Form 10-Q
period 2006-09-30
HEXION SPECIALTY CHEMICALS, INC.
filed 2006-11-14
CIK 13239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on November 3, 2006: 82,556,847

HEXION SPECIALTY CHEMICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

HEXION SPECIALTY CHEMICALS, INC.

	Three Months ended September 30,
(In millions, except for share and per share data)	2006	2005
Net sales	$1,336	$1,125
Cost of sales	1,157	955

Gross profit	179	170

Selling, general & administrative expense	97	104
Transaction costs (See Note 1)	—	3
Integration costs (See Note 1)	21	3
Other operating expense, net	4	5

Operating income	57	55

Interest expense, net	61	55
Other non-operating income, net	(1)	(3)

(Loss) income from continuing operations before income tax, earnings from unconsolidated entities and minority interest	(3)	3
Income tax expense	11	8

Loss from continuing operations before earnings from unconsolidated entities and minority interest	(14)	(5)
Earnings from unconsolidated entities, net of tax	1	—
Minority interest in net income of consolidated subsidiaries	—	(1)

Loss from continuing operations	(13)	(6)
Loss from discontinued operations (See Note 4)	(1)	—

Net loss	(14)	(6)
Accretion of redeemable preferred stock (See Note 8)	—	12

Net loss available to common shareholders	$(14)	$(18)

Comprehensive loss	$(23)	$(2)

Basic and Diluted Per Share Data
Loss from continuing operations	$(0.16)	$(0.22)
Loss from discontinued operations	(0.01)	—

Net loss available to common shareholders	$(0.17)	$(0.22)

Common stock dividends declared	$0.06	$—

Average number of common shares outstanding during the period – basic and diluted	82,556,847	82,629,906

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

HEXION SPECIALTY CHEMICALS, INC.

	Nine Months ended September 30,
(In millions, except share and per share data)	2006	2005
Net sales	$3,896	$3,301
Cost of sales	3,342	2,816

Gross profit	554	485

Selling, general & administrative expense	293	283
Transaction costs (See Note 1)	21	34
Integration costs (See Note 1)	45	8
Other operating income, net	(32)	(4)

Operating income	227	164

Interest expense, net	171	149
Loss on extinguishment of debt (See Note 6)	52	17
Other non-operating expense, net	2	17

Income (loss) from continuing operations before income tax, earnings from unconsolidated entities and minority interest	2	(19)
Income tax expense	41	43

Loss from continuing operations before earnings from unconsolidated entities and minority interest	(39)	(62)
Earnings from unconsolidated entities, net of tax	3	1
Minority interest in net income of consolidated subsidiaries	(4)	(2)

Loss from continuing operations	(40)	(63)
Loss from discontinued operations (See Note 4)	(14)	(10)

Net loss	(54)	(73)
Redemption and accretion of redeemable preferred stock (See Note 8)	33	18

Net loss available to common shareholders	$(87)	$(91)

Comprehensive loss	$(13)	$(127)

Basic and Diluted Per Share Data
Loss from continuing operations	$(0.88)	$(0.98)
Loss from discontinued operations	(0.17)	(0.12)

Net loss available to common shareholders	$(1.05)	$(1.10)

Common stock dividends declared	$0.06	$6.66

Average number of common shares outstanding during the period – basic and diluted	82,591,905	82,629,906

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

HEXION SPECIALTY CHEMICALS, INC.

(In millions)	September 30, 2006	December 31, 2005
ASSETS
Current Assets
Cash and equivalents	$69	$183
Accounts receivable (less allowance for doubtful accounts of $20 and $19, respectively)	760	589
Inventories:
Finished and in-process goods	322	287
Raw materials and supplies	201	146
Other current assets	98	131
Assets of discontinued operations (See Note 4)	—	39

	1,450	1,375

Other Assets	93	103

Property and Equipment
Land	79	62
Buildings	238	205
Machinery and equipment	1,984	1,779

	2,301	2,046
Less accumulated depreciation	(794)	(655)

	1,507	1,391
Goodwill	175	164
Other Intangible Assets, net	214	176

Total Assets	$3,439	$3,209

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

HEXION SPECIALTY CHEMICALS, INC.

(In millions, except share and per share data)	September 30, 2006	December 31, 2005
LIABILITIES, REDEEMABLE PREFERRED STOCK, COMMON STOCK AND OTHER SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts and drafts payable	$555	$493
Debt payable within one year	65	38
Interest payable	47	45
Income taxes payable	111	91
Other current liabilities	286	247
Liabilities of discontinued operations (See Note 4)	—	25

	1,064	939

Other Liabilities
Long-term debt	2,784	2,303
Long-term pension obligations	183	167
Non-pension postemployment benefit obligations	111	119
Deferred income taxes	154	138
Other long-term liabilities	100	92

	3,332	2,819

Minority interest in consolidated subsidiaries	13	11
Commitments and Contingencies (See Note 7)
Redeemable Preferred Stock - $0.01 par value; liquidation preference $25 per share; 60,000,000 shares authorized, -0- and 14,781,959 issued and outstanding at September 30, 2006 and December 31, 2005, respectively (See Note 8)	—	364
Common Stock and Other Shareholders’ Deficit
Common stock - $0.01 par value; 300,000,000 shares authorized, 170,605,906 issued and 82,556,847 outstanding at September 30, 2006; 300,000,000 shares authorized, 170,678,965 issued and 82,629,906 outstanding at December 31, 2005	1	1
Paid-in capital	482	515
Treasury stock, at cost – 88,049,059 shares	(296)	(296)
Accumulated other comprehensive loss	(29)	(70)
Accumulated deficit	(1,128)	(1,074)

	(970)	(924)

Total Liabilities, Redeemable Preferred Stock, Common Stock and Other Shareholders’ Deficit	$3,439	$3,209

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

HEXION SPECIALTY CHEMICALS, INC.

	Nine months ended September 30,
(In millions)	2006	2005
Cash Flows from Operating Activities
Net loss	$(54)	$(73)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	123	111
Loss from discontinued operations	14	—
Gain on sale of businesses, net of taxes	(34)	—
Write-off of deferred IPO costs	15	—
Write-off of deferred financing fees (See Note 6)	9	11
Minority interest in net income of consolidated subsidiaries	4	2
Stock based compensation expense	5	10
Deferred tax provision (benefit)	14	(4)
Impairments	5	—
Other non-cash adjustments	21	12
Net change in assets and liabilities:
Accounts receivable	(112)	(2)
Inventories	(22)	62
Accounts and drafts payable	26	(91)
Income taxes payable	18	74
Other assets	25	(13)
Other liabilities	(50)	4
Net cash used in operating activities of discontinued operations (See Note 4)	(3)	—

	4	103

Cash Flows used in Investing Activities
Capital expenditures	(85)	(61)
Capitalized interest	(1)	—
Acquisition of businesses, net of cash acquired	(181)	(234)
Proceeds from the sale of businesses, net of cash	47	3
Net cash used in investing activities of discontinued operations (See Note 4)	—	(2)

	(220)	(294)

Cash Flows from Financing Activities
Net short-term debt borrowings (repayments)	18	(15)
Borrowings of long-term debt	2,654	1,194
Repayments of long-term debt	(2,158)	(753)
Payment of dividends on common stock	(2)	(523)
Proceeds from issuance of preferred stock, net of issuance costs (See Note 8)	—	334
Repayment of preferred stock (See Note 8)	(397)	—
Long-term debt and credit facility financing fees paid	(17)	(22)
IPO related costs (See Note 1)	(5)	(8)
Net cash from financing activities of discontinued operations (See Note 4)	1	2

	94	209

Effect of exchange rates on cash and equivalents	8	(6)
(Decrease) increase in cash and equivalents	(114)	12
Cash and equivalents at beginning of period	183	152

Cash and equivalents at end of period	$69	$164

Supplemental Disclosures of Cash Flow Information
Cash paid:
Interest, net	$163	$134
Debt redemption costs	43	6
Income taxes, net	14	4
Non-cash activity:
Settlement of note receivable from parent	$—	$581
Unpaid common stock dividends declared	3	27
Redeemable preferred stock accretion (See Note 8)	—	18

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF COMMON STOCK AND OTHER SHAREHOLDERS’ DEFICIT (Unaudited)

HEXION SPECIALTY CHEMICALS, INC.

(In millions)	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss (a)	Accumulated Deficit	Total
Balance, December 31, 2005	$1	$515	$(296)	$(70)	$(1,074)	$(924)

Net loss	—	—	—	—	(54)	(54)
Change in unrealized loss on derivative instruments, net of tax	—	—	—	(6)	—	(6)
Translation adjustments	—	—	—	47	—	47

Comprehensive loss	—	—	—	—	—	(13)

Stock based compensation expense	—	5	—	—	—	5
Redemption and accretion of redeemable preferred stock (See Note 8)	—	(33)	—	—	—	(33)
Common stock dividends declared	—	(5)	—	—	—	(5)

Balance, September 30, 2006	$1	$482	$(296)	$(29)	$(1,128)	$(970)

(a)	Accumulated other comprehensive loss at September 30, 2006 represents $69 net foreign currency translation gains, a $6 unrealized loss on derivative instruments, net of tax, and a $92 net loss relating to the Company’s minimum pension liability adjustment. Accumulated other comprehensive loss at December 31, 2005 represents $22 of net foreign currency translation gains and a $92 net loss relating to the Company’s minimum pension liability adjustment.

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In millions, except share data)

1. Background and Basis of Presentation

Hexion Specialty Chemicals, Inc. (“Hexion” or “the Company”) is engaged in the manufacture and marketing of resins, inks, coating and adhesive resins, formaldehyde, oil field products and other specialty and industrial chemicals worldwide. At September 30, 2006, the Company has 103 production and manufacturing facilities, of which 38 are located in the U.S.

Hexion was formed on May 31, 2005 upon the combination of three Apollo Management, L.P. (“Apollo”) controlled companies (the “Combinations”), Resolution Performance Products, LLC (“Resolution Performance”), Resolution Specialty Materials, Inc. (“Resoluton Specialty”) and Borden Chemical, Inc. (“Borden Chemical”). Upon consummation of the Combinations, Borden Chemical changed its name to Hexion Specialty Chemicals, Inc., and BHI Acquisition LLC (“BHI Acquisition”), Borden Chemical’s parent, changed its name to Hexion LLC. Prior to the Combinations, on April 29, 2005, a subsidiary of Borden Chemical completed the acquisition of Bakelite Aktiengesellschaft (“Bakelite” or the “Bakelite Acquisition”).

During the three and nine months ended September 30, 2005, the Company incurred costs totaling approximately $3 and $34, respectively, primarily for accounting, consulting, legal and contract termination fees in connection with the Combinations. As the Combinations transaction was considered a merger of entities under common control, in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, related costs have been expensed as incurred and are included in the Condensed Consolidated Statements of Operations and Comprehensive Loss as Transaction costs.

On April 25, 2005, the Company filed a registration statement with the U.S. Securities and Exchange Commission (the “SEC”) for a proposed initial public offering (“IPO”) of its common stock. The Company subsequently filed ten amendments to its registration statement from May 2, 2005 through June 19, 2006. On June 21, 2006, the Company announced that it was temporarily suspending its IPO due to adverse market conditions and issued a request to withdraw its registration statement with the SEC on October 12, 2006. For the nine months ended September 30, 2006, write-off of previously deferred accounting, legal, and printing costs associated with the Company’s proposed IPO of $15, as well as costs associated with terminated acquisition activities are included in Transaction costs on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

In addition, the Company has incurred costs totaling approximately $3 and $8 during the three and nine months ended September 30, 2005, respectively, and $21 and $45 during the three and nine months ended September 30, 2006, respectively, primarily related to redundancy and plant rationalization costs and incremental administrative costs associated with integration programs as a result of the Combinations and recent acquisitions. These costs include the implementation of a single, company wide, management information and accounting system. These costs are included in the Condensed Consolidated Statements of Operations and Comprehensive Loss as Integration costs.

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

In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the financial statements, accounting policies and notes included in the Company’s audited financial statements for the year ended December 31, 2005. Results for the interim periods are not necessarily indicative of results for the full year.

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

Earnings Per Share – At the date of the Combinations, the Company’s capital structure consisted of 82,629,906 shares outstanding. For purposes of calculating earnings per share, 82,629,906 was used as the number of weighted average shares outstanding for the three and nine months ended September 30, 2005 as no new shares were issued as a result of the legal merger of Resolution Performance, Resolution Specialty and Borden Chemical. This presentation reflects the post-merger capital structure of the Company for all periods on a consistent basis. For the three and nine months ended September 30, 2006, the number of weighted average shares reflects the cancellation of 73,059 shares that were contributed by the Company’s parent in May 2006. The Company did not have any potentially dilutive instruments outstanding for any periods.

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

Reclassifications—Where appropriate, the prior period financial statements reflect reclassifications to conform to the current period presentation. Such reclassifications with regard to the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2005, largely consisted of a breakout between Transaction costs and Integration costs to allow for a more meaningful presentation, and did not have an impact on total Operating income.

Recently Issued Accounting Standards

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of the Interpretation on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement establishes a standard definition for fair value, establishes a framework under generally accepted accounting principles for measuring fair value and expands disclosure requirements for fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of the statement on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R). This statement requires an employer to recognize the overfunded or underfunded status of defined benefit pension and postretirement plans as an assets or liabilities in its statement of financial position. Under SFAS No. 158, unrecognized actuarial gains and losses, prior service costs and credits and any remaining unrecognized transition amounts, net of their related income tax effect, will be reported as a component of Accumulated other comprehensive income. Incremental changes in these amounts not recognized in the statements of operations in the same year they arise are recognized in the year in which the changes occur as changes in other comprehensive income. The statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The requirement to recognize the funded status of defined benefit pension and postretirement plans is effective for fiscal years ending after December 15, 2006 for companies with publicly traded stock, and June 15, 2007 for all other companies. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for the fiscal years ending after December 15, 2008. While the Company currently measures plan assets and benefit obligations at each fiscal year-end, the Company is evaluating the impact that the other aspects of this Statement will have on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, a cumulative effect adjustment is recorded in opening accumulated earnings (deficit) as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with earlier adoption encouraged. The Company is currently assessing the impact of SAB 108 on its consolidated financial statements.

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

On January 31, 2006, the Company completed the purchase of the decorative coatings and adhesives business unit of The Rhodia Group (the “Coatings Acquisition”). The business generated 2005 sales of approximately $200, with eight manufacturing facilities in Europe and Asia Pacific. On March 1, 2006, the Company acquired the global wax compounds business of Rohm and Haas (the “Wax Compound Acquisition”). The business generated 2005 sales of approximately $10. The purchase included Rohm and Haas’ wax compounds technology and product lines, manufacturing equipment and other business assets. On June 1, 2006, the Company acquired the ink and adhesive resins business of Akzo Nobel (the “Inks Acquisition”). The business generated 2005 sales of approximately $215 and includes ten manufacturing facilities in Europe, Asia Pacific, North America and South America. The aggregate purchase price, net of cash acquired, for the three acquisitions, including related direct costs, was $181. The proforma effects of the acquisitions are not material. On October 20, 2006 an application was filed by certain of our customers with the Court of First Instance to annul the European Commission’s decision permitting the Inks Acquisition. The Commission has asked the Company to intervene and support the defense of its decision permitting the acquisition.

Divestitures

On March 31, 2006, the Company sold Alba Adesivos Industria e Comercio Ltda. (“Alba Adesivos”), a consumer adhesives company based in Boituva, Brazil (the “Brazilian Consumer Divestiture”). Alba Adesivos is a producer of branded consumer and professional grade adhesives. The company generated 2005 sales of $38 and has approximately 140 employees. Due to the Company’s significant continuing involvement in the operations of Alba Adesivos as a result of a tolling agreement, the sale does not qualify for presentation as a discontinued operation. On March 31, 2006, the Company also completed the sale of its remaining 10% interest in Japan Epoxy Resin Co., Ltd., to its joint venture partner. The joint venture interest was accounted for using the cost method. On June 1, 2006, the Company completed the sale of an additional 5% interest in HA-International, LLC (“HAI”), a joint venture between the Company and Delta-HA, Inc. At September 30, 2006, the Company’s remaining economic interest in HAI is 60%. The Company recognized gains totaling $40 related to these divestitures ($31 million on an after tax basis) that are included in Other operating income, net for the nine months ended September 30, 2006.

4. Discontinued Operations

On August 1, 2006, the Company sold its Taro Plast S.p.A. business (“Taro Plast”), which was acquired in the Bakelite Acquisition and formerly reported in the Epoxy and Phenolic Resins segment. Accordingly, Taro Plast has been reported as discontinued operations for all periods presented. The aggregate carrying value of the discontinued business was a net asset of $14 at December 31, 2005. Taro Plast has been classified separately in the Condensed Consolidated Balance Sheet at December 31, 2005 as discontinued operations. The major classes of assets and liabilities of discontinued operations included in the Consolidated Balance Sheet at December 31, 2005 are summarized as follows:

December 31, 2005
Assets:
Accounts receivable (less allowance for doubtful accounts)	$16
Inventories	12
Other current assets	1
Property and equipment, net	5
Goodwill and Other intangible Assets, net	5

Total assets of discontinued operations	$39

Liabilities:
Accounts and drafts payable	$9
Debt payable within one year	13
Other current liabilities	1
Other long-term liabilities	2

Total liabilities of discontinued operations	$25

Loss from discontinued operations in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended September 30, 2006 and 2005 related to the Taro Plast sale are as follows:

	2006	2005
Net sales	$4	$9
Loss from discontinued operations	(1)	—

Loss from discontinued operations in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2006 and 2005 related to the Taro Plast sale are as follows:

	2006	2005
Net sales	$28	$16
Loss from discontinued operations	(14)	—

Loss from discontinued operations for the nine months ended September 30, 2006 includes an impairment charge of $13, which represents the amount by which the carrying amount of the net assets of Taro Plast exceeded the estimated fair value of the business less its estimated costs to sell. As the Company is party to a participation exemption, there is no tax benefit on the capital loss for the three or nine months ended September 30, 2006.

In 1998, pursuant to a merger and recapitalization transaction sponsored by The Blackstone Group (“Blackstone”) and financing arranged by The Chase Manhattan Bank (“Chase”), Borden Decorative Products Holdings, Inc. (“BDPH”), a wholly owned subsidiary of the Company, was acquired by Blackstone, which subsequently merged with Imperial Wallcoverings to create Imperial Home Décor Group (“IHDG”). Blackstone provided $85 in equity, a syndicate of banks provided $198 of senior secured financing and $125 of senior subordinated notes were privately placed. The Company received approximately $309 in cash and 11% of IHDG common stock for its interest in BDPH. On January 5, 2000, IHDG filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. IHDG emerged from bankruptcy in April 2001. The IHDG Litigation Trust (the “Trust”) was created pursuant to the plan of reorganization in the IHDG bankruptcy to pursue preference and other avoidance claims on behalf of the unsecured creditors of IHDG. In November 2001, the Trust filed a lawsuit against the Company and certain of its affiliates seeking to have the IHDG transaction voided as a fraudulent conveyance and asking for a judgment to be entered against the Company for $314 plus interest, costs and attorney fees. On June 8, 2005, the Company reached an agreement with the parties to settle and release all claims against the Company. The Company’s portion of the claim payment is $15. As the settlement directly relates to a divested business, which was accounted for as a discontinued operation in 1997, the Company has included the settlement cost in Loss from discontinued operations in its Financial Statements for the three and nine months ended September 30, 2005.

In 1996 and 1997, the Company sold its Dairy and Foods businesses. Both disposals were accounted for as discontinued operations in those years. In 2005, the Company received $5 million as settlement from a class action suit related to raw material purchases by the divested businesses between July 21, 1991 and June 30, 1995. As the settlement directly relates to the previously divested businesses, the Company has included the settlement proceeds in Loss from discontinued operations in its Financial Statements for the three and nine months ended September 30, 2005.

Typically, losses from discontinued operations are recorded in the financial statements net of tax; however, the Company has a full valuation allowance on its domestic deferred tax assets and is unable to realize an income tax benefit from these losses, thus the corresponding benefit of the Loss from discontinued operations for the three and nine months ended September 30, 2005 has been offset by a full valuation allowance.

5. Related Party Transactions

Administrative Service, Management and Consulting Arrangements

In connection with their respective acquisitions by Apollo, Resolution Performance, Resolution Specialty and Borden Chemical entered into certain management, consulting and transaction fee agreements with Apollo and its affiliates for the provision of certain structuring and advisory services. These agreements allowed Apollo and its affiliates to provide certain advisory services to the companies for terms up to ten years. The companies also agreed to indemnify Apollo and its affiliates and their directors, officers and representatives for potential losses relating to the services contemplated under these agreements. Prior to the Combinations, on May 31, 2005, Resolution Performance and Resolution Specialty terminated their agreements with Apollo, thereby releasing any and all obligations and liabilities by all parties under the respective agreements. In consideration of the terminations, Resolution Performance and Resolution Specialty paid Apollo $4 and $7, respectively. These amounts are included within Transaction costs in the Company’s Consolidated Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2005.

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

Pursuant to the agreements in effect, during the three months ended September 30, 2006 and 2005, the Company expensed fees of $1 and less than $1, respectively. For the nine months ended September 30, 2006 and 2005, the Company expensed fees of $2 and $3, respectively. These amounts are included within Other operating (income) expense, net in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

In connection with the Bakelite Acquisition, in exchange for deal structuring and negotiating provided by Apollo, the Company made payments to Apollo in the amount of $4. These amounts are considered direct costs of the acquisition and have been capitalized as part of the purchase price.

Other Transactions and Arrangements

The Company sells finished goods to a former unconsolidated joint venture of the Company and certain Apollo affiliates. These sales totaled $2 and $7 for the three months ended September 30, 2006 and 2005, respectively, and totaled $8 and $20 for the nine months ended September 30, 2006 and 2005, respectively. Accounts receivable from these affiliates totaled $1 and $2 at September 30, 2006 and December 31, 2005, respectively. The Company also purchases raw materials and services from certain Apollo affiliates. These purchases totaled $3 and less than $1 for the three months ended September 30, 2006 and 2005, respectively, and totaled $7 and $4 for the nine months ended September 30, 2006 and 2005, respectively. At September 30, 2006 and December 31, 2005, the Company had accounts payable to Apollo and affiliates of less than $1 related to these purchases.

6. Debt

Debt outstanding at September 30, 2006 and December 31, 2005 is as follows:

	September 30, 2006		December 31, 2005
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
Revolving Credit Facilities	$50	$—	$—	$—
Senior Secured Notes:
8% Senior secured notes due 2009 (includes $1 of unamortized debt premium at December 31, 2005) (a)	—	—	141	—
9.5% Senior second secured notes due 2010 (includes $2 of unamortized debt premium at December 31, 2005)(a)	—	—	202	—
9% Second-priority senior secured notes due 2014	325	—	325	—
Floating rate second-priority senior secured notes due 2010 (includes $1 of unamortized debt discount at September 30, 2006 and $2 at December 31, 2005)	299	—	298	—
Credit Agreement: term loans due 2013	1,608	16	493	5
Debentures:
9.2% debentures due 2021	115	—	115	—
7.875% debentures 2023	247	—	247	—
Sinking fund debentures: 8.375% due 2016	78	—	78	—
13.5% Senior subordinated notes due 2010 (includes $8 of unamortized debt premium at December 31, 2005) (a)	—	—	336	—
Other:
Industrial Revenue Bonds due 2009	34	—	34	—
Other	17	6	23	7
Capital Leases	11	1	11	1

Total current maturities of long-term debt		23		13
Short-term debt (primarily foreign bank loans)	—	42	—	25

Total debt	$2,784	$65	$2,303	$38

(a)	December 31, 2005 balance includes purchase accounting adjustments as a result of the acquisition of minority interests. These adjustments have been reflected as unamortized debt premiums.

At September 30, 2006 and December 31, 2005, the Company was in compliance with the material covenants and restrictions in all of the Company’s credit facilities and indentures.

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

The interest rates with respect to term loans to the Company under the New Senior Secured Credit Facilities are based on, at the Company’s option, (a) adjusted LIBOR plus 2.00% or (b) the higher of (i) JPMorgan Chase Bank, N.A.’s (JPMCB) prime rate or (ii) the Federal Funds Rate plus 0.50%, in each case plus 0.50%. Term loans to the Netherlands subsidiary are at the Company’s option, (a) EURO LIBOR plus 2.00% or (b) the rate quoted by JPMCB as its base rate for such loans plus 0.50%. The foregoing margins are subject to reduction if certain corporate credit ratings are achieved. The weighted average interest rate on the term loans in effect at September 30, 2006 was approximately 7.5%.

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

Senior Secured Notes, Senior Subordinated Notes and Series A Preferred Stock

On April 20, 2006, the Company made tender offers to repurchase all of its outstanding 8% Senior Secured Notes, 9.5% Senior Second Secured Notes and 13.5% Senior Subordinated Notes. As of the expiration of the tender offers on May 17, 2006, the Company accepted tenders from holders of 100% of the outstanding principal amount of the 8% Senior Secured Notes, 99.9% of the outstanding principal amount of the 9.5% Senior Second Secured Notes and 89.0% of the outstanding principal amount of the 13.5% Senior Subordinated Notes. On June 18, 2006, the Company redeemed all of its 9.5% Senior Second Secured Notes and 13.5% Senior Subordinated Notes that remained outstanding with available cash.

On May 12, 2006, the Company redeemed all of its outstanding Series A Preferred Stock with the proceeds of borrowings under its New Senior Secured Credit Facilities (See Note 8).

Upon completion of the tender and amendment of the senior secured credit facilities, for the nine months ended September 30, 2006, the Company recognized a loss on the extinguishment of debt of $52, consisting of redemption costs net of debt premiums and the write-off of deferred financing costs. The Company incurred financing costs of $17 related to the New Senior Secured Credit Facilities. These costs are included within Other assets on the Condensed Consolidated Balance Sheet and will be amortized over the life of the related debt.

On November 3, 2006, the Company amended and restated its New Senior Secured Credit Facilities, issued new Second-Priority Senior Secured Notes, repaid certain existing debt and paid a dividend on its common stock (collectively, the “Hexion Recapitalization”) (See Note 13).

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

The Company has recorded liabilities, relating to 67 locations (70 at December 31, 2005), of approximately $39 and $40 at September 30, 2006 and December 31, 2005, respectively, for all probable environmental remediation, indemnification and restoration liabilities. These amounts include estimates of unasserted claims the Company believes are probable of loss and reasonably estimable. Based on the factors discussed below, and currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may fall within a range of $25 to $76, in the aggregate, at September 30, 2006. This estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based, and in order to establish the upper end of such range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates.

Following is a more detailed discussion of the Company’s environmental liabilities and related assumptions at September 30, 2006:

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

The Company has recorded a liability of approximately $19 and $20 at September 30, 2006 and December 31, 2005, respectively, related to the BCP Geismar site. Based on currently available information and analysis, the

Company believes that it is reasonably possible that costs associated with this site may fall within a range of $11 to $30, depending upon the factors discussed above. Due to the long-term nature of the project, the reliability of the timing of remediation payments and the ability to estimate remediation payments, a portion of this liability was recorded at its net present value, assuming a 3% discount rate and a time period of thirty years. The range of possible outcomes is discounted similarly. The undiscounted liability is approximately $24 over thirty years with payments of $7 to be paid ratably between 2006 and 2010.

Superfund Sites / Offsite Landfills—The Company is currently involved in environmental remediation activities at 31 sites (29 at December 31, 2005) in which it has been notified that it is, or may be, a PRP under the United States Comprehensive Environmental Response, Compensation and Liability Act or similar state “superfund” laws. The Company has recorded a liability of approximately $9 at September 30, 2006 and December 31, 2005 related to these sites. The Company anticipates approximately 50% of this liability will be paid within the next five years, with the remaining payments occurring over the next twenty-five years. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may be as low as $6 or as high as $16, in the aggregate. The Company generally does not bear a significant level of responsibility for these sites, and therefore, has little control over the costs and timing of cash flows. At 18 of the 31 superfund / offsite landfill sites, the Company’s share is less than 1%. At the remaining 13 sites, where the Company’s share exceeds 1%, the Company’s recorded liability was $8 and $7 at September 30, 2006 and December 31, 2005, respectively. In estimating both its current reserves for environmental remediation at these sites and the possible range of additional costs, the Company has not assumed that it will bear the entire cost of remediation of every site to the exclusion of other known PRPs who may be jointly and severally liable. The Company has limited information to assess the viability of other PRPs and their probable contribution on a per site basis. The range of possible outcomes also takes into account the maturity of each project, which results in a more narrow range as the project progresses. The Company’s ultimate liability will depend on many factors including its volumetric share of waste, the financial viability of other PRPs, the remediation methods and technology used, the amount of time necessary to accomplish remediation, and the availability of insurance coverage. The Company’s insurance provides very limited, if any, coverage for these environmental matters.

Sites Under Current Ownership—The Company is conducting environmental remediation at 12 locations (15 at December 31, 2005) currently owned by the Company, of which 3 sites are no longer operating. There are no other parties responsible for remediation at these sites. Much of the remediation is being performed by the Company on a voluntary basis; therefore, the Company has greater control over the costs to be incurred and the timing of cash flows. The Company has accrued approximately $7 at September 30, 2006 and December 31, 2005 for remediation and restoration liabilities at these locations. The Company anticipates approximately $3 of these liabilities will be paid within the next three years, with the remaining amounts being paid over the next ten years. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may fall within a range of $5 to $13, in the aggregate. The factors influencing the ultimate outcome include the methods of remediation to be elected, the conclusions and assessment of site studies remaining to be completed and the time period required to complete the work.

Other Sites—The Company is conducting environmental remediation at 10 locations that it formerly owned. The Company has accrued approximately $2 and $3 at September 30, 2006 and December 31, 2005, respectively, for remediation and restoration liabilities at these locations. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may fall within a range of $2 to $13, in the aggregate. The primary drivers in determining the final costs to the Company on these matters are the method of remediation selected and the level of participation of third parties.

In addition, the Company is responsible for 12 sites (14 at December 31, 2005) that require monitoring where no additional remediation is expected and has also established accruals for other related costs, such as fines and penalties. The Company has accrued approximately $2 and $1 at September 30, 2006 and December 31, 2005, respectively, related to these sites. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may fall within a range of $1 to $4 in the aggregate. Payment of these liabilities is anticipated to occur over the next ten years. The ultimate cost to the Company will be influenced by any variations in projected monitoring periods or by findings that are better or worse than anticipated findings.

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

For environmental conditions that existed at Resolution Performance sites prior to November 2000, the Royal Dutch/Shell Group of Companies (“Shell”) generally will indemnify the Company for environmental damages associated with environmental conditions that occurred or existed before the recapitalization in November 2000, subject to certain limitations. There have been no claims against Resolution Performance since November 2000 relating to such environmental matters; therefore, the Company has no accruals at September 30, 2006 and December 31, 2005 relating to Resolution Performance environmental matters.

According to the terms of the Resolution Specialty purchase agreement, Eastman Chemical Company retained the liability and indemnified Resolution Specialty for pre-existing unknown environmental conditions at facilities that were transferred to the Company, as well as for the pre-existing known environmental condition at the Roebuck, South Carolina facility, subject to certain limitations.

Non-Environmental Legal Matters

The Company has reserved approximately $11 and $12 at September 30, 2006 and December 31, 2005, respectively, relating to all non-environmental legal matters for legal defense and settlement costs that it believes are probable and estimable at this time.

Following is a discussion of non-environmental legal proceedings that are not in the ordinary course of business:

Brazil Tax Claim—In 1992, the State of Sao Paulo Administrative Tax Bureau issued an assessment against the Company’s primary Brazilian subsidiary claiming that excise taxes were owed on certain intercompany loans made for centralized cash management purposes, characterized by the Tax Bureau as intercompany sales. Since that time, management and the Tax Bureau have held discussions and the subsidiary has filed an administrative appeal seeking cancellation of the assessment. The Administrative Court upheld the assessment in December 2001. In 2002, the subsidiary filed a second appeal with the highest-level Administrative Court, again seeking cancellation of the assessment. Argument was made to the court in September 2004; the Company is awaiting its ruling. At September 30, 2006, the amount of the assessment, including tax, penalties, monetary correction and interest, is 57 million Brazilian reais, or approximately $26. The Company believes it has a strong defense against the assessment and will pursue the appeal vigorously, including appealing to the judicial level; however, there is no assurance that the assessment will not be upheld. At this time, the Company does not believe a loss is probable; therefore, only related legal fees have been accrued.

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

Formosa Plant —Several lawsuits were filed in Sangamon County, Illinois in May 2006 against Hexion and its predecessor Borden Chemical on behalf of individuals injured or killed in an explosion at a Formosa Plastics Corporation (“Formosa”) plant in Illiopolis, Illinois that occurred on April 23, 2004. Borden Chemical divested the facility in 1987, and the facility was operated by BCPOLP until it was sold to Formosa out of BCPOLP’s bankrupt estate in 2002. At this time, the Company has inadequate information from which to estimate a potential range of liability, if any.

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

8. Redeemable Preferred Stock

In May 2005, Hexion Escrow Corp., a subsidiary of Hexion which merged into Hexion coincidental with the Combinations, offered 14 million shares of Redeemable Series A Floating Rate Preferred Stock, par value $0.01 per share, and a liquidation preference of $25 per share (the “Preferred Stock”). On May 12, 2006, the Company paid $397 from the proceeds it received from the New Senior Secured Credit Facilities (See Note 6) to redeem the Preferred Stock. The Company recorded preferred stock accretion of $18 for the nine months ended September 30, 2006 against Paid-in capital. In addition, for the nine months ended September 30, 2006, the Company recorded $15 of accretion related to the excess of the redemption price of the Preferred Stock over its carrying value at the date of redemption. The Company recorded preferred stock accretion of $12 and $18 for the three and nine months ended September 30, 2005, respectively.

9. Pension and Postretirement Expense

Following are the components of net pension and postretirement expense recognized by the Company for the periods ended September 30, 2006 and 2005:

	Pension		Postretirement
	Three months ended September 30,		Three months ended September 30,
	2006	2005	2006	2005
Service cost	$3	$5	$—	$—
Interest cost	7	6	—	—
Expected return on plan assets	(6)	(7)	—	—
Amortization of prior service cost	—	—	(3)	(2)
Recognized net actuarial loss (gain)	3	2	—	(1)

	$7	$6	$(3)	$(3)

	Pension		Postretirement
	Nine months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Service cost	$10	$11	$—	$—
Interest cost	20	17	1	1
Expected return on plan assets	(19)	(20)	—	—
Amortization of prior service cost	1	—	(9)	(8)
Recognized net actuarial loss (gain)	9	6	(1)	(2)

	$21	$14	$(9)	$(9)

10. Income Taxes

Following is a comparison of income tax expense related to continuing operations for the three and nine months ended September 30, 2006 and 2005:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Income tax expense	$11	$8	$41	$43
Effective tax rate	N/M	N/M	N/M	N/M

Income tax expense for the three and nine months ended September 30, 2006 primarily reflects a higher portion of net income derived from foreign operations and the effect of lower tax rates in foreign jurisdictions. In addition, the three and nine months ended September 30, 2006 include an increase in income tax expense of $3 related to an adjustment of the tax impact of the Brazilian Consumer Divestiture, which occurred during the three months ended March 31, 2006. These expenses are offset by increases in domestic valuation allowances due to the inability to utilize net operating losses.

Income tax expense for the nine month period ending September 30, 2005 primarily reflects the impact of taxes on income in non-U.S. jurisdictions, the impact of a cumulative translation adjustment on the settlement of an intercompany loan that had been previously treated as permanently invested and the adjustment of an income tax reserve in the Netherlands. The Company has increased its valuation allowances in various tax jurisdictions, including the U.S., related primarily to net operating losses that may not be realized.

11. Segment Information

The Company’s organizational structure is based on the products the Company offers and the markets the Company serves. During the fourth quarter of 2005, the Company changed its reportable segments to better reflect the stage of the transition from the previous organization of the pre-merger companies to the Company’s organizational structure during the latter half of 2005. The transition provides greater alignment of the respective operating divisions and reporting segments. At September 30, 2006, the Company’s reporting structure consisted of four reportable segments: Epoxy and Phenolic Resins, Formaldehyde and Forest Products Resins, Coatings and Inks, and Performance Products. A brief summary of the Company’s reportable segments, is as follows:

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

Operating Segments:

Following is a comparison of Net sales and Segment EBITDA by reportable segment for the three months and nine months ended September 30, 2006 and 2005. Segment EBITDA is defined as EBITDA adjusted to exclude certain non-cash and non-recurring expenses. Segment EBITDA is the primary performance measure used by the Company in the evaluation of its operating results and in determining allocations of capital resources among its segments. Segment EBITDA is also the profitability measure used to set management and executive incentive compensation. Corporate and Other primarily represents corporate general and administrative expenses that are not allocated to the segments.

	Three months ended September 30,		Nine months ended September 30,
	2006 (1)	2005 (2)	2006 (1)	2005 (2)
Net Sales to Unaffiliated Customers (3)
Epoxy and Phenolic Resins	$544	$491	$1,613	$1,376
Formaldehyde and Forest Product Resins	343	309	1,041	953
Coatings and Inks	343	225	928	676
Performance Products	106	100	314	296

	$1,336	$1,125	$3,896	$3,301

Segment EBITDA (3)
Epoxy and Phenolic Resins	$63	$65	$205	$185
Formaldehyde and Forest Product Resins	40	35	110	114
Coatings and Inks	23	12	66	51
Performance Products	18	16	50	38
Corporate and Other	(10)	(13)	(34)	(32)

Depreciation and Amortization Expense
Epoxy and Phenolic Resins	$24	$24	$68	$69
Formaldehyde and Forest Product Resins	8	8	21	22
Coatings and Inks	7	4	16	11
Performance Products	2	2	6	5
Corporate and Other	4	1	12	4

	$45	$39	$123	$111

(1)	Net sales and Segment EBITDA in 2006 include the Coatings Acquisition, the Wax Compound Acquisition and the Inks Acquisition results from the dates of acquisition, January 31, March 1 and June 1, 2006, respectively. Epoxy and Phenolic Resins Net Sales to Unaffiliated Customers and Segment EBITDA in 2006 and 2005 excludes the operating results of the Taro Plast divestiture (See Note 4), which has been included in discontinued operations in the Condensed Consolidated Statement of Operations and Comprehensive Loss.

(2)	Net sales and Segment EBITDA in 2005 include the Bakelite Acquisition results from the date of acquisition, April 29, 2005. Epoxy and Phenolic Resins Net Sales to Unaffiliated Customers and Segment EBITDA in 2006 and 2005 excludes the operating results of the Taro Plast divestiture (See Note 4), which has been included in discontinued operations in the Condensed Consolidated Statement of Operations and Comprehensive Loss.

(3)	Intersegment sales and EBITDA are not significant and, as such, are eliminated within the selling segment.

Reconciliation of Segment EBITDA to Net loss:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Segment EBITDA:
Epoxy and Phenolic Resins	$63	$65	$205	$185
Formaldehyde and Forest Product Resins	40	35	110	114
Coatings and Inks	23	12	66	51
Performance Products	18	16	50	38
Corporate and Other	(10)	(13)	(34)	(32)
Reconciliation:
Items not included in Segment EBITDA
Transaction costs	—	(3)	(21)	(34)
Integration costs	(21)	(3)	(45)	(8)
Non-cash charges	(2)	(3)	(10)	(20)
Unusual items:
Gain on divestiture of business	(1)	—	40	—
Purchase accounting effects/inventory step-up	(1)	(5)	(3)	(14)
Discontinued operations	(1)	—	(14)	(10)
Business realignments	(3)	—	(4)	(2)
Other	(2)	(5)	(7)	(21)

Total unusual items	(8)	(10)	12	(47)

Total adjustments	(31)	(19)	(64)	(109)
Interest expense, net	(61)	(55)	(171)	(149)
Loss on extinguishment of debt	—	—	(52)	(17)
Income tax expense	(11)	(8)	(41)	(43)
Depreciation and amortization	(45)	(39)	(123)	(111)

Net loss	$(14)	$(6)	$(54)	$(73)

Items not included in Segment EBITDA

For the three and nine months ended September 30, 2005, Transaction costs primarily represent accounting, consulting, legal and contract termination fees associated with the Combinations. For the three and nine months ended September 30, 2006, Transaction costs primarily represent the write-off of deferred accounting, legal, and printing costs as a result of the Company’s suspension of its IPO, as well as costs associated with terminated acquisition activities. For the three and nine months ended September 30, 2006 and 2005, Integration costs represent redundancy and plant rationalization costs and incremental administrative costs associated with integration programs as a result of the Combinations and recent acquisitions. These costs include the implementation of a single, company wide, management information and accounting system. For the three and nine months ended September 30, 2005, Non-cash charges primarily represent stock-based compensation expense and unrealized foreign currency exchange losses on debt instruments denominated in currencies other than the functional currency of the holder. For the three and nine months ended September 30, 2006, Non-cash charges primarily represent stock-based compensation expense and impairments of fixed assets.

Unusual items not included in Segment EBITDA represent income (expenses) deemed by management to be non-recurring in nature. For the three and nine months ended September 30, 2005, these items principally consisted of purchase accounting/inventory step-up adjustments related to the Bakelite Acquisition, certain non-recurring litigation expenses primarily related to discontinued operations and business realignments. In addition, for the nine months ended September 30, 2005, these items included a realized foreign currency loss on an exchange rate hedge related to the Bakelite Acquisition. For the three months ended September 30, 2006, these items principally consisted of business realignments. For nine months ended September 30, 2006, these items principally consisted of a gain recognized on the Brazilian Consumer Divestiture, a charge related to the discontinued operations of Taro Plast, the gain from a litigation settlement, net of related legal fees, and business realignments.

12. Guarantor/Non-Guarantor Subsidiary Financial Information

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

The following information contains the condensed consolidating financial information for the parent, Hexion, the subsidiary issuers (Hexion U.S. Finance Corporation, Nova Scotia, ULC and HSC Capital Corporation, formerly known as Resolution Performance Capital Corporation (“HSC Capital”)), the combined subsidiary guarantors (Borden Chemical Investments, Inc., Borden Chemical Foundry, Inc., Lawter International, Inc. (“Lawter”), Borden Chemical International, Inc., Hexion CI Holding Company (China LLC) and Oilfield Technology Group, Inc.) and the combined non-guarantor subsidiaries, which includes all of the Company’s foreign subsidiaries and HAI. Borden Service Company, a subsidiary guarantor, was merged into the Company in the fourth quarter of 2005, while three additional subsidiary guarantors, BDS Two, Inc., Bakelite North America Holding Company and Bakelite Epoxy Polymers Corporate, were merged into the Company on February 28, 2006; all of these former subsidiary guarantors are included in the parent for all periods presented. In addition, Lawter distributed the assets of its U.S. business to Hexion during the second quarter of 2006; its sole remaining assets are the shares of certain China subsidiaries, which are presented as equity investments in the combined subsidiary guarantors column. As a result, the presentation of prior periods has been reclassified to reflect the assets and results of operations of the Lawter U.S. business in the parent. The prior periods have also been restated to reflect the reclassification of discontinued operations (See Note 4).

All of the subsidiary issuers and subsidiary guarantors are 100% owned by Hexion. All guarantees are full and unconditional and are joint and several. There are no significant restrictions on the ability of the Company to obtain funds from its domestic subsidiaries by dividend or loan. While the Company’s Australian subsidiary and HAI are restricted in the payment of dividends and intercompany loans due to the terms of their credit facilities, there are no material restrictions on the Company’s ability to obtain cash from the remaining U.S. non-guarantor subsidiaries.

This information includes allocations of corporate overhead to the combined non-guarantor subsidiaries based on net sales. Income tax expense has been provided on the combined non-guarantor subsidiaries based on actual effective tax rates. All other tax expense is reflected in the parent.

HEXION SPECIALTY CHEMICALS, INC.

THREE MONTHS ENDED SEPTEMBER 30, 2006

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers (1)	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$651	$—	$—	$872	$(187)	$1,336
Cost of sales	576	—	—	768	(187)	1,157

Gross profit	75	—	—	104	—	179

Selling, general & administrative expense	43	—	—	54	—	97
Integration costs	12	—	—	9	—	21
Other operating expense, net	1	—	—	3	—	4

Operating income	19	—	—	38	—	57

Interest expense, net	38	17	—	6	—	61
Intracompany interest expense (income)	7	(19)	—	12	—	—
Other non-operating expense (income), net	(3)	2	—	—	—	(1)

(Loss) income from continuing operations before income tax, earnings from unconsolidated entities and minority interest	(23)	—	—	20	—	(3)
Income tax expense	6	—	—	5	—	11

(Loss) income from continuing operations before earnings from unconsolidated entities and minority interest	(29)	—	—	15	—	(14)
Earnings from unconsolidated entities, net of tax	15	—	2	1	(17)	1

(Loss) income from continuing operations	(14)	—	2	16	(17)	(13)
Loss from discontinued operations	—	—	—	(1)	—	(1)

Net (loss) income	$(14)	$—	$2	$15	$(17)	$(14)

(1)	Subsidiary issuers include Hexion U.S. Finance Corporation, HSC Capital and Nova Scotia, ULC. HSC Capital is also a subsidiary guarantor of the debt issued by Hexion U.S. Finance Corporation and Nova Scotia, ULC. The primary asset of the Hexion U.S. Finance Corporation is an intercompany receivable from Hexion (the parent) for $204, which is essentially offset by the debt payable. HSC Capital has no significant assets.

HEXION SPECIALTY CHEMICALS, INC.

THREE MONTHS ENDED SEPTEMBER 30, 2005

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers (1)	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$551	$—	$—	$654	$(80)	$1,125
Cost of sales	482	—	—	552	(79)	955

Gross profit	69	—	—	102	(1)	170

Selling, general & administrative expense	46	—	—	58	—	104
Transaction costs	2	—	—	1	—	3
Integration costs	3	—	—	—	—	3
Affiliated royalty expense (income)	7	—	(7)	—	—	—
Other operating expense, net	2	—	—	3	—	5

Operating income	9	—	7	40	(1)	55

Interest expense, net	35	15	—	5	—	55
Intracompany interest expense (income)	6	(17)	—	11	—	—
Other non-operating expense (income), net	(10)	—	—	7	—	(3)

(Loss) income from continuing operations before income tax, earnings from unconsolidated entities and minority interest	(22)	2	7	17	(1)	3
Income tax expense	—	—	—	8	—	8

(Loss) income from continuing operations before earnings from unconsolidated entities and minority interest	(22)	2	7	9	(1)	(5)
Earnings from unconsolidated entities, net of tax	17	—	3	—	(20)	—
Minority interest in net income of consolidated subsidiaries	(1)	—	—	—	—	(1)

Net (loss) income	$(6)	$2	$10	$9	$(21)	$(6)

(1)	Subsidiary issuers include Hexion U.S. Finance Corporation, HSC Capital and Nova Scotia, ULC. HSC Capital is also a subsidiary guarantor of the debt issued by Hexion U.S. Finance Corporation and Nova Scotia, ULC. The primary asset of the Hexion U.S. Finance Corporation is an intercompany receivable from Hexion (the parent) for $204, which is essentially offset by the debt payable. HSC Capital has no significant assets.

HEXION SPECIALTY CHEMICALS, INC.

NINE MONTHS ENDED SEPTEMBER 30, 2006

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers (1)	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,786	$—	$—	$2,333	$(223)	$3,896
Cost of sales	1,563	—	—	2,002	(223)	3,342

Gross profit	223	—	—	331	—	554

Selling, general & administrative expense	117	—	—	176	—	293
Transaction costs	21	—	—	—	—	21
Integration costs	20	—	—	25	—	45
Affiliated royalty expense (income)	6	—	(6)	—	—	—
Other operating income, net	18	—	(5)	(45)	—	(32)

Operating income	41	—	11	175	—	227

Interest expense, net	102	48	—	21	—	171
Loss on extinguishment of debt	52	—	—	—	—	52
Intracompany interest expense (income)	22	(54)	(1)	33	—	—
Other non-operating expense (income), net	(8)	5	—	5	—	2

(Loss) income from continuing operations before income tax, earnings from unconsolidated entities and minority interest	(127)	1	12	116	—	2
Income tax expense	9	—	—	32	—	41

(Loss) income from continuing operations before earnings from unconsolidated entities and minority interest	(136)	1	12	84	—	(39)
Earnings from unconsolidated entities, net of tax	86	—	7	3	(93)	3
Minority interest in net income of consolidated subsidiaries	(4)	—	—	—	—	(4)

(Loss) income from continuing operations	(54)	1	19	87	(93)	(40)
Loss from discontinued operations	—	—	—	(14)	—	(14)

Net (loss) income	$(54)	$1	$19	$73	$(93)	$(54)

(1)	Subsidiary issuers include Hexion U.S. Finance Corporation, HSC Capital and Nova Scotia, ULC. HSC Capital is also a subsidiary guarantor of the debt issued by Hexion U.S. Finance Corporation and Nova Scotia, ULC. The primary asset of the Hexion U.S. Finance Corporation is an intercompany receivable from Hexion (the parent) for $204, which is essentially offset by the debt payable. HSC Capital has no significant assets.

HEXION SPECIALTY CHEMICALS, INC.

NINE MONTHS ENDED SEPTEMBER 30, 2005

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers (1)	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,692	$—	$—	$1,819	$(210)	$3,301
Cost of sales	1,494	—	—	1,529	(207)	2,816

Gross profit	198	—	—	290	(3)	485

Selling, general & administrative expense	133	—	—	150	—	283
Transaction costs	25	—	—	9	—	34
Integration costs	8	—	—	—	—	8
Affiliated royalty expense (income)	17	—	(19)	2	—	—
Other operating (income) expense, net	(7)	—	(1)	4	—	(4)

Operating income	22	—	20	125	(3)	164

Interest expense, net	101	40	—	8	—	149
Loss on extinguishment of debt	9	6	—	2	—	17
Intracompany interest expense (income)	12	(42)	(1)	31	—	—
Other non-operating expense (income), net	(5)	1	—	21	—	17

(Loss) income from continuing operations before income tax, earnings from unconsolidated entities and minority interest	(95)	(5)	21	63	(3)	(19)
Income tax expense	3	—	—	40	—	43

(Loss) income from continuing operations before earnings from unconsolidated entities and minority interest	(98)	(5)	21	23	(3)	(62)
Earnings from unconsolidated entities, net of tax	37	—	7	1	(44)	1
Minority interest in net income of consolidated subsidiaries	(2)	—	—	—	—	(2)

(Loss) income from continuing operations	(63)	(5)	28	24	(47)	(63)
Loss from discontinued operations	(10)	—	—	—	—	(10)

Net (loss) income	$(73)	$(5)	$28	$24	$(47)	$(73)

(1)	Subsidiary issuers include Hexion U.S. Finance Corporation, HSC Capital and Nova Scotia, ULC. HSC Capital is also a subsidiary guarantor of the debt issued by Hexion U.S. Finance Corporation and Nova Scotia, ULC. The primary asset of the Hexion U.S. Finance Corporation is an intercompany receivable from Hexion (the parent) for $204, which is essentially offset by the debt payable. HSC Capital has no significant assets.

HEXION SPECIALTY CHEMICALS, INC.

SEPTEMBER 30, 2006

CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers (1)	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and equivalents	$7	$—	$—	$62	$—	$69
Accounts receivable, net	248	—	—	512	—	760
Inventories:
Finished and in-process goods	139	—	—	183	—	322
Raw materials and supplies	78	—	—	123	—	201
Other current assets	16	—	—	82	—	98

	488	—	—	962	—	1,450

Other Assets
Investment in subsidiaries	551	—	25	—	(576)	—
Other assets	31	20	—	42	—	93

	582	20	25	42	(576)	93

Property and Equipment, net	669	—	—	838	—	1,507
Goodwill	115	—	—	60	—	175
Other Intangible Assets, net	90	—	—	124	—	214

Total Assets	$1,944	$20	$25	$2,026	$(576)	$3,439

LIABILITIES, COMMON STOCK AND OTHER SHAREHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts and drafts payable	$226	$—	$—	$329	$—	$555
Interco accounts payable (receivable)	18	(12)	(7)	1	—	—
Debt payable within one year	35	—	—	30	—	65
Loans payable to (receivable from) affiliates	135	(4)	(12)	(119)	—	—
Interest payable	33	13	—	1	—	47
Income taxes payable	48	—	—	63	—	111
Other current liabilities	131	—	—	155	—	286

	626	(3)	(19)	460	—	1,064

Other Liabilities
Long-term debt	1,841	625	—	318	—	2,784
Intercompany loans payable (receivable)	186	(674)	—	488	—	—
Long-term pension obligations	51	—	—	132	—	183
Non-pension post employment benefit obligations	93	—	—	18	—	111
Deferred income taxes	27	—	—	127	—	154
Other long-term liabilities	81	—	—	19	—	100

	2,279	(49)	—	1,102	—	3,332

Minority interest in consolidated subsidiaries	9	—	—	4	—	13
Common Stock and Other Shareholders’ (Deficit) Equity	(970)	72	44	460	(576)	(970)

Total Liabilities, Common Stock and Other Shareholders’ (Deficit) Equity	$1,944	$20	$25	$2,026	$(576)	$3,439

(1)	Subsidiary issuers include Hexion U.S. Finance Corporation, HSC Capital and Nova Scotia, ULC. HSC Capital is also a subsidiary guarantor of the debt issued by Hexion U.S. Finance Corporation and Nova Scotia, ULC. The primary asset of the Hexion U.S. Finance Corporation is an intercompany receivable from Hexion (the parent) for $204, which is essentially offset by the debt payable. HSC Capital has no significant assets.

HEXION SPECIALTY CHEMICALS, INC.

DECEMBER 31, 2005

CONDENSED CONSOLIDATING BALANCE SHEET

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers (1)	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and equivalents	$8	$—	$—	$175	$—	$183
Accounts receivable, net	219	—	—	370	—	589
Inventories:
Finished and in-process goods	139	—	—	148	—	287
Raw materials and supplies	65	—	—	81	—	146
Other current assets	96	—	—	35	—	131
Assets of discontinued operations	—	—	—	39	—	39

	527	—	—	848	—	1,375

Other Assets
Investment in subsidiaries	471	—	26	—	(497)	—
Other assets	3	22	—	78	—	103

	474	22	26	78	(497)	103

Property and Equipment, net	664	—	—	727	—	1,391
Goodwill	63	—	—	101	—	164
Other Intangible Assets, net	95	—	—	81	—	176

Total Assets	$1,823	$22	$26	$1,835	$(497)	$3,209

LIABILITIES, REDEEMABLE PREFERRED STOCK, COMMON STOCK AND OTHER SHAREHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts and drafts payable	$226	$—	$—	$267	$—	$493
Intercompany accounts payable (receivable)	(17)	(4)	(7)	28	—	—
Debt payable within one year	13	—	—	25	—	38
Loans payable to (receivable from) affiliates	84	(17)	(18)	(49)	—	—
Interest payable	24	20	—	1	—	45
Income taxes payable	45	—	—	46	—	91
Other current liabilities	159	—	—	88	—	247
Liabilities of discontinued operations	—	—	—	25	—	25

	534	(1)	(25)	431	—	939

Other Liabilities
Long-term debt	1,368	625	—	310	—	2,303
Intercompany loans payable (receivable)	216	(652)	—	436	—	—
Long-term pension obligations	51	—	—	116	—	167
Non-pension post employment benefit obligations	104	—	—	15	—	119
Deferred income taxes	26	—	—	112	—	138
Other long-term liabilities	76	—	—	16	—	92

	1,841	(27)	—	1,005	—	2,819

Minority interest in consolidated subsidiaries	8	—	—	3	—	11
Redeemable Preferred Stock	364	—	—	—	—	364
Common Stock and Other Shareholders’ (Deficit) Equity	(924)	50	51	396	(497)	(924)

Total Liabilities, Redeemable Preferred Stock, Common Stock and Other Shareholders’ (Deficit) Equity	$1,823	$22	$26	$1,835	$(497)	$3,209

(1)	Subsidiary issuers include Hexion U.S. Finance Corporation, HSC Capital and Nova Scotia, ULC. HSC Capital is also a subsidiary guarantor of the debt issued by Hexion U.S. Finance Corporation and Nova Scotia, ULC. The primary asset of the Hexion U.S. Finance Corporation is an intercompany receivable from Hexion (the parent) for $197, which is essentially offset by the debt payable. HSC Capital has no significant assets.

HEXION SPECIALTY CHEMICALS, INC.

NINE MONTHS ENDED SEPTEMBER 30, 2006

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers (1)	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from (used in) Operating Activities	$(34)	$9	$4	$25	$—	$4

Cash Flows (used in) from Investing Activities
Capital expenditures	(54)	—	—	(31)	—	(85)
Capitalized interest	(1)	—	—	—	—	(1)
Acquisition of businesses, net of cash acquired	(30)	—	—	(151)	—	(181)
Proceeds from the sale of businesses, net of cash	—	—	5	42	—	47

	(85)	—	5	(140)	—	(220)

Cash flows from (used in) Financing Activities
Net short-term debt (repayments) borrowings	10	—	—	8	—	18
Borrowings of long-term debt	2,224	—	—	430	—	2,654
Repayments of long-term debt	(1,733)	—	—	(425)	—	(2,158)
Payment of dividends on common stock	22	—	(16)	(8)	—	(2)
Repayment of preferred stock	(397)	—	—	—	—	(397)
Affiliated loan (repayments) borrowings	14	(9)	7	(12)	—	—
Long-term debt and credit facility financing fees paid	(17)	—	—	—	—	(17)
IPO related costs	(5)	—	—	—	—	(5)
Net cash from financing activities of discontinued operations	—	—	—	1	—	1

	118	(9)	(9)	(6)	—	94

Effect of exchange rates on cash and equivalents	—	—	—	8	—	8

Increase (decrease) in cash and equivalents	(1)	—	—	(113)	—	(114)
Cash and equivalents at beginning of period	8	—	—	175	—	183

Cash and equivalents at end of period	$7	$—	$—	$62	$—	$69

(1)	Subsidiary issuers include Hexion U.S. Finance Corporation, HSC Capital and Nova Scotia, ULC. HSC Capital is also a subsidiary guarantor of the debt issued by Hexion U.S. Finance Corporation and Nova Scotia, ULC. The primary asset of the Hexion U.S. Finance Corporation is an intercompany receivable from Hexion (the parent) for $204, which is essentially offset by the debt payable. HSC Capital has no significant assets.

HEXION SPECIALTY CHEMICALS, INC.

NINE MONTHS ENDED SEPTEMBER 30, 2005

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers(1,2)	Combined Subsidiary Guarantors(2)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows (used in) from Operating Activities	$(66)	$37	$16	$116	$—	$103

Cash Flows from (used in) Investing Activities
Capital expenditures	(33)	—	—	(28)	—	(61)
Acquisition of businesses, net of cash accquired	(4)	—	—	(230)	—	(234)
Proceeds from the sale of businesses, net of cash	—	—	3	—	—	3
Investment in subsidiary	5	—	—	—	(5)	—
Net cash used in investing activities of discontinued operations	—	—	—	(2)	—	(2)

	(32)	—	3	(260)	(5)	(294)

Cash flows from (used in) Financing Activities
Net short-term debt borrowings (repayments)	(8)	—	—	(7)	—	(15)
Borrowings of long-term debt	465	398	—	331	—	1,194
Repayments of long-term debt	(456)	(250)	—	(47)	—	(753)
Affiliated loan borrowings (repayments)	232	(181)	(12)	(39)	—	—
Payment of dividends on common stock	(508)	—	(9)	(106)	100	(523)
Proceeds from issuance of preferred stock, net	334	—	—	—	—	334
Long-term debt and credit facility financing fees paid	(10)	(4)	—	(8)	—	(22)
Capital contributions (to) from affiliates	(2)	—	2	95	(95)	—
IPO related costs	(8)	—	—	—	—	(8)
Net cash from financing activities of discontinued operations	—	—	—	2	—	2

	39	(37)	(19)	221	5	209

Effect of exchange rates on cash and equivalents	—	—	—	(6)	—	(6)

(Decrease) increase in cash and equivalents	(59)	—	—	71	—	12
Cash and equivalents at beginning of period	71	—	1	80	—	152

Cash and equivalents at end of period	$12	$—	$1	$151	$—	$164

(1)	Subsidiary issuers include Hexion U.S. Finance Corporation, HSC Capital and Nova Scotia, ULC. HSC Capital is also a subsidiary guarantor of the debt issued by Hexion U.S. Finance Corporation and Nova Scotia, ULC. The primary asset of the Hexion U.S. Finance Corporation is an intercompany receivable from Hexion (the parent) for $204, which is essentially offset by the debt payable. HSC Capital has no significant assets.

13. Subsequent Events

Hexion Recapitalization

On November 3, 2006, the Company amended its senior secured credit facility pursuant to an amendment and restatement of the credit agreement governing this credit facility. The amended and restated credit agreement provides that its current seven-year $1,625 million term loan facility will remain outstanding, and also provides for an additional $375 million seven-year term loan facility, with the term of such facility beginning in May 2006. The amended and restated credit agreement also provides that the Company’s current seven-year $50 million synthetic letter of credit facility will remain outstanding, with the term of such facility beginning in May 2006. The Company continues to have access to the $225 million revolving credit facility.

In addition, the Company, through its wholly owned finance subsidiaries, Hexion U.S. Finance Corp. and Hexion Nova Scotia Finance, ULC, sold $200 million of Second-Priority Senior Secured Floating Rate Notes due 2014 (the “Floating Rate Notes”) and $625 million of 9.75% Second-Priority Senior Secured Notes due 2014 (the “Fixed Rate Notes” and, together with the Floating Rate Notes, the “Notes”). The Floating Rate Notes bear interest at a rate per annum, reset quarterly, equal to LIBOR plus 4.50%. The Company has entered into a Registration Rights Agreement and is subject to up to 1.00% of additional interest in the event of default under this agreement. Under the terms of the Indenture governing the Notes, the Company is subject to certain customary covenants, that, among other things, restrict its ability to create liens on its assets, incur debt at its subsidiaries or enter into sale leaseback transactions. These covenants are subject to certain qualifications and exceptions. In addition, the Indenture governing the Notes specifies certain events of default, including failure to pay principal and interest on the Notes, failure to comply with covenants, subject to a grace period in certain instances, and certain bankruptcy, insolvency or reorganization events.

In connection with these transactions, the Company has accepted for purchase and paid for its outstanding $299 principal amount Floating Rate Second-Priority Senior Secured Notes due 2010 and its outstanding $325 principal amount 9% Second-Priority Senior Secured Notes due 2014 issued by Hexion U.S. Finance Corp. and Hexion Nova Scotia Finance, ULC. In addition, the Company used $500 of the proceeds to fund a common stock dividend to its shareholders. As a result of these transactions, the Company expects to recognize a loss on the extinguishment of debt of approximately $69, consisting of redemption costs net of debt premiums and the write-off of deferred financing costs, and expects to incur financing costs of approximately $28. The financing costs will be deferred on the Company’s balance sheet and amortized over the life of the related debt.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in millions)

Forward-Looking and Cautionary Statements

Certain statements in this quarterly report on Form 10-Q, including without limitation, statements made under the captions “Overview” and “Outlook,” are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, the management of Hexion Specialty Chemicals, Inc. (which may be referred to as “Hexion,” “we,” “us,” “our” or the “Company”) may from time to time make oral forward- looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “will” or “intend” and similar expressions. The forward-looking statements contained herein reflect our current views with respect to future events and are based on our currently available financial, economic and competitive data and on current business plans. Actual results could vary materially depending on risks and uncertainties that may affect the Company’s operations, markets, services, prices and other factors as discussed in Item 1A-Risk Factors of the Company’s 2005 Form 10-K, filed with the Securities Exchange Commission on March 17, 2006. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: economic factors such as an interruption in the supply of or increased pricing of raw materials due to natural disasters, competitive factors such as pricing actions by our competitors that could affect our operating margins, and regulatory factors such as changes in governmental regulations involving our products that lead to environmental and legal matters as described in Item 3-Legal Proceedings of the Company’s 2005 Form 10-K.

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

Our products are used in thousands of applications and are sold into diverse markets, such as forest products, architectural and industrial paints, packaging, consumer products and automotive coatings, as well as higher growth markets, such as composites, UV cured coatings and electrical laminates. As of September 30, 2006, we had 103 production sites globally and produce many of our key products locally in North America, Latin America, Europe and Asia. Through our worldwide network of strategically located production facilities, we serve more than 10,000 customers in 100 countries. We believe our global scale provides us with significant advantages over many of our competitors. In areas where it is advantageous, we are able to produce strategic raw materials, providing us a lower cost operating structure and security of supply. In other areas, where we can capitalize on our technical know-how and market presence to capture additional value, we are integrated downstream into product formulations. Our position in certain additives, complementary materials and services further enables us to leverage our core thermoset technologies and provide customers a broad range of product solutions. Our global customers include leading companies in their respective industries, such as 3M, Ainsworth, Ashland Inc., BASF, Bayer, DuPont, GE, Halliburton, Honeywell, Huntsman, Louisiana Pacific, Owens Corning, PPG Industries, Sumitomo, Sun Chemical, Valspar and Weyerhaeuser.

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

Raw Material Costs. Raw material costs make up approximately 80% of our product costs. The three largest raw materials utilized in our production process are phenol, methanol and urea, which represents approximately half of our total raw material expenditures. Fluctuations in energy costs, such as volatility in the price of crude oil and related petrochemical products, as well as the cost of natural gas have translated into significant volatility in raw material costs. To help mitigate this volatility, we have purchase and sale contracts with many of our vendors and customers with periodic price adjustment mechanisms. Due to differences in timing of the pricing mechanism trigger points between our sales and purchase contracts there is often a “lead-lag” impact during which margins are negatively impacted for the short term in periods of rising raw material prices and positively impacted in periods of falling raw material prices. Since year-end 2005, the average index prices of methanol and phenol increased 7% and 24%, respectively, while the average index price of urea decreased 14% in the first three quarters of 2006. During the three months ended September 30, 2006, there was a $8 negative lead-lag impact on Segment EBITDA, and during the nine months ended September 30, 2006, there was a $24 negative lead-lag impact on Segment EBITDA. In addition, the pass through of raw material price changes can result in significant variances in sales comparisons from year to year. In the first nine months of 2006 and fiscal year 2005, we had a favorable impact on sales as continuing raw material price increases were passed through to customers, as allowed by contract.

During the three months ended September 30, 2006, we were placed on allocation for methanol, a raw material in the production of formaldehyde and formaldehyde derived products, as two major methanol producers declared force majeure. As a result of these raw material limitations, we allocated our available supply of formaldehyde and formaldehyde derived products in North America among our customers during the force majeure period, which ended on October 2, 2006.

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

Certain chemicals have been alleged to interact with the endocrine systems of humans and wildlife and disrupt normal processes. BPA, which is used as an intermediate at our Deer Park, Texas and Pernis, Netherlands manufacturing facilities and is also sold directly to third parties, is currently under evaluation as an “endocrine disrupter.” Pursuant to EU regulation 793/93/EC, BPA producers are currently conducting an extensive toxicology testing program of the chemical. In addition, new legislation in Europe took effect in 2005 and require that risk labels be used for BPA indicating “possible risk of impaired fertility.” In the event that BPA is further regulated, additional operating costs would likely be incurred to meet more stringent regulation of the chemical.

Various government agencies are conducting formaldehyde health assessments and evaluating the need for additional regulations. Although formaldehyde has been heavily regulated for several years, further regulation of formaldehyde could follow over time. In 2004, the International Agency for Research on Cancer (“IARC”) reclassified formaldehyde as “carcinogenic to humans,” a higher classification than previous IARC evaluations based principally on a study linking formaldehyde exposure to nasopharyngeal cancer, a rare form of cancer in humans. IARC also concluded that there was strong but not sufficient evidence for a finding of an association between leukemia and occupational exposure to formaldehyde, although IARC could not identify a mechanism for leukemia induction. We believe that our production facilities will be able to comply with any new workplace or environmental regulatory rules without any material impact on the business.

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

The Inks Acquisition. On June 1, 2006, we acquired the ink and adhesive resins business of Akzo Nobel (the “Inks Acquisition”). The business generated 2005 sales of approximately $215, and includes 10 manufacturing facilities in Europe, Asia Pacific, North America and South America. The acquisition was funded through a combination of available cash and existing credit lines. On October 20, 2006 an application was filed by certain of our customers with the Court of First Instance to annul the European Commission’s decision permitting the Inks Acquisition. The Commission has asked the Company to intervene and support the defense of its decision permitting the acquisition.

The Taro Plast Divestiture. On August 1, 2006, we sold our Taro Plast S.p.A. business (“Taro Plast”), which was acquired in the Bakelite Acquisition and formerly reported in the Epoxy and Phenolic Resins segment. Accordingly, Taro Plast has been reported as discontinued operations for all periods presented. The aggregate carrying value of the discontinued business was a net asset of $14 at December 31, 2005.

Matters Impacting Comparability of Results

Basis of Presentation. The Condensed Consolidated Financial Statements (the “Financial Statements”) include the accounts of the Company and its majority-owned subsidiaries, in which minority shareholders hold no substantive participating rights, after elimination of intercompany accounts and transactions. The Company’s share of the net earnings of 20% to 50% owned companies, for which it has the ability to exercise significant influence over operating and financial policies (but not control), are accounted for under the equity method. Investments in the other companies are carried at cost. The Company has recorded a minority interest for the equity interests in subsidiaries that are not 100% owned by the Company.

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

Management is currently targeting $250 in synergies from the Hexion formation, of which $125 of net cost savings have been identified, which should further improve free cash flow. Management has developed detailed implementation plans to achieve the $125 of cost savings. We achieved cost savings of $20 in 2005 and $45 in the first nine months of 2006. We expect that approximately 60% of the $125 near term cost savings will be achieved by the end of 2006, with the remainder expected to be achieved in the following year.

Overview of Results

Three months ended September 30, 2006 vs. 2005

Our net sales increased to $1,336 in the third quarter of 2006 compared to $1,125 in the third quarter of 2005, an increase of $211. In 2006, the net impact of the acquisitions and divestitures added $117 in incremental net sales. Excluding the incremental impact of the acquisitions and divestiture, our net sales increased $94 in the third quarter of 2006, or approximately 8%. We were successful in driving volumes higher across several of our product lines, primarily in our base epoxy and specialty epoxy resins offset by lower volumes in our inks and coatings product lines. We also achieved stronger pricing, primarily in our formaldehyde, coatings and inks product lines, due to the partial pass through of higher raw material costs to customers. Net favorable currency translation of $14 also contributed to the increase primarily due to the strengthened Canadian dollar and Brazilian real as compared to the U.S. dollar.

Gross profit increased by $9, to $179, in the third quarter of 2006 compared to $170 in the third quarter of 2005. In 2006, the net impact of the Coatings Acquisition, the Inks Acquisition and the Brazilian Consumer Divestiture added $8 of gross profit. Excluding the incremental impact of the acquisitions and divestiture, our gross profit increased $1, or 1%. The increase is a result of the sales impact discussed above; in addition, the realization of synergies from the Combinations helped drive the increase, while rising raw material costs that could not be fully passed along to our customers resulted in a negative lead-lag impact of $8, which contributed to a decline in our gross margin.

Operating income increased by $2, to $57, in the third quarter of 2006 compared to $55 in the third quarter of 2005. The increase is due to the impact of the growth in gross profit discussed above, the absence of Transaction costs of $3 and the realization of synergies from the Combinations. These amounts were partially offset by increased Integration costs of $18. The increase in Integration costs is primarily due to additional redundancy and plant rationalization costs and incremental administrative costs associated with integration programs in 2006, including the implementation of a single, company wide, management information and accounting system.

We generated a net loss of $14 in the third quarter of 2006, an increase of $8 compared to the net loss of $6 reported in the third quarter of 2005. Increases in interest expense of $6, due to higher average debt levels and higher interest rates, and an increase in income tax expense of $3, primarily as a result of an increase in earnings from foreign operations, more than offset the improvements in operating income.

Nine months ended September 30, 2006 vs. 2005

Our net sales increased to $3,896 in the first nine months of 2006 compared to $3,301 in the first nine months of 2005, an increase of $595. In 2006, the net incremental effect from the acquisitions and divestiture was an increase in net sales of $464. Excluding the incremental impact of the acquisitions and divestiture, our net sales increased $131 in the first nine months of 2006, or approximately 4%. We were successful in driving volumes higher across several of our product lines, primarily our base and specialty epoxy and phenolic resins, forest product resins and oil field products, partially offset by volume decreases in the inks and coating product lines. We also achieved stronger pricing, primarily in our formaldehyde, resins, inks and coatings product lines. This was due primarily to the pass through of higher raw material costs to customers. Those positive pricing impacts were largely offset by competitive pricing pressures, primarily in our base epoxy resins and precursors. Year to date, relative to the U.S. dollar, the favorable effects of currency translation from the strengthened Canadian dollar and Brazilian real were partially offset by the translation effects from the weakened euro.

Gross profit increased $69, to $554, in the first nine months of 2006 compared to $485 in the first nine months of 2005. In 2006, the net impact of the Bakelite Acquisition, the Coatings Acquisition, the Inks Acquisition and the Brazilian Consumer Divestiture added $63 in gross profit. Excluding the incremental impact of the acquisitions and divestiture, our gross profit increased $6, or approximately 1%. The increase is a result of the sales impacts discussed above; in addition, the realization of synergies from the Combination helped drive the increase, while rising raw material costs that could not be fully passed along to our customers resulted in a negative lead-lag impact of $24, which contributed to a decline in our gross margin.

Operating income increased by $63, to $227, in the first nine months of 2006 compared to $164 in the first nine months of 2005. The increase is due to the impact of growth in gross profit discussed above, an increase in Other operating income, net, of $28, primarily due to the gain on the Brazilian Consumer Divestiture and a decrease in Transaction costs of $13. These increases were offset by an increase in Selling, general & administrative expense of $10, primarily due to the incremental expense added by the Bakelite Acquisition and the Coatings Acquisition, and an increase in Integration costs of $37 due to additional redundancy and plant rationalization costs and incremental administrative costs associated with integration programs in 2006, including the implementation of a single, company wide, management information and accounting system.

We generated a net loss of $54 in the first nine months of 2006, an improvement of $19 compared to a net loss of $73 reported in the first nine months of 2005. The effects on operating income discussed above, as well as a decrease in Other non-operating expense, net, in 2006, as compared to 2005, due to the absence of an unrealized foreign exchange loss and the absence of a realized loss on the settlement of a contingent forward contract held by us relating to the Bakelite Transaction contributed to the improvement. These amounts were partially offset by an increase in interest expense of $22, due to higher average debt levels and higher interest rates, and an increase in debt extinguishment costs of $35 as a result of the refinancing that occurred in May 2006.

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

	Three months ended September 30,		Nine months ended September 30,
	2006 (1)	2005 (2)	2006 (1)	2005 (2)
Net Sales to Unaffiliated Customers (3)
Epoxy and Phenolic Resins	$544	$491	$1,613	$1,376
Formaldehyde and Forest Product Resins	343	309	1,041	953
Coatings and Inks	343	225	928	676
Performance Products	106	100	314	296

	$1,336	$1,125	$3,896	$3,301

Segment EBITDA (3)
Epoxy and Phenolic Resins	$63	$65	$205	$185
Formaldehyde and Forest Product Resins	40	35	110	114
Coatings and Inks	23	12	66	51
Performance Products	18	16	50	38
Corporate and Other	(10)	(13)	(34)	(32)

(1)	Net sales and Segment EBITDA in 2006 include the Coatings Acquisition, the Wax Compound Acquisition and the Inks Acquisition results from the dates of acquisition, January 31, March 1 and June 1, 2006, respectively. Epoxy and Phenolic Resins Net Sales to Unaffiliated Customers and Segment EBITDA in 2006 and 2005 excludes the operating results of the Taro Plast divestiture, which has been included in discontinued operations in the Condensed Consolidated Statement of Operations and Comprehensive Loss.

(2)	Net sales and Segment EBITDA in 2005 include the Bakelite Acquisition results from the date of acquisition, April 29, 2005. Epoxy and Phenolic Resins Net Sales to Unaffiliated Customers and Segment EBITDA in 2006 and 2005 excludes the operating results of the Taro Plast divestiture, which has been included in discontinued operations in the Condensed Consolidated Statement of Operations and Comprehensive Loss.

(3)	Intersegment sales and EBITDA are not significant and, as such, are eliminated within the selling segment.

Three Months Ended September 30, 2006 vs. 2005 Segment Results

The chart below summarizes the percentage increase (decrease) in net sales to unaffiliated customers from the three months ended September 30, 2006 versus the three months ended September 30, 2005.

	Volume	Price/Mix	Currency Translation	Acquisitions/ Divestitures	Total
Epoxy and Phenolic Resins	7%	3%	1%	—	11%
Formaldehyde and Forest Product Resins	5%	5%	3%	(2)%	11%
Coatings and Inks	(15)%	12%	1%	54%	52%
Performance Products	(1)%	7%	—	—	6%

Epoxy and Phenolic Resins

In the third quarter of 2006, net sales of Epoxy and Phenolic Resins increased by $53, or 11%, to $544, compared to the third quarter of 2005. Improved volume contributed approximately $36 across all major product lines due to a new tolling agreement in our base epoxy business and continued strong demand in the electronics and wind energy sectors. In addition, increased pricing contributed approximately $13 along with $4 from favorable currency translation.

Segment EBITDA of Epoxy and Phenolic Resins decreased in the third quarter of 2006 by $2, to $63, compared to the third quarter of 2005. Improved volumes and lower costs, driven from synergy and cost reduction programs, were offset by higher raw material costs and negative product mix as well as startup and turnaround costs at certain manufacturing locations.

Formaldehyde and Forest Products Resins

Net sales of Formaldehyde and Forest Products Resins increased in the third quarter of 2006 by $34, or 11%, to $343, compared to the third quarter of 2005. Excluding the net incremental impact of the acquisitions and divestitures, net sales increased $39, or 13%. The increase was a result of an increase in volume of $14, an increase in pricing of $16 and favorable currency translation of $9. The volume increase is primarily due to the absence of the 2005 hurricane impact in North America and increases in demand for formaldehyde products. The increase in pricing, compared to 2005, primarily for our formaldehyde products in North America, is due to the partial pass through of higher costs to customers of phenol and methanol, net of competitive pricing pressures for our forest resin products. Favorable currency translation was a result of both the Canadian dollar and the Brazilian real strengthening versus the U.S. dollar.

Formaldehyde and Forest Products Resins’ Segment EBITDA increased in the third quarter of 2006 by $5, to $40, compared to the third quarter of 2005. The increase is primarily due to improved volumes discussed above and the absence of higher costs attributable to Hurricane Katrina, partially offset by increased raw material pricing.

Coatings and Inks

In the third quarter of 2006, net sales for Coatings and Inks increased by $118, to $343, compared to the third quarter of 2005. The Coatings Acquisition and Inks Acquisition contributed $122, of incremental net sales in 2006. Excluding the incremental impact of the acquisitions, net sales decreased by $4, or 2%. Primarily driving the decrease was decreased volumes of $33 due to lower demand of inks in Europe and a softening new housing market causing decreased volumes in coatings. This was partially offset by increased pricing of $27 due to the pass through of higher raw material costs to customers and a favorable currency translation of $2.

Coatings and Inks third quarter 2006 Segment EBITDA increased by $11, to $23, compared to the third quarter of 2005. The Coatings Acquisition and Inks Acquisition contributed $7 of incremental Segment EBITDA in 2006. Excluding the incremental impact of the acquisitions, Segment EBITDA increased by $4 primarily due to increased pricing.

Performance Products

In the third quarter of 2006, net sales of Performance Products increased by $6, to $106, or 6%, compared to the third quarter of 2005. The increase was primarily a result of increased pricing of $7 in our foundry and oil field products due to the pass through of raw material price increases and improved product mix. This was partially offset by a decrease in volume of $1 in our foundry product line due to decreased volumes in the automotive related sector. These volume decreases were partially offset by an increase in oilfield volumes caused principally by increased demand in natural gas drilling activity, driven by increased natural gas prices, as well as the ability to satisfy customer demand out of our new Canadian production facility in Sturgeon.

Segment EBITDA in the third quarter of 2006 for Performance Products increased by $2, to $18, compared to the third quarter of 2005, primarily due to the factors discussed above.

Corporate and Other

Corporate and Other expenses were $10 in the third quarter of 2006, a decrease of $3 from the third quarter of 2005, primarily as a result of synergies related to the Combinations.

Nine Months Ended September 30, 2006 vs. 2005 Segment Results

The chart below summarizes the percentage increase (decrease) in net sales to unaffiliated customers from the nine months ended September 30, 2006 versus the nine months ended September 30, 2005.

	Volume	Price/Mix	Currency Translation	Acquisitions/ Divestitures	Total
Epoxy and Phenolic Resins	5%	(2)%	(1)%	15%	17%
Formaldehyde and Forest Product Resins	2%	3%	3%	1%	9%
Coatings and Inks	(5)%	6%	—	36%	37%
Performance Products	1%	5%	—	—	6%

Epoxy and Phenolic Resins

In the first nine months of 2006, net sales of Epoxy and Phenolic Resins increased by $237, to $1,613 compared to the first nine months of 2005. The Bakelite Acquisition contributed $222 of incremental net sales in 2006. Prior to the Bakelite Acquisition in 2005, Bakelite was a customer and accounted for sales of $14. Excluding the net incremental impact of these Bakelite transactions, net sales increased $29, or 2%. The increase is due to improved volumes of approximately $66 due to a new tolling agreement in our base epoxy business and continued strong demand in the electronics and wind energy sectors. These volume impacts were partially offset by unfavorable currency translation of approximately $11 as the euro weakened versus the U.S. dollar, as well as negative product mix and competitive pricing pressures of approximately $26, primarily in our base epoxy resins and intermediate products.

Segment EBITDA of Epoxy and Phenolic Resins increased in the first nine months of 2006 by $20, to $205, compared to the first nine months of 2005. The Bakelite Acquisition contributed $27 of incremental Segment EBITDA in the first nine months of 2006. Excluding the incremental impact of the Bakelite Acquisition, Segment EBITDA declined $7. The positive impacts from improved volumes and lower costs, driven from synergy and cost reduction programs, were substantially offset by increased raw material and energy costs.

Formaldehyde and Forest Products Resins

Net sales of Formaldehyde and Forest Products Resins increased in the first nine months of 2006 by $88, to $1,041, or 9%, compared to the first nine months of 2005. The net impact of the acquisitions and divestiture contributed $12 of incremental net sales in 2006. Excluding the net incremental impact of the acquisitions and divestiture, net sales increased $76, or 8%. The increase was a result of strong pricing of $27, a volume increase of $22 and favorable currency translation of $27. The strong pricing, compared to 2005, primarily for our North American formaldehyde products and North American resins, is due to the partial pass through of higher costs of phenol and methanol to our customers and favorable product mix, net of competitive pricing pressures. This was partially offset by pricing pressures in the Latin American formaldehyde-based products due to excess supply in this market. The increase in volume is due to increases across all product categories, offset by a decline in North American formaldehyde volume due to temporary production curtailments at a few large customers. Favorable currency translation was a result of both the Canadian dollar and the Brazilian real strengthening versus the U.S. dollar.

Segment EBITDA of Formaldehyde and Forest Products Resins decreased in the first nine months of 2006 by $4, to $110, compared to the first nine months of 2005. The Bakelite Acquisition contributed $2 of incremental Segment EBITDA in 2006. Excluding the incremental impact of the acquisition, Segment EBITDA declined $6 primarily due to negative lead lag resulting from phenol price increases that we have not yet been able to pass through to customers, as well as competitive pricing pressures.

Coatings and Inks

In the first nine months of 2006, net sales for Coatings and Inks increased by $252, to $928, compared to the first nine months of 2005. The Coatings Acquisition and Inks Acquisition contributed $244 of incremental net sales in 2006. Excluding the incremental impact of the acquisitions, net sales increased $8, or 1%. Primarily driving the increase was stronger pricing of approximately $43 across most of our product lines, except monomers; where pricing was lowered as industry capacity utilization decreased with the opening of new competitor manufacturing facilities in Asia. The stronger pricing effects were offset by an unfavorable currency translation of $2, primarily due to the weakened euro and decreased volumes of $33 due to softening demand of inks in Europe and a weakening new housing market causing decreased volumes in coatings.

Coatings and Inks first nine months of 2006 Segment EBITDA increased by $15, to $66, compared to the first nine months of 2005. The Coatings Acquisition and Inks Acquisition contributed $17 of incremental Segment EBITDA in 2006. Excluding the incremental impact of the acquisitions, Segment EBITDA declined $2 as stronger pricing was offset by significantly higher raw material costs for our inks and European coatings products and lower volumes.

Performance Products

In the first nine months of 2006, net sales in Performance Products increased by $18, to $314, or 6%, compared to the first nine months of 2005. The increase in net sales was a result of higher volumes of $2 and strong pricing of $16. Higher volumes, primarily in our oil field products, were due to increased demand due to an expansion in natural gas and drilling activity as well as the ability to satisfy customer demand out of our new Canadian production facility in Sturgeon. This volume increase was partially offset by lower volumes in foundry product line due to decreased volumes in the automotive industry. Increased pricing, primarily in our foundry and oil field products, resulted from the pass through of raw material price increases.

Segment EBITDA in the first nine months of 2006 for Performance Products increased by $12, to $50. The increase in Segment EBITDA is due to the increase in volume, pass through of raw material price increases and control over operational costs.

Corporate and Other

Corporate and Other expenses were $34 in the first nine months of 2006, an increase of $2 from the first nine months of 2005. The increase is primarily a result of the Combinations. Upon consummation of the Combinations, we began to consolidate the corporate functions of the four former legacy businesses, and certain corporate general and administrative expenses previously included in the business segments are now centralized and reported separately. In 2006, we have continued this consolidation of corporate functions.

Reconcilliation of Segment EBITDA to Net Loss:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Segment EBITDA:
Epoxy and Phenolic Resins	$63	$65	$205	$185
Formaldehyde and Forest Product Resins	40	35	110	114
Coatings and Inks	23	12	66	51
Performance Products	18	16	50	38
Corporate and Other	(10)	(13)	(34)	(32)
Reconciliation:
Items not included in Segment EBITDA
Transaction costs	—	(3)	(21)	(34)
Integration costs	(21)	(3)	(45)	(8)
Non-cash charges	(2)	(3)	(10)	(20)
Unusual items:
Gain on divestiture of business	(1)	—	40	—
Purchase accounting effects/inventory step-up	(1)	(5)	(3)	(14)
Discontinued operations	(1)	—	(14)	(10)
Business realignments	(3)	—	(4)	(2)
Other	(2)	(5)	(7)	(21)

Total unusual items	(8)	(10)	12	(47)

Total adjustments	(31)	(19)	(64)	(109)
Interest expense, net	(61)	(55)	(171)	(149)
Loss on extinguishment of debt	—	—	(52)	(17)
Income tax expense	(11)	(8)	(41)	(43)
Depreciation and amortization	(45)	(39)	(123)	(111)

Net loss	$(14)	$(6)	$(54)	$(73)

Items not included in Segment EBITDA

For the three and nine months ended September 30, 2005, Transaction costs primarily represent accounting, consulting, legal and contract termination fees associated with the Combinations. For the three and nine months ended September 30, 2006, Transaction costs primarily represent the write-off of deferred accounting, legal, and printing costs as a result of the Company’s suspension of its IPO, as well as costs associated with terminated acquisition activities. For the three and nine months ended September 30, 2006 and 2005, Integration costs represent redundancy and plant rationalization costs and incremental administrative costs associated with integration programs as a result of the Combinations and recent acquisitions. These costs include the implementation of a single, company wide, management information and accounting system. For the three and nine months ended September 30, 2005, Non-cash charges primarily represent stock-based compensation expense and unrealized foreign currency exchange losses on debt instruments denominated in currencies other than the functional currency of the holder. For the three and nine months ended September 30, 2006, Non-cash charges primarily represent stock-based compensation expense and impairments of fixed assets.

Unusual items not included in Segment EBITDA represent income (expenses) deemed by management to be non-recurring in nature. For the three and nine months ended September 30, 2005, these items principally consisted of purchase accounting/inventory step-up adjustments related to the Bakelite Acquisition, certain non-recurring litigation expenses primarily related to discontinued operations and business realignments. In addition, for the nine months ended September 30, 2005, these items included a realized foreign currency loss on an exchange rate hedge related to the Bakelite Acquisition. For the three months ended September 30, 2006, these items principally consisted of business realignments. For nine months ended September 30, 2006, these items principally consisted of a gain recognized on the Brazilian Consumer Divestiture, a charge related to the discontinued operations of Taro Plast, the gain from a litigation settlement, net of related legal fees, and business realignments.

Non-operating Expenses and Income Taxes

Non-operating expense

Following is a comparison of our non-operating expenses for the three and nine months ended September 30, 2006 and 2005:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Interest expense, net	$61	$55	$171	$149
Loss on extinguishment of debt	—	—	52	17
Other non-operating (income) expense, net	(1)	(3)	2	17

	$60	$52	$225	$183

Our total non-operating expenses increased $8 in the third quarter of 2006 compared to the third quarter of 2005 due primarily to an increase in interest expense of $6 over 2005 due to higher interest rates and higher average debt levels as a result of the Coatings Acquisition, the Wax Compound Acquisition and the Inks Acquisition.

Our total non-operating expenses increased $42 in the first nine months of 2006 compared to the first nine months of 2005. Interest expense increased $22 over 2005 due to higher interest rates and higher average debt levels as a result of the acquisition activities. In addition, in the first nine months of 2006, we had a loss on extinguishment of debt of $52, as compared to a loss on extinguishment of debt in the first nine months of 2005 of $17. Other non-operating expense, net, decreased $15 from the first nine months of 2005 as compared to the first nine months of 2006 due primarily to the absence in 2006 of an unrealized loss of $10, related to a U.S. dollar denominated $290 term loan on a Dutch subsidiary’s books, and a realized loss of $11 on the settlement of a contingent forward contract held by us relating to the Bakelite Transaction realized in 2005.

Income tax expense

Following is a comparison of income tax expense related to continuing operations for the three and nine months ended September 30, 2006 and 2005:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Income tax expense	$11	$8	$41	$43
Effective tax rate	N/M	N/M	N/M	N/M

Income tax expense for the three and nine months ended September 30, 2006 primarily reflects a higher portion of net income derived from foreign operations and the effect of lower tax rates in foreign jurisdictions. In addition, the three and nine months ended September 30, 2006 include an increase in income tax expense of $3 related to an adjustment of the tax impact of the Brazilian Consumer Divestiture, which occurred during the three months ended March 31, 2006. These expenses are offset by increases in domestic valuation allowances due to the inability to utilize net operating losses.

Income tax expense for the nine month period ending September 30, 2005 primarily reflects the impact of taxes on income in non-U.S. jurisdictions, the impact of a cumulative translation adjustment on the settlement of an intercompany loan that had been previously treated as permanently invested and the adjustment of an income tax reserve in the Netherlands. The Company has increased its valuation allowances in various tax jurisdictions, including the U.S., related primarily to net operating losses that may not be realized.

Cash Flows

Cash provided by (used in):

	Nine months ended September 30,
	2006	2005
Operating activities	$4	$103
Investing activities	(220)	(294)
Financing activities	94	209
Effect of exchange rates on cash flow	8	(6)

Net change in cash and cash equivalents	$(114)	$12

Operating Activities

In the nine months ended September 30, 2006, net operating activities provided cash of $4. Cash generated from earnings, after adjusting for non-cash expenses, totaled $122. Working capital used cash of $108 due primarily to the working capital build related to acquisitions; the Coatings Acquisition and the Inks Acquisition contributed to a $107 increase in accounts receivable from December 31, 2005 to September 30, 2006. We received $44, net of legal fees, from the settlement of a lawsuit, and we collected an insurance reimbursement of approximately $33 related to payments made in 2005 for the settlement of a legal case. This amount was partially offset by contributions to our pension plans of approximately $29, payments of outside professional fees and spending related to our integration activities.

In the nine months ended September 30, 2005, net operating activities generated cash of $103. Cash generated from earnings, after adjusting for non-cash expenses, of $69 was partially offset by working capital outflows of $31. Inventory reduction programs in the Epoxy and Phenolic Resins business and lower phenol prices in June drove the $62 inventory improvement and the $91 negative payable impact, while increased volumes resulted in increased receivables.

Investing Activities

In the nine months ended September 30, 2006, our investing activities used cash of $220. We used $181 for the Coatings Acquisition, the Wax Compound Acquisition and the Inks Acquisition. We also used $85 for capital expenditures, primarily for plant expansions and improvements. We received proceeds of $47 for business divestitures, primarily related to the Brazilian Consumer Divestiture.

In the nine months ended September 30, 2005, our investing activities used cash of $294. We used $234 for the acquisitions of the Bakelite and Pacific Epoxy businesses and $61 for capital expenditures, primarily for plant expansions and improvements.

Financing Activities

In the nine months ended September 30, 2006, our financing activities provided cash of $94. We made long-term debt repayments of $2,158, incurred total long-term borrowings of $2,654 and net short-term debt borrowings of $18, primarily related to the debt restructuring completed in the second quarter (see Liquidity and Capital Resources). Also in conjunction with the debt restructuring, we paid $397 from the proceeds of our amended and restated credit facility to redeem our Preferred Stock and paid $17 of debt refinancing fees, which have been capitalized and will be amortized over the term of the facility. In addition, we paid $5 of IPO related costs, which were written off when we suspended our IPO during the second quarter.

In the nine months ended September 30, 2005, our financing activities provided cash of $209. Net cash generated by financing activities was primarily due to long-term debt borrowings of $1,194 related to our Floating rate second-priority senior secured notes and a $500 term loan under our previous credit facility. These borrowings were partially offset by net debt repayments and debt financing fees paid of $790 primarily related to the replacement of the Resolution Performance and Resolution Specialty credit facilities. We paid a dividend of $523, which was funded through the net proceeds received from the issuance of preferred stock of $334 and from amounts borrowed under the Hexion Credit Facility. We also made payments of $8 for costs related to our proposed IPO.

Liquidity and Capital Resources

We are a highly leveraged company. At September 30, 2006, we had $2,849 principal amount of outstanding indebtedness. We do not have major principal payment requirements until 2010.

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

May 2006 Senior Credit Facilities

The following describes our May 2006 senior secured credit facilities prior to the Hexion Recapitalization, as described under “—Hexion Recapitalization.” We amended and restated our May 2006 senior secured credit facilities in connection with the Hexion Recapitalization.

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

Upon entering into these New Senior Secured Credit Facilities, we repaid all amounts outstanding under our existing term loan and synthetic letter of credit facilities. At September 30, 2006, we had $50 outstanding borrowings under the revolving credit facility, $60 outstanding letters of credit and had additional borrowing capacity of $165. At September 30, 2006, we were in compliance with the covenants and restrictions in all credit facilities.

Senior Secured Notes, Senior Subordinated Notes and Series A Preferred Stock

On April 20, 2006, we made tender offers to repurchase all of our outstanding 8% Senior Secured Notes, 9.5% Senior Second Secured Notes and 13.5% Senior Subordinated Notes. As of the expiration of the tender offers on May 17, 2006, we accepted tenders from holders of 100% of the outstanding principal amount of the 8% Senior Secured Notes, 99.9% of the outstanding principal amount of the 9.5% Senior Second Secured Notes and 89.0% of the outstanding principal amount of the 13.5% Senior Subordinated Notes. On June 18, 2006, we redeemed all of our 9.5% Senior Second Secured Notes and 13.5% Senior Subordinated Notes that remained outstanding with available cash.

On May 12, 2006, we redeemed all of our outstanding Series A Preferred Stock with the proceeds of borrowings under our New Senior Secured Credit Facilities.

Upon completion of the tender and amendment of the senior secured credit facilities, we recognized a loss on the extinguishment of debt of $52, consisting of redemption costs net of debt premiums and the write-off of deferred financing costs. We incurred financing costs of $17 related to the New Senior Secured Credit Facilities.

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

Hexion Recapitalization

On November 3, 2006, we amended our senior secured credit facility pursuant to an amendment and restatement of the credit agreement governing this credit facility. The amended and restated credit agreement provides that our current seven-year $1,625 million term loan facility will remain outstanding, and also provides for an additional $375 million seven-year term loan facility, with the term of such facility beginning in May 2006. The amended and restated credit agreement also provides that our current seven-year $50 million synthetic letter of credit facility will remain outstanding, with the term of such facility beginning in May 2006. We continue to have access to our $225 million revolving credit facility.

In addition, we, through our wholly owned finance subsidiaries, Hexion U.S. Finance Corp. and Hexion Nova Scotia Finance, ULC, sold $200 million of Second-Priority Senior Secured Floating Rate Notes due 2014 (the “Floating Rate Notes”) and $625 million of 9.75% Second-Priority Senior Secured Notes due 2014 (the “Fixed Rate Notes” and, together with the Floating Rate Notes, the “Notes”). The Floating Rate Notes bear interest at a rate per annum, reset quarterly, equal to LIBOR plus 4.50%. We have entered into a Registration Rights Agreement and are subject to up to 1.00% of additional interest in the event of default under this agreement. Under the terms of the Indenture governing the Notes, the we are subject to certain customary covenants, that, among other things, restrict our ability to create liens on our assets, incur debt at our subsidiaries or enter into sale leaseback transactions. These covenants are subject to certain qualifications and exceptions. In addition, the Indenture governing the Notes specifies certain events of default, including failure to pay principal and interest on the Notes, failure to comply with covenants, subject to a grace period in certain instances, and certain bankruptcy, insolvency or reorganization events.

In connection with these transactions, we have accepted for purchase and paid for our outstanding $299 principal amount Floating Rate Second-Priority Senior Secured Notes due 2010 and our outstanding $325 principal amount 9% Second-Priority Senior Secured Notes due 2014 issued by Hexion U.S. Finance Corp. and Hexion Nova Scotia Finance, ULC. In addition, we used $500 of the proceeds to fund a common stock dividend to our shareholders. As a result of these transactions, we expect to recognize a loss on the extinguishment of debt of approximately $69, consisting of redemption costs net of debt premiums and the write-off of deferred financing costs, and expect to incur financing costs of approximately $28. The financing costs will be deferred on our balance sheet and amortized over the life of the related debt.

Capital Expenditures

We plan to spend approximately $118 on capital expenditures in 2006 and approximately $110 annually thereafter. These amounts were determined through the budget process and are subject to change in all respects at the discretion of the board. Consideration was given to future product demand projections, existing plant capacity and external customer trends. Of the $118 anticipated future capital expenditures, based on our historical experience, we expect approximately $65 will be used for maintenance and environmental projects. We expect the remaining $53 will principally be used to expand plant capacity as necessary to meet expected demand. We plan to fund capital expenditures through operations and, if necessary, through available lines of credit. We have no material firm commitments relating to these anticipated capital expenditures at September 30, 2006.

Contractual Obligations

The following table presents our contractual cash obligations. Our actual contractual cash obligations consist of legal commitments at September 30, 2006 requiring us to make fixed or determinable cash payments, regardless of the contractual requirements of the vendor to provide future goods or services. This table does not include information on our recurring purchases of materials for use in production, as most of our raw materials purchase contracts do not meet this definition because they do not require fixed or minimum quantities. Contracts with cancellation clauses are not included, unless such cancellation would result in major disruption to our business. For example, we have contracts for information technology support that are cancelable, but this support is essential to the operation of our business and administrative functions; therefore, amounts payable under these contracts are included.

Our long-term debt and related interest expense are reported as of September 30, 2006, due to significant changes in our obligations during the second quarter of 2006. We do not believe our other obligations disclosed in this table have changed materially since December 31, 2005.

	Payments Due By Year
Contractual Obligations	2006 (d)	2007	2008	2009	2010	2011 and beyond	Total
Long-term debt, including current maturities (a)	$28	$40	$35	$50	$315	$2,369	$2,837
Capital lease obligations (b)	1	1	—	—	3	7	12
Operating leases	7	23	19	14	11	13	87
Unconditional purchase obligations (c)	59	131	107	99	19	110	525
Interest on fixed rate debt (d)	18	72	70	70	66	489	785
Interest on variable rate debt (e)	40	160	158	157	141	295	951

Total	$153	$427	$389	$390	$555	$3,283	$5,197

(a)	Current maturities at September 30, 2006 were $64.

(b)	Current maturities at September 30, 2006 were $1.

(c)	Unconditional purchase obligations are composed of the fixed or minimum amounts of goods and/or services under long-term contracts and assumes that certain contracts are terminated in accordance with their terms after giving the requisite notice which is generally two to three years for most of these contracts; however, under certain circumstances, some of these minimum commitment term periods could be further reduced which would significantly decrease these contractual obligations. This table excludes payments relating to income tax, pension and OPEB benefits and environmental obligations due to the fact that, at this time, we cannot determine either the timing or the amounts of payments for all periods beyond 2005 for certain of these liabilities.

(d)	Includes contractual obligations for the period October 1, 2006 through December 31, 2006.

(e)	Based on applicable rates in effect at September 30, 2006.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2006.

Covenant Compliance

Certain covenants contained in the credit agreement governing our senior secured credit facilities and the indentures governing the Second-Priority Senior Secured Notes (i) require the maintenance of a senior secured debt to Adjusted EBITDA ratio and (ii) restrict our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet defined Adjusted EBITDA to Fixed Charges, senior secured debt to Adjusted EBITDA and consolidated debt to Adjusted EBITDA ratios. The most restrictive of these covenants, the covenants to incur additional indebtedness and the ability to make future acquisitions, require an Adjusted EBITDA to Fixed Charges ratio (measured on a trailing four-quarter basis) of 2.0:1.0. Failure to comply with these covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisition.

Fixed charges are defined as interest expense excluding the amortization or write-off of deferred financing costs. Adjusted EBITDA is defined as EBITDA further adjusted to exclude certain non-cash, non-recurring costs and realized or expected future cost savings directly related to prior acquisitions and the Combinations. Because we are highly leveraged, we believe that the inclusion of the supplemental adjustments applied in calculating Adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financial covenants and assess our ability to incur additional indebtedness in the future. Adjusted EBITDA and Fixed Charges are not defined terms under U.S. GAAP. Adjusted EBITDA should not be considered an alternative to operating income or net income as a measure of operating results or an alternative to cash flows as a measure of liquidity. Fixed Charges should not be considered an alternative to interest expense. As of September 30, 2006, we were in compliance with all financial covenants contained in the indentures governing the notes and all our credit facilities.

	Year Ended December 31, 2005	LTM Period
Reconciliation of Net loss to Adjusted EBITDA
Net loss	$(87)	$(68)
Interest expense, net	203	225
Loss on extinguishment of debt	17	52
Income tax expense	48	46
Depreciation and amortization	147	159

EBITDA	328	414
Adjustments to EBITDA:
Acquisitions/Divestitures(1)	61	42
Transaction costs (2)	44	31
Integration costs (3)	5	42
Non-cash charges (4)	30	20
Unusual items:
Gain on divestiture of businesses	(2)	(42)
Purchase accounting effects/inventory step-up	16	5
Discontinued operations	10	14
Business realignments	4	6
Other (5)	33	19

Total unusual items	61	2
In process synergies (6)	105	66

Adjusted EBITDA(7)	$634	$617

Fixed charges	$237	$237

Fixed charge coverage	2.68	2.60

(1)	Represents the incremental EBITDA impact for the Bakelite Transaction, the Coatings Acquisition, the Wax Compound Acquisition, the Inks Acquisition and a pending transaction to purchase Orica Consumer Products’ Australian and New Zealand forest products unit, less EBITDA generated by Alba Adesivos due to the Brazilian Consumer Divestiture, as if they had taken place at the beginning of the period.

(2)	Represents merger costs principally related to the Combinations and the Bakelite Acquisition, the write-off of deferred accounting, legal, and printing costs associated with the Company’s proposed IPO, as well as costs associated with terminated acquisition activities.

(3)	Represents redundancy and plant rationalization costs and incremental administrative costs associated with integration programs.

(4)	Includes non-cash charges for impairments of fixed assets, stock based compensation, and unrealized foreign currency exchange loss on debt instruments denominated in currencies other than the functional currency of the holder.

(5)	Includes certain non-recurring litigation expenses, a foreign currency loss on an exchange rate hedge related to the Bakelite Acquisition and incremental non-recurring advisor and external audit fees related to the Bakelite Acquisition and the Combinations.

(6)	Represents estimated net unrealized cost synergies resulting from the Combinations and the Bakelite Acquisition.

(7)	The Company is required to have an Adjusted EBITDA to Fixed Charges ratio of greater than 2.0 to 1.0 to incur additional indebtedness under certain of our indentures. As of September 30, 2006, the Company was able to satisfy this covenant and incur additional indebtedness under our indentures.

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

Critical Accounting Policies

In preparing our financial statements in conformity with U.S. GAAP, we have to make estimates and assumptions about future events that affect the amounts of reported assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities in the financial statements and accompanying notes. Some of our accounting policies require the application of significant judgment by management in the selection of appropriate assumptions for determining these estimates. By their nature, these judgments are subject to an inherent degree of uncertainty; therefore, we cannot assure you that actual results will not differ significantly from estimated results. We base these judgments on our historical experience, advice from experienced consultants, forecasts and other available information, as appropriate.

Our most critical accounting policies, which reflect significant management estimates and judgment in determining reported amounts in the Financial Statements included elsewhere in this report, are as follows:

Environmental Remediation and Restoration Liabilities. Accruals for environmental matters are recorded when we believe it is probable that a liability has been incurred and we can reasonably estimate the amount of the liability. Our accruals are established following the guidelines of Statement of Position 96-1, Environmental Remediation Liabilities. We have accrued approximately $39 and $40 at September 30, 2006 and December 31, 2005 for all

probable environmental remediation and restoration liabilities, which is our best estimate of these liabilities. Based on currently available information and analysis, we believe that it is reasonably possible that the costs associated with such liabilities may fall within a range of $25 to $76. This estimate of the range of reasonably possible costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of this range, we used assumptions that are less favorable to us among the range of reasonably possible outcomes, but we did not assume we would bear full responsibility for all sites, to the exclusion of other potentially responsible parties.

We have entered into environmental indemnification agreements with each of the sellers in the acquisitions of the ink and adhesive resins business of Akzo Nobel, the decorative coatings and adhesives business unit of The Rhodia Group, Bakelite, Resolution Performance and Resolution Specialty.

Income Tax Assets and Liabilities. At September 30, 2006 and December 31, 2005, we had valuation allowances against all of our net U.S. federal and state and some of our net foreign deferred income tax assets. The valuation allowance was calculated in accordance with U.S. GAAP which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. In accordance with SFAS No. 109, evidence, such as operating results during the most recent three-year period, is given more weight than our expectations of future profitability, which are inherently uncertain. Our losses in the U.S. and certain foreign operations in recent periods represented sufficient negative evidence to require a full valuation allowance against our net Federal, state and certain of our foreign deferred income tax assets. We intend to maintain a valuation allowance against the net deferred income tax assets until sufficient positive evidence exists to support the realization of such assets.

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

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact of the Interpretation on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement establishes a standard definition for fair value, establishes a framework under generally accepted accounting principles for measuring fair value and expands disclosure requirements for fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently assessing the impact of the statement on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R). This statement requires an employer to recognize the overfunded or underfunded status of defined benefit pension and postretirement plans as an assets or liabilities in its statement of financial position. Under SFAS No. 158, unrecognized actuarial gains and losses, prior service costs and credits and any remaining unrecognized transition amounts, net of their related income tax effect, will be reported as a component of Accumulated other comprehensive income. Incremental changes in these amounts not recognized in the statements of operations in the same year they arise are recognized in the year in which the changes occur as changes in other comprehensive income. The statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The requirement to recognize the funded status of defined benefit pension and postretirement plans is effective for fiscal years ending after December 15, 2006 for companies with publicly traded stock, and June 15, 2007 for all other companies. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for the fiscal years ending after December 15, 2008. While we currently measure plan assets and benefit obligations at each fiscal year-end, we are evaluating the impact that the other aspects of this Statement will have on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, a cumulative effect adjustment is recorded in opening accumulated earnings (deficit) as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with earlier adoption encouraged. We are currently assessing the impact of SAB 108 on our consolidated financial statements.

ITEM 3:	Quantitative and Qualitative Disclosures about Market Risk

On May 10, 2006, the Company entered into interest rate swap agreements with two counterparties. The swaps are three-year agreements designed to offset cash flow variability associated with interest rate fluctuations on the Company’s variable rate debt. The initial notional amount of the swaps is $1,000, which amortizes on a quarterly basis based on expected payments on the Company’s term loan in order to maintain a fixed to variable debt ratio of approximately 70% fixed to 30% variable. The interest rate swaps had a fair value of negative $6 as of September 30, 2006. There have been no other material developments during the third quarter 2006 on the matters we have previously disclosed regarding quantitative and qualitative market risk in our Annual Report on Form 10-K for the year ended December 31, 2005 and/or our Quarterly Report on Form 10-Q for the periods ended March 31, 2006 and June 30, 2006.

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

There have been no material developments during the third quarter 2006 in the ongoing legal proceedings that are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005 and/or our Quarterly Reports on Form 10-Q for the periods ended March 31, 2006 and June 30, 2006.

Item 1A:	Risk Factors

There have been no material changes during the third quarter 2006 in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005 and/or our Quarterly Reports on Form 10-Q for the periods ended March 31, 2006 and June 30, 2006.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3:	Defaults upon Senior Securities

There were no defaults on senior securities during the third quarter of 2006.

Item 4:	Submission of Matters to a Vote of Security Holders

On July 18, 2006, our sole shareholder acted by written consent to approve our Restated Certificate of Incorporation and revoke other actions that had been taken in anticipation of an initial public offering.

Item 5:	Other Information

None.

Item 6:	Exhibits

(4)

4.1	Third Supplemental Indenture, dated as of October 26, 2006 among the Company, Hexion U.S. Finance Corp., Hexion Nova Scotia Finance ULC, the guarantors named therein and Wilmington Trust Company, as trustee, to the Indenture dated as of May 20, 2005, as supplemented, related to the Second-Priority Senior Secured Floating Rate Notes due 2010.

4.2	Third Supplemental Indenture, dated as of October 26, 2006 among the Company, Hexion U.S. Finance Corp., Hexion Nova Scotia Finance ULC, the guarantors named therein and Wilmington Trust Company, as trustee, to the Indenture dated as of August 12, 2004, as supplemented, related to the Second-Priority Senior Secured Floating Rate Notes due 2010 and the 9% Second-Priority Senior Secured Notes due 2014.

4.3	Indenture dated as of November 3, 2006 among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, the Company, the guarantors named therein and Wilmington Trust Company, as trustee, related to the $200,000,000 second-priority senior secured floating rate notes due 2014 and the $625,000,000 9 3/4 % second-priority senior secured notes due 2014.

(10)

10.1	Intercreditor Agreement dated as of November 3, 2006 among the Company, Hexion LLC, the subsidiary parties thereto, Wilmington Trust Company as trustee and JPMorgan Chase Bank, N.A. as intercreditor agent.

10.2	Registration Rights Agreement dated as of November 3, 2006 among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance ULC, the Company and subsidiary parties thereto, and Credit Suisse Securities (USA) LLC and JPMorgan Securities, Inc. as initial purchasers.

10.3	Second Amended and Restated Credit Agreement dated as of November 3, 2006 among Hexion LLC, Hexion Specialty Chemicals, Inc., Hexion Specialty Chemicals Canada, Inc., Hexion Specialty Chemicals B.V., Hexion Specialty Chemicals UK Limited, Borden Chemical UK Limited, the lenders party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent, Credit Suisse, as Syndication Agent, and J.P. Morgan Securities Inc. and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners.

(31)	Rule 13a-14 Certifications

(a)	Certificate of the Chief Executive Officer

(b)	Certificate of the Chief Financial Officer

(32)	Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEXION SPECIALTY CHEMICALS, INC.

Date: November 14, 2006	/s/ William H. Carter
William H. Carter
Executive Vice President and Chief Financial Officer (Principal Financial Officer)