Form 10-K
period 2006-12-31
HEXION SPECIALTY CHEMICALS, INC.
filed 2007-03-22
CIK 13239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

At December 31, 2006, the aggregate market value of voting and non-voting common equity of the Registrant held by non-affiliates was zero.

Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on March 1, 2007: 82,556,847

Documents incorporated by reference. None

HEXION SPECIALTY CHEMICALS, INC.

PART I

(dollars in millions, except per share data)

ITEM 1 - BUSINESS

Overview

Hexion Specialty Chemicals, Inc., a New Jersey corporation with predecessors dating back to 1899 (which we may refer to as “we,” “us,” “our,” “Hexion” or the “Company”), is the world’s largest producer of thermosetting resins, or thermosets. Thermosets are a critical ingredient in virtually all paints, coatings, glues and other adhesives produced for consumer or industrial uses. We provide a broad array of thermosets and associated technologies, and have leading market positions in each of the key markets that we serve. Our breadth of related products provides our operations, technology and commercial service organizations with competitive advantages, while our scale provides us with significant efficiencies in our cost structure, allowing us to compete effectively throughout the value chain. Our value-added, technical service-oriented business model enables us to effectively participate in high-end specialty markets, while our scale enables us to capture value from higher volume applications.

Thermosets are developed to meet the performance characteristics required for each specific end use product. The type of thermoset used, and how it is formulated, applied and cured, determines its key attributes, such as durability, gloss, heat resistance, adhesion, or strength of the final product. We have the broadest range of thermoset resin technologies in our industry, with world class research, applications development and technical service capabilities. Our thermosets are sold under a variety of well-recognized brand names including BORDEN® (phenolic and amino resins), EPIKOTE® (epoxy resins), EPIKURE® (epoxy curatives), BAKELITE (phenolic and epoxy resins), LAWTER™ (inks) and CARDURA® (high-end automotive coatings).

Our products are used in thousands of applications and are sold into diverse markets, such as forest products, architectural and industrial paints, packaging, consumer products and automotive coatings, as well as higher growth markets, such as composites, UV cured coatings and electrical laminates. We have a history of product innovation and success in introducing new products to new markets, as evidenced by more than 1,700 patents, the majority of which relate to the development of new products and processes for manufacturing.

As of December 31, 2006, we had 104 production sites around the world. Through our worldwide network of strategically located production facilities, we serve more than 11,000 customers in over 100 countries. We believe that our global scale provides us with significant advantages over many of our competitors. Where it is advantageous, we are able to internally produce strategic raw materials, providing us with a lower cost operating structure and security of supply. Where we are integrated downstream into product formulations, our technical know-how and market presence captures additional value. Our position in certain additives, complementary materials and services further enables us to leverage our core thermoset technologies and provide our customers a broad range of product solutions. As a result of our focus on innovation and a high level of technical service, we have cultivated long-standing customer relationships. Our global customers include leading companies in their respective industries, such as 3M, Ainsworth, Ashland Chemical, BASF, Bayer, DuPont, GE, Halliburton, Honeywell, Huntsman, Louisiana Pacific, Owens Corning, PPG Industries, Sumitomo, Sun Chemicals, Valspar and Weyerhaeuser.

Industry

The size of the global thermosetting resins market is approximately $34 billion in annual sales. Thermosetting resins include materials such as phenolic resins, epoxy resins, polyester resins, acrylic resins, alkyd resins and urethane resins. Thermosetting resins are used for a wide variety of applications due to their superior adhesion and bonding properties, heat resistance, and protective and aesthetic characteristics, compared to other materials. The key product areas of the global thermosetting resins market that we focus on, and in which we have leading market positions, is approximately $19 billion in annual sales. The thermosetting resins market has grown at an estimated annual volume rate of 4% over the past five years. We expect that certain segments of the thermosetting resins industry, including composites and UV resins, will grow at substantially faster rates.

Thermosets are sold to the global coatings, composites and adhesives markets, which have combined annual sales of over $100 billion. Thermosetting resins are generally considered specialty chemical products because they are sold primarily on the basis of performance, technical support, product innovation and customer service. Although the thermosetting resins market has consolidated in recent years, it remains fragmented with many small, non-core divisions of large chemical conglomerates and many small and medium-sized companies that provide a relatively high level of customization and service to their end markets. We believe we are the second largest North American-based specialty chemicals company.

The principal factors that contribute to success in the specialty chemicals market are (1) consistent delivery of high-quality products, (2) favorable process economics, (3) the ability to provide value to customers through both product attributes and strong technical service, and (4) a presence in large and growing markets.

Products and Market Applications

Our thermosetting resins are used in two primary applications: adhesive & structural and coating. Within each primary application we provide a diverse range of specialty chemical applications. Our primary products used in adhesive and structural applications include forest products resins, formaldehyde, specialty phenolic resins, epoxy resins, composite resins, phenolic encapsulated substrates and molding compounds. Our primary products for coating applications include epoxy coating resins, polyester resins, alkyd resins, acrylic resins, ink resins and versatic acids and derivatives.

Adhesive & Structural Products

Formaldehyde Based Resins and Intermediates

We are the leading producer of formaldehyde-based resins for the North American forest products industry with a 40% market share by volume and also hold significant positions in Europe, Latin America and Australia. In addition, we are the world’s largest producer of formaldehyde, a key building block used to manufacture thousands of products with a 15% global market share. We internally consume the majority of our formaldehyde production, giving us a significant competitive advantage versus our non-integrated competitors. Our forest products resins are used in a wide range of applications in the construction, remodeling and furniture industries.

We are also the world’s largest producer of specialty phenolic resins, which are used in applications that require extreme heat resistance and strength, such as automotive brake pads, engine filters, aircraft components and electrical laminates.

Products	Key Applications
Forest Products Resins
Engineered Wood Resins	Softwood and hardwood plywood, oriented strand board (“OSB”), laminated veneer lumber, strand lumber and wood fiber resins, such as particleboard, medium density fiberboard and finished veneer lumber

Special Wood Adhesives	Laminated beams, structural and nonstructural fingerjoints, wood composite I-beams, cabinets, doors, windows, furniture, mold and millwork, and paper laminations

Wax Emulsions	Moisture resistance for panel boards

Formaldehyde Applications
Formaldehyde	Herbicides and fungicides, fabric softeners, sulphur scavengers for oil and gas production, urea formaldehyde (“UF”), melamine formaldehyde (“MF”), phenol formaldehyde (“PF”), methyl diphenyl diisocyanate (“MDI”) and other catalysts

Phenolic Specialty Resins
Composites and Electronic Resins	Aircraft components, brakes, ballistic applications, industrial grating, pipe, jet engine components, electrical laminates, computer chip encasement and photolithography

Automotive PF Resins	Acoustical insulation, engine filters, friction materials, interior components, molded electrical parts and assemblies

Construction PF Resins, UF Resins, Ketone Formaldehyde and Melamine Colloid	Decorative laminates, fiberglass insulation, floral foam, lamp cement for light bulbs, molded appliance and electrical parts, molding compounds, sandpaper, fiberglass mat, laminates, coatings, crosslinker for thermoplastic emulsions and specialty wet strength paper

Epoxy Resins and Intermediates

We are the world’s largest supplier of epoxy resins, with a 34% global market share. Epoxy resins are the fundamental building blocks of many types of materials and are often used in the automotive, aerospace and electronics industries due to their unparalleled strength and durability. We also provide a variety of complementary products such as epoxy modifiers, curing agents, reactive diluents and specialty liquids. In addition, we are a major producer of bisphenol-A (“BPA”) and epichlorohydrin (“ECH”), key precursors in the manufacture of epoxy resins. We internally consume the majority of our BPA, and virtually all of our ECH, giving us a significant competitive advantage versus our non-integrated competitors.

Products	Key Applications
Civil Engineering	Bridge and canal construction, concrete enhancement and corrosion protection

Electrical Casting	Generators and bushings, transformers, medium- and high-voltage switch gear components, post insulators, capacitors and automotive ignition coils

Adhesives	Automotive: hem flange adhesives and panel reinforcement

Construction: ceramic tiles, chemical dowels and marble

Aerospace: metal and composite laminates

Electronics: chip adhesives, solder masks and electronic inks

Electronic Resins	Unclad sheets, tube and molding, paper impregnation, cotton and glass filaments, printed circuit boards and electrical laminates

Composite Resins

We are a leading producer of resins that are used in composites. Composites are a fast-growing class of materials that are used in a wide variety of applications ranging from airframes and windmill blades to golf clubs. We supply composite epoxy resins to fabricators in the aerospace, sporting goods and pipe markets with a 44% market share in the United States and a 44% market share in Europe. Our leadership position in epoxy resins, along with our technology and service expertise, enables us to selectively forward integrate into custom formulations for specialty composites, such as turbine blades that are used in the wind energy market.

In addition to epoxy, we manufacture composite resins from unsaturated polyester resins (“UPR”), which are generally combined with fiberglass to produce cost-effective finished structural parts for applications ranging from boat hulls and recreational vehicles to bathroom fixtures.

Products	Key Applications
Composite Epoxy Resins	Automotive (structural interior), sports (ski, snowboard, golf), boats, construction, aerospace, wind energy and industrial applications

Reinforced UPR and Vinyl Ester Resins	Marine, transportation, construction, consumer products, recreational vehicles, spas, bath and shower surrounds

Non-reinforced UPR and Vinyl Ester Resins	Cultured marble, construction, gel coat and surface coating, and automotive putty

Phenolic Encapsulated Substrates

We are a leading producer of phenolic encapsulated sand and ceramic substrates that are used in oil field services and foundry applications. Our highly specialized compounds are designed to perform well under extreme conditions, such as intense heat, high-stress and corrosive environments, that characterize the oil and gas drilling and foundry industries. In the oil field services industry we have a 42% global market share in resin encapsulated proppants, used to enhance oil and gas recovery rates and extend well life. We are also the leading producer by volume of foundry resins in North America with a 48% market share. Our foundry resin systems are used by major automotive and industrial companies for precision engine block casting, transmissions, and brake and drive train components. In addition to encapsulated substrates, we provide phenolic resin systems and ancillary products used to produce finished metal castings.

Products	Key Applications
Oil Field Services Applications
Resin Encapsulated Proppants	Oil and gas drilling

Foundry Applications
Refractory Coatings	Thermal resistant coatings for ferrous and nonferrous applications

Resin Coated Sands and Binders	Sand cores and molds

Molding Compounds

We are the leading producer of molding compounds (“MC”) in Europe, with an estimated market share of 64%. We formulate and produce a wide range of phenolic, polyester and epoxy molding compounds that are used to manufacture components requiring heat stability, electrical insulation, fire resistance and durability. Applications range from automotive underhood components to appliance knobs and cookware handles.

Products	Key Applications
Phenolic, Epoxy, Vinylester	Automotive ashtrays and under-hood components, heat resistant knobs and bases, switches and breaker components, and pot handles

Long Fiber Reinforced MC	High load, dimensionally stable automotive underhood parts and commutators

PBT, PET, PC, PC-ABS, PA6 and PA66	Connectors, switches, bobbins, wheel covers, power tool bodies and internal components

Coating Products

Epoxy Coating Resins

In addition to adhesive uses, epoxy resins are used for a variety of high-end coating applications that require the superior strength and durability of epoxy, such as protective coatings for industrial and domestic flooring, pipe, marine and construction applications, and appliance and automotive coatings. We also leverage our resin and additives position to supply custom resins to specialty coatings formulators.

Products	Key Applications
Electrocoat (Liquid Epoxy Resin (“LER”), Solid Epoxy Resin (“SER”), BPA)	Automotive, general industry (such as heating radiators) and white goods (such as appliances)

Powder Coatings (SER, Performance Products)	White goods, pipes for oil and gas transportation, general industry (such as heating radiators) and automotive (interior parts and small components)

Heat Cured Coatings (LER, SER)	Metal packaging and coil-coated steel for construction and general industry

Floor Coatings (LER, Solutions, Performance Products)	Chemically resistant, antistatic and heavy duty flooring used in hospitals, the chemical industry, electronics workshops, retail areas and warehouses

Ambient Cured Coatings (LER, SER, Solutions, Performance Products)	Marine (manufacturing and maintenance), shipping containers and large steel structures (such as bridges, pipes, plants and offshore equipment)

Waterborne Coatings	Replacement of solvent-borne products in both heat cured and ambient cured applications

Polyester Resins

We are a leading supplier of polyester coatings resins in North America with a market share of 10% and are also a major producer of powder coatings in Europe with a market share of 10%. We provide liquid and powder custom polyester resins to customers for use in industrial coatings that require specific properties, such as gloss and color retention, resistance to corrosion and flexibility. Polyester coatings are typically used in transportation, automotive, machinery, appliances and metal office furniture.

Products	Key Applications
Powder Polyesters	Outdoor durable systems for architectural window frames, facades and transport; indoor systems for domestic appliances and general industrial applications

Liquid Polyesters and Polyester Dispersions	Automotive, coil and exterior can coating applications

Alkyd Resins

We hold a leading position in alkyd resins in North America with a market share of 31%. We provide alkyd resins to customers who manufacture professional grade paints and coatings. Alkyd resins are formulated and engineered according to customer specifications, and can be modified with other raw materials to improve performance. Applications include industrial coatings (protective coatings used on machinery, metal coil, equipment, tools and furniture), special purpose coatings (highway-striping paints, automotive refinish coatings and industrial maintenance coatings) and decorative paints (house paint and deck stains). Our alkyd resins business shares an integrated production platform with our polyester resins business, which enables flexible sourcing, plant production balancing and improved economies of scale.

Products	Key Applications
Alkyd and Alkyd Emulsions	Architectural Markets: Exterior enamels, interior semi-gloss and trim, interior/exterior stains and wood primers

Industrial Markets: Metal primers, general metal, transportation, machinery and equipment, industrial maintenance and marine, metal containers and wood furniture

Alkyd Copolymer	Architectural Markets: Stain blocking primer, sanding sealers and aerosols

Industrial Markets: Machinery and equipment, transportation, general metal and drywall coating

Urethane Modified	Architectural Markets: Clear varnishes and floor coatings

Industrial Markets: Wood coatings

Silicone Alkyd	Industrial Markets: Industrial maintenance and marine and heat resistant coatings

Acrylic Resins

We are a supplier of solvent and water-based acrylic resins in North America and Europe. Acrylic resins are used in interior trim paints and exterior applications where weathering protection, color and gloss retention are critical. In addition, we produce a wide range of specialty acrylic resins for marine and maintenance paints, and automotive topcoats. We are also a low-cost producer of acrylic monomer, the key raw material in our acrylic resins. This ability to internally produce key raw materials gives us a cost advantage over our competitors and ensures us adequate supply.

Products	Key Applications
Acrylic Dispersions	Architectural Markets: Interior semi-gloss and high gloss, interior and exterior paints, stains and sealers, drywall primer, masonry coatings and general purpose
Industrial Markets: Automotive original equipment manufacturing (“OEM”), packaging, general metal, wood, plastic coatings, traffic marking paint, industrial maintenance and transportation, adhesives and textiles

Solutions Acrylics	Architectural Markets: Aerosols, masonry and tile sealers

Industrial Markets: Transportation, packaging, aerosols, automotive OEM, appliance, industrial maintenance, marine and road marking

Ink Resins and Additives

We are the world’s largest producer of ink resins and associated products, with a market share of 16%. Ink resins are used to apply ink to a variety of different substrates, including paper, cardboard, metal foil and plastic. We provide resins, liquid components and additives, sold primarily under the globally recognized Lawter™ brand name, to customers who formulate inks for a variety of substrates and printing processes. Our products offer performance enhancements such as durability, printability, substrate application, drying speed and security. Typical end-use applications include brochures, newspapers, magazines, food packages, beverage cans and flexible packaging. We are also a provider of formulated UV-cure coatings and inks.

Products	Key Applications
Resins	Graphic arts, commercial, publication and packaging

Vehicles and Waxes	Sheet-fed, heatset, gloss and wetting vehicles, and wax products

Liquid Inks	Polymer films, paper and corrugated boards

Versatic Acids and Derivatives

We are the world’s largest producer of versatic acids and derivatives, with a market share of 77%. Versatic acids and derivatives are specialty monomers that provide significant performance advantages for finished coatings, including superior adhesion, flexibility and ease of application. Our products include basic versatic acids and derivatives sold under the Versatic, VEOVA® and CARDURA® names. Applications for versatic acids include decorative, automotive and protective coatings as well as other uses, such as pharmaceuticals and personal care products. We manufacture versatic acids and derivatives using our integrated manufacturing sites and our internally produced ECH.

Products	Key Applications
CARDURA®	Automotive repair/refinishing, automotive OEM and industrial coating

Versatic Acids and Derivatives	Chemical building blocks, peroxides, pharmaceuticals and agrochemicals

VEOVA®	Architectural coatings and construction

Segments

Our business is organized based on the products that we offer and the markets that we serve. At December 31, 2006, we had four reportable segments: Epoxy and Phenolic Resins, Formaldehyde and Forest Products Resins, Coatings and Inks, and Performance Products. A summary of the major products and primary applications of our reportable segments follows:

Epoxy and Phenolic Resins

2006 Net Sales	$2,152

Major Products:	Primary Application:
Epoxy Resins and Intermediates	Adhesive & Structural
Composite Resins	Adhesive & Structural
Molding Compounds	Adhesive & Structural
Formaldehyde Based Resins and Intermediates:
• Phenolic Specialty Resins	Adhesive & Structural
Epoxy Coating Resins	Coating
Versatic Acids and Derivatives	Coating

Formaldehyde and Forest Products Resins

2006 Net Sales	$1,385

Major Products:	Primary Application:
Formaldehyde Based Resins and Intermediates:
• Forest Products Resins	Adhesive & Structural
• Formaldehyde Applications	Adhesive & Structural

Coatings and Inks

2006 Net Sales	$1,254

Major Products:	Primary Application:
Polyester Resins	Coating
Alkyd Resins	Coating
Acrylic Resins	Coating
Ink Resins and Additives	Coating

Performance Products

2006 Net Sales	$414

Major Products:	Primary Application:
Phenolic Encapsulated Substrates	Adhesive & Structural

For additional information about our segments see footnote 16 in Item 8 of Part II of this Annual Report on Form 10-K.

Marketing And Customers

Our products are sold to industrial users worldwide through a combination of a direct sales force that services our larger customers, and third-party distributors that more cost effectively serve our smaller customers. Our customer service and support network is made up of key regional customer service centers. We have global account teams that serve the major needs of our global customers for technical service and supply and commercial term requirements. Where operating and regulatory factors vary from country to country, these functions are managed locally.

In 2006, our largest customer accounted for less than 3% of our sales and our top ten customers accounted for approximately 17% of our sales. Neither our business nor any of our reporting segments depend on any single customer, or a particular group of customers, the loss of which would have a material adverse effect on either the reporting segment or the Company as a whole. Our primary customers are manufacturers, and the demand for our products is generally not seasonal.

Foreign Operations

Our international operations accounted for approximately 55% of our sales in 2006 and 49% in 2005. While our international operations may be subject to a number of additional risks such as exposure to foreign currency exchange risk, we do not believe that our foreign operations, on the whole, carry greater risk than our operations in the United States. Information about sales by geographic region for the past three years and long-lived assets by geographic region for the past two years can be found in footnote 16 in Item 8 of Part II of this Annual Report on Form 10-K. More information about our programs to manage exchange risk and interest rate risk can be found in Item 7A of Part II of this Annual Report on Form 10-K.

Raw Materials

Raw material costs account for approximately 85% of our cost of sales. In 2006, we purchased approximately $4 billion of raw materials. The three largest raw materials that we use are phenol, methanol and urea, which represented 50% of our total raw material expenditures. The majority of raw materials that we use to manufacture our products are available from more than one source and are readily available in the open market. We have long-term purchase agreements for our primary and many other raw materials that ensure the availability of adequate supply. These agreements generally have periodic price adjustment mechanisms and do not have minimum annual purchase requirements. Smaller quantity materials that are single sourced generally have long-term supply contracts to maximize supply reliability. Prices for our main feedstocks are generally driven by underlying petrochemical benchmark prices and energy costs, which are subject to price fluctuations. Although we seek to offset increases in raw material prices with increases in our product prices, we may not always be able to do so, and there may be periods when price increases lag behind raw material price increases.

Competition

We compete with a variety of companies in each of our product lines, including large global chemical companies and small specialty chemical companies. In addition, we face competition from a number of other products that are potential substitutes for formaldehyde-based resins. The principal competitive factors in our industry include technical service, breadth of product offering, product innovation and price. Some of our competitors are larger and have greater financial resources and less debt than we do, and, as a result, may be better able to withstand changes in industry conditions, including pricing, and the economy as a whole. We are able to compete with smaller niche specialty chemical companies due to our investment in research and development and our customer service model, which provides for on-site value-added technical service for our customers. In addition, our size and scale provides us significant efficiencies in our cost structure.

We believe that no single company competes with us across all of our existing product lines. Following are our principal competitors by market application.

Adhesive & Structural Products

Major Products	Principal Competitors
Forest Products Resins	Dynea International, Georgia-Pacific and Kronospan

Formaldehyde Applications	Dynea International and Georgia-Pacific

Phenolic Specialty Resins	Dynea International, Occidental Petroleum, Schenectady, Ashland and PA Resins

Epoxy Resins and Intermediates	Huntsman, Dow Chemical, Nan Ya and the Formosa Plastics Group, Chang Chun Polymers and Thai Epoxy

Composite Resins	Huntsman, Dow Chemical, Ashland, AOC, Reichhold and CCP/Atofina

Phenolic Encapsulated Substrates	Ashland, Carbo Ceramics and Santrol

Molding Compounds	FAR and Sumitomo

Coating Products

Major Products	Principal Competitors
Epoxy Coating Resins	Dow Chemical, Huntsman, Nan Ya and the Formosa Plastics Group, Leuna and Kuk-do

Polyester Resins	DSM, Cytec, Cray Valley/CCP, Reichhold, Nuplex and EPS (owned by Valspar)

Alkyd Resins	Reichhold, CCP/Atofina/Cray Valley, DSM, Nuplex and EPS (owned by Valspar)

Acrylic Resins	BASF, Dow Chemical, Cognis and DSM (Neoresins)

Ink Resins and Additives	Mead Westvaco, Arizona Chemical, Resinall, Arakawa and Harima

Versatic Acids and Derivatives	ExxonMobil and Tianjin Shield

Research and Development

Our research and development activities are geared to developing and enhancing products, processes, applications and technologies so that we can maintain our position as the world’s largest producer of thermosetting resins. We focus on:

•	developing new or improved applications based on our existing product lines and identified customer needs;

•	developing new resin products and applications for customers to improve their competitive advantage and profitability;

•	providing premier technical service for customers of specialty products;

•	providing technical support for manufacturing locations and assisting in optimizing our manufacturing processes;

•	ensuring that our products are manufactured consistent with our global environmental, health and safety policies and objectives;

•	developing lower cost manufacturing processes globally; and

•	expanding our production capacity.

In 2006, 2005 and 2004, our research and development and technical services expense was $69, $61 and $30, respectively. We take a customer-driven approach to discover new applications and processes and provide excellent customer service through our technical staff. Through regular direct contact with our key customers, our research and development associates can become aware of evolving customer needs in advance and can anticipate their requirements to more effectively plan customer programs. We also focus on continuous improvement of plant yields and production capacity and reduction of fixed costs. These continuous integrated streams are characterized by exceptional product consistency, low cost economics and high quality resin that is valued by our customers for their demanding applications.

We have over 700 scientists and technicians worldwide. Our research and development facilities include a broad range of synthesis, testing and formulating equipment, and small-scale versions of customer manufacturing processes for applications development and demonstration. In addition, we have an agreement with a not-for-profit research center to assist in research projects and new product development initiatives.

Patents and Trademarks

We own, license or have rights to over 1,700 patents, over 2,300 trademarks, and various patent and trademark applications and technology licenses around the world, which we hold for use or currently use in our operations. A majority of our patents relate to developing new products and processes for manufacturing and will expire between 2007 and 2027. We renew our trademarks on a regular basis. While we view our patents and trademarks to be valuable, because of the broad scope of our products and services, we do not believe that the loss or expiration of any single patent or trademark would have a material adverse effect on our results of operations, financial position or the continuation of our business.

Industry Regulatory Matters

Domestic and international laws regulate the production and marketing of chemical substances. Although almost every country has its own legal procedure for registration and import, laws and regulations in the European Union, including the European inventory of existing commercial chemical substances and the European list of notified chemical substances, the United States, including the Toxic Substances Control Act inventory, and China are the most significant to our business. Chemicals that are on one or more of these lists can usually be registered and imported without requiring additional testing in other countries, although additional administrative hurdles may exist.

The European Commission has enacted a new regulatory system, known as Registration, Evaluation and Authorization of Chemicals, or REACH, which requires manufacturers, importers and consumers of certain chemicals to register these chemicals and evaluate their potential impact on human health and the environment. Under REACH, significant market restrictions could be imposed on the current and future uses of chemical products that we use as raw materials or that we sell as finished products in the European Union.

We also actively petition the U.S. Food and Drug Administration to sanction the use of certain specialty chemicals that we produce that we believe are safe for use by our customers to manufacture products that will come in direct or indirect contact with food.

Environmental Regulations

Our operations involve the use, handling, processing, storage, transportation and disposal of hazardous materials and are subject to extensive environmental regulation at the federal, state and international level and are exposed to the risk of claims for environmental remediation or restoration. Our production facilities require operating permits that are subject to renewal or modification. Violations of environmental laws or permits may result in restrictions being imposed on operating activities, substantial fines, penalties, damages or other costs. In addition, statutes such as the federal Comprehensive Environmental Response, Compensation, and Liability Act and comparable state and foreign laws impose strict, joint and several liability for investigating and remediating the consequences of spills and other releases of hazardous materials, substances and wastes at current and former facilities, and at third-party disposal sites. Other laws permit individuals to seek recovery of damages for alleged personal injury or property damage due to exposure to hazardous substances and conditions at our facilities or to hazardous substances otherwise owned, sold or controlled by us. Therefore, notwithstanding our commitment to environmental management, environmental health and safety, we may incur liabilities in the future, and these liabilities may result in a material adverse effect on our business, financial condition, results of operations or cash flows.

Although our environmental policies and practices are designed to ensure compliance with international, federal and state laws and environmental regulations, future developments and increasingly stringent regulation could require us to make additional unforeseen environmental expenditures. In addition, our former operations, including our ink, wallcoverings, film, phosphate mining and processing, thermoplastics, and food and dairy operations, may give rise to claims relating to our period of ownership. We cannot assure you that, as a result of former, current or future operations, there will not be some future impact on us as the result of new regulations or additional environmental remediation or restoration liabilities.

We have adopted and implemented health, safety and environmental policies, which include systems and procedures that govern environmental emissions, waste generation, process safety management, handling, storage and disposal of hazardous substances, worker health and safety requirements, emergency planning and response, and product stewardship. We expect to incur future costs for capital improvements and general compliance under environmental laws, including costs to acquire, maintain and repair pollution control equipment. In 2006, we incurred related capital expenditures of $18. We estimate that capital expenditures in 2007 for environmental controls at our facilities will be between $25 and $30. This estimate is based on current regulations and other requirements, but it is possible that a material amount of capital expenditures, in addition to those we currently anticipate, could be necessary if these regulations or other requirements change.

Employees

At December 31, 2006, we had approximately 6,900 employees. Approximately 40% of our employees are members of a labor union or are represented by workers’ councils that have collective bargaining agreements. Most of our European employees are represented by workers’ councils. We believe that relations with our union and non-union employees are good.

Formation and History of Hexion

Hexion was formed on May 31, 2005 by combining three Apollo Management, L.P. (“Apollo”) controlled companies: Resolution Performance Products, LLC (“Resolution Performance”), Resolution Specialty Materials, Inc. (“Resolution Specialty”), and Borden Chemical, Inc. (“Borden Chemical”), including Bakelite Aktiengesellschaft (“Bakelite”). We refer to this combination as the “Hexion Formation.”

Resolution Performance, a worldwide manufacturer and developer of epoxy resins and a leading global manufacturer of versatic acids and derivatives, was acquired by an affiliate of Apollo on November 14, 2000 from Shell Chemical L.P.

Resolution Specialty, a producer of coating resins, inks, composite polymers, textile chemicals and acrylic monomers, was acquired by an affiliate of Apollo from Eastman Chemical Company (“Eastman”) on August 2, 2004 (the “Resolution Specialty Transaction”).

Borden Chemical, a worldwide manufacturer of forest products and industrial resins, formaldehyde, oil field products and other specialty chemicals, was acquired by an affiliate of Apollo on August 12, 2004 (the “Borden Transaction”). On April 29, 2005, prior to the Hexion Formation, Borden Chemical acquired Bakelite, a leading European producer of phenolic and epoxy composite resins and molding compounds (the “Bakelite Transaction”).

We have consolidated the management teams and centralized corporate functions of these four predecessor companies under the leadership of the current Hexion management team. We have implemented plans that we believe will provide us with additional growth opportunities through global product line management, as well as opportunities to further improve operational efficiencies, reduce fixed costs, optimize manufacturing assets and improve capital spending efficiency.

Acquisitions and Divestitures.

Following are our significant acquisitions and divestitures that we have made since the Hexion Formation.

On January 31, 2006, we acquired the decorative coatings and adhesives business unit of The Rhodia Group (the “Coatings Acquisition”). This business generated 2005 sales of approximately $200, and includes eight manufacturing facilities in Europe, Australia, Thailand and Brazil. This acquisition is in our Coatings and Inks segment.

On March 31, 2006, we sold Alba Adesivos, our branded consumer adhesives company based in Boituva, Brazil (the “Brazilian Consumer Divestiture”). This business generated 2005 sales of $38 and was included in our Formaldehyde and Forest Product Resins segment.

On June 1, 2006, we acquired the global ink and adhesive resins business of Akzo Nobel (the “Inks Acquisition”). This business manufactures resins that are used to manufacture inks for commercial printing and packaging, digital inks for laser and photocopying printing, and pressure sensitive adhesives that are used in tape and labeling applications. This business generated 2005 sales of approximately $215, and includes ten manufacturing facilities in Europe, North America, Argentina, Asia and New Zealand. This acquisition is in our Coatings and Inks segment.

On August 1, 2006, we sold our Italian-based engineering thermoplastics business, Taro Plast, S.p.A. (“Taro Plast”) which was acquired in the Bakelite Transaction (the “Thermoplastics Divestiture”). This business generated 2005 sales of $28 and is presented as a discontinued operation in our consolidated financial statements and was included in our Epoxy and Phenolic Resins segment.

On February 1, 2007, we acquired the adhesives and resins business of Orica Limited (the “Orica Acquisition”). This business manufactures formaldehyde and formaldehyde-based binding resins used primarily in the forest products industry. This business generated 2006 sales of approximately $85, and includes three manufacturing facilities in Australia and New Zealand. This acquisition will be included in our Formaldehyde and Forest Products segment.

Where You Can Find More Information

The public may read and copy any materials that we file with the Securities and Exchange Commission (“SEC”) at the SEC’s Public Reference Room at 100 F Street, NW, Washington, DC 20549. The public may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports are available free of charge to the public through our internet website at www.hexion.com under “Investor Relations - SEC Filings” or on the SEC’s website at www.sec.gov.

ITEM 1A - RISK FACTORS

Following are our principal risks. These factors may or may not occur, and we cannot express a view on the likelihood that any of these may occur. Other factors may exist that we do not consider to be significant based on information that is currently available or that we are not currently able to anticipate. Any of the following risks could materially adversely affect our business, financial condition or results of operations and prospects.

Resolution Performance, Resolution Specialty, Borden Chemical and Bakelite have a limited history of working together as a single company. We have a history of losses and we may fail to achieve cost savings and synergies from the Hexion Formation.

Our limited operating history, and the challenge of integrating previously independent businesses, make evaluating our business and our future financial prospects difficult. Primarily as a result of transactions and integration activities, we had a net loss available to common shareholders of $142, $117 and $105 for the years ended December 31, 2006, 2005 and 2004, respectively. Our potential for future business success and operating profitability must be considered in light of the risks, uncertainties, expense and difficulties typically encountered by recently organized or combined entities. In addition, we may not successfully achieve the cost savings and synergies that we anticipate from integrating the legacy operations of Resolution Performance, Resolution Specialty, Borden Chemical and Bakelite. A significant element of our business strategy is to improve our operating efficiencies and reduce our operating costs. We are currently targeting $175 in initial synergies from the Hexion Formation. During the year ended December 31, 2006 we achieved synergies of $50 and cumulative synergy cost savings from the Hexion Formation through December 31, 2006 of $70. A variety of factors could cause us not to achieve our $175 in expected cost savings by the end of 2007, or at all. In this case, our results of operations and profitability would be negatively impacted. Additional risk factors associated with our integration include:

•	delays in implementing more advanced worldwide IT systems;

•	higher than expected or unanticipated costs to implement the plan and to operate the business;

•	inadequate resources to implement the plan and to operate the business;

•	our inability to optimize manufacturing processes among the companies;

•	our inability to obtain lower raw material prices;

•	our inability to utilize new geographic distribution channels; and

•	our inability to reduce corporate and administrative expenses.

We may not generate sufficient cash flows from operations to meet our debt service payments and our interest expense could increase if interest rates increase. In addition, our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.

We are a highly leveraged company. As of December 31, 2006, we have $3,392 of outstanding indebtedness. In 2007, based on the amount of indebtedness outstanding at December 31, 2006, our cash debt service is expected to be approximately $350 (including $66 of short term maturities) based on current interest rates, of which $107 represents debt service on fixed-rate obligations (including variable rate debt subject to interest rate swap agreements). We may not generate sufficient cash flow from operations to meet our debt service and other obligations. If we are unable to meet our expenses and debt service obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets or raise equity capital. We may not be able to refinance any of our indebtedness, sell assets or raise equity capital on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity. An inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms would have a material adverse impact on our business, financial condition and results of operations.

Our interest expense could increase if interest rates increase because 37% of our outstanding borrowings at December 31, 2006, including the impact of outstanding interest rate swap agreements, are at variable interest rates. While we have interest rate swaps in place to hedge a portion of the risk, an increase of 1% in the interest rate payable on our variable rate indebtedness would increase our 2007 estimated debt service requirements by approximately $13.

Our substantial level of indebtedness could have other consequences on our financial position and results of operations, including:

•	it may limit our flexibility to plan for, or react to, changes in our operations or business;

•	we are more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable to downturns in our business or in the economy;

•	a substantial portion of our cash flow provided by operations will be used to repay our debt and will not be available for other purposes; and

•	it may restrict us from making strategic acquisitions, introducing new technologies or exploiting business opportunities.

The terms of our senior secured credit facilities and other debt may restrict our current and future operations, in particular our ability to respond to changes in our business or to take certain actions.

Our senior secured credit facilities and other debt contain a number of restrictive covenants that can impose significant operating and financial restrictions on our ability to, among other things:

•	incur or guarantee additional debt;

•	pay dividends and make other distributions to our shareholders;

•	create or incur certain liens;

•	make certain loans, acquisitions, capital expenditures or investments;

•	engage in sales of assets and subsidiary stock;

•	enter into sale/leaseback transactions;

•	enter into transactions with affiliates; and

•	transfer all or substantially all of our assets or enter into merger or consolidation transactions.

In addition, our senior secured credit facilities require us to not exceed a senior secured bank leverage ratio. As a result of these covenants and this ratio, we are limited in how we may conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. While we are currently in compliance with all of the terms of our outstanding indebtedness, including the financial covenants, a downturn in our business could cause us to fail to comply with the covenants in our senior secured credit facilities. A failure to comply with the covenants contained in our senior secured credit facilities or our other debt could result in default, which if not cured or waived, could have a material adverse affect on our business, financial condition and results of operations. In the event of any default under our senior secured credit facilities or our other debt, the lenders:

•	will not be required to lend any additional amounts to us;

•	could elect to declare all borrowings that are outstanding, together with accrued and unpaid interest and fees, to be due and payable; or

•	require us to apply all of our available cash to repay these borrowings.

If the debt under our senior secured credit facilities or our other debt were to be accelerated, our assets may not be sufficient to repay such debt in full. Although we believe our assumptions are reasonable and correct and are consistent with the definition of Adjusted EBITDA under our senior secured credit facilities, investors should not place undue reliance on Adjusted EBITDA as an indicator of current and future performance.

Demand for many of our products is cyclical and we may experience prolonged depressed market conditions for our products, which may decrease our sales and profitability.

Demand for our products depends, in part, on general economic conditions. A decline in economic conditions in the industries that our customers serve may have a material adverse effect on our business. Our products are used in industries, some of which are cyclical in nature, such as the new home construction, automotive, oil and gas, intermediate chemicals and electronics industries. We sell our products to manufacturers in those industries who incorporate them into their own products. Sales to the construction industry are driven by trends in commercial and residential construction, housing starts and trends in residential repair and remodeling. Consumer confidence, mortgage rates, credit standards and income levels play a significant role in driving demand in the residential construction, repair and remodeling sector. A drop in consumer confidence or an increase in mortgage rates, credit standards or unemployment could cause a slowdown in the construction industry, and in particular the residential construction, repair and remodeling industry. Our products our used in numerous applications in the automotive industry. As a result, the level of new automotive production both in North America and internationally impacts the demand for our resins, molding compounds and versatic acids. Sales of our phenolic encapsulated substrates is impacted by the level of international natural gas and oil drilling activity. Downturns in these industries could cause a material decrease in our sales and profitability.

We face competition from other chemical companies and substitute products, which could force us to lower our prices, which would adversely affect our profitability and financial condition.

The markets that we operate in are highly competitive, and this competition could harm our business, results of operations, cash flow and financial condition. Our competitors include major international producers as well as smaller regional competitors. We believe that the most significant competitive factor that impacts demand for our products is selling price, and we may be forced to lower our selling price based on our competitors’ pricing decisions, which would reduce our profitability. In addition, we face competition from a number of products that are potential substitutes for formaldehyde resins. Growth in substitute products for formaldehyde-based resins could adversely affect our market share, net sales and profit margins. Furthermore, the movement towards substitute products could be exacerbated as a result of The International Agency for Research on Cancer (“IARC”) 2004 reclassification of formaldehyde from a “probable human carcinogen” to “carcinogenic to humans” based on studies that have linked formaldehyde exposure to nasopharyngeal cancer, and a possible causal association between leukemia and occupational exposure to formaldehyde.

Additional trends include current and anticipated consolidation among our competitors and customers which may cause us to lose market share as well as put downward pressure on pricing. There is also a trend in the chemical industry toward relocating manufacturing facilities to lower-cost regions, such as Asia, which may permit some of our competitors to lower their costs and improve their competitive position.

Some of our competitors are larger, have greater financial resources and have less debt than we do. As a result, those competitors may be better able to withstand a change in conditions within our industry and in the economy as a whole. If we do not compete successfully, our business, operating margins, financial condition, cash flows and profitability could be adversely affected.

We rely significantly on raw materials to manufacture our products. An inadequate supply of raw materials or fluctuations in raw material costs could have an adverse impact on our business.

Raw material costs make up approximately 85% of our cost of sales. During the past three years, the prices of our raw materials have been volatile. Although many of our contracts include competitive price clauses that allow us to buy outside the contract if market pricing falls below contract pricing, and many other contracts have minimum-maximum monthly volume commitments that allow us to take advantage of spot pricing, we may not be able to purchase raw materials at market prices. In addition, some of our customer contracts include selling price provisions that are indexed to publicly available indices for these materials; however, we may not be able to pass on raw material price increases to our customers immediately, if at all. Due to differences in timing of the pricing trigger points between our sales and purchase contracts, there is often a “lead-lag” impact that can negatively impact our margins in the short term in periods of rising raw material prices and positively impact them in periods of falling raw material prices. Raw material prices may not decrease from their currently high levels or, if they do, we may not be able to capitalize on these reductions in a timely manner, if at all. Future raw material prices may be impacted by new laws or regulations, suppliers’ allocations to other purchasers, interruptions in production by suppliers, natural disasters and changes in exchange rates. For example, we were subject to increased raw material prices and fuel surcharges as a result of Hurricanes Katrina and Rita in 2005, which negatively impacted our results by $27 million. If the cost of raw materials increases significantly and we are unable to offset the increased costs with higher selling prices, our profitability will decline.

Our manufacturing operations require adequate supplies of raw materials on a timely basis. We rely on long-term agreements with key suppliers for most of our raw materials. The loss of a key source or a delay in shipments could have an adverse effect on our business. Raw material availability may be subject to curtailment or change due to, among other things, new laws or regulations, suppliers’ allocations to other purchasers, interruptions in production by suppliers and natural disasters. Should any of our suppliers fail to deliver raw materials to us or should any key long-term supply contracts be cancelled, we may be forced to purchase raw materials in the open market. As a result, we may not be able to purchase these materials or purchase them at prices that would allow us to remain competitive. For example, during the third quarter of 2006 we were placed on allocation for methanol, a raw material that is used in the production of formaldehyde and formaldehyde-derived products, due to two major methanol producers declaring force majeure. As a result of these raw material limitations, we allocated our available supply of formaldehyde and formaldehyde-derived products in North America among our customers during this force majeure period, which ended on October 2, 2006.

One supplier provides over 10% of certain raw material purchases that we make, and we could incur significant time and expense if we had to replace this supplier. In addition, several of our feedstocks at various facilities are transported through a pipeline from one supplier. If we were unable to receive these feedstocks through these pipeline arrangements, we may not be able to obtain them from other suppliers at competitive prices or in a timely manner.

Environmental obligations and liabilities could have a substantial negative impact on our financial condition, cash flows and profitability.

Our operations involve the use, handling, processing, storage, transportation and disposal of hazardous materials and are subject to extensive environmental laws and regulations at the national, state, local and international level. These environmental laws and regulations include some that govern the discharge of pollutants into the air and water, the management and disposal of hazardous materials and wastes, the cleanup of contaminated sites, and occupational health and safety. We have incurred, and will continue to incur, significant costs and capital expenditures to comply with these laws and regulations. In 2006, we incurred related capital expenditures of $18 to comply with environmental laws and regulations, and other environmental improvements. Violations of environmental laws or permits may result in restrictions being imposed on our operating activities or in our being subjected to substantial fines, penalties, criminal proceedings, third party property damage or personal injury claims or other costs. In addition, future developments or increasingly stringent regulations could require us to make additional unforeseen environmental expenditures.

Even if we fully comply with environmental laws, we are subject to liability associated with hazardous substances in soil, groundwater and elsewhere at a number of sites. These include sites that we formerly owned or operated, and sites where hazardous wastes and other substances from our current and former facilities and operations have been treated, stored or disposed of, as well as sites that we currently own or operate. Depending upon the circumstances, our liability may be joint and several, meaning that we may be held responsible for more than our proportionate share, or even all, of the liability involved. Environmental conditions at these sites can lead to claims against us for personal injury or wrongful death, property damages, and natural resource damage, as well as to claims and obligations for the investigation and cleanup of environmental conditions. The extent of any of these liabilities is difficult to predict.

We have been notified that we are or may be responsible for environmental remediation at a number of sites in the United States, Europe and South America. We are also performing a number of voluntary cleanups. The most significant site, making up approximately half of our remediation accrual, is a site formerly owned by us in Geismar, Louisiana. As the result of former, current or future operations, there may be additional environmental remediation or restoration liabilities or claims of personal injury by employees or members of the public due to exposure or alleged exposure to hazardous materials in connection with our operations, properties or products. Several sites, sold by us over 20 years ago, may have significant site closure or remediation costs. Actual costs at these sites, and our share, if any, are unknown to us at this time. In addition, we have been named in two tort actions relating to one of these sites. These environmental liabilities or obligations, or any that may arise or become known to us in the future, could have a material adverse effect on our financial condition, cash flows and profitability.

Because we manufacture and use materials that are known to be hazardous, we are subject to comprehensive product and manufacturing regulations, for which compliance can be costly and time consuming. In addition, our production facilities are subject to significant operating hazards which could cause personal injury and loss of life, severe damage to, or destruction of, property and equipment, and environmental contamination.

We produce hazardous chemicals that require care in handling and use that are subject to regulation by many U.S. and non-U.S. national, supra-national, state and local governmental authorities. In some circumstances, these authorities must approve our products and manufacturing processes and facilities before we may sell some of these chemicals. We are subject to ongoing reviews of our products and manufacturing processes. For example, formaldehyde is extensively regulated, and various public health agencies continue to evaluate it. In 2004, IARC reclassified formaldehyde as “carcinogenic to humans,” a higher classification than previous IARC evaluations. It is possible that this reclassification will lead to further governmental review of existing regulations and may result in additional costly requirements. In addition, Bisphenol A (“BPA”), which is used as an intermediate at our Deer Park, Texas and Pernis, the Netherlands manufacturing facilities, and is also sold directly to third parties, is currently under evaluation as an “endocrine disrupter.” Endocrine disrupters are chemicals that have been alleged to interact with the endocrine systems of humans and wildlife and disrupt their normal processes. As required by EU regulation 793/93/EC, BPA producers are conducting an extensive toxicology testing program of this chemical. In the event that BPA is further regulated, additional operating costs would be likely in order to meet more stringent regulation of this chemical.

To obtain regulatory approval of certain new products, we must, among other things, demonstrate to the relevant authority that the product is safe for its intended uses and that we are capable of manufacturing the product in compliance with current regulations. The process of seeking approvals can be costly, time consuming and subject to unanticipated and significant delays. Approvals may not be granted to us on a timely basis, or at all. Any delay in obtaining, or any failure to obtain or maintain, these approvals would adversely affect our ability to introduce new products and to generate revenue from those products. New laws and regulations may be introduced in the future that could result in additional compliance costs, seizures, confiscation, recall or monetary fines, any of which could prevent or inhibit the development, distribution or sale of our products. For example, we manufacture resin-coated sand. Because sand consists primarily of crystalline silica, potential silica exposure exists, which is a recognized health hazard. The Occupational Safety and Health Administration, or OSHA, will likely propose a comprehensive occupational health standard for crystalline silica in 2007 for lower permissible exposure limits, exposure monitoring, medical surveillance and worker training. We may incur substantial additional costs to comply with any new OSHA regulations. In addition, the European Commission has enacted a new regulatory system, known as Registration, Evaluation and Authorization of Chemicals, or REACH, which requires manufacturers, importers and consumers of certain chemicals to register these chemicals and evaluate their potential impacts on human health and the environment. Under REACH, significant market restrictions could be imposed on the current and future uses of chemical products that we use as raw materials or sell as finished products in the European Union. As the scope of this potential regulation is not yet known, we cannot predict future compliance costs, which could be significant. If we fail to comply with applicable laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls or seizures, which would have an adverse effect on our financial condition, cash flows and profitability.

Our production facilities are subject to hazards associated with the manufacture, handling, storage and transportation of chemical materials and products, including pipeline leaks and ruptures, explosions, fires, inclement weather and natural disasters, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions and environmental hazards, such as spills, discharges or releases of toxic or hazardous substances and gases, storage tank leaks and remediation complications. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment, and environmental contamination and other environmental damage, and could have a material adverse effect on our financial condition. We may incur losses beyond the limits or coverage of our insurance policies for liabilities that are associated with environmental cleanup that may arise from these hazards. In addition, various kinds of insurance for companies in the chemical industry, such as coverage for silica claims, have not been available on commercially acceptable terms, or, in some cases, have been unavailable altogether. In the future, we may not be able to obtain coverage at current levels, and our premiums may increase significantly on coverage that we maintain.

We are subject to claims from our customers and their employees, environmental action groups and neighbors living near our production facilities.

We produce hazardous chemicals that require appropriate procedures and care to be used in handling or using them to manufacture other products. As a result of the hazardous nature of some of the products we use and produce, we may face claims relating to incidents that involve our customers’ improper handling, storage and use of our products. We have historically faced a substantial number of lawsuits, including class action lawsuits, that claim liability for death, injury or property damage caused by products that we manufacture or that contain our components. These lawsuits, and any future lawsuits, could result in substantial damage awards against us, which in turn could encourage additional lawsuits. In addition, the activities of environmental action groups could result in litigation or damage to our reputation.

The classification of formaldehyde as “carcinogenic to humans” by IARC could become the basis of product liability litigation, particularly if there would be any definitive studies that demonstrate a causal association with leukemia. In addition, in large part as the result of the bankruptcies of many producers of asbestos containing products, plaintiffs’ attorneys have increased their focus on peripheral defendants, including us, asserting that even products that contained small amounts of asbestos caused injury. Plaintiffs’ attorneys are also focusing on alleged harm caused by other products we have made or used, including silica-containing resin coated sands and vinyl chloride monomer, or VCM. For example, we have been named in four lawsuits claiming injuries related to benzene exposure even though benzene was not an ingredient in our products. While we cannot predict the outcome of pending suits and claims, we believe that we have adequate reserves to address currently pending litigation and adequate insurance to cover currently pending and foreseeable future claims. An unfavorable outcome in these litigation matters may cause our profitability, business, financial condition and reputation to decline.

Currency translation risk and currency transaction risk may negatively affect our sales and earnings, and could result in exchange losses.

We conduct our business and incur costs in the local currency of most of the countries in which we operate. In 2006, our sales outside the United States represented approximately 55% of our total sales. Our results of operations are reported in the relevant local currency and then translated to U.S. dollars at the applicable currency exchange rate for our financial statements. Changes in exchange rates between those foreign currencies and the U.S. dollar will affect our sales and earnings and may result in exchange translation losses. In addition to currency translation risks, we have currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a different currency from the currency in which it receives revenues. We may engage in transactional exchange rate hedging activities to mitigate the impact of exchange rate fluctuations. However, the hedging transactions we enter into may not be effective or could result in foreign exchange hedging loss. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted. Given the volatility of exchange rates, we may not be able to effectively manage our currency transaction and/or translation risks, and any volatility in currency exchange rates may have an adverse effect on our financial condition, cash flows and profitability.

We operate our business in countries that historically have been and may continue to be susceptible to recessions or currency devaluation, including Brazil and Malaysia. In addition, as we expand our business in emerging markets, particularly in China and Russia, the uncertain regulatory environment in these countries could have a negative impact on our operations there.

We rely on patents and confidentiality agreements to protect our intellectual property. Our failure to protect these intellectual property rights could adversely affect our future performance and growth.

Protection of our proprietary processes, methods and compounds, and other technology is important to our business. Failure to protect our existing intellectual property rights may result in the loss of valuable technologies or having to pay other companies for infringing on their intellectual property rights. We rely on patent, trade secret, trademark and copyright law as well as judicial enforcement to protect these technologies. The majority of our patents relate to developing new products and processes for manufacturing, and they expire at various times between 2007 and 2027. Some of our technologies are not covered by any patent or patent application. In addition, our patents could be challenged, invalidated, circumvented or rendered unenforceable. Furthermore, pending patent applications may not result in an issued patent, or if patents are issued to us, these patents may not provide meaningful protection against competitors or against competitive technologies.

Our production processes and products are specialized. However, we could face patent infringement claims from our competitors or others alleging that our processes or products infringe on their proprietary technology. If we were subject to an infringement suit, we may be required to change our processes or products, or stop using certain technologies or producing the infringing product entirely. Even if we ultimately prevail in an infringement suit, the existence of the suit could cause our customers to seek other products that are not subject to infringement suits. Any infringement suit could result in significant legal costs and damages and impede our ability to produce key products, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, effective patent, trademark, copyright and trade secret protection may be unavailable or limited in some foreign countries. In some countries we do not apply for patent, trademark or copyright protection. We also rely on unpatented proprietary manufacturing expertise, continuing technological innovation and other trade secrets to develop and maintain our competitive position. While we generally enter into confidentiality agreements with our employees and third parties to protect our intellectual property, these confidentiality agreements are limited in duration and could be breached, and may not provide meaningful protection of our trade secrets or proprietary manufacturing expertise. Adequate remedies may not be available if there is an unauthorized use or disclosure of our trade secrets and manufacturing expertise. In addition, others may obtain knowledge about our trade secrets through independent development or by legal means. The failure of our patents or confidentiality agreements to protect our processes, apparatuses, technology, trade secrets and proprietary manufacturing expertise, methods and compounds could have an adverse effect on our business by jeopardizing critical intellectual property.

The Pension Benefit Guaranty Corporation has oversight for the funding of U.S. plans, and could require us to make significant contributions, or could terminate certain plans if we do not meet certain minimum funding requirements. Termination of these plans by the Pension Benefit Guaranty Corporation would increase our pension expense and could result in liens on material amounts of our assets.

On April 17, 2006, we notified the Pension Benefit Guaranty Corporation (“PBGC”) that a legacy Borden Chemical defined benefit pension plan (the “Borden Plan”) was underfunded by approximately $91 on a termination basis. IRS regulations require us to increase our contributions to the Borden Plan to reduce this underfunding. We contributed $24 to this plan during 2006. Based on current law, including the Pension Protection Act of 2006 (the “2006 PPA”) and plan provisions, we estimate that our total minimum funding required for the Borden Plan for the five years ended in 2011 will be approximately $43. However, our contributions during this period could exceed this projection, depending on the following factors:

•	the performance of the assets in the Borden Plan does not meet our expectations,

•	the PBGC requires additional contributions to the Borden Plan,

•	there are changes to IRS regulations or other applicable laws,

•	other actuarial assumptions, such as the discount rate, require modification.

The need to make these cash contributions may reduce the amount of cash that would be available to meet other obligations or the needs of our business. In addition, the PBGC could terminate the Borden Plan under a limited number of circumstances, including in the event the PBGC concludes that its risk may increase unreasonably if the Borden Plan continues. If the Borden Plan is terminated for any reason while it is underfunded, we could be required to make an immediate payment to the PBGC for all or a substantial portion of the underfunding as calculated by the PBGC using its own assumptions (which might result in a larger pension obligation than that based on the assumptions we have used to fund the Borden Plan). The PBGC could also assert a lien on a material amount of our assets.

We have a U.S. defined benefit plan that was converted to a cash balance plan prior to 2006. Under the 2006 PPA, cash balance plans are generally not considered to be discriminatory if certain requirements are met; however, plans converted prior to the effective date of the 2006 PPA, such as ours, are not grandfathered under the act. While there has not been any guidance issued regarding cash balance plans converted prior to the effective date of the 2006 PPA, it is possible that our cash balance plan may need to be modified for the period prior to 2006. Such a requirement may increase our obligations under the plan, but there is insufficient information at this time to assess the potential impact.

Our majority shareholder’s interests may conflict with or differ from our interests.

Apollo beneficially owns or controls over 90% of our common stock. In addition, representatives of Apollo have the ability to prevent any transaction that requires the approval of directors. As a result, Apollo has the ability to substantially influence all matters that require shareholder approval, including the election of our directors and the approval of significant corporate transactions such as mergers, tender offers and the sale of all or substantially all of our assets. The interests of Apollo and its affiliates could conflict with or differ from our interests. For example, the concentration of ownership held by Apollo could delay, defer or prevent a change of control of our company or impede a merger, takeover or other business combination which may otherwise be favorable for us. Apollo may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.

A major failure of our information systems could harm business.

We depend on integrated information systems to process orders, respond to customer inquiries, manage inventory, purchase, sell and ship goods on a timely basis, maintain cost-efficient operations, prepare financial information and reports, and operate our website. We may experience operating problems with our information systems as a result of system failures, viruses, computer “hackers” or other causes. Any significant disruption or slowdown of our systems could cause orders to be lost or delayed and could damage our reputation with our customers or cause our customers to cancel orders, which could adversely affect our results of operations.

Our internal control over financial reporting may not be effective and our independent auditors may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

We will be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC thereunder (which we refer to as Section 404) as of December 31, 2007. Section 404 requires us to report on the design and effectiveness of our internal control over financial reporting. Our independent auditors will not be required to attest to our internal controls effectiveness until December 31, 2008. The ongoing integration activities, which include information system implementations, process changes and changes in roles and responsibilities, increase the risk of non-compliance. In the course of our ongoing Section 404 evaluation, we have identified areas of internal controls that need improvement. However, as the evaluation process is ongoing, we may identify additional areas that need improvement. We cannot be certain about the timing of completion of our evaluation, documentation, testing and any remediation actions or the impact of these actions on our operations. If our remediation actions are insufficient the chief financial officer or chief executive officer may conclude that our controls are ineffective for purposes of Section 404. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statement or our financial statements could change. In addition, we may be required to incur costs to improve our internal control system and hire additional personnel. This could negatively impact our results of operations.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Our headquarters are in Columbus, Ohio and we have European executive offices in Hoogvliet, The Netherlands. Our major manufacturing facilities are primarily located in North America and Europe. As of December 31, 2006, we operated 39 domestic production and manufacturing facilities in 19 states and 65 foreign production and manufacturing facilities primarily in Australia, Brazil, Canada, the Czech Republic, China, France, Germany, Italy, Korea, Malaysia, the Netherlands, New Zealand, Spain and the United Kingdom.

The majority of our facilities are used for the production of thermosetting resins, and most of them manufacture more than one type of thermosetting resin, the nature of which varies by site. These facilities typically use batch technology, and range in size from small sites, with a limited number of reactors, to larger sites, with dozens of reactors. One exception to this is our plant in Deer Park, Texas, the only continuous-process epoxy resins plant in the world, which provides us with a cost advantage over conventional technology.

In addition, we have the ability to internally produce key intermediate materials such as formaldehyde, BPA, ECH, versatic acid, acrylic acid and gum rosin. This backward integration provides us with a cost advantage relative to our competitors and facilitates our adequacy of supply. These facilities are usually co-located with the thermosetting resin facilities they serve. As these intermediate materials facilities are often much larger than a typical resins plant, we can capture the benefits of manufacturing efficiency and scale by selling material to third parties that we do not use internally.

We believe our production and manufacturing facilities are well maintained and effectively utilized and are adequate to operate our business. Following are our more significant production and manufacturing facilities and executive offices:

Location	Nature of Ownership	Reporting Segment
Deer Park, TX	Owned	Epoxy and Phenolic Resins

Duisburg-Meiderich, Germany	Owned/Leased	Epoxy and Phenolic Resins

Hoogvliet, The Netherlands†	Leased	Epoxy and Phenolic Resins

Iserlohn-Letmathe, Germany	Owned/Leased	Epoxy and Phenolic Resins

Lakeland, FL	Owned	Epoxy and Phenolic Resins

Louisville, KY	Owned	Epoxy and Phenolic Resins

Norco, LA*	Owned	Epoxy and Phenolic Resins

Pernis, the Netherlands*	Owned	Epoxy and Phenolic Resions

Geismar, LA	Owned	Formaldehyde and Forest Products

Gonzales, LA	Owned	Formaldehyde and Forest Products

Kitee, Finland	Owned	Formaldehyde and Forest Products

St. Romuald, QC, Canada	Owned	Formaldehyde and Forest Products

Edmonton, AB, Canada	Owned	Formaldehyde and Forest Products

Kallo, Belgium**	Owned	Coatings and Inks

Ribecourt, France	Owned	Coatings and Inks

Sokolov, Czech Republic	Owned	Coatings and Inks

Brady, TX	Owned	Performance Products

Columbus, OH†	Leased	Corporate and Other

*	We own all of the assets at this location. The land is leased.
**	The assets at this location are owned, except the land and building, which are occupied pursuant to a lease.
†	Executive offices.

ITEM 3 - LEGAL PROCEEDINGS

Legal Proceedings

We are involved in various product liability, commercial litigation, personal injury, property damage and other legal proceedings in the ordinary course of our business. The following claims represent material proceedings that are not in the ordinary course of business.

The Sokolov, Czech Republic facility has soil and groundwater contamination which pre-dates privatization and acquisition of the facility by Eastman in 2000. The investigation phase of the site remediation project has been completed, and building demolition and removal of waste is underway. The National Property Fund has provided us a written commitment to reimburse all site investigation and remediation costs up to approximately $73 million. The current estimate for site remediation is significantly less than the maximum amount the National Property Fund has committed to the project.

On August 8, 2005, Governo Do Parana and the Environmental Institution of Paraná IAP, an environmental agency of the Brazilian government, provided Hexion Quimica Industria, our Brazilian subsidiary, with notice of a potential fine of up to $6 million in connection with alleged environmental damages to the Port of Paranagua caused in November 2004 by an oil spill by a shipping vessel carrying methanol purchased by Hexion. The investigation is ongoing and no final determination has been made with respect to damages or the liability of our Brazilian subsidiary. We are disputing this claim.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter, no matters were submitted to a vote of security holders.

PART II

(dollars in millions, except per share data)

ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for our common stock. As of March 1, 2007, 82,556,847 common shares were held by our parent, Hexion LLC.

Other than the extraordinary dividends that we previously declared, we do not currently intend to pay any cash dividends on our common stock, and instead intend to retain earnings, if any, to fund future operations and to reduce our debt. Our senior secured credit facilities and the indentures that govern our notes impose restrictions on our ability to pay dividends. Therefore, our ability to pay dividends on our common stock will depend on, among other things, our level of indebtedness at the time of the proposed dividend and whether we are in default under any of our debt instruments. Our future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors that our board of directors consider relevant. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, business opportunities, provision of applicable law and other factors that our board of directors may consider relevant. For a discussion of our cash resources and needs, see Item 7 of Part II of this Annual Report on Form 10-K.

We have no compensation plans that authorize issuing our common stock to employees or non-employees. In addition, there have been no sales or repurchases of our equity securities during the past fiscal year. However, we have issued equity awards that are denominated in the common units of our parent, Hexion LLC. As the awards were granted in exchange for service to us these awards are included in our consolidated financial statements. For a discussion of these equity plans see footnote 14 in Item 8 and Item 11 of Part II and Part III, respectively, of this Annual Report on Form 10-K.

In 2006, we declared a dividend to our parent of $500 in connection with a debt refinancing. Approximately $480, funded from the proceeds of newly issued debt, was paid in 2006. We expect to pay the remaining on stock options, as they vest, through 2012. We declared and paid $5 in additional dividends to our parent during 2006.

In conjunction with our formation, we declared a dividend to our parent of $550, of which $523 was paid during 2005. The remaining $27 is expected to be paid on stock options, as they vest, through 2012. This dividend was funded through proceeds that we received from issuing preferred stock and from amounts that we borrowed under our credit facility.

ITEM 6 - SELECTED FINANCIAL DATA

	Year ended December 31,
	2006(1)	2005(2)	2004(3)	2003	2002
	(dollars in millions, except per share data)
Statements of Operations:
Net sales	$5,205	$4,442	$2,019	$782	$740
Cost of sales	4,485	3,781	1,785	714	601

Gross profit	720	661	234	68	139

Selling, general & administrative expense	384	391	163	81	82
Transaction costs	20	44	56	—	—
Integration costs	57	13	—	—	—
Other operating (income) expense(4)	(27)	5	6	10	16

Operating income (loss)	286	208	9	(23)	41

Interest expense, net	242	203	117	77	65
Loss on extinguishment of debt	121	17	—	—	—
Other non-operating expense	3	16	5	—	—

Loss from continuing operations before income tax, earnings from unconsolidated entities and minority interest	(80)	(28)	(113)	(100)	(24)
Income tax expense (benefit)	14	48	—	(37)	(10)

Loss from continuing operations before earnings from unconsolidated entities and minority interest	(94)	(76)	(113)	(63)	(14)
Earnings from unconsolidated entities, net of taxes	3	2	—	—	—
Minority interest in net (income) loss of consolidated subsidiaries	(4)	(3)	8	13	3

Loss from continuing operations	(95)	(77)	(105)	(50)	(11)
Loss from discontinued operations(5)	(14)	(10)	—	—	—

Net loss	(109)	(87)	(105)	(50)	(11)
Redemption and accretion of redeemable preferred stock	33	30	—	—	—

Net loss available to common shareholders	$(142)	$(117)	$(105)	$(50)	$(11)

Basic and Diluted Per Share Data:
Loss from continuing operations	$(1.55)	$(1.30)	$(1.27)	$(0.61)	$(0.13)
Loss from discontinued operations(5)	(0.17)	(0.11)	—	—	—

Net loss available to common shareholders	$(1.72)	$(1.41)	$(1.27)	$(0.61)	$(0.13)

Dividends declared per common share	$6.12	$6.66	$—	$—	$—

Cash Flow Data:
Cash flows from (used in) operating activities	$21	$171	$(32)	$(43)	$64
Cash flows from (used in) investing activities	(277)	(354)	(20)	7	(45)
Cash flows from (used in) financing activities	128	219	148	80	(21)

Balance Sheet Data (at end of period):
Cash and equivalents	$64	$183	$152	$49	$5
Working capital(6)	367	467	433	177	99
Total assets	3,508	3,209	2,696	1,191	1,179
Total long-term debt	3,326	2,303	1,834	675	567
Total net debt(7)	3,328	2,158	1,698	634	572
Total liabilities and minority interest	4,922	3,769	3,005	1,039	949
Redeemable preferred stock	—	364	—	—	—
Total shareholder’s (deficit) equity	(1,414)	(924)	(309)	152	230

(1)	Includes data for the Coatings Acquisition and the Inks Acquisition since January 31, 2006 and June 1, 2006, their respective dates of acquisition.
(2)	Includes data for Bakelite from its date of acquisition, April 29, 2005.
(3)	Includes data for Resolution Specialty from August 2, 2004 and for Borden Chemical from August 12, 2004, their respective dates of acquisition by Apollo.
(4)	Other operating (income) expense for the year ended December 31, 2006 includes net gains of $39 recognized primarily on the Brazilian Consumer Divestiture.
(5)

Loss from discontinued operations for the year ended December 31, 2006 reflects the Thermoplastics Divestiture. Loss from discontinued operations for the year ended December 31, 2005 reflects litigation settlements related to previously divested businesses.

(6)	Working capital is defined as current assets less current liabilities.
(7)	Net debt is defined as long-term debt plus short-term debt less cash and equivalents.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of the following discussion is to provide relevant information to investors who use our financial statements so they can assess our financial condition and results of operations by evaluating the amounts and certainty of cash flows from our operations and from outside sources. The three principal objectives of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are: to provide a narrative explanation of financial statements that enables investors to see our Company through the eyes of management; to enhance overall financial disclosure and provide the context within which financial information should be analyzed; and to provide information about the quality and potential variability of earnings and cash flows so that investors can judge the likelihood that past performance is indicative of future performance.

MD&A is presented in six sections: Forward-Looking and Cautionary Statements, Business Overview and Outlook, Results of Operations, Liquidity and Capital Resources, Critical Accounting Policies and Estimates, and Recently Issued Accounting Standards. MD&A should be read in conjunction with our financial statements and the accompanying notes that are contained in Item 8 of Part II of this Annual Report on Form 10-K.

Forward-Looking and Cautionary Statements

Certain statements in this Annual Report on Form 10-K including, without limitation, statements made under the caption “Business Overview and Outlook,” are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, the management of Hexion Specialty Chemicals, Inc. (which may be referred to as “Hexion,” “we,” “us,” “our” or the “Company”) may from time to time make oral forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “will” or “intend” and similar expressions. The forward-looking statements contained herein reflect our current views about future events and are based on currently available financial, economic and competitive data and on our current business plans. Actual results could vary materially depending on risks and uncertainties that may affect our operations, markets, services, prices and other factors that are discussed in Item 1A of Part I of this Annual Report on Form 10-K. Important factors that could cause actual results to differ materially from those contained in the forward-looking statements include, but are not limited to: economic factors such as an interruption in the supply of or increased pricing of raw materials due to natural disasters, competitive factors such as pricing actions by our competitors that could affect our operating margins, and regulatory factors such as changes in governmental regulations involving our products that lead to environmental and legal matters as discussed herein in Item 3 of Part I of this Annual Report on Form 10-K.

Business Overview and Outlook

We are the world’s largest producer of thermosetting resins, or thermosets. Thermosets are a critical ingredient in virtually all paints, coatings, glues and other adhesives produced for consumer or industrial uses. We provide a broad array of thermosets and associated technologies and have leading market positions in all of the key markets that we serve. The total global thermoset resins market is approximately $34 billion in annual sales, of which our primary markets represent approximately $19 billion in annual sales.

Our products are used in thousands of applications and are sold into diverse markets, such as forest products, architectural and industrial paints, packaging, consumer products and automotive coatings, as well as higher growth markets, such as composites, UV cured coatings and electrical laminates. Major industry sectors that we serve include industrial/marine, construction, consumer/durable goods, automotive, electronics, architectural, civil engineering, repair/remodeling, graphic arts, and oil and gas field support. Key drivers of our business include general economic and industrial growth, housing starts, auto build rates and active gas drilling rigs. As is true for many industries, our results are impacted by the effect on our customers of economic upturns or downturns, as well as the impact on our own costs to produce, sell and deliver our products. Our customers use most of our products in their production processes; therefore, factors that impact their industries could significantly affect our results.

As of December 31, 2006, we had 104 production sites around the world. Through our worldwide network of strategically located production facilities, we serve more than 11,000 customers in over 100 countries. Our global customers include leading companies in their respective industries, such as 3M, Ainsworth, Ashland Chemical, BASF, Bayer, DuPont, GE, Halliburton, Honeywell, Huntsman, Louisiana-Pacific, Owens Corning, PPG Industries, Sumitomo, Sun Chemicals, Valspar and Weyerhaeuser.

The chemical industry has been historically very competitive, and we expect this competitive environment to continue in the foreseeable future. We compete with companies of varying size, financial strength and availability of resources. Price, customer service and product performance are the primary factors that drive competition.

We believe that the Hexion Formation provides us with significant opportunities for growth through global product line management, as well as considerable opportunities to increase our operational efficiencies, reduce fixed costs, optimize manufacturing assets and improve capital spending efficiency. We are focused on increasing our revenues, cash flows and profitability. We believe we can achieve these goals through the following strategies:

•

Providing our customers with a broad range of resins products on a global basis as the world’s largest producer of thermosetting resins. We have the opportunity to become a global, comprehensive solutions provider to our customers rather than simply offering a particular product, selling in a single geography or competing on price.

•	Expanding our product offerings through internal innovation, joint research and development initiatives with our customers and research partnership formations.

•

Growing our business in the Asia-Pacific, Eastern Europe and Latin American markets, where the use of our products is increasing. We also expect to accelerate the penetration of our high-end, value-added products into new markets by combining sales and distribution infrastructures.

•	Continuing to improve our profitability by realizing cost savings opportunities as a result of the Hexion Formation.

Our business segments are based on the products that we offer and the markets that we serve. At December 31, 2006, we had four reportable segments: Epoxy and Phenolic Resins, Formaldehyde and Forest Products Resins, Coatings and Inks, and Performance Products. The major products of our reportable segments are as follows:

•	Epoxy and Phenolic Resins: epoxy resins and intermediates, molding compounds, versatic acids and derivatives, specialty phenolic resins and epoxy coating resins

•	Formaldehyde and Forest Products Resins: forest products resins and formaldehyde applications

•	Coatings and Inks: composite resins, polyester resins, acrylic resins, alkyd resins, and ink resins and additives

•	Performance Products: phenolic encapsulated substrates for oilfield and foundry applications

2006 Highlights

•

We made several strategic acquisitions during 2006 primarily in the Coatings and Inks segment. Specifically, the Coatings Acquisition and the Inks Acquisition, along with two smaller acquisitions, net of divestitures, contributed $331 in incremental sales.

•

We amended and restated our senior secured credit facilities and repaid, repurchased or redeemed certain debt. We used $397 of these proceeds to redeem our preferred stock and $480 of these proceeds to fund a common stock dividend to our shareholders.

•	We realized $50 of planned synergies in 2006 and are on pace to meet or exceed our planned $125 of synergies by the end of 2007. In addition, we identified an additional $50 of Phase II synergies.

•

Despite experiencing significant volatility in our raw material costs and finishing 2006 with phenol and methanol prices near record highs, we were able to pass along most of these increased costs in higher selling prices in many of our product lines.

•

Some of our key economic indicators, such as new housing and automotive builds, softened during 2006. However, due to our diversity of products we were able to maintain our overall volumes as a result of strong demand in our oilfield applications and our phenolic and epoxy specialty resins applications for the wind turbines, electronics and aeronautics end markets.

2007 Outlook

Our business is impacted by general economic and industrial growth, housing starts, automotive builds, oil and natural gas drilling activity and general industrial production. Our business has both geographic and end market diversity which reduces the impact of any one of these factors on our overall performance. We anticipate an increase in demand in 2007 in many of the markets that we serve in both industrialized and developing nations and we expect an upward trend in overall utilization rates for thermosetting resins. Specifically, we expect continued strength in North American oil and natural gas drilling activity, which would have a positive impact on our Performance Products segment’s volumes. In addition, we expect that epoxy demand will increase in 2007 due to market capacity constraints and strong sales in the electronics, wind turbines and aeronautics end markets. We expect these volume increases to be partially offset by lower volume expectations in several other key markets. We anticipate that continued softness in 2007 in North American automotive build rates will continue to place downward volume pressure on certain product lines that are included in our Epoxy and Phenolic Resins, Coatings and Inks and Performance Products segments. We also anticipate a continued trend in the first half of 2007 of lower housing starts in North America which would impact our 2007 volume primarily for our forest product resins, which is included in our Formaldehyde and Forest Product Resins segment, and our phenolic specialty resins, epoxy coating, polyester, alkyd and acrylic resin product lines, which are included in our Epoxy and Phenolic Resins and Coatings and Inks segments.

We expect that raw material cost volatility will likely continue through 2007 because of, among other things, volatility of key feedstock pricing. We anticipate that prices of our main raw materials will remain at or near their historical highs through much of 2007, but may begin to decline during the second half of 2007 or early 2008. In the second half of 2006, we were successful in raising prices across many of our product lines to recover higher raw material costs. We were able to mitigate raw material cost volatility by our monthly or quarterly pricing mechanisms and the value-added nature of many of our product lines. We will continue to focus on pricing in 2007 because we believe there are still opportunities in certain markets to pass through our raw material price increases.

We expect to generate higher free cash flow (which we define as cash flow from operating activities less anticipated capital expenditures) in 2007 due to improved sales volume and pricing, realizing planned synergies and lower one-time costs associated with the Hexion integration, and continued focus on reducing working capital. We plan to spend approximately $120 on capital expenditures in 2007. We will continue to focus on reducing debt and the resulting cash paid for interest in 2007 through increased free cash flow.

Matters Impacting Comparability of Results

Our audited Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries in which minority shareholders hold no substantive participating rights, after eliminating intercompany accounts and transactions. Our share of the net earnings of our 20% to 50% owned companies, where we have the ability to exercise significant influence, but do not control, over operating and financial policies, are included in income on an equity basis. Investments in companies with ownership of less than 20% are carried at cost.

Resolution Performance, Borden Chemical and Resolution Specialty were considered entities under the common control of Apollo as defined in EITF 02-5 Definition of Common Control in Relation to FASB Statement of Financial Accounting Standards No. 141, “Business Combinations.” As a result of combining these entities, our financial statements are presented retroactively on a consolidated basis in a manner similar to a pooling of interests, and include the results of operations of each business only from the date of acquisition by Apollo.

Our financial data for the year ended December 31, 2004 includes:

•	The results of operations of Resolution Performance for the full year ended December 31, 2004,

•	The results of operations of Resolution Specialty since the acquisition of Resolution Specialty by Apollo on August 2, 2004; and

•	The results of operations of Borden Chemical since the acquisition of Borden Chemical by Apollo on August 12, 2004.

Our financial data for the year ended December 31, 2005 includes:

•	The results of operations of the former Resolution Performance, Resolution Specialty and Borden Chemical for the full year ended December 31, 2005, and

•	The results of operations of Bakelite since the completion of the Bakelite Transaction on April 29, 2005.

Our financial data for the year ended December 31, 2006 includes:

•	The results of operations of the Coatings Acquisition and the Inks Acquisition since January 31, 2006 and June 1, 2006, the respective acquisition dates.

Raw material costs make up approximately 85% of our cost of goods sold. The three largest raw materials that we use in our production processes are phenol, methanol and urea, which represent approximately half of our total raw material costs. Fluctuations in energy costs, such as volatility in the price of crude oil and related petrochemical products, as well as the cost of natural gas have caused significant volatility in our raw material costs. Compared to the average prices in 2005, the average prices of phenol, methanol, and urea in North America increased (decreased) by approximately 28%, 23% and (13)%, respectively, in 2006. In 2005 the average prices of phenol, methanol and urea increased by approximately 15%, 16% and 26%, respectively compared to the average prices in 2004. The majority of our methanol and urea purchases are made in North America. We purchase similar amounts of phenol for our North American and European businesses. European price increases in 2006 for phenol approximated 6%. To help mitigate this volatility, we have purchase and sale contracts with many of our vendors and customers that contain periodic price adjustment mechanisms. Due to differences in the timing of pricing mechanism trigger points between our sales and purchase contracts, there is often a lead-lag impact during which margins are negatively impacted in the short term when raw material prices increase and are positively impacted when raw material prices fall. During the year ended December 31, 2006, there was a $29 negative lead-lag impact on operating income. In addition, passing through raw material price changes can result in significant variances in sales comparisons from year to year. In 2006 and 2005, we had a favorable impact on sales from passing through raw material price increases to our customers, as allowed by our customer contracts.

During the third quarter of fiscal 2006 we were placed on allocation for methanol, a raw material that is used in the production of formaldehyde and formaldehyde-derived products, because two major methanol producers declared force majeure. As a result of these raw material limitations, we allocated our available supply of formaldehyde and formaldehyde-derived products in North America among our customers during the force majeure period, which ended on October 2, 2006. This resulted in the loss of some sales volume in the fourth quarter in our Formaldehyde and Forest Product Resins segment.

Our 2005 results were impacted by Hurricanes Katrina and Rita. Approximately $27 of lost sales as well as some incremental expenses associated with these hurricanes negatively impacted our operating income in the second half of 2005. These incremental expenses included higher costs for key raw materials, plant downtime, supply chain and other logistical disruptions, and dislocated employees.

Results of Operations

CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in millions)
	2006	2005	2004
Net sales	$5,205	$4,442	$2,019
Cost of sales	4,485	3,781	1,785

Gross profit	720	661	234
Selling, general & administrative expense	384	391	163
Transaction costs	20	44	56
Integration costs	57	13	—
Other operating (income) loss, net	(27)	5	6

Operating income	286	208	9

Interest expense, net	242	203	117
Loss on extinguishment of debt	121	17	—
Other non-operating expense, net	3	16	5

Total non-operating expenses	366	236	122

Loss from continuing operations before income tax, earnings from unconsolidated entities and minority interest	(80)	(28)	(113)
Income tax expense	14	48	—

Loss from continuing operations before earnings from unconsolidated entities and minority interest	(94)	(76)	(113)
Earnings from unconsolidated entities, net of tax	3	2	—
Minority interest in net (income) loss of consolidated subsidiaries	(4)	(3)	8

Loss from continuing operations	(95)	(77)	(105)
Loss from discontinued operations	(14)	(10)	—

Net loss	$(109)	$(87)	$(105)

Sales

        In 2006, our net sales increased by $763, or 17% compared with 2005. Acquisitions, net of divestitures added $559 in incremental net sales and organic growth added $204. We were successful in driving volumes higher across several of our product lines, including epoxy resins and intermediates, phenolic specialty resins, oil field services and international forest product resins and formaldehyde, due to strong worldwide demand for these products. These volume increases were partially offset by lower volumes in our North American forest products resins, U.S. coating products and North American foundry products. These decreases were primarily driven by softer housing and automotive markets during the second half of 2006. We were also successful in passing through price increases to customers for many of our product lines in 2006, including our North American forest products resins, formaldehyde, foundry, oilfield, and coatings businesses, and our worldwide phenolic specialty resins businesses. In addition, a net favorable currency translation of $55 contributed to the sales increase as a result of the strengthening of the Canadian dollar, Brazilian real and euro against the U.S. dollar.

In 2005, our net sales increased by $2,423, or 120% compared with 2004. The Borden Transaction, the Resolution Specialty Transaction and the Bakelite Transaction accounted for $2,169 of this increase and organic growth added $254. Organic growth was primarily due to increased average selling prices, as the result of improved pricing, passing through higher raw material prices, and favorable product mix.

Gross Profit

In 2006, our gross profit increased by $59, or 9%, compared with 2005. The net impact of the acquisitions and divestiture added $66 of incremental gross profit, while gross profit in our legacy businesses declined by $7. Synergies that we realized from the Hexion Formation positively impacted gross profit, however, the continued rise in raw material costs that could not be fully passed along to our customers, more than offset the synergies.

In 2005, our gross profit increased by $427, or 182%, compared with 2004. The impact of acquisitions added $308 in incremental gross profit, while our legacy businesses generated a gross profit increase of $119. The impact of increased average selling prices and favorable product mix more than offset higher raw material prices and natural gas costs.

Operating Income

In 2006, our operating income increased $78 compared with 2005. This improvement was driven in part by the improvement in gross profit discussed above, which generated an additional $59 in operating income. In addition, Transaction costs fell by $24 in 2006. In 2006, these costs were primarily from suspending an initial public offering; while in 2005, these costs were primarily from the Hexion Formation. Also contributing to the increase in operating income was a gain of $39 from the Brazilian Consumer Divestiture. These increases were partially offset by higher Integration costs of $44. Integration costs primarily include redundancy and plant rationalization initiatives and incremental administrative costs from other integration programs, including the implementation of a single, company-wide, management information and accounting system. Selling, general and administrative expense decreased by $7 primarily as a result of synergies from the Hexion Formation.

In 2005, our operating income increased $199 compared with 2004. This improvement was primarily from the improvement in gross profit discussed above. Also contributing to this improvement was a $12 reduction in Transaction costs. Transaction costs in 2005 were from the Hexion Formation, while costs in 2004 were from the Borden Transaction and the Resolution Specialty Transaction. Offsetting lower Transaction costs was an increase in Integration costs of $13, as we moved from finalizing the formation of Hexion toward achieving full integration of the companies that were acquired in the Hexion Formation. Offsetting these improvements was an increase in Selling, general and administrative expense of $228. The Bakelite Transaction, the Borden Transaction and the Resolution Specialty Transaction accounted for $186 of this increase. We also recognized stock-based compensation expense of $12 in 2005 for the Hexion Formation.

Non-Operating Expenses

In 2006, our total non-operating expenses increased by $130 compared with 2005. Net interest expense increased by $39 from 2005 due to higher interest rates and higher average debt levels to fund acquisitions and the payment of dividends. In addition, we recognized a loss on extinguishment of debt of $121 as a result of the debt refinancing and recapitalizations in May and November 2006. Other non-operating expense, net, was $13 lower than 2005 due to the absence in 2006 of an unrealized foreign exchange loss and the absence of a realized loss from settling a contingent forward held by us relating to the Bakelite Transaction.

In 2005, our total non-operating expenses increased by $114 compared with 2004. Net interest expense increased by $86 from 2004 due to higher interest rates and higher average debt levels that resulted from the Borden Transaction, the Resolution Specialty Transaction, the Bakelite Transaction and refinancing our credit facilities. In 2005, we wrote-off deferred financing fees of $17. Included in other non-operating expense in 2005 was $9 of foreign exchange losses from settling a contingent forward contract that we held related to the Bakelite Transaction and an unrealized loss of $10 related to a U.S. dollar denominated $290 term loan on a Dutch subsidiary’s books.

Income Taxes

Although our loss from continuing operations before income tax, earnings from unconsolidated entities and minority interest was $80 in 2006, current year tax expense was $14. The federal income tax benefit on the Company’s domestic loss (computed at the federal statutory tax rate) as well as the reduction of the foreign deferred tax liabilities from enacted tax rate reductions in Canada, the Netherlands and Spain, was offset by an increase in the domestic valuation allowance and a provision for income taxes associated with the unrepatriated earnings of foreign subsidiaries.

In 2005, despite a loss from continuing operations before income tax earnings, from unconsolidated entities and minority interest of $28, we had $48 of income tax expense. The federal income tax benefit on our domestic loss (computed at the federal statutory tax rate) and the release of foreign valuation allowances were more than offset by (i) an increase in the domestic valuation allowance, (ii) foreign income tax on a foreign currency exchange gain on the settlement of an intercompany loan, (iii) increases in accruals related to state and foreign tax contingencies, and (iv) nondeductible expenses, primarily related to the Hexion Formation.

In 2004, income tax expense reflects a federal income tax benefit computed at the federal statutory rate, offset by a provision for taxes associated with the unrepatriated earnings of foreign subsidiaries. This provision was based on management’s decision that foreign earnings could no longer be considered permanently invested after the Borden Transaction. This additional provision allowed us to release previously provided valuation allowances against our deferred tax assets. The provision also reflects a write-off of net operating losses, offset by the benefit from a change in a foreign enacted tax rate.

Loss from Discontinued Operations

In 2006, we sold Taro Plast in the Thermoplastics Divestiture. Taro Plast was acquired as part of the Bakelite Transaction and was formerly reported in the Epoxy and Phenolic Resins segment. Accordingly, Taro Plast is reported as a discontinued operation for all periods presented. In 2006, Loss from discontinued operations also included an impairment charge of $13 for the amount by which the carrying value of the net assets of Taro Plast exceeded the estimated fair value of the business, less estimated costs to sell.

In 2005, we settled a claim against us for $15 that was for a lawsuit resulting from a previously divested business. We also received a $6 settlement from a class action suit from raw material purchases on a formerly divested business. As both of these events were from contingencies at previously divested businesses that were treated as discontinued operations, we included these amounts in Loss from discontinued operations. In 2005, we also recognized a loss of $1 on the discontinued operations of Taro Plast.

Results of Operations by Segment

Following is a summary of Net sales to unaffiliated customers and Segment EBITDA. Segment EBITDA is defined as Earnings Before Interest, Income Taxes, Depreciation and Amortization (“EBITDA”) that is adjusted to exclude certain non-cash and non-recurring expenses. Segment EBITDA is the primary performance measure used by our senior management and Board of Directors to evaluate operating results and to allocate capital resources among our segments. Segment EBITDA is also the profitability measure that is used in management and executive incentive compensation programs. Corporate and Other primarily represents certain corporate general and administrative expenses that are not allocated to the segments.

	Year Ended December 31,
	2006		2005		2004
	Amount	Change from Prior Year	Amount	Change from Prior Year	Amount
Net Sales to Unaffiliated Customers (1)(2):
Epoxy and Phenolic Resins	$2,152	14%	$1,881	72%	$1,096
Formaldehyde and Forest Products Resins	1,385	8%	1,281	180%	458
Coatings and Inks	1,254	42%	886	173%	325
Performance Products	414	5%	394	181%	140

Segment EBITDA (2):
Epoxy and Phenolic Resins	$271	11%	$244	162%	$93
Formaldehyde and Forest Products Resins	152	—	152	198%	51
Coatings and Inks	81	29%	63	142%	26
Performance Products	65	25%	52	225%	16
Corporate and Other	(45)	5%	(43)	330%	(10)

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.
(2)

Net sales and Segment EBITDA in 2006 include the Coatings Acquisition and the Inks Acquisition from January 31, 2006 and June 1, 2006, respectively, and exclude the results from the Brazilian Consumer Divestiture since March 31, 2006. Net sales and Segment EBITDA in 2005 include Bakelite results from the date of acquisition, April 29, 2005. Net sales and Segment EBITDA in 2004 include Resolution Specialty results from August 2, 2004 and Borden Chemical results from August 12, 2004, their respective dates of acquisition by Apollo.

2006 vs. 2005 Segment Results

The table below provides additional detail of the percentage change in sales by segment from 2005 to 2006.

	Volume	Price/Mix	Currency Translation	Acquisitions/ Divestitures	Total
Epoxy and Phenolic Resins	3%	(1)%	1%	11%	14%
Formaldehyde and Forest Product Resins	(1)%	6%	3%	—	8%
Coatings and Inks	(4)%	6%	1%	39%	42%
Performance Products	(1)%	6%	—	—	5%

Epoxy and Phenolic Resins

Epoxy and Phenolic Resins’ net sales increased in 2006 by $271, or 14%, compared with 2005. The Bakelite Transaction contributed $222 of incremental net sales in 2006. Prior to the Bakelite Transaction in 2005, Bakelite was a customer and accounted for sales of $14. Organic growth generated an increase in net sales of $63. This was a result of improved volumes due primarily to a new tolling agreement. In addition, volumes in the phenolic specialty resin and specialty epoxy businesses grew as a result of strong demand in the electronics and wind energy sectors, respectively. The positive impact of improved volume was partially offset by lower overall average selling prices that decreased sales by $22 from the prior year due to mix and competitive pricing pressures primarily in our versatic acids and derivatives business. We had a favorable currency translation impact of $15 as the euro strengthened against the U.S. dollar in the second half of the year.

Segment EBITDA of Epoxy and Phenolic Resins increased in 2006 by $27 compared with 2005. The Bakelite Transaction contributed $25 of incremental Segment EBITDA in 2006, while our legacy businesses had an increase in Segment EBITDA of $2. The positive impacts from improved volumes and lower costs, driven from synergy and cost reduction programs, were mostly offset by increased raw material costs, coupled with higher energy costs that in the short term could not be passed on to our customers.

Formaldehyde and Forest Products Resins

Formaldehyde and Forest Products Resins’ net sales increased in 2006 by $104, or 8%, compared with 2005. The net impact of acquisitions and divestitures contributed $6 of incremental net sales, while organic growth contributed $98 in net sales in 2006. Strong pricing contributed $74 to the sales increase, primarily in our North American forest products resins and North American formaldehyde products, from passing through a portion of higher phenol and methanol costs to our customers. Higher volumes in our international forest product resins and formaldehyde products, due to new customers and increased demand in Latin America, were more than offset by lower volumes in our North American resins business as the result of a softer housing market. We also had lower volumes in our North American formaldehyde business due to weakening demand that temporarily curtailed certain customers’ production in the first half of 2006. Favorable currency translation of approximately $35 also contributed to higher sales, as both the Canadian dollar and the Brazilian real strengthened versus the U.S. dollar.

Segment EBITDA of Formaldehyde and Forest Products Resins in 2006 was consistent with 2005 as the positive impact of the increased net sales was offset by increased raw material costs and costs related to a supplier force majeure.

Coatings and Inks

Coatings and Inks’ net sales increased by $368, or 42%, in 2006 compared with 2005. The Coatings Acquisition and the Inks Acquisition accounted for $345 of incremental sales in 2006 and organic growth generated additional net sales of $23. Stronger pricing contributed approximately $57 to the sales increase and was seen across all of our products lines, except acrylic resins, where excess industry capacity, due to new competitors in Asia, resulted in lower prices. This was partially offset by a decrease of $39 primarily from lower volume in our coatings products and international inks product lines. Overall, coatings product volumes in the U.S. were negatively impacted by the softening housing market and international inks volume was impacted by lower demand late in 2006. Favorable currency translation of $5 also contributed to the increased sales as the euro strengthened against the U.S. dollar in the second half of 2006.

Segment EBITDA of Coatings and Inks increased by $18 in 2006 compared with 2005. The Coatings Acquisition and the Inks Acquisition contributed $20 of incremental Segment EBITDA in 2006. Our legacy businesses experienced a slight decrease in Segment EBITDA of $2 due to lower volumes in coating products and international inks, and increased raw material costs.

Performance Products

Performance Products’ net sales increased by $20, or 5%, in 2006 compared with 2005. Increased pricing contributed $22 in additional sales, primarily in our North American oil field and foundry product lines from passing through phenol price increases to customers. Increased pricing was offset by a slight decline in volumes driven by a customer outage in Australia and the North American auto slowdown. Volumes in our North American foundry business were down due to weakening demand in the automotive sector. The volume decrease in foundry products was offset by volume improvements in our oil field products as a result of increases in North American natural gas and drilling activities, as well as increased production capacity as a result of our new Canadian production facility.

Segment EBITDA of Performance Products increased by $13 in 2006 compared with 2005. The increase was primarily the result of strong volume development in our oil field products and our continued focus on controlling operating costs.

Corporate and Other

Corporate and Other expense increased by $2 in 2006 compared to 2005. As a result of the Hexion Formation in 2005, we began to consolidate certain corporate functions of the legacy companies, and some corporate general and administrative expenses that were previously included within those businesses are now included in Corporate and Other. Synergies captured from the Hexion Formation helped to offset inflationary increases.

2005 vs. 2004 Segment Results

The table below provides additional detail of the percentage change in sales by segment from 2005 and 2004.

	Volume	Price/Mix	Currency Translation	Acquisitions/ Divestitures	Total
Epoxy and Phenolic Resins	—	17%	—	55%	72%
Formaldehyde and Forest Product Resins	(4)%	5%	4%	175%	180%
Coatings and Inks	—	13%	(1)%	161%	173%
Performance Products	6%	5%	—	170%	181%

Epoxy and Phenolic Resins

Epoxy and Phenolic Resins’ net sales increased by $785, or 72%, in 2005 compared with 2004. The Bakelite Transaction and the Borden Transaction accounted for $602 of the sales increase. Organic growth increased net sales by $183 primarily as the result of increased average selling prices and favorable product mix. Overall average selling prices increased from the prior year primarily from pricing improvement initiatives. Overall volumes decreased slightly from the prior year from an emphasis on pricing improvement versus volume growth.

Segment EBITDA of Epoxy and Phenolic Resins increased by $151 in 2005 compared with 2004. The Bakelite Transaction and the Borden Transaction accounted for $61 of incremental Segment EBITDA in 2005, while our legacy businesses accounted for $90 of the increase as a result of increased average selling prices and favorable product mix, as discussed above. Hurricanes Katrina and Rita negatively impacted results by approximately $13 due to incremental costs from shutting down and restarting plants, and from higher utility and raw material costs.

Formaldehyde and Forest Products Resins

Formaldehyde and Forest Products Resins’ net sales increased by $823, or 180%, in 2005 compared with 2004. The Borden Transaction and the Bakelite Transaction contributed $802 of incremental net sales and organic growth provided an additional $21 of net sales. This was the result of strong pricing for our resins and formaldehyde products due to passing through raw material price increases. Favorable currency translation of approximately $16, as both the Canadian dollar and the Brazilian real strengthened versus the U.S. dollar, also contributed to the net sales increase. Partially offsetting these favorable items was a decrease in volumes primarily in our formaldehyde products caused by hurricane-related customer outages.

Segment EBITDA of Formaldehyde and Forest Products Resins increased by $101 in 2005 compared with 2004. The Borden Transaction and the Bakelite Transaction contributed $97 of incremental Segment EBITDA in 2005, while we generated increased Segment EBITDA of $4 from strong pricing for our resins and formaldehyde products due to passing through raw material price increases. In 2004, we experienced an unfavorable lead-lag impact on earnings as raw material prices increased, and we were not able to pass these price increases through to our customers at the same time. Hurricanes Katrina and Rita negatively impacted Segment EBITDA by approximately $10 in 2005 due to lost sales and incremental costs from shutting down and restarting plants, and from higher utility and raw material costs.

Coatings and Inks

Coatings and Inks’ net sales increased by $561, or 173%, in 2005 compared with 2004. The Resolution Specialty Transaction contributed $526 of incremental sales in 2005. Organic growth generated additional net sales of $35, the result of strong pricing across all of our product lines, as well as improved product mix.

Segment EBITDA of Coatings and Inks increased by $37 in 2005 compared with 2004. The Resolution Specialty Transaction contributed $42 of incremental Segment EBITDA in 2005, offset by a decline in Segment EBITDA of $5. Hurricanes Katrina and Rita negatively impacted 2005 Segment EBITDA by approximately $3 from higher utility and raw material costs.

Performance Products

Performance Products’ net sales increased by $254, or 181%, in 2005 compared with 2004. The Borden Transaction contributed $239 of incremental sales in 2005, and organic growth provided additional net sales of $15. This increase was the result of increased volumes in our foundry products, improved pricing in Asia Pacific and favorable product mix in our oil field products. Improved foundry volumes were driven by higher non-automotive demand. Increased pricing in Asia Pacific was due to passing through raw material price increases.

Segment EBITDA of Performance Products increased by $36 in 2005 compared with 2004. The Borden Transaction contributed $28 of incremental Segment EBITDA in 2005. In addition, our Segment EBITDA increased by $8 due to the factors discussed above as well as lower processing costs in Asia Pacific. Hurricanes Katrina and Rita negatively impacted Segment EBITDA by approximately $1.

Corporate and Other

Corporate and Other expense increased by $33 in 2005 compared with 2004 as a result of the Borden Transaction and the Hexion Formation. Prior to the Hexion Formation, Resolution Performance and Resolution Specialty included their corporate and other expenses in their prior reportable segments’ earnings. When the Hexion Formation took place, we began to consolidate the corporate functions of the four former legacy businesses, resulting in certain corporate general and administrative expenses no longer being allocated to operating segments.

Reconciliation of Segment EBITDA to Net Loss

	Year Ended December 31,
	2006	2005	2004
Segment EBITDA:
Epoxy and Phenolic Resins	$271	$244	$93
Formaldehyde and Forest Products Resins	152	152	51
Coatings and Inks	81	63	26
Performance Products	65	52	16
Corporate and Other	(45)	(43)	(10)

Reconciliation:
Items not included in Segment EBITDA
Transaction costs	(20)	(44)	(56)
Integration costs	(57)	(13)	—
Non-cash charges	(22)	(30)	(2)
Unusual items:
Gain on divestiture of business	39	—	—
Purchase accounting effects/inventory step-up	(3)	(16)	(10)
Discontinued operations	(14)	(10)	—
Business realignments	2	(9)	(3)
Other	(10)	(18)	(7)

Total unusual items	14	(53)	(20)

Total adjustments	(85)	(140)	(78)
Interest expense, net	(242)	(203)	(117)
Loss on extinguishment of debt	(121)	(17)	—
Income tax expense	(14)	(48)	—
Depreciation and amortization	(171)	(147)	(86)

Net loss	$(109)	$(87)	$(105)

Items not included in Segment EBITDA

In 2006, Transaction costs primarily represented the write-off of deferred accounting, legal and printing costs as the result of the Company’s suspension of its IPO, as well as costs from terminating acquisition activities. In 2005, Transaction costs primarily represented accounting, consulting, legal and contract termination fees from the Hexion Formation and expenses associated with terminated acquisition activities. In 2004, Transaction costs primarily represented costs related to the Borden Transaction and the Resolution Specialty Transaction.

In 2006, Integration costs represented redundancy and plant rationalization costs and incremental administrative costs for integration programs resulting from the Hexion Formation, the Coatings Acquisition and the Inks Acquisition. In 2005, Integration costs were of a similar nature, primarily from the Hexion Formation. Included in both years are costs related to the implementation of a single, company-wide, management information and accounting system.

In 2006, Non-cash charges were primarily from stock-based compensation expense, impairments of property, plant and equipment and unrealized derivative and foreign exchange losses. In 2005, Non-cash charges were primarily from stock-based compensation costs and unrealized foreign currency exchange losses on debt instruments that were denominated in currencies other than the functional currency of the holder. In 2004, Non-cash charges were primarily from goodwill impairments.

Not included in Segment EBITDA are certain income or expenses that are deemed by management to be unusual or non-recurring in nature. For 2006, these items primarily consisted of a gain recognized on the Brazilian Consumer Divestiture, a charge related to the discontinued operations of Taro Plast, business realignments, and the impact of the announced exit from the European solvent coating resins business (the “Alkyds Divestiture”). For 2005, these items primarily consisted of purchase accounting/inventory step-up adjustments that were related to the Bakelite Transaction, a realized foreign currency loss on an exchange rate hedge related to the Bakelite Transaction, certain non-recurring litigation expenses related to discontinued operations and business realignments. For 2004, these items primarily consisted of purchase accounting/inventory step-up adjustments related to the Resolution Specialty Transaction, business realignments, incremental expenses from a mechanical failure at a Brazilian formaldehyde plant, and integration costs related to the Resolution Specialty Transaction.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary source of liquidity is cash flow generated from operations. We also have availability under our senior secured credit facilities, subject to certain conditions. Our primary liquidity requirements are working capital requirements, debt service, one-time synergy program-related obligations, contractual obligations and capital expenditures. We expect to have adequate liquidity to fund working capital requirements, contractual obligations and capital expenditures over the remainder of the term of our credit facilities from cash received from operations and amounts available under credit facilities.

Following are highlights from our Consolidated Statements of Cash Flows for the years ended December 31:

	2006	2005	2004
Operating activities	$21	$171	$(32)
Investing activities	(277)	(354)	(20)
Financing activities	128	219	148
Effect of exchange rates on cash flow	9	(5)	7

Net change in cash and equivalents	$(119)	$31	$103

Operating Activities

In 2006, operations provided $21 of cash. The net loss of $109 included non-cash charges for depreciation and amortization of $180 (including amortization of deferred financing costs), a gain on sale of businesses, net of taxes, primarily related to the Brazilian Consumer Divestiture of $33, the write off of deferred financing costs that resulted from refinancing certain debt facilities in May and November of $27, and the write off of deferred costs as a result of the suspension of our IPO of $15. Increased sales levels at the end of the year, higher raw material costs compared with the prior year, and acquisitions, net of divestitures, drove higher accounts receivable, inventory and accounts and drafts payable levels. Additional significant cash flows items in 2006 included the receipt of $44, net of legal fees, from the settlement of a lawsuit, an insurance reimbursement of $33 related to payments made in 2005 for the settlement of litigation and pension and postretirement plan contributions of $34.

In 2005, our operations generated $171 of cash. The net loss of $87 included non-cash charges for depreciation and amortization of $156 (including amortization of deferred financing costs). Accounts receivable and inventory levels were down compared to the prior year as the result of improved working capital management. The positive impact of these lower levels was partially offset by an increase in accounts payable. We made net cash tax payments of $8 and contributed $31 to our pension plans.

In 2004, we used $32 in cash to fund operations. The Net loss of $105 included non-cash charges for depreciation and amortization of $91 (including amortization of deferred financing costs). In addition, costs associated with the Borden Transaction were $46. Increases in accounts receivables and inventories driven by higher sales levels, were offset by increases in accounts payable.

Investing Activities

In 2006, we used $277 for investing activities. We spent $125 for capital expenditures, primarily for plant expansions and improvements. We also used $201 for acquisitions and generated cash of $47 from divesting certain businesses.

In 2005, we used $354 for investing activities. We spent $252 for business acquisitions and $103 for capital expenditures, primarily for plant expansions and improvements.

In 2004, we used $20 for investing activities. We spent $57 for capital expenditures, primarily for plant expansions and implementing SAP software at Resolution Specialty. We paid $152 for the Resolution Specialty acquisition, net of cash acquired, and received $185 for cash that was held by Borden Chemical at the time of the Borden Transaction.

Financing Activities

In 2006, our financing activities provided cash of $128. We generated $1,051 of cash, primarily from refinancing our debt in May and November. Proceeds from the May refinancing were used to redeem our preferred stock for $397. Proceeds from our November refinancing were used to pay a $480 dividend to our common shareholders. We paid $17 and $21 of debt refinancing fees for the May and November refinancings, respectively. In addition, we paid $4 of IPO related costs, which were written off when we suspended our IPO.

In 2005, our financing activities provided cash of $219. Net cash generated by financing activities was primarily due to long-term debt borrowings of $1,193, consisting of the $150 senior secured notes, the $500 term loan under the Hexion Credit Facility and borrowings under a bridge facility for the Bakelite Transaction. These borrowings were partially offset by net debt repayment of $752 and debt financing fees of $22 from the financings. We paid a dividend of $523, which was funded through $334 of net proceeds that we received from issuing preferred stock and from amounts that we borrowed under our credit facility. We also made payments of $11 for costs related to our proposed IPO.

Our financing activities in 2004 provided cash of $148, primarily due to issuing debt of $121 to fund the Resolution Specialty Transaction, partially offset by net debt repayments by Resolution Performance and Borden Chemical totaling $23. We also received $60 as part of the Resolution Specialty Transaction.

At December 31, 2006, we had cash and equivalents of $64.

Outstanding Debt

Following is a summary of our outstanding debt and redeemable preferred stock, including $66 of short-term maturities at December 31, 2006:

	2006	2005
Revolving Credit Facilities	$23	$—
Senior Secured Notes:
8% Senior secured notes due 2009	—	141
9.5% Senior second secured notes due 2010	—	202
9% Second-priority senior secured notes due 2014	—	325
9.75% Second-priority senior secured notes due 2014	625	—
Floating rate second-priority senior secured notes due 2010	—	298
Floating rate second-priority senior secured notes due 2014	200	—
Credit Agreements:
Floating rate term loans due 2012	—	498
Floating rate term loans due 2013	1,995	—
Debentures:
9.2% debentures due 2021	115	115
7.875% debentures 2023	247	247
Sinking fund debentures: 8.375% due 2016	78	78
13.5% Senior subordinated notes due 2010	—	336
Other Borrowings:
Industrial Revenue Bonds due 2009	34	34
Capital Leases	11	12

Other	64	55

Total debt	$3,392	$2,341

Redeemable Preferred Stock	$—	$364

2006 Refinancing Activities

In May 2006, we amended and restated our senior secured credit facilities to provide for a seven-year $1,625 term loan facility and a seven-year $50 synthetic letter of credit facility and continued access to a $225 million revolving credit facility, which we refer to as the May 2006 Senior Secured Credit Facilities. When we entered into the May 2006 Senior Secured Credit Facilities, we repaid all of the amounts that were outstanding under our May 2005 term loan and synthetic letter of credit facilities. In addition, we repurchased or redeemed all of our outstanding 8% Senior secured notes, 9.5% Senior Second secured notes, 13.5% Senior subordinated notes and Redeemable Preferred Stock.

In November 2006, we amended and restated our May 2006 Senior Secured Credit Facilities, which provided a term loan increase of $375. We refer to the November amendment and restatement of our credit facilities as the New Senior Secured Credit Facilities. In addition, through our wholly owned finance subsidiaries, Hexion U.S. Finance Corp. and Hexion Nova Scotia Finance, ULC, we sold $200 of Floating rate second-priority senior secured notes due 2014 and $625 of 9.75% Second-priority senior secured notes due 2014. When we entered into the New Senior Secured Credit Facilities, we received the net proceeds from issuing the Floating rate second-priority senior secured notes due 2014 and the 9.75% Second-priority senior secured notes. We repurchased or redeemed all of our outstanding Floating rate second-priority notes dues 2010 and 9% Second-priority senior secured notes. We also used $480 of the proceeds to fund a common stock dividend to our parent.

See Note 8 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for more information on our debt.

Revolving Credit Facilities

At December 31, 2006, we had additional borrowing capacity under our senior secured revolving credit facilities of $189.

We have additional credit facilities at certain domestic and international subsidiaries with various expiration dates through 2008. These facilities provide availability totaling $114 as of December 31, 2006, of which $56 was available to fund working capital needs and capital expenditures. While these facilities are primarily unsecured, portions are secured by inventory, accounts receivable, equipment or stock of the respective subsidiary. At December 31, 2006, the net book value of the collateral securing a portion of these facilities was $9.

Interest Rate Swap Agreements

We are a party to various interest rate swap agreements that are designed to offset cash flow variability from interest rate fluctuations on our variable rate debt. The notional amount of the swap changes based on the expected payments on our term loan in order to maintain an effective fixed to variable debt ratio of approximately 65% fixed to 35% variable. As a result of the interest rate swaps, we pay a fixed rate equal to approximately 7.9% per year and receive a variable rate based on the terms of the underlying debt. See Item 7A – Quantitative and Qualitative Disclosures About Market Risk and the notes to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for more information on these agreements.

Covenant Compliance

Certain covenants contained in the credit agreement that govern our senior secured credit facilities and/or the indentures that govern our Second-Priority Senior Secured Notes (i) require the maintenance of a senior secured debt to Adjusted EBITDA ratio and (ii) restrict our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet such ratio and also a defined Adjusted EBITDA to Fixed Charges ratio. The covenant to incur additional indebtedness and the ability to make future acquisitions, requires an Adjusted EBITDA to Fixed Charges ratio (measured on a trailing four-quarter basis) of 2.0:1. Failure to comply with these covenants could limit our long-term growth prospects by hindering our ability to obtain future debt or grow through acquisitions.

Fixed charges are defined as interest expense excluding the amortization or write-off of deferred financing costs. Adjusted EBITDA is defined as EBITDA further adjusted to exclude certain non-cash, non-recurring and realized or expected future cost savings directly related to prior acquisitions and the Hexion Formation. As we are highly leveraged, we believe that including the supplemental adjustments that are made to calculate Adjusted EBITDA provides additional information to investors about our ability to comply with our financial covenants and our ability to obtain additional debt in the future. Adjusted EBITDA and Fixed Charges are not defined terms under accounting principles generally accepted in the United States of America. Adjusted EBITDA should not be considered an alternative to operating income or net income as a measure of operating results or an alternative to cash provided by operations as a measure of liquidity. Fixed Charges should not be considered an alternative to interest expense. At December 31, 2006, we were in compliance with all of the financial covenants and restrictions that are contained in the indentures that govern our notes and all of our credit facilities.

Year Ended December 31, 2006
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(109)
Income taxes	14
Interest expense, net	242
Loss from extinguishment of debt	121
Depreciation and amortization expense	171

EBITDA	439
Adjustments to EBITDA
Acquisitions EBITDA (1)	35
Transaction costs (2)	20
Integration costs (3)	57
Non-cash charges (4)	22
Unusual items:
Gain on divestiture of business	(39)
Purchase accounting effects/inventory step-up	3
Discontinued operations	14
Business realignments	(2)
Other (5)	10

Total unusual items	(14)

In process Synergies (6)	105

Adjusted EBITDA (7)	$664

Fixed charges (8)	$290

Ratio of Adjusted EBITDA to Fixed Charges	2.29

(1)	Represents the incremental EBITDA impact for the Coatings Acquisition, the Inks Acquisition, as well as two smaller acquisitions, and the Orica Acquisition which closed February 1, 2007, less EBITDA generated prior to the Brazilian Consumer Divestiture, as if they had taken place at the beginning of the period.

(2)	Represents the write-off of deferred accounting, legal and printing costs associated with the Company’s proposed IPO, as well as costs associated with terminated acquisition activities.
(3)	Represents redundancy and plant rationalization costs and incremental administrative costs associated with integration programs. It also includes costs related to the implementation of a single, company-wide management information and accounting system.
(4)	Includes non-cash charges for impairments of fixed assets, stock-based compensation and unrealized foreign exchange and derivative losses.
(5)	Includes the impact of the announced Alkyds Divestiture, one-time benefit plan costs and management fees.
(6)	Represents estimated net unrealized synergy savings resulting from the Hexion Formation.
(7)	The Company is required to have an Adjusted EBITDA to Fixed Charges ratio of greater than 2.0 to 1.0 to incur additional indebtedness under our indenture for the Second Priority Senior Secured Notes. As of December 31, 2006, the Company was able to satisfy this covenant and incur additional indebtedness under this indenture.
(8)	The fixed charges reflect pro forma interest expense as if the debt refinancing and Orica Acquisition, which occurred in November 2006 and February 2007, respectively, had taken place at the beginning of the period.

Contractual Obligations

The following table presents our contractual cash obligations at December 31, 2006. Our contractual cash obligations consist of legal commitments at December 31, 2006 that require us to make fixed or determinable cash payments, regardless of the contractual requirements of the specific vendor, to provide us with future goods or services. This table does not include information about most of our recurring purchases of materials that we use in our production because our raw material purchase contracts do not meet this definition since they generally do not require fixed or minimum quantities. Contracts with cancellation clauses are not included, unless a cancellation would result in a major disruption to our business. For example, we have contracts for information technology support that are cancelable, but this support is essential to the operation of our business and administrative functions; therefore, amounts payable under these contracts are included.

	Payments Due By Year
Contractual Obligations	2007	2008	2009	2010	2011	2012 and beyond	Total
Long-term debt, including current maturities	$66	$36	$55	$21	$43	$3,160	$3,381
Interest on fixed rate debt obligations	107	103	102	98	98	525	1,033
Interest on variable rate debt obligations (a)	177	178	178	169	173	255	1,130
Capital lease obligations	—	1	—	3	—	7	11
Operating lease obligations	29	22	18	13	9	29	120
Purchase obligations (b)	92	81	75	30	18	99	395
Funding of pension and other postretirement obligations (c)	30	33	30	30	30	—	153

Total	$501	$454	$458	$364	$371	$4,075	$6,223

(a)	Based on applicable interest rates in effect at December 31, 2006.
(b)	Purchase obligations are comprised of the fixed or minimum amounts of goods and/or services under long-term contracts and assumes that certain contracts are terminated in accordance with their terms after giving the requisite notice which is generally two to three years for most of these contracts; however, under certain circumstances, some of these minimum commitment term periods could be further reduced which would significantly decrease these contractual obligations.
(c)	Pension and other postretirement contributions have been included in the above table for the next five years. These amounts include estimated benefit payments to be made for unfunded foreign defined benefit pension plans as well as estimated contributions to our funded defined benefit plans. The assumptions used by our actuaries in calculating these projections included a weighted average annual return on pension assets of approximately 7% for the years 2007 – 2011 and the continuation of current law and plan provisions. These estimated payments may vary based on the actual return on our plan assets. See Note 12 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for more information on our pension and postretirement obligations.

This table excludes payments for income taxes and environmental obligations since, at this time, we cannot determine either the timing or the amounts of payments beyond 2006. We estimate that we will pay approximately $64 in 2007 for local, state and international income taxes, which includes $24 related to a settlement with the Netherlands’ tax authorities for the years 2003 through 2006. We expect environmental expenditures for 2007 through 2011 of approximately $16. See Notes 10 and 15 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on 10-K for more information on these obligations.

Capital Expenditures

Our products are generally less capital intensive to manufacture than many other products in the chemical industry and, as a result, we have relatively low maintenance capital expenditure and moderate working capital requirements. We plan to spend approximately $120 on capital expenditures in 2007. We determined this amount through our budgeting and planning process, and it is subject to change at the discretion of our Board of Directors. We considered future product demand, existing plant capacity and external customer trends. Of these expenditures, we expect that approximately half will be used for maintenance and environmental projects. We expect that the remainder will be used to expand plant capacity as necessary to meet expected growth in demand. We plan to fund capital expenditures through operations and, if necessary, through available lines of credit. We have no material firm commitments for these anticipated capital expenditures at December 31, 2006.

Recent Developments

On February 1, 2007, we acquired the adhesives and resins business of Orica Limited in Australia and New Zealand to increase our formaldehyde-based resins capacity in the Asia-Pacific region. This business had 2006 sales of approximately $85 and has three manufacturing facilities. We paid a purchase price, not including transaction fees and expenses, of approximately $60. This purchase price is subject to certain post-closing adjustments that will be based on the amount of working capital as of the closing date. This acquisition and the related transaction fees and expenses were financed through borrowings by our Australian subsidiary. This acquisition will be included in the Formaldehyde and Forest Products Resins segment.

Off Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2006.

Critical Accounting Policies and Estimates

In preparing our financial statements in conformity with accounting principles generally accepted in the United States of America, we have to make estimates and assumptions about future events that affect the amounts of reported assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities in the financial statements and accompanying notes. Some of these accounting policies require the application of significant judgment by management to select the appropriate assumptions to determine these estimates. By their nature, these judgments are subject to an inherent degree of uncertainty; therefore, actual results may differ significantly from estimated results. We base these judgments on our historical experience, advice from experienced consultants, forecasts and other available information, as appropriate. Our significant accounting policies are more fully described in Note 2 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Our most critical accounting policies, which reflect significant management estimates and judgment to determine amounts in our audited Consolidated Financial Statements, are as follows:

Environmental Remediation and Restoration Liabilities

Accruals for environmental matters are recorded when we believe that it is probable that a liability has been incurred and we can reasonably estimate the amount of the liability. Our accruals are established following the guidelines of Statement of Position 96-1, Environmental Remediation Liabilities. We have accrued approximately $40 at December 31, 2006 and 2005 for all probable environmental remediation and restoration liabilities, which is our best estimate of these liabilities. Based on currently available information and analysis, we believe that it is reasonably possible that the costs associated with these liabilities may fall within a range of $25 to $75. This estimate of the range of reasonably possible costs is less certain than the estimates that we make to determine our reserves. To establish the upper limit of this range, we used assumptions that are less favorable to Hexion among the range of reasonably possible outcomes, but we did not assume that we would bear full responsibility for all sites to the exclusion of other potentially responsible parties.

Some of our facilities are subject to environmental indemnification agreements, where we are generally indemnified against damages from environmental conditions that occurred or existed before the closing date of our acquisition of the facility, subject to certain limitations.

Income Tax Assets and Liabilities and Related Valuation Allowances

At December 31, 2006 and 2005, we had valuation allowances of $224 and $239, respectively, against all of our net federal, state and some of our net foreign deferred income tax assets. The valuation allowance was calculated in accordance with U.S. GAAP, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, evidence, such as operating results during the most recent three-year period, is given more weight than our expectations of future profitability, which are inherently uncertain. Our losses in the U.S. and certain foreign operations in recent periods represented sufficient negative evidence to require a full valuation allowance against our net federal, state and certain foreign deferred income tax assets. We intend to maintain a valuation allowance against the net deferred income tax assets until sufficient positive evidence exists to support the realization of such assets.

The calculation of our income tax liabilities involves dealing with uncertainties in the application of complex domestic and foreign income tax regulations. We recognize liabilities for anticipated income tax audit issues based on our estimate of whether, and the extent to which, additional income taxes will be due. If we ultimately determine that payment of these amounts is not necessary, we reverse the liability and recognize an income tax benefit during the period in which we determine that the liability is no longer necessary. We also recognize income tax benefits to the extent that it is probable that our positions will be sustained when challenged by the respective taxing authorities. To the extent we prevail in matters for which liabilities have been established, or are required to pay amounts in excess of our liabilities, our effective income tax rate in a given period could be materially impacted. An unfavorable income tax settlement would require the use of cash and result in an increase in our effective income tax rate in the year it is resolved. A favorable income tax settlement would be recognized as a reduction in the effective income tax rate in the year of resolution.

Pensions

The amounts that we recognize in our financial statements for pension benefit obligations are determined by actuarial valuations. Inherent in these valuations are certain assumptions, the more significant of which are:

•	The weighted average rate to use for discounting the liability;

•	The weighted average expected long-term rate of return on pension plan assets;

•	The weighted average rate of future salary increases; and

•	The anticipated mortality rate tables.

The discount rate reflects the rate at which pensions could be effectively settled. When selecting a discount rate, we take into consideration yields on government bonds and high-grade corporate bonds, as well as annuity pricing information that is furnished by the Pension Benefit Guaranty Corporation (for U.S. plans) and by insurance carriers in each specific country (for foreign plans), for instruments with durations that are consistent with the duration of the related liabilities that are being measured. In addition, for certain plans, a cash flow model that uses the yields of high-grade corporate bonds with maturities consistent with our anticipated cash flow projections is prepared and used.

The expected long-term rate of return on plan assets is determined based on the various plans’ current and projected asset mix. To determine the expected overall long-term rate of return on assets, we take into account the rates on long-term debt investments that are held in the portfolio, as well as expected trends in the equity markets, for plans including equity securities.

The rate of increase in future compensation levels is determined based on salary and wage trends in the chemical and other similar industries, as well as our specific compensation targets.

The mortality tables that are used represent the most commonly used mortality projections for each particular country.

The following table presents the sensitivity of our projected pension benefit obligation (“PBO”), accumulated benefit obligation (“ABO”), shareholders’ deficit (“Deficit”) and 2007 expense to the following changes in key assumptions:

	Increase / (Decrease) at December 31, 2006			Increase / (Decrease)
	PBO	ABO	Deficit	2007 Expense
Assumption:
Increase in discount rate of 0.5%	$(32)	$(28)	$32	$(4)
Decrease in discount rate of 0.5%	$35	$31	$(35)	$2
Increase in estimated return on assets of 1.0%	N/A	N/A	N/A	$(3)
Decrease in estimated return on assets of 1.0%	N/A	N/A	N/A	$3

Impairment of Long-Lived Assets, Goodwill and Other Intangible Assets

As events warrant, we evaluate the recoverability of long-lived assets by assessing whether the carrying value can be recovered over their remaining useful lives through the expected future undiscounted operating cash flows of the underlying business. Any impairment loss that may be required is determined by comparing the carrying value of the assets to their estimated fair value.

We perform an annual goodwill impairment test to assess whether the estimated fair value of each reporting unit is less than the carrying amount of the unit’s net assets. We use a comparable analysis technique commonly used in the investment banking and private equity industries to estimate the values of our reporting units based on the EBITDA multiple technique. Under this technique, estimated values are the result of an EBITDA multiple that is determined from this process and applied to an appropriate historical EBITDA amount. As of December 31, 2006, the fair value of each reporting unit exceeded the carrying amount of assets and liabilities assigned to each unit.

Recently Issued Accounting Standards

In June 2006, the FASB issued Financial Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The interpretation requires the cumulative effect of applying FIN 48 to be reflected as an adjustment to the opening balance of retained earnings. We are currently evaluating the impact of FIN 48 on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement establishes a standard definition for fair value, establishes a framework under generally accepted accounting principles to measure fair value and expands disclosure requirements for fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of FIN 48 on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R), which we refer to as SFAS 158. This statement requires employers who sponsor one or more single employer defined benefit plans to recognize the overfunded or underfunded status of each plan in the balance sheet as an asset for overfunded plans, or a liability for underfunded and unfunded plans. Under SFAS 158, we now report previously unrecognized actuarial gains and losses, and prior service costs and credits, net of income taxes, in equity as a component of Accumulated other comprehensive income, which we refer to as AOCI.

As we amortize the actuarial gains and losses and prior service amounts into the income statement, this tax-effected amortization will reduce the amounts that are reported in AOCI. In future years, AOCI may also be impacted by additional actuarial gains or losses, or by plan amendments, that affect the benefits of participants, to the extent that these changes are not immediately recognized in the income statement. Additional actuarial gains or losses may result from changes in actuarial assumptions and asset performance that differ from projections that are made when our actuaries perform the annual plan valuations.

The adoption of SFAS 158 had no impact on our income statements for the year ended December 31, 2006 or for any prior period. Also, the adoption of SFAS 158 did not affect any financial covenants contained in the agreements governing our debt and is not expected to affect operating results in future periods. The significant impacts on our balance sheet at December 31, 2006 from adopting SFAS 158 were an increase in Long-term pension obligations of $32, a decrease in Other postemployment liabilities of $74 and an increase in Other comprehensive income of $53. We are not permitted to restate prior periods for the effect of SFAS 158, so our prior year data was not impacted. See Note 12 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for additional information about our benefit plans and the effects of our adopting the new accounting standard.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with earlier adoption encouraged. The adoption of this standard had no impact on our Consolidated Financial Statements.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including changes in currency exchange rates, interest rates and certain commodity prices. To manage the volatility related to these exposures we use various financial instruments, including some derivatives, to help us hedge our foreign currency exchange risk and interest rate risk. We also use raw material purchasing contracts and pricing contracts with our customers to help mitigate commodity price risks. These contracts generally do not contain minimum purchase requirements.

The following table summarizes our derivative financial instruments as of December 31, 2006 and 2005. Fair values are determined from quoted market prices at these dates.

	2006				2005
	Average Days To Maturity	Average Contract Rate	Notional Amount	Fair Value Asset (Liability)	Average Days To Maturity	Average Contract Rate	Notional Amount	Fair Value Asset (Liability)
Currency to Sell for Euros
U.S. dollars (1)	59	1.3228	27	—	27	1.1890	45	—
U.S. dollars (1)	639	1.2038	286	(29)	990	1.2038	289	5
British pound (1)	—	—	—	—	90	0.6987	41	(1)
U.S. dollars (1)	—	—	—	—	60	1.2122	3	—
U.S. dollars (2)	—	—	—	—	122	1.2031	24	—
Interest Rate Swap
Interest swap	913	—	1,000	(5)	—	—	—	—
Commodity Future Contracts
Natural gas futures	—	—	5	—	—	—	3	1

(1)	Forward contracts
(2)	Deal contingent forward contract (for a pending acquisition)

Foreign Exchange Risk. Our international operations accounted for approximately 55% of our sales in 2006 and 49% in 2005. As a result, we have significant exposure to foreign exchange risk on transactions that can potentially be denominated in many foreign currencies. These transactions include foreign currency denominated imports and exports of raw materials and finished goods (both intercompany and third party) and loan repayments. The functional currency of our operating subsidiaries is the related local currency.

It is our policy to reduce foreign currency cash flow exposure from exchange rate fluctuations by hedging firmly committed foreign currency transactions wherever it is economically feasible. Our use of forward contracts is designed to protect our cash flows against unfavorable movements in exchange rates, to the extent of the amount that is under contract. We do not attempt to hedge foreign currency exposure in a manner that would entirely eliminate the effect of changes in foreign currency exchange rates on net income and cash flow. We do not speculate in foreign currency nor do we hedge the foreign currency translation of our international businesses to the U.S. dollar for purposes of consolidating our financial results, or other foreign currency net asset or liability positions. The counter-parties to our forward contracts are financial institutions with investment grade credit ratings.

Effective October 11, 2005, we entered into a $289 cross-currency and interest rate swap agreement structured for a non-U.S. subsidiary’s $290 U.S. dollar denominated floating rate term loan. The initial notional amount of $289 amortizes quarterly based on the terms of the loan. The swap is a three-year agreement designed to offset balance sheet and interest rate exposures and cash flow variability associated with the exchange rate fluctuations on the term loan. The euro to U.S. dollar exchange rate under the swap agreement is 1.2038. We pay a variable rate equal to Euribor plus 271 basis points. We receive a variable rate equal to the U.S. dollar LIBOR plus 250 basis points. The amount we receive under this agreement is approximately equal to the non-U.S. subsidiary’s interest rate on its $290 term loan. The net impact of this interest rate swap was a decrease in our interest expense of $4 and $1 for the years ended December 31, 2006 and 2005, respectively. We paid a weighted average interest rate of 5.91% and 4.89% and received a weighted average interest rate of 7.35% and 6.61% in 2006 and 2005, respectively.

Our foreign exchange risk is also mitigated because we operate in many foreign countries, which reduces the concentration of risk in any one currency. In addition, our foreign operations have limited imports and exports, which reduces the potential impact of foreign currency exchange rate fluctuations.

        Interest Rate Risk. We are a party to various interest rate swap agreements that are designed to offset the cash flow variability that is associated with interest rate fluctuations on our variable rate debt. We do not enter into speculative financial contracts of any type. The fair values of these swaps are determined by using estimated market values. Under interest rate swaps, we agree with other parties to exchange at specified intervals the difference between the fixed rate and floating rate interest amounts that are calculated from the agreed notional principal amount. The counter-parties to our interest rate swaps are financial institutions with investment grade credit ratings.

On May 10, 2006, we entered into interest rate swap agreements with two counterparties. These swaps are three-year agreements that are designed to offset the cash flow variability that results from interest rate fluctuations on our variable rate debt. The initial aggregate notional amount of the swaps is $1,000, which we amortize on a quarterly basis based on the expected payments on our term loan so that we can maintain a fixed to variable debt ratio of approximately 65% fixed to 35% variable. Under the interest rate swaps, we pay a fixed rate equal to approximately 7.9% per year and receive a variable rate based on the terms of the underlying debt. We account for these swaps as qualifying cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138 and SFAS No. 149.

As a result of our debt refinancing in November 2006, we entered into an additional interest rate swap in January 2007, with an initial notional amount of $300 which, combined with the swaps entered into in May 2006, will effectively maintain a fixed interest rate on between 60% and 70% of our total debt. This swap becomes effective in 2008.

Some of our debt, including debt under our floating rate notes and borrowings under our senior secured credit facilities, is at variable interest rates that expose us to interest rate risk. If interest rates increase, our debt service obligations on variable rate debt would increase even though the amount borrowed would not increase. Assuming the amount of our variable debt remains the same, an increase of 1% in the interest rates on our variable rate debt, including variable rate debt that is subject to interest rate swap agreements, would increase our 2007 estimated debt service requirements by approximately $13. See additional discussion about interest rate risk in Item 1A of Part I of this Annual Report on Form 10-K.

Following is a summary of our outstanding debt as of December 31, 2006 and 2005 (See Note 8 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for additional information on our debt). The fair value of our publicly held debt is based on the price at which the bonds are traded or quoted at December 31, 2006 and 2005. All other debt fair values are determined from quoted market interest rates at December 31, 2006 and 2005.

	2006			2005
Year	Debt Maturities	Weighted Average Interest Rate	Fair Value	Debt Maturities	Weighted Average Interest Rate	Fair Value
2006				$38	9.1%	$38
2007	$66	8.4%	$66	15	9.2%	15
2008	37	8.5%	37	18	9.2%	18
2009	55	8.5%	59	181	9.2%	189
2010	24	8.5%	25	845	9.3%	870
2011	43	8.5%	44	473	8.0%	473
2012 and beyond	3,167	8.5%	3,123	771	8.7%	703

	$3,392		$3,354	$2,341		$2,306

We do not use derivative financial instruments in our investment portfolios. Our cash equivalent investments are made in instruments that meet the credit quality standards that are established in our investment policies, which also limits the exposure to any one issue. At December 31, 2006 and 2005, we had $7 and $29, respectively, invested at average rates of 3% and 7%, respectively, primarily in interest-bearing time deposits and marketable securities. Due to the short maturity of our cash equivalents, the carrying value on these investments approximates fair value and our interest rate risk is not significant. A 10% increase or decrease in interest returns on invested cash would not have had a material effect on our net income and cash flows at December 31, 2006 and 2005.

Commodity Risk. We are exposed to price risks on raw material purchases, most significantly with phenol, methanol, urea, acetone, propylene and chlorine. For our commodity raw materials, we have purchase contracts that have periodic price adjustment provisions. Commitments with certain suppliers, including our phenol and urea suppliers, provide up to 100% of our estimated requirements but also provide us with the flexibility to purchase a certain portion of our needs in the spot market, when it is favorable to us. We rely on long-term agreements with key suppliers for most of our raw materials. The loss of a key source of supply or a delay in shipments could have an adverse effect on business. Should any of our suppliers fail to deliver or should any key long-term supply contracts be cancelled, we would be forced to purchase raw materials in the open market, and no assurances can be given that we would be able to make these purchases or make them at prices that would allow us to remain competitive. One supplier provides over 10% of certain raw material purchases, and we could incur significant time and expense if we had to replace this supplier. In addition, several feedstocks at various facilities are transported through a pipeline from one supplier. If we were unable to receive these feedstocks through these pipeline arrangements, we may not be able to obtain them from other suppliers at competitive prices or in a timely manner. See the discussion about the risk factor on raw materials in Item 1A of Part I of this Annual Report on Form 10-K.

Natural gas is essential in our manufacturing processes, and its cost can vary widely and unpredictably. To help control our natural gas costs, we hedge a portion of our natural gas purchases for North America by entering into futures contracts for natural gas. These contracts are settled for cash each month based on the closing market price on the last day that the contract trades on the New York Mercantile Exchange. We recognize gains and losses on commodity futures contracts each month as gas is used. Our future commitments are marked to market on a quarterly basis.

Our commodity risk is moderated through our selected use of customer contracts with selling price provisions that are indexed to publicly available indices for the relevant commodity raw materials.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEXION SPECIALTY CHEMICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(In millions, except share and per share data)
Net sales	$5,205	$4,442	$2,019
Cost of sales	4,485	3,781	1,785

Gross profit	720	661	234
Selling, general & administrative expense	384	391	163
Transaction costs (See Note 2)	20	44	56
Integration costs (See Note 2)	57	13	—
Other operating (income) expense, net (See Note 3)	(27)	5	6

Operating income	286	208	9
Interest expense	242	203	117
Loss on extinguishment of debt (See Note 8)	121	17	—
Other non-operating expense, net	3	16	5

Loss from continuing operations before income tax, earnings from unconsolidated entities and minority interest	(80)	(28)	(113)
Income tax expense (See Note 15)	14	48	—

Loss from continuing operations before earnings from unconsolidated entities and minority interest	(94)	(76)	(113)
Earnings from unconsolidated entities, net of taxes	3	2	—
Minority interest in net (income) loss of consolidated subsidiaries	(4)	(3)	8

Loss from continuing operations	(95)	(77)	(105)
Loss from discontinued operations (See Note 4)	(14)	(10)	—

Net loss	(109)	(87)	(105)
Accretion of redeemable preferred stock (See Note 11)	33	30	—

Net loss available to common shareholders	(142)	(117)	(105)

Comprehensive loss	$(11)	$(172)	$(36)

Basic and Diluted Per Share Data
Loss from continuing operations	$(1.55)	$(1.30)	$(1.27)
Loss from discontinued operations	(0.17)	(0.11)	—

Net loss available to common shareholders	$(1.72)	$(1.41)	$(1.27)

Common stock dividends declared (See Note 13)	$6.12	$6.66	$—

Weighted average number of common shares outstanding during the period—basic and diluted	82,583,068	82,629,906	82,629,906

See Notes to Consolidated Financial Statements

HEXION SPECIALTY CHEMICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2006	December 31, 2005
	(In millions)
ASSETS

Current Assets
Cash and equivalents (See Note 2)	$64	$183
Accounts receivable (less allowance for doubtful accounts of $21 and $19, respectively)	763	589
Inventories:
Finished and in-process goods	362	287
Raw materials and supplies	187	146
Other current assets	102	131
Assets of discontinued operations (See Note 4)	—	39

Total Current Assets	1,478	1,375

Other Assets	107	103

Property and Equipment
Land	96	62
Buildings	276	205
Machinery and equipment	2,009	1,779

	2,381	2,046
Less accumulated depreciation	(830)	(655)

	1,551	1,391
Goodwill (See Note 6)	193	164
Other Intangible Assets, net (See Note 6)	179	176

Total Assets	$3,508	$3,209

See Notes to Consolidated Financial Statements

HEXION SPECIALTY CHEMICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
	(In millions, except share and per share data)
LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDER’S DEFICIT
Current Liabilities
Accounts and drafts payable	$616	$493
Debt payable within one year	66	38
Interest payable	58	45
Income taxes payable	108	91
Other current liabilities	263	216
Liabilities of discontinued operations (See Note 4)	—	25

Total Current Liabilities	1,111	908
Long-Term Liabilities
Long-term debt (See Note 8)	3,326	2,303
Long-term pension obligations (See Note 12)	197	200
Non-pension postemployment benefit obligations (See Note 12)	26	117
Deferred income taxes (See Note 15)	142	138
Other long-term liabilities	107	92

Total Liabilities	4,909	3,758

Minority interest in consolidated subsidiaries	13	11
Commitments and Contingencies (See Notes 9 and 10)
Redeemable Preferred Stock - $0.01 par value; liquidation preference $25 per share; 60,000,000 shares authorized, 14,781,959 issued and outstanding at December 31, 2005 (See Note 11)	—	364
Shareholder’s Deficit
Common stock - $0.01 par value; 300,000,000 shares authorized, 170,605,906 issued and 82,556,847 outstanding at December 31, 2006; 300,000,000 shares authorized, 170,678,965 issued and 82,629,906 outstanding at December 31, 2005	1	1
Additional paid-in (deficit) capital	(17)	515
Treasury stock, at cost – 88,049,059 shares	(296)	(296)
Accumulated other comprehensive income (loss)	81	(70)
Accumulated deficit	(1,183)	(1,074)

Total Shareholder’s Deficit	(1,414)	(924)

Total Liabilities, Redeemable Preferred Stock and Shareholder’s Deficit	$3,508	$3,209

See Notes to Consolidated Financial Statements

HEXION SPECIALTY CHEMICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2006	2005	2004
	(In millions)
Cash Flows provided by (used in) Operating Activities
Net loss	$(109)	$(87)	$(105)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	171	147	86
Loss on sale of discontinued operations	14	—	—
Gain on sale of businesses, net of taxes	(33)	(2)	(1)
Write-off of deferred IPO costs	15	—	—
Write-off of deferred financing fees	27	11	—
Minority interest in net income of consolidated subsidiaries	4	3	(8)
Stock based compensation expense	6	12	4
Deferred tax benefit	(18)	(3)	(3)
Amortization of deferred financing fees	9	9	5
Debt redemption interest adjustment	6	—	—
Impairments	12	8	2
Other non-cash adjustments	(3)	19	—
Net change in operating assets and liabilities (net of acquisitions):
Accounts receivable	(112)	8	(81)
Inventories	(56)	57	(53)
Accounts and drafts payable	86	(23)	133
Income taxes payable	15	58	—
Other assets, current and non-current	(3)	(53)	(20)
Other liabilities, current and long-term	(7)	12	9
Net cash used in operating activities of discontinued operations (See Note 4)	(3)	(5)	—

Net cash provided by (used in) operating activities	21	171	(32)

Cash Flows used in Investing Activities
Capital expenditures	(122)	(103)	(57)
Capitalized interest	(3)	—	—
Casualty loss insurance proceeds	2	—	—
Acquisition of businesses, net of cash acquired	(201)	(252)	(152)
Proceeds from the sale of businesses, net of cash sold	47	3	—
Cash combination of Borden Chemical	—	—	185
Proceeds from the sale of assets	—	—	4
Net cash used in investing activities of discontinued operations (See Note 4)	—	(2)	—

Net cash used in investing activities	(277)	(354)	(20)

Cash Flows provided by Financing Activities
Net short-term debt borrowings (repayments)	13	(4)	(6)
Borrowings of long-term debt	4,471	1,193	293
Repayments of long-term debt	(3,433)	(748)	(195)
Payment of dividends on common stock	(485)	(523)	—
Proceeds from issuance of preferred stock, net of issuance costs	—	334	—
Redemption of preferred stock	(397)	—	—
Long-term debt and credit facility financing fees	(38)	(22)	—
IPO related costs	(4)	(11)	—
Capital contribution related to Resolution Specialty transaction	—	—	60
Other	—	—	(4)
Net cash from financing activities of discontinued operations (See Note 4)	1	—	—

Net cash provided by financing activities	128	219	148

Effect of exchange rates on cash and equivalents	9	(5)	7
(Decrease) increase in cash and equivalents	(119)	31	103
Cash and equivalents at beginning of year	183	152	49

Cash and equivalents at end of year	$64	$183	$152

HEXION SPECIALTY CHEMICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2006	2005	2004
	(In millions)
Supplemental Disclosures of Cash Flow Information
Cash paid:
Interest, net	$220	$192	$102
Debt redemption costs	94	—	—
Income taxes, net	16	8	3
Non-cash investing and financing activity:
Settlement of note receivable from parent	—	581	—
Unpaid common stock dividends declared	20	27	—
Redeemable preferred stock accretion	—	30	—
Issuance of Note in Resolution Specialty transaction	—	—	50

See Notes to Consolidated Financial Statements

HEXION SPECIALTY CHEMICALS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S DEFICIT AND COMPREHENSIVE INCOME

	Common Stock	Paid-in Capital	Treasury Stock	Receivable from Parent	Accumulated Other Comprehensive (Loss) Income (a)	Accumulated Deficit	Total
	(In millions)
Balance, December 31, 2003	$1	$143	$—	$—	$82	$(74)	$152

Net loss	—	—	—	—	—	(105)	(105)
Translation adjustments	—	—	—	—	67	—	67
Minimum pension liability adjustment, net of tax	—	—	—	—	2	—	2

Comprehensive loss	—	—	—	—	—	—	(36)

Acquisition of Resolution Specialty to Consolidated group	—	57	—	—	—	—	57
Acquisition of Borden Chemical to Consolidated group	—	1,252	(296)	(542)	(131)	(817)	(534)
Interest accrued on notes from parent of Borden Chemical	—	19	—	(19)	—	—	—
Compensation expense under deferred compensation plan	—	4	—	—	—	—	4
Deferred tax adjustments as a result of the Combination	—	48	—	—	—	—	48

Balance, December 31, 2004	$1	$1,523	$(296)	$(561)	$20	$(996)	$(309)

Net loss	—	—	—	—	—	(87)	(87)
Translation adjustments	—	—	—	—	(69)	—	(69)
Minimum pension liability adjustment, net of tax of $8	—	—	—	—	(16)	—	(16)

Comprehensive loss							(172)

Effect of the Hexion Formation	—	(581)	—	581	—	—	—
Purchase accounting related to acquisition of minority interest	—	121	—	—	(5)	11	127
Dividends declared ($6.66 per share)	—	(550)	—	—	—	—	(550)
Stock-based compensation expense	—	12	—	—	—	—	12
Redeemable preferred stock accretion	—	(30)	—	—	—	—	(30)
Interest accrued on notes from parent of Borden Chemical	—	20	—	(20)	—	—	—
Other	—	—	—	—	—	(2)	(2)

Balance, December 31, 2005	$1	$515	$(296)	$—	$(70)	$(1,074)	$(924)

Net loss	—	—	—	—	—	(109)	(109)
Translation adjustments, net of tax of $1	—	—	—	—	80	—	80
Deferred losses on cash flow hedges	—	—	—	—	(4)	—	(4)
Minimum pension liability adjustment, net of tax of $2	—	—	—	—	22	—	22

Comprehensive loss							(11)

Impact of adoption of new accounting standard for pension and postretirement obligations, net of tax of $0 (See Note 12)	—	—	—	—	53	—	53
Dividends declared ($6.12 per share)	—	(505)	—	—	—	—	(505)
Stock-based compensation expense	—	6	—	—	—	—	6
Redeemable preferred stock accretion	—	(33)	—	—	—	—	(33)

Balance, December 31, 2006	$1	$(17)	$(296)	$—	$81	$(1,183)	$(1,414)

(a)	Accumulated other comprehensive income at December 31, 2006 represents $103 of net foreign currency translation gains, net of tax, a $4 unrealized loss on derivative instruments, net of tax, and a $18 loss, net of tax, relating to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement benefit plans (See Note 12). Accumulated other comprehensive loss at December 31, 2005 represents $23 of net foreign currency translation gains and a $93 net loss relating to the Company’s minimum pension liability adjustment.

See Notes to Consolidated Financial Statements

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements

(In millions, except share and per share data)

1. Background and Basis of Presentation

Hexion Specialty Chemicals, Inc. (“Hexion” or “the Company”) manufactures and markets thermosetting resins worldwide, including epoxy resins and intermediates, forest products resins, coating products, and phenolic specialty resins. At December 31, 2006, the Company had 104 production and manufacturing facilities, with 39 located in the United States.

Hexion was formed on May 31, 2005 from the combination of three Apollo Management, L.P. (“Apollo”) controlled companies (the “Hexion Formation”); Resolution Performance Products, LLC (“Resolution Performance”), Resolution Specialty Materials, Inc. (“Resolution Specialty”) and Borden Chemical, Inc. (“Borden Chemical”). At the Hexion Formation, Borden Chemical changed its name to Hexion Specialty Chemicals, Inc., and BHI Acquisition Corp. (“BHI Acquisition”), Borden Chemical’s parent, changed its name to Hexion LLC. Prior to the Hexion Formation, on April 29, 2005, a subsidiary of Borden Chemical acquired Bakelite Aktiengesellschaft (“Bakelite” or the “Bakelite Acquisition”).

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

Basis of Presentation—Prior to the Hexion Formation, Resolution Performance, Resolution Specialty and Borden Chemical were considered entities under the common control of Apollo affiliates as defined in Emerging Issues Task Force (“EITF”) Issue No. 02-5, Definition of Common Control in Relation to FASB Statement of Financial Accounting Standards No. 141, Business Combinations. As a result of the Hexion Formation, the financial statements of these entities are being presented retroactively on a consolidated basis in a manner similar to a pooling of interests, and they include the results of operations of each business only from the date of acquisition by the Apollo affiliates.

The accompanying Hexion Consolidated Financial Statements include the following entities:

•	the former Resolution Performance and its majority-owned subsidiaries as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004;

•

the former Resolution Specialty and its majority-owned subsidiaries as of December 31, 2006 and 2005 and for the years ended December 31, 2006 and 2005 and from August 2, 2004, the date of acquisition; and

•

the former Borden Chemical and its majority-owned subsidiaries (which includes Bakelite since April 29, 2005, the date of acquisition) as of December 31, 2006 and 2005 and for the years ended December 31, 2006 and 2005 and from August 12, 2004, the date of acquisition.

Resolution Performance, Resolution Specialty and Bakelite have been accounted for by the purchase method. Borden Chemical elected not to apply push-down accounting because it was a public reporting registrant as a result of public debt that was outstanding before and after the acquisition by Apollo.

2. Summary of Significant Accounting Policies

Principles of Consolidation—The Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries, in which minority shareholders hold no substantive participating rights, after eliminating intercompany accounts and transactions. The Company’s share of the net earnings of 20% to 50% owned companies, for which it has the ability to exercise significant influence over operating and financial policies (but not control), are included in income on the equity method of accounting. Investments in the other companies are carried at cost.

The Company has recorded a minority interest for the equity interests in consolidated subsidiaries that are not 100% owned. At December 31, 2004, the minority interest primarily reflected the equity interest in Resolution Performance and Resolution Specialty that was held by management and other third-parties. On May 31, 2005, the Resolution Performance and Resolution Specialty minority interests were purchased at the time of the Hexion Formation and were recorded as a step acquisition. At December 31, 2006 and 2005, the minority interest primarily reflects the minority owner’s interest of 40% and 35% at December 31, 2006 and 2005, respectively, in HA-International, LLC (“HAI”), a joint venture between the Company and Delta-HA, Inc.

The Company has a 50% ownership interest in two joint ventures that manufacture formaldehyde, resins and UV-curable coatings and adhesives in China. These joint ventures are accounted for using the equity method of accounting. As the Company does not have the ability to exercise significant influence over the operating and financial policies of these joint ventures, they have not been consolidated and the Company’s share of net earnings are presented as Earnings from unconsolidated entities on the Consolidated Statements of Operations.

Foreign Currency Translations—Assets and liabilities of foreign affiliates are translated at the exchange rates in effect at the balance sheet date, and income and expenses are translated at average exchange rates during the year. The effect of translation is accounted for as an adjustment to Shareholder’s deficit and is included in Accumulated other comprehensive income (loss). Transaction gains and losses are included as a component of net income.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. The most significant estimates that are included in the financial statements are environmental remediation, legal liabilities, deferred tax assets and liabilities and related valuation allowances, income tax accruals, pension and postretirement assets and liabilities, valuation allowances for accounts receivable and inventories, general insurance liabilities, asset impairments, and fair values of assets acquired and liabilities assumed in business acquisitions. Actual results could differ from these estimates.

Cash and Equivalents—The Company considers all highly liquid investments that are purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2006 and 2005, the Company had interest-bearing time deposits and other cash equivalent investments of $7 and $29, respectively. They are included on the Consolidated Balance Sheets as a component of Cash and equivalents.

Allowance for Doubtful Accounts—The allowance for doubtful accounts is estimated using factors such as customer credit ratings and past collection history. Receivables are charged against the allowance for doubtful accounts when it is probable that the receivable will not be recovered.

Inventories—Inventories are stated at lower of cost or market using the first-in, first-out method. Costs include direct material, direct labor and applicable manufacturing overheads. Abnormal manufacturing costs are recognized as period costs and fixed manufacturing overheads are allocated based on normal production capacity. An allowance is provided for excess and obsolete inventories based on management’s review of inventories on-hand compared to the estimated future usage and sales. Inventories on the Consolidated Balance Sheets are presented net of an allowance for excess and obsolete of $13 and $15 at December 31, 2006 and 2005, respectively.

Deferred Expenses—Deferred financing costs are presented as a component of Other assets on the Consolidated Balance Sheets and are amortized over the life of the related debt or credit facility using the straight-line method because no installment payments are required. Upon extinguishment of any of the debt, the related debt issuance costs are written off. At December 31, 2006 and 2005, the Company’s unamortized deferred financing costs were $48 and $54, respectively. See Note 8.

Property and Equipment—Land, buildings and machinery and equipment are stated at cost less accumulated depreciation. Depreciation is recorded on the straight-line basis over the estimated useful lives of properties (the average estimated useful lives for buildings is 20 years and for machinery and equipment 15 years). Assets under capital leases are amortized over the lesser of their useful lives or the lease term. Major renewals and betterments are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. When property and equipment is retired or disposed of, the asset and related depreciation are removed from the accounts and any gain or loss is reflected in income. Depreciation expense was $157, $135 and $81 for the years ended December 31, 2006, 2005 and 2004, respectively. The Company capitalizes interest costs that are incurred during the construction of property and equipment.

Goodwill and Intangibles—The excess of purchase price over net tangible and identifiable intangible assets of businesses acquired is carried as Goodwill on the Consolidated Balance Sheets. The Company does not amortize goodwill or indefinite-lived intangible assets. Separately identifiable intangible assets that are used in the operations of the business (e.g., patents and technology, customer lists and contracts) are recorded at cost and reported as Other intangible assets on the Consolidated Balance Sheets. Intangible assets with determinable lives are amortized on a straight-line basis over the shorter of the legal or useful life of the assets, which range from 1 to 30 years. See Note 6.

Impairment—The Company reviews property and equipment and all amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability is based on estimated undiscounted cash flows. Measurement of the impairment loss, if any, is based on the difference between the carrying value and fair value. During the years ended December 31, 2006, 2005 and 2004, impairments of $12, $8 and $2 were included in Other non-operating expense, net on the Consolidated Statements of Operations.

The Company tests goodwill for impairment annually, or when events or changes in circumstances indicate an impairment may exist, by comparing the fair value of each reporting unit to its carrying value to determine if there is an indication that a potential impairment may exist. The Company employs a comparable analysis technique commonly used in the investment banking and private equity industries to estimate the values of its reporting units based on the EBITDA (earnings before interest, income taxes, depreciation and amortization) multiple technique. Under this technique, estimated values are the result of an EBITDA multiple derived from this process applied to an appropriate historical EBITDA amount. Measurement of the impairment loss, if any, is based upon the difference between the carrying value and fair value of the related reporting unit. At December 31, 2006 and 2005, the fair value of each reporting unit exceeded the carrying amount of assets (including goodwill) and liabilities assigned to the units.

General Insurance—The Company is generally insured for losses and liabilities for workers’ compensation, physical damage to property, business interruption and comprehensive general, product and vehicle liability under high-deductible insurance policies.

Legal Claims and Costs—The Company accrues for legal claims and costs in the period in which a claim is made or an event becomes known, if the amounts are probable and reasonably estimable. Each claim is assigned a range of potential liability, and the most likely amount is accrued. The amount accrued includes all costs associated with the claim, including settlements, assessments, judgments, fines and legal fees. See Note 10.

Environmental Matters—Accruals for environmental matters are recorded following the guidelines of Statement of Position 96-1, Environmental Remediation Liabilities, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Environmental accruals are reviewed on a quarterly basis and as events and developments warrant. See Note 10.

Asset Retirement Obligations—Asset retirement obligations are initially recorded at their estimated net present values in the period in which the obligation occurs, with a corresponding increase to the related long-lived asset. Over time, the liability is accreted to its settlement value and the capitalized cost is depreciated over the useful life of the related asset. When the liability is settled, a gain or loss is recognized for any difference between the settlement amount and the liability that was recorded.

Revenue Recognition—Revenue for product sales, net of estimated allowances and returns, is recognized as risk and title to the product transfer to the customer, which either occurs at the time shipment is made or upon delivery. In situations where product is delivered by pipeline, risk and title transfers when the product moves across an agreed-upon transfer point, which is typically the customers’ property line. Product sales delivered by pipeline are measured based on daily flow meter readings. The Company’s standard terms of delivery are included in its contracts of sale and on its invoices.

Shipping and Handling—Freight costs that are billed to customers are included in Net sales. Shipping costs are incurred to move the Company’s products from production and storage facilities to the customer. Handling costs are incurred from the point the product is removed from inventory until it is provided to the shipper and generally include costs to store, move and prepare the products for shipment. Shipping and handling costs are recorded in Cost of sales in the Consolidated Statements of Operations.

Research and Development Costs—Funds are committed to research and development activities for technical improvement of products and processes that are expected to contribute to future earnings. All costs associated with research and development are charged to expense as incurred. Research and development and technical service expense was $69, $61 and $30 for the years ended December 31, 2006, 2005 and 2004, respectively and is included in Selling, general & administrative expense in the Consolidated Statements of Operations.

Transaction Costs—The Company incurred Transaction costs totaling $20, $44 and $56 for the years ended December 31, 2006, 2005 and 2004, respectively. For the year ended December 31, 2006, these costs represent the write-off of previously deferred accounting, legal, and printing costs associated with the Company’s proposed IPO, of $15, and costs associated with terminated acquisition activities. For the year ended December 31, 2005, these costs represent accounting, consulting, legal and contract termination fees associated with the Hexion Formation. For the year ended December 31, 2004, these costs represent charges for accounting and legal fees, fees paid to Apollo, payments for cancellation of restricted stock and management bonuses pertaining to the acquisitions of Resolution Specialty and Borden Chemical.

Integration Costs—The Company incurred Integration costs totaling $57 and $13 for the years ended December 31, 2006 and 2005, respectively, primarily for redundancy and plant rationalization costs and incremental administrative costs from integration programs that resulted from the Hexion Formation and recent acquisitions. For the year ended December 31, 2006, $20 of these costs related to the implementation of a single, company-wide, management information and accounting system.

Income Taxes—The Company provides for income taxes in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, Accounting for Income Taxes. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of the assets and liabilities.

Deferred tax balances are adjusted to reflect tax rates, based on current tax laws, which will be in effect in the years in which temporary differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. See Note 15.

Derivative Financial Instruments—The Company is a party to forward exchange contracts, interest rate swaps, cross-currency swaps and natural gas futures to reduce its cash flow exposure to changes in foreign exchange rates, interest rates and natural gas prices. The Company does not hold or issue derivative financial instruments for trading purposes. All derivative financial instruments, whether designated in hedging relationships or not, are recorded on the Consolidated Balance Sheets at fair value. If a derivative financial instrument is designated as a fair-value hedge, the changes in the fair value of the derivative financial instrument and the hedged item are recognized in earnings. If the derivative financial instrument is designated as a cash-flow hedge, changes in the fair value of the derivative financial instrument are recorded in Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets, to the extent effective, and are recognized in the income statement when the hedged item impacts earnings. The cash flows from derivative financial instruments accounted for as hedges are classified in the same category as the item being hedged in the Consolidated Statements of Cash Flows. The Company documents effectiveness assessments in order to use hedge accounting at each reporting period. See Note 7.

Earnings Per Share—At the date of the Hexion Formation, the Company had 82,629,906 common shares outstanding (See Note 13). To calculate net loss per share, 82,629,906 was used as the number of weighted average shares outstanding for the years ended December 31, 2005 and 2004 because no new shares were issued from the merger of Resolution Performance, Resolution Specialty and Borden Chemical. This presentation reflects the post-merger capital structure of the Company for all periods on a consistent basis. For the year ended December 31, 2006, the number of weighted average shares was 82,583,068, which reflects the cancellation of 73,059 shares that were contributed by the Company’s parent in May 2006. The Company did not have any potentially dilutive instruments outstanding for any periods.

The Company’s earnings per share is calculated as follows for the years ended December 31:

	2006	2005	2004
Loss from continuing operations	$(95)	$(77)	$(105)
Deduct: Redeemable preferred stock accretion	(33)	(30)	—

Loss from continuing operations available to common shareholders	$(128)	$(107)	$(105)

Per share - Loss from continuing operations available to common shareholders	$(1.55)	$(1.30)	$(1.27)

Average number of common shares outstanding during the period - basic and diluted	82,583,068	82,629,906	82,629,906

Stock-Based Compensation—Effective January 1, 2005, the Company elected to adopt SFAS No. 123(R) (revised 2004), Share-Based Payment. Under the provisions of SFAS No. 123(R), stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period. As the Company was considered a nonpublic entity at the date of adoption that accounted for stock-based awards under APB No. 25, Accounting for Stock Issued to Employees, and applied the minimum value method for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation, the Company was required to apply the prospective transition method. As such, the Company applies this statement to any new awards and to any awards that have been modified, repurchased or cancelled since January 1, 2005. As of December 31, 2006, all outstanding awards are accounted for under SFAS No. 123(R). See Note 14.

Following is the required reconciliation of reported and pro forma net loss and loss per share under SFAS 148 for the year ended December 31, 2004:

Net loss, as reported	$(105)

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	8
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(6)

Pro forma net loss	$(103)

Average number of common shares outstanding—basic and diluted	82,629,906
Per share, as reported (basic and diluted)	$(1.27)
Per share, pro forma (basic and diluted)	$(1.25)

To determine pro forma compensation cost for the plans for the year ended December 31, 2004 in accordance with SFAS No. 123(R), the fair value of each option grant was estimated at the date of the grant using the minimum value method and the Black-Scholes options pricing model with the following assumptions for each of the Company’s respective plans:

	Resolution Performance	Resolution Specialty	Borden Chemical
Risk-free weighted average interest rate	4.50%	3.90%	3.54%
Dividend rate	0%	0%	0%
Expected life	7.0 years	6.3 years	5.0 years
Estimated fair value of option grants (a)	$—	$0.77	$1.01

Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk are primarily temporary cash investments and accounts receivable. The Company places its temporary cash investments with high quality institutions and, by policy, limits the amount of credit exposure to any one institution. Concentrations of credit risk for accounts receivable are limited due to the large number of customers in the Company’s customer base and their dispersion across many different industries and geographies. The Company generally does not require collateral or other security to support customer receivables.

Concentrations of Supplier Risk—The Company relies on long-term agreements with key suppliers for most of its raw materials. The loss of a key source of supply or a delay in shipments could have an adverse effect on its business. Should any of the suppliers fail to deliver or should any of the key long-term supply contracts be cancelled, the Company would be forced to purchase raw materials at current market prices. One supplier provides over 10% of certain raw material purchases. In addition, several of the feedstocks at various facilities are transported through a pipeline from one supplier.

Reclassifications—Certain prior period balances have been reclassified to conform with current presentations.

Recently Issued Accounting Standards

In June 2006, FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 was issued. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007. The interpretation requires the cumulative effect of applying FIN 48 to be reflected as an adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement establishes a standard definition of fair value, establishes a framework under generally accepted accounting principles to measure fair value and expands disclosure requirements for fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of the statement on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS 158 requires employers to recognize the funded status of each single employer defined benefit pension and postretirement plan and of postemployment benefits as an asset, in the case of overfunded plans, or a liability for unfunded or underfunded plans, in the balance sheet. Upon the adoption of SFAS 158, accumulated previously unrecognized actuarial gains and losses and prior service costs and credits are reported as a component of Accumulated other comprehensive income (loss) in Shareholders’ deficit, net of their related income tax effect.

Amortization of these amounts are included in the income statement, and other incremental changes in these amounts not recognized in the income statement in the year in which they arise, are recognized as changes in Accumulated other comprehensive income (loss) as they occur. The Statement requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The requirement to recognize the funded status of defined benefit pension and postretirement plans is effective for fiscal years ending after December 15, 2006 for companies with publicly traded stock, and June 15, 2007 for all other companies. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for the fiscal years ending after December 15, 2008. The Company elected to adopt this standard at December 31, 2006. See Note 12 for details of the impact of adoption on the Consolidated Balance Sheets.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with earlier adoption encouraged. The adoption of this standard had no impact on the Company.

3. Acquisitions and Divestitures

Acquisitions

The Company accounts for acquisitions using the purchase method of accounting. As required under this method, results of operations of the acquired entities have been included from the date of acquisition, and any excess of purchase price over the sum of amounts assigned to identified assets and liabilities has been recorded as goodwill. Fair values are based upon preliminary appraisals, internal studies and analyses and are subject to final adjustments.

On January 31, 2006, the Company completed the purchase of the decorative coatings and adhesives business unit of The Rhodia Group (the “Coatings Acquisition”). The business had 2005 sales of approximately $200 and has eight manufacturing facilities in Europe and Asia Pacific. On June 1, 2006, the Company acquired the ink and adhesive resins business of Akzo Nobel (the “Inks Acquisition”). The business had 2005 sales of approximately $215 and has ten manufacturing facilities in Europe, Asia Pacific, North America and South America. The aggregate purchase price, net of cash acquired, for the acquisitions in 2006, including related direct costs, was $201. The pro forma effects of the acquisitions were not material. On October 20, 2006, an application was filed by certain of Hexion’s customers with the Court of First Instance to annul the European Commission’s decision permitting the Inks Acquisition. The Commission has asked the Company to intervene and support the defense of the Commission’s decision to permit the acquisition. The Company is currently evaluating the potential impact of this matter.

On February 1, 2007, the Company acquired the adhesives and resins business of Orica Limited in Australia and New Zealand to increase the Company’s formaldehyde-based resins capacity in the Asia-Pacific region. The business had 2006 sales of approximately $85 and has three manufacturing facilities. The purchase price, not including transaction fees and expenses, was approximately $60. The purchase price is subject to certain post-closing adjustments based on the amount of working capital as of the closing date. This acquisition and the related transaction fees and expenses were financed through borrowings by the Company’s Australian subsidiary.

Divestitures

On March 31, 2006, the Company sold Alba Adesivos Industria e Comercio Ltda. (“Alba Adesivos”), a consumer adhesives company based in Boituva, Brazil (the “Brazilian Consumer Divestiture”). Alba Adesivos is a producer of branded consumer and professional grade adhesives. The company had 2005 sales of $38 and approximately 140 employees. Due to the Company’s significant continuing involvement in the operations of Alba Adesivos as a result of a tolling agreement, the sale does not qualify for presentation as a discontinued operation. On March 31, 2006, the Company also completed the sale of its remaining 10% interest in Japan Epoxy Resin Co., Ltd., to its joint venture partner. The joint venture interest was accounted for using the cost method. On June 1, 2006, the Company completed the sale of an additional 5% interest in HAI. At December 31, 2006, the Company’s remaining ownership in HAI is 60%. The Company recognized gains totaling $39 ($33 on an after tax basis) related to these divestitures that are included in Other operating income, net for the year ended December 31, 2006.

4. Discontinued Operations

On August 1, 2006, the Company sold its Taro Plast S.p.A. business (“Taro Plast”). Taro Plast was acquired in the Bakelite Acquisition and was formerly reported in the Epoxy and Phenolic Resins segment. Accordingly, Taro Plast has been reported as a discontinued operation for all periods presented. The aggregate carrying value of the discontinued business was $14 at December 31, 2005. Taro Plast has been classified separately in the Consolidated Financial Statements at and for the year December 31, 2005 as discontinued operations. The major classes of assets and liabilities of discontinued operations included in the Consolidated Balance Sheet at December 31, 2005 follow:

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

Net sales and loss from discontinued operations in the Consolidated Statements of Operations for the years ended December 31 related to the Taro Plast sale follow:

	2006	2005
Net sales	$28	$28
Loss from discontinued operations	(14)	(1)

Loss from discontinued operations for the year ended December 31, 2006 includes an impairment charge of $13 for the amount by which the carrying amount of the net assets of Taro Plast exceeded the selling price. As the Company is party to a participation exemption, there was no tax benefit on the capital loss for the year ended December 31, 2006.

In 1998, pursuant to a merger and recapitalization transaction sponsored by The Blackstone Group (“Blackstone”) and financing arranged by The Chase Manhattan Bank, Borden Decorative Products Holdings, Inc. (“BDPH”), a wholly owned subsidiary of the Company, was acquired by Blackstone, which subsequently merged with Imperial Wallcoverings to create Imperial Home Décor Group (“IHDG”). The Company received $309 in cash and 11% of IHDG common stock for its interest in BDPH. On January 5, 2000, IHDG filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. IHDG emerged from bankruptcy in April 2001. The IHDG Litigation Trust (the “Trust”) was created pursuant to the plan of reorganization in the IHDG bankruptcy to pursue preference and other avoidance claims on behalf of the unsecured creditors of IHDG. In November 2001, the Trust filed a lawsuit against the Company and certain of its affiliates seeking to have the IHDG transaction voided as a fraudulent conveyance and asking for a judgment against the Company for $314 plus interest, costs and attorney fees. On June 8, 2005, the Company reached an agreement with the parties to settle and release all claims against the Company for $15. This amount was subsequently paid by the Company in July 2005. As the settlement directly related to a divested business that was accounted for as a discontinued operation in 1997, the Company included the settlement cost in Loss from discontinued operations in its Consolidated Statement of Operations for the year ended December 31, 2005.

In 1996 and 1997, the Company sold its Dairy and Foods businesses. Both disposals were accounted for as discontinued operations in those years. In 2005, the Company received a $6 settlement from a class action suit related to raw material purchases by the divested businesses between July 21, 1991 and June 30, 1995. Because the settlement was related to the previously divested businesses, the Company included the settlement proceeds in Loss from discontinued operations in its Consolidated Statement of Operations for the year ended December 31, 2005.

Losses from discontinued operations are recorded in the Consolidated Statements of Operations net of tax; however, because the Company has a full valuation allowance on its domestic deferred tax assets and is unable to realize an income tax benefit from these losses, the corresponding benefit has been offset by a full valuation allowance.

5. Related Party Transactions

Administrative Service, Management and Consulting Arrangements

In connection with their respective acquisitions by Apollo, Resolution Performance, Resolution Specialty and Borden Chemical entered into certain management, consulting and transaction fee agreements with Apollo and its affiliates to provide certain structuring and advisory services. These agreements allowed Apollo and its affiliates to provide certain advisory services to the companies for terms up to ten years. These companies also agreed to indemnify Apollo and its affiliates and their directors, officers and representatives for potential losses relating to the services contemplated under these agreements. In addition, upon the closing of the Resolution Specialty and Borden Chemical transactions in the third quarter of 2004, the Company paid $12 for transaction and advisory services, and reimbursed expenses of $1. Prior to the Hexion Formation, on May 31, 2005, Resolution Performance and Resolution Specialty terminated their agreements with Apollo, thereby releasing any and all obligations and liabilities by all parties under the respective agreements. In consideration of the terminations, Resolution Performance and Resolution Specialty paid Apollo $4 and $7, respectively. These amounts are included in Transaction costs in the Company’s Consolidated Statements of Operations for the year ended December 31, 2005.

At the time of the Hexion Formation, the Company entered into a seven-year, amended and restated version of the former Borden Chemical management consulting agreement with Apollo (the “Amended Management Consulting Agreement”). The terms of the Amended Management Consulting Agreement currently provide for annual fees of approximately $3 and for a lump-sum settlement equal to the net present value of the remaining annual management fees payable under the remaining term of the agreement in connection with a sale of the Company or an IPO.

Under the agreements in effect during the years ended December 31, 2006, 2005 and 2004, the Company paid fees of $3, $4 and $2, respectively. The 2003 management fee of less than $1 was paid in 2005. These amounts are included in Other operating expense in the Company’s Consolidated Statements of Operations.

In connection with the Bakelite Transaction, in exchange for deal structuring and negotiating provided by Apollo, the Company made payments to Apollo in the amount of $4. These amounts were direct costs of the acquisition and were capitalized as part of the purchase.

Other Transactions and Arrangements

The Company sells finished goods to a former unconsolidated joint venture of the Company and certain Apollo affiliates. These sales totaled $9, $25 and $11 for the years ended December 31, 2006, 2005 and 2004, respectively. Accounts receivable from these affiliates were $1 and $2 at December 31, 2006 and 2005, respectively. The Company also purchases raw materials and services from certain Apollo affiliates. These purchases totaled $10, $12 and $12 for the years ended December 31, 2006, 2005 and 2004. The Company had accounts payable to Apollo affiliates of less than $1 at December 31, 2006 and 2005 related to these purchases.

When Borden Chemical was acquired in 2004, Borden Chemical paid transaction-related costs of $9 on behalf of BHI Investment LLC, $22 on behalf of BW Holdings, LLC and shared deal incentive costs of $14. These amounts are included in Transaction costs in the Company’s Consolidated Statement of Operations for the year ended December 31, 2004.

During 2006, the Company assumed the non-qualified pension liabilities of Borden Capital Inc., an affiliate, for a payment of $2, which approximated the book value of the liabilities.

6. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2006 and 2005 are as follows:

	Epoxy and Phenolic Resins	Formaldehyde and Forest Products	Performance Products	Coatings and Inks	Total
Goodwill balance at December 31, 2004	$11	$23	$17	$—	$51
Acquisitions	96	20	—	7	123
Discontinued operations	(5)	—	—	—	(5)
Foreign currency translation	(4)	—	(1)	—	(5)

Goodwill balance at December 31, 2005	$98	$43	$16	$7	$164
Acquisitions	—	9	—	11	20
Purchase accounting adjustments	2	—	—	—	2
Foreign currency translation	5	1	1	—	7

Goodwill balance at December 31, 2006	$105	$53	$17	$18	$193

The Company’s intangible assets with identifiable useful lives consist of the following as of December 31:

	2006			2005
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets:
Patents and technology	$118	$33	$85	$114	$28	$86
Customer lists and contracts	77	18	59	60	14	46
Other	21	1	20	32	3	29

	$216	$52	$164	$206	$45	$161

The Company has $15 of tradenames at December 31, 2006 and 2005 with indefinite lives. The impact of foreign currency translation is included in accumulated amortization.

Total intangible amortization expense for the years ended December 31, 2006, 2005 and 2004 was $14, $12 and $5, respectively.

Estimated annual intangible amortization expense for 2007 through 2011 is as follows:

2007	$15
2008	14
2009	12
2010	12
2011	12

7. Financial Instruments

The following tables present the carrying or notional amounts and fair values of the Company’s financial instruments at December 31, 2006 and 2005. The fair value of a financial instrument is the estimated amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair values of debt are determined from quoted market prices, where available, based on other similar financial instruments, or based upon interest rates that are currently available to the Company for the issuance of debt with similar terms and maturities.

The following table includes the carrying amount and fair value of the Company’s non-derivative financial instruments as of December 31:

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt	$3,392	$3,354	$2,341	$2,306

The carrying amounts of cash and equivalents, accounts receivable, accounts payable and other accruals are considered reasonable estimates of their fair values because of the short-term maturity of these financial instruments.

The following table summarizes the Company’s derivative financial instruments as of December 31:

	2006				2005
	Average Days To Maturity	Average Contract Rate	Notional Amount	Fair Value Asset (Liability)	Average Days to Maturity	Average Contract Rate	Notional Amount	Fair Value Asset (Liability)
Currency to Sell for Euros
U.S. dollars (1)	59	1.3228	27	—	27	1.1890	45	—
U.S. dollars (1)	639	1.2038	286	(29)	990	1.2038	289	5
British pound (1)	—	—	—	—	90	0.6987	41	(1)
U.S. dollars (1)	—	—	—	—	60	1.2122	3	—
U.S. dollars (2)	—	—	—	—	122	1.2031	24	—
Interest Rate Swap
Interest swap	913	—	1,000	(5)	—	—	—	—
Commodity Future Contracts
Natural gas futures	—	—	5	—	—	—	3	1

(1)	Forward contracts
(2)	Deal contingent forward contract (for a pending acquisition)

At December 31, 2006, the Company had derivative losses of $34 that were classified as Other current liabilities. At December 31, 2005, the Company had derivative losses of $1 that were classified as Other current liabilities and derivative gains of $5 that were classified as Other current assets. Gains and losses are recognized on a quarterly basis in the Consolidated Statements of Operations. The Company does not hold or issue derivative financial instruments for trading purposes.

Foreign Exchange and Interest Rate Swaps

International operations account for a significant portion of the Company’s revenue and operating income. The Company’s policy is to reduce foreign currency cash flow exposure from exchange rate fluctuations by hedging anticipated and firmly committed transactions when it is economically feasible. The Company periodically enters into forward contracts to buy and sell foreign currencies to reduce foreign exchange exposure and protect the U.S. dollar value of certain transactions to the extent of the amount under contract. These contracts are designed to minimize the impact from foreign currency exchange on operating income and on certain balance sheet items. The counter-parties to our forward contracts and interest rate swap agreements are financial institutions with investment grade ratings. The Company does not apply hedge accounting to these derivative instruments.

The Company periodically uses interest rate swaps to alter interest rate exposures between fixed and floating rates on certain long-term debt. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated using an agreed-upon notional principal amount.

On May 10, 2006, the Company entered into interest rate swap agreements with two counterparties. The swaps are three-year agreements designed to offset cash flow variability associated with interest rate fluctuations on the Company’s variable rate debt. The initial aggregate notional amount of the swaps is $1,000, which is amortized on a quarterly basis based on expected payments on the Company’s term loan to effectively maintain a fixed to variable debt ratio of approximately 65% fixed to 35% variable. As a result of the interest rate swaps, the Company pays a fixed rate equal to approximately 7.9% per year and receives a variable rate based on the terms of the underlying debt. The Company accounts for the swaps as qualifying cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138 and SFAS No. 149. Any hedge ineffectiveness is included in Interest expense, net on the Consolidated Statements of Operations.

As a result of the debt refinancing in November 2006, the Company entered into an additional interest rate swap in January 2007, with an initial notional amount of $300 which, combined with the swaps entered into in May 2006, will effectively maintain a fixed interest rate on between 60% and 70% of the Company’s total debt. This swap becomes effective in 2008.

Effective October 11, 2005, the Company entered into a $289 cross-currency and interest rate swap agreement structured for a non-U.S. subsidiary’s $290 U.S. dollar denominated floating rate term loan. The initial notional amount of $289 amortized quarterly based on the terms of the loan. The swap is a three-year agreement designed to offset balance sheet and interest rate exposures and cash flow variability associated with the exchange rate fluctuations on the term loan. The euro to U.S. dollar exchange rate under the swap agreement is 1.2038. The Company pays a variable rate equal to Euribor plus 271 basis points. The Company receives a variable rate equal to the U.S. dollar LIBOR plus 250 basis points. The amount the Company receives under this agreement is approximately equal to the non-U.S. subsidiary’s interest rate on its $290 term loan. The net impact of this interest rate swap was a decrease in the Company’s interest expense of $4 and $1 for the years ended December 31, 2006 and 2005, respectively. The Company paid a weighted average interest rate of 5.91% and 4.89% and received a weighted average interest rate of 7.35% and 6.61% in 2006 and 2005, respectively.

Deal Contingent Forwards

On December 6, 2005, the Company entered into a foreign currency forward position of $24 to purchase euros with U.S. dollars at a rate of 1.2031. The contract was contingent on the close of the Inks Acquisition. As a result of the Inks Acquisition on June 1, 2006, the Company settled the forward contract and recognized a gain of $1. The purpose of the hedge was to mitigate the risk of foreign currency exposure related to the pending transaction. The Company did not apply hedge accounting to this forward contract.

Commodity Future Contracts

The Company is exposed to price fluctuations associated with raw materials purchases, most significantly with methanol, phenol, urea, acetone, propylene and chlorine. For these commodity raw materials, the Company has purchase contracts in place that contain periodic price adjustment provisions. The Company also adds selling price provisions to certain customer contracts that are indexed to publicly available indices for the associated commodity raw materials. The Board of Directors approves all commodity futures and commodity commitments based on delegation of authority documents.

The Company hedges a portion of its natural gas purchases for certain North American plants. The Company used futures contracts to hedge 76% and 66% of its 2006 and 2005 natural gas usage at these plants, respectively. The contracts are settled for cash each month based on the closing market price on the last day the contract trades on the New York Mercantile Exchange. Commitments settled under these contracts totaled $8 and $5 in 2006 and 2005, respectively. The Company does not apply hedge accounting to these future contracts. The Company recorded a net loss of $1 in 2006 and a gain of $2 in 2005 for these commitments, which are recognized each month as the gas is used. Remaining obligations are marked to market on a quarterly basis. The Company had future commitments under these contracts of $5 and $3 at December 31, 2006 and 2005, respectively, and recorded an unrealized loss of less than $1 at December 31, 2006 related to future commitments.

8. Debt and Lease Obligations

Debt outstanding at December 31 is as follows:

	2006		2005
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
Revolving Credit Facilities due 2011 at 9.3% at December 31, 2006	$23	$—	$—	$—
Senior Secured Notes:
Floating rate second-priority senior secured notes due 2014 at 9.9% at December 31, 2006	200	—	—	—
9.75% Second-priority senior secured notes due 2014	625	—	—	—
8% Senior secured notes due 2009 (includes $1 of unamortized debt premium at December 31, 2005) (a)	—	—	141	—
9.5% Senior second secured notes due 2010 (includes $2 of unamortized debt premium at December 31, 2005)(a)	—	—	202	—
9% Second-priority senior secured notes due 2014	—	—	325	—
Floating rate second-priority senior secured notes due 2010 at 9.8% at December 31, 2005 (includes $2 of unamortized debt discount at December 31, 2005)	—	—	298	—
Credit Agreements:
Floating rate term loans due 2012 at 6.2% at December 31, 2005	—	—	493	5
Floating rate term loans due 2013 at 7.9% at December 31, 2006	1,975	20	—	—
Debentures:
9.2% debentures due 2021	115	—	115	—
7.875% debentures 2023	247	—	247	—
8.375% sinking fund debentures due 2016	78	—	78	—
13.5% Senior subordinated notes due 2010 (includes $8 of unamortized debt premium at December 31, 2005) (a)	—	—	336	—
Other Borrowings:
Industrial Revenue Bonds due 2009 at 10%	34	—	34	—
Capital Leases	11	—	11	1
Other at 6.2% and 5.6% at December 31, 2006 and 2005, respectively	18	46	23	32

Total debt	$3,326	$66	$2,303	$38

(a)	December 31, 2005 balance includes purchase accounting adjustments as a result of the acquisition of minority interests. These adjustments have been reflected as unamortized debt premiums.

Senior Secured Credit Facilities and Senior Secured Notes

In May 2006, the Company amended and restated its senior secured credit facilities. The seven-year $1,625 term loan facility, seven-year $50 synthetic letter of credit facility (“LOC”), and five-year $225 revolving credit facility (collectively, the “May 2006 Senior Secured Credit Facilities”), are each subject to an earlier maturity date, on any date that more than $200 in the aggregate principal amount of certain of the Company’s debt will mature within 91 days of that date. Repayment of 1% total per year of the term loan and LOCs must be made (in the case of the term loan facility, quarterly, and in the case of the LOC, annually) with the balance payable at the final maturity date. Further, the Company may be required to make additional repayments on the term loan, upon specific events, or, beginning in 2008, if excess cash flow is generated.

In November 2006, the Company amended and restated the May 2006 Senior Secured Credit Facilities. The amended and restated credit facilities provide for a seven-year $2,000 term loan facility and a seven-year $50 synthetic letter of credit facility, with the term of these facilities beginning May 2006, and continued access to the five-year $225 revolving credit facility (collectively, the “New Senior Senior Secured Credit Facilities”).

The interest rates for term loans to the Company under the New Senior Secured Credit Facilities are based on, at the Company’s option, (a) adjusted LIBOR plus 2.50% or (b) the higher of (i) JPMorgan Chase Bank, N.A.’s (JPMCB) prime rate or (ii) the Federal Funds Rate plus 0.50%, in each case plus 1.00%. Term loans to the Company’s Netherlands subsidiary are at the Company’s option, (a) EURO LIBOR plus 2.50% or (b) the rate quoted by JPMCB as its base rate for those loans plus 1.00%. The weighted average interest rate on the term loans in effect at December 31, 2006 was approximately 7.9%.

The New Senior Secured Credit Facilities have commitment fees (other than with respect to the LOC) equal to 0.50% per year of the unused line plus a fronting fee of 0.25% of the aggregate face amount of outstanding letters of credit. The LOC has a commitment fee of 0.10% per year. Available borrowings under the New Senior Secured Credit Facilities was $189 at December 31, 2006.

Certain Company subsidiaries guarantee obligations under the New Senior Secured Credit Facilities. The New Senior Secured Credit Facilities are secured by the assets of the Company and the subsidiary guarantors, subject to certain exceptions.

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

At December 31, 2006 and 2005, the Company was in compliance with all of the financial covenants and restrictions that were contained in the indentures that govern its notes and credit facilities.

When the Company entered into the May 2006 Senior Secured Credit Facilities, it repaid all of the amounts that were outstanding under its May 2005 term loan and synthetic letter of credit facilities. In addition, the Company repurchased or redeemed all of its outstanding 8% Senior secured notes, 9.5% Senior Second secured notes, 13.5% Senior subordinated notes and Redeemable Preferred Stock (See Note 11).

In addition to entering into the New Senior Secured Credit Facilities, in November 2006, through the Company’s wholly owned finance subsidiaries, Hexion U.S. Finance Corp. and Hexion Nova Scotia Finance, ULC, the Company sold $200 of Floating rate second-priority senior secured notes due 2014 and $625 of 9.75% Second-priority senior secured notes due 2014 (the “New Senior Secured Notes”). The net proceeds from the New Senior Secured Credit Facilities and the New Senior Secured Notes were used to repurchase or redeem all of the outstanding Floating rate second-priority notes dues 2010 and 9% Second-priority senior secured notes. In addition, the Company used $480 of the proceeds to fund a common stock dividend to its parent (See Note 13).

For the year ended December 31, 2006, the Company recognized a loss on the extinguishment of debt related to its 2006 refinancing activities of $121, consisting of redemption costs net of debt premiums and the write-off of deferred financing costs. In addition, the Company incurred financing costs of $38, which are included within Other assets on the Consolidated Balance Sheets and will be amortized over the life of the related debt.

Debentures

	Origination Date	Interest Payable	Early Redemption
9.2% debentures due 2021	March 1991	March 15 September 15	None
7.875% debentures due 2023	May 1993	February 15 August 15	None
8.375% Sinking fund debentures due 2016	April 1986	April 15 October 15	April 2006

Other Borrowings

The $34 Parish of Ascension Industrial Revenue Bonds (IRBs) are related to the purchase, construction and installation of air and water pollution control equipment at facilities that are no longer owned by the Company. The tax-exempt status of the IRBs is based on there being no change in the use of the facilities, as defined by the Internal Revenue Code. The Company continues to monitor the use of the facilities by the current owner. If a change in use were to occur, the Company could be required to take remedial action, including redeeming all of the bonds.

In addition, the Company finances certain insurance premiums. Short-term borrowings under this arrangement include $13 and $9 at December 31, 2006 and 2005, respectively.

The Company’s capital leases are included in debt on the Consolidated Balance Sheets and range from one to forty-nine year terms for vehicles, equipment, pipeline, land and buildings. The Company’s operating leases consist primarily of vehicles, equipment, tank cars, land and buildings.

Aggregate maturities of total debt, minimum annual rentals under operating leases, and minimum payments under capital leases at December 31, 2006, for the Company are as follows:

Year	Debt	Minimum Payments Under Capital Leases	Minimum Rentals Under Operating Leases
2007	$66	$—	$29
2008	36	1	22
2009	55	—	18
2010	21	3	13
2011	43	—	9
2012 and beyond	3,160	7	29

	$3,381	$11	$120

Rental expense under operating leases amounted to $28, $27 and $15 in the years ended December 31, 2006, 2005 and 2004, respectively.

9. Guarantees, Indemnifications and Warranties

Standard Guarantees / Indemnifications

In the ordinary course of business, the Company enters into a number of agreements that contain standard guarantees and indemnities where the Company may indemnify another party for, among other things, breaches of representations and warranties. These guarantees or indemnifications are granted under various agreements, including those governing (i) purchases and sales of assets or businesses, (ii) leases of real property, (iii) licenses of intellectual property, (iv) long-term supply agreements, (v) employee benefits services agreements and (vi) agreements with public authorities on subsidies for designated research and development projects. These guarantees or indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords or lessors in lease contracts, (iii) licensors or licensees in license agreements, (iv) vendors or customers in long-term supply agreements, (v) service providers in employee benefits services agreements and (vi) governments or agencies subsidizing research or development. In addition, the Company guarantees some of the payables of its subsidiaries to purchase raw materials in the ordinary course of business.

These parties may also be indemnified against any third party claim resulting from the transaction that is contemplated in the underlying agreement. Additionally, in connection with the sale of assets and the divestiture of businesses, the Company may agree to indemnify the buyer for liabilities related to the pre-closing operations of the assets or businesses sold. Indemnities for pre-closing operations generally include tax liabilities, environmental liabilities and employee benefit liabilities that are not assumed by the buyer in the transaction.

Indemnities related to the pre-closing operations of sold assets normally do not represent additional liabilities to the Company, but simply serve to protect the buyer from potential liability associated with the Company’s existing obligations at the time of sale. As with any liability, the Company has accrued for those pre-closing obligations that it considers to be probable and reasonably estimable. The amounts recorded at December 31, 2006 are not significant.

While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless they are subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that the Company could be required to make under its guarantees, nor is the Company able to estimate the maximum potential amount of future payments to be made under these guarantees because the triggering events are not predictable. With respect to some of these guarantees, the Company maintains limited insurance coverage that mitigates the potential payments that may be required to be made.

Warranties

The Company does not make express warranties on its products, other than that they comply with the Company’s specifications; therefore, the Company does not record a warranty liability. Adjustments for product quality claims are not material and are charged against net sales.

10. Commitments and Contingencies

Environmental Matters

Because the Company’s operations involve the use, handling, processing, storage, transportation and disposal of hazardous materials, the Company is subject to extensive environmental regulation at the federal, state and local levels as well as foreign laws and regulations, and is therefore exposed to the risk of claims for environmental remediation or restoration. In addition, violations of environmental laws or permits may result in restrictions being imposed on operating activities, substantial fines, penalties, damages or other costs, any of which could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

The Company has recorded liabilities of $40 at December 31, 2006 and 2005 for 68 locations (70 at December 31, 2005) for all probable environmental remediation, indemnification and restoration liabilities. At December 31, 2006 and 2005, $8 has been included in Other current liabilities in the Consolidated Balance Sheets with the remaining amounts included in Other long-term liabilities. These amounts include estimates of unasserted claims the Company believes are probable of loss and reasonably estimable. Based on the factors discussed below and currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may fall within a range of $25 to $75, in the aggregate, at December 31, 2006. This estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of this range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if the underlying facts or circumstances change, the final outcome could differ materially from these estimates.

Following is a more detailed discussion of the Company’s environmental liabilities and related assumptions at December 31, 2006:

BCP Geismar Site—The Company formerly owned a basic chemicals and polyvinyl chloride business which was taken public as Borden Chemicals and Plastics Operating Limited Partnership (“BCPOLP”) in 1987. Borden Chemical retained a 1% interest and the general partner interest, which were held by its subsidiary, BCP Management (“BCPM”). Borden Chemical also retained the liability for certain environmental matters after BCPOLP’s formation. Under a Settlement Agreement approved by the United States Bankruptcy Court for the District of Delaware among Borden Chemical, BCPOLP, BCPM, the United States Environmental Protection Agency and the Louisiana Department of Environmental Quality, Borden Chemical agreed to perform some of BCPOLP’s obligations for environmental conditions at BCPOLP’s Geismar, Louisiana site. These obligations are for soil and groundwater contamination at the Geismar site. The Company bears the sole responsibility for these obligations, as there are no other potentially responsible parties (“PRPs”) or third parties from which the Company can seek reimbursement, and no additional insurance recoveries are expected.

A groundwater pump and treat system for the removal of contaminants is operational, and natural attenuation studies are proceeding. The Company has performed extensive soil and groundwater testing. Regulatory agencies are reviewing the current findings and remediation efforts. If closure procedures and remediation systems prove to be inadequate, or if additional contamination is discovered, this could result in the costs approaching the higher end of the range of possible outcomes that are discussed below.

The Company has recorded a liability of $19 and $20 at December 31, 2006 and 2005, respectively, for the BCP Geismar site. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs for this site may fall within a range of $11 to $28, depending on the factors discussed above. Due to the long-term nature of this project, the reliability of timing and the ability to estimate remediation payments, a portion of this liability was recorded at its net present value, assuming a 3% discount rate and a time period of thirty years, and the range of possible outcomes is discounted in a similar manner. The undiscounted liability is approximately $24 over thirty years, assuming aggregate payments of $7 are paid ratably between 2007 and 2011.

Superfund Sites / Offsite Landfills—The Company is currently involved in environmental remediation activities at 33 sites (29 at December 31, 2005) for which it has been notified that it is, or may be, a PRP under the United States Comprehensive Environmental Response, Compensation and Liability Act or similar state “superfund” laws. The Company has recorded a liability of $9 at December 31, 2006 and 2005 related to these sites. The Company anticipates that approximately 40% of this liability will be paid within the next five years, with the remaining payments occurring over the next twenty-five years. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may be as low as $6 or as high as $17, in the aggregate. The Company generally does not bear a significant level of responsibility for these sites, and therefore, has little control over the costs and timing of cash flows. At 19 of the 33 sites, the Company’s share is less than 1%. At the remaining 14 sites, where the Company’s share exceeds 1%, the Company’s recorded liability was $6 and $7 at December 31, 2006 and 2005, respectively. To estimate both its current reserves for environmental remediation at these sites and the possible range of additional costs, the Company has assumed that it will not bear the entire cost of remediation of every site to the exclusion of other known PRPs who may be jointly and severally liable. The Company has limited information to assess the viability of other PRPs and their probable contribution on a per site basis. The range of possible outcomes also takes into account the maturity of each project, which results in a more narrow range as the project progresses. The Company’s ultimate liability will depend on many factors including its volumetric share of waste, the financial viability of other PRPs, the remediation methods and technology used, the amount of time necessary to accomplish remediation, and the availability of insurance coverage. The Company’s insurance provides very limited, if any, coverage for these environmental matters.

Sites Under Current Ownership—The Company is conducting environmental remediation at 12 locations (15 at December 31, 2005) currently owned by the Company, of which three sites are no longer operating. There are no other parties responsible for remediation at these sites. Much of the remediation is being performed by the Company on a voluntary basis; therefore, the Company has greater control over the costs to be incurred and the timing of cash flows. The Company has accrued $7 at December 31, 2006 and 2005 for remediation and restoration liabilities at these locations. The Company anticipates that approximately $3 of these liabilities will be paid within the next three years, with the remaining amounts paid over the next ten years. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with these sites may fall within a range of $5 to $13, in the aggregate. The factors influencing the ultimate outcome include the methods of remediation to be elected, the conclusions and assessment of site studies remaining to be completed and the time period required to complete the work.

Other Sites—The Company is conducting environmental remediation at 10 locations that it formerly owned. The Company has accrued $3 at December 31, 2006 and 2005 for remediation and restoration liabilities at these locations. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with these sites may fall within a range of $2 to $13, in the aggregate. The primary drivers in determining the final costs to the Company on these matters are the method of remediation selected and the level of participation of third parties.

In addition, the Company is responsible for 11 sites (14 at December 31, 2005) that require monitoring where no additional remediation is expected and has also established accruals for other related costs, such as fines and penalties. The Company has accrued $2 and $1 at December 31, 2006 and 2005, respectively, related to these sites. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with these sites may fall within a range of $1 to $4, in the aggregate. Payment of these liabilities is anticipated to occur over the next ten years. The ultimate cost to the Company will be influenced by any variations in projected monitoring periods or by findings that are better or worse than anticipated findings.

Borden Chemical formerly operated the Smith Douglass fertilizer business, which included a phosphate processing operation in Manatee County, Florida and an animal food processing operation in Hillsborough County, Florida. Both operations were sold in 1980. The EPA sent the Company and another former owner of the Manatee County facility a request for $0.1 relating to oversight costs incurred when the site was abandoned by its current owner. The Company is disputing the charge. The Company is aware that state and federal environmental agencies have taken measures to prevent the off-site release of water from rainfall that accumulated in the drainage ditches and lagoons surrounding the gypsum piles located on this site. The Company is aware that the current owner of the Hillsborough County site ceased operations in March 2004 and is working with governmental agencies to effect closure of that site. At this time, the Company has received an information request from the EPA but has not received any demands from any governmental agencies or others regarding the closure and environmental cleanup at this site, which the Company believes is the responsibility of the current owner. While it is reasonably possible that some costs could be incurred for these sites, the Company has inadequate information to enable it to estimate a potential range of liability, if any.

As a result of the Bakelite Acquisition, the Company acquired a site in Duisburg, Germany with significant soil and groundwater contamination beneath a facility that is shared with Rütgers Chemicals AG (“Rütgers”). Rütgers is in discussions with the local authorities concerning a proposed remediation plan; however, the scope and extent of that plan and the costs of its possible implementation are not yet reasonably estimable. Rütgers has contractually agreed to indemnify the Company for this matter until 2025, subject to certain exceptions and limitations. Management believes that it is unlikely that the Company will have to take extensive actions for remediation. While it is reasonably possible some costs could be incurred related to this site, the Company has inadequate information to enable it to estimate a potential range of liability, if any.

The Company has entered into environmental indemnification agreements with each of the sellers in the Bakelite Transaction, Resolution Performance Transaction, Resolution Specialty Transaction and the Coatings Acquisition. Under the terms of the Coatings Acquisition agreement, the seller will generally indemnify the Company for environmental conditions that occurred or existed before the closing date of the acquisition, subject to certain limitations. Under the Bakelite environmental indemnification agreement, the sellers have agreed to indemnify the Company for certain pre-existing environmental liabilities, including those related to the facility in Duisburg, Germany. Under the Resolution Performance environmental indemnification agreement, Shell will generally remain liable for pre-existing environmental conditions at facilities that were transferred to the Company from the Resolution Performance Transaction and, under the Resolution Specialty environmental indemnification agreement, Eastman generally will remain liable for pre-existing unknown environmental conditions at facilities that were transferred to the Company from the Resolution Specialty Transaction, as well as a known pre-existing environmental condition at the Roebuck, South Carolina facility. The indemnities under each of the environmental indemnity agreements are subject to certain exceptions and limitations. In addition, the Company’s claims under each environmental indemnity agreement are subject to deductibles, of approximately $1 under the Resolution Specialty and Bakelite agreements, and indemnity caps, ranging from $10 for certain liabilities under the Resolution Performance agreement to €275, or approximately $363 at December 31, 2006, for certain liabilities under the Bakelite agreement.

Non-Environmental Legal Matters

The Company has reserved $12 at December 31, 2006 and 2005 for all non-environmental legal matters for legal defense and settlement costs that it believes are probable and estimable. At December 31, 2006 and 2005, $7 and $7 respectively, has been included in Other current liabilities in the Consolidated Balance Sheets with the remaining amounts included in Other long-term liabilities.

Following is a discussion of significant non-environmental legal proceedings that are not in the ordinary course of business:

Brazil Tax Claim—In 1992, the State of Sao Paulo Administrative Tax Bureau issued an assessment against the Company’s Brazilian subsidiary claiming that excise taxes were owed on certain intercompany loans made for centralized cash management purposes. These loans were characterized by the Tax Bureau as intercompany sales. Since that time, management and the Tax Bureau have held discussions and the subsidiary filed an administrative appeal seeking cancellation of the assessment. The Administrative Court upheld the assessment in December 2001. In 2002, the subsidiary filed a second appeal with the highest-level Administrative Court, again seeking cancellation of the assessment. At December 31, 2006, the amount of the assessment, including tax, penalties, monetary correction and interest, is 58 million Brazilian reais, or approximately $27. In February 2007, the administrative tribunal upheld the assessment. The Company continues to believe it has a strong defense against the assessment and will appeal to the judicial level; however, pending the appeal, which could take from five to seven years, a bond or pledge of assets will be required to guarantee the assessment.

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

Formosa Plant —Several lawsuits were filed in Sangamon County, Illinois in May 2006 against Hexion and its predecessor Borden Chemical on behalf of individuals injured or killed in an explosion at a Formosa Plastics Corporation (“Formosa”) plant in Illiopolis, Illinois that occurred on April 23, 2004. Borden Chemical divested the facility in 1987, and the facility was operated by BCPOLP until it was sold to Formosa out of BCPOLP’s bankrupt estate in 2002. In March 2007, an independent federal agency indicated that operator errors caused the explosion, but that current and former owners could have implemented systems to minimize the impacts from these errors. At this time, the Company has inadequate information from which to estimate a potential range of liability, if any.

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

Louisville Class Action —The Company was named in a class action lawsuit filed in May 2006 in federal court in Louisville, Kentucky relating to odors and air emissions from its Louisville plant. The lawsuit was filed on behalf of plaintiffs living in Riverside Gardens, a community adjacent to the plant. A resolution of the claims that includes a cash payment, the installation of a new treed buffer between the plant and the neighborhood, and new odor and emission control systems has been approved by the court. Notice to the class and other administrative actions still have to occur before the matter is concluded. The cost of the anticipated settlement has been recorded as part of the Company’s non-environmental legal reserve at December 31, 2006.

Other Legal Matters—The Company is involved in various product liability, commercial and employment litigation, personal injury, property damage and other legal proceedings in the ordinary course of business. There has been increased publicity about asbestos liabilities faced by manufacturing companies. In large part, as a result of the bankruptcies of many asbestos producers, plaintiffs’ attorneys are increasing their focus on peripheral defendants, including the Company, and asserting that even products that contained a small amount of asbestos caused injury. Plaintiffs are also focusing on alleged harm caused by other products the Company has made or used, including those containing silica and vinyl chloride monomer. The Company does not believe that it has a material exposure for these claims and believes it has adequate reserves and insurance to cover pending and foreseeable future claims.

Other Commitments and Contingencies

The Company entered into contractual agreements with Shell and other third parties for the supply of site services, utilities, materials and facilities and for operation and maintenance services necessary to operate certain of the Company’s facilities on a stand-alone basis. The duration of the contracts range from less than one year to 20 years, depending on the nature of services. These contracts may be terminated by either party under certain conditions as provided for in the respective agreements; generally, 90 days notice is required for short-term contracts and three years notice is required for longer-term contracts (generally those contracts in excess of five years). Contractual pricing generally includes a fixed and variable component.

In addition, the Company entered into contractual agreements with Shell and other third parties to purchase feedstocks or other services. The terms of these agreements vary from one to ten years and may be extended at the Company’s request and cancelable by either party as provided for in each agreement. Feedstock prices are based on market prices less negotiated volume discounts or cost input formulas.

The Company is required to make minimum annual payments under these contracts as follows:

Year	Minimum Annual Purchase Commitments
2007	$92
2008	81
2009	75
2010	30
2011	18
2012 and beyond	99

Total minimum payments	395
Less: Amount representing interest	(104)
Present value of minimum payments	$291

11. Redeemable Preferred Stock

In May 2005, Hexion Escrow Corp., a subsidiary of Hexion which merged into the Company at the time of the Hexion Formation, offered 14 million shares of Redeemable Series A Floating Rate Preferred Stock, par value $0.01 per share, and a liquidation preference of $25 per share (the “Preferred Stock”). On May 12, 2006, the Company paid $397 from the proceeds it received from the Senior Secured Credit Facilities (see Note 8) to redeem all of this Preferred Stock. The Company recorded preferred stock accretion of $18 for the year ended December 31, 2006 against Paid-in (deficit) capital. In addition, for the year ended December 31, 2006, the Company recorded $15 of accretion related to the excess of the redemption price of the Preferred Stock over its carrying value at the date of redemption. The Company recorded preferred stock accretion of $30 for the year ended December 31, 2005.

12. Pension and Non-Pension Postretirement Benefit Plans

The Company sponsors defined benefit plans covering most U.S. employees and certain foreign employees primarily in Canada, the Netherlands, Germany, France and Belgium. Depending on the plan, benefits are based on eligible compensation and/or years of credited service. Retirement benefits in other foreign locations are primarily defined contribution plans.

The Company also provides postretirement benefit plans to most North American employees and to certain employees in the Netherlands. The North American plans provide retirees and their dependents with limited medical and life insurance benefits. U.S. participants who are not eligible for Medicare are offered the same plans as active employees, but the premiums are paid by the retiree. The subsidy provided to participants eligible for Medicare in prior years has been eliminated for most retirees effective January 1, 2006. Participants eligible for Medicare are provided with life insurance benefits. Canadian participants are provided with supplemental benefits to the respective provincial healthcare plan in Canada. The Netherlands’ plan was amended effective January 1, 2006 to provide a lump sum payment at retirement. The Company’s non-pension postretirement benefits are non-contributory except for the U.S. postretirement medical benefits which are contributory.

As discussed in Note 2, the Company adopted SFAS 158 as of December 31, 2006. SFAS 158 requires, among other things, the recognition of the funded status of each defined pension benefit plan, retiree health care, other postretirement benefit plans and postemployment benefit plans on the Consolidated Balance Sheets. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. The initial impact of the standard is recognized as a component of Accumulated other comprehensive income (loss) in Shareholder’s deficit.

Amortization of these amounts are included in the Consolidated Statements of Operations, and other incremental changes in these amounts not recognized in the Consolidated Statements of Operations in the year in which they arise, are recognized as changes in Accumulated other comprehensive income (loss) as they occur. Additional minimum pension liabilities (“AML”) and related intangible assets were derecognized when the new standard was adopted.

The following table summarizes the effect of required changes in Accumulated other comprehensive income (loss) as of December 31, 2006 prior to the adoption of SFAS 158, which relate to AML as well as the impact of the initial adoption of SFAS 158.

	December 31, 2006 Prior to AML and SFAS 158 Adjustments	AML Adjustment	SFAS 158 Adjustment	December 31, 2006 Post AML and SFAS 158 Adjustments
Other intangible assets, net	$190	$—	$(11)	$179
Long-term pension obligations	189	(24)	32	197
Non-pension postemployment benefit obligations	100	—	(74)	26
Other long-term liabilities	105	2	—	107
Accumulated other comprehensive income (loss)	6	22	53	81

The following table presents the change in benefit obligation, change in plan assets and components of funded status for the Company’s defined benefit pension and postretirement benefit plans for the years ended December 31:

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
Change in Benefit Obligation
Benefit obligation at beginning of year	$544	$394	$26	$25

Service cost	14	13	—	1
Interest cost	27	24	1	1
Actuarial losses (gains)	(23)	42	1	4
Foreign currency exchange rate changes	28	(26)	—	—
Benefits paid	(37)	(29)	(3)	(5)
Acquisitions / divestitures	4	114	—	—
Plan curtailments	(1)	—	—	—
Plan amendments	—	12	(2)	—

Benefit obligation at end of year	556	544	23	26

Change in Plan Assets
Fair value of plan assets at beginning of year	319	300	—	—
Actual return on plan assets	29	31	—	—
Foreign currency exchange rate changes	12	(14)	—	—
Employer contribution	32	31	3	5
Benefits paid	(37)	(29)	(3)	(5)

Fair value of plan assets at end of year	355	319	—	—

Funded status of the plan at end of year	$(201)	$(225)	$(23)	$(26)

Unrecognized net actuarial loss (gain)		167		(10)
Unrecognized prior service cost (benefit)		9		(76)

Net amounts recognized		$(49)		$(112)

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
Amounts recognized in the Consolidated Balance Sheets at December 31 consist of:
Intangibles	$—	$12	$—	$—
Other current liabilities	(4)	(4)	(2)	(2)
Long-term pension obligations	(197)	(200)	—	—
Non-pension post-employment obligations	—	—	(21)	(110)
Accumulated other comprehensive income (loss)	139	143	(74)	—

Net amounts recognized	$(62)	$(49)	$(97)	$(112)

Amounts recognized in Accumulated other comprehensive income (loss) at December 31 consist of:
Net actuarial loss (gain)	$129	$—	$(8)	$—
Net prior service cost (benefit)	10	—	(66)	—
Additional minimum liability	—	143	—	—

Net amounts recognized	$139	$143	$(74)	$—

Plans with underfunded or non-funded accumulated benefit obligations at December 31:
Aggregate projected benefit obligation	$550	$544	—	—
Aggregate accumulated benefit obligation	505	503	—	—
Aggregate fair value of plan assets	351	319	—	—

The Coatings Acquisition during the year ended December 31, 2006 included three unfunded defined benefit plans in France, with a total projected benefit obligation at the date of acquisition of $4. The Bakelite Transaction in 2005 included two unfunded defined benefit plans in Germany, with a total projected benefit obligation at the date of acquisition of $114.

Actuarial gains during the year ended December 31, 2006 of $23 relating to the plans in Germany and the Netherlands resulted from changes in actuarial assumptions. The actuarial loss of $42 for the year ended December 31, 2005 primarily related to changes in statutory indexation relating to the Netherlands’ plan. Also, in connection with the acquisition of minority interest owners of Resolution Performance, the Resolution Performance pension plans were remeasured as of May 31, 2005. The accounting for this acquisition resulted in an increase to the net pension obligation of $7 and a decrease in postretirement benefit obligations of $4, due to the recognition of a portion of the previously unrecognized actuarial losses and gains, respectively. The impact of these items on the Company’s expense for the year ended December 31, 2005 was approximately $2.

The foreign currency impact reflected in these rollforward tables are for changes in the euro versus the U.S. dollar.

Plan assets of $355 and $319 at December 31, 2006 and 2005, respectively, relate to the Company’s funded pension plans that have an accumulated benefit obligation of $406 and $407 at December 31, 2006 and 2005, respectively.

Following are the components of net pension and non-pension postretirement expense (benefit) recognized by the Company for the years ended December 31:

	Pension Benefits			Postretirement benefits
	2006	2005	2004	2006	2005	2004
Service cost	$14	$13	$7	$—	$1	$—
Interest cost on projected benefit obligation	27	24	11	1	1	1
Expected return on assets	(25)	(26)	(15)	—	—	—
Amortization of prior service cost (benefit)	1	—	—	(11)	(12)	(4)
Recognized actuarial loss (gain)	12	8	3	(1)	(2)	(1)
Settlement gain	—	—	—	(2)	—	—

Net expense (benefit)	$29	$19	$6	$(13)	$(12)	$(4)

The settlement gain that was recognized during the year ended December 31, 2006 for non-pension postretirement plans was for lump sum payments made under the Netherlands’ plan.

The amounts in Accumulated other comprehensive income (loss) that are expected to be recognized as components of net periodic benefit cost (benefit) during the next fiscal year are as follows:

	Pension Benefits	Postretirement Benefits	Total
Prior service cost (benefit)	$1	$(12)	$(11)
Net actuarial loss (gain)	11	(1)	10

Determination of actuarial assumptions

The Company’s actuarial assumptions are determined separately for each plan, taking into account the demographics of the population, target asset allocations for funded plans, regional economic trends, statutory requirements and other factors that could impact the benefit obligation and plan assets.

The discount rates selected reflect the rate at which pension obligations could be effectively settled. When selecting a discount rate, the Company considers yields on government bonds and high-grade corporate bonds, as well as annuity pricing information furnished by the Pension Benefit Guaranty Corporation (for U.S. plans) and insurance carriers in the specific countries (for foreign plans) for instruments with durations consistent with the duration of the liabilities being measured. In addition, for certain plans, a cash flow model that uses the yields of high-grade corporate bonds with maturities consistent with the Company’s anticipated cash flow projections is prepared and used.

The expected rates of future compensation level increases are based on salary and wage trends in the chemical and other similar industries, as well as the Company’s specific compensation targets by country. Input is obtained from the Company’s internal Human Resources group and from outside actuaries. These rates include components for wage rate inflation and merit increases.

The expected long-term rates of return on plan assets are determined based on the plan’s current and projected asset mix. To determine the expected overall long-term rate of return on assets, the Company takes into account the rates on long-term debt investments held within the portfolio, as well as expected trends in the equity markets, for plans including equity securities. Peer data and historical returns are reviewed and the Company consults with its actuaries, as well as investment professionals, to confirm that the Company’s assumptions are reasonable.

The weighted average rates used to determine the benefit obligations were as follows at December 31:

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
Discount rate	5.2%	5.0%	5.3%	5.7%
Rate of increase in future compensation levels	3.5%	3.6%	—	—

The weighted average rates used to determine net periodic pension expense were as follows for the years ended December 31:

	Pension Benefits			Postretirement Benefits
	2006	2005	2004	2006	2005	2004
Discount rate	5.0%	5.2%	5.7%	5.7%	5.7%	5.8%
Rate of increase in future compensation levels	3.6%	3.7%	3.9%	—	—	—
Expected long-term rate of return on plan assets	7.6%	8.2%	8.2%	—	—	—

The weighted average assumed health care cost trend rates are as follows at December 31:
Health care cost trend rate assumed for next year	—	—	—	8.8%	8.9%	7.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	—	—	—	4.9%	4.8%	4.9%
Year that the rate reaches the ultimate trend rate	—	—	—	2016	2014	2013

A one-percentage-point change in the assumed health care cost trend rates would change the projected benefit obligation for non-pension postretirement benefits by $1. The effect on service cost and interest cost would be less than $1.

Pension Investment Policies and Strategies

The Company’s investment strategy for the assets of its North American defined benefit pension plans is to maximize the long-term return on plan assets using a mix of equities and fixed income investments with a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and expected timing of future cash flow requirements. The investment portfolio contains a diversified blend of equity and fixed-income investments. Equity investments are also diversified across U.S. and international stocks, as well as growth, value and small and large capitalization investments. Investment risk and performance is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements and periodic asset and liability studies.

The Company periodically reviews its target allocation of North American plan assets among the various asset classes. The targeted allocations are based on anticipated asset performance, discussions with investment professionals, and on the projected timing of future benefit payments.

Hexion observes local regulations governing its European pension plans in determining asset allocations, which generally require a blended weight leaning toward more fixed income securities, including government bonds.

	Actual		Target
	2006	2005	2007
Weighted average allocations of North American pension plan assets at December 31,
Equity securities	64%	62%	61%
Debt securities	33	34	39
Cash, short-term investments and other	3	4	—

	100%	100%	100%

Weighted average allocations of European pension plan assets at December 31,
Debt securities	90%	98%	88%
Cash, short-term investments and other	10	2	12

	100%	100%	100%

Projections of Plan Contributions and Benefit Payments

The Company expects to make contributions totaling $28 to its defined benefit plans in 2007.

Estimated future plan benefit payments as of December 31, 2006 are as follows:

	Pension Benefits	Postretirement Benefits
2007	$31	$2
2008	30	2
2009	32	2
2010	32	2
2011	33	2
2012 to 2016	177	8

The Company has a U.S. defined benefit plan that was converted to a cash balance plan prior to 2006. Under the Pension Protection Act of 2006 (the “2006 PPA”), cash balance plans are generally not considered to be discriminatory if certain requirements are met; however, plans converted prior to the effective date of the 2006 PPA, such as the Company’s, are not grandfathered under the act. While there has not been any guidance issued regarding cash balance plans converted prior to the effective date of the 2006 PPA, it is possible that the Company’s cash balance plan may need to be modified for the period prior to 2006. Such a requirement may increase the Company’s obligations under the plan, but there is insufficient information at this time to assess the potential impact.

Defined Contribution Plans

The Company sponsors a number of defined contribution plans for its employees, primarily in the U.S., Canada, Europe and Asia. Full-time employees are eligible to participate immediately and may make pre-tax and after-tax contributions subject to plan and statutory limitations. For certain plans, the Company has the option to make contributions above the match provided in the plan based on financial performance. The Company incurred expense for matching contributions under these plans in 2006, 2005 and 2004 of $10, $9 and $4, respectively.

Non-Qualified and Profit-Sharing Plans

The Company provides key executives with nonqualified benefit plans that provide participants with an opportunity to elect to defer compensation and also provide retirement benefits, or “top-ups”, in cases where executives cannot fully participate in the defined benefit or defined contribution plans because of plan or Internal Revenue Service limitations. Most of the Company’s non-qualified benefit plans are unfunded; however, certain participants may elect to defer up to 50% of base wages and 100% of bonus pay in a funded Rabbi trust. Depending on the plan, certain deferrals are matched by the Company based on years of service. The liabilities related to defined pension top-up are included in the previously discussed defined benefit pension disclosures. The Company’s liability for the other components of these non-qualified benefit plans of $9 and $8 at December 31, 2006 and 2005, respectively, is included in Other long-term liabilities.

Certain employees also receive profit sharing contributions based on age and years of service. Contributions range from 1% to 15% on wages up to FICA limits and 2% to 20% on wages in excess of FICA limits. The Company’s contributions totaled $2 in 2006 and $1 in 2005.

Some employees who are not covered by the Company’s U.S. and foreign defined benefit pension plans are covered by collective bargaining agreements, which are generally for five year terms. Under Federal pension law, the Company would have continuing liability to these pension trusts if it ceased all or most of its participation in any of these trusts, and under certain other specified conditions.

Also included in the Consolidated Balance Sheets at December 31, 2006 and 2005 are other postemployment benefit obligations of $5 and $7. The amount of these liabilities were not impacted by adopting FAS 158 because the Company has no unrecognized actuarial gains or losses relating to these benefits.

13. Shareholder’s Deficit

The Company has 82,556,847 shares of $0.01 par value common stock outstanding at December 31, 2006. The Board of Directors approved a 0.85268157-to-1 reverse stock split effective September 19, 2005. As a result, all share and per share amounts reflect this reverse stock split.

In 2006, the Company declared a dividend to its parent of $500 in connection with the debt refinancing in November. Approximately $480, funded from the proceeds of newly issued debt, was paid in 2006. The Company expects to pay the remaining $20 on stock options, as they vest, through 2012. The Company declared and paid additional dividends to its parent totaling $5 during 2006.

In conjunction with the Hexion Formation, the Company declared a dividend to its parent of $550, of which $523 was paid during 2005. The remainder is expected to be paid on stock options, as they vest, through 2012 and is classified in Other current liabilities. The dividend was funded through proceeds from the issuance of preferred stock and from amounts borrowed under the Company’s credit facility.

Also in connection with the Hexion Formation, a note receivable from the Company’s parent totaling $581 (including $176 of accrued interest to the date of the Hexion Formation) was reclassified to Paid-in capital.

14. Stock Option Plans and Stock Based Compensation

Prior to the Hexion Formation, Resolution Performance, Resolution Specialty and BHI Acquisition (now Hexion LLC) maintained five stock-based compensation plans: the Resolution Performance 2000 Stock Option Plan (the “Resolution Performance Plan”), the Resolution Performance 2000 Non-Employee Directors Option Plan (the “Resolution Performance Director Plan”), the Resolution Performance Restricted Unit Plan (the “Resolution Performance Unit Plan”), the Resolution Specialty 2004 Stock Option

Plan (the “Resolution Specialty Plan”) and the BHI Acquisition 2004 Stock Incentive Plan (the “2004 Incentive Plan”). In addition to these plans, the Company’s parent maintains a stock-based deferred compensation plan. The options granted under each of the option plans were to purchase common stock of the parent company of each of the respective companies. Upon the Hexion Formation, the stock options under the Resolution Performance Plan, the Resolution Performance Director Plan, the Resolution Performance Unit Plan and Resolution Specialty Plan were exchanged for an equivalent number of options to purchase Hexion LLC units under the 2004 Incentive Plan based on relative fair value.

Resolution Performance Plan; Resolution Performance Director Plan

Resolution Performance adopted stock option plans under which options related to 727,134 shares on a post-combination and reverse split basis are available for grant. The right to grant options under these plans will expire in 2010, but the Company does not intend to make any future grants from these plans. Options granted under these plans were all nonqualified stock options. One third of the options granted vest ratably over a five-year period, while the remaining options (the “Resolution Performance Options”) vest after the eighth anniversary of the grant date. The Resolution Performance Options provided for accelerated vesting upon the sale of Resolution Performance and the achievement of certain financial targets. At the time of the Hexion Formation, these financial targets were not met, so vesting of the Resolution Performance Options was not accelerated. Options were granted at the fair market value on the date of the grant and expire thirty days following the eighth anniversary of the grant date. At the time of the Hexion Formation, all options that were granted to Resolution Performance directors under the Resolution Performance Director Plan vested and became exercisable.

Resolution Performance Unit Plan

A grant of 191,276 Hexion LLC restricted units was made under the Resolution Performance Unit Plan to Mr. Schlanger, former Chairman and Chief Executive Office of Resolution Performance on November 14, 2000. Mr. Schlanger’s rights under the plan are fully vested and nonforfeitable. The restricted units will be distributed to Mr. Schlanger upon the earliest to occur of his termination from the Board of Directors of the Company, a change of control event, or at January 1, 2009.

Resolution Specialty Plan

In August 2004, Resolution Specialty created the Resolution Specialty Plan under which options for 1,027,197 shares on a post-combination and reverse split basis are available for grant. The right to grant options under the option plan will expire in 2014, but the Company does not intend to make any future grants from this plan. Options granted under this plan were nonqualified stock options. One third of the options vest ratably over a five-year period. The remaining options were immediately vested upon the achievement of certain performance criteria as a result of the Hexion Formation. Options were granted at the fair market value on the date of the grant and expire thirty days following the eighth anniversary of the grant date.

Borden Chemical Plans

In August 2004, BHI Acquisition adopted the 2004 Incentive Plan, under which up to 3,670,635 options to purchase Hexion LLC units are available for grant to employees, consultants, and independent directors of Hexion. At December 31, 2006, there were 1,324,916 options under the 2004 Incentive Plan available for future grant. The right to grant options under this plan will expire in 2014, but the Company does not intend to make any future grants from this plan. On August 12, 2004, Hexion LLC granted options to purchase 2,519,860 Hexion LLC membership units, half of which vest ratably over a five-year period, while the remainder (the “Performance Options”) vest after the eighth anniversary of the grant date. The Performance Options provide for accelerated vesting upon the sale of the Company and the achievement of certain financial targets. The options were granted at fair value, and were initially designated as liability awards as the value was determined by a formula. In 2004, the Company did not record any expense under APB No. 25 for these options, because their formula value was less than the exercise price.

Effective January 1, 2005, the Company elected to adopt SFAS No. 123(R) (revised 2004), Share-Based Payment. As the Company was a nonpublic entity at the date of adoption that used the minimum value method for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation, it is required to apply the prospective transition method. As a result, the Company applies the statement to any new awards and to any awards modified, repurchased or cancelled since January 1, 2005.

When it filed a registration statement with the SEC in 2005, the Company became subject to the measurement requirements as a public company and consequently remeasured its liability designated awards. In addition, modifications to the awards under the 2004 Incentive Plan and the stock-based deferred compensation plan were made for the value of the awards to be determined by fair market value instead of by formula. Also, certain directors’ options that were granted under the Resolution Performance Plan and Resolution Specialty Plan, which would have been forfeited upon the Hexion Formation, were modified to allow immediate vesting. These equity modifications were treated in accordance with the provisions of SFAS No. 123(R) and they impacted the options held by 195 participants.

As a result of this remeasurement and modifications that were made at the Hexion Formation to the Resolution Performance Plan, the Resolution Specialty Plan, the 2004 Incentive Plan and the deferred compensation plan, the Company recognized a compensation charge of $4 and $12 for the years ended December 31, 2006 and 2005, respectively, which is included in Selling, general & administrative expense in the Consolidated Statements of Operations. The Company expects additional compensation expense of $15, which will be recognized over the vesting period of the underlying share-based awards. The cost is expected to be recognized ratably over a weighted-average period of 4.1 years.

During 2006, in connection with their separation from the Company, the options of four participants were modified to allow immediate vesting. As a result of these modifications, the Company recognized a compensation charge of $2 for the year ended December 31, 2006, which is included in Selling, general & administrative expense in the Consolidated Statements of Operations. In addition, the Company repurchased the outstanding options of four participants for $3 for a price equal to the fair market value of the underlying securities less the exercise price of the options.

Compensation expense for award grants and modifications was calculated using the Black-Scholes option pricing model with risk-free weighted average interest rates ranging from 2.83% to 4.24%, expected lives of 0.22 to 8.22 years using the simplified method, a dividend rate of zero and expected volatility of 30%. Expected volatility was based on a calculation that factored historical daily volatility and the implied volatility of comparable public companies. The fair value of the Company’s common stock was calculated using a multiple of EBITDA (earnings before interest, taxes, depreciation and amortization) approach, which is a valuation technique commonly used by the investment banking community. Under this technique, estimated enterprise values are the result of an EBITDA multiple derived from comparable company multiples applied to an appropriate EBITDA amount. The equity value is then calculated by subtracting the amount of debt from the calculated enterprise value.

Following is a summary of the Company’s stock option plan activity for the year ended December 31, 2006:

	Hexion LLC Common Units	Weighted Average Exercise Price	Intrinsic Value
Options outstanding at December 31, 2005	4,147,948	$6.36
Options exercised	(196,719)	(4.76)
Options repurchased	(257,245)	(5.67)
Options forfeited	(251,004)	(6.79)

Options outstanding at December 31, 2006	3,442,980	$6.38	$16

Exercisable at December 31, 2005	1,242,564	$5.50
Exercisable at December 31, 2006	1,110,091	5.76	$6

At December 31, 2006, exercise prices for options outstanding ranged from $3.51 to $29.42 with a weighted average remaining contractual life of 6.6 years.

The weighted-average grant date fair value of options granted during 2005 and 2004 was $9.06 and $5.64, respectively. The total amount of cash received and total intrinsic value (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) of options exercised during the years ended December 31, 2006, 2005 and 2004 was $3, $0 and $0, respectively.

As a result of the acquisition of Borden Chemical by Apollo, options to purchase Borden Chemical stock that were granted under predecessor Borden Chemical option plans were terminated, resulting in $4 of expense.

Stock-Based Deferred Compensation Plan

In 2004, in connection with the acquisition of Borden Chemical by Apollo, certain key employees of the Company deferred the receipt of compensation and were credited with a number of deferred stock units that were equal in value to the amount of compensation deferred. In total, the Company granted 1,007,944 deferred common stock units under the Hexion LLC 2004 Deferred Compensation Plan (the “2004 DC Plan”), which is an unfunded plan. Each unit gives the grantee the right to one common stock unit of Hexion LLC. Expense of $4 was from the 2004 DC Plan for the year ended December 31, 2004. The related credit was to Paid-in capital. Under the 2004 DC Plan, the deferred common stock units are not distributed to participants until their employment with the Company ends. At December 31, 2006, there were 938,287 undistributed units under the 2004 DC Plan.

15. Income Taxes

Income tax expense detail for continuing operations for the years ended December 31 follows:

	2006	2005	2004
Current
Federal	$—	$—	$(5)
State & Local	(2)	11	7
Foreign	34	40	1

Total current	32	51	3

Deferred
Federal	7	1	(11)
State & Local	—	—	(1)
Foreign	(25)	(4)	9

Total deferred	(18)	(3)	(3)

Income tax expense	$14	$48	$—

A reconciliation of the differences between income taxes for continuing operations that were computed at the federal statutory tax rate of 35% and provisions for income taxes for the years ended December 31 follows:

	2006	2005	2004
Income taxes computed at federal statutory tax rate	$(28)	$(10)	$(40)
State tax provision, net of federal benefits	—	2	(4)
Foreign tax rate differential	(4)	(11)	1
Foreign source income subject to U.S. taxation	6	4	9
Losses and other expenses not deductible for tax	—	8	12
Increase (decrease) in the taxes due to changes in valuation allowance	14	41	(33)
Additional tax on foreign unrepatriated earnings	35	1	61
Write-off of net operating losses	—	—	17
Changes in enacted tax rates	(9)	—	(10)
Adjustments of prior year estimates and other	—	13	(13)

Income tax expense	$14	$48	$—

The domestic and foreign components of the loss from continuing operations before income taxes for the years ended December 31 follows:

	2006	2005	2004
Domestic	$(137)	$(155)	$(126)
Foreign	57	127	13

	$(80)	$(28)	$(113)

The tax effects of significant temporary differences and net operating loss and credit carryforwards, which comprise the deferred tax assets and liabilities at December 31, is as follows:

	2006	2005
Assets
Non-pension post-employment benefit obligations	$9	$40
Accrued and other expenses	106	100
Loss and credit carryforwards	341	299
Pension liability	29	38

Gross deferred tax assets	485	477
Valuation allowance	(224)	(239)

Net deferred tax asset	261	238

Liabilities
Property, plant, equipment and intangibles	(257)	(247)
Unrepatriated earnings of foreign subsidiaries	(90)	(63)
Amortization of intangibles	(12)	(29)
Other	(2)	—

Gross deferred tax liabilities	(361)	(339)

Net deferred tax liability	$(100)	$(101)

The following table summarizes the presentation of the net deferred tax liability on the Consolidated Balance Sheets at December 31:

	2006	2005
Assets
Current deferred income taxes (Other current assets)	$21	$24
Long-term deferred income taxes (Other assets)	26	17

Liabilities
Current deferred income taxes (Other current liabilities)	(5)	(4)
Long-term deferred income taxes	(142)	(138)

Net deferred tax liability	$(100)	$(101)

Hexion LLC and its eligible subsidiaries file a consolidated U.S. Federal income tax return. As Hexion LLC is not a member of the registrant, its tax attributes are not reflected in the tables above. However, because Hexion LLC is the Company’s parent, the Company can utilize Hexion LLC’s attributes. These attributes are comprised of $366 of deferred interest deductions, which have significant restrictions on their use, $69 of net operating loss carryforwards, which expire starting in 2020, and capital loss carryforwards of $18, expiring in 2010. Hexion LLC maintains a full valuation allowance against these attributes because it is more likely than not that some portion of these assets will not be realized.

As of December 31, 2006, the Company has a $224 valuation allowance for a portion of its net deferred tax assets that management believes, more likely than not, will not be realized. In the United States, a consolidated return will be filed and future taxable income and losses of the consolidated group may be offset. The Company’s deferred tax assets include federal, state and foreign net operating losses carryforwards. The federal net operating loss carryforwards available are $495, which expire starting in 2020. The Company’s deferred assets also include minimum tax credits of $33, which are available indefinitely as well as capital loss carryforwards of $134, which were generated in 2003 and 2005 and will begin to expire in 2008. A valuation allowance of $138 has been provided against these items. The Company had undistributed earnings of certain foreign subsidiaries of $124, on which deferred taxes have not been provided because these earnings are considered permanently invested outside of the United States.

The following table summarizes the changes in the valuation allowance for the years ending December 31, 2005 and 2006:

	Balance at Beginning of Period	Changes in related Gross Deferred Tax Assets/Liabilities	Charge/Release	Balance at End of Period
Valuation allowance on Deferred tax assets:
Year ended December 31, 2005	$192	24	23	$239
Year ended December 31, 2006	$239	(58)	43	$224

Examination of Tax Returns: The Internal Revenue Service is currently auditing the Company’s federal tax returns for the year ended December 31, 2004. In addition, certain state and foreign tax returns are under examination by various regulatory authorities. The Netherlands taxing authority concluded their audit of a Dutch subsidiary for tax years November 2000 through 2002. In addition, the Company reached a settlement with the Netherlands related to years 2003 through 2006. The Company expects to make cash settlements with the Netherlands in the first half of 2007 of $24. The Company was also able to close audits with Germany, tax years 2000-2003; Canada, tax years 2001-2002; and Sweden, tax year 2004.

The Company continuously reviews issues that are raised from ongoing examinations and open tax years to evaluate the adequacy of its liabilities. As the various taxing authorities continue with their audit/examination programs, the Company will adjust its reserves accordingly to reflect these settlements. At December 31, 2006, the Company has $33 accrued for probable foreign and state tax liabilities. This is management’s best estimate of the potential liability for tax contingencies and the Company believes that its tax liabilities are adequate to cover all probable U.S. federal, state and foreign income tax contingencies at December 31, 2006.

16. Segment Information

The Company’s business segments are based on the products that the Company offers and the markets that the Company serves. At December 31, 2006, the Company had four reportable segments: Epoxy and Phenolic Resins, Formaldehyde and Forest Products Resins, Coatings and Inks, and Performance Products. A summary of the major products of the Company’s reportable segments follows:

•	Epoxy and Phenolic Resins: epoxy resins and intermediates, molding compounds, versatic acids and derivatives, specialty phenolic resins and epoxy coating resins

•	Formaldehyde and Forest Products Resins: forest products resins and formaldehyde applications

•	Coatings and Inks: composite resins, polyester resins, acrylic resins, alkyd resins, and ink resins and additives

•	Performance Products: phenolic encapsulated substrates for oilfield and foundry applications

The Company’s organizational structure continues to evolve. It is also continuing to refine its operating structure to more closely link similar products, minimize divisional boundaries and improve the Company’s ability to serve common customers from pre-merger legacy company relationships, which may result in future changes to the Company’s reportable segments.

Reportable Segments:

Following are net sales, Segment EBITDA (earnings before interest, income taxes, depreciation and amortization), depreciation and amortization expense, total assets and capital expenditures by reportable segment. Segment EBITDA is a non-GAAP financial measure and is defined as EBITDA adjusted to exclude certain non-cash and non-recurring expenses. Segment EBITDA is the primary performance measure used by the Company’s management, the chief operating decision-maker and the Board of Directors to evaluate operating results and allocate capital resources among segments. Segment EBITDA is also the profitability measure used to set management and executive incentive compensation goals. Corporate and Other is primarily corporate general and administrative expenses that are not allocated to the segments.

Net Sales to Unaffiliated Customers for the years ended December 31(1)(2) :

	2006	2005	2004
Epoxy and Phenolic Resins	$2,152	$1,881	$1,096
Formaldehyde and Forest Products Resins	1,385	1,281	458
Coatings and Inks	1,254	886	325
Performance Products	414	394	140

Total	$5,205	$4,442	$2,019

Segment EBITDA for the years ended December 31, 2006, 2005 and 2004(2):

Epoxy and Phenolic Resins	$271	$244	$93
Formaldehyde and Forest Products Resins	152	152	51
Coatings and Inks	81	63	26
Performance Products	65	52	16
Corporate and Other	(45)	(43)	(10)

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.
(2)	Net sales and Segment EBITDA in 2006 include the Coatings Acquisition and the Inks Acquisition from January 31, 2006 and June 1, 2006, respectively, and exclude the results from the Brazilian Consumer Divestiture since March 31, 2006. Net sales and Segment EBITDA in 2005 include Bakelite results from the date of acquisition, April 29, 2005. Net sales and Segment EBITDA in 2004 include Resolution Specialty results from August 2, 2004 and Borden Chemical results from August 12, 2004, their respective dates of acquisition by Apollo.

Depreciation and Amortization Expense for the years ended December 31:

	2006	2005	2004
Epoxy and Phenolic Resins	$95	$90	$66
Formaldehyde and Forest Products Resins	28	29	11
Coatings and Inks	23	14	4
Performance Products	8	8	3
Corporate and Other	17	6	2

Total	$171	$147	$86

Total Assets as of December 31:

	2006	2005
Epoxy and Phenolic Resins	$1,877	$1,886
Formaldehyde and Forest Products Resins	604	568
Coatings and Inks	727	385
Performance Products	186	170
Corporate and Other	114	161
Discontinued operations	—	39

Total	$3,508	$3,209

Capital Expenditures for the years ended December 31:

	2006	2005	2004
Epoxy and Phenolic Resins	$65	$49	$28
Formaldehyde and Forest Products Resins	30	22	7
Coatings and Inks	17	18	18
Performance Products	9	10	2
Corporate and Other	4	4	2

Total	$125	$103	$57

Reconciliation of Segment EBITDA to Net Loss:

	2006	2005	2004
Segment EBITDA:
Epoxy and Phenolic Resins	$271	$244	$93
Formaldehyde and Forest Products Resins	152	152	51
Coatings and Inks	81	63	26
Performance Products	65	52	16
Corporate and Other	(45)	(43)	(10)

Reconciliation:
Items not included in Segment EBITDA
Transaction costs	(20)	(44)	(56)
Integration costs	(57)	(13)	—
Non-cash charges	(22)	(30)	(2)
Unusual items:
Gain on divestiture of businesses	39	—	—
Purchase accounting effects/inventory step-up	(3)	(16)	(10)
Discontinued operations	(14)	(10)	—
Business realignment	2	(9)	(3)
Other	(10)	(18)	(7)

Total unusual items	14	(53)	(20)

Total adjustments	(85)	(140)	(78)
Interest expense, net	(242)	(203)	(117)
Write-off of deferred financing fees	(121)	(17)	—
Income tax expense	(14)	(48)	—
Depreciation and amortization	(171)	(147)	(86)

Net loss	$(109)	$(87)	$(105)

Items not included in Segment EBITDA

Transaction costs in 2006 were primarily the write-off of deferred accounting, legal and printing costs as a result of the Company’s suspension of its IPO, and costs from terminated acquisition activities. Transaction costs in 2005 and 2004 were primarily accounting, consulting, legal and contract termination fees from the Hexion Formation and expenses from terminated acquisition activities.

Integration costs in 2006 were redundancy and plant rationalization costs, and incremental administrative costs from integration programs primarily as a result of the Hexion Formation, the Coatings Acquisition and the Inks Acquisition. Integration costs in 2005 were similar in nature to 2006, primarily from the Hexion Formation. Included in both years were costs from implementing a single, company-wide, management information and accounting system.

Non-cash charges in 2006 were primarily stock-based compensation expense and impairments of fixed assets, and unrealized derivative and foreign exchange losses. Non-cash charges in 2005 were primarily stock-based compensation expense and unrealized foreign currency exchange losses on debt instruments denominated in currencies other than the functional currency of the holder. Non-cash charges in 2004 were primarily impairments of goodwill.

Unusual items that are not included in Segment EBITDA represent income (expenses) that are deemed by management to be non-recurring in nature. In 2006, these items were principally a gain recognized on the Brazilian Consumer Divestiture, a charge related to the discontinued operations of Taro Plast, business realignments, and the impact of the announced Alkyds divestiture. In

2005, these items were principally purchase accounting/inventory step-up adjustments related to the Bakelite Transaction, a realized foreign currency loss on an exchange rate hedge related to the Bakelite Transaction, certain non-recurring litigation expenses related to discontinued operations and business realignments. In 2004, these items were principally purchase accounting/inventory step-up adjustments related to the Resolution Specialty Transaction, business realignments, incremental expenses incurred as a result of a mechanical failure at a Brazilian formaldehyde plant, and integration costs related to the Resolution Specialty Transaction.

Geographic Information

Sales to Unaffiliated Customers for the years ended December 31(1):

	2006	2005	2004
United States	$2,349	$2,252	$1,038
Netherlands	704	629	563
Germany	510	285	2
Canada	368	331	128
Other International	1,274	945	288

Total	$5,205	$4,442	$2,019

(1)	Sales are attributed to the country in which the individual business locations reside.

Long-Lived Assets as of December 31:

	2006	2005
United States	$682	$670
Netherlands	325	286
Germany	129	121
Canada	86	78
Other International	329	236

Total	$1,551	$1,391

Product Line Information

Net Sales to Unaffiliated Customers for the years ended December 31:

	2006	2005	2004
Epoxy resins and intermediates	$1,312	$1,143	$797
Forest products resins	1,008	917	328
Coating products	930	720	258
Phenolic specialty resins	567	437	88
All other(1)	1,388	1,225	548

Total	$5,205	$4,442	$2,019

(1)	Net sales of other product lines that individually account for less than 10% of consolidated Net sales.

17. Guarantor/Non-Guarantor Subsidiary Financial Information

The Company and certain of its U.S. subsidiaries guarantee the debt issued by its wholly-owned subsidiaries Hexion Nova Scotia, ULC and Hexion U.S. Finance Corporation (together, the “Subsidiary Issuers”), which includes the $625 second-priority notes due 2014 and the $200 floating rate second-priority senior secured notes due 2014. In addition, the Company, these same U.S. subsidiaries, and Hexion U.S. Finance Corporation also guaranteed the senior secured debt that was previously issued by Resolution Performance totaling $343 (“the Resolution Performance guaranteed debt”), which the Company refinanced during the second quarter of 2006 (See Note 8). HSC Capital Corporation is now a subsidiary guarantor as a result of the extinguishment of the Resolution Performance guaranteed debt, of which it was a co-issuer.

The following information contains the condensed consolidating financial information for the parent, Hexion, the subsidiary issuers, the combined subsidiary guarantors (Borden Chemical Investments, Inc., Borden Chemical Foundry, Inc., Lawter International, Inc. (“Lawter”), HSC Capital Corporation, Borden Chemical International, Inc., Hexion CI Holding Company (China LLC) and Oilfield Technology Group, Inc.) and the combined non-guarantor subsidiaries, which includes all of the Company’s foreign subsidiaries and HAI. Lawter distributed the assets of its U.S. business to Hexion during 2006. Its sole remaining assets are the shares of certain China subsidiaries, which are presented as equity investments in the combined subsidiary guarantors column. As a result, the presentation of prior periods has been reclassified to reflect the assets and results of operations of the Lawter U.S. business in the parent. Prior periods have also been restated to reflect the reclassification of discontinued operations (See Note 4).

All of the subsidiary issuers and subsidiary guarantors are 100% owned by Hexion. All guarantees are full and unconditional, and are joint and several. There are no significant restrictions on the ability of the Company to obtain funds from its domestic subsidiaries by dividend or loan. While the Company’s Australian subsidiary and HAI are restricted in the payment of dividends and intercompany loans due to the terms of their credit facilities, there are no material restrictions on the Company’s ability to obtain cash from the remaining U.S. non-guarantor subsidiaries.

This information includes allocations of corporate overhead to the combined non-guarantor subsidiaries based on net sales. Income tax expense has been provided on the combined non-guarantor subsidiaries based on actual effective tax rates. All other tax expense is reflected in the parent.

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements

(dollars in millions)

YEAR ENDED DECEMBER 31, 2006

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,283	$—	$—	$3,199	$(277)	$5,205
Cost of sales	1,992	—	—	2,770	(277)	4,485

Gross profit	291	—	—	429	—	720

Selling, general & administrative expense	209	—	—	175	—	384
Transaction costs	18	—	—	2	—	20
Integration costs	37	—	—	20	—	57
Intercompany royalty expense (income)	6	—	(6)	—	—	—
Other operating expense (income)	(2)	—	(5)	(20)	—	(27)

Operating income	23	—	11	252	—	286

Interest expense, net	147	67	—	28	—	242
Loss on extinguishment of debt	121	—	—	—	—	121
Intercompany interest expense (income)	33	(75)	(1)	43	—	—
Other non-operating expense (income)	(78)	75	—	6	—	3

(Loss) income from continuing operations before income tax and minority interest	(200)	(67)	12	175	—	(80)
Income tax expense (benefit)	7	(6)	—	13	—	14

(Loss) income from continuing operations before equity earnings and minority interest	(207)	(61)	12	162	—	(94)
Equity in earnings (losses) of subsidiaries, net	102	—	8	4	(111)	3
Minority interest in net income of consolidated subsidiaries	(4)	—	—	—	—	(4)

(Loss) income from continuing operations	(109)	(61)	20	166	(111)	(95)
Loss from discontinued operations	—	—	—	(14)	—	(14)

Net (loss) income	$(109)	$(61)	$20	$152	$(111)	$(109)

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements

(dollars in millions)

YEAR ENDED DECEMBER 31, 2005

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,249	$—	$—	$2,489	$(296)	$4,442
Cost of sales	1,990	—	—	2,087	(296)	3,781

Gross profit	259	—	—	402	—	661

Selling, general & administrative expense	200	—	—	191	—	391
Transaction costs	33	—	—	11	—	44
Integration costs	13	—	—	—	—	13
Intercompany royalty expense (income)	23	—	(25)	2	—	—
Other operating expense (income)	(7)	—	(2)	14	—	5

Operating income (loss)	(3)	—	27	184	—	208

Interest expense, net	133	56	—	14	—	203
Loss on extinguishment of debt	9	6	—	2	—	17
Intercompany interest expense (income)	18	(59)	(1)	42	—	—
Other non-operating expense (income)	(5)	4	—	17	—	16

(Loss) income from continuing operations before income tax and minority interest	(158)	(7)	28	109	—	(28)
Income tax expense (benefit)	15	(2)	—	35	—	48

(Loss) income from continuing operations before equity earnings and minority interest	(173)	(5)	28	74	—	(76)
Equity in earnings (losses) of subsidiaries, net	98	—	8	2	(106)	2
Minority interests in net loss of consolidated subsidiaries	(3)	—	—	—	—	(3)

(Loss) income from continuing operations	(78)	(5)	36	76	(106)	(77)
Loss from discontinued operations	(9)	—	—	(1)	—	(10)

Net (loss) income	$(87)	$(5)	$36	$75	$(106)	$(87)

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements

(dollars in millions)

YEAR ENDED DECEMBER 31, 2004

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,071	$—	$—	$1,061	$(113)	$2,019
Cost of sales	966	—	—	932	(113)	1,785

Gross profit	105	—	—	129	—	234

Selling, general & administrative expense	72	—	—	91	—	163
Transaction costs	34	—	—	22	—	56
Intercompany royalty expense (income)	6	—	(6)	—	—	—
Other operating expense (income)	4	—	(1)	3	—	6

Operating income (loss)	(11)	—	7	13	—	9

Interest expense, net	99	16	—	2	—	117
Intercompany interest (income) expense	—	(17)	—	17	—	—
Other non-operating expense	1	—	—	4	—	5

(Loss) income before income tax and minority interests	(111)	1	7	(10)	—	(113)
Income tax expense (benefit)	(12)	—	—	12	—	—

(Loss) income before equity earnings and minority interests	(99)	1	7	(22)	—	(113)
Equity in earnings (losses) of subsidiaries, net	(14)	—	2	—	12	—
Minority interest in net loss of consolidated subsidiaries	8	—	—	—	—	8

Net (loss) income	$(105)	$1	$9	$(22)	$12	$(105)

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements

(dollars in millions)

DECEMBER 31, 2006

CONDENSED CONSOLIDATING BALANCE SHEET

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and equivalents	$7	$—	$—	$57	$—	$64
Accounts receivable, net	219	—	—	544	—	763
Inventories:		—
Finished and in-process goods	152	—	—	210	—	362
Raw materials and supplies	72	—	—	115	—	187
Other current assets	30	—	—	72	—	102

Total current assets	480	—	—	998	—	1,478

Other Assets
Investment in subsidiaries	648	—	26	—	(674)	—
Other assets	33	22	—	52	—	107

	681	22	26	52	(674)	107

Property and Equipment, net	673	—	—	878	—	1,551
Goodwill	122	—	—	71	—	193
Other Intangible Assets, net	87	—	—	92	—	179

Total Assets	$2,043	$22	$26	$2,091	$(674)	$3,508

LIABILITIES, REDEEMABLE PREFERRED STOCK, AND SHAREHOLDER’S (DEFICIT) EQUITY
Current Liabilities
Accounts and drafts payable	$220	$—	$—	$396	$—	$616
Accounts payable to affiliates	20	(5)	(8)	(19)	12	—
Debt payable within one year	31	—	—	35	—	66
Loans payable to affiliates	177	23	(12)	(176)	(12)	—
Interest payable	60	(3)	—	1	—	58
Income taxes payable	42	8	—	58	—	108
Other current liabilities	115	—	—	148	—	263

Total current liabilities	665	23	(20)	443	—	1,111
Long-term Liabilities
Long-term debt	2,194	825	—	307	—	3,326
Intercompany loans payable	377	(849)	—	472	—	—
Long-term pension obligations	50	—	—	147	—	197
Non-pension postemployment benefit obligations	20	—	—	6	—	26
Deferred tax liability	57	—	—	85	—	142
Other long-term liabilities	85	—	—	22	—	107

Total liabilities	3,448	(1)	(20)	1,482	—	4,909

Minority interest in consolidated subsidiaries	9	—	—	4	—	13
Redeemable Preferred Stock	—	—	—	—	—	—
Shareholder’s (Deficit) Equity	(1,414)	23	46	605	(674)	(1,414)

Total Liabilities, Redeemable Preferred Stock, and Shareholder’s (Deficit) Equity	$2,043	$22	$26	$2,091	$(674)	$3,508

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements

(dollars in millions)

DECEMBER 31, 2005

CONDENSED CONSOLIDATING BALANCE SHEET

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and equivalents	$8	$—	$—	$175	$—	$183
Accounts receivable, net	219	—	—	370	—	589
Inventories:
Finished and in-process goods	139	—	—	148	—	287
Raw materials and supplies	65	—	—	81	—	146
Other current assets	96	—	—	35	—	131
Assets of discontinued operations	—	—	—	39	—	39

Total current assets	527	—	—	848	—	1,375

Other Assets
Investment in subsidiaries	470	—	26	—	(496)	—
Other assets	3	22	—	78	—	103

	473	22	26	78	(496)	103

Property and Equipment, net	664	—	—	727	—	1,391
Goodwill	63	—	—	101	—	164
Other Intangible Assets, net	95	—	—	81	—	176

Total Assets	$1,822	$22	$26	$1,835	$(496)	$3,209

LIABILITIES AND SHAREHOLDER’S (DEFICIT) EQUITY
Current Liabilities
Accounts and drafts payable	$226	$—	$—	$267	$—	$493
Intercompany accounts (receivable) payable	(17)	(4)	(7)	28	—	—
Debt payable within one year	13	—	—	25	—	38
Loans payable to (receivable from) affiliates	84	(17)	(18)	(49)	—	—
Interest payable	24	20	—	1	—	45
Income taxes payable	45	—	—	46	—	91
Other current liabilities	134	—	—	82	—	216
Liabilities of discontinued operations	—	—	—	25	—	25

Total current liabilities	509	(1)	(25)	425	—	908
Long-term Liabilities
Long-term debt	1,368	625	—	310	—	2,303
Intercompany loans payable (receivable)	216	(652)	—	436	—	—
Long-term pension obligations	78	—	—	122	—	200
Non-pension postemployment benefit obligations	102	—	—	15	—	117
Deferred income taxes	26	—	—	112	—	138
Other long-term liabilities	75	—	—	17	—	92

Total liabilities	2,374	(28)	(25)	1,437	—	3,758

Minority interest in consolidated subsidiaries	8	—	—	3	—	11
Redeemable Preferred Stock	364	—	—	—	—	364
Shareholder’s (Deficit) Equity	(924)	50	51	395	(496)	(924)

Total Liabilities and Shareholder’s (Deficit) Equity	$1,822	$22	$26	$1,835	$(496)	$3,209

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements

(dollars in millions)

YEAR ENDED DECEMBER 31, 2006

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows provided by (used in) Operating Activities	$(108)	$—	$3	$126	$—	$21

Cash Flows (used in) provided by Investing Activities
Capital expenditures	(73)	—	—	(49)	—	(122)
Capitalized interest	(2)	—	—	(1)	—	(3)
Acquisition of businesses, net of cash acquired	(48)	—	—	(153)	—	(201)
Proceeds from sale of business	—	—	5	42	—	47
Insurance proceeds from casualty loss	2	—	—	—	—	2

	(121)	—	5	(161)	—	(277)

Cash flows provided by (used in) Financing Activities
Net short-term debt borrowings (repayments)	3	—	—	10	—	13
Borrowings of long-term debt	3,717	—	—	754	—	4,471
Repayments of long-term debt	(2,672)	—	—	(762)	—	(3,434)
Proceeds from issuance of preferred stock, net of issuance costs	(397)	—	—	—	—	(397)
Affiliated loan (repayments) borrowings	80	—	7	(87)	—	—
Deferred financing costs	(38)	—	—	—	—	(38)
IPO related costs	(3)	—	—	—	—	(3)
Payment of dividends	(462)	—	(15)	(8)	—	(485)
Discontinued operations	—	—	—	1	—	1

	228	—	(8)	(92)	—	128

Effect of exchange rates on cash and equivalents	—	—	—	9	—	9

Increase (decrease) in cash and equivalents	(1)	—	—	(118)	—	(119)
Cash and equivalents at beginning of year	8	—	—	175	—	183

Cash and equivalents at end of year	$7	$—	$—	$57	$—	$64

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements

(dollars in millions)

YEAR ENDED DECEMBER 31, 2005

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows provided by (used in) from Operating Activities	$(171)	$118	$18	$206	$—	$171

Cash Flows provided by (used in) from Investing Activities
Capital expenditures	(57)	—	(1)	(45)	—	(103)
Acquisition of business, net of cash acquired	(4)	—	—	(248)	—	(252)
Proceeds from sale of business	—	—	3	—	—	3
Investment in subsidiary	100	—	—	—	(100)	—
Discontinued operations	—	—	—	(2)	—	(2)

	39	—	2	(295)	(100)	(354)

Cash flows provided by (used in) Financing Activities
Net short-term debt (repayments) borrowings	3	—	—	(7)	—	(4)
Borrowings of long-term debt	451	398	—	344	—	1,193
Repayments of long-term debt	(435)	(250)	—	(63)	—	(748)
Proceeds from issuance of preferred stock, net of issuance costs	334	—	—	—	—	334
Affiliated loan (repayments) borrowings	239	(262)	(7)	30	—	—
Long-term debt and credit facility financing fees paid	(11)	(4)	—	(7)	—	(22)
IPO related costs	(11)	—	—	—	—	(11)
Payment of dividends	(494)	—	(21)	(108)	100	(523)
Capital contributions from affiliates	(8)	—	8	—	—	—

	68	(118)	(20)	189	100	219

Effect of exchange rates on cash and equivalents	—	—	—	(5)	—	(5)

Increase (decrease) in cash and equivalents	(64)	—	—	95	—	31
Cash and equivalents at beginning of year	72	—	—	80	—	152

Cash and equivalents at end of year	$8	$—	$—	$175	$—	$183

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements

(dollars in millions)

YEAR ENDED DECEMBER 31, 2004

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows provided by (used in) from Operating Activities	$(263)	$—	$6	$225	$—	$(32)

Cash Flows provided by (used in) Investing Activities
Capital expenditures	(38)	—	—	(19)	—	(57)
Acquisition of business, net of cash acquired	253	—	—	(405)	—	(152)
Cash combination of Borden Chemical	185	—	—	—	—	185
Proceeds from the sale of assets	2	—	2	—	—	4

	402	—	2	(424)	—	(20)

Cash flows provided by (used in) Financing Activities
Net short-term debt (repayments) borrowings	(9)	—	—	3	—	(6)
Borrowings of long-term debt	256	—	—	37	—	293
Repayments of long-term debt	(157)	—	—	(38)	—	(195)
Affiliated loan (repayments) borrowings	(270)	—	14	256	—	—
Dividends received (paid)	23	—	(22)	(1)	—	—
Proceeds related to Resolution Specialty Transaction	60	—	—	—	—	60
Other	(4)	—	—	—	—	(4)

	(101)	—	(8)	257	—	148

Effect of exchange rates on cash and cash equivalents	—	—	—	7	—	7

Increase in cash and equivalents	38	—	—	65	—	103
Cash and equivalents at beginning of year	34	—	—	15	—	49

Cash and equivalents at end of year	$72	$—	$—	$80	$—	$152

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Hexion Specialty Chemicals, Inc.:

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hexion Specialty Chemicals, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, based on our audits and the reports of other auditors, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Hexion Specialty Chemicals Canada, Inc., a wholly-owned subsidiary, which statements reflect total assets of $953 million as of December 31, 2005 and total revenues of $1,181 million, for the year ended December 31, 2005 nor did we audit the financial statements and financial statement schedule of Borden Chemical, Inc., a company which has been consolidated with other entities to form the Company, which statements reflect total revenues of $702 million for the period August 12, 2004 to December 31, 2004. Those statements and schedule were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Hexion Specialty Chemicals Canada, Inc. and Borden Chemical, Inc., is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

As discussed in Note 12 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit and other postretirement plans as of December 31, 2006.

PricewaterhouseCoopers LLP

Columbus, Ohio

March 22, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder

of Borden Chemical, Inc.:

We have audited the consolidated statements of operations and comprehensive loss, shareholder’s deficit, and cash flows of Borden Chemical, Inc. (a wholly owned subsidiary of BHI Acquisition Corp., which is a majority owned subsidiary of BHI Investment, LLC) and subsidiaries (the “Company”) for the period from August 12, 2004 to December 31, 2004. Such financial statements are not presented separately herein. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Borden Chemical, Inc. and subsidiaries for the period from August 12, 2004 to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Columbus, Ohio

April 24, 2005, except for the effects of

    Notes 20 and 21, as to which the dates are

    April 27, 2005 and August 18, 2005, respectively

Schedule II – Valuation and Qualifying Accounts

Column A	Column B	Column C			Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to cost and expenses	Charged to other accounts		Deductions	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended December 31, 2006	$19	$5	$—		$(3)	$21
Year ended December 31, 2005	15	4	7	(1)	(7)	19
Year ended December 31, 2004	3	1	16	(2)	(5)	15

(1)	Includes $6 Bakelite allowance from the date of acquisition, April 29, 2005.
(2)	Includes $3 Resolution Specialty allowance from August 2, 2004 and $13 Borden Chemical allowance from August 12, 2004, their respective dates of acquisition by Apollo.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K, we, under the supervision and with the participation of our Disclosure Committee and our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls

As a result of the Hexion Formation and recent acquisitions, management continues to evaluate resources, change and expand roles and responsibilities of key personnel and make changes to certain processes related to financial close, shared services and financial reporting. In connection with the above activities, the Company continues the process of consolidating some of its transaction processing and general accounting activities into a common shared services transaction-processing environment. We have launched a project to migrate multiple legacy management information and accounting systems to a single, company wide, management information and accounting system. A number of locations migrated in 2006. Once fully implemented, this change to a shared services business model (for certain processes) along with a single, company wide, management information and accounting system is intended to further enhance our internal control over financial reporting and our operating efficiencies. No other changes occurred in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters and Control Persons

Set forth below are the names, ages and current positions of our executive officers and directors as of December 31, 2006.

Name	Age	Position
Craig O. Morrison	51	Director, Chairman, President and Chief Executive Officer
William H. Carter	53	Director, Executive Vice President and Chief Financial Officer
Marvin O. Schlanger	58	Director, Vice Chairman
Joseph P. Bevilaqua	51	Executive Vice President, President – Phenolic and Forest Products Resins
Cornelis Kees Verhaar	53	Executive Vice President, President – Epoxy and Coating Resins
Sarah R. Coffin	54	Executive Vice President, President – Performance Products
Richard L. Monty	59	Executive Vice President – Environmental Health and Safety
George F. Knight	49	Senior Vice President – Finance and Treasurer
Joshua J. Harris	42	Director
Scott M. Kleinman	33	Director
Robert V. Seminara	34	Director
Jordan C. Zaken	32	Director

Craig O. Morrison was elected President and Chief Executive Officer effective March 25, 2002 and Chairman of the Board of Directors on June 29, 2005. Prior to joining our Company, he served as President and General Manager of Alcan Packaging’s Pharmaceutical and Cosmetic Packaging business from 1999 to 2002. From 1993 to 1998 he was President and General Manager for Van Leer Containers, Inc. Prior to joining Van Leer Containers, Mr. Morrison served in a number of management positions with General Electric’s Plastics division from March 1990 to November 1993, and as a consultant with Bain and Company from 1987 to 1990. He is a member of the Environmental, Health and Safety and Executive Committees of the Board of Directors.

William H. Carter was elected Executive Vice President and Chief Financial Officer effective April 3, 1995 and a director November 20, 2001. Throughout his tenure with us, Mr. Carter has been instrumental in the restructuring of our holdings, including serving as a director and interim President and Chief Executive Officer of a former subsidiary, BCP Management Inc., from January to June 2000. Prior to joining our Company in 1995, Mr. Carter was a partner, and the engagement partner for Borden Chemical, with Price Waterhouse LLP, which he joined in 1975. In addition, Mr. Carter was a director of BCP Management, Inc. and WKI Holding Company, Inc., both of which filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in 2002. He is a member of the Environmental, Health and Safety Committee of the Board of Directors.

Marvin O. Schlanger was elected Director and Vice Chairman of the Board of Directors of the Company on June 29, 2005. Mr. Schlanger served as Chairman and Chief Executive Officer of Resolution Performance and RPP Capital Corporation since November 2001 until the closing of the Hexion Formation. Since October 1998, Mr. Schlanger has been a principal in the firm of Cherry Hill Chemical Investments, LLC, which provides management services and capital to the chemical and allied industries. Mr. Schlanger is also a director of UGI Corporation and UGI Utilities and, prior to the Hexion Formation, he was a director and Chairman of the Board of RPP Capital and Resolution Specialty Materials, Inc. Mr. Schlanger is also the Chairman of the Board of Directors of Covalence Specialty Materials. He is Chairman of the Environmental, Health and Safety Committee of the Board of Directors.

Joseph P. Bevilaqua is an Executive Vice President and President of the Phenolic and Forest Products Resins Division, a position he has held since January 2004. Mr. Bevilaqua joined the Company in April 2002 as Vice President—Corporate Strategy and Development. From February 2000 to March 2002, he was the Vice President and General Manager of Alcan’s global plastics packaging business. Prior to Alcan, Mr. Bevilaqua served in leadership positions with companies such as General Electric, Woodbridge Foam Corporation and Russell-Stanley Corporation.

Cornelis Kees Verhaar was appointed Executive Vice President and President of the Epoxy and Coating Resins Division of the Company effective May 15, 2006. Most recently Mr. Verhaar served as Senior Vice President for the Performance Coatings business of Noveon Inc., a global producer of performance polymer systems and adhesives, from January 2003 to October 2004. Between 2004 and his joining the Company, Mr. Verhaar worked on investment opportunities with several private equity groups as an industrial advisor and potential leading executive. Prior to 2004, from October 1999 to December 2002, he was President and Chief Operating Officer for Johnson Polymer, Inc., and, from March 1997 to October 1999, Regional Director, Europe for Johnson Polymer B.V. in the Netherlands. From 1984 to 1997, Mr. Verhaar held leadership roles with Devoe Coatings B.V., the ESHA Group, and Saudi Industrial Paint Company (a part of AKZO Coatings).

Sarah R. Coffin was appointed Executive Vice President and President of the Performance Products Division effective February 14, 2005 to oversee our oil field, foundry, UV, ink and adhesive resin, and wood products industries, including operations in the Asia-Pacific region. Prior to joining the Company, she was employed by Seaman Corporation where she had the position of Vice President Sales and Marketing from May 2004 to February 2005. From August 2002 to March 2003, Ms. Coffin was Senior Vice President Global Sourcing, Human Resources and Information Technology of Noveon, Inc., a global producer of performance polymer systems and adhesives. From 1998 to 2002, she was Group President Specialty Plastics and Polymer Additives, Senior Vice President and General Manager Performance Coatings with BF Goodrich Performance Materials Company/Noveon, Inc. She is a director of SPX Corporation.

Richard L. Monty was promoted to Executive Vice President—Environmental, Health & Safety June 1, 2005. Prior to the Hexion Formation, he held the position of Vice President—Environmental Health & Safety for Borden Chemical, Inc. beginning January 26, 2004. Prior to joining the Company, he was employed by Huntsman Corporation from July 1992 to January 2004 in various Environmental, Health and Safety positions, ultimately serving as Director, Global Environmental Health & Safety from 2001 to January 2004.

George F. Knight joined the Company in 1997. From 1999-2001 he served as Vice President of Finance for Borden Foods Corporation, an affiliate of the Company. In 2001, he re-joined the Company and was appointed Vice President—Finance and Treasurer of the Company in July 2002. He was promoted to Senior Vice President in June 2005.

Joshua J. Harris was elected a director of the Company on August 12, 2004. Mr. Harris is a founding Senior Partner at Apollo and has served as an officer of certain affiliates of Apollo since 1990. Prior to that time, Mr. Harris was a member of the Mergers and Acquisitions Department of Drexel Burnham Lambert Incorporated. Mr. Harris is also a director of Berry Plastics Corporation, Metals USA, Inc., Covalence Specialty Materials Corp., Quality Distribution Inc., UAP Holdings and Verso Paper Holdings, LLC. Prior to the Hexion Formation, Mr. Harris was a director of Resolution Performance Products LLC and Resolution Specialty Materials, Inc. He is Chairman of the Executive Committee and the Compensation Committee of the Board of Directors.

Scott M. Kleinman was elected a director of the Company on August 12, 2004. Mr. Kleinman is a Partner at Apollo, where he has worked since February 1996. Prior to that time, Mr. Kleinman was employed by Smith Barney Inc. in its Investment Banking division. Mr. Kleinman is also a director of Verso Paper Holdings, LLC and Momentive Performance Materials. Prior to the Hexion Formation, Mr. Kleinman was also a director of Resolution Performance Products LLC and Resolution Specialty Materials, Inc. He is a member of the Audit and Environmental, Health and Safety Committees of the Board of Directors.

Robert V. Seminara was elected a director of the Company on August 12, 2004. Mr. Seminara is a Partner at Apollo, where he has worked since January 2003. From June 1996 to January 2003, Mr. Seminara served as an officer in the private equity investment group at Evercore Partners LLC, where he held the title Managing Director. Mr. Seminara is also a director of Covalence Specialty Materials Corp. and Berry Plastics Corporation. He is a member of the Executive Committee and is Chairman of the Audit Committee of the Board of Directors.

Jordan C. Zaken was elected a director of the Company on June 29, 2005. Mr. Zaken is a Partner at Apollo, where he has worked since 1999. Prior to that time, Mr. Zaken was employed by Goldman, Sachs & Co. in its Mergers and Acquisitions Department. Mr. Zaken is also a director of Verso Paper Holdings, LLC. He is a member of the Compensation and Environmental, Health and Safety Committees of the Board of Directors.

Nominating Committee

As a controlled company, we have no Nominating Committee nor do we have written procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee Financial Expert

Since we are not a listed issuer, there are no requirements that we have an independent Audit Committee. Our Audit Committee consists of Messrs. Kleinman and Seminara, both of whom are audit committee financial experts, as such term is defined in Item 407(d)(5) of Regulation S-K, neither of whom is independent.

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

ITEM 11 - EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Oversight of the Executive Compensation Program

The Compensation Committee of our Board (the “Committee”) is responsible for establishing and continually monitoring adherence to our executive compensation philosophy. The Committee ensures that the compensation and benefits that are provided to executives are reasonable, fair and competitive. The Committee has the authority to approve all executive compensation, equity programs, and benefit program matters.

The Committee sets the principles and strategies that guide the design of our executive compensation program. The Committee annually evaluates the performance of the CEO and each of the CEO’s direct reports. Based on this evaluation, the Committee establishes and approves each executive’s compensation level, including base salary, annual incentive opportunities and any equity-based awards. Throughout this discussion, we refer to the executives named in the Summary Compensation Table in Part III, Item 11 of this Annual Report as the “Named Executive Officers.” We also refer to the executives who report directly to our Chief Executive Officer as the “Senior Leadership Team.” The Senior Leadership Team is currently comprised of twelve individuals. Each of our Named Executive Officers is a member of the Senior Leadership Team.

General Executive Compensation Philosophy and Objectives of Executive Compensation Programs

The foundation of our executive compensation programs is to reward the executive for achieving specific annual and long-term strategic goals of the Company and to align the executive’s interest with that of our owners. We believe that rewarding executives for achievement of and beyond these goals will result in significant long-term value creation for the Company and its owners. As a result, we believe that the compensation packages we provide to executives, including the Named Executive Officers, must include both cash-based and equity-based elements that reward performance. The Committee, with input from the Chief Executive Officer, evaluates the performance of executives and their compensation packages to ensure that we maintain our ability to retain highly talented key employees and attract new talent, as needed, to successfully grow and lead the organization.

The Committee bases its executive compensation decisions on the following philosophy:

•	The compensation program should be designed to support the business with emphasis on critical short-term objectives and long-term strategy;

•	Each executive’s total compensation should correlate to their relative contribution to the Company;

•	A significant portion of each executive’s total compensation should be based on the achievement of performance goals and objectives; and

•	Executives should be rewarded for superior performance through annual cash-based incentives and, if appropriate, the grant of equity-based awards.

Our executive compensation program is designed to focus our executives on critical business goals that translate into long-term value creation. As a result, we believe that a substantial portion of our executives’ compensation should be variable and based on overall corporate financial performance. While we generally set base salaries at levels comparable to those of our peer companies, we target our long-term incentive award opportunities at levels that exceed those of our peer companies.

Role of Executive Officers in Compensation Decisions

The Committee makes all decisions regarding the compensation of our Chief Executive Officer and our Senior Leadership Team, and is also responsible for approving recommendations made for equity awards to our other employees. These decisions, other than the compensation of our Chief Executive Officer, are based on recommendations made by the Chief Executive Officer and the Executive Vice President of Human Resources. The Committee uses its discretion and judgment in accepting or modifying management’s recommendations in making its final decisions.

Use of External Compensation Data

In setting executive compensation levels, the Committee considers data on compensation paid to similarly situated executives at comparable companies. We participate in a variety of salary surveys, including those sponsored by Hay Consulting, Towers Perrin and Mercer Consulting. In addition, we retained the services of Watson Wyatt Consulting in 2006 to help us evaluate our equity award grants for executives who have recently been hired. For 2006, we identified Air Products & Chemicals, Inc., Chemtura Corp., Cytec Industries Inc., EcoLab Inc., Hercules Inc., Huntsman Corp., PPG Industries Inc., Rohm & Haas Co., Sherwin Williams Co., and Valspar Corp. as our peer companies to be used for executive compensation comparison purposes, in each case making adjustments to reflect differences in market capitalization and revenue between us and these other companies. However, we do not “benchmark” compensation or attempt to set our executives’ compensation at any particular levels relative to our peers. The Committee simply uses this data as a reference point in making its executive compensation decisions.

2006 Executive Compensation Components

We compensate our executives through a variety of forms of cash and non-cash compensation. Our compensation program includes:

•	Cash Compensation

-Base salaries

-Annual incentive awards

-Discretionary bonuses

•	Long-term equity incentive awards

•	Retirement benefits

•	Severance benefits

The elements of our compensation program are discussed below.

Base Salaries. We provide our executives with an annual, fixed base salary commensurate with their professional status and accomplishments. Our executives’ base salaries are generally set at levels comparable to those paid to similarly situated executives at our peer companies. The Committee reviews our executives’ salary levels annually. In addition, the Committee reviews salary levels prior to promotions or significant changes in job responsibilities. When approving increases to base salaries, the Committee considers many factors including job performance, total compensation, scope of responsibilities, years of experience, and the competitive marketplace.

Annual Incentive Awards. The purpose of our annual incentive program is to reward the executive for delivering increased value to the organization over the prior year. The financial targets and overall design of the annual incentive plan for executives are generally mirrored in the annual incentive compensation program for other eligible, salaried employees. We believe that setting appropriate stretch targets for incentive compensation motivates our executives to deliver year over year value creation and allows us to attract and retain a highly talented Senior Leadership Team.

The Committee approved the 2006 Management Incentive Plan in March 2006 (the “2006 Plan”). Each of our Named Executive Officers and other specified members of management is eligible to participate in the 2006 Plan. Under the 2006 Plan, participants earn cash bonus compensation based upon the achievement of certain individual performance objectives and the achievement by the Company of financial targets established by the Committee. Under the 2006 Plan, the Committee established one financial target for purposes of determining the annual incentives that would be paid to members of our Senior Leadership Team, and a slightly lower target for all other participants in the 2006 Plan. Each participant’s target award is based on a percentage of their base salary. The target award percentages under the 2006 Plan for our Named Executive Officers are: C. Morrison-100%, W. Carter-65%, J. Bevilaqua-60%, S. Coffin-50%, and R. Monty-40%. Depending upon the executive’s responsibilities, a portion of their award could be based on the financial performance of their division or business unit, as well as upon the achievement of personal objectives. The Committee uses Segment EBITDA as the profitability measure for determining the level of the Company’s financial performance for management and executive incentive compensation purposes. Segment EBITDA is defined as earnings before interest, income taxes, depreciation and amortization (EBITDA) that is adjusted to exclude certain non-cash or non-recurring expenses. For the Senior Leadership Team, a minimum threshold was established at 90% of target Segment EBITDA and the maximum established at 108% of target Segment EBITDA. For all other participants, the minimum and maximum targets were set at 95% and 116%, respectively, of a lower Segment EBITDA target. If the minimum threshold is achieved, the executive could receive a payout equal to 25% of their targeted annual incentive. If the maximum target is achieved, the executive could earn 200% (175% for non-Senior Leadership Team members) of their targeted annual incentive. No awards are paid under the 2006 Plan for the achievement of personal objectives if the minimum financial target is not achieved.

The Committee’s intention in setting the financial performance target for the 2006 Plan was that the Company would have to perform at a high level to attain the minimum threshold for any annual incentive to be paid and that it would require an exceptional level of performance to attain the target level. Based on the Company’s actual 2006 Segment EBITDA, the only Named Executive Officer who earned a payment under the 2006 Plan was Ms. Coffin-$78,380. Ms. Coffin’s payment was based on the performance of the Performance Products division, of which she is the President, and on her achievement of personal objectives. This payment will be made in early April 2007.

Discretionary Bonuses. In addition to the annual incentive payment, the Committee also has discretion to award cash bonuses to executives if it determines that such awards are appropriate. Discretionary bonuses have been paid in connection with hiring a new executive, for retention purposes, and to reward exemplary performance. The Chief Executive Officer makes the bonus recommendation to the Committee for consideration and approval. The final decisions on discretionary bonuses for any member of the Senior Leadership Team are made by the Committee. For 2006, Mr. Monty and Ms. Coffin earned discretionary bonus awards for exemplary performance. Mr. Monty was recognized for his work on driving the Process Safety Management effort, developing a strategy around the REACH legislation, restructuring the Environmental Health & Safety audit process and for acting as administrative head of the Law Department in the absence of a General Counsel in addition to his other responsibilities. Ms. Coffin was for recognized for her strategic work on restructuring the Performance Products division, and, among other things, driving the Orica Acquisition.

Long-Term Equity Incentive Awards. The Committee may, from time to time, approve the grant of equity-based awards to our Named Executive Officers and other members of the Senior Leadership Team. The Committee believes that equity-based awards play an important role in creating incentives for our executives to maximize Company performance and aligning the interests of our executives with those of our owners. In the past, our executives have been granted options and restricted stock unit awards. These awards cover equity securities of our parent, Hexion LLC, and are generally subject to time-based or performance-based vesting requirements. Time-based awards function as a retention incentive, while performance-based awards encourage executives to maximize Company performance and create value for our equity owners. No new equity-based awards were granted to any of our Named Executive Officers or other members of the Senior Leadership Team during 2006.

Anticipating a public offering in the fall of 2005, we adopted the Long Term Value Creation Reward Program to provide awards to key leaders who had not previously been granted equity-based awards. This program had two components—a cash bonus component and a stock appreciation right (SAR) component. The cash bonus amount was based on a percentage of the participant’s 2005 base salary and is subject to a three-year vesting schedule. Because the anticipated public offering did not occur, the SAR component of the program was not implemented. The Committee is currently considering alternative equity-award structures for new equity-based long-term incentive grants and anticipates that the vesting schedules of such grants would take into account services performed by the recipient since the SAR component of the 2005 program was not effected. Ms. Coffin is the only Named Executive Officer who participates in the program.

Retirement Benefits. Each of our continuing Named Executive Officers participates in qualified defined-benefit and defined-contribution retirement plans offered to U.S. employees of one of our predecessor entities, Borden Chemical, on substantially the same terms as our other participating employees. However, due to maximum limitations imposed by the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Internal Revenue Code (“IRC”) on the annual amount of a pension which may be paid under a qualified defined benefit plan, the benefits that would otherwise be payable to the Named Executive Officers under the Employees Retirement Income Plan, our qualified defined benefit plan (the “ERIP”), are required to be limited. Similarly, the tax law limits the contributions that may otherwise be made each year to our Named Executive Officers’ accounts under our qualified defined contribution plan, the Retirement Savings Plan. Because we do not believe that it is appropriate for the Named Executive Officers’ retirement benefits to be reduced because of limits under ERISA and the IRC, we have established a non-qualified supplemental retirement plan that permits the Named Executive Officers to receive the full amount of benefits that would be paid under the ERIP and the contributions that would be made under the Retirement Savings Plan but for such limitations. There is a description of these plans in the narrative following the Pension Benefits table below.

Severance Benefits. We have entered into separate employment agreements with Messrs. Morrison, Bevilaqua and Carter that, among other things, provide that the executive would be entitled to severance benefits in the event of a termination of employment by the Company without cause or by the executive for good reason. The Committee has determined that it is appropriate to provide these executives with severance benefits under these circumstances in light of their positions with the Company and as part of their overall compensation package. The severance benefits for these executives are generally determined as if they continued to remain employed by the Company for 18 months in the case of Mr. Morrison, for 24 months in the case of Mr. Carter, and for 12 months in the case of Mr. Bevilaqua, following their actual termination date. We believe that a termination by the executive for good reason (or constructive termination) is conceptually the same as an actual termination by the Company without cause; therefore, we believe it is appropriate to provide severance benefits following such a constructive termination of the executive’s employment.

Ms. Coffin and Mr. Monty are covered under a corporate severance policy that applies to any of our associates whose employment is terminated by us without cause. This policy is intended to cover associates who are not entitled to severance benefits under an employment or union agreement. We believe that it is appropriate to provide severance benefits to associates whose employment terminates under these circumstances and that doing so helps us to attract and retain highly qualified employees.

Perquisite Benefits. In January 2006, the Committee eliminated the executive perquisite program and increased the amount of the base salary for each executive who lost these benefits. The amount of the increase for Mr. Morrison was $40,000, for Messrs. Carter and Bevilaqua-$30,000, and for Ms. Coffin-$25,000. In general, the Company no longer provides perquisites to attract or retain executives. Exceptions may be made, especially in international locations where cultural differences require a perquisite so that the individual’s total compensation package is competitive.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION(1)

The Compensation Committee has certain duties and powers as described in its charter. The Compensation Committee is currently composed of the two non-employee directors named at the end of this report. The Compensation Committee has reviewed and discussed with management the disclosures contained in the above Compensation Discussion and Analysis. Based upon this review and discussion, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis section be included in our Annual Report on Form 10-K.

Compensation Committee of the Board of Directors

Joshua J. Harris (Chairman)

Jordan C. Zaken

(1)

SEC filings sometimes “incorporate information by reference.” This means the Company is referring you to information that has previously been filed with the SEC, and that this information should be considered as part of the filing you are reading. Unless the Company specifically states otherwise, this report shall not be deemed to be incorporated by reference and shall not constitute soliciting material or otherwise be considered filed under the Securities Act or the Securities Exchange Act.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. Harris and Zaken, whose names appear on the Compensation Committee Report above, were Compensation Committee members during all of 2006. Both of these directors are partners of Apollo Management, L.P., our controlling shareholder. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of our Compensation Committee during the fiscal year ended December 31, 2006.

Summary Compensation Table

The following table presents information about the compensation of our Chief Executive Officer, Chief Financial Officer, our three next most highly compensated executive officers, and two former executive officers, whom we refer to as our Named Executive Officers, for the year ended December 31, 2006.

SUMMARY COMPENSATION TABLE

Names and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Options Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Craig O. Morrison President and Chief Executive Officer	2006	728,373	—	—	729,217	—	110,205	84,912	1,652,707
William H. Carter Executive Vice President and Chief Financial Officer	2006	598,564	—	—	583,373	—	87,304	56,369	1,325,610
Joseph P. Bevilaqua Executive Vice President, Phenolic & Forest Product Resins Division	2006	398,672	—	—	243,073	—	39,649	26,790	708,184
Sarah R. Coffin Executive Vice President, Performance Products Division	2006	299,375	63,287	—	—	78,380	30,413	13,087	484,542
Richard L. Monty Executive Vice President EH&S	2006	267,401	30,000	—	113,499	—	24,335	17,293	452,528
Layle K. Smith Former Executive Vice President	2006	187,500	—	—	691,742	—	—	420,232	1,299,474
Jeffrey M. Nodland Former Executive Vice President	2006	183,269	—	—	320,843	—	—	349,599	853,711

(1) As described in the “Compensation Discussion and Analysis” above, Mr. Monty and Ms. Coffin earned discretionary bonus awards ($30,000 and $21,620 respectively) for exemplary performance in 2006. These awards are reflected in column (d). In addition, in 2005, Ms. Coffin was awarded a cash bonus opportunity under the Long Term Value Creation Reward Program. The cash bonus award is scheduled to vest in three annual installments. As of December 31, 2006, Ms. Coffin was one-third vested in this bonus opportunity for a total amount of $41,667. This amount, along with any other portion of the cash bonus opportunity that becomes vested, will be paid to her at the end of the three-year vesting schedule in 2008.

(2) – The amounts shown in column (f) reflect the amount that was recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 with respect to awards granted or modified during or prior to 2006 in accordance with FAS 123(R). In connection with their separation from the Company, Messrs. Smith’s and Nodland’s unvested options were vested. Since accelerating the vesting of options is considered a modification of the award, we recognized the compensation expense shown in column (f). For the other Named Executive Officers, the amounts shown represent the current year expense related to the incremental fair value of the awards modified prior to 2006. Assumptions that were used to calculate the amounts in this column are included in Note 14 of Item 8 of Part II of this Annual Report on Form 10-K.

(3) – Column (g) reflects the amount earned by Ms. Coffin under our 2006 Management Incentive Plan, as described in the “Compensation Discussion and Analysis” above.

(4) – The amounts in column (h) reflect the actuarial increase in the present value of each officers’ benefits under our Employees Retirement Income Plan and our Executive Supplemental Pension Plan (a non-qualified deferred compensation plan) for Messrs. Morrison, Carter, Bevilaqua and Monty and Ms. Coffin. There were no above-market or preferential earnings on deferred compensation for our Named Executive Officers. Mr. Smith terminated without vested pension benefits in June, 2006. The value of his qualified and non-qualified pension benefits at December 31, 2005 was $44,871. See the “Pension Benefits” and “Nonqualified Deferred Compensation” sections below for additional information on these plans and benefits.

(5) – The amounts shown for Messrs. Morrison, Carter, Bevilaqua, Monty and Ms. Coffin in column (i) represent company matching contributions to our Retirement Savings Plan and the supplemental retirement plan described under “Pension Benefits” below, and company-paid life insurance premiums. The aggregate amount of the company matching contributions to the defined contribution plans for each Named Executive Officer was as follows: Morrison—$83,761, Carter—$55,419, Bevilaqua—$26,196, Coffin—$12,774, and Monty – $16,888. Of the amount reported in column (i) for Mr. Smith, $420,000 represents the severance paid to him following his departure from the Company in June 2006, pursuant to his separation agreement with the Company. The amount reported in column (i) for Mr. Nodland includes the following severance payments and benefits accrued to him following his termination of employment with the Company in May 2006 under his separation agreement with the Company: $325,000 cash severance paid in installments, and $13,860 for continued health and welfare benefits. The separation agreements are described under “Potential Payments Upon Termination or Change in Control” below.

Employment Agreements

In August 2004, we entered into employment agreements with Messrs. Morrison, Bevilaqua and Carter. Under the terms of each of these employment agreements, the executive has agreed not to disclose any confidential information concerning our business. In addition, each executive has agreed not to solicit or hire any of our employees or solicit any of our customers, suppliers, licensees or other business relations until one year after he ceases to receive any payments under the agreement. Furthermore, each executive has agreed not to engage in any business competing with our business or products anywhere in the world where we are doing business until after he ceases to receive any payments pursuant to the agreement (or in certain circumstances, the first anniversary of such date).

Each of these employment agreements also provides that the executive will be entitled to severance benefits in the event of termination of employment by us for reasons other than for cause, death or disability or a resignation by the executive for good reason, subject to his continued compliance with the restrictive covenants described above and execution of a release in favor of the Company. The executive would be entitled to severance payments equal to his base salary and continued health benefits for himself and his eligible family members for the following periods: Mr. Morrison-18 months, Mr. Carter-24 months, and Mr. Bevilaqua-12 months. Additional information on these severance benefits is provided under “Potential Payments Upon Termination or Change in Control” below.

Grants of Plan Based Awards

The following table presents information about grants of plan-based awards during the year ended December 31, 2006. These awards are denominated in common units of our parent, Hexion LLC.

Name (a)	Grant Date (b)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#) (i)	All Other Option Awards: Number of Securities Underlying Options (#) (j)	Exercise or Base Price of Options Awards ($/Sh) (k)	Grant Date Fair Value of Stock Option Awards ($) (l)
		Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Thresh-old (#) (f)	Target (#) (g)	Maxi-mum (#) (h)
Craig O. Morrison	N/A	184,333	737,331	1,474,662	—	—	—	—	—	—	—
William H. Carter	N/A	98,101	392,405	784,810	—	—	—	—	—	—	—
Joseph P. Bevilaqua	N/A	60,750	243,000	486,000	—	—	—	—	—	—	—
Sarah R. Coffin	N/A	38,125	152,500	305,000	—	—	—	—	—	—	—
Richard L. Monty	N/A	26,960	107,840	215,680	—	—	—	—	—	—	—
Layle K. Smith	N/A	52,500	210,000	420,000	—	—	—	—	—	—	—
Resolution Specialty	7/13/06	—	—	—	—	—	—	—	9,511	3.51	133,500
Resolution Performance	7/13/06	—	—	—	—	—	—	—	68,849	9.49	557,742
Jeffrey M. Nodland	N/A	40,625	162,500	325,000	—	—	—	—	—	—	—
Resolution Specialty	7/13/06	—	—	—	—	—	—	—	22,827	3.51	320,403
Resolution Performance	7/13/06	—	—	—	—	—	—	—	7,883	26.09	—

(1) - The amounts in columns (c) through (e) represent cash bonuses that would have been paid under the 2006 Management Incentive Plan had the Company achieved certain minimum financial thresholds in 2006. However, as noted in the “Compensation Discussion and Analysis” above, Ms. Coffin was the only Named Executive Officer who earned an award under the plan for 2006 performance. For Messrs. Smith and Nodland, the amounts shown are the cash bonus amounts that could have been earned only if they had been employed for the full year.

(2) - On July 13, 2006, the vesting of all unvested option awards that were held by Messrs. Smith and Nodland was accelerated in connection with the termination of their employment with the Company. The amounts in column (j) represent the number of common units of Hexion LLC covered by the accelerated portion of these options. The exercise prices in column (k) are the prices at which the awards were granted at various times between July 16, 2001 and September 24, 2004. Since accelerating the vesting of awards is considered a modification under FAS 123(R), we have reported the incremental fair value of the modified awards in column (l) in accordance with SEC rules.

Outstanding Equity Awards at Fiscal Year-End

The following table presents information about outstanding and unexercised options held by our Named Executive Officers at December 31, 2006. The securities underlying the options are common units of our parent, Hexion LLC. None of our Named Executive Officers held unvested stock awards at any time during 2006.

	Options Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Craig O. Morrison
Hexion LLC Tranche A	120,606	180,908	—	6.22	8/12/2014	—	—	—	—
Hexion LLC Tranche B	—	301,514	—	6.22	8/12/2014	—	—	—	—
William H. Carter
Hexion LLC Tranche A	96,484	144,727	—	6.22	8/12/2014	—	—	—	—
Hexion LLC Tranche B	—	241,211	—	6.22	8/12/2014	—	—	—	—
Joseph P. Bevilaqua
Hexion LLC Tranche A	40,202	60,303	—	6.22	8/12/2014	—	—	—	—
Hexion LLC Tranche B	—	100,505	—	6.22	8/12/2014	—	—	—	—
Sarah R. Coffin	—	—	—	—	—	—	—	—	—
Richard L. Monty
Hexion LLC Tranche A	18,772	28,157	—	6.22	8/12/2014	—	—	—	—
Hexion LLC Tranche B	—	46,929	—	6.22	8/12/2014	—	—	—	—
Layle K. Smith	—	—	—	—	—	—	—	—	—
Jeffrey M. Nodland	—	—	—	—	—	—	—	—	—

Narrative to Outstanding Equity Awards Table

We did not grant any options to our Named Executive Officers or any other employees of the Company during 2006. The outstanding options held by our Named Executive Officers were granted under the Hexion LLC 2004 Stock Incentive Plan (the “2004 Incentive Plan”) and cover equity securities of our parent, Hexion LLC. The “Tranche A” options reported in the table above vest in annual installments on each of the first five anniversaries of the grant date, which was August 2004, or, to the extent not yet vested, one year after the Company is sold. The “Tranche B” options reported in the table will vest on the eighth anniversary of the grant date (August 2004) but are subject to accelerated vesting in connection with a sale of the Company (as defined in the option agreement) if specified internal rates of return for the Company’s investors and target EBITDA levels are met.

The 2004 Incentive Plan is administered by the Compensation Committee. As is customary in incentive plans of this nature, the terms of outstanding awards under the plan are subject to adjustment upon the occurrence of certain corporate events affecting the securities underlying the award. In November 2006, we declared an extraordinary dividend to our parent, Hexion, LLC, which in turn declared a distribution to all holders of its equity securities. In connection with this distribution, the outstanding options under the 2004 Incentive Plan (including the options held by our Named Executive Officers) were adjusted to provide for a cash payment to the holders of vested options to be made in November 2008 (of, if later, upon vesting of the option).

Option Exercises and Stock Vested

As noted in footnote 2 to the Grants of Plan Based Awards table above, the outstanding options held by Messrs. Smith (109,434) and Nodland (85,600) were accelerated and terminated in connection with the termination of their employment with the Company. The following table reports the cash payments each of them received with respect to their terminated options. None of our other Named Executive Officers exercised options during the twelve months ended December 31, 2006, and no stock award held by any Named Executive Officer became vested during 2006.

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)
Craig O. Morrison	—	—	—	—
William H. Carter	—	—	—	—
Joseph P. Bevilaqua	—	—	—	—
Sarah R. Coffin	—	—	—	—
Richard L. Monty	—	—	—	—
Layle K. Smith	—	1,092,107	—	—
Jeffrey M. Nodland	—	1,199,252	—	—

Pension Benefits

The following table presents information regarding the present value of accumulated benefits that may become payable to each of the Named Executive Officers under our qualified and nonqualified defined-benefit pension plans as of December 31, 2006.

Name (a)	Plan Name (b)	Number of Years Credited Service (#) (c)	Present Value of Accumulated Benefit ($) (d)	Payments During Last Fiscal Year ($) (e)
Craig O. Morrison	ERIP	4.75	68,707	—
	ESPP		249,384	—
William H. Carter	ERIP	11.75	150,149	—
	ESPP		411,264	—
Joseph P. Bevilaqua	ERIP	4.75	59,626	—
	ESPP		62,813	—
Sarah R. Coffin	ERIP	1.917	23,277	—
	ESPP		16,534	—
Richard L. Monty	ERIP	2.917	35,911	—
	ESPP		17,169	—
Layle K. Smith (1)	—	—	—	—
			—	—
Jeffrey M. Nodland(2)	—	—	—	—

(1)	Mr. Smith participated in two pension plans maintained by Resolution Performance. At the time his employment with the Company terminated in June 2006, he had no vested pension benefits under those plans.
(2)	Mr. Nodland was not a participant in any of our pension plans.

Narrative to Pension Benefits Table

Employees’ Retirement Income Plan (ERIP)

The ERIP covers U.S. employees who work in locations and/or business units associated with the former Borden Chemical. This plan was amended as of January 1, 1987 to provide benefit credits equal to 3% of earnings to the extent that this credit does not exceed the Social Security wage base for the year plus 6% of eligible earnings in excess of the social security wage base. Earnings include annual incentive awards that are paid currently, but exclude any long-term incentive awards. Benefits for service through December 31, 1986 are based on the plan formula then in effect and have been converted to opening balances in the plan. Both opening balances and benefit credits receive interest credits at one-year Treasury bill rates until the participant begins to receive benefit payments. For the year ended December 31, 2006, the interest rate that was determined under the plan was 4.42%. Benefits vest after the completion of five years of employment for all employees hired on or after July 1, 1990.

Retirement Savings Plan (RSP)

In addition to our pension plans, all eligible full-time U.S. employees are offered participation in the RSP, which is a defined contribution plan. This plan allows U.S. employees who work in locations and/or business units associated with the former Borden Chemical, including each of the Named Executive Officers, to make pre-tax contributions from 1% to 15% of eligible earnings for highly compensated employees and 25% for all other employees. Those employees are also eligible to receive matching contributions from the Company at 100% on contributions of up to 5% of eligible earnings. Additional company contributions may be made if we achieve specified annual financial measures established at the beginning of the plan year. Participants in the RSP begin vesting in the company matching contributions after two years of service and are fully vested after five years of service.

Executives’ Supplemental Pension Plan (ESPP)

Generally, we only provide supplemental benefits when the terms of the benefit programs that all other employees participate in are limited or restricted by federal compensation limits. As a result, for employees who participate in our ERIP, including Messrs. Morrison, Carter, Bevilaqua, and Monty and Ms. Coffin, we sponsor the ESPP that provides supplemental pension benefits above the limits under Sections 401(a)(17) and 415 of the Internal Revenue Code (“IRC”) and for pension benefits for any deferred compensation not considered under the ERIP, in each case, using the same formula as the ERIP. The supplemental plan also provides an opportunity for employees whose compensation exceeds the limit under Section 401(a)(17) of the IRC to voluntarily elect to defer compensation, and also provides other employees with an opportunity to elect a “make-up benefit” for the benefits that are limited under Section 415 of the IRC for defined contribution plans, in each case, using the same formula as the RSP. The supplemental plan benefits are unfunded and paid from our general assets.

Nonqualified Deferred Compensation

The following table presents information on contributions to, earnings accrued under and distributions from our non tax-qualified defined contribution and other nonqualified deferred compensation plans. We have two non tax-qualified deferred compensation plans: the Executives’ Supplemental Pension Plan (“ESPP”) and the 2004 Deferred Compensation Plan (“2004 DC Plan”).

Name (a)	Executive Contributions in Last FY ($) (b)	Registrant Contributions in Last FY ($) (c)	Aggregate Earnings in Last FY ($) (d)	Aggregate Withdrawals/Distributions ($) (e)	Aggregate Balance at Last FYE ($) (f)
Craig O. Morrison
ESPP	121,333	72,761	18,185	—	479,494
2004 Plan	—	—	—	1,401,438	2,614,731
William H. Carter
ESPP	66,291	44,419	53,607	—	1,234,623
2004 Plan	—	—	—	1,121,150	2,091,784
Joseph P. Bevilaqua
ESPP	76,185	15,196	6,304	—	188,919
2004 Plan	—	—	—	467,146	871,577
Sarah R. Coffin
ESPP	1,774	1,774	—	—	3,548
Richard L. Monty
ESPP	41,789	6,899	3,233	—	94,226
2004 Plan	—	—	—	218,127	406,970
Layle K. Smith	—	—	—	—	—

Jeffrey M. Nodland	—	—	—	—	—

(1). The amounts in column (b) are included in the amounts reported as salary in the Summary Compensation Table for each of the Named Executive Officers who participate in the ESPP. The ESPP provides supplemental pension benefits above the limits under Sections 401(a)(17) and 415 of the IRC and for pension benefits for any deferred compensation not considered under the ERIP, in each case, using the same formula as the ERIP. The supplemental plan also provides an opportunity for employees whose compensation exceeds the limit under Section 401(a)(17) of the IRC to voluntarily elect to defer compensation, and also provides other employees with an opportunity to elect a “make-up benefit” for the benefits that are limited under Section 415 of the IRC for defined contribution plans, in each case, using the same formula as the Retirement Savings Plan. The supplemental plan benefits are unfunded and paid from our general assets. The amounts in column (b) are only the “make-up benefit” for the benefits limited under the IRC for our retirement savings plan.

(2). The amounts shown in column (e) for Messrs. Morrison, Carter, Bevilaqua and Monty represent dividend equivalent amounts that were paid to them in November 2006 on the deferred units credited to them under the 2004 DC Plan when Hexion LLC declared a dividend to unit holders.

Potential Payments Upon Termination or Change in Control

As described above in the “Compensation Discussion and Analysis,” Messrs. Morrison, Carter and Bevilaqua are entitled to certain severance benefits under their employment agreements upon a termination of their employment by the Company without cause or by the executive with good reason. Mr. Monty and Ms. Coffin are covered under a corporate severance policy. The amount of outplacement services provided is also designated under the severance policy. Where the maximum severance available under our corporate policy exceeds the amount provided for in an executive’s employment agreement, we have assumed for these purposes only, that the greater amount would be paid. The following table presents the dollar value of the maximum severance benefits to which each executive would have been entitled had a qualifying termination of employment occurred on December 31, 2006.

Name	Cash Severance	Continued Health Benefits	Outplacement Services
Craig O. Morrison	1,474,662	21,228	40,000
William H. Carter	1,207,400	14,595	40,000
Joseph P. Bevilaqua	405,000	10,614	40,000
Sarah R. Coffin	305,000	10,614	40,000
Richard L. Monty	269,600	10,614	40,000

In addition, upon a termination of employment for any reason, we would have distributed to Messrs. Morrison, Carter, Bevilaqua and Monty the Hexion LLC common units credited to them under the 2004 DC Plan as described in the “Nonqualified Deferred Compensation” table above. We have given these executives a right to require the Company to purchase their common units at fair value following their separation from the Company if the Company has not consummated a public offering.

As noted above in the narrative to the “Outstanding Equity Awards at Fiscal Year End” table, our Named Executive Officers would also be entitled to accelerated vesting of their outstanding options under the 2004 Incentive Plan in connection with a sale of the Company or Hexion LLC. Please see the narrative following the “Outstanding Equity Awards at Fiscal Year End” table above for additional information on the outstanding options held by our Named Executive Officers at December 31, 2006 and the terms of these options.

Separation Agreements

On May 31, 2006, we entered into a separation agreement with Mr. Smith in connection with his departure from the Company. This agreement provides for Mr. Smith to receive aggregate severance payments in an amount equal to $420,000 (approximately one year’s base salary), payable in installments through March 15, 2007, and a prorated bonus for any award earned under our 2006 incentive compensation plan. As shown in the Summary Compensation Table above, no such award was earned by Mr. Smith for 2006 performance. This agreement prevents Mr. Smith from, among other things, competing with our business and soliciting our customers or employees, in each case for one year following his formal separation from the Company, and provides for Mr. Smith’s release of all employment-related claims. In connection with Mr. Smith’s departure from the Company, we also accelerated the vesting of his outstanding options to purchase units of Hexion LLC and repurchased his outstanding options for a price equal to the fair market value of the underlying securities, less the exercise price of the options. The exercise prices of these options ranged from $3.51/share to $9.49/share. In addition, in connection with his departure from the Company, we agreed to purchase 67,417 of Mr. Smith’s Hexion LLC common units for a purchase price of $1,181,149.

On June 21, 2006, we entered into a separation agreement with Mr. Nodland in connection with his departure from the Company. This agreement provides for Mr. Nodland to receive an aggregate severance payment of $325,000 payable in monthly installments, a prorated bonus earned for 2006 under our incentive compensation plan, a payment of $3,528 for the value of his unvested retirement savings plan account, a payment of $13,860 for continued health benefits, and certain outplacement benefits. As shown in the Summary Compensation Table above, no incentive compensation award was earned by Mr. Nodland for 2006 performance. This agreement prevents Mr. Nodland from, among other things, competing with our business and soliciting our customers or employees, in each case for one year following his formal separation from the Company, and provides for Mr. Nodland’s release of all employment-related claims. In connection with Mr. Nodland’s departure from the Company, we also accelerated the vesting of his outstanding options to purchase units of Hexion LLC and repurchased his outstanding options for a price equal to the fair market value of the underlying securities, less the exercise price of the options. The exercise prices of these options ranged from $3.51/share to $26.09/share.

Director Compensation

The table below summarizes the compensation we paid to non-employee Directors for the year ended December 31, 2006.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)

Joshua J. Harris	42,500	—	43,025	—	—	—	85,525

Scott M. Kleinman	47,500	—	43,025	—	—	—	90,525

Marvin O. Schlanger	32,000	—	1,271	—	35,973	161,000	230,244

Robert V. Seminara	47,000	—	42,758	—	—	—	89,758

Jordan C. Zaken	44,500	—	—	—	—	—	44,500

(1) At December 31, 2006, Messrs. Harris, Kleinman, Schlanger, Seminara, and Zaken held options covering 86,748; 86,748; 278,412; 28,141, and 28,141 common units, respectively, in Hexion LLC. The amounts in column (d) reflect the amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123(R) of awards granted or modified during or prior to 2006. These amounts exclude the impact of expected forfeitures. No option awards were forfeited by any of our non-employee directors during 2006. Assumptions that were used to calculate the amounts in column (d) are included in Note 14 of Item 8 of Part II of this Annual Report on Form 10-K.

(2) Mr. Schlanger terminated employment with the Company on March 31, 2006. The amount reported for Mr. Schlanger in column (g) includes salary of $37,500 for the period January 1 through March 31, 2006 plus consulting fees of $123,500 for the period April 1 through December 31, 2006. The material terms of Mr. Schlanger’s employment and consulting agreements with the Company are described below. Mr. Schlanger’s pension benefits are accrued under the Resolution Performance Products qualified and non-qualified pension plans.

Narrative to Directors’ Compensation Table

We pay our non-employee directors an annual cash retainer of $40,000, paid quarterly after each fiscal quarter of service, and a fee of $1,000 for each board and committee meeting attended in person. Fifty percent of the meeting fee is paid for board and committee meetings attended by teleconference. Directors who are also employees of the Company receive no additional compensation for their service as Directors. Directors are eligible to receive equity-based awards from time to time on a discretionary basis.

In June 2005, we entered into an employment agreement and a consulting agreement with Mr. Schlanger, both of which were amended in January 2006. Under the terms of the amended employment agreement and the amended consulting agreement, Mr. Schlanger has agreed not to disclose any confidential information concerning our business. Under the terms of Mr. Schlanger’s consulting agreement, Mr. Schlanger has agreed not to solicit or hire any of our employees or solicit any of our customers until 24 months after termination of his consulting engagement. Furthermore, he has agreed not to engage in any business that is in competition with our business until after he ceases to receive any payments pursuant to the employment agreement (or in certain circumstances, the first anniversary of such date) or at any time during the term of the consulting agreement.

Mr. Schlanger’s amended employment agreement was effective from the closing of the Hexion Formation (May 31, 2005) through March 31, 2006 and provided for an annual base salary of $400,000 through December 31, 2005 and $12,500 per month from January 1 through March 31, 2006. The agreement also provided for Mr. Schlanger to be provided with usual and customary health and pension benefits.

Mr. Schlanger’s consulting agreement extends for the period commencing April 1, 2006 and ending December 31, 2008. The agreement provides for Mr. Schlanger (i) to be paid a monthly consulting fee of $12,500, (ii) to be paid or reimbursed for his costs to maintain health insurance coverage for himself and his dependents that is similar to the coverage we provided during his employment, (iii) to be paid an amount equal to the normal fees paid to non-employee directors for first quarter 2006, which he would have received had his employment agreement not been extended to March 31, 2006, and (iv) to continue to be eligible to vest in options during the consulting period as he would have during his employment.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of Hexion common stock, as of March 1, 2007, and shows the number of shares and percentage owned by:

•	each person known to beneficially own more than 5% of the common stock of Hexion;

•	each of Hexion’s 2006 named executive officers;

•	each member of the Board of Directors of Hexion; and

•	all of the executive officers and members of the Board of Directors of Hexion as a group.

Hexion LLC owns 100% of our outstanding common stock. Apollo, other investors and certain members of our management own their interests in our common stock set forth below through their ownership of Hexion LLC. Apollo has sole voting power and investment power with respect to the shares of the Company owned by Hexion LLC. Leon D. Black and John J. Hannan are the directors and executive officers of entities which have dispositive voting or investment control over the other entities or funds affiliated with Apollo that control Hexion LLC. Although Messrs. Black and Hannan may each be deemed a beneficial owner of shares of Hexion beneficially owned by Apollo, each such person disclaims beneficial ownership of such shares.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock, and has not pledged any such shares as security.

Name of Beneficial Owner	Beneficial Ownership of Equity Securities
	Shares	Percent
Apollo Management, L.P.(1)	75,154,789	91.0%
Joshua J. Harris (1) (2)	58,607	*
Scott M. Kleinman (1) (2)	58,607	*
Robert V. Seminara (1) (2)	—	*
Jordan C. Zaken (1) (2)	28,141	*
Marvin O. Schlanger (3)	433,169	*
Craig O. Morrison (4)	120,606	*
William H. Carter (5)	96,484	*
Joseph P. Bevilaqua (6)	40,202	*
Richard L. Monty (7)	18,772	*
Sarah R. Coffin	—	*
Layle K. Smith (8)	11,883	*
Jeffrey M. Nodland (9)	149,478	*
All Directors and Executive Officers as a group (14 persons) (10)	1,026,676	1.2%

*	less than 1%

(1)	Represents the ownership interest in the Company indirectly attributable to Apollo through Apollo’s ownership of Hexion LLC. The address of each of Apollo Investment Fund IV, L.P., Apollo Investment Fund V, L.P. and Apollo is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019.
(2)

Although each of Messrs. Harris, Kleinman, Seminara and Zaken may be deemed a beneficial owner of Hexion units beneficially owned by Apollo due to his status as a partner or senior partner of Apollo, each such person disclaims beneficial ownership of any such units. For Messrs. Harris and Kleinman, includes 58,607 units issuable upon the exercise of options granted to each of Messrs. Harris and Kleinman that were vested as of the date hereof. For Mr. Zaken, includes 28,141 units issuable upon the exercise of options granted that were vested as of the date hereof. The address of Messrs. Harris, Kleinman, Seminara and Zaken is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019.

(3)	Includes 99,227 units subject to option currently exercisable. Does not include unvested options to purchase 179,184 shares of common stock which are subject to time and performance vesting conditions. Does not include 191,276 restricted stock units issued to Mr. Schlanger. The restricted stock units represent a conditional right to receive 191,726 units of Hexion upon the occurrence of certain events. The address of Mr. Schlanger is c/o Hexion Specialty Chemicals, Inc., 180 East Broad Street, Columbus, Ohio 43215.
(4)	Includes 120,606 units subject to option currently exercisable. Does not include 241,211 deferred units credited to Mr. Morrison’s account. The address of Mr. Morrison is c/o Hexion Specialty Chemicals, Inc., 180 East Broad Street, Columbus, Ohio 43215.
(5)	Includes 96,484 units subject to option currently exercisable. Does not include 192,969 deferred units credited to Mr. Carter’s account. The address of Mr. Carter is c/o Hexion Specialty Chemicals, Inc., 180 East Broad Street, Columbus, Ohio 43215.
(6)	Includes 40,202 units subject to option currently exercisable. Does not include 80,404 deferred units credited to Mr. Bevilaqua’s account. The address of Mr. Bevilaqua is c/o Hexion Specialty Chemicals, Inc., 180 East Broad Street, Columbus, Ohio 43215.
(7)	Includes 18,772 units subject to option currently exercisable. Does not include 37,543 deferred units credited to Mr. Monty’s account. Mr. Monty’s address is c/o Hexion Specialty Chemicals, Inc., 180 East Broad Street, Columbus, Ohio 43215.
(8)	Mr. Smith’s address is c/o Covalence Specialty Materials Corp., 1 Crossroad Drive, Building A, 3rd Floor, Bedminster, New Jersey 07921.
(9)	Mr. Nodland’s address is 66 West Bracebridge Circle, The Woodlands, Texas 77382.
(10)	Includes 531,373 units of common stock issuable upon the exercise of options granted to our directors and executive officers that were vested as of the date hereof. Does not include 191,256 restricted shares issued to Mr. Schlanger under the Resolution Performance unit plan or 573,580 deferred common stock units.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Transactions with Related Persons

The Company has a written Statement of Policy and Procedures Regarding Related Person Transactions that has been adopted by the Board of Directors.

The policy requires the Company to establish and maintain procedures for identifying potential or existing transactions between the Company and related persons. The policy generally adopts the definitions of “related person” and “transaction” set forth in Regulation S-K Item 404 under the Securities Act of 1933 and the Securities Exchange Act of 1934.

The types of transactions that are covered by the policy include financial and other transactions, arrangements or relationships in which the Company or any of its subsidiaries is a participant and in which a related person has a direct or indirect material interest, where the amount involved exceeds $75,000.

Related persons include directors and director nominees, executive officers, shareholders beneficially owning more than 5% of the Company’s voting stock, and immediate family members of any of the previously described persons. A related person could also be an entity in which a director, executive officer or 5% shareholder is an employee, general partner or 5% shareholder.

Transactions identified by management that are between the Company and a related person that involve amounts exceeding $75,000 will be reviewed by the Board, the Audit Committee, or another appropriate committee of the Board. In certain situations, the Board or a committee may delegate authority to an individual Board member to review related person transactions.

Under the policy, the Board or committee is directed to approve only those related person transactions that are determined by them in good faith to be in, or not inconsistent with, the best interest of the Company and its shareholders. In making this determination, all available, relevant facts and circumstances will be considered, including the benefits to the Company; the impact of the transaction on the related person’s independence; the availability of other sources of comparable products or services; the terms of the transaction; and the terms available to unrelated third parties or to employees in general.

The Company’s policy recognizes that there are situations where related person transactions may be in, or may not be inconsistent with, the best interests of the Company and its shareholders, especially while the Company is a “controlled company”.

There were no transactions required to be reported under paragraph (a) above since the beginning of the last fiscal year where the Company’s policies and procedures did not require review, approval or ratification or where such policies and procedures were not followed.

Related Transactions

Management Consulting Agreement

We have an amended and restated management consulting agreement with Apollo (the “Agreement”) which allows Apollo and its affiliates to provide certain advisory services to us for a seven year period, with an automatic extension of the term for a one year period beginning on the fourth anniversary of the commencement of the agreement and at the end of each year thereafter, unless notice to the contrary is given by either party. The Agreement provides for an annual fee equal to the greater of $3 million and 2% of Adjusted EBITDA, as defined in the indentures governing our notes. In addition, we are also required to pay Apollo a transaction fee if we engage in any merger, acquisition or similar transaction unless we are unable to mutually agree upon the terms of Apollo’s engagement, in which case, we will be able to retain another special advisor. We paid Apollo annual fees of $3 million and reimbursed expenses totaling $100,000 in 2006, pursuant to the Agreement. Under the Agreement, we have also agreed to indemnify Apollo and its affiliates and their directors, officers and representatives for potential losses relating to the services contemplated under this Agreement. If this Agreement is terminated in connection with a sale of the company or an initial public offering, we will be required under the terms of the Agreement to pay Apollo a lump-sum amount equal to the net present value of the remaining annual management fees owing and payable by us until the expiration of the Agreement, determined using an applicable discount rate.

Director Independence

The Company has no securities listed for trading on a national securities exchange or in an automated inter-dealer quotation system of a national securities association which has requirements that a majority of its board of directors be independent. For purposes of complying with the disclosure requirements of the Securities and Exchange Commission, the Company has adopted the definition of independence used by the New York Stock Exchange. Under the New York Stock Exchange’s definition of independence, none of the Company’s directors is independent.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Prior to the Hexion Formation, Resolution Performance’s principal accounting firm was PricewaterhouseCoopers LLP (“PwC”) and Borden Chemical’s principal accounting firm was Deloitte & Touche LLP (“Deloitte”). After the date of the Hexion Formation, we continued to use the services of both firms. During the third quarter of fiscal 2006, PwC became our principal accounting firm. The following table sets forth the fees billed by PwC and Deloitte to Resolution Performance, Resolution Specialty, Borden Chemical and the Company for 2006 and 2005.

	Years ended December 31,
	PWC		Deloitte		Total
	2006	2005	2006	2005	2006	2005
Audit fees (a)	$6	$8	$3	$3	$9	$11
Audit-related fees (b)	5	18	—	2	5	20
Tax fees (c)	1	—	—	—	1	—
All other fees	—	—	—	—	—	—

Total fees	$12	$26	$3	$5	$15	$31

(a)	Audit Fees. This category includes fees and expenses billed by PwC and Deloitte for the audits of the Company’s financial statements and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q. This category includes audit fees for engagements performed at U.S. and international locations for the fiscal years ended December 31, 2006 and 2005.
(b)	Audit-Related Fees. This category includes fees and expenses billed by PwC and Deloitte for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. This category includes fees for due diligence and other services related to the Hexion Formation, stand-alone audits of HA-International, LLC and Hexion Specialty Chemicals Canada, Inc., other audit-related accounting and SEC reporting services, and employee benefit plan audits.
(c)	Tax Fees. This category includes fees and expenses billed by PwC and Deloitte for domestic and international tax compliance and planning services and tax advice.

Pre-Approval Policy and Procedures

Under a policy adopted by the Audit Committee, all audit and non-audit services provided by our principal accounting firms must be pre-approved by the Audit Committee or a member designated by the Committee. All services pre-approved by the designated member are reported to the full Audit Committee at its next regularly scheduled meeting. The pre-approval of audit and non-audit services may be made at any time up to a year before the commencement of the specified service. Under the policy, the Company is prohibited from using its principal accounting firms for certain non-audit services, the list of which is based upon the list of prohibited activities in the SEC’s rules and regulations. Pursuant to the pre-approval provisions set forth above, the Audit Committee approved all services related to the Audit Fees, Audit-Related Fees and Tax Fees described at (a) through (c) above.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)

Consolidated Financial Statements – The financial statements and related notes of Hexion Specialty Chemicals, Inc., and the reports of independent registered public accounting firms are included at Item 8 of this report.

(2)

Financial Statement Schedules – Schedule II – Valuation and Qualifying Accounts and Reserves. Also included are the financial statements and related notes of Hexion Specialty Chemicals Canada, Inc., as its securities collateralize an issue being registered, as defined by Rule 3-16 of Regulation S-X under the Securities Act of 1933, and the reports of independent registered public accounting firms. All other schedules are omitted because they are not applicable or not required, or because that required information is shown in either the Consolidated Financial Statements or in the notes thereto.

(3)	Exhibits Required by SEC Regulation S-K – The following Exhibits are filed herewith or incorporated herein by reference:

2.1***†	Transaction Agreement dated as of April 22, 2005 among Resolution Performance Holdings LLC, Resolution Performance Products Inc., Resolution Performance Products LLC, Resolution Specialty Materials Holdings LLC, Resolution Specialty Materials LLC, Lawter International Inc., BHI Acquisition Corp., BHI Merger Sub Inc., and Borden Chemical Inc.

2.2*†	Amended and Restated Master Sale Agreement (US) dated as of November 14, 2000 among Shell Oil Company, Resin Acquisition, LLC and Resolution Performance Products Inc.

2.3*†	Amended and Restated SPNV Resins Sale Agreement dated as of November 14, 2000 between Shell Oil Company and Resolution Performance Products Inc.

2.4*	Assignment and Assumption Agreement dated November 13, 2000 between Resolution Performance Products Inc. and Resolution Performance Products LLC

2.5*	Assignment and Assumption Agreement dated November 14, 2000 between Resin Acquisition, LLC and Resolution Performance Holdings LLC

3.1	Restated Certificate of Incorporation of Hexion Specialty Chemicals, Inc. dated as of July 18, 2006 (incorporated by reference to Exhibit 3.5 to Amendment No. 1 of the Registrant’s Registration Statement on Form S-4 filed on August 1, 2006 (File No. 333-135482))

3.2	Amended and Restated Bylaws of Hexion Specialty Chemicals, Inc. dated July 18, 2006 (incorporated by reference to Exhibit 3.6 to Amendment No. 1 of the Registrant’s Registration Statement on Form S-4 filed on August 1, 2006 (File No. 333-135482))

4.1	Form of Indenture between the registrant and The First National Bank of Chicago, as Trustee, dated as of January 15, 1983, as supplemented by the First Supplemental Indenture dated as of March 31, 1986, and the Second Supplemental Indenture, dated as of June 26, 1996, relating to the $200,000,000 8 3/8% Sinking Fund Debentures due 2016, (incorporated herein by reference from Exhibits (4)(a) and (b) to Amendment No. 1 to Registration Statement on Form S-3, File No. 33-4381 and Exhibit (4)(iv) to the June 30, 1996, Form 10-Q.)

4.2	Form of Indenture between Borden Chemical and The Bank of New York, as Trustee, dated as of December 15, 1987, as supplemented by the First Supplemental Indenture dated as of December 15, 1987, and the Second Supplemental Indenture dated as of February 1, 1993, and the Third Supplemental Indenture dated as of June 26, 1996, (incorporated herein by reference from Exhibits (4)(a) through (d) to Borden Chemical’s Registration Statement on Form S-3, File No. 33-45770 and Exhibit (4)(iii) to the June 30, 1996, Form 10-Q filed on August 14, 1996 (File No. 001-00071)), relating to the following Debentures and Notes:

(a) The $200,000,000 9 1/5% Debentures due 2021.

(b) The $250,000,000 7 7/8% Debentures due 2023.

4.3	Indenture dated as of August 12, 2004 among Borden U.S. Finance Corp. and Borden Nova Scotia Finance, ULC, as Issuers, Borden Chemical, and Wilmington Trust Company, as Trustee, relating to: (a) the $150,000,000 Second-Priority Senior Secured Floating Rate Notes due 2010 and (b) the $325,000,000 9% Second-Priority Senior Secured Notes due 2014 (incorporated by reference to Exhibit 4(i) to Borden Chemical’s Form 10-Q filed on November 15, 2004, File No. 001-00071)

4.4*	Indenture, dated as of November 14, 2000, among Resolution Performance Products LLC, Resolution Performance Capital Corporation and The Bank of New York, as trustee, relating to 13 1/2% Senior Subordinated Notes Due 2010

4.5	Indenture dated as of April 9, 2003 among Resolution Performance Products LLC, Resolution Performance Capital Corporation and Deutsche Bank Trust Company Americas, as trustee, relating to 9 1/2% Senior Second Secured Notes Due 2010 (incorporated by reference to Exhibit 4.6 to Resolution Performance’s Registration Statement on Form S-4 filed on April 25, 2003 (File No. 333-104750))

4.6	Indenture dated as of December 22, 2003 among Resolution Performance Products LLC, Resolution Performance Capital Corporation and The Bank of New York, as trustee, relating to 8% Senior Secured Notes due 2009 (incorporated by reference to exhibit 4.11 to Resolution Performance’s Registration Statement on Form S-4 filed on January 20, 2004 (File No. 333-112016))

4.7***	Indenture dated as of May 20, 2005 among Borden Chemical US Finance Corp., Borden 2 Nova Scotia Finance, ULC, as Issuers, Hexion Specialty Chemicals, Inc. and Wilmington Trust Company, as Trustee, relating to the $150,000,000 Second-Priority Senior Secured Floating Rate Notes due 2010

4.8***	First Supplemental Indenture, dated as of May 31, 2005 among Resolution Performance Capital Corporation, Resolution Specialty Materials, LLC, Resolutions’ JV LLC, Lawter International, Inc., Resolution Specialty Materials Capital Corp., Borden Chemical International, Inc., Bakelite North America Holding Company, Bakelite Epoxy Polymers Corporation, Oilfield Technology Group, Inc. and Borden Services Company, as Additional Subsidiary Guarantors, Hexion Specialty Chemicals, Inc., Borden U.S. Finance Corp. and Borden Nova Scotia Finance, ULC and Wilmington Trust Company, as Trustee to the Indenture dated as of August 12, 2004 among Borden U.S. Finance Corp., Borden Nova Scotia Finance, ULC, as Issuers, Borden Chemical and Wilmington Trust Company, as Trustee relating to: (a) the $150,000,000 Second-Priority Senior Secured Floating Rate Notes due 2010 and (b) the $325,000,000 9% Second-Priority Senior Secured Notes due 2014

4.9***	Supplemental Indenture dated as of May 31, 2005 among Borden U.S. Finance Corp., Borden Nova Scotia Finance, ULC, the guarantors named therein and Wilmington Trust Company, as Trustee to the Indenture dated May 20, 2005 among Borden Chemical US Finance Corp. and Borden 2 Nova Scotia Finance, ULC, as Issuers, Hexion Specialty Chemicals, Inc. and Wilmington Trust Company, as Trustee relating to the $150,000,000 Second-Priority Senior Secured Floating Rate Notes due 2010

4.10***	First Supplemental Indenture dated as of May 31, 2005, among Resolution Performance Products Corp., Resolution Performance Capital Corporation, the guarantors named therein and The Bank of New York, as Trustee, to the Indenture dated as of November 14, 2000, among Resolution Performance Products LLC, Resolution Performance Capital Corporation and The Bank of New York, as Trustee, relating to 13 1/2% Senior Subordinated Notes Due 2010

4.11***	First Supplemental Indenture dated as of May 31, 2005, among Resolution Performance Products Corp., Resolution Performance Capital Corporation, the guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee, to the Indenture dated as of April 9, 2003, among Resolution Performance Products LLC, Resolution Performance Capital Corporation and Deutsche Bank Trust Company Americas, as Trustee, relating to 9 1/2% Senior Second Secured Notes Due 2010

4.12***	First Supplemental Indenture dated as of May 31, 2005, among Resolution Performance Products Corp., Resolution Performance Capital Corporation, the guarantors named therein and The Bank of New York, as Trustee, to the Indenture dated as of December 22, 2003, among Resolution Performance Products LLC, Resolution Performance Capital Corporation and The Bank of New York, as Trustee, relating to 8% Senior Secured Notes due 2009

4.13***	Second Supplemental Indenture dated as of May 31, 2005, among Hexion Specialty Chemicals, Inc., Resolution Performance Capital Corporation, the guarantors named therein and The Bank of New York, as Trustee, to the Indenture dated as of November 14, 2000, as supplemented, among Resolution Performance Products LLC, Resolution Performance Capital Corporation and The Bank of New York, as Trustee, relating to 13 1/2% Senior Subordinated Notes Due 2010

4.14***	Second Supplemental Indenture dated as of May 31, 2005, among Hexion Specialty Chemicals, Inc., Resolution Performance Capital Corporation, the guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee, to the Indenture dated as of April 9, 2003, as supplemented, among Resolution Performance Products LLC, Resolution Performance Capital Corporation and Deutsche Bank Trust Company Americas, as Trustee, relating to 9 1/2% Senior Second Secured Notes Due 2010

4.15***	Second Supplemental Indenture dated as of May 31, 2005, among Hexion Specialty Chemicals, Inc., Resolution Performance Capital Corporation, the guarantors named therein and The Bank of New York, as Trustee, to the Indenture dated as of December 22, 2003, as supplemented, among Resolution Performance Products LLC, Resolution Performance Capital Corporation and The Bank of New York, as Trustee, relating to 8% Senior Secured Notes due 2009

4.16	Second Supplemental Indenture, dated as of December 23, 2005 among Hexion CI Holding Company (China) LLC, as Additional Subsidiary Guarantor, Hexion Specialty Chemicals, Inc., Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC and Wilmington Trust Company, as Trustee, to the Indenture dated as of August 12, 2004 among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, as Issuers, Hexion Specialty Chemicals, Inc. and Wilmington Trust Company, as Trustee relating to: (a) the $150,000,000 Second-Priority Senior Secured Floating Rate Notes due 2010 and (b) the $325,000,000 9% Second-Priority Senior Secured Notes due 2014 (incorporated by reference to Exhibit 4.27 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 filed on December 27, 2005 (File No. 333-122826))

4.17	Second Supplemental Indenture, dated as of December 23, 2005 among Hexion CI Holding Company (China) LLC, as Additional Subsidiary Guarantor, Hexion Specialty Chemicals, Inc., Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC and Wilmington Trust Company, as Trustee, to the Indenture dated as of May 20, 2005 among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, as Issuers, Hexion Specialty Chemicals, Inc. and Wilmington Trust Company, as Trustee relating to the $150,000,000 Second-Priority Senior Secured Floating Rate Notes due 2010 (incorporated by reference to Exhibit 4.28 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 filed on December 27, 2005 (File No. 333-122826))

4.18	Third Supplemental Indenture, dated as of December 23, 2005 among Hexion Specialty Chemicals, Inc., HSC Capital Corporation, the guarantor named therein and The Bank of New York, as Trustee, to the Indenture dated as of November 14, 2000, as supplemented, among Hexion Specialty Chemicals, Inc., HSC Capital Corporation and The Bank of New York, as Trustee, relating to the 13 1/2% Senior Subordinated Notes Due 2010 (incorporated by reference to Exhibit 4.29 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 filed on December 27, 2005 (File No. 333-122826))

4.19	Third Supplemental Indenture, dated as of December 23, 2005 among Hexion Specialty Chemicals, Inc., HSC Capital Corporation, the guarantor named therein and Deutsche Bank Trust Company Americas, as Trustee, to the Indenture dated as of April 9, 2003, as supplemented, among Hexion Specialty Chemicals, Inc., HSC Capital Corporation and Deutsche Bank Trust Company Americas, as Trustee, relating to the 9 1/2% Senior Second Secured Notes Due 2010 (incorporated by reference to Exhibit 4.30 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 filed on December 27, 2005 (File No. 333-122826))

4.20	Third Supplemental Indenture, dated as of December 23, 2005 among Hexion Specialty Chemicals, Inc., HSC Capital Corporation, the guarantor named therein and The Bank of New York, as Trustee, to the Indenture dated as of December 22, 2003, as supplemented, among Hexion Specialty Chemicals, Inc., HSC Capital Corporation and The Bank of New York, as Trustee, relating to the 8% Senior Secured Notes due 2009 (incorporated by reference to Exhibit 4.31 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 filed on December 27, 2005 (File No. 333-122826))

4.21**	Third Supplemental Indenture, dated as of October 26, 2006 among the Company, Hexion U.S. Finance Corp., Hexion Nova Scotia Finance ULC, the guarantors named therein and Wilmington Trust Company, as trustee, to the Indenture dated as of May 20, 2005, as supplemented, related to the Second-Priority Senior Secured Floating Rate Notes due 2010.

4.22**	Third Supplemental Indenture, dated as of October 26, 2006 among the Company, Hexion U.S. Finance Corp., Hexion Nova Scotia Finance ULC, the guarantors named therein and Wilmington Trust Company, as trustee, to the Indenture dated as of August 12, 2004, as supplemented, related to the Second-Priority Senior Secured Floating Rate Notes due 2010 and the 9% Second-Priority Senior Secured Notes due 2014.

4.23**	Indenture dated as of November 3, 2006 among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, the Company, the guarantors named therein and Wilmington Trust Company, as trustee, related to the $200,000,000 second-priority senior secured floating rate notes due 2014 and the $625,000,000 9 3/4 % second-priority senior secured notes due 2014.

10.1	Amended and Restated Executive Supplemental Pension Plan, dated as of September 7, 2005 (incorporated by reference to Exhibit (10) to Registrant’s Form 8-K filed on September 12, 2005 (File No. 001-00071))

10.2	Advisory Directors Plan (incorporated by reference to Exhibit 10(viii) to Borden Chemical’s 1989 Form 10-K Annual Report.)

10.3	Perquisite Benefits Policy (incorporated by reference to Exhibit (10)(xviii) to Borden Chemical’s December 31, 2001 Form 10-K filed on March 29, 2002 (File No. 001-00071))

10.4	BHI Acquisition Corp. 2004 Deferred Compensation Plan (incorporated by reference to Exhibit 10(iv) to Borden Chemical’s September 30, 2004 Form 10-Q filed on November 15, 2004 (File No. 001-00071))

10.5	BHI Acquisition Corp. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10(v) to Borden Chemical’s September 30, 2004 Form 10-Q filed on November 15, 2004 (File No. 001-00071))

10.6*	Resolution Performance Products Inc. 2000 Stock Option Plan

10.7*	Resolution Performance Products Inc. 2000 Non—Employee Directors Stock Option Plan

10.8	Amended and Restated Resolution Performance Products, Inc. Restricted Unit Plan (incorporated by reference to Exhibit 10.34 to Amendment No.5 of the Registrant’s Registration Statement on Form S-1 filed on September 19, 2005 (File No. 333-124287))

10.9	Form of Non-Qualified Stock Option Agreement between BHI Acquisition Corp. and certain optionees (incorporated by reference to Exhibit 10.12 to Borden Chemical’s Registration Statement on Form S-4 filed on February 14, 2005 (File No. 333-1228626))

10.10***	Resolution Specialty Materials Inc. 2004 Stock Option Plan

10.11***	Form of Nonqualified Stock Option Agreement for Resolution Specialty Materials Inc. 2004 Stock Option Plan

10.12***	Form of Nonqualified Stock Option Agreement for Resolution Performance Products Inc. 2000 Stock Option Plan

10.13***	Form of Nonqualified Stock Option Agreement for Resolution Performance Products Inc. 2000 Non-Employee Director Stock Option Plan

10.14***	Amended and Restated Investor Rights Agreement dated as of May 31, 2005 between Hexion LLC, Hexion Specialty Chemicals, Inc. and the holders that are party thereto

10.15***	Registration Rights Agreement dated as of May 31, 2005 between Hexion Specialty Chemicals, Inc. and Hexion LLC

10.16	Form Offer Letter (incorporated by reference to Exhibit 10 to Borden Chemical’s March 31, 2004 10-Q filed on May 13, 2004 (File No. 001-00071))

10.17	Borden Chemical, Inc. 2005 Management Incentive Plan (incorporated by reference to Exhibit 10(v).1 to Borden Chemical’s December 31, 2004 10-K/A filed on August 23, 2005 (File No. 001-00071))

10.18	Hexion Specialty Chemicals, Inc.. 2006 Salaried Incentive Plan (incorporated by reference to Exhibit 10.72 to Amendment No. 1 of the Registrant’s Registration Statement on Form S-4 filed on August 1, 2006 (File No. 333-135482))

10.19	Long-Term Value Creation Reward Program (incorporated by reference to Exhibit 10.76 to Amendment No. 5 of the Registrant’s Registration Statement on Form S-1 filed on September 19, 2005 (File No. 333-124287))

10.20	Hexion Specialty Chemicals, Inc. 2007 Incentive Compensation Plan

10.21	Amended and Restated Employment Agreement dated as of August 12, 2004 between the Company and Craig O. Morrison (incorporated by reference to Exhibit 10(i) to Borden Chemical’s September 30, 2004 Form 10-Q filed on November 15, 2004 (File No. 001-00071))

10.22	Amended and Restated Employment Agreement dated as of August 12, 2004 between the Company and Joseph P. Bevilaqua (incorporated by reference to Exhibit 10(ii) to Borden Chemical’s September 30, 2004 Form 10-Q filed on November 15, 2004 (File No. 001-00071))

10.23	Amended and Restated Employment Agreement dated as of August 12, 2004 between the Company and William H. Carter. (incorporated by reference to Exhibit 10(iii) to Borden Chemical’s September 30, 2004 Form 10-Q filed on November 15, 2004 (File No. 001-00071))

10.24	Indemnity Agreement dated as of March 29, 2005, among Resolution Performance Products Inc., Resolution Performance Products LLC and the indemnified party, Carl S. Stutts (incorporated by reference to Exhibit 10.73 to Resolution Performance’s Annual Report on Form 10-K for the Year ended December 31, 2004 (File No. 333-571701))

10.25	Terms of employment dated January 21, 2005 between Sarah R. Coffin and the Company (incorporated by reference to Exhibit (10) to Borden Chemical’s Current Report on Form 8-K dated February 14, 2005 (File No. 001-00071))

10.26	Employment Agreement dated December 14, 2004 between Resolution Specialty Materials LLC and Jeffrey M. Nodland. (incorporated by reference to Exhibit 10.56 to Amendment No. 6 of the Registrant’s Registration Statement on Form S-1 filed on November 21, 2005 (File No. 333-124287))

10.27***	Employment Agreement dated as of June 1, 2005 between Hexion Specialty Chemicals, Inc. and Marvin O. Schlanger

10.28	Amendment No. 1 dated as of January 25, 2006 to the Employment Agreement dated as of June 1, 2005 between the Registrant and Marvin O. Schlanger (incorporated herein by reference to Exhibit 10.75 to Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 filed on April 14, 2006 (File No. 333-124287))

10.29***	Consulting Agreement dated as of June 1, 2005 between Hexion Specialty Chemicals, Inc. and Marvin O. Schlanger

10.30	Amendment No. 1 dated as of January 25, 2006 to the Consulting Agreement dated as of June 1, 2005 between the Registrant and Marvin O. Schlanger (incorporated by reference to Exhibit 10.76 to Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 filed on April 14, 2006 (File No. 333-124287))

10.31	Terms of employment dated November 14, 2003 between Richard L. Monty and the Registrant

10.32***	Employment Agreement dated as of June 1, 2005 between Hexion Specialty Chemicals, Inc. and Layle K. Smith

10.33	Employment, Employment Separation and General Release Agreement dated May 31, 2006 between Hexion Specialty Chemicals, Inc. and Layle K. Smith (incorporated by reference to Exhibit 10.72 to Amendment No. 9 of the Registrant’s Registration Statement on Form S-1 filed on June 2, 2006 (File No. 333-124287))

10.34	Employment Separation and General Release Agreement dated June 21, 2006 between the Registrant and Jeffrey M. Nodland

10.35	Securities Purchase Agreement dated as of July 14, 2006 between Hexion LLC and Layle K. Smith

10.36	Securities Purchase Agreement dated as of September 7, 2006 between Hexion LLC and Jeffrey M. Nodland

10.37	Master Asset Conveyance and Facility Support Agreement, dated as of December 20, 2002, between Borden Chemical and Borden Chemicals and Plastics Operating Limited Partnership (incorporated by reference to Exhibit (10)(xxvi) to Borden Chemical’s December 31, 2002 Form 10-K filed on March 28, 2003 (File No. 001-00071))

10.38	Environmental Servitude Agreement, dated as of December 20, 2002, between Borden Chemical and Borden Chemicals and Plastics Operating Limited Partnership (incorporated by reference to Exhibit (10)(xxvii) to Borden Chemical’s December 31, 2002 Form 10-K filed on March 28, 2003 (File No. 001-00071))

10.39	Share Purchase Agreement dated October 6, 2004 among RÜTGERS AG, RÜTGERS Bakelite Projekt GmbH, National Borden Chemical Germany GmbH, and Borden Chemical, Inc. (incorporated by reference to Exhibit 10(xi) to Borden Chemical’s September 30, 2004 Form 10-Q filed on November 15, 2004 (File No. 001-00071))

10.40*	Intellectual Property Transfer and License Agreement and Contribution Agreement dated as of November 14, 2000 between Shell Oil Company and Resolution Performance Products LLC

10.41*	Intellectual Property Transfer and License Agreement and Contribution Agreement dated as of November 14, 2000 between Shell Internationale Research Maatschappij B.V. and Shell Epoxy Resins Research B.V

10.42*	First Amended and Restated Deer Park Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2000 between Shell Chemical Company, for itself and as agent for Shell Oil Company, and Resolution Performance Products LLC

10.43*	First Amended and Restated Pernis Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2000 between Resolution Europe B.V. (f/k/a Resolution Nederland B.V., f/k/a Shell Epoxy Resins Nederland B.V.) and Shell Nederland Raffinaderij B.V.

10.44*	First Amended and Restated Pernis Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2000 between Resolution Europe B.V. (f/k/a Resolution Nederland B.V., f/k/a Shell Epoxy Resins Nederland B.V.) and Shell Nederland Chemie B.V.

10.45†	Second Amended and Restated Norco Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2004 between Shell Chemical L.P. and Resolution Performance Products LLC.

10.46*	Deer Park Ground Lease and Grant of Easements dated as of November 1, 2000 between Shell Oil Company and Resolution Performance Products LLC

10.47*	Norco Ground Lease and Grant of Servitudes dated as of November 1, 2000 between Shell Oil Company and Resolution Performance Products LLC

10.48*	Amended and Restated Agreement of Sub—Lease (Pernis) dated as of November 1, 2000 between Resolution Europe B.V. (f/k/a Resolution Nederland B.V., f/k/a Shell Epoxy Resins Nederland B.V.) and Shell Nederland Raffinaderij B.V.

10.49	Letter Agreement dated December 3, 2004 between Borden Chemical, Inc. and Apollo Management V, L.P. (incorporated by reference to Exhibit 10.10 to Borden Chemical’s Registration Statement on Form S-4 filed on February 14, 2005 (File No. 333-1228626))

10.50	Credit Agreement dated as of January 24, 2005 among Resolution Performance Products Inc., Resolution Performance Products LLC, Resolution Performance Capital Corporation, Resolution Europe B.V., the various lender parties thereto, General Electric Capital Corporation, as a US Lender, Initial US L/C Issuer, Collateral Agent and as US Agent, and GE Leveraged Loans Limited, as Netherlands Agent, Netherlands L/C Issuer, Netherlands Security Trustee and a Netherlands Lender (incorporated by reference to Exhibit 10.1 to Resolution Performance’s Current Report on Form 8-K dated January 24, 2005 (File No. 333-571701))

10.51	US Guaranty dated as of January 24, 2005 among Resolution Performance Products Inc., Resolution Performance Capital Corporation and General Electric Capital Corporation, on behalf of itself and US Lenders (incorporated by reference to Exhibit 10.2 to Resolution Performance’s Current Report on Form 8-K dated January 24, 2005 (File No. 333-571701))

10.52	Second Amended and Restated Security Agreement dated as of January 24, 2005, by and among Resolution Performance Products Inc., Resolution Performance Products LLC, Resolution Performance Capital Corporation and General Electric Capital Corporation, on behalf of itself and Secured Creditors (incorporated by reference to Exhibit 10.3 to Resolution Performance’s Current Report on Form 8-K dated January 24, 2005 (File No. 333-571701))

10.53	Second Amended and Restated Pledge Agreement dated as of January 24, 2005, by and among Resolution Performance Products Inc., Resolution Performance Products LLC, Resolution Performance Capital Corporation and General Electric Capital Corporation as Collateral Agent, on behalf of itself a Secured Creditors (incorporated by reference to Exhibit 10.4 to Resolution Performance’s Current Report on Form 8-K dated January 24, 2005 (File No. 333-571701))

10.54	Amended and Restated Intercreditor Agreement dated as of January 24, 2005, among General Electric Capital Corporation as Collateral Agent for the benefit of the First Lien Creditors, General Electric Capital Corporation, as Administrative Agent for the Benefit of the Bank Lender Creditors, and The Bank of New York, as trustee for its benefit and the benefit of the holders from time to time of the Additional Senior Secured Notes, and acknowledged and agreed to by the US Credit Parties from time to time party hereto (incorporated by reference to Exhibit 10.5 to Resolution Performance’s Current Report on Form 8-K dated January 24, 2005 (File No. 333-571701))

10.55	First Deed of Pledge of Shares in the capital of Resolution Holdings B.V. by Resolution Performance Products LLC in favor of General Electric Capital Corporation (incorporated by reference to Exhibit 10.6 to Resolution Performance’s Current Report on Form 8-K dated January 24, 2005 (File No. 333-571701))

10.56	Second Deed of Pledge of Shares in the capital of Resolution Holdings B.V. by Resolution Performance Products LLC in favor of General Electric Capital Corporation (incorporated by reference to Exhibit 10.7 to Resolution Performance’s Current Report on Form 8-K dated January 24, 2005 (File No. 333-571701))

10.57***	Management Consulting Agreement dated as of May 31, 2005 between Resolution Specialty Materials LLC and Apollo Management IV, L.P.

10.58***	Amended and Restated Consulting Agreement dated as of May 31, 2005 between Borden Chemical, Inc. and Apollo Management V, L.P.

10.59***	Management Services Termination Agreement dated as of May 31, 2005 between Resolution Performance Products, LLC and Apollo Management IV, L.P.

10.60***†	Credit Agreement dated as of May 31, 2005 among Hexion LLC, Hexion Specialty Chemicals, Inc., Borden Chemical Canada, Inc., Resolution Europe B.V., Borden Chemical GB Limited, Borden Chemical UK Limited, Bakelite AG, the various lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp North America, Inc., as Syndication Agent, Credit Suisse, as Documentation Agent, and J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Credit Suisse, as Joint Lead Arrangers and Joint Bookrunners

10.61***	Second Amended and Restated Intercreditor Agreement dated as of May 31, 2005 among JPMorgan Chase Bank, N.A., as Intercreditor Agent, Wilmington Trust Company, as New Trustee, Hexion LLC, Hexion Specialty Chemicals, Inc., and each subsidiary of Hexion Specialty Chemicals, Inc. party thereto

10.62***	Second Amended and Restated Intercreditor Agreement dated as of May 31, 2005 among JPMorgan Chase Bank, N.A., as Collateral Agent, and acknowledged and agreed to by Hexion LLC, Hexion Specialty Chemicals, Inc., and each subsidiary of Hexion Specialty Chemicals, Inc. party thereto

10.63***	Registration Rights Agreement dated as of May 20, 2005, among Hexion Specialty Chemicals, Inc. and Credit Suisse First Boston LLC, Goldman, Sachs & Co., Lehman Brothers, Inc., Lehman Commercial Paper Inc. and J.P. Morgan Securities Inc., as Initial Purchasers

10.64***	Registration Rights Agreement dated as of May 20, 2005, among Borden Chemical US Finance Corp., Borden 2 Nova Scotia Finance ULC, as Issuers, Hexion Specialty Chemicals, Inc., and Credit Suisse First Boston LLC, J.P. Morgan Securities Inc. and Morgan Stanley & Co. Incorporated, as Initial Purchasers

10.65**	Intercreditor Agreement dated as of November 3, 2006 among the Company, Hexion LLC, the subsidiary parties thereto, Wilmington Trust Company as trustee and JPMorgan Chase Bank, N.A. as intercreditor agent.

10.66**	Registration Rights Agreement dated as of November 3, 2006 among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance ULC, the Company and subsidiary parties thereto, and Credit Suisse Securities (USA) LLC and JPMorgan Securities, Inc. as initial purchasers.

10.67**	Second Amended and Restated Credit Agreement dated as of November 3, 2006 among Hexion LLC, Hexion Specialty Chemicals, Inc., Hexion Specialty Chemicals Canada, Inc., Hexion Specialty Chemicals B.V., Hexion Specialty Chemicals UK Limited, Borden Chemical UK Limited, the lenders party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent, Credit Suisse, as Syndication Agent, and J.P. Morgan Securities Inc. and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners.

12.1	Statement regarding computation of ratios

21.1	List of Subsidiaries of the registrant

31.1	Rule 13a-14 Certifications
(a) Certificate of the Chief Executive Officer
(b) Certificate of the Chief Financial Officer

32.1	Section 1350 Certifications

*	Incorporated by reference to Resolution Performance’s Registration Statement on Form S-4 filed on March 16, 2001 (File No. 333-57170).

**	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2006

***	Incorporated by reference to Amendment No. 3 of the Registrant’s Registration Statement on Form S-1 filed on July 15, 2005 (File No. 333-124287)

†	The schedules and exhibits to these agreements are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedule or exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEXION SPECIALTY CHEMICALS, INC.

By	/s/ William H. Carter
William H. Carter
Executive Vice President and Chief Financial Officer

Date: March 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Signature	Date
Craig O. Morrison	Director, President and Chief Executive Officer (Principal Executive Officer)	/s/ Craig O. Morrison	3/15/2007

William H. Carter	Director, Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	/s/ William H. Carter	3/15/2007

Joshua J. Harris	Director	/s/ Joshua J. Harris	3/22/2007

Scott M. Kleinman	Director	/s/ Scott M. Kleinman	3/22/2007

Robert V. Seminara	Director	/s/ Robert V. Seminara	3/22/2007

Jordan C. Zaken	Director	/s/ Jordan C. Zaken	3/22/2007

Marvin O. Schlanger	Director	/s/ Marvin O. Schlanger	3/22/2007

CONSOLIDATED STATEMENTS OF OPERATIONS

HEXION SPECIALTY CHEMICALS CANADA, INC.

	Year ended December 31,
(U.S. dollars in millions)	2006	2005	2004
Net sales	$1,646	$1,206	$637
Cost of sales	1,403	1,020	550

Gross profit	243	186	87
Selling, general & administrative expense	108	97	48
Transaction costs (See Note 2)	—	9	20
Integration costs (See Note 2)	20	—	—
Other operating (income) expense, net	(36)	12	1

Operating income	151	68	18

Interest expense, net	3	6	2
Affiliated interest expense, net (See Note 9)	47	40	12
Other non-operating expense, net	1	6	2

Income before income taxes	100	16	2
Income tax expense (See Note 14)	32	5	23

Income (loss) from continuing operations	$68	$11	$(21)
Loss from discontinued operations (See Note 4)	(14)	(1)	—

Net income (loss)	$54	$10	$(21)

Comprehensive income (loss)	$102	$(33)	$(27)

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

HEXION SPECIALTY CHEMICALS CANADA, INC.

(U.S. dollars in millions)	December 31, 2006	December 31, 2005
ASSETS
Current Assets
Cash and equivalents (See Note 2)	$41	$112
Accounts receivable (less allowance for doubtful accounts of $13 and $9, respectively)	267	203
Accounts receivable from affiliates (See Note 5)	38	15
Loans receivable from affiliates (See Note 9)	190	2
Inventories:
Finished and in-process goods	80	61
Raw materials and supplies	60	43
Other current assets	21	15
Assets of discontinued operations (See Note 4)	—	39

Total current assets	697	490

Other Assets	20	23

Property and Equipment
Land	28	18
Buildings	68	52
Machinery and equipment	469	418

	565	488
Less accumulated depreciation	(197)	(162)

	368	326
Goodwill (See Note 6)	82	63
Other Intangibles Assets, net (See Note 6)	72	68

Total Assets	$1,239	$970

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

HEXION SPECIALTY CHEMICALS CANADA, INC.

(U.S. dollars in millions)	December 31, 2006	December 31, 2005
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts and drafts payable	$173	$130
Accounts payable to affiliates (See Note 5)	70	27
Debt payable within one year (See Note 8)	30	23
Loans due to affiliates (See Note 9)	47	—
Business realignment reserves	14	21
Income taxes payable	22	5
Other current liabilities	67	45
Liabilities of discontinued operations (See Note 4)	—	25

Total Current Liabilities	423	276

Other Liabilities
Long-term debt (See Note 8)	19	21
Affiliated long-term debt (See Note 9)	457	455
Affiliated royalties (See Note 5)	8	7
Deferred income taxes (See Note 14)	46	42
Long-term pension obligations (See Note 12)	104	107
Other long-term liabilities	13	13

Total Liabilities	1,070	921

Commitments and Contingencies (See Notes 8, 10 and 11)

Shareholder’s Equity
Common stock – no par value; authorized shares unlimited, issued and outstanding 489,866 shares at December 31, 2006 and 2005	3	3
Paid-in capital	130	118
Accumulated other comprehensive loss	(43)	(100)
Retained earnings	79	28

	169	49

Total Liabilities and Shareholder’s Equity	$1,239	$970

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

HEXION SPECIALTY CHEMICALS CANADA, INC.

	Year ended December 31,
(U.S. dollars in millions)	2006	2005	2004
Cash Flows provided by Operating Activities
Net income (loss)	$54	$10	$(21)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	42	32	17
Allocations of corporate overhead, net (See Note 5)	10	17	34
Gain on sale of business, net of tax	(26)	—	—
Loss on sale of discontinued operations	14	—	—
Deferred tax provision	1	(1)	16
Business realignment and impairments	1	11	3
Other non-cash adjustments	1	—	2
Net change in operating assets and liabilities (net of acquisitions):
Accounts receivable	(74)	3	(8)
Inventories	(22)	33	(10)
Accounts and drafts payable	75	(8)	31
Income taxes	17	1	(9)
Other assets	(30)	8	1
Other liabilities	28	(3)	—
Net cash (used in) provided by operating activities of discontinued operations	(3)	(5)	—

Net cash provided by operating activities	88	98	56

Cash Flows used in Investing Activities
Capital expenditures	(28)	(23)	(18)
Capitalized interest	(1)	—	—
Acquisition of businesses, net of cash and debt acquired	(35)	(248)	—
Proceeds from the sale of businesses	39	—	—
Investment in affiliates	(190)	—	—
Proceeds from the sale of fixed assets	—	—	8
Net cash used in investing activities of discontinued operations	—	(2)	—

Net cash used in investing activities	(215)	(273)	(10)

Cash Flows provided by (used in) Financing Activities
Net short-term debt borrowings (repayments)	9	(6)	2
Borrowings of long-term debt	50	5	—
Repayments of long-term debt	(58)	(13)	(2)
Affiliated loan borrowings, net	49	245	(13)
Common stock dividends paid	(1)	—	(1)
Net cash provided by financing activities of discontinued operations	1	—	—

Net cash provided by (used in) financing activities	50	231	(14)

Effect of exchange rates on cash and equivalents	6	(2)	3

(Decrease) increase in cash and equivalents	$(71)	$54	$35
Cash and equivalents at beginning of year	112	58	23

Cash and equivalents at end of year	$41	$112	$58

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

HEXION SPECIALTY CHEMICALS CANADA, INC.

	Year ended December 31,
(U.S. dollars in millions)	2006	2005	2004
Supplemental Disclosures of Cash Flow Information
Cash paid:
Interest, net	$48	$56	$2
Income taxes, net	9	9	17
Non-cash investing and financing activity:
Affiliate note issued to purchase businesses, net of note payable to parent acquired of $38 (See Note 1)	—	—	222
Distribution to parent – acquisition of subsidiaries previously combined (See Note 1)	—	—	(222)
Capital contributions from parent (See Note 13)	—	95	1

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

HEXION SPECIALTY CHEMICALS CANADA, INC.

(U.S. dollars in millions)	Common Stock	Paid-in-Capital	Accumulated Other Comprehensive Loss (a)	Retained Earnings	Total
Balance, December 31, 2003	$3	$96	$(51)	$135	$183

Net loss				(21)	(21)
Translation adjustments			(6)		(6)

Comprehensive loss					(27)

Distribution to parent – acquisition of subsidiaries previously combined (See Note 1)		(129)		(93)	(222)
Capital contributions from parent		1			1
Common stock dividends paid				(1)	(1)
Allocations of corporate overhead		34			34

Balance, December 31, 2004	3	2	(57)	20	(32)

Net income				10	10
Translation adjustments			(42)		(42)
Minimum pension liability adjustment, net of tax			(1)		(1)

Comprehensive loss					(33)

Capital contributions from parent (See Notes 5 and 13)		99			99
Allocations of corporate overhead (See Note 5)		17			17
Other				(2)	(2)

Balance, December 31, 2005	3	118	(100)	28	49

Net income				54	54
Translation adjustments			48		48

Comprehensive income					102

Minority interest of parent in consolidated subsidiary		2			2
Impact of adoption of new accounting standard for pension and postretirement obligations, net of tax of $6			9		9
Common stock dividends paid				(1)	(1)
Allocations of corporate overhead (See Note 5)		10			10
Other				(2)	(2)

Balance, December 31, 2006	$3	$130	$(43)	$79	$169

(a)	Accumulated other comprehensive loss at December 31, 2006 represents $49 of net foreign currency translation losses and a $6 gain, net of tax, relating to net actuarial gains and prior service costs for the Company’s defined benefit pension and postretirement benefit plans (See Note 12). Accumulated other comprehensive loss at December 31, 2005 represents $97 of net foreign currency translation losses and a $3 net loss relating to the Company’s minimum pension liability adjustment.

See Notes to Consolidated Financial Statements

Hexion Specialty Chemicals Canada, Inc.

Notes to Consolidated Financial Statements

(U.S. dollars in millions)

1. Background and Basis of Presentation

Hexion Specialty Chemicals Canada, Inc. (“Hexion Canada” or “the Company”) is engaged in the manufacture and marketing of urea, phenolic and epoxy-based resins, primarily used in forest and industrial products, molding compounds, and other specialty and industrial chemicals worldwide. At December 31, 2006, the Company’s operations included 37 manufacturing facilities in North and South America, Europe and Asia Pacific.

Hexion Canada is owned 100% by Hexion Specialty Chemicals, Inc. (“Hexion”). Hexion was formed on May 31, 2005 upon the combination of certain Apollo Management, L.P. (“Apollo”) controlled companies (the “Hexion Formation”).

Prior to the Hexion Formation, on April 29, 2005, Hexion Canada, through its wholly owned subsidiary, National Borden Chemical Germany GmbH (“NBCG”), completed its acquisition of Bakelite Aktiengesellschaft (“Bakelite” or the “Bakelite Transaction”). The Bakelite Transaction was financed primarily through an affiliate loan (See Note 9).

On August 12, 2004, concurrent with the acquisition (the “Acquisition”) of BCI by an affiliate of Apollo, the Company acquired most of Hexion’s foreign subsidiaries for a note payable of CDN$343 (See Note 9). Since the reorganization was between related parties, and Hexion elected not to apply push-down accounting relating to the Acquisition, Hexion Canada’s basis in the acquired subsidiaries is Hexion’s historical cost basis. As a result, Hexion Canada’s net purchase price of the assets acquired of $222 is reflected in Shareholder’s equity as a distribution to parent.

Hexion incurs various costs, including corporate and administrative expenses, on behalf of the Company; the allocation of these costs is reflected in these financial statements. See Note 5.

2. Summary of Significant Accounting Policies

Principles of Consolidation—The Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries, all of which are under the common control and management of Hexion, and for which no substantive participating rights are held by minority shareholders. Intercompany transactions and balances have been eliminated. The Company has recorded a minority interest for the equity interests in subsidiaries that are not 100% owned by the Company. However, due to common ownership, Hexion’s 34% interest in Hexion Specialty Chemicals SDN, BHD (“Hexion Malaysia”) and Hexion’s 12% interest in Hexion Quimica Argentina SA (“Hexion Argentina”) are included within the consolidated financial statements presented herein.

Foreign Currency Translations – Although the functional currency of Hexion Canada is the Canadian dollar, the accompanying financial statements are presented in the reporting currency of Hexion. Accordingly, assets and liabilities of the Company are translated into Hexion’s reporting currency, the U.S. dollar, at the exchange rates in effect at the balance sheet date, and income and expenses are translated at average exchange rates prevailing during the year. The effect of translation is accounted for as an adjustment to Shareholder’s equity and is included in Accumulated other comprehensive loss. Transaction gains and losses are included as a component of net income.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. The most significant estimates that are included in the financial statements are environmental remediation, legal liabilities, deferred tax assets and liabilities and related valuation allowances, income tax accruals, pension and postretirement assets and liabilities, valuation allowances for accounts receivable and inventories, general insurance liabilities, asset impairments, overhead allocations and fair values of assets acquired and liabilities assumed in business acquisitions. Actual results could differ from those estimated amounts.

Cash and Equivalents—The Company considers all highly liquid investments that are purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2006 and 2005, the Company had interest-bearing time deposits and other cash equivalent investments of $7 and $27, respectively. They are included on the Consolidated Balance Sheets as a component of Cash and equivalents.

Allowance for Doubtful Accounts—The allowance for doubtful accounts is estimated using factors such as customer credit ratings and past collection history. Receivables are charged against the allowance for doubtful accounts when it is probable that the receivable will not be recovered.

Inventories—Inventories are stated at lower of cost or market using the first-in, first-out method. Costs include direct material, direct labor and applicable manufacturing overheads. Abnormal manufacturing costs are recognized as period costs and fixed manufacturing overheads are allocated based on normal production capacity. An allowance is provided for excess and obsolete inventories based on management’s review of inventories on-hand compared to the estimated future usage and sales. Inventories on the Consolidated Balance Sheets are presented net of an allowance for excess and obsolete of $4 and $3 at December 31, 2006 and 2005, respectively.

Deferred Expenses—Deferred financing costs are presented as a component of Other assets on the Consolidated Balance Sheets and are amortized over the life of the related debt or credit facility using the straight-line method because no installment payments are required. Upon extinguishment of any of the debt, the related debt issuance costs are written off. At December 31, 2006 and 2005, the Company’s unamortized deferred financing costs were $1 and $2, respectively.

Property and Equipment—Land, buildings and machinery and equipment are stated at cost less accumulated depreciation. Depreciation is recorded on the straight-line basis over the estimated useful lives of properties (the average estimated useful lives for buildings is 20 years and for machinery and equipment 15 years). Major renewals and betterments are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. When property and equipment is retired or disposed of, the asset and related depreciation are removed from the accounts and any gain or loss is reflected in income. Depreciation expense was $37, $28 and $16 for the years ended December 31, 2006, 2005 and 2004, respectively. The Company capitalizes interest costs that are incurred during the construction of property and equipment.

Goodwill and Intangibles—The excess of purchase price over net tangible and identifiable intangible assets of businesses acquired is carried as Goodwill on the Consolidated Balance Sheets. The Company does not amortize goodwill or indefinite-lived intangible assets. Separately identifiable intangible assets that are used in the operations of the business (e.g., patents and technology, customer lists and contracts) are recorded at cost and reported as Other intangible assets, net on the Consolidated Balance Sheets. Intangible assets with determinable lives are amortized on a straight-line basis over the shorter of the legal or useful life of the assets, which range from 1 to 30 years. Certain trademarks and patents are owned by Hexion and are used on a royalty-free basis by the Company. See Note 6.

Impairment – The Company reviews property and equipment and all amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability is based on estimated undiscounted cash flows. Measurement of the impairment loss, if any, is based on the difference between the carrying value and fair value.

The Company tests goodwill for impairment annually, or when events or changes in circumstances indicate an impairment may exist, by comparing the fair value of each reporting unit to its carrying value to determine if there is an indication that a potential impairment may exist. The Company employs a comparable analysis technique commonly used in the investment banking and private equity industries to estimate the values of its reporting units based on the EBITDA (earnings before interest, incomes taxes, depreciation and amortization) multiple technique. Under this technique, estimated values are the result of an EBITDA multiple derived from this process applied to an appropriate historical EBITDA amount. Measurement of the impairment loss, if any, is based upon the difference between the carrying value and fair value of the related reporting unit. At December 31, 2006 and 2005, the fair value of each reporting unit exceeded the carrying amount of assets (including goodwill) and liabilities assigned to the units.

General Insurance—The Company is generally insured for losses and liabilities for workers’ compensation, physical damage to property, business interruption and comprehensive general, product and vehicle liability under policies maintained by Hexion and is allocated a share of the related premiums (See Note 5).

Legal Claims and Costs—The Company accrues for legal claims and costs in the period in which a claim is made or an event becomes known, if the amounts are probable and reasonably estimable. Each claim is assigned a range of potential liability, with the most likely amount accrued. The amount accrued includes all costs associated with the claim, including settlements, assessments, judgments, fines and legal fees (See Note 11).

Environmental Matters— Accruals for environmental matters are recorded following the guidelines of Statement of Position 96-1, Environmental Remediation Liabilities, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Environmental accruals are reviewed on a quarterly basis and as events and developments warrant (See Note 11).

Asset Retirement Obligations – Asset retirement obligations are initially recorded at their estimated net present values in the period in which the obligation occurs, with a corresponding increase to the related long-lived asset. Over time, the liability is accreted to its settlement value and the capitalized cost is depreciated over the useful life of the related asset. When the liability is settled, a gain or loss is recognized for any difference between the settlement amount and the liability that was recorded.

Revenue Recognition—Revenue for product sales, net of estimated allowances and returns, is recognized as risk and title to the product transfer to the customer, which either occurs at the time shipment is made or upon delivery. In situations where product is delivered by pipeline, risk and title transfers when the product moves across an agreed-upon transfer point, which is typically the customers’ property line. Product sales delivered by pipeline are measured based on daily flow meter readings. The Company’s standard terms of delivery are included in its contracts of sale and on its invoices.

Shipping and Handling—Freight costs that are billed to customers are included in Net sales. Shipping costs are incurred to move the Company’s products from production and storage facilities to the customer. Handling costs are incurred from the point the product is removed from inventory until it is provided to the shipper and generally include costs to store, move and prepare the products for shipment. Shipping and handling costs are recorded in Cost of sales in the Consolidated Statements of Operations.

Research and Development Costs—Funds are committed to research and development activities for technical improvement of products and processes that are expected to contribute to future earnings. All costs associated with research and development are charged to expense as incurred. Research and development and technical service expense of $16, $13 and $4 for the years ended December 31, 2006, 2005 and 2004, respectively, are included in Selling, general & administrative expense in the Consolidated Statements of Operations.

Transaction Costs – The Company was allocated Transaction costs totaling $8 and $20, and incurred costs of $1 and $0, for the years ended December 31, 2005 and 2004, respectively. For the year ended December 31, 2005, these costs represent accounting, consulting, legal and contract termination fees associated with the Hexion Formation. For the year ended December 31, 2004, these costs represent charges for accounting and legal fees and fees paid to Apollo pertaining to the Acquisition.

Integration Costs – The Company incurred Integration costs totaling $20 for the year ended December 31, 2006, primarily for redundancy and plant rationalization costs and incremental administrative costs from integratin programs that resulted from the Hexion Formation. In addition, $9 of these costs related to the implementation of a single, company-wide, management information and accounting system.

Income Taxes – The Company files individual tax returns in the respective countries in which it operates. Income tax expense is based on reported results of operations before income taxes using the prevailing rates for each tax jurisdiction. Deferred income taxes represent the tax effect of temporary differences between amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. Income tax expense is based on reported results of operations accounts for income taxes in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, Accounting for Income Taxes. SFAS No. 109 requires deferred tax assets and liabilities to be recognized for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of the assets and liabilities. Deferred tax balances are adjusted to reflect tax rates, based on current tax laws that will be in effect in the years in which temporary differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. For purposes of these financial statements, the international subsidiaries are treated as foreign subsidiaries of a domestic parent, Hexion Canada, for all periods presented. Reconciliations of tax rates are calculated at the statutory Canadian tax rates.

Derivative Financial Instruments – The Company periodically enters into forward exchange contracts to reduce the Company’s cash flow exposure to changes in foreign exchange rates. The Company does not hold or issue derivative financial instruments for trading purposes. These instruments are not accounted for using hedge accounting, but are measured at fair value and recorded on the balance sheet as an asset or liability, depending upon the Company’s underlying rights or obligations. Changes in fair value are recognized in earnings. See Note 7.

Stock-Based Compensation – Effective January 1, 2005, the Company elected to adopt SFAS No. 123(R) (revised 2004), Share-Based Payment. Under the provisions of SFAS No. 123(R), stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period. As Hexion Canada was considered a nonpublic entity, at the date of adoption, the Company used the minimum value method for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation, effective January 1, 2005, the Company is required to apply the prospective transition method.

Prior to January 1, 2005, Hexion Canada accounted for stock based awards under APB No. 25 and applied the minimum value method to determine fair value for disclosure requirements under SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of SFAS No. 123. Pro forma net income (loss) under SFAS No. 148 was not materially different from Net loss for the year ended December 31, 2004. As of December 31, 2006, all awards outstanding are accounted for under SFAS No.123(R).

The Company does not maintain any stock option plans. However, certain of the Company’s employees have been granted equity awards, for which the Company is allocated a share of the related compensation expense (See Note 5).

Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk are primarily temporary cash investments and accounts receivable. The Company places its temporary cash investments with high quality institutions and, by policy, limits the amount of credit exposure to any one institution. Concentrations of credit risk for accounts receivable are limited due to the large number of customers in the Company’s customer base and their dispersion across many different industries and geographies. The Company generally does not require collateral or other security to support customer receivables.

Reclassifications—Certain prior period balances have been reclassified to conform with current presentations.

Recently Issued Accounting Standards

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007. The interpretation requires, the cumulative effect of applying FIN 48 to be reflected as an adjustment to the opening balance of retained earnings. Based on management’s current assessment, and subject to any changes that may result from any pending technical guidance, the adoption of FIN 48 is not expected to have material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement establishes a standard definition of fair value, establishes a framework under generally accepted accounting principles to measure fair value and expands disclosure requirements for fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of the statement on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 requires employers to recognize the funded status of each single employer defined benefit pension and postretirement plan and of postemployment benefits as an asset, in the case of overfunded plans, or a liability for unfunded or underfunded plans, in the balance sheet. Upon the adoption of SFAS 158, accumulated previously unrecognized actuarial gains and losses and prior service costs and credits are reported as a component of Accumulated other comprehensive loss in Shareholder’s Equity, net of their related income tax effect. Amortization of these amounts included in the income statement, and other incremental changes in these amounts not recognized in the income statement in the year in which they arise, are recognized as changes in Accumulated other comprehensive loss as they occur. The Statement requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The requirement to recognize the funded status of defined benefit pension and postretirement plans is effective for fiscal years ending after December 15, 2006 for companies with publicly traded stock, and June 15, 2007 for all other companies. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for the fiscal years ending after December 15, 2008. The Company elected to adopt this standard as of December 31, 2006. See Note 12 for details of the impact of adoption on the Consolidated Balance Sheets.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB 108”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with earlier adoption encouraged. The adoption of this standard had no impact on the Company.

3. Acquisitions and Divestiture

Acquisitions

The Company accounts for acquisitions using the purchase method of accounting. As required under this method, results of operations of the acquired entities have been included from the date of acquisition, and any excess of purchase price over the sum of amounts assigned to identified assets and liabilities has been recorded as goodwill. Fair values are based upon preliminary appraisals, internal studies and analyses and are subject to final adjustments.

On January 31, 2006, Hexion and the Company completed the purchase of the decorative coatings and adhesives business unit of The Rhodia Group (the “Coatings Acquisition”). The business has eight manufacturing facilities in Europe, Asia Pacific and South America of which the Company acquired facilities in Australia, New Zealand and Brazil. On June 1, 2006, Hexion and the Company acquired the global ink and adhesive resins business of Akzo Nobel (the “Inks Acquisition”). The business has ten manufacturing facilities in Europe, North and South America, and Asia Pacific, of which, the Company acquired facilities in Canada, Argentina, Korea, Australia and New Zealand. The Company’s aggregate purchase price for these facilities was $35, net of cash acquired, which was funded through a combination of available cash, existing credit lines and an affiliated note (See Note 9). The proforma effects of the acquisitions are not material.

On February 1, 2007, the Company acquired the adhesives and resins business of Orica Limited in Australia and New Zealand to increase the Company’s formaldehyde-based resins capacity in the Asia-Pacific region. The purchase price, not including transaction fees and expenses, was approximately $60. The purchase price is subject to certain post-closing adjustments based on the amount of working capital as of the closing date. This acquisition and the related transaction fees and expenses were financed through borrowings by the Company’s Australian subsidiary.

Divestitures

On March 31, 2006, the Company sold Alba Adesivos Industria e Comercio Ltda. (“Alba Adesivos”), a consumer adhesives company based in Boituva, Brazil (the “Brazilian Consumer Divestiture”). Alba Adesivos is a producer of branded consumer and professional grade adhesives. The company had 2005 sales of $38 and approximately 140 employees. Due to the Company’s significant continuing involvement in the operations of Alba Adesivos as a result of a tolling agreement, the sale does not qualify for presentation as a discontinued operation. The Company recognized a gain of $32 ($26 on an after tax basis) related to this divestiture that is included in Other operating (income) expense, net for the year ended December 31, 2006.

4. Discontinued Operations

On August 1, 2006, the Company sold its Taro Plast S.p.A. business (“Taro Plast”), which was acquired in the Bakelite Transaction. Accordingly, Taro Plast has been reported as a discontinued operation for all periods presented. The aggregate carrying value of the discontinued business was $14 at December 31, 2005. Taro Plast has been classified separately in the Consolidated Financial Statements as discontinued operations. The major classes of assets and liabilities of discontinued operations included in the Consolidated Balance Sheet at December 31, 2005 follow:

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

Net sales and loss from discontinued operations in the Consolidated Statements of Operations for the years ended December 31, related to the Taro Plast sale follow:

	2006	2005
Net sales	$28	$28
Loss from discontinued operations	(14)	(1)

Loss from discontinued operations for the year ended December 31, 2006 includes an impairment charge of $13, for the amount by which the carrying amount of the net assets of Taro Plast exceeded the selling price. As the Company is party to a participation exemption, there was no tax benefit on the capital loss for the year ended December 31, 2006.

5. Related Party Transactions

Hexion incurs various administrative and operating costs on behalf of Hexion Canada that are reimbursed by the Company. These costs include engineering and technical support, purchasing, quality assurance, sales and customer service, information systems, research and development and certain administrative services. These service costs have been allocated to the Company generally based on sales or sales volumes and when determinable, based on the actual usage of resources. These costs are included within Selling, general & administrative expense and Cost of goods sold in the Consolidated Statements of Operations and were $12, $7 and $7 in 2006, 2005 and 2004, respectively. In addition, Hexion maintains certain insurance policies that benefit Hexion Canada. Amounts pertaining to these policies, and allocated to the Company based upon sales, were $5, $1 and $2 in 2006, 2005 and 2004, respectively, and are classified in Selling, general & administrative expense in the Consolidated Statements of Operations.

For the year ended December 31, 2006, the Company was charged $5 for costs incurred by Hexion on behalf of the Company associated with the implementation of a single, company-wide, management information and accounting system. These costs are classified in Integration costs in the Consolidated Statements of Operations.

The Company sells finished goods and certain raw materials to Hexion and certain of its subsidiaries. Total sales were $87, $53 and $29 in 2006, 2005 and 2004, respectively. At December 31, 2006 and 2005, the Company had an affiliated receivable of $38 and $15, respectively, related to these transactions. In addition, the Company purchases raw materials and finished goods from Hexion and certain of its subsidiaries, which totaled $119, $67 and $11 in 2006, 2005 and 2004, respectively. These sales and purchases are priced similarly to prices charged to outside customers. At December 31, 2006 and 2005, the Company had an affiliated payable of $70 and $27, respectively, related to these purchases.

In addition to direct charges, Hexion provides certain administrative services that are not reimbursed by Hexion Canada. These costs include corporate controlled expenses such as executive management, legal, health and safety, accounting, tax and credit, and have been allocated herein to the Company on the basis of Net sales. The charge also includes allocated stock-based compensation expense of $1 and $3 for the years ended December 31, 2006 and 2005, respectively, and is included in Finance in the table below. Management believes that the amounts allocated in such a manner are reasonable and consistent and are necessary in order to properly depict the financial results of the Company on a stand-alone basis. However, the amounts are not necessarily indicative of the costs that would have been incurred if the Company had operated independently. This expense is included in Selling, general & administrative expense with the offsetting credit recorded in Shareholder’s equity. There is no income tax provided on these amounts because they are not deductible.

The following table summarizes these allocations for the years ended December 31:

	2006	2005	2004
Executive Group	$2	$4	$4
General Counsel	1	1	3
Environmental, Health, and Safety Services	1	1	1
Finance	6	9	6

	$10	$15	$14

In addition to the Hexion administrative services costs, the Company was allocated a share of the transaction costs associated with the Hexion Formation of $8 in 2005 and a share of the transaction costs associated with the Acquisition of $20 in 2004. These costs are classified in Transaction costs in the Consolidated Statements of Operations. The allocation of these costs was made on the basis of Net sales. The offsetting credit relating to the allocations is included in Shareholder’s equity. In 2005, the Company reimbursed Hexion $6 for amounts related to prior year allocations.

Prior to 2001, the Company incurred royalties for the use in operations of certain trademarks and patents owned by Hexion. At December 31, 2006 and 2005, the Company had amounts due to Hexion under these arrangements of $8 and $7, respectively. These amounts are included as Affiliated royalties in the Consolidated Balance Sheets and are classified as long-term due to restrictions on the ability to repay.

In connection with the Bakelite Transaction, in exchange for deal structuring and negotiating provided by Apollo, the Company made payments to Apollo in the amount of $4. These amounts were direct costs of the acquisition and were capitalized as part of the purchase. Also in conjunction with the Bakelite Transaction, the Company sold the U.S. businesses of Bakelite to Hexion for an agreed price of $1.

Hexion Canada guarantees Hexion’s $34 Parish of Ascension Industrial Revenue Bonds, for which Hexion pays the Company a guarantor fee annually.

See Note 9 for a description of the Company’s affiliated financing and investing activities.

6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 are as follows:

Total
Goodwill balance at December 31, 2004	$10
Acquisitions	63
Discontinued operations	(5)
Foreign currency translation	(5)

Goodwill balance at December 31, 2005	63
Acquisitions	8
Purchase accounting adjustments	4
Foreign currency translation	7

Goodwill balance at December 31, 2006	$82

The Company’s intangible assets with identifiable useful lives consist of the following as of December 31:

	2006			2005
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets:
Patents and technology	$18	$3	$15	$18	$3	$15
Customer lists and contracts	43	5	38	40	5	35
Other	19	1	18	19	2	17

	$80	$9	$71	$77	$10	$67

The Company has $1 of tradenames at December 31, 2006 and 2005 with indefinite lives. The impact of foreign currency translation adjustments is included in accumulated amortization.

Total intangible amortization expense for the years ended December 31, 2006, 2005 and 2004 was $5, $4 and $1, respectively. Estimated annual intangible amortization expense for 2007 through 2011 is $6 per year.

7. Financial Instruments

The fair value of a financial instrument is the estimated amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair values are determined from quoted market prices where available or based on other similar financial instruments. The carrying amounts of cash and equivalents, accounts receivable, accounts payable, debt, affiliated loans receivable and payable, affiliated royalties and other liabilities are considered reasonable estimates of their fair values at December 31, 2006 and 2005.

Foreign Exchange

The Company periodically enters into forward and option contracts to buy and sell foreign currencies to reduce foreign exchange exposure and protect the U.S. dollar value of such transactions to the extent of the amount under contract. These contracts are designed to minimize the impact from foreign currency exchange on operating income and on certain balance sheet exposures. The Company is exposed to credit loss in the event of non-performance by other parties to the contract. The Company evaluates the credit worthiness of the counterparties’ financial condition and does not expect default by the counterparties.

The following table summarizes the Company’s derivative financial instruments as of December 31:

	2006				2005
	Average Days to Maturity	Average Contract Rate	Notional Amount	Fair Value Asset (Liability)	Average Days to Maturity	Average Contract Rate	Notional Amount	Fair Value Asset (Liability)
Currency to sell for Euros
British pound (1)	—	—	—	—	90	0.6987	41	(1)
U.S. dollars (1)	—	—	—	—	60	1.2122	3	—

(1)	Forward contracts

At December 31, 2005, the Company had derivative losses of $1 classified as Other current liabilities. Gains and losses are recognized on a quarterly basis, through the Consolidated Statement of Operations.

8. Debt and Lease Obligations

Debt outstanding at December 31 follows:

	2006		2005
	Long Term	Due Within One Year	Long Term	Due Within One Year
CBA Bank, Australia, term loan, due 2008, interest at 6.4% per annum, quarterly payments, collateralized by assets of the business	$4	$1	$5	$1
Nordea Bank, Finland PLC, term loan, due 2008, variable interest at 4.2% and 2.8% at December 31, 2006 and 2005, respectively	14	—	12	—
Korea Exchange Bank, due 2007, variable interest, at 6.9% at December 31, 2006 and 2005, payable quarterly, certain property pledged as collateral	—	2	2	3
Korea Exchange Bank, revolving loans, variable interest, at 5.7% to 6.3% at December 31, 2006 and 5.6% to 6.9% at December 31, 2005, payable monthly, accounts receivable of Hexion Korea pledged as collateral	—	9	—	9
Australia, revolving facility, variable interest at December 31, 2006 and 2005, respectively, collateralized by assets of the business	—	3	—	3
Santander/Safra Bank, Brazil, revolving credit facilities, variable interest, 9.5% and 20.8% at December 31, 2006 and 2005, respectively	—	15	—	4
Other	1	—	2	3

Total debt	$19	$30	$21	$23

Senior Secured Credit Facilities of Hexion

In May 2006, Hexion amended and restated its senior secured credit facilities. The amended and restated senior secured credit facilities consist of a seven-year $1,625 term loan facility, a seven-year $50 synthetic letter of credit facility (“LOC”), and a five-year $225 revolving credit facility (collectively, the “May 2006 Senior Secured Credit Facilities”).

In November 2006, Hexion amended and restated the May 2006 Senior Secured Credit Facilities. The amended and restated credit facilities provide for a seven-year $2,000 term loan facility and a seven-year $50 synthetic letter of credit facility, with the term of these facilities beginning May 2006, and continued access to the five-year $225 revolving credit facility (collectively, the “New Senior Senior Secured Credit Facilities”).

Hexion Canada and certain of Hexion’s European subsidiaries, which includes the United Kingdom, are eligible to participate in the New Senior Secured Credit Facilities. The European subsidiaries are able to borrow an aggregate maximum of $125, while the Canadian operating subsidiary may borrow a maximum of $50.

The interest rates for term loans to Hexion under the New Senior Secured Credit Facilities are based on, at the Hexion’s option, (a) adjusted LIBOR plus 2.00% or (b) the higher of (i) JPMorgan Chase Bank, N.A.’s (JPMCB) prime rate or (ii) the Federal Funds Rate plus 0.50%, in each case plus 0.50%. The foregoing margins are subject to reduction if certain corporate credit ratings are achieved.

The New Senior Secured Credit Facilities have commitment fees (other than with respect to the LOC) equal to 0.50% per year of the unused line plus a fronting fee of 0.25% of the aggregate face amount of outstanding letters of credit. The LOC has a commitment fee of 0.10% per year.

The New Senior Secured Credit Facilities of Hexion’s U.S. subsidiaries are collateralized by substantially all the assets of Hexion, including the Company, subject to certain exceptions. Cross collateral guarantees exist whereby Hexion Canada is a guarantor of the European borrowings under the New Senior Secured Credit Facilities; while the Company’s European subsidiaries guarantee against any default by Hexion Canada. The New Senior Secured Credit Facilities contain, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of a certain financial ratio. Payment of borrowings under the New Senior Secured Credit Facilities may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of representation or warranty, covenant defaults, events of bankruptcy and a change of control.

In addition to the New Senior Secured Credit Facilities, the Company had various international credit facilities. At December 31, 2006, under these international credit facilities the Company had total availability of $109 of which $51 was available to fund working capital needs and capital expenditures. The credit facilities have various expiration dates ranging from 2006 through 2010. While these facilities are primarily unsecured, portions of the lines are collateralized by equipment at December 31, 2006.

Aggregate maturities of total non-affiliated debt and minimum annual rentals under operating leases at December 31, 2006, for the Company are as follows:

Year	Debt	Minimum Rentals Under Operating Leases
2007	$30	$4
2008	18	4
2009	—	3
2010	1	3
2011	—	2
2012 and beyond	—	3

	$49	$19

The Company’s operating leases consist primarily of vehicle, equipment and land and buildings. Rental expense amounted to $4, $4 and $2 in 2006, 2005 and 2004, respectively.

9. Affiliated Financing

In connection with the financing of the Coatings Acquisition, the Company borrowed AUD $10, from RSM Europe B.V., an affiliated subsidiary of Hexion. As part of the financing of the Inks Acquisition, the Company borrowed an additional AUD $16 under this note from RSM Europe B.V. These notes were paid off in 2006 and had related interest expense related of $1 for the year ended December 31, 2006.

As discussed in Note 1, to finance the acquisition of certain international subsidiaries from Hexion, the Company assumed a fixed rate note of CDN$343, or approximately $295 and $294 at December 31, 2006 and 2005, respectively, payable to Hexion Nova Scotia Finance ULC (“Nova Scotia”), a subsidiary of Hexion. The note has a fixed interest rate based on Nova Scotia’s cost of capital plus 100 basis points, which was 10.8% per annum at December 31, 2006, and becomes due July 15, 2014. The interest rate at December 31, 2005 was fixed at 10% per annum. Interest expense related to this note totaled $31, $29 and $11 for 2006, 2005 and 2004, respectively. In conjunction with the issuance of this note, Hexion entered into a common share forward subscription agreement with Hexion Canada requiring Hexion to subscribe to shares of Hexion Canada stock at CDN$845 per share at the principal repayment date for the loan.

To finance the Bakelite Transaction in 2005, Hexion Canada also borrowed CDN$308 from Nova Scotia. Approximately CDN$119 (or $95) was effectively repaid during 2005, via a capital contribution from Hexion to the Company, which is reflected in Shareholder’s equity. The remaining outstanding loan balance at December 31, 2006 and 2005 is CDN$189, or approximately $162 and $161, respectively. The loan becomes due July 15, 2010. The loan has a variable interest rate equal to the three-month US LIBOR rate plus 675 basis points, which was approximately 10.8% and 11.5% at December 31, 2006 and 2005, respectively. Interest expense related to this loan totaled $19 and $11 for the years ended December 31, 2006 and 2005, respectively.

The Company has additional loans due to affiliates of $47 at December 31, 2006, with a weighted average interest rate of approximately 6.0%. These affiliated borrowings were made for cash management purposes. Interest expense related to these loans was approximately $1 for the year ended December 31, 2006.

In conjunction with the Acquisition, Hexion contributed a demand note payable by the Company to a newly formed subsidiary, which was subsequently acquired by Hexion Canada; therefore the loan and related interest is eliminated subsequent to August 12, 2004. Interest expense to Hexion was $1 for the year ended December 31, 2004.

The Company had loans receivable from various affiliates of $190 and $2 at December 31, 2006 and 2005, respectively, with a weighted average interest rate of approximately 6.7%. These affiliated loans were made for cash management purposes. Interest income related to these loans was approximately $4 for the year ended December 31, 2006.

10. Guarantees, Indemnities and Warranties

Standard Guarantees / Indemnifications

In the ordinary course of business, the Company enters into a number of agreements that contain standard guarantees and indemnities where the Company may indemnify another party for, among other things, breaches of representations and warranties. These guarantees or indemnifications are granted under various agreements, including those governing (i) purchases and sales of assets or businesses, (ii) leases of real property, (iii) licenses of intellectual property, (iv) long-term supply agreements, (v) employee benefits services agreements and (vi) agreements with public authorities on subsidies received for designated research and development projects. These guarantees or indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords or lessors in lease contracts, (iii) licensors or licensees in license agreements, (iv) vendors or customers in long-term supply agreements, (v) service providers in employee benefits services agreements and (vi) governments or agencies subsidizing research or development. In addition, the Company guarantees some of the payables of its subsidiaries to purchase raw materials in the ordinary course of business.

These parties may also be indemnified against any third party claim resulting from the transaction that is contemplated in the underlying agreement. Additionally, in connection with the sale of assets and the divestiture of businesses, the Company may agree to indemnify the buyer with respect to liabilities related to the pre-closing operations of the assets or businesses sold. Indemnities for pre-closing operations generally include tax liabilities, environmental liabilities and employee benefit liabilities that are not assumed by the buyer in the transaction.

Indemnities related to the pre-closing operations of sold assets normally do not represent additional liabilities to the Company, but simply serve to protect the buyer from potential liability associated with the Company’s existing obligations at the time of sale. As with any liability, the Company has accrued for those pre-closing obligations that it considers probable and reasonably estimable. The amounts recorded at December 31, 2006 are not significant.

While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless they are subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments to be made under these guarantees because the triggering events are not predictable. With respect to some of these guarantees, the Company maintains limited insurance coverage that mitigates any potential payments to be made.

Warranties

The Company does not make express warranties on its products, other than that they comply with the Company’s specifications; therefore, the Company does not record a warranty liability. Adjustments for product quality claims are not material and are charged against net sales.

11. Commitments and Contingencies

Environmental Matters

Because the Company’s operations involve the use, handling, processing, storage, transportation and disposal of hazardous materials, the Company is subject to extensive environmental regulation and is exposed to the risk of claims for environmental remediation or restoration. In addition, violations of environmental laws or permits may result in restrictions being imposed on operating activities, substantial fines, penalties, damages or other costs, any of which could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

The Company has recorded liabilities of $4 at December 31, 2006 and 2005 for nine locations for all probable environmental remediation, indemnification and restoration liabilities. These amounts include estimates of unasserted claims the Company believes are probable of loss and reasonably estimable. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may fall within a range of $3 to $9, in the aggregate, at December 31, 2006. This estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of this range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if the underlying facts or circumstances change, the final outcome could differ materially from these estimates.

At four of these locations, the Company is conducting environmental remediation and restoration under business realignment programs due to closure of the sites. Total reserves related to these sites included in Business realignment reserves were $1 and $2 at December 31, 2006 and 2005, respectively. Much of this remediation is being performed by the Company on a voluntary basis; therefore, the Company has greater control over the costs to be incurred and the timing of cash flows. The Company anticipates the amounts under these reserves will be paid within the next five years.

As a result of the Bakelite Transaction, the Company acquired a site in Duisburg, Germany with significant soil and groundwater contamination beneath a facility that is shared with Rütgers Chemicals AG (“Rütgers”). Rütgers is in discussions with the local authorities concerning a proposed remediation plan; however, the scope and extent of that plan and the costs of its possible implementation are not yet reasonably estimable. Rütgers has contractually agreed to indemnify the Company for this matter until 2025, subject to certain exceptions and limitations. Management believes that it is unlikely that the Company will have to take extensive actions for remediation. While it is reasonably possible some costs could be incurred related to this site, the Company has inadequate information to enable it to estimate a potential range of liability, if any.

Non-Environmental Legal Matters

The Company is involved in various product liability, commercial and employment litigation, personal injury, property damage and other legal proceedings that are considered to be in the ordinary course of business. The following legal claim is not in the ordinary course of business:

In 1992, the State of Sao Paulo Administrative Tax Bureau issued an assessment against Brazil Quimica, a wholly owned subsidiary of the Company, claiming that excise taxes were owed on certain intercompany loans made for centralized cash management purposes. These loans were characterized by the Tax Bureau as intercompany sales. Since that time, management and the Tax Bureau have held discussions and Brazil Quimica filed an administrative appeal seeking cancellation of the assessment. The Administrative Court upheld the assessment in December 2001. In 2002, Brazil Quimica filed a second appeal with the highest-level Administrative Court, again seeking cancellation of the assessment. At December 31, 2006, the amount of the assessment, including tax, penalties, monetary correction and interest, is 58 million Brazilian reais, or approximately $27. In February 2007, the administrative tribunal upheld the assessment. The Company continues to believe Brazil Quimica has a strong defense against the assessment and will appeal to the judicial level; however, pending the appeal, which could take from five to seven years, a bond or pledge of assets will be required to guarantee the assessment.

The Company has reserved $3 at December 31, 2006 and 2005, for all non-environmental legal matters for legal defense and settlement costs that it believes are probable and estimable.

12. Pension and Non-Pension Postretirement Benefit Plans

The Company sponsors defined benefit plans covering most Canadian and German employees. Depending on the plan, benefits are based on eligible compensation and/or years of credited service. Retirement benefits in other foreign locations are primarily defined contribution plans.

The Company also provides postretirement benefit plans to its Canadian employees. This plan provides the participants with supplemental benefits to the respective provincial healthcare plan in Canada.

As discussed in Note 2, the Company adopted SFAS 158 as of December 31, 2006. SFAS 158 requires, among other things, the recognition of the funded status of each defined pension benefit plan, retiree health care, other postretirement benefit plans and postemployment benefit plans on the Consolidated Balance Sheets. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. The initial impact of the standard is recognized as a component of Accumulated other comprehensive loss in Shareholder’s equity.

Amortization of these amounts are included in the Consolidated Statements of Operations, and other incremental changes in these amounts not recognized in the Consolidated Statements of Operations in the year in which they arise, are recognized as changes in Accumulated other comprehensive loss as they occur. Additional minimum pension liabilities (“AML”) and related intangible assets were derecognized when the new standard was adopted.

The following table summarizes the effect of required changes in Accumulated other comprehensive loss as of December 31, 2006 prior to the adoption of SFAS 158, which relate to AML as well as the impact of the initial adoption of SFAS 158.

	December 31, 2006 Prior to AML and SFAS 158 Adjustments	AML Adjustment	SFAS 158 Adjustment	December 31, 2006 Post AML and SFAS 158 Adjustments
Long-term pension obligations	$122	$—	$(18)	$104
Other long-term liabilities	4	—	9	13
Accumulated other comprehensive income	(52)	—	9	(43)

The following table presents the change in benefit obligation, change in plan assets and components of funded status for the Company’s defined benefit pension and postretirement benefit plans for the years ended December 31:

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
Change in Benefit Obligation
Benefit obligation at beginning of year	$110	$8	$5	$3

Service cost	2	2	—	—
Interest cost	5	3	—	1
Actuarial (gains) losses	(11)	(5)	—	1
Foreign currency exchange rate changes	12	(10)	—	—
Benefits paid	(4)	(2)	—	—
Acquisitions / divestitures	—	114	—	—

Benefit obligation at end of year	114	110	5	5

Change in Plan Assets
Fair value of plan assets at beginning of year	6	5	—	—
Actual return on plan assets	1	1	—	—
Employer contribution	4	2	—	—
Benefits paid	(4)	(2)	—	—

Fair value of plan assets at end of year	7	6	—	—

Funded status of the plan at end of year	$(107)	(104)	$(5)	(5)

Unrecognized net actuarial loss (gain)		(1)		3

Net amounts recognized		$(105)		$(2)

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
Amounts recognized in the Consolidated Balance Sheets at December 31 consist of:
Other current liabilities	$(3)	$(3)	$—	$—
Long-term pension obligations	(104)	(107)	—	—
Non-pension post-employment obligations	—	—	(5)	(2)
Accumulated other comprehensive loss (income)	(13)	5	3	—

Net amounts recognized	$(120)	$(105)	$(2)	$(2)

Amounts recognized in Accumulated other comprehensive loss at December 31 consist of:
Net actuarial (gain) loss	$(13)	$—	$3	$—
Additional minimum liability	—	5	—	—

Net amounts recognized	$(13)	$5	$3	$—

Plans with underfunded or non-funded accumulated benefit obligations at December 31:
Aggregate projected benefit obligation	$114	$110	—	—
Aggregate accumulated benefit obligation	102	102	—	—
Aggregate fair value of plan assets	7	6	—	—

The Bakelite Transaction in 2005 included two unfunded defined benefit plans in Germany, with a total projected benefit obligation at the date of acquisition of $114.

Actuarial gains during the year ended December 31, 2006 of $11 relating to the plans in Germany resulted from changes in actuarial assumptions on the German plans.

The foreign currency impact reflected in these rollforward tables are for changes in the euro versus the U.S. dollar.

Plan assets of $7 and $6 at December 31, 2006 and 2005, respectively, relate to the Company’s funded pension plans that have an accumulated benefit obligation of $9 and $9 at December 31, 2006 and 2005, respectively.

Following are the components of net pension and postretirement expense (benefit) recognized by the Company for the years ended December 31:

	Pension Benefits			Postretirement benefits
	2006	2005	2004	2006	2005	2004
Service cost	$2	$2	$—	$—	$—	$—
Interest cost on projected benefit obligation	5	3	1	1	1	—
Expected return on assets	—	—	(1)	—	—	—

Net expense (benefit)	$7	$5	$—	$1	$—	$—

The amounts in Accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost (benefit) during the next fiscal year are less than $1.

Determination of actuarial assumptions

The Company’s actuarial assumptions are determined separately for each plan, taking into account the demographics of the population, the target asset allocations for funded plans, regional economic trends, statutory requirements and other factors that could impact the benefit obligation and plan assets.

The discount rates selected reflect the rate at which pension obligations could be effectively settled. When selecting a discount rate, the Company considers yields on government bonds and high-grade corporate bonds, as well as annuity pricing information furnished by insurance carriers in the specific countries (for foreign plans) for instruments with durations consistent with the duration of the liabilities being measured.

The expected rates of future compensation level increases are based on salary and wage trends in the chemical and other similar industries, as well as the Company’s specific compensation targets by country. Input is obtained from the Company’s internal Human Resources group and from outside actuaries. These rates include components for wage rate inflation and merit increases.

The expected long-term rate of return on Canadian plan assets is determined based on the plan’s current and projected asset mix. To determine the expected overall long-term rate of return on assets, the Company takes into account the rates on long-term debt investments held within the portfolio, as well as expected trends in the equity markets. Peer data and historical returns are reviewed and the Company consults with its actuaries, as well as investment professionals, to confirm that the Company’s assumptions are reasonable.

The weighted average rates used to determine the benefit obligations were as follows at December 31:

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
Discount rate	4.6%	4.3%	5.3%	5.0%
Rate of increase in future compensation levels	2.5%	2.5%	—	—

The weighted average rates used to determine net periodic pension and postretirement expense were as follows for the years ended December 31:

	Pension Benefits			Postretirement Benefits
	2006	2005	2004	2006	2005	2004
Discount rate	4.3%	4.4%	6.0%	5.0%	6.5%	6.0%
Rate of increase in future compensation levels	2.5%	2.5%	3.0%	—	—	—
Expected long-term rate of return on plan assets	7.0%	7.0%	7.8%	—	—	—

The weighted average assumed health care cost trend rates are as follows at December 31:
Health care cost trend rate assumed for next year	—	—	—	6.9%	7.2%	7.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	—	—	—	4.4%	4.4%	4.4%
Year that the rate reaches the ultimate trend rate	—	—	—	2015	2015	2015

A one-percentage-point change in the assumed health care cost trend rates would change the projected benefit obligation for non-pension postretirement benefits by $1. The effect on service cost and interest cost would be less than $1.

Pension Investment Policies and Strategies

The Company’s investment strategy for the assets of its Canadian defined benefit pension plans is to maximize the long-term return on plan assets using a mix of equities and fixed income investments with a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and expected timing of future cash flow requirements. The investment portfolio contains a diversified blend of equity and fixed-income investments. Equity investments are also diversified across Canadian and foreign stocks, as well as growth, value and small and large capitalization investments. Investment risk and performance is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements and periodic asset and liability studies.

The Company periodically reviews its target allocation of Canadian plan assets among various asset classes. The targeted allocations are based on anticipated asset performance, discussions with investment professionals, and on the projected timing of future benefit payments.

	Actual		Target
	2006	2005	2007
Weighted average allocations of Canadian pension plan assets at December 31,
Equity securities	58%	60%	58%
Debt securities	36	35	37
Cash, short-term investments and other	6	5	5

	100%	100%	100%

Projections of Plan Contributions and Benefit Payments

The Company expects to make contributions totaling $4 to its defined benefit plans in 2007.

Estimated future plan benefit payments as of December 31, 2006 are as follows:

	Pension Benefits	Postretirement Benefits
2007	$3	$—
2008	4	—
2009	4	—
2010	4	—
2011	4	—
2012 to 2016	31	1

Defined Contribution Plans

The Company sponsors a number of defined contribution plans for its employees in various countries. Depending upon the country and plan, eligible salaried and hourly employees may contribute up to 7% of their pay as basic contributions to the plans. The Company provides matching contributions of up to 100% of the basic contributions. Total charges to operations for matching contributions under these plans were $3, $2 and $2 for the years ended December 31, 2006, 2005 and 2004.

13. Shareholder’s Equity

Shareholder’s equity at December 31, 2006 and 2005 reflects the common equity of Hexion Canada with all of the common equity of its subsidiaries eliminated, except for the equity of Hexion Argentina, representing Hexion’s 12% interest, and Hexion Malaysia, representing Hexion’s 34% interest, totaling $3 and $1, respectively.

Hexion Canada has 489,866 shares of no-par common stock outstanding during all periods presented with an unlimited number of common, Preference and Class B Preference shares authorized.

In 2005, Hexion made a capital contribution to the Company of $95 relating to a partial repayment of Hexion Canada’s loan from Nova Scotia to finance the acquisition of Bakelite (See Note 9).

14. Income Taxes

Comparative analysis of Hexion Canada’s income tax expense (benefit) follows:

	2006	2005	2004
Current
Federal & provincial	$7	$(2)	$5
Foreign	24	8	2

Total	31	6	7

Deferred
Federal & provincial	—	1	—
Foreign	1	(2)	16

Total	1	(1)	16

Income tax expense	$32	$5	$23

A reconciliation of the Company’s combined differences between income taxes computed at Canadian Federal statutory tax rate of 22.12% and provisions for income taxes follows:

	2006	2005	2004
Income taxes computed at Federal statutory tax rate	$22	$3	$—
Foreign rate differentials	2	2	2
Expenses not deductible for tax	3	2	8
Unrepatriated earnings of foreign subsidiaries	1	2	14
Adjustment of prior estimates and other	5	(4)	(3)
Provincial taxes and other	(1)	—	2

Income tax expense	$32	$5	$23

The 2006 and 2005 consolidated tax expense reflects higher tax rates in foreign jurisdictions compared to the domestic rate of 22.12%.

Following the Acquisition in August 2004, Apollo made a determination that the unrepatriated earnings of the Company’s foreign subsidiaries are no longer considered permanently reinvested. As such, the 2004 consolidated tax expense reflects a provision of $14 for taxes associated with the unrepatriated earnings of the foreign subsidiaries.

The domestic and foreign components of the Company’s Income before income taxes are as follows:

	2006	2005	2004
Domestic	$(6)	$(7)	$6
Foreign	106	23	(4)

	$100	$16	$2

The tax effects of the Company’s significant temporary differences, and net operating loss and credit carryforwards, which comprise the deferred tax assets and liabilities at December 31, 2006 and 2005, are as follows:

	2006	2005
Assets
Accrued and other expenses	$12	$10
Net operating loss and credit carryforwards	19	13
Pension liability	14	16
Certain intangibles	3	5

Gross deferred tax assets	48	44
Valuation allowance	(24)	(20)

Net deferred tax asset	24	24

Liabilities
Property, plant, equipment and intangibles	53	43
Unrepatriated earnings of foreign subsidiaries	17	13
Other long term liabilities	3	5

Gross deferred tax liabilities	73	61

Net deferred tax liability	$49	$37

The Company’s deferred tax assets include Foreign net operating loss carryforwards. As of December 31, 2006, the Foreign net operating loss carryforwards available are $62, related primarily to the UK. These net operating loss carryforwards have an unlimited carryover and do not expire. A valuation allowance of $24 has been provided against these attributes.

The Canada Revenue Agency finalized their audit of tax years 2001-2002; the results of this audit are not material to the financial statements. Tax years 2003-2006 remain open for inspection and examination by various Canadian taxing authorities.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Hexion Specialty Chemicals Canada, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income and comprehensive income, of shareholder’s equity and of cash flows present fairly, in all material respects, the financial position of Hexion Specialty Chemicals Canada, Inc. and its subsidiaries at December 31, 2006, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 12 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit and other postretirement plans as of December 31, 2006.

PricewaterhouseCoopers LLP

Columbus, Ohio

March 22, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder

of Hexion Specialty Chemicals Canada, Inc.

We have audited the accompanying consolidated balance sheet of Hexion Specialty Chemicals Canada, Inc. (a wholly-owned subsidiary of Hexion Specialty Chemicals, Inc.) and subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of operations, cash flows, and shareholder’s equity (deficit) for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of National Borden Chemical Germany GmbH (a subsidiary), which statements reflect total assets constituting 59% percent of consolidated total assets as of December 31, 2005, and total revenues constituting 39% percent of consolidated total revenues for the year ended December 31, 2005. Such financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for National Borden Chemical Germany GmbH, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Hexion Specialty Chemicals Canada, Inc. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Columbus, Ohio

March 16, 2006, except for the effects of

the matter described in Note 4, as to which

the date is October 16, 2006.

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

PricewaterhouseCoopers LLP

Columbus, Ohio

March 16, 2006, except for the effect of

the matter described in Note 17, as to which

the date is October 16, 2006

