Form 10-Q
period 2007-03-31
HEXION SPECIALTY CHEMICALS, INC.
filed 2007-05-15
CIK 13239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on May 1, 2007: 82,556,847

HEXION SPECIALTY CHEMICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

	Three Months ended March 31,
(In millions)	2007	2006
Net sales	$1,438	$1,233
Cost of sales	1,216	1,049

Gross profit	222	184

Selling, general & administrative expense	100	94
Transaction costs	—	3
Integration costs	9	10
Other operating expense (income), net	9	(33)

Operating income	104	110

Interest expense, net	76	54
Other non-operating expense, net	2	1

Income before income tax, earnings from unconsolidated entities and minority interest	26	55
Income tax expense	21	19

Income before earnings from unconsolidated entities and minority interest	5	36
Earnings from unconsolidated entities, net of tax	1	1
Minority interest in net income of consolidated subsidiaries	(2)	(2)

Net income	4	35
Accretion of redeemable preferred stock (See Note 6)	—	13

Net income available to common shareholders	$4	$22

Comprehensive income	$18	$46

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

(In millions)	March 31, 2007	December 31, 2006
Assets
Current Assets
Cash and equivalents	$55	$64
Accounts receivable (less allowance for doubtful accounts of $21)	845	763
Inventories:
Finished and in-process goods	410	362
Raw materials and supplies	195	187
Other current assets	102	102

Total Current Assets	1,607	1,478

Other Assets	102	107

Property and Equipment
Land	97	96
Buildings	282	276
Machinery and equipment	2,059	2,009

	2,438	2,381
Less accumulated depreciation	(880)	(830)

	1,558	1,551
Goodwill	210	193
Other Intangible Assets, net	187	179

Total Assets	$3,664	$3,508

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

(In millions)	March 31, 2007	December 31, 2006
Liabilities and Shareholder’s Deficit
Current Liabilities
Accounts and drafts payable	$640	$616
Debt payable within one year	58	66
Interest payable	67	58
Income taxes payable	74	108
Other current liabilities	268	263

Total Current Liabilities	1,107	1,111

Long-Term Liabilities
Long-term debt	3,436	3,326
Long-term pension and non-pension post employment benefit obligations	226	223
Deferred income taxes	142	142
Other long-term liabilities	142	107

Total Liabilities	5,053	4,909

Minority interest in consolidated subsidiaries	10	13

Commitments and Contingencies (See Note 5)

Shareholder’s Deficit
Common stock—$0.01 par value; 300,000,000 shares authorized, 170,605,906 issued and 82,556,847 outstanding at March 31, 2007 and December 31, 2006	1	1
Paid-in deficit	(16)	(17)
Treasury stock, at cost—88,049,059 shares	(296)	(296)
Accumulated other comprehensive income	95	81
Accumulated deficit	(1,183)	(1,183)

	(1,399)	(1,414)

Total Liabilities and Shareholder’s Deficit	$3,664	$3,508

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

HEXION SPECIALTY CHEMICALS, INC.

	Three months ended March 31,
(In millions)	2007	2006
Cash Flows (used in) provided by Operating Activities
Net income	$4	$35
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47	38
Minority interest in net income of consolidated subsidiaries	2	2
Stock-based compensation	1	2
Gain on sale of businesses, net of tax	—	(31)
Deferred tax provision	5	3
Non-cash business realignments	6	3
Impairments	3	4
Other non-cash adjustments	2	—
Net change in assets and liabilities:
Accounts receivable	(62)	(76)
Inventories	(45)	(10)
Accounts and drafts payable	4	44
Income taxes payable	1	16
Other assets, current and non-current	6	28
Other liabilities, current and long-term	4	(8)

Net cash (used in) provided by operating activities	(22)	50

Cash Flows used in Investing Activities
Capital expenditures	(22)	(27)
Acquisition of businesses, net of cash acquired	(63)	(56)
Proceeds from the sale of businesses, net of cash sold	—	35

Net cash used in investing activities	(85)	(48)

Cash Flows provided by (used in) Financing Activities
Net short-term debt repayments	(8)	(9)
Borrowings of long-term debt	665	34
Repayments of long-term debt	(560)	(39)
IPO related costs	—	(2)

Net cash provided by (used in) financing activities	97	(16)

Effect of exchange rates on cash and equivalents	1	(1)
Decrease in cash and equivalents	(9)	(15)
Cash and equivalents at beginning of period	64	183

Cash and equivalents at end of period	$55	$168

Supplemental Disclosures of Cash Flow Information
Cash paid:
Interest, net	$65	$48
Income taxes, net	14	5
Non-cash investing and financing activity:
Accretion of redeemable preferred stock (See Note 6)	—	13

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S DEFICIT AND COMPREHENSIVE

INCOME (Unaudited)

HEXION SPECIALTY CHEMICALS, INC.

(In millions)	Common Stock	Paid-in Deficit	Treasury Stock	Accumulated Other Comprehensive Income (a)	Accumulated Deficit	Total
Balance, December 31, 2006	$1	$(17)	$(296)	$81	$(1,183)	$(1,414)

Net income	—	—	—	—	4	4
Deferred losses on cash flow hedges	—	—	—	(3)	—	(3)
Amortization of actuarial losses on pension and postretirement benefits, net of tax	—	—	—	(1)	—	(1)
Translation adjustments	—	—	—	18	—	18

Comprehensive income	—	—	—	—	—	18

Impact of adoption of new accounting standard for uncertain tax positions (See Note 8)	—	—	—	—	(4)	(4)
Stock-based compensation expense	—	1	—	—	—	1

Balance, March 31, 2007	$1	$(16)	$(296)	$95	$(1,183)	$(1,399)

(a)	Accumulated other comprehensive income at March 31, 2007 represents $121 of net foreign currency translation gains, net of tax, a $7 deferred loss on cash flow hedges, net of tax, and a $19 loss, net of tax, related to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement benefit plans. Accumulated other comprehensive income at December 31, 2006 represents $103 of net foreign currency translation gains, net of tax, a $4 deferred loss on cash flow hedges, net of tax, and an $18 loss, net of tax, related to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement benefit plans.

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In millions, except share data)

1. Background and Basis of Presentation

Based in Columbus, Ohio, Hexion Specialty Chemicals, Inc. (“Hexion” or the “Company”) serves the global wood and industrial markets through a broad range of thermoset technologies, specialty products and technical support for customers in a diverse range of applications and industries. Hexion is owned by an affiliate of Apollo Management, L.P. (“Apollo”).

Basis of Presentation—The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries, in which minority shareholders hold no substantive participating rights, after eliminating intercompany accounts and transactions. In the opinion of management, all adjustments, consisting of normal, recurring adjustments considered necessary for a fair presentation, have been included. Results for the interim periods are not necessarily indicative of results for the entire year.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited financial statements should be read in conjunction with the audited financial statements and the accompanying notes included in Hexion’s most recent Annual Report on Form 10-K and any Current Reports on Form 8-K.

2. Summary of Significant Accounting Policies

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Reclassifications—Certain prior period balances have been reclassified to conform to current presentations.

Recently Issued Accounting Standard

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). This statement allows entities to measure financial instruments and certain other financial assets and financial liabilities at their fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact this statement may have on its Consolidated Financial Statements.

3. Acquisitions and Divestitures

Orica A&R Acquisition

On February 1, 2007, subsidiaries of the Company acquired the adhesives and resins (“A&R”) business of Orica Limited (the “Orica A&R Acquisition”) for a net purchase price of AUD $77, or $60, subject to certain adjustments. The Company incurred direct costs associated with the acquisition of $3, which were capitalized as part of the purchase in accordance with FASB Statement No. 141, Business Combinations. The A&R business manufactures formaldehyde and formaldehyde-based binding resins used primarily in the forest products industry and has three manufacturing facilities in Australia and New Zealand. This acquisition strengthens the Company’s presence in the Asia-Pacific region and will enable the Company to expand its service to the forest products marketplace.

The Company financed the Orica A&R Acquisition with proceeds from a new five-year Australian Multi-Currency Term / Working Capital Facility (the “New Australian Facility”). Approximately $29 of the New Australian Facility is effectively fixed at 6.6% through the use of interest rate swap agreements. The Company has not applied hedge accounting to this derivative instrument. The remaining balance has a variable interest rate equal to the 90 day Australian or New Zealand Bank Bill Rates plus an applicable margin. The rate at March 31, 2007 was 8.6%.

The Orica A&R Acquisition was accounted for under the purchase method of accounting. As such, A&R’s results of operations are included in the Company’s unaudited Condensed Consolidated Financial Statements from the date of acquisition.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Fair values are based upon preliminary appraisals and internal studies and are subject to final adjustments.

Fair Value at February 1, 2007
Current assets	$18
Property and equipment	26
Goodwill	19
Other intangible assets	13

Total assets acquired	76

Current liabilities	9
Other long-term liabilities	4

Total liabilities assumed	13

Net assets acquired	$63

Of the $13 of acquired intangible assets, $3 was assigned to technology and $10 was assigned to customer relationships. Acquired intangible assets with finite lives have a weighted average useful life of approximately 10 years.

Goodwill was assigned to the Formaldehyde and Forest Products Resins segment, none of which is expected to be deductible for tax purposes.

The following unaudited pro forma financial information presents the consolidated results of operations as if the Orica A&R Acquisition had occurred at the beginning of the periods presented. Pro forma adjustments include only the effects of events directly attributable to the acquisition. The pro forma adjustments reflected in the table below include amortization of intangibles, depreciation adjustments from the write-up of property and equipment to estimated fair market value, and interest expense on the New Australian Facility and related income tax effects.

	Three months ended March 31,
	2007	2006
Net sales	$1,445	$1,254
Net income	4	35
Net income available to common shareholders	4	22

The pro forma financial information above does not necessarily reflect the operating results that would have occurred had the acquisition been consummated at the beginning of the periods presented, nor is such information indicative of future operating results.

2006 Acquisitions and Divestitures

On January 31, 2006, the Company completed the purchase of the decorative coatings and adhesives business unit of The Rhodia Group (the “Coatings Acquisition”). This business has eight manufacturing facilities in Europe and Asia Pacific.

On June 1, 2006, the Company acquired the ink and adhesive resins business of Akzo Nobel (the “Inks Acquisition”). This business has ten manufacturing facilities in Europe, Asia Pacific, North America and South America.

The pro forma effects of these acquisitions were not material.

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

The Company recognized gains totaling $37 ($31 on an after tax basis) for divestitures during the three months ended March 31, 2006. These amounts are included in Other operating expense (income), net.

4. Related Party Transactions

Management Consulting Agreement

The Company is subject to a seven-year management consulting agreement with Apollo (the “Management Consulting Agreement”) under which the Company receives certain structuring and advisory services from Apollo and its affiliates. The terms of the Management Consulting Agreement provide for annual fees of $3. The Management Consulting Agreement provides indemnification to Apollo and its affiliates and their directors, officers and representatives for potential losses from the services contemplated under these agreements.

During each of the three months ended March 31, 2007 and 2006, the Company recognized expense of $1 for the Management Consulting Agreement. These amounts are included in Other operating expense (income), net in the Company’s unaudited Condensed Consolidated Statements of Operations.

Other Transactions

The Company sells finished goods to a former unconsolidated joint venture of the Company and certain Apollo affiliates. These sales were $1 and $4 for the three months ended March 31, 2007 and 2006, respectively. Accounts receivable from these affiliates were $1 at March 31, 2007 and December 31, 2006. The Company also purchases raw materials and services from certain Apollo affiliates. These purchases were $3 and $1 for the three months ended March 31, 2007 and 2006, respectively. The Company had accounts payable to Apollo and affiliates of less than $1 at March 31, 2007 and December 31, 2006 for these purchases.

5. Commitments and Contingencies

Environmental Matters

Due to the nature of its business, the Company is subject to extensive environmental regulation and is exposed to the risk of claims for environmental remediation or restoration. The following table summarizes all probable environmental remediation, indemnification and restoration liabilities, including related legal expenses, at March 31, 2007 and December 31, 2006.

Site Description	Number of Sites		Liability		Range of Reasonably Possible Costs
	March 31, 2007	December 31, 2006	March 31, 2007	December 31, 2006	Low	High
Geismar, LA	1	1	$19	$19	$11	$28

Superfund and Offsite Landfills – allocated share:
Less than 1%	20	19	1	1	1	2
Greater than 1%	14	14	8	8	5	15
Currently-Owned	12	12	7	7	5	13
Formerly-Owned:
Remediation	10	10	3	3	2	13
Monitoring Only	12	12	2	2	1	4

	69	68	$40	$40	$25	$75

These amounts include estimates for unasserted claims the Company believes are probable of loss and reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of a range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. At March 31, 2007 and December 31, 2006, $8 has been included in Other current liabilities in the unaudited Condensed Consolidated Balance Sheets with the remaining amount included in Other long-term liabilities.

Following is a discussion of the Company’s environmental liabilities and the related assumptions at March 31, 2007:

Geismar, LA Site—The Company formerly owned a basic chemicals and polyvinyl chloride business that was taken public as Borden Chemicals and Plastics Operating Limited Partnership (“BCPOLP”) in 1987. The Company retained a 1% interest, the general partner interest and the liability for certain environmental matters after BCPOLP’s formation. Under a Settlement Agreement approved by the United States Bankruptcy Court for the District of Delaware among the Company, BCPOLP, the United States Environmental Protection Agency and the Louisiana Department of Environmental Quality, the Company agreed to perform certain of BCPOLP’s obligations for soil and groundwater contamination at BCPOLP’s Geismar, Louisiana site. The Company bears the sole responsibility for these obligations because there are no other potentially responsible parties (“PRPs”) or third parties from whom the Company could seek reimbursement.

A groundwater pump and treat system to remove contaminants is operational, and natural attenuation studies are proceeding. If closure procedures and remediation systems prove to be inadequate, or if additional contamination is discovered, this could result in costs that would approach the higher end of the range of possible outcomes.

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

Superfund Sites and Offsite Landfills—The Company is currently involved in environmental remediation activities at a number of sites for which it has been notified that it is, or may be, a PRP under the United States Comprehensive Environmental Response, Compensation and Liability Act or similar state “superfund” laws. The Company anticipates approximately 40% of the estimated liability for these sites will be paid within the next five years, with the remainder over the next twenty-five years. The Company generally does not bear a significant level of responsibility for these sites, and as a result, has little control over the costs and timing of cash flows.

The Company’s ultimate liability will depend on many factors including its share of waste volume, the financial viability of other PRPs, the remediation methods and technology used, the amount of time necessary to accomplish remediation and the availability of insurance coverage. The range of possible outcomes takes into account the maturity of each project, resulting in a more narrow range as the project progresses. To estimate both its current reserves for environmental remediation at these sites and the possible range of additional costs, the Company has not assumed that it will bear the entire cost of remediation of every site to the exclusion of other known PRPs who may be jointly and severally liable. The Company has limited information to assess the viability of other PRPs and their probable contribution on a per site basis. The Company’s insurance provides very limited, if any, coverage for these environmental matters.

Sites Under Current Ownership—The Company is conducting environmental remediation at a number of locations that it currently owns, of which three sites are no longer operating. As the Company is performing much of the remediation on a voluntary basis, it has greater control over the costs to be incurred and the timing of cash flows. The Company anticipates approximately $3 of these liabilities will be paid within the next three years, with the remaining amounts being paid over the next ten years. The factors influencing the ultimate outcome include the methods of remediation elected, the conclusions and assessment of site studies remaining to be completed and the time period required to complete the work. There are no other parties responsible for remediation at these sites.

Formerly-Owned Sites—The Company is conducting environmental remediation at a number of locations that it formerly owned. The final costs to the Company will depend on the method of remediation elected and the level of participation of third parties.

In addition, the Company is responsible for a number of sites that require monitoring where no additional remediation is expected. The Company has established accruals for other related costs, such as fines and penalties, related to these sites. Payment of these liabilities is anticipated to occur over the next ten years. The ultimate cost to the Company will be influenced by fluctuations in projected monitoring periods or by findings that are different than anticipated.

Indemnifications—In connection with the acquisition of certain of the Company’s operating businesses, the Company has been indemnified by the sellers against certain liabilities of the acquired businesses, including liabilities relating to both known and unknown environmental contamination arising prior to the date of the purchase. The indemnifications may be subject to certain exceptions and limitations, deductibles and indemnity caps. While it is reasonably possible some costs could be incurred, except for those sites identified above, the Company has inadequate information to allow it to estimate a potential range of liability, if any.

Non-Environmental Legal Matters

The Company is involved in various product liability, commercial and employment litigation, personal injury, property damage and other legal proceedings in the ordinary course of business. The Company has reserved $11 and $12 at March 31, 2007 and December 31, 2006, respectively, for all non-environmental legal defense and settlement costs that it believes are probable and estimable. At March 31, 2007 and December 31, 2006, $7 has been included in Other current liabilities in the unaudited Condensed Consolidated Balance Sheets with the remaining amount included in Other long-term liabilities.

Following is a discussion of significant non-environmental legal proceedings that are not in the ordinary course of business:

Brazil Tax Claim—In 1992, the State of Sao Paulo Administrative Tax Bureau issued an assessment against the Company’s Brazilian subsidiary claiming that excise taxes were owed on certain intercompany loans that were made for centralized cash management purposes. The Tax Bureau characterized these loans as intercompany sales. The Company’s subsidiary filed an administrative appeal with the Administrative Courts seeking cancellation of the assessment, which was upheld in December 2001. In February 2007 the highest-level Administrative Court upheld a secondary appeal seeking cancellation of the assessment. At March 31, 2007, the amount of the assessment, including tax, penalties, monetary correction and interest, was 58 million Brazilian reais, or $28. The Company continues to believe it has a strong defense against the assessment and will appeal to the judicial level; however, pending the appeal, which could take from five to seven years, a bond or pledge of assets will be required to guarantee the assessment.

CTA Acoustics—From the third quarter 2003 to the first quarter 2004, six lawsuits were filed against the Company and others in the 27th Judicial District, Laurel County Circuit Court, Kentucky, arising from an explosion at a customer’s plant where seven plant workers were killed and other workers were injured. Lawsuits seeking recovery for wrongful death, emotional and personal injury, and loss of consortium have been settled. The Company’s share of the settlement was covered by insurance. The litigation also includes claims by the Company’s customer against the Company for property damage. The Company has insurance coverage that it expects will cover legal fees and payments associated with the property damage claims.

Formosa Plant —Several lawsuits were filed in Sangamon County, Illinois in May 2006 against the Company on behalf of individuals injured or killed in an explosion at a Formosa Plastics Corporation (“Formosa”) plant in Illiopolis, Illinois that occurred on April 23, 2004. The Company sold the facility in 1987. The facility was operated by BCPOLP until it was sold to Formosa out of BCPOLP’s bankrupt estate in 2002. In March 2007, an independent federal agency found that operator errors caused the explosion, but that current and former owners could have implemented systems to minimize the impacts from these errors. The Company currently has inadequate information from which to estimate a potential range of liability, if any.

Hillsborough County —The Company is named in a lawsuit filed in Hillsborough County, Florida Circuit Court, for an animal feed supplement processing site formerly operated by the Company and sold in 1980. The lawsuit is filed on behalf of multiple residents of Hillsborough County living near the site and it alleges various injuries from exposure to toxic chemicals. At this time, the Company has inadequate information from which to estimate a potential range of liability, if any. The court dismissed a similar lawsuit brought on behalf of a class of plaintiffs in November 2005.

Louisville Class Action —The Company was named in a class action lawsuit filed in May 2006 in federal court in Louisville, Kentucky for odors and air emissions from its Louisville plant. The lawsuit was filed on behalf of plaintiffs living in Riverside Gardens, a community adjacent to the plant. The court has approved a resolution of the claims that includes a cash payment, the installation of a new treed buffer between the plant and the neighborhood, and new odor and emission control systems. Several administrative actions must still occur before the matter is concluded. The cost of the anticipated settlement has been included in the Company’s non-environmental legal reserve at March 31, 2007.

Other Legal Matters—As a result of the bankruptcies of many asbestos producers, plaintiffs’ attorneys are increasing their focus on peripheral defendants, including the Company, and asserting that even products that contained a small amount of asbestos have caused injury. Plaintiffs are also focusing on alleged harm caused by other products the Company has made or used, including those containing silica and vinyl chloride monomer. The Company does not believe that it has a material exposure for these claims and believes it has adequate reserves and insurance to cover pending and foreseeable future claims.

6. Redeemable Preferred Stock

In May 2005, a subsidiary of the Company offered 14 million shares of Redeemable Series A Floating Rate Preferred Stock, par value $0.01 per share, and a liquidation preference of $25 per share (the “Preferred Stock”). On May 12, 2006, the Company redeemed all of its Preferred Stock. As the preferred Stock was considered increasing rate preferred stock issued at an implied premium, the Company recognized accreted dividends of $13 for the three months ended March 31, 2006.

7. Pension and Postretirement Expense

Following are the components of net pension and postretirement expense (benefit) recognized by the Company:

	Pension		Postretirement
	Three months ended March 31,		Three months ended March 31,
	2007	2006	2007	2006
Service cost	$3	$3	$—	$—
Interest cost	7	7	—	—
Expected return on plan assets	(6)	(6)	—	—
Amortization of prior service cost	—	—	(3)	(3)
Recognized net actuarial loss	3	3	—	—

	$7	$7	$(3)	$(3)

8. Income Taxes

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. The Company adopted FIN 48, effective January 1, 2007. After the adoption of FIN 48, the Company had a liability of $36 for unrecognized tax benefits and related interest and penalties that, if recognized, would affect the effective tax rate. At March 31, 2007, this liability has been recorded in Other long-term liabilities in the unaudited Condensed Consolidated Balance Sheet as payments are not anticipated within one year of the balance sheet date. $4 of the liability was recorded as an increase to Accumulated deficit for the cumulative effect of adopting FIN 48.

The Company classifies interest and penalties, if applicable, as income tax expense. At January 1, 2007, the Company had accrued $17 and $5 for the potential payment of interest and penalties, respectively.

The Company conducts business globally and, as a result, certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examinations by taxing authorities throughout the world, including major jurisdiction such as Belgium, Brazil, Canada, the Czech Republic, Germany, France, Italy, Korea, the Netherlands and the United States. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years before 2003 and is no longer subject to state and local, or foreign income tax examinations for years before 2002.

The Internal Revenue Service commenced its audit of the Company’s U.S. federal income tax return for 2004. The Company does not anticipate a material change to the total amount of unrecognized tax benefits within the next 12 months.

9. Segment Information

The Company’s business segments are based on the products that the Company offers and the markets that it serves. At March 31, 2007, the Company had four reportable segments: Epoxy and Phenolic Resins, Formaldehyde and Forest Products Resins, Coatings and Inks, and Performance Products. A summary of the major products of the Company’s reportable segments follows:

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

The Company’s organizational structure continues to evolve. It is also continuing to refine its operating structure to more closely link similar products, minimize divisional boundaries and improve the Company’s ability to serve multi-dimensional common customers. These refinements, when complete, may result in future changes to the Company’s reportable segments.

Reportable Segments

Following are net sales and Segment EBITDA (earnings before interest, income taxes, depreciation and amortization) by reportable segment. Segment EBITDA is a non-GAAP financial measure and is defined as EBITDA adjusted to exclude certain non-cash and non-recurring expenses. Segment EBITDA is the primary performance measure used by the Company’s management, the chief operating decision-maker and the Board of Directors to evaluate operating results and allocate capital resources among segments. Segment EBITDA is also the profitability measure used to set management and executive incentive compensation goals. Corporate and Other is primarily corporate general and administrative expenses that are not allocated to the segments.

Net Sales to Unaffiliated Customers for the three months ended March 31 (1)(2)(3):
	2007	2006
Epoxy and Phenolic Resins	$582	$526
Formaldehyde and Forest Products Resins	413	356
Coatings and Inks	343	260
Performance Products	100	91

Total	$1,438	$1,233

Segment EBITDA for the three months ended March 31 (2)(3):
	2007	2006
Epoxy and Phenolic Resins	$96	$73
Formaldehyde and Forest Products Resins	43	34
Coatings and Inks	25	20
Performance Products	18	16
Corporate and Other	(12)	(11)

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.
(2)	Net sales and Segment EBITDA include the Coatings Acquisition, the Inks Acquisition and the Orica A&R Acquisition from January 31, 2006, June 1, 2006 and February 1, 2007, respectively, and exclude the results from the Brazilian Consumer Divestiture since March 31, 2006.
(3)	Certain of the Company’s product lines have been realigned, resulting in reclassifications between segments. Prior period balances have been reclassified to conform to current presentations.

Reconciliation of Segment EBITDA to Net income for the three months ended March 31:

	2007	2006
Segment EBITDA:
Epoxy and Phenolic Resins	$96	$73
Formaldehyde and Forest Products Resins	43	34
Coatings and Inks	25	20
Performance Products	18	16
Corporate and Other	(12)	(11)

Reconciliation:
Items not included in Segment EBITDA
Transaction costs	—	(3)
Integration costs	(9)	(10)
Non-cash charges	(6)	(7)
Unusual items:
Gain on sale of businesses	—	37
Purchase accounting effects / inventory step-up	—	(1)
Business realignments	(6)	—
Other	(1)	(2)

Total unusual items	(7)	34

Total adjustments	(22)	14
Interest expense, net	(76)	(54)
Income tax expense	(21)	(19)
Depreciation and amortization	(47)	(38)

Net income	$4	$35

Items not included in Segment EBITDA

For the three months ended March 31, 2006, Transaction costs are primarily from terminated acquisition activities.

For the three months ended March 31, 2007 and 2006, Integration costs represent redundancy and plant rationalization costs, and incremental administrative costs of integration programs as a result of the Hexion formation and recent acquisitions, as well as costs to implement a single, company-wide, management information and accounting system.

For the three months ended March 31, 2007 and 2006, Non-cash charges are primarily stock-based compensation expense and impairments of property and equipment.

Not included in Segment EBITDA are certain income or expenses that are deemed by management to be unusual or non-recurring in nature. For the first quarter of 2007, these items consisted of business realignments and the announced exit from the European solvent coating resins business (the “Alkyds Divestiture”). For the first quarter of 2006, these items primarily consisted of a gain recognized on the Brazilian Consumer Divestiture and the announced Alkyds Divestiture.

10. Guarantor/Non-Guarantor Subsidiary Financial Information

The Company and certain of its U.S. subsidiaries guarantee the debt issued by its wholly owned subsidiaries Hexion Nova Scotia, ULC and Hexion U.S. Finance Corporation (together, the “Subsidiary Issuers”), which includes the $625 second-priority notes due 2014 and the $200 floating rate second-priority senior secured notes due 2014

The following information contains the condensed consolidating financial information for Hexion (the parent), the subsidiary issuers, the combined subsidiary guarantors (Borden Chemical Investments, Inc., Borden Chemical Foundry, LLC, Lawter International, Inc. (“Lawter”), HSC Capital Corporation, Borden Chemical International, Inc., Hexion CI Holding Company (China LLC) and Oilfield Technology Group, Inc.) and the combined non-guarantor subsidiaries, which includes all of the Company’s foreign subsidiaries and HA-International, LLC (“HAI”). Lawter distributed the assets of its U.S. business to Hexion in 2006. Its sole remaining assets are the shares of certain China subsidiaries, which are presented as equity investments in the Combined Subsidiary Guarantors column. As a result, the presentation of prior periods has been reclassified to reflect the assets and results of operations of the Lawter U.S. business in the parent. Prior periods have also been restated to reflect the reclassification of discontinued operations.

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

HEXION SPECIALTY CHEMICALS, INC.

THREE MONTHS ENDED MARCH 31, 2007

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$617	$—	$—	$918	$(97)	$1,438
Cost of sales	541	—	—	772	(97)	1,216

Gross profit	76	—	—	146	—	222

Selling, general & administrative expense	42	—	—	58	—	100
Integration costs	4	—	—	5	—	9
Other operating expense, net	1	—	—	8	—	9

Operating income	29	—	—	75	—	104

Interest expense, net	47	20	—	9	—	76
Intercompany interest expense (income)	15	(22)	—	7	—	—
Other non-operating (income) expense, net	(1)	1	—	2	—	2

(Loss) income before income tax, earnings from unconsolidated entities and minority interest	(32)	1	—	57	—	26
Income tax expense	2	—	—	19	—	21

(Loss) income before earnings from unconsolidated entities and minority interest	(34)	1	—	38	—	5
Earnings from unconsolidated entities, net of tax	40	—	3	1	(43)	1
Minority interest in net income of consolidated subsidiaries	(2)	—	—	—	—	(2)

Net income	$4	$1	$3	$39	$(43)	4

HEXION SPECIALTY CHEMICALS, INC.

THREE MONTHS ENDED MARCH 31, 2006

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$585	$—	$—	$742	$(94)	$1,233
Cost of sales	515	—	—	628	(94)	1,049

Gross profit	70	—	—	114	—	184

Selling, general & administrative expense	41	—	—	53	—	94
Transaction costs	3	—	—	—	—	3
Integration costs	7	—	—	3	—	10
Intercompany royalty expense (income)	6	—	(6)	—	—	—
Other operating expense (income), net	3	—	—	(36)	—	(33)

Operating income	10	—	6	94	—	110

Interest expense, net	34	16	—	4	—	54
Intercompany interest expense (income)	7	(18)	—	11	—	—
Other non-operating (income) expense, net	(2)	1	—	2	—	1

(Loss) income before income tax, earnings from unconsolidated entities and minority interest	(29)	1	6	77	—	55
Income tax expense	2	—	—	17	—	19

(Loss) income before earnings from unconsolidated entities and minority interest	(31)	1	6	60	—	36
Earnings from unconsolidated entities, net of tax	68	—	3	1	(71)	1
Minority interest in net income of consolidated subsidiaries	(2)	—	—	—	—	(2)

Net income	$35	$1	$9	$61	$(71)	$35

HEXION SPECIALTY CHEMICALS, INC.

MARCH 31, 2007

CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and equivalents	$6	$—	$—	$49	$—	$55
Accounts receivable, net	244	—	—	601	—	845
Inventories:
Finished and in-process goods	173	—	—	237	—	410
Raw materials and supplies	76	—	—	119	—	195
Other current assets	38	—	—	64	—	102

Total Current Assets	537	—	—	1,070	—	1,607

Other Assets
Investment in subsidiaries	692	—	23	—	(715)	—
Other assets	31	22	—	49	—	102

	723	22	23	49	(715)	102

Property and Equipment, net	666	—	—	892	—	1,558
Goodwill	102	—	—	108	—	210
Other Intangible Assets, net	85	—	—	102	—	187

Total Assets	$2,113	$22	$23	$2,221	$(715)	$3,664

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current Liabilities
Accounts and drafts payable	$241	$—	$—	$399	$—	$640
Intercompany accounts (receivable) payable	(9)	(9)	(8)	22	4	—
Debt payable within one year	24	—	—	34	—	58
Loans payable to (receivable from) affiliates	278	20	(12)	(282)	(4)	—
Interest payable	38	28	—	1	—	67
Income taxes payable	12	—	—	62	—	74
Other current liabilities	126	—	—	142	—	268

Total Current Liabilities	710	39	(20)	378	—	1,107

Long-Term Liabilities
Long-term debt	2,178	825	—	433	—	3,436
Intercompany loans payable (receivable)	377	(854)	—	477	—	—
Long-term pension and non-pension post employment benefit obligations	70	—	—	156	—	226
Deferred income taxes	51	—	—	91	—	142
Other long-term liabilities	119	—	—	23	—	142

Total Liabilities	3,505	10	(20)	1,558	—	5,053

Minority interest in consolidated subsidiaries	7	—	—	3	—	10
Shareholder’s Deficit	(1,399)	12	43	660	(715)	(1,399)

Total Liabilities and Shareholder’s Deficit	$2,113	$22	$23	$2,221	$(715)	$3,664

HEXION SPECIALTY CHEMICALS, INC.

DECEMBER 31, 2006

CONDENSED CONSOLIDATING BALANCE SHEET

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and equivalents	$7	$—	$—	$57	$—	$64
Accounts receivable, net	219	—	—	544	—	763
Inventories:		—
Finished and in-process goods	152	—	—	210	—	362
Raw materials and supplies	72	—	—	115	—	187
Other current assets	30	—	—	72	—	102

Total Current Assets	480	—	—	998	—	1,478

Other Assets
Investment in subsidiaries	648	—	26	—	(674)	—
Other assets	33	22	—	52	—	107

	681	22	26	52	(674)	107

Property and Equipment, net	673	—	—	878	—	1,551
Goodwill	122	—	—	71	—	193
Other Intangible Assets, net	87	—	—	92	—	179

Total Assets	$2,043	$22	$26	$2,091	$(674)	$3,508

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current Liabilities
Accounts and drafts payable	$220	$—	$—	$396	$—	$616
Accounts payable to (receivable from) affiliates	20	(5)	(8)	(19)	12	—
Debt payable within one year	31	—	—	35	—	66
Loans payable to (receivable from) affiliates	177	23	(12)	(176)	(12)	—
Interest payable	60	(3)	—	1	—	58
Income taxes payable	42	8	—	58	—	108
Other current liabilities	115	—	—	148	—	263

Total Current Liabilities	665	23	(20)	443	—	1,111
Long-term Liabilities
Long-term debt	2,194	825	—	307	—	3,326
Intercompany loans payable	377	(849)	—	472	—	—
Long-term pension and non-pension postemployment benefit obligations	70	—	—	153	—	223
Deferred income taxes	57	—	—	85	—	142
Other long-term liabilities	85	—	—	22	—	107

Total Liabilities	3,448	(1)	(20)	1,482	—	4,909

Minority interest in consolidated subsidiaries	9	—	—	4	—	13
Shareholder’s Deficit	(1,414)	23	46	605	(674)	(1,414)

Total Liabilities and Shareholder’s Deficit	$2,043	$22	$26	$2,091	$(674)	$3,508

HEXION SPECIALTY CHEMICALS, INC.

THREE MONTHS ENDED MARCH 31, 2007

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows (used in) provided by Operating Activities	$(71)	$—	$4	$45	$—	$(22)
Cash Flows used in Investing Activities
Capital expenditures	(13)	—	—	(9)	—	(22)
Acquisition of business, net	—	—	—	(63)	—	(63)

	(13)	—	—	(72)	—	(85)

Cash flows provided by (used in) Financing Activities
Net short-term debt repayments	(7)	—	—	(1)	—	(8)
Borrowings of long-term debt	292	—	—	373	—	665
Repayments of long-term debt	(307)	—	—	(253)	—	(560)
Affiliated loan (repayments) borrowings	100	—	—	(100)	—	—
Dividends received (paid)	5	—	(4)	(1)

	83	—	(4)	18	—	97

Effect of exchange rates on cash and equivalents	—	—	—	1	—	1

Decrease in cash and equivalents	(1)	—	—	(8)	—	(9)
Cash and equivalents at beginning of period	7	—	—	57	—	64

Cash and equivalents at end of period	$6	$—	$—	$49	$—	$55

HEXION SPECIALTY CHEMICALS, INC.

THREE MONTHS ENDED MARCH 31, 2006

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows provided by (used in) Operating Activities	$21	$(5)	$7	$27	$—	$50

Cash Flows used in Investing Activities
Capital expenditures	(20)	—	—	(7)	—	(27)
Acquisition of business, net	—	—	—	(56)	—	(56)
Proceeds from the sale of businesses, net	—	—	—	35	—	35

	(20)	—	—	(28)	—	(48)

Cash flows (used in) provided by Financing Activities
Net short-term debt repayments	(6)	—	—	(3)	—	(9)
Borrowings of long-term debt	15	—	—	19	—	34
Repayments of long-term debt	(15)	—	—	(24)	—	(39)
Affiliated loans (repayments) borrowings	5	5	(6)	(4)	—	—
IPO related costs	(2)	—	—	—	—	(2)

	(3)	5	(6)	(12)	—	(16)

Effect of exchange rates on cash and equivalents	—	—	—	(1)	—	(1)
(Decrease) increase in cash and equivalents	(2)	—	1	(14)	—	(15)
Cash and equivalents at beginning of period	8	—	—	175	—	183

Cash and equivalents at end of period	$6	$—	$1	$161	$—	$168

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in millions)

The following commentary should be read in conjunction with the audited financial statements and the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K.

Within the following discussion, unless otherwise stated, “the quarter ended March 31, 2007” and “the first quarter of 2007” refer to the three months ended March 31, 2007, and “the quarter ended March 31, 2006” and “the first quarter of 2006” refer to the three months ended March 31, 2006.

Forward-Looking and Cautionary Statements

Certain statements in this Quarterly Report on Form 10-Q, including without limitation, statements made under the captions “Overview” and “Outlook,” are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, the management of Hexion Specialty Chemicals, Inc. (which may be referred to as “Hexion,” “we,” “us,” “our” or the “Company”) may from time to time make oral forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “will”, “intend” or similar expressions. Forward-looking statements reflect our current views about future events and are based on currently available financial, economic and competitive data, and on our current business plans. Actual results could vary materially depending on risks and uncertainties that may affect our operations, markets, services, prices and other factors as discussed in Item 1A-Risk Factors of the Company’s 2006 Annual Report on Form 10-K, filed with the Securities Exchange Commission on March 22, 2007. Important factors that could cause actual results to differ materially from those contained in forward-looking statements include, but are not limited to: economic factors such as an interruption in the supply of or increased pricing of raw materials due to natural disasters, competitive factors such as pricing actions by our competitors that could affect our operating margins, and regulatory factors such as changes in governmental regulations involving our products that lead to environmental and legal matters as described in Item 3-Legal Proceedings of the Company’s 2006 Annual Report on Form 10-K.

Business Overview and Outlook

Hexion was formed on May 31, 2005 by combining three Apollo Management, L.P. (“Apollo”) controlled companies: Resolution Performance Products, LLC (“Resolution Performance”), Resolution Specialty Materials, Inc. (“Resolution Specialty”), and Borden Chemical, Inc. (“Borden Chemical”), which included Bakelite Aktiengeselloschaft (“Bakelite”). We refer to this combination as the “Hexion Formation.”

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

Our products are used in thousands of applications and are sold into diverse markets, such as forest products, architectural and industrial paints, packaging, consumer products and automotive coatings, as well as higher growth markets, such as composites, UV cured coatings and electrical laminates. Major industry sectors that we serve include industrial/marine, construction, consumer/durable goods, automotive, electronics, architectural, civil engineering, repair/remodeling, graphic arts, and oil and gas field support. Key drivers for our business include general economic and industrial growth, housing starts, auto build rates and active gas drilling rigs. As is true for many industries, our financial results are impacted by the effect on our customers of economic upturns or downturns, as well as the impact on our own costs to produce, sell and deliver our products. Our customers use most of our products in their production processes. As a result, factors that impact their industries could significantly affect our results.

Through our worldwide network of strategically located production facilities we serve more than 11,000 customers in 100 countries. Our global customers include leading companies in their respective industries, such as 3M, Ainsworth, Ashland Chemical, BASF, Bayer, DuPont, GE, Halliburton, Honeywell, Huntsman, Louisiana Pacific, Owens Corning, PPG Industries, Sumitomo, Sun Chemicals, Valspar and Weyerhaeuser.

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

We believe that the Hexion Formation provides us with significant opportunities for growth through global product line management, as well as considerable opportunities to increase our operational efficiencies, reduce fixed costs, optimize manufacturing assets and improve capital spending efficiency. We are focused on increasing our revenues, cash flows and profitability. We believe we can achieve these goals through the following strategies:

•

Providing our customers with a broad range of resins products on a global basis as the world’s largest producer of thermosetting resins. We strive to be a global, comprehensive solutions provider to our customers rather than simply offering a particular product, selling in a single geography or competing on price.

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

Our business segments are based on the products that we offer and the markets that we serve. At March 31, 2007, we had four reportable segments: Epoxy and Phenolic Resins, Formaldehyde and Forest Products Resins, Coatings and Inks, and Performance Products. The major products of our reportable segments are:

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

First Quarter 2007 Highlights

•

We acquired the adhesives and resins business of Orica Limited (the “Orica A&R Acquisition”). This business manufactures formaldehyde and formaldehyde-based binding resins used primarily in the forest products industry. This business generated 2006 sales of approximately $85, and has three manufacturing facilities in Australia and New Zealand. This acquisition is included in our Formaldehyde and Forest Products Resins segment and contributed $15 in incremental sales for the quarter ended March 31, 2007.

•

We realized $11 of planned synergies in the quarter ended March 31, 2007. We have realized $81 of cumulative planned synergies through the quarter ended March 31, 2007. We are on pace to achieve our planned $125 of synergies by the end of 2007.

•	Despite experiencing significant volatility in our raw material costs, we have been able to pass along most of these increased costs in higher selling prices in many of our product lines.

2007 Outlook

Our business is impacted by general economic and industrial growth, housing starts, automotive builds, oil and natural gas drilling activity and general industrial production. Our business has both geographic and end market diversity that reduces the impact of any one of these factors on our overall performance. We anticipate an increase in demand in 2007 in many of the markets that we serve in both industrialized and developing nations, and we expect an upward trend in overall utilization rates for thermosetting resins. Specifically, we expect epoxy demand will increase for the remainder of 2007 due to market capacity constraints and strong sales in the electronics, wind turbines and aeronautics end markets. We expect these volume increases will be partially offset by lower volume in several other key markets. We anticipate that continued softness in 2007 in North American automotive build rates will continue to exert downward volume pressure on certain product lines that are included in our Epoxy and Phenolic Resins, Coatings and Inks and Performance Products segments. We also anticipate a continued trend in 2007 of lower housing starts in North America which would impact our 2007 volume for our forest products resins, which are included in our Formaldehyde and Forest Products Resins segment, and our phenolic specialty resins, epoxy coating, polyester, alkyd and acrylic resins product lines, which are included in our Epoxy and Phenolic Resins and Coatings and Inks segments.

We expect that raw material cost volatility will likely continue through 2007 because of volatile key feedstock pricing. We anticipate that prices of our main raw materials, other than methanol, will remain at or near their historical highs through much of 2007, but may begin to decline during the second half of 2007 or early 2008. We expect methanol prices to decline throughout 2007 from near historic prices at the end of 2006. To help mitigate this volatility we have purchase and sale contracts with many of our vendors and customers that contain periodic price adjustment mechanisms. Due to differences in the timing of the pricing mechanism trigger points between our sales and purchase contracts, there is often a lead-lag impact during which margins are negatively impacted in the short term when raw material prices increase and are positively impacted when raw material prices fall. During the three months ended March 31, 2007, we were successful in raising prices across many of our product lines to recover higher raw material costs, which resulted in increased net sales for the first quarter of 2007. We experienced a $1 positive lead-lag impact on operating income in the first quarter of 2007. We will continue to focus on pricing in 2007 where we have opportunities in certain markets to pass through raw material price increases.

We expect to generate higher free cash flow (which we define as cash flow from operating activities less anticipated capital expenditures) in 2007 due to improved sales pricing, realizing planned synergies and lower one-time costs from the Hexion integration, and continued focus on reducing working capital. We plan to spend approximately $120 on capital expenditures in 2007. We also expect to make a cash settlement with the Netherlands taxing authority in the second quarter of 2007 for $24. We will continue to focus on reducing debt and the resulting cash paid for interest in 2007 through increased free cash flow.

Matters Impacting Comparability of Results

Our unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) include the accounts of the Company and its majority-owned subsidiaries, in which minority shareholders hold no substantive participating rights, after eliminating intercompany accounts and transactions. The timing of acquisition and divestiture activities impacts the comparability of results, for example:

Our financial data for the quarter ended March 31, 2006 includes:

•	The results of operations of the decorative coatings and adhesives business unit of The Rhodia Group since the acquisition date of January 31, 2006 (the “Coatings Acquisition”), and

•

The results of operations of Alba Adesivos Industria e Comercia Ltda., our branded consumer adhesives company based in Boituva, Brazil until the divestiture date of March 31, 2006 (the “Brazilian Consumer Divestiture”).

Our financial data for the quarter ended March 31, 2007 includes:

•	The results of operations of the Coatings Acquisition for the full quarter ended March 31, 2007.

•	The results of operations of the global ink and adhesives business unit of Akzo Nobel, which was acquired on June 1, 2006 (the “Inks Acquisition”), for the full quarter ended March 31, 2007.

•	The results of operations of the Orica A&R Acquisition since the acquisition date of February 1, 2007.

Raw material costs are approximately 85% of our product costs. The three largest raw materials used in our production process are phenol, methanol and urea. These materials represent approximately half of our total raw material costs. Fluctuations in energy costs, such as volatility in the price of crude oil and related petrochemical products, as well as the cost of natural gas, have caused significant volatility in our raw material costs. The average prices of phenol, methanol, and urea increased by approximately 17%, 56% and 35%, respectively, in the first quarter of 2007 compared to the first quarter of 2006 . Passing through raw material price changes can result in significant variances in sales comparisons from year to year. We had a favorable impact on sales from passing through raw material price increases to our customers, as allowed by our customer contracts, in the first quarter of 2007 compared to the first quarter of 2006.

Results of Operations

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in millions)	Three months ended March 31,
	2007	2006
Net sales	$1,438	$1,233
Cost of sales	1,216	1,049

Gross profit	222	184
Selling, general & administrative expense	100	94
Transaction costs	—	3
Integration costs	9	10
Other operating expense (income), net	9	(33)

Operating income	104	110

Interest expense, net	76	54
Other non-operating expense, net	2	1

Total non-operating expenses	78	55

Income before income tax, earnings from unconsolidated entities and minority interest	26	55
Income tax expense	21	19

Income before earnings from unconsolidated entities and minority interest	5	36
Earnings from unconsolidated entities, net of tax	1	1
Minority interest in net income of consolidated subsidiaries	(2)	(2)

Net income	$4	$35

Sales

In the first quarter of 2007, net sales increased by $205, or 17%, compared with the first quarter of 2006. Acquisitions, net of a divestiture, added $84 in incremental sales and organic growth (including foreign currency translation) added $121. We were successful in passing through raw material price increases to customers in many of our product lines in the first quarter of 2007, including our forest products resins and formaldehyde businesses, our oilfield and foundry businesses, our coatings businesses and our phenolic specialty resins businesses. These price increases were partially offset by lower volumes across several of our product lines, including epoxy resins and intermediates, phenolic specialty resins, North American forest products resins, coatings, inks and foundry application businesses. These declines were primarily driven by soft housing and automotive markets in the first quarter of 2007. In addition, a net favorable currency translation of $50 contributed to the sales increase as a result of the strengthening of the euro and Brazilian real against the U.S. dollar.

Gross Profit

In the first quarter of 2007, gross profit increased by $38, or 21%, compared with the first quarter of 2006. The net impact of acquisitions and a divestiture added $10 of incremental gross profit. Price-driven margin increases in our epoxy and composite resins businesses and synergies that we realized from the Hexion Formation positively impacted gross profit; however, the continued rise in raw material costs that were not fully passed along to our customers partially offset these increases.

Operating Income

In the first quarter of 2007, operating income declined $6 compared with the first quarter of 2006. This decrease was driven primarily by the first quarter 2006 $37 net gain recognized primarily on the Brazil Consumer Divestiture, offset by gross profit improvement in 2007 discussed above. Also contributing to the earnings decline was a $6 increase in selling, general and administrative expense, primarily as a result of the impact of the acquisitions made subsequent to the first quarter of 2006, partially offset by synergies realized from the Hexion Formation. In addition, Transaction costs decreased by $3, as we incurred costs for terminated acquisition activities in the first quarter of 2006, while no such costs were incurred in the first quarter of 2007.

Non-Operating Expenses

In the first quarter of 2007, total non-operating expenses increased by $23 compared with the first quarter of 2006, primarily due to an increase in net interest expense of $22 from the first quarter 2006 primarily due to higher average debt levels to fund acquisitions and pay dividends as well as an increase in interest rates.

Income Taxes

In the first quarter of 2007, income tax expense increased $2 compared to the first quarter of 2006. First quarter 2007 income tax expense reflects a higher portion of net income derived from foreign operations and the effect of lower tax rates in foreign jurisdictions which was offset by increases in domestic valuation allowances due to our inability to utilize net operating losses.

Results of Operations by Segment

Following are net sales and Segment EBITDA (earnings before interest, income taxes, depreciation and amortization) by reportable segment. Segment EBITDA is a non-GAAP financial measure and is defined as EBITDA adjusted to exclude certain non-cash and non-recurring expenses. Segment EBITDA is the primary performance measure used by our senior management, the chief operating decision-maker and the Board of Directors to evaluate operating results and allocate capital resources among segments. Segment EBITDA is also the profitability measure used to set management and executive incentive compensation goals. Corporate and Other is primarily corporate general and administrative expenses that are not allocated to the segments.

	Three months ended March 31,
	2007	2006
Net Sales to Unaffiliated Customers (1)(2)(3)
Epoxy and Phenolic Resins	$582	$526
Formaldehyde and Forest Products Resins	413	356
Coatings and Inks	343	260
Performance Products	100	91

	$1,438	$1,233

Segment EBITDA (2)(3)
Epoxy and Phenolic Resins	$96	$73
Formaldehyde and Forest Products Resins	43	34
Coatings and Inks	25	20
Performance Products	18	16
Corporate and Other	(12)	(11)

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.
(2)

Net sales and Segment EBITDA include the Coatings Acquisition, the Inks Acquisition and the Orica A&R Acquisition from January 31, 2006, June 1, 2006 and February 1, 2007, respectively, and exclude the results from the Brazilian Consumer Divestiture since March 31, 2006.

(3)	Certain of the Company’s product lines have been realigned, resulting in reclassifications between segments. Prior period balances have been reclassified to conform to current presentations.

Three Months Ended March 31, 2007 vs. Three Months Ended March 31, 2006 Segment Results

Following is an analysis of the percentage change in sales by segment from the three months ended March 31, 2007 to the three months ended March 31, 2006:

	Volume	Price/Mix	Currency Translation	Acquisitions/ Divestitures	Total
Epoxy and Phenolic Resins	(1)%	6%	6%	—	11%
Formaldehyde and Forest Products Resins	(9)%	19%	1%	5%	16%
Coatings and Inks	(5)%	6%	5%	26%	32%
Performance Products	(1)%	10%	1%	—	10%

Epoxy and Phenolic Resins

Net sales increased in the first quarter of 2007 by $56 to $582, compared to the first quarter of 2006. Pricing contributed $31 across all product lines primarily due to pricing improvement initiatives and passing through higher raw material costs. Lower volumes negatively impacted sales by $6 due to the soft North American housing and automotive markets. We had a favorable currency translation impact of $31 as the euro strengthened against the U.S. dollar in 2007.

Segment EBITDA increased in the first quarter of 2007 by $23, to $96, compared to the first quarter of 2006 due to the positive impacts of increased sales and our pricing improvement initiatives, which resulted in higher gross margins and Segment EBITDA.

Formaldehyde and Forest Products Resins

Net sales increased in the first quarter of 2007 by $57 to $413, compared to the first quarter of 2006. The net impact of acquisitions and a divestiture contributed $17 of incremental net sales, while organic growth contributed $40. Sales increased $68 as commercial contracts allowed the pass through of higher phenol and methanol costs to our customers primarily in our forest products resins and formaldehyde applications businesses. Lower volumes negatively impacted sales by $33. Volumes in our North American forest products resins business were lower as a result of a softer housing market, partially offset by higher volumes in our international forest products resins and North American formaldehyde application businesses. Favorable currency translation of approximately $5 also contributed to higher sales, as the euro and the Brazilian real strengthened against the U.S. dollar.

Formaldehyde and Forest Products Resins’ Segment EBITDA increased in the first quarter of 2007 by $9, to $43, compared to the first quarter of 2006. The net impact of acquisitions and divestitures contributed $1 of incremental segment EBITDA in the first quarter of 2007. The remaining increase resulted from increased sales, as described above, and increased margins due to the lead-lag impact in the first quarter of 2007 compared to the impact in the first quarter of 2006.

Coatings and Inks

Net sales increased in the first quarter of 2007 by $83, to $343, compared to the first quarter of 2006. The Coatings Acquisition and Inks Acquisition contributed $68 of incremental net sales in 2007 and organic growth generated additional net sales of $15. Stronger pricing contributed approximately $15 to the sales increase due to pricing improvement initiatives in our Coatings business. This was offset by lower volumes, which negatively impacted sales by $13. Coatings volumes declined due to the soft housing market, while Inks volumes decreased due to increased Chinese competition, partially offset by increased demand in the European market. Favorable currency translation of $13 also contributed to higher sales as the euro strengthened against the U.S. dollar in the first quarter of 2007.

Coatings and Inks first quarter 2007 Segment EBITDA increased by $5, to $25, compared to the first quarter of 2006. The Coatings Acquisition and Inks Acquisition contributed $3 of incremental Segment EBITDA in the first quarter of 2007, while organic growth Segment EBITDA added $2. Our Coatings business experienced a $3 increase in Segment EBITDA due to the positive impacts of increased sales and our pricing improvement initiatives. EBITDA from our inks business decreased $1 because of higher raw material prices and lower volumes as a result of increased competition.

Performance Products

Net sales increased in the first quarter of 2007 by $9 to $100 compared to the first quarter of 2006. Increased pricing contributed $9 in additional sales from passing through raw material price increases to customers across all of our product lines. Increased pricing was partially offset by a decline in volumes that reduced net sales by $1. Volumes in our foundry business were down due to weakening demand in the automotive sector. This was partially offset by volume improvements in our oilfield products as a result of increased North American natural gas and drilling activities in the first quarter of 2007 and increased production capacity as a result of our new Canadian production facility. Favorable currency translation of $1 also contributed to the increased sales.

Segment EBITDA in the first quarter of 2007 increased by $2, to $18, compared to the first quarter of 2006, primarily due to the stronger pricing as discussed above.

Reconciliation of Segment EBITDA to Net Income:

	Three months ended March 31,
	2007	2006
Segment EBITDA:
Epoxy and Phenolic Resins	$96	$73
Formaldehyde and Forest Products Resins	43	34
Coatings and Inks	25	20
Performance Products	18	16
Corporate and Other	(12)	(11)
Reconciliation:
Items not included in Segment EBITDA
Transaction costs	—	(3)
Integration costs	(9)	(10)
Non-cash charges	(6)	(7)
Unusual items:
Gain on sale of businesses	—	37
Purchase accounting effects/inventory step-up	—	(1)
Business realignments	(6)	—
Other	(1)	(2)

Total unusual items	(7)	34

Total adjustments	(22)	14
Interest expense, net	(76)	(54)
Income tax expense	(21)	(19)
Depreciation and amortization	(47)	(38)

Net income	$4	$35

Items not included in Segment EBITDA

For the three months ended March 31, 2006, Transaction costs were primarily from terminated acquisition activities.

For the three months ended March 31, 2007 and 2006, Integration costs represent redundancy and plant rationalization costs, and incremental administrative costs of integration programs as a result of the Hexion Formation and recent acquisitions, as well as costs related to implement a single, company-wide, management information and accounting system.

For the three months ended March 31, 2007 and 2006, Non-cash charges were primarily stock-based compensation expense and impairments of property and equipment.

Not included in Segment EBITDA are certain income or expenses that are deemed by management to be unusual or non-recurring in nature. For the first quarter of 2007, these items consisted of business realignments and the announced exit from the European solvent coating resins business (the “Alkyds Divestiture”). For the first quarter of 2006, these items primarily consisted of a gain recognized on the Brazilian Consumer Divestiture and the announced Alkyds Divestiture.

Liquidity and Capital Resources

Sources and Uses of Cash

We are a highly leveraged company. Our liquidity requirements are significant, primarily due to our debt service requirements. At March 31, 2007, we had $3,494 of debt, including $58 of short-term maturities. In addition, we had $55 of cash and equivalents.

Our primary source of liquidity is cash flow generated from operations. We also have availability under our senior secured credit facilities, subject to certain conditions. Our primary liquidity requirements are to fund working capital needs, debt service requirements, synergy program-related obligations, contractual obligations and capital expenditures. We expect to have adequate liquidity to fund working capital requirements, contractual obligations and capital expenditures over the remainder of the term of our credit facilities from cash received from operations and amounts available under credit facilities.

At March 31, 2007, we had additional borrowing capacity under our senior secured revolving credit facilities of $134. We have additional credit facilities at certain domestic and international subsidiaries with various expiration dates through 2008. As of March 31, 2007, we had $68 available under these facilities to fund working capital needs and capital expenditures.

Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31:

	2007	2006
Operating activities	$(22)	$50
Investing activities	(85)	(48)
Financing activities	97	(16)
Effect of exchange rates on cash flow	1	(1)

Net change in cash and equivalents	$(9)	$(15)

Operating Activities

In the first quarter of 2007, operations used $22 of cash. Net income of $4 included $66 of non-cash charges of which $47 was for depreciation and amortization. Working capital (defined as accounts receivable and inventories less accounts and drafts payable) used cash of $103 due to the growth of the business, timing of cash collection versus cash payments, and increased inventory levels due to higher raw material costs and planned inventory builds in anticipation of manufacturing turnarounds scheduled for later in the year.

In the first quarter of 2006, operations provided $50 of cash. Net income of $35 included $21 of non-cash charges primarily for depreciation and amortization and a gain on the sale of businesses, net of taxes. Working capital (as defined above) used cash of $42 due to the timing of cash collections versus cash payments and a working capital build due to acquisitions. We also received an insurance reimbursement of $33 related to payments made in 2005 for the settlement of litigation.

Investing Activities

In the first quarter of 2007, investing activities used $85 of cash. We spent $63 for acquisitions and $22 for capital expenditures, primarily for plant expansions and improvements.

In the first quarter of 2006 we used $48 for investing activities. We spent $56 for acquisitions and $27 for capital expenditures, primarily for plant expansions and improvements. We received net proceeds of $35 for business divestitures, primarily from the Brazilian Consumer Divestiture.

Financing Activities

In the first quarter of 2007, financing activities provided $97 of cash. Net short-term debt repayments were $8. Net long-term borrowings were for acquisitions of $63 and working capital needs of $42.

In the first quarter of 2006, financing activities used cash of $16. Net long-term debt repayments were $5, primarily from borrowings during the quarter under our senior secured credit facilities. We also made net short-term debt repayments of $9 during the three months ended March 31, 2006.

Orica A&R Acquisition Financing

We financed the Orica A&R Acquisition with proceeds from a new five-year Australian Multi Currency Term / Working Capital Facility (the “New Australian Facility”). Approximately $29 of the New Australian Facility is effectively fixed at 6.6% through the use of interest rate swap agreements. We have not applied hedge accounting to this derivative instrument. The remaining balance has a variable interest rate equal to the 90 day Australian or New Zealand Bank Bill Rates plus an applicable margin. The rate at March 31, 2007 was 8.6%.

Interest Rate Swap Agreements

We have various interest rate swap agreements that are designed to offset cash flow variability from interest rate fluctuations on our variable rate debt. We entered into an interest rate swap in January 2007, with an initial notional amount of $300 which, combined with the swaps entered into in May 2006, will effectively maintain a fixed interest rate on between 60% and 70% of our total debt.

Covenant Compliance

Certain covenants contained in the credit agreement that govern our senior secured credit facilities and/or the indentures that govern our Second-Priority Senior Secured Notes (i) require us to maintain a senior secured debt to Adjusted EBITDA ratio and (ii) restrict our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet this ratio and also a defined Adjusted EBITDA to Fixed Charges ratio. The covenant to incur additional indebtedness and our ability to make future acquisitions requires an Adjusted EBITDA to Fixed Charges ratio (measured on a last twelve month, or LTM, basis) of at least 2.0:1. Failure to comply with these covenants could limit our long-term growth prospects by hindering our ability to obtain future debt or make acquisitions.

Fixed charges are defined as interest expense excluding the amortization or write-off of deferred financing costs. Adjusted EBITDA is defined as EBITDA further adjusted to exclude certain non-cash, non-recurring and realized or expected future cost savings directly related to prior acquisitions and the Hexion Formation. As we are highly leveraged, we believe that including the supplemental adjustments that are made to calculate Adjusted EBITDA provides additional information to investors about our ability to comply with our financial covenants and our ability to obtain additional debt in the future. Adjusted EBITDA and Fixed Charges are not defined terms under accounting principles generally accepted in the United States of America. Adjusted EBITDA should not be considered an alternative to operating income or net income as a measure of operating results or an alternative to cash provided by operations as a measure of liquidity. Fixed Charges should not be considered an alternative to interest expense. At March 31, 2007, we were in compliance with all of the financial covenants and restrictions that are contained in the indentures that govern our notes and all of our credit facilities.

	Year Ended December 31, 2006	LTM Period
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(109)	$(140)
Income taxes	14	16
Interest expense, net	242	264
Loss from extinguishment of debt	121	121
Depreciation and amortization expense	171	180

EBITDA	439	441
Adjustments to EBITDA:
Acquisitions EBITDA (1)	35	23
Transaction costs (2)	20	17
Integration costs (3)	57	56
Non-cash charges (4)	22	21
Unusual items:
Gain on sale of businesses	(39)	(2)
Purchase accounting effects/inventory step-up	3	2
Discontinued operations	14	14
Business realignments	(2)	4
Other (5)	10	9

Total unusual items	(14)	27

In process Synergies (6)	105	94

Adjusted EBITDA (7)	$664	$679

Fixed charges (8)	$290	$290

Ratio of Adjusted EBITDA to Fixed Charges	2.29	2.34

(1)	Represents the incremental EBITDA impact for the Coatings Acquisition, the Inks Acquisition, and the Orica Acquisition, as well as two smaller acquisitions, less EBITDA generated prior to the Brazilian Consumer Divestiture, as if they had taken place at the beginning of the period.
(2)	Represents the write-off of deferred accounting, legal and printing costs from the Company’s proposed IPO, as well as costs associated with terminated acquisition activities.
(3)	Represents redundancy and plant rationalization costs and incremental administrative costs from integration programs. It also includes costs to implement a single, company-wide management information and accounting system.
(4)	Includes non-cash charges for impairments of fixed assets, stock-based compensation and unrealized foreign exchange and derivative losses.
(5)	Includes the impact of the announced Alkyds Divestiture, one-time benefit plan costs and management fees.
(6)	Represents estimated net unrealized synergy savings resulting from the Hexion Formation.
(7)	We are required to maintain an Adjusted EBITDA to Fixed Charges ratio of greater than 2.0 to 1 to incur additional indebtedness under our indenture for the Second Priority Senior Secured Notes. As of March 31, 2007, the Company was able to satisfy this covenant and incur additional indebtedness under this indenture.
(8)	The fixed charges reflect pro forma interest expense as if the Orica A&R Acquisition and the amendment of our May 2006 senior secured credit facilities, which occurred on February 1, 2007 and November 3, 2006, respectively, had taken place at the beginning of the period.

Contractual Obligations

There have been no material changes during the first quarter of 2007 in the contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

As discussed in Note 8 of the Notes to the unaudited Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109. At March 31, 2007, we have a liability for unrecognized tax benefits and an accrual for the payment of related interest of $36. We are unable, at this time, to determine the timing of these payments.

Off Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2007.

Recently Issued Accounting Standard

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). This statement allows entities to choose to measure financial instruments and certain other financial assets and financial liabilities at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact this statement may have on our Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

On January 10, 2007, we entered into a three-year interest rate swap agreement designed to offset cash flow variability associated with interest rate fluctuations on our variable rate debt. This swap becomes effective in 2008. The initial notional amount of the swap is $300, but will increase to $700 and then amortize down to $375, which, when combined with our other interest rate swaps, will effectively maintain a fixed interest rate on between 60% and 70% of total debt. The interest rate swap had a fair value of negative $2 as of March 31, 2007. There have been no other material developments during the first quarter of 2007 on the matters we have previously disclosed about quantitative and qualitative market risk in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4T.	Controls and Procedures

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

Changes in Internal Controls

As a result of the Hexion formation and recent acquisitions, management continues to evaluate resources, change and expand roles and responsibilities of key personnel and make changes to certain processes related to financial close, shared services and financial reporting. In connection with the above activities, the Company continues the process of consolidating some of its transaction processing and general accounting activities into a common shared services transaction-processing environment. We have launched a project to migrate multiple legacy management information and accounting systems to a single, company wide, management information and accounting system. A number of locations migrated in 2006; the remainder are expected to migrate in 2007 and 2008. Once fully implemented, this change to a shared services business model (for certain processes) along with a single, company wide, management information and accounting system is intended to further enhance our internal control over financial reporting and our operating efficiencies. No other changes occurred in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Item 1.	Legal Proceedings

There have been no material developments during the first quarter 2007 in the ongoing legal proceedings that are included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 1A.	Risk Factors

There have been no material changes during the first quarter 2007 in the risk factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

There were no defaults upon senior securities during the first quarter 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(31)	Rule 13a-14 Certifications

(a) Certificate of the Chief Executive Officer

(b) Certificate of the Chief Financial Officer

(32)	Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEXION SPECIALTY CHEMICALS, INC.

Date: May 15, 2007	/s/ William H. Carter
William H. Carter
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)