Form 10-Q
period 2007-06-30
HEXION SPECIALTY CHEMICALS, INC.
filed 2007-08-14
CIK 13239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

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

Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on August 1, 2007: 82,556,847

HEXION SPECIALTY CHEMICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

	Three Months ended June 30,
(In millions)	2007	2006
Net sales	$1,464	$1,326
Cost of sales	1,255	1,136

Gross profit	209	190
Selling, general & administrative expense	107	102
Transaction costs	—	18
Integration costs	11	13
Other operating expense (income), net	2	(2)

Operating income	89	59
Interest expense, net	77	56
Loss on extinguishment of debt	—	51
Other non-operating expense, net	4	2

Income (loss) from continuing operations before income tax, earnings from unconsolidated entities and minority interest	8	(50)
Income tax expense	12	11

Loss from continuing operations before earnings from unconsolidated entities and minority interest	(4)	(61)
Earnings from unconsolidated entities, net of taxes	1	—
Minority interest in net income of consolidated subsidiaries	(1)	(1)

Loss from continuing operations	(4)	(62)
Loss from discontinued operations	—	(13)

Net loss	(4)	(75)
Accretion of redeemable preferred stock (See Note 7)	—	20

Net loss available to common shareholders	$(4)	$(95)

Comprehensive income (loss)	$38	$(36)

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

	Six Months ended June 30,
(In millions)	2007	2006
Net sales	$2,903	$2,560
Cost of sales	2,472	2,185

Gross profit	431	375
Selling, general & administrative expense	207	196
Transaction costs	1	21
Integration costs	20	23
Other operating expense (income), net	10	(35)

Operating income	193	170
Interest expense, net	153	110
Loss on extinguishment of debt	—	51
Other non-operating expense, net	6	4

Income from continuing operations before income tax, earnings from unconsolidated entities and minority interest	34	5
Income tax expense	33	30

Income (loss) from continuing operations before earnings from unconsolidated entities and minority interest	1	(25)
Earnings from unconsolidated entities, net of taxes	2	1
Minority interest in net income of consolidated subsidiaries	(3)	(3)

Income (loss) from continuing operations	—	(27)
Loss from discontinued operations	—	(13)

Net income (loss)	—	(40)
Accretion of redeemable preferred stock (See Note 7)	—	33

Net income (loss) available to common shareholders	$—	$(73)

Comprehensive income	$56	$10

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

(In millions)	June 30, 2007	December 31, 2006
Assets
Current assets
Cash and equivalents	$199	$64
Accounts receivable (less allowance for doubtful accounts of $21)	887	763
Inventories:
Finished and in-process goods	398	362
Raw materials and supplies	176	187
Other current assets	112	102

Total Current Assets	1,772	1,478

Other assets	108	107

Property and equipment
Land	100	96
Buildings	298	276
Machinery and equipment	2,092	2,009

	2,490	2,381
Less accumulated depreciation	(937)	(830)

	1,553	1,551
Goodwill	206	193
Other intangible assets, net	187	179

Total assets	$3,826	$3,508

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

(In millions)	June 30, 2007	December 31, 2006
Liabilities and Shareholder’s Deficit
Current liabilities
Accounts and drafts payable	$655	$616
Debt payable within one year	48	66
Interest payable	55	58
Income taxes payable	57	108
Other current liabilities	283	263

Total Current Liabilities	1,098	1,111

Long-term liabilities
Long-term debt	3,561	3,326
Long-term pension and non-pension post employment benefit obligations	225	223
Deferred income taxes	150	142
Other long-term liabilities	140	107

Total Liabilities	5,174	4,909

Minority interest in consolidated subsidiaries	12	13

Commitments and contingencies (See Note 6)

Shareholder’s Deficit
Common stock—$0.01 par value; 300,000,000 shares authorized, 170,605,906 issued and 82,556,847 outstanding at June 30, 2007 and December 31, 2006	1	1
Paid-in deficit	(15)	(17)
Treasury stock, at cost—88,049,059 shares	(296)	(296)
Accumulated other comprehensive income	137	81
Accumulated deficit	(1,187)	(1,183)

Total shareholder’s deficit	(1,360)	(1,414)

Total liabilities and shareholder’s deficit	$3,826	$3,508

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

HEXION SPECIALTY CHEMICALS, INC.

	Six months ended June 30,
(In millions)	2007	2006
Cash Flows provided by Operating Activities
Net income	$—	$(40)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96	78
Loss from discontinued operations	—	13
Write-off of deferred IPO costs	—	15
Write-off of deferred financing fees	—	9
Gain on sale of businesses, net of tax	(4)	(41)
Minority interest in net income of consolidated subsidiaries	3	3
Stock-based compensation	2	4
Deferred tax provision	4	(1)
Impairments	7	4
Debt redemption interest adjustment	—	6
Other non-cash adjustments	8	5
Net change in assets and liabilities:
Accounts receivable	(68)	(118)
Inventories	(8)	(12)
Accounts and drafts payable	4	89
Income taxes payable	(16)	14
Other assets, current and non-current	1	(19)
Other liabilities, current and long-term	11	9

Net cash provided by operating activities	40	18

Cash Flows used in Investing Activities
Capital expenditures	(47)	(58)
Capitalized interest	(1)	—
Acquisition of businesses, net of cash acquired	(63)	(185)
Deferred acquisition costs	(5)	—
Proceeds from the sale of businesses, net of cash sold	5	46

Net cash used in investing activities	(111)	(197)

Cash Flows provided by Financing Activities
Net short-term debt repayments	(13)	(8)
Borrowings of long-term debt	1,313	2,231
Repayments of long-term debt	(1,095)	(1,714)
Redemption of preferred stock	—	(397)
Long-term debt and credit facility financing fees	(2)	(17)
IPO related costs	—	(4)
Net cash from financing activities of discontinued operations	—	1

Net cash provided by financing activities	203	92

Effect of exchange rates on cash and equivalents	3	8
Increase (decrease) in cash and equivalents	135	(79)
Cash and equivalents at beginning of period	64	183

Cash and equivalents at end of period	$199	$104

Supplemental Disclosures of Cash Flow Information
Cash paid:
Interest, net	$152	$103
Debt redemption costs	—	42
Income taxes, net	46	12

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S DEFICIT AND COMPREHENSIVE

INCOME (Unaudited)

HEXION SPECIALTY CHEMICALS, INC.

(In millions)	Common Stock	Paid-in Deficit	Treasury Stock	Accumulated Other Comprehensive Income (a)	Accumulated Deficit	Total
Balance, December 31, 2006	$1	$(17)	$(296)	$81	$(1,183)	$(1,414)

Net income	—	—	—	—	—	—
Deferred gains on cash flow hedges	—	—	—	19	—	19
Amortization of actuarial losses on pension and postretirement benefits, net of tax	—	—	—	(2)	—	(2)
Translation adjustments	—	—	—	39	—	39

Comprehensive income	—	—	—	—	—	56

Impact of adoption of new accounting standard for uncertain tax positions (See Note 10)	—	—	—	—	(4)	(4)
Stock-based compensation expense	—	2	—	—	—	2

Balance, June 30, 2007	$1	$(15)	$(296)	$137	$(1,187)	$(1,360)

(a)	Accumulated other comprehensive income at June 30, 2007 represents $142 of net foreign currency translation gains, $15 of net deferred gains on cash flow hedges, net of tax, and a $20 loss, net of tax, related to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement benefit plans. Accumulated other comprehensive income at December 31, 2006 represents $103 of net foreign currency translation gains, $4 of net deferred losses on cash flow hedges, net of tax, and an $18 loss, net of tax, related to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement benefit plans.

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In millions, except share data)

1. Background and Basis of Presentation

Based in Columbus, Ohio, Hexion Specialty Chemicals, Inc. (“Hexion” or the “Company”) serves global industrial markets through a broad range of thermoset technologies, specialty products and technical support for customers in a diverse range of applications and industries. Hexion is owned by an affiliate of Apollo Management, L.P. (“Apollo”).

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

Year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited financial statements should be read in conjunction with the audited financial statements and the accompanying notes included in Hexion’s most recent Annual Report on Form 10-K.

During the second quarter of 2007, the Company recorded an out of period charge of approximately $2 related to an asset impairment charge at a European subsidiary. As a result of this adjustment, the Company’s second quarter 2007 Operating income and Income from continuing operations before income tax, earnings from unconsolidated entities and minority interest decreased approximately $2 and net income decreased by less than $2. Management does not believe that this adjustment is material to the condensed consolidated financial statements for the three and six months ended June 30, 2007 or to any prior periods.

2. Summary of Significant Accounting Policies

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. It also requires the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

3. Acquisitions and Divestitures

2007 Acquisitions

Orica A&R Acquisition

On February 1, 2007, certain subsidiaries of the Company acquired the adhesives and resins (“A&R”) business of Orica Limited (the “Orica A&R Acquisition”) for a net purchase price of AUD 77, or $60, subject to certain adjustments. The Company incurred direct costs associated with the acquisition of $3, which were included as part of the purchase price. The A&R business manufactures formaldehyde and formaldehyde-based binding resins used primarily in the forest products industry and has three manufacturing facilities in Australia and New Zealand. This acquisition strengthens the Company’s presence in the Asia-Pacific region and will enable the Company to expand its service of the forest products marketplace. This acquisition is included in the Formaldehyde and Forest Products Resins segment.

The Orica A&R Acquisition has been accounted for under the purchase method of accounting. As such, A&R’s results of operations are included in the Company’s unaudited Condensed Consolidated Financial Statements from the date of acquisition.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Fair values are based upon preliminary appraisals and internal studies and are subject to final adjustments.

Fair Value at February 1, 2007
Current assets	$18
Property and equipment	26
Goodwill	19
Other intangible assets	13

Total assets acquired	76
Current liabilities	9
Other long-term liabilities	4

Total liabilities assumed	13

Fair value of net assets acquired	$63

Of the $13 of acquired intangible assets, $3 was assigned to technology and $10 was assigned to customer relationships. Acquired intangible assets with finite lives have a weighted average useful life of approximately 10 years.

Goodwill was assigned to the Formaldehyde and Forest Products Resins segment and is not expected to be deductible for tax purposes.

The following unaudited pro forma financial information presents the consolidated results of operations as if the Orica A&R Acquisition had occurred at the beginning of the periods presented. Pro forma adjustments include only the effects of events directly attributable to the acquisition. The pro forma adjustments reflected in the table below include amortization of intangibles, depreciation adjustments from the write-up of property and equipment to estimated fair market value, and interest expense on a new debt facility used to fund the Orica A&R Acquisition (See Note 5) and related income tax effects.

	Three months ended June 30,
	2007	2006
Net sales	$1,464	$1,347
Net loss	(4)	(75)
Net loss available to common shareholders	(4)	(95)

	Six months ended June 30,
	2007	2006
Net sales	$2,910	$2,601
Net income (loss)	—	(40)
Net income (loss) available to common shareholders	—	(73)

The pro forma financial information above does not necessarily reflect the operating results that would have occurred had the acquisition been consummated at the beginning of the periods presented, nor is such information indicative of future operating results.

Arkema Acquisition

On May 25, 2007, the Company announced that it reached a definitive agreement to acquire the German forest products resins and formaldehyde business of Arkema GmbH. The Arkema German forest products resins and formaldehyde business manufactures formaldehyde and formaldehyde-based resins. The business employs 100 people and had 2006 revenues of approximately €101. The transaction is subject to normal governmental reviews and is expected to close during the third quarter of 2007. This business will be included in the Formaldehyde and Forest Products Resins segment.

Huntsman Agreement

On July 12, 2007, the Company announced the signing of a definitive Agreement and Plan of Merger (the “Agreement”) to acquire Huntsman Corporation (“Huntsman”) in an all-cash transaction valued at approximately $10,600, which includes the assumption of debt. Under the terms of the Agreement, Huntsman stockholders will receive $28.00 in cash for each outstanding share of Huntsman common stock. The transaction is fully financed pursuant to commitments from lenders, subject to certain customary conditions. Huntsman is a global manufacturer and marketer of differentiated chemicals and pigments. Its operating companies manufacture products for a variety of global industries, including chemicals, plastics, automotives, aviation, textiles, footwear, paints and coatings, construction, technology, agriculture, health care, detergents, personal care, furniture, appliances and packaging. Huntsman has approximately 14,000 employees and over 75 operations in 24 countries and had 2006 revenues of approximately $10,600.

Prior to entering into the Agreement, Huntsman terminated an Agreement and Plan of Merger with Basell AF. As a result, Huntsman paid Basell AF a break-up fee in the amount of $200, of which the Company funded $100 in July 2007.

The transaction, which is subject to approval by Huntsman’s stockholders, expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, review by foreign jurisdictions as well as other customary closing conditions, is expected to close in the first quarter of 2008. If the transaction is terminated, in certain circumstances, the Company will be required to pay Huntsman a termination fee of $325.

2007 Divestitures

On June 4, 2007, the Company completed the sale of a 5% interest in HA-International, LLC (“HAI”), a joint venture between the Company and Delta-HA, Inc. At June 30, 2007, the Company’s economic interest in HAI was 55%.

The Company recognized net gains totaling $4 on a pretax and after tax basis for divestitures during the three and six months ended June 30, 2007. These amounts are included in Other operating expense (income), net in the Company’s unaudited Condensed Consolidated Statements of Operations.

2006 Acquisitions and Divestitures

On January 31, 2006, the Company completed the purchase of the decorative coatings and adhesives business unit of The Rhodia Group (the “Coatings Acquisition”). This business has eight manufacturing facilities in Europe, Asia Pacific and Latin America.

On June 1, 2006, the Company acquired the ink and adhesive resins business of Akzo Nobel (the “Inks Acquisition”). This business has ten manufacturing facilities in Europe, Asia Pacific, North America and South America.

The pro forma effects of these acquisitions were not material to the Company’s financial statements.

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

On June 1, 2006, the Company completed the sale of a 5% interest in HAI.

The Company recognized gains totaling $4 and $41 ($4 and $35 on an after tax basis) for divestitures during the three and six months ended June 30, 2006, respectively. These amounts are included in Other operating expense (income), net in the Company’s unaudited Condensed Consolidated Statements of Operations.

On August 1, 2006, the Company sold its Taro Plast S.p.A. business (“Taro Plast”). Taro Plast was previously reported in the Epoxy and Phenolic Resins segment and has been reported as a discontinued operation for the three and six months ended June 30, 2006. The loss from discontinued operations for the three and six months ended June 30, 2006 includes an impairment charge of $13 for the amount by which the carrying amount of the net assets of Taro Plast exceeded the selling price. As the Company was party to a participation exemption, there was no tax benefit on the capital loss for the three and six months ended June 30, 2006.

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

During each of the three months ended June 30, 2007 and 2006, the Company recognized expense of less than $1 for the Management Consulting Agreement. For the six months ended June 30, 2007 and 2006, the Company recognized expense of $2 and $1, respectively. These amounts are included in Other operating expense (income), net in the Company’s unaudited Condensed Consolidated Statements of Operations.

Other Transactions

The Company sells finished goods to a former unconsolidated joint venture of the Company and certain Apollo affiliates. These sales were $1 and $2 for the three months ended June 30, 2007 and 2006, respectively, and $2 and $6 for the six months ended June 30, 2007 and 2006, respectively. Accounts receivable from these affiliates were $1 at June 30, 2007 and December 31, 2006. The Company also purchases raw materials and services from certain Apollo affiliates. These purchases were $3 and $2 for the three months ended June 30, 2007 and 2006, respectively, and $6 and $4 for the six months ended June 30, 2007 and 2006, respectively. The Company had accounts payable to Apollo and affiliates of $2 and less than $1 at June 30, 2007 and December 31, 2006, respectively.

5. Debt Obligations

On June 15, 2007, the Company amended and restated its senior secured credit facilities to reduce the interest rates on our term loan borrowings by 25 basis points, fund incremental term loans in the amount of $200 that will mature in 2013, and replenish the amount of incremental borrowings available under the agreements to $300. Proceeds from the incremental term loans will be used to fund business acquisitions and for general corporate purposes. The weighted average interest rate of the incremental term loans at June 30, 2007 was 7.0%.

In the first quarter of 2007, the Company financed the Orica A&R Acquisition with approximately $70 of proceeds from a new five-year Australian Multi-Currency Term / Working Capital Facility (the “New Australian Facility”). Approximately $30 of the New Australian Facility is effectively fixed at a rate of 6.6% through the use of interest rate swap agreements. The Company has not applied hedge accounting to these derivative instruments. The remaining balance has a variable interest rate equal to the 90 day Australian or New Zealand Bank Bill Rates plus an applicable margin. The rate at June 30, 2007 was 7.1%.

On August 7, 2007, the Company funded additional term loans in the amount of $100 which will mature in 2013. Proceeds of the term loans will be used to repay revolving loans and for general corporate purposes.

6. Commitments and Contingencies

Environmental Matters

Due to the nature of its business, the Company is subject to extensive environmental regulation and is exposed to the risk of claims for environmental remediation or restoration. The following table summarizes all probable environmental remediation, indemnification and restoration liabilities, including related legal expenses, at June 30, 2007 and December 31, 2006.

Site Description	Number of Sites		Liability		Range of Reasonably Possible Costs
	June 30, 2007	December 31, 2006	June 30, 2007	December 31, 2006	Low	High
Geismar, LA	1	1	$18	$19	$11	$28
Superfund and Offsite Landfills – allocated share:
Less than 1%	23	22	1	1	1	2
Equal to or greater than 1%	11	11	8	8	5	15
Currently-Owned	15	12	7	7	5	13
Formerly-Owned:
Remediation	8	9	3	3	2	13
Monitoring Only	10	11	2	2	1	4

	68	66	$39	$40	$25	$75

These amounts include estimates for unasserted claims that the Company believes are probable of loss and reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of a range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. At June 30, 2007 and December 31, 2006, $8 has been included in Other current liabilities in the unaudited Condensed Consolidated Balance Sheets with the remaining amount included in Other long-term liabilities.

Following is a discussion of the Company’s environmental liabilities and the related assumptions at June 30, 2007:

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

Due to the long-term nature of the project, the reliability of timing and the ability to estimate remediation payments, a portion of this liability was recorded at its net present value, assuming a 3% discount rate and a time period of thirty years. The range of possible outcomes is discounted in a similar manner. The undiscounted liability is approximately $24 over thirty years, assuming payments are made ratably from 2007 to 2011 totaling $7.

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

Sites Under Current Ownership—The Company is conducting environmental remediation at a number of locations that it currently owns, of which three sites are no longer in operation. As the Company is performing much of the remediation on a voluntary basis, it has greater control over the costs to be incurred and the timing of cash flows. The Company anticipates approximately $3 of these liabilities will be paid within the next three years, with the remainder over the next ten years. The factors influencing the ultimate outcome include the methods of remediation elected, the conclusions and assessment of site studies remaining to be completed, and the time period required to complete the work. No other parties are responsible for remediation at these sites.

Formerly-Owned Sites—The Company is conducting environmental remediation at a number of locations that it formerly owned. The final costs to the Company will depend on the method of remediation chosen and the level of participation of third parties.

In addition, the Company is responsible for a number of sites that require monitoring where no additional remediation is expected. The Company has established reserves for costs, such as fines and penalties, related to these sites. Payment of these liabilities is anticipated to occur over the next ten years. The ultimate cost to the Company will be influenced by fluctuations in projected monitoring periods or by findings that are different than anticipated.

Indemnifications—In connection with the acquisition of certain of the Company’s operating businesses, the Company has been indemnified by the sellers against certain liabilities of the acquired businesses, including liabilities relating to both known and unknown environmental contamination arising prior to the date of the purchase. The indemnifications may be subject to certain exceptions and limitations, deductibles and indemnity caps. While it is reasonably possible that some costs could be incurred, except for those sites identified above, the Company has inadequate information to allow it to estimate a potential range of liability, if any.

Non-Environmental Legal Matters

The Company is involved in various legal proceedings in the ordinary course of business and has reserves of $8 and $12 at June 30, 2007 and December 31, 2006, respectively, for all non-environmental legal defense and settlement costs that it believes are probable and estimable. At June 30, 2007 and December 31, 2006, $3 and $7, respectively, has been included in Other current liabilities in the unaudited Condensed Consolidated Balance Sheets with the remaining amount included in Other long-term liabilities.

Following is a discussion of significant non-environmental legal proceedings that are not in the ordinary course of business:

Brazil Tax Claim— In 1992, the State of Sao Paulo Administrative Tax Bureau issued an assessment against the Company’s Brazilian subsidiary claiming that excise taxes were owed on certain intercompany loans made for centralized cash management purposes. These loans were characterized by the Tax Bureau as intercompany sales. Since that time, management and the Tax Bureau have held discussions and the subsidiary filed an administrative appeal seeking cancellation of the assessment. The Administrative Court upheld the assessment in December 2001. In 2002, the subsidiary filed a second appeal with the highest-level Administrative Court, again seeking cancellation of the assessment. In February 2007, the highest-level Administrative Court upheld the assessment. The Company has requested a review of this decision and continues to believe it has a strong defense against the assessment. If a judicial appeal is required, a bond or pledge of assets will be required to guarantee the assessment. At June 30, 2007, the amount of the assessment, including tax, penalties, monetary correction and interest, is 58 million Brazilian reais, or approximately $30.

CTA Acoustics— From the third quarter 2003 to the first quarter 2004, six lawsuits were filed against the Company and others in the 27th Judicial District, Laurel County Circuit Court, in Kentucky, arising from an explosion at a customer’s plant where seven plant workers were killed and other workers were injured. Lawsuits seeking recovery for wrongful death, emotional and personal injury and loss of consortium were settled in the fourth quarter 2005. The Company’s share of these settlement amounts was covered by insurance. The litigation also included claims by the Company’s customer against the Company for property damage, which was tried April 2007. In May 2007, a jury awarded CTA $122 in damages related to their loss of property, plant and equipment in the 2003 explosion. The Company plans to appeal this award. The Company previously accrued and spent $5, the amount of its insurance deductible, relating to these actions and has insurance coverage for future legal fees or payments associated with the jury verdict.

Formosa Plant— Several lawsuits were filed in Sangamon County, Illinois in May 2006 against the Company on behalf of individuals injured or killed in an explosion at a Formosa Plastics Corporation (“Formosa”) plant in Illiopolis, Illinois that occurred on April 23, 2004. The Company sold the facility in 1987. The facility was operated by BCPOLP until it was sold to Formosa out of BCPOLP’s bankrupt estate in 2002. In March 2007, an independent federal agency found that operator errors caused the explosion, but that current and former owners could have implemented systems to minimize the impacts from these errors. The Company currently does not have adequate information from which to estimate a potential range of liability, if any.

Hillsborough County— The Company is named in a lawsuit filed in Hillsborough County, Florida Circuit Court, for an animal feed supplement processing site formerly operated by the Company and sold in 1980. The lawsuit is filed on behalf of multiple residents of Hillsborough County living near the site and it alleges various injuries from exposure to toxic chemicals. The Company does not have adequate information from which to estimate a potential range of liability, if any. The court dismissed a similar lawsuit brought on behalf of a class of plaintiffs in November 2005.

Louisville Class Action—The Company was named in a class action lawsuit filed in May 2006 in federal court in Louisville, Kentucky for odors and air emissions from its Louisville plant. The lawsuit was filed on behalf of plaintiffs living in Riverside Gardens, a community adjacent to the plant. The court has approved a resolution of the claims that includes a cash payment, the installation of a new treed buffer between the plant and the neighborhood, and new odor and emission control systems. The majority of the settlement costs were paid in the second quarter 2007, although administrative actions must occur before the matter is concluded. The remaining settlement costs have been included in the Company’s non-environmental legal reserve at June 30, 2007.

HAI Antitrust Class Action— In November 2003, HAI received a grand jury subpoena from the U.S. Department of Justice Antitrust Division relating to a foundry resins grand jury investigation. Between May and July 2004, eighteen lawsuits were filed in various jurisdictions alleging that the Company and HAI, along with various other entities, conspired to fix foundry resin prices and allocate markets. Subsequently, ten of the cases were dropped and the eight remaining cases were consolidated in the U.S. District Court for the Southern District of Ohio. In the fourth quarter of 2005, the grand jury investigation was closed without issuing indictments. On May 2, 2007, the District Court ruled that the plaintiffs’ proposed class of non-contract foundry resin purchasers would be certified as a class for trial. The defendants have appealed this decision to the 6th Circuit Court of Appeals. The Company currently has inadequate information from which to estimate a potential range of liability, if any.

Other Legal Matters— We are involved in various product liability, commercial and employment litigation, personal injury, property damage and other legal proceedings in addition to those described above, including actions that allege harm caused by products the Company has allegedly made or used, containing silica, vinyl chloride monomer and asbestos. The Company does not believe that it has a material exposure for these claims and believes it has adequate reserves and insurance to cover pending and foreseeable future claims.

7. Redeemable Preferred Stock

In May 2005, a subsidiary of the Company offered 14 million shares of Redeemable Series A Floating Rate Preferred Stock, par value $0.01 per share, and a liquidation preference of $25 per share (the “Preferred Stock”). On May 12, 2006, the Company paid $397 to redeem all of its Preferred Stock. The Company recorded preferred stock accretion of $5 and $18 for the three and six months ended June 30, 2006, respectively, against paid-in capital. In addition, for the three and six months ended June 30, 2006, the Company recorded $15 of accretion related to the excess of the redemption price of the Preferred Stock over its carrying value at the date of redemption.

8. Pension and Postretirement Expense

Following are the components of net pension and postretirement expense (benefit) recognized by the Company for the three months ended June 30, 2007 and 2006:

	Pension		Postretirement
	Three months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006
Service cost	$4	$3	$—	$—
Interest cost	7	7	—	—
Expected return on plan assets	(6)	(6)	—	—
Amortization of prior service cost	—	—	(3)	(3)
Recognized net actuarial loss	3	3	—	—

	$8	$7	$(3)	$(3)

Following are the components of net pension and postretirement expense (benefit) recognized by the Company for the six months ended June 30, 2006 and 2005:

	Pension		Postretirement
	Six months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Service cost	$7	$7	$—	$—
Interest cost	14	13	1	1
Expected return on plan assets	(12)	(13)	—	—
Amortization of prior service cost	1	1	(6)	(6)
Recognized net actuarial loss	5	6	—	(1)
Settlement gain	—	—	(1)	—

	$15	$14	$(6)	$(6)

9. Stock Plans and Stock Based Compensation

On April 30, 2007, the Board of Managers of Hexion LLC, the Company’s parent, adopted the Hexion LLC 2007 Long-Term Incentive Plan (the “2007 Plan”). The 2007 Plan provides for the grant of options (with performance conditions) and restricted unit awards to selected employees of the Company. Options granted under the 2007 Plan cover common units of Hexion LLC and will become vested only if Apollo realizes certain internal rates of return on its investment in a sale or other transfer to independent third parties of a majority interest in Hexion LLC (the “performance condition”). Restricted unit awards granted under the 2007 Plan are payable on a one-for-one basis in common units of Hexion LLC and will generally vest on the third or fourth anniversary of the grant date, subject to accelerated vesting on a change in control of Hexion LLC. Restricted unit awards include the right to receive cash dividends (subject to the same vesting requirements as the underlying units), and any units that become vested will generally be paid upon a termination of the award recipient’s employment. A maximum of 1,700,000 common units of Hexion LLC may be subject to all awards granted under the 2007 Plan.

On April 30, 2007, Hexion LLC granted 170,000 restricted unit awards with a grant date fair value of approximately $2, or $10.81 per share. Half of the restricted unit awards vest over three years, while the other half vest over four years. Compensation cost related to these awards was not material for the three months ended June 30, 2007.

Also on April 30, 2007, Hexion LLC granted 676,000 options (with performance conditions) with a grant date fair value of approximately $1, or $1.76 per share. The fair value of each option was estimated at the grant date using a modified Black-Scholes option pricing model. The assumptions used to estimate the fair value were a 4.47% risk-free weighted average interest rate, a 4.3 year expected life, a 27.6% expected volatility rate, and a 0% dividend rate. Compensation cost has not been recognized for the options during the three months ended June 30, 2007 because it is not probable the options will vest. Compensation cost will be recognized once the satisfaction of the performance condition is probable.

10. Income Taxes

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. The Company adopted FIN 48, effective January 1, 2007. After the adoption of FIN 48, the Company had a liability of $36 for unrecognized tax benefits and related interest and penalties that, if recognized, would affect the effective tax rate. At June 30, 2007, this liability is included in Other long-term liabilities in the unaudited Condensed Consolidated Balance Sheet because payments are not anticipated to be made within one year of the balance sheet date. $4 of this liability was recorded as an increase to Accumulated deficit for the cumulative effect of adopting FIN 48.

The Company classifies interest and penalties, if applicable, as income tax expense. At January 1, 2007, the Company had accrued $17 and $5 for the potential payment of interest and penalties, respectively.

The Company conducts business globally and, as a result, certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examinations by taxing authorities throughout the world, including major jurisdiction such as Belgium, Brazil, Canada, the Czech Republic, France, Germany, Italy, Korea, the Netherlands and the United States. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years before 2003 and is no longer subject to state and local, or foreign income tax examinations for years before 2002.

The Internal Revenue Service commenced its audit of the Company’s U.S. federal income tax return for 2004. The Company does not anticipate a material change to the total amount of unrecognized tax benefits within the next 12 months.

A change in German tax law, which includes a reduction in the German income tax rate, was enacted on July 6, 2007. As a result, the Company expects to recognize a tax benefit of approximately $5 in the third quarter of 2007.

11. Segment Information

The Company’s business segments are based on the products that the Company offers and the markets that it serves. At June 30, 2007, the Company had four reportable segments: Epoxy and Phenolic Resins, Formaldehyde and Forest Products Resins, Coatings and Inks, and Performance Products. A summary of the major products of the Company’s reportable segments follows:

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

Reportable Segments

Following are net sales and Segment EBITDA (earnings before interest, income taxes, depreciation and amortization) by reportable segment. Segment EBITDA is defined as EBITDA adjusted to exclude certain non-cash and non-recurring expenses. Segment EBITDA is the primary performance measure used by the Company’s management, the chief operating decision-maker and the Board of Directors to evaluate operating results and allocate capital resources among segments. Segment EBITDA is also the profitability measure used for management and executive incentive compensation goals. Corporate and Other is primarily corporate general and administrative expenses that are not allocated to the segments.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net Sales to Unaffiliated Customers(1)(2)(3):
Epoxy and Phenolic Resins	$612	$542	$1,194	$1,069
Formaldehyde and Forest Product Resins	415	370	828	726
Coatings and Inks	341	326	685	585
Performance Products	96	88	196	180

	$1,464	$1,326	$2,903	$2,560

Segment EBITDA(2)(3):
Epoxy and Phenolic Resins	$84	$69	$180	$142
Formaldehyde and Forest Product Resins	44	38	87	72
Coatings and Inks	24	25	49	45
Performance Products	17	15	35	31
Corporate and Other	(15)	(13)	(27)	(24)

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.
(2)

Net sales and Segment EBITDA include the Coatings Acquisition, the Inks Acquisition and the Orica A&R Acquisition from January 31, 2006, June 1, 2006 and February 1, 2007, respectively, and exclude the results from the Brazilian Consumer Divestiture since March 31, 2006.

(3)	Certain of the Company’s product lines have been realigned, resulting in reclassifications between segments. Prior period balances have been reclassified to conform to current presentations.

Reconciliation of Segment EBITDA to Net Income (Loss):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Segment EBITDA:
Epoxy and Phenolic Resins	$84	$69	$180	$142
Formaldehyde and Forest Product Resins	44	38	87	72
Coatings and Inks	24	25	49	45
Performance Products	17	15	35	31
Corporate and Other	(15)	(13)	(27)	(24)

Reconciliation:
Items not included in Segment EBITDA
Transaction costs	—	(18)	(1)	(21)
Integration costs	(11)	(13)	(20)	(23)
Non-cash charges	(10)	(6)	(15)	(13)
Unusual items:
Gains on divestiture of businesses	4	4	4	41
Purchase accounting effects/inventory step-up	—	(1)	—	(2)
Discontinued operations	—	(13)	—	(13)
Business realignments	(4)	(1)	(10)	(2)
Other	1	(2)	—	(4)

Total unusual items	1	(13)	(6)	20

Total adjustments	(20)	(50)	(42)	(37)
Interest expense, net	(77)	(56)	(153)	(110)
Loss on extinguishment of debt	—	(51)	—	(51)
Income tax expense	(12)	(11)	(33)	(30)
Depreciation and amortization	(49)	(41)	(96)	(78)

Net (loss) income	$(4)	$(75)	$—	$(40)

Items not included in Segment EBITDA

For the three and six months ended June 30, 2006, Transaction costs resulted primarily from writing-off deferred IPO costs and costs from terminated acquisition activities.

For the three and six months ended June 30, 2007 and 2006, Integration costs represent redundancy and plant rationalization costs, and incremental administrative costs for integration programs as a result of the Hexion Formation and recent acquisitions, as well as costs to implement a single, company-wide, management information and accounting system.

For the three and six months ended June 30, 2007 and 2006, Non-cash charges are primarily stock-based compensation expense, impairments of property and equipment, and unrealized foreign exchange and derivative activity.

Not included in Segment EBITDA are certain income or expenses that are deemed by management to be unusual or non-recurring in nature. For the three and six months ended June 30, 2007, these items consisted of a gain on the sale of a portion of the Company’s ownership in HAI, business realignment costs and the announced exit from the European solvent coating resins business (the “Alkyds Divestiture”). For the three and six months ended June 30, 2006, these items principally consisted of a gain on the sale of a portion of the Company’s ownership interest in HAI, a charge related to the discontinued operations of Taro Plast, the gain from a litigation settlement, net of related legal fees, business realignment costs and the Alkyds Divestiture. In addition, for the six months ended June 30, 2006, these items included a gain on the Brazilian Consumer Divestiture.

12. Guarantor/Non-Guarantor Subsidiary Financial Information

The Company and certain of its U.S. subsidiaries guarantee debt issued by its wholly-owned subsidiaries Hexion Nova Scotia, ULC and Hexion U.S. Finance Corporation (together, the “Subsidiary Issuers”), which includes the $625 second-priority notes due 2014 and the $200 floating rate second-priority senior secured notes due 2014.

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

HEXION SPECIALTY CHEMICALS, INC.

THREE MONTHS ENDED JUNE 30, 2007

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$658	$—	$—	$876	$(70)	$1,464
Cost of sales	569	—	—	756	(70)	1,255

Gross profit	89	—	—	120	—	209
Selling, general & administrative expense	42	—	—	65	—	107
Transaction costs	—	—	—	—	—	—
Integration costs	7	—	—	4	—	11
Other operating expense, net	1	—	(4)	5	—	2

Operating income	39	—	4	46	—	89
Interest expense, net	46	21	—	10	—	77
Intercompany interest expense (income)	17	(24)	—	7	—	—
Other non-operating (income) expense, net	(3)	2	—	5	—	4

(Loss) income before income tax, earnings from unconsolidated entities and minority interest	(21)	1	4	24	—	8
Income tax expense	2	—	—	10	—	12

(Loss) income before earnings from unconsolidated entities and minority interest	(23)	1	4	14	—	(4)
Earnings from unconsolidated entities, net of tax	20	—	1	1	(21)	1
Minority interest in net income of consolidated subsidiaries	(1)	—	—	—	—	(1)

Net income	$(4)	$1	$5	$15	$(21)	$(4)

HEXION SPECIALTY CHEMICALS, INC.

THREE MONTHS ENDED JUNE 30, 2006

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$568	$—	$—	$800	$(42)	$1,326
Cost of sales	489	—	—	689	(42)	1,136

Gross profit	79	—	—	111	—	190
Selling, general & administrative expense	45	—	—	57	—	102
Transaction costs	18	—	—	—	—	18
Integration costs	15	—	—	(2)	—	13
Other operating (income) expense, net	(5)	—	(4)	7	—	(2)

Operating income	6	—	4	49	—	59
Interest expense, net	30	16	—	10	—	56
Loss on extinguishment of debt	47	—	—	4	—	51
Intercompany interest expense (income)	7	(18)	—	11	—	—
Other non-operating (income) expense, net	(1)	1	—	2	—	2

(Loss) income from continuing operations before income tax, earnings from unconsolidated entities and minority interest	(77)	1	4	22	—	(50)
Income tax expense	2	—	—	9	—	11

(Loss) income from continuing operations before earnings from unconsolidated entities and minority interest	(79)	1	4	13	—	(61)
Earnings from unconsolidated entities, net of tax	6	—	2	—	(8)	—
Minority interest in net income of consolidated subsidiaries	(1)	—	—	—	—	(1)

(Loss) income from continuing operations	(74)	1	6	13	(8)	(62)
Loss from discontinued operations	—	—	—	(13)	—	(13)

Net (loss) income	$(74)	$1	$6	$—	$(8)	$(75)

HEXION SPECIALTY CHEMICALS, INC.

SIX MONTHS ENDED JUNE 30, 2007

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,275	$—	$—	$1,795	$(167)	$2,903
Cost of sales	1,110	—	—	1,529	(167)	2,472

Gross profit	165	—	—	266	—	431
Selling, general & administrative expense	84	—	—	123	—	207
Transaction costs	1	—	—	—	—	1
Integration costs	11	—	—	9	—	20
Other operating expense (income), net	1	—	(4)	13	—	10

Operating income	68	—	4	121	—	193
Interest expense, net	93	41	—	19	—	153
Intercompany interest expense (income)	32	(46)	—	14	—	—
Other non-operating (income) expense, net	(4)	3	—	7	—	6
(Loss) income before income tax, earnings from unconsolidated entities and minority interest	(53)	2	4	81	—	34
Income tax expense	4	—	—	29	—	33

(Loss) income before earnings from unconsolidated entities and minority interest	(57)	2	4	52	—	1
Earnings from unconsolidated entities, net of tax	60	—	4	2	(64)	2
Minority interest in net income of consolidated subsidiaries	(3)	—	—	—	—	(3)

Net income	$—	$2	$8	$54	$(64)	$—

HEXION SPECIALTY CHEMICALS, INC.

SIX MONTHS ENDED JUNE 30, 2006

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,127	$—	$—	$1,520	$(87)	$2,560
Cost of sales	978	—	—	1,294	(87)	2,185

Gross profit	149	—	—	226	—	375
Selling, general & administrative expense	86	—	—	110	—	196
Transaction costs	21	—	—	—	—	21
Integration costs	18	—	—	5	—	23
Intercompany royalty expense (income)	6	—	(6)	—	—	—
Other operating (income) expense, net	(2)	—	(4)	(29)	—	(35)

Operating income	20	—	10	140	—	170
Interest expense, net	63	32	—	15	—	110
Loss on extinguishment of debt	47	—	—	4	—	51
Intercompany interest expense (income)	14	(36)	(1)	23	—	—
Other non-operating (income) expense, net	(3)	3	—	4	—	4

(Loss) income from continuing operations before income tax, earnings from unconsolidated entities and minority interest	(101)	1	11	94	—	5
Income tax expense	3	—	—	27	—	30

(Loss) income from continuing operations before earnings from unconsolidated entities and minority interest	(104)	1	11	67	—	(25)
Earnings from unconsolidated entities, net of tax	68	—	6	2	(75)	1
Minority interest in net income of consolidated subsidiaries	(3)	—	—	—	—	(3)

(Loss) income from continuing operations	(39)	1	17	69	(75)	(27)
Loss from discontinued operations	—	—	—	(13)	—	(13)

Net (loss) income	$(39)	$1	$17	$56	$(75)	$(40)

HEXION SPECIALTY CHEMICALS, INC.

JUNE 30, 2007

CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and equivalents	$100	$—	$—	$99	$—	$199
Accounts receivable, net	276	—	—	611	—	887
Inventories:
Finished and in-process goods	167	—	—	231	—	398
Raw materials and supplies	66	—	—	110	—	176
Other current assets	48	—	—	64	—	112

Total Current Assets	657	—	—	1,115	—	1,772

Other Assets
Investment in subsidiaries	744	—	23	—	(767)	—
Other assets	33	22	—	53	—	108

	777	22	23	53	(767)	108

Property and Equipment, net	657	—	—	896	—	1,553
Goodwill	101	—	—	105	—	206
Other Intangible Assets, net	83	—	—	104	—	187

Total Assets	$2,275	$22	$23	$2,273	$(767)	$3,826

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current Liabilities
Accounts and drafts payable	$248	$—	$—	$407	$—	$655
Intercompany accounts payable (receivable)	(34)	(3)	(8)	45	—	—
Debt payable within one year	19	—	—	29	—	48
Loans payable to (receivable from) affiliates	299	31	(13)	(317)	—	—
Interest payable (receivable)	44	10	—	1	—	55
Income taxes payable	14	—	—	43	—	57
Other current liabilities	136	—	—	147	—	283

Total Current Liabilities	726	38	(21)	355	—	1,098

Long-Term Liabilities
Long-term debt	2,161	825	—	575	—	3,561
Intercompany loans payable (receivable)	492	(893)	—	401	—	—
Long-term pension and non-pension post employment benefit obligations	69	—	—	156	—	225
Deferred income taxes	58	—	—	92	—	150
Other long-term liabilities	120	—	—	20	—	140

Total Liabilities	3,626	(30)	(21)	1,599	—	5,174

Minority interest in consolidated subsidiaries	9	—	—	3	—	12
Shareholder’s (deficit) equity	(1,360)	52	44	671	(767)	(1,360)

Total Liabilities and Shareholder’s Deficit	$2,275	$22	$23	$2,273	$(767)	$3,826

HEXION SPECIALTY CHEMICALS, INC.

DECEMBER 31, 2006

CONDENSED CONSOLIDATING BALANCE SHEET

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and equivalents	$7	$—	$—	$57	$—	$64
Accounts receivable, net	219	—	—	544	—	763
Inventories:		—
Finished and in-process goods	152	—	—	210	—	362
Raw materials and supplies	72	—	—	115	—	187
Other current assets	30	—	—	72	—	102

Total Current Assets	480	—	—	998	—	1,478

Other Assets
Investment in subsidiaries	648	—	26	—	(674)	—
Other assets	33	22	—	52	—	107

	681	22	26	52	(674)	107

Property and Equipment, net	673	—	—	878	—	1,551
Goodwill	122	—	—	71	—	193
Other Intangible Assets, net	87	—	—	92	—	179

Total Assets	$2,043	$22	$26	$2,091	$(674)	$3,508

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current Liabilities
Accounts and drafts payable	$220	$—	$—	$396	$—	$616
Accounts payable to (receivable from) affiliates	20	(5)	(8)	(19)	12	—
Debt payable within one year	31	—	—	35	—	66
Loans payable to (receivable from) affiliates	177	23	(12)	(176)	(12)	—
Interest payable (receivable)	60	(3)	—	1	—	58
Income taxes payable	42	8	—	58	—	108
Other current liabilities	115	—	—	148	—	263

Total Current Liabilities	665	23	(20)	443	—	1,111
Long-term Liabilities
Long-term debt	2,194	825	—	307	—	3,326
Intercompany loans payable (receivable)	377	(849)	—	472	—	—
Long-term pension and non-pension postemployment benefit obligations	70	—	—	153	—	223
Deferred income taxes	57	—	—	85	—	142
Other long-term liabilities	85	—	—	22	—	107

Total Liabilities	3,448	(1)	(20)	1,482	—	4,909

Minority interest in consolidated subsidiaries	9	—	—	4	—	13
Shareholder’s (deficit) equity	(1,414)	23	46	605	(674)	(1,414)

Total Liabilities and Shareholder’s Deficit	$2,043	$22	$26	$2,091	$(674)	$3,508

HEXION SPECIALTY CHEMICALS, INC.

SIX MONTHS ENDED JUNE 30, 2007

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows (used in) provided by Operating Activities	$(52)	$—	$—	$92	$—	$40

Cash Flows used in Investing Activities
Capital expenditures	(25)	—	—	(22)	—	(47)
Capitlized interest	(1)	—	—	—	—	(1)
Acquisition of business, net	—	—	—	(63)	—	(63)
Deferred acquisition costs	(5)	—	—	—	—	(5)
Proceeds for the sale of businesses, net	—	—	5	—	—	5

	(31)	—	5	(85)	—	(111)

Cash flows provided by (used in) Financing Activities
Net short-term debt repayments	(13)	—	—	—	—	(13)
Borrowings of long-term debt	641	—	—	672	—	1,313
Repayments of long-term debt	(673)	—	—	(422)	—	(1,095)
Long-term debt and credit facility financing fees	(1)	—	—	(1)	—	(2)
Affiliated loan (repayments) borrowings	212	—	—	(212)	—	—
Dividends received (paid)	10	—	(5)	(5)	—	—

	176	—	(5)	32	—	203

Effect of exchange rates on cash and equivalents	—	—	—	3	—	3

Increase in cash and equivalents	93	—	—	42	—	135
Cash and equivalents at beginning of period	7	—	—	57	—	64

Cash and equivalents at end of period	$100	$—	$—	$99	$—	$199

HEXION SPECIALTY CHEMICALS, INC.

SIX MONTHS ENDED JUNE 30, 2006

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from (used in) Operating Activities	$(46)	$13	$7	$44	$—	$18

Cash Flows (used in) from Investing Activities
Capital expenditures	(39)	—	—	(19)	—	(58)
Acquisition of businesses, net	—	—	—	(185)	—	(185)
Proceeds from the sale of businesses, net	—	—	5	41	—	46

	(39)	—	5	(163)	—	(197)

Cash flows from (used in) Financing Activities
Net short-term debt (repayments) borrowings	(9)	—	—	1	—	(8)
Borrowings of long-term debt	1,852	—	—	379	—	2,231
Repayments of long-term debt	(1,374)	—	—	(340)	—	(1,714)
Affiliated loan borrowings (repayments)	22	(13)	(7)	(2)	—	—
Dividends received (paid)	10	—	(5)	(5)	—	—
Repayment of preferred stock	(397)	—	—	—	—	(397)
Long-term debt and credit facility financing fees paid	(17)	—	—	—	—	(17)
IPO related costs	(4)	—	—	—	—	(4)
Net cash from financing activities of discontinued operations	—	—	—	1	—	1

	83	(13)	(12)	34	—	92

Effect of exchange rates on cash and equivalents	—	—	—	8	—	8

Decrease in cash and equivalents	(2)	—	—	(77)	—	(79)
Cash and equivalents at beginning of period	8	—	—	175	—	183

Cash and equivalents at end of period	$6	$—	$—	$98	$—	$104

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in millions)

The following commentary should be read in conjunction with the audited financial statements and the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K.

Within the following discussion, unless otherwise stated, “the quarter ended June 30, 2007” and “the second quarter of 2007” refer to the three months ended June 30, 2007, and “the quarter ended June 30, 2006” and “the second quarter of 2006” refer to the three months ended June 30, 2006.

Forward-Looking and Cautionary Statements

Certain statements in this Quarterly Report on Form 10-Q, including without limitation, statements made under the caption “Business Overview and Outlook,” are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, the management of Hexion Specialty Chemicals, Inc. (which may be referred to as “Hexion,” “we,” “us,” “our” or the “Company”) may from time to time make oral forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “will”, “intend” or similar expressions. Forward-looking statements reflect our current views about future events and are based on currently available financial, economic and competitive data, and on our current business plans. Actual results could vary materially depending on risks and uncertainties that may affect our operations, markets, services, prices and other factors as discussed in our 2006 Annual Report on Form 10-K and our other filings, filed with the Securities Exchange Commission (“SEC”). Important factors that could cause actual results to differ materially from those contained in forward-looking statements include, but are not limited to: economic factors such as an interruption in the supply of or increased pricing of raw materials due to natural disasters, competitive factors such as pricing actions by our competitors that could affect our operating margins, and regulatory factors such as changes in governmental regulations involving our products that lead to environmental and legal matters as described in our 2006 Annual Report on Form 10-K and our other filings filed with the SEC.

Business Overview and Outlook

Hexion was formed on May 31, 2005 by combining three Apollo Management, L.P. (“Apollo”) controlled companies: Resolution Performance Products, LLC (“Resolution Performance”), Resolution Specialty Materials, Inc. (“Resolution Specialty”), and Borden Chemical, Inc. (“Borden Chemical”), which included Bakelite Aktiengesellschaft (“Bakelite”). We refer to this combination as the “Hexion Formation.”

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

Our business segments are based on the products that we offer and the markets that we serve. At June 30, 2007, we had four reportable segments: Epoxy and Phenolic Resins, Formaldehyde and Forest Products Resins, Coatings and Inks, and Performance Products. The major products of our reportable segments are:

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

2007 Highlights

•

We acquired the adhesives and resins business of Orica Limited (the “Orica A&R Acquisition”). This business manufactures formaldehyde and formaldehyde-based binding resins used primarily in the forest products industry. This business generated 2006 sales of approximately $85, and has three manufacturing facilities in Australia and New Zealand. This acquisition is included in our Formaldehyde and Forest Products Resins segment and contributed $27 and $42 in incremental sales for the three and six months ended June 30, 2007, respectively.

•

We amended and restated our senior secured credit facilities in order to reduce the interest rates applicable on our term loan borrowings by 0.25%. In addition, incremental term loans were funded in the amount of $200 million, which will mature in 2013. We expect to use the proceeds of the incremental term loans to fund business acquisitions and for general corporate purposes. In addition, the new senior secured credit facilities were changed to replenish the amount of incremental borrowings available to $300 million.

•

We realized $14 and $25 of planned synergies in the three and six months ended June 30, 2007, respectively. We have realized $95 of cumulative planned synergies at June 30, 2007. We are progressing as planned towards completion of $175 in synergies from the Hexion Formation. We expect to achieve $125 of these synergies by the end of 2007.

•	Despite experiencing significant volatility in our raw material costs, we have been able to pass along most of these increased costs in higher selling prices in many of our product lines.

•

We announced the pending acquisition of Huntsman Corporation (“Huntsman”) in an all-cash transaction valued at approximately $10,600, which includes the assumption of debt. Huntsman is a global manufacturer of differentiated chemicals and pigments, has approximately 14,000 employees and over 75 operations in 24 countries, and had 2006 revenues of approximately $10,600.

Outlook

Our business is impacted by general economic and industrial growth, housing starts, automotive builds, oil and natural gas drilling activity and general industrial production. Our business has both geographic and end market diversity that reduces the impact of any one of these factors on our overall performance. We anticipate an increase in demand in many of the markets that we serve in both industrialized and developing nations, and we expect an upward trend in overall utilization rates for thermosetting resins. Specifically, we expect epoxy demand will increase due to market capacity constraints and strong sales in the wind turbines and aeronautics end markets. We expect these volume increases will be partially offset by lower volume in several other key markets. We anticipate that continued softness in North American automotive build rates will continue to exert downward volume pressure on certain product lines that are included in our Epoxy and Phenolic Resins, Coatings and Inks and Performance Products segments. However, we anticipate continued strength in the European automotive markets will help offset a portion of the softness of the North American automotive industry. We also anticipate a continuing trend of lower housing starts in North America that will impact our forest products resins, which are included in our Formaldehyde and Forest Products Resins segment, and our phenolic specialty resins, epoxy coating, polyester, alkyd and acrylic resins product lines, which are included in our Epoxy and Phenolic Resins and Coatings and Inks segments.

We expect that raw material cost volatility will likely continue because of volatile key feedstock pricing. We anticipate that prices of our main raw materials will remain at or near historical highs through much of 2007, but may begin to decline during late 2007 or early 2008. To help mitigate this volatility we have purchase and sale contracts with many of our vendors and customers that contain periodic price adjustment mechanisms. Due to differences in the timing of the pricing mechanism trigger points between our sales and purchase contracts, there is often a lead-lag impact during which profit margins are negatively impacted in the short term when raw material prices increase and are positively impacted when raw material prices fall. During the three and six months ended June 30, 2007, we were successful in raising prices across many of our product lines to recover higher raw material costs, which increased net sales for the second quarter of 2007. We experienced a positive lead-lag impact on operating income of $3 and $1 during the three months ended June 30 and March 31, 2007, respectively. We will continue to focus on pricing in 2007 where we have opportunities in certain markets to pass through raw material price increases.

We expect to generate higher free cash flow (which we define as cash flow from operating activities less anticipated capital expenditures) due to improved sales pricing, realizing planned synergies and lower one-time costs from the Hexion integration, and continued focus on reducing working capital. We plan to spend approximately $120 on capital expenditures in 2007.

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

Our financial data includes:

•	The results of operations of the decorative coatings and adhesives business unit of The Rhodia Group since the acquisition date of January 31, 2006 (the “Coatings Acquisition”),

•

The results of operations of Alba Adesivos Industria e Comercia Ltda., our branded consumer adhesives company based in Boituva, Brazil until the divestiture date of March 31, 2006 (the “Brazilian Consumer Divestiture”),

•	The results of operations of the global ink and adhesives business unit of Akzo Nobel since the acquisition date of June 1, 2006 (the “Inks Acquisition”), and

•	The results of operations of the Orica A&R Acquisition since the acquisition date of February 1, 2007.

During the second quarter of 2007, the Company recorded an out of period charge of approximately $2 related to an asset impairment charge at a European subsidiary. As a result of this adjustment, the Company’s second quarter 2007 Operating income and Income from continuing operations before income tax, earnings from unconsolidated entities and minority interest decreased approximately $2 and net income decreased by less than $2. Management does not believe that this adjustment is material to the condensed consolidated financial statements for the three and six months ended June 30, 2007 or to any prior periods.

Raw materials comprise approximately 85% of our product costs. The three largest raw materials used in our production processes are phenol, methanol and urea. These materials represent approximately half of our total raw material costs. Fluctuations in energy costs, such as volatility in the price of crude oil and related petrochemical products, as well as the cost of natural gas, have caused significant volatility in our raw material costs. The average prices of phenol, methanol, and urea increased (decreased) by approximately 18%, (5%) and 44%, respectively, in the second quarter of 2007 compared to the second quarter of 2006. The average prices of phenol, methanol, and urea increased by approximately 18%, 26% and 39%, respectively, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Passing through raw material price changes can result in significant variances in sales comparisons from year to year. We had a favorable impact on sales from passing through any raw material price increases to our customers, as allowed by our customer contracts, in both the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006.

Results of Operations

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended June 30,		Six Months ended June 30,
(In millions)	2007	2006	2007	2006
Net sales	$1,464	$1,326	$2,903	$2,560
Cost of sales	1,255	1,136	2,472	2,185

Gross profit	209	190	431	375
Selling, general & administrative expense	107	102	207	196
Transaction costs	—	18	1	21
Integration costs	11	13	20	23
Other operating expense (income), net	2	(2)	10	(35)

Operating income	89	59	193	170
Interest expense, net	77	56	153	110
Loss on extinguishment of debt	—	51	—	51
Other non-operating expense, net	4	2	6	4

Total non-operating expenses	81	109	159	165

Income from continuing operations before income tax, earnings from unconsolidated entities and minority interest	8	(50)	34	5
Income tax expense	12	11	33	30

Loss from continuing operations before earnings from unconsolidated entities and minority interest	(4)	(61)	1	(25)
Earnings from unconsolidated entities, net of tax	1	—	2	1
Minority interest in net income of consolidated subsidiaries	(1)	(1)	(3)	(3)

(Loss) income from continuing operations	(4)	(62)	—	(27)
Loss from discontinued operations	—	(13)	—	(13)

Net (loss) income	(4)	(75)	—	(40)
Accretion of redeemable preferred stock	—	20	—	33

Net (loss) income available to common shareholders	$(4)	$(95)	$—	$(73)

Three months ended June 30, 2007 vs. 2006

Sales

In the second quarter of 2007, net sales increased by $138, or 10%, compared with the second quarter of 2006. Acquisitions added $64 in incremental sales and organic growth (including foreign currency translation) added $74. We passed through raw material price increases to customers in many of our product lines in the second quarter of 2007, including forest products resins and formaldehyde, coatings and phenolic specialty resins. Higher prices in the epoxy and inks businesses also contributed to higher sales. These price increases were partially offset by lower volumes across several of our product lines, including epoxy resins and intermediates, North American forest products resins, coatings, inks and foundry application businesses. These declines were primarily driven by soft North American housing and automotive markets in the second quarter of 2007, as well as increased competition in certain product lines. In addition, a net favorable currency translation of $48 contributed to the sales increase as a result of the strengthening of the euro and Brazilian real against the U.S. dollar.

Gross Profit

In the second quarter of 2007, gross profit increased by $19, or 10%, compared with the second quarter of 2006. Acquisitions added $11 of incremental gross profit. The remaining improvement was due to higher prices in certain of our product lines and synergies that we realized from the Hexion Formation, partially offset by volume decreases in several product lines as discussed above.

Operating Income

In the second quarter of 2007, operating income increased by $30, or 51%, compared with the second quarter of 2006. This increase was partially driven by the $19 increase in gross profit as discussed above. Also contributing to the increase were the absence of non-recurring Transaction costs of $18 in 2007. We wrote-off deferred IPO costs and incurred costs for terminated acquisition activities in the second quarter of 2006, while no such costs were incurred in the second quarter of 2007. This was partially offset by increases in selling, general and administrative expenses primarily as a result of recent acquisitions and organic growth. Selling, general and administrative expense remained unchanged as a percentage of sales.

Non-Operating Expenses

In the second quarter of 2007, total non-operating expenses decreased by $28, or 26%, compared with the second quarter of 2006. The decrease was mainly due to the $51 loss on extinguishment of debt that was incurred in 2006 as a result of debt refinancing and recapitalizations in the second quarter of 2006. This was partially offset by an increase in net interest expense of $21 due to higher average debt levels combined with an increase in interest rates.

Income Taxes

Income tax expense relates primarily to foreign operations and increases in the domestic valuation allowance due to continued domestic losses.

In the second quarter of 2007, income tax expense increased by $1 compared with the second quarter of 2006. This is primarily due to the reduction of statutory rates in foreign jurisdictions with a shift in earnings to these jurisdictions.

Six months ended June 30, 2007 vs. 2006

Sales

In the first half of 2007, net sales increased by $343, or 13%, compared with the first half of 2006. Acquisitions, net of a divestiture, added $148 in incremental sales and organic growth (including foreign currency translation) added $195. We passed through raw material price increases to customers in many of our product lines in the first half of 2007, including forest products resins and formaldehyde, coatings and phenolic specialty resins. Higher prices in the epoxy and inks businesses also contributed to higher sales. These price increases were partially offset by lower volumes across several of our product lines, including epoxy resins and intermediates, North American forest products resins, coatings, inks and foundry application businesses. These declines were primarily driven by soft North American housing and automotive markets in the first half of 2007, as well as increased competition in certain product lines. In addition, a net favorable currency translation of $100 contributed to the sales increase as a result of the strengthening of the euro and Brazilian real against the U.S. dollar.

Gross Profit

In the first half of 2007, gross profit increased by $56, or 15%, compared with the first half of 2006. The net impact of acquisitions and a divestiture added $21 of incremental gross profit. The remaining improvement was due to higher prices in certain of our product lines and synergies that we realized from the Hexion Formation, partially offset by volume decreases in several product lines as discussed above.

Operating Income

In the first half of 2007, operating income increased by $23, or 14% compared with the first half of 2006. This increase was driven primarily by a $56 increase in gross profit as discussed above. Also contributing to the increase was a decrease in Transaction costs of $20. We wrote-off deferred IPO costs and incurred costs for terminated acquisition activities in the first half of 2006, while no such costs were incurred in the first half of 2007. This was partially offset by an increase in other operating expense of $45 principally caused by a $37 net gain in the first half of 2006 due to the Brazilian Consumer Divestiture. Selling, general and administrative expenses increased as a result of recent acquisitions and organic growth. Selling, general and administrative expense remained unchanged as a percentage of sales.

Non-Operating Expenses

In the first half of 2007, total non-operating expenses decreased by $6, or 4% compared with the first half of 2006. The decrease was mainly due to the $51 loss on extinguishment of debt that was incurred in 2006 as a result of debt refinancing and recapitalizations in the second quarter of 2006. No such losses were recognized in the first half of 2007. This was partially offset by an increase in net interest expense of $43 from the first half of 2006 due to higher average debt levels and an increase in interest rates.

Income Taxes

Income tax expense relates primarily to foreign operations and increases in the domestic valuation allowance due to continued domestic losses.

In the first half of 2007, income tax expense increased by $3 compared with the first half of 2006. This is due to increased earnings in foreign operations.

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

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net Sales to Unaffiliated Customers(1)(2)(3):
Epoxy and Phenolic Resins	$612	$542	$1,194	$1,069
Formaldehyde and Forest Product Resins	415	370	828	726
Coatings and Inks	341	326	685	585
Performance Products	96	88	196	180

	$1,464	$1,326	$2,903	$2,560

Segment EBITDA(2)(3):
Epoxy and Phenolic Resins	$84	$69	$180	$142
Formaldehyde and Forest Product Resins	44	38	87	72
Coatings and Inks	24	25	49	45
Performance Products	17	15	35	31
Corporate and Other	(15)	(13)	(27)	(24)

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.
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

Three Months Ended June 30, 2007 vs. Three Months Ended June 30, 2006 Segment Results

Following is an analysis of the percentage change in sales by segment from the three months ended June 30, 2007 to the three months ended June 30, 2006:

	Volume	Price/Mix	Currency Translation	Acquisitions/ Divestitures	Total
Epoxy and Phenolic Resins	(5)%	13%	5%	—	13%
Formaldehyde and Forest Products Resins	(8)%	8%	3%	9%	12%
Coatings and Inks	(10)%	2%	4%	9%	5%
Performance Products	1%	7%	1%	—	9%

Epoxy and Phenolic Resins

Net sales increased in the second quarter of 2007 by $70, to $612, compared to the second quarter of 2006. Higher average selling prices contributed $70 across all product lines primarily due to pricing improvement initiatives and passing through of higher raw material costs. Lower volumes negatively impacted sales by $25 due to the soft North American housing and automotive markets. We had a favorable currency translation impact of $25 because the euro strengthened against the U.S. dollar in 2007.

Segment EBITDA increased in the second quarter of 2007 by $15, to $84, compared to the second quarter of 2006 due to the positive impacts of increased sales, our pricing improvement initiatives and synergies that were realized from the Hexion Formation, which resulted in higher gross margins and Segment EBITDA.

Formaldehyde and Forest Products Resins

Net sales increased in the second quarter of 2007 by $45, to $415, compared to the second quarter of 2006. The net impact of acquisitions and a divestiture added $34 to net sales, while organic growth contributed $11. Sales increased $31 as commercial contracts allowed the pass through of higher phenol and urea costs to our customers primarily in our forest products resins and formaldehyde applications businesses. Lower volumes negatively impacted sales by $29. Volumes in our North American forest products resins business were lower as a result of a softer North American housing market and planned maintenance shutdowns by two major formaldehyde customers, partially offset by higher volumes in our international forest products resins business. Favorable currency translation of approximately $9 also contributed to higher sales because the euro and the Brazilian real strengthened against the U.S. dollar.

Segment EBITDA increased in the second quarter of 2007 by $6, to $44, compared to the second quarter of 2006. The net impact of acquisitions and divestitures added $5 of Segment EBITDA in the second quarter of 2007. The remaining increase resulted from increased sales, as described above, and increased margins due to a positive lead-lag impact in the second quarter of 2007 compared to the impact in the second quarter of 2006.

Coatings and Inks

Net sales increased in the second quarter of 2007 by $15, to $341, compared to the second quarter of 2006. The Inks Acquisition added $30 of net sales in 2007. Stronger pricing added $5 to sales as a result of pricing improvement initiatives in our coatings and inks businesses. These increases were more than offset by lower volumes, which negatively impacted sales by $33. Coatings volumes declined due to the soft housing market in North America, while Inks volumes decreased due to increased competition and pricing initiatives. Favorable currency translation added $13 to sales because the euro strengthened against the U.S. dollar in the second quarter of 2007.

Segment EBITDA decreased by $1, to $24, compared to the second quarter of 2006. The decrease was caused by declines in the coatings and legacy inks business Segment EBITDA, partially offset by increases from the Inks Acquisition. Coatings business Segment EBITDA declined due to the adverse effects of a less favorable product mix, the slower housing market in North America and a plant maintenance turnaround in the second quarter of 2007. Segment EBITDA from our legacy inks business decreased because of lower volumes as a result of increased competition and pricing initiatives.

Performance Products

Net sales increased in the second quarter of 2007 by $8, to $96, compared to the second quarter of 2006. Increased pricing contributed $6 in additional sales from pricing initiatives and passing through raw material price increases to customers across all of our product lines. Higher volumes increased sales by $1 from the second quarter of 2006 as strength in oilfield products volumes were partially offset by foundry business volumes. Volume improvements in our oilfield products were a result of increased North American natural gas drilling activities in the second quarter of 2007 and increased production capacity as a result of our new Canadian production facility. Foundry volumes were impacted by continued weak demand in the North American automotive sector. Favorable currency translation contributed $1 to the increased sales.

Segment EBITDA in the second quarter of 2007 increased by $2, to $17, compared to the second quarter of 2006, primarily due to higher average selling prices and volumes discussed above.

Six Months Ended June 30, 2007 vs. 2006 Segment Results

Following is an analysis of the percentage change in sales by segment from the six months ended June 30, 2007 to the six months ended June 30, 2006:

	Volume	Price/Mix	Currency Translation	Acquisitions/ Divestitures	Total
Epoxy and Phenolic Resins	(3)%	10%	5%	—	12%
Formaldehyde and Forest Products Resins	(8)%	13%	2%	7%	14%
Coatings and Inks	(8)%	3%	5%	17%	17%
Performance Products	—	8%	1%	—	9%

Epoxy and Phenolic Resins

Net sales increased in the first half of 2007 by $125, to $1,194, compared to the first half of 2006. Higher average selling prices contributed $103 across all product lines primarily due to pricing improvement initiatives and passing through of higher raw material costs. Lower volumes negatively impacted sales by $34 due to the soft North American housing and automotive markets. We had a favorable currency translation impact of $56 because the euro strengthened against the U.S. dollar in 2007.

Segment EBITDA increased in the first half of 2007 by $38, to $180, compared to the first half of 2006 due to the positive impacts of increased sales, our pricing improvement initiatives and synergies that were realized from the Hexion Formation, which resulted in higher gross margins and Segment EBITDA.

Formaldehyde and Forest Products Resins

Net sales increased in the first half of 2007 by $102, to $828, compared to the first half of 2006. The net impact of acquisitions and a divestiture added $50 to net sales, while organic growth contributed $52. Sales increased $98 as commercial contracts allowed the pass through of higher phenol and urea costs to our customers primarily in our forest products resins and formaldehyde applications businesses. Lower volumes negatively impacted sales by $61. Volumes in our North American forest products resins business were lower as a result of a softer North American housing market, partially offset by higher volumes in our international forest products resins. Favorable currency translation of approximately $15 also contributed to higher sales because the euro and the Brazilian real strengthened against the U.S. dollar.

Segment EBITDA increased in the first half of 2007 by $15, to $87, compared to the first half of 2006. The net impact of acquisitions and divestitures added $7 to Segment EBITDA in the first half of 2007. The remaining increase resulted from improved margins primarily due to a positive lead-lag impact in the first half of 2007 compared to the impact in the first half of 2006.

Coatings and Inks

Net sales increased in the first half of 2007 by $100, to $685, compared to the first half of 2006. The Coatings Acquisition and Inks Acquisition added $98 of net sales in 2007. Stronger pricing added approximately $20 to sales due to pricing improvement initiatives in our coatings and inks businesses. This was more than offset by lower volumes, which negatively impacted sales by $45. Coatings volumes declined due to the soft North American housing market, while Inks volumes decreased due to increased competition and the aforementioned pricing initiatives. Favorable currency translation added $27 to sales because the euro strengthened against the U.S. dollar in the second quarter of 2007.

Coatings and Inks first half 2007 Segment EBITDA increased by $4, to $49, compared to the first half of 2006. The increase was due to the Inks Acquisition, partially offset by decreases in the coatings and legacy inks business Segment EBITDA. Coatings business Segment EBITDA declined due to the adverse effects of a less favorable product mix, slower housing market in North America and a plant maintenance turnaround in the second quarter of 2007. Segment EBITDA from our legacy inks business decreased because of lower volumes as a result of increased competition and pricing initiatives.

Performance Products

Net sales increased in the first half of 2007 by $16, to $196, compared to the first half of 2006. This was primarily due to increased pricing, which added $14 of sales from pricing initiatives and passing through raw material price increases to customers across all of our product lines. Overall volumes increased slightly from the first half of 2006 as strength in oilfield products volumes were partially offset by weakness in volumes in our foundry business. This overall volume increase did not result in a material sales increase. Foundry volumes were impacted by softer demand in the North American automotive sector. Volume improvements in our oilfield products were a result of increased North American natural gas drilling activities in the first half of 2007 and increased production capacity as a result of our new Canadian production facility. Favorable currency translation of $2 also contributed to the increased sales.

Segment EBITDA in the first half of 2007 increased by $4, to $35, compared to the first half of 2006, primarily due to higher average selling prices discussed above.

Reconciliation of Segment EBITDA to Net Income:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Segment EBITDA:
Epoxy and Phenolic Resins	$84	$69	$180	$142
Formaldehyde and Forest Product Resins	44	38	87	72
Coatings and Inks	24	25	49	45
Performance Products	17	15	35	31
Corporate and Other	(15)	(13)	(27)	(24)

Reconciliation:
Items not included in Segment EBITDA
Transaction costs	—	(18)	(1)	(21)
Integration costs	(11)	(13)	(20)	(23)
Non-cash charges	(10)	(6)	(15)	(13)
Unusual items:
Gain on divestiture of business	4	4	4	41
Purchase accounting effects/inventory step-up	—	(1)	—	(2)
Discontinued operations	—	(13)	—	(13)
Business realignments	(4)	(1)	(10)	(2)
Other	1	(2)	—	(4)

Total unusual items	1	(13)	(6)	20

Total adjustments	(20)	(50)	(42)	(37)
Interest expense, net	(77)	(56)	(153)	(110)
Loss on extinguishment of debt	—	(51)	—	(51)
Income tax expense	(12)	(11)	(33)	(30)
Depreciation and amortization	(49)	(41)	(96)	(78)

Net (loss) income	$(4)	$(75)	$—	$(40)

Items not included in Segment EBITDA

For the three and six months ended June 30, 2006, Transaction costs resulted primarily from the writing-off deferred IPO costs and costs from terminated acquisition activities.

For the three and six months ended June 30, 2007 and 2006, Integration costs represent redundancy and plant rationalization costs, and incremental administrative costs for integration programs as a result of the Hexion Formation and recent acquisitions, as well as costs to implement a single, company-wide, management information and accounting system.

For the three and six months ended June 30, 2007 and 2006, Non-cash charges are primarily stock-based compensation expense, impairments of property and equipment, and unrealized foreign exchange and derivative activity.

Not included in Segment EBITDA are certain income or expenses that are deemed by management to be unusual or non-recurring in nature. For the three and six months ended June 30, 2007, these items consisted of a gain on the sale of a portion of the Company’s ownership in HAI, business realignments and the announced exit from the European solvent coating resins business (the “Alkyds Divestiture”). For the three and six months ended June 30, 2006, these items principally consisted of a gain on the sale of a portion of the Company’s ownership interest in HAI, a charge related to the discontinued operations of Taro Plast, a gain from a litigation settlement, net of related legal fees, business realignments and the Alkyds Divestiture. In addition, for the six months ended June 30, 2006, these items included a gain on the Brazilian Consumer Divestiture.

Liquidity and Capital Resources

Sources and Uses of Cash

We are a highly leveraged company. Our liquidity requirements are significant, primarily due to our debt service requirements. At June 30, 2007, we had $3,609 of debt, including $48 of short-term maturities. In addition, we had $199 of cash and equivalents.

Our primary source of liquidity is cash flow generated from operations. We also have availability under our senior secured credit facilities, subject to certain conditions. Our primary liquidity requirements are to fund working capital needs, debt service requirements, synergy program-related obligations, contractual obligations and capital expenditures. We expect to have adequate liquidity to fund our primary liquidity requirements over the remainder of the term of our credit facilities from cash flows provided by operating activities and amounts available for borrowings under our credit facilities.

At June 30, 2007, we had additional borrowing capacity under our senior secured revolving credit facilities of $214. We have additional credit facilities at certain domestic and international subsidiaries with various expiration dates through 2008. As of June 30, 2007, we had $73 available for borrowing under these facilities.

Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30:

	2007	2006
Operating activities	$40	$18
Investing activities	(111)	(197)
Financing activities	203	92
Effect of exchange rates on cash flow	3	8

Net change in cash and equivalents	$135	$(79)

Operating Activities

In the first half of 2007, operations provided $40. Net income included $116 of non-cash items of which $96 was for depreciation and amortization. Working capital (defined as accounts receivable and inventories less accounts and drafts payable) used $72 due to the growth of the business, timing of cash collections versus cash payments, and higher inventory levels due to higher raw material costs and inventory builds in anticipation of second half plant maintenance turnarounds. We also had a cash settlement with the Netherlands taxing authority of $24.

In the first half of 2006, operations provided $18. Net loss of $40 included $95 of non-cash items, primarily for depreciation and amortization, gain on the sale of businesses, loss from discontinued operations, and writing-off deferred IPO costs and financing fees. Working capital used $41 primarily due to the timing of cash collections versus cash payments and higher working capital from acquisitions. We also received an insurance reimbursement of $33 related to payments made in 2005 for litigation settlements. This was offset by contributions to our pension plans and spending related to our integration activities.

Investing Activities

In the first half of 2007, investing activities used $111. We spent $63 for acquisitions and $47 for capital expenditures, primarily for plant expansions and improvements.

In the first half of 2006, investing activities used $197. We spent $185 for acquisitions and $58 for capital expenditures, primarily for plant expansions and improvements. We received proceeds of $46 for business divestitures, primarily for the Brazilian Consumer Divestiture.

Financing Activities

In the first half of 2007, financing activities provided $203. Net short-term debt repayments were $13. Net long-term borrowings of $218 were for acquisitions, working capital requirements and future acquisition funding needs.

In the first half of 2006, financing activities provided $92. We made net long-term debt repayments of $1,714, net short-term repayments of $8 and had long-term borrowings of $2,231, primarily related to the debt restructuring completed in the second quarter of 2006. Also in connection with the debt restructuring, we paid $397 to redeem Preferred Stock and paid $17 of debt refinancing fees. In addition, we paid $4 of IPO related costs that were subsequently written off when we suspended our IPO.

Huntsman Transaction Funding Requirements

In connection with the pending Huntsman acquisition, Huntsman terminated an Agreement and Plan of Merger with Basell AF. As a result, Huntsman paid Basell AF a break-up fee in the amount of $200, of which we funded $100 in July 2007.

Lenders have committed to fully finance this acquisition when the transaction closes, which is expected to be in the first quarter of 2008. If the transaction is terminated, in certain circumstances, we will be required to pay Huntsman a termination fee of $325.

Debt and Interest Rate Swap Agreements

We have various interest rate swap agreements that are designed to offset cash flow variability from interest rate fluctuations on our variable rate debt. We entered into an interest rate swap in January 2007, with an initial notional amount of $300 which, combined with the swaps entered into in May 2006, will effectively maintain a fixed interest rate on between 60% and 70% of our total debt.

In February 2007, we financed the Orica A&R Acquisition with proceeds of approximately $70 from a new five-year Australian Multi-Currency Term / Working Capital Facility (the “New Australian Facility”). Approximately $30 of the New Australian Facility is effectively fixed at a rate of 6.6% through the use of interest rate swap agreements. The remaining balance has a variable interest rate equal to the 90 day Australian or New Zealand Bank Bill Rates plus an applicable margin. The rate at June 30, 2007 was 7.1%.

In June 2007, we amended and restated our senior secured credit facilities to reduce the interest rates applicable to the borrowings of term loans by 25 basis points, fund incremental term loans in the amount of $200 which will mature in 2013, and replenish the amount of incremental borrowings available under the agreements to $300. Proceeds of the incremental term loans will be used to fund business acquisitions and for general corporate purposes. The weighted average interest rate of the incremental term loans at June 30, 2007 was 7.0%.

On August 7, 2007, the Company funded additional term loans in the amount of $100 which will mature in 2013. Proceeds of the term loans will be used to repay revolving loans and for general corporate purposes.

Covenant Compliance

Certain covenants contained in the credit agreement that govern our senior secured credit facilities and/or the indentures that govern our Second-Priority Senior Secured Notes (i) require us to maintain a senior secured debt to Adjusted EBITDA ratio and (ii) restrict our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet this ratio and a defined Adjusted EBITDA to Fixed Charges ratio. The covenant to incur additional indebtedness and our ability to make future acquisitions requires us to have an Adjusted EBITDA to Fixed Charges ratio (measured on a last twelve month, or LTM, basis) of at least 2.0:1. Failure to comply with these covenants could limit our long-term growth prospects by hindering our ability to obtain future debt or make acquisitions.

Fixed charges are defined as interest expense excluding the amortization or write-off of deferred financing costs. Adjusted EBITDA is defined as EBITDA further adjusted to exclude certain non-cash, non-recurring and realized or expected future cost savings directly related to prior acquisitions and the Hexion Formation. As we are highly leveraged, we believe that including the supplemental adjustments that are made to calculate Adjusted EBITDA provides additional information to investors about our ability to comply with our financial covenants and our ability to obtain additional debt in the future. Adjusted EBITDA and Fixed Charges are not defined terms under accounting principles generally accepted in the United States of America. Adjusted EBITDA should not be considered an alternative to operating income or net income as a measure of operating results, or as an alternative to cash provided by operations as a measure of liquidity. Fixed Charges should not be considered an alternative to interest expense. At June 30, 2007, we were in compliance with all of the financial covenants and restrictions that are contained in the indentures that govern our notes and all of our credit facilities.

June 30, 2007 LTM Period
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(69)
Income taxes	17
Interest expense, net	285
Loss from extinguishment of debt	70
Depreciation and amortization expense	189

EBITDA	492
Adjustments to EBITDA:
Acquisitions EBITDA(1)	33
Transaction costs(2)	—
Integration costs(3)	54
Non-cash charges(4)	24
Unusual items:
Gain on sale of businesses	(2)
Purchase accounting effects/inventory step-up	1
Discontinued operations	1
Business realignments	6
Other(5)	6

Total unusual items	12

In process Synergies(6)	80

Adjusted EBITDA(7)	$695

Fixed charges(8)	$303

Ratio of Adjusted EBITDA to Fixed Charges	2.29

(1)	Represents the incremental EBITDA impact for the Orica A&R Acquisition and the announced, but not completed, Arkema acquisition as if they had taken place at the beginning of the period.
(2)	Represents the write-off of deferred accounting, legal and printing costs from the Company’s proposed IPO, as well as costs associated with terminated acquisition activities.
(3)

Represents redundancy and plant rationalization costs, and incremental administrative costs from integration programs. Also includes costs to implement a single, company-wide management information and accounting system.

(4)	Includes non-cash charges for fixed assets impairments, stock-based compensation expense and unrealized foreign exchange and derivative losses.
(5)	Includes the impact of the announced Alkyds Divestiture, one-time benefit plan costs and management fees.
(6)	Represents estimated net unrealized synergy savings resulting from the Hexion Formation.
(7)

We are required to maintain an Adjusted EBITDA to Fixed Charges ratio of greater than 2.0 to 1 to be able to incur additional indebtedness under our indenture for the Second Priority Senior Secured Notes. As of June 30, 2007, we were able to satisfy this covenant and incur additional indebtedness under this indenture.

(8)

LTM Period fixed charges reflect pro forma interest expense as if the Orica A&R Acquisition, the announced, but not completed, Arkema acquisition, and the amendment of our senior secured credit facilities, which occurred on June 15, 2007, had taken place at the beginning of the period.

Contractual Obligations

There have been no material changes during the second quarter of 2007 in the contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

As discussed in Note 10 of the Notes to the unaudited Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109. At June 30, 2007, we have a liability for unrecognized tax benefits and an accrual for the payment of related interest of $37. We are unable, at this time, to determine the timing of these future payments.

Off Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2007.

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

On January 10, 2007, we entered into a three-year interest rate swap agreement designed to offset cash flow variability associated with interest rate fluctuations on our variable rate debt. This swap becomes effective in 2008. The initial notional amount of the swap is $300, but will increase to $700 before being amortized down to $375, which, when combined with our other interest rate swaps, will effectively maintain a fixed interest rate on between 60% and 70% of total debt. The interest rate swap had a fair value of $5 as of June 30, 2007. There have been no other material developments during the first half of 2007 on the matters we have previously disclosed about quantitative and qualitative market risk in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.	Controls and Procedures

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

Changes in Internal Controls

As a result of the Hexion Formation and recent acquisitions, management continues to evaluate resources, change and expand roles and responsibilities of key personnel and make changes to certain processes related to financial close, shared services and financial reporting. In connection with the above activities, we continue to consolidate some of our transaction processing and general accounting activities into a common shared services transaction-processing environment. We have launched a project to migrate multiple legacy management information and accounting systems to a single, company wide, management information and accounting system. As of July 1, 2007, locations that comprise approximately 90% of our revenue have been migrated; the remainder are expected to migrate in the second half of 2007 and in 2008. This change to a shared services business model (for certain processes) along with a single, company wide, management information and accounting system is intended to further enhance our internal control over financial reporting and our operating efficiencies. No other changes occurred in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.	Legal Proceedings

There have been no material developments during the first half of 2007 in the ongoing legal proceedings that are included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 1A.	Risk Factors

There have been no material changes during the first half of 2007 in the risk factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

There were no defaults upon senior securities during the second quarter 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Hexion LLC 2007 Long-Term Incentive Plan

10.2	July 2007 amendment to Long-Term Value Creation Reward Program

31.1	Rule 13a-14 Certifications

(a) Certificate of the Chief Executive Officer (b) Certificate of the Chief Financial Officer

32.1	Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEXION SPECIALTY CHEMICALS, INC.

Date: August 14, 2007	/s/ William H. Carter
William H. Carter
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)