Form 10-Q
period 2007-09-30
HEXION SPECIALTY CHEMICALS, INC.
filed 2007-11-14
CIK 13239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on November 1, 2007: 82,556,847

HEXION SPECIALTY CHEMICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

	Three Months ended September 30,
(In millions)	2007	2006
Net sales	$1,427	$1,336
Cost of sales	1,214	1,157

Gross profit	213	179
Selling, general & administrative expense	104	97
Integration costs	8	21
Other operating expense, net	13	4

Operating income	88	57
Interest expense, net	84	61
Other non-operating income, net	(1)	(1)

Income (loss) from continuing operations before income tax, earnings from unconsolidated entities and minority interest	5	(3)
Income tax expense	10	11

Loss from continuing operations before earnings from unconsolidated entities and minority interest	(5)	(14)
Earnings from unconsolidated entities, net of taxes	1	1
Minority interest in net loss of consolidated subsidiaries	2	—

Loss from continuing operations	(2)	(13)
Loss from discontinued operations	—	(1)

Net loss	$(2)	$(14)

Comprehensive income (loss)	$22	$(23)

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

	Nine Months ended September 30,
(In millions)	2007	2006
Net sales	$4,330	$3,896
Cost of sales	3,686	3,342

Gross profit	644	554
Selling, general & administrative expense	311	293
Transaction costs	1	21
Integration costs	28	45
Other operating expense (income), net	23	(32)

Operating income	281	227
Interest expense, net	237	171
Loss on extinguishment of debt	—	52
Other non-operating expense, net	5	2

Income from continuing operations before income tax, earnings from unconsolidated entities and minority interest	39	2
Income tax expense	43	41

Loss from continuing operations before earnings from unconsolidated entities and minority interest	(4)	(39)
Earnings from unconsolidated entities, net of taxes	3	3
Minority interest in net income of consolidated subsidiaries	(1)	(4)

Loss from continuing operations	(2)	(40)
Loss from discontinued operations	—	(14)

Net loss	(2)	(54)
Accretion of redeemable preferred stock (See Note 7)	—	33

Net loss available to common shareholders	$(2)	$(87)

Comprehensive income (loss)	$78	$(13)

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

(In millions)	September 30, 2007	December 31, 2006
Assets
Current assets
Cash and equivalents	$236	$64
Accounts receivable (less allowance for doubtful accounts of $22 and $21, respectively)	858	763
Inventories:
Finished and in-process goods	395	362
Raw materials and supplies	168	187
Other current assets	112	102

Total current assets	1,769	1,478

Other assets	215	107
Property and equipment
Land	98	96
Buildings	308	276
Machinery and equipment	2,158	2,009

	2,564	2,381
Less accumulated depreciation	(995)	(830)

	1,569	1,551
Goodwill	209	193
Other intangible assets, net	191	179

Total assets	$3,953	$3,508

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

(In millions)	September 30, 2007	December 31, 2006
Liabilities and Shareholder’s Deficit
Current liabilities
Accounts and drafts payable	$611	$616
Debt payable within one year	63	66
Interest payable	68	58
Income taxes payable	52	108
Other current liabilities	301	263

Total current liabilities	1,095	1,111

Long-term liabilities
Long-term debt	3,659	3,326
Long-term pension and post employment benefit obligations	229	223
Deferred income taxes	154	142
Other long-term liabilities	141	107

Total liabilities	5,278	4,909

Minority interest in consolidated subsidiaries	11	13

Commitments and contingencies (See Note 6)

Shareholder’s Deficit
Common stock—$0.01 par value; 300,000,000 shares authorized, 170,605,906 issued and 82,556,847 outstanding at September 30, 2007 and December 31, 2006	1	1
Paid-in deficit	(13)	(17)
Treasury stock, at cost—88,049,059 shares	(296)	(296)
Accumulated other comprehensive income	161	81
Accumulated deficit	(1,189)	(1,183)

Total shareholder’s deficit	(1,336)	(1,414)

Total liabilities and shareholder’s deficit	$3,953	$3,508

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

	Nine months ended September 30,
(In millions)	2007	2006
Cash Flows provided by Operating Activities
Net loss	$(2)	$(54)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	145	123
Loss from discontinued operations	—	14
Write-off of deferred IPO costs	—	15
Write-off of deferred financing fees	—	9
Gain on sale of businesses, net of tax	(8)	(34)
Minority interest in net income of consolidated subsidiaries	1	4
Stock-based compensation	4	5
Deferred tax provision	6	14
Impairments	8	5
Other non-cash adjustments	9	21
Net change in assets and liabilities:
Accounts receivable	(56)	(112)
Inventories	15	(22)
Accounts and drafts payable	(39)	26
Income taxes payable	(27)	18
Other assets, current and non-current	(6)	25
Other liabilities, current and long-term	34	(50)
Net cash used in operating activities of discontinued operations (See Note 3)	—	(3)

Net cash provided by operating activities	84	4

Cash Flows used in Investing Activities
Capital expenditures	(72)	(85)
Capitalized interest	(1)	(1)
Acquisition of businesses, net of cash acquired	(63)	(181)
Deferred acquisition costs	(105)	—
Proceeds from the sale of assets	13	—
Proceeds from the sale of businesses, net of cash sold	5	47

Net cash used in investing activities	(223)	(220)

Cash Flows provided by Financing Activities
Net short-term debt (repayments) borrowings	(2)	18
Borrowings of long-term debt	2,154	2,654
Repayments of long-term debt	(1,837)	(2,158)
Payment of dividends on common stock	(11)	(2)
Redemption of preferred stock	—	(397)
Long-term debt and credit facility financing fees	(2)	(17)
IPO related costs	—	(5)
Net cash from financing activities of discontinued operations	—	1

Net cash provided by financing activities	302	94

Effect of exchange rates on cash and equivalents	9	8
Increase (decrease) in cash and equivalents	172	(114)
Cash and equivalents at beginning of period	64	183

Cash and equivalents at end of period	$236	$69

Supplemental Disclosures of Cash Flow Information
Cash paid:
Interest, net	$222	$163
Debt redemption costs	—	43
Income taxes, net	58	14

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S DEFICIT AND COMPREHENSIVE INCOME

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

(In millions)	Common Stock	Paid-in Deficit	Treasury Stock	Accumulated Other Comprehensive Income (a)	Accumulated Deficit	Total
Balance, December 31, 2006	$1	$(17)	$(296)	$81	$(1,183)	$(1,414)

Net loss	—	—	—	—	(2)	(2)
Deferred losses on cash flow hedges, net of tax	—	—	—	(7)	—	(7)
Amortization of actuarial losses on pension and postretirement benefits, net of tax	—	—	—	(1)	—	(1)
Translation adjustments	—	—	—	88	—	88

Comprehensive income	—	—	—	—	—	78

Impact of adoption of new accounting standard for uncertain tax positions (See Note 10)	—	—	—	—	(4)	(4)
Stock-based compensation expense	—	4	—	—	—	4

Balance, September 30, 2007	$1	$(13)	$(296)	$161	$(1,189)	$(1,336)

(a)	Accumulated other comprehensive income at September 30, 2007 represents $191 of net foreign currency translation gains, $11 of net deferred losses on cash flow hedges, net of tax, and a $19 loss, net of tax, related to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement benefit plans. Accumulated other comprehensive income at December 31, 2006 represents $103 of net foreign currency translation gains, $4 of net deferred losses on cash flow hedges, net of tax, and an $18 loss, net of tax, related to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement benefit plans.

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In millions, except share and common unit data)

1. Background and Basis of Presentation

Based in Columbus, Ohio, Hexion Specialty Chemicals, Inc. (“Hexion” or the “Company”) serves global industrial markets through a broad range of thermoset technologies, specialty products and technical support for customers in a diverse range of applications and industries. Hexion is owned by an affiliate of Apollo Management, L.P. (“Apollo”).

Basis of Presentation—The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries, in which minority shareholders hold no substantive participating rights, after eliminating intercompany accounts and transactions. In the opinion of management, all adjustments, consisting of normal, recurring adjustments considered necessary for a fair statement, have been included. Results for the interim periods are not necessarily indicative of results for the entire year.

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

During the second quarter of 2007, the Company recorded an out of period charge of approximately $2 related to an asset impairment charge at a European subsidiary. As a result of this adjustment, the Company’s nine months ended September 30, 2007 Operating income and Income from continuing operations before income tax, earnings from unconsolidated entities and minority interest decreased approximately $2 and net income decreased by less than $2. Management does not believe that this adjustment is material to the unaudited Condensed Consolidated Financial Statements for the nine months ended September 30, 2007 or to any prior periods.

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

	Three months ended September 30,
	2007	2006
Net sales	$1,427	$1,358
Net loss	(2)	(14)
Net loss available to common shareholders	(2)	(14)

	Nine months ended September 30,
	2007	2006
Net sales	$4,337	$3,959
Net loss	(2)	(54)
Net loss available to common shareholders	(2)	(87)

The pro forma financial information above does not necessarily reflect the operating results that would have occurred had the acquisition been consummated at the beginning of the periods presented, nor is such information indicative of future operating results.

Huntsman Agreement

On July 12, 2007, the Company announced the signing of a definitive Agreement and Plan of Merger (the “Agreement”) to acquire Huntsman Corporation (“Huntsman”) in an all-cash transaction valued at approximately $10,600, which includes the assumption of debt. Under the terms of the Agreement, Huntsman stockholders will receive $28.00 in cash for each outstanding share of Huntsman common stock. The Agreement also provides that the cash price per share to be paid by the Company will increase at the rate of 8% per annum (inclusive of any dividends paid) beginning April 6, 2008, if the merger has not occurred prior to such date. The transaction is fully financed pursuant to commitments from lenders, subject to certain customary conditions.

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

Prior to entering into the Agreement, Huntsman terminated an Agreement and Plan of Merger with Basell AF. As a result, Huntsman paid Basell AF a break-up fee in the amount of $200, of which the Company funded $100 in July 2007. This amount has been recorded as a deferred acquisition cost and is included in Other assets in the unaudited Condensed Consolidated Balance Sheet.

The transaction was approved by Huntsman’s stockholders on October 16, 2007. The transaction is subject to expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, review by several foreign jurisdictions as well as other customary closing conditions, and although these reviews are outside the Company’s control, management continues working to complete the transaction in the first quarter of 2008. If the transaction is terminated, in certain circumstances, the Company would be required to pay Huntsman a termination fee of $325.

Arkema Acquisition

On November 1, 2007, the Company completed the purchase of the German forest products resins and formaldehyde business of Arkema GmbH. This business manufactures formaldehyde and formaldehyde-based resins. The business employs approximately 100 people and had 2006 revenues of approximately €101, or $127. The purchase price was €44, or $64, subject to certain adjustments. This business will be included in the Formaldehyde and Forest Products Resins segment.

2007 Divestitures

On June 4, 2007, the Company completed the sale of a 5% interest in HA-International, LLC (“HAI”), to its joint venture partner Delta-HA, Inc. At September 30, 2007, the Company’s economic interest in HAI was 55%.

The Company recognized net gains totaling $4 and $8 (both on a pretax and after tax basis) for divestitures during the three and nine months ended September 30, 2007, respectively. These amounts are included in Other operating expense (income), net in the Company’s unaudited Condensed Consolidated Statements of Operations.

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

The Company recognized gains totaling $40 ($31 on an after tax basis) for divestitures during the nine months ended September 30, 2006. This amount is included in Other operating expense (income), net in the Company’s unaudited Condensed Consolidated Statements of Operations.

On August 1, 2006, the Company sold its Taro Plast S.p.A. business (“Taro Plast”). Taro Plast was previously reported in the Epoxy and Phenolic Resins segment and has been reported as a discontinued operation for the three and nine months ended September 30, 2006. The loss from discontinued operations for the nine months ended September 30, 2006 includes an impairment charge of $13 for the amount by which the carrying amount of the net assets of Taro Plast exceeded the selling price. As the Company was party to a participation exemption, there was no tax benefit on the capital loss for the three and nine months ended September 30, 2006.

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

During each of the three months ended September 30, 2007 and 2006, the Company recognized expense of less than $1 for the Management Consulting Agreement. For each of the nine months ended September 30, 2007 and 2006, the Company recognized expense of $2. These amounts are included in Other operating expense (income), net in the Company’s unaudited Condensed Consolidated Statements of Operations.

Other Transactions

The Company sells finished goods to a former unconsolidated joint venture of the Company and certain Apollo affiliates. These sales were $3 and $2 for the three months ended September 30, 2007 and 2006, respectively, and $5 and $8 for the nine months ended September 30, 2007 and 2006, respectively. Accounts receivable from these affiliates were $1 at September 30, 2007 and December 31, 2006. The Company also purchases raw materials and services from certain Apollo affiliates. These purchases were $1 and $3 for the three months ended September 30, 2007 and 2006, respectively, and $8 and $7 for the nine months ended September 30, 2007 and 2006, respectively. The Company had accounts payable to Apollo and affiliates of $3 and less than $1 at September 30, 2007 and December 31, 2006, respectively.

5. Debt Obligations

On June 15, 2007, the Company amended and restated its senior secured credit facilities to reduce the interest rates on our term loan borrowings by 25 basis points, borrow $200 in incremental term loans that will mature in 2013, and replenish the amount of incremental borrowings available under the agreements to $300. On August 7, 2007, the Company borrowed $100 in additional term loans which will mature in 2013. Proceeds from the term loans will be used to fund business acquisitions, repay revolving loans and for general corporate purposes. The weighted average interest rate of the additional term loans at September 30, 2007 was 7.2%.

In the first quarter of 2007, the Company financed the Orica A&R Acquisition with approximately $70 of proceeds from a new five-year Australian Multi-Currency Term / Working Capital Facility (the “New Australian Facility”). Approximately $30 of the New Australian Facility is effectively fixed at a rate of 6.6% through the use of interest rate swap agreements. The Company has not applied hedge accounting to these derivative instruments. The remaining balance has a variable interest rate equal to the 90 day Australian or New Zealand Bank Bill Rates plus an applicable margin. The rate at September 30, 2007 was 8.6%.

6. Commitments and Contingencies

Environmental Matters

Due to the nature of its business, the Company is subject to extensive environmental regulation and is exposed to the risk of claims for environmental remediation or restoration. The following table summarizes all probable environmental remediation, indemnification and restoration liabilities, including related legal expenses, at September 30, 2007 and December 31, 2006.

	Number of Sites		Liability		Range of Reasonably Possible Costs
Site Description	September 30, 2007	December 31, 2006	September 30, 2007	December 31, 2006	Low	High
Geismar, LA	1	1	$18	$19	$11	$28
Superfund and Offsite Landfills – allocated share:
Less than 1%	22	22	1	1	1	2
Equal to or greater than 1%	12	11	8	8	5	15
Currently-Owned	15	12	8	7	6	14
Formerly-Owned:
Remediation	8	9	3	3	2	13
Monitoring Only	10	11	2	2	1	4

	68	66	$40	$40	$26	$76

These amounts include estimates for unasserted claims that the Company believes are probable of loss and reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of a range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. At September 30, 2007 and December 31, 2006, $8 has been included in Other current liabilities in the unaudited Condensed Consolidated Balance Sheets with the remaining amount included in Other long-term liabilities.

Following is a discussion of the Company’s environmental liabilities and the related assumptions at September 30, 2007:

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

Non-Environmental Legal Matters

The Company is involved in various legal proceedings in the ordinary course of business and has reserves of $15 and $12 at September 30, 2007 and December 31, 2006, respectively, for all non-environmental legal defense and settlement costs that it believes are probable and estimable. At September 30, 2007 and December 31, 2006, $9 and $7, respectively, has been included in Other current liabilities in the unaudited Condensed Consolidated Balance Sheets with the remaining amount included in Other long-term liabilities.

Following is a discussion of significant non-environmental legal proceedings that are not in the ordinary course of business:

Brazil Tax Claim—In 1992, the State of Sao Paulo Administrative Tax Bureau issued an assessment against the Company’s Brazilian subsidiary claiming that excise taxes were owed on certain intercompany loans made for centralized cash management purposes. These loans were characterized by the Tax Bureau as intercompany sales. Since that time, management and the Tax Bureau have held discussions and the subsidiary filed an administrative appeal seeking cancellation of the assessment. The Administrative Court upheld the assessment in December 2001. In 2002, the subsidiary filed a second appeal with the highest-level Administrative Court, again seeking cancellation of the assessment. In February 2007, the highest-level Administrative Court upheld the assessment. The Company has requested a review of this decision and continues to believe it has a strong defense against the assessment. If a judicial appeal is required, a bond or pledge of assets will be required to guarantee the assessment. At September 30, 2007, the amount of the assessment, including tax, penalties, monetary correction and interest, is 58 million Brazilian reais, or approximately $32.

CTA Acoustics—From the third quarter 2003 to the first quarter 2004, six lawsuits were filed against the Company and others in the 27th Judicial District, Laurel County Circuit Court, in Kentucky, arising from an explosion at a customer’s plant where seven plant workers were killed and other workers were injured. Lawsuits seeking recovery for wrongful death, emotional and personal injury and loss of consortium were settled in the fourth quarter 2005. The Company’s share of these settlement amounts was covered by insurance. The litigation also included claims by the Company’s customer against the Company for property damage, which was tried April 2007. In May 2007, a jury awarded CTA $122 in damages related to their loss of property, plant and equipment in the 2003 explosion. The Company’s insurance carriers are responsible for the current jury verdict, are appealing the verdict and will be responsible for legal fees and bond costs.

Formosa Plant—Several lawsuits were filed in Sangamon County, Illinois in May 2006 against the Company on behalf of individuals injured or killed in an explosion at a Formosa Plastics Corporation (“Formosa”) plant in Illiopolis, Illinois that occurred on April 23, 2004. The Company sold the facility in 1987. The facility was operated by BCPOLP until it was sold to Formosa out of BCPOLP’s bankrupt estate in 2002. In March 2007, an independent federal agency found that operator errors caused the explosion, but that current and former owners could have implemented systems to minimize the impacts from these errors. The Company currently does not have adequate information from which to estimate a potential range of liability, if any.

Hillsborough County—The Company is named in a lawsuit filed in Hillsborough County, Florida Circuit Court, for an animal feed supplement processing site formerly operated by the Company and sold in 1980. The lawsuit is filed on behalf of multiple residents of Hillsborough County living near the site and it alleges various injuries from exposure to toxic chemicals. The Company does not have adequate information from which to estimate a potential range of liability, if any. The court dismissed a similar lawsuit brought on behalf of a class of plaintiffs in November 2005.

Louisville Class Action—The Company was named in a class action lawsuit filed in May 2006 in federal court in Louisville, Kentucky for odors and air emissions from its Louisville plant. The lawsuit was filed on behalf of plaintiffs living in Riverside Gardens, a community adjacent to the plant. The court has approved a resolution of the claims that includes a cash payment, the installation of a new treed buffer between the plant and the neighborhood, and new odor and emission control systems. The majority of the settlement costs were paid in the second quarter 2007, although administrative actions must occur before the matter is concluded. The remaining settlement costs have been included in the Company’s non-environmental legal reserve at September 30, 2007.

HAI Antitrust Class Action—In November 2003, HAI received a grand jury subpoena from the U.S. Department of Justice Antitrust Division relating to a foundry resins grand jury investigation. Between May and July 2004, eighteen lawsuits were filed in various jurisdictions alleging that the Company and HAI, along with various other entities, conspired to fix foundry resin prices and allocate markets. Subsequently, ten of the cases were dropped and the eight remaining cases were consolidated in the U.S. District Court for the Southern District of Ohio. In the fourth quarter of 2005, the grand jury investigation was closed without issuing indictments. On May 2, 2007, the District Court ruled that the plaintiffs’ proposed class of non-contract foundry resin purchasers would be certified as a class for trial. The defendants’ appeal of this decision to the 6th Circuit Court of Appeals was denied. HAI’s settlement negotiations with plaintiffs resulted in an agreement reached on October 29, 2007 to pay the class $7 with no admission of wrong doing and a dismissal for all HAI defendants.

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

7. Redeemable Preferred Stock

In May 2005, a subsidiary of the Company offered 14 million shares of Redeemable Series A Floating Rate Preferred Stock, par value $0.01 per share, and a liquidation preference of $25 per share (the “Preferred Stock”). On May 12, 2006, the Company paid $397 to redeem all of its Preferred Stock. The Company recorded preferred stock accretion of $18 for the nine months ended September 30, 2006, respectively, against paid-in capital. In addition, for the nine months ended September 30, 2006, the Company recorded $15 of accretion related to the excess of the redemption price of the Preferred Stock over its carrying value at the date of redemption.

8. Pension and Postretirement Expense

Following are the components of net pension and postretirement expense (benefit) recognized by the Company for the three months ended September 30, 2007 and 2006:

	Pension		Postretirement
	Three months ended September 30,		Three months ended September 30,
	2007	2006	2007	2006
Service cost	$4	$3	$—	$—
Interest cost	7	7	—	—
Expected return on plan assets	(6)	(6)	—	—
Amortization of prior service cost	—	—	(3)	(3)
Recognized net actuarial loss	3	3	—	—

	$8	$7	$(3)	$(3)

Following are the components of net pension and postretirement expense (benefit) recognized by the Company for the nine months ended September 30, 2007 and 2006:

	Pension		Postretirement
	Nine months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Service cost	$11	$10	$—	$—
Interest cost	21	20	1	1
Expected return on plan assets	(18)	(19)	—	—
Amortization of prior service cost	1	1	(9)	(9)
Recognized net actuarial loss (gain)	8	9	—	(1)
Settlement gain	—	—	(1)	—

	$23	$21	$(9)	$(9)

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

On April 30, 2007, Hexion LLC granted 170,000 restricted unit awards with a grant date fair value of approximately $2, or $10.81 per share. Half of the restricted unit awards vest over three years, while the other half vest over four years. Compensation cost related to these awards was not material for the three and nine months ended September 30, 2007.

Also on April 30, 2007, Hexion LLC granted 676,000 options (with performance conditions) with a grant date fair value of approximately $1, or $1.76 per share. The fair value of each option was estimated at the grant date using a modified Black-Scholes option pricing model. The assumptions used to estimate the fair value were a 4.47% risk-free weighted average interest rate, a 4.3 year expected life, a 27.6% expected volatility rate, and a 0% dividend rate. Compensation cost has not been recognized for the options during the three and nine months ended September 30, 2007 because it is not probable the options will vest. Compensation cost will be recognized once the satisfaction of the performance condition is probable.

10. Income Taxes

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. The Company adopted FIN 48, effective January 1, 2007. After the adoption of FIN 48, the Company had a liability of $36 for unrecognized tax benefits and related interest and penalties that, if recognized, would affect the effective tax rate. The liability is included in Other long-term liabilities in the unaudited Condensed Consolidated Balance Sheet because payments are not anticipated to be made within one year of the balance sheet date. $4 of this liability was recorded as an increase to Accumulated deficit for the cumulative effect of adopting FIN 48.

The Company classifies interest and penalties, if applicable, as income tax expense. At January 1, 2007, the Company had accrued $17 and $5 for the potential payment of interest and penalties, respectively.

The Company conducts business globally and, as a result, certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examinations by taxing authorities throughout the world, including major jurisdictions such as Belgium, Brazil, Canada, the Czech Republic, France, Germany, Italy, Korea, the Netherlands and the United States. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years before 2003 and is no longer subject to state and local, or foreign income tax examinations for years before 2002.

The Internal Revenue Service commenced its audit of the Company’s U.S. federal income tax return for 2004. The Company does not anticipate a material change to the total amount of unrecognized tax benefits within the next 12 months.

A change in German tax law, which includes a reduction in the German income tax rate, was enacted on July 6, 2007. As a result, the Company recognized a tax benefit of approximately $5 for the three and nine months ended September 30, 2007.

11. Segment Information

The Company’s business segments are based on the products that the Company offers and the markets that it serves. At September 30, 2007, the Company had four reportable segments: Epoxy and Phenolic Resins, Formaldehyde and Forest Products Resins, Coatings and Inks, and Performance Products. A summary of the major products of the Company’s reportable segments follows:

•	Epoxy and Phenolic Resins: epoxy resins and intermediates, molding compounds, versatic acids and derivatives, specialty phenolic resins and epoxy coating resins

•	Formaldehyde and Forest Products Resins: forest products resins and formaldehyde applications

•	Coatings and Inks: composite resins, polyester resins, acrylic resins, and ink resins and additives

•	Performance Products: phenolic encapsulated substrates for oilfield and foundry applications

The Company’s organizational structure continues to evolve. It is also continuing to refine its operating structure to more closely link similar products, minimize divisional boundaries and improve the Company’s ability to serve multi-dimensional common customers. These refinements, when complete, may result in future changes to the Company’s reportable segments.

Reportable Segments

Following are net sales and Segment EBITDA (earnings before interest, income taxes, depreciation and amortization) by reportable segment. Segment EBITDA is defined as EBITDA adjusted to exclude certain non-cash and certain non-recurring expenses. Segment EBITDA is the primary performance measure used by the Company’s management, the chief operating decision-maker and the Board of Directors to evaluate operating results and allocate capital resources among segments. Segment EBITDA is also the profitability measure used for management and executive incentive compensation goals. Corporate and Other is primarily corporate general and administrative expenses that are not allocated to the segments.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net Sales to Unaffiliated Customers(1)(2)(3):
Epoxy and Phenolic Resins	$614	$544	$1,808	$1,613
Formaldehyde and Forest Product Resins	387	357	1,215	1,083
Coatings and Inks	329	343	1,014	928
Performance Products	97	92	293	272

	$1,427	$1,336	$4,330	$3,896

Segment EBITDA(2)(3):
Epoxy and Phenolic Resins	$95	$63	$275	$205
Formaldehyde and Forest Product Resins	39	41	126	113
Coatings and Inks	20	25	69	70
Performance Products	22	16	57	47
Corporate and Other	(14)	(10)	(41)	(34)

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.
(2)

Net sales and Segment EBITDA include the Coatings Acquisition, the Inks Acquisition and the Orica A&R Acquisition from January 31, 2006, June 1, 2006 and February 1, 2007, respectively, and exclude the results from the Brazilian Consumer Divestiture since March 31, 2006.

(3)	Certain of the Company’s product lines have been realigned, resulting in reclassifications between segments. Prior period balances have been reclassified to conform to current presentations.

Reconciliation of Segment EBITDA to Net Loss:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Segment EBITDA:
Epoxy and Phenolic Resins	$95	$63	$275	$205
Formaldehyde and Forest Product Resins	39	41	126	113
Coatings and Inks	20	25	69	70
Performance Products	22	16	57	47
Corporate and Other	(14)	(10)	(41)	(34)

Reconciliation:
Items not included in Segment EBITDA
Transaction costs	—	—	(1)	(21)
Integration costs	(8)	(21)	(28)	(45)
Non-cash charges	(2)	—	(17)	(13)
Unusual items:
Gain (loss) on divestiture of businesses	4	(1)	8	40
Purchase accounting effects/inventory step-up	—	(1)	—	(3)
Discontinued operations	—	(1)	—	(14)
Business realignments	(6)	(3)	(16)	(4)
Other	(9)	(5)	(9)	(8)

Total unusual items	(11)	(11)	(17)	11

Total adjustments	(21)	(32)	(63)	(68)
Interest expense, net	(84)	(61)	(237)	(171)
Loss on extinguishment of debt	—	—	—	(52)
Income tax expense	(10)	(11)	(43)	(41)
Depreciation and amortization	(49)	(45)	(145)	(123)

Net loss	$(2)	$(14)	$(2)	$(54)

Items not included in Segment EBITDA

For the nine months ended September 30, 2006, Transaction costs resulted primarily from writing-off deferred IPO costs and costs from terminated acquisition activities.

For the three and nine months ended September 30, 2007 and 2006, Integration costs represent redundancy and plant rationalization costs, and incremental administrative costs for integration programs as a result of the Hexion Formation and recent acquisitions, as well as costs to implement a single, company-wide, management information and accounting system.

For the three months ended September 30, 2007 and the nine months ended September 30, 2007 and 2006, Non-cash charges are primarily stock-based compensation expense, impairments of property and equipment, and unrealized foreign exchange and derivative activity.

Not included in Segment EBITDA are certain non-cash and certain non-recurring income or expenses that are deemed by management to be unusual in nature. For the three months ended September 30, 2007, these items consisted of gains on sale of assets, business realignment costs, the announced exit from the European solvent coating resins business (the “Alkyds Divestiture”), management fees and costs to settle a lawsuit. For the nine months ended September 30, 2007, these items included gains on sale of assets, a gain on the sale of a portion of the Company’s ownership in HAI, business realignment costs, the Alkyds Divestiture, management fees and costs to settle a lawsuit. For the three months ended September 30, 2006, these items principally consisted of business realignments and the Alkyds Divestiture. For the nine months ended September 30, 2006, these items included a gain on the Brazilian Consumer Divestiture, a charge related to the discontinued operations of Taro Plast, the gain from a litigation settlement, (net of related legal fees), business realignment costs and the Alkyds Divestiture.

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

This information includes allocations of corporate overhead to the combined non-guarantor subsidiaries based primarily on net sales. Income tax expense has been provided on the combined non-guarantor subsidiaries based on actual effective tax rates. All other tax expense is reflected in the parent.

HEXION SPECIALTY CHEMICALS, INC.

THREE MONTHS ENDED SEPTEMBER 30, 2007

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$584	$—	$—	$847	$(4)	$1,427
Cost of sales	502	—	—	716	(4)	1,214

Gross profit	82	—	—	131	—	213
Selling, general & administrative expense	47	—	—	57	—	104
Integration costs	5	—	—	3	—	8
Other operating expense, net	3	—	—	10	—	13

Operating income	27	—	—	61	—	88
Interest expense, net	32	20	—	32	—	84
Intercompany interest expense (income)	19	(23)	(2)	6	—	—
Other non-operating expense (income), net	9	3	—	(13)	—	(1)

(Loss) income before income tax, earnings from unconsolidated entities and minority interest	(33)	—	2	36	—	5
Income tax expense	1	—	—	9	—	10

(Loss) income before earnings from unconsolidated entities and minority interest	(34)	—	2	27	—	(5)
Earnings from unconsolidated entities, net of tax	30	—	(3)	1	(27)	1
Minority interest in net loss of consolidated subsidiaries	2	—	—	—	—	2

Net (loss) income	$(2)	$—	$(1)	$28	$(27)	$(2)

HEXION SPECIALTY CHEMICALS, INC.

THREE MONTHS ENDED SEPTEMBER 30, 2006

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$651	$—	$—	$872	$(187)	$1,336
Cost of sales	576	—	—	768	(187)	1,157

Gross profit	75	—	—	104	—	179
Selling, general & administrative expense	43	—	—	54	—	97
Integration costs	12	—	—	9	—	21
Other operating expense, net	1	—	—	3	—	4

Operating income	19	—	—	38	—	57
Interest expense, net	38	17	—	6	—	61
Intercompany interest expense (income)	7	(19)	—	12	—	—
Other non-operating (income) expense, net	(3)	2	—	—	—	(1)

(Loss) income from continuing operations before income tax, earnings from unconsolidated entities and minority interest	(23)	—	—	20	—	(3)
Income tax expense	6	—	—	5	—	11

(Loss) income from continuing operations before earnings from unconsolidated entities and minority interest	(29)	—	—	15	—	(14)
Earnings from unconsolidated entities, net of tax	15	—	2	1	(17)	1

(Loss) income from continuing operations	(14)	—	2	16	(17)	(13)
Loss from discontinued operations	—	—	—	(1)	—	(1)

Net (loss) income	$(14)	$—	$2	$15	$(17)	$(14)

HEXION SPECIALTY CHEMICALS, INC.

NINE MONTHS ENDED SEPTEMBER 30, 2007

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,859	$—	$—	$2,642	$(171)	$4,330
Cost of sales	1,612	—	—	2,245	(171)	3,686

Gross profit	247	—	—	397	—	644
Selling, general & administrative expense	131	—	—	180	—	311
Transaction costs	1	—	—	—	—	1
Integration costs	16	—	—	12	—	28
Other operating expense (income), net	4	—	(4)	23	—	23

Operating income	95	—	4	182	—	281
Interest expense, net	125	61	—	51	—	237
Intercompany interest expense (income)	51	(69)	(2)	20	—	—
Other non-operating expense (income), net	5	6	—	(6)	—	5

(Loss) income before income tax, earnings from unconsolidated entities and minority interest	(86)	2	6	117	—	39
Income tax expense	5	—	—	38	—	43

(Loss) income before earnings from unconsolidated entities and minority interest	(91)	2	6	79	—	(4)
Earnings from unconsolidated entities, net of tax	90	—	1	3	(91)	3
Minority interest in net income of consolidated subsidiaries	(1)	—	—	—	—	(1)

Net (loss) income	$(2)	$2	$7	$82	$(91)	$(2)

HEXION SPECIALTY CHEMICALS, INC.

NINE MONTHS ENDED SEPTEMBER 30, 2006

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,786	$—	$—	$2,333	$(223)	$3,896
Cost of sales	1,563	—	—	2,002	(223)	3,342

Gross profit	223	—	—	331	—	554
Selling, general & administrative expense	117	—	—	176	—	293
Transaction costs	21	—	—	—	—	21
Integration costs	20	—	—	25	—	45
Intercompany royalty expense (income)	6	—	(6)	—	—	—
Other operating expense (income), net	18	—	(5)	(45)	—	(32)

Operating income	41	—	11	175	—	227
Interest expense, net	102	48	—	21	—	171
Loss on extinguishment of debt	52	—	—	—	—	52
Intercompany interest expense (income)	22	(54)	(1)	33	—	—
Other non-operating (income) expense, net	(8)	5	—	5	—	2

(Loss) income from continuing operations before income tax, earnings from unconsolidated entities and minority interest	(127)	1	12	116	—	2
Income tax expense	9	—	—	32	—	41

(Loss) income from continuing operations before earnings from unconsolidated entities and minority interest	(136)	1	12	84	—	(39)
Earnings from unconsolidated entities, net of tax	86	—	7	3	(93)	3
Minority interest in net income of consolidated subsidiaries	(4)	—	—	—	—	(4)

(Loss) income from continuing operations	(54)	1	19	87	(93)	(40)
Loss from discontinued operations	—	—	—	(14)	—	(14)

Net (loss) income	$(54)	$1	$19	$73	$(93)	$(54)

HEXION SPECIALTY CHEMICALS, INC.

SEPTEMBER 30, 2007

CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and equivalents	$93	$—	$—	$143	$—	$236
Accounts receivable, net	242	—	—	616	—	858
Inventories:
Finished and in-process goods	167	—	—	228	—	395
Raw materials and supplies	62	—	—	106	—	168
Other current assets	67	—	—	45	—	112

Total current assets	631	—	—	1,138	—	1,769

Other assets
Investment in subsidiaries	839	—	21	—	(860)	—
Other assets	138	22	—	55	—	215

	977	22	21	55	(860)	215

Property and equipment, net	648	—	—	921	—	1,569
Goodwill	97	—	—	112	—	209
Other intangible assets, net	84	—	—	107	—	191

Total assets	$2,437	$22	$21	$2,333	$(860)	$3,953

Liabilities and Shareholder’s Deficit
Current liabilities
Accounts and drafts payable	$231	$—	$—	$380	$—	$611
Intercompany accounts payable (receivable)	37	(8)	(9)	(20)	—	—
Debt payable within one year	36	—	—	27	—	63
Loans payable to (receivable from) affiliates	369	20	(13)	(376)	—	—
Interest payable	37	26	—	5	—	68
Income taxes payable	14	—	—	38	—	52
Other current liabilities	123	—	—	178	—	301

Total current liabilities	847	38	(22)	232	—	1,095

Long-term liabilities
Long-term debt	2,157	825	—	677	—	3,659
Intercompany loans payable (receivable)	519	(927)	—	408	—	—
Long-term pension and post employment benefit obligations	64	—	—	165	—	229
Deferred income taxes	59	—	—	95	—	154
Other long-term liabilities	120	—	—	21	—	141

Total liabilities	3,766	(64)	(22)	1,598	—	5,278

Minority interest in consolidated subsidiaries	7	—	—	4	—	11
Shareholder’s (deficit) equity	(1,336)	86	43	731	(860)	(1,336)

Total liabilities and shareholder’s deficit	$2,437	$22	$21	$2,333	$(860)	$3,953

HEXION SPECIALTY CHEMICALS, INC.

DECEMBER 31, 2006

CONDENSED CONSOLIDATING BALANCE SHEET

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and equivalents	$7	$—	$—	$57	$—	$64
Accounts receivable, net	219	—	—	544	—	763
Inventories:		—
Finished and in-process goods	152	—	—	210	—	362
Raw materials and supplies	72	—	—	115	—	187
Other current assets	30	—	—	72	—	102

Total current assets	480	—	—	998	—	1,478

Other assets
Investment in subsidiaries	648	—	26	—	(674)	—
Other assets	33	22	—	52	—	107

	681	22	26	52	(674)	107

Property and equipment, net	673	—	—	878	—	1,551
Goodwill	122	—	—	71	—	193
Other intangible assets, net	87	—	—	92	—	179

Total assets	$2,043	$22	$26	$2,091	$(674)	$3,508

Liabilities and Shareholder’s Deficit
Current liabilities
Accounts and drafts payable	$220	$—	$—	$396	$—	$616
Accounts payable to (receivable from) affiliates	20	(5)	(8)	(19)	12	—
Debt payable within one year	31	—	—	35	—	66
Loans payable to (receivable from) affiliates	177	23	(12)	(176)	(12)	—
Interest payable (receivable)	60	(3)	—	1	—	58
Income taxes payable	42	8	—	58	—	108
Other current liabilities	115	—	—	148	—	263

Total current liabilities	665	23	(20)	443	—	1,111
Long-term liabilities
Long-term debt	2,194	825	—	307	—	3,326
Intercompany loans payable (receivable)	377	(849)	—	472	—	—
Long-term pension and post employment benefit obligations	70	—	—	153	—	223
Deferred income taxes	57	—	—	85	—	142
Other long-term liabilities	85	—	—	22	—	107

Total liabilities	3,448	(1)	(20)	1,482	—	4,909

Minority interest in consolidated subsidiaries	9	—	—	4	—	13
Shareholder’s (deficit) equity	(1,414)	23	46	605	(674)	(1,414)

Total liabilities and shareholder’s deficit	$2,043	$22	$26	$2,091	$(674)	$3,508

HEXION SPECIALTY CHEMICALS, INC.

NINE MONTHS ENDED SEPTEMBER 30, 2007

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows (used in) provided by Operating Activities	$(83)	$—	$1	$166	$—	$84
Cash Flows (used in) provided by Investing Activities
Capital expenditures	(35)	—	—	(37)	—	(72)
Capitalized interest	(1)	—	—	—	—	(1)
Acquisition of business, net	—	—	—	(63)	—	(63)
Deferred acquisition costs	(105)	—	—	—	—	(105)
Dividend from subsidiary	11	—	6	—	(17)	—
Proceeds from the sale of assets	—	—	—	13	—	13
Proceeds for the sale of businesses, net	—	—	5	—	—	5

	(130)	—	11	(87)	(17)	(223)

Cash Flows provided by (used in) Financing Activities
Net short-term debt repayments	4	—	—	(6)	—	(2)
Borrowings of long-term debt	754	—	—	1,400	—	2,154
Repayments of long-term debt	(790)	—	—	(1,047)	—	(1,837)
Affiliated loan (repayments) borrowings	343	—	(1)	(342)	—	—
Dividends paid	(11)	—	(11)	(6)	17	(11)
Long-term debt and credit facility financing fees	(1)	—	—	(1)	—	(2)

	299	—	(12)	(2)	17	302

Effect of exchange rates on cash and equivalents	—	—	—	9	—	9

Increase in cash and equivalents	86	—	—	86	—	172
Cash and equivalents at beginning of period	7	—	—	57	—	64

Cash and equivalents at end of period	$93	$—	$—	$143	$—	$236

HEXION SPECIALTY CHEMICALS, INC.

NINE MONTHS ENDED SEPTEMBER 30, 2006

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows (used in) provided by Operating Activities	$(37)	$9	$7	$25	$—	$4
Cash Flows (used in) provided by Investing Activities
Capital expenditures	(54)	—	—	(31)	—	(85)
Capitalized interest	(1)	—	—	—	—	(1)
Acquisition of businesses, net	(30)	—	—	(151)	—	(181)
Proceeds from the sale of businesses, net	—	—	5	42	—	47
Dividends from subsidiary	27	—	7	—	(34)	—

	(58)	—	12	(140)	(34)	(220)

Cash Flows provided by (used in) Financing Activities
Net short-term debt borrowings	10	—	—	8	—	18
Borrowings of long-term debt	2,224	—	—	430	—	2,654
Repayments of long-term debt	(1,733)	—	—	(425)	—	(2,158)
Affiliated loan borrowings (repayments)	14	(9)	7	(12)	—	—
Dividends paid	(2)	—	(26)	(8)	34	(2)
Repayment of preferred stock	(397)	—	—	—	—	(397)
Long-term debt and credit facility financing fees paid	(17)	—	—	—	—	(17)
IPO related costs	(5)	—	—	—	—	(5)
Net cash from financing activities of discontinued operations	—	—	—	1	—	1

	94	(9)	(19)	(6)	34	94

Effect of exchange rates on cash and equivalents	—	—	—	8	—	8

Decrease in cash and equivalents	(1)	—	—	(113)	—	(114)
Cash and equivalents at beginning of period	8	—	—	175	—	183

Cash and equivalents at end of period	$7	$—	$—	$62	$—	$69

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in millions)

The following commentary should be read in conjunction with the audited financial statements and the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K.

Within the following discussion, unless otherwise stated, “the quarter ended September 30, 2007” and “the third quarter of 2007” refer to the three months ended September 30, 2007, and “the quarter ended September 30, 2006” and “the third quarter of 2006” refer to the three months ended September 30, 2006.

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

Our products are used in thousands of applications and are sold into diverse markets, such as forest products, architectural and industrial paints, packaging, consumer products and automotive coatings, as well as higher growth markets, such as composites, UV cured coatings and electrical laminates. Major industry sectors that we serve include industrial/marine, construction, consumer/durable goods, automotive, wind energy, aviation, electronics, architectural, civil engineering, repair/remodeling, graphic arts, and oil and gas field support. Key drivers for our business include general economic and industrial growth, housing starts, auto build rates and active gas drilling rigs. As is true for many industries, our financial results are impacted by the effect on our customers of economic upturns or downturns, as well as the impact on our own costs to produce, sell and deliver our products. Our customers use most of our products in their production processes. As a result, factors that impact their industries could significantly affect our results.

Through our worldwide network of strategically located production facilities we serve more than 11,000 customers in 100 countries. Our global customers include leading companies in their respective industries, such as 3M, Ashland Chemical, BASF, Bayer, DuPont, GE, Halliburton, Honeywell, Huntsman, Louisiana Pacific, Owens Corning, PPG Industries, Sumitomo, Sun Chemicals, Valspar and Weyerhaeuser.

The chemical industry has been historically very competitive, and we expect this competitive environment to continue in the foreseeable future. We compete with companies of varying size, financial strength and availability of resources. Price, customer service and product performance are the primary factors that drive competition.

We believe that the Hexion Formation, as well as the recently announced Huntsman merger, provides us with significant opportunities for growth through global product line management, as well as considerable opportunities to increase our operational efficiencies, reduce fixed costs, optimize manufacturing assets and improve capital spending efficiency. We are focused on increasing our revenues, cash flows and profitability. We believe we can achieve these goals through the following strategies:

•

Providing our customers with a broad range of specialty products on a global basis as the world’s largest producer of thermosetting resins. We strive to be a global, comprehensive solutions provider to our customers rather than simply offering a particular product, selling in a single geography or competing on price.

•	Expanding our product offerings through internal innovation, joint research and development initiatives with our customers and research partnership formations.

•

Growing our business in the Asia-Pacific, Eastern Europe and Latin American markets, where the use of our products is increasing, while continuing to review opportunities in other global markets. We also expect to accelerate the penetration of our high-end, value-added products into new markets by combining sales and distribution infrastructures.

•	Continuing to improve our profitability by realizing cost savings opportunities as a result of the Hexion Formation.

•	Leveraging the expanding global footprint resulting from the in-process Huntsman merger.

Our business segments are based on the products that we offer and the markets that we serve. At September 30, 2007, we had four reportable segments: Epoxy and Phenolic Resins, Formaldehyde and Forest Products Resins, Coatings and Inks, and Performance Products. The major products of our reportable segments are:

•	Epoxy and Phenolic Resins: epoxy resins and intermediates, molding compounds, versatic acids and derivatives, specialty phenolic resins and epoxy coating resins

•	Formaldehyde and Forest Products Resins: forest products resins and formaldehyde applications

•	Coatings and Inks: composite resins, polyester resins, acrylic resins, and ink resins and additives

•	Performance Products: phenolic encapsulated substrates for oilfield and foundry applications

2007 Highlights

•

We acquired the adhesives and resins business of Orica Limited (the “Orica A&R Acquisition”). This business manufactures formaldehyde and formaldehyde-based binding resins used primarily in the forest products industry. This business generated 2006 sales of approximately $85, and has three manufacturing facilities in Australia and New Zealand. This acquisition is included in our Formaldehyde and Forest Products Resins segment and contributed $24 and $66 in incremental sales for the three and nine months ended September 30, 2007, respectively.

•

We amended and restated our senior secured credit facilities in order to reduce the interest rates on our term loan borrowings by 0.25%. In addition, we borrowed $300 in incremental term loans that will mature in 2013. We expect to use the proceeds of the incremental term loans to fund business acquisitions and for general corporate purposes. In addition, the new senior secured credit facilities were changed to replenish the amount of incremental borrowings available to $200.

•

We realized $10 and $35 of planned synergies in the three and nine months ended September 30, 2007, respectively. We have realized $105 of cumulative planned synergies at September 30, 2007. We are progressing as planned towards completion of $175 in synergies from the Hexion Formation. We expect to achieve approximately $125 of these synergies by the end of 2007.

•	Despite experiencing significant volatility in our raw material costs, we have been able to pass along most of these increased costs in higher selling prices in many of our product lines.

•

We announced the pending merger of Huntsman Corporation (“Huntsman”) in an all-cash transaction valued at approximately $10,600, which includes the assumption of debt. Huntsman is a global manufacturer of differentiated chemicals and pigments, has approximately 14,000 employees and over 75 operations in 24 countries, and had 2006 revenues of approximately $10,600.

•

We acquired the German forest products resins and formaldehyde business of Arkema GmbH on November 1, 2007 for a purchase price of €44, or $64, subject to certain adjustments. This business manufactures formaldehyde and formaldehyde-based resins. The business employs approximately 100 people and had 2006 revenues of approximately €101, or $127. This business will be included in the Formaldehyde and Forest Products Resins segment.

Outlook

Our business is impacted by general economic and industrial growth, housing starts, automotive builds, oil and natural gas drilling activity and general industrial production. Our business has both geographic and end market diversity that reduces the impact of any one of these factors on our overall performance. We anticipate an increase in demand in many of the markets that we serve in both industrialized and developing nations, and we expect an upward trend in overall utilization rates for thermosetting resins. Specifically, we expect epoxy demand will increase due to market capacity constraints and strong sales in the wind turbines and aeronautics end markets. We expect these volume increases will be partially offset by lower volume in several other key markets. We anticipate that continued softness in North American automotive build rates will continue to exert downward volume pressure on certain product lines that are included in our Epoxy and Phenolic Resins, Coatings and Inks and Performance Products segments. We also anticipate a continuing trend of lower housing starts into 2008 in North America that will impact our forest products resins, which are included in our Formaldehyde and Forest Products Resins segment, and our phenolic specialty resins, epoxy coating, polyester and acrylic resins product lines, which are included in our Epoxy and Phenolic Resins, and Coatings and Inks segments. However, we anticipate strength in the European automotive and construction markets will help offset a portion of the softness of the North American automotive and housing markets.

We expect that raw material cost volatility will likely continue because of volatile key feedstock pricing. To help mitigate this volatility we have purchase and sale contracts with many of our vendors and customers that contain periodic price adjustment mechanisms. Due to differences in the timing of the pricing mechanism trigger points between our sales and purchase contracts, there is often a lead-lag impact during which profit margins are negatively impacted in the short term when raw material prices increase and are positively impacted when raw material prices fall. During the nine months ended September 30, 2007, we were successful in raising prices across many of our product lines to recover higher raw material costs, which increased net sales in 2007. We experienced a positive lead-lag impact on operating income of $4 and $8 during the three and nine months ended September 30, 2007, respectively. We will continue to focus on pricing where we have opportunities in certain markets to pass through raw material price increases.

We expect to generate increased free cash flow (which we define as cash flow from operating activities less anticipated capital expenditures) due to improved sales pricing, realizing planned synergies and lower one-time costs from the Hexion integration, and continued focus on reducing working capital. We plan to spend approximately $120 on capital expenditures in 2007.

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

During the second quarter of 2007, the Company recorded an out of period charge of approximately $2 related to an asset impairment charge at a European subsidiary. As a result of this adjustment, the Company’s nine month 2007 Operating income and Income from continuing operations before income tax, earnings from unconsolidated entities and minority interest decreased approximately $2 and net income decreased by less than $2. Management does not believe that this adjustment is material to the Financial Statements for the nine months ended September 30, 2007 or to any prior periods.

Raw materials comprise approximately 85% of our product costs. The three largest raw materials used in our production processes are phenol, methanol and urea. These materials represent approximately half of our total raw material costs. Fluctuations in energy costs, such as volatility in the price of crude oil and related petrochemical products, as well as the cost of natural gas, have caused significant volatility in our raw material costs. The average prices of phenol, methanol, and urea (decreased) increased by approximately (2%), (15%) and 41%, respectively, in the third quarter of 2007 compared to the third quarter of 2006. The average prices of phenol, methanol, and urea increased by approximately 10%, 12% and 40%, respectively, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Passing through raw material price changes can result in significant variances in sales comparisons from year to year. We had a favorable impact on sales from passing through raw material price increases to our customers, as allowed by our customer contracts, in both the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006.

Results of Operations

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended September 30,		Nine Months ended September 30,
(In millions)	2007	2006	2007	2006
Net sales	$1,427	$1,336	$4,330	$3,896
Cost of sales	1,214	1,157	3,686	3,342

Gross profit	213	179	644	554
Gross profit as a percentage of net sales	15%	13%	15%	14%
Selling, general & administrative expense	104	97	311	293
Transaction costs	—	—	1	21
Integration costs	8	21	28	45
Other operating expense (income), net	13	4	23	(32)

Operating income	88	57	281	227
Operating income as a percentage of net sales	6%	4%	6%	6%
Interest expense, net	84	61	237	171
Loss on extinguishment of debt	—	—	—	52
Other non-operating (income) expense, net	(1)	(1)	5	2

Total non-operating expenses	83	60	242	225

Income (loss) from continuing operations before income tax, earnings from unconsolidated entities and minority interest	5	(3)	39	2
Income tax expense	10	11	43	41

Loss from continuing operations before earnings from unconsolidated entities and minority interest	(5)	(14)	(4)	(39)
Earnings from unconsolidated entities, net of tax	1	1	3	3
Minority interest in net loss (income) of consolidated subsidiaries	2	—	(1)	(4)

Loss from continuing operations	(2)	(13)	(2)	(40)
Loss from discontinued operations	—	(1)	—	(14)

Net loss	(2)	(14)	(2)	(54)
Accretion of redeemable preferred stock	—	—	—	33

Net loss available to common shareholders	$(2)	$(14)	$(2)	$(87)

Three months ended September 30, 2007 vs. 2006

Sales

In the third quarter of 2007, net sales increased by $91, or 7%, compared with the third quarter of 2006. Acquisitions added $38 in incremental sales while pricing added $94. We passed through raw material price increases to customers in many of our product lines in the third quarter of 2007, including forest products resins, coatings and phenolic specialty resins. Higher prices in the epoxy business also contributed to higher sales. Decreased volumes in several of our product lines, including certain epoxy resins and intermediates, North American forest products resins, coatings, inks and foundry application businesses, negatively impacted sales by $99. These declines were primarily driven by soft North American housing and automotive markets in the third quarter of 2007, as well as increased competition in certain product lines. In addition, a net favorable currency translation of $58 contributed to the sales increase as a result of the strengthening of the euro, Canadian dollar and Brazilian real against the U.S. dollar.

Gross Profit

In the third quarter of 2007, gross profit increased by $34, or 19%, compared with the third quarter of 2006. As a percentage of sales, gross profit improved 2%, to 15%, compared to the third quarter of 2006. The increase was primarily due to higher prices in certain of our product lines and synergies that we realized from the Hexion Formation.

Operating Income

In the third quarter of 2007, operating income increased by $31, or 54%, compared with the third quarter of 2006. As a percentage of sales, operating income improved 2%, to 6%, compared to the third quarter of 2006. This increase was primarily driven by the increase in gross profit as discussed above. Also contributing to the increase were lower Integration costs of $13. In the third quarter of 2006 we incurred higher redundancy and plant rationalization costs and higher incremental administrative costs associated with integration than in the third quarter of 2007. These decreases were partially offset by increased selling, general and administrative expenses primarily as a result of recent acquisitions and support of organic growth. Selling, general and administrative expense remained unchanged as a percentage of sales. Other operating expense, net increased by $9, primarily due to an increase in business realignment charges which were partially offset by gains on the sale of assets.

Non-Operating Expenses

In the third quarter of 2007, total non-operating expenses increased by $23, or 38%, compared with the third quarter of 2006. The increase was mainly due to an increase in net interest expense of $23 due to higher average debt levels and higher interest rates.

Income Taxes

Income tax expense relates primarily to foreign operations and increases in the domestic valuation allowance due to continued domestic losses.

In the third quarter of 2007, income tax expense decreased by $1 compared with the third quarter of 2006. This is due to a $5 tax benefit recognized in the third quarter of 2007 as a result of an enacted reduction in the German income tax rate. This benefit was partially offset by higher taxes from increased earnings in foreign operations during the third quarter of 2007.

Nine months ended September 30, 2007 vs. 2006

Sales

In the first nine months of 2007, net sales increased by $434, or 11%, compared with the first nine months of 2006. Acquisitions, net of a divestiture, added $186 in incremental sales while pricing added $329. We passed through raw material price increases to customers in many of our product lines in the first nine months of 2007, including forest products resins and formaldehyde, coatings and phenolic specialty resins. Higher prices in the epoxy and inks businesses also contributed to higher sales. Decreased volumes in several of our product lines, including certain epoxy resins and intermediates, North American forest products resins, coatings, inks and foundry application businesses, negatively impacted sales by $239. These declines were primarily driven by soft North American housing and automotive markets in the first nine months of 2007, as well as increased competition in certain product lines. In addition, a net favorable currency translation of $158 contributed to the sales increase as a result of the strengthening of the euro, Canadian dollar and Brazilian real against the U.S. dollar.

Gross Profit

In the first nine months of 2007, gross profit increased by $90, or 16%, compared with the first nine months of 2006. As a percentage of sales, gross profit improved 1%, to 15%, compared with the first nine months of 2006. The increase was primarily due to higher prices in certain of our product lines and synergies that we realized from the Hexion Formation.

Operating Income

In the first nine months of 2007, operating income increased by $54, or 24%, compared with the first nine months of 2006. As a percentage of sales, operating income remained consistent with the first nine months of 2006. The increase in operating income was driven primarily by an increase in gross profit as discussed above. Also contributing to the increase was a decrease in Transaction costs of $20. We wrote-off deferred IPO costs and incurred costs for terminated acquisition activities in the first nine months of 2006, while no such costs were incurred in the first nine months of 2007. In addition, Integration costs were lower by $17. In 2006 we incurred higher redundancy and plant rationalization costs and higher incremental administrative costs associated with integration than in 2007. These decreases were partially offset by an increase in Other operating expense of $55 principally caused by a $37 net gain recognized in 2006 due to the Brazilian Consumer Divestiture and increased costs in 2007 for business realignments. Selling, general and administrative expenses increased as a result of recent acquisitions and support of organic growth. Selling, general and administrative expense remained relatively unchanged as a percentage of sales.

Non-Operating Expenses

In the first nine months of 2007, total non-operating expenses increased by $17, or 8%, compared with the first nine months of 2006. The increase was primarily due to an increase in net interest expense of $66 from the first nine months of 2006 due to higher average debt levels and higher interest rates. This was partially offset by the absence in 2007 of a $52 loss on extinguishment of debt that was incurred in 2006 as a result of debt refinancing and recapitalizations in the second quarter of 2006.

Income Taxes

Income tax expense relates primarily to foreign operations and increases in the domestic valuation allowance due to continued domestic losses.

In the first nine months of 2007, income tax expense increased by $2 compared with the first nine months of 2006. This is due to higher taxes from increased earnings in foreign operations, partially offset by a $5 tax benefit recognized in the third quarter of 2007 due to an enacted reduction in the German income tax rate.

Results of Operations by Segment

Following are net sales and Segment EBITDA (earnings before interest, income taxes, depreciation and amortization) by reportable segment. Segment EBITDA is defined as EBITDA adjusted to exclude certain non-cash and certain non-recurring expenses. Segment EBITDA is the primary performance measure used by our senior management, the chief operating decision-maker and the Board of Directors to evaluate operating results and allocate capital resources among segments. Segment EBITDA is also the profitability measure used to set management and executive incentive compensation goals. Corporate and Other is primarily corporate general and administrative expenses that are not allocated to the segments.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net Sales to Unaffiliated Customers(1)(2)(3):
Epoxy and Phenolic Resins	$614	$544	$1,808	$1,613
Formaldehyde and Forest Product Resins	387	357	1,215	1,083
Coatings and Inks	329	343	1,014	928
Performance Products	97	92	293	272

	$1,427	$1,336	$4,330	$3,896

Segment EBITDA(2)(3):
Epoxy and Phenolic Resins	$95	$63	$275	$205
Formaldehyde and Forest Product Resins	39	41	126	113
Coatings and Inks	20	25	69	70
Performance Products	22	16	57	47
Corporate and Other	(14)	(10)	(41)	(34)

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.
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

Three Months Ended September 30, 2007 vs. Three Months Ended September 30, 2006 Segment Results

Following is an analysis of the percentage change in sales by segment from the three months ended September 30, 2006 to the three months ended September 30, 2007:

	Volume	Price/Mix	Currency Translation	Acquisitions/ Divestitures	Total
Epoxy and Phenolic Resins	(5)%	13%	5%	—	13%
Formaldehyde and Forest Products Resins	(8)%	2%	4%	10%	8%
Coatings and Inks	(12)%	3%	5%	—	(4)%
Performance Products	(2)%	6%	1%	—	5%

Epoxy and Phenolic Resins

Net sales increased in the third quarter of 2007 by $70, to $614, compared to the third quarter of 2006. Higher average selling prices contributed $69 across all product lines due to pricing improvement initiatives in 2007 and passing through of higher raw material costs. Lower volumes, primarily in our epoxy business, negatively impacted sales by $26, due to the soft North American housing and automotive markets. These volume decreases were partially offset by strong demand in the wind turbines and aeronautics end markets as well as the European construction market. We had a favorable currency translation impact of $27 as the euro strengthened against the U.S. dollar in 2007.

Segment EBITDA increased in the third quarter of 2007 by $32, to $95, compared to the third quarter of 2006 due to the positive impacts of increased sales, our pricing improvement initiatives and realization of synergies related to the Hexion Formation.

Formaldehyde and Forest Products Resins

Net sales increased in the third quarter of 2007 by $30, to $387, compared to the third quarter of 2006. The net impact of acquisitions and a divestiture added $38 to net sales. Lower volumes negatively impacted sales by $30, primarily in our North American forest products resins business, as a result of a softer North American housing market. Volume declines were partially offset by price increases of $8 as commercial contracts allowed the pass through of higher raw material costs to our customers primarily in our forest products resins business. Favorable currency translation of $14 also contributed to higher sales as the euro, the Canadian dollar and the Brazilian real strengthened against the U.S. dollar.

Segment EBITDA declined in the third quarter of 2007 by $2, to $39, compared to the third quarter of 2006. The net impact of acquisitions and a divestiture added $3 of Segment EBITDA in the third quarter of 2007. EBITDA of the existing businesses declined $5 largely due to volume declines in the North American forest product resins business as well as increased raw material costs.

Coatings and Inks

Net sales declined in the third quarter of 2007 by $14, to $329, compared to the third quarter of 2006. Volume declines accounted for $41 of the decrease. Coatings volumes declined due to the soft housing market in North America, while Inks volumes decreased due to increased competition and pricing initiatives. Pricing improvement initiatives in our coatings and inks businesses added $11 to sales. Favorable currency translation added $16 to sales as the euro strengthened against the U.S. dollar in the third quarter of 2007.

Segment EBITDA decreased by $5 to $20, in the third quarter of 2007 as compared to the third quarter of 2006. Segment EBITDA of both the Coatings and Inks businesses decreased, primarily due to the volume declines discussed above.

Performance Products

Net sales increased in the third quarter of 2007 by $5, to $97, compared to the third quarter of 2006. Pricing contributed $6 in additional sales from pricing initiatives across most of our product lines. Lower volumes resulted in a sales decline of $2 from the third quarter of 2006, primarily attributable to continued weak demand in the North American automotive sector for our foundry products. This was partially offset by volume improvements in our oilfield products due to an increase in U.S. natural gas drilling activities in the third quarter of 2007. Favorable currency translation contributed $1 to the increased sales.

Segment EBITDA in the third quarter of 2007 increased by $6, to $22, compared to the third quarter of 2006, primarily due to higher average selling prices discussed above, coupled with favorable product mix from sales of higher margin products in our oilfield products business.

Corporate and Other

Corporate and Other charges increased by $4, to $14, compared to the third quarter of 2006 primarily due to increased headcount and outside consulting to support business growth, the Sarbanes-Oxley internal control compliance initiative and the establishment of a European shared services center in 2007. In addition, 2006 included a $2 insurance recovery related to Hurricane Katrina.

Nine Months Ended September 30, 2007 vs. 2006 Segment Results

Following is an analysis of the percentage change in sales by segment from the nine months ended September 30, 2006 to the nine months ended September 30, 2007:

	Volume	Price/Mix	Currency Translation	Acquisitions/ Divestitures	Total
Epoxy and Phenolic Resins	(4)%	11%	5%	—	12%
Formaldehyde and Forest Products Resins	(8)%	10%	2%	8%	12%
Coatings and Inks	(9)%	3%	5%	10%	9%
Performance Products	(1)%	8%	1%	—	8%

Epoxy and Phenolic Resins

Net sales increased in the first nine months of 2007 by $195, to $1,808, compared to the first nine months of 2006. Higher average selling prices contributed $172 across all product lines due to pricing improvement initiatives and passing through of higher raw material costs. Lower volumes, primarily in our epoxy business, negatively impacted sales by $60, due to the soft North American housing and automotive markets. These volume decreases were partially offset by strong demand in the wind turbines and aeronautics end markets as well as the European construction market. We had a favorable currency translation impact of $83 as the euro strengthened against the U.S. dollar in 2007.

Segment EBITDA increased in the first nine months of 2007 by $70 to $275, compared to the first nine months of 2006 due to the positive impacts of increased sales, our pricing improvement initiatives and realization of synergies related to the Hexion Formation.

Formaldehyde and Forest Products Resins

Net sales increased in the first nine months of 2007 by $132, to $1,215, compared to the first nine months of 2006. The net impact of acquisitions and a divestiture added $88 to net sales. Sales increased $106 as commercial contracts allowed the pass through of higher raw material costs to our customers in our forest products resins and formaldehyde applications businesses. Lower volumes negatively impacted sales by $91. Volumes in our North American forest products resins business were lower as a result of a softer North American housing market, partially offset by higher volumes in our international forest products resins. Favorable currency translation of $29 also contributed to higher sales because the euro, Canadian dollar and the Brazilian real strengthened against the U.S. dollar.

Segment EBITDA increased in the first nine months of 2007 by $13, to $126, compared to the first nine months of 2006. The net impact of acquisitions and a divestiture added $10 to Segment EBITDA in the first nine months of 2007. The remaining increase resulted from improved margins primarily due to a positive lead-lag impact in the first nine months of 2007 compared to the impact in the first nine months of 2006, offset by lower volumes in the North American forest products resins business.

Coatings and Inks

Net sales increased in the first nine months of 2007 by $86, to $1,014, compared to the first nine months of 2006. The Coatings Acquisition and Inks Acquisition added $98 of net sales in the first nine months of 2007. Pricing added approximately $31 to sales from pricing improvement initiatives in our coatings and inks businesses and the pass through of raw material price increases primarily in our Coatings business. The pricing increases were more than offset by lower volumes, which negatively impacted sales by $86. Coatings volumes declined due to the soft North American housing market, while Inks volumes declined due to increased competition and the aforementioned pricing initiatives. Favorable currency translation added $43 to sales because the euro strengthened against the U.S. dollar in 2007.

Coatings and Inks first nine months of 2007 Segment EBITDA declined by $1 to $69, as compared to the first nine months of 2006. Coatings and Inks Segment EBITDA declined due to the effects of the decreased volume as discussed above.

Performance Products

Net sales increased in the first nine months of 2007 by $21, to $293, compared to the first nine months of 2006. Pricing initiatives and passing through raw material price increases to customers across all of our product lines added $20 of sales. Overall volume declines had a negative impact of $2 from the first nine months of 2006 as volume declines in our foundry business were only partially offset by an increase in oilfield products volumes. Foundry volumes were impacted by softer demand in the North American automotive sector. Volume improvements in our oilfield products were a result of increased U.S. natural gas drilling activities in the first nine months of 2007 and increased production capacity as a result of our new Canadian production facility. Favorable currency translation of $3 also contributed to the increased sales.

Segment EBITDA in the first nine months of 2007 increased by $10 to $57, compared to the first nine months of 2006, primarily due to higher average selling prices discussed above, coupled with favorable product mix from sales of higher margin products in our oilfield products.

Corporate and Other

Corporate and Other charges increased by $7, to $41, compared to the first nine months of 2006 primarily due to increased headcount and outside consulting to support business growth, the Sarbanes-Oxley internal control compliance initiative and the establishment of a European shared services center in 2007. In addition, 2006 included a $2 insurance recovery related to Hurricane Katrina.

Reconciliation of Segment EBITDA to Net Loss:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Segment EBITDA:
Epoxy and Phenolic Resins	$95	$63	$275	$205
Formaldehyde and Forest Product Resins	39	41	126	113
Coatings and Inks	20	25	69	70
Performance Products	22	16	57	47
Corporate and Other	(14)	(10)	(41)	(34)

Reconciliation:
Items not included in Segment EBITDA
Transaction costs	—	—	(1)	(21)
Integration costs	(8)	(21)	(28)	(45)
Non-cash charges	(2)	—	(17)	(13)
Unusual items:
Gain (loss) on divestiture of businesses	4	(1)	8	40
Purchase accounting effects/inventory step-up	—	(1)	—	(3)
Discontinued operations	—	(1)	—	(14)
Business realignments	(6)	(3)	(16)	(4)
Other	(9)	(5)	(9)	(8)

Total unusual items	(11)	(11)	(17)	11

Total adjustments	(21)	(32)	(63)	(68)
Interest expense, net	(84)	(61)	(237)	(171)
Loss on extinguishment of debt	—	—	—	(52)
Income tax expense	(10)	(11)	(43)	(41)
Depreciation and amortization	(49)	(45)	(145)	(123)

Net loss	$(2)	$(14)	$(2)	$(54)

Items not included in Segment EBITDA

For the nine months ended September 30, 2006, Transaction costs resulted primarily from writing-off deferred IPO costs and costs from terminated acquisition activities.

For the three and nine months ended September 30, 2007 and 2006, Integration costs represent redundancy and plant rationalization costs, and incremental administrative costs for integration programs as a result of the Hexion Formation and recent acquisitions, as well as costs to implement a single, company-wide, management information and accounting system.

For the three months ended September 30, 2007 and the nine months ended September 30, 2007 and 2006, Non-cash charges are primarily stock-based compensation expense, impairments of property and equipment, and unrealized foreign exchange and derivative activity.

Not included in Segment EBITDA are certain non-cash and certain non-recurring income or expenses that are deemed by management to be unusual in nature. For the three months ended September 30, 2007, these items consisted of gains on the sale of assets, business realignment costs, the announced exit from the European solvent coating resins business (the “Alkyds Divestiture”) and costs to settle a lawsuit. For the nine months ended September 30, 2007, these items included gains on the sale of assets, a gain on the sale of a portion of the Company’s ownership in HAI, business realignment costs, the Alkyds Divestiture, management fees and costs to settle a lawsuit. For the three months ended September 30, 2006, these items principally consisted of business realignments and the Alkyds Divestiture. For the nine months ended September 30, 2006, these items included a gain on the Brazilian Consumer Divestiture, a charge related to the discontinued operations of Taro Plast, the gain from a litigation settlement, net of related legal fees, business realignment costs and the Alkyds Divestiture.

Liquidity and Capital Resources

Sources and Uses of Cash

We are a highly leveraged company. Our liquidity requirements are significant, primarily due to our debt service requirements. At September 30, 2007, we had $3,722 of debt, including $63 of short-term maturities. In addition, we had $236 of cash and equivalents.

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

At September 30, 2007, we had additional borrowing capacity under our senior secured revolving credit facilities of $215. We have additional credit facilities at certain domestic and international subsidiaries with various expiration dates through 2008. As of September 30, 2007, we had $84 available for borrowing under these facilities.

Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30:

	2007	2006
Operating activities	$84	$4
Investing activities	(223)	(220)
Financing activities	302	94
Effect of exchange rates on cash flow	9	8

Net change in cash and equivalents	$172	$(114)

Operating Activities

In the first nine months of 2007, operations provided $84. Net loss of $2 included $165 of non-cash items, of which $145 was for depreciation and amortization. Working capital (defined as accounts receivable and inventories less accounts and drafts payable) and changes in other assets and liabilities used $52 due to the growth of the business and timing of cash collections and expense recognition versus cash payments. In 2007 cash from operations related to taxes used $27. Tax cash payments of $58, of which $24 was paid to the Netherlands taxing authority for a settlement of a prior year’s tax audit, were partially offset by increases in the tax accrual due to higher taxes from increased earnings in foreign operations.

In the first nine months of 2006, operations provided $4. Net loss of $54 included $176 of non-cash and adjustments to net loss items, primarily for depreciation and amortization, gain on the sale of businesses, loss from discontinued operations, writing-off deferred IPO costs and financing fees. Working capital used $108 primarily due to the timing of cash collections versus cash payments and higher working capital from acquisitions. We received $44, net of legal fees, from the settlement of a lawsuit, and we received an insurance reimbursement of $33 related to payments made in a prior year for a legal case. These were partially offset by contributions to our pension plans and spending related to our integration activities.

Investing Activities

In the first nine months of 2007, investing activities used $223. We spent $63 for acquisitions and $72 for capital expenditures, primarily for plant expansions and improvements. We also spent $105 for costs related to in-process acquisitions.

In the first nine months of 2006, investing activities used $220. We spent $181 for acquisitions and $85 for capital expenditures, primarily for plant expansions and improvements. We received proceeds of $47 for business divestitures, primarily for the Brazilian Consumer Divestiture.

Financing Activities

In the first nine months of 2007, financing activities provided $302. Net short-term debt repayments were $2. Net long-term borrowings of $317 were for acquisitions, working capital requirements and in-process acquisition funding needs.

In the first nine months of 2006, financing activities provided $94. We made net long-term debt repayments of $2,158, had net short-term borrowings of $18 and long-term borrowings of $2,654, primarily related to the debt restructuring completed in the second quarter of 2006. Also in connection with the debt restructuring, we paid $397 to redeem Preferred Stock and paid $17 of debt refinancing fees. In addition, we paid $5 of IPO related costs that were subsequently written off when we suspended our IPO.

Huntsman Transaction Funding Requirements

In connection with the pending Huntsman merger, Huntsman terminated an Agreement and Plan of Merger with Basell AF. As a result, Huntsman paid Basell AF a break-up fee in the amount of $200, of which we funded $100 in July 2007.

The pending Huntsman merger is valued at approximately $10,600, which includes the assumption of debt. Lenders have committed to fully finance this merger when the transaction closes. If the merger has not occurred prior to April 6, 2008, the cash price per share to be paid by the Company will increase at the rate of 8% per annum (inclusive of any dividends paid).

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

In February 2007, we financed the Orica A&R Acquisition with proceeds of approximately $70 from a new five-year Australian Multi-Currency Term / Working Capital Facility (the “New Australian Facility”). Approximately $30 of the New Australian Facility is effectively fixed at a rate of 6.6% through the use of interest rate swap agreements. The remaining balance has a variable interest rate equal to the 90 day Australian or New Zealand Bank Bill Rates plus an applicable margin. The rate at September 30, 2007 was 8.6%.

In June 2007, we amended and restated our senior secured credit facilities to reduce the interest rates applicable to the borrowings of term loans by 25 basis points, fund incremental term loans in the amount of $200 which will mature in 2013, and replenish the amount of incremental borrowings available under the agreements to $300. On August 7, 2007, the Company funded additional term loans in the amount of $100 which will mature in 2013. Proceeds of the incremental term loans will be used to fund business acquisitions, repay revolving loans and for general corporate purposes. The weighted average interest rate of the incremental term loans at September 30, 2007 was 7.2%.

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

Fixed charges are defined as interest expense excluding the amortization or write-off of deferred financing costs. Adjusted EBITDA is defined as EBITDA further adjusted to exclude certain non-cash, non-recurring and realized or expected future cost savings directly related to prior acquisitions and the Hexion Formation. As we are highly leveraged, we believe that including the supplemental adjustments that are made to calculate Adjusted EBITDA provides additional information to investors about our ability to comply with our financial covenants and our ability to obtain additional debt in the future. Adjusted EBITDA and Fixed Charges are not defined terms under accounting principles generally accepted in the United States of America. Adjusted EBITDA should not be considered an alternative to operating income or net income as a measure of operating results, or as an alternative to cash provided by operations as a measure of liquidity. Fixed Charges should not be considered an alternative to interest expense. At September 30, 2007, we were in compliance with all of the financial covenants and restrictions that are contained in the indentures that govern our notes and all of our credit facilities.

September 30, 2007 LTM Period
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(57)
Income taxes	16
Interest expense, net	308
Loss from extinguishment of debt	69
Depreciation and amortization expense	193

EBITDA	529
Adjustments to EBITDA:
Acquisitions EBITDA(1)	27
Integration costs(2)	40
Non-cash charges(3)	26
Unusual items:
Gain on sale of businesses	(7)
Business realignments(4)	10
Other(5)	11

Total unusual items	14

In process Synergies(6)	70

Adjusted EBITDA(7)	$706

Fixed charges(8)	$306

Ratio of Adjusted EBITDA to Fixed Charges	2.31

(1)	Represents the incremental EBITDA impact for the Orica A&R Acquisition and the Arkema acquisition as if they had taken place at the beginning of the period.
(2)	Represents redundancy and incremental administrative costs from integration programs. Also includes costs to implement a single, company-wide management information and accounting system.
(3)	Includes non-cash charges for fixed assets impairments, stock-based compensation expense and unrealized foreign exchange and derivative activity.
(4)	Represents plant rationalization, headcount reduction and other costs associated with business realignments.
(5)	Includes the impact of the announced Alkyds Divestiture as if it had taken place at the beginning of the period, costs to settle a lawsuit, one-time benefit plan costs and management fees.
(6)	Represents estimated net unrealized synergy savings resulting from the Hexion Formation.

(7)

We are required to maintain an Adjusted EBITDA to Fixed Charges ratio of greater than 2.0 to 1 to be able to incur additional indebtedness under our indenture for the Second Priority Senior Secured Notes. As of September 30, 2007, we were able to satisfy this covenant and incur additional indebtedness under this indenture.

(8)

LTM Period fixed charges reflect pro forma interest expense as if the Orica A&R Acquisition, the Arkema acquisition, and the amendments of our senior secured credit facilities, which occurred in November 2006 and June 2007, had taken place at the beginning of the period.

Contractual Obligations

There have been no material changes during the first nine months of 2007 in the contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

As discussed in Note 10 of the Notes to the Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109. At September 30, 2007, we have a liability for unrecognized tax benefits and an accrual for the payment of related interest of $37. We are unable, at this time, to determine the timing of these future payments.

Off Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2007.

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

On January 10, 2007, we entered into a three-year interest rate swap agreement designed to offset cash flow variability associated with interest rate fluctuations on our variable rate debt. This swap becomes effective in 2008. The initial notional amount of the swap is $300, but will increase to $700 before being amortized down to $375, which, when combined with our other interest rate swaps, will effectively maintain a fixed interest rate on between 60% and 70% of total debt. The interest rate swap had a fair value of negative $4 as of September 30, 2007. There have been no other material developments during the first nine months of 2007 on the matters we have previously disclosed about quantitative and qualitative market risk in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Changes in Internal Controls

As a result of the Hexion Formation and recent acquisitions, management continues to evaluate resources, change and expand roles and responsibilities of key personnel and make changes to certain processes related to financial close, shared services and financial reporting. In connection with the above activities, we continue to consolidate some of our transaction processing and general accounting activities into a common shared services transaction-processing environment. We have launched a project to migrate multiple legacy management information and accounting systems to a single, company wide, management information and accounting system. As of October 1, 2007, locations that comprise approximately 90% of our revenue have been migrated; the remainder are expected to migrate in the fourth quarter of 2007 and in 2008. This change to a shared services business model (for certain processes) along with a single, company wide, management information and accounting system is intended to further enhance our internal control over financial reporting and our operating efficiencies. No other changes occurred in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.	Legal Proceedings

CTA Acoustics—From the third quarter 2003 to the first quarter 2004, six lawsuits were filed against the Company and others in the 27th Judicial District, Laurel County Circuit Court, in Kentucky, arising from an explosion at a customer’s plant where seven plant workers were killed and other workers were injured. Lawsuits seeking recovery for wrongful death, emotional and personal injury and loss of consortium were settled in the fourth quarter 2005. The Company’s share of these settlement amounts was covered by insurance. The litigation also included claims by the Company’s customer against the Company for property damage, which was tried April 2007. In May 2007, a jury awarded CTA $122 in damages related to their loss of property, plant and equipment in the 2003 explosion. The Company’s insurance carriers are responsible for the current jury verdict, are appealing the verdict and will be responsible for legal fees and bond costs.

HAI Antitrust Class Action—In November 2003, HAI received a grand jury subpoena from the U.S. Department of Justice Antitrust Division relating to a foundry resins grand jury investigation. Between May and July 2004, eighteen lawsuits were filed in various jurisdictions alleging that the Company and HAI, along with various other entities, conspired to fix foundry resin prices and allocate markets. Subsequently, ten of the cases were dropped and the eight remaining cases were consolidated in the U.S. District Court for the Southern District of Ohio. In the fourth quarter of 2005, the grand jury investigation was closed without issuing indictments. On May 2, 2007, the District Court ruled that the plaintiffs’ proposed class of non-contract foundry resin purchasers would be certified as a class for trial. The defendants’ appeal of this decision to the 6th Circuit Court of Appeals was denied. HAI’s settlement negotiations with plaintiffs resulted in an agreement reached on October 29, 2007 to pay the class $7 with no admission of wrong doing and a dismissal for all HAI defendants.

Item 1A.	Risk Factors

In certain circumstances, if the pending Huntsman merger is terminated, we will be required to pay Huntsman a $325 termination fee. Any such payment could have material and adverse consequences to our financial condition and operations.

In certain circumstances, if the pending Huntsman merger is terminated, we would be required to pay Huntsman a $325 termination fee. Should such a termination fee be payable, our indebtedness and related interest requirements would increase which could have material and adverse consequences to our financial condition and operations for a period of time.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

There were no defaults upon senior securities during the first nine months of 2007.

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

HEXION SPECIALTY CHEMICALS, INC.

Date: November 14, 2007	/s/ William H. Carter
William H. Carter
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)