Form 10-K
period 2007-12-31
HEXION SPECIALTY CHEMICALS, INC.
filed 2008-03-13
CIK 13239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

At December 31, 2007, the aggregate market value of voting and non-voting common equity of the Registrant held by non-affiliates was zero.

Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on February 15, 2008: 82,556,847

Documents incorporated by reference. None

HEXION SPECIALTY CHEMICALS, INC.

PART I

(dollars in millions)

ITEM 1 - BUSINESS

Overview

Hexion Specialty Chemicals, Inc., a New Jersey corporation with predecessors dating from 1899 (which we may refer to as “we,” “us,” “our,” “Hexion” or the “Company”), is the world’s largest producer of thermosetting resins, or thermosets. Thermosets are a critical ingredient in virtually all paints, coatings, glues and other adhesives produced for consumer or industrial uses. We provide a broad array of thermosets and associated technologies, and have significant market positions in each of the key markets that we serve. Our breadth of related products provides our operations, technology and commercial service organizations with competitive advantages, while our scale provides us with significant efficiencies in our cost structure, allowing us to compete effectively throughout the value chain.

Thermosets are developed to meet the performance characteristics required for each specific end use product. The type of thermoset used, and how it is formulated, applied and cured, determines its key attributes, such as durability, gloss, heat resistance, adhesion, or strength of the final product. We have the broadest range of thermoset resin technologies in our industry, with high quality research, applications development and technical service capabilities. Our thermosets are sold under a variety of well-recognized brand names including BORDEN® (phenolic and amino resins), EPIKOTE® (epoxy resins), EPIKURE® (epoxy curatives), BAKELITE (phenolic and epoxy resins), LAWTER™ (inks) and CARDURA® (high-end automotive coatings).

Our products are used in thousands of applications and are sold into diverse markets, such as forest products, architectural and industrial paints, packaging, consumer products and automotive coatings, as well as higher growth markets, such as composites, UV cured coatings and electrical laminates. Major industry sectors that we serve include industrial/marine, construction, consumer/durable goods, automotive, wind energy, aviation, electronics, architectural, civil engineering, repair/remodeling, graphic arts, and oil and gas field support. The diversity of our products limits our dependence on any one market or end-use. We have a history of product innovation and success in introducing new products to new markets, as evidenced by more than 1,700 patents, the majority of which relate to the development of new products and processes for manufacturing.

As of December 31, 2007, we had 99 production sites around the world. Through our worldwide network of strategically located production facilities, we serve more than 8,900 customers in over 110 countries. We believe that our global scale provides us with significant advantages in serving a global market. Often we are able to internally produce strategic raw materials, providing us with a lower cost operating structure and security of supply. Where we are integrated downstream into product formulations, our technical know-how and market presence provide additional value. Our position in certain additives, complementary materials and services further enables us to leverage our core thermoset technologies and provide our customers a broad range of product solutions. As a result of our focus on innovation and a high level of technical service, we have cultivated long-standing customer relationships. Our global customers include leading companies in their respective industries, such as 3M, Ashland Chemical, BASF, Bayer, DuPont, GE, Halliburton, Honeywell, Huntsman, Louisiana Pacific, Owens Corning, PPG Industries, Sumitomo, Sun Chemicals, Valspar and Weyerhaeuser.

Industry

The size of the global thermosetting resins market is approximately $39 billion in annual sales. Thermosetting resins include materials such as phenolic resins, epoxy resins, polyester resins, acrylic resins, alkyd resins and urethane resins. Thermosetting resins are used for a wide variety of applications due to their superior adhesion and bonding properties, heat resistance, and protective and aesthetic characteristics, compared to other materials. The key product areas of the global thermosetting resins market that we focus on, and in which we have leading market positions, is approximately $20 billion in annual sales.

Thermosets are sold to the global coatings, composites and adhesives markets, which have combined annual sales of over $100 billion. Thermosetting resins are generally considered specialty chemical products because they are sold primarily on the basis of performance, technical support, product innovation and customer service. Although the thermosetting resins market has changed in recent years, it remains fragmented with many small, non-core divisions of large chemical conglomerates and many small and medium-sized companies that provide a relatively high level of customization and service to their end markets. We believe we are one of the largest North American-based specialty chemicals company.

The principal factors that contribute to success in the specialty chemicals market are (1) consistent delivery of high-quality products, (2) favorable process economics, (3) the ability to provide value to customers through both product attributes and strong technical service, and (4) a presence in large and growing markets.

Products and Market Applications

Our business is organized based on the products that we offer and the markets that we serve. At December 31, 2007, we had four reportable segments: Epoxy and Phenolic Resins, Formaldehyde and Forest Products Resins, Coatings and Inks, and Performance Products. A summary of the major products and primary applications of our reportable segments follows:

Epoxy & Phenolic Resins

2007 Net Sales: $2,424

Epoxy Resins and Intermediates

We are one of the world’s largest suppliers of epoxy resins. Epoxy base resins are the fundamental building blocks of many types of materials and are often used in the automotive, aerospace and electronics industries due to their unparalleled strength and durability. We also provide a variety of complementary specialty products such as curing agents and reactive diluents. In addition, we are a major producer of bisphenol-A (“BPA”) and epichlorohydrin (“ECH”), key precursors in the manufacture of epoxy base resins. We internally consume the majority of our BPA, and virtually all of our ECH.

Products	Key Applications

Civil Engineering	Bridge and canal construction, concrete enhancement and corrosion protection

Electrical Castings	Generators and bushings, transformers, medium and high-voltage switch gear components, post insulators, capacitors and automotive ignition coils

Adhesives	Automotive: hem flange adhesives and panel reinforcements

Construction: ceramic tiles, chemical dowels and marble

Aerospace: metal and composite laminates

Electronics: chip adhesives, solder masks and electronic inks

Electronic Resins	Unclad sheets, tube and molding, paper impregnation, cotton and glass filaments, printed circuit boards and electrical laminates

Composite Resins

We are a leading producer of resins that are used in composites. Composites are a fast-growing class of materials that are used in a wide variety of applications ranging from airframes and windmill blades to sports equipment. We supply composite epoxy resins to fabricators in the sporting goods and pipe markets. Our leadership position in epoxy resins, along with our technology and service expertise, enables us to selectively forward integrate into custom formulations for specialty composites, such as turbine blades, that are used in the wind energy market.

In addition to epoxy, we manufacture composite resins from unsaturated polyester resins (“UPR”), which are generally combined with fiberglass to produce cost-effective finished structural parts for applications ranging from boat hulls and recreational vehicles to bathroom fixtures.

Products	Key Applications

Composite Epoxy Resins	Pipes and tanks, automotive (structural interior), sports (ski, snowboard, golf), boats, construction, aerospace, wind energy and industrial applications

Reinforced UPR and Vinyl Ester Resins	Marine, transportation, construction, consumer products, recreational vehicles, spas, bath and shower surrounds

Non-reinforced UPR and Vinyl Ester Resins	Cultured marble, construction, gel coat and surface coating, and automotive putty

Molding Compounds

We are a significant producer of molding compounds in Europe. We formulate and produce a wide range of phenolic, polyester and epoxy molding compounds that are used to manufacture components requiring heat stability, electrical insulation, fire resistance and durability. Applications range from automotive underhood components to appliance knobs and cookware handles.

Products	Key Applications

Phenolic, Epoxy, Vinylester	Automotive ashtrays and under-hood components, heat resistant knobs and bases, switches and breaker components, and pot handles

Long Fiber Reinforced molding compounds	High load, dimensionally stable automotive underhood parts and commutators

Phenolic Specialty Resins

We are one of the leading producers of phenolic specialty resins, which are used in applications that require extreme heat resistance and strength, such as automotive brake pads, engine filters, aircraft components and electrical laminates.

Products	Key Applications

Composites and Electronic Resins	Aircraft components, brakes, ballistic applications, industrial grating, pipe, jet engine components, electrical laminates, computer chip encasement and photolithography

Automotive Phenol Formaldehyde Resins	Acoustical insulation, engine filters, friction materials, interior components, molded electrical parts and assemblies

Construction Phenol Formaldehyde Resins, Urea Formaldehyde Resins, Melamine Formaldehyde Resins, Ketone Formaldehyde and Melamine Colloid	Decorative laminates, fiberglass insulation, floral foam, lamp cement for light bulbs, molded appliance and electrical parts, molding compounds, sandpaper, fiberglass mat, laminates, coatings, crosslinker for thermoplastic emulsions and specialty wet strength paper

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

Versatic Acids and Derivatives

We are the world’s largest producer of versatic acids and derivatives. Versatic acids and derivatives are specialty monomers that provide significant performance advantages for finished coatings, including superior adhesion, flexibility and ease of application. Our products include basic versatic acids and derivatives sold under the Versatic, VEOVA® and CARDURA® names. Applications for versatic acids include decorative, automotive and protective coatings as well as other uses, such as pharmaceuticals and personal care products. We manufacture versatic acids and derivatives using our integrated manufacturing sites and our internally produced ECH.

Products	Key Applications

CARDURA®	Automotive repair/refinishing, automotive original equipment manufacturing (“OEM”) and industrial coatings

Versatic Acids and Derivatives	Chemical building blocks, peroxides, pharmaceuticals and agrochemicals

VEOVA®	Architectural coatings and construction

Formaldehyde and Forest Product Resins

2007 Net Sales: $1,663

Formaldehyde Based Resins and Intermediates

We are the leading producer of formaldehyde-based resins for the North American forest products industry and also hold significant positions in Europe, Latin America and Australia. In addition, we are the world’s largest producer of formaldehyde, a key building block used to manufacture thousands of products. We internally consume the majority of our formaldehyde production. Our forest products resins are used in a wide range of applications in the construction, remodeling and furniture industries.

Products	Key Applications
Forest Products Resins
Engineered Wood Resins	Softwood and hardwood plywood, oriented strand board, laminated veneer lumber, strand lumber and wood fiber resins, such as particleboard, medium density fiberboard and finished veneer lumber

Special Wood Adhesives	Laminated beams, structural and nonstructural fingerjoints, wood composite I-beams, cabinets, doors, windows, furniture, mold and millwork, and paper laminations

Wax Emulsions	Moisture resistance for panel boards and other specialty applications

Formaldehyde Applications
Formaldehyde	Herbicides and fungicides, scavengers for oil and gas production, fabric softeners, Urea Formaldehyde, Melamine Formaldehyde, Phenol Formaldehyde, methyl diphenyl diisocyanate and other catalysts

Coatings & Inks

2007 Net Sales: $1,330

Polyester Resins

We are a leading supplier of polyester resins in North America and are also a major producer of powder polyesters in Europe. We provide liquid and powder custom polyester resins to customers for use in industrial coatings that require specific properties, such as gloss and color retention, resistance to corrosion and flexibility. Polyester coatings are typically used in transportation, automotive, machinery, appliances and metal office furniture.

Products	Key Applications

Powder Polyesters	Outdoor durable systems for architectural window frames, facades and transport; indoor systems for domestic appliances and general industrial applications

Liquid Polyesters and Polyester Dispersions	Automotive, coil and exterior can coating applications

Alkyd Resins

We hold a leading position in alkyd resins in North America. We provide alkyd resins to customers who manufacture professional grade paints and coatings. Alkyd resins are formulated and engineered according to customer specifications, and can be modified with other raw materials to improve performance. Applications include industrial coatings (protective coatings used on machinery, metal coil, equipment, tools and furniture), special purpose coatings (highway-striping paints, automotive refinish coatings and industrial maintenance coatings) and decorative paints (house paint and deck stains). Our alkyd resins business shares an integrated production platform with our polyester resins business, which enables flexible sourcing, plant production balancing and improved economies of scale.

Products	Key Applications

Alkyd and Alkyd Emulsions	Architectural: Exterior enamels, interior semi-gloss and trim, interior/exterior stains and wood primers

Industrial: Metal primers, general metal, transportation, machinery and equipment, industrial maintenance and marine, metal containers and wood furniture

Alkyd Copolymer	Architectural: Stain blocking primer, sanding sealers and aerosols

Industrial: Machinery and equipment, transportation, general metal and drywall coating

Urethane Modified	Architectural: Clear varnishes and floor coatings

Industrial: Wood coatings

Silicone Alkyd	Industrial: Industrial maintenance and marine and heat resistant coatings

Acrylic Resins

We are a supplier of solvent and water-based acrylic resins in North America and Europe. Acrylic resins are used in interior trim paints and exterior applications where weathering protection, color and gloss retention are critical. In addition, we produce a wide range of specialty acrylic resins for marine and maintenance paints, and automotive topcoats. We are also a low-cost producer of acrylic monomer, the key raw material in our acrylic resins. This ability to internally produce a key raw material gives us a cost advantage and ensures us adequate supply.

Products	Key Applications

Acrylic Dispersions	Architectural: Interior semi-gloss and high gloss, interior and exterior paints, stains and sealers, drywall primer, masonry coatings and general purpose

Industrial: Automotive OEM, packaging, general metal, wood, plastic coatings, traffic marking paint, industrial maintenance and transportation, adhesives and textiles

Solutions Acrylics	Architectural Markets: Aerosols, masonry and tile sealers

Industrial Markets: Transportation, packaging, aerosols, automotive OEM, appliance, industrial maintenance, marine and road marking

Ink Resins and Additives

We are one of the world’s largest producers of ink resins and associated products. Ink resins are used to apply ink to a variety of different substrates, including paper, cardboard, metal foil and plastic. We provide resins, liquid components and additives to customers who formulate inks for a variety of substrates and printing processes. Our products offer performance enhancements such as durability, printability, substrate application, drying speed and security. Typical end-use applications include brochures, newspapers, magazines, food packages, beverage cans and flexible packaging. We are also a provider of formulated UV-cured coatings and inks.

Products	Key Applications

Resins	Graphic arts, commercial, publication and packaging

Vehicles and Waxes	Sheet-fed, heatset, gloss and wetting vehicles, and wax products

Liquid Inks	Polymer films, paper and corrugated boards

Performance Products

2007 Net Sales: $393

Phenolic Encapsulated Substrates

We are a leading producer of phenolic encapsulated sand and ceramic substrates that are used in oil and gas well stimulation services and foundry applications. Our highly specialized compounds are designed to perform well under extreme conditions, such as intense heat, high-stress and corrosive environments, that characterize oil and gas well stimulation and the foundry industry. In the oil and gas well stimulation services industry, we have a leading position in resin encapsulated proppants used to enhance oil and gas recovery rates and extend well life. Our foundry resin systems are used by major automotive and industrial companies for precision engine block casting, transmissions, and brake and drive train components. In addition to encapsulated substrates, in the foundry industry, we also provide phenolic resin systems and ancillary products used to produce finished metal castings.

Products	Key Applications
Oil & Gas Stimulation Services Applications
Resin Encapsulated Proppants	Oil and gas fracturing

Foundry Applications
Refractory Coatings	Thermal resistant coatings for ferrous and nonferrous applications

Resin Coated Sands and Binders	Sand cores and molds

For additional information about our segments see Note 17 in Item 8 of Part II of this Annual Report on Form 10-K.

Marketing and Customers

Our products are sold to industrial users worldwide through a combination of a direct sales force that services our larger customers, and third-party distributors that more cost-effectively serve our smaller customers. Our customer service and support network is made up of key regional customer service centers. We have global account teams that serve the major needs of our global customers for technical service and supply and commercial term requirements. Where operating and regulatory factors vary from country to country, these functions are managed locally.

In 2007, our largest customer accounted for less than 3% of our sales and our top ten customers accounted for approximately 15% of our sales. Neither our business nor any of our reporting segments depends on any single customer, or a particular group of customers, the loss of which would have a material adverse effect on either the reporting segment or the Company as a whole. Our primary customers are manufacturers, and the demand for our products is generally not seasonal, but can be cyclical.

Foreign Operations

Our international operations accounted for approximately 58% and 55% of our sales in 2007 and 2006, respectively. While our international operations may be subject to a number of additional risks such as exposure to foreign currency exchange risk, we do not believe that our foreign operations, on the whole, carry greater risk than our operations in the

United States. Information about sales by geographic region for the past three years and long-lived assets by geographic region for the past two years can be found in Note 17 in Item 8 of Part II of this Annual Report on Form 10-K. More information about our programs to manage exchange risk and interest rate risk can be found in Item 7A of Part II of this Annual Report on Form 10-K.

Raw Materials

Raw material costs account for approximately 80% of our cost of sales. In 2007, we purchased approximately $4 billion of raw materials. The three largest raw materials that we use are phenol, methanol and urea, which represented 48% of our total raw material expenditures. The majority of raw materials that we use to manufacture our products are available from more than one source and are readily available in the open market. We have long-term purchase agreements for certain raw materials that ensure the availability of adequate supply. These agreements generally have periodic price adjustment mechanisms and do not have minimum annual purchase requirements. Smaller quantity materials that are single sourced generally have long-term supply contracts to maximize supply reliability. Prices for our main feedstocks are generally driven by underlying petrochemical benchmark prices and energy costs, which are subject to price fluctuations. Although we seek to offset increases in raw material prices with increases in our product prices, we may not always be able to do so, and there are periods when price increases lag behind raw material price increases.

Competition

We compete with many companies in each of our product lines, including large global chemical companies and small specialty chemical companies. The principal competitive factors in our industry include technical service, breadth of product offering, product innovation and price. Some of our competitors are larger and have greater financial resources and less debt than we do, and, as a result, may be better able to withstand changes in industry conditions, including pricing, and the economy as a whole. We are able to compete with smaller niche specialty chemical companies due to our investment in research and development and our customer service model, which provides for on-site value-added technical service for our customers. In addition, our size and scale provides us significant efficiencies in our cost structure.

We believe that no single company competes with us across all of our segments and existing product lines. Following are our principal competitors by market application.

Epoxy & Phenolic Resins

Major Products	Principal Competitors

Epoxy Resins and Intermediates	Dow Chemical, Nan Ya and the Formosa Plastics Group, Chang Chun Polymers, Huntsman, Spolchemie, Leuna, Jana and Aditya Birla (Thai Epoxy)

Composite Resins	Huntsman, Dow Chemical, Aditya Birla (Thai Epoxy), Leuna, Ashland, AOC, Reichhold and CCP/Atofina

Molding Compounds	Sumitomo, Raschig and BAQ

Phenolic Specialty Resins	Dynea International, Arclin, Georgia-Pacific (a subsidiary of Koch Industries), Sumitomo, SI Group, Ashland and Huttenes-Albertus

Epoxy Coating Resins	Dow Chemical, Huntsman, Nan Ya and the Formosa Plastics Group, Leuna and Kukdo

Versatic Acids and Derivatives	ExxonMobil, Tianjin Shield and Hebei Huaxu

Formaldehyde and Forest Product Resins

Major Products	Principal Competitors

Forest Products Resins	Dynea International, Arclin, Georgia-Pacific (a subsidiary of Koch Industries) and Tembec

Formaldehyde Applications	Dynea International, Arclin and Georgia-Pacific (a subsidiary of Koch Industries)

Coatings & Inks

Major Products	Principal Competitors

Polyester Resins	DSM, Cytec, Cray Valley/CCP, Reichhold, Nuplex and EPS (owned by Valspar)

Alkyd Resins	Reichhold, CCP/Atofina/Cray Valley, DSM, Nuplex and EPS (owned by Valspar)

Acrylic Resins	BASF, Dow Chemical, Cognis and DSM (Neoresins)

Ink Resins and Additives	Mead Westvaco, Arizona Chemical, Resinall, Arakawa and Harima

Performance Products

Major Products	Principal Competitors

Phenolic Encapsulated Substrates	Ashland, Carbo Ceramics, Santrol and Atlas Resins

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

In 2007, 2006 and 2005, our research and development and technical services expense was $70, $69 and $61, respectively. We take a customer-driven approach to discover new applications and processes and provide excellent customer service through our technical staff. Through regular direct contact with our key customers, our research and development associates can become aware of evolving customer needs in advance and can anticipate their requirements to more effectively plan customer programs. We also focus on continuous improvement of plant yields and production capacity and reduction of fixed costs. These continuous integrated streams are characterized by exceptional product consistency, low cost economics and high quality resin that is valued by our customers for their demanding applications.

We have approximately 550 scientists and technicians worldwide. Our research and development facilities include a broad range of synthesis, testing and formulating equipment, and small-scale versions of customer manufacturing processes for applications development and demonstration. In addition, we have an agreement with a not-for-profit research center to assist in research projects and new product development initiatives.

Patents and Trademarks

We own, license or have rights to over 1,700 patents, over 1,850 trademarks, and various patent and trademark applications and technology licenses around the world, which we hold for use or currently use in our operations. A majority of our patents relate to developing new products and processes for manufacturing and will expire between 2008 and 2027. We renew our trademarks on a regular basis. While we view our patents and trademarks to be valuable, because of the broad scope of our products and services, we do not believe that the loss or expiration of any single patent or trademark would have a material adverse effect on our results of operations, financial position or the continuation of our business.

Industry Regulatory Matters

Domestic and international laws regulate the production and marketing of chemical substances. Almost every country has its own legal procedure for registration and import. Of these, the laws and regulations in the European Union, including the European inventory of existing commercial chemical substances and the European list of notified chemical substances, the United States, including the Toxic Substances Control Act inventory, and China are the most significant to our business. Chemicals that are on one or more of these lists can usually be registered and imported without requiring additional testing in other countries, although additional administrative hurdles may exist.

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

Environmental Regulations

Our policy is to operate our plants in a manner that protects the environment and health and safety of our employees and the public. Health, safety and environmental considerations are a priority in our planning for all existing and new products and processes. We have implemented companywide environmental, health and safety policies overseen by the Environmental, Health and Safety (“EH&S”) Committee of our Board of Directors. Our EH&S department has the responsibility to ensure that our operations worldwide maintain environmental compliance in accordance with applicable laws and regulations and place health and safety as a priority. This responsibility is executed via training, widespread communication of EH&S policies, formulation of relevant policies and standards, EH&S audits, and incidence response planning and implementation.

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

We have adopted and implemented environmental, health and safety policies, which include systems and procedures that govern environmental emissions, waste generation, process safety management, handling, storage and disposal of hazardous substances, worker health and safety requirements, emergency planning and response, and product stewardship.

We expect to incur future costs for capital improvements and general compliance under environmental laws, including costs to acquire, maintain and repair pollution control equipment. In 2007, we incurred related capital expenditures of $41. We estimate that capital expenditures in 2008 for environmental controls at our facilities will be between $55 and $60. This estimate is based on current regulations and other requirements, but it is possible that a material amount of capital expenditures, in addition to those we currently anticipate, could be necessary if these regulations or other requirements change.

Employees

At December 31, 2007, we had approximately 6,400 employees. Approximately 40% of our employees are members of a labor union or are represented by workers’ councils that have collective bargaining agreements. Most of our European employees are represented by workers’ councils. We believe that relations with our union and non-union employees are good.

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

Resolution Specialty, a producer of coating resins, inks, composite polymers, textile chemicals and acrylic monomers, was acquired by an affiliate of Apollo from Eastman Chemical Company on August 2, 2004 (the “Resolution Specialty Transaction”).

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

On January 31, 2006, we acquired the decorative coatings and adhesives business unit of The Rhodia Group (the “Coatings Acquisition”). This business generated 2005 sales of approximately $200, and included eight manufacturing facilities in Europe, Asia Pacific and Latin America. This acquisition is included in our Coatings and Inks segment.

On March 31, 2006, we sold Alba Adesivos, our branded consumer adhesives company based in Boituva, Brazil (the “Brazilian Consumer Divestiture”). This business generated 2005 sales of $38 and was included in our Formaldehyde and Forest Product Resins segment.

On June 1, 2006, we acquired the global ink and adhesive resins business of Akzo Nobel (the “Inks Acquisition”). This business generated 2005 sales of approximately $215, and included ten manufacturing facilities in Europe, Asia Pacific, North America and South America. This acquisition is included in our Coatings and Inks segment.

On August 1, 2006, we sold our Italian-based engineering thermoplastics business, Taro Plast, S.p.A. (“Taro Plast” or “Thermoplastics Divestiture”) which was acquired in the Bakelite Transaction. This business generated 2005 sales of $28 and is presented as a discontinued operation in our consolidated financial statements and was included in our Epoxy and Phenolic Resins segment.

On February 1, 2007, we acquired the adhesives and resins business of Orica Limited (the “Orica A&R Acquisition”). This business manufactures formaldehyde and formaldehyde-based binding resins used primarily in the forest products industry. This business generated 2006 sales of approximately $85, and includes three manufacturing facilities in Australia and New Zealand. This acquisition is included in our Formaldehyde and Forest Products segment.

On November 1, 2007, we acquired the German forest products resins and formaldehyde business of Arkema GmbH (the “Arkema Acquisition”). This business manufactures formaldehyde and formaldehyde-based resins. The business employs approximately 100 people and had 2006 revenues of approximately €101, or $127. This business is included in our Formaldehyde and Forest Products Resins segment.

On July 12, 2007, we announced the signing of a definitive Agreement and Plan of Merger to acquire Huntsman Corporation (“Huntsman” and “Huntsman Merger”) in an all-cash transaction initially valued at approximately $10,600, which includes the assumption of debt. Huntsman is a global manufacturer and marketer of differentiated chemicals. Its operating companies manufacture products for a variety of global industries, including chemicals, plastics, automotives, aviation, textiles, footwear, paints and coatings, construction, technology, agriculture, health care, detergents, personal care, furniture, appliances and packaging. Huntsman has approximately 13,000 employees and operates from multiple locations worldwide. Huntsman had 2007 revenues of approximately $10,000. Management does not expect this merger to be completed before May 3, 2008.

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

ITEM 1A - RIS K FACTORS

Following are our principal risks. These factors may or may not occur, and we cannot express a view on the likelihood that any of these may occur. Other factors may exist that we do not consider significant based on information that is currently available or that we are not currently able to anticipate. Any of the following risks could materially adversely affect our business, financial condition or results of operations and prospects.

We may not generate sufficient cash flows from operations to meet our debt service payments, and our interest expense could increase if interest rates increase. In addition, our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.

We are a highly leveraged company. As of December 31, 2007, we have $3,720 of outstanding indebtedness. In 2008, based on the amount of indebtedness outstanding at December 31, 2007, our cash debt service is expected to be approximately $356 (including $85 of short term debt and capital lease maturities) based on interest rates at March 3, 2008, of which $172 represents debt service on fixed-rate obligations (including variable rate debt subject to interest rate swap agreements). We may not generate sufficient cash flow from operations to meet our debt service and other obligations. If we are unable to meet our expenses and debt service obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets or raise equity capital. We may not be able to refinance any of our indebtedness, sell assets or raise equity capital on commercially reasonable terms, or at all, which could cause us to default on our obligations and impair our liquidity. An inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms would have a material adverse impact on our business, financial condition and results of operations.

Our interest expense could increase if interest rates increase because 41% of our outstanding borrowings at December 31, 2007, including the impact of outstanding interest rate swap agreements, are at variable interest rates. While we have interest rate swaps in place to hedge a portion of the risk, an increase of 1% in the interest rate payable on our variable rate indebtedness would increase our 2008 estimated debt service requirements by approximately $15.

Our substantial level of indebtedness could have other consequences to our financial position and results of operations, as:

•	it may limit our flexibility to plan for, or react to, changes in our operations or business;

•	we are more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable to downturns in our business or in the economy, including the credit markets;

•	a substantial portion of our cash flow provided by operations will be used to repay our debt and will not be available for other purposes; and

•	it may restrict us from making strategic acquisitions, introducing new technologies or exploiting business opportunities.

We have a history of losses and we may fail to achieve all expected cost savings and synergies from the Hexion Formation.

Primarily as a result of transaction and integration activities, and interest expense, we had a net loss available to common shareholders of $65, $142 and $117 for the years ended December 31, 2007, 2006 and 2005, respectively. Our potential for future business success and operating profitability must be considered in light of the risks, uncertainties, expense and difficulties typically encountered by recently organized or combined entities. In addition, we may not successfully achieve all the cost savings and synergies that we anticipated from integrating the legacy operations of Resolution Performance, Resolution Specialty, Borden Chemical and Bakelite. A significant element of our business strategy is to improve our operating efficiencies and reduce our operating costs. We are currently targeting $175 in synergies from the Hexion Formation. During the year ended December 31, 2007 we achieved synergies of $50 and cumulative synergy cost savings from the Hexion Formation through December 31, 2007 of $120. A variety of factors could cause us not to achieve the full $175 in expected cost savings, and our results of operations and profitability would be negatively impacted.

Our announced merger with Huntsman, will require significant resources and/or could result in unanticipated adverse consequences that could have a material adverse effect on our business, results of operations and financial condition.

Our recently announced merger with Huntsman will require that we make a significant cash investment and incur substantial debt. As a result we could face the financial risks associated with incurring additional indebtedness, such as reducing our liquidity and access to financing markets and increasing the amount of cash flow required to service such indebtedness. In addition, the merger will require significant managerial attention, which may be diverted from our other operations. These capital and managerial commitments may impair the operation of our businesses. Furthermore, the Huntsman Merger and any future acquisitions of businesses or facilities could entail a number of additional risks, including:

•	problems achieving effective integration of operations and culture;

•	potential disruptions to our ongoing businesses and distraction of management;

•	unexpected loss of key associates and other associate retention issues;

•	inability to maintain key pre-merger business relationships with our employees, vendors and customers;

•	unplanned increases in operating costs and Huntsman’s history of losses may increase our cost of borrowing and make it more difficult and/or expensive to take advantage of opportunities for growth;

•	exposure to unanticipated liabilities that could have a substantial negative impact on our financial condition, cash flows and profitability; and

•	difficulties in realizing projected efficiencies, synergies and cost savings.

The realization of any of these risks may materially adversely affect our business, financial condition and results of operations.

Necessary consents and approvals from government entities may delay or prevent the closing of the Huntsman Merger.

The Huntsman Merger is conditioned upon, among other things, receipt of regulatory approvals or expiration of required waiting periods in the United States, the European Union and several other jurisdictions. There can be no assurance that any such approvals will be obtained or when such waiting periods will expire, if at all. As a result, the completion of the Huntsman Merger may be delayed or may not occur at all.

In certain circumstances, if the pending Huntsman Merger is terminated, we would be required to pay Huntsman a $325 termination fee. Should such a termination fee be payable, our indebtedness and related interest requirements would increase, which could have material and adverse consequences to our financial condition and operations for a period of time.

The deterioration of the current credit environment could adversely affect borrowings for the Huntsman Merger.

Although lenders have committed, subject to certain customary conditions, to fully finance the Huntsman Merger when the transaction closes, the deterioration of the current credit market could result in increased interest and other financial expenses for our borrowings to finance the transaction and could restrict our ability to obtain financing on satisfactory terms.

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

In addition, our senior secured credit facilities require us to meet a senior secured bank leverage ratio. As a result of these covenants and this ratio, we are limited in how we may conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. While we are currently in compliance with all of the terms of our outstanding indebtedness, including the financial covenants, a downturn in our business could cause us to fail to comply with the covenants in our senior secured credit facilities. A failure to comply with the covenants contained in our senior secured credit facilities or our other debt could result in default, which if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. In the event of any default under our senior secured credit facilities or our other debt, the lenders:

•	will not be required to lend any additional amounts to us;

•	could elect to declare all borrowings that are outstanding, together with accrued and unpaid interest and fees, to be due and payable; or

•	require us to apply all of our available cash to repay these borrowings.

If the debt under our senior secured credit facilities or our other debt were to be accelerated, our assets might not be sufficient to repay such debt in full. Although we believe our assumptions are reasonable and correct and are consistent with the definition of Adjusted EBITDA under our senior secured credit facilities, investors should not place undue reliance on Adjusted EBITDA as an indicator of current and future performance.

A downgrade in our debt ratings could result in increased interest and other financial expenses related to future borrowings, including the borrowings for the Huntsman Merger, and could restrict our access to additional capital or trade credit.

Standard and Poor’s Ratings Services and Moody’s Investors Service maintain credit ratings for us. Each of these ratings is currently below investment grade. Any decision by these or other ratings agencies to downgrade such ratings in the future could result in increased interest and other financial expenses relating to our future borrowings, including for the Huntsman Merger, and could restrict our ability to obtain financing on satisfactory terms. In addition, any downgrade could restrict our access to, and negatively impact the terms of, trade credit extended by our suppliers of raw materials.

Demand for many of our products is cyclical and we may experience prolonged depressed market conditions for our products, which may decrease our sales and profitability.

Demand for our products depends, in part, on general economic conditions. A decline in economic conditions in the industries that our customers serve may have a material adverse effect on our business. Our products are used in industries, some of which are cyclical in nature, such as the new home construction, automotive, oil and gas, intermediate chemicals and electronics industries. We sell our products to manufacturers in those industries who incorporate them into their own products. Sales to the construction industry are driven by trends in commercial and residential construction, housing starts and trends in residential repair and remodeling. Consumer confidence, mortgage rates, credit standards and availability and income levels play a significant role in driving demand in the residential construction, repair and remodeling sector. A further drop in consumer confidence, continued restrictions in the credit market or an increase in mortgage rates, credit standards or unemployment could extend the slowdown in the North American construction industry, and in particular the residential construction, repair and remodeling industry. Our products are used in numerous applications in the automotive industry. As a result, the level of new automotive production both in North America and internationally impacts the demand for many of our resin products, molding compounds and versatic acids. Sales of our phenolic encapsulated substrates are impacted by the level of natural gas and oil drilling activity. Downturns in these industries could cause a material decrease in our sales and profitability.

We face competition from other chemical companies and substitute products, which could force us to lower our prices, which would adversely affect our profitability and financial condition.

The markets that we operate in are highly competitive, and this competition could harm our results of operations, cash flows and financial condition. Our competitors include major international producers as well as smaller regional competitors. We believe that the most significant competitive factor that impacts demand for our products is selling price, and we may be forced to lower our selling price based on our competitors’ pricing decisions, which would reduce our profitability. In addition, we face competition from a number of products that are potential substitutes for formaldehyde resins. Growth in substitute products for formaldehyde-based resins could adversely affect our market share, net sales and profit margins. Furthermore, the movement towards substitute products could be exacerbated as a result of The International Agency for Research on Cancer’s (“IARC”) 2004 reclassification of formaldehyde from a “probable human carcinogen” to “carcinogenic to humans” based on studies that have linked formaldehyde exposure to nasopharyngeal cancer, and a possible causal association between leukemia and occupational exposure to formaldehyde.

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

Some of our competitors are larger, have greater financial resources and have less debt than we do. As a result, those competitors may be better able to withstand a change in conditions within our industry and in the economy as a whole. If we do not compete successfully, our operating margins, financial condition, cash flows and profitability could be adversely affected.

We rely significantly on raw materials to manufacture our products. An inadequate supply of raw materials or fluctuations in raw material costs could have an adverse impact on our business.

Raw material costs make up approximately 80% of our cost of sales. During the past three years, the prices of our raw materials have been volatile. Although many of our contracts include competitive price clauses that allow us to buy outside the contract if market pricing falls below contract pricing, and many other contracts have minimum-maximum monthly volume commitments that allow us to take advantage of spot pricing, we may not be able to purchase raw materials at market prices. In addition, some of our customer contracts include selling price provisions that are indexed to publicly available indices for these materials; however, we may not be able to pass on raw material price increases to our customers immediately, if at all. Due to differences in timing of the pricing trigger points between our sales and purchase contracts, there is often a “lead-lag” impact that can negatively impact our margins in the short term in periods of rising raw material prices and positively impact them in periods of falling raw material prices. Raw material prices may not decrease from their recently high levels or, if they do, we may not be able to capitalize on these reductions in a timely manner, if at all. Future raw material prices may be impacted by new laws or regulations, suppliers’ allocations to other purchasers, interruptions in production by suppliers, natural disasters and changes in exchange rates. If the cost of raw materials increases significantly and we are unable to offset the increased costs with higher selling prices, our profitability will decline.

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

Our largest supplier provides 8% of our raw material purchases, and we could incur significant time and expense if we had to replace this supplier. In addition, several of our feedstocks at various facilities are transported through a pipeline from one supplier. If we were unable to receive these feedstocks through these pipeline arrangements, we may not be able to obtain them from other suppliers at competitive prices or in a timely manner.

Environmental obligations and liabilities could have a substantial negative impact on our financial condition, cash flows and profitability.

Our operations involve the use, handling, processing, storage, transportation and disposal of hazardous materials and are subject to extensive environmental laws and regulations at the national, state, local and international level. These environmental laws and regulations include some that govern the discharge of pollutants into the air and water, the management and disposal of hazardous materials and wastes, the cleanup of contaminated sites, and occupational health and safety. We have incurred, and will continue to incur, significant costs and capital expenditures to comply with these laws and regulations. In 2007, we incurred related capital expenditures of $41 to comply with environmental laws and regulations, and other environmental improvements. Violations of environmental laws or permits may result in restrictions being imposed on our operating activities or in our being subjected to substantial fines, penalties, criminal proceedings, third party property damage or personal injury claims or other costs. In addition, future developments or increasingly stringent regulations could require us to make additional unforeseen environmental expenditures.

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

We produce hazardous chemicals that require care in handling and use that are subject to regulation by many U.S. and non-U.S. national, supra-national, state and local governmental authorities. In some circumstances, these authorities must approve our products and manufacturing processes and facilities before we may sell some of these chemicals. We are subject to ongoing reviews of our products and manufacturing processes. For example, formaldehyde is extensively regulated, and various public health agencies continue to evaluate it. In 2004, IARC reclassified formaldehyde as “carcinogenic to humans,” a higher classification than previous IARC evaluations. In 2008, we anticipate the National Cancer Institute (“NCI”) will complete updates of epidemiology studies that will provide additional important data for consideration and evaluation by scientific and regulatory authorities. We expect a robust scientific risk review process to take place prior to any major regulatory decisions involving formaldehyde. It is possible that further governmental review may result in additional costs to meet any new regulatory requirements. In addition, BPA, which is used as an intermediate at our Deer Park, Texas and Pernis, Netherlands manufacturing facilities, and is also sold directly to third parties, is currently under evaluation as an “endocrine disrupter.” Endocrine disrupters are chemicals that have been alleged to interact with the endocrine systems of human beings and wildlife and disrupt their normal processes. As required by EU regulation 793/93/EC, BPA producers conducted an extensive toxicology testing program of this chemical. The EU authorities have not issued their final opinion. In addition, a U.S. government review panel reached largely favorable conclusions, indicating limited risk with some areas for further research. However, BPA continues to be subject to regulatory and legislative review. Several U.S. states have proposed legislation of BPA containing products and a U.S. Congressional subcommittee has reviewed BPA containing products. We do not believe it is possible to predict the outcome of these regulatory and legislative initiatives. In the event that BPA is further regulated, additional operating costs would be likely in order to meet more stringent regulation of this chemical.

To obtain regulatory approval of certain new products, we must, among other things, demonstrate to the relevant authority that the product is safe for its intended uses and that we are capable of manufacturing the product in compliance with current regulations. The process of seeking approvals can be costly, time consuming and subject to unanticipated and significant delays. Approvals may not be granted to us on a timely basis, or at all. Any delay in obtaining, or any failure to obtain or maintain, these approvals would adversely affect our ability to introduce new products and to generate revenue from those products. New laws and regulations may be introduced in the future that could result in additional compliance costs, seizures, confiscation, recall or monetary fines, any of which could prevent or inhibit the development, distribution or sale of our products. For example, we manufacture resin-coated sand. Because sand consists primarily of crystalline silica, potential exposure to silica particulate exists. Overexposure to crystalline silica is a recognized health hazard. The Occupational Safety and Health Administration (“OSHA”), may promulgate a comprehensive occupational health standard for crystalline silica in 2008 or 2009. We may incur substantial additional costs to comply with any new OSHA regulations. The Company also faces an increasing likelihood that its manufacturing sites worldwide will be subject to new or expanded greenhouse gas (“GHG”) regulatory programs being implemented at the federal, state, and local levels. These regulatory programs could include taxation of GHG emissions and/or GHG emission limitations. Potential impacts of increased regulation of GHG emissions could include increased energy costs and increased compliance costs. Currently it is not possible to estimate the financial impact of future GHG regulatory programs on any of the Company’s sites. In addition, the European Commission has enacted a new regulatory system, known as REACH, which requires manufacturers, importers and consumers of certain chemicals to register these chemicals and evaluate their potential impacts on human health and the environment. Under REACH, significant market restrictions could be imposed on the current and future uses of chemical products that we use as raw materials or sell as finished products in the European Union. We cannot predict future compliance costs, which could be significant. If we fail to comply with applicable laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls or seizures, which would have an adverse effect on our financial condition, cash flows and profitability.

Our production facilities are subject to hazards associated with the manufacture, handling, storage and transportation of chemical materials and products, including pipeline leaks and ruptures, explosions, fires, inclement weather and natural disasters, mechanical failure and environmental hazards, such as spills, discharges or releases of toxic or hazardous substances and gases, storage tank leaks and remediation complications. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment, and environmental contamination and other environmental damage, and could have a material adverse effect on our financial condition. We may incur losses beyond the limits or coverage of our insurance policies for liabilities that are associated with environmental cleanup that may arise from these hazards. In addition, various kinds of insurance for companies in the chemical industry have not been available on commercially acceptable terms, or, in some cases, have been unavailable altogether. In the future, we may not be able to obtain coverage at current levels, and our premiums may increase significantly on coverage that we maintain.

We are subject to claims from our customers and their employees, environmental action groups and neighbors living near our production facilities.

We produce hazardous chemicals that require appropriate procedures and care to be used in handling or in using them to manufacture other products. As a result of the hazardous nature of some of the products we use and produce, we may face claims relating to incidents that involve our customers’ improper handling, storage and use of our products. We have historically faced a number of lawsuits, including class action lawsuits, that claim liability for death, injury or property damage caused by products that we manufacture or that contain our components. These lawsuits, and any future lawsuits, could result in substantial damage awards against us, which in turn could encourage additional lawsuits. In addition, the activities of environmental action groups could result in litigation or damage to our reputation.

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

Our results of operations may be adversely affected by fluctuations in currency exchange rates and international business risks.

We conduct our business and incur costs in the local currency of most of the countries in which we operate. In 2007, our sales outside the United States represented approximately 58% of our total sales. Our results of operations are reported in the relevant local currency and then translated to U.S. dollars at the applicable currency exchange rate for our financial statements. Changes in exchange rates between those foreign currencies and the U.S. dollar will affect our sales and earnings and may result in exchange translation losses. During times of a strengthening U.S. dollar, our reported international sales and earnings may be reduced because the local currency may translate into fewer U.S. dollars. In addition to currency translation risks, we have currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a different currency from the currency in which it receives revenues. We may engage in transactional exchange rate hedging activities to mitigate the impact of exchange rate fluctuations. However, the hedging transactions we enter into may not be effective or could result in foreign exchange hedging losses. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted. Given the volatility of exchange rates, we may not be able to effectively manage our currency transaction and/or translation risks, and any volatility in currency exchange rates may have an adverse effect on our financial condition, cash flows and profitability.

We operate our business in countries that historically have been and may continue to be susceptible to recessions or currency devaluation, including Brazil and Malaysia. In addition, as we expand our business in emerging markets, particularly in China and Russia, the uncertain regulatory environment in these countries could have a negative impact on our operations there.

Other risks of international operations include trade barriers, tariffs, exchange controls, national and regional labor strikes, social and political risks, general economic risks and required compliance with a variety of foreign laws, including tax laws. Furthermore, in foreign jurisdictions where process of law may vary from country to country, we may experience difficulty in enforcing agreements. In jurisdictions where bankruptcy laws and practices may vary, we may experience difficulty collecting foreign receivables through foreign legal systems. The occurrence of these risks could disrupt the businesses of our international subsidiaries.

We rely on patents and confidentiality agreements to protect our intellectual property. Our failure to protect these intellectual property rights could adversely affect our future performance and growth.

Protection of our proprietary processes, methods and compounds, and other technology is important to our business. Failure to protect our existing intellectual property rights may result in the loss of valuable technologies or having to pay other companies for infringing on their intellectual property rights. We rely on patent, trade secret, trademark and copyright law as well as judicial enforcement to protect these technologies. The majority of our patents relate to developing new products and processes for manufacturing, and they expire at various times between 2008 and 2027. Some of our technologies are not covered by any patent or patent application. In addition, our patents could be challenged, invalidated, circumvented or rendered unenforceable. Furthermore, pending patent applications may not result in an issued patent, or if patents are issued to us, these patents may not provide meaningful protection against competitors or against competitive technologies.

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

Our pension expenses and funding requirements are affected by factors outside our control, including the performance of plan assets, interest rates, actuarial data and experience, and changes in laws and regulations

Our future funding obligations for our employee benefit plans depend upon the levels of benefits provided for by the plans, the future performance of assets set aside for these plans, the rates of interest used to determine funding levels, actuarial data and experience, and any changes in government laws and regulations. In addition, our employee benefit plans hold a significant amount of equity securities. If the market values of these securities decline, our pension expense would increase and, as a result, could materially affect our business.

Certain of our employee benefit plans, although within statutory guidelines, are under-funded. Any decrease in interest rates, if and to the extent not offset by contributions and asset returns, could increase our obligations under such plans. We may be legally required to make contributions to the pension plans in the future, and those contributions could be material. The need to make these cash contributions may reduce the amount of cash that would be available to meet other obligations or the needs of our business.

In addition, we have a U.S. defined benefit plan that was converted to a cash balance plan prior to 2006. Under the Pension Protection Act of 2006 (the “2006 PPA”), cash balance plans are generally not considered to be discriminatory if certain requirements are met; however, plans converted prior to the effective date of the 2006 PPA, such as ours, are not grandfathered under the act. While there has not been any guidance issued regarding cash balance plans converted prior to the effective date of the 2006 PPA, it is possible that our cash balance plan may need to be modified for the period prior to 2006. Such a requirement may increase our obligations under the plan, but there is insufficient information at this time to assess the potential impact.

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

ITEM 1B - UNRESOL VED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Our headquarters are in Columbus, Ohio and we have European executive offices in Hoogvliet, Netherlands. Our major manufacturing facilities are primarily located in North America and Europe. As of December 31, 2007, we operated 37 domestic production and manufacturing facilities in 19 states and 62 foreign production and manufacturing facilities primarily in Australia, Belgium, Brazil, Canada, China, the Czech Republic, France, Germany, Italy, Korea, Malaysia, Netherlands, New Zealand, Spain and the United Kingdom.

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

In addition, we have the ability to internally produce key intermediate materials such as formaldehyde, BPA, ECH, versatic acid, acrylic acid and gum rosin. This backward integration provides us with a cost advantage relative to our competitors and facilitates our adequacy of supply. These facilities are usually co-located with downstream resin manufacturing facilities they serve. As these intermediate materials facilities are often much larger than a typical resins plant, we can capture the benefits of manufacturing efficiency and scale by selling material to third parties that we do not use internally.

We believe our production and manufacturing facilities are well maintained and effectively utilized and are adequate to operate our business. Following are our more significant production and manufacturing facilities and executive offices:

Location	Nature of Ownership	Reporting Segment

Argo, IL*	Owned	Epoxy and Phenolic Resins

Deer Park, TX*	Owned	Epoxy and Phenolic Resins

Duisburg-Meiderich, Germany	Owned/Leased	Epoxy and Phenolic Resins

Hoogvliet, Netherlands†	Leased	Epoxy and Phenolic Resins /Corporate and Other

Iserlohn-Letmathe, Germany	Owned/Leased	Epoxy and Phenolic Resins

Lakeland, FL	Owned	Epoxy and Phenolic Resins

Louisville, KY	Owned	Epoxy and Phenolic Resins

Moerdijk, Netherlands	Owned	Epoxy and Phenolic Resins

Norco, LA*	Owned	Epoxy and Phenolic Resins

Pernis, Netherlands*	Owned	Epoxy and Phenolic Resins

Barry, UK	Owned	Formaldehyde and Forest Products

Brimbank, Australia	Owned	Formaldehyde and Forest Products

Curitiba, Brazil	Owned	Formaldehyde and Forest Products

Edmonton, AB, Canada	Owned	Formaldehyde and Forest Products

Geismar, LA	Owned	Formaldehyde and Forest Products

Gonzales, LA	Owned	Formaldehyde and Forest Products

Kitee, Finland	Owned	Formaldehyde and Forest Products

Leuna, Germany	Owned	Formaldehyde and Forest Products

St. Romuald, QC, Canada	Owned	Formaldehyde and Forest Products

Bolbec, France	Owned	Coatings and Inks

Kallo, Belgium**	Owned	Coatings and Inks

Ribecourt, France	Owned	Coatings and Inks

Sokolov, Czech Republic	Owned	Coatings and Inks

Brady, TX	Owned	Performance Products

Columbus, OH†	Leased	Corporate and Other

*	We own all of the assets at this location. The land is leased.
**	The assets at this location are owned, except the land and building, which are occupied pursuant to a lease.
†	Executive offices.

ITEM 3 - LEGAL PROCEEDINGS

Legal Proceedings

We are involved in various product liability, commercial and employment litigation, personal injury, property damage and other legal proceedings in the ordinary course of business, including actions that allege harm caused by products the Company has allegedly made or used, containing silica, vinyl chloride monomer and asbestos. The following claims represent material proceedings that are not in the ordinary course of business.

The Sokolov, Czech Republic facility has soil and groundwater contamination which pre-dates privatization and acquisition of the facility by Eastman in 2000. The investigation phase of the site remediation project has been completed, and building demolition and removal of waste is underway. The National Property Fund has provided us a written commitment to reimburse all site investigation and remediation costs up to approximately $73. The current estimate for site remediation is significantly less than the maximum amount the National Property Fund has committed to the project.

On August 8, 2005, Governo Do Parana and the Environmental Institution of Paraná IAP, an environmental agency of the Brazilian government, provided Hexion Quimica Industria, our Brazilian subsidiary, with notice of a potential fine of up to $6 in connection with alleged environmental damages to the Port of Paranagua caused in November 2004 by an oil spill by a shipping vessel carrying methanol purchased by Hexion. The investigation is ongoing and no final determination has been made with respect to damages or the liability of our Brazilian subsidiary. We are disputing this claim.

For discussion of other legal proceedings, see Note 10 in Item 8 of Part II of this Annual Report on Form 10-K.

ITEM 4 - SUBMISS ION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter, no matters were submitted to a vote of security holders.

PART II

(dollars in millions, except per share data)

ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY S ECURITIES

There is no established public trading market for our common stock. As of February 15, 2008, 82,556,847 common shares were held by our parent, Hexion LLC.

Other than the extraordinary dividends that we previously declared, we do not currently intend to pay any cash dividends on our common stock, and instead intend to retain earnings, if any, to fund future operations and to reduce our debt. Our senior secured credit facilities and the indentures that govern our notes impose restrictions on our ability to pay dividends. Therefore, our ability to pay dividends on our common stock will depend on, among other things, our level of indebtedness at the time of the proposed dividend and whether we are in default under any of our debt instruments. Our future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors that our board of directors considers relevant. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, business opportunities, provision of applicable law and other factors that our board of directors may consider relevant. For a discussion of our cash resources and needs, see Item 7 of Part II of this Annual Report on Form 10-K.

We have no compensation plans that authorize issuing our common stock to employees or non-employees. In addition, there have been no sales or repurchases of our equity securities during the past fiscal year. However, we have issued equity awards that are denominated in the common units of our parent, Hexion LLC. As the awards were granted in exchange for service to us these awards are included in our consolidated financial statements. For a discussion of these equity plans see Note 14 in Item 8 and Item 11 of Part II and Part III, respectively, of this Annual Report on Form 10-K.

In 2007, the Company declared a dividend to its parent of $1.

In 2006, we declared a dividend to our parent of $500 in connection with a debt refinancing. Approximately $480, funded from the proceeds of newly issued debt, was paid in 2006. We expect to pay the remaining dividends as required by our parent between 2009 and 2012. We declared and paid $5 in additional dividends to our parent during 2006.

In conjunction with the Hexion formation, we declared a dividend to our parent of $550, of which $523 was paid during 2005. The dividend was funded through proceeds that we received from issuing preferred stock and from amounts that we borrowed under our credit facility. $13 was paid in 2007. The remainder is expected to be paid as required by our parent through 2012.

ITEM 6 - SELECTED FINANCIAL DATA

	Year ended December 31,
	2007(1)	2006(2)	2005(3)	2004(4)	2003
	(dollars in millions, except per share data)
Statements of Operations:
Net sales	$5,810	$5,205	$4,442	$2,019	$782
Cost of sales	4,994	4,485	3,781	1,785	714

Gross profit	816	720	661	234	68

Selling, general and administrative expense	415	384	391	163	81
Transaction costs	1	20	44	56	—
Integration costs	38	57	13	—	—
Other operating expense (income)(5)	60	(27)	5	6	10

Operating income (loss)	302	286	208	9	(23)

Interest expense, net	310	242	203	117	77
Loss on extinguishment of debt	—	121	17	—	—
Other non-operating expense, net	15	3	16	5	—

Loss from continuing operations before income tax, earnings from unconsolidated entities and minority interest	(23)	(80)	(28)	(113)	(100)
Income tax expense (benefit)	44	14	48	—	(37)

Loss from continuing operations before earnings from unconsolidated entities and minority interest	(67)	(94)	(76)	(113)	(63)
Earnings from unconsolidated entities, net of taxes	4	3	2	—	—
Minority interest in net (income) loss of consolidated subsidiaries	(2)	(4)	(3)	8	13

Loss from continuing operations	(65)	(95)	(77)	(105)	(50)
Loss from discontinued operations(6)	—	(14)	(10)	—	—

Net loss	(65)	(109)	(87)	(105)	(50)
Accretion of redeemable preferred stock	—	33	30	—	—

Net loss available to common shareholders	$(65)	$(142)	$(117)	$(105)	$(50)

Dividends declared per common share	$0.01	$6.12	$6.66	—	—
Cash Flow Data:
Cash flows from (used in) operating activities	$174	$21	$171	$(32)	$(43)
Cash flows (used in) from investing activities	(335)	(277)	(354)	(20)	7
Cash flows from (used in) financing activities	288	128	219	148	80
Balance Sheet Data (at end of period):
Cash and cash equivalents	$199	$64	$183	$152	$49
Working capital(7)	508	367	467	433	177
Total assets	4,006	3,508	3,209	2,696	1,191
Total long-term debt	3,635	3,326	2,303	1,834	675
Total net debt(8)	3,521	3,328	2,158	1,698	634
Total liabilities and minority interest	5,392	4,922	3,769	3,005	1,039
Redeemable preferred stock	—	—	364	—	—
Total shareholder’s (deficit) equity	(1,386)	(1,414)	(924)	(309)	152

(1)	Includes data for the Orica A&R Acquisition and Arkema Acquisition since February 1, 2007 and November 1, 2007, their respective dates of acquisition.

(2)	Includes data for the Coatings Acquisition and the Inks Acquisition since January 31, 2006 and June 1, 2006, their respective dates of acquisition.

(3)	Includes data for Bakelite from its date of acquisition, April 29, 2005.

(4)	Includes data for Resolution Specialty from August 2, 2004 and for Borden Chemical from August 12, 2004, their respective dates of acquisition by Apollo.

(5)	Other operating income for the year ended December 31, 2006 includes net gains of $39 recognized primarily on the Brazilian Consumer Divestiture.

(6)

Loss from discontinued operations for the year ended December 31, 2006 reflects the Thermoplastics Divestiture. Loss from discontinued operations for the year ended December 31, 2005 reflects litigation settlements related to previously divested businesses.

(7)	Working capital is defined as current assets less current liabilities.

(8)	Net debt is defined as long-term debt plus short-term debt less cash and cash equivalents.

ITEM 7 - MANAGEMENT’ S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking and Cautionary Statements

Certain statements in this Annual Report on Form 10-K including, without limitation, statements made under the caption “Overview and Outlook,” are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, the management of Hexion Specialty Chemicals, Inc. (which may be referred to as “Hexion,” “we,” “us,” “our” or the “Company”) may from time to time make oral forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “will,” “intend” or similar expressions. Forward-looking statements contained herein reflect our current views about future events and are based on currently available financial, economic and competitive data and on our current business plans. Actual results could vary materially depending on risks and uncertainties that may affect our operations, markets, services, prices and other factors as discussed in Item 1A of Part I of this Annual Report on Form 10-K. Important factors that could cause actual results to differ materially from those contained in forward-looking statements include, but are not limited to: economic factors such as an interruption in the supply of or increased pricing of raw materials due to natural disasters, competitive factors such as pricing actions by our competitors that could affect our operating margins, and regulatory factors such as changes in governmental regulations involving our products that lead to environmental and legal matters as discussed herein in Item 3 of Part I of this Annual Report on Form 10-K.

Overview and Outlook

We are one of the world’s largest producers of thermosetting resins, or thermosets. Thermosets are a critical ingredient for virtually all paints, coatings, glues and other adhesives produced for consumer or industrial uses. We provide a broad array of thermosets and associated technologies and have leading market positions in all of the key markets that we serve.

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

Through our worldwide network of strategically located production facilities we serve more than 8,900 customers in 110 countries. Our global customers include leading companies in their respective industries, such as 3M, Ashland Chemical, BASF, Bayer, DuPont, GE, Halliburton, Honeywell, Huntsman, Louisiana Pacific, Owens Corning, PPG Industries, Sumitomo, Sun Chemicals, Valspar and Weyerhaeuser.

We believe that the Hexion Formation, as well as the recently announced Huntsman Merger, provide us with significant opportunities for growth through global product line management, as well as considerable opportunities to increase our operational efficiencies, reduce fixed costs, optimize manufacturing assets and improve capital spending efficiency. We are focused on increasing our revenues, cash flows and profitability. We believe we can achieve these goals through the following strategies:

•

Providing our customers with a broad range of resins products on a global basis as one of the world’s largest producers of thermosetting resins. We have the opportunity to become a global, comprehensive solutions provider to our customers rather than simply offering a particular product, selling in a single geography or competing on price.

•	Expanding our product offerings through internal innovation, joint research and development initiatives with our customers and research partnership formations.

•

Growing our business in the Asia-Pacific, Eastern Europe and Latin American markets, where the use of our products is increasing while continuing to review opportunities in other global markets. We also expect to accelerate the penetration of our high-end, value-added products into new markets by combining sales and distribution infrastructures.

•	Continuing to improve our profitability by realizing cost savings opportunities as a result of the Hexion Formation.

•	Leveraging the expanding global footprint that would result from the Huntsman Merger.

Our business segments are based on the products that we offer and the markets that we serve. At December 31, 2007, we had four reportable segments: Epoxy and Phenolic Resins, Formaldehyde and Forest Products Resins, Coatings and Inks, and Performance Products. The major products of our reportable segments are as follows:

•	Epoxy and Phenolic Resins: epoxy resins and intermediates, composite resins, molding compounds, versatic acids and derivatives, phenolic specialty resins and epoxy coating resins

•	Formaldehyde and Forest Products Resins: forest products resins and formaldehyde applications

•	Coatings and Inks: polyester resins, acrylic resins, and ink resins and additives

•	Performance Products: phenolic encapsulated substrates for oilfield and foundry applications

2007 Highlights

2007 sales of $5,810 and operating income of $302 increased 12% and 6%, respectively, as compared to 2006. The results reflect our international end market diversification and our ability to realize planned synergies from the Hexion Formation. We realized $50 of planned synergies in 2007. We have realized $120 of cumulative planned synergies at December 31, 2007 and are progressing as planned towards completion of $175 in synergies from the Hexion Formation. In addition, despite experiencing significant volatility in our raw material costs, we have been able to pass along many of these increased costs in higher selling prices in our product lines. The following items represent other highlights in 2007:

•

We acquired the adhesives and resins business of Orica Limited. This business manufactures formaldehyde and formaldehyde-based binding resins used primarily in the forest products industry. This business generated 2006 sales of approximately $85, and has three manufacturing facilities in Australia and New Zealand. This acquisition is included in our Formaldehyde and Forest Products Resins segment and contributed $89 in incremental sales in 2007.

•	We invested in a joint venture in our forest products resins businesses in the Russian Federation. This joint venture will allow us to grow our businesses in a new market.

•

We amended and restated our senior secured credit facilities in order to reduce the interest rates on our term loan borrowings by 0.25%. In addition, we borrowed $300 in incremental term loans that will mature in 2013. We used the proceeds of the incremental term loans to fund business acquisitions and for general corporate purposes. In addition, the new senior secured credit facilities were changed to replenish the amount of incremental borrowings available to $200.

•

We acquired the German forest products resins and formaldehyde business of Arkema GmbH. This business manufactures formaldehyde and formaldehyde-based resins. The business employs approximately 100 people and had 2006 revenues of approximately €101, or $127. This business is included in our Formaldehyde and Forest Products Resins segment and contributed $28 in incremental sales in 2007.

•

We announced the pending merger with Huntsman in an all-cash transaction initially valued at approximately $10,600, which includes the assumption of debt. Huntsman is a global manufacturer of differentiated chemicals, has approximately 13,000 employees and operates from multiple locations worldwide. Huntsman had 2007 revenues of approximately $10,000.

2008 Outlook

Our business is impacted by general economic and industrial growth, housing starts, automotive builds, oil and natural gas drilling activity and general industrial production. Our business has both geographic and end market diversity which reduces the impact of any one of these factors on our overall performance. We anticipate an increase in demand in 2008 in many of the markets that we serve in both industrialized and developing nations and we expect an upward trend in overall utilization rates for thermosetting resins. Specifically, we expect continued strength in U.S. oil and natural gas drilling activity, which would have a positive impact on volumes in our Performance Products segment. We also expect that worldwide epoxy demand will increase in 2008 due to increased sales in various epoxy markets. We expect some of these volume increases to be offset by lower volume expectations in other key markets. We anticipate that continued softness in 2008 in North American automotive build rates will continue to exert downward volume pressure on certain product lines that are included in our Epoxy and Phenolic Resins, Coatings and Inks and Performance Products segments. We also anticipate continued softness in U.S. housing starts in 2008 that will impact our volume, primarily for our forest product resins, which is included in our Formaldehyde and Forest Product Resins segment, and our phenolic specialty resins, epoxy coating, polyester and acrylic resin product lines, which are included in our Epoxy and Phenolic Resins and Coatings and Inks segments. However, we anticipate strength in the European automotive and construction markets will help offset a portion of the softness in the North American automotive and housing markets.

We expect that raw material cost volatility will likely continue because of volatile pricing of key feedstocks. To help mitigate raw material volatility, we have purchase and sale contracts with many of our vendors and customers that contain periodic price adjustment mechanisms. Due to differences in the timing of pricing mechanism trigger points between our sales and purchase contracts, there is often a lead-lag impact during which margins are negatively impacted in the short term when raw material prices increase and are positively impacted when raw material prices fall. We experienced a positive lead-lag impact on operating income of $2 for the year ended December 31, 2007. In 2007 we were successful in raising prices across many of our product lines to recover higher raw material costs, which increased net sales. We will continue to focus on pricing in 2008 where we have opportunities in certain markets to pass through raw material price increases.

We expect to generate increased free cash flow (which we define as cash flow from operating activities less anticipated capital expenditures) in 2008 from improved sales pricing, realizing planned synergies and lower one-time costs associated with the Hexion integration, and continued focus on reducing working capital. We will continue to focus on reducing debt and the resulting cash paid for interest in 2008 through increased free cash flow.

During the first quarter of 2008, we announced the closure of four facilities in our Epoxy and Phenolic Resins, Formaldehyde and Forest Products Resins, and Coatings and Inks segments as we continue to react to changing market conditions and reduce excess capacity as part of our ongoing synergy and productivity initiatives. As market conditions shift in the future, we will continue to assess the locations and number of our manufacturing facilities.

We expect the Huntsman Merger to be completed no earlier than May 3, 2008. Once the transaction is completed, we will become one of the world’s largest specialty chemical producers with global size and scale, leading technology and industry positions, and significant opportunities to create value.

Matters Impacting Comparability of Results

Our audited Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries, in which minority shareholders hold no substantive participating rights, after eliminating intercompany accounts and transactions.

Our financial data includes:

•	The results of operations of Bakelite since the completion of the Bakelite Transaction on April 29, 2005,

•	The results of operations of the Coatings Acquisition since the acquisition date of January 31, 2006,

•	The results of operations of the Brazilian Consumer Divestiture until the divestiture date of March 31, 2006,

•	The results of operations of the Inks Acquisition since the acquisition date of June 1, 2006,

•	The results of operations of the Orica A&R Acquisition since the acquisition date of February 1, 2007, and

•	The results of operations of the Arkema Acquisition since the acquisition date of November 1, 2007.

Raw materials comprise approximately 80% of our product cost. The three largest raw materials used in our production processes are phenol, methanol and urea. These materials represent almost half of our total raw material costs. Fluctuations in energy costs, such as volatility in the price of crude oil and related petrochemical products, as well as the cost of natural gas have caused significant volatility in our raw material costs. Compared to the 2006 average prices, the average prices of phenol, methanol, and urea increased by approximately 7%, 14% and 45%, respectively, in 2007. In 2006 the average prices of phenol, methanol and urea increased (decreased) by approximately 28%, 23% and (13)%, respectively, compared to the average prices in 2005. Passing through raw material price changes can result in significant variances in sales comparisons from year to year. In 2007, 2006 and 2005, we had a favorable impact on sales from passing through raw material price increases to our customers, as allowed by our customer contracts.

During the third quarter of 2006 we were placed on allocation for methanol, a raw material that is used in the production of formaldehyde and formaldehyde-derived products, because two major methanol producers declared force majeure. As a result of these raw material limitations, we allocated our available supply of formaldehyde and formaldehyde-derived products in North America among our customers during the force majeure period, which ended on October 2, 2006. This resulted in the loss of some sales volume in the fourth quarter of 2006 in our Formaldehyde and Forest Product Resins segment.

Our 2005 results were impacted by Hurricanes Katrina and Rita. Approximately $27 of lost sales as well as some incremental expenses associated with these hurricanes negatively impacted our operating income in the second half of 2005.

These incremental expenses included higher costs for key raw materials, plant downtime, supply chain and other logistical disruptions, and dislocated employees.

Results of Operations

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in millions)

	2007	2006	2005
Net sales	$5,810	$5,205	$4,442
Cost of sales	4,994	4,485	3,781

Gross profit	816	720	661
Gross profit as a percentage of net sales	14%	14%	15%
Selling, general and administrative expense	415	384	391
Transaction costs	1	20	44
Integration costs	38	57	13
Other operating expense (income)	60	(27)	5

Operating income	302	286	208
Operating income as a percentage of net sales	5%	5%	5%
Interest expense, net	310	242	203
Loss on extinguishment of debt	—	121	17
Other non-operating expense, net	15	3	16

Total non-operating expenses	325	366	236

Loss from continuing operations before income tax, earnings from unconsolidated entities and minority interest	(23)	(80)	(28)
Income tax expense	44	14	48

Loss from continuing operations before earnings from unconsolidated entities and minority interest	(67)	(94)	(76)
Earnings from unconsolidated entities, net of tax	4	3	2
Minority interest in net income of consolidated subsidiaries	(2)	(4)	(3)

Loss from continuing operations	(65)	(95)	(77)
Loss from discontinued operations	—	(14)	(10)

Net loss	(65)	(109)	(87)
Accretion of redeemable preferred stock	—	33	30

Net loss available to common shareholders	$(65)	$(142)	$(117)

Net Sales

In 2007, net sales increased by $605, or 12%, compared with 2006. Acquisitions, net of divestitures, added $222 in incremental net sales while pricing and favorable product mix added $415. We passed through raw material price increases to customers in many of our product lines in 2007, including forest products resins and formaldehyde, coatings and phenolic specialty resins. Higher prices and favorable product mix in our epoxy business also contributed to higher net sales. Volume declines in several of our product lines, including certain epoxy resins and intermediates, North American forest products resins, coatings, inks, U.S. phenolic specialty resins and foundry application businesses, negatively impacted sales by $278. These declines were primarily driven by soft North American housing and automotive markets in 2007, as well as increased competition in certain product lines. The volume declines were partially offset by higher volumes in our oilfield services, international forest products resins, and our European phenolic specialty resins and specialty epoxies businesses. In addition, a net favorable currency translation of $246 contributed to the sales increase as a result of the strengthening of the euro, Canadian dollar and Brazilian real against the U.S. dollar.

In 2006, net sales increased by $763, or 17% compared with 2005. Acquisitions, net of divestitures added $559 in incremental net sales and organic growth added $204. We were successful in driving volumes higher across several of our product lines, including epoxy resins and intermediates, phenolic specialty resins, oilfield services and international forest product resins and formaldehyde, due to strong worldwide demand for these products. These volume increases were partially offset by lower volumes in our North American forest products resins, U.S. coating products and North American foundry products. These decreases were primarily driven by softer housing and automotive markets during the second half of 2006.

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

Gross Profit

In 2007, gross profit increased by $96, or 13%, compared with 2006. As a percentage of sales, gross profit remained consistent with 2006 at 14%. The gross profit increase was due to the impact of acquisitions, higher prices in certain of our product lines and synergies that we realized from the Hexion Formation; partially offset by rising raw material costs, the impact of lower volumes across several product lines and unplanned plant outages in our Epoxy and Phenolic Resins segment.

In 2006, gross profit increased by $59, or 9%, compared with 2005. As a percentage of sales, gross profit declined 1%, to 14%, compared with 2005. The impact from acquisitions and synergies that we realized from the Hexion Formation positively impacted gross profit; however, the continued rise in raw material costs that could not be fully passed along to our customers more than offset the synergies.

Operating Income

In 2007, operating income increased by $16, or 6%, compared with 2006. As a percentage of sales, operating income remained consistent with 2006 at 5%. The increase in operating income was driven primarily by the increase in gross profit as discussed above. Also contributing to the increase was a reduction in Transaction costs of $19. We wrote-off deferred IPO costs and incurred costs for terminated acquisition activities in 2006, while no such costs were incurred in 2007. In addition, Integration costs were lower by $19. In 2006 we incurred higher redundancy and plant rationalization costs and higher incremental administrative costs associated with integration activities than in 2007. These decreases were partially offset by an increase in Other operating expense of $87, principally caused by the absence in 2007 of a $39 gain recognized in 2006 primarily from the Brazilian Consumer Divestiture and increased costs in 2007 for impairments due to plant closures of $20 and business realignments of $23. Selling, general and administrative expenses increased as a result of recent acquisitions and support of organic growth, but remained unchanged as a percentage of sales.

In 2006, our operating income increased $78 compared with 2005. As a percentage of sales, operating income remained consistent with 2005. The increase in operating income was driven in part by the improvement in gross profit discussed above, which generated an additional $59 in operating income. In addition, Transaction costs fell by $24 in 2006. In 2006, these costs were primarily from suspending an initial public offering and failed deal costs; while in 2005, these costs were primarily from the Hexion Formation. Also contributing to the increase in operating income was a gain of $39 primarily from the Brazilian Consumer Divestiture. These increases were partially offset by higher Integration costs of $44. Integration costs primarily include redundancy and plant rationalization initiatives and incremental administrative costs from other integration programs, including the implementation of a single, company-wide, management information and accounting system. Selling, general and administrative expense decreased by $7 primarily as a result of synergies from the Hexion Formation.

Non-Operating Expenses

In 2007, total non-operating expenses decreased by $41, or 11%, compared with 2006. The decrease is primarily due to the absence in 2007 of a $121 loss on extinguishment of debt that was incurred in 2006 as a result of debt refinancing and recapitalizations. The decrease was partially offset by an increase in net interest expense of $68 from 2006 as a result of higher average debt levels. Other non-operating expense, net, increased by $12 primarily due to lower unrealized foreign exchange gains in 2007 as compared to 2006.

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

Income Tax Expense

Income tax expense relates primarily to income from foreign operations and increases in the domestic valuation allowance due to continued domestic losses in the U.S. for which no benefit can be recognized.

In 2007, income tax expense increased by $30 compared with 2006. This is due to higher taxes from increased earnings in foreign operations, partially offset by a tax benefit recognized for an enacted reduction in the German income tax rate and a decrease in the state domestic valuation allowance for tax law changes in Texas.

In 2006, income tax expense decreased $34 compared with 2005. This was due to the reduction of the foreign deferred tax liabilities from enacted tax rate reductions in Canada, the Netherlands and Spain in 2006 and an increase in the domestic valuation allowance, foreign income tax on a foreign currency exchange gain on the settlement of an intercompany loan, increases in accruals related to state and foreign tax contingencies, and nondeductible expenses, primarily related to the Hexion Formation in 2005.

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

In 2005, we settled a claim against us for $15 that was for a lawsuit resulting from a previously divested business. We also received a $6 settlement from a class action suit from raw material purchases on a formerly divested business. As both of these events were from contingencies of previously divested businesses that were treated as discontinued operations, we included these amounts in Loss from discontinued operations. In 2005, we also recognized a loss of $1 on the discontinued operations of Taro Plast.

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

	Year Ended December 31,
	2007	2006	2005
Net Sales to Unaffiliated Customers (1)(2)(3):
Epoxy and Phenolic Resins	$2,424	$2,152	$1,881
Formaldehyde and Forest Products Resins	1,663	1,440	1,338
Coatings and Inks	1,330	1,254	886
Performance Products	393	359	337
Segment EBITDA (2)(3):
Epoxy and Phenolic Resins	$337	$271	$244
Formaldehyde and Forest Products Resins	165	156	156
Coatings and Inks	86	81	63
Performance Products	77	61	48
Corporate and Other	(54)	(45)	(43)

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.

(2)

Net sales and Segment EBITDA include the results of the Bakelite Transaction, Coatings Acquisition, Inks Acquisition, Orica A&R Acquisition and Arkema Acquisition from April 29, 2005, January 31, 2006, June 1, 2006, February 1, 2007 and November 1, 2007, respectively, and exclude the results from the Brazilian Consumer Divestiture since March 31, 2006.

(3)	Certain of the Company’s product lines have been realigned, resulting in reclassifications between segments. Prior period balances have been reclassified to conform to current presentations.

2007 vs. 2006 Segment Results

The table below provides additional detail of the percentage change in sales by segment from 2006 to 2007.

	Volume	Price/Mix	Currency Translation	Acquisitions/ Divestitures	Total
Epoxy and Phenolic Resins	(3)%	10%	6%	—	13%
Formaldehyde and Forest Product Resins	(7)%	9%	3%	10%	15%
Coatings and Inks	(9)%	4%	5%	6%	6%
Performance Products	—	8%	1%	—	9%

Epoxy and Phenolic Resins

Net sales increased in 2007 by $272, or 13%, compared to 2006. Lower volumes in our base epoxies, intermediates and U.S. phenolic specialty resins businesses negatively impacted sales by $62, primarily due to the decline in the North American automotive and housing markets. These volume decreases were partially offset by demand in the wind energy and European construction end markets, which drove increased demand for our specialty epoxies and phenolic specialty resins in Europe. Favorable product mix resulting from the increased specialty epoxy and phenolic specialty resins volumes discussed above, the pass through of higher raw material costs to customers and selected pricing improvement initiatives contributed $211 to sales across all product lines. Foreign currency translation had a positive impact of $123 as the euro strengthened against the U.S. dollar in 2007.

Segment EBITDA increased in 2007 by $66, to $337, compared to 2006. The increase is primarily due to the impact of the favorable product mix and pricing strategies discussed above. The realization of synergies related to the Hexion Formation also contributed to the increased Segment EBITDA. However, these increases were partially offset by longer downtime than expected for planned plant maintenance as well as by certain unplanned outages, which primarily occurred in the fourth quarter of 2007. We incurred additional expense of $11 in 2007 compared to 2006 for planned plant maintenance. The impact of the unplanned outages in the fourth quarter of 2007 negatively impacted Segment EBITDA by $9 due to additional costs and unabsorbed overhead.

Formaldehyde and Forest Products Resins

Net sales increased in 2007 by $223, or 15%, compared to 2006. The impact of acquisitions, net of a divestiture, added $146 to net sales. Sales increased $126 as commercial contracts allowed the pass through of higher raw material costs to our customers in our forest products resins and formaldehyde applications businesses. Lower volumes negatively impacted sales by $102. The volume decrease primarily occurred in our North American forest products resins business due to the decline in the North American housing construction market. This volume decrease was partially offset by higher volumes in our international forest products resins businesses due to market growth in certain regions. Favorable currency translation of $53 also contributed to higher sales as the euro, Canadian dollar and the Brazilian real strengthened against the U.S. dollar in 2007.

Segment EBITDA increased in 2007 by $9, to $165, compared to 2006. The net impact of acquisitions and a divestiture added $17 to Segment EBITDA in 2007. Decreases due to lower volumes in our North American forest products resins business, caused by the weak housing construction market, partially offset the positive impact of acquisitions.

Coatings and Inks

Net sales increased in 2007 by $76, or 6%, compared to 2006. Net acquisitions added $76 of net sales in 2007. Pricing added approximately $49 to sales due to pricing improvement initiatives in our coatings and inks businesses and the pass through of raw material price increases primarily in the coatings business. The price increases were more than offset by lower volumes, which negatively impacted sales by $115. Coatings volumes declined due to the downturn in the North American housing construction market, while Inks volumes declined, primarily in North America, due to competitive pressures. Favorable currency translation added $66 to sales, primarily due to the strengthened euro against the U.S. dollar in 2007.

Segment EBITDA increased by $5, to $86, compared to 2006. The increase is primarily due to the effects of the acquisitions and the pricing improvement initiatives, offset by the decline in volumes, as discussed above.

Performance Products

Net sales increased in 2007 by $34, or 9%, compared to 2006. Pricing initiatives, favorable sales mix and the pass through of raw material price increases to customers across all of our product lines added $29 of sales. Volume increases positively impacted sales by $1 compared to 2006, driven primarily by our oilfield technology products and Asia Pacific business lines. Volume improvement in our oilfield products was a result of increased U.S. natural gas drilling activities in 2007 and increased production capacity from our new Canadian production facility. Volume improvements in our Asia Pacific businesses were attributable to strong export markets and expanded product offerings to new and existing markets. These volume increases were almost entirely offset by declines in foundry volumes resulting from decreased demand in the North American automotive sector. Favorable currency translation of $4 also contributed to the increased sales.

Segment EBITDA in 2007 increased by $16, to $77, compared to 2006. The increase was driven by the effect of volume increases in our oilfield technology products and Asia Pacific business lines, coupled with the pricing initiatives and favorable sales mix discussed above. We were able to offset the Segment EBITDA impact of volume declines in our foundry business with cost control measures.

Corporate and Other

Corporate and Other charges increased by $9, to $54, compared to 2006 primarily due to increased headcount and outside consulting to support business growth, the Sarbanes-Oxley internal control compliance initiative and the establishment of a European shared services center in 2007. In addition, 2006 included a $2 insurance recovery related to Hurricane Katrina.

2006 vs. 2005 Segment Results

The table below provides additional detail of the percentage change in sales by segment from 2005 to 2006.

	Volume	Price/Mix	Currency Translation	Acquisitions/ Divestitures	Total
Epoxy and Phenolic Resins	3%	(1)%	1%	11%	14%
Formaldehyde and Forest Product Resins	(1)%	6%	3%	—	8%
Coatings and Inks	(4)%	6%	1%	39%	42%
Performance Products	1%	6%	—	—	7%

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

Formaldehyde and Forest Products Resins

Formaldehyde and Forest Products Resins’ net sales increased in 2006 by $102, or 8%, compared with 2005. The net impact of acquisitions and divestitures contributed $6 of incremental net sales, while organic growth contributed $96 in net sales in 2006. Strong pricing contributed $77 to the sales increase, primarily in our North American forest products resins and North American formaldehyde products, from passing through a portion of higher phenol and methanol costs to our customers. Higher volumes in our international forest product resins and formaldehyde products, due to new customers and increased demand in Latin America, were more than offset by lower volumes in our North American resins business as the result of a softer housing market. We also had lower volumes in our North American formaldehyde business due to weakening demand that temporarily curtailed certain customers’ production in the first half of 2006. Favorable currency translation of approximately $34 also contributed to higher sales, as both the Canadian dollar and the Brazilian real strengthened versus the U.S. dollar.

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

Performance Products

Performance Products’ net sales increased by $22, or 7%, in 2006 compared with 2005. Increased pricing contributed $18 in additional sales, primarily in our North American oilfield and foundry product lines from passing through phenol price increases to customers. Volume increases added $3 to sales, primarily due to volume improvements in our oilfield products as a result of increases in North American natural gas and drilling activities, as well as increased production capacity as a result of our new Canadian production facility. The volume increase in oilfield products was partially offset by volume declines in our North American foundry business due to weakening demand in the automotive sector. Favorable currency translation of $1 also contributed to the increased sales.

Segment EBITDA of Performance Products increased by $13 in 2006 compared with 2005. The increase was primarily the result of strong volume development in our oil field products and our continued focus on controlling operating costs.

Corporate and Other

Corporate and Other expense increased by $2 in 2006 compared to 2005. As a result of the Hexion Formation in 2005, we began to consolidate certain corporate functions of the legacy companies, and some corporate general and administrative expenses that were previously included within those businesses are now included in Corporate and Other. Synergies captured from the Hexion Formation and an insurance recovery of $2 related to Hurricane Katrina helped to offset inflationary increases.

Reconciliation of Segment EBITDA to Net Loss

	Year Ended December 31,
	2007	2006	2005
Segment EBITDA:
Epoxy and Phenolic Resins	$337	$271	$244
Formaldehyde and Forest Products Resins	165	156	156
Coatings and Inks	86	81	63
Performance Products	77	61	48
Corporate and Other	(54)	(45)	(43)
Reconciliation:
Items not included in Segment EBITDA
Transaction costs	(1)	(20)	(44)
Integration costs	(38)	(57)	(13)
Non-cash charges	(54)	(22)	(30)
Unusual items:
Gain on divestiture of business	8	39	—
Purchase accounting effects/inventory step-up	(1)	(3)	(16)
Discontinued operations	—	(14)	(10)
Business realignments	(21)	2	(9)
Other	(17)	(10)	(18)

Total unusual items	(31)	14	(53)

Total adjustments	(124)	(85)	(140)
Interest expense, net	(310)	(242)	(203)
Loss on extinguishment of debt	—	(121)	(17)
Income tax expense	(44)	(14)	(48)
Depreciation and amortization	(198)	(171)	(147)

Net loss	$(65)	$(109)	$(87)

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

In 2007, 2006 and 2005, Integration costs primarily represented redundancy and plant rationalization costs and incremental administrative costs for integration programs as a result of the Hexion Formation and recent acquisitions, as well as costs to implement a single, company-wide, management information and accounting system.

In 2007, 2006 and 2005, Non-cash charges were primarily from stock-based compensation expense, impairments of property, plant and equipment and unrealized derivative and foreign exchange losses.

Not included in Segment EBITDA are certain non-cash and certain non-recurring income or expenses that are deemed by management to be unusual in nature. For 2007, these items consisted of gains on sale of assets, a gain on the sale of a portion of the Company’s ownership in HAI, business realignment costs, EBITDA related to the announced exit from the European solvent coating resins business (the “Alkyds Divestiture”), management fees, realized foreign currency activity and costs to settle a lawsuit. For 2006, these items primarily consisted of a gain recognized on the Brazilian Consumer Divestiture, a charge related to the discontinued operations of Taro Plast, business realignments, and the Alkyds Divestiture. For 2005, these items primarily consisted of purchase accounting/inventory step-up adjustments that were related to the Bakelite Transaction, a realized foreign currency loss on an exchange rate hedge related to the Bakelite Transaction, certain non-recurring litigation expenses related to discontinued operations and business realignments.

Liquidity and Capital Resources

Sources and Uses of Cash

We are a highly leveraged company. Our liquidity requirements are significant, primarily due to our debt service requirements. At December 31, 2007, we had $3,720 of debt, including $85 of short-term debt and capital lease maturities. In addition, we had $199 of cash and cash equivalents.

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

At December 31, 2007, we had additional borrowing capacity under our senior secured revolving credit facilities of $215. We have additional credit facilities at certain domestic and international subsidiaries with various expiration dates through 2008. As of December 31, 2007, we had $71 available for borrowing under these facilities.

Following are highlights from our Consolidated Statements of Cash Flows for the years ended December 31:

	2007	2006	2005
Operating activities	$174	$21	$171
Investing activities	(335)	(277)	(354)
Financing activities	288	128	219
Effect of exchange rates on cash flow	8	9	(5)

Net change in cash and cash equivalents	$135	$(119)	$31

Operating Activities

In 2007, operations provided $174 of cash. The net loss of $65 included $247 of non-cash items, of which $205 was for depreciation and amortization (including amortization of deferred financing costs). Working capital (defined as accounts receivable and inventories less accounts and drafts payable) decreased $8 as a $51 impact from increasing raw material prices was partially offset by working capital improvement initiatives. Changes in other assets and liabilities generated $33 as a result of timing of cash payments versus collections and expense recognition. In 2007, cash from operations related to taxes used $33. Tax cash payments of $84, of which $24 was paid to the Netherlands taxing authority for a settlement of a prior year’s tax audit, were partially offset by increases in the tax accrual due to higher taxes from increased earnings in foreign operations.

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

In 2005, operations generated $171 of cash. The net loss of $87 included non-cash charges for depreciation and amortization of $156 (including amortization of deferred financing costs). Accounts receivable and inventory levels were down compared to the prior year as the result of improved working capital management. The positive impact of these lower levels was partially offset by an increase in accounts payable. We made net cash tax payments of $8 and contributed $31 to our pension plans.

Investing Activities

In 2007, we used $335 for investing activities. We spent $130 for acquisitions and $123 for capital expenditures (including capitalized interest), primarily for plant expansions and improvements. We also spent $101 for costs related to in-process acquisitions.

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

Financing Activities

In 2007, financing activities provided cash of $288. Net debt borrowings of $306 were used for acquisitions, working capital requirements and in-process acquisition funding needs.

In 2006, financing activities provided cash of $128. We generated $1,051 of cash, primarily from refinancing our debt in May and November. Proceeds from the May refinancing were used to redeem our preferred stock for $397. Proceeds from our November refinancing were used to pay a $480 dividend to our common shareholders. We paid $17 and $21 of debt refinancing fees for the May and November refinancings, respectively. In addition, we paid $4 of IPO related costs, which were written off when we suspended our IPO.

In 2005, financing activities provided cash of $219. Net cash generated by financing activities was primarily due to long-term debt borrowings of $1,193, consisting of the $150 senior secured notes, the $500 term loan under the Hexion Credit Facility and borrowings under a bridge facility for the Bakelite Transaction. These borrowings were partially offset by net debt repayment of $752 and debt financing fees of $22 from the financings. We paid a dividend of $523, which was funded through $334 of net proceeds that we received from issuing preferred stock and from amounts that we borrowed under our credit facility. We also made payments of $11 for costs related to our proposed IPO.

Huntsman Transaction Funding Requirements

In connection with the pending Huntsman Merger, Huntsman terminated an Agreement and Plan of Merger with Basell AF. As a result, Huntsman paid Basell AF a break-up fee in the amount of $200, of which we funded $100 in July 2007. We also have capitalized $17 of additional deferred acquisition costs at December 31, 2007.

The pending Huntsman Merger was initially valued at approximately $10,600, which includes the assumption of debt. Lenders have committed, subject to certain customary conditions, to fully finance this merger when the transaction closes. The deterioration of the current credit environment could result in increased interest and other financial expenses for our borrowings to finance the Huntsman Merger and could restrict our ability to obtain financing on satisfactory terms.

Beginning on April 6, 2008, the cash price per share to be paid by the Company will increase each day through the consummation of the merger at the equivalent of approximately 8% per annum (less any dividends or distributions declared or made). If the transaction is terminated, in certain circumstances, we will be required to pay Huntsman a termination fee of $325.

Outstanding Debt

Following is a summary of our outstanding debt at December 31:

	2007	2006
Senior Secured Credit Facilities:
Revolving facility due 2011	$—	$23
Floating rate term loans due 2013	2,282	1,995
Senior Secured Notes:
Floating rate second-priority senior secured notes due 2014	200	200
9.75% Second-priority senior secured notes due 2014	625	625
Debentures:
9.2% debentures due 2021	115	115
7.875% debentures due 2023	247	247
8.375% sinking fund debentures due 2016	78	78
Other Borrowings:
Australian Multi-Currency Term/Working Capital Facility due 2012	69	—
Industrial Revenue Bonds due 2009	34	34
Capital Leases	12	11
Other	58	64

Total debt	$3,720	$3,392

In June 2007, we amended and restated our senior secured credit facilities to reduce the interest rates on our borrowings of term loans by 25 basis points, borrow $200 in incremental term loans which will mature in 2013, and replenish the amount of incremental borrowings available under the agreements to $300. On August 7, 2007, the Company borrowed $100 in additional term loans which will mature in 2013. Proceeds of the incremental term loans were used to fund business acquisitions, repay revolving loans and for general corporate purposes.

In February 2007, we financed the Orica A&R Acquisition with proceeds of approximately $70 from a new five-year Australian Multi-Currency Term / Working Capital Facility. Approximately $30 of this facility is effectively fixed at a rate of 6.6% through the use of interest rate swap agreements. The remaining balance has a variable interest rate equal to the 90 day Australian or New Zealand Bank Bill Rates plus an applicable margin.

Interest Rate Swap Agreements

We have various interest rate swap agreements that are designed to offset cash flow variability from interest rate fluctuations on our variable rate debt. The notional amounts of the swaps change based on the expected payments on our term loans in order to maintain a fixed interest rate on approximately 60% to 70% of our total debt. As a result of the interest rate swaps, we pay a weighted average fixed rate equal to approximately 7.5% per year and receive a variable rate based on the terms of the underlying debt.

See Item 7A – Quantitative and Qualitative Disclosures About Market Risk and Note 7 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for more information on these agreements.

Covenant Compliance

Certain covenants contained in the credit agreement that govern our senior secured credit facilities and/or the indentures that govern our Second-Priority Senior Secured Notes (i) require us to maintain a senior secured debt to Adjusted EBITDA ratio and (ii) restrict our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet this ratio and a defined Adjusted EBITDA to Fixed Charges ratio. The covenant to incur additional indebtedness and our ability to make future acquisitions requires us to have an Adjusted EBITDA to Fixed Charges ratio (measured on a last twelve months, or LTM, basis) of at least 2.0:1. Failure to comply with these covenants could limit our long-term growth prospects by hindering our ability to obtain future debt or make acquisitions.

Fixed charges are defined as net interest expense excluding the amortization or write-off of deferred financing costs. Adjusted EBITDA is defined as EBITDA adjusted to exclude certain non-cash and certain non-recurring items. Adjusted EBITDA also includes expected future cost savings directly related to acquisitions, including the Hexion Formation, and the incremental EBITDA impact of acquisitions as if they had taken place at the beginning of the year. As we are highly leveraged, we believe that including the supplemental adjustments that are made to calculate Adjusted EBITDA provides additional information to investors about our ability to comply with our financial covenants and our ability to obtain additional debt in the future. Adjusted EBITDA and Fixed Charges are not defined terms under accounting principles generally accepted in the United States of America. Adjusted EBITDA should not be considered an alternative to operating income or net income as a measure of operating results or an alternative to cash provided by operations as a measure of liquidity. Fixed Charges should not be considered an alternative to interest expense. At December 31, 2007, we were in compliance with all of the financial covenants and restrictions that are contained in the indentures that govern our notes and all of our credit facilities.

Year Ended December 31, 2007
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(65)
Income taxes	44
Interest expense, net	310
Depreciation and amortization expense	198

EBITDA	487
Adjustments to EBITDA
Acquisitions EBITDA (1)	38
Transaction costs	1
Integration costs (2)	38
Non-cash charges (3)	54
Unusual items:
Gain on sale of businesses	(8)
Purchase accounting effects/inventory step-up	1
Business realignments (4)	21
Other (5)	20

Total unusual items	34

In process Synergies (6)	55

Adjusted EBITDA	$707

Fixed charges (7)	$274

Ratio of Adjusted EBITDA to Fixed Charges (8)	2.58

(1)	Represents the incremental EBITDA impact of the Orica A&R Acquisition and the Arkema Acquisition as if they had taken place at the beginning of the period. Also includes the impacts of in process synergies related to the Coatings and Inks acquisitions.

(2)	Represents redundancy and incremental administrative costs associated with integration programs. Also includes costs to implement a single, company-wide management information and accounting system.

(3)	Includes non-cash charges for impairments of fixed assets, stock-based compensation and unrealized foreign exchange and derivative activity.

(4)	Represents plant rationalization, headcount reduction and other costs associated with business realignments.

(5)	Includes the impact of the announced Alkyds Divestiture as if it had taken place at the beginning of the period, management fees, costs to settle a lawsuit, realized foreign currency activity and costs for unplanned plant outages.

(6)	Represents estimated net unrealized synergy savings resulting from the Hexion Formation.

(7)	The charges reflect pro forma interest expense based on interest rates at March 3, 2008 as if the Orica A&R Acquisition, the Arkema Acquisition, and the amendment of our senior secured credit facilities had taken place at the beginning of the period.

(8)	We are required to maintain an Adjusted EBITDA to Fixed Charges ratio of greater than 2.0 to 1.0 to be able to incur additional indebtedness under our indenture for the Second Priority Senior Secured Notes. As of December 31, 2007, the Company was able to satisfy this covenant and incur additional indebtedness under this indenture.

Contractual Obligations

The following table presents our contractual cash obligations at December 31, 2007. Our contractual cash obligations consist of legal commitments at December 31, 2007 that require us to make fixed or determinable cash payments, regardless of the contractual requirements of the specific vendor, to provide us with future goods or services. This table does not include Huntsman Merger cash requirements or information about most of our recurring purchases of materials used in our production; our raw material purchase contracts do not meet this definition since they generally do not require fixed or minimum quantities. Contracts with cancellation clauses are not included, unless a cancellation would result in a major disruption to our business. For example, we have contracts for information technology support that are cancelable, but this support is essential to the operation of our business and administrative functions; therefore, amounts payable under these contracts are included.

	Payments Due By Year
Contractual Obligations	2008	2009	2010	2011	2012	2013 and beyond	Total
Long-term debt, including current maturities	$84	$67	$32	$69	$24	$3,432	$3,708
Interest on fixed rate debt obligations (a)	172	153	144	100	98	446	1,113
Interest on variable rate debt obligations (b)	127	143	145	191	187	129	922
Capital lease obligations	1	1	1	—	—	9	12
Operating lease obligations	30	22	17	14	12	23	118
Purchase obligations (c)	100	86	63	19	16	103	387
Funding of pension and other postretirement obligations (d)	38	31	31	30	28	—	158

Total	$552	$503	$433	$423	$365	$4,142	$6,418

(a)	Includes variable rate debt subject to interest rate swap agreements.

(b)	Based on applicable interest rates in effect at December 31, 2007.

(c)	Purchase obligations are comprised of the fixed or minimum amounts of goods and/or services under long-term contracts and assumes that certain contracts are terminated in accordance with their terms after giving the requisite notice which is generally two to three years for most of these contracts; however, under certain circumstances, some of these minimum commitment term periods could be further reduced which would significantly decrease these contractual obligations.

(d)	Pension and other postretirement contributions have been included in the above table for the next five years. These amounts include estimated benefit payments to be made for unfunded foreign defined benefit pension plans as well as estimated contributions to our funded defined benefit plans. The assumptions used by our actuaries in calculating these projections includes a weighted average annual return on pension assets of approximately 7% for the years 2008 – 2012 and the continuation of current law and plan provisions. These estimated payments may vary based on the actual return on our plan assets. See Note 12 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for more information on our pension and postretirement obligations.

This table excludes payments for income taxes and environmental obligations since, at this time, we cannot determine either the timing or the amounts of payments beyond 2007. At December 31, 2007, we have a liability for unrecognized tax benefits and an accrual for the payment of related interest of $37. We estimate that we will pay approximately $40 in 2008 for local, state and international income taxes none of which relate to settlements of unrecognized tax benefits. We expect environmental expenditures for 2008 through 2012 totaling $16. See Notes 10 and 15 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on 10-K for more information on these obligations.

Capital Expenditures

Our products are generally less capital intensive to manufacture than many other products in the chemical industry and, as a result, we have relatively low maintenance capital expenditures. We plan to spend approximately $150 on capital expenditures in 2008, excluding any Huntsman Merger related requirements. We determined this amount through our budgeting and planning process, and it is subject to change at the discretion of our board of directors. We considered future product demand, existing plant capacity and external customer trends. Of these expenditures, we expect that approximately half will be used for maintenance and environmental projects. We expect that the remainder will be used to expand plant capacity as necessary to meet expected growth in demand. We plan to fund capital expenditures through operations and, if necessary, through available lines of credit. We have no material firm commitments for these anticipated capital expenditures at December 31, 2007.

Asset Impairments

A prolonged slump in the North American housing and construction markets reducing overall demand for resins and adhesives resulted in the announced closure of two manufacturing sites in North America. A $12 impairment charge to the net book value of these sites included in the Formaldehyde and Forest Products Resins segment was recorded in the fourth quarter of 2007. The impairment charge was calculated using discounted future cash flows including proceeds on the sale of these assets.

A significant and ongoing overcapacity in the ink and adhesives resins market and demand shifts to Asia resulted in the announced closure of a manufacturing site in Europe. An $11 impairment charge to the net book value of this site included in the Coatings and Inks segment was recorded in the fourth quarter of 2007. The impairment charge was calculated using discounted future cash flows including proceeds on the sale of these assets.

Off Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2007.

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

Our most critical accounting policies, which reflect significant management estimates and judgment to determine amounts in our audited Consolidated Financial Statements, are as follows:

Environmental Remediation and Restoration Liabilities

Accruals for environmental matters are recorded when we believe that it is probable that a liability has been incurred and we can reasonably estimate the amount of the liability. Our accruals are established following the guidelines of Statement of Position 96-1, Environmental Remediation Liabilities. We have accrued approximately $39 and $40 at December 31, 2007 and 2006, respectively, for all probable environmental remediation and restoration liabilities, which is our best estimate of these liabilities. Based on currently available information and analysis, we believe that it is reasonably possible that the costs associated with these liabilities may fall within a range of $25 to $76. This estimate of the range of reasonably possible costs is less certain than the estimates that we make to determine our reserves. To establish the upper limit of this range, we used assumptions that are less favorable to Hexion among the range of reasonably possible outcomes, but we did not assume that we would bear full responsibility for all sites to the exclusion of other potentially responsible parties.

Some of our facilities are subject to environmental indemnification agreements, where we are generally indemnified against damages from environmental conditions that occurred or existed before the closing date of our acquisition of the facility, subject to certain limitations.

Income Tax Assets and Liabilities and Related Valuation Allowances

At December 31, 2007 and 2006, we had valuation allowances of $360 and $224, respectively, against all of our net federal, state and some of our net foreign deferred income tax assets. The valuation allowances were calculated in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, evidence, such as operating results during the most recent three-year period, is given more weight than our expectations of future profitability, which are inherently uncertain. Our losses in the U.S. and certain foreign operations in recent periods represented sufficient negative evidence to require a full valuation allowance against our net federal, state and certain foreign deferred income tax assets. We intend to maintain a valuation allowance against the net deferred income tax assets until sufficient positive evidence exists to support the realization of such assets.

The calculation of our income tax liabilities involves dealing with uncertainties in the application of complex domestic and foreign income tax regulations. Unrecognized tax benefits are generated when there are differences between tax positions taken in a tax return and amounts recognized in the consolidated financial statements. Tax benefits are recognized in the consolidated financial statements when it is more likely than not that a tax position will be sustained upon examination. Tax benefits are measured as the largest amount of benefit that is greater than 50% likely to be realized upon settlement. To the extent we prevail in matters for which liabilities have been established, or are required to pay amounts in excess of our liabilities, our effective income tax rate in a given period could be materially impacted. An unfavorable income tax settlement would require the use of cash and result in an increase in our effective income tax rate in the year it is resolved. A favorable income tax settlement would be recognized as a reduction in the effective income tax rate in the year of resolution. At December 31, 2007, we have a liability for unrecognized tax benefits and an accrual for the related payment of interest of $37.

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

The discount rate reflects the rate at which pensions could be effectively settled. When selecting a discount rate, our actuaries provide us with a cash flow model that uses the yields of high-grade corporate bonds with maturities consistent with our anticipated cash flow projects.

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

The mortality tables that are used represent the most commonly used mortality projections for each particular country and reflect projected mortality improvements.

We believe the current assumptions used to estimate plan obligations and pension expense are appropriate in the current economic environment. However, if economic conditions change, we may change some of our assumptions, which could have a material impact on our financial condition and results of operations.

The following table presents the sensitivity of our projected pension benefit obligation (“PBO”), accumulated benefit obligation (“ABO”), shareholders’ deficit (“Deficit”) and 2008 pension expense to the following changes in key assumptions:

	Increase / (Decrease) at December 31, 2007			Increase / (Decrease)
	PBO	ABO	Deficit	2008 Expense
Assumption:
Increase in discount rate of 0.5%	$(33)	$(28)	$27	$(2)
Decrease in discount rate of 0.5%	$35	$31	$(29)	$3
Increase in estimated return on assets of 1.0%	N/A	N/A	N/A	$(4)
Decrease in estimated return on assets of 1.0%	N/A	N/A	N/A	$4

Impairment of Long-Lived Assets, Goodwill and Other Intangible Assets

As events warrant, we evaluate the recoverability of long-lived assets by assessing whether the carrying value can be recovered over their remaining useful lives through the expected future undiscounted operating cash flows of the underlying business. Any impairment loss that may be required is determined by comparing the carrying value of the assets to their estimated fair value. Impairment indicators include a significant decrease in the market price of a long-lived asset, a significant adverse change in the manner in which the asset is being used or in its physical condition, or a history of operating or cash flow losses associated with the use of the asset. As a result, future decisions to change our manufacturing process or exit certain businesses could result in material impairment charges.

We perform an annual goodwill impairment test to assess whether the estimated fair value of each reporting unit is less than the carrying amount of the unit’s net assets. We use a comparable analysis technique commonly used in the investment banking and private equity industries to estimate the values of our reporting units based on the EBITDA multiple technique. Under this technique, estimated values are the result of an EBITDA multiple that is determined from this process and applied to an appropriate historical EBITDA amount. As of December 31, 2007, the fair value of each reporting unit exceeded the carrying amount of assets and liabilities assigned to each unit.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. This statement establishes a standard definition of fair value, establishes a framework under generally accepted accounting principles to measure fair value and expands disclosure requirements for fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2 that deferred the effective date of SFAS 157 for nonfinancial assets and liabilities. SFAS 157 will be effective for the Company on January 1, 2008 for financial assets and financial liabilities and on January 1, 2009 for non-financial assets and non-financial liabilities. The Company does not expect SFAS 157 to have a material impact on its consolidated financial statements for financial assets and liabilities. The Company is currently assessing the impact of the statement on its consolidated financial statements for nonfinancial assets and liabilities.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement allows entities to measure financial instruments and certain other financial assets and financial liabilities at their fair value. SFAS 159 is effective for the Company on January 1, 2008. The Company does not expect to apply this optional statement to any of its financial assets and liabilities.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, a revision to Statement No. 141. This statement establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets (including goodwill) acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement will require, among other things, more assets acquired and liabilities assumed to be measured at fair value at the acquisition date, liabilities related to contingent consideration to be remeasured at fair value at each subsequent reporting period, and an acquirer in pre-acquisition periods to expense all acquisition-related costs. In addition, the statement establishes guidance as to what information should be disclosed to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively and will be effective for the Company on January 1, 2009. The Company is currently evaluating how this statement could impact future business combinations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 applies retroactively and will be effective for the Company on January 1, 2009. Upon adoption of this statement, the Company expects to reclassify December 31, 2007 Minority interest in consolidated subsidiaries of $12 to Shareholder’s Deficit on the Consolidated Statements of Shareholder’s Deficit and Comprehensive Income.

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

We do not use derivative instruments for trading or speculative purposes. We manage counterparty credit risk by entering into derivative instruments only with financial institutions with investment-grade ratings.

The following table summarizes our derivative financial instruments as of December 31, 2007 and 2006. Fair values are determined from quoted market prices at these dates.

	2007				2006
	Average Days To Maturity	Average Contract Rate	Notional Amount	Fair Value Asset (Liability)	Average Days to Maturity	Average Contract Rate	Notional Amount	Fair Value Asset (Liability)
Currency to Sell for Euros
U.S. dollars	—	—	$—	$—	59	1.3228	$27	$—
U.S. dollars (1)	274	1.2038	283	(64)	639	1.2038	286	(29)
Interest Rate Swap
Interest swap - 2006	548	—	750	(12)	913	—	1,000	(5)
Interest swap - 2007	1,097	—	300	(14)	—	—	—	—
Interest swap - Australia Multi-Currency Term	1,460		28	1	—	—	—	—
Commodity Future Contracts
Natural gas futures	—	—	7	—	—	—	5	—

(1)	Cross-currency and interest rate swap agreement

Foreign Exchange Risk. Our international operations accounted for approximately 58% of our sales in 2007 and 55% in 2006. As a result, we have significant exposure to foreign exchange risk on transactions that can potentially be denominated in many foreign currencies. These transactions include foreign currency denominated imports and exports of raw materials and finished goods (both intercompany and third party) and loan repayments. The functional currency of our operating subsidiaries is the related local currency.

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

Effective October 11, 2005, we entered into a $289 cross-currency and interest rate swap agreement structured for a non-U.S. subsidiary’s $290 U.S. dollar denominated floating rate term loan. The initial notional amount of $289 amortizes quarterly based on the terms of the loan. The swap is a three-year agreement designed to offset balance sheet and interest rate exposures and cash flow variability associated with the exchange rate fluctuations on the term loan. The euro to U.S. dollar exchange rate under the swap agreement is 1.2038. We pay a variable rate equal to Euribor plus 271 basis points. We receive a variable rate equal to the U.S. dollar LIBOR plus 250 basis points. The amount we receive under this agreement is approximately equal to the non-U.S. subsidiary’s interest rate on its $290 term loan. We paid a weighted average interest rate of 6.9%, 5.9% and 4.9% and received a weighted average interest rate of 7.9%, 7.4% and 6.6% in 2007, 2006 and 2005, respectively.

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

In May 2006, we entered into interest rate swap agreements with two counterparties. These swaps are three-year agreements designed to offset the cash flow variability that results from interest rate fluctuations on our variable rate debt. The initial aggregate notional amount of the swaps is $1,000, which amortizes quarterly based on the expected payments on our term loans. As a result of the interest rate swaps, we pay a fixed rate equal to approximately 7.6% per year and receive a variable rate based on the terms of the underlying debt. We account for these swaps as qualifying cash flow hedges in accordance with SFAS No. 133, as amended by SFAS No. 138 and SFAS No. 149.

In January 2007, we entered into a three-year interest rate swap agreement designed to offset cash flow variability associated with interest rate fluctuations on our variable rate debt. This swap became effective on January 1, 2008. The initial notional amount of the swap is $300, but will increase to $700 before being amortized down to $375, which, when combined with our other interest rate swaps, will effectively maintain a fixed interest rate on approximately 60% to 70% of total debt. As a result of the interest rate swaps, we pay a fixed rate equal to approximately 7.2% per year and receive a variable rate based on the terms of the underlying debt. We account for this swap as a qualifying cash flow hedge in accordance with SFAS No. 133, as amended.

In February 2007, we financed the Orica A&R Acquisition with proceeds of approximately $70 from a new five-year Australian Multi-Currency Term / Working Capital Facility. To effectively fix the interest rate on approximately $30 of this facility, we entered into interest rate swap agreements with two counterparties for an initial notional amount of AUD$35, which amortizes quarterly based on the expected loan payments. The swap agreements terminate December 30, 2011. We pay a fixed interest rate of 6.6% and receive a floating rate based on the terms of the underlying debt. We have not applied hedge accounting to this derivative instrument.

Some of our debt, including debt under our floating rate notes and borrowings under our senior secured credit facilities, is at variable interest rates that expose us to interest rate risk. If interest rates increase, our debt service obligations on variable rate debt would increase even though the amount borrowed would not increase. Excluding variable rate debt that is subject to interest rate swap agreements, assuming the amount of our variable debt remains the same, an increase of 1% in the interest rates on our variable rate debt would increase our 2008 estimated debt service requirements by approximately $15. See additional discussion about interest rate risk in Item 1A of Part I of this Annual Report on Form 10-K.

Following is a summary of our outstanding debt as of December 31, 2007 and 2006 (See Note 8 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for additional information on our debt). The fair value of our publicly held debt is based on the price at which the bonds are traded or quoted at December 31, 2007 and 2006. All other debt fair values are determined from quoted market interest rates at December 31, 2007 and 2006.

	2007			2006
Year	Debt Maturities	Weighted Average Interest Rate	Fair Value	Debt Maturities	Weighted Average Interest Rate	Fair Value
2007				$66	8.4%	$66
2008	$85	8.1%	$86	37	8.5%	37
2009	68	8.1%	68	55	8.5%	59
2010	33	8.1%	32	24	8.5%	25
2011	69	8.1%	68	43	8.5%	44
2012	24	8.1%	23	17	8.5%	18
2013 and beyond	3,441	8.1%	3,320	3,150	8.5%	3,105

	$3,720		$3,597	$3,392		$3,354

We do not use derivative financial instruments in our investment portfolios. Our cash equivalent investments are made in instruments that meet the credit quality standards that are established in our investment policies, which also limits the exposure to any one issue. At December 31, 2007 and 2006, we had $115 and $7, respectively, invested at average rates of 4% and 3%, respectively, primarily in interest-bearing time deposits and marketable securities. Due to the short maturity of our cash equivalents, the carrying value of these investments approximates fair value and our interest rate risk is not significant. A 1% increase or decrease in interest rates on invested cash would not have had a material effect on our net income and cash flows for the years ended December 31, 2007 and 2006.

Commodity Risk. We are exposed to price risks on raw material purchases, most significantly with phenol, methanol, urea, acetone, propylene and chlorine. For our commodity raw materials, we have purchase contracts that have periodic price adjustment provisions. Commitments with certain suppliers, including our phenol and urea suppliers, provide up to 100% of our estimated requirements but also provide us with the flexibility to purchase a certain portion of our needs in the spot market, when it is favorable to us. We rely on long-term agreements with key suppliers for most of our raw materials. The loss of a key source of supply or a delay in shipments could have an adverse effect on our business. Should any of our suppliers fail to deliver or should any key long-term supply contracts be cancelled, we would be forced to purchase raw materials in the open market, and no assurances can be given that we would be able to make these purchases or make them at prices that would allow us to remain competitive. Our largest supplier provides 8% of our raw material purchases, and we could incur significant time and expense if we had to replace this supplier. In addition, several feedstocks at various facilities are transported through a pipeline from one supplier. If we were unable to receive these feedstocks through these pipeline arrangements, we may not be able to obtain them from other suppliers at competitive prices or in a timely manner. See the discussion about the risk factor on raw materials in Item 1A of Part I of this Annual Report on Form 10-K.

Natural gas is essential in our manufacturing processes, and its cost can vary widely and unpredictably. To help control our natural gas costs, we hedge a portion of our natural gas purchases for North America by entering into futures contracts for natural gas. These contracts are settled for cash each month based on the closing market price on the last day that the contract trades on the New York Mercantile Exchange. We recognize gains and losses on commodity futures contracts each month as gas is used. Our future commitments are marked to market on a quarterly basis. The Company has not applied hedge accounting to these contracts.

Our commodity risk is moderated through our selected use of customer contracts with selling price provisions that are indexed to publicly available indices for the relevant commodity raw materials.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEXION SPECIALTY CHEMICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
(In millions)
Net sales	$5,810	$5,205	$4,442
Cost of sales	4,994	4,485	3,781

Gross profit	816	720	661
Selling, general and administrative expense	415	384	391
Transaction costs (See Note 2)	1	20	44
Integration costs (See Note 2)	38	57	13
Other operating expense (income), net	60	(27)	5

Operating income	302	286	208
Interest expense, net	310	242	203
Loss on extinguishment of debt (See Note 8)	—	121	17
Other non-operating expense, net	15	3	16

Loss from continuing operations before income tax, earnings from unconsolidated entities and minority interest	(23)	(80)	(28)
Income tax expense (See Note 15)	44	14	48

Loss from continuing operations before earnings from unconsolidated entities and minority interest	(67)	(94)	(76)
Earnings from unconsolidated entities, net of taxes	4	3	2
Minority interest in net income of consolidated subsidiaries	(2)	(4)	(3)

Loss from continuing operations	(65)	(95)	(77)
Loss from discontinued operations (See Note 4)	—	(14)	(10)

Net loss	(65)	(109)	(87)
Accretion of redeemable preferred stock (See Note 11)	—	33	30

Net loss available to common shareholders	(65)	(142)	(117)

Comprehensive income (loss)	$28	$(11)	$(172)

See Notes to Consolidated Financial Statements

HEXION SPECIALTY CHEMICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
(In millions, except share data)
Assets
Current assets
Cash and cash equivalents (See Note 2)	$199	$64
Accounts receivable (net of allowance for doubtful accounts of $22 and $21, respectively)	874	763
Inventories:
Finished and in-process goods	418	362
Raw materials and supplies	185	187
Other current assets	78	102

Total current assets	1,754	1,478

Other assets	223	107
Property and equipment
Land	105	96
Buildings	325	276
Machinery and equipment	2,231	2,009

	2,661	2,381
Less accumulated depreciation	(1,046)	(830)

	1,615	1,551
Goodwill (See Note 6)	206	193
Other intangible assets, net (See Note 6)	208	179

Total assets	$4,006	$3,508

Liabilities and Shareholder’s Deficit
Current liabilities
Accounts and drafts payable	$718	$616
Debt payable within one year	85	66
Interest payable	54	58
Income taxes payable	47	108
Other current liabilities	342	263

Total current liabilities	1,246	1,111
Long-term debt (See Note 8)	3,635	3,326
Long-term pension and post employment benefit obligations (See Note 12)	220	223
Deferred income taxes (See Note 15)	141	142
Other long-term liabilities	138	107

Total liabilities	5,380	4,909

Minority interest in consolidated subsidiaries	12	13
Commitments and Contingencies (See Notes 9 and 10)
Shareholder’s Deficit
Common stock - $0.01 par value; 300,000,000 shares authorized, 170,605,906 issued and 82,556,847 outstanding at December 31, 2007 and 2006	1	1
Paid-in deficit	(13)	(17)
Treasury stock, at cost – 88,049,059 shares	(296)	(296)
Accumulated other comprehensive income	174	81
Accumulated deficit	(1,252)	(1,183)

Total shareholder’s deficit	(1,386)	(1,414)

Total liabilities and shareholder’s deficit	$4,006	$3,508

See Notes to Consolidated Financial Statements

HEXION SPECIALTY CHEMICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2007	2006	2005
(In millions)
Cash flows provided by operating activities
Net loss	$(65)	$(109)	$(87)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	198	171	147
Loss from discontinued operations	—	14	—
Gain on sale of businesses, net of taxes	(8)	(33)	(2)
Write-off of deferred initial public offering costs	—	15	—
Write-off of deferred financing fees	—	27	11
Minority interest in net income of consolidated subsidiaries	2	4	3
Stock-based compensation expense	5	6	12
Deferred tax benefit	(3)	(18)	(3)
Amortization of deferred financing fees	7	9	9
Debt redemption interest adjustment	—	6	—
Impairments	32	12	8
Other non-cash adjustments	14	(3)	19
Net change in assets and liabilities, excluding acquisitions:
Accounts receivable	(51)	(112)	8
Inventories	(14)	(56)	57
Accounts and drafts payable	57	86	(23)
Income taxes payable	(33)	15	58
Other assets, current and non-current	17	(3)	(53)
Other liabilities, current and long-term	16	(7)	12
Net cash used in operating activities of discontinued operations (See Note 4)	—	(3)	(5)

Net cash provided by operating activities	174	21	171

Cash flows used in investing activities
Capital expenditures	(122)	(122)	(103)
Capitalized interest	(1)	(3)	—
Casualty loss insurance proceeds	—	2	—
Acquisition of businesses, net of cash acquired	(130)	(201)	(252)
Deferred acquisition costs	(101)	—	—
Proceeds from the sale of businesses, net of cash sold	5	47	3
Proceeds from the sale of assets	14	—	—
Net cash used in investing activities of discontinued operations (See Note 4)	—	—	(2)

Net cash used in investing activities	(335)	(277)	(354)

Cash flows provided by financing activities
Net short-term debt borrowings (repayments)	1	13	(4)
Borrowings of long-term debt	2,405	4,471	1,193
Repayments of long-term debt	(2,100)	(3,433)	(748)
Payment of dividends on common stock	(13)	(485)	(523)
Proceeds from issuance of preferred stock, net of issuance costs	—	—	334
Redemption of preferred stock (See Note 11)	—	(397)	—
Long-term debt and credit facility financing fees	(5)	(38)	(22)
IPO related costs	—	(4)	(11)
Net cash from financing activities of discontinued operations (See Note 4)	—	1	—

Net cash provided by financing activities	288	128	219

Effect of exchange rates on cash and cash equivalents	8	9	(5)
Increase (decrease) in cash and cash equivalents	135	(119)	31
Cash and cash equivalents at beginning of year	64	183	152

Cash and cash equivalents at end of year	$199	$64	$183

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net	$307	$220	$192
Debt redemption costs	—	94	—
Income taxes, net of cash refunds	84	16	8
Non-cash investing and financing activities:
Settlement of note receivable from parent	—	—	581
Unpaid common stock dividends declared	1	20	27
Redeemable preferred stock accretion	—	—	30

See Notes to Consolidated Financial Statements

HEXION SPECIALTY CHEMICALS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S DEFICIT AND COMPREHENSIVE INCOME (LOSS)

(In millions)	Common Stock	Paid-in Capital (Deficit)	Treasury Stock	Receivable from Parent	Accumulated Other Comprehensive (Loss) Income (a)	Accumulated Deficit	Total
Balance at December 31, 2004	$1	$1,523	$(296)	$(561)	$20	$(996)	$(309)
Net loss	—	—	—	—	—	(87)	(87)
Translation adjustments	—	—	—	—	(69)	—	(69)
Minimum pension liability adjustment, net of tax of $8	—	—	—	—	(16)	—	(16)

Comprehensive loss	—	—	—	—	—	—	(172)

Effect of the Hexion Formation	—	(581)	—	581	—	—	—
Purchase accounting related to acquisition of minority interest	—	121	—	—	(5)	11	127
Dividends declared ($6.66 per share)	—	(550)	—	—	—	—	(550)
Stock-based compensation expense	—	12	—	—	—	—	12
Redeemable preferred stock accretion	—	(30)	—	—	—	—	(30)
Interest accrued on notes from parent of Borden Chemical	—	20	—	(20)	—	—	—
Other	—	—	—	—	—	(2)	(2)

Balance at December 31, 2005	1	515	(296)	—	(70)	(1,074)	(924)
Net loss	—	—	—	—	—	(109)	(109)
Translation adjustments, net of tax of $1	—	—	—	—	80	—	80
Deferred losses on cash flow hedges	—	—	—	—	(4)	—	(4)
Minimum pension liability adjustment, net of tax of $2	—	—	—	—	22	—	22

Comprehensive loss							(11)

Impact of adoption of new accounting standard for pension and postretirement obligations, net of tax of $0 (See Note 12)	—	—	—	—	53	—	53
Dividends declared ($6.12 per share)	—	(505)	—	—	—	—	(505)
Stock-based compensation expense	—	6	—	—	—	—	6
Redeemable preferred stock accretion	—	(33)	—	—	—	—	(33)

Balance at December 31, 2006	1	(17)	(296)	—	81	(1,183)	(1,414)
Net loss	—	—	—	—	—	(65)	(65)
Translation adjustments	—	—	—	—	113	—	113
Deferred losses on cash flow hedges	—	—	—	—	(21)	—	(21)
Gain recognized in comprehensive income from pension and postretirement benefits, net of tax	—	—	—	—	1	—	1

Comprehensive income							28

Impact of adoption of new accounting standard for uncertain tax positions (See Note 15)	—	—	—	—	—	(4)	(4)
Dividends declared ($0.01 per share)	—	(1)	—	—	—	—	(1)
Stock-based compensation expense	—	5	—	—	—	—	5

Balance at December 31, 2007	$1	$(13)	$(296)	$—	$174	$(1,252)	$(1,386)

(a)	Accumulated other comprehensive income at December 31, 2007 represents $216 of net foreign currency translation gains, net of tax, $25 of net deferred losses on cash flow hedges, and a $17 loss, net of tax, relating to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement benefit plans (See Note 12). Accumulated other comprehensive income at December 31, 2006 represents $103 of net foreign currency translation gains, net of tax, $4 of net deferred losses on cash flow hedges, and a $18 loss, net of tax, relating to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement benefit plans (See Note 12). Accumulated other comprehensive income at December 31, 2005 represents $23 of net foreign currency translation gains and a $93 net loss relating to the Company’s minimum pension liability adjustment.

See Notes to Consolidated Financial Statements

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements

(In millions, except share data)

1. Background and Basis of Presentation

Based in Columbus, Ohio, Hexion Specialty Chemicals, Inc. (“Hexion” or “the Company”) manufactures and markets thermosetting resins worldwide, including epoxy resins and intermediates, forest products resins, coating products, and phenolic specialty resins. At December 31, 2007, the Company had 99 production and manufacturing facilities, with 37 located in the United States.

Hexion was formed on May 31, 2005 from the combination of three Apollo Management, L.P. (“Apollo”) controlled companies (the “Hexion Formation”); Resolution Performance Products, LLC (“Resolution Performance”), Resolution Specialty Materials, Inc. (“Resolution Specialty”) and Borden Chemical, Inc. (“Borden Chemical”). At the Hexion Formation, Borden Chemical changed its name to Hexion Specialty Chemicals, Inc., and BHI Acquisition Corp. (“BHI Acquisition”), Borden Chemical’s parent, changed its name to Hexion LLC. Prior to the Hexion Formation, on April 29, 2005, a subsidiary of Borden Chemical acquired Bakelite Aktiengesellschaft (“Bakelite” or the “Bakelite Transaction”).

Basis of Presentation—Prior to the Hexion Formation on May 31, 2005, Resolution Performance, Resolution Specialty and Borden Chemical were considered entities under the common control of Apollo affiliates as defined in Emerging Issues Task Force (“EITF”) Issue No. 02-5, Definition of Common Control in Relation to FASB Statement of Financial Accounting Standards No. 141, Business Combinations. As a result of the Hexion Formation, the financial statements of these entities are presented retroactively on a consolidated basis in a manner similar to a pooling of interests. The accompanying Hexion Consolidated Financial Statements include the results of operations of the former Resolution Performance, Resolution Specialty and Borden Chemical for the full year ended December 31, 2005, and the results of operations of Bakelite since the completion of the Bakelite Acquisition on April 29, 2005.

Resolution Performance, Resolution Specialty and Bakelite have been accounted for by the purchase method. Borden Chemical elected not to apply push-down accounting because it was a public reporting registrant as a result of public debt that was outstanding before and after the acquisition by Apollo. Accordingly, the assets and liabilities of Borden Chemical are included in the Consolidated Financial Statements at their historical cost basis.

2. Summary of Significant Accounting Policies

Principles of Consolidation—The Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries, in which minority shareholders hold no substantive participating rights, after eliminating intercompany accounts and transactions. The Company’s share of the net earnings of 20% to 50% owned companies, for which it has the ability to exercise significant influence over operating and financial policies (but not control), are included in Earnings from unconsolidated entities in the Consolidated Statements of Operations. Investments in the other companies are carried at cost.

The Company has recorded a minority interest for the equity interests in consolidated subsidiaries that are not 100% owned. The minority interest primarily reflects the minority owner’s interest of 45% and 40% at December 31, 2007 and 2006, respectively, in HA-International, LLC (“HAI”), a joint venture between the Company and Delta-HA, Inc.

The Company has a 50% ownership interest in Asia Dekor Borden (Hong Kong) Chemical Company, a joint venture that manufactures formaldehyde and resins in China, and a 49.99% interest in Hexion UV Coatings (Shanghai) Co., Ltd, a joint venture that manufactures UV-curable coatings and adhesives in China. These joint ventures are accounted for using the equity method of accounting.

Foreign Currency Translations—Assets and liabilities of foreign affiliates are translated at the exchange rates in effect at the balance sheet date, and income and expenses are translated at average exchange rates during the year. The effect of translation is accounted for as an adjustment to Shareholder’s deficit and is included in Accumulated other comprehensive income. Transaction gains and losses are included as a component of net loss. The Company recognized transaction gains of $10, $19 and $0 for the years ended December 31, 2007, 2006 and 2005, respectively.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. It also requires the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. The most significant estimates that are included in the financial statements are environmental remediation, legal liabilities, deferred tax assets and liabilities and related valuation allowances, income tax accruals, pension and postretirement assets and liabilities, valuation allowances for accounts receivable and inventories, general insurance liabilities, asset impairments, fair values of stock awards and fair values of assets acquired and liabilities assumed in business acquisitions. Actual results could differ from these estimates.

Cash and Cash Equivalents—The Company considers all highly liquid investments that are purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2007 and 2006, the Company had interest-bearing time deposits and other cash equivalent investments of $115 and $7, respectively. They are included on the Consolidated Balance Sheets as a component of Cash and cash equivalents.

Allowance for Doubtful Accounts—The allowance for doubtful accounts is estimated using factors such as customer credit ratings and past collection history. Receivables are charged against the allowance for doubtful accounts when it is probable that the receivable will not be recovered.

Inventories—Inventories are stated at lower of cost or market using the first-in, first-out method. Costs include direct material, direct labor and applicable manufacturing overheads. Abnormal manufacturing costs are recognized as period costs and fixed manufacturing overheads are allocated based on normal production capacity. An allowance is provided for excess and obsolete inventories based on management’s review of inventories on-hand compared to the estimated future usage and sales. Inventories on the Consolidated Balance Sheets are presented net of an allowance for excess and obsolete inventory of $13 at December 31, 2007 and 2006.

Deferred Expenses—Deferred financing costs are presented as a component of Other assets on the Consolidated Balance Sheets and are amortized over the life of the related debt or credit facility using the effective interest method. Upon extinguishment of any of the debt, the related debt issuance costs are written off. At December 31, 2007 and 2006, the Company’s unamortized deferred financing costs were $47 and $48, respectively.

Property and Equipment—Land, buildings and machinery and equipment are stated at cost less accumulated depreciation. Depreciation is recorded on the straight-line basis over the estimated useful lives of properties (the average estimated useful lives for buildings is 20 years and for machinery and equipment 15 years). Assets under capital leases are amortized over the lesser of their useful lives or the lease term. Major renewals and betterments are capitalized. Maintenance, repairs, minor renewals and turnarounds (periodic maintenance and repairs to major units of manufacturing facilities) are expensed as incurred. When property and equipment is retired or disposed of, the asset and related depreciation are removed from the accounts and any gain or loss is reflected in income. Depreciation expense was $180, $157 and $135 for the years ended December 31, 2007, 2006 and 2005, respectively. The Company capitalizes interest costs that are incurred during the construction of property and equipment.

Capitalized Software—The Company capitalizes certain costs, such as software coding, installation and testing, that are incurred to purchase or create and implement internal use computer software in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Amortization is recorded on the straight-line basis over the estimated useful lives ranging from 1 to 15 years.

Goodwill and Intangibles—The excess of purchase price over net tangible and identifiable intangible assets of businesses acquired is carried as Goodwill on the Consolidated Balance Sheets. Separately identifiable intangible assets that are used in the operations of the business (e.g., patents and technology, customer lists and contracts) are recorded at cost (fair value at the time of acquisition) and reported as Other intangible assets on the Consolidated Balance Sheets. The Company does not amortize goodwill or indefinite-lived intangible assets. Intangible assets with determinable lives are amortized on a straight-line basis over the shorter of the legal or useful life of the assets, which range from 1 to 30 years. See Note 6.

Impairment—The Company reviews property and equipment and all amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability is based on estimated undiscounted cash flows. Measurement of the impairment loss, if any, is based on the difference between the carrying value and fair value. During the years ended December 31, 2007, 2006 and 2005, impairments of $32, $12 and $8 were included in Other operating expense on the Consolidated Statements of Operations.

A prolonged slump in the North American housing and construction markets reducing overall demand for resins and adhesives resulted in the announced closure of two manufacturing sites in North America. A $12 impairment charge to the net book value of these sites included in the Formaldehyde and Forest Products Resins segment was recorded in the fourth quarter of 2007. The impairment charge was calculated using discounted future cash flows including proceeds on the sale of these assets.

A significant and ongoing overcapacity in the ink and adhesives resins market and demand shifts to Asia resulted in the announced closure of a manufacturing site in Europe. An $11 impairment charge to the net book value of this site included in the Coatings and Inks segment was recorded in the fourth quarter of 2007. The impairment charge was calculated using discounted future cash flows including proceeds on the sale of these assets.

The Company tests goodwill for impairment annually, or when events or changes in circumstances indicate an impairment may exist, by comparing the fair value of each reporting unit to its carrying value to determine if there is an indication that a potential impairment may exist. The Company employs a comparable analysis technique commonly used in the investment banking and private equity industries to estimate the values of its reporting units based on the EBITDA (earnings before interest, income taxes, depreciation and amortization) multiple technique. Under this technique, estimated values are the result of an EBITDA multiple applied to an appropriate historical EBITDA amount. When the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of the reporting unit’s goodwill, an impairment loss is recognized for the difference. At December 31, 2007 and 2006, the fair value of each reporting unit exceeded the carrying amount of assets (including goodwill) and liabilities assigned to the units.

General Insurance—The Company is generally insured for losses and liabilities for workers’ compensation, physical damage to property, business interruption and comprehensive general, product and vehicle liability under high-deductible insurance policies.

Legal Claims and Costs—The Company accrues for legal claims and costs in the period in which a claim is made or an event becomes known, if the amounts are probable and reasonably estimable. Each claim is assigned a range of potential liability, and the most likely amount is accrued. The amount accrued includes all costs associated with the claim, including settlements, assessments, judgments, fines and incurred legal fees. See Note 10.

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

Research and Development Costs—Funds are committed to research and development activities for technical improvement of products and processes that are expected to contribute to future earnings. All costs associated with research and development are charged to expense as incurred. Research and development and technical service expense was $70, $69 and $61 for the years ended December 31, 2007, 2006 and 2005, respectively and is included in Selling, general and administrative expense in the Consolidated Statements of Operations.

Transaction Costs—The Company incurred Transaction costs totaling $1, $20 and $44 for the years ended December 31, 2007, 2006 and 2005, respectively. For the year ended December 31, 2006, $15 of these costs represent the write-off of previously deferred accounting, legal, and printing costs associated with the Company’s proposed initial public offering of common stock and $5 were costs associated with terminated acquisition activities. For the year ended December 31, 2005, these costs represent accounting, consulting, legal and contract termination fees associated with the Hexion Formation.

Integration Costs—The Company incurred Integration costs totaling $38, $57 and $13 for the years ended December 31, 2007, 2006 and 2005, respectively, primarily for redundancy and plant rationalization costs and incremental administrative costs from integration programs that resulted from the Hexion Formation and recent acquisitions. For the years ended December 31, 2007 and 2006, costs incurred included $11 and $20, respectively, related to the implementation of a single, company-wide, management information and accounting system.

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

Unrecognized tax benefits are generated when there are differences between tax positions taken in a tax return and amounts recognized in the consolidated financial statements. Tax benefits are recognized in the consolidated financial statements when it is more likely than not that a tax position will be sustained upon examination. Tax benefits are measured as the largest amount of benefit that is greater than 50% likely of being realized upon settlement. The Company classifies interest and penalties as a component of tax expense.

Derivative Financial Instruments—The Company is a party to forward exchange contracts, interest rate swaps, cross-currency swaps and natural gas futures to reduce its cash flow exposure to changes in foreign exchange rates, interest rates and natural gas prices. The Company does not hold or issue derivative financial instruments for trading purposes. All derivative financial instruments, whether designated in hedging relationships or not, are recorded on the Consolidated Balance Sheets at fair value. If a derivative financial instrument is designated as a fair-value hedge, the changes in the fair value of the derivative financial instrument and the hedged item are recognized in earnings. If the derivative financial instrument is designated as a cash-flow hedge, changes in the fair value of the derivative financial instrument are recorded in Accumulated other comprehensive income in the Consolidated Balance Sheets, to the extent effective, and are recognized in the income statement when the hedged item impacts earnings. The cash flows from derivative financial instruments accounted for as hedges are classified in the same category as the item being hedged in the Consolidated Statements of Cash Flows. The Company documents effectiveness assessments in order to use hedge accounting at each reporting period. See Note 7.

Stock-Based Compensation—Effective January 1, 2005, the Company elected to adopt SFAS No. 123(R) (revised 2004), Share-Based Payment. Under the provisions of SFAS No. 123(R), stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period. As the Company was considered a nonpublic entity at the date of adoption that accounted for stock-based awards under APB No. 25, Accounting for Stock Issued to Employees, and applied the minimum value method for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation, the Company was required to apply the prospective transition method. The Company has applied this statement to new awards and to awards that have been modified, repurchased or cancelled since January 1, 2005. As of December 31, 2007, all outstanding awards are accounted for under SFAS No. 123(R). See Note 14.

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

Concentrations of Supplier Risk—The Company relies on long-term agreements with key suppliers for most of its raw materials. The loss of a key source of supply or a delay in shipments could have an adverse effect on its business. Should any of the suppliers fail to deliver or should any of the key long-term supply contracts be cancelled, the Company would be forced to purchase raw materials at current market prices. The Company’s largest supplier provides 8% of raw material purchases. In addition, several of the feedstocks at various facilities are transported through a pipeline from one supplier.

Reclassifications—Certain prior period balances have been reclassified to conform with current presentations.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. This statement establishes a standard definition of fair value, establishes a framework under generally accepted accounting principles to measure fair value and expands disclosure requirements for fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2 that deferred the effective date of SFAS 157 for nonfinancial assets and liabilities. SFAS 157 will be effective for the Company on January 1, 2008 for financial assets and financial liabilities and on January 1, 2009 for non-financial assets and non-financial liabilities. The Company does not expect SFAS 157 to have a material impact on its consolidated financial statements for financial assets and liabilities. The Company is currently assessing the impact of the statement on its consolidated financial statements for nonfinancial assets and liabilities.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement allows entities to measure financial instruments and certain other financial assets and financial liabilities at their fair value. SFAS 159 is effective for the Company on January 1, 2008. The Company does not expect to apply this optional statement to any of its financial assets and liabilities.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, a revision to Statement No. 141. This statement establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets (including goodwill) acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement will require, among other things, more assets acquired and liabilities assumed to be measured at fair value at the acquisition date, liabilities related to contingent consideration to be remeasured at fair value at each subsequent reporting period, and an acquirer in pre-acquisition periods to expense all acquisition-related costs. In addition, the statement establishes guidance as to what information should be disclosed to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively and will be effective for the Company on January 1, 2009. The Company is currently evaluating how this statement could impact future business combinations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 applies retroactively and will be effective for the Company on January 1, 2009. Upon adoption of this statement, the Company expects to reclassify Minority interest in consolidated subsidiaries of $12 at December 31, 2007 to Shareholder’s Deficit on the Consolidated Statements of Shareholder’s Deficit and Comprehensive Income.

3. Acquisitions and Divestitures

The Company accounts for acquisitions using the purchase method of accounting. As required under this method, results of operations of the acquired entities have been included from the date of acquisition, and any excess of purchase price over the sum of amounts assigned to identified assets and liabilities has been recorded as goodwill.

2007 Acquisitions

Orica A&R Acquisition

On February 1, 2007, certain subsidiaries of the Company acquired the adhesives and resins (“A&R”) business of Orica Limited (the “Orica A&R Acquisition”) for a net purchase price of Australian dollars (“AUD”) 77, or $60, subject to certain adjustments. The Company paid $3 to settle net working capital and incurred direct acquisition related costs of $3, both of which were included as part of the purchase price. The A&R business manufactures formaldehyde and formaldehyde-based binding resins used primarily in the forest products industry, and has three manufacturing facilities in Australia and New Zealand. This acquisition strengthens the Company’s presence in the Asia-Pacific region and will enable the Company to expand its service of the forest products marketplace. This acquisition is included in the Formaldehyde and Forest Products Resins segment.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Fair values are based upon preliminary appraisals, internal studies and analyses and are subject to final adjustments.

Fair Value at February 1, 2007
Current assets	$19
Property and equipment	45
Goodwill	10
Other intangible assets	7

Total assets acquired	81
Current liabilities	10
Other long-term liabilities	5

Total liabilities assumed	15

Fair value of net assets acquired	$66

$7 of acquired intangible assets were assigned to customer relationships and have a weighted average useful life of approximately 10 years.

Goodwill was assigned to the Formaldehyde and Forest Products Resins segment and is not expected to be deductible for tax purposes.

The following unaudited pro forma financial information presents the consolidated results of operations as if the Orica A&R Acquisition had occurred at the beginning of the periods presented. Pro forma adjustments include only the effects of events directly attributable to the acquisition. The pro forma adjustments reflected in the table below include amortization of intangibles, depreciation adjustments from the write-up of property and equipment to estimated fair market value, and interest expense on a new debt facility used to fund the Orica A&R Acquisition (See Note 8) and related income tax effects.

	Year ended December 31,
	2007	2006
Net sales	$5,817	$5,291
Net loss	(65)	(110)
Net loss available to common shareholders	(65)	(143)

The pro forma financial information above does not necessarily reflect the operating results that would have occurred had the acquisition been consummated at the beginning of the periods presented, nor is such information indicative of future operating results.

Arkema Acquisition

On November 1, 2007, the Company completed the purchase of the German forest products resins and formaldehyde business of Arkema GmbH (the “Arkema Acquisition”). This business manufactures formaldehyde and formaldehyde-based resins. The business employs approximately 100 people and had 2006 revenues of approximately €101, or $127. The purchase price was €44, or $64, subject to certain adjustments. This business is included in the Formaldehyde and Forest Products Resins segment. The pro forma effects of this acquisition were not material to the Company’s financial statements.

Huntsman Agreement

On July 12, 2007, the Company announced the signing of a definitive Agreement and Plan of Merger (the “Agreement”) to acquire Huntsman Corporation (“Huntsman”) in an all-cash transaction initially valued at approximately $10,600, which includes the assumption of debt. Under the terms of the Agreement, Huntsman stockholders will receive $28.00 in cash for each outstanding share of Huntsman common stock. The Agreement also provides that the cash price per share to be paid by the Company will increase each day through the consummation of the merger at the equivalent of approximately 8% per annum (less any dividends or distributions declared or made) beginning April 6, 2008. The transaction is fully financed pursuant to commitments from lenders, subject to certain customary conditions.

Huntsman is a global manufacturer and marketer of differentiated chemicals. Its operating companies manufacture products for a variety of global industries, including chemicals, plastics, automotives, aviation, textiles, footwear, paints and coatings, construction, technology, agriculture, health care, detergents, personal care, furniture, appliances and packaging. Huntsman has approximately 13,000 employees and operates from multiple locations worldwide. Huntsman had 2007 revenues of approximately $10,000.

Prior to entering into the Agreement, Huntsman terminated an Agreement and Plan of Merger with Basell AF. As a result, Huntsman paid Basell AF a break-up fee in the amount of $200, of which the Company funded $100 in July 2007. This amount has been recorded as a deferred acquisition cost and is included in Other assets in the Consolidated Balance Sheets. The Company has also recorded $17 of other deferred acquisition costs in Other assets in the Consolidated Balance Sheets.

The transaction was approved by Huntsman’s stockholders on October 16, 2007. The transaction is subject to regulatory approval in the Unites States, European Union and several other countries as well as other customary closing conditions. The Company has agreed to allow additional time for the Federal Trade Commission to review the proposed merger. As a result, the merger is not expected to be completed before May 3, 2008. To accommodate the extension, the Company has given notice to Huntsman that on April 5, 2008, it will exercise its option to extend the termination date under the Agreement for 90 days, and thus, if the conditions to the Company’s extension right are met on April 5, 2008, the termination date under the Agreement will be extended until July 4, 2008. If the transaction is terminated, in certain circumstances, the Company would be required to pay Huntsman a termination fee of $325.

2007 Divestitures

On June 4, 2007, the Company completed the sale of a 5% interest in HA-International, LLC (“HAI”) to its joint venture partner Delta-HA, Inc. At December 31, 2007, the Company’s economic interest in HAI was 55%.

The Company recognized gains totaling $8 (both on a pretax and after tax basis) for divestitures that are included in Other operating expense (income), net in the Company’s Consolidated Statements of Operations for the year ended December 31, 2007.

2006 Acquisitions

On January 31, 2006, the Company completed the purchase of the decorative coatings and adhesives business unit of The Rhodia Group (the “Coatings Acquisition”). The business had 2005 sales of approximately $200 and has eight manufacturing facilities in Europe, Asia Pacific and Latin America.

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

2006 Divestitures

On March 31, 2006, the Company sold Alba Adesivos Industria e Comercio Ltda. (“Alba Adesivos”), a consumer adhesives company based in Boituva, Brazil (the “Brazilian Consumer Divestiture”). Alba Adesivos is a producer of branded consumer and professional grade adhesives. The company had 2005 sales of $38 and approximately 140 employees. Due to the Company’s significant continuing involvement in the operations of Alba Adesivos as a result of a tolling agreement, the sale did not qualify for presentation as a discontinued operation.

On June 1, 2006, the Company completed the sale of a 5% interest in HAI to its joint venture partner Delta-HA, Inc.

The Company recognized gains totaling $39 ($33 on an after tax basis) related to these divestitures that are included in Other operating expense (income), net in the Company’s Consolidated Statements of Operations for the year ended December 31, 2006.

4. Discontinued Operations

On August 1, 2006, the Company sold its Taro Plast S.p.A. business (“Taro Plast”). Taro Plast was acquired in the Bakelite Acquisition and was formerly reported in the Epoxy and Phenolic Resins segment. Accordingly, Taro Plast has been reported as a discontinued operation for the years ended December 31, 2006 and 2005.

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

On June 8, 2005, the Company reached an agreement with the Imperial Home Décor Group Litigation Trust to settle and release all claims against the Company for $15 related to the sale of Borden Decorative Products Holdings, Inc., a wholly owned subsidiary of the Company. This amount was subsequently paid by the Company in July 2005. As the settlement directly related to a divested business that was accounted for as a discontinued operation in 1997, the Company included the settlement cost in Loss from discontinued operations in its Consolidated Statements of Operations for the year ended December 31, 2005.

In 1996 and 1997, the Company sold its Dairy and Foods businesses. Both disposals were accounted for as discontinued operations in those years. In 2005, the Company received a $6 settlement from a class action suit related to raw material purchases by the divested businesses between July 21, 1991 and June 30, 1995. Because the settlement was related to the previously divested businesses, the Company included the settlement proceeds in Loss from discontinued operations in its Consolidated Statements of Operations for the year ended December 31, 2005.

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

At the time of the Hexion Formation, the Company entered into a seven-year, amended and restated version of the former Borden Chemical management consulting agreement with Apollo (the “Amended Management Consulting Agreement”). The terms of the Amended Management Consulting Agreement currently provide for annual fees of approximately $3 and for a lump-sum settlement equal to the net present value of the remaining annual management fees payable under the remaining term of the agreement in connection with a sale of the Company or an initial public offering.

Under the agreements in effect during the years ended December 31, 2007, 2006 and 2005, the Company paid fees of $3, $3 and $4, respectively. The 2003 management fee of less than $1 was paid in 2005. These amounts are included in Other operating expense in the Company’s Consolidated Statements of Operations.

In connection with the Bakelite Acquisition, in exchange for deal structuring and negotiating provided by Apollo, the Company made payments to Apollo in the amount of $4. These amounts were direct costs of the acquisition and were capitalized as part of the purchase.

Other Transactions and Arrangements

The Company sells finished goods to a former unconsolidated joint venture of the Company and certain Apollo affiliates. These sales were $7, $9 and $25 for the years ended December 31, 2007, 2006 and 2005, respectively. Accounts receivable from these affiliates were $1 at December 31, 2007 and 2006. The Company also purchases raw materials and services from certain Apollo affiliates. These purchases were $8, $10 and $12 for the years ended December 31, 2007, 2006 and 2005. The Company had accounts payable to Apollo affiliates of less than $1 at December 31, 2007 and 2006.

During 2006, the Company assumed the non-qualified pension liabilities of Borden Capital Inc., an affiliate, for a payment of $2, which approximated the benefit obligations.

6. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2007 and 2006 are as follows:

	Epoxy and Phenolic Resins	Formaldehyde and Forest Products	Performance Products	Coatings and Inks	Total
Goodwill balance at December 31, 2005	$98	$43	$16	$7	$164
Acquisitions	—	9	—	11	20
Purchase accounting adjustments	2	—	—	—	2
Foreign currency translation	5	1	1	—	7

Goodwill balance at December 31, 2006	105	53	17	18	193
Acquisitions	—	12	—	—	12
Purchase accounting adjustments	—	(1)	—	(7)	(8)
Foreign currency translation	4	4	1	—	9

Goodwill balance at December 31, 2007	$109	$68	$18	$11	$206

The Company’s intangible assets with identifiable useful lives consist of the following as of December 31:

	2007			2006
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets:
Patents and technology	$132	$40	$92	$118	$33	$85
Customer lists and contracts	96	16	80	77	18	59
Other	24	3	21	21	1	20

	$252	$59	$193	$216	$52	$164

The Company also has $15 of tradenames at December 31, 2007 and 2006 with indefinite lives. The impact of foreign currency translation is included in accumulated amortization.

Total intangible amortization expense for the years ended December 31, 2007, 2006 and 2005 was $18, $14 and $12, respectively.

Estimated annual intangible amortization expense for 2008 through 2012 is as follows:

2008	$19
2009	17
2010	16
2011	15
2012	15

7. Financial Instruments

The following tables present the carrying or notional amounts and fair values of the Company’s financial instruments at December 31, 2007 and 2006. The fair value of a financial instrument is the estimated amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair values of debt are determined from quoted market prices, where available, based on other similar financial instruments, or based upon interest rates that are currently available to the Company for the issuance of debt with similar terms and maturities.

The following table includes the carrying amount and fair value of the Company’s non-derivative financial instruments as of December 31:

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt	$3,720	$3,597	$3,392	$3,354

The carrying amounts of cash and cash equivalents, accounts receivable, accounts and drafts payable and other accrued liabilities are considered reasonable estimates of their fair values due to the short-term maturity of these financial instruments.

The following table summarizes the Company’s derivative financial instruments as of December 31:

	2007				2006
	Average Days To Maturity	Average Contract Rate	Notional Amount	Fair Value Asset (Liability)	Average Days to Maturity	Average Contract Rate	Notional Amount	Fair Value Asset (Liability)
Currency to Sell for Euros
U.S. dollars	—	—	$—	$—	59	1.3228	$27	$—
U.S. dollars (1)	274	1.2038	283	(64)	639	1.2038	286	(29)
Interest Rate Swap
Interest swap - 2006	548	—	750	(12)	913	—	1,000	(5)
Interest swap - 2007	1,097	—	300	(14)	—	—	—	—
Interest swap - Australia Multi-Currency Term	1,460		28	1	—	—	—	—
Commodity Future Contracts
Natural gas futures	—	—	7	—	—	—	5	—

(1)	Cross-currency and interest rate swap agreement

At December 31, 2007 and 2006, the Company had derivative losses of $90 and $34, respectively, that were classified as Other current liabilities. At December 31, 2007, the Company had derivative gains of $1 classified as Other current assets. The Company recognized losses on derivatives in the Consolidated Statements of Operations of $30, $29 and $8 for the years ended December 31, 2007, 2006 and 2005, respectively. Gains and losses on cash flow hedges are recognized on a quarterly basis, to the extent the hedges are effective, in Comprehensive income. Gains and losses on other derivatives are recognized on a quarterly basis in Other non-operating expense, net in the Consolidated Statements of Operations.

Foreign Exchange and Interest Rate Swaps

International operations account for a significant portion of the Company’s revenue and operating income. The Company’s policy is to reduce foreign currency cash flow exposure from exchange rate fluctuations by hedging anticipated and firmly committed transactions when it is economically feasible. The Company periodically enters into forward contracts to buy and sell foreign currencies to reduce foreign exchange exposure and protect the U.S. dollar value of certain transactions to the extent of the amount under contract. The counter-parties to our forward contracts are financial institutions with investment grade ratings. The Company does not apply hedge accounting to these derivative instruments.

The Company periodically uses interest rate swaps to alter interest rate exposures between fixed and floating rates on certain long-term debt. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated using an agreed-upon notional principal amount. The counter-parties to our interest rate swap agreements are financial institutions with investment grade ratings.

In May 2006, the Company entered into interest rate swap agreements with two counterparties. These swaps are three-year agreements designed to offset the cash flow variability that results from interest rate fluctuations on the Company’s variable rate debt. The initial aggregate notional amount of the swaps is $1,000, which amortizes quarterly based on the expected payments on the Company’s term loan. As a result of the interest rate swaps, the Company pays a fixed rate equal to approximately 7.6% per year and receives a variable rate based on the terms of the underlying debt. The Company accounts for the swaps as qualifying cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138 and SFAS No. 149.

In January 2007, the Company entered into a three-year interest rate swap agreement designed to offset cash flow variability associated with interest rate fluctuations on the Company’s variable rate debt. This swap became effective January 1, 2008. The initial notional amount of the swap is $300, but will increase to $700 before being amortized down to $375, which, when combined with the Company’s other interest rate swaps, will effectively maintain a fixed interest rate on approximately 60% to 70% of total debt. As a result of the interest rate swap, the Company pays a fixed rate equal to approximately 7.2% per year and receives a variable rate based on the terms of the underlying debt. The Company accounts for this swap as a qualifying cash flow hedge in accordance with SFAS No. 133, as amended by SFAS No. 138 and SFAS No. 149.

In February 2007, the Company financed the Orica A&R Acquisition with proceeds of approximately $70 from a new five-year Australian Multi-Currency Term / Working Capital Facility. To effectively fix the interest rate on approximately $30 of this facility, the Company entered into interest rate swap agreements with two counterparties for an initial notional amount of AUD$35, which amortizes quarterly based on the expected loan payments. The swap agreements terminate December 30, 2011. The Company pays a fixed interest rate of 6.6% and receives a floating rate based on the terms of the underlying debt. The Company has not applied hedge accounting to this derivative instrument.

Effective October 11, 2005, the Company entered into a $289 cross-currency and interest rate swap agreement structured for a non-U.S. subsidiary’s $290 U.S. dollar denominated floating rate term loan. The initial notional amount of $289 amortizes quarterly based on the terms of the loan. The swap is a three-year agreement designed to offset balance sheet and interest rate exposures and cash flow variability associated with the exchange rate fluctuations on the term loan. The euro to U.S. dollar exchange rate under the swap agreement is 1.2038. The Company pays a variable rate equal to Euribor plus 271 basis points. The Company receives a variable rate equal to the U.S. dollar LIBOR plus 250 basis points. The amount the Company receives under this agreement is approximately equal to the non-U.S. subsidiary’s interest rate on its $290 term loan. The Company paid a weighted average interest rate of 6.9%, 5.9% and 4.9% and received a weighted average interest rate of 7.9%, 7.4% and 6.6% in 2007, 2006 and 2005, respectively.

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

The Company hedges a portion of its natural gas purchases for certain North American plants. The Company used futures contracts to hedge 77%, 76% and 66% of its 2007, 2006 and 2005 natural gas usage at these plants, respectively. The contracts are settled for cash each month based on the closing market price on the last day the contract trades on the New York Mercantile Exchange. Commitments settled under these contracts totaled $10, $8 and $5 in 2007, 2006 and 2005, respectively. The Company does not apply hedge accounting to these future contracts. The Company recorded a net loss of $2 and $1 in 2007 and 2006, respectively, and a gain of $2 in 2005 for these commitments, which are recognized each month as the gas is used. Remaining obligations are marked to market on a quarterly basis. The Company had future commitments under these contracts of $7 and $5 at December 31, 2007 and 2006, respectively, and recorded an unrealized loss of less than $1 at December 31, 2007 and 2006 related to future commitments.

8. Debt and Lease Obligations

Debt outstanding at December 31 is as follows:

	2007		2006
	Long- Term	Due Within One Year	Long-Term	Due Within One Year
Senior Secured Credit Facilities:
Revolving facility due 2011 at 7.4% and 9.3% at December 31, 2007 and 2006, respectively	$—	$—	$23	$—
Floating rate term loans due 2013 at 7.5% and 7.9% at December 31, 2007 and 2006, respectively	2,260	22	1,975	20
Senior Secured Notes:
Floating rate second-priority senior secured notes due 2014 at 9.4% and 9.9% at December 31, 2007 and 2006, respectively	200	—	200	—
9.75% Second-priority senior secured notes due 2014	625	—	625	—
Debentures:
9.2% debentures due 2021	115	—	115	—
7.875% debentures due 2023	247	—	247	—
8.375% sinking fund debentures due 2016	78	—	78	—
Other Borrowings:
Australia Multi-Currency Term / Working Capital Facility due 2012 at 8.82% at December 31, 2007	64	5	—	—
Industrial Revenue Bonds due 2009 at 10%	34	—	34	—
Capital Leases	11	1	11	—
Other at 7.6% and 6.2% at December 31, 2007 and 2006, respectively	1	57	18	46

Total debt	$3,635	$85	$3,326	$66

Senior Secured Credit Facilities

The terms of the amended Senior Secured Credit Facilities include a seven-year $2,300 term loan facility, seven-year $50 synthetic letter of credit facility (“LOC”), and access to a five-year $225 revolving credit facility. Each is subject to an earlier maturity date, on any date that more than $200 in the aggregate principal amount of certain of the Company’s debt will mature within 91 days of that date. Repayment of 1% total per year of the term loan and LOCs must be made (in the case of the term loan facility, quarterly, and in the case of the LOC, annually) with the balance payable at the final maturity date. Further, the Company may be required to make additional repayments on the term loan, upon specific events, or, beginning in 2008, if excess cash flow is generated.

On June 15, 2007, the Company amended and restated its Senior Secured Credit Facilities to reduce the interest rates on its term loan borrowings by 25 basis points, borrow $200 in incremental term loans that will mature in 2013, and replenish the amount of incremental borrowings available under the agreements to $300. On August 7, 2007, the Company borrowed $100 in additional term loans which will mature in 2013. The $300 funded through incremental borrowings in 2007 was used to fund business acquisitions, deferred acquisition costs, repay revolving loans, and used for general corporate purposes.

The interest rates for term loans to the Company under the amended Senior Secured Credit Facilities are based on, at the Company’s option, (a) adjusted LIBOR plus 2.25% or (b) the higher of (i) JPMorgan Chase Bank, N.A.’s (JPMCB) prime rate or (ii) the Federal Funds Rate plus 0.50%, in each case plus 0.75%. Term loans to the Company’s Netherlands subsidiary are at the Company’s option; (a) EURO LIBOR plus 2.25% or (b) the rate quoted by JPMCB as its base rate for those loans plus 0.75%.

The amended Senior Secured Credit Facilities have commitment fees (other than with respect to the LOC) equal to 0.50% per year of the unused line plus a fronting fee of 0.25% of the aggregate face amount of outstanding letters of credit. The LOC has a commitment fee of 0.10% per year. Available borrowings under the amended Senior Secured Credit Facilities were $215 at December 31, 2007.

Certain Company subsidiaries guarantee obligations under the amended Senior Secured Credit Facilities. The amended Senior Secured Credit Facilities are secured by the assets of the Company and the subsidiary guarantors, subject to certain exceptions.

The credit agreement contains, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the Amended Senior Secured Credit Facilities may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of representation or warranty, covenant defaults, events of bankruptcy and a change of control.

The Company previously amended its credit facilities in May 2006 and November 2006. In May 2006, when the company amended its senior secured credit facilities, it repaid all of the amounts that were outstanding under its May 2005 term loan and synthetic letter of credit facilities. The Company also repurchased or redeemed certain other outstanding debt, including its Redeemable Preferred Stock (See Note 11).

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

Senior Secured Notes

In November 2006, in addition to amending the senior secured credit facilities, the Company, through its wholly owned finance subsidiaries, Hexion U.S. Finance Corp. and Hexion Nova Scotia Finance, ULC, sold $200 of Floating rate second-priority senior secured notes due 2014 and $625 of 9.75% Second-priority senior secured notes due 2014. The net proceeds from the November 2006 amendment and the issuance of the new senior secured notes were used to repurchase or redeem certain outstanding debt. In addition, the Company used $480 of the proceeds to fund a common stock dividend to its parent (See Note 13).

At December 31, 2007 and 2006, the Company was in compliance with all of the financial covenants and restrictions that were contained in the indentures that govern its notes and credit facilities.

Debentures

	Origination Date	Interest Payable	Early Redemption
9.2% debentures due 2021	March 1991	March 15 September 15	None
7.875% debentures due 2023	May 1993	February 15 August 15	None
8.375% sinking fund debentures due 2016	April 1986	April 15 October 15	April 2006

The 8.375% Debentures have a sinking fund requirement of $20 per year from 2007 to 2015. Previous buybacks of Debentures allows the Company to fulfill sinking fund requirements through 2013.

Other Borrowings

In the first quarter of 2007, the Company financed the Orica A&R Acquisition with approximately $70 of proceeds from a new five-year Australian Multi-Currency Term / Working Capital Facility. The facility has a variable interest rate equal to the 90 day Australian or New Zealand Bank Bill Rates plus an applicable margin.

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

In addition, the Company finances certain insurance premiums. Short-term borrowings under this arrangement include $11 and $13 at December 31, 2007 and 2006, respectively.

Aggregate maturities of total debt, minimum payments under capital leases, and minimum rentals under operating leases at December 31, 2007 for the Company are as follows:

Year	Debt	Minimum Payments Under Capital Leases	Minimum Rentals Under Operating Leases
2008	$84	$1	$30
2009	67	1	22
2010	32	1	17
2011	69	—	14
2012	24	—	12
2013 and thereafter	3,432	9	23

	$3,708	$12	$118

Rental expense under operating leases amounted to $31, $28 and $27 in the years ended December 31, 2007, 2006 and 2005, respectively.

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

Indemnities related to the pre-closing operations of sold assets normally do not represent additional liabilities to the Company, but simply serve to protect the buyer from potential liability associated with the Company’s existing obligations at the time of sale. As with any liability, the Company has accrued for those pre-closing obligations that it considers to be probable and reasonably estimable. The amounts recorded at December 31, 2007 are not significant.

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

10. Commitments and Contingencies

Environmental Matters

The Company’s operations involve the use, handling, processing, storage, transportation and disposal of hazardous materials. The Company is subject to extensive environmental regulation at the federal, state and local levels as well as foreign laws and regulations, and is therefore exposed to the risk of claims for environmental remediation or restoration. In addition, violations of environmental laws or permits may result in restrictions being imposed on operating activities, substantial fines, penalties, damages or other costs, any of which could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

The following table summarizes all probable environmental remediation, indemnification and restoration liabilities, including related legal expenses, at December 31, 2007 and 2006.

	Number of Sites		Liability		Range of Reasonably Possible Costs
Site Description	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006	Low	High
Geismar, LA	1	1	$18	$19	$11	$28
Superfund and offsite landfills – allocated share:
Less than 1%	23	22	1	1	1	2
Equal to or greater than 1%	12	11	8	8	5	15
Currently-owned	15	12	7	7	5	14
Formerly-owned:
Remediation	8	9	3	3	2	13
Monitoring only	10	11	2	2	1	4

	69	66	$39	$40	$25	$76

These amounts include estimates for unasserted claims that the Company believes are probable of loss and reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of a range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. At December 31, 2007 and 2006, $7 and $8, respectively, has been included in Other current liabilities in the Consolidated Balance Sheets with the remaining amount included in Other long-term liabilities.

Following is a discussion of the Company’s environmental liabilities and the related assumptions at December 31, 2007:

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

Due to the long-term nature of the project, the reliability of timing and the ability to estimate remediation payments, a portion of this liability was recorded at its net present value, assuming a 3% discount rate and a time period of thirty years. The range of possible outcomes is discounted in a similar manner. The undiscounted liability is approximately $24 over thirty years. We expect to make payments, totaling $6, ratably over the next five years.

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

In addition, the Company is responsible for a number of sites that require monitoring where no additional remediation is expected. The Company has established reserves for costs related to these sites. Payment of these liabilities is anticipated to occur over the next ten years. The ultimate cost to the Company will be influenced by fluctuations in projected monitoring periods or by findings that are different than anticipated.

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

Under the Bakelite environmental indemnification agreement, the sellers have agreed to indemnify the Company for certain pre-existing environmental liabilities. The Company acquired a site in Duisburg, Germany with significant soil and groundwater contamination beneath a facility that is shared with Rütgers Chemicals AG (“Rütgers”). Rütgers is in discussions with the local authorities concerning a proposed remediation plan; however, the scope and extent of that plan and the costs of its possible implementation are not yet reasonably estimable. Rütgers has contractually agreed to indemnify the Company for this matter until 2025, subject to certain exceptions and limitations. Management believes that it is unlikely that the Company will have to take extensive actions for remediation. While it is reasonably possible some costs could be incurred related to this site, the Company has inadequate information to enable it to estimate a potential range of liability, if any. The Company’s claims under the environmental indemnity agreement are subject to an indemnity cap of €138, or approximately $200 at December 31, 2007, for certain liabilities.

Under the Resolution Performance environmental indemnification agreement Royal Dutch/Shell Group of Companies generally will indemnify the Company for environmental damages associated with environmental conditions that occurred or existed before November 2000. Under the Resolution Specialty environmental indemnification agreement, Eastman Chemical generally will remain liable for pre-existing unknown environmental conditions at facilities that were transferred to the Company from the Resolution Specialty Transaction, as well as any pre-existing environmental conditions at the Roebuck, South Carolina facility. The indemnities under each of the environmental indemnity agreements are subject to certain exceptions and limitations. The Company’s claims are subject to a deductible of approximately $1 under the Resolution Specialty agreement and an indemnity cap of $10 for certain liabilities under the Resolution Performance agreement.

Non-Environmental Legal Matters

The Company is involved in various legal proceedings in the ordinary course of business and has reserves of $15 and $12 at December 31, 2007 and 2006, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable. At December 31, 2007 and 2006, $10 and $7, respectively, has been included in Other current liabilities in the Consolidated Balance Sheets with the remaining amount included in Other long-term liabilities.

Following is a discussion of significant non-environmental legal proceedings:

Brazil Tax Claim—In 1992, the State of Sao Paulo Administrative Tax Bureau issued an assessment against the Company’s Brazilian subsidiary claiming that excise taxes were owed on certain intercompany loans made for centralized cash management purposes. These loans were characterized by the Tax Bureau as intercompany sales. Since that time, management and the Tax Bureau have held discussions and the subsidiary filed an administrative appeal seeking cancellation of the assessment. The Administrative Court upheld the assessment in December 2001. In 2002, the subsidiary filed a second appeal with the highest-level Administrative Court, again seeking cancellation of the assessment. In February 2007, the highest-level Administrative Court upheld the assessment. The Company has requested a review of this decision and continues to believe it has a strong defense against the assessment. If a judicial appeal is required, a bond or pledge of assets will be required to guarantee the assessment. At December 31, 2007, the amount of the assessment, including tax, penalties, monetary correction and interest, is 58 million Brazilian reais, or approximately $33.

CTA Acoustics—From the third quarter 2003 to the first quarter 2004, six lawsuits were filed against the Company and others in the 27th Judicial District, Laurel County Circuit Court, in Kentucky, arising from an explosion at a customer’s plant where seven plant workers were killed and other workers were injured. Lawsuits seeking recovery for wrongful death, emotional and personal injury and loss of consortium were settled in the fourth quarter 2005. The Company’s share of these settlement amounts was covered by insurance. The litigation also included claims by the Company’s customer against the Company for property damage, which was tried April 2007. In May 2007, a jury awarded CTA Acoustics $122 in damages related to their loss of property, plant and equipment in the 2003 explosion. The Company’s insurance carriers are responsible for the current jury verdict, are appealing the verdict and will be responsible for legal fees and bond costs.

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

HAI Antitrust Class Action—In November 2003, HAI received a grand jury subpoena from the U.S. Department of Justice Antitrust Division relating to a foundry resins grand jury investigation. Between May and July 2004, eighteen lawsuits were filed in various jurisdictions alleging that the Company and HAI, along with various other entities, conspired to fix foundry resin prices and allocate markets. Subsequently, ten of the cases were dropped and the eight remaining cases were consolidated in the U.S. District Court for the Southern District of Ohio. In the fourth quarter of 2005, the grand jury investigation was closed without issuing indictments. On May 2, 2007, the District Court ruled that the plaintiffs’ proposed class of non-contract foundry resin purchasers would be certified. The defendants’ appeal of this decision to the 6th Circuit Court of Appeals was denied. HAI’s settlement negotiations with plaintiffs resulted in an agreement reached on October 29, 2007 to pay the class $6 with no admission of wrong doing and a dismissal for all HAI defendants.

Other Legal Matters—The Company is involved in various other product liability, commercial and employment litigation, personal injury, property damage and other legal proceedings in addition to those described above, including actions that allege harm caused by products the Company has allegedly made or used, containing silica, vinyl chloride monomer and asbestos. The Company does not believe that it has a material exposure for these claims and believes it has adequate reserves and insurance to cover pending and foreseeable future claims.

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

The Company is required to make minimum annual payments under these contracts as follows:

Year	Minimum Annual Purchase Commitments
2008	$100
2009	86
2010	63
2011	19
2012	16
2013 and beyond	103

Total minimum payments	387
Less: Amount representing interest	89

Present value of minimum payments	$298

11. Redeemable Preferred Stock

In May 2005, a subsidiary of the Company offered 14 million shares of Redeemable Series A Floating Rate Preferred Stock, par value $0.01 per share, and a liquidation preference of $25 per share (the “Preferred Stock”). On May 12, 2006, the Company paid $397 from the proceeds it received from amending its Senior Secured Credit Facilities (see Note 8) to redeem all of this Preferred Stock. The Company recorded preferred stock accretion of $18 for the year ended December 31, 2006 against Paid-in deficit. In addition, for the year ended December 31, 2006, the Company recorded $15 of accretion related to the excess of the redemption price of the Preferred Stock over its carrying value at the date of redemption. The Company recorded preferred stock accretion of $30 for the year ended December 31, 2005.

12. Pension and Non-Pension Postretirement Benefit Plans

The Company sponsors defined benefit pension plans covering most U.S. employees and certain non-U.S. employees primarily in Canada, Netherlands, Germany, France, Belgium and Malaysia. Depending on the plan, benefits are based on eligible compensation and/or years of credited service. Retirement benefits in other foreign locations are primarily defined contribution plans.

The Company also provides non-pension postretirement benefit plans to certain U.S. employees, to Canadian employees, and to certain employees in the Netherlands. The North American plans provide retirees and their dependents with limited medical and life insurance benefits. U.S. participants who are not eligible for Medicare are offered the same plans as active employees, but the premiums are paid by the retiree. Participants eligible for Medicare are provided with life insurance benefits. Canadian participants are provided with supplemental benefits to the respective provincial healthcare plan in Canada. The Netherlands’ plan was amended effective January 1, 2006 to provide a lump sum payment at retirement. The Company’s non-pension postretirement benefits are non-contributory except for the U.S. postretirement medical benefits which are contributory.

The Company adopted SFAS 158, Employers’ Accounting for Defined Benefit and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106 and 132(R), as of December 31, 2006. SFAS 158 requires, among other things, the recognition of the funded status of each defined pension benefit plan, retiree health care, other postretirement benefit plans and postemployment benefit plans on the Consolidated Balance Sheets. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. The initial impact of the standard was recognized as a component of Accumulated other comprehensive income in Shareholder’s deficit, net of their related tax effect.

Amortization of amounts in Accumulated other comprehensive income are included in the Consolidated Statements of Operations, and other incremental changes in these amounts not recognized in the Consolidated Statements of Operations in the year in which they arise, are recognized as changes in Accumulated other comprehensive income as they occur. Additional minimum pension liabilities (“AML”) and related intangible assets were derecognized when the new standard was adopted.

The following table summarizes the effect of required changes in Accumulated other comprehensive income as of December 31, 2006 prior to the adoption of SFAS 158, which relate to AML as well as the impact of the initial adoption of SFAS 158.

	December 31, 2006 Prior to AML and SFAS 158 Adjustments	AML Adjustment	SFAS 158 Adjustment	December 31, 2006 Post AML and SFAS 158 Adjustments
Other intangible assets, net	$190	$—	$(11)	$179
Long-term pension obligations	189	(24)	32	197
Non-pension postemployment benefit obligations	100	—	(74)	26
Other long-term liabilities	105	2	—	107
Accumulated other comprehensive income	6	22	53	81

The following table presents the change in benefit obligation, change in plan assets and components of funded status for the Company’s defined benefit pension and non-pension postretirement benefit plans for the years ended December 31:

	Pension Benefits				Non-Pension Postretirement Benefits
	2007		2006		2007		2006
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in Benefit Obligation
Benefit obligation at beginning of year	$279	277	$292	252	$17	6	18	8
Service cost	6	8	6	8	—	—	—	—
Interest cost	15	13	15	12	1	—	1	—
Actuarial losses (gains)	10	(36)	(2)	(21)	(2)	(2)	1	—
Foreign currency exchange rate changes	—	31	—	28	—	2	—	—
Benefits paid	(27)	(7)	(31)	(6)	(2)	—	(3)	—
Acquisitions / divestitures	—	2	—	4	—	—	—	—
Plan curtailments / settlements	—	(3)	(1)	—	—	—	—	—
Employee contributions	—	1	—	—	—	—	—	—
Plan amendments	—	—	—	—	—	—	—	(2)

Benefit obligation at end of year	283	286	279	277	14	6	17	6
Change in Plan Assets
Fair value of plan assets at beginning of year	228	127	206	113	—	—	—	—
Actual return on plan assets	9	(1)	26	3	—	—	—	—
Foreign currency exchange rate changes	—	15	—	12	—	—	—	—
Employer contribution	13	17	27	5	2	—	3	—
Benefits paid	(27)	(7)	(31)	(6)	(2)	—	(3)	—
Employee contributions	—	1	—	—	—	—	—	—
Settlements	—	(3)	—	—	—	—	—	—

Fair value of plan assets at end of year	223	149	228	127	—	—	—	—

Funded status of the plan at end of year	$(60)	$(137)	$(51)	$(150)	$(14)	$(6)	$(17)	$(6)

	Pension Benefits				Non-Pension Postretirement Benefits
	2007		2006		2007		2006
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Amounts recognized in the Consolidated Balance Sheets at December 31 consist of:
Other current liabilities	$—	$(3)	$—	$(4)	$(1)	$—	$(2)	$—
Long-term pension and post employment benefit obligations	(60)	(134)	(51)	(146)	(13)	(6)	(15)	(6)
Accumulated other comprehensive income (loss)	107	12	99	40	(58)	(6)	(68)	(6)

Net amounts recognized	$47	$(125)	$48	$(110)	$(72)	$(12)	$(85)	$(12)
Amounts recognized in Accumulated other comprehensive income (loss) at December 31 consist of:
Net actuarial loss (gain)	$109	$2	$101	$28	$(6)	$(4)	$(4)	$(4)
Net prior service (benefit) cost	(2)	10	(2)	12	(52)	(2)	(64)	(2)

Net amounts recognized	$107	$12	$99	$40	$(58)	$(6)	$(68)	$(6)

Accumulated benefit obligation	$269	$254	$266	$243
Pension plans with underfunded or non-funded accumulated benefit obligations at December 31:
Aggregate projected benefit obligation	$281	$134	$277	$273
Aggregate accumulated benefit obligation	267	120	264	241
Aggregate fair value of plan assets	221	8	226	125
Pension plans with projected benefit obligations in excess of plan assets at December 31:
Aggregate projected benefit obligation	$281	$286	$277	$277
Aggregate fair value of plan assets	221	149	226	127

The Arkema Acquisition during the year ended December 31, 2007 included two unfunded defined benefit plans with a total projected benefit obligation at the date of acquisition of $2. The Coatings Acquisition during the year ended December 31, 2006 included three unfunded defined benefit plans with a total projected benefit obligation at the date of acquisition of $4.

Actuarial losses during the year ended December 31, 2007 of $10 relating to the U.S. plans primarily resulted from changes in the mortality tables to reflect projected mortality improvements and actual mortality experience, partially offset by the impact of an increased discount rate. Actuarial gains during the year ended December 31, 2007 of $36 relating to the plans in Germany and the Netherlands primarily resulted from changes in the discount rate.

The foreign currency impact reflected in these rollforward tables are primarily for changes in the euro and Canadian dollar versus the U.S. dollar.

For U.S. plans, assets of $223 and $228 at December 31, 2007 and 2006, respectively, relate to the Company’s funded pension plans that have an accumulated benefit obligation of $265 and $263 at December 31, 2007 and 2006, respectively. For International plans, assets of $149 and $127 at December 31, 2007 and 2006, respectively, relate to the Company’s funded pension plans that have an accumulated benefit obligation of $145 and $143 at December 31, 2007 and 2006, respectively.

Following are the components of net pension and non-pension postretirement expense (benefit) recognized by the Company for the years ended December 31:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2007	2006	2005	2007	2006	2005
Service cost	$6	$6	$6	$8	$8	$7
Interest cost on projected benefit obligation	15	15	16	13	12	8
Expected return on assets	(17)	(17)	(18)	(8)	(8)	(8)
Amortization of prior service cost	—	—	—	1	1	—
Recognized actuarial loss	9	9	6	2	3	2

Net expense	$13	$13	$10	$16	$16	$9

	Non-Pension Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
	2007	2006	2005	2007	2006	2005
Service cost	$—	$—	$—	$—	$—	$1
Interest cost on projected benefit obligation	1	1	1	—	—	—
Amortization of prior service benefit	(12)	(11)	(12)	—	—	—
Recognized actuarial gain	—	—	(1)	(1)	(1)	(1)
Settlement gain	—	—	—	(1)	(2)	—

Net benefit	$(11)	$(10)	$(12)	$(2)	$(3)	$—

The settlement gain that was recognized during the year ended December 31, 2007 for non-pension postretirement plans was for lump sum payments made under the Netherlands’ plan.

The following amounts were recognized in other comprehensive income during the year ended December 31, 2007:

	Non-Pension
	Pension Benefits		Postretirement Benefits		Total
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Net actuarial losses (gains) arising during the year	17	(25)	(2)	(2)	15	(27)
Amortization of prior service (cost) benefit	—	(1)	12	—	12	(1)
Amortization of net (losses) gains	(9)	(2)	—	1	(9)	(1)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments and settlements	—	—	—	1	—	1

Loss (gain) recognized in other comprehensive income	8	(28)	10	—	18	(28)
Deferred income taxes	—	9	—	—	—	9

Loss (gain) recognized in other comprehensive income, net of tax	8	(19)	10	—	18	(19)

The amounts in Accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost (benefit) during the next fiscal year are as follows:

	Non-Pension
	Pension Benefits		Postretirement Benefits		Total
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Prior service cost (benefit)	$—	$1	$(11)	$—	$(11)	$1
Net actuarial loss (gain)	8	—	—	(1)	8	(1)

Determination of actuarial assumptions

The Company’s actuarial assumptions are determined separately for each plan, taking into account the demographics of the population, target asset allocations for funded plans, regional economic trends, statutory requirements and other factors that could impact the benefit obligation and plan assets.

The discount rates selected reflect the rate at which pension obligations could be effectively settled. For 2007, the Company selected the discount rates based on cash flow models using the yields of high-grade corporate bonds or the local equivalent with maturities consistent with the Company’s anticipated cash flow projections.

The expected rates of future compensation level increases are based on salary and wage trends in the chemical and other similar industries, as well as the Company’s specific compensation targets by country. Input is obtained from the Company’s internal Human Resources group and from outside actuaries. These rates include components for wage rate inflation and merit increases.

The expected long-term rates of return on plan assets are determined based on the plans’ current and projected asset mix. To determine the expected overall long-term rate of return on assets, the Company takes into account the rates on long-term debt investments held within the portfolio, as well as expected trends in the equity markets, for plans including equity securities. Peer data and historical returns are reviewed and the Company consults with its actuaries, as well as investment professionals, to confirm that the Company’s assumptions are reasonable.

The weighted average rates used to determine the benefit obligations were as follows at December 31:

	Pension Benefits				Non-Pension Postretirement Benefits
	2007		2006		2007		2006
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	6.1%	5.5%	5.8%	4.5%	6.1%	5.5%	5.8%	5.1%
Rate of increase in future compensation levels	4.0%	3.3%	4.0%	3.1%	—	—	—	—
The weighted average assumed health care cost trend rates are as follows at December 31:
Health care cost trend rate assumed for next year	—	—	—	—	8.5%	8.0%	9.4%	6.9%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	—	—	—	—	5.0%	4.7%	5.0%	4.4%
Year that the rate reaches the ultimate trend rate	—	—	—	—	2015	2017	2015	2015

The weighted average rates used to determine net periodic pension expense (benefit) were as follows for the years ended December 31:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2007	2006	2005	2007	2006	2005
Discount rate	5.8%	5.5%	5.6%	4.5%	4.3%	4.6%
Rate of increase in future compensation levels	4.0%	3.9%	4.0%	3.1%	3.3%	3.4%
Expected long-term rate of return on plan assets	8.3%	8.3%	8.3%	5.8%	6.3%	8.0%

	Non-Pension Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
	2007	2006	2005	2007	2006	2005
Discount rate	5.8%	5.6%	5.6%	5.1%	4.7%	5.8%

A one-percentage-point change in the assumed health care cost trend rates would change the projected benefit obligation for international non-pension postretirement benefits by $1, and service cost and interest cost by $1. The impact on U.S. plans is negligible.

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

The Company observes local regulations governing its European pension plans in determining asset allocations, which generally require a blended weight leaning toward more fixed income securities, including government bonds.

	Actual		Target
	2007	2006	2008
Weighted average allocations of U.S. pension plan assets at December 31:
Equity securities	60%	65%	62%
Debt securities	35%	32%	38%
Cash, short-term investments and other	5%	3%	0%

	100%	100%	100%

Weighted average allocations of non-U.S. pension plan assets at December 31:
Equity securities	17%	9%	13%
Debt securities	78%	87%	78%
Cash, short-term investments and other	5%	4%	9%

	100%	100%	100%

Projections of Plan Contributions and Benefit Payments

The Company expects to make contributions totaling $37 to its defined benefit pension plans in 2008.

Estimated future plan benefit payments as of December 31, 2007 are as follows:

	Pension Benefits		Non-Pension Postretirement Benefits
Year	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
2008	$26	$7	$1	$—
2009	25	8	1	—
2010	24	9	1	—
2011	23	10	1	—
2012	23	10	1	—
2013-2017	108	63	6	2

The Company has a U.S. defined benefit pension plan that was converted to a cash balance plan prior to 2006. Under the Pension Protection Act of 2006 (the “2006 PPA”), cash balance plans are generally not considered to be discriminatory if certain requirements are met; however, plans converted prior to the effective date of the 2006 PPA, such as the Company’s, are not grandfathered under the act. While there has not been any guidance issued regarding cash balance plans converted prior to the effective date of the 2006 PPA, it is possible that the Company’s cash balance plan may need to be modified for the period prior to 2006. Such a requirement may increase the Company’s obligations under the plan, but there is insufficient information at this time to assess the potential impact.

Defined Contribution Plans

The Company sponsors a number of defined contribution plans for its employees, primarily in the U.S., Canada, Europe and Asia. Full-time employees are eligible to participate immediately and may make pre-tax and after-tax contributions subject to plan and statutory limitations. For certain plans, the Company has the option to make contributions above the match provided in the plan based on financial performance. The Company incurred expense for contributions under these plans in 2007, 2006 and 2005 of $13, $10 and $9, respectively.

Non-Qualified, Profit-Sharing and Other Plans

The Company provides key executives with nonqualified benefit plans that provide participants with an opportunity to elect to defer compensation and also provide retirement benefits, or “top-ups”, in cases where executives cannot fully participate in the defined benefit or defined contribution plans because of plan or Internal Revenue Service limitations. Most of the Company’s non-qualified benefit plans are unfunded; however, certain participants may elect to defer up to 50% of base wages and 100% of bonus pay in a funded Rabbi trust. Depending on the plan, certain deferrals are matched by the Company based on years of service. The liabilities related to defined pension top-up are included in the previously discussed defined benefit pension disclosures. The Company’s liability for the other components of these non-qualified benefit plans of $7 and $9 at December 31, 2007 and 2006, respectively, is included in Other long-term liabilities.

Certain employees also receive profit sharing contributions based on age and years of service. Contributions range from 1% to 15% on wages up to FICA limits and 2% to 20% on wages in excess of FICA limits. The Company’s contributions totaled $3 in 2007 and $2 in 2006.

The Company’s German subsidiaries offer a government subsidized early retirement program(“Altersteilzeit” or “AZT Plans”) to eligible employees, which are accounted for under the guidance of Emerging Issues Task Force Issue No. 05-5. The Company has liabilities for these arrangements totaling $2 and $1 for the years ended December 31, 2007 and 2006, respectively. The expense for these plans was less than $1 for the years ended December 31, 2007, 2006 and 2005.

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

Also included in the Consolidated Balance Sheets at December 31, 2007 and 2006 are other post-employment benefit obligations of $5.

13. Shareholder’s Deficit

The Company has 82,556,847 shares of $0.01 par value common stock outstanding at December 31, 2007.

In 2007, the Company declared a dividend to its parent of $1.

In 2006, the Company declared a dividend to its parent of $500 in connection with the debt refinancing in November of the same year. Approximately $480, funded from the proceeds of newly issued debt, was paid in 2006. The Company expects to pay the remaining dividends as required by our parent between 2009 and 2012. The Company declared and paid additional dividends to its parent totaling $5 during 2006.

In conjunction with the Hexion Formation, the Company declared a dividend to its parent of $550, of which $523 was paid during 2005. The dividend was funded through proceeds from the issuance of preferred stock and from amounts borrowed under the Company’s credit facility. $13 was paid in 2007. The remainder is expected to be paid as required by our parent through 2012 and is classified in Other current liabilities.

Also in connection with the Hexion Formation, a note receivable from the Company’s parent totaling $581 (including $176 of accrued interest to the date of the Hexion Formation) was reclassified to Paid-in capital.

14. Stock Option Plans and Stock Based Compensation

Summary of Plans

Prior to the Hexion Formation, Resolution Performance, Resolution Specialty and BHI Acquisition (now Hexion LLC) maintained five stock-based compensation plans: the Resolution Performance 2000 Stock Option Plan (the “Resolution Performance Plan”), the Resolution Performance 2000 Non-Employee Directors Option Plan (the “Resolution Performance Director Plan”), the Resolution Performance Restricted Unit Plan (the “Resolution Performance Unit Plan”), the Resolution Specialty 2004 Stock Option Plan (the “Resolution Specialty Plan”) and the BHI Acquisition 2004 Stock Incentive Plan (the “Borden Chemical Plan”). In addition to these plans, the Company’s parent maintains a stock-based deferred compensation plan. The options granted under each of the option plans were to purchase common stock of the parent company of each of the respective companies. Upon the Hexion Formation, the stock options under the Resolution Performance Plan, the Resolution Performance Director Plan, the Resolution Performance Unit Plan and Resolution Specialty Plan were exchanged for an equivalent number of options to purchase Hexion LLC units under the Borden Chemical Plan based on relative fair value.

Resolution Performance Plan and Resolution Performance Director Plan

Resolution Performance adopted stock option plans under which options related to 727,134 shares on a post-combination and reverse split basis are available for grant. The right to grant options under these plans will expire in 2010, but the Company does not intend to make any future grants from these plans. Options granted under these plans were all nonqualified stock options. One third of the options granted vest ratably over a five-year period, while the remaining options (the “Resolution Performance Options”) vest after the eighth anniversary of the grant date. The Resolution Performance Options provided for accelerated vesting upon the sale of Resolution Performance and the achievement of certain financial targets. At the time of the Hexion Formation, these financial targets were not met, so vesting of the Resolution Performance Options was not accelerated. Options under both plans were granted at the fair market value on the date of the grant and expire thirty days following the eighth anniversary of the grant date. At the time of the Hexion Formation, all options that were granted to Resolution Performance directors under the Resolution Performance Director Plan vested and became exercisable.

Resolution Performance Unit Plan

A grant of the equivalent of 191,276 Hexion LLC restricted units was made under the Resolution Performance Unit Plan to Mr. Schlanger, former Chairman and Chief Executive Office of Resolution Performance on November 14, 2000. Mr. Schlanger’s rights under the plan are fully vested and nonforfeitable. The restricted units will be distributed to Mr. Schlanger upon the earliest to occur of his termination from the Board of Directors of the Company, a change of control event, or at January 1, 2009.

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

Borden Chemical Plan

In August 2004, BHI Acquisition adopted the Borden Chemical Plan, under which up to 3,670,635 options to purchase Hexion LLC units are available for grant to employees, consultants, and independent directors of Hexion. At December 31, 2007, there were 1,429,501 options under the Borden Chemical Plan available for future grant. The right to grant options under this plan will expire in 2014, but the Company does not intend to make any future grants from this plan. On August 12, 2004, Hexion LLC granted options to purchase 2,519,860 Hexion LLC membership units, half of which vest ratably over a five-year period, while the remainder (the “Performance Options”) vest after the eighth anniversary of the grant date. The Performance Options provide for accelerated vesting upon the sale of the Company and the achievement of certain financial targets. The options were granted at fair value, and were initially designated as liability awards as the value was determined by a formula. The options expire on the tenth anniversary of the grant date.

Hexion 2007 Long-Term Incentive Plan

On April 30, 2007, the Board of Managers of Hexion LLC adopted the Hexion LLC 2007 Long-Term Incentive Plan (the “2007 Plan”). The 2007 Plan provides for the grant of options to purchase units (with performance conditions) and restricted unit awards to selected employees of the Company. Options granted under the 2007 Plan cover common units of Hexion LLC and will become vested only if Apollo realizes certain internal rates of return on its investment in the Company from a sale or other transfer to independent third parties of a majority interest in Hexion LLC (the “performance condition”). Restricted unit awards granted under the 2007 Plan are payable on a one-for-one basis in common units of Hexion LLC and will generally vest on the third or fourth anniversary of the grant date, subject to accelerated vesting on a change in control of Hexion LLC. Restricted unit awards include the right to receive cash dividends (subject to the same vesting requirements as the underlying units), and any units that become vested will generally be paid upon a termination of the award recipient’s employment. A maximum of 1,700,000 common units of Hexion LLC may be subject to all awards granted under the 2007 Plan. At December 31, 2007, there were 914,000 awards under the 2007 Plan available for grant. On April 30, 2007, Hexion LLC granted 170,000 restricted unit awards and options to purchase 676,000 units (with performance conditions). Half of the restricted unit awards vest over three years, while the other half vest over four years. The options expire on the eighth anniversary of the grant date.

Financial Statement Impact

Effective January 1, 2005, the Company elected to adopt SFAS No. 123(R) (revised 2004), Share-Based Payment. As the Company was a nonpublic entity at the date of adoption that used the minimum value method for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation, it is required to apply the prospective transition method. As a result, the Company applies the statement to new awards and to awards modified, repurchased or cancelled since January 1, 2005. Share-based compensation expense is recognized, net of estimated forfeitures, over the requisite service period on a straight-line basis. The Company adjusts compensation expense periodically for forfeitures.

The Company recognized share-based compensation expense of $5, $6 and $12 for the years ended December 31, 2007, 2006 and 2005, respectively, which is included in Selling, general and administrative expense in the Consolidated Statements of Operations. The Company expects additional compensation expense of $14, which will be recognized over the vesting period of the underlying share-based awards. The cost is expected to be recognized ratably over a weighted-average period of 3.1 years.

During 2006, in connection with their separation from the Company, the options of four participants were modified to allow immediate vesting. As a result of these modifications, the Company recognized a compensation charge of $2 for the year ended December 31, 2006. In addition, the Company repurchased the outstanding options of four participants for $3 for a price equal to the fair market value of the underlying securities less the exercise price of the options.

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

As a result of this remeasurement and modifications that were made at the Hexion Formation to the Resolution Performance Plan, the Resolution Specialty Plan, the 2004 Incentive Plan and the deferred compensation plan, the Company recognized a compensation charge of $5, $4 and $12 for the years ended December 31, 2007, 2006 and 2005, respectively.

Fair Value

The fair value of 2007 option award grants was calculated at the grant date using a modified Black-Scholes pricing model. The fair value of 2005 option award grants and modifications was calculated at the grant or modification date using the Black-Scholes option pricing model. Following is a summary of assumptions used to calculate fair value for the years ended December 31:

	2007	2006	2005
Risk-free weighted average interest rates	4.47%	n/a	2.83 - 4.24%
Expected lives (years)	4.3	n/a	0.22 –8.22
Dividend rate	0%	n/a	0%
Volatility	27.6%	n/a	30%

The expected lives represent the period of time the Company believes the options will be outstanding. The simplified method was used when calculating 2005 expected lives. Expected volatility was based on a calculation that factored historical daily volatility and the implied volatility of comparable public companies. The fair value of the Company’s common stock was calculated using a multiple of EBITDA (earnings before interest, income taxes, depreciation and amortization) approach, which is a valuation technique commonly used by the investment banking community. Under this technique, estimated enterprise values are the result of an EBITDA multiple derived from comparable company multiples applied to an appropriate EBITDA amount. The equity value is then calculated by subtracting the amount of debt from the calculated enterprise value.

The fair value of 2007 restricted unit awards is based upon the fair value of the Company’s common stock at the grant date.

Options Activity

Following is a summary of the Company’s stock option plan activity for the year ended December 31, 2007:

	Hexion LLC Common Units	Weighted Average Exercise Price	Intrinsic Value
Options outstanding at December 31, 2006	3,442,980	$6.38
Options granted	676,000	10.81
Options exercised	(103,373)	4.12
Options forfeited	(226,810)	9.05

Options outstanding at December 31, 2007	3,788,797	$7.07	$20

Exercisable at December 31, 2007	1,252,864	$5.81	$8
Expected to vest at December 31, 2007	3,489,648	$7.15	$18

At December 31, 2007, exercise prices for options outstanding ranged from $3.51 to $29.42 with a weighted average remaining contractual life of 5.9 years. The weighted average remaining contractual life for options exercisable and options expected to vest was 5.4 and 5.9 years, respectively.

The weighted-average per share grant date fair value of options granted during 2007 and 2005 was $1.76 and $9.06, respectively. The total amount of cash received and total intrinsic value (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) of options exercised during the years ended December 31, 2007, 2006 and 2005 was $1, $3 and $0, respectively.

Restricted Unit Activity

Following is a summary of the Company’s restricted unit plan activity for the year ended December 31, 2007:

	Hexion LLC Common Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	—	$—
Restricted units granted	170,000	10.81
Restricted units vested	—	—
Restricted units forfeited	(15,000)	(10.81)

Nonvested at December 31, 2007	155,000	$10.81

The weighted average remaining contractual life for restricted units outstanding was 2.8 years.

Stock-Based Deferred Compensation Plan

In 2004, in connection with the acquisition of Borden Chemical by Apollo, certain key employees of the Company deferred the receipt of compensation and were credited with a number of deferred stock units that were equal in value to the amount of compensation deferred. In total, the Company granted 1,007,944 deferred common stock units under the Hexion LLC 2004 Deferred Compensation Plan (the “2004 DC Plan”), which is an unfunded plan. Each unit gives the grantee the right to one common stock unit of Hexion LLC. Under the 2004 DC Plan, the deferred common stock units are not distributed to participants until their employment with the Company ends. At December 31, 2007, there were 873,927 undistributed units under the 2004 DC Plan.

15. Income Taxes

Income tax expense detail for continuing operations for the years ended December 31 is as follows:

	2007	2006	2005
Current
Federal	$—	$—	$—
State and local	3	(2)	11
Foreign	44	34	40

Total current	47	32	51

Deferred
Federal	1	7	1
State and local	(6)	—	—
Foreign	2	(25)	(4)

Total deferred	(3)	(18)	(3)

Income tax expense	$44	$14	$48

A reconciliation of the differences between income taxes for continuing operations that were computed at the federal statutory tax rate of 35% and provisions for income taxes for the years ended December 31 follows:

	2007	2006	2005
Income taxes computed at federal statutory tax rate	$(8)	$(28)	$(10)
State tax provision, net of federal benefits	2	—	2
Foreign tax rate differential	2	(4)	(11)
Foreign source income subject to U.S. taxation	—	6	4
Losses and other expenses (income) not deductible for tax	(5)	—	8
Increase in the taxes due to changes in valuation allowance	58	14	41
Additional tax on foreign unrepatriated earnings	—	35	1
Changes in enacted tax rates	(5)	(9)	—
Adjustments of prior year estimates and other	—	—	13

Income tax expense	$44	$14	$48

The domestic and foreign components of the loss from continuing operations before income taxes for the years ended December 31 is as follows:

	2007	2006	2005
Domestic	$(151)	$(137)	$(155)
Foreign	128	57	127

	$(23)	$(80)	$(28)

The tax effects of significant temporary differences and net operating loss and credit carryforwards, which comprise the deferred tax assets and liabilities at December 31, is as follows:

	2007	2006
Assets
Non-pension post-employment benefit obligations	$10	$9
Accrued and other expenses	96	106
Loss and credit carryforwards	441	341
Pension liabilities	40	29

Gross deferred tax assets	587	485
Valuation allowance	(360)	(224)

Net deferred tax asset	227	261

Liabilities
Property, equipment and intangibles	(227)	(257)
Unrepatriated earnings of foreign subsidiaries	(90)	(90)
Amortization of intangibles	(27)	(12)
Other	—	(2)

Gross deferred tax liabilities	(344)	(361)

Net deferred tax liability	$(117)	$(100)

The following table summarizes the presentation of the net deferred tax liability on the Consolidated Balance Sheets at December 31:

	2007	2006
Assets
Current deferred income taxes (Other current assets)	$8	$21
Long-term deferred income taxes (Other assets)	19	26
Liabilities
Current deferred income taxes (Other current liabilities)	(3)	(5)
Long-term deferred income taxes	(141)	(142)

Net deferred tax liability	$(117)	$(100)

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

As of December 31, 2007, the Company has a $360 valuation allowance for a portion of its net deferred tax assets that management believes, more likely than not, will not be realized. In the United States, a consolidated return will be filed and future taxable income and losses of the consolidated group may be offset. The Company’s deferred tax assets include federal, state and foreign net operating losses carryforwards. The federal net operating loss carryforwards available are $710, which expire starting in 2020. The Company’s deferred assets also include minimum tax credits of $33, which are available indefinitely as well as capital loss carryforwards of $127, which were generated in 2003 and 2005 and will begin to expire in 2008. A valuation allowance of $254 has been provided against these items. The Company had undistributed earnings of certain foreign subsidiaries of $274, on which deferred taxes have not been provided because these earnings are considered permanently invested outside of the United States.

The following table summarizes the changes in the valuation allowance for the years ending December 31, 2007 and 2006:

	Balance at Beginning of Period	Changes in related Gross Deferred Tax Assets/Liabilities	Charge/Release	Balance at End of Period
Valuation allowance on Deferred tax assets:
Year ended December 31, 2006	$239	$(58)	$43	$224
Year ended December 31, 2007	224	(2)	138	360

Examination of Tax Returns

The Company conducts business globally and, as a result, certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examinations by taxing authorities throughout the world, including major jurisdictions such as Belgium, Brazil, Canada, the Czech Republic, France, Germany, Italy, Korea, Netherlands and the United States.

The Internal Revenue Service is currently auditing the Company’s federal tax returns for the years ended December 31, 2004 and 2006. In addition, certain state and foreign tax returns are under examination by various regulatory authorities. The Netherlands taxing authority concluded their audit of a Dutch subsidiary for tax years November 2000 through 2002. In addition, the Company reached a settlement with the Netherlands related to years 2003 through 2006 and paid the settlement of $24 in 2007.

The Company continuously reviews issues that are raised from ongoing examinations and open tax years to evaluate the adequacy of its liabilities. As the various taxing authorities continue with their audit/examination programs, the Company will adjust its reserves accordingly to reflect these settlements.

Unrecognized Tax Benefits

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax contingencies and the tax position taken, or expected to be taken, in a tax return. Upon adoption of FIN 48, the Company had a liability of $36 for unrecognized tax benefits and related interest and penalties that, if recognized, would affect the effective tax rate. $4 of this liability was recorded as an increase to Accumulated deficit for the cumulative effect of adopting FIN 48. The liability is included in Other long-term liabilities in the Consolidated Balance Sheet because payments are not anticipated to be made within one year of the balance sheet date. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$15
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2007	$15

$15 of unrecognized tax benefits, if recognized, would affect the effective tax rate. The Company does not anticipate a material change to the total amount of unrecognized tax benefits with the next 12 months.

During the year ended December 31, 2007, the Company recognized approximately $2 in interest and penalties. The Company had approximately $22 accrued for the payment of interest and penalties at December 31, 2007.

16. Summarized Financial Information of Unconsolidated Affiliates

Summarized financial information of unconsolidated affiliates Asia Dekor Borden (Hong Kong) Chemical Company and Hexion UV Coatings (Shanghai) Co., Ltd as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Current assets	$16	$15
Noncurrent assets	3	2
Current liabilities	6	6
Equity	13	11

Net sales	$30	$27	$17
Gross profit	10	8	4
Pre-tax income	8	6	3
Net income	7	6	3

17. Segment Information

The Company’s business segments are based on the products that the Company offers and the markets that it serves. At December 31, 2007, the Company had four reportable segments: Epoxy and Phenolic Resins, Formaldehyde and Forest Products Resins, Coatings and Inks, and Performance Products. A summary of the major products of the Company’s reportable segments follows:

•	Epoxy and Phenolic Resins: epoxy resins and intermediates, composite resins, molding compounds, versatic acids and derivatives, phenolic specialty resins and epoxy coating resins

•	Formaldehyde and Forest Products Resins: forest products resins and formaldehyde applications

•	Coatings and Inks: polyester resins, acrylic resins, and ink resins and additives

•	Performance Products: phenolic encapsulated substrates for oilfield and foundry applications

The Company’s organizational structure continues to evolve. It is also continuing to refine its operating structure to more closely link similar products, minimize divisional boundaries and improve the Company’s ability to serve multi-dimensional common customers. These refinements, when complete, may result in future changes to the Company’s reportable segments.

Reportable Segments

Following are net sales and Segment EBITDA (earnings before interest, income taxes, depreciation and amortization) by reportable segment. Segment EBITDA is defined as EBITDA adjusted to exclude certain non-cash and certain non-recurring expenses. Segment EBITDA is the primary performance measure used by the Company’s senior management, the chief operating decision-maker and the board of directors to evaluate operating results and allocate capital resources among segments. Segment EBITDA is also the profitability measure used to set management and executive incentive compensation goals. Corporate and Other is primarily corporate general and administrative expenses that are not allocated to the segments.

Net Sales to Unaffiliated Customers for the years ended December 31(1)(2)(3):

	2007	2006	2005
Epoxy and Phenolic Resins	$2,424	$2,152	$1,881
Formaldehyde and Forest Products Resins	1,663	1,440	1,338
Coatings and Inks	1,330	1,254	886
Performance Products	393	359	337

Total	$5,810	$5,205	$4,442

Segment EBITDA for the years ended December 31 (2)(3):

	2007	2006	2005
Epoxy and Phenolic Resins	$337	$271	$244
Formaldehyde and Forest Products Resins	165	156	156
Coatings and Inks	86	81	63
Performance Products(4)	77	61	48
Corporate and Other	(54)	(45)	(43)

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.

(2)

Net sales and Segment EBITDA include the results of the Bakelite Transaction, Coatings Acquisition, Inks Acquisition, Orica A&R Acquisition and Arkema Acquisition from April 29, 2005, January 31, 2006, June 1, 2006, February 1, 2007, and November 1, 2007, respectively, and exclude the results from the Brazilian Consumer Divestiture since March 31, 2006.

(3)	Certain of the Company’s product lines have been realigned, resulting in reclassifications between segments. Prior period balances have been reclassified to conform to current presentations.

(4)	Included in Performance Products Segment EBITDA is Earnings from unconsolidated entities, net of taxes of $4, $3 and $2 for the years ended December 31, 2007, 2006 and 2005, respectively.

Depreciation and Amortization Expense for the years ended December 31(1):

	2007	2006	2005
Epoxy and Phenolic Resins	$106	$95	$90
Formaldehyde and Forest Products Resins	39	29	30
Coatings and Inks	30	23	14
Performance Products	7	7	7
Corporate and Other	16	17	6

Total	$198	$171	$147

Total Assets as of December 31(1):

	2007	2006
Epoxy and Phenolic Resins	$1,915	$1,877
Formaldehyde and Forest Products Resins	858	634
Coatings and Inks	669	727
Performance Products	172	156
Corporate and Other	392	114

Total	$4,006	$3,508

Capital Expenditures for the years ended December 31(1)(2):

	2007	2006	2005
Epoxy and Phenolic Resins	$60	$65	$49
Formaldehyde and Forest Products Resins	32	31	23
Coatings and Inks	22	17	18
Performance Products	4	8	9
Corporate and Other	5	4	4

Total	$123	$125	$103

(1)	Certain of the Company’s product lines have been realigned, resulting in reclassifications between segments. Prior period balances have been reclassified to conform to current presentations.

(2)	Includes capitalized interest costs that are incurred during the construction of property and equipment.

Reconciliation of Segment EBITDA to Net Loss:

	2007	2006	2005
Segment EBITDA:
Epoxy and Phenolic Resins	$337	$271	$244
Formaldehyde and Forest Products Resins	165	156	156
Coatings and Inks	86	81	63
Performance Products	77	61	48
Corporate and Other	(54)	(45)	(43)
Reconciliation:
Items not included in Segment EBITDA
Transaction costs	(1)	(20)	(44)
Integration costs	(38)	(57)	(13)
Non-cash charges	(54)	(22)	(30)
Unusual items:
Gain on divestiture of businesses	8	39	—
Purchase accounting effects/inventory step-up	(1)	(3)	(16)
Discontinued operations	—	(14)	(10)
Business realignment	(21)	2	(9)
Other	(17)	(10)	(18)

Total unusual items	(31)	14	(53)

Total adjustments	(124)	(85)	(140)
Interest expense, net	(310)	(242)	(203)
Loss on extinguishment of debt	—	(121)	(17)
Income tax expense	(44)	(14)	(48)
Depreciation and amortization	(198)	(171)	(147)

Net loss	$(65)	$(109)	$(87)

Items not included in Segment EBITDA

In 2006, Transaction costs primarily represented the write-off of deferred accounting, legal and printing costs as the result of the Company’s suspension of its initial public offering, as well as costs from terminating acquisition activities. In 2005, Transaction costs primarily represented accounting, consulting, legal and contract termination fees from the Hexion Formation and expenses associated with terminated acquisition activities.

In 2007, 2006 and 2005, Integration costs primarily represented redundancy and plant rationalization costs and incremental administrative costs for integration programs as a result of the Hexion Formation and recent acquisitions, as well as costs to implement a single, company-wide, management information and accounting system.

In 2007, 2006 and 2005, Non-cash charges were primarily from stock-based compensation expense, impairments of property, plant and equipment and unrealized derivative and foreign exchange losses.

Not included in Segment EBITDA are certain non-cash and certain non-recurring income or expenses that are deemed by management to be unusual in nature. For 2007, these items consisted of gains on sale of assets, a gain on the sale of a portion of the Company’s ownership in HAI, business realignment costs, EBITDA related to the announced exit from the European solvent coating resins business (the “Alkyds Divestiture”), management fees, realized foreign currency activity and costs to settle a lawsuit. For 2006, these items primarily consisted of a gain recognized on the Brazilian Consumer Divestiture, a charge related to the discontinued operations of Taro Plast, business realignments, and the Alkyds Divestiture. For 2005, these items primarily consisted of purchase accounting/inventory step-up adjustments that were related to the Bakelite Transaction, a realized foreign currency loss on an exchange rate hedge related to the Bakelite Transaction, certain non-recurring litigation expenses related to discontinued operations and business realignments.

Geographic Information

Sales to Unaffiliated Customers for the years ended December 31(1):

	2007	2006	2005
United States	$2,466	$2,349	$2,252
Netherlands	1,194	704	629
Germany	399	510	285
Canada	330	368	331
Other international	1,421	1,274	945

Total	$5,810	$5,205	$4,442

(1)	Sales are attributed to the country in which the individual business locations reside.

Long-Lived Assets as of December 31:

	2007	2006
United States	$650	$682
Netherlands	341	325
Germany	168	129
Canada	83	86
Other international	373	329

Total	$1,615	$1,551

Product Line Information

Net Sales to Unaffiliated Customers for the years ended December 31:

	2007	2006	2005
Epoxy resins and intermediates	$1,448	$1,312	$1,143
Forest products resins	1,221	1,008	917
Coating products	932	930	720
Phenolic specialty resins	663	567	437
All other(1)	1,546	1,388	1,225

Total	$5,810	$5,205	$4,442

(1)	Net sales of other product lines that individually account for less than 10% of consolidated Net sales.

18. Guarantor/Non-Guarantor Subsidiary Financial Information

The Company and certain of its U.S. subsidiaries guarantee debt issued by its wholly-owned subsidiaries Hexion Nova Scotia, ULC and Hexion U.S. Finance Corporation (together, the “Subsidiary Issuers”), which includes the $625 second-priority senior notes due 2014 and the $200 floating rate second-priority senior secured notes due 2014.

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

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements

(dollars in millions)

YEAR ENDED DECEMBER 31, 2007

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,464	$—	$—	$3,581	$(235)	$5,810
Cost of sales	2,153	—	—	3,076	(235)	4,994

Gross profit	311	—	—	505	—	816
Selling, general and administrative expense	171	—	—	244	—	415
Transaction costs	1	—	—	—	—	1
Integration costs	14	—	—	24	—	38
Other operating expense (income), net	7	—	(4)	57	—	60

Operating income	118	—	4	180	—	302
Interest expense, net	181	82	—	47	—	310
Intercompany interest expense (income)	72	(95)	(1)	24	—	—
Other non-operating (income) expense, net	(11)	10	—	16	—	15

(Loss) income from continuing operations before income tax, earnings from unconsolidated entities and minority interest	(124)	3	5	93	—	(23)
Income tax (benefit) expense	(2)	3	—	43	—	44

(Loss) income from continuing operations before earnings from unconsolidated entities and minority interest	(122)	—	5	50	—	(67)
Earnings from unconsolidated entities, net of taxes	59	—	3	4	(62)	4
Minority interest in net income of consolidated subsidiaries	(2)	—	—	—	—	(2)

Net (loss) income	$(65)	$—	$8	$54	$(62)	$(65)

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements

(dollars in millions)

YEAR ENDED DECEMBER 31, 2006

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,283	$—	$—	$3,199	$(277)	$5,205
Cost of sales	1,992	—	—	2,770	(277)	4,485

Gross profit	291	—	—	429	—	720
Selling, general and administrative expense	209	—	—	175	—	384
Transaction costs	18	—	—	2	—	20
Integration costs	37	—	—	20	—	57
Intercompany royalty expense (income)	6	—	(6)	—	—	—
Other operating expense (income), net	(2)	—	(5)	(20)	—	(27)

Operating income	23	—	11	252	—	286
Interest expense, net	147	67	—	28	—	242
Loss on extinguishment of debt	121	—	—	—	—	121
Intercompany interest expense (income)	33	(75)	(1)	43	—	—
Other non-operating expense (income), net	(78)	75	—	6	—	3

(Loss) income from continuing operations before income tax, earnings from unconsolidated entities and minority interest	(200)	(67)	12	175	—	(80)
Income tax expense (benefit)	7	(6)	—	13	—	14

(Loss) income from continuing operations before earnings from unconsolidated entities and minority interest	(207)	(61)	12	162	—	(94)
Earnings from unconsolidated entities, net of taxes	102	—	8	4	(111)	3
Minority interest in net income of consolidated subsidiaries	(4)	—	—	—	—	(4)

(Loss) income from continuing operations	(109)	(61)	20	166	(111)	(95)
Loss from discontinued operations	—	—	—	(14)	—	(14)

Net (loss) income	$(109)	$(61)	$20	$152	$(111)	$(109)

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements

(dollars in millions)

YEAR ENDED DECEMBER 31, 2005

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,249	$—	$—	$2,489	$(296)	$4,442
Cost of sales	1,990	—	—	2,087	(296)	3,781

Gross profit	259	—	—	402	—	661
Selling, general and administrative expense	200	—	—	191	—	391
Transaction costs	33	—	—	11	—	44
Integration costs	13	—	—	—	—	13
Intercompany royalty expense (income)	23	—	(25)	2	—	—
Other operating expense (income), net	(7)	—	(2)	14	—	5

Operating income (loss)	(3)	—	27	184	—	208
Interest expense, net	133	56	—	14	—	203
Loss on extinguishment of debt	9	6	—	2	—	17
Intercompany interest expense (income)	18	(59)	(1)	42	—	—
Other non-operating expense (income), net	(5)	4	—	17	—	16

(Loss) income from continuing operations before income tax, earnings from unconsolidated entities and minority interest	(158)	(7)	28	109	—	(28)
Income tax expense (benefit)	15	(2)	—	35	—	48

(Loss) income from continuing operations before earnings from unconsolidated entities and minority interest	(173)	(5)	28	74	—	(76)
Earnings from unconsolidated entities, net of taxes	98	—	8	2	(106)	2
Minority interests in net loss of consolidated subsidiaries	(3)	—	—	—	—	(3)

(Loss) income from continuing operations	(78)	(5)	36	76	(106)	(77)
Loss from discontinued operations	(9)	—	—	(1)	—	(10)

Net (loss) income	$(87)	$(5)	$36	$75	$(106)	$(87)

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements

(dollars in millions)

DECEMBER 31, 2007

CONDENSED CONSOLIDATING BALANCE SHEET

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$107	$—	$—	$92	$—	$199
Accounts receivable, net	239	4	—	631	—	874
Inventories:
Finished and in-process goods	183	—	—	235	—	418
Raw materials and supplies	71	—	—	114	—	185
Other current assets	39	—	—	39	—	78

Total current assets	639	4	—	1,111	—	1,754

Other assets
Investment in subsidiaries	861	—	23	—	(884)	—
Other assets	156	14	—	53	—	223

	1,017	14	23	53	(884)	223
Property and equipment, net	641	—	—	974	—	1,615
Goodwill	101	—	—	105	—	206
Other intangible assets, net	82	—	—	126	—	208

Total assets	$2,480	$18	$23	$2,369	$(884)	$4,006

Liabilities and Shareholder’s (Deficit) Equity
Current liabilities
Accounts and drafts payable	$279	$—	$—	$439	$—	$718
Accounts payable to affiliates	20	(5)	(8)	(7)	—	—
Debt payable within one year	29	—	—	56	—	85
Loans payable to affiliates	413	—	—	(413)	—	—
Interest payable	43	10	—	1	—	54
Income taxes payable	13	—	—	34	—	47
Other current liabilities	144	—	—	198	—	342

Total current liabilities	941	5	(8)	308	—	1,246
Long-term debt	2,153	825	—	657	—	3,635
Intercompany loans payable	529	(901)	(13)	385	—	—
Long-term pension and post employment benefit obligations	80	—	—	140	—	220
Deferred income taxes	39	—	—	102	—	141
Other long-term liabilities	116	—	—	22	—	138

Total liabilities	3,858	(71)	(21)	1,614	—	5,380

Minority interest in consolidated subsidiaries	8	—	—	4	—	12
Shareholder’s (deficit) equity	(1,386)	89	44	751	(884)	(1,386)

Total liabilities and shareholder’s (deficit) equity	$2,480	$18	$23	$2,369	$(884)	$4,006

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements

(dollars in millions)

DECEMBER 31, 2006

CONDENSED CONSOLIDATING BALANCE SHEET

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$7	$—	$—	$57	$—	$64
Accounts receivable, net	219	—	—	544	—	763
Inventories:		—
Finished and in-process goods	152	—	—	210	—	362
Raw materials and supplies	72	—	—	115	—	187
Other current assets	30	—	—	72	—	102

Total current assets	480	—	—	998	—	1,478

Other assets
Investment in subsidiaries	648	—	26	—	(674)	—
Other assets	33	22	—	52	—	107

	681	22	26	52	(674)	107
Property and equipment, net	673	—	—	878	—	1,551
Goodwill	122	—	—	71	—	193
Other intangible assets, net	87	—	—	92	—	179

Total assets	$2,043	$22	$26	$2,091	$(674)	$3,508

Liabilities and Shareholder’s Deficit
Current liabilities
Accounts and drafts payable	$220	$—	$—	$396	$—	$616
Accounts payable to (receivable from) affiliates	20	(5)	(8)	(19)	12	—
Debt payable within one year	31	—	—	35	—	66
Loans payable to (receivable from) affiliates	177	23	(12)	(176)	(12)	—
Interest payable (receivable)	60	(3)	—	1	—	58
Income taxes payable	42	8	—	58	—	108
Other current liabilities	115	—	—	148	—	263

Total current liabilities	665	23	(20)	443	—	1,111
Long-term debt	2,194	825	—	307	—	3,326
Intercompany loans payable (receivable)	377	(849)	—	472	—	—
Long-term pension and post employment benefit obligations	70	—	—	153	—	223
Deferred income taxes	57	—	—	85	—	142
Other long-term liabilities	85	—	—	22	—	107

Total liabilities	3,448	(1)	(20)	1,482	—	4,909

Minority interest in consolidated subsidiaries	9	—	—	4	—	13
Shareholder’s (deficit) equity	(1,414)	23	46	605	(674)	(1,414)

Total liabilities and shareholder’s deficit (equity)	$2,043	$22	$26	$2,091	$(674)	$3,508

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements

(dollars in millions)

YEAR ENDED DECEMBER 31, 2007

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(103)	$—	$1	$276	$—	$174

Cash flows (used in) provided by investing activities
Capital expenditures	(54)	—	—	(68)	—	(122)
Capitalized interest	(1)	—	—	—	—	(1)
Acquisition of businesses, net of cash acquired	—	—	—	(130)	—	(130)
Dividend from subsidiary	12	—	6	—	(18)	—
Deferred acquisition costs	(101)	—	—	—	—	(101)
Proceeds from the sale of business	—	—	5	—	—	5
Proceeds from the sale of assets	—	—	—	14	—	14

	(144)	—	11	(184)	(18)	(335)

Cash flows provided by (used in) financing activities
Net short-term debt borrowings (repayments)	(2)	—	—	3	—	1
Borrowings of long-term debt	766	—	—	1,639	—	2,405
Repayments of long-term debt	(806)	—	—	(1,294)	—	(2,100)
Affiliated loan borrowings (repayments)	404	—	(1)	(403)	—	—
Dividends paid	(13)	—	(11)	(7)	18	(13)
Long-term debt and credit facility financing fees	(2)	—	—	(3)	—	(5)

	347	—	(12)	(65)	18	288

Effect of exchange rates on cash and cash equivalents	—	—	—	8	—	8

Increase (decrease) in cash and cash equivalents	100	—	—	35	—	135
Cash and cash equivalents at beginning of year	7	—	—	57	—	64

Cash and cash equivalents at end of year	$107	$—	$—	$92	$—	$199

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements

(dollars in millions)

YEAR ENDED DECEMBER 31, 2006

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(108)	$—	$3	$126	$—	$21

Cash flows (used in) provided by investing activities
Capital expenditures	(73)	—	—	(49)	—	(122)
Capitalized interest	(2)	—	—	(1)	—	(3)
Acquisition of businesses, net of cash acquired	(48)	—	—	(153)	—	(201)
Proceeds from the sale of business	—	—	5	42	—	47
Insurance proceeds from casualty loss	2	—	—	—	—	2

	(121)	—	5	(161)	—	(277)

Cash flows provided by (used in) financing activities
Net short-term debt borrowings (repayments)	3	—	—	10	—	13
Borrowings of long-term debt	3,717	—	—	754	—	4,471
Repayments of long-term debt	(2,671)	—	—	(762)	—	(3,433)
Proceeds from issuance of preferred stock, net of issuance costs	(397)	—	—	—	—	(397)
Affiliated loan (repayments) borrowings	80	—	7	(87)	—	—
Deferred financing costs	(38)	—	—	—	—	(38)
IPO related costs	(4)	—	—	—	—	(4)
Dividends paid	(462)	—	(15)	(8)	—	(485)
Discontinued operations	—	—	—	1	—	1

	228	—	(8)	(92)	—	128

Effect of exchange rates on cash and cash equivalents	—	—	—	9	—	9

Increase (decrease) in cash and cash equivalents	(1)	—	—	(118)	—	(119)
Cash and cash equivalents at beginning of year	8	—	—	175	—	183

Cash and cash equivalents at end of year	$7	$—	$—	$57	$—	$64

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements

(dollars in millions)

YEAR ENDED DECEMBER 31, 2005

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) from operating activities	$(171)	$118	$18	$206	$—	$171

Cash flows provided by (used in) from investing activities
Capital expenditures	(57)	—	(1)	(45)	—	(103)
Acquisition of business, net of cash acquired	(4)	—	—	(248)	—	(252)
Proceeds from the sale of business	—	—	3	—	—	3
Investment in subsidiary	100	—	—	—	(100)	—
Discontinued operations	—	—	—	(2)	—	(2)

	39	—	2	(295)	(100)	(354)

Cash flows provided by (used in) financing activities
Net short-term debt (repayments) borrowings	3	—	—	(7)	—	(4)
Borrowings of long-term debt	451	398	—	344	—	1,193
Repayments of long-term debt	(435)	(250)	—	(63)	—	(748)
Proceeds from issuance of preferred stock, net of issuance costs	334	—	—	—	—	334
Affiliated loan (repayments) borrowings	239	(262)	(7)	30	—	—
Long-term debt and credit facility financing fees paid	(11)	(4)	—	(7)	—	(22)
IPO related costs	(11)	—	—	—	—	(11)
Dividends paid	(494)	—	(21)	(108)	100	(523)
Capital contributions from affiliates	(8)	—	8	—	—	—

	68	(118)	(20)	189	100	219

Effect of exchange rates on cash and cash equivalents	—	—	—	(5)	—	(5)

Increase (decrease) in cash and cash equivalents	(64)	—	—	95	—	31
Cash and cash equivalents at beginning of year	72	—	—	80	—	152

Cash and cash equivalents at end of year	$8	$—	$—	$175	$—	$183

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of

Hexion Specialty Chemicals, Inc.:

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hexion Specialty Chemicals, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, based on our audits and the reports of other auditors, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Hexion Specialty Chemicals Canada, Inc., a wholly-owned subsidiary, which statements reflect total revenues of $1,181 million, for the year ended December 31, 2005. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Hexion Specialty Chemicals Canada, Inc., is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

As discussed in Note 12 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit and other postretirement plans as of December 31, 2006. As discussed in Note 15 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions as of January 1, 2007.

PricewaterhouseCoopers LLP
Columbus, Ohio
March 12, 2008

Schedule II – Valuation and Qualifying Accounts

Column A	Column B	Column C			Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to cost and expenses(1)	Charged to other accounts		Deductions	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended December 31, 2007	$21	$2	$—		$(1)	$22
Year ended December 31, 2006	19	5	—		(3)	21
Year ended December 31, 2005	15	4	7	(2)	(7)	19

(1)	Includes the impact of foreign currency translation

(2)	Includes $6 Bakelite allowance from the date of acquisition, April 29, 2005.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T) - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we, under the supervision and with the participation of our Disclosure Committee and our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

Management’s Annual Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (COSO). Based on our assessment, we have concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation described above in “Management’s Annual Report on Internal Control Over Financial Reporting” that occurred during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B - OTH ER INFORMATION

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers;

Compensatory Arrangements of Certain Officers

On March 11, 2008, the Compensation Committee of the Board of Directors of the Company approved the Hexion Specialty Chemicals, Inc. 2008 Incentive Compensation Plan (the “2008 Plan”). Each of our named executive officers and other specified members of management are eligible to participate in the 2008 Plan. Under the 2008 Plan, participants earn cash bonus compensation based upon the achievement of certain individual performance objectives and the achievement of business unit, division, and/or overall Company financial targets. Any payments under the plan are subject to the approval of the Company’s audited annual financial results by our Audit Committee and are normally paid in April of the following year. A description of the 2008 Plan is filed as an exhibit to this Annual Report on Form 10-K.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters and Control Persons

Set forth below are the names, ages and current positions of our executive officers and directors as of December 31, 2007.

Name	Age	Position
Craig O. Morrison	52	Director, Chairman, President and Chief Executive Officer
William H. Carter	54	Director, Executive Vice President and Chief Financial Officer
Marvin O. Schlanger	59	Director, Vice Chairman
Joseph P. Bevilaqua	52	Executive Vice President, President – Phenolic and Forest Products Resins
Cornelis Kees Verhaar	54	Executive Vice President, President – Epoxy and Coating Resins
Sarah R. Coffin	55	Executive Vice President, President – Performance Products
Mary Ann Jorgenson	66	Executive Vice President and General Counsel
Richard L. Monty	60	Executive Vice President – Environmental Health and Safety
George F. Knight	50	Senior Vice President – Finance and Treasurer
Joshua J. Harris	43	Director
Scott M. Kleinman	34	Director
Robert V. Seminara	35	Director
Jordan C. Zaken	33	Director

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

Marvin O. Schlanger was elected Director and Vice Chairman of the Board of Directors of the Company on June 29, 2005. Mr. Schlanger served as Chairman and Chief Executive Officer of Resolution Performance and RPP Capital Corporation since November 2001 until the closing of the Hexion Formation. Since October 1998, Mr. Schlanger has been a principal in the firm of Cherry Hill Chemical Investments, LLC, which provides management services and capital to the chemical and allied industries. Mr. Schlanger is also a director of UGI Corporation and UGI Utilities and, prior to the Hexion Formation, he was a director and Chairman of the Board of RPP Capital and Resolution Specialty Materials, Inc. Mr. Schlanger is also on the Board of Momentive Performance Materials, Inc., and was the Chairman of the Board of Directors of Covalence Specialty Materials. He is Chairman of the Environmental, Health and Safety Committee of the Board of Directors.

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

Cornelis Kees Verhaar was appointed Executive Vice President and President of the Epoxy and Coating Resins Division of the Company effective May 15, 2006. Prior to joining our company, Mr. Verhaar served as Senior Vice President for the Performance Coatings business of Noveon Inc., a global producer of performance polymer systems and adhesives, from January 2003 to October 2004. Between 2004 and his joining the Company, Mr. Verhaar worked on investment opportunities with several private equity groups as an industrial advisor and potential leading executive. Prior to 2004, from October 1999 to December 2002, he was President and Chief Operating Officer for Johnson Polymer, Inc., and, from March 1997 to October 1999, Regional Director, Europe for Johnson Polymer B.V. in the Netherlands. From 1984 to 1997, Mr. Verhaar

held leadership roles with Devoe Coatings B.V., the ESHA Group, and Saudi Industrial Paint Company (a part of AKZO Coatings).

Sarah R. Coffin was appointed Executive Vice President and President of the Performance Products Division effective February 14, 2005 to oversee our oil field, foundry, UV, ink and adhesive resin industries, including operations in the Asia-Pacific region. Prior to joining the Company, she was employed by Seaman Corporation where she had the position of Vice President Sales and Marketing from May 2004 to February 2005. From August 2002 to March 2003, Ms. Coffin was Senior Vice President Global Sourcing, Human Resources and Information Technology of Noveon, Inc., a global producer of performance polymer systems and adhesives. From 1998 to 2002, she was Group President Specialty Plastics and Polymer Additives, Senior Vice President and General Manager Performance Coatings with BF Goodrich Performance Materials Company/Noveon, Inc. She is a director of SPX Corporation.

Mary Ann Jorgenson was elected Executive Vice President and General Counsel of our Company effective August 1, 2007. She is also a partner in the law firm Squire, Sanders & Dempsey L.L.P., having joined that law firm in 1975. Ms. Jorgenson’s services to the Company are provided pursuant to an arrangement between Squire, Sanders & Dempsey L.L.P. and the Company.

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

Joshua J. Harris was elected a director of the Company on August 12, 2004. Mr. Harris is a founding Senior Partner at Apollo and has served as an officer of certain affiliates of Apollo since 1990. Prior to that time, Mr. Harris was a member of the Mergers and Acquisitions Department of Drexel Burnham Lambert Incorporated. Mr. Harris is also a director of Berry Plastics Group, CEVA Logistics, Metals USA, Inc., Momentive Performance Materials, Noranda Aluminum and Verso Paper Holdings, LLC. He was a director of Covalence Specialty Materials Corp., Quality Distribution, Inc., and UAP Holdings. Prior to the Hexion Formation, Mr. Harris was a director of Resolution Performance Products LLC and Resolution Specialty Materials, Inc. He is Chairman of the Executive Committee and the Compensation Committee of the Board of Directors.

Scott M. Kleinman was elected a director of the Company on August 12, 2004. Mr. Kleinman is a Partner at Apollo, where he has worked since February 1996. Prior to that time, Mr. Kleinman was employed by Smith Barney Inc. in its Investment Banking division. Mr. Kleinman is also a director of Verso Paper Holdings, LLC, Momentive Performance Materials and Realogy Corporation. Prior to the Hexion Formation, Mr. Kleinman was also a director of Resolution Performance Products LLC and Resolution Specialty Materials, Inc. He is a member of the Executive, Audit and Environmental, Health and Safety Committees of the Board of Directors.

Robert V. Seminara was elected a director of the Company on August 12, 2004. Mr. Seminara is a Partner at Apollo, where he has worked since January 2003. From June 1996 to January 2003, Mr. Seminara served as an officer in the private equity investment group at Evercore Partners LLC, where he held the title Managing Director. Mr. Seminara is also a director of Berry Plastics Group and was a director of Covalence Specialty Materials Corp. He is Chairman of the Audit Committee of the Board of Directors.

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

Audit Committee Financial Expert

Since we are not a listed issuer, there are no requirements that we have an independent Audit Committee. Our Audit Committee consists of Messrs. Kleinman and Seminara, both of whom are audit committee financial experts, as such term is defined in Item 407(d)(5) of Regulation S-K, and neither of whom is independent.

Code of Ethics

We have a Code of Business Ethics that applies to all associates, including our Chief Executive Officer and senior financial officers. These standards are designed to deter wrongdoing and to promote the honest and ethical conduct of all employees. Our Code of Business Ethics is posted on our website: www.hexion.com under “Investor Relations – Corporate Governance.” Any substantive amendment to, or waiver from, any provision of the Code of Business Ethics with respect to any senior executive or financial officer shall be posted on this website.

ITEM 11 - EXECUTIVE COMPENSA TION

Compensation Discussion and Analysis

Oversight of the Executive Compensation Program

The Compensation Committee of our Board of Directors (the “Committee”) is responsible for establishing and monitoring compliance with our executive compensation philosophy. The Committee’s overarching goal is that the compensation and benefits provided to executives are reasonable, fair and competitive. The Committee has the authority to approve all executive compensation, equity programs, and benefit program matters.

The Committee sets the principles and strategies that guide the design of our executive compensation program. They annually evaluate the performance and compensation levels of the Chief Executive Officer (the “CEO”) and each of the executive officers who report directly to the CEO. Based on this evaluation, the Committee establishes and approves each executive’s compensation level, including base salary, and annual and long-term incentive opportunities, including any equity-based awards. Throughout this discussion, we refer to the executives named in the Summary Compensation Table in Part III, Item 11 of this Annual Report as the “Named Executive Officers.” We also refer to our CEO and the executives who report directly to him as the “Senior Leadership Team.” The Senior Leadership Team is currently comprised of twelve individuals. Each of our Named Executive Officers is a member of the Senior Leadership Team.

General Executive Compensation Philosophy and Objectives of Executive Compensation Program

Our executive compensation program is designed to focus our CEO and the Senior Leadership Team on our key strategic, financial and operational goals that will translate into long-term value creation for our owners. As a result, we believe that the compensation packages we provide to executives should include both short-term cash-based awards that incentivise the achievement of annual goals, and long-term equity-based elements that reward sustained performance. The Committee also believes that equity-based awards play an important role in creating incentives for our executives to maximize Company performance and further align the interests of our executives with those of our owners.

Our annual compensation review process includes an evaluation of executive compensation to ensure that the incentives are not only aligned with the Company’s strategic goals, but also enable us to attract and retain a highly qualified and effective management team. The Committee bases its executive compensation decisions on the following philosophy:

•	The compensation program should be designed to support the business with an emphasis on critical short-term objectives and long-term strategy;

•	Each executive’s total compensation should correlate to the scope of his or her responsibilities and relative contribution to the Company’s performance; and,

•	A significant portion of each executive’s total compensation should be variable and contingent upon the achievement of certain performance goals and objectives.

Our philosophy is to generally set base salaries at levels comparable to the general market, and provide the opportunity for short-term and long-term incentive compensation that will exceed the general market if we perform above target levels.

In general, the Committee does not believe in providing perquisites to our executives, other than in international locations where certain perquisites are customary.

Roles and Responsibilities

The Committee makes all final decisions regarding the compensation of our Senior Leadership Team, and is also responsible for approving equity award grants for other employees. These decisions, other than the compensation of our CEO, are based on recommendations made by the CEO and the Executive Vice President of Human Resources. The CEO’s compensation is determined by the Committee. The Committee uses its discretion and judgment in accepting or modifying management’s recommendations in making its final decisions.

Use of Compensation Data

In setting executive compensation levels, the Committee considers general market data on compensation paid to executives with similar responsibilities at comparable companies within the chemical industry, as well as companies of similar revenues and operational complexity. We also have access to a variety of salary surveys, including those sponsored by Hay Consulting, Towers Perrin, and Watson Wyatt Consulting. In 2007, we retained the services of Watson Wyatt Consulting to help us evaluate our long-term incentive compensation strategy. Our goal was to align new equity awards for recently-hired executives with those of longer-tenured executives who have owned equity in the Company since 2004. The consulting services of Towers Perrin were also used for additional compensation guidance on base salaries, and annual and long-term incentive compensation, including equity award levels as part of a project to review our long-term incentive programs, in light of the contemplated Huntsman Merger. When making its executive compensation decisions, the Committee does not engage in formal benchmarking against any peer group of companies, but uses this external data from our consultants as a reference point and evaluates each executive’s scope of responsibility, his or her specific role in value creation, and overall contributions to Company performance.

In setting our executive compensation, the Committee also reviews historical compensation data on each executive, which includes base salary, target and actual annual incentive compensation and long-term incentive compensation, including equity ownership.

Executive Compensation Components

The following paragraphs describe and analyze the essential components of our executive compensation program: base salaries, annual incentive awards, long-term incentive awards, retirement benefits, and severance benefits.

Base Salaries

We provide our executives with an annual, fixed base salary commensurate with their professional status, accomplishments and scope of responsibility. The Committee reviews our executives’ base salary levels annually. In addition, the Committee reviews base salaries in conjunction with promotions or significant changes in job responsibilities. When approving increases to base salaries, the Committee considers many factors including job performance, total target compensation, impact on value creation, and the competitive marketplace. We believe that it is appropriate that the base salaries of our CEO and Chief Financial Officer are set higher than those of our other executive officers due to the broad scope of responsibilities they have for the overall operations of the Company. The base salaries of our Division Presidents, in relation to each other, generally reflect the size and complexity of the business operations they manage. In 2007, during its annual compensation review, the Committee approved merit increases based upon prior year performance for our Named Executive Officers in the range of 4% to 5%. In the case of Ms. Coffin, an additional increase of approximately 7% was provided in recognition of her contributions to the Company and to more closely align her base salary with general salary levels of executives in similar positions.

Annual Incentive Awards

The purpose of our annual incentive program is to reward the executive for delivering increased value to the organization over the prior year. Annual incentive awards are targeted at a level that, when combined with base salaries, is intended to yield total annual compensation that is competitive in the marketplace, while performance above the target is intended to yield total annual compensation above the market median. The financial targets for the annual incentive plan for executives and other eligible, salaried employees are identical. We believe setting annual incentive compensation targets achievable only through strong performance, motivates our executives and other eligible employees to deliver ongoing value creation, while allowing the Company to attract and retain a highly talented Senior Leadership Team.

Annual incentive award targets are designed to reward strong operating performance and are determined by the Committee as part of the Company’s annual planning process. The annual planning process involves the development of an overall budget, which includes incentive compensation targets that consider a number of factors, such as: our prior-year performance; current market trends; integration efforts around acquired businesses; potential pricing actions; raw material projections; the continued achievement of Hexion Formation synergies; the realization of planned productivity initiatives; expansion plans; new product development; and other factors that could potentially impact our operations.

The Committee uses Segment EBITDA as the primary profitability measure for determining the level of the Company’s financial performance for management and executive annual incentive compensation purposes. Segment

EBITDA is defined as earnings before interest, income taxes, depreciation and amortization (EBITDA) that is adjusted to exclude certain non-cash or non-recurring expenses (see Item 7 of Part II of this Annual Report on Form 10-K for a reconciliation of Segment EBITDA to Net Loss). The Segment EBITDA target for the annual incentive plan is set by the Board of Directors based upon factors including, but not limited to, competitive business dynamics in the markets in which we operate, raw material trends, anticipated business unit growth, anticipated cost synergies, and business unit budget projections. Under the 2007 Annual Incentive Plan, the minimum threshold for annual incentive compensation payment was established at 92% of the targeted Segment EBITDA and the maximum was established at 108% of the targeted Segment EBITDA. If the minimum threshold is achieved, the executive could receive a payout equal to one-half of their targeted annual incentive. If the maximum target is achieved, the executive could earn up to two times their targeted annual incentive.

Each participant’s incentive target award is based on a percentage of his or her base salary. The target award percentages for the Chief Financial Officer and the Division Presidents were increased to 70% in 2007 following a review of external compensation data indicating that our 2006 targets were below the general market, and to provide internal pay equity.

All executives have 70% of their annual incentive compensation tied to financial performance measures and 30% tied to individual goals. Payments are made for the achievement of individual goals only if the minimum financial performance threshold is met. The following table summarizes the targets, performance components including individual goals, and weightings for each of our Named Executive Officers.

Name	Incentive Target (% of Base Salary)	Award Payout Range (% of Incentive Target)	Performance Components Individual Goals	Weight
C. Morrison	100%	50% - 200%	Hexion Segment EBITDA Individual Goals	70% 30%

W. Carter	70%	50% - 200%	Hexion Segment EBITDA Individual Goals	70% 30%

J. Bevilaqua S. Coffin K. Verhaar	70%	50% - 200%	Hexion Segment EBITDA Division Segment EBITDA Individual Goals	20% 50% 30%

We believe that our Division Presidents’ incentive compensation must have a strong tie to their division’s performance where they have the greatest impact, while retaining a tie to the overall Hexion results. We believe this fosters line-of-sight business performance as well as teamwork and collaboration. With respect to individual goals, the CEO’s goals are established annually in consultation with our Board of Directors, while the other Named Executive Officers’ goals are established by the CEO in consultation with each executive at the beginning of the year. For 2007, each Named Executive Officer had individual goals in the following categories: cash flow, Sarbanes Oxley compliance, SAP global implementation, achievement of Hexion Formation integration synergies, execution of key business strategies and process improvement, People and Organizational Development, and.Environmental, Health and Safety. For our Division Presidents, payments are made for the achievement of individual goals only if their Division Segment EBITDA reaches the minimum threshold level. In 2007, the Hexion Segment EBITDA achieved was a 17% improvement over our 2006 actual Segment EBITDA results, but less than the amount necessary to pay at 100% of target. Our CEO and Chief Financial Officer will each receive an incentive payment for 2007 based upon the attainment of 88% of his combined financial and individual goals. Messrs. Bevilaqua and Verhaar and Ms. Coffin will each receive an incentive payment for 2007 based upon the attainment of 95%, 107.5% and 50% of his or her combined financial and individual goals, respectively.

Long-term Incentive Awards

We believe that our executives are ultimately rewarded for their contributions through the realization of value in their long-term equity incentive awards. Our equity incentive awards cover equity securities of our parent, Hexion LLC, and are generally subject to time-based or performance-based vesting requirements. Time-based awards function as a retention incentive, while performance-based awards are linked to the Company’s attainment of specific long-term objectives. The Committee may, from time to time, approve the grant of equity-based awards to our Named Executive Officers, other members of the Senior Leadership Team and other eligible associates.

In 2004, in connection with the Borden Transaction, Messrs. Morrison, Carter and Bevilaqua deferred the receipt of compensation and were credited with a number of deferred stock units in our parent, Hexion LLC, and were granted options to acquire units. These deferred stock units are held pursuant to the 2004 Deferred Compensation Plan (the “2004 DC Plan”) and will be distributed upon termination of employment or retirement, while the options vest over specified periods of time (subject to accelerated vesting if there is a sale of the Company and certain performance requirements are met). The Committee believes that the equity positions held by Messrs. Morrison, Carter and Bevilaqua are appropriate for their respective positions based upon the long-term incentive evaluation conducted early in 2007 and, therefore, they have not received additional equity grants since the Borden Transaction. The material terms of the options are further discussed in the narrative to the Outstanding Equity Awards table.

Consistent with our philosophy on equity ownership by key executives, a commitment was made to Mr. Verhaar and Ms. Coffin, who joined the Company following the Borden Transaction, for an equity award as part of their employment arrangements. To fulfill these commitments, in spring 2007, Mr. Verhaar and Ms. Coffin were awarded options and restricted stock units under the 2007 Long-Term Incentive Plan (the “2007 Long-Term Plan”). The 2007 Long-Term Plan awards were determined using a variety of data considerations. External equity award data, provided by Watson Wyatt, provided a frame of reference on external competitive award sizes. Business financial models under various economic conditions were used to model ranges in value that could be delivered through potential awards. Awards were granted based on the executive’s role and value creation potential within the organization and a general multiple range of the executive’s base salary. The amount of Ms. Coffin’s grant also took into consideration her forfeiture of the stock appreciation right component of her August 2005 award under our Long Term Value Creation Reward Program, which was contingent upon a public offering of our equity securities. These awards are further discussed in the narrative to the Outstanding Equity Awards table.

Retirement Benefits

Each of our Named Executive Officers, other than Mr. Verhaar, participates in qualified defined-benefit and defined-contribution retirement plans offered to U.S. employees of one of our predecessor entities, Borden Chemical, on substantially the same terms as our other participating employees. However, due to maximum limitations imposed by the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Internal Revenue Code (“IRC”) on the annual amount of a pension which may be paid under a qualified defined benefit plan, the benefits that would otherwise be payable to the Named Executive Officers under the Employees Retirement Income Plan, our qualified defined benefit plan (the “ERIP”), are required to be limited. Similarly, the tax law limits the contributions that may otherwise be made each year to our Named Executive Officers’ accounts under our qualified defined contribution plan, the Retirement Savings Plan. Because we do not believe that it is appropriate for the Named Executive Officers’ retirement benefits to be reduced because of limits under ERISA and the IRC, we have established a non-qualified supplemental retirement plan that permits the Named Executive Officers to receive the full amount of benefits that would be paid under the ERIP and the contributions that would be made under the Retirement Savings Plan but for such limitations. As a Dutch citizen who works and resides in the Netherlands, Mr. Verhaar participates in a government-sponsored defined benefit plan and a company sponsored defined benefit-type supplemental pension plan on substantially the same terms as our other Dutch employees. There is a description of these plans in the narrative following the Pension Benefits table below

Severance Benefits

We believe that providing severance benefits helps us to attract and retain highly qualified employees. In 2004, in connection with the Borden Transaction, we entered into separate employment agreements with Messrs. Morrison, Bevilaqua and Carter that, among other things, provide that the executive would be entitled to severance benefits in the event of a termination of employment by the Company without cause or by the executive for good reason. The Committee determined that it was appropriate at that time to provide these executives with severance benefits as part of their overall compensation package under the existing circumstances, which involved a change in control of the Company, and in light of their positions with the Company. The severance benefits for these executives are generally determined as if they continued to remain employed by the Company for certain periods of time following their actual termination date, as described below under “Potential Payments Upon Termination or Change in Control.”

Ms. Coffin is covered under a corporate severance policy that applies to our U.S. associates whose employment is terminated by us without cause. This policy is intended to cover U.S. associates who are not entitled to severance benefits under an employment or union agreement. Mr. Verhaar’s employment agreement provides that he will be entitled to severance benefits in the event of termination of employment by the Company without cause. These benefits are quantified in the “Potential Payments Upon Termination of Employment” table.

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

Summary Compensation Table – Fiscal 2007 and 2006

The following table presents information about the compensation of our CEO, Chief Financial Officer, and our three next most highly compensated executive officers, whom we refer to as our Named Executive Officers, for the years ended December 31, 2007 and 2006.

SUMMARY COMPENSATION TABLE

Names and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (1) (d)	Stock Awards ($) (2) (e)	Options Awards ($) (2) (f)	Non-Equity Incentive Plan Compensation ($) (3) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (4) (h)	All Other Compensation ($) (5) (i)	Total ($) (j)
Craig O. Morrison President and Chief Executive Officer	2007 2006	759,451 728,373	— —	— —	680,566 729,217	649,711	63,534 110,205	36,601 84,912	2,189,863 1,652,707
William H. Carter Executive Vice President and Chief Financial Officer	2007 2006	622,382 598,564	— —	— —	544,453 583,373	372,372	67,087 87,304	31,664 56,369	1,637,958 1,325,610
Joseph P. Bevilaqua Executive Vice President, Phenolic & Forest Product Resins Division	2007 2006	417,853 398,672	— —	— —	226,856 243,073	275,322	31,076 39,649	19,473 26,790	970,580 708,184
Sarah R. Coffin	2007	331,827	41,667	42,039	—	136,564	26,309	18,897	597,303
Executive Vice President, Performance Products Division	2006	299,375	63,287	—	—	78,380	30,413	13,087	484,542
Cornelis Kees Verhaar (6) Executive Vice President Epoxy and Coatings Resins	2007	456,179	—	29,427	—	356,137	101,597	132,814	1,076,154

(1)	The amounts reported for Ms. Coffin include the portion of a cash bonus opportunity awarded in 2005 under the Long-Term Value Creation Reward Program that vested during 2006 and 2007. The cash bonus award vests in three annual installments of $41,667, with the vested portion to be paid in August 2008. For 2006, Ms. Coffin’s amount also includes a discretionary bonus award of $21,620.

(2)	The amounts shown in columns (e) and (f) reflect the amounts that were recognized for financial statement reporting purposes for the fiscal years ended December 31, 2007 and 2006 with respect to awards granted or modified in accordance with SFAS 123(R), Share-Based Payment (disregarding any estimate of forfeitures related to service-based vesting conditions). No stock awards or option awards granted to Named Executive Officers were forfeited during fiscal 2007. Assumptions that were used to calculate these amounts are included in Note 14 of Item 8 of Part II of this Annual Report on Form 10-K.

(3)	Amounts shown in column (g) reflect the amounts awarded under our 2007 and 2006 Annual Incentive Plans. The material terms of the 2007 plan are described in the “Compensation Discussion & Analysis” above.

(4)	The amounts in column (h) reflect the actuarial increase in 2007 and 2006 in the present value of each Named Executive Officers’ benefits under our Employees’ Retirement Income Plan and our Executive Supplemental Pension Plan (a non-qualified deferred compensation plan) for Messrs. Morrison, Carter, Bevilaqua and Ms. Coffin and under the Pensioenregeling sponsored by our Dutch subsidiary, Hexion Specialty Chemicals B.V. for Mr. Verhaar.

(5)	The amounts shown for Messrs. Morrison, Carter, Bevilaqua, and Ms. Coffin in column (i) represent company matching contributions to our Retirement Savings Plan and the Executive Supplemental Pension Plan, and company-paid life insurance premiums. The aggregate amount of the company matching contributions to the defined contribution plans for each Named Executive Officer for 2007 was as follows: Morrison—$36,498, Carter—$31,581, Bevilaqua—$19,420, and Coffin—$18,856. The full amount for Mr. Verhaar represents perquisite benefits. Mr. Verhaar received a company car allowance in accordance with the Hexion Company Car Policy Europe which totaled $128,049 for 2007. In addition, Mr. Verhaar received a monthly allowance to partially compensate him for the cost of private medical insurance and a home office allowance.

(6)	Mr. Verhaar was paid in euros. Amounts in columns (c), (g), (h) and (i) were converted to U.S. dollars using the Company’s average monthly internal exchange rate for the year.

Narrative to the Summary Compensation Table

In August 2004, we entered into employment agreements with Messrs. Morrison, Bevilaqua and Carter. Under the terms of each of these employment agreements and a January 2005 agreement we entered into with Ms. Coffin, each executive has agreed not to disclose any confidential information concerning our business. In addition, each executive has agreed not to solicit or hire any of our employees or solicit any of our customers, suppliers, licensees or other business relations until one year after he or she ceases to receive any payments under the agreement. Furthermore, each executive has agreed not to engage in any business competing with our business or products anywhere in the world where we are doing business until after he or she ceases to receive any payments pursuant to the agreement (or in certain circumstances, the first anniversary of such date). The employment agreements for Messrs. Morrison, Bevilaqua and Carter also provide that the executive will be entitled to severance benefits on certain terminations of employment. Additional information on these severance benefits is provided under “Potential Payments Upon Termination or Change in Control” below. The other employment terms described in these agreements relate to base salary, bonus opportunities and other benefits which are now out of date.

In 2006, we entered into an agreement with Mr. Verhaar that describes his starting salary and bonus opportunity and his eligibility to participate in the Long-Term Value Creation Reward Program. Under this agreement, he is provided with a leased company car and other benefits as described in the notes to the “Summary Compensation” table above. Mr. Verhaar has agreed not to disclose confidential information concerning our business and not to engage in any business activities similar to or competitive with those of the Company for one year following termination of his employment.

Grants of Plan Based Awards – Fiscal 2007

The following table presents information about grants of plan-based awards during the year ended December 31, 2007. These awards are denominated in common units of our parent, Hexion LLC. See the Narrative to Equity Awards Tables for a discussion of the Hexion, LLC equity plans.

Name (a)	Grant Date (b)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#) (i)	All Other Option Awards: Number of Securities Underlying Options (#) (j)	Exercise or Base Price of Options Awards ($/Sh) (k)	Grant Date Fair Value of Stock Option Awards ($)
		Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (#) (f) (1)	Target (#) (g) (1)	Maximum (#) (h) (1)
Craig O. Morrison	—	383,412	766,824	1,533,648	—	—	—	—	—	—	—
William H. Carter	—	219,747	439,494	878,987	—	—	—	—	—	—	—
Joseph P. Bevilaqua	—	147,420	294,840	589,680	—	—	—	—	—	—	—
Sarah R. Coffin	4/30/2007	119,000	238,000	476,000	30,000	60,000	60,000	20,000	—	10.81	105,600
Cornelis Kees Verhaar	4/30/2007	160,560	321,119	642,238	21,000	42,000	42,000	14,000	—	10.81	73,920

(1) The amounts in columns (f) through (h) represent option awards granted under the 2007 Long-Term Plan which is more fully described in the Narrative to the Equity Awards Tables.

(2) The amounts in column (i) represent restricted stock awards granted under the 2007 Long-Term Plan the terms of which are described in the Narrative to the Equity Awards Tables below.

Outstanding Equity Awards at Fiscal 2007 Year-End

The following table presents information about outstanding and unexercised options and outstanding and unvested stock awards held by our Named Executive Officers at December 31, 2007. The securities underlying the awards are common units of our parent, Hexion LLC. See the Narrative to Equity Awards Tables for a discussion of the vesting conditions applicable to the awards.

	Options Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Craig O. Morrison
Hexion LLC Tranche A	180,908	120,606	—	6.22	8/12/2014	—	—	—	—
Hexion LLC Tranche B	—	301,514	—	6.22	8/12/2014	—	—	—	—
William H. Carter
Hexion LLC Tranche A	144,726	96,485	—	6.22	8/12/2014	—	—	—	—
Hexion LLC Tranche B	—	241,211	—	6.22	8/12/2014	—	—	—	—
Joseph P. Bevilaqua
Hexion LLC Tranche A	60,302	40,203	—	6.22	8/12/2014	—	—	—	—
Hexion LLC Tranche B	—	100,505	—	6.22	8/12/2014	—	—	—	—
Sarah R. Coffin
Hexion LLC Options (with performance conditions)	—	—	60,000	10.81	4/30/2015	—	—	—	—
Hexion LLC 3 Year Vest Restricted Unit Awards	—	—	—	—	—	10,000	121,800	—	—
Hexion LLC 4 Year Vest Restricted Unit Awards	—	—	—	—	—	10,000	121,800	—	—
Cornelis Kees Verhaar
Hexion LLC Options (with performance conditions)	—	—	42,000	10.81	4/30/2015	—	—	—	—
Hexion LLC 3 Year Vest Restricted Unit Awards	—	—	—	—	—	7,000	85,260	—	—
Hexion LLC 4 Year Vest Restricted Unit Awards	—	—	—	—	—	7,000	85,260	—	—

(1)	Since equity interests in our parent, Hexion LLC, are not publicly traded, there is no closing market price at the completion of the fiscal year. The market values shown in column (h) are based on the most recent value of a unit of Hexion LLC as determined by Hexion LLC’s board of managers for management equity transaction purposes. In light of differences between the companies, including differences in capitalization, a value of a unit in Hexion LLC does not necessarily equal the value of a share of the Company’s common stock.

Narrative to Equity Awards Tables

The outstanding options held by Messrs. Morrison, Carter and Bevilaqua were granted under the Hexion LLC 2004 Stock Incentive Plan (the “2004 Incentive Plan”) and cover equity securities of our parent, Hexion LLC. The “Tranche A” options reported in the table above vest in annual installments on each of the first five anniversaries of the grant date, which was August 2004. To the extent outstanding and not yet vested, these options would also vest one year after the Company is sold or upon a termination of the optionee’s employment by the Company without cause or by the optionee for good reason within the one-year period following a Company sale. The “Tranche B” options reported in the table are designed to vest on the eighth anniversary of the grant date (August 2004) but are subject to accelerated vesting in connection with a sale of the Company, if specified internal rates of return for the Company’s investors and target EBITDA levels are met. Since the specified rates of return have already been achieved, if a Company sale occurs, the options would vest six months after the date of the Company sale (or upon a termination of the optionee’s employment by the Company without cause or by the optionee for good reason during this six-month period). Definitions of specific terms used above in relation to vesting of options are found in the 2004 Incentive Plan or the agreement that evidences the individual award.

The outstanding options and restricted unit awards held by Ms. Coffin and Mr. Verhaar were granted under the 2007 Long-Term Plan and cover equity securities of our parent, Hexion LLC. The option awards will become vested only if our owner realizes certain internal rates of return on its investment in a sale or other transfer to independent third parties of a majority interest in Hexion LLC. The restricted unit awards vest 100% on the third or fourth anniversary of the grant date, which was April 2007, or, upon a change in control event (as defined in the 2007 Long-Term Plan). Vested units will be distributed to the participants upon termination of employment with the Company.

The Compensation Committee administers the 2004 Incentive Plan and the 2007 Long-Term Plan. As is customary in incentive plans of this nature, the terms of outstanding awards under the plans are subject to adjustment upon the occurrence of certain corporate events affecting the securities underlying the award.

In 2005 and 2006, Hexion LLC declared extraordinary dividends to its unit holders. To preserve the value of the then-outstanding Hexion LLC options, dividend equivalent payments were designated for the holders of the Hexion LLC options based on the dividends paid by Hexion LLC. Payment of these dividend equivalents was deferred until two years after the dividend payment date (or, if later, until the date the underlying option vests). Messrs. Morrison, Carter and Bevilaqua received dividend equivalent payments in 2007 of $1,263,852, $1,011,082 and $421,284, respectively, on their vested Hexion LLC options in respect of the dividend declared in 2005. In addition, at the time of the dividend equivalent payments, these executives received distributions from Hexion LLC of membership interests in Borden Holdings LLC. The value of the membership interests distributed to the three executives was $29,513 for Mr. Morrison, $23,610 for Mr. Carter, and $9,838 for Mr. Bevilaqua. Each of these executives will also be entitled to a payment of dividend equivalents in August and November 2008.

Option Exercises and Stock Vested – Fiscal 2007

This table is omitted because none of our Named Executive Officers exercised options during 2007, and no stock award held by any Named Executive Officer became vested during 2007.

Pension Benefits – 2007

The following table presents information regarding the present value of accumulated benefits that may become payable to each of the Named Executive Officers under our qualified and nonqualified defined-benefit pension plans as of December 31, 2007.

Name (a)	Plan Name (b)	Number of Years Credited Service (#) (c)	Present Value of Accumulated Benefit ($) (d)	Payments During Last Fiscal Year ($) (e)
Craig O. Morrison	ERIP	5.75	85,211	—
	Supplemental Plan		296,413	—
William H. Carter	ERIP	12.75	170,558	—
	Supplemental Plan		457,941	—
Joseph P. Bevilaqua	ERIP	5.75	74,832	—
	Supplemental Plan		78,684	—
Sarah R. Coffin	ERIP	2.92	36,871	—
	Supplemental Plan		29,240	—
Cornelis Kees Verhaar (1)	Dutch Plan	2.33	196,414	—

(1) Mr. Verhaar’s pension plan is valued in euros. The present value in column (d) was converted to U.S. dollars based upon the Company’s internal conversion rate for December 31, 2007 of 1 euro = U.S. $1.46 and payments in column (e) were converted to U.S. dollars using the Company’s average monthly internal exchange rate. Mr. Verhaar’s number of years credited service includes 0.67 years from a previous employer.

Narrative to Pension Benefits Table

Employees’ Retirement Income Plan (“ERIP”)

The ERIP covers U.S. employees who work in locations and/or business units associated with the former Borden Chemical. This plan was amended as of January 1, 1987 to provide benefit credits equal to 3% of earnings to the extent that this credit does not exceed the Social Security wage base for the year plus 6% of eligible earnings in excess of the social security wage base. Earnings include annual incentive awards that are paid currently, but exclude any long-term incentive awards. Benefits for service through December 31, 1986 are based on the plan formula then in effect and have been converted to opening balances in the plan. Both opening balances and benefit credits receive interest credits at one-year Treasury bill rates until the participant begins to receive benefit payments. For the year ended December 31, 2007, the interest rate that was determined under the plan was 5.13%. Benefits vest after the completion of five years of employment for all employees hired on or after July 1, 1990.

Retirement Savings Plan (“Savings Plan”)

The Savings Plan, which is a defined contribution plan, covers U.S. employees who work in locations and/or business units associated with the former Borden Chemical. This plan allows eligible employees, including four of our five Named Executive Officers, to make pre-tax contributions from 1% to 15% of eligible earnings for highly compensated employees and 25% for all other employees. Those employees are also eligible to receive matching contributions from the Company at 100% on contributions of up to 5% of eligible earnings. Additional company contributions may be made if we achieve specified annual financial measures established at the beginning of the plan year. Participants in the Savings Plan begin vesting in the company matching contributions after two years of service and are fully vested after five years of service. Messrs. Morrison, Carter, Bevilaqua and Ms. Coffin participate in this plan.

Executives’ Supplemental Pension Plan (“Supplemental Plan”)

Generally, we only provide supplemental benefits when the terms of the benefit programs that all other employees participate in are limited or restricted by federal compensation limits. As a result, for employees who participate in our ERIP, including Messrs. Morrison, Carter, Bevilaqua, and Ms. Coffin, we sponsor the Supplemental Plan that provides supplemental pension benefits (1) to the extent that benefits provided under the ERIP are limited by Sections 401(a)(17) and 415 of the IRC and (2)

with respect to compensation deferred under the Supplemental Plan that would have been included for purposes of calculating benefits under the ERIP but for such deferral, in each case, using the same formula as the ERIP. The Supplemental Plan also provides an opportunity for employees whose compensation exceeds the limit under Section 401(a)(17) of the IRC to voluntarily elect to defer compensation, and also provides other employees with an opportunity to elect a “make-up benefit” for the benefits that are limited under Section 415 of the IRC for defined contribution plans, in each case, using the same formula as the Savings Plan. (These Supplemental Plan benefits that are intended to supplement the benefits under our Savings Plan are reported below in the “Nonqualified Deferred Compensation” table.) The Supplemental Plan benefits are unfunded and paid from our general assets.

Dutch Pension Plan

As a Dutch citizen who works and resides in the Netherlands, Mr. Verhaar participates in a defined benefit type supplemental pension plan based on career average salary, which provides a pension benefit at retirement age of approximately 70% of the average salary earned during his Hexion employment (above an annual threshold of 11,500 euro). Eligible participants accrue 2.25% of their pension benefit for each year of active participation in the plan.

Nonqualified Deferred Compensation - Fiscal 2007

The following table presents information on contributions to, earnings accrued under and distributions from our non tax-qualified defined contribution and other nonqualified deferred compensation plans. We have two non tax-qualified deferred compensation plans: the Supplemental Plan and the 2004 DC Plan.

Name (a)	Executive Contributions in Last FY ($) (1) (b)	Registrant Contributions in Last FY ($) (c)	Aggregate Earnings in Last FY ($) (d)	Aggregate Withdrawals/ Distributions ($) (e)	Aggregate Balance at Last FYE ($) (f)
Craig O. Morrison
Supplemental Plan	50,496	25,248	24,289	—	579,527
2004 DC Plan	—	—	—	—	2,937,954
William H. Carter
Supplemental Plan	26,126	20,331	60,576	—	1,341,656
2004 DC Plan	—	—	—	—	2,350,363
Joseph P. Bevilaqua
Supplemental Plan	32,076	8,169	9,570	—	238,734
2004 DC Plan	—	—	—	—	979,318
Sarah R. Coffin
Supplemental Plan	19,375	9,687	510	—	33,120
Cornelis Kees Verhaar	—	—	—	—	—

(1) The amounts in column (b) are included in the amounts reported as salary in the Summary Compensation Table for each of the Named Executive Officers who participate in the Supplemental Plan. The amounts in column (b) and (c) are only the “make-up benefit” for the benefits limited under the IRC for our Savings Plan.

Potential Payments Upon Termination or Change-in-Control

As noted above, we have entered into separate employment agreements with Messrs. Morrison, Bevilaqua and Carter that, among other things, provide that the executive would be entitled to severance benefits in the event of a termination of employment by the Company without cause or by the executive for good reason. The severance benefits for these executives are generally determined as if they continued to remain employed by the Company for 18 months in the case of Mr. Morrison, for 24 months in the case of Mr. Carter, and for 12 months in the case of Mr. Bevilaqua, following their actual termination date.

As previously described, Ms. Coffin is covered under a corporate severance policy that applies to any of our U.S. associates. Under this policy, Ms. Coffin is entitled to a minimum of 36 weeks and a maximum of 52 weeks of base salary determined based upon the number of years of service at her termination date. Mr. Verhaar’s severance benefit includes one year of his salary and his monthly allowance to partially compensate him for the cost of private medical insurance for a period of one year, following termination, and outplacement services.

Where the maximum severance available under our corporate policy exceeds the amount provided for in an executive’s employment agreement, we have assumed, for these purposes only, that the greater amount would be paid. The table below presents the dollar value of the maximum severance benefits to which each executive would have been entitled had a qualifying termination of employment occurred on December 31, 2007.

Upon a termination of employment for any reason, we would distribute to Messrs. Morrison, Carter, and Bevilaqua the Hexion LLC common units credited to them under the 2004 DC Plan as described in the “Nonqualified Deferred Compensation” table above. We have given these executives a right to require the Company to purchase their common units, and any units acquired upon the exercise of vested options, at fair value following their separation from the Company if the Company has not consummated an initial public offering. As described in footnote 1 to the “Summary Compensation” table, Ms. Coffin is partially vested in a cash award under the Long-Term Value Creation Reward Program and would be entitled to payment of the vested portion, if her employment had terminated for any reason on December 31, 2007.

Potential Payments Upon Termination of Employment

No Accelerating Event

Name	Cash Severance ($)	Continued Health Benefits ($)	Outplacement Services Allowance ($)
Craig O. Morrison	1,150,236	21,232	40,000
William H. Carter	1,255,696	19,333	40,000
Joseph P. Bevilaqua	421,200	13,854	40,000
Sarah R. Coffin	340,000	14,155	40,000
Cornelis Kees Verhaar (1)	488,735	701	40,000

(1) The amounts shown in table for Mr. Verhaar would be paid in euros and were converted to U.S. dollars based upon the Company’s internal conversion rate for December 31, 2007 of 1 euro = U.S. $1.46.

As noted above in the Narrative to Equity Awards Tables, our Named Executive Officers may also be entitled to accelerated vesting of their outstanding equity awards under the 2004 Incentive Plan and 2007 Long-Term Plan in connection with a sale of the Company or Hexion LLC. Please see the Narrative to Equity Awards Tables above for additional information on the outstanding awards held by our Named Executive Officers at December 31, 2007 and the terms of these awards. The following table shows the value of the outstanding and unvested equity awards held by each of our Named Executive Officers at December 31, 2007. (See footnote (1) to the “Outstanding Equity Awards at Fiscal 2007 Year End” table for the valuation of Hexion LLC units used to calculate these values.)

Value of Unvested Stock Options and Restricted Stock Units

Name	2004 Incentive Plan Stock Options Tranche A ($)	2004 Incentive Stock Options Tranche B ($)	2007 Incentive Plan Restricted Stock Units ($)	2007 Incentive Plan Stock Options ($)
Craig O. Morrison	718,812	1,797,023	—	—
William H. Carter	575,045	1,437,618	—	—
Joseph P. Bevilaqua	239,604	599,010	—	—
Sarah R. Coffin	—	—	243,600	82,200
Cornelis Kees Verhaar	—	—	170,520	57,540

Director Compensation – Fiscal 2007

The table below summarizes the compensation we paid to non-employee Directors for the year ended December 31, 2007.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (1) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (2) (g)	Total ($) (h)
Joshua J. Harris	47,500	—	—	—	—	—	47,500
Scott M. Kleinman	51,000	—	—	—	—	—	51,000
Marvin O. Schlanger	47,500	—	—	—	—	153,349	200,849
Robert V. Seminara	44,000	—	—	—	—	—	44,000
Jordan C. Zaken	52,500	—	—	—	—	—	52,500

(1) At December 31, 2007, Messrs. Harris, Kleinman, Schlanger, Seminara, and Zaken held options covering 86,748; 86,748; 278,412; 28,141, and 28,141 common units, respectively, in Hexion LLC. Mr. Zaken’s options are fully vested. Of the options held by Messrs. Harris and Kleinman, 58,607 are fully vested. The remainder of Messrs. Harris and Kleinman’s options and all of Mr. Seminara’s options vest upon an initial public offering of the company. Of Mr. Schlanger’s options, 99,227 are vested and the remainder vest on the eighth anniversary of the grant date.

(2) Of the amount reported for Mr. Schlanger in column (g), $150,000, represents consulting fees and the remainder is reimbursement for health insurance coverage, both pursuant to a consulting agreement, the material terms of which are described below.

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

We have a consulting agreement with Mr. Schlanger, which runs through December 31, 2008. Under the terms of the consulting agreement, Mr. Schlanger has agreed not to disclose any confidential information concerning our business and not to solicit or hire any of our employees or solicit any of our customers until 24 months after termination of his consulting engagement. Furthermore, he has agreed not to engage in any business that is in competition with our business at any time during the term of the consulting agreement. The consulting agreement provides for Mr. Schlanger (i) to be paid a monthly consulting fee of $12,500, (ii) to be paid or reimbursed for his costs to maintain health insurance coverage for himself and his dependents that is similar to the coverage we provided during his employment, (iii) to be paid the normal fees paid to other non-employee directors for so long as he remains a member of our Board of Directors, and (iv) to continue to be eligible to vest in his stock options until the termination of the consulting agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. Harris and Zaken, whose names appear on the Compensation Committee Report above, were Compensation Committee members during all of 2007. Both of these directors are partners of Apollo Management, L.P., our controlling shareholder. Neither of these directors is or has been an executive officer of the Company. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of our Compensation Committee during the fiscal year ended December 31, 2007.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of Hexion common stock, as of February 1, 2008, and shows the number of shares and percentage owned by:

•	each person known to beneficially own more than 5% of the common stock of Hexion;

•	each of Hexion’s 2007 named executive officers;

•	each member of the Board of Directors of Hexion; and

•	all of the executive officers and members of the Board of Directors of Hexion as a group.

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

Name of Beneficial Owner	Beneficial Ownership of Equity Securities
	Shares	Percent
Apollo Management, L.P.(1)	75,154,789	92.1%
Joshua J. Harris (1) (2)	58,607	*
Scott M. Kleinman (1) (2)	58,607	*
Robert V. Seminara (1) (2)	0	*
Jordan C. Zaken (1) (2)	28,141	*
Marvin O. Schlanger (3)	433,169	*
Craig O. Morrison (4)	180,908	*
William H. Carter (5)	144,726	*
Joseph P. Bevilaqua (6)	60,302	*
Sarah R. Coffin	0	*
Cornelis Kees Verhaar	0	*
All Directors and Executive Officers as a group (14 persons) (7)	1,008,707	1.2

*	less than 1%

(1)	Represents the ownership interest in the Company indirectly attributable to Apollo through Apollo’s ownership of Hexion LLC. The address of each of Apollo Investment Fund IV, L.P., Apollo Investment Fund V, L.P. and Apollo is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019.

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

(3)	Includes 99,227 units subject to option currently exercisable. Does not include unvested options to purchase 179,185 shares of common stock which are subject to time and performance vesting conditions. Does not include 191,276 restricted stock units issued to Mr. Schlanger. The restricted stock units represent a conditional right to receive 191,726 units of Hexion upon the occurrence of certain events.

(4)	Represents 180,908 units subject to option currently exercisable. Does not include 241,211 deferred units credited to Mr. Morrison’s account.

(5)	Represents 144,726 units subject to option currently exercisable. Does not include 192,969 deferred units credited to Mr. Carter’s account.

(6)	Represents 60,302 units subject to option currently exercisable. Does not include 80,404 deferred units credited to Mr. Bevilaqua’s account.

(7)	Includes 674,765 units of common stock issuable upon the exercise of options granted to our directors and executive officers that were vested as of the date hereof. Does not include 191,256 restricted shares issued to Mr. Schlanger under the Resolution Performance unit plan or 573,580 deferred common stock units.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Transactions with Related Persons

We have a written Statement of Policy and Procedures Regarding Related Person Transactions that has been adopted by our Board of Directors.

The policy requires the Company to establish and maintain procedures for identifying potential or existing transactions between the Company and related persons. The policy generally adopts the definitions of “related person” and “transaction” set forth in Regulation S-K Item 404 under the Securities Act of 1933 and the Securities Exchange Act of 1934.

The types of transactions that are covered by our policy include financial and other transactions, arrangements or relationships in which the Company or any of its subsidiaries is a participant and in which a related person has a direct or indirect material interest, where the amount involved exceeds $75,000.

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

Under the policy, the Board or a committee of the Board is directed to approve only those related person transactions that are determined by them in good faith to be in, or not inconsistent with, the best interest of the Company and its shareholders. In making this determination, all available, relevant facts and circumstances will be considered, including the benefits to the Company; the impact of the transaction on the related person’s independence; the availability of other sources of comparable products or services; the terms of the transaction; and the terms available to unrelated third parties or to employees in general.

Our policy recognizes that there are situations where related person transactions may be in, or may not be inconsistent with, the best interests of the Company and its shareholders, especially while we are a “controlled company”.

There were no new related person transactions that were deemed material since the beginning of the last fiscal year. In addition, there were no material related person transactions where our policies and procedures did not require review, approval or ratification or where such policies and procedures were not followed.

Related Transactions

Management Consulting Agreement

We have an amended and restated management consulting agreement (the “Agreement”) with Apollo which allows Apollo and its affiliates to provide certain advisory services to us for a seven year period, with an automatic extension of the term for a one year period beginning on the fourth anniversary of the commencement of the Agreement, which was May 31, 2005, and at the end of each year thereafter, unless notice to the contrary is given by either party. The Agreement provides for an annual fee equal to the greater of $3 million or 2% of Adjusted EBITDA, as defined in the indentures governing our notes. In addition, we are also required to pay Apollo a transaction fee if we engage in any merger, acquisition or similar transaction unless we are unable to mutually agree upon the terms of Apollo’s engagement, in which case, we will be able to retain another special advisor. We paid Apollo annual fees of $3 million in 2007, pursuant to the Agreement. Under the Agreement, we have also agreed to indemnify Apollo and its affiliates and their directors, officers and representatives for potential losses relating to the services contemplated under this Agreement. If this Agreement is terminated in connection with a sale of the company or an initial public offering, we will be required under the terms of the Agreement to pay Apollo a lump-sum amount equal to the net present value of the remaining annual management fees owing and payable by us until the expiration of the Agreement, determined using an applicable discount rate.

Director Independence

We have no securities listed for trading on a national securities exchange or in an automated inter-dealer quotation system of a national securities association which has requirements that a majority of our board of directors be independent. For purposes of complying with the disclosure requirements of the Securities and Exchange Commission, we have adopted the definition of independence used by the New York Stock Exchange. Under the New York Stock Exchange’s definition of independence, none of our directors is independent.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Prior to the Hexion Formation, Resolution Performance’s principal accounting firm was PricewaterhouseCoopers LLP (“PwC”) and Borden Chemical’s principal accounting firm was Deloitte & Touche LLP (“Deloitte”). After the date of the Hexion Formation, we continued to use the services of both firms. During the third quarter of fiscal 2006, PwC became our principal accounting firm. The following table sets forth the fees billed by PwC to the Company for 2007 and by PwC and Deloitte for 2006 (in millions):

	Years ended December 31,
	PwC		Deloitte		Total
	2007	2006	2007	2006	2007	2006
Audit fees (a)	$6	$6	$—	$3	$6	$9
Audit-related fees (b)	1	5	—	—	1	5
Tax fees (c)	1	1	—	—	1	1
All other fees	—	—	—	—	—	—

Total fees	$8	$12	$—	$3	$8	$15

(a)	Audit Fees. This category includes fees and expenses billed by PwC and Deloitte for the audits of the Company’s financial statements and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q. This category includes audit fees for engagements performed at U.S. and international locations for the fiscal years ended December 31, 2007 and 2006.

(b)	Audit-Related Fees. This category includes fees and expenses billed by PwC for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. This category includes fees for due diligence, stand-alone audits of HA-International, LLC and Hexion Specialty Chemicals Canada, Inc., other audit-related accounting and SEC reporting services, and employee benefit plan audits.

(c)	Tax Fees. This category includes fees and expenses billed by PwC for domestic and international tax compliance and planning services and tax advice.

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

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Consolidated Financial Statements – The financial statements and related notes of Hexion Specialty Chemicals, Inc., and the reports of independent registered public accounting firms are included at Item 8 of this report.

(2)	Financial Statement Schedules – Schedule II – Valuation and Qualifying Accounts and Reserves. Also included are the financial statements and related notes of Hexion Specialty Chemicals Canada, Inc., as its securities collateralize an issue being registered, as defined by Rule 3-16 of Regulation S-X under the Securities Act of 1933, and the reports of independent registered public accounting firms. All other schedules are omitted because they are not applicable or not required, or because that required information is shown in either the Consolidated Financial Statements or in the notes thereto.

(3)	Exhibits Required by SEC Regulation S-K – The following Exhibits are filed herewith or incorporated herein by reference:

2.1***†	Transaction Agreement dated as of April 22, 2005 among Resolution Performance Holdings LLC, Resolution Performance Products Inc., Resolution Performance Products LLC, Resolution Specialty Materials Holdings LLC, Resolution Specialty Materials LLC, Lawter International Inc., BHI Acquisition Corp., BHI Merger Sub Inc., and Borden Chemical Inc.

2.2*†	Amended and Restated Master Sale Agreement (US) dated as of November 14, 2000 among Shell Oil Company, Resin Acquisition, LLC and Resolution Performance Products Inc.

2.3*†	Amended and Restated SPNV Resins Sale Agreement dated as of November 14, 2000 between Shell Oil Company and Resolution Performance Products Inc.

2.4*	Assignment and Assumption Agreement dated November 13, 2000 between Resolution Performance Products Inc. and Resolution Performance Products LLC

2.5*	Assignment and Assumption Agreement dated November 14, 2000 between Resin Acquisition, LLC and Resolution Performance Holdings LLC

2.6	Agreement and Plan of Merger dated July 12, 2007 among Hexion Specialty Chemicals, Inc., Nimbus Merger Sub Inc., and Huntsman Corporation (incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K dated July 17, 2007 (File No. 001-00071))

3.1	Restated Certificate of Incorporation of Hexion Specialty Chemicals, Inc. dated as of July 18, 2006 (incorporated by reference to Exhibit 3.5 to Amendment No. 1 of the Registrant’s Registration Statement on Form S-4 filed on August 1, 2006 (File No. 333-135482))

3.2	Amended and Restated Bylaws of Hexion Specialty Chemicals, Inc. dated July 18, 2006 (incorporated by reference to Exhibit 3.6 to Amendment No. 1 of the Registrant’s Registration Statement on Form S-4 filed on August 1, 2006 (File No. 333-135482))

4.1	Form of Indenture between the registrant and The First National Bank of Chicago, as Trustee, dated as of January 15, 1983, as supplemented by the First Supplemental Indenture dated as of March 31, 1986, and the Second Supplemental Indenture, dated as of June 26, 1996, relating to the $200,000,000 8 3/8% Sinking Fund Debentures due 2016, (incorporated herein by reference from Exhibits (4)(a) and (b) to Amendment No. 1 to Registration Statement on Form S-3, File No. 33-4381 and Exhibit (4)(iv) to the June 30, 1996, Form 10-Q.)

4.2	Form of Indenture between the registrant and The Bank of New York, as Trustee, dated as of December 15, 1987, as supplemented by the First Supplemental Indenture dated as of December 15, 1987, and the Second Supplemental Indenture dated as of February 1, 1993, and the Third Supplemental Indenture dated as of June 26, 1996, (incorporated herein by reference from Exhibits (4)(a) through (d) to Borden Chemical’s Registration Statement on Form S-3, File No. 33-45770 and Exhibit (4)(iii) to the June 30, 1996, Form 10-Q filed on August 14, 1996 (File No. 001-00071)), relating to the following Debentures and Notes:

(a) The $200,000,000 9 1/5% Debentures due 2021.

(b) The $250,000,000 7 7/8% Debentures due 2023.

4.3	Indenture dated as of August 12, 2004 among Borden U.S. Finance Corp. and Borden Nova Scotia Finance, ULC, as Issuers, Borden Chemical, and Wilmington Trust Company, as Trustee, relating to: (a) the $150,000,000 Second-

Priority Senior Secured Floating Rate Notes due 2010 and (b) the $325,000,000 9% Second-Priority Senior Secured Notes due 2014 (incorporated by reference to Exhibit 4(i) to Borden Chemical’s Form 10-Q filed on November 15, 2004, File No. 001-00071)

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

LLC, Resolution Performance Capital Corporation and Deutsche Bank Trust Company Americas, as Trustee, relating to 9 1/2 % Senior Second Secured Notes Due 2010

4.15***	Second Supplemental Indenture dated as of May 31, 2005, among Hexion Specialty Chemicals, Inc., Resolution Performance Capital Corporation, the guarantors named therein and The Bank of New York, as Trustee, to the Indenture dated as of December 22, 2003, as supplemented, among Resolution Performance Products LLC, Resolution Performance Capital Corporation and The Bank of New York, as Trustee, relating to 8% Senior Secured Notes due 2009

4.16	Second Supplemental Indenture, dated as of December 23, 2005 among Hexion CI Holding Company (China) LLC, as Additional Subsidiary Guarantor, Hexion Specialty Chemicals, Inc., Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC and Wilmington Trust Company, as Trustee, to the Indenture dated as of August 12, 2004 among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, as Issuers, Hexion Specialty Chemicals, Inc. and Wilmington Trust Company, as Trustee relating to: (a) the $150,000,000 Second-Priority Senior Secured Floating Rate Notes due 2010 and (b) the $325,000,000 9% Second-Priority Senior Secured Notes due 2014 (incorporated by reference to Exhibit 4.27 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 filed on December 27, 2005 (File No. 333-122826))

4.17	Second Supplemental Indenture, dated as of December 23, 2005 among Hexion CI Holding Company (China) LLC, as Additional Subsidiary Guarantor, Hexion Specialty Chemicals, Inc., Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC and Wilmington Trust Company, as Trustee, to the Indenture dated as of May 20, 2005 among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, as Issuers, Hexion Specialty Chemicals, Inc. and Wilmington Trust Company, as Trustee relating to the $150,000,000 Second-Priority Senior Secured Floating Rate Notes due 2010 (incorporated by reference to Exhibit 4.28 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 filed on December 27, 2005 (File No. 333-122826))

4.18	Third Supplemental Indenture, dated as of December 23, 2005 among Hexion Specialty Chemicals, Inc., HSC Capital Corporation, the guarantor named therein and The Bank of New York, as Trustee, to the Indenture dated as of November 14, 2000, as supplemented, among Hexion Specialty Chemicals, Inc., HSC Capital Corporation and The Bank of New York, as Trustee, relating to the 13 1/2% Senior Subordinated Notes Due 2010 (incorporated by reference to Exhibit 4.29 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 filed on December 27, 2005 (File No. 333-122826))

4.19	Third Supplemental Indenture, dated as of December 23, 2005 among Hexion Specialty Chemicals, Inc., HSC Capital Corporation, the guarantor named therein and Deutsche Bank Trust Company Americas, as Trustee, to the Indenture dated as of April 9, 2003, as supplemented, among Hexion Specialty Chemicals, Inc., HSC Capital Corporation and Deutsche Bank Trust Company Americas, as Trustee, relating to the 9 1/2% Senior Second Secured Notes Due 2010 (incorporated by reference to Exhibit 4.30 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 filed on December 27, 2005 (File No. 333-122826))

4.20	Third Supplemental Indenture, dated as of December 23, 2005 among Hexion Specialty Chemicals, Inc., HSC Capital Corporation, the guarantor named therein and The Bank of New York, as Trustee, to the Indenture dated as of December 22, 2003, as supplemented, among Hexion Specialty Chemicals, Inc., HSC Capital Corporation and The Bank of New York, as Trustee, relating to the 8% Senior Secured Notes due 2009 (incorporated by reference to Exhibit 4.31 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 filed on December 27, 2005 (File No. 333-122826))

4.21**	Third Supplemental Indenture, dated as of October 26, 2006 among the Company, Hexion U.S. Finance Corp., Hexion Nova Scotia Finance ULC, the guarantors named therein and Wilmington Trust Company, as trustee, to the Indenture dated as of May 20, 2005, as supplemented, related to the Second-Priority Senior Secured Floating Rate Notes due 2010.

4.22**	Third Supplemental Indenture, dated as of October 26, 2006 among the Company, Hexion U.S. Finance Corp., Hexion Nova Scotia Finance ULC, the guarantors named therein and Wilmington Trust Company, as trustee, to the Indenture dated as of August 12, 2004, as supplemented, related to the Second-Priority Senior Secured Floating Rate Notes due 2010 and the 9% Second-Priority Senior Secured Notes due 2014.

4.23**	Indenture dated as of November 3, 2006 among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, the Company, the guarantors named therein and Wilmington Trust Company, as trustee, related to the $200,000,000 second-priority senior secured floating rate notes due 2014 and the $625,000,000 9 3/4% second-priority senior secured notes due 2014.

10.1	Amended and Restated Executive Supplemental Pension Plan, dated as of September 7, 2005 (incorporated by reference to Exhibit (10) to Registrant’s Form 8-K filed on September 12, 2005 (File No. 001-00071))

10.2	Advisory Directors Plan (incorporated by reference to Exhibit 10(viii) to Borden Chemical’s 1989 Form 10-K Annual Report.)

10.3	BHI Acquisition Corp. 2004 Deferred Compensation Plan (incorporated by reference to Exhibit 10(iv) to Borden Chemical’s September 30, 2004 Form 10-Q filed on November 15, 2004 (File No. 001-00071))

10.4	BHI Acquisition Corp. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10(v) to Borden Chemical’s September 30, 2004 Form 10-Q filed on November 15, 2004 (File No. 001-00071))

10.5*	Resolution Performance Products Inc. 2000 Stock Option Plan

10.6*	Resolution Performance Products Inc. 2000 Non - Employee Directors Stock Option Plan

10.7	Amended and Restated Resolution Performance Products, Inc. Restricted Unit Plan (incorporated by reference to Exhibit 10.34 to Amendment No.5 of the Registrant’s Registration Statement on Form S-1 filed on September 19, 2005 (File No. 333-124287))

10.8	Form of Non-Qualified Stock Option Agreement between BHI Acquisition Corp. and certain optionees (incorporated by reference to Exhibit 10.12 to Borden Chemical’s Registration Statement on Form S-4 filed on February 14, 2005 (File No. 333-1228626))

10.9***	Resolution Specialty Materials Inc. 2004 Stock Option Plan

10.10***	Form of Nonqualified Stock Option Agreement for Resolution Specialty Materials Inc. 2004 Stock Option Plan

10.11***	Form of Nonqualified Stock Option Agreement for Resolution Performance Products Inc. 2000 Stock Option Plan

10.12***	Form of Nonqualified Stock Option Agreement for Resolution Performance Products Inc. 2000 Non-Employee Director Stock Option Plan

10.13***	Investor Rights Agreement dated as of August 12, 2004 among BHI Acquisition Corp., and The Holders that are parties thereto (incorporated by reference to Exhibit 10(vi) to Borden Chemical’s September 30, 2004 Form 10-Q filed on November 15, 2004 (File No. 001-00071))

10.14***	Registration Rights Agreement dated as of August 12, 2004 among BHI Acquisition Corp., BHI Investment, LC, and the Management Holders party thereto (incorporated by reference to Exhibit 10(vii) to Borden Chemical’s September 30, 2004 Form 10-Q filed on November 15, 2004 (File No. 001-00071))

10.15***	Amended and Restated Investor Rights Agreement dated as of May 31, 2005 between Hexion LLC, Hexion Specialty Chemicals, Inc. and the holders that are party thereto

10.16***	Registration Rights Agreement dated as of May 31, 2005 between Hexion Specialty Chemicals, Inc. and Hexion LLC

10.17	Form Offer Letter (incorporated by reference to Exhibit 10 to Borden Chemical’s March 31, 2004 10-Q filed on May 13, 2004 (File No. 001-00071))

10.18	Borden Chemical, Inc. 2005 Management Incentive Plan (incorporated by reference to Exhibit 10(v).1 to Borden Chemical’s December 31, 2004 10-K/A filed on August 23, 2005 (File No. 001-00071))

10.19	Hexion Specialty Chemicals, Inc. 2006 Salaried Incentive Plan (incorporated by reference to Exhibit 10.72 to Amendment No. 1 of the Registrant’s Registration Statement on Form S-4 filed on August 1, 2006 (File No. 333-135482))

10.20	Long-Term Value Creation Reward Program (incorporated by reference to Exhibit 10.76 to Amendment No. 5 of the Registrant’s Registration Statement on Form S-1 filed on September 19, 2005 (File No. 333-124287))

10.21	Hexion Specialty Chemicals, Inc. 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.20 of the Registrant’s Form 10-K filed on March 22, 2007 (File No. 001-00071)

10.22	Hexion Specialty Chemicals, Inc. 2008 Incentive Compensation Plan

10.23	Amended and Restated Employment Agreement dated as of August 12, 2004 between the Company and Craig O.

Morrison (incorporated by reference to Exhibit 10(i) to Borden Chemical’s September 30, 2004 Form 10-Q filed on November 15, 2004 (File No. 001-00071))

10.24	Amended and Restated Employment Agreement dated as of August 12, 2004 between the Company and Joseph P. Bevilaqua (incorporated by reference to Exhibit 10(ii) to Borden Chemical’s September 30, 2004 Form 10-Q filed on November 15, 2004 (File No. 001-00071))

10.25	Amended and Restated Employment Agreement dated as of August 12, 2004 between the Company and William H. Carter. (incorporated by reference to Exhibit 10(iii) to Borden Chemical’s September 30, 2004 Form 10-Q filed on November 15, 2004 (File No. 001-00071))

10.26	Terms of employment dated January 21, 2005 between Sarah R. Coffin and the Company (incorporated by reference to Exhibit (10) to Borden Chemical’s Current Report on Form 8-K dated February 14, 2005 (File No. 001-00071))

10.27	Employment Agreement dated as of April 20, 2006 between the Company and Cornelis K. Verhaar

10.28***	Employment Agreement dated as of June 1, 2005 between Hexion Specialty Chemicals, Inc. and Marvin O. Schlanger

10.29	Amendment No. 1 dated as of January 25, 2006 to the Employment Agreement dated as of June 1, 2005 between the Registrant and Marvin O. Schlanger (incorporated herein by reference to Exhibit 10.75 to Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 filed on April 14, 2006 (File No. 333-124287))

10.30***	Consulting Agreement dated as of June 1, 2005 between Hexion Specialty Chemicals, Inc. and Marvin O. Schlanger

10.31	Amendment No. 1 dated as of January 25, 2006 to the Consulting Agreement dated as of June 1, 2005 between the Registrant and Marvin O. Schlanger (incorporated by reference to Exhibit 10.76 to Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 filed on April 14, 2006 (File No. 333-124287))

10.32	Master Asset Conveyance and Facility Support Agreement, dated as of December 20, 2002, between Borden Chemical and Borden Chemicals and Plastics Operating Limited Partnership (incorporated by reference to Exhibit (10)(xxvi) to Borden Chemical’s December 31, 2002 Form 10-K filed on March 28, 2003 (File No. 001-00071))

10.33	Environmental Servitude Agreement, dated as of December 20, 2002, between Borden Chemical and Borden Chemicals and Plastics Operating Limited Partnership (incorporated by reference to Exhibit (10)(xxvii) to Borden Chemical’s December 31, 2002 Form 10-K filed on March 28, 2003 (File No. 001-00071))

10.34	Share Purchase Agreement dated October 6, 2004 among RÜTGERS AG, RÜTGERS Bakelite Projekt GmbH, National Borden Chemical Germany GmbH, and Borden Chemical, Inc. (incorporated by reference to Exhibit 10(xi) to Borden Chemical’s September 30, 2004 Form 10-Q filed on November 15, 2004 (File No. 001-00071))

10.35*	Intellectual Property Transfer and License Agreement and Contribution Agreement dated as of November 14, 2000 between Shell Oil Company and Resolution Performance Products LLC

10.36*	Intellectual Property Transfer and License Agreement and Contribution Agreement dated as of November 14, 2000 between Shell Internationale Research Maatschappij B.V. and Shell Epoxy Resins Research B.V

10.37*	First Amended and Restated Deer Park Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2000 between Shell Chemical Company, for itself and as agent for Shell Oil Company, and Resolution Performance Products LLC

10.38*	First Amended and Restated Pernis Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2000 between Resolution Europe B.V. (f/k/a Resolution Nederland B.V., f/k/a Shell Epoxy Resins Nederland B.V.) and Shell Nederland Raffinaderij B.V.

10.39*	First Amended and Restated Pernis Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2000 between Resolution Europe B.V. (f/k/a Resolution Nederland B.V., f/k/a Shell Epoxy Resins Nederland B.V.) and Shell Nederland Chemie B.V.

10.40†	Second Amended and Restated Norco Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2004 between Shell Chemical L.P. and Resolution Performance Products LLC.

10.41*	Deer Park Ground Lease and Grant of Easements dated as of November 1, 2000 between Shell Oil Company and Resolution Performance Products LLC

10.42*	Norco Ground Lease and Grant of Servitudes dated as of November 1, 2000 between Shell Oil Company and Resolution Performance Products LLC

10.43*	Amended and Restated Agreement of Sub—Lease (Pernis) dated as of November 1, 2000 between Resolution Europe B.V. (f/k/a Resolution Nederland B.V., f/k/a Shell Epoxy Resins Nederland B.V.) and Shell Nederland Raffinaderij B.V.

10.44	Letter Agreement dated December 3, 2004 between Borden Chemical, Inc. and Apollo Management V, L.P. (incorporated by reference to Exhibit 10.10 to Borden Chemical’s Registration Statement on Form S-4 filed on February 14, 2005 (File No. 333-1228626))

10.45***	Amended and Restated Consulting Agreement dated as of May 31, 2005 between Borden Chemical, Inc. and Apollo Management V, L.P.

10.46***†	Credit Agreement dated as of May 31, 2005 among Hexion LLC, Hexion Specialty Chemicals, Inc., Borden Chemical Canada, Inc., Resolution Europe B.V., Borden Chemical GB Limited, Borden Chemical UK Limited, Bakelite AG, the various lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp North America, Inc., as Syndication Agent, Credit Suisse, as Documentation Agent, and J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Credit Suisse, as Joint Lead Arrangers and Joint Bookrunners

10.47***	Second Amended and Restated Intercreditor Agreement dated as of May 31, 2005 among JPMorgan Chase Bank, N.A., as Intercreditor Agent, Wilmington Trust Company, as New Trustee, Hexion LLC, Hexion Specialty Chemicals, Inc., and each subsidiary of Hexion Specialty Chemicals, Inc. party thereto

10.48***	Second Amended and Restated Intercreditor Agreement dated as of May 31, 2005 among JPMorgan Chase Bank, N.A., as Collateral Agent, and acknowledged and agreed to by Hexion LLC, Hexion Specialty Chemicals, Inc., and each subsidiary of Hexion Specialty Chemicals, Inc. party thereto

10.49***	Registration Rights Agreement dated as of May 20, 2005, among Hexion Specialty Chemicals, Inc. and Credit Suisse First Boston LLC, Goldman, Sachs & Co., Lehman Brothers, Inc., Lehman Commercial Paper Inc. and J.P. Morgan Securities Inc., as Initial Purchasers

10.50***	Registration Rights Agreement dated as of May 20, 2005, among Borden Chemical US Finance Corp., Borden 2 Nova Scotia Finance ULC, as Issuers, Hexion Specialty Chemicals, Inc., and Credit Suisse First Boston LLC, J.P. Morgan Securities Inc. and Morgan Stanley & Co. Incorporated, as Initial Purchasers

10.51	Amendment and Restatement Agreement dated as of May 5, 2006 among Hexion LLC, Hexion Specialty Chemicals, Inc., Hexion Specialty Chemicals Canada, Inc., Hexion Specialty Chemicals B.V., Hexion Specialty Chemicals UK Limited, Borden Chemical UK Limited, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent under the Credit Agreement dated as of May 31, 2005 among Hexion LLC, Hexion Specialty Chemicals, Inc., Hexion Specialty Chemicals Canada, Inc., Hexion Specialty Chemicals B.V., Hexion Specialty Chemicals UK Limited, Borden Chemical UK Limited, the lenders party thereto from time to time and the agents, arrangers and bookrunners party thereto (incorporated herein by reference to Exhibit 10.70 to Amendment No. 8 to Hexion’s Registration Statement on Form S-1 filed on May 15, 2006 (File No. 333-124287))

10.52	Amended and Restated Credit Agreement dated as of May 5, 2006 among Hexion LLC, Hexion Specialty Chemicals, Inc., Hexion Specialty Chemicals Canada, Inc., Hexion Specialty Chemicals B.V., Hexion Specialty Chemicals UK Limited, Borden Chemical UK Limited, the lenders party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent, Credit Suisse, as Syndication Agent, Citicorp North America, Inc., as Documentation Agent, and Credit Suisse Securities (USA) LLC, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners (incorporated herein by reference to Exhibit 10.71 to Amendment No. 8 to Hexion’s Registration Statement on Form S-1 filed on May 15, 2006 (File No. 333-124287))

10.53**	Intercreditor Agreement dated as of November 3, 2006 among the Company, Hexion LLC, the subsidiary parties thereto, Wilmington Trust Company as trustee and JPMorgan Chase Bank, N.A. as intercreditor agent.

10.54**	Registration Rights Agreement dated as of November 3, 2006 among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance ULC, the Company and subsidiary parties thereto, and Credit Suisse Securities (USA) LLC and JPMorgan Securities, Inc. as initial purchasers.

10.55**	Second Amended and Restated Credit Agreement dated as of November 3, 2006 among Hexion LLC, Hexion Specialty Chemicals, Inc., Hexion Specialty Chemicals Canada, Inc., Hexion Specialty Chemicals B.V., Hexion Specialty Chemicals UK Limited, Borden Chemical UK Limited, the lenders party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent, Credit Suisse, as Syndication Agent, and J.P. Morgan Securities Inc. and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners.

10.56	Business Sale Agreement dated August 23, 2006 among Orica Australia Pty Ltd and Hexion Specialty Chemicals Pty Ltd (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K/A dated April 17, 2007 (File No. 001-00071))

10.57	Business Sale Agreement dated August 25, 2006 among Orica New Zealand Limited and Hexion Specialty Chemicals (N.Z.) Limited (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K/A dated April 17, 2007 (File No. 001-00071))

10.58	Incremental Facility Amendment and Amendment No. 1 to the Second Amended and Restated Credit Agreement dated as of June 15, 2007 among Hexion LLC, Hexion Specialty Chemicals, Inc., Hexion Specialty Chemicals Canada, Inc., Hexion Specialty Chemicals B.V., Hexion Specialty Chemicals UK Limited, Borden Chemical UK Limited, the lenders party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to exhibit 10.1 to Registrant’s Form 8-K dated June 20, 2007 (File No. 001-00071))

10.59	Voting agreement dated July 12, 2007 among Hexion Specialty Chemicals, Inc., Jon and Karen Huntsman Foundation, Fidelity Charitable Gift Fund and Jon M. Huntsman (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated July 17, 2007 (File No. 001-00071))

10.60	Voting agreement dated July 12, 2007 among Hexion Specialty Chemicals, Inc., MatlinPatterson Global Opportunities Partners L.P., MatlinPatterson Global Opportunities Partners (Bermuda) L.P. and MatlinPatterson Global Opportunities Partners B, L.P. (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K dated July 17, 2007 (File No. 001-00071))

10.61	Second Incremental Facility Amendment to the Second Amended and Restated Credit Agreement dated as of August 7, 2007 among Hexion LLC, Hexion Specialty Chemicals, Inc., Hexion Specialty Chemicals Canada, Inc., Hexion Specialty Chemicals B.V., Hexion Specialty Chemicals UK Limited, Borden Chemical UK Limited, the lenders party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to exhibit 10.1 to Registrant’s Form 8-K dated August 8, 2007 (File No. 001-00071))

10.62	Hexion LLC 2007 Long-Term Incentive Plan dated April 30, 2007 (incorporated by reference to exhibit 10.1 to Registrant’s Form 10-Q dated August 14, 2007 (File No. 001-00071))

10.63	Amendment to Long-Term Value Creation Reward Program (incorporated by reference to exhibit 10.2 to Registrant’s Form 10-Q dated August 14, 2007 (File No. 001-00071))

12.1	Statement regarding computation of ratios

21.1	List of Subsidiaries of the registrant

31.1	Rule 13a-14 Certifications

(a) Certificate of the Chief Executive Officer

(b) Certificate of the Chief Financial Officer

32.1	Section 1350 Certifications

*	Incorporated by reference to Resolution Performance’s Registration Statement on Form S-4 filed on March 16, 2001 (File No. 333-57170).

**	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2006

***	Incorporated by reference to Amendment No. 3 of the Registrant’s Registration Statement on Form S-1 filed on July 15, 2005 (File No. 333-124287)

†	The schedules and exhibits to these agreements are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedule or exhibit.

SIGN ATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEXION SPECIALTY CHEMICALS, INC.

By	/s/ William H. Carter
William H. Carter
Executive Vice President and Chief Financial Officer

Date: March 12, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Signature	Date
Craig O. Morrison	Director, President and Chief Executive Officer (Principal Executive Officer)	/s/ Craig O. Morrison	3/12/2008

William H. Carter	Director, Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	/s/ William H. Carter	3/12/2008

Joshua J. Harris	Director	/s/ Joshua J. Harris	3/12/2008

Scott M. Kleinman	Director

Robert V. Seminara	Director	/s/ Robert V. Seminara	3/12/2008

Jordan C. Zaken	Director	/s/ Jordan C. Zaken	3/12/2008

Marvin O. Schlanger	Director	/s/ Marvin O. Schlanger	3/12/2008

CONSOLIDATED STATEMENTS OF OPERATIONS

HEXION SPECIALTY CHEMIC ALS CANADA, INC.

	Year ended December 31,
(U.S. dollars in millions)	2007	2006	2005
Net sales	$1,739	$1,646	$1,206
Cost of sales	1,516	1,403	1,020

Gross profit	223	243	186
Selling, general and administrative expense	102	108	97
Transaction costs (See Note 2)	—	—	9
Integration costs (See Note 2)	4	20	—
Other operating (income) expense, net	1	(36)	12

Operating income	116	151	68

Interest expense, net	10	3	6
Affiliated interest expense, net (See Note 9)	44	47	40
Other non-operating expense, net	4	1	6

Income before income taxes	58	100	16
Income tax expense (See Note 14)	19	32	5

Income from continuing operations	$39	$68	$11
Loss from discontinued operations (See Note 4)	—	(14)	(1)

Net income	$39	$54	$10

Comprehensive income (loss)	$44	$102	$(33)

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

HEXION SPECIALTY CHEMICALS CANADA, INC.

(U.S. dollars in millions)	December 31, 2007	December 31, 2006
Assets
Current assets
Cash and cash equivalents (See Note 2)	$72	$41
Accounts receivable (net of allowance for doubtful accounts of $12 and $13, respectively)	281	267
Accounts receivable from affiliates (See Note 5)	74	38
Loans receivable from affiliates (See Note 9)	—	190
Inventories:
Finished and in-process goods	65	80
Raw materials and supplies	52	60
Other current assets	25	21

Total current assets	569	697

Long-term loans receivable from affiliates (See Note 9)	412	—
Other assets	24	20
Property and equipment
Land	38	28
Buildings	85	68
Machinery and equipment	599	469

	722	565
Less accumulated depreciation	(262)	(197)

	460	368
Goodwill (See Note 6)	96	82
Other intangibles assets, net (See Note 6)	108	72

Total assets	$1,669	$1,239

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

HEXION SPECIALTY CHEMICALS CANADA, INC.

(U.S. dollars in millions)	December 31, 2007	December 31, 2006
Liabilities and Shareholder’s Equity
Current liabilities
Accounts and drafts payable	$174	$173
Accounts payable to affiliates (See Note 5)	69	70
Debt payable within one year (See Note 8)	51	30
Loans due to affiliates (See Note 9)	—	47
Income taxes payable	41	22
Other current liabilities	74	81

Total current liabilities	409	423

Long-term debt (See Note 8)	64	19
Affiliated long-term debt (See Note 9)	770	457
Affiliated royalties (See Note 5)	9	8
Deferred income taxes (See Note 14)	51	46
Long-term pension obligations (See Note 12)	114	104
Other long-term liabilities	18	13

Total liabilities	1,435	1,070

Commitments and contingencies (See Notes 8, 10 and 11)
Shareholder’s Equity
Common stock – no par value; authorized shares unlimited, issued and outstanding 489,866 shares at December 31, 2007 and 2006	3	3
Paid-in capital	149	130
Accumulated other comprehensive loss	(38)	(43)
Retained earnings	120	79

Total shareholder’s equity	234	169

Total liabilities and shareholder’s equity	$1,669	$1,239

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

HEXION SPECIALTY CHEMICALS CANADA, INC.

	Year ended December 31,
(U.S. dollars in millions)	2007	2006	2005
Cash flows provided by operating activities
Net income	$39	$54	$10
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54	42	32
Allocations of corporate overhead, net (See Note 5)	17	10	17
Gain on sale of business, net of tax	—	(26)	—
Loss on sale of discontinued operations	—	14	—
Deferred tax (benefit) provision	(10)	1	(1)
Business realignment and impairments	12	1	11
Other non-cash adjustments	6	1	—
Net change in assets and liabilities:
Accounts receivable	(38)	(74)	3
Inventories	46	(22)	33
Accounts and drafts payable	(24)	75	(8)
Income taxes payable	15	17	1
Other assets	(4)	(30)	8
Other liabilities	25	28	(3)
Net cash used in operating activities of discontinued operations	—	(3)	(5)

Net cash provided by operating activities	138	88	98

Cash flows used in investing Activities
Capital expenditures	(30)	(28)	(23)
Capitalized interest	—	(1)	—
Acquisition of businesses, net of cash and debt acquired	(130)	(35)	(248)
Proceeds from the sale of businesses	—	39	—
Investment in affiliates	(43)	(190)	—
Proceeds from the sale of fixed assets	1	—	—
Net cash used in investing activities of discontinued operations	—	—	(2)

Net cash used in investing activities	(202)	(215)	(273)

Cash flows provided by financing activities
Net short-term debt borrowings (repayments)	4	9	(6)
Borrowings of long-term debt	91	50	5
Repayments of long-term debt	(39)	(58)	(13)
Affiliated loan borrowings, net	33	49	245
Common stock dividends paid	—	(1)	—
Net cash provided by financing activities of discontinued operations	—	1	—

Net cash provided by financing activities	89	50	231
Effect of exchange rates on cash and cash equivalents	6	6	(2)

Increase (decrease) in cash and cash equivalents	31	(71)	54
Cash and cash equivalents at beginning of year	41	112	58

Cash and cash equivalents at end of year	$72	$41	$112

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

HEXION SPECIALTY CHEMICALS CANADA, INC.

	Year ended December 31,
(U.S. dollars in millions)	2007	2006	2005
Supplemental disclosures of cash flow information
Cash paid for:
Interest, net	$55	$48	$56
Income taxes, net	15	9	9
Non-cash investing and financing activity:
Capital contributions from parent (See Note 13)	2	2	95
Accounts receivable from affiliates reclassified to long-term loans receivable from affiliates	177	—	—
Accounts payable to affiliates reclassified to affiliated long-term debt	151	—	—

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

HEXION SPECIALTY CHEMICALS CANADA, INC.

(U.S. dollars in millions)	Common Stock	Paid-in-Capital	Accumulated Other Comprehensive Loss (a)	Retained Earnings	Total
Balance at December 31, 2004	$3	$2	$(57)	$20	$(32)
Net income				10	10
Translation adjustments			(42)		(42)
Minimum pension liability adjustment, net of tax			(1)		(1)

Comprehensive loss					(33)

Capital contributions from parent (See Notes 5 and 13)		99			99
Allocations of corporate overhead (See Note 5)		17			17
Other				(2)	(2)

Balance at December 31, 2005	3	118	(100)	28	49
Net income				54	54
Translation adjustments			48		48

Comprehensive income					102

Minority interest of parent in consolidated subsidiary		2			2
Impact of adoption of new accounting standard for pension and postretirement obligations, net of tax of $6			9		9
Common stock dividends paid				(1)	(1)
Allocations of corporate overhead (See Note 5)		10			10
Other				(2)	(2)

Balance at December 31, 2006	3	130	(43)	79	169
Net income				39	39
Gain recognized in comprehensive income from pension and postretirement benefits, net of tax			4		4
Translation adjustments			1		1

Comprehensive income					44

Minority interest of parent in consolidated subsidiary		2			2
Impact of adoption of new accounting standard for uncertain tax positions (See Note 14)				2	2
Allocations of corporate overhead (See Note 5)		17			17

Balance at December 31, 2007	$3	$149	$(38)	$120	$234

(a)	Accumulated other comprehensive loss at December 31, 2007 represents $48 of net foreign currency translation losses and a $10 gain, net of tax, relating to net actuarial gains and prior service costs for the Company’s defined benefit pension and postretirement benefit plans (See Note 12). Accumulated other comprehensive loss at December 31, 2006 represents $49 of net foreign currency translation losses and a $6 gain, net of tax, relating to net actuarial gains and prior service costs for the Company’s defined benefit pension and postretirement benefit plans (See Note 12).

See Notes to Consolidated Financial Statements

Hexion Specialty Chemicals Canada, Inc.

Notes to Consolidated Financial Statements

(U.S. dollars in millions)

1. Background and Basis of Presentation

Hexion Specialty Chemicals Canada, Inc. (“Hexion Canada” or “the Company”) is engaged in the manufacture and marketing of urea, phenolic and epoxy-based resins, primarily used in forest and industrial products, molding compounds, and other specialty and industrial chemicals worldwide. At December 31, 2007, the Company’s operations included 37 manufacturing facilities in North and South America, Europe and Asia Pacific.

Hexion Canada is owned 100% by Hexion Specialty Chemicals, Inc. (“Hexion”). Hexion was formed on May 31, 2005 upon the combination of certain Apollo Management, L.P. (“Apollo”) controlled companies (the “Hexion Formation”).

Prior to the Hexion Formation, on April 29, 2005, Hexion Canada, through its wholly owned subsidiary, National Borden Chemical Germany GmbH (“NBCG”), completed its acquisition of Bakelite Aktiengesellschaft (“Bakelite” or the “Bakelite Acquisition”). The Bakelite Acquisition was financed primarily through an affiliate loan. See Note 9.

On August 12, 2004, concurrent with the acquisition (the “Acquisition”) of Borden Chemical by an affiliate of Apollo, the Company acquired most of Hexion’s foreign subsidiaries for an intercompany note payable of CDN$343. See Note 9. Since the reorganization was between related parties, and Hexion elected not to apply push-down accounting relating to the Acquisition, Hexion Canada’s basis in the acquired subsidiaries is Hexion’s historical cost basis.

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

In December of 2007, NBCG, along with Hexion Specialty Chemicals B.V. (“Hexion BV”), RSM Europe B.V., and Hexion Specialty Chemicals Holdings Germany (“Holdings Germany”), all wholly owned subsidiaries of Hexion, formed a German partnership, New Nimbus KG (“Nimbus”). Holdings Germany contributed an intercompany loan receivable of $3, and the remaining partners contributed a 5.2% interest in their respective German subsidiaries to Nimbus, in exchange for a partnership interest. As this was a transaction between related parties, the assets were recorded at historical book value. The relative ownership percentages for tax purposes will be based on the fair values of the assets contributed, which has not yet been finalized. However, as the most significant Germany subsidiary is owned by NBCG, the accounts of Nimbus have been included in the Consolidated Financial Statements, with the equity interests of the remaining partners included as an increase in Paid-in capital of the Company. The value of Nimbus’ investment in the entities contributed by Hexion B.V. and RSM Holdings B.V. have been accounted for under the cost method. The value of Nimbus’s investment in the entity contributed by NBCG has been eliminated in the Consolidated Financial Statements.

Foreign Currency Translations – Although the functional currency of Hexion Canada is the Canadian dollar, the accompanying financial statements are presented in the reporting currency of Hexion. Accordingly, assets and liabilities of the Company are translated into Hexion’s reporting currency, the U.S. dollar, at the exchange rates in effect at the balance sheet date, and income and expenses are translated at average exchange rates prevailing during the year. The effect of translation is accounted for as an adjustment to Shareholder’s equity and is included in Accumulated other comprehensive loss. Transaction gains and losses are included as a component of net income. The Company recognized transaction losses of $6 and $2 for the years ended December 31, 2007 and 2006, respectively, and a transaction gain of $3 for the year ended December 31, 2005.

Use of Estimates— The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. It also requires the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. The most significant estimates that are included in the financial statements are environmental remediation, legal liabilities, deferred tax assets and liabilities and related valuation allowances, income tax accruals, pension and postretirement assets and liabilities, valuation allowances for accounts receivable and inventories, general insurance liabilities, asset impairments, and fair values of assets acquired and liabilities assumed in business acquisitions. Actual results could differ from these estimates.

Cash and Cash Equivalents—The Company considers all highly liquid investments that are purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2007 and 2006, the Company had interest-bearing time deposits and other cash equivalent investments of $22 and $7, respectively. They are included on the Consolidated Balance Sheets as a component of Cash and cash equivalents.

Allowance for Doubtful Accounts—The allowance for doubtful accounts is estimated using factors such as customer credit ratings and past collection history. Receivables are charged against the allowance for doubtful accounts when it is probable that the receivable will not be recovered.

Inventories—Inventories are stated at lower of cost or market using the first-in, first-out method. Costs include direct material, direct labor and applicable manufacturing overheads. Abnormal manufacturing costs are recognized as period costs and fixed manufacturing overheads are allocated based on normal production capacity. An allowance is provided for excess and obsolete inventories based on management’s review of inventories on-hand compared to the estimated future usage and sales. Inventories on the Consolidated Balance Sheets are presented net of an allowance for excess and obsolete inventory of $2 and $4 at December 31, 2007 and 2006, respectively.

Deferred Expenses—Deferred financing costs are presented as a component of Other assets on the Consolidated Balance Sheets and are amortized over the life of the related debt or credit facility using the effective interest method. Upon extinguishment of any of the debt, the related debt issuance costs are written off. At December 31, 2007 and 2006, the Company’s unamortized deferred financing costs were $1.

Property and Equipment—Land, buildings and machinery and equipment are stated at cost less accumulated depreciation. Depreciation is recorded on the straight-line basis over the estimated useful lives of properties (the average estimated useful lives for buildings is 20 years and for machinery and equipment 15 years). Major renewals and betterments are capitalized. Maintenance, repairs, minor renewals and turnarounds (periodic maintenance and repairs to major units of manufacturing facilities) are expensed as incurred. When property and equipment is retired or disposed of, the asset and related depreciation are removed from the accounts and any gain or loss is reflected in income. Depreciation expense was $47 $37 and $28 for the years ended December 31, 2007, 2006 and 2005, respectively. The Company capitalizes interest costs that are incurred during the construction of property and equipment.

Capitalized Software—The Company capitalizes certain costs, such as software coding, installation and testing, that are incurred to purchase or create and implement internal use computer software in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Amortization is recorded on the straight-line basis over the estimated useful lives ranging from 1 to 10 years.

Goodwill and Intangibles—The excess of purchase price over net tangible and identifiable intangible assets of businesses acquired is carried as Goodwill on the Consolidated Balance Sheets. Separately identifiable intangible assets that are used in the operations of the business (e.g., patents and technology, customer lists and contracts) are recorded at cost (fair value at the time of acquisition) and reported as Other intangible assets, net on the Consolidated Balance Sheets. The Company does not amortize goodwill or indefinite-lived intangible assets. Intangible assets with determinable lives are amortized on a straight-line basis over the shorter of the legal or useful life of the assets, which range from 1 to 30 years. Certain trademarks and patents are owned by Hexion and are used on a royalty-free basis by the Company. See Note 6.

Impairment – The Company reviews property and equipment and all amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability is based on estimated undiscounted cash flows. Measurement of the impairment loss, if any, is based on the difference between the carrying value and fair value. During the years ended December 31, 2007, 2006 and 2005, impairments of $12, $1 and $8 were included in Other non-operating expense, net on the Consolidated Statements of Operations. In 2007, the impairment charges resulted from the Company’s decisions to close certain of its manufacturing facilities due to the prolonged slump in the North American housing and construction markets. In 2005, the impairment charge resulted from the Company’s decision to close a U.K. production line to improve efficiency. A discounted cash flows analysis, which included proceeds on the sale of these assets, was used to estimate the fair value of these facilities.

The Company tests goodwill for impairment annually, or when events or changes in circumstances indicate an impairment may exist, by comparing the fair value of each reporting unit to its carrying value to determine if there is an indication that a potential impairment may exist. The Company employs a comparable analysis technique commonly used in the investment banking and private equity industries to estimate the values of its reporting units based on the EBITDA (earnings before interest, incomes taxes, depreciation and amortization) multiple technique. Under this technique, estimated values are the result of an EBITDA multiple applied to an appropriate historical EBITDA amount. When the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of the reporting unit’s goodwill, an impairment loss is recognized for the difference. At December 31, 2007 and 2006, the fair value of each reporting unit exceeded the carrying amount of assets (including goodwill) and liabilities assigned to the units.

General Insurance—The Company is generally insured for losses and liabilities for workers’ compensation, physical damage to property, business interruption and comprehensive general, product and vehicle liability under policies maintained by Hexion and is allocated a share of the related premiums. See Note 5.

Legal Claims and Costs—The Company accrues for legal claims and costs in the period in which a claim is made or an event becomes known, if the amounts are probable and reasonably estimable. Each claim is assigned a range of potential liability, with the most likely amount accrued. The amount accrued includes all costs associated with the claim, including settlements, assessments, judgments, fines and incurred legal fees. See Note 11.

Environmental Matters— Accruals for environmental matters are recorded following the guidelines of Statement of Position 96-1, Environmental Remediation Liabilities, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Environmental accruals are reviewed on a quarterly basis and as events and developments warrant. See Note 11.

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

Research and Development Costs—Funds are committed to research and development activities for technical improvement of products and processes that are expected to contribute to future earnings. All costs associated with research and development are charged to expense as incurred. Research and development and technical service expense of $16, $16 and $13 for the years ended December 31, 2007, 2006 and 2005, respectively, are included in Selling, general and administrative expense in the Consolidated Statements of Operations.

Transaction Costs – The Company was allocated Transaction costs totaling $8, and incurred costs of $1, for the year ended December 31, 2005. These costs represent accounting, consulting, legal and contract termination fees associated with the Hexion Formation.

Integration Costs – The Company incurred Integration costs totaling $4 and $20 for the years ended December 31, 2007 and 2006, respectively, primarily for redundancy and plant rationalization costs and incremental administrative costs from integration programs that resulted from the Hexion Formation. Of these costs incurred, $1 and $9 related to the implementation of a single, company-wide, management information and accounting system for the years ended December 31, 2007 and 2006, respectively.

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

Unrecognized tax benefits are generated when there are differences between tax positions taken in a tax return and amounts recognized in the consolidated financial statements. Tax benefits are recognized in the consolidated financial statements when it is more likely than not that a tax position will be sustained upon examination. Tax benefits are measured as the largest amount of benefit that is greater than 50% likely to be realized upon settlement. The Company classifies interest and penalties as a component of tax expense.

Derivative Financial Instruments – The Company periodically enters into forward exchange contracts or interest rate swaps to reduce the Company’s cash flow exposure to changes in foreign exchange rates or interest rates. The Company does not hold or issue derivative financial instruments for trading purposes. These instruments are not accounted for using hedge accounting, but are measured at fair value and recorded on the balance sheet as an asset or liability, depending upon the Company’s underlying rights or obligations. Changes in fair value are recognized in earnings. See Note 7.

Stock-Based Compensation—Effective January 1, 2005, the Company elected to adopt SFAS No. 123(R) (revised 2004), Share-Based Payment. Under the provisions of SFAS No. 123(R), stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period. As Hexion Canada was considered a nonpublic entity at the date of adoption that accounted for stock-based awards under APB No. 25, Accounting for Stock Issued to Employees, and applied the minimum value method for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation, the Company was required to apply the prospective transition method. As such, the Company applies this statement to new awards and to awards that have been modified, repurchased or cancelled since January 1, 2005. As of December 31, 2007, all outstanding awards are accounted for under SFAS No. 123(R).

The Company does not maintain any stock option plans. However, certain of the Company’s employees have been granted Hexion equity awards, for which the Company is allocated a share of the related compensation expense (See Note 5).

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

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. This statement establishes a standard definition of fair value, establishes a framework under generally accepted accounting principles to measure fair value and expands disclosure requirements for fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2 that deferred the effective date of SFAS 157 for nonfinancial assets and liabilities. SFAS 157 will be effective for the Company on January 1, 2008 for financial assets and financial liabilities and on January 1, 2009 for non-financial assets and non-financial liabilities. The Company does not expect SFAS 157 to have a material impact on its consolidated financial statements for financial assets and liabilities. The Company is currently assessing the impact of the statement on its consolidated financial statements for nonfinancial assets and liabilities.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement allows entities to measure financial instruments and certain other financial assets and financial liabilities at their fair value. SFAS 159 is effective for the Company on January 1, 2008. The Company does not expect to apply this optional statement to any of its financial assets and liabilities.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, a revision to Statement No. 141. This statement establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets (including goodwill) acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement will require, among other things, more assets acquired and liabilities assumed to be measured at fair value at the acquisition date, liabilities related to contingent consideration to be remeasured at fair value at each subsequent reporting period, and an acquirer in pre-acquisition periods to expense all acquisition-related costs. In addition, the statement establishes guidance as to what information should be disclosed to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively and will be effective for the Company on January 1, 2009. The Company is currently evaluating how this statement could impact future business combinations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 applies retroactively and will be effective for the Company on January 1, 2009. Upon adoption, the Company does not expect this statement to have any impact on its consolidated financial statements.

3. Acquisitions and Divestitures

The Company accounts for acquisitions using the purchase method of accounting. As required under this method, results of operations of the acquired entities have been included from the date of acquisition, and any excess of purchase price over the sum of amounts assigned to identified assets and liabilities has been recorded as goodwill.

2007 Acquisitions

Orica A&R Acquisition

On February 1, 2007, certain subsidiaries of the Company acquired the adhesives and resins (“A&R”) business of Orica Limited (the “Orica A&R Acquisition”) for a net purchase price of AUD 77, or $60, subject to certain adjustments. The Company paid $3 to settle net working capital and incurred direct costs associated with the acquisition of $3, both of which were included as part of the purchase price. The A&R business manufactures formaldehyde and formaldehyde-based binding resins used primarily in the forest products industry, and has three manufacturing facilities in Australia and New Zealand. This acquisition strengthens the Company’s presence in the Asia Pacific region and will enable the Company to expand its service of the forest products marketplace.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Fair values are based upon preliminary appraisals, internal studies and analyses and are subject to final adjustments.

Fair Value at February 1, 2007
Current assets	$19
Property and equipment	45
Goodwill	10
Other intangible assets	7

Total assets acquired	81
Current liabilities	10
Other long-term liabilities	5

Total liabilities assumed	15

Fair value of net assets acquired	$66

Acquired intangible assets of $7 were assigned to customer relationships and have a weighted average useful life of approximately 10 years.

Goodwill is not expected to be deductible for tax purposes.

The following unaudited pro forma financial information presents the consolidated results of operations as if the Orica A&R Acquisition had occurred at the beginning of the periods presented. Pro forma adjustments include only the effects of events directly attributable to the acquisition. The pro forma adjustments reflected in the table below include amortization of intangibles, depreciation adjustments from the write-up of property and equipment to estimated fair market value, and interest expense on a new debt facility used to fund the Orica A&R Acquisition (See Note 8) and related income tax effects.

	Year ended December 31,
	2007	2006
Net sales	$1,746	$1,732
Net income	39	53

The pro forma financial information above does not necessarily reflect the operating results that would have occurred had the acquisition been consummated at the beginning of the periods presented, nor is such information indicative of future operating results.

Arkema Acquisition

On November 1, 2007, the Company completed the purchase of the German forest products resins and formaldehyde business of Arkema GmbH (the “Arkema Acquisition”). This business manufactures formaldehyde and formaldehyde-based resins. The business employs approximately 100 people and had 2006 revenues of approximately €101, or $127. The purchase price was €44, or $64, subject to certain adjustments. The pro forma effects of this acquisition were not material.

2006 Acquisitions

On January 31, 2006, Hexion and the Company completed the purchase of the decorative coatings and adhesives business unit of The Rhodia Group (the “Coatings Acquisition”). The business had 2005 sales of approximately $200 and has eight manufacturing facilities in Europe, Asia Pacific and Latin America.

On June 1, 2006, the Hexion and the Company acquired the ink and adhesive resins business of Akzo Nobel (the “Inks Acquisition”). The business had 2005 sales of approximately $215 and has ten manufacturing facilities in Europe, Asia Pacific, North America and South America.

The Company’s aggregate purchase price, net of cash acquired, for the acquisitions in 2006 was $35.

The pro forma effects of these acquisitions were not material to the Company’s financial statements.

2006 Divestitures

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

4. Discontinued Operations

On August 1, 2006, the Company sold its Taro Plast S.p.A. business (“Taro Plast”). Taro Plast was acquired in the Bakelite Acquisition. Accordingly, Taro Plast has been reported as a discontinued operation for the years ended December 31, 2006 and 2005.

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

5. Related Party Transactions

Hexion incurs various administrative and operating costs on behalf of Hexion Canada that are reimbursed by the Company. These costs include engineering and technical support, purchasing, quality assurance, sales and customer service, information systems, research and development and certain administrative services. These service costs have been allocated to the Company generally based on sales or sales volumes and when determinable, based on the actual usage of resources. These costs are included within Selling, general and administrative expense and Cost of goods sold in the Consolidated Statements of Operations and were $10, $12 and $7 in 2007, 2006 and 2005, respectively. In addition, Hexion maintains certain insurance policies that benefit Hexion Canada. Amounts pertaining to these policies, and allocated to the Company based upon sales, were $6, $5 and $1 in 2007, 2006 and 2005, respectively, and are classified in Selling, general and administrative expense in the Consolidated Statements of Operations.

For the years ended December 31, 2007 and 2006, the Company was charged $1 and $5, respectively, for costs incurred by Hexion on behalf of the Company associated with the implementation of a single, company-wide, management information and accounting system. These costs are classified in Integration costs in the Consolidated Statements of Operations.

The Company sells finished goods and certain raw materials to Hexion and certain of its subsidiaries. Total sales were $103, $87 and $53 in 2007, 2006 and 2005, respectively. At December 31, 2007 and 2006, the Company had an affiliated receivable of $74 and $38, respectively, related to these transactions. In addition, the Company purchases raw materials and finished goods from Hexion and certain of its subsidiaries, which were $176, $119 and $67 in 2007, 2006 and 2005, respectively. At December 31, 2007 and 2006, the Company had an affiliated payable of $69 and $70, respectively, related to these purchases.

The Company also earns royalty income from a subsidiary of Hexion in exchange for the affiliate’s use of certain of the Company’s trademarks, patents, and other intangible assets. The Company earned royalties of $18 for the year ended December 31, 2007 under these agreements.

In addition to direct charges, Hexion provides certain administrative services that are not reimbursed by Hexion Canada. These costs include corporate controlled expenses such as executive management, legal, health and safety, accounting, tax and credit, and have been allocated herein to the Company on the basis of Net sales. The charge also includes allocated stock-based compensation expense of $1, $1 and $3 for the years ended December 31, 2007, 2006 and 2005, respectively, and is included in Finance in the table below. Management believes that the amounts allocated in such a manner are reasonable and consistent and are necessary in order to properly depict the financial results of the Company on a stand-alone basis. However, the amounts are not necessarily indicative of the costs that would have been incurred if the Company had operated independently. This expense is included in Selling, general and administrative expense with the offsetting credit recorded in Shareholder’s equity. There is no income tax provided on these amounts because they are not deductible.

The following table summarizes these allocations for the years ended December 31:

	2007	2006	2005
Executive group	$4	$2	$4
General counsel	2	1	1
Environmental, health, and safety services	1	1	1
Finance	10	6	9

Total	$17	$10	$15

In addition to the Hexion administrative services costs, the Company was allocated a share of the transaction costs associated with the Hexion Formation of $8 in 2005. These costs are classified in Transaction costs in the Consolidated Statements of Operations. The allocation of these costs was made on the basis of Net sales. The offsetting credit relating to the allocations is included in Shareholder’s equity. In 2005, the Company reimbursed Hexion $6 for amounts related to prior year allocations.

Prior to 2001, the Company incurred royalties for the use in operations of certain trademarks and patents owned by Hexion. At December 31, 2007 and 2006, the Company had amounts due to Hexion under these arrangements of $9 and $8, respectively. These amounts are included as Affiliated royalties in the Consolidated Balance Sheets and are classified as long-term due to restrictions on the ability to repay.

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

6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 are as follows:

Total
Goodwill balance at December 31, 2005	63
Acquisitions	8
Purchase accounting adjustments	4
Foreign currency translation	7

Goodwill balance at December 31, 2006	$82
Acquisitions	12
Purchase accounting adjustments	(7)
Foreign currency translation	9

Goodwill balance at December 31, 2007	$96

The Company’s intangible assets with identifiable useful lives consist of the following as of December 31:

	2007			2006
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets:
Patents and technology	$29	$5	$24	$18	$3	$15
Customer lists and contracts	64	1	63	43	5	38
Other	22	2	20	19	1	18

	$115	$8	$107	$80	$9	$71

The Company has $1 of tradenames at December 31, 2007 and 2006 with indefinite lives. The impact of foreign currency translation adjustments is included in accumulated amortization.

Total intangible amortization expense for the years ended December 31, 2007, 2006 and 2005 was $7, $5 and $4, respectively.

Estimated annual intangible amortization expense for 2008 through 2012 is as follows:

2008	$10
2009	10
2010	9
2011	8
2012	8

7. Financial Instruments

The fair value of a financial instrument is the estimated amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair values are determined from quoted market prices where available or based on other similar financial instruments. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, debt, affiliated loans receivable and payable, affiliated royalties and other liabilities are considered reasonable estimates of their fair values at December 31, 2007 and 2006.

The following table summarizes the Company’s derivative financial instruments as of December 31:

	2007				2006
	Average Days to Maturity	Average Contract Rate	Notional Amount	Fair Value Asset (Liability)	Average Days to Maturity	Average Contract Rate	Notional Amount	Fair Value Asset (Liability)
Interest Rate Swap
Australia Multi-Currency Term	1,460		28	1	—	—	—	—

Foreign Exchange and Interest Rate Swap

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

The Company is exposed to credit loss in the event of non-performance by other parties to these contracts. The Company evaluates the credit worthiness of the counterparties’ financial condition and does not expect default by the counterparties.

In February 2007, the Company financed the Orica A&R Acquisition with proceeds of approximately $70 from a new five-year Australian Multi-Currency Term / Working Capital Facility. To effectively fix the interest rate on approximately $30 of this facility, the Company entered into interest rate swap agreements with two counterparties for an initial notional amount of AUD$35, which amortizes quarterly based on the expected loan payments. The swap agreements terminate December 30, 2011. The Company pays a fixed interest rate of 6.6% and receives a floating rate based on the terms of the underlying debt. The Company has not applied hedge accounting to this derivative instrument.

At December 31, 2007, the Company had derivative gains of $1 classified as Other current assets. Gains and losses are recognized on a quarterly basis, in Other non-operating expense, net, in the Consolidated Statement of Operations.

8. Debt and Lease Obligations

Debt outstanding at December 31 follows:

	2007		2006
	Long Term	Due Within One Year	Long Term	Due Within One Year
Australia Multi-Currency Term / Working Capital Facility due 2012 at 8.82% at December 31, 2007	$64	$5	$—	$—
Santander, Safra, Brasil, ABN & Votorantim Banks, Brazil, revolving credit facilities, variable interest, 9% and 9.5% at December 31, 2007 and 2006, respectively	—	22	—	15
Nordea Bank, Finland PLC, term loan, due 2008, variable interest at 5.3% and 4.2% at December 31, 2007 and 2006, respectively	—	13	14	—
Australia, revolving facility, variable interest of 7.6% and 6.7% at December 31, 2007 and 2006, respectively, collateralized by assets of the business	—	5	—	3
Itau/Brasil Bank, Argentina, revolving loans, variable interest, at 15.5% at December 31, 2007	—	4	—	—
Korea Exchange Bank, due 2008, variable interest, at 7.2% and 6.9% at December 31, 2007 and 2006, respectively, payable quarterly, certain property pledged as collateral	—	1	—	2
Korea Exchange Bank, revolving loans, variable interest, at 5.7% to 6.3% at December 31, 2006, payable monthly, accounts receivable of Hexion Korea pledged as collateral	—	—	—	9
CBA Bank, Australia, term loan, due 2008, interest at 6.4% per annum, quarterly payments, collateralized by assets of the business	—	—	4	1
Other	—	1	1	—

Total debt	$64	$51	$19	$30

Senior Secured Credit Facilities of Hexion

Hexion Canada and certain of Hexion’s European subsidiaries, which includes its UK subsidiary, are eligible to participate in the amended Senior Secured Credit Facilities. The European subsidiaries are able to borrow an aggregate maximum of $125, while the Canadian operating subsidiary may borrow a maximum of $50. As of December 31, 2007 and 2006, no amounts were outstanding under the Hexion Credit Facilities.

The terms of the amended Senior Secured Credit Facilities include a seven-year $2,300 term loan facility, seven-year $50 synthetic letter of credit facility (“LOC”), and access to a five-year $225 revolving credit facility.

On June 15, 2007, Hexion amended and restated its Senior Secured Credit Facilities to reduce the interest rates on its term loan borrowings by 25 basis points, borrow $200 in incremental term loans that will mature in 2013, and replenish the amount of incremental borrowings available under the agreements to $300. On August 7, 2007, Hexion borrowed $100 in additional term loans which will mature in 2013.

The interest rates for term loans to Hexion under the amended Senior Secured Credit Facilities are based on, at Hexion’s option, (a) adjusted LIBOR plus 2.25% or (b) the higher of (i) JPMorgan Chase Bank, N.A.’s (JPMCB) prime rate or (ii) the Federal Funds Rate plus 0.50%, in each case plus 0.75%.

The amended Senior Secured Credit Facilities have commitment fees (other than with respect to the LOC) equal to 0.50% per year of the unused line plus a fronting fee of 0.25% of the aggregate face amount of outstanding letters of credit. The LOC has a commitment fee of 0.10% per year.

The amended Senior Secured Credit Facilities of Hexion’s U.S. subsidiaries are collateralized by substantially all the assets of Hexion, including the Company, subject to certain exceptions. Cross collateral guarantees exist whereby Hexion Canada is a guarantor of the European borrowings under the amended Senior Secured Credit Facilities; while Hexion’s European subsidiaries guarantee against any default by Hexion Canada. The amended Senior Secured Credit Facilities contain, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of a certain financial ratio. Payment of borrowings under the amended Senior Secured Credit Facilities may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of representation or warranty, covenant defaults, events of bankruptcy and a change of control.

Hexion previously amended its credit facilities in May 2006 and November 2006. In May 2006, when Hexion amended its senior secured credit facilities, it repaid all of the amounts that were outstanding under its May 2005 term loan and synthetic letter of credit facilities.

International Credit Facilities

In addition to the amended Senior Secured Credit Facilities, the Company had various international credit facilities. At December 31, 2007, under these international credit facilities the Company had total availability of $172 of which $56 was available to fund working capital needs and capital expenditures. While these facilities are primarily unsecured, portions of the lines are collateralized by equipment at December 31, 2007.

In the first quarter of 2007, the Company financed the Orica A&R Acquisition with approximately $70 of proceeds from a new five-year Australian Multi-Currency Term / Working Capital Facility. Approximately $30 of this facility s effectively fixed at a rate of 6.6% through the use of interest rate swap agreements. The remaining balance has a variable interest rate equal to the 90 day Australian or New Zealand Bank Bill Rates plus an applicable margin.

Aggregate maturities of total non-affiliated debt and minimum annual rentals under operating leases at December 31, 2007, for the Company are as follows:

Year	Debt	Minimum Rentals Under Operating Leases
2008	$51	$5
2009	9	4
2010	9	4
2011	46	3
2012	—	3
2013 and beyond	—	2

	$115	$21

The Company’s operating leases consist primarily of vehicle, equipment and land and buildings. Rental expense amounted to $4 for the years ended December 31 2007, 2006 and 2005.

9. Affiliated Financing

As discussed in Note 1, to finance the acquisition of certain international subsidiaries from Hexion, the Company assumed a fixed rate note of CDN$343. In conjunction with the issuance of this note, Hexion entered into a common share forward subscription agreement with Hexion Canada requiring Hexion to subscribe to shares of Hexion Canada stock at CDN$845 per share at the principal repayment date for the loan. To finance the Bakelite Acquisition in 2005, Hexion Canada also borrowed CDN$308 from Nova Scotia. Approximately CDN$119 (or $95) was effectively repaid during 2005, via a capital contribution from Hexion to the Company, which is reflected in Shareholder’s equity.

At December 31, 2007, the loans have been combined and have an outstanding balance of CDN$532, or $538. The note has a fixed interest rate based on Nova Scotia’s cost of capital plus 100 basis points, which was 10.8% per annum at December 31, 2007, and becomes due July 15, 2014. Interest expense related to this note totaled $54 for 2007.

At December 31, 2006, the fixed rate note of CDN$343 had a balance of $295. The note had a fixed interest rate based on Nova Scotia’s cost of capital plus 100 basis points, which was 10.8% per annum at December 31, 2006, and was due July 15, 2014. Interest expense related to this note was $31 and $29 for 2006 and 2005, respectively. At December 31, 2006, the CDN$308 loan had an outstanding loan balance of CDN$189, or approximately $162. The loan was due on July 15, 2010. The loan had a variable interest rate equal to the three-month US LIBOR rate plus 675 basis points, which was approximately 10.8% at December 31, 2006. Interest expense related to this loan was $19 and $11 for the years ended December 31, 2006 and 2005, respectively.

The Company has additional loans due to affiliates of $232 and $47 at December 31, 2007 and 2006, respectively, with a weighted average interest rate of approximately 6.9% and 6.0% at December 31, 2007 and 2006, respectively. These affiliated borrowings were made for cash management purposes. Interest expense related to these loans was approximately $5 and $1 for the years ended December 31, 2007 and 2006, respectively.

The Company had loans receivable from various affiliates of $412 and $190 at December 31, 2007 and 2006, respectively, with a weighted average interest rate of approximately 6.9% and 6.7% at December 31, 2007 and 2006, respectively. These affiliated loans were made for cash management purposes. Interest income related to these loans was approximately $15 and $4 for the years ended December 31, 2007 and 2006, respectively.

In 2006, in connection with the financing of the Coatings Acquisition, the Company borrowed AUD $10, or approximately $7, from RSM Europe B.V., an affiliated subsidiary of Hexion. As part of the financing of the Inks Acquisition, the Company borrowed an additional AUD $16, or $12, under this note from RSM Europe B.V. These notes were paid off in 2006 and had related interest expense of $1 for the year ended December 31, 2006.

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

Indemnities related to the pre-closing operations of sold assets normally do not represent additional liabilities to the Company, but simply serve to protect the buyer from potential liability associated with the Company’s existing obligations at the time of sale. As with any liability, the Company has accrued for those pre-closing obligations that it considers probable and reasonably estimable. The amounts recorded at December 31, 2007 are not significant.

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

11. Commitments and Contingencies

Environmental Matters

The Company’s operations involve the use, handling, processing, storage, transportation and disposal of hazardous materials. The Company is subject to extensive environmental regulation and is therefore exposed to the risk of claims for environmental remediation or restoration. In addition, violations of environmental laws or permits may result in restrictions being imposed on operating activities, substantial fines, penalties, damages or other costs, any of which could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

The Company has recorded liabilities of $6 and $4 at December 31, 2007 and 2006, respectively, for nine locations for all probable environmental remediation, indemnification and restoration liabilities. These amounts include estimates of unasserted claims the Company believes are probable of loss and reasonably estimable. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may fall within a range of $3 to $9 in the aggregate, at December 31, 2007. This estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of this range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if the underlying facts or circumstances change, the final outcome could differ materially from these estimates.

At four of these locations, the Company is conducting environmental remediation and restoration under business realignment programs due to closure of the sites. Total reserves related to these sites included in Business realignment reserves were $2 and $1 at December 31, 2007 and 2006, respectively. Much of this remediation is being performed by the Company on a voluntary basis; therefore, the Company has greater control over the costs to be incurred and the timing of cash flows. The Company anticipates the amounts under these reserves will be paid within the next five years.

Non-Environmental Legal Matters

The Company is involved in various product liability, commercial and employment litigation, personal injury, property damage and other legal proceedings that are considered to be in the ordinary course of business. The Company has reserves of $4 and $3 at December 31, 2007 and 2006, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable. The following legal claim is not in the ordinary course of business:

Brazil Tax Claim—In 1992, the State of Sao Paulo Administrative Tax Bureau issued an assessment against Brazil Quimica, a wholly owned subsidiary of the Company, claiming that excise taxes were owed on certain intercompany loans made for centralized cash management purposes. These loans were characterized by the Tax Bureau as intercompany sales. Since that time, management and the Tax Bureau have held discussions and the subsidiary filed an administrative appeal seeking cancellation of the assessment. The Administrative Court upheld the assessment in December 2001. In 2002, the subsidiary filed a second appeal with the highest-level Administrative Court, again seeking cancellation of the assessment. In February 2007, the highest-level Administrative Court upheld the assessment. The Company has requested a review of this decision and continues to believe it has a strong defense against the assessment. If a judicial appeal is required, a bond or pledge of assets will be required to guarantee the assessment. At December 31, 2007, the amount of the assessment, including tax, penalties, monetary correction and interest, is 58 million Brazilian reais, or approximately $33.

12. Pension and Non-Pension Postretirement Benefit Plans

The Company sponsors defined benefit pension plans covering most Canadian, German and Malaysian employees. Depending on the plan, benefits are based on eligible compensation and/or years of credited service. Retirement benefits in other foreign locations are primarily defined contribution plans.

The Company also provides non-pension postretirement benefit plans to its Canadian employees. This plan provides the participants with supplemental benefits to the respective provincial healthcare plan in Canada.

The Company adopted SFAS 158, Employers’ Accounting for Defined Benefit and Other Postretirement Plans – an amendment of FASB No. 87, 88, 106 and 132(R), as of December 31, 2006. SFAS 158 requires, among other things, the recognition of the funded status of each defined pension benefit plan, retiree health care, other postretirement benefit plans and postemployment benefit plans on the Consolidated Balance Sheets. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. The initial impact of the standard was recognized as a component of Accumulated other comprehensive loss in Shareholder’s equity, net of their related tax effect.

Amortization of amounts in Accumulated other comprehensive loss are included in the Consolidated Statements of Operations, and other incremental changes in these amounts not recognized in the Consolidated Statements of Operations in the year in which they arise, are recognized as changes in Accumulated other comprehensive loss as they occur. Additional minimum pension liabilities (“AML”) and related intangible assets were derecognized when the new standard was adopted.

The following table summarizes the effect of required changes in Accumulated other comprehensive loss as of December 31, 2006 prior to the adoption of SFAS 158, which relate to AML as well as the impact of the initial adoption of SFAS 158.

	December 31, 2006 Prior to AML and SFAS 158 Adjustments	AML Adjustment	SFAS 158 Adjustment	December 31, 2006 Post AML and SFAS 158 Adjustments
Long-term pension obligations	$122	$—	$(18)	$104
Other long-term liabilities	4	—	9	13
Accumulated other comprehensive loss	(52)	—	9	(43)

The following table presents the change in benefit obligation, change in plan assets and components of funded status for the Company’s defined benefit pension and non-pension postretirement benefit plans for the years ended December 31:

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
Change in Benefit Obligation
Benefit obligation at beginning of year	$114	$110	$5	$5
Service cost	2	2	—	—
Interest cost	5	5	—	—
Actuarial gains	(5)	(11)	(2)	—
Foreign currency exchange rate changes	12	12	2	—
Benefits paid	(4)	(4)	—	—
Acquisitions / divestitures	1	—	—	—

Benefit obligation at end of year	125	114	5	5

Change in Plan Assets
Fair value of plan assets at beginning of year	7	6	—	—
Actual return on plan assets	—	1	—	—
Employer contribution	4	4	—	—
Foreign currency exchange rate changes	1	—	—	—
Benefits paid	(4)	(4)	—	—

Fair value of plan assets at end of year	8	7	—	—

Funded status of the plan at end of year	$(117)	$(107)	$(5)	$(5)

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
Amounts recognized in the Consolidated Balance Sheets at December 31 consist of:
Other current liabilities	$(3)	$(3)	$—	$—
Long-term pension obligations	(114)	(104)	—	—
Other long-term liabilities	—	—	(5)	(5)
Accumulated other comprehensive (income) loss	(17)	(13)	1	3

Net amounts recognized	$(134)	$(120)	$(4)	$(2)

Amounts recognized in Accumulated other comprehensive loss at December 31 consist of:
Net actuarial (gain) loss	$(17)	$(13)	$1	$3

Net amounts recognized	$(17)	$(13)	$1	$3

Pension plans with underfunded or non-funded accumulated benefit obligations at December 31:
Aggregate projected benefit obligation	$125	$114
Aggregate accumulated benefit obligation	113	102
Aggregate fair value of plan assets	8	7

The Arkema Acquisition during the year ended December 31, 2007 included two unfunded defined benefit plans with a total projected benefit obligation at the date of acquisition of $2.Actuarial gains during the year ended December 31, 2007 of $5 relating to the pension plans in Germany resulted from changes in actuarial assumptions on the German plans. The foreign currency impact reflected in these rollforward tables are for changes in the euro and Canadian dollar versus the U.S. dollar.

Plan assets of $8 and $7 at December 31, 2007 and 2006, respectively, relate to the Company’s funded pension plan that has an accumulated benefit obligation of $10 and $9 at December 31, 2007 and 2006, respectively.

Following are the components of net pension and postretirement expense recognized by the Company for the years ended December 31:

	Pension Benefits			Postretirement benefits
	2007	2006	2005	2007	2006	2005
Service cost	$2	$2	$2	$—	$—	$—
Interest cost on projected benefit obligation	5	5	3	—	—	—
Expected return on assets	(1)	—	—	—	—	—

Net expense	$6	$7	$5	$—	$—	$—

The following amounts were recognized in other comprehensive income during the year ended December 31, 2007:

	Pension Benefits	Postretirement Benefits	Total
Net actuarial gains arising during the year	$(4)	$(2)	$(6)
Deferred income taxes	1	1	2

Gain recognized in other comprehensive income, net of tax	$(3)	$(1)	$(4)

The amounts in Accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are less than $1.

Determination of actuarial assumptions

The Company’s actuarial assumptions are determined separately for each plan, taking into account the demographics of the population, the target asset allocations for funded plans, regional economic trends, statutory requirements and other factors that could impact the benefit obligation and plan assets.

The discount rates selected reflect the rate at which pension obligations could be effectively settled. For 2007, the Company selected the discount rates based on cash flow models using the yields of high-grade corporate bonds or the local equivalent with maturities consistent with the Company’s anticipated cash flow projections.

The expected rates of future compensation level increases are based on salary and wage trends in the chemical and other similar industries, as well as the Company’s specific compensation targets by country. Input is obtained from the Company’s internal Human Resources group and from outside actuaries. These rates include components for wage rate inflation and merit increases.

The expected long-term rate of return on Canadian plan assets is determined based on the plans’ current and projected asset mix. To determine the expected overall long-term rate of return on assets, the Company takes into account the rates on long-term debt investments held within the portfolio, as well as expected trends in the equity markets. Peer data and historical returns are reviewed and the Company consults with its actuaries, as well as investment professionals, to confirm that the Company’s assumptions are reasonable.

The weighted average rates used to determine the benefit obligations were as follows at December 31:

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
Discount rate	5.5%	4.6%	5.5%	5.3%
Rate of increase in future compensation levels	3.0%	2.5%	—	—
The weighted average assumed health care cost trend rates are as follows at December 31:
Health care cost trend rate assumed for next year			8.0%	6.9%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)			4.7%	4.4%
Year that the rate reaches the ultimate trend rate			2017	2015

The weighted average rates used to determine net periodic pension and postretirement expense were as follows for the years ended December 31:

	Pension Benefits			Postretirement Benefits
	2007	2006	2005	2007	2006	2005
Discount rate	4.6%	4.3%	4.4%	5.3%	5.0%	6.5%
Rate of increase in future compensation levels	2.5%	2.5%	2.5%	—	—	—
Expected long-term rate of return on plan assets	7.0%	7.0%	7.0%	—	—	—

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

	Actual		Target
	2007	2006	2008
Weighted average allocations of Canadian pension plan assets at December 31:
Equity securities	59%	58%	60%
Debt securities	36%	36%	35%
Cash, short-term investments and other	5%	6%	5%

	100%	100%	100%

Projections of Plan Contributions and Benefit Payments

The Company expects to make contributions totaling $5 to its defined benefit pension plans in 2008.

Estimated future plan benefit payments as of December 31, 2007 are as follows:

	Pension Benefits	Postretirement Benefits
2008	$4	$—
2009	4	—
2010	4	—
2011	4	—
2012	4	—
2013 to 2017	23	1

Defined Contribution and Other Plans

The Company sponsors a number of defined contribution plans for its employees in various countries. Depending upon the country and plan, eligible salaried and hourly employees may contribute up to 7% of their pay as basic contributions to the plans. The Company provides matching contributions of up to 100% of the basic contributions. Total charges to operations for matching contributions under these plans were $4, $3 and $2 for the years ended December 31, 2007, 2006 and 2005.

The Company’s German subsidiaries offer a government subsidized early retirement program(“Altersteilzeit” or “AZT Plans”) to eligible employees, which are accounted for under the guidance of Emerging Issues Task Force Issue No. 05-5. The Company has liabilities for these arrangements totaling $2 and $1 for the years ended December 31, 2007 and 2006, respectively. The expense for these plans was less than $1 for the years ended December 31, 2007, 2006 and 2005.

13. Shareholder’s Equity

Shareholder’s equity at December 31, 2007 and 2006 reflects the common equity of Hexion Canada with all of the common equity of its subsidiaries eliminated, except for the equity of Hexion Argentina, representing Hexion’s 12% interest, Hexion Malaysia, representing Hexion’s 34% interest, and Nimbus, totaling $5 and $3, respectively.

Hexion Canada has 489,866 shares of no-par common stock outstanding during all periods presented with an unlimited number of common, Preference and Class B Preference shares authorized.

In 2005, Hexion made a capital contribution to the Company of $95 relating to a partial repayment of Hexion Canada’s loan from Nova Scotia to finance the acquisition of Bakelite (See Note 9).

14. Income Taxes

Comparative analysis of Hexion Canada’s income tax expense (benefit) follows:

	2007	2006	2005
Current
Federal and provincial	$(4)	$7	$(2)
Foreign	33	24	8

Total	29	31	6
Deferred
Federal and provincial	(2)	—	1
Foreign	(8)	1	(2)

Total	(10)	1	(1)

Income tax expense	$19	$32	$5

A reconciliation of the Company’s combined differences between income taxes computed at Canadian Federal statutory tax rate of 22.12% and provisions for income taxes follows:

	2007	2006	2005
Income taxes computed at federal statutory tax rate	$13	$22	$3
Foreign rate differentials	8	2	2
Expenses not deductible for tax	4	3	2
Unrepatriated earnings of foreign subsidiaries	—	1	2
Adjustment of prior estimates and other	—	5	(4)
Changes in tax laws and rates	(4)	—	—
Provincial taxes and other	(2)	(1)	—

Income tax expense	$19	$32	$5

Consolidated tax expense reflects higher tax rates in foreign jurisdictions compared to the domestic rate of 22.12%. In addition, a change in the German tax law in July 2007, which includes a reduction in the enacted German income tax rate results in the Company recognizing a tax benefit of approximately $4 for the year ended December 31, 2007.

The domestic and foreign components of the Company’s income (loss) before income taxes are as follows:

	2007	2006	2005
Domestic	$(36)	$(6)	$(7)
Foreign	94	106	23

	$58	$100	$16

The tax effects of the Company’s significant temporary differences, and net operating loss and credit carryforwards, which comprise the deferred tax assets and liabilities at December 31, 2007 and 2006, are as follows:

	2007	2006
Assets
Accrued and other expenses	$9	$12
Net operating loss and credit carryforwards	21	19
Pension liabilities	13	14
Certain intangibles	—	3

Gross deferred tax assets	43	48
Valuation allowance	(23)	(24)

Net deferred tax asset	20	24

Liabilities
Property, equipment and intangibles	(33)	(53)
Unrepatriated earnings of foreign subsidiaries	(17)	(17)
Certain intangibles	(16)	—
Other long term liabilities	(3)	(3)

Gross deferred tax liabilities	(69)	(73)

Net deferred tax liability	$(49)	$(49)

The Company’s deferred tax assets include foreign net operating loss carryforwards. As of December 31, 2007, the foreign net operating loss carryforwards available are $73, related primarily to the UK. These net operating loss carryforwards have an unlimited carryover and do not expire. A valuation allowance of $20 has been provided against the foreign attributes.

The Company conducts business globally and, as a result, certain of its subsidiaries file income tax returns in various foreign jurisdictions. In the normal course of business, the Company is subject to examinations by taxing authorities throughout the world, including major jurisdictions such as Australia, Brazil, New Zealand, Germany, Italy, Korea and the UK.

The Company continuously reviews issues that are raised from ongoing examinations and open tax years to evaluate the adequacy of its liabilities. As the various taxing authorities continue with their audit/examination programs, the Company will adjust its reserves accordingly to reflect these settlements.

Unrecognized Tax Benefits

Effective January 1, 2007, the Company adopted Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax contingencies and the tax position taken, or expected to be taken, in a tax return. Upon adoption of this standard, the Company reversed a tax contingency recorded in prior periods which increased Retained Earnings $2 for the cumulative effect of adopting FIN 48. The Company currently has $0 recorded for unrecognized tax benefits.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of

Hexion Specialty Chemicals Canada, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholder’s equity (deficit) and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of Hexion Specialty Chemicals Canada, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 12 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit and other postretirement plans as of December 31, 2006. As discussed in Note 14 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions as of January 1, 2007.

PricewaterhouseCoopers LLP
Columbus, Ohio
March 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder

of Hexion Specialty Chemicals Canada, Inc.

We have audited the accompanying consolidated statements of operations, cash flows, and shareholder’s equity (deficit) and comprehensive income (loss) of Hexion Specialty Chemicals Canada, Inc. (a wholly-owned subsidiary of Hexion Specialty Chemicals, Inc.) and subsidiaries (the “Company”) for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of National Borden Chemical Germany GmbH (a subsidiary), which statements reflect total revenues constituting 39% percent of consolidated total revenues for the year ended December 31, 2005. Such financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for National Borden Chemical Germany GmbH, is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Columbus, Ohio
March 16, 2006, except for the effect of the matter described in Note 4, as to which the date is October 16, 2006

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholder of

National Borden Chemical GmbH:

In our opinion, the consolidated statements of operations, of shareholder’s equity and cash flows present fairly, in all material respects, the operations and cash flows of National Borden Chemical Germany GmbH, and its subsidiaries, for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Columbus, Ohio
March 16, 2006, except for the effect of the matter described in Note 17, as to which the date is October 16, 2006