Form 10-Q
period 2008-03-31
HEXION SPECIALTY CHEMICALS, INC.
filed 2008-05-14
CIK 13239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on May 1, 2008: 82,556,847

HEXION SPECIALTY CHEMICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

	Three Months ended March 31,
(In millions)	2008	2007
Net sales	$1,636	$1,438
Cost of sales	1,429	1,216

Gross profit	207	222
Selling, general and administrative expense	104	100
Pending merger costs	9	—
Integration costs	7	9
Other operating expense, net	5	9

Operating income	82	104
Interest expense, net	78	76
Other non-operating (income) expense, net	(3)	2

Income before income tax, earnings from unconsolidated entities and minority interest	7	26
Income tax expense	13	21

(Loss) income before earnings from unconsolidated entities and minority interest	(6)	5
Earnings from unconsolidated entities, net of taxes	1	1
Minority interest in net income of consolidated subsidiaries	(1)	(2)

Net (loss) income	$(6)	$4

Comprehensive income	$28	$18

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

(In millions, except share data)	March 31, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$191	$199
Accounts receivable (net of allowance for doubtful accounts of $24 and $22, respectively)	984	874
Inventories:
Finished and in-process goods	471	418
Raw materials and supplies	192	185
Other current assets	78	78

Total current assets	1,916	1,754

Other assets, net	233	223
Property and equipment
Land	110	105
Buildings	337	325
Machinery and equipment	2,293	2,231

	2,740	2,661
Less accumulated depreciation	(1,099)	(1,046)

	1,641	1,615
Goodwill	213	206
Other intangible assets, net	211	208

Total assets	$4,214	$4,006

Liabilities and Shareholder’s Deficit
Current liabilities
Accounts and drafts payable	$791	$718
Debt payable within one year	86	85
Interest payable	61	54
Income taxes payable	62	47
Other current liabilities	410	342

Total current liabilities	1,410	1,246

Long-term liabilities
Long-term debt	3,638	3,635
Long-term pension and post employment benefit obligations	226	220
Deferred income taxes	145	141
Other long-term liabilities	140	138

Total liabilities	5,559	5,380

Minority interest in consolidated subsidiaries	12	12
Commitments and contingencies (See Note 6)

Shareholder’s Deficit
Common stock—$0.01 par value; 300,000,000 shares authorized, 170,605,906 issued and 82,556,847 outstanding at March 31, 2008 and December 31, 2007	1	1
Paid-in deficit	(12)	(13)
Treasury stock, at cost—88,049,059 shares	(296)	(296)
Accumulated other comprehensive income	208	174
Accumulated deficit	(1,258)	(1,252)

Total shareholder’s deficit	(1,357)	(1,386)

Total liabilities and shareholder’s deficit	$4,214	$4,006

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

	Three months ended March 31,
(In millions)	2008	2007
Cash flows provided by (used in) operating activities
Net (loss) income	$(6)	$4
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	52	47
Minority interest in net income of consolidated subsidiaries	1	2
Stock-based compensation expense	1	1
Gain on sale of assets, net of tax	(5)	—
Deferred tax provision	10	5
Other non-cash adjustments	(1)	5
Net change in assets and liabilities, excluding acquisitions:
Accounts receivable	(78)	(62)
Inventories	(36)	(45)
Accounts and drafts payable	50	4
Income taxes payable	12	1
Other assets, current and non-current	(1)	6
Other liabilities, current and long-term	19	10

Net cash provided by (used in) operating activities	18	(22)

Cash flows used in investing activities
Capital expenditures	(22)	(22)
Acquisition of businesses, net of cash acquired	—	(63)
Deferred acquisition costs	(1)	—
Proceeds from the sale of assets	8	—

Net cash used in investing activities	(15)	(85)

Cash flows (used in) provided by financing activities
Net short-term debt repayments	(2)	(8)
Borrowings of long-term debt	179	665
Repayments of long-term debt	(190)	(560)
Payments of dividends on common stock	(1)	—

Net cash (used in) provided by financing activities	(14)	97

Effect of exchange rates on cash and cash equivalents	3	1
Decrease in cash and equivalents	(8)	(9)
Cash and cash equivalents at beginning of period	199	64

Cash and cash equivalents at end of period	$191	$55

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net	$69	$65
Income taxes, net of cash refunds	2	14

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S DEFICIT AND COMPREHENSIVE INCOME

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

(In millions)	Common Stock	Paid-in Deficit	Treasury Stock	Accumulated Other Comprehensive Income (a)	Accumulated Deficit	Total
Balance at December 31, 2007	$1	$(13)	$(296)	$174	$(1,252)	$(1,386)
Net loss	—	—	—	—	(6)	(6)
Deferred losses on cash flow hedges	—	—	—	(21)	—	(21)
Gain recognized in comprehensive income from pension and postretirement benefits, net of tax	—	—	—	2	—	2
Translation adjustments	—	—	—	53	—	53

Comprehensive income	—	—	—	—	—	28

Stock-based compensation expense	—	1	—	—	—	1

Balance at March 31, 2008	$1	$(12)	$(296)	$208	$(1,258)	$(1,357)

(a)	Accumulated other comprehensive income at March 31, 2008 represents $269 of net foreign currency translation gains, net of tax, $46 of net deferred losses on cash flow hedges and a $15 loss, net of tax, related to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement benefit plans. Accumulated other comprehensive income at December 31, 2007 represents $216 of net foreign currency translation gains, net of tax, $25 of net deferred losses on cash flow hedges, and a $17 loss, net of tax, related to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement benefit plans.

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

Pending Merger Costs—The Company incurred Pending merger costs totaling $9 for the three months ended March 31, 2008. These costs represent accounting, tax and miscellaneous costs related to the pending Huntsman Corporation (“Huntsman”) merger.

Integration Costs—The Company incurred Integration costs totaling $7 and $9 for the three months ended March 31, 2008 and 2007, respectively. These costs represent Hexion formation related redundancy and plant rationalization costs and incremental administrative costs from integration programs since the Hexion formation, as well as costs to implement a single, company-wide, management information and accounting system and a new consolidations and financial reporting system.

Reclassifications—Certain prior period balances have been reclassified to conform with current presentations.

Recently Issued Accounting Standard

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires enhanced disclosures about derivative instruments and hedging activities to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 will be effective for the Company on January 1, 2009.

3. Acquisitions and Divestitures

Huntsman Agreement

On July 12, 2007, the Company announced the signing of an Agreement and Plan of Merger (the “Agreement”) to acquire Huntsman in an all-cash transaction initially valued at approximately $10,600, which includes the assumption of debt. Under the terms of the Agreement, Huntsman stockholders will receive $28.00 in cash for each outstanding share of Huntsman common stock. The Agreement also provides that the cash price per share to be paid by the Company will increase each day through the consummation of the merger at the equivalent of approximately 8% per annum (less any dividends or distributions declared or made) beginning April 6, 2008. In connection with the transaction, the Company has obtained financing commitments from affiliates of Credit Suisse and Deutsche Bank.

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

Prior to entering into the Agreement, Huntsman terminated an Agreement and Plan of Merger with Basell AF. As a result, Huntsman paid Basell AF a break-up fee in the amount of $200, of which the Company funded $100 in July 2007. This amount has been recorded as a deferred acquisition cost and is included in Other assets, net in the unaudited Condensed Consolidated Balance Sheets. The Company has also recorded $28 of other deferred acquisition costs in Other assets, net in the unaudited Condensed Consolidated Balance Sheets.

The transaction was approved by Huntsman’s stockholders on October 16, 2007. The transaction is subject to regulatory approval in the United States, European Union and several other countries as well as other customary closing conditions. Under the Agreement, the Company is obligated to take any and all action necessary, including but not limited to selling assets or businesses of the Company to obtain the necessary regulatory approvals. In January 2008, the Company agreed to allow additional time for the Federal Trade Commission to review the proposed merger. To accommodate the extension, on April 5, 2008, the Company exercised its option to extend the termination date under the Agreement for 90 days, thereby extending the termination date to July 4, 2008. If the transaction is terminated, in certain circumstances, the Company would be required to pay Huntsman a termination fee of $325.

2008 Divestitures

The Company recognized a gain of $7 ($5 net of tax) during the three months ended March 31, 2008 for the sale of certain assets of a non-core product line. This amount is included in Other operating expense, net in the Company’s unaudited Condensed Consolidated Statements of Operations.

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

During each of the three months ended March 31, 2008 and 2007, the Company recognized expense of less than $1 for the Management Consulting Agreement. These amounts are included in Other operating expense, net in the Company’s unaudited Condensed Consolidated Statements of Operations.

Other Transactions

The Company sells finished goods to certain Apollo affiliates. These sales were $2 and $1 for the three months ended March 31, 2008 and 2007, respectively. Accounts receivable from these affiliates were $1 at March 31, 2008 and December 31, 2007. The Company also purchases raw materials and services from certain Apollo affiliates. These purchases were $1 and $3 for the three months ended March 31, 2008 and 2007, respectively. The Company had accounts payable to Apollo and affiliates of less than $1 at March 31, 2008 and December 31, 2007.

5. Fair Value Disclosures

On January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements for assets and liabilities measured or disclosed at fair value on a recurring basis. This statement establishes a standard definition of fair value, establishes a framework under generally accepted accounting principles to measure fair value and expands disclosure requirements for fair value measurements. The Company has not yet applied the provisions of SFAS No. 157 to its nonfinancial assets and liabilities measured on a non-recurring basis, in accordance with FSP 157-2, Effective Date of FASB Statement No. 157. SFAS No. 157 will be adopted for nonfinancial assets and liabilities measured on a non-recurring basis on January 1, 2009 and is not expected to have a material impact on the Company’s consolidated financial statements. The Company’s major classes of nonfinancial assets and liabilities measured on a non-recurring basis include reporting units, long-lived assets and intangible assets measured at fair value for impairment assessment as well as assets and liabilities initially measured at fair value in a business combination.

SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company is required to measure its derivative financial instruments at fair value on a recurring basis. The Company utilizes observable market data or assumptions that market participants would use in measuring the fair values of the derivative instruments.

SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

•	Level 1: Inputs are quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 1 primarily consists of financial instruments traded on exchange or futures markets.

•

Level 2: Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those derivative instruments transacted primarily in over the counter markets.

•	Level 3: Unobservable inputs, for example, inputs derived through extrapolation or interpolation that cannot be corroborated by observable market data.

Following is a summary of assets and liabilities measured at fair value on a recurring basis as of March 31, 2008:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Derivative assets (liabilities), net	1	(139)	—	(138)

6. Commitments and Contingencies

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

The following table summarizes all probable environmental remediation, indemnification and restoration liabilities, including related legal expenses, at March 31, 2008 and December 31, 2007.

	Number of Sites		Liability		Range of Reasonably Possible Costs
Site Description	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007	Low	High
Geismar, LA	1	1	$18	$18	$11	$28
Superfund and offsite landfills – allocated share:

Less than 1%	25	23	1	1	1	2
Equal to or greater than 1%	12	12	8	8	5	15
Currently-owned	14	15	7	7	5	14
Formerly-owned:
Remediation	9	8	3	3	2	13
Monitoring only	9	10	2	2	1	4

	70	69	$39	$39	$25	$76

These amounts include estimates for unasserted claims that the Company believes are probable of loss and reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of a range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. At March 31, 2008 and December 31, 2007, $7 has been included in Other current liabilities in the unaudited Condensed Consolidated Balance Sheets with the remaining amount included in Other long-term liabilities.

Following is a discussion of the Company’s environmental liabilities and the related assumptions at March 31, 2008:

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

Due to the long-term nature of the project, the reliability of timing and the ability to estimate remediation payments, a portion of this liability was recorded at its net present value, assuming a 3% discount rate and a time period of thirty years. The range of possible outcomes is discounted in a similar manner. The undiscounted liability, which is expected to be paid over 30 years, is approximately $24. Over the next five years, we expect to make ratable payments totaling $6.

Superfund Sites and Offsite Landfills—The Company is currently involved in environmental remediation activities at a number of sites for which it has been notified that it is, or may be, a PRP under the United States Comprehensive Environmental Response, Compensation and Liability Act or similar state “superfund” laws. The Company anticipates approximately 50% of the estimated liability for these sites will be paid within the next five years, with the remainder over the next twenty-five years. The Company generally does not bear a significant level of responsibility for these sites, and as a result, has little control over the costs and timing of cash flows.

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

Sites Under Current Ownership—The Company is conducting environmental remediation at a number of locations that it currently owns, of which three sites are no longer in operation. As the Company is performing a portion of the remediation on a voluntary basis, it has some control over the costs to be incurred and the timing of cash flows. The Company expects to pay approximately $4 of these liabilities within the next three years, with the remainder over the next ten years. The factors influencing the ultimate outcome include the methods of remediation elected, the conclusions and assessment of site studies remaining to be completed, and the time period required to complete the work. No other parties are responsible for remediation at these sites.

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

Non-Environmental Legal Matters

The Company is involved in various legal proceedings in the ordinary course of business and has reserves of $9 and $15 at March 31, 2008 and December 31, 2007, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable. At March 31, 2008 and December 31, 2007, $4 and $10, respectively, has been included in Other current liabilities in the unaudited Condensed Consolidated Balance Sheets with the remaining amount included in Other long-term liabilities.

Following is a discussion of significant non-environmental legal proceedings:

Brazil Tax Claim—In 1992, the State of Sao Paulo Administrative Tax Bureau issued an assessment against the Company’s Brazilian subsidiary claiming that excise taxes were owed on certain intercompany loans made for centralized cash management purposes. These loans were characterized by the Tax Bureau as intercompany sales. Since that time, management and the Tax Bureau have held discussions and the subsidiary filed an administrative appeal seeking cancellation of the assessment. The Administrative Court upheld the assessment in December 2001. In 2002, the subsidiary filed a second appeal with the highest-level Administrative Court, again seeking cancellation of the assessment. In February 2007, the highest-level Administrative Court upheld the assessment. The Company requested a review of this decision. On April 23, 2008, the Brazilian Administrative Tax Tribunal issued its final decision upholding the assessment against the subsidiary. The Company will file an Annulment action in the Brazilian Judicial Courts in early May 2008 along with a request for an injunction to suspend the tax collection. The Company will pledge certain properties and assets in Brazil to support the injunction if so required by the Court. The Company continues to believe it has a strong defense against the assessment. At March 31, 2008, the amount of the assessment, including tax, penalties, monetary correction and interest, is 58 Brazilian reais, or approximately $33.

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

Formosa Plant—Several lawsuits were filed in Sangamon County, Illinois in May 2006 against the Company on behalf of individuals injured or killed in an explosion at a Formosa Plastics Corporation (“Formosa”) plant in Illiopolis, Illinois that occurred on April 23, 2004. The Company sold the facility in 1987. The facility was operated by BCPOLP until it was sold to Formosa out of BCPOLP’s bankrupt estate in 2002. In March 2007, an independent federal agency found that operator errors caused the explosion, but that current and former owners could have implemented systems to minimize the impacts from these errors. In March 2008, the Company filed a motion for summary judgment. At this time there is inadequate information from which to estimate a potential range of liability, if any.

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

HAI Antitrust Class Action—In November 2003, HA-International, LLC (“HAI”) received a grand jury subpoena from the U.S. Department of Justice Antitrust Division relating to a foundry resins grand jury investigation. Between May and July 2004, eighteen lawsuits were filed in various jurisdictions alleging that the Company and HAI, along with various other entities, conspired to fix foundry resin prices and allocate markets. Subsequently, ten of the cases were dropped and the eight remaining cases were consolidated in the U.S. District Court for the Southern District of Ohio. In the fourth quarter of 2005, the grand jury investigation was closed without issuing indictments. On May 2, 2007, the District Court ruled that the plaintiffs’ proposed class of non-contract foundry resin purchasers would be certified. The defendants’ appeal of this decision to the 6th Circuit Court of Appeals was denied. HAI’s settlement negotiations with plaintiffs resulted in an agreement reached on October 29, 2007 to pay the class $6 with no admission of wrong doing. Payment was made in the first quarter of 2008. The action was dismissed as to all HAI defendants, including the Company, on March 28, 2008.

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

7. Pension and Postretirement Expense

Following are the components of net pension and postretirement expense (benefit) recognized by the Company for the three months ended March 31, 2008 and 2007:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2008	2007	2008	2007
Service cost	$1	$1	$2	$2
Interest cost on projected benefit obligation	4	4	4	3
Expected return on assets	(4)	(4)	(2)	(2)
Amortization of prior service cost	—	—	—	—
Recognized actuarial loss	2	2	—	1

Net expense	$3	$3	$4	$4

	Non-Pension Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2008	2007	2008	2007
Service cost	$—	$—	$—	$—
Interest cost on projected benefit obligation	—	—	—	—
Amortization of prior service benefit	(3)	(3)	—	—
Recognized actuarial gain	—	—	—	—
Settlement gain	—	—	—	—

Net benefit	$(3)	$(3)	$—	$—

8. Segment Information

The Company’s business segments are based on the products that the Company offers and the markets that it serves. At March 31, 2008, the Company had four reportable segments: Epoxy and Phenolic Resins, Formaldehyde and Forest Products Resins, Coatings and Inks, and Performance Products. A summary of the major products of the Company’s reportable segments follows:

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

The Company’s organizational structure continues to evolve. It is also continuing to refine its operating structure to more closely link similar products, minimize divisional boundaries and improve the Company’s ability to serve multi-dimensional common customers. These refinements, when complete, and the pending Huntsman merger may result in future changes to the Company’s reportable segments.

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

	Three months ended March 31,
	2008	2007
Net Sales to Unaffiliated Customers(1)(2)(3):
Epoxy and Phenolic Resins	$639	$567
Formaldehyde and Forest Product Resins	554	428
Coatings and Inks	332	343
Performance Products	111	100

	$1,636	$1,438

Segment EBITDA(2)(3):
Epoxy and Phenolic Resins	$74	$95
Formaldehyde and Forest Product Resins	53	44
Coatings and Inks	19	25
Performance Products	21	18
Corporate and Other	(13)	(12)

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.
(2)

Net sales and Segment EBITDA include the Orica Limited adhesives and resins business acquisition and the Arkema GmbH forest products resins and formaldehyde business acquisition from February 1, 2007 and November 1, 2007, respectively.

(3)	Certain of the Company’s product lines have been realigned, resulting in reclassifications between segments. Prior period balances have been reclassified to conform to current presentations.

Reconciliation of Segment EBITDA to Net (Loss) Income:

	Three months ended March 31,
	2008	2007
Segment EBITDA:
Epoxy and Phenolic Resins	$74	$95
Formaldehyde and Forest Product Resins	53	44
Coatings and Inks	19	25
Performance Products	21	18
Corporate and Other	(13)	(12)

Reconciliation:
Items not included in Segment EBITDA
Pending merger costs	(9)	—
Integration costs	(7)	(9)
Non-cash items	4	(6)
Unusual items:
Gain on divestiture of assets	7	—
Business realignments	(3)	(6)
Other	(9)	(1)

Total unusual items	(5)	(7)

Total adjustments	(17)	(22)
Interest expense, net	(78)	(76)
Income tax expense	(13)	(21)
Depreciation and amortization	(52)	(47)

Net (loss) income	$(6)	$4

Items not included in Segment EBITDA

For the three months ended March 31, 2008, Pending merger costs represent accounting, tax and miscellaneous costs related to the pending Huntsman merger.

For the three months ended March 31, 2008 and 2007, Integration costs represent redundancy and plant rationalization costs, incremental administrative costs for integration programs as a result of the Hexion formation and recent acquisitions as well as costs to implement a single, company-wide, management information and accounting system and a new consolidations and financial reporting system.

For the three months ended March 31, 2008 and 2007, Non-cash items represent stock-based compensation expense, impairments of property and equipment, and unrealized derivative and foreign exchange gains and losses.

Not included in Segment EBITDA are certain non-cash and certain non-recurring income or expenses that are deemed by management to be unusual in nature. For the three months ended March 31, 2008, these items consisted of a gain on the sale of certain assets of a non-core product line, business realignment costs, income related to the European solvent coating resins business (the “announced Alkyds Divestiture”), realized foreign exchange losses and management fees. For the three months ended March 31, 2007, these items consisted of business realignment costs, income related to the announced Alkyds Divestiture and management fees.

9. Guarantor/Non-Guarantor Subsidiary Financial Information

The Company and certain of its U.S. subsidiaries guarantee debt issued by its wholly owned subsidiaries Hexion Nova Scotia, ULC and Hexion U.S. Finance Corporation (together, the “Subsidiary Issuers”), which includes the $625 second-priority notes due 2014 and the $200 floating rate second-priority senior secured notes due 2014.

The following information contains the condensed consolidating financial information for Hexion (the parent), the subsidiary issuers, the combined subsidiary guarantors (Borden Chemical Investments, Inc., Borden Chemical Foundry, LLC, Lawter International, Inc., HSC Capital Corporation, Borden Chemical International, Inc., Hexion CI Holding Company and Oilfield Technology Group, Inc.) and the combined non-guarantor subsidiaries, which includes all of the Company’s foreign subsidiaries and HAI.

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

HEXION SPECIALTY CHEMICALS, INC.

THREE MONTHS ENDED MARCH 31, 2008

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$705	$—	$—	$1,058	$(127)	$1,636
Cost of sales	630	—	—	926	(127)	1,429

Gross profit	75	—	—	132	—	207
Selling, general and administrative expense	39	—	—	65	—	104
Pending merger costs	7	—	—	2	—	9
Integration costs	4	—	—	3	—	7
Other operating expense, net	1	—	—	4	—	5

Operating income	24	—	—	58	—	82
Interest expense, net	42	20	—	16	—	78
Intercompany interest expense (income)	20	(24)	—	4	—	—
Other non-operating (income) expense, net	(3)	3	—	(3)	—	(3)

(Loss) income before income tax, earnings from unconsolidated entities and minority interest	(35)	1	—	41	—	7
Income tax expense	1	—	—	12	—	13

(Loss) income before earnings from unconsolidated entities and minority interest	(36)	1	—	29	—	(6)
Earnings from unconsolidated entities, net of taxes	31	—	1	1	(32)	1
Minority interest in net loss of consolidated subsidiaries	(1)	—	—	—	—	(1)

Net (loss) income	$(6)	$1	$1	$30	$(32)	$(6)

HEXION SPECIALTY CHEMICALS, INC.

THREE MONTHS ENDED MARCH 31, 2007

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$617	$—	$—	$918	$(97)	$1,438
Cost of sales	541	—	—	772	(97)	1,216

Gross profit	76	—	—	146	—	222
Selling, general and administrative expense	42	—	—	58	—	100
Integration costs	4	—	—	5	—	9
Other operating expense, net	1	—	—	8	—	9

Operating income	29	—	—	75	—	104
Interest expense, net	47	20	—	9	—	76
Intercompany interest expense (income)	15	(22)	—	7	—	—
Other non-operating (income) expense, net	(1)	1	—	2	—	2

(Loss) income from continuing operations before income tax, earnings from unconsolidated entities and minority interest	(32)	1	—	57	—	26
Income tax expense	2	—	—	19	—	21

(Loss) income from continuing operations before earnings from unconsolidated entities and minority interest	(34)	1	—	38	—	5
Earnings from unconsolidated entities, net of taxes	40	—	3	1	(43)	1
Minority interest in net income of consolidated subsidiaries	(2)	—	—	—	—	(2)

Net (loss) income	$4	$1	$3	$39	$(43)	$4

HEXION SPECIALTY CHEMICALS, INC.

MARCH 31, 2008

CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$27	$—	$—	$164	$—	$191
Accounts receivable, net	323	4	—	657	—	984
Inventories:
Finished and in-process goods	197	—	—	274	—	471
Raw materials and supplies	68	—	—	124	—	192
Other current assets	14	—	—	64	—	78

Total current assets	629	4	—	1,283	—	1,916

Other assets
Investment in subsidiaries	958	—	22	—	(980)	—
Other assets, net	167	14	—	52	—	233

	1,125	14	22	52	(980)	233

Property and equipment, net	632	—	—	1,009	—	1,641
Goodwill	101	—	—	112	—	213
Other intangible assets, net	80	—	—	131	—	211

Total assets	$2,567	$18	$22	$2,587	$(980)	$4,214

Liabilities and Shareholder’s (Deficit) Equity
Current liabilities
Accounts and drafts payable	$271	$—	$—	$520	$—	$791
Accounts payable (receivable) to affiliates	133	(20)	(14)	(99)	—	—
Debt payable within one year	23	—	—	63	—	86
Loans (receivable from) payable to affiliates	104	—	—	(104)	—	—
Interest payable	35	25	—	1	—	61
Income taxes payable	12	—	—	50	—	62
Other current liabilities	125	11	7	267	—	410

Total current liabilities	703	16	(7)	698	—	1,410

Long-term liabilities
Long-term debt	2,149	825	—	664	—	3,638
Intercompany loans payable (receivable)	834	(892)	(13)	71	—	—
Long-term pension and post employment benefit obligations	76	—	—	150	—	226
Deferred income taxes	40	—	—	105	—	145
Other long-term liabilities	115	—	—	25	—	140

Total liabilities	3,917	(51)	(20)	1,713	—	5,559

Minority interest in consolidated subsidiaries	7	—	—	5	—	12
Shareholder’s (deficit) equity	(1,357)	69	42	869	(980)	(1,357)

Total liabilities and shareholder’s (deficit) equity	$2,567	$18	$22	$2,587	$(980)	$4,214

HEXION SPECIALTY CHEMICALS, INC.

DECEMBER 31, 2007

CONDENSED CONSOLIDATING BALANCE SHEET

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$107	$—	$—	$92	$—	$199
Accounts receivable, net	239	4	—	631	—	874
Inventories:		—
Finished and in-process goods	183	—	—	235	—	418
Raw materials and supplies	71	—	—	114	—	185
Other current assets	39	—	—	39	—	78

Total current assets	639	4	—	1,111	—	1,754

Other assets
Investment in subsidiaries	861	—	23	—	(884)	—
Other assets, net	156	14	—	53	—	223

	1,017	14	23	53	(884)	223

Property and equipment, net	641	—	—	974	—	1,615
Goodwill	101	—	—	105	—	206
Other intangible assets, net	82	—	—	126	—	208

Total assets	$2,480	$18	$23	$2,369	$(884)	$4,006

Liabilities and Shareholder’s (Deficit) Equity
Current liabilities
Accounts and drafts payable	$279	$—	$—	$439	$—	$718
Accounts payable to (receivable from) affiliates	20	(5)	(8)	(7)	—	—
Debt payable within one year	29	—	—	56	—	85
Loans payable to (receivable from) affiliates	413	—	—	(413)	—	—
Interest payable (receivable)	43	10	—	1	—	54
Income taxes payable	13	—	—	34	—	47
Other current liabilities	144	—	—	198	—	342

Total current liabilities	941	5	(8)	308	—	1,246
Long-term liabilities
Long-term debt	2,153	825	—	657	—	3,635
Intercompany loans payable (receivable)	529	(901)	(13)	385	—	—
Long-term pension and post employment benefit obligations	80	—	—	140	—	220
Deferred income taxes	39	—	—	102	—	141
Other long-term liabilities	116	—	—	22	—	138

Total liabilities	3,858	(71)	(21)	1,614	—	5,380

Minority interest in consolidated subsidiaries	8	—	—	4	—	12
Shareholder’s (deficit) equity	(1,386)	89	44	751	(884)	(1,386)

Total liabilities and shareholder’s (deficit) equity	$2,480	$18	$23	$2,369	$(884)	$4,006

HEXION SPECIALTY CHEMICALS, INC.

THREE MONTHS ENDED MARCH 31, 2008

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(14)	$11	$—	$21	$—	$18
Cash flows (used in) provided by investing activities
Capital expenditures	(9)	—	—	(13)	—	(22)
Deferred acquisition costs	(1)	—	—	—	—	(1)
Dividend from subsidiary	—	—	—	—	—	—
Proceeds from the sale of assets	—	—	—	8	—	8

	(10)	—	—	(5)	—	(15)

Cash flows (used in) provided by financing activities
Net short-term debt (repayments) borrowings	(6)	—	—	4	—	(2)
Borrowings of long-term debt	34	—	—	145	—	179
Repayments of long-term debt	(38)	—	—	(152)	—	(190)
Affiliated loan borrowings (repayments)	(45)	(11)	—	56	—	—
Dividends received (paid)	(1)	—	—	—	—	(1)

	(56)	(11)	—	53	—	(14)

Effect of exchange rates on cash and cash equivalents	—	—	—	3	—	3

(Decrease) increase in cash and cash equivalents	(80)	—	—	72	—	(8)
Cash and cash equivalents at beginning of period	107	—	—	92	—	199

Cash and cash equivalents at end of period	$27	$—	$—	$164	$—	$191

HEXION SPECIALTY CHEMICALS, INC.

THREE MONTHS ENDED MARCH 31, 2007

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(71)	$—	$4	$45	$—	$(22)
Cash flows (used in) provided by investing activities
Capital expenditures	(13)	—	—	(9)	—	(22)
Acquisition of businesses, net of cash acquired	—	—	—	(63)	—	(63)

	(13)	—	—	(72)	—	(85)

Cash flows provided by (used in) financing activities
Net short-term debt borrowings (repayments)	(7)	—	—	(1)	—	(8)
Borrowings of long-term debt	292	—	—	373	—	665
Repayments of long-term debt	(307)	—	—	(253)	—	(560)
Affiliated loan borrowings (repayments)	100	—	—	(100)	—	—
Dividends paid	5	—	(4)	(1)	—	—

	83	—	(4)	18	—	97

Effect of exchange rates on cash and cash equivalents	—	—	—	1	—	1

Decrease in cash and cash equivalents	(1)	—	—	(8)	—	(9)
Cash and cash equivalents at beginning of period	7	—	—	57	—	64

Cash and cash equivalents at end of period	$6	$—	$—	$49	$—	$55

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in millions)

The following commentary should be read in conjunction with the audited financial statements and the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K.

Within the following discussion, unless otherwise stated, “the quarter ended March 31, 2008” and “the first quarter of 2008” refer to the three months ended March 31, 2008, and “the quarter ended March 31, 2007” and “the first quarter of 2007” refer to the three months ended March 31, 2007.

Forward-Looking and Cautionary Statements

Certain statements in this Quarterly Report on Form 10-Q including, without limitation, statements made under the caption “Overview and Outlook,” are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, the management of Hexion Specialty Chemicals, Inc. (which may be referred to as “Hexion,” “we,” “us,” “our” or the “Company”) may from time to time make oral forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “will,” “intend” or similar expressions. Forward-looking statements contained herein reflect our current views about future events and are based on currently available financial, economic and competitive data and on our current business plans. Actual results could vary materially depending on risks and uncertainties that may affect our operations, markets, services, prices and other factors as discussed in our 2007 Annual Report on Form 10-K. Important factors that could cause actual results to differ materially from those contained in forward-looking statements include, but are not limited to: economic factors such as an interruption in the supply of or increased pricing of raw materials due to natural disasters, competitive factors such as pricing actions by our competitors that could affect our operating margins, and regulatory factors such as changes in governmental regulations involving our products that lead to environmental and legal matters as discussed in our 2007 Annual Report on Form 10-K.

Overview and Outlook

Hexion was formed on May 31, 2005 by combining three Apollo Management, L.P. (“Apollo”) controlled companies: Resolution Performance Products, LLC, Resolution Specialty Materials, Inc., and Borden Chemical, Inc., which included Bakelite Aktiengesellschaft. We refer to this combination as the “Hexion Formation.”

We are one of the world’s largest producers of thermosetting resins, or thermosets. Thermosets are a critical ingredient for virtually all paints, coatings, glues and other adhesives produced for consumer or industrial uses. We provide a broad array of thermosets and associated technologies and have leading market positions in all of the key markets that we serve.

Our products are used in thousands of applications and are sold into diverse markets, such as forest products, architectural and industrial paints, packaging, consumer products and automotive coatings, as well as higher growth markets, such as composites, UV cured coatings and electrical laminates. Major industry sectors that we serve include industrial/marine, construction, consumer/durable goods, automotive, wind energy, aviation, electronics, architectural, civil engineering, repair/remodeling, graphic arts, and oil and gas field support. Key drivers for our business include general economic and industrial conditions, including housing starts, auto build rates and active gas drilling rigs. As is true for many industries, our financial results are impacted by the effect on our customers of economic upturns or downturns, as well as the impact on our own costs to produce, sell and deliver our products. Our customers use most of our products in their production processes. As a result, factors that impact their industries could significantly affect our results.

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

We believe that the Hexion Formation, as well as the pending merger with Huntsman Corporation (the “Huntsman Merger”), provide us with significant opportunities for growth through global product line management, as well as considerable opportunities to increase our operational efficiencies, reduce fixed costs, optimize manufacturing assets and improve capital spending efficiency. We are focused on increasing our revenues, cash flows and profitability. We believe we can achieve these goals through the following strategies:

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

Our business segments are based on the products that we offer and the markets that we serve. At March 31, 2008, we had four reportable segments: Epoxy and Phenolic Resins, Formaldehyde and Forest Products Resins, Coatings and Inks, and Performance Products. The major products of our reportable segments are as follows:

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

First Quarter 2008 Highlights

•

Net sales increased 14% compared to the first quarter of 2007. Despite experiencing significant volatility in our raw material costs, we have been able to pass along increased costs in higher selling prices in several of our product lines.

•

We are responding to changing market conditions and reducing excess capacity as part of our ongoing synergy and productivity initiatives. During the first quarter of 2008, we announced the closure of four facilities in our Epoxy and Phenolic Resins, Formaldehyde and Forest Products Resins, and Coatings and Inks segments.

•

We realized $6 of planned synergies in the first quarter ended March 31, 2008. We have realized $126 of cumulative planned synergies at March 31, 2008. We are progressing as planned towards the achievement of $175 in synergies from the Hexion Formation.

•

We are progressing towards the completion of the Huntsman Merger. Huntsman is a global manufacturer of differentiated chemicals, has approximately 13,000 employees and operates from multiple locations worldwide. Huntsman had 2007 revenues of approximately $10,000.

2008 Outlook

Our business is impacted by general economic and industrial conditions, including housing starts, automotive builds, oil and natural gas drilling activity and general industrial production. Our business has both geographic and end market diversity which reduces the impact of any one of these factors on our overall performance. We anticipate an increase in demand in 2008 in certain of the markets that we serve in both industrialized and developing nations and we expect an upward trend in overall utilization rates for thermosetting resins. Specifically, we expect continued strength in U.S. oil and natural gas drilling activity, which would have a positive impact on volumes in our Performance Products segment. We also expect that worldwide epoxy demand will increase in 2008 due to growth in various epoxy markets. We expect some of these volume increases to be offset by lower volumes in other key markets. We anticipate that continued softness in 2008 in North American automotive build rates will continue to exert downward volume pressure on certain product lines that are included in our Epoxy and Phenolic Resins, Coatings and Inks and Performance Products segments. We also anticipate continued softness in U.S. housing starts in 2008 that will impact our volume, primarily for our forest product resins, which is included in our Formaldehyde and Forest Product Resins segment, and our phenolic specialty resins, epoxy coating, polyester and acrylic resin product lines, which are included in our Epoxy and Phenolic Resins and Coatings and Inks segments. However, we anticipate the growth in certain European, Russian and Latin American markets will help offset a portion of the softness in the North American automotive and housing markets.

We expect that raw material cost volatility will likely continue because of volatile pricing of key feedstocks. To help mitigate raw material volatility, we have purchase and sale contracts with many of our vendors and customers that contain periodic price adjustment mechanisms. Due to differences in the timing of pricing mechanism trigger points between our sales and purchase contracts, there is often a lead-lag impact during which margins are negatively impacted in the short term, when raw material prices increase, and are positively impacted when raw material prices fall. We experienced a negative lead-lag impact on operating income of $2 for the quarter ended March 31, 2008. However, in the first quarter of 2008 we were able to raise prices across several of our product lines to partially recover higher raw material costs, which increased net sales. We will continue to focus on maintaining margins where we have opportunities in certain markets to pass through raw material price increases.

We expect to generate increased free cash flow (which we define as cash flow from operating activities less anticipated capital expenditures) in 2008 from improved sales pricing, realizing planned synergies and continued focus on reducing working capital. However, we expect that higher one-time costs associated with the Huntsman Merger will partially offset increased free cash flow. We will continue to focus on reducing debt and the resulting cash paid for interest in 2008 through increased free cash flow.

Under the Agreement and Plan of Merger to acquire Huntsman, we are obligated to take any and all action necessary, including but not limited to selling assets or businesses of the Company to obtain the necessary regulatory approvals. Upon completion of the Huntsman Merger, we will become one of the world’s largest specialty chemical producers with global size and scale, leading technology and industry positions, and significant opportunities to create value.

Matters Impacting Comparability of Results

Our unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) include the accounts of the Company and its majority-owned subsidiaries, in which minority shareholders hold no substantive participating rights, after eliminating intercompany accounts and transactions.

Our financial data includes:

•	The results of operations of the adhesives and resins business of Orica Limited (the “Orica A&R Acquisition”) since the acquisition date of February 1, 2007.

•	The results of operations of the German forest products resins and formaldehyde business of Arkema GmbH (the “Arkema Acquisition”) since the acquisition date of November 1, 2007.

Raw materials comprise approximately 80% of our product cost. The three largest raw materials used in our production processes are phenol, methanol and urea. These materials represent almost half of our total raw material costs. Fluctuations in energy costs, such as volatility in the price of crude oil and related petrochemical products, as well as the cost of natural gas have caused significant volatility in our raw material costs. The average prices of phenol, methanol, and urea increased by approximately 5%, 31% and 20%, respectively, in the first quarter of 2008 compared to the first quarter of 2007. Passing through raw material price changes can result in significant variances in sales comparisons from year to year. We had a favorable impact on sales from passing through raw material price increases to our customers, as allowed by our customer contracts, in the first quarter of 2008 compared to the first quarter of 2007.

Results of Operations

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended March 31,
(In millions)	2008	2007
Net sales	$1,636	$1,438
Cost of sales	1,429	1,216

Gross profit	207	222
Gross profit as a percentage of net sales	13%	15%
Selling, general and administrative expense	104	100
Pending merger costs	9	—
Integration costs	7	9
Other operating expense, net	5	9

Operating income	82	104
Operating income as a percentage of net sales	5%	7%
Interest expense, net	78	76
Other non-operating (income) expense, net	(3)	2

Total non-operating expenses	75	78

Income before income tax, earnings from unconsolidated entities and minority interest	7	26
Income tax expense	13	21

(Loss) income before earnings from unconsolidated entities and minority interest	(6)	5
Earnings from unconsolidated entities, net of tax	1	1
Minority interest in net income of consolidated subsidiaries	(1)	(2)

Net (loss) income	$(6)	$4

Three months ended March 31, 2008 vs. 2007

Sales

In the first quarter of 2008, net sales increased by $198 or 14%, compared with the first quarter of 2007. Net acquisitions added $45 in incremental net sales while pricing and favorable product mix added $104. We passed through raw material price increases to customers in certain of our product lines, including forest products resins and formaldehyde, certain epoxy resins and phenolic specialty resins. Higher prices and favorable product mix in our epoxy business also contributed to higher net sales. Volume declines in several of our product lines, including certain epoxy resins, versatics, North American forest products resins and formaldehyde, coatings, phenolic specialty resins and foundry application businesses negatively impacted sales by $59. These declines were primarily driven by soft North American housing and automotive markets, as well as increased competition and raw material shortages in certain product lines. The volume declines were partially offset by higher volumes in our oilfield products, international forest products resins, and specialty epoxies businesses. In addition, a net favorable currency translation of $108 contributed to the sales increase as a result of the strengthening of the euro, Canadian dollar and Brazilian real against the U.S. dollar.

Gross Profit

In the first quarter of 2008, gross profit declined by $15, or 7%, compared with the first quarter of 2007. As a percentage of sales, gross profit declined 2%. The gross profit decrease was due primarily to the impact of increased raw material and utility costs that we could not pass through to our customers. These decreases were partially offset by the impact of net acquisitions, higher prices in certain of our product lines and synergies and productivity improvements that we realized from the Hexion Formation.

Operating Income

In the first quarter of 2008, operating income declined by $22, or 21%, compared with the first quarter of 2007. As a percentage of sales, operating income declined 2%. The decline in operating income was driven primarily by the decrease in gross profit as discussed above. In addition, Selling, general and administrative expenses increased by $4 primarily as a result of recent acquisitions, but declined as a percentage of sales. Pending merger costs of $9 in the first quarter of 2008 are related to the pending Huntsman Merger. Integration costs declined by $2 as we incurred lower costs to implement a single, company-wide, management information and accounting system in the first quarter of 2008. Other operating expense, net decreased $4 primarily due to the gain on the sale of certain assets of a non-core product line.

Non-Operating Expenses

In the first quarter of 2008, total non-operating expenses decreased by $3, or 4%, compared with the first quarter of 2007. Other non-operating income, net, increased primarily due to higher unrealized foreign exchange gains in 2008 as compared to the first quarter of 2007. The increase was partially offset by an increase in net interest expense of $2 from 2007 as a result of higher average debt levels.

Income Tax Expense

Income tax expense relates primarily to income from foreign operations and increases in the domestic valuation allowance due to continued domestic losses in the U.S. for which no benefit can be recognized.

In the first quarter of 2008, income tax expense decreased by $8 compared with 2007. This is primarily due to lower pre-tax income from operations and the effect of lower tax rates in certain foreign jurisdictions.

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

	Three months ended March 31,
	2008	2007
Net Sales to Unaffiliated Customers(1)(2) (3):
Epoxy and Phenolic Resins	$639	$567
Formaldehyde and Forest Product Resins	554	428
Coatings and Inks	332	343
Performance Products	111	100

	$1,636	$1,438

Segment EBITDA(2) (3):
Epoxy and Phenolic Resins	$74	$95
Formaldehyde and Forest Product Resins	53	44
Coatings and Inks	19	25
Performance Products	21	18
Corporate and Other	(13)	(12)

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.
(2)	Net sales and Segment EBITDA include the Orica A&R Acquisition and Arkema Acquisition from February 1, 2007 and November 1, 2007, respectively.
(3)	Certain of the Company’s product lines have been realigned, resulting in reclassifications between segments. Prior period balances have been reclassified to conform to current presentations.

Three Months Ended March 31, 2008 vs. Three Months Ended March 31, 2007 Segment Results

Following is an analysis of the percentage change in sales by segment from the three months ended March 31, 2007 to the three months ended March 31, 2008:

	Volume	Price/Mix	Currency Translation	Acquisitions/ Divestitures	Total
Epoxy and Phenolic Resins	(1)%	5%	9%	—	13%
Formaldehyde and Forest Products Resins	(7)%	16%	7%	13%	29%
Coatings and Inks	(8)%	—	9%	(4)%	(3)%
Performance Products	6%	2%	3%	—	11%

Epoxy and Phenolic Resins

Net sales in the first quarter of 2008 increased by $72, or 13%, as compared to the first quarter of 2007. Lower volumes in our base epoxies, versatics and phenolic specialty resins businesses negatively impacted sales by $6, primarily due to the decline in the North American automotive and housing markets as well as increased competition in certain international markets due to the impact of the strengthening euro. Our versatics volumes were impacted by a shortage of certain of our raw materials. These volume declines were partially offset by demand in the wind energy end market, which drove increased demand for our specialty epoxies. Favorable product mix resulting from the increased specialty epoxy volumes discussed above, the pass through of higher raw material costs to customers and selected pricing improvement initiatives contributed $30 to sales. Foreign currency translation had a positive impact of $48 as the euro strengthened against the U.S. dollar in 2008.

Segment EBITDA in the first quarter of 2008 declined by $21, to $74, compared to the first quarter of 2007. The decrease is due to the volume declines discussed above and increased manufacturing, raw material and utility costs that we could not fully pass through to our customers. In addition, Segment EBITDA decreased by $6 due to the impact of a shortage of certain raw materials used in production.

Formaldehyde and Forest Products Resins

Net sales in the first quarter of 2008 increased by $126, or 29%, as compared to the first quarter of 2007. The impact of acquisitions added $58 to net sales. Sales increased $71 as commercial contracts allowed the pass-through of higher raw material costs to our customers. Lower volumes negatively impacted sales by $31. The volume decrease primarily occurred in our North American forest products resins business due to the decline in the North American housing construction market. This volume decrease was partially offset by higher volumes in our international forest products resins business due to market growth in Latin America and new product development in Western Europe. Favorable currency translation of $28 also contributed to higher sales as the euro, Canadian dollar and the Brazilian real strengthened against the U.S. dollar in 2008.

Segment EBITDA in the first quarter of 2008 increased by $9, to $53, as compared to the first quarter of 2007. The impact of acquisitions added $9 to Segment EBITDA in 2008. The Segment EBITDA generated by our organic business was flat, as the significantly lower volumes in our North American forest products resins business and the negative lead-lag impact on gross margins were offset by increased Segment EBITDA in our international businesses as a result of price and volume improvements and favorable foreign currency translation.

Coatings and Inks

Net sales in the first quarter of 2008 declined by $11, or 3%, as compared to the first quarter of 2007. Our closure of alkyds facilities in parts of Europe accounted for $13 of the decline in 2008. Volume declines also negatively impacted sales by $28. Coatings volume declines were attributable to the downturn in the North American housing construction market and the slowing housing construction markets in the U.K., Spain and Italy. The decline in inks volumes was due to competitive pressures, primarily in North America, and our exit from certain low margin product lines. These inks volume decreases were partially offset by higher volumes in Europe due to increased market share. Pricing remained consistent with 2007 as it only added $1 to sales. Favorable currency translation added $29 to sales, primarily due to the strengthened euro against the U.S. dollar in 2008.

Segment EBITDA in the first quarter of 2008 declined by $6, to $19, as compared to the first quarter 2007. The decline is primarily the result of the volume declines, as discussed above, and increased raw material costs that we were unable to pass through to our customers.

Performance Products

Net sales in the first quarter of 2008 increased by $11, or 11%, as compared to the first quarter of 2007. Volume increases positively impacted sales by $6, driven primarily by our oilfield technology products. Volume improvement in our oilfield products was a result of increased U.S. natural gas drilling activities. This volume increase was partially offset by declines in foundry volumes resulting from decreased demand in the North American automotive sector. Pricing added $2 to net sales, primarily driven by the pass-through of raw material price increases to foundry customers. Favorable currency translation of $3 also contributed to the increased sales.

Segment EBITDA in the first quarter of 2008 increased by $3, to $21, as compared to the first quarter of 2007. The increase was primarily driven by the effect of volume increases in our oilfield technology products and our focus on controlling operating costs.

Reconciliation of Segment EBITDA to Net (Loss) Income:

	Three months ended March 31,
	2008	2007
Segment EBITDA:
Epoxy and Phenolic Resins	$74	$95
Formaldehyde and Forest Product Resins	53	44
Coatings and Inks	19	25
Performance Products	21	18
Corporate and Other	(13)	(12)

Reconciliation:
Items not included in Segment EBITDA
Pending merger costs	(9)	—
Integration costs	(7)	(9)
Non-cash items	4	(6)
Unusual items:
Gain on divestiture of assets	7	—
Business realignments	(3)	(6)
Other	(9)	(1)

Total unusual items	(5)	(7)

Total adjustments	(17)	(22)
Interest expense, net	(78)	(76)
Income tax expense	(13)	(21)
Depreciation and amortization	(52)	(47)

Net (loss) income	$(6)	$4

Items not included in Segment EBITDA

For the three months ended March 31, 2008, Pending merger costs represent accounting, tax and miscellaneous costs related to the pending Huntsman merger.

For the three months ended March 31, 2008 and 2007, Integration costs represent redundancy and plant rationalization costs, incremental administrative costs for integration programs as a result of the Hexion Formation and recent acquisitions as well as costs to implement a single, company-wide, management information and accounting system and a new consolidations and financial reporting system.

For the three months ended March 31, 2008 and 2007, Non-cash items represent stock-based compensation expense, impairments of property and equipment, and unrealized derivative and foreign exchange gains and losses.

Not included in Segment EBITDA are certain non-cash and certain non-recurring income or expenses that are deemed by management to be unusual in nature. For the three months ended March 31, 2008, these items consisted of a gain on the sale of certain assets of a non-core product line, business realignment costs, income related to the European solvent coating resins business (the “announced Alkyds Divestiture”), realized foreign exchange losses and management fees. For the three months ended March 31, 2007, these items consisted of business realignment costs, income related to the announced Alkyds Divestiture and management fees.

Liquidity and Capital Resources

Sources and Uses of Cash

We are a highly leveraged company. Our liquidity requirements are significant, primarily due to our debt service requirements. At March 31, 2008, we had $3,724 of debt, including $86 of short-term debt and capital lease maturities. In addition, we had $191 of cash and cash equivalents.

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

At March 31, 2008, we had additional borrowing capacity under our senior secured revolving credit facilities of $213. We have additional credit facilities at certain domestic and international subsidiaries with various expiration dates through 2008. As of March 31, 2008, we had $72 available for borrowing under these facilities.

Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31:

	2008	2007
Operating activities	$18	$(22)
Investing activities	(15)	(85)
Financing activities	(14)	97
Effect of exchange rates on cash flow	3	1

Net change in cash and equivalents	$(8)	$(9)

Operating Activities

In the first quarter of 2008, operations provided $18. Net loss of $6 included $58 of non-cash items, of which $52 was for depreciation and amortization. Working capital (defined as accounts receivable and inventories less accounts and drafts payable) and changes in other liabilities and income taxes payable used $34 due to the growth of the business, increased raw material costs, and timing of cash collections and expense recognition versus cash payments.

In the first quarter of 2007, operations used $22 of cash. Net income of $4 included $60 of non-cash charges of which $47 was for depreciation and amortization. Working capital used cash of $103 due to the growth of the business, timing of cash collection versus cash payments, and increased inventory levels due to higher raw material costs and planned inventory builds in anticipation of manufacturing turnarounds scheduled for later in the year.

Investing Activities

In the first quarter of 2008, investing activities used $15. We spent $22 for capital expenditures, primarily for plant expansions and improvements. We generated cash of $8, primarily from the divestiture of a non-core product line.

In the first quarter of 2007, investing activities used $85 of cash. We spent $63 for acquisitions and $22 for capital expenditures, primarily for plant expansions and improvements.

Financing Activities

In the first quarter of 2008, financing activities used $14. Net short-term debt repayments were $2 and net long-term debt repayments were $11.

In the first quarter of 2007, financing activities provided $97 of cash. Net short-term debt repayments were $8. Net long-term borrowings were for acquisitions of $63 and working capital needs of $42.

Huntsman Transaction Funding Requirements

In connection with the pending Huntsman Merger, Huntsman terminated an Agreement and Plan of Merger with Basell AF. As a result, Huntsman paid Basell AF a break-up fee in the amount of $200, of which we funded $100 in July 2007. We also have capitalized $28 of additional deferred acquisition costs at March 31, 2008.

The pending Huntsman Merger was initially valued at approximately $10,600, which includes the assumption of debt. Lenders have committed, subject to certain customary conditions, to finance this merger when the transaction closes. Beginning on April 6, 2008, the cash price per share to be paid by the Company increases each day through the consummation of the merger at the equivalent of approximately 8% per annum (less any dividends or distributions declared or made). If the transaction is terminated, in certain circumstances, we will be required to pay Huntsman a termination fee of $325.

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

Fixed charges are defined as net interest expense excluding the amortization or write-off of deferred financing costs. Adjusted EBITDA is defined as EBITDA adjusted to exclude certain non-cash and certain non-recurring items. Adjusted EBITDA also includes expected future cost savings directly related to acquisitions, including the Hexion Formation, and the incremental EBITDA impact of acquisitions as if they had taken place at the beginning of the year. As we are highly leveraged, we believe that including the supplemental adjustments that are made to calculate Adjusted EBITDA provides additional information to investors about our ability to comply with our financial covenants and our ability to obtain additional debt in the future. Adjusted EBITDA and Fixed Charges are not defined terms under accounting principles generally accepted in the United States of America. Adjusted EBITDA should not be considered an alternative to operating income or net income as a measure of operating results or an alternative to cash provided by operations as a measure of liquidity. Fixed Charges should not be considered an alternative to interest expense. At March 31, 2008, we were in compliance with all of the financial covenants and restrictions that are contained in the indentures that govern our notes and all of our credit facilities.

March 31, 2008 LTM Period
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(75)
Income taxes	36
Interest expense, net	312
Depreciation and amortization expense	203

EBITDA	476
Adjustments to EBITDA:
Acquisitions EBITDA(1)	31
Pending merger and transaction costs(2)	10
Integration costs(3)	36
Non-cash items(4)	44
Unusual items:
Gain on sale of assets	(15)
Purchase accounting effects/inventory step up	1
Business realignments(5)	18
Other(6)	28

Total unusual items	32

In process Synergies(7)	49

Adjusted EBITDA	$678

Fixed charges(8)	$270

Ratio of Adjusted EBITDA to Fixed Charges(9)	2.51

(1)

Represents the incremental EBITDA impact of the Arkema Acquisition as if it had taken place at the beginning of the period. Also includes the impacts of in process synergies related to our 2007 and 2006 acquisitions.

(2)	Primarily represents accounting, tax and miscellaneous costs related to the pending Huntsman Merger.
(3)

Represents redundancy and plant rationalization costs and incremental administrative costs associated with integration programs. Also includes costs to implement a single, company-wide management information and accounting system and a new consolidations and financial reporting system.

(4)	Includes non-cash charges for impairments of property and equipment, stock-based compensation and unrealized foreign exchange and derivative activity.
(5)	Represents plant rationalization, headcount reduction and other costs associated with business realignments.
(6)	Includes the impact of the announced Alkyds Divestiture, management fees, costs to settle a lawsuit, realized foreign currency activity and costs for unplanned plant outages.
(7)	Represents estimated net unrealized synergy savings resulting from the Hexion Formation.
(8)

The charges reflect pro forma interest expense based on interest rates at May 6, 2008 as if the Arkema Acquisition and the amendment of our senior secured credit facilities had taken place at the beginning of the period.

(9)

We are required to maintain an Adjusted EBITDA to Fixed Charges ratio of greater than 2.0 to 1.0 to be able to incur additional indebtedness under our indenture for the Second Priority Senior Secured Notes. As of March 31, 2008, the Company was able to satisfy this covenant and incur additional indebtedness under this indenture.

Contractual Obligations

There have been no material changes during the first three months of 2008 in the contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Off Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2008.

Recently Issued Accounting Standard

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires enhanced disclosures about derivative instruments and hedging activities to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 will be effective for the Company on January 1, 2009.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material developments during the first three months of 2008 on the matters we have previously disclosed about quantitative and qualitative market risk in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4T.	Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we, under the supervision and with the participation of our Disclosure Committee and our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Controls

Management continues to evaluate resources, change and expand roles and responsibilities of key personnel, and make changes to certain processes related to financial close, shared services and financial reporting. In connection with these activities, we migrated to a new consolidations and financial reporting system. This change is intended to further enhance our internal control over financial reporting and our reporting capabilities. No other changes occurred in the Company’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Item 1.	Legal Proceedings

There have been no material developments during the first quarter 2008 in the ongoing legal proceedings that are included in our Annual Report on the Form 10-K for the year ended December 31, 2007.

Item 1A.	Risk Factors

There have been no material changes during the first quarter 2008 in the risk factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

There were no defaults upon senior securities during the first three months of 2008.

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

HEXION SPECIALTY CHEMICALS, INC.

Date: May 14, 2008	/s/ William H. Carter
William H. Carter
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)