Form 10-Q
period 2008-06-30
HEXION SPECIALTY CHEMICALS, INC.
filed 2008-08-14
CIK 13239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on August 1, 2008: 82,556,847

HEXION SPECIALTY CHEMICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

	Three Months ended June 30,
(In millions)	2008	2007
Net sales	$1,668	$1,464
Cost of sales	1,491	1,261

Gross profit	177	203
Selling, general and administrative expense	99	101
Pending merger costs	167	—
Integration and transaction costs	8	11
Other operating expense, net	8	2

Operating (loss) income	(105)	89
Interest expense, net	74	77
Other non-operating expense, net	1	4

(Loss) income before income tax, earnings from unconsolidated entities and minority interest	(180)	8
Income tax (benefit) expense	(1)	12

Loss before earnings from unconsolidated entities and minority interest	(179)	(4)
Earnings from unconsolidated entities, net of taxes	1	1
Minority interest in net income of consolidated subsidiaries	(2)	(1)

Net loss	$(180)	$(4)

Comprehensive (loss) income	$(153)	$38

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

	Six Months ended June 30,
(In millions)	2008	2007
Net sales	$3,304	$2,903
Cost of sales	2,920	2,484

Gross profit	384	419
Selling, general and administrative expense	203	195
Pending merger costs	176	—
Integration and transaction costs	15	21
Other operating expense, net	13	10

Operating (loss) income	(23)	193
Interest expense, net	152	153
Other non-operating (income) expense, net	(2)	6

(Loss) income before income tax, earnings from unconsolidated entities and minority interest	(173)	34
Income tax expense	12	33

(Loss) income before earnings from unconsolidated entities and minority interest	(185)	1
Earnings from unconsolidated entities, net of taxes	2	2
Minority interest in net income of consolidated subsidiaries	(3)	(3)

Net loss	$(186)	$—

Comprehensive (loss) income	$(125)	$56

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

(In millions, except share data)	June 30, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$151	$199
Accounts receivable (net of allowance for doubtful accounts of $22)	949	874
Inventories:
Finished and in-process goods	462	418
Raw materials and supplies	183	185
Other current assets	79	78

Total current assets	1,824	1,754

Other assets, net	109	223
Property and equipment
Land	112	105
Buildings	342	325
Machinery and equipment	2,314	2,231

	2,768	2,661
Less accumulated depreciation	(1,145)	(1,046)

	1,623	1,615
Goodwill	212	206
Other intangible assets, net	206	208

Total assets	$3,974	$4,006

Liabilities and Shareholder’s Deficit
Current liabilities
Accounts and drafts payable	$777	$718
Debt payable within one year	81	85
Interest payable	48	54
Income taxes payable	61	47
Other current liabilities	372	342

Total current liabilities	1,339	1,246

Long-term liabilities
Long-term debt	3,628	3,635
Long-term pension and post employment benefit obligations	216	220
Deferred income taxes	146	141
Other long-term liabilities	140	138

Total liabilities	5,469	5,380

Minority interest in consolidated subsidiaries	14	12
Commitments and contingencies (See Note 6)

Shareholder’s Deficit
Common stock—$0.01 par value; 300,000,000 shares authorized, 170,605,906 issued and 82,556,847 outstanding at June 30, 2008 and December 31, 2007	1	1
Paid-in deficit	(11)	(13)
Treasury stock, at cost—88,049,059 shares	(296)	(296)
Accumulated other comprehensive income	235	174
Accumulated deficit	(1,438)	(1,252)

Total shareholder’s deficit	(1,509)	(1,386)

Total liabilities and shareholder’s deficit	$3,974	$4,006

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

	Six months ended June 30,
(In millions)	2008	2007
Cash flows provided by operating activities
Net loss	$(186)	$—
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	106	96
Write-off of deferred acquisition costs	101	—
Minority interest in net income of consolidated subsidiaries	3	3
Stock-based compensation expense	2	2
Gain on sale of assets, net of tax	(8)	(4)
Deferred tax provision	10	4
Other non-cash adjustments	1	15
Net change in assets and liabilities, excluding acquisitions:
Accounts receivable	(38)	(68)
Inventories	(16)	(8)
Accounts and drafts payable	33	4
Income taxes payable	12	(16)
Other assets, current and non-current	8	1
Other liabilities, current and long-term	(17)	11

Net cash provided by operating activities	11	40

Cash flows used in investing activities
Capital expenditures	(50)	(47)
Capitalized interest	—	(1)
Acquisition of businesses, net of cash acquired	—	(63)
Deferred acquisition costs	—	(5)
Proceeds from the sale of assets	13	5

Net cash used in investing activities	(37)	(111)

Cash flows (used in) provided by financing activities
Net short-term debt repayments	(8)	(13)
Borrowings of long-term debt	514	1,313
Repayments of long-term debt	(532)	(1,095)
Long-term debt and credit facility financing fees	—	(2)
Payments of dividends on common stock	(1)	—

Net cash (used in) provided by financing activities	(27)	203

Effect of exchange rates on cash and cash equivalents	5	3
(Decrease) increase in cash and cash equivalents	(48)	135
Cash and cash equivalents at beginning of period	199	64

Cash and cash equivalents at end of period	$151	$199

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net	$153	$152
Income taxes, net of cash refunds	6	46

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S DEFICIT AND COMPREHENSIVE INCOME

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

(In millions)	Common Stock	Paid-in Deficit	Treasury Stock	Accumulated Other Comprehensive Income (a)	Accumulated Deficit	Total
Balance at December 31, 2007	$1	$(13)	$(296)	$174	$(1,252)	$(1,386)
Net loss	—	—	—	—	(186)	(186)
Deferred losses on cash flow hedges	—	—	—	(2)	—	(2)
Gain recognized in comprehensive income from pension and postretirement benefits, net of tax	—	—	—	1	—	1
Translation adjustments	—	—	—	62	—	62

Comprehensive loss	—	—	—	—	—	(125)

Stock-based compensation expense	—	2	—	—	—	2

Balance at June 30, 2008	$1	$(11)	$(296)	$235	$(1,438)	$(1,509)

(a)	Accumulated other comprehensive income at June 30, 2008 represents $278 of net foreign currency translation gains, net of tax, $27 of net deferred losses on cash flow hedges and a $16 loss, net of tax, related to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement benefit plans. Accumulated other comprehensive income at December 31, 2007 represents $216 of net foreign currency translation gains, net of tax, $25 of net deferred losses on cash flow hedges, and a $17 loss, net of tax, related to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement benefit plans.

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

Pending Merger Costs—The Company incurred Pending merger costs totaling $167 and $176 for the three and six months ended June 30, 2008, respectively. These costs primarily represent accounting, consulting, tax and legal costs related to the Huntsman Corporation (“Huntsman”) merger agreement and litigation (see Note 6). These costs also include the write-off of previously deferred acquisition costs (see Note 3). The Company is reviewing the deductibility of these costs for tax purposes and has not recognized a related tax benefit at June 30, 2008.

Integration and Transaction Costs—The Company incurred Integration and transaction costs totaling $8 and $11 for the three months ended June 30, 2008 and 2007, respectively, and $15 and $21 for the six months ended June 30, 2008 and 2007, respectively. These costs primarily represent Hexion formation related redundancy and incremental administrative costs from integration programs since the Hexion formation, as well as costs to implement a single, company-wide, management information and accounting system and a new consolidations and financial reporting system.

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

3. Acquisitions and Divestitures

Huntsman

On July 12, 2007, the Company announced the signing of an Agreement and Plan of Merger (the “Agreement”) to acquire Huntsman in an all-cash transaction initially valued at approximately $10,600, which included the assumption of debt. Under the terms of the Agreement, Huntsman stockholders would receive $28.00 in cash for each outstanding share of Huntsman common stock. The Agreement also provided that the cash price per share to be paid by the Company would increase each day through the consummation of the merger at the equivalent of approximately 8% per annum (less any dividends or distributions declared or made) beginning April 6, 2008. In connection with the transaction, the Company obtained financing commitments from affiliates of Credit Suisse and Deutsche Bank.

The transaction was approved by Huntsman’s stockholders on October 16, 2007. The transaction was also approved by the European Commission on June 30, 2008 conditioned on the divestiture of certain portions of the Company’s global specialty epoxy resins business. The transaction is also subject to completion of the antitrust review process in the United States; however, the Company is hopeful that the divestitures currently being undertaken in connection with the decision of the European Commission are likely to resolve any potential concerns that the United States Federal Trade Commission might have. The transaction is also subject to other customary closing conditions. Under the Agreement, the Company is obligated to take any and all action necessary, including but not limited to selling assets or businesses of the Company to obtain the necessary regulatory approvals. The divestiture of certain portions of the Company’s global specialty epoxy resins business will be consummated only if the transaction is successfully closed. If the transaction is terminated, in certain circumstances, the Company would be required to pay Huntsman a termination fee of $325.

On June 18, 2008, the Company and certain related entities filed suit in the Delaware Court of Chancery to declare their contractual rights with respect to the Agreement (the “Huntsman Action”). The Huntsman Action is captioned Hexion Specialty Chemicals, Inc., et. al. v. Huntsman Corporation, C.A. No. 3841-VCL. In the Huntsman Action, the Company alleges, among other things, that the capital structure agreed to by the Company and Huntsman for the combined company is no longer viable due primarily to Huntsman’s increased net debt and lower than expected earnings, and that consummating the merger on the basis of the agreed capital structure would render the combined company insolvent. The Huntsman Action also alleges that Huntsman has suffered a Company Material Adverse Effect, as defined in the merger agreement. See Note 6 and Item 1 – Legal Proceedings of Part II of this Quarterly Report on Form 10-Q for a description of this and other litigation related to the Agreement with Huntsman.

Prior to entering into the Agreement, Huntsman terminated an Agreement and Plan of Merger with Basell AF. As a result, Huntsman paid Basell AF a break-up fee in the amount of $200, of which the Company funded $100 in July 2007. This amount was recorded as a deferred acquisition cost and was included as a component of Other assets, net in the unaudited Condensed Consolidated Balance Sheet at December 31, 2007 and March 31, 2008. The Company had also recorded other deferred acquisition costs as a component of Other assets, net in the unaudited Condensed Consolidated Balance Sheet at December 31, 2007 and March 31, 2008. While the company is continuing to comply with the terms of the merger agreement with Huntsman, the Company has written off its previously deferred acquisition costs in Pending merger costs in the unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2008 as the Company believes that the transaction is not likely to be consummated.

2008 Divestitures

During the three months ended June 30, 2008, the Company completed the sale of a 4.99% interest in HA-International, LLC (“HAI”), a joint venture between the Company and Delta-HA, Inc. At June 30, 2008, the Company’s economic interest in HAI was 50.01%. During the three months ended March 31, 2008, the Company completed the sale of certain assets of a non-core product line.

The Company recognized net gains totaling $3 on a pretax and after tax basis and $10 ($8 net of tax) for divestitures during the three and six months ended June 30, 2008, respectively. These amounts are included in Other operating expense, net in the Company’s unaudited Condensed Consolidated Statements of Operations.

2007 Divestitures

During the three months ended June 30, 2007, the Company completed the sale of a 5% interest in HAI. The Company recognized net gains totaling $4 on a pretax and after tax basis for divestitures during the three and six months ended June 30, 2007. These amounts are included in Other operating expense, net in the Company’s unaudited Condensed Consolidated Statements of Operations.

4. Related Party Transactions

Management Consulting Agreement

The Company is subject to a seven-year Amended and Restated Management Consulting Agreement with Apollo (the “Management Consulting Agreement”) under which the Company receives certain structuring and advisory services from Apollo and its affiliates. The terms of the Management Consulting Agreement provide for annual fees of $3. The Management Consulting Agreement provides indemnification to Apollo and its affiliates and their directors, officers and representatives for potential losses from the services contemplated under these agreements.

During each of the three months ended June 30, 2008 and 2007, the Company recognized expense of less than $1 for the Management Consulting Agreement. For the six months ended June 30, 2008 and 2007, the Company recognized expense of $2. These amounts are included in Other operating expense, net in the Company’s unaudited Condensed Consolidated Statements of Operations.

Other Transactions

The Company sells products to certain Apollo affiliates. These sales were $2 and $1 for the three months ended June 30, 2008 and 2007, respectively, and $4 and $2 for the six months ended June 30, 2008 and 2007, respectively. Accounts receivable from these affiliates were $1 at June 30, 2008 and December 31, 2007. The Company also purchases raw materials and services from certain Apollo affiliates. These purchases were $1 and $3 for the three months ended June 30, 2008 and 2007, respectively, and $1 and $6 for the six months ended June 30, 2008 and 2007, respectively. The Company had accounts payable to Apollo and affiliates of less than $1 at June 30, 2008 and December 31, 2007.

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

•	Level 3: Unobservable inputs, for example, inputs derived through extrapolation or interpolation that cannot be corroborated by observable market data.

Following is a summary of assets and liabilities measured at fair value on a recurring basis as of June 30, 2008:

	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Derivative assets (liabilities), net	$2	$(118)	$—	$(116)

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

The following table summarizes all probable environmental remediation, indemnification and restoration liabilities, including related legal expenses, at June 30, 2008 and December 31, 2007.

	Number of Sites		Liability		Range of Reasonably Possible Costs
Site Description	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007	Low	High
Geismar, LA	1	1	$18	$18	$11	$28
Superfund and offsite landfills – allocated share:
Less than 1%	25	23	1	1	1	2
Equal to or greater than 1%	12	12	8	8	5	15
Currently-owned	14	15	6	7	5	13
Formerly-owned:
Remediation	10	8	3	3	1	13
Monitoring only	9	10	2	2	1	4

	71	69	$38	$39	$24	$75

These amounts include estimates for unasserted claims that the Company believes are probable of loss and reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of a range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. At June 30, 2008 and December 31, 2007, $7 has been included in Other current liabilities in the unaudited Condensed Consolidated Balance Sheets with the remaining amount included in Other long-term liabilities.

Following is a discussion of the Company’s environmental liabilities and the related assumptions at June 30, 2008:

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

Non-Environmental Legal Matters

The Company is involved in various legal proceedings in the ordinary course of business and has reserves of $15 at June 30, 2008 and December 31, 2007, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable. At June 30, 2008 and December 31, 2007, $9 and $10, respectively, has been included in Other current liabilities in the unaudited Condensed Consolidated Balance Sheets with the remaining amount included in Other long-term liabilities.

Following is a discussion of significant non-environmental legal proceedings:

Litigation Related to the Pending Merger Agreement with Huntsman Corporation— On June 18, 2008, the Company and certain related entities filed suit in the Delaware Court of Chancery to declare their contractual rights with respect to the pending merger agreement with Huntsman (the “Huntsman Action”). The Huntsman Action is captioned Hexion Specialty Chemicals, Inc., et. al. v. Huntsman Corporation, C.A. No. 3841-VCL. In the Huntsman Action, the Company alleges, among other things, that the capital structure agreed to by the Company and Huntsman for the combined company is no longer viable due primarily to Huntsman’s increased net debt and lower than expected earnings, and that consummating the merger on the basis of the agreed capital structure would render the combined company insolvent. The Huntsman Action also alleges that Huntsman has suffered a Company Material Adverse Effect, as defined in the merger agreement, in which case the Company would not be required to pay the $325 termination fee.

On July 2, 2008, Huntsman filed an answer and asserted counterclaims against the Company and the other plaintiffs in the Huntsman Action alleging, among other things, breach of contract, breach of the duty of good faith and fair dealing, tortious interference with contract, and defamation, injurious falsehood, and/or commercial disparagement (the “Counterclaims”) and seeks injunctive relief, payment of a $325 termination fee and additional damages based on the consideration that would have otherwise been payable to Huntsman’s stockholders in the merger and the injury to Huntsman’s business as a going concern alleged to have been caused by the Company’s wrongful conduct. If the Company is unable to prevail, it may be required to pay the $325 termination fee, or damages in excess of such termination fee, which would be material to the Company’s results of operations. The Company believes that the Counterclaims are without merit and intends to contest them vigorously.

On July 7, 2008, the Company and the other plaintiffs in the Huntsman Action filed an amended and supplemental complaint asserting the same claims as set forth in the June 18, 2008 complaint and also seeking a declaration that Huntsman’s extension of the termination date of the merger agreement to October 2, 2008 was invalid, and asserting that Huntsman breached the merger agreement by bringing the Texas Action described below.

Discovery in the Huntsman Action is proceeding and trial is set to begin on September 8, 2008.

On June 23, 2008, Huntsman filed suit against various Apollo parties, including two of its principals (the “Apollo Defendants”), in the District Court of Montgomery County, Texas related to matters arising out of the Huntsman merger agreement (the “Texas Action”). The Texas Action is captioned Huntsman Corporation v. Leon Black, et. al, Cause No. 08-0606037CV. In the Texas Action, Huntsman alleges fraud and tortious interference with contract and seeks, among other things, damages in excess of $3 billion. The Company is not a party to the Texas Action.

The Apollo Defendants are seeking to have the Texas Action dismissed based on, among other things, lack of personal jurisdiction and the Delaware forum selection clause in the Huntsman merger agreement The Company has been informed by the Apollo Defendants that they intend to contest the Texas Action vigorously and believe the action is entirely without merit.

Although the Company is not a party to the Texas Action, pursuant to the Management Consulting Agreement between the Company and Apollo and its affiliates, the Company is obligated in certain circumstances to indemnify Apollo and its affiliates and their directors, officers and representatives (including the Apollo Defendants) for potential losses from the services performed by such persons pursuant to the Management Consulting Agreement, which include services rendered in connection with the Company’s pending merger agreement with Huntsman.

On July 17, 2008, an individual Huntsman shareholder filed suit against the Company, Craig O. Morrison, President and Chief Executive Officer, and Joshua J. Harris, Director, in the United States District Court in the Southern District of New York related to matters arising out of the Huntsman merger agreement (the “New York Action”). The New York Action is captioned Sandra Lifschitz v. Hexion Specialty Chemicals, Inc., et al. No. 08-CV-6394 (S.D.N.Y.). The plaintiff in the New York Action seeks to represent a class of purchasers of Huntsman common stock between May 14, 2008 and June 18, 2008 (the “Class Period”). In the New York Action, the plaintiff alleges that the defendants disseminated false and misleading statements and failed to disclose material facts during the Class Period in violation of U.S. securities laws. The Company intends to vigorously defend the New York Action and believes it is entirely without merit.

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

The Company requested a review of this decision. On April 23, 2008, the Brazilian Administrative Tax Tribunal issued its final decision upholding the assessment against the subsidiary. The Company filed an Annulment action in the Brazilian Judicial Courts in early May 2008 along with a request for an injunction to suspend the tax collection. The injunction was denied but the Annulment action is being pursued. The Company is seeking court approval to pledge certain properties and assets in Brazil during the pendency of the Annulment action in lieu of paying the assessment. The Company continues to believe it has a strong defense against the assessment. At June 30, 2008, the amount of the assessment, including tax, penalties, monetary correction and interest, is 61 Brazilian reais, or approximately $38.

CTA Acoustics—From the third quarter 2003 to the first quarter 2004, six lawsuits were filed against the Company and others in the 27th Judicial District, Laurel County Circuit Court, in Kentucky, arising from an explosion at a customer’s plant where seven plant workers were killed and other workers were injured. Lawsuits seeking recovery for wrongful death, emotional and personal injury and loss of consortium were settled in the fourth quarter 2005. The Company’s share of these settlement amounts was covered by insurance. The litigation also included claims by the Company’s customer against the Company for property damage, which was tried April 2007. In May 2007, a jury awarded CTA Acoustics $122 in damages related to their loss of property, plant and equipment in the 2003 explosion. The Company’s insurance carriers appealed the jury verdict, and on July 17, 2008, they agreed to a settlement with CTA Acoustics.

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

7. Pension and Postretirement Expense

Following are the components of net pension and postretirement expense (benefit) recognized by the Company for the three and six months ended June 30, 2008 and 2007:

	Pension Benefits				Non-Pension Postretirement Benefits
	Three months ended June 30,				Three months ended June 30,
	2008		2007		2008		2007
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1	$2	$2	$2	$—	$—	$—	$—
Interest cost on projected benefit obligation	4	4	4	3	—	—	—	—
Expected return on assets	(4)	(2)	(4)	(2)	—	—	—	—
Amortization of prior service cost	—	—	—	—	(3)	—	(3)	—
Recognized actuarial loss (gain)	2	(1)	2	1	—	—	—	—

Net expense (benefit)	$3	$3	$4	$4	$(3)	$—	$(3)	$—

	Pension Benefits				Non-Pension Postretirement Benefits
	Six months ended June 30,				Six months ended June 30,
	2008		2007		2008		2007
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$3	$4	$3	$4	$—	$—	$—	$—
Interest cost on projected benefit obligation	8	8	8	6	—	—	1	—
Expected return on assets	(9)	(5)	(8)	(4)	—	—	—	—
Amortization of prior service cost	—	1	—	1	(6)	—	(6)	—
Recognized actuarial loss (gain)	4	(1)	4	1	—	—	—	—
Settlement gain	—	—	—	—	—	—	—	(1)

Net expense (benefit)	$6	$7	$7	$8	$(6)	$—	$(5)	$(1)

8. Segment Information

The Company’s business segments are based on the products that the Company offers and the markets that it serves. At June 30, 2008, the Company had four reportable segments: Epoxy and Phenolic Resins, Formaldehyde and Forest Products Resins, Coatings and Inks, and Performance Products. A summary of the major products of the Company’s reportable segments follows:

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

The Company’s organizational structure continues to evolve. It is also continuing to refine its operating structure to more closely link similar products, minimize divisional boundaries and improve the Company’s ability to serve multi-dimensional common customers. These refinements, when complete may result in future changes to the Company’s reportable segments.

Reportable Segments

Following are net sales and Segment EBITDA (earnings before interest, income taxes, depreciation and amortization) by reportable segment. Segment EBITDA is defined as EBITDA adjusted to exclude certain non-cash and certain non-recurring expenses. Segment EBITDA is the primary performance measure used by the Company’s senior management, the chief operating decision-maker and the board of directors to evaluate operating results and allocate capital resources among segments. Segment EBITDA is also the profitability measure used to set management and executive incentive compensation goals. Corporate and Other is primarily corporate general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions as well as legacy company costs not allocated to continuing segments.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net Sales to Unaffiliated Customers(1)(2)(3):
Epoxy and Phenolic Resins	$697	$598	$1,336	$1,165
Formaldehyde and Forest Product Resins	496	429	1,050	857
Coatings and Inks	358	341	690	685
Performance Products	117	96	228	196

	$1,668	$1,464	$3,304	$2,903

Segment EBITDA(2)(3):
Epoxy and Phenolic Resins	$58	$83	$132	$178
Formaldehyde and Forest Product Resins	48	45	101	89
Coatings and Inks	14	24	33	49
Performance Products	24	17	45	35
Corporate and Other	(13)	(15)	(26)	(27)

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.
(2)

Net sales and Segment EBITDA include the Orica Limited adhesives and resins business acquisition and the Arkema GmbH forest products resins and formaldehyde business acquisition from February 1, 2007 and November 1, 2007, respectively.

(3)	Certain of the Company’s product lines have been realigned, resulting in reclassifications between segments. Prior period balances have been reclassified to conform to current presentations.

Reconciliation of Segment EBITDA to Net Loss:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Segment EBITDA:
Epoxy and Phenolic Resins	$58	$83	$132	$178
Formaldehyde and Forest Product Resins	48	45	101	89
Coatings and Inks	14	24	33	49
Performance Products	24	17	45	35
Corporate and Other	(13)	(15)	(26)	(27)

Reconciliation:
Items not included in Segment EBITDA
Pending merger costs	(167)	—	(176)	—
Integration and transaction costs	(8)	(11)	(15)	(21)
Non-cash charges	(4)	(10)	—	(15)
Unusual items:
Gains on divestiture of assets	3	4	10	4
Business realignments	(10)	(4)	(13)	(10)
Other	2	1	(7)	—

Total unusual items	(5)	1	(10)	(6)

Total adjustments	(184)	(20)	(201)	(42)
Interest expense, net	(74)	(77)	(152)	(153)
Income tax benefit (expense)	1	(12)	(12)	(33)
Depreciation and amortization	(54)	(49)	(106)	(96)

Net loss	$(180)	$(4)	$(186)	$—

Items not included in Segment EBITDA

For the three and six months ended June 30, 2008, Pending merger costs primarily represent accounting, consulting, tax and legal costs related to the pending Huntsman merger and litigation. Pending merger costs also include the write-off of previously deferred acquisition costs (see Note 3).

For the three and six months ended June 30, 2008 and 2007, Integration and transaction costs primarily represent redundancy and incremental administrative costs for integration programs as a result of the Hexion formation and recent acquisitions; as well as costs to implement a single, company-wide, management information and accounting system and a new consolidations and financial reporting system.

For the three and six months ended June 30, 2008 and 2007, Non-cash items represent stock-based compensation expense, impairments of property and equipment, accelerated depreciation, and unrealized derivative and foreign exchange gains and losses.

Not included in Segment EBITDA are certain non-cash and certain non-recurring income or expenses that are deemed by management to be unusual in nature. For the three and six months ended June 30, 2008, these items consisted of a gain on the sale of a portion of the Company’s ownership in HAI, business realignment costs, income related to the European solvent coating resins business (the “announced Alkyds Divestiture”), realized foreign exchange losses and management fees. For the six months ended June 30, 2008, these items also consisted of a gain on the sale of certain assets of a non-core product line. For the three and six months ended June 30, 2007, these items consisted of a gain on the sale of a portion of the Company’s ownership in HAI, business realignment costs, income related to the announced Alkyds Divestiture and management fees.

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

HEXION SPECIALTY CHEMICALS, INC.

THREE MONTHS ENDED JUNE 30, 2008

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$703	$—	$—	$1,102	$(137)	$1,668
Cost of sales	636	—	—	992	(137)	1,491

Gross profit	67	—	—	110	—	177
Selling, general and administrative expense	32	—	—	67	—	99
Pending merger costs	22	—	—	145	—	167
Integration and transaction costs	6	—	—	2	—	8
Other operating (income) expense, net	—	—	(4)	12	—	8

Operating income (loss)	7	—	4	(116)	—	(105)
Interest expense, net	39	20	—	15	—	74
Intercompany interest expense (income)	21	(23)	—	2	—	—
Other non-operating (income) expense, net	(3)	3	—	1	—	1

(Loss) income before income tax, earnings from unconsolidated entities and minority interest	(50)	—	4	(134)	—	(180)
Income tax (benefit) expense	(3)	—	—	2	—	(1)

(Loss) income before earnings from unconsolidated entities and minority interest	(47)	—	4	(136)	—	(179)
Earnings from unconsolidated entities, net of taxes	(131)	—	1	1	130	1
Minority interest in net loss of consolidated subsidiaries	(2)	—	—	—	—	(2)

Net (loss) income	$(180)	$—	$5	$(135)	$130	$(180)

HEXION SPECIALTY CHEMICALS, INC.

THREE MONTHS ENDED JUNE 30, 2007

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$658	$—	$—	$876	$(70)	$1,464
Cost of sales	569	—	—	762	(70)	1,261

Gross profit	89	—	—	114	—	203
Selling, general and administrative expense	42	—	—	59	—	101
Integration and transaction costs	7	—	—	4	—	11
Other operating expense, net	1	—	(4)	5	—	2

Operating income	39	—	4	46	—	89
Interest expense, net	46	21	—	10	—	77
Intercompany interest expense (income)	17	(24)	—	7	—	—
Other non-operating (income) expense, net	(3)	2	—	5	—	4

(Loss) income before income tax, earnings from unconsolidated entities and minority interest	(21)	1	4	24	—	8
Income tax expense	2	—	—	10	—	12

(Loss) income before earnings from unconsolidated entities and minority interest	(23)	1	4	14	—	(4)
Earnings from unconsolidated entities, net of taxes	20	—	1	1	(21)	1
Minority interest in net income of consolidated subsidiaries	(1)	—	—	—	—	(1)

Net (loss) income	$(4)	$1	$5	$15	$(21)	$(4)

HEXION SPECIALTY CHEMICALS, INC.

SIX MONTHS ENDED JUNE 30, 2008

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,407	$—	$—	$2,161	$(264)	$3,304
Cost of sales	1,265	—	—	1,919	(264)	2,920

Gross profit	142	—	—	242	—	384
Selling, general and administrative expense	71	—	—	132	—	203
Pending merger costs	29	—	—	147	—	176
Integration and transaction costs	10	—	—	5	—	15
Other operating expense (income), net	1	—	(3)	15	—	13

Operating income (loss)	31	—	3	(57)	—	(23)
Interest expense, net	81	39	—	32	—	152
Intercompany interest expense (income)	41	(47)	—	6	—	—
Other non-operating (income) expense, net	(7)	7	—	(2)	—	(2)

(Loss) income before income tax, earnings from unconsolidated entities and minority interest	(84)	1	3	(93)	—	(173)
Income tax (benefit) expense	(2)	—	—	14	—	12

(Loss) income before earnings from unconsolidated entities and minority interest	(82)	1	3	(107)	—	(185)
Earnings from unconsolidated entities, net of taxes	(101)	—	3	2	98	2
Minority interest in net income of consolidated subsidiaries	(3)	—	—	—	—	(3)

Net (loss) income	$(186)	$1	$6	$(105)	$98	$(186)

HEXION SPECIALTY CHEMICALS, INC.

SIX MONTHS ENDED JUNE 30, 2007

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,275	$—	$—	$1,795	$(167)	$2,903
Cost of sales	1,110	—	—	1,541	(167)	2,484

Gross profit	165	—	—	254	—	419
Selling, general and administrative expense	84	—	—	111	—	195
Integration and transaction costs	12	—	—	9	—	21
Other operating expense (income), net	1	—	(4)	13	—	10

Operating income	68	—	4	121	—	193
Interest expense, net	93	41	—	19	—	153
Intercompany interest expense (income)	32	(46)	—	14	—	—
Other non-operating (income) expense, net	(4)	3	—	7	—	6

(Loss) income before income tax, earnings from unconsolidated entities and minority interest	(53)	2	4	81	—	34
Income tax expense	4	—	—	29	—	33

(Loss) income before earnings from unconsolidated entities and minority interest	(57)	2	4	52	—	1
Earnings from unconsolidated entities, net of taxes	60	—	4	2	(64)	2
Minority interest in net income of consolidated subsidiaries	(3)	—	—	—	—	(3)

Net (loss) income	$—	$2	$8	$54	$(64)	$—

HEXION SPECIALTY CHEMICALS, INC.

JUNE 30, 2008

CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$23	$—	$—	$128	$—	$151
Accounts receivable, net	286	4	—	659	—	949
Inventories:
Finished and in-process goods	203	—	—	259	—	462
Raw materials and supplies	67	—	—	116	—	183
Other current assets	22	—	—	57	—	79

Total current assets	601	4	—	1,219	—	1,824

Other assets
Investment in subsidiaries	843	—	21	—	(864)	—
Other assets, net	37	14	—	58	—	109

	880	14	21	58	(864)	109

Property and equipment, net	626	—	—	997	—	1,623
Goodwill	101	—	—	111	—	212
Other intangible assets, net	78	—	—	128	—	206

Total assets	$2,286	$18	$21	$2,513	$(864)	$3,974

Liabilities and Shareholder’s (Deficit) Equity
Current liabilities
Accounts and drafts payable	$276	$—	$—	$501	$—	$777
Accounts (receivable from) payable to affiliates	(141)	(4)	(7)	152	—	—
Debt payable within one year	19	—	—	62	—	81
Loans (receivable from) payable to affiliates	117	—	—	(117)	—	—
Interest payable	37	10	—	1	—	48
Income taxes payable	16	—	—	45	—	61
Other current liabilities	185	—	—	187	—	372

Total current liabilities	509	6	(7)	831	—	1,339

Long-term liabilities
Long-term debt	2,145	825	—	658	—	3,628
Intercompany loans payable (receivable)	904	(887)	(14)	(3)	—	—
Long-term pension and post employment benefit obligations	72	—	—	144	—	216
Deferred income taxes	40	—	—	106	—	146
Other long-term liabilities	115	—	—	25	—	140

Total liabilities	3,785	(56)	(21)	1,761	—	5,469

Minority interest in consolidated subsidiaries	10	—	—	4	—	14
Shareholder’s (deficit) equity	(1,509)	74	42	748	(864)	(1,509)

Total liabilities and shareholder’s (deficit) equity	$2,286	$18	$21	$2,513	$(864)	$3,974

HEXION SPECIALTY CHEMICALS, INC.

DECEMBER 31, 2007

CONDENSED CONSOLIDATING BALANCE SHEET

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$107	$—	$—	$92	$—	$199
Accounts receivable, net	239	4	—	631	—	874
Inventories:
Finished and in-process goods	183	—	—	235	—	418
Raw materials and supplies	71	—	—	114	—	185
Other current assets	39	—	—	39	—	78

Total current assets	639	4	—	1,111	—	1,754

Other assets
Investment in subsidiaries	861	—	23	—	(884)	—
Other assets, net	156	14	—	53	—	223

	1,017	14	23	53	(884)	223

Property and equipment, net	641	—	—	974	—	1,615
Goodwill	101	—	—	105	—	206
Other intangible assets, net	82	—	—	126	—	208

Total assets	$2,480	$18	$23	$2,369	$(884)	$4,006

Liabilities and Shareholder’s (Deficit) Equity
Current liabilities
Accounts and drafts payable	$279	$—	$—	$439	$—	$718
Accounts payable to (receivable from) affiliates	20	(5)	(8)	(7)	—	—
Debt payable within one year	29	—	—	56	—	85
Loans payable to (receivable from) affiliates	413	—	—	(413)	—	—
Interest payable	43	10	—	1	—	54
Income taxes payable	13	—	—	34	—	47
Other current liabilities	144	—	—	198	—	342

Total current liabilities	941	5	(8)	308	—	1,246
Long-term liabilities
Long-term debt	2,153	825	—	657	—	3,635
Intercompany loans payable (receivable)	529	(901)	(13)	385	—	—
Long-term pension and post employment benefit obligations	80	—	—	140	—	220
Deferred income taxes	39	—	—	102	—	141
Other long-term liabilities	116	—	—	22	—	138

Total liabilities	3,858	(71)	(21)	1,614	—	5,380

Minority interest in consolidated subsidiaries	8	—	—	4	—	12
Shareholder’s (deficit) equity	(1,386)	89	44	751	(884)	(1,386)

Total liabilities and shareholder’s (deficit) equity	$2,480	$18	$23	$2,369	$(884)	$4,006

HEXION SPECIALTY CHEMICALS, INC.

SIX MONTHS ENDED JUNE 30, 2008

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(92)	$2	$—	$101	$—	$11
Cash flows (used in) provided by investing activities
Capital expenditures	(23)	—	—	(27)	—	(50)
Dividend from subsidiary	6	—	—	—	(6)	—
Proceeds from the sale of assets	—	—	5	8	—	13

	(17)	—	5	(19)	(6)	(37)

Cash flows provided by (used in) financing activities
Net short-term debt (repayments) borrowings	(11)	—	—	3	—	(8)
Borrowings of long-term debt	169	—	—	345	—	514
Repayments of long-term debt	(177)	—	—	(355)	—	(532)
Affiliated loan borrowings (repayments)	45	(2)	—	(43)	—	—
Dividends paid	(1)	—	(5)	(1)	6	(1)

	25	(2)	(5)	(51)	6	(27)

Effect of exchange rates on cash and cash equivalents	—	—	—	5	—	5

(Decrease) increase in cash and cash equivalents	(84)	—	—	36	—	(48)
Cash and cash equivalents at beginning of period	107	—	—	92	—	199

Cash and cash equivalents at end of period	$23	$—	$—	$128	$—	$151

HEXION SPECIALTY CHEMICALS, INC.

SIX MONTHS ENDED JUNE 30, 2007

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(52)	$—	$—	$92	$—	$40
Cash flows (used in) provided by investing activities
Capital expenditures	(25)	—	—	(22)	—	(47)
Capitalized interest	(1)	—	—	—	—	(1)
Acquisition of businesses, net of cash acquired	—	—	—	(63)	—	(63)
Deferred acquisition costs	(5)	—	—	—	—	(5)
Proceeds for the sale of businesses, net	—	—	5	—	—	5

	(31)	—	5	(85)	—	(111)

Cash flows provided by (used in) financing activities
Net short-term debt borrowings (repayments)	(13)	—	—	—	—	(13)
Borrowings of long-term debt	641	—	—	672	—	1,313
Repayments of long-term debt	(673)	—	—	(422)	—	(1,095)
Long-term debt and credit facility financing fees	(1)	—	—	(1)	—	(2)
Affiliated loan borrowings (repayments)	212	—	—	(212)	—	—
Dividends paid	10	—	(5)	(5)	—	—

	176	—	(5)	32	—	203

Effect of exchange rates on cash and cash equivalents	—	—	—	3	—	3

Increase in cash and cash equivalents	93	—	—	42	—	135
Cash and cash equivalents at beginning of period	7	—	—	57	—	64

Cash and cash equivalents at end of period	$100	$—	$—	$99	$—	$199

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in millions)

The following commentary should be read in conjunction with the audited financial statements and the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K.

Within the following discussion, unless otherwise stated, “the quarter ended June 30, 2008” and “the second quarter of 2008” refer to the three months ended June 30, 2008, and “the quarter ended June 30, 2007” and “the second quarter of 2007” refer to the three months ended June 30, 2007, “the first half of 2008” and “the first half of 2007” refer to the six months ended June 30, 2008 and the six months ended June 30, 2007, respectively.

Forward-Looking and Cautionary Statements

Certain statements in this Quarterly Report on Form 10-Q including, without limitation, statements made under the caption “Overview and Outlook,” are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, the management of Hexion Specialty Chemicals, Inc. (which may be referred to as “Hexion,” “we,” “us,” “our” or the “Company”) may from time to time make oral forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “will,” “intend” or similar expressions. Forward-looking statements contained herein reflect our current views about future events and are based on currently available financial, economic and competitive data and on our current business plans. Actual results could vary materially depending on risks and uncertainties that may affect our operations, markets, services, prices and other factors as discussed in our 2007 Annual Report on Form 10-K and in Item 1A – Risk Factors of Part II of this Quarterly Report on Form 10-Q. Important factors that could cause actual results to differ materially from those contained in forward-looking statements include, but are not limited to: our pending merger with Huntsman, including the pending litigation; economic factors such as an interruption in the supply of or increased pricing of raw materials; competitive factors such as pricing actions by our competitors that could affect our operating margins; and regulatory factors such as changes in governmental regulations involving our products that lead to environmental and legal matters as discussed in our 2007 Annual Report on Form 10-K.

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

Our products are used in thousands of applications and are sold into diverse markets, such as forest products, architectural and industrial paints, packaging, consumer products and automotive coatings, as well as higher growth markets, such as composites, UV cured coatings and electrical laminates. Major industry sectors that we serve include industrial/marine, construction, consumer/durable goods, automotive, wind energy, aviation, electronics, architectural, civil engineering, repair/remodeling, graphic arts, and oil and gas field support. Key drivers for our business include general economic and industrial conditions, including housing starts, auto build rates and active gas drilling rigs. As is true for many industries, our financial results are impacted by the effect on our customers of economic upturns or downturns, as well as by the impact on our own costs to produce, sell and deliver our products. Our customers use most of our products in their production processes. As a result, factors that impact their industries could significantly affect our results.

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

We believe we have opportunities for growth through global product line management, as well as opportunities to increase our operational efficiencies, reduce fixed costs, optimize manufacturing assets and improve capital spending efficiency. We are focused on increasing our revenues, cash flows and profitability. We believe we can achieve these goals through the following strategies:

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

Our business segments are based on the products that we offer and the markets that we serve. At June 30, 2008, we had four reportable segments: Epoxy and Phenolic Resins, Formaldehyde and Forest Products Resins, Coatings and Inks, and Performance Products. The major products of our reportable segments are as follows:

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

We are party to various legal proceedings related to our pending merger agreement with Huntsman. For further information on these legal proceedings, see Item 1 – Legal Proceedings of Part II of this Quarterly Report on Form 10-Q.

2008 Highlights

•

Net sales increased 14% in both the second quarter of 2008 and the first half of 2008 as compared to the comparable periods one year ago. Despite experiencing significant volatility in our raw material costs, we have been able to pass along increased costs in higher selling prices in several of our product lines.

•

We realized $5 and $11 of planned synergies in the three and six months ended June 30, 2008, respectively. We have realized $131 of cumulative planned synergies at June 30, 2008. We are progressing as planned towards the achievement of $175 in synergies from the Hexion Formation.

•

We are responding to changing market conditions and reducing excess capacity as part of our ongoing synergy and productivity initiatives. We ceased production at four facilities in our Epoxy and Phenolic Resins, Formaldehyde and Forest Products Resins, and Coatings and Inks segments in the second quarter of 2008 and expect to cease production at another facility in the third quarter of 2008 in our Coatings and Inks segment.

•	We have begun construction of a formaldehyde and forest products resins manufacturing complex to serve the engineering wood products market in southern Brazil.

2008 Outlook

Our business is impacted by general economic and industrial conditions, including housing starts, automotive builds, oil and natural gas drilling activity and general industrial production. Our business has both geographic and end market diversity which reduces the impact of any one of these factors on our overall performance. We anticipate an increase in demand in 2008 in certain of the markets that we serve in both industrialized and developing nations. Specifically, we expect continued strength in U.S. oil and natural gas drilling activity, which would have a positive impact on volumes in our Performance Products segment. We also expect that specialty epoxy demand will increase in 2008 due to growth in wind energy markets. We expect some of these volume increases to be offset by lower volumes in other key markets. We anticipate that continued softness in 2008 in North American automotive build rates will continue to exert downward volume pressure on certain product lines that are included in our Epoxy and Phenolic Resins, Coatings and Inks and Performance Products segments. We also anticipate continued softness in U.S. housing starts in 2008 that will impact our volume, primarily for our forest product resins, which is included in our Formaldehyde and Forest Product Resins segment, and our phenolic specialty resins, epoxy coating, polyester and acrylic resin product lines, which are included in our Epoxy and Phenolic Resins and Coatings and Inks segments. However, we anticipate the growth in certain European, Russian and Latin American markets will help offset a portion of the softness in the North American automotive and housing markets.

We expect that raw material cost volatility will likely continue because of volatile pricing of key feedstocks. To help mitigate raw material volatility, we have purchase and sale contracts with many of our vendors and customers that contain periodic price adjustment mechanisms. Due to differences in the timing of pricing mechanism trigger points between our sales and purchase contracts, there is often a lead-lag impact during which margins are negatively impacted in the short term, when raw material prices increase, and are positively impacted when raw material prices fall. We experienced a positive lead-lag impact on operating income of $1 for the quarter ended June 30, 2008, but a cumulative negative lead-lag impact of $1 for the first half of 2008. In the first half of 2008 we were able to raise prices across several of our product lines to partially recover higher raw material costs, which increased net sales. We will continue to focus on maintaining margins where we have opportunities in certain markets to pass through raw material price increases. In addition, we expect certain raw material shortages in our Epoxy and Phenolic Resins segment to continue.

In the short-term, we expect free cash flow (which we define as cash flow from operating activities less anticipated capital expenditures) improvements from improved sales pricing, realizing planned synergies and continued focus on reducing working capital will be offset by higher one-time Pending merger costs.

Matters Impacting Comparability of Results

Our unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries, in which minority shareholders hold no substantive participating rights, after eliminating intercompany accounts and transactions.

Our financial data includes:

•	The results of operations of the adhesives and resins business of Orica Limited (the “Orica A&R Acquisition”) since the acquisition date of February 1, 2007.

•	The results of operations of the German forest products resins and formaldehyde business of Arkema GmbH (the “Arkema Acquisition”) since the acquisition date of November 1, 2007.

Raw materials comprise approximately 80% of our product cost. The three largest raw materials used in our production processes are phenol, methanol and urea. These materials represent almost half of our total raw material costs. Fluctuations in energy costs, such as volatility in the price of crude oil and related petrochemical products, as well as the cost of natural gas have caused increased utility costs and volatility in our raw material costs. The average prices of phenol, methanol and urea increased by approximately 2%, 50% and 75%, respectively, in the second quarter of 2008 compared to the second quarter of 2007. The average prices of phenol, methanol, and urea increased by approximately 3%, 38% and 47%, respectively, for the first half of 2008 compared to the first half of 2007. Passing through raw material price changes can result in significant variances in sales comparisons from year to year. We had a favorable impact on sales from passing through raw material price increases to our customers in both the three and six months ended June 30, 2008.

Results of Operations

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended June 30,		Six Months ended June 30,
(In millions)	2008	2007	2008	2007
Net sales	$1,668	$1,464	$3,304	$2,903
Cost of sales	1,491	1,261	2,920	2,484

Gross profit	177	203	384	419
Gross profit as a percentage of net sales	11%	14%	12%	14%
Selling, general & administrative expense	99	101	203	195
Pending merger costs	167	—	176	—
Integration and transaction costs	8	11	15	21
Other operating expense, net	8	2	13	10

Operating (loss) income	(105)	89	(23)	193
Operating (loss) income as a percentage of net sales	(6)%	6%	(1)%	7%
Interest expense, net	74	77	152	153
Other non-operating expense (income), net	1	4	(2)	6

Total non-operating expenses	75	81	150	159

(Loss) income before income tax, earnings from unconsolidated entities and minority interest	(180)	8	(173)	34
Income tax (benefit) expense	(1)	12	12	33

(Loss) income before earnings from unconsolidated entities and minority interest	(179)	(4)	(185)	1
Earnings from unconsolidated entities, net of taxes	1	1	2	2
Minority interest in net income of consolidated subsidiaries	(2)	(1)	(3)	(3)

Net loss	$(180)	$(4)	$(186)	$—

Three months ended June 30, 2008 vs. 2007

Sales

In the second quarter of 2008, net sales increased by $204 or 14%, compared with the second quarter of 2007. Net acquisitions added $43 in incremental net sales while pricing and favorable product mix added $108. We passed through raw material price increases to customers in certain of our product lines, including forest products resins and formaldehyde, specialty epoxies, phenolic specialty resins and coatings. Favorable product mix in our epoxy business also contributed to higher net sales. Volume declines in several of our product lines, including North American forest products resins and formaldehyde, phenolic specialty resins and coatings negatively impacted sales by $61. These declines were primarily driven by soft North American housing and automotive markets, as well as increased competition and raw material shortages in certain product lines. The volume declines were partially offset by higher volumes in our oilfield products and specialty epoxies businesses. In addition, a net favorable currency translation of $114 contributed to the sales increase as a result of the strengthening of the euro, Canadian dollar and Brazilian real against the U.S. dollar.

Gross Profit

In the second quarter of 2008, gross profit declined by $26, or 13%, compared with the second quarter of 2007. As a percentage of sales, gross profit declined 3%. The gross profit decrease was due primarily to the timing of price increases and the impact of increased raw material and utility costs that we did not fully pass through to our customers. These decreases were partially offset by the impact of net acquisitions, higher prices in certain of our product lines and synergies and productivity improvements that we realized from the Hexion Formation.

Operating (Loss) Income

In the second quarter of 2008, operating income declined by $194 compared with the second quarter of 2007. Pending merger costs of $167, which included the write-off of previously deferred acquisition costs, was the primary driver of the decrease. In addition, the decrease in operating income was impacted by the decrease in gross profit as discussed above. Other operating expense, net increased by $6 primarily due to an increase in business realignment costs. Partially offsetting the decline in operating income was a decrease in Integration and transaction costs of $3 as we incurred lower costs to implement a single, company-wide, management information and accounting system in 2008 compared to 2007. Selling, general and administrative expenses also decreased by $2. As a percentage of sales, Selling, general and administrative expenses declined by 1%.

Non-Operating Expenses

In the second quarter of 2008, total non-operating expenses decreased by $6, or 7%, compared with the second quarter of 2007. Other non-operating expense, net, decreased by $3 due to higher net realized and unrealized foreign exchange and derivative gains in 2008 compared to the second quarter of 2007. Interest expense, net also decreased by $3 from 2007 as a result of lower interest rates.

Income Tax (Benefit) Expense

Income tax expense relates primarily to income from foreign operations and increases in the domestic valuation allowance due to continued domestic losses in the U.S. for which no benefit can be recognized.

In the second quarter of 2008, income tax expense decreased by $13. This is primarily due to lower pre-tax income from operations, increased forecasted losses in certain foreign jurisdictions, the effect of lower tax rates in certain foreign jurisdictions, and the recognition of a federal tax refund.

Six months ended June 30, 2008 vs. 2007

Sales

In the first half of 2008, net sales increased by $401 or 14%, compared with the first half of 2007. Net acquisitions added $88 in incremental net sales while pricing and favorable product mix added $211. We passed through raw material price increases to customers in certain of our product lines, including forest products resins and formaldehyde, specialty epoxies, coatings and phenolic specialty resins. Higher prices and favorable product mix in our epoxy business also contributed to higher net sales. Volume declines in several of our product lines, including North American forest products resins and formaldehyde, versatics, coatings, phenolic specialty resins and foundry application businesses negatively impacted sales by $120. These declines were primarily driven by soft North American housing and automotive markets, as well as increased competition and raw material shortages in certain product lines. The volume declines were partially offset by higher volumes in our oilfield products and specialty epoxies businesses. In addition, a net favorable currency translation of $222 contributed to the sales increase as a result of the strengthening of the euro, Canadian dollar and Brazilian real against the U.S. dollar.

Gross Profit

In the first half of 2008, gross profit declined by $35, or 8%, compared with the first half of 2007. As a percentage of sales, gross profit declined 2%. The gross profit decrease was due primarily to the timing of price increases and the impact of increased raw material and utility costs that we did not pass through to our customers. These decreases were partially offset by the impact of net acquisitions, higher prices in certain of our product lines and synergies and productivity improvements that we realized from the Hexion Formation.

Operating (Loss) Income

In the first half of 2008, operating income declined by $216, compared with the first half of 2007. Pending merger costs of $176, which included the write-off of previously deferred acquisition costs, was the primary driver of the decrease. In addition, the decline in operating income was impacted by the decrease in gross profit as discussed above. Selling, general and administrative expenses increased by $8 as a result of recent acquisitions, but declined as a percentage of sales by 1%. Partially offsetting the decline in operating income was a decrease in Integration and transaction costs of $6 as we incurred lower costs to implement a single, company-wide, management information and accounting system in 2008 compared to 2007.

Non-Operating Expenses

In the first half of 2008, total non-operating expenses decreased by $9, or 6%, compared with the first half of 2007. Other non-operating expense, net, decreased by $8, due to higher net realized and unrealized foreign exchange and derivative gains in 2008 as compared to the first half of 2007. Interest expense, net decreased by $1 as a result of lower interest rates.

Income Tax (Benefit) Expense

Income tax expense relates primarily to income from foreign operations and increases in the domestic valuation allowance due to continued domestic losses in the U.S. for which no benefit can be recognized.

In the first half of 2008, income tax expense decreased by $21 compared with 2007. This is primarily due to lower pre-tax income from operations, increased forecasted losses in certain foreign jurisdictions, the effect of lower tax rates in certain foreign jurisdictions, and the recognition of a federal tax refund.

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

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net Sales to Unaffiliated Customers(1)(2)(3):
Epoxy and Phenolic Resins	$697	$598	$1,336	$1,165
Formaldehyde and Forest Product Resins	496	429	1,050	857
Coatings and Inks	358	341	690	685
Performance Products	117	96	228	196

	$1,668	$1,464	$3,304	$2,903

Segment EBITDA(2)(3):
Epoxy and Phenolic Resins	$58	$83	$132	$178
Formaldehyde and Forest Product Resins	48	45	101	89
Coatings and Inks	14	24	33	49
Performance Products	24	17	45	35
Corporate and Other	(13)	(15)	(26)	(27)

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.
(2)	Net sales and Segment EBITDA include the Orica A&R Acquisition and Arkema Acquisition from February 1, 2007 and November 1, 2007, respectively.
(3)	Certain of the Company’s product lines have been realigned, resulting in reclassifications between segments. Prior period balances have been reclassified to conform to current presentations.

Three Months Ended June 30, 2008 vs. Three Months Ended June 30, 2007 Segment Results

Following is an analysis of the percentage change in sales by segment from the three months ended June 30, 2007 to the three months ended June 30, 2008:

	Volume	Price/Mix	Currency Translation	Acquisitions/ Divestitures	Total
Epoxy and Phenolic Resins	6%	2%	9%	—	17%
Formaldehyde and Forest Products Resins	(15)%	16%	5%	10%	16%
Coatings and Inks	(13)%	8%	10%	—	5%
Performance Products	17%	4%	1%	—	22%

Epoxy and Phenolic Resins

Net sales in the second quarter of 2008 increased by $99, or 17%, compared to the second quarter of 2007. Stronger volumes contributed $35 to net sales. The volume increase was primarily driven by increased demand for our wind energy products in our specialty epoxies business, partially offset by a decline in our specialty phenolics businesses. The decline in our specialty phenolics business was due to the decline in the North American automotive and housing markets as well as increased competition in certain international markets due to the impact of the strengthening euro. Product mix, the pass through of higher raw material costs, and selected pricing improvement initiatives added $9 to net sales. Foreign currency translation had a positive impact of $55 as the euro strengthened against the U.S. dollar in 2008.

Segment EBITDA in the second quarter of 2008 declined by $25, to $58, compared to the second quarter of 2007. The decrease was primarily in our base epoxy and intermediates business due to increased raw material costs of $25 and utility costs of $8 that we did not fully pass through to our customers. In addition, Segment EBITDA decreased by $4 due to the impact of a shortage of certain raw materials used in production.

Formaldehyde and Forest Products Resins

Net sales in the second quarter of 2008 increased by $67, or 16%, as compared to the second quarter of 2007. The impact of acquisitions added $44 to net sales. Sales increased $67 as we were able to pass through higher raw material costs to our contract customers, as allowed by our commercial contracts, as well as to our non-contract customers. Lower volumes negatively impacted sales by $66. The volume decrease primarily occurred in our North American forest products resins business due to the decline in the North American housing construction market. Our North American formaldehyde business volume was negatively impacted by an extended customer shutdown while our European forest products business volumes declined as construction demand slowed in certain parts of Europe. Favorable currency translation of $22 also contributed to higher sales as the euro, Canadian dollar and the Brazilian real strengthened against the U.S. dollar in 2008.

Segment EBITDA in the second quarter of 2008 increased by $3, to $48, as compared to the second quarter of 2007. The impact of acquisitions added $5 to Segment EBITDA in 2008. The Segment EBITDA generated by our legacy business was negatively impacted by the volume declines discussed above, partially offset by incremental productivity and favorable foreign currency translation.

Coatings and Inks

Net sales in the second quarter of 2008 increased by $17, or 5%, as compared to the second quarter of 2007. Pricing contributed $28 to sales as we were able to pass through certain raw material price increases, coupled with favorable product mix. Volume declines of $46 negatively impacted sales. Coatings volume declines were attributable to the downturn in the North American housing construction market and the slowing housing construction markets in the U.K., Spain and Italy. The closure of our alkyds facilities in Europe accounted for a decrease in sales of $1. Inks volumes increased in Europe due to increased market share, but were partially offset by lower North American volumes due to competitive pressures and our exit from certain low margin product lines. Favorable currency translation added $36 to sales, primarily due to the strengthened euro against the U.S. dollar in 2008.

Segment EBITDA in the second quarter of 2008 declined by $10, to $14, as compared to the second quarter 2007. The decrease was primarily the result of the volume declines and competitive market pressures, as discussed above; and increasing raw material and utility costs that we were unable to pass through to our customers.

Performance Products

Net sales in the second quarter of 2008 increased by $21, or 22%, as compared to the second quarter of 2007. Volume increases positively impacted sales by $16, driven primarily by our oilfield technology products. Strong demand continues for our oilfield products as the high price of natural gas has led to increased U.S. drilling activities. Pricing added $4 to net sales, driven by the pass through of raw material price increases in our foundry and Asia Pacific businesses. Favorable currency translation of $1 also contributed to the increased sales.

Segment EBITDA in the second quarter of 2008 increased by $7, to $24, as compared to the second quarter of 2007. The increase was primarily driven by the effect of volume increases in our oilfield technology products.

Corporate and Other

Corporate and Other is primarily corporate general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions as well as legacy company costs not allocated to continuing segments. Corporate and Other charges decreased by $2, to $13, as compared to the second quarter of 2007, primarily due to decreased compensation related costs.

Six Months Ended June 30, 2008 vs. Six Months Ended June 30, 2007 Segment Results

Following is an analysis of the percentage change in sales by segment from the six months ended June 30, 2007 to the six months ended June 30, 2008:

	Volume	Price/Mix	Currency Translation	Acquisitions/ Divestitures	Total
Epoxy and Phenolic Resins	3%	3%	9%	—	15%
Formaldehyde and Forest Products Resins	(11)%	16%	6%	12%	23%
Coatings and Inks	(11)%	4%	10%	(2)%	1%
Performance Products	11%	3%	2%	—	16%

Epoxy and Phenolic Resins

Net sales in the first half of 2008 increased by $171, or 15%, compared to the first half of 2007. Stronger volumes contributed $29 to net sales. The volume increase was driven by increased demand for wind energy products in our specialty epoxies business, partially offset by a decline in our specialty phenolics businesses. The decline in our specialty phenolics business was due to the decline in the North American automotive and housing markets as well as increased competition in certain international markets due to the impact of the strengthening euro. Our versatics volumes were impacted by a shortage of certain of our raw materials. Product mix, the pass through of higher raw material costs, and selected pricing improvement initiatives also added $39 to net sales. Foreign currency translation had a positive impact of $103 as the euro strengthened against the U.S. dollar in 2008.

Segment EBITDA in the first half of 2008 declined by $46, to $132, compared to the first half of 2007. The decrease was primarily in our base epoxy and intermediates business due to increased raw material costs of $40 and utility costs of $13 that we did not fully pass through to our customers. In addition, Segment EBITDA decreased by $10 due to the impact of a shortage of certain raw materials used in production.

Formaldehyde and Forest Products Resins

Net sales in the first half of 2008 increased by $193, or 23%, as compared to the first half of 2007. The impact of acquisitions added $102 to net sales. Sales increased $138 as we were able to pass through higher raw material costs to our contract customers, as allowed by our commercial contracts, as well as our non-contract customers. Lower volumes negatively impacted sales by $97. The volume decrease primarily occurred in our North American forest products resins business due to the decline in the North American housing construction market. Our North American formaldehyde business volume was also negatively impacted by an extended customer shutdown. Favorable currency translation of $50 contributed to higher sales as the euro, Canadian dollar and the Brazilian real strengthened against the U.S. dollar in 2008.

Segment EBITDA in the first half of 2008 increased by $12, to $101, as compared to the first half of 2007. The impact of acquisitions added $14 to Segment EBITDA in 2008. The Segment EBITDA generated by our legacy business was negatively impacted by the volume declines discussed above, partially offset by incremental productivity and favorable foreign currency translation.

Coatings and Inks

Net sales in the first half of 2008 increased by $5, or 1%, as compared to the first half of 2007. Pricing contributed $28 to sales as we were able to pass through certain raw material price increases. The closure of our alkyds facilities in Europe accounted for a decrease of $14 in sales. Volume declines of $74 negatively impacted sales. Coatings volume declines were primarily attributable to the downturn in the North American housing construction market and the slowing housing construction markets in the U.K., Spain and Italy. Inks volumes increased in Europe due to increased market share, but were partially offset by lower North American volumes due to competitive pressures and our exit from certain low margin product lines. Favorable currency translation added $65 to sales, primarily due to the strengthened euro against the U.S. dollar in 2008.

Segment EBITDA in the first half of 2008 declined by $16, to $33, as compared to the first half 2007. The decline is primarily the result of the volume declines and competitive market pressures, as discussed above, and increasing raw material and utility costs that we were unable to pass through to our customers.

Performance Products

Net sales in the first half of 2008 increased by $32, or 16%, as compared to the first half of 2007. Volume increases positively impacted sales by $22, driven primarily by our oilfield technology products. Strong demand continues for our oilfield products as the high price of natural gas has led to increased U.S. drilling activities. This volume increase was partially offset by declines in foundry volumes resulting from decreased demand in the North American automotive sector. Pricing added $6 to net sales, driven by the pass through of raw material price increases in our foundry and Asia Pacific business. Favorable currency translation of $4 also contributed to the increased sales.

Segment EBITDA in the first half of 2008 increased by $10, to $45, as compared to the first half of 2007. The increase was primarily driven by the effect of volume increases in our oilfield technology products and our focus on controlling operating costs.

Corporate and Other

Corporate and Other is primarily corporate general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions as well as legacy company costs not allocated to continuing segments. Corporate and Other charges decreased by $1, to $26, as compared to the first half of 2007, primarily due to decreased compensation related costs.

Reconciliation of Segment EBITDA to Net Loss:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Segment EBITDA:
Epoxy and Phenolic Resins	$58	$83	$132	$178
Formaldehyde and Forest Product Resins	48	45	101	89
Coatings and Inks	14	24	33	49
Performance Products	24	17	45	35
Corporate and Other	(13)	(15)	(26)	(27)

Reconciliation:
Items not included in Segment EBITDA
Pending merger costs	(167)	—	(176)	—
Integration and transaction costs	(8)	(11)	(15)	(21)
Non-cash charges	(4)	(10)	—	(15)
Unusual items:
Gains on divestiture of assets	3	4	10	4
Business realignments	(10)	(4)	(13)	(10)
Other	2	1	(7)	—

Total unusual items	(5)	1	(10)	(6)

Total adjustments	(184)	(20)	(201)	(42)
Interest expense, net	(74)	(77)	(152)	(153)
Income tax benefit (expense)	1	(12)	(12)	(33)
Depreciation and amortization	(54)	(49)	(106)	(96)

Net loss	$(180)	$(4)	$(186)	$—

Items not included in Segment EBITDA

For the three and six months ended June 30, 2008, Pending merger costs primarily represent accounting, consulting, tax and legal costs related to the pending Huntsman merger and litigation. Pending merger costs also include the write-off of previously deferred acquisition costs.

For the three and six months ended June 30, 2008 and 2007, Integration and transaction costs primarily represent redundancy and incremental administrative costs for integration programs as a result of the Hexion Formation and recent acquisitions; as well as costs to implement a single, company-wide, management information and accounting system and a new consolidations and financial reporting system.

For the three and six months ended June 30, 2008 and 2007, Non-cash items represent stock-based compensation expense, impairments of property and equipment, accelerated depreciation, and unrealized derivative and foreign exchange gains and losses.

Not included in Segment EBITDA are certain non-cash and certain non-recurring income or expenses that are deemed by management to be unusual in nature. For the three and six months ended June 30, 2008, these items consisted of a gain on the sale of a portion of the Company’s ownership in HA-International, LLC (“HAI”), business realignment costs, income related to the European solvent coating resins business (the “announced Alkyds Divestiture”), realized foreign exchange losses and management fees. For the six months ended June 30, 2008, these items also consisted of a gain on the sale of certain assets of a non-core product line. For the three and six months ended June 30, 2007, these items consisted of a gain on the sale of a portion of the Company’s ownership in HAI, business realignment costs, income related to the announced Alkyds Divestiture and management fees.

Liquidity and Capital Resources

Sources and Uses of Cash

We are a highly leveraged company. Our liquidity requirements are significant, primarily due to our debt service requirements. At June 30, 2008, we had $3,709 of debt, including $81 of short-term debt and capital lease maturities. In addition, we had $151 of cash and cash equivalents.

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

At June 30, 2008, we had additional borrowing capacity under our senior secured revolving credit facilities of $218. We have additional credit facilities at certain domestic and international subsidiaries with various expiration dates through 2008. As of June 30, 2008, we had $81 available for borrowing under these facilities.

Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30:

	2008	2007
Operating activities	$11	$40
Investing activities	(37)	(111)
Financing activities	(27)	203
Effect of exchange rates on cash flow	5	3

Net change in cash and equivalents	$(48)	$135

Operating Activities

In the first half of 2008, operations provided $11. Net loss of $186 included $215 of non-cash items, of which $106 was for depreciation and amortization and $101 was for the write-off of deferred acquisition costs. Working capital (defined as accounts receivable and inventories less accounts and drafts payable) and changes in other assets and liabilities and income taxes payable used $18 due to the growth of the business, increased raw material costs and the timing of cash collections and expense recognition versus cash payments.

In the first half of 2007, operations provided $40 of cash. Net income included $116 of non-cash charges of which $96 was for depreciation and amortization. Working capital used cash of $72 due to the growth of the business, timing of cash collection versus cash payments, and increased inventory levels due to higher raw material costs and planned inventory builds in anticipation of manufacturing turnarounds scheduled for later in the year. We also had a cash settlement with the Netherlands taxing authority of $24.

Investing Activities

In the first half of 2008, investing activities used $37. We spent $50 for capital expenditures, primarily for plant expansions and improvements. We generated cash of $13 from the divestiture of a non-core product line and the sale of a portion of the Company’s ownership in HAI.

In the first half of 2007, investing activities used $111 of cash. We spent $63 for acquisitions and $47 for capital expenditures, primarily for plant expansions and improvements.

Financing Activities

In the first half of 2008, financing activities used $27. Net short-term debt repayments were $8, net long-term debt repayments were $18 and payments of dividends on common stock were $1.

In the first half of 2007, financing activities provided $203 of cash. Net short-term debt repayments were $13. Net long-term borrowings of $218 were for acquisitions, working capital requirements and future acquisition funding needs.

Pending Huntsman Transaction Funding Requirements

The pending Huntsman merger was initially valued at approximately $10,600, which included the assumption of debt. If the transaction were consummated, Huntsman stockholders would receive $28.00 in cash for each outstanding share of Huntsman common stock, plus the equivalent of approximately 8% per annum (less any dividends or distributions declared or made) from April 6, 2008 through the consummation of the merger. In addition, were the merger consummated, the merged company may incur significant pension funding obligations. In connection with the transaction, we obtained financing commitments from affiliates of Credit Suisse and Deutsche Bank. We do not believe that the financing commitments will be available or sufficient to pay the liabilities due at the closing of the merger. If the transaction is terminated, in certain circumstances, we would be required to pay Huntsman a termination fee of $325.

As described in Item 1 – Legal Proceedings of Part II of this Quarterly Report on Form 10-Q, we have filed suit that alleges that Huntsman has suffered a Company Material Adverse Effect, as defined in the merger agreement, in which case we would not be required to pay the $325 termination fee. However, we have arranged for commitments to provide financing for our payment of the full amount of such termination fee if we are required to pay it.

We expect to incur expenses and costs associated with the Huntsman related legal proceedings. If we are unable to prevail or otherwise resolve the Huntsman litigation described in Item 1 – Legal Proceedings of Part II of this Quarterly Report on Form 10-Q, we may be required to pay monetary damages.

In connection with the pending Huntsman merger, Huntsman terminated an Agreement and Plan of Merger with Basell AF. As a result, Huntsman paid Basell AF a break-up fee in the amount of $200, of which we funded $100 in July 2007. This amount and additional deferred acquisition costs have been written off and included in Pending merger costs in the unaudited Condensed Consolidated Statement of Operations.

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

Fixed charges are defined as net interest expense excluding the amortization or write-off of deferred financing costs. Adjusted EBITDA is defined as EBITDA adjusted to exclude certain non-cash and certain non-recurring items. Adjusted EBITDA also includes expected future cost savings directly related to acquisitions, including the Hexion Formation, and the incremental EBITDA impact of acquisitions as if they had taken place at the beginning of the year. As we are highly leveraged, we believe that including the supplemental adjustments that are made to calculate Adjusted EBITDA provides additional information to investors about our ability to comply with our financial covenants and our ability to obtain additional debt in the future. Adjusted EBITDA and Fixed Charges are not defined terms under accounting principles generally accepted in the United States of America. Adjusted EBITDA should not be considered an alternative to operating income or net income as a measure of operating results or an alternative to cash provided by operations as a measure of liquidity. Fixed Charges should not be considered an alternative to interest expense. At June 30, 2008, we were in compliance with all of the financial covenants and restrictions that are contained in the indentures that govern our notes and our senior secured credit facilities.

June 30, 2008 LTM Period
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(251)
Income taxes	23
Interest expense, net	309
Depreciation and amortization expense	208

EBITDA	289
Adjustments to EBITDA:
Acquisitions EBITDA(1)	26
Pending merger costs(2)	176
Integration and transaction costs(3)	33
Non-cash items(4)	39
Unusual items:
Gain on divestiture of assets	(14)
Purchase accounting effects/inventory step up	1
Business realignments(5)	24
Other(6)	27

Total unusual items	38

In process Synergies(7)	44

Adjusted EBITDA	$645

Fixed charges(8)	$270

Ratio of Adjusted EBITDA to Fixed Charges(9)	2.39

(1)

Represents the incremental EBITDA impact of the Arkema Acquisition as if it had taken place at the beginning of the period. Also includes the impacts of in process synergies related to our 2007 and 2006 acquisitions.

(2)	Primarily represents accounting, consulting, tax and legal costs related to the pending Huntsman merger and litigation. Also represents the write-off of previously deferred acquisition costs.
(3)

Primarily represents redundancy and incremental administrative costs associated with integration programs. Also includes costs to implement a single, company-wide management information and accounting system and a new consolidations and financial reporting system.

(4)	Includes non-cash charges for impairments of property and equipment, accelerated depreciation, stock-based compensation and unrealized foreign exchange and derivative activity.
(5)	Represents plant rationalization, headcount reduction and other costs associated with business realignments.
(6)	Includes the income of the announced Alkyds Divestiture, management fees, costs to settle a lawsuit, realized foreign currency activity and costs for unplanned plant outages.
(7)	Represents estimated net unrealized synergy savings resulting from the Hexion Formation.
(8)

The charges reflect pro forma interest expense based on interest rates at August 8, 2008 as if the Arkema Acquisition and the amendment of our senior secured credit facilities had taken place at the beginning of the period.

(9)

We are required to maintain an Adjusted EBITDA to Fixed Charges ratio of greater than 2.0 to 1.0 to be able to incur additional indebtedness under our indenture for the Second Priority Senior Secured Notes. As of June 30, 2008, the Company was able to satisfy this covenant and incur additional indebtedness under this indenture.

Contractual Obligations

There have been no material changes during the first half of 2008 in the contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Off Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2008.

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

There have been no material developments during the first half of 2008 on the matters we have previously disclosed about quantitative and qualitative market risk in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4T.	Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we, under the supervision and with the participation of our Disclosure Committee and our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Item 1.	Legal Proceedings

Litigation Related to Our Pending Merger Agreement with Huntsman Corporation

On June 18, 2008, the Company and certain related entities filed suit in the Delaware Court of Chancery to declare their contractual rights with respect to our pending merger agreement with Huntsman (the “Huntsman Action”). The Huntsman Action is captioned Hexion Specialty Chemicals, Inc., et. al. v. Huntsman Corporation, C.A. No. 3841-VCL. In the Huntsman Action, the Company alleges, among other things, that the capital structure agreed to by the Company and Huntsman for the combined company is no longer viable due primarily to Huntsman’s increased net debt and lower expected earnings, and that consummating the merger on the basis of the agreed capital structure would render the combined company insolvent. The Huntsman Action also alleges that Huntsman has suffered a Company Material Adverse Effect, as defined in the merger agreement.

On July 2, 2008, Huntsman filed an answer and asserted counterclaims against the Company and the other plaintiffs in the Huntsman Action alleging, among other things, breach of contract, breach of the duty of good faith and fair dealing, tortious interference with contract, and defamation, injurious falsehood, and/or commercial disparagement (the “Counterclaims”) and seeks injunctive relief, payment of a $325 million termination fee and additional damages based on the consideration that would have otherwise been payable to Huntsman’s stockholders in the merger and the injury to Huntsman’s business as a going concern alleged to have been caused by the wrongful conduct of the plaintiffs. The Company believes that the Counterclaims are without merit and intends to contest them vigorously.

On July 7, 2008, the Company and the other plaintiffs in the Huntsman Action filed an amended and supplemental complaint asserting the same claims as set forth in the June 18, 2008 complaint and also seeking a declaration that Huntsman’s extension of the termination date of the merger agreement to October 2, 2008 was invalid, and asserting that Huntsman breached the merger agreement by bringing the Texas Action described below.

Discovery in the Huntsman Action is proceeding and trial is set to begin on September 8, 2008.

On June 23, 2008, Huntsman filed suit against various Apollo parties, including two of its principals (the “Apollo Defendants”), in the District Court of Montgomery County, Texas related to matters arising out of the Huntsman merger agreement (the “Texas Action”). The Texas Action is captioned Huntsman Corporation v. Leon Black, et. al, Cause No. 08-0606037CV. In the Texas Action, Huntsman alleges fraud and tortious interference with contract and seeks, among other things, damages in excess of $3 billion. The Company is not a party to the Texas Action.

The Apollo Defendants are seeking to have the Texas Action dismissed based on, among other things, lack of personal jurisdiction and the Delaware forum selection clause in the Huntsman merger agreement The Company has been informed by the Apollo Defendants that they intend to contest the Texas Action vigorously and believe the action is entirely without merit.

Although the Company is not a party to the Texas Action, pursuant to the Management Consulting Agreement between the Company and Apollo and its affiliates, the Company is obligated in certain circumstances to indemnify Apollo and its affiliates and their directors, officers and representatives (including the Apollo Defendants) for potential losses from the services performed by such persons pursuant to the Management Consulting Agreement, which include services rendered in connection with the Company’s pending merger agreement with Huntsman.

On July 17, 2008, an individual Huntsman shareholder filed suit against the Company, Craig O. Morrison and Joshua J. Harris, in the United States District Court in the Southern District of New York related to matters arising out of the Huntsman merger agreement (the “New York Action”). The New York Action is captioned Sandra Lifschitz v. Hexion Specialty Chemicals, Inc., et al. No. 08-CV-6394 (S.D.N.Y.). The plaintiff in the New York Action seeks to represent a class of purchasers of Huntsman common stock between May 14, 2008 and June 18, 2008 (the “Class Period”). In the New York Action, the plaintiff alleges that the defendants disseminated false and misleading statements and failed to disclose material facts during the Class Period in violation of U.S. securities laws. The Company intends to vigorously defend the New York Action and believes it is entirely without merit.

There have been no material developments during the second quarter of 2008 in the ongoing legal proceedings that are included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 1A.	Risk Factors

We may be required to pay substantial monetary damages in connection with the Huntsman litigation, which could be material to our business and financial position and would be material to our results of operations.

Beginning on June 18, 2008, as described in Legal Proceedings above, the Company became involved in litigation related to our pending merger agreement with Huntsman. Regardless of the outcome of the Huntsman related litigation, we expect to incur significant related expenses and costs. Furthermore, the Huntsman related litigation could involve a substantial diversion of the time of some key members of management.

We cannot assure you that we will prevail with respect to our claims or the Counterclaims in the Huntsman Action or that we will successfully defend the New York Action or that Apollo will prevail in the Texas Action. If we are unable to prevail with respect to either our claims in the Huntsman Action, the Counterclaims, the New York Action, or the Apollo defendants do not prevail in the Texas Action, or otherwise resolve the matters that are the basis for such claims, we may be required to pay a $325 million termination fee, or damages in excess of such termination fee, which could be material to our business and financial position and would be material to our results of operations.

If we do not prevail in the Huntsman Action and are forced to consummate the merger, we will be insolvent.

One of Huntsman’s Counterclaims in the Delaware Action is for specific performance of the merger agreement. If we are unsuccessful in the Delaware Action and are required to consummate the merger, we do not believe that the amount of financing contemplated by our existing commitment letters would be sufficient to consummate the transaction and to pay all related fees and expenses, and we would therefore be insolvent. Even in the event that sufficient funds were available to consummate the transaction, we believe, based on the agreed capital structure, the combined company would not have sufficient liquidity with which to operate its business and would still be insolvent.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

There were no defaults upon senior securities during the first six months of 2008.

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

HEXION SPECIALTY CHEMICALS, INC.

Date: August 14, 2008	/s/ William H. Carter
William H. Carter
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)