Form 10-Q
period 2008-09-30
HEXION SPECIALTY CHEMICALS, INC.
filed 2008-11-14
CIK 13239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on November 1, 2008: 82,556,847

HEXION SPECIALTY CHEMICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

	Three Months ended September 30,
(In millions)	2008	2007
Net sales	$1,611	$1,427
Cost of sales	1,446	1,221

Gross profit	165	206
Selling, general and administrative expense	100	97
Pending merger costs	51	—
Integration and transaction costs	5	8
Other operating expense, net	2	13

Operating income	7	88
Interest expense, net	75	84
Other non-operating expense (income), net	12	(1)

(Loss) income before income tax, earnings from unconsolidated entities and minority interest	(80)	5
Income tax (benefit) expense	(5)	10

Loss before earnings from unconsolidated entities and minority interest	(75)	(5)
Earnings from unconsolidated entities, net of taxes	—	1
Minority interest in net (income) loss of consolidated subsidiaries	(1)	2

Net loss	$(76)	$(2)

Comprehensive (loss) income	$(177)	$22

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

	Nine Months ended September 30,
(In millions)	2008	2007
Net sales	$4,915	$4,330
Cost of sales	4,366	3,705

Gross profit	549	625
Selling, general and administrative expense	303	292
Pending merger costs	227	—
Integration and transaction costs	20	29
Other operating expense, net	16	23

Operating (loss) income	(17)	281
Interest expense, net	227	237
Other non-operating expense, net	18	5

(Loss) income before income tax, earnings from unconsolidated entities and minority interest	(262)	39
Income tax expense	5	43

Loss before earnings from unconsolidated entities and minority interest	(267)	(4)
Earnings from unconsolidated entities, net of taxes	2	3
Minority interest in net income of consolidated subsidiaries	(4)	(1)

Net loss	$(269)	$(2)

Comprehensive (loss) income	$(302)	$78

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

(In millions, except share data)	September 30, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents (including restricted cash of $8 at September 30, 2008)	$242	$199
Accounts receivable (net of allowance for doubtful accounts of $22)	843	874
Inventories:
Finished and in-process goods	448	418
Raw materials and supplies	193	185
Other current assets	91	78

Total current assets	1,817	1,754

Other assets, net	104	223
Property and equipment
Land	104	105
Buildings	320	325
Machinery and equipment	2,208	2,231

	2,632	2,661
Less accumulated depreciation	(1,122)	(1,046)

	1,510	1,615
Goodwill	199	206
Other intangible assets, net	187	208

Total assets	$3,817	$4,006

Liabilities and Shareholder’s Deficit
Current liabilities
Accounts and drafts payable	$708	$718
Debt payable within one year	87	85
Interest payable	59	54
Income taxes payable	63	47
Other current liabilities	326	342

Total current liabilities	1,243	1,246

Long-term liabilities
Long-term debt	3,798	3,635
Long-term pension and post employment benefit obligations	188	220
Deferred income taxes	135	141
Other long-term liabilities	124	138

Total liabilities	5,488	5,380

Minority interest in consolidated subsidiaries	13	12
Commitments and contingencies (See Note 6)

Shareholder’s Deficit
Common stock—$0.01 par value; 300,000,000 shares authorized, 170,605,906 issued and 82,556,847 outstanding at September 30, 2008 and December 31, 2007	1	1
Paid-in deficit	(9)	(13)
Treasury stock, at cost—88,049,059 shares	(296)	(296)
Accumulated other comprehensive income	141	174
Accumulated deficit	(1,521)	(1,252)

Total shareholder’s deficit	(1,684)	(1,386)

Total liabilities and shareholder’s deficit	$3,817	$4,006

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

	Nine months ended September 30,
(In millions)	2008	2007
Cash flows (used in) provided by operating activities
Net loss	$(269)	$(2)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	157	145
Write-off of deferred acquisition costs	101	—
Minority interest in net income of consolidated subsidiaries	4	1
Stock-based compensation expense	4	4
Gain on sale of assets, net of tax	(8)	(8)
Deferred tax (benefit) provision	(2)	6
Cash settlement of derivative	13	—
Other non-cash adjustments	15	17
Net change in assets and liabilities, excluding acquisitions:
Accounts receivable	2	(56)
Inventories	(54)	15
Accounts and drafts payable	10	(39)
Income taxes payable	11	(27)
Other assets, current and non-current	(9)	(6)
Other liabilities, current and long-term	(23)	34

Net cash (used in) provided by operating activities	(48)	84

Cash flows used in investing activities
Capital expenditures	(89)	(72)
Capitalized interest	—	(1)
Acquisition of businesses, net of cash acquired	—	(63)
Deferred acquisition costs	—	(105)
Change in restricted cash	(8)	—
Proceeds from the sale of assets	13	18

Net cash used in investing activities	(84)	(223)

Cash flows provided by financing activities
Net short-term debt borrowings (repayments)	3	(2)
Borrowings of long-term debt	1,056	2,154
Repayments of long-term debt	(871)	(1,837)
Long-term debt and credit facility financing fees	—	(2)
Cash settlement of derivative	(13)	—
Payments of dividends on common stock	(1)	(11)

Net cash provided by financing activities	174	302

Effect of exchange rates on cash and cash equivalents	(7)	9
Increase in cash and cash equivalents	35	172
Cash and cash equivalents at beginning of period	199	64

Cash and cash equivalents (unrestricted) at end of period	$234	$236

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net	$215	$222
Income taxes, net of cash refunds	6	58

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S DEFICIT AND COMPREHENSIVE INCOME

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

(In millions)	Common Stock	Paid-in Deficit	Treasury Stock	Accumulated Other Comprehensive Income (a)	Accumulated Deficit	Total
Balance at December 31, 2007	$1	$(13)	$(296)	$174	$(1,252)	$(1,386)
Net loss	—	—	—	—	(269)	(269)
Translation adjustments	—	—	—	(33)	—	(33)

Comprehensive loss						(302)

Stock-based compensation expense	—	4	—	—	—	4

Balance at September 30, 2008	$1	$(9)	$(296)	$141	$(1,521)	$(1,684)

(a)	Accumulated other comprehensive income at September 30, 2008 represents $183 of net foreign currency translation gains, net of tax, $25 of net deferred losses on cash flow hedges and a $17 unrealized loss, net of tax, related to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement benefit plans. Accumulated other comprehensive income at December 31, 2007 represents $216 of net foreign currency translation gains, net of tax, $25 of net deferred losses on cash flow hedges, and a $17 unrealized loss, net of tax, related to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement benefit plans.

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

Pending Merger Costs—The Company incurred Pending merger costs totaling $51 and $227 for the three and nine months ended September 30, 2008, respectively. These costs primarily represent accounting, consulting, tax and legal costs related to the Huntsman Corporation (“Huntsman”) merger agreement and litigation (see Note 8). For the nine months ended September 30, 2008, these costs also include the write-off of previously deferred acquisition costs (see Note 3). The Company is reviewing the deductibility of these costs for tax purposes and has not recognized a related tax benefit at September 30, 2008.

Integration and Transaction Costs—The Company incurred Integration and transaction costs totaling $5 and $8 for the three months ended September 30, 2008 and 2007, respectively, and $20 and $29 for the nine months ended September 30, 2008 and 2007, respectively. These costs primarily represent costs to implement a single, company-wide, management information and accounting system and a new consolidations and financial reporting system.

Reclassifications—Certain prior period balances have been reclassified to conform with current presentations.

Recently Issued Accounting Standard

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires enhanced disclosures about derivative instruments and hedging activities to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 will be effective for the Company on January 1, 2009.

3. Pending Huntsman Merger

On July 12, 2007, the Company announced the signing of an Agreement and Plan of Merger (the “Agreement”) to acquire Huntsman in an all-cash transaction initially valued at approximately $10,600, which included the assumption of debt. Under the terms of the Agreement, Huntsman stockholders would receive $28.00 in cash for each outstanding share of Huntsman common stock. The Agreement also provided that the cash price per share to be paid by the Company would increase each day through the consummation of the merger at the equivalent of approximately 8% per annum (less any dividends or distributions declared or made) beginning April 6, 2008. In connection with the transaction, the Company obtained financing commitments from affiliates of Credit Suisse and Deutsche Bank (the “Banks”).

The transaction was approved by Huntsman’s stockholders on October 16, 2007. The United States Federal Trade Commission and the European Commission have also approved the transaction conditioned on the divestiture of certain portions of the Company’s global specialty epoxy resins business (see Note 4).

On June 18, 2008, the Company and certain related entities filed suit in the Delaware Court of Chancery to declare their contractual rights with respect to the Agreement (the “Huntsman Action”). The Huntsman Action is captioned Hexion Specialty Chemicals, Inc., et. al. v. Huntsman Corporation, C.A. No. 3841-VCL. In the Huntsman Action, the Company alleged, among other things, that the capital structure agreed to by the Company and Huntsman for the combined company was no longer viable due primarily to Huntsman’s increased net debt and lower than expected earnings, and that consummating the merger on the basis of the agreed capital structure would render the combined company insolvent. The Huntsman Action also alleged that Huntsman suffered a

Company Material Adverse Effect, as defined in the Agreement. On September 29, 2008, the Delaware Court of Chancery entered a judgment in favor of Huntsman ordering the Company to specifically perform its covenants under the Agreement, including the obligation to use its reasonable best efforts to take all actions necessary and proper to consummate the merger in the most expeditious manner practicable and finding that the Company had knowingly and intentionally breached the Agreement, potentially exposing the Company to damages in excess of the $325 termination fee. Although the Company is appealing these rulings, it has been using its reasonable best efforts to consummate the merger and comply with the Court’s order. See Notes 8 and 12 for a description of other litigation related to the Agreement.

Prior to entering into the Agreement, Huntsman terminated an Agreement and Plan of Merger with Basell AF. As a result, Huntsman paid Basell AF a break-up fee in the amount of $200, of which the Company funded $100 in July 2007. This amount was recorded as a deferred acquisition cost and was included as a component of Other assets, net in the unaudited Condensed Consolidated Balance Sheet at December 31, 2007 and March 31, 2008. The Company had also recorded other deferred acquisition costs as a component of Other assets, net in the unaudited Condensed Consolidated Balance Sheet at December 31, 2007 and March 31, 2008. At June 30, 2008, the Company wrote off its previously deferred acquisition costs to Pending merger costs in the unaudited Condensed Consolidated Statement of Operations due to the uncertainty, at that time, that the transaction would be consummated.

4. Divestitures

Conditional Specialty Epoxy Divestiture

In connection with the pending Huntsman merger, the Company is obligated to take any and all action necessary, including but not limited to selling assets or businesses of the Company to obtain the necessary regulatory approvals. As part of this process, the Company has agreed to sell to Spolek Pro Chemickou a Hutni Vyrobu, Akciova Spole nost (Spolek) a significant portion of its specialty epoxy business (the “Specialty Epoxy Divestiture”) for $193, which is subject to adjustment based on the amount of accounts receivable, accounts payable and inventory transferred at closing. It is intended that the Specialty Epoxy Divestiture will close within 10 days after the closing of the Huntsman merger and is conditioned on such closing.

The Company’s specialty epoxy business to be divested, which is included in the Epoxy and Phenolic Resins segment, consists of epoxy-related assets and liabilities and associated personnel at the Company’s Stuttgart, Germany, Duisburg, Germany, Norco, Louisiana and Argo, Illinois facilities and its technical center in Houston, Texas. The Company will continue to produce certain products not related to its specialty epoxy business at the sites in Duisburg, Germany and Norco, Louisiana.

The assets and liabilities of the specialty epoxy business to be divested are considered held and used as of September 30, 2008 in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, due to the uncertainty related to closure of the pending Huntsman merger at that time.

2008 Divestitures

During the nine months ended September 30, 2008, the Company completed the sale of a 4.99% interest in HA-International, LLC (“HAI”), a joint venture between the Company and Delta-HA, Inc. At September 30, 2008, the Company’s economic interest in HAI was 50.01%. In addition, during the nine months ended September 30, 2008, the Company completed the sale of certain assets of a non-core product line.

The Company recognized net gains totaling $11 ($8 net of tax) for divestitures during the nine months ended September 30, 2008. These amounts are included in Other operating expense, net in the Company’s unaudited Condensed Consolidated Statements of Operations.

2007 Divestitures

During the nine months ended September 30, 2007, the Company completed the sale of a 5% interest in HAI. The Company recognized net gains totaling $4 and $8 on a pretax and after tax basis for divestitures during the three and nine months ended September 30, 2007, respectively. These amounts are included in Other operating expense, net in the Company’s unaudited Condensed Consolidated Statements of Operations.

5. Related Party Transactions

Management Consulting Agreement

The Company is subject to a seven-year Amended and Restated Management Consulting Agreement with Apollo (the “Management Consulting Agreement”) under which the Company receives certain structuring and advisory services from Apollo and its affiliates. The annual fees under the Management Consulting Agreement have been $3. The Management Consulting Agreement provides indemnification to Apollo and its affiliates and their directors, officers and representatives for potential losses arising from these services.

During each of the three months ended September 30, 2008 and 2007, the Company recognized expense of less than $1 for the Management Consulting Agreement. For the nine months ended September 30, 2008 and 2007, the Company recognized expense of $2. These amounts are included in Other operating expense, net in the Company’s unaudited Condensed Consolidated Statements of Operations.

Other Transactions

The Company sells products to certain Apollo affiliates. These sales were $1 and $3 for the three months ended September 30, 2008 and 2007, respectively, and $5 for the nine months ended September 30, 2008 and 2007. Accounts receivable from these affiliates were $1 at September 30, 2008 and December 31, 2007. The Company also purchases raw materials and services from certain Apollo affiliates. These purchases were $1 for the three months ended September 30, 2008 and 2007, and $2 and $8 for the nine months ended September 30, 2008 and 2007, respectively. The Company had accounts payable to Apollo and affiliates of less than $1 at September 30, 2008 and December 31, 2007.

6. Fair Value Disclosures

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

•	Level 3: Unobservable inputs, for example, inputs derived through extrapolation or interpolation that cannot be corroborated by observable market data.

Following is a summary of assets and liabilities measured at fair value on a recurring basis as of September 30, 2008:

	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Derivative liabilities, net	$(1)	$(69)	$—	$(70)

7. Financial Instruments

During the three months ended September 30, 2008, the Company paid $13 to settle a portion of its cross-currency and interest rate swaps, which matured on September 30, 2008.

The remaining two portions of the cross-currency and interest rate swap were renegotiated and amended with the respective counterparties, effective September 30, 2008, in order to offset the ongoing balance sheet and interest rate exposures and cash flow variability associated with the exchange rate fluctuations of a non-U.S. subsidiary’s U.S. dollar denominated floating rate term loan. The first amended swap agreement required the Company to sell euros in exchange for U.S. dollars at a rate of 1.2038. The Company was also required to pay a variable rate equal to Euribor plus 271 basis points and receive a variable rate equal to the U.S. dollar LIBOR plus 250 basis points. This amended swap agreement had a notional amount of $195 as of September 30, 2008 and matured on October 31, 2008. The Company paid $16 to settle this swap agreement on October 31, 2008. The second amended swap agreement requires the Company to sell euros in exchange for U.S. dollars at a rate of 1.2038. The Company also will pay a variable rate equal to Euribor plus 390 basis points and will receive a variable rate equal to the U.S. dollar LIBOR plus 250 basis points. This amended swap agreement has an initial notional amount of $25 that amortizes quarterly on a straight line basis to $24, prior to maturing on September 30, 2011.

As of September 30, 2008, the fair value of the amended cross-currency and interest rate swap agreements is a loss of $40 that has been classified in Other current liabilities in the Company’s unaudited Condensed Consolidated Balance Sheet.

8. Commitments and Contingencies

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

The following table summarizes all probable environmental remediation, indemnification and restoration liabilities, including related legal expenses, at September 30, 2008 and December 31, 2007.

	Number of Sites		Liability		Range of Reasonably Possible Costs
Site Description	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007	Low	High
Geismar, LA	1	1	$18	$18	$11	$28
Superfund and offsite landfills – allocated share:
Less than 1%	27	23	1	1	1	2
Equal to or greater than 1%	13	12	8	8	5	14
Currently-owned	18	15	7	7	6	16
Formerly-owned:
Remediation	9	8	3	3	2	13
Monitoring only	7	10	1	2	1	3

	75	69	$38	$39	$26	$76

These amounts include estimates for unasserted claims that the Company believes are probable of loss and reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of a range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. At September 30, 2008 and December 31, 2007, $7 has been included in Other current liabilities in the unaudited Condensed Consolidated Balance Sheets with the remaining amount included in Other long-term liabilities.

Following is a discussion of the Company’s environmental liabilities and the related assumptions at September 30, 2008:

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

Due to the long-term nature of the project, the reliability of timing and the ability to estimate remediation payments, a portion of this liability was recorded at its net present value, assuming a 3% discount rate and a time period of thirty years. The range of possible outcomes is discounted in a similar manner. The undiscounted liability, which is expected to be paid over 30 years, is approximately $24. Over the next five years, the Company expects to make ratable payments totaling $6.

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

Sites Under Current Ownership—The Company is conducting environmental remediation at a number of locations that it currently owns, of which six sites are no longer in operation. As the Company is performing a portion of the remediation on a voluntary basis, it has some control over the costs to be incurred and the timing of cash flows. The Company expects to pay approximately $4 of these liabilities within the next three years, with the remainder over the next ten years. The factors influencing the ultimate outcome include the methods of remediation elected, the conclusions and assessment of site studies remaining to be completed, and the time period required to complete the work. No other parties are responsible for remediation at these sites.

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

Non-Environmental Legal Matters

The Company is involved in various legal proceedings in the ordinary course of business and has reserves of $19 and $15 at September 30, 2008 and December 31, 2007, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable. At September 30, 2008 and December 31, 2007, $15 and $10, respectively, has been included in Other current liabilities in the unaudited Condensed Consolidated Balance Sheets with the remaining amount included in Other long-term liabilities.

Following is a discussion of significant non-environmental legal proceedings:

Litigation Related to the Pending Agreement with Huntsman Corporation—

Hexion Specialty Chemicals, Inc., et. al. v. Huntsman Corporation, C.A. No. 3841-VC

On June 18, 2008, the Company and certain related entities filed suit in the Delaware Court of Chancery to declare their contractual rights with respect to the pending Agreement with Huntsman (the “Huntsman Action”). The Huntsman Action is captioned Hexion Specialty Chemicals, Inc., et. al. v. Huntsman Corporation, C.A. No. 3841-VCL. In the Huntsman Action, the Company alleged, among other things, that the capital structure agreed to by the Company and Huntsman for the combined company was no longer viable due primarily to Huntsman’s increased net debt and lower than expected earnings, and that consummating the merger on the basis of the agreed capital structure would render the combined company insolvent. The Huntsman Action also alleged that Huntsman had suffered a Company Material Adverse Effect, as defined in the Agreement, in which case the Company would not be required to pay the $325 termination fee.

On July 2, 2008, Huntsman filed an answer and asserted counterclaims against the Company and the other plaintiffs in the Huntsman Action alleging, among other things, breach of contract, breach of the duty of good faith and fair dealing, tortious interference with contract, and defamation, injurious falsehood, and/or commercial disparagement (the “Counterclaims”) and seeking injunctive relief, payment of a $325 termination fee and additional damages based on the consideration that would have otherwise been payable to Huntsman’s stockholders in the merger and the injury to Huntsman’s business as a going concern alleged to have been caused by the Company’s wrongful conduct.

On July 7, 2008, the Company and the other plaintiffs in the Huntsman Action filed an amended and supplemental complaint asserting the same claims as set forth in the June 18, 2008 complaint and also seeking a declaration that Huntsman’s extension of the termination date of the Agreement to October 2, 2008 was invalid, and asserting that Huntsman breached the Agreement by bringing the Texas Action described below.

On September 29, 2008, the Delaware Court of Chancery entered a judgment in favor of Huntsman in the Huntsman Action ordering the Company to specifically perform its covenants under the Agreement, including the obligation to use its reasonable best efforts to take all actions necessary and proper to consummate the merger in the most expeditious manner practicable and finding the

Company had knowingly and intentionally breached the Agreement, potentially exposing the Company to damages in excess of the $325 termination fee, which could be material to our business and financial position and would be material to our results of operations. The court further ordered that if the closing has not occurred by October 1, 2008, the Agreement termination date would be extended until the court determines that Hexion has fully complied with the court’s order. Although the Company is appealing these rulings, it has been using its reasonable best efforts to consummate the merger and comply with the Court’s order.

Huntsman Corporation v. Leon Black, et. al, Cause No. 08-0606037CV

On June 23, 2008, Huntsman filed suit against various Apollo parties, including two of its principals (the “Apollo Defendants”), in the District Court of Montgomery County, Texas related to matters arising out of the Huntsman merger agreement (the “Texas Action”). The Texas Action is captioned Huntsman Corporation v. Leon Black, et. al, Cause No. 08-0606037CV. In the Texas Action, Huntsman alleges fraud and tortious interference with the contract Huntsman had with Basell AF and seeks, among other things, damages in excess of $3 billion. The Company is not a party to the Texas Action.

The Apollo Defendants are seeking to have the Texas Action dismissed based on, among other things, lack of personal jurisdiction and the Delaware forum selection clause in the Huntsman Agreement. The Company has been informed by the Apollo Defendants that they intend to contest the Texas Action vigorously and believe the action is entirely without merit.

Although the Company is not a party to the Texas Action, pursuant to the Management Consulting Agreement between the Company and Apollo and its affiliates, the Company is obligated in certain circumstances to indemnify Apollo and its affiliates and their directors, officers and representatives (including the Apollo Defendants) for potential losses from the services performed by such persons pursuant to the Management Consulting Agreement, which include services rendered in connection with the Company’s pending Agreement with Huntsman.

Sandra Lifschitz v. Hexion Specialty Chemicals, Inc., et al. No. 08-CV-6394 (S.D.N.Y.)

On July 17, 2008, an individual Huntsman shareholder filed suit against the Company, Craig O. Morrison, President and Chief Executive Officer, and Joshua J. Harris, Director, in the United States District Court in the Southern District of New York related to matters arising out of the Huntsman Agreement (the “New York Shareholder Action”). The New York Shareholder Action is captioned Sandra Lifschitz v. Hexion Specialty Chemicals, Inc., et al. No. 08-CV-6394 (S.D.N.Y.). The plaintiff in the New York Shareholder Action seeks to represent a class of purchasers of Huntsman common stock between May 14, 2008 and June 18, 2008 (the “Class Period”). The complaint alleges that the defendants disseminated false and misleading statements and failed to disclose material facts regarding the merger during the Class Period in violation of U.S. securities laws. On September 15, 2008, two competing motions for appointment of lead plaintiff and lead counsel were filed. The court has not yet ruled on these motions. The Company intends to vigorously defend the New York Shareholder Action and believes it is entirely without merit.

See Note 12 for a description of other litigation related to the Agreement.

Brazil Tax Claim—In 1992, the State of Sao Paulo Administrative Tax Bureau issued an assessment against the Company’s Brazilian subsidiary claiming that excise taxes were owed on certain intercompany loans made for centralized cash management purposes. These loans were characterized by the Tax Bureau as intercompany sales. Since that time, management and the Tax Bureau have held discussions and the subsidiary filed an administrative appeal seeking cancellation of the assessment. The Administrative Court upheld the assessment in December 2001. In 2002, the subsidiary filed a second appeal with the highest-level Administrative Court, again seeking cancellation of the assessment. In February 2007, the highest-level Administrative Court upheld the assessment. The Company requested a review of this decision. On April 23, 2008, the Brazilian Administrative Tax Tribunal issued its final decision upholding the assessment against the subsidiary. The Company filed an Annulment action in the Brazilian Judicial Courts in May 2008 along with a request for an injunction to suspend the tax collection. The injunction was denied but the Annulment action is being pursued. The Company obtained court approval to pledge certain properties and assets in Brazil during the pendency of the Annulment action in lieu of paying the assessment. The Company continues to believe it has a strong defense against the assessment. At September 30, 2008, the amount of the assessment, including tax, penalties, monetary correction and interest, is 62 Brazilian reais, or approximately $32.

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

9. Pension and Postretirement Expense

Following are the components of net pension and postretirement expense (benefit) recognized by the Company for the three and nine months ended September 30, 2008 and 2007:

	Pension Benefits				Non-Pension Postretirement Benefits
	Three months ended September 30,				Three months ended September 30,
	2008		2007		2008		2007
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1	$2	$2	$2	$—	$—	$—	$—
Interest cost on projected benefit obligation	4	4	4	3	—	—	—	—
Expected return on assets	(4)	(2)	(4)	(2)	—	—	—	—
Amortization of prior service cost	—	—	—	—	(3)	—	(3)	—
Recognized actuarial loss	2	—	2	1	—	—	—	—

Net expense (benefit)	$3	$4	$4	$4	$(3)	$—	$(3)	$—

	Pension Benefits				Non-Pension Postretirement Benefits
	Nine months ended September 30,				Nine months ended September 30,
	2008		2007		2008		2007
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$5	$6	$5	$6	$—	$—	$—	$—
Interest cost on projected benefit obligation	12	12	12	9	1	—	1	—
Expected return on assets	(13)	(7)	(12)	(6)	—	—	—	—
Amortization of prior service cost	—	1	—	1	(9)	—	(9)	—
Recognized actuarial loss (gain)	6	(1)	7	1	—	(1)	—	—
Settlement gain	—	—	—	—	—	—	—	(1)

Net expense (benefit)	$10	$11	$12	$11	$(8)	$(1)	$(8)	$(1)

10. Income Taxes

During the three months ended September 30, 2008, the Company decreased its amount of unrecognized tax benefits, including its accrual for interest and penalties, by $8 for settlements with various taxing authorities.

11. Segment Information

The Company’s business segments are based on the products that the Company offers and the markets that it serves. At September 30, 2008, the Company had four reportable segments: Epoxy and Phenolic Resins, Formaldehyde and Forest Products Resins, Coatings and Inks, and Performance Products. A summary of the major products of the Company’s reportable segments follows:

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

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net Sales to Unaffiliated Customers(1)(2)(3):
Epoxy and Phenolic Resins	$650	$602	$1,986	$1,767
Formaldehyde and Forest Products Resins	525	399	1,575	1,256
Coatings and Inks	319	329	1,009	1,014
Performance Products	117	97	345	293

	$1,611	$1,427	$4,915	$4,330

Segment EBITDA(2)(3):
Epoxy and Phenolic Resins	$62	$94	$194	$272
Formaldehyde and Forest Products Resins	46	40	147	129
Coatings and Inks	11	20	44	69
Performance Products	23	22	68	57
Corporate and Other	(12)	(14)	(38)	(41)

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.
(2)

Net sales and Segment EBITDA include the Orica Limited adhesives and resins business acquisition and the Arkema GmbH forest products resins and formaldehyde business acquisition from February 1, 2007 and November 1, 2007, respectively.

(3)	Certain of the Company’s product lines have been realigned, resulting in reclassifications between segments. Prior period balances have been reclassified to conform to current presentations.

Reconciliation of Segment EBITDA to Net Loss:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Segment EBITDA:
Epoxy and Phenolic Resins	$62	$94	$194	$272
Formaldehyde and Forest Products Resins	46	40	147	129
Coatings and Inks	11	20	44	69
Performance Products	23	22	68	57
Corporate and Other	(12)	(14)	(38)	(41)

Reconciliation:
Items not included in Segment EBITDA
Pending merger costs	(51)	—	(227)	—
Integration and transaction costs	(5)	(8)	(20)	(29)
Non-cash charges	(6)	(2)	(15)	(17)
Unusual items:
Gains on divestiture of assets	1	4	11	8
Business realignments	(9)	(6)	(22)	(16)
Derivative settlement	(13)	—	(13)	—
Other	(2)	(9)	(9)	(9)

Total unusual items	(23)	(11)	(33)	(17)

Total adjustments	(85)	(21)	(295)	(63)
Interest expense, net	(75)	(84)	(227)	(237)
Income tax benefit (expense)	5	(10)	(5)	(43)
Depreciation and amortization	(51)	(49)	(157)	(145)

Net loss	$(76)	$(2)	$(269)	$(2)

Items not included in Segment EBITDA

For the three and nine months ended September 30, 2008, Pending merger costs primarily represent accounting, consulting, tax and legal costs related to the pending Huntsman merger and litigation. Pending merger costs also include the write-off of previously deferred acquisition costs (see Note 3).

For the three and nine months ended September 30, 2008 and 2007, Integration and transaction costs primarily represent redundancy and incremental administrative costs for integration programs as a result of recent acquisitions; as well as costs to implement a single, company-wide, management information and accounting system and a new consolidations and financial reporting system.

For the three and nine months ended September 30, 2008 and 2007, Non-cash items represent stock-based compensation expense, impairments of property and equipment, accelerated depreciation on closing facilities, and unrealized derivative and foreign exchange gains and losses.

Not included in Segment EBITDA are certain non-cash and certain non-recurring income or expenses that are deemed by management to be unusual in nature. For the three and nine months ended September 30, 2008, these items consisted of business realignment costs, a derivative settlement, income related to the European solvent coating resins business (the “announced Alkyds Divestiture”), realized foreign exchange gains and losses and management fees. For the nine months ended September 30, 2008, these items also consisted of a gain on the sale of a portion of the Company’s ownership in HAI and a gain on the sale of certain assets of a non-core product line. For the three and nine months ended September 30, 2007, these items consisted of business realignment costs, income related to the announced Alkyds Divestiture and management fees. For the nine months ended September 30, 2007, these items also consisted of a gain on the sale of a portion of the Company’s ownership in HAI.

12. Subsequent Events

Events Related to Huntsman Merger

On October 8, 2008, as required by the Agreement, Nimbus Merger Sub Inc., a wholly owned subsidiary of the Company, launched tender offers and consent solicitations for certain outstanding notes of Huntsman and the Company. On October 23, 2008, the Company announced the pricing for such tender offers. On November 5, 2008, the Company announced the extension of the expiration date for the previously announced cash tender offers and consent solicitations. The expiration date has been extended until midnight, New York City time, on November 17, 2008, unless further extended or earlier terminated by the Company.

On October 9, 2008, the Company announced that investment funds managed by affiliates of Apollo agreed to make an additional capital contribution to the company of $540 to assist the Company in seeking to complete the Huntsman merger. In addition, Apollo informed the Company that it will waive its contractual right to a transaction fee in connection with the Huntsman merger and suspend for three years its ongoing monitoring fees from the Company. Both the capital contribution and fee waivers are conditioned on completion of the Huntsman merger.

On October 27, 2008, the Company announced that in furtherance of its efforts to seek to complete the Huntsman merger, certain stockholders of Huntsman agreed to make an additional cash commitment to Huntsman of approximately $217, conditioned upon closing of the merger. Together with the other commitments announced by Huntsman on September 11, 2008 or received by Huntsman subsequent to that date, this additional commitment raises the total amount of committed payments from Huntsman stockholders to approximately $677. In connection with this additional investment by certain Huntsman stockholders, affiliates of Apollo agreed to make an additional capital contribution of $210, making the total cash equity contributions by funds managed by Apollo $750; all conditioned upon closing of the merger and the funding of the Huntsman stockholder commitments described above.

The closing of the Huntsman merger was scheduled for October 28, 2008. Both Huntsman and the Company were prepared to complete the merger on that date but the Banks refused to provide the funding for the merger pursuant to their financing commitment letter on the basis that the solvency certificate delivered by Huntsman’s Chief Financial Officer and a solvency opinion provided by American Appraisal Associates were not customary and reasonably satisfactory.

On October 29, 2008, the Company commenced an action in the Supreme Court of the State of New York against the Banks (New York County Index No. 114552/08) alleging that the Banks breached their obligations under the financing commitment letter to fund the closing of the merger, and seeking specific performance of the Banks’ obligations on an expedited basis (the “New York Bank Action”). On October 31, 2008, the Court in the New York Bank Action denied the Company’s motion for a temporary restraining order and preliminary injunction extending the expiration of the financing commitment letter pending the trial of the Company’s claims on the merits. Trial on the Company’s claim in the New York Bank Action for an order of specific performance requiring the Banks to provide funding for the merger is scheduled to begin on January 8, 2009.

13. Guarantor/Non-Guarantor Subsidiary Financial Information

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

HEXION SPECIALTY CHEMICALS, INC.

THREE MONTHS ENDED SEPTEMBER 30, 2008

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$712	$—	$—	$1,026	$(127)	$1,611
Cost of sales	651	—	—	922	(127)	1,446

Gross profit	61	—	—	104	—	165
Selling, general and administrative expense	44	—	—	56	—	100
Pending merger costs	48	—	—	3	—	51
Integration and transaction costs	2	—	—	3	—	5
Other operating expense, net	1	—	1	—	—	2

Operating (loss) income	(34)	—	(1)	42	—	7
Interest expense, net	39	19	—	17	—	75
Intercompany interest expense (income)	22	(23)	—	1	—	—
Other non-operating expense (income), net	1	3	—	8	—	12

(Loss) income before income tax, earnings from unconsolidated entities and minority interest	(96)	1	(1)	16	—	(80)
Income tax (benefit) expense	(7)	—	—	2	—	(5)

(Loss) income before earnings from unconsolidated entities and minority interest	(89)	1	(1)	14	—	(75)
Earnings from unconsolidated entities, net of taxes	14	—	1	1	(16)	—
Minority interest in net loss of consolidated subsidiaries	(1)	—	—	—	—	(1)

Net (loss) income	$(76)	$1	$—	$15	$(16)	$(76)

HEXION SPECIALTY CHEMICALS, INC.

THREE MONTHS ENDED SEPTEMBER 30, 2007

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$584	$—	$—	$847	$(4)	$1,427
Cost of sales	502	—	—	723	(4)	1,221

Gross profit	82	—	—	124	—	206
Selling, general and administrative expense	47	—	—	50	—	97
Integration and transaction costs	5	—	—	3	—	8
Other operating expense, net	3	—	—	10	—	13

Operating income	27	—	—	61	—	88
Interest expense, net	32	20	—	32	—	84
Intercompany interest expense (income)	19	(23)	(2)	6	—	—
Other non-operating (income) expense, net	9	3	—	(13)	—	(1)

(Loss) income before income tax, earnings from unconsolidated entities and minority interest	(33)	—	2	36	—	5
Income tax expense	1	—	—	9	—	10

(Loss) income before earnings from unconsolidated entities and minority interest	(34)	—	2	27	—	(5)
Earnings from unconsolidated entities, net of taxes	30	—	(3)	1	(27)	1
Minority interest in net income of consolidated subsidiaries	2	—	—	—	—	2

Net (loss) income	$(2)	$—	$(1)	$28	$(27)	$(2)

HEXION SPECIALTY CHEMICALS, INC.

NINE MONTHS ENDED SEPTEMBER 30, 2008

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,120	$—	$—	$3,186	$(391)	$4,915
Cost of sales	1,916	—	—	2,841	(391)	4,366

Gross profit	204	—	—	345	—	549
Selling, general and administrative expense	116	—	—	187	—	303
Pending merger costs	77	—	—	150	—	227
Integration and transaction costs	12	—	—	8	—	20
Other operating expense (income), net	2	—	(2)	16	—	16

Operating (loss) income	(3)	—	2	(16)	—	(17)
Interest expense, net	120	58	—	49	—	227
Intercompany interest expense (income)	64	(70)	(1)	7	—	—
Other non-operating (income) expense, net	(6)	10	—	14	—	18

(Loss) income before income tax, earnings from unconsolidated entities and minority interest	(181)	2	3	(86)	—	(262)
Income tax (benefit) expense	(9)	1	—	13	—	5

(Loss) income before earnings from unconsolidated entities and minority interest	(172)	1	3	(99)	—	(267)
Earnings from unconsolidated entities, net of taxes	(93)	—	4	2	89	2
Minority interest in net income of consolidated subsidiaries	(4)	—	—	—	—	(4)

Net (loss) income	$(269)	$1	$7	$(97)	$89	$(269)

HEXION SPECIALTY CHEMICALS, INC.

NINE MONTHS ENDED SEPTEMBER 30, 2007

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,859	$—	$—	$2,642	$(171)	$4,330
Cost of sales	1,612	—	—	2,264	(171)	3,705

Gross profit	247	—	—	378	—	625
Selling, general and administrative expense	131	—	—	161	—	292
Integration and transaction costs	17	—	—	12	—	29
Other operating expense (income), net	4	—	(4)	23	—	23

Operating income	95	—	4	182	—	281
Interest expense, net	125	61	—	51	—	237
Intercompany interest expense (income)	51	(69)	(2)	20	—	—
Other non-operating (income) expense, net	5	6	—	(6)	—	5

(Loss) income before income tax, earnings from unconsolidated entities and minority interest	(86)	2	6	117	—	39
Income tax expense	5	—	—	38	—	43

(Loss) income before earnings from unconsolidated entities and minority interest	(91)	2	6	79	—	(4)
Earnings from unconsolidated entities, net of taxes	90	—	1	3	(91)	3
Minority interest in net income of consolidated subsidiaries	(1)	—	—	—	—	(1)

Net (loss) income	$(2)	$2	$7	$82	$(91)	$(2)

HEXION SPECIALTY CHEMICALS, INC.

SEPTEMBER 30, 2008

CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents (including restricted cash of $8)	$92	$—	$—	$150	$—	$242
Accounts receivable, net	266	4	—	573	—	843
Inventories:
Finished and in-process goods	197	—	—	251	—	448
Raw materials and supplies	75	—	—	118	—	193
Other current assets	31	—	—	60	—	91

Total current assets	661	4	—	1,152	—	1,817

Other assets
Investment in subsidiaries	760	—	23	—	(783)	—
Other assets, net	35	13	—	56	—	104

	795	13	23	56	(783)	104

Property and equipment, net	627	—	—	883	—	1,510
Goodwill	100	—	—	99	—	199
Other intangible assets, net	76	—	—	111	—	187

Total assets	$2,259	$17	$23	$2,301	$(783)	$3,817

Liabilities and Shareholder’s (Deficit) Equity
Current liabilities
Accounts and drafts payable	$265	$—	$—	$443	$—	$708
Intercompany accounts (receivable) payable	(171)	(9)	(7)	187	—	—
Debt payable within one year	29	—	—	58	—	87
Intercompany loans (receivable) payable	367	—	(2)	(365)	—	—
Interest payable	33	25	—	1	—	59
Income taxes payable	21	—	—	42	—	63
Other current liabilities	184	—	—	142	—	326

Total current liabilities	728	16	(9)	508	—	1,243

Long-term liabilities
Long-term debt	2,186	825	—	787	—	3,798
Intercompany loans payable (receivable)	814	(878)	(11)	75	—	—
Long-term pension and post employment benefit obligations	61	—	—	127	—	188
Deferred income taxes	41	—	—	94	—	135
Other long-term liabilities	103	—	—	21	—	124

Total liabilities	3,933	(37)	(20)	1,612	—	5,488

Minority interest in consolidated subsidiaries	10	—	—	3	—	13
Shareholder’s (deficit) equity	(1,684)	54	43	686	(783)	(1,684)

Total liabilities and shareholder’s (deficit) equity	$2,259	$17	$23	$2,301	$(783)	$3,817

HEXION SPECIALTY CHEMICALS, INC.

DECEMBER 31, 2007

CONDENSED CONSOLIDATING BALANCE SHEET

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$107	$—	$—	$92	$—	$199
Accounts receivable, net	239	4	—	631	—	874
Inventories:
Finished and in-process goods	183	—	—	235	—	418
Raw materials and supplies	71	—	—	114	—	185
Other current assets	39	—	—	39	—	78

Total current assets	639	4	—	1,111	—	1,754

Other assets
Investment in subsidiaries	861	—	23	—	(884)	—
Other assets, net	156	14	—	53	—	223

	1,017	14	23	53	(884)	223

Property and equipment, net	641	—	—	974	—	1,615
Goodwill	101	—	—	105	—	206
Other intangible assets, net	82	—	—	126	—	208

Total assets	$2,480	$18	$23	$2,369	$(884)	$4,006

Liabilities and Shareholder’s (Deficit) Equity
Current liabilities
Accounts and drafts payable	$279	$—	$—	$439	$—	$718
Intercompany accounts payable (receivable)	20	(5)	(8)	(7)	—	—
Debt payable within one year	29	—	—	56	—	85
Intercompany loans payable (receivable)	413	—	—	(413)	—	—
Interest payable	43	10	—	1	—	54
Income taxes payable	13	—	—	34	—	47
Other current liabilities	144	—	—	198	—	342

Total current liabilities	941	5	(8)	308	—	1,246
Long-term liabilities
Long-term debt	2,153	825	—	657	—	3,635
Intercompany loans payable (receivable)	529	(901)	(13)	385	—	—
Long-term pension and post employment benefit obligations	80	—	—	140	—	220
Deferred income taxes	39	—	—	102	—	141
Other long-term liabilities	116	—	—	22	—	138

Total liabilities	3,858	(71)	(21)	1,614	—	5,380

Minority interest in consolidated subsidiaries	8	—	—	4	—	12
Shareholder’s (deficit) equity	(1,386)	89	44	751	(884)	(1,386)

Total liabilities and shareholder’s (deficit) equity	$2,480	$18	$23	$2,369	$(884)	$4,006

HEXION SPECIALTY CHEMICALS, INC.

NINE MONTHS ENDED SEPTEMBER 30, 2008

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(171)	$12	$5	$106	$—	$(48)
Cash flows (used in) provided by investing activities
Capital expenditures	(42)	—	—	(47)	—	(89)
Dividend from subsidiary	12	—	—	—	(12)	—
Change in restricted cash	—	—	—	(8)	—	(8)
Proceeds from the sale of assets	—	—	5	8	—	13

	(30)	—	5	(47)	(12)	(84)

Cash flows provided by (used in) financing activities
Net short-term debt (repayments) borrowings	—	—	—	3	—	3
Borrowings of long-term debt	384	—	—	672	—	1,056
Repayments of long-term debt	(351)	—	—	(520)	—	(871)
Settlement of derivative relating to debt	—	—	—	(13)	—	(13)
Intercompany loan borrowings (repayments)	154	(12)	(3)	(139)	—	—
Dividends paid	(1)	—	(7)	(5)	12	(1)

	186	(12)	(10)	(2)	12	174

Effect of exchange rates on cash and cash equivalents	—	—	—	(7)	—	(7)

(Decrease) increase in cash and cash equivalents	(15)	—	—	50	—	35
Cash and cash equivalents at beginning of period	107	—	—	92	—	199

Cash and cash equivalents at end of period	$92	$—	$—	$142	$—	$234

HEXION SPECIALTY CHEMICALS, INC.

NINE MONTHS ENDED SEPTEMBER 30, 2007

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(83)	$—	$1	$166	$—	$84
Cash flows (used in) provided by investing activities
Capital expenditures	(35)	—	—	(37)	—	(72)
Capitalized interest	(1)	—	—	—	—	(1)
Acquisition of businesses, net of cash acquired	—	—	—	(63)	—	(63)
Deferred acquisition costs	(105)	—	—	—	—	(105)
Dividend from subsidiary	11	—	6	—	(17)	—
Proceeds from the sale of assets	—	—	5	13	—	18

	(130)	—	11	(87)	(17)	(223)

Cash flows provided by (used in) financing activities
Net short-term debt borrowings (repayments)	4	—	—	(6)	—	(2)
Borrowings of long-term debt	754	—	—	1,400	—	2,154
Repayments of long-term debt	(790)	—	—	(1,047)	—	(1,837)
Long-term debt and credit facility financing fees	(1)	—	—	(1)	—	(2)
Intercompany loan borrowings (repayments)	343	—	(1)	(342)	—	—
Dividends paid	(11)	—	(11)	(6)	17	(11)

	299	—	(12)	(2)	17	302

Effect of exchange rates on cash and cash equivalents	—	—	—	9	—	9

Increase in cash and cash equivalents	86	—	—	86	—	172
Cash and cash equivalents at beginning of period	7	—	—	57	—	64

Cash and cash equivalents at end of period	$93	$—	$—	$143	$—	$236

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in millions)

The following commentary should be read in conjunction with the audited financial statements and the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K.

Within the following discussion, unless otherwise stated, “the quarter ended September 30, 2008” and “the third quarter of 2008” refer to the three months ended September 30, 2008, and “the quarter ended September 30, 2007” and “the third quarter of 2007” refer to the three months ended September 30, 2007.

Forward-Looking and Cautionary Statements

Certain statements in this Quarterly Report on Form 10-Q including, without limitation, statements made under the caption “Overview and Outlook,” are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, the management of Hexion Specialty Chemicals, Inc. (which may be referred to as “Hexion,” “we,” “us,” “our” or the “Company”) may from time to time make oral forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “will,” or “intend” or similar expressions. Forward-looking statements reflect our current views about future events and are based on currently available financial, economic and competitive data and on our current business plans. Actual results could vary materially depending on risks and uncertainties that may affect our markets, services, prices and other factors as discussed in our 2007 Annual Report on Form 10-K, in Item 1A – Risk Factors of Part II of this Quarterly Report on Form 10-Q, and our other filings with the Securities and Exchange Commission (SEC). Important factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to: our pending merger with Huntsman Corporation, including the related pending litigation; economic factors such as the current credit crises and economic downturn and an interruption in the supply of or increased pricing of raw materials due to natural disasters; competitive factors such as pricing actions by our competitors that could affect our operating margins; and regulatory factors such as changes in governmental regulations involving our products that lead to environmental and legal matters as described in our 2007 Annual Report on Form 10-K, and our other filings with the SEC.

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

•	Continuing to improve our profitability by realizing cost savings opportunities as a result of the Hexion Formation and current efforts to reduce costs.

Our business segments are based on the products that we offer and the markets that we serve. At September 30, 2008, we had four reportable segments: Epoxy and Phenolic Resins, Formaldehyde and Forest Products Resins, Coatings and Inks, and Performance Products. The major products of our reportable segments are as follows:

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

The Company’s organizational structure continues to evolve. It is also continuing to refine its operating structure to link similar products more closely, minimize divisional boundaries and improve the Company’s ability to serve multi-dimensional common customers. These refinements, when complete may result in future changes to the Company’s reportable segments.

We are party to various legal proceedings related to our pending merger agreement with Huntsman. For further information on these legal proceedings, see Notes 8 and 12 in Item 1 of Part I in this Quarterly Report on Form 10-Q.

2008 Overview

•

Net sales increased 13% and 14%, for the three and nine months ended September 30, 2008, respectively, as compared to the comparable periods one year ago. Despite experiencing significant volatility in our raw material costs, we have been able to pass along increased costs in higher selling prices in several of our product lines.

•

As a percent of sales, gross profit declined 4% and 3% for the three and nine months ended September 30, 2008, respectively, as compared to the comparable periods one year ago. Gross profit percentage declined due to higher processing costs, including utilities and freight, and higher raw material prices that were not fully passed through to our customers. Further, three of our manufacturing facilities were shut down for over three weeks due to Hurricanes Ike and Gustav. Business interruption losses, higher freight costs, plant down time and plant damages associated with these hurricanes negatively impacted our gross profit by approximately $12 in the third quarter of 2008. We have commenced discussions with our insurers to determine how much, if any, of these costs can be recovered.

•

We incurred $51 and $227 of Pending merger costs in the three and nine months ended September 30, 2008, respectively. Although the Huntsman merger has not yet closed, we continue to use our reasonable best efforts to consummate the merger.

•

We realized $7 and $18 of planned synergies in the three and nine months ended September 30, 2008, respectively. We have realized $138 of cumulative planned synergies at September 30, 2008. We are progressing as planned towards the achievement of $175 in synergies from the Hexion Formation.

•

We announced that we are targeting an additional $60 in productivity savings. Most of the actions to obtain these savings will have been initiated or completed within the next 18 months. Estimated costs to achieve these savings are $58.

•

We are responding to changing market conditions and reducing excess capacity as part of our ongoing synergy and productivity initiatives. In the third quarter of 2008, we ceased production at a facility in our Coatings and Inks segment. In the second quarter of 2008, we ceased production at four facilities in our Epoxy and Phenolic Resins, Formaldehyde and Forest Products Resins, and Coatings and Inks segments.

•	We have begun construction of a formaldehyde and forest products resins manufacturing complex to serve the engineering wood products market in southern Brazil.

Outlook

Our business is impacted by general economic and industrial conditions, including housing starts, automotive builds, oil and natural gas drilling activity and general industrial production. Our business has both geographic and end market diversity which has reduced the impact of any one of these factors on our overall performance. We expect the current global economic and financial conditions, including disruption in the credit markets, will negatively affect our business for the remainder of 2008 and into 2009. We expect slowing economies in North America, Asia and Europe. However, the economic slowdown in Europe should be partially tempered by the weaker euro which is expected to increase the volume of European exports. We anticipate that continued softness in housing markets in the U.S. and in certain European markets will impact our volume, primarily for our forest products resins, which is included in our Formaldehyde and Forest Products Resins segment, and our phenolic specialty resins, epoxy coating, polyester and acrylic resin product lines, which are included in our Epoxy and Phenolic Resins and Coatings and Inks segments. We also anticipate that continued softness in automotive build rates in North America and Europe will continue to exert downward volume pressure on certain product lines that are included in our Epoxy and Phenolic Resins, Coatings and Inks and Performance Products segments. However, we anticipate an increase in demand in certain of the markets that we serve in both industrialized and developing nations. We expect continued strength in energy exploration as well as alternative energy markets which should have positive impacts on volumes in our Performance Products and Epoxy and Phenolic Resins segments.

If the global economic environment continues to weaken, our future results of operations and the fair value of our reporting units could be adversely affected. This could also result in asset impairments, including goodwill. Although no goodwill impairment indicator occurred in the first nine months of 2008, we will review the need to recognize a goodwill impairment charge in conjunction with our goodwill impairment test in the fourth quarter of 2008.

Although we expect raw material cost volatility to continue because of volatile pricing of key feedstocks, we anticipate decreasing raw material and commodity costs in the short-term will positively impact our business. To help mitigate raw material volatility, we have purchase and sale contracts with many of our vendors and customers that contain periodic price adjustment mechanisms. Due to differences in the timing of pricing mechanism trigger points between our sales and purchase contracts, there is often a lead-lag impact during which margins are negatively impacted in the short term, when raw material prices increase, and are positively impacted when raw material prices fall.

In the short-term, we expect one-time Pending merger costs and one-time productivity program-related costs to offset improvements in free cash flow (which we define as cash flow from operating activities less anticipated capital expenditures) from increased sales pricing, realizing planned synergies and continued focus on reducing working capital.

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

Raw materials comprise approximately 80% of our product cost. The three largest raw materials used in our production processes are phenol, methanol and urea. These materials represent almost half of our total raw material costs. Fluctuations in energy costs, such as volatility in the price of crude oil and related petrochemical products, as well as the cost of natural gas have caused increased utility costs and volatility in our raw material costs. The average prices of phenol, methanol and urea increased by approximately 18%, 59% and 144%, respectively, in the third quarter of 2008 compared to the third quarter of 2007. The average prices of phenol, methanol, and urea increased by approximately 8%, 41% and 78%, respectively, for the nine months of 2008 compared to the nine months of 2007. Passing through raw material price changes can result in significant variances in sales comparisons from year to year. We had a favorable impact on sales from passing through raw material price increases to our customers in both the three and nine months ended September 30, 2008.

Results of Operations

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended September 30,		Nine Months ended September 30,
(In millions)	2008	2007	2008	2007
Net sales	$1,611	$1,427	$4,915	$4,330
Cost of sales	1,446	1,221	4,366	3,705

Gross profit	165	206	549	625
Gross profit as a percentage of net sales	10%	14%	11%	14%
Selling, general & administrative expense	100	97	303	292
Pending merger costs	51	—	227	—
Integration and transaction costs	5	8	20	29
Other operating expense, net	2	13	16	23

Operating income (loss)	7	88	(17)	281
Operating income (loss) as a percentage of net sales	—%	6%	—%	6%
Interest expense, net	75	84	227	237
Other non-operating expense (income), net	12	(1)	18	5

Total non-operating expenses	87	83	245	242

(Loss) income before income tax, earnings from unconsolidated entities and minority interest	(80)	5	(262)	39
Income tax (benefit) expense	(5)	10	5	43

Loss before earnings from unconsolidated entities and minority interest	(75)	(5)	(267)	(4)
Earnings from unconsolidated entities, net of taxes	—	1	2	3
Minority interest in net (income) loss of consolidated subsidiaries	(1)	2	(4)	(1)

Net loss	$(76)	$(2)	$(269)	$(2)

Three months ended September 30, 2008 vs. 2007

Sales

In the third quarter of 2008, net sales increased by $184, or 13%, compared with the third quarter of 2007. Net acquisitions added $52 in incremental net sales while pricing and favorable product mix added $182. We passed through raw material price increases to customers in certain of our product lines, including forest products resins and formaldehyde, specialty epoxies, phenolic specialty resins, versatics and coatings. Favorable product mix in our epoxies and forest products businesses also contributed to higher net sales. Volume declines in several of our product lines, including North American forest products resins and formaldehyde, phenolic specialty resins, base epoxies and intermediates, versatics and coatings negatively impacted sales by $107. These declines were primarily driven by soft housing and automotive markets, as well as increased competition and raw material shortages in certain product lines. The volume declines were partially offset by higher volumes in our oilfield products and specialty epoxies businesses. In addition, net favorable currency translation of $57 contributed to the sales increase as a result of the strengthening of the euro and Brazilian real against the U.S. dollar.

Gross Profit

In the third quarter of 2008, gross profit declined by $41 compared with the third quarter of 2007. As a percentage of sales, gross profit declined 4%. The decrease in gross profit was primarily attributable to higher processing costs, including utilities and freight, of $23. The timing of raw material price increases that were not fully passed through to customers also contributed to the decrease. Hurricanes Ike and Gustav negatively impacted gross profit by $12 as we incurred business interruption losses and incremental expenses, including higher freight costs, plant down time and plant damages. These decreases were partially offset by the impact of net acquisitions, higher prices in certain of our product lines and synergies that we realized from the Hexion Formation.

Operating Income (Loss)

In the third quarter of 2008, operating income declined by $81 compared with the third quarter of 2007. Pending merger costs of $51 was the primary driver of the decrease. In addition, operating income was negatively impacted by the decrease in gross profit as discussed above. Selling, general and administrative expenses increased by $3, but as a percentage of sales declined by 1%. These increases were partially offset by a decrease in Other operating expense, net of $11 primarily due to higher foreign exchange gains, partially offset by an increase in business realignment costs and accelerated depreciation on closing facilities.

Non-Operating Expenses

In the third quarter of 2008, total non-operating expenses increased by $4 compared with the third quarter of 2007. Other non-operating expense, net increased by $13 due to higher net realized derivative losses and unrealized foreign exchange losses in 2008 compared to the third quarter of 2007. Interest expense, net decreased by $9 in 2008 compared to 2007 as a result of lower interest rates.

Income Tax (Benefit) Expense

Income tax benefit relates primarily to losses from foreign operations and increases in the domestic valuation allowance due to continued domestic losses in the U.S. for which no benefit can be recognized.

In the third quarter of 2008, income tax expense decreased by $15 to a benefit of $5. This is primarily due to increased losses from operations and a decrease in the amount of unrecognized tax benefits (including accruals for interest and penalties) for settlements with various taxing authorities.

Nine months ended September 30, 2008 vs. 2007

Sales

In the first nine months of 2008, net sales increased by $585 or 14%, compared with the first nine months of 2007. Net acquisitions added $140 in incremental net sales while pricing and favorable product mix added $393. We passed through raw material price increases to customers in certain of our product lines, including forest products resins and formaldehyde, specialty epoxies, phenolic specialty resins, versatics, coatings and foundry. Higher prices and favorable product mix in our epoxies business also contributed to higher net sales. Volume declines in several of our product lines, including forest products resins and formaldehyde, phenolic specialty resins, base epoxies, versatics, coatings, and foundry application businesses negatively impacted sales by $227. These declines were primarily driven by soft housing and automotive markets, as well as increased competition and raw material shortages in certain product lines. The volume declines were partially offset by higher volumes in our oilfield products and specialty epoxies businesses. In addition, net favorable currency translation of $279 contributed to the sales increase as a result of the strengthening of the euro, Canadian dollar and Brazilian real against the U.S. dollar.

Gross Profit

In the first nine months of 2008, gross profit declined by $76 compared with the first nine months of 2007. As a percentage of sales, gross profit declined 3%. Gross profit was negatively impacted by the timing of raw material price increases that have not been fully passed through to our customers. Also contributing to the decrease were higher processing costs, including utilities and freight, of $57, that have not been passed through to customers. Hurricanes Ike and Gustav negatively impacted gross profit by $12 as we incurred business interruption losses and incremental expenses, including higher freight costs, plant down time and plant damages. These decreases were partially offset by the impact of net acquisitions, higher prices in certain of our product lines and synergies that we realized from the Hexion Formation.

Operating Income (Loss)

In the first nine months of 2008, operating income declined by $298, compared with the first nine months of 2007. Pending merger costs of $227, which included the write-off of previously deferred acquisition costs, was the primary driver of the decrease. In addition, operating income was negatively impacted by the decrease in gross profit as discussed above. Selling, general and administrative expenses increased by $11 as a result of recent acquisitions, but declined as a percentage of sales by 1%. Partially offsetting the decline in operating income was a decrease in Integration and transaction costs of $9, as we incurred lower costs to implement a single, company-wide, management information and accounting system in 2008 compared to 2007. In addition, Other operating expense, net decreased by $7 primarily due to higher foreign exchange gains, partially offset by an increase in business realignment costs and accelerated depreciation on closing facilities.

Non-Operating Expenses

In the first nine months of 2008, total non-operating expenses increased by $3 compared with the first nine months of 2007. Other non-operating expense, net increased by $13, due to higher net realized derivative losses and higher net realized and unrealized foreign exchange losses in 2008 as compared to the first nine months of 2007. Interest expense, net decreased by $10 as a result of lower interest rates.

Income Tax Expense

Income tax expense relates primarily to income from foreign operations and increases in the domestic valuation allowance due to continued domestic losses in the U.S. for which no benefit can be recognized.

In the first nine months of 2008, income tax expense decreased by $38 to $5. This is primarily due to an increase in pre-tax losses from operations, the recognition of a federal tax refund, and a decrease in the amount of unrecognized tax benefits (including accruals for interest and penalties) for settlements with various taxing authorities.

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

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net Sales to Unaffiliated Customers(1)(2)(3):
Epoxy and Phenolic Resins	$650	$602	$1,986	$1,767
Formaldehyde and Forest Products Resins	525	399	1,575	1,256
Coatings and Inks	319	329	1,009	1,014
Performance Products	117	97	345	293

	$1,611	$1,427	$4,915	$4,330

Segment EBITDA(2)(3):
Epoxy and Phenolic Resins	$62	$94	$194	$272
Formaldehyde and Forest Products Resins	46	40	147	129
Coatings and Inks	11	20	44	69
Performance Products	23	22	68	57
Corporate and Other	(12)	(14)	(38)	(41)

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.
(2)	Net sales and Segment EBITDA include the Orica A&R Acquisition and Arkema Acquisition from February 1, 2007 and November 1, 2007, respectively.
(3)	Certain of the Company’s product lines have been realigned, resulting in reclassifications between segments. Prior period balances have been reclassified to conform to current presentations.

Three Months Ended September 30, 2008 vs. Three Months Ended September 30, 2007 Segment Results

Following is an analysis of the percentage change in sales by segment from the three months ended September 30, 2007 to the three months ended September 30, 2008:

	Volume	Price/Mix	Currency Translation	Acquisitions/ Divestitures	Total
Epoxy and Phenolic Resins	(2)%	5%	5%	—	8%
Formaldehyde and Forest Products Resins	(14)%	30%	3%	13%	32%
Coatings and Inks	(16)%	7%	6%	—	(3)%
Performance Products	14%	6%	1%	—	21%

Epoxy and Phenolic Resins

Net sales in the third quarter of 2008 increased by $48, or 8%, as compared to the third quarter of 2007. Product mix, the pass through of higher raw material costs, and selected pricing improvement initiatives added $31 to net sales. Volume declines negatively impacted sales by $11. The volume decrease was primarily driven by our specialty phenolics and base epoxies and intermediates resins businesses. The declines in these businesses were attributable to the decline in the North American automotive and housing markets, continued softening of construction markets in certain parts of Europe and competitive pricing pressures. Also, as a result of Hurricanes Ike and Gustav, two of our manufacturing facilities were shut down for approximately 25 days, which negatively impacted base epoxies and intermediates volumes. Our versatics volumes were negatively impacted by a shortage of certain of our raw materials. These volume declines were partially offset by volume increases in our specialty epoxies business. Foreign currency translation had a positive impact of $28 as the euro strengthened against the U.S. dollar in 2008.

Segment EBITDA in the third quarter of 2008 declined by $32, to $62, compared to the third quarter of 2007. The decrease was primarily in our base epoxies and intermediates business due to increased raw material costs of $17 and utility costs of $18 that we did not fully pass through to our customers. Segment EBITDA was negatively impacted by $5 due to the force majeure declared in February 2008 which resulted in a shortage of certain raw materials used in our versatics production. In addition, Hurricanes Ike and Gustav negatively impacted Segment EBITDA by $9 due to business interruption losses and incremental expenses, including higher freight costs, plant down time and plant damages.

Formaldehyde and Forest Products Resins

Net sales in the third quarter of 2008 increased by $126, or 32%, as compared to the third quarter of 2007. The impact of acquisitions added $52 to net sales. Sales increased $121 as we were able to pass through higher raw material costs to our contract customers, as allowed by our commercial contracts, as well as to our non-contract customers. Favorable product mix also contributed to the increase. Lower volumes negatively impacted sales by $57. The volume decrease primarily occurred in our North American forest products resins business due to the decline in the North American housing construction market. As a result of Hurricane Gustav, one of our formaldehyde manufacturing facilities was shut down for approximately 21 days, which negatively impacted North American formaldehyde volumes. Our European forest products business volumes also declined as construction demand slowed in certain parts of Europe. Favorable currency translation of $10 contributed to higher sales primarily as the euro and the Brazilian real strengthened against the U.S. dollar in 2008.

Segment EBITDA in the third quarter of 2008 increased by $6, to $46, as compared to the third quarter of 2007. The impact of acquisitions added $10 to Segment EBITDA in 2008. The Segment EBITDA generated by our legacy business was negatively impacted by the volume declines discussed above, partially offset by incremental purchasing productivity, improved product mix and favorable currency translation. Hurricane Gustav negatively impacted Segment EBITDA by $3 due to business interruption losses and incremental expenses, including higher freight costs, plant down time and plant damages.

Coatings and Inks

Net sales in the third quarter of 2008 decreased by $10, or 3%, as compared to the third quarter of 2007. Volume declines of $52 negatively impacted sales. Coatings volume declines were attributable to the downturn in the North American housing construction market and the slowing housing construction markets in certain European countries. The volume declines were partially offset by stronger pricing, which contributed $24 to sales as we were able to pass through certain raw material price increases. Favorable currency translation added $18 to sales, primarily due to the strengthened euro against the U.S. dollar in 2008.

Segment EBITDA in the third quarter of 2008 declined by $9, to $11, as compared to the third quarter 2007. The decrease was primarily the result of the volume declines, as discussed above, and increasing raw material and utility costs that we were unable to pass through to our customers.

Performance Products

Net sales in the third quarter of 2008 increased by $20, or 21%, as compared to the third quarter of 2007. Volume increases positively impacted sales by $13, driven by our oilfield technology products. Strong demand continued for our oilfield products due to increased U.S. drilling activities. This volume increase was partially offset by declines in foundry volumes resulting from decreased demand in the North American automotive sector. Pricing added $6 to sales, driven by the pass through of raw material price increases in our foundry and Asia Pacific businesses. Favorable currency translation of $1 also contributed to the increased sales.

Segment EBITDA in the third quarter of 2008 increased by $1, to $23, as compared to the third quarter of 2007. The increase was primarily driven by the effect of volume increases in our oilfield technology products, partially offset by the effect of volume decreases in our foundry business.

Corporate and Other

Corporate and Other is primarily corporate general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions as well as legacy company costs not allocated to continuing segments. Corporate and Other charges decreased by $2, to $12, as compared to the third quarter of 2007, primarily due to decreased compensation related costs.

Nine Months Ended September 30, 2008 vs. Nine Months Ended September 30, 2007 Segment Results

Following is an analysis of the percentage change in sales by segment from the nine months ended September 30, 2007 to the nine months ended September 30, 2008:

	Volume	Price/Mix	Currency Translation	Acquisitions/ Divestitures	Total
Epoxy and Phenolic Resins	1%	4%	7%	—	12%
Formaldehyde and Forest Products Resins	(12)%	20%	5%	12%	25%
Coatings and Inks	(12)%	5%	8%	(1)%	—
Performance Products	12%	4%	2%	—	18%

Epoxy and Phenolic Resins

Net sales in the first nine months of 2008 increased by $219, or 12%, as compared to the first nine months of 2007. Stronger volumes contributed $18 to net sales. The volume increase was driven by our specialty epoxies business, partially offset by declines in our specialty phenolics and base epoxies businesses. The declines in these businesses were attributable to the decline in the North American automotive and housing markets, continued softening of construction markets in certain parts of Europe and competitive pricing pressures. Versatics volumes were negatively impacted by a shortage of certain of our raw materials. Product mix, the pass through of higher raw material costs, and selected pricing improvement initiatives added $70 to sales. Foreign currency translation had a positive impact of $131 as the euro strengthened against the U.S. dollar in 2008.

Segment EBITDA in the first nine months of 2008 declined by $78, to $194, compared to the first nine months of 2007. The decrease was primarily in our base epoxies and intermediates business due to increased raw material costs of $57 and utility costs of $31 that we did not fully pass through to our customers. Segment EBITDA was negatively impacted by $15 due to the force majeure declared in February 2008 which resulted in a shortage of certain raw materials used in our versatics production. In addition, Hurricanes Ike and Gustav negatively impacted Segment EBITDA by $9 due to business interruption losses and incremental expenses, including higher freight costs, plant down time and plant damages.

Formaldehyde and Forest Products Resins

Net sales in the first nine months of 2008 increased by $319, or 25%, as compared to the first nine months of 2007. The impact of acquisitions added $154 to net sales. Sales increased $259 as we were able to pass through higher raw material costs to our contract customers, as allowed by our commercial contracts, as well as our non-contract customers. Lower volumes negatively impacted sales by $154. The volume decrease primarily occurred in our North American forest products resins business due to the decline in the North American housing construction market. Our North American formaldehyde volume was also negatively impacted by an extended customer shutdown and by Hurricane Gustav. Favorable currency translation of $60 contributed to higher sales as the euro, Canadian dollar and the Brazilian real strengthened against the U.S. dollar in 2008.

Segment EBITDA in the first nine months of 2008 increased by $18, to $147, as compared to the first nine months of 2007. The impact of acquisitions added $24 to Segment EBITDA in 2008. The Segment EBITDA generated by our legacy business was negatively impacted by the volume declines discussed above. In addition, Hurricane Gustav negatively impacted Segment EBITDA by $3 due to business interruption losses and incremental expenses, including higher freight costs, plant down time and plant damages. These decreases were partially offset by incremental purchasing productivity and favorable foreign currency translation.

Coatings and Inks

Net sales in the first nine months of 2008 decreased by $5 compared to the first nine months of 2007. The closure of our alkyds facilities in Europe accounted for a decrease of $14 in sales. Volume declines of $126 negatively impacted sales. Coatings volume declines were primarily attributable to the downturn in the North American housing construction market and the slowing housing construction markets in certain European countries. Inks volumes increased in Europe due to increased market share, but were largely offset by lower North American volumes due to competitive pressures and our exit from certain low margin product lines. Pricing contributed $52 to sales as we were able to pass through certain raw material price increases. Favorable currency translation added $83 to sales, primarily due to the strengthened euro against the U.S. dollar in 2008.

Segment EBITDA in the first nine months of 2008 declined by $25, to $44, as compared to the first nine months of 2007. The decrease is primarily the result of the volume declines and competitive market pressures, as discussed above, and increasing raw material and utility costs that we were unable to pass through to our customers.

Performance Products

Net sales in the first nine months of 2008 increased by $52, or 18%, as compared to the first nine months of 2007. Volume increases positively impacted sales by $35, driven by our oilfield technology products. Strong demand continued for our oilfield products due to increased U.S. drilling activities. This volume increase was partially offset by declines in foundry volumes resulting from decreased demand in the North American automotive sector. Pricing added $12 to sales, driven by the pass through of raw material price increases in our foundry and Asia Pacific businesses. Favorable currency translation of $5 also contributed to the increased sales.

Segment EBITDA in the first nine months of 2008 increased by $11, to $68, as compared to the first nine months of 2007. The increase was primarily driven by the effect of volume increases in our oilfield technology products and our focus on controlling operating costs.

Corporate and Other

Corporate and Other is primarily corporate general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions as well as legacy company costs not allocated to continuing segments. Corporate and Other charges decreased by $3, to $38, as compared to the first nine months of 2007, primarily due to decreased compensation related costs.

Reconciliation of Segment EBITDA to Net Loss:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Segment EBITDA:
Epoxy and Phenolic Resins	$62	$94	$194	$272
Formaldehyde and Forest Products Resins	46	40	147	129
Coatings and Inks	11	20	44	69
Performance Products	23	22	68	57
Corporate and Other	(12)	(14)	(38)	(41)

Reconciliation:
Items not included in Segment EBITDA
Pending merger costs	(51)	—	(227)	—
Integration and transaction costs	(5)	(8)	(20)	(29)
Non-cash charges	(6)	(2)	(15)	(17)
Unusual items:
Gains on divestiture of assets	1	4	11	8
Business realignments	(9)	(6)	(22)	(16)
Derivative settlement	(13)	—	(13)	—
Other	(2)	(9)	(9)	(9)

Total unusual items	(23)	(11)	(33)	(17)

Total adjustments	(85)	(21)	(295)	(63)
Interest expense, net	(75)	(84)	(227)	(237)
Income tax benefit (expense)	5	(10)	(5)	(43)
Depreciation and amortization	(51)	(49)	(157)	(145)

Net loss	$(76)	$(2)	$(269)	$(2)

Items not included in Segment EBITDA

For the three and nine months ended September 30, 2008, Pending merger costs primarily represent accounting, consulting, tax and legal costs related to the pending Huntsman merger and litigation. Pending merger costs also include the write-off of previously deferred acquisition costs.

For the three and nine months ended September 30, 2008 and 2007, Integration and transaction costs primarily represent redundancy and incremental administrative costs for integration programs as a result of recent acquisitions; as well as costs to implement a single, company-wide, management information and accounting system and a new consolidations and financial reporting system.

For the three and nine months ended September 30, 2008 and 2007, Non-cash items represent stock-based compensation expense, impairments of property and equipment, accelerated depreciation on closing facilities, and unrealized derivative and foreign exchange gains and losses.

Not included in Segment EBITDA are certain non-cash and certain non-recurring income or expenses that are deemed by management to be unusual in nature. For the three and nine months ended September 30, 2008, these items consisted of business realignment costs, a derivative settlement, income related to the European solvent coating resins business (the “announced Alkyds Divestiture”), realized foreign exchange gains and losses and management fees. For the nine months ended September 30, 2008, these items also consisted of a gain on the sale of a portion of the Company’s ownership in HA-International, LLC (“HAI”) and a gain on the sale of certain assets of a non-core product line. For the three and nine months ended September 30, 2007, these items consisted of business realignment costs, income related to the announced Alkyds Divestiture and management fees. For the nine months ended September 30, 2007, these items also consisted of a gain on the sale of a portion of the Company’s ownership in HAI.

Liquidity and Capital Resources

Sources and Uses of Cash

We are a highly leveraged company. Our primary sources of liquidity are cash flow generated from operations and availability under our senior secured credit facilities. Our primary liquidity requirements are interest and capital expenditures. In addition, over the next 12 months, we have significant synergy and productivity program-related obligations and significant pending merger and litigation related costs. Excluding cash payments associated with the pending merger of $39 and inventory cost increases resulting from rapidly increasing raw materials of $54, we generated $45 from operating activities during the nine months ended September 30, 2008.

At September 30, 2008, we had $3,885 of debt, including $87 of short-term debt and capital lease maturities. In addition, at September 30, 2008, we had $321 in liquidity including $234 of unrestricted cash and cash equivalents, $21 of borrowings available under our senior secured revolving credit facilities, and $66 of borrowings available under additional credit facilities at certain domestic and international subsidiaries with various expiration dates through 2011.

We are managing our available cash and liquidity requirements carefully. In September 2008, we drew down on our senior secured revolving credit facilities to ensure availability of funds during the current disruption in the credit markets. We are facing increased pressure from vendors to decrease payment terms due to the current credit environment and concerns about our exposure to damages in the Huntsman litigation. We have focused on receivable collections to offset a portion of the payment term pressure by offering incentives to customers to encourage early payment. In addition we are closely monitoring capital expenditures and other discretionary spending. We continue to focus on working capital (defined as accounts receivable and inventories less accounts and drafts payable), however, volatile raw material and commodity prices have caused increased inventory balances as of September 30, 2008. Our working capital at September 30, 2008 was $776, an increase of $17 from December 31, 2007.

We are targeting an additional $60 in productivity savings. Most of the actions to obtain these savings will have been initiated or completed within the next 18 months. The costs to achieve these savings, estimated at $58, will be funded from working capital. We expect to have adequate liquidity to fund our ongoing operations for the foreseeable future from cash flows provided by operating activities and amounts available for borrowings under our credit facilities. We are also investigating the sale of non-core assets and adding additional foreign and asset-backed financing sources to further increase liquidity. The possible softening demand for our products for an extended period of time due to global economic and financial conditions would negatively impact our liquidity, future results of operations and flexibility to execute liquidity enhancing actions.

On November 4, 2008, Standard & Poor lowered our corporate credit rating from “B” to “B-” due to the uncertainty relating to potential impacts of the litigation and deteriorating global economic and financial market conditions on our business. We do not expect this to have a significant impact on our liquidity.

See Pending Huntsman Transaction Funding Requirements section for discussion of the impact of Huntsman litigation on our outlook for liquidity.

Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30:

	2008	2007
Operating activities	$(48)	$84
Investing activities	(84)	(223)
Financing activities	174	302
Effect of exchange rates on cash flow	(7)	9

Net change in cash and cash equivalents	$35	$172

Operating Activities

In the first nine months of 2008, operations used $48. Net loss of $269 included $284 of non-cash items, of which $157 was for depreciation and amortization and $101 was for the write-off of deferred acquisition costs. Working capital and changes in other assets and liabilities and income taxes payable used $63 due to the growth of the business, increased raw material and commodity costs, the timing of cash payments versus cash collections and expense recognition, one-time Pending merger costs, and increased pressure on vendor payment terms.

In the first nine months of 2007, operations provided $84 of cash. Net loss of $2 included $165 of non-cash charges of which $145 was for depreciation and amortization. Working capital and changes in other assets and liabilities used cash of $52 due to the growth of the business, timing of cash collection versus cash payments, and increased inventory levels due to higher raw material costs and planned inventory builds in anticipation of manufacturing turnarounds scheduled for later in the year. In 2007 cash from operations related to taxes used $27. We also had a cash settlement with the Netherlands taxing authority of $24.

Investing Activities

In the first nine months of 2008, investing activities used $84. We spent $89 for capital expenditures, primarily for plant expansions and improvements. We generated cash of $13 from the divestiture of a non-core product line and the sale of a portion of the Company’s ownership in HAI. We used $8 to fund a restricted cash requirement primarily for collateral for a subsidiary’s debt.

In the first nine months of 2007, investing activities used $223 of cash. We spent $63 for acquisitions and $72 for capital expenditures, primarily for plant expansions and improvements. We also spent $105 for costs related to in-process acquisitions.

Financing Activities

In the first nine months of 2008, financing activities generated $174. Net short-term debt borrowings were $3 and net long-term debt borrowings were $185, primarily to fund working capital requirements and pending merger costs. We paid $13 to settle a portion of our cross currency and interest rate swaps and $1 for dividends on common stock.

In the first nine months of 2007, financing activities provided $302. Net short-term debt repayments were $2. Net long-term borrowings of $317 were for acquisitions, working capital requirements and future acquisition funding needs. Payments of dividends on common stock were $11.

Pending Huntsman Transaction Funding Requirements

The pending Huntsman merger was initially valued at approximately $10,600, which included the assumption of debt. If the transaction is consummated, Huntsman stockholders would receive $28.00 in cash for each outstanding share of Huntsman common stock, plus the equivalent of approximately 8% per annum (less any dividends or distributions declared or made) from April 6, 2008 through the consummation of the merger. In connection with the transaction, we obtained financing commitments from affiliates of Credit Suisse and Deutsche Bank (the “Banks”).

As described in Note 8 in Item 1 of Part I in this Quarterly Report on Form 10-Q, we filed suit that alleged, among other things, that the capital structure agreed to by the Company and Huntsman for the combined company was no longer viable and that Huntsman suffered a Company Material Adverse Effect, as defined in the merger agreement. On September 29, 2008, the Delaware Court of Chancery entered a judgment in favor of Huntsman ordering us to specifically perform our covenants under the merger agreement, including the obligation to use our reasonable best efforts to take all actions necessary and proper to consummate the merger in the most expeditious manner practicable and found that we had knowingly and intentionally breached the merger agreement, potentially exposing us to damages in excess of the $325 termination fee. Although we are appealing these rulings, we have been using our reasonable best efforts to consummate the merger and comply with the Court’s order.

On October 9, 2008, we announced that investment funds managed by affiliates of Apollo agreed to make an additional capital contribution to us of $540 to assist us in seeking to complete the Huntsman merger. In addition, Apollo informed us that it will waive its contractual right to a transaction fee in connection with the Huntsman merger and suspend for three years its ongoing monitoring fees from us. Both the capital contribution and fee waivers are conditioned on completion of the Huntsman merger.

On October 27, 2008, we announced that in furtherance of our efforts to seek to complete the Huntsman merger, certain stockholders of Huntsman agreed to make an additional cash commitment to Huntsman of approximately $217, conditioned upon closing of the merger. Together with the other commitments announced by Huntsman on September 11, 2008 or received by Huntsman subsequent to that date, this additional commitment raises the total amount of committed payments from Huntsman stockholders to approximately $677. In connection with this additional investment by certain Huntsman stockholders, affiliates of Apollo agreed to make an additional capital contribution of $210, making the total cash equity contributions by funds managed by Apollo $750; all conditioned upon closing of the merger and the funding of the Huntsman stockholder commitments noted above.

If the merger was consummated, we would continue to be a highly leveraged company with total indebtedness expected to be in excess of $15 billion. Payments required to service this indebtedness, which is expected to be approximately $1.4 billion annually, would substantially increase our liquidity requirements compared to prior years. We expect we would have availability of up to $1 billion under a new senior secured credit facility as well as approximately $690 of cash at closing. Based on an expected level of operations, we believe that cash flows from operations and available cash, together with available borrowings under our new senior secured credit facilities, would be adequate to meet the combined company’s short-term liquidity needs.

We expect to incur additional expenses and costs associated with the Huntsman related legal proceedings. If we are unable to close the transaction or otherwise resolve the Huntsman litigation described in Notes 8 and 12 in Item 1 of Part I in this Quarterly Report on Form 10-Q, we may be required to pay a termination fee of $325 and possibly significant additional monetary damages which could be material to our business and financial position and would be material to our results of operations. We have arranged for commitments at our parent, Hexion LLC, from affiliates of Credit Suisse and Deutsche Bank to provide financing for our payment of such termination fee if we are required to pay it. Although these are the same banks we are involved with in the New York Bank Action (as defined in Part II, Item 1. Legal Proceedings), based on current negotiations, we fully expect the Banks to honor their commitments associated with the funding of the $325 termination fee. If we are required to pay significant monetary damages in excess of the $325 termination fee, we may not have the financial resources to do so.

Covenant Compliance

Certain covenants contained in the credit agreement that govern our senior secured credit facilities and/or the indenture that govern our Second-Priority Senior Secured Notes (i) require us to have a senior secured debt to Adjusted EBITDA ratio and (ii) restrict our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet this ratio and a defined Adjusted EBITDA to Fixed Charges ratio. The Company’s ability to incur additional indebtedness and our ability to make future acquisitions requires us to have an Adjusted EBITDA to Fixed Charges ratio (measured on a last twelve months, or LTM, basis) of at least 2.0:1. Failure to comply with these covenants could limit our long-term growth prospects by hindering our ability to obtain future debt or make acquisitions.

Fixed Charges are defined as net interest expense excluding the amortization or write-off of deferred financing costs. Adjusted EBITDA is defined as EBITDA adjusted to exclude certain non-cash and certain non-recurring items. Adjusted EBITDA also includes expected future cost savings directly related to acquisitions, including the Hexion Formation, and the incremental EBITDA impact of acquisitions as if they had taken place at the beginning of the year. As we are highly leveraged, we believe that including the supplemental adjustments that are made to calculate Adjusted EBITDA provides additional information to investors about our ability to comply with our financial covenants and our ability to obtain additional debt in the future. Adjusted EBITDA and Fixed Charges are not defined terms under accounting principles generally accepted in the United States of America. Adjusted EBITDA should not be considered an alternative to operating income or net income as a measure of operating results or an alternative to cash provided by operations as a measure of liquidity. Fixed Charges should not be considered an alternative to interest expense. At September 30, 2008, we were in compliance with all of the financial covenants and restrictions that are contained in the indentures that govern our notes and our senior secured credit facilities.

September 30, 2008 LTM Period
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(332)
Income taxes	6
Interest expense, net	300
Depreciation and amortization expense	210

EBITDA	184
Adjustments to EBITDA:
Acquisitions EBITDA(1)	18
Pending merger costs(2)	227
Integration and transaction costs(3)	30
Non-cash items(4)	52
Unusual items:
Gain on divestiture of assets	(11)
Business realignments(5)	27
Derivative settlement(6)	12
Purchase accounting effects/inventory step up	1
Other(7)	18

Total unusual items	47

In process Synergies and productivity program savings(8)	97

Adjusted EBITDA	$655

Fixed charges(9)	$263

Ratio of Adjusted EBITDA to Fixed Charges(10)	2.49

(1)

Represents the incremental EBITDA impact of the Arkema Acquisition as if it had taken place at the beginning of the period. Also includes the impacts of in process synergies related to our previous acquisitions.

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

(4)	Includes non-cash charges for impairments of property and equipment, accelerated depreciation, stock-based compensation and unrealized foreign exchange and derivative activity.
(5)	Represents plant rationalization, headcount reduction and other costs associated with business realignments.
(6)	Represents a derivative settlement on a portion of our cross currency and interest rate swaps.
(7)	Includes the income of the announced Alkyds Divestiture, management fees, costs to settle a lawsuit and realized foreign currency activity.
(8)	Represents estimated net unrealized synergy savings resulting from the Hexion Formation of $37 and productivity program savings of $60.
(9)

The charges reflect pro forma interest expense based on interest rates at November 13, 2008 as if the Arkema Acquisition and the amendment of our senior secured credit facilities had taken place at the beginning of the period.

(10)

We are required to have an Adjusted EBITDA to Fixed Charges ratio of greater than 2.0 to 1.0 to be able to incur additional indebtedness under our indenture for the Second Priority Senior Secured Notes. As of September 30, 2008, the Company was able to satisfy this covenant and incur additional indebtedness under this indenture.

Contractual Obligations

There have been no material changes during the first nine months of 2008 in the contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Off Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2008.

Recently Issued Accounting Standard

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires enhanced disclosures about derivative instruments and hedging activities to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 will be effective for the Company on January 1, 2009.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material developments during the first nine months of 2008 on the matters we have previously disclosed about quantitative and qualitative market risk in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4T.	Controls and Procedures

Restatement of Previously Issued Financial Statements

On November 10, 2008, management discovered errors in non-cash unrealized foreign exchange gains and losses on intercompany balances recorded in the Company’s results of operations for the three months ended March 31, 2008 and the three and six months ended June 30, 2008. The errors related to the misapplication of procedures for a newly-implemented system enhancement to record foreign exchange gains and losses on intercompany balances. The errors do not impact Hexion’s previously-reported revenues, total assets, total liabilities, Segment EBITDA or cash flows from operations for the three months ended March 31, 2008 and the three and six months ended June 30, 2008. Following discussion and analysis of the facts and circumstances, on November 12, 2008, we concluded that our previously issued financial statements for those periods should be restated. The impact on controls will be described in further detail in the Forms 10-Q/A which will include the restated interim financial statements, and which will be filed as soon as practical.

Third Quarter Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we, under the supervision and with the participation of our Disclosure Committee and our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Item 1.	Legal Proceedings

Litigation Related to the Huntsman Merger

The Company’s lawsuit against Huntsman Corporation to declare its contractual rights with respect to the pending merger agreement with Huntsman was tried in the Delaware Court of Chancery during the month of September. On September 29, 2008, the Court entered a judgment in favor of Huntsman, ordering the Company to specifically perform its covenants under the merger agreement, including the obligation to use its reasonable best efforts to take all actions necessary and proper to consummate the merger in the most expeditious manner practicable, and found that the Company had knowingly and intentionally breached the merger agreement, potentially exposing the Company to damages in excess of the $325 million termination fee. The court further ordered that if the closing did not occur by October 1, the merger agreement termination date would be extended until the court determined that Hexion had fully complied with the court’s order.

The closing of the Huntsman merger was scheduled for October 28, 2008. Both Huntsman and the Company were prepared to complete the merger on that date but affiliates of Credit Suisse and Deutsche Bank (the “Banks”) refused to provide the funding for the merger pursuant to their financing commitment letter on the basis that the solvency certificate delivered by Huntsman’s Chief Financial Officer and a solvency opinion provided by American Appraisal Associates were not customary and reasonably satisfactory.

New York Bank Action

On October 29, 2008, the Company commenced an action in the Supreme Court of the State of New York against the Banks (New York County Index No. 114552/08) alleging that the Banks breached their obligations under the financing commitment letter to fund the closing of the merger on October 28, 2008, and seeking specific performance of the Banks’ obligations on an expedited basis (the “New York Bank Action”). On October 31, 2008, the Court in the New York Bank Action denied the Company’s motion for a temporary restraining order and preliminary injunction extending the expiration of the financing commitment letter pending the trial of the Company’s claims on the merits. Trial on the Company’s claim in the New York Bank Action for an order of specific performance requiring the Banks to provide funding for the merger is scheduled to begin on January 8, 2009.

Other Litigation

There have been no material developments during the third quarter of 2008 in the ongoing legal proceedings that are included in our Annual Report on Form 10-K for the year ended December 31, 2007, or in our Quarterly Reports on Form 10-Q for the periods ended March 31 and June 30, 2008.

Item 1A.	Risk Factors

If we do not consummate the Huntsman merger, we may be required to pay substantial monetary damages in connection with the Huntsman Action which, due to the existing credit environment, may be impossible for us to finance, and which could be material to our business and financial position and would be material to our results of operations.

Beginning on June 18, 2008, as described in Note 8 in Item 1 of Part I in this Quarterly Report on Form 10-Q, the Company became involved in litigation related to our pending merger agreement with Huntsman. On September 29, 2008, the Delaware Court of Chancery entered a judgment in favor of Huntsman and against the Company finding, among other things, that the Company had knowingly and intentionally breached various of its covenants in the Huntsman merger agreement and ordering us to use our reasonable best efforts to complete the merger. As described in Part II, Item 1. Legal Proceedings, despite our reasonable best efforts, the merger was not consummated on October 28, 2008 due to the refusal of the Banks to provide funding pursuant to their financing commitment letter, and we commenced litigation seeking specific performance of the Banks’ obligations. If we are unsuccessful in the New York Bank Action, we do not expect to have the financial resources available to complete the Huntsman merger. While we have commitments at our parent, Hexion LLC, from affiliates of Credit Suisse and Deutsche Bank to provide financing for the termination fee, if we are unable to complete the merger, we could owe damages in excess of the $325 million termination fee.

We are also involved in various other actions related to our merger agreement with Huntsman. We cannot assure you that we will successfully defend the New York Shareholder Action, that the Apollo Defendants will prevail in the Texas Action or that we will prevail in the New York Bank Action.

Depending on the final outcomes of these matters, we may be required to make substantial damages or other payments, which could be material to our business and financial condition and would be material to our results of operations. Due to the deterioration of the current credit environment and other global economic conditions, we cannot assure you that we will have, or will be able to obtain, the financial resources to pay any damages or other amounts for which we may ultimately be responsible.

We have incurred and will likely continue to incur, substantial costs and expenses related to the Huntsman merger agreement and related litigation.

We have incurred and expect to continue to incur substantial non-recurring costs and expenses related to the Huntsman merger agreement and related litigation. In addition, these matters have required, and may continue to require, a substantial diversion of the time and attention of some key members of management.

Deteriorating global economic and financial markets conditions have impacted our business operations and may adversely affect our results of operations and financial condition.

Deteriorating global economic and financial markets conditions, including severe disruptions in the credit markets and the potential for a significant and prolonged global economic recession, have impacted our business operations and may adversely affect our results of operations and financial condition. An economic downturn in the businesses or geographic areas in which we sell our products could reduce demand for these products and result in a decrease in sales volume that could have a negative impact on our results of operations. These conditions may also materially impact our customers, suppliers and other parties with which we do business. Volatility and disruption of financial markets could limit customers’ ability to obtain adequate financing to maintain operations and may cause them to terminate existing purchase orders, reduce the volume of products they purchase from us in the future or impact their ability to pay their receivables. Adverse economic and financial market conditions may also cause our suppliers to be unable to meet their commitments to us or may cause suppliers to make changes in the credit terms they extend to us, such as shortening the required payment period for outstanding accounts receivable or reducing or eliminating the amount of trade credit available to us. These conditions could significantly affect our liquidity which may cause us to defer needed capital expenditures, reduce research and development or other spending, defer costs to achieve productivity and synergy programs, or sell assets, . In addition, this could require us to incur additional borrowings which may not be available given the current financial market conditions, or may only be available at terms significantly less advantageous than our current credit terms.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

There were no defaults upon senior securities during the first nine months of 2008.

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

HEXION SPECIALTY CHEMICALS, INC.

Date: November 14, 2008	/s/ William H. Carter
William H. Carter
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)