Form 10-Q/A
period 2008-03-31
HEXION SPECIALTY CHEMICALS, INC.
filed 2008-11-21
CIK 13239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(AMENDMENT NO. 1)

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

Explanatory Note

Hexion Specialty Chemicals, Inc. (“we”, “us”, or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q, initially filed with the Securities and Exchange Commission on May 14, 2008 (the “Original Filing”), for the quarter ended March 31, 2008 to restate the financial statements included therein. The restatement resulted from errors the Company discovered on November 10, 2008 in non-cash unrealized foreign exchange gains and losses on intercompany balances recorded in the Company’s results of operations during the three months ended March 31, 2008. The errors related to the misapplication of procedures for a newly-implemented system enhancement to record foreign exchange gains and losses on intercompany balances.

This Form 10-Q/A is being filed in connection with the restatement of our financial statements for the three months ended March 31, 2008. The information contained in this Amendment, including the financial statements and the notes thereto, amends Items 1, 2 and 4T of Part I of the Original filing to reflect the effects of this restatement on our financial statements for the period presented or as deemed necessary in connection with the completion of the restated financial statements. No other information in the Original filing has been amended. Currently dated certifications from our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment. Except for the foregoing amended information, this Amendment continues to describe conditions as of the date of the Original filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

This correction resulted in an increase of $1 million in operating income, a decrease of $9 million in non-operating income, and a decrease of $6 million in net income for the three months ended March 31, 2008. For additional discussion and a summary of the effect of this restatement see Note 2 “Correction of an Error” to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q/A.

HEXION SPECIALTY CHEMICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

	Three Months ended March 31,
(In millions)	2008	2007
	(Restated, see Note 2)
Net sales	$1,636	$1,438
Cost of sales	1,429	1,216

Gross profit	207	222
Selling, general and administrative expense	104	100
Pending merger costs	9	—
Integration costs	7	9
Other operating expense, net	4	9

Operating income	83	104
Interest expense, net	78	76
Other non-operating expense, net	6	2

(Loss) income before income tax, earnings from unconsolidated entities and minority interest	(1)	26
Income tax expense	11	21

(Loss) income before earnings from unconsolidated entities and minority interest	(12)	5
Earnings from unconsolidated entities, net of taxes	1	1
Minority interest in net income of consolidated subsidiaries	(1)	(2)

Net (loss) income	$(12)	$4

Comprehensive income	$28	$18

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

(In millions, except share data)	March 31, 2008	December 31, 2007
	(Restated, see Note 2)
Assets
Current assets
Cash and cash equivalents	$191	$199
Accounts receivable (net of allowance for doubtful accounts of $24 and $22, respectively)	984	874
Inventories:
Finished and in-process goods	471	418
Raw materials and supplies	192	185
Other current assets	78	78

Total current assets	1,916	1,754

Other assets, net	233	223
Property and equipment
Land	110	105
Buildings	337	325
Machinery and equipment	2,293	2,231

	2,740	2,661
Less accumulated depreciation	(1,099)	(1,046)

	1,641	1,615
Goodwill	213	206
Other intangible assets, net	211	208

Total assets	$4,214	$4,006

Liabilities and Shareholder’s Deficit
Current liabilities
Accounts and drafts payable	$791	$718
Debt payable within one year	86	85
Interest payable	61	54
Income taxes payable	62	47
Other current liabilities	410	342

Total current liabilities	1,410	1,246

Long-term liabilities
Long-term debt	3,638	3,635
Long-term pension and post employment benefit obligations	226	220
Deferred income taxes	145	141
Other long-term liabilities	140	138

Total liabilities	5,559	5,380

Minority interest in consolidated subsidiaries	12	12
Commitments and contingencies (See Note 6)

Shareholder’s Deficit
Common stock—$0.01 par value; 300,000,000 shares authorized, 170,605,906 issued and 82,556,847 outstanding at March 31, 2008 and December 31, 2007	1	1
Paid-in deficit	(12)	(13)
Treasury stock, at cost—88,049,059 shares	(296)	(296)
Accumulated other comprehensive income	214	174
Accumulated deficit	(1,264)	(1,252)

Total shareholder’s deficit	(1,357)	(1,386)

Total liabilities and shareholder’s deficit	$4,214	$4,006

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

	Three months ended March 31,
(In millions)	2008	2007
	(Restated, see Note 2)
Cash flows provided by (used in) operating activities
Net (loss) income	$(12)	$4
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	52	47
Minority interest in net income of consolidated subsidiaries	1	2
Stock-based compensation expense	1	1
Gain on sale of assets, net of tax	(5)	—
Deferred tax provision	10	5
Other non-cash adjustments	7	5
Net change in assets and liabilities, excluding acquisitions:
Accounts receivable	(78)	(62)
Inventories	(36)	(45)
Accounts and drafts payable	50	4
Income taxes payable	12	1
Other assets, current and non-current	(1)	6
Other liabilities, current and long-term	17	10

Net cash provided by (used in) operating activities	18	(22)

Cash flows used in investing activities
Capital expenditures	(22)	(22)
Acquisition of businesses, net of cash acquired	—	(63)
Deferred acquisition costs	(1)	—
Proceeds from the sale of assets	8	—

Net cash used in investing activities	(15)	(85)

Cash flows (used in) provided by financing activities
Net short-term debt repayments	(2)	(8)
Borrowings of long-term debt	179	665
Repayments of long-term debt	(190)	(560)
Payments of dividends on common stock	(1)	—

Net cash (used in) provided by financing activities	(14)	97

Effect of exchange rates on cash and cash equivalents	3	1
Decrease in cash and equivalents	(8)	(9)
Cash and cash equivalents at beginning of period	199	64

Cash and cash equivalents at end of period	$191	$55

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net	$69	$65
Income taxes, net of cash refunds	2	14

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S DEFICIT AND COMPREHENSIVE INCOME

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

(Restated, see Note 2)

(In millions)	Common Stock	Paid-in Deficit	Treasury Stock	Accumulated Other Comprehensive Income (a)	Accumulated Deficit	Total
Balance at December 31, 2007	$1	$(13)	$(296)	$174	$(1,252)	$(1,386)
Net loss	—	—	—	—	(12)	(12)
Deferred losses on cash flow hedges	—	—	—	(21)	—	(21)
Gain recognized in comprehensive income from pension and postretirement benefits, net of tax	—	—	—	2	—	2
Translation adjustments	—	—	—	59	—	59

Comprehensive income	—	—	—	—	—	28

Stock-based compensation expense	—	1	—	—	—	1

Balance at March 31, 2008	$1	$(12)	$(296)	$214	$(1,264)	$(1,357)

(a)	Accumulated other comprehensive income at March 31, 2008 represents $275 of net foreign currency translation gains, net of tax, $46 of net deferred losses on cash flow hedges and a $15 loss, net of tax, related to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement benefit plans. Accumulated other comprehensive income at December 31, 2007 represents $216 of net foreign currency translation gains, net of tax, $25 of net deferred losses on cash flow hedges, and a $17 loss, net of tax, related to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement benefit plans.

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In millions, except share and common unit data)

1. Background, Basis of Presentation and Summary of Significant Accounting Policies

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

2. Correction of an Error

On November 10, 2008, the Company discovered errors in non-cash unrealized foreign exchange gains and losses on intercompany balances recorded in the Company’s results of operations during the three months ended March 31, 2008. The errors related to the misapplication of procedures for a newly-implemented system enhancement to record foreign exchange gains and losses on intercompany balances.

The following table summarizes the impact of the restatement on the balances originally reported on the Company’s condensed consolidated balance sheet at March 31, 2008 and the related condensed consolidated statements of operations and cash flows for the three months ended March 31, 2008:

	As Previously Reported	Adjustments	As Restated
Condensed consolidated statement of operations for the three months ended March 31, 2008:
Other operating expense, net	$5	$(1)	$4
Operating income	82	1	83
Other non-operating expense, net	(3)	9	6
(Loss) income before income tax, earnings from unconsolidated entities and minority interest	7	(8)	(1)
Income tax expense	13	(2)	11
(Loss) income before earnings from unconsolidated entities and minority interest	(6)	(6)	(12)
Net (loss) income	(6)	(6)	(12)

Condensed consolidated balance sheet at March 31, 2008:
Accumulated other comprehensive income	208	6	214
Accumulated deficit	(1,258)	(6)	(1,264)

Condensed consolidated statement of cash flows for the three months ended March 31, 2008:
Net (loss) income	(6)	(6)	(12)
Other non-cash adjustments	(1)	8	7
Other liabilities, current and long-term	19	(2)	17

Footnotes contained elsewhere herein have been restated, where applicable, for the errors discussed above.

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

(3)	Certain of the Company’s product lines have been realigned, resulting in reclassifications between segments. Prior period balances have been reclassified to conform to current presentations.

Reconciliation of Segment EBITDA to Net (Loss) Income:

	Three months ended March 31,
	2008	2007
Segment EBITDA:
Epoxy and Phenolic Resins	$74	$95
Formaldehyde and Forest Product Resins	53	44
Coatings and Inks	19	25
Performance Products	21	18
Corporate and Other	(13)	(12)

Reconciliation:
Items not included in Segment EBITDA
Pending merger costs	(9)	—
Integration costs	(7)	(9)
Non-cash items	(6)	(6)
Unusual items:
Gain on divestiture of assets	7	—
Business realignments	(3)	(6)
Other	(7)	(1)

Total unusual items	(3)	(7)

Total adjustments	(25)	(22)
Interest expense, net	(78)	(76)
Income tax expense	(11)	(21)
Depreciation and amortization	(52)	(47)

Net (loss) income	$(12)	$4

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

The following financial information for the three months ended March 31, 2008 has been restated for the errors discussed in Note 2 contained elsewhere herein.

HEXION SPECIALTY CHEMICALS, INC.

THREE MONTHS ENDED MARCH 31, 2008

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Restated) (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$705	$—	$—	$1,058	$(127)	$1,636
Cost of sales	630	—	—	926	(127)	1,429

Gross profit	75	—	—	132	—	207
Selling, general and administrative expense	39	—	—	65	—	104
Pending merger costs	7	—	—	2	—	9
Integration costs	4	—	—	3	—	7
Other operating expense, net	1	—	—	3	—	4

Operating income	24	—	—	59	—	83
Interest expense, net	42	20	—	16	—	78
Intercompany interest expense (income)	20	(24)	—	4	—	—
Other non-operating (income) expense, net	(3)	3	—	6	—	6

(Loss) income before income tax, earnings from unconsolidated entities and minority interest	(35)	1	—	33	—	(1)
Income tax expense	1	—	—	10	—	11

(Loss) income before earnings from unconsolidated entities and minority interest	(36)	1	—	23	—	(12)
Earnings from unconsolidated entities, net of taxes	25	—	1	1	(26)	1
Minority interest in net loss of consolidated subsidiaries	(1)	—	—	—	—	(1)

Net (loss) income	$(12)	$1	$1	$24	$(26)	$(12)

HEXION SPECIALTY CHEMICALS, INC.

THREE MONTHS ENDED MARCH 31, 2007

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$617	$—	$—	$918	$(97)	$1,438
Cost of sales	541	—	—	772	(97)	1,216

Gross profit	76	—	—	146	—	222
Selling, general and administrative expense	42	—	—	58	—	100
Integration costs	4	—	—	5	—	9
Other operating expense, net	1	—	—	8	—	9

Operating income	29	—	—	75	—	104
Interest expense, net	47	20	—	9	—	76
Intercompany interest expense (income)	15	(22)	—	7	—	—
Other non-operating (income) expense, net	(1)	1	—	2	—	2

(Loss) income from continuing operations before income tax, earnings from unconsolidated entities and minority interest	(32)	1	—	57	—	26
Income tax expense	2	—	—	19	—	21

(Loss) income from continuing operations before earnings from unconsolidated entities and minority interest	(34)	1	—	38	—	5
Earnings from unconsolidated entities, net of taxes	40	—	3	1	(43)	1
Minority interest in net income of consolidated subsidiaries	(2)	—	—	—	—	(2)

Net (loss) income	$4	$1	$3	$39	$(43)	$4

HEXION SPECIALTY CHEMICALS, INC.

MARCH 31, 2008

CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$27	$—	$—	$164	$—	$191
Accounts receivable, net	323	4	—	657	—	984
Inventories:
Finished and in-process goods	197	—	—	274	—	471
Raw materials and supplies	68	—	—	124	—	192
Other current assets	14	—	—	64	—	78

Total current assets	629	4	—	1,283	—	1,916

Other assets
Investment in subsidiaries	958	—	22	—	(980)	—
Other assets, net	167	14	—	52	—	233

	1,125	14	22	52	(980)	233

Property and equipment, net	632	—	—	1,009	—	1,641
Goodwill	101	—	—	112	—	213
Other intangible assets, net	80	—	—	131	—	211

Total assets	$2,567	$18	$22	$2,587	$(980)	$4,214

Liabilities and Shareholder’s (Deficit) Equity
Current liabilities
Accounts and drafts payable	$271	$—	$—	$520	$—	$791
Accounts payable (receivable) to affiliates	133	(20)	(14)	(99)	—	—
Debt payable within one year	23	—	—	63	—	86
Loans (receivable from) payable to affiliates	104	—	—	(104)	—	—
Interest payable	35	25	—	1	—	61
Income taxes payable	12	—	—	50	—	62
Other current liabilities	125	11	7	267	—	410

Total current liabilities	703	16	(7)	698	—	1,410

Long-term liabilities
Long-term debt	2,149	825	—	664	—	3,638
Intercompany loans payable (receivable)	834	(892)	(13)	71	—	—
Long-term pension and post employment benefit obligations	76	—	—	150	—	226
Deferred income taxes	40	—	—	105	—	145
Other long-term liabilities	115	—	—	25	—	140

Total liabilities	3,917	(51)	(20)	1,713	—	5,559

Minority interest in consolidated subsidiaries	7	—	—	5	—	12
Shareholder’s (deficit) equity	(1,357)	69	42	869	(980)	(1,357)

Total liabilities and shareholder’s (deficit) equity	$2,567	$18	$22	$2,587	$(980)	$4,214

HEXION SPECIALTY CHEMICALS, INC.

DECEMBER 31, 2007

CONDENSED CONSOLIDATING BALANCE SHEET

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$107	$—	$—	$92	$—	$199
Accounts receivable, net	239	4	—	631	—	874
Inventories:		—
Finished and in-process goods	183	—	—	235	—	418
Raw materials and supplies	71	—	—	114	—	185
Other current assets	39	—	—	39	—	78

Total current assets	639	4	—	1,111	—	1,754

Other assets
Investment in subsidiaries	861	—	23	—	(884)	—
Other assets, net	156	14	—	53	—	223

	1,017	14	23	53	(884)	223

Property and equipment, net	641	—	—	974	—	1,615
Goodwill	101	—	—	105	—	206
Other intangible assets, net	82	—	—	126	—	208

Total assets	$2,480	$18	$23	$2,369	$(884)	$4,006

Liabilities and Shareholder’s (Deficit) Equity
Current liabilities
Accounts and drafts payable	$279	$—	$—	$439	$—	$718
Accounts payable to (receivable from) affiliates	20	(5)	(8)	(7)	—	—
Debt payable within one year	29	—	—	56	—	85
Loans payable to (receivable from) affiliates	413	—	—	(413)	—	—
Interest payable (receivable)	43	10	—	1	—	54
Income taxes payable	13	—	—	34	—	47
Other current liabilities	144	—	—	198	—	342

Total current liabilities	941	5	(8)	308	—	1,246
Long-term liabilities
Long-term debt	2,153	825	—	657	—	3,635
Intercompany loans payable (receivable)	529	(901)	(13)	385	—	—
Long-term pension and post employment benefit obligations	80	—	—	140	—	220
Deferred income taxes	39	—	—	102	—	141
Other long-term liabilities	116	—	—	22	—	138

Total liabilities	3,858	(71)	(21)	1,614	—	5,380

Minority interest in consolidated subsidiaries	8	—	—	4	—	12
Shareholder’s (deficit) equity	(1,386)	89	44	751	(884)	(1,386)

Total liabilities and shareholder’s (deficit) equity	$2,480	$18	$23	$2,369	$(884)	$4,006

HEXION SPECIALTY CHEMICALS, INC.

THREE MONTHS ENDED MARCH 31, 2008

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(14)	$11	$—	$21	$—	$18
Cash flows (used in) provided by investing activities
Capital expenditures	(9)	—	—	(13)	—	(22)
Deferred acquisition costs	(1)	—	—	—	—	(1)
Dividend from subsidiary	—	—	—	—	—	—
Proceeds from the sale of assets	—	—	—	8	—	8

	(10)	—	—	(5)	—	(15)

Cash flows (used in) provided by financing activities
Net short-term debt (repayments) borrowings	(6)	—	—	4	—	(2)
Borrowings of long-term debt	34	—	—	145	—	179
Repayments of long-term debt	(38)	—	—	(152)	—	(190)
Affiliated loan borrowings (repayments)	(45)	(11)	—	56	—	—
Dividends received (paid)	(1)	—	—	—	—	(1)

	(56)	(11)	—	53	—	(14)

Effect of exchange rates on cash and cash equivalents	—	—	—	3	—	3

(Decrease) increase in cash and cash equivalents	(80)	—	—	72	—	(8)
Cash and cash equivalents at beginning of period	107	—	—	92	—	199

Cash and cash equivalents at end of period	$27	$—	$—	$164	$—	$191

HEXION SPECIALTY CHEMICALS, INC.

THREE MONTHS ENDED MARCH 31, 2007

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(71)	$—	$4	$45	$—	$(22)
Cash flows (used in) provided by investing activities
Capital expenditures	(13)	—	—	(9)	—	(22)
Acquisition of businesses, net of cash acquired	—	—	—	(63)	—	(63)

	(13)	—	—	(72)	—	(85)

Cash flows provided by (used in) financing activities
Net short-term debt borrowings (repayments)	(7)	—	—	(1)	—	(8)
Borrowings of long-term debt	292	—	—	373	—	665
Repayments of long-term debt	(307)	—	—	(253)	—	(560)
Affiliated loan borrowings (repayments)	100	—	—	(100)	—	—
Dividends paid	5	—	(4)	(1)	—	—

	83	—	(4)	18	—	97

Effect of exchange rates on cash and cash equivalents	—	—	—	1	—	1

Decrease in cash and cash equivalents	(1)	—	—	(8)	—	(9)
Cash and cash equivalents at beginning of period	7	—	—	57	—	64

Cash and cash equivalents at end of period	$6	$—	$—	$49	$—	$55

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in millions)

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

Forward-Looking and Cautionary Statements

Certain statements in this Quarterly Report on Form 10-Q/A including, without limitation, statements made under the caption “Overview and Outlook,” are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, the management of Hexion Specialty Chemicals, Inc. (which may be referred to as “Hexion,” “we,” “us,” “our” or the “Company”) may from time to time make oral forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “will,” “intend” or similar expressions. Forward-looking statements contained herein reflect our current views about future events and are based on currently available financial, economic and competitive data and on our current business plans. Actual results could vary materially depending on risks and uncertainties that may affect our operations, markets, services, prices and other factors as discussed in our 2007 Annual Report on Form 10-K. Important factors that could cause actual results to differ materially from those contained in forward-looking statements include, but are not limited to: economic factors such as an interruption in the supply of or increased pricing of raw materials due to natural disasters, competitive factors such as pricing actions by our competitors that could affect our operating margins, and regulatory factors such as changes in governmental regulations involving our products that lead to environmental and legal matters as discussed in our 2007 Annual Report on Form 10-K.

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

Results of Operations

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended March 31,
(In millions)	2008	2007
Net sales	$1,636	$1,438
Cost of sales	1,429	1,216

Gross profit	207	222
Gross profit as a percentage of net sales	13%	15%
Selling, general and administrative expense	104	100
Pending merger costs	9	—
Integration costs	7	9
Other operating expense, net	4	9

Operating income	83	104
Operating income as a percentage of net sales	5%	7%
Interest expense, net	78	76
Other non-operating expense, net	6	2

Total non-operating expenses	84	78

Income before income tax, earnings from unconsolidated entities and minority interest	(1)	26
Income tax expense	11	21

(Loss) income before earnings from unconsolidated entities and minority interest	(12)	5
Earnings from unconsolidated entities, net of tax	1	1
Minority interest in net income of consolidated subsidiaries	(1)	(2)

Net (loss) income	$(12)	$4

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

Operating Income

In the first quarter of 2008, operating income declined by $21, or 20%, compared with the first quarter of 2007. As a percentage of sales, operating income declined 2%. The decline in operating income was driven primarily by the decrease in gross profit as discussed above. In addition, Selling, general and administrative expenses increased by $4 primarily as a result of recent acquisitions, but declined as a percentage of sales. Pending merger costs of $9 in the first quarter of 2008 are related to the pending Huntsman Merger. Integration costs declined by $2 as we incurred lower costs to implement a single, company-wide, management information and accounting system in the first quarter of 2008. Other operating expense, net decreased $5 primarily due to the gain on the sale of certain assets of a non-core product line.

Non-Operating Expenses

In the first quarter of 2008, total non-operating expenses increased by $6, or 8%, compared with the first quarter of 2007. Other non-operating expense, net, increased primarily due to higher unrealized foreign exchange losses in 2008 as compared to the first quarter of 2007. In addition, net interest expense increased $2 from 2007 as a result of higher average debt levels.

Income Tax Expense

Income tax expense relates primarily to income from foreign operations and increases in the domestic valuation allowance due to continued domestic losses in the U.S. for which no benefit can be recognized.

In the first quarter of 2008, income tax expense decreased by $10 compared with 2007. This is primarily due to lower pre-tax income from operations and the effect of lower tax rates in certain foreign jurisdictions.

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

Reconciliation of Segment EBITDA to Net (Loss) Income:

	Three months ended March 31,
	2008	2007
Segment EBITDA:
Epoxy and Phenolic Resins	$74	$95
Formaldehyde and Forest Product Resins	53	44
Coatings and Inks	19	25
Performance Products	21	18
Corporate and Other	(13)	(12)

Reconciliation:
Items not included in Segment EBITDA
Pending merger costs	(9)	—
Integration costs	(7)	(9)
Non-cash items	(6)	(6)
Unusual items:
Gain on divestiture of assets	7	—
Business realignments	(3)	(6)
Other	(7)	(1)

Total unusual items	(3)	(7)

Total adjustments	(25)	(22)
Interest expense, net	(78)	(76)
Income tax expense	(11)	(21)
Depreciation and amortization	(52)	(47)

Net (loss) income	$(12)	$4

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

Operating Activities

In the first quarter of 2008, operations provided $18. Net loss of $12 included $66 of non-cash items, of which $52 was for depreciation and amortization. Working capital (defined as accounts receivable and inventories less accounts and drafts payable) and changes in other liabilities and income taxes payable used $36 due to the growth of the business, increased raw material costs, and timing of cash collections and expense recognition versus cash payments.

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

March 31, 2008 LTM Period
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(81)
Income taxes	34
Interest expense, net	312
Depreciation and amortization expense	203

EBITDA	468
Adjustments to EBITDA:
Acquisitions EBITDA(1)	31
Pending merger and transaction costs(2)	10
Integration costs(3)	36
Non-cash items(4)	54
Unusual items:
Gain on sale of assets	(15)
Purchase accounting effects/inventory step up	1
Business realignments(5)	18
Other(6)	26

Total unusual items	30

In process Synergies(7)	49

Adjusted EBITDA	$678

Fixed charges(8)	$270

Ratio of Adjusted EBITDA to Fixed Charges(9)	2.51

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

Evaluation of Disclosure Controls and Procedures

On November 10, 2008, we discovered errors in non-cash unrealized foreign exchange gains and losses on intercompany balances recorded in our results of operations for the three months ended March 31, 2008. The errors related to the misapplication of procedures for a newly-implemented system enhancement to record foreign exchange gains and losses on intercompany balances. Following analysis of both quantitative and qualitative risk factors, we concluded that the control deficiency that resulted in the restatement does not constitute a material weakness over internal control over financial reporting at March 31, 2008.

In response, we have provided additional training for the impacted Finance personnel regarding foreign exchange translations and system functionality, reissued foreign exchange written instructions, and are enhancing monitoring controls at the regional shared service centers to review foreign exchange gains and losses.

As of the end of the period covered by this Amended Quarterly Report on Form 10-Q/A, we, under the supervision and with the participation of our Disclosure Committee and our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that as of March 31, 2008, our disclosure controls and procedures were effective.

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

HEXION SPECIALTY CHEMICALS, INC.

Date: November 21, 2008	/s/ William H. Carter
William H. Carter
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)