Form 10-Q/A
period 2008-06-30
HEXION SPECIALTY CHEMICALS, INC.
filed 2008-11-21
CIK 13239

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

Explanatory Note

Hexion Specialty Chemicals, Inc. (“we, “us”, or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q, initially filed with the Securities and Exchange Commission on August 14, 2008 (the “Original Filing”), for the quarter ended June 30, 2008, to restate the financial statements included therein. The restatement resulted from errors the Company discovered on November 10, 2008 in our non-cash unrealized foreign exchange gains and losses on intercompany balances recorded in the Company’s results of operations during the three and six months ended June 30, 2008. The errors related to the misapplication of procedures for a newly-implemented system enhancement to record foreign exchange gains and losses on intercompany balances.

This Form 10-Q/A is being filed in connection with the restatement of our financial statements for the three and six months ended June 30, 2008. The information contained in this Amendment, including the financial statements and the notes thereto, amends Items 1, 2 and 4T of Part I of the Original filing to reflect the effects of this restatement on our financial statements for the periods presented or as deemed necessary in connection with the completion of the restated financial statements. No other information in the Original filing has been amended. Currently dated certifications from our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment. Except for the foregoing amended information, this Amendment continues to describe conditions as of the date of the Original filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

This correction resulted in a decrease of $2 million in operating income, an increase of $1 million in non-operating income, and a decrease of $1 million in net income for the three months ended June 30, 2008; and a decrease of $1 million in operating income, a decrease of $8 million in non-operating income, and a decrease of $7 million in net income for the six months ended June 30, 2008. For additional discussion and a summary of the effect of this restatement see Note 2 “Correction of an Error” to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q/A.

HEXION SPECIALTY CHEMICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

	Three Months ended June 30,
(In millions)	2008	2007
	(Restated, see Note 2)
Net sales	$1,668	$1,464
Cost of sales	1,491	1,261

Gross profit	177	203
Selling, general and administrative expense	99	101
Pending merger costs	167	—
Integration and transaction costs	8	11
Other operating expense, net	10	2

Operating (loss) income	(107)	89
Interest expense, net	74	77
Other non-operating expense, net	—	4

(Loss) income before income tax, earnings from unconsolidated entities and minority interest	(181)	8
Income tax (benefit) expense	(1)	12

Loss before earnings from unconsolidated entities and minority interest	(180)	(4)
Earnings from unconsolidated entities, net of taxes	1	1
Minority interest in net income of consolidated subsidiaries	(2)	(1)

Net loss	$(181)	$(4)

Comprehensive (loss) income	$(153)	$38

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

	Six Months ended June 30,
(In millions)	2008	2007
	(Restated, see Note 2)
Net sales	$3,304	$2,903
Cost of sales	2,920	2,484

Gross profit	384	419
Selling, general and administrative expense	203	195
Pending merger costs	176	—
Integration and transaction costs	15	21
Other operating expense, net	14	10

Operating (loss) income	(24)	193
Interest expense, net	152	153
Other non-operating expense, net	6	6

(Loss) income before income tax, earnings from unconsolidated entities and minority interest	(182)	34
Income tax expense	10	33

(Loss) income before earnings from unconsolidated entities and minority interest	(192)	1
Earnings from unconsolidated entities, net of taxes	2	2
Minority interest in net income of consolidated subsidiaries	(3)	(3)

Net loss	$(193)	$—

Comprehensive (loss) income	$(125)	$56

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

(In millions, except share data)	June 30, 2008	December 31, 2007
	(Restated, see Note 2)
Assets
Current assets
Cash and cash equivalents	$151	$199
Accounts receivable (net of allowance for doubtful accounts of $22)	949	874
Inventories:
Finished and in-process goods	462	418
Raw materials and supplies	183	185
Other current assets	79	78

Total current assets	1,824	1,754

Other assets, net	109	223
Property and equipment
Land	112	105
Buildings	342	325
Machinery and equipment	2,314	2,231

	2,768	2,661
Less accumulated depreciation	(1,145)	(1,046)

	1,623	1,615
Goodwill	212	206
Other intangible assets, net	206	208

Total assets	$3,974	$4,006

Liabilities and Shareholder’s Deficit
Current liabilities
Accounts and drafts payable	$777	$718
Debt payable within one year	81	85
Interest payable	48	54
Income taxes payable	61	47
Other current liabilities	372	342

Total current liabilities	1,339	1,246

Long-term liabilities
Long-term debt	3,628	3,635
Long-term pension and post employment benefit obligations	216	220
Deferred income taxes	146	141
Other long-term liabilities	140	138

Total liabilities	5,469	5,380

Minority interest in consolidated subsidiaries	14	12
Commitments and contingencies (See Note 6)

Shareholder’s Deficit
Common stock—$0.01 par value; 300,000,000 shares authorized, 170,605,906 issued and 82,556,847 outstanding at June 30, 2008 and December 31, 2007	1	1
Paid-in deficit	(11)	(13)
Treasury stock, at cost—88,049,059 shares	(296)	(296)
Accumulated other comprehensive income	242	174
Accumulated deficit	(1,445)	(1,252)

Total shareholder’s deficit	(1,509)	(1,386)

Total liabilities and shareholder’s deficit	$3,974	$4,006

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

	Six months ended June 30,
(In millions)	2008	2007
	(Restated, see Note 2)
Cash flows provided by operating activities
Net loss	$(193)	$—
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	106	96
Write-off of deferred acquisition costs	101	—
Minority interest in net income of consolidated subsidiaries	3	3
Stock-based compensation expense	2	2
Gain on sale of assets, net of tax	(8)	(4)
Deferred tax provision	10	4
Other non-cash adjustments	10	15
Net change in assets and liabilities, excluding acquisitions:
Accounts receivable	(38)	(68)
Inventories	(16)	(8)
Accounts and drafts payable	33	4
Income taxes payable	12	(16)
Other assets, current and non-current	8	1
Other liabilities, current and long-term	(19)	11

Net cash provided by operating activities	11	40

Cash flows used in investing activities
Capital expenditures	(50)	(47)
Capitalized interest	—	(1)
Acquisition of businesses, net of cash acquired	—	(63)
Deferred acquisition costs	—	(5)
Proceeds from the sale of assets	13	5

Net cash used in investing activities	(37)	(111)

Cash flows (used in) provided by financing activities
Net short-term debt repayments	(8)	(13)
Borrowings of long-term debt	514	1,313
Repayments of long-term debt	(532)	(1,095)
Long-term debt and credit facility financing fees	—	(2)
Payments of dividends on common stock	(1)	—

Net cash (used in) provided by financing activities	(27)	203

Effect of exchange rates on cash and cash equivalents	5	3
(Decrease) increase in cash and cash equivalents	(48)	135
Cash and cash equivalents at beginning of period	199	64

Cash and cash equivalents at end of period	$151	$199

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net	$153	$152
Income taxes, net of cash refunds	6	46

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S DEFICIT AND COMPREHENSIVE INCOME

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

(Restated, see Note 2)

(In millions)	Common Stock	Paid-in Deficit	Treasury Stock	Accumulated Other Comprehensive Income (a)	Accumulated Deficit	Total
Balance at December 31, 2007	$1	$(13)	$(296)	$174	$(1,252)	$(1,386)
Net loss	—	—	—	—	(193)	(193)
Deferred losses on cash flow hedges	—	—	—	(2)	—	(2)
Gain recognized in comprehensive income from pension and postretirement benefits, net of tax	—	—	—	1	—	1
Translation adjustments	—	—	—	69	—	69

Comprehensive loss	—	—	—	—	—	(125)

Stock-based compensation expense	—	2	—	—	—	2

Balance at June 30, 2008	$1	$(11)	$(296)	$242	$(1,445)	$(1,509)

(a)	Accumulated other comprehensive income at June 30, 2008 represents $285 of net foreign currency translation gains, net of tax, $27 of net deferred losses on cash flow hedges and a $16 loss, net of tax, related to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement benefit plans. Accumulated other comprehensive income at December 31, 2007 represents $216 of net foreign currency translation gains, net of tax, $25 of net deferred losses on cash flow hedges, and a $17 loss, net of tax, related to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement benefit plans.

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

2. Correction of an Error

On November 10, 2008, the Company discovered errors in non-cash unrealized foreign exchange gains and losses on intercompany balances recorded in the Company’s results of operations during the three and six months ended June 30, 2008. The errors related to the misapplication of procedures for a newly-implemented system enhancement to record foreign exchange gains and losses on intercompany balances.

The following table summarizes the impact of the restatement on the balances originally reported on the Company’s consolidated balance sheet at June 30, 2008, the related condensed consolidated statements of operations for the three and six months ended June 30, 2008 and condensed consolidated cash flows for the six months ended June 30, 2008:

	As Previously Reported	Adjustments	As Restated
Condensed consolidated statement of operations for the three months ended June 30, 2008:
Other operating expense, net	$8	$2	$10
Operating (loss) income	(105)	(2)	(107)
Other non-operating (income) expense, net	1	(1)	—
(Loss) income before income tax, earnings from unconsolidated entities and minority interest	(180)	(1)	(181)
(Loss) income before earnings from unconsolidated entities and minority interest	(179)	(1)	(180)
Net loss	(180)	(1)	(181)

Condensed consolidated statement of operations for the six months ended June 30, 2008:
Other operating expense, net	13	1	14
Operating (loss) income	(23)	(1)	(24)
Other non-operating (income) expense, net	(2)	8	6
(Loss) income before income tax, earnings from unconsolidated entities and minority interest	(173)	(9)	(182)
Income tax expense	12	(2)	10
(Loss) income before earnings from unconsolidated entities and minority interest	(185)	(7)	(192)
Net loss	(186)	(7)	(193)

Condensed consolidated balance sheet at June 30, 2008:
Accumulated other comprehensive income	235	7	242
Accumulated deficit	(1,438)	(7)	(1,445)

Condensed consolidated statement of cash flows for the six months ended June 30, 2008:
Net loss	(186)	(7)	(193)
Other non-cash adjustments	1	9	10
Other liabilities, current and long-term	(17)	(2)	(19)

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

On June 18, 2008, the Company and certain related entities filed suit in the Delaware Court of Chancery to declare their contractual rights with respect to the Agreement (the “Huntsman Action”). The Huntsman Action is captioned Hexion Specialty Chemicals, Inc., et. al. v. Huntsman Corporation, C.A. No. 3841-VCL. In the Huntsman Action, the Company alleges, among other things, that the capital structure agreed to by the Company and Huntsman for the combined company is no longer viable due primarily to Huntsman’s increased net debt and lower than expected earnings, and that consummating the merger on the basis of the agreed capital structure would render the combined company insolvent. The Huntsman Action also alleges that Huntsman has suffered a Company Material Adverse Effect, as defined in the merger agreement. See Note 6 and Item 1 – Legal Proceedings of Part II of this Quarterly Report on Form 10-Q/A for a description of this and other litigation related to the Agreement with Huntsman.

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

(3)	Certain of the Company’s product lines have been realigned, resulting in reclassifications between segments. Prior period balances have been reclassified to conform to current presentations.

Reconciliation of Segment EBITDA to Net Loss:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Segment EBITDA:
Epoxy and Phenolic Resins	$58	$83	$132	$178
Formaldehyde and Forest Product Resins	48	45	101	89
Coatings and Inks	14	24	33	49
Performance Products	24	17	45	35
Corporate and Other	(13)	(15)	(26)	(27)

Reconciliation:
Items not included in Segment EBITDA
Pending merger costs	(167)	—	(176)	—
Integration and transaction costs	(8)	(11)	(15)	(21)
Non-cash charges	(3)	(10)	(9)	(15)
Unusual items:
Gains on divestiture of assets	3	4	10	4
Business realignments	(10)	(4)	(13)	(10)
Other	—	1	(7)	—

Total unusual items	(7)	1	(10)	(6)

Total adjustments	(185)	(20)	(210)	(42)
Interest expense, net	(74)	(77)	(152)	(153)
Income tax benefit (expense)	1	(12)	(10)	(33)
Depreciation and amortization	(54)	(49)	(106)	(96)

Net loss	$(181)	$(4)	$(193)	$—

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

The following financial information for the three and six months ended June 30, 2008 has been restated for the errors discussed in Note 2 contained elsewhere herein.

HEXION SPECIALTY CHEMICALS, INC.

THREE MONTHS ENDED JUNE 30, 2008

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Restated) (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$703	$—	$—	$1,102	$(137)	$1,668
Cost of sales	636	—	—	992	(137)	1,491

Gross profit	67	—	—	110	—	177
Selling, general and administrative expense	32	—	—	67	—	99
Pending merger costs	22	—	—	145	—	167
Integration and transaction costs	6	—	—	2	—	8
Other operating (income) expense, net	—	—	(4)	14	—	10

Operating income (loss)	7	—	4	(118)	—	(107)
Interest expense, net	39	20	—	15	—	74
Intercompany interest expense (income)	21	(23)	—	2	—	—
Other non-operating (income) expense, net	(3)	3	—	—	—	—

(Loss) income before income tax, earnings from unconsolidated entities and minority interest	(50)	—	4	(135)	—	(181)
Income tax (benefit) expense	(3)	—	—	2	—	(1)

(Loss) income before earnings from unconsolidated entities and minority interest	(47)	—	4	(137)	—	(180)
Earnings from unconsolidated entities, net of taxes	(132)	—	1	1	131	1
Minority interest in net loss of consolidated subsidiaries	(2)	—	—	—	—	(2)

Net (loss) income	$(181)	$—	$5	$(136)	$131	$(181)

HEXION SPECIALTY CHEMICALS, INC.

THREE MONTHS ENDED JUNE 30, 2007

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$658	$—	$—	$876	$(70)	$1,464
Cost of sales	569	—	—	762	(70)	1,261

Gross profit	89	—	—	114	—	203
Selling, general and administrative expense	42	—	—	59	—	101
Integration and transaction costs	7	—	—	4	—	11
Other operating expense, net	1	—	(4)	5	—	2

Operating income	39	—	4	46	—	89
Interest expense, net	46	21	—	10	—	77
Intercompany interest expense (income)	17	(24)	—	7	—	—
Other non-operating (income) expense, net	(3)	2	—	5	—	4

(Loss) income before income tax, earnings from unconsolidated entities and minority interest	(21)	1	4	24	—	8
Income tax expense	2	—	—	10	—	12

(Loss) income before earnings from unconsolidated entities and minority interest	(23)	1	4	14	—	(4)
Earnings from unconsolidated entities, net of taxes	20	—	1	1	(21)	1
Minority interest in net income of consolidated subsidiaries	(1)	—	—	—	—	(1)

Net (loss) income	$(4)	$1	$5	$15	$(21)	$(4)

HEXION SPECIALTY CHEMICALS, INC.

SIX MONTHS ENDED JUNE 30, 2008

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Restated) (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,407	$—	$—	$2,161	$(264)	$3,304
Cost of sales	1,265	—	—	1,919	(264)	2,920

Gross profit	142	—	—	242	—	384
Selling, general and administrative expense	71	—	—	132	—	203
Pending merger costs	29	—	—	147	—	176
Integration and transaction costs	10	—	—	5	—	15
Other operating expense (income), net	1	—	(3)	16	—	14

Operating income (loss)	31	—	3	(58)	—	(24)
Interest expense, net	81	39	—	32	—	152
Intercompany interest expense (income)	41	(47)	—	6	—	—
Other non-operating (income) expense, net	(7)	7	—	6	—	6

(Loss) income before income tax, earnings from unconsolidated entities and minority interest	(84)	1	3	(102)	—	(182)
Income tax (benefit) expense	(2)	—	—	12	—	10

(Loss) income before earnings from unconsolidated entities and minority interest	(82)	1	3	(114)	—	(192)
Earnings from unconsolidated entities, net of taxes	(108)	—	3	2	105	2
Minority interest in net income of consolidated subsidiaries	(3)	—	—	—	—	(3)

Net (loss) income	$(193)	$1	$6	$(112)	$105	$(193)

HEXION SPECIALTY CHEMICALS, INC.

SIX MONTHS ENDED JUNE 30, 2007

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,275	$—	$—	$1,795	$(167)	$2,903
Cost of sales	1,110	—	—	1,541	(167)	2,484

Gross profit	165	—	—	254	—	419
Selling, general and administrative expense	84	—	—	111	—	195
Integration and transaction costs	12	—	—	9	—	21
Other operating expense (income), net	1	—	(4)	13	—	10

Operating income	68	—	4	121	—	193
Interest expense, net	93	41	—	19	—	153
Intercompany interest expense (income)	32	(46)	—	14	—	—
Other non-operating (income) expense, net	(4)	3	—	7	—	6

(Loss) income before income tax, earnings from unconsolidated entities and minority interest	(53)	2	4	81	—	34
Income tax expense	4	—	—	29	—	33

(Loss) income before earnings from unconsolidated entities and minority interest	(57)	2	4	52	—	1
Earnings from unconsolidated entities, net of taxes	60	—	4	2	(64)	2
Minority interest in net income of consolidated subsidiaries	(3)	—	—	—	—	(3)

Net (loss) income	$—	$2	$8	$54	$(64)	$—

HEXION SPECIALTY CHEMICALS, INC.

JUNE 30, 2008

CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$23	$—	$—	$128	$—	$151
Accounts receivable, net	286	4	—	659	—	949
Inventories:
Finished and in-process goods	203	—	—	259	—	462
Raw materials and supplies	67	—	—	116	—	183
Other current assets	22	—	—	57	—	79

Total current assets	601	4	—	1,219	—	1,824

Other assets
Investment in subsidiaries	843	—	21	—	(864)	—
Other assets, net	37	14	—	58	—	109

	880	14	21	58	(864)	109

Property and equipment, net	626	—	—	997	—	1,623
Goodwill	101	—	—	111	—	212
Other intangible assets, net	78	—	—	128	—	206

Total assets	$2,286	$18	$21	$2,513	$(864)	$3,974

Liabilities and Shareholder’s (Deficit) Equity
Current liabilities
Accounts and drafts payable	$276	$—	$—	$501	$—	$777
Accounts (receivable from) payable to affiliates	(141)	(4)	(7)	152	—	—
Debt payable within one year	19	—	—	62	—	81
Loans (receivable from) payable to affiliates	117	—	—	(117)	—	—
Interest payable	37	10	—	1	—	48
Income taxes payable	16	—	—	45	—	61
Other current liabilities	185	—	—	187	—	372

Total current liabilities	509	6	(7)	831	—	1,339

Long-term liabilities
Long-term debt	2,145	825	—	658	—	3,628
Intercompany loans payable (receivable)	904	(887)	(14)	(3)	—	—
Long-term pension and post employment benefit obligations	72	—	—	144	—	216
Deferred income taxes	40	—	—	106	—	146
Other long-term liabilities	115	—	—	25	—	140

Total liabilities	3,785	(56)	(21)	1,761	—	5,469

Minority interest in consolidated subsidiaries	10	—	—	4	—	14
Shareholder’s (deficit) equity	(1,509)	74	42	748	(864)	(1,509)

Total liabilities and shareholder’s (deficit) equity	$2,286	$18	$21	$2,513	$(864)	$3,974

HEXION SPECIALTY CHEMICALS, INC.

DECEMBER 31, 2007

CONDENSED CONSOLIDATING BALANCE SHEET

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$107	$—	$—	$92	$—	$199
Accounts receivable, net	239	4	—	631	—	874
Inventories:
Finished and in-process goods	183	—	—	235	—	418
Raw materials and supplies	71	—	—	114	—	185
Other current assets	39	—	—	39	—	78

Total current assets	639	4	—	1,111	—	1,754

Other assets
Investment in subsidiaries	861	—	23	—	(884)	—
Other assets, net	156	14	—	53	—	223

	1,017	14	23	53	(884)	223

Property and equipment, net	641	—	—	974	—	1,615
Goodwill	101	—	—	105	—	206
Other intangible assets, net	82	—	—	126	—	208

Total assets	$2,480	$18	$23	$2,369	$(884)	$4,006

Liabilities and Shareholder’s (Deficit) Equity
Current liabilities
Accounts and drafts payable	$279	$—	$—	$439	$—	$718
Accounts payable to (receivable from) affiliates	20	(5)	(8)	(7)	—	—
Debt payable within one year	29	—	—	56	—	85
Loans payable to (receivable from) affiliates	413	—	—	(413)	—	—
Interest payable	43	10	—	1	—	54
Income taxes payable	13	—	—	34	—	47
Other current liabilities	144	—	—	198	—	342

Total current liabilities	941	5	(8)	308	—	1,246
Long-term liabilities
Long-term debt	2,153	825	—	657	—	3,635
Intercompany loans payable (receivable)	529	(901)	(13)	385	—	—
Long-term pension and post employment benefit obligations	80	—	—	140	—	220
Deferred income taxes	39	—	—	102	—	141
Other long-term liabilities	116	—	—	22	—	138

Total liabilities	3,858	(71)	(21)	1,614	—	5,380

Minority interest in consolidated subsidiaries	8	—	—	4	—	12
Shareholder’s (deficit) equity	(1,386)	89	44	751	(884)	(1,386)

Total liabilities and shareholder’s (deficit) equity	$2,480	$18	$23	$2,369	$(884)	$4,006

HEXION SPECIALTY CHEMICALS, INC.

SIX MONTHS ENDED JUNE 30, 2008

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(92)	$2	$—	$101	$—	$11
Cash flows (used in) provided by investing activities
Capital expenditures	(23)	—	—	(27)	—	(50)
Dividend from subsidiary	6	—	—	—	(6)	—
Proceeds from the sale of assets	—	—	5	8	—	13

	(17)	—	5	(19)	(6)	(37)

Cash flows provided by (used in) financing activities
Net short-term debt (repayments) borrowings	(11)	—	—	3	—	(8)
Borrowings of long-term debt	169	—	—	345	—	514
Repayments of long-term debt	(177)	—	—	(355)	—	(532)
Affiliated loan borrowings (repayments)	45	(2)	—	(43)	—	—
Dividends paid	(1)	—	(5)	(1)	6	(1)

	25	(2)	(5)	(51)	6	(27)

Effect of exchange rates on cash and cash equivalents	—	—	—	5	—	5

(Decrease) increase in cash and cash equivalents	(84)	—	—	36	—	(48)
Cash and cash equivalents at beginning of period	107	—	—	92	—	199

Cash and cash equivalents at end of period	$23	$—	$—	$128	$—	$151

HEXION SPECIALTY CHEMICALS, INC.

SIX MONTHS ENDED JUNE 30, 2007

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(52)	$—	$—	$92	$—	$40
Cash flows (used in) provided by investing activities
Capital expenditures	(25)	—	—	(22)	—	(47)
Capitalized interest	(1)	—	—	—	—	(1)
Acquisition of businesses, net of cash acquired	—	—	—	(63)	—	(63)
Deferred acquisition costs	(5)	—	—	—	—	(5)
Proceeds for the sale of businesses, net	—	—	5	—	—	5

	(31)	—	5	(85)	—	(111)

Cash flows provided by (used in) financing activities
Net short-term debt borrowings (repayments)	(13)	—	—	—	—	(13)
Borrowings of long-term debt	641	—	—	672	—	1,313
Repayments of long-term debt	(673)	—	—	(422)	—	(1,095)
Long-term debt and credit facility financing fees	(1)	—	—	(1)	—	(2)
Affiliated loan borrowings (repayments)	212	—	—	(212)	—	—
Dividends paid	10	—	(5)	(5)	—	—

	176	—	(5)	32	—	203

Effect of exchange rates on cash and cash equivalents	—	—	—	3	—	3

Increase in cash and cash equivalents	93	—	—	42	—	135
Cash and cash equivalents at beginning of period	7	—	—	57	—	64

Cash and cash equivalents at end of period	$100	$—	$—	$99	$—	$199

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in millions)

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

Forward-Looking and Cautionary Statements

Certain statements in this Quarterly Report on Form 10-Q/A including, without limitation, statements made under the caption “Overview and Outlook,” are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, the management of Hexion Specialty Chemicals, Inc. (which may be referred to as “Hexion,” “we,” “us,” “our” or the “Company”) may from time to time make oral forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “will,” “intend” or similar expressions. Forward-looking statements contained herein reflect our current views about future events and are based on currently available financial, economic and competitive data and on our current business plans. Actual results could vary materially depending on risks and uncertainties that may affect our operations, markets, services, prices and other factors as discussed in our 2007 Annual Report on Form 10-K and in Item 1A – Risk Factors of Part II of this Quarterly Report on Form 10-Q/A. Important factors that could cause actual results to differ materially from those contained in forward-looking statements include, but are not limited to: our pending merger with Huntsman, including the pending litigation; economic factors such as an interruption in the supply of or increased pricing of raw materials; competitive factors such as pricing actions by our competitors that could affect our operating margins; and regulatory factors such as changes in governmental regulations involving our products that lead to environmental and legal matters as discussed in our 2007 Annual Report on Form 10-K.

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

We are party to various legal proceedings related to our pending merger agreement with Huntsman. For further information on these legal proceedings, see Item 1 – Legal Proceedings of Part II of this Quarterly Report on Form 10-Q/A.

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

Results of Operations

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended June 30,		Six Months ended June 30,
(In millions)	2008	2007	2008	2007
Net sales	$1,668	$1,464	$3,304	$2,903
Cost of sales	1,491	1,261	2,920	2,484

Gross profit	177	203	384	419
Gross profit as a percentage of net sales	11%	14%	12%	14%
Selling, general & administrative expense	99	101	203	195
Pending merger costs	167	—	176	—
Integration and transaction costs	8	11	15	21
Other operating expense, net	10	2	14	10

Operating (loss) income	(107)	89	(24)	193
Operating (loss) income as a percentage of net sales	(6)%	6%	(1)%	7%
Interest expense, net	74	77	152	153
Other non-operating expense, net	—	4	6	6

Total non-operating expenses	74	81	158	159

(Loss) income before income tax, earnings from unconsolidated entities and minority interest	(181)	8	(182)	34
Income tax (benefit) expense	(1)	12	10	33

(Loss) income before earnings from unconsolidated entities and minority interest	(180)	(4)	(192)	1
Earnings from unconsolidated entities, net of taxes	1	1	2	2
Minority interest in net income of consolidated subsidiaries	(2)	(1)	(3)	(3)

Net loss	$(181)	$(4)	$(193)	$—

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

Operating (Loss) Income

In the second quarter of 2008, operating income declined by $196 compared with the second quarter of 2007. Pending merger costs of $167, which included the write-off of previously deferred acquisition costs, was the primary driver of the decrease. In addition, the decrease in operating income was impacted by the decrease in gross profit as discussed above. Other operating expense, net increased by $8 primarily due to an increase in business realignment costs. Partially offsetting the decline in operating income was a decrease in Integration and transaction costs of $3 as we incurred lower costs to implement a single, company-wide, management information and accounting system in 2008 compared to 2007. Selling, general and administrative expenses also decreased by $2. As a percentage of sales, Selling, general and administrative expenses declined by 1%.

Non-Operating Expenses

In the second quarter of 2008, total non-operating expenses decreased by $7, or 9%, compared with the second quarter of 2007. Other non-operating expense, net, decreased by $4 due to higher net realized and unrealized foreign exchange and derivative gains in 2008 compared to the second quarter of 2007. Interest expense, net also decreased by $3 from 2007 as a result of lower interest rates.

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

Operating (Loss) Income

In the first half of 2008, operating income declined by $217, compared with the first half of 2007. Pending merger costs of $176, which included the write-off of previously deferred acquisition costs, was the primary driver of the decrease. In addition, the decline in operating income was impacted by the decrease in gross profit as discussed above. Selling, general and administrative expenses increased by $8 as a result of recent acquisitions, but declined as a percentage of sales by 1%. Partially offsetting the decline in operating income was a decrease in Integration and transaction costs of $6 as we incurred lower costs to implement a single, company-wide, management information and accounting system in 2008 compared to 2007.

Non-Operating Expenses

In the first half of 2008, total non-operating expenses decreased by $1, or 1%, compared with the first half of 2007. Interest expense, net decreased by $1 as a result of lower interest rates.

Income Tax (Benefit) Expense

Income tax expense relates primarily to income from foreign operations and increases in the domestic valuation allowance due to continued domestic losses in the U.S. for which no benefit can be recognized.

In the first half of 2008, income tax expense decreased by $23 compared with 2007. This is primarily due to lower pre-tax income from operations, increased forecasted losses in certain foreign jurisdictions, the effect of lower tax rates in certain foreign jurisdictions, and the recognition of a federal tax refund.

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

Reconciliation of Segment EBITDA to Net Loss:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Segment EBITDA:
Epoxy and Phenolic Resins	$58	$83	$132	$178
Formaldehyde and Forest Product Resins	48	45	101	89
Coatings and Inks	14	24	33	49
Performance Products	24	17	45	35
Corporate and Other	(13)	(15)	(26)	(27)

Reconciliation:
Items not included in Segment EBITDA
Pending merger costs	(167)	—	(176)	—
Integration and transaction costs	(8)	(11)	(15)	(21)
Non-cash charges	(3)	(10)	(9)	(15)
Unusual items:
Gains on divestiture of assets	3	4	10	4
Business realignments	(10)	(4)	(13)	(10)
Other	—	1	(7)	—

Total unusual items	(7)	1	(10)	(6)

Total adjustments	(185)	(20)	(210)	(42)
Interest expense, net	(74)	(77)	(152)	(153)
Income tax benefit (expense)	1	(12)	(10)	(33)
Depreciation and amortization	(54)	(49)	(106)	(96)

Net loss	$(181)	$(4)	$(193)	$—

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

Operating Activities

In the first half of 2008, operations provided $11. Net loss of $193 included $224 of non-cash items, of which $106 was for depreciation and amortization and $101 was for the write-off of deferred acquisition costs. Working capital (defined as accounts receivable and inventories less accounts and drafts payable) and changes in other assets and liabilities and income taxes payable used $20 due to the growth of the business, increased raw material costs and the timing of cash collections and expense recognition versus cash payments.

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

As described in Item 1 – Legal Proceedings of Part II of this Quarterly Report on Form 10-Q/A, we have filed suit that alleges that Huntsman has suffered a Company Material Adverse Effect, as defined in the merger agreement, in which case we would not be required to pay the $325 termination fee. However, we have arranged for commitments to provide financing for our payment of the full amount of such termination fee if we are required to pay it.

We expect to incur expenses and costs associated with the Huntsman related legal proceedings. If we are unable to prevail or otherwise resolve the Huntsman litigation described in Item 1 – Legal Proceedings of Part II of this Quarterly Report on Form 10-Q/A, we may be required to pay monetary damages.

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

June 30, 2008 LTM Period
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(258)
Income taxes	21
Interest expense, net	309
Depreciation and amortization expense	208

EBITDA	280
Adjustments to EBITDA:
Acquisitions EBITDA(1)	26
Pending merger costs(2)	176
Integration and transaction costs(3)	33
Non-cash items(4)	48
Unusual items:
Gain on divestiture of assets	(14)
Purchase accounting effects/inventory step up	1
Business realignments(5)	24
Other(6)	27

Total unusual items	38

In process Synergies(7)	44

Adjusted EBITDA	$645

Fixed charges(8)	$270

Ratio of Adjusted EBITDA to Fixed Charges(9)	2.39

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

Evaluation of Disclosure Controls and Procedures

On November 10, 2008, we discovered errors in non-cash unrealized foreign exchange gains and losses on intercompany balances recorded in our results of operations for the three and six months ended June 30, 2008. The errors related to the misapplication of procedures for a newly-implemented system enhancement to record foreign exchange gains and losses on intercompany balances. Following analysis of both quantitative and qualitative risk factors, we concluded that the control deficiency that resulted in the restatement did not constitute a material weakness in our internal control over financial reporting at June 30, 2008.

In response, we have provided additional training for the impacted Finance personnel regarding foreign exchange translations and system functionality, reissued foreign exchange written instructions, and are enhancing monitoring controls at the regional shared service centers to review foreign exchange gains and losses.

As of the end of the period covered by this Amended Quarterly Report on Form 10-Q/A, we, under the supervision and with the participation of our Disclosure Committee and our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that as of June 30, 2008, our disclosure controls and procedures were effective.

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