Form 10-K
period 2008-12-31
HEXION SPECIALTY CHEMICALS, INC.
filed 2009-03-11
CIK 13239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

At December 31, 2008, the aggregate market value of voting and non-voting common equity of the Registrant held by non-affiliates was zero.

Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on March 2, 2009: 82,556,847

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

Thermosets are developed to meet the performance characteristics required for each specific end use product. The type of thermoset used, and how it is formulated, applied and cured, determines its key attributes, such as durability, gloss, heat resistance, adhesion, or strength of the final product. We have the broadest range of thermoset resin technologies in our industry, with high quality research, applications development and technical service capabilities. Our thermosets are sold under a variety of well-recognized brand names including BORDEN® (phenolic and amino resins), EPIKOTE® (epoxy resins), EPIKURE® (epoxy curatives), BAKELITE (phenolic resins), LAWTER™ (inks) and CARDURA® (high-end automotive coatings).

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

As of December 31, 2008, we had 94 production sites around the world. Through our worldwide network of strategically located production facilities, we serve more than 8,300 customers in over 100 countries. We believe that our global scale provides us with significant advantages in serving a global market. Often we are able to internally produce strategic raw materials, providing us with a lower cost operating structure and security of supply. Where we are integrated downstream into product formulations, our technical know-how and market presence provide additional value. Our position in certain additives, complementary materials and services further enables us to leverage our core thermoset technologies and provide our customers a broad range of product solutions. As a result of our focus on innovation and a high level of technical service, we have cultivated long-standing customer relationships. Our global customers include leading companies in their respective industries, such as 3M, Ashland Chemical, BASF, Bayer, DuPont, GE, Halliburton, Honeywell, Huntsman, Louisiana Pacific, Owens Corning, PPG Industries, Sumitomo, Sun Chemicals, Valspar and Weyerhaeuser.

We believe that we have opportunities for long-term growth through global product line management, as well as opportunities to increase our operational efficiencies, reduce fixed costs, optimize manufacturing assets and improve capital spending efficiency. We are focused on increasing our revenues, cash flows and profitability. We believe we can achieve these goals through the following strategies:

•

Utilize Our Integrated Platform Across Product Offerings. We have an opportunity to provide our customers with a broad range of resins products on a global basis as one of the world’s largest producers of thermosetting resins. We continue to refine our market strategy of serving as a global, comprehensive solutions provider to our customers rather than simply offering a particular product, selling in a single geography or competing on price. We also continue to review additional opportunities to transition our existing manufacturing capacity toward producing more specialty-oriented products, which deliver higher value to our customers and may generate additional sales and/or earnings compared to commodity-like resins.

•

Develop and Market New Products. We will continue to expand our product offerings through internal innovation, joint research and development initiatives with our customers and research partnership formations.

•

Expand Our Global Reach In Faster Growing Regions. We will continue to grow our business in the Asian-Pacific, Eastern European and Latin American markets, where the use of our products is increasing, while continuing to review opportunities in other global markets.

•

Increase Margins Through Focus on Operational Excellence. We will continue to improve our profitability by realizing cost savings opportunities as a result of the Hexion Formation and our other recently announced productivity savings programs.

Industry

The size of the global thermosetting resins market normally is approximately $40 billion in annual sales. Thermosetting resins include materials such as phenolic resins, epoxy resins, polyester resins, acrylic resins, alkyd resins and urethane resins. Thermosetting resins are used for a wide variety of applications due to their superior adhesion and bonding properties, heat resistance, and protective and aesthetic characteristics, compared to other materials. Our key product areas reach approximately half of the global thermosetting resins market.

Thermosets are sold to the global coatings, composites and adhesives markets, which have combined annual sales of over $100 billion. Thermosetting resins are generally considered specialty chemical products because they are sold primarily on the basis of performance, technical support, product innovation and customer service. Although the thermosetting resins market has changed in recent years, it remains fragmented with many small, non-core divisions of large chemical conglomerates and many small and medium-sized companies that provide a relatively high level of customization and service to their end markets. We believe we are one of the largest North American-based specialty chemicals companies.

The principal factors that contribute to success in the specialty chemicals market are (1) consistent delivery of high-quality products, (2) favorable process economics, (3) the ability to provide value to customers through both product attributes and strong technical service, and (4) a presence in large and growing markets.

Products and Market Applications

Our business is organized based on the products that we offer and the markets that we serve. At December 31, 2008, we had four reportable segments: Epoxy and Phenolic Resins, Formaldehyde and Forest Products Resins, Coatings and Inks, and Performance Products. A summary of the major products and primary applications of our reportable segments follows:

Epoxy & Phenolic Resins

2008 Net Sales: $2,432

Epoxy Resins and Intermediates

We are one of the world’s largest suppliers of epoxy resins. Epoxy resins are the fundamental component of many types of materials and are often used in the automotive, aerospace and electronics industries due to their unparalleled strength and durability. Our products are used either as replacements for traditional materials, such as metal, wood, clay, glass, stone, ceramics and natural fibers, or in applications where traditional materials do not meet demanding engineering specifications. We also provide a variety of complementary products such as epoxy modifiers, curing agents, reactive diluents and specialty liquids. In addition, we are a major producer of bisphenol-A (“BPA”) and epichlorohydrin (“ECH”), key precursors in the manufacture of epoxy resins. We internally consume the majority of our BPA, and virtually all of our ECH, giving us a competitive advantage versus our non-integrated competitors.

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

Composite Resins

We are a leading producer of resins that are used in composites in both the United States and in Europe. Composites are a fast-growing class of materials that are used in a wide variety of applications ranging from aircraft components and windmill blades to sports equipment. We supply composite epoxy resins to fabricators in the aerospace, sporting goods and pipe markets. Our position in epoxy resins, along with our technology and service expertise, has enabled us to offer formulated products in selected areas, such as turbine blades that are used in the wind energy market. We internally consume approximately 40% of our liquid epoxy resins production in our specialty composite and adhesive formulation applications, giving us a competitive advantage versus our non-integrated competitors.

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

Molding Compounds

We are a significant producer of molding compounds in Europe. We formulate and produce a wide range of phenolic, polyester and epoxy molding compounds that are used to manufacture components requiring heat stability, electrical insulation, fire resistance and durability. Applications range from automotive underhood components to appliance knobs and cookware handles as well as various electrical and electronic applications.

Products	Key Applications
Phenolic, Epoxy, unsaturated polyesters	Automotive ashtrays and under-hood components, heat resistant knobs and bases, switches and breaker components and pot handles

Glass	High load, dimensionally stable automotive underhood parts and commutators

Phenolic Specialty Resins

We are one of the leading producers of phenolic specialty resins, which are used in applications that require extreme heat resistance and strength, such as automotive brake pads, engine filters, aircraft components and electrical laminates.

Products	Key Applications
Composites and Electronic Resins	Aircraft components, ballistic applications, industrial grating, pipe, jet engine components, electrical laminates, computer chip encasement and photolithography

Automotive Phenol Formaldehyde Resins	Acoustical insulation, engine filters, brakes, friction materials, interior components, molded electrical parts and assemblies

Construction Phenol Formaldehyde Resins, Urea Formaldehyde Resins, Melamine Formaldehyde Resins, Ketone Formaldehyde and Melamine Colloid	Decorative laminates, fiberglass insulation, floral foam, lamp cement for light bulbs, molded appliance and electrical parts, molding compounds, sandpaper, fiberglass mat, laminates, coatings, crosslinker for thermoplastic emulsions and specialty wet strength paper

Epoxy Coating Resins

In addition to adhesive uses, epoxy resins are used for a variety of high-end coating applications that require the superior strength and durability of epoxy, such as protective coatings for industrial and domestic flooring, pipe, marine and construction applications, and appliance and automotive coatings. Epoxy-based surface coatings are among the most widely used industrial coatings, due to their structural stability and broad application functionality combined with overall economic efficiency. We also leverage our resin and additives position to supply custom resins to specialty coatings formulators.

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

Versatic Acids and Derivatives

We are the world’s largest producer of versatic acids and derivatives. Versatic acids and derivatives are specialty monomers that provide significant performance advantages for finished coatings, including superior adhesion, appearance and ease of application. Our products include basic versatic acids and derivatives sold under the Versatic, VEOVA® and CARDURA® names. Applications for versatic acids include decorative, automotive and protective coatings as well as other uses, such as pharmaceuticals and personal care products. We manufacture versatic acids and derivatives using our integrated manufacturing sites and our internally produced ECH.

Products	Key Applications
CARDURA®	Automotive repair/refinishing, automotive original equipment manufacturing (“OEM”) and industrial coatings

Versatic Acids and Derivatives	Chemical building blocks, peroxides, pharmaceuticals and agrochemicals

VEOVA®	Architectural coatings and construction

Formaldehyde and Forest Product Resins

2008 Net Sales: $2,033

Formaldehyde Based Resins and Intermediates

We are the leading producer of formaldehyde-based resins for the North American forest products industry and also hold significant positions in Europe, Latin America and Australia. In addition, we are the world’s largest producer of formaldehyde, a key raw material used to manufacture thousands of products. We internally consume the majority of our formaldehyde production, giving us a competitive advantage versus our non-integrated competitors. Our forest products resins are used in a wide range of applications in the construction, remodeling and furniture industries.

Products	Key Applications
Forest Products Resins
Engineered Wood Resins	Softwood and hardwood plywood, oriented strand board, laminated veneer lumber, strand lumber and wood fiber resins, such as particleboard, medium density fiberboard and finished veneer lumber

Special Wood Adhesives	Laminated beams, structural and nonstructural fingerjoints, wood composite I-beams, cabinets, doors, windows, furniture, molding and millwork, and paper laminations

Wax Emulsions	Moisture resistance for panel boards and other specialty applications

Formaldehyde Applications
Formaldehyde	Herbicides and fungicides, scavengers for oil and gas production, fabric softeners, Urea Formaldehyde, Melamine Formaldehyde, Phenol Formaldehyde, methyl diphenyl diisocyanate (MDI), hexamine and other catalysts

Coatings & Inks

2008 Net Sales: $1,248

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

Acrylic Resins

We are a sizeable supplier of water-based and solvent-based acrylic resins in Europe, North America, Asia and Australia. Acrylic resins are supplied as either acrylic homopolymers or as resins incorporating various comonomers that modify performance or cost. Water based acrylic homopolymers are used in interior trim paints and exterior applications where color, gloss retention and weathering protection are critical. Styrene is widely used as a modifying comonomer in our water-based acrylic resins. Styrene-acrylic copolymers are mainly used where high hydrophobicity and alkali resistance are required. In addition, we produce a wide range of specialty solution acrylic resins for marine and maintenance paints, and automotive topcoats.

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

Styrene-Acrylic Dispersions	Architectural: Interior matt to high gloss paints, interior and exterior paints, primer, masonry coatings and general purpose

Industrial: Building and Construction, Automotive OEM, general metal, wood, plastic coatings, traffic marking paint, industrial maintenance and transportation, adhesives, textiles

Solution Acrylics	Architectural markets: Aerosols, masonry and tile sealers

Industrial Markets: Transportation, packaging, aerosols, automotive OEM, appliance, industrial maintenance, marine and road marking

Vinylic Resins

We are a supplier of water-based vinylic resins in Europe, North and South America. Vinylic resins might be either simple homopolymers of vinyl acetate or copolymers with acrylic, olefin, or other vinylic monomers to improve performance.

A significant part of the vinylic resins we produce are spray dried to produce redispersible powders. We produce a wide range of specialty homopolymer and copolymer based powdered resins that are subsequently redispersed in water for primary applications in the building and construction market.

Products	Key Applications
Vinyl Acetate Homopolymer Dispersions	Packaging, paper and wood adhesives, and textiles

Vinyl Acetate Copolymers	Architectural paints, packaging, wood and paper adhesives and textiles

Redispersible Powders	Tile adhesives, external thermal insulation and finishing systems, self leveling underlayments, repair mortars, gypsum compounds, membranes, grouts

Ink Resins and Additives

We are one of the world’s largest producers of ink resins and associated products. Ink resins are used to apply ink to a variety of different substrates, including paper, cardboard, metal foil and plastic. We provide resins, liquid components and additives sold primarily under the globally recognized Lawter™ brand name, to customers who formulate inks for a variety of substrates and printing processes. Our products offer performance enhancements such as durability, printability, substrate application, drying speed and security. Typical end-use applications include brochures, newspapers, magazines, food packages, beverage cans and flexible packaging. We are also a provider of formulated UV-cured coatings and inks.

Products	Key Applications
Resins	Graphic arts, commercial, publication and packaging

Vehicles and Waxes	Sheet-fed, heatset, gloss and wetting vehicles, and wax products

Liquid Inks	Polymer films, paper and corrugated boards

Performance Products

2008 Net Sales: $380

Phenolic Encapsulated Substrates

We are a leading producer of phenolic encapsulated sand and ceramic substrates that are used in oil field services and foundry applications. Our highly specialized compounds are designed to perform well under extreme conditions, such as intense heat, high-stress and corrosive environments, that characterize oil and gas drilling and foundry industries. In the oil field services industry, our resin encapsulated proppants are used to enhance oil and gas recovery rates and extend well life. We are also the leading producer by volume of foundry resins in North America. Our foundry resin systems are used by major automotive and industrial companies for precision engine block casting, transmissions, and brake and drive train components. In addition to encapsulated substrates, in the foundry industry, we also provide phenolic resin systems and ancillary products used to produce finished metal castings.

Products	Key Applications
Oil & Gas Stimulation Services Applications
Resin Encapsulated Proppants	Oil and gas fracturing

Foundry Applications
Refractory Coatings	Thermal resistant coatings for ferrous and nonferrous applications

Resin Coated Sands and Binders	Sand cores and molds

For additional information about our segments see Note 20 in Item 8 of Part II of this Annual Report on Form 10-K.

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

In 2008, our largest customer accounted for less than 3% of our sales and our top ten customers accounted for approximately 15% of our sales. Our largest customer in our Performance Products reporting segment accounted for approximately 25% of the segment’s sales in 2008. The loss of this customer could have a material adverse effect on the Performance Products reporting segment. However, neither our overall business nor any of our other reporting segments depends on any single customer, or a particular group of customers, the loss of which would have a material adverse effect on either the reporting segment or the Company as a whole. Our primary customers are manufacturers, and the demand for our products is generally not seasonal, but can be cyclical.

International Operations

Our international operations accounted for approximately 58% of our sales in 2008 and 2007. While our international operations may be subject to a number of additional risks such as exposure to foreign currency exchange risk, we do not believe that our foreign operations, on the whole, carry greater risk than our operations in the United States. Information about sales by geographic region for the past three years and long-lived assets by geographic region for the past two years can be found in Note 20 in Item 8 of Part II of this Annual Report on Form 10-K. More information about our programs to manage exchange risk and interest rate risk can be found in Item 7A of Part II of this Annual Report on Form 10-K.

Raw Materials

Raw material costs account for approximately 75% of our cost of sales. In 2008, we purchased approximately $4 billion of raw materials. The three largest raw materials that we use are phenol, methanol and urea, which represented 47% of our total raw material expenditures. The majority of raw materials that we use to manufacture our products are available from more than one source and are readily available in the open market. We have long-term purchase agreements for certain raw materials that ensure the availability of adequate supply. These agreements generally have periodic price adjustment mechanisms and do not have minimum annual purchase requirements. Smaller quantity materials that are single sourced generally have long-term supply contracts to maximize supply reliability. Prices for our main feedstocks are generally driven by underlying petrochemical benchmark prices and energy costs, which are subject to price fluctuations. Although we seek to offset increases in raw material prices with increases in our product prices, we may not always be able to do so, and there are periods when price increases lag behind raw material price increases.

Competition

We compete with many companies in most of our product lines, including large global chemical companies and small specialty chemical companies. The principal competitive factors in our industry include technical service, breadth of product offering, product innovation and price. Some of our competitors are larger and have greater financial resources and less debt than we do, and, as a result, may be better able to withstand changes in industry conditions, including pricing, and the economy as a whole. We are able to compete with smaller niche specialty chemical companies due to our investment in research and development and our customer service model, which provides for on-site value-added technical service for our customers. In addition, our size and scale provides efficiencies in our cost structure.

We believe that no single company competes with us across all of our segments and existing product lines. Following are our principal competitors by market application.

Epoxy & Phenolic Resins

Major Products	Principal Competitors
Epoxy Resins and Intermediates	Dow Chemical, Nan Ya and the Formosa Plastics Group, Chang Chun Polymers, Huntsman, Spolchemie, Leuna, Jana and Aditya Birla (Thai Epoxy)

Composite Resins	Huntsman, Dow Chemical, Aditya Birla (Thai Epoxy), Leuna, Ashland, AOC, Reichhold and CCP/Atofina

Molding Compounds	Sumitomo, Raschig and BAQ

Phenolic Specialty Resins	Dynea International, Arclin, Georgia-Pacific (a subsidiary of Koch Industries), Sumitomo (Durez), SI Group, Ashland and Huttenes-Albertus, Plenco, Capital Resins, Dynachem

Epoxy Coating Resins	Dow Chemical, Huntsman, Nan Ya and the Formosa Plastics Group, Leuna and Kukdo

Versatic Acids and Derivatives	ExxonMobil, Tianjin Shield and Hebei Huaxu

Formaldehyde and Forest Product Resins

Major Products	Principal Competitors
Forest Products Resins	Dynea International, Arclin, Georgia-Pacific (a subsidiary of Koch Industries) and Tembec

Formaldehyde Applications	Dynea International, Arclin and Georgia-Pacific (a subsidiary of Koch Industries)

Coatings & Inks

Major Products	Principal Competitors
Polyester Resins	DSM, Cytec, Cray Valley/CCP, Reichhold, Nuplex and EPS (owned by Valspar)

Alkyd Resins	Reichhold, CCP/Atofina/Cray Valley, DSM, Nuplex and EPS (owned by Valspar)

Acrylic Resins	Rohm & Haas, BASF, DSM (Neoresins), Dow Chemical, and Polymer Latex

Vinylic Resins	Celanese, Wacker, Vinavil, Elotex, Dairen, Dow Chemical

Ink Resins and Additives	Mead Westvaco, Arizona Chemical, Resinall, Arakawa and Harima

Performance Products

Major Products	Principal Competitors
Phenolic Encapsulated Substrates	Ashland, Carbo Ceramics, Santrol and Atlas Resins

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

In 2008, 2007 and 2006, our research and development and technical services expense was $73, $70 and $69, respectively. We take a customer-driven approach to discover new applications and processes and provide customer service through our technical staff. Through regular direct contact with our key customers, our research and development associates can become aware of evolving customer needs in advance and can anticipate their requirements to more effectively plan customer programs. We also focus on continuous improvement of plant yields and production capacity and reduction of fixed costs.

We have over 500 scientists and technicians worldwide. Our research and development facilities include a broad range of synthesis, testing and formulating equipment, and small-scale versions of customer manufacturing processes for applications development and demonstration. In addition, we have an agreement with a not-for-profit research center to assist in research projects and new product development initiatives.

Patents and Trademarks

We own, license or have rights to over 1,700 patents, over 2,000 trademarks, and various patent and trademark applications and technology licenses around the world, which we hold for use or currently use in our operations. A majority of our patents relate to developing new products and processes for manufacturing and will expire between 2009 and 2027. We renew our trademarks on a regular basis. While we view our patents and trademarks to be valuable, because of the broad scope of our products and services, we do not believe that the loss or expiration of any single patent or trademark would have a material adverse effect on our results of operations, financial position or the continuation of our business.

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

The European Commission enacted a new regulatory system in 2006, known as Registration, Evaluation, Authorization and Restriction of Chemical substances, or REACH, which requires manufacturers, importers and consumers of certain chemicals to register these chemicals and evaluate their potential impact on human health and the environment. As REACH matures, significant market restrictions could be imposed on the current and future uses of chemical products that we use as raw materials or that we sell as finished products in the European Union.

We also actively petition the U.S. Food and Drug Administration to sanction the use of certain specialty chemicals that we produce that we believe are safe for use by our customers to manufacture products that will come in direct or indirect contact with food.

Environmental Regulations

Our policy is to operate our plants in a manner that protects the environment and health and safety of our employees and the public. Health, safety and environmental considerations are a priority in our planning for all existing and new products and processes. We have implemented companywide environmental, health and safety policies overseen by the Environmental, Health and Safety (“EH&S”) Committee of our Board of Directors. Our EH&S department has the responsibility to ensure that our operations worldwide maintain environmental compliance in accordance with applicable laws and regulations and place health and safety as a priority. This responsibility is executed via training, widespread communication of EH&S policies, formulation of relevant policies and standards, EH&S audits, and incidence response planning and implementation. Our EH&S policies include systems and procedures that govern environmental emissions, waste generation, process safety management, handling, storage and disposal of hazardous substances, worker health and safety requirements, emergency planning and response, and product stewardship.

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

We expect to incur future costs for capital improvements and general compliance under environmental laws, including costs to acquire, maintain and repair pollution control equipment. In 2008, we incurred related capital expenditures of $43. We estimate that capital expenditures in 2009 for environmental controls at our facilities will be between $30 and $35. This estimate is based on current regulations and other requirements, but it is possible that a material amount of capital expenditures, in addition to those we currently anticipate, could be necessary if these regulations or other requirements change.

Employees

At December 31, 2008, we had approximately 6,800 employees. Approximately 40% of our employees are members of a labor union or are represented by workers’ councils that have collective bargaining agreements. Most of our European employees are represented by workers’ councils. We believe that relations with our union and non-union employees are good.

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

Acquisitions and Divestitures.

Following are the significant acquisitions and divestitures that we have made since the Hexion Formation.

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

On February 1, 2007, we acquired the adhesives and resins business of Orica Limited (the “Orica A&R Acquisition”). This business manufactures formaldehyde and formaldehyde-based binding resins used primarily in the forest products industry. This business generated 2006 sales of approximately $85, and included three manufacturing facilities in Australia and New Zealand. This acquisition is included in our Formaldehyde and Forest Products segment.

On November 1, 2007, we acquired the German forest products resins and formaldehyde business of Arkema GmbH (the “Arkema Acquisition”). This business manufactures formaldehyde and formaldehyde-based resins. This business generated 2006 revenues of approximately $127. This acquisition is included in our Formaldehyde and Forest Products Resins segment.

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

The deteriorating global economic and financial markets conditions have impacted our business operations and may adversely affect our results of operations and financial condition.

Deteriorating global economic and financial market conditions, including severe disruptions in the credit markets and the potential for a significant and prolonged global economic recession, have impacted our business operations and may adversely affect our future results of operations and financial condition. A prolonged or further economic slowdown in the businesses or geographic areas in which we sell our products could further reduce demand for these products and result in a decrease in sales volume for a prolonged period of time which would have a negative impact on our future results of operations. For example, sales to the construction industry are driven by trends in commercial and residential construction, housing starts and trends in residential repair and remodeling. Consumer confidence, mortgage rates, credit standards and availability and income levels play a significant role in driving demand in the residential construction, repair and remodeling sector. In the current market turmoil, many lenders and institutional investors have significantly reduced, and in some cases ceased to provide, funding to borrowers. The lack of available or increased cost of credit has led to decreased construction which has resulted in a reduction in demand for our products. A prolonged or further drop in consumer confidence, continued restrictions in the credit market or an increase in mortgage rates, credit standards or unemployment could delay the recovery of commercial and residential construction levels and have a material adverse effect on our business, financial condition, results of operations or cash flows. Further, our products are used in numerous applications in the automotive industry. We expect the continued weakening of the North American and European automotive markets in 2009 to impact the demand for many of our resin products, molding compounds and versatic acids.

The current economic conditions may also materially impact our customers, suppliers and other parties with which we do business. Volatility and disruption of financial markets could limit the ability of our customers to obtain adequate financing to maintain operations and may cause them to terminate existing purchase orders, reduce the volume of products they purchase from us in the future or impact their ability to pay their receivables. Adverse economic and financial market conditions may also cause our suppliers to be unable to meet their commitments to us or may cause suppliers to make changes in the credit terms they extend to us, such as shortening the required payment period for outstanding accounts receivable or reducing or eliminating the amount of trade credit available to us. These conditions could significantly affect our liquidity which may cause us to defer needed capital expenditures, reduce research and development or other spending, defer costs to achieve productivity and synergy programs, or sell assets. In addition, this could require us to incur additional borrowings which may not be available given the current financial market conditions, or may only be available at terms significantly less advantageous than our current credit terms.

We may not generate sufficient cash flows from operations to meet our debt service payments, and our interest expense could increase if interest rates increase. In addition, our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.

We are a highly leveraged company. As of December 31, 2008, we have $3,859 of outstanding indebtedness. In 2009, based on the amount of indebtedness outstanding at December 31, 2008, our cash debt service is expected to be approximately $344 (including $113 of short term debt and capital lease maturities) based on interest rates at February 26, 2009, of which $147 represents debt service on fixed-rate obligations (including variable rate debt subject to interest rate swap agreements). We may not generate sufficient cash flow from operations to meet our debt service and other obligations. If we are unable to meet our expenses and debt service obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets or raise equity capital. We may not be able to refinance any of our indebtedness, sell assets or raise equity capital on commercially reasonable terms, or at all, which could cause us to default on our obligations and impair our liquidity. An inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms would have a material adverse impact on our business, financial condition and results of operations.

Our interest expense could increase if interest rates increase because 48% of our outstanding borrowings at December 31, 2008, including the impact of outstanding interest rate swap agreements, are at variable interest rates. While we have interest rate swaps in place to hedge a portion of the risk, an increase of 1% in the interest rate payable on our variable rate indebtedness would increase our 2009 estimated debt service requirements by approximately $21.

Our substantial level of indebtedness could have other consequences to our financial position and results of operations, including the following:

•	it may limit our flexibility to plan for, or react to, changes in our operations or business;

•	we are more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable to downturns in our business or in the economy, such as the recent unprecedented volatility in the capital and credit markets;

•

it may limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds (which may already be severely limited by availability and increased cost of credit in the current market) or dispose of assets;

•	a substantial portion of our cash flow provided by operations will be dedicated to the repayment of our indebtedness and will not be available for other purposes; and

•	it may restrict us from making strategic acquisitions, introducing new technologies or exploiting business opportunities.

We have a history of losses and we may fail to achieve all expected cost savings and synergies.

Primarily as a result of transaction and integration activities related to the terminated Huntsman merger and the Hexion Formation, and interest expense, we had a net loss available to common shareholders of $1,190, $65 and $142 for the years ended December 31, 2008, 2007 and 2006, respectively. Our potential for future business success and operating profitability must be considered in light of the risks, uncertainties, expense and difficulties typically encountered by recently organized or combined entities. In addition, we may not successfully achieve all of our planned cost savings and synergies. A significant element of our business strategy is to improve our operating efficiencies and reduce our operating costs. We are currently targeting $119 in productivity savings, which includes the remaining synergies from the Hexion Formation. We anticipate achieving these savings by 2010. The Company expects to incur $44 in costs to achieve these savings. A variety of factors could cause us not to achieve the remaining $119 in productivity savings, including not being able to fund the $44 in costs. As a result, our results of operations and profitability would be negatively impacted.

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

Our senior secured credit facilities and other debt contain a number of restrictive covenants that can impose significant operating and financial restrictions on our ability to, among other things:

•	incur or guarantee additional debt;

•	pay dividends and make other distributions to our shareholders;

•	create or incur certain liens;

•	make certain loans, acquisitions, capital expenditures or investments;

•	engage in sales of assets and subsidiary stock;

•	enter into sale/leaseback transactions;

•	make capital expenditures;

•	enter into transactions with affiliates; and

•	transfer all or substantially all of our assets or enter into merger or consolidation transactions.

In addition, our senior secured credit facilities require us to meet a senior secured bank leverage test. As a result of these covenants and this ratio, we are limited in how we may conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. A further downturn in our business could cause us to fail to comply with the covenants in our senior secured credit facilities. A failure to comply with the covenants contained in our senior secured credit facilities or our other debt could result in default, which if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. In the event of any default under our senior secured credit facilities or our other indebtedness, the lenders:

•	will not be required to lend any additional amounts to us;

•	could elect to declare all borrowings that are outstanding, together with accrued and unpaid interest and fees, to be due and payable; or

•	require us to apply all of our available cash to repay these borrowings.

If the debt under our senior secured credit facilities or our other debt were to be accelerated, our assets might not be sufficient to repay such indebtedness in full. Although we believe our assumptions are reasonable and correct and are consistent with the definition of Adjusted EBITDA (as defined in Item 7 of Part II of this Annual Report on Form 10-K) under our senior secured credit facilities, investors should not place undue reliance on Adjusted EBITDA as an indicator of current and future performance.

A downgrade in our debt ratings could result in increased interest and other financial expenses related to future borrowings, and has limited and could further restrict our access to additional capital or trade credit.

Standard and Poor’s Ratings Services and Moody’s Investors Service maintain credit ratings for us. Each of these ratings is currently below investment grade. Any decision by these or other ratings agencies to downgrade such ratings in the future could result in increased interest and other financial expenses relating to our future borrowings, and could restrict our ability to obtain financing on satisfactory terms. In addition, any further downgrade could restrict our access to, and negatively impact the terms of, trade credit extended by our suppliers of raw materials.

We face competition from other chemical companies and from substitute products, which could force us to lower our prices, which would adversely affect our profitability and financial condition.

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

Raw material costs make up approximately 75% of our cost of sales. During the past three years, the prices of our raw materials have been volatile. For example, the average prices of phenol, methanol, and urea increased by approximately 2%, 14% and 53%, respectively, in 2008 compared to 2007 and by approximately 7%, 14% and 45%, respectively, in 2007 compared to 2006.

Although many of our contracts include competitive price clauses that allow us to buy outside the contract if market pricing falls below contract pricing, and many other contracts have minimum-maximum monthly volume commitments that allow us to take advantage of spot pricing, we may not be able to purchase raw materials at market prices. In addition, some of our customer contracts include selling price provisions that are indexed to publicly available indices for these materials; however, we may not be able to pass on raw material price increases to our customers immediately, if at all. Due to differences in timing of the pricing trigger points between our sales and purchase contracts, there is often a “lead-lag” impact that can negatively impact our margins in the short term in periods of rising raw material prices and positively impact them in the short term in periods of falling raw material prices. Raw material prices fell significantly late in 2008. However, the prices may not remain at their recently lower levels. Future raw material prices may be impacted by new laws or regulations, suppliers’ allocations to other purchasers, interruptions in production by suppliers, natural disasters, volatility in the price of crude oil and related petrochemical products, and changes in exchange rates. If the cost of raw materials increases significantly and we are unable to offset the increased costs with higher selling prices, our profitability will decline. We have been successful raising prices of our products to mitigate the impact of raw material prices in the past. However, increases in prices for our products could hurt our ability to remain both competitive and profitable in the markets in which we compete.

Our manufacturing operations require adequate supplies of raw materials on a timely basis. We rely on long-term agreements with key suppliers for most of our raw materials. The loss of a key source or a delay in shipments could have an adverse effect on our business. Raw material availability may be subject to curtailment or change due to, among other things, new laws or regulations, suppliers’ allocations to other purchasers, interruptions in production by suppliers and natural disasters. Should any of our suppliers fail to deliver raw materials to us or should any key long-term supply contracts be cancelled, we may be forced to purchase raw materials in the open market. As a result, we may not be able to purchase these materials or purchase them at prices that would allow us to remain competitive. During the past two years, certain of our suppliers have experienced force majeure events rendering them unable to deliver all, or a portion of, the contracted-for raw materials. On these occasions, we were forced to purchase replacement raw materials in the open market at significantly higher costs, place our customers on an allocation of our products or invoke force majeure in our contracts with our customers.

Our largest supplier provides 11% of our raw material purchases, and we could incur significant time and expense if we had to replace this supplier. In addition, several of our feedstocks at various facilities are transported through a pipeline from one supplier. If we were unable to receive these feedstocks through these pipeline arrangements, we may not be able to obtain them from other suppliers at competitive prices or in a timely manner.

Environmental obligations and liabilities could have a substantial negative impact on our financial condition, cash flows and profitability. In addition, our production facilities are subject to significant operating hazards which could cause personal injury and loss of life, severe damage to, or destruction of, property and equipment, and environmental contamination.

Our operations involve the use, handling, processing, storage, transportation and disposal of hazardous materials and are subject to extensive environmental laws and regulations at the national, state, local and international level. These environmental laws and regulations include some that govern the discharge of pollutants into the air and water, the management and disposal of hazardous materials and wastes, the cleanup of contaminated sites, and occupational health and safety. We have incurred, and will continue to incur, significant costs and capital expenditures to comply with these laws and regulations. In 2008, we incurred related capital expenditures of $43 to comply with environmental laws and regulations, and other environmental improvements. Violations of environmental laws or permits may result in restrictions being imposed on our operating activities or in our being subjected to substantial fines, penalties, criminal proceedings, third party property damage or personal injury claims or other costs. In addition, future developments or increasingly stringent regulations could require us to make additional unforeseen environmental expenditures.

Even if we fully comply with environmental laws, we are subject to liability associated with hazardous substances in soil, groundwater and elsewhere at a number of sites. These include sites that we formerly owned or operated, and sites where hazardous wastes and other substances from our current and former facilities and operations have been treated, stored or disposed of, as well as sites that we currently own or operate. Depending upon the circumstances, our liability may be joint and several, meaning that we may be held responsible for more than our proportionate share, or even all, of the liability involved. Environmental conditions at these sites can lead to claims against us for personal injury or wrongful death, property damages, and natural resource damage, as well as to claims and obligations for the investigation and cleanup of environmental conditions. The extent of any of these liabilities is difficult to predict, but in the aggregate such liabilities could be material.

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

Because we manufacture and use materials that are known to be hazardous, we are subject to comprehensive product and manufacturing regulations, for which compliance can be costly and time consuming. In addition, we may be subject to personal injury or product liability claims as a result of human exposure to such hazardous materials.

We produce hazardous chemicals that require care in handling and use that are subject to regulation by many U.S. and non-U.S. national, supra-national, state and local governmental authorities. In some circumstances, these authorities must approve our products and manufacturing processes and facilities before we may sell some of these chemicals. To obtain regulatory approval of certain new products, we must, among other things, demonstrate to the relevant authority that the product is safe for its intended uses and that we are capable of manufacturing the product in compliance with current regulations. The process of seeking approvals can be costly, time consuming and subject to unanticipated and significant delays. Approvals may not be granted to us on a timely basis, or at all. Any delay in obtaining, or any failure to obtain or maintain, these approvals would adversely affect our ability to introduce new products and to generate revenue from those products. New laws and regulations may be introduced in the future that could result in additional compliance costs, seizures, confiscation, recall or monetary fines, any of which could prevent or inhibit the development, distribution or sale of our products. We are subject to ongoing reviews of our products and manufacturing processes.

Formaldehyde and Other

Formaldehyde is extensively regulated, and various public health agencies continue to evaluate it. In 2004, IARC reclassified formaldehyde as “carcinogenic to humans,” a higher classification than previous IARC evaluations. We anticipate the National Cancer Institute (“NCI”) will complete updates of epidemiology studies and publish those results in 2009, which will provide additional important data for consideration and evaluation by scientific and regulatory authorities. The Environmental Protection Agency (“EPA”) has initiated a regulatory investigation into potential risks associated with formaldehyde emissions from composite wood products based, in part, on a petition from the Sierra Club and other organizations. The petition seeks to “nationalize” the California Air Resources Board (“CARB”) regulation of formaldehyde emissions from composite wood products that became effective January 1, 2009 for composite wood products sold in the state of California. While the CARB rule is technology forcing, we believe our resin technology is advanced to the point that performance requirements for CARB compliance can be delivered. Regarding the EPA investigation, we expect a robust scientific risk review process to take place prior to any major regulatory decisions involving formaldehyde. It is possible that further governmental review may result in additional costs to meet any new regulatory requirements.

The classification of formaldehyde as “carcinogenic to humans” by IARC could become the basis of product liability litigation, particularly if there would be any definitive studies that demonstrate a causal association with leukemia. The results from the pending NCI epidemiology studies will be an important determining “weight of evidence” factor.

In addition, in large part as the result of the bankruptcies of many producers of asbestos containing products, plaintiffs’ attorneys have increased their focus on peripheral defendants, including us, asserting that even products that contained small amounts of asbestos caused injury. Plaintiffs’ attorneys are also focusing on alleged harm caused by other products we have made or used, including silica-containing resin coated sands and vinyl chloride monomer, or VCM. While we cannot predict the outcome of pending suits and claims, we believe that we are adequately reserved in accordance with our policy to address currently pending litigation and adequately insured to cover currently pending and foreseeable future claims. An unfavorable outcome in these litigation matters may cause our profitability, business, financial condition and reputation to decline.

BPA

BPA, which is used as an intermediate at our Deer Park, Texas and Pernis, Netherlands manufacturing facilities, and is also sold directly to third parties, is currently under evaluation as an “endocrine disrupter.” Endocrine disrupters are chemicals that have been alleged to interact with the endocrine systems of human beings and wildlife and disrupt their normal processes. As required by EU regulation 793/93/EC, BPA producers conducted an extensive toxicology testing program of this chemical. The EU authorities have not issued their final opinion. A U.S. government review panel reached largely favorable conclusions, indicating limited risk with some areas for further research. However, BPA continues to be subject to regulatory and legislative review. The FDA continues to review research about the potential low-dose effects of BPA. Several U.S. states have proposed legislation covering BPA containing products and a U.S. Congressional subcommittee has reviewed BPA containing products. We do not believe it is possible to predict the outcome of these regulatory and legislative initiatives. In the event that BPA is further regulated, additional operating costs would be likely in order to meet more stringent regulation of this chemical.

Resin-coated Sand

We manufacture resin-coated sand. Because sand consists primarily of crystalline silica, potential exposure to silica particulate exists. Overexposure to crystalline silica is a recognized health hazard. The Occupational Safety and Health Administration (“OSHA”), continues to maintain on its regulatory calendar the possibility of promulgating a comprehensive occupational health standard for crystalline silica within the next two to three years. We may incur substantial additional costs to comply with any new OSHA regulations.

Regulatory Programs

The Company also faces an increasing likelihood that its manufacturing sites worldwide will be subject to new or expanded greenhouse gas (“GHG”) regulatory programs being implemented at the federal, state, and local levels. These regulatory programs could include taxation of GHG emissions and/or GHG emission limitations. Potential impacts of increased regulation of GHG emissions could include increased energy costs and increased compliance costs. Currently it is not possible to estimate the financial impact of future GHG regulatory programs on any of our sites. In addition, the European Commission enacted a new regulatory system, known as REACH, in 2006 which requires manufacturers, importers and consumers of certain chemicals to register these chemicals and evaluate their potential impacts on human health and the environment. As REACH matures, significant market restrictions could be imposed on the current and future uses of chemical products that we use as raw materials or sell as finished products in the European Union. We cannot predict future compliance costs, which could be significant. If we fail to comply with applicable laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls or seizures, which could have an adverse effect on our financial condition, cash flows and profitability.

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

Natural or other disasters could disrupt our business and result in loss of revenue or higher expenses.

Any serious disruption at any of our facilities due to hurricane, fire, earthquake, flood, terrorist attack or any other natural or man-made disaster could impair our ability to use our facilities and have a material adverse impact on our revenues and increase our costs and expenses. For example, we have manufacturing facilities in the U.S. Gulf Coast region that were impacted by Hurricanes Katrina and Rita in 2005 and Hurricanes Gustav and Ike in 2008. If there is a natural disaster or other serious disruption at any of our facilities, it could impair our ability to adequately supply our customers and negatively impact our operating results. In addition, many of our current and potential customers are concentrated in specific geographic areas. A disaster in one of these regions could have a material adverse impact on our operations, operating results and financial condition. Although we carry business interruption insurance, it may not be sufficient to cover all of our losses from a disaster, in which case our unreimbursed losses could be substantial.

Future increases in energy costs may increase our operating expenses and reduce net income, which could have a negative impact on our financial condition.

Natural gas is essential in our manufacturing processes, and its cost can vary widely and unpredictably. Energy costs have fluctuated significantly over the past several years due to the volatility in the cost of oil and natural gas. If we cannot pass increased energy costs through to our customers, our profitability may decline. In addition, rising energy costs could also negatively impact our customers and the demand for our products. These risks will be exacerbated if our customers or production facilities are in locations experiencing severe energy shortages.

Our results of operations may be adversely affected by fluctuations in currency exchange rates and international business risks.

We conduct our business and incur costs in the local currency of most of the countries in which we operate. In 2008, our sales outside the United States represented approximately 58% of our total sales. Our results of operations are reported in the relevant local currency and then translated to U.S. dollars at the applicable currency exchange rate for our financial statements. Changes in exchange rates between those foreign currencies and the U.S. dollar will affect our sales and earnings and may result in exchange translation losses. During times of a strengthening U.S. dollar, our reported international sales and earnings may be reduced because the local currency may translate into fewer U.S. dollars. In addition to currency translation risks, we have currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a different currency from the currency in which it receives revenues. We may engage in transactional exchange rate hedging activities to mitigate the impact of exchange rate fluctuations. However, the hedging transactions we enter into may not be effective or could result in foreign exchange hedging losses. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted. Given the volatility of exchange rates, we may not be able to effectively manage our currency transaction and/or translation risks, and any volatility in currency exchange rates may have an adverse effect on our financial condition, cash flows and profitability.

We operate our business in countries that historically have been and may continue to be susceptible to recessions or currency devaluation, including Brazil, Malaysia and Argentina. In addition, as we expand our business in emerging markets, particularly in China and Russia, the uncertain regulatory environment in these countries could have a negative impact on our operations there.

Other risks of international operations include trade barriers, tariffs, exchange controls, national and regional labor strikes, social and political risks, general economic risks and required compliance with a variety of foreign laws, including tax laws. Furthermore, in foreign jurisdictions where the “rule of law” and legal processes may vary widely, we may experience difficulty in enforcing agreements. In jurisdictions where bankruptcy laws and practices may vary, we may experience difficulty collecting foreign receivables through foreign legal systems. The occurrence of these risks could disrupt the businesses of our international subsidiaries.

We rely on patents and confidentiality agreements to protect our intellectual property. Our failure to protect these intellectual property rights could adversely affect our future performance and growth.

Protection of our proprietary processes, methods and compounds, and other technology is important to our business. Failure to protect our existing intellectual property rights may result in the loss of valuable technologies or having to pay other companies for infringing on their intellectual property rights. We rely on patent, trade secret, trademark and copyright law as well as judicial enforcement to protect these technologies. The majority of our patents relate to developing new products and processes for manufacturing, and they expire at various times between 2009 and 2027. Some of our technologies are not covered by any patent or patent application. In addition, our patents could be challenged, invalidated, circumvented or rendered unenforceable. Furthermore, pending patent applications may not result in an issued patent, or if patents are issued to us, these patents may not provide meaningful protection against competitors or against competitive technologies.

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

Our pension expenses and funding requirements are affected by factors outside our control, including the performance of plan assets, interest rates, actuarial data and experience, and changes in laws and regulations.

Our future funding obligations for our employee benefit plans depend upon the levels of benefits provided for by the plans, the future performance of assets set aside for these plans, the rates of interest used to determine funding levels, actuarial data and experience, and any changes in government laws and regulations. In addition, our employee benefit plans hold a significant amount of equity securities. If the market values of these securities decline further, our pension expense and funding requirements would increase and, as a result, could materially affect our business.

Our funded and unfunded employee benefit plans are under-funded on a U.S. Generally Accepted Accounting Principles (“GAAP”) basis by $240. Any decrease in interest rates and asset returns, if and to the extent not offset by contributions, could increase our obligations under such plans. We are legally required to make contributions to the pension plans in the future, and those contributions could be material. The need to make these cash contributions will reduce the amount of cash that would be available to meet other obligations or the needs of our business.

One of our U.S. defined benefit plans was converted to a cash balance plan prior to 2006. Under the Pension Protection Act of 2006 (the “2006 PPA”), cash balance plans are generally not considered to be discriminatory if certain requirements are met; however, plans converted prior to the effective date of the 2006 PPA, such as ours, are not grandfathered under the act. While there has not been any guidance issued regarding cash balance plans converted prior to the effective date of the 2006 PPA, it is possible that our cash balance plan may need to be modified for the period prior to 2006. Such a requirement may increase our obligations under the plan, but there is insufficient information at this time to assess the potential impact.

Our majority shareholder’s interests may conflict with or differ from our interests.

Apollo beneficially owns substantially all of our common stock. In addition, representatives of Apollo comprise a majority of our directors. As a result, Apollo has the ability to substantially influence all matters that require shareholder approval, including the election of our directors and the approval of significant corporate transactions such as mergers, tender offers and the sale of all or substantially all of our assets. The interests of Apollo and its affiliates could conflict with or differ from our interests. For example, the concentration of ownership held by Apollo could delay, defer or prevent a change of control of our company or impede a merger, takeover or other business combination which may otherwise be favorable for us. Apollo may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Our headquarters are in Columbus, Ohio and we have European executive offices in Hoogvliet, Netherlands. Our major manufacturing facilities are primarily located in North America and Europe. As of December 31, 2008, we operated 36 domestic production and manufacturing facilities in 18 states and 58 foreign production and manufacturing facilities primarily in Australia, Belgium, Brazil, Canada, China, the Czech Republic, Finland, France, Germany, Italy, Korea, Malaysia, Netherlands, New Zealand, and the United Kingdom.

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

In addition, we have the ability to internally produce key intermediate materials such as formaldehyde, BPA, ECH, versatic acid, acrylic acid and gum rosin. This backward integration provides us with a cost advantage relative to our competitors and facilitates our adequacy of supply. These facilities are usually co-located with downstream resin manufacturing facilities they serve. As these intermediate materials facilities are often much larger than a typical resins plant, we can capture the benefits of manufacturing efficiency and scale by selling material that we do not use internally to third parties.

We believe our production and manufacturing facilities are well maintained and effectively utilized and are adequate to operate our business. Following are our more significant production and manufacturing facilities and executive offices:

Location	Nature of Ownership	Reporting Segment
Argo, IL*	Owned	Epoxy and Phenolic Resins
Barry, UK	Owned	Epoxy and Phenolic Resins
Deer Park, TX*	Owned	Epoxy and Phenolic Resins
Duisburg-Meiderich, Germany	Owned	Epoxy and Phenolic Resins
Iserlohn-Letmathe, Germany	Owned	Epoxy and Phenolic Resins
Lakeland, FL	Owned	Epoxy and Phenolic Resins
Louisville, KY	Owned	Epoxy and Phenolic Resins
Moerdijk, Netherlands*	Owned	Epoxy and Phenolic Resins
Norco, LA*	Owned	Epoxy and Phenolic Resins
Pernis, Netherlands*	Owned	Epoxy and Phenolic Resins
Wesseling, Germany	Leased	Epoxy and Phenolic Resins
Brimbank, Australia	Owned	Formaldehyde and Forest Products
Curitiba, Brazil	Owned	Formaldehyde and Forest Products
Edmonton, AB, Canada	Owned	Formaldehyde and Forest Products
Fayetteville, NC	Owned	Formaldehyde and Forest Products
Geismar, LA	Owned	Formaldehyde and Forest Products
Gonzales, LA	Owned	Formaldehyde and Forest Products
Hope, AR	Owned	Formaldehyde and Forest Products
Kitee, Finland	Owned	Formaldehyde and Forest Products
Leuna, Germany	Owned	Formaldehyde and Forest Products
Springfield, OR	Owned	Formaldehyde and Forest Products
St. Romuald, QC, Canada	Owned	Formaldehyde and Forest Products
Carpentersville, IL	Owned	Coatings and Inks
Forest Park, GA	Owned	Coatings and Inks
Kallo, Belgium**	Owned	Coatings and Inks
Maastricht, Netherlands	Owned	Coatings and Inks
Ribecourt, France	Owned	Coatings and Inks
Sant’ Albano, Italy	Owned	Coatings and Inks
Sokolov, Czech Republic	Owned	Coatings and Inks
Brady, TX	Owned	Performance Products
Columbus, OH†	Leased	Corporate and Other
Hoogvliet, Netherlands†	Leased	Corporate and Other

*	We own all of the assets at this location. The land is leased.
**	The assets at this location are owned, except the land and building, which are occupied pursuant to a lease.
†	Executive offices.

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

Sokolov, Czech Republic Groundwater Contamination

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

Environmental Damages to the Port of Paranagua, Brazil

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

Litigation Related to the Terminated Merger with Huntsman

On December 14, 2008, we entered into a settlement agreement and release with Huntsman and other parties concerning certain litigation matters related to the Agreement and Plan of Merger dated July 12, 2007, among us, Huntsman and Nimbus Merger Sub Inc. Under the settlement agreement, we paid Huntsman a $325 million termination fee, as required by the merger agreement. In addition, on a joint and several basis with certain affiliates of Apollo, we paid Huntsman $225 million, while reserving all rights with respect to reallocation of the payments to other affiliates of Apollo, and certain affiliates of Apollo paid Huntsman $200 million, while reserving all rights with respect to reallocation of the payments to certain other affiliates of Apollo. Finally, certain affiliates of Apollo purchased $250 million of Huntsman’s 7% convertible senior notes. Separately, pursuant to the settlement agreement, certain affiliates of Apollo agreed to provide $200 million of financing to us.

Under the terms of the settlement agreement and release, the parties obtained the dismissal with prejudice of (i) the lawsuit in the Delaware Chancery Court, (ii) our claims in New York against affiliates of Credit Suisse and Deutsche Bank, and (iii) Huntsman’s lawsuit in Texas State Court against certain affiliates of Apollo. A motion for summary judgment on Credit Suisse’s and Deutsche Bank’s third-party petition against the Apollo defendants in Montgomery County, Texas will be heard in 2009. We allowed our and the Apollo parties’ complaint against Huntsman filed in New York to lapse. Huntsman also agreed to cooperate with us in a shareholder action brought in New York by certain Huntsman shareholders. We agreed to cooperate with Huntsman in their Texas action against the banks, including by causing certain individuals to testify at trial if Huntsman so requests. The parties also agreed to release each other from all claims and actions that they have or may have against each other, other than claims arising out of ordinary course business commercial dealings and certain other specified matters.

Other Litigation

There have been no material developments during the fourth quarter of 2008 in the ongoing legal proceedings that are included in Note 13 in Item 8 of Part II of this Annual Report on Form 10-K.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter, no matters were submitted to a vote of security holders.

PART II

(dollars in millions, except per share data)

ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for our common stock. As of March 2, 2009, 82,556,847 common shares were held by our parent, Hexion LLC.

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

We have no compensation plans that authorize issuing our common stock to employees or non-employees. In addition, there have been no sales or repurchases of our equity securities during the past fiscal year. However, we have, in the past, issued equity awards that are denominated in the common units of our parent, Hexion LLC. As the awards were granted in exchange for service to us these awards are included in our consolidated financial statements. For a discussion of these equity plans see Note 17 in Item 8 and Item 11 of Part II and Part III, respectively, of this Annual Report on Form 10-K.

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

In conjunction with the Hexion Formation, we declared a dividend to our parent of $550, of which $523 was paid during 2005. The dividend was funded through proceeds that we received from issuing preferred stock and from amounts that we borrowed under our credit facility. $13 was paid in 2007 and $2 was paid in 2008. The remainder is expected to be paid as required by our parent through 2012.

ITEM 6 - SELECTED FINANCIAL DATA

	Year ended December 31,
	2008	2007(1)	2006(2)	2005(3)	2004(4)
	(dollars in millions, except per share data)
Statements of Operations:
Net sales	$6,093	$5,810	$5,205	$4,442	$2,019
Cost of sales	5,467	5,019	4,485	3,781	1,785

Gross profit	626	791	720	661	234

Selling, general and administrative expense	393	390	384	391	163
Terminated merger and settlement costs	1,027	—	—	—	—
Transaction costs	—	1	20	44	56
Integration costs	27	38	57	13	—
Other operating expense (income), net(5)	72	60	(27)	5	6

Operating (loss) income	(893)	302	286	208	9

Interest expense, net	304	310	242	203	117
Loss on extinguishment of debt	—	—	121	17	—
Other non-operating expense, net	7	15	3	16	5

Loss from continuing operations before income tax, earnings from unconsolidated entities and minority interest	(1,204)	(23)	(80)	(28)	(113)
Income tax (benefit) expense	(17)	44	14	48	—

Loss from continuing operations before earnings from unconsolidated entities and minority interest	(1,187)	(67)	(94)	(76)	(113)
Earnings from unconsolidated entities, net of taxes	2	4	3	2	—
Minority interest in net (income) loss of consolidated subsidiaries	(5)	(2)	(4)	(3)	8

Loss from continuing operations	(1,190)	(65)	(95)	(77)	(105)
Loss from discontinued operations(6)	—	—	(14)	(10)	—

Net loss	(1,190)	(65)	(109)	(87)	(105)
Accretion of redeemable preferred stock	—	—	33	30	—

Net loss available to common shareholders	$(1,190)	$(65)	$(142)	$(117)	$(105)

Dividends declared per common share	$—	$0.01	$6.12	$6.66	—

Cash Flows (used in) provided by:

Operating activities	$(632)	$174	$21	$171	$(32)
Investing activities	(134)	(335)	(277)	(354)	(20)
Financing activities	706	288	128	219	148

Balance Sheet Data (at end of period):
Cash and cash equivalents	$127	$199	$64	$183	$152
Short-term investments	7	—	—	—	—
Working capital(7)	390	508	367	467	433
Total assets	3,180	4,006	3,508	3,209	2,696
Total long-term debt	3,746	3,635	3,326	2,303	1,834
Total net debt(8)	3,725	3,521	3,328	2,158	1,698
Total liabilities and minority interest	5,398	5,392	4,922	3,769	3,005
Redeemable preferred stock	—	—	—	364	—
Total shareholder’s deficit	(2,218)	(1,386)	(1,414)	(924)	(309)

(1)	Includes data for the Orica A&R Acquisition and Arkema Acquisition since February 1, 2007 and November 1, 2007, their respective dates of acquisition.
(2)	Includes data for the Coatings Acquisition and the Inks Acquisition since January 31, 2006 and June 1, 2006, their respective dates of acquisition.
(3)	Includes data for Bakelite from its date of acquisition, April 29, 2005.
(4)	Includes data for Resolution Specialty from August 2, 2004 and for Borden Chemical from August 12, 2004, their respective dates of acquisition by Apollo.
(5)	Other operating income for the year ended December 31, 2006 includes net gains of $39 recognized primarily on the Brazilian Consumer Divestiture.
(6)

Loss from discontinued operations for the year ended December 31, 2006 reflects the Thermoplastics Divestiture. Loss from discontinued operations for the year ended December 31, 2005 reflects litigation settlements related to previously divested businesses.

(7)	Working capital is defined as current assets less current liabilities.
(8)	Net debt is defined as long-term debt plus short-term debt less cash and cash equivalents and short-term investments.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking and Cautionary Statements

Certain statements in this Annual Report on Form 10-K including, without limitation, statements made under the caption “Overview and Outlook,” are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, the management of Hexion Specialty Chemicals, Inc. (which may be referred to as “Hexion,” “we,” “us,” “our” or the “Company”) may from time to time make oral forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “will,” or “intend” or similar expressions. Forward-looking statements reflect our current views about future events and are based on currently available financial, economic and competitive data and on our current business plans. Actual results could vary materially depending on risks and uncertainties that may affect our markets, services, prices and other factors as discussed in Item 1A of Part I of this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission (SEC). Important factors that could cause actual results to differ materially from those contained in forward-looking statements include, but are not limited to: economic factors such as the current credit crises and economic downturn (and related impact on our liquidity) and an interruption in the supply of or increased pricing of raw materials due to natural disasters; competitive factors such as pricing actions by our competitors that could affect our operating margins; and regulatory factors such as changes in governmental regulations involving our products that lead to environmental and legal matters as discussed herein in Item 3 of Part I of this Annual Report on Form 10-K and our other filings with the SEC.

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

Our products are used in thousands of applications and are sold into diverse markets, such as forest products, architectural and industrial paints, packaging, consumer products and automotive coatings, as well as higher growth markets, such as composites, UV cured coatings and electrical laminates. Major industry sectors that we serve include industrial/marine, construction, consumer/durable goods, automotive, wind energy, aviation, electronics, architectural, civil engineering, repair/remodeling, graphic arts, and oil and gas field support. Key drivers for our business include general economic and industrial conditions, including housing starts, auto build rates and active gas drilling rigs. As is true for many industries, our financial results are impacted by the effect on our customers of economic upturns or downturns, as well as by the impact on our own costs to produce, sell and deliver our products. Our customers use most of our products in their production processes. As a result, factors that impact their industries have significantly affected our results.

Through our worldwide network of strategically located production facilities we serve more than 8,300 customers in 100 countries. Our global customers include leading companies in their respective industries, such as 3M, Ashland Chemical, BASF, Bayer, DuPont, GE, Halliburton, Honeywell, Huntsman, Louisiana Pacific, Owens Corning, PPG Industries, Sumitomo, Sun Chemicals, Valspar and Weyerhaeuser.

We believe that we have opportunities for growth through global product line management, as well as opportunities to increase our operational efficiencies, reduce fixed costs, optimize manufacturing assets and improve capital spending efficiency. We are focused on increasing our revenues, cash flows and profitability. We believe we can achieve these goals through the following strategies:

•

Utilize Our Integrated Platform Across Product Offerings. We have an opportunity to provide our customers with a broad range of resins products on a global basis as one of the world’s largest producers of thermosetting resins. We continue to refine our market strategy of serving as a global, comprehensive solutions provider to our customers rather than simply offering a particular product, selling in a single geography or competing on price. We also continue to review additional opportunities to transition our existing manufacturing capacity toward producing more specialty-oriented products, which deliver higher value to our customers and may generate additional sales and/or earnings compared to commodity-like resins.

•

Develop and Market New Products. We will continue to expand our product offerings through internal innovation, joint research and development initiatives with our customers and research partnership formations.

•

Expand Our Global Reach In Faster Growing Regions. We will continue to grow our business in the Asian-Pacific, Eastern European and Latin American markets, where the use of our products is increasing, while continuing to review opportunities in other global markets.

•

Increase Margins Through Focus on Operational Excellence. We will continue to improve our profitability by realizing cost savings opportunities as a result of the Hexion Formation and our other recently announced productivity savings programs.

Our business segments are based on the products that we offer and the markets that we serve. At December 31, 2008, we had four reportable segments: Epoxy and Phenolic Resins, Formaldehyde and Forest Products Resins, Coatings and Inks, and Performance Products. The major products of our reportable segments are as follows:

•	Epoxy and Phenolic Resins: epoxy resins and intermediates, composite resins, molding compounds, versatic acids and derivatives, phenolic specialty resins and epoxy coating resins

•	Formaldehyde and Forest Products Resins: forest products resins and formaldehyde applications

•	Coatings and Inks: polyester resins, alkyd resins, acrylic resins, vinylic resins and ink resins and additives

•	Performance Products: phenolic encapsulated substrates for oil field and foundry applications

Our organizational structure continues to evolve. We are continuing to refine our operating structure to link similar products more closely, minimize divisional boundaries and improve our ability to serve multi-dimensional common customers. These refinements, when complete may result in future changes to our reportable segments.

2008 Overview

•

Net sales increased 5% in 2008 as compared to 2007. Despite experiencing significant volatility in our raw material costs, we were able to pass along increased costs in higher selling prices in several of our product lines.

•

As a percent of sales, gross profit declined 4% in 2008 as compared to 2007. Gross profit percentage declined due to higher processing costs, including utilities and freight, and higher raw material prices that were not fully passed through to our customers. In late 2008, we experienced a dramatic decrease in volumes for most of our businesses, resulting in unabsorbed overhead costs of $23 due to the full or partial idling of many of our plants for an extended period in December. Further, three of our manufacturing facilities were shut down for over three weeks due to Hurricanes Ike and Gustav.

•

In December 2008 we settled litigation resulting from the proposed Huntsman merger. We incurred $1,027 of Terminated merger and settlement costs, which included the write-off of previously deferred acquisition costs, legal fees and $750 in litigation settlement related to the terminated Huntsman merger, of which $200 represents the non-cash push-down of settlement costs paid by Apollo. For further details, see Note 3 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

•

At December 31, 2008, we have targeted $119 of productivity savings to properly align our cost structure in response to the challenging economic environment. Included in our productivity savings are the final steps related to the Hexion Formation synergies as well as additional programs identified in 2008.

•

We are responding to dramatic changes in market conditions and reducing excess capacity as part of our ongoing synergy and productivity initiatives. We continually look for opportunities to reduce our cost structure, including exiting certain product lines. In 2008, we ceased production at five facilities in our Epoxy and Phenolic Resins, Formaldehyde and Forest Products Resins, and Coatings and Inks segments.

•

We are expanding in markets in which we expect opportunities for growth. We are constructing a formaldehyde and forest products resins manufacturing complex to serve the engineered wood products market in southern Brazil. We entered into a joint venture to construct a forest products resins manufacturing facility in Russia, which we expect to be operational in April 2009. We are also expanding manufacturing facilities in our oil field technology business, which is included in our Performance Products segment.

2009 Outlook

Our business is impacted by general economic and industrial conditions, including housing starts, automotive builds, oil and natural gas drilling activity and general industrial production. Our business has both geographic and end market diversity which reduces the impact of any one of these factors on our overall performance. During the fourth quarter of 2008, we experienced a dramatic decrease in volumes for most of our businesses. In response, we idled many of our plants for an extended period in December. Based on current operating trends in the first quarter of 2009, we expect first quarter volumes and operating margins to be in line with the fourth quarter of 2008. We expect the current global economic recession and financial conditions, including disruption in the credit markets, to negatively affect our business for much of 2009. Specifically, we anticipate that continued weakness in housing markets in the U.S. and internationally will impact our volume, primarily for our forest products resins, which is included in our Formaldehyde and Forest Products Resins segment, and our phenolic specialty resins, epoxy coating, polyester and acrylic resin product lines, which are included in our Epoxy and Phenolic Resins, and Coatings and Inks segments. We also anticipate that continued weakness in automotive build rates in North America and Europe will continue to exert downward volume pressure on certain product lines that are included in our Epoxy and Phenolic Resins, Coatings and Inks, and Performance Products segments. However, we expect continued strength in energy exploration as well as alternative energy markets which should have positive impacts on volumes in our Performance Products, and Epoxy and Phenolic Resins segments. We also expect that despite slowing Latin American economies, increased demand in the Latin American wood markets should have positive impacts on our Formaldehyde and Forest Products Resins segment.

In the fourth quarter of 2008, we recognized a goodwill impairment charge of $10 in our Coatings and Inks segment due to continued weakness in the housing and construction markets and competitive pressures, resulting in lower future reporting unit earnings and cash flows than previously projected. If the global economic environment continues to weaken or remains slow for an extended period of time, the fair value of our reporting units could be more adversely affected than we estimated in our analysis of reporting unit fair values at December 31, 2008. This could result in additional goodwill or other asset impairments.

Although we expect raw material cost volatility to continue because of volatile pricing of key feedstocks, we anticipate gradual declines in certain raw material and commodity costs through the first half of 2009, which will positively impact our business. Over the past two years we have faced dramatic raw material inflation. While raw material costs have been volatile and difficult to forecast, we believe that moderating raw material costs will lower our input costs and help us gradually increase gross margins and lower our working capital in 2009. However, anticipated continuing weak demand may place further pressure on pricing in certain markets. To help mitigate raw material volatility, we have purchase and sale contracts with many of our vendors and customers that contain periodic price adjustment mechanisms. Due to differences in the timing of pricing mechanism trigger points between our sales and purchase contracts, there is often a lead-lag impact during which margins are negatively impacted in the short term when raw material prices increase and are positively impacted in the short term when raw material prices fall.

During the first quarter of 2009, we closed an inks resins facility in our Coatings and Inks segment as we continue to react to the weakened economic environment. As market conditions shift in the future, we will continue to assess the locations and number of our manufacturing facilities.

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

Raw materials comprise approximately 75% of our cost of sales. The three largest raw materials used in our production processes are phenol, methanol and urea. These materials represent almost half of our total raw material costs. Fluctuations in energy costs, such as volatility in the price of crude oil and related petrochemical products, as well as the cost of natural gas have caused increased utility costs and volatility in our raw material costs. Compared to the 2007 average prices, the average prices of phenol, methanol, and urea increased by approximately 2%, 14% and 53%, respectively, in 2008. In 2007 the average prices of phenol, methanol and urea increased by approximately 7%, 14% and 45%, respectively, compared to the average prices in 2006. Passing through raw material price changes can result in significant variances in sales comparisons from year to year. In 2008, 2007 and 2006, we had a favorable impact on sales from passing through raw material price increases to our customers.

Results of Operations

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in millions)

	2008	2007	2006
Net sales	$6,093	$5,810	$5,205
Cost of sales	5,467	5,019	4,485

Gross profit	626	791	720
Gross profit as a percentage of net sales	10%	14%	14%
Selling, general and administrative expense	393	390	384
Terminated merger and settlement costs	1,027	—	—
Transaction costs	—	1	20
Integration costs	27	38	57
Other operating expense (income), net	72	60	(27)

Operating (loss) income	(893)	302	286
Operating (loss) income as a percentage of net sales	(15)%	5%	5%
Interest expense, net	304	310	242
Loss on extinguishment of debt	—	—	121
Other non-operating expense, net	7	15	3

Total non-operating expenses	311	325	366

Loss from continuing operations before income tax, earnings from unconsolidated entities and minority interest	(1,204)	(23)	(80)
Income tax (benefit) expense	(17)	44	14

Loss from continuing operations before earnings from unconsolidated entities and minority interest	(1,187)	(67)	(94)
Earnings from unconsolidated entities, net of taxes	2	4	3
Minority interest in net income of consolidated subsidiaries	(5)	(2)	(4)

Loss from continuing operations	(1,190)	(65)	(95)
Loss from discontinued operations	—	—	(14)

Net loss	(1,190)	(65)	(109)
Accretion of redeemable preferred stock	—	—	33

Net loss available to common shareholders	$(1,190)	$(65)	$(142)

Net Sales

In 2008, net sales increased by $283, or 5%, compared with 2007. Acquisitions, net of divestitures, added $158 in incremental net sales while pricing and favorable product mix added $505. Raw material driven price increases in forest products resins and formaldehyde, specialty epoxies, phenolic specialty resins, versatics, coatings and foundry product lines as well as higher prices and favorable product mix in our epoxies business contributed to the higher net sales. Volume declines in forest products resins and formaldehyde, phenolic specialty resins, base epoxies and intermediates, versatics, coatings, inks resins and foundry product lines negatively impacted sales by $564. These declines were primarily a result of the weak housing and automotive markets driven by the economic recession and credit crisis, as well as by increased competition and raw material shortages in certain product lines. The volume declines were partially offset by higher volumes in our oil field products and specialty epoxies. In addition, net favorable currency translation of $184 contributed to the sales increase primarily as a result of the strengthening of the euro and Brazilian real against the U.S. dollar.

In 2007, net sales increased by $605, or 12% compared with 2006. Acquisitions, net of divestitures added $222 in incremental net sales while pricing and favorable product mix added $416. Raw material driven price increases in forest products resins and formaldehyde, coatings and phenolic specialty resins product lines as well as higher prices and favorable product mix in our epoxies business contributed to the higher net sales. Volume declines in several of our product lines, including certain epoxy resins and intermediates, North American forest products resins, coatings, inks resins, U.S. phenolic specialty resins and foundry, negatively impacted sales by $279. These declines were primarily driven by soft North American housing and automotive markets in 2007, as well as increased competition in certain product lines. The volume declines were partially offset by higher volumes in our oil field products, international forest products resins, and our European phenolic specialty resins and specialty epoxies businesses. In addition, a net favorable currency translation of $246 contributed to the sales increase as a result of the strengthening of the euro, Canadian dollar and Brazilian real against the U.S. dollar.

Gross Profit

In 2008, gross profit declined by $165 compared with 2007. As a percentage of sales, gross profit declined 4%. Gross profit was negatively impacted by the timing of raw material price increases that were not fully passed through to our customers. Also contributing to the decrease were higher processing costs, including utilities and freight, that were not passed through to customers. In late 2008, we experienced a dramatic decrease in volumes for most of our businesses which resulted in unabsorbed overhead costs due to the full or partial idling of many of our plants for an extended period in December. Due to the higher raw material costs, higher processing costs, and lower production in the fourth quarter of 2008, lower of cost or market reserves on our inventory balances at December 31, 2008 also negatively impacted gross profit. Hurricanes Ike and Gustav negatively impacted gross profit by $10, net of insurance recoveries to date, from business interruption losses and incremental expenses, including higher freight costs, plant down time and plant damages. These decreases were partially offset by the impact of net acquisitions, higher prices in certain of our product lines and synergies that we realized from the Hexion Formation.

In 2007, gross profit increased by $71, or 10%, compared with 2006. As a percentage of sales, gross profit remained consistent with 2006 at 14%. The gross profit increase was due to the impact of acquisitions, higher prices in certain of our product lines and synergies that we realized from the Hexion Formation; partially offset by rising raw material costs, the impact of lower volumes across several product lines and unplanned plant outages in our Epoxy and Phenolic Resins segment.

Operating Income

In 2008, operating income declined by $1,195 compared with 2007. The primary driver of the decrease was Terminated merger and settlement costs of $1,027 in 2008, which included the write-off of previously deferred acquisition costs, legal fees and $750 in litigation settlement related to the terminated Huntsman merger, of which $200 represents the non-cash push-down of settlement costs paid by Apollo. In addition, operating income was negatively impacted by the decrease in gross profit as discussed above. Selling, general and administrative expenses increased $3, but as a percentage of sales declined slightly. Integration costs decreased by $11, as we incurred significantly higher costs in 2007 to implement a single, company-wide, management information and accounting system. In addition, Other operating expense, net increased by $12 primarily due to an increase in business realignment costs, a charge of $10 for goodwill impairments in our Coatings and Inks segment, and a charge for intangible asset impairment of $8 in 2008, partially offset by lower asset impairment charges on closing facilities and lower net foreign exchange losses in 2008.

In 2007, operating income increased by $16, or 6%, compared with 2006. As a percentage of sales, operating income remained consistent with 2006 at 5%. The increase in operating income was driven primarily by the increase in gross profit as discussed above. Also contributing to the increase was a reduction in Transaction costs of $19. We wrote-off deferred IPO costs and incurred costs for terminated acquisition activities in 2006, while no such costs were incurred in 2007. In addition, Integration costs were lower by $19. In 2006 we incurred higher redundancy and plant rationalization costs and higher incremental administrative costs associated with integration activities than in 2007. These decreases were partially offset by an increase in Other operating expense, net of $87, principally caused by the absence in 2007 of a $39 gain recognized in 2006 primarily from the Brazilian Consumer Divestiture and increased costs in 2007 for impairments due to plant closures of $20 and business realignments of $23. Selling, general and administrative expenses increased as a result of recent acquisitions and support of organic growth, but remained unchanged as a percentage of sales.

Non-Operating Expenses

In 2008, total non-operating expenses declined by $14, compared with 2007. Other non-operating expense, net decreased by $8, due to higher net derivative gains in 2008 as compared to 2007, partially offset by higher net realized and unrealized foreign exchange losses in 2008 as compared to 2007. Interest expense, net decreased by $6 as a result of lower interest rates.

In 2007, total non-operating expenses decreased by $41, or 11%, compared with 2006. The decrease was primarily due to the absence in 2007 of a $121 loss on extinguishment of debt that was incurred in 2006 as a result of debt refinancing and recapitalizations. The decrease was partially offset by an increase in net interest expense of $68 from 2006 as a result of higher average debt levels. Other non-operating expense, net increased by $12 primarily due to lower unrealized foreign exchange gains in 2007 as compared to 2006.

Income Tax (Benefit) Expense

In 2008, income tax expense decreased by $61 to a benefit of $17. An increase in pre-tax losses from world wide operations, the recognition of a tax benefit associated with a federal tax refund, and a decrease in the amount of unrecognized tax benefits (including accruals for interest and penalties) for settlements with various taxing authorities were the primary drivers for this decrease. These benefits were partially offset by expenses that have been determined non-deductible for tax purposes. These items include the $200 non-cash push-down of settlement costs paid by Apollo and increases in unrecognized tax benefits related to various intercompany transaction costs.

In 2007, income tax expense increased by $30 compared with 2006. This is due to higher taxes from increased earnings in foreign operations, partially offset by a tax benefit recognized for an enacted reduction in the German income tax rate and a decrease in the state domestic valuation allowance for tax law changes in Texas.

Loss from Discontinued Operations

In 2006, we sold Taro Plast in the Thermoplastics Divestiture. Taro Plast was formerly reported in the Epoxy and Phenolic Resins segment. Accordingly, Taro Plast is reported as a discontinued operation for all periods presented. In 2006, Loss from discontinued operations also included an impairment charge of $13 for the amount by which the carrying value of the net assets of Taro Plast exceeded the estimated fair value of the business, less estimated costs to sell.

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

	Year Ended December 31,
	2008	2007	2006
Net Sales to Unaffiliated Customers (1)(2)(3):
Epoxy and Phenolic Resins	$2,432	$2,370	$2,114
Formaldehyde and Forest Products Resins	2,033	1,776	1,524
Coatings and Inks	1,248	1,332	1,255
Performance Products	380	332	312
Segment EBITDA (2)(3):
Epoxy and Phenolic Resins	$192	$334	$283
Formaldehyde and Forest Products Resins	194	177	149
Coatings and Inks	35	81	78
Performance Products	90	73	59
Corporate and Other	(50)	(54)	(45)

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.
(2)

Net sales and Segment EBITDA include the results of the Coatings Acquisition, Inks Acquisition, Orica A&R Acquisition and Arkema Acquisition from January 31, 2006, June 1, 2006, February 1, 2007 and November 1, 2007, respectively, and exclude the results from the Brazilian Consumer Divestiture since March 31, 2006.

(3)	Certain of the Company’s product lines have been realigned, resulting in reclassifications between segments. Prior period balances have been reclassified to conform to current presentations.

2008 vs. 2007 Segment Results

The table below provides additional detail of the percentage change in sales by segment from 2007 to 2008.

	Volume	Price/Mix	Currency Translation	Acquisitions/ Divestitures	Total
Epoxy and Phenolic Resins	(6)%	5%	4%	—	3%
Formaldehyde and Forest Product Resins	(15)%	18%	1%	10%	14%
Coatings and Inks	(15)%	5%	5%	(1)%	(6)%
Performance Products	12%	2%	—	—	14%

Epoxy and Phenolic Resins

Net sales in 2008 increased by $62, or 3%, as compared to 2007. Product mix, the pass through of higher raw material costs, and selected pricing improvement initiatives added $106 to sales. Volume declines of $143 negatively impacted sales. The volume declines were primarily attributable to our base epoxies and specialty phenolics businesses. The declines in these businesses were attributable to the decline in the North American automotive and housing markets, continued softening of construction and automotive markets in much of Europe and competitive pricing pressures. Versatics volumes were negatively impacted by a shortage of certain raw materials. The global economic slowdown had a dramatic impact on our volumes in the fourth quarter and resulted in the idling of many of our plants for an extended period of time in December. These volume declines were partially offset by an increase in our specialty epoxies volume. Foreign currency translation had a positive impact of $99 as the euro strengthened against the U.S. dollar in 2008.

Segment EBITDA in 2008 declined by $142 to $192, compared to 2007. The decrease was primarily in our base epoxies and intermediates business due to increased raw material costs of $66 and utility costs of $41 that we did not fully pass through to our customers as there was overcapacity in the base epoxies and intermediates markets. Volume declines, as discussed above, also contributed to the decrease. Segment EBITDA was negatively impacted by $18 as a result of force majeures declared in February and November 2008 due to shortages of certain raw materials used in our versatics production. The shutdown of many of our plants for an extended period of time in December negatively impacted Segment EBITDA by $21 as overhead costs at those plants were expensed during the shutdown period. In addition, Hurricanes Ike and Gustav negatively impacted Segment EBITDA by $8, net of insurance recoveries, due to business interruption losses and incremental expenses, including higher freight costs, plant down time and plant damages.

Formaldehyde and Forest Products Resins

Net sales in 2008 increased by $257, or 14%, as compared to 2007. The impact of acquisitions added $172 to net sales. Pricing contributed $332 to sales as we were able to pass through higher raw material costs to our customers. Lower volumes negatively impacted sales by $262. The volume decrease primarily occurred in our North American forest products resins business due to the decline in the North American housing construction market. Our North American formaldehyde volume was also negatively impacted in 2008 by an extended customer shutdown and by Hurricane Gustav. Favorable currency translation of $15 contributed to higher sales as the euro and the Brazilian real strengthened against the U.S. dollar in 2008.

Segment EBITDA in 2008 increased by $17, to $194, as compared to 2007. The impact of acquisitions added $30 to Segment EBITDA in 2008, which more than offset the volume declines discussed above. In addition, Hurricane Gustav negatively impacted Segment EBITDA by $2, net of insurance recoveries, due to business interruption losses and incremental expenses, including higher freight costs, plant down time and plant damages. These decreases were partially offset by incremental purchasing productivity and favorable foreign currency translation.

Coatings and Inks

Net sales in 2008 decreased by $84 compared to 2007. The closure of our alkyds facilities in Europe accounted for a decrease of $14 in sales. Volume declines of $201 negatively impacted sales. Coatings volume declines were primarily attributable to the downturn in the North American housing construction market and the slowing housing construction markets in much of Europe. Inks resins volumes declined due to weakening demand coupled with competitive pressures and our exit from certain low margin product lines. In addition, the global economic slowdown negatively impacted our volumes in the fourth quarter and resulted in the shutdown of several of our plants for an extended period of time in December. Pricing contributed $61 to sales as we were able to pass through certain raw material price increases. Favorable currency translation added $70 to sales, primarily due to the strengthened euro against the U.S. dollar in 2008.

Segment EBITDA in 2008 declined by $46, to $35, as compared to 2007. The decrease was primarily the result of the volume declines and competitive market pressures, as discussed above, and increasing raw material and utility costs that we were unable to pass through to our customers.

Performance Products

Net sales in 2008 increased by $48, or 14%, as compared to 2007. Volume increases contributed $42 to sales, driven by strong demand for our oil field products due to increased North American drilling activities. This volume increase was partially offset by declines in foundry volumes resulting from decreased demand in the North American automotive sector. Pricing added $6 to sales, driven by the pass through of raw material price increases in our foundry business.

Segment EBITDA in 2008 increased by $17, to $90, as compared to 2007. The increase was primarily driven by the effect of volume increases in our oil field technology products and our focus on cost saving initiatives.

Corporate and Other

Corporate and Other is primarily corporate general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions as well as legacy company costs not allocated to continuing segments. Corporate and Other charges decreased by $4 to $50, as compared to 2007, primarily due to decreased compensation related costs.

2007 vs. 2006 Segment Results

The table below provides additional detail of the percentage change in sales by segment from 2006 to 2007.

	Volume	Price/Mix	Currency Translation	Acquisitions/ Divestitures	Total
Epoxy and Phenolic Resins	(3)%	10%	5%	—	12%
Formaldehyde and Forest Product Resins	(6)%	9%	4%	10%	17%
Coatings and Inks	(9)%	4%	5%	6%	6%
Performance Products	(1)%	7%	—	—	6%

Epoxy and Phenolic Resins

Net sales increased in 2007 by $256, or 12%, compared to 2006. Lower volumes in our base epoxies, intermediates and U.S. phenolic specialty resins businesses negatively impacted sales by $64, primarily due to the decline in the North American automotive and housing markets. These volume decreases were partially offset by demand in the wind energy and European construction end markets, which drove increased demand for our specialty epoxies and phenolic specialty resins in Europe. Favorable product mix resulting from the increased specialty epoxies and phenolic specialty resins volumes discussed above, the pass through of higher raw material costs to customers and selected pricing improvement initiatives contributed $202 to sales across all product lines. Foreign currency translation had a positive impact of $118 as the euro strengthened against the U.S. dollar in 2007.

Segment EBITDA increased in 2007 by $51, to $334, compared to 2006. The increase is primarily due to the impact of the favorable product mix and pricing strategies discussed above. The realization of synergies related to the Hexion Formation also contributed to the increased Segment EBITDA. However, these increases were partially offset by longer downtime than expected for planned plant maintenance as well as by certain unplanned outages, which primarily occurred in the fourth quarter of 2007. We incurred additional expense of $11 in 2007 compared to 2006 for planned plant maintenance. The impact of the unplanned outages in the fourth quarter of 2007 negatively impacted Segment EBITDA by $9 due to additional costs and unabsorbed overhead.

Formaldehyde and Forest Products Resins

Net sales increased in 2007 by $252, or 17%, compared to 2006. The impact of acquisitions, net of a divestiture, added $146 to sales. Sales increased $140 as commercial contracts allowed the pass through of higher raw material costs to our customers in our forest products resins and formaldehyde businesses. Lower volumes negatively impacted sales by $96. The volume decrease primarily occurred in our North American forest products resins business due to the decline in the North American housing construction market. This volume decrease was partially offset by higher volumes in our international forest products resins businesses due to market growth in certain regions. Favorable currency translation of $62 also contributed to higher sales as the euro, Canadian dollar and the Brazilian real strengthened against the U.S. dollar in 2007.

Segment EBITDA increased in 2007 by $28 to $177, compared to 2006. The net impact of acquisitions and a divestiture added $17 to Segment EBITDA in 2007. Volume improvements in our international businesses coupled with favorable currency translation also contributed to the increase.

Coatings and Inks

Net sales increased in 2007 by $77, or 6%, compared to 2006. Net acquisitions added $76 of sales in 2007. Pricing added approximately $50 to sales due to pricing improvement initiatives in our coatings and inks resins businesses and the pass through of raw material price increases primarily in the coatings business. The price increases were more than offset by lower volumes, which negatively impacted sales by $115. Coatings volumes declined due to the downturn in the North American housing construction market, while inks resins volumes declined, primarily in North America, due to competitive pressures. Favorable currency translation added $66 to sales, primarily due to the strengthened euro against the U.S. dollar in 2007.

Segment EBITDA increased by $3, to $81, compared to 2006. The increase is primarily due to the effects of the acquisitions and the pricing improvement initiatives, offset by the decline in volumes, as discussed above.

Performance Products

Net sales increased in 2007 by $20, or 6%, compared to 2006. Pricing initiatives, favorable sales mix and the pass through of raw material price increases to customers added $24 of sales. Volume declines negatively impacted sales by $4 compared to 2006, driven by declines in foundry volumes resulting from decreased demand in the North American automotive sector. This decline was nearly offset by volume improvement in our oil field business as a result of increased U.S. natural gas drilling activities in 2007 and increased production capacity from our new Canadian production facility.

Segment EBITDA in 2007 increased by $14, to $73, compared to 2006. The increase was driven by the effect of volume increases in our oil field business. In addition, we were able to offset the Segment EBITDA impact of volume declines in our foundry business with cost control measures.

Corporate and Other

Corporate and Other charges increased by $9, to $54, compared to 2006 primarily due to increased headcount and outside consulting to support business growth, the Sarbanes-Oxley internal control compliance initiative and the establishment of a European shared services center in 2007. In addition, 2006 included a $2 insurance recovery related to Hurricane Katrina.

Reconciliation of Segment EBITDA to Net Loss

	Year Ended December 31,
	2008	2007	2006
Segment EBITDA:
Epoxy and Phenolic Resins	$192	$334	$283
Formaldehyde and Forest Products Resins	194	177	149
Coatings and Inks	35	81	78
Performance Products	90	73	59
Corporate and Other	(50)	(54)	(45)
Reconciliation:
Items not included in Segment EBITDA
Terminated merger and settlement costs	(1,027)	—	—
Transaction costs	—	(1)	(20)
Integration costs	(27)	(38)	(57)
Non-cash charges	(26)	(54)	(22)
Unusual items:
Gain on divestitures of assets	5	8	39
Purchase accounting effects/inventory step-up	—	(1)	(3)
Discontinued operations	—	—	(14)
Business realignments	(41)	(21)	2
Derivative settlements	(37)	—	—
Other	(8)	(17)	(10)

Total unusual items	(81)	(31)	14

Total adjustments	(1,161)	(124)	(85)
Interest expense, net	(304)	(310)	(242)
Loss on extinguishment of debt	—	—	(121)
Income tax benefit (expense)	17	(44)	(14)
Depreciation and amortization	(203)	(198)	(171)

Net loss	$(1,190)	$(65)	$(109)

Items not included in Segment EBITDA

Terminated merger and settlement costs primarily represented accounting, consulting, tax and legal costs related to the terminated Huntsman merger and related litigation, including the $550 payment to Huntsman to terminate the merger and settle litigation and the non-cash push-down of settlement costs paid by Apollo of $200. Terminated merger and settlement costs also include the write-off of previously deferred acquisition costs.

In 2006, Transaction costs primarily represented the write-off of deferred accounting, legal and printing costs as the result of the Company’s suspension of its IPO, as well as costs from terminating acquisition activities.

Integration costs primarily represented redundancy and incremental administrative costs for integration programs as a result of the Hexion Formation and other acquisitions, as well as costs to implement a single, company-wide, management information and accounting system and a new consolidations and financial reporting system.

Non-cash charges primarily represented stock-based compensation expense, impairments of property, plant and equipment and unrealized derivative and foreign exchange gains and losses. In 2008, Non-cash charges also included accelerated depreciation on closing facilities and goodwill and intangible asset impairment charges.

Not included in Segment EBITDA are certain non-cash and certain non-recurring income or expenses that are deemed by management to be unusual in nature. For 2008, these items consisted of business realignment costs, derivative settlements, realized foreign exchange gains and losses, management fees, a gain on the sale of a portion of the Company’s ownership in HA-International, LLC (“HAI”), and a gain on the sale of certain assets of a non-core product line. For 2007, these items consisted of gains on sale of assets, a gain on the sale of a portion of the Company’s ownership in HAI, business realignment costs, income related to the European solvent coating resins business (the “announced Alkyds Divestiture”), management fees, realized foreign currency activity and costs to settle a lawsuit. For 2006, these items primarily consisted of a gain recognized on the Brazilian Consumer Divestiture, a charge related to the discontinued operations of Taro Plast, business realignments, and the Alkyds Divestiture.

Liquidity and Capital Resources

Sources and Uses of Cash

We are a highly leveraged company. Our primary sources of liquidity are cash flows generated from operations and availability under our senior secured credit facilities. Our primary liquidity requirements are interest and capital expenditures. In addition, over the next two years, we will have synergy and productivity program-related obligations, and unpaid legal and other fee obligations related to the terminated Huntsman merger.

At December 31, 2008, we had $3,859 of debt, including $113 of short-term debt and capital lease maturities (of which approximately $60 is U.S. short-term debt and capital lease maturities). In addition, at December 31, 2008, we had $418 in liquidity including $121 of unrestricted cash and cash equivalents, $7 of short-term investments, $42 of borrowings available under our senior secured revolving credit facilities, $48 of borrowings available under additional credit facilities at certain domestic and international subsidiaries with various expiration dates through 2011, and a $200 financing commitment from Apollo.

As further described in Item 3 of this Annual Report on Form 10-K, pursuant to the Huntsman settlement agreement and release, certain affiliates of Apollo agreed to make a $200 investment in us. Certain affiliates of Apollo have entered into a commitment letter with us and Hexion LLC pursuant to which they committed to purchase $200 in preferred units and warrants of Hexion LLC by December 31, 2011. Prior to the purchase of all the preferred shares and warrants, certain affiliates of Apollo have committed to provide liquidity facilities to Hexion LLC or us on an interim basis. The aggregate liquidity facilities outstanding, together with the purchase price for any purchased preferred shares and warrants, will at no time exceed $200. In connection therewith, on March 3, 2009, certain affiliates of Apollo extended a $100 term loan to us and an affiliate of the Company (the “Term Loan”). The Term Loan was fully funded on March 6, 2009 and will mature on December 31, 2011 with interest at adjusted LIBOR plus 2.25% per annum.

We are facing increased pressure from vendors to reduce payment terms due to the current credit environment. We are closely monitoring the credit quality of our customers and have focused on receivable collections to offset a portion of the payment term pressure by offering incentives to customers to encourage early payment. In the fourth quarter of 2008, we entered into accounts receivable purchase and sale agreements to sell a portion of our trade accounts receivable. As of December 31, 2008, through these agreements, we effectively accelerated the timing of cash receipts on $35 of our receivables. During the second half of 2008, we drew down on a significant portion of our senior secured revolving credit facilities to ensure availability of funds during the current disruption in the credit markets.

During the fourth quarter of 2008, we experienced a dramatic decrease in volumes for most of our businesses. In response, we instituted full or partial idling of many of our plants for an extended period in December. Volumes have begun to slowly recover from the December lows in early 2009 prompting us to begin a slow and measured reopening of our idled facilities. However, we anticipate the downturn in the global economy will continue for 2009 resulting in continued pressure on earnings and cash flows. As a result, we are budgeting only $111 in capital expenditures with a focus on completion of the Brazilian plant in our Formaldehyde and Forest Products Resins segment and projects to ensure improved safety of our employees and compliance with environmental laws and regulations. We are targeting $119 in productivity savings. Most of the actions to obtain these savings will have been initiated or completed within the next 18 months and will include an approximate 15% reduction in our worldwide staffing levels. The costs to achieve these savings, estimated at $44, will be funded from working capital. We will also continue to focus on working capital (defined as accounts receivable and inventories less accounts and drafts payable). Our working capital at December 31, 2008 was $679, a decrease of $80 from December 31, 2007.

Although we anticipate 2009 will be a challenging year, we expect we will have adequate liquidity to fund our ongoing operations and cash debt service obligations for the foreseeable future from cash flows provided by operating activities, amounts available for borrowings under our credit facilities and amounts available under the $200 investment commitment by Apollo. We are also investigating the sale of non-core assets to further increase our liquidity. Opportunity for these sales could depend to some degree on improvement in the credit markets. The continued soft demand for our products for an extended period of time due to global economic and financial conditions would negatively impact our liquidity, future results of operations and flexibility to execute liquidity enhancing actions.

On January 28, 2009, Standard & Poor lowered our corporate credit rating from “B-” to “CCC+” due to the impact of the deteriorating global economic and financial market conditions on our business. We do not expect this to have a significant impact on our liquidity.

Our Board of Directors has authorized the Company from time to time to retire or purchase a portion of our outstanding debt securities through cash purchases, in open market purchases, privately negotiated transactions or otherwise. Such repurchases will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Repurchases may be funded through available cash, borrowings from our credit facilities, and sales of accounts receivable or other liquidity sources.

See Terminated Huntsman Transaction Funding Requirements section for discussion of the impact of Huntsman litigation on our outlook for liquidity.

Following are highlights from our Consolidated Statements of Cash Flows for the years ended December 31:

	2008	2007	2006
Sources (uses) of cash:
Operating activities	$(632)	$174	$21
Investing activities	(134)	(335)	(277)
Financing activities	706	288	128
Effect of exchange rates on cash flow	(18)	8	9

Net change in cash and cash equivalents	$(78)	$135	$(119)

Operating Activities

In 2008, operations used $632. The net loss of $1,190 included $562 of non-cash and non-operating items, of which $211 was for depreciation and amortization (including amortization of deferred financing costs), $200 was for the non-cash push-down of shareholder expense related to the Huntsman litigation settlement, $101 was for the write-off of deferred acquisition costs paid in the prior year, $37 was for the settlement of derivatives, $33 was for the impairment of goodwill, intangible assets, and property, plant and equipment and accelerated depreciation, offset by $13 for the deferred tax benefit. Working capital (defined as accounts receivable and inventories less accounts and drafts payable) and changes in other assets and liabilities and income taxes payable used $4 due to one-time Terminated merger and settlement costs, increased pressure on vendor payment terms, and the timing of cash payments versus cash collections and expense recognition. These uses of cash were partially offset by decreased accounts receivable and inventories, which resulted from lower volumes and production, as well as decreasing raw material costs at the end of the year. Accounts receivable also decreased due to the sale of a portion of our trade accounts receivable.

In 2007, operations provided $174 of cash. The net loss of $65 included $247 of non-cash items, of which $205 was for depreciation and amortization (including amortization of deferred financing costs). Working capital decreased $8 as a $51 impact from increasing raw material prices was partially offset by working capital improvement initiatives. Changes in other assets and liabilities generated $33 as a result of timing of cash payments versus collections and expense recognition. Cash from operations related to taxes used $33. Tax cash payments of $84, of which $24 was paid to the Netherlands taxing authority for a settlement of a prior year’s tax audit, were partially offset by increases in the tax accrual due to higher taxes from increased earnings in foreign operations.

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

Investing Activities

In 2008, investing activities used $134. We spent $134 for capital expenditures, primarily for plant expansions and improvements. We generated cash of $13 from the divestiture of a non-core product line and the sale of a portion of the Company’s ownership in HAI. We used $7 for the purchase of short-term investments and $6 to fund a restricted cash requirement primarily for collateral for a subsidiary’s debt.

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

Financing Activities

In 2008, financing activities generated $706. Net short-term debt borrowings were $8 and net long-term debt borrowings were $163, primarily to fund working capital requirements and terminated merger and settlement costs. Our parent contributed $325 in equity so that we could pay the $325 merger termination fee and Apollo advanced $225, while reserving all rights with respect to reallocation of the payments to other affiliates of Apollo, so that we could make the $225 merger settlement payment. We paid $37 to settle portions of our cross currency and interest rate swaps and $2 to fund dividends that were declared on common stock in prior years. The consolidation of a variable interest entity that purchased a portion of our trade accounts receivable resulted in an inflow of $24.

In 2007, financing activities provided cash of $288. Net debt borrowings of $306 were used for acquisitions, working capital requirements and in-process acquisition funding needs. Payments of dividends on common stock were $13.

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

Terminated Huntsman Transaction Funding Requirements

As further described in Note 3 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, the proposed merger between Huntsman and us was terminated and related litigation was settled in December 2008 pursuant to a settlement agreement and release dated December 14, 2008. Under the settlement agreement and release, we paid Huntsman a $325 termination fee, as required by the merger agreement. In addition, on a joint and several basis with certain affiliates of Apollo, we paid Huntsman $225, while reserving all rights with respect to reallocation of the payments to other affiliates of Apollo, and certain affiliates of Apollo paid Huntsman $200, while reserving all rights with respect to reallocation of the payments to certain other affiliates of Apollo. Finally, certain affiliates of Apollo purchased $250 of Huntsman’s 7% convertible senior notes. Separately, pursuant to the settlement agreement, certain affiliates of Apollo agreed to provide $200 of financing to us. The parties also agreed to release each other from all claims and actions that they have or may have against each other, other than claims arising out of ordinary course business commercial dealings and certain other specified matters.

The $325 termination fee we paid to Huntsman was funded through a capital contribution from our parent, Hexion LLC. The $225 settlement payment we made was funded by an advance from certain affiliates of Apollo, while reserving all rights with respect to reallocation of the payments to other affiliates of Apollo. We are contractually obligated to reimburse Apollo for any insurance recoveries on the $225 settlement payment, net of expense incurred in obtaining such recoveries. Apollo has agreed that the payment of any such insurance recoveries will satisfy our obligation to repay amounts received under the $225 advance. We have recorded the $225 settlement payment advance as a long-term liability at December 31, 2008.

We have incurred significant expenses associated with the Huntsman merger litigation. We expect to have adequate liquidity to pay outstanding legal obligations in 2009. We continue to negotiate with our vendors who provided support during the transaction for discounts and extended payment terms. To the extent we receive discounts in the future, any adjustment to our liabilities will be reflected in the period in which any discounts are agreed to by our vendors.

Accounts Receivable Sales Agreement

In the fourth quarter of 2008, to improve cash flow, we entered into accounts receivable purchase and sale agreements to sell $55 of our trade accounts receivable to affiliates of Apollo on terms which management believes were more favorable to the Company than could have been obtained from another party. The agreements provided for the sale of receivables at a discount relative to the carrying value of the receivables in exchange for all interests in such receivables. We also were paid a fee to service the collection of the receivables on the purchasers’ behalf. Losses recorded on sales of accounts receivable were less than $1 for the year ended December 31, 2008. We have consolidated one of the Apollo affiliates as the Company is its primary beneficiary. At December 31, 2008, we have included $14 of Cash and cash equivalents, $10 of Accounts receivable, and $24 of Minority interest in our Consolidated Balance Sheet related to this entity.

Outstanding Debt

Following is a summary of our outstanding debt at December 31:

	2008	2007
Senior Secured Credit Facilities:
Revolving facility due 2011	$180	$—
Floating rate term loans due 2013	2,254	2,282
Senior Secured Notes:
Floating rate second-priority senior secured notes due 2014	200	200
9.75% Second-priority senior secured notes due 2014	625	625
Debentures:
9.2% debentures due 2021	115	115
7.875% debentures due 2023	247	247
8.375% sinking fund debentures due 2016	78	78
Other Borrowings:
Australian Multi-Currency Term/Working Capital Facility due 2011	50	69
Industrial Revenue Bonds due 2009	34	34
Capital Leases	15	12
Other	61	58

Total debt	$3,859	$3,720

Financial Instruments

Our various interest rate swap agreements are designed to offset cash flow variability from interest rate fluctuations on our variable rate debt. The notional amounts of the swaps change based on the expected payments on our term loans in order to maintain a fixed interest rate on approximately 50% to 60% of our total debt. As a result of the interest rate swaps, we pay a weighted average fixed rate equal to approximately 7.4% per year and receive a variable rate based on the terms of the underlying debt.

On January 1, 2008, we adopted the provisions of SFAS No. 157, Fair Value Measurements for assets and liabilities measured or disclosed at fair value on a recurring basis. See Item 7A – Quantitative and Qualitative Disclosures About Market Risk and Note 10 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for information on our financial instruments. Our most significant financial instruments measured at fair value on a recurring basis are our cross currency and interest rate swaps, which are measured at fair value using significant observable inputs (level 2).

The fair values of these instruments were determined based on an over-the-counter retail market based pricing model adjusted for nonperformance risk. These financial instruments are in liability positions at December 31, 2008, requiring us to incorporate our credit risk as a component of fair value. We calculated our credit risk adjustment by applying an imputed credit spread, based on the over-the-counter retail market price of our senior secured credit facility floating rate term loans at December 31, 2008, to the future cash flows of the financial instruments. This resulted in a $12 reduction to our financial instrument liabilities. A change in the interest rates used in the interest rate yield curve to determine fair value of our financial instruments of 1% would result in an approximate $12 change in fair value.

Covenant Compliance

The credit agreements that govern our indebtedness contain, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the senior secured credit facilities may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of representation or warranty, covenant defaults, events of bankruptcy and a change of control. Certain covenants contained in the credit agreement that governs our senior secured credit facilities and/or the indenture that govern our Second-Priority Senior Secured Notes (i) require us to have a senior secured debt to Adjusted EBITDA ratio and (ii) restrict our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet this ratio and a defined Adjusted EBITDA to Fixed Charges ratio. The Company’s ability to incur additional indebtedness and our ability to make future acquisitions requires us to have an Adjusted EBITDA to Fixed Charges ratio (measured on a last twelve months, or LTM, basis) of at least 2.0:1. Failure to comply with this covenant could limit our long-term growth prospects by hindering our ability to obtain future debt or make acquisitions.

Fixed Charges are defined as net interest expense excluding the amortization or write-off of deferred financing costs. Adjusted EBITDA is defined as EBITDA adjusted to exclude certain non-cash and certain non-recurring items. Adjusted EBITDA also includes expected future cost savings from business optimization programs, including those related to acquisitions, including the Hexion Formation, and other synergy and productivity programs. As we are highly leveraged, we believe that including the supplemental adjustments that are made to calculate Adjusted EBITDA provides additional information to investors about our ability to comply with our financial covenants and to obtain additional debt in the future. Adjusted EBITDA and Fixed Charges are not defined terms under GAAP. Adjusted EBITDA is not a measure of financial condition, liquidity or profitability and should not be considered as an alternative to net income (loss) determined in accordance with GAAP or operating cash flows determined in accordance with GAAP. Additionally, EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not take into account certain items such as interest and principal payments on our indebtedness, depreciation and amortization expense (because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue), working capital needs, tax payments (because the payment of taxes is part of our operations, it is a necessary element of our costs and ability to operate), non-recurring expenses and capital expenditures. Fixed Charges should not be considered an alternative to interest expense. At December 31, 2008, we were in compliance with all of the financial covenants and restrictions that are contained in the indentures that govern our notes and our senior secured credit facilities.

While we are currently in compliance with all of the terms of our outstanding indebtedness, including the financial covenants, if the downturn continues at current levels, we could fail to comply with the senior secured bank leverage ratio covenant in our senior secured credit facility. A failure to comply with our debt covenants could result in a default, which if not cured or waived, could have a material adverse effect on our business and financial condition. Our senior credit facility permits a default in our senior secured leverage ratio covenant to be cured by cash contributions to the Company’s capital from the proceeds of equity purchases or cash contributions to the capital of Hexion LLC, our parent company. The cure amount can be no greater than the amount required for purposes of complying with the covenant, and in each four quarter period, there must be one quarter in which the cure right is not exercised. Any amounts of Apollo’s $200 committed financing converted to equity to cure a default will reduce the amount of available financing remaining under the $200 financing. Based on our projections of 2009 operating results plus the $200 financing commitment from Apollo, we expect to be in compliance with all of the financial covenants and restrictions that are contained in the indentures that govern our notes and our senior secured credit facilities.

Year Ended December 31, 2008
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(1,190)
Income tax benefit	(17)
Interest expense, net	304
Depreciation and amortization expense	203

EBITDA	(700)
Adjustments to EBITDA:
Terminated merger and settlement costs(1)	1,027
Integration costs(2)	27
Non-cash items(3)	26
Unusual items:
Gain on divestitures of assets	(5)
Business realignments(4)	41
Derivative settlements(5)	37
Other(6)	24

Total unusual items	97

In process synergies and productivity program savings(7)	119

Adjusted EBITDA	$596

Fixed charges(8)	$247

Ratio of Adjusted EBITDA to Fixed Charges(9)	2.41

(1)

Primarily represents accounting, consulting, tax and legal costs related to the terminated Huntsman merger and related litigation, including the $550 payment to Huntsman to terminate the merger and settle litigation and the non-cash push-down of settlement costs paid by Apollo of $200. Also represents the write-off of previously deferred acquisition costs.

(2)

Primarily represents redundancy and incremental administrative costs associated with integration programs. Also includes costs to implement a single, company-wide management information and accounting system and a new consolidations and financial reporting system.

(3)

Includes non-cash charges for impairments of property and equipment and intangible assets, impairments of goodwill, accelerated depreciation, stock-based compensation and unrealized foreign exchange and derivative activity.

(4)	Represents plant rationalization, headcount reduction and other costs associated with business realignments.
(5)	Primarily represents derivative settlements on a portion of our cross currency and interest rate swaps.
(6)	Primarily includes pension expense related to formerly owned businesses, business optimization expenses, management fees and realized foreign currency activity.
(7)	Represents targeted productivity program savings.
(8)	The charges reflect pro forma interest expense based on interest rates at February 26, 2009.
(9)

We are required to have an Adjusted EBITDA to Fixed Charges ratio of greater than 2.0 to 1.0 to be able to incur additional indebtedness under our indenture for the Second Priority Senior Secured Notes. As of December 31, 2008, the Company was able to satisfy this covenant and incur additional indebtedness under this indenture.

Contractual Obligations

The following table presents our contractual cash obligations at December 31, 2008. Our contractual cash obligations consist of legal commitments at December 31, 2008 that require us to make fixed or determinable cash payments, regardless of the contractual requirements of the specific vendor to provide us with future goods or services. This table does not include information about most of our recurring purchases of materials used in our production; our raw material purchase contracts do not meet this definition since they generally do not require fixed or minimum quantities. Contracts with cancellation clauses are not included, unless a cancellation would result in a major disruption to our business. For example, we have contracts for information technology support that are cancelable, but this support is essential to the operation of our business and administrative functions; therefore, amounts payable under these contracts are included.

	Payments Due By Year
Contractual Obligations	2009	2010	2011	2012	2013	2014 and beyond	Total
Long-term debt, including current maturities	$112	$32	$240	$24	$1,636	$1,800	$3,844
Interest on fixed rate debt obligations (a)	147	140	101	100	99	353	940
Interest on variable rate debt obligations (b)	131	129	144	133	104	34	675
Capital lease obligations	1	1	1	1	7	4	15
Operating lease obligations	30	20	14	10	7	23	104
Purchase obligations (c)	133	89	75	32	24	94	447
Funding of pension and other postretirement obligations (d)	38	58	54	54	54	—	258

Total	$592	$469	$629	$354	$1,931	$2,308	$6,283

(a)	Includes variable rate debt subject to interest rate swap agreements.
(b)	Based on applicable interest rates in effect at December 31, 2008. Based on applicable interest rates at February 26, 2009, our interest on variable rate debt obligations would be $84 in 2009.
(c)	Purchase obligations are comprised of the fixed or minimum amounts of goods and/or services under long-term contracts and assumes that certain contracts are terminated in accordance with their terms after giving the requisite notice which is generally two to three years for most of these contracts; however, under certain circumstances, some of these minimum commitment term periods could be further reduced which would significantly decrease these contractual obligations.
(d)	Pension and other postretirement contributions have been included in the above table for the next five years. These amounts include estimated benefit payments to be made for unfunded foreign defined benefit pension plans as well as estimated contributions to our funded defined benefit plans. The assumptions used by our actuaries in calculating these projections includes a weighted average annual return on pension assets of approximately 6% for the years 2009 – 2013 and the continuation of current law and plan provisions. These estimated payments may vary based on the actual return on our plan assets or changes in current law or plan provisions. See Note 15 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for more information on our pension and postretirement obligations.

This table excludes payments for income taxes and environmental obligations since, at this time, we cannot determine either the timing or the amounts of payments beyond 2008. At December 31, 2008, we recorded unrecognized tax benefits and related interest and penalties of $78. We estimate that we will pay approximately $60 in 2009 for local, state and international income taxes none of which relate to settlements of unrecognized tax benefits. We expect environmental expenditures for 2009 through 2013 totaling $17. See Notes 13 and 18 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on 10-K for more information on these obligations.

Capital Expenditures

Our products are generally less capital intensive to manufacture than many other products in the chemical industry and, as a result, we have relatively low maintenance capital expenditures. We plan to spend approximately $111 on capital expenditures in 2009. We determined this amount through our budgeting and planning process, and it is subject to change at the discretion of our board of directors. We considered future product demand, existing plant capacity and external customer trends. This is a reduction from spending during the past years. Of these expenditures, we expect that approximately 60% will be used for maintenance and environmental projects. We plan to fund capital expenditures through operations and, if necessary, through available lines of credit. We have firm commitments for anticipated capital expenditures of $14 at December 31, 2008, which are included within the table presented above as part of Purchase obligations.

Asset Impairments

A goodwill impairment charge of $10 was recognized in our Coatings and Inks segment due to continued weakness in the housing and construction markets and competitive pressures, resulting in lower future reporting unit earnings and cash flows than previously projected. The amount of the charge was determined using a probability weighted market approach using EBITDA multiples and income approach using discounted cash flows. The entire goodwill balance in the Coatings and Inks segment has been impaired as the implied fair value of the reporting units’ goodwill in the Coatings and Inks segment was zero.

During the year ended December 31, 2008, we recorded an $8 charge in the Epoxy and Phenolic Resins segment for the impairment of tradenames from which cash flows are no longer generated.

Productivity Program Savings

At December 31, 2008, we have targeted $119 of productivity savings to properly align our cost structure in response to the challenging economic environment. Most of the actions to obtain these savings will have been initiated or completed within the next 18 months and will result in an approximate 15% reduction in our worldwide staffing levels. We expect to incur $44 of costs to achieve these savings, consisting of $28 for workforce reductions and $16 for other one-off projects. These costs will be funded through working capital.

Off Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2008.

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

Our most critical accounting policies, which reflect significant management estimates and judgment to determine amounts in our audited Consolidated Financial Statements, are as follows:

Environmental Remediation and Restoration Liabilities

Accruals for environmental matters are recorded when we believe that it is probable that a liability has been incurred and we can reasonably estimate the amount of the liability. We have accrued approximately $38 and $39 at December 31, 2008 and 2007, respectively, for all probable environmental remediation and restoration liabilities, which is our best estimate of these liabilities. Based on currently available information and analysis, we believe that it is reasonably possible that the costs associated with these liabilities may fall within a range of $25 to $72. This estimate of the range of reasonably possible costs is less certain than the estimates that we make to determine our reserves. To establish the upper limit of this range, we used assumptions that are less favorable to Hexion among the range of reasonably possible outcomes, but we did not assume that we would bear full responsibility for all sites to the exclusion of other potentially responsible parties.

Some of our facilities are subject to environmental indemnification agreements, where we are generally indemnified against damages from environmental conditions that occurred or existed before the closing date of our acquisition of the facility, subject to certain limitations.

Income Tax Assets and Liabilities and Related Valuation Allowances

At December 31, 2008 and 2007, we had valuation allowances of $626 and $360, respectively, against all of our net federal, state and some of our net foreign deferred income tax assets. The valuation allowances require an assessment of both negative and positive evidence, such as operating results during the most recent three-year period is given more weight than our expectations of future profitability, which are inherently uncertain. Our losses in the U.S. and certain foreign operations in recent periods represented sufficient negative evidence to require a full valuation allowance against our net federal, state and certain foreign deferred income tax assets. We intend to maintain a valuation allowance against the net deferred income tax assets until sufficient positive evidence exists to support the realization of such assets.

The calculation of our income tax liabilities involves dealing with uncertainties in the application of complex domestic and foreign income tax regulations. Unrecognized tax benefits are generated when there are differences between tax positions taken in a tax return and amounts recognized in the consolidated financial statements. Tax benefits are recognized in the consolidated financial statements when it is more likely than not that a tax position will be sustained upon examination. Tax benefits are measured as the largest amount of benefit that is greater than 50% likely to be realized upon settlement. To the extent we prevail in matters for which liabilities have been established, or are required to pay amounts in excess of our liabilities, our effective income tax rate in a given period could be materially impacted. An unfavorable income tax settlement would require the use of cash and result in an increase in our effective income tax rate in the year it is resolved. A favorable income tax settlement would be recognized as a reduction in the effective income tax rate in the year of resolution. At December 31, 2008 and 2007, we recorded unrecognized tax benefits and related interest and penalties of $78 and $37, respectively.

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

We believe the current assumptions used to estimate plan obligations and pension expense are appropriate in the current economic environment. However, as economic conditions change, we may change some of our assumptions, which could have a material impact on our financial condition and results of operations.

The following table presents the sensitivity of our projected pension benefit obligation (“PBO”), accumulated benefit obligation (“ABO”), shareholders’ deficit (“Deficit”) and 2009 pension expense to the following changes in key assumptions:

	Increase / (Decrease) at December 31, 2008			Increase / (Decrease)
	PBO	ABO	Deficit	2009 Expense
Assumption:
Increase in discount rate of 0.5%	(31)	(29)	26	(2)
Decrease in discount rate of 0.5%	34	31	(28)	3
Increase in estimated return on assets of 1.0%	N/A	N/A	N/A	(4)
Decrease in estimated return on assets of 1.0%	N/A	N/A	N/A	4

Impairment of Long-Lived Assets, Goodwill and Other Intangible Assets

As events warrant, we evaluate the recoverability of long-lived assets, other than goodwill and other indefinite-lived intangibles, by assessing whether the carrying value can be recovered over their remaining useful lives through the expected future undiscounted operating cash flows of the underlying business. Any impairment loss that may be required is determined by comparing the carrying value of the assets to their estimated fair value. Impairment indicators include a significant decrease in the market price of a long-lived asset, a significant adverse change in the manner in which the asset is being used or in its physical condition, a significant adverse change in legal factors or the business climate that could affect the value of a long-lived asset, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset, current period operating or cash flow losses combined with a history of operating or cash flow losses associated with the use of the asset, or a current expectation that more likely than not a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. As a result, future decisions to change our manufacturing process, exit certain businesses, reduce excess capacity, temporarily idle facilities and close facilities could result in material impairment charges. Our indefinite-lived intangibles, other than goodwill, are not material.

We perform an annual goodwill impairment test to assess whether the estimated fair value of each reporting unit is less than the carrying amount of the unit’s net assets. We use a probability weighted market and income approach to estimate the values of our reporting units. Our market approach is a comparable analysis technique commonly used in the investment banking and private equity industries based on the EBITDA multiple technique. Under this technique, estimated values are the result of a market based EBITDA multiple that is applied to an appropriate historical EBITDA amount, adjusted for the additional fair value that would be assigned by a market participant obtaining control over the reporting unit. Our income approach is a discounted cash flow model. In the fourth quarter of 2008, we recognized goodwill impairments in our Coatings and Inks segment. As of December 31, 2008, the fair value of each of our remaining reporting units exceeded the carrying amount of assets and liabilities assigned to each unit. A 10% decrease in the EBITDA multiple combined with a 10% increase in the interest rate used to calculate the discounted cash flows would not result in additional reporting units failing the first step of our goodwill impairment analysis.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. This statement establishes a standard definition of fair value, establishes a framework under generally accepted accounting principles to measure fair value and expands disclosure requirements for fair value measurements. On January 1, 2008, we adopted the provisions of SFAS No. 157 for assets and liabilities measured or disclosed at fair value on a recurring basis. We have not yet applied the provisions of SFAS No. 157 to our nonfinancial assets and liabilities measured on a non-recurring basis, in accordance with FSP 157-2, Effective Date of FASB Statement No. 157. SFAS No. 157 will be adopted for nonfinancial assets and liabilities measured on a non-recurring basis on January 1, 2009, and is not expected to have a material impact on our consolidated financial statements. Our major classes of nonfinancial assets and liabilities measured on a non-recurring basis include reporting units, long-lived assets and intangible assets measured at fair value for impairment assessment as well as assets and liabilities initially measured at fair value in a business combination.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, a revision to Statement No. 141. This statement establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets (including goodwill) acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement will require, among other things, more assets acquired and liabilities assumed to be measured at fair value at the acquisition date, liabilities related to contingent consideration to be remeasured at fair value at each subsequent reporting period, and an acquirer in pre-acquisition periods to expense all acquisition-related costs. In addition, the statement establishes guidance as to what information should be disclosed to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies to business combinations prospectively and will be effective for us on January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 applies retroactively and will be effective for us on January 1, 2009. Upon adoption of this statement, we expect to reclassify December 31, 2008 and 2007 Minority interest in consolidated subsidiaries of $39 and $12, respectively, to Shareholder’s Deficit in the Consolidated Statements of Shareholder’s Deficit and Comprehensive (Loss) Income. In addition, we expect to recast our Consolidated Statements of Operations so that Minority interest in net income of consolidated subsidiaries of $5 and $2 for the years ended December 31, 2008 and 2007, respectively, will be classified as net income attributable to the noncontrolling interest.

In March, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires enhanced disclosures about derivative instruments and hedging activities to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 will be effective for us on January 1, 2009.

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

The following table summarizes our derivative financial instruments as of December 31, 2008 and 2007. Fair values are determined from quoted market prices at these dates.

	2008				2007
	Average Days To Maturity	Average Contract Rate	Notional Amount	Fair Value Asset (Liability)	Average Days to Maturity	Average Contract Rate	Notional Amount	Fair Value Asset (Liability)
Currency to Sell for Euros
U.S. dollars (1)	1,003	1.2038	$25	$(4)	274	1.2038	283	(64)
Interest Rate Swap
Interest swap - 2006	182	—	500	(9)	548	—	750	(12)
Interest swap - 2007	731	—	350	(27)	1,097	—	300	(14)
Interest swap - Australia Multi-Currency Term	1,094	—	24	(1)	1,460	—	28	1
Commodity Future Contracts
Natural gas futures	—	—	11	(3)	—	—	7	—

(1)	Cross-currency and interest rate swap agreement and amendments.

Foreign Exchange Risk. Our international operations accounted for approximately 58% of our sales in 2008 and 2007. As a result, we have significant exposure to foreign exchange risk on transactions that can potentially be denominated in many foreign currencies. These transactions include foreign currency denominated imports and exports of raw materials and finished goods (both intercompany and third party) and loan repayments. The functional currency of our operating subsidiaries is the related local currency.

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

In 2005, we entered into a three-year $289 cross-currency and interest rate swap agreement structured for a non-U.S. subsidiary’s $290 U.S. dollar denominated floating rate term loan. The swap was designed to offset balance sheet and interest rate exposures and cash flow variability associated with the exchange rate fluctuations on the term loan. In 2008, we paid $29 to settle a portion of the cross-currency and interest rate swaps, which matured in 2008. We paid a weighted average interest rate of 7.5%, 6.9% and 5.9% and received a weighted average interest rate of 5.9%, 7.9% and 7.4% in 2008, 2007 and 2006, respectively.

The remaining portion of the cross-currency and interest rate swap was renegotiated and amended with the respective counterparties, effective September 30, 2008, in order to offset the ongoing balance sheet and interest rate exposures and cash flow variability associated with the exchange rate fluctuations of a non-U.S. subsidiary’s U.S. dollar denominated floating rate term loan. The amended swap agreement requires us to sell euros in exchange for U.S. dollars at a rate of 1.2038. We also will pay a variable rate equal to Euribor plus 390 basis points and will receive a variable rate equal to the U.S. dollar LIBOR plus 250 basis points. The amount we receive under this agreement is approximately equal to the non-U.S. subsidiary’s interest rate on its $290 term loan. This amended swap agreement has an initial notional amount of $25 that amortizes quarterly on a straight line basis to $24, prior to maturing on September 30, 2011. We paid a weighted average interest rate of 8% and received a weighted average interest rate of 6.3% on these amended swap agreements in 2008.

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

In January 2007, we entered into a three-year interest rate swap agreement designed to offset cash flow variability associated with interest rate fluctuations on our variable rate debt. This swap became effective on January 1, 2008. The initial notional amount of the swap is $300, but will increase to $700 before being amortized down to $375, which, when combined with our other interest rate swaps, will effectively maintain a fixed interest rate on approximately 50% to 60% of total debt. As a result of the interest rate swaps, we pay a fixed rate equal to approximately 7.2% per year and receive a variable rate based on the terms of the underlying debt. We account for this swap as a qualifying cash flow hedge in accordance with SFAS No. 133, as amended.

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

Some of our debt, including debt under our floating rate notes and borrowings under our senior secured credit facilities, is at variable interest rates that expose us to interest rate risk. If interest rates increase, our debt service obligations on variable rate debt would increase even though the amount borrowed would not increase. Including variable rate debt that is subject to interest rate swap agreements, assuming the amount of our variable debt remains the same, an increase of 1% in the interest rates on our variable rate debt would increase our 2009 estimated debt service requirements by approximately $21. See additional discussion about interest rate risk in Item 1A of Part I of this Annual Report on Form 10-K.

Following is a summary of our outstanding debt as of December 31, 2008 and 2007 (See Note 11 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for additional information on our debt). The fair value of our publicly held debt is based on the price at which the bonds are traded or quoted at December 31, 2008 and 2007. All other debt fair values are determined from quoted market interest rates at December 31, 2008 and 2007.

	2008			2007
Year	Debt Maturities	Weighted Average Interest Rate	Fair Value	Debt Maturities	Weighted Average Interest Rate	Fair Value
2008				$85	8.1%	$86
2009	$113	6.6%	$83	68	8.1%	68
2010	33	6.6%	19	33	8.1%	32
2011	241	6.7%	120	69	8.1%	68
2012	25	6.7%	11	24	8.1%	23
2013	1,643	6.9%	660	1,627	8.3%	1,571
2014 and beyond	1,804	7.3%	453	1,814	8.6%	1,749

	$3,859		$1,346	$3,720		$3,597

We do not use derivative financial instruments in our investment portfolios. Our cash equivalent investments and short-term investments are made in instruments that meet the credit quality standards that are established in our investment policies, which also limits the exposure to any one issue. At December 31, 2008 and 2007, we had $24 and $115, respectively, invested at average rates of 3% and 4%, respectively, primarily in interest-bearing time deposits. Due to the short maturity of our cash equivalents, the carrying value of these investments approximates fair value. Our short-term investments are recorded at cost which approximates fair value. Our interest rate risk is not significant. A 1% increase or decrease in interest rates on invested cash would not have had a material effect on our net income and cash flows for the years ended December 31, 2008 and 2007.

Commodity Risk. We are exposed to price risks on raw material purchases, most significantly with phenol, methanol, urea, acetone, propylene and chlorine. For our commodity raw materials, we have purchase contracts that have periodic price adjustment provisions. Commitments with certain suppliers, including our phenol and urea suppliers, provide up to 100% of our estimated requirements but also provide us with the flexibility to purchase a certain portion of our needs in the spot market, when it is favorable to us. We rely on long-term agreements with key suppliers for most of our raw materials. The loss of a key source of supply or a delay in shipments could have an adverse effect on our business. Should any of our suppliers fail to deliver or should any key long-term supply contracts be cancelled, we would be forced to purchase raw materials in the open market, and no assurances can be given that we would be able to make these purchases or make them at prices that would allow us to remain competitive. Our largest supplier provides 11% of our raw material purchases, and we could incur significant time and expense if we had to replace this supplier. In addition, several feedstocks at various facilities are transported through a pipeline from one supplier. If we were unable to receive these feedstocks through these pipeline arrangements, we may not be able to obtain them from other suppliers at competitive prices or in a timely manner. See the discussion about the risk factor on raw materials in Item 1A of Part I of this Annual Report on Form 10-K.

Natural gas is essential in our manufacturing processes, and its cost can vary widely and unpredictably. To help control our natural gas costs, we hedge a portion of our natural gas purchases for North America by entering into futures contracts for natural gas. These contracts are settled for cash each month based on the closing market price on the last day that the contract trades on the New York Mercantile Exchange. We recognize gains and losses on commodity futures contracts each month as gas is used. Our future commitments are marked to market on a quarterly basis. We have not applied hedge accounting to these contracts.

Our commodity risk is moderated through our selected use of customer contracts with selling price provisions that are indexed to publicly available indices for the relevant commodity raw materials.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEXION SPECIALTY CHEMICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In millions)	2008	2007	2006
Net sales	$6,093	$5,810	$5,205
Cost of sales	5,467	5,019	4,485

Gross profit	626	791	720
Selling, general and administrative expense	393	390	384
Terminated merger and settlement costs (See Note 2)	1,027	—	—
Transaction costs (See Note 2)	—	1	20
Integration costs (See Note 2)	27	38	57
Other operating expense (income), net	72	60	(27)

Operating (loss) income	(893)	302	286
Interest expense, net	304	310	242
Loss on extinguishment of debt (See Note 11)	—	—	121
Other non-operating expense, net	7	15	3

Loss from continuing operations before income tax, earnings from unconsolidated entities and minority interest	(1,204)	(23)	(80)
Income tax (benefit) expense (See Note 18)	(17)	44	14

Loss from continuing operations before earnings from unconsolidated entities and minority interest	(1,187)	(67)	(94)
Earnings from unconsolidated entities, net of taxes	2	4	3
Minority interest in net income of consolidated subsidiaries	(5)	(2)	(4)

Loss from continuing operations	(1,190)	(65)	(95)
Loss from discontinued operations (See Note 6)	—	—	(14)

Net loss	(1,190)	(65)	(109)
Accretion of redeemable preferred stock (See Note 14)	—	—	33

Net loss available to common shareholders	(1,190)	(65)	(142)

Comprehensive (loss) income	$(1,362)	$28	$(11)

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

HEXION SPECIALTY CHEMICALS, INC.

(In millions, except share data)	December 31, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents (including restricted cash of $6 at December 31, 2008) (See Note 2)	$127	$199
Short-term investments	7	—
Accounts receivable (net of allowance for doubtful accounts of $24 and $22, respectively)	582	874
Inventories:
Finished and in-process goods	328	418
Raw materials and supplies	141	185
Other current assets	84	78

Total current assets	1,269	1,754

Other assets	108	223
Property and equipment
Land	98	105
Buildings	307	325
Machinery and equipment	2,157	2,231

	2,562	2,661
Less accumulated depreciation	(1,101)	(1,046)

	1,461	1,615
Goodwill (See Note 8)	170	206
Other intangible assets, net (See Note 8)	172	208

Total assets	$3,180	$4,006

Liabilities and Shareholder’s Deficit
Current liabilities
Accounts and drafts payable	$372	$718
Debt payable within one year	113	85
Interest payable	51	54
Income taxes payable	34	47
Other current liabilities	309	342

Total current liabilities	879	1,246

Long-term debt (See Note 11)	3,746	3,635
Long-term pension and post employment benefit obligations (See Note 15)	259	220
Deferred income taxes (See Note 18)	122	141
Other long-term liabilities	128	138
Advance from affiliates (see Note 3)	225	—

Total liabilities	5,359	5,380

Minority interest in consolidated subsidiaries	39	12
Commitments and contingencies (See Notes 11 and 13)
Shareholder’s Deficit
Common stock - $0.01 par value; 300,000,000 shares authorized, 170,605,906 issued and 82,556,847 outstanding at December 31, 2008 and 2007	1	1
Paid-in capital (deficit)	517	(13)
Treasury stock, at cost – 88,049,059 shares	(296)	(296)
Accumulated other comprehensive income	2	174
Accumulated deficit	(2,442)	(1,252)

Total shareholder’s deficit	(2,218)	(1,386)

Total liabilities and shareholder’s deficit	$3,180	$4,006

See Notes to Consolidated Financial Statements

HEXION SPECIALTY CHEMICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(In millions)	2008	2007	2006
Cash flows (used in) provided by operating activities
Net loss	$(1,190)	$(65)	$(109)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	203	198	171
Push-down of expense paid by shareholder (see Note 3)	200	—	—
Write-off of deferred acquisition costs	101	—	—
Loss from discontinued operations	—	—	14
Gain on sale of assets, net of taxes	(3)	(8)	(33)
Write-off of deferred initial public offering costs	—	—	15
Write-off of deferred financing fees	—	—	27
Minority interest in net income of consolidated subsidiaries	5	2	4
Stock-based compensation expense	5	5	6
Deferred tax benefit	(13)	(3)	(18)
Amortization of deferred financing fees	8	7	9
Debt redemption interest adjustment	—	—	6
Impairments and accelerated depreciation	33	32	12
Realized loss on derivatives	37	—	—
Other non-cash adjustments	(14)	14	(3)
Net change in assets and liabilities, excluding acquisitions:
Accounts receivable	231	(51)	(112)
Inventories	99	(14)	(56)
Accounts and drafts payable	(299)	57	86
Income taxes payable	(10)	(33)	15
Other assets, current and non-current	8	17	(3)
Other liabilities, current and long-term	(33)	16	(7)
Net cash used in operating activities of discontinued operations (See Note 6)	—	—	(3)

Net cash (used in) provided by operating activities	(632)	174	21

Cash flows used in investing activities
Capital expenditures	(134)	(122)	(122)
Capitalized interest	—	(1)	(3)
Casualty loss insurance proceeds	—	—	2
Acquisition of businesses, net of cash acquired	—	(130)	(201)
Deferred acquisition costs	—	(101)	—
Change in restricted cash	(6)	—	—
Purchases of investments	(7)	—	—
Proceeds from the sale of assets	13	19	47

Net cash used in investing activities	(134)	(335)	(277)

Cash flows provided by financing activities
Net short-term debt (repayments) borrowings	8	1	13
Borrowings of long-term debt	1,092	2,405	4,471
Repayments of long-term debt	(929)	(2,100)	(3,433)
Capital contribution from parent (see Note 16)	325	—	—
Advance from affiliates (see Note 3)	225	—	—
Payment of dividends on common stock	(2)	(13)	(485)
Redemption of preferred stock (See Note 14)	—	—	(397)
Long-term debt and credit facility financing fees	—	(5)	(38)
Minority interest in variable interest entity	24	—	—
Cash settlement of derivatives	(37)	—	—
IPO related costs	—	—	(4)
Net cash from financing activities of discontinued operations (See Note 6)	—	—	1

Net cash provided by financing activities	706	288	128

Effect of exchange rates on cash and cash equivalents	(18)	8	9
(Decrease) increase in cash and cash equivalents	(78)	135	(119)
Cash and cash equivalents at beginning of year	199	64	183

Cash and cash equivalents (unrestricted) at end of year	$121	$199	$64

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net	$298	$307	$220
Debt redemption costs	—	—	94
Income taxes, net of cash refunds	7	84	16
Non-cash investing and financing activities:
Unpaid common stock dividends declared	—	1	20

See Notes to Consolidated Financial Statements

HEXION SPECIALTY CHEMICALS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S DEFICIT AND COMPREHENSIVE (LOSS) INCOME

(In millions)	Common Stock	Paid-in Capital (Deficit)	Treasury Stock	Accumulated Other Comprehensive (Loss) Income (a)	Accumulated Deficit	Total
Balance at December 31, 2005	$1	515	(296)	(70)	(1,074)	(924)
Net loss	—	—	—	—	(109)	(109)
Translation adjustments	—	—	—	80	—	80
Deferred losses on cash flow hedges	—	—	—	(4)	—	(4)
Minimum pension liability adjustment, net of tax of $8	—	—	—	22	—	22

Comprehensive loss						(11)

Impact of adoption of new accounting standard for pension and postretirement obligations, net of tax of $0	—	—	—	53	—	53
Dividends declared ($6.66 per share)	—	(505)	—	—	—	(505)
Stock-based compensation expense	—	6	—	—	—	6
Redeemable preferred stock accretion	—	(33)	—	—	—	(33)

Balance at December 31, 2006	1	(17)	(296)	81	(1,183)	(1,414)
Net loss	—	—	—	—	(65)	(65)
Translation adjustments, net of tax of $1	—	—	—	113	—	113
Deferred losses on cash flow hedges	—	—	—	(21)	—	(21)
Gain recognized in comprehensive income from pension and postretirement benefits, net of tax	—	—	—	1	—	1

Comprehensive income						28

Impact of adoption of new accounting standard for uncertain tax positions	—	—	—	—	(4)	(4)
Dividends declared ($0.01 per share)	—	(1)	—	—	—	(1)
Stock-based compensation expense	—	5	—	—	—	5

Balance at December 31, 2007	1	(13)	(296)	174	(1,252)	(1,386)
Net loss	—	—	—	—	(1,190)	(1,190)
Translation adjustments	—	—	—	(84)	—	(84)
Deferred losses on cash flow hedges	—	—	—	(10)	—	(10)
Loss recognized in comprehensive income from pension and postretirement benefits, net of tax	—	—	—	(78)	—	(78)

Comprehensive loss						(1,362)

Capital contribution from parent (See Note 16)	—	325	—	—	—	325
Push-down of expense paid by shareholder (See Note 16)		200				200
Stock-based compensation expense	—	5	—	—	—	5

Balance at December 31, 2008	$1	$517	$(296)	$2	$(2,442)	$(2,218)

(a)	Accumulated other comprehensive income at December 31, 2008 represents $132 of net foreign currency translation gains, net of tax, $35 of net deferred losses on cash flow hedges, and a $95 loss, net of tax, relating to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement benefit plans (See Note 15). Accumulated other comprehensive income at December 31, 2007 represents $216 of net foreign currency translation gains, net of tax, $25 of net deferred losses on cash flow hedges, and a $17 loss, net of tax, relating to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement benefit plans (See Note 15). Accumulated other comprehensive income at December 31, 2006 represents $103 of net foreign currency translation gains, net of tax, $4 of net deferred losses on cash flow hedges, and a $18 loss, net of tax, relating to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement benefit plans (See Note 15).

See Notes to Consolidated Financial Statements

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements

(In millions, except share data)

1. Background and Basis of Presentation

Based in Columbus, Ohio, Hexion Specialty Chemicals, Inc. (“Hexion” or “the Company”) manufactures and markets thermosetting resins worldwide, including epoxy resins and intermediates, forest products resins, coating products, and phenolic specialty resins. At December 31, 2008, the Company had 94 production and manufacturing facilities, with 36 located in the United States.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation—The Consolidated Financial Statements include the accounts of the Company, its majority-owned subsidiaries in which minority shareholders hold no substantive participating rights, and variable interest entities in which the Company bears a majority of the risk to potential losses or gains from a majority of the expected returns. Intercompany accounts and transactions are eliminated in consolidation. The Company’s share of the net earnings of 20% to 50% owned companies, for which it has the ability to exercise significant influence over operating and financial policies (but not control), are included in Earnings from unconsolidated entities in the Consolidated Statements of Operations. Investments in the other companies are carried at cost.

The Company has recorded a minority interest for the equity interests in consolidated subsidiaries that are not 100% owned. The minority interest primarily reflects the minority owner’s interest of 49.99% and 45% at December 31, 2008 and 2007, respectively, in HA-International, LLC (“HAI”), a joint venture between the Company and Delta-HA, Inc.

The Company has a 50% ownership interest in Asia Dekor Borden (Hong Kong) Chemical Company, a joint venture that manufactures formaldehyde and resins in China, and a 49.99% interest in Hexion UV Coatings (Shanghai) Co., Ltd, a joint venture that manufactures UV-curable coatings and adhesives in China. These joint ventures are accounted for using the equity method of accounting.

Foreign Currency Translations—Assets and liabilities of foreign affiliates are translated at the exchange rates in effect at the balance sheet date. Income, expenses and cash flows are translated at average exchange rates during the year. The effect of translation is accounted for as an adjustment to Shareholder’s deficit and is included in Accumulated other comprehensive income. Transaction gains and losses are included as a component of net loss. The Company recognized transaction (losses) gains of $(32), $10 and $19 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Cash and Cash Equivalents—The Company considers all highly liquid investments that are purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2008 and 2007, the Company had interest-bearing time deposits and other cash equivalent investments of $17 and $115, respectively. They are included on the Consolidated Balance Sheets as a component of Cash and cash equivalents.

Investments—Investments with original maturities greater than 90 days but less than one year are included on the Consolidated Balance Sheets as Short-term investments. At December 31, 2008, the Company had Brazilian real denominated U.S. dollar index investments of $7. These investments, which are classified as held-to-maturity securities in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, are recorded at cost, which approximates fair value.

Allowance for Doubtful Accounts—The allowance for doubtful accounts is estimated using factors such as customer credit ratings and past collection history. Receivables are charged against the allowance for doubtful accounts when it is probable that the receivable will not be recovered.

Inventories—Inventories are stated at lower of cost or market using the first-in, first-out method. Costs include direct material, direct labor and applicable manufacturing overheads. Abnormal manufacturing costs are recognized as period costs and fixed manufacturing overheads are allocated based on normal production capacity. An allowance is provided for excess and obsolete inventories based on management’s review of inventories on-hand compared to the estimated future usage and sales. Inventories on the Consolidated Balance Sheets are presented net of an allowance for excess and obsolete inventory of $9 and $13 at December 31, 2008 and 2007, respectively.

Deferred Expenses—Deferred financing costs are presented as a component of Other assets on the Consolidated Balance Sheets and are amortized over the life of the related debt or credit facility using the effective interest method. Upon extinguishment of any of the debt, the related debt issuance costs are written off. At December 31, 2008 and 2007, the Company’s unamortized deferred financing costs were $39 and $47, respectively.

Property and Equipment—Land, buildings and machinery and equipment are stated at cost less accumulated depreciation. Depreciation is recorded on the straight-line basis over the estimated useful lives of properties (the average estimated useful lives for buildings is 20 years and for machinery and equipment 15 years). Assets under capital leases are amortized over the lesser of their useful lives or the lease term. Major renewals and betterments are capitalized. Maintenance, repairs, minor renewals and turnarounds (periodic maintenance and repairs to major units of manufacturing facilities) are expensed as incurred. When property and equipment is retired or disposed of, the asset and related depreciation are removed from the accounts and any gain or loss is reflected in income. The Company capitalizes interest costs that are incurred during the construction of property and equipment. Depreciation expense was $182, $180 and $157 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Goodwill and Intangibles—The excess of purchase price over net tangible and identifiable intangible assets of businesses acquired is carried as Goodwill on the Consolidated Balance Sheets. Separately identifiable intangible assets that are used in the operations of the business (e.g., patents and technology, customer lists and contracts) are recorded at cost (fair value at the time of acquisition) and reported as Other intangible assets on the Consolidated Balance Sheets. The Company does not amortize goodwill or indefinite-lived intangible assets. Intangible assets with determinable lives are amortized on a straight-line basis over the shorter of the legal or useful life of the assets, which range from 1 to 30 years. See Note 8.

Impairment—The Company reviews property and equipment and all amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability is based on estimated undiscounted cash flows. Measurement of the impairment loss, if any, is based on the difference between the carrying value and fair value. During the years ended December 31, 2008, 2007 and 2006, impairments of $11, $32 and $12, respectively, were included in Other operating expense, net on the Consolidated Statements of Operations. In addition, during the year ended December 31, 2008, accelerated depreciation on closing facilities of $12 was included in Other operating expense, net on the Consolidated Statements of Operations. See Note 8 for discussion of amortizable intangible asset impairments.

In 2007, impairment charges of $12 and $11 were recorded due to the closure of two manufacturing sites in North America in the Formaldehyde and Forest Products Resins segment and one manufacturing site in Europe in the Coatings and Inks segment, respectively.

The Company tests goodwill for impairment annually, or when events or changes in circumstances indicate impairment may exist, by comparing the fair value of each reporting unit to its carrying value to determine if there is an indication that a potential impairment may exist. The Company uses a probability weighted market and income approach to estimate the values of its reporting units. The Company’s market approach is a comparable analysis technique commonly used in the investment banking and private equity industries based on the EBITDA (earnings before interest, income taxes, depreciation and amortization) multiple technique. Under this technique, estimated values are the result of a market-based EBITDA multiple that is applied to an appropriate historical EBITDA amount, adjusted for the additional fair value that would be assigned by a market participant obtaining control over the reporting unit. The Company’s income approach is a discounted cash flow model. When the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of the reporting unit’s goodwill, an impairment loss is recognized for the difference. In the fourth quarter of 2008, the Company recognized goodwill impairments in its Coatings and Inks segment. See Note 8. At December 31, 2008, the fair value of the remaining reporting units exceeded the carrying amount of assets (including goodwill) and liabilities assigned to the units. At December 31, 2007, the fair value of each reporting unit exceeded the carrying amount of assets (including goodwill) and liabilities assigned to the units.

General Insurance—The Company is generally insured for losses and liabilities for workers’ compensation, physical damage to property, business interruption and comprehensive general, product and vehicle liability under high-deductible insurance policies.

Legal Claims and Costs—The Company accrues for legal claims and costs in the period in which a claim is made or an event becomes known, if the amounts are probable and reasonably estimable. Each claim is assigned a range of potential liability and the most likely amount is accrued. If there is no amount in the range of potential liability that is most likely, the low end of the range is accrued. The amount accrued includes all costs associated with the claim, including settlements, assessments, judgments, fines and incurred legal fees. See Note 13.

Environmental Matters—Accruals for environmental matters are recorded following the guidelines of Statement of Position 96-1, Environmental Remediation Liabilities, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Environmental accruals are reviewed on a quarterly basis and as events and developments warrant. See Note 13.

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

Revenue Recognition—Revenue for product sales, net of estimated allowances and returns, is recognized as risk and title to the product transfer to the customer, which either occurs at the time shipment is made or upon delivery. In situations where product is delivered by pipeline, risk and title transfers when the product moves across an agreed-upon transfer point, which is typically the customers’ property line. Product sales delivered by pipeline are measured based on daily flow meter readings. The Company’s standard terms of delivery are included in its contracts of sale or on its invoices.

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

Research and Development Costs—Funds are committed to research and development activities for technical improvement of products and processes that are expected to contribute to future earnings. All costs associated with research and development are charged to expense as incurred. Research and development and technical service expense was $73, $70 and $69 for the years ended December 31, 2008, 2007 and 2006, respectively and is included in Selling, general and administrative expense in the Consolidated Statements of Operations.

Terminated Merger and Settlement Costs—The Company incurred terminated merger and settlement costs totaling $1,027 for the year ended December 31, 2008. These costs primarily represent settlement, legal, consulting, accounting and tax costs related to the terminated Huntsman Corporation (“Huntsman”) merger agreement and litigation (see Note 3), including the non-cash push-down of settlement costs paid by Apollo of $200. These costs also include the write-off of previously deferred acquisition costs (see Note 3). The Company is also negotiating discounts and extended payment terms with providers of services in connection with the terminated merger and will recognize adjustments to its liabilities in the period in which any discounts are agreed to by its vendors.

Transaction Costs—The Company incurred Transaction costs totaling $1 and $20 for the years ended December 31, 2007 and, 2006, respectively. For the year ended December 31, 2006, $15 of these costs represent the write-off of previously deferred accounting, legal, and printing costs associated with the Company’s proposed initial public offering of common stock and $5 were costs associated with terminated acquisition activities.

Integration Costs—The Company incurred Integration costs totaling $27, $38 and $57 for the years ended December 31, 2008, 2007 and 2006, respectively. These costs represent costs to implement a single, company-wide, management information and accounting system and a new consolidations and financial reporting system as well as redundancy and plant rationalization costs and incremental administrative costs from integration programs that resulted from the Hexion Formation and recent acquisitions.

Income Taxes—The Company provides for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of the assets and liabilities.

Deferred tax balances are adjusted to reflect tax rates, based on current tax laws, which will be in effect in the years in which temporary differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. See Note 18.

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

Derivative Financial Instruments—The Company is a party to forward exchange contracts, interest rate swaps, cross-currency swaps and natural gas futures to reduce its cash flow exposure to changes in foreign exchange rates, interest rates and natural gas prices. The Company does not hold or issue derivative financial instruments for trading purposes. All derivative financial instruments, whether designated in hedging relationships or not, are recorded on the Consolidated Balance Sheets at fair value. If a derivative financial instrument is designated as a fair-value hedge, the changes in the fair value of the derivative financial instrument and the hedged item are recognized in earnings. If the derivative financial instrument is designated as a cash-flow hedge, changes in the fair value of the derivative financial instrument are recorded in Accumulated other comprehensive income in the Consolidated Balance Sheets, to the extent effective, and are recognized in the income statement when the hedged item impacts earnings. The cash flows from derivative financial instruments accounted for as hedges are classified in the same category as the item being hedged in the Consolidated Statements of Cash Flows. The Company documents effectiveness assessments in order to use hedge accounting at each reporting period. See Note 10.

Stock-Based Compensation—Stock-based compensation cost is measured at the grant date based on the fair value of the award which is amortized as expense over the requisite service period. As the Company is a nonpublic entity, the Company has applied this method of accounting to new awards and to awards that have been modified, repurchased or cancelled since January 1, 2005. See Note 17.

Transfers of Financial Assets—The Company executes factoring and sales agreements with respect to its trade accounts receivable to support its working capital requirements. The Company accounts for these transactions as either sales-type or financing-type transfers of financial assets under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities based on the terms and conditions of each agreement. The Company retains the servicing rights on the transfers of accounts receivable and measures these rights at fair value, if material. See Note 9.

Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk are primarily temporary investments and accounts receivable. The Company places its temporary investments with high quality institutions and, by policy, limits the amount of credit exposure to any one institution. Concentrations of credit risk for accounts receivable are limited due to the large number of customers in the Company’s customer base and their dispersion across many different industries and geographies. The Company generally does not require collateral or other security to support customer receivables.

Concentrations of Supplier Risk—The Company relies on long-term agreements with key suppliers for most of its raw materials. The loss of a key source of supply or a delay in shipments could have an adverse effect on its business. Should any of the suppliers fail to deliver or should any of the key long-term supply contracts be cancelled, the Company would be forced to purchase raw materials at current market prices. The Company’s largest supplier provides 11% of raw material purchases. In addition, several of the feedstocks at various facilities are transported through a pipeline from one supplier.

Reclassifications—Certain prior period balances have been reclassified to conform with current presentations.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. This statement establishes a standard definition of fair value, establishes a framework under generally accepted accounting principles to measure fair value and expands disclosure requirements for fair value measurements. On January 1, 2008, the Company adopted the provisions of SFAS No. 157 for assets and liabilities measured or disclosed at fair value on a recurring basis. The Company has not yet applied the provisions of SFAS No. 157 to its nonfinancial assets and liabilities measured on a non-recurring basis, in accordance with FSP 157-2, Effective Date of FASB Statement No. 157. SFAS No. 157 will be adopted for nonfinancial assets and liabilities measured on a non-recurring basis on January 1, 2009 and is not expected to have a material impact on the Company’s consolidated financial statements. The Company’s major classes of nonfinancial assets and liabilities measured on a non-recurring basis include long-lived assets and intangible assets measured at fair value for impairment assessments as well as assets and liabilities initially measured at fair value in a business combination.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 applies retroactively and will be effective for the Company on January 1, 2009. Upon adoption of this statement, the Company expects to reclassify December 31, 2008 and 2007 Minority interest in consolidated subsidiaries of $39 and $12, respectively, to Shareholder’s Deficit on the Consolidated Statements of Shareholder’s Deficit and Comprehensive Income. In addition, the Company expects to recast its Consolidated Statements of Operations so that Minority interest in net income of consolidated subsidiaries of $5 and $2 for the years ended December 31, 2008 and 2007, respectively, will be classified as net income attributable to the noncontrolling interest.

In March, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires enhanced disclosures about derivative instruments and hedging activities to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 will be effective for the Company on January 1, 2009.

3. Terminated Huntsman Merger

On July 12, 2007, the Company announced the signing of an Agreement and Plan of Merger (the “Agreement”) to acquire Huntsman in an all-cash transaction initially valued at approximately $10,600, which included the assumption of debt. In connection with the transaction, the Company obtained financing commitments from affiliates of Credit Suisse and Deutsche Bank (the “Banks”).

Prior to entering into the Agreement, Huntsman terminated an Agreement and Plan of Merger with Basell AF. As a result, Huntsman paid Basell AF a break-up fee in the amount of $200, of which the Company funded $100 in July 2007. This amount was recorded as a deferred acquisition cost and was included as a component of Other assets, net in the Consolidated Balance Sheet at December 31, 2007. The Company had also recorded other deferred acquisition costs as a component of Other assets, net in the Consolidated Balance Sheet at December 31, 2007. In June 2008, the Company wrote off its previously deferred acquisition costs in the Consolidated Statement of Operations due to the uncertainty that the transaction would be consummated.

On June 18, 2008, the Company and certain related entities filed suit in the Delaware Court of Chancery to declare their contractual rights with respect to the Agreement (the “Huntsman Action”). In the Huntsman Action, the Company alleged, among other things, that the capital structure agreed to by the Company and Huntsman for the combined company was no longer viable due primarily to Huntsman’s increased net debt and lower than expected earnings, and that consummating the merger on the basis of the agreed capital structure would render the combined company insolvent. The Huntsman Action also alleged that Huntsman suffered a Company Material Adverse Effect, as defined in the Agreement. On September 29, 2008, the Delaware Court of Chancery entered a judgment in favor of Huntsman ordering the Company to, among other things, use its reasonable best efforts to take all actions necessary and proper to consummate the merger, which the Company proceeded to do.

On October 29, 2008, after the Banks refused to fund the merger, the Company commenced an action in the Supreme Court of the State of New York against the Banks (New York County Index No. 114552/08) to compel them to do so. On November 20, 2008, the Banks filed an amended answer and counterclaims, seeking a declaration that the Company is required, pursuant to the commitment letter, to indemnify the Banks, and other indemnified persons for costs and expenses resulting from the various Delaware and Texas litigations, and asserting that the Company has breached the indemnification provision of the commitment letter.

On December 13, 2008, Huntsman sent notice to the Company that, pursuant to its terms, Huntsman terminated the Merger Agreement. On December 14, 2008, the Company entered into a settlement agreement and release with Huntsman and other parties concerning the above-described litigation and the proposed merger was terminated. Under the settlement agreement, the Company paid Huntsman a $325 termination fee, as required by the merger agreement. In addition, on a joint and several basis with certain affiliates of Apollo, the Company paid Huntsman $225, while reserving all rights with respect to reallocation of the payments to other affiliates of Apollo, and certain affiliates of Apollo paid Huntsman $200, while reserving all rights with respect to reallocation of the payments to certain other affiliates of Apollo. Finally, certain affiliates of Apollo purchased $250 of Huntsman’s 7% convertible senior notes. As a result of the termination of the Agreement, the Company’s agreement to sell a significant portion of its specialty epoxy business was also terminated.

The $325 termination fee paid to Huntsman was funded through a capital contribution from the Company’s parent, Hexion LLC. The capital contribution was financed through a borrowing of $351 from the Banks to Hexion LLC. The $225 settlement payment the Company made was funded by an advance from Apollo, while reserving all rights with respect to reallocation of the payments to other affiliates of Apollo. Under the provisions of the settlement agreement and release, the Company is contractually obligated to reimburse Apollo for any insurance recoveries on the $225 settlement payment, net of expense incurred in obtaining such recoveries. Apollo has agreed that the payment of any such insurance recoveries will satisfy the Company’s obligation to repay amounts received under the $225 advance. The Company has recorded the $225 settlement payment advance as a long-term liability at December 31, 2008. The $200 settlement payment made by Apollo has been treated as an expense by the Company with the credit to Paid-in capital at December 31, 2008. This settlement was considered an expense of the Company as the liability was joint and several between the Company and Apollo and the settlement by Apollo was caused by its relationship with the Company as a principal shareholder. The $325 termination fee, the $225 settlement payment, the $200 settlement payment, and the litigation costs associated with the terminated merger are included in Terminated merger and settlement costs in the Company’s Consolidated Statements of Operations.

On December 14, 2008, the Company, Huntsman, and Apollo entered into an agreement that requires Huntsman to pay Apollo 20% of the proceeds it may receive in excess of $300 relating to Huntsman’s lawsuit against the Banks, not to exceed $425. Any amount paid to Apollo related to this lawsuit, any insurance recoveries by us related to the $225 settlement payment, and any insurance recoveries by Apollo related to the $200 settlement payment will be recognized as income in the period when the gains become realizable.

4. Productivity Program

At December 31, 2008, the Company has targeted $119 of productivity savings to properly align its cost structure in response to the challenging economic environment. Most of the actions to obtain these savings will have been initiated or completed within the next 18 months and will include an approximate 15% reduction in the Company’s worldwide staffing levels. The Company expects to incur $44 in costs to achieve these savings, consisting of $28 for workforce reductions and $16 for other one-off projects. These costs will be funded through working capital.

During the year ended December 31, 2008, the Company recognized restructuring charges of $15 in Other operating expense, net on the Consolidated Statements of Operations related to the workforce reduction portion of this program. These costs primarily relate to employee termination costs and are accounted for in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits and SFAS No. 146, Accounting for Costs Associated with Exit and Disposal Activities. The Company made payments related to this program of $1 during 2008. At December 31, 2008, the Company had accrued $14 in Other current liabilities in the Consolidated Balance Sheets.

The following table summarizes restructuring information by reporting segment.

	Epoxy and Phenolic Resins	Formaldehyde and Forest Products	Performance Products	Coatings and Inks	Corporate and Other	Total
Costs expected to be incurred	$15	$15	$—	$8	$6	$44

Accrued liability at December 31, 2007	$—	$—	$—	$—	$—	$—
Restructuring charges	7	1	—	4	3	15
Payments	—	—	—	(1)	—	(1)

Accrued liability at December 31, 2008	$7	$1	$—	$3	$3	$14

5. Acquisitions and Divestitures

The Company accounts for acquisitions using the purchase method of accounting. As required under this method, results of operations of the acquired entities have been included from the date of acquisition, and any excess of purchase price over the sum of amounts assigned to identified assets and liabilities has been recorded as goodwill.

2008 Divestitures

During the year ended December 31, 2008, the Company completed the sale of a 4.99% interest in HA-International, LLC (“HAI”), a joint venture between the Company and Delta-HA, Inc. At December 31, 2008, the Company’s economic interest in HAI was 50.01%. In addition, during the year ended December 31, 2008, the Company completed the sale of certain assets of a non-core product line.

The Company recognized net gains totaling $5 for asset divestitures during the year ended December 31, 2008. This amount is included in Other operating expense, net in the Company’s Consolidated Statements of Operations.

2007 Acquisitions

Orica A&R Acquisition

On February 1, 2007, certain subsidiaries of the Company acquired the adhesives and resins (“A&R”) business of Orica Limited (the “Orica A&R Acquisition”) for a net purchase price of Australian dollars (“AUD”) 77, or $60, subject to certain adjustments. The Company incurred direct acquisition related costs of $3, which was included as part of the purchase price. Net working capital and other adjustments were net settled with no additional purchase price impact. The A&R business manufactures formaldehyde and formaldehyde-based binding resins used primarily in the forest products industry, and has three manufacturing facilities in Australia and New Zealand. This acquisition strengthens the Company’s presence in the Asia-Pacific region and will enable the Company to expand its service of the forest products marketplace. This acquisition is included in the Formaldehyde and Forest Products Resins segment.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Fair Value at February 1, 2007
Current assets	$19
Property and equipment	45
Goodwill	7
Other intangible assets	7

Total assets acquired	78
Current liabilities	10
Other long-term liabilities	5

Total liabilities assumed	15

Fair value of net assets acquired	$63

$7 of acquired intangible assets were assigned to customer relationships and have a weighted average useful life of approximately 10 years.

Goodwill was assigned to the Formaldehyde and Forest Products Resins segment and is not expected to be deductible for tax purposes.

The following unaudited pro forma financial information presents the consolidated results of operations as if the Orica A&R Acquisition had occurred at the beginning of the periods presented. Pro forma adjustments include only the effects of events directly attributable to the acquisition. The pro forma adjustments reflected in the table below include amortization of intangibles, depreciation adjustments from the write-up of property and equipment to estimated fair market value, and interest expense on a new debt facility used to fund the Orica A&R Acquisition (See Note 11) and related income tax effects.

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

6. Discontinued Operations

On August 1, 2006, the Company sold its Taro Plast S.p.A. business (“Taro Plast”). Taro Plast was acquired in the Bakelite Acquisition and was formerly reported in the Epoxy and Phenolic Resins segment. Accordingly, Taro Plast has been reported as a discontinued operation for the year ended December 31, 2006.

Net sales and loss from discontinued operations in the Consolidated Statements of Operations for the year ended December 31, 2006 related to the Taro Plast sale follow:

2006
Net sales	$28
Loss from discontinued operations	(14)

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

7. Related Party Transactions

Administrative Service, Management and Consulting Arrangements

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

Under the agreements in effect during the years ended December 31, 2008, 2007 and 2006, the Company paid annual fees of $3. These amounts are included in Other operating expense, net in the Company’s Consolidated Statements of Operations.

Financing Agreements

In connection with the termination of the merger agreement with Huntsman, the Company, Hexion LLC and Apollo executed certain transactions, including an advance from affiliates. See Note 3. In addition, pursuant to the settlement agreement and release, certain affiliates of Apollo agreed to make a $200 investment in the Company. Certain affiliates of Apollo have entered into a commitment letter with the Company and Hexion LLC pursuant to which they committed to purchase $200 in preferred units and warrants of Hexion LLC by December 31, 2011. Prior to the purchase of all the preferred shares and warrants, certain affiliates of Apollo have committed to provide liquidity facilities to Hexion LLC or the Company on an interim basis. The aggregate liquidity facilities outstanding, together with the purchase price for any purchased preferred shares and warrants, will at no time exceed $200. In connection therewith, on March 3, 2009, certain affiliates of Apollo extended a $100 term loan to the Company and an affiliate of the Company (the “Term Loan”). The Term Loan was fully funded on March 6, 2009 and will mature on December 31, 2011 with interest at adjusted LIBOR plus 2.25% per annum.

In November and December 2008, the Company sold trade accounts receivable to affiliates of Apollo. See Note 9.

Other Transactions and Arrangements

The Company sells products to certain Apollo affiliates. These sales were $7, $7 and $9 for the years ended December 31, 2008, 2007 and 2006, respectively. Accounts receivable from these affiliates were less than $1 and $1 at December 31, 2008 and 2007, respectively. The Company also purchases raw materials and services from certain Apollo affiliates. These purchases were $3, $8 and $10 for the years ended December 31, 2008, 2007 and 2006, respectively. The Company had accounts payable to Apollo affiliates of less than $1 at December 31, 2008 and 2007.

During 2006, the Company assumed the non-qualified pension liabilities of Borden Capital Inc., an affiliate, for a payment of $2, which approximated the benefit obligations.

8. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2008 and 2007 are as follows:

	Epoxy and Phenolic Resins	Formaldehyde and Forest Products	Performance Products	Coatings and Inks	Total
Goodwill balance at December 31, 2006	$105	$61	$9	$18	$193
Acquisitions	—	12	—	—	12
Purchase accounting adjustments	—	(1)	—	(7)	(8)
Foreign currency translation	4	4	1	—	9

Goodwill balance at December 31, 2007	109	76	10	11	206
Impairments	—	—	—	(10)	(10)
Purchase accounting adjustments	(14)	(1)	—	(1)	(16)
Foreign currency translation	(4)	(3)	(3)	—	(10)

Goodwill balance at December 31, 2008	$91	$72	$7	$—	$170

Goodwill impairment charges of $10 were recognized in the Coatings and the Inks reporting units as a result of the continued weakness in the housing and construction markets and competitive pressures in these reporting units resulting in lower future reporting unit earnings and cash flows than previously projected. The amount of the charge was determined using a probability weighted market approach using EBITDA multiples and an income approach using discounted cash flows. The entire goodwill balances in the Coatings and the Inks reporting units have been impaired as the implied fair value of the reporting units’ goodwill was zero. Purchase accounting adjustments in 2008 in the Epoxy and Phenolic Resins segment are a result of changes in estimates about the tax treatment of transaction costs in the Bakelite Transaction that were ultimately allowed by the taxing authority.

The Company’s intangible assets with identifiable useful lives consist of the following as of December 31:

	2008			2007
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets:
Patents and technology	$123	$48	$75	$132	$40	$92
Customer lists and contracts	110	35	75	96	16	80
Other	28	6	22	24	3	21

	$261	$89	$172	$252	$59	$193

The Company had $15 of tradenames at December 31, 2007 with indefinite lives. In 2008, the Company determined these tradenames had a finite useful life and commenced amortization. The impact of foreign currency translation on intangible assets is included in accumulated amortization.

During the year ended December 31, 2008, the Company recorded an $8 charge in the Epoxy and Phenolic Resins segment for the impairment of tradenames from which cash flows are no longer generated. This amount is included in Other operating expense, net on the Consolidated Statements of Operations.

Total intangible amortization expense for the years ended December 31, 2008, 2007 and 2006 was $20, $18 and $14, respectively.

Estimated annual intangible amortization expense for 2009 through 2013 is as follows:

2009	$17
2010	15
2011	15
2012	14
2013	14

9. Transfers of Financial Assets

In the fourth quarter of 2008, the Company entered into accounts receivable purchase and sale agreements to sell $55 of its trade accounts receivable to affiliates of Apollo on terms which management believes were more favorable to the Company than could have been obtained from another party. Under the terms of the agreements, the receivables are sold at a discount relative to their carrying value in exchange for all interests in such receivables; the Company retains the obligation to service the collection of the receivables on the purchasers’ behalf; and the purchasers’ defer payment of a portion of the receivable purchase price and establish a reserve account with the proceeds. The reserve account is used to reimburse the purchasers for credit and collection risk and remaining amounts are paid to the Company after receipt of all collections on the purchased receivables. Other than amounts held in the reserve account, the purchasers bear all credit risk on the purchased receivables.

These accounts receivable purchase and sale agreements were accounted for as sales-type transfers. Losses recorded on these sales were less than $1 for the year ended December 31, 2008 and are included in Other operating expense, net in the Consolidated Statements of Operations. Fees for the servicing were less than $1 for the year ended December 31, 2008.

The Apollo affiliates that purchased trade accounts receivable from the Company are variable interest entities. The Company is the primary beneficiary of one of these variable interest entities as the Company expects to absorb the majority of the expected losses of the entity. At December 31, 2008, $14 of Cash and cash equivalents, $10 of Accounts receivable, and $24 of Minority interest are included in the Company’s Consolidated Balance Sheet related to the consolidation of this variable interest entity.

10. Fair Value and Financial Instruments

On January 1, 2008, the Company adopted the provisions of SFAS No. 157 for assets and liabilities measured or disclosed at fair value on a recurring basis, including financial instruments. This statement establishes a standard definition of fair value, establishes a framework under generally accepted accounting principles to measure fair value and expands disclosure requirements for fair value measurements. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

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

•	Level 3: Unobservable inputs, for example, inputs derived through extrapolation or interpolation that cannot be corroborated by observable market data.

Following is a summary of assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Derivative liabilities	$(3)	$(41)	$—	$(44)

Derivative Financial Instruments

The following table summarizes the Company’s derivative financial instruments as of December 31:

	2008				2007
	Average Days To Maturity	Average Contract Rate	Notional Amount	Fair Value Asset (Liability)	Average Days to Maturity	Average Contract Rate	Notional Amount	Fair Value Asset (Liability)
Currency to Sell for Euros
U.S. dollars (1)	1,003	1.2038	$25	$(4)	274	1.2038	283	(64)
Interest Rate Swap
Interest swap - 2006	182	—	500	(9)	548	—	750	(12)
Interest swap - 2007	731	—	350	(27)	1,097	—	300	(14)
Interest swap - Australia Multi-Currency Term	1,094	—	24	(1)	1,460	—	28	1
Commodity Future Contracts
Natural gas futures	—	—	11	(3)	—	—	7	—

(1)	Cross-currency and interest rate swap agreement and amendments.

The Company calculates the fair value of its derivative liabilities using quoted market prices whenever available. When quoted market prices are not available, the Company uses standard pricing models with market-based inputs, adjusted for nonperformance risk. When its financial instruments are in a liability position, the Company evaluates its credit risk as a component of fair value. When its financial instruments are in an asset position, the Company is exposed to credit loss in the event of nonperformance by other parties to these contracts and evaluates their credit risk as a component of fair value. At December 31, 2008, the Company reduced its derivative liabilities $12 for its nonperformance risk ($10 of which was recognized in Comprehensive income as a significant portion of the Company’s derivative liabilities are cash flow hedges).

At December 31, 2008 and 2007, the Company had derivative losses of $44 and $90, respectively, that were classified as Other current liabilities. At December 31, 2007, the Company had derivative gains of $1, respectively, classified as Other current assets. The Company recognized gains (losses) on derivatives in the Consolidated Statements of Operations of $13, $(30) and $(29) for the years ended December 31, 2008, 2007 and 2006, respectively. Gains and losses on cash flow hedges are recognized on a quarterly basis, to the extent the hedges are effective, in Comprehensive income. Gains and losses on other derivatives are recognized on a quarterly basis in Other non-operating expense, net in the Consolidated Statements of Operations.

Foreign Exchange Rate Swaps

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

In 2005, The Company entered into a three-year $289 cross-currency and interest rate swap agreement structured for a non-U.S. subsidiary’s $290 U.S. dollar denominated floating rate term loan. The swap was designed to offset balance sheet and interest rate exposures and cash flow variability associated with the exchange rate fluctuations on the term loan. The euro to U.S. dollar exchange rate under the swap agreement was 1.2038. The Company paid a variable rate equal to Euribor plus 271 basis points. The Company received a variable rate equal to the U.S. dollar LIBOR plus 250 basis points. In 2008, the Company paid $29 to settle a portion of its cross-currency and interest rate swaps, which matured in 2008. The Company paid a weighted average interest rate of 7.5%, 6.9% and 5.9% and received a weighted average interest rate of 5.9%, 7.9% and 7.4% in 2008, 2007 and 2006, respectively.

The remaining portion of the cross-currency and interest rate swap was renegotiated and amended with the respective counterparties, effective September 30, 2008, in order to offset the ongoing balance sheet and interest rate exposures and cash flow variability associated with the exchange rate fluctuations of a non-U.S. subsidiary’s U.S. dollar denominated floating rate term loan. The amended swap agreement requires the Company to sell euros in exchange for U.S. dollars at a rate of 1.2038. The Company also will pay a variable rate equal to Euribor plus 390 basis points and will receive a variable rate equal to the U.S. dollar LIBOR plus 250 basis points. The amount the Company receives under this agreement is approximately equal to the non-U.S. subsidiary’s interest rate on its $290 term loan. This amended swap agreement has an initial notional amount of $25 that amortizes quarterly on a straight line basis to $24, prior to maturing on September 30, 2011. The Company paid a weighted average interest rate of 8% and received a weighted average interest rate of 6.3% on these amended swap agreements in 2008.

Interest Rate Swaps

The Company periodically uses interest rate swaps to alter interest rate exposures between fixed and floating rates on certain long-term debt. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated using an agreed-upon notional principal amount. The counter-parties to the interest rate swap agreements are financial institutions with investment grade ratings.

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

In January 2007, the Company entered into a three-year interest rate swap agreement designed to offset cash flow variability associated with interest rate fluctuations on the Company’s variable rate debt. This swap became effective January 1, 2008. The initial notional amount of the swap is $300, but will increase to $700 before being amortized down to $375, which, when combined with the Company’s other interest rate swaps, will effectively maintain a fixed interest rate on approximately 50% to 60% of total debt. As a result of the interest rate swap, the Company pays a fixed rate equal to approximately 7.2% per year and receives a variable rate based on the terms of the underlying debt. The Company accounts for this swap as a qualifying cash flow hedge in accordance with SFAS No. 133, as amended by SFAS No. 138 and SFAS No. 149.

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

Commodity Futures Contracts

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

The Company hedges a portion of its natural gas purchases for certain North American plants. The Company used futures contracts to hedge 72%, 77% and 76% of its 2008, 2007 and 2006 natural gas usage at these plants, respectively. The contracts are settled for cash each month based on the closing market price on the last day the contract trades on the New York Mercantile Exchange. Commitments settled under these contracts totaled $12, $10 and $8 in 2008, 2007 and 2006, respectively. The Company does not apply hedge accounting to these future contracts. The Company recorded a net loss of less than $1, $2 and $1 in 2008, 2007 and 2006, respectively, which are recognized each month as the gas is used. Remaining obligations are marked to market on a quarterly basis. The Company had future commitments under these contracts of $11 and $7 at December 31, 2008 and 2007, respectively, and recorded an unrealized loss of $3 and less than $1 in 2008 and 2007, respectively, related to future commitments.

Non-derivative Financial Instruments

The following table includes the carrying amount and fair value of the Company’s non-derivative financial instruments as of December 31:

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt	$3,859	$1,346	$3,720	$3,597

Fair values of debt are determined from quoted, observable market prices, where available, based on other similar financial instruments, or based upon interest rates that are currently available to the Company for the issuance of debt with similar terms and maturities. The carrying amounts of cash and cash equivalents, accounts receivable, accounts and drafts payable and other accrued liabilities are considered reasonable estimates of their fair values due to the short-term maturity of these financial instruments.

11. Debt and Lease Obligations

Debt outstanding at December 31 is as follows:

	2008		2007
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
Senior Secured Credit Facilities:
Revolving facility due 2011 at 5% and 7.4% at December 31, 2008 and 2007, respectively	$180	$—	$—	$—
Floating rate term loans due 2013 at 5.5% and 7.5% at December 31, 2008 and 2007, respectively	2,231	23	2,260	22
Senior Secured Notes:
Floating rate second-priority senior secured notes due 2014 at 6.6% and 9.4% at December 31, 2008 and 2007, respectively	200	—	200	—
9.75% Second-priority senior secured notes due 2014	625	—	625	—
Debentures:
9.2% debentures due 2021	115	—	115	—
7.875% debentures due 2023	247	—	247	—
8.375% sinking fund debentures due 2016	78	—	78	—
Other Borrowings:
Australia Multi-Currency Term / Working Capital Facility due 2011 at 8.9% and 8.82% at December 31, 2008 and 2007, respectively	43	7	64	5
Industrial Revenue Bonds due 2009 at 10%	—	34	34	—
Capital Leases	14	1	11	1
Other at 7.0% and 7.6% at December 31, 2008 and 2007, respectively	13	48	1	57

Total debt	$3,746	$113	$3,635	$85

Senior Secured Credit Facilities

The terms of the amended Senior Secured Credit Facilities include a seven-year $2,300 term loan facility, seven-year $50 synthetic letter of credit facility (“LOC”), and access to a five-year $225 revolving credit facility. Each is subject to an earlier maturity date, on any date that more than $200 in the aggregate principal amount of certain of the Company’s debt will mature within 91 days of that date. Repayment of 1% total per year of the term loan and LOCs must be made (in the case of the term loan facility, quarterly, and in the case of the LOC, annually) with the balance payable at the final maturity date. Further, the Company may be required to make additional repayments on the term loan, upon specific events, or if excess cash flow is generated. The terms of the Senior Secured Credit Facilities also include $200 in available incremental term loan borrowings.

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

The amended Senior Secured Credit Facilities have commitment fees (other than with respect to the LOC) equal to 0.50% per year of the unused line plus a fronting fee of 0.25% of the aggregate face amount of outstanding letters of credit. The LOC has a commitment fee of 0.10% per year. Available borrowings under the amended Senior Secured Credit Facilities were $42 at December 31, 2008.

Certain Company subsidiaries guarantee obligations under the amended Senior Secured Credit Facilities. The amended Senior Secured Credit Facilities and certain notes are secured by certain assets of the Company and the subsidiary guarantors, subject to certain exceptions.

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

The Company amended its credit facilities in June 2007, November 2006 and May 2006. For the year ended December 31, 2006, the Company recognized a loss on the extinguishment of debt related to its 2006 refinancing activities of $121, consisting of redemption costs net of debt premiums and the write-off of deferred financing costs. In addition, the Company incurred financing costs of $38, which are included within Other assets on the Consolidated Balance Sheets and are being amortized over the life of the related debt.

Senior Secured Notes

In November 2006, the Company, through its wholly owned finance subsidiaries, Hexion U.S. Finance Corp. and Hexion Nova Scotia Finance, ULC, sold $200 of Floating rate second-priority senior secured notes due 2014 and $625 of 9.75% Second-priority senior secured notes due 2014.

At December 31, 2008 and 2007, the Company was in compliance with all of the financial covenants and restrictions that were contained in the indentures that govern its notes and credit facilities.

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

In addition, the Company finances certain insurance premiums. Short-term borrowings under this arrangement were $7 and $11 at December 31, 2008 and 2007, respectively.

Aggregate maturities of total debt, minimum payments under capital leases, and minimum rentals under operating leases at December 31, 2008 for the Company are as follows:

Year	Debt	Minimum Payments Under Capital Leases	Minimum Rentals Under Operating Leases
2009	$112	$1	$30
2010	32	1	20
2011	240	1	14
2012	24	1	10
2013	1,636	7	7
2014 and thereafter	1,800	4	23

	$3,844	$15	$104

Rental expense under operating leases amounted to $38, $31 and $28 in the years ended December 31, 2008, 2007 and 2006, respectively.

Covenant Compliance

While the Company is currently in compliance with all of the terms of its outstanding indebtedness, including the financial covenants, if the economic downturn continues at current levels, the Company could fail to comply with the senior secured bank leverage ratio covenant in its Senior Secured Credit Facility. A failure to comply with the Company’s debt covenants could result in a default, which if not cured or waived, could have a material adverse effect on the Company’s business and financial condition. The Company’s Senior Secured Credit Facility permits a default in its senior secured leverage ratio covenant to be cured by cash contributions to the Company’s capital from the proceeds of equity purchases or cash contributions to the capital of Hexion LLC, the Company’s parent. The cure amount can be no greater than the amount required for purposes of complying with the covenant, and in each four quarter period, the cure right can only be exercised in three quarters. Any amounts of Apollo’s $200 committed financing (see Note 7) converted to equity to cure a default will reduce the amount of available financing remaining under the $200 financing.

12. Guarantees, Indemnifications and Warranties

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

Indemnities related to the pre-closing operations of sold assets normally do not represent additional liabilities to the Company, but simply serve to protect the buyer from potential liability associated with the Company’s existing obligations at the time of sale. As with any liability, the Company has accrued for those pre-closing obligations that it considers to be probable and reasonably estimable. The amounts recorded at December 31, 2008 and 2007 are not significant.

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

Apollo Indemnification

On March 3, 2009, Hexion and affiliates of Apollo entered into an indemnification agreement. This agreement provides that the Company will indemnify affiliates of Apollo, and affiliates of Apollo will indemnify the Company, against any liabilities arising from actions brought by our respective insurance providers against the other as a result of claims paid on the Huntsman settlement.

Warranties

The Company does not make express warranties on its products, other than that they comply with the Company’s specifications; therefore, the Company does not record a warranty liability. Adjustments for product quality claims are not material and are charged against net sales.

13. Commitments and Contingencies

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

The following table summarizes all probable environmental remediation, indemnification and restoration liabilities, including related legal expenses, at December 31, 2008 and 2007.

	Number of Sites		Liability		Range of Reasonably Possible Costs
Site Description	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007	Low	High
Geismar, LA	1	1	$17	$18	$10	$25
Superfund and offsite landfills – allocated share:
Less than 1%	25	23	1	1	1	2
Equal to or greater than 1%	13	12	8	8	5	14
Currently-owned	19	15	9	7	6	16
Formerly-owned:
Remediation	9	8	2	3	2	12
Monitoring only	7	10	1	2	1	3

	74	69	$38	$39	$25	$72

These amounts include estimates for unasserted claims that the Company believes are probable of loss and reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of a range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. At December 31, 2008 and 2007, $7 has been included in Other current liabilities in the Consolidated Balance Sheets with the remaining amount included in Other long-term liabilities.

Following is a discussion of the Company’s environmental liabilities and the related assumptions at December 31, 2008:

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

Due to the long-term nature of the project, the reliability of timing and the ability to estimate remediation payments, a portion of this liability was recorded at its net present value, assuming a 3% discount rate and a time period of thirty years. The range of possible outcomes is discounted in a similar manner. The undiscounted liability, which is expected to be paid over the next 29 years, is approximately $24. Over the next five years, the Company expects to make ratable payments totaling $6.

Superfund Sites and Offsite Landfills—The Company is currently involved in environmental remediation activities at a number of sites for which it has been notified that it is, or may be, a PRP under the United States Comprehensive Environmental Response, Compensation and Liability Act or similar state “superfund” laws. The Company anticipates approximately 45% of the estimated liability for these sites will be paid within the next five years, with the remainder over the next twenty-five years. The Company generally does not bear a significant level of responsibility for these sites, and as a result, has little control over the costs and timing of cash flows.

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

Sites Under Current Ownership—The Company is conducting environmental remediation at a number of locations that it currently owns, of which six sites are no longer in operation. As the Company is performing much of the remediation on a voluntary basis, it has some control over the costs to be incurred and the timing of cash flows. The Company expects to pay approximately $6 of these liabilities within the next five years, with the remainder over the next ten years. The factors influencing the ultimate outcome include the methods of remediation elected, the conclusions and assessment of site studies remaining to be completed, and the time period required to complete the work. No other parties are responsible for remediation at these sites.

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

Under the Bakelite environmental indemnification agreement, the sellers have agreed to indemnify the Company for certain pre-existing environmental liabilities. The Company acquired a site in Duisburg, Germany with significant soil and groundwater contamination beneath a facility that is shared with Rütgers Chemicals AG (“Rütgers”). Rütgers is in discussions with the local authorities concerning a proposed remediation plan; however, the scope and extent of that plan and the costs of its possible implementation are not yet reasonably estimable. Rütgers has contractually agreed to indemnify the Company for this matter until 2025, subject to certain exceptions and limitations. Management believes that it is unlikely that the Company will have to take extensive actions for remediation. While it is reasonably possible some costs could be incurred related to this site, the Company has inadequate information to enable it to estimate a potential range of liability, if any. The Company’s claims under the environmental indemnity agreement are subject to an indemnity cap of €138, or approximately $190 at December 31, 2008, for certain liabilities.

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

Non-Environmental Legal Matters

The Company is involved in various legal proceedings in the ordinary course of business and has reserves of $27 and $15 at December 31, 2008 and 2007, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable. At December 31, 2008 and 2007, $23 and $10, respectively, has been included in Other current liabilities in the Consolidated Balance Sheets with the remaining amount included in Other long-term liabilities.

Following is a discussion of significant non-environmental legal proceedings:

Litigation Related to the Huntsman Agreement—

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

Although the Company is not a party to the Texas Action, pursuant to the Management Consulting Agreement between the Company and Apollo and its affiliates, the Company is obligated in certain circumstances to indemnify Apollo and its affiliates and their directors, officers and representatives (including the Apollo Defendants) for potential losses from the services performed by such persons pursuant to the Management Consulting Agreement, which include services rendered in connection with the Company’s Agreement with Huntsman.

On July 2, 2008, Huntsman filed an answer and asserted counterclaims against the Company and the other plaintiffs in the Huntsman Action alleging, among other things, breach of contract, breach of the duty of good faith and fair dealing, tortious interference with contract, and defamation, injurious falsehood, and/or commercial disparagement (the “Counterclaims”). On September 29, 2008, the Delaware Court of Chancery entered a judgment in favor of Huntsman in the Huntsman Action ordering the Company, among other things, to use its reasonable best efforts to take all actions necessary and proper to consummate the merger, which the Company proceeded to do.

On October 29, 2008, after the Banks refused to fund the merger, the Company commenced an action in the Supreme Court of the State of New York against the Banks (New York County Index No. 114552/08) to compel them to do so.

On December 14, 2008, the Company entered into a settlement agreement and release with Huntsman and other parties concerning certain litigation matters related to the Agreement dated July 12, 2007, among the Company, Huntsman and Nimbus Merger Sub Inc. Under the settlement agreement, the Company paid Huntsman a $325 termination fee, as required by the Agreement. In addition, on a joint and several basis with certain affiliates of Apollo, the Company paid Huntsman $225, while reserving all rights with respect to reallocation of the payments to other affiliates of Apollo, and certain affiliates of Apollo paid Huntsman $200, while reserving all rights with respect to reallocation of the payments to certain other affiliates of Apollo. Finally, certain affiliates of Apollo purchased $250 of Huntsman’s 7% convertible senior notes. Separately, pursuant to the settlement agreement, certain affiliates of Apollo agreed to provide $200 of financing to the Company (see Note 7).

Under the terms of the settlement agreement and release, the parties obtained the dismissal with prejudice of (i) the lawsuit in the Delaware Chancery Court, (ii) the Company’s claims in New York against affiliates of Credit Suisse and Deutsche Bank, and (iii) Huntsman’s lawsuit in Texas State Court against certain affiliates of Apollo. A motion for summary judgment on Credit Suisse’s and Deutsche Bank’s third-party petition against the Apollo defendants in Montgomery County, Texas will be heard in 2009. The Company allowed its and the Apollo parties’ complaint against Huntsman filed in New York to lapse. Huntsman also agreed to cooperate with the Company in a shareholder action brought in New York by certain Huntsman shareholders. The Company agreed to cooperate with Huntsman in their Texas action against the banks, including by causing certain individuals to testify at trial if Huntsman so requests. The parties also agreed to release each other from all claims and actions that they have or may have against each other, other than claims arising out of ordinary course business commercial dealings and certain other specified matters.

Sandra Lifschitz v. Hexion Specialty Chemicals, Inc., et al. No. 08-CV-6394 (S.D.N.Y.)

On July 17, 2008, an individual Huntsman shareholder filed suit against the Company, Craig O. Morrison, President and Chief Executive Officer, and Joshua J. Harris, Director, in the United States District Court in the Southern District of New York related to matters arising out of the Huntsman Agreement (the “New York Shareholder Action”). The New York Shareholder Action is captioned Sandra Lifschitz v. Hexion Specialty Chemicals, Inc., et al. No. 08-CV-6394 (S.D.N.Y.). The plaintiff in the New York Shareholder Action seeks to represent a class of purchasers of Huntsman common stock between May 14, 2008 and June 18, 2008 (the “Class Period”). The complaint alleges that the defendants disseminated false and misleading statements and failed to disclose material facts regarding the merger during the Class Period in violation of U.S. securities laws. On September 15, 2008, two competing motions for appointment of lead plaintiff and lead counsel were filed. The Court by order of February 17, 2009, appointed Sandra Lifschitz lead plaintiff and her counsel as lead counsel. On March 4, 2009, the Court ordered the parties to mediate and set the next status conference for May 11, 2009. At this time there is inadequate information from which to estimate a potential range of liability, if any.

Brazil Tax Claim—In 1992, the State of Sao Paulo Administrative Tax Bureau issued an assessment against the Company’s Brazilian subsidiary claiming that excise taxes were owed on certain intercompany loans made for centralized cash management purposes. These loans were characterized by the Tax Bureau as intercompany sales. Since that time, management and the Tax Bureau have held discussions and the subsidiary filed an administrative appeal seeking cancellation of the assessment. The Administrative Court upheld the assessment in December 2001. In 2002, the subsidiary filed a second appeal with the highest-level Administrative Court, again seeking cancellation of the assessment. In February 2007, the highest-level Administrative Court upheld the assessment. The Company requested a review of this decision. On April 23, 2008, the Brazilian Administrative Tax Tribunal issued its final decision upholding the assessment against the subsidiary. The Company filed an Annulment action in the Brazilian Judicial Courts in May 2008 along with a request for an injunction to suspend the tax collection. The injunction was denied but the Annulment action is being pursued. The Company obtained court approval to pledge certain properties and assets in Brazil during the pendency of the Annulment action in lieu of paying the assessment. The Company continues to believe it has a strong defense against the assessment and does not believe a loss contingency is probable. At December 31, 2008, the amount of the assessment, including tax, penalties, monetary correction and interest, is 62 Brazilian reais, or approximately $27.

CTA Acoustics—From the third quarter 2003 to the first quarter 2004, six lawsuits were filed against the Company and others in the 27th Judicial District, Laurel County Circuit Court, in Kentucky, arising from an explosion at a customer’s plant where seven plant workers were killed and other workers were injured. Lawsuits seeking recovery for wrongful death, emotional and personal injury and loss of consortium were settled in the fourth quarter 2005. The Company’s share of these settlement amounts was covered by insurance. The litigation also included claims by the Company’s customer against the Company for property damage, which was tried April 2007. In May 2007, a jury awarded CTA Acoustics $122 in damages related to their loss of property, plant and equipment in the 2003 explosion. The Company’s insurance carriers appealed the jury verdict, and on July 17, 2008, they agreed to a settlement with CTA Acoustics, which has been paid.

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

The Company is required to make minimum annual payments under these contracts as follows:

Year	Minimum Annual Purchase Commitments
2009	$133
2010	89
2011	75
2012	32
2013	24
2014 and beyond	94

Total minimum payments	447
Less: Amount representing interest	(55)

Present value of minimum payments	$392

14. Redeemable Preferred Stock

In May 2005, a subsidiary of the Company offered 14 million shares of Redeemable Series A Floating Rate Preferred Stock, par value $0.01 per share, and a liquidation preference of $25 per share (the “Preferred Stock”). On May 12, 2006, the Company paid $397 from the proceeds it received from amending its Senior Secured Credit Facilities to redeem all of this Preferred Stock. The Company recorded preferred stock accretion of $18 for the year ended December 31, 2006 against Paid-in deficit. In addition, for the year ended December 31, 2006, the Company recorded $15 of accretion related to the excess of the redemption price of the Preferred Stock over its carrying value at the date of redemption.

15. Pension and Non-Pension Postretirement Benefit Plans

The Company sponsors defined benefit pension plans covering most U.S. employees and certain non-U.S. employees primarily in Canada, Netherlands, Germany, France, Belgium and Malaysia. Depending on the plan, benefits are based on eligible compensation and/or years of credited service. Retirement benefits in other foreign locations are primarily defined contribution plans.

The Company also provides non-pension postretirement benefit plans to certain U.S. employees, to Canadian employees, and to certain employees in the Netherlands. The North American plans provide retirees and their dependents with limited medical and life insurance benefits. U.S. participants who are not eligible for Medicare are offered the same plans as active employees, but the premiums are paid by the retiree. Participants eligible for Medicare are provided with life insurance benefits. Canadian participants are provided with supplemental benefits to the respective provincial healthcare plan in Canada. The Netherlands’ plan provides a lump sum payment at retirement. The Company’s non-pension postretirement benefits are non-contributory except for the U.S. postretirement medical benefits which are contributory.

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

The following table presents the change in benefit obligation, change in plan assets and components of funded status for the Company’s defined benefit pension and non-pension postretirement benefit plans for the years ended December 31:

	Pension Benefits				Non-Pension Postretirement Benefits
	2008		2007		2008		2007
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in Benefit Obligation
Benefit obligation at beginning of year	$283	286	$279	277	$14	6	$17	6
Service cost	6	8	6	8	—	—	—	—
Interest cost	16	16	15	13	1	—	1	—
Actuarial (gains) losses	(7)	(6)	10	(36)	(1)	(1)	(2)	(2)
Foreign currency exchange rate changes	—	(16)	—	31	—	(1)	—	2
Benefits paid	(23)	(8)	(27)	(7)	(1)	—	(2)	—
Acquisitions / divestitures	—	—	—	2	—	—	—	—
Plan amendments	1	—	—	—	—	—	—	—
Plan curtailments / settlements	—	—	—	(3)	—	—	—	—
Employee contributions	—	1	—	1	—	—	—	—
Transfers in	—	1	—	—	—	—	—	—

Benefit obligation at end of year	276	282	283	286	13	4	14	6
Change in Plan Assets
Fair value of plan assets at beginning of year	223	149	228	127	—	—	—	—
Actual return on plan assets	(65)	2	9	(1)	—	—	—	—
Foreign currency exchange rate changes	—	(9)	—	15	—	—	—	—
Employer contribution	21	26	13	17	1	—	2	—
Benefits paid	(23)	(8)	(27)	(7)	(1)	—	(2)	—
Employee contributions	—	1	—	1	—	—	—	—
Transfers in	—	1	—	—	—	—	—	—
Settlements	—	—	—	(3)	—	—	—	—

Fair value of plan assets at end of year	156	162	223	149	—	—	—	—

Funded status of the plan at end of year	$(120)	$(120)	$(60)	$(137)	$(13)	$(4)	$(14)	$(6)

	Pension Benefits				Non-Pension Postretirement Benefits
	2008		2007		2008		2007
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Amounts recognized in the Consolidated Balance Sheets at December 31 consist of:
Other current liabilities	$—	$(4)	$—	$(3)	$(1)	$—	$(1)	$—
Long-term pension and post employment benefit obligations	(120)	(116)	(60)	(134)	(12)	(4)	(13)	(6)
Accumulated other comprehensive loss (income)	175	12	107	12	(47)	(5)	(58)	(6)

Net amounts recognized	$55	$(108)	$47	$(125)	$(60)	$(9)	$(72)	$(12)
Amounts recognized in Accumulated other comprehensive loss (income) at December 31 consist of:
Net actuarial loss (gain)	$176	$3	$109	$2	$(6)	$(3)	$(6)	$(4)
Net prior service (benefit) cost	(1)	9	(2)	10	(41)	(2)	(52)	(2)

Net amounts recognized	$175	$12	$107	$12	$(47)	$(5)	$(58)	$(6)

Accumulated benefit obligation	$265	$265	$269	$254
Pension plans with underfunded or non-funded accumulated benefit obligations at December 31:
Aggregate projected benefit obligation	$276	$123	$281	$134
Aggregate accumulated benefit obligation	265	115	267	120
Aggregate fair value of plan assets	156	6	221	8
Pension plans with projected benefit obligations in excess of plan assets at December 31:
Aggregate projected benefit obligation	$276	$282	$281	$286
Aggregate fair value of plan assets	156	162	221	149

The Arkema Acquisition during the year ended December 31, 2007 included two unfunded defined benefit plans with a total projected benefit obligation at the date of acquisition of $2.

The valuation of the U.S. plans at December 31, 2008 resulted in actuarial gains of $8 relating primarily to an increase in the discount rate and favorable experience. Actuarial gains of $7 arising from the valuation of the Non-U.S. plans at December 31, 2008 relate to the plans in Germany and Canada and primarily resulted from higher discount rates and favorable experience. The Company’s funded plans incurred unrealized actuarial losses in plan assets versus expected returns due to the downturn in the markets in the second half of 2008. These losses more than offset the gains in the projected benefit obligations, and resulted in net reductions in accumulated other comprehensive income.

The foreign currency impact reflected in these rollforward tables are primarily for changes in the euro and Canadian dollar versus the U.S. dollar.

For U.S. plans, assets of $156 and $223 at December 31, 2008 and 2007, respectively, relate to the Company’s funded pension plans that have an accumulated benefit obligation of $262 and $265 at December 31, 2008 and 2007, respectively. For International plans, assets of $162 and $149 at December 31, 2008 and 2007, respectively, relate to the Company’s funded pension plans that have an accumulated benefit obligation of $157 and $145 at December 31, 2008 and 2007, respectively.

Following are the components of net pension and non-pension postretirement expense (benefit) recognized by the Company for the years ended December 31:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2008	2007	2006	2008	2007	2006
Service cost	$6	$6	$6	$8	$8	$8
Interest cost on projected benefit obligation	16	15	15	16	13	12
Expected return on assets	(18)	(17)	(17)	(9)	(8)	(8)
Amortization of prior service cost	—	—	—	1	1	1
Recognized actuarial loss	8	9	9	—	2	3

Net expense	$12	$13	$13	$16	$16	$16

	Non-Pension Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
	2008	2007	2006	2008	2007	2006
Service cost	$—	$—	$—	$—	$—	$—
Interest cost on projected benefit obligation	1	1	1	—	—	—
Amortization of prior service benefit	(11)	(12)	(11)	—	—	—
Recognized actuarial gain	—	—	—	(1)	(1)	(1)
Settlement gain	—	—	—	—	(1)	(2)

Net benefit	$(10)	$(11)	$(10)	$(1)	$(2)	$(3)

The settlement gains recognized during the years ended December 31, 2007 and December 31, 2006 for non-pension postretirement plans resulted from lump sum payments made under the Netherlands’ plan.

The following amounts were recognized in other comprehensive income during the year ended December 31, 2008:

	Non-Pension
	Pension Benefits		Postretirement Benefits		Total
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Net actuarial losses (gains) arising during the year	76	1	(1)	(1)	75	—
Amortization of prior service (cost) benefit	—	(1)	11	—	11	(1)
Amortization of net (losses) gains	(8)	—	—	1	(8)	1

Loss (gain) recognized in other comprehensive income	68	—	10	—	78	—
Deferred income taxes	—	—	—	—	—	—

Loss (gain) recognized in other comprehensive income, net of tax	68	—	10	—	78	—

The amounts in Accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost (benefit) during the next fiscal year are as follows:

	Non-Pension
	Pension Benefits		Postretirement Benefits		Total
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Prior service cost (benefit)	$—	$1	$(11)	$—	$(11)	$1
Net actuarial loss (gain)	11	(1)	1	—	12	(1)

Determination of actuarial assumptions

The Company’s actuarial assumptions are determined separately for each plan, taking into account the demographics of the population, target asset allocations for funded plans, regional economic trends, statutory requirements and other factors that could impact the benefit obligation and plan assets.

The discount rates selected reflect the rate at which pension obligations could be effectively settled. Beginning in 2007, the Company selected the discount rates based on cash flow models using the yields of high-grade corporate bonds or the local equivalent with maturities consistent with the Company’s anticipated cash flow projections.

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

The weighted average rates used to determine the benefit obligations were as follows at December 31:

	Pension Benefits				Non-Pension Postretirement Benefits
	2008		2007		2008		2007
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	6.1%	5.8%	6.1%	5.5%	6.1%	7.1%	6.1%	5.5%
Rate of increase in future compensation levels	4.0%	3.3%	4.0%	3.3%	—	—	—	—
The weighted average assumed health care cost trend rates are as follows at December 31:
Health care cost trend rate assumed for next year	—	—	—	—	8.0%	7.9%	8.5%	8.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	—	—	—	—	5.0%	4.9%	5.0%	4.7%
Year that the rate reaches the ultimate trend rate	—	—	—	—	2015	2017	2015	2017

The weighted average rates used to determine net periodic pension expense (benefit) were as follows for the years ended December 31:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2008	2007	2006	2008	2007	2006
Discount rate	6.1%	5.8%	5.5%	5.5%	4.5%	4.3%
Rate of increase in future compensation levels	4.0%	4.0%	3.9%	3.3%	3.1%	3.3%
Expected long-term rate of return on plan assets	8.3%	8.3%	8.3%	5.8%	5.8%	6.3%

	Non-Pension Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
	2008	2007	2006	2008	2007	2006
Discount rate	6.1%	5.8%	5.6%	5.5%	5.1%	4.7%

A one-percentage-point change in the assumed health care cost trend rates would change the projected benefit obligation for international non-pension postretirement benefits by less than $1 and service cost and interest cost by a negligible amount. The impact on U.S. plans is negligible.

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

	Actual		Target 2009
	2008	2007
Weighted average allocations of U.S. pension plan assets at December 31:
Equity securities	54%	60%	62%
Debt securities	41%	35%	38%
Cash, short-term investments and other	5%	5%	—%

	100%	100%	100%

Weighted average allocations of non-U.S. pension plan assets at December 31:
Equity securities	12%	17%	21%
Debt securities	86%	78%	79%
Cash, short-term investments and other	2%	5%	—%

	100%	100%	100%

Projections of Plan Contributions and Benefit Payments

The Company expects to make contributions totaling $37 to its defined benefit pension plans in 2009.

Estimated future plan benefit payments as of December 31, 2008 are as follows:

	Pension Benefits		Non-Pension Postretirement Benefits
Year	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
2009	$25	$7	$1	$—
2010	25	8	1	—
2011	24	9	1	—
2012	23	10	1	—
2013	23	11	1	—
2014-2018	112	68	5	2

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

Defined Contribution Plans

The Company sponsors a number of defined contribution plans for its employees, primarily in the U.S., Canada, Europe and Asia. Full-time employees are eligible to participate immediately and may make pre-tax and after-tax contributions subject to plan and statutory limitations. For certain plans, the Company has the option to make contributions above the match provided in the plan based on financial performance. The Company incurred expense for contributions under these plans in 2008, 2007 and 2006 of $13, $13 and $10, respectively.

Non-Qualified, Profit-Sharing and Other Plans

The Company provides key executives with nonqualified benefit plans that provide participants with an opportunity to elect to defer compensation and also provide retirement benefits, or “top-ups”, in cases where executives cannot fully participate in the defined benefit or defined contribution plans because of plan or Internal Revenue Service limitations. The Company has elected to freeze benefits under its U.S. Non-Qualified plans beginning January 1, 2009. Most of the Company’s non-qualified benefit plans are unfunded; however, certain participants may elect to defer up to 50% of base wages and 100% of bonus pay in a funded Rabbi trust. Depending on the plan, certain deferrals are matched by the Company based on years of service. The liabilities related to defined pension top-up are included in the previously discussed defined benefit pension disclosures. The Company’s liability for the other components of these non-qualified benefit plans of $8 and $7 at December 31, 2008 and 2007, respectively, is included in Other long-term liabilities.

Certain employees also receive profit sharing contributions based on age and years of service. Contributions range from 1% to 15% on wages up to FICA limits and 2% to 20% on wages in excess of FICA limits. The Company’s contributions totaled $2 in 2008 and $3 in 2007.

The Company’s German subsidiaries offer a government subsidized early retirement program(“Altersteilzeit” or “AZT Plans”) to eligible employees, which are accounted for under the guidance of Emerging Issues Task Force Issue No. 05-5. The Company has liabilities for these arrangements totaling $3 and $2 for the years ended December 31, 2008 and 2007, respectively. The expense for these plans was $2 for the year ended December 31, 2008 and less than $1 for the years ended December 31, 2007 and 2006.

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

Also included in the Consolidated Balance Sheets at December 31, 2008 and 2007 are other post-employment benefit obligations relating to long-term disability of $5.

16. Shareholder’s Deficit

The Company has 82,556,847 shares of $0.01 par value common stock outstanding at December 31, 2008.

In December 2008, in connection with the settlement agreement with Huntsman, Hexion LLC made a capital contribution of $325 allowing the Company to fund the $325 termination fee and affiliates of Apollo paid a $200 settlement payment, while reserving all rights with respect to reallocation of the payments to certain other affiliates of Apollo. The $200 settlement payment made by Apollo has been treated as an expense by the Company with the credit to Paid-in capital at December 31, 2008. This settlement was considered an expense of the Company as the liability was joint and several between the Company and Apollo and the settlement by Apollo was caused by its relationship with the Company as a principal shareholder.

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

In conjunction with the Hexion Formation, the Company declared a dividend to its parent of $550, of which $523 was paid during 2005. The dividend was funded through proceeds from the issuance of preferred stock and from amounts borrowed under the Company’s credit facility. $13 was paid in 2007 and $2 was paid in 2008. The remainder is expected to be paid as required by our parent through 2012 and is classified in Other current liabilities.

17. Stock Option Plans and Stock Based Compensation

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

Resolution Performance Plan and Resolution Performance Director Plan

Resolution Performance adopted stock option plans under which options related to 727,134 shares on a post-combination and reverse split basis are available for grant. The right to grant options under these plans will expire in 2010, but the Company does not intend to make any future grants from these plans. Options granted under these plans were all nonqualified stock options. One third of the options granted vest ratably over a five-year period, while the remaining options (the “Resolution Performance Options”) vest after the eighth anniversary of the grant date. The Resolution Performance Options provided for accelerated vesting upon the sale of Resolution Performance and the achievement of certain financial targets. At the time of the Hexion Formation, these financial targets were not met, so vesting of the Resolution Performance Options was not accelerated. Options under both plans were granted at the fair market value on the date of the grant and expire thirty days following the eighth anniversary of the grant date. At the time of the Hexion Formation, all options that were granted to Resolution Performance directors under the Resolution Performance Director Plan vested and became exercisable. In December 2008, 337,506 stock option awards granted in 2000 and 2001 were modified to extend the option expiration date one year and 11 months. There was no incremental compensation cost resulting from the modification.

Resolution Performance Unit Plan

A grant of the equivalent of 191,276 Hexion LLC restricted units was made under the Resolution Performance Unit Plan to Mr. Schlanger, former Chairman and Chief Executive Office of Resolution Performance on November 14, 2000. Mr. Schlanger’s rights under the plan are fully vested and nonforfeitable. The restricted units were distributed to Mr. Schlanger in January 2009.

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

Borden Chemical Plan

In August 2004, BHI Acquisition adopted the Borden Chemical Plan, under which up to 3,670,635 options to purchase Hexion LLC units are available for grant to employees, consultants, and independent directors of Hexion. At December 31, 2008, there were 1,523,360 options under the Borden Chemical Plan available for future grant. The right to grant options under this plan will expire in 2014, but the Company does not intend to make any future grants from this plan. On August 12, 2004, Hexion LLC granted options to purchase 2,519,860 Hexion LLC membership units, half of which vest ratably over a five-year period, while the remainder (the “Performance Options”) vest after the eighth anniversary of the grant date. The Performance Options provide for accelerated vesting upon the sale of the Company and the achievement of certain financial targets. The options were granted at fair value, and were initially designated as liability awards as the value was determined by a formula. The options expire on the tenth anniversary of the grant date.

Hexion 2007 Long-Term Incentive Plan

On April 30, 2007, the Board of Managers of Hexion LLC adopted the Hexion LLC 2007 Long-Term Incentive Plan (the “2007 Plan”). The 2007 Plan provides for the grant of options to purchase units (with performance conditions) and restricted unit awards to selected employees of the Company. Options granted under the 2007 Plan cover common units of Hexion LLC and will become vested only if Apollo realizes certain internal rates of return on its investment in the Company from a sale or other transfer to independent third parties of a majority interest in Hexion LLC (the “performance condition”). Restricted unit awards granted under the 2007 Plan are payable on a one-for-one basis in common units of Hexion LLC and will generally vest on the third or fourth anniversary of the grant date, subject to accelerated vesting on a change in control of Hexion LLC. Restricted unit awards include the right to receive cash dividends (subject to the same vesting requirements as the underlying units), and any units that become vested will generally be paid upon a termination of the award recipient’s employment. A maximum of 1,700,000 common units of Hexion LLC may be subject to all awards granted under the 2007 Plan. At December 31, 2008, there were 970,000 awards under the 2007 Plan available for grant. On April 30, 2007, Hexion LLC granted 170,000 restricted unit awards and options to purchase 676,000 units (with performance conditions). Half of the restricted unit awards vest over three years, while the other half vest over four years. The options expire on the eighth anniversary of the grant date.

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

The Company recognized share-based compensation expense of $5, $5 and $6 for the years ended December 31, 2008, 2007 and 2006, respectively, which is included in Selling, general and administrative expense in the Consolidated Statements of Operations. The Company expects additional compensation expense of $10, which will be recognized over the vesting period of the underlying share-based awards. $8 is expected to be recognized ratably over a weighted-average period of 2.1 years, while the remaining $2 will be recognized upon an initial public offering or other future contingent event.

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

As a result of this remeasurement and modifications that were made at the Hexion Formation to the Resolution Performance Plan, the Resolution Specialty Plan, the 2004 Incentive Plan and the deferred compensation plan, the Company recognized a compensation charge of $5, $5 and $4 for the years ended December 31, 2008, 2007 and 2006, respectively.

Fair Value

The fair value of 2007 option award grants was calculated at the grant date using a modified Black-Scholes pricing model. Following is a summary of assumptions used to calculate fair value for the year ended December 31, 2007:

2007
Risk-free weighted average interest rates	4.47%
Expected lives (years)	4.3
Dividend rate	0%
Volatility	27.6%

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

The fair value of 2007 restricted unit awards is based upon the fair value of the Company’s common stock at the grant date.

Options Activity

Following is a summary of the Company’s stock option plan activity for the year ended December 31, 2008:

	Hexion LLC Common Units	Weighted Average Exercise Price	Intrinsic Value
Options outstanding at December 31, 2007	3,788,797	$7.07	$20
Options granted	—	—
Options exercised	(39,565)	$3.51
Options forfeited	(181,257)	$7.16

Options outstanding at December 31, 2008	3,567,975	$7.11	$—

Exercisable at December 31, 2008	1,600,155	$6.44	$—
Expected to vest at December 31, 2008	3,388,643	$7.16	$—

At December 31, 2008, exercise prices for options outstanding ranged from $3.51 to $29.42 with a weighted average remaining contractual life of 5.1 years. The weighted average remaining contractual life for options exercisable and options expected to vest was 4.3 and 5.1 years, respectively.

The weighted-average per share grant date fair value of options granted during 2007 was $1.76. The total amount of cash received and total intrinsic value (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) of options exercised during the years ended December 31, 2008, 2007 and 2006 was less than $1, $1 and $3, respectively.

Restricted Unit Activity

Following is a summary of the Company’s restricted unit plan activity for the year ended December 31, 2008:

	Hexion LLC Common Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2007	155,000	$10.81
Restricted units granted	—	—
Restricted units vested	—	—
Restricted units forfeited	(14,000)	10.81

Nonvested at December 31, 2008	141,000	$10.81

The weighted average remaining contractual life for restricted units outstanding was 1.8 years.

Stock-Based Deferred Compensation Plan

In 2004, in connection with the acquisition of Borden Chemical by Apollo, certain key employees of the Company deferred the receipt of compensation and were credited with a number of deferred stock units that were equal in value to the amount of compensation deferred. In total, the Company granted 1,007,944 deferred common stock units under the Hexion LLC 2004 Deferred Compensation Plan (the “2004 DC Plan”), which is an unfunded plan. Each unit gives the grantee the right to one common stock unit of Hexion LLC. Under the 2004 DC Plan, the deferred common stock units are not distributed to participants until their employment with the Company ends. At December 31, 2008, there were 836,384 undistributed units under the 2004 DC Plan.

18. Income Taxes

Income tax (benefit) expense detail for continuing operations for the years ended December 31 is as follows:

	2008	2007	2006
Current
Federal	$(6)	$—	$—
State and local	(4)	3	(2)
Foreign	6	44	34

Total current	(4)	47	32

Deferred
Federal	1	1	7
State and local	—	(6)	—
Foreign	(14)	2	(25)

Total deferred	(13)	(3)	(18)

Income tax (benefit) expense	$(17)	$44	$14

A reconciliation of the differences between income taxes for continuing operations that were computed at the federal statutory tax rate of 35% and provisions for income taxes for the years ended December 31 follows:

	2008	2007	2006
Income tax benefit computed at federal statutory tax rate	$(421)	$(8)	$(28)
State tax provision, net of federal benefits	2	2	—
Foreign tax rate differential	2	2	(4)
Foreign source income subject to U.S. taxation	3	—	6
Losses and other expenses (income) not deductible for tax	116	(5)	—
Increase in the taxes due to changes in valuation allowance	294	58	14
Additional tax on foreign unrepatriated earnings	(1)	—	35
Changes in enacted tax rates	(1)	(5)	(9)
Adjustments of prior year estimates and other	(11)	—	—

Income tax (benefit) expense	$(17)	$44	$14

Losses and other expenses not deductible for tax include the $200 non-cash push-down of settlement costs paid by Apollo (see Note 3) and increases in unrecognized tax benefits related to various intercompany transaction costs. The Company is reviewing the deductibility of these intercompany transaction costs and has not recognized a related tax benefit at December 31, 2008. The increase in the valuation allowance was due to the significant domestic losses in the U.S. for which no benefit can be recognized. The adjustment of prior year estimates was due to settlements with various taxing authorities.

The domestic and foreign components of the loss from continuing operations before income taxes for the years ended December 31 is as follows:

	2008	2007	2006
Domestic	$(1,031)	$(151)	$(137)
Foreign	(173)	128	57

	$(1,204)	$(23)	$(80)

The tax effects of significant temporary differences and net operating loss and credit carryforwards, which comprise the deferred tax assets and liabilities at December 31, is as follows:

	2008	2007
Assets
Non-pension post-employment benefit obligations	$7	$10
Accrued and other expenses	75	96
Loss and credit carryforwards	725	441
Pension liabilities	56	40

Gross deferred tax assets	863	587
Valuation allowance	(626)	(360)

Net deferred tax asset	237	227

Liabilities
Property, equipment and intangibles	(202)	(227)
Unrepatriated earnings of foreign subsidiaries	(99)	(90)
Amortization of intangibles	(31)	(27)

Gross deferred tax liabilities	(332)	(344)

Net deferred tax liability	$(95)	$(117)

The following table summarizes the presentation of the net deferred tax liability on the Consolidated Balance Sheets at December 31:

	2008	2007
Assets
Current deferred income taxes (Other current assets)	$2	$8
Long-term deferred income taxes (Other assets)	30	19
Liabilities
Current deferred income taxes (Other current liabilities)	(5)	(3)
Long-term deferred income taxes	(122)	(141)

Net deferred tax liability	$(95)	$(117)

Hexion LLC and its eligible subsidiaries file a consolidated U.S. Federal income tax return. As Hexion LLC is not a member of the registrant, its tax attributes are not reflected in the tables above. However, because Hexion LLC is the Company’s parent, the Company can utilize Hexion LLC’s attributes. These attributes are comprised of $366 of deferred interest deductions, which have significant restrictions on their use, $70 of net operating loss carryforwards, which expire starting in 2020, and capital loss carryforwards of $18, expiring in 2010. Hexion LLC maintains a full valuation allowance against these attributes because it is more likely than not that some portion of these assets will not be realized.

As of December 31, 2008, the Company has a $626 valuation allowance for a portion of its net deferred tax assets that management believes, more likely than not, will not be realized. In the United States, a consolidated return will be filed and future taxable income and losses of the consolidated group may be offset. The Company’s deferred tax assets include federal, state and foreign net operating losses carryforwards. The federal net operating loss carryforwards available are $1,459, which expire starting in 2020. The Company’s deferred assets also include minimum tax credits of $9, which are available indefinitely as well as capital loss carryforwards of $45, which were generated in 2005 and will begin to expire in 2010. A valuation allowance of $461 has been provided against these items. The Company had undistributed earnings of certain foreign subsidiaries of $166, on which deferred taxes have not been provided because these earnings are considered permanently invested outside of the United States.

The following table summarizes the changes in the valuation allowance for the years ending December 31, 2008 and 2007:

	Balance at Beginning of Period	Changes in related Gross Deferred Tax Assets/Liabilities	Charge/Release	Balance at End of Period
Valuation allowance on Deferred tax assets:
Year ended December 31, 2007	$224	$(2)	$138	$360
Year ended December 31, 2008	360	(30)	296	$626

Examination of Tax Returns

The Company conducts business globally and, as a result, certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examinations by taxing authorities throughout the world, including major jurisdictions such as Belgium, Brazil, Canada, the Czech Republic, France, Germany, Italy, South Korea, Netherlands and the United States.

The Internal Revenue Service completed auditing the Company’s federal tax returns for the years ended December 31, 2004 and 2006. The audits resulted in no changes for both years. In addition, certain state and foreign tax returns are under examination by various regulatory authorities.

The Company continuously reviews issues that are raised from ongoing examinations and open tax years to evaluate the adequacy of its liabilities. As the various taxing authorities continue with their audit/examination programs, the Company will adjust its reserves accordingly to reflect these settlements.

Unrecognized Tax Benefits

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). Upon adoption of FIN 48, the Company recorded $4 as an increase to Accumulated deficit for the cumulative effect of adoption. The liability for unrecognized tax benefits and related interest and penalties is included in Other long-term liabilities in the Consolidated Balance Sheets because payments are not anticipated to be made within one year of the balance sheet date. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2008	2007
Balance at beginning of year	$15	$15
Additions based on tax positions related to the current year	45	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	(3)	—
Settlements	—	—

Balance at end of year	$57	$15

During the year ended December 31, 2008, the company increased its amount of unrecognized tax benefits, including its accrual for interest and penalties, by $38 for various intercompany transactions and settlements with various taxing authorities. During the year ended December 31, 2008 and 2007, the Company recognized approximately $(1) and $2, respectively, in interest and penalties. The Company had approximately $21 and $22 accrued for the payment of interest and penalties at December 31, 2008 and 2007, respectively.

$57 of unrecognized tax benefits, if recognized, would affect the effective tax rate. The Company anticipates recognizing a range of $8 to $45 of the total amount of unrecognized tax benefits within the next 12 months as a result of receiving additional information from foreign jurisdictions related to transfer pricing.

19. Summarized Financial Information of Unconsolidated Affiliates

Summarized financial information of unconsolidated affiliates Asia Dekor Borden (Hong Kong) Chemical Company and Hexion UV Coatings (Shanghai) Co., Ltd as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Current assets	$18	$16
Noncurrent assets	3	3
Current liabilities	3	6
Equity	18	13

Net sales	$35	$30	$27
Gross profit	8	10	8
Pre-tax income	5	8	6
Net income	5	7	6

20. Segment Information

The Company’s business segments are based on the products that the Company offers and the markets that it serves. At December 31, 2008, the Company had four reportable segments: Epoxy and Phenolic Resins, Formaldehyde and Forest Products Resins, Coatings and Inks, and Performance Products. A summary of the major products of the Company’s reportable segments follows:

•	Epoxy and Phenolic Resins: epoxy resins and intermediates, composite resins, molding compounds, versatic acids and derivatives, phenolic specialty resins and epoxy coating resins

•	Formaldehyde and Forest Products Resins: forest products resins and formaldehyde applications

•	Coatings and Inks: polyester resins, alkyd resins, acrylic resins, vinylic resins and ink resins and additives

•	Performance Products: phenolic encapsulated substrates for oilfield and foundry applications

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

Net Sales to Unaffiliated Customers for the years ended December 31(1)(2)(3):

	2008	2007	2006
Epoxy and Phenolic Resins	$2,432	$2,370	$2,114
Formaldehyde and Forest Products Resins	2,033	1,776	1,524
Coatings and Inks	1,248	1,332	1,255
Performance Products	380	332	312

Total	$6,093	$5,810	$5,205

Segment EBITDA for the years ended December 31 (2)(3):

	2008	2007	2006
Epoxy and Phenolic Resins	$192	$334	$283
Formaldehyde and Forest Products Resins(4)	194	177	149
Coatings and Inks(4)	35	81	78
Performance Products	90	73	59
Corporate and Other	(50)	(54)	(45)

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.
(2)

Net sales and Segment EBITDA include the results of the Coatings Acquisition, Inks Acquisition, Orica A&R Acquisition and Arkema Acquisition from January 31, 2006, June 1, 2006, February 1, 2007, and November 1, 2007, respectively, and exclude the results from the Brazilian Consumer Divestiture since March 31, 2006.

(3)	Certain of the Company’s product lines have been realigned, resulting in reclassifications among segments. Prior period balances have been reclassified to conform to current presentations.
(4)

Included in Formaldehyde and Forest Products Resins Segment EBITDA are Earnings from unconsolidated entities, net of taxes of $1 for the years ended December 31, 2008, 2007 and 2006. Included in Coatings and Inks Segment EBITDA are Earnings from unconsolidated entities, net of taxes of $1, $3 and $2 for the years ended December 31, 2008, 2007 and 2006, respectively.

Depreciation and Amortization Expense for the years ended December 31(1):

	2008	2007	2006
Epoxy and Phenolic Resins	$104	$106	$95
Formaldehyde and Forest Products Resins	48	40	30
Coatings and Inks	33	30	24
Performance Products	6	6	5
Corporate and Other	12	16	17

Total	$203	$198	$171

Total Assets as of December 31(1):

	2008	2007
Epoxy and Phenolic Resins	$1,653	$1,910
Formaldehyde and Forest Products Resins	724	913
Coatings and Inks	541	675
Performance Products	102	112
Corporate and Other	160	396

Total	$3,180	$4,006

Capital Expenditures for the years ended December 31(1)(2):

	2008	2007	2006
Epoxy and Phenolic Resins	$60	$60	$65
Formaldehyde and Forest Products Resins	46	32	31
Coatings and Inks	19	22	17
Performance Products	4	4	8
Corporate and Other	5	5	4

Total	$134	$123	$125

(1)	Certain of the Company’s product lines have been realigned, resulting in reclassifications among segments. Prior period balances have been reclassified to conform to current presentations.
(2)	Includes capitalized interest costs that are incurred during the construction of property and equipment.

Reconciliation of Segment EBITDA to Net Loss:

	2008	2007	2006
Segment EBITDA:
Epoxy and Phenolic Resins	$192	$334	$283
Formaldehyde and Forest Products Resins	194	177	149
Coatings and Inks	35	81	78
Performance Products	90	73	59
Corporate and Other	(50)	(54)	(45)
Reconciliation:
Items not included in Segment EBITDA
Terminated merger and settlement costs	(1,027)	—	—
Transaction costs	—	(1)	(20)
Integration costs	(27)	(38)	(57)
Non-cash charges	(26)	(54)	(22)
Unusual items:
Gain on divestitures of assets	5	8	39
Purchase accounting effects/inventory step-up	—	(1)	(3)
Discontinued operations	—	—	(14)
Business realignments	(41)	(21)	2
Derivative settlements	(37)	—	—
Other	(8)	(17)	(10)

Total unusual items	(81)	(31)	14

Total adjustments	(1,161)	(124)	(85)
Interest expense, net	(304)	(310)	(242)
Loss on extinguishment of debt	—	—	(121)
Income tax benefit (expense)	17	(44)	(14)
Depreciation and amortization	(203)	(198)	(171)

Net loss	$(1,190)	$(65)	$(109)

Items not included in Segment EBITDA

Terminated merger and settlement costs primarily represented accounting, consulting, tax and legal costs related to the terminated Huntsman merger and related litigation, including the $550 payment to Huntsman to terminate the merger and settle litigation and the non-cash push-down of settlement costs paid by Apollo of $200. Terminated merger and settlement costs also include the write-off of previously deferred acquisition costs.

In 2006, Transaction costs primarily represented the write-off of deferred accounting, legal and printing costs as the result of the Company’s suspension of its IPO, as well as costs from terminating acquisition activities.

Integration costs primarily represented redundancy and incremental administrative costs for integration programs as a result of the Hexion Formation and other acquisitions, as well as costs to implement a single, company-wide, management information and accounting system and a new consolidations and financial reporting system.

Non-cash charges primarily represented stock-based compensation expense, impairments of property, plant and equipment and unrealized derivative and foreign exchange gains and losses. In 2008, Non-cash charges also included accelerated depreciation on closing facilities and goodwill and intangible asset impairments.

Not included in Segment EBITDA are certain non-cash and certain non-recurring income or expenses that are deemed by management to be unusual in nature. For 2008, these items consisted of business realignment costs, derivative settlements, realized foreign exchange gains and losses, management fees, a gain on the sale of a portion of the Company’s ownership in HA-International, LLC (“HAI”) and a gain on the sale of certain assets of a non-core product line. For 2007, these items consisted of gains on sale of assets, a gain on the sale of a portion of the Company’s ownership in HAI, business realignment costs, income related to the European solvent coating resins business (the “announced Alkyds Divestiture”), management fees, realized foreign currency activity and costs to settle a lawsuit. For 2006, these items primarily consisted of a gain recognized on the Brazilian Consumer Divestiture, a charge related to the discontinued operations of Taro Plast, business realignments, and the Alkyds Divestiture.

Geographic Information

Sales to Unaffiliated Customers for the years ended December 31(1):

	2008	2007	2006
United States	$2,557	$2,466	$2,349
Netherlands	1,222	1,194	704
Germany	494	399	510
Canada	276	330	368
Other international	1,544	1,421	1,274

Total	$6,093	$5,810	$5,205

(1)	Sales are attributed to the country in which the individual business locations reside.

Long-Lived Assets as of December 31:

	2008	2007
United States	$631	$650
Netherlands	316	341
Germany	146	168
Canada	63	83
Other international	305	373

Total	$1,461	$1,615

Product Line Information

Net Sales to Unaffiliated Customers for the years ended December 31:

	2008	2007	2006
Epoxy resins and intermediates	$1,501	$1,449	$1,290
Forest products resins	1,478	1,288	1,089
Coating products	845	937	928
Phenolic specialty resins	630	608	598
All other(1)	1,639	1,528	1,300

Total	$6,093	$5,810	$5,205

(1)	Net sales of other product lines that individually account for less than 10% of consolidated Net sales.

21. Guarantor/Non-Guarantor Subsidiary Financial Information

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

All of the subsidiary issuers and subsidiary guarantors are 100% owned by Hexion. All guarantees are full and unconditional, and are joint and several. There are no significant restrictions on the ability of the Company to obtain funds from its domestic subsidiaries by dividend or loan. While the Company’s Australian and New Zealand subsidiaries and HAI are restricted in the payment of dividends and intercompany loans due to the terms of their credit facilities, there are no material restrictions on the Company’s ability to obtain cash from the remaining non-guarantor subsidiaries.

This information includes allocations of corporate overhead to the combined non-guarantor subsidiaries based on net sales. Income tax expense has been provided on the combined non-guarantor subsidiaries based on actual effective tax rates. All other tax expense is reflected in the parent.

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements

(dollars in millions)

YEAR ENDED DECEMBER 31, 2008

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,656	$—	$—	$3,904	$(467)	$6,093
Cost of sales	2,417	—	—	3,517	(467)	5,467

Gross profit	239	—	—	387	—	626
Selling, general and administrative expense	110	—	1	282	—	393
Terminated merger and settlement costs	868	—	—	159	—	1,027
Integration costs	17	—	—	10	—	27
Other operating expense (income), net	18	1	(2)	55	—	72

Operating (loss) income	(774)	(1)	1	(119)	—	(893)
Interest expense, net	160	77	—	67	—	304
Intercompany interest expense (income)	93	(90)	(1)	(2)	—	—
Other non-operating (income) expense, net	(5)	10	1	1	—	7

(Loss) income from continuing operations before income tax, earnings from unconsolidated entities and minority interest	(1,022)	2	1	(185)	—	(1,204)
Income tax (benefit) expense	(12)	(1)	—	(4)	—	(17)

(Loss) income from continuing operations before earnings from unconsolidated entities and minority interest	(1,010)	3	1	(181)	—	(1,187)
Earnings from unconsolidated entities, net of taxes	(175)	—	6	2	169	2
Minority interest in net income of consolidated subsidiaries	(5)	—	—	—	—	(5)

Net (loss) income	$(1,190)	$3	$7	$(179)	$169	$(1,190)

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements

(dollars in millions)

YEAR ENDED DECEMBER 31, 2007

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,464	$—	$—	$3,581	$(235)	$5,810
Cost of sales	2,153	—	—	3,101	(235)	5,019

Gross profit	311	—	—	480	—	791
Selling, general and administrative expense	171	—	—	219	—	390
Transaction costs	1	—	—	—	—	1
Integration costs	14	—	—	24	—	38

Other operating expense (income), net	7	—	(4)	57	—	60

Operating income	118	—	4	180	—	302
Interest expense, net	181	82	—	47	—	310

Intercompany interest expense (income)	72	(95)	(1)	24	—	—
Other non-operating expense (income), net	(11)	10	—	16	—	15

(Loss) income from continuing operations before income tax, earnings from unconsolidated entities and minority interest	(124)	3	5	93	—	(23)
Income tax expense (benefit)	(2)	3	—	43	—	44

(Loss) income from continuing operations before earnings from unconsolidated entities and minority interest	(122)	—	5	50	—	(67)
Earnings from unconsolidated entities, net of taxes	59	—	3	4	(62)	4
Minority interest in net income of consolidated subsidiaries	(2)	—	—	—	—	(2)

Net (loss) income	$(65)	$—	$8	$54	$(62)	$(65)

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements

(dollars in millions)

YEAR ENDED DECEMBER 31, 2006

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,283	$—	$—	$3,199	$(277)	$5,205
Cost of sales	1,992	—	—	2,770	(277)	4,485

Gross profit	291	—	—	429	—	720
Selling, general and administrative expense	209	—	—	175	—	384
Transaction costs	18	—	—	2	—	20
Integration costs	37	—	—	20	—	57
Intercompany royalty expense (income)	6	—	(6)	—	—	—
Other operating expense (income), net	(2)	—	(5)	(20)	—	(27)

Operating income (loss)	23	—	11	252	—	286
Interest expense, net	147	67	—	28	—	242
Loss on extinguishment of debt	121	—	—	—	—	121
Intercompany interest expense (income)	33	(75)	(1)	43	—	—
Other non-operating expense (income), net	(78)	75	—	6	—	3

(Loss) income from continuing operations before income tax, earnings from unconsolidated entities and minority interest	(200)	(67)	12	175	—	(80)
Income tax expense (benefit)	7	(6)	—	13	—	14

(Loss) income from continuing operations before earnings from unconsolidated entities and minority interest	(207)	(61)	12	162	—	(94)
Earnings from unconsolidated entities, net of taxes	102	—	8	4	(111)	3
Minority interests in net loss of consolidated subsidiaries	(4)	—	—	—	—	(4)

(Loss) income from continuing operations	(109)	(61)	20	166	(111)	(95)
Loss from discontinued operations	—	—	—	(14)	—	(14)

Net (loss) income	$(109)	$(61)	$20	$152	$(111)	$(109)

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements

(dollars in millions)

DECEMBER 31, 2008

CONDENSED CONSOLIDATING BALANCE SHEET

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$23	$—	$—	$104	$—	$127
Short-term investments	—	—	—	7	—	7
Accounts receivable, net	180	—	—	402	—	582
Inventories:
Finished and in-process goods	147	—	—	181	—	328
Raw materials and supplies	51	—	—	90	—	141
Other current assets	31	—	—	53	—	84

Total current assets	432	—	—	837	—	1,269

Other assets
Investment in subsidiaries	610	—	24	—	(634)	—
Other assets	35	13	—	60	—	108

	645	13	24	60	(634)	108
Property and equipment, net	624	—	—	837	—	1,461
Goodwill	94	—	—	76	—	170
Other intangible assets, net	74	—	—	98	—	172

Total assets	$1,869	$13	$24	$1,908	$(634)	$3,180

Liabilities and Shareholder’s (Deficit) Equity
Current liabilities
Accounts and drafts payable	$146	$—	$—	$226	$—	$372
Accounts (receivable from) payable to affiliates	(170)	(5)	(5)	180	—	—
Debt payable within one year	58	—	—	55	—	113
Loans payable to (receivable from) affiliates	599	—	(3)	(596)	—	—
Interest payable	40	10	—	1	—	51
Income taxes payable	14	—	—	20	—	34
Other current liabilities	222	—	—	87	—	309

Total current liabilities	909	5	(8)	(27)	—	879
Long-term debt	2,112	825	—	809	—	3,746
Intercompany loans payable (receivable)	529	(805)	(11)	287	—	—
Long-term pension and post employment benefit obligations	136	—	—	123	—	259
Deferred income taxes	37	—	—	85	—	122
Other long-term liabilities	103	—	—	25	—	128
Advance from affiliates	225	—	—	—	—	225

Total liabilities	4,051	25	(19)	1,302	—	5,359

Minority interest in consolidated subsidiaries	36	—	—	3	—	39
Shareholder’s (deficit) equity	(2,218)	(12)	43	603	(634)	(2,218)

Total liabilities and shareholder’s (deficit) equity	$1,869	$13	$24	$1,908	$(634)	$3,180

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements

(dollars in millions)

DECEMBER 31, 2007

CONDENSED CONSOLIDATING BALANCE SHEET

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$107	$—	$—	$92	$—	$199
Accounts receivable, net	239	4	—	631	—	874
Inventories:
Finished and in-process goods	183	—	—	235	—	418
Raw materials and supplies	71	—	—	114	—	185
Other current assets	39	—	—	39	—	78

Total current assets	639	4	—	1,111	—	1,754

Other assets
Investment in subsidiaries	861	—	23	—	(884)	—
Other assets	156	14	—	53	—	223

	1,017	14	23	53	(884)	223
Property and equipment, net	641	—	—	974	—	1,615
Goodwill	101	—	—	105	—	206
Other intangible assets, net	82	—	—	126	—	208

Total assets	$2,480	$18	$23	$2,369	$(884)	$4,006

Liabilities and Shareholder’s Deficit
Current liabilities
Accounts and drafts payable	$279	$—	$—	$439	$—	$718
Accounts payable to (receivable from) affiliates	20	(5)	(8)	(7)	—	—
Debt payable within one year	29	—	—	56	—	85
Loans payable to (receivable from) affiliates	413	—	—	(413)	—	—
Interest payable	43	10	—	1	—	54
Income taxes payable	13	—	—	34	—	47
Other current liabilities	144	—	—	198	—	342

Total current liabilities	941	5	(8)	308	—	1,246
Long-term debt	2,153	825	—	657	—	3,635
Intercompany loans payable (receivable)	529	(901)	(13)	385	—	—
Long-term pension and post employment benefit obligations	80	—	—	140	—	220
Deferred income taxes	39	—	—	102	—	141
Other long-term liabilities	116	—	—	22	—	138

Total liabilities	3,858	(71)	(21)	1,614	—	5,380

Minority interest in consolidated subsidiaries	8	—	—	4	—	12
Shareholder’s (deficit) equity	(1,386)	89	44	751	(884)	(1,386)

Total liabilities and shareholder’s deficit (equity)	$2,480	$18	$23	$2,369	$(884)	$4,006

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements

(dollars in millions)

YEAR ENDED DECEMBER 31, 2008

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(825)	$3	$(7)	$197	$—	$(632)

Cash flows (used in) provided by investing activities
Capital expenditures	(59)	—	—	(75)	—	(134)
Dividend from subsidiary	8	—	—	—	(8)	—
Change in restricted cash	—	—	—	(6)	—	(6)
Purchases of investments	—	—	—	(7)	—	(7)
Proceeds from the sale of assets	—	—	5	8	—	13

	(51)	—	5	(80)	(8)	$(134)

Cash flows provided by (used in) financing activities
Net short-term debt (repayments) borrowings	(5)	—	—	13	—	8
Borrowings of long-term debt	389	—	—	703	—	1,092
Repayments of long-term debt	(396)	—	—	(533)	—	(929)
Affiliated loan borrowings (repayments)	232	(3)	7	(236)	—	—
Capital contribution from parent	325	—	—	—	—	325
Contingent affiliate advance	225	—	—	—	—	225
Dividends paid	(2)	—	(5)	(3)	8	(2)
Minority interest in variable interest entity	24	—	—	—	—	24
Cash settlement of derivatives	—	—	—	(37)	—	(37)

	792	(3)	2	(93)	8	706

Effect of exchange rates on cash and cash equivalents	—	—	—	(18)	—	(18)

(Decrease) increase in cash and cash equivalents	(84)	—	—	6	—	(78)
Cash and cash equivalents at beginning of year	107	—	—	92	—	199

Cash and cash equivalents at end of year	$23	$—	$—	$98	$—	$121

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements

(dollars in millions)

YEAR ENDED DECEMBER 31, 2007

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(103)	$—	$1	$276	$—	$174

Cash flows (used in) provided by investing activities
Capital expenditures	(54)	—	—	(68)	—	(122)
Capitalized interest	(1)	—	—	—	—	(1)
Acquisition of businesses, net of cash acquired	—	—	—	(130)	—	(130)
Dividend from subsidiary	12	—	6	—	(18)	—
Deferred acquisition costs	(101)	—	—	—	—	(101)
Proceeds from sale of assets	—	—	5	14	—	19

	(144)	—	11	(184)	(18)	(335)

Cash flows provided by (used in) financing activities
Net short-term debt borrowings (repayments)	(2)	—	—	3	—	1
Borrowings of long-term debt	766	—	—	1,639	—	2,405
Repayments of long-term debt	(806)	—	—	(1,294)	—	(2,100)
Affiliated loan (repayments) borrowings	404	—	(1)	(403)	—	—
Dividends paid	(13)	—	(11)	(7)	18	(13)
Long-term debt and credit facility financing fees	(2)	—	—	(3)	—	(5)

	347	—	(12)	(65)	18	288

Effect of exchange rates on cash and cash equivalents	—	—	—	8	—	8

Increase (decrease) in cash and cash equivalents	100	—	—	35	—	135
Cash and cash equivalents at beginning of year	7	—	—	57	—	64

Cash and cash equivalents at end of year	$107	$—	$—	$92	$—	$199

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements

(dollars in millions)

YEAR ENDED DECEMBER 31, 2006

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) from operating activities	$(108)	$—	$3	$126	$—	$21

Cash flows provided by (used in) from investing activities
Capital expenditures	(73)	—	—	(49)	—	(122)
Capitalized interest	(2)			(1)		(3)
Acquisition of business, net of cash acquired	(48)	—	—	(153)	—	(201)
Proceeds from the sale of business	—	—	5	42	—	47
Insurance proceeds from casualty loss	2	—	—	—	—	2

	(121)	—	5	(161)	—	(277)

Cash flows provided by (used in) financing activities
Net short-term debt borrowings (repayments)	3	—	—	10	—	13
Borrowings of long-term debt	3,717	—	—	754	—	4,471
Repayments of long-term debt	(2,671)	—	—	(762)	—	(3,433)
Proceeds from issuance of preferred stock, net of issuance costs	(397)	—	—	—	—	(397)
Affiliated loan (repayments) borrowings	80	—	7	(87)	—	—
Deferred financing costs	(38)	—	—	—	—	(38)
IPO related costs	(4)	—	—	—	—	(4)
Dividends paid	(462)	—	(15)	(8)	—	(485)
Discontinued operations	—	—	—	1	—	1

	228	—	(8)	(92)	—	128

Effect of exchange rates on cash and cash equivalents	—	—	—	9	—	9

Increase (decrease) in cash and cash equivalents	(1)	—	—	(118)	—	(119)
Cash and cash equivalents at beginning of year	8	—	—	175	—	183

Cash and cash equivalents at end of year	$7	$—	$—	$57	$—	$64

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of

Hexion Specialty Chemicals, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hexion Specialty Chemicals, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 15 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit and other postretirement plans as of December 31, 2006. As discussed in Note 18 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions as of January 1, 2007.

PricewaterhouseCoopers LLP

Columbus, Ohio

March 11, 2009

Schedule II – Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Additions		Deductions	Balance at End of Period
		Charged to cost and expenses(1)	Charged to other accounts
Allowance for Doubtful Accounts:
Year ended December 31, 2008	$22	$3	$—	$(1)	$24
Year ended December 31, 2007	21	2	—	(1)	22
Year ended December 31, 2006	19	5	—	(3)	21

(1)	Includes the impact of foreign currency translation

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T) - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we, under the supervision and with the participation of our Disclosure Committee and our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

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

We have assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (COSO). Based on our assessment, we have concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective based on those criteria.

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

On March 9, 2009, the Compensation Committee of the Board of Directors of the Company approved the Hexion Specialty Chemicals, Inc. 2009 Incentive Compensation Plan (the “2009 Plan”). Each of our executive officers and other specified members of management are eligible to participate in the 2009 Plan. Under the 2009 Plan, participants earn cash bonus compensation based upon the achievement of business unit, division, and/or overall Company financial targets, environmental safety and health goals, and cash flow targets. Any payments under the plan are subject to the approval of the Company’s audited annual financial results by our Audit Committee and are normally paid in April of the following year. The 2009 Plan is filed as an exhibit to this Annual Report on Form 10-K.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters and Control Persons

Set forth below are the names, ages and current positions of our executive officers and directors as of March 2, 2009.

Name	Age	Position
Craig O. Morrison	53	Director, Chairman, President and Chief Executive Officer
William H. Carter	55	Director, Executive Vice President and Chief Financial Officer
Marvin O. Schlanger	60	Director, Vice Chairman
Joseph P. Bevilaqua	53	Executive Vice President, President – Epoxy and Phenolic Division
Peter J. Hartland	51	Executive Vice President, President – Coatings and Inks Division
Dale N. Plante	51	Executive Vice President, President – Forest Products Division
Judith A. Sonnett	52	Executive Vice President, Human Resources
Joseph Chan	53	Executive Vice President – Asia
Mary Ann Jorgenson	67	Executive Vice President and General Counsel
Richard L. Monty	61	Executive Vice President – Environmental Health and Safety
George F. Knight	52	Senior Vice President – Finance and Treasurer
Joshua J. Harris	44	Director
Scott M. Kleinman	36	Director
Robert V. Seminara	37	Director
Jordan C. Zaken	34	Director

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

Marvin O. Schlanger was elected Director and Vice Chairman of the Board of Directors of the Company on June 29, 2005. Mr. Schlanger served as Chairman and Chief Executive Officer of Resolution Performance and RPP Capital Corporation since November 2001 until the closing of the Hexion Formation. Since October 1998, Mr. Schlanger has been a principal in the firm of Cherry Hill Chemical Investments, LLC, which provides management services and capital to the chemical and allied industries. Mr. Schlanger is also a director of AmeriGas Partners L.P., UGI Corporation, UGI Utilities, and Momentive Performance Materials, Inc., and a director and Chairman of the Board of CEVA Group Plc. Prior to the Hexion Formation, he was a director and Chairman of the Board of RPP Capital and Resolution Specialty Materials, Inc. Mr. Schlanger is Chairman of the Environmental, Health and Safety Committee of the Board of Directors.

Joseph P. Bevilaqua is an Executive Vice President and President of the Epoxy and Phenolics Division, a position he has held since August 10, 2008. Prior to that, he was Executive Vice President and President of the Phenolic and Forest Products Division, a position he held from January 2004 to August 2008. Mr. Bevilaqua joined the Company in April 2002 as Vice President—Corporate Strategy and

Development. From February 2000 to March 2002, he was the Vice President and General Manager of Alcan’s global plastics packaging business. Prior to Alcan, Mr. Bevilaqua served in leadership positions with companies such as General Electric, Woodbridge Foam Corporation and Russell-Stanley Corporation.

Peter J. Hartland was elected an Executive Vice President and appointed President of the Coatings and Inks Division on January 5, 2009. In this role, Mr. Hartland is responsible for the Company’s global coatings and inks businesses, including polyester resins, acrylic resins, and ink resins and additives. Mr. Hartland has held a number of general management and functional leadership roles during his twenty-four years with the Company and its predecessor, Borden Chemical, Inc. Prior to retiring from the Company in April 2006, Mr. Hartland, located in the U.K., held the position of Vice President Global Phenolic Resins from May 2005. Prior to May 2005, Mr. Hartland was European Managing Director for Borden Chemical Inc, a position he held from August 2001.

Dale N. Plante was elected an Executive Vice President and appointed President of the Forest Products Division on September 1, 2008. In this role, Mr. Plante is responsible for the Company’s global forest products resins and formaldehyde businesses, as well as our Australian-based Applied Technology Group additives business. Mr. Plante has held a number of assignments with increasing responsibility in his twenty-seven years in the forest products sector with the Company and its predecessor, Borden Chemical, Inc. Prior to becoming President of the Forest Products division, in 2005 Mr. Plante relocated to Rotterdam to become Managing Director of Forest Products and Formaldehyde – Europe. Prior to 2005, Mr. Plante was located in Canada working for the Company’s Canadian subsidiary and, from 2004-2005 was North American Sales Manager – Wood Fiber.

Judith A. Sonnett was elected Executive Vice President, Human Resources in September 2007. She has served in various HR leadership roles for the Company and its predecessor, Borden Chemical, Inc., since November 1998. Prior to her election to the position she currently holds, Ms. Sonnett was Vice President, People and Organizational Development from November 2004 thru September 2007, and prior to that, she held the title Vice President, Human Resources for Borden Chemical Inc. from November 1998 thru November 2004. From 1995 to 1998 Ms. Sonnett worked in Human Resources for W.L. Gore and Associates.

Joseph Chan was elected an Executive Vice President for the Company and appointed Managing Director -Asia on January 5, 2009. In this role, Mr. Chan leads the Company’s business expansion efforts in Asia and the building of regional infrastructure and shared services support across the three divisions. Prior to that, from October 2006 through December 2008, Mr. Chan held the position of Vice President- Asia for the Epoxy and Coatings Resins Division. Prior to joining the Company, from May 2000 to September 2006, Mr. Chan was the Regional Director—Asia Pacific for Johnson Polymer LLC.

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

Joshua J. Harris was elected a director of the Company on August 12, 2004. Mr. Harris is a founding Senior Partner at Apollo and has served as an officer of certain affiliates of Apollo since 1990. Prior to that time, Mr. Harris was a member of the Mergers and Acquisitions Department of Drexel Burnham Lambert Incorporated. Mr. Harris is also a director of the general partner of Apollo Alternative Assets, L.P., Apollo Global Management, LLC., Berry Plastics Group, CEVA Logistics, Momentive Performance Materials, Noranda Aluminum and several non-profit organizations. Prior to the Hexion Formation, Mr. Harris was a director of Resolution Performance Products LLC and Resolution Specialty Materials, Inc. He is Chairman of the Executive Committee and the Compensation Committee of the Board of Directors.

Scott M. Kleinman was elected a director of the Company on August 12, 2004. Mr. Kleinman is a Partner at Apollo, where he has worked since February 1996. Prior to that time, Mr. Kleinman was employed by Smith Barney Inc. in its Investment Banking division. Mr. Kleinman is also a director of Verso Paper Corp., Momentive Performance Materials, Noranda Aluminum, and Realogy Corporation. Prior to the Hexion Formation, Mr. Kleinman was also a director of Resolution Performance Products LLC and Resolution Specialty Materials, Inc. He is a member of the Executive, Audit and Environmental, Health and Safety Committees of the Board of Directors.

Robert V. Seminara was elected a director of the Company on August 12, 2004. Mr. Seminara is a Partner at Apollo, where he has worked since January 2003. From June 1996 to January 2003, Mr. Seminara served as an officer in the private equity investment group at Evercore Partners LLC, where he held the title Managing Director. Mr. Seminara is also a director of Berry Plastics Group. He is Chairman of the Audit Committee of the Board of Directors.

Jordan C. Zaken was elected a director of the Company on June 29, 2005. Mr. Zaken is a Partner at Apollo, where he has worked since 1999. Prior to that time, Mr. Zaken was employed by Goldman, Sachs & Co. in its Mergers and Acquisitions Department. Mr. Zaken is also a director of Verso Paper Corp. He is a member of the Compensation and Environmental, Health and Safety Committees of the Board of Directors.

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

ITEM 11 - EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Oversight of the Executive Compensation Program

The Compensation Committee of our Board of Directors (the “Committee”) is responsible for establishing and monitoring compliance with our executive compensation philosophy. The Committee’s overarching goal is that the compensation and benefits provided to executives are reasonable, fair and competitive. The Committee has the authority to approve all executive compensation, equity, and benefit programs.

The Committee sets the principles and strategies that guide the design of our executive compensation program. They annually evaluate the performance and compensation levels of the Chief Executive Officer (the “CEO”) and each of the executive officers who report directly to the CEO. Based on this evaluation, the Committee establishes and approves each executive’s compensation level, including base salary, and annual and long-term incentive opportunities, including any equity-based awards. Throughout this discussion, we refer to the executives named in the Summary Compensation Table in Part III, Item 11 of this Annual Report as the “Named Executive Officers.” We also refer to our CEO and the executives who report directly to him as the “Senior Leadership Team.” The Senior Leadership Team is currently comprised of 14 individuals. The employment of two of our 2008 Named Executive Officers ended in September 2008 and February 2009. Their 2008 compensation and severance are included herein.

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

Our annual compensation review process includes an evaluation of executive compensation to ensure that the incentives are not only aligned with the Company’s strategic goals, but also enable us to attract and retain a highly qualified and effective management team. The Committee bases its executive compensation decisions on the following philosophy:

•	The compensation program should be designed to support the business with an emphasis on critical short-term objectives and long-term strategy;

•	Each executive’s total compensation should correlate to the scope of his or her responsibilities and relative contribution to the Company’s performance; and,

•	A significant portion of each executive’s total compensation should be variable and contingent upon the achievement of specific financial and operational performance goals.

Our general philosophy is to set base salaries at levels comparable to the general market for the given position, and provide the opportunity for short-term and long-term incentive compensation that will exceed the general market if we perform above target levels. The Committee does not believe in providing perquisites to our executives, other than in international locations where certain perquisites are customary.

Roles and Responsibilities

The Committee makes all final decisions regarding the compensation of our Senior Leadership Team, and is also responsible for approving equity award grants for all other employees. These decisions, other than the compensation of our CEO, are based on recommendations made by the CEO and the Executive Vice President of Human Resources. The CEO’s compensation is determined by the Committee in consultation with the Executive Vice President of Human Resources. The Committee uses its discretion and judgment in accepting or modifying management’s recommendations in making its final compensation decisions.

Use of Compensation Data

In setting executive compensation levels, the Committee considers general market data on total compensation packages provided to executives with similar responsibilities at comparable companies within the chemical industry, as well as companies of similar revenues and operational complexity outside the chemical industry. We also have access to a variety of salary surveys, including Hay Group PayNet, Towers Perrin Executive Compensation Database, and Watson Wyatt Data Services. When making its executive compensation decisions, the Committee does not engage in formal benchmarking against any peer group of companies, but uses this external data as a reference point and evaluates each executive’s scope of responsibility, his or her specific role in value creation, and overall contributions to Company performance.

The Committee also reviews historical total compensation data on each executive, which includes base salary, target and actual annual incentive compensation and long-term incentive compensation, including equity ownership.

Executive Compensation Components

The following paragraphs describe and analyze the essential components of our executive compensation program: base salaries, annual incentive awards, long-term incentive awards, retirement benefits, international assignment compensation, and severance benefits.

Base Salaries

We provide our executives with an annual, fixed base salary commensurate with their professional status, accomplishments and scope of responsibility. The Committee reviews our executives’ base salary levels annually in conjunction with the annual performance review. In addition, the Committee reviews base salaries in conjunction with promotions or significant changes in job responsibilities. When approving increases to base salaries, the Committee considers many factors including job performance, total target compensation, impact on value creation, and the competitive marketplace. We believe that it is appropriate that the base salaries of our CEO and Chief Financial Officer are set higher than those of our other executive officers due to the broad scope of responsibilities they have for the overall operations of the Company. The base salaries of our Division Presidents, in relation to each other, generally reflect the size and complexity of the business operations they manage. In March 2008, during its annual compensation review, the Committee approved merit increases for our Named Executive Officers in the range of 4% to 5%, based upon prior year performance. Mr. Morrison’s salary was additionally increased by approximately 10% to more closely align his salary with CEO’s at companies of similar revenue size and complexity and in recognition of his leadership since the Company’s formation. In August 2008, we realigned our business divisions, and. in connection with Mr. Bevilaqua’s appointment as the President of the reorganized Epoxy, Phenolics and Resins Division, his base salary was increased by 13%, in recognition of the additional responsibilities pertaining to the Company’s largest division. Also at this time, Ms. Coffin’s base salary was increased 13% in recognition of the increased complexity and responsibilities she assumed as the President of the reorganized Coatings and Inks Division.

In 2009, in anticipation of a continued economic slowdown, the Company instituted a base salary freeze for all salaried and hourly non-bargaining associates, where possible, including the Senior Leadership Team. In addition, as part of an across-the-board cost reduction program, the Committee approved a 10% reduction in base salary for our CEO and Senior Leadership Team, effective April 1, 2009.

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

The Committee uses Segment EBITDA as the primary profitability measure for determining the level of the Company’s financial performance for management and executive annual incentive compensation purposes. Segment EBITDA is defined as earnings before interest, income taxes, depreciation and amortization (EBITDA) that is adjusted to exclude certain non-cash or non-recurring expenses (see Item 7 of Part II of this Annual Report on Form 10-K for a reconciliation of Segment EBITDA to Net Loss). The Segment EBITDA target for the annual incentive plan is set by the Board of Directors based upon factors including, but not limited to, competitive business dynamics in the markets in which we operate, raw material trends, anticipated business unit growth, anticipated cost synergies, and business unit budget projections. Under the 2008 Annual Incentive Plan, the minimum threshold for annual incentive compensation payment was established at 95% of the targeted Segment EBITDA and the maximum was established at 108% of the targeted Segment EBITDA. If the minimum financial threshold is achieved, the executive could receive a payout equal to one-half of their targeted annual incentive. If the maximum financial target is achieved, the executive could earn up to two times his or her targeted annual incentive.

Each participant’s incentive target award is based on a percentage of his or her base salary. All executives have 70% of their annual incentive compensation tied to annual Segment EBITDA and 30% tied to individual goals. The following table summarizes the targets, performance components including individual goals, and weightings for each of our Named Executive Officers.

Name	Incentive Target (% of Base Salary)	Award Payout Range (% of Incentive Target)	Performance Components Individual Goals	Weight
C. Morrison	100%	50% - 200%	Hexion Segment EBITDA Individual Goals	70 30	% %

W. Carter	70%	50% - 200%	Hexion Segment EBITDA Individual Goals	70 30	% %

J. Sonnett	60%	50% - 200%	Hexion Segment EBITDA Individual Goals	70 30	% %

J. Bevilaqua, S. Coffin, K. Verhaar	70%	50% - 200%	Hexion Segment EBITDA Division Segment EBITDA Individual Goals	20 50 30	% % %

We believe that our Division Presidents’ incentive compensation must have a strong tie to their division’s performance where they have the greatest impact, while retaining a tie to the overall Hexion results. We believe this fosters line-of-sight business performance as well as teamwork and collaboration. Therefore, for our division Presidents, the 70% financial goal is weighted 20% on overall Hexion Segment EBITDA and 50% on their division’s segment EBITDA. The 30% tied to their individual goals is weighted 10% on the achievement of division working capital targets, 10% on the achievement of division environmental health and safety (EH&S) targets, and 10% on the achievement of other individuals goals as determined by the CEO. Payments are made for the achievement of, EH&S, Working Capital, and other individual goals only if the minimum financial performance threshold is met. Our CEO’s individual goals are established annually in consultation with our Board of Directors, while the other Named Executive Officers’ goals are established by the CEO in consultation with each executive at the beginning of the year. For 2008, the CEO’s individual goals focused on environmental safety and health, leveraging current technology and new product development for internal volume growth, Asia business strategies, and productivity and six sigma initiatives. Although a realignment of our business divisions occurred late in the third quarter of 2008, it was determined that the Division Presidents’ incentive targets would remain aligned with their prior divisions for the full 2008 incentive year.

The 2008 Hexion Segment EBITDA achieved was below the minimum threshold; therefore, no Named Executive Officer received an incentive payment for 2008.

Long-term Incentive Awards

The Committee may, from time to time, approve the grant of equity-based awards to our Named Executive Officers, other members of the Senior Leadership Team and other eligible associates. We believe that our executives are rewarded for their performance through the realization of value in their long-term equity incentive awards. Our equity incentive awards cover equity securities of our parent, Hexion LLC, and are generally subject to time-based or performance-based vesting requirements. Time-based awards function as a retention incentive, while performance-based awards are linked to the Company’s attainment of specific long-term objectives.

In 2004, in connection with the Borden Transaction, Messrs. Morrison, Carter and Bevilaqua deferred the receipt of compensation and were credited with a number of deferred stock units in Hexion LLC, and were granted options to acquire additional units. These deferred stock units are held pursuant to the 2004 Deferred Compensation Plan (the “2004 DC Plan”) and will be distributed upon termination of employment or retirement. The options vest over specified periods of time (subject to accelerated vesting if there is a sale of the Company and certain performance requirements are met). The material terms of the options are further described in the narrative to the Outstanding Equity Awards table. The Committee believes that the equity positions held by Messrs. Morrison, Carter and Bevilaqua remain appropriate for their respective positions, and therefore they have not received any additional equity grants since the Borden transaction. No new equity awards were granted to any executives in 2008.

Retirement Benefits

Each of our Named Executive Officers, other than Mr. Verhaar, participates in qualified defined-benefit and defined-contribution retirement plans offered to U.S. employees of one of our predecessor entities, Borden Chemical, on substantially the same terms as our other participating employees. However, due to maximum limitations imposed by the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Internal Revenue Code (“IRC”) on the annual amount of a pension which may be paid under a qualified defined benefit plan, the benefits that would otherwise be payable to the Named Executive Officers under the Employees Retirement Income Plan, our qualified defined benefit plan (the “ERIP”), are required to be limited. Similarly, the tax law limits the contributions that may otherwise be made each year to our Named Executive Officers’ accounts under our qualified defined contribution plan, the Retirement Savings Plan. Because we do not believe that it is appropriate for the Named Executive Officers’ retirement benefits to be reduced because of limits under ERISA and the IRC, we have established a non-qualified supplemental retirement plan that permits the Named Executive Officers to receive the full amount of benefits that would be paid under the ERIP and the contributions that would be made under the Retirement Savings Plan but for such limitations. In December 2008, as a result of the economic downturn, the Company halted further employee and employer contributions to the non-qualified plan until further notice. As a Dutch citizen, during his term of employment with the Company, Mr. Verhaar participated in a government-sponsored defined benefit plan and a company-sponsored defined benefit-type supplemental pension plan on substantially the same terms as our other Dutch employees. There is a description of these plans in the narrative following the Pension Benefits table below.

International Assignment Compensation

Benefits provided to executives as part of an international assignment are viewed by the Committee as a means to compensate the executive for financial expenses which would not exist if the executive remained in his or her home country. We believe that, as a growing global company, it is necessary to offer this compensation to encourage key executives to temporarily relocate for strategic business reasons. In November 2008, as part of his new role as President of the Epoxy, Phenolics and Resins division, Mr. Bevilaqua was placed on an international assignment to Rotterdam, The Netherlands. Consistent with the Company’s international assignment policy, Mr. Bevilaqua receives a housing allowance, a goods and services allowance, a settling-in allowance at the beginning and end of his assignment to cover incidental expenses of the move not otherwise reimbursed, tax preparation support and tax equalization for his allowances and Dutch taxes. In addition, Mr. Bevilaqua will have the use of a car under the European Automobile Policy.

Severance Benefits

We believe that providing severance benefits helps us to attract and retain highly qualified employees. In 2004, in connection with the Borden Transaction, we entered into separate employment agreements with Messrs. Morrison, Bevilaqua and Carter that, among other things, provide that the executive would be entitled to severance benefits in the event of a termination of employment by the Company without cause or by the executive for good reason. The Committee determined that it was appropriate to provide these executives with severance benefits in the event of a termination of employment by the Company without cause or by the executive for good reason, as part of their overall compensation package under the circumstances existing at that time, which involved a change in control of the Company, and in light of their positions with the Company. The severance benefits for these executives are generally determined as if they continued to remain employed by the Company for certain periods of time following their actual termination date, as described below under “Potential Payments Upon Termination or Change in Control.”

Ms. Coffin was, and Ms. Sonnett is, covered under corporate severance guidelines that apply to our U.S. associates whose employment is terminated by us without cause. These guidelines are applicable to U.S. associates who are not entitled to severance benefits under an employment or union agreement. Mr. Verhaar’s employment agreement provided that he would be entitled to severance benefits in the event of termination of employment by the Company without cause. Upon their termination of employment, the Company negotiated severance agreements with Mr. Verhaar and Ms. Coffin, which provide for severance pay, a transition bonus, and other benefits in consideration for their continued cooperation on certain ongoing business matters. These benefits are quantified in the “Potential Payments Upon Termination of Employment” table.

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

Summary Compensation Table – Fiscal 2008, 2007 and 2006

The following table presents information about the compensation of our CEO, Chief Financial Officer, our three next most highly compensated executive officers at December 31, 2008, and one former executive officer who would have been among our most highly compensated executive officers had he been serving as an executive officer at year-end, whom we collectively refer to as our Named Executive Officers, for the years ended December 31, 2008, 2007 and 2006.

SUMMARY COMPENSATION TABLE

Names and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (1) (d)	Stock Awards ($) (2) (e)	Options Awards ($) (2) (f)	Non-Equity Incentive Plan Compensation ($) (3) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (4) (h)	All Other Compensation ($) (5) (i)	Total ($) (j)
Craig O. Morrison President and Chief Executive Officer	2008 2007 2006	847,956 759,451 728,373	— — —	— — —	680,566 680,566 729,217	— 649,711 —	107,804 63,534 110,205	75,916 36,601 84,912	1,712,242 2,189,863 1,652,707

William H. Carter Executive Vice President and Chief Financial Officer	2008 2007 2006	646,683 622,382 598,564	— — —	— — —	544,453 544,453 583,373	— 372,372 —	86,824 67,087 87,304	66,431 31,664 56,369	1,344,391 1,637,958 1,325,610

Joseph P. Bevilaqua (6) Executive Vice President, Phenolic & Forest Product Resins Division	2008 2007 2006	459,203 417,853 398,672	— — —	— — —	226,856 226,856 243,073	— 275,322 —	51,317 31,076 39,649	111,591 19,473 26,790	848,967 970,580 708,184

Sarah R. Coffin Executive Vice President, Performance Products Division	2008 2007 2006	368,046 331,827 299,375	27,778 41,667 63,287	63,058 42,039 —	— — —	— 136,564 78,380	33,727 26,309 30,413	26,717 18,897 13,087	519,326 597,303 484,542

Judith A. Sonnett Executive Vice President, Human Resources	2008	350,200	31,111	18,918	—	—	33,950	12,295	446,474

Cornelis Kees Verhaar (6) Former Executive Vice President Epoxy and Coatings Resins	2008 2007	481,489 456,179	— —	— 29,427	— —	— 356,137	61,032 101,597	776,779 132,814	1,319,300 1,076,154

(1)	The amounts shown in column (d) for Ms. Coffin and Ms. Sonnett include the portion of a their awards under the 2005 Long-Term Value Creation Reward Program that vested during 2006, 2007 and 2008. The awards vested ratably over three years with the full award being paid in September 2008. For 2006, Ms. Coffin’s amount also includes a discretionary bonus award of $21,620.
(2)	The amounts shown in columns (e) and (f) reflect the amounts that were recognized for financial statement reporting purposes for each of the fiscal years with respect to awards granted or modified in accordance with SFAS 123(R), Share-Based Payment (disregarding any estimate of forfeitures related to service-based vesting conditions). Assumptions that were used to calculate these amounts are included in Note 14 of Item 8 of Part II of this Annual Report on Form 10-K. See the Narrative to the Equity Awards Table for a description of the stock and option awards. Mr. Verhaar’s unvested restricted stock units and unvested options were forfeited upon his separation from the Company in August 2008.
(3)	The amounts shown in column (g) reflect the amounts awarded under our Annual Incentive Plans. The material terms of the 2008 plan are described in the “Compensation Discussion & Analysis” above. No awards were paid under the 2008 Plan.
(4)	The amounts shown in column (h) reflect the actuarial increase in the present value of each Named Executive Officers’ benefits under our Employees’ Retirement Income Plan and our Executive Supplemental Pension Plan (a non-qualified deferred compensation plan) for Messrs. Morrison, Carter, and Bevilaqua, Ms. Coffin and Ms. Sonnett and under the Pensioenregeling sponsored by our Dutch subsidiary, Hexion Specialty Chemicals B.V. for Mr. Verhaar.
(5)	The amounts shown for Messrs. Morrison, Carter, and Bevilaqua, Ms. Coffin and Ms. Sonnett in column (i) include company matching contributions to our Retirement Savings Plan and the Executive Supplemental Pension Plan, and company-paid life insurance premiums. The aggregate amount of the company matching contributions to the defined contribution plans for each Named Executive Officer for 2008 was as follows: Morrison—$74,883, Carter—$62,735, Bevilaqua—$26,218, Coffin—$25,231, and Sonnett—$11,500. In addition, for Mr. Bevilaqua, the amount shown includes perquisite benefits for international assignment compensation of $84,352, which includes a settling-in allowance of $50,000, housing expenses and allowances of $23,189, goods and services allowances, and moving expenses. Also included in Mr. Bevilaqua’s international assignment compensation are tax gross-ups of $868. The amount shown for Mr. Verhaar represents accrued severance payments of $512,037 which are paid monthly in twelve installments of $42,670 through August 2009, a transition bonus paid to him under his separation agreement of $239,002, and perquisite benefits of $25,740, which included the use of a company car in accordance with the European Automobile Policy which totaled $22,501 for 2008, a monthly allowance to partially compensate him for the cost of private medical insurance, and a home office allowance.

(6)	Mr. Verhaar was paid in euros. Amounts in columns (c), (g), (h) and (i) were converted to U.S. dollars using the Company’s average annual internal exchange rate of 1 euro = U.S. $1.4708. A portion of Mr. Bevilaqua’s perquisite benefits were paid in euros. A portion of the amount in column (i) was converted to U.S. dollars using the Company’s average fourth quarter 2008 internal exchange rate of 1 euro = U.S. $1.3196.

Narrative to the Summary Compensation Table

In August 2004, we entered into employment agreements with Messrs. Morrison, Bevilaqua and Carter. Under the terms of each of these employment agreements, each executive has agreed not to disclose any confidential information concerning our business. In addition, each executive has agreed not to solicit or hire any of our employees or solicit any of our customers, suppliers, licensees or other business relations until one year after he or she ceases to receive any payments under the agreement. Furthermore, each executive has agreed not to engage in any business competing with our business or products anywhere in the world where we are doing business until after he or she ceases to receive any payments pursuant to the agreement (or in certain circumstances, the first anniversary of such date). The employment agreements for Messrs. Morrison, Bevilaqua and Carter also provide that the executive will be entitled to severance benefits on certain terminations of employment. Additional information on these severance benefits is provided under “Potential Payments Upon Termination or Change in Control” below. The other employment terms described in these agreements relate to base salary, bonus opportunities and other benefits which are now out of date. In December 2008, certain clarifications to Messrs Morrison, Bevilaqua and Carter’s agreements were made to bring them into compliance with Internal Revenue Code §409A regulations.

In November of 2008, in connection with his new role as EVP and President of the Epoxy and Phenolic Resins Division, Mr. Bevilaqua accepted an international assignment with the Company, which is expected to last for a period of 36 months. Under the terms of his assignment agreement, Mr. Bevilaqua will receive annual compensation of $500,000, which will be reviewed on April 1, 2010. He will continue to participate in the annual incentive plan with an incentive target of 70% of base salary. During the term of his assignment, the Company will pay for tax preparation assistance for Mr. Bevilaqua. In addition to four weeks vacation pay, the Company will reimburse Mr. Bevilaqua for up to $25,000 for personal travel for himself and family members each year. Relocation and repatriation expenses for Mr. Bevilaqua and his spouse are paid by the Company in addition to a relocation allowance at the beginning and end of his assignment equal to 10% of his base salary. Also during the term of his assignment, Mr. Bevilaqua will receive a housing allowance of up to $5,000 per month, and a monthly goods and services allowance of $4,800 to compensate for the difference in the cost of living internationally. He is also provided with a vehicle under the Company’s European Automobile Policy and will be reimbursed up to $1,500 for the loss of value from the forced sale of a car due to his relocation. The Company provides six months of language and cultural lessons for Mr. Bevilaqua and his spouse and he remains eligible to participate in the Company’s medical and retirement plans. Upon the completion of his international assignment, the Company will seek to offer a suitable alternative position to Mr. Bevilaqua in the U.S., and will pay to relocate him if no such position is available. Upon repatriation, the Company will provide 60 days of temporary housing and $2,500 for expenses. This agreement can be terminated upon three months notice by either party. In the event that the agreement is terminated by the Company prior to its term, the Company will pay repatriation expenses and other unavoidable expenses incurred as a result of the termination, for up to three months following repatriation.

Grants of Plan Based Awards – Fiscal 2008

The following table presents information about grants of awards during the year ended December 31, 2008 under our 2008 annual cash incentive plan, which is described in the Compensation Discussion and Analysis.

Name (a)	Grant Date (b)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards:	All Other Option Awards:
		Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)	Number of Shares of Stock or Units (#) (i)	Number of Securities Underlying Options (#) (j)	Exercise or Base Price of Options Awards ($/Sh) (k)	Grant Date Fair Value of Stock Option Awards ($)
Craig O. Morrison	—	437,500	875,000	1,750,000	—	—	—	—	—	—	—
William H. Carter	—	228,537	457,073	914,147	—	—	—	—	—	—	—
Joseph P. Bevilaqua	—	163,211	326,423	652,846	—	—	—	—	—	—	—
Sarah R. Coffin	—	130,527	261,053	522,107	—	—	—	—	—	—	—
Judith A. Sonnett	—	106,080	212,160	424,320	—	—	—	—	—	—	—
Cornelis Kees Verhaar	—	169,577	339,155	678,309	—	—	—	—	—	—	—

(1)	The 2008 Hexion Segment EBITDA achieved was below the minimum threshold; therefore, there are no amounts payable under the Company’s 2008 annual cash incentive plan.

Outstanding Equity Awards at Fiscal 2008 Year-End

The following table presents information about outstanding and unexercised options and outstanding and unvested stock awards held by our Named Executive Officers at December 31, 2008. The securities underlying the awards are common units of our parent, Hexion LLC. See the Narrative to Equity Awards Tables for a discussion of the vesting conditions applicable to the awards.

	Options Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Craig O. Morrison
Hexion LLC Tranche A	241,211	60,303	—	6.22	8/12/2014	—	—	—	—
Hexion LLC Tranche B	—	301,514	—	6.22	8/12/2014	—	—	—	—
William H. Carter
Hexion LLC Tranche A	192,969	48,242	—	6.22	8/12/2014	—	—	—	—
Hexion LLC Tranche B	—	241,211	—	6.22	8/12/2014	—	—	—	—
Joseph P. Bevilaqua
Hexion LLC Tranche A	80,404	20,101	—	6.22	8/12/2014	—	—	—	—
Hexion LLC Tranche B	—	100,505	—	6.22	8/12/2014	—	—	—	—
Sarah R. Coffin(2)
Hexion LLC Options (with performance conditions)	—	—	60,000	10.81	4/30/2015	—	—	—	—
Hexion LLC 3 Year Vest Restricted Unit Awards	—	—	—	—	—	10,000	12,700	—	—
Hexion LLC 4 Year Vest Restricted Unit Awards	—	—	—	—	—	10,000	12,700	—	—
Judith A. Sonnett
Hexion LLC Options (with performance conditions)	—	—	18,000	10.81	4/30/2015	—	—	—	—
Hexion LLC 3 Year Vest Restricted Unit Awards	—	—	—	—	—	3,000	3,810	—	—
Hexion LLC 4 Year Vest Restricted Unit Awards	—	—	—	—	—	3,000	3,810	—	—
Cornelis Kees Verhaar (3)

(1)	Since equity interests in our parent, Hexion LLC, are not publicly traded, there is no closing market price at the completion of the fiscal year. The market values shown in column (h) are based on the most recent value of a unit of Hexion LLC as determined by Hexion LLC’s board of managers for management equity transaction purposes. In light of differences between the companies, including differences in capitalization, a value of a unit in Hexion LLC does not necessarily equal the value of a share of the Company’s common stock.
(2)	Ms. Coffin’s 20,000 unvested restricted stock units and 60,000 unvested options were forfeited upon her separation from the Company in 2009.
(3)	Mr. Verhaar’s equity awards were all forfeited upon his termination of employment prior to year-end.

Narrative to Equity Awards Tables

The outstanding options held by Messrs. Morrison, Carter and Bevilaqua were granted under the Hexion LLC 2004 Stock Incentive Plan (the “2004 Incentive Plan”) and cover equity securities of our parent, Hexion LLC. The “Tranche A” options reported in the table above vest in annual installments on each of the first five anniversaries of the grant date, which was August 2004. To the extent outstanding and not yet vested, these options would also vest one year after the Company is sold or upon a termination of the optionee’s employment by the Company without cause or by the optionee for good reason, within the one-year period following a Company sale. The “Tranche B” options reported in the table are designed to vest on the eighth anniversary of the grant date (August 2004) but are subject to accelerated vesting in connection with a sale of the Company, if specified internal rates of return for the Company’s investors and target EBITDA levels are met. Since the specified rates of return have already been achieved, if a Company sale occurs, the options would vest six months after the date of the Company sale (or upon a termination of the optionee’s employment by the Company without cause or by the optionee for good reason during this six-month period). Definitions of specific terms used above in relation to vesting of options are found in the 2004 Incentive Plan or the agreement that evidences the individual award.

The outstanding options and restricted unit awards held by Ms. Coffin and Ms. Sonnett at year-end were granted under the 2007 Long-Term Plan and cover equity securities of our parent, Hexion LLC. The option awards vest only if our owner realizes certain internal rates of return on its investment in a sale or other transfer to independent third parties of a majority interest in Hexion LLC. The restricted unit awards vest 100% on the third or fourth anniversary of the grant date, which was April 2007, or, upon a change in control event (as defined in the 2007 Long-Term Plan). Vested units will be distributed to the participants upon termination of employment with the Company. Options and restricted unit awards that were granted to Ms. Coffin and Mr. Verhaar under the 2007 Long-Term Plan were forfeited upon their separation from the Company.

The Compensation Committee administers the 2004 Incentive Plan and the 2007 Long-Term Plan. As is customary in incentive plans of this nature, the terms of outstanding awards under the plans are subject to adjustment upon the occurrence of certain corporate events affecting the securities underlying the award.

In 2005 and 2006, Hexion LLC declared extraordinary dividends to its unit holders. To preserve the value of the then-outstanding Hexion LLC options, dividend equivalent payments were designated for the holders of the Hexion LLC options based on the dividends paid by Hexion LLC. Payment of these dividend equivalents was deferred until two years after the dividend payment date (or, if later, until the date the underlying option vests). Messrs. Morrison, Carter and Bevilaqua received dividend equivalent payments in October 2008 of $421,284, $337,027 and $140,428, respectively, on their vested Hexion LLC options in respect of the dividend declared in 2005. In connection with the 2006 dividend, Messrs. Morrison, Carter and Bevilaqua were entitled to dividend equivalent payments in November 2008, to be paid in January 2009, on vested options in the amounts of $1,401,438, $1,121,150, and $467,146, respectively. Due to the economic downturn, Messrs. Morrison and Carter voluntarily declined receipt of the November dividend equivalent payments. In addition, Mr. Morrison voluntarily returned the after-tax portion of the dividend equivalent payment he received in October, which totaled $252,815. At the time of the dividend equivalent payments, these executives also received distributions from Hexion LLC of membership interests in Borden Holdings LLC. The value of the membership interests distributed to the three executives was $11,483 for Mr. Morrison, $9,187 for Mr. Carter, and $3,828 for Mr. Bevilaqua.

Option Exercises and Stock Vested – Fiscal 2008

This table is omitted because none of our Named Executive Officers exercised options during 2008, and no stock awards held by any Named Executive Officer vested during 2008.

Pension Benefits – 2008

The following table presents information regarding the present value of accumulated benefits that may become payable to each of the Named Executive Officers under our qualified and nonqualified defined-benefit pension plans as of December 31, 2008.

Name (a)	Plan Name (b)	Number of Years Credited Service (#) (c)	Present Value of Accumulated Benefit ($) (d)	Payments During Last Fiscal Year ($) (e)
Craig O. Morrison	ERIP	6.75	101,394	—
	Supplemental Plan		388,034	—

William H. Carter	ERIP	13.75	189,811	—
	Supplemental Plan		525,512	—

Joseph P. Bevilaqua	ERIP	6.75	90,612	—
	Supplemental Plan		114,221	—

Sarah R. Coffin	ERIP	3.92	51,273	—
	Supplemental Plan		48565	—

Judith A. Sonnett	ERIP	10.17	124,987	—
	Supplemental Plan		70,138	—

Cornelis Kees Verhaar (1)	Dutch Plan	3.33	257,446	—

(1)	Mr. Verhaar’s pension plan is valued in euros. The present value in column (d) was converted to U.S. dollars based upon the Company’s internal conversion rate for December 31, 2008 of 1 euro = U.S. $1.3917 and payments in column (e) were converted to U.S. dollars using the Company’s average monthly internal exchange rate. Mr. Verhaar’s number of years credited service includes 0.67 years from a previous employer.

Narrative to Pension Benefits Table

Employees’ Retirement Income Plan (“ERIP”)

The ERIP covers U.S. employees who work in locations and/or business units associated with the former Borden Chemical. This plan was amended as of January 1, 1987 to provide benefit credits equal to 3% of earnings to the extent that this credit does not exceed the Social Security wage base for the year plus 6% of eligible earnings in excess of the social security wage base. Earnings include annual incentive awards that are paid currently, but exclude any long-term incentive awards. Benefits for service through December 31, 1986 are based on the plan formula then in effect and have been converted to opening balances in the plan. Both opening balances and benefit credits receive interest credits at one-year Treasury bill rates until the participant begins to receive benefit payments. For the year ended December 31, 2008, the interest rate that was determined under the plan was 3.62%. Benefits vest after the completion of five years of employment for all employees hired on or after July 1, 1990.

Retirement Savings Plan (“Savings Plan”)

The Savings Plan, which is a defined contribution plan, covers U.S. employees who work in locations and/or business units associated with the former Borden Chemical. This plan allows eligible employees, including four of our five Named Executive Officers, to make pre-tax contributions from 1% to 15% of eligible earnings for highly compensated employees and 25% for all other employees. Those employees are also eligible to receive matching contributions from the Company at 100% on contributions of up to 5% of eligible earnings. Additional company contributions may be made if we achieve specified annual financial measures established at the beginning of the plan year. Participants in the Savings Plan begin vesting in the company matching contributions after two years of service and are fully vested after five years of service. Messrs. Morrison, Carter, and Bevilaqua, Ms. Coffin and Ms. Sonnett participate in this plan.

Executives’ Supplemental Pension Plan (“Supplemental Plan”)

Generally, we only provide supplemental benefits when the terms of the benefit programs that all other employees participate in are limited or restricted by federal compensation limits. As a result, for employees who participate in our ERIP, including Messrs. Morrison, Carter, and Bevilaqua, Ms. Coffin and Ms. Sonnett, we sponsor the Supplemental Plan, which provides supplemental pension benefits (1) to the extent that benefits provided under the ERIP are limited by Sections 401(a)(17) and 415 of the IRC and (2) with respect to compensation deferred under the Supplemental Plan that would have been included for purposes of calculating benefits under the ERIP but for such deferral, in each case, using the same formula as the ERIP. The Supplemental Plan also provides an opportunity for employees whose compensation exceeds the limit under Section 401(a)(17) of the IRC to voluntarily elect to defer compensation, and also provides other employees with an opportunity to elect a “make-up benefit” for the benefits that are limited under Section 415 of the IRC for defined contribution plans, in each case, using the same formula as the Savings Plan. (These Supplemental Plan benefits that are intended to supplement the benefits under our Savings Plan are reported below in the “Nonqualified Deferred Compensation” table.) The Supplemental Plan benefits are unfunded and paid from our general assets. In December 2008, as a result of the economic downturn, the Company halted further employee and employer contributions to the Supplemental Plan until further notice.

Dutch Pension Plan

As a Dutch citizen, Mr. Verhaar participated in a defined benefit type supplemental pension plan based on career average salary, which provides a pension benefit at retirement age of approximately 70% of the average salary earned during his employment (above an annual threshold of 12,100 euro). Eligible participants accrue 2.25% of their pension benefit for each year of active participation in the plan. At the time of his departure, Mr. Verhaar was credited with his years of service with Hexion and is entitled to 100% of his benefits.

Nonqualified Deferred Compensation - Fiscal 2008

The following table presents information on contributions to, earnings accrued under and distributions from our non tax-qualified defined contribution and other nonqualified deferred compensation plans. We have two non tax-qualified deferred compensation plans: the Supplemental Plan and the 2004 DC Plan.

Name (a)	Executive Contributions in Last FY ($) (1) (b)	Registrant Contributions in Last FY ($) (c)	Aggregate Earnings in Last FY ($) (d)	Aggregate Withdrawals/ Distributions ($) (e)	Aggregate Balance at Last FYE ($) (f)
Craig O. Morrison
Supplemental Plan	126,767	63,383	30,604	—	800,281
2004 DC Plan	—	—	—	—	306,338

William H. Carter
Supplemental Plan	73,337	51,235	63,814	—	1,530,042
2004 DC Plan	—	—	—	—	245,071

Joseph P. Bevilaqua
Supplemental Plan	25,226	14,719	11,502	—	290,181
2004 DC Plan	—	—	—	—	102,113

Sarah R. Coffin
Supplemental Plan	27,461	13,731	2,102	—	76,414

Judith A. Sonnett
Supplemental Plan	—	—	3,088	—	71,137

Cornelis Kees Verhaar	—	—	—	—	—

(1)	The amounts in column (b) are included in the amounts reported as salary in the Summary Compensation Table for each of the Named Executive Officers who participate in the Supplemental Plan. The amounts in column (b) and (c) are only the “make-up benefit” for the benefits limited under the IRC for our Savings Plan.

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

As previously described, Ms. Coffin was covered and Ms. Sonnett is covered under corporate severance guidelines that apply to any of our U.S. associates. Under these guidelines, Ms. Coffin and Ms. Sonnett could receive a minimum of 52 weeks and a maximum of 78 weeks of base salary determined based upon their years of service at termination and their contributions to the Company. The cash severance in the table below for Ms. Sonnett and Ms. Coffin is based upon the low end of the range under the guidelines.

In January 2009, we entered into Severance Pay Agreement and Release of all Claims with Ms. Coffin. The agreement provides for the continuation of her current base salary of $400,000 for fifty-two weeks to be paid in bi-weekly installments of $15,385 each and a transition bonus of $126,000. The agreement also provides for payment of a lump sum intended to cover the approximate cost of the Company’s portion of medical care coverage premiums under COBRA for twenty-six weeks following February 16, 2009, which amount will be grossed-up for federal income tax withholding. Ms. Coffin will receive payment for accrued but unused vacation through her termination date and twelve months of executive outplacement support. In consideration, she released all employment-related claims against the Company and affirmed the terms of a preexisting Confidentiality, Trade Secret and Non-Compete Agreement with the Company.

In August 2008, we entered into a Deed of Settlement with Mr. Verhaar that supersedes his 2006 employment agreement. The Deed of Settlement provides for a transition bonus payment of $239,002 and one year of his salary in severance payments paid in twelve monthly installments of $42,670 through August 2009. In consideration he agreed not to disclose confidential information concerning our business, not to engage in any business activities similar to or competitive with those of the Company for one year following termination of his employment, and to remain available to the Company for pending and future litigation.

The table below presents the dollar value of the estimated severance benefits to which each executive, other than Mr. Verhaar, would have been entitled had a qualifying termination of employment occurred on December 31, 2008. The payments shown for Mr. Verhaar represent the actual value of the severance and benefits to which he is entitled under his August 2008 arrangement with the Company.

Potential Payments Upon Termination of Employment

No Accelerating Event

Name	Cash Severance ($)	Continued Health Benefits ($)	Outplacement Services Allowance ($)
Craig O. Morrison	1,312,500	24,670	40,000
William H. Carter	1,305,924	24,407	40,000
Joseph P. Bevilaqua	500,000	16,131	40,000
Sarah R. Coffin	400,000	7,457	40,000
Judith A. Sonnett	353,600	—	40,000
Cornelis Kees Verhaar	751,039	—	—

As noted above in the Narrative to Equity Awards Tables, our Named Executive Officers may also be entitled to accelerated vesting of their outstanding equity awards under the 2004 Incentive Plan and 2007 Long-Term Plan in connection with a sale of the Company or Hexion LLC. Please see the Narrative to Equity Awards Tables above for additional information on the outstanding awards held by our Named Executive Officers at December 31, 2008 and the terms of these awards. The following table shows the value of the outstanding and unvested equity awards held by each of our Named Executive Officers at December 31, 2008. There was no value in the stock options at December 31, 2008 as the exercise prices exceeded the stock value. Ms. Coffin’s restricted stock units at December 31, 2008 were forfeited upon her separation from the Company in early in 2009. (See footnote (1) to the “Outstanding Equity Awards at Fiscal 2008 Year End” table for the valuation of Hexion LLC units used to calculate these values.)

Value of Unvested Stock Options and Restricted Stock Units

Name	2004 Incentive Plan Stock Options Tranche A ($)	2004 Incentive Stock Options Tranche B ($)	2007 Incentive Plan Restricted Stock Units ($)	2007 Incentive Plan Stock Options ($)
Craig O. Morrison	—	—	—	—
William H. Carter	—	—	—	—
Joseph P. Bevilaqua	—	—	—	—
Sarah R. Coffin	—	—	25,400	—
Judith A. Sonnett	—	—	7,620	—
Cornelis Kees Verhaar	—	—	—	—

Director Compensation – Fiscal 2008

The table below summarizes the compensation we paid to non-employee Directors for the year ended December 31, 2008.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (1) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (2) (g)	Total ($) (h)
Joshua J. Harris	33,500	—	—	—	—	—	33,500
Scott M. Kleinman	36,500	—	—	—	—	—	36,500
Marvin O. Schlanger	34,500	—	—	—	—	158,091	192,591
Robert V. Seminara	35,500	—	—	—	—	—	35,500
Jordan C. Zaken	35,000	—	—	—	—	—	35,000

(1)	At December 31, 2008, Messrs. Harris, Kleinman, Schlanger, Seminara, and Zaken held options covering 86,748; 86,748; 278,412; 28,141, and 28,141 common units, respectively, in Hexion LLC. All of the options held by Mr. Schlanger and Mr. Zaken are fully vested. Of the options held by Messrs. Harris and Kleinman, 58,607 are fully vested. The remainder of Messrs. Harris and Kleinman’s options and all of Mr. Seminara’s options vest upon an initial public offering of the company.
(2)	Of the amount reported for Mr. Schlanger in column (g), $150,000, represents consulting fees and the remainder is reimbursement for health insurance coverage, both pursuant to a consulting agreement, the material terms of which are described below.

Narrative to Directors’ Compensation Table

Until fourth quarter of 2008, we paid our non-employee directors an annual cash retainer of $40,000, paid quarterly after each fiscal quarter of service, and a fee of $1,000 for each board and committee meeting attended in person. Fifty percent of the meeting fee is paid for board and committee meetings attended by teleconference. Directors who are also employees of the Company receive no additional compensation for their service as Directors. Directors are eligible to receive equity-based awards from time to time on a discretionary basis. Beginning with fourth quarter 2008, in anticipation of the economic downturn, we suspended payment of director fees.

We had a consulting agreement with Mr. Schlanger, which ran through December 31, 2008. Under the terms of the consulting agreement, Mr. Schlanger agreed not to disclose any confidential information concerning our business and not to solicit or hire any of our employees or solicit any of our customers until 24 months after termination of his consulting engagement. Furthermore, he agreed not to engage in any business that is in competition with our business at any time during the term of the consulting agreement. The consulting agreement provided for Mr. Schlanger (i) to be paid a monthly consulting fee of $12,500, (ii) to be paid or reimbursed for his costs to maintain health insurance coverage for himself and his dependents that is similar to the coverage we provided during his employment, (iii) to be paid the normal fees paid to other non-employee directors for so long as he remains a member of our Board of Directors, and (iv) to continue to be eligible to vest in his stock options until the termination of the consulting agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. Harris and Zaken, whose names appear on the Compensation Committee Report above, were Compensation Committee members during all of 2008. Both of these directors are partners of Apollo Management, L.P., our controlling shareholder. Neither of these directors is or has been an executive officer of the Company. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of our Compensation Committee during the fiscal year ended December 31, 2008.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of Hexion common stock, as of March 2, 2009, and shows the number of shares and percentage owned by:

•	each person known to beneficially own more than 5% of the common stock of Hexion;

•	each of Hexion’s 2008 Named Executive Officers;

•	each member of the Board of Directors of Hexion; and

•	all of the executive officers and members of the Board of Directors of Hexion as a group.

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

	Beneficial Ownership of Equity Securities
Name of Beneficial Owner	Shares	Percent
Apollo Management, L.P.(1)	75,154,789	90.8%
Joshua J. Harris (1) (2)	58,607	*
Scott M. Kleinman (1) (2)	58,607	*
Robert V. Seminara (1) (2)	0	*
Jordan C. Zaken (1) (2)	28,141	*
Marvin O. Schlanger (3)	803,586	*
Craig O. Morrison (4)	241,211	*
William H. Carter (5)	192,969	*
Joseph P. Bevilaqua (6)	80,404	*
Sarah R. Coffin	0	*
Cornelis Kees Verhaar	0	*
Judy Sonnett	0	*
All Directors and Executive Officers as a group (17 persons) (7)	1,522,521	1.9

*	less than 1%
(1)	Represents the ownership interest in the Company indirectly attributable to Apollo through Apollo’s ownership of Hexion LLC. The address of AIF Hexion Holdings, LP and Apollo is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019.
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

(3)	Includes 278,368 units subject to option currently exercisable.
(4)	Represents 241,211 units subject to option currently exercisable. Does not include 241,211 deferred units credited to Mr. Morrison’s account.
(5)	Represents 192,969 units subject to option currently exercisable. Does not include 192,969 deferred units credited to Mr. Carter’s account.
(6)	Represents 80,404 units subject to option currently exercisable. Does not include 80,404 deferred units credited to Mr. Bevilaqua’s account.
(7)	Includes 997,303 units of common stock issuable upon the exercise of options granted to our directors and executive officers that were vested as of the date hereof. Does not include 573,580 deferred common stock units.

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

Related Transactions

Management Consulting Agreement

We have an amended and restated management consulting agreement (the “Agreement”) with Apollo which allows Apollo and its affiliates to provide certain advisory services to us for a seven year period, with an automatic extension of the term for a one year period beginning on the fourth anniversary of the commencement of the Agreement, which was May 31, 2005, and at the end of each year thereafter, unless notice to the contrary is given by either party. The Agreement provides for an annual fee equal to the greater of $3 million or 2% of Adjusted EBITDA, as defined in the indentures governing our notes. In addition, we are also required to pay Apollo a transaction fee if we engage in any merger, acquisition or similar transaction unless we are unable to mutually agree upon the terms of Apollo’s engagement, in which case, we will be able to retain another special advisor. We paid Apollo annual fees of $3 million in 2008, pursuant to the Agreement. Under the Agreement, we have also agreed to indemnify Apollo and its affiliates and their directors, officers and representatives for potential losses relating to the services contemplated under this Agreement. If this Agreement is terminated in connection with a sale of the company or an initial public offering, we will be required under the terms of the Agreement to pay Apollo a lump-sum amount equal to the net present value of the remaining annual management fees owing and payable by us until the expiration of the Agreement, determined using an applicable discount rate.

Transactions related to the Terminated Merger Agreement and Settlement with Huntsman

As further described in Note 3 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, the proposed merger between Huntsman and us was terminated and related litigation was settled in December 2008 pursuant to a settlement agreement and release dated December 14, 2008. Under the settlement agreement, we paid Huntsman a $325 million termination fee, as required by the Merger Agreement. In addition, on a joint and several basis with certain affiliates of Apollo, we paid Huntsman

$225 million, while reserving all rights with respect to reallocation of the payments to other affiliates of Apollo, and certain affiliates of Apollo paid Huntsman $200 million to settle all claims, while reserving all rights with respect to reallocation of the payments to certain other affiliates of Apollo. Finally, certain affiliates of Apollo purchased $250 million of Huntsman’s 7% convertible senior notes. Separately, pursuant to the settlement agreement, certain affiliates of Apollo agreed to provide $200 million of financing to us.

The $325 million termination fee we paid to Huntsman was funded through a capital contribution from our parent, Hexion LLC. Our parent financed the capital contribution through a borrowing from Credit Suisse and Deutsche Bank. The $225 settlement payment was funded by an advance from Apollo. Any amount of this payment that we recover from our insurance carriers, net of expense incurred in obtaining such recoveries, will be reimbursed to Apollo.

Other Financing Arrangements

Pursuant to the settlement agreement and release, certain affiliates of Apollo have entered into a commitment letter with the Company and Hexion LLC pursuant to which they committed to purchase $200 million in preferred units and warrants of Hexion LLC by December 31, 2011. Prior to the purchase of all the preferred shares and warrants, certain affiliates of Apollo have committed to provide liquidity facilities to Hexion LLC or us on an interim basis. The aggregate liquidity facilities outstanding, together with the purchase price for any purchased preferred shares and warrants, will at no time exceed $200 million. In connection therewith, on March 3, 2009, certain affiliates of Apollo extended a $100 term loan to us and an affiliate of ours (the “Term Loan”). The Term Loan was fully funded on March 6, 2009 and will mature on December 31, 2011 with interest at adjusted LIBOR plus 2.25% per annum.

In the fourth quarter of 2008, we entered into accounts receivable purchase and sale agreements to sell $55 million of our trade accounts receivable to affiliates of Apollo on terms which management believes were more favorable to the Company than could have been obtained from another party. The agreements provide for the sale of receivables at a discount relative to their carrying value in exchange for all interests in such receivables. We also retain the obligation to service the collection of the receivables on the affiliates’ behalf. Fees for the servicing were less than $1 million for the year ended December 31, 2008.

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

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

PricewaterhouseCoopers LLP (“PwC”) is the Company’s principal accounting firm. The following table sets forth the fees billed by PwC to the Company in 2008 and 2007 (in millions):

	PwC
	2008	2007
Audit fees (a)	$6	$6
Audit-related fees (b)	6	1
Tax fees (c)	2	1
All other fees	—	—

Total fees	$14	$8

(a)	Audit Fees. This category includes fees and expenses billed by PwC for the audits of the Company’s financial statements and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q. This category includes audit fees and expenses for engagements performed at U.S. and international locations, including stand-alone audits of Hexion Specialty Chemicals Canada, Inc., for the fiscal years ended December 31, 2008 and 2007.
(b)	Audit-Related Fees. This category includes fees and expenses billed by PwC for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. This category includes fees for due diligence related to the terminated Huntsman merger and other audit-related accounting and SEC reporting services.
(c)	Tax Fees. This category includes fees and expenses billed by PwC for domestic and international tax compliance and planning services and tax advice, including planning services related to the terminated Huntsman merger.

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

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Consolidated Financial Statements – The financial statements and related notes of Hexion Specialty Chemicals, Inc., and the reports of independent registered public accounting firms are included at Item 8 of this report.

(2)	Financial Statement Schedules – Schedule II – Valuation and Qualifying Accounts and Reserves. Also included are the financial statements and related notes of Hexion Specialty Chemicals Canada, Inc., as its securities collateralize an issue being registered, as defined by Rule 3-16 of Regulation S-X under the Securities Act of 1933, and the reports of independent registered public accounting firms. All other schedules are omitted because they are not applicable or not required, or because that required information is shown in either the Consolidated Financial Statements or in the notes thereto.

(3)	Exhibits Required by SEC Regulation S-K – The following Exhibits are filed herewith or incorporated herein by reference:

2.1†	Transaction Agreement dated as of April 22, 2005 among Resolution Performance Holdings LLC, Resolution Performance Products Inc., Resolution Performance Products LLC, Resolution Specialty Materials Holdings LLC, Resolution Specialty Materials LLC, Lawter International Inc., BHI Acquisition Corp., BHI Merger Sub Inc., and Borden Chemical Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 3 of the Registrant’s Registration Statement on Form S-1 filed on July 15, 2005 (File No. 333-124287))

2.2†	Amended and Restated Master Sale Agreement (US) dated as of November 14, 2000 among Shell Oil Company, Resin Acquisition, LLC and Resolution Performance Products Inc. (incorporated by reference to Resolution Performance’s Registration Statement on Form S-4 filed on March 16, 2001 (File No. 333-57170))

2.3†	Amended and Restated SPNV Resins Sale Agreement dated as of November 14, 2000 between Shell Oil Company and Resolution Performance Products Inc. (incorporated by reference to Resolution Performance’s Registration Statement on Form S-4 filed on March 16, 2001 (File No. 333-57170))

2.4	Assignment and Assumption Agreement dated November 13, 2000 between Resolution Performance Products Inc. and Resolution Performance Products LLC (incorporated by reference to Resolution Performance’s Registration Statement on Form S-4 filed on March 16, 2001 (File No. 333-57170))

2.5	Assignment and Assumption Agreement dated November 14, 2000 between Resin Acquisition, LLC and Resolution Performance Holdings LLC (incorporated by reference to Resolution Performance’s Registration Statement on Form S-4 filed on March 16, 2001 (File No. 333-57170))

2.6	Agreement and Plan of Merger dated July 12, 2007 among Hexion Specialty Chemicals, Inc., Nimbus Merger Sub Inc., and Huntsman Corporation (incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K dated July 17, 2007 (File No. 001-00071))

3.1	Restated Certificate of Incorporation of Hexion Specialty Chemicals, Inc. dated as of July 18, 2006 (incorporated by reference to Exhibit 3.5 to Amendment No. 1 of the Registrant’s Registration Statement on Form S-4 filed on August 1, 2006 (File No. 333-135482))

3.2	Amended and Restated Bylaws of Hexion Specialty Chemicals, Inc. dated July 18, 2006 (incorporated by reference to Exhibit 3.6 to Amendment No. 1 of the Registrant’s Registration Statement on Form S-4 filed on August 1, 2006 (File No. 333-135482))

4.1	Form of Indenture between the registrant and The First National Bank of Chicago, as Trustee, dated as of January 15, 1983, as supplemented by the First Supplemental Indenture dated as of March 31, 1986, and the Second Supplemental Indenture, dated as of June 26, 1996, relating to the $200,000,000 8 3/8% Sinking Fund Debentures due 2016, (incorporated herein by reference from Exhibits (4)(a) and (b) to Amendment No. 1 to Registration Statement on Form S-3, File No. 33-4381 and Exhibit (4)(iv) to the June 30, 1996, Form 10-Q.)

4.2	Form of Indenture between the registrant and The Bank of New York, as Trustee, dated as of December 15, 1987, as supplemented by the First Supplemental Indenture dated as of December 15, 1987, and the Second Supplemental Indenture dated as of February 1, 1993, and the Third Supplemental Indenture dated as of June 26, 1996, (incorporated herein by reference from Exhibits (4)(a) through (d) to Borden Chemical’s Registration Statement on Form S-3, File No. 33-45770 and Exhibit (4)(iii) to the June 30, 1996, Form 10-Q filed on August 14, 1996 (File No. 001-00071)), relating to the following Debentures and Notes:

(a) The $200,000,000 9 1/5% Debentures due 2021.

(b) The $250,000,000 7 7/8% Debentures due 2023.

Priority Senior Secured Floating Rate Notes due 2010 and (b) the $325,000,000 9% Second-Priority Senior Secured Notes due 2014 (incorporated by reference to Exhibit 4(i) to Borden Chemical’s Form 10-Q filed on November 15, 2004, File No. 001-00071)

4.3	Indenture dated as of November 3, 2006 among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, the Company, the guarantors named therein and Wilmington Trust Company, as trustee, related to the $200,000,000 second-priority senior secured floating rate notes due 2014 and the $625,000,000 9 3/4% second-priority senior secured notes due 2014. (incorporated by reference to exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2006)

4.4	First Supplemental Indenture, dated as of October 23, 2008, by and among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, Hexion Specialty Chemicals, Inc., the guarantors party thereto and Wilmington Trust Company, supplementing that certain Indenture dated as of November 3, 2006, pursuant to which the Second-Priority Senior Secured Floating Rate Notes Due 2014 and the 9 3/4% Second Priority Senior Secured Notes due 2014 were issued (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K dated October 24, 2008 (File No. 001-0071))

10.1	BHI Acquisition Corp. 2004 Deferred Compensation Plan (incorporated by reference to Exhibit 10(iv) to Borden Chemical’s September 30, 2004 Form 10-Q filed on November 15, 2004 (File No. 001-00071))

10.2	BHI Acquisition Corp. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10(v) to Borden Chemical’s September 30, 2004 Form 10-Q filed on November 15, 2004 (File No. 001-00071))

10.3	Resolution Performance Products Inc. 2000 Stock Option Plan (incorporated by reference to Resolution Performance’s Registration Statement on Form S-4 filed on March 16, 2001 (File No. 333-57170))

10.4	Resolution Performance Products Inc. 2000 Non - Employee Directors Stock Option Plan (incorporated by reference to Resolution Performance’s Registration Statement on Form S-4 filed on March 16, 2001 (File No. 333-57170))

10.5	Amended and Restated Resolution Performance Products, Inc. Restricted Unit Plan (incorporated by reference to Exhibit 10.34 to Amendment No. 5 of the Registrant’s Registration Statement on Form S-1 filed on September 19, 2005 (File No. 333-124287))

10.6	Form of Non-Qualified Stock Option Agreement between BHI Acquisition Corp. and certain optionees (incorporated by reference to Exhibit 10.12 to Borden Chemical’s Registration Statement on Form S-4 filed on February 14, 2005 (File No. 333-1228626))

10.7	Resolution Specialty Materials Inc. 2004 Stock Option Plan (incorporated by reference to Exhibit 10.52 to Amendment No. 3 of the Registrant’s Registration Statement on Form S-1 filed on July 15, 2005 (File No. 333-124287))

10.8	Form of Nonqualified Stock Option Agreement for Resolution Specialty Materials Inc. 2004 Stock Option Plan (incorporated by reference to Exhibit 10.53 to Amendment No. 3 of the Registrant’s Registration Statement on Form S-1 filed on July 15, 2005 (File No. 333-124287))

10.9	Form of Nonqualified Stock Option Agreement for Resolution Performance Products Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 10.54 to Amendment No. 3 of the Registrant’s Registration Statement on Form S-1 filed on July 15, 2005 (File No. 333-124287))

10.10	Form of Nonqualified Stock Option Agreement for Resolution Performance Products Inc. 2000 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.55 to Amendment No. 3 of the Registrant’s Registration Statement on Form S-1 filed on July 15, 2005 (File No. 333-124287))

10.11	Hexion LLC 2007 Long-Term Incentive Plan dated April 30, 2007 (incorporated by reference to exhibit 10.1 to Registrant’s Form 10-Q dated August 14, 2007 (File No. 001-00071))

10.12	Investor Rights Agreement dated as of August 12, 2004 among BHI Acquisition Corp., and The Holders that are parties thereto (incorporated by reference to Exhibit 10(vi) to Borden Chemical’s September 30, 2004 Form 10-Q filed on November 15, 2004 (File No. 001-00071))

10.13	Registration Rights Agreement dated as of August 12, 2004 among BHI Acquisition Corp., BHI Investment, LC, and the Management Holders party thereto (incorporated by reference to Exhibit 10(vii) to Borden Chemical’s September 30, 2004 Form 10-Q filed on November 15, 2004 (File No. 001-00071))

10.14	Amended and Restated Investor Rights Agreement dated as of May 31, 2005 between Hexion LLC, Hexion Specialty Chemicals, Inc. and the holders that are party thereto (incorporated by reference to Exhibit 10.63 to Amendment No. 3 of the Registrant’s Registration Statement on Form S-1 filed on July 15, 2005 (File No. 333-124287))

10.15	Registration Rights Agreement dated as of May 31, 2005 between Hexion Specialty Chemicals, Inc. and Hexion LLC (incorporated by reference to Exhibit 10.64 to Amendment No. 3 of the Registrant’s Registration Statement on Form S-1 filed on July 15, 2005 (File No. 333-124287))

10.16	Form Offer Letter (incorporated by reference to Exhibit 10 to Borden Chemical’s March 31, 2004 10-Q filed on May 13, 2004 (File No. 001-00071))

10.17	Long-Term Value Creation Reward Program (incorporated by reference to Exhibit 10.76 to Amendment No. 5 of the Registrant’s Registration Statement on Form S-1 filed on September 19, 2005 (File No. 333-124287))

10.18	Amendment to Long-Term Value Creation Reward Program (incorporated by reference to exhibit 10.2 to Registrant’s Form 10-Q dated August 14, 2007 (File No. 001-00071))

10.19	Amended and Restated Executive Supplemental Pension Plan, dated as of September 7, 2005 (incorporated by reference to Exhibit (10) to Registrant’s Form 8-K filed on September 12, 2005 (File No. 001-00071))

10.20	Advisory Directors Plan (incorporated by reference to Exhibit 10(viii) to Borden Chemical’s 1989 Form 10-K Annual Report.)

10.21	Hexion Specialty Chemicals, Inc. 2009 Leadership Long-Term Cash Incentive Plan

10.22	Hexion Specialty Chemicals, Inc. 2006 Salaried Incentive Plan (incorporated by reference to Exhibit 10.72 to Amendment No. 1 of the Registrant’s Registration Statement on Form S-4 filed on August 1, 2006 (File No. 333-135482))

10.23	Hexion Specialty Chemicals, Inc. 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.20 of the Registrant’s Form 10-K filed on March 22, 2007 (File No. 001-00071)

10.24	Hexion Specialty Chemicals, Inc. 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.22 of the Registrant’s Form 10-K filed on March 13, 2008 (File No. 001-00071)

10.25	Hexion Specialty Chemicals, Inc. 2009 Incentive Compensation Plan

10.26	Amended and Restated Employment Agreement dated as of August 12, 2004 between the Company and Craig O. Morrison (incorporated by reference to Exhibit 10(i) to Borden Chemical’s September 30, 2004 Form 10-Q filed on November 15, 2004 (File No. 001-00071))

10.27	Amended and Restated Employment Agreement dated as of August 12, 2004 between the Company and Joseph P. Bevilaqua (incorporated by reference to Exhibit 10(ii) to Borden Chemical’s September 30, 2004 Form 10-Q filed on November 15, 2004 (File No. 001-00071))

10.28	International assignment agreement dated as of November 13, 2008 between the Company and Joseph P. Bevilaqua

10.29	Amended and Restated Employment Agreement dated as of August 12, 2004 between the Company and William H. Carter. (incorporated by reference to Exhibit 10(iii) to Borden Chemical’s September 30, 2004 Form 10-Q filed on November 15, 2004 (File No. 001-00071))

10.30	Terms of employment dated January 21, 2005 between Sarah R. Coffin and the Company (incorporated by reference to Exhibit (10) to Borden Chemical’s Current Report on Form 8-K dated February 14, 2005 (File No. 001-00071))

10.31	Severance Pay Agreement and Release of all Claims dated January 29, 2009 between Sarah R. Coffin and the Company

10.32	Employment Agreement dated as of April 20, 2006 between the Company and Cornelis K. Verhaar (incorporated by reference to Exhibit 10.27 of the Registrant’s Form 10-K filed on March 13, 2008 (File No. 001-00071)

10.33	Deed of Settlement dated August 11, 2008 between the Company and Cornelis K. Verhaar

10.34	Employment Agreement dated as of June 1, 2005 between Hexion Specialty Chemicals, Inc. and Marvin O. Schlanger (incorporated by reference to Exhibit 10.59 to Amendment No. 3 of the Registrant’s Registration Statement on Form S-1 filed on July 15, 2005 (File No. 333-124287))

10.35	Amendment No. 1 dated as of January 25, 2006 to the Employment Agreement dated as of June 1, 2005 between the Registrant and Marvin O. Schlanger (incorporated herein by reference to Exhibit 10.75 to Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 filed on April 14, 2006 (File No. 333-124287))

10.36	Consulting Agreement dated as of June 1, 2005 between Hexion Specialty Chemicals, Inc. and Marvin O. Schlanger (incorporated by reference to Exhibit 10.60 to Amendment No. 3 of the Registrant’s Registration Statement on Form S-1 filed on July 15, 2005 (File No. 333-124287))

10.37	Amendment No. 1 dated as of January 25, 2006 to the Consulting Agreement dated as of June 1, 2005 between the Registrant and Marvin O. Schlanger (incorporated by reference to Exhibit 10.76 to Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 filed on April 14, 2006 (File No. 333-124287))

10.38	Master Asset Conveyance and Facility Support Agreement, dated as of December 20, 2002, between Borden Chemical and Borden Chemicals and Plastics Operating Limited Partnership (incorporated by reference to Exhibit (10)(xxvi) to Borden Chemical’s December 31, 2002 Form 10-K filed on March 28, 2003 (File No. 001-00071))

10.39	Environmental Servitude Agreement, dated as of December 20, 2002, between Borden Chemical and Borden Chemicals and Plastics Operating Limited Partnership (incorporated by reference to Exhibit (10)(xxvii) to Borden Chemical’s December 31, 2002 Form 10-K filed on March 28, 2003 (File No. 001-00071))

10.40	Intellectual Property Transfer and License Agreement and Contribution Agreement dated as of November 14, 2000 between Shell Oil Company and Resolution Performance Products LLC (incorporated by reference to Resolution Performance’s Registration Statement on Form S-4 filed on March 16, 2001 (File No. 333-57170))

10.41	Intellectual Property Transfer and License Agreement and Contribution Agreement dated as of November 14, 2000 between Shell Internationale Research Maatschappij B.V. and Shell Epoxy Resins Research B.V (incorporated by reference to Resolution Performance’s Registration Statement on Form S-4 filed on March 16, 2001 (File No. 333-57170))

10.42	First Amended and Restated Deer Park Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2000 between Shell Chemical Company, for itself and as agent for Shell Oil Company, and Resolution Performance Products LLC (incorporated by reference to Resolution Performance’s Registration Statement on Form S-4 filed on March 16, 2001 (File No. 333-57170))

10.43	First Amended and Restated Pernis Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2000 between Resolution Europe B.V. (f/k/a Resolution Nederland B.V., f/k/a Shell Epoxy Resins Nederland B.V.) and Shell Nederland Raffinaderij B.V. (incorporated by reference to Resolution Performance’s Registration Statement on Form S-4 filed on March 16, 2001 (File No. 333-57170))

10.44	First Amended and Restated Pernis Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2000 between Resolution Europe B.V. (f/k/a Resolution Nederland B.V., f/k/a Shell Epoxy Resins Nederland B.V.) and Shell Nederland Chemie B.V. (incorporated by reference to Resolution Performance’s Registration Statement on Form S-4 filed on March 16, 2001 (File No. 333-57170))

10.45†	Second Amended and Restated Norco Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2004 between Shell Chemical L.P. and Resolution Performance Products LLC. (incorporated by reference to Exhibit 10.45 to the Registrant’s Form 10-K filed on March 22, 2007 (File No. 001-00071))

10.46	Deer Park Ground Lease and Grant of Easements dated as of November 1, 2000 between Shell Oil Company and Resolution Performance Products LLC (incorporated by reference to Resolution Performance’s Registration Statement on Form S-4 filed on March 16, 2001 (File No. 333-57170))

10.47	Norco Ground Lease and Grant of Servitudes dated as of November 1, 2000 between Shell Oil Company and Resolution Performance Products LLC (incorporated by reference to Resolution Performance’s Registration Statement on Form S-4 filed on March 16, 2001 (File No. 333-57170))

10.48	Amended and Restated Agreement of Sub—Lease (Pernis) dated as of November 1, 2000 between Resolution Europe B.V. (f/k/a Resolution Nederland B.V., f/k/a Shell Epoxy Resins Nederland B.V.) and Shell Nederland Raffinaderij B.V. (incorporated by reference to Resolution Performance’s Registration Statement on Form S-4 filed on March 16, 2001 (File No. 333-57170))

10.49	Amended and Restated Consulting Agreement dated as of May 31, 2005 between Borden Chemical, Inc. and Apollo Management V, L.P. (incorporated by reference to Exhibit 10.66 to Amendment No. 3 of the Registrant’s Registration Statement on Form S-1 filed on July 15, 2005 (File No. 333-124287))

10.50†	Credit Agreement dated as of May 31, 2005 among Hexion LLC, Hexion Specialty Chemicals, Inc., Borden Chemical Canada, Inc., Resolution Europe B.V., Borden Chemical GB Limited, Borden Chemical UK Limited, Bakelite AG, the various lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp North America, Inc., as Syndication Agent, Credit Suisse, as Documentation Agent, and J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Credit Suisse, as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.68 to Amendment No. 3 of the Registrant’s Registration Statement on Form S-1 filed on July 15, 2005 (File No. 333-124287))

10.51	Second Amended and Restated Intercreditor Agreement dated as of May 31, 2005 among JPMorgan Chase Bank, N.A., as Intercreditor Agent, Wilmington Trust Company, as New Trustee, Hexion LLC, Hexion Specialty Chemicals, Inc., and each subsidiary of Hexion Specialty Chemicals, Inc. party thereto (incorporated by reference to Exhibit 10.69 to Amendment No. 3 of the Registrant’s Registration Statement on Form S-1 filed on July 15, 2005 (File No. 333-124287))

10.52	Second Amended and Restated Intercreditor Agreement dated as of May 31, 2005 among JPMorgan Chase Bank, N.A., as Collateral Agent, and acknowledged and agreed to by Hexion LLC, Hexion Specialty Chemicals, Inc., and each subsidiary of Hexion Specialty Chemicals, Inc. party thereto (incorporated by reference to Exhibit 10.70 to Amendment No. 3 of the Registrant’s Registration Statement on Form S-1 filed on July 15, 2005 (File No. 333-124287))

10.53	Amendment and Restatement Agreement dated as of May 5, 2006 among Hexion LLC, Hexion Specialty Chemicals, Inc., Hexion Specialty Chemicals Canada, Inc., Hexion Specialty Chemicals B.V., Hexion Specialty Chemicals UK Limited, Borden Chemical UK Limited, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent under the Credit Agreement dated as of May 31, 2005 among Hexion LLC, Hexion Specialty Chemicals, Inc., Hexion Specialty Chemicals Canada, Inc., Hexion Specialty Chemicals B.V., Hexion Specialty Chemicals UK Limited, Borden Chemical UK Limited, the lenders party thereto from time to time and the agents, arrangers and bookrunners party thereto (incorporated herein by reference to Exhibit 10.70 to Amendment No. 8 to Hexion’s Registration Statement on Form S-1 filed on May 15, 2006 (File No. 333-124287))

10.54	Amended and Restated Credit Agreement dated as of May 5, 2006 among Hexion LLC, Hexion Specialty Chemicals, Inc., Hexion Specialty Chemicals Canada, Inc., Hexion Specialty Chemicals B.V., Hexion Specialty Chemicals UK Limited, Borden Chemical UK Limited, the lenders party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent, Credit Suisse, as Syndication Agent, Citicorp North America, Inc., as Documentation Agent, and Credit Suisse Securities (USA) LLC, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners (incorporated herein by reference to Exhibit 10.71 to Amendment No. 8 to Hexion’s Registration Statement on Form S-1 filed on May 15, 2006 (File No. 333-124287))

10.55	Intercreditor Agreement dated as of November 3, 2006 among the Company, Hexion LLC, the subsidiary parties thereto, Wilmington Trust Company as trustee and JPMorgan Chase Bank, N.A. as intercreditor agent. (incorporated by reference to exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2006 (File No. 001-00071))

10.56	Registration Rights Agreement dated as of November 3, 2006 among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance ULC, the Company and subsidiary parties thereto, and Credit Suisse Securities (USA) LLC and JPMorgan Securities, Inc. as initial purchasers. (incorporated by reference to exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2006 (File No. 001-00071))

10.57	Collateral Agreement dated as of November 3, 2006 among the Company and subsidiary parties thereto, and Wilmington Trust Company, as Collateral Agent.

10.58	Second Amended and Restated Collateral Agreement dated as of November 3, 2006 among Hexion LLC, the Company and subsidiary parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.59	Second Amended and Restated Credit Agreement dated as of November 3, 2006 among Hexion LLC, Hexion Specialty Chemicals, Inc., Hexion Specialty Chemicals Canada, Inc., Hexion Specialty Chemicals B.V., Hexion Specialty Chemicals UK Limited, Borden Chemical UK Limited, the lenders party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent, Credit Suisse, as Syndication Agent, and J.P. Morgan Securities Inc. and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners. (incorporated by reference to exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2006 (File No. 001-00071))

10.60	Incremental Facility Amendment and Amendment No. 1 to the Second Amended and Restated Credit Agreement dated as of June 15, 2007 among Hexion LLC, Hexion Specialty Chemicals, Inc., Hexion Specialty Chemicals Canada, Inc., Hexion Specialty Chemicals B.V., Hexion Specialty Chemicals UK Limited, Borden Chemical UK Limited, the lenders party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to exhibit 10.1 to Registrant’s Form 8-K dated June 20, 2007 (File No. 001-00071))

10.61	Second Incremental Facility Amendment to the Second Amended and Restated Credit Agreement dated as of August 7, 2007 among Hexion LLC, Hexion Specialty Chemicals, Inc., Hexion Specialty Chemicals Canada, Inc., Hexion Specialty Chemicals B.V., Hexion Specialty Chemicals UK Limited, Borden Chemical UK Limited, the lenders party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to exhibit 10.1 to Registrant’s Form 8-K dated August 8, 2007 (File No. 001-00071))

10.62	Settlement Agreement and Release, dated December 14, 2008, among Huntsman Corporation, Jon M. Huntsman, Peter R. Huntsman, Hexion Specialty Chemicals, Inc., Hexion LLC, Nimbus Merger Sub, Inc., Craig O. Morrison, Leon Black, Joshua J. Harris and Apollo Global Management, LLC and certain of its affiliates (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated December 15, 2008 (File No. 001-00071))

10.63	Commitment Letter dated as of March 3, 2009 among the Hexion Specialty Chemicals, Inc., Hexion LLC, Euro VI (BC) S.a.r.l., Euro V (BC) S.a.r.l., and AAA Co-Invest VI (EHS-BC) S.a.r.l. a (incorporated by reference to exhibit 10.1 to Registrant’s Form 8-K dated March 3, 2009 (File No. 001-00071))

10.64	Credit Agreement dated as of March 3, 2009 among Hexion Specialty Chemicals, Inc., Borden Luxembourg S.a.r.l., Euro V (BC) S.a.r.l., Euro VI (BC) S.a.r.l., and AAA Co-Invest VI (EHS-BC) S.a.r.l. (incorporated by reference to exhibit 10.2 to Registrant’s Form 8-K dated March 3, 2009 (File No. 001-00071))

10.65	Indemnification Agreement dated as of March 3, 2009 among Apollo Management, L.P. and subsidiary parties thereto, Hexion LLC, Hexion Specialty Chemicals, Inc., and Nimbus Merger Sub Inc. (incorporated by reference to exhibit 10.3 to Registrant’s Form 8-K dated March 3, 2009 (File No. 001-00071))

21.1	List of Subsidiaries of the registrant

31.1	Rule 13a-14 Certifications

(a) Certificate of the Chief Executive Officer

(b) Certificate of the Chief Financial Officer

32.1	Section 1350 Certifications

†	The schedules and exhibits to these agreements are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedule or exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEXION SPECIALTY CHEMICALS, INC.

By	/s/ William H. Carter
William H. Carter
Executive Vice President and Chief Financial Officer

Date: March 11, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Signature	Date
Craig O. Morrison	Director, President and Chief Executive Officer (Principal Executive Officer)	/s/ Craig O. Morrison	3/11/2009

William H. Carter	Director, Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	/s/ William H. Carter	3/11/2009

Joshua J. Harris	Director	/s/ Joshua J. Harris	3/11/2009

Scott M. Kleinman	Director	/s/ Scott M. Kleinman	3/11/2009

Robert V. Seminara	Director	/s/ Robert V. Seminara	3/11/2009

Jordan C. Zaken	Director	/s/ Jordan C. Zaken	3/11/2009

Marvin O. Schlanger	Director	/s/ Marvin O. Schlanger	3/11/2009

CONSOLIDATED STATEMENTS OF OPERATIONS

HEXION SPECIALTY CHEMICALS CANADA, INC.

	Year ended December 31,
(U.S. dollars in millions)	2008	2007	2006
Net sales	$1,817	$1,739	$1,646
Cost of sales	1,610	1,516	1,403

Gross profit	207	223	243
Selling, general and administrative expense	136	102	108
Terminated merger costs (See Note 2)	14	—	—
Integration costs (See Note 2)	4	4	20
Other operating expense (income), net	11	1	(36)

Operating income	42	116	151

Interest expense, net	15	10	3
Affiliated interest expense, net (See Note 10)	35	44	47
Other non-operating expense, net	8	4	1

(Loss) income before income taxes	(16)	58	100
Income tax expense (See Note 15)	7	19	32

(Loss) income from continuing operations	$(23)	$39	$68
Loss from discontinued operations (See Note 5)	—	—	(14)

Net (loss) income	$(23)	$39	$54

Comprehensive (loss) income	$(16)	$44	$102

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

HEXION SPECIALTY CHEMICALS CANADA, INC.

(U.S. dollars in millions)	December 31, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents (See Note 2)	$71	$72
Short-term investments	7	—
Accounts receivable (net of allowance for doubtful accounts of $12)	194	281
Accounts receivable from affiliates (See Note 6)	54	74
Loans receivable from affiliates (See Note 10)	14	—
Inventories:
Finished and in-process goods	41	65
Raw materials and supplies	43	52
Other current assets	25	25

Total current assets	449	569

Long-term loans receivable from affiliates (See Note 10)	398	412
Other assets	26	24
Property and equipment
Land	30	38
Buildings	69	85
Machinery and equipment	502	599

	601	722
Less accumulated depreciation	(232)	(262)

	369	460
Goodwill (See Note 7)	70	96
Other intangibles assets, net (See Note 7)	83	108

Total assets	$1,395	$1,669

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

HEXION SPECIALTY CHEMICALS CANADA, INC.

(U.S. dollars in millions)	December 31, 2008	December 31, 2007
Liabilities and Shareholder’s Equity
Current liabilities
Accounts and drafts payable	$101	$174
Accounts payable to affiliates (See Note 6)	78	69
Debt payable within one year (See Note 9)	48	51
Income taxes payable	21	41
Other current liabilities	71	74

Total current liabilities	319	409

Long-term debt (See Note 9)	106	64
Affiliated long-term debt (See Note 10)	576	770
Deferred income taxes (See Note 15)	40	51
Long-term pension obligations (See Note 13)	107	114
Other long-term liabilities	21	27

Total liabilities	1,169	1,435

Commitments and contingencies (See Notes 9, 11 and 12)
Shareholder’s Equity
Common stock – no par value; authorized shares unlimited, issued and outstanding 489,866 shares at December 31, 2008 and 2007	3	3
Paid-in capital	159	149
Accumulated other comprehensive loss	(31)	(38)
Retained earnings	95	120

Total shareholder’s equity	226	234

Total liabilities and shareholder’s equity	$1,395	$1,669

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

HEXION SPECIALTY CHEMICALS CANADA, INC.

	Year ended December 31,
(U.S. dollars in millions)	2008	2007	2006
Cash flows provided by operating activities
Net (loss) income	$(23)	$39	$54
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62	54	42
Allocations of corporate overhead, net (See Note 6)	10	17	10
Loss (gain) on sale of assets, net of tax	1	—	(26)
Loss from discontinued operations	—	—	14
Deferred tax (benefit) provision	(8)	(10)	1
Impairments and accelerated depreciation	16	12	1
Other non-cash adjustments	16	6	1
Net change in assets and liabilities:
Accounts receivable	59	(38)	(74)
Inventories	14	46	(22)
Accounts and drafts payable	(36)	(24)	75
Income taxes payable	(11)	15	17
Other assets	8	(4)	(30)
Other liabilities	4	25	28
Net cash used in operating activities of discontinued operations	—	—	(3)

Net cash provided by operating activities	112	138	88

Cash flows used in investing Activities
Capital expenditures	(34)	(30)	(28)
Capitalized interest	—	—	(1)
Acquisition of businesses, net of cash and debt acquired	—	(130)	(35)
Proceeds from the sale of businesses	—	—	39
Investment in affiliates	—	(43)	(190)
Proceeds from the sale of assets	—	1	—
Purchases of investments	(7)	—	—

Net cash used in investing activities	(41)	(202)	(215)

Cash flows provided by financing activities
Net short-term debt borrowings	12	4	9
Borrowings of long-term debt	73	91	50
Repayments of long-term debt	(29)	(39)	(58)
Affiliated loan borrowings, net	(111)	33	49
Common stock dividends paid	(2)	—	(1)
Net cash provided by financing activities of discontinued operations	—	—	1

Net cash provided by financing activities	(57)	89	50
Effect of exchange rates on cash and cash equivalents	(15)	6	6

(Decrease) increase in cash and cash equivalents	(1)	31	(71)
Cash and cash equivalents at beginning of year	72	41	112

Cash and cash equivalents at end of year	$71	$72	$41

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

HEXION SPECIALTY CHEMICALS CANADA, INC.

	Year ended December 31,
(U.S. dollars in millions)	2008	2007	2006
Supplemental disclosures of cash flow information
Cash paid for:
Interest, net	$14	$55	$48
Income taxes, net	9	15	9
Non-cash investing and financing activity:
Capital contributions from parent (See Note 14)	—	2	2
Accounts receivable from affiliates reclassified to long-term loans receivable from affiliates	—	177	—
Accounts payable to affiliates reclassified to affiliated long-term debt	—	151	—

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

HEXION SPECIALTY CHEMICALS CANADA, INC.

(U.S. dollars in millions)	Common Stock	Paid- in- Capital	Accumulated Other Comprehensive Loss (a)	Retained Earnings	Total
Balance at December 31, 2005	$3	$118	$(100)	$28	$49
Net income				54	54
Translation adjustments			48		48

Comprehensive loss					102

Minority interest of parent in consolidated subsidiary		2			2
Impact of adoption of new accounting standard for pension and postretirement obligations, net of tax of $6			9		9
Common stock dividends paid				(1)	(1)
Allocations of corporate overhead (See Note 6)		10			10
Other				(2)	(2)

Balance at December 31, 2006	3	130	(43)	79	169
Net income				39	39
Gain recognized in comprehensive income from pension and postretirement benefits, net of tax			4		4
Translation adjustments			1		1

Comprehensive income					44

Minority interest of parent in consolidated subsidiary		2			2
Impact of adoption of new accounting standard for uncertain tax positions (See Note 15)				2	2

Allocations of corporate overhead (See Note 6)		17			17

Balance at December 31, 2007	3	149	(38)	120	234
Net loss				(23)	(23)
Gain recognized in comprehensive income from pension and postretirement benefits, net of tax			3		3
Translation adjustments			4		4

Comprehensive loss					(16)

Common stock dividends paid				(2)	(2)
Allocations of corporate overhead (See Note 6)		10			10

Balance at December 31, 2008	$3	$159	$(31)	$95	$226

(a)	Accumulated other comprehensive loss at December 31, 2008 represents $44 of net foreign currency translation losses and a $13 gain, net of tax, relating to net actuarial gains and prior service costs for the Company’s defined benefit pension and postretirement benefit plans (See Note 13). Accumulated other comprehensive loss at December 31, 2007 represents $48 of net foreign currency translation losses and a $10 gain, net of tax, relating to net actuarial gains and prior service costs for the Company’s defined benefit pension and postretirement benefit plans (See Note 13).

See Notes to Consolidated Financial Statements

Hexion Specialty Chemicals Canada, Inc.

Notes to Consolidated Financial Statements

(U.S. dollars in millions)

1. Background and Basis of Presentation

Hexion Specialty Chemicals Canada, Inc. (“Hexion Canada” or “the Company”) is engaged in the manufacture and marketing of urea, phenolic and epoxy-based resins, primarily used in forest and industrial products, molding compounds, and other specialty and industrial chemicals worldwide. At December 31, 2008, the Company’s operations included 35 manufacturing facilities in North and South America, Europe and Asia Pacific.

Hexion Canada is owned 100% by Hexion Specialty Chemicals, Inc. (“Hexion”). Hexion was formed on May 31, 2005 upon the combination of certain Apollo Management, L.P. (“Apollo”) controlled companies (the “Hexion Formation”).

Prior to the Hexion Formation, on April 29, 2005, Hexion Canada, through its wholly owned subsidiary, National Borden Chemical Germany GmbH (“NBCG”), completed its acquisition of Bakelite Aktiengesellschaft (“Bakelite” or the “Bakelite Acquisition”). The Bakelite Acquisition was financed primarily through an affiliate loan. See Note 10.

On August 12, 2004, concurrent with the acquisition (the “Acquisition”) of Borden Chemical by an affiliate of Apollo, the Company acquired most of Hexion’s foreign subsidiaries for an intercompany note payable of CDN$343. See Note 10. Since the reorganization was between related parties, and Hexion elected not to apply push-down accounting relating to the Acquisition, Hexion Canada’s basis in the acquired subsidiaries is Hexion’s historical cost basis.

Hexion incurs various costs, including corporate and administrative expenses, on behalf of the Company; the allocation of these costs is reflected in these financial statements. See Note 6.

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

Foreign Currency Translations—Although the functional currency of Hexion Canada is the Canadian dollar, the accompanying financial statements are presented in the reporting currency of Hexion. Accordingly, assets and liabilities of the Company are translated into Hexion’s reporting currency, the U.S. dollar, at the exchange rates in effect at the balance sheet date. Income, expenses and cash flows are translated at average exchange rates prevailing during the year. The effect of translation is accounted for as an adjustment to Shareholder’s equity and is included in Accumulated other comprehensive loss. Transaction gains and losses are included as a component of net income. The Company recognized transaction losses of $3, $6 and $6 for the years ended December 31, 2008, 2007 and 2006 respectively.

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

Cash and Cash Equivalents—The Company considers all highly liquid investments that are purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2008 and 2007, the Company had interest-bearing time deposits and other cash equivalent investments of $11 and $22, respectively. They are included on the Consolidated Balance Sheets as a component of Cash and cash equivalents.

Investments—Investments with original maturities greater than 90 days but less than one year are included on the Consolidated Balance Sheets as Short-term investments. At December 31, 2008, the Company had Brazilian real denominated U.S. dollar index investments of $7. These investments, which are classified as held-to-maturity securities in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, are recorded at cost, which approximates fair value.

Allowance for Doubtful Accounts—The allowance for doubtful accounts is estimated using factors such as customer credit ratings and past collection history. Receivables are charged against the allowance for doubtful accounts when it is probable that the receivable will not be recovered.

Inventories—Inventories are stated at lower of cost or market using the first-in, first-out method. Costs include direct material, direct labor and applicable manufacturing overheads. Abnormal manufacturing costs are recognized as period costs and fixed manufacturing overheads are allocated based on normal production capacity. An allowance is provided for excess and obsolete inventories based on management’s review of inventories on-hand compared to the estimated future usage and sales. Inventories on the Consolidated Balance Sheets are presented net of an allowance for excess and obsolete inventory of $2 at December 31, 2008 and 2007.

Deferred Expenses—Deferred financing costs are presented as a component of Other assets on the Consolidated Balance Sheets and are amortized over the life of the related debt or credit facility using the effective interest method. Upon extinguishment of any of the debt, the related debt issuance costs are written off. At December 31, 2008 and 2007, the Company’s unamortized deferred financing costs were $1.

Property and Equipment—Land, buildings and machinery and equipment are stated at cost less accumulated depreciation. Depreciation is recorded on the straight-line basis over the estimated useful lives of properties (the average estimated useful lives for buildings is 20 years and for machinery and equipment 15 years). Assets under capital leases are amortized over the lesser of their useful lives or the lease term. Major renewals and betterments are capitalized. Maintenance, repairs, minor renewals and turnarounds (periodic maintenance and repairs to major units of manufacturing facilities) are expensed as incurred. When property and equipment is retired or disposed of, the asset and related depreciation are removed from the accounts and any gain or loss is reflected in income. The Company capitalizes interest costs that are incurred during the construction of property and equipment. Depreciation expense was $52, $47 and $37 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Goodwill and Intangibles—The excess of purchase price over net tangible and identifiable intangible assets of businesses acquired is carried as Goodwill on the Consolidated Balance Sheets. Separately identifiable intangible assets that are used in the operations of the business (e.g., patents and technology, customer lists and contracts) are recorded at cost (fair value at the time of acquisition) and reported as Other intangible assets, net on the Consolidated Balance Sheets. The Company does not amortize goodwill or indefinite-lived intangible assets. Intangible assets with determinable lives are amortized on a straight-line basis over the shorter of the legal or useful life of the assets, which range from 1 to 30 years. Certain trademarks and patents are owned by Hexion and are used on a royalty-free basis by the Company. See Note 7.

Impairment—The Company reviews property and equipment and all amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability is based on estimated undiscounted cash flows. Measurement of the impairment loss, if any, is based on the difference between the carrying value and fair value. During the years ended December 31, 2008, 2007 and 2006, impairments of $8, $12 and $1 were included in Other non-operating expense, net on the Consolidated Statements of Operations. See Note 7 for discussion of amortizable intangible asset impairments. In addition, during the year ended December 31, 2008, accelerated depreciation on closing facilities of $8 was included in Other operating expense, net on the Consolidated Statements of Operations. In 2007, the impairment charges resulted from the Company’s decisions to close certain of its manufacturing facilities due to the prolonged slump in the North American housing and construction markets.

The Company tests goodwill for impairment annually, or when events or changes in circumstances indicate impairment may exist, by comparing the fair value of each reporting unit to its carrying value to determine if there is an indication that a potential impairment may exist. The Company uses a probability weighted market and income approach to estimate the values of its reporting units. The Company’s market approach is a comparable analysis technique commonly used in the investment banking and private equity industries based on the EBITDA (earnings before interest, income taxes, depreciation and amortization) multiple technique. Under this technique, estimated values are the result of a market-based EBITDA multiple applied to an appropriate historical EBITDA amount, adjusted for the additional fair value that would be assigned by a market participant obtaining control over the reporting unit. The Company’s income approach is a discounted cash flow model. When the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of the reporting unit’s goodwill, an impairment loss is recognized for the difference. At December 31, 2008 and 2007, the fair value of the Company’s reporting units exceeded the carrying amount of assets (including goodwill) and liabilities assigned to the units.

General Insurance—The Company is generally insured for losses and liabilities for workers’ compensation, physical damage to property, business interruption and comprehensive general, product and vehicle liability under policies maintained by Hexion and is allocated a share of the related premiums. See Note 6.

Legal Claims and Costs—The Company accrues for legal claims and costs in the period in which a claim is made or an event becomes known, if the amounts are probable and reasonably estimable. Each claim is assigned a range of potential liability, with the most likely amount accrued. If there is no amount in the range of potential liability that is most likely, the low end of the range is accrued. The amount accrued includes all costs associated with the claim, including settlements, assessments, judgments, fines and incurred legal fees. See Note 12.

Environmental Matters— Accruals for environmental matters are recorded following the guidelines of Statement of Position 96-1, Environmental Remediation Liabilities, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Environmental accruals are reviewed on a quarterly basis and as events and developments warrant. See Note 12.

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

Research and Development Costs—Funds are committed to research and development activities for technical improvement of products and processes that are expected to contribute to future earnings. All costs associated with research and development are charged to expense as incurred. Research and development and technical service expense of $13, $16 and $16 for the years ended December 31, 2008, 2007 and 2006, respectively, are included in Selling, general and administrative expense in the Consolidated Statements of Operations.

Terminated Merger Costs—The Company incurred terminated merger costs totaling $14 for the year ended December 31, 2008. These costs primarily represent legal, consulting, accounting and tax costs related to the terminated Huntsman Corporation merger agreement and litigation. The Company is also negotiating discounts and extended payment terms with providers of services in connection with the terminated merger but has not recognized a reduction in liabilities at December 31, 2008.

Integration Costs—The Company incurred Integration costs totaling $4, $4 and $20 for the years ended December 31, 2008, 2007 and 2006. These costs represent costs to implement a single, company-wide, management information and accounting system as well as redundancy and plant rationalization costs and incremental administrative costs from integration programs that resulted from the Hexion Formation and recent acquisitions.

Income Taxes—The Company files individual tax returns in the respective countries in which it operates. Income tax expense is based on reported results of operations before income taxes using the prevailing rates for each tax jurisdiction. Deferred income taxes represent the tax effect of temporary differences between amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. Income tax expense is based on reported results of operations accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires deferred tax assets and liabilities to be recognized for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of the assets and liabilities. Deferred tax balances are adjusted to reflect tax rates, based on current tax laws that will be in effect in the years in which temporary differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. For purposes of these financial statements, the international subsidiaries are treated as foreign subsidiaries of a domestic parent, Hexion Canada, for all periods presented. Reconciliations of tax rates are calculated at the statutory Canadian tax rates.

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

Derivative Financial Instruments—The Company periodically enters into forward exchange contracts or interest rate swaps to reduce the Company’s cash flow exposure to changes in foreign exchange rates or interest rates. The Company does not hold or issue derivative financial instruments for trading purposes. These instruments are not accounted for using hedge accounting, but are measured at fair value and recorded on the balance sheet as an asset or liability, depending upon the Company’s underlying rights or obligations. Changes in fair value are recognized in earnings. See Note 8.

Stock-Based Compensation— Stock-based compensation cost is measured at the grant date based on the fair value of the award which is amortized as expense over the requisite service period. As the Company is a nonpublic entity, the Company has applied this method of accounting to new awards and to awards that have been modified, repurchased or cancelled since January 1, 2005.

The Company does not maintain any stock option plans. However, certain of the Company’s employees have been granted Hexion equity awards, for which the Company is allocated a share of the related compensation expense (See Note 6).

Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk are primarily temporary investments and accounts receivable. The Company places its temporary investments with high quality institutions and, by policy, limits the amount of credit exposure to any one institution. Concentrations of credit risk for accounts receivable are limited due to the large number of customers in the Company’s customer base and their dispersion across many different industries and geographies. The Company generally does not require collateral or other security to support customer receivables.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. This statement establishes a standard definition of fair value, establishes a framework under generally accepted accounting principles to measure fair value and expands disclosure requirements for fair value measurements. On January 1, 2008, the Company adopted the provisions of SFAS No. 157 for assets and liabilities measured or disclosed at fair value on a recurring basis. The Company has not yet applied the provisions of SFAS No. 157 to its nonfinancial assets and liabilities measured on a non-recurring basis, in accordance with FSP 157-2, Effective Date of FASB Statement No. 157. SFAS No. 157 will be adopted for nonfinancial assets and liabilities measured on a non-recurring basis on January 1, 2009 and is not expected to have a material impact on the Company’s consolidated financial statements. The Company’s major classes of nonfinancial assets and liabilities measured on a non-recurring basis include reporting units, long-lived assets and intangible assets measured at fair value for impairment assessment as well as assets and liabilities initially measured at fair value in a business combination.

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

In March, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires enhanced disclosures about derivative instruments and hedging activities to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 will be effective for the Company on January 1, 2009.

3. Productivity Program

At December 31, 2008, the Company has targeted $25 of productivity savings to properly align its cost structure in response to the challenging economic environment. Most of the actions to obtain these savings will have been initiated or completed in the next 18 months and will result in a reduction in the Company’s worldwide headcount. The Company expects to incur $9 in costs to achieve these savings, consisting of $6 for workforce reductions and $3 for other one-off projects. These costs will be funded through working capital.

During the year ended December 31, 2008, the Company recognized restructuring charges of $5 in Other operating expense, net on the Consolidated Statements of Operations related to the workforce reduction portion of this program. These costs primarily relate to employee termination costs and are accounted for in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits. At December 31, 2008, the Company had accrued $5 in Other current liabilities in the Consolidated Balance Sheets.

4. Acquisitions and Divestitures

The Company accounts for acquisitions using the purchase method of accounting. As required under this method, results of operations of the acquired entities have been included from the date of acquisition, and any excess of purchase price over the sum of amounts assigned to identified assets and liabilities has been recorded as goodwill.

2007 Acquisitions

Orica A&R Acquisition

On February 1, 2007, certain subsidiaries of the Company acquired the adhesives and resins (“A&R”) business of Orica Limited (the “Orica A&R Acquisition”) for a net purchase price of Australian dollars (“AUD”) 77, or $60, subject to certain adjustments. The Company incurred direct acquisition related costs of $3, which was included as part of the purchase price. Net working capital and other adjustments were net settled with no additional purchase price impact. The A&R business manufactures formaldehyde and formaldehyde-based binding resins used primarily in the forest products industry, and has three manufacturing facilities in Australia and New Zealand. This acquisition strengthens the Company’s presence in the Asia-Pacific region and will enable the Company to expand its service of the forest products marketplace. This acquisition is included in the Formaldehyde and Forest Products Resins segment.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Fair Value at February 1, 2007
Current assets	$19
Property and equipment	45
Goodwill	7
Other intangible assets	7

Total assets acquired	78
Current liabilities	10
Other long-term liabilities	5

Total liabilities assumed	15

Fair value of net assets acquired	$63

Acquired intangible assets of $7 were assigned to customer relationships and have a weighted average useful life of approximately 10 years. Goodwill is not expected to be deductible for tax purposes.

The following unaudited pro forma financial information presents the consolidated results of operations as if the Orica A&R Acquisition had occurred at the beginning of the periods presented. Pro forma adjustments include only the effects of events directly attributable to the acquisition. The pro forma adjustments reflected in the table below include amortization of intangibles, depreciation adjustments from the write-up of property and equipment to estimated fair market value, and interest expense on a new debt facility used to fund the Orica A&R Acquisition (See Note 9) and related income tax effects.

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

5. Discontinued Operations

On August 1, 2006, the Company sold its Taro Plast S.p.A. business (“Taro Plast”). Taro Plast was acquired in the Bakelite Acquisition. Accordingly, Taro Plast has been reported as a discontinued operation for the year ended December 31, 2006. Net sales and loss from discontinued operations in the Consolidated Statements of Operations for the years ended December 31 related to the Taro Plast sale follow:

2006
Net sales	$28
Loss from discontinued operations	(14)

Loss from discontinued operations for the year ended December 31, 2006 includes an impairment charge of $13 for the amount by which the carrying amount of the net assets of Taro Plast exceeded the selling price. As the Company is party to a participation exemption, there was no tax benefit on the capital loss for the year ended December 31, 2006.

6. Related Party Transactions

The Company sells finished goods and certain raw materials to Hexion and certain of its subsidiaries. Total sales were $54, $103 and $87 in 2008, 2007 and 2006, respectively. In addition, the Company purchases raw materials and finished goods from Hexion and certain of its subsidiaries, which were $177, $176 and $119 in 2008, 2007 and 2006, respectively.

Hexion incurs various administrative and operating costs on behalf of Hexion Canada that are reimbursed by the Company. These costs include engineering and technical support, purchasing, quality assurance, sales and customer service, information systems, research and development and certain administrative services. These service costs have been allocated to the Company generally based on sales or sales volumes and when determinable, based on the actual usage of resources. These costs are included within Selling, general and administrative expense and Cost of goods sold in the Consolidated Statements of Operations and were $26, $10 and $12 in 2008, 2007 and 2006, respectively. The 2008 charges include $9 for additional corporate departmental overhead costs Hexion allocated during the year.

Hexion provides global services relating to procurement, productivity enhancement, and health, safety and environmental issues to the Company. Beginning in 2008, Hexion implemented a revenue-based royalty charge for these services. Hexion Canada’s expense relating to these services totaled $30 for the year ended December 31, 2008. Prior to 2001, the Company incurred royalties for the use in operations of certain trademarks and patents owned by Hexion. At December 31, 2008 and 2007, the Company had amounts due to Hexion under these arrangements of $5 and $9, respectively.

The Company earns royalty income from a subsidiary of Hexion in exchange for the affiliate’s use of certain of the Company’s trademarks, patents, and other intangible assets. The Company recorded royalty income of $17 and $18 for the years ended December 31, 2008 and 2007, respectively, under these agreements.

In addition, Hexion maintains certain insurance policies that benefit Hexion Canada. Amounts pertaining to these policies, and allocated to the Company based upon sales, were $5, $6 and $5 in 2008, 2007 and 2006, respectively, and are classified in Selling, general and administrative expense in the Consolidated Statements of Operations.

For the years ended December 31, 2007 and 2006, the Company was charged $1 and $5, respectively, for costs incurred by Hexion on behalf of the Company associated with the implementation of a single, company-wide, management information and accounting system and a new consolidations and financial reporting system. These costs are classified in Integration costs in the Consolidated Statements of Operations.

At December 31, 2008 and 2007, the Company had affiliated receivables of $54 and $74, respectively, and affiliated payables of $78 and $69, respectively, related to these transactions.

In addition to direct charges, Hexion provides certain administrative services that are not reimbursed by Hexion Canada. These costs include corporate controlled expenses such as executive management, legal, health and safety, accounting, tax and credit, and have been allocated herein to the Company on the basis of Net sales. The charge also includes allocated stock-based compensation expense of $1 for each of the years ended December 31, 2008, 2007 and 2006, and is included in Finance in the table below. Management believes that the amounts allocated in such a manner are reasonable and consistent and are necessary in order to properly depict the financial results of the Company on a stand-alone basis. However, the amounts are not necessarily indicative of the costs that would have been incurred if the Company had operated independently. This expense is included in Selling, general and administrative expense with the offsetting credit recorded in Shareholder’s equity. There is no income tax provided on these amounts because they are not deductible.

The following table summarizes these allocations for the years ended December 31:

	2008	2007	2006
Executive group	$2	$4	$2
General counsel	—	2	1
Environmental, health, and safety services	2	1	1
Finance	6	10	6

Total	$10	$17	$10

Hexion Canada guarantees Hexion’s $34 Parish of Ascension Industrial Revenue Bonds, for which Hexion pays the Company a guarantor fee annually.

See Note 10 for a description of the Company’s affiliated financing and investing activities.

7. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 are as follows:

Total
Goodwill balance at December 31, 2006	82
Acquisitions	12
Purchase accounting adjustments	(7)
Foreign currency translation	9

Goodwill balance at December 31, 2007	$96
Purchase accounting adjustments	(16)
Foreign currency translation	(10)

Goodwill balance at December 31, 2008	$70

Purchase accounting adjustments in 2008 are primarily a result of changes in estimates about the tax treatment of transaction costs in the Bakelite Transaction that were ultimately allowed by the taxing authority.

The Company’s intangible assets with identifiable useful lives consist of the following as of December 31:

	2008			2007
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets:
Patents and technology	$20	$8	$12	$29	$5	$24
Customer lists and contracts	77	14	63	64	1	63
Other	12	4	8	22	2	20

	$109	$26	$83	$115	$8	$107

The Company had $1 of tradenames at December 31, 2007 with indefinite lives. In 2008, the Company determined these tradenames had a finite useful life and commenced amortization. The impact of foreign currency translation on intangible assets is included in accumulated amortization.

During the year ended December 31, 2008, the Company recorded an $8 charge for the impairment of tradenames from which cash flows are no longer generated. This amount is included in Other operating expense, net on the Consolidated Statements of Operations.

Total intangible amortization expense for the years ended December 31, 2008, 2007 and 2006 was $10, $7 and $5, respectively.

Estimated annual intangible amortization expense for 2009 through 2013 is as follows:

2009	$9
2010	7
2011	7
2012	7
2013	7

8. Financial Instruments and Fair Value Disclosures

On January 1, 2008, the Company adopted the provisions of SFAS No. 157 for assets and liabilities measured or disclosed at fair value on a recurring basis, including financial instruments. This statement establishes a standard definition of fair value, establishes a framework under generally accepted accounting principles to measure fair value and expands disclosure requirements for fair value measurements. Fair values are determined from quoted, observable market prices where available or based on other similar financial instruments. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, debt, affiliated loans receivable and payable, affiliated royalties and other liabilities are considered reasonable estimates of their fair values at December 31, 2008 and 2007 due to the short-term maturity of these financial instruments.

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

•	Level 3: Unobservable inputs, for example, inputs derived through extrapolation or interpolation that cannot be corroborated by observable market data.

Following is a summary of assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Derivative liabilities	$—	$(1)	$—	$(1)

The following table summarizes the Company’s derivative financial instruments as of December 31:

	2008				2007
	Average Days to Maturity	Average Contract Rate	Notional Amount	Fair Value Asset (Liability)	Average Days to Maturity	Average Contract Rate	Notional Amount	Fair Value Asset (Liability)
Interest Rate Swap
Australia Multi-Currency Term	1,094	—	24	(1)	1,460	—	28	1

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

The Company calculates the fair value of its derivative liabilities using quoted market prices whenever available. When quoted market prices are not available, the Company uses standard pricing models with market-based inputs, adjusted for nonperformance risk. When its financial instruments are in a liability position, the Company evaluates its credit risk as a component of fair value. When its financial instruments are in an asset position, the Company is exposed to credit loss in the event of nonperformance by other parties to these contracts and evaluates their credit risk as a component of fair value.

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

The Company had derivative losses of $1 classified as Other current liabilities at December 31, 2008 and derivative gains of $1 classified as Other current assets at December 31, 2007. The Company recognized (losses) gains on derivatives in Other non-operating expense, net in the Consolidated Statements of Operations of $(2) and $1 for the years ended December 31, 2008 and 2007, respectively.

9. Debt and Lease Obligations

Debt outstanding at December 31 follows:

	2008		2007
	Long Term	Due Within One Year	Long Term	Due Within One Year
Hexion revolving facility due 2011 at 4% and 7.4% at December 31, 2008 & 2007, respectively	$50	$—	$—	$—
Australia Multi-Currency Term / Working Capital Facility due 2012 at 8.9% and 8.82% at December 31, 2008 and 2007, respectively	43	7	64	5
Itau, Santander, Safra, Brasil, ABN Amro, Unibanco and Votorantim Banks, Brazil, revolving credit facilities, variable interest, 8.1% and 9% at December 31, 2008 and 2007, respectively	—	27	—	22
Nordea Bank, Finland PLC, term loan, due 2013, variable interest at 3% and 5.3% at December 31, 2008 and 2007, respectively	10	3	—	13
Australia, revolving facility, variable interest of 7.6% at December 31, 2007, collateralized by assets of the business	—	—	—	5
Itau, Brasil, Industrial and ABN Amro Banks, Argentina, revolving loans, variable interest, at 21% and 15.5% at December 31, 2008 and 2007, respectively	—	4	—	4
Korea Exchange Bank, due 2009, variable interest, at 5% and 7.2% at December 31, 2008 and 2007, respectively, payable quarterly, certain property pledged as collateral	—	6	—	1
Other	3	1	—	1

Total debt	$106	$48	$64	$51

Senior Secured Credit Facilities of Hexion

Hexion Canada and certain of Hexion’s European subsidiaries, which includes its UK subsidiary, are eligible to participate in the amended Senior Secured Credit Facilities. The European subsidiaries are able to borrow an aggregate maximum of $125, while the Canadian operating subsidiary may borrow a maximum of $50. As of December 31, 2008 and 2007, amounts of $50 and $0, respectively, were outstanding under the Hexion Credit Facilities.

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

Hexion has amended its credit facilities in June 2007, November 2006 and May 2006.

International Credit Facilities

In addition to the amended Senior Secured Credit Facilities, the Company had various international credit facilities. At December 31, 2008, under these international credit facilities the Company had $31 available to fund working capital needs and capital expenditures. While these facilities are primarily unsecured, portions of the lines are collateralized by equipment at December 31, 2008.

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

Aggregate maturities of total non-affiliated debt and minimum annual rentals under operating leases at December 31, 2008, for the Company are as follows:

Year	Debt	Minimum Rentals Under Operating Leases
2009	$48	$4
2010	9	4
2011	88	2
2012	2	2
2013	6	1
2014 and beyond	1	—

	$154	$13

The Company’s operating leases consist primarily of vehicle, equipment and land and buildings. Rental expense amounted to $5, $4 and $4 for the years ended December 31 2008, 2007 and 2006, respectively.

10. Affiliated Financing

As discussed in Note 1, to finance the acquisition of certain international subsidiaries from Hexion, the Company assumed a fixed rate note of CDN$343. In conjunction with the issuance of this note, Hexion entered into a common share forward subscription agreement with Hexion Canada requiring Hexion to subscribe to shares of Hexion Canada stock at CDN$845 per share at the principal repayment date for the loan. To finance the Bakelite Acquisition in 2005, Hexion Canada also borrowed CDN$308 from Hexion Nova Scotia Finance, ULC (“Nova Scotia”). Approximately CDN$119 (or $95) was effectively repaid during 2005, via a capital contribution from Hexion to the Company.

The loans have been combined and have an outstanding balance of CDN$532, or $435 at December 31, 2008 and CDN$532, or $538 at December 31, 2007. The note has a fixed interest rate based on Nova Scotia’s cost of capital plus 100 basis points, which was 10.8% per annum at December 31, 2008 and 2007, and becomes due July 15, 2014. Interest expense related to this note totaled $54 for 2008 and 2007. In 2006, interest expense related to the fixed rate note of CDN$343 was $31 and interest expense related to the CDN$308 loan was $19.

The Company has additional loans due to affiliates of $145 and $232 at December 31, 2008 and 2007, respectively, with a weighted average interest rate of approximately 6.6% and 6.9% at December 31, 2008 and 2007, respectively. These affiliated borrowings were made for cash management purposes. Interest expense related to these loans was approximately $8, $5 and $1 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company had loans receivable from various affiliates of $412 at December 31, 2008 and 2007 with a weighted average interest rate of approximately 6.6% and 6.9% at December 31, 2008 and 2007, respectively. These affiliated loans were made for cash management purposes. Interest income related to these loans was approximately $27, $15 and $4 for the years ended December 31, 2008, 2007 and 2006, respectively.

11. Guarantees, Indemnities and Warranties

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

Indemnities related to the pre-closing operations of sold assets normally do not represent additional liabilities to the Company, but simply serve to protect the buyer from potential liability associated with the Company’s existing obligations at the time of sale. As with any liability, the Company has accrued for those pre-closing obligations that it considers probable and reasonably estimable. The amounts recorded at December 31, 2008 and 2007 are not significant.

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

12. Commitments and Contingencies

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

The Company has recorded liabilities of $4 and $6 at December 31, 2008 and 2007, respectively, for ten locations for all probable environmental remediation, indemnification and restoration liabilities. These amounts include estimates of unasserted claims the Company believes are probable of loss and reasonably estimable. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may fall within a range of $3 to $8 in the aggregate, at December 31, 2008. This estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of this range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if the underlying facts or circumstances change, the final outcome could differ materially from these estimates.

At six of these locations, the Company is conducting environmental remediation and restoration under business realignment programs due to closure of the sites. Total reserves related to these sites included in Business realignment reserves were $3 at December 31, 2008 and 2007. Much of this remediation is being performed by the Company on a voluntary basis; therefore, the Company has greater control over the costs to be incurred and the timing of cash flows. The Company anticipates the amounts under these reserves will be paid within the next five years.

Non-Environmental Legal Matters

The Company is involved in various product liability, commercial and employment litigation, personal injury, property damage and other legal proceedings that are considered to be in the ordinary course of business. The Company has reserves of $3 and $4 at December 31, 2008 and 2007, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable. The following legal claim is not in the ordinary course of business:

Brazil Tax Claim—In 1992, the State of Sao Paulo Administrative Tax Bureau issued an assessment against the Company’s Brazilian subsidiary claiming that excise taxes were owed on certain intercompany loans made for centralized cash management purposes. These loans were characterized by the Tax Bureau as intercompany sales. Since that time, management and the Tax Bureau have held discussions and the subsidiary filed an administrative appeal seeking cancellation of the assessment. The Administrative Court upheld the assessment in December 2001. In 2002, the subsidiary filed a second appeal with the highest-level Administrative Court, again seeking cancellation of the assessment. In February 2007, the highest-level Administrative Court upheld the assessment. The Company requested a review of this decision. On April 23, 2008, the Brazilian Administrative Tax Tribunal issued its final decision upholding the assessment against the subsidiary. The Company filed an Annulment action in the Brazilian Judicial Courts in May 2008 along with a request for an injunction to suspend the tax collection. The injunction was denied but the Annulment action is being pursued. The Company obtained court approval to pledge certain properties and assets in Brazil during the pendency of the Annulment action in lieu of paying the assessment. The Company continues to believe it has a strong defense against the assessment and does not believe a loss contingency is probable. At December 31, 2008, the amount of the assessment, including tax, penalties, monetary correction and interest, is 62 Brazilian reais, or approximately $27.

13. Pension and Non-Pension Postretirement Benefit Plans

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

The following table presents the change in benefit obligation, change in plan assets and components of funded status for the Company’s defined benefit pension and non-pension postretirement benefit plans for the years ended December 31:

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
Change in Benefit Obligation
Benefit obligation at beginning of year	$125	$114	$5	$5
Service cost	2	2	—	—
Interest cost	7	5	—	—
Actuarial gains	(6)	(5)	(1)	(2)
Foreign currency exchange rate changes	(8)	12	(1)	2
Benefits paid	(5)	(4)	—	—
Acquisitions / divestitures	—	1	—	—

Benefit obligation at end of year	115	125	3	5

Change in Plan Assets
Fair value of plan assets at beginning of year	8	7	—	—
Actual return on plan assets	(1)	—	—	—
Employer contribution	5	4	—	—
Foreign currency exchange rate changes	(1)	1	—	—
Benefits paid	(5)	(4)	—	—

Fair value of plan assets at end of year	6	8	—	—

Funded status of the plan at end of year	$(109)	$(117)	$(3)	$(5)

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
Amounts recognized in the Consolidated Balance Sheets at December 31 consist of:
Other current liabilities	$(3)	$(3)	$—	$—
Long-term pension obligations	(106)	(114)	—	—
Other long-term liabilities	—	—	(3)	(5)
Accumulated other comprehensive (income) loss	(21)	(17)	—	1

Net amounts recognized	$(130)	$(134)	$(3)	$(4)

Amounts recognized in Accumulated other comprehensive loss at December 31 consist of:
Net actuarial (gain) loss	$(21)	$(17)	$—	$1

Net amounts recognized	$(21)	$(17)	$—	$1

Pension plans with underfunded or non-funded accumulated benefit obligations at December 31:
Aggregate projected benefit obligation	$115	$125
Aggregate accumulated benefit obligation	107	113
Aggregate fair value of plan assets	6	8

The Arkema Acquisition during the year ended December 31, 2007 included two unfunded defined benefit plans with a total projected benefit obligation at the date of acquisition of $1. Actuarial gains during the year ended December 31, 2008 of $7 resulted from changes in actuarial assumptions and favorable experience. The foreign currency impact reflected in these rollforward tables are for changes in the euro and Canadian dollar versus the U.S. dollar.

Plan assets of $6 and $8 at December 31, 2008 and 2007, respectively, relate to the Company’s funded pension plan that has an accumulated benefit obligation of $6 and $10 at December 31, 2008 and 2007, respectively.

Following are the components of net pension and postretirement expense recognized by the Company for the years ended December 31:

	Pension Benefits			Postretirement benefits
	2008	2007	2006	2008	2007	2006
Service cost	$2	$2	$2	$—	$—	$—
Interest cost on projected benefit obligation	7	5	5	—	—	—
Expected return on assets	(1)	(1)	—	—	—	—

Net expense	$8	$6	$7	$—	$—	$—

The following amounts were recognized in other comprehensive income during the year ended December 31, 2008:

	Pension Benefits	Postretirement Benefits	Total
Net actuarial gains arising during the year	$(4)	$(1)	$(5)
Deferred income taxes	1	1	2

Gain recognized in other comprehensive income, net of tax	$(3)	$—	$(3)

The amounts in Accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during the next fiscal year is $1.

Determination of actuarial assumptions

The Company’s actuarial assumptions are determined separately for each plan, taking into account the demographics of the population, the target asset allocations for funded plans, regional economic trends, statutory requirements and other factors that could impact the benefit obligation and plan assets.

The discount rates selected reflect the rate at which pension obligations could be effectively settled. For 2008, the Company selected the discount rates based on cash flow models using the yields of high-grade corporate bonds or the local equivalent with maturities consistent with the Company’s anticipated cash flow projections.

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

The weighted average rates used to determine the benefit obligations were as follows at December 31:

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
Discount rate	5.8%	5.5%	7.5%	5.5%
Rate of increase in future compensation levels	3.0%	3.0%	—	—
The weighted average assumed health care cost trend rates are as follows at December 31:
Health care cost trend rate assumed for next year			7.9%	8.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)			4.9%	4.7%
Year that the rate reaches the ultimate trend rate			2017	2017

The weighted average rates used to determine net periodic pension and postretirement expense were as follows for the years ended December 31:

	Pension Benefits			Postretirement Benefits
	2008	2007	2006	2008	2007	2006
Discount rate	5.5%	4.6%	4.3%	5.5%	5.3%	5.0%
Rate of increase in future compensation levels	3.0%	2.5%	2.5%	—	—	—
Expected long-term rate of return on plan assets	7.0%	7.0%	7.0%	—	—	—

A one-percentage-point change in the assumed health care cost trend rates would change the projected benefit obligation for non-pension postretirement benefits service cost and interest cost would be less than $1.

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

	Actual		Target
	2008	2007	2009
Weighted average allocations of Canadian pension plan assets at December 31:
Equity securities	58%	59%	60%
Debt securities	38%	36%	35%
Cash, short-term investments and other	4%	5%	5%

	100%	100%	100%

Projections of Plan Contributions and Benefit Payments

The Company expects to make contributions totaling $5 to its defined benefit pension plans in 2009.

Estimated future plan benefit payments as of December 31, 2008 are as follows:

	Pension Benefits	Postretirement Benefits
2009	$4	$—
2010	4	—
2011	4	—
2012	4	—
2013	4	—
2014 to 2018	22	1

Defined Contribution and Other Plans

The Company sponsors a number of defined contribution plans for its employees in various countries. Depending upon the country and plan, eligible salaried and hourly employees may contribute up to 7% of their pay as basic contributions to the plans. The Company provides matching contributions of up to 100% of the basic contributions. Total charges to operations for matching contributions under these plans were $4, $4 and $3 for the years ended December 31, 2008, 2007 and 2006.

The Company’s German subsidiaries offer a government subsidized early retirement program(“Altersteilzeit” or “AZT Plans”) to eligible employees, which are accounted for under the guidance of Emerging Issues Task Force Issue No. 05-5. The Company has liabilities for these arrangements totaling $3 and $2 for the years ended December 31, 2008 and 2007, respectively. The expense for these plans was $2 for the year ended December 31, 2008 and less than $1 for the years ended December 31, 2007 and 2006.

14. Shareholder’s Equity

Shareholder’s equity reflects the common equity of Hexion Canada with all of the common equity of its subsidiaries eliminated, except for the equity of Hexion Argentina, representing Hexion’s 12% interest, Hexion Malaysia, representing Hexion’s 34% interest, and Nimbus, totaling $5 as of December 31, 2008 and 2007.

Hexion Canada has 489,866 shares of no-par common stock outstanding during all periods presented with an unlimited number of common, Preference and Class B Preference shares authorized.

15. Income Taxes

Comparative analysis of Hexion Canada’s income tax expense (benefit) follows:

	2008	2007	2006
Current
Federal and provincial	$(5)	$(4)	$7
Foreign	20	33	24

Total	15	29	31

Deferred
Federal and provincial	—	(2)	—
Foreign	(8)	(8)	1

Total	(8)	(10)	1

Income tax expense	$7	$19	$32

A reconciliation of the Company’s combined differences between income taxes computed at Canadian Federal statutory tax rate of 19.5% at December 31, 2008 and 22.12% at December 31, 2007 and 2006 and provisions for income taxes follows:

	2008	2007	2006
Income taxes computed at federal statutory tax rate	$(3)	$13	$22
Foreign rate differentials	(3)	9	4
Expenses not deductible for tax	11	4	3
Increase (decrease) in the taxes due to changes in valuation allowance	3	(1)	(2)
Unrepatriated earnings of foreign subsidiaries	2	—	1
Adjustment of prior estimates and other	—	—	5
Changes in tax laws and rates	—	(4)	—
Provincial taxes and other	(3)	(2)	(1)

Income tax expense	$7	$19	$32

Consolidated tax expense reflects lower tax rates in foreign jurisdictions compared to the domestic rate of 19.50% offset by expenses not deductible for tax purposes related to increases in uncertain tax positions.

The domestic and foreign components of the Company’s income (loss) before income taxes are as follows:

	2008	2007	2006
Domestic	(50)	(36)	$(6)
Foreign	34	94	106

	$(16)	$58	$100

The tax effects of the Company’s significant temporary differences, and net operating loss and credit carryforwards, which comprise the deferred tax assets and liabilities at December 31, 2008 and 2007, are as follows:

	2008	2007
Assets
Accrued and other expenses	$5	$9
Net operating loss and credit carryforwards	18	21
Pension liabilities	13	13

Gross deferred tax assets	36	43
Valuation allowance	(15)	(23)

Net deferred tax asset	21	20

Liabilities
Property, equipment and intangibles	(24)	(33)
Unrepatriated earnings of foreign subsidiaries	(19)	(17)
Certain intangibles	(17)	(16)
Other long term liabilities	—	(3)

Gross deferred tax liabilities	(60)	(69)

Net deferred tax liability	$(39)	$(49)

The Company’s deferred tax assets primarily include foreign net operating loss carryforwards. As of December 31, 2008, the net operating loss carryforwards available are $61, related primarily to the UK. These net operating loss carryforwards have an unlimited carryover and do not expire. A valuation allowance of $15 has been provided against the foreign attributes.

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

Unrecognized Tax Benefits

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). Upon adoption of FIN 48, the Company reversed a tax contingency recorded in prior periods which increased Retained Earnings $2 for the cumulative effect of adoption. The liability for unrecognized tax benefits and related interest and penalties is included in Other long-term liabilities in the Consolidated Balance Sheets because payments are not anticipated to be made within one year of the balance sheet date. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2008	2007
Balance at beginning of year	$—	$—
Additions based on tax positions related to the current year	9	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Settlements	—	—

Balance at end of year	$9	$—

During the year ended December 31, 2008, the company increased its amount of unrecognized tax benefits by $9 for various intercompany transactions. The Company did not recognize any interest or penalties for the year ended December 31, 2008.

$9 of unrecognized tax benefits, if recognized, would affect the effective tax rate. The Company anticipates recognizing a range of $0 to $9 of the total amount of unrecognized tax benefits within the next 12 months as a result of receiving additional information from foreign jurisdictions related to transfer pricing.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of

Hexion Specialty Chemicals Canada, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholder’s equity (deficit) and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of Hexion Specialty Chemicals Canada, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 13 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit and other postretirement plans as of December 31, 2006. As discussed in Note 15 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions as of January 1, 2007.

PricewaterhouseCoopers LLP

Columbus, Ohio

March 11, 2009