Form 10-Q
period 2009-03-31
HEXION SPECIALTY CHEMICALS, INC.
filed 2009-05-11
CIK 13239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No    ☒

As a voluntary filer, the Company has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on May 1, 2009: 82,556,847

HEXION SPECIALTY CHEMICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

	Three Months ended March 31,
(In millions)	2009	2008
Net sales	$914	$1,636
Cost of sales	824	1,429

Gross profit	90	207
Selling, general and administrative expense	83	104
Terminated merger and settlement (income) expense, net	(30)	9
Integration costs	—	7
Other operating expense, net	25	4

Operating income	12	83
Interest expense, net	64	78
Gain on extinguishment of debt	(168)	—
Other non-operating (income) expense, net	(4)	6

Income (loss) before income tax, earnings from unconsolidated entities	120	(1)
Income tax expense	3	11
Income (loss) before earnings from unconsolidated entities	117	(12)
Earnings from unconsolidated entities, net of taxes	—	1

Net income (loss)	117	(11)
Net income attributable to noncontrolling interest	(1)	(1)

Net income (loss) attributable to Hexion Specialty Chemicals, Inc.	$116	$(12)

Comprehensive income attributable to Hexion Specialty Chemicals, Inc.	$82	$28

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

(In millions, except share data)	March 31, 2009	December 31, 2008
Assets
Current assets
Cash and cash equivalents (including restricted cash of $13 and $6, respectively)	$121	$127
Short-term investments	4	7
Accounts receivable (net of allowance for doubtful accounts of $23 and $24, respectively)	454	582
Inventories:
Finished and in-process goods	263	328
Raw materials and supplies	111	141
Other current assets	72	84

Total current assets	1,025	1,269

Other assets, net	101	108
Property and equipment
Land	100	98
Buildings	297	307
Machinery and equipment	2,152	2,157

	2,549	2,562
Less accumulated depreciation	(1,137)	(1,101)

	1,412	1,461
Goodwill	167	170
Other intangible assets, net	164	172

Total assets	$2,869	$3,180

Liabilities and Shareholder’s Deficit
Current liabilities
Accounts and drafts payable	$392	$372
Debt payable within one year	110	113
Affiliated debt payable	4	—
Interest payable	52	51
Income taxes payable	38	34
Other current liabilities	231	309

Total current liabilities	827	879

Long-term liabilities
Long-term debt	3,357	3,746
Affiliated long-term debt	100	—
Long-term pension and post employment benefit obligations	253	259
Deferred income taxes	114	122
Other long-term liabilities	126	128
Advance from affiliates	225	225

Total liabilities	5,002	5,359

Commitments and contingencies (See Note 6)

Shareholder’s Deficit
Common stock—$0.01 par value; 300,000,000 shares authorized, 170,605,906 issued and 82,556,847 outstanding at March 31, 2009 and December 31, 2008	1	1
Paid-in capital	503	517
Treasury stock, at cost—88,049,059 shares	(296)	(296)
Accumulated other comprehensive (loss) income	(32)	2
Accumulated deficit	(2,326)	(2,442)

Total Hexion Specialty Chemicals, Inc. shareholder’s deficit	(2,150)	(2,218)

Noncontrolling interest	17	39

Total shareholder’s deficit	(2,133)	(2,179)

Total liabilities and shareholder’s deficit	$2,869	$3,180

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

	Three months ended March 31,
(In millions)	2009	2008
Cash flows provided by operating activities
Net income (loss)	$117	$(11)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	44	52
Gain on extinguishment of debt	(168)	—
Pushdown of recovery of expense paid by shareholder	(15)	—
Loss (gain) on disposal of assets, net of tax	3	(5)
Deferred tax (benefit) provision	(3)	10
Other non-cash adjustments	12	8
Net change in assets and liabilities:
Accounts receivable	113	(78)
Inventories	84	(36)
Accounts and drafts payable	(9)	50
Income taxes payable	3	12
Other assets, current and non-current	1	(1)
Other liabilities, current and long-term	(25)	17

Net cash provided by operating activities	157	18

Cash flows used in investing activities
Capital expenditures	(27)	(22)
Capitalized interest	(1)	—
Deferred acquisition costs	—	(1)
Proceeds from matured debt securities	3	—
Change in restricted cash	(7)	—
Proceeds from the sale of assets	1	8

Net cash used in investing activities	(31)	(15)

Cash flows used in financing activities
Net short-term debt repayments	(2)	(2)
Borrowings of long-term debt	40	179
Repayments of long-term debt	(246)	(190)
Net borrowings of affiliated debt	104	—
Deconsolidation of noncontrolling interest in variable interest entity	(24)	—
Payments of dividends on common stock	(9)	(1)

Net cash used in financing activities	(137)	(14)

Effect of exchange rates on cash and cash equivalents	(2)	3
Decrease in cash and cash equivalents	(13)	(8)
Cash and cash equivalents (unrestricted) at beginning of period	121	199

Cash and cash equivalents (unrestricted) at end of period	$108	$191

Supplemental disclosures of cash flow information
Cash paid (received) for:
Interest, net	$62	$69
Income taxes, net of cash refunds	(1)	2

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S DEFICIT AND COMPREHENSIVE INCOME

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

(In millions)	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss) (a)	Accumulated Deficit	Noncontrolling Interest	Total
Balance at December 31, 2008	$1	$517	$(296)	$2	$(2,442)	$39	$(2,179)
Net income	—	—	—	—	116	1	117
Deferred gains on cash flow hedges	—	—	—	6	—	—	6
Gain recognized in comprehensive income from pension and postretirement benefits, net of tax	—	—	—	—	—	1	1
Translation adjustments	—	—	—	(40)	—	—	(40)

Comprehensive income							84

Stock-based compensation expense	—	1	—	—	—	—	1
Push-down of recovery of expense paid by shareholder (See Note 3)	—	(15)	—	—	—	—	(15)
Deconsolidation of variable interest entity (See Note 7)	—	—	—	—	—	(24)	(24)

Balance at March 31, 2009	$1	$503	$(296)	$(32)	$(2,326)	$17	$(2,133)

(a)	Accumulated other comprehensive loss at March 31, 2009 represents $92 of net foreign currency translation gains, net of tax, $29 of net deferred losses on cash flow hedges and a $95 unrealized loss, net of tax, related to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement benefit plans. Accumulated other comprehensive income at December 31, 2008 represents $132 of net foreign currency translation gains, net of tax, $35 of net deferred losses on cash flow hedges, and a $95 unrealized loss, net of tax, related to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement benefit plans.

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

Basis of Presentation—The unaudited Condensed Consolidated Financial Statements include the accounts of the Company, its majority-owned subsidiaries in which minority shareholders hold no substantive participating rights, and variable interest entities in which the Company bears a majority of the risk to potential losses or gains from a majority of the expected returns. Intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, all adjustments, consisting of normal, recurring adjustments, except for the adoption of new accounting standards discussed below, considered necessary for a fair statement, have been included. Results for the interim periods are not necessarily indicative of results for the entire year.

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

Recently Issued Accounting Standards

New Accounting Standards

In April 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4). FSP 157-4 provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability. FSP 157-4 is effective for interim periods ending after June 15, 2009. The Company plans to adopt the provisions of FSP 157-4 during the second quarter of 2009, but does not believe this guidance will have a material impact on its financial statements.

In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 123-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP115-2). FSP 115-2 provides guidance in determining whether impairments in debt securities are other than temporary and modifies the presentation and disclosure of investments in debt and equity securities. FSP 115-2 is effective for interim periods ending after June 15, 2009. The Company plans to adopt the provisions of FSP 115-2 during the second quarter of 2009, but does not believe this guidance will have a material impact on its financial statements.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1). FSP 107-1 increases the frequency of the disclosures required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requiring entities to provide the disclosures on a quarterly basis. FSP 107-1 is effective for interim periods ending after June 15, 2009. The Company plans to adopt the provisions of FSP 107-1 during the second quarter of 2009.

Newly Adopted Accounting Standards

On January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. See Note 8 for additional disclosures about derivative instruments and hedging activities.

On January 1, 2009, the Company adopted SFAS No. 141(R), Business Combinations. This standard was effective for the Company for business combination transactions for which the acquisition date was on or after January 1, 2009. No business combination transactions occurred during the three months ended March 31, 2009.

On January 1, 2009, the Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. The Company changed the presentation of its noncontrolling interests and retrospectively applied this accounting standard to prior periods.

3. Terminated Merger and Settlement Costs

Terminated merger and settlement costs represent costs related to the terminated Huntsman Corporation (“Huntsman”) merger agreement and litigation. During the three months ended March 31, 2009, the Company recognized net Terminated merger and settlement income of $30. The Company recognized income during the period as the Company negotiated $20 in discounts on certain of its merger related service provider liabilities and Apollo recovered $15 in insurance proceeds related to the $200 settlement payment made by Apollo that was treated as an expense of the Company in 2008. The income was partially offset by legal and consulting expense recognized during the period.

During the three months ended March 31, 2008, the Company recognized merger related expense for consulting, legal, accounting and tax costs.

4. Productivity Program

At March 31, 2009, the Company has $150 of in-process productivity savings to properly align its cost structure in response to the challenging economic environment, including $53 of additional headcount and cost saving initiatives identified in the first quarter of 2009. The Company estimates that these cost reductions activities will occur over the next nine to 15 months. A reconciliation of in-process productivity savings at December 31, 2008 to in-process productivity savings at March 31, 2009 follows:

In-process productivity savings at December 31, 2008	$119
Incremental productivity savings achieved in 2009	(22)
Additional productivity initiatives	53

In-process productivity savings at March 31, 2009	$150

The following table summarizes restructuring information by type of cost:

	Workforce reductions	Site closure costs	Other projects	Total
Costs expected to be incurred	$35	$3	$37	$75
Cumulative costs incurred at March 31, 2009	27	2	—	29

Accrued liability at December 31, 2008	$14	$—	$—	$14
Restructuring charges	12	2	—	14
Payments	(4)	(2)	—	(6)

Accrued liability at March 31, 2009	$22	$—	$—	$22

Workforce reductions costs primarily relate to employee termination costs and are accounted for in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits and SFAS No. 146, Accounting for Costs Associated with Exit and Disposal Activities. During the three months ended March 31, 2009, restructuring charges of $14 were recorded in Other operating expense, net on the unaudited Condensed Consolidated Statements of Operations. At March 31, 2009 and December 31, 2008, the Company had accrued $22 and $14, respectively, for restructuring liabilities in Other current liabilities in the unaudited Condensed Consolidated Balance Sheets.

The following table summarizes restructuring information by reporting segment.

	Epoxy and Phenolic Resins	Formaldehyde and Forest Products	Performance Products	Coatings and Inks	Corporate and Other	Total
Costs expected to be incurred	$40	$12	$—	$17	$6	$75
Cumulative costs incurred at March 31, 2009	9	3	—	11	6	29

Accrued liability at December 31, 2008	$7	$1	$—	$3	$3	$14
Restructuring charges	2	2	—	7	3	14
Payments	(1)	(1)	—	(3)	(1)	(6)

Accrued liability at March 31, 2009	$8	$2	$—	$7	$5	$22

5. Divestitures

The Company recognized a gain of $7 ($5 net of tax) during the three months ended March 31, 2008 for the sale of certain assets of a non-core product line. This amount is included in Other operating expense, net in the Company’s unaudited Condensed Consolidated Statements of Operations.

6. Related Party Transactions

Management Consulting Agreement

The Company is subject to a seven-year Amended and Restated Management Consulting Agreement with Apollo (the “Management Consulting Agreement”) that terminates on May 31, 2012 under which the Company receives certain structuring and advisory services from Apollo and its affiliates. The annual fees under the Management Consulting Agreement have been $3. Due to the current economic downturn, Apollo has suspended its 2009 annual fees. The Management Consulting Agreement provides indemnification to Apollo and its affiliates and their directors, officers and representatives for potential losses arising from these services.

During the three months ended March 31, 2008, the Company recognized expense of less than $1 for the Management Consulting Agreement. This amount is included in Other operating expense, net in the Company’s unaudited Condensed Consolidated Statements of Operations.

Financing Agreements

In connection with the terminated Huntsman merger and related litigation settlement agreement and release among the Company, Huntsman and other parties entered into on December 14, 2008, the Company paid Huntsman $225. The settlement payment was funded to the Company by an advance from Apollo, while reserving all rights with respect to reallocation of the payments to other affiliates of Apollo. Under the provisions of the settlement agreement and release, the Company is contractually obligated to reimburse Apollo for any insurance recoveries on the $225 settlement payment, net of expense incurred in obtaining such recoveries. Apollo has agreed that the payment of any such insurance recoveries will satisfy the Company’s obligation to repay amounts received under the $225 advance. The Company has recorded the $225 settlement payment advance as a long-term liability at March 31, 2009.

Certain affiliates of Apollo have entered into a commitment letter with the Company and Hexion LLC, the Company’s parent, pursuant to which they committed to purchase $200 in preferred units and warrants of Hexion LLC by December 31, 2011. Prior to the purchase of all the preferred units and warrants, certain affiliates of Apollo have committed to provide liquidity facilities to Hexion LLC or the Company on an interim basis. The aggregate liquidity facilities outstanding, together with the purchase price for any purchased preferred units and warrants, will at no time exceed $200. In connection therewith, in March 2009, certain affiliates of Apollo extended a $100 term loan to the Company and the Company sold $70 of trade accounts receivable to affiliates of Apollo for net cash of $63 ($7 remains held in a reserve account). See Note 7 for a description of the Company’s sale of trade accounts receivable. See Note 9 for a description of the Company’s affiliated financing activities. The available borrowings under this arrangement at March 31, 2009 were $37. This amount will increase on a dollar for dollar basis as the $63 of sold receivables are collected.

Other Transactions

The Company sells products to certain Apollo affiliates. These sales were $1 and $2 for the three months ended March 31, 2009 and 2008, respectively. Accounts receivable from these affiliates were less than $1 at March 31, 2009 and December 31, 2008. The Company also purchases raw materials and services from certain Apollo affiliates. These purchases were $1 for the three months ended March 31, 2009 and 2008. The Company had accounts payable to Apollo and affiliates of $3 and less than $1 at March 31, 2009 and December 31, 2008, respectively.

7. Transfers of Financial Assets

In the first quarter of 2009, the Company entered into an accounts receivable purchase and sale agreement to sell $70 of its trade accounts receivable to affiliates of Apollo on terms which management believes were more favorable to the Company than could have been obtained from a third party. Under the terms of the agreements, the receivables are sold at a discount relative to their carrying value in exchange for all interests in such receivables; the Company retains the obligation to service the collection of the receivables on the purchasers’ behalf for which the Company is paid a fee; and the purchasers’ defer payment of a portion of the receivable purchase price and establish a reserve account with the proceeds. The reserve account is used to reimburse the purchasers for credit and collection risk and remaining amounts are paid to the Company after receipt of all collections on the purchased receivables. Other than amounts held in the reserve account, the purchasers bear all credit risk on the purchased receivables.

This accounts receivable purchase and sale agreement was accounted for as a sales-type transfer. The loss recorded on this sale was less than $1 for the three months ended March 31, 2009 and is included in Other operating expense, net in the unaudited Condensed Consolidated Statements of Operations. Fees for the servicing were less than $1 for the three months ended March 31, 2009.

The Apollo affiliates that have purchased trade accounts receivable from the Company are variable interest entities. At December 31, 2008, the Company was the primary beneficiary of one of these variable interest entities and $14 of Cash and cash equivalents, $10 of Accounts receivable, and $24 of Noncontrolling interests were included in the Company’s 2008 consolidated financial statements related to the consolidation of this variable interest entity. At March 31, 2009, this arrangement had concluded and the Company was no longer the primary beneficiary of this entity. As a result, the Company has deconsolidated the entity from its consolidated financial statements.

8. Fair Value and Financial Instruments

Fair Value

The Company has adopted the provisions of SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

•	Level 3: Unobservable inputs, for example, inputs derived through extrapolation or interpolation that cannot be corroborated by observable market data.

Following is a summary of assets and liabilities measured at fair value as of March 31, 2009 and December 31, 2008:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
March 31, 2009
Derivative liabilities	$(4)	$(41)	$—	$(45)

December 31, 2008
Derivative liabilities	(3)	(41)	—	(44)

The Company calculates the fair value of its derivative liabilities using quoted market prices whenever available. When quoted market prices are not available, the Company uses standard pricing models with market-based inputs, adjusted for nonperformance risk. When its financial instruments are in a liability position, the Company evaluates its credit risk as a component of fair value. At March 31, 2009 and December 31, 2008, the Company reduced its derivative liabilities $10 and $12, respectively, for its nonperformance risk (as a significant portion of the Company’s derivative liabilities are cash flow hedges, $9 and $10, respectively, was recognized in Comprehensive income).

When its financial instruments are in an asset position, the Company is exposed to credit loss in the event of nonperformance by other parties to these contracts and evaluates their credit risk as a component of fair value. The Company manages counterparty credit risk by entering into derivative instruments only with financial institutions with investment-grade ratings.

Derivative Financial Instruments

The Company is exposed to certain risks related to its ongoing business operations. The primary risks managed by using derivative instruments are foreign currency exchange risk, interest rate risk, and commodity price risk. The Company does not hold or issue derivative financial instruments for trading purposes.

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

In May 2006 and January 2007, the Company entered into interest rate swap agreements. These swaps are designed to offset the cash flow variability that results from interest rate fluctuations on the Company’s variable rate debt. The Company accounts for the swaps as qualifying cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138 and SFAS No. 149.

In February 2007, the Company entered into interest rate swap agreements to offset the cash flow variability that results from interest rate fluctuations on the Company’s Australian variable rate debt. The Company has not applied hedge accounting to this derivative instrument.

Commodity Contracts

The Company hedges a portion of its electricity purchases for certain North American plants. The Company enters into forward contracts with fixed prices to hedge electricity pricing at these plants. Any unused electricity is net settled for cash each month based on the market electricity price versus the contract price. The Company also hedges a portion of its natural gas purchases for certain North American plants. The Company uses futures contracts to hedge natural gas pricing at these plants. The natural gas contracts are settled for cash each month based on the closing market price on the last day the contract trades on the New York Mercantile Exchange. The Company does not apply hedge accounting to these electricity or natural gas future contracts.

The following tables summarize the Company’s derivative financial instruments:

Liability Derivatives		March 31, 2009		December 31, 2008
	Balance Sheet Location	Notional Amount	Fair Value Asset (Liability)	Notional Amount	Fair Value Asset (Liability)
Derivatives designated as hedging instruments under SFAS No. 133
Interest Rate Swaps
Interest swap – 2006	Other current liabilities	$438	$(8)	$500	$(9)
Interest swap – 2007	Other current liabilities	375	(28)	350	(27)

Total derivatives designated as hedging instruments under SFAS No. 133			$(36)		$(36)

Derivatives not designated as hedging instruments under SFAS No. 133
Foreign Exchange and Interest Rate Swaps
Cross-Currency and Interest Rate Swap	Other current liabilities	$25	$(3)	$25	$(4)
Interest Rate Swap
Interest swap - Australia Multi-Currency Term	Other current liabilities	19	(1)	24	(1)
Commodity Contracts
Electricity contracts	Other current liabilities	5	(1)	—	—
Natural gas futures	Other current liabilities	7	(4)	11	(3)

Total derivatives not designated as hedging instruments under SFAS No. 133			$(9)		$(8)

Derivatives in SFAS No. 133 Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in OCI on Derivative for the three months ended:		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income for the three months ended:
	March 31, 2009	March 31, 2008		March 31, 2009	March 31, 2008
Interest Rate Swaps
Interest swap – 2006	$—	$(9)	Interest expense, net	$(4)	$(1)
Interest swap – 2007	(1)	(14)	Interest expense, net	(3)	—

Total	$(1)	$(23)		$(7)	$(1)

Derivatives Not Designated as Derivative Instruments under SFAS No. 133	Amount of Gain (Loss) Recognized in Income on Derivative for the three months ended:
	March 31, 2009	March 31, 2008	Location of Gain (Loss) Recognized in Income on Derivative
Foreign Exchange and Interest Rate Swaps
Cross-Currency and Interest Rate Swap	$1	$(22)	Other non-operating expense, net
Interest Rate Swap
Interest swap - Australia Multi-Currency Term	—	—	Other non-operating expense, net
Commodity Contracts
Electricity contracts	(1)	—	Cost of sales
Natural gas futures	(1)	1	Cost of sales

Total	$(1)	$(21)

9. Debt Obligations

Debt outstanding at March 31, 2009 and December 31, 2008 is as follows:

	March 31, 2009		December 31, 2008
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
Non-affiliated debt:
Senior Secured Credit Facilities:
Revolving facility due 2011	$—	$—	$180	$—
Floating rate term loans due 2013	2,221	23	2,231	23
Senior Secured Notes:
Floating rate second-priority senior secured notes due 2014	120	—	200	—
9.75% Second-priority senior secured notes due 2014	533	—	625	—
Debentures:
9.2% debentures due 2021	106	—	115	—
7.875% debentures due 2023	232	—	247	—
8.375% sinking fund debentures due 2016	78	—	78	—
Other Non-affiliated Borrowings:
Australia Multi-Currency Term / Working Capital Facility due 2011	41	9	43	7
Industrial Revenue Bonds due 2009	—	34	—	34
Capital Leases	14	1	14	1
Other	12	43	13	48

Total non-affiliated debt	3,357	110	3,746	113

Affiliated debt:
Affiliated borrowings due on demand	—	4	—	—
Affiliated term loan due 2011	100	—	—	—

Total affiliated debt	100	4	—	—

Total debt	$3,457	$114	$3,746	$113

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

The amended Senior Secured Credit Facilities have commitment fees (other than with respect to the LOC) equal to 0.50% per year of the unused line plus a fronting fee of 0.25% of the aggregate face amount of outstanding letters of credit. The LOC has a commitment fee of 0.10% per year. Available borrowings under the amended Senior Secured Credit Facilities were $220 at March 31, 2009.

Pursuant to the terms of our Senior Secured Credit Facilities, intercompany indebtedness of any borrower thereunder to any of our subsidiaries is subordinated to the prior payment of the senior indebtedness obligations under the Senior Secured Credit Facility. Certain Company subsidiaries guarantee obligations under the amended Senior Secured Credit Facilities. The amended Senior Secured Credit Facilities and certain notes are secured by certain assets of the Company and the subsidiary guarantors, subject to certain exceptions.

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

Senior Secured Notes and Debentures

In November 2006, the Company, through its wholly owned finance subsidiaries, Hexion U.S. Finance Corp. and Hexion Nova Scotia Finance, ULC, sold $200 of Floating rate second-priority senior secured notes due 2014 and $625 of 9.75% Second-priority senior secured notes due 2014. Debentures outstanding at March 31, 2008 and December 31, 2008:

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

Debt Buyback

During the three months ended March 31, 2009, the Company purchased and extinguished $196 in face value of its outstanding debt securities for $26. The $196 in face value of purchased debt securities consisted of $92 in face value of the Company’s 9.75% second-priority senior secured notes due 2014, $80 in face value of the Company’s floating rate second-priority senior secured notes due 2014, and $24 in face value of various unsecured debentures due 2016 and beyond. In connection with these purchases, the Company recognized a net gain on extinguishment of debt of $168 for the three months ended March 31, 2009.

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

In addition, the Company finances certain insurance premiums. Short-term borrowings under this arrangement were $2 and $7 at March 31, 2009 and December 31, 2008, respectively.

Affiliated Debt

On March 6, 2009, the Company borrowed $100 in term loans from affiliates of Apollo which will mature on December 31, 2011 with interest at adjusted LIBOR plus 2.25%. On March 25, 2009, the Company borrowed $4 from an affiliate of Apollo which is due upon demand. The weighted average interest rate of affiliated borrowings at March 31, 2009 was 3.60%. Proceeds from the loans will be used for general corporate purposes.

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

The following table summarizes all probable environmental remediation, indemnification and restoration liabilities, including related legal expenses, at March 31, 2009 and December 31, 2008.

	Number of Sites		Liability		Range of Reasonably Possible Costs
Site Description	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008	Low	High
Geismar, LA	1	1	$17	$17	$10	$25
Superfund and offsite landfills – allocated share:
Less than 1%	27	25	2	1	1	2
Equal to or greater than 1%	12	13	7	8	5	13
Currently-owned	20	19	9	9	7	18
Formerly-owned:
Remediation	8	9	2	2	1	12
Monitoring only	7	7	1	1	1	2

	75	74	$38	$38	$25	$72

These amounts include estimates for unasserted claims that the Company believes are probable of loss and reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of a range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. At March 31, 2009 and December 31, 2008, $6 and $7, respectively, has been included in Other current liabilities in the unaudited Condensed Consolidated Balance Sheets with the remaining amount included in Other long-term liabilities.

Following is a discussion of the Company’s environmental liabilities and the related assumptions at March 31, 2009:

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

Due to the long-term nature of the project, the reliability of timing and the ability to estimate remediation payments, a portion of this liability was recorded at its net present value, assuming a 3% discount rate and a time period of 29 years. The range of possible outcomes is discounted in a similar manner. The undiscounted liability, which is expected to be paid over the next 29 years, is approximately $24. Over the next five years, the Company expects to make ratable payments totaling $6.

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

Non-Environmental Legal Matters

The Company is involved in various legal proceedings in the ordinary course of business and has reserves of $8 and $27 at March 31, 2009 and December 31, 2008, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable. At March 31, 2009 and December 31, 2008, $4 and $23, respectively, has been included in Other current liabilities in the unaudited Condensed Consolidated Balance Sheets with the remaining amount included in Other long-term liabilities. The reduction in legal reserves from December 31, 2008 to March 31, 2009 is primarily a result of negotiated discounts and payments on certain Huntsman terminated merger related legal costs.

Following is a discussion of significant non-environmental legal proceedings:

Litigation Related to the Terminated Merger Agreement with Huntsman Corporation—

Sandra Lifschitz v. Hexion Specialty Chemicals, Inc., et al. No. 08-CV-6394 (S.D.N.Y.)

On July 17, 2008, an individual Huntsman shareholder filed suit against the Company, Craig O. Morrison, President and Chief Executive Officer, and Joshua J. Harris, Director, in the United States District Court in the Southern District of New York related to matters arising out of the Huntsman Agreement (the “New York Shareholder Action”). The New York Shareholder Action is captioned Sandra Lifschitz v. Hexion Specialty Chemicals, Inc., et al. No. 08-CV-6394 (S.D.N.Y.). The plaintiff in the New York Shareholder Action seeks to represent a class of purchasers of Huntsman common stock between May 14, 2008 and June 18, 2008 (the “Class Period”). The complaint alleges that the defendants disseminated false and misleading statements and failed to disclose material facts regarding the merger during the Class Period in violation of U.S. securities laws. On March 4, 2009, the Court ordered the parties to mediate and mediation is scheduled for May 26, 2009. At this time there is inadequate information from which to estimate a potential range of liability, if any.

Brazil Tax Claim—In 1992, the State of Sao Paulo Administrative Tax Bureau issued an assessment against the Company’s Brazilian subsidiary claiming that excise taxes were owed on certain intercompany loans made for centralized cash management purposes. These loans were characterized by the Tax Bureau as intercompany sales. Since that time, management and the Tax Bureau have held discussions and the subsidiary filed an administrative appeal seeking cancellation of the assessment. The Administrative Court upheld the assessment in December 2001. In 2002, the subsidiary filed a second appeal with the highest-level Administrative

Court, again seeking cancellation of the assessment. In February 2007, the highest-level Administrative Court upheld the assessment. The Company requested a review of this decision. On April 23, 2008, the Brazilian Administrative Tax Tribunal issued its final decision upholding the assessment against the subsidiary. The Company filed an Annulment action in the Brazilian Judicial Courts in May 2008 along with a request for an injunction to suspend the tax collection. The injunction was denied but the Annulment action is being pursued. The Company has pledged certain properties and assets in Brazil during the pendency of the Annulment action in lieu of paying the assessment. The Company continues to believe it has a strong defense against the assessment and does not believe a loss contingency is probable. At March 31, 2009, the amount of the assessment, including tax, penalties, monetary correction and interest, is 63 Brazilian reais, or approximately $27.

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

11. Pension and Postretirement Expense

Following are the components of net pension and postretirement expense (benefit) recognized by the Company for the three and nine months ended March 31, 2009 and 2008:

	Pension Benefits				Non-Pension Postretirement Benefits
	Three months ended March 31,				Three months ended March 31,
	2009		2008		2009		2008
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$2	$2	$1	$2	$—	$—	$—	$—
Interest cost on projected benefit obligation	4	4	4	4	—	—	—	—
Expected return on assets	(4)	(2)	(4)	(2)	—	—	—	—
Amortization of prior service cost	—	—	—	—	(3)	—	(3)	—
Recognized actuarial loss	3	—	2	—	—	—	—	—
Curtailment loss	1	—	—	—	—	—	—	—

Net expense (benefit)	$6	$4	$3	$4	$(3)	$—	$(3)	$—

As of March 31, 2009, in connection with productivity program described in Note 4 and certain plan modifications, curtailment losses are probable for certain of our pension plans. During the three months ended March 31, 2009, the Company has recognized a curtailment loss of $1 for U.S. plans, but has not recognized a loss for certain international plans as the loss is not estimable.

12. Segment Information

The Company’s business segments are based on the products that the Company offers and the markets that it serves. At March 31, 2009, the Company had four reportable segments: Epoxy and Phenolic Resins, Formaldehyde and Forest Products Resins, Coatings and Inks, and Performance Products. A summary of the major products of the Company’s reportable segments follows:

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

Reportable Segments

Following are net sales and Segment EBITDA (earnings before interest, income taxes, depreciation and amortization) by reportable segment. Segment EBITDA is defined as EBITDA adjusted to exclude certain non-cash and certain non-recurring expenses. Segment EBITDA is the primary performance measure used by the Company’s senior management, the chief operating decision-maker and the board of directors to evaluate operating results and allocate capital resources among segments. Segment EBITDA is also the profitability measure used to set management and executive incentive compensation goals. Corporate and Other is primarily corporate general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions, foreign exchange gains and losses, and legacy company costs not allocated to continuing segments.

	Three months ended March 31,
	2009	2008
Net Sales to Unaffiliated Customers(1)(2):
Epoxy and Phenolic Resins	$384	$639
Formaldehyde and Forest Products Resins	266	570
Coatings and Inks	194	332
Performance Products	70	95

	$914	$1,636

Segment EBITDA(2):
Epoxy and Phenolic Resins	$22	$74
Formaldehyde and Forest Products Resins	21	53
Coatings and Inks	1	18
Performance Products	25	22
Corporate and Other	(8)	(13)

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.
(2)	Certain of the Company’s product lines have been realigned, resulting in reclassifications between segments. Prior period balances have been reclassified to conform to current presentations.

Reconciliation of Segment EBITDA to Net Income (Loss):

	Three months ended March 31,
	2009	2008
Segment EBITDA:
Epoxy and Phenolic Resins	$22	$74
Formaldehyde and Forest Products Resins	21	53
Coatings and Inks	1	18
Performance Products	25	22
Corporate and Other	(8)	(13)

Reconciliation:
Items not included in Segment EBITDA
Terminated merger and settlement income (expense), net	30	(9)
Integration costs	—	(7)
Non-cash charges	(10)	(6)
Unusual items:
(Losses) gains on divestiture of assets	(3)	7
Business realignments	(16)	(3)
Other	(3)	(7)

Total unusual items	(22)	(3)

Total adjustments	(2)	(25)
Interest expense, net	(64)	(78)
Gain on extinguishment of debt	168	—
Income tax expense	(3)	(11)
Depreciation and amortization	(44)	(52)

Net income (loss) attributable to Hexion Specialty Chemicals, Inc.	116	(12)
Net income attributable to noncontrolling interest	1	1

Net income (loss)	$117	$(11)

Items not included in Segment EBITDA

For the three months ended March 31, 2009, Terminated merger and settlement income, net includes $20 in discounts on certain of the Company’s merger related service provider liabilities and the pushdown of Apollo’s recovery of $15 in insurance proceeds related to the $200 settlement payment made by Apollo that was treated as a pushdown of shareholder expense in 2008, partially offset by legal and consulting costs. During the three months ended March 31, 2008, the Company recognized Terminated merger and settlement expense related to consulting, accounting and tax costs.

For the three months ended March 31, 2008, Integration costs primarily represent redundancy and incremental administrative costs for integration programs as a result of acquisitions; as well as costs to implement a new consolidations and financial reporting system.

For the three months ended March 31, 2009 and 2008, Non-cash items represent stock-based compensation expense, impairments of property and equipment, accelerated depreciation on closing facilities, and unrealized derivative and foreign exchange gains and losses.

Not included in Segment EBITDA are certain non-cash and certain non-recurring income or expenses that are deemed by management to be unusual in nature. For the three months ended March 31, 2009, these items consisted of business realignment costs primarily related to expenses from our productivity program (see Note 4), realized foreign exchange gains and losses, gain on the settlement of certain Resolution Specialty Materials, Inc. acquisition claims, retention program costs, and legal accruals. For the three months ended March 31, 2008, these items consisted of a gain on the sale of certain assets of a non-core product line, business realignment costs, income related to the European solvent coating resins business, realized foreign exchange losses and management fees.

13. Subsequent Events

In April 2009, the Company purchased $180 of Hexion LLC outstanding debt securities for $24.

On May 11, 2009, the Company announced a cash tender offer to purchase its outstanding 8.375% Debentures due 2016, 9.2% Debentures due 2021 and 7.875% Debentures due 2023 in a maximum aggregate principal amount not to exceed $20 pursuant to a modified “Dutch auction” procedure.

14. Guarantor/Non-Guarantor Subsidiary Financial Information

The Company and certain of its U.S. subsidiaries guarantee debt issued by its wholly owned subsidiaries Hexion Nova Scotia, ULC and Hexion U.S. Finance Corporation (together, the “Subsidiary Issuers”), which includes the 9.75% second-priority senior secured notes due 2014 and the floating rate second-priority senior secured notes due 2014. During the three months ended March 31, 2009, the Company repurchased and extinguished a portion of these debt securities (see Note 9).

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

HEXION SPECIALTY CHEMICALS, INC.

THREE MONTHS ENDED MARCH 31, 2009

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$405	$—	$—	$590	$(81)	$914
Cost of sales	361	—	—	544	(81)	824

Gross profit	44	—	—	46	—	90
Selling, general and administrative expense	29	—	—	54	—	83
Terminated merger and settlement income, net	(30)	—	—	—	—	(30)
Other operating expense, net	11	—	—	14	—	25

Operating income (loss)	34	—	—	(22)	—	12
Interest expense, net	35	19	—	10	—	64
Gain on extinguishment of debt	(21)	(147)	—	—	—	(168)
Intercompany interest expense (income)	20	(20)	—	—	—	—
Other non-operating income, net	—	—	—	(4)	—	(4)

Income (loss) before income tax, earnings from unconsolidated entities	—	148	—	(28)	—	120
Income tax expense (benefit)	5	—	—	(2)	—	3

(Loss) income before earnings from unconsolidated entities	(5)	148	—	(26)	—	117
Earnings from unconsolidated entities, net of taxes	122	—	—	—	(122)	—

Net income (loss)	117	148	—	(26)	(122)	117
Net income attributable to noncontrolling interest	(1)	—	—	—	—	(1)

Net income (loss) attributable to Hexion Specialty Chemicals, Inc.	$116	$148	$—	$(26)	$(122)	$116

HEXION SPECIALTY CHEMICALS, INC.

THREE MONTHS ENDED MARCH 31, 2008

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$705	$—	$—	$1,058	$(127)	$1,636
Cost of sales	630	—	—	926	(127)	1,429

Gross profit	75	—	—	132	—	207
Selling, general and administrative expense	39	—	—	65	—	104
Pending merger costs	7	—	—	2	—	9
Integration and transaction costs	4	—	—	3	—	7
Other operating expense, net	1	—	—	3	—	4

Operating income	24	—	—	59	—	83
Interest expense, net	42	20	—	16	—	78
Intercompany interest expense (income)	20	(24)	—	4	—	—
Other non-operating (income) expense, net	(3)	3	—	6	—	6

(Loss) income before income tax, earnings from unconsolidated entities	(35)	1	—	33	—	(1)
Income tax expense	1	—	—	10	—	11

(Loss) income before earnings from unconsolidated entities	(36)	1	—	23	—	(12)
Earnings from unconsolidated entities, net of taxes	25	—	1	1	(26)	1

Net (loss) income	(11)	1	1	24	(26)	(11)
Net income attributable to noncontrolling interest	(1)	—	—	—	—	(1)

Net (loss) income attributable to Hexion Specialty Chemicals, Inc.	$(12)	$1	$1	$24	$(26)	$(12)

HEXION SPECIALTY CHEMICALS, INC.

MARCH 31, 20009

CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$51	$—	$—	$70	$—	$121
Short-term investments	—	—	—	4	—	4
Accounts receivable, net	110	—	—	344	—	454
Inventories:
Finished and in-process goods	133	—	—	130	—	263
Raw materials and supplies	42	—	—	69	—	111
Other current assets	7	—	—	65	—	72

Total current assets	343	—	—	682	—	1,025

Other assets
Investment in subsidiaries	710	—	25	—	(735)	—
Other assets, net	30	12	—	59	—	101

	740	12	25	59	(735)	101

Property and equipment, net	611	—	—	801	—	1,412
Goodwill	94	—	—	73	—	167
Other intangible assets, net	73	—	—	91	—	164

Total assets	$1,861	$12	$25	$1,706	$(735)	$2,869

Liabilities and Shareholder’s (Deficit) Equity
Current liabilities
Accounts and drafts payable	$176	$—	$—	$216	$—	$392
Intercompany accounts (receivable) payable	(153)	—	(5)	158	—	—
Debt payable within one year	53	—	—	57	—	110
Affiliated debt payable	4	—	—	—	—	4
Intercompany loans payable (receivable)	555	—	(3)	(552)	—	—
Interest payable	29	22	—	1	—	52
Income taxes payable	17	—	—	21	—	38
Other current liabilities	155	—	—	76	—	231

Total current liabilities	836	22	(8)	(23)	—	827

Long-term debt	2,074	653	—	630	—	3,357
Affiliated long-term debt	80	—	—	20	—	100
Intercompany loans payable (receivable)	507	(786)	(11)	290	—	—
Long-term pension and post employment benefit obligations	138	—	—	115	—	253
Deferred income taxes	34	—	—	80	—	114
Other long-term liabilities	103	—	—	23	—	126
Advance from affiliates	225	—	—	—	—	225

Total liabilities	3,997	(111)	(19)	1,135	—	5,002

Total Hexion Specialty Chemicals, Inc. shareholder’s (deficit) equity	(2,150)	123	44	568	(735)	(2,150)
Noncontrolling interest	14	—	—	3	—	17

Total shareholder’s (deficit) equity	(2,136)	123	44	571	(735)	(2,133)

Total liabilities and shareholder’s (deficit) equity	$1,861	$12	$25	$1,706	$(735)	$2,869

HEXION SPECIALTY CHEMICALS, INC.

DECEMBER 31, 2008

CONDENSED CONSOLIDATING BALANCE SHEET

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$23	$—	$—	$104	$—	$127
Short-term investments	—	—	—	7	—	7
Accounts receivable, net	180	—	—	402	—	582
Inventories:
Finished and in-process goods	147	—	—	181	—	328
Raw materials and supplies	51	—	—	90	—	141
Other current assets	31	—	—	53	—	84

Total current assets	432	—	—	837	—	1,269

Other assets
Investment in subsidiaries	610	—	24	—	(634)	—
Other assets	35	13	—	60	—	108

	645	13	24	60	(634)	108
Property and equipment, net	624	—	—	837	—	1,461
Goodwill	94	—	—	76	—	170
Other intangible assets, net	74	—	—	98	—	172

Total assets	$1,869	$13	$24	$1,908	$(634)	$3,180

Liabilities and Shareholder’s (Deficit) Equity
Current liabilities
Accounts and drafts payable	$146	$—	$—	$226	$—	$372
Intercompany accounts (receivable) payable	(170)	(5)	(5)	180	—	—
Debt payable within one year	58	—	—	55	—	113
Intercompany loans payable (receivable)	599	—	(3)	(596)	—	—
Interest payable	40	10	—	1	—	51
Income taxes payable	14	—	—	20	—	34
Other current liabilities	222	—	—	87	—	309

Total current liabilities	909	5	(8)	(27)	—	879
Long-term debt	2,112	825	—	809	—	3,746
Intercompany loans payable (receivable)	529	(805)	(11)	287	—	—
Long-term pension and post employment benefit obligations	136	—	—	123	—	259
Deferred income taxes	37	—	—	85	—	122
Other long-term liabilities	103	—	—	25	—	128
Advance from affiliates	225	—	—	—	—	225

Total liabilities	4,051	25	(19)	1,302	—	5,359

Total Hexion Specialty Chemicals, Inc. shareholder’s (deficit) equity	(2,218)	(12)	43	603	(634)	(2,218)
Noncontrolling interest	36	—	—	3	—	39

Total shareholder’s (deficit) equity	(2,182)	(12)	43	606	(634)	(2,179)

Total liabilities and shareholder’s (deficit) equity	$1,869	$13	$24	$1,908	$(634)	$3,180

HEXION SPECIALTY CHEMICALS, INC.

THREE MONTHS ENDED MARCH 31, 2009

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$8	$(2)	$(1)	$152	$—	$157
Cash flows used in investing activities
Capital expenditures	(10)	—	—	(17)	—	(27)
Capitalized interest	—	—	—	(1)	—	(1)
Proceeds from matured debt securities	—	—	—	3	—	3
Change in restricted cash	—	—	—	(7)	—	(7)
Proceeds from the sale of assets	1	—	—	—	—	1

	(9)	—	—	(22)	—	(31)

Cash flows provided by (used in) financing activities
Net short-term debt (repayments) borrowings	(5)	—	—	3	—	(2)
Borrowings of long-term debt	40	—	—	—	—	40
Repayments of long-term debt	(57)	(24)	—	(165)	—	(246)
Net borrowings of affiliated debt	84	—	—	20	—	104
Deconsolidation of noncontrolling interest in variable interest entity	(24)	—	—	—	—	(24)
Net intercompany loan borrowings (repayments)	—	26	1	(27)	—	—
Dividends paid	(9)	—	—	—	—	(9)

	29	2	1	(169)	—	(137)

Effect of exchange rates on cash and cash equivalents	—	—	—	(2)	—	(2)

Increase (decrease) in cash and cash equivalents	28	—	—	(41)	—	(13)
Cash and cash equivalents (unrestricted) at beginning of period	23	—	—	98	—	121

Cash and cash equivalents (unrestricted) at end of period	$51	$—	$—	$57	$—	$108

HEXION SPECIALTY CHEMICALS, INC.

THREE MONTHS ENDED MARCH 31, 2008

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(14)	$11	$—	$21	$—	$18
Cash flows (used in) provided by investing activities
Capital expenditures	(9)	—	—	(13)	—	(22)
Deferred acquisition costs	(1)	—	—	—	—	(1)
Dividend from subsidiary	—	—	—	—	—	—
Proceeds from the sale of assets	—	—	—	8	—	8

	(10)	—	—	(5)	—	(15)

Cash flows (used in) provided by financing activities
Net short-term debt (repayments) borrowings	(6)	—	—	4	—	(2)
Borrowings of long-term debt	34	—	—	145	—	179
Repayments of long-term debt	(38)	—	—	(152)	—	(190)
Net intercompany loan borrowings (repayments)	(45)	(11)	—	56	—	—
Dividends received (paid)	(1)	—	—	—	—	(1)

	(56)	(11)	—	53	—	(14)

Effect of exchange rates on cash and cash equivalents	—	—	—	3	—	3

(Decrease) increase in cash and cash equivalents	(80)	—	—	72	—	(8)
Cash and cash equivalents (unrestricted) at beginning of period	107	—	—	92	—	199

Cash and cash equivalents (unrestricted) at end of period	$27	$—	$—	$164	$—	$191

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in millions)

The following commentary should be read in conjunction with the audited financial statements and the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K.

Within the following discussion, unless otherwise stated, “the quarter ended March 31, 2009” and “the first quarter of 2009” refer to the three months ended March 31, 2009, and “the quarter ended March 31, 2008” and “the first quarter of 2008” refer to the three months ended March 31, 2008.

Forward-Looking and Cautionary Statements

Certain statements in this Quarterly Report on Form 10-Q including, without limitation, statements made under the caption “Overview and Outlook,” are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, the management of Hexion Specialty Chemicals, Inc. (which may be referred to as “Hexion,” “we,” “us,” “our” or the “Company”) may from time to time make oral forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “will,” or “intend” or similar expressions. Forward-looking statements reflect our current views about future events and are based on currently available financial, economic and competitive data and on our current business plans. Actual results could vary materially depending on risks and uncertainties that may affect our markets, services, prices and other factors as discussed in Item 1A-Risk Factors of our 2008 Annual Report on Form 10-K, Part II of this Quarterly Report on Form 10-Q, and our other filings with the Securities and Exchange Commission (SEC). Important factors that could cause actual results to differ materially from those contained in forward-looking statements include, but are not limited to: economic factors such as the current credit crises and economic recession (and related impact on our liquidity) and an interruption in the supply of or increased pricing of raw materials due to natural disasters; competitive factors such as pricing actions by our competitors that could affect our operating margins; and regulatory factors such as changes in governmental regulations involving our products that lead to environmental and legal matters as discussed herein or in our 2008 Annual Report on Form 10-K, and our other filings with the SEC.

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

•

Increase Margins Through Focus on Operational Excellence. We will continue to improve our profitability by realizing cost savings through efficiency initiatives and as a result of our productivity savings programs.

Our business segments are based on the products that we offer and the markets that we serve. At March 31, 2009, we had four reportable segments: Epoxy and Phenolic Resins, Formaldehyde and Forest Products Resins, Coatings and Inks, and Performance Products. The major products of our reportable segments are as follows:

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

2009 Overview

•

Net sales decreased 44% in the first quarter of 2009 as compared to the first quarter of 2008 due to the global economic recession and the pass through of declining raw material prices to our customers.

•

As a percent of sales, gross profit declined 3% in the first quarter of 2009 as compared to the first quarter of 2008. Gross profit percentage declined as the loss of volumes was greater than our reduction in fixed processing costs in the first quarter of 2009.

•

At March 31, 2009 we have $150 of in-process productivity savings to properly align our cost structure in response to the challenging economic environment. We realized $22 in incremental productivity savings and identified additional productivity savings of $53 in the three months ended March 31, 2009.

•

We are responding to dramatic changes in market conditions and reducing excess capacity as part of our ongoing synergy and productivity initiatives. We continually look for opportunities to reduce our cost structure, including exiting certain product lines. In the first quarter of 2009, we ceased production at two facilities in our Coatings and Inks segment and have recently announced the closure of two other facilities in our Coatings and Inks segment.

•

We are expanding in markets in which we expect opportunities for growth. We are constructing a formaldehyde and forest products resins manufacturing complex to serve the engineered wood products market in southern Brazil, which we expect to be operational by August 2009. We entered into a joint venture to construct a forest products resins manufacturing facility in Russia, which we expect to be operational in May 2009. Also, we relocated a specialty epoxy facility to a larger facility in Esslingen, Germany to support the growing wind energy market.

2009 Outlook

Our business is impacted by general economic and industrial conditions, including housing starts, automotive builds, oil and natural gas drilling activity and general industrial production. Our business has both geographic and end market diversity which reduces the impact of any one of these factors on our overall performance. During the first quarter of 2009, we experienced decreased volumes versus the fourth quarter of 2008 for most of our businesses as a result of the worldwide economic recession.

We expect the current global economic recession and financial conditions, including disruption in the credit markets, to continue to negatively affect our business for much of 2009. Specifically, we anticipate that continued weakness in housing markets in the U.S. and internationally will impact our volume, primarily for our forest products resins, which is included in our Formaldehyde and Forest Products Resins segment, and our phenolic specialty resins, epoxy coating, polyester and acrylic resin product lines, which are included in our Epoxy and Phenolic Resins, and Coatings and Inks segments. We also anticipate that continued weakness in automotive build rates in North America and Europe will continue to exert downward volume pressure on certain product lines that are included in our Epoxy and Phenolic Resins, Coatings and Inks, and Performance Products segments. After several periods of decline in the housing and auto markets, the currently depressed level of volumes for our products in these end use markets is expected to remain relatively stable for the rest of 2009 and may begin a slow recovery as the global recession subsides. We expect over capacity in worldwide base epoxy markets to negatively impact product lines in our Epoxy and Phenolic Resins segment. We also expect negative impacts for the rest of 2009 for our oil field products and applications which are included in our Performance Products segment, due to decreases in prices for natural gas. However, we expect continued strength in alternative energy markets which should have positive impacts on volumes in our Epoxy and Phenolic Resins segments.

If the global economic environment continues to weaken or remains slow for an extended period of time, the fair value of our reporting units could be more adversely affected than we estimated in our analysis of reporting unit fair values at December 31, 2008. This could result in additional goodwill or other asset impairments.

Although we expect long-term raw material cost volatility to continue because of volatile pricing of key feedstocks, we anticipate the declines in certain raw material and commodity costs that occurred in late 2008 to stabilize in 2009. Despite stabilizing raw material prices, anticipated continuing weak demand may place further competitive pressure on pricing in certain markets. To help mitigate raw material volatility, we have purchase and sale contracts with many of our vendors and customers that contain periodic price adjustment mechanisms. Due to differences in the timing of pricing mechanism trigger points between our sales and purchase contracts, there is often a lead-lag impact during which margins are negatively impacted in the short term when raw material prices increase and are positively impacted in the short term when raw material prices fall.

During the first quarter of 2009, we closed two facilities in our Coatings and Inks segment as we continue to react to the weakened economic environment. We also recently announced the closure of two additional facilities in our Coatings and Inks segment and additional capacity reductions at several other facilities as part of our productivity savings and programs. As market conditions shift in the future, we will continue to assess the locations and number of our manufacturing facilities.

Matters Impacting Comparability of Results

Our unaudited Condensed Consolidated Financial Statements include the accounts of the Company, its majority-owned subsidiaries in which minority shareholders hold no substantive participating rights, and variable interest entities in which the Company bears a majority of the risk to potential losses or gains from a majority of the expected returns. Intercompany accounts and transactions are eliminated in consolidation.

Raw materials comprise approximately 70% of our cost of sales. The three largest raw materials used in our production processes are phenol, methanol and urea. These materials represent almost half of our total raw material costs. Fluctuations in energy costs, such as volatility in the price of crude oil and related petrochemical products, as well as the cost of natural gas have caused volatility in our raw material and utility costs. The average prices of phenol, methanol and urea decreased by approximately 41%, 69% and 23%, respectively, in the first quarter of 2009 compared to the first quarter of 2008. Passing through raw material price changes can result in significant variances in sales comparisons from year to year.

Results of Operations

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended March 31,
(In millions)	2009	2008
Net sales	$914	$1,636
Cost of sales	824	1,429

Gross profit	90	207
Gross profit as a percentage of net sales	10%	13%
Selling, general & administrative expense	83	104
Terminated merger and settlement (income) expense, net	(30)	9
Integration costs	—	7
Other operating expense, net	25	4

Operating income	12	83
Operating income as a percentage of net sales	1%	5%
Interest expense, net	64	78
Gain on extinguishment of debt	(168)	—
Other non-operating (income) expense, net	(4)	6

Total non-operating (income) expenses	(108)	84

Income (loss) before income tax, earnings from unconsolidated entities	120	(1)
Income tax expense	3	11

Income (loss) before earnings from unconsolidated entities	117	(12)
Earnings from unconsolidated entities, net of taxes	—	1

Net income (loss)	117	(11)
Net income attributable to noncontrolling interest	(1)	(1)

Net income (loss) attributable to Hexion Specialty Chemicals, Inc.	$116	$(12)

Three months ended March 31, 2009 vs. 2008

Sales

In the first quarter of 2009, net sales decreased by $722, or 44%, compared with the first quarter of 2008. Volume declines across all of our product lines negatively impacted sales by $495. These declines were primarily a result of the weak housing, construction and automotive markets driven by the economic recession and credit crisis. The pass through of raw material driven price decreases primarily in our forest products resins and formaldehyde, phenolic specialty resins, base epoxies and intermediates, and coatings product lines negatively impacted sales by $121. In addition, foreign currency translation negatively impacted sales by $106 primarily as a result of the strengthening of the U.S. dollar against the euro, Brazilian real and Canadian dollar.

Gross Profit

In the first quarter of 2009, gross profit declined by $117 compared with the first quarter of 2008. As a percentage of sales, gross profit declined 3% as the loss of volumes was greater than our reduction in fixed processing costs in the first quarter of 2009. The idling and decreased production volumes at certain of our plants throughout the first quarter of 2009 negatively impacted gross profit.

Operating Income

In the first quarter of 2009, operating income declined by $71 compared with the first quarter of 2008. The primary driver of the decrease was the decline in gross profit, as discussed above. Selling, general and administrative expenses decreased $21 due to our cost savings initiatives. We recognized Terminated merger and settlement income of $30 in 2009, which was comprised of discounts on certain of our merger related service provider liabilities and the pushdown of $15 of insurance recoveries by Apollo related to the $200 settlement payment made by Apollo that was previously treated as a pushdown of shareholder expense in the fourth quarter of 2008. In 2008, Terminated merger and settlement expense of $9 consisted of consulting, accounting and tax costs. Other operating expense, net increased by $21 primarily due to an increase in business realignment costs in 2009 and the gain on the sale of certain assets of a non-core product line in 2008.

Non-Operating (Income) Expenses

In the first quarter of 2009, total non-operating income increased by $192 compared with the first quarter of 2008. We recognized a gain of $168 on the extinguishment of $196 in face value of outstanding debt securities in the first quarter of 2009. Interest expense, net decreased by $14 as a result of lower interest rates. Other non-operating income, net increased by $10, due to lower net derivative losses in 2009 as compared to 2008, partially offset by lower net realized and unrealized foreign exchange gains in 2009 as compared to 2008.

Income Tax Expense

In the first quarter of 2009, income tax expense decreased by $8 compared with the first quarter of 2008. This decrease is primarily a result of significant decreases in foreign profitable results as well as the Company offsetting tax on the profits in the U.S. by reducing a portion of its valuation allowance on deferred tax assets expected to be utilized.

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

	Three months ended March 31,
	2009	2008
Net Sales to Unaffiliated Customers(1)(2):
Epoxy and Phenolic Resins	$384	$639
Formaldehyde and Forest Product Resins	266	570
Coatings and Inks	194	332
Performance Products	70	95

	$914	$1,636

Segment EBITDA(2):
Epoxy and Phenolic Resins	$22	$74
Formaldehyde and Forest Product Resins	21	53
Coatings and Inks	1	18
Performance Products	25	22
Corporate and Other	(8)	(13)

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.
(2)	Certain of the Company’s product lines have been realigned, resulting in reclassifications between segments. Prior period balances have been reclassified to conform to current presentations.

Three Months Ended March 31, 2009 vs. Three Months Ended March 31, 2008 Segment Results

Following is an analysis of the percentage change in sales by segment from the three months ended March 31, 2008 to the three months ended March 31, 2009:

	Volume	Price/Mix	Currency Translation	Total
Epoxy and Phenolic Resins	(29)%	(5)%	(6)%	(40)%
Formaldehyde and Forest Products Resins	(31)%	(15)%	(7)%	(53)%
Coatings and Inks	(34)%	(1)%	(7)%	(42)%
Performance Products	(24)%	—	(2)%	(26)%

Epoxy and Phenolic Resins

Net sales in the first quarter of 2009 decreased by $255, or 40%, as compared to the first quarter of 2008. Volume declines of $182 negatively impacted sales as the global economic recession continued to have an adverse impact on our volumes and resulted in the continued idling of many of our plants during the quarter. Volumes declined in virtually all businesses, including our base epoxies, versatics and specialty phenolics businesses, and to a lesser extent in our specialty epoxy business. The declines in these businesses were attributable to the decline in the automotive, construction and housing markets as well as increased worldwide capacity in our base epoxies business. The pass through of lower raw material costs and competitive pricing pressures resulted in pricing decreases of $33. Foreign currency translation had a negative impact of $40 as the U.S. dollar strengthened against the euro in 2009.

Segment EBITDA in the first quarter of 2009 declined by $52 to $22, compared to the first quarter of 2008. The decrease was primarily due to volume and pricing declines, as discussed above. The idling and decreased production volumes at certain of our plants throughout the first quarter of 2009 negatively impacted Segment EBITDA. These decreases were partially offset by the impact of productivity driven cost savings.

Formaldehyde and Forest Products Resins

Net sales in the first quarter of 2009 decreased by $304, or 53%, as compared to the first quarter of 2008. Lower volumes negatively impacted sales by $176. The volume decrease occurred in virtually all businesses, including our European and North American forest products resins business, due to the continued decline in the housing and construction markets. Lower prices resulted in a sales decrease of $86 as we passed through raw material price decreases to our customers. Unfavorable currency translation of $42 contributed to lower sales as the U.S. dollar strengthened against the euro, Brazilian real and Canadian dollar in 2009.

Segment EBITDA in the first quarter of 2009 decreased by $32, to $21, as compared to the first quarter of 2008. Segment EBITDA declined as the loss of volumes was greater than our reduction in fixed processing costs. These decreases were partially offset by the impact of productivity driven cost savings.

Coatings and Inks

Net sales in the first quarter of 2009 decreased by $138, or 42%, as compared to the first quarter of 2008. Volume declines of $114 negatively impacted sales. Coatings volume declines were primarily attributable to the downturn in the international housing, construction and automotive markets. Inks resins volumes declined due to continued weakening demand in advertising and print media coupled with competitive pressures and our exit from certain low margin product lines. In addition, the global economic recession negatively impacted our volumes and resulted in the idling of certain of our plants throughout the first quarter of 2009. Pricing negatively impacted sales by $2. Unfavorable currency translation of $22 contributed to lower sales, as the U.S. dollar strengthened against the euro in 2009.

Segment EBITDA in the first quarter of 2009 declined by $17, to $1, as compared to the first quarter 2008. The decrease was primarily the result of the volume declines and competitive market pressures, as discussed above, partially offset by favorable product mix, the impact of price increases in certain product lines, and the impact of productivity driven cost savings.

Performance Products

Net sales in the first quarter of 2009 decreased by $25, or 26%, as compared to the first quarter of 2008. Volume decreases negatively impacted sales by $23 driven by declines in foundry and oilfield volumes resulting from decreased demand in the North American automotive sector and declines in our oilfield business resulting from increased competition and a decrease in natural gas and oil drilling activity. The impact of pricing resulted in no impact to sales, as favorable changes in product mix were offset by the pass through of raw material price decreases in certain of our product lines. Foreign currency translation had a negative impact of $2 as the U.S. dollar strengthened against the Canadian dollar in 2009

Segment EBITDA in the first quarter of 2009 increased by $3, to $25, as compared to the first quarter of 2008. The increase was primarily driven by favorable changes in product mix, raw material price decreases and the positive impact of productivity driven cost savings. These increases were partially offset by the decreases in volumes as discussed above.

Corporate and Other

Corporate and Other is primarily corporate general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions, foreign exchange gains and losses, and legacy company costs not allocated to continuing segments. Corporate and Other charges decreased by $5, to $8, as compared to the first quarter of 2008, primarily due to the favorable impact of foreign currency transaction gains and the impact of productivity driven cost savings.

Reconciliation of Segment EBITDA to Net Income (Loss):

	Three months ended March 31,
	2009	2008
Segment EBITDA:
Epoxy and Phenolic Resins	$22	$74
Formaldehyde and Forest Products Resins	21	53
Coatings and Inks	1	18
Performance Products	25	22
Corporate and Other	(8)	(13)

Reconciliation:
Items not included in Segment EBITDA
Terminated merger and settlement income (expense), net	30	(9)
Integration costs	—	(7)
Non-cash charges	(10)	(6)
Unusual items:
(Losses) gains on divestiture of assets	(3)	7
Business realignments	(16)	(3)
Other	(3)	(7)

Total unusual items	(22)	(3)

Total adjustments	(2)	(25)
Interest expense, net	(64)	(78)
Gain on extinguishment of debt	168	—
Income tax expense	(3)	(11)
Depreciation and amortization	(44)	(52)

Net income (loss) attributable to Hexion Specialty Chemicals, Inc.	116	(12)
Net income attributable to noncontrolling interest	1	1

Net income (loss)	$117	$(11)

Items not included in Segment EBITDA

For the three months ended March 31, 2009, Terminated merger and settlement income, net includes $20 in discounts on certain of the Company’s merger related service provider liabilities and the pushdown of Apollo’s recovery of $15 in insurance proceeds related to the $200 settlement payment made by Apollo that was treated as a pushdown of shareholder expense in 2008, partially offset by legal and consulting costs. During the three months ended March 31, 2008, the Company recognized Terminated merger and settlement expense related to consulting, accounting and tax costs.

For the three months ended March 31, 2008, Integration costs primarily represent redundancy and incremental administrative costs for integration programs as a result of recent acquisitions; as well as costs to implement a new consolidations and financial reporting system.

For the three months ended March 31, 2009 and 2008, Non-cash items represent stock-based compensation expense, impairments of property and equipment, accelerated depreciation on closing facilities, and unrealized derivative and foreign exchange gains and losses.

Not included in Segment EBITDA are certain non-cash and certain non-recurring income or expenses that are deemed by management to be unusual in nature. For the three months ended March 31, 2009, these items consisted of business realignment costs primarily related to expenses from our productivity program, realized foreign exchange gains and losses, gain on the settlement of certain Resolution Specialty Materials, Inc. acquisition claims, retention program costs, and legal accruals. For the three months ended March 31, 2008, these items consisted of a gain on the sale of certain assets of a non-core product line, business realignment costs, income related to the European solvent coating resins business, realized foreign exchange losses and management fees.

Liquidity and Capital Resources

Sources and Uses of Cash

We are a highly leveraged company. Our primary sources of liquidity are cash flows generated from operations and availability under our senior secured credit facilities. Our primary liquidity requirements are interest and capital expenditures. In addition, over the next fifteen months, we will have synergy and productivity program-related obligations, and unpaid legal and other fee obligations related to the terminated Huntsman merger.

At March 31, 2009, we had $3,571of debt, including $114 of short-term debt and capital lease maturities (of which $57 is U.S. short-term debt and capital lease maturities). In addition, at March 31, 2009, we had $410 in liquidity including $108 of unrestricted cash and cash equivalents, $220 of borrowings available under our senior secured revolving credit facilities, and $82 of borrowings available under credit facilities at certain domestic and international subsidiaries with various expiration dates through 2011 and the financing commitment from Apollo. During the first quarter of 2009, a $100 term loan was funded and net cash of $63 was funded for the sale of $70 of our receivables to affiliates of Apollo.

During the first quarter of 2009, we experienced continued decreases in volumes for most of our businesses. In response, we idled certain of our plants throughout the first quarter of 2009. In addition, the focus of our capital spending will be the completion of the Brazilian plant in our Formaldehyde and Forest Products Resins segment and projects to ensure improved safety of our employees and compliance with environmental laws and regulations. We are progressing as planned towards our productivity savings and have identified an additional $53 in potential savings. Most of the actions to obtain these savings will have been initiated or completed within the next 15 months and will include an approximate 15% reduction in our worldwide staffing levels. The costs to achieve the savings, estimated at $75, will be funded from working capital. We will also continue to focus on reducing working capital (defined as accounts receivable and inventories less accounts and drafts payable). Our working capital at March 31, 2009 was $436, a decrease of $243 from December 31, 2008. The decrease was a result of lower volumes and production, decreasing raw material costs, and the sale of a portion of our trade accounts receivable

Although we anticipate the remainder of 2009 will be challenging, we expect we will have adequate liquidity to fund our ongoing operations and cash debt service obligations for the foreseeable future from cash flows provided by operating activities, amounts available for borrowings under our credit facilities and amounts available under the $200 financing commitment by Apollo. We are also investigating the sale of non-core assets to further increase our liquidity. Opportunity for these sales could depend to some degree on improvement in the credit markets. The continued depressed demand for our products for an extended period of time due to global economic and financial conditions would negatively impact our liquidity, future results of operations and flexibility to execute liquidity enhancing actions.

We are facing increased pressure from vendors to reduce payment terms due to the current credit environment. We are closely monitoring the credit quality of our customers and have focused on receivable collections to offset a portion of the payment term pressure by offering incentives to customers to encourage early payment. In the first quarter of 2009, we entered into accounts receivable purchase and sale agreements to sell a portion of our trade accounts receivable. As of March 31, 2009, through these agreements, we effectively accelerated the timing of cash receipts on $63 of our receivables.

In the first quarter of 2009, we repurchased on the open market outstanding debt with a carrying amount of $196 for $26. The $196 carrying value of repurchased debt securities consisted of $92 of our 9.75% second-priority senior secured notes due 2014, $80 of our floating rate second-priority senior secured notes due 2014, and $24 of our various unsecured debentures due 2016 and beyond. Based on interest rates at March 31, 2009, we expect annual cash interest savings of $16 as a result of these debt repurchases. Any future repurchases will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Future repurchases may be funded through available cash, borrowings from our credit facilities, and sales of accounts receivable or other liquidity sources.

On January 28, 2009, Standard & Poor lowered our corporate credit rating from “B-” to “CCC+” due to the impact of the deteriorating global economic and financial market conditions on our business. On April 20, 2009, Moody’s lowered our corporate credit rating from “B2” to “B3.” On April 21, 2009, Standard & Poor reduced our corporate credit rating to “SD” while our recent debt repurchases are reviewed. We do not expect any of these downgrades to have a significant impact on our liquidity.

Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31:

	2009	2008
Sources (uses) of cash:
Operating activities	$157	$18
Investing activities	(31)	(15)
Financing activities	(137)	(14)
Effect of exchange rates on cash flow	(2)	3

Net change in cash and cash equivalents	$(13)	$(8)

Operating Activities

In the first three months of 2009, operations provided $157 of cash. The net income of $117 included $127 of net non-cash and non-operating income items, of which $168 was for the gain on extinguishment of debt and $15 was for the non-cash pushdown of the recovery of 2008 shareholder expense, offset by $44 for depreciation and amortization. Working capital (defined as accounts receivable and inventories less accounts and drafts payable) and changes in other assets and liabilities and income taxes payable generated $167 due to decreased accounts receivable and inventories, which resulted from lower volumes and production, as well as decreasing raw material costs. Accounts receivable also decreased due to the sale of a portion of our trade accounts receivable.

In the first three months of 2008, operations provided $18. Net loss of $11 included $65 of net non-cash expense items, of which $52 was for depreciation and amortization. Working capital (defined as accounts receivable and inventories less accounts and drafts payable) and changes in other liabilities and income taxes payable used $36 due to the growth of the business, increased raw material costs, and timing of cash collections and expense recognition versus cash payments.

Investing Activities

In the first three months of 2009, investing activities used $31. We spent $28 for capital expenditures (including capitalized interest), primarily for plant expansions and improvements. We used $7 to fund a restricted cash requirement primarily for collateral for a subsidiary’s debt. We generated cash of $3 from the proceeds from matured debt securities and $1 from the sale of assets.

In the first three months of 2008, investing activities used $15. We spent $22 for capital expenditures, primarily for plant expansions and improvements. We generated cash of $8, primarily from the divestiture of a non-core product line.

Financing Activities

In the first three months of 2009, financing activities used $137 as we paid off $180 on our senior revolving credit facility and used $26 to purchase back debt on the open market. Net short-term debt borrowings were $2, net long-term debt repayments were $206 and affiliated debt borrowings were $104. We paid $9 to fund dividends that were declared on common stock in prior years. The deconsolidation of a variable interest entity that purchased a portion of our trade accounts receivable in 2008 resulted in a financing flow of $24.

In the first three months of 2008, financing activities used $14. Net short-term debt repayments were $2 and net long-term debt repayments were $11.

Terminated Huntsman Transaction Funding Requirements

We have incurred significant expenses associated with the Huntsman merger litigation. We expect to have adequate liquidity to pay outstanding legal obligations in 2009. We continue to negotiate with our vendors who provided support during the transaction for discounts and extended payment terms. During the first quarter of 2009 we reduced our outstanding liability by $20 through negotiated discounts. To the extent we receive discounts in the future, any adjustment to our liabilities will be reflected in the period in which any discounts are agreed to by our vendors.

Accounts Receivable Sales Agreement

In first quarter of 2009, we entered into an accounts receivable purchase and sale agreement to sell $70 of our trade accounts receivable to affiliates of Apollo on terms which management believes were more favorable to the Company than could have been obtained from a third party. The agreement provided for the sale of receivables at a discount relative to the carrying value of the receivables in exchange for all interests in such receivables. We also were paid a fee to service the collection of the receivables on the purchasers’ behalf. Losses recorded on the sale of accounts receivable were less than $1 for the three months ended March 31, 2009.

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

Fixed Charges are defined as net interest expense excluding the amortization or write-off of deferred financing costs. Adjusted EBITDA is defined as EBITDA adjusted to exclude certain non-cash and certain non-recurring items. Adjusted EBITDA also includes expected future cost savings from business optimization programs, including those related to acquisitions, including the Hexion Formation, and other synergy and productivity programs. As we are highly leveraged, we believe that including the supplemental adjustments that are made to calculate Adjusted EBITDA provides additional information to investors about our ability to comply with our financial covenants and to obtain additional debt in the future. Adjusted EBITDA and Fixed Charges are not defined terms under GAAP. Adjusted EBITDA is not a measure of financial condition, liquidity or profitability and should not be considered as an alternative to net income (loss) determined in accordance with GAAP or operating cash flows determined in accordance with GAAP. Additionally, EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not take into account certain items such as interest and principal payments on our indebtedness, depreciation and amortization expense (because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue), working capital needs, tax payments (because the payment of taxes is part of our operations, it is a necessary element of our costs and ability to operate), non-recurring expenses and capital expenditures. Fixed Charges should not be considered an alternative to interest expense. At March 31, 2009, we were in compliance with all of the financial covenants and restrictions that are contained in the indentures that govern our notes and our senior secured credit facilities.

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

March 31, 2009 LTM Period
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(1,057)
Income taxes	(25)
Gain on extinguishment of debt	(168)
Interest expense, net	290
Depreciation and amortization expense	195

EBITDA	(765)
Adjustments to EBITDA:
Terminated merger and settlement costs(1)	988
Integration costs(2)	20
Net income attributable to noncontrolling interest	(5)
Non-cash items(3)	30
Unusual items:
Loss on divestiture of assets	5
Business realignments(4)	54
Derivative settlement(5)	37
Other(6)	21

Total unusual items	117

Productivity program savings(7)	150

Adjusted EBITDA	$535

Fixed charges(8)	$227

Ratio of Adjusted EBITDA to Fixed Charges(9)	2.36

(1)

Primarily represents accounting, consulting, tax and legal costs related to the terminated Huntsman merger and related litigation, including the $550 payment to Huntsman to terminate the merger and settle litigation and the non-cash push-down of settlement costs paid by Apollo of $200, net of Apollo’s recovery of $15 in insurance proceeds related to the $200 settlement payment.

(2)	Primarily represents redundancy and incremental administrative costs associated with integration programs. Also includes costs to implement a new consolidations and financial reporting system.
(3)

Includes non-cash charges for impairments of property and equipment and intangible assets, impairments of goodwill, accelerated depreciation, stock-based compensation and unrealized foreign exchange and derivative activity.

(4)	Represents plant rationalization and headcount reduction and other costs associated with business realignments.
(5)	Primarily represents derivative settlements on a portion of our cross currency and interest rate swaps.
(6)	Primarily includes pension expense related to formerly owned businesses, business optimization expenses, management fees and realized foreign currency activity.
(7)	Represents pro-forma impact of in-process productivity program savings.
(8)	Reflects pro forma interest expense based on interest rates at April 22, 2009 as if our repurchases of our outstanding debt securities had taken place at the beginning of the period.
(9)

We are required to have an Adjusted EBITDA to Fixed Charges ratio of greater than 2.0 to 1.0 to be able to incur additional indebtedness under our indenture for the Second Priority Senior Secured Notes. As of March 31, 2009, the Company was able to satisfy this covenant and incur additional indebtedness under this indenture.

Contractual Obligations

There have been no material changes during the first three months of 2009 in the contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Off Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2009.

Recently Issued Accounting Standard

New Accounting Standards

In April 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4). FSP 157-4 provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability. FSP 157-4 is effective for interim periods ending after June 15, 2009. The Company plans to adopt the provisions of FSP 157-4 during the second quarter of 2009, but does not believe this guidance will have a material impact on its financial statements.

In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 123-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP115-2). FSP 115-2 provides guidance in determining whether impairments in debt securities are other than temporary and modifies the presentation and disclosure of investments in debt and equity securities. FSP 115-2 is effective for interim periods ending after June 15, 2009. The Company plans to adopt the provisions of FSP 115-2 during the second quarter of 2009, but does not believe this guidance will have a material impact on its financial statements.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1). FSP 107-1 increases the frequency of the disclosures required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requiring entities to provide the disclosures on a quarterly basis. FSP 107-1 is effective for interim periods ending after June 15, 2009. The Company plans to adopt the provisions of FSP 107-1 during the second quarter of 2009.

Newly Adopted Accounting Standards

On January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. See Note 8 for additional disclosures about derivative instruments and hedging activities.

On January 1, 2009, the Company adopted SFAS No. 141(R), Business Combinations. This standard was effective for the Company for business combination transactions for which the acquisition date was on or after January 1, 2009. No business combination transactions occurred during the three months ended March 31, 2009.

On January 1, 2009, the Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. The Company changed the presentation of its noncontrolling interests and retrospectively applied this accounting standard to prior periods.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material developments during the first three months of 2009 on the matters we have previously disclosed about quantitative and qualitative market risk in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4T.	Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we, under the supervision and with the participation of our Disclosure Committee and our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Item 1.	Legal Proceedings

There have been no material developments during the first quarter of 2009 in the ongoing legal proceedings that are included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 1A.	Risk Factors

There have been no material changes during the first quarter of 2009 in the risk factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

There were no defaults upon senior securities during the first three months of 2009.

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

HEXION SPECIALTY CHEMICALS, INC.

Date: May 11, 2009	/s/ William H. Carter
William H. Carter
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)