Form 10-Q
period 2009-06-30
HEXION SPECIALTY CHEMICALS, INC.
filed 2009-08-13
CIK 13239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on August 1, 2009: 82,556,847

HEXION SPECIALTY CHEMICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

	Three Months ended June 30,
(In millions)	2009	2008
Net sales	$947	$1,668
Cost of sales	823	1,491

Gross profit	124	177
Selling, general and administrative expense	85	99
Terminated merger and settlement expense, net	3	167
Integration costs	—	8
Asset impairments	44	—
Other operating expense, net	16	10

Operating loss	(24)	(107)
Interest expense, net	56	74
Gain on extinguishment of debt	(14)	—
Other non-operating expense, net	9	—

Loss before income tax, earnings from unconsolidated entities	(75)	(181)
Income tax benefit	(3)	(1)

Loss before earnings from unconsolidated entities	(72)	(180)
Earnings from unconsolidated entities, net of taxes	1	1

Net loss	(71)	(179)
Net income attributable to noncontrolling interest	—	(2)

Net loss attributable to Hexion Specialty Chemicals, Inc.	$(71)	$(181)

Comprehensive loss attributable to Hexion Specialty Chemicals, Inc.	$(5)	$(153)

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

	Six Months ended June 30,
(In millions)	2009	2008
Net sales	$1,861	$3,304
Cost of sales	1,647	2,920

Gross profit	214	384
Selling, general and administrative expense	168	203
Terminated merger and settlement (income) expense, net	(27)	176
Integration costs	—	15
Asset impairments	47	—
Other operating expense, net	38	14

Operating loss	(12)	(24)
Interest expense, net	120	152
Gain on extinguishment of debt	(182)	—
Other non-operating expense, net	5	6

Income (loss) before income tax, earnings from unconsolidated entities	45	(182)
Income tax expense	—	10

Income (loss) before earnings from unconsolidated entities	45	(192)
Earnings from unconsolidated entities, net of taxes	1	2

Net income (loss)	46	(190)
Net income attributable to noncontrolling interest	(1)	(3)

Net income (loss) attributable to Hexion Specialty Chemicals, Inc.	$45	$(193)

Comprehensive income (loss) attributable to Hexion Specialty Chemicals, Inc.	$77	$(125)

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

(In millions, except share data)	June 30, 2009	December 31, 2008
Assets
Current assets
Cash and cash equivalents (including restricted cash of $15 and $6, respectively)	$147	$127
Short-term investments	2	7
Accounts receivable (net of allowance for doubtful accounts of $24)	467	582
Inventories:
Finished and in-process goods	235	328
Raw materials and supplies	102	141
Other current assets	73	84

Total current assets	1,026	1,269

Other assets, net	102	108
Property and equipment
Land	106	98
Buildings	312	307
Machinery and equipment	2,268	2,157

	2,686	2,562
Less accumulated depreciation	(1,262)	(1,101)

	1,424	1,461
Goodwill	173	170
Other intangible assets, net	165	172

Total assets	$2,890	$3,180

Liabilities and Shareholder’s Deficit
Current liabilities
Accounts and drafts payable	$431	$372
Debt payable within one year	109	113
Affiliated debt payable	4	—
Interest payable	41	51
Income taxes payable	44	34
Other current liabilities	257	309

Total current liabilities	886	879

Long-term liabilities
Long-term debt	3,342	3,746
Affiliated long-term debt	100	—
Long-term pension and post employment benefit obligations	257	259
Deferred income taxes	113	122
Other long-term liabilities	127	128
Advance from affiliates	225	225

Total liabilities	5,050	5,359

Commitments and contingencies (See Note 10)

Shareholder’s Deficit
Common stock—$0.01 par value; 300,000,000 shares authorized, 170,605,906 issued and 82,556,847 outstanding at June 30, 2009 and December 31, 2008	1	1
Paid-in capital	505	517
Treasury stock, at cost—88,049,059 shares	(296)	(296)
Note receivable from parent	(24)	—
Accumulated other comprehensive income	34	2
Accumulated deficit	(2,397)	(2,442)

Total Hexion Specialty Chemicals, Inc. shareholder’s deficit	(2,177)	(2,218)

Noncontrolling interest	17	39

Total shareholder’s deficit	(2,160)	(2,179)

Total liabilities and shareholder’s deficit	$2,890	$3,180

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

	Six months ended June 30,
(In millions)	2009	2008
Cash flows provided by operating activities
Net income (loss)	$46	$(190)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	88	106
Gain on extinguishment of debt	(182)	—
Pushdown of recovery of expense paid by shareholder	(15)	—
Write-off of deferred acquisition costs	—	101
Stock-based compensation expense	3	2
Loss (gain) on disposal of assets, net of tax	1	(8)
Non-cash impairments and accelerated depreciation	48	10
Deferred tax (benefit) provision	(9)	10
Other non-cash adjustments	(6)	—
Net change in assets and liabilities:
Accounts receivable	125	(38)
Inventories	134	(16)
Accounts and drafts payable	53	33
Income taxes payable	8	12
Other assets, current and non-current	5	8
Other liabilities, current and long-term	(45)	(19)

Net cash provided by operating activities	254	11

Cash flows used in investing activities
Capital expenditures	(57)	(50)
Capitalized interest	(2)	—
Proceeds from matured debt securities	5	—
Change in restricted cash	(7)	—
Proceeds from the sale of assets	4	13

Net cash used in investing activities	(57)	(37)

Cash flows used in financing activities
Net short-term debt repayments	(4)	(8)
Borrowings of long-term debt	252	514
Repayments of long-term debt	(487)	(532)
Net borrowings of affiliated debt	104	—
Purchase of note receivable due from parent	(24)	—
Deconsolidation of noncontrolling interest in variable interest entity	(24)	—
Payments of dividends on common stock	(9)	(1)

Net cash used in financing activities	(192)	(27)

Effect of exchange rates on cash and cash equivalents	6	5
Increase (decrease) in cash and cash equivalents	11	(48)
Cash and cash equivalents (unrestricted) at beginning of period	121	199

Cash and cash equivalents (unrestricted) at end of period	$132	$151

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net	$128	$153
Income taxes, net of cash refunds	4	6

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S DEFICIT AND COMPREHENSIVE INCOME

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

(In millions)	Common Stock	Paid-in Capital	Treasury Stock	Note Receivable From Parent	Accumulated Other Comprehensive Income (a)	Accumulated Deficit	Noncontrolling Interest	Total
Balance at December 31, 2008	$1	$517	$(296)	$—	$2	$(2,442)	$39	$(2,179)
Net income	—	—	—	—	—	45	1	46
Net losses on cash flow hedges reclassified to income	—	—	—	—	6	—	—	6
Loss recognized in comprehensive income from pension and postretirement benefits, net of tax	—	—	—	—	(1)	—	1	—
Translation adjustments	—	—	—	—	27	—	—	27

Comprehensive income								79

Stock-based compensation expense	—	3	—	—	—	—	—	3
Push-down of recovery of expense paid by shareholder (See Note 3)	—	(15)	—	—	—	—	—	(15)
Deconsolidation of variable interest entity (See Note 7)	—	—	—	—	—	—	(24)	(24)
Purchase of note receivable due from parent (See Note 6)	—	—	—	(24)	—	—	—	(24)

Balance at June 30, 2009	$1	$505	$(296)	$(24)	$34	$(2,397)	$17	$(2,160)

(a)	Accumulated other comprehensive income at June 30, 2009 represents $159 of net foreign currency translation gains, net of tax, $29 of net deferred losses on cash flow hedges, and a $96 unrealized loss, net of tax, related to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement plans. Accumulated other comprehensive income at December 31, 2008 represents $132 of net foreign currency translation gains, net of tax, $35 of net deferred losses on cash flow hedges, and a $95 unrealized loss, net of tax, related to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement benefit plans.

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

Basis of Presentation—The unaudited Condensed Consolidated Financial Statements include the accounts of the Company, its majority-owned subsidiaries in which minority shareholders hold no substantive participating rights, and variable interest entities in which the Company bears a majority of the risk to potential losses or benefits from a majority of the expected returns. Intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, all adjustments, consisting of normal, recurring adjustments, except for the adoption of new accounting standards discussed below, considered necessary for a fair statement, have been included. Results for the interim periods are not necessarily indicative of results for the entire year.

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

Property and Equipment—The Company reviews long-lived assets for recoverability under Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability is based on estimated undiscounted cash flows. Measurement of the loss, if any, is based on the difference between the carrying value and fair value.

In the second quarter of 2009, the Company recorded impairments of $42 in its Epoxy and Phenolic Resins and $2 in its Coatings and Inks segments as a result of the Company’s decision to indefinitely idle certain production lines. As a result, the Company wrote-down the related assets to fair value. The amounts have been recorded within Asset impairments in the unaudited Consolidated Statement of Operations.

Subsequent Events—The Company has evaluated events and transactions subsequent to June 30, 2009 through the time these financial statements were issued on August 13, 2009.

Reclassifications—Certain prior period balances have been reclassified to conform with current presentations.

Recently Issued Accounting Standards

New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 166, Accounting for Transfers of Financial Assets. SFAS No. 166 removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46, Consolidation of Variable Interest Entities. SFAS No. 166 also changes the criteria for a transfer of financial assets to qualify as a sales-type transfer. SFAS No. 166 will be effective for the Company on January 1, 2010. The Company is currently assessing the potential impact of SFAS No. 166 on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 amends FIN 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. SFAS No. 167 will be effective for the Company on January 1, 2010. The Company is currently assessing the potential impact of SFAS No. 167 on its consolidated financial statements.

Newly Adopted Accounting Standards

On January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. See Note 8 for additional disclosures about derivative instruments and hedging activities.

On January 1, 2009, the Company adopted SFAS No. 141(R), Business Combinations. This standard was effective for the Company for business combination transactions for which the acquisition date was on or after January 1, 2009. No business combination transactions occurred during the three or six months ended June 30, 2009.

On January 1, 2009, the Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. The Company changed the presentation of its noncontrolling interests and retrospectively applied this accounting standard to prior periods.

At June 30, 2009, the Company adopted FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1). FSP 107-1 increases the frequency of the disclosures required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requiring entities to provide the disclosures on a quarterly basis. See Note 8 for additional disclosures about the fair value of financial instruments.

During June 2009, the FASB issued SFAS 165, Subsequent Events. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued. The Company adopted SFAS 165 at June 30, 2009. Refer to Note 2 for disclosures.

At June 30, 2009, the Company adopted FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP115-2). FSP 115-2 provides guidance in determining whether impairments in debt securities are other than temporary and modifies the presentation and disclosure of investments in debt and equity securities. FSP 115-2 did not have a material impact on the Company’s consolidated financial statements.

At June 30, 2009, the Company adopted FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4). FSP 157-4 provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability. FSP 157-4 did not have a material impact on the Company’s consolidated financial statements.

3. Terminated Merger and Settlement Costs

Terminated merger and settlement costs represent costs related to the terminated Huntsman Corporation (“Huntsman”) merger agreement and litigation. During the three months ended June 30, 2009, the Company recognized net Terminated merger and settlement expense of $3. The Company recorded expense of $13 in legal contingency accruals related to the terminated merger agreement with Huntsman (see Note 10). The settlement expense was partially offset by Company negotiated reductions on certain of its merger related service provider liabilities of $11.

During the six months ended June 30, 2009, the Company recognized net Terminated merger and settlement income of $27. The Company recognized income during the six months ended June 30, 2009 of $31 as the Company negotiated reductions on certain of its merger related service provider liabilities and $15 in insurance proceeds related to the $200 settlement payment made by Apollo that was treated as an expense of the Company in 2008. The income was partially offset by $13 in legal contingency accruals related to the terminated merger agreement with Huntsman (see Note 10) and legal and consulting expenses incurred during 2009.

During the three and six months ended June 30, 2008, the Company recognized merger related expense for accounting, consulting, tax and the write-off of previously deferred acquisition costs.

4. Productivity Program

At June 30, 2009, the Company has $181 of in-process productivity savings to properly align its cost structure in response to the challenging economic environment, including $53 and $63 of additional headcount and cost saving initiatives identified in the first and second quarter of 2009, respectively. The Company estimates that these cost reduction activities will occur over the next six to 18 months. A reconciliation of in-process productivity savings at December 31, 2008 to in-process productivity savings at June 30, 2009 follows:

In-process productivity savings at December 31, 2008	$119
Incremental productivity savings achieved in 2009	(54)
Additional productivity initiatives identified in 2009	116

In-process productivity savings at June 30, 2009	$181

The following table summarizes restructuring information by type of cost:

	Workforce reductions	Site closure costs	Other projects	Total
Costs expected to be incurred	$58	$25	$19	$102
Cumulative costs incurred at June 30, 2009	40	6	—	46

Accrued liability at December 31, 2008	$14	$—	$—	$14
Restructuring charges	25	6	—	31
Payments	(12)	(6)	—	(18)

Accrued liability at June 30, 2009	$27	$—	$—	$27

Workforce reduction costs primarily relate to employee termination costs and are accounted for in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits and SFAS No. 146, Accounting for Costs Associated with Exit and Disposal Activities. During the three and six months ended June 30, 2009, restructuring charges of $17 and $31, respectively, were recorded in Other operating expense, net on the unaudited Condensed Consolidated Statements of Operations. At June 30, 2009 and December 31, 2008, the Company had accrued $27 and $14, respectively, for restructuring liabilities in Other current liabilities in the unaudited Condensed Consolidated Balance Sheets.

The following table summarizes restructuring information by reporting segment:

	Epoxy and Phenolic Resins	Formaldehyde and Forest Products	Performance Products	Coatings and Inks	Corporate and Other	Total
Costs expected to be incurred	$51	$13	$—	$30	$8	$102
Cumulative costs incurred at June 30, 2009	19	3	—	17	7	46

Accrued liability at December 31, 2008	$7	$1	$—	$3	$3	$14
Restructuring charges	12	2	—	13	4	31
Payments	(3)	(2)	—	(11)	(2)	(18)

Accrued liability at June 30, 2009	$16	$1	$—	$5	$5	$27

5. Divestitures

2008 Divestitures

The Company recognized net gains totaling $3 on a pretax and after tax basis and $10 ($8 net of tax) for divestitures during the three and six months ended June 30, 2008, respectively. These amounts are included in Other operating expense, net in the Company’s unaudited Condensed Consolidated Statements of Operations.

6. Related Party Transactions

Management Consulting Agreement

The Company is subject to a seven-year Amended and Restated Management Consulting Agreement with Apollo (the “Management Consulting Agreement”) that terminates on May 31, 2012 under which the Company receives certain structuring and advisory services from Apollo and its affiliates. The annual fees under the Management Consulting Agreement have been $3. Due to the current economic downturn, Apollo has suspended its 2009 annual fees. The Management Consulting Agreement provides indemnification to Apollo, its affiliates and their directors, officers and representatives for potential losses arising from these services.

During the three and six months ended June 30, 2008 the Company recognized expense under the Management Consulting Agreement of less than $1 and $2, respectively. This amount is included in Other operating expense, net in the Company’s unaudited Condensed Consolidated Statements of Operations.

Financing Agreements

In connection with the terminated Huntsman merger and related litigation settlement agreement and release among the Company, Huntsman and other parties entered into on December 14, 2008, the Company paid Huntsman $225. The settlement payment was funded to the Company by an advance from Apollo, while reserving all rights with respect to reallocation of the payments to other affiliates of Apollo. Under the provisions of the settlement agreement and release, the Company is contractually obligated to reimburse Apollo for any insurance recoveries on the $225 settlement payment, net of expense incurred in obtaining such recoveries. Apollo has agreed that the payment of any such insurance recoveries will satisfy the Company’s obligation to repay amounts received under the $225 advance. The Company has recorded the $225 settlement payment advance as a long-term liability at June 30, 2009.

Certain affiliates of Apollo have entered into a commitment letter with the Company and Hexion LLC, the Company’s parent, pursuant to which they committed to purchase $200 in preferred units and warrants of Hexion LLC by December 31, 2011. Prior to the purchase of all the preferred units and warrants, certain affiliates of Apollo have committed to provide liquidity facilities to Hexion LLC or the Company on an interim basis. The aggregate liquidity facilities outstanding, together with the purchase price for any purchased preferred units and warrants, will at no time exceed $200. In connection therewith, in March 2009, certain affiliates of Apollo extended a $100 term loan to the Company. In addition, the Company sold $70 and $85 in March and June 2009, respectively, of trade accounts receivable to affiliates of Apollo for net cash of $63 and $76, respectively ($9 remains held in a reserve account at June 30, 2009). See Note 7 for a description of the Company’s sale of trade accounts receivable. See Note 9 for a description of the Company’s affiliated financing activities. The available borrowings under this arrangement at June 30, 2009 were $24. This amount will increase on a dollar for dollar basis as the $85 of sold receivables are collected.

Purchase of Hexion LLC debt

In December 2008, Hexion LLC financed the $325 termination fee paid to Huntsman and related bank and legal fees through a borrowing of $333 ($351 aggregate borrowings net of $18 original issue discount) from Credit Suisse and Deutsche Bank (the “LLC PIK Facility”). The proceeds from the borrowing were then contributed as a capital contribution to the Company.

In April 2009, the Company purchased $180 in face value of the outstanding LLC PIK Facility for $24, including accrued interest. The loan receivable from Hexion LLC has been recorded at its acquisition value of $24 as a reduction in the unaudited Consolidated Statement of Shareholder’s Deficit as Hexion LLC is the Company’s parent. In addition, the Company has not recorded accretion of the purchase discount or interest income as ultimate receipt of these cash flows is under the control of Hexion LLC. The Company will continue to assess the collectibility of these cash flows to determine future amounts to record, if any.

Other Transactions

The Company sells products to certain Apollo affiliates. These sales were less than $1 and $2 for the three months ended June 30, 2009 and 2008, respectively, and $1 and $4 for the six months ended June 30, 2009 and 2008, respectively. Accounts receivable from these affiliates were less than $1 at June 30, 2009 and December 31, 2008. The Company also purchases raw materials and services from certain Apollo affiliates. These purchases were less than $1 and $1 for the three months ended June 30, 2009 and 2008, respectively and $1 for the six months ended June 30, 2009 and 2008. The Company had accounts payable to Apollo and affiliates of $3 and less than $1 at June 30, 2009 and December 31, 2008, respectively.

7. Transfers of Financial Assets

In June and March 2009, the Company entered into accounts receivable purchase and sale agreements to sell $85 and $70, respectively, of its trade accounts receivable to affiliates of Apollo on terms which management believes were more favorable to the Company than could have been obtained from an independent third party. Under the terms of the agreements, the receivables are sold at a discount relative to their carrying value in exchange for all interests in such receivables. The Company retains the obligation to service the collection of the receivables on the purchasers’ behalf for which the Company is paid a fee and the purchasers defer payment of a portion of the receivable purchase price and establish a reserve account with the proceeds. The reserve account is used to reimburse the purchasers for credit and collection risk. The remaining amounts are paid to the Company after receipt of all collections on the purchased receivables. Other than amounts held in the reserve account, the purchasers bear all credit risk on the purchased receivables.

Both June and March 2009 accounts receivable purchase and sale agreements were accounted for as sales-type transfers. The losses recorded on these sales were less than $1 for the three and six months ended June 30, 2009 and are included in Other operating expense, net in the unaudited Condensed Consolidated Statements of Operations. Servicing fees were less than $1 for the three and six months ended June 30, 2009.

The Apollo affiliates that have purchased trade accounts receivable from the Company are variable interest entities. At December 31, 2008, the Company was the primary beneficiary of one of these variable interest entities and $14 of Cash and cash equivalents, $10 of Accounts receivable, and $24 of Noncontrolling interests were included in the Company’s 2008 consolidated financial statements related to the consolidation of this variable interest entity. At March 31, 2009, this arrangement had concluded and the Company was no longer the primary beneficiary of this entity. As a result, the Company deconsolidated the entity from its consolidated financial statements at the end of the first quarter 2009.

8. Fair Value and Financial Instruments

Fair Value

The Company has adopted the provisions of SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

•	Level 1: Inputs are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date.

•	Level 3: Unobservable inputs, for example, inputs derived through extrapolation or interpolation that cannot be corroborated by observable market data.

Recurring Fair Value Measurements

Following is a summary of assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008:

	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
June 30, 2009
Derivative liabilities	$(2)	$(44)	$—	$(46)

December 31, 2008
Derivative liabilities	(3)	(41)	—	(44)

Level 1 primarily consists of financial instruments traded on exchange or futures markets. Level 2 includes those derivative instruments transacted primarily in over the counter markets.

The Company calculates the fair value of its derivative liabilities using quoted market prices whenever available. When quoted market prices are not available, the Company uses standard pricing models with market-based inputs, adjusted for nonperformance risk. When its financial instruments are in a liability position, the Company evaluates its credit risk as a component of fair value. At June 30, 2009 and December 31, 2008, the Company reduced its derivative liabilities by $4 and $12, respectively, for its nonperformance risk. As a significant portion of the Company’s derivative liabilities are cash flow hedges, $3 and $10, was recognized in Accumulated other comprehensive income at June 30, 2009 and December 31, 2008, respectively.

When its financial instruments are in an asset position, the Company is exposed to credit loss in the event of nonperformance by other parties to these contracts and evaluates their credit risk as a component of fair value.

Non-recurring Fair Value Measurements

Following is a summary of assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2009:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total	Total losses for the three months ended June 30, 2009	Total losses for the six months ended June 30, 2009
June 30, 2009
Long-lived assets held and used	$—	$4	$—	$4	$(8)	$(11)
Long-lived assets held for disposal/abandonment	—	—	—	—	(36)	(36)

Total	$—	$4	—	$4	$(44)	$(47)

As part of the Company’s productivity initiatives, the Company decided to indefinitely idle certain production lines. Long-lived assets with a carrying value of $47 were written down to fair value of $3, resulting in an impairment charge of $44 for the three months ended June 30, 2009. These long-lived assets were valued based on appraisals from third parties or using discounted cash flow analysis based on assumptions that market participants would use. Key inputs in the model included projected revenues, and manufacturing costs associated with these long-lived assets.

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

The following tables summarize the Company’s derivative financial instruments:

		June 30, 2009		December 31, 2008
Liability Derivatives	Balance Sheet Location	Notional Amount	Fair Value Liability	Notional Amount	Fair Value Liability
Derivatives designated as hedging instruments under SFAS No. 133
Interest Rate Swaps
Interest swap – 2006	Other current liabilities	$375	$(4)	$500	$(9)
Interest swap – 2007	Other current liabilities	375	(32)	350	(27)

Total derivatives designated as hedging instruments under SFAS No. 133			$(36)		$(36)

Derivatives not designated as hedging instruments under SFAS No. 133
Foreign Exchange and Interest Rate Swaps
Cross-Currency and Interest Rate Swap	Other current liabilities	$25	$(5)	$25	$(4)
Interest Rate Swap
Interest swap - Australia Multi-Currency Term	Other current liabilities	22	(1)	24	(1)
Commodity Contracts
Electricity contracts	Other current liabilities	6	(1)	—	—
Natural gas contracts	Other current liabilities	1	(1)	—	—
Natural gas futures	Other current liabilities	5	(2)	11	(3)

Total derivatives not designated as hedging instruments under SFAS No. 133			$(10)		$(8)

Derivatives in SFAS No. 133 Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in OCI on Derivative for the three months ended:		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income for the three months ended:
	June 30, 2009	June 30, 2008		June 30, 2009	June 30, 2008
Interest Rate Swaps
Interest swap – 2006	$—	$7	Interest expense, net	$(4)	$(4)
Interest swap – 2007	(8)	14	Interest expense, net	(4)	(2)

Total	$(8)	$21		$(8)	$(6)

Derivatives in SFAS No. 133 Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in OCI on Derivative for the six months ended:		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income for the six months ended:
	June 30, 2009	June 30, 2008		June 30, 2009	June 30, 2008
Interest Rate Swaps
Interest swap – 2006	$—	$(2)	Interest expense, net	$(8)	$(5)
Interest swap – 2007	(9)	—	Interest expense, net	(7)	(2)

Total	$(9)	$(2)		$(15)	$(7)

Derivatives Not Designated as Derivative Instruments under SFAS No. 133	Amount of Gain (Loss) Recognized in Income on Derivative for the three months ended:		Location of Gain (Loss) Recognized in Income on Derivative
	June 30, 2009	June 30, 2008
Foreign Exchange and Interest Rate Swaps
Cross-Currency and Interest Rate Swap	$(2)	$3	Other non-operating expense, net
Interest Rate Swap
Interest swap - Australia Multi-Currency Term	—	—	Other non-operating expense, net
Commodity Contracts
Electricity contracts	—	—	Cost of sales
Natural gas contracts	(1)	—	Cost of sales
Natural gas futures	(1)	—	Cost of sales

Total	$(4)	$3

Derivatives Not Designated as Derivative Instruments under SFAS No. 133	Amount of Gain (Loss) Recognized in Income on Derivative for the six months ended:		Location of Gain (Loss) Recognized in Income on Derivative
	June 30, 2009	June 30, 2008
Foreign Exchange and Interest Rate Swaps
Cross-Currency and Interest Rate Swap	$(1)	$(19)	Other non-operating expense, net
Interest Rate Swap
Interest swap - Australia Multi-Currency Term	—	—	Other non-operating expense, net
Commodity Contracts
Electricity contracts	(1)	—	Cost of sales
Natural gas contracts	(1)	—	Cost of sales
Natural gas futures	(2)	1	Cost of sales

Total	$(5)	$(18)

Non-derivative Financial Instruments

The following table includes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt	$3,555	$2,176	$3,859	$1,346

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

9. Debt Obligations

Debt outstanding at June 30, 2009 and December 31, 2008 is as follows:

	June 30, 2009		December 31, 2008
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
Non-affiliated debt:
Senior Secured Credit Facilities:
Revolving facility due 2011	$—	$—	$180	$—
Floating rate term loans due 2013	2,222	23	2,231	23
Senior Secured Notes:
Floating rate second-priority senior secured notes due 2014	120	—	200	—
9.75% Second-priority senior secured notes due 2014	533	—	625	—
Debentures:
9.2% debentures due 2021	101	—	115	—
7.875% debentures due 2023	221	—	247	—
8.375% sinking fund debentures due 2016	72	—	78	—
Other Non-affiliated Borrowings:
Australia Multi-Currency Term / Working Capital Facility due 2011	46	4	43	7
Industrial Revenue Bonds due 2009	—	34	—	34
Capital leases	14	1	14	1
Other	13	47	13	48

Total non-affiliated debt	3,342	109	3,746	113

Affiliated debt:
Affiliated borrowings due on demand	—	4	—	—
Affiliated term loan due 2011	100	—	—	—

Total affiliated debt	100	4	—	—

Total debt	$3,442	$113	$3,746	$113

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

The amended Senior Secured Credit Facilities have commitment fees (other than with respect to the LOC) equal to 0.50% per year of the unused line plus a fronting fee of 0.25% of the aggregate face amount of outstanding letters of credit. The LOC has a commitment fee of 0.10% per year. Available borrowings under the amended Senior Secured Credit Facilities were $219 at June 30, 2009.

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

During the three months ended June 30, 2009, the Company purchased and extinguished $21 in face value of its outstanding debentures for $6. The $21 in face value of purchased debentures consisted of $5 in face value of the Company’s 8.375% unsecured debentures due 2016, $5 in face value of the Company’s 9.200% unsecured debentures due 2021 and $11 in face value of the Company’s 7.875% unsecured debentures due 2023. In connection with these purchases, the Company recognized a net gain on extinguishment of debt of $14 for the three months ended June 30, 2009.

In August 2009, the Company purchased approximately $71 in face value of our various outstanding debentures due 2016 and beyond for approximately $31. During the three months ended September 30, 2009, the Company expects to record a gain as a result of paying down debt for amounts less than face value.

Affiliated Debt

On March 6, 2009, the Company borrowed $100 in term loans from affiliates of Apollo which will mature on December 31, 2011 with interest at adjusted LIBOR plus 2.25%. On March 25, 2009, the Company borrowed $4 from an affiliate of Apollo which is due upon demand. The weighted average interest rate of affiliated borrowings at June 30, 2009 was 2.98%. Proceeds from the loans will be used for general corporate purposes.

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

The following table summarizes all probable environmental remediation, indemnification and restoration liabilities, including related legal expenses, at June 30, 2009 and December 31, 2008:

	Number of Sites		Liability		Range of Reasonably Possible Costs
Site Description	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008	Low	High
Geismar, LA	1	1	$17	$17	$10	$25
Superfund and offsite landfills – allocated share:
Less than 1%	27	25	2	1	1	2
Equal to or greater than 1%	12	13	7	8	5	13
Currently-owned	20	19	9	9	6	18
Formerly-owned:
Remediation	9	9	2	2	2	12
Monitoring only	7	7	1	1	1	2

	76	74	$38	$38	$25	$72

These amounts include estimates for unasserted claims that the Company believes are probable of loss and reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of a range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. At June 30, 2009 and December 31, 2008, $7 has been included in Other current liabilities in the unaudited Condensed Consolidated Balance Sheets with the remaining amount included in Other long-term liabilities.

Following is a discussion of the Company’s environmental liabilities and the related assumptions at June 30, 2009:

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

Superfund Sites and Offsite Landfills—The Company is currently involved in environmental remediation activities at a number of sites for which it has been notified that it is, or may be, a Potentially Responsible Parties (“PRP”) under the United States Comprehensive Environmental Response, Compensation and Liability Act or similar state “superfund” laws. The Company anticipates approximately 45% of the estimated liability for these sites will be paid within the next five years, with the remainder over the next twenty-five years. The Company generally does not bear a significant level of responsibility for these sites, and as a result, has little control over the costs and timing of cash flows.

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

Non-Environmental Legal Matters

The Company is involved in various legal proceedings in the ordinary course of business and has reserves of $25 and $27 at June 30, 2009 and December 31, 2008, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable. At June 30, 2009 and December 31, 2008, $21 and $23, respectively, has been included in Other current liabilities in the unaudited Condensed Consolidated Balance Sheets with the remaining amount included in Other long-term liabilities.

Following is a discussion of significant non-environmental legal proceedings:

Litigation Related to the Terminated Merger Agreement with Huntsman Corporation—

Sandra Lifschitz v. Hexion Specialty Chemicals, Inc., et al. No. 08-CV-6394 (S.D.N.Y.)

On July 17, 2008, an individual Huntsman shareholder filed suit against the Company, Craig O. Morrison, President and Chief Executive Officer, and Joshua J. Harris, Director, in the United States District Court in the Southern District of New York related to matters arising out of the Huntsman Agreement (the “New York Shareholder Action”). The plaintiff in the New York Shareholder Action seeks to represent a class of purchasers of Huntsman common stock between May 14, 2008 and June 18, 2008 (the “Class Period”). The complaint alleges that the defendants disseminated false and misleading statements and failed to disclose material facts regarding the merger during the Class Period in violation of U.S. securities laws. Court-ordered mediation is ongoing and the parties continue to negotiate a settlement amount. At this time, based on the range of probable potential outcomes, the Company has accrued a liability of $13, which is included in Terminated merger and settlement expense (income), net in the unaudited Condensed Consolidated Statement of Operations. Should the parties not reach a settlement agreement the actual liability could differ materially from the accrued liability.

Brazil Tax Claim—In 1992, the State of Sao Paulo Administrative Tax Bureau issued an assessment against the Company’s Brazilian subsidiary claiming that excise taxes were owed on certain intercompany loans made for centralized cash management purposes. These loans were characterized by the Tax Bureau as intercompany sales. Since that time, management and the Tax Bureau have held discussions and the subsidiary filed an administrative appeal seeking cancellation of the assessment. The Administrative Court upheld the assessment in December 2001. In 2002, the subsidiary filed a second appeal with the highest-level Administrative Court, again seeking cancellation of the assessment. In February 2007, the highest-level Administrative Court upheld the assessment. The Company requested a review of this decision. On April 23, 2008, the Brazilian Administrative Tax Tribunal issued its final decision upholding the assessment against the subsidiary. The Company filed an Annulment action in the Brazilian Judicial Courts in May 2008 along with a request for an injunction to suspend the tax collection. The injunction was denied but the Annulment action is being pursued. The Company has pledged certain properties and assets in Brazil during the pendency of the Annulment action in lieu of paying the assessment. The Company continues to believe it has a strong defense against the assessment and does not believe a loss contingency is probable. At June 30, 2009, the amount of the assessment, including tax, penalties, monetary correction and interest, is 63 Brazilian reals, or approximately $32.

Formosa Plant—Several lawsuits were filed in Sangamon County, Illinois in May 2006 against the Company on behalf of individuals injured or killed in an explosion at a Formosa Plastics Corporation (“Formosa”) plant in Illiopolis, Illinois that occurred on April 23, 2004. The Company sold the facility in 1987. The facility was operated by BCPOLP until it was sold to Formosa out of BCPOLP’s bankrupt estate in 2002. In March 2007, an independent federal agency found that operator errors caused the explosion, but that current and former owners could have implemented systems to minimize the impacts from these errors. In March 2008, the Company filed a motion for summary judgment, which is still pending. At this time there is inadequate information from which to estimate a potential range of liability, if any.

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

11. Pension and Postretirement Expense

Following are the components of net pension and postretirement expense (benefit) recognized by the Company for the three and six months ended June 30, 2009 and 2008:

	Pension Benefits				Non-Pension Postretirement Benefits
	Three months ended June 30,				Three months ended June 30,
	2009		2008		2009		2008
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1	$2	$1	$2	$—	$—	$—	$—
Interest cost on projected benefit obligation	4	4	4	4	—	—	—	—
Expected return on assets	(3)	(3)	(4)	(2)	—	—	—	—
Amortization of prior service cost	—	1	—	—	(2)	—	(3)	—
Recognized actuarial loss (gain)	2	—	2	(1)	—	—	—	—
Curtailment (gain) loss	(1)	1	—	—	—	—	—	—

Net expense (benefit)	$3	$5	$3	$3	$(2)	$—	$(3)	$—

	Pension Benefits				Non-Pension Postretirement Benefits
	Six months ended June 30,				Six months ended June 30,
	2009		2008		2009		2008
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$3	$4	$3	$4	$—	$—	$—	$—
Interest cost on projected benefit obligation	8	8	8	8	—	—	—	—
Expected return on assets	(7)	(5)	(9)	(5)	—	—	—	—
Amortization of prior service cost	—	1	—	1	(5)	—	(6)	—
Recognized actuarial loss (gain)	5	—	4	(1)	—	—	—	—
Curtailment loss	—	1	—	—	—	—	—	—

Net expense (benefit)	$9	$9	$6	$7	$(5)	$—	$(6)	$—

As of June 30, 2009, in connection with the Company’s productivity program described in Note 4 and certain plan modifications, curtailment gains and losses are probable for certain of our pension plans. During the three and six months ended June 30, 2009 the Company has recognized a curtailment gain of $1 and $0, respectively, for U.S. plans, as a result of freezing certain benefits under these plans. During the three and six months ended June 30, 2009 the Company has recognized a curtailment loss of $1 for non-U.S. plans.

12. Segment Information

The Company’s business segments are based on the products that the Company offers and the markets that it serves. At June 30, 2009, the Company had four reportable segments: Epoxy and Phenolic Resins, Formaldehyde and Forest Products Resins, Coatings and Inks, and Performance Products. A summary of the major products of the Company’s reportable segments follows:

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

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net Sales to Unaffiliated Customers(1)(2):
Epoxy and Phenolic Resins	$398	$697	$782	$1,336
Formaldehyde and Forest Product Resins	267	515	533	1,085
Coatings and Inks	231	358	425	690
Performance Products	51	98	121	193

	$947	$1,668	$1,861	$3,304

Segment EBITDA(2):
Epoxy and Phenolic Resins	$49	$58	$71	$132
Formaldehyde and Forest Product Resins	21	51	42	105
Coatings and Inks	22	12	23	30
Performance Products	15	23	40	44
Corporate and Other	(17)	(13)	(25)	(26)

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.
(2)	Certain of the Company’s product lines have been realigned, resulting in reclassifications between segments. Prior period balances have been reclassified to conform to current presentations.

Reconciliation of Segment EBITDA to Net (Loss) Income:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Segment EBITDA:
Epoxy and Phenolic Resins	$49	$58	$71	$132
Formaldehyde and Forest Product Resins	21	51	42	105
Coatings and Inks	22	12	23	30
Performance Products	15	23	40	44
Corporate and Other	(17)	(13)	(25)	(26)

Reconciliation:
Items not included in Segment EBITDA
Terminated merger and settlement (expense) income, net	(3)	(167)	27	(176)
Integration and transaction costs	—	(8)	—	(15)
Non-cash charges	(3)	(3)	1	(9)
Unusual items:
Gains (losses) on divestiture of assets	2	3	(1)	10
Business realignments	(22)	(10)	(38)	(13)
Asset impairments	(44)	—	(47)	—
Other	(8)	—	(22)	(7)

Total unusual items	(72)	(7)	(108)	(10)

Total adjustments	(78)	(185)	(80)	(210)
Interest expense, net	(56)	(74)	(120)	(152)
Gain on extinguishment of debt	14	—	182	—
Income tax benefit (expense)	3	1	—	(10)
Depreciation and amortization	(44)	(54)	(88)	(106)

Net (loss) income attributable to Hexion Specialty Chemicals, Inc.	(71)	(181)	45	(193)
Net income attributable to noncontrolling interest	—	2	1	3

Net (loss) income	$(71)	$(179)	$46	$(190)

Items not included in Segment EBITDA

For the three and six months ended June 30, 2009, Terminated merger and settlement income, net primarily includes discounts on certain of the Company’s merger related service provider liabilities, offset by legal and consulting costs and legal contingency accruals related to the New York Shareholder Action. For the six months ended June 30, 2009, Terminated merger and settlement income, net also includes the pushdown of Apollo’s recovery of $15 in insurance proceeds related to the $200 settlement payment made by Apollo that was treated as a pushdown of shareholder expense in 2008. For the three and six months ended June 30, 2008, Terminated merger and settlement expenses, net primarily represent accounting, consulting, tax and legal costs and the write-off of previously deferred acquisition costs.

For the three and six months ended June 30, 2008, Integration and transaction costs primarily represent redundancy and incremental administrative costs for integration programs as a result of the Hexion formation and recent acquisitions; as well as costs to implement a single, company-wide, management information and accounting system and a new consolidations and financial reporting system.

For the three and six months ended June 30, 2009 and 2008, Non-cash items represent stock-based compensation expense, accelerated depreciation on closing facilities, and unrealized derivative and foreign exchange gains and losses.

Not included in Segment EBITDA are certain non-cash and certain non-recurring income or expenses that are deemed by management to be unusual in nature. For the three and six months ended June 30, 2009, these items consisted of business realignment costs primarily related to expenses from the Company’s productivity program, realized foreign exchange gains and losses, retention program costs, and impairment of property and equipment. For the six months ended June 30, 2009, these items also consisted of a gain on the settlement of certain legacy company acquisition claims. For the three and six months ended June 30, 2008, these items consisted of a gain on the sale of a portion of the Company’s ownership in HA-International, LLC (“ HAI”), business realignment costs, income related to the European solvent coating resins business, realized foreign exchange losses and management fees.

13. Guarantor/Non-Guarantor Subsidiary Financial Information

The Company and certain of its U.S. subsidiaries guarantee debt issued by its wholly owned subsidiaries Hexion Nova Scotia, ULC and Hexion U.S. Finance Corporation (together, the “Subsidiary Issuers”), which includes the 9.75% second-priority senior secured notes due 2014 and the floating rate second-priority senior secured notes due 2014. During the first quarter of 2009, the Company repurchased and extinguished a portion of these debt securities (see Note 9).

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

The Subsidiary Issuers and all of the subsidiary guarantors are 100% owned by Hexion. All guarantees are full and unconditional, and are joint and several. There are no significant restrictions on the ability of the Company to obtain funds from its domestic subsidiaries by dividend or loan. While the Company’s Australian subsidiary and HAI are restricted in the payment of dividends and intercompany loans due to the terms of their credit facilities, there are no material restrictions on the Company’s ability to obtain cash from the remaining non-guarantor subsidiaries.

This information includes allocations of corporate overhead to the combined non-guarantor subsidiaries based primarily on net sales. Income tax expense has been provided on the combined non-guarantor subsidiaries based on actual effective tax rates. All other tax expense is reflected in the parent.

HEXION SPECIALTY CHEMICALS, INC.

THREE MONTHS ENDED JUNE 30, 2009

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$395	$—	$—	$624	$(72)	$947
Cost of sales	355	—	—	540	(72)	823

Gross profit	40	—	—	84	—	124
Selling, general and administrative expense	32	—	—	53	—	85
Terminated merger and settlement expense, net	2	—	—	1	—	3
Asset impairments	38	—	—	6	—	44
Other operating expense (income), net	8	—	(1)	9	—	16

Operating (loss) income	(40)	—	1	15	—	(24)
Interest expense, net	35	14	—	7	—	56
Gain on extinguishment of debt	(14)	—	—	—	—	(14)
Intercompany interest expense (income)	19	(20)	—	1	—	—
Other non-operating (income) expense, net	(1)	1	1	8	—	9

(Loss) income before income tax, earnings from unconsolidated entities	(79)	5	—	(1)	—	(75)
Income tax (benefit) expense	(17)	—	—	14	—	(3)

(Loss) income before earnings from unconsolidated entities	(62)	5	—	(15)	—	(72)
Earnings from unconsolidated entities, net of taxes	(9)	—	—	1	9	1

Net (loss) income	(71)	5	—	(14)	9	(71)
Net income attributable to noncontrolling interest	—	—	—	—	—	—

Net (loss) income attributable to Hexion Specialty Chemicals, Inc.	$(71)	$5	$—	$(14)	$9	$(71)

HEXION SPECIALTY CHEMICALS, INC.

THREE MONTHS ENDED JUNE 30, 2008

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$703	$—	$—	$1,102	$(137)	$1,668
Cost of sales	636	—	—	992	(137)	1,491

Gross profit	67	—	—	110	—	177
Selling, general and administrative expense	32	—	—	67	—	99
Pending merger costs	22	—	—	145	—	167
Integration and transaction costs	6	—	—	2	—	8
Other operating (income) expense, net	—	—	(4)	14	—	10

Operating income (loss)	7	—	4	(118)	—	(107)
Interest expense, net	39	20	—	15	—	74
Gain on extinguishment of debt	—	—	—	—	—	—
Intercompany interest expense (income)	21	(23)	—	2	—	—
Other non-operating (income) expense, net	(3)	3	—	—	—	—

(Loss) income before income tax, earnings from unconsolidated entities	(50)	—	4	(135)	—	(181)
Income tax (benefit) expense	(3)	—	—	2	—	(1)

(Loss) income before earnings from unconsolidated entities	(47)	—	4	(137)	—	(180)
Earnings from unconsolidated entities, net of taxes	(132)	—	1	1	131	1

Net (loss) income	(179)	—	5	(136)	131	(179)
Net income attributable to noncontrolling interest	(2)	—	—	—	—	(2)

Net (loss) income attributable to Hexion Specialty Chemicals, Inc.	$(181)	$—	$5	$(136)	$131	$(181)

HEXION SPECIALTY CHEMICALS, INC.

SIX MONTHS ENDED JUNE 30, 2009

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$800	$—	$—	$1,214	$(153)	$1,861
Cost of sales	716	—	—	1,084	(153)	1,647

Gross profit	84	—	—	130	—	214
Selling, general and administrative expense	61	—	—	107	—	168
Terminated merger and settlement (income) expense, net	(28)	—	—	1	—	(27)
Asset impairments	39	—	—	8	—	47
Other operating expense (income), net	18	—	(1)	21	—	38

Operating (loss) income	(6)	—	1	(7)	—	(12)
Interest expense, net	70	33	—	17	—	120
Gain on extinguishment of debt	(35)	(147)	—	—	—	(182)
Intercompany interest expense (income)	39	(40)	—	1	—	—
Other non-operating (income) expense, net	(1)	1	1	4	—	5

(Loss) income before income tax, earnings from unconsolidated entities	(79)	153	—	(29)	—	45
Income tax (benefit) expense	(12)	—	—	12	—	—

(Loss) income before earnings from unconsolidated entities	(67)	153	—	(41)	—	45
Earnings from unconsolidated entities, net of taxes	113	—	—	1	(113)	1

Net income (loss)	46	153	—	(40)	(113)	46
Net income attributable to noncontrolling interest	(1)	—	—	—	—	(1)

Net income (loss) attributable to Hexion Specialty Chemicals, Inc.	$45	$153	$—	$(40)	$(113)	$45

HEXION SPECIALTY CHEMICALS, INC.

SIX MONTHS ENDED JUNE 30, 2008

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,407	$—	$—	$2,161	$(264)	$3,304
Cost of sales	1,265	—	—	1,919	(264)	2,920

Gross profit	142	—	—	242	—	384
Selling, general and administrative expense	71	—	—	132	—	203
Pending merger costs	29	—	—	147	—	176
Integration and transaction costs	10	—	—	5	—	15
Other operating expense (income), net	1	—	(3)	16	—	14

Operating income (loss)	31	—	3	(58)	—	(24)
Interest expense, net	81	39	—	32	—	152
Intercompany interest expense (income)	41	(47)	—	6	—	—
Other non-operating (income) expense, net	(7)	7	—	6	—	6

(Loss) income before income tax, earnings from unconsolidated entities and minority interest	(84)	1	3	(102)	—	(182)
Income tax (benefit) expense	(2)	—	—	12	—	10

(Loss) income before earnings from unconsolidated entities and minority interest	(82)	1	3	(114)	—	(192)
Earnings from unconsolidated entities, net of taxes	(108)	—	3	2	105	2

Net (loss) income	(190)	1	6	(112)	105	(190)
Net income attributable to noncontrolling interest	(3)	—	—	—	—	(3)

Net (loss) income	$(193)	$1	$6	$(112)	$105	$(193)

HEXION SPECIALTY CHEMICALS, INC.

JUNE 30, 2009

CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents (including restricted cash of $0 and $15, respectively)	$35	$—	$—	$112	$—	$147
Short-term investments	—	—	—	2	—	2
Accounts receivable, net	74	—	—	393	—	467
Inventories:
Finished and in-process goods	113	—	—	122	—	235

Raw materials and supplies	37	—	—	65	—	102
Other current assets	14	—	—	59	—	73

Total current assets	273	—	—	753	—	1,026

Other assets
Investment in subsidiaries	766	—	24	—	(790)	—
Other assets, net	29	11	—	62	—	102

	795	11	24	62	(790)	102

Property and equipment, net	563	—	—	861	—	1,424
Goodwill	94	—	—	79	—	173
Other intangible assets, net	72	—	—	93	—	165

Total assets	$1,797	$11	$24	$1,848	$(790)	$2,890

Liabilities and Shareholder’s (Deficit) Equity
Current liabilities
Accounts and drafts payable	$175	$—	$—	$256	$—	$431
Intercompany accounts (receivable) payable	(161)	—	(5)	166	—	—
Debt payable within one year	52	—	—	57	—	109
Affiliated debt payable	4	—	—	—	—	4
Intercompany loans payable (receivable)	522	—	(4)	(518)	—	—
Interest payable	32	8	—	1	—	41
Income taxes payable	9	—	—	35	—	44
Other current liabilities	141	—	—	116	—	257

Total current liabilities	774	8	(9)	113	—	886

Long-term debt	2,049	653	—	640	—	3,342
Affiliated long-term debt	80	—	—	20	—	100
Intercompany loans payable (receivable)	562	(813)	(10)	261	—	—
Long-term pension and post employment benefit obligations	138	—	—	119	—	257
Deferred income taxes	30	—	—	83	—	113
Other long-term liabilities	103	—	—	24	—	127
Advance from affiliates	225	—	—	—	—	225

Total liabilities	3,961	(152)	(19)	1,260	—	5,050

Total Hexion Specialty Chemicals, Inc. shareholder’s (deficit) equity	(2,177)	163	43	584	(790)	(2,177)
Noncontrolling interest	13	—	—	4	—	17

Total shareholder’s (deficit) equity	(2,164)	163	43	588	(790)	(2,160)

Total liabilities and shareholder’s (deficit) equity	$1,797	$11	$24	$1,848	$(790)	$2,890

HEXION SPECIALTY CHEMICALS, INC.

DECEMBER 31, 2008

CONDENSED CONSOLIDATING BALANCE SHEET

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents (including restricted cash of $0 and $6, respectively)	$23	$—	$—	$104	$—	$127
Short-term investments	—	—	—	7	—	7
Accounts receivable, net	180	—	—	402	—	582
Inventories:
Finished and in-process goods	147	—	—	181	—	328
Raw materials and supplies	51	—	—	90	—	141
Other current assets	31	—	—	53	—	84

Total current assets	432	—	—	837	—	1,269

Other assets
Investment in subsidiaries	610	—	24	—	(634)	—
Other assets	35	13	—	60	—	108

	645	13	24	60	(634)	108
Property and equipment, net	624	—	—	837	—	1,461
Goodwill	94	—	—	76	—	170
Other intangible assets, net	74	—	—	98	—	172

Total assets	$1,869	$13	$24	$1,908	$(634)	$3,180

Liabilities and Shareholder’s (Deficit) Equity
Current liabilities
Accounts and drafts payable	$146	$—	$—	$226	$—	$372
Intercompany accounts (receivable) payable	(170)	(5)	(5)	180	—	—
Debt payable within one year	58	—	—	55	—	113
Intercompany loans payable (receivable)	599	—	(3)	(596)	—	—
Interest payable	40	10	—	1	—	51
Income taxes payable	14	—	—	20	—	34
Other current liabilities	222	—	—	87	—	309

Total current liabilities	909	5	(8)	(27)	—	879
Long-term debt	2,112	825	—	809	—	3,746
Intercompany loans payable (receivable)	529	(805)	(11)	287	—	—
Long-term pension and post employment benefit obligations	136	—	—	123	—	259
Deferred income taxes	37	—	—	85	—	122
Other long-term liabilities	103	—	—	25	—	128
Advance from affiliates	225	—	—	—	—	225

Total liabilities	4,051	25	(19)	1,302	—	5,359

Total Hexion Specialty Chemicals, Inc. shareholder’s (deficit) equity	(2,218)	(12)	43	603	(634)	(2,218)
Noncontrolling interest	36	—	—	3	—	39

Total shareholder’s (deficit) equity	(2,182)	(12)	43	606	(634)	(2,179)

Total liabilities and shareholder’s (deficit) equity	$1,869	$13	$24	$1,908	$(634)	$3,180

HEXION SPECIALTY CHEMICALS, INC.

SIX MONTHS ENDED JUNE 30, 2009

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by operating activities	$53	$(14)	$—	$215	$—	$254
Cash flows used in investing activities
Capital expenditures	(16)	—	—	(41)	—	(57)
Capitalized interest	—	—	—	(2)	—	(2)
Proceeds from matured debt securities	—	—	—	5	—	5
Change in restricted cash	—	—	—	(7)	—	(7)
Proceeds from the sale of assets	4	—	—	—	—	4

	(12)	—	—	(45)	—	(57)

Cash flows used in financing activities
Net short-term debt (repayments) borrowings	(6)	—	—	2	—	(4)
Borrowings of long-term debt	90	—	—	162	—	252
Repayments of long-term debt	(117)	(24)	—	(346)	—	(487)
Net borrowings of affiliated debt	84	—	—	20	—	104
Purchase of note receivable due from parent	—	—	—	(24)	—	(24)
Deconsolidation of noncontrolling interest in variable interest entity	(24)	—	—	—	—	(24)
Net intercompany loan (repayments) borrowings	(47)	38	—	9	—	—
Payments of dividends on common stock	(9)	—	—	—	—	(9)

	(29)	14	—	(177)	—	(192)

Effect of exchange rates on cash and cash equivalents	—	—	—	6	—	6

Increase (decrease) in cash and cash equivalents	12	—	—	(1)	—	11
Cash and cash equivalents (unrestricted) at beginning of period	23	—	—	98	—	121

Cash and cash equivalents (unrestricted) at end of period	$35	$—	$—	$97	$—	$132

HEXION SPECIALTY CHEMICALS, INC.

SIX MONTHS ENDED JUNE 30, 2008

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(92)	$2	$—	$101	$—	$11
Cash flows (used in) provided by investing activities
Capital expenditures	(23)	—	—	(27)	—	(50)
Dividend from subsidiary	6	—	—	—	(6)	—
Proceeds from the sale of assets	—	—	5	8	—	13

	(17)	—	5	(19)	(6)	(37)

Cash flows provided by (used in) financing activities
Net short-term debt (repayments) borrowings	(11)	—	—	3	—	(8)
Borrowings of long-term debt	169	—	—	345	—	514
Repayments of long-term debt	(177)	—	—	(355)	—	(532)
Net borrowings (repayments) of affiliated debt	45	(2)	—	(43)	—	—
Dividends paid	(1)	—	(5)	(1)	6	(1)

	25	(2)	(5)	(51)	6	(27)

Effect of exchange rates on cash and cash equivalents	—	—	—	5	—	5

(Decrease) increase in cash and cash equivalents	(84)	—	—	36	—	(48)
Cash and cash equivalents (unrestricted) at beginning of period	107	—	—	92	—	199

Cash and cash equivalents (unrestricted) at end of period	$23	$—	$—	$128	$—	$151

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in millions)

The following commentary should be read in conjunction with the audited financial statements and the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K.

Within the following discussion, unless otherwise stated, “the quarter ended June 30, 2009” and “the second quarter of 2009” refer to the three months ended June 30, 2009, and “the quarter ended June 30, 2008” and “the second quarter of 2008” refer to the three months ended June 30, 2008, “the first half of 2009” and “the first half of 2008” refer to the six months ended June 30, 2009 and the six months ended June 30, 2008, respectively.

Forward-Looking and Cautionary Statements

Certain statements in this Quarterly Report on Form 10-Q including, without limitation, statements made under the caption “Overview and Outlook,” are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, the management of Hexion Specialty Chemicals, Inc. (which may be referred to as “Hexion,” “we,” “us,” “our” or the “Company”) may from time to time make oral forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “will,” or “intend” or similar expressions. Forward-looking statements reflect our current views about future events and are based on currently available financial, economic and competitive data and on our current business plans. Actual results could vary materially depending on risks and uncertainties that may affect our markets, services, prices and other factors as discussed in Item 1A-Risk Factors of our 2008 Annual Report on Form 10-K, Part II of this Quarterly Report on Form 10-Q, and our other filings with the Securities and Exchange Commission (SEC). Important factors that could cause actual results to differ materially from those contained in forward-looking statements include, but are not limited to: economic factors such as the current credit crises and economic recession (and their related impact on our liquidity and the industry sectors we serve) and an interruption in the supply of or increased pricing of raw materials due to natural disasters; competitive factors such as pricing actions by our competitors that could affect our operating margins; and regulatory factors such as changes in governmental regulations involving our products that lead to environmental and legal matters as discussed herein or in our 2008 Annual Report on Form 10-K, and our other filings with the SEC.

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

Our business segments are based on the products that we offer and the markets that we serve. At June 30, 2009, we had four reportable segments: Epoxy and Phenolic Resins, Formaldehyde and Forest Products Resins, Coatings and Inks, and Performance Products. The major products of our reportable segments are as follows:

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

2009 Overview

•

Net sales decreased 43% and 44% in the second quarter of 2009 and the first half of 2009, respectively, as compared to the corresponding periods in 2008 due primarily to lower volumes as a result of the global economic recession and the pass through of declining raw material prices to our customers.

•

As a percent of sales, gross profit increased 2% in the second quarter of 2009 while remaining unchanged in the first half of 2009 as compared to the corresponding periods in 2008. Gross profit percentage increased during the second quarter of 2009 compared to the second quarter of 2008 as a result of lower processing costs and the positive impact of productivity projects.

•

At June 30, 2009 we have $181 of in-process productivity savings to better align our cost structure in response to the challenging economic environment. We realized $22 and $32 in incremental productivity savings during the first and second quarters of 2009, respectively. We also identified additional productivity savings of $53 and $63 in the first and second quarters of 2009, respectively.

•	The Company generated cash flows from operations of $254 in the first half of 2009 due primarily to reductions in working capital.

•

We are responding to dramatic changes in market conditions and reducing excess capacity as part of our ongoing synergy and productivity initiatives. We continually look for opportunities to reduce our cost structure, including the realignment and exiting of certain product lines. During the first half of 2009, we ceased production at four facilities in our Coatings and Inks segment. In the second quarter of 2009, we announced realignments in the U.S. coatings business which will better align production with market requirements and significantly reduce operating costs. Also, in the second quarter of 2009 we announced the plan to indefinitely idle certain production capacity in our Epoxy and Phenolic Resins and Coatings and Inks segments.

•

We are expanding in markets in which we expect opportunities for growth. We are constructing a formaldehyde and forest products resins manufacturing complex to serve the engineered wood products market in southern Brazil, which we expect to be operational by the fourth quarter of 2009. We entered into a joint venture to construct a forest products resins manufacturing facility in Russia, which we expect to be operational in the third quarter of 2009. Also, we plan to relocate a specialty epoxy facility to a larger facility in Esslingen, Germany to support the growing wind energy market.

Short-term Outlook

Our business is impacted by general economic and industrial conditions, including housing starts, automotive builds, oil and natural gas drilling activity and general industrial production. Our business has both geographic and end market diversity which reduces the impact of any one of these factors on our overall performance. During the second quarter of 2009, we experienced modest increases in volumes versus the first quarter of 2009 for most of our businesses; however, our volumes continue to be significantly lower compared to the second quarter of 2008.

We expect the current global economic recession and financial conditions, including disruption in the credit and automotive markets, to continue to negatively affect our business for the rest of 2009 as compared to the prior year. Specifically, we anticipate that continued weakness in housing markets in the U.S. and internationally will impact our volume, primarily for our forest products resins, which is included in our Formaldehyde and Forest Products Resins segment, and our phenolic specialty resins, epoxy coating, polyester and acrylic resin product lines, which are included in our Epoxy and Phenolic Resins, and Coatings and Inks segments. We also anticipate that continued weakness in automotive build rates in North America and Europe will continue to exert downward volume pressure on certain product lines that are included in our Epoxy and Phenolic Resins, Coatings and Inks, and Performance Products segments. After several periods of decline in the housing and auto markets, the currently depressed level of volumes for our products in these end use markets may begin a slow recovery as the global recession subsides. We expect over capacity in worldwide base epoxy markets to continue to negatively impact product lines in our Epoxy and Phenolic Resins segment. We also expect negative impacts for the rest of 2009 for our oilfield products and applications which are included in our Performance Products segment, due to decreases in prices for natural gas. However, we expect continued strength in alternative energy markets as well as improving trends across the Versatic acids product lines which should have positive impacts on volumes in our Epoxy and Phenolic Resins segments.

If the global economic environment continues to weaken or remains slow for an extended period of time, the fair value of our reporting units could be more adversely affected than we estimated in our analysis of reporting unit fair values at December 31, 2008. This could result in additional goodwill or other asset impairments. In addition, as we continue to execute our productivity cost saving initiatives this may result in additional long-lived asset impairments.

Although raw material costs have stabilized in the first half of 2009, we expect long-term raw material cost volatility to continue because of historically volatile pricing of key feedstocks. Despite stabilizing raw material prices, anticipated continuing weak demand may place further competitive pressure on pricing in certain markets in the second half of 2009 and throughout 2010. To help mitigate raw material volatility, we have purchase and sale contracts with many of our vendors and customers that contain periodic price adjustment mechanisms. Due to differences in the timing of pricing mechanism trigger points between our sales and purchase contracts, there is often a lead-lag impact during which margins are negatively impacted in the short term when raw material prices increase and are positively impacted in the short term when raw material prices fall.

During the first half of 2009, we closed four facilities in our Coatings and Inks segment as we continue to react to the weakened economic environment and continued weakening demand in advertising and print media markets. In the second quarter of 2009, we announced realignments in the U.S. coatings business which will better align production with market requirements and significantly reduce operating costs. We also recently announced additional capacity reductions at several other facilities as part of our productivity savings programs. As market conditions shift in the future, we will continue to assess the locations and number of our manufacturing facilities.

In the second quarter of 2009, we recorded impairments of $42 in our Epoxy and Phenolic Resins and $2 in our Coatings and Inks segments as a result of our decision to indefinitely idle certain production lines. As a result, we wrote-down the related assets to fair value. The amounts have been included within Asset impairments in the unaudited Consolidated Statement of Operations.

Matters Impacting Comparability of Results

Our unaudited Condensed Consolidated Financial Statements include the accounts of the Company, its majority-owned subsidiaries in which minority shareholders hold no substantive participating rights, and variable interest entities in which the Company bears a majority of the risk to potential losses or a majority of gains from the expected returns. Intercompany accounts and transactions are eliminated in consolidation.

Raw materials comprise approximately 70% of our cost of sales. The three largest raw materials used in our production processes are phenol, methanol and urea. These materials represent almost half of our total raw material costs. Fluctuations in energy costs, such as volatility in the price of crude oil and related petrochemical products, as well as the cost of natural gas have historically caused volatility in our raw material and utility costs. The average prices of phenol, methanol and urea decreased by approximately 28%, 57% and 54%, respectively, in the second quarter of 2009 compared to the second quarter of 2008. The average prices of phenol, methanol, and urea decreased by approximately 34%, 64% and 42%, respectively, for the first half of 2009 compared to the first half of 2008. Passing through raw material price changes can result in significant variances in sales comparisons from year to year.

Results of Operations

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)	Three Months ended June 30,		Six Months ended June 30,
	2009	2008	2009	2008
Net sales	$947	$1,668	$1,861	$3,304
Cost of sales	823	1,491	1,647	2,920

Gross profit	124	177	214	384
Gross profit as a percentage of net sales	13%	11%	12%	12%
Selling, general & administrative expense	85	99	168	203
Terminated merger and settlement expense (income)	3	167	(27)	176
Integration and transaction costs	—	8	—	15
Asset impairments	44	—	47	—
Other operating expense, net	16	10	38	14

Operating loss	(24)	(107)	(12)	(24)
Operating loss as a percentage of net sales	(3)%	(6)%	(1)%	(1)%
Interest expense, net	56	74	120	152
Gain on extinguishment of debt	(14)	—	(182)	—
Other non-operating expense, net	9	—	5	6

Total non-operating expenses (income)	51	74	(57)	158

(Loss) income before income tax, earnings from unconsolidated entities and minority interest	(75)	(181)	45	(182)
Income tax (benefit) expense	(3)	(1)	—	10

(Loss) income before earnings from unconsolidated entities	(72)	(180)	45	(192)
Earnings from unconsolidated entities, net of taxes	1	1	1	2

Net (loss) income	(71)	(179)	46	(190)
Net income attributable to noncontrolling interest	—	(2)	(1)	(3)

Net (loss) income attributable to Hexion Specialty Chemicals, Inc.	$(71)	$(181)	$45	$(193)

Three months ended June 30, 2009 vs. 2008

Sales

In the second quarter of 2009, net sales decreased by $721, or 43%, compared with the second quarter of 2008. Volume declines across all of our product lines negatively impacted sales by $446. These declines were primarily a result of the weak housing, construction and automotive markets driven by the economic recession and credit crisis. The pass through of raw material driven price decreases primarily in our forest products resins and formaldehyde, phenolic specialty resins, base epoxies and intermediates, and coatings product lines negatively impacted sales by $181. In addition, foreign currency translation negatively impacted sales by $94 primarily as a result of the strengthening of the U.S. dollar against the euro, Brazilian real and Canadian dollar.

Gross Profit

In the second quarter of 2009, gross profit declined by $53 compared with the second quarter of 2008 as a result of the decrease in sales, as discussed above. As a percentage of sales, gross profit increased 2% as a result of lower processing costs and the positive impact of productivity projects in the second quarter of 2009.

Operating Loss

In the second quarter of 2009, operating loss decreased by $83 compared with the second quarter of 2008. The primary driver of the decrease was the reduction in Terminated merger and settlement costs. We recognized Terminated merger and settlement expense of $3 in the second quarter of 2009, which was comprised of legal contingency accruals related to the New York Shareholder Action, offset by reductions on certain of our merger related service provider liabilities. In the second quarter of 2008, we recognized Terminated merger and settlement expense of $167 which included the write-off of previously deferred acquisition costs. Gross profit declined by $53, as discussed above. We recognized asset impairments of $44 in the second quarter of 2009 as a result of our decision to indefinitely idle certain production lines. Selling, general and administrative expenses decreased $14 due to our cost savings initiatives. Other operating expense, net increased by $6 in the second quarter of 2009 primarily due to expenses attributable to business realignment and productivity initiatives.

Non-Operating Expenses

In the second quarter of 2009, total non-operating expense decreased by $23 compared with the second quarter of 2008. We recognized a gain of $14 on the extinguishment of $21 in face value of the Company’s debentures. Interest expense, net decreased by $18 primarily as a result of lower interest rates. Other non-operating expense, net increased by $9, due to higher net realized foreign exchange losses in 2009 as compared to 2008.

Income Tax Benefit

In the second quarter of 2009, income tax benefit increased by $2 as compared with the second quarter of 2008. The increase is primarily due to the impact of significant decreases in foreign profitable results as well as the Company offsetting tax on the profits in the U.S. by reducing a portion of its valuation allowance on deferred tax assets expected to be utilized.

Six months ended June 30, 2009 vs. 2008

Sales

In the first half of 2009, net sales decreased by $1,443, or 44%, compared with the first half of 2008. Volume declines across all of our product lines negatively impacted sales by $940. These declines were primarily a result of the weak housing, construction and automotive markets driven by the economic recession and credit crisis. The pass through of raw material driven price decreases primarily in our forest products resins and formaldehyde, phenolic specialty resins, base epoxies and intermediates, and coatings product lines negatively impacted sales by $302. In addition, foreign currency translation negatively impacted sales by $201 primarily as a result of the strengthening of the U.S. dollar against the euro, Brazilian real and Canadian dollar.

Gross Profit

In the first half of 2009, gross profit declined by $170 compared with the first half of 2008 as a result of the decrease in sales, as discussed above. As a percentage of sales, gross profit remained unchanged as the positive impact of lower processing costs and productivity projects in the second quarter of 2009 were offset by the the impact of lower volume on fixed manufacturing costs in the first half of 2009.

Operating Loss

In the first half of 2009, operating loss decreased by $12 compared with the first half of 2008. The primary driver of the decrease was the reduction in Terminated merger and settlement costs. We recognized Terminated merger and settlement income of $27 in 2009, which was comprised of reductions on certain of our merger related service provider liabilities and the pushdown of $15 of insurance recoveries by Apollo related to the $200 settlement payment made by Apollo that was previously treated as a pushdown of shareholder expense in the fourth quarter of 2008. Terminated merger and settlement income was offset by the legal contingency accruals related to the New York Shareholder Action. In 2008, Terminated merger and settlement expense of $176 consisted of the write-off of previously deferred acquisition costs and consulting, accounting and tax costs. Gross profit declined by $170, as discussed above. Selling, general and administrative expenses decreased $35 due to our cost savings initiatives. Other operating expense, net increased by $24 in 2009 primarily due to business realignment and productivity initiatives, offset by the gain on the sale of certain assets of a non-core product line in 2008.

Non-Operating Expenses (Income)

In the first half of 2009, total non-operating income increased by $215 compared with the first half of 2008. We recognized a gain of $168 on the extinguishment of $196 in face value of outstanding debt securities in the first quarter of 2009 and a gain of $14 on the extinguishment of $21 in face value of the Company’s debentures in the second quarter of 2009. Interest expense, net decreased by $32 as a result of lower interest rates.

Income Tax Expense

In the first half of 2009, income tax expense decreased by $10 compared with the first half of 2008. This decrease is primarily a result of significant decreases in foreign profitable results as well as the Company offsetting tax on the profits in the U.S. by reducing a portion of its valuation allowance on deferred tax assets expected to be utilized.

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

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net Sales to Unaffiliated Customers(1)(2):
Epoxy and Phenolic Resins	$398	$697	$782	$1,336
Formaldehyde and Forest Product Resins	267	515	533	1,085
Coatings and Inks	231	358	425	690
Performance Products	51	98	121	193

	$947	$1,668	$1,861	$3,304

Segment EBITDA(2):
Epoxy and Phenolic Resins	$49	$58	$71	$132
Formaldehyde and Forest Product Resins	21	51	42	105
Coatings and Inks	22	12	23	30
Performance Products	15	23	40	44
Corporate and Other	(17)	(13)	(25)	(26)

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.
(2)	Certain of the Company’s product lines have been realigned, resulting in reclassifications between segments. Prior period balances have been reclassified to conform to current presentations.

Three Months Ended June 30, 2009 vs. Three Months Ended June 30, 2008 Segment Results

Following is an analysis of the percentage change in sales by segment from the three months ended June 30, 2008 to the three months ended June 30, 2009:

	Volume	Price/Mix	Currency Translation	Total
Epoxy and Phenolic Resins	(28)%	(9)%	(6)%	(43)%
Formaldehyde and Forest Products Resins	(24)%	(18)%	(6)%	(48)%
Coatings and Inks	(23)%	(5)%	(7)%	(35)%
Performance Products	(42)%	(6)%	—	(48)%

Epoxy and Phenolic Resins

Net sales in the second quarter of 2009 decreased by $299, or 43%, as compared to the second quarter of 2008. Volume declines negatively impacted sales by $197 as the global economic recession continued to have an adverse impact on our volumes during the quarter. Volumes declined in virtually all businesses, including our base epoxies, versatics, specialty phenolics and specialty epoxy businesses. The declines in these businesses were attributable to the decline in the automotive, construction and housing markets as well as increased worldwide capacity in base epoxies. The pass through of lower raw material costs and competitive pricing pressures resulted in pricing decreases of $64 primarily in the base epoxies and specialty phenolics business. Foreign currency translation had a negative impact of $38 as the U.S. dollar strengthened against the euro in the second quarter of 2009.

Segment EBITDA in the second quarter of 2009 declined by $9 to $49 as compared to the second quarter of 2008. The decrease was primarily due to volume and pricing declines, as discussed above. These decreases were partially offset by the impact of productivity driven cost savings and decreased raw material costs.

Formaldehyde and Forest Products Resins

Net sales in the second quarter of 2009 decreased by $248, or 48%, as compared to the second quarter of 2008. Lower volumes negatively impacted sales by $124. The volume decrease occurred primarily in our European, North American, and Asia-Pacific forest products resins businesses due to the continued decline in the worldwide housing and construction markets. Lower prices resulted in a sales decrease of $93 as we passed through raw material price decreases to our customers across all businesses. Unfavorable currency translation of $31 contributed to lower sales as the U.S. dollar strengthened against the euro, Brazilian real and Canadian dollar in the second quarter of 2009.

Segment EBITDA in the second quarter of 2009 decreased by $30 to $21 as compared to the second quarter of 2008. The decrease was primarily attributable to the loss of volume and pricing impacts, as discussed above, partially offset by the impact of productivity driven cost savings.

Coatings and Inks

Net sales in the second quarter of 2009 decreased by $127, or 35%, as compared to the second quarter of 2008. Volume declines negatively impacted sales by $84. Coatings volume declines were primarily attributable to the downturn in the international housing, construction and automotive markets. Inks resins volumes declined due to continued weakening demand in advertising and print media coupled with competitive pressures and our exit from certain low margin product lines. The pass through of lower raw material costs and competitive pricing pressures resulted in pricing decreases of $18. Unfavorable currency translation of $25 contributed to lower sales, as the U.S. dollar strengthened against the euro in 2009.

Segment EBITDA in the second quarter of 2009 increased by $10 to $22 as compared to the second quarter 2008. The increase was primarily the result of the favorable impact of productivity driven cost savings, lower raw material and processing costs which more than offset the decrease in volumes.

Performance Products

Net sales in the second quarter of 2009 decreased by $47, or 48%, as compared to the second quarter of 2008. Volume decreases negatively impacted sales by $41 driven by declines in foundry resulting from decreased demand in the North American automotive sector and declines in our oilfield business resulting from increased competition and a decrease in natural gas and oil drilling activity. The impact of pricing negatively impacted sales by $6, as favorable changes in product mix were offset by the pass through of raw material price decreases in certain of our product lines.

Segment EBITDA in the second quarter of 2009 decreased by $8 to $15 as compared to the second quarter of 2008. The decrease was primarily the result of decreases in volumes and declining prices, as discussed above.

Corporate and Other

Corporate and Other is primarily corporate general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions, unallocated foreign exchange gains and losses, and legacy company costs not allocated to continuing segments. Corporate and Other charges increased by $4 to $17 as compared to the second quarter of 2008, primarily due to the impact of productivity driven cost savings.

Six Months Ended June 30, 2009 vs. Six Months Ended June 30, 2008 Segment Results

Following is an analysis of the percentage change in sales by segment from the six months ended June 30, 2008 to the six months ended June 30, 2009:

	Volume	Price/Mix	Currency Translation	Total
Epoxy and Phenolic Resins	(28)%	(7)%	(6)%	(41)%
Formaldehyde and Forest Products Resins	(28)%	(17)%	(6)%	(51)%
Coatings and Inks	(29)%	(2)%	(7)%	(38)%
Performance Products	(33)%	(3)%	(1)%	(37)%

Epoxy and Phenolic Resins

Net sales in the first half of 2009 decreased by $554, or 41%, as compared to the first half of 2008. Volume declines negatively impacted sales by $378 as the global economic recession continued to have an adverse impact on our volumes and resulted in the continued idling of many of our plants, particularly in the first quarter of 2009. Volumes declined in virtually all businesses, including our base epoxies, versatics and specialty phenolics, and specialty epoxy businesses. The declines in these businesses were attributable to the decline in the automotive, construction and housing markets as well as increased worldwide capacity in base epoxies. The pass through of lower raw material costs and competitive pricing pressures resulted in pricing decreases of $97. Foreign currency translation had a negative impact of $79 as the U.S. dollar strengthened against the euro in 2009.

Segment EBITDA in the first half of 2009 declined by $61 to $71 compared to the first half of 2008. The decrease was primarily due to volume and pricing declines, as discussed above. These decreases were partially offset by the impact of productivity driven cost savings together with the decrease in raw material prices.

Formaldehyde and Forest Products Resins

Net sales in the first half of 2009 decreased by $552, or 51%, as compared to the first half of 2008. Lower volumes negatively impacted sales by $299. The volume decrease occurred in virtually all businesses, including our European, North American and Asia-Pacific forest products resins business, due to the continued decline in the worldwide housing and construction markets. Lower prices resulted in a sales decrease of $180 as we passed through raw material price decreases to our customers. Unfavorable currency translation of $73 contributed to lower sales as the U.S. dollar strengthened against the euro, Brazilian real and Canadian dollar in 2009.

Segment EBITDA in the first half of 2009 decreased by $63 to $42 as compared to the first half of 2008. The decrease was primarily attributable to the loss of volume and pricing impacts, as discussed above, partially offset by the impact of productivity driven cost savings. In addition, the prior year was impacted by a favorable raw material purchase contract in our international forest products and resins business.

Coatings and Inks

Net sales in the first half of 2009 decreased by $265, or 38%, as compared to the first half of 2008. Volume declines negatively impacted sales by $199. Coatings volume declines were primarily attributable to the downturn in the international housing, construction and automotive markets. Inks resins volumes declined due to continued weakening demand in advertising and print media coupled with competitive pressures and our exit from certain low margin product lines. In addition, the global economic recession negatively impacted our volumes and resulted in the idling of certain of our plants throughout the second quarter of 2009. The pass through of lower raw material costs and competitive pricing pressures resulted in pricing decreases of $19. Unfavorable currency translation of $47 contributed to lower sales, as the U.S. dollar strengthened against the euro in 2009.

Segment EBITDA in the first half of 2009 decreased by $7 to $23 as compared to the first half 2008. The decrease was primarily the result of the volume declines and competitive market pressures, as discussed above. These decreases were partially offset by the impact of productivity driven cost savings and lower raw material costs.

Performance Products

Net sales in the first half of 2009 decreased by $72, or 37%, as compared to the first half of 2008. Volume decreases negatively impacted sales by $64 driven by declines in foundry resulting from decreased demand in the North American automotive sector and declines in our oilfield business resulting from increased competition and a decrease in natural gas and oil drilling activity. The impact of pricing negatively impacted sales by $6, as favorable changes in product mix were offset by the pass through of raw material price decreases in certain of our product lines. Foreign currency translation had a negative impact of $2 as lower Canadian sales were offset by the strengthening of the U.S. dollar against the Canadian dollar in 2009

Segment EBITDA in the first half of 2009 decreased by $4 to $40 as compared to the first half of 2008. The decrease was primarily the result of decreases in volumes, as discussed above, partially offset by favorable product mix and productivity driven cost savings.

Corporate and Other

Corporate and Other is primarily corporate general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions, unallocated foreign exchange gains and losses, and legacy company costs not allocated to continuing segments. Corporate and Other charges decreased by $1 to $25 as compared to the first half of 2008, primarily due to the favorable impact of foreign currency transaction gains and the impact of productivity driven cost savings.

Reconciliation of Segment EBITDA to Net (Loss) Income:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Segment EBITDA:
Epoxy and Phenolic Resins	$49	$58	$71	$132
Formaldehyde and Forest Product Resins	21	51	42	105
Coatings and Inks	22	12	23	30
Performance Products	15	23	40	44
Corporate and Other	(17)	(13)	(25)	(26)

Reconciliation:
Items not included in Segment EBITDA
Terminated merger and settlement (expense) income, net	(3)	(167)	27	(176)
Integration and transaction costs	—	(8)	—	(15)
Non-cash charges	(3)	(3)	1	(9)
Unusual items:
Gains (losses) on divestiture of assets	2	3	(1)	10
Business realignments	(22)	(10)	(38)	(13)
Asset impairments	(44)	—	(47)	—
Other	(8)	—	(22)	(7)

Total unusual items	(72)	(7)	(108)	(10)

Total adjustments	(78)	(185)	(80)	(210)
Interest expense, net	(56)	(74)	(120)	(152)
Gain on extinguishment of debt	14	—	182	—
Income tax benefit (expense)	3	1	—	(10)
Depreciation and amortization	(44)	(54)	(88)	(106)

Net (loss) income attributable to Hexion Specialty Chemicals, Inc.	(71)	(181)	45	(193)
Net income attributable to noncontrolling interest	—	2	1	3

Net (loss) income	$(71)	$(179)	$46	$(190)

Items not included in Segment EBITDA

For the three and six months ended June 30, 2009, Terminated merger and settlement income, net primarily includes reductions on certain of the Company’s merger related service provider liabilities, offset by legal and consulting costs and legal contingency accruals related to the New York Shareholder Action. For the six months ended June 30, 2009, Terminated merger and settlement income, net also includes the pushdown of Apollo’s recovery of $15 in insurance proceeds related to the $200 settlement payment made by Apollo that was treated as a pushdown of shareholder expense in 2008. For the three and six months ended June 30, 2008, Terminated merger and settlement expenses, net primarily represent accounting, consulting, tax and legal costs and the write-off of previously deferred acquisition costs.

For the three and six months ended June 30, 2008, Integration and transaction costs primarily represent redundancy and incremental administrative costs for integration programs as a result of the Hexion formation and recent acquisitions; as well as costs to implement a single, company-wide, management information and accounting system and a new consolidations and financial reporting system.

For the three and six months ended June 30, 2009 and 2008, Non-cash items represent stock-based compensation expense, accelerated depreciation on closing facilities, and unrealized derivative and foreign exchange gains and losses.

Not included in Segment EBITDA are certain non-cash and certain non-recurring income or expenses that are deemed by management to be unusual in nature. For the three and six months ended June 30, 2009, these items consisted of business realignment costs primarily related to expenses from the Company’s productivity program, realized foreign exchange gains and losses, retention program costs, and impairments of property and equipment. For the six months ended June 30, 2009, these items also consist of a gain on the settlement of certain legacy company acquisition claims. For the three and six months ended June 30, 2008, these items consisted of a gain on the sale of a portion of the Company’s ownership in HA-International, LLC (“ HAI”), business realignment costs, income related to the European solvent coating resins business, realized foreign exchange losses and management fees.

Liquidity and Capital Resources

Sources and Uses of Cash

We are a highly leveraged company. Our primary sources of liquidity are cash flows generated from operations and availability under our senior secured credit facilities. Our primary liquidity requirements are interest and capital expenditures. In addition, over the next eighteen months, we will continue to have cash outflows related to productivity program-related obligations, and obligations related to the terminated Huntsman merger.

At June 30, 2009, we had $3,555 of debt, including $113 of short-term debt and capital lease maturities (of which $56 is U.S. short-term debt and capital lease maturities). In addition, at June 30, 2009, we had $420 in liquidity including $132 of unrestricted cash and cash equivalents, $219 of borrowings available under our senior secured revolving credit facilities, and $69 of borrowings available under credit facilities at certain domestic and international subsidiaries with various expiration dates through 2011 and the financing commitment from Apollo.

During the second quarter of 2009, we experienced continued decreases in volumes for most of our businesses compared to the prior year. In response, we have continued to focus on reducing our cost structure and realigning our manufacturing capacity in line with current market demand. We are progressing as planned towards our productivity savings and have identified an additional $116 in potential savings in the first half of 2009. Most of the actions to obtain our productivity savings will be completed within the next six to eighteen months and will include an approximate 20% reduction in our worldwide staffing levels. The net costs to achieve the savings, estimated at $107, will be funded from operations and availability under our senior secured credit facilities. Our working capital (defined as accounts receivable and inventories less accounts and drafts payable) at June 30, 2009 was $373, a decrease of $306 from December 31, 2008. The decrease was a result of lower volumes and production, a focus on reducing inventory quantities, decreasing raw material costs, and the sale of a portion of our trade accounts receivable. We will continue to focus on maintaining or further reducing our working capital. However, if volumes begin to increase, this may result in an increased investment in working capital. In addition, the focus of our capital spending will be the completion of the Brazilian plant in our Formaldehyde and Forest Products Resins segment and projects to ensure improved safety of our employees and compliance with environmental laws and regulations.

Although we anticipate the remainder of 2009 will be challenging, we expect we will have adequate liquidity to fund our ongoing operations and cash debt service obligations for the foreseeable future from cash flows provided by operating activities, amounts available for borrowings under our credit facilities and amounts available under the $200 financing commitment by Apollo. We are also investigating the sale of non-core assets to further increase our liquidity. Opportunities for these sales could depend to some degree on improvement in the credit markets. The continued depressed demand for our products for an extended period of time due to global economic and financial conditions would negatively impact our liquidity, future results of operations and flexibility to execute liquidity enhancing actions.

We are facing increased pressure from vendors to reduce payment terms due to the current credit environment. We are closely monitoring the credit quality of our customers and have focused on receivable collections to offset a portion of the payment term pressure by offering incentives to customers to encourage early payment. In the first half of 2009, we entered into accounts receivable purchase and sale agreements to sell a portion of our trade accounts receivable to an Apollo affiliate. As of June 30, 2009, through these agreements, we effectively accelerated the timing of cash receipts on $76 of our receivables.

During the first quarter of 2009, we repurchased on the open market outstanding debt with a carrying amount of $196 for $26. The $196 carrying value of repurchased debt securities consisted of $92 of our 9.75% second-priority senior secured notes due 2014, $80 of our floating rate second-priority senior secured notes due 2014, and $24 of our various unsecured debentures due 2016 and beyond.

During the second quarter of 2009, we repurchased and extinguished $21 in face value of its outstanding debt securities for $6. The $21 in face value of repurchased debt securities consisted of $5 in face value of our 8.375% unsecured debentures due 2016, $5 in face value of our 9.200% unsecured debentures due 2021 and $11 in face value of our 7.875% unsecured debentures due 2023.

In August 2009, we purchased approximately $71 in face value of our outstanding debentures due 2016 and beyond for approximately $31. In the third quarter of 2009, we expect to record a gain as a result of paying down debt for amounts less than face value.

Any future repurchases will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Future repurchases may be funded through available cash, borrowings from our credit facilities, and sales of accounts receivable or other liquidity sources. Based on interest rates at June 30, 2009, we expect annual cash interest savings of $23 as a result of these debt repurchases.

On April 21, 2009, Standard & Poor reduced our corporate credit rating to “SD” while our first quarter debt repurchases were reviewed. On June 11, 2009, Moody’s temporarily lowered our corporate rating to “Caa3/LD” in response to our debt repurchases at below par value prices. On June 17, 2009 Moody’s raised our corporate rating to “B3.” On June 30, 2009 Standard & Poor raised our corporate credit rating to “CCC+”. We do not expect any of these recent rating changes to have a significant impact on our liquidity.

Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30:

	2009	2008
Sources (uses) of cash:
Operating activities	$254	$11
Investing activities	(57)	(37)
Financing activities	(192)	(27)
Effect of exchange rates on cash flow	6	5

Net change in cash and cash equivalents	$11	$(48)

Operating Activities

In the first half of 2009, operations provided $254 of cash. Net income of $46 included $72 of net non-cash and non-operating income items, of which $182 was for the gain on extinguishment of debt and $15 was for the non-cash pushdown of the recovery of 2008 shareholder expense, offset by $88 for depreciation and amortization and $48 for impairments and accelerated depreciation of property and equipment. Working capital (defined as accounts receivable and inventories less accounts and drafts payable) and changes in other assets and liabilities and income taxes payable generated $280 due to decreased accounts receivable and inventories, which resulted from lower volumes and production, efforts to decrease inventory quantities, decreasing raw material costs, and the sale of a portion of our trade accounts receivable.

In the first half of 2008, operations provided $11. Net loss of $190 included $221 of non-cash items, of which $106 was for depreciation and amortization and $101 was for the write-off of deferred acquisition costs. Working capital (defined as accounts receivable and inventories less accounts and drafts payable) and changes in other assets and liabilities and income taxes payable used $20 due to the growth of the business, increased raw material costs and the timing of cash collections and expense recognition versus cash payments.

Investing Activities

In the first half of 2009, investing activities used $57. We spent $59 for capital expenditures (including capitalized interest), primarily for plant expansions and improvements. We used $7 to fund a restricted cash requirement primarily for collateral for a subsidiary’s debt. We generated cash of $5 from the proceeds from matured debt securities and $4 from the sale of assets.

In the first half of 2008, investing activities used $37. We spent $50 for capital expenditures, primarily for plant expansions and improvements. We generated cash of $13 from the divestiture of a non-core product line and the sale of a portion of the Company’s ownership in HAI.

Financing Activities

In the first half of 2009, financing activities used $192. Net long-term debt repayments consisted of the $180 pay-down on our senior revolving credit facility and $32 to purchase back debt on the open market. Net short-term debt repayments were $4 and affiliated debt borrowings were $104. We used $24 to purchase $180 in face value of outstanding debt of our parent. We paid $9 to fund dividends that were declared on common stock in prior years. The deconsolidation of a variable interest entity that purchased a portion of our trade accounts receivable in 2008 resulted in a financing flow of $24.

In the first half of 2008, financing activities used $27. Net short-term debt repayments were $8, net long-term debt repayments were $18 and payments of dividends on common stock were $1.

Terminated Huntsman Transaction Funding Requirements

We have incurred significant expenses associated with the Huntsman merger litigation. We expect to have adequate liquidity to pay outstanding legal obligations in 2009 and 2010. We continue to negotiate with our vendors who provided support during the transaction for reductions and extended payment terms. During the first half of 2009 we reduced our outstanding liability by $18 through negotiated reductions with vendors, net of additional legal accruals recorded related to the New York Shareholder Action. To the extent we receive reductions in the future, any adjustment to our liabilities will be reflected in the period in which any reductions are agreed to by our vendors.

Accounts Receivable Sales Agreement

In first and second quarters of 2009, we entered into accounts receivable purchase and sale agreements to sell $70 and $85, respectively, of our trade accounts receivable to affiliates of Apollo on terms which management believes were more favorable to the Company than could have been obtained from a third party. The agreements provided for the sale of receivables at a discount relative to the carrying value of the receivables in exchange for all interests in such receivables. We also were paid a fee to service the collection of the receivables on the purchasers’ behalf. Losses recorded on the sales of accounts receivable were less than $1 for the six months ended June 30, 2009.

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

Fixed Charges are defined as net interest expense excluding the amortization or write-off of deferred financing costs. Adjusted EBITDA is defined as EBITDA adjusted to exclude certain non-cash and certain non-recurring items. Adjusted EBITDA also includes expected future cost savings from business optimization programs, including those related to acquisitions, including the Hexion Formation, and other synergy and productivity programs. As we are highly leveraged, we believe that including the supplemental adjustments that are made to calculate Adjusted EBITDA provides additional information to investors about our ability to comply with our financial covenants and to obtain additional debt in the future. Adjusted EBITDA and Fixed Charges are not defined terms under General Accepted Accounting Principles (“GAAP”). Adjusted EBITDA is not a measure of financial condition, liquidity or profitability and should not be considered as an alternative to net income (loss) determined in accordance with GAAP or operating cash flows determined in accordance with GAAP. Additionally, EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not take into account certain items such as interest and principal payments on our indebtedness, depreciation and amortization expense (because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue), working capital needs, tax payments (because the payment of taxes is part of our operations, it is a necessary element of our costs and ability to operate), non-recurring expenses and capital expenditures. Fixed Charges should not be considered an alternative to interest expense. At June 30, 2009, we were in compliance with all of the financial covenants and restrictions that are contained in the indentures that govern our notes and our senior secured credit facilities.

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

June 30, 2009 LTM Period
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(949)
Income taxes	(26)
Gain on extinguishment of debt	(182)
Interest expense, net	272
Depreciation and amortization expense	185

EBITDA	(700)
Adjustments to EBITDA:
Terminated merger and settlement costs(1)	824
Integration costs(2)	12
Net income attributable to noncontrolling interest	(3)
Non-cash items(3)	63
Unusual items:
Loss on divestiture of assets	6
Business realignments(4)	66
Derivative settlement(5)	37
Other(6)	41

Total unusual items	150

Productivity program savings(7)	181

Adjusted EBITDA	$527

Fixed charges(8)	$205

Ratio of Adjusted EBITDA to Fixed Charges(9)	2.57

(1)

Represents accounting, consulting, tax and legal costs related to the terminated Huntsman merger and related litigation, including the $550 payment to Huntsman to terminate the merger and settle litigation and the non-cash push-down of settlement costs paid by Apollo of $200, net of Apollo’s recovery of $15 in insurance proceeds related to the $200 settlement payment. Also represents legal settlement accruals pertaining to the New York Shareholder Action.

(2)	Primarily represents redundancy and incremental administrative costs associated with integration programs. Also includes costs to implement a new consolidations and financial reporting system.
(3)

Represents non-cash charges of $71 for impairments of property and equipment and intangible assets, impairments of goodwill, and accelerated depreciation. Also represents stock-based compensation and unrealized foreign exchange and derivative activity.

(4)	Represents plant rationalization and headcount reduction expenses related to productivity programs and other costs associated with business realignments.
(5)	Represents derivative settlements on a portion of our cross currency and interest rate swaps.
(6)	Primarily includes pension expense related to formerly owned businesses, business optimization expenses, management fees, realized foreign currency activity.
(7)	Represents pro-forma impact of in-process productivity program savings.
(8)	Reflects pro forma interest expense based on interest rates at July 30, 2009 as if our repurchases of our outstanding debt securities had taken place at the beginning of the period.
(9)

We are required to have an Adjusted EBITDA to Fixed Charges ratio of greater than 2.0 to 1.0 under our indenture for the Second Priority Senior Secured Notes. As of June 30, 2009, the Company was able to satisfy this covenant. Non-compliance with this covenant would limit the Company’s ability to incur additional indebtedness.

Contractual Obligations

There have been no material changes during the first half of 2009 in the contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Off Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2009.

Recently Issued Accounting Standards

New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 166, Accounting for Transfers of Financial Assets. SFAS No. 166 removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46, Consolidation of Variable Interest Entities. SFAS No. 166 also changes the criteria for a transfer of financial assets to qualify as a sales-type transfer. SFAS No. 166 will be effective for the Company on January 1, 2010. The Company is currently assessing the potential impact of SFAS No. 166 on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 amends FIN 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. SFAS No. 167 will be effective for the Company on January 1, 2010. The Company is currently assessing the potential impact of SFAS No. 167 on its consolidated financial statements.

Newly Adopted Accounting Standards

On January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. See Note 8 for additional disclosures about derivative instruments and hedging activities.

On January 1, 2009, the Company adopted SFAS No. 141(R), Business Combinations. This standard was effective for the Company for business combination transactions for which the acquisition date was on or after January 1, 2009. No business combination transactions occurred during the three or six months ended June 30, 2009.

On January 1, 2009, the Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. The Company changed the presentation of its noncontrolling interests and retrospectively applied this accounting standard to prior periods.

At June 30, 2009, the Company adopted FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1). FSP 107-1 increases the frequency of the disclosures required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requiring entities to provide the disclosures on a quarterly basis. See Note 8 for additional disclosures about the fair value of financial instruments.

During June 2009, the FASB issued SFAS 165, Subsequent Events. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued. The Company adopted SFAS 165 at June 30, 2009. Refer to Note 2 for disclosures.

At June 30, 2009, the Company adopted FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP115-2). FSP 115-2 provides guidance in determining whether impairments in debt securities are other than temporary and modifies the presentation and disclosure of investments in debt and equity securities. FSP 115-2 did not have a material impact on the Company’s consolidated financial statements.

At June 30, 2009, the Company adopted FASB Staff Position No, FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4). FSP 157-4 provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability. FSP 157-4 did not have a material impact on the Company’s consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material developments during the first half of 2009 on the matters we have previously disclosed about quantitative and qualitative market risk in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4T.	Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we, under the supervision and with the participation of our Disclosure Committee and our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Item 1.	Legal Proceedings

There have been no material developments during the first half of 2009 in the ongoing legal proceedings that are included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 1A.	Risk Factors

There have been no material changes during the first half of 2009 in the risk factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

There were no defaults upon senior securities during the first half of 2009.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Second Amended and Restated Credit Agreement with exhibits and schedules dated as of November 3, 2006 among Hexion LLC, Hexion Specialty Chemicals, Inc., Hexion Specialty Chemicals Canada, Inc., Hexion Specialty Chemicals B.V., Hexion Specialty Chemicals UK Limited, Borden Chemical UK Limited, the lenders party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent, Credit Suisse, as Syndication Agent, and J.P. Morgan Securities Inc. and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners.

10.2	Incremental Facility Amendment and Amendment No. 1 with exhibits and schedules dated as of June 15, 2007, among Hexion LLC, Hexion Specialty Chemicals, Inc., Hexion Specialty Chemicals Canada, Inc., Hexion Specialty Chemicals B.V., Hexion Specialty Chemicals UK Limited, Borden Chemical UK, the lenders party thereto and JP Morgan Chase Bank, N.A. as administrative agent under the Second Amended and Restated Credit Agreement dated as of November 3, 2006.

10.3	Second Incremental Facility and Amendment with exhibits and schedules dated as of August 7, 2007, among Hexion LLC, Hexion Specialty Chemicals, Inc., Hexion Specialty Chemicals Canada, Inc., Hexion Specialty Chemicals B.V., Hexion Specialty Chemicals UK Limited, Borden Chemical UK, the lenders party thereto and JP Morgan Chase Bank, N.A. as administrative agent under the Second Amended and Restated Credit Agreement dated as of November 3, 2006.

10.4	Credit Agreement with exhibits and schedules dated as of March 3, 2009 among Hexion Specialty Chemicals, Inc., Borden Luxembourg S. à r. l., the lenders party thereto and Euro V (BC) S. à r. l., Euro VI (BC) S. à r. l., and AAA Co-Invest VI (EHS-BC) S. à r. l.

31.1	Rule 13a-14 Certifications

(a) Certificate of the Chief Executive Officer

(b) Certificate of the Chief Financial Officer

32.1	Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEXION SPECIALTY CHEMICALS, INC.

Date: August 13, 2009	/s/ William H. Carter
William H. Carter
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)