Form 10-Q
period 2009-09-30
HEXION SPECIALTY CHEMICALS, INC.
filed 2009-11-16
CIK 13239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on November 1, 2009: 82,556,847

HEXION SPECIALTY CHEMICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

	Three months ended September 30,
(In millions)	2009	2008
Net sales	$1,080	$1,611
Cost of sales	918	1,446

Gross profit	162	165
Selling, general and administrative expense	86	100
Terminated merger and settlement (income) expense, net	(12)	51
Integration costs	—	5
Other operating expense, net	18	2

Operating income	70	7
Interest expense, net	52	75
Gain on extinguishment of debt	(41)	—
Other non-operating (income) expense, net	(1)	12

Income (loss) before income tax	60	(80)
Income tax expense (benefit)	7	(5)

Net income (loss)	53	(75)
Net income attributable to noncontrolling interest	—	(1)

Net income (loss) attributable to Hexion Specialty Chemicals, Inc.	$53	$(76)

Comprehensive income (loss) attributable to Hexion Specialty Chemicals, Inc.	$101	$(177)

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

	Nine months ended September 30,
(In millions)	2009	2008
Net sales	$2,941	$4,915
Cost of sales	2,565	4,366

Gross profit	376	549
Selling, general and administrative expense	254	303
Terminated merger and settlement (income) expense, net	(39)	227
Integration costs	—	20
Asset impairments	47	—
Other operating expense, net	56	16

Operating income (loss)	58	(17)
Interest expense, net	172	227
Gain on extinguishment of debt	(223)	—
Other non-operating expense, net	4	18

Income (loss) before income tax and earnings from unconsolidated entities	105	(262)
Income tax expense	7	5

Income (loss) before earnings from unconsolidated entities	98	(267)
Earnings from unconsolidated entities, net of taxes	1	2

Net income (loss)	99	(265)
Net income attributable to noncontrolling interest	(1)	(4)

Net income (loss) attributable to Hexion Specialty Chemicals, Inc.	$98	$(269)

Comprehensive income (loss) attributable to Hexion Specialty Chemicals, Inc.	$178	$(302)

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

(In millions, except share data)	September 30, 2009	December 31, 2008
Assets
Current assets
Cash and cash equivalents (including restricted cash of $9 and $6, respectively)	$148	$127
Short-term investments	3	7
Accounts receivable (net of allowance for doubtful accounts of $24)	492	582
Inventories:
Finished and in-process goods	257	328
Raw materials and supplies	112	141
Other current assets	94	84

Total current assets	1,106	1,269

Other assets, net	113	108
Property and equipment
Land	110	98
Buildings	324	307
Machinery and equipment	2,350	2,157

	2,784	2,562
Less accumulated depreciation	(1,325)	(1,101)

	1,459	1,461
Goodwill	177	170
Other intangible assets, net	165	172

Total assets	$3,020	$3,180

Liabilities and Deficit
Current liabilities
Accounts and drafts payable	$488	$372
Debt payable within one year	111	113
Affiliated debt payable	4	—
Interest payable	46	51
Income taxes payable	51	34
Other current liabilities	261	309

Total current liabilities	961	879

Long-term liabilities
Long-term debt	3,292	3,746
Affiliated long-term debt	100	—
Long-term pension and post employment benefit obligations	261	259
Deferred income taxes	113	122
Other long-term liabilities	128	128
Advance from affiliates	225	225

Total liabilities	5,080	5,359

Commitments and contingencies (See Note 9)

Deficit
Common stock—$0.01 par value; 300,000,000 shares authorized, 170,605,906 issued and 82,556,847 outstanding at September 30, 2009 and December 31, 2008	1	1
Paid-in capital	506	517
Treasury stock, at cost—88,049,059 shares	(296)	(296)
Note receivable from parent	(24)	—
Accumulated other comprehensive income	82	2
Accumulated deficit	(2,344)	(2,442)

Total Hexion Specialty Chemicals, Inc. shareholder’s deficit	(2,075)	(2,218)

Noncontrolling interest	15	39

Total deficit	(2,060)	(2,179)

Total liabilities and deficit	$3,020	$3,180

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

	Nine months ended September 30,
(In millions)	2009	2008
Cash flows provided by (used in) operating activities
Net income (loss)	$99	$(265)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	132	157
Gain on extinguishment of debt	(223)	—
Pushdown of recovery of expense paid by shareholder	(15)	—
Write-off of deferred acquisition costs	—	101
Stock-based compensation expense	4	4
Loss (gain) on disposal of assets, net of tax	2	(8)
Non-cash impairments and accelerated depreciation	51	12
Deferred tax benefit	(10)	(2)
Cash settlement of derivative	—	13
Other non-cash adjustments	(13)	3
Net change in assets and liabilities:
Accounts receivable	118	2
Inventories	111	(54)
Accounts and drafts payable	98	10
Income taxes payable	27	11
Other assets, current and non-current	(21)	(9)
Other liabilities, current and long-term	(49)	(23)

Net cash provided by (used in) operating activities	311	(48)

Cash flows used in investing activities
Capital expenditures	(92)	(89)
Capitalized interest	(3)	—
Proceeds from matured debt securities	4	—
Change in restricted cash	1	(8)
Proceeds from the sale of assets	4	13

Net cash used in investing activities	(86)	(84)

Cash flows (used in) provided by financing activities
Net short-term debt (repayments) borrowings	(9)	3
Borrowings of long-term debt	933	1,056
Repayments of long-term debt	(1,188)	(871)
Borrowings of affiliated debt	104	—
Purchase of note receivable due from parent	(24)	—
Deconsolidation of noncontrolling interest in variable interest entity	(24)	—
Cash settlement of derivative	—	(13)
Payment of dividends to non-controlling interest	(2)	—
Payments of dividends on common stock	(9)	(1)

Net cash (used in) provided by financing activities	(219)	174

Effect of exchange rates on cash and cash equivalents	12	(7)
Increase in cash and cash equivalents	18	35
Cash and cash equivalents (unrestricted) at beginning of period	121	199

Cash and cash equivalents (unrestricted) at end of period	$139	$234

Supplemental disclosures of cash flow information
Cash paid (received) for:
Interest, net	$174	$215
Income taxes, net of cash refunds	(3)	6

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF DEFICIT AND COMPREHENSIVE INCOME

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

(In millions)	Common Stock	Paid-in Capital	Treasury Stock	Note Receivable From Parent	Accumulated Other Comprehensive Income (a)	Accumulated Deficit	Noncontrolling Interest	Total
Balance at December 31, 2008	$1	$517	$(296)	$—	$2	$(2,442)	$39	$(2,179)
Net income	—	—	—	—	—	98	1	99
Net losses on cash flow hedges reclassified to income	—	—	—	—	9	—	—	9
(Loss) gain recognized in comprehensive income from pension and postretirement benefits, net of tax	—	—	—	—	(1)	—	1	—
Translation adjustments	—	—	—	—	72	—	—	72

Comprehensive income								180

Dividends declared to noncontrolling interest holder	—	—	—	—	—	—	(2)	(2)
Stock-based compensation expense	—	4	—	—	—	—	—	4
Push-down of recovery of expense paid by shareholder (See Note 3)	—	(15)	—	—	—	—	—	(15)
Deconsolidation of variable interest entity (See Note 6)	—	—	—	—	—	—	(24)	(24)
Purchase of note receivable due from parent (See Note 5)	—	—	—	(24)	—	—	—	(24)

Balance at September 30, 2009	$1	$506	$(296)	$(24)	$82	$(2,344)	$15	$(2,060)

(a)	Accumulated other comprehensive income at September 30, 2009 represents $204 of net foreign currency translation gains, net of tax, $26 of net deferred losses on cash flow hedges, and a $96 unrealized loss, net of tax, related to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement plans. Accumulated other comprehensive income at December 31, 2008 represents $132 of net foreign currency translation gains, net of tax, $35 of net deferred losses on cash flow hedges, and a $95 unrealized loss, net of tax, related to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement benefit plans.

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

Basis of Presentation—The unaudited Condensed Consolidated Financial Statements include the accounts of the Company, its majority-owned subsidiaries in which minority shareholders hold no substantive participating rights, and variable interest entities in which the Company bears a majority of the risk to potential losses or benefits from a majority of the expected returns. Intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, all adjustments consisting of normal, recurring adjustments, except for the adoption of new accounting standards discussed below, considered necessary for a fair statement, have been included. Results for the interim periods are not necessarily indicative of results for the entire year.

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

During the third quarter of 2009, the Company recorded out of period income of approximately $3 related to a reduction of the carrying value of debt at a foreign subsidiary. As a result of this adjustment, the Company’s Income before income tax and Net income increased by $3 and $2, respectively, for the three and nine months ended September 30, 2009. Of the $3 increase to Income before income tax, approximately $2 should have been more appropriately recorded in the year ended December 31, 2008 and the remaining amount should have been more appropriately recorded in the six months ended June 30, 2009. Management does not believe that this adjustment is material to the unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2009, or to any prior periods.

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

Property and Equipment—The Company reviews long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability is based on estimated undiscounted cash flows. Measurement of the loss, if any, is based on the difference between the carrying value and fair value.

For the nine months ended September 30, 2009, the Company recorded impairments of $42 in its Epoxy and Phenolic Resins and $2 in its Coatings and Inks segments as a result of the Company’s decision to indefinitely idle certain production lines. As a result, the Company wrote-down the related assets to fair value. The amounts have been recorded within Asset impairments in the unaudited Consolidated Statements of Operations.

Subsequent Events—The Company has evaluated events and transactions subsequent to September 30, 2009 through the time these financial statements were issued on November 16, 2009.

Reclassifications—Certain prior period balances have been reclassified to conform with current presentations.

Recently Issued Accounting Standards

New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 166, Accounting for Transfers of Financial Assets. SFAS No. 166 removes the concept of a qualifying special-purpose entity (“QSPE”) and as a result eliminates the scope exception for QSPE’s. SFAS No. 166 also changes the criteria for a transfer of financial assets to qualify as a sales-type transfer. SFAS No. 166 will be effective for the Company on January 1, 2010. The Company is currently assessing the potential impact of SFAS No. 166 on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 amends current guidance requiring an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. SFAS No. 167 will be effective for the Company on January 1, 2010. The Company is currently assessing the potential impact of SFAS No. 167 on its consolidated financial statements.

Newly Adopted Accounting Standards

On January 1, 2009, the Company adopted new guidance requiring additional disclosures about derivative instruments and hedging activities. See Note 7 for additional disclosures.

On January 1, 2009, the Company adopted new guidance for business combinations. This guidance was effective for the Company for business combination transactions for which the acquisition date was on or after January 1, 2009. No business combination transactions occurred during the three or nine months ended September 30, 2009.

On January 1, 2009, the Company adopted new guidance for noncontrolling interests. The Company changed the presentation of its noncontrolling interests and retrospectively applied this accounting standard to prior periods.

At June 30, 2009, the Company adopted new guidance that increases the frequency of disclosures about the fair value of financial instruments and requires entities to provide the disclosures on a quarterly basis. See Note 7 for additional disclosures about the fair value of financial instruments.

At June 30, 2009, the Company adopted new guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued. Refer to Note 2 for disclosures.

At June 30, 2009, the Company adopted new guidance in determining whether impairments in debt securities are other than temporary and modifies the presentation and disclosure of investments in debt and equity securities. This guidance did not have a material impact on the Company’s consolidated financial statements.

At June 30, 2009, the Company adopted new guidance on determining fair value when the volume and level of activity for the asset or liability has significantly decreased when compared with normal market activity for the asset or liability. This guidance did not have a material impact on the Company’s consolidated financial statements.

At September 30, 2009, the Company adopted Accounting Standards Update (“ASU”) 2009-01, Topic 105 – Generally Accepted Accounting Principles, and SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 superseded all then-existing non-SEC accounting and reporting standards with the Accounting Standards Codification (“ASC”). SFAS No. 168 did not have a material impact on the Company’s consolidated financial statements.

At September 30, 2009, the Company adopted ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value. ASU 2009-05 provides new guidance on the fair value measurement of liabilities. ASU 2009-05 did not have a material impact on the Company’s consolidated financial statements.

3. Terminated Merger and Settlement Costs

Terminated merger and settlement costs represent costs related to the terminated Huntsman Corporation (“Huntsman”) merger agreement and litigation. During the three months ended September 30, 2009, the Company recognized net Terminated merger and settlement income of $12. The Company recognized income during the period as the Company negotiated reductions on certain of its merger related service provider liabilities of $20. The income was partially offset by an increase in legal contingency accruals of $5.

During the nine months ended September 30, 2009, the Company recognized net Terminated merger and settlement income of $39. The Company recognized income during the nine months ended September 30, 2009 of $51 as it negotiated reductions on certain of its merger related service provider liabilities and $15 in insurance proceeds related to the $200 settlement payment made by Apollo that was treated as an expense of the Company in 2008. The income was partially offset by legal contingency accruals of $18 and legal and consulting expenses incurred during 2009.

During the three months ended September 30, 2008, the Company recognized merger related expense for accounting, consulting, tax and litigation. For the nine months ended September 30, 2008, these costs also include the write-off of previously deferred acquisition costs.

4. Productivity Program

At September 30, 2009, the Company has $175 of in-process productivity savings to properly align its cost structure in response to the challenging economic environment, including $53, $63 and $37 of additional headcount and cost saving initiatives identified in the first, second and third quarter of 2009, respectively. The Company estimates that these cost reduction activities will occur over the next fifteen months. The net costs to achieve these productivity savings is estimated at $116, including restructuring costs described below and expected capital expenditures related to productivity savings programs.

A reconciliation of in-process productivity savings at December 31, 2008 to in-process productivity savings at September 30, 2009 follows:

In-process productivity savings at December 31, 2008	$119
Incremental productivity savings achieved in 2009	(97)
Additional productivity initiatives identified in 2009	153

In-process productivity savings at September 30, 2009	$175

The following table summarizes restructuring information by type of cost:

	Workforce reductions	Site closure costs	Other projects	Total
Restructuring costs expected to be incurred	$64	$20	$5	$89
Cumulative restructuring costs incurred at September 30, 2009	47	8	2	57

Accrued liability at December 31, 2008	$14	$—	$—	$14
Restructuring charges	32	8	2	42
Payments	(17)	(8)	(2)	(27)
Foreign currency translation	1	—	—	1

Accrued liability at September 30, 2009	$30	$—	$—	$30

Workforce reduction costs primarily relate to employee termination costs and are accounted for under the guidance for nonretirement postemployment benefits or as exit and disposal costs, as applicable. During the three and nine months ended September 30, 2009, restructuring charges of $11 and $42, respectively, were recorded in Other operating expense, net on the unaudited Condensed Consolidated Statements of Operations. At September 30, 2009 and December 31, 2008, the Company had accrued $30 and $14, respectively, for restructuring liabilities in Other current liabilities in the unaudited Condensed Consolidated Balance Sheets.

The following table summarizes restructuring information by reporting segment:

	Epoxy and Phenolic Resins	Formaldehyde and Forest Products	Performance Products	Coatings and Inks	Corporate and Other	Total
Restructuring costs expected to be incurred	$43	$4	$—	$34	$8	$89
Cumulative restructuring costs incurred at September 30, 2009	22	4	—	24	7	57

Accrued liability at December 31, 2008	$7	$1	$—	$3	$3	$14
Restructuring charges	15	3	—	20	4	42
Payments	(5)	(2)	—	(17)	(3)	(27)
Foreign currency translation	—	1	—	—	—	1

Accrued liability at September 30, 2009	$17	$3	$—	$6	$4	$30

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

During the three and nine months ended September 30, 2008 the Company recognized expense under the Management Consulting Agreement of less than $1 and $2, respectively. This amount is included in Other operating expense, net in the Company’s unaudited Condensed Consolidated Statements of Operations.

Financing Agreements

In connection with the terminated Huntsman merger and related litigation settlement agreement and release among the Company, Huntsman and other parties entered into on December 14, 2008, the Company paid Huntsman $225. The settlement payment was funded to the Company by an advance from Apollo, while reserving all rights with respect to reallocation of the payments to other affiliates of Apollo. Under the provisions of the settlement agreement and release, the Company is contractually obligated to reimburse Apollo for any insurance recoveries on the $225 settlement payment, net of expense incurred in obtaining such recoveries. Apollo has agreed that the payment of any such insurance recoveries will satisfy the Company’s obligation to repay amounts received under the $225 advance. The Company has recorded the $225 settlement payment advance as a long-term liability at September 30, 2009.

Certain affiliates of Apollo have entered into a commitment letter with the Company and Hexion LLC, the Company’s parent, pursuant to which they committed to purchase $200 in preferred units and warrants of Hexion LLC by December 31, 2011. Prior to the purchase of all the preferred units and warrants, certain affiliates of Apollo have committed to provide liquidity facilities to Hexion LLC or the Company on an interim basis. The aggregate liquidity facilities outstanding, together with the purchase price for any purchased preferred units and warrants, will at no time exceed $200. In connection therewith, in March 2009, certain affiliates of Apollo extended a $100 term loan to the Company. In addition, in September 2009 the Company sold $110 of trade accounts receivable to affiliates of Apollo for net cash of $99, ($11 remains held in a reserve account at September 30, 2009). See Note 6 for a description of the Company’s sale of trade accounts receivable. See Note 8 for a description of the Company’s affiliated financing activities. The available borrowings under these liquidity facilities at September 30, 2009 were $1. This amount will increase on a dollar for dollar basis as the $110 of sold receivables are collected.

Purchase of Hexion LLC debt

In December 2008, Hexion LLC financed the $325 termination fee paid to Huntsman and related bank and legal fees through a borrowing of $333 ($351 aggregate borrowings net of $18 original issue discount) from Credit Suisse and Deutsche Bank (the “LLC PIK Facility”). The proceeds from the borrowing were then contributed as a capital contribution to the Company.

In April 2009, the Company purchased $180 in face value of the outstanding LLC PIK Facility for $24, including accrued interest. The loan receivable from Hexion LLC has been recorded at its acquisition value of $24 as a reduction in the unaudited Consolidated Statement of Deficit as Hexion LLC is the Company’s parent. In addition, at September 30, 2009 the Company has not recorded accretion of the purchase discount or interest income as ultimate receipt of these cash flows is under the control of Hexion LLC. The Company will continue to assess the collectibility of these cash flows to determine future amounts to record, if any.

Other Transactions

The Company sells products to certain Apollo affiliates. These sales were less than $1 and $1 for the three months ended September 30, 2009 and 2008, respectively, and $2 and $5 for the nine months ended September 30, 2009 and 2008, respectively. Accounts receivable from these affiliates were less than $1 at September 30, 2009 and December 31, 2008. The Company also purchases raw materials and services from certain Apollo affiliates. These purchases were $5 and $1 for the three months ended September 30, 2009 and 2008, respectively, and $6 and $2 for the nine months ended September 30, 2009 and 2008, respectively. The Company had accounts payable to Apollo and affiliates of $3 and less than $1 at September 30, 2009 and December 31, 2008, respectively.

6. Transfers of Financial Assets

In September 2009, the Company entered into accounts receivable purchase and sale agreements to sell $110 of its trade accounts receivable to affiliates of Apollo on terms which management believes were more favorable to the Company than could have been obtained from an independent third party. Under the terms of the agreements, the receivables are sold at a discount relative to their carrying value in exchange for all interests in such receivables. The Company retains the obligation to service the collection of the receivables on the purchasers’ behalf for which the Company is paid a fee and the purchasers defer payment of a portion of the receivable purchase price and establish a reserve account with the proceeds. The reserve account is used to reimburse the purchasers for credit and collection risk. The remaining amounts are paid to the Company after receipt of all collections on the purchased receivables. Other than amounts held in the reserve account, the purchasers bear all credit risk on the purchased receivables.

These accounts receivable purchase and sale agreements were accounted for as sales-type transfers. The losses recorded on these sales were less than $1 for the three and nine months ended September 30, 2009 and are included in Other operating expense, net in the unaudited Condensed Consolidated Statements of Operations. Servicing fees were less than $1 for the three and nine months ended September 30, 2009.

The Apollo affiliates that have purchased trade accounts receivable from the Company are variable interest entities. At December 31, 2008, the Company was the primary beneficiary of one of these variable interest entities and $14 of Cash and cash equivalents, $10 of Accounts receivable and $24 of Noncontrolling interests were included in the Company’s 2008 consolidated financial statements related to the consolidation of this variable interest entity. At March 31, 2009, this arrangement had concluded and the Company was no longer the primary beneficiary of this entity. As a result, the Company deconsolidated the entity from its consolidated financial statements at the end of the first quarter of 2009.

7. Fair Value and Financial Instruments

Fair Value

Fair value measurement provisions establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. This guidance describes three levels of inputs that may be used to measure fair value:

•	Level 1: Inputs are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date.

•	Level 3: Unobservable inputs, for example, inputs derived through extrapolation or interpolation that cannot be corroborated by observable market data.

Recurring Fair Value Measurements

Following is a summary of assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008:

	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
September 30, 2009
Derivative liabilities	$(1)	$(42)	$—	$(43)

December 31, 2008
Derivative liabilities	(3)	(41)	—	(44)

Level 1 primarily consists of financial instruments traded on exchange or futures markets. Level 2 includes those derivative instruments transacted primarily in over the counter markets.

The Company calculates the fair value of its derivative liabilities using quoted market prices whenever available. When quoted market prices are not available, the Company uses standard pricing models with market-based inputs, adjusted for nonperformance risk. When its financial instruments are in a liability position, the Company evaluates its credit risk as a component of fair value. At September 30, 2009 and December 31, 2008, the Company reduced its derivative liabilities by $2 and $12, respectively, for its nonperformance risk. As a significant portion of the Company’s derivative liabilities are cash flow hedges, $1 and $10 was recognized in Accumulated other comprehensive income at September 30, 2009 and December 31, 2008, respectively.

When its financial instruments are in an asset position, the Company is exposed to credit loss in the event of nonperformance by other parties to these contracts and evaluates their credit risk as a component of fair value.

Non-recurring Fair Value Measurements

Following is a summary of losses as a result of the Company measuring assets at fair value on a non-recurring basis during the nine months ended September 30, 2009:

	Total losses for the three months ended September 30, 2009	Total losses for the nine months ended September 30, 2009

Long-lived assets held and used	$—	$(11)
Long-lived assets held for disposal/abandonment	—	(36)

Total	$—	$(47)

As part of the Company’s productivity initiatives, the Company decided to indefinitely idle certain production lines. Long-lived assets with a carrying value of $47 were written down to fair value of $3, resulting in an impairment charge of $44 for the nine months ended September 30, 2009. These long-lived assets were valued based on appraisals from third parties or using discounted cash flow analysis based on assumptions that market participants would use. Key inputs in the model included projected revenues and manufacturing costs associated with these long-lived assets.

Derivative Financial Instruments

The Company is exposed to certain risks related to its ongoing business operations. The primary risks managed by using derivative instruments are foreign currency exchange risk, interest rate risk and commodity price risk. The Company does not hold or issue derivative financial instruments for trading purposes.

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

In May 2006 and January 2007, the Company entered into interest rate swap agreements. These swaps are designed to offset the cash flow variability that results from interest rate fluctuations on the Company’s variable rate debt. The Company accounts for the swaps as qualifying cash flow hedges.

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

The following tables summarize the Company’s derivative financial instruments:

		September 30, 2009		December 31, 2008
Liability Derivatives	Balance Sheet Location	Notional Amount	Fair Value Liability	Notional Amount	Fair Value Liability
Derivatives designated as hedging instruments
Interest Rate Swaps
Interest swap – 2006	Other current liabilities	$—	$—	$500	$(9)
Interest swap – 2007	Other current liabilities	700	(34)	350	(27)

Total derivatives designated as hedging instruments			$(34)		$(36)

Derivatives not designated as hedging instruments
Foreign Exchange and Interest Rate Swaps
Cross-Currency and Interest Rate Swap	Other current liabilities	$25	$(6)	$25	$(4)
Interest Rate Swap
Interest swap – Australia Multi-Currency Term	Other current liabilities	23	(1)	24	(1)
Commodity Contracts
Electricity contracts	Other current liabilities	4	(1)	—	—
Natural gas contracts	Other current liabilities	1	—	—	—
Natural gas futures	Other current liabilities	2	(1)	11	(3)

Total derivatives not designated as hedging instruments			$(9)		$(8)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in OCI on Derivative for the three months ended:		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income for the three months ended:
	September 30, 2009	September 30, 2008		September 30, 2009	September 30, 2008
Interest Rate Swaps
Interest swap – 2006	$—	$2	Interest expense, net	$—	$(4)
Interest swap – 2007	(4)	(4)	Interest expense, net	(7)	(2)

Total	$(4)	$(2)		$(7)	$(6)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in OCI on Derivative for the nine months ended:		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income for the nine months ended:
	September 30, 2009	September 30, 2008		September 30, 2009	September 30, 2008
Interest Rate Swaps
Interest swap – 2006	$—	$—	Interest expense, net	$(8)	$(9)
Interest swap – 2007	(13)	(4)	Interest expense, net	(14)	(4)

Total	$(13)	$(4)		$(22)	$(13)

Derivatives Not Designated as Derivative Instruments	Amount of Gain (Loss) Recognized in Income on Derivative for the three months ended:		Location of Gain (Loss) Recognized in Income on Derivative
	September 30, 2009	September 30, 2008
Foreign Exchange and Interest Rate Swaps
Cross-Currency and Interest Rate Swap	$(1)	$15	Other non-operating expense, net
Interest Rate Swap
Interest swap – Australia Multi-Currency Term	—	(1)	Other non-operating expense, net
Commodity Contracts
Electricity contracts	—	—	Cost of sales
Natural gas contracts	1	—	Cost of sales
Natural gas futures	—	—	Cost of sales

Total	$—	$14

Derivatives Not Designated as Derivative Instruments	Amount of Gain (Loss) Recognized in Income on Derivative for the nine months ended:		Location of Gain (Loss) Recognized in Income on Derivative
	September 30, 2009	September 30, 2008
Foreign Exchange and Interest Rate Swaps
Cross-Currency and Interest Rate Swap	$(2)	$(4)	Other non-operating expense, net
Interest Rate Swap
Interest swap – Australia Multi-Currency Term	—	(1)	Other non-operating expense, net
Commodity Contracts
Electricity contracts	(1)	—	Cost of sales
Natural gas contracts	—	—	Cost of sales
Natural gas futures	(2)	1	Cost of sales

Total	$(5)	$(4)

Non-derivative Financial Instruments

The following table includes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt	$3,507	$2,888	$3,859	$1,346

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

8. Debt Obligations

Debt outstanding at September 30, 2009 and December 31, 2008 is as follows:

	September 30, 2009		December 31, 2008
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
Non-affiliated debt:
Senior Secured Credit Facilities:
Revolving facility due 2011	$—	$—	$180	$—
Floating rate term loans due 2013	2,219	23	2,231	23
Senior Secured Notes:
Floating rate second-priority senior secured notes due 2014	120	—	200	—
9.75% Second-priority senior secured notes due 2014	533	—	625	—
Debentures:
9.2% debentures due 2021	73	—	115	—
7.875% debentures due 2023	189	—	247	—
8.375% sinking fund debentures due 2016	62	—	78	—
Other Non-affiliated Borrowings:
Australia Multi-Currency Term / Working Capital Facility due 2011	45	6	43	7
Industrial Revenue Bonds due 2009	—	34	—	34
Capital leases	14	1	14	1
Other	37	47	13	48

Total non-affiliated debt	3,292	111	3,746	113
Affiliated debt:
Affiliated borrowings due on demand	—	4	—	—
Affiliated term loan due 2011	100	—	—	—

Total affiliated debt	100	4	—	—

Total debt	$3,392	$115	$3,746	$113

Senior Secured Credit Facilities

The terms of the amended Senior Secured Credit Facilities include a seven-year $2,300 term loan facility, seven-year $50 synthetic letter of credit facility (“LOC”) and access to a five-year $225 revolving credit facility. Each is subject to an earlier maturity date, on any date that more than $200 in the aggregate principal amount of certain of the Company’s debt will mature within 91 days of that date. Repayment of 1% total per year of the term loan and LOCs must be made (in the case of the term loan facility, quarterly, and in the case of the LOC, annually) with the balance payable at the final maturity date. Further, the Company may be required to make additional repayments on the term loan, upon specific events, or if excess cash flow is generated. The terms of the Senior Secured Credit Facilities also include $200 in available incremental term loan borrowings.

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

The amended Senior Secured Credit Facilities have commitment fees (other than with respect to the LOC) equal to 0.50% per year of the unused line plus a fronting fee of 0.25% of the aggregate face amount of outstanding letters of credit. The LOC has a commitment fee of 0.10% per year. Available borrowings under the amended Senior Secured Credit Facilities were $218 at September 30, 2009.

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

Debt Buybacks

During the three months ended September 30, 2009, the Company purchased and extinguished $71 in face value of its outstanding debentures for $31. The $71 in face value of purchased debentures consisted of $11 in face value of the Company’s 8.375% unsecured debentures due 2016, $27 in face value of the Company’s 9.200% unsecured debentures due 2021 and $33 in face value of the Company’s 7.875% unsecured debentures due 2023. In connection with these purchases, the Company recognized a net gain on extinguishment of debt of $41 for the three months ended September 30, 2009.

During the nine months ended September 30,2009, the Company purchased and extinguished $288 in face value of outstanding debt for $63. The $288 face value of repurchased debt securities consisted of $92 of the Company’s 9.75% second-priority senior secured notes due 2014, $80 of the Company’s floating rate second-priority senior secured notes due 2014, $16 of the Company’s 8.375% unsecured debentures due 2016, $42 in face value of the Company’s 9.200% unsecured debentures due 2021 and $58 in face value of our 7.875% unsecured debentures due 2023. In connection with these purchases, the Company recognized a net gain on extinguishment of debt of $223 for the nine months ended September 30, 2009.

Affiliated Debt

In the first quarter of 2009, the Company borrowed $100 in term loans from affiliates of Apollo which will mature on December 31, 2011 with interest at adjusted LIBOR plus 2.25%. In the first quarter of 2009, the Company borrowed $4 from an affiliate of Apollo which is due upon demand. The weighted average interest rate of affiliated borrowings at September 30, 2009 was 2.70%. Proceeds from the loans will be used for general corporate purposes.

9. Commitments and Contingencies

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

The following table summarizes all probable environmental remediation, indemnification and restoration liabilities, including related legal expenses, at September 30, 2009 and December 31, 2008:

	Number of Sites		Liability		Range of Reasonably Possible Costs
Site Description	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008	Low	High
Geismar, LA	1	1	$17	$17	$10	$25
Superfund and offsite landfills – allocated share:
Less than 1%	26	25	1	1	1	2
Equal to or greater than 1%	12	13	7	8	5	13
Currently-owned	21	19	11	9	6	19
Formerly-owned:
Remediation	9	9	2	2	2	12
Monitoring only	7	7	1	1	1	2

	76	74	$39	$38	$25	$73

These amounts include estimates for unasserted claims that the Company believes are probable of loss and reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of a range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. At

September 30, 2009 and December 31, 2008, $7 and $8, respectively, has been included in Other current liabilities in the unaudited Condensed Consolidated Balance Sheets with the remaining amount included in Other long-term liabilities.

Following is a discussion of the Company’s environmental liabilities and the related assumptions at September 30, 2009:

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

Non-Environmental Legal Matters

The Company is involved in various legal proceedings in the ordinary course of business and has reserves of $26 and $27 at September 30, 2009 and December 31, 2008, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable. At September 30, 2009 and December 31, 2008, $23 has been included in Other current liabilities in the unaudited Condensed Consolidated Balance Sheets with the remaining amount included in Other long-term liabilities.

Following is a discussion of significant non-environmental legal proceedings:

Matters Related to the Terminated Merger Agreement with Huntsman Corporation—

On July 17, 2008, an individual Huntsman shareholder filed suit against the Company, Craig O. Morrison, President and Chief Executive Officer, and Joshua J. Harris, Director, in the United States District Court in the Southern District of New York related to matters arising out of the Huntsman Agreement (the “New York Shareholder Action”). The plaintiff in the New York Shareholder Action seeks to represent a class of purchasers of Huntsman common stock between May 14, 2008 and June 18, 2008 (the “Class Period”). The complaint alleges that the defendants disseminated false and misleading statements and failed to disclose material facts regarding the merger during the Class Period in violation of U.S. securities laws. In October 2009, the parties reached a settlement agreement which includes payment by the Company of $18. The settlement agreement is awaiting court approval. At September 30, 2009, the Company has accrued a liability of $18, which is included in Terminated merger and settlement (income) expense, net in the unaudited Condensed Consolidated Statements of Operations.

On September 30, 2009, Hexion received a letter from counsel for affiliates of Credit Suisse and Deutsche Bank (“the Banks”) which demanded payment of the Banks’ legal fees claimed to be in excess of $60 incurred in various litigations associated with the terminated merger of Hexion and Huntsman. Hexion has rejected the Banks’ demand citing not only the Banks’ material breach of their commitment to fund the merger, but among other things, the Banks’ failure to obtain Hexion’s approval of its settlement with Huntsman, the failure to provide a release for any and all liabilities in favor of Hexion, and the unreasonable amount of the fees sought. At this time, there is inadequate information from which to estimate a potential range of liability, if any.

Brazil Tax Claim—In 1992, the State of Sao Paulo Administrative Tax Bureau issued an assessment against the Company’s Brazilian subsidiary claiming that excise taxes were owed on certain intercompany loans made for centralized cash management purposes. These loans were characterized by the Tax Bureau as intercompany sales. Since that time, management and the Tax Bureau have held discussions and the subsidiary filed an administrative appeal seeking cancellation of the assessment. The Administrative Court upheld the assessment in December 2001. In 2002, the subsidiary filed a second appeal with the highest-level Administrative Court, again seeking cancellation of the assessment. In February 2007, the highest-level Administrative Court upheld the assessment. The Company requested a review of this decision. On April 23, 2008, the Brazilian Administrative Tax Tribunal issued its final decision upholding the assessment against the subsidiary. The Company filed an Annulment action in the Brazilian Judicial Courts in May 2008 along with a request for an injunction to suspend the tax collection. The injunction was denied but the Annulment action is being pursued. The Company has pledged certain properties and assets in Brazil during the pendency of the Annulment action in lieu of paying the assessment. The Company continues to believe it has a strong defense against the assessment and does not believe a loss contingency is probable. At September 30, 2009, the amount of the assessment, including tax, penalties, monetary correction and interest, is 64 Brazilian reais, or approximately $36.

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

Hillsborough County—The Company is named in a lawsuit filed on July 12, 2004 in Hillsborough County, Florida Circuit Court, for an animal feed supplement processing site formerly operated by the Company and sold in 1980. The lawsuit is filed on behalf of multiple residents of Hillsborough County living near the site and it alleges various injuries from exposure to toxic chemicals. The Company does not have adequate information from which to estimate a potential range of liability, if any. The court dismissed a similar lawsuit brought on behalf of a class of plaintiffs in November 2005.

Environmental Institution of Paraná IAP—On August 25, 2009, Governo Do Paraná and the Environmental Institution of Paraná IAP, an environmental agency of the Brazilian government, provided Hexion Quimica Industria, our Brazilian subsidiary, with notice of a potential fine of up to $11 million in connection with alleged environmental damages to the Port of Paranagua caused in November 2004 by an oil spill by a shipping vessel carrying methanol purchased by Hexion. The investigation as to the cause of the accident has not been finalized. In early October 2009, Hexion was granted an injunction precluding the imposition of any fines or penalties by the Paraná IAP. Should the injunction be appealed, the Company believes it has a strong defense and does not believe a loss contingency is probable.

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

10. Pension and Postretirement Expense

Following are the components of net pension and postretirement expense (benefit) recognized by the Company for the three and six months ended September 30, 2009 and 2008:

	Pension Benefits				Non-Pension Postretirement Benefits
	Three months ended September 30,				Three months ended September 30,
	2009		2008		2009		2008
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1	$2	$1	$2	$—	$—	$—	$—
Interest cost on projected benefit obligation	4	4	4	4	1	—	—	—
Expected return on assets	(4)	(2)	(4)	(2)	—	—	—	—
Amortization of prior service cost	—	—	—	—	(3)	—	(3)	—
Recognized actuarial loss (gain)	2	(1)	2	—	—	—	—	—

Net expense (benefit)	$3	$3	$3	$4	$(2)	$—	$(3)	$—

	Pension Benefits				Non-Pension Postretirement Benefits
	Nine months ended September 30,				Nine months ended September 30,
	2009		2008		2009		2008
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$4	$6	$5	$6	$—	$—	$—	$—
Interest cost on projected benefit obligation	12	12	12	12	1	—	1	—
Expected return on assets	(11)	(7)	(13)	(7)	—	—	—	—
Amortization of prior service cost (benefit)	—	1	—	1	(8)	—	(9)	—
Recognized actuarial loss (gain)	7	(1)	6	(1)	—	—	—	(1)
Curtailment loss	—	1	—	—	—	—	—	—

Net expense (benefit)	$12	$12	$10	$11	$(7)	$—	$(8)	$(1)

During the nine months ended September 30, 2009, in connection with the Company’s productivity program described in Note 4, the Company has recognized a curtailment loss of $1 for non-U.S. plans.

11. Segment Information

The Company’s business segments are based on the products that the Company offers and the markets that it serves. At September 30, 2009, the Company had four reportable segments: Epoxy and Phenolic Resins, Formaldehyde and Forest Products Resins, Coatings and Inks and Performance Products. A summary of the major products of the Company’s reportable segments follows:

•	Epoxy and Phenolic Resins: epoxy resins and intermediates, composite resins, molding compounds, versatic acids and derivatives, phenolic specialty resins and epoxy coating resins

•	Formaldehyde and Forest Products Resins: forest products resins and formaldehyde applications

•	Coatings and Inks: polyester resins, acrylic resins and ink resins and additives

•	Performance Products: phenolic encapsulated substrates for oilfield and foundry applications

The Company’s organizational structure continues to evolve. It is also continuing to refine its operating structure to more closely link similar products, minimize divisional boundaries and improve the Company’s ability to serve multi-dimensional common customers. These refinements may result in future changes to the Company’s reportable segments.

Reportable Segments

Following are net sales and Segment EBITDA (earnings before interest, income taxes, depreciation and amortization) by reportable segment. Segment EBITDA is defined as EBITDA adjusted to exclude certain non-cash and certain non-recurring expenses. Segment EBITDA is the primary performance measure used by the Company’s senior management, the chief operating decision-maker and the board of directors to evaluate operating results and allocate capital resources among segments. Segment EBITDA is also the profitability measure used to set management and executive incentive compensation goals. Corporate and Other is primarily corporate general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions, foreign exchange gains and losses and legacy company costs not allocated to continuing segments.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net Sales to Unaffiliated Customers(1)(2):
Epoxy and Phenolic Resins	$463	$650	$1,245	$1,986
Formaldehyde and Forest Product Resins	312	544	845	1,628
Coatings and Inks	244	319	669	1,009
Performance Products	61	98	182	292

	$1,080	$1,611	$2,941	$4,915

Segment EBITDA(2):
Epoxy and Phenolic Resins	$68	$62	$139	$194
Formaldehyde and Forest Product Resins	30	48	72	153
Coatings and Inks	27	9	50	39
Performance Products	16	23	56	67
Corporate and Other	(13)	(12)	(38)	(38)

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.
(2)	Certain of the Company’s product lines have been realigned, resulting in reclassifications between segments. Prior period balances have been reclassified to conform to current presentations.

Reconciliation of Segment EBITDA to Net Income (Loss):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Segment EBITDA:
Epoxy and Phenolic Resins	$68	$62	$139	$194
Formaldehyde and Forest Product Resins	30	48	72	153
Coatings and Inks	27	9	50	39
Performance Products	16	23	56	67
Corporate and Other	(13)	(12)	(38)	(38)

Reconciliation:
Items not included in Segment EBITDA
Terminated merger and settlement income (expense), net	12	(51)	39	(227)
Integration and transaction costs	—	(5)	—	(20)
Non-cash charges	2	(6)	3	(15)
Unusual items:
(Losses) gains on divestiture of assets	(1)	1	(2)	11
Business realignments	(15)	(9)	(53)	(22)
Asset impairments	—	—	(47)	—
Derivative settlement	—	(13)	—	(13)
Other	(11)	(2)	(33)	(9)

Total unusual items	(27)	(23)	(135)	(33)

Total adjustments	(13)	(85)	(93)	(295)
Interest expense, net	(52)	(75)	(172)	(227)
Gain on extinguishment of debt	41	—	223	—
Income tax (expense) benefit	(7)	5	(7)	(5)
Depreciation and amortization	(44)	(51)	(132)	(157)

Net income (loss) attributable to Hexion Specialty Chemicals, Inc.	53	(76)	98	(269)
Net income attributable to noncontrolling interest	—	1	1	4

Net income (loss)	$53	$(75)	$99	$(265)

Items not included in Segment EBITDA

For the three and nine months ended September 30, 2009, Terminated merger and settlement income, net primarily includes reductions on certain of the Company’s merger related service provider liabilities, offset by legal and consulting costs and legal contingency accruals related to the New York Shareholder Action. For the nine months ended September 30, 2009, Terminated merger and settlement income, net also includes the pushdown of Apollo’s recovery of $15 in insurance proceeds related to the $200 settlement payment made by Apollo that was treated as a pushdown of shareholder expense in 2008. For the three and nine months ended September 30, 2008, Terminated merger and settlement expense, net primarily represents accounting, consulting, tax and legal costs. For the nine months ended September 30, 2008, Terminated merger and settlement expense, net also includes the write-off of previously deferred acquisition costs.

For the three and nine months ended September 30, 2008, Integration and transaction costs primarily represent redundancy and incremental administrative costs for integration programs as a result of the Hexion formation and recent acquisitions; as well as costs to implement a single, company-wide, management information and accounting system and a new consolidations and financial reporting system.

For the three and nine months ended September 30, 2009 and 2008, Non-cash items represent stock-based compensation expense, accelerated depreciation on closing facilities and unrealized derivative and foreign exchange gains and losses.

Not included in Segment EBITDA are certain non-cash and certain non-recurring income or expenses that are deemed by management to be unusual in nature. For the three and nine months ended September 30, 2009, these items consisted of business realignment costs primarily related to expenses from the Company’s productivity program and realized foreign exchange gains and losses. For the nine months ended these items also consist of impairments of property and equipment. For the three and nine months ended September 30, 2008, these items consisted of business realignment costs, a derivative settlement, income related to the European solvent coating resins business (the “announced Alkyds Divestiture”), realized foreign exchange gains and losses and management fees. For the nine months ended September 30, 2008, these items also consisted of a gain on the sale of a portion of the Company’s ownership in HA-International, LLC (“HAI”) and a gain on the sale of certain assets of a non-core product line.

12. Guarantor/Non-Guarantor Subsidiary Financial Information

The Company and certain of its U.S. subsidiaries guarantee debt issued by its wholly owned subsidiaries Hexion Nova Scotia, ULC and Hexion U.S. Finance Corporation (together, the “Subsidiary Issuers”), which includes the 9.75% second-priority senior secured notes due 2014 and the floating rate second-priority senior secured notes due 2014. During the nine months ended September 30, 2009, the Company repurchased and extinguished a portion of these debt securities (see Note 8).

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

HEXION SPECIALTY CHEMICALS, INC.

THREE MONTHS ENDED SEPTEMBER 30, 2009

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$443	$—	$—	$723	$(86)	$1,080
Cost of sales	387	—	—	617	(86)	918

Gross profit	56	—	—	106	—	162
Selling, general and administrative expense	15	—	—	71	—	86
Terminated merger and settlement income, net	(12)	—	—	—	—	(12)
Other operating expense, net	11	—	1	6	—	18

Operating income (loss)	42	—	(1)	29	—	70
Interest expense, net	31	14	—	7	—	52
Gain on extinguishment of debt	(41)	—	—	—	—	(41)
Intercompany interest expense (income)	14	(20)	(1)	7	—	—
Other non-operating (income) expense, net	(1)	2	—	(2)	—	(1)

Income before income tax, earnings from unconsolidated entities	39	4	—	17	—	60
Income tax expense	1	—	—	6	—	7

Income before earnings from unconsolidated entities	38	4	—	11	—	53
Earnings from unconsolidated entities, net of taxes	15	—	1	—	(16)	—

Net income	$53	$4	$1	$11	$(16)	$53

HEXION SPECIALTY CHEMICALS, INC.

THREE MONTHS ENDED SEPTEMBER 30, 2008

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$712	$—	$—	$1,026	$(127)	$1,611
Cost of sales	651	—	—	922	(127)	1,446

Gross profit	61	—	—	104	—	165
Selling, general and administrative expense	44	—	—	56	—	100
Pending merger costs	48	—	—	3	—	51
Integration and transaction costs	2	—	—	3	—	5
Other operating expense, net	1	—	1	—	—	2

Operating (loss) income	(34)	—	(1)	42	—	7
Interest expense, net	39	19	—	17	—	75
Gain on extinguishment of debt	—	—	—	—	—	—
Intercompany interest expense (income)	22	(23)	—	1	—	—
Other non-operating expense, net	1	3	—	8	—	12

(Loss) income before income tax and earnings from unconsolidated entities	(96)	1	(1)	16	—	(80)
Income tax (benefit) expense	(7)	—	—	2	—	(5)

(Loss) income before earnings from unconsolidated entities	(89)	1	(1)	14	—	(75)
Earnings from unconsolidated entities, net of taxes	14	—	1	1	(16)	—

Net (loss) income	(75)	1	—	15	(16)	(75)
Net income attributable to noncontrolling interest	(1)	—	—	—	—	(1)

Net (loss) income attributable to Hexion Specialty Chemicals, Inc.	$(76)	$1	$—	$15	$(16)	$(76)

HEXION SPECIALTY CHEMICALS, INC.

NINE MONTHS ENDED SEPTEMBER 30, 2009

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,243	$—	$—	$1,937	$(239)	$2,941
Cost of sales	1,103	—	—	1,701	(239)	2,565

Gross profit	140	—	—	236	—	376
Selling, general and administrative expense	76	—	—	178	—	254
Terminated merger and settlement (income) expense, net	(40)	—	—	1	—	(39)
Asset impairments	39	—	—	8	—	47
Other operating expense, net	29	—	—	27	—	56

Operating income	36	—	—	22	—	58
Interest expense, net	101	47	—	24	—	172
Gain on extinguishment of debt	(76)	(147)	—	—	—	(223)
Intercompany interest expense (income)	53	(60)	(1)	8	—	—
Other non-operating (income) expense, net	(2)	3	1	2	—	4

(Loss) income before income tax and earnings from unconsolidated entities	(40)	157	—	(12)	—	105
Income tax (benefit) expense	(11)	—	—	18	—	7

(Loss) income before earnings from unconsolidated entities	(29)	157	—	(30)	—	98
Earnings from unconsolidated entities, net of taxes	128	—	1	1	(129)	1

Net income (loss)	99	157	1	(29)	(129)	99
Net income attributable to noncontrolling interest	(1)	—	—	—	—	(1)

Net income (loss) attributable to Hexion Specialty Chemicals, Inc.	$98	$157	$1	$(29)	$(129)	$98

HEXION SPECIALTY CHEMICALS, INC.

NINE MONTHS ENDED SEPTEMBER 30, 2008

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,120	$—	$—	$3,186	$(391)	$4,915
Cost of sales	1,916	—	—	2,841	(391)	4,366

Gross profit	204	—	—	345	—	549
Selling, general and administrative expense	116	—	—	187	—	303
Pending merger costs	77	—	—	150	—	227
Integration and transaction costs	12	—	—	8	—	20
Other operating expense (income), net	2	—	(2)	16	—	16

Operating (loss) income	(3)	—	2	(16)	—	(17)
Interest expense, net	120	58	—	49	—	227
Intercompany interest expense (income)	64	(70)	(1)	7	—	—
Other non-operating (income) expense, net	(6)	10	—	14	—	18

(Loss) income before income tax, earnings and unconsolidated entities	(181)	2	3	(86)	—	(262)
Income tax (benefit) expense	(9)	1	—	13	—	5

(Loss) income before earnings from unconsolidated entities	(172)	1	3	(99)	—	(267)
Earnings from unconsolidated entities, net of taxes	(93)	—	4	2	89	2

Net (loss) income	(265)	1	7	(97)	89	(265)
Net income attributable to noncontrolling interest	(4)	—	—	—	—	(4)

Net (loss) income attributable to Hexion Specialty Chemicals, Inc.	$(269)	$1	$7	$(97)	$89	$(269)

HEXION SPECIALTY CHEMICALS, INC.

SEPTEMBER 30, 2009

CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents (including restricted cash of $0 and $9, respectively)	$38	$—	$—	$110	$—	$148
Short-term investments	—	—	—	3	—	3
Accounts receivable, net	58	—	—	434	—	492
Inventories:
Finished and in-process goods	113	—	—	144	—	257
Raw materials and supplies	38	—	—	74	—	112
Other current assets	25	—	—	69	—	94

Total current assets	272	—	—	834	—	1,106

Other assets
Investment in subsidiaries	831	—	23	—	(854)	—
Other assets, net	28	11	—	74	—	113

	859	11	23	74	(854)	113

Property and equipment, net	554	—	—	905	—	1,459
Goodwill	95	—	—	82	—	177
Other intangible assets, net	70	—	—	95	—	165

Total assets	$1,850	$11	$23	$1,990	$(854)	$3,020

Liabilities and (Deficit) Equity
Current liabilities
Accounts and drafts payable	$175	$—	$—	$313	$—	$488
Intercompany accounts (receivable) payable	(21)	(9)	(5)	35	—	—
Debt payable within one year	61	—	—	50	—	111
Affiliated debt payable (receivable)	364	—	(5)	(359)	—	—
Intercompany loans payable	4	—	—	—	—	4
Interest payable	25	20	—	1	—	46
Income taxes payable	9	—	—	42	—	51
Other current liabilities	137	—	—	124	—	261

Total current liabilities	754	11	(10)	206	—	961

Long-term debt	1,973	653	—	666	—	3,292
Affiliated long-term debt	80	—	—	20	—	100
Intercompany loans payable (receivable)	622	(859)	(10)	247	—	—
Long-term pension and post employment benefit obligations	132	—	—	129	—	261
Deferred income taxes	25	—	—	88	—	113
Other long-term liabilities	103	—	—	25	—	128
Advance from affiliates	225	—	—	—	—	225

Total liabilities	3,914	(195)	(20)	1,381	—	5,080

Total Hexion Specialty Chemicals, Inc. shareholder’s (deficit) equity	(2,075)	206	43	605	(854)	(2,075)
Noncontrolling interest	11	—	—	4	—	15

Total (deficit) equity	(2,064)	206	43	609	(854)	(2,060)

Total liabilities and (deficit) equity	$1,850	$11	$23	$1,990	$(854)	$3,020

HEXION SPECIALTY CHEMICALS, INC.

DECEMBER 31, 2008

CONDENSED CONSOLIDATING BALANCE SHEET

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents (including restricted cash of $0 and $6, respectively)	$23	$—	$—	$104	$—	$127
Short-term investments	—	—	—	7	—	7
Accounts receivable, net	180	—	—	402	—	582
Inventories:
Finished and in-process goods	147	—	—	181	—	328
Raw materials and supplies	51	—	—	90	—	141
Other current assets	31	—	—	53	—	84

Total current assets	432	—	—	837	—	1,269

Other assets
Investment in subsidiaries	610	—	24	—	(634)	—
Other assets	35	13	—	60	—	108

	645	13	24	60	(634)	108
Property and equipment, net	624	—	—	837	—	1,461
Goodwill	94	—	—	76	—	170
Other intangible assets, net	74	—	—	98	—	172

Total assets	$1,869	$13	$24	$1,908	$(634)	$3,180

Liabilities and (Deficit) Equity
Current liabilities
Accounts and drafts payable	$146	$—	$—	$226	$—	$372
Intercompany accounts (receivable) payable	(170)	(5)	(5)	180	—	—
Debt payable within one year	58	—	—	55	—	113
Intercompany loans payable (receivable)	599	—	(3)	(596)	—	—
Interest payable	40	10	—	1	—	51
Income taxes payable	14	—	—	20	—	34
Other current liabilities	222	—	—	87	—	309

Total current liabilities	909	5	(8)	(27)	—	879
Long-term debt	2,112	825	—	809	—	3,746
Intercompany loans payable (receivable)	529	(805)	(11)	287	—	—
Long-term pension and post employment benefit obligations	136	—	—	123	—	259
Deferred income taxes	37	—	—	85	—	122
Other long-term liabilities	103	—	—	25	—	128
Advance from affiliates	225	—	—	—	—	225

Total liabilities	4,051	25	(19)	1,302	—	5,359

Total Hexion Specialty Chemicals, Inc. shareholder’s (deficit) equity	(2,218)	(12)	43	603	(634)	(2,218)
Noncontrolling interest	36	—	—	3	—	39

Total (deficit) equity	(2,182)	(12)	43	606	(634)	(2,179)

Total liabilities and (deficit) equity	$1,869	$13	$24	$1,908	$(634)	$3,180

HEXION SPECIALTY CHEMICALS, INC.

NINE MONTHS ENDED SEPTEMBER 30, 2009

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Hexion Specialty Chemicals, Inc.		Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(166	)(a)	$4	$—	$473	(a)	$—	$311

Cash flows (used in) provided by investing activities
Capital expenditures	(27)		—	—	(65)		—	(92)
Capitalized interest	—		—	—	(3)		—	(3)
Proceeds from matured debt securities	—		—	—	4		—	4
Change in restricted cash	—		—	—	1		—	1
Proceeds from the return of capital from subsidiary	254	(a)	—	—	—		(254)	—
Dividend from subsidiary	3		—	2	—		(5)	—
Proceeds from the sale of assets	4		—	—	—		—	4

	234		—	2	(63)		(259)	(86)

Cash flows (used in) provided by financing activities
Net short-term debt borrowings (repayments)	2		—	—	(11)		—	(9)
Borrowings of long-term debt	538		—	—	395		—	933
Repayments of long-term debt	(600)		(24)	—	(564)		—	(1,188)
Borrowings of affiliated debt	84		—	—	20		—	104
Purchase of note receivable due from parent	—		—	—	(24)		—	(24)
Deconsolidation of noncontrolling interest in variable interest entity	(24)		—	—	—		—	(24)
Return of capital to parent	—		—	—	(254	)(a)	254	—
Net intercompany loan (repayments) borrowings	(44)		20	—	24		—	—
Payment of dividends to non-controlling interest	—		—	—	(2)		—	(2)
Payments of dividends on common stock	(9)		—	(2)	(3)		5	(9)

	(53)		(4)	(2)	(419)		259	(219)

Effect of exchange rates on cash and cash equivalents	—		—	—	12		—	12

Increase in cash and cash equivalents	15		—	—	3		—	18
Cash and cash equivalents (unrestricted) at beginning of period	23		—	—	98		—	121

Cash and cash equivalents (unrestricted) at end of period	$38		$—	$—	$101		$—	$139

(a)	In March, June and September 2009, Hexion Specialty Chemicals, Inc. contributed receivables of $70, $85 and $110, respectively to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the nine months ended September 30, 2009, the non-guarantor subsidiary sold $265 of the contributed receivables to affiliates of Apollo for net cash of $254 (see Note 6). The cash proceeds were returned to Hexion Specialty Chemicals, Inc. by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined non-guarantor subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and Hexion Specialty Chemicals, Inc., respectively.

HEXION SPECIALTY CHEMICALS, INC.

NINE MONTHS ENDED SEPTEMBER 30, 2008

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(171)	$12	$5	$106	$—	$(48)

Cash flows (used in) provided by investing activities
Capital expenditures	(42)	—	—	(47)	—	(89)
Dividend from subsidiary	12	—	—	—	(12)	—
Change in restricted cash	—	—	—	(8)	—	(8)
Proceeds from the sale of assets	—	—	5	8	—	13

	(30)	—	5	(47)	(12)	(84)

Cash flows provided by (used in) financing activities
Net short-term debt borrowings	—	—	—	3	—	3
Borrowings of long-term debt	384	—	—	672	—	1,056
Repayments of long-term debt	(351)	—	—	(520)	—	(871)
Settlement of derivative relating to debt	—	—	—	(13)	—	(13)
Net borrowings (repayments) of affiliated debt	154	(12)	(3)	(139)	—	—
Dividends paid	(1)	—	(7)	(5)	12	(1)

	186	(12)	(10)	(2)	12	174

Effect of exchange rates on cash and cash equivalents	—	—	—	(7)	—	(7)

(Decrease) increase in cash and cash equivalents	(15)	—	—	50	—	35
Cash and cash equivalents (unrestricted) at beginning of period	107	—	—	92	—	199

Cash and cash equivalents (unrestricted) at end of period	$92	$—	$—	$142	$—	$234

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in millions)

The following commentary should be read in conjunction with the audited financial statements and the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K.

Within the following discussion, unless otherwise stated, “the quarter ended September 30, 2009” and “the third quarter of 2009” refer to the three months ended September 30, 2009, and “the quarter ended September 30, 2008” and “the third quarter of 2008” refer to the three months ended September 30, 2008.

Forward-Looking and Cautionary Statements

Certain statements in this Quarterly Report on Form 10-Q including, without limitation, statements made under the caption “Overview and Outlook,” are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, the management of Hexion Specialty Chemicals, Inc. (which may be referred to as “Hexion,” “we,” “us,” “our” or the “Company”) may from time to time make oral forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “will” or “intend” or similar expressions. Forward-looking statements reflect our current views about future events and are based on currently available financial, economic and competitive data and on our current business plans. Actual results could vary materially depending on risks and uncertainties that may affect our markets, services, prices and other factors as discussed in Item 1A-Risk Factors of our 2008 Annual Report on Form 10-K, Part II of this Quarterly Report on Form 10-Q, and our other filings with the Securities and Exchange Commission (SEC). Important factors that could cause actual results to differ materially from those contained in forward-looking statements include, but are not limited to: economic factors such as the current credit crises and economic recession (and their related impact on our liquidity and the industry sectors we serve) and an interruption in the supply of or increased pricing of raw materials due to natural disasters; competitive factors such as pricing actions by our competitors that could affect our operating margins; and regulatory factors such as changes in governmental regulations involving our products that lead to environmental and legal matters as discussed herein or in our 2008 Annual Report on Form 10-K, and our other filings with the SEC.

Overview and Outlook

We are one of the world’s largest producers of thermosetting resins, or thermosets. Thermosets are a critical ingredient for virtually all paints, coatings, glues and other adhesives produced for consumer or industrial uses. We provide a broad array of thermosets and associated technologies and have leading market positions in all of the key markets that we serve.

Our products are used in thousands of applications and are sold into diverse markets, such as forest products, architectural and industrial paints, packaging, consumer products and automotive coatings, as well as higher growth markets, such as composites, UV cured coatings and electrical laminates. Major industry sectors that we serve include industrial/marine, construction, consumer/durable goods, automotive, wind energy, aviation, electronics, architectural, civil engineering, repair/remodeling, graphic arts and oil and gas field support. Key drivers for our business include general economic and industrial conditions, including housing starts, auto build rates and active gas drilling rigs. As is true for many industries, our financial results are impacted by the effect on our customers of economic upturns or downturns, as well as by the impact on our own costs to produce, sell and deliver our products. Our customers use most of our products in their production processes. As a result, factors that impact their industries have significantly affected our results.

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

We believe that we have opportunities for growth through the following strategies:

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

•

Pursue Further Development of “Green Products.” We will continue to develop products such as our EcoBind™ Resin Technology, Albecor-Bio™ Powder Coating Resins and Epi-Rez™ Epoxy Waterborne Resins that are environmentally advanced and support our customers’ overall sustainability initiatives as they continue to increasingly require thermoset resins that meet changing environmental standards.

Our business segments are based on the products that we offer and the markets that we serve. At September 30, 2009, we had four reportable segments: Epoxy and Phenolic Resins, Formaldehyde and Forest Products Resins, Coatings and Inks and Performance Products. The major products of our reportable segments are as follows:

•	Epoxy and Phenolic Resins: epoxy resins and intermediates, composite resins, molding compounds, versatic acids and derivatives, phenolic specialty resins and epoxy coating resins

•	Formaldehyde and Forest Products Resins: forest products resins and formaldehyde applications

•	Coatings and Inks: polyester resins, alkyd resins, acrylic resins and ink resins and additives

•	Performance Products: phenolic encapsulated substrates for oil field and foundry applications

The Company’s organizational structure continues to evolve. We are also continuing to refine our operating structure to more closely link similar products, minimize divisional boundaries and improve our ability to serve multi-dimensional common customers. These refinements may result in future changes to our reportable segments.

2009 Overview

•

Net sales decreased 33% and 40% for the three and nine months ended September 30, 2009, respectively, compared to the comparable periods in 2008, due primarily to lower volumes as a result of the global economic recession, especially in the automotive, housing, construction and durable goods markets, as well raw material-driven price decreases to our customers.

•

Gross profit percentage increased by 5% and 2% for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. Gross profit percentage increased as a result of lower raw material and processing costs and the positive impact of productivity projects.

•

At September 30, 2009 we have $175 of in-process productivity savings initiatives. We realized $43 and $97 in incremental productivity savings during the three and nine months ended September 30, 2009, respectively. We also identified additional future productivity savings of $37 and $153 during the three and nine months ended September 30, 2009, respectively.

•	We generated cash flows from operations of $311 during the nine months ended September 30, 2009 due primarily to reductions in working capital.

•

We are responding to dramatic changes in market conditions and reducing excess capacity as part of our ongoing synergy and productivity initiatives. We continually look for opportunities to reduce our cost structure, including the realignment and exiting of certain product lines. During the nine months ended September 30, 2009, we ceased production at four facilities in our Coatings and Inks segment. Also, during the nine months ended September 30, 2009, we indefinitely idled certain production capacity in our Epoxy and Phenolic Resins and our Coatings and Inks segments. In the third quarter of 2009, we completed realignments in the U.S. coatings business which will better align production with market requirements and significantly reduce operating costs.

•

We are expanding in markets in which we expect opportunities for growth. We are completing construction of a formaldehyde and forest products resins manufacturing complex to serve the engineered wood products market in southern Brazil, which we expect to be operational in the fourth quarter of 2009. We entered into a joint venture to construct a forest products resins manufacturing facility in Russia, which we expect to begin full scale operations in the fourth quarter of 2009. Also, we plan to relocate a specialty epoxy facility to a larger facility in Esslingen, Germany to support the growing wind energy market.

Short-term Outlook

Our business is impacted by general economic and industrial conditions, including housing starts, automotive builds, oil and natural gas drilling activity and general industrial production. Our business has both geographic and end market diversity which reduces the impact of any one of these factors on our overall performance. During the third quarter of 2009, we experienced modest increases in volumes versus the first and second quarter of 2009 for most of our businesses; however, our volumes continue to be significantly lower compared to the third quarter of 2008 due to the global recession. Housing starts appear to have stabilized during the third quarter of 2009, and various government programs helped to boost volumes in the short-term by temporarily accelerating the demand for automobiles. These factors, along with a modest increase in demand as the impact of the recession begins to subside, have led to our volume increase in the third quarter over the previous two quarters in 2009. However, the growth in volumes is not consistent among our various product lines as certain industries appear to be recovering more rapidly than others.

We expect the current global economic recession and financial conditions, including disruption in the credit, automotive, housing and construction markets, to continue to have a negative effect on certain of our businesses. Specifically, we anticipate that continued weakness in the housing and construction markets and automotive build rates in North America and Europe will exert downward volume pressure on certain product lines that are included in all of our segments. After several periods of decline in the housing and auto markets, the currently depressed level of demand for our products in these end use markets may begin a slow recovery depending on the pace at which the global recession subsides. Accordingly, we do anticipate gradual incremental volume increases in 2010, after adjusting for seasonal impacts. We expect over-capacity in worldwide base epoxy markets to continue to negatively impact product lines in our Epoxy and Phenolic Resins segment. Further, we expect continued weakening demand in the publication and commercial printing inks markets as these end-use markets further decline.

We expect continued strength in volumes in alternative energy markets, as well as improving demand trends across the Versatic acids product lines, which should have positive impacts on volumes in our Epoxy and Phenolic Resins segment. We also anticipate strengthening in demand in the Latin American market for our Formaldehyde and Forest Products Resins segment.

If the global economic environment begins to weaken again or remains slow for an extended period of time, the fair value of our reporting units could be more adversely affected than we estimated in our analysis of reporting unit fair values at December 31, 2008. This could result in additional goodwill or other asset impairments. In addition, as we continue to execute our productivity cost saving initiatives this may result in additional long-lived asset impairments.

Although raw material costs have stabilized during the nine months ended September 30, 2009, we expect long-term raw material cost volatility to continue because of historically volatile price movements of key feedstocks. To help mitigate raw material volatility, we have purchase and sale contracts with many of our vendors and customers that contain periodic price adjustment mechanisms. Due to differences in the timing of pricing mechanism trigger points between our sales and purchase contracts, there is often a lead-lag impact during which margins are negatively impacted in the short term when raw material prices increase and are positively impacted in the short term when raw material prices fall.

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

Raw materials comprise approximately 70% of our cost of sales. The three largest raw materials used in our production processes are phenol, methanol and urea. These materials represent about half of our total raw material costs. Fluctuations in energy costs, such as volatility in the price of crude oil and related petrochemical products, as well as the cost of natural gas have historically caused volatility in our raw material and utility costs. The average prices of phenol, methanol and urea decreased by approximately 16%, 50% and 65%, respectively, in the third quarter of 2009 compared to the third quarter of 2008. The average prices of phenol, methanol and urea decreased by approximately 28%, 60% and 52%, respectively, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Passing through raw material price changes to customers can result in significant variances in sales comparisons from year to year.

Results of Operations

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)	Three Months ended September 30,		Nine Months ended September 30,
	2009	2008	2009	2008
Net sales	$1,080	$1,611	$2,941	$4,915
Cost of sales	918	1,446	2,565	4,366

Gross profit	162	165	376	549
Gross profit as a percentage of net sales	15%	10%	13%	11%
Selling, general & administrative expense	86	100	254	303
Terminated merger and settlement (income) expense	(12)	51	(39)	227
Integration and transaction (income) expense	—	5	—	20
Asset impairments	—	—	47	—
Other operating expense, net	18	2	56	16

Operating income (loss)	70	7	58	(17)
Operating income (loss) as a percentage of net sales	6%	—%	2%	—%
Interest expense, net	52	75	172	227
Gain on extinguishment of debt	(41)	—	(223)	—
Other non-operating (income) expense, net	(1)	12	4	18

Total non-operating expense (income)	10	87	(47)	245

Income (loss) before income tax and earnings from unconsolidated entities	60	(80)	105	(262)
Income tax expense (benefit)	7	(5)	7	5

Income (loss) before earnings from unconsolidated entities	53	(75)	98	(267)
Earnings from unconsolidated entities, net of taxes	—	—	1	2

Net income (loss)	53	(75)	99	(265)
Net income attributable to noncontrolling interest	—	(1)	(1)	(4)

Net income (loss) attributable to Hexion Specialty Chemicals, Inc.	$53	$(76)	$98	$(269)

Three months ended September 30, 2009 vs. 2008

Sales

In the third quarter of 2009, net sales decreased by $531, or 33%, compared with the third quarter of 2008. Volume declines across substantially all of our product lines negatively impacted sales by $218. These declines were primarily a result of the continued weakness in the housing, construction and automotive markets driven by the economic recession and continuing credit crisis. The pass through of raw material driven price decreases primarily in our formaldehyde and forest products resins, phenolic specialty resins, base epoxies and intermediates and coatings product lines negatively impacted sales by $272. In addition, foreign currency translation negatively impacted sales by $41 primarily as a result of the strengthening of the U.S. dollar against the euro compared to the third quarter of 2008.

Gross Profit

In the third quarter of 2009, gross profit declined by $3 compared with the third quarter of 2008 as a result of the decrease in sales, offset by lower raw material and processing costs, as discussed above. As a percentage of sales, gross profit increased 5% as a result of lower processing costs and the positive impact of productivity initiatives in the third quarter of 2009.

Operating Income

In the third quarter of 2009, operating income increased by $63 compared with the third quarter of 2008. The primary driver of the increase was the reduction in Terminated merger and settlement expense, net. In the third quarter of 2008, Terminated merger and settlement expense, net of $51 consisted of consulting, accounting, tax and litigation costs. In the third quarter of 2009, we recognized Terminated merger and settlement income, net of $12 due to reductions on certain of our merger related service provider liabilities, which was partially offset by $5 in legal contingency accruals related to the New York Shareholder Action. Selling, general and administrative expenses decreased $14 due to our cost savings initiatives. Other operating expense, net increased by $16 in the third quarter of 2009 primarily due to expenses attributable to business realignment and productivity initiatives.

Non-Operating Expenses

In the third quarter of 2009, total non-operating expense decreased by $77 compared with the third quarter of 2008. We recognized a gain of $41 on the extinguishment of $71 in face value of the Company’s debentures. Interest expense, net decreased by $23 primarily as a result of lower interest rates and due to lower debt levels as a result of debt repurchases in 2009. Other non-operating income, net increased by $13, due to higher net realized foreign exchange gains in the third quarter of 2009 compared to the third quarter of 2008.

Income Tax Expense (Benefit)

In the third quarter of 2009, income tax expense increased by $12 compared to the third quarter of 2008. This increase is primarily due to significant increases in foreign profitable results for the three months ending September 30, 2009 compared to the three months ending September 30, 2008. In addition, we offset tax on the profits in the U.S. by reducing a portion of our valuation allowance on deferred tax assets expected to be utilized. In addition, the third quarter of 2008 was impacted by a decrease in the amount of unrecognized tax benefits (including accruals for interest and penalties) for settlements with various taxing authorities.

Nine months ended September 30, 2009 vs. 2008

Sales

In the first nine months of 2009, net sales decreased by $1,974, or 40%, compared with the first nine months of 2008. Volume declines across all of our product lines negatively impacted sales by $1,159. These declines were primarily a result of the continued weakness in the housing, construction and automotive markets. The pass through of raw material driven price decreases primarily in our forest products resins and formaldehyde, phenolic specialty resins, base epoxies and intermediates and coatings product lines negatively impacted sales by $574. In addition, foreign currency translation negatively impacted sales by $241 primarily as a result of the strengthening of the U.S. dollar against the euro compared to the first nine months of 2008.

Gross Profit

In the first nine months of 2009, gross profit declined by $173, compared with the first nine months of 2008 as a result of the decrease in sales, offset by lower raw material and processing costs, as discussed above. As a percentage of sales, gross profit increased 2% as the positive impact of lower processing costs and productivity projects more than offset the impact of lower volume on fixed manufacturing costs in the first nine months of 2009.

Operating Income (Loss)

In the first nine months of 2009, operating income increased by $75, compared with the first nine months of 2008. The primary driver of the increase was the reduction in Terminated merger and settlement expense, net. In the first nine months of 2008, Terminated merger and settlement expense, net of $227 consisted of the write-off of previously deferred acquisition costs and consulting, accounting, tax and litigation costs. In the first nine months of 2009, we recognized Terminated merger and settlement income, net of $39, which was comprised of reductions on certain of our merger related service provider liabilities and the $15 pushdown of insurance recoveries by Apollo, offset by $18 in legal contingency accruals related to the New York Shareholder Action. In the first nine months of 2009, we recorded impairments of $42 in our Epoxy and Phenolic Resins and $2 in our Coatings and Inks segments as a result of our decision to indefinitely idle certain production lines in the second quarter of 2009. Gross profit declined by $173, as discussed above. Selling, general and administrative expenses decreased $49 primarily due to productivity programs and other cost savings initiatives. Other operating expense, net increased by $40 in 2009 primarily due to business realignment and productivity initiatives and the gain on the sale of certain assets of a non-core product line in 2008.

Non-Operating (Income) Expenses

In the first nine months of 2009, total non-operating income increased by $292, compared with the first nine months of 2008. We recognized a gain of $223 on the extinguishment of $288 in face value of the Company’s outstanding debt securities in the first nine months of 2009. Other non-operating expense, net decreased by $14, due to higher net realized foreign exchange gains in 2009, compared to 2008. Interest expense, net decreased by $55 as a result of lower interest rates and due to lower debt levels as a result of debt repurchases in 2009.

Income Tax Expense

In the first nine months of 2009, income tax expense increased by $2, compared with the first nine months of 2008. In the first nine months of 2009, income tax expense relates primarily to income from foreign profitable operations. In addition, we offset tax on the profits in the U.S. by reducing a portion of our valuation allowance on deferred tax assets expected to be utilized.

In the first nine months of 2008, income tax expense relates primarily to income from foreign profitable operations and increases in the valuation allowance due to domestic losses in the U.S. for which no benefit can be recognized, and a decrease in the amount of unrecognized tax benefits (including accruals for interest and penalties) for settlements with various taxing authorities.

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

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net Sales to Unaffiliated Customers(1)(2):
Epoxy and Phenolic Resins	$463	$650	$1,245	$1,986
Formaldehyde and Forest Product Resins	312	544	845	1,628
Coatings and Inks	244	319	669	1,009
Performance Products	61	98	182	292

	$1,080	$1,611	$2,941	$4,915

Segment EBITDA(2):
Epoxy and Phenolic Resins	$68	$62	$139	$194
Formaldehyde and Forest Product Resins	30	48	72	153
Coatings and Inks	27	9	50	39
Performance Products	16	23	56	67
Corporate and Other	(13)	(12)	(38)	(38)

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.
(2)	Certain of the Company’s product lines have been realigned, resulting in reclassifications between segments. Prior period balances have been reclassified to conform to current presentations.

Three Months Ended September 30, 2009 vs. Three Months Ended September 30, 2008 Segment Results

Following is an analysis of the percentage change in sales by segment from the three months ended September 30, 2008 to the three months ended September 30, 2009:

	Volume	Price/Mix	Currency Translation	Total
Epoxy and Phenolic Resins	(15)%	(12)%	(2)%	(29)%
Formaldehyde and Forest Products Resins	(12)%	(28)%	(3)%	(43)%
Coatings and Inks	(12)%	(9)%	(3)%	(24)%
Performance Products	(26)%	(12)%	—	(38)%

Epoxy and Phenolic Resins

Net sales in the third quarter of 2009 decreased by $187, or 29%, compared to the third quarter of 2008. Volume declines negatively impacted sales by $90 as the global economic recession continued to have an adverse impact on our volumes during the quarter. Volumes declined in virtually all businesses, including our base epoxies, specialty phenolics and specialty epoxy businesses. The volume declines in these businesses were attributable to the decline in the automotive, construction and housing markets, as well as increased worldwide capacity in base epoxies. Moderate increases in volume were realized in our versatic acids business in the third quarter of 2009 as a result of abnormally low volume in the third quarter of 2008 due to shortage of certain raw materials. The pass through of lower raw material costs and competitive pricing pressures resulted in pricing decreases of $81 primarily in the base epoxies and specialty phenolics business. Foreign currency translation had a negative impact of $16 as the U.S. dollar strengthened against the euro in the third quarter of 2009 compared to the third quarter of 2008.

Segment EBITDA in the third quarter of 2009 increased by $6 to $68 compared to the third quarter of 2008. Segment EBITDA in the third quarter of 2008 was negatively impacted due to higher raw material and utility costs which were not fully passed through to customers. In addition, Segment EBITDA in the third quarter of 2008 was impacted by $5 due to the shortage of certain raw materials in our versatic acids business and by $9 due to hurricanes Ike and Gustav. The increase of $6 was attributable to the absence of these items in the third quarter of 2009, combined with lower processing costs primarily due to cost savings, productivity and lower utility rates, partially offset by volume and pricing declines, as discussed above.

Formaldehyde and Forest Products Resins

Net sales in the third quarter of 2009 decreased by $232, or 43%, compared to the third quarter of 2008. Lower volumes negatively impacted sales by $67. The volume decrease occurred in our European, North American and Asian-Pacific forest products resins businesses due to the continued decline in the worldwide housing and construction markets, as well as in our North American formaldehyde business due to decreased demand in the durable goods market. These decreases were partially offset by moderately higher volumes in the Latin American market due to continued economic growth in this region. Lower prices resulted in a sales decrease of $151 as we continued to pass through raw material price decreases to our customers across all businesses. Unfavorable currency translation of $14 contributed to lower sales as the U.S. dollar strengthened against the Brazilian real and Canadian dollar in the third quarter of 2009, compared to the third quarter of 2008.

Segment EBITDA in the third quarter of 2009 decreased by $18 to $30 compared to the third quarter of 2008. The decrease was primarily attributable to the loss of volume and pricing impacts, as discussed above. These decreases were partially offset by the impact of productivity driven cost savings. In addition, the prior year was impacted by a favorable raw material purchase contract in our international forest products and resins business.

Coatings and Inks

Net sales in the third quarter of 2009 decreased by $75, or 24%, compared to the third quarter of 2008. Volume declines negatively impacted sales by $36. North American coatings volume declines were primarily attributable to the downturn in the housing, construction and automotive markets. Inks resins volumes declined due to continued weakening demand in the publication and commercial printing inks markets, coupled with competitive pressures and our exit from certain low margin product lines. The pass through of lower raw material costs and competitive pricing resulted in pricing decreases of $28. Unfavorable currency translation of $11 contributed to lower sales, as the U.S. dollar strengthened against the euro in the third quarter of 2009 compared to the third quarter of 2008.

Segment EBITDA in the third quarter of 2009 increased by $18 to $27 compared to the third quarter 2008. The increase was primarily the result of the favorable impact of productivity driven cost savings and lower raw material and processing costs which more than offset the decrease in volumes.

Performance Products

Net sales in the third quarter of 2009 decreased by $37, or 38%, compared to the third quarter of 2008. Volume decreases negatively impacted sales by $25, driven by declines in our foundry business resulting from decreased demand in the North American automotive sector and declines in our oilfield business resulting from increased competition and a decrease in natural gas and oil drilling activity. Lower pricing negatively impacted sales by $12, as favorable changes in product mix were offset by the pass through of raw material price decreases in certain of our product lines.

Segment EBITDA in the third quarter of 2009 decreased by $7 to $16 compared to the third quarter of 2008. The decrease was primarily the result of decreases in volumes and pricing pressures, as discussed above.

Corporate and Other

Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions, unallocated foreign exchange gains and losses and legacy company costs not allocated to continuing segments. Corporate and Other charges increased by $1 to $13 compared to the third quarter of 2008. Foreign currency transaction losses were partially offset by the impact of productivity driven cost savings.

Nine Months Ended September 30, 2009 vs. Nine Months Ended September 30, 2008 Segment Results

Following is an analysis of the percentage change in sales by segment from the nine months ended September 30, 2008 to the nine months ended September 30, 2009:

	Volume	Price/Mix	Currency Translation	Total
Epoxy and Phenolic Resins	(23)%	(9)%	(5)%	(37)%
Formaldehyde and Forest Products Resins	(23)%	(20)%	(5)%	(48)%
Coatings and Inks	(23)%	(5)%	(6)%	(34)%
Performance Products	(31)%	(6)%	(1)%	(38)%

Epoxy and Phenolic Resins

Net sales in the first nine months of 2009 decreased by $741, or 37%, compared to the first nine months of 2008. Volume declines negatively impacted sales by $467 as the global economic recession continued to have an adverse impact on our volumes and resulted in the continued idling of many of our plants, particularly in the first quarter of 2009. Volumes declined across all businesses, and were attributable to the decline in the automotive, construction and housing and durable goods markets, as well as increased worldwide capacity in base epoxies. The pass through of lower raw material costs and competitive pricing pressures resulted in pricing decreases of $179. Foreign currency translation had a negative impact of $95 as the U.S. dollar strengthened against the euro in the first nine months of 2009 compared to the first nine months of 2008.

Segment EBITDA in the first nine months of 2009 declined by $55 to $139 compared to the first nine months of 2008. The decrease was primarily due to volume and pricing declines, as discussed above. These declines were largely offset by decreases in raw material prices, decreases in freight costs and the impact of productivity driven cost savings in processing and overhead.

Formaldehyde and Forest Products Resins

Net sales in the first nine months of 2009 decreased by $783, or 48%, compared to the first nine months of 2008. Lower volumes negatively impacted sales by $366. The volume decrease occurred in most of our businesses, including our European, North American and Asian-Pacific forest products resins business, due to the continued decline in the worldwide housing and construction markets, as well as in our North American formaldehyde business due to decreased demand in the durable goods market. These decreases were partially offset by relatively flat volumes in the Latin American market due to lesser impacts of the worldwide recession in this region. Lower prices resulted in a sales decrease of $330 as we passed through raw material price decreases to our customers. Unfavorable currency translation of $87 contributed to lower sales as the U.S. dollar strengthened against the euro in the first nine months of 2009 compared to the first nine months of 2008.

Segment EBITDA in the first nine months of 2009 decreased by $81 to $72 compared to the first nine months of 2008. The decrease was primarily attributable to the loss of volume and pricing impacts, as discussed above, partially offset by the impact of productivity driven cost savings. In addition, the prior year was impacted by a favorable raw material purchase contract in our international forest products and resins business.

Coatings and Inks

Net sales in the first nine months of 2009 decreased by $340, or 34%, compared to the first nine months of 2008. Volume declines negatively impacted sales by $236. Worldwide coatings volume declines were primarily attributable to the downturn in the international housing, construction and automotive markets. Inks resins volumes declined due to continued weakening demand in the publication and commercial printing inks markets, coupled with competitive pressures and our exit from certain low margin product lines. The pass through of lower raw material costs and competitive pricing pressures resulted in pricing decreases of $47. Unfavorable currency translation of $57 contributed to lower sales, as the U.S. dollar strengthened against the euro in the first nine months of 2009 compared to the first nine months of 2008.

Segment EBITDA in the first nine months of 2009 increased by $11 to $50 compared to the first nine months of 2008. The increase was primarily the result of the impact of productivity driven cost savings and lower raw material costs, which was partially offset by volume declines and competitive market pressures, as discussed above.

Performance Products

Net sales in the first nine months of 2009 decreased by $110, or 38%, compared to the first nine months of 2008. Volume decreases negatively impacted sales by $90 driven by declines in our foundry business resulting from decreased demand in the North American automotive sector and declines in our oilfield business resulting from increased competition and a decrease in natural gas and oil drilling activity. Lower pricing negatively impacted sales by $18, as favorable changes in product mix were offset by the pass through of raw material price decreases in certain of our product lines. Foreign currency translation had a negative impact of $2 as the U.S. dollar strengthened against the Canadian dollar in the first nine months of 2009 compared to the first nine months of 2008.

Segment EBITDA in the first nine months of 2009 decreased by $11 to $56 compared to the first nine months of 2008. The decrease was primarily the result of decreases in volumes, as discussed above, partially offset by favorable product mix and productivity driven cost savings.

Corporate and Other

Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions, unallocated foreign exchange gains and losses and legacy company costs not allocated to continuing segments. Corporate and Other charges remained flat compared to the first nine months of 2008. The unfavorable impact of foreign currency transaction losses were offset by the positive impact of productivity driven cost savings.

Reconciliation of Segment EBITDA to Net Income (Loss):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Segment EBITDA:
Epoxy and Phenolic Resins	$68	$62	$139	$194
Formaldehyde and Forest Product Resins	30	48	72	153
Coatings and Inks	27	9	50	39
Performance Products	16	23	56	67
Corporate and Other	(13)	(12)	(38)	(38)

Reconciliation:
Items not included in Segment EBITDA
Terminated merger and settlement income (expense), net	12	(51)	39	(227)
Integration and transaction costs	—	(5)	—	(20)
Non-cash charges	2	(6)	3	(15)
Unusual items:
(Losses) gains on divestiture of assets	(1)	1	(2)	11
Business realignments	(15)	(9)	(53)	(22)
Asset impairments	—	—	(47)	—
Derivative Settlement	—	(13)	—	(13)
Other	(11)	(2)	(33)	(9)

Total unusual items	(27)	(23)	(135)	(33)

Total adjustments	(13)	(85)	(93)	(295)
Interest expense, net	(52)	(75)	(172)	(227)
Gain on extinguishment of debt	41	—	223	—
Income tax (expense) benefit	(7)	5	(7)	(5)
Depreciation and amortization	(44)	(51)	(132)	(157)

Net income (loss) attributable to Hexion Specialty Chemicals, Inc.	53	(76)	98	(269)
Net income attributable to noncontrolling interest	—	1	1	4

Net income (loss)	$53	$(75)	$99	$(265)

Items not included in Segment EBITDA

For the three and nine months ended September 30, 2009, Terminated merger and settlement income, net primarily includes reductions on certain of the Company’s merger related service provider liabilities, offset by legal and consulting costs and legal contingency accruals related to the New York Shareholder Action. For the nine months ended September 30, 2009, Terminated merger and settlement income, net also includes the pushdown of Apollo’s recovery of $15 in insurance proceeds related to the $200 settlement payment made by Apollo that was treated as a pushdown of shareholder expense in 2008. For the three and nine months ended September 30, 2008, Terminated merger and settlement expense, net primarily represents accounting, consulting, tax and legal costs. For the nine months ended September 30, 2008, Terminated merger and settlement expenses, net also includes the write-off of previously deferred acquisition costs.

For the three and nine months ended September 30, 2008, Integration and transaction costs primarily represent redundancy and incremental administrative costs for integration programs as a result of the Hexion formation and recent acquisitions; as well as costs to implement a single, company-wide, management information and accounting system and a new consolidations and financial reporting system.

For the three and nine months ended September 30, 2009 and 2008, Non-cash items represent stock-based compensation expense, accelerated depreciation on closing facilities and unrealized derivative and foreign exchange gains and losses.

Not included in Segment EBITDA are certain non-cash and certain non-recurring income or expenses that are deemed by management to be unusual in nature. For the three and nine months ended September 30, 2009, these items consisted of business realignment costs primarily related to expenses from the Company’s productivity program and realized foreign exchange gains and losses. For the nine months ended September 30, 2009 these items also consist of impairments of property and equipment. For the three and nine months ended September 30, 2008, these items consisted of business realignment costs, a derivative settlement, income related to the European solvent coating resins business (the “announced Alkyds Divestiture”), realized foreign exchange gains and losses and management fees. For the nine months ended September 30, 2008, these items also consisted of a gain on the sale of a portion of the Company’s ownership in HA-International, LLC (“HAI”) and a gain on the sale of certain assets of a non-core product line.

Liquidity and Capital Resources

Sources and Uses of Cash

We are a highly leveraged company. Our primary sources of liquidity are cash flows generated from operations, availability under our senior secured credit facilities and our financing commitment from Apollo. Our primary liquidity requirements are interest and capital expenditures. In addition, over the next fifteen months, we will continue to have cash outflows related to productivity program-related obligations, and obligations related to the terminated Huntsman merger.

At September 30, 2009, we had $3,507 of debt, including $115 of short-term debt and capital lease maturities (of which $58 is U.S. short-term debt and capital lease maturities). In addition, at September 30, 2009, we had $403 in liquidity including $139 of unrestricted cash and cash equivalents, $218 of borrowings available under our senior secured revolving credit facilities and $46 of borrowings available under credit facilities at certain domestic and international subsidiaries with various expiration dates through 2011 and the financing commitment from Apollo.

During the third quarter of 2009, we experienced continued decreases in volumes for most of our businesses compared to the prior year. However, we have noted incremental quarter-over-quarter volume increases throughout 2009. In response to overall volume decreases, we have continued to focus on reducing our cost structure and realigning our manufacturing capacity in line with current market demand. We are progressing as planned toward achieving our productivity savings initiatives and currently have $175 of in-process savings at September 30, 2009. Most of the actions to obtain the remaining productivity savings will be completed over the next fifteen months. The net costs to achieve the remaining in-process savings, estimated at $70, will be funded from operations and availability under our senior secured credit facilities. Our working capital (defined as accounts receivable and inventories less accounts and drafts payable) at September 30, 2009 was $373, a decrease of $306 from December 31, 2008. The decrease was a result of lower volumes and production, a focus on reducing inventory quantities, decreasing raw material costs and the sale of a portion of our trade accounts receivable. We will continue to focus on maintaining or further reducing our working capital. However, if volumes begin to increase, this may result in an increased investment in working capital. In addition, we will continue to closely monitor our capital with spending focused on projects with significant growth opportunities as well as other projects to ensure improved safety of our employees and compliance with environmental laws and regulations.

We expect to have adequate liquidity to fund our ongoing operations and cash debt service obligations for the foreseeable future, including our obligation to redeem $34 in face value of our Industrial Revenue Bonds in the fourth quarter of 2009. In addition, we have incurred significant legal expenses associated with the terminated Huntsman merger, including the $18 settlement related to the New York Shareholder action. We expect to fund these obligations from cash flows provided by operating activities and amounts available for borrowings under our credit facilities. We are also investigating the sale of non-core assets to further increase our liquidity. Opportunities for these sales could depend to some degree on improvement in the credit markets. The continued depressed demand for our products for an extended period of time due to global economic and financial conditions would negatively impact our liquidity, future results of operations and flexibility to execute liquidity enhancing actions.

We continue to face pressure from vendors to reduce payment terms due to the current credit environment. To minimize the impact on cash flows, we continue to negotiate and contractually extend payment terms whenever possible. We have also focused on receivable collections to offset a portion of the payment term pressure by offering incentives to customers to encourage early payment, or accelerate receipts through the sale of receivables. For instance, in the first nine months of 2009, we entered into accounts receivable purchase and sale agreements to sell a portion of our trade accounts receivable to an Apollo affiliate. As of September 30, 2009, through these agreements, we effectively accelerated the timing of cash receipts on $99 of our receivables. In addition, certain of our customers have entered into supplier financing arrangements with third parties, whereby the third party purchases the trade customer receivable from us.

During the first nine months of 2009, we repurchased on the open market outstanding debt with a carrying amount of $288 for $63. The $288 carrying value of repurchased debt securities consisted of $92 of our 9.75% second-priority senior secured notes due 2014, $80 of our floating rate second-priority senior secured notes due 2014, $16 of our 8.375% unsecured debentures due 2016, $42 in face value of our 9.200% unsecured debentures due 2021 and $58 in face value of our 7.875% unsecured debentures due 2023.

Any future repurchases will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Future repurchases may be funded through available cash, borrowings from our credit facilities and sales of accounts receivable or other liquidity sources. Based on interest rates at September 30, 2009, we expect annual cash interest savings of $23 as a result of these debt repurchases.

Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30:

	2009	2008
Sources (uses) of cash:
Operating activities	$311	$(48)
Investing activities	(86)	(84)
Financing activities	(219)	174
Effect of exchange rates on cash flow	12	(7)

Net change in cash and cash equivalents	$18	$35

Operating Activities

In the first nine months of 2009, operations provided $311 of cash. Net income of $99 included $72 of net non-cash and non-operating income items, of which $223 was for the gain on extinguishment of debt and $15 was for the non-cash pushdown of the recovery of 2008 shareholder expense, offset by $132 for depreciation and amortization and $51 for impairments and accelerated depreciation of property and equipment. Working capital (defined as accounts receivable and inventories less accounts and drafts payable) and changes in other assets and liabilities and income taxes payable generated $284 due to decreased accounts receivable and inventories, which resulted from lower volumes and production, efforts to decrease inventory quantities, decreasing raw material costs and the sale of a portion of our trade accounts receivable.

In the first nine months of 2008, operations used $48. Net loss of $265 included $280 of non-cash items, of which $157 was for depreciation and amortization and $101 was for the write-off of deferred acquisition costs. Working capital and changes in other assets and liabilities and income taxes payable used $63 due to the growth of the business, increased raw material and commodity costs, the timing of cash payments versus cash collections and expense recognition, one-time Terminated merger costs and increased pressure on vendor payment terms.

Investing Activities

In the first nine months of 2009, investing activities used $86. We spent $95 for capital expenditures (including capitalized interest). Of the $95 in capital expenditures, approximately $14 relates to our productivity savings initiatives while the remaining amount relates primarily to plant expansions and improvements. We generated $1 due to the release of a restricted cash requirement for collateral for a subsidiary’s debt. We generated cash of $4 from the proceeds from matured debt securities and $4 from the sale of assets.

In the first nine months of 2008, investing activities used $84. We spent $89 for capital expenditures, primarily for plant expansions and improvements. We generated cash of $13 from the divestiture of a non-core product line and the sale of a portion of the Company’s ownership in HAI. We used $8 to fund a restricted cash requirement primarily for collateral for a subsidiary’s debt.

Financing Activities

In the first nine months of 2009, financing activities used $219. Net long-term debt repayments consisted of the $180 pay-down on our senior revolving credit facility and $63 to purchase back debt on the open market. Net short-term debt repayments were $9 and affiliated debt borrowings were $104. We used $24 to purchase $180 in face value of outstanding debt of our parent. We paid $9 to fund dividends that were declared on common stock in prior years. The deconsolidation of a variable interest entity that purchased a portion of our trade accounts receivable in 2008 resulted in a financing outflow of $24.

In the first nine months of 2008, financing activities generated $174. Net short-term debt borrowings were $3 and net long-term debt borrowings were $185, primarily to fund working capital requirements and pending merger costs. We paid $13 to settle a portion of our cross currency and interest rate swaps and $1 for dividends on common stock.

Accounts Receivable Sales Agreement

In September, June and March 2009, the Company entered into accounts receivable purchase and sale agreements to sell $110, $85 and $70, respectively, of its trade accounts receivable to affiliates of Apollo on terms which management believes were more favorable to the Company than could have been obtained from an independent third party. Under the terms of the agreements, the receivables are sold at a discount relative to their carrying value in exchange for all interests in such receivables. The Company retains the obligation to service the collection of the receivables on the purchasers’ behalf for which the Company is paid a fee and the purchasers defer payment of a portion of the receivable purchase price and establish a reserve account with the proceeds. The reserve account is used to reimburse the purchasers for credit and collection risk. The remaining amounts are paid to the Company after receipt of all collections on the purchased receivables. Other than amounts held in the reserve account, the purchasers bear all credit risk on the purchased receivables.

Covenant Compliance

The credit agreements that govern our indebtedness contain, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the senior secured credit facilities may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of representation or warranty, covenant defaults, events of bankruptcy and a change of control. Certain covenants contained in the credit agreement that governs our senior secured credit facilities and/or the indenture that govern our Second-Priority Senior Secured Notes (i) require us to have a senior secured debt to Adjusted EBITDA ratio less than 4.25:1 and (ii) restrict our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet this ratio and a defined Adjusted EBITDA to Fixed Charges ratio. The Company’s ability to incur additional indebtedness and our ability to make future acquisitions require us to have an Adjusted EBITDA to Fixed Charges ratio (measured on a last twelve months, or LTM, basis) of at least 2.0:1. Failure to comply with this covenant could limit our long-term growth prospects by hindering our ability to incur future debt or make acquisitions.

Fixed Charges are defined as net interest expense excluding the amortization or write-off of deferred financing costs. Adjusted EBITDA is defined as EBITDA adjusted to exclude certain non-cash and certain non-recurring items. Adjusted EBITDA also includes expected future cost savings from business optimization programs, including those related to acquisitions, including the Hexion Formation, and other synergy and productivity programs. As we are highly leveraged, we believe that including the supplemental adjustments that are made to calculate Adjusted EBITDA provides additional information to investors about our ability to comply with our financial covenants and to obtain additional debt in the future. Adjusted EBITDA and Fixed Charges are not defined terms under General Accepted Accounting Principles (“GAAP”). Adjusted EBITDA is not a measure of financial condition, liquidity or profitability, and should not be considered as an alternative to net income (loss) determined in accordance with GAAP or operating cash flows determined in accordance with GAAP. Additionally, EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not take into account certain items such as interest and principal payments on our indebtedness, depreciation and amortization expense (because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue), working capital needs, tax payments (because the payment of taxes is part of our operations, it is a necessary element of our costs and ability to operate), non-recurring expenses and capital expenditures. Fixed Charges should not be considered an alternative to interest expense. At September 30, 2009, we were in compliance with all of the financial covenants that are contained in the indentures that govern our notes and our senior secured credit facilities.

While we are currently in compliance with all of the terms of our outstanding indebtedness, including the financial covenants, if the global economic environment begins to weaken again or remains slow for an extended period of time, we could fail to comply with the senior secured bank leverage ratio covenant in our senior secured credit facility. A failure to comply with our debt covenants could result in a default, which if not cured or waived, could have a material adverse effect on our business and financial condition. Our senior credit facility permits a default in our senior secured leverage ratio covenant to be cured by cash contributions to the Company’s capital from the proceeds of equity purchases or cash contributions to the capital of Hexion LLC, our parent company. The cure amount cannot exceed the amount required for purposes of complying with the covenant, and in each four quarter period, there must be one quarter in which the cure right is not exercised. Any amounts of Apollo’s $200 committed financing converted to equity to cure a default will reduce the amount of available financing remaining under the $200 financing. Based on our projections of 2009 operating results, plus the $200 financing commitment from Apollo, we expect to be in compliance with all of the financial covenants that are contained in the indentures that govern our notes and our senior secured credit facilities at December 31, 2009.

September 30, 2009 LTM Period
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(821)
Income taxes	(15)
Gain on extinguishment of debt	(223)
Interest expense, net	249
Depreciation and amortization	178

EBITDA	(632)
Adjustments to EBITDA:
Terminated merger and settlement costs(1)	761
Integration costs(2)	7
Net income attributable to noncontrolling interest	(2)
Non-cash items(3)	55
Unusual items:
Loss on divestiture of assets	8
Business realignments(4)	72
Derivative settlement(5)	24
Other(6)	52

Total unusual items	156

Productivity program savings(7)	175

Adjusted EBITDA	$520

Fixed charges(8)	$192

Ratio of Adjusted EBITDA to Fixed Charges(9)	2.71

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
(3)

Represents non-cash charges of $72 for impairments of property and equipment and intangible assets, impairments of goodwill and accelerated depreciation. Also represents stock-based compensation, and is partially offset by unrealized net foreign exchange and derivative losses.

(4)	Represents plant rationalization and headcount reduction expenses related to productivity programs and other costs associated with business realignments.
(5)	Represents derivative settlements on a portion of our cross currency and interest rate swaps.
(6)	Primarily includes pension expense related to formerly owned businesses, business optimization expenses, management fees and realized foreign currency activity.
(7)	Represents pro-forma impact of in-process productivity program savings.
(8)	Reflects pro forma interest expense based on interest rates at October 16, 2009 as if our repurchases of our outstanding debt securities had taken place at the beginning of the period.
(9)

We are required to have an Adjusted EBITDA to Fixed Charges ratio of greater than 2.0 to 1.0 to be able to incur additional indebtedness under our indenture for the Second Priority Senior Secured Notes. As of September 30, 2009, the Company was able to satisfy this covenant and incur additional indebtedness under this indenture.

Recently Issued Accounting Standards

New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 166, Accounting for Transfers of Financial Assets. SFAS No. 166 removes the concept of a qualifying special-purpose entity (“QSPE”) and as a result eliminates the scope exception for QSPE’s. SFAS No. 166 also changes the criteria for a transfer of financial assets to qualify as a sales-type transfer. SFAS No. 166 will be effective for the Company on January 1, 2010. The Company is currently assessing the potential impact of SFAS No. 166 on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 amends current guidance requiring an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. SFAS No. 167 will be effective for the Company on January 1, 2010. The Company is currently assessing the potential impact of SFAS No. 167 on its consolidated financial statements.

Newly Adopted Accounting Standards

On January 1, 2009, the Company adopted new guidance requiring additional disclosures about derivative instruments and hedging activities. See Note 7 for additional disclosures.

On January 1, 2009, the Company adopted new guidance for business combinations. This guidance was effective for the Company for business combination transactions for which the acquisition date was on or after January 1, 2009. No business combination transactions occurred during the three or nine months ended September 30, 2009.

On January 1, 2009, the Company adopted new guidance for noncontrolling interests. The Company changed the presentation of its noncontrolling interests and retrospectively applied this accounting standard to prior periods.

At June 30, 2009, the Company adopted new guidance that increases the frequency of disclosures about the fair value of financial instruments and requires entities to provide the disclosures on a quarterly basis. See Note 7 for additional disclosures about the fair value of financial instruments.

At June 30, 2009, the Company adopted new guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued. Refer to Note 2 for disclosures.

At June 30, 2009, the Company adopted new guidance in determining whether impairments in debt securities are other than temporary and modifies the presentation and disclosure of investments in debt and equity securities. This guidance did not have a material impact on the Company’s consolidated financial statements.

At June 30, 2009, the Company adopted new guidance on determining fair value when the volume and level of activity for the asset or liability has significantly decreased when compared with normal market activity for the asset or liability. This guidance did not have a material impact on the Company’s consolidated financial statements.

At September 30, 2009, the Company adopted Accounting Standards Update (“ASU”) 2009-01, Topic 105 – Generally Accepted Accounting Principles, and SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 superseded all then-existing non-SEC accounting and reporting standards with the Accounting Standards Codification (“ASC”). SFAS No. 168 did not have a material impact on the Company’s consolidated financial statements.

At September 30, 2009, the Company adopted ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value. ASU 2009-05 provides new guidance on the fair value measurement of liabilities. ASU 2009-05 did not have a material impact on the Company’s consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material developments during the first nine months of 2009 on the matters we have previously disclosed about quantitative and qualitative market risk in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4T.	Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we, under the supervision and with the participation of our Disclosure Committee and our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Chief

Executive Officer, and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Item 1.	Legal Proceedings

Environmental Damages to the Port of Paranagua, Brazil

On August 8, 2005, Governo Do Parana and the Environmental Institution of Paraná IAP, an environmental agency of the Brazilian government, provided Hexion Quimica Industria, our Brazilian subsidiary, with notice of a potential fine of up to $11 million in connection with alleged environmental damages to the Port of Paranagua caused in November 2004 by an oil spill by a shipping vessel carrying methanol purchased by Hexion. The investigation as to the cause of the accident has not been finalized. In early October 2009, Hexion was granted an injunction precluding the imposition of any fines or penalties by the Paraná IAP. Should the injunction be appealed, we believe the Company has a strong defense.

Matters Related to the Terminated Merger with Huntsman

On July 17, 2008, an individual Huntsman shareholder filed suit against the Company, Craig O. Morrison, President and Chief Executive Officer, and Joshua J. Harris, Director, in the United States District Court in the Southern District of New York related to matters arising out of the Huntsman Agreement. The plaintiff in the New York Shareholder Action seeks to represent a class of purchasers of Huntsman common stock between May 14, 2008 and June 18, 2008. The complaint alleges that the defendants disseminated false and misleading statements and failed to disclose material facts regarding the merger during the Class Period in violation of U.S. securities laws. In October 2009, the parties reached a settlement agreement which includes payment by the Company of $18 million. The settlement agreement is awaiting court approval.

On September 30, 2009, we received a letter from counsel for the Banks which demanded payment of the Banks’ legal fees claimed to be in excess of $60 million incurred in various litigations associated with the terminated merger of us and Huntsman. We have rejected the Banks’ demand citing not only the Banks’ material breach of their commitment to fund the merger, but among other things, the Banks’ failure to obtain our approval of its settlement with Huntsman, the failure to provide a release for any and all liabilities in favor of us, and the unreasonable amount of the fees sought.

There have been no material developments during the third quarter of 2009 in any of the other ongoing legal proceedings that are included in our Annual Report on Form 10-K for the year ended December 31, 2008 or in our Quarterly Reports on Form 10-Q for the periods ended March 31 and June 30, 2009.

Item 1A.	Risk Factors

There have been no material changes during the first nine months of 2009 in the risk factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

There were no defaults upon senior securities during the first nine months of 2009.

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

HEXION SPECIALTY CHEMICALS, INC.

Date: November 16, 2009	/s/ William H. Carter
William H. Carter
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)