Form 10-K
period 2009-12-31
HEXION SPECIALTY CHEMICALS, INC.
filed 2010-03-09
CIK 13239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐.

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

Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on March 1, 2010: 82,556,847

Documents incorporated by reference. None

HEXION SPECIALTY CHEMICALS, INC.

PART I

(dollars in millions)

ITEM 1 - BUSINESS

Overview

Hexion Specialty Chemicals, Inc., a New Jersey corporation with predecessors dating from 1899 (which we may refer to as “we,” “us,” “our,” “Hexion” or the “Company”), is the world’s largest producer of thermosetting resins, or thermosets, and a leading producer of adhesive and structural resins and coatings. Thermosets are a critical ingredient in virtually all paints, coatings, glues and other adhesives produced for consumer or industrial uses. The type of thermoset used, and how it is formulated, applied and cured, determines its key attributes, such as durability, gloss, heat resistance, adhesion, or strength of the final product. Thermosetting resins include materials such as phenolic resins, epoxy resins, polyester resins, acrylic resins, alkyd resins and urethane resins.

Hexion was formed on May 31, 2005 by combining three Apollo Management, L.P. (“Apollo”) controlled companies: Resolution Performance Products, LLC (“Resolution Performance”), Resolution Specialty Materials, Inc. (“Resolution Specialty”) and Borden Chemical, Inc. (“Borden Chemical”), including Bakelite Aktiengesellschaft (“Bakelite”). We refer to this combination as the “Hexion Formation.”

Resolution Performance, a worldwide manufacturer and developer of epoxy resins and a leading global manufacturer of versatic acids and derivatives, was acquired by an affiliate of Apollo on November 14, 2000 from Shell Chemical L.P. Resolution Specialty, a producer of coating resins, inks, composite polymers, textile chemicals and acrylic monomers, was acquired by an affiliate of Apollo from Eastman Chemical Company on August 2, 2004 (the “Resolution Specialty Transaction”). Borden Chemical, a worldwide manufacturer of forest products and industrial resins, formaldehyde, oil field products and other specialty chemicals, was acquired by an affiliate of Apollo on August 12, 2004 (the “Borden Transaction”). On April 29, 2005, prior to the Hexion Formation, Borden Chemical acquired Bakelite, a leading European producer of phenolic and epoxy composite resins and molding compounds.

Over the past three years, we have expanded our specialty chemicals businesses through the following acquisitions:

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

Our business is organized based on the products that we offer and the markets that we serve. At December 31, 2009, we had four reportable segments: Epoxy and Phenolic Resins, Formaldehyde and Forest Products Resins, Coatings and Inks and Performance Products.

Products and Markets

We have a broad range of thermoset resin technologies in our industry, with high quality research, applications development and technical service capabilities. We provide a broad array of thermosets and associated technologies, and have significant market positions in each of the key markets that we serve.

Our products are used in thousands of applications and are sold into diverse markets, such as forest products, architectural and industrial paints, packaging, consumer products and automotive coatings, as well as higher growth markets, such as composites and electrical components. Major industry sectors that we serve include industrial/marine, construction, consumer/durable goods, automotive, wind energy, aviation, electronics, architectural, civil engineering, repair/remodeling, graphic arts and oil and gas field support. The diversity of our products limits our dependence on any one market or end-use. We have a history of product innovation and success in introducing new products to new markets, as evidenced by more than 1,600 patents, the majority of which relate to the development of new products and processes for manufacturing.

As of December 31, 2009, we have 91 active production sites around the world. Through our worldwide network of strategically located production facilities, we serve more than 7,600 customers in over 100 countries. Our position in certain additives, complementary materials and services further enables us to leverage our core thermoset technologies and provide our customers a broad range of product solutions. As a result of our focus on innovation and a high level of technical service, we have cultivated long-standing customer relationships. Our global customers include leading companies in their respective industries, such as 3M, Ashland Chemical, BASF, Bayer, DuPont, GE, Halliburton, Honeywell, Huntsman, Louisiana Pacific, Owens Corning, PPG Industries, Sumitomo, Sun Chemicals, Valspar and Weyerhaeuser.

Growth and Strategy

We believe that we have opportunities for growth through the following strategies:

•

Utilize Our Integrated Platform Across Product Offerings. We have an opportunity to provide our customers with a broad range of resins products on a global basis. We also continue to review additional opportunities to transition our existing manufacturing capacity toward producing more specialty-oriented products, which deliver higher value to our customers and may generate additional sales and/or earnings compared to commodity-like resins.

•

Develop and Market New Products. We will continue to expand our product offerings through internal innovation, joint research and development initiatives with our customers and research partnership formations.

•

Expand Our Global Reach In Faster Growing Regions. We have opportunities to grow our business in the Asian-Pacific, Eastern European and Latin American markets, where the use of our products is increasing, while continuing to review opportunities in other global markets.

•

Pursue Further Development of “Green Products”. We will continue to develop products that are environmentally advanced and support our customers’ overall sustainability initiatives as they increasingly require products that meet changing environmental standards.

Industry & Competitors

We are a large participant in the specialty chemicals industry. Thermosetting resins are generally considered specialty chemical products because they are sold primarily on the basis of performance, technical support, product innovation and customer service. However, as a result of the impact of the recent global economic downturn and overcapacity in certain markets, chemical companies have focused more on price to retain business and market share.

We compete with many companies in most of our product lines, including large global chemical companies and small specialty chemical companies. The principal competitive factors in our industry include technical service, breadth of product offering, product innovation and price. Some of our competitors are larger and have greater financial resources and less debt than we do, and, as a result, may be better able to withstand changes in industry conditions, including pricing, and the economy as a whole. As a result, our competitors may have more resources and better access to capital markets for continued expansion than we do. Further, some of our competitors also have a greater product range and may be more vertically integrated than we are within specific product lines or geographies.

We are able to compete with smaller niche specialty chemical companies due to our investment in research and development and our customer service model, which provides on-site, value-added technical service for our customers. In addition, our size and scale provide efficiencies in our cost structure. To maintain our position in the markets we serve, we believe that the principal factors that contribute to success in the specialty chemicals market are (1) consistent delivery of high-quality products, (2) favorable process economics, (3) the ability to provide value to customers through both product attributes and strong technical service and (4) a presence in growing and developing markets.

No single company competes with us across all of our segments and existing product lines.

Our Businesses

The following paragraphs discuss our reportable segments and corresponding key product lines and primary end-use applications of our key products.

Epoxy & Phenolic Resins Segment

2009 Net Sales: $1,702

Epoxy Specialty Resins

We are a leading producer of epoxy specialty resins in Europe and the United States. Epoxy resins are the fundamental component of many types of materials and are often used in the automotive, aerospace and electronics industries due to their unparalleled strength and durability. We internally consume approximately 40% of our liquid epoxy resin (“LER”) production in our specialty composite and adhesive formulation applications, giving us a competitive advantage versus our non-integrated competitors. Our position in basic epoxy resins, along with our technology and service expertise, have enabled us to offer formulated specialty products in certain markets. Our specialty epoxy products are used either as replacements for traditional materials, such as metal, wood, clay, glass, stone, ceramics and natural fibers, or in applications where traditional materials do not meet demanding engineering specifications.

We are a leading producer of resins that are used in composites. Composites are a fast-growing class of materials that are used in a wide variety of applications ranging from aircraft components and windmill blades to sports equipment. We supply composite epoxy resins to fabricators in the aerospace, sporting goods and pipe markets.

Epoxy specialty resins are also used for a variety of high-end coating applications that require the superior strength and durability of epoxy, such as protective coatings for industrial and domestic flooring, pipe, marine and construction applications and appliance and automotive coatings. Epoxy-based surface coatings are among the most widely used industrial coatings, due to their structural stability and broad application functionality combined with overall economic efficiency. We also leverage our resin and additives position to supply custom resins to specialty coatings formulators.

Products	Key Applications
Adhesive applications
Civil Engineering	Bridge and canal construction, concrete enhancement and corrosion protection

Adhesives	Automotive: hem flange adhesives and panel reinforcements

Construction: ceramic tiles, chemical dowels and marble

Aerospace: metal and composite laminates

Electronics: chip adhesives, solder masks and electronic inks
Electrical applications
Electronic Resins	Unclad sheets, tube and molding, paper impregnation, cotton and glass filaments, printed circuit boards and electrical laminates
Electrical Castings	Generators and bushings, transformers, medium and high-voltage switch gear components, post insulators, capacitors and automotive ignition coils

Principal Competitors: Dow Chemical, Nan Ya, Huntsman, Spolchemie, Leuna and Aditya Birla (Thai Epoxy)

Composites
Composite Epoxy Resins	Pipes and tanks, automotive (structural interior), sports (ski, snowboard, golf), boats, construction, aerospace, wind energy and industrial applications

Principal Competitors: Dow Chemical, BASF, Aditya Birla (Thai Epoxy), Gurit, Leuna and Huntsman

Coating applications
Floor Coatings (LER, Solutions, Performance Products)	Chemically resistant, antistatic and heavy duty flooring used in hospitals, the chemical industry, electronics workshops, retail areas and warehouses

Ambient Cured Coatings (LER, SER, Solutions, Performance Products)	Marine (manufacturing and maintenance), shipping containers and large steel structures (such as bridges, pipes, plants and offshore equipment)

Waterborne Coatings (EPI-REZ™ Epoxy Waterborne Resins)	Substitutes of solvent-borne products in both heat cured and ambient cured applications

Principal Competitors: Dow Chemical, Huntsman, Nan Ya, Air Products, Cytec, Formosa Plastics Group,

Basic Epoxy Resins and Intermediates

We are one of the world’s largest suppliers of basic epoxy resins, such as solid epoxy resin (“SER”) and LER. These base epoxies are used in a wide variety of industrial coatings applications. In addition, we are a major producer of bisphenol-A (“BPA”) and epichlorohydrin (“ECH”), key precursors in the downstream manufacture of basic epoxy resins and epoxy specialty resins. We internally consume the majority of our BPA, and virtually all of our ECH, giving us a competitive advantage versus our non-integrated competitors.

Products	Key Applications
Electrocoat (Liquid Epoxy Resin (“LER”), Solid Epoxy Resin (“SER”), BPA)	Automotive, general industry and white goods (such as appliances)

Powder Coatings (SER, Performance Products)	White goods, pipes for oil and gas transportation, general industry (such as heating radiators) and automotive (interior parts and small components)

Heat Cured Coatings (LER, SER)	Metal packaging and coil-coated steel for construction and general industry

Principal Competitors: Dow Chemical, Huntsman, Nan Ya and the Formosa Plastics Group, Leuna and Kukdo

Versatic Acids and Derivatives

We are the world’s largest producer of versatic acids and derivatives. Versatic acids and derivatives are specialty monomers that provide significant performance advantages for finished coatings, including superior adhesion, hydrolytic stability, water resistance and appearance and ease of application. Our products include basic versatic acids and derivatives sold under the Versatic™, VEOVA® and CARDURA® names. Applications for versatic acids include decorative, automotive and protective coatings as well as other uses, such as pharmaceuticals and personal care products. We manufacture versatic acids and derivatives using our integrated manufacturing sites and our internally produced ECH.

Products	Key Applications
CARDURA®	Automotive repair/refinishing, automotive original equipment manufacturing (“OEM”) and industrial coatings

Versatic Acids and Derivatives	Chemical building blocks, peroxides, pharmaceuticals and agrochemicals

VEOVA®	Architectural coatings and construction

Principal Competitors: ExxonMobil, Tianjin Shield and Hebei Huaxu

Phenolic Specialty Resins and Molding Compounds

We are one of the leading producers of phenolic specialty resins, which are used in applications that require extreme heat resistance and strength, such as after-market automotive and OEM truck brake pads, filtration, aircraft components and electrical laminates. These products are sold under globally recognized brand names such as BORDEN, BAKELITE, DURITE and CELLOBOND. Our phenolic specialty resins are also known for their binding qualities and used widely in the production of mineral wool and glass wool used for commercial and domestic insulation applications.

Products	Key Applications
Phenolic Specialty Resins
Composites and Electronic Resins	Aircraft components, ballistic applications, industrial grating, pipe, jet engine components, electrical laminates, computer chip encasement and photolithography

Automotive Phenol Formaldehyde Resins	Acoustical insulation, engine filters, brakes, friction materials, interior components, molded electrical parts and assemblies

Construction Phenol Formaldehyde Resins, Urea Formaldehyde Resins, Melamine Formaldehyde Resins, Ketone Formaldehyde and Melamine Colloid	Decorative laminates, fiberglass insulation, floral foam, lamp cement for light bulbs, molded appliance and electrical parts, molding compounds, sandpaper, fiberglass mat, electrical laminates and coatings,

Molding Compounds
Phenolic, Epoxy, unsaturated polyesters	High performance automotive transmissions and under-hood components, heat resistant knobs and bases, switches and breaker components, pot handles and ashtrays
Glass	High load, dimensionally stable automotive underhood parts and commutators

Principal Competitors: Dynea International, Arclin, Georgia-Pacific (a subsidiary of Koch Industries), Sumitomo (Durez), SI Group, Ashland, Huttenes-Albertus and Plenco

Formaldehyde and Forest Product Resins Segment

2009 Net Sales: $1,184

Formaldehyde Based Resins and Intermediates

We are the leading producer of formaldehyde-based resins for the North American forest products industry, and also hold significant positions in Europe, Latin America and Australia. Formaldehyde-based resins, also known as forest product resins, are a key adhesive and binding ingredient used in the production of a wide variety of engineered lumber products, including medium-density fiberboard (“MDF”), oriented strand board (“OSB”), oriented strand lumber (“OSL”) and various types of plywood and laminated veneer lumber (“LVL”). These products are used in a wide range of applications in the construction, remodeling and furniture industries. Forest product resins have relatively short shelf lives and as such, our manufacturing facilities are strategically located in close proximity to our customers.

In addition, we are the world’s largest producer of formaldehyde, a key raw material used to manufacture thousands of other chemicals and products, including the manufacture of methylene diphenyl diisocyanate (“MDI”). We internally consume the majority of our formaldehyde production in the production of forest product resins, giving us a competitive advantage versus our non-integrated competitors.

We are currently expanding our formaldehyde and forest products resins businesses in select regions where we believe there are prospects for growth. We recently completed the construction of a new manufacturing facility in Montenegro, Brazil, which began operations in the first quarter of 2010, and will serve the southern Brazil formaldehyde and forest products markets. In addition, our forest products joint venture in Russia, which began limited operations in the fourth quarter of 2009 and is awaiting final commissioning, will allow us to capitalize on growth opportunities in both Russia and Eastern Europe.

Products	Key Applications
Forest Products Resins
Engineered Wood Resins	Softwood and hardwood plywood, OSB, laminated veneer lumber, strand lumber and wood fiber resins, (such as particleboard), MDF and finished veneer lumber

Special Wood Adhesives	Laminated beams, structural and nonstructural fingerjoints, wood composite I-beams, cabinets, doors, windows, furniture, molding and millwork and paper laminations

Wax Emulsions	Moisture resistance for panel boards and other specialty applications

Principal Competitors: Dynea International, Arclin, Georgia-Pacific (a subsidiary of Koch Industries) and Tembec

Products	Key Applications
Formaldehyde Applications
Formaldehyde	Herbicides and fungicides, scavengers for oil and gas production, fabric softeners, Urea Formaldehyde, Melamine Formaldehyde, Phenol Formaldehyde, MDI, hexamine and other catalysts

Principal Competitors: Dynea International, Arclin and Georgia-Pacific (a subsidiary of Koch Industries)

Coatings & Inks Segment

2009 Net Sales: $888

Polyester Resins

We are a leading supplier of polyester resins in North America and are also one of the major producers of powder polyesters in Europe. We provide liquid and powder custom polyester resins to customers for use in industrial coatings that require specific properties, such as gloss and color retention, resistance to corrosion and flexibility. Polyester coatings are typically used in building construction, transportation, automotive, machinery, appliances and metal office furniture.

Products	Key Applications
Powder Polyesters	Outdoor durable systems for architectural window frames, facades and transport and agricultural machinery; indoor systems for domestic appliances and general industrial applications

Liquid Polyesters and Polyester Dispersions	Automotive, coil and exterior can coating applications

Principal Competitors: DSM, Cytec, Cray Valley/CCP, Reichhold, Nuplex and EPS (owned by Valspar)

Composite Resins

We manufacture composite resins from unsaturated polyester resins (“UPR”), which are generally combined with fiberglass to produce cost-effective finished structural parts for applications ranging from boat hulls and recreational vehicles to bathroom fixtures.

Products	Key Applications
Reinforced UPR and Vinyl Ester Resins	Marine, transportation, construction, consumer products, recreational vehicles, spas, bath and shower surrounds

Non-reinforced UPR and Vinyl Ester Resins	Cultured marble, construction, gel coat and surface coating and automotive putty

Principal Competitors: Ashland, AOC, Reichold, CCP

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

Principal Competitors: Reichhold, CCP/Atofina/Cray Valley, DSM, Nuplex and EPS (owned by Valspar)

Acrylic Resins

We are a significant supplier of water-based and solvent-based acrylic resins in Europe and North America. Acrylic resins are supplied as either acrylic homopolymers or as resins incorporating various comonomers that modify performance or cost. Water based acrylic homopolymers are used in interior trim paints and exterior applications where color, gloss retention and weathering protection are critical. Styrene is widely used as a modifying comonomer in our water-based acrylic resins. Styrene-acrylic copolymers are mainly used where high hydrophobicity and alkali resistance are required. In addition, we produce a wide range of specialty solution acrylic resins for marine and maintenance paints and automotive topcoats.

We are also a producer of acrylic monomer in Europe, the key raw material in our acrylic resins. This ability to internally produce a key raw material gives us a cost advantage and ensures us adequate supply.

Products	Key Applications
Acrylic Dispersions	Architectural: Interior semi-gloss and high gloss, interior and exterior paints, stains and sealers, drywall primer, masonry coatings and general purpose

Industrial: Automotive OEM, packaging, general metal, wood, plastic coatings, traffic marking paint, industrial maintenance and transportation , adhesives and textiles

Styrene-Acrylic Dispersions	Architectural: Interior matte to high gloss paints, interior and exterior paints, primer, masonry coatings and general purpose

Industrial: Building and Construction, Automotive OEM, general metal, wood, plastic coatings, traffic marking paint, industrial maintenance and transportation, adhesives and textiles

Solution Acrylics	Architectural markets: Aerosols, masonry and tile sealers

Industrial Markets: Transportation, packaging, aerosols, automotive OEM, appliance, industrial maintenance, marine and road marking

Principal Competitors: BASF, DSM (Neoresins), Dow Chemical, UES and Polymer Latex

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

Products	Key Applications
Vinyl Acetate Homopolymer Dispersions	Packaging, paper and wood adhesives and textiles

Vinyl Acetate Copolymers	Packaging, wood and paper adhesives and textiles

Vinyl Acrylic Dispersion	Architectural applications

Redispersible Powders	Tile adhesives, external thermal insulation and finishing systems, self leveling underlayments, repair mortars, gypsum compounds, membranes and grouts

Principal Competitors: Celanese, Wacker, Vinavil, Elotex, Dairen, Dow Chemical and UES

Inks and Adhesives Resins and Additives

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

In addition, we are a leading manufacturer of adhesive resins used in the production of pressure sensitive adhesives for ultimate production of tape and label products for use in various consumer and industrial markets.

Products	Key Applications
Hard Resins	Graphic arts, commercial, publication and packaging

Vehicles and Waxes	Sheet-fed, heatset, gloss and wetting vehicles and wax products

Liquid Inks	Polymer films, paper and corrugated boards

Tackifier Dispersions	Pressure sensitive adhesives and tapes and label applications

Principal Competitors: Mead Westvaco, Arizona Chemical, Resinall, Arakawa and Harima, Eastman

Performance Products Segment

2009 Net Sales: $256

Phenolic Encapsulated Substrates

We are a leading producer of phenolic encapsulated sand and ceramic substrates that are used in oil field services and foundry applications. Our highly specialized compounds are designed to perform well under extreme conditions, such as intense heat, high-stress and corrosive environments, that characterize oil and gas drilling and foundry industries. In the oil field services industry, our resin encapsulated proppants are used to enhance oil and gas recovery rates and extend well life. We are also the leading producer by volume of foundry resins in North America. Our foundry resin systems are used by major automotive and industrial companies for precision engine block casting, transmissions and brake and drive train components. In addition to encapsulated substrates, in the foundry industry, we also provide phenolic resin systems and ancillary products used to produce finished metal castings.

Products	Key Applications
Oil & Gas Stimulation Services Applications
Resin Encapsulated Proppants	Oil and gas fracturing

Foundry Applications
Refractory Coatings	Thermal resistant coatings for ferrous and nonferrous applications

Resin Coated Sands and Binders	Sand cores and molds

Principal Competitors: Ashland, Carbo Ceramics, Santrol and Atlas Resins

For additional information about our segments, see Note 18 in Item 8 of Part II of this Annual Report on Form 10-K.

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

In 2009, our largest customer accounted for less than 3% of our sales and our top ten customers accounted for approximately 15% of our sales. However, neither our overall business nor any of our reporting segments depends on any single customer, or a particular group of customers, the loss of which would have a material adverse effect on either the reporting segment or the Company as a whole. Our primary customers are manufacturers, and the demand for our products is seasonal in certain of our businesses, with the highest demand in the summer months and lowest in winter months. Demand can also be cyclical as our industry can be cyclical.

International Operations

Our international operations accounted for 59% of our sales in 2009 and 58% of our sales in 2008 and 2007. While our international operations may be subject to a number of additional risks such as exposure to foreign currency exchange risk, we do not believe that our foreign operations, on the whole, carry greater risk than our operations in the United States. We plan to grow our business in the Asian-Pacific, Eastern European and Latin American markets, where the use of our products is increasing. In the first quarter of 2010, we began operations of our formaldehyde and forest products resins plant in Brazil and a forest products resins manufacturing plant in Russia that is owned 50% through a joint venture. In addition we have announced plans to begin construction on a new plant in Korea to manufacture versatic acids. Information about sales by geographic region for the past three years and long-lived assets by geographic region for the past two years can be found in Note 18 in Item 8 of Part II of this Annual Report on Form 10-K. More information about our programs to manage exchange risk and interest rate risk can be found in Item 7A of Part II of this Annual Report on Form 10-K.

Raw Materials

Raw material costs account for approximately 70% of our cost of sales. In 2009, we purchased approximately $2.4 billion of raw materials. The three largest raw materials that we use are phenol, methanol and urea, which represented 33% of our total raw material expenditures. The majority of raw materials that we use to manufacture our products are available from more than one source and are readily available in the open market. We have long-term purchase agreements for certain raw materials that ensure the availability of adequate supply. These agreements generally have periodic price adjustment mechanisms and do not have minimum annual purchase requirements. Smaller quantity materials that are single sourced generally have long-term supply contracts to maximize supply reliability. Prices for our main feedstocks are generally driven by underlying petrochemical benchmark prices and energy costs, which are subject to price fluctuations. Although we seek to offset increases in raw material prices with increases in our product prices, we may not always be able to do so, and there are periods when price increases lag behind raw material price increases.

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

We have over 450 scientists and technicians worldwide. Our research and development facilities include a broad range of synthesis, testing and formulating equipment and small-scale versions of customer manufacturing processes for applications development and demonstration.

More recently, we have focused additional research and development resources on “green product” initiatives to remain competitive and to address our customers’ demands for more environmentally sensitive product solutions. Our efforts have focused on developing resin technologies that eliminate emissions, maximize the efficiency and renewability of bio-based natural resources and promote safe, environmentally-friendly manufacturing processes. A few examples of meaningful results of our investment in development of “green products” include:

•	EcoBind™ Resin Technology, an ultra low-emitting binder resin used to produce engineered wood products;

•	Albecor-Bio™ Powder Coating Resins which use a bio-based material for low-heat cure resulting in less energy and CO2 emissions

•	Hexitherm™ which enables small lengths of lumber to be assembled into finger-jointed studs with the same durability and strength as dimensional lumber, with resistance to heat

•	Epi-Rez™ Epoxy Waterborne Resins which provide for low or zero volatile organic compounds, reducing air emissions

•	PropTrac™ Fracture Diagnostics Service which enables oil & gas producers to eliminate use of radioactive tracers in well diagnostics

•	EcoRez™, Eco-Set™ and Eco-Web™ Ink Formulations which increase the use of bio-based, renewable raw materials, eliminate phenol content and volatile organic compounds

In 2009, 2008 and 2007, our research and development and technical services expense was $61, $73 and $70, respectively. We take a customer-driven approach to discover new applications and processes and provide customer service through our technical staff. Through regular direct contact with our key customers, our research and development associates can become aware of evolving customer needs in advance and can anticipate their requirements to more effectively plan customer programs. We also focus on continuous improvement of plant yields and production capacity and reduction of fixed costs.

Patents and Trademarks

We own, license or have rights to over 1,600 patents, over 1,800 trademarks, and various patent and trademark applications and technology licenses around the world, which we hold for use or currently use in our operations. A majority of our patents relate to developing new products and processes for manufacturing and will expire between 2010 and 2027. We renew our trademarks on a regular basis. While we view our patents and trademarks to be valuable, because of the broad scope of our products and services, we do not believe that the loss or expiration of any single patent or trademark would have a material adverse effect on our results of operations, financial position or the continuation of our business.

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

The European Commission enacted a new regulatory system in 2006, known as Registration, Evaluation, Authorization and Restriction of Chemical substances, or REACH, which requires manufacturers, importers and consumers of certain chemicals to register these chemicals and evaluate their potential impact on human health and the environment. As REACH matures, significant market restrictions could be imposed on the current and future uses of chemical products that we use as raw materials or that we sell as finished products in the European Union. Other countries may enact similar regulations.

Environmental Regulations

Our policy is to operate our plants in a manner that protects the environment and health and safety of our employees, customers and communities. Health, safety and environmental considerations are a priority in our planning for all existing and new products and processes. We have implemented companywide environmental, health and safety policies managed by our Environmental, Health and Safety (“EH&S”) department and overseen by the EH&S Committee of our Board of Directors. Our EH&S department has the responsibility to ensure that our operations worldwide maintain environmental compliance in accordance with applicable laws and regulations and place health and safety as a priority. This responsibility is executed via training, widespread communication of EH&S policies, formulation of relevant policies and standards, EH&S audits and incidence response planning and implementation. Our EH&S policies include systems and procedures that govern environmental emissions, waste generation, process safety management, handling, storage and disposal of hazardous substances, worker health and safety requirements, emergency planning and response and product stewardship.

Our operations involve the use, handling, processing, storage, transportation and disposal of hazardous materials and are subject to extensive environmental regulation at the federal, state and international level and are exposed to the risk of claims for environmental remediation or restoration. Our production facilities require operating permits that are subject to renewal or modification. Violations of environmental laws or permits may result in restrictions being imposed on operating activities, substantial fines, penalties, damages or other costs. In addition, statutes such as the federal Comprehensive Environmental Response, Compensation and Liability Act and comparable state and foreign laws impose strict, joint and several liability for investigating and remediating the consequences of spills and other releases of hazardous materials, substances and wastes at current and former facilities and at third-party disposal sites. Other laws permit individuals to seek recovery of damages for alleged personal injury or property damage due to exposure to hazardous substances and conditions at our facilities or to hazardous substances otherwise owned, sold or controlled by us. Therefore, notwithstanding our commitment to environmental management, environmental health and safety, we may incur liabilities in the future, and these liabilities may result in a material adverse effect on our business, financial condition, results of operations or cash flows.

Although our environmental policies and practices are designed to ensure compliance with international, federal and state laws and environmental regulations, future developments and increasingly stringent regulation could require us to make additional unforeseen environmental expenditures. In addition, our former operations, including our ink, wallcoverings, film, phosphate mining and processing, thermoplastics and food and dairy operations, may give rise to claims relating to our period of ownership.

We expect to incur future costs for capital improvements and general compliance under environmental laws, including costs to acquire, maintain and repair pollution control equipment. In 2009, we incurred related capital expenditures of $24. We estimate that capital expenditures in 2010 for environmental controls at our facilities will be between $35 and $40. This estimate is based on current regulations and other requirements, but it is possible that a material amount of capital expenditures, in addition to those we currently anticipate, could be necessary if these regulations or other requirements change.

Employees

At December 31, 2009, we had approximately 6,200 employees. Approximately 40% of our employees are members of a labor union or are represented by workers’ councils that have collective bargaining agreements, including most of our European employees. We believe that relations with our union and non-union employees are good.

Our Board of Directors and Shareholders expect honest and ethical conduct from every employee. We strive to adhere to the highest ethical standards in the conduct of our business and to comply with all laws and regulations that are applicable to the business. Each employee has a responsibility to maintain and advance the ethical values of the Company. In support of this, our employees receive training to emphasize the importance of compliance with our Code of Business Ethics.

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

If the global economic downturn continues into 2010, it will continue to impact our business operations, results of operations and financial condition.

Deteriorating global economic and financial market conditions, including severe disruptions in the credit markets and the potential for a significant and prolonged global economic downturn, have impacted our business operations. If the global economic environment begins to weaken again or remains slow for an extended period of time, we could experience further reduced demand for our products which would have a negative impact on our future results of operations. For example, sales to the construction industry are driven by trends in commercial and residential construction, housing starts and trends in residential repair and remodeling. Consumer confidence, mortgage rates, credit standards and availability and income levels play a significant role in driving demand in the residential construction, repair and remodeling sector. In the current market turmoil, many lenders and institutional investors have significantly reduced funding to borrowers. The lack of available or increased cost of credit, along with decreased demand due to a variety of factors, has led to decreased construction which has resulted in a reduction in demand for our products. A prolonged or further drop in consumer confidence, continued restrictions in the credit market or an increase in mortgage rates, credit standards or sustained high unemployment could delay the recovery of commercial and residential construction levels and have a material adverse effect on our business, financial condition, results of operations or cash flows. Further, our products are used in numerous applications in the automotive industry. We expect continued weakened levels of production in the North American and European automotive markets in 2010 to impact the demand for many of our resin products and molding compounds.

The current economic conditions may also materially impact our customers, suppliers and other parties with which we do business. Volatility and disruption of financial markets could limit the ability of our customers to obtain adequate financing to maintain operations and may cause them to terminate existing purchase orders and reduce the volume of products they purchase from us in the future. This situation could further impact their ability to pay our receivables, requiring us to assume additional credit risk related to these receivables or limit our ability to collect receivables from that customer. Adverse economic and financial market conditions may also cause our suppliers to be unable to meet their commitments to us or may cause suppliers to make changes in the credit terms they extend to us, such as shortening the required payment period for outstanding accounts receivable or reducing or eliminating the amount of trade credit available to us. These conditions could significantly affect our liquidity which may cause us to defer needed capital expenditures, reduce research and development or other spending, defer costs to achieve productivity and synergy programs, or sell assets. In addition, this could require us to incur additional borrowings which may not be available given the current financial market conditions, or may only be available at terms significantly less advantageous than our current credit terms.

We may not be able to generate sufficient cash flows from operations to meet our debt service payments. In addition, our interest expense could increase if interest rates increase.

We are a highly leveraged company. As of December 31, 2009, we have $3,510 of outstanding indebtedness.

During the first quarter of 2010, we entered into an amendment agreement to our senior secured credit facilities. Under the amendment, we extended the maturity of approximately $957 of our Senior Secured Credit Facility term loans from May 5, 2013 to May 5, 2015 and increased the interest rate with respect to such term loans from LIBOR plus 2.25% to LIBOR plus 3.75%. In addition to, and in connection with, this amendment agreement, we issued $1,000 aggregate principal amount of 8.875% senior secured notes due 2018. We used the net proceeds of $993 ($1,000 less original issue discount of $7) from the issuance to repay $800 of our U.S. term loans under the Senior Secured Credit Facility, pay certain related transaction costs and expenses, and provide incremental liquidity of $162. Collectively, we refer to these transactions as the “Amendment and Offering Transactions.”

As of December 31, 2009, as adjusted for the Amendment and Offering Transactions, we would have had $3,703 of outstanding indebtedness (refer to “Liquidity and Capital Resources” in Part II of Item 7 on this Annual Report on Form 10-K). In 2010, based on the amount of indebtedness outstanding at December 31, 2009, as adjusted for the Amendment and Offering Transactions, our cash debt service is expected to be approximately $346 (including $82 of short term debt and capital lease maturities) based on interest rates at February 24, 2010, of which $246 represents debt service on fixed-rate obligations (including variable rate debt subject to interest rate swap agreements). Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt depends on a range of economic, competitive and business factors, many of which are outside our control, and we may not generate sufficient cash flow from operations to meet our debt service and other obligations. If we are unable to meet our expenses and debt service obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets or raise equity capital. We may not be able to refinance any of our indebtedness, sell assets or raise equity capital on commercially reasonable terms, or at all, which could cause us to default on our obligations and impair our liquidity. Any inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms would have a material adverse impact on our business, financial condition and results of operations.

Our senior secured credit facilities, including the terms governing our indebtedness, limit our ability to sell assets and also restrict the use of proceeds from that sale. We may not be able to sell assets quickly enough or for sufficient amounts to enable us to meet our obligations. Furthermore, a substantial portion of our assets are, and may continue to be, intangible assets. Therefore, it may be difficult for us to pay our debt obligations in the event of an acceleration of any of our indebtedness.

In addition to our debt service needs, our parent company, Hexion LLC, will likely need to rely upon distributions from us to service its outstanding term loans, $192 aggregate principal amount of which are outstanding as of December 31, 2009, including for the payment of interest, to the extent that our parent elects to pay interest in cash, and for the payment of principal at maturity in December 2014. We may not generate sufficient cash flow from operations to pay dividends or distributions to our parent in amounts sufficient to allow it to pay principal or cash interest on its debt. In addition, our ability to make distributions to our parent is subject to restrictions in our various debt instruments. If Hexion LLC is unable to meet its debt service obligations, it could attempt to restructure or refinance its indebtedness or seek additional equity capital. We cannot assure you that our parent will be able to accomplish these actions on satisfactory terms, if at all. A default under the Hexion LLC term loans could result in a change of control under our other debt instruments and lead to an acceleration of all outstanding loans under our senior secured credit facilities and our other indebtedness.

Our interest expense could increase if interest rates increase because 31% of our outstanding borrowings at December 31, 2009, as adjusted for the Amendment and Offering Transactions, including the impact of outstanding interest rate swap agreements, are at variable interest rates. While we have interest rate swaps in place to hedge a portion of the risk, an increase of 1% in the interest rate payable on our variable rate indebtedness would increase our 2010 estimated debt service requirements by approximately $15.

Repayment of our debt, including required principal and interest payments on our indebtedness, is dependent on cash flow generated by our foreign subsidiaries.

Our foreign subsidiaries own a significant portion of our assets and conduct a significant portion of our operations. Accordingly, repayment of our indebtedness is dependent, to a significant extent, on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While there are limitations on the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make intercompany payments to us, these limitations are subject to certain qualifications and exceptions. In the event that we are unable to receive distributions from our subsidiaries we may be unable to make required principal and interest payments on our indebtedness.

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.

Our substantial level of indebtedness could have other consequences to our financial position and results of operations, including the following:

•	it may limit our flexibility to plan for, or react to, changes in our operations or business;

•	we are more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable to downturns in our business or in the economy, such as the current economic environment;

•	it may make it more difficult for us to satisfy our obligations with respect to our existing indebtedness;

•

it may limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds (which may already be severely limited by availability and increased cost of credit in the current market) or dispose of assets;

•	it would cause a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing, as needed;

•	it may cause a substantial portion of our cash flow from operations to be dedicated to the repayment of our indebtedness and not be available for other purposes; and

•	it may restrict us from making strategic acquisitions, introducing new technologies or exploiting business opportunities.

We may fail to achieve all expected cost savings, which could impact our business operations, results of operations and financial conditions.

A significant element of our business strategy is to improve our operating efficiencies and reduce our operating costs. We are currently targeting $125 in additional productivity savings over the next 18 months. The Company expects to incur $69 in one-time costs to achieve these savings, including restructuring costs and expected capital expenditures related to productivity programs. A variety of factors could cause us not to achieve the remaining $125 in productivity savings, including not being able to fund the $69 in one-time costs. As a result, our future results of operations and profitability would be negatively impacted. See Note 4 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for additional information on our productivity program.

The terms of our senior secured credit facilities and other debt may restrict our current and future operations, in particular our ability to respond to changes in our business or to take certain actions.

Our senior secured credit facilities and other debt contain, and any future indebtedness we incur would likely contain, a number of restrictive covenants that can impose significant operating and financial restrictions on our ability to, among other things:

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

In addition, our senior secured credit facilities require us to meet a senior secured bank leverage test. As a result of these covenants and this ratio, we are limited in how we may conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. A further downturn in our business could cause us to fail to comply with the covenants in our senior secured credit facilities. In addition, our senior secured credit facilities contain cross-acceleration and cross default provisions. Accordingly, certain foreign borrowing defaults under our debt agreements could result in our outstanding debt becoming immediately due and payable.

A failure to comply with the covenants contained in our senior secured credit facilities or our other debt could result in a default, which if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. In the event of any default under our senior secured credit facilities or our other indebtedness, the lenders:

•	could not be required to lend any additional amounts to us;

•	could elect to declare all borrowings that are outstanding, together with accrued and unpaid interest and fees, to become immediately due and payable;

•	could require us to apply all of our available cash to repay these borrowings; or

•	could prevent us from making debt service payments on our other indebtedness, which could result in an event of default.

If the indebtedness under our senior secured credit facilities or our other indebtedness were to be accelerated, our assets may not be sufficient to repay such indebtedness in full.

Our senior credit facility permits a default in our senior secured leverage ratio covenant to be cured by cash contributions to the Company’s capital from the proceeds of equity purchases or cash contributions to the capital of Hexion LLC, our parent company. The cure amount cannot exceed the amount required for purposes of complying with the covenant related to that particular quarter. In addition, in each four quarter period, there must be one quarter in which the cure right is not exercised.

Despite our substantial indebtedness we may still be able to incur significantly more debt. This could intensify the risks described above.

The terms of the instruments governing our indebtedness contain restrictions on our ability to incur additional indebtedness. These restrictions are subject to a number of important qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could be substantial. Accordingly, we could incur significant additional indebtedness in the future, much of which could constitute First-Priority Obligations and all of which could constitute pari passu or junior-priority secured obligations. As of December 31, 2009, as adjusted for the effects of the Amendment and Offering Transactions, we would have had $190 of unutilized capacity under our senior secured revolving credit facility, including the subfacility for letters of credit, and our liquidity facility provided by affiliates of Apollo, and the covenants under our debt agreements would allow us to borrow a significant amount of additional indebtedness. The more we become leveraged, the more we, and in turn our security holders, become exposed to the risks described above under “Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry” and “We may not be able to generate sufficient cash flows from operations to meet our debt service payments. In addition, our interest expense could increase if interest rates increase.”

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

The markets that we operate in are highly competitive, and this competition could harm our results of operations, cash flows and financial condition. Our competitors include major international producers as well as smaller regional competitors. We believe that the most significant competitive factor that impacts demand for our products is selling price. We may be forced to lower our selling price based on our competitors’ pricing decisions, which would reduce our profitability. In fact, certain markets that we serve have become commoditized in recent years and have given rise to several industry players resulting in fierce price competition in these markets. This has been further magnified through the impact of the recent global economic downturn as chemical companies have focused more on price to retain business and market share. In addition, we face competition from a number of products that are potential substitutes for our products, such as formaldehyde resins. Growth in substitute products could adversely affect our market share, net sales and profit margins.

Additional trends include current and anticipated consolidation among our competitors and customers which may cause us to lose market share as well as put downward pressure on pricing. There is also a trend in the chemical industry toward relocating manufacturing facilities to lower-cost regions, such as Asia, which may permit some of our competitors to lower their costs and improve their competitive position. Furthermore, there has been an increase in new competitors based in these regions.

Some of our competitors are larger, have greater financial resources and have less debt than we do. As a result, those competitors may be better able to withstand a change in conditions within our industry and in the economy as a whole. If we do not compete successfully, our operating margins, financial condition, cash flows and profitability could be adversely affected. Furthermore, if we do not have adequate capital to invest in technology, including expenditures for research and development, our technology could be rendered uneconomical or obsolete thus affecting our ability to remain competitive.

An inadequate supply of raw materials or fluctuations in raw material costs could have an adverse impact on our business.

Raw material costs make up approximately 70% of our cost of sales. During the past three years, the prices of our raw materials have been volatile. For example, the average prices of phenol, methanol and urea decreased by approximately 20%, 53% and 46%, respectively, in 2009 compared to 2008, and increased by approximately 2%, 14% and 53%, respectively, in 2008 compared to 2007.

Although many of our contracts include competitive price clauses that allow us to buy outside the contract if market pricing falls below contract pricing, and many other contracts have minimum-maximum monthly volume commitments that allow us to take advantage of spot pricing, we may not be able to purchase raw materials at market prices. In addition, some of our customer contracts include selling price provisions that are indexed to publicly available indices for these materials; however, we may not be able to pass on raw material price increases to our customers immediately, if at all. Due to differences in timing of the pricing trigger points between our sales and purchase contracts, there is often a “lead-lag” impact that can negatively impact our margins in the short term in periods of rising raw material prices and positively impact them in the short term in periods of falling raw material prices. However, raw material prices began to increase in the second half of 2009 and may continue this trend in 2010. Future raw material prices may be impacted by new laws or regulations, suppliers’ allocations to other purchasers, changes in our supplier manufacturing processes as some of our products are byproducts of these processes, interruptions in production by suppliers, natural disasters, volatility in the price of crude oil and related petrochemical products and changes in exchange rates. If the cost of raw materials increases significantly and we are unable to offset the increased costs with higher selling prices, our profitability will decline. However, increases in prices for our products could hurt our ability to remain both competitive and profitable in the markets in which we compete.

Our manufacturing operations require adequate supplies of raw materials on a timely basis. We rely on long-term agreements with key suppliers for most of our raw materials. The loss of a key source or a delay in shipments could have an adverse effect on our business. Raw material availability may be subject to curtailment or change due to, among other things, new laws or regulations, suppliers’ allocations to other purchasers, interruptions in production by suppliers and natural disasters. Should any of our suppliers fail to deliver raw materials to us or should any key long-term supply contracts be cancelled, we may be forced to purchase raw materials in the open market. As a result, we may not be able to purchase these materials which could adversely affect our volumes, or may not be able to purchase them at prices that would allow us to remain competitive. During the past several years, certain of our suppliers have experienced force majeure events rendering them unable to deliver all, or a portion of, the contracted-for raw materials. On these occasions, we were forced to purchase replacement raw materials in the open market at significantly higher costs, place our customers on an allocation of our products or invoke force majeure in our contracts with our customers.

Our largest supplier provides 9% of our raw material purchases, and we could incur significant time and expense if we had to replace this supplier. In addition, several of our feedstocks at various facilities are transported through a pipeline from one supplier. If we were unable to receive these feedstocks through these pipeline arrangements, we may not be able to obtain them from other suppliers at competitive prices or in a timely manner.

Environmental obligations and liabilities could have a substantial negative impact on our financial condition, cash flows and profitability. In addition, our production facilities are subject to significant operating hazards which could cause personal injury and loss of life, severe damage to, or destruction of, property and equipment, and environmental contamination.

Our operations involve the use, handling, processing, storage, transportation and disposal of hazardous materials and are subject to extensive environmental laws and regulations at the national, state, local and international level. These environmental laws and regulations include some that govern the discharge of pollutants into the air and water, the management and disposal of hazardous materials and wastes, the cleanup of contaminated sites, and occupational health and safety. We have incurred, and will continue to incur, significant costs and capital expenditures to comply with these laws and regulations. In 2009, we incurred related capital expenditures of $24 to comply with environmental laws and regulations, and other environmental improvements. Violations of environmental laws or permits may result in restrictions being imposed on our operating activities or in our being subjected to substantial fines, penalties, criminal proceedings, third party property damage or personal injury claims or other costs. In addition, future developments or increasingly stringent regulations could require us to make additional unforeseen environmental expenditures.

Even if we fully comply with environmental laws, we are subject to liability associated with hazardous substances in soil, groundwater and elsewhere at a number of sites. These include sites that we formerly owned or operated and sites where hazardous wastes and other substances from our current and former facilities and operations have been treated, stored or disposed of, as well as sites that we currently own or operate. Depending upon the circumstances, our liability may be joint and several, meaning that we may be held responsible for more than our proportionate share, or even all, of the liability involved. Environmental conditions at these sites can lead to claims against us for personal injury or wrongful death, property damages and natural resource damage, as well as to claims and obligations for the investigation and cleanup of environmental conditions. The extent of any of these liabilities is difficult to predict, but in the aggregate such liabilities could be material.

Our production facilities are subject to hazards associated with the manufacture, handling, storage and transportation of chemical materials and products, including pipeline leaks and ruptures, explosions, fires, inclement weather and natural disasters, mechanical failure and environmental hazards, such as spills, discharges or releases of toxic or hazardous substances and gases, storage tank leaks and remediation complications. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental contamination and other environmental damage, and could have a material adverse effect on our financial condition. We may incur losses beyond the limits or coverage of our insurance policies for liabilities that are associated with environmental cleanup that may arise from these hazards. In addition, various kinds of insurance for companies in the chemical industry have not been available on commercially acceptable terms, or, in some cases, have been unavailable altogether. In the future, we may not be able to obtain coverage at current levels, and our premiums may increase significantly on coverage that we maintain.

We have been notified that we are or may be responsible for environmental remediation at a number of sites in the United States, Europe and South America. We are also performing a number of voluntary cleanups. The most significant site, making up approximately half of our remediation accrual, is a site formerly owned by us in Geismar, Louisiana. As the result of former, current or future operations, there may be additional environmental remediation or restoration liabilities or claims of personal injury by employees or members of the public due to exposure or alleged exposure to hazardous materials in connection with our operations, properties or products. Sites sold by us in past years may have significant site closure or remediation costs and our share, if any, may be unknown to us at this time. These environmental liabilities or obligations, or any that may arise or become known to us in the future, could have a material adverse effect on our financial condition, cash flows and profitability.

Because we manufacture and use materials that are known to be hazardous, we are subject to comprehensive product and manufacturing regulations, for which compliance can be costly and time consuming. In addition, we may be subject to personal injury or product liability claims as a result of human exposure to such hazardous materials.

We produce hazardous chemicals that require care in handling and use that are subject to regulation by many U.S. and non-U.S. national, supra-national, state and local governmental authorities. In some circumstances, these authorities must approve our products and manufacturing processes and facilities before we may sell some of these chemicals. To obtain regulatory approval of certain new products, we must, among other things, demonstrate to the relevant authority that the product is safe for its intended uses and that we are capable of manufacturing the product in compliance with current regulations. The process of seeking approvals can be costly, time consuming and subject to unanticipated and significant delays. Approvals may not be granted to us on a timely basis, or at all. Any delay in obtaining, or any failure to obtain or maintain, these approvals would adversely affect our ability to introduce new products and to generate revenue from those products. New laws and regulations may be introduced in the future that could result in additional compliance costs, bans on product sales or use, seizures, confiscation, recall or monetary fines, any of which could prevent or inhibit the development, distribution or sale of our products and could increase our customers’ efforts to find less hazardous substitutes for our products. We are subject to ongoing reviews of our products and manufacturing processes.

Formaldehyde is extensively regulated, and various public health agencies continue to evaluate it. In 2004, the International Agency for Research on Cancer (“IARC”) reclassified formaldehyde as “carcinogenic to humans,” a higher classification than previous IARC evaluations. In 2009, the IARC determined that there is sufficient evidence in human beings of a causal association of formaldehyde with leukemia. Soon thereafter, an Expert Panel of the National Toxicology Program (“NTP”) recommended that formaldehyde should be listed as “known to be a human carcinogen” in the 12th Report on Carcinogens (“RoC”) based on their finding of sufficient evidence in human epidemiology studies. The Environmental Protection Agency (“EPA”) has initiated a regulatory investigation into potential risks associated with formaldehyde emissions from composite wood products. The EPA, under its Integrated Risk Information System (“IRIS”), has also recently released for public comment an external draft of its toxicological review of methanol (one of our major raw materials used in connection with production of formaldehyde and other products we manufacture) finding that methanol fulfills the criteria to be described as “likely to be a human carcinogen.” It is possible that further governmental reviews may result in substantial additional costs to meet any new regulatory requirements and could reduce demand for these chemicals and products that contain them which could have a material adverse effect on our operations and profitability. The aforementioned subject matter could become the basis of product liability litigation.

Plaintiffs’ attorneys are also focusing on alleged harm caused by other products we have made or used, including silica-containing resin coated sands and discontinued products, some of which may have contained some asbestos fines. While we cannot predict the outcome of pending suits and claims, we believe that we maintain adequate reserves, in accordance with our policy, to address currently pending litigation and are adequately insured to cover currently pending and foreseeable future claims. However, an unfavorable outcome in these litigation matters may cause our profitability, business, financial condition and reputation to decline.

BPA, which is used as an intermediate at our Deer Park, Texas and Pernis, Netherlands manufacturing facilities, and is also sold directly to third parties, is currently under evaluation as an “endocrine disrupter.” Endocrine disrupters are chemicals that have been alleged to interact with the endocrine systems of human beings and wildlife and disrupt their normal processes. BPA continues to be subject to regulatory and legislative review and negative publicity. We do not believe it is possible to predict the outcome of regulatory and legislative initiatives. In the event that BPA is further regulated or banned for use in certain products, substantial additional operating costs would be likely in order to meet more stringent regulation of this chemical and could reduce demand for the chemical and have a material adverse effect on our operations and profitability.

We manufacture resin-coated sand. Because sand consists primarily of crystalline silica, potential exposure to silica particulate exists. Overexposure to crystalline silica is a recognized health hazard. The Occupational Safety and Health Administration (“OSHA”), continues to maintain on its regulatory calendar the possibility of promulgating a comprehensive occupational health standard for crystalline silica within the next few years. We may incur substantial additional costs to comply with any new OSHA regulations.

Regulatory Programs

The Company also faces an increasing likelihood that its manufacturing sites worldwide will be subject to new or expanded greenhouse gas (“GHG”) regulatory programs being implemented at the foreign, supranational, federal, state and local levels. These regulatory programs could include taxation of GHG emissions and/or GHG emission limitations. Potential impacts of increased regulation of GHG emissions could include increased energy costs and increased compliance costs. Currently it is not possible to estimate the financial impact of future GHG regulatory programs on any of our sites.

In 2006, the European Commission enacted a new regulatory system, known as REACH, which requires manufacturers, importers and consumers of certain chemicals to register these chemicals and evaluate their potential impacts on human health and the environment. As REACH matures, significant market restrictions could be imposed on the current and future uses of chemical products that we use as raw materials or sell as finished products in the European Union. Although we cannot accurately predict future compliance costs, they could be significant. If we fail to comply with applicable laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls or seizures, which could have an adverse effect on our financial condition, cash flows and profitability. Other countries in which we operate may adopt similar regulations which could require us to incur additional operating costs to comply with these regulations.

We are subject to claims from our customers and their employees, environmental action groups and neighbors living near our production facilities.

We produce hazardous chemicals that require appropriate procedures and care to be used in handling or in using them to manufacture other products. As a result of the hazardous nature of some of the products we use and produce, we may face claims relating to incidents that involve our customers’ improper handling, storage and use of our products. We have historically faced a number of lawsuits, including class action lawsuits, that claim liability for death, injury or property damage caused by products that we manufacture or that contain our components. These lawsuits, and any future lawsuits, could result in substantial damage awards against us, which in turn could encourage additional lawsuits and could cause us to incur significant legal fees to defend such lawsuits, either of which could have a material adverse effect on our financial condition and profitability. In addition, the activities of environmental action groups could result in litigation or damage to our reputation.

Natural or other disasters could disrupt our business and result in loss of revenue or higher expenses.

Any serious disruption at any of our facilities due to hurricane, fire, earthquake, flood, terrorist attack or any other natural or man-made disaster could impair our ability to use our facilities and have a material adverse impact on our revenues and increase our costs and expenses. For example, we have manufacturing facilities in the U.S. Gulf Coast region that were impacted by Hurricanes Katrina and Rita in 2005 and Hurricanes Gustav and Ike in 2008. If there is a natural disaster or other serious disruption at any of our facilities, it could impair our ability to adequately supply our customers and negatively impact our operating results. In addition, many of our current and potential customers are concentrated in specific geographic areas. A disaster in one of these regions could have a material adverse impact on our operations, operating results and financial condition. Our business interruption insurance may not be sufficient to cover all of our losses from a disaster, in which case our unreimbursed losses could be substantial.

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

We conduct our business and incur costs in the local currency of most of the countries in which we operate. In 2009, our sales outside the United States represented approximately 59% of our total sales. Our results of operations are reported in the relevant local currency and then translated to U.S. dollars at the applicable currency exchange rate for our financial statements. Changes in exchange rates between those foreign currencies and the U.S. dollar will affect our sales and earnings and may result in exchange translation losses. During times of a strengthening U.S. dollar, our reported international sales and earnings may be reduced because the local currency may translate into fewer U.S. dollars. In addition to currency translation risks, we have currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or sale transaction using a different currency from the currency in which it receives revenues. Any hedging transactions we enter into to mitigate the impact of specific exchange rate fluctuations may not be effective or could result in foreign exchange hedging losses. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted. Given the volatility of exchange rates, we may not be able to effectively manage our foreign currency transaction and/or translation risks, and any volatility in currency exchange rates may have an adverse effect on our financial condition, cash flows and profitability.

We operate our business in countries that historically have been and may continue to be susceptible to recessions or currency devaluation, including Brazil, Malaysia and Argentina. In addition, as we expand our business in emerging markets, particularly in China and Russia, the uncertain regulatory environment in these countries could have a negative impact on our operations there.

Other risks of international operations include trade barriers, tariffs, exchange controls, national and regional labor strikes, social and political risks, general economic risks and required compliance with a variety of U.S. and foreign laws, including import/export control laws and tax laws. Furthermore, in foreign jurisdictions where the “rule of law” and legal processes may vary widely, we may experience difficulty in enforcing agreements. In jurisdictions where bankruptcy laws and practices may vary, we may experience difficulty collecting foreign receivables through foreign legal systems. The occurrence of these risks could disrupt the businesses of our international subsidiaries.

We rely on patents and confidentiality agreements to protect our intellectual property. Our inability to protect these intellectual property rights could adversely affect our future performance and growth.

Protection of our proprietary processes, methods and compounds and other technology is important to our business. Our inability to protect our existing intellectual property rights may result in the loss of valuable technologies or having to pay other companies for infringing on their intellectual property rights. We rely on patent, trade secret, trademark and copyright law as well as judicial enforcement to protect these technologies. The majority of our patents relate to developing new products and processes for manufacturing, and they expire at various times between 2010 and 2027. Some of our technologies are not covered by any patent or patent application. In addition, our patents could be challenged, invalidated, circumvented or rendered unenforceable. Furthermore, pending patent applications may not result in an issued patent, or if patents are issued to us, these patents may not provide meaningful protection against competitors or against competitive technologies.

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

Our pension expenses and funding requirements are affected by factors outside our control, including the performance of plan assets, interest rates, actuarial data and experience and changes in laws and regulations.

Our future funding obligations for our employee benefit plans depend upon the levels of benefits provided for by the plans, the future performance of assets set aside for these plans, the rates of interest used to determine funding levels, actuarial data and experience and any changes in government laws and regulations. In addition, our employee benefit plans hold a significant amount of equity securities. If the market values of these securities decline further, our pension expense and funding requirements would increase and, as a result, could materially affect our business.

Our funded and unfunded employee benefit plans are under-funded on a U.S. Generally Accepted Accounting Principles (“GAAP”) basis by $205. Any decrease in interest rates and asset returns, if and to the extent not offset by contributions, could increase our obligations under such plans. We are legally required to make contributions to the pension plans in the future, and those contributions could be material. The need to make these cash contributions will reduce the amount of cash that would be available to meet other obligations or the needs of our business.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Our headquarters are in Columbus, Ohio and we have European executive offices in Seattleweg, Netherlands. Our major manufacturing facilities are primarily located in North America and Europe. As of December 31, 2009, we operated 35 domestic production and manufacturing facilities in 19 states and 56 foreign production and manufacturing facilities primarily in Australia, Brazil, Canada, China, the Czech Republic, France, Germany, Italy, Korea, Malaysia, Netherlands, New Zealand, Spain and the United Kingdom.

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

In addition, we have the ability to internally produce key intermediate materials such as formaldehyde, BPA, ECH, versatic acid and acrylic acid. This backward integration provides us with cost advantages and facilitates our adequacy of supply. These facilities are usually co-located with downstream resin manufacturing facilities they serve. As these intermediate materials facilities are often much larger than a typical resins plant, we can capture the benefits of manufacturing efficiency and scale by selling material that we do not use internally to third parties.

We believe our production and manufacturing facilities are well maintained and effectively utilized and are adequate to operate our business. Following are our more significant production and manufacturing facilities and executive offices:

Location	Nature of Ownership	Reporting Segment
Argo, IL*	Owned	Epoxy and Phenolic Resins
Barry, UK	Owned	Epoxy and Phenolic Resins
Deer Park, TX*	Owned	Epoxy and Phenolic Resins
Duisburg-Meiderich, Germany	Owned	Epoxy and Phenolic Resins
Iserlohn-Letmathe, Germany	Owned	Epoxy and Phenolic Resins
Lakeland, FL	Owned	Epoxy and Phenolic Resins
Louisville, KY	Owned	Epoxy and Phenolic Resins
Moerdijk, Netherlands*	Owned	Epoxy and Phenolic Resins
Norco, LA*	Owned	Epoxy and Phenolic Resins
Pernis, Netherlands*	Owned	Epoxy and Phenolic Resins
Wesseling, Germany	Leased	Epoxy and Phenolic Resins
Onsan, South Korea	Owned	Epoxy and Phenolic Resins
Brimbank, Australia	Owned	Formaldehyde and Forest Products
Curitiba, Brazil	Owned	Formaldehyde and Forest Products
Edmonton, AB, Canada	Owned	Formaldehyde and Forest Products
Fayetteville, NC	Owned	Formaldehyde and Forest Products
Geismar, LA	Owned	Formaldehyde and Forest Products
Gonzales, LA	Owned	Formaldehyde and Forest Products
Hope, AR	Owned	Formaldehyde and Forest Products
Kitee, Finland	Owned	Formaldehyde and Forest Products
Leuna, Germany	Owned	Formaldehyde and Forest Products
Springfield, OR	Owned	Formaldehyde and Forest Products
St. Romuald, QC, Canada	Owned	Formaldehyde and Forest Products
Carpentersville, IL	Owned	Coatings and Inks
Forest Park, GA	Owned	Coatings and Inks
Kallo, Belgium**	Owned	Coatings and Inks
Ribecourt, France	Owned	Coatings and Inks
Sokolov, Czech Republic	Owned	Coatings and Inks
Brady, TX	Owned	Performance Products
Columbus, OH†	Leased	Corporate and Other
Rotterdam, Netherlands†	Leased	Corporate and Other
Shanghai, China†	Leased	Corporate and Other

*	We own all of the assets at this location. The land is leased.
**	The assets at this location are owned, except the land and building, which are occupied pursuant to a lease.
†	Executive offices.

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

Litigation Related to the Terminated Merger with Huntsman

On July 17, 2008, an individual Huntsman shareholder filed suit against the Company, Craig O. Morrison, President and Chief Executive Officer, and Joshua J. Harris, Director, in the United States District Court in the Southern District of New York related to matters arising out of the Huntsman Agreement (the “New York Shareholder Action”). The plaintiff in the New York Shareholder Action seeks to represent a class of purchasers of Huntsman common stock between May 14, 2008 and June 18, 2008. The complaint alleges that the defendants disseminated false and misleading statements and failed to disclose material facts regarding the merger during the Class Period in violation of U.S. securities laws. In October 2009, the parties reached a settlement agreement which includes payment by us of $18 million. The settlement agreement has been approved by the court. In January 2010, we negotiated a resolution with our director and officer liability insurance carrier for payment of $8 million of the total settlement.

On September 30, 2009, we received a letter from counsel for affiliates of Credit Suisse and Deutsche Bank (the “Banks”) which demanded payment of the Banks’ legal fees claimed to be in excess of $60 million incurred in various litigations associated with the terminated merger of us and Huntsman. We have rejected the Banks’ demand citing not only the Banks’ material breach of their commitment to fund the merger, but among other things, their failure to obtain our approval of their settlement with Huntsman, the failure to provide a release for any and all liabilities in favor of us, and the unreasonable amount of the fees sought.

Other Litigation

For all material claims, including those in the normal course of business, refer to Note 12 in Item 8 of Part II of this Annual Report on Form 10-K.

ITEM 4 - RESERVED

PART II

(dollars in millions, except per share data)

ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for our common stock. As of March 1, 2010, 82,556,847 common shares were held by our parent, Hexion LLC.

Other than the extraordinary dividends that we previously declared in 2005 and 2006, we do not currently intend to pay any cash dividends on our common stock, and instead intend to retain earnings, if any, to fund future operations and to reduce our debt. Our senior secured credit facilities and the indentures that govern our notes impose restrictions on our ability to pay dividends. Therefore, our ability to pay dividends on our common stock will depend on, among other things, our level of indebtedness at the time of the proposed dividend and whether we are in default under any of our debt instruments. Our future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors that our board of directors considers relevant. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, business opportunities, provision of applicable law and other factors that our board of directors may consider relevant. For a discussion of our cash resources and needs, see Item 7 of Part II of this Annual Report on Form 10-K.

We have no compensation plans that authorize issuing our common stock to employees or non-employees. In addition, there have been no sales or repurchases of our equity securities during the past fiscal year. However, we have, in the past, issued equity awards that are denominated in the common units of our parent, Hexion LLC. As the awards were granted in exchange for service to us these awards are included in our consolidated financial statements. For a discussion of these equity plans see Note 15 in Item 8 and Item 11 of Part II and Part III, respectively, of this Annual Report on Form 10-K.

In 2007, the Company declared a dividend to its parent of $1. In 2006, we declared a dividend to our parent of $500 in connection with a debt refinancing. Approximately $480, funded from the proceeds of newly issued debt, was paid in 2006. In 2005, in conjunction with the Hexion Formation, we declared a dividend to our parent of $550, of which $523 was paid during 2005. The dividend was funded through proceeds that we received from issuing preferred stock and from amounts that we borrowed under our credit facility. We paid $10, $2 and $13 in 2009, 2008 and 2007, respectively, related to these dividends. The remainder is expected to be paid as required by our parent through 2012.

ITEM 6 - SELECTED FINANCIAL DATA

	Year ended December 31,
	2009	2008(8)	2007(1)(8)	2006(2)(8)	2005(3)(8)
	(dollars in millions, except per share data)
Statements of Operations:
Net sales	$4,030	$6,093	$5,810	$5,205	$4,442
Cost of sales	3,511	5,467	5,019	4,485	3,781

Gross profit	519	626	791	720	661
Selling, general and administrative expense	345	393	390	384	391
Terminated merger and settlement (income) expense, net	(40)	1,027	—	—	—
Integration and transaction costs	—	27	39	77	57
Asset impairments	50	21	32	12	8
Business realignment costs	56	41	21	—	9
Other operating expense (income), net(4)	14	10	7	(39)	(12)

Operating income (loss)	94	(893)	302	286	208
Interest expense, net	223	304	310	242	203
(Gain) loss on extinguishment of debt	(224)	—	—	121	17
Other non-operating expense, net	—	7	15	3	16

Income (loss) before income tax and earnings from unconsolidated entities	95	(1,204)	(23)	(80)	(28)
Income tax expense (benefit)	2	(17)	44	14	48

Income (loss) before earnings from unconsolidated entities	93	(1,187)	(67)	(94)	(76)
Earnings from unconsolidated entities, net of taxes	2	2	4	3	2

Net income (loss)	95	(1,185)	(63)	(91)	(74)
Net income attributable to noncontrolling interest	(3)	(5)	(2)	(4)	(3)

Income (loss) from continuing operations	92	(1,190)	(65)	(95)	(77)
Loss from discontinued operations(5)	—	—	—	(14)	(10)

Net income (loss) attributable to Hexion Specialty Chemicals, Inc.	92	(1,190)	(65)	(109)	(87)
Accretion of redeemable preferred stock	—	—	—	33	30

Net income (loss) available to common shareholders	$92	$(1,190)	$(65)	$(142)	$(117)

Dividends declared per common share	$—	$—	$0.01	$6.12	$6.66

Cash Flows provided by (used in):

Operating activities	$355	$(632)	$174	$21	$171
Investing activities	(132)	(134)	(335)	(277)	(354)
Financing activities	(222)	706	288	128	219

Balance Sheet Data (at end of period):
Cash and cash equivalents	$142	$127	$199	$64	$183
Short-term investments	10	7	—	—	—
Working capital(6)	205	390	508	367	467
Total assets	2,973	3,180	4,006	3,508	3,209
Total long-term debt	3,428	3,746	3,635	3,326	2,303
Total net debt(7)	3,358	3,725	3,521	3,328	2,158
Total liabilities	5,022	5,359	5,380	4,909	3,758
Redeemable preferred stock	—	—	—	—	364
Total deficit(8)	(2,049)	(2,179)	(1,374)	(1,401)	(913)

(1)	Includes data for the Orica A&R Acquisition and Arkema Acquisition since February 1, 2007 and November 1, 2007, their respective dates of acquisition.
(2)

Includes data for the decorative coatings and adhesives business unit of The Rhodia Group and the global ink and adhesive resins business of Akzo Nobel from January 31, 2006 and June 1, 2006, their respective dates of acquisition.

(3)	Includes data for Bakelite from its date of acquisition, April 29, 2005.

(4)	Other operating income for the year ended December 31, 2006 includes net gains of $39 recognized on the divestiture of our branded consumer adhesives company based in Boituva, Brazil.

(5)

Loss from discontinued operations for the years ended December 31, 2006 and December 31, 2005 reflect the losses on our Italian-based engineering thermoplastics business, Taro Plast, S.p.a. Loss from discontinued operations for the year ended December 31, 2005 also reflects litigation settlements related to previously divested businesses.

(6)	Working capital is defined as current assets less current liabilities.

(7)	Net debt is defined as long-term debt plus short-term debt less cash and cash equivalents and short-term investments.

(8)

The Statement of Operations and Balance Sheet Data have been recasted for the adoption of new accounting guidance on the presentation of Noncontrolling interests. For additional information, see Note 2 in Item 8 of this Annual Report on Form 10-K .

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking and Cautionary Statements

Certain statements in this Annual Report on Form 10-K including, without limitation, statements made under the caption “Overview and Outlook,” and especially those contained in the “2010 Outlook” section, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, the management of Hexion Specialty Chemicals, Inc. (which may be referred to as “Hexion,” “we,” “us,” “our” or the “Company”) may from time to time make oral forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “will,” or “intend” or similar expressions. Forward-looking statements reflect our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are inherently uncertain and subject to changes in circumstances that are difficult to predict. Actual results could vary materially depending on risks and uncertainties that may affect our markets, services, prices and other factors as discussed in the Risk Factors section of this Annual Report on Form 10-K and our other filings with the SEC. We caution you against relying on any forward-looking statements as they are neither statements of historical fact nor guarantees of future performance.

Important factors that could cause actual results to differ materially from those contained in our forward-looking statements include regional or global economic, competitive and regulatory factors including, but not limited to, the current global economic downturn, interruptions in the supply of or increased pricing of raw materials due to natural disasters, pricing actions by our competitors that could affect our operating margins, changes in governmental regulations involving our products, and the following:

•	our inability to achieve expected cost savings,
•	the outcome of litigation described in footnote 12 to our financial statements on Commitments and Contingencies,
•	our failure to comply with financial covenants under our credit facilities or other debt,
•	the other factors described in the Risk Factors section of this report and in our other SEC filings.

Any forward-looking statement made by us in this document speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time.

Overview and Outlook

We are a large participant in the specialty chemicals industry, and a leading producer of adhesive and structural resins and coatings. Thermosets are a critical ingredient for virtually all paints, coatings, glues and other adhesives produced for consumer or industrial uses. We provide a broad array of thermosets and associated technologies and have leading market positions in all of the key markets that we serve.

Our products are used in thousands of applications and are sold into diverse markets, such as forest products, architectural and industrial paints, packaging, consumer products and automotive coatings, as well as higher growth markets, such as composites, UV cured coatings and electrical composites. Major industry sectors that we serve include industrial/marine, construction, consumer/durable goods, automotive, wind energy, aviation, electronics, architectural, civil engineering, repair/remodeling, graphic arts and oil and gas field support. Key drivers for our business include general economic and industrial conditions, including housing starts, auto build rates and active gas drilling rigs. As is true for many industries, our financial results are impacted by the effect on our customers of economic upturns or downturns, as well as by the impact on our own costs to produce, sell and deliver our products. Our customers use most of our products in their production processes. As a result, factors that impact their industries have significantly affected our results.

Through our worldwide network of strategically located production facilities we serve more than 7,600 customers in over 100 countries. Our global customers include leading companies in their respective industries, such as 3M, Ashland Chemical, BASF, Bayer, DuPont, GE, Halliburton, Honeywell, Huntsman, Louisiana Pacific, Owens Corning, PPG Industries, Sumitomo, Sun Chemicals, Valspar and Weyerhaeuser.

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

•

Expand Our Global Reach In Faster Growing Regions. We have opportunities to grow our business in the Asian-Pacific, Eastern European and Latin American markets, where the use of our products is increasing, while continuing to review opportunities in other global markets.

•

Pursue Further Development of “Green Products”. We will continue to develop products such as our EcoBind™ Resin Technology, Albecor-Bio™ Powder Coating Resins and Epi-Rez™ Epoxy Waterborne Resins that are environmentally advanced and support our customers’ overall sustainability initiatives as they increasingly require thermoset resins that meet changing environmental standards.

Our business segments are based on the products that we offer and the markets that we serve. At December 31, 2009, we had four reportable segments: Epoxy and Phenolic Resins, Formaldehyde and Forest Products Resins, Coatings and Inks and Performance Products. The major products of our reportable segments are as follows:

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

2009 Overview

•

Net sales decreased 34% in 2009 as compared to 2008 due primarily to lower demand as a result of the global economic downturn, especially in the automotive, housing, construction and durable goods markets, as well as raw material-driven price decreases to our customers. Net sales also decreased due to unfavorable foreign currency translation due to the strengthening of the U.S. dollar against the euro compared to 2008.

•

As a percent of sales, gross profit increased 3% in 2009 as compared to 2008. Gross profit percentage increased as a result of lower raw material and processing costs and the positive impact of productivity projects.

•

The specialty epoxy business experienced significant profitability during 2009 as specialty epoxy EBITDA increased 34% over the prior year due primarily to the continued growth of volumes within the wind energy markets.

•

We realized $148 in incremental productivity savings and identified additional future productivity savings of $154 during 2009. At December 31, 2009, we have $125 of in-process productivity savings initiatives.

•	We generated cash flows from operations of $355 during 2009 due primarily to reductions in working capital.

•

As part of our ongoing productivity initiatives, we ceased production at four facilities in our Coatings and Inks segment, we indefinitely idled certain production capacity in our Epoxy and Phenolic Resins and our Coatings and Inks segments, and we completed realignments in the U.S. coatings business which will better align production with market requirements and significantly reduce operating costs. Furthermore, we experienced headcount reductions of 18% across our businesses as a result of these initiatives.

•	We are expanding in markets in which we expect opportunities for growth. These efforts include:

•	Construction of a formaldehyde and forest products resins manufacturing complex to serve the engineered wood products market in southern Brazil, which began operations in the first quarter of 2010.

•	A joint venture to construct a forest products resins manufacturing facility in Russia, which began limited operations in the fourth quarter of 2009, and is awaiting final commissioning.

•	Plans to relocate a specialty epoxy facility to a larger facility in Esslingen, Germany in the first quarter of 2010 to support the growing wind energy market.

•

Construction of a versatics acid manufacturing facility in Korea, which will begin in the first quarter of 2010 and is expected to be complete by the end of 2010. The new facility will produce Cardura® monomers, a versatic acid derivative, used as a key raw material in environmentally advanced paints and coatings.

2010 Outlook

Our business is impacted by general economic and industrial conditions, including housing starts, automotive builds, oil and natural gas drilling activity and general industrial production. Our business has both geographic and end market diversity which reduces the impact of any one of these factors on our overall performance. During 2009, we experienced modest increases in quarter over quarter volumes for most of our businesses, as adjusted for seasonality; however, our volumes continue to be significantly lower compared to 2008 due to the global economic downturn. Based on current operating trends in the first quarter of 2010, we expect first quarter volumes and operating margins to show a slight increase over the prior year. U.S.housing starts have improved significantly from the low point in early 2009. However, they remain at historically low levels. During 2009, various government programs helped to boost automotive volumes in the U.S. and Europe in the short-term by temporarily accelerating the demand for automobiles.

We anticipate a moderate increase in U.S. housing starts in 2010 as the U.S. housing market begins a multi-year recovery. We also anticipated moderate increases in the U.S. automobile production. However, European production in both of these markets is expected to remain flat versus 2009. These factors, along with an anticipated modest increase in demand in other markets we serve, may lead to volume increases throughout 2010. However, we do not expect growth in volumes to be consistent among our various product lines as certain industries appear to be recovering more rapidly than others.

We expect over-capacity in worldwide base epoxy markets to continue to negatively impact product lines in our Epoxy and Phenolic Resins segment. Further, we expect continued weakening demand for our products used in the publication and commercial printing inks markets as these end-use markets further decline. We anticipate continued strength in volumes in wind energy and alternative energy markets, as well as improving demand trends across the Versatic acids product lines, which should have positive impacts on volumes in our Epoxy and Phenolic Resins segment. We also anticipate continued growth in the Latin American market for our Formaldehyde and Forest Products Resins segment and believe we are well positioned to serve customers through the additional production capacity at our new manufacturing facility in southern Brazil.

If the global economic environment begins to weaken again or remains slow for an extended period of time, the fair value of our reporting units could be more adversely affected than we estimated in our analysis of reporting unit fair values at December 31, 2009. This could result in additional goodwill or other asset impairments. In addition, as we continue to execute our productivity cost saving initiatives this may result in additional long-lived asset impairments.

Although raw material costs have stabilized during 2009, we expect long-term raw material cost volatility to continue because of historically volatile price movements of key feedstocks. To help mitigate raw material volatility, we have purchase and sale contracts with many of our vendors and customers that contain periodic price adjustment mechanisms. Due to differences in the timing of pricing mechanism trigger points between our sales and purchase contracts, there is often a lead-lag impact during which margins are negatively impacted in the short term when raw material prices increase and are positively impacted in the short term when raw material prices fall.

Recent Developments

In late December and early January we extended our revolving line of credit facility commitments from lenders, which will take effect upon the May 31, 2011 maturity of the existing revolving facility commitments (the “Revolver Extension”). The new commitments will extend the availability of the revolver to February 2013. The new revolving loans, which cannot be drawn until the existing revolving credit facility matures, will bear interest at a rate of LIBOR plus 4.50%. The extension also requires a 2.00% annual ticking fee to be paid quarterly on committed amounts until the extended revolver facility is effective.

During the first quarter of 2010, we amended our senior secured credit facilities. Under the amendment and restatement, we extended the maturity of approximately $957 of our Senior Secured Credit Facility term loans from May 5, 2013 to May 5, 2015 and increased the interest rate with respect to such term loans from LIBOR plus 2.25% to LIBOR plus 3.75%. In addition to, and in connection with this amendment agreement, we issued $1,000 aggregate principal amount of 8.875% senior secured notes due 2018. We used the net proceeds of $993 ($1,000 less original issue discount of $7) from the issuance to repay $800 of our U.S. term loans under the Senior Secured Credit Facility, pay certain related transaction costs and expenses, and provide incremental liquidity of $162. Collectively, we refer to these transactions as the “Amendment and Offering Transactions.”

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

Raw materials comprise approximately 70% of our cost of sales. The three largest raw materials used in our production processes are phenol, methanol and urea. These materials represent 33% of our total raw material costs. Fluctuations in energy costs, such as volatility in the price of crude oil and related petrochemical products, as well as the cost of natural gas have caused increased utility costs and volatility in our raw material costs. In 2009 the average prices of phenol, methanol and urea decreased by approximately 20%, 53% and 46%, respectively, as compared to 2008. In 2008 the average prices of phenol, methanol and urea increased by approximately 2%, 14% and 53%, respectively, compared to the average prices in 2007. Passing through raw material price changes can result in significant variances in sales comparisons from year to year.

Results of Operations

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in millions)

	2009	2008	2007
Net sales	$4,030	$6,093	$5,810
Cost of sales	3,511	5,467	5,019

Gross profit	519	626	791
Gross profit as a percentage of net sales	13%	10%	14%
Selling, general and administrative expense	345	393	390
Terminated merger and settlement (income) expense, net	(40)	1,027	—
Integration costs	—	27	39
Asset impairments	50	21	32
Business realignment costs	56	41	21
Other operating expense, net	14	10	7

Operating income (loss)	94	(893)	302
Operating income (loss) as a percentage of net sales	2%	(15)%	5%
Interest expense, net	223	304	310
Gain on extinguishment of debt	(224)	—	—
Other non-operating expense, net	—	7	15

Total non-operating (income) expense	(1)	311	325

Income (loss) before income tax and earnings from unconsolidated entities	95	(1,204)	(23)
Income tax expense (benefit)	2	(17)	44

Income (loss) before earnings from unconsolidated entities	93	(1,187)	(67)
Earnings from unconsolidated entities, net of taxes	2	2	4

Net income (loss)	95	(1,185)	(63)
Net income attributable to noncontrolling interest	(3)	(5)	(2)

Net income (loss) attributable to Hexion Specialty Chemicals, Inc.	$92	$(1,190)	$(65)

Net Sales

In 2009, net sales decreased by $2,063, or 34%, compared with 2008. Volume declines across all of our product lines negatively impacted sales by $1,105. These declines were primarily a result of the continued weakness in the housing, construction and automotive markets as a result of the global economic downturn. The pass through of raw material driven price decreases primarily in our forest products resins and formaldehyde, phenolic specialty resins and base epoxies and intermediates product lines, negatively impacted sales by $791. In addition, foreign currency translation negatively impacted sales by $167 primarily as a result of the strengthening of the U.S. dollar against the euro compared to 2008.

In 2008, net sales increased by $283, or 5%, compared with 2007. Acquisitions, net of divestitures, added $158 in incremental net sales while pricing and favorable product mix added $505. Raw material driven price increases in forest products resins and formaldehyde, specialty epoxies, phenolic specialty resins, versatics, coatings and foundry product lines as well as higher prices and favorable product mix in our epoxies business contributed to the higher net sales. Volume declines in forest products resins and formaldehyde, phenolic specialty resins, base epoxies and intermediates, versatics, coatings, inks resins and foundry product lines negatively impacted sales by $564. These declines were primarily a result of the weak housing and automotive markets driven by the economic downturn and credit crisis, as well as by increased competition and raw material shortages in certain product lines. The volume declines were partially offset by higher volumes in our oil field products and specialty epoxies. In addition, net favorable currency translation of $184 contributed to the sales increase primarily as a result of the strengthening of the euro and Brazilian real against the U.S. dollar.

Gross Profit

In 2009, gross profit decreased by $107, compared with 2008 primarily as a result of the decrease in sales, offset by lower raw material and processing costs, as discussed above. The impact of lower sales was partially offset by favorable impacts of productivity savings programs on manufacturing and processing costs of approximately $95. This resulted in an increase of 3% in gross profit as a percentage of sales as the positive impact of lower processing costs and productivity projects more than offset the impact of lower volumes on fixed manufacturing costs during 2009.

In 2008, gross profit decreased by $165 compared with 2007. As a percentage of sales, gross profit declined 4%. Gross profit was negatively impacted by the timing of raw material price increases that were not fully passed through to our customers. Also contributing to the decrease were higher processing costs, including utilities and freight, that were not passed through to customers. In late 2008, we experienced a dramatic decrease in volumes for most of our businesses which resulted in unabsorbed overhead costs due to the full or partial idling of many of our plants for an extended period in December. Due to the higher raw material costs, higher processing costs and lower production in the fourth quarter of 2008, lower of cost or market reserves on our inventory balances at December 31, 2008 also negatively impacted gross profit. Hurricanes Ike and Gustav negatively impacted gross profit by $10, net of insurance recoveries to date, from business interruption losses and incremental expenses, including higher freight costs, plant down time and plant damages. These decreases were partially offset by the impact of net acquisitions, higher prices in certain of our product lines and synergies that we realized from the Hexion Formation.

Operating Income

In 2009, operating income increased by $987, compared with 2008. The primary drivers of the increase was the reduction in Terminated merger and settlement expense, net and the positive impacts of productivity program and cost reduction initiatives. In 2008, Terminated merger and settlement expense, net of $1,027 consisted of the write-off of previously deferred acquisition costs, legal fees and $750 in litigation settlement related to the terminated Huntsman merger, of which $200 represents the non-cash push-down of settlement costs paid by Apollo. In 2009, we recognized Terminated merger and settlement income, net of $40, which was comprised of reductions on certain of our merger related service provider liabilities and the $15 pushdown of insurance recoveries by Apollo, offset by $18 in legal contingency accruals related to the New York Shareholder Action. Selling, general and administrative expenses decreased due primarily to the positive impacts of productivity savings programs and other cost savings initiatives. Further, Integration costs decreased by $27. In 2008, we incurred costs related to the Hexion Formation and the implementation of a company-wide management information and accounting system.

These favorable impacts were partially offset by increases in Asset impairments and Business realignment costs incurred to implement productivity and cost savings initiatives. In 2009, we recorded impairments of $44 in our Epoxy and Phenolic Resins and $3 in our Coatings and Inks segments as a result of our decision to indefinitely idle certain production lines. In addition, we recorded miscellaneous impairments of $3 related to the closure of R&D facilities in our Formaldehyde and Forest Products Resins and our Epoxy and Phenolic Resins segments. Business realignment costs increased by $15 due to increased costs related to headcount reduction and plant rationalization programs associated with our productivity initiatives in 2009. Furthermore, Operating income was also impacted by the decline in Gross profit discussed above.

In 2008, operating income decreased by $1,195 compared with 2007. The primary driver of the decrease was Terminated merger and settlement costs of $1,027 in 2008, which included the write-off of previously deferred acquisition costs, legal fees and $750 in litigation settlement related to the terminated Huntsman merger, of which $200 represents the non-cash push-down of settlement costs paid by Apollo. In addition, operating income was negatively impacted by the decrease in gross profit as discussed above. Selling, general and administrative expenses increased $3, but as a percentage of sales declined slightly. Integration costs decreased by $12, as we incurred significantly higher costs in 2007 to implement a single, company-wide, management information and accounting system. In addition, Business realignment costs increased by $20, due to productivity and cost savings initiatives. In 2008, a charge of $10 was recorded for goodwill impairments in our Coatings and Inks segment; and an impairment charge for intangible asset impairment of $8 in the Epoxy and Phenolic Resins Segment was also recognized during the year, but was offset by lower asset impairment charges on closing facilities and lower net foreign exchange losses in 2008.

Non-Operating (Income) Expense

In 2009, total non-operating expense decreased by $312 to income of $1, compared with 2008. We recognized a gain of $224 on the extinguishment of $298 in face value of the Company’s outstanding debt securities in 2009. Other non-operating expense, net decreased by $7, due to higher foreign exchange transaction losses in 2008, compared to 2009. Interest expense, net decreased by $81 as a result of lower interest rates and due to lower debt levels as a result of debt repurchases in 2009.

In 2008, total non-operating expenses decreased by $14, compared with 2007. Other non-operating expense, net decreased by $8, due to higher net derivative gains in 2008 as compared to 2007, partially offset by higher net realized and unrealized foreign exchange losses in 2008 as compared to 2007. Interest expense, net decreased by $6 as a result of lower interest rates.

Income Tax Expense (Benefit)

In 2009, income tax benefit decreased by $19 to an expense of $2, compared with 2008. This change is primarily due to income being earned in the US from extinguishment of debt and continued earnings from foreign operations. This expense has been offset by a release of valuation allowance on our deferred tax assets in the US and foreign losses for which we are receiving a benefit.

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

	Year Ended December 31,
	2009	2008	2007(3)
Net Sales to Unaffiliated Customers (1)(2):
Epoxy and Phenolic Resins	$1,702	$2,432	$2,370
Formaldehyde and Forest Products Resins	1,184	2,033	1,776
Coatings and Inks	888	1,248	1,332
Performance Products	256	380	332
Segment EBITDA (2):
Epoxy and Phenolic Resins	$190	$192	$334
Formaldehyde and Forest Products Resins	108	194	177
Coatings and Inks	58	35	81
Performance Products	80	90	73
Corporate and Other	(51)	(50)	(54)

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.

(2)	Net sales and Segment EBITDA include the results of the Orica A&R Acquisition and Arkema Acquisition from February 1, 2007 and November 1, 2007, respectively.

(3)	Certain of the Company’s product lines have been realigned, resulting in reclassifications between segments. Prior period balances have been reclassified to conform to current presentations.

2009 vs. 2008 Segment Results

The table below provides additional detail of the percentage change in sales by segment from 2008 to 2009.

	Volume	Price/Mix	Currency Translation	Total
Epoxy and Phenolic Resins	(18)%	(9)%	(3)%	(30)%
Formaldehyde and Forest Product Resins	(16)%	(23)%	(3)%	(42)%
Coatings and Inks	(19)%	(6)%	(4)%	(29)%
Performance Products	(25)%	(8)%	—	(33)%

Epoxy and Phenolic Resins

Net sales in 2009 decreased by $730, or 30%, compared to 2008. Volume declines negatively impacted sales by $435 as the global economic downturn had an adverse impact on our volumes. Volumes declined across all businesses, with our precursors business showing the largest decline over the prior year and our specialty epoxy and versatics businesses experiencing relatively lesser amounts of volume decline during 2009 compared to 2008. These declines were primarily attributable to the decrease in the automotive, construction, housing and durable goods markets, as well as increased worldwide capacity in base epoxies. The lower volume decline in versatics is due to the absence of the shortage of certain raw materials that occurred in 2008. The pass through of lower raw material costs and competitive pricing pressures, primarily in our major resins and specialty phenolics businesses, resulted in pricing decreases of $228. Foreign currency translation had a negative impact of $67 as the U.S. dollar strengthened against the euro in 2009 compared to 2008.

Segment EBITDA in 2009 decreased by $2 to $190 compared to 2008. The decrease was primarily due to volume and pricing declines, as discussed above. These declines were largely offset by decreases in raw material prices, freight costs and the impact of productivity driven cost savings impacting processing costs. The base epoxies and specialty phenolics businesses experienced the largest declines during the year with these declines being offset by increases in the specialty epoxy and versatics businesses.

Formaldehyde and Forest Products Resins

Net sales in 2009 decreased by $849, or 42%, compared to 2008. Lower volumes negatively impacted sales by $335. The volume decrease occurred in most of our businesses, including our European and North American forest products resins business, due to the continued decline in the worldwide housing and construction markets, as well as in our North American formaldehyde business due to decreased demand in the durable goods market resulting from the adverse impacts of the global economic downturn. We realized modest increases in volumes in the Latin American market due to lesser impacts of the worldwide economic downturn in this region. Lower prices resulted in a sales decrease of $459 as we passed through raw material price decreases to our customers primarily in North America and Europe. Unfavorable currency translation of $55 contributed to lower sales as the U.S. dollar strengthened against the euro in 2009 compared to 2008.

Segment EBITDA in 2009 decreased by $86 to $108 compared to 2008. The decrease was primarily attributable to the loss of volume and pricing impacts, as discussed above, partially offset by the impact of productivity driven cost savings. In addition, the prior year was impacted by favorable raw material purchase contracts in certain of our international forest products and resins businesses of $32.

Coatings and Inks

Net sales in 2009 decreased by $360, or 29%, compared to 2008. Volume declines negatively impacted sales by $242. Worldwide coatings volume declines were primarily attributable to the downturn in the international housing, construction and automotive markets due to the impact of the global economic downturn. These declines were experienced throughout the business with our global dispersions business experiencing relatively lower volume declines. Inks resins volumes declined, primarily in North America and Europe, due to the global economic downturn and the continued structural decline in the publication and commercial printing inks markets, coupled with competitive pressures and our exit from certain low margin product lines. The pass through of lower raw material costs and competitive pricing pressures resulted in pricing decreases of $74. Unfavorable currency translation of $44 contributed to lower sales, as the U.S. dollar strengthened against the euro in 2009 compared to 2008.

Segment EBITDA in 2009 increased by $23 to $58 compared to 2008 primarily as a result of the coatings business, with the dispersions business providing half of the increase over the prior year. The overall increase was the result of the impact of productivity driven cost savings and lower raw material costs, which was partially offset by volume declines and competitive market pressures, as discussed above.

Performance Products

Net sales in 2009 decreased by $124, or 33%, compared to 2008. Volume decreases negatively impacted sales by $93 driven by declines in our foundry business resulting from decreased demand in the North American automotive sector due to the global economic downturn, and declines in our oilfield business resulting from increased competition and decreased demand due to lower natural gas and oil drilling activity. Lower pricing negatively impacted sales by $30, as favorable changes in product mix were offset by the pass through of raw material price decreases in certain of our product lines. Foreign currency translation had a negative impact of $1 as the U.S. dollar strengthened against the Canadian dollar in 2009 compared to 2008.

Segment EBITDA in 2009 decreased by $10 to $80 compared to 2008. The decrease was primarily the result of decreases in volumes, as discussed above, partially offset by productivity driven cost savings impacting processing costs.

Corporate and Other

Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions, unallocated foreign exchange gains and losses and legacy company costs not allocated to continuing segments. Corporate and Other charges remained relatively flat as compared to 2008. The impact of foreign currency transaction losses and additional incentive compensation costs were offset by the positive impact of productivity driven cost savings.

2008 vs. 2007 Segment Results

The table below provides additional detail of the percentage change in sales by segment from 2007 to 2008.

	Volume	Price/Mix	Currency Translation	Acquisitions/ Divestitures	Total
Epoxy and Phenolic Resins	(6)%	5%	4%	—	3%
Formaldehyde and Forest Product Resins	(15)%	18%	1%	10%	14%
Coatings and Inks	(15)%	5%	5%	(1)%	(6)%
Performance Products	12%	2%	—	—	14%

Epoxy and Phenolic Resins

Net sales in 2008 increased by $62, or 3%, as compared to 2007. Product mix, the pass through of higher raw material costs and selected pricing improvement initiatives added $106 to sales. Volume declines of $143 negatively impacted sales. The volume declines were primarily attributable to our base epoxies and specialty phenolics businesses. The declines in these businesses were attributable to the decline in the North American automotive and housing markets, continued softening of construction and automotive markets in much of Europe and competitive pricing pressures. Versatics volumes were negatively impacted by a shortage of certain raw materials. The global economic slowdown had a dramatic impact on our volumes in the fourth quarter and resulted in the idling of many of our plants for an extended period of time in December. These volume declines were partially offset by an increase in our specialty epoxies volume. Foreign currency translation had a positive impact of $99 as the euro strengthened against the U.S. dollar in 2008.

Segment EBITDA in 2008 decreased by $142 to $192, compared to 2007. The decrease was primarily in our base epoxies and intermediates business due to increased raw material costs of $66 and utility costs of $41 that we did not fully pass through to our customers as there was overcapacity in the base epoxies and intermediates markets. Volume declines, as discussed above, also contributed to the decrease. Segment EBITDA was negatively impacted by $18 as a result of force majeures declared in February and November 2008 due to shortages of certain raw materials used in our versatics production. The shutdown of many of our plants for an extended period of time in December negatively impacted Segment EBITDA by $21 as overhead costs at those plants were expensed during the shutdown period. In addition, Hurricanes Ike and Gustav negatively impacted Segment EBITDA by $8, net of insurance recoveries, due to business interruption losses and incremental expenses, including higher freight costs, plant down time and plant damages.

Formaldehyde and Forest Products Resins

Net sales in 2008 increased by $257, or 14%, as compared to 2007. The impact of acquisitions added $172 to net sales. Pricing contributed $332 to sales as we passed through higher raw material costs to our customers in accordance with our sales contracts. Lower volumes negatively impacted sales by $262. The volume decrease primarily occurred in our North American forest products resins business due to the decline in the North American housing construction market. Our North American formaldehyde volume was also negatively impacted in 2008 by an extended customer shutdown and by Hurricane Gustav. Favorable currency translation of $15 contributed to higher sales as the euro and the Brazilian real strengthened against the U.S. dollar in 2008.

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

Segment EBITDA in 2008 decreased by $46, to $35, as compared to 2007. The decrease was primarily the result of the volume declines and competitive market pressures, as discussed above, and increasing raw material and utility costs that we were unable to pass through to our customers.

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

Reconciliation of Segment EBITDA to Net Income (Loss)

	Year Ended December 31,
	2009	2008	2007
Segment EBITDA:
Epoxy and Phenolic Resins	$190	$192	$334
Formaldehyde and Forest Products Resins	108	194	177
Coatings and Inks	58	35	81
Performance Products	80	90	73
Corporate and Other	(51)	(50)	(54)
Reconciliation:
Items not included in Segment EBITDA
Terminated merger and settlement income (expense), net	40	(1,027)	—
Integration costs	—	(27)	(39)
Non-cash charges	3	(5)	(22)
Unusual items:
(Losses) gains on divestiture of assets	(6)	5	8
Purchase accounting effects/inventory step-up	—	—	(1)
Business realignments	(56)	(41)	(21)
Asset impairments	(50)	(21)	(32)
Derivative settlements	—	(37)	—
Other	(45)	(8)	(17)

Total unusual items	(157)	(102)	(63)

Total adjustments	(114)	(1,161)	(124)
Interest expense, net	(223)	(304)	(310)
Gain on extinguishment of debt	224	—	—
Income tax (expense) benefit	(2)	17	(44)
Depreciation and amortization	(178)	(203)	(198)

Net income (loss) attributable to Hexion Specialty Chemicals, Inc.	92	(1,190)	(65)
Net income attributable to noncontrolling interest	3	5	2

Net income (loss)	$95	$(1,185)	$(63)

Items not included in Segment EBITDA

In 2009, Terminated merger and settlement income, net primarily includes reductions on certain of the Company’s merger related service provider liabilities and the pushdown of Apollo’s recovery of $15 in insurance proceeds in 2009 related to the $200 settlement payment made by Apollo that was treated as a pushdown of shareholder expense in 2008. These amounts were partially offset by legal and consulting costs and legal contingency accruals related to the New York Shareholder Action. In 2008, Terminated merger and settlement expense, net primarily represented accounting, consulting, tax and legal costs related to the terminated Huntsman merger and related litigation, including the $550 payment to Huntsman to terminate the merger and settle litigation and the non-cash push-down of settlement costs paid by Apollo of $200. Terminated merger and settlement costs also include the write-off of previously deferred acquisition costs.

Integration costs primarily represent redundancy and incremental administrative costs for integration programs as a result of the Hexion Formation and recent acquisitions, as well as costs to implement a single, company-wide, management information and accounting system and a new consolidations and financial reporting system.

Non-cash charges primarily represent stock-based compensation expense, accelerated depreciation on closing facilities and unrealized derivative and foreign exchange gains and losses.

Not included in Segment EBITDA are certain non-cash and certain non-recurring income or expenses that are deemed by management to be unusual in nature. For 2009, these items consisted of business realignment costs primarily related to expenses from the Company’s productivity program, asset impairments and realized foreign exchange gains and losses. For 2008, these items consisted of asset impairments, business realignment costs, derivative settlements, realized foreign exchange gains and losses, management fees, a gain on the sale of a portion of the Company’s ownership in HAI and a gain on the sale of certain assets of a non-core product line. For 2007, these items consisted of asset impairments, gains on sale of assets, a gain on the sale of a portion of the Company’s ownership in HAI, business realignment costs, income related to the European solvent coating resins business, management fees, realized foreign currency activity and costs to settle a lawsuit.

Liquidity and Capital Resources

Sources and Uses of Cash

We are a highly leveraged company. Our primary sources of liquidity are cash flows generated from operations, availability under our senior secured credit facilities and our financing commitment from Apollo. Our primary liquidity requirements are interest, working capital and capital expenditures. In addition, over the next eighteen months, we will continue to have cash outflows related to productivity program-related obligations, and, over the next six months, obligations related to the terminated Huntsman merger.

At December 31, 2009, we had $3,510 of debt, including $82 of short-term debt and capital lease maturities (of which approximately $26 is U.S. short-term debt and capital lease maturities). In addition, at December 31, 2009, we had $367 in liquidity including $135 of unrestricted cash and cash equivalents, $183 of borrowings available under our senior secured revolving credit facilities, $49 of borrowings available under additional credit facilities at certain domestic and international subsidiaries with various expiration dates through 2011 and the financing commitment from Apollo.

Our net working capital (defined as accounts receivable and inventories less accounts and drafts payable) at December 31, 2009 was $376, a decrease of $303 from December 31, 2008. The decrease was a result of lower volumes and production, a focus on reducing inventory quantities, decreasing raw material costs and the sale of a portion of our trade accounts receivable. We will continue to focus on minimizing our investment in working capital. However, if volumes or raw material prices begin to increase, this may result in an increased investment in working capital. In addition, we continue to face pressure from vendors to reduce payment terms due to the current credit environment. To minimize the impact on cash flows, we continue to negotiate and contractually extend payment terms whenever possible. We have also focused on receivable collections to offset a portion of the payment term pressure by offering incentives to customers to encourage early payment, or accelerate receipts through the sale of receivables. For instance, throughout 2009, we entered into accounts receivable purchase and sale agreements to sell a portion of our trade accounts receivable to Apollo affiliates. As of December 31, 2009, through these agreements, we effectively accelerated the timing of cash receipts on $94 of our receivables. In addition, certain of our customers have entered into supplier financing arrangements with third parties, whereby the third party purchases the trade customer receivable from us. We will continue to accelerate cash receipts under these agreements, as appropriate, in order to offset these pressures.

We are progressing as planned toward achieving our productivity savings initiatives and currently have $125 of in-process savings at December 31, 2009. Most of the actions to obtain the remaining productivity savings will be completed over the next eighteen months. The net costs to achieve the remaining in-process savings, estimated at $69, will be funded from operations and availability under our senior secured credit facilities.

In addition, we will continue to closely monitor our capital with spending focused on projects with significant growth opportunities as well as other projects to ensure improved safety of our employees and compliance with environmental laws and regulations, such as REACH and similar costs.

During 2009, we repurchased on the open market outstanding debt with a carrying amount of $298 for $72. The $298 carrying value of repurchased debt securities consisted of $92 of our 9.75% second-priority senior secured notes due 2014, $80 of our floating rate second-priority senior secured notes due 2014, $16 of our 8.375% unsecured debentures due 2016, $42 of our 9.200% unsecured debentures due 2021, $58 of our 7.875% unsecured debentures due 2023 and $10 of our Industrial Revenue Bonds due 2009. Based on interest rates at December 31, 2009, we expect annual cash interest savings of $23 as a result of these debt repurchases.

Any future repurchases will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Future repurchases may be funded through available cash, borrowings from our credit facilities and sales of accounts receivable or other liquidity sources.

In late December and early January we extended our revolving line of credit facility commitments from lenders, which will take effect upon the May 31, 2011 maturity of the existing revolving facility commitments. The new commitments will extend the availability of the revolver to February 2013. The new revolving loans, which cannot be drawn until the existing revolving credit facility matures, will bear interest at a rate of LIBOR plus 4.50%. The extension also requires a 2.00% annual ticking fee to be paid quarterly on committed amounts until the extended revolver facility is effective.

In addition, during the first quarter of 2010, we amended our senior secured credit facilities. Under the amendment and restatement, we extended the maturity of approximately $957 of our Senior Secured Credit Facility term loans from May 5, 2013 to May 5, 2015 and increased the interest rate with respect to such term loans from LIBOR plus 2.25% to LIBOR plus 3.75%. In addition to, and in connection with, this amendment agreement, we issued $1,000 aggregate principal amount of 8.875% senior secured notes due 2018. We used the net proceeds of $993 ($1,000 less original issue discount of $7) from the issuance to repay $800 of our U.S. term loans under the Senior Secured Credit Facility, pay certain related transaction costs and expenses, and provide incremental liquidity of $162.

Based on these adjustments to our capital structure and incremental liquidity, we feel that we are favorably positioned to maintain adequate liquidity throughout 2010 and the foreseeable future to fund our ongoing operations and cash debt service obligations. Further, we expect that the extension of a portion of our credit facility and extension of the revolver will allow greater flexibility and liquidity for the Company in the longer term.

We are also investigating the sale of non-core assets to further increase our liquidity. Opportunities for these sales could depend to some degree on improvement in the credit markets. The continued depressed demand for our products for an extended period of time due to global economic and financial conditions could negatively impact our liquidity, future results of operations and flexibility to execute liquidity enhancing actions.

Following are highlights from our Consolidated Statements of Cash Flows for the years ended December 31:

	2009	2008	2007
Sources (uses) of cash:
Operating activities	$355	$(632)	$174
Investing activities	(132)	(134)	(335)
Financing activities	(222)	706	288
Effect of exchange rates on cash flow	13	(18)	8

Net change in cash and cash equivalents	$14	$(78)	$135

Operating Activities

In 2009, operations provided $355 of cash. Net income of $95 included $16 of net non-cash and non-operating income items, of which $224 was for the gain on extinguishment of debt and $15 was for the non-cash pushdown of the recovery of 2008 shareholder expense, offset by $178 for depreciation and amortization and $57 for impairments and accelerated depreciation of property and equipment. Net working capital and changes in other assets and liabilities and income taxes payable generated $276 due to decreased accounts receivable and inventories, which resulted from lower volumes and production, efforts to decrease inventory quantities, decreasing raw material costs and the sale of trade accounts receivable.

In 2008, operations used $632. The net loss of $1,185 included $557 of non-cash and non-operating items, of which $203 was for depreciation and amortization, $200 was for the non-cash push-down of shareholder expense related to the Huntsman litigation settlement, $101 was for the write-off of deferred acquisition costs paid in the prior year, $37 was for the settlement of derivatives, $33 was for the impairment of goodwill, intangible assets and property, plant and equipment and accelerated depreciation, offset by $13 for the deferred tax benefit. Net working capital and changes in other assets and liabilities and income taxes payable used $4 due to one-time Terminated merger and settlement costs, increased pressure on vendor payment terms and the timing of cash payments versus cash collections and expense recognition. These uses of cash were partially offset by decreased accounts receivable and inventories, which resulted from lower volumes and production, as well as decreasing raw material costs at the end of the year. Accounts receivable also decreased due to the sale of a portion of our trade accounts receivable.

In 2007, operations provided $174 of cash. The net loss of $63 included $245 of non-cash items, of which $198 was for depreciation and amortization. Net working capital decreased $8 as a $51 impact from increasing raw material prices was partially offset by working capital improvement initiatives. Changes in other assets and liabilities generated $33 as a result of timing of cash payments versus collections and expense recognition. Cash from operations related to taxes used $33. Tax cash payments used $84, of which $24 was paid to the Netherlands taxing authority for a settlement of a prior year’s tax audit, were partially offset by increases in the tax accrual due to higher taxes from increased earnings in foreign operations.

Investing Activities

In 2009, investing activities used $132. We spent $136 for capital expenditures (including capitalized interest). Of the $136 in capital expenditures, approximately $26 relates to our productivity savings initiatives while the remaining amount relates to maintenance and environmental related capital expenditures and plant expansions and improvements, including our new formaldehyde and forest products plant in Brazil.

In 2008, investing activities used $134. We spent $134 for capital expenditures, primarily for maintenance and environmental related capital expenditures, plant expansions and improvements,. We generated cash of $13 from the divestiture of a non-core product line and the sale of a portion of the Company’s ownership in HAI. We used $7 for the purchase of short-term investments and $6 to fund a restricted cash requirement primarily for collateral for a subsidiary’s debt.

In 2007, we used $335 for investing activities. We spent $130 for acquisitions and $123 for capital expenditures (including capitalized interest), primarily for plant expansions and improvements. We also spent $101 for costs related to in-process acquisitions.

Financing Activities

In 2009, financing activities used $222. Net long-term debt repayments primarily consisted of the $144 pay-down on our senior revolving credit facility and $72 to purchase back debt on the open market. Net short-term debt repayments were $10 and affiliated debt borrowings were $104. We used $24 to purchase $180 in face value of outstanding debt of our parent. We paid $10 to fund dividends that were declared on common stock in prior years. The deconsolidation of a variable interest entity that purchased a portion of our trade accounts receivable in 2008 resulted in a financing outflow of $24.

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

Accounts Receivable Sales Agreements

Periodically in 2009, the Company entered into accounts receivable purchase and sale agreements to sell trade accounts receivable to affiliates of Apollo on terms which management believes were more favorable to the Company than could have been obtained from an independent third party. Under the terms of the agreements, the receivables are sold at a discount relative to their carrying value in exchange for all interests in such receivables. The Company retains the obligation to service the collection of the receivables on the purchasers’ behalf for which the Company is paid a fee and the purchasers defer payment of a portion of the receivable purchase price and establish a reserve account with the proceeds. The reserve account is used to reimburse the purchasers for credit and collection risk. The remaining amounts are paid to the Company after receipt of all collections on the purchased receivables. Other than amounts held in the reserve account, the purchasers bear all credit risk on the purchased receivables. See Note 8 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for additional information on our accounts receivable factoring.

Outstanding Debt

Following is a summary of our cash and cash equivalents and outstanding debt at December 31, 2009, as adjusted for the Amendment and Offering Transactions that were closed on January 29, 2010, and our outstanding debt at December 31, 2008:

	As of December 31:
	2009			2008
	Actual	Adjustments	As Adjusted	Actual
Cash and cash equivalents	$142	$162	$304	$127

Non-affiliated debt:
Senior Secured Credit Facilities:
Revolving facility due 2011	36	—	36	180
Floating rate term loans due 2013	2,234	(1,757)	477	2,254
Floating rate term loans due 2015	—	957	957	—
Senior Secured Notes:
8.875% senior secured notes due 2018 (net of original issue discount of $7)	—	993	993	—
Floating rate second-priority senior secured notes due 2014	120	—	120	200
9.75% Second-priority senior secured notes due 2014	533	—	533	625
Debentures:
9.2% debentures due 2021	74	—	74	115
7.875% debentures due 2023	189	—	189	247
8.375% sinking fund debentures due 2016	62	—	62	78
Other Borrowings:
Australian Multi-Currency Term/Working Capital Facility due 2011	54	—	54	50
Brazilian bank loans	65	—	65	27
Industrial Revenue Bonds due 2009	—	—	—	34
Capital Leases	15	—	15	15
Other	24	—	24	34

Total non-affiliated debt	3,406	193	3,599	3,859
Affiliated debt:
Affiliated borrowings due on demand	4	—	4	—
Affiliated term loan due 2011	100	—	100	—

Total affiliated debt	104	—	104	—

Total debt	$3,510	193	$3,703	$3,859

Financial Instruments

Our various interest rate swap agreements are designed to offset cash flow variability from interest rate fluctuations on our variable rate debt. The notional amounts of the swaps change based on the expected payments on our term loans. As a result of the interest rate swaps, we pay a weighted average fixed rate equal to approximately 7.2% per year and receive a variable rate based on the terms of the underlying debt. See Item 7A – Quantitative and Qualitative Disclosures About Market Risk and Note 9 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for information on our financial instruments. Our most significant financial instruments measured at fair value on a recurring basis are our cross currency and interest rate swaps, which are measured at fair value using significant observable inputs and deemed to be Level 2 inputs.

The fair values of these instruments were determined based on an over-the-counter retail market based pricing model adjusted for nonperformance risk. These financial instruments are in liability positions at December 31, 2009, requiring us to incorporate our credit risk as a component of fair value. We calculated our credit risk adjustment by applying an imputed credit spread, based on the over-the-counter retail market price of our Senior Secured Credit Facility floating rate term loans at December 31, 2009, to the future cash flows of the financial instruments. This resulted in a $1 reduction to our financial instrument liabilities. A change in the interest rates used in the interest rate yield curve to determine fair value of our financial instruments of 1% would result in an approximate $6 change in fair value.

Covenant Compliance

The instruments that govern our indebtedness contain, among other provisions, restrictive covenants and incurrence tests regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the senior secured credit facilities may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of representation or warranty, most covenant defaults, events of bankruptcy and a change of control. Certain covenants contained in the credit agreement that governs our senior secured credit facilities require us to have a senior secured debt to Adjusted EBITDA ratio less than 4.25:1. The indenture that governs our Second-Priority Senior Secured Notes contains an Adjusted EBITDA to Fixed Charges ratio incurrence test which restricts our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet this ratio (measured on a last twelve months, or LTM, basis) of at least 2.0:1.

Fixed Charges are defined as net interest expense excluding the amortization or write-off of deferred financing costs. Adjusted EBITDA is defined as EBITDA adjusted to exclude certain non-cash and certain non-recurring items. Adjusted EBITDA is calculated on a pro-forma basis, and also includes expected future cost savings from business optimization programs, including those related to acquisitions, including the Hexion Formation, and other synergy and productivity programs. As we are highly leveraged, we believe that including the supplemental adjustments that are made to calculate Adjusted EBITDA provides additional information to investors about our ability to comply with our financial covenants and to obtain additional debt in the future. Adjusted EBITDA and Fixed Charges are not defined terms under GAAP. Adjusted EBITDA is not a measure of financial condition, liquidity or profitability, and should not be considered as an alternative to net income (loss) determined in accordance with GAAP or operating cash flows determined in accordance with GAAP. Additionally, EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not take into account certain items such as interest and principal payments on our indebtedness, depreciation and amortization expense (because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue), working capital needs, tax payments (because the payment of taxes is part of our operations, it is a necessary element of our costs and ability to operate), non-recurring expenses and capital expenditures. Fixed Charges should not be considered an alternative to interest expense.

At December 31, 2009, after giving pro forma effect to the Amendment and Offering Transactions, our Adjusted EBITDA to Fixed Charges Ratio was 1.97 to 1.0 which was below the incurrence test of 2.0 to 1.0. Non-compliance with this incurrence test does not represent an event of default. Although it may restrict our ability in certain circumstances to incur future debt outside of our revolving facility or make acquisitions, the Company does not expect non-compliance with this covenant to impact the Company’s liquidity for 2010 and the foreseeable future.

We were in compliance with all financial covenants that govern our senior secured credit facilities, including our senior secured debt to Adjusted EBITDA ratio.

Due to the completion of the Offering and Amendment Transactions in January 2010 resulting in a significant reduction in the amount of senior secured debt outstanding, the Company believes that a default under its senior secured bank leverage ratio covenant in our Senior Secured Credit Facility is not reasonably likely to occur. Our senior credit facility permits a default in our senior secured leverage ratio covenant to be cured by cash contributions to the Company’s capital from the proceeds of equity purchases or cash contributions to the capital of Hexion LLC, our parent company. The cure amount cannot exceed the amount required for purposes of complying with the covenant, and in each four quarter period, there must be one quarter in which the cure right is not exercised. Any amounts of Apollo’s $200 committed financing converted to equity to cure a default will reduce the amount of available financing remaining under the $200 financing.

Based on our projections of 2010 operating results, we expect to be in compliance with all of the financial covenants and tests that are contained in the indentures that govern our notes and our senior secured credit facilities throughout 2010.

Year Ended December 31, 2009
Reconciliation of Net Income to Adjusted EBITDA
Net income	$95
Income tax expense	2
Interest expense, net	223
Gain on extinguishment of debt	(224)
Depreciation and amortization expense	178

EBITDA	274
Adjustments to EBITDA:
Terminated merger and settlement income, net(1)	(40)
Net income attributable to noncontrolling interest	(3)
Non-cash items	(3)
Unusual items:
Loss on divestitures of assets	6
Business realignments(2)	56
Asset impairments	50
Other(3)	64

Total unusual items	176

Productivity program savings(4)	125

Adjusted EBITDA	$529

Pro forma Fixed Charges(5)	$268

Pro forma ratio of Adjusted EBITDA to Fixed Charges(6)	1.97

(1)

Represents negotiated reductions on accounting, consulting, tax and legal costs related to the terminated Huntsman merger and related litigation and recovery of $15 in insurance proceeds related to the $200 settlement payment made by Apollo that was treated as an expense of the Company in 2008. These amounts are partially offset by legal settlement accruals pertaining to the New York Shareholder Action.

(2)	Represents plant rationalization and headcount reduction expenses related to productivity programs and other costs associated with business realignments.

(3)	Primarily includes realized foreign currency activity, pension expense related to formerly owned businesses and business optimization expenses.

(4)	Represents pro-forma impact of in-process productivity program savings.

(5)

The charges reflect pro forma interest expense based on interest rates at February 24, 2010 as if our repurchases of our outstanding debt securities and the Offering and Amendment Transactions had taken place at the beginning of the period.

(6)

We are required to have an Adjusted EBITDA to Fixed Charges ratio of greater than 2.0 to 1.0 to be able to incur additional indebtedness in certain circumstances under our indenture for the Second Priority Senior Secured Notes. As of December 31, 2009, the Company did not satisfy this test on a pro forma basis after adjusting for the Offering and Amendment Transactions as if they had occurred at the beginning of the period. In certain circumstances, we may not be able to incur future debt outside of our revolving facility or make acquisitions until we are in compliance with this test.

Contractual Obligations

The following table presents our contractual cash obligations at December 31, 2009. Our contractual cash obligations consist of legal commitments at December 31, 2009 that require us to make fixed or determinable cash payments, regardless of the contractual requirements of the specific vendor to provide us with future goods or services. This table does not include information about most of our recurring purchases of materials used in our production; our raw material purchase contracts do not meet this definition since they generally do not require fixed or minimum quantities. Contracts with cancellation clauses are not included, unless a cancellation would result in a major disruption to our business. For example, we have contracts for information technology support that are cancelable, but this support is essential to the operation of our business and administrative functions; therefore, amounts payable under these contracts are included. These contractual obligations are grouped in the same manner as they are classified in the Consolidated Statement of Cash Flows in order to provide a better understanding of the nature of the obligations.

	Payments Due By Year
Contractual Obligations	2010	2011	2012	2013	2014	2015 and beyond	Total
Operating activities:
Purchase obligations (a)	$174	$86	$58	$40	$31	$99	$488
Interest on fixed rate debt obligations (b) (e)	119	83	83	83	75	171	614
Interest on variable rate debt obligations (c) (e)	60	70	65	37	8	8	248
Operating lease obligations	29	22	16	12	9	27	115
Funding of pension and other postretirement obligations (d)	40	41	41	41	40	—	203
Productivity program related obligations	22	—	—	—	—	—	22

Financing activities:
Long-term debt, including current maturities (e)	81	210	29	2,182	677	316	3,495
Capital lease obligations	1	1	1	1	1	10	15

Total	$526	$513	$293	$2,396	$841	$631	$5,200

(a)	Purchase obligations are comprised of the fixed or minimum amounts of goods and/or services under long-term contracts and assumes that certain contracts are terminated in accordance with their terms after giving the requisite notice which is generally two to three years for most of these contracts; however, under certain circumstances, some of these minimum commitment term periods could be further reduced which would significantly decrease these contractual obligations.
(b)	Includes variable rate debt subject to interest rate swap agreements.
(c)	Based on applicable interest rates in effect at December 31, 2009. Based on applicable interest rates at February 24, 2010, our interest on variable rate debt obligations would be $62 in 2010.
(d)	Pension and other postretirement contributions have been included in the above table for the next five years. These amounts include estimated benefit payments to be made for unfunded foreign defined benefit pension plans as well as estimated contributions to our funded defined benefit plans. The assumptions used by our actuaries in calculating these projections includes a weighted average annual return on pension assets of approximately 7% for the years 2010 – 2014 and the continuation of current law and plan provisions. These estimated payments may vary based on the actual return on our plan assets or changes in current law or plan provisions. See Note 13 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for more information on our pension and postretirement obligations.
(e)	As adjusted for the Amendment and Offering Transactions and the Revolver Extensions, our debt service obligations are as follows at December 31, 2009:

	Payments Due By Year
Contractual Obligations	2010	2011	2012	2013	2014	2015 and beyond	Total
Operating activities:
Interest on fixed rate debt obligations	$209	$173	$173	$173	$165	$448	$1,341
Interest on variable rate debt obligations	54	64	59	53	47	22	299

Financing activities:
Long-term debt, including current maturities	81	174	29	521	692	2,198	3,695

The table above excludes payments for income taxes and environmental obligations since, at this time, we cannot determine either the timing or the amounts of payments beyond 2010. At December 31, 2009, we recorded unrecognized tax benefits and related interest and penalties of $82. We estimate that we will pay approximately $50 in 2010 for local, state and international income taxes. We expect non-capital environmental expenditures for 2010 through 2014 totaling $20. See Notes 12 and 16 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on 10-K for more information on these obligations.

Capital Expenditures

We plan to spend approximately $160 on capital expenditures in 2010, of which $123 will be used for growth, maintenance and environmental projects, while the remaining $37 will be spent on productivity initiatives. We determined this amount through our budgeting and planning process, and it is subject to change at the discretion of our board of directors. We considered future product demand, existing plant capacity and external customer trends. We plan to fund capital expenditures through operations and, if necessary, through available lines of credit.

Asset Impairments

During the year ended December 31, 2009, we recorded impairments of $44 in the Epoxy and Phenolic Resins and $3 in the Coatings and Inks segments as a result of the Company’s decision to indefinitely idle certain production lines. As a result, the Company wrote down the related assets to fair value. In addition, we recorded miscellaneous impairments of $3 related to the closure of R&D facilities in our Formaldehyde and Forest Products Resins and our Epoxy and Phenolic Resins segments. The amounts have been recorded within Asset impairments in the Consolidated Statements of Operations.

Off Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2009.

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

Our most critical accounting policies, which reflect significant management estimates and judgment to determine amounts in our audited Consolidated Financial Statements, are as follows:

Environmental Remediation and Restoration Liabilities

Accruals for environmental matters are recorded when we believe that it is probable that a liability has been incurred and we can reasonably estimate the amount of the liability. We have accrued approximately $39 and $38 at December 31, 2009 and 2008, respectively, for all probable environmental remediation and restoration liabilities, which is our best estimate of these liabilities. Based on currently available information and analysis, we believe that it is reasonably possible that the costs associated with these liabilities may fall within a range of $25 to $73. This estimate of the range of reasonably possible costs is less certain than the estimates that we make to determine our reserves. To establish the upper limit of this range, we used assumptions that are less favorable to Hexion among the range of reasonably possible outcomes, but we did not assume that we would bear full responsibility for all sites to the exclusion of other potentially responsible parties.

Some of our facilities are subject to environmental indemnification agreements, where we are generally indemnified against damages from environmental conditions that occurred or existed before the closing date of our acquisition of the facility, subject to certain limitations.

Income Tax Assets and Liabilities and Related Valuation Allowances

At December 31, 2009 and 2008, we had valuation allowances of $597 and $626, respectively, against all of our net federal, state and some of our net foreign deferred income tax assets. The valuation allowances require an assessment of both negative and positive evidence, such as operating results during the most recent three-year period is given more weight than our expectations of future profitability, which are inherently uncertain. Our losses in the U.S. and certain foreign operations in recent periods represented sufficient negative evidence to require a full valuation allowance against our net federal, state and certain foreign deferred income tax assets. We intend to maintain a valuation allowance against the net deferred income tax assets until sufficient positive evidence exists to support the realization of such assets.

The calculation of our income tax liabilities involves dealing with uncertainties in the application of complex domestic and foreign income tax regulations. Unrecognized tax benefits are generated when there are differences between tax positions taken in a tax return and amounts recognized in the consolidated financial statements. Tax benefits are recognized in the consolidated financial statements when it is more likely than not that a tax position will be sustained upon examination. Tax benefits are measured as the largest amount of benefit that is greater than 50% likely to be realized upon settlement. To the extent we prevail in matters for which liabilities have been established, or are required to pay amounts in excess of our liabilities, our effective income tax rate in a given period could be materially impacted. An unfavorable income tax settlement would require the use of cash and result in an increase in our effective income tax rate in the year it is resolved. A favorable income tax settlement would be recognized as a reduction in the effective income tax rate in the year of resolution. At December 31, 2009 and 2008, we recorded unrecognized tax benefits and related interest and penalties of $82 and $78, respectively.

Pensions

The amounts that we recognize in our financial statements for pension benefit obligations are determined by actuarial valuations. Inherent in these valuations are certain assumptions, the more significant of which are:

•	The weighted average rate used for discounting the liability;

•	The weighted average expected long-term rate of return on pension plan assets;

•	The method used to determine market-related value of pension plan assets;

•	The weighted average rate of future salary increases; and

•	The anticipated mortality rate tables.

The discount rate reflects the rate at which pensions could be effectively settled. When selecting a discount rate, our actuaries provide us with a cash flow model that uses the yields of high-grade corporate bonds with maturities consistent with our anticipated cash flow projections.

The expected long-term rate of return on plan assets is determined based on the various plans’ current and projected asset mix. To determine the expected overall long-term rate of return on assets, we take into account the rates on long-term debt investments that are held in the portfolio, as well as expected trends in the equity markets, for plans including equity securities.

The Company has elected to use the five-year smoothing in the calculation of the market-related value of plan assets, which is used in the calculation of pension expense, as well as to establish the corridor used to determine amortization of unrecognized actuarial gains and losses. This method, which reduces the impact of market volatility on pension expense can result in significant differences in pension expense versus calculating expense based on the fair value of plan assets at the beginning of the period. At December 31, 2009, the market-related value of the Company’s plan assets was $407 versus fair value of $374. Using market-related value of assets to calculate 2010 pension expense reduces expense by approximately $6.

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

The following table presents the sensitivity of our projected pension benefit obligation (“PBO”), accumulated benefit obligation (“ABO”), deficit (“Deficit”) and 2010 pension expense to the following changes in key assumptions:

	Increase / (Decrease) at December 31, 2009			Increase / (Decrease)
	PBO	ABO	Deficit	2010 Expense
Assumption:
Increase in discount rate of 0.5%	(29)	(28)	24	—
Decrease in discount rate of 0.5%	32	30	(26)	1
Increase in estimated return on assets of 1.0%	N/A	N/A	N/A	(4)
Decrease in estimated return on assets of 1.0%	N/A	N/A	N/A	4

Impairment of Long-Lived Assets, Goodwill and Other Intangible Assets

As events warrant, we evaluate the recoverability of long-lived assets, other than goodwill and other indefinite-lived intangibles, by assessing whether the carrying value can be recovered over their remaining useful lives through the expected future undiscounted operating cash flows of the underlying business. Any impairment loss that may be required is determined by comparing the carrying value of the assets to their estimated fair value. Impairment indicators include a significant decrease in the market price of a long-lived asset, a significant adverse change in the manner in which the asset is being used or in its physical condition, a significant adverse change in legal factors or the business climate that could affect the value of a long-lived asset, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset, current period operating or cash flow losses combined with a history of operating or cash flow losses associated with the use of the asset, or a current expectation that more likely than not a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. As a result, future decisions to change our manufacturing process, exit certain businesses, reduce excess capacity, temporarily idle facilities and close facilities could result in material impairment charges. We do not have any indefinite-lived intangibles, other than goodwill.

We perform an annual goodwill impairment test to assess whether the estimated fair value of each reporting unit is less than the carrying amount of the unit’s net assets. We use a probability weighted market and income approach to estimate the values of our reporting units. Our market approach is a comparable analysis technique commonly used in the investment banking and private equity industries based on the EBITDA multiple technique. Under this technique, estimated values are the result of a market based EBITDA multiple that is applied to an appropriate historical EBITDA amount, adjusted for the additional fair value that would be assigned by a market participant obtaining control over the reporting unit. Our income approach is a discounted cash flow model. In the fourth quarter of 2008, we recognized goodwill impairments in our Coatings and Inks segment. As of December 31, 2009, the fair value of each of our remaining reporting units exceeded the carrying amount of assets and liabilities assigned to each unit. A 20% decrease in the EBITDA multiple combined with a 20% increase in the interest rate used to calculate the discounted cash flows would not result in additional reporting units failing the first step of our goodwill impairment analysis.

Recently Issued Accounting Standards

New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance for transfers of financial assets. Accounting Standards Update (“ASU”) 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets, removes the concept of a qualifying special-purpose entity (“QSPE”) and as a result eliminates the scope exception for QSPE’s. ASU 2009-16 also changes the criteria for a transfer of financial assets to qualify as a sales-type transfer. ASU 2009-16 will be effective for us on January 1, 2010. We do not expect this guidance to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued new guidance on variable interest entities. ASU 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, amends current guidance requiring an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. ASU 2009-17 will be effective for us on January 1, 2010. As a result, we expect to deconsolidate two of our variable interest entities from our consolidated financial statements, resulting in a net decrease in assets of $19, liabilities of $8 and noncontrolling interest of $10. This will result in an increase to Accumulated deficit of $1 for the cumulative effect of adoption on January 1, 2010.

Newly Adopted Accounting Standards

On January 1, 2009, we adopted new guidance requiring additional disclosures about derivative instruments and hedging activities. See Note 9 in Item 8 of Part II of this Annual Report on Form 10-K for additional disclosures.

On January 1, 2009, we adopted new guidance for business combinations. This guidance was effective for us for business combination transactions for which the acquisition date was on or after January 1, 2009. No business combination transactions occurred during the year ended December 31, 2009.

On January 1, 2009,we adopted new guidance for noncontrolling interests. We changed the presentation of our noncontrolling interests and retrospectively applied this accounting standard to prior periods.

At June 30, 2009, we adopted new guidance that increases the frequency of disclosures about the fair value of financial instruments and requires entities to provide the disclosures on a quarterly basis. See Note 9 in Item 8 of Part II of this Annual Report on Form 10-K for additional disclosures about the fair value of financial instruments.

At June 30, 2009, we adopted new guidance in determining whether impairments in debt securities are other than temporary and modifies the presentation and disclosure of investments in debt and equity securities. This guidance did not have a material impact on our consolidated financial statements.

At June 30, 2009, we adopted new guidance on determining fair value when the volume and level of activity for the asset or liability has significantly decreased when compared with normal market activity for the asset or liability. This guidance did not have a material impact on our consolidated financial statements.

At September 30, 2009, we adopted ASU 2009-01, Topic 105 – Generally Accepted Accounting Principles, and SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 superseded all then-existing non-SEC accounting and reporting standards with the Accounting Standards Codification (“ASC”). SFAS No. 168 did not have a material impact on our consolidated financial statements.

At September 30, 2009, we adopted ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value. ASU 2009-05 provides new guidance on the fair value measurement of liabilities. ASU 2009-05 did not have a material impact on our consolidated financial statements.

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

The following table summarizes our derivative financial instruments as of December 31, 2009 and 2008, which are recorded as Other current liabilities in the Consolidated Balance Sheets. Fair values are determined from quoted market prices at these dates.

	2009				2008
Liability Derivatives	Average Days To Maturity	Average Contract Rate	Notional Amount	Fair Value Liability	Average Days to Maturity	Average Contract Rate	Notional Amount	Fair Value Liability
Derivatives designated as hedging instruments
Interest Rate Swaps
Interest swap – 2006	—	—	$—	$—	182	—	$500	$(9)
Interest swap – 2007	366	—	650	(28)	731	—	350	(27)

Total derivatives designated as hedging instruments				$(28)				$(36)

Derivatives not designated as hedging instruments
Foreign Exchange and Interest Rate Swaps
Cross-Currency and Interest Rate Swap	638	1.2038	$25	$(5)	1,003	1.2038	$25	$(4)
Interest Rate Swap
Interest swap - Australia Multi-Currency Term	729	—	23	(1)	1,094	—	24	(1)
Commodity Contracts
Electricity contracts	—	—	3	(1)	—	—	—	—
Natural gas contracts	546	—	1	—	—	—	—	—
Natural gas futures	—	—	3	—	—	—	11	(3)

Total derivatives not designated as hedging instruments				$(7)				$(8)

Foreign Exchange Risk. Our international operations accounted for approximately 59% and 58% of our sales in 2009 and 2008, respectively. As a result, we have significant exposure to foreign exchange risk on transactions that can potentially be denominated in many foreign currencies. These transactions include foreign currency denominated imports and exports of raw materials and finished goods (both intercompany and third party) and loan repayments. The functional currency of our operating subsidiaries is the related local currency.

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

In 2005, we entered into a three-year $289 cross-currency and interest rate swap agreement structured for a non-U.S. subsidiary’s $290 U.S. dollar denominated floating rate term loan. The swap was designed to offset balance sheet and interest rate exposures and cash flow variability associated with the exchange rate fluctuations on the term loan. In 2008, we paid $29 to settle a portion of the cross-currency and interest rate swaps, which matured in 2008. We paid a weighted average interest rate of 7.5% and 6.9% and received a weighted average interest rate of 5.9% and 7.9% in 2008 and 2007, respectively.

The remaining portion of the cross-currency and interest rate swap was renegotiated and amended with the respective counterparties, effective September 30, 2008, in order to offset the ongoing balance sheet and interest rate exposures and cash flow variability associated with the exchange rate fluctuations of a non-U.S. subsidiary’s U.S. dollar denominated floating rate term loan. The amended swap agreement requires us to sell euros in exchange for U.S. dollars at a rate of 1.2038. We also will pay a variable rate equal to Euribor plus 390 basis points and will receive a variable rate equal to the U.S. dollar LIBOR plus 250 basis points. The amount we receive under this agreement is approximately equal to the non-U.S. subsidiary’s interest rate on its $290 term loan. This amended swap agreement has an initial notional amount of $25 that amortizes quarterly on a straight line basis to $24, prior to maturing on September 30, 2011. We paid a weighted average interest rate of 5.5% and 8% and received a weighted average interest rate of 3.4% and 6.3% on these amended swap agreements in 2009 and 2008, respectively.

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

In May 2006, we entered into interest rate swap agreements with two counterparties. These swaps are three-year agreements designed to offset the cash flow variability that results from interest rate fluctuations on our variable rate debt. The initial aggregate notional amount of the swaps is $1,000, which amortizes quarterly based on the expected payments on our term loans. As a result of the interest rate swaps, we pay a fixed rate equal to approximately 7.6% per year and receive a variable rate based on the terms of the underlying debt. We account for these swaps as qualifying cash flow hedges. These swap agreements matured and were terminated during 2009.

In January 2007, we entered into a three-year interest rate swap agreement designed to offset cash flow variability associated with interest rate fluctuations on our variable rate debt. This swap became effective on January 1, 2008. The initial notional amount of the swap is $300, but will increase to $700 before being amortized down to $375. As a result of the interest rate swaps, we pay a fixed rate equal to approximately 7.2% per year and receive a variable rate based on the terms of the underlying debt. We account for this swap as a qualifying cash flow hedge.

In February 2007, we financed the Orica A&R Acquisition with proceeds of approximately $70 from a new five-year Australian Multi-Currency Term / Working Capital Facility. To effectively fix the interest rate on approximately $30 of this facility, we entered into interest rate swap agreements with two counterparties for an initial notional amount of AUD $35, which amortizes quarterly based on the expected loan payments. The swap agreements terminate December 30, 2011. We pay a fixed interest rate of 6.6% and receive a floating rate based on the terms of the underlying debt. We have not applied hedge accounting to this derivative instrument.

Some of our debt, including debt under our floating rate notes and borrowings under our Senior Secured Credit Facilities, is at variable interest rates that expose us to interest rate risk. If interest rates increase, our debt service obligations on variable rate debt would increase even though the amount borrowed would not increase. Including variable rate debt that is subject to interest rate swap agreements, assuming the amount of our variable debt, as adjusted for the Amendment and Offering Transactions, remains the same, an increase of 1% in the interest rates on our variable rate debt would increase our 2010 estimated debt service requirements by approximately $15. See additional discussion about interest rate risk in Item 1A of Part I of this Annual Report on Form 10-K.

Following is a summary of our outstanding debt as of December 31, 2009 and 2008 (See Note 10 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for additional information on our debt). The fair value of our publicly held debt is based on the price at which the bonds are traded or quoted at December 31, 2009 and 2008. All other debt fair values are determined from quoted market interest rates at December 31, 2009 and 2008.

	2009			2008
Year	Debt Maturities	Weighted Average Interest Rate	Fair Value	Debt Maturities	Weighted Average Interest Rate	Fair Value
2009				$113	6.7%	$82
2010	$82	4.4%	$79	33	6.6%	19
2011	211	4.5%	203	241	6.7%	119
2012	30	4.5%	27	25	6.7%	11
2013	2,183	5.5%	1,868	2,190	7.3%	876
2014	678	8.7%	644	826	8.7%	199
2015 and beyond	326	8.6%	238	431	8.4%	39

	$3,510		$3,059	$3,859		$1,345

We do not use derivative financial instruments in our investment portfolios. Our cash equivalent investments and short-term investments are made in instruments that meet the credit quality standards that are established in our investment policies, which also limits the exposure to any one issue. At December 31, 2009 and 2008, we had $64 and $24, respectively, invested at average rates of 2% and 3%, respectively, primarily in interest-bearing time deposits. Due to the short maturity of our cash equivalents, the carrying value of these investments approximates fair value. Our short-term investments are recorded at cost which approximates fair value. Our interest rate risk is not significant. A 1% increase or decrease in interest rates on invested cash would not have had a material effect on our net income and cash flows for the years ended December 31, 2009 and 2008.

Commodity Risk. We are exposed to price risks on raw material purchases, most significantly with phenol, methanol, urea, acetone, propylene and chlorine. For our commodity raw materials, we have purchase contracts that have periodic price adjustment provisions. Commitments with certain suppliers, including our phenol and urea suppliers, provide up to 100% of our estimated requirements but also provide us with the flexibility to purchase a certain portion of our needs in the spot market, when it is favorable to us. We rely on long-term agreements with key suppliers for most of our raw materials. The loss of a key source of supply or a delay in shipments could have an adverse effect on our business. Should any of our suppliers fail to deliver or should any key long-term supply contracts be cancelled, we would be forced to purchase raw materials in the open market, and no assurances can be given that we would be able to make these purchases or make them at prices that would allow us to remain competitive. Our largest supplier provides 9% of our raw material purchases, and we could incur significant time and expense if we had to replace this supplier. In addition, several feedstocks at various facilities are transported through a pipeline from one supplier. If we were unable to receive these feedstocks through these pipeline arrangements, we may not be able to obtain them from other suppliers at competitive prices or in a timely manner. See the discussion about the risk factor on raw materials in Item 1A of Part I of this Annual Report on Form 10-K.

Natural gas is essential in our manufacturing processes, and its cost can vary widely and unpredictably. To help control our natural gas costs, we hedge a portion of our natural gas purchases for North America by entering into futures contracts for natural gas. These contracts are settled for cash each month based on the closing market price on the last day that the contract trades on the New York Mercantile Exchange. We also enter into fixed price forward contracts for the purchase of natural gas and electricity at certain of our manufacturing plants to offset the risk associated with increases in the prices of the underlying commodities.

We recognize gains and losses on these contracts each month as gas and electricity is used. Our future commitments are marked to market on a quarterly basis. We have not applied hedge accounting to these contracts.

Our commodity risk is moderated through our selected use of customer contracts with selling price provisions that are indexed to publicly available indices for the relevant commodity raw materials.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEXION SPECIALTY CHEMICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In millions)	2009	2008	2007
Net sales	$4,030	$6,093	$5,810
Cost of sales	3,511	5,467	5,019

Gross profit	519	626	791
Selling, general and administrative expense	345	393	390
Terminated merger and settlement (income) expense, net (See Note 3)	(40)	1,027	—
Integration costs (See Note 2)	—	27	39
Asset impairments (See Note 2)	50	21	32
Business realignment costs (See Note 2)	56	41	21
Other operating expense, net	14	10	7

Operating income (loss)	94	(893)	302
Interest expense, net	223	304	310
Gain on extinguishment of debt (See Note 10)	(224)	—	—
Other non-operating expense, net	—	7	15

Income (loss) before income tax and earnings from unconsolidated entities	95	(1,204)	(23)
Income tax expense (benefit) (See Note 16)	2	(17)	44

Income (loss) before earnings from unconsolidated entities	93	(1,187)	(67)
Earnings from unconsolidated entities, net of taxes	2	2	4

Net income (loss)	95	(1,185)	(63)
Net income attributable to noncontrolling interest	(3)	(5)	(2)

Net income (loss) attributable to Hexion Specialty Chemicals, Inc.	$92	$(1,190)	$(65)

Comprehensive income (loss) attributable to Hexion Specialty Chemicals, Inc.	$189	$(1,362)	$28

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

HEXION SPECIALTY CHEMICALS, INC.

(In millions, except share data)	December 31, 2009	December 31, 2008
Assets
Current assets
Cash and cash equivalents (including restricted cash of $7 and $6, respectively) (See Note 2)	$142	$127
Short-term investments	10	7
Accounts receivable (net of allowance for doubtful accounts of $25 and $24, respectively)	478	582
Inventories:
Finished and in-process goods	264	328
Raw materials and supplies	115	141
Other current assets	84	84

Total current assets	1,093	1,269

Other assets	104	108
Property and equipment
Land	110	98
Buildings	322	307
Machinery and equipment	2,368	2,157

	2,800	2,562
Less accumulated depreciation	(1,360)	(1,101)

	1,440	1,461
Goodwill (See Note 7)	177	170
Other intangible assets, net (See Note 7)	159	172

Total assets	$2,973	$3,180

Liabilities and Deficit
Current liabilities
Accounts and drafts payable	$481	$372
Debt payable within one year (See Note 10)	78	113
Affiliated loans payable	4	—
Interest payable	36	51
Income taxes payable	42	34
Accrued payroll and incentive compensation	50	39
Other current liabilities	197	270

Total current liabilities	888	879

Long-term debt (See Note 10)	3,328	3,746
Affiliated long-term debt (See Note 10)	100	—
Long-term pension and post employment benefit obligations (See Note 13)	233	259
Deferred income taxes (See Note 16)	120	122
Other long-term liabilities	128	128
Advance from affiliates (See Note 3)	225	225

Total liabilities	5,022	5,359

Commitments and contingencies (See Notes 10 and 12)
Deficit
Common stock - $0.01 par value; 300,000,000 shares authorized, 170,605,906 issued and 82,556,847 outstanding at December 31, 2009 and 2008	1	1
Paid-in capital	507	517
Treasury stock, at cost – 88,049,059 shares	(296)	(296)
Note receivable from parent	(24)	—
Accumulated other comprehensive income	99	2
Accumulated deficit	(2,350)	(2,442)

Total Hexion Specialty Chemicals, Inc. shareholder’s deficit	(2,063)	(2,218)

Noncontrolling interest	14	39

Total deficit	(2,049)	(2,179)

Total liabilities and deficit	$2,973	$3,180

See Notes to Consolidated Financial Statements

HEXION SPECIALTY CHEMICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(In millions)	2009	2008	2007
Cash flows provided by (used in) operating activities
Net income (loss)	$95	$(1,185)	$(63)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	178	203	198
Gain on extinguishment of debt	(224)	—	—
Push-down of (income) expense (recovered) paid by shareholder (See Note 3)	(15)	200	—
Write-off of deferred acquisition costs	—	101	—
Loss (gain) on disposal of assets, net of taxes	6	(3)	(8)
Stock-based compensation expense	5	5	5
Deferred tax benefit	(7)	(13)	(3)
Non-cash impairments and accelerated depreciation	57	33	32
Cash settlement of derivatives	—	37	—
Other non-cash adjustments	(16)	(6)	21
Net change in assets and liabilities, excluding acquisitions:
Accounts receivable	128	231	(51)
Inventories	99	99	(14)
Accounts and drafts payable	95	(299)	57
Income taxes payable	6	(10)	(33)
Other assets, current and non-current	2	8	17
Other liabilities, current and long-term	(54)	(33)	16

Net cash provided by (used in) operating activities	355	(632)	174

Cash flows used in investing activities
Capital expenditures	(131)	(134)	(122)
Capitalized interest	(5)	—	(1)
Acquisition of businesses, net of cash acquired	—	—	(130)
Deferred acquisition costs	—	—	(101)
Change in restricted cash	2	(6)	—
Purchases of investments	(2)	(7)	—
Proceeds from the sale of assets	4	13	19

Net cash used in investing activities	(132)	(134)	(335)

Cash flows (used in) provided by financing activities
Net short-term debt (repayments) borrowings	(10)	8	1
Borrowings of long-term debt	1,155	1,092	2,405
Repayments of long-term debt	(1,404)	(929)	(2,100)
Borrowings of affiliated debt	104	—	—
Purchase of note receivable due from parent	(24)	—	—
Capital contribution from parent (See Note 14)	—	325	—
Advance from affiliates (See Note 3)	—	225	—
Payment of dividends on common stock	(10)	(2)	(13)
Long-term debt and credit facility financing fees	(5)	—	(5)
(Deconsolidation) consolidation of noncontrolling interest in variable interest entity	(24)	24	—
Payment of dividends to noncontrolling interest holder	(4)	—	—
Cash settlement of derivatives	—	(37)	—

Net cash (used in) provided by financing activities	(222)	706	288

Effect of exchange rates on cash and cash equivalents	13	(18)	8
Increase (decrease) in cash and cash equivalents	14	(78)	135
Cash and cash equivalents at beginning of year	121	199	64

Cash and cash equivalents (unrestricted) at end of year	$135	$121	$199

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net	$234	$298	$307
Income taxes (refunded) paid, net	(6)	7	84
Non-cash investing and financing activities:
Unpaid common stock dividends declared	—	—	1

See Notes to Consolidated Financial Statements

HEXION SPECIALTY CHEMICALS, INC.

CONSOLIDATED STATEMENTS OF DEFICIT AND COMPREHENSIVE INCOME (LOSS)

(In millions)	Common Stock	Paid-in Capital (Deficit)	Treasury Stock	Note Receivable From Parent	Accumulated Other Comprehensive (Loss) Income (a)	Accumulated Deficit	Noncontrolling Interest	Total
Balance at December 31, 2006	$1	$(17)	$(296)	$—	$81	$(1,183)	$13	$(1,401)
Net loss	—	—	—	—	—	(65)	2	(63)
Translation adjustments	—	—	—	—	113	—	—	113
Deferred losses on cash flow hedges	—	—	—	—	(21)	—	—	(21)
Gain recognized from pension and postretirement benefits, net of tax	—	—	—	—	1	—	—	1

Comprehensive income								30

Dividends declared ($0.01 per share)	—	(1)	—	—	—	—	—	(1)
Dividends declared to noncontrolling interest holder	—	—	—	—	—	—	(4)	(4)
Interest sold to noncontrolling interest holder	—	—	—	—	—	—	1	1
Impact of adoption of new accounting standard for uncertain tax positions	—	—	—	—	—	(4)	—	(4)
Stock-based compensation expense	—	5	—	—	—	—	—	5

Balance at December 31, 2007	1	(13)	(296)	—	174	(1,252)	12	(1,374)
Net loss	—	—	—	—	—	(1,190)	5	(1,185)
Translation adjustments	—	—	—	—	(84)	—	—	(84)
Deferred losses on cash flow hedges	—	—	—	—	(10)	—	—	(10)
Loss recognized from pension and postretirement benefits, net of tax	—	—	—	—	(78)	—	—	(78)

Comprehensive loss								(1,357)

Dividends declared to noncontrolling interest holder	—	—	—	—	—	—	(2)	(2)
Capital contribution from parent (See Note 14)	—	325	—	—	—	—	—	325
Push-down of expense paid by shareholder (See Note 3)	—	200	—	—	—	—	—	200
Consolidation of variable interest entity	—	—	—	—	—	—	24	24
Stock-based compensation expense	—	5	—	—	—	—	—	5

Balance at December 31, 2008	1	517	(296)	—	2	(2,442)	39	(2,179)
Net income	—	—	—	—	—	92	3	95
Translation adjustments	—	—	—	—	64	—	1	65
Deferred losses on cash flow hedges	—	—	—	—	15	—	—	15
Gain recognized from pension and postretirement benefits, net of tax	—	—	—	—	18	—	—	18

Comprehensive income								193

Dividends declared to noncontrolling interest holder	—	—	—	—	—	—	(5)	(5)
Push-down of recovery of expense paid by shareholder (See Note 3)	—	(15)	—	—	—	—	—	(15)
Deconsolidation of variable interest entity (See Note 8)	—	—	—	—	—	—	(24)	(24)
Purchase of note receivable due from parent (See Note 6)	—	—	—	(24)	—	—	—	(24)
Stock-based compensation expense	—	5	—	—	—	—	—	5

Balance at December 31, 2009	$1	$507	$(296)	$(24)	$99	$(2,350)	$14	$(2,049)

(a)        Accumulated other comprehensive income at December 31, 2009 represents $196 of net foreign currency translation gains, net of tax, $20 of net deferred losses on cash flow hedges and a $77 unrealized loss, net of tax, related to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement plans. Accumulated other comprehensive income at December 31, 2008 represents $132 of net foreign currency translation gains, net of tax, $35 of net deferred losses on cash flow hedges and a $95 loss, net of tax, relating to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement benefit plans (see Note 13). Accumulated other comprehensive income at December 31, 2007 represents $216 of net foreign currency translation gains, net of tax, $25 of net deferred losses on cash flow hedges and a $17 loss, net of tax, relating to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement benefit plans (see Note 13).

See Notes to Consolidated Financial Statements

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements

(In millions, except share data)

1. Background and Basis of Presentation

Based in Columbus, Ohio, Hexion Specialty Chemicals, Inc. (“Hexion” or the “Company”) manufactures and markets thermosetting resins worldwide, including epoxy resins and intermediates, forest products resins, coating products and phenolic specialty resins. At December 31, 2009, the Company has 91 active production and manufacturing facilities, with 35 located in the United States.

Hexion was formed on May 31, 2005 from the combination of three Apollo Management, L.P. (“Apollo”) controlled companies (the “Hexion Formation”); Resolution Performance Products, LLC (“Resolution Performance”), Resolution Specialty Materials, Inc. (“Resolution Specialty”) and Borden Chemical, Inc. (“Borden Chemical”). At the Hexion Formation, Borden Chemical changed its name to Hexion Specialty Chemicals, Inc., and BHI Acquisition Corp. (“BHI Acquisition”), Borden Chemical’s parent, changed its name to Hexion LLC. Prior to the Hexion Formation, on April 29, 2005, a subsidiary of Borden Chemical acquired Bakelite Aktiengesellschaft (“Bakelite” or “Bakelite Transaction”).

During the third quarter of 2009, the Company recorded out of period income of approximately $3 related to a reduction of the carrying value of debt at a foreign subsidiary. As a result of this adjustment, the Company’s Income before income tax and Net income increased by $2, for the year ended December 31, 2009. Of the $2 increase to Income before income tax, approximately $2 should have been recorded in the year ended December 31, 2008. Management does not believe that this adjustment is material to the Condensed Consolidated Financial Statements for the year ended December 31, 2009 or to any prior periods.

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

The Company has recorded a noncontrolling interest for the equity interests in consolidated subsidiaries that are not 100% owned. The noncontrolling interest primarily reflects the minority owner’s interest of 50.00% and 49.99% at December 31, 2009 and 2008, respectively, in HA-International, LLC (“HAI”), a joint venture between the Company and Delta-HA, Inc.

The Company has purchase contracts with HAI, a variable interest entity, which represents a significant portion of HAI’s total revenue. In addition, the Company has pledged its member interest in HAI as collateral on HAI’s revolving line of credit. These factors result in the Company absorbing the majority of the risk to potential losses or gains from a majority of the expected returns. Therefore, the Company is the primary beneficiary of HAI and as such, has consolidated HAI in its Consolidated Financial Statements.

The Company has a 50% ownership interest in Asia Dekor Borden (Hong Kong) Chemical Company, a joint venture that manufactures formaldehyde and resins in China, and a 49.99% interest in Hexion UV Coatings (Shanghai) Co., Ltd, a joint venture that manufactures UV-curable coatings and adhesives in China. These joint ventures are accounted for using the equity method of accounting.

Foreign Currency Translations—Assets and liabilities of foreign affiliates are translated at the exchange rates in effect at the balance sheet date. Income, expenses and cash flows are translated at average exchange rates during the year. In addition, gains or losses related to the Company’s intercompany loans payable and receivable denominated in a foreign currency other than the subsidiary’s functional currency that are deemed to be permanently invested are also remeasured to cumulative translation. The effect of translation is accounted for as an adjustment to Deficit and is included in Accumulated other comprehensive income. Transaction gains and losses are included as a component of Net income (loss). The Company recognized transaction gains (losses) of $4, $(32) and $10 for the years ended December 31, 2009, 2008 and 2007, respectively.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and also the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, it requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. The most significant estimates that are included in the financial statements are environmental remediation, legal liabilities, deferred tax assets and liabilities and related valuation allowances, income tax accruals, pension and postretirement assets and liabilities, valuation allowances for accounts receivable and inventories, general insurance liabilities, asset impairments, fair values of stock awards and fair values of assets acquired and liabilities assumed in business acquisitions. Actual results could differ from these estimates.

Cash and Cash Equivalents—The Company considers all highly liquid investments that are purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2009 and 2008, the Company had interest-bearing time deposits and other cash equivalent investments of $54 and $17, respectively. They are included on the Consolidated Balance Sheets as a component of Cash and cash equivalents.

Investments—Investments with original maturities greater than 90 days but less than one year are included on the Consolidated Balance Sheets as Short-term investments. At December 31, 2009 and 2008, the Company had Brazilian real denominated U.S. dollar index investments of $10 and $7, respectively. These investments, which are classified as held-to-maturity securities, are recorded at cost, which approximates fair value.

Allowance for Doubtful Accounts—The allowance for doubtful accounts is estimated using factors such as customer credit ratings and past collection history. Receivables are charged against the allowance for doubtful accounts when it is probable that the receivable will not be recovered.

Inventories—Inventories are stated at lower of cost or market using the first-in, first-out method. Costs include direct material, direct labor and applicable manufacturing overheads. Abnormal manufacturing costs are recognized as period costs and fixed manufacturing overheads are allocated based on normal production capacity. An allowance is provided for excess and obsolete inventories based on management’s review of inventories on-hand compared to the estimated future usage and sales. Inventories on the Consolidated Balance Sheets are presented net of an allowance for excess and obsolete inventory of $11 and $9 at December 31, 2009 and 2008, respectively.

Deferred Expenses—Deferred financing costs are presented as a component of Other assets on the Consolidated Balance Sheets and are amortized over the life of the related debt or credit facility using the effective interest method. Upon extinguishment of any of the debt, the related debt issuance costs are written off. At December 31, 2009 and 2008, the Company’s unamortized deferred financing costs were $34 and $39, respectively.

Property and Equipment—Land, buildings and machinery and equipment are stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of properties (the average estimated useful life for buildings is 20 years and 15 years for machinery and equipment). Assets under capital leases are amortized over the lesser of their useful life or the lease term. Major renewals and betterments are capitalized. Maintenance, repairs, minor renewals and turnarounds (periodic maintenance and repairs to major units of manufacturing facilities) are expensed as incurred. When property and equipment is retired or disposed of, the asset and related depreciation are removed from the accounts and any gain or loss is reflected in income. The Company capitalizes interest costs that are incurred during the construction of property and equipment. Depreciation expense was $160, $182 and $180 for the years ended December 31, 2009, 2008 and 2007, respectively.

Capitalized Software—The Company capitalizes certain costs, such as software coding, installation and testing, that are incurred to purchase or create and implement computer software for internal use. Amortization is recorded on the straight-line basis over the estimated useful lives ranging from 1 to 5 years.

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

During the years ended December 31, 2009, 2008 and 2007, asset impairments of $50, $21 and $32, respectively, were included in Asset impairments on the Consolidated Statements of Operations. In addition, during the years ended December 31, 2009 and 2008, accelerated depreciation on closing facilities of $7 and $12, respectively, was included in Other operating expense, net on the Consolidated Statements of Operations.

Long-Lived and Amortizable Intangible Assets

In 2009, the Company recorded impairment charges of $44 in the Epoxy and Phenolic Resins segment and $3 in the Coatings and Inks segment as a result of the Company’s decision to indefinitely idle certain production lines. In addition, the Company recorded miscellaneous impairments of $3 related to the closure of R&D facilities in the Formaldehyde and Forest Products Resins and Epoxy and Phenolic Resins segments.

In 2008, the Company recorded an $8 charge in the Epoxy and Phenolic Resins segment for the impairment of tradenames from which cash flows are no longer generated. The Company also recorded a $3 impairment charge in the Coatings and Inks segment as a result of decisions to close certain production facilities.

In 2007, the Company recorded impairment charges of $12 and $11 due to the closure of two manufacturing sites in North America in the Formaldehyde and Forest Products Resins segment and one manufacturing site in Europe in the Coatings and Inks segment, respectively. The remaining amount is due to miscellaneous impairments related to closing of facilities and exit of certain product lines.

Goodwill

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

At December 31, 2009, the fair value of the remaining reporting units exceeded the carrying amount of assets (including goodwill) and liabilities assigned to the units. In the fourth quarter of 2008, the Company recognized goodwill impairments in its Coatings and Inks segment of $10. See further discussion in Note 7. At December 31, 2007, the fair value of each reporting unit exceeded the carrying amount of assets (including goodwill) and liabilities assigned to the units.

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

Environmental Matters—Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Environmental accruals are reviewed on a quarterly basis and as events and developments warrant. See Note 12.

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

Shipping and Handling—Freight costs that are billed to customers are included in Net sales in the Consolidated Statements of Operations. Shipping costs are incurred to move the Company’s products from production and storage facilities to the customer. Handling costs are incurred from the point the product is removed from inventory until it is provided to the shipper and generally include costs to store, move and prepare the products for shipment. Shipping and handling costs are recorded in Cost of sales in the Consolidated Statements of Operations.

Research and Development Costs—Funds are committed to research and development activities for technical improvement of products and processes that are expected to contribute to future earnings. All costs associated with research and development are charged to expense as incurred. Research and development and technical service expense was $61, $73 and $70 for the years ended December 31, 2009, 2008 and 2007, respectively and is included in Selling, general and administrative expense in the Consolidated Statements of Operations.

Integration Costs—The Company incurred Integration costs totaling $27 and $39 for the years ended December 31, 2008 and 2007, respectively. These costs represent costs to implement a single, company-wide, management information and accounting system and a new consolidations and financial reporting system, as well as, redundancy and plant rationalization costs and incremental administrative costs from integration programs that resulted from the Hexion Formation and recent acquisitions.

Business Realignment Costs—The Company incurred Business realignment costs totaling $56, $41 and $21 for the years ended December 31, 2009, 2008 and 2007, respectively. For the years ended December 31, 2009 and 2008, these costs primarily represent expenses to implement productivity savings programs to reduce the Company's cost structure and align manufacturing capacity with current volume demands (See Note 4). For the year ended December 31, 2007 these costs primarily represent minor restructuring programs related to headcount reduction costs associated with plant closures and divestitures.

Income Taxes—The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of the assets and liabilities.

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

Derivative Financial Instruments—The Company is a party to forward exchange contracts, interest rate swaps, cross-currency swaps and natural gas futures and electricity and natural gas forward contracts to reduce its cash flow exposure to changes in foreign exchange rates, interest rates, natural gas and electricity prices. The Company does not hold or issue derivative financial instruments for trading purposes. All derivative financial instruments, whether designated in hedging relationships or not, are recorded on the Consolidated Balance Sheets at fair value. If a derivative financial instrument is designated as a fair-value hedge, the changes in the fair value of the derivative financial instrument and the hedged item are recognized in earnings. If the derivative financial instrument is designated as a cash-flow hedge, changes in the fair value of the derivative financial instrument are recorded in Accumulated other comprehensive income in the Consolidated Balance Sheets, to the extent effective, and are recognized in the Company’s Consolidated Statement of Operations when the hedged item impacts earnings. The cash flows from derivative financial instruments accounted for as hedges are classified in the same category as the item being hedged in the Consolidated Statements of Cash Flows. The Company documents effectiveness assessments in order to use hedge accounting at each reporting period. See Note 9.

Stock-Based Compensation—Stock-based compensation cost is measured at the grant date based on the fair value of the award which is amortized as expense over the requisite service period. See Note 15.

Transfers of Financial Assets—The Company executes factoring and sales agreements with respect to its trade accounts receivable to support its working capital requirements. The Company accounts for these transactions as either sales-type or financing-type transfers of financial assets based on the terms and conditions of each agreement. The Company retains the servicing rights on the transfers of accounts receivable and measures these rights at fair value, if material. See Note 8.

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

Concentrations of Supplier Risk—The Company relies on long-term agreements with key suppliers for most of its raw materials. The loss of a key source of supply or a delay in shipments could have an adverse effect on its business. Should any of the suppliers fail to deliver or should any of the key long-term supply contracts be cancelled, the Company would be forced to purchase raw materials at current market prices. The Company’s largest supplier provides 9% of raw material purchases. In addition, several of the feedstocks at various facilities are transported through a pipeline from one supplier.

Subsequent Events – The Company evaluates all subsequent events from December 31, 2009 through the time that it files its Consolidated Financial Statements.

Reclassifications—Certain prior period balances have been reclassified to conform with current presentations.

Recently Issued Accounting Standards

New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance for transfers of financial assets. Accounting Standards Update (“ASU”) 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets,

removes the concept of a qualifying special-purpose entity (“QSPE”) and as a result eliminates the scope exception for QSPE’s. ASU 2009-16 also changes the criteria for a transfer of financial assets to qualify as a sales-type transfer. ASU 2009-16 will be effective for the Company on January 1, 2010. The Company plans to adopt the provisions of ASU 2009-16 during the first quarter of 2010, but does not expect this guidance to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued new guidance on variable interest entities. ASU 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, amends current guidance requiring an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. ASU 2009-17 will be effective for the Company on January 1, 2010. As a result, the Company expects to deconsolidate two of its variable interest entities from its consolidated financial statements, resulting in net decrease in assets of $19, liabilities of $8 and noncontrolling interest of $10. This will result in an increase to Accumulated deficit of $1 for the cumulative effect of adoption on January 1, 2010.

Newly Adopted Accounting Standards

On January 1, 2009, the Company adopted new guidance requiring additional disclosures about derivative instruments and hedging activities. See Note 9 for additional disclosures.

On January 1, 2009, the Company adopted new guidance for business combinations. This guidance was effective for the Company for business combination transactions for which the acquisition date was on or after January 1, 2009. No business combination transactions occurred during the year ended December 31, 2009.

On January 1, 2009, the Company adopted new guidance for noncontrolling interests. The Company changed the presentation of its noncontrolling interests and retrospectively applied this accounting standard to prior periods.

At June 30, 2009, the Company adopted new guidance that increases the frequency of disclosures about the fair value of financial instruments and requires entities to provide the disclosures on a quarterly basis. See Note 9 for additional disclosures about the fair value of financial instruments.

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

At September 30, 2009, the Company adopted ASU 2009-01, Topic 105 – Generally Accepted Accounting Principles, and SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 superseded all then-existing non-SEC accounting and reporting standards with the Accounting Standards Codification. SFAS No. 168 did not have a material impact on the Company’s consolidated financial statements.

At September 30, 2009, the Company adopted ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value. ASU 2009-05 provides new guidance on the fair value measurement of liabilities. ASU 2009-05 did not have a material impact on the Company’s consolidated financial statements.

3. Terminated Merger and Settlement Costs

Background

On July 12, 2007, the Company announced the signing of an Agreement and Plan of Merger (the “Agreement”) to acquire Huntsman in an all-cash transaction initially valued at approximately $10,600, which included the assumption of debt. In connection with the transaction, the Company obtained financing commitments from affiliates of Credit Suisse and Deutsche Bank (the “Banks”).

Prior to entering into the Agreement, Huntsman terminated an Agreement and Plan of Merger with Basell AF. As a result, Huntsman paid Basell AF a break-up fee in the amount of $200, of which the Company funded $100 in July 2007. This amount was recorded as a deferred acquisition cost and was included as a component of Other assets, net in the Consolidated Balance Sheets at December 31, 2007. The Company had also recorded other deferred acquisition costs as a component of Other assets, net in the Consolidated Balance Sheets at December 31, 2007. In June 2008, the Company wrote off its previously deferred acquisition costs in the Consolidated Statements of Operations due to the uncertainty that the transaction would be consummated.

On December 13, 2008, Huntsman sent notice to the Company that, pursuant to its terms, Huntsman terminated the Agreement. On December 14, 2008, the Company entered into a settlement agreement and release with Huntsman and other parties, and the proposed merger was terminated. Under the settlement agreement, the Company paid Huntsman a $325 termination fee, as required by the merger agreement. In addition, on a joint and several basis with certain affiliates of Apollo, the Company paid Huntsman $225, while reserving all rights with respect to reallocation of the payments to other affiliates of Apollo, and certain affiliates of Apollo paid Huntsman $200, while reserving all rights with respect to reallocation of the payments to certain other affiliates of Apollo. Finally, certain affiliates of Apollo purchased $250 of Huntsman’s 7% convertible senior notes. As a result of the termination of the Agreement, the Company’s agreement to sell a significant portion of its specialty epoxy business was also terminated.

The $325 termination fee paid to Huntsman was funded through a capital contribution from the Company’s parent, Hexion LLC. The capital contribution was financed through a borrowing of $351 from the Banks to Hexion LLC (the “LLC PIK Facility”). The $225 settlement payment the Company made was funded by an advance from Apollo, while reserving all rights with respect to reallocation of the payments to other affiliates of Apollo. Under the provisions of the settlement agreement and release, the Company is contractually obligated to reimburse Apollo for any insurance recoveries on the $225 settlement payment, net of expense incurred in obtaining such recoveries. Apollo has agreed that the payment of any such insurance recoveries will satisfy the Company’s obligation to repay amounts received under the $225 advance. The Company has recorded the $225 settlement payment advance as a long-term liability at December 31, 2009. The $200 settlement payment made by Apollo has been treated as an expense by the Company with the credit to Paid-in capital at December 31, 2008. This settlement was considered an expense of the Company as the liability was joint and several between the Company and Apollo and the settlement by Apollo was caused by its relationship with the Company as a principal shareholder.

Any insurance recoveries by us related to the $225 settlement payment, and any insurance recoveries by Apollo related to the $200 settlement payment will be recognized as income in the period when the gains become realizable. For the year ended December 31, 2009, $15 has been recognized as income due to insurance recoveries by Apollo related to the $200 settlement payment. As of December 31, 2009, the Company has not recovered any insurance proceeds related to the $225 settlement payment.

Terminated merger and settlement (income) expense, net

The Company recognized net Terminated merger and settlement income, net of $40 for the year ended December 31, 2009. The Company recognized income during the year of $51 as the Company negotiated reductions on certain of its merger related service provider liabilities and $15 in insurance proceeds related to the $200 settlement payment made by Apollo that was treated as an expense of the Company in 2008. The income was partially offset by legal contingency accruals.

The Company incurred Terminated merger and settlement expense, net totaling $1,027 for the year ended December 31, 2008. The costs represent the $325 termination fee, the $225 settlement payment, the non-cash push-down of settlement costs paid by Apollo of $200 and the litigation costs associated with the terminated merger. These costs also include the write-off of previously deferred acquisition costs and legal, consulting, accounting and tax costs related to the terminated merger agreement and litigation described above.

4. Productivity Program

At December 31, 2009, the Company had $125 of in-process productivity savings to properly align its cost structure in response to the challenging economic environment. The Company estimates that these cost reduction activities will occur over the next eighteen months. The net costs to achieve these productivity savings is estimated at $69, including restructuring costs described below and expected capital expenditures related to productivity savings programs.

A reconciliation of in-process productivity savings at December 31, 2008 to in-process productivity savings at December 31, 2009 follows:

In-process productivity savings at December 31, 2008	$119
Additional productivity initiatives identified in 2009	154
Incremental productivity savings achieved in 2009	(148)

In-process productivity savings at December 31, 2009	$125

The following table summarizes restructuring information by type of cost:

	Workforce reductions	Site closure costs	Other projects	Total
Restructuring costs expected to be incurred	$65	$21	$2	$88
Cumulative restructuring costs incurred through December 31, 2009	46	9	2	57

Accrued liability at December 31, 2007	$—	$—	$—	$—
Restructuring charges	15	—	—	15
Payments	(1)	—	—	(1)

Accrued liability at December 31, 2008	14	—	—	14
Restructuring charges	31	9	2	42
Payments	(24)	(9)	(2)	(35)
Foreign currency translation	1	—	—	1

Accrued liability at December 31, 2009	$22	$—	$—	$22

Workforce reduction costs primarily relate to employee termination costs and are accounted for under the guidance for nonretirement postemployment benefits or as exit and disposal costs, as applicable. During the years ended December 31, 2009 and 2008, restructuring charges of $42 and $15, respectively, were recorded in Business realignment costs on the Consolidated Statements of Operations. At December 31, 2009 and 2008, the Company had accrued $22 and $14, respectively, for restructuring liabilities in Other current liabilities in the Consolidated Balance Sheets.

The following table summarizes restructuring information by reporting segment:

	Epoxy and Phenolic Resins	Formaldehyde and Forest Products	Performance Products	Coatings and Inks	Corporate and Other	Total
Restructuring costs expected to be incurred	$42	$5	$—	$34	$7	$88
Cumulative restructuring costs incurred through December 31, 2009	22	4	—	24	7	57

Accrued liability at December 31, 2007	$—	$—	$—	$—	$—	$—
Restructuring charges	7	1	—	4	3	15
Payments	—	—	—	(1)	—	(1)

Accrued liability at December 31, 2008	7	1	—	3	3	14
Restructuring charges	15	3	—	20	4	42
Payments	(8)	(2)	—	(21)	(4)	(35)
Foreign currency translation	1	—	—	—	—	1

Accrued liability at December 31, 2009	$15	$2	$—	$2	$3	$22

5. Acquisitions and Divestitures

The Company accounts for acquisitions using the purchase method of accounting. As required under this method, results of operations of the acquired entities have been included from the date of acquisition, and any excess of purchase price over the sum of amounts assigned to identified assets and liabilities has been recorded as goodwill.

2009 and 2008 Divestitures

During the years ended December 31, 2009 and 2008, the Company completed the sale of .01% and 4.99% interest in HAI, respectively. At December 31, 2009 and 2008, the Company’s economic interest in HAI was 50% and 50.01%, respectively. In addition, during the year ended December 31, 2008, the Company completed the sale of certain assets of a non-core product line.

The Company recognized net gains totaling $5 for asset divestitures during the year ended December 31, 2008. This amount is included in Other operating expense, net in the Company’s Consolidated Statements of Operations.

2007 Acquisitions and Divestitures

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

The following unaudited pro forma financial information presents the consolidated results of operations as if the Orica A&R Acquisition had occurred at the beginning of the period presented. Pro forma adjustments include only the effects of events directly attributable to the acquisition. The pro forma adjustments reflected in the table below include amortization of intangibles, depreciation adjustments from the write-up of property and equipment to estimated fair market value, and interest expense on a new debt facility used to fund the Orica A&R Acquisition (see Note 10) and related income tax effects.

Year ended December 31, 2007
Net sales	$5,817
Net loss	(65)
Net loss available to common shareholders	(65)

The pro forma financial information above does not necessarily reflect the operating results that would have occurred had the acquisition been consummated at the beginning of the period presented, nor is such information indicative of future operating results.

Arkema Acquisition

On November 1, 2007, the Company completed the purchase of the German forest products resins and formaldehyde business of Arkema GmbH (the “Arkema Acquisition”). This business manufactures formaldehyde and formaldehyde-based resins. The business employs approximately 100 people and had 2006 revenues of approximately €101, or $127. The purchase price was €44, or $64, subject to certain adjustments. This business is included in the Formaldehyde and Forest Products Resins segment. The pro forma effects of this acquisition were not material to the Company’s consolidated financial statements.

On June 4, 2007, the Company completed the sale of a 5% interest in HAI to its joint venture partner Delta-HA, Inc. At December 31, 2007, the Company’s economic interest in HAI was 55%. The Company recognized gains totaling $8 (both on a pretax and after tax basis) for divestitures that are included in Other operating expense, net in the Company’s Consolidated Statements of Operations for the year ended December 31, 2007.

6. Related Party Transactions

Administrative Service, Management and Consulting Arrangements

The Company is subject to an Amended and Restated Management Consulting Agreement with Apollo (the “Management Consulting Agreement”) under which the Company receives certain structuring and advisory services from Apollo and its affiliates. The annual fees under the Management Consulting Agreement is $3. Due to the current economic downturn, Apollo suspended its 2009 annual fees. These fees have been reinstated in 2010. The Management Consulting Agreement provides indemnification to Apollo and its affiliates and their directors, officers and representatives for potential losses arising from these services.

Under these agreements, the Company paid annual fees of $3 for the years ended December 31, 2008 and 2007. These amounts are included in Other operating expense, net in the Company’s Consolidated Statements of Operations.

Financing Agreements

In connection with the terminated Huntsman merger and related litigation settlement agreement and release among the Company, Huntsman and other parties entered into on December 14, 2008, the Company paid Huntsman $225. The settlement payment was funded to the Company by an advance from Apollo, while reserving all rights with respect to reallocation of the payments to other affiliates of Apollo. Under the provisions of the settlement agreement and release, the Company is contractually obligated to reimburse Apollo for any insurance recoveries on the $225 settlement payment, net of expense incurred in obtaining such recoveries. Apollo has agreed that the payment of any such insurance recoveries will satisfy the Company’s obligation to repay amounts received under the $225 advance. The Company has recorded the $225 settlement payment advance as a long-term liability at December 31, 2009. As of December 31, 2009, the Company has not recovered any insurance proceeds related to the $225 settlement payment.

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

In connection therewith, in March 2009, certain affiliates of Apollo extended a $100 term loan to the Company and an affiliate of the Company (the “Term Loan”). The Term Loan will mature on December 31, 2011 with interest at adjusted LIBOR plus 2.25% per annum. Interest expense incurred during the year ended December 31, 2009 on the Term Loan was $3. In addition, in December 2009 the Company sold $104 of trade accounts receivable to affiliates of Apollo for net cash of $94, ($10 remains held in a reserve account at December 31, 2009). See Note 8 for a description of the Company’s sale of trade accounts receivable. The available borrowings under these liquidity facilities at December 31, 2009 were $6. This amount will increase on a dollar for dollar basis as the $104 of sold receivables are collected.

Purchase of Hexion LLC debt

In April 2009, the Company purchased $180 in face value of the outstanding LLC PIK Facility for $24, including accrued interest. The loan receivable from Hexion LLC has been recorded at its acquisition value of $24 as an addition to the Company’s shareholder deficit as Hexion LLC is the Company’s parent. In addition, at December 31, 2009 the Company has not recorded accretion of the purchase discount or interest income as ultimate receipt of these cash flows is under the control of Hexion LLC. The Company will continue to assess the collectibility of these cash flows to determine future amounts to record, if any.

Other Transactions and Arrangements

The Company sells products to certain Apollo affiliates. These sales were $2, $7 and $7 for the years ended December 31, 2009, 2008 and 2007, respectively. Accounts receivable from these affiliates were less than $1 at December 31, 2009 and 2008. The Company also purchases raw materials and services from certain Apollo affiliates. These purchases were $8, $3 and $8 for the years ended December 31, 2009, 2008 and 2007, respectively. The Company had accounts payable to Apollo affiliates of $2 and less than $1 at December 31, 2009 and 2008.

7. Goodwill and Intangible Assets

The Company’s gross carrying amount and accumulated impairments of goodwill consist of the following as of December 31:

	2009				2008
	Gross Carrying Amount	Accumulated Impairments	Accumulated Foreign Currency Translation	Net Book Value	Gross Carrying Amount	Accumulated Impairments	Accumulated Foreign Currency Translation	Net Book Value
Epoxy and Phenolic Resins	$88	$—	$5	$93	$88	$—	$3	$91
Formaldehyde and Forest Products	80	—	(3)	77	79	—	(7)	72
Performance Products	7	—	—	7	7	—	—	7
Coatings and Inks	10	(10)	—	—	10	(10)	—	—

	$185	$(10)	$2	$177	$184	$(10)	$(4)	$170

The changes in the net carrying amount of goodwill by segment for the years ended December 31, 2009 and 2008 are as follows:

	Epoxy and Phenolic Resins	Formaldehyde and Forest Products	Performance Products	Coatings and Inks	Total
Goodwill balance at December 31, 2007	$109	$76	$10	$11	$206
Impairments	—	—	—	(10)	(10)
Purchase accounting adjustments	(14)	(1)	—	(1)	(16)
Foreign currency translation	(4)	(3)	(3)	—	(10)

Goodwill balance at December 31, 2008	91	72	7	—	170
Purchase accounting adjustments	—	1	—	—	1
Foreign currency translation	2	4	—	—	6

Goodwill balance at December 31, 2009	$93	$77	$7	$—	$177

Goodwill impairment charges for the year ended December 31, 2008 of $10 were recognized in the Coatings and the Inks reporting units as a result of the continued weakness in the housing and construction markets and competitive pressures in these reporting units resulting in lower future reporting unit earnings and cash flows than previously projected. The amount of the charge was determined using a probability weighted market approach using EBITDA multiples and an income approach using discounted cash flows. The entire goodwill balances in the Coatings and the Inks reporting units have been impaired as the implied fair value of the reporting units’ goodwill was zero.

Purchase accounting adjustments in 2008 in the Epoxy and Phenolic Resins segment are a result of changes in estimates about the tax treatment of transaction costs in the Bakelite Transaction that were ultimately allowed by the taxing authority.

The Company’s intangible assets with identifiable useful lives consist of the following as of December 31:

	2009			2008
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets:
Patents and technology	$117	$(48)	$69	$123	$(48)	$75
Customer lists and contracts	104	(36)	68	110	(35)	75
Other	27	(5)	22	28	(6)	22

	$248	$(89)	$159	$261	$(89)	$172

The impact of foreign currency translation on intangible assets is included in accumulated amortization.

During the year ended December 31, 2009, the Company wrote off gross carrying amount of $12 of fully amortized intangible assets that no longer provided economic benefits to the Company.

During the year ended December 31, 2008, the Company recorded an $8 charge in the Epoxy and Phenolic Resins segment for the impairment of tradenames from which cash flows are no longer generated. This amount is included in Asset impairments on the Consolidated Statements of Operations.

Total intangible amortization expense for the years ended December 31, 2009, 2008 and 2007 was $18, $20 and $18, respectively.

Estimated annual intangible amortization expense for 2010 through 2014 is as follows:

2010	$19
2011	17
2012	16
2013	16
2014	16

8. Transfers of Financial Assets

In December 2009, the Company entered into accounts receivable purchase and sale agreements to sell $104 of its trade accounts receivable to affiliates of Apollo on terms which management believes were more favorable to the Company than could have been obtained from an unaffiliated party. Under the terms of the agreements, the receivables were sold at a discount relative to their carrying value in exchange for all interests in such receivables; the Company retained the obligation to service the collection of the receivables on the purchasers’ behalf; and the purchasers’ deferred payment of a portion of the receivables purchase price and established a reserve account with the proceeds. The reserve account is used to reimburse the purchasers for credit and collection risk and remaining amounts are paid to the Company after receipt of all collections on the purchased receivables. Other than amounts held in the reserve account, the purchasers bear all credit risk on the purchased receivables.

These accounts receivable purchase and sale agreements were accounted for as sales-type transfers. Losses recorded on these sales were $1 and less than $1 for the years ended December 31, 2009 and 2008, respectively, and are included in Other operating expense, net in the Consolidated Statements of Operations. Fees for the servicing were less than $1 for the years ended December 31, 2009 and 2008.

The Apollo affiliates that purchased trade accounts receivable from the Company are variable interest entities. At December 31, 2008, the Company was the primary beneficiary of one of these variable interest entities and $14 of Cash and cash equivalents, $10 of Accounts receivable and $24 of Noncontrolling interests were included in the Company’s 2008 consolidated financial statements related to the consolidation of this variable interest entity. In 2009, this arrangement concluded and the Company was no longer the primary beneficiary of this entity. As a result, the Company deconsolidated the entity from its consolidated financial statements at the end of the first quarter of 2009.

9. Fair Value and Financial Instruments

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

•	Level 3: Unobservable inputs, for example, inputs derived through extrapolation or interpolation that cannot be corroborated by observable market data.

Recurring Fair Value Measurements

Following is a summary of assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008:

	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
December 31, 2009
Derivative liabilities	$—	$(35)	$—	$(35)

December 31, 2008
Derivative liabilities	(3)	(41)	—	(44)

The Company calculates the fair value of its derivative liabilities using quoted market prices whenever available. When quoted market prices are not available, the Company uses standard pricing models with market-based inputs, adjusted for nonperformance risk. When its financial instruments are in a liability position, the Company evaluates its credit risk as a component of fair value. At December 31, 2009, the Company reduced its derivative liabilities $1 for its nonperformance risk. As a significant portion of the Company’s derivative liabilities are cash flow hedges, $1 and $10 was recognized in Accumulated other comprehensive income at December 31, 2009 and 2008, respectively.

When its financial instruments are in an asset position, the Company is exposed to credit loss in the event of nonperformance by other parties to these contracts and evaluates their credit risk as a component of fair value.

Non-recurring Fair Value Measurements

Following is a summary of losses as a result of the Company measuring assets at fair value on a non-recurring basis during the year ended December 31, 2009:

Year ended December 31, 2009
Long-lived assets held and used	$(11)
Long-lived assets held for sale	(1)
Long-lived assets held for disposal/abandonment	(38)

Total	$(50)

As part of the Company’s productivity initiatives, the Company decided to indefinitely idle certain production lines. Long-lived assets with a carrying value of $58 were written down to fair value of $8, resulting in an impairment charge of $50 for the year ended December 31, 2009. These long-lived assets were valued based on appraisals from third parties or using discounted cash flow analysis based on assumptions that market participants would use. Key inputs in the model included projected revenues and manufacturing costs associated with these long-lived assets.

Derivative Financial Instruments

The Company is exposed to certain risks related to its ongoing business operations. The primary risks managed by using derivative instruments are foreign currency exchange risk, interest rate risk and commodity price risk. The Company does not hold or issue derivative financial instruments for trading purposes.

The following table summarizes the Company’s derivative financial instruments as of December 31, which are recorded as Other current liabilities in the Consolidated Balance Sheets:

	2009				2008
Liability Derivatives	Average Days To Maturity	Average Contract Rate	Notional Amount	Fair Value Liability	Average Days to Maturity	Average Contract Rate	Notional Amount	Fair Value Liability
Derivatives designated as hedging instruments
Interest Rate Swaps
Interest swap – 2006	—	—	$—	$—	182	—	$500	$(9)
Interest swap – 2007	366	—	650	(28)	731	—	350	(27)

Total derivatives designated as hedging instruments				$(28)				$(36)

Derivatives not designated as hedging instruments
Foreign Exchange and Interest Rate Swaps
Cross-Currency and Interest Rate Swap	638	1.2038	$25	$(5)	1,003	1.2038	$25	$(4)
Interest Rate Swap
Interest swap - Australia Multi-Currency Term	729	—	23	(1)	1,094	—	24	(1)
Commodity Contracts
Electricity contracts	—	—	3	(1)	—	—	—	—
Natural gas contracts	546	—	1	—	—	—	—	—
Natural gas futures	—	—	3	—	—	—	11	(3)

Total derivatives not designated as hedging instruments				$(7)				$(8)

The following tables summarize gains and losses recognized on the Company’s derivative financial instruments:

Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized in OCI on Derivative for the year ended December 31:			Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income for the year ended December 31:
	2009	2008	2007		2009	2008	2007
Interest Rate Swaps
Interest swap – 2006	$—	$(8)	$(7)	Interest expense, net	$(8)	$(10)	$—
Interest swap – 2007	(15)	(16)	(14)	Interest expense, net	(22)	(4)	—

Total	$(15)	$(24)	$(21)		$(30)	$(14)	$—

Derivatives Not Designated as Derivative Instruments	Amount of (Loss) Gain Recognized in Income on Derivative for the year ended December 31:			Location of (Loss) Gain Recognized in Income on Derivative
	2009	2008	2007
Foreign Exchange and Interest Rate Swaps
Cross-Currency and Interest Rate Swap	$(1)	$26	$(32)	Other non-operating expense, net
Interest Rate Swap
Interest swap – Australia Multi-Currency Term	—	(2)	1	Other non-operating expense, net
Commodity Contracts
Electricity contracts	(1)	—	—	Cost of sales
Natural gas contracts	—	—	—	Cost of sales
Natural gas futures	(3)	(3)	(2)	Cost of sales

Total	$(5)	$21	$(33)

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

In 2005, The Company entered into a three-year $289 cross-currency and interest rate swap agreement structured for a non-U.S. subsidiary’s $290 U.S. dollar denominated floating rate term loan. The swap was designed to offset balance sheet and interest rate exposures and cash flow variability associated with the exchange rate fluctuations on the term loan. The euro to U.S. dollar exchange rate under the swap agreement was 1.2038. The Company paid a variable rate equal to Euribor plus 271 basis points. The Company received a variable rate equal to the U.S. dollar LIBOR plus 250 basis points. In 2008, the Company paid $29 to settle a portion of its cross-currency and interest rate swaps, which matured in 2008. The Company paid a weighted average interest rate of 7.5% and 6.9% and received a weighted average interest rate of 5.9% and 7.9% in 2008 and 2007, respectively.

The remaining portion of the cross-currency and interest rate swap was renegotiated and amended with the respective counterparties, effective September 30, 2008, in order to offset the ongoing balance sheet and interest rate exposures and cash flow variability associated with the exchange rate fluctuations of a non-U.S. subsidiary’s U.S. dollar denominated floating rate term loan. The amended swap agreement requires the Company to sell euros in exchange for U.S. dollars at a rate of 1.2038. The Company also will pay a variable rate equal to Euribor plus 390 basis points and will receive a variable rate equal to the U.S. dollar LIBOR plus 250 basis points. The amount the Company receives under this agreement is approximately equal to the non-U.S. subsidiary’s interest rate on its $290 term loan. This amended swap agreement has an initial notional amount of $25 that amortizes quarterly on a straight line basis to $24, prior to maturing on September 30, 2011. The Company paid a weighted average interest rate of 5.5% and 8% and received a weighted average interest rate of 3.4% and 6.3% on these amended swap agreements in 2009 and 2008, respectively.

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

In May 2006, the Company entered into interest rate swap agreements with two counterparties. These swaps are three-year agreements designed to offset the cash flow variability that results from interest rate fluctuations on the Company’s variable rate debt. The initial aggregate notional amount of the swaps is $1,000, which amortizes quarterly based on the expected payments on the Company’s term loan. As a result of the interest rate swaps, the Company pays a fixed rate equal to approximately 7.6% per year and receives a variable rate based on the terms of the underlying debt. The Company accounts for the swaps as qualifying cash flow hedges. These swap agreements matured and were terminated during 2009.

In January 2007, the Company entered into a three-year interest rate swap agreement designed to offset cash flow variability associated with interest rate fluctuations on the Company’s variable rate debt. This swap became effective January 1, 2008. The initial notional amount of the swap is $300, but will increase to $700 before being amortized down to $375. As a result of the interest rate swap, the Company pays a fixed rate equal to approximately 7.2% per year and receives a variable rate based on the terms of the underlying debt. The Company accounts for this swap as a qualifying cash flow hedge.

In February 2007, the Company financed the Orica A&R Acquisition with proceeds of approximately $70 from a new five-year Australian Multi-Currency Term / Working Capital Facility. To effectively fix the interest rate on approximately $30 of this facility, the Company entered into interest rate swap agreements with two counterparties for an initial notional amount of AUD $35, which amortizes quarterly based on the expected loan payments. The swap agreements terminate December 30, 2011. The Company pays a fixed interest rate of 6.6% and receives a floating rate based on the terms of the underlying debt. The Company has not applied hedge accounting to this derivative instrument.

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

The Company hedges a portion of its natural gas purchases for certain North American plants. The Company used futures contracts to hedge 70%, 72% and 77% of its 2009, 2008 and 2007 natural gas usage at these plants, respectively. The contracts are settled for cash each month based on the closing market price on the last day the contract trades on the New York Mercantile Exchange. We also enter into fixed price forward contracts for the purchase of natural gas and electricity at certain of our manufacturing plants to offset the risk associated with increases in the prices of the underlying commodities.

The Company does not apply hedge accounting to these future and forward contracts. The Company recognizes gains and losses each month as the gas and electricity is used. Remaining obligations are marked to market on a quarterly basis.

Non-derivative Financial Instruments

The following table includes the carrying amount and fair value of the Company’s non-derivative financial instruments as of December 31:

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt	$3,510	$3,059	$3,859	$1,346

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

10. Debt and Lease Obligations

Debt outstanding at December 31 is as follows:

	2009		2008
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
Non-affiliated debt:
Senior Secured Credit Facilities:
Revolving facility due 2011 at 3.0% and 5.0% at December 31, 2009 and 2008, respectively	$36	$—	$180	$—
Floating rate term loans due 2013 at 2.6% and 5.5% at December 31, 2009 and 2008, respectively	2,211	23	2,231	23
Senior Secured Notes:
Floating rate second-priority senior secured notes due 2014 at 4.8% and 6.6% at December 31, 2009 and 2008, respectively	120	—	200	—
9.75% Second-priority senior secured notes due 2014	533	—	625	—
Debentures:
9.2% debentures due 2021	74	—	115	—
7.875% debentures due 2023	189	—	247	—
8.375% sinking fund debentures due 2016	62	—	78	—
Other Borrowings:
Australia Multi-Currency Term / Working Capital Facility due 2011 at 4.1% and 8.9% at December 31, 2009 and 2008, respectively	46	8	43	7
Brazilian bank loans at 10.6% and 8.1% at December 31, 2009 and 2008, respectively	30	35	—	27
Industrial Revenue Bonds due 2009 at 10%	—	—	—	34
Capital Leases	14	1	14	1
Other at 3.7% and 7.0% at December 31, 2009 and 2008, respectively	13	11	13	21

Total non-affiliated debt	3,328	78	3,746	113
Affiliated debt:
Affiliated borrowings due on demand at 4.6%	—	4	—	—
Affiliated term loan due 2011 at 2.6% at December 31, 2009	100	—	—	—

Total affiliated debt	100	4	—	—

Total debt	$3,428	$82	$3,746	$113

Senior Secured Credit Facilities

The terms of the amended Senior Secured Credit Facilities include a seven-year $2,300 term loan facility, a seven-year $50 synthetic letter of credit facility (“LOC”) and access to a five-year $225 revolving credit facility. Each is subject to an earlier maturity date, on any date that more than $200 in the aggregate principal amount of certain of the Company’s debt will mature within 91 days of that date. Repayment of 1% total per year of the term loan and LOCs must be made (in the case of the term loan facility, quarterly, and in the case of the LOC, annually) with the balance payable at the final maturity date. Further, the Company may be required to make additional repayments on the term loan, upon specific events, or if excess cash flow is generated. The terms of the Senior Secured Credit Facilities also include $200 in available incremental term loan borrowings.

The interest rates for term loans to the Company under the amended Senior Secured Credit Facilities are based on, at the Company’s option, (a) adjusted LIBOR plus 2.25% or (b) the higher of (i) JPMorgan Chase Bank, N.A.’s (“JPMCB”) prime rate or (ii) the Federal Funds Rate plus 0.50%, in each case plus 0.75%. Term loans to the Company’s Netherlands subsidiary are at the Company’s option; (a) EURO LIBOR plus 2.25% or (b) the rate quoted by JPMCB as its base rate for those loans plus 0.75%.

The amended Senior Secured Credit Facilities have commitment fees (other than with respect to the LOC) equal to 0.50% per year of the unused line plus a fronting fee of 0.25% of the aggregate face amount of outstanding letters of credit. The LOC has a commitment fee of 0.10% per year. Available borrowings under the amended Senior Secured Credit Facilities were $183 at December 31, 2009.

Certain Company subsidiaries guarantee obligations under the amended Senior Secured Credit Facilities. The amended Senior Secured Credit Facilities and certain notes are secured by certain assets of the Company and the subsidiary guarantors, subject to certain exceptions.

The credit agreement contains, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the Amended Senior Secured Credit Facilities may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of representation or warranty, most covenant defaults, events of bankruptcy and a change of control.

The Company amended its credit facilities in June 2007, November 2006 and May 2006. For the year ended December 31, 2006, the Company incurred financing costs of $38, which are included within Other assets on the Consolidated Balance Sheets and are being amortized over the life of the related debt.

Recent Developments

On December 10, 2009, the Company renewed its revolving facility commitments from lenders under the Senior Secured Credit Facility, which will take effect upon the May 31, 2011 maturity of the existing revolving facility commitments (“Revolver Extension”). The new commitments will mature 91 days prior to the May 5, 2013 maturity date of the term loans under the Senior Secured Credit Facility. The new revolving loans, which cannot be drawn until the existing revolving credit facility matures, will bear interest at a rate of LIBOR plus 4.50%. The extension also includes a 2.00% ticking fee to be paid quarterly on committed amounts until the revolver facility is effective. The terms and conditions of the Company’s existing revolving credit facility will remain in effect, and are unaltered by the new extension, including but not limited to the interest rate. Committing lenders were paid a 2.00% commitment and a structuring fee totaling $5, which is deferred at December 31, 2009 and included within Other assets on the Consolidated Balance Sheets. The amounts will be amortized over the life of the newly extended facility.

During the first quarter of 2010, the Company amended its Senior Secured Credit Facilities. Under the amendment and restatement, the Company extended the maturity of approximately $957 of its term loans from May 5, 2013 to May 5, 2015 and increased the interest rate with respect to such term loans from LIBOR plus 2.25% to LIBOR plus 3.75%. In addition to, and in connection with, this amendment agreement, the Company issued $1,000 aggregate principal amount of 8.875% senior secured notes due 2018. The Company used the net proceeds of $993 ($1,000 less original issue discount of $7) from the issuance to repay $800 of its U.S. term loans under the Senior Secured Credit Facility, pay certain related transaction costs and expenses, and provide incremental liquidity of $162. Collectively, these transactions are referred to as the “Amendment and Offering Transactions.”

The 8.875% senior secured notes are secured by the same collateral as the Company’s existing second-priority senior secured notes, but the priority of the collateral liens securing the 8.875% senior secured notes is senior to the collateral liens securing the existing second-priority senior secured notes, and is junior to the collateral liens securing the Company’s Senior Secured Credit Facility.

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

The Brazilian bank loans represent various bank loans primarily for working capital purposes and to finance plant expansions.

The $34 Parish of Ascension Industrial Revenue Bonds (“IRBs”) were related to the purchase, construction and installation of air and water pollution control equipment at facilities that are no longer owned by the Company. In the fourth quarter of 2009 the Company redeemed the $34 in face value of the IRB’s for $33 and recognized a net gain on extinguishment of debt of $1.

The Company’s capital leases are included in debt on the Consolidated Balance Sheets and range from one to forty-nine year terms for vehicles, equipment, pipeline, land and buildings. The Company’s operating leases consist primarily of vehicles, equipment, tank cars, land and buildings.

In addition, the Company finances certain insurance premiums. Short-term borrowings under this arrangement were $4 and $7 at December 31, 2009 and 2008, respectively.

Debt Buybacks

During the year ended December 31, 2009, the Company purchased and extinguished $298 in face value of outstanding debt for $72. The $298 face value of repurchased debt securities consisted of $92 of the Company’s 9.75% second-priority senior secured notes due 2014, $80 of the Company’s floating rate second-priority senior secured notes due 2014, $16 of the Company’s 8.375% unsecured debentures due 2016, $42 in face value of the Company’s 9.200% unsecured debentures due 2021, $58 in face value of our 7.875% unsecured debentures due 2023 and $10 of the Company’s IRBs due 2009. In connection with these purchases, the Company recognized a net gain on extinguishment of debt of $224 for the year ended December 31, 2009.

Scheduled Maturities

Aggregate maturities of total debt, minimum payments under capital leases and minimum rentals under operating leases at December 31, 2009 for the Company are as follows:

Year	Debt	Minimum Rentals Under Operating Leases	Minimum Payments Under Capital Leases
2010	$81	$29	$2
2011	210	22	2
2012	29	16	2
2013	2,182	12	2
2014	677	9	2
2015 and thereafter	316	27	15

Total minimum payments	$3,495	$115	$25

Less: Amount representing interest			(10)

Present value of minimum payments			15

Rental expense under operating leases amounted to $36, $38 and $31 in the years ended December 31, 2009, 2008 and 2007, respectively.

Covenant Compliance

At December 31, 2009 the Company was not in compliance with the Adjusted EBITDA to Fixed Charges Ratio which requires a ratio of greater than 2.0 to 1.0 under the indenture that governs our Second-Priority Senior Secured Notes. Non-compliance with this incurrence test does not represent an event of default. However, based on non-compliance with this test, we may not be able to incur future debt outside of our revolving facility or make acquisitions in certain circumstances.

The Company is currently in compliance with all terms of its outstanding indebtedness under its Senior Secured Credit Facility, including the senior secured bank leverage ratio. A failure to comply with the Company’s senior secured bank leverage ratio contained within its Senior Secured Credit Facility, could result in a default, which if not cured or waived, could have a material adverse effect on the Company’s business and financial condition. The Company’s Senior Secured Credit Facility permits a default in its senior secured leverage ratio covenant to be cured by cash contributions to the Company’s capital from the proceeds of equity purchases or cash contributions to the capital of Hexion LLC, the Company’s parent. The cure amount can be no greater than the amount required for purposes of complying with the covenant, and in each four quarter period, the cure right can only be exercised in three quarters. Any amounts of Apollo’s $200 committed financing (see Note 6) converted to equity to cure a default will reduce the amount of available financing remaining under the $200 financing.

11. Guarantees, Indemnifications and Warranties

Standard Guarantees / Indemnifications

In the ordinary course of business, the Company enters into a number of agreements that contain standard guarantees and indemnities where the Company may indemnify another party for, among other things, breaches of representations and warranties. These guarantees or indemnifications are granted under various agreements, including those governing (i) purchases and sales of assets or businesses, (ii) leases of real property, (iii) licenses of intellectual property, (iv) long-term supply agreements, (v) employee benefits services agreements and (vi) agreements with public authorities on subsidies for designated research and development projects. These guarantees or indemnifications are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords or lessors in lease contracts, (iii) licensors or licensees in license agreements, (iv) vendors or customers in long-term supply agreements, (v) service providers in employee benefits services agreements and (vi) governments or agencies subsidizing research or development. In addition, the Company guarantees some of the payables of its subsidiaries to purchase raw materials in the ordinary course of business.

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

Indemnities related to the pre-closing operations of sold assets normally do not represent additional liabilities to the Company, but simply serve to protect the buyer from potential liability associated with the Company’s existing obligations at the time of sale. As with any liability, the Company has accrued for those pre-closing obligations that it considers to be probable and reasonably estimable. The amounts recorded at December 31, 2009 and 2008 are not significant.

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

Our corporate charter also requires us to indemnify, to the extent allowed by New Jersey state corporate law, our directors and officers as well as directors and officers of our subsidiaries and other agents against certain liabilities and expenses incurred by them in carrying out their obligations.

Apollo Indemnification

In March 2009, Hexion and affiliates of Apollo entered into an indemnification agreement. This agreement provides that the Company will indemnify affiliates of Apollo, and affiliates of Apollo will indemnify the Company, against any liabilities arising from actions brought by our respective insurance providers against the other as a result of claims paid on the Huntsman settlement. See Note 6 for additional information regarding indemnification provided by the Company to Apollo under the Management Consulting Agreement.

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

The following table summarizes all probable environmental remediation, indemnification and restoration liabilities, including related legal expenses, at December 31, 2009 and 2008.

	Number of Sites		Liability		Range of Reasonably Possible Costs
Site Description	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008	Low	High
Geismar, LA	1	1	$17	$17	$10	$25
Superfund and offsite landfills – allocated share:
Less than 1%	27	25	1	1	1	2
Equal to or greater than 1%	12	13	7	8	5	13
Currently-owned	22	19	11	9	6	19
Formerly-owned:
Remediation	10	9	2	2	2	12
Monitoring only	7	7	1	1	1	2

	79	74	$39	$38	$25	$73

These amounts include estimates for unasserted claims that the Company believes are probable of loss and reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of a range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. At December 31, 2009 and 2008, $13 and $10, respectively, have been included in Other current liabilities in the Consolidated Balance Sheets with the remaining amount included in Other long-term liabilities.

Following is a discussion of the Company’s environmental liabilities and the related assumptions at December 31, 2009:

Geismar, LA Site— The Company formerly owned a basic chemicals and polyvinyl chloride business that was taken public as Borden Chemicals and Plastics Operating Limited Partnership (“BCPOLP”) in 1987. The Company retained a 1% interest, the general partner interest and the liability for certain environmental matters after BCPOLP’s formation. Under a Settlement Agreement approved by the United States Bankruptcy Court for the District of Delaware among the Company, BCPOLP, the United States Environmental Protection Agency and the Louisiana Department of Environmental Quality, the Company agreed to perform certain of BCPOLP’s obligations for soil and groundwater contamination at BCPOLP’s Geismar, Louisiana site. The Company bears the sole responsibility for these obligations because there are no other potentially responsible parties (“PRP”) or third parties from whom the Company could seek reimbursement.

A groundwater pump and treat system to remove contaminants is operational, and natural attenuation studies are proceeding. If closure procedures and remediation systems prove to be inadequate, or if additional contamination is discovered, costs that would approach the higher end of the range of possible outcomes could result.

Due to the long-term nature of the project, the reliability of timing and the ability to estimate remediation payments, a portion of this liability was recorded at its net present value, assuming a 3% discount rate and a time period of 28 years. The range of possible outcomes is discounted in a similar manner. The undiscounted liability, which is expected to be paid over the next 28 years, is approximately $24. Over the next five years, the Company expects to make ratable payments totaling $6.

Superfund Sites and Offsite Landfills— The Company is currently involved in environmental remediation activities at a number of sites for which it has been notified that it is, or may be, a PRP under the United States Comprehensive Environmental Response, Compensation and Liability Act or similar state “superfund” laws. The Company anticipates approximately 50% of the estimated liability for these sites will be paid within the next five years, with the remainder over the next twenty-five years. The Company generally does not bear a significant level of responsibility for these sites, and as a result, has little control over the costs and timing of cash flows.

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

Sites Under Current Ownership— The Company is conducting environmental remediation at a number of locations that it currently owns, of which eight sites are no longer in operation. As the Company is performing a portion of the remediation on a voluntary basis, it has some control over the costs to be incurred and the timing of cash flows. The Company expects to pay approximately $8 of these liabilities within the next five years, with the remainder over the next ten years. The factors influencing the ultimate outcome include the methods of remediation elected, the conclusions and assessment of site studies remaining to be completed, and the time period required to complete the work. No other parties are responsible for remediation at these sites.

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

Indemnifications— In connection with the acquisition of certain of the Company’s operating businesses, the Company has been indemnified by the sellers against certain liabilities of the acquired businesses, including liabilities relating to both known and unknown environmental contamination arising prior to the date of the purchase. The indemnifications may be subject to certain exceptions and limitations, deductibles and indemnity caps. While it is reasonably possible that some costs could be incurred, except for those sites identified above, the Company has inadequate information to allow it to estimate a potential range of liability, if any.

Non-Environmental Legal Matters

The Company is involved in various legal proceedings in the ordinary course of business and has reserves of $29 and $27 at December 31, 2009 and December 31, 2008, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable. At December 31, 2009 and December 31, 2008, $26 and $23, respectively, have been included in Other current liabilities in the Consolidated Balance Sheets with the remaining amount included in Other long-term liabilities.

Following is a discussion of significant non-environmental legal proceedings:

Matters Related to the Terminated Merger Agreement with Huntsman Corporation—

On July 17, 2008, an individual Huntsman shareholder filed suit against the Company, Craig O. Morrison, President and Chief Executive Officer, and Joshua J. Harris, Director, in the United States District Court in the Southern District of New York related to matters arising out of the Huntsman Agreement (the “New York Shareholder Action”). The plaintiff in the New York Shareholder Action sought to represent a class of purchasers of Huntsman common stock between May 14, 2008 and June 18, 2008 (the “Class Period”). The complaint alleged that the defendants disseminated false and misleading statements and failed to disclose material facts regarding the merger during the Class Period in violation of U.S. securities laws. In October 2009, the parties reached a settlement agreement which includes payment by the Company of $18. At December 31, 2009, the Company had accrued a liability of $18, which is included in Terminated merger and settlement (income) expense, net in the Consolidated Statements of Operations. In January 2010, the Company negotiated a resolution with its director and officer liability insurance carrier for payment of $8 of the total settlement. The Company will record the $8 resolution from its director and officer liability insurance carrier in January 2010.

On September 30, 2009, Hexion received a letter from counsel for affiliates of Credit Suisse and Deutsche Bank which demanded payment of the Banks’ legal fees claimed to be in excess of $60 incurred in various litigations associated with the terminated merger of Hexion and Huntsman. Hexion has rejected the Banks’ demand citing not only the Banks’ material breach of their commitment to fund the merger, but among other things, the Banks’ failure to obtain Hexion’s approval of its settlement with Huntsman, the failure to provide a release for any and all liabilities in favor of Hexion and the unreasonable amount of the fees sought. At this time, there is inadequate information from which to estimate a potential range of liability, if any.

Brazil Tax Claim—In 1992, the State of Sao Paulo Administrative Tax Bureau issued an assessment against the Company’s Brazilian subsidiary claiming that excise taxes were owed on certain intercompany loans made for centralized cash management purposes. These loans were characterized by the Tax Bureau as intercompany sales. Since that time, management and the Tax Bureau have held discussions and the subsidiary filed an administrative appeal seeking cancellation of the assessment. The Administrative Court upheld the assessment in December 2001. In 2002, the subsidiary filed a second appeal with the highest-level Administrative Court, again seeking cancellation of the assessment. In February 2007, the highest-level Administrative Court upheld the assessment. The Company requested a review of this decision. On April 23, 2008, the Brazilian Administrative Tax Tribunal issued its final decision upholding the assessment against the subsidiary. The Company filed an Annulment action in the Brazilian Judicial Courts in May 2008 along with a request for an injunction to suspend the tax collection. The injunction was denied but the Annulment action is being pursued. The Company has pledged certain properties and assets in Brazil during the pendency of the Annulment action in lieu of paying the assessment. The Company continues to believe it has a strong defense against the assessment and does not believe a loss contingency is probable. At December 31, 2009, the amount of the assessment, including tax, penalties, monetary correction and interest, is 64 Brazilian reais, or approximately $37.

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

Environmental Institution of Paraná IAP—On August 25, 2009, Governo Do Paraná and the Environmental Institution of Paraná IAP, an environmental agency of the Brazilian government, provided Hexion Quimica Industria, our Brazilian subsidiary, with notice of a potential fine of up to $11 in connection with alleged environmental damages to the Port of Paranagua caused in November 2004 by an oil spill from a shipping vessel carrying methanol purchased by Hexion. The investigation as to the cause of the accident has not been finalized. In early October 2009, Hexion was granted an injunction precluding the imposition of any fines or penalties by the Paraná IAP. Should the injunction be appealed, the Company believes it has a strong defense and does not believe a loss contingency is probable.

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

In addition, the Company entered into contractual agreements with Shell and other third parties to purchase feedstocks or other services. The terms of these agreements vary from one to ten years and may be extended at the Company’s request and are cancelable by either party as provided for in each agreement. Feedstock prices are based on market prices less negotiated volume discounts or cost input formulas.

The Company is required to make minimum annual payments under these contracts as follows:

Year	Minimum Annual Purchase Commitments
2010	$174
2011	86
2012	58
2013	40
2014	31
2015 and beyond	99

Total minimum payments	488
Less: Amount representing interest	(53)

Present value of minimum payments	$435

13. Pension and Non-Pension Postretirement Benefit Plans

The Company sponsors defined benefit pension plans covering most U.S. employees and certain non-U.S. employees primarily in Canada, Netherlands, Germany, France, Belgium and Malaysia. Benefits under these plans are generally based on eligible compensation and / or years of credited service. Retirement benefits in other foreign locations are primarily structured as defined contribution plans. Effective June 30, 2009, the Company froze the benefits for the non-bargained and some of the bargained participants in the U.S. pension plans. The Company has replaced this benefit with an additional annual employer contribution to the existing defined contribution plan.

The Company also provides non-pension postretirement benefit plans to certain U.S. employees, to Canadian employees and to certain employees in the Netherlands. The U.S. benefit primarily consists of a life insurance benefit for retirees, for which the premiums are paid by the Company. In addition, some U.S. participants are offered the same medical plans as active employees; however, for most participants, the premiums are paid by the retiree. The Canadian plans provide retirees and their dependents with medical and life insurance benefits, which are supplemental benefits to the respective provincial healthcare plan in Canada. The Netherlands’ plan provides a lump sum payment at retirement.

The following table presents the change in benefit obligation, change in plan assets and components of funded status for the Company’s defined benefit pension and non-pension postretirement benefit plans for the years ended December 31:

	Pension Benefits				Non-Pension Postretirement Benefits
	2009		2008		2009		2008
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in Benefit Obligation
Benefit obligation at beginning of year	$276	282	$283	286	$13	4	$14	6
Service cost	4	8	6	8	—	—	—	—
Interest cost	17	16	16	16	1	—	1	—
Actuarial losses (gains)	6	—	(7)	(6)	—	—	(1)	(1)
Foreign currency exchange rate changes	—	10	—	(16)	—	1	—	(1)
Benefits paid	(21)	(8)	(23)	(8)	(1)	—	(1)	—
Plan amendments	—	—	1	—	—	—	—	—
Plan curtailments / settlements	(11)	(1)	—	—	—	—	—	—
Employee contributions	—	1	—	1	—	—	—	—
Transfers in	—	—	—	1	—	—	—	—

Benefit obligation at end of year	271	308	276	282	13	5	13	4
Change in Plan Assets
Fair value of plan assets at beginning of year	156	162	223	149	—	—	—	—
Actual return on plan assets	38	7	(65)	2	—	—	—	—
Foreign currency exchange rate changes	—	6	—	(9)	—	—	—	—
Employer contributions	12	21	21	26	1	—	1	—
Benefits paid	(21)	(8)	(23)	(8)	(1)	—	(1)	—
Employee contributions	—	1	—	1	—	—	—	—
Transfers in	—	—	—	1	—	—	—	—

Fair value of plan assets at end of year	185	189	156	162	—	—	—	—

Funded status of the plan at end of year	$(86)	$(119)	$(120)	$(120)	$(13)	$(5)	$(13)	$(4)

	Pension Benefits				Non-Pension Postretirement Benefits
	2009		2008		2009		2008
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Amounts recognized in the Consolidated Balance Sheets at December 31 consist of:
Noncurrent assets	$—	$6	$—	$—	$—	$—	$—	$—
Other current liabilities	(1)	(4)	—	(4)	(1)	—	(1)	—
Long-term pension and post employment benefit obligations	(85)	(121)	(120)	(116)	(12)	(5)	(12)	(4)
Accumulated other comprehensive loss (income)	138	16	175	12	(35)	(2)	(47)	(5)

Net amounts recognized	$52	$(103)	$55	$(108)	$(48)	$(7)	$(60)	$(9)
Amounts recognized in Accumulated other comprehensive loss (income) at December 31 consist of:
Net actuarial loss (gain)	$138	$11	$176	$3	$(5)	$(2)	$(6)	$(3)
Net prior service cost (benefit)	—	7	(1)	9	(30)	(1)	(41)	(2)
Deferred income taxes	—	(2)	—	—	—	1	—	—

Net amounts recognized	$138	$16	$175	$12	$(35)	$(2)	$(47)	$(5)

Accumulated benefit obligation	$270	$295	$265	$265
Accumulated benefit obligation for funded plans	268	179	262	157
Pension plans with underfunded or non-funded accumulated benefit obligations at December 31:
Aggregate projected benefit obligation	$271	$131	$276	$123
Aggregate accumulated benefit obligation	270	125	265	115
Aggregate fair value of plan assets	185	7	156	6
Pension plans with projected benefit obligations in excess of plan assets at December 31:
Aggregate projected benefit obligation	$271	$137	$276	$282
Aggregate fair value of plan assets	185	12	156	162

The net accumulated unrecognized actuarial losses relating to the U.S. plans were reduced by $24 for favorable gains on assets versus expected returns during the year ended December 31, 2009. In addition, the net accumulated unrecognized actuarial losses for the U.S. plans decreased by approximately $11 due to curtailments resulting from the plan freezes, which more than offset the unrecognized actuarial loss of $6 relating to the decrease in the discount rate at December 31, 2009 and unfavorable experience. Actuarial losses of $8 for the Non-U.S. plans at December 31, 2009 primarily resulted from unfavorable asset experience and other adjustments.

The foreign currency impact reflected in these rollforward tables are primarily for changes in the euro and Canadian dollar versus the U.S. dollar.

The Pension Protection Act of 2006 (the “2006 PPA”) provides for minimum funding levels on U.S. plans, and plans not meeting the minimum funding requirement may be subject to certain restrictions. During 2009, the Company’s most significant U.S. pension plan was under the minimum funding level as measured under the 2006 PPA, resulting in restrictions on lump sum payments to 50%.

Following are the components of net pension and non-pension postretirement expense (benefit) recognized by the Company for the years ended December 31:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2009	2008	2007	2009	2008	2007
Service cost	$4	$6	$6	$8	$8	$8
Interest cost on projected benefit obligation	17	16	15	16	16	13
Expected return on assets	(14)	(18)	(17)	(10)	(9)	(8)
Amortization of prior service cost	—	—	—	1	1	1
Recognized actuarial loss (gain)	9	8	9	(1)	—	2
Curtailment (gain) loss	(1)	—	—	1	—	—

Net expense	$15	$12	$13	$15	$16	$16

	Non-Pension Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
	2009	2008	2007	2009	2008	2007
Service cost	$—	$—	$—	$—	$—	$—
Interest cost on projected benefit obligation	1	1	1	—	—	—
Amortization of prior service benefit	(11)	(11)	(12)	—	—	—
Recognized actuarial gain	(1)	—	—	—	(1)	(1)
Settlement gain	—	—	—	(1)	—	(1)

Net benefit	$(11)	$(10)	$(11)	$(1)	$(1)	$(2)

The curtailment gain recognized on U.S. pension benefits during the year ended December 31, 2009 related to the U.S. plan freeze previously discussed. The curtailment loss recognized on non-U.S. pension benefits during the year ended December 31, 2009 related to the impact of planned workforce reductions on the Company’s pension plan in the Netherlands. The settlement gains recognized during the years ended December 31, 2009 and 2007 for non-pension postretirement plans resulted from lump sum payments made under the Company’s plan offered to certain associates in the Netherlands.

The following amounts were recognized in other comprehensive income during the year ended December 31, 2009:

	Non-Pension
	Pension Benefits		Postretirement Benefits		Total
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Net actuarial (gains) losses arising during the year	(29)	7	—	1	(29)	8
Amortization of prior service benefit (cost)	1	(2)	11	1	12	(1)
Amortization of net (losses) gains	(9)	1	1	—	(8)	1

(Gain) loss recognized in other comprehensive income	(37)	6	12	2	(25)	8
Deferred income taxes	—	(1)	—	—	—	(1)

(Gain) loss recognized in other comprehensive income, net of tax	(37)	5	12	2	(25)	7

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

Determination of actuarial assumptions

The Company’s actuarial assumptions are determined based on the demographics of the population, target asset allocations for funded plans, regional economic trends, statutory requirements and other factors that could impact the benefit obligation and plan assets. For our European plans, these assumptions are set by country, as the plans within these countries have similar demographics, and are impacted by the same regional economic trends and statutory requirements.

The Company merged its three U.S. pension plans at December 31, 2009, and expects to merge the Trusts holding the plan assets in 2010. As a result, the economic actuarial assumptions for these plans at December 31, 2009 were determined based on the demographics of the merged plan, including the Company’s assumptions for expected rate of return on assets and the target asset mix for the plan assets. Prior to 2009, these assumptions were set separately for each plan.

The discount rates selected reflect the rate at which pension obligations could be effectively settled. The Company selects the discount rates based on cash flow models using the yields of high-grade corporate bonds or the local equivalent with maturities consistent with the Company’s anticipated cash flow projections.

The expected rates of future compensation level increases are based on salary and wage trends in the chemical and other similar industries, as well as the Company’s specific long-term compensation targets by country. Input is obtained from the Company’s internal Human Resources group and from outside actuaries. These rates include components for wage rate inflation and merit increases.

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

The weighted average rates used to determine the benefit obligations were as follows at December 31:

	Pension Benefits				Non-Pension Postretirement Benefits
	2009		2008		2009		2008
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	5.7%	5.5%	6.1%	5.8%	5.4%	6.3%	6.1%	7.1%
Rate of increase in future compensation levels	4.0%	3.3%	4.0%	3.3%	—	—	—	—
The weighted average assumed health care cost trend rates are as follows at December 31:
Health care cost trend rate assumed for next year	—	—	—	—	8.1%	7.4%	8.0%	7.9%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	—	—	—	—	5.1%	4.4%	5.0%	4.9%
Year that the rate reaches the ultimate trend rate	—	—	—	—	2026	2029	2015	2017

The weighted average rates used to determine net periodic pension expense (benefit) were as follows for the years ended December 31:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2009	2008	2007	2009	2008	2007
Discount rate	6.1%	6.1%	5.8%	5.8%	5.5%	4.5%
Rate of increase in future compensation levels	4.0%	4.0%	4.0%	3.3%	3.3%	3.1%
Expected long-term rate of return on plan assets	8.2%	8.3%	8.3%	5.8%	5.8%	5.8%

	Non-Pension Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
	2009	2008	2007	2009	2008	2007
Discount rate	6.1%	6.1%	5.8%	7.1%	5.5%	5.1%

A one-percentage-point change in the assumed health care cost trend rates would change the projected benefit obligation for international non-pension postretirement benefits by $1 and service cost and interest cost by a negligible amount. The impact on U.S. plans is negligible.

Pension Investment Policies and Strategies

The Company’s investment strategy for the assets of its North American defined benefit pension plans is to maximize the long-term return on plan assets using a mix of equities and fixed income investments with a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and expected timing of future cash flow requirements. The investment portfolio contains a diversified blend of equity and fixed-income investments. For U.S. plans, equity investments are also diversified across U.S. and international stocks, as well as growth, value and small and large capitalization investments, while the Company’s Canadian plan includes a blend of Canadian securities with U.S. and other foreign investments. Investment risk and performance is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements and periodic asset and liability studies.

The Company periodically reviews its target allocation of North American plan assets among the various asset classes. The targeted allocations are based on anticipated asset performance, discussions with investment professionals and on the projected timing of future benefit payments. The target allocations for the Company’s U.S. plans have been aligned for 2010, due to the planned merger of these Trusts.

The Company observes local regulations and customs governing its European pension plans in determining asset allocations, which generally require a blended weight leaning toward more fixed income securities, including government bonds.

	Actual		Target 2010
	2009	2008
Weighted average allocations of U.S. pension plan assets at December 31:
Equity securities	64%	54%	60%
Debt securities	28%	41%	40%
Cash, short-term investments and other	8%	5%	—

	100%	100%	100%

Weighted average allocations of non-U.S. pension plan assets at December 31:
Equity securities	13%	12%	21%
Debt securities	87%	86%	79%
Cash, short-term investments and other	—	2%	—

	100%	100%	100%

Fair Value of Plan Assets

Fair value measurement provisions establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. This guidance describes three levels of inputs that may be used to measure fair value:

•	Level 1: Inputs are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date.

•	Level 3: Unobservable inputs, for example, inputs derived through extrapolation or interpolation that cannot be corroborated by observable market data.

The following table presents U.S. pension plan investments measured at fair value on a recurring basis as of December 31, 2009 and 2008:

	Fair Value Measurements Using
	2009				2008
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Large cap equity funds (a)(b)	$26	$33	$—	$59	$18	$25	$—	$43
Small/mid cap equity funds (b)	31	6	—	37	22	4	—	26
Other international equity (b)	—	23	—	23	—	16	—	16
Debt securities/fixed income (c)	—	52	—	52	—	63	—	63
Cash, money market and other (d)	—	14	—	14	—	8	—	8

Total	$57	$128	$—	$185	$40	$116	$—	$156

The following table presents non-U.S. pension plan investments measured at fair value on a recurring basis as of December 31, 2009 and 2008:

	Fair Value Measurements Using
	2009				2008
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
U.S. equity (b)	$—	$9	$—	$9	$—	$4	$—	$4
European equity (b)	—	7	—	7	—	5	—	5
Other international equity (b)	—	5	—	5	—	6	—	6
Debt securities/fixed income (b)	—	111	—	111	—	83	—	83
Liability driven investments (c)(e)	—	45	—	45	—	49	—	49
Balanced pooled funds (b)	—	7	—	7		6		6
Pooled insurance products with fixed income guarantee (b)	—	5	—	5	—	4	—	4
Cash, money market and other (d)	—	—	—	—	5	—	—	5

Total	$—	$189	$—	$189	$5	$157	$—	$162

(a)	Level 1 equity securities are valued based on quoted prices in active markets.
(b)	Level 2 equity securities are primarily in pooled asset and mutual funds and are valued based on underlying net asset value multiplied by the number of shares held.
(c)	Level 2 fixed income securities are valued using a market approach that includes various valuation techniques and sources, primarily using matrix/market corroborated pricing based on observable inputs including yield curves and indices.
(d)	Cash, money market and other securities include mutual funds, certificates of deposit and other short-term cash investments for which the share price is $1 or book value is assumed to equal fair value due to the short duration of the investment term.
(e)	Liability driven investments consist of a series of funds designed to provide returns matched to expected future cash flows, and include approximately 70% investments in fixed income securities targeting returns in line with 3-month euribor in the medium term, and 30% swaps, with an underlying portfolio of bonds and cash to counterbalance changes in the value of the swaps.

Projections of Plan Contributions and Benefit Payments

The Company expects to make contributions totaling $34 to its defined benefit pension plans in 2010.

Estimated future plan benefit payments as of December 31, 2009 are as follows:

	Pension Benefits		Non-Pension Postretirement Benefits
Year	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
2010	$24	$8	$1	$1
2011	24	9	1	—
2012	23	10	1	—
2013	23	10	1	—
2014	22	12	1	—
2015-2019	104	76	5	2

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

Defined Contribution Plans

The Company sponsors a number of defined contribution plans for its employees, primarily in the U.S., Canada, Europe and in the Asia-Pacific region. Full-time employees are generally eligible to participate immediately and may make pre-tax and after-tax contributions subject to plan and statutory limitations. For certain plans, the Company has the option to make contributions above the match provided in the plan based on financial performance. Due to the economic downturn at the end of 2008, during 2009 the Company suspended for one year the employer match provided to non-bargaining employees and to some bargained employees in its U.S. and Canadian defined contribution plans.

Effective July 1, 2009, the Company introduced an annual retirement contribution (“ARC”) to eligible U.S. associates to replace benefits previously provided under the Company’s defined benefit pension plans, which has been frozen, as previously discussed, for non-bargaining associates and for some bargained associates. The contribution, which will be paid into the existing U.S. defined contribution plan, is a percentage of eligible earnings, ranging from 2% to 7% based on years of service, subject to IRS limitations. The contribution for each year will be made in the second quarter of the following year to eligible associates actively employed with the Company at year-end.

Prior to July 1, 2009 certain U.S. employees received annual employer contributions to the U.S. defined contribution plan based on age and years of service in lieu of a defined benefit pension plan. Under this arrangement, contributions ranged from 1% to 15% on wages up to FICA limits and 2% to 20% on wages in excess of FICA limits. These benefits were eliminated effective July 1, 2009, and were replaced with the ARC (discussed above).

The Company incurred expense for contributions under these plans in 2009, 2008 and 2007 of $9, $15 and $16, respectively.

Non-Qualified and Other Retirement Benefit Plans

The Company provides key executives in some locations with nonqualified benefit plans that provide participants with an opportunity to elect to defer compensation and also provide retirement benefits, or “top-ups”, in cases where executives cannot fully participate in the defined benefit or defined contribution plans because of plan or local statutory limitations. The Company froze benefits under its U.S. Non-Qualified plans beginning January 1, 2009. Most of the Company’s non-qualified benefit plans are unfunded. Prior to the plan freezes, certain deferrals were matched by the Company based on years of service. The liabilities related to defined pension top-ups are included in the previously discussed defined benefit pension disclosures. The Company’s liability for the other components of these non-qualified benefit plans of $8 at December 31, 2009 and 2008, and is included in Other long-term liabilities.

The Company’s German subsidiaries offer an early government subsidized early retirement program to eligible employees called Altersteilzeit or ATZ Plans. The German government provides a subsidy in certain cases where the participant is replaced with a qualifying candidate. The Company has liabilities for these arrangements totaling $4 and $3 for the years ended December 31, 2009 and 2008, respectively. The Company incurred expense for these plans in 2009, 2008 and 2007 of $1, $2 and less than $1, respectively.

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

Also included in the Consolidated Balance Sheets at December 31, 2009 and 2008 are other post-employment benefit obligations relating to long-term disability and liabilities relating to European jubilee benefit plans of $8 and $5, respectively.

14. Deficit

The Company has 82,556,847 shares of $0.01 par value common stock outstanding at December 31, 2009.

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

In 2007, the Company declared a dividend to its parent of $1. In 2006, the Company declared a dividend to our parent of $500 in connection with a debt refinancing. Approximately $480, funded from the proceeds of newly issued debt, was paid in 2006. In 2005, in conjunction with the Hexion Formation, the Company declared a dividend to its parent of $550, of which $523 was paid during 2005. The dividend was funded through proceeds that the Company received from issuing preferred stock and from amounts that the Company borrowed under its credit facility. The Company paid $10, $2 and $13 in 2009, 2008 and 2007, respectively, related to these dividends. The remainder will be paid as required by the Company’s parent through 2012 and is classified in Other current liabilities.

15. Stock Option Plans and Stock Based Compensation

Summary of Plans

Prior to the Hexion Formation, Resolution Performance, Resolution Specialty and BHI Acquisition (now Hexion LLC) maintained five stock-based compensation plans: the Resolution Performance 2000 Stock Option Plan (the “Resolution Performance Plan”), the Resolution Performance 2000 Non-Employee Directors Option Plan (the “Resolution Performance Director Plan”), the Resolution Performance Restricted Unit Plan (the “Resolution Performance Unit Plan”), the Resolution Specialty 2004 Stock Option Plan (the “Resolution Specialty Plan”) and the BHI Acquisition 2004 Stock Incentive Plan (the “Borden Chemical Plan”). In addition to these plans, the Company’s parent maintains a stock-based deferred compensation plan. The options granted under each of the option plans were to purchase common stock of the parent company of each of the respective companies. Upon the Hexion Formation, the stock options under the Resolution Performance Plan, the Resolution Performance Director Plan, the Resolution Performance Unit Plan and Resolution Specialty Plan were exchanged for an equivalent number of options to purchase Hexion LLC based on relative fair value.

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

Borden Chemical Plan

In August 2004, BHI Acquisition adopted the Borden Chemical Plan, under which up to 3,670,635 options to purchase Hexion LLC units are available for grant to employees, consultants and independent directors of Hexion. At December 31, 2009, there were 1,590,402 options under the Borden Chemical Plan available for future grant. The right to grant options under this plan will expire in 2014, but the Company does not intend to make any future grants from this plan. On August 12, 2004, Hexion LLC granted options to purchase 2,519,860 Hexion LLC membership units, half of which vest ratably over a five-year period (the “Non-Performance Options”), while the remainder (the “Performance Options”) vest after the eighth anniversary of the grant date. The Performance Options provide for accelerated vesting upon the sale of the Company and the achievement of certain financial targets. The options were granted at fair value, and were initially designated as liability awards as the value was determined by a formula. The options expire on the tenth anniversary of the grant date. As of December 31, 2009, approximately 1,025,368 units of the Non-Performance options had fully vested.

Hexion 2007 Long-Term Incentive Plan

On April 30, 2007, the Board of Managers of Hexion LLC adopted the Hexion LLC 2007 Long-Term Incentive Plan (the “2007 Plan”). The 2007 Plan provides for the grant of options to purchase units (with performance conditions) and restricted unit awards to selected employees of the Company. Options granted under the 2007 Plan cover common units of Hexion LLC and will become vested only if Apollo realizes certain internal rates of return on its investment in the Company from a sale or other transfer to independent third parties of a majority interest in Hexion LLC (the “performance condition”). Restricted unit awards granted under the 2007 Plan are payable on a one-for-one basis in common units of Hexion LLC and will generally vest on the third or fourth anniversary of the grant date, subject to accelerated vesting on a change in control of Hexion LLC. Restricted unit awards include the right to receive cash dividends (subject to the same vesting requirements as the underlying units), and any units that become vested will generally be paid upon a termination of the award recipient’s employment. A maximum of 1,700,000 common units of Hexion LLC may be subject to all awards granted under the 2007 Plan. At December 31, 2009, there were 1,111,500 awards under the 2007 Plan available for grant. On April 30, 2007, Hexion LLC granted 170,000 restricted unit awards and options to purchase 676,000 units (with performance conditions). Half of the restricted unit awards vest over three years, while the other half vest over four years. The options expire on the eighth anniversary of the grant date.

Financial Statement Impact

Share-based compensation expense is recognized, net of estimated forfeitures, over the requisite service period on a straight-line basis. The Company adjusts compensation expense periodically for forfeitures.

When it filed a registration statement with the SEC in 2005, the Company became subject to the measurement requirements as a public company and consequently remeasured its liability designated awards. In addition, modifications to the awards under the 2004 Incentive Plan and the stock-based deferred compensation plan were made for the value of the awards to be determined by fair market value instead of by formula. Also, certain directors’ options that were granted under the Resolution Performance Plan and Resolution Specialty Plan, which would have been forfeited upon the Hexion Formation, were modified to allow immediate vesting. These equity modifications impacted the options held by 195 participants.

The Company recognized share-based compensation expense of $5 for each of the years ended December 31, 2009, 2008 and 2007, all of which is the result of the remeasurement and modifications. The amounts are included in Selling, general and administrative expense in the Consolidated Statements of Operations. The Company expects additional compensation expense of $7, which will be recognized over the vesting period of the underlying share-based awards. $5 is expected to be recognized ratably over a weighted-average period of 2.5 years, while the remaining $2 will be recognized upon an initial public offering or other future contingent event.

Fair Value

The fair value of 2007 option award grants was calculated at the grant date using a modified Black-Scholes pricing model. Following is a summary of assumptions used to calculate fair value for the year ended December 31, 2007:

2007
Risk-free weighted average interest rates	4.47%
Expected lives (years)	4.3
Dividend rate	0.0%
Volatility	27.6%

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

The fair value of 2007 restricted unit awards is based upon the fair value of the Company’s common stock at the grant date.

Options Activity

Following is a summary of the Company’s stock option plan activity for the year ended December 31, 2009:

	Hexion LLC Common Units	Weighted Average Exercise Price	Intrinsic Value
Options outstanding at December 31, 2008	3,567,975	$7.11	$—
Options granted	—	$—
Options exercised	—	$—
Options forfeited	(267,722)	$7.58

Options outstanding at December 31, 2009	3,300,253	$7.07	$—

Exercisable at December 31, 2009	1,726,231	$6.50	$—
Expected to vest at December 31, 2009	3,176,709	$7.11	$—

At December 31, 2009, exercise prices for options outstanding ranged from $3.51 to $29.42 with a weighted average remaining contractual life of 4.1 years. The weighted average remaining contractual life for options exercisable and options expected to vest was 3.5 and 4.1 years, respectively.

The weighted-average per share grant date fair value of options granted during 2007 was $1.76. The total amount of cash received and total intrinsic value (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) of options exercised during the years ended December 31, 2009, 2008 and 2007 was $0, less than $1 and $1, respectively.

Restricted Unit Activity

Following is a summary of the Company’s restricted unit plan activity for the year ended December 31, 2009:

	Hexion LLC Common Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2008	141,000	$10.81
Restricted units granted	—	—
Restricted units vested	—	—
Restricted units forfeited	(25,000)	$10.81

Nonvested at December 31, 2009	116,000	$10.81

The weighted average remaining contractual life for restricted units outstanding was .8 years.

Stock-Based Deferred Compensation Plan

In 2004, in connection with the acquisition of Borden Chemical by Apollo, certain key employees of the Company deferred the receipt of compensation and were credited with a number of deferred stock units that were equal in value to the amount of compensation deferred. In total, the Company granted 1,007,944 deferred common stock units under the Hexion LLC 2004 Deferred Compensation Plan (the “2004 DC Plan”), which is an unfunded plan. Each unit gives the grantee the right to one common stock unit of Hexion LLC. Under the 2004 DC Plan, the deferred common stock units are not distributed to participants until their employment with the Company ends. At December 31, 2009, there were 798,841 undistributed units under the 2004 DC Plan.

16. Income Taxes

Income tax (benefit) expense detail for continuing operations for the years ended December 31 is as follows:

	2009	2008	2007
Current
Federal	$—	$(6)	$—
State and local	2	(4)	3
Foreign	6	6	44

Total current	8	(4)	47

Deferred
Federal	(7)	1	1
State and local	—	—	(6)
Foreign	1	(14)	2

Total deferred	(6)	(13)	(3)

Income tax expense (benefit)	$2	$(17)	$44

A reconciliation of the differences between income taxes for continuing operations that were computed at the federal statutory tax rate of 35% and provisions for income taxes for the years ended December 31 follows:

	2009	2008	2007
Income tax benefit computed at federal statutory tax rate	$33	$(421)	$(8)
State tax provision, net of federal benefits	2	2	2
Foreign tax rate differential	(5)	2	2
Foreign source income subject to U.S. taxation	1	3	—
Losses and other expenses (income) not deductible for tax	—	116	(5)
(Decrease) increase in the taxes due to changes in valuation allowance	(21)	294	58
Additional tax (benefit) on foreign unrepatriated earnings	(1)	(1)	—
Changes in enacted tax rates	(2)	(1)	(5)
Adjustments of prior year estimates and other	(5)	(11)	—

Income tax expense (benefit)	$2	$(17)	$44

For the year ending December 31, 2008, losses and other expenses not deductible for tax include the $200 non-cash push-down of settlement costs paid by Apollo (see Note 3) and increases in unrecognized tax benefits related to various intercompany transaction costs. The Company is reviewing the deductibility of these intercompany transaction costs and has not recognized a related tax benefit at December 31, 2009.

The domestic and foreign components of the income (loss) from continuing operations before income taxes for the years ended December 31 is as follows:

	2009	2008	2007
Domestic	$97	$(1,031)	$(151)
Foreign	(2)	(173)	128

	$95	$(1,204)	$(23)

The tax effects of significant temporary differences and net operating loss and credit carryforwards, which comprise the deferred tax assets and liabilities at December 31, is as follows:

	2009	2008
Assets
Non-pension post-employment	$8	$7
Accrued and other expenses	99	75
Loss and credit carryforwards	726	725
Pension liabilities	38	56

Gross deferred tax assets	871	863
Valuation allowance	(597)	(626)

Net deferred tax asset	274	237

Liabilities
Property, plant and equipment	(178)	(202)
Unrepatriated earnings of foreign subsidiaries	(73)	(99)
Intangibles	(37)	(31)
Deferred income from extinguishment of debt	(76)	—

Gross deferred tax liabilities	(364)	(332)

Net deferred tax liability	$(90)	$(95)

The following table summarizes the presentation of the net deferred tax liability on the Consolidated Balance Sheets at December 31:

	2009	2008
Assets
Current deferred income taxes (Other current assets)	$17	$2
Long-term deferred income taxes (Other assets)	17	30
Liabilities
Current deferred income taxes (Other current liabilities)	(4)	(5)
Long-term deferred income taxes	(120)	(122)

Net deferred tax liability	$(90)	$(95)

Hexion LLC and its eligible subsidiaries file a consolidated U.S. Federal income tax return. As Hexion LLC is not a member of the registrant, its tax attributes are not reflected in the tables above. However, because Hexion LLC is the Company’s parent, the Company can utilize Hexion LLC’s attributes. These attributes are comprised of $366 of deferred interest deductions, which have significant restrictions on their use, $72 of net operating loss carryforwards, which expire starting in 2020, and capital loss carryforwards of $18, expiring in 2010. Hexion LLC maintains a full valuation allowance against these attributes because it is more likely than not that some portion of these assets will not be realized.

As of December 31, 2009, the Company has a $597 valuation allowance for a portion of its net deferred tax assets that management believes, more likely than not, will not be realized. In the United States, a consolidated return will be filed and future taxable income and losses of the consolidated group may be offset. The Company’s deferred tax assets include federal, state and foreign net operating losses carryforwards. The federal net operating loss carryforwards available are $1,413, which expire starting in 2020. The Company’s deferred assets also include minimum tax credits of $2, which are available indefinitely as well as capital loss carryforwards of $45, which were generated in 2005 and will begin to expire in 2010. A valuation allowance of $410 has been provided against these items. The Company had undistributed earnings of certain foreign subsidiaries of $200, on which deferred taxes have not been provided because these earnings are considered permanently invested outside of the United States.

The following table summarizes the changes in the valuation allowance for the years ending December 31, 2009 and 2008:

	Balance at Beginning of Period	Changes in related Gross Deferred Tax Assets/Liabilities	Charge/Release	Balance at End of Period
Valuation allowance on Deferred tax assets:
Year ended December 31, 2007	$224	$(2)	$138	$360
Year ended December 31, 2008	360	(30)	296	626
Year ended December 31, 2009	626	(15)	(14)	597

Examination of Tax Returns

The Company conducts business globally and, as a result, certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examinations by taxing authorities throughout the world, including major jurisdictions such as Belgium, Brazil, Canada, the Czech Republic, France, Germany, Italy, South Korea, Netherlands and the United States.

The Company is no longer subject to U.S. federal examinations for years before December 31, 2007; however, certain state and foreign tax returns are under examination by various regulatory authorities.

The Company continuously reviews issues that are raised from ongoing examinations and open tax years to evaluate the adequacy of its liabilities. As the various taxing authorities continue with their audit/examination programs, the Company will adjust its reserves accordingly to reflect these settlements.

Unrecognized Tax Benefits

Effective January 1, 2007, the Company adopted new guidance on accounting for uncertainty in income taxes. Upon adoption, the Company recorded $4 as an increase to Accumulated deficit for the cumulative effect of adoption. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008
Balance at beginning of year	$57	$15
Additions based on tax positions related to the current year	7	45
Additions for tax positions of prior years	2	—
Reductions for tax positions of prior years	(6)	(3)
Settlements	—	—

Balance at end of year	$60	$57

During the year ended December 31, 2009, the company increased its amount of unrecognized tax benefits, including its accrual for interest and penalties, by $4 for various intercompany transactions and prior year changes in estimates. During the years ended December 31, 2009, 2008 and 2007, the Company recognized approximately $1, $(1) and $2, respectively, in interest and penalties. The Company had approximately $22 and $21 accrued for the payment of interest and penalties at December 31, 2009 and 2008, respectively.

$60 of unrecognized tax benefits, if recognized, would affect the effective tax rate. The Company anticipates recognizing a range of $3 to $40 of the total amount of unrecognized tax benefits within the next 12 months as a result of negotiations with foreign jurisdictions and completion of foreign and U.S. state audit examinations.

17. Summarized Financial Information of Unconsolidated Affiliates

Summarized financial information of unconsolidated affiliates Asia Dekor Borden (Hong Kong) Chemical Company and Hexion UV Coatings (Shanghai) Co., Ltd as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Current assets	$18	$18
Noncurrent assets	3	3
Current liabilities	8	3
Equity	13	18

Net sales	$25	$35	$30
Gross profit	6	8	10
Pre-tax income	4	5	8
Net income	4	5	7

18. Segment Information

The Company’s business segments are based on the products that the Company offers and the markets that it serves. At December 31, 2009, the Company had four reportable segments: Epoxy and Phenolic Resins, Formaldehyde and Forest Products Resins, Coatings and Inks and Performance Products. A summary of the major products of the Company’s reportable segments follows:

•	Epoxy and Phenolic Resins: basic epoxy resins and intermediates, composite and epoxy specialty resins, versatic acids and derivatives, phenolic specialty resins and molding compounds

•	Formaldehyde and Forest Products Resins: forest products resins and formaldehyde applications

•	Coatings and Inks: polyester resins, alkyd resins, acrylic resins, vinylic resins and ink resins and additives

•	Performance Products: phenolic encapsulated substrates for oilfield and foundry applications

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

Net Sales to Unaffiliated Customers for the years ended December 31(1)(2):

	2009	2008	2007(3)
Epoxy and Phenolic Resins	$1,702	$2,432	$2,370
Formaldehyde and Forest Products Resins	1,184	2,033	1,776
Coatings and Inks	888	1,248	1,332
Performance Products	256	380	332

Total	$4,030	$6,093	$5,810

Segment EBITDA for the years ended December 31 (2):

	2009	2008	2007(3)
Epoxy and Phenolic Resins	$190	$192	$334
Formaldehyde and Forest Products Resins(4)	108	194	177
Coatings and Inks(4)	58	35	81
Performance Products	80	90	73
Corporate and Other	(51)	(50)	(54)

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.

(2)	Net sales and Segment EBITDA include the results of the Orica A&R Acquisition and Arkema Acquisition from February 1, 2007, and November 1, 2007, respectively.

(3)	Certain of the Company’s product lines have been realigned, resulting in reclassifications among segments. Prior period balances have been reclassified to conform to current presentations.

(4)

Included in Formaldehyde and Forest Products Resins Segment EBITDA are Earnings from unconsolidated entities, net of taxes of less than $1, $1 and $1 for the years ended December 31, 2009, 2008 and 2007, respectively. Included in Coatings and Inks Segment EBITDA are Earnings from unconsolidated entities, net of taxes of $2, $1 and $3 for the years ended December 31, 2009, 2008 and 2007, respectively.

Depreciation and Amortization Expense for the years ended December 31(1):

	2009	2008	2007
Epoxy and Phenolic Resins	$96	$104	$106
Formaldehyde and Forest Products Resins	45	48	40
Coatings and Inks	24	33	30
Performance Products	6	6	6
Corporate and Other	7	12	16

Total	$178	$203	$198

Total Assets as of December 31(1):

	2009	2008
Epoxy and Phenolic Resins	$1,561	$1,653
Formaldehyde and Forest Products Resins	819	724
Coatings and Inks	465	541
Performance Products	98	102
Corporate and Other	30	160

Total	$2,973	$3,180

Capital Expenditures for the years ended December 31(1)(2):

	2009	2008	2007
Epoxy and Phenolic Resins	$41	$60	$60
Formaldehyde and Forest Products Resins	69	46	32
Coatings and Inks	15	19	22
Performance Products	7	4	4
Corporate and Other	4	5	5

Total	$136	$134	$123

(1)	Certain of the Company’s product lines have been realigned, resulting in reclassifications among segments. Prior period balances have been reclassified to conform to current presentations.
(2)	Includes capitalized interest costs that are incurred during the construction of property and equipment.

Reconciliation of Segment EBITDA to Net Income (Loss):

	Year Ended December 31,
	2009	2008	2007
Segment EBITDA:
Epoxy and Phenolic Resins	$190	$192	$334
Formaldehyde and Forest Products Resins	108	194	177
Coatings and Inks	58	35	81
Performance Products	80	90	73
Corporate and Other	(51)	(50)	(54)
Reconciliation:
Items not included in Segment EBITDA
Terminated merger and settlement income (expense), net	40	(1,027)	—
Integration costs	—	(27)	(39)
Non-cash charges	3	(5)	(22)
Unusual items:
(Losses) gains on divestiture of assets	(6)	5	8
Purchase accounting effects/inventory step-up	—	—	(1)
Business realignments	(56)	(41)	(21)
Asset impairments	(50)	(21)	(32)
Derivative settlements	—	(37)	—
Other	(45)	(8)	(17)

Total unusual items	(157)	(102)	(63)

Total adjustments	(114)	(1,161)	(124)
Interest expense, net	(223)	(304)	(310)
Gain on extinguishment of debt	224	—	—
Income tax (expense) benefit	(2)	17	(44)
Depreciation and amortization	(178)	(203)	(198)

Net income (loss) attributable to Hexion Specialty Chemicals, Inc.	92	(1,190)	(65)
Net income attributable to noncontrolling interest	3	5	2

Net income (loss)	$95	$(1,185)	$(63)

Items not included in Segment EBITDA

In 2009, Terminated merger and settlement income, net primarily includes reductions on certain of the Company’s merger related service provider liabilities and the pushdown of Apollo’s recovery of $15 in insurance proceeds in 2009 related to the $200 settlement payment made by Apollo that was treated as a pushdown of shareholder expense in 2008. These amounts were partially offset by legal and consulting costs and legal contingency accruals related to the New York Shareholder Action. In 2008, Terminated merger and settlement expense, net primarily represented accounting, consulting, tax and legal costs related to the terminated Huntsman merger and related litigation, including the $550 payment to Huntsman to terminate the merger and settle litigation and the non-cash push-down of settlement costs paid by Apollo of $200. Terminated merger and settlement costs also include the write-off of previously deferred acquisition costs.

Integration costs primarily represent redundancy and incremental administrative costs for integration programs as a result of the Hexion Formation and recent acquisitions, as well as costs to implement a single, company-wide, management information and accounting system and a new consolidations and financial reporting system.

Non-cash charges primarily represent stock-based compensation expense, accelerated depreciation on closing facilities and unrealized derivative and foreign exchange gains and losses.

Not included in Segment EBITDA are certain non-cash and certain non-recurring income or expenses that are deemed by management to be unusual in nature. For 2009, these items consisted of business realignment costs primarily related to expenses from the Company’s productivity program, asset impairments and realized foreign exchange gains and losses. For 2008, these items consisted of asset impairments, business realignment costs, derivative settlements, realized foreign exchange gains and losses, management fees, a gain on the sale of a portion of the Company’s ownership in HAI and a gain on the sale of certain assets of a non-core product line. For 2007, these items consisted of asset impairments, gains on sale of assets, a gain on the sale of a portion of the Company’s ownership in HAI, business realignment costs, income related to the European solvent coating resins business, management fees, realized foreign currency activity and costs to settle a lawsuit.

Geographic Information

Sales to Unaffiliated Customers for the years ended December 31(1):

	2009	2008	2007
United States	$1,634	$2,557	$2,466
Netherlands	846	1,222	1,194
Germany	282	494	399
Canada	165	276	330
Other international	1,103	1,544	1,421

Total	$4,030	$6,093	$5,810

(1)	Sales are attributed to the country in which the individual business locations reside.

Long-Lived Assets as of December 31:

	2009	2008
United States	$556	$631
Netherlands	303	316
Germany	135	146
Canada	70	63
Other international	376	305

Total	$1,440	$1,461

Product Line Information

Net Sales to Unaffiliated Customers for the years ended December 31:

	2009	2008	2007
Epoxy resins and intermediates	$1,092	$1,501	$1,449
Forest products resins	885	1,478	1,288
Coating products	608	845	937
Phenolic specialty resins	374	630	608
All other(1)	1,071	1,639	1,528

Total	$4,030	$6,093	$5,810

(1)	Net sales of other product lines that individually account for less than 10% of consolidated Net sales.

19. Guarantor/Non-Guarantor Subsidiary Financial Information

The Company and certain of its U.S. subsidiaries guarantee debt issued by its wholly owned subsidiaries Hexion Nova Scotia, ULC and Hexion U.S. Finance Corporation (together, the “Subsidiary Issuers”), which includes the second-priority notes due 2014 and the floating rate second-priority senior secured notes due 2014.

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

All of the subsidiary issuers and subsidiary guarantors are 100% owned by Hexion. All guarantees are full and unconditional, and are joint and several. There are no significant restrictions on the ability of the Company to obtain funds from its domestic subsidiaries by dividend or loan. While the Company’s Australian, New Zealand and Brazilian subsidiaries and HAI are restricted in the payment of dividends and intercompany loans due to the terms of their credit facilities, there are no material restrictions on the Company’s ability to obtain cash from the remaining non-guarantor subsidiaries.

This information includes allocations of corporate overhead to the combined non-guarantor subsidiaries based on net sales. Income tax expense has been provided on the combined non-guarantor subsidiaries based on actual effective tax rates.

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements

(dollars in millions)

YEAR ENDED DECEMBER 31, 2009

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,686	$—	$—	$2,688	$(344)	$4,030
Cost of sales	1,491	—	—	2,364	(344)	3,511

Gross profit	195	—	—	324	—	519
Selling, general and administrative expense	100	—	—	245	—	345
Terminated merger and settlement (income) expense, net	(41)	—	—	1	—	(40)
Integration costs	—	—	—	—	—	—
Asset impairments	38	—	—	12	—	50
Business realignment costs	27	—	—	29	—	56
Other operating expense (income), net	11	—	(1)	4	—	14

Operating income	60	—	1	33	—	94
Interest expense, net	130	62	—	31	—	223
Gain on extinguishment of debt	(76)	(148)	—	—	—	(224)
Intercompany interest expense (income)	67	(82)	(1)	16	—	—
Other non-operating (income) expense, net	(6)	6	1	(1)	—	—

(Loss) income before income tax, earnings from unconsolidated entities	(55)	162	1	(13)	—	95
Income tax (benefit) expense	(4)	6	—	—	—	2

(Loss) income before earnings from unconsolidated entities	(51)	156	1	(13)	—	93
Earnings from unconsolidated entities, net of taxes	146	—	2	1	(147)	2

Net income (loss)	95	156	3	(12)	(147)	95
Net income attributable to noncontrolling interest	(3)	—	—	—	—	(3)

Net income (loss) attributable to Hexion Specialty Chemicals, Inc.	$92	$156	$3	$(12)	$(147)	$92

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements

(dollars in millions)

YEAR ENDED DECEMBER 31, 2008

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,656	$—	$—	$3,904	$(467)	$6,093
Cost of sales	2,417	—	—	3,517	(467)	5,467

Gross profit	239	—	—	387	—	626
Selling, general and administrative expense	110	—	1	282	—	393
Terminated merger and settlement costs	872	—	—	155	—	1,027
Integration costs	13	—	—	14	—	27
Asset impairments	5	—	—	16	—	21
Business realignment costs	6	—	—	35	—	41
Other operating expense (income), net	7	1	(2)	4	—	10

Operating (loss) income	(774)	(1)	1	(119)	—	(893)
Interest expense, net	160	77	—	67	—	304
Intercompany interest expense (income)	93	(90)	(1)	(2)	—	—
Other non-operating (income) expense, net	(5)	10	1	1	—	7

(Loss) income before income tax, earnings from unconsolidated entities	(1,022)	2	1	(185)	—	(1,204)
Income tax (benefit) expense	(12)	(1)	—	(4)	—	(17)

(Loss) income before earnings from unconsolidated entities	(1,010)	3	1	(181)	—	(1,187)
Earnings from unconsolidated entities, net of taxes	(175)	—	6	2	169	2

Net (loss) income	(1,185)	3	7	(179)	169	(1,185)
Net income attributable to noncontrolling interest	(5)	—	—	—	—	(5)

Net (loss) income attributable to Hexion Specialty Chemicals, Inc.	$(1,190)	$3	$7	$(179)	$169	$(1,190)

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements

(dollars in millions)

YEAR ENDED DECEMBER 31, 2007

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,464	$—	$—	$3,581	$(235)	$5,810
Cost of sales	2,153	—	—	3,101	(235)	5,019

Gross profit	311	—	—	480	—	791
Selling, general and administrative expense	171	—	—	219	—	390
Integration costs	14	—	—	25	—	39
Asset impairments	6	—	—	26	—	32
Business realignment costs	2	—	—	19	—	21
Other operating (income) expense, net	—	—	(4)	11	—	7

Operating income	118	—	4	180	—	302
Interest expense, net	181	82	—	47	—	310
Intercompany interest expense (income)	72	(95)	(1)	24	—	—
Other non-operating (income) expense, net	(11)	10	—	16	—	15

(Loss) income before income tax, earnings from unconsolidated entities	(124)	3	5	93	—	(23)
Income tax (benefit) expense	(2)	3	—	43	—	44

(Loss) income before earnings from unconsolidated entities	(122)	—	5	50	—	(67)
Earnings from unconsolidated entities, net of taxes	59	—	3	4	(62)	4

Net (loss) income	(63)	—	8	54	(62)	(63)
Net income attributable to noncontrolling interest	(2)	—	—	—	—	(2)

Net (loss) income attributable to Hexion Specialty Chemicals, Inc.	$(65)	$—	$8	$54	$(62)	$(65)

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements

(dollars in millions)

DECEMBER 31, 2009

CONDENSED CONSOLIDATING BALANCE SHEET

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents (including restricted cash of $0 and $7, respectively)	$22	$—	$—	$120	$—	$142
Short-term investments	—	—	—	10	—	10
Accounts receivable, net	55	—	—	423	—	478
Inventories:
Finished and in-process goods	129	—	—	135	—	264
Raw materials and supplies	40	—	—	75	—	115
Other current assets	23	—	—	61	—	84

Total current assets	269	—	—	824	—	1,093

Other assets
Investment in subsidiaries	831	—	23	—	(854)	—
Other assets	33	6	—	65	—	104

	864	6	23	65	(854)	104
Property and equipment, net	549	—	—	891	—	1,440
Goodwill	94	—	—	83	—	177
Other intangible assets, net	69	—	—	90	—	159

Total assets	$1,845	$6	$23	$1,953	$(854)	$2,973

Liabilities and (Deficit) Equity
Current liabilities
Accounts and drafts payable	$161	$—	$—	$320	$—	$481
Intercompany accounts (receivable) payable	(13)	(4)	—	17	—	—
Debt payable within one year	22	—	—	56	—	78
Intercompany loans payable (receivable)	360	—	(5)	(355)	—	—
Loans payable to affiliates	4	—	—	—	—	4
Interest payable	27	7	—	2	—	36
Income taxes payable	9	—	—	33	—	42
Accrued payroll and incentive compensation	20	—	—	30	—	50
Other current liabilities	106	—	—	91	—	197

Total current liabilities	696	3	(5)	194	—	888
Long-term debt	1,970	653	—	705	—	3,328
Affiliated long-term debt	80	—	—	20	—	100
Intercompany loans payable (receivable)	683	(868)	(14)	199	—	—
Long-term pension and post employment benefit obligations	102	—	—	131	—	233
Deferred income taxes	39	—	—	81	—	120
Other long-term liabilities	101	—	—	27	—	128
Advance from affiliates	225	—	—	—	—	225

Total liabilities	3,896	(212)	(19)	1,357	—	5,022

Total Hexion Specialty Chemicals, Inc. shareholders (deficit) equity	(2,063)	218	42	594	(854)	(2,063)
Noncontrolling interest	12	—	—	2	—	14

Shareholder’s (deficit) equity	(2,051)	218	42	596	(854)	(2,049)

Total liabilities and (deficit) equity	$1,845	$6	$23	$1,953	$(854)	$2,973

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements

(dollars in millions)

DECEMBER 31, 2008

CONDENSED CONSOLIDATING BALANCE SHEET

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents (including restricted cash of $0 and $6, respectively)	$23	$—	$—	$104	$—	$127
Short-term investments	—	—	—	7	—	7
Accounts receivable, net	180	—	—	402	—	582
Inventories:
Finished and in-process goods	147	—	—	181	—	328
Raw materials and supplies	51	—	—	90	—	141
Other current assets	31	—	—	53	—	84

Total current assets	432	—	—	837	—	1,269

Other assets
Investment in subsidiaries	610	—	24	—	(634)	—
Other assets	35	13	—	60	—	108

	645	13	24	60	(634)	108
Property and equipment, net	624	—	—	837	—	1,461
Goodwill	94	—	—	76	—	170
Other intangible assets, net	74	—	—	98	—	172

Total assets	$1,869	$13	$24	$1,908	$(634)	$3,180

Liabilities and (Deficit) Equity
Current liabilities
Accounts and drafts payable	$146	$—	$—	$226	$—	$372
Accounts (receivable from) payable to affiliates	(170)	(5)	(5)	180	—	—
Debt payable within one year	58	—	—	55	—	113
Loans payable to (receivable from) affiliates	599	—	(3)	(596)	—	—
Interest payable	40	10	—	1	—	51
Income taxes payable	14	—	—	20	—	34
Accrued payroll and incentive compensation	12	—	—	27	—	39
Other current liabilities	210	—	—	60	—	270

Total current liabilities	909	5	(8)	(27)	—	879
Long-term debt	2,112	825	—	809	—	3,746
Intercompany loans payable (receivable)	529	(805)	(11)	287	—	—
Long-term pension and post employment benefit obligations	136	—	—	123	—	259
Deferred income taxes	37	—	—	85	—	122
Other long-term liabilities	103	—	—	25	—	128
Advance from affiliates	225	—	—	—	—	225

Total liabilities	4,051	25	(19)	1,302	—	5,359

Total Hexion Specialty Chemicals, Inc. shareholders (deficit) equity	(2,218)	(12)	43	603	(634)	(2,218)
Noncontrolling interest	36	—	—	3	—	39

Shareholder’s (deficit) equity	(2,182)	(12)	43	606	(634)	(2,179)

Total liabilities and (deficit) equity	$1,869	$13	$24	$1,908	$(634)	$3,180

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements

(dollars in millions)

YEAR ENDED DECEMBER 31, 2009

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(198)(a)	$(16)	$—	$569(a)	$—	$355

Cash flows (used in) provided by investing activities
Capital expenditures	(38)	—	—	(93)	—	(131)
Capitalized interest	—	—	—	(5)	—	(5)
Change in restricted cash	—	—	—	2	—	2
Purchases of investments	—	—	—	(2)	—	(2)
Proceeds from the return of capital from subsidiary	392(a)	—	—	—	(392)	—
Dividend from subsidiary	6	—	5	—	(11)	—
Proceeds from the sale of assets	4	—	—	—	—	4

	364	—	5	(98)	(403)	(132)

Cash flows provided by (used in) financing activities
Net short-term debt (repayments) borrowings	(2)	—	—	(8)	—	(10)
Borrowings of long-term debt	587	—	—	568	—	1,155
Repayments of long-term debt	(690)	(24)	—	(690)	—	(1,404)
Borrowings of affiliated debt	84	—	—	20	—	104
Purchase of note receivable due from parent	—	—	—	(24)	—	(24)
Deconsolidation of noncontrolling interest in variable interest entity	(24)	—	—	—	—	(24)
Return of capital to parent	—	—	—	(392)(a)	392	—
Net intercompany loan (repayments) borrowings	(108)	40	—	68	—	—
Payment of dividends to non-controlling interest	—	—	—	(4)	—	(4)
Long-term debt and credit facility financing fees	(5)	—	—	—	—	(5)
Payments of dividends on common stock	(10)	—	(5)	(6)	11	(10)

	(168)	16	(5)	(468)	403	(222)

Effect of exchange rates on cash and cash equivalents	—	—	—	13	—	13

Increase in cash and cash equivalents	(2)	—	—	16	—	14
Cash and cash equivalents (unrestricted) at beginning of year	23	—	—	98	—	121

Cash and cash equivalents (unrestricted) at end of year	$21	$—	$—	$114	$—	$135

(a)	In March, June, September, November and December 2009, Hexion Specialty Chemicals, Inc. contributed receivables of $70, $85, $110, $33 and $104, respectively to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the year ended December 31, 2009, the non-guarantor subsidiary sold $402 of the contributed receivables to affiliates of Apollo for net cash of $392 (see Note 8). The cash proceeds were returned to Hexion Specialty Chemicals, Inc. by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined non-guarantor subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and Hexion Specialty Chemicals, Inc., respectively.

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements

(dollars in millions)

YEAR ENDED DECEMBER 31, 2008

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(825)	$3	$(7)	$197	$—	$(632)

Cash flows (used in) provided by investing activities
Capital expenditures	(59)	—	—	(75)	—	(134)
Dividend from subsidiary	8	—	—	—	(8)	—
Change in restricted cash	—	—	—	(6)	—	(6)
Purchases of investments	—	—	—	(7)	—	(7)
Proceeds from the sale of assets	—	—	5	8	—	13

	(51)	—	5	(80)	(8)	$(134)

Cash flows provided by (used in) financing activities
Net short-term debt (repayments) borrowings	(5)	—	—	13	—	8
Borrowings of long-term debt	389	—	—	703	—	1,092
Repayments of long-term debt	(396)	—	—	(533)	—	(929)
Affiliated loan borrowings (repayments)	232	(3)	7	(236)	—	—
Capital contribution from parent	325	—	—	—	—	325
Contingent affiliate advance	225	—	—	—	—	225
Dividends paid	(2)	—	(5)	(3)	8	(2)
Noncontrolling interest in variable interest entity	24	—	—	—	—	24
Cash settlement of derivatives	—	—	—	(37)	—	(37)

	792	(3)	2	(93)	8	706

Effect of exchange rates on cash and cash equivalents	—	—	—	(18)	—	(18)

(Decrease) increase in cash and cash equivalents	(84)	—	—	6	—	(78)
Cash and cash equivalents at beginning of year	107	—	—	92	—	199

Cash and cash equivalents at end of year	$23	$—	$—	$98	$—	$121

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of

Hexion Specialty Chemicals, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hexion Specialty Chemicals, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Columbus, Ohio

March 8, 2010

Schedule II – Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Additions		Deductions	Balance at End of Period
		Charged to cost and expenses(1)	Charged to other accounts
Allowance for Doubtful Accounts:
Year ended December 31, 2009	$24	$8	$—	$(7)	$25
Year ended December 31, 2008	22	3	—	(1)	24
Year ended December 31, 2007	21	2	—	(1)	22

Reserve for Obsolete Inventory:
Year ended December 31, 2009	$9	$6	$—	$(4)	$11
Year ended December 31, 2008	13	8	—	(12)	9
Year ended December 31, 2007	13	5	—	(5)	13

(1)	Includes the impact of foreign currency translation

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T) - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we, under the supervision and with the participation of our Disclosure Committee and our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

We have assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (COSO). Based on our assessment, we have concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective based on those criteria.

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

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters and Control Persons

Set forth below are the names, ages and current positions of our executive officers and directors as of March 1, 2010.

Name	Age	Position
Craig O. Morrison	54	Director, Chairman, President and Chief Executive Officer
William H. Carter	56	Director, Executive Vice President and Chief Financial Officer
Marvin O. Schlanger	61	Director, Vice Chairman
Joshua J. Harris	45	Director
Scott M. Kleinman	37	Director
Jan Secher	52	Director
Robert V. Seminara	38	Director
Jordan C. Zaken	35	Director
Joseph P. Bevilaqua	54	Executive Vice President, President – Epoxy and Phenolic Resins Division
Julia D. Harp	57	Executive Vice President, President – Coatings and Inks Division
Dale N. Plante	52	Executive Vice President, President – Forest Products Division
Judith A. Sonnett	53	Executive Vice President, Human Resources
Joseph Chan	54	Executive Vice President – Asia
Mary Ann Jorgenson	68	Executive Vice President and General Counsel
Richard L. Monty	62	Executive Vice President – Environmental Health and Safety
George F. Knight	53	Senior Vice President – Finance and Treasurer

Craig O. Morrison was elected President and Chief Executive Officer and a director effective March 25, 2002 and was named Chairman of the Board of Directors on June 1, 2005. Prior to joining our Company, he served as President and General Manager of Alcan Packaging’s Pharmaceutical and Cosmetic Packaging business from 1999 to 2002. From 1993 to 1998 he was President and General Manager for Van Leer Containers, Inc. Prior to joining Van Leer Containers, Mr. Morrison served in a number of management positions with General Electric’s Plastics division from March 1990 to November 1993, and as a consultant with Bain and Company from 1987 to 1990. He is a member of the Environmental, Health and Safety and Executive Committees of the Board of Directors. Mr. Morrison’s position as President and Chief Executive Officer, his extensive management experience, and his skills in business leadership and strategy qualify him to serve on our Board of Directors.

William H. Carter was elected Executive Vice President and Chief Financial Officer effective April 3, 1995 and a director November 20, 2001. Throughout his tenure with us, Mr. Carter has been instrumental in the restructuring of our holdings, including serving as a director and interim President and Chief Executive Officer of a former subsidiary, BCP Management Inc., from January to June 2000, and a director and executive officer of WKI Holding Company, Inc. from 2001 to 2003, both of which filed for reorganization under Chapter 11 of the Bankruptcy Code in 2002. Additionally, he has served as a director of Elmer’s Products, Inc., Borden Foods Corporation and AEP Industries, Inc. Prior to joining our Company in 1995, Mr. Carter was a partner, and the engagement partner for Borden Chemical, with Price Waterhouse LLP, which he joined in 1975. He is a member of the Environmental, Health and Safety Committee of the Board of Directors. Mr. Carter’s position as Executive Vice President and Chief Financial Officer, his extensive management experience, and his skills in financial leadership qualify him to serve on our Board of Directors.

Marvin O. Schlanger was elected Director and Vice Chairman of the Board of Directors of the Company on June 1, 2005. Mr. Schlanger served as Chairman and Chief Executive Officer of Resolution Performance and RPP Capital Corporation since November 2001 until the closing of the Hexion Formation. Since October 1998, Mr. Schlanger has been a principal in the firm of Cherry Hill Chemical Investments, LLC, which provides management services and capital to the chemical and allied industries. Mr. Schlanger is also a director of AmeriGas Partners L.P., UGI Corporation, UGI Utilities and Momentive Performance Materials, Inc., and a director and Chairman of the Board of CEVA Group Plc. Prior to the Hexion Formation, he was a director and Chairman of the Board of RPP Capital and Resolution Specialty Materials, Inc. Mr. Schlanger’s past board experience also includes serving as Chairman of the Board of Directors of Covalence Specialty Materials. Mr. Schlanger is Chairman of the Environmental, Health and

Safety Committee of the Board of Directors. In light of our ownership structure and Mr. Schlanger’s position with Apollo and his knowledge of the former RPP and other chemical industry businesses, especially his knowledge and experience with respect to environmental health and safety issues, we believe it is appropriate that Mr. Schlanger serve as a director of the Company.

Joshua J. Harris was elected a director of the Company on August 12, 2004. Mr. Harris is a founding Senior Managing Director at Apollo Global Management, LLC and has served as Managing Partner of certain affiliates of Apollo since 1990. Prior to that time, Mr. Harris was a member of the Mergers and Acquisitions Department of Drexel Burnham Lambert Incorporated. Mr. Harris is also a director of Apollo Global Management, LLC., Berry Plastics Group, CEVA Logistics, Momentive Performance Materials and several non-profit organizations. Prior to the Hexion Formation, Mr. Harris was a director of Resolution Performance Products LLC and Resolution Specialty Materials, Inc. Within the past five years he has also served on the Boards of Directors of Apollo Alternative Assets, L.P., Breuners Home Finishings, General Nutrition Centers, Inc., Noranda Aluminum Holding Corporation, Pacer International, Verso Paper Corp, Covalence Specialty Materials Corp., UAP Holdings, Nalco Corporation, Allied Waste Industries, Inc., Quality Distribution, Inc. and Metals USA, Inc. He is Chairman of the Executive Committee of the Board of Directors. In light of our ownership structure and Mr. Harris’ position with Apollo and his extensive finance skills and business background, we believe it is appropriate for Mr. Harris to serve as a director of the Company.

Scott M. Kleinman was elected a director of the Company on August 12, 2004. Mr. Kleinman is a Partner at Apollo, where he has worked since February 1996. Prior to that time, Mr. Kleinman was employed by Smith Barney Inc. in its Investment Banking division. Mr. Kleinman is also a director of Verso Paper Corp., Momentive Performance Materials, Noranda Aluminum Holding Corporation and Realogy Corporation, all Apollo portfolio companies. Prior to the Hexion Formation, Mr. Kleinman was also a director of Resolution Performance Products LLC and Resolution Specialty Materials, Inc. He is a member of the Executive, Audit, Compensation and Environmental, Health and Safety Committees of the Board of Directors. In light of our ownership structure and Mr. Kleinman’s position with Apollo and his extensive finance and business experience, we believe it is appropriate for Mr. Kleinman to serve as a director of the Company.

Jan Secher was elected a director of the Company on September 18, 2009. Mr. Secher is a Partner at Apollo where he has worked since May 2009. Mr. Secher served as Member of Management of the Board of Clariant AG beginning January 2006 and as Chief Executive Officer of Clariant AG from April 7, 2006 to October 2008. Prior to that, he was Chief Executive Officer of SICPA in Lausanne Switzerland, a privately held ink manufacturer, from May 2003 to December 2005. In addition, Mr. Secher held various leadership positions with ABB Ltd. in Asia, North America and Europe, including serving as an Executive Vice President, Group Processes Division from April 2002 to October 2002, and as Executive Vice President responsible for ABB Ltd’s Manufacturing and Consumer Industries Division from January 2001 to April 2002. Mr. Secher began his career in 1982 at Asea (now ABB), in sales/marketing and product management, which included a five-year assignment in North America. Mr. Secher is also a director of Peak Management AG in Switzerland. In light of our ownership structure and given Mr. Secher’s position with Apollo and his extensive international business experience, especially in specialty chemicals, we believe it is appropriate for Mr. Secher to serve as a director of the Company.

Robert V. Seminara was elected a director of the Company on August 12, 2004. Mr. Seminara is a Partner at Apollo, where he has worked since January 2003. From June 1996 to January 2003, Mr. Seminara served as an officer in the private equity investment group at Evercore Partners LLC, where he held the title Managing Director. He is Chairman of the Audit Committee of the Board of Directors. Within the past five years he also served as a director of Covalence Specialty Materials, World Kitchen, Inc., Berry Plastics Corporation and Skylink Aviation, Inc., all Apollo portfolio companies. In light of our ownership structure and Mr. Seminara’s position with Apollo and his extensive financial and business experience, we believe it is appropriate for Mr. Seminara to serve as a director of the Company.

Jordan C. Zaken was elected a director of the Company on June 29, 2005. Mr. Zaken is a Partner at Apollo, where he has worked since 1999. Prior to that time, Mr. Zaken was employed by Goldman, Sachs & Co. in its Mergers and Acquisitions Department. Mr. Zaken is also a director of Apollo portfolio companies Verso Paper Corp and Parallel Petroleum Corporation. He is the Chairman of the Compensation Committee and a member of the Environmental, Health and Safety Committee of the Board of Directors. In light of our ownership structure and Mr. Zaken’s extensive finance and business experience, we believe it is appropriate for Mr. Zaken to serve as a director of the Company.

Joseph P. Bevilaqua is an Executive Vice President and President of the Epoxy and Phenolic Resins Division, a position he has held since August 10, 2008. Prior to that, he was Executive Vice President and President of the Phenolic and Forest Products Division, a position he held from January 2004 to August 2008. Mr. Bevilaqua joined the Company in April 2002 as Vice President—Corporate Strategy and Development. From February 2000 to March 2002, he was the Vice President and General Manager of Alcan’s global plastics packaging business. Prior to Alcan, Mr. Bevilaqua served in leadership positions with companies such as General Electric, Woodbridge Foam Corporation and Russell-Stanley Corporation.

Julia D. Harp was elected an Executive Vice President and appointed President of the Coatings and Inks Division effctive August 3, 2009. In this role, Ms. Harp is responsible for the Company’s global coatings and inks businesses, including polyester resins, acrylic resins and ink resins and additives. Ms. Harp joined the Company as Vice President & General Manager of the Louisville-based Specialty Resins business in 2003. In 2006 Ms. Harp was promoted to Vice President, Global Phenolic Specialty Resins, a position she held until being promoted to her current position. Prior to joining the Company, Ms. Harp served Reichhold, Inc. as Senior Vice President of its Global Composites business, and Owens Corning as President and General Manager-OC Metals, Vice President, Composites Reinforcements, and Vice President, Global Sales. Prior to that, Ms. Harp held various management positions at GE Plastics, Borg Warner Chemicals, Mobay Chemical Corporation and Abtec Chemical (BF Goodrich).

Dale N. Plante was elected an Executive Vice President and appointed President of the Forest Products Division on September 1, 2008. In this role, Mr. Plante is responsible for the Company’s global forest products resins and formaldehyde businesses, as well as our Australian-based Applied Technology Group additives business. Mr. Plante has held a number of assignments with increasing responsibility in his twenty-nine years in the forest products sector with the Company and its predecessor, Borden Chemical, Inc. Prior to becoming President of the Forest Products division, in 2005 Mr. Plante relocated to Rotterdam to become Vice President & Managing Director of Forest Products and Formaldehyde – Europe. Prior to 2005, Mr. Plante was located in Canada working for the Company’s Canadian subsidiary and, from 2004-2005 was North American Sales Manager – Wood Fiber.

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

Joseph Chan was elected an Executive Vice President of the Company and appointed Managing Director -Asia on January 5, 2009. In this role, Mr. Chan leads the Company’s business expansion efforts in Asia and the building of regional infrastructure and shared services support across the three divisions. Prior to that, from October 2006 through December 2008, Mr. Chan held the position of Vice President- Asia for the Epoxy and Coatings Resins Division. Prior to joining the Company, from May 2000 to September 2006, Mr. Chan was the Regional Director—Asia Pacific for Johnson Polymer LLC.

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

Audit Committee Financial Expert

Since we are not a listed issuer, there are no requirements that we have an independent Audit Committee. Our Audit Committee consists of Messrs. Kleinman and Seminara, both of whom qualify as audit committee financial experts, as such term is defined in Item 407(d)(5) of Regulation S-K, and neither of whom is independent.

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

ITEM 11 - EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Oversight of the Executive Compensation Program

The Compensation Committee of our Board of Directors (the “Committee”) is responsible for establishing and monitoring compliance with our executive compensation philosophy. The Committee’s overarching goal is that the compensation and benefits provided to executives are reasonable, internally fair and externally competitive. The Committee has the authority to approve all executive compensation, equity and benefit programs.

The Committee sets the principles and strategies that guide the design of our executive compensation program. They annually evaluate the performance and compensation levels of the Chief Executive Officer (the “CEO”) and each of the executive officers who report directly to the CEO. Based on this evaluation, the Committee establishes and approves each executive’s compensation level, including base salary, annual incentive opportunities and long-term incentive opportunities, including any equity-based awards. Throughout this discussion, we refer to the executives named in the Summary Compensation Table in Part III, Item 12 of this Annual Report as the Named Executive Officers (“NEO’s”). We also refer to our CEO and the executives who report directly to him as the “Senior Leadership Team.” The Senior Leadership Team is currently comprised of 13 individuals.

Executive Compensation Philosophy and Objectives of Executive Compensation Program

Our executive compensation program is designed to focus our CEO and the Senior Leadership Team on our key strategic, financial and operational goals that will translate into long-term value creation for our owners. As a result, we believe that the compensation packages we provide to executives should include a mix of short-term cash-based awards that encourage the achievement of annual goals, and long-term cash and equity-based elements that reward sustained business performance and encourage management stability. The Committee also believes that equity-based awards play an important role in creating incentives for our executives to maximize Company performance and further align the interests of our executives with those of our owners.

Our annual compensation review process includes an evaluation of key objectives and measurable contributions to ensure that the incentives are not only aligned with the Company’s strategic goals, but also enable us to attract and retain a highly qualified and effective management team. The Committee bases its executive compensation decisions on the following philosophy:

•	The compensation program should be designed to support the business with a balance between critical short-term objectives and long-term strategy;

•	Each executive’s total compensation should have a correlation to the scope of his or her responsibilities and relative contributions to the Company’s performance; and,

•	A significant portion of each executive’s total compensation should be variable and contingent upon the achievement of specific financial and operational performance goals.

Our general philosophy is to set base salaries at levels comparable to the general market for the given position, and provide the opportunity for short-term and long-term incentive compensation that will exceed the general market when we perform at or above target levels. Other than in international locations where certain perquisites are customary, for international assignments, or in other unusual circumstances, the Committee generally does not believe in providing perquisites to our executives.

Roles and Responsibilities

The Committee makes all final decisions regarding the compensation of our Senior Leadership Team, and is also responsible for approving new compensation programs, changes to existing compensation programs and equity award grants for all other employees. These decisions, other than decisions regarding their own compensation, are based on recommendations made by the CEO and the Executive Vice President of Human Resources. The compensation of the CEO and the Executive Vice President of Human Resources is determined by the Committee. The Committee uses its discretion and judgment in accepting or modifying management’s recommendations in making its final compensation decisions.

Use of Compensation Data

In order to obtain a general understanding of current compensation practices when setting executive compensation levels, the Committee considers broad-based competitive market data on total compensation packages provided to executives with similar responsibilities at comparable companies within the chemical industry, as well as companies of similar revenues and operational complexity outside the chemical industry. We also use a variety of third salary surveys, including Hay Group PayNet, Towers Perrin Executive Compensation Database and Watson Wyatt Data Services. When making its executive compensation decisions, the Committee evaluates each executive’s scope of responsibility, his or her specific role in value creation and overall contributions to Company performance. The Committee does not engage in formal benchmarking against a set peer group of companies, and neither the Committee nor management engaged a compensation consultant to provide executive compensation advice or recommendations.

The Committee also reviews historical total compensation data on each executive, which includes base salary, target and actual annual incentive compensation and long-term incentive compensation, including equity ownership.

Executive Compensation Actions for 2009

In early 2009, in light of the dramatic volume decreases in most of our businesses in the fourth quarter of 2008, and in conjunction with other urgent cost-saving actions being considered, the Committee considered and approved management’s recommendation that the base salaries of each member of the Senior Leadership Team be reduced by 10%. This decision was made to set a tone for the organization that focusing on the reduction of costs was going to be critical during 2009. This action was not reflective of the performance evaluations of the Senior Leadership Team. In January 2010, in anticipation of modest economic recovery and out of concern for retaining members of the Senior Leadership Team, the Committee voted to restore the Senior Leadership Team’s base salaries to their 2008 levels, effective April 1, 2010. For purposes of calculating any earned incentive under the 2009 annual incentive plan, the Committee approved the use of the base salaries prior to the 10% reduction.

No new equity awards were made to executives in 2009. The Committee established a new long term cash-based incentive plan for executives in 2009 (the “2009 LTIP”). Due to volatile business conditions, the design of the program became cash based rather than equity based and was established to focus management on long-term performance, to assist in executive retention and to compensate for the absence of additional equity grants.

Executive Compensation Components

The following paragraphs describe and analyze the essential components of our executive compensation program: base salaries, annual incentive awards, long-term incentive awards, retirement benefits and international assignment compensation and severance benefits. Unless otherwise noted, the same compensation principles apply to all other non-bargained salaried employees of the Company.

1. Base Salaries

We provide our executives with an annual, fixed base salary commensurate with their professional status, accomplishments, scope of responsibility, and overall impact on the organization. The Committee reviews our executives’ base salary levels annually in conjunction with the annual performance review conducted globally for all non-bargained salaried employees. In addition, the Committee reviews base salaries in conjunction with promotions or significant changes in job responsibilities of the Senior Leadership Team. When approving increases to base salaries, the Committee considers many factors including job performance, total target compensation, impact on value creation and the competitive marketplace. We believe that it is appropriate that the base salaries of our CEO and Chief Financial Officer are set higher than those of our other executive officers due to the broad scope of responsibilities they have for the overall operations of the Company. The base salaries of our Executive Vice Presidents, in relation to each other, generally reflect the size and complexity of the business or functional operations they manage.

2. Annual Incentive Awards

The purpose of our annual incentive program is to provide a short-term performance incentive and to reward participants for delivering increased value to the organization against specific EBITDA, cash flow and Environmental Health and Safety (“EH&S”) objectives. In order to accomplish this, we have an annual cash incentive plan which uses measurable performance targets. In addition, from time to time the CEO may request a discretionary cash bonus pool to reward exemplary performance, or for retention purposes or in connection with a new hiring or promotion. The CEO makes discretionary bonus recommendations to the Committee for consideration and approval.

Our annual incentive plan awards are targeted at a level that, when combined with base salaries, is intended to yield total annual compensation that is competitive in the marketplace, while performance above the target is intended to yield total annual compensation above the market median. The financial targets for the annual incentive plan for executives and other eligible, salaried employees are identical. We strive to set annual incentive compensation targets that are achievable only through strong performance, believing that this motivates our executives and other participants to deliver ongoing value creation, while allowing the Company to attract and retain a highly talented Senior Leadership Team.

Annual incentive award targets are determined by the Committee as part of the Company’s annual planning process in January. The annual planning process involves the development of an overall budget, which includes incentive compensation targets that consider a number of factors, such as: our prior-year performance; current market trends; integration efforts around acquired businesses; potential pricing actions; raw material projections; the realization of planned productivity initiatives; expansion plans; new product development; and other strategic factors that could potentially impact our operations.

The three metrics used in our 2009 Annual Incentive Compensation Plan (“2009 ICP”) design are Segment EBITDA, EH&S statistics and Cash Flow. The Committee uses Segment EBITDA as the primary profitability measure for determining the level of the Company’s financial performance for management and executive annual incentive compensation purposes. Segment EBITDA is defined as earnings before interest, income taxes, depreciation and amortization (EBITDA) that is adjusted to exclude certain non-cash or non-recurring expenses (see Item 7 of Part II of this Annual Report on Form 10-K for a reconciliation of Segment EBITDA to Net Income (loss)). The Segment EBITDA target for the annual incentive plan is set by the Committee based upon factors including, but not limited to, competitive business dynamics in the markets in which we operate, raw material trends, anticipated business unit growth, anticipated cost synergies and business unit budget projections. For the 2009 ICP, the targeted Hexion Segment EBITDA was $475 million. The minimum threshold for an incentive payout under the segment EBITDA measure was established at 94.7% of the target and the maximum payout was established at 110.5% of the target.

The Committee began to emphasize working capital and cash flow measures as part of the annual incentive compensation in 2008. Payout on the working capital goal only resulted if the division EBITDA target was achieved. For the 2009 ICP, a cash flow target was added as a performance component at both the global Hexion and division levels, replacing the previous working capital target for the Division Presidents. The Committee’s purpose in adding this component was to increase focus on cost control and cost reduction actions to preserve an adequate amount of liquidity to fund operations and capital expenditures, service debt and ultimately sustain the business through a difficult economic cycle. Cash flow encompasses EBITDA, net trading capital improvement and/or usage, capital spending and interest paid along with other smaller operating cash flow items such as income taxes paid and pension contributions. The cash flow targets were established as a result of budget projections and reflected a Hexion cash goal of $4 million which was, at the time, considered challenging given the economic conditions that existed during late 2008 and the first quarter of 2009. Minimum and maximum threshold targets were established for each division and for global Hexion. The EBITDA and cash flow measurements act independently such that a payout of one element is possible even if the minimum target threshold for the other is not achieved so that associates continue to maintain focus on critical cash constraints.

Consistent with past plan designs, 10% of the 2009 ICP was based on achievement of Environmental Health and Safety (“EH&S”) goals. As a chemical manufacturer, our operations involve the use of hazardous materials, and we are subject to extensive environmental regulation. As a result, EH&S is a critical focus for all of our associates. EH&S targets are measured based upon achievement of goals around reducing occupational illness and injury rates (“OIIR”) and environmental incidents such as permit exceedances and hazardous spills. The Hexion EH&S target for 2009 was an OIIR of .97. This goal represents a 10% improvement over prior year actual. Any payout on achievement of an EH&S target is contingent upon the achievement of the Segment EBITDA target.

Each participant’s incentive target award is based on a percentage of his or her base salary. All executives have 50% of their annual incentive compensation tied to annual Hexion or Division Segment EBITDA budget targets, 10% tied to EH&S goals and 40% tied to cash flow budget targets. The following table summarizes the targets and performance components, including individual goals and weightings, for each of our Named Executive Officers.

Name	Incentive Target (% of Base Salary)	Award Payout Range (% of Incentive Target)	Performance Components Individual Goals	Weight
C. Morrison	100%	50% - 200%	Hexion Segment EBITDA Global EH&S Goals Hexion Cash Flow Targets	50% 10% 40%

W. Carter	70%	50% - 200%	Hexion Segment EBITDA Global EH&S Goals Hexion Cash Flow Targets	50% 10% 40%

J. Bevilaqua	70%	50% - 200%	Hexion Segment EBITDA Division Segment EBITDA Division EH&S Goals Division Cash Flow Target	10% 40% 10% 40%

J. Harp	70%	50% - 200%	Hexion Segment EBITDA Division Segment EBITDA Division EH&S Goals Division Cash Flow Target	10% 40% 10% 40%

J. Sonnett	60%	50% - 200%	Hexion Segment EBITDA Global EH&S Goals Hexion Cash Flow Targets	50% 10% 40%

We believe that our Division Presidents’ incentive compensation must have a strong tie to their division’s performance where they have the greatest impact and closest line of sight and therefore, 90% of their targets are tied to their division’s results. Please see “Determining Executive Compensation for Named Executive Officers” below for a description of each Named Executive Officer’s performance against the 2009 ICP goals.

3. Long-term Incentive Awards

Equity Awards

The Committee may, from time to time, approve the grant of equity-based awards to our Named Executive Officers, other members of the Senior Leadership Team and other eligible associates. The purpose of equity awards is to provide a long-term performance incentive and to reward the participants for planning and delivering long-term value. Our equity incentive awards cover equity securities of our parent, Hexion LLC, and are generally subject to time-based or performance-based vesting requirements. Time-based awards function as a retention incentive, while performance-based awards are linked to the Company’s attainment of specific long-term objectives. The Company has granted equity awards in the form of options to purchase Hexion LLC units and deferred compensation that is payable in the form of Hexion LLC Units under the 2004 Deferred Compensation Plan (the “2004 DC Plan”). We also granted options to purchase Hexion LLC units and Restricted Stock Awards that are valued as Hexion LLC units but paid in cash under the 2007 Long-Term Incentive Plan (the “2007 Long-Term Plan”). The material terms of these awards are further described in the Narrative to the Outstanding Equity Awards Table.

Long-Term Cash Awards

The Committee may, from time to time, adopt long-term cash award plans for our Named Executive Officers, other members of the Senior Leadership Team and other eligible associates. The purpose of cash based long -term incentive plans is to provide a definite value to the executive after a multi-year period upon the achievement of financial targets and to retain such key employees.

Retaining key talent during difficult business cycles and a depressed share value was a critical focus in early 2009. As a result, the Committee approved the 2009 LTIP to provide management stability during a difficult economic environment and focus key leaders on business sustainability and recovery. The terms of the 2009 LTIP are set forth in the Narrative to the Grants of Plan Based Awards Table.

4. Retirement Benefits

Each of our Named Executive Officers participates in qualified defined-benefit and defined-contribution retirement plans on substantially the same terms as our other U.S. participating employees. In 2009, we froze the non-qualified Executive Supplemental Pension Plan (“ESPP”), which exists to provide retirement benefits above the maximum limitations under an IRS qualified benefit plan. In July 2009, Hexion’s U.S. pension plans were frozen for all executive and non-executive non-bargained salaried employees. The Company chose to freeze existing defined benefit plans to control the growth of future pension liabilities, reduce administrative costs and equalize retirement benefits among our U.S. associates. In April 2009, we suspended the Company match to the defined contribution plan as a temporary measure due to the significant declines experienced in our businesses in the fourth quarter of 2008 and first quarter of 2009. This shift away from defined benefit plans to defined contribution plans is a growing trend. A new annual retirement contribution benefit was established to replace future pension benefits and is based on a percent of salary determined by years of service. This annual retirement contribution is made to the Company’s defined contribution plan and is in addition to the Company’s matching contributions and Company “achievement” match, which is made to participants’ accounts upon the achievement of Hexion Segment EBITDA targets. There is a description of these plans in the narrative following the Pension Benefits table below.

5. International Assignment Compensation

Benefits provided to employees and executives as part of an international assignment are viewed by the Company as a means to compensate the executive for financial expenses and personal hardships which would not exist if the executive remained in his or her home country. We believe that, as a growing global company, it is necessary to offer this compensation to encourage key employees and executives to temporarily relocate for strategic business reasons. Mr. Bevilaqua’s international assignment package is described in the Narrative to the Summary Compensation table.

6. Severance Benefits

In most cases our Named Executive Officers are entitled to receive severance benefits if their employment is terminated by the Company without cause. Severance benefits for Named Executive Officers are provided pursuant to the terms of the executive’s employment agreement, and generally include base salary and benefits continuation for the same period of time following the executive’s termination of employment that the executive is subject to a non-competition restriction.

Determining Compensation for our Named Executive Officers

President and Chief Executive Officer - Craig O. Morrison

At the beginning of 2009, Mr. Morrison recommended annual goals and objectives for the organization. The goals included a global Hexion Segment EBITDA target, a cash flow from operations target, an Environmental Health and Safety (EH&S) performance target, the implementation of productivity programs to reduce costs and the development of a strategic plan for long-term value creation. These goals supported both critical short-term objectives and long-term value creation and were discussed by the full Board of Directors and subsequently approved by the Committee. Under the 2009 ICP, Mr. Morrison’s incentive is tied to the achievement of the global Hexion Segment EBITDA target, the EH&S target and the cash flow target.

Although the Company did not achieve the 2009 ICP EBITDA target, the Hexion cash flow targets were exceeded and the global EH&S target was met. The Committee believes that Mr. Morrison’s leadership during the worst economic crisis in the Company’s history through his focus on cost-cutting and other productivity initiatives, while at the same time achieving strong environmental and safety metrics and retaining key managers, shows effective leadership and the ability to make tough but necessary decisions for the good of the organization. Toward the achievement of these goals, Mr. Morrison traveled extensively during the year meeting with the Company’s business leaders, customers and suppliers world-wide. The Committee believes that Mr. Morrison’s actions during 2009 have positioned the Company to benefit from an economic recovery, when it occurs.

In light of the Company’s performance, Mr. Morrison was entitled to receive an award of $700,000 under the 2009 ICP; however, during discussions with the Committee, Mr. Morrison requested that he be allowed to forego payment of his earned 2009 incentive as he did not feel it was appropriate for him to take a significant bonus at a time when he had asked associates around the globe to make financial sacrifices due to the economy. Mr. Morrison did not receive any form of non-cash compensation in exchange for declining the incentive payment.

In 2009, the Committee named Mr. Morrison a participant in the 2009 LTIP. Under this new plan Mr. Morrison has the future opportunity to receive up to a maximum of 300% of his January 1, 2009 base salary, provided the financial targets established under the plan are achieved.

Executive Vice President and Chief Financial Officer – William H. Carter

Mr. Carter’s goals for 2009 included achievement of cost savings initiatives for the worldwide Finance department, further refinement of SOX controls procedures and maximizing cash flows from operations to help sustain the business through the economic slowdown. In addition, included within Mr. Carter’s goals was maintaining compliance with the Company’s financial covenants under its debt agreements.

Although the Company did not achieve its 2009 ICP EBITDA target, the Committee believes that Mr. Carter’s leadership was a factor in the Company exceeding its cash flow targets by more than 75% and its performance with respect to its financial covenants. Under Mr. Carter’s direction, the division and corporate finance teams implemented improved processes to keep the businesses focused on cash flow generation and working capital management. In addition, during the fourth quarter of 2009 and the first quarter 2010, Mr. Carter led the Company in a successful issuance of $1 billion in new bonds and commitments from lenders to extend the Company’s credit agreement to 2015. These actions have provided the Company with greater long-term financial stability and resulted in favorable actions by the rating agencies. Toward the achievement of these goals, Mr. Carter traveled extensively during the year meeting with the Company’s business leaders, customers and suppliers world-wide.

Because Hexion failed to achieve the 2009 ICP EBITDA target, Mr. Carter will receive no payment for that portion or the EH&S portion of the incentive compensation plan. However, he will receive $365,659 related to the Company exceeding the cash flow targets under the 2009 ICP.

In 2009, Mr. Carter was named a participant in the 2009 LTIP. Under the plan, Mr. Carter has the future opportunity to receive up to a maximum of 300% of his January 1, 2009 base salary, provided the financial targets established under the plan are achieved.

Executive Vice President and President- Epoxy & Phenolic Resins Division – Joseph P. Bevilaqua

Mr. Bevilaqua’s 2009 goals were focused upon the achievement of Hexion and division EBITDA targets, division cash flow and EH&S targets, productivity goals including six sigma projects and strategic business review goals. The Committee believes that Mr. Bevilaqua’s leadership of the Epoxy & Phenolic Resins Division resulted in positive financial improvement, even though the division did not meet its 2009 ICP Segment EBITDA target. Mr. Bevilaqua’s focus on plant and operational safety led to the achievement of the division EH&S goal. In addition, the division exceeded its cash flow target by 2.3%. Mr. Bevilaqua was successful in implementing productivity objectives and creating a phased divisional growth strategy.

As a result of his division’s performance, Mr. Bevilaqua will receive a $156,660 payment under the 2009 ICP relating to the cash flow target. No payment will be made for achieving the division EH&S target as payment is contingent upon meeting the division segment EBITDA goal.

In 2009, Mr. Bevilaqua was named a participant in the 2009 LTIP. Under the 2009 LTIP, Mr. Bevilaqua has the future opportunity to receive up to a maximum of 300% of his January 1, 2009 base salary, provided that the Hexion financial targets established under the plan are achieved. Mr. Bevilaqua’s target is reflective of the fact that he is responsible for the Company’s largest division.

The Company has an agreement with Mr. Bevilaqua relating to his international assignment, which is described in the Narrative to the Summary Compensation Table. The additional allowances that he receives as part of his international assignment in The Netherlands were not impacted by the 10% base salary reduction that went into effect for the Senior Leadership Team in April 2009.

Executive Vice President and President- Coatings and Inks Division – Julia D. Harp.

In August of 2009, Ms. Harp became an Executive Vice President of the Company and was promoted to the position of President of the Coatings and Inks Division. Prior to that, she led the global Phenolics and Specialty Resins business unit of the Epoxy and Phenolic Resins Division. As a business leader, Ms. Harp’s goals were focused on the achievement of financial and EH&S targets relating to that business unit. At the time of her promotion, her goals were modified to focus on financial and EH&S targets for the Coatings and Inks Division. However, she continued to be responsible for the transition of and consultation on a major productivity initiative for the Phenolics and Specialty Resins business unit as well as continuing cost reduction programs in the Coatings and Inks Division that were initiated by her predecessor.

The Committee believes that Ms. Harp’s leadership was key to the smooth transition of job functions and the achievement by the Coatings and Inks Division of exceeding their Segment EBITDA and cash flow targets, and meeting their EH&S goal. The Committee also recognized Ms. Harp’s performance on the business unit cost savings initiatives. As a result of the achievement of targets under the annual incentive plan, Ms. Harp will receive a payment of $185,741. This payout is calculated based upon the positions she held during the year, and is explained further in the Narrative to the Summary Compensation Table. Ms. Harp also received payments in connection with her promotion, which are discussed in the Narrative to the Summary Compensation Table, including a discretionary bonus. The discretionary bonus was paid in recognition of her successful transition of a major productivity initiative for the Epoxy and Phenolics and Resins Division after moving to her new role within the Coatings and Ink Division.

In 2009, Ms. Harp was named a participant in the 2009 LTIP. Under the plan she has the opportunity to receive up to a maximum of 200% of her 2009 base salary (increased from 100% prior to her promotion), provided the Hexion financial targets established under this plan are achieved.

Executive Vice President Human Resources – Judith A. Sonnett

Ms. Sonnett’s goals for 2009 were similar to those of Mr. Morrison’s and Mr. Carter’s, described above, but in addition she had goals focused on the achievement of HR-related cost savings initiatives to help the Company meet its cash flow targets under the annual incentive plan. Ms. Sonnett’s goals focused on a global 15% reduction in staffing levels with minimal business disruption, reducing pension liabilities while harmonizing benefits within countries, as well as a global in depth review of talent and succession planning, all of which were successfully completed.

The Committee also believes that Ms. Sonnet’s leadership was instrumental to the success of various cost savings initiatives which contributed to the Company exceeding its cash flow targets.

As a result of the Company’s performance, Ms. Sonnett will receive a payment of $169,728 related to exceeding the cash flow goals under the 2009 ICP. Because the Company failed to achieve its segment EBITDA target for 2009, she will receive no payment under that portion or the EH&S portion of the plan.

In 2009, Ms. Sonnett was named a participant in the 2009 LTIP. Under this plan, Ms. Sonnett has the future opportunity to receive up to a maximum of 300% of her January 1, 2009 base salary, provided the financial targets established under the plan are achieved. The Committee determined this target for Ms. Sonnett in recognition of her critical position within the organization and in light of her relatively small equity position.

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

Jordan C. Zaken (Chairman)

Scott M. Kleinman

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

Summary Compensation Table – Fiscal 2009, 2008 and 2007

The following table presents information about the compensation of our CEO, Chief Financial Officer, and our three next most highly compensated executive officers at December 31, 2009, whom we collectively refer to as our Named Executive Officers, for the years ended December 31, 2009, 2008 and 2007.

SUMMARY COMPENSATION TABLE

Names and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (1) (d)	Stock Awards ($) (2) (e)	Options Awards ($) (2) (f)	Non-Equity Incentive Plan Compensation ($) (3) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (4) (h)	All Other Compensation ($) (5) (6) (i)	Total ($) (j)
Craig O. Morrison President and Chief Executive Officer	2009 2008 2007	810,048 847,956 759,451	— — —	— — —	— — —	— — 649,711	19,002 107,804 63,534	19,561 75,916 36,601	848,611 1,031,676 1,509,297

William H. Carter Executive Vice President and Chief Financial Officer	2009 2008 2007	604,492 646,683 622,382	— — —	— — —	— — —	365,659 — 372,372	21,150 86,824 67,087	31,075 66,431 31,664	1,022,376 799,938 1,093,505

Joseph P. Bevilaqua Executive Vice President, President, Epoxy & Phenolic Resins Division	2009 2008 2007	462,885 459,203 417,853	— 98,000 —	— — —	— — —	156,660 — 275,322	15,665 51,317 31,076	542,819 19,473 26,790	1,178,029 627,993 751,041

Julia D. Harp Executive Vice President, President, Coatings and Inks Division	2009	281,785	74,259	—	—	185,741	7,586	22,408	571,779

Judith A. Sonnett Executive Vice President, Human Resources	2009 2008	327,352 350,200	— 106,111	— —	— —	169,728 —	15,178 33,950	11,719 12,295	523,977 502,556

(1)	For Ms. Harp, the amount represents a discretionary bonus amount awarded to reflect her continued contribution to the Epoxy & Phenolics Resins Division after beginning her new role within the Coatings and Inks Division.
(2)	In accordance with recent changes in SEC rules, the amounts required to be reported in Columns (e) and (f) of the Summary Compensation Table for 2009, 2008 and 2007, must be based on the aggregate grant date fair values of any equity awards granted during those years. As required under SEC rules then in effect, the corresponding amounts previously reported in the Summary Compensation Table for 2008 and 2007 had reflected the aggregate dollar amount recognized for equity awards granted to the executive for financial statement reporting purposes for the applicable year (regardless of the year in which the award was granted). Since we did not grant any new equity awards to our Named Executive Officers in the periods presented, the amounts reported in Columns (e) and (f) of the Summary Compensation Table are zero for each of these years in accordance with the new SEC rules.
(3)	The amounts shown in column (g) reflect the amounts awarded under our Annual Incentive Plans. The material terms of the 2009 plan are described in the “Compensation Discussion & Analysis” above.
(4)	The amounts shown in column (h) reflect the actuarial increase in the present value of each Named Executive Officers’ benefits under our Employees’ Retirement Income Plan and our Executive Supplemental Pension Plan (a non-qualified deferred compensation plan).
(5)	The amounts shown in column (i) include company matching contributions to our Retirement Savings Plan prior the Company suspending its matching contributions effective April 1, 2009. The amount shown also includes Company contributions to the Executive Supplemental Pension Plan earned in fiscal 2008 but credited to the Named Executive Officer’s account in 2009. The aggregate amount of the company matching contributions to these defined contribution plans for each Named Executive Officer for 2009 was as follows: Morrison—$17,274, Carter—$27,956, Bevilaqua—$30,525 and Sonnett—$10,883.

In addition, for Mr. Bevilaqua, the amount shown includes allowances for international assignment of $511,051, which includes housing expenses and allowances of $75,010, goods and services allowances of $61,646 and payment of Dutch income taxes on Mr. Bevilaqua’s U.S. salary of $250,502. Also included in Mr. Bevilaqua’s international assignment compensation are tax gross-ups of $67,785.

For Ms. Harp the amount also includes $5,867, which represents allowances for use of a vehicle in her previous role and a $10,000 lump sum payment, representing the buyout of the vehicle upon acceptance of her new role within the Coatings and Inks Division.

(6)	A portion of Mr. Bevilaqua’s allowances were paid in euros. A portion of the amount in column (i) was converted to U.S. dollars using the Company’s average 2009 internal exchange rate of 1 euro = U.S. $1.39.

Narrative to the Summary Compensation Table

The Company has an employment agreement with Mr. Morrison which includes an agreement not to compete with the Company for 18 months following termination, a one-year non-solicitation agreement and a confidentiality agreement. In the event that Mr. Morrison’s employment is terminated by the Board of Directors without cause, Mr. Morrison is entitled, under this agreement, to base salary continuation during the term of his non-compete agreement.

The Company has an employment agreement with Mr. Carter which includes an agreement not to compete with the Company for two years following termination, a one-year non-solicitation agreement and a confidentiality agreement., In the event that Mr. Carter’s employment is terminated without cause, Mr. Carter is entitled, under this agreement, to base salary continuation during the term of his non-compete agreement.

The Company has an agreement with Mr. Bevilaqua relating to his international assignment, which began in November 2008. The additional compensation that he receives as part of his international assignment in The Netherlands was not impacted by the 10% base salary reduction that went into effect for the Senior Leadership Team in April 2009 as they are related to his additional living expenses in the Netherlands. This additional compensation is directly related to additional expenses Mr. Bevilaqua incurs as a result of his international assignment including tax preparation assistance, up to $25,000 per year for family travel while he remains on assignment, relocation and repatriation expenses, a housing allowance of up to $5,000 per month, a monthly goods and services allowance of $4,800 to compensate for the difference in the cost of living internationally and payment of Dutch taxes on his U.S. paid salary. He is also provided with a vehicle under the Company’s European Automobile Policy. Upon the completion of his international assignment, the Company will seek to offer a suitable alternative position to Mr. Bevilaqua in the U.S., and will pay to relocate him back to the U.S. even if no such position is available. Upon repatriation, the Company will provide 60 days of temporary housing and $2,500 for expenses. This agreement can be terminated upon three months notice by either party. In the event that the agreement is terminated by the Company prior to the end of its term, the Company will pay repatriation expenses and other unavoidable expenses incurred as a result of the termination, for up to three months following repatriation. The Company’s 2004 employment agreement with Mr. Bevilaqua includes an agreement not to compete with the Company for 18 months following termination, a one-year non-solicitation agreement and a confidentiality agreement. In the event that Mr. Bevilaqua’s employment is terminated without cause by the Company, he is entitled, under this agreement, to base salary continuation during the term of his non-compete agreement.

In connection with her promotion, the Company entered into an agreement with Ms. Harp for her services. Ms. Harp’s base salary was increased by 10% and her incentive target was increased from 40% to 70% of her base salary, which is consistent with the other Division Presidents’ targets. The agreement also provides for an additional discretionary incentive award based upon her 2009 performance. This award is shown in the above table. Further, Ms. Harp’s award under the 2009 LTIP was increased from 100% of her base salary to 200%. Under her agreement, Ms. Harp received a one-time payment of $10,000, representing the buyout of a company car which was included in her previous position. The agreement also provides for relocation assistance for her move from Louisville, KY to Columbus, OH, including temporary living expenses between August 2009 and September 2010, and relocation under the Company’s Homeowner Buyout program or a $100,000 cash payout to be used toward renting or buying a home in Columbus in lieu of the Homeowner Buyout program. In the event that Ms. Harp’s employment is terminated without cause, she is entitled, under this agreement, to 12 months of base salary continuation, which is in line with the Company’s severance policy for senior executives. She is also bound by a twelve-month non-competition agreement.

Additional information on amounts reported in the Summary Compensation Table is covered in detail for each Named Executive Officer within the Compensation Discussion & Analysis above.

Grants of Plan Based Awards – Fiscal 2009

The following table presents information about grants of awards during the year ended December 31, 2009 under our 2009 Annual Incentive Compensation Plan (“2009 ICP”) and 2009 Cash-Based Long-Term Incentive Plan (“2009 LTIP”).

Name (a)	Grant Date (b)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#) (i)	All Other Option Awards: Number of Securities Underlying Options (#) (j)	Exercise or Base Price of Options Awards ($/Sh) (k)	Grant Date Fair Value of Stock Option Awards ($)
		Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)
Craig O. Morrison
2009 ICP	—	175,000	875,000	1,750,000	—	—	—	—	—	—	—
2009 LTIP	—	—	2,625,000	—	—	—	—	—	—	—	—
William H. Carter
2009 ICP	—	130,592	535,429	1,070,858	—	—	—	—	—	—	—
2009 LTIP	—	—	1,958,886	—	—	—	—	—	—	—	—
Joseph P. Bevilaqua
2009 ICP	—	25,000	365,000	730,000	—	—	—	—	—	—	—
2009 LTIP	—	—	1,500,000	—	—	—	—	—	—	—	—
Julia D. Harp
2009 ICP (1)	—	15,000	240,000	480,000	—	—	—	—	—	—	—
2009 LTIP	—	—	600,000	—	—	—	—	—	—	—	—
Judith A. Sonnett
2009 ICP	—	70,720	268,736	537,472	—	—	—	—	—	—	—
2009 LTIP	—	—	1,060,800	—	—	—	—	—	—	—	—

(1)	For Ms. Harp, the threshold, target and maximum amounts granted under the 2009 ICP assume the current target percentage in her current role as President, Coatings and Inks Division was in effect for all of 2009.

Narrative to Grants of Plan Based Awards Table

2009 Annual Incentive Compensation Plan

Our 2009 Annual Incentive Compensation Plan uses three performance metrics: Segment EBITDA, an Environmental Health and Safety (EH&S) OIIR statistic and Cash Flow targets. Segment EBITDA is defined as earnings before interest, income taxes, depreciation and amortization (EBITDA) that is adjusted to exclude certain non-cash or non-recurring expenses (see Item 7 of Part II of this Annual Report on Form 10-K for a reconciliation of Segment EBITDA to Net Income (loss)). Cash flow encompasses EBITDA, net trading capital improvement and/or usage, capital spending and interest paid along with other smaller operating cash flow items such as income taxes paid and pension contributions. Minimum, target and maximum goals were established for each division and for global Hexion for both EBITDA and cash flow targets. The minimum threshold for an incentive payout under the segment EBITDA measure was established at 94.7% of the target and the maximum payout was established at 110.5% of the target. The EBITDA and cash flow measurements act independently such that a payout of one element is possible even if the minimum target threshold for the other is not achieved.

Consistent with past plan designs, 10% of the 2009 ICP was based on achievement of an Environmental Health and Safety (“EH&S”) goal. Our EH&S target is measured based upon achievement of a target occupational illness and injury rate (“OIIR”). The Hexion EH&S target for 2009 was an OIIR of .97. This goal represents a 10% improvement over prior year actual. Any payout on achievement of an EH&S target is contingent upon the achievement of the Segment EBITDA target.

Each NEO’s incentive target award is based on a percentage of his or her base salary. All executives have 50% of their annual incentive compensation tied to annual Hexion or Division Segment EBITDA, 10% tied to EH&S goals and 40% tied to cash flow targets.

Additional information on the 2009 ICP targets, performance components and weightings for each of our Named Executive Officers can be found in the Compensation Discussion and Analysis section of this Report.

2009 Cash-Based Long Term Incentive Plan

Our 2009 LTIP contains two financial performance measures, the attainment of which will generate additional earnings growth and positive free cash flow. The first hurdle which must be met is a cost reduction target with a measurement period of July 2009 through December 2010. The second measure is an annual EBITDA achievement target with a measurement period which begins after December 2009 and runs until the calendar year in which the target is achieved. While the cost reduction target has been achieved, payout of the award amount is determined by time and achieving the plan’s established EBITDA target. The earliest payout date under the 2009 LTIP is first quarter 2011. In the event the EBITDA target is achieved at December 31, 2010, one-half of the participants’ payouts will be paid in first quarter 2011 with the remainder paid in first quarter 2012. In the event the EBITDA target is achieved at December 31, 2011 or in subsequent years, the full incentive amount will be paid in the first quarter following the year of achievement.

The Committee may, in its sole discretion, adjust performance measures, performance goals, relative weights of the measures and other provisions of the plan to the extent (if any) it determines that the adjustment is necessary or advisable to preserve the intended incentives and benefits to reflect (1) any material change in corporate capitalization, any material corporate transaction (such as a reorganization, combination, separation, merger, acquisition, or any combination of the foregoing), or any complete or partial liquidation of the Company, (2) any change in accounting policies or practices, or (3) the effects of any special charges to the Company’s earnings, or (4) any other similar special circumstances. The participants have a target award expressed as a multiplier of the participant’s annual base salary at the rate in effect at the time the participant commences participation in the plan.

Outstanding Equity Awards at Fiscal 2009 Year-End

The following table presents information about outstanding and unexercised options and outstanding and unvested stock awards held by our Named Executive Officers at December 31, 2009. The securities underlying the awards are common units of our parent, Hexion LLC and were granted under the 2004 Stock Plan and the 2007 Long-Term Plan. See the Narrative below for a discussion of these plans and the vesting conditions applicable to the awards.

	Options Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c) (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Craig O. Morrison
2004 Stock Plan Tranche A	301,514	—	—	6.22	8/12/2014	—	—	—	—
2004 Stock Plan Tranche B	—	301,514	—	6.22	8/12/2014	—	—	—	—
William H. Carter
2004 Stock Plan Tranche A	241,211	—	—	6.22	8/12/2014	—	—	—	—
2004 Stock Plan Tranche B	—	241,211	—	6.22	8/12/2014	—	—	—	—
Joseph P. Bevilaqua
2004 Stock Plan Tranche A	100,505	—	—	6.22	8/12/2014	—	—	—	—
2004 Stock Plan Tranche B	—	100,505	—	6.22	8/12/2014	—	—	—	—
Julia D. Harp
2004 Stock Plan Tranche A	26,817	—	—	6.22	8/12/2014	—	—	—	—
2004 Stock Plan Tranche B	—	26,817	—	6.22	8/12/2014	—	—	—	—
Judith A. Sonnett
2007 Long-Term Plan Options (with performance conditions)	—	—	18,000	10.81	4/30/2015	—	—	—	—
2007 Long-Term Plan 3 Year Vest RSUs	—	—	—	—	—	3,000	4,470	—	—
2007 Long-Term Plan 4 Year Vest RSUs	—	—	—	—	—	3,000	4,470	—	—

(1)	Since equity interests in our parent, Hexion LLC, are not publicly traded, there is no closing market price at the completion of the fiscal year. The market values shown in column (h) are based on the most recent value of a unit of Hexion LLC as determined by Hexion LLC’s board of managers for management equity transaction purposes. In light of differences between the companies, including differences in capitalization, a value of a unit in Hexion LLC does not necessarily equal the value of a share of the Company’s common stock.

Narrative to Outstanding Equity Awards Table

The outstanding options held by Messrs. Morrison, Carter, Bevilaqua and Ms. Harp were granted under the Hexion LLC 2004 Stock Incentive Plan (the “2004 Stock Plan”) and cover equity securities of our parent, Hexion LLC. The “Tranche A” options reported in the table above vested over five years and are fully vested at December 31, 2009. The “Tranche B” options reported in the table are designed to vest on the eighth anniversary of the grant date (August 2004) but are subject to accelerated vesting in connection with a change in control of the Company, if specified internal rates of return for the Company’s investors and target EBITDA levels are met. Since the specified rates of return have already been achieved, if a sale occurs, the options would vest six months after the date of a sale of the Company (or upon a termination of the optionee’s employment by the Company without cause or by the optionee for good reason during this six-month period). Definitions of specific terms used above in relation to vesting of options are found in the 2004 Stock Plan or the agreement that evidences the individual award.

In addition to the options shown above, Messrs. Morrison, Carter, Bevilaqua and Ms. Harp have deferred compensation which is held in the form of deferred stock units in Hexion LLC (Morrison- 241,221 units; Carter- 192,969 units; Bevilaqua- 80,404 units; Harp- 21,453 units). These deferred stock units will be distributed upon termination of employment or retirement and are not shown in the table above.

The outstanding options and restricted stock unit awards held by Ms. Sonnett at year-end were granted under the 2007 Long-Term Plan and cover equity securities of our parent, Hexion LLC. The option awards vest only if our principal shareholder realizes certain internal rates of return on its investment in a sale or other transfer to independent third parties of a majority interest in Hexion LLC. The restricted stock unit awards vest 100% on the third or fourth anniversary of the grant date, which was April 2007, or, upon a change in control event (as defined in the 2007 Long-Term Plan). Vested units will be distributed to the participants upon termination of employment with the Company.

The Compensation Committee administers all long-term equity plans. As is customary in incentive plans of this nature, the terms of outstanding awards under the plans are subject to adjustment upon the occurrence of certain corporate events affecting the securities underlying the award.

In 2005 and 2006, Hexion LLC declared extraordinary dividends to its unit holders in the 2004 Stock Plan. To preserve the value of the then-outstanding Hexion LLC options, dividend equivalent payments were designated for the holders of the Hexion LLC options based on the dividends paid by Hexion LLC. Payment of these dividend equivalents was deferred until two years after the dividend payment date (or, if later, until the date the underlying option vests). Mr. Morrison was entitled to a dividend equivalent payment of $771,643 in October 2009 for options that vested in August 2009. Due to the economic conditions facing the Company at that time, Mr. Morrison declined receipt of this payment. He did receive a distribution from Hexion LLC of membership interests in Borden Holdings LLC in the amount of $8,055. Mr. Carter was entitled to a dividend payment of $617,315 in October of 2009 for options that vested in August 2009. Mr. Carter also declined receipt of the payment. He did receive a distribution from Hexion LLC of membership interests in Borden Holdings LLC in the amount of $6,444. Mr. Bevilaqua and Ms. Harp received dividend equivalent payments in October 2009 for options that vested in August 2009 in the amounts of $257,214 and $68,630, respectively, and received distributions of membership interests in Borden Holdings LLC valued at $2,685 and $716, respectively.

Option Exercises and Stock Vested – Fiscal 2009

This table is omitted because none of our Named Executive Officers exercised options during 2009, and no stock awards held by any Named Executive Officer vested during 2009.

Pension Benefits – 2009

The following table presents information regarding the present value of accumulated benefits that may become payable to each of the Named Executive Officers under our qualified and nonqualified defined-benefit pension plans as of December 31, 2009.

Name (a)	Plan Name (b)	Number of Years Credited Service (#) (c)	Present Value of Accumulated Benefit ($) (d)	Payments During Last Fiscal Year ($) (e)
Craig O. Morrison	ERIP	7.75	116,232	—
	Supplemental ERIP	7.75	392,198	—

William H. Carter	ERIP	14.75	205,322	—
	Supplemental ERIP	14.75	531,152	—

Joseph P. Bevilaqua	ERIP	7.75	105,051	—
	Supplemental ERIP	7.75	115,447	—

Julia D. Harp	ERIP	6	70,202	—
	Supplemental ERIP	6	33,101	—

Judith A. Sonnett	ERIP	11.17	139,413	—
	Supplemental ERIP	11.17	70,891	—

Narrative to Pension Benefits Table

U.S. Employees’ Retirement Income Plan (“ERIP”) and Supplemental ERIP Plan

Effective June 30, 2009, the benefits associated with these plans were frozen. Although participants will continue to receive interest credits under the plan, no additional compensation will be credited. The ERIP covered U.S. employees who work in locations and/or business units associated with the former Borden Chemical to provide benefit credits equal to 3% of earnings to the extent that this credit does not exceed the Social Security wage base for the year plus 6% of eligible earnings in excess of the social security wage base.

The Supplemental ERIP provides non-qualified pension benefits in excess of the qualified ERIP plan. The benefit calculation is the same as the qualified ERIP but the formula is only applied to compensation above the federal limits for qualified plans. The benefits are unfunded and paid from our general assets upon the associates’ termination from the Company.

Under both the ERIP and Supplemental ERIP, earnings include annual incentive awards that are paid currently, but exclude any long-term incentive awards. Benefits for service through December 31, 1986 are based on the plan formula then in effect and have been converted to opening balances in the plan. Both opening balances and benefit credits receive interest credits at one-year Treasury bill rates until the participant begins to receive benefit payments. The interest rate that was determined under the plan for fiscal 2009 was 1.07%. Benefits vest after the completion of five years of employment for all employees hired on or after July 1, 1990.

Effective July 1, 2009 as a replacement for the benefits under the frozen ERIP, participants in the Savings Plan are eligible for an annual retirement contribution based on years of service. Participants in the Savings Plan begin vesting in the Company matching contributions and the annual retirement contribution (between 2% and 7%) after two years of service and are fully vested after five years of service.

For a discussion of the assumptions applied in calculating the benefits reported in the table above, please see Note 13 to our Consolidated Financial Statements included in Part II of Item 8 in this Annual Report on Form 10-K.

U.S. Retirement Savings Plan (“Savings Plan”)

The Savings Plan, which is a defined contribution plan, covers U.S. employees. This plan allows eligible employees, including our five Named Executive Officers, to make pre-tax contributions from 1% to 15% of eligible earnings for highly compensated employees and 25% for all other employees up to the federal limits for qualified plans. Those employees are also eligible to receive matching contributions from the Company at 100% on contributions of up to 5% of eligible earnings. Additional company contributions may be made if we achieve specified annual financial measures established at the beginning of the plan year. The Company matching contributions were suspended for all participants effective April 1, 2009 through the end of 2009. Company matching contributions are reflected in Column (i) in the Summary Compensation table. The Committee voted in January 2010 to resume the Company matching contributions to the Savings Plan beginning May 1, 2010.

Nonqualified Deferred Compensation – 2009

The following table presents information on contributions to, earnings accrued under and distributions from our non tax-qualified defined contribution and other nonqualified deferred compensation plans. We have two non tax-qualified deferred compensation plans: the ESPP (discussed in the Narrative to the Pension Benefits table) and the 2004 Deferred Compensation Plan, described below. Effective January 1, 2009, the benefits provided by the registrant and all participant contributions under the ESPP were frozen.

Name (a)	Executive Contributions in Last FY ($) (1) (b)	Registrant Contributions in Last FY ($)(1) (c)	Aggregate Earnings in Last FY ($) (d)	Aggregate Withdrawals/ Distributions ($) (e)	Aggregate Balance at Last FYE ($) (f)
Craig O. Morrison
ESPP	2,949	5,024	24,787	—	833,041
2004 DC Plan	—	—	—	—	359,405

William H. Carter
ESPP	—	16,944	48,771	—	1,595,757
2004 DC Plan	—	—	—	—	287,524

Joseph P. Bevilaqua
ESPP	7,538	18,275	10,754		326,748
2004 DC Plan	—	—	—	—	119,802

Julia D. Harp
ESPP	—	—	—	—	—
2004 DC Plan	—	—	—	—	31,965

Judith A. Sonnett
ESPP	—	1,169	2,320	—	74,626
2004 DC Plan	—	—	—	—	—

(1)	The amounts in column (b) are included in the amounts reported as salary in the Summary Compensation Table for each of our NEOs who participate in the ESPP. The amounts in column (b) and (c) are only the “make-up benefit” for the benefits limited under the IRC for our Savings Plan. Although the benefits under the ESPP were frozen as of January 1, 2009, amounts depicted in column (c) represent the actual cash contributions from 2008 credited to the NEO’s account in 2009.

U.S. Executives’ Supplemental Pension Plan (“ESPP”)

Effective January 1, 2009, the benefits associated with this plan were frozen. This plan provided supplemental retirement benefits and voluntary employee deferral opportunities at the point that the terms of the Savings Plan are restricted by federal qualified plan compensation limits. Our NEOs had the opportunity to participate in the plan; however, Ms. Harp declined. The ESPP benefits are unfunded and paid from our general assets upon the associate's termination from the Company. Earnings are credited to the participant’s account s at one-year Treasury bill rates until the participant begins to receive benefit payments. The interest rate that was determined under the plan for fiscal 2009 was 1.07%

2004 Deferred Compensation Plan (“2004 DC Plan”)

In 2004, in connection with the acquisition of the Company by Apollo, Messrs. Morrison, Carter, Bevilaqua and Ms. Harp deferred the receipt of compensation and were credited with a number of deferred stock units in Hexion LLC (Morrison- 241,221 units; Carter- 192,969 units; Bevilaqua- 80,404 units; Harp- 21,453 units). These deferred stock units are held pursuant to the 2004 DC Plan and will be distributed upon their termination of employment or retirement.

Potential Payments Upon Termination of Employment

No Accelerating Event

Name	Cash Severance ($)	Continued Health Benefits ($)	Outplacement Services Allowance ($)
Craig O. Morrison	1,312,500	24,065	25,000
William H. Carter	1,305,924	17,979	15,000
Joseph P. Bevilaqua	750,000	12,498	15,000
Julia D. Harp	300,000	11,019	15,000
Judith A. Sonnett	353,600	—	15,000

Upon a termination of employment for any reason, we would distribute to Messrs. Morrison, Carter, Bevilaqua and Harp the Hexion LLC common units credited to them under the 2004 DC Plan (Morrison- 241,221; Carter- 192,969; Bevilaqua- 80,404; Harp- 21,453) as well as payment of benefits under the ESPP, as described in the Nonqualified Deferred Compensation table above. We have given these executives a right to require the Company to purchase their common units, and any units acquired upon the exercise of vested options, at fair value following their separation from the Company if the Company has not consummated an initial public offering. Following their termination of employment for any reason, Messrs. Morrison, Carter, Bevilaqua, Harp and Sonnett would also receive payment of their pension benefits under the ERIP and Supplemental ERIP plans.

As noted above in the Narrative to the Outstanding Equity Awards Table, our Named Executive Officers may also be entitled to accelerated vesting of their outstanding equity awards under the 2004 Stock Plan and 2007 Long-Term Plan in connection with a sale of the Company or Hexion LLC. Please see the Narrative to the Outstanding Equity Awards Tables above for additional information on the outstanding awards held by our Named Executive Officers at December 31, 2009 and the terms of these awards. There was no value in any of the stock options held by our Named Executive Officers at December 31, 2009 as the option exercise prices all exceeded the year-end unit value. Ms. Sonnett holds 6,000 restricted stock units under the 2007 Long-Term Plan which are not yet vested. The aggregate value of these units was $8,940 at year-end.

The cash severance shown in the table above is based upon the executive’s employment agreement, where applicable and as described in the Narrative to the Summary Compensation Table, or reflects the terms of Hexion’s severance guidelines. The severance amount shown for Ms. Sonnett is the low end of the range of severance for which she would be eligible under corporate severance guidelines, in light of her position and her length of service to the Company.

Please see the Compensation Discussion and Analysis section above for a discussion of how the foregoing payments and benefits were determined.

Director Compensation – Fiscal 2009

We have omitted the Director Compensation table for the year ended December 31, 2009 for the reasons explained below.

Due to the severe economic downturn, the Board of Directors elected to suspend their director fees. As a result, no fees were paid to our non-employee directors for their services during fiscal year 2009. Until the fourth quarter of 2008, we paid our non-employee directors an annual cash retainer of $40,000, paid quarterly after each fiscal quarter of service, and a fee of $1,000 for each board and committee meeting attended in person. Fifty percent of the meeting fee is paid for board and committee meetings attended by teleconference. Directors who are also employees of the Company receive no additional compensation for their service as Directors. Directors are eligible to receive equity-based awards from time to time on a discretionary basis. Beginning with the fourth quarter 2008, in reaction to our third quarter financial results, and in anticipation of the economic downturn, we suspended payment of director fees. This suspension of fees continued through fiscal 2009. In January, 2010, the Committee approved the reinstatement of fees to Directors.

At December 31, 2009, Messrs. Harris, Kleinman, Schlanger, Seminara and Zaken held options covering 86,748; 86,748; 278,368; 28,141 and 28,141 common units, respectively, in Hexion LLC. All of the options held by Mr. Schlanger and Mr. Zaken are fully vested. Of the options held by Messrs. Harris and Kleinman, 58,607 are fully vested. The remainder of Messrs. Harris and Kleinman’s options and all of Mr. Seminara’s options vest upon an initial public offering or sale of the company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. Zaken and Kleinman, whose names appear on the Compensation Committee Report above, are partners of Apollo Management, L.P., our controlling shareholder. Mr. Kleinman was appointed to the Compensation Committee in March 2009. Neither of these directors is or has been an executive officer of the Company. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of our Compensation Committee during the fiscal year ended December 31, 2009.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of Hexion common stock, as of March 1, 2010, and shows the number of shares and percentage owned by:

•	each person known to beneficially own more than 5% of the common stock of Hexion;

•	each of Hexion’s 2009 Named Executive Officers;

•	each member of the Board of Directors of Hexion; and

•	all of the executive officers and members of the Board of Directors of Hexion as a group.

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

	Beneficial Ownership of Equity Securities
Name of Beneficial Owner	Shares	Percent
Apollo Management, L.P.(1)	75,154,789	89.9%
Joshua J. Harris (1) (2)	58,607	*
Scott M. Kleinman (1) (2)	58,607	*
Robert V. Seminara (1) (2)	—	*
Jordan C. Zaken (1) (2)	28,141	*
Marvin O. Schlanger (3)	803,586	*
Jan Secher	—	*
Craig O. Morrison (4)	301,514	*
William H. Carter (5)	241,211	*
Joseph P. Bevilaqua (6)	100,584	*
Julia D. Harp(7)	26,816	*
Dale N. Plante	—	*
Judy Sonnett	—	*
All Directors and Executive Officers as a group (16 persons) (8)	1,692,735	2.0%

*	less than 1%
(1)	Represents the ownership interest in the Company indirectly attributable to Apollo through Apollo’s ownership of Hexion LLC. The address of AIF Hexion Holdings, LP and Apollo is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019.
(2)

Although each of Messrs. Harris, Kleinman, Seminara and Zaken may be deemed a beneficial owner of Hexion units beneficially owned by Apollo due to his status as a partner or senior partner of Apollo, each such person disclaims beneficial ownership of any such units. For Messrs. Harris and Kleinman, this includes 58,607 units issuable upon the exercise of options granted to each of Messrs. Harris and Kleinman that were vested as of the date hereof. For Mr. Zaken, this includes 28,141 units issuable upon the exercise of options granted that were vested as of the date hereof. The address of Messrs. Harris, Kleinman, Seminara and Zaken is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019.

(3)	Includes 278,368 units subject to option currently exercisable.
(4)	Represents 301,514 units subject to option currently exercisable. Does not include 241,211 deferred units credited to Mr. Morrison’s account.
(5)	Represents 241,211 units subject to option currently exercisable. Does not include 192,969 deferred units credited to Mr. Carter’s account.
(6)	Represents 100,584 units subject to option currently exercisable. Does not include 80,404 deferred units credited to Mr. Bevilaqua’s account.
(7)	Represents 26,816 units subject to option currently exercisable. Does not include 21,453 deferred units credited to Ms. Harp’s account.
(8)	Includes 1,167,517 units of common stock issuable upon the exercise of options granted to our directors and executive officers that were vested as of the date hereof. Does not include 595,033 deferred common stock units.

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

Related Transactions

Management Consulting Agreement

We have an amended and restated management consulting agreement (the “Agreement”) with Apollo which allows Apollo and its affiliates to provide certain advisory services to us for a seven year period, with an automatic extension of the term for a one year period beginning on the fourth anniversary of the commencement of the Agreement, which was May 31, 2005, and at the end of each year thereafter, unless notice to the contrary is given by either party. The Agreement provides for an annual fee equal to the greater of $3 million or 2% of Adjusted EBITDA, as defined in the indentures governing our notes. In addition, we are also required to pay Apollo a transaction fee if we engage in any merger, acquisition or similar transaction unless we are unable to mutually agree upon the terms of Apollo’s engagement, in which case, we will be able to retain another special advisor. Due to the current economic downturn, Apollo suspended its 2009 annual fees, and as such, we did not pay any amounts to Apollo in 2009 under the Agreement. Under the Agreement, we have also agreed to indemnify Apollo and its affiliates and their directors, officers and representatives for potential losses relating to the services contemplated under this Agreement. If this Agreement is terminated in connection with a sale of the company or an initial public offering, we will be required under the terms of the Agreement to pay Apollo a lump-sum amount equal to the net present value of the remaining annual management fees owing and payable by us until the expiration of the Agreement, determined using an applicable discount rate.

Transactions related to the Terminated Merger Agreement and Settlement with Huntsman

In connection with the terminated Huntsman merger and related litigation settlement agreement and release among the Company, Huntsman and other parties entered into on December 14, 2008, the Company paid Huntsman $225. The settlement payment was funded to the Company by an advance from Apollo, while reserving all rights with respect to reallocation of the payments to other affiliates of Apollo. Under the provisions of the settlement agreement and release, the Company is contractually obligated to reimburse Apollo for any insurance recoveries on the $225 settlement payment, net of expense incurred in obtaining such recoveries. Apollo has agreed that the payment of any such insurance recoveries will satisfy the Company’s obligation to repay amounts received under the $225 advance. The Company has recorded the $225 settlement payment advance as a long-term liability at December 31, 2009. As of December 31, 2009, the Company has not recovered any insurance proceeds related to the $225 settlement payment.

Other Financing Arrangements

Pursuant to the settlement agreement and release, certain affiliates of Apollo have entered into a commitment letter with the Company and Hexion LLC pursuant to which they committed to purchase $200 million in preferred units and warrants of Hexion LLC by December 31, 2011. Prior to the purchase of all the preferred shares and warrants, certain affiliates of Apollo have committed to provide liquidity facilities to Hexion LLC or us on an interim basis. The aggregate liquidity facilities outstanding, together with the purchase price for any purchased preferred shares and warrants, will at no time exceed $200 million. In connection therewith, on March 3, 2009, certain affiliates of Apollo extended a $100 term loan to us and an affiliate of ours (the “Term Loan”). The Term Loan was fully funded on March 6, 2009 and will mature on December 31, 2011 with interest at adjusted LIBOR plus 2.25% per annum. Interest expense incurred during the year ended December 31, 2009 on this loan arrangement was $3.

In December 2009, we entered into accounts receivable purchase and sale agreements to sell $104 of our trade accounts receivable to affiliates of Apollo on terms which management believes were more favorable to the Company than could have been obtained from another party. The agreements provide for the sale of receivables at a discount relative to their carrying value in exchange for all interests in such receivables. We also retain the obligation to service the collection of the receivables on the affiliates’ behalf. Fees for the servicing were less than $1 for the year ended December 31, 2009.

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

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

PricewaterhouseCoopers LLP (“PwC”) is the Company’s principal accounting firm. The following table sets forth the fees billed by PwC to the Company in 2009 and 2008 (in millions):

	PwC
	2009	2008
Audit fees (a)	$6	$6
Audit-related fees (b)	—	6
Tax fees (c)	1	2
All other fees	—	—

Total fees	$7	$14

(a)	Audit Fees. This category includes fees and expenses billed by PwC for the audits of the Company’s financial statements and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q. This category includes audit fees and expenses for engagements performed at U.S. and international locations, including stand-alone audits of Hexion Specialty Chemicals Canada, Inc., for the fiscal years ended December 31, 2009 and 2008.
(b)	Audit-Related Fees. This category includes fees and expenses billed by PwC for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. This category includes fees for due diligence related to the terminated Huntsman merger and other audit-related accounting and SEC reporting services.
(c)	Tax Fees. This category includes fees and expenses billed by PwC for domestic and international tax compliance and planning services and tax advice, including planning services related to the terminated Huntsman merger.

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

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Consolidated Financial Statements – The financial statements and related notes of Hexion Specialty Chemicals, Inc., and the reports of independent registered public accounting firms are included at Item 8 of this report.

(2)	Financial Statement Schedules – Schedule II – Valuation and Qualifying Accounts and Reserves. Also included are the financial statements and related notes of Hexion Specialty Chemicals Canada, Inc., as its securities collateralize an issue being registered, as defined by Rule 3-16 of Regulation S-X under the Securities Act of 1933, and the reports of independent registered public accounting firms. All other schedules are omitted because they are not applicable or not required, or because that required information is shown in either the Consolidated Financial Statements or in the notes thereto.

(3)	Exhibits Required by SEC Regulation S-K – The following Exhibits are filed herewith or incorporated herein by reference:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
2.1†	Transaction Agreement dated as of April 22, 2005 among RPP Holdings, Resolution Specialty Materials Holdings LLC, BHI Acquisition Corp., BHI Merger Sub One, BHI Merger Sub Two Inc. and Borden Chemical Inc.	S-1	333-124287	2.1	7/15/05

2.2†*	SOC Resins Master Sale Agreement dated July 10, 2000 among Shell Oil Company, Resin Acquisition, LLC and Shell Epoxy Resins Inc.	S-4	333-57170	2.1	3/16/01

2.3†*	SPNV Resins Sale Agreement dated as of September 11, 2000 between Shell Petroleum N.V. and Shell Epoxy Resins Inc.	S-4	333-57170	2.2	3/16/01

2.4*	Assignment and Assumption Agreement dated November 13, 2000 between Shell Epoxy Resins Inc. and Shell Epoxy Resins LLC	S-4	333-57170	2.3	3/16/01

2.5*	Assignment and Assumption Agreement dated November 14, 2000 between Resin Acquisition, LLC and RPP Holdings LLC	S-4	333-57170	2.4	3/16/01

2.6	Agreement and Plan of Merger dated July 12, 2007 among Hexion Specialty Chemicals, Inc., Nimbus Merger Sub Inc. and Huntsman Corporation	8-K	001-00071	2.1	7/17/07

3.1	Restated Certificate of Incorporation of Hexion Specialty Chemicals, Inc. dated as of July 18, 2006	S-4	333-135482	3.5	8/1/06

3.2	Amended and Restated Bylaws of Hexion Specialty Chemicals, Inc. dated July 18, 2006	S-4	333-135482	3.6	8/1/06

4.1	Form of Indenture between the registrant and The First National Bank of Chicago, as Trustee, dated as of January 15, 1983, as supplemented by the First Supplemental Indenture dated as of March 31, 1986, and the Second Supplemental Indenture, dated as of June 26, 1996, relating to the $200,000,000 8 3/8% Sinking Fund Debentures due 2016	S-3	33-4381	(4)(a) and (b)
		10-Q	001-00071	(4)(iv)	8/14/96

4.2	Form of Indenture between the registrant and The Bank of New York, as Trustee, dated as of December 15, 1987, as supplemented by the First Supplemental Indenture dated as of December 15, 1987, the Second Supplemental Indenture dated as of February 1, 1993 and the Third Supplemental Indenture dated as of June 26, 1996, relating to the following Debentures and Notes:	S-3	33-45770	4(a) thru 4(d)
		10-Q	001-00071	(4)(iii)	8/14/96

	(a) The $200,000,000 9 1/5% Debentures due 2021.

	(b) The $250,000,000 7 7/8% Debentures due 2023.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
4.3	Indenture dated as of November 3, 2006 among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, the Company, the guarantors named therein and Wilmington Trust Company, as trustee, related to the $200,000,000 second-priority senior secured floating rate notes due 2014 and the $625,000,000 9 3/4% second-priority senior secured notes due 2014.	10-Q	001-00071	4.3	11/14/06

4.4	First Supplemental Indenture, dated as of October 23, 2008, by and among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, Hexion Specialty Chemicals, Inc., the guarantors party thereto and Wilmington Trust Company, supplementing that certain Indenture dated as of November 3, 2006, pursuant to which the Second-Priority Senior Secured Floating Rate Notes Due 2014 and the 9 3/4% Second Priority Senior Secured Notes due 2014 were issued	8-K	001-0071	4.1	10/24/08

4.5	Indenture, dated as of January 29, 2010, by and among Hexion Finance Escrow LLC, Hexion Escrow Corporation and Wilmington Trust FSB, as trustee.	8-K	001-00071	4.1	2/4/10

4.6	Supplemental Indenture, dated as of January 29, 2010, by and among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, the guarantors party thereto and Wilmington Trust FSB, as trustee.	8-K	001-00071	4.2	2/4/10

10.1	BHI Acquisition Corp. 2004 Deferred Compensation Plan	10-Q	001-00071	10(iv)	11/15/04

10.2	BHI Acquisition Corp. 2004 Stock Incentive Plan	10-Q	001-00071	10(v)	11/15/04

10.3*	Resolution Performance Products Inc. 2000 Stock Option Plan	S-4	333-57170	10.26	3/16/01

10.4*	Resolution Performance Products Inc. 2000 Non - Employee Directors Stock Option Plan	S-4	333-57170	10.27	3/16/01

10.5	Amended and Restated Resolution Performance Products, Inc. Restricted Unit Plan	S-1	333-124287	10.34	9/19/05

10.6	Form of Non-Qualified Stock Option Agreement between BHI Acquisition Corp. and certain optionees	S-4	333-122826	10.12	2/14/05

10.7	Resolution Specialty Materials Inc. 2004 Stock Option Plan	S-1	333-124287	10.52	7/15/05

10.8	Form of Nonqualified Stock Option Agreement for Resolution Specialty Materials Inc. 2004 Stock Option Plan	S-1	333-124287	10.53	7/15/05

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.9	Form of Nonqualified Stock Option Agreement for Resolution Performance Products Inc. 2000 Stock Option Plan	S-1	333-124287	10.54	7/15/05

10.10	Form of Nonqualified Stock Option Agreement for Resolution Performance Products Inc. 2000 Non-Employee Director Stock Option Plan	S-1	333-124287	10.55	7/15/05

10.11	Hexion LLC 2007 Long-Term Incentive Plan dated April 30, 2007	10-Q	001-00071	10.1	8/14/07

10.12	Amended and Restated Investor Rights Agreement dated as of May 31, 2005 between Hexion LLC, Hexion Specialty Chemicals, Inc. and the holders that are party thereto	S-1	333-124287	10.63	7/15/05

10.13	Registration Rights Agreement dated as of May 31, 2005 between Hexion Specialty Chemicals, Inc. and Hexion LLC	S-1	333-124287	10.64	7/15/05

10.14	Amended and Restated Executives’ Supplemental Pension Plan, dated as of September 7, 2005	8-K	001-00071	10	9/12/05

10.15	Advisory Directors Plan	10-K		10(viii)

10.16	Hexion Specialty Chemicals, Inc. 2009 Leadership Long-Term Cash Incentive Plan	10-K	001-00071	10.21	3/11/09

10.17	Hexion Specialty Chemicals, Inc. 2007 Incentive Compensation Plan	10-K	001-00071	10.20	3/22/07

10.18	Hexion Specialty Chemicals, Inc. 2008 Incentive Compensation Plan	10-K	001-00071	10.22	3/13/08

10.19	Hexion Specialty Chemicals, Inc. 2009 Incentive Compensation Plan	10-K	001-00071	10.25	3/11/09

10.20	Hexion Specialty Chemicals, Inc. 2010 Incentive Compensation Plan					X

10.21	Amended and Restated Employment Agreement dated as of August 12, 2004 between the Company and Craig O. Morrison	10-Q	001-00071	10(i)	11/15/04

10.22	Amended and Restated Employment Agreement dated as of August 12, 2004 between the Company and Joseph P. Bevilaqua	10-Q	001-00071	10(ii)	11/15/04

10.23	Summary of Terms of Employment between Hexion Specialty Chemicals, Inc. and Joseph P. Bevilaqua dated August 10, 2008					X

10.24	International assignment agreement dated as of November 13, 2008 between the Company and Joseph P. Bevilaqua	10-K	001-00071	10.28	3/11/09

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.25	Amended and Restated Employment Agreement dated as of August 12, 2004 between the Company and William H. Carter.	10-Q	001-00071	10(iii)	11/15/04

10.26	Severance Pay Agreement and Release of all Claims dated January 21, 2009 between Sarah R. Coffin and the Company	10-K	001-00071	10.31	3/11/09

10.27	Deed of Settlement dated August 11, 2008 between the Company and Cornelis K. Verhaar	10-K	001-00071	10.33	3/11/09

10.28	Summary of Terms of Employment between Hexion Specialty Chemicals, Inc. and Julia D. Harp dated August 3, 2009					X

10.29	Summary of Terms of Employment between Hexion Specialty Chemicals, Inc. and Judith A. Sonnett dated September 21, 2007					X

10.30	Master Asset Conveyance and Facility Support Agreement, dated as of December 20, 2002, between Borden Chemical and Borden Chemicals and Plastics Operating Limited Partnership	10-K	001-00071	(10)(xxvi)	3/28/03

10.31	Environmental Servitude Agreement, dated as of December 20, 2002, between Borden Chemical and Borden Chemicals and Plastics Operating Limited Partnership	10-K	001-00071	(10)(xxvii)	3/28/03

10.32*	Intellectual Property Transfer and License Agreement and Contribution Agreement dated as of November 14, 2000 between Shell Oil Company and Shell Epoxy Resins LLC	S-4	333-57170	10.13	3/16/01

10.33*	Intellectual Property Transfer and License Agreement and Contribution Agreement dated as of November 14, 2000 between Shell Internationale Research Maatschappij B.V. and Shell Epoxy Resins Research B.V	S-4	333-57170	10.14	3/16/01

10.34*	First Amended and Restated Deer Park Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2000 between Shell Chemical Company, for itself and as agent for Shell Oil Company, and Shell Epoxy Resins LLC	S-4	333-57170	10.19	3/16/01

10.35*	First Amended and Restated Pernis Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2000 between Resolution Europe B.V. (f/k/a Resolution Nederland B.V., f/k/a Shell Epoxy Resins Nederland B.V.) and Shell Nederland Raffinaderij B.V.	S-4	333-57170	10.21	3/16/01

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.36*	First Amended and Restated Pernis Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2000 between Resolution Europe B.V. (f/k/a Resolution Nederland B.V., f/k/a Shell Epoxy Resins Nederland B.V.) and Shell Nederland Chemie B.V.	S-4	333-57170	10.22	3/16/01

10.37†	Second Amended and Restated Norco Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2004 between Shell Chemical L.P. and Resolution Performance Products LLC.	10-K	001-00071	10.45	3/22/07

10.38*	Deer Park Ground Lease and Grant of Easements dated as of November 1, 2000 between Shell Oil Company and Shell Epoxy Resins LLC	S-4	333-57170	10.23	3/16/01

10.39*	Norco Ground Lease and Grant of Servitudes dated as of November 1, 2000 between Shell Oil Company and Shell Epoxy Resins LLC	S-4	333-57170	10.24	3/16/01

10.40*	Amended and Restated Agreement of Sub—Lease (Pernis) dated as of November 1, 2000 between Resolution Europe B.V. (f/k/a Resolution Nederland B.V., f/k/a Shell Epoxy Resins Nederland B.V.) and Shell Nederland Raffinaderij B.V.	S-4	333-57170	10.25	3/16/01

10.41	Amended and Restated Management Consulting Agreement dated as of May 31, 2005 between Borden Chemical, Inc. and Apollo Management V, L.P.	S-1	333-124287	10.66	7/15/05

10.42	Intercreditor Agreement dated as of November 3, 2006 among the Company, Hexion LLC, the subsidiary parties thereto, Wilmington Trust Company as trustee and JPMorgan Chase Bank, N.A. as intercreditor agent.	10-Q	001-00071	10.1	11/14/06

10.43	Registration Rights Agreement dated as of November 3, 2006 among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance ULC, the Company and subsidiary parties thereto and Credit Suisse Securities (USA) LLC and JPMorgan Securities, Inc. as initial purchasers.	10-Q	001-00071	10.2	11/14/06

10.44	Collateral Agreement dated as of November 3, 2006 among the Company and subsidiary parties thereto, and Wilmington Trust Company, as Collateral Agent.	10-K	001-00071	10.57	3/11/09

10.45	Second Amended and Restated Collateral Agreement dated as of November 3, 2006 among Hexion LLC, the Company and subsidiary parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	10-K	001-00071	10.58	3/11/09

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.46	Second Amended and Restated Credit Agreement with exhibits and schedules dated as of November 3, 2006 among Hexion LLC, Hexion Specialty Chemicals, Inc., Hexion Specialty Chemicals Canada, Inc., Hexion Specialty Chemicals B.V., Hexion Specialty Chemicals UK Limited, Borden Chemical UK Limited, the lenders party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent, Credit Suisse, as Syndication Agent and J.P. Morgan Securities Inc. and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners.	10-Q	001-00071	10.1	8/13/09

10.47	Incremental Facility Amendment and Amendment No. 1 with exhibits and schedules to the Second Amended and Restated Credit Agreement dated as of June 15, 2007 among Hexion LLC, Hexion Specialty Chemicals, Inc., Hexion Specialty Chemicals Canada, Inc., Hexion Specialty Chemicals B.V., Hexion Specialty Chemicals UK Limited, Borden Chemical UK Limited, the lenders party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent	10-Q	001-00071	10.2	8/13/09

10.48	Second Incremental Facility Amendment with exhibits and schedules to the Second Amended and Restated Credit Agreement dated as of August 7, 2007 among Hexion LLC, Hexion Specialty Chemicals, Inc., Hexion Specialty Chemicals Canada, Inc., Hexion Specialty Chemicals B.V., Hexion Specialty Chemicals UK Limited, Borden Chemical UK Limited, the lenders party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent	10-Q	001-00071	10.3	8/13/09

10.49	Settlement Agreement and Release, dated December 14, 2008, among Huntsman Corporation, Jon M. Huntsman, Peter R. Huntsman, Hexion Specialty Chemicals, Inc., Hexion LLC, Nimbus Merger Sub, Inc., Craig O. Morrison, Leon Black, Joshua J. Harris and Apollo Global Management, LLC and certain of its affiliates	8-K	001-00071	10.1	12/15/08

10.50	Commitment Letter dated as of March 3, 2009 among the Hexion Specialty Chemicals, Inc., Hexion LLC, Euro VI (BC) S.a.r.l., Euro V (BC) S.a.r.l. and AAA Co-Invest VI (EHS-BC) S.a.r.l. a	8-K	001-00071	10.1	3/3/09

10.51	Credit Agreement with exhibits and schedules dated as of March 3, 2009 among Hexion Specialty Chemicals, Inc., Borden Luxembourg S.a.r.l., Euro V (BC) S.a.r.l., Euro VI (BC) S.a.r.l. and AAA Co-Invest VI (EHS-BC) S.a.r.l.	10-Q	001-00071	10.4	8/13/09

10.52	Indemnification Agreement dated as of March 3, 2009 among Apollo Management, L.P. and subsidiary parties thereto, Hexion LLC, Hexion Specialty Chemicals, Inc. and Nimbus Merger Sub Inc.	8-K	001-00071	10.3	3/3/09

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.53	Amendment Agreement to Credit Agreement, dated as of January 25, 2010, among Hexion LLC, Hexion Specialty Chemicals, Inc., Hexion Specialty Chemicals Canada, Inc., Hexion Specialty Chemicals B.V., Hexion Specialty Chemicals UK Limited, Borden Chemical UK Limited, the Subsidiary Loan Parties party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent.	8-K/A	001-00071	10.1	2/4/10

10.54	Registration Rights Agreement, dated as of January 29, 2010, by and among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, the guarantors party thereto and Credit Suisse Securities (USA) LLC, as representative of the initial purchasers.	8-K	001-00071	4.3	2/4/10

10.55	Third Amended and Restated Credit Agreement, dated as of January 29, 2010, among Hexion LLC, the Registrant, each subsidiary of the Registrant from time to time party thereto, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent. (Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K/A filed February 4, 2010.)	8-K/A	001-00071	10.1	2/4/10

10.56	Intercreditor Agreement, dated as of January 29, 2010, by and among JPMorgan Chase Bank, as intercreditor agent, Wilmington Trust FSB, as trustee and collateral agent, Hexion LLC, the Registrant and certain subsidiaries of the Registrant. (Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K/A filed February 4, 2010.)	8-K/A	001-00071	10.1	2/4/10

10.57	Joinder and Supplement to Intercreditor Agreement, by and among Wilmington Trust FSB, as trustee under the Indenture, JPMorgan Chase Bank, as intercreditor agent, Hexion LLC, the Registrant and each subsidiary of the Registrant from time to time party thereto. (Exhibit A thereto incorporated by reference to exhibit 10.1 to the Registrant’s Report on Form 10-Q filed November 14, 2006.)	8-K	001-00071	10.3	2/4/10

10.58	Notes Collateral Agreement dated and effective as of January 29, 2010, among the Registrant, each Subsidiary Party thereto and Wilmington Trust FSB, as collateral agent.	8-K	001-00071	10.4	2/4/10

21.1	List of Subsidiaries of the registrant					X

31.1	Rule 13a-14 Certifications

	(a) Certificate of the Chief Executive Officer					X

	(b) Certificate of the Chief Financial Officer					X

32.1	Section 1350 Certifications					X

*	Exhibit is incorporated by reference to the Resolution Performance Products Form S-4 filed 3/16/01.

†	The schedules and exhibits to these agreements are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedule or exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEXION SPECIALTY CHEMICALS, INC.

By	/s/ William H. Carter
William H. Carter
Executive Vice President and Chief Financial Officer

Date: March 9, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Signature	Date
Craig O. Morrison	Director, President and Chief Executive Officer (Principal Executive Officer)	/s/ Craig O. Morrison	3/9/2010

William H. Carter	Director, Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	/s/ William H. Carter	3/9/2010

Joshua J. Harris	Director	/s/ Joshua J. Harris	3/9/2010

Scott M. Kleinman	Director	/s/ Scott M. Kleinman	3/9/2010

Robert V. Seminara	Director	/s/ Robert V. Seminara	3/9/2010

Jordan C. Zaken	Director	/s/ Jordan C. Zaken	3/9/2010

Jan Secher	Director	/s/ Jan Secher	3/9/2010

Marvin O. Schlanger	Director	/s/ Marvin O. Schlanger	3/9/2010

CONSOLIDATED STATEMENTS OF OPERATIONS

HEXION SPECIALTY CHEMICALS CANADA, INC.

	Year ended December 31,
(U.S. dollars in millions)	2009	2008	2007
Net sales	$1,131	$1,817	$1,739
Cost of sales	1,016	1,610	1,516

Gross profit	115	207	223
Selling, general and administrative expense	116	136	102
Terminated merger costs (See Note 2)	1	14	—
Integration costs (See Note 2)	—	4	4
Other operating (income) expense, net	(11)	11	1

Operating income	9	42	116

Interest expense, net	7	15	10
Affiliated interest expense, net (See Note 9)	31	35	44
Other non-operating (income) expense, net	(4)	8	4

(Loss) income before income taxes	(25)	(16)	58
Income tax (benefit) expense (See Note 14)	(6)	7	19

Net (loss) income	$(19)	$(23)	$39

Comprehensive (loss) income	$(40)	$(16)	$44

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

HEXION SPECIALTY CHEMICALS CANADA, INC.

(U.S. dollars in millions)	December 31, 2009	December 31, 2008
Assets
Current assets
Cash and cash equivalents (including restricted cash of $6 at December 31, 2009) (See Note 2)	$55	$71
Short-term investments	10	7
Accounts receivable (net of allowance for doubtful accounts of $14 and $12, respectively)	176	194
Accounts receivable from affiliates (See Note 5)	60	54
Loans receivable from affiliates (See Note 9)	22	14
Inventories:
Finished and in-process goods	35	41
Raw materials and supplies	38	43
Other current assets	27	25

Total current assets	423	449

Long-term loans receivable from affiliates (See Note 9)	505	398
Other assets	35	26
Property and equipment
Land	39	30
Buildings	76	69
Machinery and equipment	668	502

	783	601
Less accumulated depreciation	(343)	(232)

	440	369
Goodwill (See Note 6)	77	70
Other intangibles assets, net (See Note 6)	77	83

Total assets	$1,557	$1,395

Liabilities and Shareholder’s Equity
Current liabilities
Accounts and drafts payable	$122	$101
Accounts payable to affiliates (See Note 5)	56	78
Debt payable within one year (See Note 8)	49	48
Affiliated debt payable within one year (See Note 9)	69	4
Income taxes payable	20	21
Other current liabilities	69	67

Total current liabilities	385	319

Long-term debt (See Note 8)	88	106
Affiliated long-term debt (See Note 9)	700	576
Deferred income taxes (See Note 14)	47	40
Long-term pension obligations (See Note 12)	116	107
Other long-term liabilities	26	21

Total liabilities	1,362	1,169

Commitments and contingencies (See Notes 8, 10 and 11)
Shareholder’s Equity
Common stock – no par value; authorized shares unlimited, issued and outstanding 489,866 shares at December 31, 2009 and 2008	3	3
Paid-in capital	168	159
Accumulated other comprehensive loss	(52)	(31)
Retained earnings	76	95

Total shareholder’s equity	195	226

Total liabilities and shareholder’s equity	$1,557	$1,395

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

HEXION SPECIALTY CHEMICALS CANADA, INC.

	Year ended December 31,
(U.S. dollars in millions)	2009	2008	2007
Cash flows provided by operating activities
Net (loss) income	$(19)	$(23)	$39
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	54	62	54
Allocations of corporate overhead, net (See Note 5)	9	10	17
Deferred tax benefit	(3)	(8)	(10)
Impairments and accelerated depreciation	9	16	12
Other non-cash adjustments	(14)	17	6
Net change in assets and liabilities:
Accounts receivable	31	59	(38)
Inventories	20	14	46
Accounts and drafts payable	(10)	(36)	(24)
Income taxes payable	(5)	(11)	15
Other assets	(4)	8	(4)
Other liabilities	11	4	25

Net cash provided by operating activities	79	112	138

Cash flows used in investing Activities
Capital expenditures	(67)	(34)	(30)
Capitalized interest	(5)	—	—
Acquisition of businesses, net of cash and debt acquired	—	—	(130)
Investment in affiliates	—	—	(43)
Proceeds from the sale of assets	—	—	1
Change in restricted cash	(3)	—	—
Purchases of investments	(2)	(7)	—

Net cash used in investing activities	(77)	(41)	(202)

Cash flows (used in) provided by financing activities
Net short-term debt (repayments) borrowings	(9)	12	4
Borrowings of long-term debt	234	73	91
Repayments of long-term debt	(268)	(29)	(39)
Affiliated loan borrowings (repayments), net	14	(111)	33
Common stock dividends paid	—	(2)	—

Net cash (used in) provided by financing activities	(29)	(57)	89
Effect of exchange rates on cash and cash equivalents	5	(15)	6

(Decrease) increase in cash and cash equivalents	(22)	(1)	31
Cash and cash equivalents at beginning of year	71	72	41

Cash and cash equivalents at end of year	$49	$71	$72

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net	$34	$57	$55
Income taxes (refunded) paid, net	(1)	9	15
Non-cash investing and financing activity:
Capital contributions from parent (See Note 13)	—	—	2
Accounts receivable from affiliates reclassified to long-term loans receivable from affiliates	—	—	177
Accounts payable to affiliates reclassified to affiliated long-term debt	—	—	151

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

HEXION SPECIALTY CHEMICALS CANADA, INC.

(U.S. dollars in millions)	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Loss (a)	Retained Earnings	Total
Balance at December 31, 2006	$3	$130	$(43)	$79	$169
Net income				39	39
Gain recognized in comprehensive income from pension and postretirement benefits, net of tax			4		4
Translation adjustments			1		1

Comprehensive income					44

Noncontrolling interest of parent in consolidated subsidiary		2			2
Impact of adoption of new accounting standard for uncertain tax positions (See Note 14)				2	2
Allocations of corporate overhead (See Note 5)		17			17

Balance at December 31, 2007	3	149	(38)	120	234
Net loss				(23)	(23)
Gain recognized in comprehensive income from pension and postretirement benefits, net of tax			3		3
Translation adjustments			4		4

Comprehensive loss					(16)

Common stock dividends paid				(2)	(2)
Allocations of corporate overhead (See Note 5)		10			10

Balance at December 31, 2008	3	159	(31)	95	226
Net loss				(19)	(19)
Loss recognized in comprehensive income from pension and postretirement benefits, net of tax			(5)		(5)
Translation adjustments			(16)		(16)

Comprehensive loss					(40)

Allocations of corporate overhead (See Note 5)		9			9

Balance at December 31, 2009	$3	$168	$(52)	$76	$195

(a)	Accumulated other comprehensive loss at December 31, 2009 represents $59 of net foreign currency translation losses and an $7 gain, net of tax, relating to net actuarial gains and prior service costs for the Company’s defined benefit pension and postretirement benefit plans (See Note 12). Accumulated other comprehensive loss at December 31, 2008 represents $44 of net foreign currency translation losses and a $13 gain, net of tax, relating to net actuarial gains and prior service costs for the Company’s defined benefit pension and postretirement benefit plans (See Note 12). Accumulated other comprehensive loss at December 31, 2007 represents $48 of net foreign currency translation losses and a $10 gain, net of tax, relating to net actuarial gains and prior service costs for the Company’s defined benefit pension and postretirement benefit plans (See Note 12).

See Notes to Consolidated Financial Statements

Hexion Specialty Chemicals Canada, Inc.

Notes to Consolidated Financial Statements

(U.S. dollars in millions)

1. Background and Basis of Presentation

Hexion Specialty Chemicals Canada, Inc. (“Hexion Canada” or “the Company”) is engaged in the manufacture and marketing of urea, phenolic and epoxy-based resins, primarily used in forest and industrial products, molding compounds and other specialty and industrial chemicals worldwide. At December 31, 2009, the Company’s operations included 35 manufacturing facilities in North and South America, Europe and Asia Pacific.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation—The Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries, all of which are under the common control and management of Hexion, and for which no substantive participating rights are held by minority shareholders. Intercompany transactions and balances have been eliminated. The Company has a noncontrolling interest for the equity interests in subsidiaries that are not 100% owned by the Company. However, due to common ownership, Hexion’s 34% interest in Hexion Specialty Chemicals SDN, BHD (“Hexion Malaysia”) and Hexion’s 12% interest in Hexion Quimica Argentina SA (“Hexion Argentina”) are included within the consolidated financial statements presented herein.

In December of 2007, NBCG, along with Hexion Specialty Chemicals B.V. (“Hexion BV”), RSM Europe B.V. and Hexion Specialty Chemicals Holdings Germany (“Holdings Germany”), all wholly owned subsidiaries of Hexion and not subsidiaries of the Company, formed a German partnership, New Nimbus KG (“Nimbus”). Holdings Germany contributed an intercompany loan receivable of $3, and the remaining partners contributed a 5.2% interest in their respective German subsidiaries to Nimbus, in exchange for a partnership interest. As this was a transaction between related parties, the assets were recorded at historical book value. The relative ownership percentages for tax purposes will be based on the fair values of the assets contributed, which has not yet been finalized. However, as the most significant Germany subsidiary is owned by NBCG, the accounts of Nimbus have been included in the Consolidated Financial Statements, with the equity interests of the remaining partners included as an increase in Paid-in capital of the Company. The value of Nimbus’ investment in the entities contributed by Hexion B.V. and RSM Holdings B.V. have been accounted for under the cost method. The value of Nimbus’s investment in the entity contributed by NBCG has been eliminated in the Consolidated Financial Statements.

Foreign Currency Translations—Although the functional currency of Hexion Canada is the Canadian dollar, the accompanying financial statements are presented in the reporting currency of Hexion. Accordingly, assets and liabilities of the Company are translated into Hexion’s reporting currency, the U.S. dollar, at the exchange rates in effect at the balance sheet date. Income, expenses and cash flows are translated at average exchange rates prevailing during the year. In addition, gains or losses related to the Company’s affiliated loans payable and receivable denominated in a foreign currency other than the subsidiary’s functional currency that are deemed to be permanently invested are also remeasured to cumulative translation. The effect of translation is accounted for as an adjustment to Shareholder’s equity and is included in Accumulated other comprehensive loss. Transaction gains and losses are included as a component of net income. The Company recognized transaction gains (losses) of $2, $(3) and $(6) for the years ended December 31, 2009, 2008 and 2007 respectively.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. It also requires the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. The most significant estimates that are included in the financial statements are environmental remediation, legal liabilities, deferred tax assets and liabilities and related valuation allowances, income tax accruals, pension and postretirement assets and liabilities, valuation allowances for accounts receivable and inventories, general insurance liabilities, asset impairments and fair values of assets acquired and liabilities assumed in business acquisitions. Actual results could differ from these estimates.

Cash and Cash Equivalents—The Company considers all highly liquid investments that are purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2009 and 2008, the Company had interest-bearing time deposits and other cash equivalent investments of $16 and $11, respectively. They are included on the Consolidated Balance Sheets as a component of Cash and cash equivalents.

Investments—Investments with original maturities greater than 90 days but less than one year are included on the Consolidated Balance Sheets as Short-term investments. At December 31, 2009 and December 31, 2008, the Company had Brazilian real denominated U.S. dollar index investments of $10 and $7, respectively. These investments, which are classified as held-to-maturity securities, are recorded at cost, which approximates fair value.

Allowance for Doubtful Accounts—The allowance for doubtful accounts is estimated using factors such as customer credit ratings and past collection history. Receivables are charged against the allowance for doubtful accounts when it is probable that the receivable will not be recovered.

Inventories—Inventories are stated at lower of cost or market using the first-in, first-out method. Costs include direct material, direct labor and applicable manufacturing overheads. Abnormal manufacturing costs are recognized as period costs and fixed manufacturing overheads are allocated based on normal production capacity. An allowance is provided for excess and obsolete inventories based on management’s review of inventories on-hand compared to the estimated future usage and sales. Inventories on the Consolidated Balance Sheets are presented net of an allowance for excess and obsolete inventory of $3 and $2 at December 31, 2009 and 2008, respectively.

Deferred Expenses—Deferred financing costs are presented as a component of Other assets on the Consolidated Balance Sheets and are amortized over the life of the related debt or credit facility using the effective interest method. Upon extinguishment of any of the debt, the related debt issuance costs are written off. At December 31, 2009 and 2008, the Company’s unamortized deferred financing costs were $1.

Property and Equipment—Land, buildings and machinery and equipment are stated at cost less accumulated depreciation. Depreciation is recorded on the straight-line basis over the estimated useful lives of properties (the average estimated useful lives for buildings is 20 years and for machinery and equipment 15 years). Assets under capital leases are amortized over the lesser of their useful lives or the lease term. Major renewals and betterments are capitalized. Maintenance, repairs, minor renewals and turnarounds (periodic maintenance and repairs to major units of manufacturing facilities) are expensed as incurred. When property and equipment is retired or disposed of, the asset and related depreciation are removed from the accounts and any gain or loss is reflected in income. The Company capitalizes interest costs that are incurred during the construction of property and equipment. Depreciation expense was $44, $52 and $47 for the years ended December 31, 2009, 2008 and 2007, respectively.

Capitalized Software—The Company capitalizes certain costs, such as software coding, installation and testing, that are incurred to purchase or create and implement internal use computer software. Amortization is recorded on the straight-line basis over the estimated useful lives ranging from 1 to 5 years.

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

Impairment— The Company reviews property and equipment and all amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability is based on estimated undiscounted cash flows. The Company tests goodwill for impairment annually, or when events or changes in circumstances indicate impairment may exist, by comparing the fair value of each reporting unit to its carrying value to determine if there is an indication that a potential impairment may exist.

During the years ended December 31, 2009, 2008 and 2007, asset impairments of $9, $8 and $12, respectively, were included in Other operating expense, net on the Consolidated Statements of Operations.

Long-Lived and Amortizable Intangible Assets

In 2009, the Company recorded impairment charges of $8 as a result of the Company’s decision to indefinitely idle certain production lines. In addition, the Company recorded miscellaneous impairments of $1 related to the closure of R&D facilities. In 2008, the Company recorded an $8 charge for the impairment of tradenames from which cash flows are no longer generated. In 2007, the Company recorded impairment charges of $12 due to the closure of certain of its manufacturing facilities.

Goodwill

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

At December 31, 2009, 2008 and 2007, the fair value of the remaining reporting units exceeded the carrying amount of assets (including goodwill) and liabilities assigned to the reporting units. See further discussion in Note 7.

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

Environmental Matters— Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Environmental accruals are reviewed on a quarterly basis and as events and developments warrant. See Note 11.

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

Research and Development Costs—Funds are committed to research and development activities for technical improvement of products and processes that are expected to contribute to future earnings. All costs associated with research and development are charged to expense as incurred. Research and development and technical service expense of $11, $13 and $16 for the years ended December 31, 2009, 2008 and 2007, respectively, are included in Selling, general and administrative expense in the Consolidated Statements of Operations.

Terminated Merger Costs—The Company incurred terminated merger costs totaling $1 and $14 for the years ended December 31, 2009 and 2008, respectively. These costs primarily represent legal, consulting, accounting and tax costs related to the terminated Huntsman Corporation merger agreement and litigation.

Integration Costs—The Company incurred Integration costs totaling $4 for the years ended December 31, 2008 and 2007. These costs represent costs to implement a single, company-wide, management information and accounting system as well as redundancy and plant rationalization costs and incremental administrative costs from integration programs that resulted from the Hexion Formation and recent acquisitions.

Income Taxes—The Company files individual tax returns in the respective countries in which it operates. Income tax expense is based on reported results of operations before income taxes using the prevailing rates for each tax jurisdiction. Deferred income taxes represent the tax effect of temporary differences between amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. Income tax expense is based on reported results of operations accounts for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of the assets and liabilities. Deferred tax balances are adjusted to reflect tax rates, based on current tax laws that will be in effect in the years in which temporary differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. For purposes of these financial statements, the international subsidiaries are treated as foreign subsidiaries of a domestic parent, Hexion Canada, for all periods presented. Reconciliations of tax rates are calculated at the statutory Canadian tax rates.

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

Subsequent Events—The Company evaluates all subsequent events from December 31, 2009 through the time that it files its Consolidated Financial Statements.

Recently Issued Accounting Standards

New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance for transfers of financial assets. Accounting Standards Update (“ASU”) 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets, removes the concept of a qualifying special-purpose entity (“QSPE”) and as a result eliminates the scope exception for QSPE’s. ASU 2009-16 also changes the criteria for a transfer of financial assets to qualify as a sales-type transfer. ASU 2009-16 will be effective for the Company on January 1, 2010. The Company plans to adopt the provisions of ASU 2009-16 during the first quarter of 2010, but does not expect this guidance to have a material impact on its consolidated financial statements.

Newly Adopted Accounting Standards

On January 1, 2009, the Company adopted new guidance requiring additional disclosures about derivative instruments and hedging activities. See Note 9 for additional disclosures.

On January 1, 2009, the Company adopted new guidance for business combinations. This guidance was effective for the Company for business combination transactions for which the acquisition date was on or after January 1, 2009. No business combination transactions occurred during the year ended December 31, 2009.

At June 30, 2009, the Company adopted new guidance that increases the frequency of disclosures about the fair value of financial instruments and requires entities to provide the disclosures on a quarterly basis. See Note 9 for additional disclosures about the fair value of financial instruments.

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

At September 30, 2009, the Company adopted ASU 2009-01, Topic 105 – Generally Accepted Accounting Principles, and SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 superseded all then-existing non-SEC accounting and reporting standards with the Accounting Standards Codification. SFAS No. 168 did not have a material impact on the Company’s consolidated financial statements.

At September 30, 2009, the Company adopted ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value. ASU 2009-05 provides new guidance on the fair value measurement of liabilities. ASU 2009-05 did not have a material impact on the Company’s consolidated financial statements.

3. Productivity Program

At December 31, 2009, the Company had $34 of in-process productivity savings to properly align its cost structure in response to the challenging economic environment. The Company estimates that these cost reduction activities will occur over the next eighteen months. The net costs to achieve these productivity savings is estimated at $40, including restructuring costs described below and expected capital expenditures related to productivity savings programs.

A reconciliation of in-process productivity savings at December 31, 2008 to in-process productivity savings at December 31, 2009 follows:

In-process productivity savings at December 31, 2008	$25
Additional productivity initiatives identified in 2009	29
Incremental productivity savings achieved in 2009	(20)

In-process productivity savings at December 31, 2009	$34

The following table summarizes restructuring information by type of cost:

	Workforce reductions	Other projects	Total
Restructuring costs expected to be incurred	$29	$1	$30
Cumulative restructuring costs incurred at December 31, 2009	16	1	17

Accrued liability at December 31, 2007	$—	$—	$—
Restructuring charges	5	—	5
Payments	—	—	—

Accrued liability at December 31, 2008	5	—	5
Restructuring charges	11	1	12
Payments	(3)	(1)	(4)

Accrued liability at December 31, 2009	$13	$—	$13

Workforce reduction costs primarily relate to employee termination costs and are accounted for under the guidance for nonretirement postemployment benefits or as exit and disposal costs, as applicable. During the years ended December 31, 2009 and 2008, restructuring charges of $12 and $5, respectively, were recorded in Other operating expense, net on the Consolidated Statements of Operations. At December 31, 2009 and 2008, the Company had accrued $13 and $5, respectively, for restructuring liabilities in Other current liabilities in the Consolidated Balance Sheets.

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

The following unaudited pro forma financial information presents the consolidated results of operations as if the Orica A&R Acquisition had occurred at the beginning of the year ended December 31, 2007. Pro forma adjustments include only the effects of events directly attributable to the acquisition. The pro forma adjustments reflected in the table below include amortization of intangibles, depreciation adjustments from the write-up of property and equipment to estimated fair market value and interest expense on a new debt facility used to fund the Orica A&R Acquisition (See Note 8) and related income tax effects.

Net sales	$1,746
Net income	39

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

5. Related Party Transactions

The Company sells finished goods and certain raw materials to Hexion and certain of its subsidiaries. Total sales were $36, $54 and $103 in 2009, 2008 and 2007, respectively. In addition, the Company purchases raw materials and finished goods from Hexion and certain of its subsidiaries, which were $90, $177 and $176 in 2009, 2008 and 2007, respectively. The Company also provides toll-manufacturing services for a Hexion subsidiary and is reimbursed for manufacturing and overhead costs plus a nominal margin under the related agreements. The amounts billed under these arrangements totaled $60, $85 and $56 in 2009, 2008 and 2007, respectively.

Hexion incurs various administrative and operating costs on behalf of Hexion Canada that are reimbursed by the Company. These costs include engineering and technical support, purchasing, quality assurance, sales and customer service, information systems, research and development and certain administrative services. These service costs have been allocated to the Company generally based on sales or sales volumes and when determinable, based on the actual usage of resources. These costs are included within Selling, general and administrative expense and Cost of goods sold in the Consolidated Statements of Operations and were $20, $26 and $10 in 2009, 2008 and 2007, respectively. The 2009 and 2008 charges include $6 and $9, respectively, for additional corporate departmental overhead costs Hexion allocated during the year.

Hexion provides global services relating to procurement, productivity enhancement and health, safety and environmental issues to the Company. Beginning in 2008, Hexion implemented a revenue-based royalty charge for these services. Hexion Canada’s expense relating to these services totaled $8 and $30 for the years ended December 31, 2009 and 2008, respectively. Prior to 2001, the Company incurred royalties for the use in operations of certain trademarks and patents owned by Hexion. At December 31, 2009 and 2008, the Company had amounts due to Hexion under these arrangements of $0 and $5, respectively.

The Company earns royalty income from a subsidiary of Hexion in exchange for the affiliate’s use of certain of the Company’s trademarks, patents and other intangible assets. The Company recorded royalty income of $35, $17 and $18 for the years ended December 31, 2009, 2008 and 2007, respectively, under these agreements.

In addition, Hexion maintains certain insurance policies that benefit Hexion Canada. Amounts pertaining to these policies, and allocated to the Company based upon sales, were $3, $5 and $6 in 2009, 2008 and 2007, respectively, and are classified in Selling, general and administrative expense in the Consolidated Statements of Operations.

For the year ended December 31, 2007, the Company was charged $1 for costs incurred by Hexion on behalf of the Company associated with the implementation of a single, company-wide, management information and accounting system and a new consolidations and financial reporting system. These costs are classified in Integration costs in the Consolidated Statements of Operations.

At December 31, 2009 and 2008, the Company had affiliated receivables of $60 and $54, respectively, and affiliated payables of $56 and $78, respectively, related to these transactions.

In addition to direct charges, Hexion provides certain administrative services that are not reimbursed by Hexion Canada. These costs include corporate controlled expenses such as executive management, legal, health and safety, accounting, tax and credit, and have been allocated herein to the Company on the basis of Net sales. The charge also includes allocated stock-based compensation expense of $1 for each of the years ended December 31, 2009, 2008 and 2007, and is included in Finance in the table below. Management believes that the amounts allocated in such a manner are reasonable and consistent and are necessary in order to properly depict the financial results of the Company on a stand-alone basis. However, the amounts are not necessarily indicative of the costs that would have been incurred if the Company had operated independently. This expense is included in Selling, general and administrative expense with the offsetting credit recorded in Shareholder’s equity. There is no income tax provided on these amounts because they are not deductible.

The following table summarizes these allocations for the years ended December 31:

	2009	2008	2007
Executive group	$2	$2	$4
General counsel	—	—	2
Environmental, health and safety services	1	2	1
Finance	6	6	10

Total	$9	$10	$17

See Note 9 for a description of the Company’s affiliated financing and investing activities.

6. Goodwill and Other Intangible Assets

The gross carrying amount and accumulated impairments of goodwill consist of the following as of December 31:

2009				2008
Gross Carrying Amount	Accumulated Impairments	Accumulated Foreign Currency Translation	Net Book Value	Gross Carrying Amount	Accumulated Impairments	Accumulated Foreign Currency Translation	Net Book Value
$73	$—	$4	$77	$72	$—	$(2)	$70

The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 are as follows:

Total
Goodwill balance at December 31, 2007	$96
Purchase accounting adjustments	(16)
Foreign currency translation	(10)

Goodwill balance at December 31, 2008	$70
Purchase accounting adjustments	1
Foreign currency translation	6

Goodwill balance at December 31, 2009	$77

Purchase accounting adjustments in 2008 are primarily a result of changes in estimates about the tax treatment of transaction costs in the Bakelite Transaction that were ultimately allowed by the taxing authority.

The Company’s intangible assets with identifiable useful lives consist of the following as of December 31:

	2009			2008
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets:
Patents and technology	$20	$(9)	$11	$20	$(8)	$12
Customer lists and contracts	78	(20)	58	77	(14)	63
Other	11	(3)	8	12	(4)	8

	$109	$(32)	$77	$109	$(26)	$83

During the year ended December 31, 2008, the Company recorded an $8 charge for the impairment of tradenames from which cash flows are no longer generated. This amount is included in Other operating expense, net on the Consolidated Statements of Operations.

Total intangible amortization expense for the years ended December 31, 2009, 2008 and 2007 was $10, $10 and $7, respectively.

Estimated annual intangible amortization expense for 2010 through 2014 is as follows:

2010	$9
2011	8
2012	8
2013	7
2014	7

7. Financial Instruments and Fair Value Disclosures

Recurring Fair Value Measurements

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

Following is a summary of assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Derivative liabilities	$—	$(1)	$—	$(1)

The following table summarizes the Company’s derivative financial instruments as of December 31, which are recorded as Other current liabilities in the Consolidated Balance Sheets:

	2009				2008
	Average Days to Maturity	Average Contract Rate	Notional Amount	Fair Value Asset (Liability)	Average Days to Maturity	Average Contract Rate	Notional Amount	Fair Value Asset (Liability)
Interest Rate Swap
Australia Multi-Currency Term	729	—	23	(1)	1,094	—	24	(1)

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

In February 2007, the Company financed the Orica A&R Acquisition with proceeds of approximately $70 from a new five-year Australian Multi-Currency Term / Working Capital Facility. To effectively fix the interest rate on approximately $30 of this facility, the Company entered into interest rate swap agreements with two counterparties for an initial notional amount of AUD $35, which amortizes quarterly based on the expected loan payments. The swap agreements terminate December 30, 2011. The Company pays a fixed interest rate of 6.6% and receives a floating rate based on the terms of the underlying debt. The Company has not applied hedge accounting to this derivative instrument.

The Company had derivative losses of $1 classified as Other current liabilities at December 31, 2009 and 2008, respectively. The Company recognized gains (losses) on derivatives in Other non-operating expense, net in the Consolidated Statements of Operations of $0, $(2) and $1 for the years ended December 31, 2009, 2008 and 2007, respectively.

Non-recurring Fair Value Measurements

Following is a summary of losses as a result of the Company measuring assets at fair value on a non-recurring basis during the year ended December 31, 2009:

Year ended December 31, 2009
Long-lived assets held and used	$(9)

As part of the Company’s productivity initiatives, the Company decided to indefinitely idle certain production lines. Long-lived assets with a carrying value of $13 were written down to fair value of $4, resulting in an impairment charge of $9 for the year ended December 31, 2009. These long-lived assets were valued based on appraisals from third parties or using discounted cash flow analysis based on assumptions that market participants would use. Key inputs in the model included projected revenues and manufacturing costs associated with these long-lived assets.

8. Debt and Lease Obligations

Debt outstanding at December 31 follows:

	2009		2008
	Long Term	Due Within One Year	Long Term	Due Within One Year
Hexion revolving facility due 2011 at 2.8% and 4% at December 31, 2009 and 2008, respectively	$—	$—	$50	$—
Australia Multi-Currency Term / Working Capital Facility due 2012 at 4.1% and 8.9% at December 31, 2009 and 2008, respectively	45	8	43	7
Itau, Santander, Safra, Brasil, ABN Amro, Unibanco and Votorantim Banks, Brazil, revolving credit facilities, variable interest, 10.6% and 8.1% at December 31, 2009 and 2008, respectively	31	34	—	27
Nordea Bank, Finland PLC, term loan, due 2013, variable interest at 3% at December 31, 2009 and 2008	10	2	10	3
Itau, Brasil, Industrial and ABN Amro Banks, Argentina, revolving loans, variable interest, at 16.5% and 21% at December 31, 2009 and 2008, respectively	—	—	—	4
Korea Exchange Bank, due 2009, variable interest, at 3.9% and 5% at December 31, 2009 and 2008, respectively, payable quarterly, certain property pledged as collateral	—	2	—	6
Other	2	3	3	1

Total debt	$88	$49	$106	$48

Senior Secured Credit Facilities of Hexion

Hexion Canada and certain of Hexion’s European subsidiaries, which includes Hexion Canada’s UK subsidiary, are eligible to participate in the amended Senior Secured Credit Facilities. The European subsidiaries are able to borrow an aggregate maximum of $125, while the Canadian operating subsidiary may borrow a maximum of $50. As of December 31, 2009 and 2008, amounts of $0 and $50, respectively, were outstanding under the Hexion Credit Facilities.

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

The amended Senior Secured Credit Facilities of Hexion are collateralized by substantially all the assets of Hexion, including the Company, subject to certain exceptions. Cross collateral guarantees exist whereby Hexion Canada is a guarantor of the European borrowings under the amended Senior Secured Credit Facilities; while Hexion’s European subsidiaries guarantee against any default by Hexion Canada. The amended Senior Secured Credit Facilities contain, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of a certain financial ratio. Payment of borrowings under the amended Senior Secured Credit Facilities may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of representation or warranty, covenant defaults, events of bankruptcy and a change of control. In addition, the Senior Secured Credit Facilities of Hexion contain cross-acceleration and cross default provisions. Accordingly, certain foreign borrowing defaults under other debt agreements could result in the Company’s outstanding debt becoming immediately due and payable.

Hexion has amended its credit facilities in June 2007, November 2006 and May 2006.

Recent Developments

On December 10, 2009, Hexion renewed its revolving facility commitments from lenders under the Senior Secured Credit Facility, which will take effect upon the May 31, 2011 maturity of the existing revolving facility commitments. The new commitments will mature 91 days prior to the May 5, 2013 maturity date of the term loans under the Senior Secured Credit Facility. The new revolving loans, which cannot be drawn until the existing revolving credit facility matures, will bear interest at a rate of LIBOR plus 4.50%. The extension also includes a 2.00% ticking fee to be paid quarterly on committed amounts until the revolver facility is effective. The terms and conditions of Hexion’s existing revolving credit facility will remain in effect, and are unaltered by the new extension, including but not limited to the interest rate.

During the first quarter of 2010, Hexion amended its Senior Secured Credit Facilities. Under the amendment and restatement, Hexion extended the maturity of approximately $957 of its term loans from May 5, 2013 to May 5, 2015 and increased the interest rate with respect to such term loans from LIBOR plus 2.25% to LIBOR plus 3.75%.

International Credit Facilities

In addition to the amended Senior Secured Credit Facilities, the Company had various international credit facilities. At December 31, 2009, under these international credit facilities the Company had $31 available to fund working capital needs and capital expenditures. While these facilities are primarily unsecured, portions of the lines are collateralized by equipment and cash and short term investments at December 31, 2009.

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

Aggregate maturities of total non-affiliated debt and minimum annual rentals under operating leases at December 31, 2009, for the Company are as follows:

Year	Debt	Minimum Rentals Under Operating Leases
2010	$49	$3
2011	51	2
2012	7	1
2013	11	1
2014	5	1
2015 and beyond	14	1

	$137	$9

The Company’s operating leases consist primarily of vehicle, equipment and land and buildings. Rental expense amounted to $3, $5 and $4 for the years ended December 31 2009, 2008 and 2007, respectively.

9. Affiliated Financing

As discussed in Note 1, to finance the acquisition of certain international subsidiaries from Hexion, the Company assumed a fixed rate note of CDN $343. To finance the Bakelite Acquisition in 2005, Hexion Canada also borrowed CDN $308 from Hexion Nova Scotia Finance, ULC (“Nova Scotia”). Approximately CDN $119, or $95, was effectively repaid during 2005, via a capital contribution from Hexion to the Company. The loans have been combined and have an outstanding balance of CDN $532, or $508, at December 31, 2009 and CDN $532, or $435, at December 31, 2008. The note has a fixed interest rate based on Nova Scotia’s cost of capital plus 100 basis points, which was 10.8% per annum at December 31, 2009 and 2008, and becomes due July 15, 2014. Interest expense related to this note totaled $50 for the year ended December 31 2009 and $54 in for the years ended December 31 2008 and 2007. In conjunction with the issuance of this note, Hexion entered into a common share forward subscription agreement with Hexion Canada requiring Hexion to subscribe to shares of Hexion Canada stock at CDN $845 per share at the principal repayment date for the loan.

The Company has additional loans due to affiliates of $261 and $145 at December 31, 2009 and 2008, respectively, with a weighted average interest rate of approximately 5.3% and 6.6% at December 31, 2009 and 2008, respectively. These affiliated borrowings were made for cash management purposes. A portion of these loans are not expected to be repaid. Interest expense related to these loans was approximately $11, $8 and $5 for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company had loans receivable from various affiliates of $527 and $412 at December 31, 2009 and 2008, respectively, with a weighted average interest rate of approximately 5.3% and 6.6% at December 31, 2009 and 2008, respectively. These affiliated loans were made for cash management purposes. A significant portion of these loans are not expected to be repaid. Interest income related to these loans was approximately $30, $27 and $15 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Indemnities related to the pre-closing operations of sold assets normally do not represent additional liabilities to the Company, but simply serve to protect the buyer from potential liability associated with the Company’s existing obligations at the time of sale. As with any liability, the Company has accrued for those pre-closing obligations that it considers probable and reasonably estimable. The amounts recorded at December 31, 2009 and 2008 are not significant.

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

The Company has recorded liabilities of $6 and $4 at December 31, 2009 and 2008, respectively, for eleven locations for all probable environmental remediation, indemnification and restoration liabilities. These amounts include estimates of unasserted claims the Company believes are probable of loss and reasonably estimable. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may fall within a range of $3 to $9 in the aggregate, at December 31, 2009. This estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of this range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if the underlying facts or circumstances change, the final outcome could differ materially from these estimates.

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

Non-Environmental Legal Matters

The Company is involved in various product liability, commercial and employment litigation, personal injury, property damage and other legal proceedings that are considered to be in the ordinary course of business. The Company has reserves of $5 and $3 at December 31, 2009 and 2008, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable. The following legal claim is not in the ordinary course of business:

Brazil Tax Claim—In 1992, the State of Sao Paulo Administrative Tax Bureau issued an assessment against the Company’s Brazilian subsidiary claiming that excise taxes were owed on certain intercompany loans made for centralized cash management purposes. These loans were characterized by the Tax Bureau as intercompany sales. Since that time, management and the Tax Bureau have held discussions and the subsidiary filed an administrative appeal seeking cancellation of the assessment. The Administrative Court upheld the assessment in December 2001. In 2002, the subsidiary filed a second appeal with the highest-level Administrative Court, again seeking cancellation of the assessment. In February 2007, the highest-level Administrative Court upheld the assessment. The Company requested a review of this decision. On April 23, 2008, the Brazilian Administrative Tax Tribunal issued its final decision upholding the assessment against the subsidiary. The Company filed an Annulment action in the Brazilian Judicial Courts in May 2008 along with a request for an injunction to suspend the tax collection. The injunction was denied but the Annulment action is being pursued. The Company has pledged certain properties and assets in Brazil during the pendency of the Annulment action in lieu of paying the assessment. The Company continues to believe it has a strong defense against the assessment and does not believe a loss contingency is probable. At December 31, 2009, the amount of the assessment, including tax, penalties, monetary correction and interest, is 64 Brazilian reais, or approximately $37.

Environmental Institution of Paraná IAP—On August 25, 2009, Governo Do Paraná and the Environmental Institution of Paraná IAP, an environmental agency of the Brazilian government, provided Hexion Quimica Industria, our Brazilian subsidiary, with notice of a potential fine of up to $11 in connection with alleged environmental damages to the Port of Paranagua caused in November 2004 by an oil spill from a shipping vessel carrying methanol purchased by Hexion. The investigation as to the cause of the accident has not been finalized. In early October 2009, Hexion was granted an injunction precluding the imposition of any fines or penalties by the Paraná IAP. Should the injunction be appealed, the Company believes it has a strong defense and does not believe a loss contingency is probable.

12. Pension and Non-Pension Postretirement Benefit Plans

The Company sponsors defined benefit pension plans covering most Canadian, German and Malaysian employees. Depending on the plan, benefits are based on eligible compensation and/or years of credited service. Retirement benefits in other foreign locations are primarily defined contribution plans. The Company also provides non-pension postretirement benefit plans to its Canadian employees. This plan provides the participants with supplemental benefits to the provincial healthcare plan in Canada.

The following table presents the change in benefit obligation, change in plan assets and components of funded status for the Company’s defined benefit pension and non-pension postretirement benefit plans for the years ended December 31:

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
Change in Benefit Obligation
Benefit obligation at beginning of year	$115	$125	$3	$5
Service cost	2	2	—	—
Interest cost	6	7	—	—
Actuarial losses (gains)	5	(6)	1	(1)
Foreign currency exchange rate changes	4	(8)	—	(1)
Benefits paid	(5)	(5)	—	—
Acquisitions / divestitures	—	—	—	—

Benefit obligation at end of year	127	115	4	3

Change in Plan Assets
Fair value of plan assets at beginning of year	6	8	—	—
Actual return on plan assets	1	(1)	—	—
Employer contribution	4	5	—	—
Foreign currency exchange rate changes	1	(1)	—	—
Benefits paid	(5)	(5)	—	—

Fair value of plan assets at end of year	7	6	—	—

Funded status of the plan at end of year	$(120)	$(109)	$(4)	$(3)

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
Amounts recognized in the Consolidated Balance Sheets at December 31 consist of:
Other current liabilities	$(4)	$(3)	$—	$—
Long-term pension obligations	(116)	(106)	—	—
Other long-term liabilities	—	—	(4)	(3)
Accumulated other comprehensive (income) loss	(8)	(21)	—	—

Net amounts recognized	$(128)	$(130)	$(4)	$(3)

Amounts recognized in Accumulated other comprehensive loss at December 31 consist of:
Net actuarial (gain) loss	$(15)	$(21)	$—	$—
Deferred income taxes	7	—	—	—

Net amounts recognized	$(8)	$(21)	$—	$—

Accumulated benefit obligation for funded plans	$9	$6	$—	$—
Pension plans with underfunded or non-funded accumulated benefit obligations at December 31:
Aggregate projected benefit obligation	$127	$115
Aggregate accumulated benefit obligation	122	107
Aggregate fair value of plan assets	7	6

Actuarial losses during the year ended December 31, 2009 of $6 resulted from changes in actuarial assumptions and unfavorable experience. The foreign currency impact reflected in these rollforward tables are for changes in the euro and Canadian dollar versus the U.S. dollar.

Following are the components of net pension and postretirement expense recognized by the Company for the years ended December 31:

	Pension Benefits			Postretirement benefits
	2009	2008	2007	2009	2008	2007
Service cost	$2	$2	$2	$—	$—	$—
Interest cost on projected benefit obligation	6	7	5	—	—	—
Recognized actuarial gain	(1)	—	—
Expected return on assets	(1)	(1)	(1)	—	—	—

Net expense	$6	$8	$6	$—	$—	$—

The following amounts were recognized in other comprehensive income during the year ended December 31, 2009:

	Pension Benefits	Postretirement Benefits	Total
Net actuarial losses arising during the year	$4	$1	$5
Amortization of net gains	1	—	1
Loss recognized in other comprehensive income	5	1	6
Deferred income taxes	(1)	—	(1)

Loss recognized in other comprehensive income, net of tax	$4	$1	$5

The amounts in Accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during the next fiscal year is less than $1.

Determination of actuarial assumptions

The Company’s actuarial assumptions are determined separately for each plan, taking into account the demographics of the population, the target asset allocations for funded plans, regional economic trends, statutory requirements and other factors that could impact the benefit obligation and plan assets.

The discount rates selected reflect the rate at which pension obligations could be effectively settled. The Company selects the discount rates based on cash flow models using the yields of high-grade corporate bonds or the local equivalent with maturities consistent with the Company’s anticipated cash flow projections.

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

The weighted average rates used to determine the benefit obligations were as follows at December 31:

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
Discount rate	5.5%	5.8%	6.5%	7.5%
Rate of increase in future compensation levels	3.0%	3.0%	—	—
The weighted average assumed health care cost trend rates are as follows at December 31:
Health care cost trend rate assumed for next year			7.4%	7.9%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)			4.4%	4.9%
Year that the rate reaches the ultimate trend rate			2029	2017

The weighted average rates used to determine net periodic pension and postretirement expense were as follows for the years ended December 31:

	Pension Benefits			Postretirement Benefits
	2009	2008	2007	2009	2008	2007
Discount rate	5.8%	5.5%	4.6%	7.5%	5.5%	5.3%
Rate of increase in future compensation levels	3.0%	3.0%	2.5%	—	—	—
Expected long-term rate of return on plan assets	6.8%	7.0%	7.0%	—	—	—

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

The Company periodically reviews its target allocation of Canadian plan assets among various asset classes. The targeted allocations are based on anticipated asset performance, discussions with investment professionals and on the projected timing of future benefit payments.

	Actual		Target
	2009	2008	2010
Weighted average allocations of Canadian pension plan assets at December 31:
Equity securities	59%	58%	60%
Debt securities	38%	38%	35%
Cash, short-term investments and other	3%	4%	5%

	100%	100%	100%

Fair Value of Plan Assets

Fair value measurement provisions establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. This guidance describes three levels of inputs that may be used to measure fair value:

•	Level 1: Inputs are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2: Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date. Level 2 equity securities are primarily in pooled asset and mutual funds and are valued based on underlying net asset value multiplied by the number of shares held.

•	Level 3: Unobservable inputs, for example, inputs derived through extrapolation or interpolation that cannot be corroborated by observable market data.

The following table presents pension plan investments measured at fair value on a recurring basis as of December 31, 2009 and 2008:

	Fair Value Measurements Using
	2009				2008
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Balanced pooled funds	$—	$7	$—	$7	$—	$6	$—	$6

(a)	Level 2 equity securities in pooled asset funds and are valued based on underlying net asset value multiplied by the number of shares held.

Projections of Plan Contributions and Benefit Payments

The Company expects to make contributions totaling $1 to its defined benefit pension plans in 2010.

Estimated future plan benefit payments as of December 31, 2009 are as follows:

	Pension Benefits	Postretirement Benefits
2010	$4	$—
2011	4	—
2012	5	—
2013	5	—
2014	5	—
2015 to 2019	25	1

Defined Contribution and Other Plans

The Company sponsors a number of defined contribution plans for its employees in various countries. Depending upon the country and plan, eligible salaried and hourly employees may contribute up to 7% of their pay as basic contributions to the plans. The Company provides matching contributions of up to 100% of the basic contributions. Due to the economic downturn at the end of 2008, during 2009 the Company suspended for one year the employer match provided to non-bargaining employees and to some bargained employees in its U.S. and Canadian defined contribution plans. Total charges to operations for matching contributions under these plans were $2, $4 and $4 for the years ended December 31, 2009, 2008 and 2007.

The Company’s German subsidiaries offer an early government subsidized early retirement program to eligible employees called Altersteilzeit or ATZ Plans. The German government provides a subsidy in certain cases where the participant is replaced with a qualifying candidate. The Company has liabilities for these arrangements totaling $4 and $3 for the years ended December 31, 2009 and 2008, respectively. The Company incurred expense for these plans in 2009, 2008 and 2007 of $1, $2 and less than $1, respectively.

13. Shareholder’s Equity

Shareholder’s equity reflects the common equity of Hexion Canada with all of the common equity of its subsidiaries eliminated, except for the equity of Hexion Argentina, representing Hexion’s 12% interest, Hexion Malaysia, representing Hexion’s 34% interest, and Nimbus, totaling $5 as of December 31, 2009 and 2008.

Hexion Canada has 489,866 shares of no-par common stock outstanding during all periods presented with an unlimited number of common, Preference and Class B Preference shares authorized.

14. Income Taxes

Comparative analysis of Hexion Canada’s income tax expense (benefit) follows:

	2009	2008	2007
Current
Federal and provincial	$—	$(5)	$(4)
Foreign	(3)	20	33

Total	(3)	15	29

Deferred
Federal and provincial	2	—	(2)
Foreign	(5)	(8)	(8)

Total	(3)	(8)	(10)

Income tax (benefit) expense	$(6)	$7	$19

A reconciliation of the Company’s combined differences between income taxes computed at Canadian Federal statutory tax rate of 19.0% at December 31, 2009, 19.5% at December 31, 2008 and 22.12% at December 31, 2007 and provisions for income taxes follows:

	2009	2008	2007
Income taxes computed at federal statutory tax rate	$(5)	$(3)	$13
Foreign rate differentials	(10)	(3)	9
Expenses not deductible for tax	9	11	4
Increase (decrease) in the taxes due to changes in valuation allowance	2	3	(1)
Unrepatriated earnings of foreign subsidiaries	2	2	—
Adjustment of prior estimates and other	(4)	—	—
Changes in tax laws and rates	—	—	(4)
Provincial taxes and other	—	(3)	(2)

Income tax (benefit) expense	$(6)	$7	$19

The domestic and foreign components of the Company’s income (loss) before income taxes are as follows:

	2009	2008	2007
Domestic	(51)	(50)	(36)
Foreign	26	34	94

	$(25)	$(16)	$58

The tax effects of the Company’s significant temporary differences and net operating loss and credit carryforwards, which comprise the deferred tax assets and liabilities at December 31, 2009 and 2008, are as follows:

	2009	2008
Assets
Accrued and other expenses	$14	$5
Net operating loss and credit carryforwards	31	18
Pension liabilities	10	13

Gross deferred tax assets	55	36
Valuation allowance	(23)	(15)

Net deferred tax asset	32	21

Liabilities
Property, plant and equipment	(28)	(24)
Unrepatriated earnings of foreign subsidiaries	(20)	(19)
Intangibles	(20)	(17)

Gross deferred tax liabilities	(68)	(60)

Net deferred tax liability	$(36)	$(39)

The Company’s deferred tax assets primarily include foreign net operating loss carryforwards. As of December 31, 2009, the net operating loss carryforwards available are $107, related primarily to the UK. These net operating loss carryforwards have an unlimited carryover and do not expire. A valuation allowance of $23 has been provided against the foreign attributes.

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

Unrecognized Tax Benefits

Effective January 1, 2007, the Company adopted guidance related to accounting for uncertainty in income taxes. Upon adoption of this guidance, the Company reversed a tax contingency recorded in prior periods which increased Retained Earnings $2 for the cumulative effect of adoption. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008
Balance at beginning of year	$9	$—
Additions based on tax positions related to the current year	1	9
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	(6)	—
Settlements	—	—

Balance at end of year	$4	$9

During the year ended December 31, 2009, the company decreased its amount of unrecognized tax benefits by $5 for various intercompany transactions related to current year tax positions and prior year changes in estimates. The Company did not recognize any interest or penalties for the years ended December 31, 2009, 2008 and 2007.

$4 of unrecognized tax benefits, if recognized, would affect the effective tax rate. The Company does not anticipate any significant increases or decreases to the total amount of the unrecognized tax benefits within the next 12 months.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of

Hexion Specialty Chemicals Canada, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholder’s equity (deficit) and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of Hexion Specialty Chemicals Canada, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Columbus, Ohio

March 8, 2010