Form 10-Q
period 2010-03-31
HEXION SPECIALTY CHEMICALS, INC.
filed 2010-05-12
CIK 13239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on May 1, 2010: 82,556,847

HEXION SPECIALTY CHEMICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

	Three months ended March 31,
(In millions)	2010	2009
Net sales	$1,174	$914
Cost of sales	1,026	824

Gross profit	148	90
Selling, general and administrative expense	81	83
Terminated merger and settlement income, net	(8)	(30)
Other operating expense, net	8	25

Operating income	67	12
Interest expense, net	63	64
Gain on extinguishment of debt	—	(168)
Other non-operating expense (income), net	7	(4)

(Loss) income before income tax	(3)	120
Income tax expense	5	3

(Loss) income before earnings from unconsolidated entities	(8)	117
Earnings from unconsolidated entities, net of taxes	1	—

Net (loss) income	(7)	117
Net income attributable to noncontrolling interest	—	(1)

Net (loss) income attributable to Hexion Specialty Chemicals, Inc.	$(7)	$116

Comprehensive (loss) income attributable to Hexion Specialty Chemicals, Inc.	$(33)	$82

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

(In millions, except share data)	March 31, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents (including restricted cash of $4 and $7, respectively)	$155	$142
Short-term investments	12	10
Accounts receivable (net of allowance for doubtful accounts of $23 and $25, respectively)	639	478
Inventories:
Finished and in-process goods	297	264
Raw materials and supplies	128	115
Other current assets	86	84

Total current assets	1,317	1,093

Other assets, net	139	104
Property and equipment
Land	99	110
Buildings	316	322
Machinery and equipment	2,294	2,368

	2,709	2,800
Less accumulated depreciation	(1,343)	(1,360)

	1,366	1,440
Goodwill	167	177
Other intangible assets, net	150	159

Total assets	$3,139	$2,973

Liabilities and Deficit
Current liabilities
Accounts and drafts payable	$554	$481
Debt payable within one year	81	78
Affiliated debt payable	4	4
Interest payable	56	36
Income taxes payable	36	42
Accrued payroll and incentive compensation	59	50
Other current liabilities	182	197

Total current liabilities	972	888

Long-term liabilities
Long-term debt	3,465	3,328
Affiliated long-term debt	100	100
Long-term pension and post employment benefit obligations	225	233
Deferred income taxes	117	120
Other long-term liabilities	127	128
Advance from affiliates	225	225

Total liabilities	5,231	5,022

Commitments and contingencies (See Note 8)

Deficit
Common stock—$0.01 par value; 300,000,000 shares authorized, 170,605,906 issued and 82,556,847 outstanding at March 31, 2010 and December 31, 2009	1	1
Paid-in capital	508	507
Treasury stock, at cost—88,049,059 shares	(296)	(296)
Note receivable from parent	(24)	(24)
Accumulated other comprehensive income	73	99
Accumulated deficit	(2,358)	(2,350)

Total Hexion Specialty Chemicals, Inc. shareholder’s deficit	(2,096)	(2,063)
Noncontrolling interest	4	14

Total deficit	(2,092)	(2,049)

Total liabilities and deficit	$3,139	$2,973

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

	Three months ended March 31,
(In millions)	2010	2009
Cash flows (used in) provided by operating activities
Net (loss) income	$(7)	$117
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	43	44
Gain on extinguishment of debt	—	(168)
Pushdown of recovery of expense paid by shareholder	—	(15)
Loss on disposal of assets, net of tax	—	3
Deferred tax benefit	—	(3)
Write-off of deferred financing fees	7	—
Other non-cash adjustments	4	12
Net change in assets and liabilities:
Accounts receivable	(171)	113
Inventories	(58)	84
Accounts and drafts payable	91	(9)
Income taxes payable	(3)	3
Other assets, current and non-current	(15)	1
Other liabilities, current and long-term	18	(25)

Net cash (used in) provided by operating activities	(91)	157

Cash flows used in investing activities
Capital expenditures	(21)	(27)
Capitalized interest	(1)	(1)
(Purchases of) proceeds from matured debt securities	(2)	3
Change in restricted cash	3	(7)
Deconsolidation of variable interest entities	(4)	—
Proceeds from the sale of assets	8	1

Net cash used in investing activities	(17)	(31)

Cash flows provided by (used in) financing activities
Net short-term debt borrowings (repayments)	3	(2)
Borrowings of long-term debt	1,151	40
Repayments of long-term debt	(998)	(246)
Net borrowings of affiliated debt	—	104
Deconsolidation of noncontrolling interest in variable interest entity	—	(24)
Long-term debt and credit facility financing fees	(32)	—
Payments of dividends on common stock	—	(9)

Net cash provided by (used in) financing activities	124	(137)

Effect of exchange rates on cash and cash equivalents	—	(2)
Increase (decrease) in cash and cash equivalents	16	(13)
Cash and cash equivalents (unrestricted) at beginning of period	135	121

Cash and cash equivalents (unrestricted) at end of period	$151	$108

Supplemental disclosures of cash flow information
Cash paid (received) for:
Interest, net	$42	$62
Income taxes, net of cash refunds	8	(1)

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF DEFICIT AND COMPREHENSIVE LOSS

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

(In millions)	Common Stock	Paid-in Capital	Treasury Stock	Note Receivable From Parent	Accumulated Other Comprehensive Income (a)	Accumulated Deficit	Noncontrolling Interest	Total
Balance at December 31, 2009	$1	$507	$(296)	$(24)	$99	$(2,350)	$14	$(2,049)
Net loss	—	—	—	—	—	(7)	—	(7)
Net losses on cash flow hedges reclassified to income	—	—	—	—	6	—	—	6
Loss recognized in comprehensive income from pension and postretirement benefits, net of tax	—	—	—	—	(1)	—	—	(1)
Translation adjustments	—	—	—	—	(31)	—	—	(31)

Comprehensive loss								(33)

Stock-based compensation expense	—	1	—	—	—	—	—	1
Impact of adoption of new accounting guidance for variable interest entities (See Note 2)	—	—	—	—	—	(1)	(10)	(11)

Balance at March 31, 2010	$1	$508	$(296)	$(24)	$73	$(2,358)	$4	$(2,092)

(a)	Accumulated other comprehensive income at March 31, 2010 represents $165 of net foreign currency translation gains, net of tax, $14 of net deferred losses on cash flow hedges, and a $78 unrealized loss, net of tax, related to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement plans. Accumulated other comprehensive income at December 31, 2009 represents $196 of net foreign currency translation gains, net of tax, $20 of net deferred losses on cash flow hedges, and a $77 unrealized loss, net of tax, related to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement benefit plans.

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

Basis of Presentation—The unaudited Condensed Consolidated Financial Statements include the accounts of the Company, its majority-owned subsidiaries in which minority shareholders hold no substantive participating rights, and variable interest entities (“VIEs”) in which the Company has a controlling financial interest. Intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, all adjustments consisting of normal, recurring adjustments, except for the adoption of new accounting standards discussed below, considered necessary for a fair statement, have been included. Results for the interim periods are not necessarily indicative of results for the entire year.

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

Transfers of Financial Assets—The Company executes factoring and sales agreements with respect to its trade accounts receivable to support its working capital requirements. The Company accounts for these transactions as either sales-type or financing-type transfers of financial assets based on the terms and conditions of each agreement. For the portion of the sales price that is deferred in a reserve account and subsequently collected, the Company’s policy is to classify the cash in-flows as cash flows from operating activities as the predominant source of the cash flows pertains to the Company’s trade accounts receivable. The Company retains the servicing rights on the transfers of accounts receivable and measures these rights at fair value, if material. See Note 5.

Subsequent Events—The Company has evaluated events and transactions subsequent to March 31, 2010 through the time that it files its unaudited Condensed Consolidated Financial Statements.

Reclassifications—Certain prior period balances have been reclassified to conform with current presentations.

Recently Issued Accounting Standards

Newly Adopted Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 166, Accounting for Transfers of Financial Assets which was codified in December 2009 as Accounting Standards update No. 2009-16: Accounting for Transfers of Financial Assets (“ASU 2009-16”). ASU 2009-16 removes the concept of a qualifying special-purpose entity (“QSPE”) and as a result eliminates the scope exception for QSPE’s. ASU 2009-16 also changes the criteria for a transfer of financial assets to qualify as a sales-type transfer. The Company adopted ASU 2009-16 on January 1, 2010. The adoption of ASU 2009-16 did not have a material impact on the Company’s unaudited Condensed Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) which was codified in December 2009 as Accounting Standards Update No. 2009-17: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 amends current guidance requiring an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. The Company adopted ASU 2009-17 on January 1, 2010. Under the new guidance, for two of the Company’s VIEs, the Company does not have the power to direct the activities that most significantly impact the VIEs’ economic performance, and therefore, the Company does not have a controlling financial interest in these VIEs. As a result of the adoption of this guidance, the Company deconsolidated two VIEs from its unaudited Condensed Consolidated Financial Statements, including its foundry joint venture between the Company and Delta-HA, Inc (“HAI”). The deconsolidation resulted in a net decrease in assets of $19, liabilities of $8 and noncontrolling interest of $10 and an increase to Accumulated deficit of $1 for the cumulative effect of adoption on January 1, 2010.

3. Productivity Program

At March 31, 2010, the Company has $92 of in-process productivity savings to properly align its cost structure, previously announced in response to the then challenging economic environment. The Company estimates that the remainder of these cost reduction activities will occur over the next fifteen months. The net costs to achieve these productivity savings is estimated at $51, including remaining restructuring costs described below and expected capital expenditures related to productivity savings programs.

A reconciliation of in-process productivity savings at December 31, 2009 to in-process productivity savings at March 31, 2010 follows:

In-process productivity savings at December 31, 2009	$125
Incremental productivity savings achieved in 2010	(33)

In-process productivity savings at March 31, 2010	$92

The following table summarizes restructuring information by type of cost:

	Workforce reductions	Site closure costs	Other projects	Total
Restructuring costs expected to be incurred	$65	$21	$8	$94
Cumulative restructuring costs incurred at March 31, 2010	49	10	3	62

Accrued liability at December 31, 2009	$22	$—	$—	$22
Restructuring charges	3	1	1	5
Payments	(7)	(1)	(1)	(9)

Accrued liability at March 31, 2010	$18	$—	$—	$18

Workforce reduction costs primarily relate to employee termination costs and are accounted for under the guidance for nonretirement postemployment benefits or as exit and disposal costs, as applicable. During the three months ended March 31, 2010 and March 31, 2009, restructuring charges of $5 and $14, respectively, were recorded in Other operating expense, net on the unaudited Condensed Consolidated Statements of Operations. At March 31, 2010 and December 31, 2009, the Company had accrued $18 and $22, respectively, for restructuring liabilities in Other current liabilities in the unaudited Condensed Consolidated Balance Sheets.

The following table summarizes restructuring information by reporting segment:

	Epoxy and Phenolic Resins	Formaldehyde and Forest Products	Coatings and Inks	Corporate and Other	Total
Restructuring costs expected to be incurred	$42	$5	$38	$9	$94
Cumulative restructuring costs incurred at March 31, 2010	26	4	25	7	62

Accrued liability at December 31, 2009	$15	$2	$2	$3	$22
Restructuring charges	4	—	1	—	5
Payments	(5)	—	(3)	(1)	(9)

Accrued liability at March 31, 2010	$14	$2	$—	$2	$18

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

During the three months ended March 31, 2010 the Company recognized expense under the Management Consulting Agreement of $1. This amount is included in Other operating expense, net in the Company’s unaudited Condensed Consolidated Statements of Operations.

Financing Agreements

In connection with the terminated Huntsman merger and related litigation settlement agreement and release among the Company, Huntsman and other parties entered into on December 14, 2008, the Company paid Huntsman $225. The settlement payment was funded to the Company by an advance from Apollo, while reserving all rights with respect to reallocation of the payments to other affiliates of Apollo. Under the provisions of the settlement agreement and release, the Company is contractually obligated to reimburse Apollo for any insurance recoveries on the $225 settlement payment, net of expense incurred in obtaining such recoveries. Apollo has agreed that the payment of any such insurance recoveries will satisfy the Company’s obligation to repay amounts received under the $225 advance. The Company has recorded the $225 settlement payment advance as a long-term liability at March 31, 2010. As of March 31, 2010 the Company has not recovered any insurance proceeds related to the $225 settlement payment.

Certain affiliates of Apollo have entered into a commitment letter with the Company and Hexion LLC, the Company’s parent, pursuant to which they committed to purchase $200 in preferred units and warrants of Hexion LLC by December 31, 2011. Prior to the purchase of all the preferred units and warrants, certain affiliates of Apollo have committed to provide liquidity facilities to Hexion LLC or the Company on an interim basis. The aggregate liquidity facilities outstanding, together with the purchase price for any purchased preferred units and warrants, will at no time exceed $200. In connection therewith, in 2009, certain affiliates of Apollo extended a $100 term loan to the Company. In addition, in March 2010 the Company sold $100 of trade accounts receivable to affiliates of Apollo for net cash of $90 ($10 remains held in a reserve account at March 31, 2010). See Note 5 for a description of the Company’s sale of trade accounts receivable. See Note 7 for a description of the Company’s affiliated financing activities. The available borrowings under these liquidity facilities at March 31, 2010 were $10. This amount will increase on a dollar for dollar basis as the $100 of sold receivables are collected.

Purchase of Hexion LLC debt

In 2009, the Company purchased $180 in face value of the outstanding LLC PIK Facility for $24, including accrued interest. The loan receivable from Hexion LLC has been recorded at its acquisition value of $24 as a reduction in the unaudited Condensed Consolidated Statement of Deficit and Comprehensive Loss as Hexion LLC is the Company’s parent. In addition, at March 31, 2010 the Company has not recorded accretion of the purchase discount or interest income as ultimate receipt of these cash flows is under the control of Hexion LLC. The Company will continue to assess the collectibility of these cash flows to determine future amounts to record, if any.

Other Transactions

The Company sells products to certain Apollo affiliates. These sales were less than $1 and $1 for the three months ended March 31, 2010 and 2009, respectively. Accounts receivable from these affiliates were less than $1 at March 31, 2010 and December 31, 2009. The Company also purchases raw materials and services from certain Apollo affiliates. These purchases were $2 and $1 for the three months ended March 31, 2010 and 2009, respectively. The Company had accounts payable to Apollo and affiliates of $4 and $2 at March 31, 2010 and December 31, 2009, respectively.

The Company sells finished goods to and purchases raw materials from HAI. The Company also provides toll-manufacturing and other services to HAI. Prior to 2010 and the adoption of ASU 2009-17, HAI was consolidated in the Company’s unaudited Condensed Consolidated Financial Statements and these transactions were eliminated in consolidation. Beginning in 2010, the Company’s investment in HAI is recorded under the equity method of accounting and the related sales and purchases are not eliminated from the Company’s unaudited Condensed Consolidated Financial Statements. Any profit on these transactions is eliminated in the Company’s unaudited Condensed Consolidated Financial Statements to the extent of the Company’s 50% interest in HAI. Sales to and services provided to HAI were $21 and purchases from HAI were $10 for the three months ended March 31, 2010. The Company had accounts receivable from HAI of $14 and accounts payable to HAI of $5 at March 31, 2010. In addition, the Company has a dividend receivable from HAI of $4 at March 31, 2010.

The Company’s purchase contracts with HAI represent a significant portion of HAI’s total revenue. In addition, the Company has pledged its member interest in HAI as collateral on HAI’s revolving line of credit. These factors result in the Company absorbing the majority of the risk to potential losses or gains from a majority of the expected returns. As of March 31, 2010 the carrying value of HAI’s assets and liabilities were $43 and $27, respectively.

The Company has a loan receivable from its unconsolidated forest products joint venture in Russia of $4 as of March 31, 2010.

5. Transfers of Financial Assets

In March 2010, the Company entered into accounts receivable purchase and sale agreements to sell $100 of its trade accounts receivable to affiliates of Apollo on terms which management believes were more favorable to the Company than could have been obtained from an independent third party. Under the terms of the agreements, the receivables are sold at a discount relative to their carrying value in exchange for all interests in such receivables. The Company retains the obligation to service the collection of the receivables on the purchasers’ behalf for which the Company is paid a fee, and the purchasers defer payment of a portion of the receivable purchase price and establish a reserve account with the proceeds. The reserve account is used to reimburse the purchasers for credit and collection risk. The remaining amounts are paid to the Company after receipt of all collections on the purchased receivables. Other than amounts held in the reserve account, the purchasers bear all credit risk on the purchased receivables.

These accounts receivable purchase and sale agreements were accounted for as sales-type transfers. The losses recorded on these sales were less than $1 for the three months ended March 31, 2010 and are included in Other operating expense, net in the unaudited Condensed Consolidated Statements of Operations. Servicing fees were less than $1 for the three months ended March 31, 2010.

6. Fair Value and Financial Instruments

Fair Value

Fair value measurement provisions establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. This guidance describes three levels of inputs that may be used to measure fair value:

•	Level 1: Inputs are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date.

•	Level 3: Unobservable inputs, for example, inputs derived through extrapolation or interpolation that cannot be corroborated by observable market data.

Recurring Fair Value Measurements

Following is a summary of assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009:

	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
March 31, 2010
Derivative liabilities	$(1)	$(26)	$—	$(27)

December 31, 2009
Derivative liabilities	—	(35)	—	(35)

Level 1 primarily consists of financial instruments traded on exchange or futures markets. Level 2 includes those derivative instruments transacted primarily in over the counter markets.

The Company calculates the fair value of its derivative liabilities using quoted market prices whenever available. When quoted market prices are not available, the Company uses standard pricing models with market-based inputs, adjusted for nonperformance risk. When its financial instruments are in a liability position, the Company evaluates its credit risk as a component of fair value. At March 31, 2010 and December 31, 2009, the Company reduced its derivative liabilities by $1 for its nonperformance risk. As a significant portion of the Company’s derivative liabilities are cash flow hedges, less than $1 and $1 was recognized in Accumulated other comprehensive income at March 31, 2010 and December 31, 2009, respectively.

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

In January 2007, the Company entered into an interest rate swap agreement. This swap is designed to offset the cash flow variability that results from interest rate fluctuations on the Company’s variable rate debt. The Company accounts for the swap as a qualifying cash flow hedge.

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

The following tables summarize the Company’s derivative financial instruments:

		March 31, 2010		December 31, 2009
Liability Derivatives	Balance Sheet Location	Notional Amount	Fair Value Liability	Notional Amount	Fair Value Liability
Derivatives designated as hedging instruments
Interest Rate Swaps
Interest swap – 2007	Other current liabilities	600	(22)	650	(28)

Total derivatives designated as hedging instruments			$(22)		$(28)

Derivatives not designated as hedging instruments
Foreign Exchange and Interest Rate Swaps
Cross-Currency and Interest Rate Swap	Other current liabilities	$25	$(3)	$25	$(5)
Interest Rate Swap
Interest swap – Australia Multi-Currency Term	Other current liabilities	22	—	23	(1)
Commodity Contracts
Electricity contracts	Other current liabilities	7	(1)	3	(1)
Natural gas contracts	Other current liabilities	1	—	1	—
Natural gas futures	Other current liabilities	3	(1)	3	—

Total derivatives not designated as hedging instruments			$(5)		$(7)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in OCI on Derivative for the three months ended:		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income for the three months ended:
	March 31, 2010	March 31, 2009		March 31, 2010	March 31, 2009
Interest Rate Swaps
Interest swap – 2006	$—	$—	Interest expense, net	$—	$(4)
Interest swap – 2007	(1)	(1)	Interest expense, net	(7)	(3)

Total	$(1)	$(1)		$(7)	$(7)

Derivatives Not Designated as Derivative Instruments	Amount of Gain (Loss) Recognized in Income on Derivative for the three months ended:		Location of Gain (Loss) Recognized in Income on Derivative
	March 31, 2010	March 31, 2009
Foreign Exchange and Interest Rate Swaps
Cross-Currency and Interest Rate Swap	$2	$1	Other non-operating expense, net
Interest Rate Swap
Interest swap – Australia Multi-Currency Term	—	—	Other non-operating expense, net
Commodity Contracts
Electricity contracts	—	(1)	Cost of sales
Natural gas contracts	—	—	Cost of sales
Natural gas futures	(1)	(1)	Cost of sales

Total	$1	$(1)

Non-derivative Financial Instruments

The following table summarizes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt	$3,650	$3,488	$3,510	$3,059

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

7. Debt Obligations

Debt outstanding at March 31, 2010 and December 31, 2009 is as follows:

	March 31, 2010		December 31, 2009
	Long- Term	Due Within One Year	Long- Term	Due Within One Year
Non-affiliated debt:
Senior Secured Credit Facilities:
Revolving facility due 2011	$—	$—	$36	$—
Floating rate term loans due 2013	462	11	2,211	23
Floating rate term loans due 2015	937	12	—	—
Senior Secured Notes:
8.875% senior secured notes due 2018 (includes $7 of unamortized debt discount)	993	—	—	—
Floating rate second-priority senior secured notes due 2014	120	—	120	—
9.75% second-priority senior secured notes due 2014	533	—	533	—
Debentures:
9.2% debentures due 2021	74	—	74	—
7.875% debentures due 2023	189	—	189	—
8.375% sinking fund debentures due 2016	62	—	62	—
Other Non-affiliated Borrowings:
Australia Multi-Currency Term / Working Capital Facility due 2011	42	9	46	8
Brazilian bank loans	31	44	30	35
Capital leases	14	1	14	1
Other	8	4	13	11

Total non-affiliated debt	3,465	81	3,328	78
Affiliated debt:
Affiliated borrowings due on demand	—	4	—	4
Affiliated term loan due 2011	100	—	100	—

Total affiliated debt	100	4	100	4

Total debt	$3,565	$85	$3,428	$82

Refinancing Transactions

In late December 2009 and January 2010, the Company extended its $200 revolving facility commitments from lenders under the Senior Secured Credit Facility, which will take effect upon the May 31, 2011 maturity of the existing revolving facility commitments. The new commitments will extend the availability of the revolving facility to February 2013.

In January 2010, through the Company’s wholly owned finance subsidiaries, Hexion U.S. Finance Corp. and Hexion Nova Scotia Finance, ULC, the Company sold $1,000 aggregate principal amount of 8.875% senior secured notes due 2018. The Company used the net proceeds of $993 ($1,000 less original issue discount of $7) from the issuance to repay $800 of its U.S. term loans under the Senior Secured Credit Facility, pay certain related transaction costs and expenses and provide incremental liquidity of $162. The 8.875% senior secured notes are secured by the same collateral as the Company’s existing second-priority senior secured notes, but the priority of the collateral liens securing the 8.875% senior secured notes is senior to the collateral liens securing the existing second-priority senior secured notes, and is junior to the collateral liens securing the Company’s Senior Secured Credit Facility.

In addition to, and in connection with the issuance of the $1,000 aggregate principal amount of 8.875% notes, the Company entered into an amendment of its Senior Secured Credit Facilities. Under the amendment and restatement, the Company extended the maturity of approximately $959 of its Senior Secured Credit Facility term loans from May 5, 2013 to May 5, 2015 and increased the interest rate with respect to such term loans from LIBOR plus 2.25% to LIBOR plus 3.75%. Collectively, both the issuance of the $1,000 aggregate principal amount 8.875% senior secured notes and the amendment of the Senior Secured Facilities are referred to as the “January Refinancing Transactions.”

In the first quarter of 2010 the Company incurred $31 in fees related to the January Refinancing Transactions, of which $29 were deferred and are recorded in Other assets, net in the unaudited Condensed Consolidated Balance Sheets. The deferred fees will be amortized over the contractual life of the respective debt obligations. The remaining $2 in fees were expensed as incurred and are included in Other operating expense, net in the unaudited Condensed Consolidated Statements of Operations. Additionally, $7 in unamortized deferred financing fees were written-off related to the $800 of U.S. term loans under the Senior Secured Credit Facility that were repaid and extinguished. These fees are included in Other non-operating expense, net in the unaudited Condensed Consolidated Statements of Operations.

Senior Secured Credit Facilities

The terms of the amended Senior Secured Credit Facilities include a term loan facility with maturities in 2013 and 2015, a $50 synthetic letter of credit facility (“LOC”), access to a $225 revolving credit facility through May 2011 and access to a $200 revolving credit facility from May 2011 through February 2013.

The facilities are subject to an earlier maturity date, on any date that more than $200 in the aggregate principal amount of certain of the Company’s debt will mature within 91 days of that date. Repayment of 1% total per year of the term loan and LOCs must be made (in the case of the term loan facility, quarterly, and in the case of the LOC, annually) with the balance payable at the final maturity date. Further, the Company may be required to make additional repayments on the term loan, upon specific events, or if excess cash flow is generated. The terms of the Senior Secured Credit Facilities also include $200 in available incremental term loan borrowings.

The interest rates for term loans to the Company under the amended Senior Secured Credit Facilities are based on, at the Company’s option, (a) adjusted LIBOR plus 2.25% for term loans maturing 2013 and 3.75% for term loans maturing 2015 or (b) the higher of (i) JPMorgan Chase Bank, N.A.’s (JPMCB) prime rate or (ii) the Federal Funds Rate plus 0.50%, in each case plus 0.75% for term loans maturing 2013 and 2.25% for term loans maturing 2015. Term loans to the Company’s Netherlands subsidiary are at the Company’s option; (a) EURO LIBOR plus 2.25% for term loans maturing 2013 or 3.75% for term loans maturing 2015 or (b) the rate quoted by JPMCB as its base rate for those loans plus 0.75% for term loans maturing 2013 and 2.25% for term loans maturing 2015.

The amended Senior Secured Credit Facilities have commitment fees (other than with respect to the LOC) equal to 0.50% per year of the unused line plus a fronting fee of 0.25% of the aggregate face amount of outstanding letters of credit. The LOC has a commitment fee of 0.10% per year.

The interest rate for the revolving credit facility through May 2011 bears interest at adjusted LIBOR plus 2.50%. The extended revolving loans will bear interest at a rate of LIBOR plus 4.50%. The Company is also required to pay a 2% ticking fee on committed amounts for the extended revolver, payable quarterly through May 2011. Available borrowings under the amended Senior Secured Credit Facilities were $218 at March 31, 2010.

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

The credit agreement contains, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the Amended Senior Secured Credit Facilities may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of representation or warranty, covenant defaults, events of bankruptcy and a change of control. The Senior Secured Credit Facilities also contain cross-acceleration and cross default provisions. Accordingly, events of default under certain other foreign debt agreements could result in the Company’s outstanding debt becoming immediately due and payable.

Affiliated Debt

In 2009, the Company borrowed $100 in term loans from affiliates of Apollo which will mature on December 31, 2011 with interest at adjusted LIBOR plus 2.25%. In 2009, the Company borrowed $4 from an affiliate of Apollo which is due upon demand. The weighted average interest rate of affiliated borrowings at March 31, 2010 was 2.6%. Proceeds from the loans were used for general corporate purposes.

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

The following table summarizes all probable environmental remediation, indemnification and restoration liabilities, including related legal expenses, at March 31, 2010 and December 31, 2009:

	Number of Sites		Liability		Range of Reasonably Possible Costs
Site Description	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009	Low	High
Geismar, LA	1	1	$17	$17	$10	$25
Superfund and offsite landfills – allocated share:
Less than 1%	27	27	1	1	1	2
Equal to or greater than 1%	12	12	7	7	5	13
Currently-owned	22	22	10	11	6	19
Formerly-owned:
Remediation	10	10	2	2	2	12
Monitoring only	7	7	1	1	1	2

	79	79	$38	$39	$25	$73

These amounts include estimates for unasserted claims that the Company believes are probable of loss and reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of a range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. At March 31, 2010 and December 31, 2009, $13 has been included in Other current liabilities in the unaudited Condensed Consolidated Balance Sheets with the remaining amount included in Other long-term liabilities.

Following is a discussion of the Company’s environmental liabilities and the related assumptions at March 31, 2010:

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

Non-Environmental Legal Matters

The Company is involved in various legal proceedings in the ordinary course of business and has reserves of $30 and $29 at March 31, 2010 and December 31, 2009, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable. At March 31, 2010 and December 31, 2009, $26 has been included in Other current liabilities in the unaudited Condensed Consolidated Balance Sheets with the remaining amount included in Other long-term liabilities.

Following is a discussion of significant non-environmental legal proceedings:

Matters Related to the Terminated Merger Agreement with Huntsman Corporation—

On July 17, 2008, an individual Huntsman shareholder filed suit against the Company, Craig O. Morrison, President and Chief Executive Officer, and Joshua J. Harris, Director, in the United States District Court in the Southern District of New York related to matters arising out of the Huntsman Agreement (the “New York Shareholder Action”). The plaintiff in the New York Shareholder Action sought to represent a class of purchasers of Huntsman common stock between May 14, 2008 and June 18, 2008 (the “Class Period”). The complaint alleged that the defendants disseminated false and misleading statements and failed to disclose material facts regarding the merger during the Class Period in violation of U.S. securities laws. In October 2009, the parties reached a settlement agreement which includes payment by the Company of $18 which the Company has accrued. In January 2010, the Company negotiated a resolution with its director and officer liability insurance carrier for payment of $8 of the total settlement and recorded the resolution in the three months ended March 31, 2010. The amount is included in Terminated merger and settlement income, net in the unaudited Condensed Consolidated Statements of Operations.

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

Brazil Tax Claim—In 1992, the State of Sao Paulo Administrative Tax Bureau issued an assessment against the Company’s Brazilian subsidiary claiming that excise taxes were owed on certain intercompany loans made for centralized cash management purposes. These loans were characterized by the Tax Bureau as intercompany sales. Since that time, management and the Tax Bureau have held discussions and the subsidiary filed an administrative appeal seeking cancellation of the assessment. The Administrative Court upheld the assessment in December 2001. In 2002, the subsidiary filed a second appeal with the highest-level Administrative Court, again seeking cancellation of the assessment. In February 2007, the highest-level Administrative Court upheld the assessment. The Company requested a review of this decision. On April 23, 2008, the Brazilian Administrative Tax Tribunal issued its final decision upholding the assessment against the subsidiary. The Company filed an Annulment action in the Brazilian Judicial Courts in May 2008 along with a request for an injunction to suspend the tax collection. The injunction was denied but the Annulment action is being pursued. The Company has pledged certain properties and assets in Brazil during the pendency of the Annulment action in lieu of paying the assessment. The Company continues to believe it has a strong defense against the assessment and does not believe a loss contingency is probable. At March 31, 2010, the amount of the assessment, including tax, penalties, monetary correction and interest, is 65 Brazilian reais, or approximately $36.

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

9. Pension and Postretirement Expense

Following are the components of net pension and postretirement expense (benefit) recognized by the Company for the three months ended March 31, 2010 and 2009:

	Pension Benefits				Non-Pension Postretirement Benefits
	Three months ended March 31,				Three months ended March 31,
	2010		2009		2010		2009
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1	$2	$2	$2	$—	$—	$—	$—
Interest cost on projected benefit obligation	4	4	4	4	—	—	—	—
Expected return on assets	(4)	(3)	(4)	(2)	—	—	—	—
Amortization of prior service cost	—	—	—	—	(3)	—	(3)	—
Recognized actuarial loss (gain)	2	—	3	—	—	—	—	—
Curtailment loss	—	—	1	—	—	—	—	—

Net expense (benefit)	$3	$3	$6	$4	$(3)	$—	$(3)	$—

The curtailment loss recognized in 2009 relates to the Company’s productivity program described in Note 3.

10. Summarized Financial Information of Unconsolidated Affiliates

Summarized financial information of the unconsolidated affiliate HAI for the quarter ended March 31, 2010 is as follows:

Net sales	$30
Gross profit	6
Pre-tax income	3
Net income	3

The comparative data for the three months ended March 31, 2009 has been omitted, as HAI was consolidated within the Company’s unaudited Condensed Consolidated Financial Statements during this period.

11. Segment Information

Effective January 1, 2010, the Company made certain changes to its internal reporting structure. Additionally, on January 1, 2010, upon the adoption of new accounting guidance related to the consolidation of variable interest entities, the Company deconsolidated HAI, its foundry applications joint venture between the Company and Delta-HA, Inc., from its unaudited Condensed Consolidated Financial Statements. These changes caused the Company to re-evaluate its reportable segments. Effective in the first quarter of 2010, the results of the Company’s oil field products applications and the equity earnings in its HAI joint venture are included within its Epoxy and Phenolic Resins segment. Previously the results of these businesses were reported in the Performance Products segment.

The Company’s business segments are based on the products that the Company offers and the markets that it serves. At March 31, 2010, the Company had three reportable segments: Epoxy and Phenolic Resins, Formaldehyde and Forest Products Resins and Coatings and Inks. A summary of the major products of the Company’s reportable segments follows:

•	Epoxy and Phenolic Resins: epoxy specialty resins, oil field products, versatic acids and derivatives, basic epoxy resins and intermediates and phenolic specialty resins and molding compounds

•	Formaldehyde and Forest Products Resins: forest products resins and formaldehyde applications

•	Coatings and Inks: polyester resins, alkyds resins, acrylic resins, vinylic resins and ink resins and additives

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

	Three months ended March 31,
	2010	2009
Net Sales to Unaffiliated Customers(1)(2):
Epoxy and Phenolic Resins	$556	$449
Formaldehyde and Forest Product Resins	386	271
Coatings and Inks	232	194

	$1,174	$914

Segment EBITDA(2):
Epoxy and Phenolic Resins	$76	$46
Formaldehyde and Forest Product Resins	42	22
Coatings and Inks	15	1
Corporate and Other	(12)	(8)

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.
(2)	The Company changed its segment reporting in the first quarter of 2010. Prior period balances have been recast to conform to the Company’s current reportable segments.

Reconciliation of Segment EBITDA to Net (Loss) Income:

	Three months ended March 31,
	2010	2009
Segment EBITDA:
Epoxy and Phenolic Resins	$76	$46
Formaldehyde and Forest Product Resins	42	22
Coatings and Inks	15	1
Corporate and Other	(12)	(8)

Reconciliation:
Items not included in Segment EBITDA
Terminated merger and settlement income, net	8	30
Non-cash charges	(9)	(10)
Unusual items:
Losses on divestiture of assets	—	(3)
Business realignments	(8)	(16)
Other	(8)	(3)

Total unusual items	(16)	(22)

Total adjustments	(17)	(2)
Interest expense, net	(63)	(64)
Gain on extinguishment of debt	—	168
Income tax expense	(5)	(3)
Depreciation and amortization	(43)	(44)

Net (loss) income attributable to Hexion Specialty Chemicals, Inc.	(7)	116
Net income attributable to noncontrolling interest	—	1

Net (loss) income	$(7)	$117

Items not included in Segment EBITDA

For the three months ended March 31, 2010, Terminated merger and settlement income, net represents insurance settlements related to the New York Shareholder Action. For the three months ended March 31, 2009, Terminated merger and settlement income, net includes $20 in discounts on certain of the Company’s merger related service provider liabilities and the pushdown of Apollo’s recovery of $15 in insurance proceeds related to the $200 settlement payment made by Apollo that was treated as a pushdown of shareholder expense in 2008, partially offset by legal and consulting costs.

Non-cash charges primarily represent stock-based compensation expense, the write-off of unamortized deferred financing fees associated with the January Refinancing Transactions, accelerated depreciation on closing facilities and unrealized derivative and foreign exchange gains and losses.

Not included in Segment EBITDA are certain non-cash and certain non-recurring income or expenses that are deemed by management to be unusual in nature. For the three months ended March 31, 2010, these items consisted of business realignment costs primarily related to expenses from the Company’s productivity program, realized foreign exchange gains and losses, retention program costs and financing fees incurred as part of the January Refinancing Transactions. For the three months ended March 31, 2009, these items consisted of business realignment costs primarily related to expenses from the Company’s productivity program, realized foreign exchange gains and losses, gain on the settlement of certain Resolution Specialty Materials, Inc. acquisition claims, retention program costs and legal accruals.

12. Guarantor/Non-Guarantor Subsidiary Financial Information

The Company and certain of its U.S. subsidiaries guarantee debt issued by its wholly owned subsidiaries Hexion Nova Scotia, ULC and Hexion U.S. Finance Corporation (together, the “Subsidiary Issuers”), which includes the 8.875% first priority senior secured notes due 2018, the 9.75% second-priority senior secured notes due 2014 and the floating rate second-priority senior secured notes due 2014.

The following information contains the condensed consolidating financial information for Hexion (the parent), the Subsidiary Issuers, the combined subsidiary guarantors (Borden Chemical Investments, Inc., Borden Chemical Foundry, LLC, Lawter International, Inc., HSC Capital Corporation, Borden Chemical International, Inc., Hexion CI Holding Company and Oilfield Technology Group, Inc.) and the combined non-guarantor subsidiaries, which includes all of the Company’s foreign subsidiaries and HAI (prior to the deconsolidation of this entity).

The Subsidiary Issuers and all of the subsidiary guarantors are 100% owned by Hexion. All guarantees are full and unconditional, and are joint and several. There are no significant restrictions on the ability of the Company to obtain funds from its domestic subsidiaries by dividend or loan. While the Company’s Australian, New Zealand and Brazilian subsidiaries are restricted in the payment of dividends and intercompany loans due to the terms of their credit facilities, there are no material restrictions on the Company’s ability to obtain cash from the remaining non-guarantor subsidiaries.

This information includes allocations of corporate overhead to the combined non-guarantor subsidiaries based primarily on net sales. Income tax expense has been provided on the combined non-guarantor subsidiaries based on actual effective tax rates. All other tax expense is reflected in the parent.

HEXION SPECIALTY CHEMICALS, INC.

THREE MONTHS ENDED MARCH 31, 2010

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$526	$—	$—	$750	$(102)	$1,174
Cost of sales	463	—	—	665	(102)	1,026

Gross profit	63	—	—	85	—	148
Selling, general and administrative expense	29	—	—	52	—	81
Terminated merger and settlement income, net	(8)	—	—	—	—	(8)
Other operating expense, net	4	—	—	4	—	8

Operating income	38	—	—	29	—	67
Interest expense, net	25	30	—	8	—	63
Intercompany interest expense (income)	29	(37)	—	8	—	—
Other non-operating expense (income), net	5	3	—	(1)	—	7

(Loss) income before income tax, earnings from unconsolidated entities	(21)	4	—	14	—	(3)
Income tax expense	1	—	—	4	—	5

(Loss) income before earnings from unconsolidated entities	(22)	4	—	10	—	(8)
Earnings from unconsolidated entities, net of taxes	15	—	1	—	(15)	1

Net (loss) income	(7)	4	1	10	(15)	(7)

HEXION SPECIALTY CHEMICALS, INC.

THREE MONTHS ENDED MARCH 31, 2009

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$405	$—	$—	$590	$(81)	$914
Cost of sales	361	—	—	544	(81)	824

Gross profit	44	—	—	46	—	90
Selling, general and administrative expense	29	—	—	54	—	83
Terminated merger and settlement income, net	(30)	—	—	—	—	(30)
Other operating expense, net	11	—	—	14	—	25

Operating income (loss)	34	—	—	(22)	—	12
Interest expense, net	35	19	—	10	—	64
Gain on extinguishment of debt	(21)	(147)	—	—	—	(168)
Intercompany interest expense (income)	20	(20)	—	—	—	—
Other non-operating income, net	—	—	—	(4)	—	(4)

Income (loss) before income tax, earnings from unconsolidated entities	—	148	—	(28)	—	120
Income tax expense (benefit)	5	—	—	(2)	—	3

(Loss) income before earnings from unconsolidated entities	(5)	148	—	(26)	—	117
Earnings from unconsolidated entities, net of taxes	122	—	—	—	(122)	—

Net income (loss)	117	148	—	(26)	(122)	117
Net income attributable to noncontrolling interest	(1)	—	—	—	—	(1)

Net income (loss) attributable to Hexion Specialty Chemicals, Inc.	$116	$148	$—	$(26)	$(122)	$116

HEXION SPECIALTY CHEMICALS, INC.

MARCH 31, 2010

CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents (including restricted cash of $0 and $4, respectively)	$54	$—	$—	$101	$—	$155
Short-term investments	—	—	—	12	—	12
Accounts receivable, net	133	—	9	497	—	639
Inventories:
Finished and in-process goods	141	—	—	156	—	297
Raw materials and supplies	43	—	—	85	—	128
Other current assets	17	—	—	69	—	86

Total current assets	388	—	9	920	—	1,317

Other assets
Investment in subsidiaries	811	—	11	—	(822)	—
Other assets	18	30	8	83	—	139

	829	30	19	83	(822)	139
Property and equipment, net	540	—	—	826	—	1,366
Goodwill	93	—	—	74	—	167
Other intangible assets, net	67	—	—	83	—	150

Total assets	$1,917	$30	$28	$1,986	$(822)	$3,139

Liabilities and (Deficit) Equity
Current liabilities
Accounts and drafts payable	$205	$—	$—	$349	$—	$554
Intercompany accounts (receivable) payable	(16)	(20)	—	36	—	—
Debt payable within one year	19	—	—	62	—	81
Intercompany loans payable (receivable)	337	—	—	(337)	—	—
Loans payable to affiliates	4	—	—	—	—	4
Interest payable	19	35	—	2	—	56
Income taxes payable	9	—	—	27	—	36
Accrued payroll and incentive compensation	24	—	—	35	—	59
Other current liabilities	98	—	—	84	—	182

Total current liabilities	699	15	—	258	—	972
Long-term debt	1,164	1,646	—	655	—	3,465
Affiliated long-term debt	80	—	—	20	—	100
Intercompany loans payable (receivable)	1,609	(1,867)	(15)	273	—	—
Long-term pension and post employment benefit obligations	100	—	—	125	—	225
Deferred income taxes	31	—	—	86	—	117
Other long-term liabilities	105	—	—	22	—	127
Advance from affiliates	225	—	—	—	—	225

Total liabilities	4,013	(206)	(15)	1,439	—	5,231

Total Hexion Specialty Chemicals, Inc. shareholders (deficit) equity	(2,096)	236	43	543	(822)	(2,096)
Noncontrolling interest	—	—	—	4	—	4

Total (deficit) equity	(2,096)	236	43	547	(822)	(2,092)

Total liabilities and (deficit) equity	$1,917	$30	$28	$1,986	$(822)	$3,139

HEXION SPECIALTY CHEMICALS, INC.

DECEMBER 31, 2009

CONDENSED CONSOLIDATING BALANCE SHEET

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents (including restricted cash of $0 and $7, respectively)	$22	$—	$—	$120	$—	$142
Short-term investments	—	—	—	10	—	10
Accounts receivable, net	55	—	—	423	—	478
Inventories:
Finished and in-process goods	129	—	—	135	—	264
Raw materials and supplies	40	—	—	75	—	115
Other current assets	23	—	—	61	—	84

Total current assets	269	—	—	824	—	1,093

Other assets
Investment in subsidiaries	831	—	23	—	(854)	—
Other assets	33	6	—	65	—	104

	864	6	23	65	(854)	104
Property and equipment, net	549	—	—	891	—	1,440
Goodwill	94	—	—	83	—	177
Other intangible assets, net	69	—	—	90	—	159

Total assets	$1,845	$6	$23	$1,953	$(854)	$2,973

Liabilities and (Deficit) Equity
Current liabilities
Accounts and drafts payable	$161	$—	$—	$320	$—	$481
Intercompany accounts (receivable) payable	(13)	(4)	—	17	—	—
Debt payable within one year	22	—	—	56	—	78
Intercompany loans payable (receivable)	360	—	(5)	(355)	—	—
Loans payable to affiliates	4	—	—	—	—	4
Interest payable	27	7	—	2	—	36
Income taxes payable	9	—	—	33	—	42
Accrued payroll and incentive compensation	20	—	—	30	—	50
Other current liabilities	106	—	—	91	—	197

Total current liabilities	696	3	(5)	194	—	888
Long-term debt	1,970	653	—	705	—	3,328
Affiliated long-term debt	80	—	—	20	—	100
Intercompany loans payable (receivable)	683	(868)	(14)	199	—	—
Long-term pension and post employment benefit obligations	102	—	—	131	—	233
Deferred income taxes	39	—	—	81	—	120
Other long-term liabilities	101	—	—	27	—	128
Advance from affiliates	225	—	—	—	—	225

Total liabilities	3,896	(212)	(19)	1,357	—	5,022

Total Hexion Specialty Chemicals, Inc. shareholders (deficit) equity	(2,063)	218	42	594	(854)	(2,063)
Noncontrolling interest	12	—	—	2	—	14

Total (deficit) equity	(2,051)	218	42	596	(854)	(2,049)

Total liabilities and (deficit) equity	$1,845	$6	$23	$1,953	$(854)	$2,973

HEXION SPECIALTY CHEMICALS, INC.

THREE MONTHS ENDED MARCH 31, 2010

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Hexion Specialty Chemicals, Inc.		Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(195	)(a)	$31	$—	$73	(a)	$—	$(91)

Cash flows provided by (used in) investing activities
Capital expenditures	(10)		—	—	(11)		—	(21)
Capitalized interest	—		—	—	(1)		—	(1)
Purchases of investments	—		—	—	(2)		—	(2)
Change in restricted cash	—		—	—	3		—	3
Proceeds from the return of capital from subsidiary	90	(a)	—	—	—		(90)	—
Dividend from subsidiary	1		—	(5)	5		(1)	—
Deconsolidation of variable interest entities	—		—	—	(4)		—	(4)
Proceeds from the sale of assets	4		—	—	4		—	8

	85		—	(5)	(6)		(91)	(17)

Cash flows provided by (used in) financing activities
Net short-term debt borrowings (repayments)	(3)		—	—	6		—	3
Borrowings of long-term debt	50		993	—	108		—	1,151
Repayments of long-term debt	(855)		—	—	(143)		—	(998)
Return of capital to parent	—		—	—	(90	)(a)	90	—
Net intercompany loan (repayments) borrowings	959		(999)	5	35		—	—
Long-term debt and credit facility financing fees	(8)		(24)	—	—		—	(32)
Payments of dividends on common stock	—		(1)	—	—		1	—

	143		(31)	5	(84)		91	124

Increase in cash and cash equivalents	33		—	—	(17)		—	16
Cash and cash equivalents (unrestricted) at beginning of period	22		—	—	113		—	135

Cash and cash equivalents (unrestricted) at end of period	$55		$—	$—	$96		$—	$151

(a)	In March 2010, Hexion Specialty Chemicals, Inc. contributed receivables of $100, respectively to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the three months ended March 31, 2010, the non-guarantor subsidiary sold $100 of the contributed receivables to affiliates of Apollo for net cash of $90 (see Note 4). The cash proceeds were returned to Hexion Specialty Chemicals, Inc. by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined non-guarantor subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and Hexion Specialty Chemicals, Inc., respectively.

HEXION SPECIALTY CHEMICALS, INC.

THREE MONTHS ENDED MARCH 31, 2009

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$8	$(2)	$(1)	$152	$—	$157
Cash flows used in investing activities
Capital expenditures	(10)	—	—	(17)	—	(27)
Capitalized interest	—	—	—	(1)	—	(1)
Proceeds from matured debt securities	—	—	—	3	—	3
Change in restricted cash	—	—	—	(7)	—	(7)
Proceeds from the sale of assets	1	—	—	—	—	1

	(9)	—	—	(22)	—	(31)

Cash flows provided by (used in) financing activities
Net short-term debt (repayments) borrowings	(5)	—	—	3	—	(2)
Borrowings of long-term debt	40	—	—	—	—	40
Repayments of long-term debt	(57)	(24)	—	(165)	—	(246)
Net borrowings of affiliated debt	84	—	—	20	—	104
Deconsolidation of noncontrolling interest in variable interest entity	(24)	—	—	—	—	(24)
Net intercompany loan borrowings (repayments)	—	26	1	(27)	—	—
Dividends paid	(9)	—	—	—	—	(9)

	29	2	1	(169)	—	(137)

Effect of exchange rates on cash and cash equivalents	—	—	—	(2)	—	(2)

Increase (decrease) in cash and cash equivalents	28	—	—	(41)	—	(13)
Cash and cash equivalents (unrestricted) at beginning of period	23	—	—	98	—	121

Cash and cash equivalents (unrestricted) at end of period	$51	$—	$—	$57	$—	$108

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in millions)

The following commentary should be read in conjunction with the audited financial statements and the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K.

Within the following discussion, unless otherwise stated, “the quarter ended March 31, 2010” and “the first quarter of 2010” refer to the three months ended March 31, 2010, and “the quarter ended March 31, 2009” and “the first quarter of 2009” refer to the three months ended March 31, 2009.

Forward-Looking and Cautionary Statements

Certain statements in this Quarterly Report on Form 10-Q including, without limitation, statements made under the caption “Overview and Outlook,” and especially those contained in the “2010 Overview” section, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, the management of Hexion Specialty Chemicals, Inc. (which may be referred to as “Hexion,” “we,” “us,” “our” or the “Company”) may from time to time make oral forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “will,” or “intend” or similar expressions. Forward-looking statements reflect our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are inherently uncertain and subject to changes in circumstances that are difficult to predict. Actual results could vary materially depending on risks and uncertainties that may affect our markets, services, prices and other factors as discussed in the Risk Factors section of this Quarterly Report on Form 10-Q and our other filings with the SEC. We caution you against relying on any forward-looking statements as they are neither statements of historical fact nor guarantees of future performance.

Important factors that could cause actual results to differ materially from those contained in our forward-looking statements include regional or global economic, competitive and regulatory factors including, but not limited to, the current global economic downturn, interruptions in the supply of or increased pricing of raw materials due to natural disasters, pricing actions by our competitors that could affect our operating margins, changes in governmental regulations involving our products, and the following:

•	our inability to achieve expected cost savings,

•	the outcome of litigation described in footnote 8 to our financial statements on Commitments and Contingencies,

•	our failure to comply with financial covenants under our credit facilities or other debt,

•	the other factors described in the Risk Factors section of this report and in our other SEC filings.

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

Change in Reportable Segments

Effective January 1, 2010, we made certain changes to our internal reporting structure. Additionally, on January 1, 2010, upon the adoption of new accounting guidance related to the consolidation of variable interest entities, we deconsolidated HAI, our foundry applications joint venture between the Company and Delta-HA, Inc., from our unaudited Condensed Consolidated Financial Statements. These changes caused us to re-evaluate our reportable segments. Effective in the first quarter of 2010, the results of our oil field product applications and the equity earnings in our HAI joint venture are included within our Epoxy and Phenolic Resins segment. Previously the results of these businesses were reported in our Performance Products segment.

Our business divisions are based on the products that we offer and the markets that we serve. Our reportable segments are based upon these business divisions. At March 31, 2010, we had three reportable segments: Epoxy and Phenolic Resins, Formaldehyde and Forest Products Resins and Coatings and Inks. The major products of our reportable segments are as follows:

•

Epoxy and Phenolic Resins: epoxy specialty resins, oil field product applications, and versatic acids and derivatives, basic epoxy resins and intermediates, molding compounds, phenolic specialty resins

•	Formaldehyde and Forest Products Resins: forest products resins and formaldehyde applications

•	Coatings and Inks: polyester resins, alkyd resins, acrylic resins and ink resins and additives

2010 Overview

•

In January 2010, we amended our senior secured credit facilities. Under the amendment and restatement, we extended the maturity of approximately $959 of our Senior Secured Credit Facility term loans from May 5, 2013 to May 5, 2015 and increased the interest rate with respect to such term loans from LIBOR plus 2.25% to LIBOR plus 3.75%. In addition to, and in connection with, this amendment agreement, we issued $1,000 aggregate principal amount of 8.875% senior secured notes due 2018. We used the net proceeds of $993 ($1,000 less original issue discount of $7) from the issuance to repay $800 of our U.S. term loans under the Senior Secured Credit Facility, pay certain related transaction costs and expenses and provide incremental liquidity of $162.

•

Net sales increased 28% in the first quarter of 2010 as compared to the first quarter of 2009 due primarily to higher demand as the global economic downturn began to stabilize. The increase was driven by stabilizing and slightly increasing demand in the automotive, housing and durable goods markets, partially offset by continued modest declines in the global construction market. Net sales also increased due to raw material-driven price increases to our customers as well as favorable foreign currency translation due to the weakening of the U.S. dollar against the euro, Brazilian real, Australian dollar and Canadian dollar compared to the first quarter of 2009.

•

As a percent of sales, gross profit increased 3% in the first quarter of 2010 as compared to the first quarter of 2009. Gross profit percentage increased due to the positive impact of productivity project initiatives and the impact of increased product volumes that outpaced the increase in fixed processing costs. The increase was partially offset by the impact of raw material price increases that were not fully passed on to our customers.

•

Our epoxy specialty, oilfield and versatics businesses experienced significant profitability during the first quarter of 2010 compared to the first quarter of 2009. These business’ EBITDA increased $21 over the prior year due primarily to the continued growth of volumes within the wind and alternative energy markets and increases in oil and natural gas drilling activity.

•	We realized $33 in incremental productivity savings in the first quarter of 2010. At March 31, 2010, we have $92 of in-process productivity savings initiatives.

•	We announced price increases across various product lines in response to raw material price increases across several of our product lines.

•	We are expanding in markets in which we expect opportunities for growth:

Recently completed efforts include:

•	Completion of a formaldehyde and forest products resins manufacturing complex to serve the engineered wood products market in southern Brazil, which began operations in the first quarter of 2010.

•	A joint venture to construct a forest products resins manufacturing facility in Russia, which began limited operations in the fourth quarter of 2009, and is awaiting final commissioning.

•	The relocation of a specialty epoxy facility to a larger facility in Esslingen, Germany in April 2010 to support the growing wind energy market.

Future growth initiatives include:

•

Construction of a versatics manufacturing facility in Korea, which is expected to be complete by the end of 2010. The new facility will produce Cardura® monomers, a versatic acid derivative, used as a key raw material in environmentally advanced paints and coatings.

•

A joint venture to construct a versatics manufacturing facility in China, which is expected to be complete by the second half of 2011. The new facility will produce VeoVa® monomers, a versatic acid derivative, used as a key raw material in environmentally advanced paints and coatings.

Short-term Outlook

Our business is impacted by general economic and industrial conditions, including housing starts, automotive builds, oil and natural gas drilling activity and general industrial production. Our business has both geographic and end market diversity which reduces the impact of any one of these factors on our overall performance. During the first quarter of 2010, we experienced slight increases in sequential quarter volumes for most of our businesses, and significant increases in volumes in virtually all businesses compared to the first quarter of 2009 due to the stabilization of markets after the global economic downturn, which began in late 2008 and reached a low point in early 2009. U.S. housing starts improved modestly in the first quarter of 2010 compared to the low point in early 2009; however, they remain at historically low levels. We anticipate slight increases in U.S. housing starts throughout 2010 as the U.S. housing market begins a gradual, multi-year recovery. We also anticipate moderate increases in U.S. automobile production; however, European production in both of these markets is expected to remain flat versus 2009. These factors, along with an anticipated modest increase in demand in other markets we serve, should continue to lead to volume increases throughout 2010. However, we do not expect growth in volumes to be consistent among our various product lines as certain industries appear to be recovering more rapidly than others. In certain of our businesses, it is unclear whether the increase in volumes is representative of economic recovery in the end markets we serve or restocking of inventory by our customers relative to the de-stocking of inventory that occurred in early 2009.

We expect over-capacity in worldwide base epoxy markets to continue to negatively impact product lines in our Epoxy and Phenolic Resins segment. Further, we expect continued weakening demand for our products used in the publication and commercial printing inks markets as these end-use markets further decline. We anticipate continued strength in volumes in our epoxy specialty resins business, driven primarily by the growth in the wind and alternative energy markets, as well as improving demand trends across the versatic acids product lines, which should have positive impacts on volumes in our Epoxy and Phenolic Resins segment. However, we expect competitive pricing pressures in these markets to continue for the foreseeable future. We also anticipate continued growth in the Latin American market for our Formaldehyde and Forest Products Resins segment, and believe we are well positioned to serve customers through the additional production capacity at our new manufacturing facility in southern Brazil.

If the global economic environment begins to weaken again or remains slow for an extended period of time, the fair value of our reporting units could be more adversely affected than we estimated in our analysis of reporting unit fair values at December 31, 2009. This could result in additional goodwill or other asset impairments.

As evidenced by the increases in raw material costs throughout the first quarter of 2010, we expect long-term raw material cost volatility to continue because of historically volatile price movements of key feedstocks. To help mitigate raw material volatility, we have purchase and sale contracts with many of our vendors and customers that contain periodic price adjustment mechanisms. Due to differences in the timing of pricing mechanism trigger points between our sales and purchase contracts, there is often a lead-lag impact during which margins are negatively impacted in the short term when raw material prices increase and are positively impacted in the short term when raw material prices fall.

Matters Impacting Comparability of Results

Our unaudited Condensed Consolidated Financial Statements include the accounts of the Company, its majority-owned subsidiaries in which minority shareholders hold no substantive participating rights and variable interest entities in which we have a controlling financial interest. Intercompany accounts and transactions are eliminated in consolidation. The deconsolidation of the HAI joint venture negatively impacted sales by $22 compared to the first quarter of 2009. However, the deconsolidation of HAI did not have a material impact on our Segment EBITDA as compared to the first quarter of 2009 as equity earnings from HAI are included in our Segment EBITDA.

Raw materials comprise approximately 70% of our cost of sales. The three largest raw materials used in our production processes are phenol, methanol and urea. These materials represent about half of our total raw material costs. Fluctuations in energy costs, such as volatility in the price of crude oil and related petrochemical products, as well as the cost of natural gas have historically caused volatility in our raw material and utility costs. The average prices of phenol, methanol and urea increased by approximately 71%, 63% and 7%, respectively, in the first quarter of 2010 compared to the first quarter of 2009. Passing through raw material price changes to customers can result in significant variances in sales comparisons from year to year. In general, we had an unfavorable lag impact due to rising raw material prices during the first quarter of 2010 compared to the first quarter of 2009, most notably in our Coatings and Inks segment.

Results of Operations

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)	Three Months ended March 31,
	2010	2009
Net sales	$1,174	$914
Cost of sales	1,026	824

Gross profit	148	90
Gross profit as a percentage of net sales	13%	10%
Selling, general & administrative expense	81	83
Terminated merger and settlement income, net	(8)	(30)
Other operating expense, net	8	25

Operating income	67	12
Operating income as a percentage of net sales	6%	1%
Interest expense, net	63	64
Gain on extinguishment of debt	—	(168)
Other non-operating expense (income), net	7	(4)

Total non-operating expense (income)	70	(108)

(Loss) income before income tax and earnings from unconsolidated entities	(3)	120
Income tax expense	5	3

(Loss) income before earnings from unconsolidated entities	(8)	117
Earnings from unconsolidated entities, net of taxes	1	—

Net (loss) income	(7)	117
Net income attributable to noncontrolling interest	—	(1)

Net (loss) income attributable to Hexion Specialty Chemicals, Inc.	$(7)	$116

Three months ended March 31, 2010 vs. 2009

Sales

In the first quarter of 2010, net sales increased by $260, or 28%, compared with the first quarter of 2009. Volume increases across substantially all of our product lines positively impacted sales by $206. These increases were primarily a result of the modest increase in U.S. housing starts and automotive builds, increased demand in the wind and alternative energy markets and increases in oil and natural gas drilling activity. The pass through of raw material driven price increases, primarily in our North American and European formaldehyde and forest products resins, phenolic specialty resins and base epoxies and intermediates product lines, positively impacted sales by $11. These increases were partially offset by unfavorable product mix in other international forest product lines and in our coatings and ink resins product lines. In addition, foreign currency translation positively impacted sales by $65 primarily as a result of the weakening of the U.S. dollar against the euro, Brazilian real, Australian dollar and Canadian dollar compared to the first quarter of 2009. The increase in net sales was partially offset by the $22 negative impact of the deconsolidation of the HAI joint venture.

Gross Profit

In the first quarter of 2010, gross profit increased by $58 compared with the first quarter of 2009 as a result of the increase in sales, partially offset by the negative lag effect of increasing raw material costs, as discussed above. As a percentage of sales, gross profit increased 3% as a result of increased product volume that outpaced increases in fixed processing costs and the positive impact of productivity initiatives in the first quarter of 2010.

Operating Income

In the first quarter of 2010, operating income increased by $55 compared with the first quarter of 2009. The primary driver of the increase was the increase in gross profit, as discussed above, as well as the reduction in costs related to our productivity program and the positive effect of foreign currency translation. The increase was partially offset by decreases in Terminated merger and settlement income, net. In the first quarter of 2009 Terminated merger and settlement income, net was comprised of reductions on certain of our merger related service provider liabilities and the pushdown of $15 of insurance recoveries by Apollo related to the $200 settlement payment made by Apollo that was previously treated as a pushdown of shareholder expense in the fourth quarter of 2008. In the first quarter of 2010 Terminated merger and settlement income, net represents $8 in insurance settlements related to the settlement of the New York Shareholder Action. The decrease in Other operating expense, net is due primarily to lower costs related to our ongoing productivity initiatives as well as lower foreign currency exchange losses.

Non-Operating Expense (Income)

In the first quarter of 2010, total non-operating expense (income) increased by $178, from income of $108 to expense of $70, compared with the first quarter of 2009. In the first quarter of 2009 we recognized a gain of $168 on the extinguishment of $196 in face value of the Company’s debentures. Other non-operating expense (income), net increased by $11, from income of $4 to expense of $7, due to the write-off of $7 in deferred financing fees related to the paydown of $800 in senior secured term loans and lower foreign exchange transaction gains in the first quarter of 2010 compared to the first quarter of 2009.

Income Tax Expense

In the first quarter of 2010, income tax expense increased by $2 compared to the first quarter of 2009 due to an increase in pre-tax income from operations in certain foreign jurisdictions. Income tax expense in the first quarter of 2010 relates primarily to income from foreign operations and increases in the domestic valuation allowance due to continued losses in the U.S. for which no benefit can be recognized. Income tax expense in the first quarter of 2009 relates primarily to income from foreign profitable operations; however, expected tax expense related to profits in the U.S. was offset by reducing a portion of the valuation allowance on deferred tax assets expected to be utilized.

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

	Three months ended March 31,
	2010	2009
Net Sales to Unaffiliated Customers(1)(2):
Epoxy and Phenolic Resins	$556	$449
Formaldehyde and Forest Product Resins	386	271
Coatings and Inks	232	194

	$1,174	$914

Segment EBITDA(2):
Epoxy and Phenolic Resins	$76	$46
Formaldehyde and Forest Product Resins	42	22
Coatings and Inks	15	1
Corporate and Other	(12)	(8)

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.
(2)	The Company changed its segment reporting in the first quarter of 2010. Prior period balances have been recast to conform to the Company’s current reportable segments.

Three Months Ended March 31, 2010 vs. Three Months Ended March 31, 2009 Segment Results

Following is an analysis of the percentage change in sales by segment from the three months ended March 31, 2009 to the three months ended March 31, 2010:

	Volume	Price/Mix	Currency Translation	Accounting Changes		Total
Epoxy and Phenolic Resins	20%	4%	5%	(5	)%(1)	24%
Formaldehyde and Forest Products Resins	30%	—	12%	—		42%
Coatings and Inks	16%	(2)%	6%	—		20%

(1)	Represents the effect of the deconsolidation of the HAI joint venture due to the adoption of ASU 2009-17.

Epoxy and Phenolic Resins

Net sales in the first quarter of 2010 increased by $107, or 24%, compared to the first quarter of 2009. Volume increases positively impacted sales by $91 as the global economic downturn began to stabilize. Volumes increased in virtually all businesses, primarily in our epoxy specialty, oilfield, versatics and base epoxy businesses. The volume increases in our base epoxy businesses were attributable to the stabilization of the automotive and durable goods markets relative to the low point of the economic downturn in the first quarter of 2009, and was partially offset by continued modest decreases in construction markets. The pass through of higher raw material costs resulted in pricing increases of $16, primarily in our specialty phenolics business. Our epoxy specialty, oilfield and versatics businesses accounted for $61 of the positive sales impact, of which volume increases accounted for $54, and were due primarily to increased demand in the wind and alternative energy markets, as well as increases in oil and natural gas drilling activity. The positive impact of increased volumes in these businesses was partially offset by pricing decreases in our oilfield and epoxy specialty businesses due to increased competitive pricing pressures. Foreign currency translation had a positive impact of $22 as the U.S. dollar weakened against the euro in the first quarter of 2010 compared to the first quarter of 2009. The increase in net sales was partially offset by the $22 negative impact of the deconsolidation of the HAI joint venture.

Segment EBITDA in the first quarter of 2010 increased by $30 to $76 compared to the first quarter of 2009. Segment EBITDA increases in our epoxy specialty, oilfield and versatics businesses accounted for $21 of the $30 increase in Segment EBITDA over the prior year, primarily due to the increased growth in demand discussed above but was partially offset by price decreases in our oilfield and epoxy specialty businesses driven by competitive pricing pressures, as discussed above. The remaining overall increase was primarily attributable to the impact of the volume increases, as discussed above, the absence of idling and abnormal manufacturing costs that occurred in the first quarter of 2009 and the favorable impact of productivity driven cost savings. The increase was partially offset by the negative impact of unfavorable lag effect of increasing raw material costs, primarily in our base epoxy business.

Formaldehyde and Forest Products Resins

Net sales in the first quarter of 2010 increased by $115, or 42%, compared to the first quarter of 2009. Higher volumes positively impacted sales by $83. The volume increases occurred across all businesses and regions. The strongest increases in volumes were in our North American formaldehyde business due to the stabilization of markets after the global economic downturn which began in late 2008 and early 2009. In addition, strong increases occurred in our North American forest products resins business, primarily driven by the modest increase in U.S. housing starts compared to the first quarter of 2009 and restocking of inventory by our customers, compared to the de-stocking of inventory levels that occurred in early 2009. Higher raw material prices were passed through to customers in most regions. Although raw material prices generally increased during the first quarter of 2010, the significant strengthening of the Brazilian real, Australian dollar and New Zealand dollar against the US dollar resulted in lower raw material prices in local currencies, which were passed through to customers in these regions. In addition, unfavorable mix in North America resulted as the growth in volume was concentrated in large volume customers that have lower profitability. The impact of unfavorable mix, along with the decreasing raw material costs in Latin America, Australia and New Zealand, offset the raw material price increases experienced in Europe and North America. In addition, we experienced favorable currency translation of $32 due to the weakening of the U.S. dollar weakened against the euro, Brazilian real, Australian dollar and Canadian dollar in the first quarter of 2010 compared to the first quarter of 2009.

Segment EBITDA in the first quarter of 2010 increased by $20 to $42 compared to the first quarter of 2009. The increase was primarily attributable to the impact of the volume increases, as discussed above, as well as the favorable impact of productivity driven cost savings. The increase was partially offset by the negative impact of unfavorable lag effect of increasing raw material costs, as well as unfavorable product mix, as discussed above. Segment EBITDA was also negatively impacted by $4 due to various isolated business interruptions throughout the first quarter of 2010.

Coatings and Inks

Net sales in the first quarter of 2010 increased by $38, or 20%, compared to the first quarter of 2009. Volume increases positively impacted sales by $32. Volumes increased across virtually all businesses, with the most significant increase being shown in our global dispersions and ink resins businesses, which was negatively impacted by de-stocking of inventory levels at our customers that occurred in early 2009. An inability to pass through the full impact of higher raw material costs, competitive pricing and unfavorable product mix in our coatings and ink resins businesses resulted in pricing decreases of $5. Favorable currency translation of $11 contributed to higher sales, as the U.S. dollar weakened against the euro in the first quarter of 2010 compared to the first quarter of 2009.

Segment EBITDA in the first quarter of 2010 increased by $14 to $15 compared to the first quarter 2009. The increase was primarily attributable to the favorable impact of productivity driven cost savings and the impact of the volume increases as discussed above. The increase in Segment EBITDA was partially offset by the unfavorable lag effect of increasing raw material costs and competitive pricing pressures.

Corporate and Other

Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions, unallocated foreign exchange gains and losses and legacy company costs not allocated to continuing segments. Corporate and Other charges increased by $4 to $12 compared to the first quarter of 2009, primarily due to lower foreign currency transaction gains in the first quarter of 2010 compared to the first quarter of 2009.

Reconciliation of Segment EBITDA to Net (Loss) Income:

	Three months ended March 31,
	2010	2009
Segment EBITDA:
Epoxy and Phenolic Resins	$76	$46
Formaldehyde and Forest Product Resins	42	22
Coatings and Inks	15	1
Corporate and Other	(12)	(8)

Reconciliation:
Items not included in Segment EBITDA
Terminated merger and settlement income, net	8	30
Non-cash charges	(9)	(10)
Unusual items:
Losses on divestiture of assets	—	(3)
Business realignments	(8)	(16)
Other	(8)	(3)

Total unusual items	(16)	(22)

Total adjustments	(17)	(2)
Interest expense, net	(63)	(64)
Gain on extinguishment of debt	—	168
Income tax expense	(5)	(3)
Depreciation and amortization	(43)	(44)

Net (loss) income attributable to Hexion Specialty Chemicals, Inc.	(7)	116
Net income attributable to noncontrolling interest	—	1

Net (loss) income	$(7)	$117

For the three months ended March 31, 2010, Terminated merger and settlement income, net represents insurance settlements related to the settlement of the New York Shareholder Action. For the three months ended March 31, 2009, Terminated merger and settlement income, net was comprised of reductions on certain of our merger related service provider liabilities and the pushdown of $15 of insurance recoveries, partially offset by legal and consulting costs.

Non-cash charges primarily represent stock-based compensation expense, the write-off of unamortized deferred financing fees associated with the January Refinancing Transactions, accelerated depreciation on closing facilities and unrealized derivative and foreign exchange gains and losses.

Not included in Segment EBITDA are certain non-cash and certain non-recurring income or expenses that are deemed by management to be unusual in nature. For the three months ended March 31, 2010, these items consisted of business realignment costs primarily related to expenses from the Company’s productivity program, realized foreign exchange gains and losses and retention program costs. For the three months ended March 31, 2009, these items consisted of business realignment costs primarily related to expenses from the Company’s productivity program, realized foreign exchange gains and losses, gain on the settlement of certain Resolution Specialty Materials, Inc. acquisition claims, retention program costs and legal accruals.

Liquidity and Capital Resources

Sources and Uses of Cash

We are a highly leveraged company. Our primary sources of liquidity are cash flows generated from operations, availability under our senior secured credit facilities and our financing commitment from Apollo. Our primary liquidity requirements are interest, working capital and capital expenditures. In addition, we will continue to have cash outflows related to productivity program-related obligations and increased interest obligations as a result of the January Refinancing Transactions.

At March 31, 2010, we had $3,650 of debt, including $85 of short-term debt and capital lease maturities (of which $22 is U.S. short-term debt and capital lease maturities). In addition, at March 31, 2010, we had $416 in liquidity including $151 of unrestricted cash and cash equivalents, $218 of borrowings available under our senior secured revolving credit facilities and $47 of borrowings available under credit facilities at certain domestic and international subsidiaries with various expiration dates through 2011 and the financing commitment from Apollo.

Our net working capital (defined as accounts receivable and inventories less accounts and drafts payable) at March 31, 2010 was $510, an increase of $134 from December 31, 2009. The increase was a result of higher volumes and production and increasing raw material costs. As volumes and raw material prices continue to increase, we expect our investment in working capital to increase as well. To minimize the impact on cash flows, we continue to negotiate and contractually extend payment terms whenever possible. We have also focused on receivable collections to offset a portion of the payment term pressure by offering incentives to customers to encourage early payment, or accelerate receipts through the sale of receivables. In the first quarter of 2010, we entered into accounts receivable purchase and sale agreements to sell a portion of our trade accounts receivable to Apollo affiliates. As of March 31, 2010, through these agreements, we effectively accelerated the timing of cash receipts on $90 of our receivables. We may continue to accelerate cash receipts under these agreements, as appropriate, in order to offset these pressures.

We are progressing as planned toward achieving our productivity savings initiatives and currently have $92 of in-process savings at March 31, 2010. Most of the actions to obtain the remaining productivity savings will be completed over the next fifteen months The net costs to achieve the remaining in-process savings, estimated at $51, will be funded from operations and availability under our senior secured credit facilities. In addition, we will continue to closely monitor our capital with spending focused on projects with significant growth opportunities as well as other projects to ensure improved safety of our employees and compliance with environmental laws and regulations.

In late December 2009 and early January 2010 we extended our revolving line of credit facility commitments from lenders, which will take effect upon the May 31, 2011 maturity of the existing revolving facility commitments. The new commitments will extend the availability of the revolver to February 2013. The new revolving loans, which cannot be drawn until the existing revolving credit facility matures, will bear interest at a rate of LIBOR plus 4.50%. The extension also requires a 2.00% annual ticking fee to be paid quarterly on committed amounts until the extended revolver facility is effective.

In addition, during the first quarter of 2010, we amended our senior secured credit facilities. Under the amendment and restatement, we extended the maturity of approximately $959 of our Senior Secured Credit Facility term loans from May 5, 2013 to May 5, 2015 and increased the interest rate with respect to such term loans from LIBOR plus 2.25% to LIBOR plus 3.75%. In addition to, and in connection with, this amendment agreement, we issued $1,000 aggregate principal amount of 8.875% senior secured notes due 2018. We used the net proceeds of $993 ($1,000 less original issue discount of $7) from the issuance to repay $800 of our U.S. term loans under the Senior Secured Credit Facility, pay certain related transaction costs and expenses and provide incremental liquidity of $162.

Based on these adjustments to our capital structure and incremental liquidity, we feel that we are favorably positioned to maintain adequate liquidity throughout 2010 and the foreseeable future to fund our ongoing operations and cash debt service obligations, including any additional investment in net working capital. Further, we expect that the extension of a portion of our credit facility and extension of the revolver will allow greater flexibility and liquidity for the Company in the longer term.

We are also investigating the strategic sale of non-core assets, which would further increase our liquidity. Opportunities for these sales could depend to some degree on improvement in the credit markets. If the global economic environment begins to weaken again or remains slow for an extended period of time our liquidity, future results of operations and flexibility to execute liquidity enhancing actions could be negatively impacted.

Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31:

	2010	2009
Sources (uses) of cash:
Operating activities	$(91)	$157
Investing activities	(17)	(31)
Financing activities	124	(137)
Effect of exchange rates on cash flow	—	(2)

Net change in cash and cash equivalents	$16	$(13)

Operating Activities

In the first quarter of 2010, operations used $91 of cash. Net loss of $7 included $54 of net non-cash and non-operating income items, of which $43 was for depreciation and amortization. Working capital (defined as accounts receivable and inventories less accounts and drafts payable) and changes in other assets and liabilities and income taxes payable used $138 due to increased accounts receivable and inventories, which resulted from higher production volumes and increasing raw material costs.

In the first three months of 2009, operations provided $157 of cash. Net income of $117 included $127 of net non-cash and non-operating income items, of which $168 was for the gain on extinguishment of debt and $15 was for the non-cash pushdown of the recovery of 2008 shareholder expense, offset by $44 for depreciation and amortization. Working capital (defined as accounts receivable and inventories less accounts and drafts payable) and changes in other assets and liabilities and income taxes payable generated $167 due to decreased accounts receivable and inventories, which resulted from lower volumes and production, as well as decreasing raw material costs. Accounts receivable also decreased due to the sale of a portion of our trade accounts receivable.

Investing Activities

In the first quarter of 2010, investing activities used $17. We spent $22 for capital expenditures (including capitalized interest). Of the $22 in capital expenditures, approximately $12 relates to our productivity savings initiatives while the remaining amount relates primarily to plant expansions and improvements. We used cash of $2 to purchase marketable securities and generated $8 from the sale of assets. In addition, we had a decrease in cash of $4 related to the deconsolidation of HAI as a result of the adoption of ASU 2009-17.

In the first three months of 2009, investing activities used $31. We spent $28 for capital expenditures (including capitalized interest), primarily for plant expansions and improvements. We used $7 to fund a restricted cash requirement primarily for collateral for a subsidiary’s debt. We generated cash of $3 from the proceeds from matured debt securities and $1 from the sale of assets.

Financing Activities

In the first quarter of 2010, financing activities provided $124. Net long-term debt borrowings of $153 primarily consisted of the $993 in proceeds offset by the pay-down of $800 of our U.S. term loans under the Senior Secured Credit Facility as part of the January Refinancing Transactions and pay-down of our revolving line of credit. Net short-term debt borrowings were $3, and $32 was used to pay for financing fees related to the January Refinancing Transactions and the extension of the revolving line of credit facility.

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

Accounts Receivable Sales Agreement

In March 2010, the Company entered into accounts receivable purchase and sale agreements to sell $100 of its trade accounts receivable to affiliates of Apollo on terms which management believes were more favorable to the Company than could have been obtained from an independent third party. Under the terms of the agreements, the receivables are sold at a discount relative to their carrying value in exchange for all interests in such receivables. The Company retains the obligation to service the collection of the receivables on the purchasers’ behalf for which the Company is paid a fee and the purchasers defer payment of a portion of the receivable purchase price and establish a reserve account with the proceeds. The reserve account is used to reimburse the purchasers for credit and collection risk. The remaining amounts are paid to the Company after receipt of all collections on the purchased receivables. Other than amounts held in the reserve account, the purchasers bear all credit risk on the purchased receivables.

Covenant Compliance

The instruments that govern our indebtedness contain, among other provisions, restrictive covenants and incurrence tests regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the senior secured credit facilities may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of representation or warranty, most covenant defaults, events of bankruptcy and a change of control. Certain covenants contained in the credit agreement that governs our senior secured credit facilities require us to have a senior secured debt to Adjusted EBITDA ratio less than 4.25:1. The indentures that govern our 8.875% Senior Secured Notes and Second-Priority Senior Secured Notes contain an Adjusted EBITDA to Fixed Charges ratio incurrence test which restricts our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet this ratio (measured on a last twelve months, or LTM, basis) of at least 2.0:1.

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

As of March 31, 2010, we were in compliance with all financial covenants that govern our senior secured credit facilities, including our senior secured debt to Adjusted EBITDA ratio.

Our senior credit facility permits a default in our senior secured leverage ratio covenant to be cured by cash contributions to the Company’s capital from the proceeds of equity purchases or cash contributions to the capital of Hexion LLC, our parent company. The cure amount cannot exceed the amount required for purposes of complying with the covenant, and in each four quarter period, there must be one quarter in which the cure right is not exercised. Any amounts of Apollo’s $200 committed financing converted to equity to cure a default will reduce the amount of available financing remaining under the $200 financing. Due to the completion of the January Refinancing Transactions which resulted in a significant reduction in the amount of senior secured debt outstanding, the Company believes that a default under its senior secured bank leverage ratio covenant in our Senior Secured Credit Facility is not reasonably likely to occur.

March 31, 2010 LTM Period
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(29)
Income taxes	4
Gain on extinguishment of debt	(56)
Interest expense, net	222
Depreciation and amortization	177

EBITDA	318
Adjustments to EBITDA:
Terminated merger and settlement income, net (1)	(18)
Net income attributable to noncontrolling interest	(2)
Non-cash items(2)	5
Unusual items:
Loss on divestiture of assets	3
Business realignments(3)	48
Asset impairments	50
Other(4)	58

Total unusual items	159

Productivity program savings(5)	92

Adjusted EBITDA	$554

Fixed charges(6)	$264

Ratio of Adjusted EBITDA to Fixed Charges (7)	2.10

(1)

Represents negotiated reductions on accounting, consulting, tax and legal costs related to the terminated Huntsman merger and recognition of insurance settlements associated with the New York Shareholder Action. These amounts are partially offset by legal settlement accruals pertaining to the New York Shareholder Action.

(2)	Represents stock-based compensation, and the write-off of previously deferred financing fees, partially offset by unrealized net foreign exchange and derivative losses.
(3)	Represents plant rationalization and headcount reduction expenses related to productivity programs and other costs associated with business realignments.
(4)

Primarily includes pension expense related to formerly owned businesses, business optimization expenses, management fees, retention program costs, realized foreign currency activity, and debt issuance costs related to the January Refinancing Transactions.

(5)	Represents pro-forma impact of in-process productivity program savings.
(6)	Reflects pro forma interest expense based on interest rates at May 5, 2010 as if the January Refinancing Transactions had taken place at the beginning of the period.
(7)

We are required to have an Adjusted EBITDA to Fixed Charges ratio of greater than 2.0 to 1.0 to be able to incur additional indebtedness under our indenture for the Second Priority Senior Secured Notes. As of March 31, 2010, the Company was able to satisfy this test and incur additional indebtedness under this indenture.

Recently Issued Accounting Standards

Newly Adopted Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 166, Accounting for Transfers of Financial Assets which was codified in December 2009 as Accounting Standards update No. 2009-16: Accounting for Transfers of Financial Assets (“ASU 2009-16”). ASU 2009-16 removes the concept of a qualifying special-purpose entity (“QSPE”) and as a result eliminates the scope exception for QSPE’s. ASU 2009-16 also changes the criteria for a transfer of financial assets to qualify as a sales-type transfer. We adopted ASU 2009-16 on January 1, 2010. The adoption of ASU 2009-16 did not have a material impact on our unaudited Condensed Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) which was codified in December 2009 as Accounting Standards Update No. 2009-17: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 amends current guidance requiring an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. We adopted ASU 2009-17 on January 1, 2010. Under the new guidance, for two of our VIEs, we do not have the power to direct the activities that most significantly impact the VIEs’ economic performance, and therefore do not have a controlling financial interest in these VIEs. As a result of the adoption of this guidance, we deconsolidated two VIEs from our unaudited Condensed Consolidated Financial Statements, including our foundry joint venture with Delta-HA, Inc. The deconsolidation resulted in net decrease in assets of $19, liabilities of $8 and noncontrolling interest of $10 and an increase to Accumulated deficit of $1 for the cumulative effect of adoption on January 1, 2010.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material developments during the first three months of 2010 on the matters we have previously disclosed about quantitative and qualitative market risk in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4T.	Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we, under the supervision and with the participation of our Disclosure Committee and our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Item 1.	Legal Proceedings

There have been no material developments during the first quarter of 2010 in any of the other ongoing legal proceedings that are included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 1A.	Risk Factors

There have been no material changes during the first three months of 2010 in the risk factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

There were no defaults upon senior securities during the first three months of 2010.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Rule 13a-14 Certifications

(a) Certificate of the Chief Executive Officer

(b) Certificate of the Chief Financial Officer

32.1	Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEXION SPECIALTY CHEMICALS, INC.

Date: May 12, 2010	/s/ William H. Carter
William H. Carter
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)