Form 10-Q
period 2010-06-30
HEXION SPECIALTY CHEMICALS, INC.
filed 2010-08-13
CIK 13239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on August 1, 2010: 82,556,847

HEXION SPECIALTY CHEMICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

	Three months ended June 30,
(In millions)	2010	2009
Net sales	$1,304	$947
Cost of sales	1,103	823

Gross profit	201	124
Selling, general and administrative expense	94	85
Terminated merger and settlement income, net	(27)	(12)
Asset impairments	—	44
Other operating (income) expense, net	(4)	16

Operating income (loss)	138	(9)
Interest expense, net	72	56
Gain on extinguishment of debt	—	(14)
Other non-operating expense, net	4	9

Income (loss) before income tax	62	(60)
Income tax expense (benefit)	13	(3)

Income (loss) before earnings from unconsolidated entities	49	(57)
Earnings from unconsolidated entities, net of taxes	3	1

Net income (loss)	52	(56)

Comprehensive (loss) income	$(2)	$10

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

	Six months ended June 30,
(In millions)	2010	2009
Net sales	$2,478	$1,861
Cost of sales	2,129	1,647

Gross profit	349	214
Selling, general and administrative expense	175	168
Terminated merger and settlement income, net	(35)	(42)
Asset impairments	—	47
Other operating expense, net	4	38

Operating income	205	3
Interest expense, net	135	120
Gain on extinguishment of debt	—	(182)
Other non-operating expense, net	11	5

Income before income tax	59	60
Income tax expense	18	—

Income before earnings from unconsolidated entities	41	60
Earnings from unconsolidated entities, net of taxes	4	1

Net income	45	61
Net income attributable to noncontrolling interest	—	(1)

Net income attributable to Hexion Specialty Chemicals, Inc.	$45	$60

Comprehensive (loss) income	$(35)	$92

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

(In millions, except share data)	June 30, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents (including restricted cash of $3 and $7, respectively)	$115	$142
Short-term investments	12	10
Accounts receivable (net of allowance for doubtful accounts of $21 and $25, respectively)	673	478
Inventories:
Finished and in-process goods	305	264
Raw materials and supplies	134	115
Other current assets	80	84

Total current assets	1,319	1,093

Other assets, net	136	104
Property and equipment
Land	94	110
Buildings	305	322
Machinery and equipment	2,221	2,368

	2,620	2,800
Less accumulated depreciation	(1,326)	(1,360)

	1,294	1,440
Goodwill	161	177
Other intangible assets, net	140	159

Total assets	$3,050	$2,973

Liabilities and Deficit
Current liabilities
Accounts and drafts payable	$553	$481
Debt payable within one year	85	78
Affiliated debt payable within one year	4	4
Interest payable	70	36
Income taxes payable	41	42
Accrued payroll and incentive compensation	46	50
Other current liabilities	148	197
Total current liabilities	947	888

Long-term liabilities
Long-term debt	3,448	3,328
Affiliated long-term debt	100	100
Long-term pension and post employment benefit obligations	212	233
Deferred income taxes	114	120
Other long-term liabilities	126	128
Advance from affiliates	225	225

Total liabilities	5,172	5,022

Commitments and contingencies (See Note 8)

Deficit
Common stock—$0.01 par value; 300,000,000 shares authorized, 170,605,906 issued and 82,556,847 outstanding at June 30, 2010 and December 31, 2009	1	1
Paid-in capital	458	485
Treasury stock, at cost—88,049,059 shares	(296)	(296)
Note receivable from parent	(24)	(24)
Accumulated other comprehensive income	19	99
Accumulated deficit	(2,284)	(2,328)

Total Hexion Specialty Chemicals, Inc. shareholder’s deficit	(2,126)	(2,063)
Noncontrolling interest	4	14

Total deficit	(2,122)	(2,049)

Total liabilities and deficit	$3,050	$2,973

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

	Six months ended June 30,
(In millions)	2010	2009
Cash flows (used in) provided by operating activities
Net income	$45	$61
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86	88
Gain on extinguishment of debt	—	(182)
Pushdown of recovery of expense paid by owner	(28)	(30)
Non-cash impairments and accelerated depreciation	—	48
Deferred tax provision (benefit)	2	(9)
Write-off of deferred financing fees	7	—
Other non-cash adjustments	8	(2)
Net change in assets and liabilities:
Accounts receivable	(236)	125
Inventories	(89)	134
Accounts and drafts payable	111	53
Income taxes payable	3	8
Other assets, current and non-current	(15)	5
Other liabilities, current and long-term	(2)	(45)

Net cash (used in) provided by operating activities	(108)	254

Cash flows used in investing activities
Capital expenditures	(47)	(57)
Capitalized interest	(1)	(2)
(Purchases of) proceeds from matured debt securities	(2)	5
Change in restricted cash	4	(7)
Deconsolidation of variable interest entities	(4)	—
Proceeds from the sale of assets	12	4
Dividends from unconsolidated affiliate	3	—

Net cash used in investing activities	(35)	(57)

Cash flows provided by (used in) financing activities
Net short-term debt repayments	—	(4)
Borrowings of long-term debt	1,379	252
Repayments of long-term debt	(1,222)	(487)
Net borrowings of affiliated debt	—	104
Purchase of note receivable due from parent	—	(24)
Deconsolidation of noncontrolling interest in variable interest entity	—	(24)
Long-term debt and credit facility financing fees	(33)	—
Payments of dividends on common stock	—	(9)

Net cash provided by (used in) financing activities	124	(192)

Effect of exchange rates on cash and cash equivalents	(4)	6
(Decrease) increase in cash and cash equivalents	(23)	11
Cash and cash equivalents (unrestricted) at beginning of period	135	121

Cash and cash equivalents (unrestricted) at end of period	$112	$132

Supplemental disclosures of cash flow information
Cash paid (received) for:
Interest, net	$97	$128
Income taxes, net of cash refunds	20	4

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF DEFICIT AND COMPREHENSIVE LOSS

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

(In millions)	Common Stock	Paid-in Capital	Treasury Stock	Note Receivable From Parent	Accumulated Other Comprehensive Income (a)	Accumulated Deficit	Noncontrolling Interest	Total
Balance at December 31, 2009	$1	$485	$(296)	$(24)	$99	$(2,328)	$14	$(2,049)
Net income	—	—	—	—	—	45	—	45
Net losses on cash flow hedges reclassified to income	—	—	—	—	12	—	—	12
Loss recognized in comprehensive income from pension and postretirement benefits, net of tax	—	—	—	—	(1)	—	—	(1)
Translation adjustments	—	—	—	—	(91)	—	—	(91)

Comprehensive loss								(35)

Stock-based compensation expense	—	1	—	—	—	—	—	1
Pushdown of recovery of expense paid by owner	—	(28)		—	—	—	—	(28)
Impact of adoption of new accounting guidance for variable interest entities (See Note 2)	—	—	—	—	—	(1)	(10)	(11)

Balance at June 30, 2010	$1	$458	$(296)	$(24)	$19	$(2,284)	$4	$(2,122)

(a)	Accumulated other comprehensive income at June 30, 2010 represents $105 of net foreign currency translation gains, net of tax, $8 of net deferred losses on cash flow hedges and a $78 unrealized loss, net of tax, related to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement plans. Accumulated other comprehensive income at December 31, 2009 represents $196 of net foreign currency translation gains, net of tax, $20 of net deferred losses on cash flow hedges and a $77 unrealized loss, net of tax, related to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement benefit plans.

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In millions, except share and common unit data)

1. Background and Basis of Presentation

Based in Columbus, Ohio, Hexion Specialty Chemicals, Inc. (“Hexion” or the “Company”) serves global industrial markets through a broad range of thermoset technologies, specialty products and technical support for customers in a diverse range of applications and industries. Hexion is owned by an affiliate of Apollo Management, L.P. (“Apollo”). Apollo may also be referred to as the Company’s owner.

Basis of Presentation—The unaudited Condensed Consolidated Financial Statements include the accounts of the Company, its majority-owned subsidiaries in which minority shareholders hold no substantive participating rights and variable interest entities (“VIEs”) in which the Company has a controlling financial interest. Intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, all adjustments consisting of normal, recurring adjustments, except for the adoption of new accounting standards discussed in Note 2 below, considered necessary for a fair statement, have been included. Results for the interim periods are not necessarily indicative of results for the entire year.

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

The Company has revised its financial statements for the three and six months ended June 30, 2009 to record approximately $15 of income related to the insurance recoveries by its owner for the costs incurred in connection with the termination of the merger with Huntsman Corporation. The insurance recoveries related to the $200 termination settlement payment made that was pushed down and treated as an expense of the Company in 2008. As previously disclosed, the Company records any related insurance recoveries as a non-cash reduction to expenses in the period when the insurance settlement is reached. In August 2010, the Company became aware that its owner had received insurance recoveries of approximately $15 and $7 in the second and third quarters of 2009, respectively, that should have been reported as a reduction to expenses (income) in those periods with an offsetting reduction in Paid-in capital. The revision had no impact on the Company’s revenues, total assets, total liabilities, total debt, total equity, net worth, liquidity, cash flows, or Segment EBITDA. The impacts of correcting the financial statements for the three and six months ended June 30, 2009 presented elsewhere herein are as follows:

	As Previously Reported	Adjustments	As Revised
Condensed consolidated statement of operations for the three months ended June 30, 2009:
Terminated merger and settlement expense (income), net	$3	$(15)	$(12)
Operating loss	(24)	15	(9)
Loss before income tax, earnings from unconsolidated entities	(75)	15	(60)
Loss before earnings from unconsolidated entities	(72)	15	(57)
Net loss	(71)	15	(56)
Net loss attributable to Hexion Specialty Chemicals, Inc.	(71)	15	(56)
Condensed consolidated statement of operations for the six months ended June 30, 2009:
Terminated merger and settlement income, net	(27)	(15)	(42)
Operating (loss) income	(12)	15	3
Income before income tax, earnings from unconsolidated entities	45	15	60
Income before earnings from unconsolidated entities	45	15	60
Net income	46	15	61
Net income attributable to Hexion Specialty Chemicals, Inc.	45	15	60
Condensed consolidated statement of cash flows for the six months ended June 30, 2009:
Net income	46	15	61
Pushdown of recovery of expense paid by owner	(15)	(15)	(30)
Condensed consolidated balance sheet at December 31, 2009:
Paid-in capital	507	(22)	485
Accumulated deficit	(2,350)	22	(2,328)

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

Terminated Merger and Settlement Income, net—The Company recognized Terminated merger and settlement income, net of $27 and $35 for the three and six months ended June 30, 2010, respectively. For the three months ended June 30, 2010, this amount primarily represents the non-cash reduction of expenses of $28 for insurance recoveries by the Company’s owner related to the $200 settlement payment that had been treated as an expense of the Company in 2008. For the six months ended June 30, 2010, the amount also includes $8 in insurance resolutions recorded by the Company related to the settlement of the New York Shareholder Action (see Note 8).

In the third quarter of 2010, the Company’s owner received an additional $20 in insurance recoveries associated with the $200 settlement payment. The amount will be recorded as income by the Company in the three months ended September 30, 2010.

Transfers of Financial Assets—The Company executes factoring and sales agreements with respect to its trade accounts receivable to support its working capital requirements. The Company accounts for these transactions as either sales-type or financing-type transfers of financial assets based on the terms and conditions of each agreement. For the portion of the sales price that is deferred in a reserve account and subsequently collected, the Company’s policy is to classify the cash in-flows as cash flows from operating activities as the predominant source of the cash flows pertains to the Company’s trade accounts receivable. When the Company retains the servicing rights on the transfers of accounts receivable, it measures these rights at fair value, if material. See Note 5.

Subsequent Events—The Company has evaluated events and transactions subsequent to June 30, 2010 through the time that it files its unaudited Condensed Consolidated Financial Statements.

Reclassifications —Certain prior period balances have been reclassified to conform with current presentations.

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

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) which was codified in December 2009 as Accounting Standards Update No. 2009-17: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 amends current guidance requiring an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. The Company adopted ASU 2009-17 on January 1, 2010. The Company does not have the power to direct the activities that most significantly impact two of its VIEs’ economic performance, and therefore, the Company does not have a controlling financial interest in these VIEs. As a result of the adoption of this guidance, the Company deconsolidated these two VIEs from its unaudited Condensed Consolidated Financial Statements, including its foundry joint venture between the Company and Delta-HA, Inc (“HAI”). The deconsolidation resulted in a net decrease in assets of $19, liabilities of $8 and noncontrolling interest of $10 and an increase to Accumulated deficit of $1 for the cumulative effect of adoption on January 1, 2010.

3. Productivity Program

At June 30, 2010, the Company has $70 of in-process productivity savings to properly align its cost structure, previously announced in response to the then challenging economic environment. The Company estimates that the remainder of these cost reduction activities will occur over the next fifteen months. The net costs to achieve these productivity savings is estimated at $44, including remaining restructuring costs described below and expected capital expenditures related to productivity savings programs.

A reconciliation of in-process productivity savings at December 31, 2009 to in-process productivity savings at June 30, 2010 follows:

In-process productivity savings at December 31, 2009	$125
Incremental productivity savings achieved in 2010	(57)
Additional productivity initiatives identified in 2010	2

In-process productivity savings at June 30, 2010	$70

The following table summarizes restructuring information by type of cost:

	Workforce reductions	Site closure costs	Other projects	Total
Restructuring costs expected to be incurred	$67	$21	$14	$102
Cumulative restructuring costs incurred at June 30, 2010	53	10	3	66

Accrued liability at December 31, 2009	$22	$—	$—	$22
Restructuring charges	7	1	1	9
Payments	(13)	(1)	(1)	(15)
Foreign currency translation	(1)	—	—	(1)

Accrued liability at June 30, 2010	$15	$—	$—	$15

Workforce reduction costs primarily relate to employee termination costs and are accounted for under the guidance for nonretirement postemployment benefits or as exit and disposal costs, as applicable. Restructuring charges are recorded in Other operating expense, net on the unaudited Condensed Consolidated Statements of Operations. Restructuring charges were $4 and $17, for the three months ended June 30, 2010 and 2009, respectively, and $9 and $31, for the six months ended June 30, 2010 and 2009, respectively. At June 30, 2010 and December 31, 2009, the Company had accrued $15 and $22, respectively, for restructuring liabilities in Other current liabilities in the unaudited Condensed Consolidated Balance Sheets.

The following table summarizes restructuring information by reporting segment:

	Epoxy and Phenolic Resins	Formaldehyde and Forest Products	Coatings and Inks	Corporate and Other	Total
Restructuring costs expected to be incurred	$43	$6	$46	$7	$102
Cumulative restructuring costs incurred at June 30, 2010	26	4	29	7	66

Accrued liability at December 31, 2009	$15	$2	$2	$3	$22
Restructuring charges	4	—	5	—	9
Payments	(9)	(1)	(4)	(1)	(15)
Foreign currency translation	(1)	—	—	—	(1)

Accrued liability at June 30, 2010	$9	$1	$3	$2	$15

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

During the three and six months ended June 30, 2010 the Company recognized expense under the Management Consulting Agreement of less than $1 and $2, respectively. This amount is included in Other operating expense, net in the Company’s unaudited Condensed Consolidated Statements of Operations.

Financing Agreements

In connection with the terminated Huntsman merger and related litigation settlement agreement and release among the Company, Huntsman and other parties entered into on December 14, 2008, the Company paid Huntsman $225. The settlement payment was funded to the Company by an advance from Apollo, while reserving all rights with respect to reallocation of the payments to other affiliates of Apollo. Under the provisions of the settlement agreement and release, the Company is contractually obligated to reimburse Apollo for any insurance recoveries on the $225 settlement payment, net of expense incurred in obtaining such recoveries. Apollo has agreed that the payment of any such insurance recoveries will satisfy the Company’s obligation to repay amounts received under the $225 advance. The Company has recorded the $225 settlement payment advance as a long-term liability at June 30, 2010. As of June 30, 2010 the Company has not recovered any insurance proceeds related to the $225 settlement payment.

Certain affiliates of Apollo have entered into a commitment letter with the Company and Hexion LLC, the Company’s parent, pursuant to which they committed to purchase $200 in preferred units and warrants of Hexion LLC by December 31, 2011. Prior to the purchase of all the preferred units and warrants, certain affiliates of Apollo have committed to provide liquidity facilities to Hexion LLC or the Company on an interim basis. The aggregate liquidity facilities outstanding, together with the purchase price for any purchased preferred units and warrants, will at no time exceed $200. In connection therewith, in 2009, certain affiliates of Apollo extended a $100 term loan to the Company. In addition, in June 2010 the Company sold $100 of trade accounts receivable to affiliates of Apollo for net cash of $90 ($10 remains held in a reserve account at June 30, 2010). See Note 5 for a description of the Company’s sale of trade accounts receivable. See Note 7 for a description of the Company’s affiliated financing activities. The available borrowings under these liquidity facilities at June 30, 2010 were $10. This amount will increase on a dollar for dollar basis as the $100 of sold receivables are collected.

Purchase of Hexion LLC debt

In 2009, the Company purchased $180 in face value of the outstanding LLC PIK Facility for $24, including accrued interest. The loan receivable from Hexion LLC has been recorded at its acquisition value of $24 as a reduction in the unaudited Condensed Consolidated Statement of Deficit and Comprehensive Loss as Hexion LLC is the Company’s parent. In addition, at June 30, 2010 the Company has not recorded accretion of the purchase discount or interest income as ultimate receipt of these cash flows is under the control of Hexion LLC. The Company will continue to assess the collectibility of these cash flows to determine future amounts to record, if any.

Other Transactions

The Company sells products to certain Apollo affiliates. These sales were $1 and less than $1 for the three months ended June 30, 2010 and 2009, respectively, and $1 for the six months ended June 30, 2010 and 2009. Accounts receivable from these affiliates were less than $1 at June 30, 2010 and December 31, 2009. The Company also purchases raw materials and services from certain Apollo affiliates. These purchases were $5 and less than $1 for the three months ended June 30, 2010 and 2009, respectively, and $7 and $1 for the six months ended June 30, 2010 and 2009, respectively. The Company had accounts payable to Apollo and affiliates of $1 and $2 at June 30, 2010 and December 31, 2009, respectively.

The Company sells finished goods to and purchases raw materials from HAI. The Company also provides toll-manufacturing and other services to HAI. Prior to 2010 and the adoption of ASU 2009-17, HAI was consolidated in the Company’s unaudited Condensed Consolidated Financial Statements and these transactions were eliminated in consolidation. Beginning in 2010, the Company’s investment in HAI is recorded under the equity method of accounting and the related sales and purchases are not eliminated from the Company’s unaudited Condensed Consolidated Financial Statements. However, any profit on these transactions is eliminated in the Company’s unaudited Condensed Consolidated Financial Statements to the extent of the Company’s 50% interest in HAI. Sales to and services provided to HAI were $24 and $45 for the three and six months ended June 30, 2010, respectively. Purchases from HAI were $36 and $46 for the three and six months ended June 30, 2010, respectively. The Company had accounts receivable from HAI of $11 and accounts payable to HAI of $12 at June 30, 2010. HAI declared a dividend of $4, of which the Company has received $3 as of June 30, 2010.

The Company’s purchase contracts with HAI represent a significant portion of HAI’s total revenue. In addition, the Company has pledged its member interest in HAI as collateral on HAI’s revolving line of credit. These factors result in the Company absorbing the majority of the risk to potential losses or gains from a majority of the expected returns. However, the Company does not have the power to direct the activity’s that most significantly impact HAI, and therefore, does not have a controlling financial interest. As of June 30, 2010 the carrying value of HAI’s assets and liabilities were $45 and $24, respectively.

The Company has a loan receivable from its unconsolidated forest products joint venture in Russia of $4 as of June 30, 2010.

5. Transfers of Financial Assets

In June 2010, the Company entered into accounts receivable purchase and sale agreements to sell $100 of its trade accounts receivable to affiliates of Apollo on terms which management believes were more favorable to the Company than could have been obtained from an independent third party. Under the terms of the agreements, the receivables are sold at a discount relative to their carrying value in exchange for all interests in such receivables. The Company retains the obligation to service the collection of the receivables on the purchasers’ behalf for which the Company is paid a fee, and the purchasers defer payment of a portion of the receivable purchase price and establish a reserve account with the proceeds. The reserve account is used to reimburse the purchasers for credit and collection risk. The remaining amounts are paid to the Company after receipt of all collections on the purchased receivables. Other than amounts held in the reserve account, the purchasers bear all credit risk on the purchased receivables.

These accounts receivable purchase and sale agreements were accounted for as sales-type transfers. The losses recorded on these sales were less than $1 for the three and six months ended June 30, 2010 and are included in Other operating expense, net in the unaudited Condensed Consolidated Statements of Operations. Servicing fees were less than $1 for the three and six months ended June 30, 2010.

6. Fair Value and Financial Instruments

Fair Value

Fair value measurement provisions establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. This guidance describes three levels of inputs that may be used to measure fair value:

•	Level 1: Inputs are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date.

•	Level 3: Unobservable inputs, for example, inputs derived through extrapolation or interpolation that cannot be corroborated by observable market data.

Recurring Fair Value Measurements

Following is a summary of assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009:

	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
June 30, 2010
Derivative liabilities	$—	$(17)	$—	$(17)

December 31, 2009
Derivative liabilities	—	(35)	—	(35)

Level 1 primarily consists of financial instruments traded on exchange or futures markets. Level 2 includes those derivative instruments transacted primarily in over the counter markets.

The Company calculates the fair value of its derivative liabilities using quoted market prices whenever available. When quoted market prices are not available, the Company uses standard pricing models with market-based inputs, adjusted for nonperformance risk. When its financial instruments are in a liability position, the Company evaluates its credit risk as a component of fair value. At June 30, 2010 and December 31, 2009, the Company reduced its derivative liabilities by $0 and $1, respectively, for its nonperformance risk. As a significant portion of the Company’s derivative liabilities are cash flow hedges, $0 and $1 was recognized in Accumulated other comprehensive income at June 30, 2010 and December 31, 2009, respectively.

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

In July 2010, the Company entered into a two-year interest rate swap agreement (the “July 2010 Swap”). This swap is designed to offset the cash flow variability that results from interest rate fluctuations on the Company’s variable rate debt. This swap will become effective on January 4, 2011 upon the expiration of the January 2007 interest rate swap. The initial notional amount of the swap is $350, and will subsequently be amortized down to $325. The Company pays a fixed rate of 1.032% and will receive a variable one month LIBOR rate.

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

The following tables summarize the Company’s derivative financial instruments:

		June 30, 2010		December 31, 2009
Liability Derivatives	Balance Sheet Location	Notional Amount	Fair Value Liability	Notional Amount	Fair Value Liability
Derivatives designated as hedging instruments
Interest Rate Swaps
Interest swap – 2007	Other current liabilities	500	(15)	650	(28)

Total derivatives designated as hedging instruments			$(15)		$(28)

Derivatives not designated as hedging instruments
Foreign Exchange and Interest Rate Swaps
Cross-Currency and Interest Rate Swap	Other current liabilities	$25	$(1)	$25	$(5)
Interest Rate Swap
Interest swap – Australia Multi-Currency Term	Other current liabilities	20	—	23	(1)
Commodity Contracts
Electricity contracts	Other current liabilities	5	(1)	3	(1)
Natural gas contracts	Other current liabilities	1	—	1	—
Natural gas futures	Other current liabilities	1	—	3	—

Total derivatives not designated as hedging instruments			$(2)		$(7)

Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized in OCI on Derivative for the three months ended:		Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income for the three months ended:
	June 30, 2010	June 30, 2009		June 30, 2010	June 30, 2009
Interest Rate Swaps
Interest swap – 2006	$—	$—	Interest expense, net	$—	$(4)
Interest swap – 2007	—	(8)	Interest expense, net	(6)	(4)

Total	$—	$(8)		$(6)	$(8)

Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized in OCI on Derivative for the six months ended:		Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income for the six months ended:
	June 30, 2010	June 30, 2009		June 30, 2010	June 30, 2009
Interest Rate Swaps
Interest swap – 2006	$—	$—	Interest expense, net	$—	$(8)
Interest swap – 2007	(1)	(9)	Interest expense, net	(13)	(7)

Total	$(1)	$(9)		$(13)	$(15)

Derivatives Not Designated as Derivative Instruments	Amount of Gain (Loss) Recognized in Income on Derivative for the three months ended:		Location of Gain (Loss) Recognized in Income on Derivative
	June 30, 2010	June 30, 2009
Foreign Exchange and Interest Rate Swaps
Cross-Currency and Interest Rate Swap	$2	$(2)	Other non-operating expense, net
Interest Rate Swap
Interest swap – Australia Multi-Currency Term	1	—	Other non-operating expense, net
Commodity Contracts
Electricity contracts	1	—	Cost of sales
Natural gas contracts	—	(1)	Cost of sales
Natural gas futures	—	(1)	Cost of sales

Total	$4	$(4)

Derivatives Not Designated as Derivative Instruments	Amount of Gain (Loss) Recognized in Income on Derivative for the six months ended:		Location of Gain (Loss) Recognized in Income on Derivative
	June 30, 2010	June 30, 2009
Foreign Exchange and Interest Rate Swaps
Cross-Currency and Interest Rate Swap	$4	$(1)	Other non-operating expense, net
Interest Rate Swap
Interest swap – Australia Multi-Currency Term	1	—	Other non-operating expense, net
Commodity Contracts
Electricity contracts	1	(1)	Cost of sales
Natural gas contracts	—	(1)	Cost of sales
Natural gas futures	(1)	(2)	Cost of sales

Total	$5	$(5)

Non-derivative Financial Instruments

The following table summarizes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt	$3,637	$3,288	$3,510	$3,059

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

7. Debt Obligations

Debt outstanding at June 30, 2010 and December 31, 2009 is as follows:

	June 30, 2010		December 31, 2009
	Long- Term	Due Within One Year	Long- Term	Due Within One Year
Non-affiliated debt:
Senior Secured Credit Facilities:
Revolving facility due 2011	$—	$—	$36	$—
Floating rate term loans due 2013	455	7	2,211	23
Floating rate term loans due 2015	930	16	—	—
Senior Secured Notes:
8.875% senior secured notes due 2018 (includes $7 of unamortized debt discount)	993	—	—	—
Floating rate second-priority senior secured notes due 2014	120	—	120	—
9.75% second-priority senior secured notes due 2014	533	—	533	—
Debentures:
9.2% debentures due 2021	74	—	74	—
7.875% debentures due 2023	189	—	189	—
8.375% sinking fund debentures due 2016	62	—	62	—
Other Non-affiliated Borrowings:
Australia Multi-Currency Term / Working Capital Facility due 2011	38	9	46	8
Brazilian bank loans	34	40	30	35
Capital leases	13	1	14	1
Other	7	12	13	11

Total non-affiliated debt	3,448	85	3,328	78
Affiliated debt:
Affiliated borrowings due on demand	—	4	—	4
Affiliated term loan due 2011	100	—	100	—

Total affiliated debt	100	4	100	4

Total debt	$3,548	$89	$3,428	$82

Refinancing Transactions

In late December 2009 and January 2010, the Company extended $200 of its revolving facility commitments from lenders under the Senior Secured Credit Facility, which will take effect upon the May 31, 2011 maturity of the existing revolving facility commitments. The new commitments will extend the availability of the revolving facility to February 2013.

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

The interest rate for the revolving credit facility through May 2011 bears interest at adjusted LIBOR plus 2.50%. The extended revolving loans will bear interest at a rate of LIBOR plus 4.50%. The Company is also required to pay a 2% ticking fee on committed amounts for the extended revolver, payable quarterly through May 2011. Available borrowings under the amended Senior Secured Credit Facilities were $218 at June 30, 2010.

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

Affiliated Debt

In 2009, the Company borrowed $100 in term loans from affiliates of Apollo which will mature on December 31, 2011 with interest at adjusted LIBOR plus 2.25%. In 2009, the Company borrowed $4 from an affiliate of Apollo which is due upon demand. The weighted average interest rate of affiliated borrowings at June 30, 2010 was 2.8%. Proceeds from the loans were used for general corporate purposes.

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

The following table summarizes all probable environmental remediation, indemnification and restoration liabilities, including related legal expenses, at June 30, 2010 and December 31, 2009:

	Number of Sites		Liability		Range of Reasonably Possible Costs
Site Description	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009	Low	High
Geismar, LA	1	1	$17	$17	$10	$25
Superfund and offsite landfills – allocated share:
Less than 1%	28	27	1	1	1	2
Equal to or greater than 1%	12	12	7	7	5	13
Currently-owned	21	22	9	11	5	17
Formerly-owned:
Remediation	10	10	2	2	1	12
Monitoring only	7	7	1	1	1	2

	79	79	$37	$39	$23	$71

These amounts include estimates for unasserted claims that the Company believes are probable of loss and reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of a range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. At June 30, 2010 and December 31, 2009, $12 and $13, respectively, has been included in Other current liabilities in the unaudited Condensed Consolidated Balance Sheets with the remaining amount included in Other long-term liabilities.

Following is a discussion of the Company’s environmental liabilities and the related assumptions at June 30, 2010:

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

Indemnifications —In connection with the acquisition of certain of the Company’s operating businesses, the Company has been indemnified by the sellers against certain liabilities of the acquired businesses, including liabilities relating to both known and unknown environmental contamination arising prior to the date of the purchase. The indemnifications may be subject to certain exceptions and limitations, deductibles and indemnity caps. While it is reasonably possible that some costs could be incurred, except for those sites identified above, the Company has inadequate information to allow it to estimate a potential range of liability, if any.

Non-Environmental Legal Matters

The Company is involved in various legal proceedings in the ordinary course of business and has reserves of $11 and $29 at June 30, 2010 and December 31, 2009, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable. At June 30, 2010 and December 31, 2009, $6 and $26, respectively, has been included in Other current liabilities in the unaudited Condensed Consolidated Balance Sheets with the remaining amount included in Other long-term liabilities.

Following is a discussion of significant non-environmental legal proceedings:

Matters Related to the Terminated Merger Agreement with Huntsman Corporation—

On July 17, 2008, an individual Huntsman shareholder filed suit against the Company, Craig O. Morrison, President and Chief Executive Officer, and Joshua J. Harris, Director, in the United States District Court in the Southern District of New York related to matters arising out of the Huntsman Agreement (the “New York Shareholder Action”). The plaintiff in the New York Shareholder Action sought to represent a class of purchasers of Huntsman common stock between May 14, 2008 and June 18, 2008 (the “Class Period”). The complaint alleged that the defendants disseminated false and misleading statements and failed to disclose material facts regarding the merger during the Class Period in violation of U.S. securities laws. In October 2009, the parties reached a settlement agreement which includes payment by the Company of $18 which the Company had accrued as of December 31, 2009 and has subsequently paid in 2010. In 2010, the Company negotiated and subsequently received an $8 resolution payment from its director and officer liability insurance carrier related to the settlement agreement. The amount is included in Terminated merger and settlement income, net in the unaudited Condensed Consolidated Statements of Operations.

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

Brazil Tax Claim—In 1992, the State of Sao Paulo Administrative Tax Bureau issued an assessment against the Company’s Brazilian subsidiary claiming that excise taxes were owed on certain intercompany loans made for centralized cash management purposes. These loans were characterized by the Tax Bureau as intercompany sales. Since that time, management and the Tax Bureau have held discussions and the subsidiary filed an administrative appeal seeking cancellation of the assessment. The Administrative Court upheld the assessment in December 2001. In 2002, the subsidiary filed a second appeal with the highest-level Administrative Court, again seeking cancellation of the assessment. In February 2007, the highest-level Administrative Court upheld the assessment. The Company requested a review of this decision. On April 23, 2008, the Brazilian Administrative Tax Tribunal issued its final decision upholding the assessment against the subsidiary. The Company filed an Annulment action in the Brazilian Judicial Courts in May 2008 along with a request for an injunction to suspend the tax collection. The injunction was denied but the Annulment action is being pursued. The Company has pledged certain properties and assets in Brazil during the pendency of the Annulment action in lieu of paying the assessment. The Court appointed expert has filed a report asserting that the transactions in question were intercompany loans. The Company is awaiting the Court’s decision and believes it has a strong defense against the assessment and does not believe a loss contingency is probable. At June 30, 2010, the amount of the assessment, including tax, penalties, monetary correction and interest, is 65 Brazilian reais, or approximately $36.

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

9. Pension and Postretirement Expense

Following are the components of net pension and postretirement expense (benefit) recognized by the Company for the three and six months ended June 30, 2010 and 2009:

	Pension Benefits				Non-Pension Postretirement Benefits
	Three months ended June 30,				Three months ended June 30,
	2010		2009		2010		2009
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1	$2	$1	$2	$—	$—	$—	$—
Interest cost on projected benefit obligation	3	4	4	4	—	—	—	—
Expected return on assets	(4)	(3)	(3)	(3)	—	—	—	—
Amortization of prior service cost	—	1	—	1	(2)	—	(2)	—
Recognized actuarial loss	2	—	2	—	—	—	—	—
Curtailment (gain) loss	—	—	(1)	1	—	—	—	—

Net expense (benefit)	$2	$4	$3	$5	$(2)	$—	$(2)	$—

	Pension Benefits				Non-Pension Postretirement Benefits
	Six months ended June 30,				Six months ended June 30,
	2010		2009		2010		2009
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$2	$4	$3	$4	$—	$—	$—	$—
Interest cost on projected benefit obligation	7	8	8	8	—	—	—	—
Expected return on assets	(8)	(6)	(7)	(5)	—	—	—	—
Amortization of prior service cost	—	1	—	1	(5)	—	(5)	—
Recognized actuarial loss	4	—	5	—	—	—	—	—
Curtailment loss	—	—	—	1	—	—	—	—

Net expense (benefit)	$5	$7	$9	$9	$(5)	$—	$(5)	$—

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

The Company’s business segments are based on the products that the Company offers and the markets that it serves. At June 30, 2010, the Company had three reportable segments: Epoxy and Phenolic Resins, Formaldehyde and Forest Products Resins and Coatings and Inks. A summary of the major products of the Company’s reportable segments follows:

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

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net Sales to Unaffiliated Customers(1)(2):
Epoxy and Phenolic Resins	$613	$444	$1,169	$893
Formaldehyde and Forest Product Resins	422	272	808	543
Coatings and Inks	269	231	501	425

	$1,304	$947	$2,478	$1,861

Segment EBITDA(2):
Epoxy and Phenolic Resins	$102	$63	$178	$109
Formaldehyde and Forest Product Resins	50	22	92	44
Coatings and Inks	27	22	42	23
Corporate and Other	(15)	(17)	(27)	(25)

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.
(2)	The Company changed its segment reporting in the first quarter of 2010. Prior period balances have been recast to conform to the Company’s current reportable segments.

Reconciliation of Segment EBITDA to Net Income (Loss):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Segment EBITDA:
Epoxy and Phenolic Resins	$102	$63	$178	$109
Formaldehyde and Forest Product Resins	50	22	92	44
Coatings and Inks	27	22	42	23
Corporate and Other	(15)	(17)	(27)	(25)

Reconciliation:
Items not included in Segment EBITDA
Terminated merger and settlement income, net	27	12	35	42
Non-cash charges	(2)	(3)	(11)	1
Unusual items:
Gain/(loss) on divestiture of assets	2	2	2	(1)
Business realignments	(3)	(22)	(11)	(38)
Asset impairments	—	(44)	—	(47)
Other	(8)	(8)	(16)	(22)

Total unusual items	(9)	(72)	(25)	(108)

Total adjustments	16	(63)	(1)	(65)
Interest expense, net	(72)	(56)	(135)	(120)
Gain on extinguishment of debt	—	14	—	182
Income tax (expense) benefit	(13)	3	(18)	—
Depreciation and amortization	(43)	(44)	(86)	(88)

Net income (loss) attributable to Hexion Specialty Chemicals, Inc.	52	(56)	45	60
Net income attributable to noncontrolling interest	—	—	—	1

Net income (loss)	$52	$(56)	$45	$61

Items not included in Segment EBITDA

For the three and six months ended June 30, 2010, Terminated merger and settlement income, net includes the pushdown of the recovery of $28 in insurance proceeds related to the $200 settlement payment made by the Company’s owner that was treated as a pushdown of owner expense in 2008. For the six months ended June 30, 2010, Terminated merger and settlement income, net also represents $8 in insurance settlements related to the New York Shareholder Action. For the three and six months ended June 30, 2009, Terminated merger and settlement income, net primarily reflects the pushdown of $15 and $30, respectively, in insurance proceeds related to the $200 settlement payment, as well as discounts on certain of the Company’s merger related service provider liabilities. This income was partially offset by legal and consulting costs and legal contingency accruals related to the New York Shareholder Action.

Non-cash charges primarily represent stock-based compensation expense, accelerated depreciation on closing facilities and unrealized derivative and foreign exchange gains and losses. For the three and six months ended June 30, 2010, non-cash charges also include the write-off of unamortized deferred financing fees associated with the January Refinancing Transactions.

Not included in Segment EBITDA are certain non-cash and certain non-recurring income or expenses that are deemed by management to be unusual in nature. For the three and six months ended June 30, 2010, these items consisted of business realignment costs primarily related to expenses from the Company’s productivity program, realized foreign exchange gains and losses, retention program costs and financing fees incurred as part of the January Refinancing Transactions. For the three and six months ended June 30, 2009, these items consisted of business realignment costs primarily related to expenses from the Company’s productivity program, realized foreign exchange gains and losses, retention program costs and impairment of property and equipment. For the six months ended June 30, 2009, these items also consisted of a gain on the settlement of certain legacy company acquisition claims.

11. Summarized Financial Information of Unconsolidated Affiliates

Summarized financial information of the unconsolidated affiliate HAI for the three and six months ended June 30, 2010 is as follows:

	Three months ended June 30, 2010	Six months ended June 30, 2010
Net sales	$36	$66
Gross profit	9	15
Pre-tax income	4	7
Net income	4	7

The comparative data for the three and six months ended June 30, 2009 has been omitted, as HAI was consolidated within the Company’s unaudited Condensed Consolidated Financial Statements during this period.

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

The following information contains the condensed consolidating financial information for Hexion (the parent), the Subsidiary Issuers, the combined subsidiary guarantors (Borden Chemical Investments, Inc., Borden Chemical Foundry, LLC, Lawter International, Inc., HSC Capital Corporation, Borden Chemical International, Inc., Hexion CI Holding Company, NL COOP Holdings LLC and Oilfield Technology Group, Inc.) and the combined non-guarantor subsidiaries, which includes all of the Company’s foreign subsidiaries and HAI (prior to the deconsolidation of this entity).

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

HEXION SPECIALTY CHEMICALS, INC.

THREE MONTHS ENDED JUNE 30, 2010

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$615	$—	$—	$810	$(121)	$1,304
Cost of sales	525	—	—	699	(121)	1,103

Gross profit	90	—	—	111	—	201
Selling, general and administrative expense	34	—	—	60	—	94
Terminated merger and settlement income, net	(27)	—	—	—	—	(27)
Other operating income, net	—	—	—	(4)	—	(4)

Operating income	83	—	—	55	—	138
Interest expense, net	22	38	—	12	—	72
Intercompany interest expense (income)	34	(44)	—	10	—	—
Other non-operating (income) expense, net	(3)	2	—	5	—	4

Income before income tax, earnings from unconsolidated entities	30	4	—	28	—	62
Income tax expense	2	1	—	10	—	13

Income before earnings from unconsolidated entities	28	3	—	18	—	49
Earnings from unconsolidated entities, net of taxes	24	—	12	—	(33)	3

Net income	52	3	12	18	(33)	52

HEXION SPECIALTY CHEMICALS, INC.

THREE MONTHS ENDED JUNE 30, 2009

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$395	$—	$—	$624	$(72)	$947
Cost of sales	355	—	—	540	(72)	823

Gross profit	40	—	—	84	—	124
Selling, general and administrative expense	32	—	—	53	—	85
Terminated merger and settlement (income) expense, net	(13)	—	—	1	—	(12)
Asset impairments	38	—	—	6	—	44
Other operating expense (income), net	8	—	(1)	9	—	16

Operating (loss) income	(25)	—	1	15	—	(9)
Interest expense, net	35	14	—	7	—	56
Gain on extinguishment of debt	(14)	—	—	—	—	(14)
Intercompany interest expense (income)	19	(20)	—	1	—	—
Other non-operating (income) expense, net	(1)	1	1	8	—	9

(Loss) income before income tax, earnings from unconsolidated entities	(64)	5	—	(1)	—	(60)
Income tax (benefit) expense	(17)	—	—	14	—	(3)

(Loss) income before earnings from unconsolidated entities	(47)	5	—	(15)	—	(57)
Earnings from unconsolidated entities, net of taxes	(9)	—	—	1	9	1

Net (loss) income	(56)	5	—	(14)	9	(56)

HEXION SPECIALTY CHEMICALS, INC.

SIX MONTHS ENDED JUNE 30, 2010

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,141	$—	$—	$1,560	$(223)	$2,478
Cost of sales	988	—	—	1,364	(223)	2,129

Gross profit	153	—	—	196	—	349
Selling, general and administrative expense	63	—	—	112	—	175
Terminated merger and settlement income, net	(35)	—	—	—	—	(35)
Other operating expense, net	4	—	—	—	—	4

Operating income	121	—	—	84	—	205
Interest expense, net	47	68	—	20	—	135
Intercompany interest expense (income)	63	(81)	—	18	—	—
Other non-operating expense, net	2	5	—	4	—	11

Income before income tax, earnings from unconsolidated entities	9	8	—	42	—	59
Income tax expense	3	1	—	14	—	18

Income before earnings from unconsolidated entities	6	7	—	28	—	41
Earnings from unconsolidated entities, net of taxes	39	—	13	—	(48)	4

Net income	45	7	13	28	(48)	45

HEXION SPECIALTY CHEMICALS, INC.

SIX MONTHS ENDED JUNE 30, 2009

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$800	$—	$—	$1,214	$(153)	$1,861
Cost of sales	716	—	—	1,084	(153)	1,647

Gross profit	84	—	—	130	—	214
Selling, general and administrative expense	61	—	—	107	—	168
Terminated merger and settlement (income) expense, net	(43)	—	—	1	—	(42)
Asset impairments	39	—	—	8	—	47
Other operating expense (income), net	18	—	(1)	21	—	38

Operating income (loss)	9	—	1	(7)	—	3
Interest expense, net	70	33	—	17	—	120
Gain on extinguishment of debt	(35)	(147)	—	—	—	(182)
Intercompany interest expense (income)	39	(40)	—	1	—	—
Other non-operating (income) expense, net	(1)	1	1	4	—	5

(Loss) income before income tax, earnings from unconsolidated entities	(64)	153	—	(29)	—	60
Income tax (benefit) expense	(12)	—	—	12	—	—

(Loss) income before earnings from unconsolidated entities	(52)	153	—	(41)	—	60
Earnings from unconsolidated entities, net of taxes	113	—	—	1	(113)	1

Net income (loss)	61	153	—	(40)	(113)	61
Net income attributable to noncontrolling interest	(1)	—	—	—	—	(1)

Net income (loss) attributable to Hexion Specialty Chemicals, Inc.	$60	$153	$—	$(40)	$(113)	$60

HEXION SPECIALTY CHEMICALS, INC.

JUNE 30, 2010

CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents (including restricted cash of $0 and $3, respectively)	$13	$—	$—	$102	$—	$115
Short-term investments	—	—	—	12	—	12
Accounts receivable, net	147	—	2	524	—	673
Inventories:
Finished and in-process goods	151	—	—	154	—	305
Raw materials and supplies	50	—	—	84	—	134
Other current assets	14	—	—	66	—	80

Total current assets	375	—	2	942	—	1,319

Other assets
Investment in subsidiaries	238	—	21	—	(259)	—
Other assets	23	28	15	70	—	136

	261	28	36	70	(259)	136
Property and equipment, net	536	—	—	758	—	1,294
Goodwill	93	—	—	68	—	161
Other intangible assets, net	65	—	—	75	—	140

Total assets	$1,330	$28	$38	$1,913	$(259)	$3,050

Liabilities and (Deficit) Equity
Current liabilities
Accounts and drafts payable	$205	$—	$—	$348	$—	$553
Intercompany accounts (receivable) payable	(13)	(38)	—	51	—	—
Debt payable within one year	19	—	—	66	—	85
Intercompany loans (receivable) payable	(82)	—	—	82	—	—
Loans payable to affiliates	4	—	—	—	—	4
Interest payable	23	45	—	2	—	70
Income taxes payable	10	—	—	31	—	41
Accrued payroll and incentive compensation	20	—	—	26	—	46
Other current liabilities	78	—	—	70	—	148

Total current liabilities	264	7	—	676	—	947
Long-term debt	1,161	1,646	—	641	—	3,448
Affiliated long-term debt	80	—	—	20	—	100
Intercompany loans payable (receivable)	1,489	(1,835)	(15)	361	—	—
Long-term pension and post employment benefit obligations	97	—	—	115	—	212
Deferred income taxes	35	—	—	79	—	114
Other long-term liabilities	105	—	—	21	—	126
Advance from affiliates	225	—	—	—	—	225

Total liabilities	3,456	(182)	(15)	1,913	—	5,172

Total Hexion Specialty Chemicals, Inc. shareholders (deficit) equity	(2,126)	210	53	(4)	(259)	(2,126)
Noncontrolling interest	—	—	—	4	—	4

Total (deficit) equity	(2,126)	210	53	—	(259)	(2,122)

Total liabilities and (deficit) equity	$1,330	$28	$38	$1,913	$(259)	$3,050

HEXION SPECIALTY CHEMICALS, INC.

DECEMBER 31, 2009

CONDENSED CONSOLIDATING BALANCE SHEET

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents (including restricted cash of $0 and $7, respectively)	$22	$—	$—	$120	$—	$142
Short-term investments	—	—	—	10	—	10
Accounts receivable, net	55	—	—	423	—	478
Inventories:
Finished and in-process goods	129	—	—	135	—	264
Raw materials and supplies	40	—	—	75	—	115
Other current assets	23	—	—	61	—	84

Total current assets	269	—	—	824	—	1,093

Other assets
Investment in subsidiaries	831	—	23	—	(854)	—
Other assets	33	6	—	65	—	104

	864	6	23	65	(854)	104
Property and equipment, net	549	—	—	891	—	1,440
Goodwill	94	—	—	83	—	177
Other intangible assets, net	69	—	—	90	—	159

Total assets	$1,845	$6	$23	$1,953	$(854)	$2,973

Liabilities and (Deficit) Equity
Current liabilities
Accounts and drafts payable	$161	$—	$—	$320	$—	$481
Intercompany accounts (receivable) payable	(13)	(4)	—	17	—	—
Debt payable within one year	22	—	—	56	—	78
Intercompany loans payable (receivable)	360	—	(5)	(355)	—	—
Loans payable to affiliates	4	—	—	—	—	4
Interest payable	27	7	—	2	—	36
Income taxes payable	9	—	—	33	—	42
Accrued payroll and incentive compensation	20	—	—	30	—	50
Other current liabilities	106	—	—	91	—	197

Total current liabilities	696	3	(5)	194	—	888
Long-term debt	1,970	653	—	705	—	3,328
Affiliated long-term debt	80	—	—	20	—	100
Intercompany loans payable (receivable)	683	(868)	(14)	199	—	—
Long-term pension and post employment benefit obligations	102	—	—	131	—	233
Deferred income taxes	39	—	—	81	—	120
Other long-term liabilities	101	—	—	27	—	128
Advance from affiliates	225	—	—	—	—	225

Total liabilities	3,896	(212)	(19)	1,357	—	5,022

Total Hexion Specialty Chemicals, Inc. shareholders (deficit) equity	(2,063)	218	42	594	(854)	(2,063)
Noncontrolling interest	12	—	—	2	—	14

Total (deficit) equity	(2,051)	218	42	596	(854)	(2,049)

Total liabilities and (deficit) equity	$1,845	$6	$23	$1,953	$(854)	$2,973

HEXION SPECIALTY CHEMICALS, INC.

SIX MONTHS ENDED JUNE 30, 2010

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Hexion Specialty Chemicals, Inc.		Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(232	)(a)	$12	$(5)	$117	(a)	$—	$(108)

Cash flows provided by (used in) investing activities
Capital expenditures	(23)		—	—	(24)		—	(47)
Capitalized interest	—		—	—	(1)		—	(1)
Purchases of investments	—		—	—	(2)		—	(2)
Change in restricted cash	—		—	—	4		—	4
Proceeds from the return of capital from subsidiary	190	(a)	—	—	—		(190)	—
Dividend from subsidiary	11		—	3	—		(11)	3
Deconsolidation of variable interest entities	—		—	—	(4)		—	(4)
Proceeds from the sale of assets	6		—	—	6		—	12

	184		—	3	(21)		(201)	(35)

Cash flows provided by (used in) financing activities
Net short-term debt (repayments) borrowings	(4)		—	—	4		—	—
Borrowings of long-term debt	130		993	—	256		—	1,379
Repayments of long-term debt	(939)		—	—	(283)		—	(1,222)
Return of capital to parent	—		—	—	(190	)(a)	190	—
Net intercompany loan borrowings (repayments)	853		(973)	5	115		—	—
Long-term debt and credit facility financing fees	(1)		(24)	—	(8)		—	(33)
Payments of dividends on common stock	—		(8)	(3)	—		11	—

	39		(12)	2	(106)		201	124

Effect of exchange rates on cash and cash equivalents	—		—	—	(4)		—	(4)

Decrease in cash and cash equivalents	(9)		—	—	(14)		—	(23)
Cash and cash equivalents (unrestricted) at beginning of period	22		—	—	113		—	135

Cash and cash equivalents (unrestricted) at end of period	$13		$—	$—	$99		$—	$112

(a)	In both March and June 2010, Hexion Specialty Chemicals, Inc. contributed receivables of $100 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the six months ended June 30, 2010, the non-guarantor subsidiary sold $200 of the contributed receivables to affiliates of Apollo for net cash of $190 (see Note 4). The cash proceeds were returned to Hexion Specialty Chemicals, Inc. by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined non-guarantor subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and Hexion Specialty Chemicals, Inc., respectively.

HEXION SPECIALTY CHEMICALS, INC.

SIX MONTHS ENDED JUNE 30, 2009

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$53	$(14)	$—	$215	$—	$254
Cash flows used in investing activities
Capital expenditures	(16)	—	—	(41)	—	(57)
Capitalized interest	—	—	—	(2)	—	(2)
Proceeds from matured debt securities	—	—	—	5	—	5
Change in restricted cash	—	—	—	(7)	—	(7)
Proceeds from the sale of assets	4	—	—	—	—	4

	(12)	—	—	(45)	—	(57)

Cash flows (used in) provided by financing activities
Net short-term debt (repayments) borrowings	(6)	—	—	2	—	(4)
Borrowings of long-term debt	90	—	—	162	—	252
Repayments of long-term debt	(117)	(24)	—	(346)	—	(487)
Net borrowings of affiliated debt	84	—	—	20	—	104
Purchase of note receivable due from parent	—	—	—	(24)	—	(24)
Deconsolidation of noncontrolling interest in variable interest entity	(24)	—	—	—	—	(24)
Net intercompany loan (repayments) borrowings	(47)	38	—	9	—	—
Payments of dividends on common stock	(9)	—	—	—	—	(9)

	(29)	14	—	(177)	—	(192)

Effect of exchange rates on cash and cash equivalents	—	—	—	6	—	6

Increase (decrease) in cash and cash equivalents	12	—	—	(1)	—	11
Cash and cash equivalents (unrestricted) at beginning of period	23	—	—	98	—	121

Cash and cash equivalents (unrestricted) at end of period	$35	$—	$—	$97	$—	$132

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in millions)

The following commentary should be read in conjunction with the audited financial statements and the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K.

Within the following discussion, unless otherwise stated, “the quarter ended June 30, 2010” and “the second quarter of 2010” refer to the three months ended June 30, 2010, and “the quarter ended June 30, 2009” and “the second quarter of 2009” refer to the three months ended June 30, 2009, “the first half of 2010” and “the first half of 2009” refer to the six months ended June 30, 2010 and 2009, respectively.

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

Important factors that could cause actual results to differ materially from those contained in our forward-looking statements include regional or global economic, competitive and regulatory factors including, but not limited to, the continuing global economic downturn, interruptions in the supply of or increased pricing of raw materials due to natural disasters, pricing actions by our competitors that could affect our operating margins, changes in governmental regulations involving our products, and the following:

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

Overview and Outlook

We are a large participant in the specialty chemicals industry, and a leading producer of adhesive and structural resins and coatings. Thermosets are a critical ingredient for virtually all paints, coatings, glues and other adhesives produced for consumer or industrial uses. We provide a broad array of thermosets and associated technologies and have significant market positions in all of the key markets that we serve.

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

Through our worldwide network of strategically located production facilities we serve more than 7,600 customers in over 100 countries. Our global customers include large companies in their respective industries, such as 3M, Ashland Chemical, BASF, Bayer, DuPont, GE, Halliburton, Honeywell, Huntsman, Louisiana Pacific, Owens Corning, PPG Industries, Sumitomo, Sun Chemicals, Valspar and Weyerhaeuser.

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

•

Pursue Further Development of “Green Products.” We will continue to develop products that are environmentally advanced and support our customers’ overall sustainability initiatives as they increasingly require thermoset resins that meet changing environmental standards.

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

Our business divisions are based on the products that we offer and the markets that we serve. Our reportable segments are based upon these business divisions. At June 30, 2010, we had three reportable segments: Epoxy and Phenolic Resins, Formaldehyde and Forest Products Resins and Coatings and Inks. The major products of our reportable segments are as follows:

•	Epoxy and Phenolic Resins: epoxy specialty resins, oil field product applications, versatic acids and derivatives, basic epoxy resins and intermediates, molding compounds and phenolic specialty resins

•	Formaldehyde and Forest Products Resins: forest products resins and formaldehyde applications

•	Coatings and Inks: polyester resins, alkyd resins, acrylic resins and ink resins and additives

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

•

Net sales increased 38% in the second quarter of 2010 and 33% in the first half of 2010 as compared to the corresponding periods in 2009 due primarily to higher demand as the global economic downturn began to stabilize. The increase was driven by stabilizing and slightly increasing demand in the automotive, housing and durable goods markets, partially offset by continued modest declines in the global construction market. Net sales also increased due to raw material-driven price increases to our customers, as well as favorable foreign currency translation due to the weakening of the U.S. dollar against the Brazilian real, Australian dollar and Canadian dollar compared to the second quarter and first half of 2009, partially offset by the strengthening of the U.S. dollar against the euro compared to the second quarter and first half of 2009.

•

As a percent of sales, gross profit increased 2% in the second quarter of 2010 and the first half of 2010 as compared to the corresponding periods in 2009. Gross profit percentage increased due to the positive impact of productivity project initiatives and the impact of increased product volumes that outpaced the increase in fixed processing costs and the positive impact of pricing initiatives.

•

Our epoxy specialty and oil field businesses experienced significant profitability during the first half of 2010 compared to the first half of 2009. These business’ EBITDA increased $30 over the prior year due primarily to the continued growth of volumes within the wind and alternative energy markets and increases in oil and natural gas drilling activity.

•	We realized $33 and $24 in incremental productivity savings in the first and second quarters of 2010, respectively. At June 30, 2010, we have $70 of in-process productivity savings initiatives.

•	We announced price increases across substantially all product lines in response to raw material price increases.

•	We are expanding in markets in which we expect opportunities for growth:

Recently completed efforts include:

•	Completion of a formaldehyde and forest products resins manufacturing complex to serve the engineered wood products market in southern Brazil, which began operations in the first quarter of 2010.

•	A joint venture to construct a forest products resins manufacturing facility in Russia, which began limited operations in the fourth quarter of 2009.

•	The relocation of a specialty epoxy facility to a larger facility in Esslingen, Germany in April 2010 to support the growing wind energy market.

•

The completion of a new oil field manufacturing plant and the opening of additional transload facilities to provide resin coated proppants to fracturing service companies and operators in the oil & gas industry.

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

Short-term Outlook

Our business is impacted by general economic and industrial conditions, including housing starts, automotive builds, oil and natural gas drilling activity and general industrial production. Our business has both geographic and end market diversity which often reduces the impact of any one of these factors on our overall performance. During the second quarter of 2010, we experienced slight increases in sequential quarter volumes for most of our businesses, and significant increases in volumes in virtually all businesses compared to the second quarter of 2009 due to the stabilization of markets after the global economic downturn, which had slightly recovered from its low point in early 2009. U.S. housing starts improved modestly in the first half of 2010 compared to the low point in early 2009; however, they remain at historically low levels. We anticipate U.S. housing starts for the remainder of 2010 to be relatively flat compared to the levels seen in the first half of 2010, but to continue a gradual multi-year recovery. We also anticipate moderate increases in U.S. automobile production; however, European production in both of these markets is expected to remain flat versus 2009. These factors, along with an anticipated modest increase in demand in other markets we serve, should continue to lead to volume increases throughout 2010 as compared to 2009. However, we do not expect growth in volumes to be consistent among our various product lines as certain industries appear to be recovering more rapidly than others. In certain of our businesses, it is unclear whether the increase in volumes is representative of economic recovery in the end markets we serve or restocking of inventory by our customers to compensate for the de-stocking of inventory that occurred in the first half of 2009.

We expect short-term under-capacity in worldwide base epoxy markets and monomers markets to continue into the third quarter of 2010 and to positively impact product lines in our Epoxy and Phenolic Resins and Coatings and Inks segments, respectively. Worldwide capacity is expected to return to normal levels by the end of 2010. We anticipate continued strength in volumes in our epoxy specialty resins business, driven primarily by the growth in the wind and alternative energy markets. In addition, we anticipate the continued growth of horizontal fracturing and drilling activities within the oil and gas industry to positively impact demand for products within our oil field business. These trends should have positive impacts on volumes in our Epoxy and Phenolic Resins segment.

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

As evidenced by the increases in raw material costs throughout the first half of 2010, we expect long-term raw material cost volatility to continue because of historically volatile price movements of key feedstocks. To help mitigate raw material volatility, we have purchase and sale contracts with many of our vendors and customers that contain periodic price adjustment mechanisms. Due to differences in the timing of pricing mechanism trigger points between our sales and purchase contracts, there is often a lead-lag impact during which margins are negatively impacted in the short term when raw material prices increase and are positively impacted in the short term when raw material prices fall.

Matters Impacting Comparability of Results

Our unaudited Condensed Consolidated Financial Statements include the accounts of the Company, its majority-owned subsidiaries in which minority shareholders hold no substantive participating rights and variable interest entities in which we have a controlling financial interest. Intercompany accounts and transactions are eliminated in consolidation. The deconsolidation of the HAI joint venture negatively impacted sales by $19 and $41 compared to the second quarter and first half of 2009, respectively. However, the deconsolidation of HAI did not have a material impact on our Segment EBITDA as compared to the second quarter or first half of 2009 as equity earnings from HAI are included in our Segment EBITDA.

Raw materials comprise approximately 70% of our cost of sales. The three largest raw materials used in our production processes are phenol, methanol and urea. These materials represent about half of our total raw material costs. Fluctuations in energy costs, such as volatility in the price of crude oil and related petrochemical products, as well as the cost of natural gas have historically caused volatility in our raw material and utility costs. The average prices of phenol, methanol and urea increased by approximately 37%, 69% and 4%, respectively, in the second quarter of 2010 compared to the second quarter of 2009. The average prices of phenol, methanol and urea increased by approximately 53%, 66% and 5%, respectively, in the first half of 2010 compared to the first half of 2009. Passing through raw material price changes to customers can result in significant variances in sales comparisons from year to year.

Revised Financial Statements

In August 2010, we became aware that our owner had received insurance recoveries of approximately $15 and $7 in the second and third quarters of 2009, respectively, that should have been reported as a reduction to expenses (income) in those periods with an offsetting reduction in Paid-in capital. The insurance recoveries related to the $200 termination settlement payment made that was pushed down and treated as an expense of the Company in 2008. As previously disclosed, we record any insurance recoveries as a non-cash reduction to expenses in the period when the insurance settlement is reached. We have revised our financial statements for the three and six months ended June 30, 2009 to record approximately $15 of income related to the insurance recoveries by our owner for the costs incurred in connection with the termination of the merger with Huntsman Corporation. The revision had no impact on our revenues, total assets, total liabilities, total debt, total equity, net worth, liquidity, cash flows, or Segment EBITDA.

Results of Operations

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)	Three Months ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009
Net sales	$1,304	$947	$2,478	$1,861
Cost of sales	1,103	823	2,129	1,647

Gross profit	201	124	349	214
Gross profit as a percentage of net sales	15%	13%	14%	12%
Selling, general & administrative expense	94	85	175	168
Terminated merger and settlement income, net	(27)	(12)	(35)	(42)
Asset impairments	—	44	—	47
Other operating (income) expense, net	(4)	16	4	38

Operating income (loss)	138	(9)	205	3
Operating income (loss) as a percentage of net sales	11%	(1)%	8%	—%
Interest expense, net	72	56	135	120
Gain on extinguishment of debt	—	(14)	—	(182)
Other non-operating expense, net	4	9	11	5

Total non-operating expense (income)	76	51	146	(57)

Income (loss) before income tax and earnings from unconsolidated entities	62	(60)	59	60
Income tax expense (benefit)	13	(3)	18	—

Income (loss) before earnings from unconsolidated entities	49	(57)	41	60
Earnings from unconsolidated entities, net of taxes	3	1	4	1

Net income (loss)	52	(56)	45	61
Net income attributable to noncontrolling interest	—	—	—	(1)

Net income (loss) attributable to Hexion Specialty Chemicals, Inc.	$52	$(56)	$45	$60

Three months ended June 30, 2010 vs. 2009

Sales

In the second quarter of 2010, net sales increased by $357, or 38%, compared with the second quarter of 2009. Volume increases across substantially all of our product lines positively impacted sales by $248. These increases were primarily a result of the modest increase in U.S. housing starts and automotive builds, increased demand in the wind and alternative energy markets and increases in oil and natural gas drilling activity. The pass through of raw material driven price increases, primarily in our North American and European formaldehyde and forest products resins, phenolic specialty resins, base epoxies, intermediates, ink resins and monomer product lines, positively impacted sales by $136. In addition, foreign currency translation negatively impacted sales by $8 primarily as a result of the strengthening of the U.S. dollar against the euro compared to the second quarter of 2009. The increase in net sales was partially offset by the $19 negative impact of the deconsolidation of the HAI joint venture.

Gross Profit

In the second quarter of 2010, gross profit increased by $77 compared with the second quarter of 2009 as a result of the increase in sales. As a percentage of sales, gross profit increased 2% as a result of increased volumes that outpaced increases in fixed processing costs and the positive impact of pricing initiatives and productivity driven costs savings in the second quarter of 2010.

Operating Income (Loss)

In the second quarter of 2010, operating income increased by $147, from a loss of $9 to income of $138, compared with the second quarter of 2009. The primary drivers of the increase were the increase in gross profit, as discussed above, an increase in Terminated merger and settlement income, net and lower asset impairments. We recognized Terminated merger and settlement income, net of $27 in the second quarter of 2010, which was primarily related to the pushdown of $28 of insurance recoveries by our owner related to the $200 settlement payment made by our owner that was previously treated as a pushdown of owner expense in the fourth quarter of 2008. We recognized Terminated merger and settlement income, net of $12 in the second quarter of 2009, which was related to the pushdown of $15 of insurance recoveries by our owner related to the $200 settlement payment made by our owner that was previously treated as a pushdown of owner expense in the fourth quarter of 2008, as well as reductions on certain of our merger related service provider liabilities. This income was partially offset by legal contingency accruals related to the New York Shareholder Action. Asset impairments in the second quarter of 2009 were related to our decision to indefinitely idle certain production lines. The decrease in Other operating expense, net, from expense of $16 to income of $4, is due primarily to lower costs related to our ongoing productivity initiatives.

Non-Operating Expense

In the second quarter of 2010, total non-operating expense increased by $25 compared with the second quarter of 2009. In the second quarter of 2009 we recognized a gain of $14 on the extinguishment of $21 in face value of the Company’s debentures. Interest expense, net increased by $16 as a result of the January Refinancing Transactions and higher interest rates.

Income Tax Expense (Benefit)

In the second quarter of 2010, income tax expense increased by $16, from a benefit of $3 to expense of $13, compared to the second quarter of 2009. The increase is primarily due to significant increases in foreign profitable results as well as increases in the domestic valuation allowance due to continued domestic losses in the U.S. for which no tax benefit can be recognized.

Six months ended June 30, 2010 vs. 2009

Sales

In the first half of 2010, net sales increased by $617, or 33%, compared with the first half of 2009. Volume increases across substantially all of our product lines positively impacted sales by $472. These increases were primarily a result of the modest increase in U.S. housing starts and automotive builds, increased demand in the wind and alternative energy markets and increases in oil and natural gas drilling activity. The pass through of raw material driven price increases, primarily in our North American and European formaldehyde and forest products resins, phenolic specialty resins, base epoxies, ink resins, monomers and intermediates product lines positively impacted sales by $128. These increases were partially off-set by flat to negative pricing in our oil field and coating product lines. In addition foreign currency translation positively impacted sales by $58 primarily as a result of the weakening of the U.S. dollar against the Brazilian real, Australian dollar and Canadian dollar compared to the first half of 2009, partially offset by the strengthening of the U.S. dollar against the euro as compared to the first half of 2009. The increase in net sales was partially offset by the $41 negative impact of the deconsolidation of the HAI joint venture.

Gross Profit

In the first half of 2010, gross profit increased by $135 compared with the first half of 2009 as a result of the increase in sales. As a percentage of sales, gross profit increased 2% as a result of increased volumes that outpaced increases in fixed processing costs and the positive impact of pricing initiatives and productivity-driven cost savings.

Operating Income

In the first half of 2010, operating income increased by $202 compared with the first half of 2009. The primary driver of the increase was the increase in gross profit, as discussed above, as well as lower asset impairments. Asset impairments in the first half of 2009 were related to our decision to indefinitely idle certain production lines. The decrease in Other operating expense, net of $34 is due primarily to lower costs related to our ongoing productivity initiatives, as well as lower foreign currency exchange losses.

Non-Operating Expense (Income)

In the first half of 2010, total non-operating expense increased by $203, from income of $57 to expense of $146, compared with the first half of 2009. In the first half of 2009 we recognized a gain of $168 on the extinguishment of $196 in face value of the Company’s outstanding debt securities and a gain of $14 on the extinguishment of $21 in face value of the Company’s debentures. Interest expense, net increased by $15 as a result of the January Refinancing Transactions and higher interest rates. Other non-operating expense, net increased by $6 primarily due to the write-off of $7 in deferred financing fees related to the paydown of $800 in senior secured term loans in the first quarter of 2010.

Income Tax Expense

In the first half of 2010, income tax expense increased by $18 compared to the first half of 2009 due to an increase in pre-tax income from operations in certain foreign jurisdictions. Income tax expense in the first half of 2010 relates primarily to income from foreign operations and increases in the domestic valuation allowance due to continued domestic losses in the U.S. for which no benefit can be recognized. The Company did not recognize any income tax expense for the first half of 2009 as a result of significant decreases in foreign profitable results as well as the Company offsetting tax on the profits in the U.S. by reducing its valuation allowance on deferred tax assets expected to be utilized.

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

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net Sales to Unaffiliated Customers(1)(2):
Epoxy and Phenolic Resins	$613	$444	$1,169	$893
Formaldehyde and Forest Product Resins	422	272	808	543
Coatings and Inks	269	231	501	425

	1,304	$947	$2,478	$1,861

Segment EBITDA(2):
Epoxy and Phenolic Resins	$102	$63	$178	$109
Formaldehyde and Forest Product Resins	50	22	92	44
Coatings and Inks	27	22	42	23
Corporate and Other	(15)	(17)	(27)	(25)

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.
(2)	The Company changed its segment reporting in the first quarter of 2010. Prior period balances have been recast to conform to the Company’s current reportable segments.

Three Months Ended June 30, 2010 vs. Three Months Ended June 30, 2009 Segment Results

Following is an analysis of the percentage change in sales by segment from the three months ended June 30, 2009 to the three months ended June 30, 2010:

	Volume	Price/Mix	Currency Translation	Accounting Changes		Total
Epoxy and Phenolic Resins	29%	16%	(3)%	(4	)%(1)	38%
Formaldehyde and Forest Products Resins	32%	18%	5%	—		55%
Coatings and Inks	12%	7%	(3)%	—		16%

(1)	Represents the effect of the deconsolidation of the HAI joint venture due to the adoption of ASU 2009-17.

Epoxy and Phenolic Resins

Net sales in the second quarter of 2010 increased by $169, or 38%, when compared to the second quarter of 2009. Volume increases positively impacted sales by $133 as the global economy stabilized. Volumes increased in virtually all businesses, primarily in our epoxy specialty, oil field, versatics and base epoxy businesses. The volume increases in our base epoxy businesses were attributable to the stabilization of the automotive and durable goods markets relative to the recovery from the low point of the economic downturn in early 2009. In addition, base epoxy volumes were positively impacted by short-term capacity constraints in the market. Volume increases in our epoxy specialty and oil field business were due primarily to increased demand in the wind and alternative energy markets, as well as increases in oil and natural gas horizontal drilling activity. The volume increases were partially offset by continued modest decreases in construction markets. The pass through of higher raw material costs resulted in favorable pricing of $70, primarily in our specialty phenolics business. The positive impact of increased volumes in these businesses was partially offset by pricing decreases in our epoxy specialty businesses due to increased competitive pricing pressures. Foreign currency translation had a negative impact of $15 as the U.S. dollar strengthened against the euro in the second quarter of 2010 compared to the second quarter of 2009. The increase in net sales was partially offset by the $19 negative impact of the deconsolidation of the HAI joint venture.

Segment EBITDA in the second quarter of 2010 increased by $39 to $102 compared to the second quarter of 2009. The increase is primarily due to the volume and pricing impacts discussed above. The remaining overall increase was primarily attributable to the accelerated recognition of unabsorbed processing costs that occurred in the second quarter of 2009 compared to the second quarter of 2010 and the favorable impact of productivity driven cost savings. The increase was partially offset by the negative impact of higher plant turnaround costs in 2010.

Formaldehyde and Forest Products Resins

Net sales in the second quarter of 2010 increased by $150, or 55%, when compared to the second quarter of 2009. Higher volumes positively impacted sales by $87 driven by increased volumes across all businesses and regions. The strongest increases in volumes were in our North American formaldehyde business due to improving markets after the global economic downturn which began in late 2008 and continued through the second quarter of 2009. In addition, strong increases occurred in our North American forest products resins business, primarily driven by the modest increase in U.S. housing starts compared to the second quarter of 2009 and restocking of inventory by our customers, compared to the de-stocking of inventory levels that occurred in 2009. Higher raw material prices were passed through to customers in most regions leading to favorable pricing of $49. In addition, unfavorable product mix in North America resulted as the growth in volume was concentrated in large volume customers and product lines that have lower average selling prices. In addition, we experienced favorable currency translation of $14 due the weakening of the U.S. dollar against Brazilian real, Australian dollar and Canadian dollar in the second quarter of 2010 compared to the second quarter of 2009.

Segment EBITDA in the second quarter of 2010 increased by $28 to $50 compared to the second quarter of 2009. The increase was primarily attributable to the impact of the volume increases, as discussed above, as well as the favorable impact of productivity driven cost savings. The increase was aided by the positive impact of favorable lead effect of sales prices relative to raw material price trends in the second quarter of 2010 compared to the first quarter of 2010, partially offset by unfavorable product mix, as discussed above.

Coatings and Inks

Net sales in the second quarter of 2010 increased by $38, or 16%, when compared to the second quarter of 2009. Volume increases positively impacted sales by $28 driven by increases across virtually all businesses. The most significant increase being shown in our global dispersions and ink resins businesses, which was negatively impacted by de-stocking of inventory levels at our customers that occurred in 2009. Further, volume increases in our ink resins business was due to the ability to capture additional market share. The pass through of higher raw material costs and favorable pricing resulted in increases of $17 reflecting short-term capacity constraints in the market for our monomers business. Unfavorable currency translation of $7 contributed to lower sales, as the U.S. dollar strengthened against the euro in the second quarter of 2010 compared to the second quarter of 2009.

Segment EBITDA in the second quarter of 2010 increased by $5 to $27 compared to the second quarter 2009. The increase was primarily attributable to the favorable impact of productivity driven cost savings and the impact of the volume increases as discussed above. The increase in Segment EBITDA was partially offset by the unfavorable lag effect of increasing raw material costs and competitive pricing pressures.

Corporate and Other

Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions, unallocated foreign exchange gains and losses and legacy company costs not allocated to continuing segments. Corporate and Other charges decreased by $2 to $15 compared to the second quarter of 2009, primarily due to higher foreign currency transaction gains, as well as the positive impact of productivity-driven cost savings. This was partially offset by the impact of additional accrued compensation costs in the second quarter of 2010.

Six Months Ended June 30, 2010 vs. Six Months Ended June 30, 2009 Segment Results

Following is an analysis of the percentage change in sales by segment from the six months ended June 30, 2009 to the six months ended June 30, 2010:

	Volume	Price/Mix	Currency Translation	Accounting Changes		Total
Epoxy and Phenolic Resins	27%	7%	1%	(4	)%(1)	31%
Formaldehyde and Forest Products Resins	31%	9%	9%	—		49%
Coatings and Inks	14%	3%	1%	—		18%

(1)	Represents the effect of the deconsolidation of the HAI joint venture due to the adoption of ASU 2009-17.

Epoxy and Phenolic Resins

Net sales in the first half of 2010 increased by $276, or 31%, when compared to the first half of 2009. Volume increases positively impacted sales by $245 as the global economy stabilized. Volumes increased in virtually all businesses, primarily in our epoxy specialty, oil field, versatics and base epoxy businesses. The volume increases in our base epoxy businesses were attributable to the stabilization of the automotive and durable goods markets relative to the low point of the economic downturn in the first half of

2009, and was partially offset by continued modest decreases in construction markets. The pass through of higher raw material costs resulted in favorable pricing of $65, primarily in our specialty phenolics, base epoxy and versatics business. The positive impact of increased volume was partially offset by pricing decreases in our oil field and epoxy specialty businesses due to increased competitive pressures. Foreign currency translation had a positive impact of $7 primarily due to the weakening of the U.S. dollar against the Canadian dollar and Korean won in the first half of 2010 compared to the first half of 2009. The increase in net sales was partially offset by the $41 negative impact of the deconsolidation of the HAI joint venture.

Segment EBITDA in the first half of 2010 increased by $69 to $178 compared to the first half of 2009. Segment EBITDA increased primarily due to the increased growth in demand discussed above, but was partially offset by price decreases in our oil field and epoxy specialty businesses driven by competitive pressures. The remaining overall increase was primarily attributable to the accelerated recognition of unabsorbed processing costs that occurred in the second half of 2009 compared to the second half of 2010 and the favorable impact of productivity driven cost savings. This increase was partially offset by additional maintenance and turnaround costs in the first half of 2010 compared to the first half of 2009.

Formaldehyde and Forest Products Resins

Net sales in the first half of 2010 increased by $265, or 49% when compared to the first half of 2009. Higher volumes positively impacted sales by $169 with increases across all businesses and regions. The strongest increases in volumes were in our North American formaldehyde business due to improving markets after the global economic downturn. In addition, strong increases occurred in our North American forest products resins business, primarily driven by the modest increase in U.S. housing starts compared to the same period of 2009 coupled with the restocking of inventory by our customers, compared to the de-stocking of inventory that occurred in 2009. Higher raw material prices were passed through to customers in most regions resulting in favorable price increases of $49. Although raw material prices generally increased during the first half of 2010, the significant strengthening of the Brazilian real, Australian dollar and New Zealand dollar against the US dollar resulted in lower raw material prices in local currencies, which were passed through to customers in these regions. In addition, unfavorable mix in North America resulted as the growth in volume was concentrated in large volume customers and product lines that have lower average selling prices. The impact of unfavorable mix, along with the decreasing raw material costs in Latin America, Australia and New Zealand, offset the raw material price increases experienced in Europe and North America. In addition, we experienced favorable currency translation of $47 due to the weakening of the U.S. dollar against the Brazilian real, Australian dollar and Canadian dollar in the first half of 2010 compared to the first half of 2009.

Segment EBITDA in the first half of 2010 increased by $48 to $92 compared to the first half of 2009. The increase was primarily attributable to the impact of the volume and price increases, as discussed above, as well as the favorable impact of productivity driven cost savings. The increase was partially offset by the negative impact of unfavorable lag effect of increasing raw material costs, as well as unfavorable product mix, as discussed above. Segment EBITDA was also negatively impacted by $4 due to various isolated business interruptions during the first half of 2010.

Coatings and Inks

Net sales in the first half of 2010 increased by $76, or 18%, when compared to the first half of 2009. Volume increases positively impacted sales by $58 with increases across virtually all businesses. The most significant increases being shown in our powder coatings and ink resins businesses, which were negatively impacted by the economic down-turn during the first half of 2009. The pass through of higher raw material costs and favorable pricing resulted in pricing increases of $14. Favorable currency translation of $4 contributed to higher sales, as the U.S. dollar weakened against the euro in the first half of 2010 compared to the first half of 2009.

Segment EBITDA in the first half of 2010 increased by $19 to $42 compared to the first half of 2009. The increase was primarily attributable to the favorable impact of productivity driven cost savings and the impact of the volume increases as discussed above. The increase in Segment EBITDA was partially offset by the unfavorable lag effect of increasing raw material costs and competitive pricing pressures.

Corporate and Other

Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions, unallocated foreign exchange gains and losses and legacy company costs not allocated to continuing segments. Corporate and Other charges increased by $2 to $27 compared to the first six months of 2009, primarily due to increased compensation costs. This was partially offset by higher foreign currency transaction gains and the impacts of productivity-driven cost savings.

Reconciliation of Segment EBITDA to Net Income (Loss):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Segment EBITDA:
Epoxy and Phenolic Resins	$102	$63	$178	$109
Formaldehyde and Forest Product Resins	50	22	92	44
Coatings and Inks	27	22	42	23
Corporate and Other	(15)	(17)	(27)	(25)

Reconciliation:
Items not included in Segment EBITDA
Terminated merger and settlement income, net	27	12	35	42
Non-cash charges	(2)	(3)	(11)	1
Unusual items:
Gain/(loss) on divestiture of assets	2	2	2	(1)
Business realignments	(3)	(22)	(11)	(38)
Asset impairments	—	(44)	—	(47)
Other	(8)	(8)	(16)	(22)

Total unusual items	(9)	(72)	(25)	(108)

Total adjustments	16	(63)	(1)	(65)
Interest expense, net	(72)	(56)	(135)	(120)
Gain on extinguishment of debt	—	14	—	182
Income tax (expense) benefit	(13)	3	(18)	—
Depreciation and amortization	(43)	(44)	(86)	(88)

Net income (loss) attributable to Hexion Specialty Chemicals, Inc.	52	(56)	45	60
Net income attributable to noncontrolling interest	—	—	—	1

Net income (loss)	$52	$(56)	$45	$61

Items not included in Segment EBITDA

For the three and six months ended June 30, 2010, Terminated merger and settlement income, net includes the pushdown of the recovery of $28 in insurance proceeds related to the $200 settlement payment made by our owner that was treated as a pushdown of owner expense in 2008. For the six months ended June 30, 2010, Terminated merger and settlement income, net also represents $8 in insurance settlements related to the New York Shareholder Action. For the three and six months ended June 30, 2009, Terminated merger and settlement income, net primarily reflects the pushdown of $15 and $30, respectively, in insurance proceeds related to the $200 settlement payment, as well as discounts on certain of the Company’s merger related service provider liabilities. This income was partially offset by legal and consulting costs and legal contingency accruals related to the New York Shareholder Action.

Non-cash charges primarily represent stock-based compensation expense, accelerated depreciation on closing facilities and unrealized derivative and foreign exchange gains and losses. For the three and six months ended June 30, 2010, non-cash charges also include the write-off of unamortized deferred financing fees associated with the January Refinancing Transactions.

Not included in Segment EBITDA are certain non-cash and certain non-recurring income or expenses that are deemed by management to be unusual in nature. For the three and six months ended June 30, 2010, these items consisted of business realignment costs primarily related to expenses from our productivity program, realized foreign exchange gains and losses, retention program costs and financing fees incurred as part of the January Refinancing Transactions. For the three and six months ended June 30, 2009, these items consisted of business realignment costs primarily related to expenses from our productivity program, realized foreign exchange gains and losses, retention program costs and impairment of property and equipment. For the six months ended June 30, 2009, these items also consisted of a gain on the settlement of certain legacy company acquisition claims.

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

At June 30, 2010, we had $3,637 of debt, including $89 of short-term debt and capital lease maturities (of which $22 is U.S. short-term debt and capital lease maturities). In addition, at June 30, 2010, we had $390 in liquidity including $112 of unrestricted cash and cash equivalents, $218 of borrowings available under our senior secured revolving credit facilities and $60 of borrowings available under credit facilities at certain international subsidiaries with various expiration dates through 2011 and the financing commitment from Apollo.

Our net working capital (defined as accounts receivable and inventories less accounts and drafts payable) at June 30, 2010 was $559, an increase of $183 from December 31, 2009. The increase was a result of higher volumes and production and increasing raw material costs. To minimize the impact on cash flows, we continue to negotiate and contractually extend payment terms whenever possible. We have also focused on receivable collections to offset a portion of the payment term pressure by offering incentives to customers to encourage early payment, or accelerate receipts through the sale of receivables. In the first half of 2010, we entered into accounts receivable purchase and sale agreements to sell a portion of our trade accounts receivable to Apollo affiliates. As of June 30, 2010, through these agreements, we effectively accelerated the timing of cash receipts on $90 of our receivables. We may continue to accelerate cash receipts under these agreements, as appropriate, in order to offset these pressures.

We are progressing as planned toward achieving our productivity savings initiatives and currently have $70 of in-process savings at June 30, 2010. Most of the actions to obtain the remaining productivity savings will be completed over the next fifteen months The net costs to achieve the remaining in-process savings, estimated at $44, will be funded from operations and availability under our senior secured credit facilities. In addition, we will continue to closely monitor our capital with spending focused on projects with significant growth opportunities as well as other projects to ensure improved safety of our employees and compliance with environmental laws and regulations.

In late December 2009 and early January 2010 we extended $200 of our revolving line of credit facility commitments from lenders, which will take effect upon the May 31, 2011 maturity of the existing revolving facility commitments. The new commitments will extend the availability of the revolver to February 2013. The new revolving loans, which cannot be drawn until the existing revolving credit facility matures, will bear interest at a rate of LIBOR plus 4.50%. The extension also requires a 2.00% annual ticking fee to be paid quarterly on committed amounts until the extended revolver facility is effective.

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

We have also engaged an investment banker to assist with possible sales of certain non-core assets, which would further increase our liquidity. Opportunities for these sales could depend to some degree on improvement in the credit markets. If the global economic environment begins to weaken again or remains slow for an extended period of time our liquidity, future results of operations and flexibility to execute liquidity enhancing actions could be negatively impacted.

Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30:

	2010	2009
Sources (uses) of cash:
Operating activities	$(108)	$254
Investing activities	(35)	(57)
Financing activities	124	(192)
Effect of exchange rates on cash flow	(4)	6

Net change in cash and cash equivalents	$(23)	$11

Operating Activities

In the first half of 2010, operations used $108 of cash. Net income of $45 included $75 of net non-cash and non-operating expense items, of which $28 was for the non-cash pushdown of the recovery of 2008 owner expense, offset by $86 for depreciation and amortization. Working capital (defined as accounts receivable and inventories less accounts and drafts payable) and changes in other assets and liabilities and income taxes payable used $228 due primarily to increased accounts receivable, which resulted from the higher sales volumes and increased pricing. The impact of increases in inventory and accounts payable from higher production volumes and increasing raw material costs substantially offset each other.

In the first half of 2009, operations provided $254 of cash. Net income of $61 included $87 of net non-cash and non-operating income items, of which $182 was for the gain on extinguishment of debt and $30 was for the non-cash pushdown of the recovery of 2008 owner expense, offset by $88 for depreciation and amortization and $48 for impairments and accelerated depreciation of property and equipment. Working capital (defined as accounts receivable and inventories less accounts and drafts payable) and changes in other assets and liabilities and income taxes payable generated $280 due to decreased accounts receivable and inventories, which resulted from lower volumes and production, efforts to decrease inventory quantities, decreasing raw material costs and the sale of a portion of our trade accounts receivable.

Investing Activities

In the first half of 2010, investing activities used $35. We spent $48 for capital expenditures (including capitalized interest). Of the $48 in capital expenditures, approximately $9 relates to our productivity savings initiatives while the remaining amount relates primarily to plant expansions and improvements. We used cash of $2 to purchase marketable securities and generated $12 from the sale of assets. In addition, we had a decrease in cash of $4 related to the deconsolidation of HAI as a result of the adoption of ASU 2009-17.

In the first half of 2009, investing activities used $57. We spent $59 for capital expenditures (including capitalized interest), primarily for plant expansions and improvements. We used $7 to fund a restricted cash requirement primarily for collateral for a subsidiary’s debt. We generated cash of $5 from the proceeds from matured debt securities and $4 from the sale of assets.

Financing Activities

In the first half of 2010, financing activities provided $124. Net long-term debt borrowings of $157 primarily consisted of the $993 in proceeds offset by the pay-down of $800 of our U.S. term loans under the Senior Secured Credit Facility as part of the January Refinancing Transactions and pay-down of our revolving line of credit. $33 was used to pay for financing fees related to the January Refinancing Transactions and the extension of the revolving line of credit facility.

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

Accounts Receivable Sales Agreement

In both March and June 2010, the Company entered into accounts receivable purchase and sale agreements to sell $100 of its trade accounts receivable to affiliates of Apollo on terms which management believes were more favorable to the Company than could have been obtained from an independent third party. Under the terms of the agreements, the receivables are sold at a discount relative to their carrying value in exchange for all interests in such receivables. The Company retains the obligation to service the collection of the receivables on the purchasers’ behalf for which the Company is paid a fee and the purchasers defer payment of a portion of the receivable purchase price and establish a reserve account with the proceeds. The reserve account is used to reimburse the purchasers for credit and collection risk. The remaining amounts are paid to the Company after receipt of all collections on the purchased receivables. Other than amounts held in the reserve account, the purchasers bear all credit risk on the purchased receivables.

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

As of June 30, 2010, we were in compliance with all financial covenants that govern our senior secured credit facilities, including our senior secured debt to Adjusted EBITDA ratio.

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

June 30, 2010 LTM Period
Reconciliation of Net Income to Adjusted EBITDA
Net income	$100
Income taxes	20
Gain on extinguishment of debt	(42)
Interest expense, net	238
Depreciation and amortization	176

EBITDA	492
Adjustments to EBITDA:
Terminated merger and settlement income, net(1)	(55)
Net income attributable to noncontrolling interest	(2)
Non-cash items(2)	8
Unusual items:
Loss on divestiture of assets	3
Business realignments(3)	29
Asset impairments	5
Other(4)	57

Total unusual items	94

Productivity program savings(5)	70

Adjusted EBITDA	$607

Fixed charges(6)	$258

Ratio of Adjusted EBITDA to Fixed Charges(7)	2.35

(1)

Represents negotiated reductions on accounting, consulting, tax and legal costs related to the terminated Huntsman merger and recognition of insurance settlements associated with the New York Shareholder Action. Also represents insurance recoveries by our owner related to the $200 termination settlement payment that was pushed down and treated as an expense of the Company in 2008. These amounts are partially offset by legal settlement accruals pertaining to the New York Shareholder Action.

(2)	Represents stock-based compensation, the write-off of previously deferred financing fees and unrealized foreign exchange and derivative activity.
(3)	Represents plant rationalization and headcount reduction expenses related to productivity programs and other costs associated with business realignments.
(4)

Primarily includes pension expense related to formerly owned businesses, business optimization expenses, management fees, retention program costs, realized foreign currency activity and debt issuance costs related to the January Refinancing Transactions.

(5)	Represents pro-forma impact of in-process productivity program savings.
(6)

Reflects pro forma interest expense based on interest rates at August 4, 2010 as if the January Refinancing Transactions and the execution of the July 2010 Swap had taken place at the beginning of the period.

(7)

We are required to have an Adjusted EBITDA to Fixed Charges ratio of greater than 2.0 to 1.0 to be able to incur additional indebtedness under our indenture for the Second Priority Senior Secured Notes. As of June 30, 2010, the Company was able to satisfy this test and incur additional indebtedness under this indenture.

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

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) which was codified in December 2009 as Accounting Standards Update No. 2009-17: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 amends current guidance requiring an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. We adopted ASU 2009-17 on January 1, 2010. We do not have the power to direct the activities that most significantly impact two of our VIEs’ economic performance, and therefore do not have a controlling financial interest in these VIEs. As a result of the adoption of this guidance, we deconsolidated these two VIEs from our unaudited Condensed Consolidated Financial Statements, including our foundry joint venture with Delta-HA, Inc. The deconsolidation resulted in net decrease in assets of $19, liabilities of $8 and noncontrolling interest of $10 and an increase to Accumulated deficit of $1 for the cumulative effect of adoption on January 1, 2010.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material developments during the first half of 2010 on the matters we have previously disclosed about quantitative and qualitative market risk in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4T.	Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we, under the supervision and with the participation of our Disclosure Committee and our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Item 1.	Legal Proceedings

There have been no material developments during the first half of 2010 in any of the other ongoing legal proceedings that are included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 1A.	Risk Factors

Because we manufacture and use materials that are known to be hazardous, we are subject to comprehensive product and manufacturing regulations, for which compliance can be costly and time consuming. We may also be subject to personal injury or product liability claims as a result of human exposure to such hazardous materials. In addition, our customers may be subject to environmental laws and regulations, which could have an indirect but adverse impact on demand for our products and results of operations.

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

Formaldehyde is extensively regulated, and various public health agencies continue to evaluate it. In 2004, the International Agency for Research on Cancer (“IARC”) reclassified formaldehyde as “carcinogenic to humans,” a higher classification than previous IARC evaluations. In 2009, the IARC determined that there is sufficient evidence in human beings of a causal association of formaldehyde with leukemia. Soon thereafter, in a separate and unrelated U.S. government review process, an Expert Panel of the National Toxicology Program (“NTP”) recommended that formaldehyde should be listed as “known to be a human carcinogen” in a pending 12th Report on Carcinogens (“RoC”) based on their finding of sufficient evidence in human epidemiology studies. The Environmental Protection Agency (“EPA”) continues to investigate the potential risks associated with formaldehyde emissions from composite wood products. The EPA, under its Integrated Risk Information System (“IRIS”), has also recently released for public comment an external draft of its toxicological review of formaldehyde finding that formaldehyde fulfills the criteria to be described as “carcinogenic to humans” by the inhalation route of exposure. The National Academy of Sciences (“NAS”) has been charged by the EPA to serve as the external peer review body for the draft assessment. We expect the NAS to apply a rigorous scientific “weight-of-evidence” review process to the EPA’s draft risk assessment to ensure that any determinations ultimately made by the EPA are fact-based and reflect the best available science. A NAS report to the EPA is due in the first quarter of 2011. It is possible that as a result of further governmental reviews, substantial additional costs to meet any new regulatory requirements may result and could reduce demand for these chemicals and products that contain them which could have a material adverse effect on our operations and profitability. The aforementioned subject matter could become the basis of product liability litigation.

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

In addition, we sell resin-coated sand to natural gas drilling operators for use in extracting natural gas from wells that were drilled by a method called hydraulic or horizontal fracturing. “Fracking,” as it is also called, has been under public and legislative scrutiny recently for possibly contaminating groundwater and drinking water. Currently, studies are underway by the EPA and a congressional committee and legislation is being considered in Congress, as well as in some states to regulate fracking. New laws and regulations could affect the number of wells drilled by operators, decrease demand for our resin-coated sands, and cause a decline in our operations and financial performance. Such a decline in demand could also increase competition and decrease pricing of our products which could also have a negative impact on our profitability and financial performance.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

There were no defaults upon senior securities during the first half of 2010.

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

HEXION SPECIALTY CHEMICALS, INC.

Date: August 13, 2010	/s/ William H. Carter
William H. Carter
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)