Form 10-Q
period 2010-09-30
MOMENTIVE SPECIALTY CHEMICALS INC.
filed 2010-11-03
CIK 13239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 1-71

  MOMENTIVE SPECIALTY CHEMICALS INC.
(Exact name of registrant as specified in its charter)

New Jersey	13-0511250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

180 East Broad St., Columbus, OH 43215	614-225-4000
(Address of principal executive offices including zip code)	(Registrant’s telephone number including area code)

Hexion Specialty Chemicals, Inc.
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
Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on November 1, 2010: 82,556,847

MOMENTIVE SPECIALTY CHEMICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
MOMENTIVE SPECIALTY CHEMICALS INC. (Unaudited)

	Three Months Ended September 30,
(In millions)	2010	2009
Net sales	$1,374	$1,080
Cost of sales	1,123	918
Gross profit	251	162
Selling, general and administrative expense	106	86
Terminated merger and settlement income, net	(56)	(19)
Other operating expense, net	12	18
Operating income	189	77
Interest expense, net	70	52
Gain on extinguishment of debt	—	(41)
Other non-operating income, net	(2)	(1)
Income before income tax	121	67
Income tax expense	7	7
Income before earnings from unconsolidated entities	114	60
Earnings from unconsolidated entities, net of taxes	2	—
Net income	$116	$60
Comprehensive income	$191	$108
See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
MOMENTIVE SPECIALTY CHEMICALS INC. (Unaudited)

	Nine Months Ended September 30,
(In millions)	2010	2009
Net sales	$3,852	$2,941
Cost of sales	3,252	2,565
Gross profit	600	376
Selling, general and administrative expense	281	254
Terminated merger and settlement income, net	(91)	(61)
Asset impairments	—	47
Other operating expense, net	16	56
Operating income	394	80
Interest expense, net	205	172
Gain on extinguishment of debt	—	(223)
Other non-operating expense, net	9	4
Income before income tax	180	127
Income tax expense	25	7
Income before earnings from unconsolidated entities	155	120
Earnings from unconsolidated entities, net of taxes	6	1
Net income	161	121
Net income attributable to noncontrolling interest	—	(1)
Net income attributable to Momentive Specialty Chemicals Inc.	$161	$120
Comprehensive income	$156	$200
See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
MOMENTIVE SPECIALTY CHEMICALS INC. (Unaudited)

(In millions, except share data)	September 30, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents (including restricted cash of $6 and $7, respectively)	$128	$142
Short-term investments	7	10
Accounts receivable (net of allowance for doubtful accounts of $27 and $25, respectively)	663	478
Inventories:
Finished and in-process goods	379	264
Raw materials and supplies	147	115
Other current assets	95	84
Total current assets	1,419	1,093
Other assets, net	141	104
Property and equipment
Land	99	110
Buildings	324	322
Machinery and equipment	2,338	2,368
	2,761	2,800
Less accumulated depreciation	(1,414)	(1,360)
	1,347	1,440
Goodwill	168	177
Other intangible assets, net	143	159
Total assets	$3,218	$2,973

Liabilities and Deficit
Current liabilities
Accounts and drafts payable	$542	$481
Debt payable within one year	91	78
Affiliated debt payable within one year	4	4
Interest payable	55	36
Income taxes payable	31	42
Accrued payroll and incentive compensation	74	50
Other current liabilities	166	197
Total current liabilities	963	888

Long-term liabilities
Long-term debt	3,458	3,328
Affiliated long-term debt	100	100
Long-term pension and post employment benefit obligations	215	233
Deferred income taxes	121	120
Other long-term liabilities	122	128
Advance from affiliates	225	225
Total liabilities	5,204	5,022

Commitments and contingencies (See Note 8)
Deficit
Common stock—$0.01 par value; 300,000,000 shares authorized, 170,605,906 issued and 82,556,847 outstanding at September 30, 2010 and December 31, 2009	1	1
Paid-in capital	403	485
Treasury stock, at cost—88,049,059 shares	(296)	(296)
Note receivable from parent	(24)	(24)
Accumulated other comprehensive income	94	99
Accumulated deficit	(2,168)	(2,328)
Total Momentive Specialty Chemicals Inc. shareholder’s deficit	(1,990)	(2,063)
Noncontrolling interest	4	14
Total deficit	(1,986)	(2,049)
Total liabilities and deficit	$3,218	$2,973
See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
MOMENTIVE SPECIALTY CHEMICALS INC. (Unaudited)

	Nine Months Ended September 30,
(In millions)	2010	2009
Cash flows (used in) provided by operating activities
Net income	$161	$121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	128	132
Gain on extinguishment of debt	—	(223)
Pushdown of recovery of expense paid by owner	(83)	(37)
Non-cash impairments and accelerated depreciation	—	51
Deferred tax provision (benefit)	4	(10)
Write-off of deferred financing fees	7	—
Other non-cash adjustments	11	(13)
Loss on disposal of assets, net of taxes	—	2
Stock-based compensation expense	—	4
Net change in assets and liabilities:
Accounts receivable	(185)	118
Inventories	(153)	111
Accounts and drafts payable	70	98
Income taxes payable	(10)	27
Other assets, current and non-current	(19)	(21)
Other liabilities, current and long-term	(6)	(49)
Net cash (used in) provided by operating activities	(75)	311
Cash flows used in investing activities
Capital expenditures	(74)	(92)
Capitalized interest	(1)	(3)
Proceeds from matured debt securities	3	4
Change in restricted cash	1	1
Deconsolidation of variable interest entities	(4)	—
Proceeds from the sale of assets	13	4
Investment in unconsolidated affiliates, net	5	—
Net cash used in investing activities	(57)	(86)
Cash flows provided by (used in) financing activities
Net short-term debt repayments	3	(9)
Borrowings of long-term debt	1,703	933
Repayments of long-term debt	(1,555)	(1,188)
Net borrowings of affiliated debt	—	104
Purchase of note receivable due from parent	—	(24)
Deconsolidation of noncontrolling interest in variable interest entity	—	(24)
Long-term debt and credit facility financing fees	(33)	—
Payments of dividends on common stock	—	(9)
Payments of dividends to noncontrolling interest holder	—	(2)
Net cash provided by (used in) financing activities	118	(219)
Effect of exchange rates on cash and cash equivalents	1	12
(Decrease) increase in cash and cash equivalents	(13)	18
Cash and cash equivalents (unrestricted) at beginning of period	135	121
Cash and cash equivalents (unrestricted) at end of period	$122	$139
Supplemental disclosures of cash flow information
Cash paid (received) for:
Interest, net	$180	$174
Income taxes, net of cash refunds	30	(3)
See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF DEFICIT AND COMPREHENSIVE INCOME
MOMENTIVE SPECIALTY CHEMICALS INC. (Unaudited)

(In millions)	Common Stock	Paid-in Capital	Treasury Stock	Note Receivable From Parent	Accumulated Other Comprehensive Income (a)	Accumulated Deficit	Noncontrolling Interest	Total
Balance at December 31, 2009	$1	$485	$(296)	$(24)	$99	$(2,328)	$14	$(2,049)
Net income	—	—	—	—	—	161	—	161
Net losses on cash flow hedges reclassified to income	—	—	—	—	13	—	—	13
Loss recognized in comprehensive income from pension and postretirement benefits, net of tax	—	—	—	—	(2)	—	—	(2)
Translation adjustments	—	—	—	—	(16)	—	—	(16)
Comprehensive income								156
Stock-based compensation expense	—	1	—	—	—	—	—	1
Pushdown of recovery of expense paid by owner	—	(83)		—	—	—	—	(83)
Impact of adoption of new accounting guidance for variable interest entities (See Note 2)	—	—	—	—	—	(1)	(10)	(11)
Balance at September 30, 2010	$1	$403	$(296)	$(24)	$94	$(2,168)	$4	$(1,986)

(a)
Accumulated other comprehensive income at September 30, 2010 represents $180 of net foreign currency translation gains, net of tax, $7 of net deferred losses on cash flow hedges and a $79 unrealized loss, net of tax, related to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement plans. Accumulated other comprehensive income at December 31, 2009 represents $196 of net foreign currency translation gains, net of tax, $20 of net deferred losses on cash flow hedges and a $77 unrealized loss, net of tax, related to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement benefit plans.

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In millions, except share and common unit data)

1. Background and Basis of Presentation
Momentive Combination
On October 1, 2010, the newly formed holding companies of our parent, Momentive Specialty Chemicals Holdings LLC (“MSC Holdings,” formerly Hexion LLC) and Momentive Performance Materials Holdings Inc. ("MPM Holdings") merged (the "Momentive Combination"), with the surviving entity renamed Momentive Performance Materials Holdings LLC ("Momentive Holdco"). At the time of the Momentive Combination, Hexion LLC changed its name to Momentive Specialty Chemicals Holdings LLC and Hexion Specialty Chemicals, Inc. changed its name to Momentive Specialty Chemicals Inc. ("Momentive Specialty" or the "Company"). As a result of the merger, Momentive Holdco became the ultimate parent entity of Momentive Performance Materials Inc. ("Momentive Performance") and Momentive Specialty Chemicals, Inc. Momentive Holdco is controlled by investment funds affiliated with Apollo Global Management, LLC. (“Apollo”). Apollo may also be referred to as the Company’s owner.
Based in Columbus, Ohio, Momentive Specialty Chemicals Inc. serves global industrial markets through a broad range of thermoset technologies, specialty products and technical support for customers in a diverse range of applications and industries.
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
Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited financial statements should be read in conjunction with the audited financial statements and the accompanying notes included in the Company's most recent Annual Report on Form 10-K, which was subsequently revised and superseded by Form 8-K filed on October 20, 2010.
The Company has revised its financial statements for the three and nine months ended September 30, 2009 to record approximately $7 and $22, respectively, of income related to the insurance recoveries by its owner for the costs incurred in connection with the termination of the merger with Huntsman Corporation. The insurance recoveries related to the $200 termination settlement payment made that was pushed down and treated as an expense of the Company in 2008. As previously disclosed, the Company records any related insurance recoveries as a non-cash reduction to expenses in the period when the insurance settlement is reached. In August 2010, the Company was informed that its owner had received insurance recoveries of approximately $15 and $7 in the second and third quarters of 2009, respectively, that should have been reported as a reduction to expenses (income) in those periods with an offsetting reduction in Paid-in capital. The revision had no impact on the Company’s revenues, total assets, total liabilities, total debt, total equity, net worth, liquidity, cash flows, or Segment EBITDA. The impacts of correcting the financial statements for the three and nine months ended September 30, 2009 presented elsewhere herein are as follows:

	As Previously Reported	Adjustments	As Revised
Condensed consolidated statement of operations for the three months ended September 30, 2009:
Terminated merger and settlement income, net	$(12)	$(7)	$(19)
Operating income	70	7	77
Income before income tax	60	7	67
Net income	53	7	60
Condensed consolidated statement of operations for the nine months ended September 30, 2009:
Terminated merger and settlement income, net	(39)	(22)	(61)
Operating income	58	22	80
Income before income tax, earnings from unconsolidated entities	105	22	127
Income before earnings from unconsolidated entities	98	22	120
Net income	99	22	121
Net income attributable to Momentive Specialty Chemicals Inc.	98	22	120
Condensed consolidated statement of cash flows for the nine months ended September 30, 2009:
Net income	99	22	121
Pushdown of recovery of expense paid by owner	(15)	(22)	(37)
Condensed consolidated balance sheet at December 31, 2009:
Paid-in capital	507	(22)	485
Accumulated deficit	(2,350)	22	(2,328)

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
Terminated Merger and Settlement Income, net—The Company recognized Terminated merger and settlement income, net of $56 and $91 for the three and nine months ended September 30, 2010, respectively. For the three and nine months ended September 30, 2010, these amounts primarily represent the non-cash reduction of expenses of $55 and $83, respectively, for insurance recoveries by the Company's owner related to the $200 settlement payment that had been treated as an expense of the Company in 2008. For the nine months ended September 30, 2010, the amount also includes $8 in insurance recoveries recorded by the Company related to the settlement of the New York Shareholder Action (see Note 8).
In the fourth quarter of 2010, the Company's owner received an additional $22 in insurance recoveries associated with the $200 settlement payment. The amount will be recorded as income by the Company in the three months ended December 31, 2010.
Transfers of Financial Assets—The Company executes factoring and sales agreements with respect to its trade accounts receivable to support its working capital requirements. The Company accounts for these transactions as either sales-type or financing-type transfers of financial assets based on the terms and conditions of each agreement. For the portion of the sales price that is deferred in a reserve account and subsequently collected, the Company's policy is to classify the cash in-flows as cash flows from operating activities as the predominant source of the cash flows pertains to the Company's trade accounts receivable. When the Company retains the servicing rights on the transfers of accounts receivable, it measures these rights at fair value, if material. See Note 5.
Subsequent Events—The Company has evaluated events and transactions subsequent to September 30, 2010 through the time that it files its unaudited Condensed Consolidated Financial Statements.
Reclassifications—Certain prior period balances have been reclassified to conform with current presentations.
Recently Issued Accounting Standards
Newly Adopted Accounting Standards
In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 166, Accounting for Transfers of Financial Assets which was codified in December 2009 as Accounting Standards update No. 2009-16: Accounting for Transfers of Financial Assets (“ASU 2009-16”). ASU 2009-16 removes the concept of a qualifying special-purpose entity (“QSPE”) and as a result eliminates the scope exception for QSPE’s. ASU 2009-16 also changes the criteria for a transfer of financial assets to qualify as a sales-type transfer. The Company adopted ASU 2009-16 on January 1, 2010. The adoption of ASU 2009-16 did not have a material impact on the Company's unaudited Condensed Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) which was codified in December 2009 as Accounting Standards Update No. 2009-17: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 amends current guidance requiring an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a VIE. The Company adopted ASU 2009-17 on January 1, 2010. The Company does not have the power to direct the activities that most significantly impact two of its VIEs’ economic performance, and therefore, the Company does not have a controlling financial interest in these VIEs. As a result of the adoption of this guidance, the Company deconsolidated these two VIEs from its unaudited Condensed Consolidated Financial Statements, including its foundry joint venture between the Company and Delta-HA, Inc (“HAI”). The deconsolidation resulted in a net decrease in assets of $19, liabilities of $8 and noncontrolling interest of $10 and an increase to Accumulated deficit of $1 for the cumulative effect of adoption on January 1, 2010.

3. Productivity Program
At September 30, 2010, the Company has $32 of in-process productivity savings. The Company estimates that the remainder of these cost reduction activities will occur over the next fifteen months. The net costs to achieve these productivity savings is estimated at $16, including remaining restructuring costs described below and expected capital expenditures related to productivity savings programs.
The following table summarizes restructuring information by type of cost:

	Workforce reductions	Site closure costs	Other projects	Total
Restructuring costs expected to be incurred	$56	$21	$17	$94
Cumulative restructuring costs incurred at September 30, 2010	55	12	4	71

Accrued liability at December 31, 2009	$22	$—	$—	$22
Restructuring charges	9	3	2	14
Payments	(19)	(3)	(2)	(24)
Foreign currency translation	(1)	—	—	(1)
Accrued liability at September 30, 2010	$11	$—	$—	$11
Workforce reduction costs primarily relate to employee termination costs and are accounted for under the guidance for nonretirement postemployment benefits or as exit and disposal costs, as applicable. Restructuring charges are recorded in Other operating expense, net on the unaudited Condensed Consolidated Statements of Operations. Restructuring charges were $5 and $11, for the three months ended September 30, 2010 and 2009, respectively, and $14 and $42, for the nine months ended September 30, 2010 and 2009, respectively. At September 30, 2010 and December 31, 2009, the Company had accrued $11 and $22, respectively, for restructuring liabilities in Other current liabilities in the unaudited Condensed Consolidated Balance Sheets.
The following table summarizes restructuring information by reporting segment:

	Epoxy and Phenolic Resins	Formaldehyde and Forest Products	Coatings and Inks	Corporate and Other	Total
Restructuring costs expected to be incurred	$36	$5	$46	$7	$94
Cumulative restructuring costs incurred at September 30, 2010	28	4	32	7	71

Accrued liability at December 31, 2009	$15	$2	$2	$3	$22
Restructuring charges	6	—	8	—	14
Payments	(14)	(1)	(7)	(2)	(24)
Foreign currency translation	(1)	—	—	—	(1)
Accrued liability at September 30, 2010	$6	$1	$3	$1	$11

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
During the three and nine months ended September 30, 2010 the Company recognized expense under the Management Consulting Agreement of less than $1 and $2, respectively. This amount is included in Other operating expense, net in the Company’s unaudited Condensed Consolidated Statements of Operations.
Shared Services Agreement
On October 1, 2010, in connection with the closing of the Momentive Combination, the Company entered into a shared services agreement with Momentive Performance. Pursuant to the shared services agreement, the Company will provide to Momentive Performance, and Momentive Performance will provide to the Company, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, legal and procurement services. The shared services agreement will establish certain criteria upon which the costs of such services will be allocated between the Company and Momentive Performance. Allocation of service costs not demonstrably attributable to either the Company or Momentive Performance will initially be 51% to the Company and 49% to Momentive Performance. It is also anticipated that the Company and Momentive Performance will cooperate to achieve favorable pricing with respect to purchases of raw materials and logistics services.
Financing Agreements
In connection with the terminated Huntsman merger and related litigation settlement agreement and release among the Company, Huntsman and other parties entered into on December 14, 2008, the Company paid Huntsman $225. The settlement payment was funded to the Company by an advance from Apollo, while reserving all rights with respect to reallocation of the payments to other affiliates of Apollo. Under the provisions of the settlement agreement and release, the Company is contractually obligated to reimburse Apollo for any insurance recoveries on the $225 settlement payment, net of expense incurred in obtaining such recoveries. Apollo has agreed that the payment of any such insurance recoveries will satisfy the Company’s obligation to repay amounts received under the $225 advance. The Company has recorded the $225 settlement payment advance as a long-term liability at September 30, 2010. As of September 30, 2010 the Company has not recovered any insurance proceeds related to the $225 settlement payment.
In December 2008, certain affiliates of Apollo entered into a commitment letter with the Company and its parent pursuant to which they committed to purchase $200 in preferred units and warrants of Hexion LLC by December 31, 2011. Prior to the purchase of all the preferred units and warrants, certain affiliates of Apollo have committed to provide liquidity facilities to the Company or its parent on an interim basis. On October 1, 2010, at the time of the closing of the Momentive Combination, the commitment by Apollo to purchase $200 in preferred units of Hexion LLC and warrants to purchase common units of Hexion LLC was amended to become a commitment to purchase preferred units and warrants to purchase common units of Momentive Holdco. Momentive Holdco has agreed to contribute any proceeds from the issuance of preferred or common units under this agreement as a capital contribution to MSC Holdings, and MSC Holdings has agreed to contribute such amounts as a capital contribution to the Company.
The aggregate liquidity facilities outstanding, together with the purchase price for any purchased preferred units and warrants, will at no time exceed $200. In connection therewith, in 2009, certain affiliates of Apollo extended a $100 term loan to the Company. In addition, in September 2010 the Company sold $107 of trade accounts receivable to affiliates of Apollo for net cash of $96 ($11 remains held in a reserve account at September 30, 2010). See Note 5 for a description of the Company’s sale of trade accounts receivable. See Note 7 for a description of the Company’s affiliated financing activities. The available borrowings under these liquidity facilities at September 30, 2010 were $4. This amount will increase on a dollar for dollar basis as the $107 of sold receivables are collected.
Purchase of Momentive Specialty Chemicals Holdings LLC debt
In 2009, the Company purchased $180 in face value of the outstanding MSC Holdings LLC PIK Debt Facility for $24, including accrued interest. The loan receivable from MSC Holdings has been recorded at its acquisition value of $24 as a reduction in the unaudited Condensed Consolidated Statement of Deficit and Comprehensive Income as MSC Holdings is the Company’s parent. In addition, at September 30, 2010 the Company has not recorded accretion of the purchase discount or interest income as ultimate receipt of these cash flows is under the control of MSC Holdings. The Company will continue to assess the collectibility of these cash flows to determine future amounts to record, if any.
Other Transactions
The Company sells products to certain Apollo affiliates. These sales were $1 and less than $1 for the three months ended September 30, 2010 and 2009, respectively, and $2 for each of the nine months ended September 30, 2010 and 2009. Accounts receivable from these affiliates were less than $1 at September 30, 2010 and December 31, 2009. The Company also purchases raw materials and services from certain Apollo affiliates. These purchases were $6 and $5 for the three months ended September 30, 2010 and 2009, respectively, and $13 and $6 for the nine months ended September 30, 2010 and 2009, respectively. The Company had accounts payable to Apollo and affiliates of less than $1 and $2 at September 30, 2010 and December 31, 2009, respectively.

The Company sells finished goods to and purchases raw materials from HAI. The Company also provides toll-manufacturing and other services to HAI. Prior to 2010 and the adoption of ASU 2009-17, HAI was consolidated in the Company’s unaudited Condensed Consolidated Financial Statements and these transactions were eliminated in consolidation. Beginning in 2010, the Company’s investment in HAI is recorded under the equity method of accounting and the related sales and purchases are not eliminated from the Company’s unaudited Condensed Consolidated Financial Statements. However, any profit on these transactions is eliminated in the Company’s unaudited Condensed Consolidated Financial Statements to the extent of the Company’s 50% interest in HAI. Sales to and services provided to HAI were $20 and $65 for the three and nine months ended September 30, 2010, respectively. Purchases from HAI were $15 and $46 for the three and nine months ended September 30, 2010, respectively. The Company had accounts receivable from HAI of $14 and accounts payable to HAI of $5 at September 30, 2010.
The Company’s purchase contracts with HAI represent a significant portion of HAI’s total revenue. In addition, the Company has pledged its member interest in HAI as collateral on HAI’s revolving line of credit. These factors result in the Company absorbing the majority of the risk to potential losses or gains from a majority of the expected returns. However, the Company does not have the power to direct the activities that most significantly impact HAI, and therefore, does not have a controlling financial interest. As of September 30, 2010 the carrying value of HAI’s assets and liabilities were $43 and $19, respectively.
The Company has a loan receivable from its unconsolidated forest products joint venture in Russia of $4 as of September 30, 2010.

5. Transfers of Financial Assets
In September 2010, the Company entered into accounts receivable purchase and sale agreements to sell $107 of its trade accounts receivable to affiliates of Apollo on terms which management believes were more favorable to the Company than could have been obtained from an independent third party. Under the terms of the agreements, the receivables are sold at a discount relative to their carrying value in exchange for all interests in such receivables. The Company retains the obligation to service the collection of the receivables on the purchasers’ behalf for which the Company is paid a fee, and the purchasers defer payment of a portion of the receivable purchase price and establish a reserve account with the proceeds. The reserve account is used to reimburse the purchasers for credit and collection risk. The remaining amounts are paid to the Company after receipt of all collections on the purchased receivables. Other than amounts held in the reserve account, the purchasers bear all credit risk on the purchased receivables.
These accounts receivable purchase and sale agreements were accounted for as sales-type transfers. The losses recorded on these sales were less than $1 and $1 for the three and nine months ended September 30, 2010, respectively, and are included in Other operating expense, net in the unaudited Condensed Consolidated Statements of Operations. Servicing fees were less than $1 for the three and nine months ended September 30, 2010.

6. Fair Value and Financial Instruments
Fair Value
Fair value measurement provisions establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. This guidance describes three levels of inputs that may be used to measure fair value:

•	Level 1: Inputs are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date.

•	Level 3: Unobservable inputs, for example, inputs derived through extrapolation or interpolation that cannot be corroborated by observable market data.
Recurring Fair Value Measurements
Following is a summary of assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009:

	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
September 30, 2010
Derivative liabilities	$—	$(18)	$—	$(18)
December 31, 2009
Derivative liabilities	—	(35)	—	(35)
Level 1 primarily consists of financial instruments traded on exchange or futures markets. Level 2 includes those derivative instruments transacted primarily in over the counter markets.

The Company calculates the fair value of its derivative liabilities using quoted market prices whenever available. When quoted market prices are not available, the Company uses standard pricing models with market-based inputs, adjusted for nonperformance risk. When its financial instruments are in a liability position, the Company evaluates its credit risk as a component of fair value. At September 30, 2010 and December 31, 2009, the Company reduced its derivative liabilities by $0 and $1, respectively, for its nonperformance risk. As a significant portion of the Company’s derivative liabilities are cash flow hedges, $0 and $1 was recognized in Accumulated other comprehensive income at September 30, 2010 and December 31, 2009, respectively.
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
In July 2010, the Company entered into a two-year interest rate swap agreement (the “July 2010 Swap”). This swap is designed to offset the cash flow variability that results from interest rate fluctuations on the Company’s variable rate debt. This swap will become effective on January 4, 2011 upon the expiration of the January 2007 interest rate swap. The initial notional amount of the swap is $350, and will subsequently be amortized down to $325. The Company pays a fixed rate of 1.032% and will receive a variable one month LIBOR rate. The Company accounts for the swap as a qualifying cash flow hedge.
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

The following tables summarize the Company’s derivative financial instruments:

		September 30, 2010		December 31, 2009
Liability Derivatives	Balance Sheet Location	Notional Amount	Fair Value Liability	Notional Amount	Fair Value Liability
Derivatives designated as hedging instruments
Interest Rate Swaps
Interest swap – 2007	Other current liabilities	$450	$(10)	$650	$(28)
Interest swap – 2010	Other current liabilities	350	(3)	—	—
Total derivatives designated as hedging instruments			$(13)		$(28)
Derivatives not designated as hedging instruments
Foreign Exchange and Interest Rate Swaps
Cross-Currency and Interest Rate Swap	Other current liabilities	$25	$(4)	$25	$(5)
Interest Rate Swap
Interest swap – Australia Multi-Currency Term	Other current liabilities	22	—	23	(1)
Commodity Contracts
Electricity contracts	Other current liabilities	4	(1)	3	(1)
Natural gas contracts	Other current liabilities	1	—	1	—
Natural gas futures	Other current liabilities	1	—	3	—
Total derivatives not designated as hedging instruments			$(5)		$(7)

Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized in OCI on Derivative for the three months ended:		Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income for the three months ended:
	September 30, 2010	September 30, 2009		September 30, 2010	September 30, 2009
Interest Rate Swaps
Interest swap – 2007	$(1)	$(4)	Interest expense, net	$(5)	$(7)
Interest swap – 2010	(3)	—	Interest expense, net	—	—
Total	$(4)	$(4)		$(5)	$(7)

Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized in OCI on Derivative for the nine months ended:		Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income for the nine months ended:
	September 30, 2010	September 30, 2009		September 30, 2010	September 30, 2009
Interest Rate Swaps
Interest swap – 2006	$—	$—	Interest expense, net	$—	$(8)
Interest swap – 2007	(2)	(13)	Interest expense, net	(18)	(14)
Interest swap – 2010	(3)	—	Interest expense, net	—	—
Total	$(5)	$(13)		$(18)	$(22)

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivative for the three months ended:		Location of Gain (Loss) Recognized in Income on Derivative
	September 30, 2010	September 30, 2009
Foreign Exchange and Interest Rate Swaps
Cross-Currency and Interest Rate Swap	$(3)	$(1)	Other non-operating expense, net
Interest Rate Swap
Interest swap – Australia Multi-Currency Term	—	—	Other non-operating expense, net
Commodity Contracts
Electricity contracts	(1)	—	Cost of sales
Natural gas contracts	—	1	Cost of sales
Total	$(4)	$—

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivative for the nine months ended:		Location of Gain (Loss) Recognized in Income on Derivative
	September 30, 2010	September 30, 2009
Foreign Exchange and Interest Rate Swaps
Cross-Currency and Interest Rate Swap	$1	$(2)	Other non-operating expense, net
Interest Rate Swap
Interest swap – Australia Multi-Currency Term	1	—	Other non-operating expense, net
Commodity Contracts
Electricity contracts	—	(1)	Cost of sales
Natural gas futures	(1)	(2)	Cost of sales
Total	$1	$(5)
Non-derivative Financial Instruments
The following table summarizes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt	$3,653	$3,493	$3,510	$3,059
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

7. Debt Obligations
Debt outstanding at September 30, 2010 and December 31, 2009 is as follows:

	September 30, 2010		December 31, 2009
	Long- Term	Due Within One Year	Long- Term	Due Within One Year
Non-affiliated debt:
Senior Secured Credit Facilities:
Revolving facility due 2011	$—	$—	$36	$—
Floating rate term loans due 2013	457	8	2,211	23
Floating rate term loans due 2015	932	15	—	—
Senior Secured Notes:
8.875% senior secured notes due 2018 (includes $7 of unamortized debt discount)	993	—	—	—
Floating rate second-priority senior secured notes due 2014	120	—	120	—
9.75% second-priority senior secured notes due 2014	533	—	533	—
Debentures:
9.2% debentures due 2021	74	—	74	—
7.875% debentures due 2023	189	—	189	—
8.375% sinking fund debentures due 2016	62	—	62	—
Other Non-affiliated Borrowings:
Australia Multi-Currency Term / Working Capital Facility due 2011	39	10	46	8
Brazilian bank loans	36	37	30	35
Capital leases	13	1	14	1
Other	10	20	13	11
Total non-affiliated debt	3,458	91	3,328	78
Affiliated debt:
Affiliated borrowings due on demand	—	4	—	4
Affiliated term loan due 2011	100	—	100	—
Total affiliated debt	100	4	100	4
Total debt	$3,558	$95	$3,428	$82
January Refinancing Transactions
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
Senior Secured Credit Facilities
The terms of the amended Senior Secured Credit Facilities include a term loan facility with maturities in 2013 and 2015, a $50 synthetic letter of credit facility (“LOC”) that matures in 2013, access to a $225 revolving credit facility through May 2011 and access to a $200 revolving credit facility from May 2011 through February 2013.
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
The interest rate for the revolving credit facility through May 2011 bears interest at adjusted LIBOR plus 2.50%. The extended revolving loans will bear interest at a rate of LIBOR plus 4.50%. The Company is also required to pay a 2% ticking fee on committed amounts for the extended revolver, payable quarterly through May 2011. Available borrowings under the amended Senior Secured Credit Facilities were $221 at September 30, 2010.
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
Proposed Refinancing
On October 22, 2010, the Company launched a cash tender offer (the “Cash Tender Offer”) with respect to any and all of its 9.75% Second-Priority Senior Secured Notes due 2014 (the “Notes”). The consummation of the Cash Tender Offers is conditioned upon, among other things, the issuance of new second-priority senior debt described below.

Also, on October 22, 2010, in connection with the Cash Tender Offer, the Company proposed to issue $440 aggregate principal amount of second-priority senior secured notes due 2020 (the “Bond Offering”) in a private offering that is exempt from the registration requirements of the Securities Act of 1933, as amended. On October 27, 2010, the Company priced $440 aggregate principal amount of 9% second-priority senior secured notes due 2020 at an issue price of 100% (the “New Notes”). The New Notes will be issued and guaranteed by the same entities that issued and guaranteed the Company's existing second lien notes and the priority of the collateral liens securing the New Notes will be be junior to the collateral liens securing the Company's senior secured notes and senior secured credit facilities. The Company intends to use the net proceeds from the offering of the New Notes to pay the consideration for the Cash Tender Offer, redeem any remaining Notes following the expiration of the Cash Tender Offer at the applicable redemption price plus accrued and unpaid interest and pay certain related transaction costs and expenses.

In connection with the Cash Tender Offer and the Bond Offering, Apollo Management, L.P. will enter into an agreement to exchange the entire amount of its current holdings of Notes for the New Notes at an exchange ratio determined based on the consideration offered to holders of the Notes in the Cash Tender Offer, which is intended to give Apollo an aggregate value equivalent to that which it would receive if it had received the total consideration in the Cash Tender Offer and used the proceeds thereof to invest in the New Notes (the “Apollo Exchange”). The new debt issued to Apollo will have the same terms as the New Notes issued by the Company to finance the Cash Tender Offer. Apollo owns approximately $127 principal amount of the Notes, which collectively represents approximately 24% of the total outstanding Notes and 21% of the total outstanding Notes together with the Notes that were issued under the Indenture.
The Cash Tender Offer, Bond Offering and Apollo Exchange are subject to a number of closing conditions, and may not occur as described or at all.

Affiliated Debt
In 2009, the Company borrowed $100 in term loans from affiliates of Apollo which will mature on December 31, 2011 with interest at adjusted LIBOR plus 2.25%. In 2009, the Company borrowed $4 from an affiliate of Apollo which is due upon demand. The weighted average interest rate of affiliated borrowings at September 30, 2010 was 2.6%. Proceeds from the loans were used for general corporate purposes.

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
The following table summarizes all probable environmental remediation, indemnification and restoration liabilities, including related legal expenses, at September 30, 2010 and December 31, 2009:

	Number of Sites		Liability		Range of Reasonably Possible Costs
Site Description	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009	Low	High
Geismar, LA	1	1	$17	$17	$10	$25
Superfund and offsite landfills – allocated share:
Less than 1%	29	27	1	1	1	3
Equal to or greater than 1%	12	12	7	7	5	12
Currently-owned	21	22	8	11	5	16
Formerly-owned:
Remediation	10	10	2	2	1	11
Monitoring only	7	7	1	1	1	2
	80	79	$36	$39	$23	$69
These amounts include estimates for unasserted claims that the Company believes are probable of loss and reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of a range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. At September 30, 2010 and December 31, 2009, $11 and $13, respectively, has been included in Other current liabilities in the unaudited Condensed Consolidated Balance Sheets with the remaining amount included in Other long-term liabilities.
Following is a discussion of the Company’s environmental liabilities and the related assumptions at September 30, 2010:
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
Non-Environmental Legal Matters
The Company is involved in various legal proceedings in the ordinary course of business and has reserves of $11 and $29 at September 30, 2010 and December 31, 2009, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable. At September 30, 2010 and December 31, 2009, $5 and $26, respectively, has been included in Other current liabilities in the unaudited Condensed Consolidated Balance Sheets with the remaining amount included in Other long-term liabilities.
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

On September 30, 2009, the Company received a letter from counsel for affiliates of Credit Suisse and Deutsche Bank which demanded payment of the Banks’ legal fees claimed to be in excess of $60 incurred in various litigations associated with the terminated merger of the Company and Huntsman. The Company had prevoiusly rejected the Banks’ demand citing not only the Banks’ material breach of their commitment to fund the merger, but among other things, the Banks’ failure to obtain the Company's approval of its settlement with Huntsman, the failure to provide a release for any and all liabilities in favor of the Company and the unreasonable amount of the fees sought. On October 22, 2010, the Company and affiliates of Credit Suisse and Deutsche Bank entered into a mutual general release, settling all outstanding claims.
Brazil Tax Claim— In 1992, the State of Sao Paulo Administrative Tax Bureau issued an assessment against the Company’s Brazilian subsidiary claiming that excise taxes were owed on certain intercompany loans made for centralized cash management purposes. These loans were characterized by the Tax Bureau as intercompany sales. Since that time, management and the Tax Bureau have held discussions and the subsidiary filed an administrative appeal seeking cancellation of the assessment. The Administrative Court upheld the assessment in December 2001. In 2002, the subsidiary filed a second appeal with the highest-level Administrative Court, again seeking cancellation of the assessment. In February 2007, the highest-level Administrative Court upheld the assessment. The Company requested a review of this decision. On April 23, 2008, the Brazilian Administrative Tax Tribunal issued its final decision upholding the assessment against the subsidiary. The Company filed an Annulment action in the Brazilian Judicial Courts in May 2008 along with a request for an injunction to suspend the tax collection. The injunction was denied but the Annulment action is being pursued. The Company has pledged certain properties and assets in Brazil during the pendency of the Annulment action in lieu of paying the assessment. In September 2010, in the Company's favor, the Court adopted its appointed expert's report finding that the transactions in question were intercompany loans. Sao Paulo has mandatory appeal rights but the Court's decision based on the facts is likely to be upheld and therefore, the Company does not believe a loss contingency is probable. At September 30, 2010, the amount of the assessment, including tax, penalties, monetary correction and interest, is 66 Brazilian reais, or approximately $38.
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
Environmental Institution of Paraná IAP—On August 10, 2005, Governo Do Paraná and the Environmental Institution of Paraná IAP, an environmental agency of the Brazilian government, provided Hexion Quimica Industria, our Brazilian subsidiary, with notice of a potential fine of up to $12 in connection with alleged environmental damages to the Port of Paranagua caused in November 2004 by an oil spill from a shipping vessel carrying methanol purchased by the Company. The investigation as to the cause of the accident has not been finalized. In early October 2009, the Company was granted an injunction precluding the imposition of any fines or penalties by the Paraná IAP. Should the injunction be vacated, the Company believes it has a strong defense and does not believe a loss contingency is probable. At September 30, 2010, the amount of the assessment, including tax, penalties, monetary correction and interest, is 21 Brazilian reais, or approximately $12.
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

9. Pension and Postretirement Expense
Following are the components of net pension and postretirement expense (benefit) recognized by the Company for the three and nine months ended September 30, 2010 and 2009:

	Pension Benefits				Non-Pension Postretirement Benefits
	Three Months Ended September 30,				Three Months Ended September 30,
	2010		2009		2010		2009
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$—	$2	$1	$2	$—	$—	$—	$—
Interest cost on projected benefit obligation	4	3	4	4	—	—	1	—
Expected return on assets	(4)	(2)	(4)	(2)	—	—	—	—
Amortization of prior service cost	—	—	—	—	(3)	—	(3)	—
Recognized actuarial loss (gain)	2	—	2	(1)	—	—	—	—
Net expense (benefit)	$2	$3	$3	$3	$(3)	$—	$(2)	$—

	Pension Benefits				Non-Pension Postretirement Benefits
	Nine Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$2	$6	$4	$6	$—	$—	$—	$—
Interest cost on projected benefit obligation	11	11	12	12	—	—	1	—
Expected return on assets	(12)	(8)	(11)	(7)	—	—	—	—
Amortization of prior service cost	—	1	—	1	(8)	—	(8)	—
Recognized actuarial loss (gain)	6	—	7	(1)	—	—	—	—
Curtailment loss	—	—	—	1	—	—	—	—
Net expense (benefit)	$7	$10	$12	$12	$(8)	$—	$(7)	$—
The curtailment loss recognized in 2009 relates to the Company’s productivity program described in Note 3.

10. Segment Information
Effective January 1, 2010, the Company made certain changes to its internal reporting structure. Additionally, on January 1, 2010, upon the adoption of new accounting guidance related to the consolidation of variable interest entities, the Company deconsolidated HAI, its foundry applications joint venture between the Company and Delta-HA, Inc., from its unaudited Condensed Consolidated Financial Statements. These changes caused the Company to re-evaluate its reportable segments. Effective in the first quarter of 2010, the results of the Company's oil field products applications and the equity earnings in its HAI joint venture are included within its Epoxy and Phenolic Resins segment. Previously the results of these businesses were reported in the Performance Products segment.
The Company's business segments are based on the products that the Company offers and the markets that it serves. At September 30, 2010, the Company had three reportable segments: Epoxy and Phenolic Resins, Formaldehyde and Forest Products Resins and Coatings and Inks. A summary of the major products of the Company's reportable segments follows:

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
The Company's organizational structure continues to evolve. It is also continuing to refine its operating structure to more closely link similar products, minimize divisional boundaries and improve the Company's ability to serve multi-dimensional common customers. These refinements may result in future changes to the Company's reportable segments.

Reportable Segments
Following are net sales and Segment EBITDA (earnings before interest, income taxes, depreciation and amortization) by reportable segment. Segment EBITDA is defined as EBITDA adjusted to exclude certain non-cash and certain non-recurring expenses. Segment EBITDA is the primary performance measure used by the Company's senior management, the chief operating decision-maker and the board of directors to evaluate operating results and allocate capital resources among segments. Segment EBITDA is also the profitability measure used to set management and executive incentive compensation goals. Corporate and Other is primarily corporate general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions, foreign exchange gains and losses and legacy company costs not allocated to continuing segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net Sales to Unaffiliated Customers(1)(2):
Epoxy and Phenolic Resins	$706	$521	$1,875	$1,414
Formaldehyde and Forest Product Resins	398	315	1,206	858
Coatings and Inks	270	244	771	669
	$1,374	$1,080	$3,852	$2,941
Segment EBITDA(2):
Epoxy and Phenolic Resins	$151	$83	$329	$192
Formaldehyde and Forest Product Resins	46	31	138	75
Coatings and Inks	27	27	69	50
Corporate and Other	(22)	(13)	(49)	(38)

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.

(2)	The Company changed its segment reporting in the first quarter of 2010. Prior period balances have been recast to conform to the Company's current reportable segments.
Reconciliation of Segment EBITDA to Net Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Segment EBITDA:
Epoxy and Phenolic Resins	$151	$83	$329	$192
Formaldehyde and Forest Product Resins	46	31	138	75
Coatings and Inks	27	27	69	50
Corporate and Other	(22)	(13)	(49)	(38)

Reconciliation:
Items not included in Segment EBITDA
Terminated merger and settlement income, net	56	19	91	61
Non-cash charges	(5)	2	(16)	3
Unusual items:				—
(Loss) gain on divestiture of assets	—	(1)	2	(2)
Business realignments	(6)	(15)	(17)	(53)
Asset impairments	—	—	—	(47)
Other	(12)	(11)	(28)	(33)
Total unusual items	(18)	(27)	(43)	(135)
Total adjustments	33	(6)	32	(71)
Interest expense, net	(70)	(52)	(205)	(172)
Gain on extinguishment of debt	—	41	—	223
Income tax expense	(7)	(7)	(25)	(7)
Depreciation and amortization	(42)	(44)	(128)	(132)
Net income attributable to Momentive Specialty Chemicals Inc.	116	60	161	120
Net income attributable to noncontrolling interest	—	—	—	1
Net income	$116	$60	$161	$121
 Items not included in Segment EBITDA
For the three and nine months ended September 30, 2010, Terminated merger and settlement income, net primarily includes the pushdown of the recovery of $55 and $83, respectively, in insurance proceeds related to the $200 settlement payment made by the Company's owner that was treated as a pushdown of owner expense in 2008. For the nine months ended September 30, 2010, Terminated merger and settlement income, net also includes $8 in insurance settlements related to the New York Shareholder Action. For the three and nine months ended September 30, 2009, Terminated merger and settlement income, net primarily includes the pushdown of $7 and $37, respectively, in insurance proceeds related to the $200 settlement payment, as well as discounts on certain of the Company's merger related service provider liabilities. This income was partially offset by legal and consulting costs and legal contingency accruals related to the New York Shareholder Action.

Non-cash charges primarily represent stock-based compensation expense, accelerated depreciation on closing facilities and unrealized derivative and foreign exchange gains and losses. For the nine months ended September 30, 2010, non-cash charges also include the write-off of unamortized deferred financing fees associated with the January Refinancing Transactions.
Not included in Segment EBITDA are certain non-cash and certain non-recurring income or expenses that are deemed by management to be unusual in nature. For the three and nine months ended September 30, 2010, these items consisted of business realignment costs primarily related to expenses from the Company's productivity program, realized foreign exchange gains and losses, retention program costs and financing fees incurred as part of the January Refinancing Transactions. For the three and nine months ended September 30, 2009, these items consisted of impairment of property and equipment. For the nine months ended September 30, 2009, these items also consisted of a gain on the settlement of certain legacy company acquisition claims.

11. Summarized Financial Information of Unconsolidated Affiliates
Summarized financial information of the unconsolidated affiliate HAI for the three and nine months ended September 30, 2010 is as follows:

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Net sales	$32	$98
Gross profit	7	22
Pre-tax income	4	11
Net income	4	11
The comparative data for the three and nine months ended September 30, 2009 has been omitted, as HAI was consolidated within the Company’s unaudited Condensed Consolidated Financial Statements during this period.

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
The following information contains the condensed consolidating financial information for Momentive Specialty (the parent), the Subsidiary Issuers, the combined subsidiary guarantors (Borden Chemical Investments, Inc.; Borden Chemical Foundry; LLC, Lawter International, Inc.; HSC Capital Corporation; Borden Chemical International, Inc.; Hexion CI Holding Company; NL COOP Holdings LLC and Oilfield Technology Group, Inc.) and the combined non-guarantor subsidiaries, which includes all of the Company’s foreign subsidiaries and HAI (prior to the deconsolidation of this entity).
The Subsidiary Issuers and all of the subsidiary guarantors are 100% owned by Momentive Specialty. All guarantees are full and unconditional, and are joint and several. There are no significant restrictions on the ability of the Company to obtain funds from its domestic subsidiaries by dividend or loan. While the Company’s Australian, New Zealand and Brazilian subsidiaries are restricted in the payment of dividends and intercompany loans due to the terms of their credit facilities, there are no material restrictions on the Company’s ability to obtain cash from the remaining non-guarantor subsidiaries.
This information includes allocations of corporate overhead to the combined non-guarantor subsidiaries based primarily on net sales. Income tax expense has been provided on the combined non-guarantor subsidiaries based on actual effective tax rates. All other tax expense is reflected in the parent.

MOMENTIVE SPECIALTY CHEMICALS INC.
THREE MONTHS ENDED SEPTEMBER 30, 2010
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$593	$—	$—	$831	$(50)	$1,374
Cost of sales	444	—	—	729	(50)	1,123
Gross profit	149	—	—	102	—	251
Selling, general and administrative expense	46	—	—	60	—	106
Terminated merger and settlement income, net	(56)	—	—	—	—	(56)
Other operating expense, net	2	—	—	10	—	12
Operating income	157	—	—	32	—	189
Interest expense, net	24	36	—	10	—	70
Intercompany interest expense (income)	32	(44)	(1)	13	—	—
Other non-operating (income) expense, net	(2)	4	—	(4)	—	(2)
Income before income tax, earnings from unconsolidated entities	103	4	1	13	—	121
Income tax (benefit) expense	(7)	1	—	13	—	7
Income before earnings from unconsolidated entities	110	3	1	—	—	114
Earnings from unconsolidated entities, net of taxes	6	—	(1)	1	(4)	2
Net income	$116	$3	$—	$1	$(4)	$116

MOMENTIVE SPECIALTY CHEMICALS INC.
THREE MONTHS ENDED SEPTEMBER 30, 2009
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$443	$—	$—	$723	$(86)	$1,080
Cost of sales	387	—	—	617	(86)	918
Gross profit	56	—	—	106	—	162
Selling, general and administrative expense	15	—	—	71	—	86
Terminated merger and settlement (income) expense, net	(20)	—	—	1	—	(19)
Other operating expense, net	12	—	1	5	—	18
Operating income (loss)	49	—	(1)	29	—	77
Interest expense, net	31	14	—	7	—	52
Gain on extinguishment of debt	(41)	—	—	—	—	(41)
Intercompany interest expense (income)	14	(20)	(1)	7	—	—
Other non-operating (income) expense, net	(1)	2	—	(2)	—	(1)
Income before income tax, earnings from unconsolidated entities	46	4	—	17	—	67
Income tax expense	1	—	—	6	—	7
Income before earnings from unconsolidated entities	45	4	—	11	—	60
Earnings from unconsolidated entities, net of taxes	15	—	1	—	(16)	—
Net income	$60	$4	$1	$11	$(16)	$60

MOMENTIVE SPECIALTY CHEMICALS INC.
NINE MONTHS ENDED SEPTEMBER 30, 2010
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,734	$—	$—	$2,391	$(273)	$3,852
Cost of sales	1,432	—	—	2,093	(273)	3,252
Gross profit	302	—	—	298	—	600
Selling, general and administrative expense	109	—	—	172	—	281
Terminated merger and settlement income, net	(91)	—	—	—	—	(91)
Other operating expense, net	6	—	—	10	—	16
Operating income	278	—	—	116	—	394
Interest expense, net	71	104	—	30	—	205
Intercompany interest expense (income)	95	(125)	(1)	31	—	—
Other non-operating expense, net	—	9	—	—	—	9
Income before income tax, earnings from unconsolidated entities	112	12	1	55	—	180
Income tax (benefit) expense	(4)	2	—	27	—	25
Income before earnings from unconsolidated entities	116	10	1	28	—	155
Earnings from unconsolidated entities, net of taxes	45	—	12	1	(52)	6
Net income	$161	$10	$13	$29	$(52)	$161

MOMENTIVE SPECIALTY CHEMICALS INC.
NINE MONTHS ENDED SEPTEMBER 30, 2009
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,243	$—	$—	$1,937	$(239)	$2,941
Cost of sales	1,103	—	—	1,701	(239)	2,565
Gross profit	140	—	—	236	—	376
Selling, general and administrative expense	76	—	—	178	—	254
Terminated merger and settlement (income) expense, net	(63)	—	—	2	—	(61)
Asset impairments	39	—	—	8	—	47
Other operating expense, net	30	—	—	26	—	56
Operating income	58	—	—	22	—	80
Interest expense, net	101	47	—	24	—	172
Gain on extinguishment of debt	(76)	(147)	—	—	—	(223)
Intercompany interest expense (income)	53	(60)	(1)	8	—	—
Other non-operating (income) expense, net	(2)	3	1	2	—	4
(Loss) income before income tax, earnings from unconsolidated entities	(18)	157	—	(12)	—	127
Income tax (benefit) expense	(11)	—	—	18	—	7
(Loss) income before earnings from unconsolidated entities	(7)	157	—	(30)	—	120
Earnings from unconsolidated entities, net of taxes	128	—	1	1	(129)	1
Net income (loss)	121	157	1	(29)	(129)	121
Net income attributable to noncontrolling interest	(1)	—	—	—	—	(1)
Net income (loss) attributable to Momentive Specialty Chemicals Inc.	$120	$157	$1	$(29)	$(129)	$120

MOMENTIVE SPECIALTY CHEMICALS INC.
SEPTEMBER 30, 2010
CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents (including restricted cash of $0 and $6, respectively)	$45	$—	$—	$83	$—	$128
Short-term investments	—	—	—	7	—	7
Accounts receivable, net	118	—	—	545	—	663
Inventories:
Finished and in-process goods	181	—	—	198	—	379
Raw materials and supplies	54	—	—	93	—	147
Other current assets	32	—	—	63	—	95
Total current assets	430	—	—	989	—	1,419
Other assets
Investment in subsidiaries	310	—	17	—	(327)	—
Other assets	23	28	17	73	—	141
	333	28	34	73	(327)	141
Property and equipment, net	528	—	—	819	—	1,347
Goodwill	93	—	—	75	—	168
Other intangible assets, net	64	—	—	79	—	143
Total assets	$1,448	$28	$34	$2,035	$(327)	$3,218
Liabilities and (Deficit) Equity
Current liabilities
Accounts and drafts payable	$179	$—	$—	$363	$—	$542
Intercompany accounts (receivable) payable	(70)	(20)	—	90	—	—
Debt payable within one year	29	—	—	62	—	91
Intercompany loans (receivable) payable	(81)	—	—	81	—	—
Loans payable to affiliates	4	—	—	—	—	4
Interest payable	19	35	—	1	—	55
Income taxes payable	8	—	—	23	—	31
Accrued payroll and incentive compensation	35	—	—	39	—	74
Other current liabilities	96	—	—	70	—	166
Total current liabilities	219	15	—	729	—	963
Long-term debt	1,156	1,646	—	656	—	3,458
Affiliated long-term debt	80	—	—	20	—	100
Intercompany loans payable (receivable)	1,534	(1,860)	(15)	341	—	—
Long-term pension and post employment benefit obligations	88	—	—	127	—	215
Deferred income taxes	36	—	—	85	—	121
Other long-term liabilities	100	—	—	22	—	122
Advance from affiliates	225	—	—	—	—	225
Total liabilities	3,438	(199)	(15)	1,980	—	5,204
Total Momentive Specialty Chemicals Inc. shareholders (deficit) equity	(1,990)	227	49	51	(327)	(1,990)
Noncontrolling interest	—	—	—	4	—	4
Total (deficit) equity	(1,990)	227	49	55	(327)	(1,986)
Total liabilities and (deficit) equity	$1,448	$28	$34	$2,035	$(327)	$3,218

MOMENTIVE SPECIALTY CHEMICALS INC.
DECEMBER 31, 2009
CONDENSED CONSOLIDATING BALANCE SHEET

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents (including restricted cash of $0 and $7, respectively)	$22	$—	$—	$120	$—	$142
Short-term investments	—	—	—	10	—	10
Accounts receivable, net	55	—	—	423	—	478
Inventories:
Finished and in-process goods	129	—	—	135	—	264
Raw materials and supplies	40	—	—	75	—	115
Other current assets	23	—	—	61	—	84
Total current assets	269	—	—	824	—	1,093
Other assets
Investment in subsidiaries	831	—	23	—	(854)	—
Other assets	33	6	—	65	—	104
	864	6	23	65	(854)	104
Property and equipment, net	549	—	—	891	—	1,440
Goodwill	94	—	—	83	—	177
Other intangible assets, net	69	—	—	90	—	159
Total assets	$1,845	$6	$23	$1,953	$(854)	$2,973
Liabilities and (Deficit) Equity
Current liabilities
Accounts and drafts payable	$161	$—	$—	$320	$—	$481
Intercompany accounts (receivable) payable	(13)	(4)	—	17	—	—
Debt payable within one year	22	—	—	56	—	78
Intercompany loans payable (receivable)	360	—	(5)	(355)	—	—
Loans payable to affiliates	4	—	—	—	—	4
Interest payable	27	7	—	2	—	36
Income taxes payable	9	—	—	33	—	42
Accrued payroll and incentive compensation	20	—	—	30	—	50
Other current liabilities	106	—	—	91	—	197
Total current liabilities	696	3	(5)	194	—	888
Long-term debt	1,970	653	—	705	—	3,328
Affiliated long-term debt	80	—	—	20	—	100
Intercompany loans payable (receivable)	683	(868)	(14)	199	—	—
Long-term pension and post employment benefit obligations	102	—	—	131	—	233
Deferred income taxes	39	—	—	81	—	120
Other long-term liabilities	101	—	—	27	—	128
Advance from affiliates	225	—	—	—	—	225
Total liabilities	3,896	(212)	(19)	1,357	—	5,022
Total Momentive Specialty Chemicals Inc. shareholders (deficit) equity	(2,063)	218	42	594	(854)	(2,063)
Noncontrolling interest	12	—	—	2	—	14
Total (deficit) equity	(2,051)	218	42	596	(854)	(2,049)
Total liabilities and (deficit) equity	$1,845	$6	$23	$1,953	$(854)	$2,973

MOMENTIVE SPECIALTY CHEMICALS INC.
NINE MONTHS ENDED SEPTEMBER 30, 2010
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Momentive Specialty Chemicals Inc.		Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(333)	(a)	$14	$(4)	$248	(a)	$—	$(75)
Cash flows provided by (used in) investing activities
Capital expenditures	(34)		—	—	(40)		—	(74)
Capitalized interest	—		—	—	(1)		—	(1)
Proceeds from matured debt securities	—		—	—	3		—	3
Change in restricted cash	—		—	—	1		—	1
Proceeds from the return of capital from subsidiary	296	(a)	—	—	—		(296)	—
Dividend from subsidiary	18		—	1	—		(19)	—
Investment in unconsolidated affiliates, net	—		—	3	2		—	5
Deconsolidation of variable interest entities	—		—	—	(4)		—	(4)
Proceeds from the sale of assets	6		—	—	7		—	13
	286		—	4	(32)		(315)	(57)
Cash flows provided by (used in) financing activities
Net short-term debt borrowings (repayments)	6		—	—	(3)		—	3
Borrowings of long-term debt	240		993	—	470		—	1,703
Repayments of long-term debt	(1,054)		—	—	(501)		—	(1,555)
Return of capital to parent	—		—	—	(296)	(a)	296	—
Net intercompany loan borrowings (repayments)	879		(973)	5	89		—	—
Long-term debt and credit facility financing fees	(1)		(24)	—	(8)		—	(33)
Payments of dividends on common stock	—		(10)	(5)	(4)		19	—
	70		(14)	—	(253)		315	118
Effect of exchange rates on cash and cash equivalents	—		—	—	1		—	1
Increase (decrease) in cash and cash equivalents	23		—	—	(36)		—	(13)
Cash and cash equivalents (unrestricted) at beginning of period	22		—	—	113		—	135
Cash and cash equivalents (unrestricted) at end of period	$45		$—	$—	$77		$—	$122

(a)
In March, June and September 2010, Momentive Specialty Chemicals Inc. contributed receivables of $100, $100 and $107, respectively, to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the nine months ended September 30, 2010, the non-guarantor subsidiary sold $307 of the contributed receivables to affiliates of Apollo for net cash of $296 (see Note 4). The cash proceeds were returned to Momentive Specialty Chemicals Inc. by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined non-guarantor subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and Momentive Specialty Chemicals Inc., respectively.

MOMENTIVE SPECIALTY CHEMICALS INC.
NINE MONTHS ENDED SEPTEMBER 30, 2009
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Momentive Specialty Chemicals Inc.		Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(166)	(a)	$4	$—	$473	(a)	$—	$311
Cash flows provided by (used in) investing activities
Capital expenditures	(27)		—	—	(65)		—	(92)
Capitalized interest	—		—	—	(3)		—	(3)
Proceeds from matured debt securities	—		—	—	4		—	4
Change in restricted cash	—		—	—	1		—	1
Proceeds from the return of capital from subsidiary	254	(a)	—	—	—		(254)	—
Dividend from subsidiary	3		—	2	—		(5)	—
Proceeds from the sale of assets	4		—	—	—		—	4
	234		—	2	(63)		(259)	(86)
Cash flows used in financing activities
Net short-term debt borrowings (repayments)	2		—	—	(11)		—	(9)
Borrowings of long-term debt	538		—	—	395		—	933
Repayments of long-term debt	(600)		(24)	—	(564)		—	(1,188)
Net borrowings of affiliated debt	84		—	—	20		—	104
Purchase of note receivable due from parent	—		—	—	(24)		—	(24)
Deconsolidation of noncontrolling interest in variable interest entity	(24)		—	—	—		—	(24)
Return of capital to parent	—		—	—	(254)	(a)	254	—
Net intercompany loan (repayments) borrowings	(44)		20	—	24		—	—
Payment of dividen non-controlling interest	—		—	—	(2)		—	(2)
Payments of dividends on common stock	(9)		—	(2)	(3)		5	(9)
	(53)		(4)	(2)	(419)		259	(219)
Effect of exchange rates on cash and cash equivalents	—		—	—	12		—	12
Increase in cash and cash equivalents	15		—	—	3		—	18
Cash and cash equivalents (unrestricted) at beginning of period	23		—	—	98		—	121
Cash and cash equivalents (unrestricted) at end of period	$38		$—	$—	$101		$—	$139

(a)
In March, June and September 2009, Momentive Specialty Chemicals Inc. contributed receivables of $70, $85 and $110, respectively to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the nine months ended September 30, 2009, the non-guarantor subsidiary sold $265 of the contributed receivables to affiliates of Apollo for net cash of $254 (see Note 6). The cash proceeds were returned to Momentive Specialty Chemicals Inc. by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined non-guarantor subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and Momentive Specialty Chemicals Inc., respectively.

13. Stock Option Plans and Stock-Based Compensation
Effective October 1, 2010, in conjunction with the Momentive Combination, stock options granted to our Directors and those granted under the Resolution Performance 2000 Stock Option Plan, the Resolution Performance 2000 Non-Employee Directors Option Plan, the Resolution Specialty 2004 Stock Option Plan, the BHI Acquisition 2004 Stock Incentive Plan and Hexion 2007 Long-Term Incentive plan to purchase units in Hexion LLC were converted to an equivalent number of options to purchase units in Momentive Holdco. Similarly, the restricted Hexion LLC unit awards granted under the Hexion 2007 Long-Term Incentive Plan, the BHI Acquisition 2004 Deferred Compensation Plan and the Resolution Performance Restricted Unit Plan were converted to units in Momentive Holdco. The Company is currently assessing the impact of these stock option and stock-based plan modifications on its Consolidated Financial Statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in millions)
The following commentary should be read in conjunction with the audited financial statements and the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K, which was subsequently revised and superseded by Form 8-K filed on October 20, 2010.
Within the following discussion, unless otherwise stated, “the quarter ended September 30, 2010” and “the third quarter of 2010” refer to the three months ended September 30, 2010, and “the quarter ended September 30, 2009” and “the third quarter of 2009” refer to the three months ended September 30, 2009.

Forward-Looking and Cautionary Statements
Certain statements in this Quarterly Report on Form 10-Q including, without limitation, statements made under the caption “Overview and Outlook,” and especially those contained in the “2010 Overview” section, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, the management of Momentive Specialty Chemicals Inc. (formerly known as Hexion Specialty Chemicals, Inc.) (which may be referred to as “Momentive,” “we,” “us,” “our” or the “Company”) may from time to time make oral forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “will,” or “intend” or similar expressions. Forward-looking statements reflect our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are inherently uncertain and subject to changes in circumstances that are difficult to predict. Actual results could vary materially depending on risks and uncertainties that may affect our markets, services, prices and other factors as discussed in the Risk Factors section of this Quarterly Report on Form 10-Q and our other filings with the SEC. We caution you against relying on any forward-looking statements as they are neither statements of historical fact nor guarantees of future performance.
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
Our business divisions are based on the products that we offer and the markets that we serve. Our reportable segments are based upon these business divisions. At September 30, 2010, we had three reportable segments: Epoxy and Phenolic Resins, Formaldehyde and Forest Products Resins and Coatings and Inks. The major products of our reportable segments are as follows:

•	Epoxy and Phenolic Resins: epoxy specialty resins, oil field product applications, versatic acids and derivatives, basic epoxy resins and intermediates, molding compounds and phenolic specialty resins

•	Formaldehyde and Forest Products Resins: forest products resins and formaldehyde applications

•	Coatings and Inks: polyester resins, alkyd resins, acrylic resins and ink resins and additives
The Company's organizational structure continues to evolve. It is also continuing to refine its operating structure to more closely link similar products, minimize divisional boundaries and improve the Company's ability to serve multi-dimensional common customers. These refinements may result in future changes to the Company's reportable segments.
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

•
Net sales increased 27% and 31% for the three and nine months ended September 30, 2010, respectively, as compared to the corresponding periods in 2009 due primarily to higher demand as the global economic downturn began to stabilize. The increase was driven by stabilizing and slightly increasing demand in the automotive, housing and durable goods markets, partially offset by continued modest declines in the global construction market. Net sales also increased due to raw material-driven price increases to our customers compared to the three and nine months ended September 30, 2009.

•
As a percent of sales, gross profit increased by 3% for the three and nine months ended September 30, 2010 as compared to the corresponding periods in 2009. Gross profit percentage increased due to the positive impact of productivity project initiatives and the impact of increased product volumes that outpaced the increase in fixed processing costs and the positive impact of pricing initiatives.

•
Our specialty businesses experienced significantly higher profitability during the three and nine months ended September 30, 2010. These business' combined EBITDA increased $29 and $80, respectively, compared to corresponding periods in 2009. These increases were primarily due to the continued growth of volumes within the wind and alternative energy markets and increases in oil and natural gas drilling activity, as well as increased demand in the specialty coatings and electronics markets.

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

•
On October 22, 2010, we launched a cash tender offer with respect to any and all of our 9.75% Second-Priority Senior Secured Notes due 2014 and priced $440 aggregate principal amount of 9% second-priority senior secured notes due 2020 at an issue price of 100% as described below under "Proposed Refinancing." Upon successful completion of these transactions, we will have effectively extended our weighted average debt maturities by one year.

Momentive Combination and Shared Services Agreement
On October 1, 2010, our parent, Momentive Specialty Chemicals Holdings LLC (“MSC Holdings”, formerly known as Hexion LLC) and Momentive Performance Materials Holdings Inc. ("MPM Holdings"), the parent company of Momentive Performance Materials, Inc., became subsidiaries of a newly formed holding company, Momentive Performance Materials Holdings LLC ("Momentive Holdco") (the "Momentive Combination")
In connection with the closing of the Momentive Combination, we entered into a shared services agreement with Momentive Performance, pursuant to which we will provide to Momentive Performance, and Momentive Performance will provide to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, legal and procurement services. The shared services agreement establishes certain criteria upon which the costs of such services are allocated between us and Momentive Performance.
We expect that the Momentive Combination, including the shared services agreement, will result in significant synergies for us, including shared services and logistics optimization, best-of-source contractual terms, procurement savings, regional site rationalization, and administrative and overhead savings. At this time, we expect to achieve approximately $50 in cost savings and synergies over the next eighteen to twenty-four months in connection with the shared services agreement.
Proposed Refinancing
On October 22, 2010, we launched a cash tender offer (the “Cash Tender Offer”) with respect to any and all of our 9.75% Second-Priority Senior Secured Notes due 2014 (the “Notes”). The consummation of the Cash Tender Offers is conditioned upon, among other things, the issuance of new second-priority senior debt described below.

Also, on October 22, 2010, in connection with the Cash Tender Offer, we proposed to issue $440 aggregate principal amount of second-priority senior secured notes due 2020 (the “Bond Offering”) in a private offering that is exempt from the registration requirements of the Securities Act of 1933, as amended. On October 27, 2010, we priced $440 aggregate principal amount of 9% second-priority senior secured notes due 2020 at an issue price of 100% (the “New Notes”). The New Notes will be issued and guaranteed by the same entities that issued and guaranteed our existing second lien notes and the priority of the collateral liens securing the New Notes will be be junior to the collateral liens securing our senior secured notes and senior secured credit facilities. We intend to use the net proceeds from the offering of the New Notes to pay the consideration for the Cash Tender Offer, redeem any remaining Notes following the expiration of the Cash Tender Offer at the applicable redemption price plus accrued and unpaid interest and pay certain related transaction costs and expenses.

In connection with the Cash Tender Offer and the Bond Offering, Apollo Management, L.P. will enter into an agreement to exchange the entire amount of its current holdings of Notes for the New Notes at an exchange ratio determined based on the consideration offered to holders of the Notes in the Cash Tender Offer, which is intended to give Apollo an aggregate value equivalent to that which it would receive if it had received the total consideration in the Cash Tender Offer and used the proceeds thereof to invest in the New Notes (the “Apollo Exchange”). The new debt issued to Apollo will have the same terms as the New Notes issued by the Company to finance the Cash Tender Offer. Apollo owns approximately $127 principal amount of the Notes, which collectively represents approximately 24% of the total outstanding Notes and 21% of the total outstanding Notes together with the Notes that were issued under the Indenture.

Short-term Outlook
Our business is impacted by general economic and industrial conditions, including housing starts, automotive builds, oil and natural gas drilling activity and general industrial production. Our business has both geographic and end market diversity which often reduces the impact of any one of these factors on our overall performance. During the third quarter of 2010, we experienced slight increases in sequential quarter volumes for most of our businesses, and significant increases in volumes in virtually all businesses compared to the third quarter of 2009 due to the stabilization of markets after the global economic downturn, which had slightly recovered from its low point in early 2009. U.S. housing starts improved modestly in the first half of 2010 compared to the low point in early 2009; however, they remain at historically low levels. We anticipate U.S. housing starts for the remainder of 2010 to be relatively flat compared to the levels seen in the first nine months of 2010, but to continue a gradual multi-year recovery. We also anticipate moderate increases in U.S. automobile production; however, European production in both of these markets is expected to remain flat versus 2009. These factors, along with an anticipated modest increase in demand in other markets we serve, should continue to lead to volume increases throughout 2010 as compared to 2009. However, we do not expect growth in volumes to be consistent among our various product lines as certain industries appear to be recovering more rapidly than others. In certain of our businesses, it is unclear whether the increase in volumes is representative of economic recovery in the end markets we serve or restocking of inventory by our customers to compensate for the de-stocking of inventory that occurred in the first half of 2009.
We expect short-term under-capacity in worldwide base epoxy markets and monomers markets to continue into the fourth quarter of 2010 and to positively impact product lines in our Epoxy and Phenolic Resins and Coatings and Inks segments, respectively. However, worldwide capacity is expected to return to normal levels by the end of 2010. We anticipate continued strength in volumes in our epoxy specialty resins business, driven primarily by the growth in the wind and alternative energy markets. In addition, we anticipate the continued growth of horizontal fracturing and drilling activities within the oil and gas industry to positively impact demand for products within our oil field business. These trends should have positive impacts on volumes in our Epoxy and Phenolic Resins segment. However, we expect competitive pricing pressures in these markets to continue for the foreseeable future.
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

As evidenced by the increases in raw material costs throughout the first nine months of 2010, we expect long-term raw material cost volatility to continue because of historically volatile price movements of key feedstocks. To help mitigate raw material volatility, we have purchase and sale contracts with many of our vendors and customers that contain periodic price adjustment mechanisms. Due to differences in the timing of pricing mechanism trigger points between our sales and purchase contracts, there is often a lead-lag impact during which margins are negatively impacted in the short term when raw material prices increase and are positively impacted in the short term when raw material prices fall.
Matters Impacting Comparability of Results
Our unaudited Condensed Consolidated Financial Statements include the accounts of the Company, its majority-owned subsidiaries in which minority shareholders hold no substantive participating rights and variable interest entities in which we have a controlling financial interest. Intercompany accounts and transactions are eliminated in consolidation. The deconsolidation of the HAI joint venture negatively impacted sales by $22 and $63 compared to the third quarter of 2009 and first nine months of 2009, respectively. However, the deconsolidation of HAI did not have a material impact on our Segment EBITDA as compared to the third quarter of 2009 or first nine moths of 2009 as equity earnings from HAI are included in our Segment EBITDA.
Raw materials comprise approximately 70% of our cost of sales. The three largest raw materials used in our production processes are phenol, methanol and urea. These materials represent about half of our total raw material costs. Fluctuations in energy costs, such as volatility in the price of crude oil and related petrochemical products, as well as the cost of natural gas have historically caused volatility in our raw material and utility costs. The average prices of phenol, methanol and urea increased by approximately 0%, 45% and 13%, respectively, in the third quarter of 2010 compared to the third quarter of 2009. The average prices of phenol, methanol and urea increased by approximately 31%, 58% and 8%, respectively, in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Passing through raw material price changes to customers can result in significant variances in sales comparisons from year to year.
Revised Financial Statements
In August 2010, we were informed that our owner had received insurance recoveries of approximately $15 and $7 in the second and third quarters of 2009, respectively, that should have been reported as a reduction to expenses (income) in those periods with an offsetting reduction in Paid-in capital. The insurance recoveries related to the $200 termination settlement payment made that was pushed down and treated as an expense of the Company in 2008. As previously disclosed, we record any insurance recoveries as a non-cash reduction to expenses in the period when the insurance settlement is reached. We filed an 8-K on October 20, 2010 to revise our financial statements for the year ended December 31, 2009. In addition, we have revised our financial statements for the three and nine months ended September 30, 2009 to record approximately $7 and $22 of income, respectively, related to the insurance recoveries by our owner for the costs incurred in connection with the termination of the merger with Huntsman Corporation. The revision had no impact on our revenues, total assets, total liabilities, total debt, total equity, net worth, liquidity, cash flows, or Segment EBITDA.

Results of Operations
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$1,374	$1,080	$3,852	$2,941
Cost of sales	1,123	918	3,252	2,565
Gross profit	251	162	600	376
Gross profit as a percentage of net sales	18%	15%	16%	13%
Selling, general & administrative expense	106	86	281	254
Terminated merger and settlement income, net	(56)	(19)	(91)	(61)
Asset impairments	—	—	—	47
Other operating expense, net	12	18	16	56
Operating income	189	77	394	80
Operating income as a percentage of net sales	14%	7%	10%	3%
Interest expense, net	70	52	205	172
Gain on extinguishment of debt	—	(41)	—	(223)
Other non-operating (income) expense, net	(2)	(1)	9	4
Total non-operating expense (income)	68	10	214	(47)
Income before income tax and earnings from unconsolidated entities	121	67	180	127
Income tax expense	7	7	25	7
Income before earnings from unconsolidated entities	114	60	155	120
Earnings from unconsolidated entities, net of taxes	2	—	6	1
Net income	116	60	161	121
Net income attributable to noncontrolling interest	—	—	—	(1)
Net income attributable to Momentive Specialty Chemicals Inc.	$116	$60	$161	$120
Three Months Ended September 30, 2010 vs. 2009
Sales
In the third quarter of 2010, net sales increased by $294, or 27%, compared with the third quarter of 2009. Volume increases across substantially all of our product lines positively impacted sales by $95. These increases were primarily a result of the modest increase in U.S. housing starts and automotive builds, increased demand in the wind and alternative energy markets and increases in oil and natural gas drilling activity. The pass through of raw material driven price increases, primarily in our North American and European formaldehyde and forest products resins, phenolic specialty resins, ink resins and monomers product lines, as well as short-term capacity shortages in the market for base epoxies, positively impacted sales by $262. In addition, foreign currency translation negatively impacted sales by $41, primarily as a result of the strengthening of the U.S. dollar against the euro compared to the third quarter of 2009. The increase in net sales was partially offset by the $22 negative impact of the deconsolidation of the HAI joint venture.
Gross Profit
In the third quarter of 2010, gross profit increased by $89 compared with the third quarter of 2009 as a result of the increase in sales. As a percentage of sales, gross profit increased 3% as a result of increased volumes that outpaced increases in fixed processing costs and the positive impact of pricing initiatives and productivity driven costs savings in the third quarter of 2010.
Operating Income
In the third quarter of 2010, operating income increased by $112 compared with the third quarter of 2009. The primary drivers of the increase were the increase in gross profit, as discussed above, an increase in Terminated merger and settlement income, net, and a decrease in other operating expense, net, partially offset by an increase in Selling, general and administrative costs.
We recognized Terminated merger and settlement income, net of $56 in the third quarter of 2010, which was primarily related to the pushdown of $55 of insurance recoveries by our owner related to the $200 settlement payment made by our owner that was previously treated as a pushdown of owner expense in the fourth quarter of 2008. We recognized Terminated merger and settlement income, net of $19 in the third quarter of 2009, which included the pushdown of $7 of insurance recoveries by our owner related to the $200 settlement payment made by our owner that  was previously treated as a pushdown of owner expense in the fourth quarter of 2008, as well as reductions on certain of our merger related service provider liabilities. This income was partially offset by legal contingency accruals related to the New York Shareholder Action. The decrease in Other operating expense, net of $6 is due primarily to lower costs related to our ongoing productivity initiatives. These increases in operating income were partially offset by an increase in Selling, general and administrative expense of $20 due primarily to higher compensation costs. As a percentage of net sales, Selling, general and administrative expense remained consistent.

Non-Operating Expense
In the third quarter of 2010, total non-operating expense increased by $58 compared with the third quarter of 2009. In the third quarter of 2009 we recognized a gain of $41 on the extinguishment of $71 in face value of the Company’s debentures. Interest expense, net increased by $18 as a result of the January Refinancing Transactions and higher interest rates.
Income Tax Expense
In the third quarter of 2010, income tax expense was consistent with the third quarter of 2009. Income tax expense relates primarily to income from foreign operations, with tax on the profits in the U.S. being offset by reducing the valuation allowance on deferred tax assets expected to be utilized.
Nine Months Ended September 30, 2010 vs. 2009
Sales
In the first nine months of 2010, net sales increased by $911, or 31%, compared with the first nine months of 2009. Volume increases across substantially all of our product lines positively impacted sales by $566. These increases were primarily the result of the modest increase in U.S. housing starts and automotive builds, increased demand in the wind and alternative energy markets and increases in oil and natural gas drilling activity. The pass through of raw material driven price increases, primarily in our North American and European formaldehyde and forest products resins, phenolic specialty resins, ink resins, monomers and intermediates product lines, as well as short-term capacity shortages in the base epoxies market, positively impacted sales by $392. These increases were partially offset by flat to negative pricing in our oil field and epoxy specialty lines. In addition ,foreign currency translation positively impacted sales by $16, primarily as a result of the weakening of the U.S. dollar against the Brazilian real, Australian dollar and Canadian dollar compared to the first nine months of 2009, partially offset by the strengthening of the U.S. dollar against the euro as compared to the first nine months of 2009. The increase in net sales was partially offset by the $63 negative impact of the deconsolidation of the HAI joint venture.
Gross Profit
In the first nine months of 2010, gross profit increased by $224 compared with the first nine months of 2009 as a result of the increase in sales. As a percentage of sales, gross profit increased 3% as a result of increased volumes that outpaced increases in fixed processing costs and the positive impact of pricing initiatives and productivity-driven cost savings.
Operating Income
In the first nine months of 2010, operating income increased by $314 compared with the first nine months of 2009. The primary driver of the increase was the increase in gross profit, as discussed above, an increase in Terminated merger and settlement income, net, lower asset impairments and a decrease in other operating expense, net. These increases were partially offset by an increase in Selling, general and administrative costs.
We recognized Terminated merger and settlement income, net of $91 in the first nine months of 2010, which was primarily comprised of the pushdown of $83 of insurance recoveries by our owner related to the $200 settlement payment made by our owner that was previously treated as a pushdown of owner expense in the fourth quarter of 2008. In addition, we recorded $8 in insurance recoveries related to the New York Shareholder Action. We recognized Terminated merger and settlement income, net of $61 in the first nine months of 2009, which was comprised of the pushdown of $37 of insurance recoveries by our owner related to the $200 settlement payment made by our owner that was previously treated as a pushdown of owner expense in the fourth quarter of 2008, as well as reductions on certain of our merger related service provider liabilities. This income was partially offset by legal contingency accruals related to the New York Shareholder Action. Asset impairments of $47 in the first nine months of 2009 were related to our decision to indefinitely idle certain production lines. The decrease in Other operating expense, net of $40 is due primarily to lower costs related to our ongoing productivity initiatives, as well as lower foreign currency exchange losses. These increases in operating income were partially offset by an increase in Selling, general and administrative expense of $20 due primarily to higher compensation costs.
Non-Operating Expense (Income)
In the first nine months of 2010, total non-operating expense increased by $261, from income of $47 to expense of $214, compared with the first nine months of 2009. In the first nine months of 2009 we recognized a gain of $223 on the extinguishment of $288 in face value of the Company’s outstanding debt securities. Interest expense, net increased by $33 as a result of the January Refinancing Transactions and higher interest rates. Other non-operating expense, net increased by $5 primarily due to the write-off of $7 in deferred financing fees related to the paydown of $800 in senior secured term loans in the first quarter of 2010, partially offset by lower foreign exchange losses.
Income Tax Expense
In the first nine months of 2010, income tax expense increased by $18 compared to the first nine months of 2009 due to a significant increase in pre-tax income from operations in certain foreign jurisdictions. Income tax expense relates primarily to income from foreign operations, with tax on the profits in the U.S. being offset by reducing the valuation allowance on deferred tax assets expected to be utilized.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net Sales to Unaffiliated Customers(1)(2):
Epoxy and Phenolic Resins	$706	$521	$1,875	$1,414
Formaldehyde and Forest Product Resins	398	315	1,206	858
Coatings and Inks	270	244	771	669
	$1,374	$1,080	$3,852	$2,941
Segment EBITDA(2):
Epoxy and Phenolic Resins	$151	$83	$329	$192
Formaldehyde and Forest Product Resins	46	31	138	75
Coatings and Inks	27	27	69	50
Corporate and Other	(22)	(13)	(49)	(38)

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.

(2)	The Company changed its segment reporting in the first quarter of 2010. Prior period balances have been recast to conform to the Company’s current reportable segments.
Three Months Ended September 30, 2010 vs. Three Months Ended September 30, 2009 Segment Results
Following is an analysis of the percentage change in sales by segment from the three months ended September 30, 2009 to the three months ended September 30, 2010:

	Volume	Price/Mix	Currency Translation	Accounting Changes		Total
Epoxy and Phenolic Resins	12%	34%	(6)%	(4)%	(1)	36%
Formaldehyde and Forest Products Resins	9%	16%	1%	—%		26%
Coatings and Inks	2%	15%	(6)%	—%		11%

(1)	Represents the effect of the deconsolidation of the HAI joint venture due to the adoption of ASU 2009-17.
Epoxy and Phenolic Resins
Net sales in the third quarter of 2010 increased by $185, or 36%, when compared to the third quarter of 2009. Volume increases positively impacted sales by $61 as the global economy stabilized. Volumes increased in virtually all businesses, primarily in our epoxy specialty, oil field, versatics and base epoxy businesses. The volume increases in our base epoxy business were attributable to the stabilization of the automotive and durable goods markets, driven by the recovery from the economic downturn, which began in late 2008 and continued into 2009. In addition, base epoxy volumes were positively impacted by short-term capacity constraints in the market. Volume increases in our epoxy specialty and oil field businesses were due primarily to increased demand in the wind and alternative energy markets, as well as increases in oil and natural gas horizontal drilling activity. The pass through of higher raw material costs in virtually all businesses, favorable product mix in our phenolics business and short-term capacity shortages in the market for base epoxies resulted in positive pricing impacts of $175. The positive impact of favorable pricing in these businesses was partially offset by pricing decreases in our epoxy specialty business due to increased competitive pricing pressures. Foreign currency translation had a negative impact of $29 as the U.S. dollar strengthened against the euro in the third quarter of 2010 compared to the third quarter of 2009. The increase in net sales was partially offset by the $22 negative impact of the deconsolidation of the HAI joint venture.
Segment EBITDA in the third quarter of 2010 increased by $68 to $151 compared to the third quarter of 2009. The increase is primarily due to the volume and pricing impacts discussed above. The remaining overall increase was attributable to the favorable impact of productivity driven cost savings.
Formaldehyde and Forest Products Resins
Net sales in the third quarter of 2010 increased by $83, or 26%, when compared to the third quarter of 2009. Higher volumes positively impacted sales by $29, driven by increased volumes across all businesses and regions. The strongest increases in volumes were in our North American formaldehyde business due to improving industrial markets after the global economic downturn which began in late 2008 and continued into 2009, while our North American forest products resins business experienced slight increases in volumes in the third quarter of 2010 as compared to the third quarter of 2009. In addition, we experienced strong volume increases in the Latin American market due to continued growth, particularly in Southern Brazil, where our new manufacturing facility has positioned us well to serve customer expansions. Higher raw material prices passed through to customers in most regions combined with favorable product mix within our North American formaldehyde business led to pricing increases of $52. In addition, we experienced favorable currency translation of $2 due the weakening of the U.S. dollar against Brazilian real, Australian dollar and Canadian dollar in the third quarter of 2010 compared to the third quarter of 2009.
Segment EBITDA in the third quarter of 2010 increased by $15 to $46 compared to the third quarter of 2009. The increase was primarily attributable to the impact of the volume increases, as discussed above, as well as the favorable impact of productivity driven cost savings. The increase was aided by the ability of the business to pass through higher raw material prices to customers.
Coatings and Inks
Net sales in the third quarter of 2010 increased by $26, or 11%, when compared to the third quarter of 2009. Volume increases positively impacted sales by $5, driven by increases across virtually all businesses. The most significant increases were in our global dispersions and ink resins businesses, which were negatively impacted in the prior year by the de-stocking of inventory by our customers in response to the global economic downturn. Further, volume increases in our ink resins business were due to the ability to capture additional market share. The pass through of higher raw material costs and favorable pricing resulted in increases of $35, reflecting short-term capacity constraints in the market for our monomers business. Unfavorable currency translation of $14 contributed to lower sales, as the U.S. dollar strengthened against the euro in the third quarter of 2010 compared to the third quarter of 2009.
Segment EBITDA in the third quarter of 2010 remained unchanged compared to the third quarter 2009. This was a result of the increase in volumes being offset by the increase in raw material prices in the third quarter of 2010.
Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions, unallocated foreign exchange gains and losses and legacy company costs not allocated to continuing segments. Corporate and Other charges increased by $9 to $22 compared to the third quarter of 2009, primarily due to increased compensation costs.
Nine Months Ended September 30, 2010 vs. Nine Months Ended September 30, 2009 Segment Results
Following is an analysis of the percentage change in sales by segment from the nine months ended September 30, 2009 to nine months ended September 30, 2010:

	Volume	Price/Mix	Currency Translation	Accounting Changes		Total
Epoxy and Phenolic Resins	22%	17%	(2)%	(4)%	(1)	33%
Formaldehyde and Forest Products Resins	23%	12%	6%	—		41%
Coatings and Inks	9%	7%	(1)%	—		15%

(1)	Represents the effect of the deconsolidation of the HAI joint venture due to the adoption of ASU 2009-17.
Epoxy and Phenolic Resins
Net sales in the first nine months of 2010 increased by $461, or 33%, when compared to the first nine months of 2009. Volume increases positively impacted sales by $305 as the global economy stabilized. Volumes increased in virtually all businesses, primarily in our epoxy specialty, oil field, versatics and base epoxy businesses. The volume increases in our base epoxy business were attributable to the stabilization of the automotive and durable goods markets relative to the low point of the economic downturn, which began in late 2008 and continued into 2009, and were partially offset by continued modest decreases in construction markets. The pass through of higher raw material costs in most businesses, the favorable product mix in our phenolics buisness and short-term capacity shortages in the market for base epoxies resulted in positive pricing impacts of $242. The positive impact of increased volumes was partially offset by pricing decreases in our oil field and epoxy specialty businesses due to increased competitive pressures. Foreign currency translation had a negative impact of $23, primarily due to the strengthening of the U.S. dollar against the euro in the first nine months of 2010 compared to the first nine months of 2009. The increase in net sales was partially offset by the $63 negative impact of the deconsolidation of the HAI joint venture.
Segment EBITDA in the first nine months of 2010 increased by $137 to $329 compared to the first nine months of 2009. Segment EBITDA increased primarily due to the increased growth in demand discussed above, but was partially offset by price decreases in our oil field and epoxy specialty businesses, driven by competitive pressures. The remaining overall increase was primarily attributable to the accelerated recognition of unabsorbed processing costs that occurred in the first nine months of 2009 compared to the first nine months of 2010 and the favorable impact of productivity driven cost savings. This increase was partially offset by additional maintenance and turnaround costs in the first nine months of 2010 compared to the first nine months of 2009.
Formaldehyde and Forest Products Resins
Net sales in the first nine months of 2010 increased by $348, or 41% when compared to the first nine months of 2009. Higher volumes positively impacted sales by $198, with increases across all businesses and regions. The strongest increases in volumes were in our North American formaldehyde business, due to improving markets after the global economic downturn, which began in late 2008 and continued into 2009. In addition, we experienced strong volume increases in our North American forest products resins business, primarily driven by the modest increase in U.S. housing starts compared to the same period of 2009, coupled with the restocking of inventory by our customers, compared to the de-stocking of inventory that occurred in 2009. Higher raw material prices passed through to customers in most regions, combined with positive product mix within our North American formaldehyde business, led to pricing increases of $101. Although raw material prices generally increased during the first nine months of 2010, the significant strengthening of the Brazilian real, Australian dollar and New Zealand dollar against the US dollar resulted in lower raw material prices in local currencies, which were passed through to customers in these regions. In addition, we experienced favorable currency translation of $49 due to the weakening of the U.S. dollar against the Brazilian real, Australian dollar and Canadian dollar in the first nine months of 2010 compared to the first nine months of 2009.
Segment EBITDA in the first nine months of 2010 increased by $63 to $138 compared to the first nine months of 2009. The increase was primarily attributable to the impact of the volume and price increases, as discussed above, as well as the favorable impact of productivity driven cost savings.
Coatings and Inks
Net sales in the first nine months of 2010 increased by $102, or 15%, when compared to the first nine months of 2009. Volume increases positively impacted sales by $63, with increases across virtually all businesses. The most significant increases were in our monomers, global dispersions, powder coatings and ink resins businesses, which were negatively impacted by the global economic downturn during the first nine months of 2009. The pass through of higher raw material costs and favorable pricing resulted in pricing increases of $49, reflecting short-term capacity constraints in the market for our monomers business. Unfavorable currency translation of $10 contributed to lower sales, as the U.S. dollar strengthened against the euro in the first nine months of 2010 compared to the first nine months of 2009.
Segment EBITDA in the first nine months of 2010 increased by $19 to $69 compared to the first nine months of 2009. The increase was primarily attributable to the favorable impact of productivity driven cost savings and the impact of the volume increases discussed above.
Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions, unallocated foreign exchange gains and losses and legacy company costs not allocated to continuing segments. Corporate and Other charges increased by $11 to $49 compared to the first nine months of 2009, primarily due to increased compensation costs. These increases were partially offset by higher foreign currency transaction gains and the impact of productivity-driven cost savings.

Reconciliation of Segment EBITDA to Net Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Segment EBITDA:
Epoxy and Phenolic Resins	$151	$83	$329	$192
Formaldehyde and Forest Product Resins	46	31	138	75
Coatings and Inks	27	27	69	50
Corporate and Other	(22)	(13)	(49)	(38)

Reconciliation:
Items not included in Segment EBITDA
Terminated merger and settlement income, net	56	19	91	61
Non-cash charges	(5)	2	(16)	3
Unusual items:
(Loss) gain on divestiture of assets	—	(1)	2	(2)
Business realignments	(6)	(15)	(17)	(53)
Asset impairments	—	—	—	(47)
Other	(12)	(11)	(28)	(33)
Total unusual items	(18)	(27)	(43)	(135)
Total adjustments	33	(6)	32	(71)
Interest expense, net	(70)	(52)	(205)	(172)
Gain on extinguishment of debt	—	41	—	223
Income tax expense	(7)	(7)	(25)	(7)
Depreciation and amortization	(42)	(44)	(128)	(132)
Net income attributable to Momentive Specialty Chemicals Inc.	116	60	161	120
Net income attributable to noncontrolling interest	—	—	—	1
Net income	$116	$60	$161	$121

Items not included in Segment EBITDA
For the three and nine months ended September 30, 2010, Terminated merger and settlement income, net primarily includes the pushdown of the recovery of $55 and $83, respectively, in insurance proceeds related to the $200 settlement payment made by the Company's owner that was treated as a pushdown of owner expense in 2008. For the nine months ended September 30, 2010, Terminated merger and settlement income, net also includes $8 in insurance settlements related to the New York Shareholder Action. For the three and nine months ended September 30, 2009, Terminated merger and settlement income, net primarily includes the pushdown of $7 and $37, respectively, in insurance proceeds related to the $200 settlement payment, as well as discounts on certain of the Company's merger related service provider liabilities. This income was partially offset by legal and consulting costs and legal contingency accruals related to the New York Shareholder Action.
Non-cash charges primarily represent stock-based compensation expense, accelerated depreciation on closing facilities and unrealized derivative and foreign exchange gains and losses. For the nine months ended September 30, 2010, non-cash charges also include the write-off of unamortized deferred financing fees associated with the January Refinancing Transactions.
Not included in Segment EBITDA are certain non-cash and certain non-recurring income or expenses that are deemed by management to be unusual in nature. For the three and nine months ended September 30, 2010, these items consisted of business realignment costs primarily related to expenses from the Company's productivity program, realized foreign exchange gains and losses, retention program costs and financing fees incurred as part of the January Refinancing Transactions. For the three and nine months ended September 30, 2009, these items consisted of impairment of property and equipment. For the nine months ended September 30, 2009, these items also consisted of a gain on the settlement of certain legacy company acquisition claims.

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

At September 30, 2010, we had $3,653 of debt, including $95 of short-term debt and capital lease maturities (of which $32 is U.S. short-term debt and capital lease maturities). In addition, at September 30, 2010, we had $412 in liquidity including $122 of unrestricted cash and cash equivalents, $221 of borrowings available under our senior secured revolving credit facilities and $69 of borrowings available under credit facilities at certain international subsidiaries with various expiration dates through 2011 and the financing commitment from Apollo.
Our net working capital (defined as accounts receivable and inventories less accounts and drafts payable) at September 30, 2010 was $647, an increase of $271 from December 31, 2009. The increase was a result of higher volumes and production and increasing raw material costs. However, in the fourth quarter of 2010, we expect a decrease in net working capital as volumes and inventory levels begin to decrease in response to seasonal customer shut-downs. To minimize the impact of net working capital on cash flows, we continue to negotiate and contractually extend payment terms whenever possible. We have also focused on receivable collections to offset a portion of the payment term pressure by offering incentives to customers to encourage early payment, or accelerate receipts through the sale of receivables. In the first nine months of 2010, we entered into accounts receivable sale agreements to sell a portion of our trade accounts receivable. As of September 30, 2010, through these agreements, we effectively accelerated the timing of cash receipts by $117. We may continue to accelerate cash receipts under these agreements, as appropriate, in order to offset these pressures.
We currently have $32 of in-process savings at September 30, 2010. Most of the actions to obtain the remaining productivity savings will be completed over the next fifteen months The net costs to achieve the remaining in-process savings, estimated at $16, will be funded from operations and availability under our senior secured credit facilities. In addition, we will continue to closely monitor our capital with spending focused on projects with significant growth opportunities as well as other projects to ensure improved safety of our employees and compliance with environmental laws and regulations.
In late December 2009 and early January 2010, we extended $200 of our revolving line of credit facility commitments from lenders, which will take effect upon the May 31, 2011 maturity of the existing revolving facility commitments. The new commitments will extend the availability of the revolver to February 2013. The new revolving loans, which cannot be drawn until the existing revolving credit facility matures, will bear interest at a rate of LIBOR plus 4.50%. The extension also requires a 2.00% annual ticking fee to be paid quarterly on committed amounts until the extended revolver facility is effective.
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
On October 22, 2010, we launched a cash tender offer (the “Cash Tender Offer”) with respect to any and all of our 9.75% Second-Priority Senior Secured Notes due 2014 (the “Notes”). On October 27, 2010, we priced $440 aggregate principal amount of 9% second-priority senior secured notes due 2020 at an issue price of 100% (the “New Notes”) plus approximately $127 principal amount in Apollo Exchange notes. The closing of the offering of the New Notes and the Apollo Exchange is expected to occur on November 5, 2010 and is subject to customary conditions. Upon successful issuance of the New Notes and redemption of the Notes, we will have effectively extended our weighted average debt maturities by one year.
Based on these adjustments to our capital structure and incremental liquidity, we feel that we are favorably positioned to maintain adequate liquidity throughout 2010 and the foreseeable future to fund our ongoing operations and cash debt service obligations, including any additional investment in net working capital. Further, we expect that the extension of a portion of our credit facility, second priority senior secured notes and extension of the revolver will allow greater flexibility and liquidity for the Company in the longer term.
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
Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30:

	2010	2009
(Uses) sources of cash:
Operating activities	$(75)	$311
Investing activities	(57)	(86)
Financing activities	118	(219)
Effect of exchange rates on cash flow	1	12
Net change in cash and cash equivalents	$(13)	$18
 Operating Activities
In the first nine months of 2010, operations used $75 of cash. Net income of $161 included $67 of net non-cash and non-operating expense items, of which $83 was for the non-cash pushdown of the recovery of 2008 owner expense, offset by $128 for depreciation and amortization. Working capital (defined as accounts receivable and inventories less accounts and drafts payable) and changes in other assets and liabilities and income taxes payable used $303 due primarily to increased accounts receivable and inventory, which resulted from the higher sales volumes and increased pricing.

In the first nine months of 2009, operations provided $311 of cash. Net income of $121 included $94 of net non-cash and non-operating income items, of which $223 was for the gain on extinguishment of debt and $37 was for the non-cash pushdown of the recovery of 2008 shareholder expense, offset by $132 for depreciation and amortization and $51 for impairments and accelerated depreciation of property and equipment. Working capital (defined as accounts receivable and inventories less accounts and drafts payable) and changes in other assets and liabilities and income taxes payable generated $284 due to decreased accounts receivable and inventories, which resulted from lower volumes and production, efforts to decrease inventory quantities, decreasing raw material costs and the sale of a portion of our trade accounts receivable.
Investing Activities
In the first nine months of 2010, investing activities used $57. We spent $75 for capital expenditures (including capitalized interest). Of the $75 in capital expenditures, approximately $14 relates to our productivity savings initiatives while the remaining amount relates primarily to plant expansions and improvements. Demand for investment in working capital, in response to higher sales volumes and increasing raw material prices, led to lower capital expenditures than originally anticipated during the first nine months of 2010. We generated cash of $3 from the sale of marketable securities and generated $13 from the sale of assets. In addition, we had a decrease in cash of $4 related to the deconsolidation of HAI as a result of the adoption of ASU 2009-17.

In the first nine months of 2009, investing activities used $86. We spent $95 for capital expenditures (including capitalized interest). Of the $95 in capital expenditures, approximately $14 relates to our productivity savings initiatives while the remaining amount relates primarily to plant expansions and improvements. We generated $1 due to the release of a restricted cash requirement for collateral for a subsidiary's debt. We generated cash of $4 from the proceeds from matured debt securities and $4 from the sale of assets.
Financing Activities
In the first nine months of 2010, financing activities provided $118. Net long-term debt borrowings of $148 primarily consisted of the $993 in proceeds offset by the pay-down of $800 of our U.S. term loans under the Senior Secured Credit Facility as part of the January Refinancing Transactions and pay-down of our revolving line of credit. $33 was used to pay for financing fees related to the January Refinancing Transactions and the extension of the revolving line of credit facility.

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

Accounts Receivable Sales Agreement
In September, June and March 2010, the Company entered into accounts receivable purchase and sale agreements to sell $107, $100 and $100, respectively, of its trade accounts receivable to affiliates of Apollo on terms which management believes were more favorable to the Company than could have been obtained from an independent third party. Under the terms of the agreements, the receivables are sold at a discount relative to their carrying value in exchange for all interests in such receivables. The Company retains the obligation to service the collection of the receivables on the purchasers’ behalf for which the Company is paid a fee and the purchasers defer payment of a portion of the receivable purchase price and establish a reserve account with the proceeds. The reserve account is used to reimburse the purchasers for credit and collection risk. The remaining amounts are paid to the Company after receipt of all collections on the purchased receivables. Other than amounts held in the reserve account, the purchasers bear all credit risk on the purchased receivables.
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
As of September 30, 2010, we were in compliance with all financial covenants that govern our senior secured credit facilities, including our senior secured debt to Adjusted EBITDA ratio.
Our senior credit facility permits a default in our senior secured leverage ratio covenant to be cured by cash contributions to the Company’s capital from the proceeds of equity purchases or cash contributions to the capital of Momentive Specialty Chemicals Holdings LLC (formerly known as Hexion LLC), our parent company. Momentive Holdco has agreed to contribute any proceeds from the issuance of preferred or common units under this agreement as a capital contribution to MSC Holdings, and MSC Holdings has agreed to contribute such amounts as a capital contribution to the Company.
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

September 30, 2010
LTM Period
Reconciliation of Net Income to Pro Forma Adjusted EBITDA
Net income	$157
Income taxes	20
Gain on extinguishment of debt	(1)
Interest expense, net	256
Depreciation and amortization	174
EBITDA	606
Adjustments to EBITDA:
Terminated merger and settlement income, net (1)	(92)
Net income attributable to noncontrolling interest	(2)
Non-cash items (2)	16
Unusual items:
Loss on divestiture of assets	2
Business realignments (3)	20
Asset impairments	3
Other (4)	56
Total unusual items	81
Productivity program savings (5)	32
Savings from shared services agreement (6)	50
Pro Forma Adjusted EBITDA	$691
Fixed charges (7)	$252
Ratio of Pro Forma Adjusted EBITDA to Fixed Charges (8)	2.74

(1)
Represents insurance recoveries by our owner related to the $200 termination settlement payment that was pushed down and treated as an expense of the Company in 2008. Also represents negotiated reductions on accounting, consulting, tax and legal costs related to the terminated Huntsman merger and recognition of insurance settlements associated with the New York Shareholder Action. These amounts are partially offset by legal settlement accruals pertaining to the New York Shareholder Action.

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

(5)	Represents pro forma impact of in-process productivity program savings.

(6)	Represents pro forma impact of expected savings from the shared services agreement with Momentive Performance in conjunction with the Momentive Combination

(7)
Reflects pro forma interest expense based on interest rates at October 21, 2010 as if the January Refinancing Transactions and the execution of the July 2010 Swap had taken place at the beginning of the period.

(8)
We are required to have an Adjusted EBITDA to Fixed Charges ratio of greater than 2.0 to 1.0 to be able to incur additional indebtedness under our indenture for the Second Priority Senior Secured Notes. As of September 30, 2010, the Company was able to satisfy this test and incur additional indebtedness under this indenture.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
There have been no material developments during the first nine months of 2010 on the matters we have previously disclosed about quantitative and qualitative market risk in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4T.    Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we, under the supervision and with the participation of our Disclosure Committee and our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.
Changes in Internal Controls
There have been no changes in the Company’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Item 1.    Legal Proceedings
On September 30, 2009, we received a letter from counsel for affiliates of Credit Suisse and Deutsche Bank (the “Banks”) which demanded payment of the Banks' legal fees claimed to be in excess of $60 million incurred in various litigations associated with the terminated merger of us and Huntsman. We had rejected the Banks' demand citing not only the Banks' material breach of their commitment to fund the merger, but among other things, their failure to obtain our approval of their settlement with Huntsman, the failure to provide a release for any and all liabilities in favor of us, and the unreasonable amount of the fees sought. On October 22, 2010, we entered into a mutual general release with affiliates of Credit Suisse and Deutsche Bank, settling all outstanding claims.
There have been no material developments during the third quarter of 2010 in any of the other ongoing legal proceedings that are included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 1A.    Risk Factors

We may not realize all of the intended benefits of our shared services agreement with Momentive Performance.
Although the Company expects to achieve approximately $50 million of savings in connection with the shared services agreement with Momentive Performance entered into in connection with the Momentive Combination, we may not realize all of the intended benefits. We cannot assure you that the shared services agreement with Momentive Performance will be viewed positively by vendors, customers or financing sources. Our ability to realize the intended benefits of the shared services agreement will depend, in part, on our ability to integrate shared services with our business. However, the coordination of shared services is a complex, costly and time consuming process, and there can be no assurance that we will be able to coordinate such services successfully. In the short-term, our ability to realize the intended savings also may be limited by existing contracts to which we are a party, the need for consents with respect to agreements with third parties and other logistical difficulties associated with integration. The shared services agreement expires October 2015 (subject to one-year renewals every year thereafter, absent contrary notice from either party). Moreover, the shared services agreement is also subject to termination by either us or Momentive Performance, without cause, on not less than thirty days prior written notice, with a one-year transition assistance period. If the shared services agreement is terminated, it could have a negative effect on our business operations, results of operations and financial condition, as we would need to replace the services that were being provided by Momentive Performance, and would lose the benefits we were generating under the agreement at the time.
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

The diversion of our key personnel's attention to other businesses could adversely affect our business and results of operations.
Certain members of our senior management team, including Mr. Morrison and Mr. Carter, and certain of our other employees, who provide substantial services to our businesses, also act in such capacities and provide services with respect to our sister company, Momentive Performance. Certain individuals employed by Momentive Performance also provide services to our business. The services of such individuals are provided by us to Momentive Performance, or by Momentive Performance to us, pursuant to a shared services agreement that we recently entered into with Momentive Performance. Any or all of these individuals may be required to focus their time and energies on matters relating to Momentive Performance that otherwise could be directed to our business and operations. If the attention of our senior management team, and/or such other individuals providing substantial services to our business, is significantly diverted from their responsibilities to us, it could affect our ability to service our existing business and develop new business, which could have a material adverse effect on our business and results of operations. Mr. Morrison, Mr. Carter and certain other key personnel became members of the management team of Momentive Performance in early October 2010. We cannot assure you that the transition by members of our management team to their additional roles on the management team of Momentive Performance, the transition of other employees to their additional roles with Momentive Performance or us, or the implementation of the shared services arrangement with Momentive Performance, will not be disruptive to our business.
Our and Momentive Performance's majority shareholder's interests may conflict with or differ from our interests.
Apollo controls our ultimate parent company, Momentive HoldCo, which directly owns 100% of our common equity. In addition, representatives of Apollo comprise a majority of our directors. As a result, Apollo has the ability to substantially influence all matters that require shareholder approval, including the election of our directors and the approval of significant corporate transactions such as mergers, tender offers and the sale of all or substantially all of our assets. The interests of Apollo and its affiliates could conflict with or differ from our interests. For example, the concentration of ownership held by Apollo could delay, defer or prevent a change of control of our company or impede a merger, takeover or other business combination which may otherwise be favorable for us.
Our ultimate parent company, Momentive HoldCo, is also the ultimate parent company of our sister company, Momentive Performance. Therefore, in addition to controlling our activities through its control of Momentive HoldCo, Apollo can also control the activities of our sister company through this same ownership and control structure. There can be no assurance that Apollo (and our senior management team, many of whom hold the same position with, or also provide services to, Momentive Performance) will not decide to focus its attention and resources on matters relating to Momentive Performance or Momentive HoldCo that otherwise could be directed to our business and operations. If Apollo determines to focus attention and resources on Momentive Performance or any new business lines of Momentive Performance instead of us, it could affect our ability to expand our existing business or develop new business.
Apollo may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. Additionally, even if Apollo invests in competing businesses through Momentive HoldCo, such investments may be made through Momentive Performance or a newly-formed subsidiary of Momentive HoldCo. Any such investment may increase the potential for the conflicts of interest discussed in this risk factor.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults upon Senior Securities
There were no defaults upon senior securities during the third quarter of 2010.

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

MOMENTIVE SPECIALTY CHEMICALS INC.

Date:	November 3, 2010	/s/ William H. Carter
William H. Carter
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)