Form 10-K
period 2010-12-31
MOMENTIVE SPECIALTY CHEMICALS INC.
filed 2011-02-28
CIK 13239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
FORM 10-K
 _____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission File Number 1-71
 _____________________________________________
MOMENTIVE SPECIALTY CHEMICALS INC.
(Exact name of registrant as specified in its charter)
 _____________________________________________

New Jersey	13-0511250
(State of incorporation)	(I.R.S. Employer Identification No.)

180 East Broad St., Columbus, OH 43215	614-225-4000
(Address of principal executive offices)	(Registrant’s telephone number)
 _____________________

Hexion Specialty Chemicals, Inc.
(Former name, former address and fiscal year, if changed since last report)
________________________
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
None	None
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
NONE
 _____________________________________________

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
At December 31, 2010, the aggregate market value of voting and non-voting common equity of the Registrant held by non-affiliates was zero.
Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on February 1, 2011: 82,556,847
Documents incorporated by reference. None

MOMENTIVE SPECIALTY CHEMICALS INC.

PART I
(dollars in millions)
ITEM 1 - BUSINESS
Overview
Momentive Specialty Chemicals Inc., (formerly known as Hexion Specialty Chemicals, Inc.), a New Jersey corporation with predecessors dating from 1899 (which we may refer to as “we,” “us,” “our,” “MSC” or the “Company”), is the world’s largest producer of thermosetting resins, or thermosets, and a leading producer of adhesive and structural resins and coatings. Thermosets are a critical ingredient in virtually all paints, coatings, glues and other adhesives produced for consumer or industrial uses. The type of thermoset used, and how it is formulated, applied and cured, determines its key attributes, such as durability, gloss, heat resistance, adhesion, or strength of the final product. Thermosetting resins include materials such as phenolic resins, epoxy resins, polyester resins, acrylic resins, alkyd resins and urethane resins.
Hexion Formation
The Company was formed on May 31, 2005 by combining three Apollo Management, L.P. controlled companies: Resolution Performance Products, LLC (“Resolution Performance”), Resolution Specialty Materials, Inc. (“Resolution Specialty”) and Borden Chemical, Inc. (“Borden Chemical”), including Bakelite Aktiengesellschaft (“Bakelite”). We refer to this combination as the “Hexion Formation.” Since the Hexion Formation, we have expanded our specialty chemicals businesses through several strategic acquisitions.
Momentive Combination
On October 1, 2010, our parent, Momentive Specialty Chemicals Holdings LLC (“MSC Holdings”, formerly known as Hexion LLC) and Momentive Performance Materials Holdings Inc. ("MPM Holdings"), the parent company of Momentive Performance Materials Inc. ("MPM"), became subsidiaries of a newly formed holding company, Momentive Performance Materials Holdings LLC ("Momentive Holdco"). We refer to this transaction as the "Momentive Combination".
At the time of the Momentive Combination, Hexion LLC changed its name to Momentive Specialty Chemicals Holdings LLC and Hexion Specialty Chemicals, Inc. changed its name to Momentive Specialty Chemicals Inc. As a result of the Momentive Combination, Momentive Holdco became the ultimate parent entity of MPM and MSC. Momentive Holdco is controlled by investment funds (the “Apollo Funds”) managed by affiliates of Apollo Management Holdings, L.P. (together with Apollo Global Management, LLC and its subsidiaries, “Apollo”). Apollo may also be referred to as the Company’s owner.
Our business is organized based on the products that we offer and the markets that we serve. At December 31, 2010, we had three reportable segments: Epoxy and Phenolic Resins, Formaldehyde and Forest Products Resins and Coatings.
Products and Markets
We have a broad range of thermoset resin technologies, with high quality research, applications development and technical service capabilities. We provide a broad array of thermosets and associated technologies, and have significant market positions in each of the key markets that we serve.
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
As of December 31, 2010, we have 80 active production sites around the world. Through our worldwide network of strategically located production facilities, we serve more than 7,800 customers in over 100 countries. Our position in certain additives, complementary materials and services further enables us to leverage our core thermoset technologies and provide our customers a broad range of product solutions. As a result of our focus on innovation and a high level of technical service, we have cultivated long-standing customer relationships. Our global customers include leading companies in their respective industries, such as 3M, Ashland Chemical, BASF, Bayer, DuPont, GE, Halliburton, Honeywell, Huntsman, Louisiana Pacific, Owens Corning, PPG Industries, Sumitomo, Valspar and Weyerhaeuser.

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

•
Accelerate Growth and Improve Cost Structure through Relationship with MPM. As a result of the Momentive Combination, we are working closely with MPM to benefit from shared services and our complementary technologies, product offerings and global footprint. We believe that our relationship with MPM will enable us to achieve results that otherwise would not be attainable.

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
Epoxy & Phenolic Resins Segment
2010 Net Sales: $2,530
Epoxy Specialty Resins
We are a leading producer of epoxy specialty resins, modifiers and curing agents in Europe and the United States. Epoxy resins are the fundamental component of many types of materials and are often used in the automotive, construction, aerospace and electronics industries due to their superior adhesion, strength and durability. We internally consume approximately 30% of our liquid epoxy resin (“LER”) production in specialty composite, coating and adhesive applications, giving us a competitive advantage versus our non-integrated competitors. Our position in basic epoxy resins, along with our technology and service expertise, has enabled us to offer formulated specialty products in certain markets. In composites our specialty epoxy products are used either as replacements for traditional materials such as metal, wood, and ceramics, or in applications where traditional materials do not meet demanding engineering specifications.
We are a leading producer of resins that are used in fiber reinforced composites. Composites are a fast-growing class of materials that are used in a wide variety of applications ranging from aircraft components and wind turbine blades to sports equipment. We supply epoxy resin systems to composite fabricators in the wind energy, aerospace, sporting goods and pipe markets.
Epoxy specialty resins are also used for a variety of high-end coating applications that require the superior adhesion, corrosion resistance and durability of epoxy, such as protective coatings for industrial flooring, pipe, marine and construction applications and automotive coatings. Epoxy-based surface coatings are among the most widely used industrial coatings due to their long service life and broad application functionality combined with overall economic efficiency. We also leverage our resin and additives position to supply custom resins to specialty coatings formulators.

Products	Key Applications
Adhesive applications
Civil Engineering	Building and bridge construction, concrete enhancement and corrosion protection

Adhesives	Automotive: hem flange adhesives and panel reinforcements

Construction: ceramic tiles, chemical dowels and marble

Aerospace: metal and composite laminates

Electronics: chip adhesives, solder masks
Electrical applications
Electronic Resins	Unclad sheets, paper impregnation and electrical laminates for printed circuit boards

Electrical Castings	Generators and bushings, transformers, medium and high-voltage switch gear components, post insulators, capacitors and automotive ignition coils
Principal Competitors: Dow Chemical, Nan Ya, Huntsman, Spolchemie, Leuna and Aditya Birla (Thai Epoxy)

Composites
Composite Epoxy Resins	Pipes and tanks, automotive, sports (ski, snowboard, golf), boats, construction, aerospace, wind energy and industrial applications
Principal Competitors: Dow Chemical, BASF, Aditya Birla (Thai Epoxy), Gurit, Leuna and Huntsman

Coating applications
Floor Coatings (LER, Solutions, Performance Products)	Chemically resistant, antistatic and heavy duty flooring used in hospitals, the chemical industry, electronics workshops, retail areas and warehouses

Ambient Cured Coatings (LER, Solid Epoxy Resin ("SER"), Solutions, Performance Products)	Marine (manufacturing and maintenance), shipping containers and large steel structures (such as bridges, pipes, plants and offshore equipment)

Waterborne Coatings (EPI-REZTM Epoxy Waterborne Resins)	Substitutes of solvent-borne products in both heat cured and ambient cured applications
Principal Competitors: Dow Chemical, Huntsman, Nan Ya, Air Products, Cytec Industries
Basic Epoxy Resins and Intermediates
We are one of the world's largest suppliers of basic epoxy resins, such as solid epoxy resin SER and LER. These base epoxies are used in a wide variety of industrial coatings applications. In addition, we are a major producer of bisphenol-A (“BPA”) and epichlorohydrin (“ECH”), key precursors in the downstream manufacture of basic epoxy resins and epoxy specialty resins. We internally consume the majority of our BPA, and virtually all of our ECH, giving us a competitive advantage versus non-integrated competitors.

Products	Key Applications
Electrocoat (LER, SER, BPA)	Automotive, general industry and white goods (such as appliances)

Powder Coatings (SER, Performance Products)	White goods, pipes for oil and gas transportation, general industry (such as heating radiators) and automotive (interior parts and small components)

Heat Cured Coatings (LER, SER)	Metal packaging and coil-coated steel for construction and general industry
Principal Competitors: Dow Chemical, Huntsman, Nan Ya and the Formosa Plastics Group, Leuna and Kukdo

Versatic Acids and Derivatives
We are the world's largest producer of versatic acids and derivatives. Versatic acids and derivatives are specialty monomers that provide significant performance advantages for finished coatings, including superior adhesion, hydrolytic stability, water resistance and appearance and ease of application. Our products include basic versatic acids and derivatives sold under the Versatic™, VEOVA® and CARDURA® names. Applications for these specialty monomers include decorative, automotive and protective coatings as well as other uses, such as pharmaceuticals and personal care products. We manufacture versatic acids and derivatives using our integrated manufacturing sites and our internally produced ECH.

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
Principal Competitors: ExxonMobil, Tianjin Shield and Hebei Huaxu
 Phenolic Specialty Resins and Molding Compounds
We are one of the leading producers of phenolic specialty resins, which are used in applications that require extreme heat resistance and strength, such as after-market automotive and OEM truck brake pads, filtration, aircraft components, foundry resins and electrical laminates. These products are sold under globally recognized brand names such as BORDEN, BAKELITE, DURITE and CELLOBOND. Our phenolic specialty resins are also known for their binding qualities and used widely in the production of mineral wool and glass wool used for commercial and domestic insulation applications.

Products	Key Applications
Phenolic Specialty Resins
Composites and Electronic Resins	Aircraft components, ballistic applications, industrial grating, pipe, jet engine components, electrical laminates, computer chip encasement and photolithography

Automotive Phenol Formaldehyde Resins	Acoustical insulation, engine filters, brakes, friction materials, interior components, molded electrical parts and assemblies, foundry binders

Construction Phenol Formaldehyde Resins, Urea Formaldehyde Resins and Ketone Formaldehyde
Fiberglass insulation, floral foam, insulating foam, lamp cement for light bulbs, molded appliance and electrical parts, molding compounds, sandpaper, fiberglass mat, electrical laminates and coatings,

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
Through our unconsolidated HA-International, Inc. joint venture, we are also the leading producer by volume of foundry resins in North America. Our foundry resin systems are used by major automotive and industrial companies for precision engine block casting, transmissions and brake and drive train components. In addition to encapsulates substrates, in the foundry industry, we also provide phenolic resin systems and ancillary products used to produce finished metal castings.

Products	Key Applications
Oil & Gas Stimulation Services Applications
Resin Encapsulated Proppants	Oil and gas fracturing

Foundry Applications
Refractory Coatings	Thermal resistant coatings for ferrous and nonferrous applications
Resin Coated Sands and Binders	Sand cores and molds
Principal Competitors: Ashland, Carbo Cermaics, Santrol and Atlas Resins

Formaldehyde and Forest Product Resins Segment
2010 Net Sales: $1,607
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
We have recently expanded our formaldehyde and forest products resins businesses in select regions where we believe there are prospects for growth. We completed the construction of a new manufacturing facility in Montenegro, Brazil, which began operations in 2010, and will serve the southern Brazil formaldehyde and forest products markets. In addition, our forest products joint venture in Russia, which began operations in 2010, is ramping up production to capitalize on growth opportunities in both Russia and Eastern Europe.

Products	Key Applications
Forest Products Resins
Engineered Wood Resins	Softwood and hardwood plywood, OSB, LVL, strand lumber and wood fiber resins (such as particleboard), MDF and finished veneer lumber, decorative laminates

Specialty Wood Adhesives	Laminated beams, structural and nonstructural fingerjoints, wood composite I-beams, cabinets, doors, windows, furniture, molding and millwork and paper laminations

Wax Emulsions	Moisture resistance for panel boards and other specialty applications
Principal Competitors: Dynea International, Arclin, Georgia-Pacific (a subsidiary of Koch Industries) and Tembec

Products	Key Applications
Formaldehyde Applications
Formaldehyde	Herbicides and fungicides, scavengers for oil and gas production, fabric softeners, Urea Formaldehyde, Melamine Formaldehyde, Phenol Formaldehyde, MDI, hexamine and other catalysts
Principal Competitors: Dynea International, Arclin and Georgia-Pacific (a subsidiary of Koch Industries)

Coatings Segment
2010 Net Sales: $681
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
We manufacture unsaturated polyester resins (“UPR”) and vinyl ester resins , which are generally combined with fiberglass to produce cost-effective finished structural parts for composites applications ranging from boat hulls and recreational vehicles to bathroom fixtures.

Products	Key Applications
Reinforced UPR and Vinyl Ester Resins	Marine, transportation, construction, consumer products, recreational vehicles, spas, bath and shower surrounds

Non-reinforced UPR and Vinyl Ester Resins	Cultured marble, construction, gel coat and surface coating and automotive putty
Principal Competitors: Ashland, AOC, Reichold, Interplastic,CCP
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
Principal Competitors: Reichhold, CCP, Nuplex and EPS (owned by Valspar)

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

Industrial Markets: Transportation, packaging, aerosols, automotive OEM, appliance, industrial maintenance, marine and road marking
Principal Competitors: BASF, DSM, Dow Chemical, UES and Polymer Latex
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
Principal Competitors: Celanese, Wacker, Vinavil, Elotex, Dairen, Dow Chemical and UES
For additional information about our segments, see Note 17 in Item 8 of Part II of this Annual Report on Form 10-K.
Discontinued Operations

On January 31, 2011, we sold our Inks and Adhesive Resins (“IAR”) business to Harima Chemicals Inc for a purchase price of approximately $120. The IAR business is engaged in the production of naturally derived resins and related products primarily used for the manufacture of printing inks, adhesives, synthetic rubber, specialty coatings and aroma chemicals.

The IAR business generated 2010 net sales of approximately $356 and includes 11 manufacturing facilities in Europe, the United States and the Asia-Pacific region. The IAR business was previously reported within our Coatings and Inks segment and is reported as a discontinued operation for the year ended December 31, 2010 and all prior periods presented.
Marketing, Customers and Seasonality
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
In 2010, our largest customer accounted for less than 3% of our sales and our top ten customers accounted for approximately 17% of our sales. However, neither our overall business nor any of our reporting segments depends on any single customer, or a particular group of customers, the loss of which would have a material adverse effect on either the reporting segment or the Company as a whole. Our primary customers are manufacturers, and the demand for our products is seasonal in certain of our businesses, with the highest demand in the summer months and lowest in winter months. Therefore, the dollar amount of our backlog orders is not significant as of December 31, 2010. Demand for our products can also be cyclical as general economic health, industrial and commercial production levels are key drivers for our business.
International Operations
Our international operations accounted for 57%, 58% and 57% of our sales in 2010, 2009 and 2008, respectively. While our international operations may be subject to a number of additional risks such as exposure to foreign currency exchange risk, we do not believe that our foreign operations, on the whole, carry significantly greater risk than our operations in the United States. We plan to grow our business in the Asian-Pacific, Eastern European and Latin American markets, where the use of our products is increasing. In 2010, we began operations of our formaldehyde and forest products resins plant in Brazil and a forest products resins manufacturing plant in Russia that is owned 50% through a joint venture. In addition we are constructing a new plant in Korea to manufacture versatic acids. Information about sales by geographic region for the past three years and long-lived assets by geographic region for the past two years can be found in Note 17 in Item 8 of Part II of this Annual Report on Form 10-K. More information about our programs to manage exchange risk and interest rate risk can be found in Item 7A of Part II of this Annual Report on Form 10-K.
Raw Materials
Raw material costs account for approximately 70% of our cost of sales. In 2010, we purchased approximately $2.9 billion of raw materials. The three largest raw materials that we use are phenol, methanol and urea, which represented 44% of our total raw material expenditures. The majority of raw materials that we use to manufacture our products are available from more than one source and are readily available in the open market. We have long-term purchase agreements for certain raw materials that ensure the availability of adequate supply. These agreements generally have periodic price adjustment mechanisms and do not have minimum annual purchase requirements. Smaller quantity materials that are single sourced generally have long-term supply contracts to maximize supply reliability. Prices for our main feedstocks are generally driven by underlying petrochemical benchmark prices and energy costs, which are subject to price fluctuations. Although we seek to offset increases in raw material prices with increases in our product prices, we may not always be able to do so, and there are periods when price increases lag behind raw material price increases.
 Research and Development
Our research and development activities are geared to developing and enhancing products, processes and application technologies so that we can maintain our position as the world’s largest producer of thermosetting resins. We focus on:

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
We have over 460 scientists and technicians worldwide. Our research and development facilities include a broad range of synthesis, testing and formulating equipment and small-scale versions of customer manufacturing processes for applications development and demonstration.

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
 In 2010, 2009 and 2008, our research and development and technical services expense was $58, $57 and $68, respectively. We take a customer-driven approach to discover new applications and processes and provide customer service through our technical staff. Through regular direct contact with our key customers, our research and development associates can become aware of evolving customer needs in advance and can anticipate their requirements to more effectively plan customer programs. We also focus on continuous improvement of plant yields and production capacity and reduction of fixed costs.
Intellectual Property
We own, license or have rights to over 1,600 patents, over 1,800 trademarks, and various patent and trademark applications and technology licenses around the world, which we hold for use or currently use in our operations. A majority of our patents relate to developing new products and processes for manufacturing and will expire between 2011 and 2027. We renew our trademarks on a regular basis. While we view our patents and trademarks to be valuable, because of the broad scope of our products and services, we do not believe that the loss or expiration of any single patent or trademark would have a material adverse effect on our results of operations, financial position or the continuation of our business.
Industry Regulatory Matters
Domestic and international laws regulate the production and marketing of chemical substances. Almost every country has its own legal procedure for registration and import. Of these, the laws and regulations in the European Union, the United States (Toxic Substances Control Act) and China are the most significant to our business. Chemicals that are missing from one or more of these or any other country chemical inventory lists can usually be registered and imported but may first require additional testing or submission of additional administrative information.

The European Commission enacted a regulatory system in 2006, known as Registration, Evaluation, Authorization and Restriction of Chemical substances, or REACH, which requires manufacturers, importers and consumers of certain chemicals to register these chemicals and evaluate their potential impact on human health and the environment. As REACH matures, significant market restrictions could be imposed on the current and future uses of chemical products that we use as raw materials or that we sell as finished products in the European Union. Other countries may enact similar regulations.
Environmental Regulations
Our policy is to operate our plants in a manner that protects the environment and health and safety of our employees, customers and communities. Health, safety and environmental considerations are a priority in our planning for all existing and new products and processes. We have implemented company-wide environmental, health and safety policies managed by our Environmental, Health and Safety (“EH&S”) department and overseen by the EH&S Committee of the Momentive Holdco Board of Directors. Our EH&S department has the responsibility to ensure that our operations worldwide maintain environmental compliance in accordance with applicable laws and regulations and place health and safety as a priority. This responsibility is executed via training, widespread communication of EH&S policies, formulation of relevant policies and standards, EH&S audits and incidence response planning and implementation. Our EH&S policies include systems and procedures that govern environmental emissions, waste generation, process safety management, handling, storage and disposal of hazardous substances, worker health and safety requirements, emergency planning and response and product stewardship.

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

We expect to incur future costs for capital improvements and general compliance under environmental laws, including costs to acquire, maintain and repair pollution control equipment. In 2010, we incurred related capital expenditures of $22. We estimate that capital expenditures in 2011 for environmental controls at our facilities will be between $20 and $25. This estimate is based on current regulations and other requirements, but it is possible that a material amount of capital expenditures, in addition to those we currently anticipate, could be necessary if these regulations or other requirements change.
Employees
At December 31, 2010, we had approximately 6,000 employees. Approximately 40% of our employees are members of a labor union or are represented by workers’ councils that have collective bargaining agreements, including most of our European employees. We believe that relations with our union and non-union employees are good.
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
Where You Can Find More Information
The public may read and copy any materials that we file with the Securities and Exchange Commission (“SEC”) at the SEC’s Public Reference Room at 100 F Street, NW, Washington, DC 20549. The public may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports are available free of charge to the public through our internet website at www.momentive.com under “Investor Relations - SEC Filings” or on the SEC’s website at www.sec.gov.

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
If the global economic conditions weaken again, it will continue to negatively impact our business operations, results of operations and financial condition.
Global economic and financial market conditions, including severe disruptions in the credit markets and the potential for a significant and prolonged global economic downturn, have impacted our business operations since 2008. If the global economic environment begins to weaken again or remains slow for an extended period of time, we could experience further reduced demand for our products which would have a negative impact on our future results of operations. For example, sales to the construction industry are driven by trends in commercial and residential construction, housing starts and trends in residential repair and remodeling. Consumer confidence, mortgage rates, credit standards and availability and income levels play a significant role in driving demand in the residential construction, repair and remodeling sector. In the current market turmoil, many lenders and institutional investors have significantly reduced funding to borrowers. The lack of available or increased cost of credit, along with decreased demand due to a variety of factors, has led to decreased construction which has resulted in a reduction in demand for our products. A prolonged or further drop in consumer confidence, continued restrictions in the credit market or an increase in mortgage rates, credit standards or sustained high unemployment could delay the recovery of commercial and residential construction levels and have a material adverse effect on our business, financial condition, results of operations or cash flows. Further, our products are used in numerous applications in the automotive industry.

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
We are a highly leveraged company. As of December 31, 2010, we have $3,672 of outstanding indebtedness.
In 2011, based on the amount of indebtedness outstanding at December 31, 2010, our cash debt service is expected to be approximately $320 (including $82 of short term debt maturities) based on interest rates at January 27, 2011 of which $221 represents debt service on fixed-rate obligations (including variable rate debt subject to interest rate swap agreements). Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt depends on a range of economic, competitive and business factors, many of which are outside our control, and we may not generate sufficient cash flow from operations to meet our debt service and other obligations. If we are unable to meet our expenses and debt service obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets or raise equity capital. We may not be able to refinance any of our indebtedness, sell assets or raise equity capital on commercially reasonable terms, or at all, which could cause us to default on our obligations and impair our liquidity. Any inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms would have a material adverse impact on our business, financial condition and results of operations.
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
In addition to our debt service needs, our parent company, MSC Holdings, will likely need to rely upon distributions from us to service its outstanding term loans, $208 aggregate principal amount of which are outstanding as of December 31, 2010, including for the payment of interest, to the extent that our parent elects to pay interest in cash, and for the payment of principal at maturity in December 2014. We may not generate sufficient cash flow from operations to pay dividends or distributions to our parent in amounts sufficient to allow it to pay principal or cash interest on its debt. In addition, our ability to make distributions to our parent is subject to restrictions in our various debt instruments. If MSC Holdings is unable to meet its debt service obligations, it could attempt to restructure or refinance its indebtedness or seek additional equity capital. We cannot assure you that our parent will be able to accomplish these actions on satisfactory terms, if at all. A default under the MSC Holdings term loans could result in a change of control under our other debt instruments and lead to an acceleration of all outstanding loans under our senior secured credit facilities and our other indebtedness.
Our interest expense could increase if interest rates increase because approximately 29% of our outstanding borrowings at December 31, 2010, including the impact of outstanding interest rate swap agreements, are at variable interest rates. While we have interest rate swaps in place to hedge a portion of the risk, an increase of 1% in the interest rate payable on our variable rate indebtedness would increase our 2011 estimated debt service requirements by approximately $14.
Repayment of our debt, including required principal and interest payments on our indebtedness, is dependent on cash flow generated by our foreign subsidiaries, which may be subject to limitations beyond our control.
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

•	it would cause a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing, as needed;

•	it may cause a substantial portion of our cash flow from operations to be dedicated to the repayment of our indebtedness and not be available for other purposes;

•	it may limit our ability to fully achieve cost savings from the Momentive Combination; and

•	it may restrict us from making strategic acquisitions, introducing new technologies or exploiting business opportunities.
 We may fail to achieve all expected cost savings, which could impact our business operations, results of operations and financial conditions.
A significant element of our business strategy is to improve our operating efficiencies and reduce our operating costs. As of December 31, 2010, we are currently targeting $24 in productivity savings. We anticipate the actions to achieve these savings will be completed over the next 6 months. The Company expects to incur $3 in one-time costs to achieve these savings, including restructuring costs and expected capital expenditures related to productivity programs. A variety of factors could cause us not to achieve the remaining $24 in productivity savings, including not being able to fund the $3 in one-time costs. As a result, our future results of operations and profitability would be negatively impacted. In addition, while we have been successful in reducing costs and generating savings, factors may arise that may not allow us to sustain our current cost structure in the future. As market and economic conditions change, we may also make changes to our operating cost structure.
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
In addition, our senior secured credit facilities require us to meet a senior secured bank leverage test. As a result of these covenants and this ratio, we are limited in how we may conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. A downturn in our business and our results of operations and profitability could cause us to fail to comply with the covenants in our senior secured credit facilities. In addition, our senior secured credit facilities contain cross-acceleration and cross default provisions. Accordingly, certain foreign borrowing defaults under our debt agreements could result in our outstanding debt becoming immediately due and payable.

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
Our senior credit facility permits a default in our senior secured leverage ratio covenant to be cured by cash contributions to the Company’s capital from the proceeds of equity purchases or cash contributions to the capital of MSC Holdings. The cure amount cannot exceed the amount required for purposes of complying with the covenant related to that particular quarter. In addition, in each four quarter period, there must be one quarter in which the cure right is not exercised.
 Despite our substantial indebtedness we may still be able to incur significantly more debt. This could intensify the risks described above.
The terms of the instruments governing our indebtedness contain restrictions on our ability to incur additional indebtedness. These restrictions are subject to a number of important qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could be substantial. Accordingly, we could incur significant additional indebtedness in the future, much of which could constitute First-Priority Obligations and all of which could constitute pari passu or junior-priority secured obligations. As of December 31, 2010, we would have had $260 of unutilized capacity under our senior secured revolving credit facility, including the subfacility for letters of credit, and our liquidity facility provided by affiliates of Apollo, and the covenants under our debt agreements would allow us to borrow a significant amount of additional indebtedness. The more we become leveraged, the more we, and in turn our security holders, become exposed to the risks described above under “Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry” and “We may not be able to generate sufficient cash flows from operations to meet our debt service payments. In addition, our interest expense could increase if interest rates increase.”
A downgrade in our debt ratings could result in increased interest and other financial expenses related to future borrowings, and has limited and could further restrict our access to additional capital or trade credit.
Standard and Poor’s Ratings Services and Moody’s Investors Service maintain credit ratings for us. Each of these ratings is currently below investment grade. Any decision by these or other ratings agencies to downgrade such ratings or put us on negative watch in the future could result in increased interest and other financial expenses relating to our future borrowings, and could restrict our ability to obtain financing on satisfactory terms. In addition, any further downgrade could restrict our access to, and negatively impact the terms of, trade credit extended by our suppliers of raw materials.
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
Raw material costs make up approximately 70% of our cost of sales. During the past three years, the prices of our raw materials have been volatile. For example, the average prices of phenol, methanol and urea increased by approximately 26%, 47% and 16%, respectively, in 2010 compared to 2009, and decreased by approximately 20%, 53% and 46%, respectively, in 2009 compared to 2008.
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
Our largest supplier provides 9% of our raw materials purchases, and we could incur significant time and expense if we had to replace this supplier. In addition, several of our feedstocks at various facilities are transported through a pipeline from one supplier. If we were unable to receive these feedstocks through these pipeline arrangements, we may not be able to obtain them from other suppliers at competitive prices or in a timely manner.
Environmental obligations and liabilities could have a substantial negative impact on our financial condition, cash flows and profitability. In addition, our production facilities are subject to significant operating hazards which could cause personal injury and loss of life, severe damage to, or destruction of, property and equipment, and environmental contamination.
Our operations involve the use, handling, processing, storage, transportation and disposal of hazardous materials and are subject to extensive environmental laws and regulations at the national, state, local and international level. These environmental laws and regulations include some that govern the discharge of pollutants into the air and water, the management and disposal of hazardous materials and wastes, the cleanup of contaminated sites, and occupational health and safety. We have incurred, and will continue to incur, significant costs and capital expenditures to comply with these laws and regulations. In 2010, we incurred related capital expenditures of $22 to comply with environmental laws and regulations, and other environmental improvements. Violations of environmental laws or permits may result in restrictions being imposed on our operating activities or in our being subjected to substantial fines, penalties, criminal proceedings, third party property damage or personal injury claims or other costs. In addition, future developments or increasingly stringent regulations could require us to make additional unforeseen environmental expenditures.
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
We produce hazardous chemicals that require care in handling and use that are subject to regulation by many U.S. and non-U.S. national, supra-national, state and local governmental authorities. In some circumstances, these authorities must approve our products and manufacturing processes and facilities before we may sell some of these chemicals. To obtain regulatory approval of certain new products, we must, among other things, demonstrate to the relevant authority that the product is safe for its intended uses and that we are capable of manufacturing the product in compliance with current regulations. The process of seeking approvals can be costly, time consuming and subject to unanticipated and significant delays. Approvals may not be granted to us on a timely basis, or at all. Any delay in obtaining, or any failure to obtain or maintain, these approvals would adversely affect our ability to introduce new products and to generate revenue from those products. New laws and regulations may be introduced in the future that could result in additional compliance costs, bans on product sales or use, seizures, confiscation, recall or monetary fines, any of which could prevent or inhibit the development, distribution or sale of our products and could increase our customers' efforts to find less hazardous substitutes for our products. We are subject to ongoing reviews of our products and manufacturing processes.
Formaldehyde is extensively regulated, and various public health agencies continue to evaluate it. In 2004, the International Agency for Research on Cancer (“IARC”) reclassified formaldehyde as “carcinogenic to humans,” a higher classification than previous IARC evaluations. In 2009, the IARC determined that there is sufficient evidence in human beings of a causal association of formaldehyde with leukemia. Soon thereafter, in a separate and unrelated U.S. government review process, an Expert Panel of the National Toxicology Program (“NTP”) recommended that formaldehyde should be listed as “known to be a human carcinogen” in a pending 12thReport on Carcinogens (“RoC”) based on their finding of sufficient evidence in human epidemiology studies. The 12th RoC has not been issued yet as of December 31, 2010. The Environmental Protection Agency (“EPA”) continues to investigate the potential risks associated with formaldehyde emissions from composite wood products. The EPA, under its Integrated Risk Information System (“IRIS”), has also recently released for public comment an external draft of its toxicological review of formaldehyde finding that formaldehyde fulfills the criteria to be described as “carcinogenic to humans” by the inhalation route of exposure. The National Academy of Sciences (“NAS”) has been charged by the EPA to serve as the external peer review body for the draft assessment. We expect the NAS to apply a rigorous scientific “weight-of-evidence” review process to the EPA's draft risk assessment to ensure that any determinations ultimately made by the EPA are fact-based and reflect the best available science. A NAS report to the EPA is due in the first quarter of 2011. It is possible that as a result of further governmental reviews, substantial additional costs to meet any new regulatory requirements may result and could reduce demand for these chemicals and products that contain them which could have a material adverse effect on our operations and profitability. The aforementioned subject matter could become the basis of product liability litigation.
Plaintiffs' attorneys are also focusing on alleged harm caused by other products we have made or used, including silica-containing resin coated sands and discontinued products, some of which may have contained some asbestos fines. While we cannot predict the outcome of pending suits and claims, we believe that we maintain adequate reserves, in accordance with our policy, to address currently pending litigation and are adequately insured to cover currently pending and foreseeable future claims. However, an unfavorable outcome in these litigation matters may cause our profitability, business, financial condition and reputation to decline.
BPA, which is used as an intermediate at our Deer Park, Texas and Pernis, Netherlands manufacturing facilities, and is also sold directly to third parties, is currently under evaluation as an “endocrine disrupter.” Endocrine disrupters are chemicals that have been alleged to interact with the endocrine systems of human beings and wildlife and disrupt their normal processes. BPA continues to be subject to scientific, regulatory and legislative review and negative publicity. We do not believe it is possible to predict the outcome of regulatory and legislative initiatives. In the event that BPA is further regulated or banned for use in certain products, substantial additional operating costs would be likely in order to meet more stringent regulation of this chemical and could reduce demand for the chemical and have a material adverse effect on our operations and profitability.
We manufacture resin-encapsulated sand. Because sand consists primarily of crystalline silica, potential exposure to silica particulate exists. Overexposure to crystalline silica is a recognized health hazard. The Occupational Safety and Health Administration (“OSHA”), continues to maintain on its regulatory calendar the possibility of promulgating a comprehensive occupational health standard for crystalline silica within the next few years. We may incur substantial additional costs to comply with any new OSHA regulations.
In addition, we sell resin-encapsulated sand to natural gas drilling operators for use in extracting natural gas from wells that were drilled by a method called hydraulic or horizontal fracturing. “Fracking,” as it is also called, has been under public and legislative scrutiny recently for possibly contaminating groundwater and drinking water. Currently, studies are underway by the EPA with oversight provided by a congressional committee and legislation is being considered in Congress, as well as in some states, to regulate fracking. New laws and regulations could affect the number of wells drilled by operators, decrease demand for our resin-coated sands, and cause a decline in our operations and financial performance. Such a decline in demand could also increase competition and decrease pricing of our products which could also have a negative impact on our profitability and financial performance.

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
We may be required to expend greater time and expense than other companies in dealing with our employees, some of whom are unionized, represented by works councils or subject to local laws that are less favorable to employers than the laws of the United States.
As of December 31, 2010, approximately 40% of our employees were unionized or represented by works councils that have collective bargaining agreements. In addition, some of our employees reside in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the United States. These employment rights may require us to expend more time and money altering or amending employees' terms of employment or making staff reductions. For example, most of our employees in Europe are represented by works councils, which generally must approve changes in conditions of employment, including restructuring initiatives and changes in salaries and benefits. While we believe that we maintain good relationships with our employees and their representatives, a significant dispute could divert management's attention and otherwise hinder our ability to conduct our business or to achieve planned cost savings.
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
As a global business, our results of operations may be adversely affected by international business risks.
We conduct our business and incur costs in the local currency of most of the countries in which we operate. In 2010, our sales outside the United States represented approximately 57% of our total sales. Our results of operations are reported in the relevant local currency and then translated to U.S. dollars at the applicable currency exchange rate for our financial statements. Changes in exchange rates between those foreign currencies and the U.S. dollar will affect our sales and earnings and may result in exchange translation losses. During times of a strengthening U.S. dollar, our reported international sales and earnings may be reduced because the local currency may translate into fewer U.S. dollars. In addition to foreign currency translation risks, we have currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or sale transaction using a different currency from the currency in which it receives revenues. Any hedging transactions we enter into to mitigate the impact of specific exchange rate fluctuations may not be effective or could result in foreign exchange hedging losses. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted. Given the volatility of exchange rates, we may not be able to effectively manage our foreign currency transaction and/or translation risks, and any volatility in currency exchange rates may have an adverse effect on our financial condition, cash flows and profitability.
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

Our future success will depend, in part, on our ability to protect our intellectual property rights. Our inability to protect and enforce these intellectual property rights could adversely affect our competitive position, performance and growth.
Protection of our proprietary processes, methods and compounds and other technology is important to our business. Our inability to protect our existing intellectual property rights may result in the loss of valuable technologies or having to pay other companies for infringing on their intellectual property rights. We rely on patent, trade secret, trademark and copyright law as well as judicial enforcement to protect these technologies. The majority of our patents relate to developing new products and processes for manufacturing, and they expire at various times between 2011 and 2027. Some of our technologies are not covered by any patent or patent application. In addition, our patents could be challenged, invalidated, circumvented or rendered unenforceable. Furthermore, pending patent applications may not result in an issued patent, or if patents are issued to us, these patents may not provide meaningful protection against competitors or against competitive technologies.
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
In addition, effective patent, trademark, copyright and trade secret protection may be unavailable or limited in some foreign countries. In some countries we do not apply for patent, trademark or copyright protection. We also rely on unpatented proprietary manufacturing expertise, continuing technological innovation and other trade secrets to develop and maintain our competitive position. While we generally enter into confidentiality agreements with our employees and third parties to protect our intellectual property, these confidentiality agreements are limited in duration and could be breached, and may not provide meaningful protection of our trade secrets or proprietary manufacturing expertise. Adequate remedies may not be available if there is an unauthorized use or disclosure of our trade secrets and manufacturing expertise. In addition, others may obtain knowledge about our trade secrets through independent development or by legal means. The failure to protect our processes, apparatuses, technology, trade secrets and proprietary manufacturing expertise, methods and compounds could have an adverse effect on our business by jeopardizing critical intellectual property.
Our global pension expenses and funding requirements are affected by factors outside our control, including the performance of plan assets, interest rates, actuarial data and experience and changes in laws and regulations.
Our future funding obligations for our employee benefit plans depend upon the levels of benefits provided for by the plans, the future performance of assets set aside for these plans, the rates of interest used to determine funding levels, actuarial data and experience and any changes in government laws and regulations. In addition, our employee benefit plans hold a significant amount of equity securities. If the market values of these securities decline, our pension expense and funding requirements would increase and, as a result, could have a material adverse affect on our business.
Our funded and unfunded employee benefit plans are under-funded on a U.S. Generally Accepted Accounting Principles (“GAAP”) basis by $178. Any decrease in interest rates and asset returns, if and to the extent not offset by contributions, could increase our obligations under such plans. We are legally required to make contributions to the pension plans in the future, and those contributions could be material. The need to make these cash contributions will reduce the amount of cash that would be available to meet other obligations or the needs of our business.
Our and MPM's majority shareholder's interests may conflict with or differ from our interests.
Apollo controls our ultimate parent company, Momentive Holdco, which indirectly owns 100% of our common equity. In addition, representatives of Apollo comprise a majority of our directors. As a result, Apollo can control our ability to enter into significant corporate transactions such as mergers, tender offers and the sale of all or substantially all of our assets. The interests of Apollo and its affiliates could conflict with or differ from our interests. For example, the concentration of ownership held by Apollo could delay, defer or prevent a change of control of our company or impede a merger, takeover or other business combination which may otherwise be favorable for us.
Our ultimate parent company, Momentive Holdco, is also the ultimate parent company of our affiliate, MPM. Therefore, in addition to controlling our activities through its control of Momentive Holdco, Apollo can also control the activities of MPM through this same ownership and control structure. There can be no assurance that Apollo (and our senior management team, many of whom hold the same position with, or also provide services to, MPM) will not decide to focus its attention and resources on matters relating to MPM or Momentive Holdco that otherwise could be directed to our business and operations. If Apollo determines to focus attention and resources on MPM or any new business lines of MPM instead of us, it could adversely affect our ability to expand our existing business or develop new business.
Additionally, Apollo is in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete, directly or indirectly with us. Apollo may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. Additionally, even if Apollo invests in competing businesses through Momentive Holdco, such investments may be made through MPM or a newly-formed subsidiary of Momentive Holdco. Any such investment may increase the potential for the conflicts of interest discussed in this risk factor.
So long as Apollo continues to indirectly own a significant amount of the equity of Momentive Holdco, even if such amount is less than 50%, they will continue to be able to substantially influence or effectively control our ability to enter into any corporate transactions.

Because our equity securities are not and will not be registered under the securities laws of the United States or in any other jurisdiction and are not listed on any U.S. securities exchange, we are not subject to certain of the corporate governance requirements of U.S. securities authorities or to any corporate governance requirements of any U.S. securities exchanges.
We may not realize all of the intended benefits of our shared services agreement with MPM.
Although the Company expects to achieve approximately $50 of savings in connection with the shared services agreement with MPM entered into in connection with the Momentive Combination, we may not realize all of the intended benefits. We cannot assure you that the shared services agreement with MPM will be viewed positively by vendors, customers or financing sources. Our ability to realize the intended benefits of the shared services agreement will depend, in part, on our ability to integrate shared services with our business. However, the coordination of shared services is a complex, costly and time consuming process, and there can be no assurance that we will be able to coordinate such services successfully. In the short-term, our ability to realize the intended savings also may be limited by existing contracts to which we are a party, the need for consents with respect to agreements with third parties and other logistical difficulties associated with integration. The shared services agreement expires October 2015 (subject to one-year renewals every year thereafter, absent contrary notice from either party). Moreover, the shared services agreement is also subject to termination by either us or MPM, without cause, on not less than thirty days prior written notice, with a one-year transition assistance period. If the shared services agreement is terminated, it could have a negative effect on our business operations, results of operations and financial condition, as we would need to replace the services that were being provided by MPM, and would lose the benefits we were generating under the agreement at the time.
The diversion of our key personnel's attention to other businesses could adversely affect our business and results of operations.
Certain members of our senior management team, including Mr. Morrison, our CEO and Mr. Carter, our CFO, and certain of our other employees, who provide substantial services to our businesses, also act in such capacities and provide services with respect to our sister company, MPM. Certain individuals employed by MPM also provide services to our business. The services of such individuals are provided by us to MPM, or by MPM to us, pursuant to a shared services agreement that we recently entered into with MPM. Any or all of these individuals may be required to focus their time and energies on matters relating to MPM that otherwise could be directed to our business and operations. If the attention of our senior management team, and/or such other individuals providing substantial services to our business, is significantly diverted from their responsibilities to us, it could affect our ability to service our existing business and develop new business, which could have a material adverse effect on our business and results of operations. Mr. Morrison and Mr. Carter and certain other key personnel became members of the management team of MPM in early October 2010. We cannot assure you that the transition by members of our management team to their additional roles on the management team of MPM, the transition of other employees to their additional roles with MPM or us, or the implementation of the shared services arrangement with MPM, will not be disruptive to our business.
ITEM 1B - UNRESOLVED STAFF COMMENTS
None.
ITEM 2 - PROPERTIES
Our headquarters are in Columbus, Ohio and we have European executive offices in Seattleweg, Netherlands. Our major manufacturing facilities are primarily located in North America and Europe. As of December 31, 2010, we operated 34 domestic production and manufacturing facilities in 19 states and 46 foreign production and manufacturing facilities primarily in Australia, Brazil, Canada, China, Colombia, the Czech Republic, Finland, France, Germany, Italy, Korea, Malaysia, Netherlands, New Zealand, Spain, Thailand, the United Kingdom and Uruguay.
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

We believe our production and manufacturing facilities are well maintained and effectively utilized and are adequate to operate our business. Following are our more significant production and manufacturing facilities and executive offices:

Location	Nature of Ownership	Reporting Segment
Argo, IL*	Owned	Epoxy and Phenolic Resins
Barry, UK*	Owned	Epoxy and Phenolic Resins
Brady, TX	Owned	Epoxy and Phenolic Resins
Deer Park, TX*	Owned	Epoxy and Phenolic Resins
Duisburg-Meiderich, Germany	Owned	Epoxy and Phenolic Resins
Iserlohn-Letmathe, Germany	Owned	Epoxy and Phenolic Resins
Lakeland, FL	Owned	Epoxy and Phenolic Resins
Louisville, KY	Owned	Epoxy and Phenolic Resins
Moerdijk, Netherlands*	Owned	Epoxy and Phenolic Resins
Norco, LA*	Owned	Epoxy and Phenolic Resins
Pernis, Netherlands*	Owned	Epoxy and Phenolic Resins
Wesseling, Germany	Leased	Epoxy and Phenolic Resins
Onsan, South Korea	Owned	Epoxy and Phenolic Resins
Brimbank, Australia	Owned	Formaldehyde and Forest Products
Curitiba, Brazil	Owned	Formaldehyde and Forest Products
Edmonton, AB, Canada	Owned	Formaldehyde and Forest Products
Fayetteville, NC	Owned	Formaldehyde and Forest Products
Geismar, LA	Owned	Formaldehyde and Forest Products
Gonzales, LA	Owned	Formaldehyde and Forest Products
Hope, AR	Owned	Formaldehyde and Forest Products
Kitee, Finland	Owned	Formaldehyde and Forest Products
Leuna, Germany	Owned	Formaldehyde and Forest Products
Montenegro, Brazil	Owned	Formaldehyde and Forest Products
Springfield, OR	Owned	Formaldehyde and Forest Products
St. Romuald, QC, Canada	Owned	Formaldehyde and Forest Products
Carpentersville, IL	Owned	Coatings
Forest Park, GA	Owned	Coatings
Ribecourt, France	Owned	Coatings
Sokolov, Czech Republic	Owned	Coatings
Columbus, OH†	Leased	Corporate and Other
Seattleweg, Netherlands†	Leased	Corporate and Other
Shanghai, China†	Leased	Corporate and Other
__________________________________
*    We own all of the assets at this location. The land is leased.
†    Executive offices.

ITEM 3 - LEGAL PROCEEDINGS
Legal Proceedings
We are involved in various product liability, commercial and employment litigation, personal injury, property damage and other legal proceedings in the ordinary course of business, including actions that allege harm caused by products the Company has allegedly made or used, containing silica, vinyl chloride monomer and asbestos. The following claims represent material proceedings outstanding that are not in the ordinary course of business.
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
Environmental Damages to the Port of Paranagua, Brazil
On August 10, 2005, Governo Do Paraná and the Environmental Institution of Paraná IAP, an environmental agency of the Brazilian government, provided Hexion Quimica Industria, our Brazilian subsidiary, with notice of a potential fine of up to $11 million in connection with alleged environmental damages to the Port of Paranagua caused in November 2004 by an oil spill from a shipping vessel carrying methanol purchased by the Company. The investigations have been concluded with no findings against the Company that the methanol damaged the environment. In October 2009, the Court granted our request for an injunction precluding the imposition of any fines or penalties by the Paraná IAP. The Court lifted its injunction on November 2010; however, we subsequently appealed in order to preclude the IAP from levying any fines or penalties. At December 31, 2010, the amount of the assessment, including tax, penalties, monetary correction and interest, is 22 Brazilian reais, or approximately $13.
EPA Hazardous Waste Notice of Violation
The US Environmental Protection Agency (USEPA) has issued a notice of violation alleging that we potentially failed to comply with certain state requirements for storage of hazardous waste at one of our U.S. manufacturing facilities. We have corrected the alleged violations set forth in the notice of violation and are discussing with the USEPA payment of an administrative penalty to resolve the matter.
Other Litigation
For a discussion of certain other legal contingencies, refer to the Commitments and Contingencies Note 12 in Item 8 of Part II of this Annual Report on Form 10-K.
ITEM 4 - RESERVED

PART II
(dollars in millions, except per share data, or otherwise as noted)

ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
There is no established public trading market for our common stock. As of February 1, 2011, 82,556,847 common shares were held by our parent, MSC Holdings.
In January 2011, we declared a dividend of $805 thousand to be paid as and when needed to fund the compensation for the Board of Managers of Momentive Holdco. Other than dividends that we may declare from time to time to fund expenses as permitted under our senior secured credit facilities and the indentures that govern our notes, we do not currently intend to declare any cash dividends on our common stock, and instead intend to retain earnings, if any, to fund future operations and to reduce our debt. Our senior secured credit facilities and the indentures that govern our notes impose restrictions on our ability to pay dividends. Therefore, our ability to pay dividends on our common stock will depend on, among other things, our level of indebtedness at the time of the proposed dividend and whether we are in default under any of our debt instruments. Our future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors that our board of directors considers relevant. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, business opportunities, provision of applicable law and other factors that our board of directors may consider relevant. For a discussion of our cash resources and needs, see Item 7 of Part II of this Annual Report on Form 10-K.
We have no compensation plans that authorize issuing our common stock to employees or non-employees. In addition, there have been no sales or repurchases of our equity securities during the past fiscal year. However, we and our direct and indirect parent companies have in the past issued and may issue from time to time equity awards to our employees and directors that are denominated in or based upon the common units of our direct or ultimate parent. As the awards were granted in exchange for service to us these awards are included in our consolidated financial statements. For a discussion of these equity plans see Note 15 in Item 8 and Item 11 of Part II and Part III, respectively, of this Annual Report on Form 10-K.

ITEM 6 - SELECTED FINANCIAL DATA
The following table presents our selected historical consolidated and combined financial data. The following information should be read in conjunction with, and is qualified by reference to, our “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated audited financial statements, as well as the other financial information included elsewhere herein.
The consolidated statement of operations data for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 and the consolidated balance sheet data as of December 31, 2010, 2009, 2008, 2007 and 2006 have been derived from our audited consolidated financial statements.

	Year ended December 31,
	2010	2009	2008	2007(1)	2006(2)
	(dollars in millions, except per share data)
Statements of Operations:
Net sales	$4,818	$3,751	$5,690	$5,420	$4,874
Cost of sales	4,074	3,260	5,091	4,663	4,184
Gross profit	744	491	599	757	690
Selling, general and administrative expense	344	320	360	364	363
Terminated merger and settlement (income) expense, net(3)	(171)	(62)	1,027	—	19
Integration and transaction costs	—	—	27	35	56
Asset impairments	—	49	15	21	12
Business realignment costs	22	41	32	17	(3)
Other operating expense (income), net(3)	5	10	9	7	(34)
Operating income (loss)	544	133	(871)	313	277
Interest expense, net	276	223	303	309	242
Loss (gain) on extinguishment of debt	30	(224)	—	—	—
Other non-operating (income) expense, net	(5)	—	6	15	120
Income (loss) from continuing operations before income tax and earnings from unconsolidated entities	243	134	(1,180)	(11)	(85)
Income tax expense (benefit)	35	(8)	(16)	46	13
Income (loss) from continuing operations before earnings from unconsolidated entities	208	142	(1,164)	(57)	(98)
Earnings from unconsolidated entities, net of taxes	8	2	2	4	3
Income (loss) from continuing operations	216	144	(1,162)	(53)	(95)
Net loss from discontinued operations, net of taxes(5)	(2)	(27)	(23)	(10)	(10)
Net income (loss)	214	117	(1,185)	(63)	(105)
Net income attributable to noncontrolling interest	—	(3)	(5)	(2)	(4)
Net income (loss) attributable to Momentive Specialty Chemicals Inc.	214	114	(1,190)	(65)	(109)
Accretion of redeemable preferred stock	—	—	—	—	33
Net income (loss) available to common shareholders	$214	$114	$(1,190)	$(65)	$(142)
Dividends declared per common share	$—	$—	$—	$0.01	$6.12
Cash Flows provided by (used in):
Operating activities	$45	$355	$(632)	$174	$21
Investing activities	(99)	(132)	(134)	(335)	(277)
Financing activities	97	(222)	706	288	128
Balance Sheet Data (at end of period):
Cash and cash equivalents	$186	$142	$127	$199	$64
Short-term investments	6	10	7	—	—
Working capital(6)	530	205	390	508	367
Total assets	3,137	2,973	3,180	4,006	3,508
Total long-term debt	3,588	3,424	3,743	3,632	3,324
Total net debt(7)	3,480	3,354	3,729	3,522	3,330
Total liabilities	5,156	5,022	5,359	5,380	4,909
Total deficit	(2,019)	(2,049)	(2,179)	(1,374)	(1,401)

(1)
Includes data for the adhesive and resins business of Orica Limited and the forest products resins and the formaldehyde business of Arkema Gmbh since February 1, 2007 and November 1, 2007, their respective dates of acquisition.

(2)	Includes data for the decorative coatings and adhesives business unit of The Rhodia Group from January 31, 2006 its date of acquisition.

(3)
Terminated merger and settlement (income) expense, net for the years ended December 31, 2010 and 2009 includes the non-cash push-down of insurance recoveries by the Company's owner related to the settlement payment made by the Company's owner that had been treated as an expense of the Company for the year ended December 31, 2008 associated with the terminated merger with Huntsman corporation, as well as reductions on certain of the Company's merger related service provider liabilities. Amount for the year ended December 31, 2008 also represents termination fees, settlement payments, accounting and legal costs paid by the Company as well as the write-off of previously deferred acquisition costs.

(4)	Other operating income for the year ended December 31, 2006 includes net gains of $39 recognized on the divestiture of our branded consumer adhesives company based in Boituva, Brazil.

(5)
Loss from discontinued operations reflects the results on our IAR business. Loss from discontinued operations for the year ended December 31, 2006 also reflects the losses on our Italian-based engineering thermoplastics business, Taro Plast, S.p.a.

(6)	Working capital is defined as current assets less current liabilities. As of December 31, 2010, the assets and liabilities of the IAR business have been classified as current.

(7)	Net debt is defined as long-term debt plus short-term debt less cash and cash equivalents and short-term investments.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our results of operations and financial condition for the years ended December 31, 2010, 2009 and 2008 with the audited consolidated financial statements and related notes included elsewhere herein. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs, and which involve numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1A, “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements.
Forward-Looking and Cautionary Statements
Certain statements in this Annual Report on Form 10-K including, without limitation, statements made under the caption “Overview and Outlook,” and especially those contained in the “2011 Outlook” section, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, the management of Momentive Specialty Chemicals Inc. (which may be referred to as “MSC,” “we,” “us,” “our” or the “Company”) may from time to time make oral forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “will,” or “intend” or similar expressions. Forward-looking statements reflect our current expectations and assumptions regarding our business, the economy and other future conditions and are based on third party data sources as well as internal studies and market intelligence. Because forward-looking statements relate to the future, they are inherently uncertain and subject to changes in circumstances that are difficult to predict. Actual results could vary materially depending on risks and uncertainties that may affect our markets, services, prices and other factors as discussed in the Risk Factors section of this Annual Report on Form 10-K and our other filings with the SEC. We caution you against relying on any forward-looking statements as they are neither statements of historical fact nor guarantees of future performance.
Important factors that could cause actual results to differ materially from those contained in our forward-looking statements include regional or global economic, competitive and regulatory factors including, but not limited to, the recent global economic downturn, interruptions in the supply of or increased pricing of raw materials due to natural disasters, pricing actions by our competitors that could affect our operating margins, changes in governmental regulations involving our products, and the following:

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
Our products are used in thousands of applications and are sold into diverse markets, such as forest products, architectural and industrial paints, packaging, consumer products and automotive coatings, as well as higher growth markets, such as composites, UV cured coatings and electrical composites. Major industry sectors that we serve include industrial/marine, construction, consumer/durable goods, automotive, wind energy, aviation, electronics, architectural, civil engineering, repair/remodeling, graphic arts and oil and gas field support. Key drivers for our business include general economic and industrial conditions, including housing starts, auto build rates and active gas drilling rigs. In addition, due to the nature of our products and the markets we serve, competitor capacity constraints and the availability of similar products in the market may impact our results. As is true for many industries, our financial results are impacted by the effect on our customers of economic upturns or downturns, as well as by the impact on our own costs to produce, sell and deliver our products. Our customers use most of our products in their production processes. As a result, factors that impact their industries have significantly affected our results.
Through our worldwide network of strategically located production facilities we serve more than 7,800 customers in over 100 countries. Our global customers include large companies in their respective industries, such as 3M, Ashland Chemical, BASF, Bayer, DuPont, GE, Halliburton, Honeywell, Huntsman, Louisiana Pacific, Owens Corning, PPG Industries, Sumitomo, Valspar and Weyerhaeuser.

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

•
Accelerate Growth and Improve Cost Structure through Relationship with MPM. As a result of the Momentive Combination, we are working closely with MPM to benefit from shared services and our complementary technologies, product offerings and global footprint. We believe that our relationship with MPM will enable us to achieve results that otherwise would not be attainable. We also expect that the Momentive Combination, including the shared services agreement, will result in significant synergies for us, including shared services and logistics optimization, best-of-source contractual terms, procurement savings, regional site rationalization, and administrative and overhead savings.

Reportable Segments
Effective January 1, 2010, we made certain changes to our internal reporting structure. Additionally, on January 1, 2010, upon the adoption of new accounting guidance related to the consolidation of variable interest entities, we deconsolidated HAI, our foundry applications joint venture between the Company and Delta-HA, Inc., from our Consolidated Financial Statements. These changes caused us to re-evaluate our reportable segments. Effective in the first quarter of 2010, the results of our oil field product applications and the equity earnings in our HAI joint venture are included within our Epoxy and Phenolic Resins segment. Previously the results of these businesses were reported in our Performance Products segment.
On January 31, 2011, we sold our Inks and Adhesive Resins (“IAR”) business to Harima Chemicals, Inc. for a purchase price of approximately $120. The IAR business was previously reported within the Coatings and Inks segment and effective in the fourth quarter of 2010, is reported as a discontinued operation as of December 31, 2010, for the year ended December 31, 2010 and for all periods presented. The presentation of the IAR business as a discontinued operation also caused us to re-evaluate our reportable segments. After removing the IAR business from the Coatings and Inks segment results, the remaining coatings operating segment continues to qualify as a reportable segment, and is now reported as the Coatings segment.
Our business divisions are based on the products that we offer and the markets that we serve. Our reportable segments are based upon these business divisions. At December 31, 2010, we had three reportable segments: Epoxy and Phenolic Resins, Formaldehyde and Forest Products Resins and Coatings. The major products of our reportable segments are as follows:

•	Epoxy and Phenolic Resins: epoxy specialty resins, oil field product applications, versatic acids and derivatives, basic epoxy resins and intermediates, molding compounds and phenolic specialty resins

•	Formaldehyde and Forest Products Resins: forest products resins and formaldehyde applications

•	Coatings: polyester resins, alkyd resins and acrylic resins
The Company's organizational structure continues to evolve. It is also continuing to refine its operating structure to more closely link similar products, minimize divisional boundaries and improve the Company's ability to serve multi-dimensional common customers. These refinements may result in future changes to the Company's reportable segments.

2010 Overview

•
Net sales increased 28% in 2010, as compared to 2009 due primarily to higher demand as the global economy experienced modest recovery. The increase was driven by stabilizing and slightly increasing demand in the automotive, housing and durable goods markets, and also due to short-term capacity constraints in certain of our markets. Net sales also increased due to raw material-driven price increases to our customers compared to 2009.

•
As a percent of sales, gross profit increased by 2% in 2010 as compared to 2009. Gross profit percentage increased due to the positive impact of pricing initiatives, favorable product mix, the positive impact of productivity project initiatives and the impact of increased product volumes that outpaced the increase in fixed processing costs.

•
We experienced significantly higher profitability during 2010, as segment EBITDA increased $236, or 64% in 2010 as compared to 2009. This increase was primarily due to the modest recovery in volumes across most of our businesses, the favorable impact of pricing and cost savings initiatives, the favorable impact of product mix, and short-term capacity constraints in certain of our markets.

•
In January 2010, we amended our senior secured credit facilities. Under the amendment and restatement, we extended the maturity of approximately $959 of our Senior Secured Credit Facility term loans from May 5, 2013 to May 5, 2015 and increased the interest rate with respect to such term loans from LIBOR plus 2.25% to LIBOR plus 3.75%. In addition to, and in connection with, this amendment agreement, we issued $1,000 aggregate principal amount of 8.875% senior secured notes due 2018. We used the net proceeds of $993 ($1,000 less original issue discount of $7) from the issuance to repay $800 of our U.S. term loans under the Senior Secured Credit Facility, pay certain related transaction costs and expenses and provide incremental liquidity ("January Refinancing Transaction").

•
In November 2010 we refinanced $533 in outstanding principal amount of our 9.75% Second-Priority Senior Secured Notes due 2014 through the issuance of $574 aggregate principal amount of 9.00% second-priority senior secured notes due 2020. As a result, we effectively extended our total weighted average debt maturities by one year ("November Refinancing Transaction").

•	We are expanding in markets in which we expect opportunities for growth:
Recently completed efforts in 2010 include:

•	Completion of a formaldehyde and forest products resins manufacturing complex to serve the engineered wood products market in southern Brazil.

•	A joint venture to construct a forest products resins manufacturing facility in Russia, which began operations in 2010.

•	The relocation of a specialty epoxy facility to a larger facility in Esslingen, Germany to support the growing wind energy market.

•
The completion of a new oil field manufacturing plant and the opening of additional transload facilities to provide resin-encapsulated proppants to fracturing service companies and operators in the oil & gas industry.

•
Construction of a versatics manufacturing facility in Korea, which began limited operations at the end of 2010. The new facility will produce Cardura® monomers, a versatic acid derivative, used as a key raw material in environmentally advanced paints and coatings. The facility is expected to be fully operational in the second quarter of 2011.

Future growth initiatives include:

•
A joint venture to construct a versatics manufacturing facility in China, which is expected to be complete by the second half of 2011. The new facility will produce VeoVa® monomers, a versatic acid derivative, used as a key raw material in environmentally advanced paints and coatings. The facility is expected to be fully operational in the first half of 2012.

Momentive Combination and Shared Services Agreement
In October 2010, our parent, MSC Holdings LLC (formerly known as Hexion LLC) and MPM Holdings, the parent company of MPM, became subsidiaries of a newly formed holding company, Momentive Holdco. In connection with the closing of the Momentive Combination, we entered into a shared services agreement with MPM, pursuant to which we will provide to MPM, and MPM will provide to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, legal and procurement services. The shared services agreement establishes certain criteria upon which the costs of such services are allocated between us and MPM.
We expect that the Momentive Combination, including the shared services agreement, will result in significant synergies for us, including shared services and logistics optimization, best-of-source contractual terms, procurement savings, regional site rationalization, and administrative and overhead savings. As of December 31, 2010, we have approximately $50 of in-process cost savings and synergies that we expect to achieve over the next eighteen to twenty-four months in connection with the Shared Services Agreement.
2011 Outlook
Our business is impacted by general economic and industrial conditions, including housing starts, automotive builds, oil and natural gas drilling activity and general industrial production. Our business has both geographic and end market diversity which often reduces the impact of any one of these factors on our overall performance. During 2010, we experienced significant increases in volumes in virtually all businesses compared to 2009 due to the modest recovery in markets from its low point in early 2009. U.S. housing starts improved modestly in 2010 compared to the low point in early 2009; however, they remain at historically low levels. We anticipate U.S. housing starts to remain relatively flat in 2011 compared to 2010 as the U.S. housing market continues a gradual, multi-year recovery. We also anticipate moderate increases in U.S. durable goods and industrial production, which will positively impact our formaldehyde business during 2011, and we expect moderate increases in U.S. automobile production, which will positively impact our Epoxy and Phenolic Resins segment. However, European production in both of these markets is expected to remain flat versus 2010 due to continued economic concerns in these regions.
Overall, these factors should continue to lead to modest volume increases throughout 2011 as compared to 2010 for all of our reportable segments. However, we do not expect growth in volumes to be consistent among our various product lines as certain industries appear to be recovering more rapidly than others.
After significant shortages in the market place within our monomers and base epoxies businesses, we expect worldwide capacity to return to normal levels in 2011. We anticipate continued strength in volumes in our epoxy specialty resins business, driven primarily by the growth in the wind and alternative energy markets. However, the growth in these businesses may be slowed temporarily by restrictions on government subsidies to these industries. In addition, we anticipate the continued growth of horizontal fracturing and drilling activities within the oil and gas industry to positively impact demand for products within our oil field business. Overall, these trends should have positive impacts on volumes in our Epoxy and Phenolic Resins segment. However, we expect competitive pricing pressures in these markets to continue for the foreseeable future.

We also anticipate continued growth in the Latin American market for our Formaldehyde and Forest Products Resins segment, and believe we are well positioned to serve customers through the additional production capacity at our new manufacturing facility in southern Brazil.
As evidenced by the increases in raw material costs throughout 2010, we expect long-term raw material cost volatility to continue because of price movements of key feedstocks and increasing global demand. To help mitigate raw material volatility, we have purchase and sale contracts with many of our vendors and customers that contain periodic price adjustment mechanisms. Due to differences in the timing of pricing mechanism trigger points between our sales and purchase contracts, there is often a lead-lag impact during which margins are negatively impacted in the short term when raw material prices increase and are positively impacted in the short term when raw material prices fall.If the global economic environment begins to weaken again or remains slow for an extended period of time, the fair value of our reporting units could be more adversely affected than we estimated in our analysis of reporting unit fair values at October 1, 2010. This could result in additional goodwill or other asset impairments.

Matters Impacting Comparability of Results
Our Consolidated Financial Statements include the accounts of the Company, its majority-owned subsidiaries in which minority shareholders hold no substantive participating rights and variable interest entities in which we have a controlling financial interest. Intercompany accounts and transactions are eliminated in consolidation. However, the deconsolidation of HAI did not have a material impact on our Segment EBITDA as compared to the year ended December 31, 2009 and 2008, as equity earnings from HAI are included in our Segment EBITDA.
Raw materials comprise approximately 70% of our cost of sales. The three largest raw materials used in our production processes are phenol, methanol and urea. These materials represent 44% of our total raw material costs. Fluctuations in energy costs, such as volatility in the price of crude oil and related petrochemical products, as well as the cost of natural gas have caused increased utility costs and volatility in our raw material costs. In 2010 the average prices of phenol, methanol and urea increased by approximately 26%, 47% and 16%, respectively, as compared to 2009. In 2009 the average prices of phenol, methanol and urea decreased by approximately 20%, 53% and 46%, respectively, as compared to 2008. Passing through raw material price changes can result in significant variances in sales comparisons from year to year.

Results of Operations
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in millions)

	2010	2009	2008
Net sales	$4,818	$3,751	$5,690
Cost of sales	4,074	3,260	5,091
Gross profit	744	491	599
Gross profit as a percentage of net sales	15%	13%	11%
Selling, general and administrative expense	344	320	360
Terminated merger and settlement (income) expense, net	(171)	(62)	1,027
Integration costs	—	—	27
Asset impairments	—	49	15
Business realignment costs	22	41	32
Other operating expense, net	5	10	9
Operating income (loss)	544	133	(871)
Operating income (loss) as a percentage of net sales	11%	4%	(15)%
Interest expense, net	276	223	303
Loss (gain) on extinguishment of debt	30	(224)	—
Other non-operating (income) expense, net	(5)	—	6
Total non-operating expense (income)	301	(1)	309
Income (loss) before income tax and earnings from unconsolidated entities	243	134	(1,180)
Income tax expense (benefit)	35	(8)	(16)
Income (loss) before earnings from unconsolidated entities	208	142	(1,164)
Earnings from unconsolidated entities, net of taxes	8	2	2
Income (loss) from continuing operations	216	144	(1,162)
Net loss from discontinued operations, net of taxes	(2)	(27)	(23)
Net income (loss)	214	117	(1,185)
Net income attributable to noncontrolling interest	—	(3)	(5)
Net income (loss) attributable to Momentive Specialty Chemicals Inc.	$214	$114	$(1,190)
Net Sales
In 2010, net sales increased by $1,067, or 28%, compared with 2009. Volume increases across substantially all of our product lines positively impacted sales by $588. These increases were primarily a result of the modest increases in U.S. housing starts and automotive builds, increased demand in the wind energy and alternative energy markets and increases in oil and natural gas drilling activity. The pass through of raw material driven price increases primarily in our North American and European formaldehyde and forest products resins, phenolic specialty resins, and dispersions product lines, as well as short-term capacity shortages in the market for base epoxies and monomers, positively impacted sales by $490. In addition, foreign currency translation negatively impacted sales by $11 primarily as a result of the strengthening of the U.S. dollar against the euro compared to 2009.
In 2009, net sales decreased by $1,939, or 34%, compared with 2008. Volume declines across all of our product lines negatively impacted sales by $995. These declines were primarily a result of the continued weakness in the housing, construction and automotive markets as a result of the global economic downturn. The pass through of raw material driven price decreases primarily in our forest products resins and formaldehyde, phenolic specialty resins and base epoxies and intermediates product lines, negatively impacted sales by $792. In addition, foreign currency translation negatively impacted sales by $152 primarily as a result of the strengthening of the U.S. dollar against the euro compared to 2009.
Gross Profit
In 2010, gross profit increased by $253, compared with 2009 primarily as a result of the increase in sales. As a percentage of sales, gross profit increased 2% as a result of the positive impact of pricing initiatives, favorable product mix, the positive impact of productivity project initiatives and the impact of increased product volumes that outpaced the increase in fixed processing costs.
In 2009, gross profit decreased by $108, compared with 2008 primarily as a result of the decrease in sales, offset by lower raw material and processing costs, as discussed above. The impact of lower sales was partially offset by favorable impacts of productivity savings programs on manufacturing and processing costs of approximately $95. This resulted in an increase of 2% in gross profit as a percentage of sales as the positive impact of lower processing costs and productivity projects more than offset the impact of lower volumes on fixed manufacturing costs during 2009.

Operating Income (Loss)
In 2010, operating income increased by $411, compared with 2009. The primary drivers of the increase were the increase in gross profit, as discussed above, and an increase in Terminated merger and settlement income, net.
We recognized Terminated merger and settlement income, net of $171 in 2010, which was primarily related to the non-cash pushdown of $163 of insurance recoveries by our owner related to the $200 settlement payment made by our owner that was previously treated as a pushdown of owner expense in the fourth quarter of 2008. Furthermore, Business realignment costs decreased $19 due to the reduction in productivity program costs in 2010, but was offset by an increase in Selling, general and administrative expense of $24 due primarily to higher compensation costs. As a percentage of sales, Selling, general and administrative expense decreased due to the positive impacts of productivity initiatives. In addition, 2009 was impacted by Asset impairments of $49, which did not occur in 2010.
In 2009, operating income increased by $1,004, compared with 2008. The primary drivers of the increase was the reduction in Terminated merger and settlement expense, net and the positive impacts of productivity program and cost reduction initiatives. In 2008, Terminated merger and settlement expense, net of $1,027 consisted of the write-off of previously deferred acquisition costs, legal fees and $750 in litigation settlement costs related to the terminated Huntsman merger, of which $200 represents the non-cash push-down of settlement costs paid by Apollo. In 2009, we recognized Terminated merger and settlement income, net of $62, which was comprised of reductions on certain of our merger related service provider liabilities and the $37 pushdown of insurance recoveries by Apollo, offset by $18 in legal contingency accruals. Selling, general and administrative expenses decreased due primarily to the positive impacts of productivity savings programs and other cost savings initiatives. Further, Integration costs decreased by $27. In 2008, we incurred costs related to the Hexion Formation and the implementation of a company-wide management information and accounting system.
These favorable impacts were partially offset by increases in Asset impairments and Business realignment costs incurred to implement productivity and cost savings initiatives. In 2009, we recorded impairments of $44 in our Epoxy and Phenolic Resins and $2 in our Coatings segments as a result of our decision to indefinitely idle certain production lines. In addition, we recorded miscellaneous impairments of $3 related to the closure of R&D facilities in our Formaldehyde and Forest Products Resins and our Epoxy and Phenolic Resins segments. Business realignment costs increased by $9 due to increased costs related to headcount reduction and plant rationalization programs associated with our productivity initiatives in 2009. Furthermore, Operating income was also impacted by the decline in Gross profit discussed above.
Non-Operating Expense (Income)
In 2010, total non-operating income decreased by $302 due to the gain of $224 recognized on the extinguishment of debt securities in 2009 that did not recur in 2010. In addition, a loss on extinguishment of debt of $30 was recognized in 2010 as a result of the November Refinancing. Other non-operating income, net increased by $5, due to higher foreign exchange transaction gains in 2010, compared to 2009. Interest expense, net increased by $53 as a result of the January Refinancing Transaction and higher interest rates in 2010.
In 2009, total non-operating expense decreased by $310 to income of $1, compared with 2008. We recognized a gain of $224 on the extinguishment of $298 in face value of the Company’s outstanding debt securities in 2009. Other non-operating expense, net decreased by $6, due to higher foreign exchange transaction losses in 2008, compared to 2009. Interest expense, net decreased by $80 as a result of lower interest rates and due to lower debt levels as a result of debt repurchases in 2009.
Income Tax Expense (Benefit)
In 2010, income tax benefit decreased by $43 to an expense of $35, compared with 2009. This change is primarily due to an increase in pre-tax income in certain foreign jurisdictions. The tax expense on the profits in the U.S. has been offset by a release of valuation allowance on our deferred tax assets expected to be utilized.
In 2009, income tax benefit decreased by $8, compared with 2008. This change is primarily due to income being earned in the US from extinguishment of debt and continued earnings from foreign operations. This expense has been offset by a release of valuation allowance on our deferred tax assets in the US and foreign losses for which we are receiving a benefit.

Results of Operations by Segment
Following are net sales and Segment EBITDA (earnings before interest, income taxes, depreciation and amortization) by reportable segment. Segment EBITDA is defined as EBITDA adjusted to exclude certain non-cash, certain non-recurring expenses, and discontinued operations. Segment EBITDA is the primary performance measure used by our senior management, the chief operating decision-maker and the board of directors to evaluate operating results and allocate capital resources among segments. Segment EBITDA is also the profitability measure used to set management and executive incentive compensation goals. Corporate and Other is primarily corporate general and administrative expenses that are not allocated to the segments.

	Year Ended December 31,
	2010	2009	2008
Net Sales to Unaffiliated Customers(1)(2):
Epoxy and Phenolic Resins	$2,530	$1,944	$2,795
Formaldehyde and Forest Products Resins	1,607	1,198	2,049
Coatings	681	609	846
	4,818	3,751	5,690
Segment EBITDA(2):
Epoxy and Phenolic Resins	$431	$267	$278
Formaldehyde and Forest Products Resins	177	111	198
Coatings	63	46	23
Corporate and Other	(62)	(51)	(50)

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.

(2)	Certain of the Company’s product lines have been realigned, resulting in reclassifications between segments. Prior period balances have been reclassified to conform to current presentations.
 2010 vs. 2009 Segment Results
The table below provides additional detail of the percentage change in sales by segment from 2009 to 2010.

	Volume	Price/Mix	Currency Translation	Total
Epoxy and Phenolic Resins	18%	14%	(2)%	30%
Formaldehyde and Forest Product Resins	18%	12%	4%	34%
Coatings	3%	12%	(3)%	12%
Epoxy and Phenolic Resins
Net sales in 2010 increased by $586, or 30%, when compared to 2009. Volume increases positively impacted sales by $352 as the global economy stabilized. Volumes increased in virtually all businesses, but most significantly in our oil field, versatics, epoxy specialty and base epoxy businesses. The volume increases in our base epoxy business were attributable to the stabilization of the automotive and durable goods markets relative to the low point of the economic downturn, which began in late 2008 and continued into 2009, and were also impacted by short-term capacity constraints. The pass through of higher raw material costs in most businesses, the favorable product mix in our phenolics business and short-term capacity shortages in the market for base epoxies resulted in positive pricing impacts of $278. However, sales were negatively impacted by competitive pricing pressures in our oil field and epoxy specialty businesses. Foreign currency translation had a negative impact of $44, primarily due to the strengthening of the U.S. dollar against the euro in 2010 compared to 2009.
Segment EBITDA in 2010 increased by $164 to $431 compared to 2009. Segment EBITDA increased primarily due to the increased growth in demand discussed above due to a modest economic recovery and due to short term capacity constraints in certain markets. The remaining overall increase was primarily attributable to the accelerated recognition of unabsorbed processing costs that occurred in 2009 compared to 2010 and the favorable impact of productivity driven cost savings. This increase was partially offset by additional maintenance and turnaround costs in 2010 compared to 2009.

Formaldehyde and Forest Products Resins
Net sales in 2010 increased by $409, or 34% when compared to 2009. Higher volumes positively impacted sales by $218, with increases across all businesses and regions. The strongest increase in volumes were in our Latin American markets, where we served the growing southern Brazil markets through the opening of our Montenegro plant in 2010, and our North American formaldehyde business, due to modest market recoveries in the demand for durable goods. In addition, we experienced strong volume increases in our North American forest products resins business, primarily driven by the restocking of inventory by our customers, compared to the de-stocking of inventory that occurred in 2009, coupled with the modest increase in U.S. housing starts and household remodeling compared to the same period of 2009. Higher raw material prices passed through to customers in most regions, combined with positive product mix within our North American formaldehyde business, led to a sales increase of $141 due to pricing. Although raw material prices generally increased during 2010 and we passed through to customers as allowed under our contracts, the significant strengthening of the Brazilian real, Australian dollar and New Zealand dollar against the US dollar resulted in lower raw material prices in these local currencies, which were passed through to customers in these regions. In addition, we experienced favorable currency translation of $50 due to the weakening of the U.S. dollar against the Brazilian real, Australian dollar and Canadian dollar in 2010 compared to 2009.
Segment EBITDA in 2010 increased by $66 to $177 compared to 2009. The increase was primarily attributable to the impact of the volume increases discussed above and recent product development initiatives, as well as the favorable impact of productivity driven cost savings.
Coatings
Net sales in 2010 increased by $72, or 12%, when compared to 2009. Volume increases positively impacted sales by $18, with increases across virtually all businesses. The most significant increases were in our U.S. based dispersions and U.S. coatings businesses, which were negatively impacted by the global economic downturn during 2009. The pass through of higher raw material costs and favorable pricing resulted in pricing increases of $71, reflecting short-term capacity constraints in the market for our monomers business. Unfavorable currency translation of $17 contributed to lower sales, as the U.S. dollar strengthened against the euro in 2010 compared to 2009.
Segment EBITDA in 2010 increased by $17 to $63 compared to 2009. The increase was primarily attributable to the global shortage of monomers and volume increases as discussed above.
Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions, unallocated foreign exchange gains and losses and legacy company costs not allocated to continuing segments. Corporate and Other charges increased by $11 to $62 compared to 2009, primarily due to increased compensation costs. These increases were partially offset by higher unallocated foreign currency transaction gains and the impact of productivity-driven cost savings

2009 vs. 2008 Segment Results
The table below provides additional detail of the percentage change in sales by segment from 2008 to 2009.

	Volume	Price/Mix	Currency Translation	Total
Epoxy and Phenolic Resins	(18)%	(9)%	(3)%	(30)%
Formaldehyde and Forest Product Resins	(16)%	(23)%	(3)%	(42)%
Coatings	(19)%	(6)%	(3)%	(28)%
Epoxy and Phenolic Resins
Net sales in 2009 decreased by $851, or 30%, compared to 2008. Volume declines negatively impacted sales by $504 as the global economic downturn had an adverse impact on our volumes. Volumes declined across all businesses, with our precursors business showing the largest decline over the prior year and our specialty epoxy and versatics businesses experiencing relatively lesser amounts of volume decline during 2009 compared to 2008. These declines were primarily attributable to the decrease in the automotive, construction, housing, foundry, oilfield and durable goods markets, as well as increased worldwide capacity in base epoxies. The lower volume decline in versatics is due to the absence of the shortage of certain raw materials that occurred in 2008. The pass through of lower raw material costs and competitive pricing pressures, primarily in our major resins and specialty phenolics businesses, resulted in pricing decreases of $277. Foreign currency translation had a negative impact of $70 as the U.S. dollar strengthened against the euro and the Canadian dollar in 2009 compared to 2008.

Segment EBITDA in 2009 decreased by $11 to $267 compared to 2008. The decrease was primarily due to volume and pricing declines, as discussed above. These declines were largely offset by decreases in raw material prices, freight costs and the impact of productivity driven cost savings impacting processing costs. The base epoxies and specialty phenolics businesses experienced the largest declines during the year with these declines being offset by increases in the specialty epoxy and versatics businesses.
Formaldehyde and Forest Products Resins
Net sales in 2009 decreased by $851, or 42%, compared to 2008. Lower volumes negatively impacted sales by $333. The volume decrease occurred in most of our businesses, including our European and North American forest products resins business, due to the continued decline in the worldwide housing and construction markets, as well as in our North American formaldehyde business due to decreased demand in the durable goods market resulting from the adverse impacts of the global economic downturn. We realized modest increases in volumes in the Latin American market due to lesser impacts of the worldwide economic downturn in this region. Lower prices resulted in a sales decrease of $464 as we passed through raw material price decreases to our customers primarily in North America and Europe. Unfavorable currency translation of $54 contributed to lower sales as the U.S. dollar strengthened against the euro in 2009 compared to 2008.
Segment EBITDA in 2009 decreased by $87 to $111 compared to 2008. The decrease was primarily attributable to the loss of volume and pricing impacts, as discussed above, partially offset by the impact of productivity driven cost savings. In addition, the prior year was impacted by favorable raw material purchase contracts in certain of our international forest products and resins businesses of $32.

Coatings
Net sales in 2009 decreased by $237, or 28%, compared to 2008. Volume declines negatively impacted sales by $158. Worldwide coatings volume declines were primarily attributable to the downturn in the international housing, construction and automotive markets due to the impact of the global economic downturn. These declines were experienced throughout the business with our global dispersions business experiencing relatively lower volume declines. The pass through of lower raw material costs and competitive pricing pressures resulted in pricing decreases of $51. Unfavorable currency translation of $28 contributed to lower sales, as the U.S. dollar strengthened against the euro in 2009 compared to 2008.
Segment EBITDA in 2009 increased by $23 to $46 compared to 2008, with the dispersions business providing half of the increase over the prior year. The overall increase was the result of the impact of productivity driven cost savings and lower raw material costs, which was partially offset by volume declines and competitive market pressures, as discussed above.
Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions, unallocated foreign exchange gains and losses and legacy company costs not allocated to continuing segments. Corporate and Other charges remained relatively flat as compared to 2008. The impact of foreign currency transaction losses and additional compensation costs were offset by the positive impact of productivity driven cost savings.
Reconciliation of Segment EBITDA to Net Income (Loss)

	Year Ended December 31,
	2010	2009	2008
Segment EBITDA:
Epoxy and Phenolic Resins	$431	$267	$278
Formaldehyde and Forest Products Resins	177	111	198
Coatings	63	46	23
Corporate and Other	(62)	(51)	(50)

Reconciliation:
Items not included in Segment EBITDA
Terminated merger and settlement income (expense), net	171	62	(1,027)
Integration costs	—	—	(27)
Non-cash charges	(5)	4	(4)
Unusual items:
(Loss) gain on divestiture of assets	(2)	(6)	5
Net loss from discontinued operations	(2)	(27)	(23)
Business realignments	(22)	(41)	(32)
Asset impairments	—	(49)	(15)
Other	(28)	(41)	(38)
Total unusual items	(54)	(164)	(103)
Total adjustments	112	(98)	(1,161)
Interest expense, net	(276)	(223)	(303)
(Loss) gain on extinguishment of debt	(30)	224	—
Income tax (expense) benefit	(35)	8	16
Depreciation and amortization	(166)	(170)	(191)
Net income (loss) attributable to Momentive Specialty Chemicals Inc.	214	114	(1,190)
Net income attributable to noncontrolling interest	—	3	5
Net income (loss)	$214	$117	$(1,185)
Items not included in Segment EBITDA
In 2010, Terminated merger and settlement income, net primarily includes the pushdown of Apollo’s 2010 recoveries of $163 in insurance proceeds in 2010 related to the $200 settlement payment made by Apollo that was treated as a pushdown of shareholder expense in 2008 and the $8 in insurance settlements related to the New York Shareholder Action. In 2009, Terminated merger and settlement expense, net includes the pushdown of Apollo’s recovery of $37 in insurance proceeds in 2009 related to the $200 settlement payment made by Apollo, as well as discounts on certain of the Company's merger related service provider liabilities. This income was partially offset by legal and consulting costs and legal contingency accruals related to the New York Shareholder Action. In 2008, Terminated merger and settlement expense, net primarily represented accounting, consulting, tax and legal costs related to the terminated Huntsman merger and related litigation, including the $550 payment to Huntsman to terminate the merger and settle litigation and the non-cash push-down of settlement costs paid by Apollo of $200. Terminated merger and settlement costs also include the write-off of previously deferred acquisition costs.

Integration costs primarily represent redundancy and incremental administrative costs for integration programs as a result of the Hexion Formation, as well as costs to implement a single, company-wide, management information and accounting system and a new consolidations and financial reporting system.
Non-cash charges primarily represent stock-based compensation expense, accelerated depreciation on closing facilities and unrealized derivative and foreign exchange gains and losses. Loss from discontinued operations represents the results of the IAR business.
Not included in Segment EBITDA are certain non-cash and certain non-recurring income or expenses that are deemed by management to be unusual in nature. For 2010, these items consisted of business realignment costs primarily related to expenses from the Company’s productivity program, realized foreign exchange gains and losses and retention program costs. For 2009, these items consisted of business realignment costs primarily related to expense from the Company’s productivity program, asset impairments, retention program costs and realized foreign exchange gains and losses. For 2008, these items consisted of asset impairments, a gain on the sale of a portion of the Company’s ownership in HAI and a gain on the sale of certain assets of a non-core product line.
Liquidity and Capital Resources
Sources and Uses of Cash
We are a highly leveraged company. Our primary sources of liquidity are cash flows generated from operations, availability under our senior secured credit facilities and our financing commitment from Apollo. Our primary liquidity requirements are interest, working capital and capital expenditures.

At December 31, 2010, we had $3,570 of unaffiliated debt, including $82 of short-term debt and capital lease maturities (of which $26 is U.S. short-term debt and capital lease maturities). In addition, at December 31, 2010, we had $515 in liquidity including $180 of unrestricted cash and cash equivalents, $220 of borrowings available under our senior secured revolving credit facilities and $115 of borrowings available under credit facilities at certain international subsidiaries with various expiration dates in 2011 and 2012, and the financing commitment from Apollo.
Our net working capital (defined as accounts receivable and inventories less accounts and drafts payable) at December 31, 2010 was $513, an increase of $207 from December 31, 2009. The increase was a result of higher volumes and production and increasing raw material costs. To minimize the impact of net working capital on cash flows, we continue to negotiate and contractually extend payment terms whenever possible. We have also focused on receivable collections to offset a portion of the payment term pressure by offering incentives to customers to encourage early payment, or accelerate receipts through the sale of receivables. In the year ended December 31, 2010, we entered into accounts receivable sale agreements to sell a portion of our trade accounts receivable. As of December 31, 2010, through these agreements, we effectively accelerated the timing of cash receipts by $60. We may continue to accelerate cash receipts under these agreements, as appropriate, in order to offset these pressures. In 2011, we expect a slight increase in net working capital as a result of modest volume increases and higher raw material costs.
We regularly borrow from our revolving credit facility under our senior secured credit facilities to support our short-term liquidity requirements, particularly when net working capital requirements increase in response to seasonality of our volumes in the summer months. At December 31, 2010 the borrowings outstanding were $0. On a quarterly basis throughout 2010, we used a portion of the proceeds from our accounts receivable sales arrangements with affiliates of Apollo (which are further described below) to repay the outstanding balance.
Apollo Financing Commitment
In 2008, certain affiliates of Apollo agreed to make a $200 investment in the Company. Certain affiliates of Apollo entered into a commitment letter with the Company and MSC Holdings pursuant to which they committed to purchase $200 in preferred units and warrants of MSC Holdings by December 31, 2011. Prior to the purchase of all the preferred shares and warrants, certain affiliates of Apollo had committed to provide liquidity facilities to MSC Holdings or the Company on an interim basis.
In connection therewith, in 2009, certain affiliates of Apollo extended a $100 term loan to the Company and an affiliate of the Company (the “Apollo Term Loan”). The Term Loan will mature on December 31, 2011 with interest at adjusted LIBOR plus 2.25% per annum. In addition, periodically in 2010, the Company entered into accounts receivable purchase and sale agreements to sell trade accounts receivable to affiliates of Apollo on terms which management believes were more favorable to the Company than could have been obtained from an independent third party. See Note 8 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for additional information on our accounts receivable factoring.
On October 1, 2010, at the time of the closing of the Momentive Combination, the commitment by Apollo to purchase $200 in preferred units of MSC Holdings and warrants to purchase common units of MSC Holdings was amended to become a commitment to purchase preferred units and warrants to purchase common units of Momentive Holdco. Momentive Holdco has agreed to contribute any proceeds from the issuance of preferred or common units under this agreement as a capital contribution to MSC Holdings, and MSC Holdings has agreed to contribute such amounts as a capital contribution to the Company. Therefore, by the end of 2011, we expect the outstanding amounts under the Apollo Term Loan and any amounts outstanding under the accounts receivable factoring arrangements to be contributed to the Company prior to the end of 2011. This will provide the Company permanent access to the $200 in liquidity and will benefit the Company's cash position in to 2012.

Recent Refinancing Transactions
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
In 2010, as part of the January Refinancing Transaction, we amended our senior secured credit facilities. Under the amendment and restatement, we extended the maturity of approximately $959 of our Senior Secured Credit Facility term loans from May 5, 2013 to May 5, 2015 and increased the interest rate with respect to such term loans from LIBOR plus 2.25% to LIBOR plus 3.75%. In addition to, and in connection with, this amendment agreement, we issued $1,000 aggregate principal amount of 8.875% senior secured notes due 2018. We used the net proceeds of $993 ($1,000 less original issue discount of $7) from the issuance to repay $800 of our U.S. term loans under the Senior Secured Credit Facility, pay certain related transaction costs and expenses and provide incremental liquidity of $162.
In 2010, as part of the November Refinancing Transaction, we refinanced $533 in outstanding principal amount of our 9.75% Second-Priority Senior Secured Notes due 2014 through the issuance of $574 aggregate principal amount of 9.00% second-priority senior secured notes due 2020. The net cash proceeds of the issuance were used to pay redemption premiums to redeem the existing Second-Priority Notes and pay transaction fees and expenses. As a result, we effectively extended our total weighted average debt maturities by one year.
Sale of the IAR Business
We intend to use the majority of the $120 proceeds from the sale of the IAR business received to further strengthen our liquidity in 2011. We plan to use the proceeds to fund any increases in net working capital and capital spending plan for 2011. Certain of our covenants that govern our senior secured credit facilities and indentures allow us to use the proceeds for capital projects rather than paying down debt. However, subject to an excess cash flow covenant in our senior secured credit facilities,we may be required to pay down debt in 2012.
We feel that we are favorably positioned to maintain adequate liquidity throughout 2011 and the foreseeable future to fund our ongoing operations, cash debt service obligations and any additional investment in net working capital. Further, we expect that the extension of a portion of our senior credit facility, second priority senior secured notes and extension of the revolver will allow greater flexibility and liquidity for the Company in the longer term.
We continue to review possible sales of certain non-core assets, which would further increase our liquidity. Opportunities for these sales could depend to some degree on improvement in the credit markets. If the global economic environment begins to weaken again or remains slow for an extended period of time our liquidity, future results of operations and flexibility to execute liquidity enhancing actions could be negatively impacted.
Following are highlights from our Consolidated Statements of Cash Flows for the years ended December 31:

	2010	2009	2008
Sources (uses) of cash:
Operating activities	$45	$355	$(632)
Investing activities	(99)	(132)	(134)
Financing activities	97	(222)	706
Effect of exchange rates on cash flow	2	13	(18)
Net change in cash and cash equivalents	$45	$14	$(78)
Operating Activities
In 2010, operations provided $45 of cash. Net income of $214 included $39 of net non-cash and non-operating income items, of which $163 was for the non-cash pushdown of the recovery of 2008 owner expense, offset by $172 for depreciation and amortization and $30 for the loss on extinguishment of debt. Working capital (defined as accounts receivable and inventories less accounts and drafts payable) and changes in other assets and liabilities and income taxes payable used $208 due primarily to increased accounts receivable and inventory, which resulted from the higher sales volumes and increased pricing.
In 2009, operations provided $355 of cash. Net income of $117 included $38 of net non-cash and non-operating income items, of which $224 was for the gain on extinguishment of debt and $37 was for the non-cash pushdown of the recovery of 2008 shareholder expense, offset by $178 for depreciation and amortization and $57 for impairments and accelerated depreciation of property and equipment. Net working capital and changes in other assets and liabilities and income taxes payable generated $276 due to decreased accounts receivable and inventories, which resulted from lower volumes and production, efforts to decrease inventory quantities, decreasing raw material costs and the sale of trade accounts receivable.

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

Investing Activities
In 2010, investing activities used $99. We spent $120 for capital expenditures (including capitalized interest). Of the $120 in capital expenditures, approximately $19 relates to our productivity savings initiatives while the remaining amount relates primarily to plant expansions and improvements. We generated cash of $4 from the sale of marketable securities and generated $14 from the sale of assets. In addition, we had a decrease in cash of $4 related to the deconsolidation of HAI as a result of the adoption of ASU 2009-17.
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
Financing Activities
In 2010, financing activities provided $97. Net long-term debt borrowings of $179 primarily consisted of the $993 in proceeds offset by the pay-down of $800 of our U.S. term loans under the Senior Secured Credit Facility as part of the January Refinancing Transactions and pay-down of our revolving line of credit. $72 was used to pay for financing fees related to the January and November Refinancing Transactions and the extension of the revolving line of credit facility.
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

Outstanding Debt
Following is a summary of our cash and cash equivalents and outstanding debt at December 31, 2010 and 2009:

	2010	2009
Cash and cash equivalents	$186	$142
Short-term investments	$6	$10

Non-affiliated debt:
Senior Secured Credit Facilities:
Revolving facility due 2011	$—	$36
Floating rate term loans due 2013	463	2,234
Floating rate term loans due 2015	942	—
Senior Secured Notes:
8.875% senior secured notes due 2018 (net of original issue discount of $6)	994	—
Floating rate second-priority senior secured notes due 2014	120	120
9.75% Second-priority senior secured notes due 2014	—	533
9.00% Second-priority senior secured notes due 2020	574	—
Debentures:
9.2% debentures due 2021	74	74
7.875% debentures due 2023	189	189
8.375% sinking fund debentures due 2016	62	62
Other Borrowings:
Australian Multi-Currency Term/Working Capital Facility due 2011	48	54
Brazilian bank loans	70	65
Capital Leases	10	11
Other	24	24
Total non-affiliated debt	3,570	3,402
Affiliated debt:
Affiliated borrowings due on demand	2	4
Affiliated term loan due 2011	100	100
Total affiliated debt	102	104
Total debt	$3,672	$3,506
Financial Instruments
Our various interest rate swap agreements are designed to offset cash flow variability from interest rate fluctuations on our variable rate debt. The notional amounts of the swaps change based on the expected payments on our term loans. As a result of the interest rate swaps, we pay a weighted average fixed rate equal to approximately 7.1% per year and receive a variable rate based on the terms of the underlying debt. See Item 7A – Quantitative and Qualitative Disclosures About Market Risk and Note 9 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for information on our financial instruments. Our most significant financial instruments measured at fair value on a recurring basis are our cross currency and interest rate swaps, which are measured at fair value using significant observable inputs and deemed to be Level 2 inputs.
The fair values of these instruments were determined based on an over-the-counter retail market based pricing model adjusted for nonperformance risk. These financial instruments are in liability positions at December 31, 2010, requiring us to incorporate our credit risk as a component of fair value. We calculated our credit risk adjustment by applying an imputed credit spread, based on the over-the-counter retail market price of our Senior Secured Credit Facility floating rate term loans at December 31, 2010, to the future cash flows of the financial instruments. This did not result in a material reduction in our financial instrument liabilities. A change in the interest rates used in the interest rate yield curve to determine fair value of our financial instruments of 1% would result in an approximate $7 change in fair value.

Covenant Compliance
The instruments that govern our indebtedness contain, among other provisions, restrictive covenants and incurrence tests regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the senior secured credit facilities may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of representation or warranty, most covenant defaults, events of bankruptcy and a change of control. Certain covenants contained in the credit agreement that governs our senior secured credit facilities require us to have a senior secured debt to Adjusted EBITDA ratio less than 4.25:1. The indentures that govern certain of our notes contain an Adjusted EBITDA to Fixed Charges ratio incurrence test which restricts our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet this ratio (measured on a last twelve months, or LTM, basis) of at least 2.0:1.
Fixed Charges are defined as net interest expense excluding the amortization or write-off of deferred financing costs. Adjusted EBITDA is defined as EBITDA adjusted to exclude certain non-cash and non-recurring items and to reflect other permitted adjustments (including the expected future impact of announced acquisitions and in-process cost saving initiatives), in each case as determined under the governing debt agreement. As we are highly leveraged, we believe that including the supplemental adjustments that are made to calculate Adjusted EBITDA in the indentures governing certain of our notes provides additional information to investors to assess our future ability to incur additional debt or make future acquisitions. Adjusted EBITDA and Fixed Charges are not defined terms under GAAP. Adjusted EBITDA is not a measure of financial condition, liquidity or profitability, and should not be considered as an alternative to net income (loss) determined in accordance with GAAP or operating cash flows determined in accordance with GAAP. Additionally, EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not take into account certain items such as interest and principal payments on our indebtedness, depreciation and amortization expense (because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue), working capital needs, tax payments (because the payment of taxes is part of our operations, it is a necessary element of our costs and ability to operate), non-recurring expenses and capital expenditures. Fixed Charges should not be considered an alternative to interest expense.
As of December 31, 2010, we were in compliance with all financial covenants that govern our senior secured credit facilities, including our senior secured debt to Adjusted EBITDA ratio.
Our senior credit facility permits a default in our senior secured leverage ratio covenant to be cured by cash contributions to the Company’s capital from the proceeds of equity purchases or cash contributions to the capital of MSC Holdings, our parent company. Momentive Holdco has agreed to contribute any proceeds from the issuance of preferred or common units under the agreement with Apollo discussed above as a capital contribution to MSC Holdings, and MSC Holdings has agreed to contribute such amounts as a capital contribution to the Company.
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
Based on our projections of 2011 operating results, we expect to be in compliance with all of the financial covenants and tests that are contained in the indentures that govern our notes and our senior secured credit facilities throughout 2011.

Reconciliation of Last Twelve Month Net Income to Adjusted EBITDA
The following table reconciles net income to EBITDA and Adjusted EBITDA, as calculated under certain of the Company's indentures, for the period presented:

Year Ended December 31, 2010
Net income	$214
Income tax expense	35
Loss on extinguishment of debt	30
Interest expense, net	276
Depreciation and amortization expense	166
EBITDA	721
Adjustments to EBITDA:
Terminated merger and settlement income, net(1)	(171)
Non-cash items(2)	5
Unusual items:
Loss on divestitures of assets	2
Net loss from discontinued operations(3)	2
Business realignments(4)	22
Other(5)	43
Total unusual items	69
Productivity program savings(6)	24
Savings from shared services agreement(7)	50
Adjusted EBITDA(8)	$698
Fixed Charges(9)	$246
Ratio of Adjusted EBITDA to Fixed Charges(10)	2.84

(1)
Represents insurance recoveries by our owner in 2010 related to the $200 termination settlement payment that was pushed down and treated as an expense of the Company in 2008. Also represents recognition of insurance settlements related to litigation associated with the terminated Huntsman merger.

(2)	Represents stock-based compensation and unrealized foreign exchange and derivative activity.

(3)	Represents the results of the IAR business.

(4)	Represents plant rationalization and headcount reduction expenses related to productivity programs and other costs associated with business realignments.

(5)
Primarily includes pension expense related to formerly owned businesses, business optimization expenses, management fees, retention program costs, realized foreign currency activity and debt issuance costs related to the January Refinancing Transactions.

(6)	Represents pro forma impact of in-process productivity program savings.

(7)	Represents pro forma impact of in-process savings from the shared services agreement with MPM in conjunction with the Momentive Combination

(8)
Adjusted EBITDA corresponds to the definition of “EBITDA” calculated on a pro forma basis used in certain of the Company's indentures and differs from the calculation of “EBITDA” calculated on a “Pro Forma Basis” used in the Company's credit agreement governing the senior credit facility due primarily to differences in classifications of unrestricted subsidiaries under such agreements.

(9)
Reflects pro forma interest expense based on interest rates at January 28, 2011 as if the January Refinancing Transaction, November Refinancing Transaction, and the execution of the July 2010 Swap had taken place at the beginning of the period.

(10)
We are required to have an Adjusted EBITDA to Fixed Charges ratio of greater than 2.0 to 1.0 to be able to incur additional indebtedness under our indenture for the Second Priority Senior Secured Notes. As of December 31, 2010, the Company was able to satisfy this test and incur additional indebtedness under this indenture.

Contractual Obligations
The following table presents our contractual cash obligations at December 31, 2010. Our contractual cash obligations consist of legal commitments at December 31, 2010 that require us to make fixed or determinable cash payments, regardless of the contractual requirements of the specific vendor to provide us with future goods or services. This table does not include information about most of our recurring purchases of materials used in our production; our raw material purchase contracts do not meet this definition since they generally do not require fixed or minimum quantities. Contracts with cancellation clauses are not included, unless a cancellation would result in a major disruption to our business. For example, we have contracts for information technology support that are cancelable, but this support is essential to the operation of our business and administrative functions; therefore, amounts payable under these contracts are included. These contractual obligations are grouped in the same manner as they are classified in the Consolidated Statement of Cash Flows in order to provide a better understanding of the nature of the obligations.

	Payments Due By Year
Contractual Obligations	2011	2012	2013	2014	2015	2016 and beyond	Total
Operating activities:
Purchase obligations(a)	$280	$203	$176	$39	$24	$121	$843
Interest on fixed rate debt obligations(b)	186	169	168	167	165	581	1,436
Interest on variable rate debt obligations(c)	52	59	51	45	18	6	231
Operating lease obligations	29	21	16	12	10	28	116
Funding of pension and other postretirement obligations(d)	31	38	36	32	29	—	166
Financing activities:
Long-term debt, including current maturities	81	71	474	161	913	1,866	3,566
Capital lease obligations	1	1	1	—	1	6	10
Total	$660	$562	$922	$456	$1,160	$2,608	$6,368

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

(b)	Includes variable rate debt subject to interest rate swap agreements.

(c)	Based on applicable interest rates in effect at December 31, 2010.

(d)
Pension and other postretirement contributions have been included in the above table for the next five years. These amounts include estimated benefit payments to be made for unfunded foreign defined benefit pension plans as well as estimated contributions to our funded defined benefit plans. The assumptions used by our actuaries in calculating these projections includes a weighted average annual return on pension assets of approximately 7% for the years 2011 – 2015 and the continuation of current law and plan provisions. These estimated payments may vary based on the actual return on our plan assets or changes in current law or plan provisions. See Note 13 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for more information on our pension and postretirement obligations.

The table above excludes payments for income taxes and environmental obligations since, at this time, we cannot determine either the timing or the amounts of all payments beyond 2011. At December 31, 2010, we recorded unrecognized tax benefits and related interest and penalties of $112. We estimate that we will pay approximately $43 in 2011 for local, state and international income taxes. We expect non-capital environmental expenditures for 2011 through 2015 totaling $21. See Notes 12 and 16 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on 10-K for more information on these obligations.
Capital Expenditures
We plan to spend between $120 and $130 on capital expenditures in 2011, which will primarily be used for growth, maintenance and environmental projects. We determined this amount through our budgeting and planning process, and it is subject to change at the discretion of our board of directors. We considered future product demand, existing plant capacity and external customer trends. We plan to fund capital expenditures through cash from operations and proceeds from the sale of the IAR business, and if necessary, through available lines of credit.
Off Balance Sheet Arrangements
We had no off-balance sheet arrangements as of December 31, 2010.

Critical Accounting Estimates
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
Our most critical accounting policies, which reflect significant management estimates and judgment to determine amounts in our audited Consolidated Financial Statements, are as follows:
Environmental Remediation and Restoration Liabilities
Accruals for environmental matters are recorded when we believe that it is probable that a liability has been incurred and we can reasonably estimate the amount of the liability. We have accrued approximately $36 and $39 at December 31, 2010 and 2009, respectively, for all probable environmental remediation and restoration liabilities, which is our best estimate of these liabilities. Based on currently available information and analysis, we believe that it is reasonably possible that the costs associated with these liabilities may fall within a range of $24 to $68. This estimate of the range of reasonably possible costs is less certain than the estimates that we make to determine our reserves. To establish the upper limit of this range, we used assumptions that are less favorable to MSC among the range of reasonably possible outcomes, but we did not assume that we would bear full responsibility for all sites to the exclusion of other potentially responsible parties.
Some of our facilities are subject to environmental indemnification agreements, where we are generally indemnified against damages from environmental conditions that occurred or existed before the closing date of our acquisition of the facility, subject to certain limitations.
Income Tax Assets and Liabilities and Related Valuation Allowances
At December 31, 2010 and 2009, we had valuation allowances of $483 and $583, respectively, against all of our net federal, state and some of our net foreign deferred income tax assets. The valuation allowances require an assessment of both negative and positive evidence, such as operating results during the most recent three-year period is given more weight than our expectations of future profitability, which are inherently uncertain. Our losses in the U.S. and certain foreign operations in recent periods represented sufficient negative evidence to require a full valuation allowance against our net federal, state and certain foreign deferred income tax assets. We intend to maintain a valuation allowance against the net deferred income tax assets until sufficient positive evidence exists to support the realization of such assets.
The calculation of our income tax liabilities involves dealing with uncertainties in the application of complex domestic and foreign income tax regulations. Unrecognized tax benefits are generated when there are differences between tax positions taken in a tax return and amounts recognized in the consolidated financial statements. Tax benefits are recognized in the consolidated financial statements when it is more likely than not that a tax position will be sustained upon examination. Tax benefits are measured as the largest amount of benefit that is greater than 50% likely to be realized upon settlement. To the extent we prevail in matters for which liabilities have been established, or are required to pay amounts in excess of our liabilities, our effective income tax rate in a given period could be materially impacted. An unfavorable income tax settlement would require the use of cash and result in an increase in our effective income tax rate in the year it is resolved. A favorable income tax settlement would be recognized as a reduction in the effective income tax rate in the year of resolution. At December 31, 2010 and 2009, we recorded unrecognized tax benefits and related interest and penalties of $112 and $82, respectively.

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

The Company has elected to use the five-year smoothing in the calculation of the market-related value of plan assets, which is used in the calculation of pension expense, as well as to establish the corridor used to determine amortization of unrecognized actuarial gains and losses. This method, which reduces the impact of market volatility on pension expense can result in significant differences in pension expense versus calculating expense based on the fair value of plan assets at the beginning of the period. At December 31, 2010, the market-related value of the Company’s plan assets was $415 versus fair value of $408. Using market-related value of assets to calculate 2011 pension expense reduces expense by approximately $1.
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
The following table presents the sensitivity of our projected pension benefit obligation (“PBO”), accumulated benefit obligation (“ABO”), deficit (“Deficit”) and 2011 pension expense to the following changes in key assumptions:

	Increase / (Decrease) at			Increase / (Decrease)
	December 31, 2010
	PBO	ABO	Deficit	2011 Expense
Assumption:
Increase in discount rate of 0.5%	(35)	(33)	28	—
Decrease in discount rate of 0.5%	38	36	(31)	—
Increase in estimated return on assets of 1.0%	N/A	N/A	N/A	(4)
Decrease in estimated return on assets of 1.0%	N/A	N/A	N/A	4
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

Prior to 2010, we performed our annual impairment test at December 31. However, as a result of the Momentive Combination, we have changed the annual goodwill impairment testing date to October 1. This change was made to conform with the accounting policy and annual impairment testing date of our accounting acquirer, MPM Holdings and our ultimate parent, Momentive Holdco. Accordingly, we consider this accounting change preferable. This change does not accelerate, delay, avoid or cause an impairment charge, nor does this change result in adjustments to previously issued financial statements. The annual goodwill impairment testing was performed as of October 1, 2010. Consideration was given to the period between the testing date and December 31, 2010, concluding that no facts or circumstances arose that would lead to a different conclusion as of December 31, 2010.

As of October 1, 2010, the fair value of each of our remaining reporting units exceeded the carrying amount of assets and liabilities assigned to each unit. A 20% decrease in the EBITDA multiple or a 20% increase in the interest rate used to calculate the discounted cash flows would not result in any reporting units failing the first step of our goodwill impairment analysis.

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
The following table summarizes our derivative financial instruments as of December 31, 2010 and 2009, which are recorded as Other current liabilities in the Consolidated Balance Sheets. Fair values are determined from quoted market prices at these dates.

	2010				2009
Liability Derivatives	Average Days To Maturity	Average Contract Rate	Notional Amount	Fair Value Liability	Average Days to Maturity	Average Contract Rate	Notional Amount	Fair Value Liability
Derivatives designated as hedging instruments
Interest Rate Swaps
Interest swap – 2007	4	—	$375	$(5)	366	—	$650	$(28)
Interest swap – 2010	732	—	350	(2)	—	—	—	—
Total derivatives designated as hedging instruments				$(7)				$(28)
Derivatives not designated as hedging instruments
Foreign Exchange and Interest Rate Swaps
Cross-Currency and Interest Rate Swap	273	1.2038	$25	$(3)	638	1.2038	$25	$(5)
Interest Rate Swap
Interest swap - Australia Multi-Currency Term	364	—	22	—	729	—	23	(1)
Commodity Contracts
Electricity contracts	—	—	4	—	—	—	3	(1)
Natural gas futures	—	—	2	—	—	—	3	—
Total derivatives not designated as hedging instruments				$(3)				$(7)
Foreign Exchange Risk. Our international operations accounted for approximately 57% and 58% of our sales in 2010 and 2009, respectively. As a result, we have significant exposure to foreign exchange risk on transactions that can potentially be denominated in many foreign currencies. These transactions include foreign currency denominated imports and exports of raw materials and finished goods (both intercompany and third party) and loan repayments. The functional currency of our operating subsidiaries is the related local currency.
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

The remaining portion of the cross-currency and interest rate swap was renegotiated and amended with the respective counterparties, effective September 30, 2008, in order to offset the ongoing balance sheet and interest rate exposures and cash flow variability associated with the exchange rate fluctuations of a non-U.S. subsidiary’s U.S. dollar denominated floating rate term loan. The amended swap agreement requires us to sell euros in exchange for U.S. dollars at a rate of 1.2038. We also will pay a variable rate equal to Euribor plus 390 basis points and will receive a variable rate equal to the U.S. dollar LIBOR plus 250 basis points. The amount we receive under this agreement is approximately equal to the non-U.S. subsidiary’s interest rate on its $290 term loan. This amended swap agreement has an initial notional amount of $25 that amortizes quarterly on a straight line basis to $24, prior to maturing on September 30, 2011. We paid a weighted average interest rate of 4.6% and 5.5% and received a weighted average interest rate of 2.8% and 3.4% on these amended swap agreements in 2010 and 2009, respectively.

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
In January 2007, we entered into a three-year interest rate swap agreement designed to offset cash flow variability associated with interest rate fluctuations on our variable rate debt. This swap became effective on January 1, 2008. The initial notional amount of the swap was $300, but increased to $700 before amortizing down to $375. As a result of the interest rate swaps, we pay a fixed rate equal to approximately 7.2% per year and receive a variable rate based on the terms of the underlying debt. We account for this swap as a qualifying cash flow hedge.
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
In February 2007, to effectively fix the interest rate on approximately $30 of our Australian Multi-Currency Term / Working Capital Facility, we entered into interest rate swap agreements with two counterparties for an initial notional amount of AUD $35, which amortizes quarterly based on the expected loan payments. The swap agreements terminate December 30, 2011. We pay a fixed interest rate of 6.6% and receive a floating rate based on the terms of the underlying debt. We have not applied hedge accounting to this derivative instrument.
Some of our debt, including debt under our floating rate notes and borrowings under our Senior Secured Credit Facilities, is at variable interest rates that expose us to interest rate risk. If interest rates increase, our debt service obligations on variable rate debt would increase even though the amount borrowed would not increase. Including variable rate debt that is subject to interest rate swap agreements, assuming the amount of our variable debt, as adjusted for the Amendment and Offering Transactions, remains the same, an increase of 1% in the interest rates on our variable rate debt would increase our 2010 estimated debt service requirements by approximately $14. See additional discussion about interest rate risk in Item 1A of Part I of this Annual Report on Form 10-K.

Following is a summary of our outstanding non-affiliated debt as of December 31, 2010 and 2009 (See Note 10 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for additional information on our debt). The fair value of our publicly held debt is based on the price at which the bonds are traded or quoted at December 31, 2010 and 2009. All other debt fair values are determined from quoted market interest rates at December 31, 2010 and 2009.

	2010			2009
Year	Non-affiliated Debt Maturities	Weighted Average Interest Rate	Fair Value	Non-affiliated Debt Maturities	Weighted Average Interest Rate	Fair Value
2010				$78	4.5%	$75
2011	$82	6.4%	$82	112	4.5%	104
2012	72	6.4%	71	30	4.5%	27
2013	475	6.7%	461	2,183	5.5%	1,867
2014	161	7.0%	154	678	8.7%	644
2015	914	7.6%	901	25	8.7%	20
2016 and beyond	1,872	7.8%	1,944	296	8.4%	214
	$3,576		$3,613	$3,402		$2,951
We do not use derivative financial instruments in our investment portfolios. Our cash equivalent investments and short-term investments are made in instruments that meet the credit quality standards that are established in our investment policies, which also limits the exposure to any one issue. At December 31, 2010 and 2009, we had $80 and $64, respectively, invested at average rates of 2% and 2%, respectively, primarily in interest-bearing time deposits. Due to the short maturity of our cash equivalents, the carrying value of these investments approximates fair value. Our short-term investments are recorded at cost which approximates fair value. Our interest rate risk is not significant. A 1% increase or decrease in interest rates on invested cash would not have had a material effect on our net income and cash flows for the years ended December 31, 2010 and 2009.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MOMENTIVE SPECIALTY CHEMICALS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In millions)	2010	2009	2008
Net sales	$4,818	$3,751	$5,690
Cost of sales	4,074	3,260	5,091
Gross profit	744	491	599
Selling, general and administrative expense	344	320	360
Terminated merger and settlement (income) expense, net	(171)	(62)	1,027
Integration costs (See Note 2)	—	—	27
Asset impairments (See Note 2)	—	49	15
Business realignment costs (See Note 2)	22	41	32
Other operating expense, net	5	10	9
Operating income (loss)	544	133	(871)
Interest expense, net	276	223	303
Loss (gain) on extinguishment of debt (See Note 10)	30	(224)	—
Other non-operating (income) expense, net	(5)	—	6
Income (loss) from continuing operations before income tax and earnings from unconsolidated entities	243	134	(1,180)
Income tax expense (benefit) (See Note 16)	35	(8)	(16)
Income (loss) from continuing operations before earnings from unconsolidated entities	208	142	(1,164)
Earnings from unconsolidated entities, net of taxes	8	2	2
Net income (loss) from continuing operations	216	144	(1,162)
Net loss from discontinued operations, net of taxes (See Note 3)	(2)	(27)	(23)
Net income (loss)	214	117	(1,185)
Net income attributable to noncontrolling interest	—	(3)	(5)
Net income (loss) attributable to Momentive Specialty Chemicals Inc.	$214	$114	$(1,190)
Comprehensive income (loss) attributable to Momentive Specialty Chemicals Inc.	$203	$211	$(1,362)
See Notes to Consolidated Financial Statements

MOMENTIVE SPECIALTY CHEMICALS INC.
CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	December 31, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents (including restricted cash of $6 and $7, respectively) (See Note 2)	$186	$142
Short-term investments	6	10
Accounts receivable (net of allowance for doubtful accounts of $25 and $24, respectively)	547	423
Inventories:
Finished and in-process goods	279	245
Raw materials and supplies	117	95
Other current assets	80	77
Current assets of discontinued operations (See Note 3)	180	101
Total current assets	1,395	1,093
Other assets	153	99
Property and equipment
Land	80	88
Buildings	305	299
Machinery and equipment	2,268	2,314
	2,653	2,701
Less accumulated depreciation	(1,365)	(1,321)
	1,288	1,380
Goodwill (See Note 7)	169	177
Other intangible assets, net (See Note 7)	132	151
Noncurrent assets of discontinued operations (See Note 3)	—	73
Total assets	$3,137	$2,973
Liabilities and Deficit
Current liabilities
Accounts and drafts payable	$430	$457
Debt payable within one year (See Note 10)	82	78
Affiliated loans payable	2	4
Interest payable	69	36
Income taxes payable	24	35
Accrued payroll and incentive compensation	66	47
Other current liabilities	152	191
Current liabilities of discontinued operations (See Note 3)	40	40
Total current liabilities	865	888
Long-term debt (See Note 10)	3,488	3,324
Affiliated long-term debt (See Note 10)	100	100
Long-term pension and post employment benefit obligations (See Note 13)	208	224
Deferred income taxes (See Note 16)	110	116
Other long-term liabilities	160	136
Advance from affiliates (See Note 6)	225	225
Noncurrent liabilities of discontinued operations (See Note 3)	—	9
Total liabilities	5,156	5,022
Commitments and contingencies (See Notes 10 and 12)
Deficit
Common stock - $0.01 par value; 300,000,000 shares authorized, 170,605,906 issued and 82,556,847 outstanding at December 31, 2010 and 2009	1	1
Paid-in capital	324	485
Treasury stock, at cost – 88,049,059 shares	(296)	(296)
Note receivable from parent	(24)	(24)
Accumulated other comprehensive income	88	99
Accumulated deficit	(2,115)	(2,328)
Total Momentive Specialty Chemicals Inc. shareholder's deficit	(2,022)	(2,063)
Noncontrolling interest	3	14
Total deficit	(2,019)	(2,049)
Total liabilities and deficit	$3,137	$2,973
See Notes to Consolidated Financial Statements

MOMENTIVE SPECIALTY CHEMICALS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2010	2009	2008
Cash flows provided by (used in) operating activities
Net income (loss)	$214	$117	$(1,185)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	172	178	203
Loss (gain) on extinguishment of debt (See Note 10)	30	(224)	—
Push-down of (income) expense (recovered) paid by shareholder (See Note 2)	(163)	(37)	200
Write-off of deferred acquisition costs	—	—	101
Deferred tax provision (benefit)	(10)	(7)	(13)
Non-cash impairments and accelerated depreciation	—	57	33
Cash settlement of derivatives	—	—	37
Other non-cash adjustments	10	(5)	(4)
Net change in assets and liabilities:
Accounts receivable	(142)	128	231
Inventories	(65)	99	99
Accounts and drafts payable	(16)	95	(299)
Income taxes payable	12	6	(10)
Other assets, current and non-current	(16)	2	8
Other liabilities, current and long-term	19	(54)	(33)
Net cash provided by (used in) operating activities	45	355	(632)
Cash flows used in investing activities
Capital expenditures	(119)	(131)	(134)
Capitalized interest	(1)	(5)	—
Proceeds from matured debt securities	4	—	—
Change in restricted cash	2	2	(6)
Deconsolidation of variable interest entities	(4)	—	—
Purchases of investments	—	(2)	(7)
Proceeds from the sale of assets	14	4	13
Investment in unconsolidated affiliates, net	5	—	—
Net cash used in investing activities	(99)	(132)	(134)
Cash flows provided by (used in) financing activities
Net short-term debt (repayments) borrowings	(7)	(10)	8
Borrowings of long-term debt	2,356	1,155	1,092
Repayments of long-term debt	(2,177)	(1,404)	(929)
(Repayments) borrowings of affiliated debt	(3)	104	—
Purchase of note receivable due from parent	—	(24)	—
Capital contribution from parent (See Note 14)	—	—	325
Advance from affiliates (See Note 6)	—	—	225
Payment of dividends on common stock	—	(10)	(2)
Long-term debt and credit facility financing fees	(72)	(5)	—
(Deconsolidation) consolidation of noncontrolling interest in variable interest entity	—	(24)	24
Payment of dividends to noncontrolling interest holder	—	(4)	—
Cash settlement of derivatives	—	—	(37)
Net cash provided by (used in) financing activities	97	(222)	706
Effect of exchange rates on cash and cash equivalents	2	13	(18)
Increase (decrease) in cash and cash equivalents	45	14	(78)
Cash and cash equivalents at beginning of year	135	121	199
Cash and cash equivalents (unrestricted) at end of year	$180	$135	$121
Supplemental disclosures of cash flow information
Cash paid for:
Interest, net	$235	$234	$298
Income taxes (refunded) paid, net	36	(6)	7
See Notes to Consolidated Financial Statements

MOMENTIVE SPECIALTY CHEMICALS INC.
CONSOLIDATED STATEMENTS OF DEFICIT AND COMPREHENSIVE INCOME (LOSS)

(In millions)	Common Stock	Paid-in Capital (Deficit)	Treasury Stock	Note Receivable From Parent	Accumulated Other Comprehensive Income (loss) (a)	Accumulated Deficit	Noncontrolling Interest	Total
Balance at December 31, 2007	$1	$(13)	$(296)	$—	$174	$(1,252)	$12	(1,374)
Net loss	—	—	—	—	—	(1,190)	5	(1,185)
Translation adjustments	—	—	—	—	(84)	—	—	(84)
Net deferred losses on cash flow hedges recognized in comprehensive income	—	—	—	—	(10)	—	—	(10)
Loss recognized from pension and postretirement benefits, net of tax	—	—	—	—	(78)	—	—	(78)
Comprehensive loss								(1,357)
Dividends declared to noncontrolling interest holder	—	—	—	—	—	—	(2)	(2)
Capital contribution from parent (See Note 14)	—	325	—	—	—	—	—	325
Push-down of expense paid by shareholder (See Note 2)	—	200	—	—	—	—	—	200
Consolidation of variable interest entity	—	—	—	—	—	—	24	24
Stock-based compensation expense	—	5	—	—	—	—	—	5
Balance at December 31, 2008	1	517	(296)	—	2	(2,442)	39	(2,179)
Net income	—	—	—	—	—	114	3	117
Translation adjustments	—	—	—	—	64	—	1	65
Net deferred losses on cash flow hedges reclassified to income	—	—	—	—	15	—	—	15
Gain recognized from pension and postretirement benefits, net of tax	—	—	—	—	18	—	—	18
Comprehensive income								215
Dividends declared to noncontrolling interest holder	—	—	—	—	—	—	(5)	(5)
Push-down of recovery of expense paid by shareholder (See Note 2)	—	(37)	—	—	—	—	—	(37)
Deconsolidation of variable interest entity (See Note 8)	—	—	—	—	—	—	(24)	(24)
Purchase of note receivable due from parent (See Note 6)	—	—	—	(24)	—	—	—	(24)
Stock-based compensation expense	—	5	—	—	—	—	—	5
Balance at December 31, 2009	1	485	(296)	(24)	99	(2,328)	14	(2,049)
Net income	—	—	—	—	—	214	—	214
Translation adjustments	—	—	—	—	(23)	—	(1)	(24)
Net deferred losses on cash flow hedges reclassified to income	—	—	—	—	18	—	—	18
Loss recognized from pension and postretirement benefits, net of tax	—	—	—	—	(6)	—	—	(6)
Comprehensive income								202
Push-down of recovery of expense paid by shareholder (See Note 2)	—	(163)	—	—	—	—	—	(163)
Impact of adoption of new accounting guidance for variable interest entities (See Note 2)	—	—	—	—	—	(1)	(10)	(11)
Stock-based compensation expense	—	2	—	—	—	—	—	2
Balance at December 31, 2010	$1	$324	$(296)	$(24)	$88	$(2,115)	$3	$(2,019)

(a)
Accumulated other comprehensive income at December 31, 2010 represents $173 of net foreign currency translation gains, net of tax, $2 of net deferred losses on cash flow hedges and a $83 loss, net of tax, relating to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement benefit plans (see Note 13). Accumulated other comprehensive income at December 31, 2009 represents $196 of net foreign currency translation gains, net of tax, $20 of net deferred losses on cash flow hedges and a $77 unrealized loss, net of tax, related to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement plans. Accumulated other comprehensive income at December 31, 2008 represents $132 of net foreign currency translation gains, net of tax, $35 of net deferred losses on cash flow hedges and a $95 loss, net of tax, relating to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement benefit plans (see Note 13).

See Notes to Consolidated Financial Statements

MOMENTIVE SPECIALTY CHEMICALS INC.
Notes to Consolidated Financial Statements
(In millions, except share data)

1. Background and Basis of Presentation
Based in Columbus, Ohio, Momentive Specialty Chemicals Inc. (formerly known as Hexion Specialty Chemicals, Inc.), (which may be referred to "MSC"or the "Company") serves global industrial markets through a broad range of thermoset technologies, specialty products and technical support for customers in a diverse range of applications and industries. At December 31, 2010, the Company has 80 active production and manufacturing facilities, with 34 located in the United States. Our business is organized based on the products that we offer and the markets that we serve. At December 31, 2010, we had three reportable segments: Epoxy and Phenolic Resins, Formaldehyde and Forest Products Resins and Coatings.
Hexion Formation
The Company was formed on May 31, 2005 by combining three Apollo Management, L.P. controlled companies: Resolution Performance Products, LLC (“Resolution Performance”), Resolution Specialty Materials, Inc. (“Resolution Specialty”) and Borden Chemical, Inc. (“Borden Chemical”), including Bakelite Aktiengesellschaft (“Bakelite”). We refer to this combination as the “Hexion Formation”.
Momentive Combination
On October 1, 2010, our parent, Momentive Specialty Chemicals Holdings LLC (“MSC Holdings”, formerly known as Hexion LLC) and Momentive Performance Materials Holdings Inc. ("MPM Holdings"), the parent company of Momentive Performance Materials Inc. ("MPM"), became subsidiaries of a newly formed holding company, Momentive Performance Materials Holdings LLC ("Momentive Holdco"). We refer to this transaction as the "Momentive Combination".
At the time of the Momentive Combination, Hexion LLC changed its name to Momentive Specialty Chemicals Holdings LLC and Hexion Specialty Chemicals, Inc. changed its name to Momentive Specialty Chemicals Inc. As a result of the Momentive Combination, Momentive Holdco became the ultimate parent entity of MPM and MSC. Momentive Holdco is controlled by investment funds (the “Apollo Funds”) managed by affiliates of Apollo Management Holdings, L.P. (together with Apollo Global Management, LLC and its subsidiaries, “Apollo”). Apollo may also be referred to as the Company’s owner.
As of December 31, 2010, the Company has elected not to apply push-down accounting of its parent's basis as a result of the Momentive Combination because it is a public reporting registrant as a result of significant public debt that was outstanding before and after the Momentive Combination.
2. Summary of Significant Accounting Policies
Principles of Consolidation—The Consolidated Financial Statements include the accounts of the Company, its majority-owned subsidiaries in which minority shareholders hold no substantive participating rights, and variable interest entities in which the Company has the power to direct the activities that most significantly impact the variable interest entities' economic performance. Intercompany accounts and transactions are eliminated in consolidation. The Company’s share of the net earnings of 20% to 50% owned companies, for which it has the ability to exercise significant influence over operating and financial policies (but not control), are included in Earnings from unconsolidated entities in the Consolidated Statements of Operations. Investments in the other companies are carried at cost.
The Company has recorded a noncontrolling interest for the equity interests in consolidated subsidiaries that are not 100% owned.
The Company's unconsolidated investments accounted for under the equity method of accounting include the following:
•50% ownership interest in HA International, Inc, a joint venture that manufactures foundry resins
•50% ownership interest in Hexion Shchekinoazot B.V. that manufactures forest products resins Russia.

•	50% ownership interest in Asia Dekor Borden (Hong Kong) Chemical Company, a joint venture that manufactures formaldehyde and resins in China

•	49.99% interest in Hexion UV Coatings (Shanghai) Co., Ltd, a joint venture that manufactures UV-curable coatings and adhesives in China.
Foreign Currency Translations—Assets and liabilities of foreign affiliates are translated at the exchange rates in effect at the balance sheet date. Income, expenses and cash flows are translated at average exchange rates during the year. In addition, gains or losses related to the Company’s intercompany loans payable and receivable denominated in a foreign currency other than the subsidiary’s functional currency that are deemed to be permanently invested are remeasured to cumulative translation. The effect of translation is accounted for as an adjustment to Deficit and is included in Accumulated other comprehensive income. Transaction gains and losses are included as a component of Net income (loss). The Company recognized transaction gains (losses) of $8, $4 and $(31) for the years ended December 31, 2010, 2009 and 2008, respectively.

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
Terminated merger and settlement (income) expense, net—The Company recognized net Terminated merger and settlement income, net of $171 for the year ended December 31, 2010. The amount primarily includes income of $163 for insurance recoveries by the Company's owner related to the $200 settlement payment made by the Company's owner that had been treated as an expense of the Company in 2008. As of December 31, 2010, the Company's owner has recovered the $200 settlement payment in full. Terminated merger and settlement (income) expense, net also includes income of $8 in insurance recoveries recorded by the Company related to the settlement of the New York Shareholder Action (See Note 12).
The Company recognized net Terminated merger and settlement income, net of $62 for the year ended December 31, 2009. The Company recognized income during the year of $51 as the Company negotiated reductions on certain of its merger related service provider liabilities and $37 in insurance recoveries by the Company's owner related to the $200 settlement payment made by Apollo that was treated as an expense of the Company in 2008. The income was partially offset by legal contingency accruals.
The Company incurred Terminated merger and settlement expense, net totaling $1,027 for the year ended December 31, 2008. The costs represent the $325 termination fee, the $225 settlement payment, the non-cash push-down of settlement costs paid by Apollo of $200 and the litigation costs associated with the terminated merger. These costs also include the write-off of previously deferred acquisition costs and legal, consulting, accounting and tax costs related to the terminated merger agreement and associated litigation.
 Cash and Cash Equivalents—The Company considers all highly liquid investments that are purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2010 and 2009, the Company had interest-bearing time deposits and other cash equivalent investments of $75 and $54, respectively. They are included in the Consolidated Balance Sheets as a component of Cash and cash equivalents. The Company does not present cash flows from discontinued operations separately in the Consolidated Statement of Cash Flows.
Investments—Investments with original maturities greater than 90 days but less than one year are included on the Consolidated Balance Sheets as Short-term investments. At December 31, 2010 and 2009, the Company had Brazilian real denominated U.S. dollar index investments of $6 and $10, respectively. These investments, which are classified as held-to-maturity securities, are recorded at cost, which approximates fair value.
Allowance for Doubtful Accounts—The allowance for doubtful accounts is estimated using factors such as customer credit ratings and past collection history. Receivables are charged against the allowance for doubtful accounts when it is probable that the receivable will not be recovered.
Inventories—Inventories are stated at lower of cost or market using the first-in, first-out method. Costs include direct material, direct labor and applicable manufacturing overheads, which are based on normal production capacity. Abnormal manufacturing costs are recognized as period costs and fixed manufacturing overheads are allocated based on normal production capacity. An allowance is provided for excess and obsolete inventories based on management’s review of inventories on-hand compared to the estimated future usage and sales. Inventories in the Consolidated Balance Sheets are presented net of an allowance for excess and obsolete inventory of $9 and $10 at December 31, 2010 and 2009, respectively.
Deferred Expenses—Deferred financing costs are presented as a component of Other assets in the Consolidated Balance Sheets and are amortized over the life of the related debt or credit facility using the effective interest method. Upon extinguishment of any of the debt, the related debt issuance costs are written off. At December 31, 2010 and 2009, the Company’s unamortized deferred financing costs were $65 and $34, respectively.
Property and Equipment—Land, buildings and machinery and equipment are stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of properties (the average estimated useful life for buildings is 20 years and 15 years for machinery and equipment). Assets under capital leases are amortized over the lesser of their useful life or the lease term. Major renewals and betterments are capitalized. Maintenance, repairs, minor renewals and turnarounds (periodic maintenance and repairs to major units of manufacturing facilities) are expensed as incurred. When property and equipment is retired or disposed of, the asset and related depreciation are removed from the accounts and any gain or loss is reflected in operating income. The Company capitalizes interest costs that are incurred during the construction of property and equipment. Depreciation expense was $151, $152 and $182 for the years ended December 31, 2010, 2009 and 2008, respectively.
Capitalized Software—The Company capitalizes certain costs, such as software coding, installation and testing, that are incurred to purchase or create and implement computer software for internal use. Amortization is recorded on the straight-line basis over the estimated useful lives ranging from 1 to 5 years.

Goodwill and Intangibles—The excess of purchase price over net tangible and identifiable intangible assets of businesses acquired is carried as Goodwill in the Consolidated Balance Sheets. Separately identifiable intangible assets that are used in the operations of the business (e.g., patents and technology, customer lists and contracts) are recorded at cost (fair value at the time of acquisition) and reported as Other intangible assets on the Consolidated Balance Sheets. The Company does not amortize goodwill or indefinite-lived intangible assets. Intangible assets with determinable lives are amortized on a straight-line basis over the shorter of the legal or useful life of the assets, which range from 1 to 30 years. See Note 8.
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
During the years ended December 31, 2009 and 2008, asset impairments of $49 and $15, respectively, were included in Asset impairments in the Consolidated Statements of Operations. In addition, during the years ended December 31, 2010 and 2009, accelerated depreciation on closing facilities of $1 and $6, respectively, was included in Other operating expense, net on the Consolidated Statements of Operations.
Long-Lived and Amortizable Intangible Assets
In 2009, the Company recorded impairment charges of $44 in the Epoxy and Phenolic Resins segment and $2 in the Coatings segment as a result of the Company’s decision to indefinitely idle certain production lines. In addition, the Company recorded miscellaneous impairments of $3 related to the closure of R&D facilities in the Formaldehyde and Forest Products Resins and Epoxy and Phenolic Resins segments.

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

Prior to 2010, the Company performed its annual impairment test at December 31. However, as a result of the Momentive Combination, the Company has changed the annual goodwill impairment testing date to October 1. This change was made to conform with the accounting policy and annual impairment testing date of the Company's accounting acquirer, MPM Holdings and the Company's ultimate parent, Momentive Holdco. Accordingly, the Company considers this accounting change preferable. This change does not accelerate, delay, avoid or cause an impairment charge, nor does this change result in adjustments to previously issued financial statements. The annual goodwill impairment testing was performed as of October 1, 2010. Consideration was given to the period between the testing date and December 31, 2010, concluding that no facts or circumstances arose that would lead to a different conclusion as of December 31, 2010.
At October 1, 2010, the fair value of the remaining reporting units exceeded the carrying amount of assets (including goodwill) and liabilities assigned to the units. At December 31, 2009, the fair value of the remaining reporting units exceeded the carrying amount of assets (including goodwill) and liabilities assigned to the units. In the fourth quarter of 2008, the Company recognized goodwill impairments in its Coatings segment of $7 as a result of the continued weakness in the housing and construction markets and competitive pressures in these reporting units, resulting in lower future reporting unit earnings and cash flows than previously projected.
General Insurance—The Company is generally insured for losses and liabilities for workers’ compensation, physical damage to property, business interruption and comprehensive general, product and vehicle liability under high-deductible insurance policies. The Company records losses when a loss has been incurred and is estimable and amortizes premiums over the life of the respective insurance policies. The Company records losses when a loss has been incurred and is estimable.
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
Research and Development Costs—Funds are committed to research and development activities for technical improvement of products and processes that are expected to contribute to future earnings. All costs associated with research and development are charged to expense as incurred. Research and development and technical service expense was $58, $57 and $68 for the years ended December 31, 2010, 2009 and 2008, respectively and is included in Selling, general and administrative expense in the Consolidated Statements of Operations.
Integration Costs—The Company incurred Integration costs totaling $27 for the year ended December 31, 2008. This represents costs to implement a single, company-wide, management information and accounting system and a new consolidations and financial reporting system, as well as, redundancy and plant rationalization costs and incremental administrative costs from integration programs that resulted from the Hexion Formation and recent acquisitions. The Company records these expenses as incurred.

Business Realignment Costs—The Company incurred Business realignment costs totaling $22, $41 and $32 for the years ended December 31, 2010, 2009 and 2008, respectively. These costs primarily represent expenses to implement productivity savings programs to reduce the Company's cost structure and align manufacturing capacity with current volume demands (See Note 4). For the year ended December 31, 2008, these costs also represent minor restructuring programs related to headcount reduction costs associated with plant closures and divestitures.
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
Transfers of Financial Assets—The Company executes factoring and sales agreements with respect to its trade accounts receivable to support its working capital requirements. The Company accounts for these transactions as either sales-type or financing-type transfers of financial assets based on the terms and conditions of each agreement. For the portion of the sales price that is deferred in a reserve account and subsequently collected, the Company's policy is to classify the cash in-flows as cash flows from operating activities as the predominant source of the cash flows pertains to the Company's trade accounts receivable. The Company generated (used) $4 and $(5) of cash for the years ended December 31, 2010 and 2009, respectively, related to the reserve account. When the Company retains the servicing rights on the transfers of accounts receivable, it measures these rights at fair value, if material. See Note 8.

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
Concentrations of Supplier Risk—The Company relies on long-term agreements with key suppliers for most of its raw materials. The loss of a key source of supply or a delay in shipments could have an adverse effect on its business. Should any of the suppliers fail to deliver or should any of the key long-term supply contracts be canceled, the Company would be forced to purchase raw materials at current market prices. The Company’s largest supplier provides 9% of raw material purchases. In addition, several of the feedstocks at various facilities are transported through a pipeline from one supplier.
Subsequent Events—The Company evaluates all subsequent events from December 31, 2010 through the time that it files its Consolidated Financial Statements.
Reclassifications—Certain prior period balances have been reclassified to conform with current presentations.
Recently Issued Accounting Standards
Newly Adopted Accounting Standards
In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 166, Accounting for Transfers of Financial Assets which was codified in December 2009 as Accounting Standards Update No. 2009-16: Accounting for Transfers of Financial Assets (“ASU 2009-16”). ASU 2009-16 removes the concept of a qualifying special-purpose entity (“QSPE”) and as a result eliminates the scope exception for QSPE’s. ASU 2009-16 also changes the criteria for a transfer of financial assets to qualify as a sales-type transfer. The Company adopted ASU 2009-16 on January 1, 2010. The adoption of ASU 2009-16 did not have a material impact on the Company's Consolidated Financial Statements.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) which was codified in December 2009 as Accounting Standards Update No. 2009-17: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 amends current guidance requiring an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a VIE. The Company adopted ASU 2009-17 on January 1, 2010. The Company does not have the power to direct the activities that most significantly impact two of its VIEs’ economic performance, and therefore, the Company does not have a controlling financial interest in these VIEs. As a result of the adoption of this guidance, the Company deconsolidated these two VIEs from its Consolidated Financial Statements, including its foundry joint venture between the Company and Delta-HA, Inc (“HAI”). The deconsolidation resulted in a net decrease in assets of $19, liabilities of $8 and noncontrolling interest of $10 and an increase to Accumulated deficit of $1 for the cumulative effect of adoption on January 1, 2010.
3. Discontinued Operations

On January 31, 2011, the Company sold its Inks and Adhesive Resins (“IAR”) business to Harima Chemicals Inc (the "Buyer") for a purchase price of $120. The Buyer also paid $14 for cash and $8 for working capital transferred to the Buyer at the time of closing as part of the purchase agreement, less indebtedness and pension plan liability transferred to the Buyer of $4. A subsequent adjustment to the purchase price may be made based upon the final settlement as defined by the Purchase Agreement.

In conjunction with the sale, as part of a Transitional Services Agreement, the Company will provide certain transitional services to the Buyer for a period of six months. The purpose of these services is to provide short-term assistance to the Buyer in assuming the operations of the IAR business. These services do not confer to the Company the ability to influence the operating or financial policies of the IAR business under its new ownership. The Company’s cash inflows and outflows from these services are expected to be insignificant during the transition period.

The IAR business is engaged in the production of naturally derived resins and related products primarily used for the manufacture of printing inks, adhesives, synthetic rubber, specialty coatings and aroma chemicals and includes 11 manufacturing facilities in the United States, Europe and the Asia-Pacific region. The IAR business had 2010 net sales of approximately $356 and pre-tax income of $2 and was previously reported within the Coatings and Inks segment. The IAR business is reported as a discontinued operation as of December 31, 2010 and for all periods presented. In addition, the Company incurred approximately $4 in transaction and other costs, which is presented in Loss from discontinued operations in the Consolidated Statement of Operations.

The Company has recorded an estimated loss on sale of the IAR business of $1 for the year ended December 31, 2010, which is included within Loss from discontinued operations in the Consolidated Statement of Operations.

The aggregate carrying value of the IAR business was $140 as of December 31, 2010. The major classes of assets and liabilities of discontinued operations included in the Consolidated Balance Sheets are as follows:

	December 31, 2010	December 31, 2009
Assets:
Accounts Receivable	$69	$55
Inventories	42	40
Other current assets	6	6
Total current assets	117	101
Property and equipment, net	54	61
Other intangible assets, net	6	7
Other assets	3	5
Total noncurrent assets	63	73
Total assets of discontinued operations	$180	$174

Liabilities:
Accounts and drafts payable	$24	$24
Other current liabilities	7	16
Total current liabilities	31	40
Long-term debt	4	4
Other long-term liabilities	5	5
Total noncurrent liabilities	9	9
Total liabilities of discontinued operations	$40	$49

4. Productivity Program
At December 31, 2010, the Company had $24 of in-process productivity savings expected to be achieved over the remaining life of the projects. The Company estimates that these cost reduction activities will occur over the next 6 months. The net costs to achieve these productivity savings is estimated at $3, including restructuring costs described below and expected capital expenditures related to productivity savings programs.

 The following table summarizes restructuring information by type of cost:

	Workforce reductions	Site closure costs	Other projects	Total
Restructuring costs expected to be incurred	$47	$9	$5	$61
Cumulative restructuring costs incurred through December 31, 2010	$47	$5	$4	$56

Accrued liability at December 31, 2007	$—	$—	$—	$—
Restructuring charges	12	—	—	12
Payments	(1)	—	—	(1)
Accrued liability at December 31, 2008	11	—	—	11
Restructuring charges	25	2	2	29
Payments	(17)	(2)	(2)	(21)
Foreign currency translation	1	—	—	1
Accrued liability at December 31, 2009	20	—	—	20
Restructuring charges	10	3	2	15
Payments	(23)	(3)	(2)	(28)
Accrued liability at December 31, 2010	$7	$—	$—	$7

Workforce reduction costs primarily relate to employee termination costs and are accounted for under the guidance for nonretirement postemployment benefits or as exit and disposal costs, as applicable. During the years ended December 31, 2010 , 2009 and 2008 restructuring charges of $15, $29 and $12, respectively, were recorded in Business realignment costs on the Consolidated Statements of Operations. At December 31, 2010 and 2009, the Company had accrued $7 and $20, respectively, for restructuring liabilities in Other current liabilities in the Consolidated Balance Sheets.
The following table summarizes restructuring information by reporting segment:

	Epoxy and Phenolic Resins	Formaldehyde and Forest Products	Coatings	Corporate and Other	Total
Restructuring costs expected to be incurred	$30	$6	$18	$7	$61
Cumulative restructuring costs incurred through December 31, 2010	$29	$5	$15	$7	$56

Accrued liability at December 31, 2007	$—	$—	$—	$—	$—
Restructuring charges	7	1	1	3	12
Payments	—	—	(1)	—	(1)
Accrued liability at December 31, 2008	7	1	—	3	11
Restructuring charges	15	3	7	4	29
Payments	(9)	(2)	(6)	(4)	(21)
Foreign currency translation	1	—	—	—	1
Accrued liability at December 31, 2009	14	2	1	3	20
Restructuring charges	7	1	7	—	15
Payments	(17)	(2)	(7)	(2)	(28)
Accrued liability at December 31, 2010	$4	$1	$1	$1	$7

5. Divestitures
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
6. Related Party Transactions
Administrative Service, Management and Consulting Arrangements
The Company is subject to a seven-year Amended and Restated Management Consulting Agreement with Apollo (the “Management Consulting Agreement”) that terminates on May 31, 2012 under which the Company receives certain structuring and advisory services from Apollo and its affiliates. The annual fees under the Management Consulting Agreement is $3. Due to the recent economic downturn, Apollo suspended its 2009 annual fees but has reinstated the fees in 2010. The Management Consulting Agreement provides indemnification to Apollo and its affiliates and their directors, officers and representatives for potential losses arising from these services.
Under the Management Consulting Agreement, the Company paid annual fees of $3, $0 and $3 for the years ended December 31, 2010, 2009 and 2008, respectively. These amounts are included in Other operating expense, net in the Company’s Consolidated Statements of Operations.
Shared Services Agreement
On October 1, 2010, in connection with the closing of the Momentive Combination, the Company entered into a shared services agreement with MPM. Pursuant to the shared services agreement, the Company will provide to MPM, and MPM provides to the Company, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, legal and procurement services. The shared services agreement establishes certain criteria upon which the costs of such services will be allocated between the Company and MPM. Allocation of service costs not demonstrably attributable to either the Company or MPM will initially be 51% to the Company and 49% to MPM, except to the extent that 100% of any cost was demonstrably attributable to or for the benefit of either MPM or the Company, in which case the total cost was allocated 100% to such party. The Shared Services Agreement remains in effect until terminated according to its terms. MPM or the Company may terminate the agreement for convenience, without cause, by giving written notice not less than thirty (30) days prior to the effective date of termination. It is also anticipated that the Company and MPM will cooperate to achieve favorable pricing with respect to purchases of raw materials and logistics services.

Pursuant to this agreement, in the fourth quarter of 2010, the Company incurred approximately $42 of costs for shared services and MPM incurred approximately $43 of costs for shared services (excluding, in each case, costs allocated 100% to one party). MPM billed the Company approximately $1 which represents a true-up payment to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to 51% for the Company and 49% for MPM. The true-up amount is included in Other operating expense, net, in the Consolidated Statement of Operations. The Company has accounts payable to MPM of $1 at December 31, 2010.
Financing Agreements
In connection with the terminated Huntsman merger and related litigation settlement agreement and release among the Company, Huntsman and other parties entered into on December 14, 2008, the Company paid Huntsman $225. The settlement payment was funded to the Company by an advance from Apollo, while reserving all rights with respect to reallocation of the payments to other affiliates of Apollo. Under the provisions of the settlement agreement and release, the Company is contractually obligated to reimburse Apollo for any insurance recoveries on the $225 settlement payment, net of expense incurred in obtaining such recoveries. Apollo has agreed that the payment of any such insurance recoveries will satisfy the Company’s obligation to repay amounts received under the $225 advance. The Company has recorded the $225 settlement payment advance as a long-term liability at December 31, 2010. As of December 31, 2010, the Company has not recovered any insurance proceeds related to the $225 settlement payment.
In addition, pursuant to the settlement agreement and release, certain affiliates of Apollo agreed to make a $200 investment in the Company. Certain affiliates of Apollo have entered into a commitment letter with the Company and MSC Holdings pursuant to which they committed to purchase $200 in preferred units and warrants of MSC Holdings by December 31, 2011. Prior to the purchase of all the preferred shares and warrants, certain affiliates of Apollo have committed to provide liquidity facilities to MSC Holdings or the Company on an interim basis. The aggregate liquidity facilities outstanding, together with the purchase price for any purchased preferred shares and warrants, will at no time exceed $200. In connection therewith, in 2009, certain affiliates of Apollo extended a $100 term loan to the Company and an affiliate of the Company (the “Term Loan”). The Term Loan will mature on December 31, 2011 with interest at adjusted LIBOR plus 2.25% per annum. Interest expense incurred during the years ended December 31, 2010 and 2009 on the Term Loan was $3. See Note 10 for further information on the Company's affiliated debt. In addition, in December 2010 the Company sold $67 of trade accounts receivable to affiliates of Apollo for net cash of $60, ($7 remains held in a reserve account at December 31, 2010). See Note 8 for a description of the Company’s sale of trade accounts receivable. The available borrowings under these liquidity facilities at December 31, 2010 were $40. This amount will increase on a dollar for dollar basis as the $67 of sold receivables are collected.
On October 1, 2010, at the time of the closing of the Momentive Combination, the commitment by Apollo to purchase $200 in preferred units of MSC Holdings and warrants to purchase common units of Momentive Holdings was amended to become a commitment to purchase preferred units and warrants to purchase common units of Momentive Holdco. Momentive Holdco has agreed to contribute any proceeds from the issuance of preferred or common units under this agreement as a capital contribution to MSC Holdings, and MSC Holdings has agreed to contribute such amounts as a capital contribution to the Company.
Purchase of MSC Holdings debt
In 2009, the Company purchased $180 in face value of the outstanding MSC Holdings LLC PIK Facility for $24, including accrued interest. The loan receivable from MSC Holdings has been recorded at its acquisition value of $24 as an addition to the Company’s shareholder deficit as MSC Holdings is the Company’s parent. In addition, at December 31, 2010 the Company has not recorded accretion of the purchase discount or interest income as ultimate receipt of these cash flows is under the control of MSC Holdings. The Company will continue to assess the collectibility of these cash flows to determine future amounts to record, if any.

Purchases and Sales of Products and Services with Apollo Affiliates
The Company sells products to certain Apollo affiliates and members of Momentive Holdco. These sales were $3, $2 and $7 for the years ended December 31, 2010, 2009 and 2008, respectively. Accounts receivable from these affiliates were less than $1 at both December 31, 2010 and 2009. The Company also purchases raw materials and services from certain Apollo affiliates. These purchases were $21, $8 and $3 for the years ended December 31, 2010, 2009 and 2008, respectively. The Company had accounts payable to Apollo affiliates of $1 and $2 at December 31, 2010 and 2009, respectively.

Other Transactions and Arrangements
The Company sells finished goods to and purchases raw materials from HAI. The Company also provides toll-manufacturing and other services to HAI. Prior to 2010 and the adoption of ASU 2009-17, HAI was consolidated in the Company’s Consolidated Financial Statements and these transactions were eliminated in consolidation. Beginning in 2010, the Company’s investment in HAI is recorded under the equity method of accounting and the related sales and purchases are not eliminated from the Company’s Consolidated Financial Statements. However, any profit on these transactions is eliminated in the Company’s Consolidated Financial Statements to the extent of the Company’s 50% interest in HAI. Sales to and services provided to HAI were $96 for the year ended December 31, 2010. Purchases from HAI were $58 for the year ended December 31, 2010. The Company had accounts receivable from HAI of $13 and accounts payable to HAI of $2 at December 31, 2010.

The Company’s purchase contracts with HAI represent a significant portion of HAI’s total revenue. In addition, the Company has pledged its member interest in HAI as collateral on HAI’s revolving line of credit. These factors result in the Company absorbing the majority of the risk to potential losses or gains from a majority of the expected returns. However, the Company does not have the power to direct the activities that most significantly impact HAI, and therefore, does not have a controlling financial interest. As of December 31, 2010 the value of HAI’s assets and liabilities were $44 and $22, respectively.
The Company has a loan receivable from its unconsolidated forest products joint venture in Russia of $4 as of December 31, 2010.
7. Goodwill and Intangible Assets
The Company’s gross carrying amount and accumulated impairments of goodwill consist of the following as of December 31:

	2010				2009
	Gross Carrying Amount	Accumulated Impairments	Accumulated Foreign Currency Translation	Net Book Value	Gross Carrying Amount	Accumulated Impairments	Accumulated Foreign Currency Translation	Net Book Value
Epoxy and Phenolic Resins	$88	$—	$3	$91	$95	$—	$5	$100
Formaldehyde and Forest Products	81	—	(3)	78	82	—	(5)	77
Coatings	7	(7)	—	—	7	(7)	—	—
	$176	$(7)	$—	$169	$184	$(7)	$—	$177
The changes in the net carrying amount of goodwill by segment for the years ended December 31, 2010 and 2009 are as follows:

	Epoxy and Phenolic Resins	Formaldehyde and Forest Products	Coatings	Total
Goodwill balance at December 31, 2008	$98	$72	$—	$170
Purchase accounting adjustments	—	1	—	1
Foreign currency translation	2	4	—	6
Goodwill balance at December 31, 2009	100	77	—	177
Deconsolidation of variable interest entity	(7)	—	—	(7)
Foreign currency translation	(2)	1	—	(1)
Goodwill balance at December 31, 2010	$91	$78	$—	$169
During the year ended December 31, 2008, the Company recorded an $8 charge for the impairment of tradenames from which cash flows are no longer generated. This amount is included in Other operating expense, net on the Consolidated Statements of Operations.
Goodwill impairment charges for the year ended December 31, 2008 of $7 were recognized in the Coatings reporting unit as a result of the continued weakness in the housing and construction markets and competitive pressures in these reporting units resulting in lower future reporting unit earnings and cash flows than previously projected. The amount of the charge was determined using a probability weighted market approach using EBITDA multiples and an income approach using discounted cash flows. The entire goodwill balance in the Coatings reporting unit has been impaired as the implied fair value of the reporting units’ goodwill was zero.
The Company’s intangible assets with identifiable useful lives consist of the following as of December 31:

	2010			2009
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets:
Patents and technology	$110	$(53)	$57	$112	$(46)	$66
Customer lists and contracts	91	(37)	54	98	(34)	64
Other	25	(4)	21	26	(5)	21
	$226	$(94)	$132	$236	$(85)	$151
The impact of foreign currency translation on intangible assets is included in accumulated amortization.
During the year ended December 31, 2010, the Company wrote off gross carrying amount of $7 of fully amortized intangible assets that no longer provided economic benefits to the Company.
Total intangible amortization expense for the years ended December 31, 2010, 2009 and 2008 was $15, $17 and $19, respectively.

Estimated annual intangible amortization expense for 2011 through 2015 is as follows:

2011	$14
2012	14
2013	14
2014	13
2015	13

8. Transfers of Financial Assets
In December 2010, the Company entered into accounts receivable purchase and sale agreements to sell $67 of its trade accounts receivable to affiliates of Apollo on terms which management believes were more favorable to the Company than could have been obtained from an unaffiliated party. Under the terms of the agreements, the receivables were sold at a discount relative to their carrying value in exchange for all interests in such receivables; the Company retained the obligation to service the collection of the receivables on the purchasers’ behalf; and the purchasers’ deferred payment of a portion of the receivables purchase price and established a reserve account with the proceeds. The reserve account is used to reimburse the purchasers for credit and collection risk and remaining amounts are paid to the Company after receipt of all collections on the purchased receivables. Other than amounts held in the reserve account, the purchasers bear all credit risk on the purchased receivables.
These accounts receivable purchase and sale agreements were accounted for as sales-type transfers. Losses recorded on these sales were $1 for the years ended December 31, 2010 and 2009, and are included in Other non-operating expense, net in the Consolidated Statements of Operations. Fees for the servicing were less than $1 for the years ended December 31, 2010 and 2009.
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

•	Level 3: Unobservable inputs, for example, inputs derived through extrapolation or interpolation that cannot be corroborated by observable market data.

Recurring Fair Value Measurements
Following is a summary of assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009:

	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
December 31, 2010
Derivative liabilities	$—	$(10)	$—	$(10)
December 31, 2009
Derivative liabilities	$—	$(35)	$—	$(35)
The Company calculates the fair value of its derivative liabilities using quoted market prices whenever available. When quoted market prices are not available, the Company uses standard pricing models with market-based inputs, adjusted for nonperformance risk. When its financial instruments are in a liability position, the Company evaluates its credit risk as a component of fair value. At December 31, 2010, no adjustment was made by the Company to reduce its derivative liabilities for its nonperformance risk. As a significant portion of the Company’s derivative liabilities are cash flow hedges, $0 and $1 was recognized in Accumulated other comprehensive income at December 31, 2010 and 2009, respectively.
When its financial instruments are in an asset position, the Company is exposed to credit loss in the event of nonperformance by other parties to these contracts and evaluates their credit risk as a component of fair value.

Non-recurring Fair Value Measurements
There were no significant assets or liabilities measured at fair value on a non-recurring basis during the year ended December 31, 2010.
Following is a summary of losses as a result of the Company measuring assets at fair value on a non-recurring basis during the year ended December 31, 2009:

Year ended December 31, 2009
Long-lived assets held and used	$(10)
Long-lived assets held for sale	(1)
Long-lived assets held for disposal/abandonment	(38)
Total	$(49)
As part of the Company’s productivity initiatives, the Company decided to indefinitely idle certain production lines. Long-lived assets with a carrying value of $57 were written down to fair value of $8, resulting in an impairment charge of $49 for the year ended December 31, 2009. These long-lived assets were valued based on appraisals from third parties or using discounted cash flow analysis based on assumptions that market participants would use. Key inputs in the model included projected revenues and manufacturing costs associated with these long-lived assets.
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

The following table summarizes the Company’s derivative financial instruments as of December 31, which are recorded as Other current liabilities in the Consolidated Balance Sheets:

	2010				2009
Liability Derivatives	Average Days To Maturity	Average Contract Rate	Notional Amount	Fair Value Liability	Average Days to Maturity	Average Contract Rate	Notional Amount	Fair Value Liability
Derivatives designated as hedging instruments
Interest Rate Swaps
Interest swap – 2007	4	—	$375	$(5)	366	—	$650	$(28)
Interest swap – 2010	732	—	350	(2)	—	—	—	—
Total derivatives designated as hedging instruments				$(7)				$(28)
Derivatives not designated as hedging instruments
Foreign Exchange and Interest Rate Swaps
Cross-Currency and Interest Rate Swap	273	1.2038	$25	$(3)	638	1.2038	$25	$(5)
Interest Rate Swap
Interest swap - Australia Multi-Currency Term	364	—	22	—	729	—	23	(1)
Commodity Contracts
Electricity contracts	—	—	4	—	—	—	3	(1)
Natural gas futures	—	—	2	—	—	—	3	—
Total derivatives not designated as hedging instruments				$(3)				$(7)

The following tables summarize gains and losses recognized on the Company’s derivative financial instruments:

Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized in OCI on Derivative for the year ended December 31:			Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income for the year ended December 31:
	2010	2009	2008		2010	2009	2008
Interest Rate Swaps
Interest swap – 2006	$—	$—	$(8)	Interest expense, net	$—	$(8)	$(10)
Interest swap – 2007	—	(15)	(16)	Interest expense, net	(20)	(22)	(4)
Interest swap – 2010	(2)	—	—	Interest expense, net	—	—	—
Total	$(2)	$(15)	$(24)		$(20)	$(30)	$(14)

Derivatives Not Designated as Derivative Instruments	Amount of Gain (Loss) Recognized in Income on Derivative for the year ended December 31:			Location of Gain (Loss) Recognized in Income on Derivative
	2010	2009	2008
Foreign Exchange and Interest Rate Swaps
Cross-Currency and Interest Rate Swap	$2	$(1)	$26	Other non-operating expense, net
Interest Rate Swap
Interest swap – Australia Multi-Currency Term	—	—	(2)	Other non-operating expense, net
Commodity Contracts
Electricity contracts	1	(1)	—	Cost of sales
Natural gas futures	(1)	(3)	(3)	Cost of sales
Total	$2	$(5)	$21
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
The remaining portion of the cross-currency and interest rate swap was renegotiated and amended with the respective counterparties, effective September 30, 2008, in order to offset the ongoing balance sheet and interest rate exposures and cash flow variability associated with the exchange rate fluctuations of a non-U.S. subsidiary’s U.S. dollar denominated floating rate term loan. The amended swap agreement requires the Company to sell euros in exchange for U.S. dollars at a rate of 1.2038. The Company also will pay a variable rate equal to Euribor plus 390 basis points and will receive a variable rate equal to the U.S. dollar LIBOR plus 250 basis points. The amount the Company receives under this agreement is approximately equal to the non-U.S. subsidiary’s interest rate on its $290 term loan. This amended swap agreement has an initial notional amount of $25 that amortizes quarterly on a straight line basis to $24, prior to maturing on September 30, 2011. The Company paid a weighted average interest rate of 4.6% and 5.5% and received a weighted average interest rate of 2.8% and 3.4% on these amended swap agreements in 2010 and 2009, respectively.
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
In May 2006, the Company entered into interest rate swap agreements with two counterparties. These swaps are three-year agreements designed to offset the cash flow variability that results from interest rate fluctuations on the Company’s variable rate debt. The initial aggregate notional amount of the swaps is $1,000, which amortizes quarterly based on the expected payments on the Company’s term loan. As a result of the interest rate swaps, the Company paid a fixed rate equal to approximately 7.6% per year and received a variable rate based on the terms of the underlying debt. The Company accounts for the swaps as qualifying cash flow hedges. These swap agreements matured and were terminated during 2009.

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
In February 2007, to effectively fix the interest rate on approximately $30 of our Australian Multi-Currency Term / Working Capital Facility, the Company entered into interest rate swap agreements with two counterparties for an initial notional amount of AUD $35, which amortizes quarterly based on the expected loan payments. The swap agreements terminate December 30, 2011. The Company pays a fixed interest rate of 6.6% and receives a floating rate based on the terms of the underlying debt. The Company has not applied hedge accounting to this derivative instrument.
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

The Company hedges a portion of its natural gas purchases for certain North American plants. The Company used futures contracts to hedge 42%, 70% and 72% of its 2010, 2009 and 2008 natural gas usage at these plants, respectively. The contracts are settled for cash each month based on the closing market price on the last day the contract trades on the New York Mercantile Exchange. We also enter into fixed price forward contracts for the purchase of natural gas and electricity at certain of our manufacturing plants to offset the risk associated with increases in the prices of the underlying commodities.
The Company does not apply hedge accounting to these future and forward contracts. The Company recognizes gains and losses each month as the gas and electricity is used. Remaining obligations are marked to market on a quarterly basis.
Non-derivative Financial Instruments
The following table includes the carrying amount and fair value of the Company’s non-derivative financial instruments as of December 31:

	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt	$3,672	$3,708	$3,506	$3,055
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

10. Debt and Lease Obligations
Debt outstanding at December 31 is as follows:

	2010		2009
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
Non-affiliated debt:
Senior Secured Credit Facilities:
Revolving facility due 2011 at 3.0% at December 31, 2009	$—	$—	$36	$—
Floating rate term loans due 2013 at 2.6% at December 31, 2010 and 2009	455	8	2,211	23
Floating rate term loans due 2015 at 4.1% at December 31, 2010	927	15	—	—
Senior Secured Notes:
8.875 % senior secured notes due 2018 (includes $6 of unamortized debt discount)	994	—	—	—
Floating rate second-priority senior secured notes due 2014 at 4.8% at December 31, 2010 and 2009	120	—	120	—
9.00% Second-priority senior secured notes due 2020	574	—	—	—
9.75% Second-priority senior secured notes due 2014	—	—	533	—
Debentures:
9.2% debentures due 2021	74	—	74	—
7.875% debentures due 2023	189	—	189	—
8.375% sinking fund debentures due 2016	62	—	62	—
Other Borrowings:
Australia Multi-Currency Term / Working Capital Facility due 2011 at 4.5% and 4.1% at December 31, 2010 and 2009, respectively	38	10	46	8
Brazilian bank loans at 9.8% and 10.6% at December 31, 2010 and 2009, respectively	33	37	30	35
Capital Leases	9	1	10	1
Other at 3.5% and 3.7% at December 31, 2010 and 2009, respectively	13	11	13	11
Total non-affiliated debt	3,488	82	3,324	78
Affiliated debt:
Affiliated borrowings due on demand at 3.4%	—	2	—	4
Affiliated term loan due 2011 at 2.6% at December 31, 2010 and 2009	100	—	100	—
Total affiliated debt	100	2	100	4
Total debt	$3,588	$84	$3,424	$82

2010 Refinancing Activities

January Refinancing Transaction
In late December 2009 and January 2010, the Company extended $200 of its revolving facility commitments from lenders under the Senior Secured Credit Facility, which will take effect upon the May 31, 2011 maturity of the existing revolving facility commitments. The new commitments will extend the availability of the revolving facility to February 2013.
In January 2010, through the Company’s wholly owned finance subsidiaries, Hexion U.S. Finance Corp. and Hexion Nova Scotia Finance, ULC, the Company sold $1,000 aggregate principal amount of 8.875% senior secured notes due 2018. The Company used the net proceeds of $993 ($1,000 less original issue discount of $7) from the issuance to repay $800 of its U.S. term loans under the Senior Secured Credit Facility, pay $31 of transaction costs and expenses and provide incremental liquidity of $162. The 8.875% senior secured notes are secured by the same collateral as the Company’s existing second-priority senior secured notes, but the priority of the collateral liens securing the 8.875% senior secured notes is senior to the collateral liens securing the existing second-priority senior secured notes, and is junior to the collateral liens securing the Company’s Senior Secured Credit Facility.
In addition to, and in connection with the issuance of the $1,000 aggregate principal amount of 8.875% notes, the Company entered into an amendment of its Senior Secured Credit Facilities. Under the amendment and restatement, the Company extended the maturity of approximately $959 of its Senior Secured Credit Facility term loans from May 5, 2013 to May 5, 2015 and increased the interest rate with respect to such term loans from LIBOR plus 2.25% to LIBOR plus 3.75%. Collectively, both the issuance of the $1,000 aggregate principal amount 8.875% senior secured notes and the amendment of the Senior Secured Facilities are referred to as the “January Refinancing Transaction.”

In the first quarter of 2010 the Company incurred $31 in fees related to the January Refinancing Transactions, of which $29 were deferred and are recorded in Other assets, net in the Consolidated Balance Sheets. The deferred fees will be amortized over the contractual life of the respective debt obligations. The remaining $2 in fees were expensed as incurred and are included in Other non-operating expense, net in the Consolidated Statements of Operations. Additionally, $7 in unamortized deferred financing fees were written-off related to the $800 of U.S. term loans under the Senior Secured Credit Facility that were repaid and extinguished. The write-off of these fees are included in Loss on extinguishment of debt in the Consolidated Statements of Operations.

November Refinancing Transactions
In November 2010, Hexion U.S. Finance Corp. and Hexion Nova Scotia Finance, ULC issued $574 aggregate principal amount of 9.00% second-priority senior secured notes due 2020 (the “New Notes”), which mature on November 15, 2020. $440 aggregate principal amount of the New Notes was offered through a private placement to unaffiliated investors ("Offering"). The cash proceeds of the Offering were used to redeem the $406 outstanding 9.75% Second-priority senior secured notes due 2014 ("Old Notes"), pay redemption premiums on the Old Notes, and pay transaction fees and expenses.
The remaining $134 aggregate principal amount of the Notes was issued in exchange for $127 aggregate principal amount of the Old Notes that were held by an affiliate of Apollo Global Management, LLC at the time of the Offering ("Apollo Exchange"). The exchange ratio was determined based on the consideration offered to holders of the Old Notes to redeem the Old Notes, which is intended to give Apollo an aggregate value equivalent to that which it would receive if it had received the total consideration upon the Company's redemption of the Old Notes and used the proceeds received to invest in the New Notes. The new debt issued to Apollo has the same terms as the New Notes issued by the Company in the Offering. Collectively, the Offering and Apollo Exchange are referred to as the "November Refinancing Transaction."
The Company incurred $11 in transaction fees associated with the Offering and $7 in direct lender exchange premiums associated with the Apollo Exchange, which were deferred and are recorded in Other assets, net in the Consolidated Balance Sheets. The deferred fees and exchange premiums will be amortized over the contractual life of the respective debt obligations. In addition, the Company paid premiums of $21 to redeem the Old Notes and wrote-off $2 in unamortized deferred financing fees related to the Old Notes, resulting in a loss on extinguishment of $23. This amount is included in Loss on extinguishment of debt in the Consolidated Statement of Operations.

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

Term Loans
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

Revolving Credit Facility
The interest rate for the revolving credit facility through May 2011 bears interest at adjusted LIBOR plus 2.50%. The extended revolving loans will bear interest at a rate of LIBOR plus 4.50%. The Company is also required to pay a 2% ticking fee on committed amounts for the extended revolver, payable quarterly through May 2011. Available borrowings under the amended Senior Secured Credit Facilities (including LOC facility) were $220 at December 31, 2010.
The amended Senior Secured Credit Facilities have commitment fees (other than with respect to the LOC) equal to 0.50% per year of the unused line plus a fronting fee of 0.25% of the aggregate face amount of outstanding letters of credit. The LOC has a commitment fee of 0.10% per year.
Affiliated Debt
In 2009, the Company borrowed $100 in term loans from affiliates of Apollo which will mature on December 31, 2011 with interest at adjusted LIBOR plus 2.25%. As the Company has the intent and ability to refinance this debt with Apollo, the amount has been classified as Affiliated long-term debt as of December 31, 2010 in the Consolidated Balance Sheets. In 2009, the Company also borrowed $4 from an affiliate of Apollo which is due upon demand, of which $2 was repaid in 2010.
The weighted average interest rate of affiliated borrowings at December 31, 2010 was 2.57%. Proceeds from the loans were used for general corporate purposes.

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
Other Borrowings
The Company's Australian Multi-Currency Term / Working Capital Facility has a variable interest rate equal to the 90 day Australian or New Zealand Bank Bill Rates plus an applicable margin.
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
In addition, the Company finances certain insurance premiums. Short-term borrowings under this arrangement were $8 and $4 at December 31, 2010 and 2009, respectively.

Scheduled Maturities
Aggregate maturities of non-affiliated debt, minimum payments under capital leases and minimum rentals under operating leases at December 31, 2010 for the Company are as follows:

Year	Non-affiliated Debt	Minimum Rentals Under Operating Leases	Minimum Payments Under Capital Leases
2011	$81	$29	$2
2012	71	21	2
2013	474	16	2
2014	161	12	1
2015	913	10	2
2016 and thereafter	1,866	28	10
Total minimum payments	$3,566	$116	19
Less: Amount representing interest			(9)
Present value of minimum payments			$10

Rental expense under operating leases amounted to $36, $36 and $38 in the years ended December 31, 2010, 2009 and 2008, respectively.
Covenant Compliance
The Company is currently in compliance with all terms of its outstanding indebtedness under its Senior Secured Credit Facility, including the senior secured bank leverage ratio. A failure to comply with the Company’s senior secured bank leverage ratio contained within its Senior Secured Credit Facility, could result in a default, which if not cured or waived, could have a material adverse effect on the Company’s business and financial condition. The Company’s Senior Secured Credit Facility permits a default in its senior secured leverage ratio covenant to be cured by cash contributions to the Company’s capital from the proceeds of equity purchases or cash contributions to the capital of MSC Holdings. The cure amount can be no greater than the amount required for purposes of complying with the covenant, and in each four quarter period, the cure right can only be exercised in three quarters. Any amounts of Apollo’s $200 committed financing (see Note 6) converted to equity to cure a default would reduce the amount of available financing remaining under the $200 financing.
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
Indemnities related to the pre-closing operations of sold assets normally do not represent additional liabilities to the Company, but simply serve to protect the buyer from potential liability associated with the Company’s existing obligations at the time of sale. As with any liability, the Company has accrued for those pre-closing obligations that it considers to be probable and reasonably estimable. The amounts recorded at December 31, 2010 and 2009 are not significant.
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

Apollo Indemnification
In March 2009, the Company and affiliates of Apollo entered into an indemnification agreement. This agreement provides that the Company will indemnify affiliates of Apollo, and affiliates of Apollo will indemnify the Company, against any liabilities arising from actions brought by our respective insurance providers against the other as a result of claims paid on the Huntsman settlement. See Note 6 for additional information regarding indemnification provided by the Company to Apollo under the Management Consulting Agreement.
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
The following table summarizes all probable environmental remediation, indemnification and restoration liabilities, including related legal expenses, at December 31, 2010 and 2009.

	Number of Sites		Liability		Range of Reasonably Possible Costs
Site Description	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009	Low	High
Geismar, LA	1	1	$17	$17	$10	$25
Superfund and offsite landfills – allocated share:
Less than 1%	29	27	1	1	1	2
Equal to or greater than 1%	12	12	7	7	5	13
Currently-owned	21	22	9	11	6	16
Formerly-owned:
Remediation	10	10	1	2	1	10
Monitoring only	7	7	1	1	1	2
	80	79	$36	$39	$24	$68
These amounts include estimates for unasserted claims that the Company believes are probable of loss and reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of a range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. At December 31, 2010 and 2009, $10 and $13, respectively, have been included in Other current liabilities in the Consolidated Balance Sheets with the remaining amount included in Other long-term liabilities.
Following is a discussion of the Company’s environmental liabilities and the related assumptions at December 31, 2010:
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

Superfund Sites and Offsite Landfills— The Company is currently involved in environmental remediation activities at a number of sites for which it has been notified that it is, or may be, a Potentially Responsible Party ("PRP") under the United States Comprehensive Environmental Response, Compensation and Liability Act or similar state “superfund” laws. The Company anticipates approximately 50% of the estimated liability for these sites will be paid within the next five years, with the remainder over the next twenty-five years. The Company generally does not bear a significant level of responsibility for these sites, and as a result, has little control over the costs and timing of cash flows.
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
Non-Environmental Legal Matters
The Company is involved in various legal proceedings in the ordinary course of business and has reserves of $11 and $29 at December 31, 2010 and December 31, 2009, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable. At December 31, 2010 and December 31, 2009, $5 and $26, respectively, have been included in Other current liabilities in the Consolidated Balance Sheets with the remaining amount included in Other long-term liabilities.

Following is a discussion of significant non-environmental legal proceedings:
Matters Related to the Terminated Merger Agreement with Huntsman Corporation—
On July 17, 2008, an individual Huntsman shareholder filed suit against the Company, Craig O. Morrison, President and Chief Executive Officer, and Joshua J. Harris, Director, in the United States District Court in the Southern District of New York related to matters arising out of the Huntsman Agreement (the “New York Shareholder Action”). The plaintiff in the New York Shareholder Action sought to represent a class of purchasers of Huntsman common stock between May 14, 2008 and June 18, 2008 (the “Class Period”). The complaint alleged that the defendants disseminated false and misleading statements and failed to disclose material facts regarding the merger during the Class Period in violation of U.S. securities laws. In October 2009, the parties reached a settlement agreement which includes payment by the Company of $18 which the Company had accrued as of December 31, 2009 and has subsequently paid in 2010. In 2010, the Company negotiated and subsequently received an $8 resolution payment from its director and officer liability insurance carrier related to the settlement agreement. The amount is included in Terminated merger and settlement income, net in the Condensed Consolidated Statements of Operations.
On September 30, 2009, the Company received a letter from counsel for affiliates of Credit Suisse and Deutsche Bank which demanded payment of the Banks’ legal fees claimed to be in excess of $60 incurred in various litigations associated with the terminated merger of the Company and Huntsman. The Company had previously rejected the Banks’ demand citing not only the Banks’ material breach of their commitment to fund the merger, but among other things, the Banks’ failure to obtain the Company's approval of its settlement with Huntsman, the failure to provide a release for any and all liabilities in favor of the Company and the unreasonable amount of the fees sought. On October 22, 2010, the Company and affiliates of Credit Suisse and Deutsche Bank entered into a mutual general release, settling all outstanding claims.
Brazil Tax Claim—In 1992, the State of Sao Paulo Administrative Tax Bureau issued an assessment against the Company’s Brazilian subsidiary claiming that excise taxes were owed on certain intercompany loans made for centralized cash management purposes. These loans were characterized by the Tax Bureau as intercompany sales. Since that time, management and the Tax Bureau have held discussions and the subsidiary filed an administrative appeal seeking cancellation of the assessment. The Administrative Court upheld the assessment in December 2001. In 2002, the subsidiary filed a second appeal with the highest-level Administrative Court, again seeking cancellation of the assessment. In February 2007, the highest-level Administrative Court upheld the assessment. The Company requested a review of this decision. On April 23, 2008, the Brazilian Administrative Tax Tribunal issued its final decision upholding the assessment against the subsidiary. The Company filed an Annulment action in the Brazilian Judicial Courts in May 2008 along with a request for an injunction to suspend the tax collection. The injunction was denied but the Annulment action is being pursued. The Company has pledged certain properties and assets in Brazil during the pendency of the Annulment action in lieu of paying the assessment. In September 2010, in the Company's favor, the Court adopted its appointed expert's report finding that the transactions in question were intercompany loans. Sao Paulo has mandatory appeal rights but the Court's decision based on the facts is likely to be upheld and therefore, the Company does not believe a loss contingency is probable. At December 31, 2010 the amount of the assessment, including tax, penalties, monetary correction and interest, is 66 Brazilian reais, or approximately $40.
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
Environmental Institution of Paraná IAP—On August 25, 2009, Governo Do Paraná and the Environmental Institution of Paraná IAP, an environmental agency of the Brazilian government, provided Momentive Quimica Industria, our Brazilian subsidiary, with notice of a potential fine of up to $11 in connection with alleged environmental damages to the Port of Paranagua caused in November 2004 by an oil spill from a shipping vessel carrying methanol purchased by MSC. The investigation as to the cause of the accident has not been finalized. In early October 2009, MSC was granted an injunction precluding the imposition of any fines or penalties by the Paraná IAP. In November 2010, the Court lifted its injunction; however, the Company appealed in order to preclude the IAP from levying any fines or penalties. The Company continues to believe it has a strong defense and does not believe a loss contingency is probable. At December 31, 2010, the amount of the assessment, including tax, penalties, monetary correction and interest, is 22 Brazilian reais, or approximately $13.
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
The Company is required to make minimum annual payments under these contracts as follows:

Year	Minimum Annual Purchase Commitments
2011	$280
2012	203
2013	176
2014	39
2015	24
2016 and beyond	121
Total minimum payments	843
Less: Amount representing interest	(71)
Present value of minimum payments	$772

13. Pension and Non-Pension Postretirement Benefit Plans
The Company sponsors defined benefit pension plans covering most U.S. employees and certain non-U.S. employees primarily in Canada, Netherlands, Germany, France, Belgium and Malaysia. Benefits under these plans are generally based on eligible compensation and / or years of credited service. Retirement benefits in other foreign locations are primarily structured as defined contribution plans. Effective June 30, 2009, the Company froze the benefits for the non-bargained and some of the bargained participants in the U.S. pension plans. During 2010, in conjunction with the renegotiation of collectively bargained agreements, the Company negotiated a freeze of the benefit for the remaining active participants. The Company has replaced this benefit with an additional annual employer contribution to the existing defined contribution plan for all non-bargained associates.
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

The following table presents the change in benefit obligation, change in plan assets and components of funded status for the Company’s defined benefit pension and non-pension postretirement benefit plans for the years ended December 31:

	Pension Benefits				Non-Pension Postretirement Benefits
	2010		2009		2010		2009
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in Benefit Obligation
Benefit obligation at beginning of year	$271	$308	$276	$282	$13	$5	$13	$4
Service cost	3	8	4	8	—	—	—	—
Interest cost	15	15	17	16	1	—	1	—
Actuarial losses	10	3	6	—	—	1	—	—
Foreign currency exchange rate changes	—	(19)	—	10	—	—	—	1
Benefits paid	(20)	(8)	(21)	(8)	(1)	—	(1)	—
Plan curtailments / settlements	(1)	—	(11)	(1)	—	—	—	—
Employee contributions	—	1	—	1	—	—	—	—
Benefit obligation at end of year	278	308	271	308	13	6	13	5
Change in Plan Assets
Fair value of plan assets at beginning of year	185	189	156	162	—	—	—	—
Actual return on plan assets	22	14	38	7		—	—	—
Foreign currency exchange rate changes	—	(12)	—	6	—	—	—	—
Employer contributions	20	17	12	21	1	—	1	—
Benefits paid	(20)	(8)	(21)	(8)	(1)	—	(1)	—
Employee contributions	—	1	—	1	—	—	—	—
Fair value of plan assets at end of year	207	201	185	189	—	—	—	—
Funded status of the plan at end of year	$(71)	$(107)	$(86)	$(119)	$(13)	$(6)	$(13)	$(5)

	Pension Benefits				Non-Pension Postretirement Benefits
	2010		2009		2010		2009
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Amounts recognized in the Consolidated Balance Sheets at December 31 consist of:
Noncurrent assets	$—	$15	$—	$6	$—	$—	$—	$—
Other current liabilities	—	(4)	(1)	(4)	(1)	—	(1)	—
Long-term pension and post employment benefit obligations	(71)	(118)	(85)	(121)	(12)	(6)	(12)	(5)
Accumulated other comprehensive loss (income)	133	16	138	16	(25)	(2)	(35)	(2)
Net amounts recognized	$62	$(91)	$52	$(103)	$(38)	$(8)	$(48)	$(7)
Amounts recognized in Accumulated other comprehensive loss (income) at December 31 consist of:
Net actuarial loss (gain)	$133	$12	$138	$11	$(6)	$(1)	$(5)	$(2)
Net prior service cost (benefit)	—	6	—	7	(19)	(1)	(30)	(1)
Deferred income taxes	—	(2)	—	(2)	—	—	—	1
Net amounts recognized	$133	$16	$138	$16	$(25)	$(2)	$(35)	$(2)
Accumulated benefit obligation	$278	$293	$270	$295
Accumulated benefit obligation for funded plans	275	181	268	179
Pension plans with underfunded or non-funded accumulated benefit obligations at December 31:
Aggregate projected benefit obligation	$278	$129	$271	$131
Aggregate accumulated benefit obligation	278	123	270	125
Aggregate fair value of plan assets	207	8	185	7
Pension plans with projected benefit obligations in excess of plan assets at December 31:
Aggregate projected benefit obligation	$278	$135	$271	$137
Aggregate fair value of plan assets	207	13	185	12
The net accumulated unrecognized actuarial losses relating to the U.S. plans were reduced by $6 for favorable gains on assets versus expected returns during the year ended December 31, 2010. In addition, the net accumulated unrecognized actuarial losses for the U.S. plans decreased by approximately $1 due to curtailments resulting from the plan freezes, which more than offset the unrecognized actuarial loss of $10 relating to the decrease in the discount rate at December 31, 2010 and unfavorable experience. Actuarial losses of $1 for the Non-U.S. plans at December 31, 2010 primarily resulted from unfavorable asset experience and other adjustments.
The foreign currency impact reflected in these rollforward tables are primarily for changes in the euro and Canadian dollar versus the U.S. dollar.
The Pension Protection Act of 2006 (the “2006 PPA”) provides for minimum funding levels on U.S. plans, and plans not meeting the minimum funding requirement may be subject to certain restrictions. During 2009 and 2010, the Company’s U.S. qualified pension plan was under the minimum funding level as measured under the 2006 PPA, resulting in restrictions on lump sum payments to 50%.

Following are the components of net pension and non-pension postretirement expense (benefit) recognized by the Company for the years ended December 31:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2010	2009	2008	2010	2009	2008
Service cost	$3	$4	$6	$8	$8	$8
Interest cost on projected benefit obligation	15	17	16	15	16	16
Expected return on assets	(16)	(14)	(18)	(11)	(10)	(9)
Amortization of prior service cost	—	—	—	1	1	1
Recognized actuarial loss (gain)	8	9	8	—	(1)	—
Curtailment (gain) loss	—	(1)	—	—	1	—
Net expense	$10	$15	$12	$13	$15	$16

	Non-Pension Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
	2010	2009	2008	2010	2009	2008
Service cost	$—	$—	$—	$—	$—	$—
Interest cost on projected benefit obligation	1	1	1	—	—	—
Amortization of prior service benefit	(11)	(11)	(11)	—	—	—
Recognized actuarial gain	—	(1)	—	—	—	(1)
Settlement gain	—	—	—	—	(1)	—
Net benefit	$(10)	$(11)	$(10)	$—	$(1)	$(1)
The curtailment gain recognized on U.S. pension benefits during the year ended December 31, 2009 related to the U.S. plan freeze previously discussed. The curtailment loss recognized on non-U.S. pension benefits during the year ended December 31, 2009 related to the impact of planned workforce reductions on the Company's pension plan in the Netherlands. The settlement gain recognized during the year ended December 31, 2009 for non-pension postretirement plans resulted from lump sum payments made under the Company's plan offered to certain associates in the Netherlands.
The following amounts were recognized in other comprehensive income during the year ended December 31, 2010:

	Pension Benefits		Non-Pension Postretirement Benefits		Total
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Net actuarial losses (gains) arising during the year	3	1	(1)	1	2	2
Amortization of prior service (cost) benefit	—	(1)	11	—	11	(1)
Amortization of net (losses) gains	(8)	—	—	—	(8)	—
(Gain) loss recognized in other comprehensive income	(5)	—	10	1	5	1
Deferred income taxes	—	—	—	(1)	—	(1)
(Gain) loss recognized in other comprehensive income, net of tax	(5)	—	10	—	5	—
The amounts in Accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost (benefit) during the next fiscal year are as follows:

	Pension Benefits		Non-Pension Postretirement Benefits		Total
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Prior service cost (benefit)	$—	$1	$(11)	$—	$(11)	$1
Net actuarial loss (gain)	7	—	(1)	—	6	—

Determination of actuarial assumptions
The Company's actuarial assumptions are determined based on the demographics of the population, target asset allocations for funded plans, regional economic trends, statutory requirements and other factors that could impact the benefit obligation and plan assets. For our European plans, these assumptions are set by country, as the plans within these countries have similar demographics, and are impacted by the same regional economic trends and statutory requirements.
The Company merged its three U.S. qualified pension plans at December 31, 2009, and merged the Trusts holding the plan assets in September 2010. As a result, the economic actuarial assumptions for these plans at December 31, 2010 and December 31, 2009 were determined based on the demographics of the merged plan, including the Company's assumptions for expected rate of return on assets and the target asset mix for the plan assets. Prior to 2009, these assumptions were set separately for each plan.
The discount rates selected reflect the rate at which pension obligations could be effectively settled. The Company selects the discount rates based on cash flow models using the yields of high-grade corporate bonds or the local equivalent with maturities consistent with the Company's anticipated cash flow projections.
The expected rates of future compensation level increases are based on salary and wage trends in the chemical and other similar industries, as well as the Company's specific long-term compensation targets by country. Input is obtained from the Company's internal Human Resources group and from outside actuaries. These rates include components for wage rate inflation and merit increases.
The expected long-term rates of return on plan assets are determined based on the plans' current and projected asset mix. To determine the expected overall long-term rate of return on assets, the Company takes into account the rates on long-term debt investments held within the portfolio, as well as expected trends in the equity markets, for plans including equity securities. Peer data and historical returns are reviewed and the Company consults with its actuaries, as well as investment professionals, to confirm that the Company's assumptions are reasonable.
The weighted average rates used to determine the benefit obligations were as follows at December 31:

	Pension Benefits				Non-Pension Postretirement Benefits
	2010		2009		2010		2009
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	5.1%	5.5%	5.7%	5.5%	4.9%	5.6%	5.4%	6.3%
Rate of increase in future compensation levels	—	3.3%	4.0%	3.3%	—	—	—	—
The weighted average assumed health care cost trend rates are as follows at December 31:
Health care cost trend rate assumed for next year	—	—	—	—	7.9%	7.2%	8.1%	7.4%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	—	—	—	—	4.5%	4.5%	5.1%	4.4%
Year that the rate reaches the ultimate trend rate	—	—	—	—	2029	2030	2026	2029
The weighted average rates used to determine net periodic pension expense (benefit) were as follows for the years ended December 31:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2010	2009	2008	2010	2009	2008
Discount rate	5.7%	6.1%	6.1%	5.5%	5.8%	5.5%
Rate of increase in future compensation levels	4.0%	4.0%	4.0%	3.3%	3.3%	3.3%
Expected long-term rate of return on plan assets	8.0%	8.2%	8.3%	5.8%	5.8%	5.8%

	Non-Pension Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
	2010	2009	2008	2010	2009	2008
Discount rate	5.4%	6.1%	6.1%	6.3%	7.1%	5.5%

A one-percentage-point change in the assumed health care cost trend rates would change the projected benefit obligation for international non-pension postretirement benefits by $1 and service cost and interest cost by a negligible amount. The impact on U.S. plans is negligible.
Pension Investment Policies and Strategies
The Company's investment strategy for the assets of its North American defined benefit pension plans is to maximize the long-term return on plan assets using a mix of equities and fixed income investments with a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and expected timing of future cash flow requirements. The investment portfolio contains a diversified blend of equity and fixed-income investments. For U.S. plans, equity investments are also diversified across U.S. and international stocks, as well as growth, value and small and large capitalization investments, while the Company's Canadian plan includes a blend of Canadian securities with U.S. and other foreign investments. Investment risk and performance is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements and periodic asset and liability studies.
The Company periodically reviews its target allocation of North American plan assets among the various asset classes. The targeted allocations are based on anticipated asset performance, discussions with investment professionals and on the projected timing of future benefit payments. The target allocations for the Company's U.S. plans have been aligned for 2010, due to the planned merger of these Trusts.
The Company observes local regulations and customs governing its European pension plans in determining asset allocations, which generally require a blended weight leaning toward more fixed income securities, including government bonds.

	Actual		Target 2011
	2010	2009
Weighted average allocations of U.S. pension plan assets at December 31:
Equity securities	63%	64%	60%
Debt securities	30%	28%	40%
Cash, short-term investments and other	7%	8%	—
	100%	100%	100%
Weighted average allocations of non-U.S. pension plan assets at December 31:
Equity securities	14%	13%	21%
Debt securities	82%	87%	79%
Cash, short-term investments and other	4%	—	—
	100%	100%	100%
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

The following table presents U.S. pension plan investments measured at fair value on a recurring basis as of December 31, 2010 and 2009:

	Fair Value Measurements Using
	2010				2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Large cap equity funds(a)(b)	$37	$17	$—	$54	$26	$33	$—	$59
Small/mid cap equity funds (b)	45	—	—	45	31	6	—	37
Other international equity (b)	—	32	—	32	—	23	—	23
Debt securities/fixed income(c)	2	60	—	62	—	52	—	52
Cash, money market and other(d)	1	13	—	14	—	14	—	14
Total	$85	$122	$—	$207	$57	$128	$—	$185
The following table presents non-U.S. pension plan investments measured at fair value on a recurring basis as of December 31, 2010 and 2009:

	Fair Value Measurements Using
	2010				2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
U.S. equity(b)	$—	$19	$—	$19	$—	$9	$—	$9
European equity(b)	—	—	—	—	—	7	—	7
Other international equity(b)	—	5	—	5	—	5	—	5
Debt securities/fixed income(b)	—	106	—	106	—	111	—	111
Liability driven investments(c)(e)	—	56	—	56	—	45	—	45
Balanced pooled funds(b)(f)	—	8	—	8	—	7	—	7
Pooled insurance products with fixed income guarantee(b)	—	5	—	5	—	5	—	5
Cash, money market and other(d)	—	2	—	2	—	—	—	—
Total	$—	$201	$—	$201	$—	$189	$—	$189
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
(f)    The fund provides a mix of approximately 60% equity and 40% fixed income securities that achieves the target asset mix for the plan.

Projections of Plan Contributions and Benefit Payments
The Company expects to make contributions totaling $26 to its defined benefit pension plans in 2011.
Estimated future plan benefit payments as of December 31, 2010 are as follows:

	Pension Benefits		Non-Pension Postretirement Benefits
Year	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
2011	$22	$8	$1	$—
2012	22	9	1	—
2013	21	9	1	1
2014	20	11	1	—
2015	28	11	1	1
2016-2020	89	72	5	2
The Company has a U.S. defined benefit pension plan that was converted to a cash balance plan prior to 2006. Under the 2006 Pension Protection Act, cash balance plans are generally not considered to be discriminatory if certain requirements are met; however, plans converted prior to the effective date of the 2006 Pension Protection Act, such as the Company's, are not grandfathered under the act. During 2010, the Company received a letter of determination that the plan as converted is a qualified plan.
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
Effective July 1, 2009, the Company introduced an annual retirement contribution (“ARC”) to eligible U.S. associates to replace benefits previously provided under the Company's U.S. defined benefit pension plans, which have been frozen, as previously discussed, for non-bargaining associates and for some bargained associates. The contribution, which will be paid into the existing U.S. defined contribution plan, is a percentage of eligible earnings, ranging from 2% to 7% based on years of service, subject to IRS limitations. The contribution for each year will be made in the second quarter of the following year to eligible associates actively employed with the Company at year-end.
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
The Company incurred expense for contributions under these plans in 2010, 2009 and 2008 of $14, $9 and $15, respectively.
Non-Qualified and Other Retirement Benefit Plans
The Company provides key executives in some locations with non-qualified benefit plans that provide participants with an opportunity to elect to defer compensation and also provide retirement benefits, or “top-ups”, in cases where executives cannot fully participate in the defined benefit or defined contribution plans because of plan or local statutory limitations. The Company froze benefits under its U.S. non-qualified plans beginning January 1, 2009. Most of the Company's non-qualified benefit plans are unfunded. Prior to the plan freezes, certain deferrals were matched by the Company based on years of service. The liabilities related to defined benefit top-ups are included in the previously discussed defined benefit pension disclosures. The Company's liability for the other components of these non-qualified benefit plans was $7 and $8 at December 31, 2010 and 2009, respectively, and is included in Other long-term liabilities.
The Company's German subsidiaries offer a government subsidized early retirement program to eligible employees called Altersteilzeit or ATZ Plans. The German government provides a subsidy in certain cases where the participant is replaced with a qualifying candidate. The Company has liabilities for these arrangements totaling $7 and $4 for the years ended December 31, 2010 and 2009, respectively. The Company incurred expense for these plans in 2010, 2009 and 2008 of $4, $1 and $2, respectively.
Some employees who are not covered by the Company's U.S. and foreign defined benefit pension plans are covered by collective bargaining agreements, which are generally for five year terms. Under Federal pension law, the Company would have continuing liability to these pension trusts if it ceased all or most of its participation in any of these trusts, and under certain other specified conditions.
Also included in the Consolidated Balance Sheets at December 31, 2010 and 2009 are other post-employment benefit obligations relating to long-term disability and liabilities relating to European jubilee benefit plans of $8 and $8, respectively.

14. Deficit
The Company has 82,556,847 shares of $0.01 par value common stock outstanding at December 31, 2010.
In December 2008, in connection with the settlement agreement with Huntsman, MSC Holdings made a capital contribution of $325 allowing the Company to fund the $325 termination fee and affiliates of the Company's owner paid a $200 settlement payment, while reserving all rights with respect to reallocation of the payments to certain other affiliates of the Company's owner. The $200 settlement payment made by the Company's owner was treated as an expense by the Company with the credit to Paid-in capital at December 31, 2008. This settlement was considered an expense of the Company as the liability was joint and several between the Company and Apollo and the settlement by Apollo was caused by its relationship with the Company as a principal shareholder.
For the years ended December 31, 2010 and December 31, 2009, the Company's owner received insurance recoveries of $163 and $37, respectively, related to the $200 settlement payment paid by the Company's owner that had been treated as an expense of the Company in 2008. These recoveries were recorded as income by the Company for the years ended December 31, 2010 and 2009, with the corresponding debit to Paid-in capital. As of December 31, 2010, the Company's owner has recovered the $200 settlement payment in full.
15. Stock Option Plans and Stock Based Compensation
Summary of Plans
Prior to the Hexion Formation, Resolution Performance, Resolution Specialty and BHI Acquisition (now MSC Holdings) maintained five stock-based compensation plans: the Resolution Performance 2000 Stock Option Plan (the “Resolution Performance Plan”), the Resolution Performance 2000 Non-Employee Directors Option Plan (the “Resolution Performance Director Plan”), the Resolution Performance Restricted Unit Plan (the “Resolution Performance Unit Plan”), the Resolution Specialty 2004 Stock Option Plan (the “Resolution Specialty Plan”) and the BHI Acquisition 2004 Stock Incentive Plan (the “Borden Chemical Plan”). In addition to these plans, the Company’s parent maintains a stock-based deferred compensation plan, which is discussed below. The options granted under each of the option plans were to purchase common stock of the parent company of each of the respective companies. Upon the Hexion Formation, the stock options under the Resolution Performance Plan, the Resolution Performance Director Plan, the Resolution Performance Unit Plan and Resolution Specialty Plan were exchanged for an equivalent number of options to purchase common units of MSC Holdings based on relative fair value. In 2007, the Company adopted the 2007 Long-Term Incentive Plan which granted restricted stock units and options to purchase common units of MSC Holdings.
The following is a summary of existing stock option plans and outstanding shares as of December 31, 2010:

Plan name	Shares outstanding	Plan expiration	Vesting Terms	Option term	Number of shares authorized
Resolution Performance 2000 Stock Option Plan		November 2010		8 yrs 30 days(1)	n/a plan expired
Tranche A options	26,476		Vest ratably over 5 years
Tranche B performance options	51,316		Cliff vest on 8th anniversary
Resolution Performance 2000 Non-Employee Directors Option Plan	302,433	November 2010	Fully vested upon Hexion Formation	8 yrs 30 days(2)	n/a plan expired
Resolution Specialty Materials 2004 Stock Option Plan				8 yrs 30 days	1,027,197
Tranche A options	47,359	October 2014	Vest ratably over 5 years
Tranche B performance options	93,202		Performance-based vested due to attainment of target upon Hexion Formation
Director options	142,664		Fully vested upon Hexion Formation
BHI Acquisition Corp. 2004 Stock Incentive Plan		August 2014		10 years	3,670,635
Tranche A options	951,616		Vest ratably over 5 years
Tranche B performance options	951,616		Cliff vest on earlier of 8th anniversary or change in control
Director options	84,423		Director grants vest upon IPO / Change in Control
Director options	28,141		Director grants vested upon grant
Hexion LLC 2007 Long-Term Incentive Plan		April 2017			1,700,000
Options to purchase units	422,500		Vest upon attainment of performance targets upon change in control	8 years
Restricted stock units	100,000		50% vest on third and fourth anniversaries of grant	n/a
(1) 71,301 Options granted between November 2000 - December 2003 were modified during the 4th quarter of 2010 to extend expiration date to November 13, 2012
(2) 265,550 Options granted between November 2000 - December 2003 were modified to extend expiration date to November 13, 2012

Conversion of Units to Momentive Holdco
Effective October 1, 2010, in conjunction with the Momentive Combination, stock options to purchase units in MSC Holdings that were granted to our Directors and those granted under the Resolution Performance 2000 Stock Option Plan, the Resolution Performance 2000 Non-Employee Directors Option Plan, the Resolution Specialty 2004 Stock Option Plan, the BHI Acquisition 2004 Stock Incentive Plan and Hexion 2007 Long-Term Incentive plan to purchase units in MSC Holdings were converted on a one-for-one basis to an equivalent number of options to purchase units in Momentive Holdco. Similarly, the restricted MSC Holdings LLC unit awards granted under the Hexion 2007 Long-Term Incentive Plan, the BHI Acquisition 2004 Deferred Compensation Plan and the Resolution Performance Restricted Unit Plan were converted on a one-for-one basis to units in Momentive Holdco. Upon modification of the outstanding option and restricted unit awards, the remeasurement of the fair value resulted in additional compensation expense of less than $1 recognized for the year ended December 31, 2010. The conversion affected approximately 125 employees.
Financial Statement Impact
Share-based compensation expense is recognized, net of estimated forfeitures, over the requisite service period on a straight-line basis. The Company adjusts compensation expense periodically for forfeitures.
The Company recognized share-based compensation expense of $2, $5 and $5 for each of the years ended December 31, 2010, 2009 and 2008, respectively all of which is the result of the remeasurement and modifications. The amounts are included in Selling, general and administrative expense in the Consolidated Statements of Operations. The Company expects additional compensation expense of $5, which will be recognized over the vesting period of the underlying share-based awards. $3 is expected to be recognized ratably over a weighted-average period of 1.6 years, while the remaining $2 will be recognized upon an initial public offering or other future contingent event.

Options Activity
Following is a summary of the Company’s stock option plan activity for the year ended December 31, 2010:

	Momentive Holdco Common Units	Weighted Average Exercise Price
Options outstanding at December 31, 2009	3,300,253	$7.07
Options granted	—	$—
Options exercised	(59,767)	$5.64
Options forfeited	(138,740)	$7.09
Options outstanding at December 31, 2010	3,101,746	$7.05
Exercisable at December 31, 2010	1,627,491	$6.52
Expected to vest at December 31, 2010	3,031,789	$7.06
At December 31, 2010, exercise prices for options outstanding ranged from $3.51 to $29.42 with a weighted average remaining contractual life of 3.3 years. The weighted average remaining contractual life for options exercisable and options expected to vest was 2.8 and 3.3 years, respectively. At December 31, 2010, the aggregate intrinsic value of options exercisable and options expected to vest was less than $1.
The total amount of cash received and total intrinsic value (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) of options exercised during the years ended December 31, 2010, 2009 and 2008 was less than $1, $0, and less than $1, respectively.
Restricted Unit Activity
Following is a summary of the Company’s restricted unit plan activity for the year ended December 31, 2010:

	Momentive Holdco Common Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2009	116,000	$10.81
Restricted units granted	—	—
Restricted units vested	(55,000)	$10.81
Restricted units forfeited	(11,000)	$10.81
Nonvested at December 31, 2010	50,000	$10.81
The weighted average remaining contractual life for restricted units granted and outstanding was 0.3 years.

Stock-Based Deferred Compensation Plan
In 2004, in connection with the acquisition of Borden Chemical by Apollo, certain key employees of the Company deferred the receipt of compensation and were credited with a number of deferred stock units that were equal in value to the amount of compensation deferred. In total, the Company granted 1,007,944 deferred common stock units under the Hexion LLC 2004 Deferred Compensation Plan (the “2004 DC Plan”), which is an unfunded plan. Each unit gives the grantee the right to one common stock unit of Momentive Holdco. Under the 2004 DC Plan, the deferred common stock units are not distributed to participants until their employment with the Company ends. At December 31, 2010, there were 798,941 undistributed units under the 2004 DC Plan.
Subsequent Event
On February 23, 2011, the Compensation Committee of the Board of Managers of Momentive Holdco approved the Momentive Performance Materials Holdings LLC 2011 Equity Incentive Plan (the “2011 Equity Plan”). Under the 2011 Equity Plan, Momentive Holdco can award unit options, unit awards, restricted units, restricted deferred units, and other unit-based awards. The restricted deferred units are non-voting units of measurement which are deemed to be equivalent to one common unit of Momentive Holdco. The unit options are options to purchase common units of Momentive Holdco. The awards made pursuant to the 2011 Equity Plan will vest based on continued service and the achievement of certain unit prices following certain transactions involving Momentive Holdco. The awards contain restrictions on transferability and other typical terms and conditions. The Company is currently evaluating the impact of these unit-based compensation awards on its Consolidated Financial Statements.

16. Income Taxes
Income tax (benefit) expense detail for continuing operations for the years ended December 31 is as follows:

	2010	2009	2008
Current
Federal	$—	$—	$(6)
State and local	2	2	(4)
Foreign	45	2	5
Total current	47	4	(5)
Deferred
Federal	1	(7)	1
State and local	—	—	—
Foreign	(13)	(5)	(12)
Total deferred	(12)	(12)	(11)
Income tax expense (benefit)	$35	$(8)	$(16)
A reconciliation of the differences between income taxes for continuing operations that were computed at the federal statutory tax rate of 35% and provisions for income taxes for the years ended December 31 follows:

	2010	2009	2008
Income tax benefit computed at federal statutory tax rate	$85	$47	$(413)
State tax provision, net of federal benefits	2	2	2
Foreign tax rate differential	48	(9)	—
Foreign source income subject to U.S. taxation	25	1	3
Losses and other (income) expenses not deductible for tax	(69)	(7)	116
(Decrease) increase in the taxes due to changes in valuation allowance	(55)	(34)	289
Additional tax (benefit) on foreign unrepatriated earnings	1	(1)	(1)
Changes in enacted tax rates	(1)	(2)	(1)
Adjustments of prior year estimates and other	(1)	(5)	(11)
Income tax expense (benefit)	$35	$(8)	$(16)
For the year ending December 31, 2008, losses and other expenses not deductible for tax include the $200 non-cash push-down of settlement costs paid by Apollo (see Note 2) and increases in unrecognized tax benefits related to various intercompany transaction costs. The Company is reviewing the deductibility of these intercompany transaction costs and has not recognized a related tax benefit at December 31, 2010.

The domestic and foreign components of the income (loss) from continuing operations before income taxes for the years ended December 31 is as follows:

	2010	2009	2008
Domestic	$296	$128	$(1,022)
Foreign	(53)	6	(158)
	$243	$134	$(1,180)
The tax effects of significant temporary differences and net operating loss and credit carryforwards, which comprise the deferred tax assets and liabilities at December 31, is as follows:

	2010	2009
Assets
Non-pension post-employment	$7	$8
Accrued and other expenses	76	99
Loss and credit carryforwards	557	712
Pension liabilities	31	38
Gross deferred tax assets	671	857
Valuation allowance	(483)	(583)
Net deferred tax asset	188	274
Liabilities
Property, plant and equipment	(164)	(181)
Unrepatriated earnings of foreign subsidiaries	(88)	(73)
Intangibles	(17)	(32)
Deferred income from extinguishment of debt	—	(76)
Gross deferred tax liabilities	(269)	(362)
Net deferred tax liability	$(81)	$(88)
The following table summarizes the presentation of the net deferred tax liability on the Consolidated Balance Sheets at December 31:

	2010	2009
Assets
Current deferred income taxes (Other current assets)	$24	$17
Long-term deferred income taxes (Other assets)	5	15
Liabilities
Current deferred income taxes (Other current liabilities)	—	(4)
Long-term deferred income taxes	(110)	(116)
Net deferred tax liability	$(81)	$(88)
MSC Holdings and its eligible subsidiaries file a consolidated U.S. Federal income tax return. As MSC Holdings is not a member of the registrant, its tax attributes are not reflected in the tables above. However, because MSC Holdings is the Company’s parent, the Company can utilize MSC Holdings attributes. These attributes are comprised of $366 of deferred interest deductions, which have an unlimited carryover, but have significant restrictions on their use. MSC Holdings maintains a full valuation allowance against these attributes because it is more likely than not that some portion of these assets will not be realized.
As of December 31, 2010, the Company has a $483 valuation allowance for a portion of its net deferred tax assets that management believes, more likely than not, will not be realized. In the United States, a consolidated return will be filed and future taxable income and losses of the consolidated group may be offset. The Company’s deferred tax assets include federal, state and foreign net operating losses carryforwards. The federal net operating loss carryforwards available are $1,055, which expire starting in 2020. The Company’s deferred assets also include minimum tax credits of $2, which are available indefinitely. A valuation allowance of $313 has been provided against these items. The Company had undistributed earnings of certain foreign subsidiaries of $118, on which deferred taxes have not been provided because these earnings are considered permanently invested outside of the United States.

The following table summarizes the changes in the valuation allowance for the years ending December 31, 2010 , 2009 and 2008:

	Balance at Beginning of Period	Changes in related Gross Deferred Tax Assets/Liabilities	Charge/Release	Balance at End of Period
Valuation allowance on Deferred tax assets:
Year ended December 31, 2008	$356	$(31)	$298	$623
Year ended December 31, 2009	623	(15)	(25)	583
Year ended December 31, 2010	583	53	(153)	483
Examination of Tax Returns
The Company conducts business globally and, as a result, certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examinations by taxing authorities throughout the world, including major jurisdictions such as Brazil, Canada, the Czech Republic, France, Germany, Italy, South Korea, Netherlands and the United States.
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
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009
Balance at beginning of year	$60	$57
Additions based on tax positions related to the current year	22	7
Additions for tax positions of prior years	3	2
Reductions for tax positions of prior years	—	(6)
Balance at end of year	$85	$60
During the year ended December 31, 2010, the company increased its amount of unrecognized tax benefits, including its accrual for interest and penalties, by $31 for various intercompany transactions and prior year changes in estimates. During the years ended December 31, 2010, 2009 and 2008, the Company recognized approximately $1, $1 and $(1), respectively, in interest and penalties. The Company had approximately $27 and $22 accrued for the payment of interest and penalties at December 31, 2010 and 2009, respectively.
$85 of unrecognized tax benefits, if recognized, would affect the effective tax rate. The Company anticipates recognizing a range of $3 to $41 of the total amount of unrecognized tax benefits, exclusive of interest, within the next 12 months as a result of negotiations with foreign jurisdictions and completion of foreign and U.S. state audit examinations.

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
On January 31, 2011, the Company sold its Inks and Adhesive Resins (“IAR”) business to Harima Chemicals, Inc. for a purchase price of approximately $120. The IAR business was previously reported within the Coatings and Inks segment and effective in the fourth quarter of 2010, is reported as a discontinued operation as of December 31, 2010, for the year ended December 31, 2010 and for all periods presented. The presentation of the IAR business as a discontinued operation also caused the Company to re-evaluate its reportable segments. After removing the IAR business from the Coatings and Inks segment results, the remaining coatings operating segment continues to qualify as a reportable segment, and is now reported as the Coatings segment.

The Company's business segments are based on the products that the Company offers and the markets that it serves. At December 31, 2010, the Company had three reportable segments: Epoxy and Phenolic Resins, Formaldehyde and Forest Products Resins and Coatings. A summary of the major products of the Company's reportable segments follows:

•	Epoxy and Phenolic Resins: epoxy specialty resins, oil field products, versatic acids and derivatives, basic epoxy resins and intermediates and phenolic specialty resins and molding compounds

•	Formaldehyde and Forest Products Resins: forest products resins and formaldehyde applications

•	Coatings: polyester resins, alkyds resins, acrylic resins and vinylic resins
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
Net Sales to Unaffiliated Customers for the years ended December 31(1)(2):

	2010	2009	2008
Epoxy and Phenolic Resins	$2,530	$1,944	$2,795
Formaldehyde and Forest Products Resins	1,607	1,198	2,049
Coatings	681	609	846
Total	$4,818	$3,751	$5,690

Segment EBITDA for the years ended December 31(2):

	2010	2009	2008
Epoxy and Phenolic Resins(3)	$431	$267	$278
Formaldehyde and Forest Products Resins(4)	177	111	198
Coatings(5)	63	46	23
Corporate and Other	(62)	(51)	(50)

  Depreciation and Amortization Expense for the years ended December 31(2):

	2010	2009	2008
Epoxy and Phenolic Resins	$98	$101	$110
Formaldehyde and Forest Products Resins	47	45	48
Coatings	15	16	21
Corporate and Other	6	7	12
Total	$166	$169	$191
Total Assets as of December 31(2):

	2010	2009
Epoxy and Phenolic Resins	$1,598	$1,653
Formaldehyde and Forest Products Resins	849	819
Coatings	277	295
Corporate and Other	233	32
Discontinued Operations	180	174
Total	$3,137	$2,973

Capital Expenditures for the years ended December 31(2)(6):

	2010	2009	2008
Epoxy and Phenolic Resins	$67	$47	$64
Formaldehyde and Forest Products Resins	34	70	46
Coatings	12	8	12
Corporate and Other	3	4	5
Total	$116	$129	$127

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.

(2)	The Company changed its segment reporting in 2010. Prior period balances have been recast to conform to the Company's current reportable segments.

(3)	Included in the Epoxy and Phenolic Resins Segment EBITDA are Earnings from unconsolidated affiliates, net of taxes of $7 for the year ended December 31, 2010

(4)
Included in Formaldehyde and Forest Products Resins Segment EBITDA are Earnings from unconsolidated entities, net of taxes of less than $1, less than $1 and $1 for the years ended December 31, 2010, 2009 and 2008, respectively.

(5)	Included in the Coatings Segment EBITDA are Earnings from unconsolidated entities, net of taxes of $1, $2 and $1 for the years ended December 31, 2010, 2009 and 2008, respectively.

(6)	Excludes capital expenditures of discontinued operations. Includes capitalized interest costs that are incurred during the construction of property and equipment.

Reconciliation of Segment EBITDA to Net Income (Loss):

	Year Ended December 31,
	2010	2009	2008
Segment EBITDA:
Epoxy and Phenolic Resins	$431	$267	$278
Formaldehyde and Forest Products Resins	177	111	198
Coatings	63	46	23
Corporate and Other	(62)	(51)	(50)

Reconciliation:
Items not included in Segment EBITDA
Terminated merger and settlement income (expense), net	171	62	(1,027)
Integration costs	—	—	(27)
Non-cash charges	(5)	4	(4)
Unusual items:
(Loss) gain on divestiture of assets	(2)	(6)	5
Net loss from discontinued operations	(2)	(27)	(23)
Business realignments	(22)	(41)	(32)
Asset impairments	—	(49)	(15)
Other	(28)	(41)	(38)
Total unusual items	(54)	(164)	(103)
Total adjustments	112	(98)	(1,161)
Interest expense, net	(276)	(223)	(303)
(Loss) gain on extinguishment of debt	(30)	224	—
Income tax (expense) benefit	(35)	8	16
Depreciation and amortization	(166)	(170)	(191)
Net income (loss) attributable to Momentive Specialty Chemicals Inc.	214	114	(1,190)
Net income attributable to noncontrolling interest	—	3	5
Net income (loss)	$214	$117	$(1,185)

Items not included in Segment EBITDA
In 2010, Terminated merger and settlement income, net primarily includes the pushdown of Apollo’s 2010 recoveries of $163 in insurance proceeds in 2010 related to the $200 settlement payment made by Apollo that was treated as a pushdown of shareholder expense in 2008 and the $8 in insurance settlements related to the New York Shareholder Action. In 2009, Terminated merger and settlement expense, net includes the pushdown of Apollo’s recovery of $37 in insurance proceeds in 2009 related to the $200 settlement payment made by Apollo, as well as discounts on certain of the Company's merger related service provider liabilities. This income was partially offset by legal and consulting costs and legal contingency accruals related to the New York Shareholder Action. In 2008, Terminated merger and settlement expense, net primarily represented accounting, consulting, tax and legal costs related to the terminated Huntsman merger and related litigation, including the $550 payment to Huntsman to terminate the merger and settle litigation and the non-cash push-down of settlement costs paid by Apollo of $200. Terminated merger and settlement costs also include the write-off of previously deferred acquisition costs.

Integration costs primarily represent redundancy and incremental administrative costs for integration programs as a result of the Hexion Formation, as well as costs to implement a single, company-wide, management information and accounting system and a new consolidations and financial reporting system.
Non-cash charges primarily represent stock-based compensation expense, accelerated depreciation on closing facilities and unrealized derivative and foreign exchange gains and losses. Loss from discontinued operations represents the results of the IAR business.
Not included in Segment EBITDA are certain non-cash and certain non-recurring income or expenses that are deemed by management to be unusual in nature. For 2010, these items consisted of business realignment costs primarily related to expenses from the Company’s productivity program, realized foreign exchange gains and losses and retention program costs. For 2009, these items consisted of business realignment costs primarily related to expense from the Company’s productivity program, asset impairments, retention program costs and realized foreign exchange gains and losses. For 2008, these items consisted of asset impairments, a gain on the sale of a portion of the Company’s ownership in HAI and a gain on the sale of certain assets of a non-core product line.

Geographic Information
Net Sales to Unaffiliated Customers for the years ended December 31(1):

	2010	2009	2008
United States	$2,082	$1,568	$2,467
Netherlands	938	846	1,222
Germany	347	282	494
Canada	244	165	276
Other international	1,207	890	1,231
Total	$4,818	$3,751	$5,690

(1)	Sales are attributed to the country in which the individual business locations reside.
Long-Lived Assets as of December 31:

	2010	2009
United States	$518	$545
Netherlands	251	289
Germany	118	135
Canada	70	70
Other international	331	341
Total	$1,288	$1,380
Product Line Information
Net Sales to Unaffiliated Customers for the years ended December 31:

	2010	2009	2008
Epoxy resins and intermediates	$1,412	$1,092	$1,501
Forest products resins	1,205	927	1,534
Coating products	681	608	846
Phenolic specialty resins	488	325	545
All other(1)	1,032	799	1,264
Total	$4,818	$3,751	$5,690

(1)	Net sales of other product lines that individually account for less than 10% of consolidated Net sales.

18. Guarantor/Non-Guarantor Subsidiary Financial Information
The Company and certain of its U.S. subsidiaries guarantee debt issued by its wholly owned subsidiaries Hexion Nova Scotia, ULC and Hexion U.S. Finance Corporation (together, the “Subsidiary Issuers”), which includes the 8.875% first priority senior secured notes due 2018, the floating rate second-priority senior secured notes due 2014 and the 9% second-priority notes due 2020.
The following information contains the condensed consolidating financial information for MSC (the parent), the Subsidiary Issuers, the combined subsidiary guarantors (Momentive Specialty Chemical Investments Inc.; Borden Chemical Foundry; LLC, Lawter International, Inc.; HSC Capital Corporation; Momentive International, Inc.; Momentive CI Holding Company; NL COOP Holdings LLC and Oilfield Technology Group, Inc.) and the combined non-guarantor subsidiaries, which includes all of the Company’s foreign subsidiaries and HAI (prior to the deconsolidation of this entity).
All of the subsidiary issuers and subsidiary guarantors are 100% owned by MSC. All guarantees are full and unconditional, and are joint and several. There are no significant restrictions on the ability of the Company to obtain funds from its domestic subsidiaries by dividend or loan. While the Company’s Australian, New Zealand and Brazilian subsidiaries are restricted in the payment of dividends and intercompany loans due to the terms of their credit facilities, there are no material restrictions on the Company’s ability to obtain cash from the remaining non-guarantor subsidiaries.
This information includes allocations of corporate overhead to the combined non-guarantor subsidiaries based on net sales. Income tax expense has been provided on the combined non-guarantor subsidiaries based on actual effective tax rates.

MOMENTIVE SPECIALTY CHEMICALS INC.
Notes to Consolidated Financial Statements
(dollars in millions)
YEAR ENDED DECEMBER 31, 2010
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,223	$—	$—	$2,934	$(339)	$4,818
Cost of sales	1,826	—	—	2,587	(339)	4,074
Gross profit	397	—	—	347	—	744
Selling, general and administrative expense	129	—	—	215	—	344
Terminated merger and settlement (income) expense, net	(171)	—	—	—	—	(171)
Business realignment costs	7	—	—	15	—	22
Other operating expense (income), net	7	—	—	(2)	—	5
Operating income	425	—	—	119	—	544
Interest expense, net	92	144	—	40	—	276
Loss on extinguishment of debt	7	5	—	18	—	30
Intercompany interest expense (income)	123	(169)	(1)	47	—	—
Other non-operating (income) expense, net	(19)	8	—	6	—	(5)
Income before income tax, earnings from unconsolidated entities	222	12	1	8	—	243
Income tax (benefit) expense	(11)	10	—	36	—	35
Income (loss) before earnings from unconsolidated entities	233	2	1	(28)	—	208
Earnings from unconsolidated entities, net of taxes	(13)	—	(5)	—	26	8
Net income (loss) from continuing operations	220	2	(4)	(28)	26	216
Net (loss) income from discontinued operations, net of tax	(6)	—	—	4	—	(2)
Net income (loss) attributable to Momentive Specialty Chemicals Inc.	$214	$2	$(4)	$(24)	$26	$214

MOMENTIVE SPECIALTY CHEMICALS INC.
Notes to Consolidated Financial Statements
(dollars in millions)
YEAR ENDED DECEMBER 31, 2009
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,620	$—	$—	$2,475	$(344)	$3,751
Cost of sales	1,431	—	—	2,173	(344)	3,260
Gross profit	189	—	—	302	—	491
Selling, general and administrative expense	96	—	—	224	—	320
Terminated merger and settlement (income) expense, net	(64)	—	—	2	—	(62)
Asset impairments	37	—	—	12	—	49
Business realignment costs	18	—	—	23	—	41
Other operating expense (income), net	10	—	(1)	1	—	10
Operating income	92	—	1	40	—	133
Interest expense, net	130	62	—	31	—	223
Gain on extinguishment of debt	(76)	(148)	—	—	—	(224)
Intercompany interest expense (income)	67	(82)	(1)	16	—	—
Other non-operating (income) expense, net	(6)	7	1	(2)	—	—
(Loss) income before income tax, earnings from unconsolidated entities	(23)	161	1	(5)	—	134
Income tax (benefit) expense	(4)	6	—	(10)	—	(8)
(Loss) income before earnings from unconsolidated entities	(19)	155	1	5	—	142
Earnings from unconsolidated entities, net of taxes	145	—	2	2	(147)	2
Net income from continuing operations	126	155	3	7	(147)	144
Net loss from discontinued operations, net of tax	(9)	—	—	(18)	—	(27)
Net income attributable to noncontrolling interest	(3)	—	—	—	—	(3)
Net income (loss) attributable to Momentive Specialty Chemicals Inc.	$114	$155	$3	$(11)	$(147)	$114

MOMENTIVE SPECIALTY CHEMICALS INC.
Notes to Consolidated Financial Statements
(dollars in millions)
YEAR ENDED DECEMBER 31, 2008
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,565	$—	$—	$3,592	$(467)	$5,690
Cost of sales	2,327	—	—	3,231	(467)	5,091
Gross profit	238	—	—	361	—	599
Selling, general and administrative expense	104	—	—	256	—	360
Terminated merger and settlement expense, net	872	—	—	155	—	1,027
Integration costs	13	—	—	14	—	27
Asset impairments	2	—	—	13	—	15
Business realignment costs	5	—	—	27	—	32
Other operating expense (income), net	7	1	(1)	2	—	9
Operating (loss) income	(765)	(1)	1	(106)	—	(871)
Interest expense, net	160	77	—	66	—	303
Intercompany interest expense (income)	93	(90)	(1)	(2)	—	—
Other non-operating (income) expense, net	(4)	10	—	—	—	6
(Loss) income before income tax, earnings from unconsolidated entities	(1,014)	2	2	(170)	—	(1,180)
Income tax benefit	(13)	(1)	—	(2)	—	(16)
(Loss) income before earnings from unconsolidated entities	(1,001)	3	2	(168)	—	(1,164)
Earnings from unconsolidated entities, net of taxes	(175)	—	6	2	169	2
Net (loss) income from continuing operations	(1,176)	3	8	(166)	169	(1,162)
Net loss from discontinued operations, net of tax	(9)	—	—	(14)	—	(23)
Net income attributable to noncontrolling interest	(5)	—	—	—	—	(5)
Net (loss) income attributable to Momentive Specialty Chemicals Inc.	$(1,190)	$3	$8	$(180)	$169	$(1,190)

MOMENTIVE SPECIALTY CHEMICALS INC.
Notes to Consolidated Financial Statements
(dollars in millions)
DECEMBER 31, 2010
CONDENSED CONSOLIDATING BALANCE SHEET

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents (including restricted cash of $0 and $6, respectively)	$56	$—	$—	$130	$—	$186
Short-term investments	—	—	—	6	—	6
Accounts receivable, net	135	—	—	412	—	547
Inventories:
Finished and in-process goods	135	—	—	144	—	279
Raw materials and supplies	43	—	—	74	—	117
Discontinued operations	39	—	—	141	—	180
Other current assets	32	—	—	48	—	80
Total current assets	440	—	—	955	—	1,395
Other assets
Other assets	6	41	30	73	3	153
Property and equipment, net	518	—	—	770	—	1,288
Goodwill	93	—	—	76	—	169
Other intangible assets, net	62	—	—	70	—	132
Total assets	$1,119	$41	$30	$1,944	$3	$3,137
Liabilities and (Deficit) Equity
Current liabilities
Accounts and drafts payable	$153	$—	$—	$277	$—	$430
Intercompany accounts (receivable) payable	(140)	(46)	—	186	—	—
Debt payable within one year	25	—	—	57	—	82
Intercompany loans (receivable) payable	(97)	—	—	97	—	—
Loans payable to affiliates	2	—	—	—	—	2
Interest payable	21	46	—	2	—	69
Income taxes payable	7	—	—	17	—	24
Accrued payroll and incentive compensation	29	—	—	37	—	66
Discontinued operations	18	—	—	22	—	40
Other current liabilities	92	—	—	60	—	152
Total current liabilities	110	—	—	755	—	865
Long-term debt	1,152	1,687	—	649	—	3,488
Affiliated long-term debt	80	—	—	20	—	100
Intercompany loans payable (receivable)	1,352	(1,887)	(15)	550	—	—
Long-term pension and post employment benefit obligations	83	—	—	125	—	208
Deferred income taxes	35	2	—	73	—	110
Other long-term liabilities	104	6	—	50	—	160
Advance from affiliates	225	—	—	—	—	225
Total liabilities	3,141	(192)	(15)	2,222	—	5,156
Total Momentive Specialty Chemicals Inc. shareholder's (deficit) equity	(2,022)	233	45	(281)	3	(2,022)
Noncontrolling interest	—	—	—	3	—	3
Shareholder’s (deficit) equity	(2,022)	233	45	(278)	3	(2,019)
Total liabilities and (deficit) equity	$1,119	$41	$30	$1,944	$3	$3,137

MOMENTIVE SPECIALTY CHEMICALS INC.
Notes to Consolidated Financial Statements
(dollars in millions)
DECEMBER 31, 2009
CONDENSED CONSOLIDATING BALANCE SHEET

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents (including restricted cash of $0 and $7, respectively)	$22	$—	$—	$120	$—	$142
Short-term investments	—	—	—	10	—	10
Accounts receivable, net	35	—	—	388	—	423
Inventories:
Finished and in-process goods	125	—	—	120	—	245
Raw materials and supplies	37	—	—	58	—	95
Discontinued operations	22	—	—	79	—	101
Other current assets	22	—	—	55	—	77
Total current assets	263	—	—	830	—	1,093
Other assets
Investment in subsidiaries	831	—	23	—	(854)	—
Other assets	33	6	—	60	—	99
	864	6	23	60	(854)	99
Property and equipment, net	538	—	—	842	—	1,380
Goodwill	94	—	—	83	—	177
Other intangible assets, net	68	—	—	83	—	151
Discontinued operations	17	—	—	56	—	73
Total assets	$1,844	$6	$23	$1,954	$(854)	$2,973
Liabilities and (Deficit) Equity
Current liabilities
Accounts and drafts payable	$157	$—	$—	$300	$—	$457
Intercompany accounts (receivable) payable	(13)	(4)	—	17	—	—
Debt payable within one year	22	—	—	56	—	78
Intercompany loans payable (receivable)	360	—	(5)	(355)	—	—
Loans payable to affiliates	4	—	—	—	—	4
Interest payable	27	7	—	2	—	36
Income taxes payable	9	—	—	26	—	35
Accrued payroll and incentive compensation	19	—	—	28	—	47
Discontinued operations	16	—	—	24	—	40
Other current liabilities	95	—	—	96	—	191
Total current liabilities	696	3	(5)	194	—	888
Long-term debt	1,969	653	—	702	—	3,324
Affiliated long-term debt	80	—	—	20	—	100
Intercompany loans payable (receivable)	683	(868)	(14)	199	—	—
Long-term pension and post employment benefit obligations	98	—	—	126	—	224
Deferred income taxes	39	—	—	77	—	116
Other long-term liabilities	106	—	—	30	—	136
Advance from affiliates	225	—	—	—	—	225
Discontinued operations	—		—	9		9
Total liabilities	3,896	(212)	(19)	1,357	—	5,022
Total Momentive Specialty Chemicals Inc. shareholder's (deficit) equity	(2,063)	218	42	594	(854)	(2,063)
Noncontrolling interest	11	—	—	3	—	14
Shareholder’s (deficit) equity	(2,052)	218	42	597	(854)	(2,049)
Total liabilities and (deficit) equity	$1,844	$6	$23	$1,954	$(854)	$2,973

MOMENTIVE SPECIALTY CHEMICALS INC.
Notes to Consolidated Financial Statements
(dollars in millions)
YEAR ENDED DECEMBER 31, 2010
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Momentive Specialty Chemicals Inc.		Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(465)		$19	$—	$491		$—	$45
Cash flows provided by (used in) investing activities
Capital expenditures	(52)		—	—	(67)		—	(119)
Capitalized interest	—		—	—	(1)		—	(1)
Change in restricted cash	—		—	—	2		—	2
Proceeds from the return of capital from subsidiary	367	(a)	—	—	—		(367)	—
Dividend from subsidiary	18		—	1	—		(19)	—
Proceeds from the sale of assets	6		—	—	8		—	14
Deconsolidation of variable interest entity	—		—	—	(4)		—	(4)
Investment in unconsolidated affiliates, net	—		—	4	1		—	5
Proceeds from matured debt securities	—		—	—	4		—	4
	339		—	5	(57)		(386)	(99)
Cash flows provided by (used in) financing activities
Net short-term debt (repayments) borrowings	3		—	—	(10)		—	(7)
Borrowings of long-term debt	290		1,433	—	633		—	2,356
Repayments of long-term debt	(1,108)		(406)	—	(663)		—	(2,177)
Repayments of affiliated debt	(3)		—	—	—		—	(3)
Return of capital to parent	—		—	—	(367)	(a)	367	—
Net intercompany loan borrowings (repayments)	987		(973)	—	(14)		—	—
Long-term debt and credit facility financing fees	(9)		(63)	—	—		—	(72)
Payments of dividends on common stock	—		(10)	(5)	(4)		19	—
	160		(19)	(5)	(425)		386	97
Effect of exchange rates on cash and cash equivalents	—		—	—	2		—	2
Increase in cash and cash equivalents	34		—	—	11		—	45
Cash and cash equivalents (unrestricted) at beginning of year	22		—	—	113		—	135
Cash and cash equivalents (unrestricted) at end of year	$56		$—	$—	$124		$—	$180

(a)
In March, June, September and December 2010, Momentive Specialty Chemicals Inc. contributed receivables of $100, $100, $107 and $67, respectively to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the year ended December 31, 2010, the non-guarantor subsidiary sold $374 of the contributed receivables to affiliates of Apollo for net cash of $367 (see Note 8). The cash proceeds were returned to Momentive Specialty Chemicals Inc. by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined non-guarantor subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and Momentive Specialty Chemicals Inc., respectively.

MOMENTIVE SPECIALTY CHEMICALS INC.
Notes to Consolidated Financial Statements
(dollars in millions)
YEAR ENDED DECEMBER 31, 2009
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Momentive Specialty Chemicals Inc.		Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(197)		$(16)	$—	$568		$—	$355
Cash flows provided by (used in) investing activities
Capital expenditures	(38)		—	—	(93)		—	(131)
Capitalized interest	—		—	—	(5)		—	(5)
Change in restricted cash	—		—	—	2		—	2
Purchases of investments	—		—	—	(2)		—	(2)
Proceeds from the return of capital from subsidiary	392	(a)	—	—	—		(392)	—
Dividend from subsidiary	6		—	5	—		(11)	—
Proceeds from the sale of assets	4		—	—	—		—	4
	364		—	5	(98)		(403)	(132)
Cash flows (used in) provided by financing activities
Net short-term debt repayments	(2)		—	—	(8)		—	(10)
Borrowings of long-term debt	587		—	—	568		—	1,155
Repayments of long-term debt	(690)		(24)	—	(690)		—	(1,404)
Borrowings of affiliated debt	84		—	—	20		—	104
Purchase of note receivable due from parent	—		—	—	(24)		—	(24)
Deconsolidation of noncontrolling interest in variable interest entity	(24)		—	—	—		—	(24)
Return of capital to parent	—		—	—	(392)	(a)	392	—
Net intercompany loan (repayments) borrowings	(108)		40	—	68		—	—
Payment of dividends to non-controlling interest	—		—	—	(4)		—	(4)
Long-term debt and credit facility financing fees	(5)		—	—	—		—	(5)
Payments of dividends on common stock	(10)		—	(5)	(6)		11	(10)
	(168)		16	(5)	(468)		403	(222)
Effect of exchange rates on cash and cash equivalents	—		—	—	13		—	13
(Decrease) increase in cash and cash equivalents	(1)		—	—	15		—	14
Cash and cash equivalents (unrestricted) at beginning of year	23		—	—	98		—	121
Cash and cash equivalents (unrestricted) at end of year	$22		$—	$—	$113		$—	$135

(a)
In March, June, September, November and December 2009, Momentive Specialty Chemicals Inc. contributed receivables of $70, $85, $110, $33 and $104, respectively to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the year ended December 31, 2009, the non-guarantor subsidiary sold $402 of the contributed receivables to affiliates of Apollo for net cash of $392 (see Note 8). The cash proceeds were returned to Momentive Specialty Chemicals Inc. by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined non-guarantor subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and Momentive Specialty Chemicals Inc., respectively.

MOMENTIVE SPECIALTY CHEMICALS INC.
Notes to Consolidated Financial Statements
(dollars in millions)
YEAR ENDED DECEMBER 31, 2008
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(825)	$3	$(7)	$197	$—	$(632)
Cash flows (used in) provided by investing activities
Capital expenditures	(59)	—	—	(75)	—	(134)
Change in restricted cash	—	—	—	(6)	—	(6)
Purchases of investments	—	—	—	(7)	—	(7)
Dividend from subsidiary	8	—	—	—	(8)	—
Proceeds from the sale of assets	—	—	5	8	—	13
	(51)	—	5	(80)	(8)	(134)
Cash flows provided by (used in) financing activities
Net short-term debt (repayments) borrowings	(5)	—	—	13	—	8
Borrowings of long-term debt	389	—	—	703	—	1,092
Repayments of long-term debt	(396)	—	—	(533)	—	(929)
Payments of dividends on common stock	(2)	—	(5)	(3)	8	(2)
Affiliated loan borrowings (repayments)	232	(3)	7	(236)	—	—
Capital contribution from parent	325	—	—	—	—	325
Contingent affiliate advance	225	—	—	—	—	225
Noncontrolling interest in variable interest entity	24	—	—	—	—	24
Cash settlement of derivatives	—	—	—	(37)	—	(37)
	792	(3)	2	(93)	8	706
Effect of exchange rates on cash and cash equivalents	—	—	—	(18)	—	(18)
(Decrease) increase in cash and cash equivalents	(84)	—	—	6	—	(78)
Cash and cash equivalents (unrestricted) at beginning of year	107	—	—	92	—	199
Cash and cash equivalents (unrestricted) at end of year	$23	$—	$—	$98	$—	$121

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder of
Momentive Specialty Chemicals Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Momentive Specialty Chemicals Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Columbus, Ohio
February 28, 2011

Schedule II – Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Additions		Deductions	Balance at End of Period
		Charged to cost and expenses(1)	Charged to other accounts
Allowance for Doubtful Accounts:
Year ended December 31, 2010	$24	$6	$—	$(5)	$25
Year ended December 31, 2009	23	7	—	(6)	24
Year ended December 31, 2008	22	2	—	(1)	23
Reserve for Obsolete Inventory:
Year ended December 31, 2010	$10	$9	$—	$(10)	$9
Year ended December 31, 2009	8	5	—	(3)	10
Year ended December 31, 2008	12	8	—	(12)	8

(1)	Includes the impact of foreign currency translation

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A - CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, we, under the supervision and with the participation of our Disclosure Committee and our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.
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
We have assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (COSO). Based on our assessment, we have concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria.
This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

ITEM 9B - OTHER INFORMATION
On February 23, 2011, the Compensation Committee of the Board of Managers of Momentive Holdco approved the Momentive Performance Materials Holdings LLC 2011 Equity Incentive Plan (the “Plan”). Our directors, executive officers and selected key members of management are eligible to participate in the Plan. Under the Plan, Momentive Holdco can award Unit Options, Unit Awards, Restricted Units, Restricted Deferred Units, and Other Unit-Based Awards.

Also on February 23, 2011, the Committee made awards of Restricted Deferred Units and Unit Options to certain participants, including our directors and named executive officers. The following grants were made to our Chief Executive Officer, our Chief Financial Officer and our other Named Executive Officers:

Craig O. Morrison - 193,667 restricted deferred units, 581,001unit options
William H. Carter - 154,934 restricted deferred units, 464,801 unit options
Joseph P. Bevilaqua - 122,344 restricted deferred units, 367,033 unit options
Judith A. Sonnett - 153,295 restricted deferred units, 459,886 unit options
Dale N. Plante - 76,748 restricted deferred units, 230,243 unit options

The restricted deferred units are non-voting units of measurement which are deemed for bookkeeping purposes to be equivalent to one common unit of Momentive Holdco. The unit options are options to purchase common units of Momentive Holdco. The awards made pursuant to the Plan will vest based on continued service and the achievement of certain unit prices following certain transactions involving Momentive Holdco. The awards contain restrictions on transferability and other typical terms and conditions.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors, Executive Officers, Promoters and Control Persons
Set forth below are the names, ages and current positions of our executive officers and directors as of February 1, 2011.

Name	Age	Position
Craig O. Morrison	55	Director, Chairman, President and Chief Executive Officer
William H. Carter	57	Director, Executive Vice President and Chief Financial Officer
Robert V. Seminara	39	Director
Jordan C. Zaken	36	Director
David B. Sambur	30	Director
Joseph P. Bevilaqua	55	Executive Vice President, President – Epoxy, Phenolic and Coatings Resins Division
Dale N. Plante	53	Executive Vice President, President – Forest Products Division
Judith A. Sonnett	54	Executive Vice President, Human Resources
Kevin W. McGuire	51	Executive Vice President – Business Processes and IT
Nathan E. Fisher	45	Executive Vice President - Procurement
Anthony B. Greene	51	Executive Vice President - Business Development and Strategy
Douglas A. Johns	53	Executive Vice President and General Counsel
George F. Knight	53	Senior Vice President – Finance and Treasurer
Craig O. Morrison was elected President and Chief Executive Officer and a director effective March 25, 2002 and was named Chairman of the Board of Directors on June 1, 2005. He also serves as President and CEO and a director of Momentive Performance Materials Inc. and Momentive Performance Materials Holdings LLC, having been elected to those positions on October 1, 2010. Prior to joining our Company, he served as President and General Manager of Alcan Packaging's Pharmaceutical and Cosmetic Packaging business from 1999 to 2002. From 1993 to 1998 he was President and General Manager for Van Leer Containers, Inc. Prior to joining Van Leer Containers, Mr. Morrison served in a number of management positions with General Electric's Plastics division from March 1990 to November 1993, and as a consultant with Bain and Company from 1987 to 1990. He is a member of the Environmental, Health and Safety and Executive Committees of the Board of Managers of Momentive Holdco. Mr. Morrison's position as President and Chief Executive Officer, his extensive management experience, and his skills in business leadership and strategy qualify him to serve on our Board of Directors.
William H. Carter was elected Executive Vice President and Chief Financial Officer effective April 3, 1995 and a director November 20, 2001. He also serves as Executive Vice President and CFO and a director of Momentive Performance Materials Inc. and Momentive Performance Materials Holdings LLC, having been elected to those positions October 1, 2010. Throughout his tenure with us, Mr. Carter has been instrumental in the restructuring of our holdings, including serving as a director and interim President and Chief Executive Officer of a former subsidiary, BCP Management Inc., from January to June 2000, and a director and executive officer of WKI Holding Company, Inc. from 2001 to 2003. Additionally, he has served as a director of Elmer's Products, Inc., Borden Foods Corporation and AEP Industries, Inc. Prior to joining our Company in 1995, Mr. Carter was a partner, and the engagement partner for Borden Chemical, with Price Waterhouse LLP, which he joined in 1975. Mr. Carter's position as Executive Vice President and Chief Financial Officer, his extensive management experience, and his skills in financial leadership qualify him to serve on our Board of Directors.
Robert V. Seminara was elected a director of the Company on August 12, 2004. Mr. Seminara is a Partner at Apollo, where he has worked since January 2003. From June 1996 to January 2003, Mr. Seminara served as an officer in the private equity investment group at Evercore Partners LLC, where he held the title Managing Director. He is Chairman of the Audit Committee of the Board of Directors of the Company and of Momentive Performance Materials Holdings LLC's Board of Managers. Within the past five years he also served as a director of Momentive Performance Materials Holdings LLC, Covalence Specialty Materials, World Kitchen, Inc., Berry Plastics Corporation and Skylink Aviation, Inc., all Apollo portfolio companies. In light of our ownership structure and Mr. Seminara's position with Apollo and his extensive financial and business experience, we believe it is appropriate for Mr. Seminara to serve as a director of the Company.
Jordan C. Zaken was elected a director of the Company on June 29, 2005. Mr. Zaken is a Partner at Apollo, where he has worked since 1999. Prior to that time, Mr. Zaken was employed by Goldman, Sachs & Co. in its Mergers and Acquisitions Department. He also is a director of Apollo portfolio companies: Momentive Performance Materials Inc., Momentive Performance Materials Holdings LLC, Verso Paper Corp, Verso Paper Holdings, LLC. Within the past five years, Mr. Zaken was a director of Parallel Petroleum Corporation. He is the Chairman of the Compensation Committee of the Board of Directors of the Company. He is also a member of the Environmental, Health and Safety Committee, the Executive Committee, Audit Committee, and Chair of the Compensation Committee of the Board of Managers of Momentive Performance Materials Holdings LLC. In light of our ownership structure and Mr. Zaken's extensive finance and business experience, we believe it is appropriate for Mr. Zaken to serve as a director of the Company.

David B. Sambur was elected a director of the Company on October 1, 2010. He is a principal of Apollo Management, L.P., where he has worked since 2004. He was a member of the Leveraged Finance Group of Salomon Smith Barney Inc. from 2002 to 2004. Mr. Sambur also is a director of Verso Paper Corp., Verso Paper Holdings, Caesars Entertainment Corporation, Momentive Performance Materials Holdings LLC, and Momentive Performance Materials Inc, all Apollo portfolio companies. He serves on the Audit and Compensation Committees of the Company's Board of Directors. He also is a member of the Audit and Compensation Committees of the Board of Managers of Momentive Performance Materials Holdings LLC.
Joseph P. Bevilaqua is an Executive Vice President and President of the Epoxy, Phenolic and Coating Resins Division. Since August 10, 2008, he has been responsible for the epoxy and phenolic resins businesses and in October 2010, the coatings business was added to his division responsibilities. Prior to that, he was Executive Vice President and President of the Phenolic and Forest Products Division, a position he held from January 2004 to August 2008. Mr. Bevilaqua joined the Company in April 2002 as Vice President-Corporate Strategy and Development. From February 2000 to March 2002, he was the Vice President and General Manager of Alcan's global plastics packaging business. Prior to Alcan, Mr. Bevilaqua served in leadership positions with companies such as General Electric, Woodbridge Foam Corporation and Russell-Stanley Corporation.
Dale N. Plante was elected an Executive Vice President and appointed President of the Forest Products Division on September 1, 2008. In this role, Mr. Plante is responsible for the Company's global forest products resins and formaldehyde businesses, as well as our Australian-based Applied Technology Group additives business. Mr. Plante has held a number of assignments with increasing responsibility in his thirty years in the forest products sector with the Company and its predecessors. Prior to becoming President of the Forest Products division, in 2005 Mr. Plante relocated from Canada to Rotterdam to become the Managing Director of Forest Products and Formaldehyde - Europe. In 2007, Mr. Plante was promoted to Vice President and Managing Director of Forest Products and Formaldehyde - Europe. Prior to 2005, Mr. Plante was located in Canada working for the Company's Canadian subsidiary and, from 2004-2005 was North American Sales Manager - Wood Fiber.
Judith A. Sonnett was elected Executive Vice President - Human Resources in September 2007. She also serves as Executive Vice President - Human Resources of Momentive Performance Materials Inc, having been elected to that position on October 1, 2010. She has served in various HR leadership roles for the Company and its predecessors since November 1998. Prior to her election to her current position, Ms. Sonnett was Vice President - People and Organizational Development from November 2004 thru September 2007, and prior to that, she held the title Vice President, Human Resources for Borden Chemical Inc. from November 1998 thru November 2004. From 1995 to 1998 Ms. Sonnett worked in Human Resources for W.L. Gore and Associates.
Kevin W. McGuire was elected Executive Vice President - Business Processes and IT on June 1, 2005. He also serves as Executive Vice President - Business Processes and IT of Momentive Performance Materials Inc, having been elected to that position October 1, 2010. Mr. McGuire joined the Company in 2002 as the Chief Information Officer.
Nathan E. Fisher was elected Executive Vice President - Procurement on June 1, 2005. He also serves as Executive Vice President - Procurement of Momentive Performance Materials Inc, having been elected to that position on October 1, 2010. Mr. Fisher joined the Company in March 2003 as Director of Strategic Sourcing and was promoted to Vice President - Global Sourcing in September 2004.
Anthony B. Greene was elected Executive Vice President- Business Development and Strategy on October 1, 2010. Mr. Greene also serves in that capacity for Momentive Performance Materials Inc. Mr. Greene joined Momentive Performance Materials Inc. upon its formation on December 4, 2006 as Global Financial Planning and Analysis Manager. He was appointed Global Business Development Leader in January 2010. Prior to December 2006, he served as Global Financial Planning and Analysis Manager for GE Advanced Materials since 2005. Mr. Greene joined GE in 1981 and has held numerous financial management roles in a wide variety of GE businesses in the U.S., Asia and Europe.
Douglas A. Johns was elected Executive Vice President and General Counsel on October 1, 2010. He also serves as Executive Vice President, General Counsel and Secretary of Momentive Performance Materials Inc. and Momentive Performance Materials Holdings LLC. Mr. Johns joined Momentive Performance Materials Inc. as General Counsel and Secretary upon its formation on December 4, 2006. He was promoted to Executive Vice President on October 1, 2010. Prior to that time, Mr. Johns served as General Counsel for GE Advanced Materials, a division of the General Electric Company ("GE") from 2004 to December 2006. Mr. Johns began his career as a trial lawyer at the U.S. Department of Justice and was in private practice before joining GE in 1991, where he served as Senior Counsel for global regulatory and environmental matters and Senior Business Counsel at GE Plastics' European headquarters in Bergen Op Zoom, The Netherlands from 2001 to 2004.
George F. Knight was elected Senior Vice President - Finance and Treasurer on June 1, 2005. Mr. Knight joined the Company in 1997. From 1999-2001 he served as Vice President of Finance for Borden Foods Corporation, an affiliate of the Company. In 2001, he re-joined the Company and was appointed Vice President-Finance and Treasurer of the Company in July 2002. He was promoted to Senior Vice President in June 2005. He also serves as Senior Vice President Finance and Treasurer of Momentive Performance Materials Inc. and Momentive Performance Materials Holdings LLC, having been elected to those positions on October 1, 2010 and November 1, 2010, respectively.
Nominating Committee
As a controlled company, we have no Nominating Committee nor do we have written procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee Financial Expert
Since we are not a listed issuer, there are no requirements that we have an independent Audit Committee. Our Audit Committee consists of Messrs. Seminara and Sambur, both of whom qualify as audit committee financial experts, as such term is defined in Item 407(d)(5) of Regulation S-K, and neither of whom is independent.
Code of Ethics
We have a Code of Business Ethics that applies to all associates, including our Chief Executive Officer and senior financial officers. These standards are designed to deter wrongdoing and to promote the honest and ethical conduct of all employees. Our Code of Business Ethics is posted on our website: www.Momentive.com under “Investor Relations – Corporate Governance.” Any substantive amendment to, or waiver from, any provision of the Code of Business Ethics with respect to any senior executive or financial officer shall be posted on this website.

ITEM 11 - EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Oversight of the Executive Compensation Program
The Compensation Committee of our Board of Directors (the “Committee”) is responsible for establishing and monitoring compliance with our executive compensation philosophy. The Committee's overarching goal is that the compensation and benefits provided to executives are reasonable, internally fair and externally competitive. The Committee has the authority to approve all executive compensation, equity and benefit programs.
The Committee sets the principles and strategies that guide the design of our executive compensation program. They annually evaluate the performance and compensation levels of the Chief Executive Officer (the “CEO”) and each of the executive officers who report directly to the CEO. Based on this evaluation, the Committee establishes and approves each executive's compensation level, including base salary, annual incentive opportunities and long-term incentive opportunities, including any equity-based awards. Throughout this discussion, we refer to the executives named in the Summary Compensation Table in Part III, Item 12 of this Annual Report as the Named Executive Officers. We also refer to our CEO and the executives who report directly to him as the “Senior Leadership Team.” Our Senior Leadership Team is currently comprised of 12 individuals, including all of the named executive officers.
Executive Compensation Philosophy and Objectives of Executive Compensation Program
Our executive compensation program is designed to focus our CEO and the Senior Leadership Team on our key strategic, financial and operational goals that will translate into long-term value creation for our owners. As a result, we believe that the compensation packages we provide to executives should include a mix of short-term cash-based awards that encourage the achievement of annual goals, and long-term cash and equity-based elements that reward sustained business performance and encourage management stability. The Committee also believes that equity-based awards play an important role in creating incentives for our executives to maximize Company performance and further align the interests of our executives with those of our stockholders.
Our annual compensation review process includes an evaluation of key objectives and measurable contributions to ensure that the incentives are not only aligned with the Company's strategic goals, but also enable us to attract and retain a highly qualified and effective management team. The Committee bases its executive compensation decisions on the following philosophy:

•	The compensation program should be designed to support the business with a balance between critical short-term objectives and long-term strategy;

•	Each executive's total compensation should have a correlation to the scope of his or her responsibilities and relative contributions to the Company's performance; and,

•	A significant portion of each executive's total compensation should be variable and contingent upon the achievement of specific financial and operational performance goals.
Our general philosophy is to set base salaries at levels comparable to the general market for the given position, and provide the opportunity for short-term and long-term incentive compensation that will exceed the general market when we perform at or above target levels.
Roles and Responsibilities
The Committee makes all final decisions regarding the compensation of our Senior Leadership Team, and is also responsible for approving new compensation programs, changes to existing compensation programs and equity award grants for all other employees. These decisions, other than decisions regarding their own compensation, are based on recommendations made by the CEO and the Executive Vice President of Human Resources. The compensation of the CEO and the Executive Vice President of Human Resources is determined by the Committee. The Committee uses its discretion and judgment in accepting or modifying management's recommendations in making its final compensation decisions.
Use of Compensation Data
In order to obtain a general understanding of current compensation practices when setting executive compensation levels, the Committee considers broad-based competitive market data on total compensation packages provided to executives with similar responsibilities at comparable companies within the chemical industry, as well as companies of similar revenues and operational complexity outside the chemical industry. We also use a variety of third party salary surveys, including Hay Group PayNet and Towers Watson Executive Compensation Database. When making its executive compensation decisions, the Committee evaluates each executive's scope of responsibility, his or her specific role in value creation and overall contributions to Company performance.
The Committee also reviews historical total compensation data on each executive, which includes base salary, target and actual annual incentive compensation and long-term incentive compensation, including equity ownership.
Executive Compensation and Related Actions in 2010
In early 2009, in light of the dramatic volume decreases in most of our businesses in the fourth quarter of 2008, the Committee approved a number of urgent cost-saving actions, including the suspension of the Company match to the defined contribution plan and the reduction by 10% of the base salaries of each member of the Senior Leadership Team.

In January 2010, in anticipation of modest economic recovery and out of concern for retaining members of the Senior Leadership Team, the Committee voted to restore the Senior Leadership Team's base salaries to their 2008 levels, effective April 1, 2010. In addition, executives were eligible to receive merit increases based on individual performance effective April 1, 2010. In May 2010, the Company match to the defined contribution plan was restored for all employees.
No new equity awards were made to executives in 2010.

On October 1, 2010 in connection with the closing of the Momentive Combination, we entered into the Shared Services Agreement with MPM, pursuant to which, MPM provides to us, and we provide to MPM, a range of services, including the services of certain executives and employees on a shared basis. Under this arrangement, we provide MPM with the executive services of Mr. Morrison, Mr. Carter and Ms. Sonnett and certain other members of our Senior Leadership Team (while they continue to be employed by, and provide services to, MSC) and MPM provides the executive services of certain members of their Senior Leadership Team (while they continue to be employed by, and provide services to, MPM). In addition, under this agreement, MPM provides to us, and we provide to MPM, the services of various other executives and employees on a shared basis. Pursuant to the Shared Services Agreement, the fully burdened costs (including associated overhead costs) of the executives and other employees that MPM provides to us and we provide to MPM are allocated 51% to us and 49% to MPM, respectively, according to an agreed upon methodology, except to the extent that 100% of any cost is demonstrably attributable to or for the benefit of either MPM or us, in which case the entire cost is allocated to such party. Fully burdened costs for shared employees include salary, bonus, cash grants under annual incentive compensation plans, costs under health care, life insurance, pension, retirement, deferred compensation and severance plans and associated overhead, calculated in accordance with accounting policies and procedures approved, from time to time, by the parties. Monthly net payments are made under the Shared Services Agreement based on estimated total allocated costs for all services. Following the end of each quarter, an additional payment is made, if necessary, based on a reconciliation of estimated costs to actual costs for such quarter. We expect that the Momentive Combination, including the Shared Services Agreement, will result in significant synergies for us. For additional details regarding the Shared Services Agreement, see Item 13 “Certain Relationships and Related Transactions, and Director Independence" of this Annual Report on Form 10-K.

In connection with the Momentive Combination, the responsibilities of certain executives were increased (as described above) and accordingly, effective October 1, 2010, these individuals, including certain of our Named Executive Officers, received salary adjustments and/or increases in their annual incentive compensation targets. These adjustments are further described below.
2011 Compensation Actions
In February, 2011, the Compensation Committee of the Board of Managers of Momentive Holdco approved a new long-term equity incentive plan for employees and directors of the Company and MPM (the “2011 Equity Plan”). The 2011 Equity Plan was adopted to address the concern that many of the Company's key managers do not currently hold a meaningful or any equity stake in Momentive Holdco, and the fact that management's overall ownership interest in Momentive Holdco is relatively small. Grants under the 2011 Equity Plan are denominated in Momentive Holdco common units. Under the 2011 Equity Plan, participants may receive grants of common units, restricted units, restricted deferred units, unit options, and other unit-based awards. Grants of restricted deferred units and options to purchase units were made to a select group of Company leaders, including our Named Executive Officers. The amount of each award is based on the executive's scope of responsibility, long-term potential, retention risk and/or impact on value creation. The awards also varied depending upon the grantees’ existing equity holdings, as the Compensation Committee of Momentive Holdco sought to harmonize equity ownership positions among key executives of MSC and MPM based on the factors above. The awards made pursuant to the 2011 Equity Plan will vest based on continued service and the achievement of certain unit prices following certain transactions involving Momentive Holdco, which we believe provides a retention incentive and encourages long-term value creation.
Executive Compensation Components
The following paragraphs describe and analyze the essential components of our executive compensation program which are as follows: base salaries, annual incentive awards, long-term incentive awards, retirement benefits and international assignment compensation and severance benefits. Unless otherwise noted, the same compensation principles apply to all other non-bargained salaried employees of the Company.
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

The three metrics used in our 2010 Annual Incentive Compensation Plan (“2010 ICP”) design are Segment EBITDA, EH&S statistics and Cash Flow. The Committee uses Segment EBITDA as the primary profitability measure for determining the level of the Company's financial performance for management and executive annual incentive compensation purposes. Segment EBITDA is defined as earnings before interest, income taxes, depreciation and amortization (EBITDA) that is adjusted to exclude certain non-cash or non-recurring expenses (see Item 7 of Part II of this Annual Report on Form 10-K for a reconciliation of Segment EBITDA to Net Income (loss)). The Segment EBITDA target for the annual incentive plan is set by the Committee based upon factors including, but not limited to, competitive business dynamics in the markets in which we operate, raw material trends, anticipated business unit growth, anticipated cost synergies and business unit budget projections. For the 2010 ICP, the targeted MSC Segment EBITDA was $515 million. The minimum threshold for an incentive payout under the Segment EBITDA measure was established at 89.3% of the target and the maximum payout was established at 110.7% of the target.
Cash flow encompasses EBITDA, net trading capital improvement and/or usage, capital spending and interest paid along with other smaller operating cash flow items such as income taxes paid and pension contributions. The purpose of this component is to increase focus on cost control and cost reduction actions to preserve an adequate amount of liquidity to fund operations and capital expenditures, service debt and ultimately sustain the business through difficult economic cycles. The cash flow targets were established as a result of budget projections and reflected a cash usage of $140 million. This target represents a decrease from 2009's actual cash flow generated amount of approximately $274 million and incorporates a usage of cash through an increased investment in working capital of $303 million, due to the anticipated recovery in volumes and raw material price increases within our businesses. Minimum and maximum threshold targets were established for each division and for global MSC. The Segment EBITDA and cash flow measurements act independently such that a payout of one element is possible even if the minimum target threshold for the other is not achieved We believe this design encourages continued focus on critical cash constraints.
Consistent with past plan designs, 10% of the 2010 ICP was based on achievement of Environmental Health and Safety (“EH&S”) goals. As a chemical manufacturer, our operations involve the use of hazardous materials, and we are subject to extensive environmental regulation. As a result, EH&S is a critical focus for all of our associates. EH&S targets are measured based upon achievement of goals around reducing occupational illness and injury rates (“OIIR”) and environmental incidents such as permit exceedances and hazardous spills. The Company's EH&S target for 2010 was an OIIR of .83. This goal represents a 10% improvement over prior year actual. Any payout on achievement of an EH&S target is contingent upon the achievement of the Segment EBITDA target.
Each participant's incentive target award is based on a percentage of his or her base salary. All executives have 50% of their annual incentive compensation tied to global MSC or Division Segment EBITDA budget targets, 10% tied to EH&S goals and 40% tied to cash flow budget targets. The following table summarizes the targets and performance components, including individual goals and weightings, for each of our Named Executive Officers.

Name	Incentive Target (% of Base Salary)	Award Payout Range (% of Incentive Target)	Performance Components Individual Goals	Weight
C. Morrison	100%	50% - 200%	MSC Segment EBITDA Global EH&S Goals MSC Cash Flow Targets	50% 10% 40%
W. Carter	80%	50% - 200%	MSC Segment EBITDA Global EH&S Goals MSC Cash Flow Targets	50% 10% 40%
J. Bevilaqua	80%	50% - 200%	MSC Segment EBITDA Division Segment EBITDA Division EH&S Goals Division Cash Flow Target	10% 40% 10% 40%
J. Sonnett	60%	50% - 200%	MSC Segment EBITDA Global EH&S Goals MSC Cash Flow Targets	50% 10% 40%
D. Plante	70%	50% - 200%	MSC Segment EBITDA Division Segment EBITDA Division EH&S Goals Division Cash Flow Target	10% 40% 10% 40%

We believe that our Division Presidents’ incentive compensation must have a strong tie to their division’s performance where they have the greatest impact and closest line of sight and therefore, 90% of their targets are tied to their division’s results. Please see “Determining Executive Compensation for our Named Executive Officers” below for a description of each Named Executive Officer’s performance against the 2010 ICP goals.

3. Long-term Incentive Awards
Equity Awards
From time to time, grants of equity-based awards may be made to our Named Executive Officers, other members of the Senior Leadership Team and other eligible associates. The purpose of equity awards is to provide a long-term performance incentive and to reward the participants for planning and delivering long-term value. The equity incentive awards granted prior to the Momentive Combination covered equity securities of our parent, MSC Holdings and are generally subject to time-based or performance-based vesting requirements. Time-based awards function as a retention incentive, while performance-based awards are linked to the Company's attainment of specific long-term objectives. At the time of the Momentive Combination, all outstanding equity-based awards that covered common units of MSC Holdings were converted on a one-for-one basis to cover units of Momentive Holdco. The Company has equity-based awards outstanding under the 2004 Stock Incentive Plan (the “2004 Stock Plan”),the 2004 Deferred Compensation Plan (the “2004 DC Plan”), the RPP Restricted Unit Plan, the 2000 Non-Employee Directors Stock Option Plan, the RPP 2000 Stock Option Plan, the RSM 2004 Stock Option Plan, and.the 2007 Long-Term Incentive Plan (the “2007 Long-Term Plan”). The material terms of awards made to our Named Executive Officers under any of these plans are further described in the Narrative to the Outstanding Equity Awards Table.
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
Retaining key talent during difficult business cycles has been a critical focus for us. In early 2009, the Committee approved the 2009 LTIP to provide management stability during a difficult economic environment and focus key leaders, including our Named Executive Officers, on business sustainability and recovery. The terms of the 2009 LTIP are set forth in the Narrative to the Grants of Plan Based Awards Table.
Our 2009 LTIP contained two financial performance measures in order to trigger vesting of the award. The first measure was a cost reduction target of $60 million with a measurement period of July 2009 through December 2010. The second measure was an annual MSC Segment EBITDA achievement target of $550 million with a measurement period that began after December 2009 and ran until the calendar year in which the target was achieved. The cost reduction target was achieved in 2009 and the MSC Segment EBITDA achievement target was achieved in 2010. Accordingly, one-half of the awards vested on January 1, 2011 and will be paid in the first quarter of 2011, with the remainder to vest January 1, 2012 and be paid in first quarter of 2012, subject to the participant's continued employment with the Company.
4. Retirement Benefits
Each of our Named Executive Officers participates in qualified defined-benefit and defined-contribution retirement plans on substantially the same terms as our other U.S. and Canadian participating employees.
In 2009, we froze the non-qualified Executive Supplemental Pension Plan (“ESPP”), which exists to provide retirement benefits above the maximum limitations under an IRS qualified benefit plan. In July 2009, Momentive Specialty's U.S. pension plans ("the U.S. Pension Plans")were frozen for all executive and non-executive non-bargained salaried employees. The Company chose to freeze the U.S. Pension Plans to control the growth of future pension liabilities, reduce administrative costs and equalize retirement benefits among our U.S. associates. One of our Named Executive Officers participates in the Momentive Specialty Chemicals Canada Employees Retirement Income Plan, a non-contributory defined benefit which remains an active plan under which employees continue to earn service benefits.
In April 2009, in conjunction with other urgent cost-saving actions, we suspended the Company match to the U.S. defined contribution plan ("the Savings Plan") as a temporary measure due to the significant declines experienced in our businesses in the fourth quarter of 2008 and first quarter of 2009. In May 2010, having experienced slight increases in sequential quarter volumes for most of our businesses, and to address employee morale and retention, the Company match to the Savings Plan was restored.
While we believe that retirement benefits are important compensation and retention tools, we believe that the shift away from defined benefit plans to defined contribution plans is a growing trend. Accordingly, in 2009, we instituted an annual retirement contribution benefit for U.S. associates to replace future pension benefits, which is based on a percent of salary determined by years of service. This annual retirement contribution is made to the U.S. Savings Plan and is in addition to the Company's matching contributions and the Company “achievement” match, which is made to participants' accounts upon the achievement of Momentive Specialty Segment EBITDA targets. There is a description of these plans in the narrative following the Pension Benefits table below.
5. International Assignment Compensation
Benefits provided to employees and executives as part of an international assignment are viewed by the Company as a means to compensate the executive for financial expenses and personal hardships which would not exist if the executive remained in his or her home country. We believe that, as a growing global company, it is necessary to offer this compensation to encourage key employees and executives to temporarily relocate for strategic business reasons. Mr. Bevilaqua's international assignment package is described in the Narrative to the Summary Compensation table.

6. Severance Benefits
In most cases our Named Executive Officers are entitled to receive severance benefits if their employment is terminated by the Company without cause. Severance benefits for Named Executive Officers are provided pursuant to the terms of the executive's employment agreement, and generally include base salary and benefits continuation for the same period of time following the executive's termination of employment that the executive is subject to a non-competition restriction.
Determining Compensation for our Named Executive Officers
President and Chief Executive Officer - Craig O. Morrison
At the beginning of 2010, Mr. Morrison recommended annual goals and objectives for the organization. The goals included a global Momentive Specialty Segment EBITDA target, a cash flow from operations target, Environmental Health and Safety (EH&S) and compliance goals, the implementation of productivity and six sigma goals, specific actions relating to people and organization matters, and the development and execution of specific development plans for high growth businesses, and the prioritization of strategic alternatives. These goals supported both critical short-term objectives and long-term value creation and were discussed by the full Board of Directors and subsequently approved by the Committee. Under the 2010 ICP, Mr. Morrison's incentive is tied to the achievement of the global Momentive Specialty Segment EBITDA target, the EH&S target and the cash flow target.
The Company posted record results in 2010 since the Company's formation, despite only modest economic recovery, as the Company exceeded the 2010 ICP EBITDA target by approximately 23%. The cash flow target was also exceeded but the global EH&S target was not met. While a 4% improvement was made in the safety metrics, the 10% corporate improvement objective for 2010 was not achieved. The Committee believes that Mr. Morrison's leadership was critical to the development of a comprehensive long term strategic business plan to ensure the continued growth and success of the business. Mr. Morrison led the business and functional leaders in the development of several strategic alternatives, with specific implementation plans. In addition, Mr. Morrison continued to drive Six Sigma and a strong focus on achieving productivity savings. Six Sigma projects focused on working capital, EBITDA growth and margin over material improvement. The Committee also feels Mr. Morrison's leadership was instrumental in the Company's successful completion of the Momentive Combination which will provide a platform for continued growth while allowing the Company to reduce administrative costs.
In recognition of his accomplishments, the Committee awarded Mr. Morrison a discretionary bonus of $3,250,000. In determining the amount of this award the Committee took into consideration the factors mentioned above as well as the fact that, dating back to 2008, Mr. Morrison had declined cash awards to which he was entitled. Mr. Morrison will also be considered for a salary merit increase in April 2011.
Under the 2010 ICP, given the Company's record performance and the achievement of Company goals, Mr. Morrison will receive a $1,409,800 payment, as a result of the Company exceeding MSC Segment EBITDA and cash flow targets. No amounts will be paid under the MSC EH&S target, as the target was not met.
Under the 2009 LTIP, in which Mr. Morrison participates, the relevant performance targets were achieved at December 31, 2010 giving Mr. Morrison an incentive payment of 300% of his January 1, 2009 base salary. One-half of the target award vested on January 1, 2011 and will be paid during the first quarter of 2011. The remaining one-half will vest on January 1, 2012, provided Mr. Morrison is still employed by the Company.
In February 2011, Mr. Morrison was granted an award of 193,667 restricted deferred units and an option to purchase 581,001 units under the 2011 Equity Plan.
Executive Vice President and Chief Financial Officer - William H. Carter
Mr. Carter's 2010 goals included improvement of liquidity and enhancements to the Company's capital structure as well as supporting the Company's strategic planning process and implementation of key strategic objectives. In addition, Mr. Carter's goals included a continued focus on optimizing the Company's finance function and reporting processes as well as continued enhancements to the Company's internal controls with system implementations and projects.
The Company exceeded its 2010 ICP EBITDA target by approximately 23% resulting in the highest EBITDA achievement since the Hexion Formation and the Committee believes that Mr. Carter's leadership was a factor in the Company exceeding its cash flow target by 15%. Under Mr. Carter's direction the Company successfully extended the maturity of $959 million of its Senior Secured Credit Facility term loans and issued $1 billion of aggregate principle senior secured notes which were used to repay certain term loans, which provided incremental liquidity and extended maturities. Further, Mr. Carter led the refinancing of $533 million of its senior secured fixed rate notes, which effectively extended maturities on the notes by six years. Also, with his support and direction as part of its strategic plan the Company successfully divested certain of its non-core assets with the sale of its Inks and Adhesives Resins business in January 2011. The Committee also believes Mr. Carter was instrumental in the Company's successful completion of the Momentive Combination which will provide a platform for continued growth while allowing the Company to reduce administrative costs.
In recognition of his accomplishments, the Committee awarded Mr. Carter a discretionary bonus of $1,750,000. In determining the amount of this award the Committee took into consideration the factors mentioned above as well as the fact that, dating back to 2008, Mr. Carter had declined cash awards to which he was entitled. In October, the Committee increased Mr. Carter's incentive compensation target from 70% to 80% of base salary to reflect his increased responsibilities as Chief Financial Officer of Momentive Holdco and the increased size and scope of the financial operations he has been asked to head. Mr. Carter will also be considered for a salary merit increase in April 2011.

Under the 2010 ICP, given the Company's record performance and the achievement of goals, Mr. Carter will be entitled to receive a $737,648 payment, as a result of exceeding MSC Segment EBITDA and cash flow targets. No amounts will be paid under the MSC EH&S portion, as the targets were not met. The amount is prorated to represent a 70% target for the first three quarters of 2010 and an 80% target or the fourth quarter of 2010.
Under the 2009 LTIP, in which Mr. Carter participates, the relevant performance targets were achieved at December 31, 2010. Mr. Carter's target award under this plan is 300% of his January 1, 2009 base salary. One-half of the target award vested on January 1, 2011 and will be paid during the first quarter of 2011. The remaining one-half will vest on January 1, 2012, provided Mr. Carter is still employed by the Company.
In February 2011, Mr. Carter was granted an award of 154,934 restricted deferred units and an option to purchase 464,801 units under the 2011 Equity Plan.
Executive Vice President and President- Epoxy, Phenolic & Coatings Resins Division - Joseph P. Bevilaqua
Mr. Bevilaqua's 2010 goals were focused upon the achievement of MSC and division EBITDA targets, division cash flow and EH&S targets, productivity goals including six sigma projects and strategic business review goals. The Committee believes that Mr. Bevilaqua's leadership of the Epoxy & Phenolic Resins Division resulted in significant financial improvement. The division exceeded it's 2010 ICP Segment EBITDA and cash flow targets by over 30%. Mr. Bevilaqua's focus on plant and operational safety led to the achievement of the division EH&S goal. Mr. Bevilaqua was successful in implementing productivity objectives, driving the implementation of six sigma deeper into the division, and creating a phased divisional growth strategy.
In recognition of his accomplishments, Mr. Bevilaqua's base salary was increased in October to $550,000 per year and his incentive target percent was increased from 70% to 80% to reflect the increased size and scope of the Epoxy & Phenolic Resins Division to include operations formerly in our Coatings reporting unit. He is not eligible for another merit increase until April 2012.
Under the 2010 ICP, as a result of the Company's and his division's performance, and the achievement of MSC and division Segment EBITDA, cash flow, EH&S goals, Mr. Bevilaqua will receive a $771,250 payment, which is prorated to represent 70% of his pre-October salary for the first three quarters of 2010 and 80% of his new base salary for the fourth quarter of 2010.

Under the 2009 LTIP, in which Mr. Bevilaqua participates, the relevant performance targets were achieved at December 31, 2010. Mr. Bevilaqua's target award under this plan is 300% of his January 1, 2009 base salary. One-half of the target award vested on January 1, 2011 and will be paid during the first quarter of 2011. The remaining one-half will vest on January 1, 2012, provided Mr. Bevilaqua is still employed by the Company.
In February 2011, Mr. Bevilaqua was granted an award of 122,344 restricted deferred units and an option to purchase 367,033 units under the 2011 Equity Plan.
The Company has an agreement with Mr. Bevilaqua relating to his international assignment, which is described in the Narrative to the Summary Compensation Table. The additional allowances that he receives as part of his international assignment in The Netherlands were not impacted by the 10% base salary reduction that went into effect for the Senior Leadership Team in April 2009.
Executive Vice President Human Resources - Judith A. Sonnett
Ms. Sonnett's goals for 2010 were similar to those of Mr. Morrison's and Mr. Carter's, described above, but in addition she had goals focused on the achievement of recruiting over 800 positions globally during the year to secure the intellectual capital necessary to drive growth. In addition, she was instrumental in driving the implementation of development planning for over 80% of the top 3 levels of the organization, creating a People and Organizational Development plan for the Asia Management Team, and over 300 developmental moves and promotions internally with company associates. Finally, Ms. Sonnett was responsible for HR-related cost savings initiatives to help the Company meet its cash flow targets under the annual incentive plan. The Committee also believes that Ms. Sonnett's leadership was a significant contributor to goals focused on global organizational design changes with minimal business disruption, reducing pension liabilities while harmonizing benefits within countries, as well as a global in depth review of talent and succession planning, all of which were successfully completed. Ms. Sonnett will continue to play a key leadership role during the integration of the Momentive Combination, which will provide a platform for continued growth of the company.
In recognition of her accomplishments, Ms. Sonnett's base salary was increased in October to $400,000 to reflect her increased responsibilities as the leader of Human Resources for the Momentive Holdco and MPM organizations, and the increased size and scope of the functional area she has been asked to lead. She will not be eligible for another merit increase until April 2012.
Under the 2010 ICP, given the Company's performance and the achievement of goals, Ms. Sonnett will receive a $336,981 payment, as a result of the Company exceeding MSC Segment EBITDA and cash flow targets. No amounts will be paid under the MSC EH&S portion, as the targets were not met. The amount is prorated to represent 60% of her pre-October base salary for the first three quarters of 2010 and 60% of her new base salary for the fourth quarter of 2010.
Under the 2009 LTIP, in which Ms. Sonnett participates, the relevant performance targets were achieved at December 31, 2010. Ms. Sonnett's target award under this plan is 300% of her January 1, 2009 base salary. One-half of the target award vested on January 1, 2011 and will be paid during the first quarter of 2011. The remaining one-half will vest on January 1, 2012, provided Ms. Sonnett is still employed by the Company.

In April 2010, one-half of the restricted stock units awarded to Ms. Sonnett in 2007 time-vested. These units will not be distributed to her until her termination from the Company.
In February 2011, Ms. Sonnett was granted an award of 153,295 restricted deferred units and an option to purchase 459,886 units under the 2011 Equity Plan.
Executive Vice President and President - Forest Products Division - Dale N. Plante.

Mr. Plante's 2010 goals were focused upon the achievement of division EBITDA, cash flow and working capital targets, EH&S targets, productivity and six sigma goals. In addition, Mr. Plante's goals included product compliance and development initiatives and strategy. Mr. Plante's division exceeded its EBITDA target by 3% in a continued depressed housing and construction market, a key driver of the division's results. Although only 89% of the division's cash flow target was achieved, the Committee recognized Mr. Plante's focused efforts to manage cash given raw material price increases and the resulting increased investment in working capital. Mr. Plante aggressively pursued Six Sigma projects which delivered significant savings as well as the completion of the Company's new Montenegro, Brazil facility, which expanded the Company's capacity in a key Latin America growth region. In addition, Mr. Plante has conducted a thorough review of the business globally; optimized the plant network, and identified potential acquisition targets for growth. Finally, Mr. Plante has also done a complete organizational review and made the necessary decisions to position the business for future success. In recognition of his accomplishments, Mr. Plante will be considered for a merit increase in base salary in April 2011.

Under the 2010 ICP, given the Company's and his division's performance, Mr. Plante will be entitled to receive a $252,867 payment, as a result of the Forest Products Division exceeding Segment EBITDA targets and the Company exceeding MSC Segment EBITDA targets. No amounts will be paid under the MSC EH&S portion, as the target was not met.

Under the 2009 LTIP, in which Mr. Plante participates, the relevant performance targets were achieved at December 31, 2010. Mr. Plante's target award under this plan is $640,380. One-half of the target award vested on January 1, 2011 and will be paid during the first quarter of 2011. The remaining one-half will vest on January 1, 2012, provided Mr. Plante is still employed by the Company.
In February 2011, Mr. Plante was granted an award of 76,748 restricted deferred units and an option to purchase 230,243 units under the 2011 Equity Plan.

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

Compensation Committee of the Board of Directors

Jordan C. Zaken (Chairman)
Scott M. Kleinman (through September 2010)
David B. Sambur (from October 1, 2010)
 _________________________________________

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

 Summary Compensation Table – Fiscal 2010, 2009 and 2008
The following table presents information about the compensation of our CEO, Chief Financial Officer, and our three next most highly compensated executive officers at December 31, 2010, whom we collectively refer to as our Named Executive Officers, for the years ended December 31, 2010, 2009 and 2008.
SUMMARY COMPENSATION TABLE

Name and Principal Position(a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Options Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (1) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (2) (h)	All Other Compensation ($) (3) (i)	Total ($) (j)
Craig O. Morrison President and Chief Executive Officer	2010	906,250	3,250,000	—	—	4,034,800	33,839	7,350	8,232,239
	2009	810,048	—	—	—	—	19,002	19,561	848,611
	2008	847,956	—	—	—	—	107,804	75,916	1,031,676

William H. Carter Executive Vice President and Chief Financial Officer	2010	659,241	1,750,000	—	—	2,696,534	46,601	12,250	5,164,626
	2009	604,492	—	—	—	365,659	21,150	31,075	1,022,376
	2008	646,683	—	—	—	—	86,824	66,431	799,938

Joseph P. Bevilaqua Executive Vice President, President, Epoxy, Phenolic and Coating Resins Division	2010	510,577	—	—	—	2,271,250	14,432	520,051	3,316,310
	2009	462,885	—	—	—	156,660	15,665	542,819	1,178,029
	2008	459,203	98,000	—	—	—	51,317	19,473	627,993

Judith A. Sonnett Executive Vice President, Human Resources	2010	363,738	—	—	—	1,397,781	13,706	9,800	1,785,025
	2009	327,352	—	—	—	169,728	15,178	11,719	523,977
	2008	350,200	106,111	—	—	—	33,950	12,295	502,556

Dale N. Plante Executive Vice President, President, Forest Products Division	2010	316,038	—	—	—	893,247	59,975	39,543	1,308,803
 _________________________________________

1.
The amounts shown in column (g) reflect the amounts awarded under our 2010 ICP and 2009 LTIP. The material terms of the 2010 ICP and 2009 LTIP are described in detail within the Compensation Discussion & Analysis above. Amounts are reflected in column (g) for the 2009 LTIP since the relevant performance measures were achieved by the end of 2010; however, half of the earned award under the 2009 LTIP is payable to the Named Executive Officer in 2011 with the remainder payable in 2012, provided the employee is still employed by the Company at that time. The aggregate amounts earned for each Named Executive Officer under the 2009 LTIP are: Morrison—$2,625,000; Carter—$1,958,886; Bevilaqua—$1,500,000; Sonnett—$1,060,800; and Plante—$640,380.

2.
The amounts shown in column (h) reflect the actuarial increase in the present value of each Named Executive Officers’ benefits under the MSC Pension Plan and MSC Supplemental Pension Plan. For Mr. Plante, the amount also reflects the actuarial increase in the present value for benefits under the MSC Canada Employees' Retirement Income Plan.

3.
The amounts shown in column (i) include company matching contributions and annual retirement contributions to our Retirement Savings Plan. For Mr. Plante, these matching contributions totaled $21,983. For Mr. Bevilaqua, the amount shown includes allowances for international assignment of $512,701, which includes goods and services allowances of $57,700 and payment of Dutch income taxes on Mr. Bevilaqua’s U.S. salary of $282,575. Also included in Mr. Bevilaqua’s international assignment compensation are tax gross-ups of $107,693.

Narrative to the Summary Compensation Table

Messrs. Morrison and Carter, and Ms. Sonnett are employed by us and began to provide executive services to MPM on October 1, 2010 pursuant to the terms of the Shared Services Agreement, which is fully described in the Compensation Discussion and Analysis section of this report. The compensation set forth in this table for our executives who also provide services to MPM on a shared basis, is shown regardless of the cost allocations of any compensation amounts under the Shared Services Agreement.
The Company has an employment agreement with Mr. Morrison which includes an agreement not to compete with the Company for 18 months following termination, a one-year non-solicitation agreement and a confidentiality agreement. In the event that Mr. Morrison’s employment is terminated by the Board of Directors without cause or Mr. Morrison resigns for good reason, he is entitled, under this agreement, to base salary continuation during the term of his non-compete agreement.

The Company has an employment agreement with Mr. Carter which includes an agreement not to compete with the Company for two years following termination, a one-year non-solicitation agreement and a confidentiality agreement. In the event that Mr. Carter’s employment is terminated without cause or he resigns for good reason, he is entitled, under this agreement, to base salary continuation during the term of his non-compete agreement.
The Company has an agreement with Mr. Bevilaqua relating to his international assignment, which began in November 2008. The additional compensation that he receives as part of his international assignment in The Netherlands was not impacted by the 10% base salary reduction that went into effect for the Senior Leadership Team in April 2009 as they are related to his additional living expenses in the Netherlands. This additional compensation is directly related to additional expenses Mr. Bevilaqua incurs as a result of his international assignment including tax preparation assistance, up to $25,000 per year for family travel while he remains on assignment, relocation and repatriation expenses, a housing allowance of up to $5,000 per month, a monthly goods and services allowance of $4,800 to compensate for the difference in the cost of living internationally and payment of Dutch taxes on his U.S. paid salary. He is also provided with a vehicle under the Company’s European Automobile Policy. Upon the completion of his international assignment, the Company will seek to offer a suitable alternative position to Mr. Bevilaqua in the U.S., and will pay to relocate him back to the U.S. even if no such position is available. Upon repatriation, the Company will provide 60 days of temporary housing and $2,500 for expenses. This agreement can be terminated upon three months notice by either party. In the event that the agreement is terminated by the Company prior to the end of its term, the Company will pay repatriation expenses and other unavoidable expenses incurred as a result of the termination, for up to three months following repatriation. The Company’s employment agreement with Mr. Bevilaqua includes an agreement not to compete with the Company for 18 months following termination, a one-year non-solicitation agreement and a confidentiality agreement. In the event that Mr. Bevilaqua’s employment is terminated without cause by the Company or he resigns for good reason, he is entitled, under this agreement, to base salary continuation during the term of his non-compete agreement.
Mr. Plante's terms of employment provide him with eighteen months of severance in the event his employment is terminated though no fault of his own. If such an event occurs prior to August 2013, the Company has agreed to pay the cost of relocating Mr. Plante and his family back to Canada under the Company's U.S relocation policy. Mr. Plante is provided a lump sum of $7,000 per year through December 2013 for his immediate family members to travel between Canada and the U.S. In addition, the Company will reimburse the cost of travel for Mr. and Mrs. Plante for bereavement leave related to immediate family members.

The Company has also agreed to pay to Mr. Plante's account an additional 2% annual Company matching contribution in a yet-to-be established supplemental plan, for the period January 1, 2009 through April 1, 2009 and May 1, 2010 through the date of inception of the plan. This additional match is intended to compensate Mr. Plante for the reduced Company matching contribution percentage in the U.S. Savings Plan compared to the Canadian plan in which he previously participated.

Under his terms of employment, tax preparation services will be provided to Mr. Plante for 2009-2010. Mr. Plante has an agreement not to compete with the Company and not to solicit Company employees for one year following termination for any reason, and a confidentiality agreement.

2009 Cash-Based Long Term Incentive Plan
Our 2009 LTIP contains two financial performance measures in order to trigger vesting of an award. The first measure is a cost reduction target of $60 million with a measurement period of July 2009 through December 2010. The second measure was an annual MSC Segment EBITDA achievement target of $550 million with a measurement period that began after December 2009 and ran until the calendar year in which the target was achieved. The cost reduction target was achieved in 2009 and the MSC Segment EBITDA achievement target was achieved in 2010. One-half of the participants’ awards vested January 1, 2011 and will be paid in the first quarter of 2011 with the remaining one-half vesting in January 2012, subject to the participants continued employment with the Company.
Additional information on amounts reported in the Summary Compensation Table, including payouts under the 2010 ICP, is covered in detail for each Named Executive Officer within the Compensation Discussion & Analysis above.

Grants of Plan-Based Awards – Fiscal 2010
The following table presents information about grants of awards during the year ended December 31, 2010 under our 2010 Annual Incentive Compensation Plan (“2010 ICP”)

Name (a)	Grant Date (b)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
		Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)
Craig O. Morrison
2010 ICP	—	190,000	950,000	1,900,000
William H. Carter
2010 ICP	—	99,413	497,067	994,135
Joseph P. Bevilaqua
2010 ICP	—	19,281	385,625	771,250
Judith A. Sonnett
2010 ICP	—	45,415	227,076	454,152
Dale N. Plante
2010 ICP	—	11,655	233,100	466,200

Narrative to Grants of Plan-Based Awards Table
2010 Annual Incentive Compensation Plan
Our 2010 ICP uses three performance metrics: Segment EBITDA, an Environmental Health and Safety (EH&S) OIIR statistic and Cash Flow targets. Segment EBITDA is defined as earnings before interest, income taxes, depreciation and amortization (EBITDA) that is adjusted to exclude certain non-cash or non-recurring expenses (see Item 7 of Part II of this Annual Report on Form 10-K for a reconciliation of Segment EBITDA to Net Income (loss)). Cash flow encompasses EBITDA, net trading capital improvement and/or usage, capital spending and interest paid along with other smaller operating cash flow items such as income taxes paid and pension contributions. Minimum, target and maximum goals were established for each division and for global Momentive for both EBITDA and cash flow targets. The minimum threshold for an incentive payout under the segment EBITDA measure was established at 89.3% of the target and the maximum payout was established at 110.7% of the target. The EBITDA and cash flow measurements act independently such that a payout of one element is possible even if the minimum target threshold for the other is not achieved.
Consistent with past plan designs, 10% of the 2010 ICP was based on achievement of an Environmental Health and Safety (“EH&S”) goal. Our EH&S target is measured based upon achievement of a target occupational illness and injury rate (“OIIR”). The MSC EH&S target for 2010 was an OIIR of .83. This goal represents a 10% improvement over prior year actual. Any payout on achievement of an EH&S target is contingent upon the achievement of the Segment EBITDA target.
Each Named Executive Officer’s incentive target award is based on a percentage of his or her base salary. All executives have 50% of their annual incentive compensation tied to annual MSC or Division Segment EBITDA, 10% tied to EH&S goals and 40% tied to MSC or division cash flow targets. Additional information on the 2010 ICP targets, performance components and weightings for each of our Named Executive Officers can be found in the Compensation Discussion and Analysis section of this Report.

Outstanding Equity Awards at Fiscal 2010 Year-End
The following table presents information about outstanding and unexercised options and outstanding and unvested stock awards held by our Named Executive Officers at December 31, 2010. The securities underlying the awards are common units of Momentive Holdco and were granted under the 2004 Stock Plan and the 2007 Long-Term Plan. See the Narrative below for a discussion of these plans and the vesting conditions applicable to the awards.

	Options Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c) (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h) (1)
Craig O. Morrison
2004 Stock Plan Tranche A	301,514	—	—	6.22	8/12/2014	—	—
2004 Stock Plan Tranche B	—	301,514	—	6.22	8/12/2014	—	—
William H. Carter
2004 Stock Plan Tranche A	241,211	—	—	6.22	8/12/2014	—	—
2004 Stock Plan Tranche B	—	241,211	—	6.22	8/12/2014	—	—
Joseph P. Bevilaqua
2004 Stock Plan Tranche A	100,504	—	—	6.22	8/12/2014	—	—
2004 Stock Plan Tranche B	—	100,504	—	6.22	8/12/2014	—	—
Judith A. Sonnett
2007 Long-Term Plan Options (with performance conditions)	—	—	18,000	10.81	4/30/2015	—	—
2007 Long-Term Plan 4 Year Vest RSUs	—	—	—	—	—	3,000	14,550
Dale N. Plante
2007 Long-Term Plan Options (with performance conditions)	—	—	15,000	10.81	4/30/2015	—	—
  _________________________________________

(1)
Since equity interests in our ultimate parent, Momentive Holdco, are not publicly traded, there is no closing market price at the completion of the fiscal year. The market values shown in column (h) are based on the most recent value of a unit of Momentive Holdco as determined by Momentive Holdco board of managers for management equity transaction purposes. In light of differences between the companies, including differences in capitalization, a value of a unit in Momentive Holdco does not necessarily equal the value of a share of the Company’s common stock.

 Narrative to Outstanding Equity Awards Table
At the time of the Momentive Combination, all outstanding equity-based awards that covered common units of MSC Holdings were converted on a one-for-one basis to cover units of Momentive Holdco.The outstanding options held by Messrs. Morrison, Carter and Bevilaqua were granted under the 2004 Stock Incentive Plan (the “2004 Stock Plan”) and cover equity securities of Momentive Holdco. The “Tranche A” options reported in the table above vested over five years and are fully vested at December 31, 2010. The “Tranche B” options reported in the table are designed to vest on the eighth anniversary of the grant date (August 2004) but are subject to accelerated vesting in connection with a change in control of the Company, if specified internal rates of return for the Company’s investors and target EBITDA levels are met. Since the specified rates of return have already been achieved, if a sale occurs, the options would vest six months after the date of a sale of the Company (or upon a termination of the optionee’s employment by the Company without cause or by the optionee for good reason during this six-month period). Definitions of specific terms used above in relation to vesting of options are found in the 2004 Stock Plan or the agreement that evidences the individual award.
In addition to the options shown above, Messrs. Morrison, Carter, Bevilaqua have deferred compensation which is held in the form of deferred stock units in Momentive Holdco (Morrison- 241,211 units; Carter- 192,969 units; Bevilaqua- 80,403 units). These deferred stock units will be distributed upon termination of employment or retirement and are not shown in the table above.
The outstanding options and restricted stock unit awards held by Ms. Sonnett and outstanding options held by Mr. Plante at year-end were granted under the 2007 Long-Term Plan and cover equity securities of Momentive Holdco. The option awards vest only if our principal shareholder realizes certain internal rates of return on its investment in a sale or other transfer to independent third parties of a majority interest in Momentive Holdco. The restricted stock unit awards vest 100% on the third or fourth anniversary of the grant date, which was April 2007, or, upon a change in control event (as defined in the 2007 Long-Term Plan). Vested units will be distributed to the participants upon termination of employment with the Company.

The Compensation Committee administers all long-term equity plans. As is customary in incentive plans of this nature, the terms of outstanding awards under the plans are subject to adjustment upon the occurrence of certain corporate events affecting the securities underlying the award.
Option Exercises and Stock Vested – Fiscal 2010
The following table presents information on vesting of certain of our stock awards during the year ended December 31, 2010.

	Options Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (b)	Value Realized on Exercise (c) (1)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)
Craig O. Morrison	—	—	—	—
William H. Carter	—	—	—	—
Joseph P. Bevilaqua	—	—	—	—
Judith A. Sonnett
2007 Long-Term Plan 3 Year Vest RSUs	—	—	3,000	4,680
Dale N. Plante	—	—	—	—

Pension Benefits – 2010
The following table presents information regarding the present value of accumulated benefits that may become payable to each of the Named Executive Officers under our qualified and nonqualified defined-benefit pension plans as of December 31, 2010. The amounts shown in the table for each participant represent the present value of the annuitized benefit under the plan and does not represent the actual cash balance of a participant's account. For a discussion of the assumptions applied in calculating the benefits reported in the table above, please see Note 13 to our Consolidated Financial Statements included in Part II of Item 8 in this Annual Report on Form 10-K.

Name (a)	Plan Name (b)	Number of Years Credited Service (#) (c)	Present Value of Accumulated Benefit ($) (d)	Payments During Last Fiscal Year ($) (e)
Craig O. Morrison	MSC U.S. Pension Plan	8.75	99,586	—
	MSC Supplemental Pension Plan	8.75	400,898	—
William H. Carter	MSC U.S. Pension Plan	15.75	193,848	—
	MSC Supplemental Pension Plan	15.75	527,957	—
Joseph P. Bevilaqua	MSC U.S. Pension Plan	8.75	95,383	—
	MSC Supplemental Pension Plan	8.75	121,322	—
Judith A. Sonnett	MSC U.S. Pension Plan	12.17	133,807	—
	MSC Supplemental Pension Plan	12.17	78,956	—
Dale N. Plante	MSC Canada Pension Plan	29.70	233,889	—
	MSC U.S. Pension Plan	29.70	5,531	—
	MSC Supplemental Pension Plan	29.70	6,781	—

Narrative to Pension Benefits Table
MSC Pension Plans and MSC Supplemental Pension Plan
The benefits associated with the MSC Pension Plan and MSC Supplemental Plan were frozen June 30, 2009 and January 1, 2009, respectively. Although participants will continue to receive interest credits under the plan, no additional compensation will be credited. The MSC U.S. Pension Plan covered U.S. employees who work in locations and/or business units to provide benefit credits equal to 3% of earnings to the extent that this credit does not exceed the Social Security wage base for the year plus 6% of eligible earnings in excess of the social security wage base.
The MSC Supplemental Pension Plan provides non-qualified pension benefits in excess of the qualified pension plans. The benefit calculation is the same as the qualified MSC Pension Plans but the formula is only applied to compensation above the federal limits for qualified plans. The benefits are unfunded and paid from our general assets upon the associates’ termination from the Company.

Under both the MSC U.S. Pension Plan and Supplemental Pension Plan, eligible earnings include annual incentive awards that are paid currently, but exclude any long-term incentive awards. Benefits for service through December 31, 1986 are based on the plan formula then in effect and have been converted to opening balances in the plan. Both opening balances and benefit credits receive interest credits at one-year Treasury bill rates until the participant begins to receive benefit payments. The interest rate that was determined under the plan for fiscal 2010 was 0.31%. Participants vest after the completion of three years of service.
Effective July 1, 2009 as a replacement for the benefits under the frozen MSC Pension Plans, participants in the Savings Plan (described below) are eligible for an annual retirement contribution based on years of service. Participants in the Savings Plan begin vesting in the Company matching contributions after two years of service and are fully vested after five years of service, and the annual retirement contributions (between 2% and 7%) are vested after three years of service. The annual retirement contributions to the Savings Plan are reflected in Column (i) in the Summary Compensation table.

MSC Canada Pension Plan
The Momentive Specialty Chemicals Canada Employees Retirement Income Plan ("MSC Canada Pension Plan") is a non-contributory defined benefit plan covering eligible Canadian employees. An employee is eligible to participate and vest in the Plan after two years of service with benefits retroactive back to date of hire. A participant’s years of service and salaries determine the benefits earned each year.
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

Nonqualified Deferred Compensation – 2010
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

Name (a)	Executive Contributions in Last FY ($) (1) (b)	Registrant Contributions in Last FY ($)(1) (c)	Aggregate Earnings in Last FY ($) (d)	Aggregate Withdrawals/ Distributions ($) (e)	Aggregate Balance at Last FYE ($) (f)
Craig O. Morrison
ESPP	—	—	20,455	—	853,496
2004 DC Plan	—	—	—	—	1,169,875
William H. Carter
ESPP	—	—	39,183	—	1,634,940
2004 DC Plan	—	—	—	—	935,900
Joseph P. Bevilaqua
ESPP	—	—	8,023		334,771
2004 DC Plan	—	—	—	—	389,958
Judith A. Sonnett
ESPP	—	—	1,832	—	76,459
Dale N. Plante	—	—	—	—	—
U.S. Executives’ Supplemental Pension Plan (“ESPP”)
Effective January 1, 2009, the benefits associated with this plan were frozen. This plan provided supplemental retirement benefits and voluntary employee deferral opportunities at the point that the terms of the Savings Plan are restricted by federal qualified plan compensation limits. The ESPP benefits are unfunded and paid from our general assets upon the associate's termination from the Company. Earnings are credited to the participant’s accounts at a floating rate equivalent to a fixed income fund of the Savings Plan, as selected by the Company. Earnings are credited to the participant's account until the participant begins to receive benefit payments.

2004 Deferred Compensation Plan (“2004 DC Plan”)
In 2004, in connection with the acquisition of the Company by Apollo, Messrs. Morrison, Carter and Bevilaqua deferred the receipt of compensation and were credited with a number of deferred stock units in Hexion LLC (Morrison- 241,211 units; Carter- 192,969 units; Bevilaqua- 80,403 units). At the time of the Momentive Combination, the deferred stock units were converted to units of Momentive Holdco. These deferred stock units are held pursuant to the 2004 DC Plan and will be distributed upon their termination of employment or retirement.

Potential Payments Upon Termination of Employment

The following table and narrative describe payments our Named Executive Officers would have received had the individual been terminated at December 31, 2010.

Name	Cash Severance ($)	Continued Health Benefits ($)	Outplacement Services Allowance ($)
Craig O. Morrison	1,425,000	26,794	25,000
William H. Carter	1,371,200	19,674	25,000
Joseph P. Bevilaqua	825,000	14,472	25,000
Judith A. Sonnett	400,000	—	25,000
Dale N. Plante	499,500	18,399	25,000
Upon a termination of employment for any reason, we would distribute to Messrs. Morrison, Carter and Bevilaqua the Momentive Holdco common units credited to them under the 2004 DC Plan (Morrison- 241,211; Carter- 192,969; Bevilaqua- 80,403) as well as payment of benefits under the Supplemental Pension Plan, as described in the Nonqualified Deferred Compensation table above. We have given these executives a right to require the Company to purchase their common units, and any units acquired upon the exercise of vested options, at fair value following their separation from the Company if the Company has not consummated an initial public offering. Following their termination of employment for any reason, Messrs. Morrison, Carter, Bevilaqua, Sonnett and Plante would also receive payment of their pension benefits under the Pension and Supplemental Pension plans.
As noted above in the Narrative to the Outstanding Equity Awards Table, our Named Executive Officers may also be entitled to accelerated vesting of their outstanding equity awards under the 2004 Stock Plan and 2007 Long-Term Plan in connection with a sale of the Company or Momentive Holdco. Please see the Narrative to the Outstanding Equity Awards Tables above for additional information on the outstanding awards held by our Named Executive Officers at December 31, 2010 and the terms of these awards. There was no value in any of the stock options held by our Named Executive Officers at December 31, 2010 as the option exercise prices all exceeded the year-end unit value.
Ms. Sonnett holds 3,000 restricted stock units under the 2007 Long-Term Plan which are vested as of December 31, 2010, and which would be distributed to her upon termination of her employment. The aggregate value of the vested restricted stock units is $14,550 as of December 31, 2010. Ms. Sonnett also holds 3,000 restricted stock units under the 2007 Long-Term Plan which are not yet vested. The aggregate value of the unvested units is $14,550 at December 31, 2010.
The cash severance shown in the table above is based upon the executive’s employment agreement, where applicable and as described in the Narrative to the Summary Compensation Table, or reflects the terms of MSC's severance guidelines in place on December 31, 2010. The severance amount shown for Ms. Sonnett is the low end of the range of severance for which she would be eligible under corporate severance guidelines, in light of her position and her length of service to the Company.
Please see the Compensation Discussion and Analysis section above for a discussion of how the foregoing payments and benefits were determined.

Director Compensation – Fiscal 2010
The table below summarizes the compensation we paid to non-employee Directors for the year ended December 31, 2010.

Name (a)	Fees Earned or Paid in Cash (b)	Stock Awards (c) (1)	Option Awards (#) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation (#) (g)	Total ($) (h) (1)
Joshua J. Harris*	34,500	—	—	—	—	—	34,500
Scott M. Kleinman*	41,500	—	—	—	—	—	41,500
Marvin O. Schlanger*	37,500	—	—	—	—	—	37,500
Jan Secher*	36,500	—	—	—	—	—	36,500
David Sambur*	—	—	—	—	—	—	—
Robert V. Seminara	38,500	—	—	—	—	—	38,500
Jordan C. Zaken	39,500	—	—	—	—	—	39,500

*     Messrs. Harris, Kleinman, Schlanger and Secher served on our Board through September 30, 2010. Mr. Sambur joined our Board on October 1, 2010.

(1)    At December 31, 2010, Messrs. Harris, Kleinman, Schlanger, Seminara, and Zaken held options covering 163,850; 163,850; 355,470; 28,141, and 28,141 common units, respectively, in Momentive Holdco. All of the options held by Mr. Schlanger and Mr. Zaken are fully vested. Of the options held by Messrs. Harris and Kleinman, 135,709 are fully vested. The remainder of Messrs. Harris and Kleinman's options and all of Mr. Seminara's options vest upon an initial public offering of the company.

Narrative to Directors' Compensation Table
For the first three quarters of 2010, we paid our non-employee directors an annual cash retainer of $40,000, paid quarterly after each fiscal quarter of service, and a fee of $1,000 for each board and committee meeting attended in person. Fifty percent of the meeting fee was paid for board and committee meetings attended by teleconference. Directors who were also employees of the Company received no additional compensation for their services as Directors. Directors were eligible to receive equity-based awards from time to time on a discretionary basis.
On October 1, 2010, in connection with the Momentive Combination, we changed the composition of our Board of directors and terminated our Director Compensation program. At that time, Messrs. Harris, Kleinman, Schlanger, Seminara, Sambur and Zaken became members of the Board of Managers of Momentive Holdco and received director fees for their services to Momentive Holdco and its subsidiaries, which are partially funded by the Company. For fourth quarter 2010, the following director fees were earned for services provided to Momentive Holdco and its subsidiaries in addition to the amounts shown in the above table: Mr. Harris- $20,750; Mr. Kleinman-$22,750; Mr. Schlanger - $22,750; Mr. Seminara - $22,750; Mr. Sambur - $22,750; and Mr. Zaken- $24,750. We declared a dividend to fund Momentive Holdco for approximately 51% of this fourth quarter expense.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
Messrs. Zaken and Kleinman, whose names appear on the Compensation Committee Report above, are partners of Apollo Management, L.P., our controlling shareholder. Mr. Kleinman was appointed to the Compensation Committee in March 2009. Neither of these directors is or has been an executive officer of the Company. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of our Compensation Committee during the fiscal year ended December 31, 2010.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Momentive Holdco is our ultimate parent company and indirectly owns 100% of our capital stock. The following table sets forth information regarding the beneficial ownership of Momentive Holdco common units, as of February 1, 2011, and shows the number of units and percentage owned by:

•	each person known to beneficially own more than 5% of the common units of Momentive Holdco:

•	each of Momentive Specialty's 2010 Named Executive Officers;

•	each member of the Board of Directors of Momentive Specialty, and

•	all of the executive officers and members of the Board of Directors of Momentive Specialty as a group.
As of February 1, 2011, Momentive Holdco had 279,099,055 common units outstanding. The amounts and percentages of common units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated common units, and has not pledged any such units as security.

	Beneficial Ownership of Equity Securities
Name of Beneficial Owner	Amount of Benefitial Ownership	Percent of Class
Apollo Management and affiliates(1)	249,755,890	89.50%
GE Capital Equity Investments, Inc.(2)	25,491,297	8.9%
Robert V. Seminara (3)	—	*
Jordan C. Zaken (3) (4)	28,141	*
David B. Sambur (3)	—	*
Craig O. Morrison (5) (8)	301,514	*
William H. Carter (6) (8)	241,211	*
Joseph P. Bevilaqua (7)	100,504	*
Dale N. Plante (8)	—	*
Judy Sonnett (8) (9)	3,000	*
All Directors and Executive Officers as a group (13 persons) (10)	1,091,924	*
 *    less than 1%

(1)
Includes (i) 90,845,490 common units owned by Apollo Investment Fund VI, L.P. (“AIF VI”); (ii) 83,755,612 common units owned by AP Momentive Holdings LLC (“AP Momentive Holdings”); and (iii) 75,154,788 common units owned by AIF Hexion Holdings, L.P. (“AIF Hexion Holdings” and together with AIF VI and AP Momentive Holdings, the “Apollo Holders”). Apollo Advisors VI, L.P. (“Advisors VI”) is the general partner of AIF VI, and Apollo Capital Management VI, LLC (“ACM VI”) is the general partner of Advisors VI. Apollo Management VI, L.P. (“Management VI”) is the manager of AP Momentive Holdings, and AIF VI Management, LLC (“AIF VI Management”) is the general partner of Management VI. Apollo Management, L.P. (“Apollo Management”) is the sole member and manager of AIF VI Management, and Apollo Management GP, LLC (“Management GP”) is the general partner of Apollo Management. Apollo Management Holdings, L.P. (“Management Holdings”) is the sole member and manager of Management GP, and Apollo Management Holdings GP, LLC (“Management Holdings GP”) is the general partner of Management Holdings. AIF IV Hexion GP, LLC (“AIF IV Hexion GP”) and AIF V Hexion GP, LLC (“AIF V Hexion GP”) are the general partners of AIF Hexion Holdings. Apollo Investment Fund IV, L.P. and its parallel investment vehicle (collectively, “AIF IV”) are the members of AIF IV Hexion GP, Apollo Advisors IV, L.P. (“Advisors IV”) is the general partner of AIF IV, and Apollo Capital Management IV, Inc. (“ACM IV”) is the general partner of Advisors IV. Apollo Investment Fund V, L.P. and its parallel investment vehicles (collectively, “AIF V”) are the members of AIF V Hexion GP, Apollo Advisors V, L.P. (“Advisors V”) is the general partner of AIF V, and Apollo Capital Management V, Inc. (“ACM V”) is the general partner of Advisors V. Apollo Principal Holdings I, L.P. (“Principal Holdings I”) is the sole member or sole stockholder, as applicable, of each of ACM IV, ACM V and ACM VI, and Apollo Principal Holdings I GP, LLC (“Principal Holdings I GP”) is the general partner of Principal Holdings I. Leon Black, Joshua Harris and Marc Rowan are the principal executive officers and managers of each of Management Holdings GP and Principal Holdings I GP. Each of Advisors VI, ACM VI, Management VI, AIF VI Management, Apollo Management, Management GP, Management Holdings, Management Holdings GP, AIF IV Hexion GP, AIF V Hexion GP, AIF IV, Advisors IV, ACM IV, AIF V, Advisors V, ACM V, Principal Holdings I, Principal Holdings I GP, and Messrs. Black, Harris and Rowan disclaims beneficial ownership of any common units of Momentive Holdco owned of record by the Apollo Holders, except to the extent of any pecuniary interest therein. Apollo also has voting power pursuant to proxies granted by certain unitholders. The address of each of the Apollo Holders, AIF IV Hexion GP, AIF V Hexion GP, AIF IV, Advisors IV, ACM IV, AIF V, Advisors V, ACM V, Advisors VI, ACM VI, Principal Holdings I, and Principal Holdings I GP is 1 Manhattanville Road, Suite 201, Purchase, New York 10577. The address of each of Management VI, AIF VI Management, Apollo Management, Management GP, Management Holdings, Management Holdings GP, and Messrs. Black, Harris and Rowan is 9 West 57th Street, 43rd Floor, New York, New York 10019.

(2)
Includes 6,003,363 shares issuable upon exercise of a warrant issued on December 4, 2006. Also includes 77,103 common units issuable upon the exercise of an option that is currently exercisable. The address of GE Capital Equity Investments, Inc. is 299 Park Ave., New York, NY 10171.

(3)	The address for Messrs Seminara, Zaken and Sambur is c/o Apollo Management L.P., 9 West 57th Street, New York, New York 10019.

(4)	Represents common units issuable upon the exercise of an option that is currently exercisable.

(5)	Represents 301,514 units subject to option currently exercisable. Does not include 241,211 deferred units credited to Mr. Morrison’s account.

(6)	Represents 241,211 units subject to option currently exercisable. Does not include 192,969 deferred units credited to Mr. Carter’s account.

(7)
Represents 100,504 units subject to option currently exercisable. Does not include 80,403 deferred units credited to Mr. Bevilaqua’s account. Mr. Bevilaqua's address is c/o momentive Specialty Chemicals BV, Seattleweg 17, Pernis-Rotterdam, The Netherlands 319SND.

(8)	The address for Messrs. Morrison, Carter and Plante and Ms. Sonnett is c/o Momentive Specialty Chemicals Inc., 180 E. Broad St., Columbus, Ohio 43215.

(9)	Represents 3,000 vested restricted units credited to Ms. Sonnett's account.

(10)
Includes 915,440 units of common stock issuable upon the exercise of options granted to our directors and executive officers that were vested as of the date hereof. Does not include 611,122 deferred common stock units.

We have no compensation plans that authorize issuing our common stock to employees or non-employees. In addition, there have been no sales or repurchases of our equity securities during the past fiscal year. However, we and our direct and indirect parent companies have in the past issued and may issue from time to time equity awards to our employees and directors that are denominated in or based upon the common units of our direct or ultimate parent. As the awards were granted in exchange for service to us these awards are included in our consolidated financial statements. For a discussion of these equity plans see Note 15 in Item 8 and Item 11 of Part II and Part III, respectively, of this Annual Report on Form 10-K.

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
Our policy recognizes that there are situations where related person transactions may be, or may not be inconsistent with, the best interests of the Company and its shareholders, especially while we are a “controlled company”.
There were no material related person transactions where our policies and procedures did not require review, approval or ratification or where such policies and procedures were not followed.
Related Transactions
Management Consulting Agreement
The Company is subject to a seven-year Amended and Restated Management Consulting Agreement with Apollo (the “Management Consulting Agreement”) that terminates on May 31, 2012 under which the Company receives certain structuring and advisory services from Apollo and its affiliates. The Management Consulting Agreement provides indemnification to Apollo, its affiliates and their directors, officers and representatives for potential losses arising from these services. Due to the current economic turndown, Apollo suspended its 2009 annual fees. Under these agreements, the Company paid annual fees of $3 for the years ended December 31, 2008 and 2007. During the year ended December 31, 2010 the Company recognized expense under the Management Consulting Agreement of $3.
Related Transactions resulting from Momentive Combination
On October 1, 2010, in connection with the closing of the Momentive Combination, the Company entered into a shared services agreement with MPM. Pursuant to the shared services agreement, the Company will provide to MPM, and MPM provides to the Company, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, legal and procurement services. The shared services agreement establishes certain criteria upon which the costs of such services will be allocated between the Company and MPM. Allocation of service costs not demonstrably attributable to either the Company or MPM will initially be 51% to the Company and 49% to MPM, except to the extent that 100% of any cost was demonstrably attributable to or for the benefit of either MPM or the Company, in which case the total cost was allocated 100% to such party. The Shared Services Agreement remains in effect until terminated according to its terms. MPM or the Company may terminate the agreement for convenience, without cause, by giving written notice not less than thirty (30) days prior to the effective date of termination. It is also anticipated that the Company and MPM will cooperate to achieve favorable pricing with respect to purchases of raw materials and logistics services. We expect that the Shared Services Agreement will result in significant synergies over its term.
Pursuant to this agreement, in the fourth quarter of 2010, the Company incurred approximately $42 of costs for shared services and MPM incurred approximately $43 of costs for shared services (excluding, in each case, costs allocated 100% to one party). MPM billed the Company approximately $1 which represents a true-up payment to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to 51% for the Company and 49% for MPM. The true-up amount is included in Other operating expense, net, in the Consolidated Statement of Operations. The Company has accounts payable to MPM of $1 at December 31, 2010.
Transactions related to the Terminated Merger Agreement and Settlement with Huntsman
In connection with the terminated Huntsman merger and related litigation settlement agreement and release among the Company, Huntsman and other parties entered into on December 14, 2008 (the "Huntsman Settlement"), the Company paid Huntsman $225. The settlement payment was funded to the Company by an advance from Apollo, while reserving all rights with respect to reallocation of the payments to other affiliates of Apollo. Under the provisions of the settlement agreement and release, the Company is contractually obligated to reimburse Apollo for any insurance recoveries on the $225 settlement payment, net of expense incurred in obtaining such recoveries. Apollo has agreed that the payment of any such insurance recoveries will satisfy the Company’s obligation to repay amounts received under the $225 advance. The Company has recorded the $225 settlement payment advance as a long-term liability at December 31, 2010. As of December 31, 2010, the Company has not recovered any insurance proceeds related to the $225 settlement payment.

Other Financing Arrangements
Pursuant to the Huntsman settlement, certain affiliates of Apollo entered into a commitment letter with the Company and MSC Holdings pursuant to which they committed to purchase $200 million in preferred units and warrants of MSC Holdings by December 31, 2011. Prior to the purchase of all the preferred shares and warrants, certain affiliates of Apollo have committed to provide liquidity facilities to MSC Holdings or us on an interim basis. On October 1, 2010, at the time of the closing of the Momentive Combination, the commitment by Apollo to purchase $200 in preferred units of MSC Holdings and warrants to purchase common units of MSC Holdings was amended to become a commitment to purchase preferred units and warrants to purchase common units of Momentive Holdco. Momentive Holdco has agreed to contribute any proceeds from the issuance of preferred or common units under this agreement as a capital contribution to MSC Holdings, and MSC Holdings has agreed to contribute such amounts as a capital contribution to the Company.
The aggregate liquidity facilities outstanding, together with the purchase price for any purchased preferred shares and warrants, will at no time exceed $200 million. In connection therewith, on March 3, 2009, certain affiliates of Apollo extended a $100 term loan to us and an affiliate of ours (the “Term Loan”). Interest expense incurred during the years ended December 31, 2010 and 2009 on the Term Loan was $3.
In December, September, June and March 2010, the Company entered into accounts receivable purchase and sale agreements to sell $67, $107, $100 and $100, respectively, of its trade accounts receivable to affiliates of Apollo on terms which management believes were more favorable to the Company than could have been obtained from an independent third party. Under the terms of the agreements, the receivables are sold at a discount relative to their carrying value in exchange for all interests in such receivables. The Company retains the obligation to service the collection of the receivables on the purchasers’ behalf for which the Company is paid a fee and the purchasers defer payment of a portion of the receivable purchase price and establish a reserve account with the proceeds. The reserve account is used to reimburse the purchasers for credit and collection risk. The remaining amounts are paid to the Company after receipt of all collections on the purchased receivables. Other than amounts held in the reserve account, the purchasers bear all credit risk on the purchased receivables.
Purchases and Sales of Products and Services with Apollo Affiliates
The Company sells products to certain Apollo affiliates and members of Momentive Holdco. These sales were $3, $2 and $7 for the years ended December 31, 2010, 2009 and 2008, respectively. Accounts receivable from these affiliates were less than $1 at both December 31, 2010 and 2009, respectively. The Company also purchases raw materials and services from certain Apollo affiliates. These purchases were $21, $8 and $3 for the years ended December 31, 2010, 2009 and 2008, respectively. The Company had accounts payable to Apollo affiliates of $1 and $2 at December 31, 2010 and 2009, respectively.
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

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES
PricewaterhouseCoopers LLP (“PwC”) is the Company’s principal accounting firm. The following table sets forth the fees billed by PwC to the Company in 2010 and 2009 (in millions):

	PwC
	2010	2009
Audit fees(a)	$4	$6
Tax fees(b)	—	1
Total fees	$4	$7

(a)
Audit Fees. This category includes fees and expenses billed by PwC for the audits of the Company’s financial statements and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q. This category includes audit fees and expenses for engagements performed at U.S. and international locations, including stand-alone audits of Momentive International Holdings Cooperatief U.A. for the fiscal years ended December 31, 2010, 2009 and 2008 and Momentive Specialty Chemicals Canada, Inc., for the fiscal year ended December 31, 2009.

(b)	Tax Fees. This category includes fees and expenses billed by PwC for domestic and international tax compliance and planning services and tax advice.
Pre-Approval Policy and Procedures
Under a policy adopted by the Audit Committee, all audit and non-audit services provided by our principal accounting firms must be pre-approved by the Audit Committee or a member designated by the Committee. All services pre-approved by the designated member are reported to the full Audit Committee at its next regularly scheduled meeting. The pre-approval of audit and non-audit services may be made at any time up to a year before the commencement of the specified service. Under the policy, the Company is prohibited from using its principal accounting firms for certain non-audit services, the list of which is based upon the list of prohibited activities in the SEC’s rules and regulations. Pursuant to the pre-approval provisions set forth above, the Audit Committee approved all services related to the Audit Fees and Tax Fees described at (a) through (b) above.

PART IV
ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)
Consolidated Financial Statements – The financial statements and related notes of Momentive Specialty Chemicals, Inc., and the reports of independent registered public accounting firms are included at Item 8 of this report.

(2)
Financial Statement Schedules – Schedule II – Valuation and Qualifying Accounts and Reserves. Also included are the financial statements and related notes of Momentive International Holdings Cooperatief U.A., as its securities collateralize an issue being registered, as defined by Rule 3-16 of Regulation S-X under the Securities Act of 1933, and the reports of independent registered public accounting firms. All other schedules are omitted because they are not applicable or not required, or because that required information is shown in either the Consolidated Financial Statements or in the notes thereto.

(3)	Exhibits Required by SEC Regulation S-K – The following Exhibits are filed herewith or incorporated herein by reference:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
2.1†	Transaction Agreement dated as of April 22, 2005 among RPP Holdings, Resolution Specialty Materials Holdings LLC, BHI Acquisition Corp., BHI Merger Sub One, BHI Merger Sub Two Inc. and Borden Chemical Inc.	S-1	333-124287	2.1	7/15/2005
2.2†*	SOC Resins Master Sale Agreement dated July 10, 2000 among Shell Oil Company, Resin Acquisition, LLC and Shell Epoxy Resins Inc.	S-4	333-57170	2.1	3/16/2001
2.3†*	SPNV Resins Sale Agreement dated as of September 11, 2000 between Shell Petroleum N.V. and Shell Epoxy Resins Inc.	S-4	333-57170	2.2	3/16/2001
2.4*	Assignment and Assumption Agreement dated November 13, 2000 between Shell Epoxy Resins Inc. and Shell Epoxy Resins LLC	S-4	333-57170	2.3	3/16/2001
2.5*	Assignment and Assumption Agreement dated November 14, 2000 between Resin Acquisition, LLC and RPP Holdings LLC	S-4	333-57170	2.4	3/16/2001
2.6	Agreement and Plan of Merger dated July 12, 2007 among Hexion Specialty Chemicals, Inc., Nimbus Merger Sub Inc. and Huntsman Corporation	8-K	001-00071	2.1	7/17/2007
3.1	Restated Certificate of Incorporation of Hexion Specialty Chemicals, Inc. dated as of July 18, 2006	S-4	333-135482	3.5	8/1/2006
3.2	Amended and Restated Bylaws of Hexion Specialty Chemicals, Inc. dated July 18, 2006	S-4	333-135482	3.6	8/1/2006
3.3	Agreement of Combination with Momentive Performance Material Holdings Inc on September 11, 2010	8-K	001-00071	99.1	9/13/2010
3.4	Certificate of Amendment to the Certificate of Incorporation, dated October 1, 2010 changing the name of the corporation to Momentive Specialty Chemicals Inc.	8-K	001-00071	3.1	10/1/2010
4.1
Form of Indenture between the registrant and The First National Bank of Chicago, as Trustee, dated as of January 15, 1983, as supplemented by the First Supplemental Indenture dated as of March 31, 1986, and the Second Supplemental Indenture, dated as of June 26, 1996, relating to the $200,000,000 8  3/8% Sinking Fund Debentures due 2016
		S-3	33-4381	(4)(a) and (b)
		10-Q	001-00071	(4)(iv)	8/14/1996

4.2
Form of Indenture between the registrant and The Bank of New York, as Trustee, dated as of December 15, 1987, as supplemented by the First Supplemental Indenture dated as of December 15, 1987, the Second Supplemental Indenture dated as of February 1, 1993 and the Third Supplemental Indenture dated as of June 26, 1996, relating to the following Debentures and Notes:
		S-3	33-45770	4(a) thru 4(d)
		10-Q	001-00071	(4)(iii)	8/14/1996

4.3	Indenture dated as of November 3, 2006 among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, the Company, the guarantors named therein and Wilmington Trust Company, as trustee, related to the $200,000,000 second-priority senior secured floating rate notes due 2014 and the $625,000,000 9 3/4% second-priority senior secured notes due 2014.	10-Q	001-00071	4.3	11/14/2006
4.4	First Supplemental Indenture, dated as of October 23, 2008, by and among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, Hexion Specialty Chemicals, Inc., the guarantors party thereto and Wilmington Trust Company, supplementing that certain Indenture dated as of November 3, 2006, pursuant to which the Second-Priority Senior Secured Floating Rate Notes Due 2014 and the 9 3/4% Second Priority Senior Secured Notes due 2014 were issued	8-K	001-0071	4.1	10/24/2008

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
4.5	Indenture, dated as of January 29, 2010, by and among Hexion Finance Escrow LLC, Hexion Escrow Corporation and Wilmington Trust FSB, as trustee.	8-K	001-00071	4.1	2/4/2010
4.6	Supplemental Indenture, dated as of January 29, 2010, by and among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, the guarantors party thereto and Wilmington Trust FSB, as trustee.	8-K	001-00071	4.2	2/4/2010
4.7	Supplemental Indenture, dated as of June 04, 2010, by and among NL COOP Holdings LLC,Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, the guarantors party thereto and Wilmington Trust FSB, as trustee.	8-K	001-00071	4.1	6/9/2010
4.8	Supplemental Indenture, dated as of June 04, 2010, by and among NL COOP Holdings LLC,Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, the guarantors party thereto and Wilmington Trust FSB, as trustee.	8-K	001-00071	4.2	6/9/2010
4.9	Indenture dated as of November 5, 2010 among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, the Company, the guarantors named therein and Wilmington Trust Company, as trustee, related to the $574,016,000 9.0% second-priority senior secured floating rate notes due 2020.	8-K	001-00071	4.1	11/12/2010
10.1‡	BHI Acquisition Corp. 2004 Deferred Compensation Plan	10-Q	001-00071	10(iv)	11/15/2004
10.2‡	BHI Acquisition Corp. 2004 Stock Incentive Plan	10-Q	001-00071	10(v)	11/15/2004
10.3*‡	Resolution Performance Products Inc. 2000 Stock Option Plan	S-4	333-57170	10.26	3/16/2001
10.4*‡	Resolution Performance Products Inc. 2000 Non - Employee Directors Stock Option Plan	S-4	333-57170	10.27	3/16/2001
10.5‡	Amended and Restated Resolution Performance Products, Inc. Restricted Unit Plan	S-1	333-124287	10.34	9/19/2005
10.6‡	Form of Non-Qualified Stock Option Agreement between BHI Acquisition Corp. and certain optionees	S-4	333-122826	10.12	2/14/2005
10.7‡	Resolution Specialty Materials Inc. 2004 Stock Option Plan	S-1	333-124287	10.52	7/15/2005
10.8‡	Form of Nonqualified Stock Option Agreement for Resolution Specialty Materials Inc. 2004 Stock Option Plan	S-1	333-124287	10.53	7/15/2005
10.9‡	Form of Nonqualified Stock Option Agreement for Resolution Performance Products Inc. 2000 Stock Option Plan	S-1	333-124287	10.54	7/15/2005
10.10‡	Form of Nonqualified Stock Option Agreement for Resolution Performance Products Inc. 2000 Non-Employee Director Stock Option Plan	S-1	333-124287	10.55	7/15/2005
10.11‡	Hexion LLC 2007 Long-Term Incentive Plan dated April 30, 2007	10-Q	001-00071	10.1	8/14/2007
10.12	Amended and Restated Investor Rights Agreement dated as of May 31, 2005 between Hexion LLC, Hexion Specialty Chemicals, Inc. and the holders that are party thereto	S-1	333-124287	10.63	7/15/2005
10.13	Registration Rights Agreement dated as of May 31, 2005 between Hexion Specialty Chemicals, Inc. and Hexion LLC	S-1	333-124287	10.64	7/15/2005
10.14‡	Amended and Restated Executives' Supplemental Pension Plan, dated as of September 7, 2005	8-K	001-00071	10	9/12/2005
10.15	Advisory Directors Plan	10-K		10(viii)
10.16‡	Hexion Specialty Chemicals, Inc. 2009 Leadership Long-Term Cash Incentive Plan	10-K	001-00071	10.21	3/11/2009
10.18‡	Hexion Specialty Chemicals, Inc. 2009 Incentive Compensation Plan	10-K	001-00071	10.25	3/11/2009
10.19‡	Hexion Specialty Chemicals, Inc. 2010 Incentive Compensation Plan	10-K	001-00071	10.2	3/9/2010
10.21‡	Amended and Restated Employment Agreement dated as of August 12, 2004 between the Company and Craig O. Morrison	10-Q	001-00071	10(i)	11/15/2004
10.22‡	Amended and Restated Employment Agreement dated as of August 12, 2004 between the Company and Joseph P. Bevilaqua	10-Q	001-00071	10(ii)	11/15/2004
10.23‡	Summary of Terms of Employment between Hexion Specialty Chemicals, Inc. and Joseph P. Bevilaqua dated August 10, 2008	10-K	001-00071	10.23	3/9/2010
10.24‡	International assignment agreement dated as of November 13, 2008 between the Company and Joseph P. Bevilaqua	10-K	001-00071	10.28	3/11/2009

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.25‡	Amended and Restated Employment Agreement dated as of August 12, 2004 between the Company and William H. Carter.	10-Q	001-00071	10(iii)	11/15/2004
10.26‡	Summary of Terms of Employment between Hexion Specialty Chemicals, Inc. and Judith A. Sonnett dated September 21, 2007	10-K	001-00071	10.29	3/9/2010
10.27‡	Addition of Terms of Employment between Hexion Specialty Chemicals, Inc. and Dale N. Plante, Supplement to August 2008 Promotional Employment Offer dated as of July 16, 2009	10-K	001-00071	10.27	2/25/2011	X
10.28	Master Asset Conveyance and Facility Support Agreement, dated as of December 20, 2002, between Borden Chemical and Borden Chemicals and Plastics Operating Limited Partnership	10-K	001-00071	(10)(xxvi)	3/28/2003
10.29	Environmental Servitude Agreement, dated as of December 20, 2002, between Borden Chemical and Borden Chemicals and Plastics Operating Limited Partnership	10-K	001-00071	(10)(xxvii)	3/28/2003
10.30*	Intellectual Property Transfer and License Agreement and Contribution Agreement dated as of November 14, 2000 between Shell Oil Company and Shell Epoxy Resins LLC	S-4	333-57170	10.13	3/16/2001
10.31*	Intellectual Property Transfer and License Agreement and Contribution Agreement dated as of November 14, 2000 between Shell Internationale Research Maatschappij B.V. and Shell Epoxy Resins Research B.V	S-4	333-57170	10.14	3/16/2001
10.32*	First Amended and Restated Deer Park Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2000 between Shell Chemical Company, for itself and as agent for Shell Oil Company, and Shell Epoxy Resins LLC	S-4	333-57170	10.19	3/16/2001
10.33*	First Amended and Restated Pernis Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2000 between Resolution Europe B.V. (f/k/a Resolution Nederland B.V., f/k/a Shell Epoxy Resins Nederland B.V.) and Shell Nederland Raffinaderij B.V.	S-4	333-57170	10.21	3/16/2001
10.34*	First Amended and Restated Pernis Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2000 between Resolution Europe B.V. (f/k/a Resolution Nederland B.V., f/k/a Shell Epoxy Resins Nederland B.V.) and Shell Nederland Chemie B.V.	S-4	333-57170	10.22	3/16/2001
10.35†	Second Amended and Restated Norco Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2004 between Shell Chemical L.P. and Resolution Performance Products LLC.	10-K	001-00071	10.45	3/22/2007
10.36*	Deer Park Ground Lease and Grant of Easements dated as of November 1, 2000 between Shell Oil Company and Shell Epoxy Resins LLC	S-4	333-57170	10.23	3/16/2001
10.37*	Norco Ground Lease and Grant of Servitudes dated as of November 1, 2000 between Shell Oil Company and Shell Epoxy Resins LLC	S-4	333-57170	10.24	3/16/2001
10.38*	Amended and Restated Agreement of Sub-Lease (Pernis) dated as of November 1, 2000 between Resolution Europe B.V. (f/k/a Resolution Nederland B.V., f/k/a Shell Epoxy Resins Nederland B.V.) and Shell Nederland Raffinaderij B.V.	S-4	333-57170	10.25	3/16/2001
10.39	Amended and Restated Management Consulting Agreement dated as of May 31, 2005 between Borden Chemical, Inc. and Apollo Management V, L.P.	S-1	333-124287	10.66	7/15/2005
10.40	Intercreditor Agreement dated as of November 3, 2006 among the Company, Hexion LLC, the subsidiary parties thereto, Wilmington Trust Company as trustee and JPMorgan Chase Bank, N.A. as intercreditor agent	10-Q	001-00071	10.1	11/14/2006
10.41	Registration Rights Agreement dated as of November 3, 2006 among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance ULC, the Company and subsidiary parties thereto and Credit Suisse Securities (USA) LLC and JPMorgan Securities, Inc. as initial purchasers.	10-Q	001-00071	10.2	11/14/2006
10.42	Collateral Agreement dated as of November 3, 2006 among the Company and subsidiary parties thereto, and Wilmington Trust Company, as Collateral Agent.	10-K	001-00071	10.57	3/11/2009
10.43	Second Amended and Restated Collateral Agreement dated as of November 3, 2006 among Hexion LLC, the Company and subsidiary parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	10-K	001-00071	10.58	3/11/2009

		Incorporated by Reference
Exhibit Number		Form	File Number	Exhibit	Filing Date	Filed Herewith
10.46	Second Amended and Restated Credit Agreement with exhibits and schedules dated as of November 3, 2006 among Hexion LLC, Hexion Specialty Chemicals, Inc., Hexion Specialty Chemicals Canada, Inc., Hexion Specialty Chemicals B.V., Hexion Specialty Chemicals UK Limited, Borden Chemical UK Limited, the lenders party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent, Credit Suisse, as Syndication Agent and J.P. Morgan Securities Inc. and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners.	10-Q	001-00071	10.1	8/13/2009
10.47	Incremental Facility Amendment and Amendment No. 1 with exhibits and schedules to the Second Amended and Restated Credit Agreement dated as of June 15, 2007 among Hexion LLC, Hexion Specialty Chemicals, Inc., Hexion Specialty Chemicals Canada, Inc., Hexion Specialty Chemicals B.V., Hexion Specialty Chemicals UK Limited, Borden Chemical UK Limited, the lenders party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent	10-Q	001-00071	10.2	8/13/2009
10.46	Second Incremental Facility Amendment with exhibits and schedules to the Second Amended and Restated Credit Agreement dated as of August 7, 2007 among Hexion LLC, Hexion Specialty Chemicals, Inc., Hexion Specialty Chemicals Canada, Inc., Hexion Specialty Chemicals B.V., Hexion Specialty Chemicals UK Limited, Borden Chemical UK Limited, the lenders party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent	10-Q	001-00071	10.3	8/13/2009
10.47	Settlement Agreement and Release, dated December 14, 2008, among Huntsman Corporation, Jon M. Huntsman, Peter R. Huntsman, Hexion Specialty Chemicals, Inc., Hexion LLC, Nimbus Merger Sub, Inc., Craig O. Morrison, Leon Black, Joshua J. Harris and Apollo Global Management, LLC and certain of its affiliates	8-K	001-00071	10.1	12/15/2008
10.48	Commitment Letter dated as of March 3, 2009 among the Hexion Specialty Chemicals, Inc., Hexion LLC, Euro VI (BC) S.a.r.l., Euro V (BC) S.a.r.l. and AAA Co-Invest VI (EHS-BC) S.a.r.l. a	8-K	001-00071	10.1	3/3/2009
10.49	Credit Agreement with exhibits and schedules dated as of March 3, 2009 among Hexion Specialty Chemicals, Inc., Borden Luxembourg S.a.r.l., Euro V (BC) S.a.r.l., Euro VI (BC) S.a.r.l. and AAA Co-Invest VI (EHS-BC) S.a.r.l.	10-Q	001-00071	10.4	8/13/2009
10.50	Indemnification Agreement dated as of March 3, 2009 among Apollo Management, L.P. and subsidiary parties thereto, Hexion LLC, Hexion Specialty Chemicals, Inc. and Nimbus Merger Sub Inc.	8-K	001-00071	10.3	3/3/2009
10.51	Amendment Agreement to Credit Agreement, dated as of January 25, 2010, among Hexion LLC, Hexion Specialty Chemicals, Inc., Hexion Specialty Chemicals Canada, Inc., Hexion Specialty Chemicals B.V., Hexion Specialty Chemicals UK Limited, Borden Chemical UK Limited, the Subsidiary Loan Parties party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent.	8-K/A	001-00071	10.1	2/4/2010
10.52	Registration Rights Agreement, dated as of January 29, 2010, by and among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, the guarantors party thereto and Credit Suisse Securities (USA) LLC, as representative of the initial purchasers.	8-K	001-00071	4.3	2/4/2010
10.53	Third Amended and Restated Credit Agreement, dated as of January 29, 2010, among Hexion LLC, the Registrant, each subsidiary of the Registrant from time to time party thereto, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent. (Incorporated by reference to the exhibit to the Registrant's Current Report on Form 8-K/A filed February 4, 2010.)	8-K/A	001-00071	10.1	2/4/2010
10.54	Intercreditor Agreement, dated as of January 29, 2010, by and among JPMorgan Chase Bank, as intercreditor agent, Wilmington Trust FSB, as trustee and collateral agent, Hexion LLC, the Registrant and certain subsidiaries of the Registrant. (Incorporated by reference to the exhibit to the Registrant's Current Report on Form 8-K/A filed February 4, 2010.)	8-K/A	001-00071	10.1	2/4/2010
10.55	Joinder and Supplement to Intercreditor Agreement, by and among Wilmington Trust FSB, as trustee under the Indenture, JPMorgan Chase Bank, as intercreditor agent, Hexion LLC, the Registrant and each subsidiary of the Registrant from time to time party thereto. (Exhibit A thereto incorporated by reference to exhibit 10.1 to the Registrant's Report on Form 10-Q filed November 14, 2006.)	8-K	001-00071	10.3	2/4/2010
10.56	Notes Collateral Agreement dated and effective as of January 29, 2010, among the Registrant, each Subsidiary Party thereto and Wilmington Trust FSB, as collateral agent.	8-K	001-00071	10.4	2/4/2010
10.57	SUPPLEMENT dated as of June 4, 2010, to the U.S. Guarantee Agreement dated as of May 31, 2005, among HEXION LLC, a Delaware limited liability company, HEXION SPECIALTY CHEMICALS, INC., a New Jersey corporation, each Foreign Subsidiary Loan Party party thereto and JPMORGAN CHASE BANK, N.A., as Administrative Agent (in such capacity, the “Administrative Agent”) for the Lenders (as defined therein).	8-K	001-00071	10.1	6/9/2010

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.58	SUPPLEMENT dated as of June 4, 2010, to the Foreign Guarantee Agreement dated as of May 31, 2005, among HEXION LLC, a Delaware limited liability company, HEXION SPECIALTY CHEMICALS, INC., a New Jersey corporation, each Foreign Subsidiary Loan Party party thereto and JPMORGAN CHASE BANK, N.A., as Administrative Agent (in such capacity, the “Administrative Agent”) for the Lenders (as defined therein).	8-K	001-00071	10.2	6/9/2010
10.59	SUPPLEMENT dated as of June 4, 2010, to the Third Amended and Restated Collateral Agreement dated as of January 29, 2010, among HEXION LLC, a Delaware limited liability company, HEXION SPECIALTY CHEMICALS, INC., a New Jersey corporation, each Subsidiary Party party thereto and JPMORGAN CHASE BANK, N.A., as Applicable First Lien Representative (in such capacity, the “Applicable First Lien Representative”) for the Secured Parties (as defined therein).	8-K	001-00071	10.3	6/9/2010
10.60	SUPPLEMENT dated as of June 4, 2010, to the Collateral Agreement dated as of January 29, 2010, among HEXION SPECIALTY CHEMICALS, INC., a New Jersey corporation, each Subsidiary Party party thereto and WILMINGTON TRUST FSB, as Collateral Agent (in such capacity, the “Collateral Agent”) for the Secured Parties (as defined therein).	8-K	001-00071	10.4	6/9/2010
10.61	SUPPLEMENT dated as of June 4, 2010, to the Collateral Agreement dated as of November 3, 2006, among HEXION SPECIALTY CHEMICALS, INC., a New Jersey corporation, each Subsidiary Party party thereto and WILMINGTON TRUST COMPANY, as Collateral Agent (in such capacity, the “Collateral Agent”) for the Secured Parties (as defined therein).	8-K	001-00071	10.5	6/9/2010
10.62	Registration Rights Agreement dated as of November 5, 2010 among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance ULC, the Company and subsidiary parties thereto and Credit Suisse Securities (USA) LLC, UBS Secutiries LLC, Deutsche Bank Securities Inc, Goldman Sachs & Co., BMO Capital Markets Corp and JPMorgan Securities, Inc. as initial purchasers.	8-K	001-00071	4.2	11/12/2010
10.63	Registration Rights Agreement among Hexion U.S. Finance Corp. and Hexion Nova Scotia Finance, ULC and the Guarantors, propose to enter into a transaction pursuant to which Euro VI (BC) S.à r.l., a société à responsabilité limitée organized and existing under the laws of the Grand Duchy of Luxembourg (the “Holder”) will exchange its 9.75% Second-Priority Senior Secured Notes due 2014 for U.S. $134,016,000 principal amount of 9.00% Second-Priority Senior Secured Notes Due 2020 of the Issuers	8-K	001-00071	4.3	11/12/2010
10.64	Supplement to Intercreditor Agreement, dated as of January 29, 2010, by and among JPMorgan Chase Bank, as intercreditor agent, Wilmington Trust FSB, as trustee and collateral agent, Hexion LLC, the Registrant and certain subsidiaries of the Registrant.	8-K	001-00071	10.1	11/12/2010
10.65	Joinder and Supplement to Collateral Agreement dated November 3, 2006 among the Company and subsidiary parties thereto, and Wilmington Trust Company, as Collateral Agent.	8-K	001-00071	10.2	11/12/2010
10.66	Supplement, dated as of December 15, 2010 to the Foreign Guarantee Agreement, dated as of May 31, 2005 among Momentive Specialty Chemicals Holdings LLC, Momentive Specialty Chemicals Inc., each Foreign Subsidiary Loan Party party thereto and JP Morgan Chase Bank, as administrative agent for the Lenders.	8-K	001-00071	10.1	12/15/2010
10.67	Shared Services agreement, dated as of October 1, 2010, by and among Hexion Specialty Chemicals, Inc. and Momentive Performance Materials Inc.,and the other Persons party hereto	10-K	001-00071	18.1		X
10.68	Purchase and Sale Agreement, dated November 30, 2010, by and between Momentive Specialty Chemicals Inc. and Harima Chemicals, Inc.	8-K	001-00071	2.01	2/4/2011
18.1	Letter from PricewaterhouseCoopers, dated February 28, 2011 regarding preferability of a change in accounting principle	10-K	001-00071	18.1		X
21.1	List of Subsidiaries of the registrant					X
31.1	Rule 13a-14 Certifications
	(a) Certificate of the Chief Executive Officer					X
	(b) Certificate of the Chief Financial Officer					X
32.1	Section 1350 Certifications					X

* Exhibit is incorporated by reference to the Resolution Performance Products Form S-4 filed 3/16/01.
†    The schedules and exhibits to these agreements are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedule or exhibit.
‡    Represents a management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOMENTIVE SPECIALTY CHEMICALS INC.

By	/s/ William H. Carter
William H. Carter
Executive Vice President and Chief Financial Officer
Date: February 28, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Signature	Date
Craig O. Morrison	Director, President and Chief Executive Officer (Principal Executive Officer)	/s/ Craig O. Morrison	February 28, 2011

William H. Carter	Director, Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	/s/ William H. Carter	February 28, 2011

Robert V. Seminara	Director	/s/ Robert V. Seminara	February 28, 2011

Jordan C. Zaken	Director	/s/ Jordan C. Zaken	February 28, 2011

David B. Sambur	Director	/s/ David B. Sambur	February 28, 2011

MOMENTIVE INTERNATIONAL HOLDINGS COOPERATIEF U.A.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(In millions)	2010	2009	2008
Net sales	$2,714	$2,237	$3,362
Cost of sales	2,367	1,992	3,033
Gross profit	347	245	329
Selling, general and administrative expense	256	209	247
Terminated merger costs (See Note 2)	—	2	159
Integration costs (See Note 2)	—	—	10
Asset impairments (See Note 2)	—	11	13
Business realignment costs (See Note 2)	15	22	27
Other operating (income) expense, net	(3)	(1)	8
Operating income (loss)	79	2	(135)
Interest expense, net	39	31	65
Affiliated interest expense, net (See Note 10)	47	16	2
Other non-operating expense (income), net	24	1	(3)
Loss from continuing operations before income taxes and earnings from unconsolidated entities	(31)	(46)	(199)
Income tax expense (benefit) (See Note 15)	14	(16)	(5)
Loss from continuing operations before earnings from unconsolidated entities	(45)	(30)	(194)
Loss from unconsolidated entities, net of taxes	(1)	—	—
Loss from continuing operations	(46)	(30)	(194)
Net income (loss) from discontinued operations, net of taxes	4	(13)	(10)
Net loss	(42)	(43)	(204)
Net income attributable to noncontrolling interest	—	—	(1)
Net loss attributable to Momentive International Holdings Cooperatief U.A.	$(42)	$(43)	$(205)
Comprehensive loss attributable to Momentive International Holdings Cooperatief U.A.	$(94)	$(61)	$(194)
See Notes to Consolidated Financial Statements

MOMENTIVE INTERNATIONAL HOLDINGS COOPERATIEF U.A.
CONSOLIDATED BALANCE SHEETS

(In millions)	December 31, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents (including restricted cash of $6 and $7, respectively) (See Note 2)	$84	$65
Short-term investments	6	10
Accounts receivable (net of allowance for doubtful accounts of $20 and $18, respectively)	388	323
Accounts receivable from affiliates (See Note 5)	63	65
Loans receivable from affiliates (See Note 10)	33	24
Inventories:
Finished and in-process goods	128	111
Raw materials and supplies	71	56
Other current assets	49	48
Current assets of discontinued operations (See Note 3)	145	77
Total current assets	967	779
Long-term loans receivable from affiliates (See Note 10)	20	424
Other assets	70	59
Property and equipment
Land	49	56
Buildings	194	181
Machinery and equipment	1,238	1,250
	1,481	1,487
Less accumulated depreciation	(714)	(656)
	767	831
Goodwill (See Note 7)	114	118
Other intangibles assets, net (See Note 7)	112	132
Noncurrent assets of discontinued operations (See Note 3)	—	61
Total assets	$2,050	$2,404
Liabilities and (Deficit) Equity
Current liabilities
Accounts and drafts payable	$246	$264
Accounts payable to affiliates (See Note 5)	189	42
Debt payable within one year (See Note 9)	57	62
Affiliated debt payable within one year (See Note 10)	79	92
Income taxes payable	20	22
Other current liabilities	116	107
Current liabilities of discontinued operations (See Note 3)	32	34
Total current liabilities	739	623
Long-term debt (See Note 9)	649	701
Affiliated long-term debt (See Note 10)	746	771
Deferred income taxes (See Note 15)	103	116
Long-term pension and post employment benefit obligations (See Note 13)	125	126
Other long-term liabilities	54	32
Noncurrent liabilities of discontinued operations (See Note 3)	—	8
Total liabilities	2,416	2,377
Commitments and contingencies (See Notes 9, 11 and 12)
(Deficit) Equity
Paid-in (deficit) capital	(132)	629
Loans receivable from parent	(87)	(549)
Accumulated other comprehensive (loss) income	(16)	36
Accumulated deficit	(134)	(92)
Total Momentive International Holdings Cooperatief U.A. shareholder's (deficit) equity	(369)	24
Noncontrolling interest	3	3
Total (deficit) equity	(366)	27
Total liabilities and deficit	$2,050	$2,404
See Notes to Consolidated Financial Statements

MOMENTIVE INTERNATIONAL HOLDINGS COOPERATIEF U.A.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(In millions)	2010	2009	2008
Cash flows provided by operating activities
Net loss	$(42)	$(43)	$(204)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	101	109	124
Allocations of corporate overhead, net (See Note 5)	14	16	16
Loss (gain) on disposal of assets, net of taxes	—	3	(3)
Settlement of foreign exchange guarantee agreement with parent (See Note 5)	13	—	—
Terminated merger expenses billed by parent (See Note 5)	—	—	140
Deferred tax benefit	(15)	(7)	(15)
Impairments and accelerated depreciation	2	13	27
Cash settlement of derivatives	—	—	37
Other non-cash adjustments	29	(12)	(20)
Net change in assets and liabilities:
Accounts receivable	(85)	47	182
Inventories	(41)	70	44
Accounts and drafts payable	117	12	(159)
Income taxes payable	15	6	(6)
Other assets	2	(12)	3
Other liabilities	27	(29)	(41)
Net cash provided by operating activities	137	173	125
Cash flows used in investing activities
Capital expenditures	(66)	(92)	(73)
Capitalized interest	(1)	(5)	—
Proceeds from the sale of assets	7	—	7
Change in restricted cash	2	7	(9)
Proceeds from the sale of (purchases of) investments	4	(2)	2
Net cash used in investing activities	(54)	(92)	(73)
Cash flows used in financing activities
Net short-term debt (repayments) borrowings	(8)	(15)	18
Borrowings of long-term debt	633	568	701
Repayments of long-term debt	(663)	(692)	(531)
Affiliated loan (repayments) borrowings, net	(18)	15	(162)
Deferred financing fees paid	(8)	—	—
Cash settlement of derivatives	—	—	(37)
Common stock dividends paid	—	—	(2)
Net cash used in financing activities	(64)	(124)	(13)
Effect of exchange rates on cash and cash equivalents	1	19	(20)
Increase (decrease) in cash and cash equivalents	20	(24)	19
Cash and cash equivalents at beginning of year	58	82	63
Cash and cash equivalents (unrestricted) at end of year	$78	$58	$82
Supplemental disclosures of cash flow information
Cash paid for:
Interest, net	$78	$38	$50
Income taxes paid (refunded), net	25	(9)	6
Non-cash investing and financing activity:
Distribution to parent—acquisition of subsidiaries previously combined (See Note 1)	(697)	—	—
Affiliate note assumed to acquire subsidiaries (See Note 1)	697	—	—
Distribution to parent—Settlement of foreign exchange guarantee agreement with parent	(78)	—	—
Accounts payable to affiliates reclassified to affiliated long-term debt	—	140	—
See Notes to Consolidated Financial Statements

MOMENTIVE INTERNATIONAL HOLDINGS COOPERATIEF U.A.
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

(In millions)	Paid-in Capital	Loans Receivable from Parent	Accumulated Other Comprehensive Income (a)	Accumulated Deficit	Noncontrolling Interest	Total
Balance at December 31, 2007	$597	$(238)	$43	$158	$4	$564
Net (loss) income	—	—	—	(205)	1	(204)
Loss recognized in comprehensive income from pension and postretirement benefits, net of tax	—	—	(1)	—	—	(1)
Translation adjustments	—	—	12	—	—	12
Comprehensive loss						(193)
Dividends declared	—	—	—	(2)	—	(2)
Net repayments from parent	—	30	—	—	—	30
Translation adjustment and other non-cash changes in principal	—	(7)	—	—	—	(7)
Interest purchased from noncontrolling interest holder	—	—	—	—	(2)	(2)
Allocations of corporate overhead (See Note 5)	16	—	—	—	—	16
Balance at December 31, 2008	613	(215)	54	(49)	3	406
Net loss	—	—	—	(43)	—	(43)
Loss recognized in comprehensive income from pension and postretirement benefits, net of tax	—	—	(7)	—	—	(7)
Translation adjustments	—	—	(11)	—	—	(11)
Comprehensive loss						(61)
Net borrowings to parent	—	(319)	—	—	—	(319)
Translation adjustment and other non-cash changes in principal	—	(15)	—	—	—	(15)
Allocations of corporate overhead (See Note 5)	16	—	—	—	—	16
Balance at December 31, 2009	629	(549)	36	(92)	3	27
Net loss	—	—	—	(42)	—	(42)
Translation adjustments	—	—	(52)	—	—	(52)
Comprehensive loss						(94)
Distribution to parent—acquisition of subsidiaries previously combined through assumption of note payable to parent (See Note 1 and Note 10)	(697)	466	—	—	—	(231)
Translation adjustment and other non-cash changes in principal	—	(4)	—	—	—	(4)
Distribution to parent—settlement of foreign exchange guarantee agreement with parent (See Note 5)	(78)	—	—	—	—	(78)
Allocations of corporate overhead (See Note 5)	14	—	—	—	—	14
Balance at December 31, 2010	$(132)	$(87)	$(16)	$(134)	$3	$(366)

(a)
Accumulated other comprehensive income at December 31, 2010 represents $2 of net foreign currency translation losses and a $14 loss, net of tax, relating to net actuarial gains and prior service costs for the Company’s defined benefit pension and postretirement benefit plans (see Note 13). Accumulated other comprehensive income at December 31, 2009 represents $50 of net foreign currency translation gains and a $14 loss, net of tax, relating to net actuarial gains and prior service costs for the Company’s defined benefit pension and postretirement benefit plans (see Note 13).

See Notes to Consolidated Financial Statements

Momentive International Holdings Cooperatief U.A.
Notes to Consolidated Financial Statements
(In millions)
1. Background and Basis of Presentation
On June 4, 2010, Momentive International Holdings Cooperatief U.A. (“CO-OP”) was formed as a holding company for the purpose of acquiring ownership in Momentive Specialty Chemicals B.V. (“MSC B.V.”) and Momentive Specialty Chemicals Canada, Inc. (“MSC Canada”), and their respective subsidiaries. CO-OP was formed through capital contributions from Momentive Specialty Chemicals Inc. (“MSC”) and NL CO-OP Holdings LLC, a subsidiary of MSC. CO-OP subsequently purchased from MSC 100% of its shares in Momentive Specialty Chemicals Holding B.V. (“MSC Holding B.V.”), MSC B.V.'s parent, in exchange for CO-OP assuming a note payable from MSC to MSC B.V. The face value of the note payable assumed is equivalent to the fair value of MSC Holding B.V. and its consolidated subsidiaries and was in excess of the historical carrying value of the assets. As such, the Company's acquisition of the investment in MSC Holding B.V. and the excess by which the note payable assumed exceeded the carrying value have been recorded as a distribution to its parent and a reduction to Paid-in capital. See Note 10.
On December 15, 2010, in a series of transactions among certain subsidiaries of MSC, certain subsidiaries of CO-OP acquired the shares in National Borden Chemical Germany GmbH (“NBCG”) and ownership in its respective subsidiaries and CO-OP acquired the shares in MSC Canada and ownership in its respective subsidiaries through a capital contribution from MSC and certain of MSC's subsidiaries.
Together CO-OP, through its investments in MSC Canada and MSC B.V. and its respective subsidiaries, (collectively referred to as the “Company”), is engaged in the manufacture and marketing of urea, phenolic, epoxy and epoxy specialty resins and coatings applications primarily used in forest and industrial and construction products and other specialty and industrial chemicals worldwide. At December 31, 2010, the Company's operations included 45 manufacturing facilities in Europe, North America, South America, Australia, New Zealand and Korea.
MSC serves global industrial markets through a broad range of thermoset technologies, specialty products and technical support for customers in a diverse range of applications and industries. MSC (formerly known as Hexion Specialty Chemicals, Inc.) was formed on May 31, 2005 from the combination of three Apollo Management, L.P. (“Apollo”) controlled companies (the “Hexion Formation”).
Prior to the formation of the Company, and for all financial statement periods presented, all subsidiaries of the Company were considered entities under the common control of MSC as defined in the guidance for business combinations. As a result of the formation of the Company, these entities are presented in the accompanying financial statements retroactively on a combined basis. In addition, as all entities are under the common control of MSC, all entities have been accounted for on a historical cost basis consistent with the basis of MSC, and as such, the acquisition method of accounting has not been applied.
2. Summary of Significant Accounting Policies
Principles of Consolidation—The Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries, all of which are under the common control and management of MSC, and for which no substantive participating rights are held by minority shareholders. Intercompany transactions and balances have been eliminated. Noncontrolling interests exist for the equity interests in subsidiaries that are not 100% owned by the Company. However, due to common ownership, MSC's 34% interest in Momentive Specialty Chemicals Sdn. Bhd. (“MSC Malaysia”), MSC's 20% interest in Hexion Quimica Argentina SA (“Hexion Argentina”), MSC's 5% interest in Quimica Borden Argentina ("Borden Argentina") and MSC's interest in New Nimbus KG (“Nimbus”) are included within the Consolidated Financial Statements presented herein.
Foreign Currency Translations—Assets and liabilities of foreign affiliates are translated at the exchange rates in effect at the balance sheet date. Income, expenses and cash flows are translated at average exchange rates prevailing during the year. In addition, gains or losses related to the Company's affiliated loans payable and receivable denominated in a foreign currency other than the subsidiary's functional currency that are deemed to be permanently invested are also remeasured to cumulative translation. The effect of translation is accounted for as an adjustment to Equity and is included in Accumulated other comprehensive income. Transaction gains and losses are included as a component of net income. The Company recognized transaction gains of $7 for the year ended December 31, 2010 and losses of $1 and $22 for the years ended December 31, 2009 and 2008, respectively
Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. It also requires the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. The most significant estimates that are included in the financial statements are environmental remediation, legal liabilities, deferred tax assets and liabilities and related valuation allowances, income tax accruals, pension and postretirement assets and liabilities, valuation allowances for accounts receivable and inventories, general insurance liabilities, asset impairments and fair values of assets acquired and liabilities assumed in business acquisitions. Actual results could differ from these estimates.

Cash and Cash Equivalents—The Company considers all highly liquid investments that are purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2010 and 2009, the Company had interest-bearing time deposits and other cash equivalent investments of $20 and $18, respectively. They are included on the Consolidated Balance Sheets as a component of Cash and cash equivalents.
Investments—Investments with original maturities greater than 90 days but less than one year are included on the Consolidated Balance Sheets as Short-term investments. At December 31, 2010 and 2009, the Company had Brazilian real denominated U.S. dollar index investments of $6 and $10, respectively. These investments, which are classified as held-to-maturity securities, are recorded at cost, which approximates fair value.

Allowance for Doubtful Accounts—The allowance for doubtful accounts is estimated using factors such as customer credit ratings and past collection history. Receivables are charged against the allowance for doubtful accounts when it is probable that the receivable will not be recovered.
Inventories—Inventories are stated at lower of cost or market using the first-in, first-out method. Costs include direct material, direct labor and applicable manufacturing overheads, which are based on normal production capacity. Abnormal manufacturing costs are recognized as period costs and fixed manufacturing overheads are allocated based on normal production capacity. An allowance is provided for excess and obsolete inventories based on management's review of inventories on-hand compared to the estimated future usage and sales. Inventories on the Consolidated Balance Sheets are presented net of an allowance for excess and obsolete inventory of $4 and $5 at December 31, 2010 and 2009, respectively.
Property and Equipment—Land, buildings and machinery and equipment are stated at cost less accumulated depreciation. Depreciation is recorded on the straight-line basis over the estimated useful lives of properties (the average estimated useful lives for buildings is 20 years and for machinery and equipment 15 years). Assets under capital leases are amortized over the lesser of their useful lives or the lease term. Major renewals and betterments are capitalized. Maintenance, repairs, minor renewals and turnarounds (periodic maintenance and repairs to major units of manufacturing facilities) are expensed as incurred. When property and equipment is retired or disposed of, the asset and related depreciation are removed from the accounts and any gain or loss is reflected in operating income. The Company capitalizes interest costs that are incurred during the construction of property and equipment. Depreciation expense was $89, $88 and $100 for the years ended December 31, 2010, 2009 and 2008, respectively.
Goodwill and Intangibles—The excess of purchase price over net tangible and identifiable intangible assets of businesses acquired is carried as Goodwill in the Consolidated Balance Sheets. Separately identifiable intangible assets that are used in the operations of the business (e.g. patents and technology, customer lists and contracts) are recorded at cost (fair value at the time of acquisition) and reported as Other intangible assets, net in the Consolidated Balance Sheets. The Company does not amortize goodwill or indefinite-lived intangible assets. Intangible assets with determinable lives are amortized on a straight-line basis over the shorter of the legal or useful life of the assets, which range from 1 to 30 years. See Note 7.
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
During the years ended December 31, 2009 and 2008, asset impairments of $11 and $13, respectively, were included in Asset impairments on the Consolidated Statements of Operations.
Long-Lived and Amortizable Intangible Assets
In 2009, the Company recorded impairment charges of $11 as a result of the Company's decision to indefinitely idle certain production lines and close certain R&D facilities. In 2008, the Company recorded an $8 charge for the impairment of tradenames from which cash flows are no longer generated.
Goodwill
The Company uses a probability weighted market and income approach to estimate the values of its reporting units. The Company's market approach is a comparable analysis technique commonly used in the investment banking and private equity industries based on the EBITDA (earnings before interest, income taxes, depreciation and amortization) multiple technique. Under this technique, estimated values are the result of a market-based EBITDA multiple that is applied to an appropriate historical EBITDA amount, adjusted for the additional fair value that would be assigned by a market participant obtaining control over the reporting unit. The Company's income approach is a discounted cash flow model. When the carrying amount of the reporting unit's goodwill is greater than the implied fair value of the reporting unit's goodwill, an impairment loss is recognized for the difference. See Note 7.
Prior to 2010, the Company performed its annual impairment test at December 31. In 2010, the Company has changed the annual goodwill impairment testing date to October 1. The purpose of this change is to conform with the accounting policy and annual impairment testing date of MSC and MSC's parent's accounting acquirer, Momentive Performance Materials Holdings Inc. Accordingly, the Company considers this accounting change preferable. This change does not accelerate, delay, avoid or cause an impairment charge, nor does this change result in adjustments to previously issued financial statements. The annual goodwill impairment testing was performed as of October 1, 2010. Consideration was given to the period between the testing date and December 31, 2010, concluding that no facts or circumstances arose that would lead to a different conclusion as of December 31, 2010.
At October 1, 2010, the fair value of the remaining reporting units exceeded the carrying amount of assets (including goodwill) and liabilities assigned to the reporting units. At December 31, 2009, the fair value of the remaining reporting units exceeded the carrying amount of assets (including goodwill) and liabilities assigned to the reporting units. In the fourth quarter of 2008, the Company recognized goodwill impairments in its Coatings reporting unit of $5.
General Insurance—The Company is generally insured for losses and liabilities for workers' compensation, physical damage to property, business interruption and comprehensive general, product and vehicle liability under policies maintained by MSC and is allocated a share of the related premiums. The Company records losses when a loss has been incurred and is estimable. See Note 5.

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
Revenue Recognition—Revenue for product sales, net of estimated allowances and returns, is recognized as risk and title to the product transfer to the customer, which either occurs at the time shipment is made or upon delivery. In situations where product is delivered by pipeline, risk and title transfers when the product moves across an agreed-upon transfer point, which is typically the customers' property line. Product sales delivered by pipeline are measured based on daily flow meter readings. The Company's standard terms of delivery are included in its contracts of sale and on its invoices.
Shipping and Handling—Freight costs that are billed to customers are included in Net sales in the Consolidated Statements of Operations. Shipping costs are incurred to move the Company's products from production and storage facilities to the customer. Handling costs are incurred from the point the product is removed from inventory until it is provided to the shipper and generally include costs to store, move and prepare the products for shipment. Shipping and handling costs are recorded in Cost of sales in the Consolidated Statements of Operations.
Research and Development Costs—Funds are committed to research and development activities for technical improvement of products and processes that are expected to contribute to future earnings. All costs associated with research and development are charged to expense as incurred. Research and development and technical service expense of $38, $34 and $38 for the years ended December 31, 2010, 2009 and 2008, respectively, are included in Selling, general and administrative expense in the Consolidated Statements of Operations.
Terminated Merger Costs—The Company incurred terminated merger costs totaling $2 and $159 for the years ended December 31, 2009 and 2008, respectively. These costs primarily represent legal, consulting, accounting and tax costs related to MSC's terminated Huntsman Corporation merger agreement and litigation. For the year ended December 31, 2008, the amount also includes costs billed by MSC to the Company, including costs associated with the write-off of previously deferred acquisition costs incurred by MSC. See Note 5.
Integration Costs—The Company incurred integration costs totaling $10 for the year ended December 31, 2008. These costs represent costs to implement a single, company-wide, management information and accounting system as well as redundancy and plant rationalization costs and incremental administrative costs from integration programs that resulted from the Hexion Formation and recent acquisitions. The Company records these expenses as incurred.
Business Realignment Costs—The Company incurred business realignment costs totaling $15, $22 and $27 for the years ended December 31, 2010, 2009 and 2008, respectively. These costs primarily represent expenses to implement productivity savings programs to reduce the Company's cost structure and align manufacturing capacity with current volume demands. See Note 4. For the year ended December 31, 2008, these costs also represent minor restructuring programs related to headcount reduction costs associated with plant closures and divestitures.
Income Taxes—The Company files tax returns in the respective countries in which it operates. Income tax expense is based on reported results of operations before income taxes using the prevailing rates for each tax jurisdiction. Deferred income taxes represent the tax effect of temporary differences between amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. Income tax expense is based on reported results of operations accounts for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of the assets and liabilities. Deferred tax balances are adjusted to reflect tax rates, based on current tax laws that will be in effect in the years in which temporary differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. For purposes of these financial statements, the international subsidiaries are treated as foreign subsidiaries of a domestic parent, the Company, for all periods presented. Reconciliations of tax rates are calculated at the statutory tax rates.
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

Derivative Financial Instruments—The Company periodically enters into forward exchange contracts or interest rate swaps to reduce the Company's cash flow exposure to changes in foreign exchange rates or interest rates. The Company does not hold or issue derivative financial instruments for trading purposes. These instruments are not accounted for using hedge accounting, but are measured at fair value and recorded on the balance sheet as an asset or liability, depending upon the Company's underlying rights or obligations. Changes in fair value are recognized in earnings. See Note 8.
Transfers of Financial Assets—The Company executes factoring and sales agreements with respect to its trade accounts receivable to support its working capital requirements. The Company accounts for these transactions as either sales-type or financing-type transfers of financial assets based on the terms and conditions of each agreement. See Note 6.
Stock-Based Compensation—Stock-based compensation cost is measured at the grant date based on the fair value of the award which is amortized as expense over the requisite service period. The Company does not maintain any stock option plans. However, certain of the Company's employees have been granted MSC equity awards, and the Company is allocated a share of the related compensation expense. See Note 5.
Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk are primarily temporary investments and accounts receivable. The Company places its temporary investments with high quality institutions and, by policy, limits the amount of credit exposure to any one institution. Concentrations of credit risk for accounts receivable are limited due to the large number of customers in the Company's customer base and their dispersion across many different industries and geographies. The Company generally does not require collateral or other security to support customer receivables.
Corporate Overhead Allocations—In order to properly depict the financial results of the Company on a stand-alone basis, corporate controlled expenses incurred by MSC that are not reimbursed by the Company are allocated to the Company. The amounts are allocated on the basis of Net sales. Management believes that the amounts allocated in such a manner are reasonable and consistent. However, the amounts are not necessarily indicative of the costs that would have been incurred if the Company had operated independently. See Note 5.
Subsequent Events—The Company evaluates all subsequent events from December 31, 2010 through the date of issuance of its Consolidated Financial Statements.
Recently Issued Accounting Standards
Newly Adopted Accounting Standards
In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 166, Accounting for Transfers of Financial Assets which was codified in December 2009 as Accounting Standards Update 2009-16: Accounting for Transfers of Financial Assets ("ASU 2009-16"). ASU 2009-16 removes the concept of a qualifying special-purpose entity (“QSPE”) and as a result eliminates the scope exception for QSPE's. ASU 2009-16 also changes the criteria for a transfer of financial assets to qualify as a sales-type transfer. The Company adopted ASU 2009-16 on January 1, 2010. The adoption of ASU 2009-16 did not have a material impact on the Company's Consolidated Financial Statements.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) which was codified in December 2009 as Accounting Standards Update 2009-17: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities ("ASU 2009-17"). ASU 2009-17 amends current guidance requiring an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity ("VIE"). The Company adopted ASU 2009-17 on January 1, 2010. The Company does not have the power to direct the activities that most significantly impact one of its VIE's economic performance, and therefore, the Company does not have a controlling financial interest in this VIE. As a result of the adoption of this guidance, the Company deconsolidated one of its VIE's from its Consolidated Financial Statements. The deconsolidation of this VIE did not have a material impact on the Company's Consolidated Financial Statements.
3. Discontinued Operations

On January 31, 2011, the Company sold its Inks and Adhesive Resins (“IAR”) business to Harima Chemicals Inc (the "Buyer") for a purchase price of $120. The Buyer also paid $14 for cash and $8 for working capital transferred to the Buyer at the time of closing as part of the purchase agreement, less indebtedness and pension plan liability transferred to the Buyer of $4. A subsequent adjustment to the purchase price may be made based upon the final settlement as defined by the Purchase Agreement.

Immediately prior to the sale, MSC completed a legal restructuring to move all of the IAR businesses and entities to be owned by a subsidiary of the Company. The company acquired these assets, located primarily in the U.S. and China for the purchase price allocation as agreed upon with the Buyer.

In conjunction with the sale, as part of a Transitional Services Agreement, MSC and the Company will provide certain transitional services to the Buyer for a period of six months. The purpose of these services is to provide short-term assistance to the Buyer in assuming the operations of the IAR business. These services do not confer to MSC or the Company the ability to influence the operating or financial policies of the IAR business under its new ownership. MSC and the Company’s cash inflows and outflows from these services are expected to be insignificant during the transition period.

The portion of the IAR business held by the Company as of December 31, 2010 represent substantially all of the international operations of the IAR business. The IAR business is engaged in the production of naturally derived resins and related products primarily used for the manufacture of printing inks, adhesives, synthetic rubber, specialty coatings and aroma chemicals. The international operations of the IAR business includes 9 manufacturing facilities in the Europe, South America and Asia-Pacific regions and had 2010 net sales of approximately $250 and pre-tax income of $8. The IAR business is reported as a discontinued operation as of December 31, 2010 and for all periods presented.

The Company has recorded an estimated loss on the sale of the IAR business of $1 for the year ended December 31, 2010, which is included in Net income from discontinued operations.

The aggregate carrying value of the IAR business was $113 as of December 31, 2010. The major classes of assets and liabilities of discontinued operations included in the Consolidated Balance Sheets are as follows:

	December 31, 2010	December 31, 2009
Assets:
Accounts Receivable	$51	$41
Inventories	34	30
Other current assets	5	6
Total current assets	90	77
Property and equipment, net	45	49
Other intangible assets, net	6	7
Other assets	4	5
Total noncurrent assets	55	61
Total assets of discontinued operations	$145	$138

Liabilities:
Accounts and drafts payable	$18	$20
Other current liabilities	6	14
Total current liabilities	24	34
Long-term debt	4	4
Other long-term liabilities	4	4
Total noncurrent liabilities	8	8
Total liabilities of discontinued operations	$32	$42

4. Productivity Program
At December 31, 2010, the Company has in-process productivity savings expected to be achieved over the remaining life of the projects as part of MSC's overall productivity savings initiatives.
The following table summarizes restructuring information by type of cost:

	Workforce reductions	Site closure costs	Other projects	Total
Restructuring costs expected to be incurred	$34	$8	$5	$47
Cumulative restructuring costs incurred at December 31, 2010	$34	$3	$4	$41

Accrued liability at December 31, 2007	$—	$—	$—	$—
Restructuring charges	10	—	—	10
Accrued liability at December 31, 2008	10	—	—	10
Restructuring charges	16	—	2	18
Payments	(9)	—	(2)	(11)
Accrued liability at December 31, 2009	17	—	—	17
Restructuring charges	8	3	2	13
Payments	(18)	(3)	(2)	(23)
Foreign currency translation	(1)	—	—	(1)
Accrued liability at December 31, 2010	$6	$—	$—	$6
Workforce reduction costs primarily relate to employee termination costs and are accounted for under the guidance for nonretirement postemployment benefits or as exit and disposal costs, as applicable. During the years ended December 31, 2010, 2009 and 2008 restructuring charges of $13, $18 and $10, respectively, were recorded in Business realignment costs on the Consolidated Statements of Operations. At December 31, 2010 and 2009, the Company had accrued $6 and $17, respectively, for restructuring liabilities in Other current liabilities in the Consolidated Balance Sheets.
5. Related Party Transactions
Product Sales and Purchases
The Company sells finished goods and certain raw materials to MSC and certain of its subsidiaries. Total sales were $216, $179 and $198 for the years ended December 31, 2010, 2009 and 2008, respectively. The Company also purchases raw materials and finished goods from MSC and certain of its subsidiaries, which were $87, $67 and $132 for the years ended December 31, 2010, 2009 and 2008, respectively. In addition, the Company purchases raw materials and services from certain Apollo affiliates. These purchases were $2 for the year ended December 31, 2010. The Company had accounts payable to Apollo affiliates of less than $1 at December 31, 2010.
The Company believes that the terms of these transactions were not more favorable than could be obtained from an unaffiliated party. These transactions are included in Net sales and Cost of sales in the Consolidated Statements of Operations, accordingly.
Billed Allocated Expenses
MSC incurs various administrative and operating costs on behalf of the Company that are reimbursed. These costs include engineering and technical support, purchasing, quality assurance, sales and customer service, information systems, research and development and certain administrative services. These service costs have been allocated to the Company generally based on sales or sales volumes and when determinable, based on the actual usage of resources. These costs were $62, $46 and $49 for the years ended December 31 2010, 2009 and 2008, respectively, and are primarily included within Selling, general and administrative expense in the Consolidated Statements of Operations.
MSC provides global services relating to procurement, productivity enhancement and health, safety and environmental issues to the Company. Beginning in 2008, MSC implemented a revenue-based royalty charge for these services. The Company's expense relating to these services totaled $45, $22 and $79 for the years ended December 31, 2010, 2009 and 2008, respectively, and are classified in Selling, general and administrative expense in the Consolidated Statements of Operations.
In addition, MSC maintains certain insurance policies that benefit the Company. Expenses pertaining to these policies, and allocated to the Company based upon sales, were $4, $6 and $7 for the years ended December 31, 2010, 2009 and 2008, respectively, and are classified in Selling, general and administrative expense in the Consolidated Statements of Operations.
Terminated Huntsman Merger
The Company incurred Terminated merger costs of $159 for the year ended December 31, 2008 associated with the termination of MSC's merger with Huntsman Corporation which is comprised of the write-off of previously deferred acquisition costs and consulting, legal, tax and accounting costs. Of the $159, $140 represents amounts incurred by MSC and billed to MSC B.V., as MSC B.V. was to be the acquiring entity party to the merger agreement and such costs were incurred by MSC on the Company's behalf. In 2009, the $140 due to MSC was converted to a loan.

Foreign exchange gain/loss agreement
In December 2010, the Company entered into a foreign exchange gain/loss guarantee agreement with MSC whereby MSC agreed to hold the Company neutral for any foreign exchange gains or losses incurred by the Company for income tax purposes associated with certain of its affiliated loans. The agreement was effective retroactive for all of 2010 and terminated at the end of 2010. The settlement of the agreement resulted in approximately a $91 payable to MSC. The losses incurred by the Company attributable to the period January 1, 2010 through the inception of the agreement of $78 have been recorded as a deemed distribution to MSC, and the losses incurred from the contract's inception through the end of 2010 of $13 have been recorded within Other non-operating expense, net in the Consolidated Statement of Operations. The Company is currently evaluating a similar agreement with its parent for 2011.
At December 31, 2010 and 2009, the Company had affiliated receivables of $63 and $65, respectively, and affiliated payables of $189 and $42, respectively, pertaining to the related party transactions described above.
Unbilled Allocated Corporate Controlled Expenses

In addition to direct charges, MSC provides certain administrative services that are not reimbursed by the Company. These costs include corporate controlled expenses such as executive management, legal, health and safety, accounting, tax and credit, and have been allocated herein to the Company on the basis of Net sales. The charge also includes allocated stock-based compensation expense of $1, $2 and $3 for each of the years ended December 31, 2010, 2009 and 2008, respectively, and is included in Finance in the table below. Management believes that the amounts allocated in such a manner are reasonable and consistent and are necessary in order to properly depict the financial results of the Company on a stand-alone basis. However, the amounts are not necessarily indicative of the costs that would have been incurred if the Company had operated independently. This expense is included in Selling, general and administrative expense in the Consolidated Statements of Operations with the offsetting credit recorded in Equity. There is no income tax provided on these amounts because they are not deductible.
The following table summarizes these allocations for the years ended December 31:

	2010	2009	2008
Executive group	$6	$4	$2
Environmental, health and safety services	3	2	3
Finance	5	10	11
Total	$14	$16	$16
See Note 10 for a description of the Company’s affiliated financing and investing activities.

6. Transfers of Financial Assets
The Company's Brazilian subsidiary regularly enters into accounts receivable factoring arrangements with its local banks for purposes of accelerating collection of its receivables. Under the terms of the agreements, the receivables are sold at a discount with the Company retaining the underlying related credit risk. Further, the assets are not isolated in the event of bankruptcy on the part of the subsidiary. As such, these transfers are accounted for as financing-type transfers and reported as secured borrowings (see Note 9). Approximately $1 and $8 of borrowings under these arrangements are outstanding at December 31, 2010 and 2009, respectively. Accordingly, the corresponding related cash flows are classified as financing activities within Net short-term debt (repayments) borrowings in the Consolidated Statements of Cash Flows.
7. Goodwill and Other Intangible Assets
The gross carrying amount and accumulated impairments of goodwill consist of the following as of December 31:

2010				2009
Gross Carrying Amount	Accumulated Impairments	Accumulated Foreign Currency Translation	Net Book Value	Gross Carrying Amount	Accumulated Impairments	Accumulated Foreign Currency Translation	Net Book Value
$106	$(5)	$13	$114	$106	$(5)	$17	$118

The changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 are as follows:

Total
Goodwill balance at December 31, 2008	$110
Purchase accounting adjustments	1
Foreign currency translation	7
Goodwill balance at December 31, 2009	$118
Foreign currency translation	(4)
Goodwill balance at December 31, 2010	$114
Goodwill impairment charges for the year ended December 31, 2008 of $5 were recognized in the Coatings reporting unit as a result of the continued weakness in the housing and construction markets and competitive pressures in this reporting unit resulting in lower future reporting unit earnings and cash flows than previously projected. The amount of the charge was determined using a probability weighted market approach using EBITDA multiples and an income approach using discounted cash flows. The entire goodwill balance in the Coatings reporting unit has been impaired as the implied fair value of the reporting units' goodwill was zero.
The Company’s intangible assets with identifiable useful lives consist of the following as of December 31:

	2010			2009
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets:
Patents and technology	$65	$(22)	$43	$65	$(13)	$52
Customer lists and contracts	78	(26)	52	82	(21)	61
Other	19	(2)	17	19	—	19
	$162	$(50)	$112	$166	$(34)	$132
The impact of foreign currency translation on intangible assets is included in accumulated amortization.
During the year ended December 31, 2008, the Company recorded an $8 charge for the impairment of tradenames from which cash flows are no longer generated. This amount is included in Other operating expense, net on the Consolidated Statements of Operations.
Total intangible amortization expense for the years ended December 31, 2010, 2009 and 2008 was $12, $14 and $15, respectively.
Estimated annual intangible amortization expense for 2011 through 2015 is as follows:

2011	$11
2012	10
2013	10
2014	10
2015	10

8. Financial Instruments and Fair Value Disclosures
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

•	Level 3: Unobservable inputs, for example, inputs derived through extrapolation or interpolation that cannot be corroborated by observable market data.

Recurring Fair Value Measurements
Following is a summary of assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
December 31, 2010
Derivative liabilities	$—	$(3)	$—	$(3)
December 31, 2009
Derivative liabilities	$—	$(6)	$—	$(6)
Non-recurring Fair Value Measurements
Following is a summary of losses as a result of the Company measuring assets at fair value on a non-recurring basis during the year ended December 31, 2009:

Year ended December 31, 2009
Long-lived assets held and used	$(9)
Long-lived assets held for sale	(1)
Long-lived assets held for disposal/abandonment	(1)
Total	$(11)
As part of the Company’s productivity initiatives, the Company decided to indefinitely idle certain production lines. Long-lived assets with a carrying value of $18 were written down to fair value of $7, resulting in an impairment charge of $11 for the year ended December 31, 2009. These long-lived assets were valued based on appraisals from third parties or using discounted cash flow analysis based on assumptions that market participants would use. Key inputs in the model included projected revenues and manufacturing costs associated with these long-lived assets.
Derivative Financial Instruments
The following table summarizes the Company’s derivative financial instruments as of December 31, which are recorded as Other current liabilities in the Consolidated Balance Sheets:

	2010				2009
	Average Days to Maturity	Average Contract Rate	Notional Amount	Fair Value Asset (Liability)	Average Days to Maturity	Average Contract Rate	Notional Amount	Fair Value Asset (Liability)
Foriegn Exchange and Interest Rate Swaps
Cross-currency and Interest Rate Swap	273	1.2038	$25	$(3)	638	1.2038	$25	$(5)
Interest Rate Swap
Australia Multi-Currency Term	364	—	22	—	729	—	23	(1)
Total				$(3)				$(6)

The following table summarizes gains and losses recognized on the Company's derivative financial instruments:

	Amount of Gain (Loss) Recognized in Income for the year ended December 31:			Location of Gain (Loss) Recognized in Income on Derivative
	2010	2009	2008
Foreign Exchange and Interest Rate Swaps
Cross-Currency and Interest Rate Swap	$2	$(1)	$26	Other non-operating expense, net
Interest Rate Swap
Interest swap – Australia Multi-Currency Term	—	—	(2)	Other non-operating expense, net
Total	$2	$(1)	$24

Foreign Exchange and Interest Rate Swap
The Company periodically enters into forward and option contracts to buy and sell foreign currencies to reduce foreign exchange exposure and protect the U.S. dollar value of such transactions to the extent of the amount under contract. The counter-parties to the Company's forward contracts are financial institutions with investment grade ratings. The Company does not apply hedge accounting to these derivative instruments.
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
In 2005, the Company entered into a three-year $289 cross-currency and interest rate swap agreement structured for a subsidiary's $290 U.S. dollar denominated floating rate term loan. The swap was designed to offset balance sheet and interest rate exposures and cash flow variability associated with the exchange rate fluctuations on the term loan. The euro to U.S. dollar exchange rate under the swap agreement was 1.2038. The Company paid a variable rate equal to Euribor plus 271 basis points. The Company received a variable rate equal to the U.S. dollar LIBOR plus 250 basis points. In 2008, the Company paid $29 to settle a portion of its cross-currency and interest rate swaps, which matured in 2008.
The remaining portion of the cross-currency and interest rate swap was renegotiated and amended with the respective counterparties, effective September 30, 2008, in order to offset the ongoing balance sheet and interest rate exposures and cash flow variability associated with the exchange rate fluctuations of a subsidiary's U.S. dollar denominated floating rate term loan. The amended swap agreement requires the Company to sell euros in exchange for U.S. dollars at a rate of 1.2038. The Company also will pay a variable rate equal to Euribor plus 390 basis points and will receive a variable rate equal to the U.S. dollar LIBOR plus 250 basis points. The amount the Company receives under this agreement is approximately equal to the subsidiary's interest rate on its $290 term loan. This amended swap agreement has an initial notional amount of $25 that amortizes quarterly on a straight line basis to $24, prior to maturing on September 30, 2011. The Company paid a weighted average interest rate of 4.6% and 5.5% and received a weighted average interest rate of 2.8% and 3.4% on these amended swap agreements in 2010 and 2009, respectively.
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
Commodity Contracts
The Company hedges a portion of its natural gas purchases for certain manufacturing plants. The Company enters into fixed price forward contracts for the purchase of natural gas to offset the risk associated with increases in the prices of the underlying commodities. The Company does not apply hedge accounting to these derivative instruments.

Non-derivative Financial Instruments
The following table includes the carrying amount and fair value of the Company's non-derivative financial instruments as of December 31:

	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt	$706	$696	$763	$686

Fair values of debt are determined from quoted, observable market prices, where available, based on other similar financial instruments, or based upon interest rates that are currently available to the Company for the issuance of debt with similar terms and maturities. The carrying amounts of cash and cash equivalents, accounts receivable, accounts and drafts payable and other accrued liabilities are considered reasonable estimates of their fair values due to the short-term maturity of these financial instruments

9. Debt and Lease Obligations
Debt outstanding at December 31 follows:

	2010		2009
	Long Term	Due Within One Year	Long Term	Due Within One Year
MSC Senior Secured Credit Facilities:
Revolving facility due 2011 at 3.0% at December 31, 2009	$—	$—	$36	$—
Floating rate term loans due 2013 at 2.7% and 2.6% at December 31, 2010 and 2009, respectively	189	1	574	6
Floating rate term loans due 2015 at 4.1% at December 31, 2010	373	5	—	—
Other Borrowings:
Australia Multi-Currency Term / Working Capital Facility due 2012 at 4.5% and 4.1% at December 31, 2010 and 2009, respectively	38	10	44	9
Brazilian bank loans, various maturities through 2017, variable interest, 9.8% and 10.6% at December 31, 2010 and 2009, respectively	33	37	30	35
Capital Leases and Other	16	3	17	4
Secured borrowings (See Note 6)	—	1	—	8
Total debt	$649	$57	$701	$62
2010 Refinancing Activities
January Refinancing Transaction
In late December 2009 and January 2010, MSC renewed its revolving facility commitments from lenders under the Senior Secured Credit Facility, which will take effect upon the May 31, 2011 maturity of the existing revolving facility commitments. Under the new commitments, the Company's European subsidiaries are able to borrow an aggregate maximum of $111, while the Company's Canadian operating subsidiary may borrow a maximum of $45. The new commitments will mature 91 days prior to the May 5, 2013 maturity date of the term loans under the Senior Secured Credit Facility. The new revolving loans, which cannot be drawn until the existing revolving credit facility matures, will bear interest at a rate of LIBOR plus 4.50%. The extension also includes a 2.00% ticking fee to be paid quarterly on committed amounts until the revolver facility is effective. The terms and conditions of MSC's existing revolving credit facility will remain in effect, and are unaltered by the new extension, including but not limited to the interest rate.

In January 2010, MSC amended its Senior Secured Credit Facilities. Under the amendment and restatement, MSC extended the maturity of approximately $957 of its term loans from May 5, 2013 to May 5, 2015 and increased the interest rate with respect to such term loans from LIBOR plus 2.25% to LIBOR plus 3.75%. MSC B.V. is a party to approximately $382 of the extended maturity term loans.

The interest rates for term loans to MSC under the amended Senior Secured Credit Facilities are based on, at MSC's option, (a) adjusted LIBOR plus 2.25% for term loans maturing 2013 and 3.75% for term loans maturing 2015 or (b) the higher of (i) JPMorgan Chase Bank, N.A.'s (JPMCB) prime rate or (ii) the Federal Funds Rate plus 0.50%, in each case plus 0.75% for term loans maturing 2013 and 2.25% for term loans maturing 2015. Interest rates for term loans to MSC B.V. are at the Company's option; (a) EURO LIBOR plus 2.25% for term loans maturing 2013 or 3.75% for term loans maturing 2015 or (b) the rate quoted by JPMCB as its base rate for those loans plus 0.75% for term loans maturing 2013 and 2.25% for term loans maturing 2015.

Senior Secured Credit Facilities of MSC
Certain of the Company's subsidiaries, MSC B.V., MSC Canada and MSC's UK subsidiary, are eligible to participate in MSC's amended Senior Secured Credit Facilities.
Under MSC's amended five-year $225 revolving facility, MSC B.V. is able to borrow an aggregate maximum of $125, while MSC Canada may borrow a maximum of $50. As of December 31, 2009, the Company had $36 outstanding under the MSC revolving facilities.
Under MSC's amended seven-year $2,300 term loan facility, MSC B.V. is party to approximately $580 in term loans. The interest rates for term loans to MSC under the amended Senior Secured Credit Facilities are based on, at MSC's option, (a) adjusted LIBOR plus 2.25% or (b) the higher of (i) JPMorgan Chase Bank, N.A.'s (JPMCB) prime rate or (ii) the Federal Funds Rate plus 0.50%, in each case plus 0.75%.
In addition, the terms of MSC's amended Senior Secured Credit Facilities include a seven-year $50 synthetic letter of credit facility (“LOC”). The amended Senior Secured Credit Facilities also have commitment fees (other than with respect to the LOC) equal to 0.50% per year of the unused line plus a fronting fee of 0.25% of the aggregate face amount of outstanding letters of credit. The LOC has a commitment fee of 0.10% per year.
The amended Senior Secured Credit Facilities of MSC are collateralized by substantially all the assets of MSC, including the Company, subject to certain exceptions. Cross collateral guarantees exist whereby MSC is a guarantor of the Company's borrowings under the amended Senior Secured Credit Facilities; while the Company's subsidiaries guarantee against any default by MSC. The amended Senior Secured Credit Facilities contain, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of a certain financial ratio. Payment of borrowings under the amended Senior Secured Credit Facilities may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of representation or warranty, covenant defaults, events of bankruptcy and a change of control. In addition, the Senior Secured Credit Facilities of MSC contain cross-acceleration and cross default provisions. Accordingly, certain foreign borrowing defaults under other debt agreements could result in certain of the Company's outstanding debt becoming immediately due and payable. As of December 31, 2010, the Company was in compliance with all terms of its outstanding indebtedness. In addition, MSC was in compliance with all terms under its Senior Secured Credit Facility.
Other Borrowings
The Australian Multi-Currency Term / Working Capital Facility is a five year facility maturing in January 2012. Interest rates for the facility are equal to the 90 day Australian or New Zealand Bank Bill Rates plus an applicable margin. The interest rate on approximately $30 of this facility is effectively fixed at a rate of 6.6% through the use of interest rate swap agreements.
The Brazilian bank loans represent various bank loans primarily for working capital purposes and to finance plant expansions.
In addition to available borrowings under the amended Senior Secured Credit Facilities, the Company has available borrowings under various international credit facilities. At December 31, 2010, under these international credit facilities the Company had $71 available to fund working capital needs and capital expenditures. While these facilities are primarily unsecured, portions of the lines are collateralized by equipment and cash and short term investments at December 31, 2010.
Aggregate maturities of total non-affiliated debt and minimum annual rentals under operating leases at December 31, 2010, for the Company are as follows:

Year	Non-affiliated Debt	Minimum Rentals Under Operating Leases
2011	$57	$9
2012	53	7
2013	201	6
2014	10	5
2015	374	5
2016 and beyond	11	16
	$706	$48
The Company’s operating leases consist primarily of vehicle, equipment and land and buildings. Rental expense amounted to $10 for the years ended December 31, 2010, 2009 and 2008, respectively.

10. Affiliated Financing

The following table summarizes the Company's outstanding loans receivable and loans payable with related parties as of December 31:

	2010			2009
	Long Term	Due Within One Year	Interest expense (income)	Long Term	Due Within One Year	Interest expense (income)
Affiliated debt payable:
Loan payable to MSC due 2010 at 7.5% at December 31, 2009	$—	$—	$5	$165	$—	$6
Loan payable to MSC due 2020 at 9.0% at December 31, 2010	340	—	1	—	—	—
Loan payable due to Hexion NSF due 2018 at 10% and 10.8% at December 31, 2010 and 2009, respectively	102	—	54	509	—	50
Other loans due to MSC and affiliates at 4.68% and 4.76% at December 31, 2010 and 2009, respectively	304	79	6	97	92	8
Total affiliated debt payable	$746	$79	$66	$771	$92	$64

Affiliated debt receivable:
Loan receivable from MSC due 2011 at a weighted average interest rate of 3.8% at December 31, 2009	$—	$—	$(12)	$793	$—	$(40)
Loan receivable from MSC due 2012 at 3.9%	64	—	(4)	133	—	(6)
Other loans due from MSC and affiliates at 4.1% and at 5.2% December 31, 2010 and 2009, respectively	43	33	(3)	47	24	(2)
Total affiliated debt receivable	$107	$33	(19)	$973	$24	(48)

Transactions associated with the formation of CO-OP

In conjunction with the formation of CO-OP, the Company purchased from MSC 100% of its shares in MSC Holding B.V., in exchange for CO-OP assuming a note payable from MSC to MSC B.V. (the "Note"). Approximately $793 and $69 of amounts due from MSC and loans payable of $165 due to MSC were assigned and effectively settled upon CO-OP assuming the Note from MSC to MSC B.V. The face value of the note payable assumed is equivalent to the fair value of MSC Holding B.V. and its consolidated subsidiaries and was in excess of the historical carrying value of the assets. As such, the Company's acquisition of the shares in MSC Holding B.V. and the excess by which the note payable assumed exceeded the carrying value of the shares in MSC Holding B.V. have been recorded as a distribution to its parent and reflected as a reduction to Paid-in deficit in the Statement of Shareholder's Deficit. Approximately $466 of the loans payable assumed by CO-OP as a result of the formation of CO-OP represent amounts that were reported as a reduction of equity as of December 31, 2009 as further described in the discussion on balance sheet classification below.
MSC Canada has outstanding balances of CDN $102, or $102, at December 31, 2010 and CDN $532, or $509, at December 31, 2009 due to MSC's subsidiary, Hexion Nova Scotia Finance, ULC (“Hexion NSF”) related to the acquisition of certain international subsidiaries from MSC and the acquisition of Bakelite Aktiengesellschaft. In conjunction with the issuance of this note, MSC entered into a common share forward subscription agreement with Momentive Canada requiring MSC to subscribe to shares of MSC Canada stock ("Stock Subscription Agreement").
In November 2010, in conjunction with Hexion NSF's refinancing of its second priority senior secured fixed notes, the Company and Hexion NSF agreed to amend the interest rate from 10.8% to 10% and extend the maturity date to November 15, 2020. As consideration, Hexion NSF billed the Company $18, which has been included in Other non-operating expense, net in the Consolidated Statement of Operations.
In conjunction with CO-OP's acquisition of NBC Germany, CO-OP issued a note payable to MSC Canada of 254€, or $340, at December 31, 2010. In turn, MSC Canada assigned this note to Hexion NSF in partial settlement of its note payable to Hexion NSF. Interest expense related to this note totaled $1 for the year ended December 31, 2010. This partial settlement triggered the requirement of MSC to subscribe to shares in MSC Canada under the Stock Subscription Agreement, which was subsequently waived by MSC Canada.
Balance sheet classification
Of the outstanding loans receivable as of December 31, 2010 and 2009, $87 and $549, respectively, represent amounts receivable from MSC that are not expected to be repaid for the foreseeable future. As MSC is the Company's parent, these amounts have been recorded as a reduction of equity in the Consolidated Balance Sheets. The remaining outstanding balances are included within Affiliated debt payable due within one year and Affiliated long-term debt within the Consolidated Balance Sheets.
The total outstanding loan balances are included within Affiliated debt payable within one year and Affiliate long-term debt within the Consolidated Balance Sheets.

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
Indemnities related to the pre-closing operations of sold assets normally do not represent additional liabilities to the Company, but simply serve to protect the buyer from potential liability associated with the Company’s existing obligations at the time of sale. As with any liability, the Company has accrued for those pre-closing obligations that it considers probable and reasonably estimable. The amounts recorded at December 31, 2010 and 2009 are not significant.
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

12. Commitments and Contingencies
Environmental Matters
The Company's operations involve the use, handling, processing, storage, transportation and disposal of hazardous materials. The Company is subject to extensive environmental regulation and is therefore exposed to the risk of claims for environmental remediation or restoration. In addition, violations of environmental laws or permits may result in restrictions being imposed on operating activities, substantial fines, penalties, damages or other costs, any of which could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.
The following table summarizes all probable environmental remediation, indemnification and restoration liabilities, including related legal expenses, at December 31, 2010 and 2009.

	Number of Sites		Liability		Range of Reasonably Possible Costs
Site Description	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009	Low	High
Currently-owned	10	11	$5	$7	$3	$8
Formerly-owned:
Remediation	1	1	—	—	—	—
Monitoring only	2	2	—	—	—	1
	13	14	$5	$7	$3	$9

These amounts include estimates for unasserted claims that the Company believes are probable of loss and reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of a range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. At December 31, 2010 and 2009, $5 and $7, respectively, has been included in Other current liabilities in the Consolidated Balance Sheets with the remaining amount included in Other long-term liabilities.
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

Non-Environmental Legal Matters
The Company is involved in various product liability, commercial and employment litigation, personal injury, property damage and other legal proceedings that are considered to be in the ordinary course of business. The Company has reserves of $6 at December 31, 2010 and 2009 for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable. The following legal claim is not in the ordinary course of business:
Brazil Tax Claim—In 1992, the State of Sao Paulo Administrative Tax Bureau issued an assessment against the Company’s Brazilian subsidiary claiming that excise taxes were owed on certain intercompany loans made for centralized cash management purposes. These loans were characterized by the Tax Bureau as intercompany sales. Since that time, management and the Tax Bureau have held discussions and the subsidiary filed an administrative appeal seeking cancellation of the assessment. The Administrative Court upheld the assessment in December 2001. In 2002, the subsidiary filed a second appeal with the highest-level Administrative Court, again seeking cancellation of the assessment. In February 2007, the highest-level Administrative Court upheld the assessment. The Company requested a review of this decision. On April 23, 2008, the Brazilian Administrative Tax Tribunal issued its final decision upholding the assessment against the subsidiary. The Company filed an Annulment action in the Brazilian Judicial Courts in May 2008 along with a request for an injunction to suspend the tax collection. The injunction was denied but the Annulment action is being pursued. The Company has pledged certain properties and assets in Brazil during the pendency of the Annulment action in lieu of paying the assessment. In September 2010, in the Company's favor, the Court adopted its appointed expert's report finding that the transactions in question were intercompany loans. Sao Paulo has mandatory appeal rights but the Court's decision based on the facts is likely to be upheld and therefore, the Company does not believe a loss contingency is probable. At December 31, 2010 the amount of the assessment, including tax, penalties, monetary correction and interest, is 66 Brazilian reais, or approximately $40.
Environmental Institution of Paraná IAP—On August 25, 2009, Governo Do Paraná and the Environmental Institution of Paraná IAP, an environmental agency of the Brazilian government, provided Momentive Quimica Industria, our Brazilian subsidiary, with notice of a potential fine of up to $11 in connection with alleged environmental damages to the Port of Paranagua caused in November 2004 by an oil spill from a shipping vessel carrying methanol purchased by MSC. The investigation as to the cause of the accident has not been finalized. In early October 2009, MSC was granted an injunction precluding the imposition of any fines or penalties by the Paraná IAP. In November 2010, the Court lifted its injunction; however, the Company appealed in order to preclude the IAP from levying any fines or penalties. The Company continues to believe it has a strong defense and does not believe a loss contingency is probable. At December 31, 2010, the amount of the assessment, including tax, penalties, monetary correction and interest, is 22 Brazilian reais, or approximately $13.
Other Commitments and Contingencies
The Company entered into contractual agreements with third parties for the supply of site services, utilities, materials and facilities and for operation and maintenance services necessary to operate certain of the Company's facilities on a stand-alone basis. The duration of the contracts range from less than one year to 20 years, depending on the nature of services. These contracts may be terminated by either party under certain conditions as provided for in the respective agreements; generally, 90 days notice is required for short-term contracts and three years notice is required for longer-term contracts (generally those contracts in excess of five years). Contractual pricing generally includes a fixed and variable component.

In addition, the Company entered into contractual agreements with third parties to purchase feedstocks or other services. The terms of these agreements vary from one to ten years and may be extended at the Company's request and are cancelable by either party as provided for in each agreement. Feedstock prices are based on market prices less negotiated volume discounts or cost input formulas.

The Company is required to make minimum annual payments under these contracts as follows:

Year	Minimum Annual Purchase Commitments
2011	$178
2012	114
2013	95
2014	32
2015	17
2016 and beyond	87
Total minimum payments	523
Less: Amount representing interest	(57)
Present value of minimum payments	$466

13. Pension and Non-Pension Postretirement Benefit Plans
Certain of the Company's subsidiaries sponsor defined benefit pension plans covering certain employees primarily in Canada, Netherlands, Germany, France, Belgium and Malaysia. Depending on the plan, benefits are based on eligible compensation and/or years of credited service. The Company also sponsors defined contribution plans in some locations. Non-pension postretirement benefit plans are also provided to employees in Canada and to certain employees in the Netherlands. The Canadian plan provides retirees and their dependents with medical and life insurance benefits, which are supplemental benefits to the respective provincial healthcare plan in Canada. The Netherlands' plan provides a lump sum payment at retirement.
The following table presents the change in benefit obligation, change in plan assets and components of funded status for the Company’s defined benefit pension and non-pension postretirement benefit plans for the years ended December 31:

	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
Change in Benefit Obligation
Benefit obligation at beginning of year	$308	$282	$5	$4
Service cost	8	8	—	—
Interest cost	15	16	—	—
Actuarial losses (gains)	3	—	1	—
Foreign currency exchange rate changes	(19)	10	—	1
Benefits paid	(8)	(8)	—	—
Plan curtailments/settlements	—	(1)	—	—
Employee contributions	1	1	—	—
Transfers in	—	—	—	—
Benefit obligation at end of year	308	308	6	5
Change in Plan Assets
Fair value of plan assets at beginning of year	189	162	—	—
Actual return on plan assets	14	7	—	—
Employer contribution	17	21	—	—
Foreign currency exchange rate changes	(12)	6	—	—
Benefits paid	(8)	(8)	—	—
Employee contributions	1	1	—	—
Transfers in	—	—	—	—
Fair value of plan assets at end of year	201	189	—	—
Funded status of the plan at end of year	$(107)	$(119)	$(6)	$(5)

The foreign currency impact reflected in these rollforward tables are for changes in the euro and Canadian dollar versus the U.S. dollar.

	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
Amounts recognized in the Consolidated Balance Sheets at December 31 consist of:
Noncurrent assets	$15	$6	$—	$—
Other current liabilities	(4)	(4)	—	—
Long-term pension obligations	(118)	(121)	(6)	(5)
Accumulated other comprehensive (income) loss	16	16	(2)	(2)
Net amounts recognized	$(91)	$(103)	$(8)	$(7)
Amounts recognized in Accumulated other comprehensive loss at December 31 consist of:
Net actuarial (gain) loss	$12	$11	$(1)	$(2)
Net prior service cost (benefit)	6	7	(1)	(1)
Deferred income taxes	(2)	(2)	—	1
Net amounts recognized	$16	$16	$(2)	$(2)
Accumulated benefit obligation	$293	$295
Accumulated benefit obligation for funded plans	$181	$179
Pension plans with underfunded or non-funded accumulated benefit obligations at December 31:
Aggregate projected benefit obligation	$129	$131
Aggregate accumulated benefit obligation	123	125
Aggregate fair value of plan assets	8	7
Pension plans with projected benefit obligations in excess of plan assets at December 31:
Aggregate projected benefit obligation	$135	$137
Aggregate fair value of plan assets	$13	$12

Following are the components of net pension and postretirement expense (benefit) recognized by the Company for the years ended December 31:

	Pension Benefits			Postretirement benefits
	2010	2009	2008	2010	2009	2008
Service cost	$8	$8	$8	$—	$—	$—
Interest cost on projected benefit obligation	15	16	16	—	—	—
Expected return on assets	(11)	(10)	(9)	—	—	—
Amortization of prior service cost	1	1	1	—	—	—
Recognized actuarial gain	—	(1)	—	—	—	(1)
Curtailment loss	—	1	—	—	—	—
Settlement gain	—	—	—	—	(1)	—
Net expense	$13	$15	$16	$—	$(1)	$(1)

The curtailment loss recognized on pension benefits during the year ended December 31, 2009 related to the impact of planned workforce reductions on a pension plan in the Netherlands. The settlement gain recognized during the year ended December 31, 2009 for postretirement plans resulted from lump sum payments made under the Company's plan offered to certain associates in the Netherlands.
The following amounts were recognized in other comprehensive income during the year ended December 31, 2010:

	Pension Benefits	Postretirement Benefits	Total
Net actuarial losses arising during the year	$1	$1	$2
Amortization of prior service (cost) benefit	(1)	—	(1)
Amortization of net gains	—	—	—
Loss recognized in other comprehensive income	—	1	1
Deferred income taxes	—	(1)	(1)
Loss recognized in other comprehensive income, net of tax	$—	$—	$—

The amounts in Accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows:

	Pension Benefits	Postretirement Benefits	Total
Prior service cost	$1	$—	$1
Net actuarial gain	—	—	—
Determination of actuarial assumptions
The Company's actuarial assumptions are determined separately for each plan, taking into account the demographics of the population, the target asset allocations for funded plans, regional economic trends, statutory requirements and other factors that could impact the benefit obligation and plan assets. For the European plans, these assumptions are set by country, as the plans within these countries have similar demographics, and are impacted by the same regional economic trends and statutory requirements.
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
The weighted average rates used to determine the benefit obligations were as follows at December 31:

	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
Discount rate	5.5%	5.5%	5.6%	6.3%
Rate of increase in future compensation levels	3.3%	3.3%	—	—
The weighted average assumed health care cost trend rates are as follows at December 31:
Health care cost trend rate assumed for next year	—	—	7.2%	7.4%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	—	—	4.5%	4.4%
Year that the rate reaches the ultimate trend rate	—	—	2030	2029

The weighted average rates used to determine net periodic pension and postretirement expense were as follows for the years ended December 31:

	Pension Benefits			Postretirement Benefits
	2010	2009	2008	2010	2009	2008
Discount rate	5.5%	5.8%	5.5%	6.3%	7.1%	5.5%
Rate of increase in future compensation levels	3.3%	3.3%	3.3%
Expected long-term rate of return on plan assets	5.8%	5.8%	5.8%
A one-percentage-point change in the assumed health care cost trend rates would change the projected benefit obligation for postretirement benefits by $1 and service cost and interest cost by a negligible amount.
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
The Company observes local regulations and customs regarding its European pension plans in determining asset allocations, which generally require a blended weight leaning toward more fixed income securities, including government bonds.

	Actual		Target
	2010	2009	2011
Weighted average allocations of European pension plan assets at December 31:
Equity securities	14%	13%	21%
Debt securities	82%	87%	79%
Cash, short-term investments and other	4%	—	—
	100%	100%	100%
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

•	Level 3: Unobservable inputs, for example, inputs derived through extrapolation or interpolation that cannot be corroborated by observable market data.

The following table presents pension plan investments measured at fair value on a recurring basis as of December 31, 2010 and 2009:

	Fair Value Measurements Using
	2010				2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
U.S. equity(a)	$—	$19	$—	$19	$—	$9	$—	$9
European equity(a)	—	—	—	—	—	7	—	7
Other international equity(a)	—	5	—	5	—	5	—	5
Debt securities/fixed income(a)	—	106	—	106	—	111	—	111
Liability driven investments(b)(d)	—	56	—	56	—	45	—	45
Balanced pooled funds(a)(e)	—	8	—	8	—	7	—	7
Pooled insurance products w/ fixed income guarantee(a)	—	5	—	5	—	5	—	5
Cash, money market and other(c)	—	2	—	2	—	—	—	—
Total	$—	$201	$—	$201	$—	$189	$—	$189

(a)	Level 2 equity securities in pooled asset funds and are valued based on underlying net asset value multiplied by the number of shares held.

(b)
Level 2 fixed income securities are valued using a market approach that includes various valuation techniques and sources, primarily using matrix/market corroborated pricing based on observable inputs including yield curves and indices.

(c)
Cash, money market and other securities include mutual funds, certificates of deposit and other short-term cash investments for which the share price is $1 or book value is assumed to equal fair value due to the short duration of the investment term.

(d)
Liability driven investments consist of a series of funds designed to provide returns matched to expected future cash flows, and include approximately 70% investments in fixed income securities targeting returns in line with 3-month euribor in the medium term, and 30% swaps, with an underlying portfolio of bonds and cash to counterbalance changes in the value of the swaps.

(e)	The fund provides a mix of approximately 60% equity and 40% fixed income securities that achieves the target asset mix for the plan.

Projections of Plan Contributions and Benefit Payments
The Company expects to make contributions totaling $11 to its defined benefit pension plans in 2011.
Estimated future plan benefit payments as of December 31, 2010 are as follows:

	Pension Benefits	Postretirement Benefits
2011	$8	$—
2012	9	—
2013	9	1
2014	11	—
2015	11	1
2016 to 2020	72	2
Defined Contribution and Other Plans
The Company sponsors a number of defined contribution plans for its employees in various countries. For most plans, employee contributions are voluntary, and the Company provides contributions ranging from 2% to 10%. Total charges to operations for matching contributions under these plans were $3, $3 and $4 for the years ended December 31, 2010, 2009 and 2008, respectively.
The Company's German subsidiaries offer a government subsidized early retirement program to eligible employees called an Altersteilzeit Plan. The German government provides a subsidy in certain cases where the participant is replaced with a qualifying candidate. This subsidy has been discontinued for employees electing participation in the program after December 31, 2009. The Company has liabilities for these arrangements totaling $7 and $4 for the years ended December 31, 2010 and 2009, respectively. The Company incurred expense for these plans for the years ended December 31, 2010, 2009 and 2008 of $4, $1 and $2, respectively.
Also included in the Consolidated Balance Sheets at December 31, 2010 and 2009 are other post-employment benefit obligations primarily relating to liabilities for jubilee benefit plans offered to certain European employees of $4 and $4, respectively.

14. Shareholder’s (Deficit) Equity
Shareholder's equity reflects the common equity of the Company with all of the common equity of its subsidiaries eliminated, except for the equity of Hexion Argentina, representing MSC's 20% interest; MSC Malaysia, representing MSC's 34% interest; Borden Argentina, representing MSC's 5% interest and Nimbus, representing MSC's interest as of December 31, 2010 and 2009.
The Company's acquisition of the shares in MSC Holding B.V. and the excess by which the note payable assumed exceeded the carrying value of the shares in MSC Holding B.V. have been recorded as a distribution to its parent and reflected as a $697 reduction to Paid-in capital in the Statement of Shareholder's Deficit.

The Company incurred a loss of $78 associated with the termination of a foreign exchange gain/loss guarantee agreement with its parent attributable to the period from January 1, 2010 until the inception of the agreement in December 2010. This amount has been recorded as a deemed distribution to MSC.

15. Income Taxes
Income tax expense (benefit) for the CO-OP for the years ended December 31 is as follows:

	2010	2009	2008
Current
Federal and provincial	$22	$(4)	$(11)
Foreign	9	—	19
Total current	31	(4)	8
Deferred
Federal and provincial	(17)	(4)	1
Foreign	—	(8)	(14)
Total deferred	(17)	(12)	(13)
Income tax expense (benefit)	$14	$(16)	$(5)
A reconciliation of the CO-OP’s combined differences between income taxes computed at the Dutch federal statutory tax rate of 25.5% and provisions for income taxes for the years ended December 31 are as follows:

	2010	2009	2008
Income taxes computed at federal statutory tax rate	$(8)	$(12)	$(51)
Foreign rate differentials	(12)	(7)	2
Losses and other expenses not deductible for tax	23	6	40
Increase in the taxes due to changes in valuation allowance	11	2	4
Additional tax benefit on foreign unrepatriated earnings	1	—	—
Changes in enacted tax rates	(1)	—	—
Adjustment of prior estimates and other	—	(5)	—
Income tax expense (benefit)	$14	$(16)	$(5)
The domestic and foreign components of CO-OP's income (loss) before income taxes for the years ended December 31 is as follows:

	2010	2009	2008
Domestic	$(70)	$(51)	$(192)
Foreign	39	5	(7)
	$(31)	$(46)	$(199)

The tax effects of the Company’s significant temporary differences and net operating loss and credit carryforwards which comprise the deferred tax assets and liabilities at December 31, 2010 and 2009, are as follows:

	2010	2009
Assets
Non-pension post-employement	$1	$1
Accrued and other expenses	14	26
Net operating loss and credit carryforwards	43	36
Pension liabilities	7	9
Gross deferred tax assets	65	72
Valuation allowance	(36)	(22)
Net deferred tax asset	29	50
Liabilities
Property, plant and equipment	(75)	(93)
Unrepatriated earnings of foreign subsidiaries	(33)	(33)
Intangibles	(1)	(17)
Gross deferred tax liabilities	(109)	(143)
Net deferred tax liability	$(80)	$(93)

The following table summarizes the presentation of the net deferred tax liability on the CO-OP's balance sheets at December 31:

Assets	2010	2009
Current deferred income taxes (Other current assets)	$17	$11
Long-term deferred income taxes (Other assets)	6	16
Liabilities
Current deferred income taxes (Other current liabilites)	—	(4)
Long-term deferred income taxes	(103)	(116)
Net deferred tax liability	$(80)	$(93)
CO-OP's deferred tax assets primarily include domestic and foreign net operating loss carryforwards. As of December 31, 2010, the domestic net operating loss carryforwards available are $48, which expire starting 2018. The foreign net operating loss carryforwards available are $110, related primarily to France, Germany, and the U.K. These net operating loss carryforwards have an unlimited carryover and do not expire. A valuation allowance of $36 has been provided against these foreign attributes.
CO-OP is no longer subject to federal examinations in the Netherlands for years before December 31, 2007. CO-OP conducts business globally and, as a result, certain of its subsidiaries file income tax returns in various foreign jurisdictions. In the normal course of business, CO-OP is subject to examinations by taxing authorities throughout the world, including major jurisdictions such as Australia, Brazil, Canada, Germany, Italy, Korea, and the U.K.

CO-OP continuously reviews issues that are raised from ongoing examinations and open tax years to evaluate the adequacy of its liabilities. As the various taxing authorities continue with their audit/examination programs, CO-OP will adjust its reserves accordingly to reflect these settlements
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009
Balance at beginning of year	$42	$45
Additions based on tax positions related to the current year	23	1
Additions for tax positions of prior years	1	2
Reductions for tax positions of prior years	—	(6)
Balance at end of year	$66	$42
During the year ended December 31, 2010, the company increased its amount of unrecognized tax benefits by $24 for various intercompany transactions related to current year tax positions and prior year changes in estimates. CO-OP did not recognize any interest or penalties for the years ended December 31, 2010 and 2009. CO-OP does not have any interest and penalties accrued at December 31, 2010 and 2009, respectively.
$66 of unrecognized tax benefits, if recognized, would affect the effective tax rate. CO-OP anticipates recognizing up to $38 of the total amount of the unrecognized tax benefits within the next 12 months as a result of negotiations with domestic and foreign jurisdictions.

Report of Independent Registered Public Accounting Firm
To the Board of Managers of
Momentive International Holdings Cooperatief U.A.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholder's equity and comprehensive loss and of cash flows present fairly, in all material respects, the financial position of Momentive International Holdings Cooperatief U.A. and its subsidiaries (the Company) at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 5 to the financial statements, the Company has entered into significant transactions with Momentive Specialty Chemicals Inc. Due to the significance of the related party transactions, the accompanying financial statements may not be indicative of the operating results and cash flows of the Company had it operated as a standalone entity.

PricewaterhouseCoopers LLP
Columbus, Ohio
February 28, 2011