Form 10-Q
period 2011-03-31
MOMENTIVE SPECIALTY CHEMICALS INC.
filed 2011-05-13
CIK 13239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on May 1, 2011: 82,556,847

MOMENTIVE SPECIALTY CHEMICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
MOMENTIVE SPECIALTY CHEMICALS INC. (Unaudited)

	Three Months Ended March 31,
(In millions)	2011	2010
Net sales	$1,359	$1,097
Cost of sales	1,146	958
Gross profit	213	139
Selling, general and administrative expense	88	76
Other operating expense, net	5	—
Operating income	120	63
Interest expense, net	64	63
Other non-operating (income) expense, net	(2)	8
Income (loss) from continuing operations before income tax and earnings from unconsolidated entities	58	(8)
Income tax expense	3	4
Income (loss) from continuing operations before earnings from unconsolidated entities	55	(12)
Earnings from unconsolidated entities, net of taxes	3	2
Net income (loss) from continuing operations	58	(10)
Net income from discontinued operations, net of taxes	5	3
Net income (loss)	$63	$(7)
Comprehensive income (loss) attributable to Momentive Specialty Chemicals Inc.	$93	$(33)
See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
MOMENTIVE SPECIALTY CHEMICALS INC. (Unaudited)

(In millions, except share data)	March 31, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents (including restricted cash of $4 and $6, respectively)	$106	$186
Short-term investments	6	6
Accounts receivable (net of allowance for doubtful accounts of $27 and $25, respectively)	833	547
Inventories:
Finished and in-process goods	365	279
Raw materials and supplies	138	117
Other current assets	91	80
Discontinued operations	—	180
Total current assets	1,539	1,395
Other assets, net	166	153
Property and equipment
Land	84	80
Buildings	319	305
Machinery and equipment	2,345	2,268
	2,748	2,653
Less accumulated depreciation	(1,434)	(1,365)
	1,314	1,288
Goodwill	172	169
Other intangible assets, net	132	132
Total assets	$3,323	$3,137
Liabilities and Deficit
Current liabilities
Accounts and drafts payable	$585	$430
Debt payable within one year	81	82
Affiliated debt payable within one year	2	2
Interest payable	48	69
Income taxes payable	24	24
Accrued payroll and incentive compensation	100	66
Other current liabilities	143	152
Discontinued operations	—	40
Total current liabilities	983	865
Long-term liabilities
Long-term debt	3,464	3,488
Affiliated long-term debt	100	100
Long-term pension and post employment benefit obligations	213	208
Deferred income taxes	111	110
Other long-term liabilities	155	160
Advance from affiliates	225	225
Total liabilities	5,251	5,156
Commitments and contingencies (See Note 6)
Deficit
Common stock—$0.01 par value; 300,000,000 shares authorized, 170,605,906 issued and 82,556,847 outstanding at March 31, 2011 and December 31, 2010	1	1
Paid-in capital	324	324
Treasury stock, at cost—88,049,059 shares	(296)	(296)
Note receivable from parent	(24)	(24)
Accumulated other comprehensive income	118	88
Accumulated deficit	(2,052)	(2,115)
Total Momentive Specialty Chemicals Inc. shareholder’s deficit	(1,929)	(2,022)
Noncontrolling interest	1	3
Total deficit	(1,928)	(2,019)
Total liabilities and deficit	$3,323	$3,137
See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
MOMENTIVE SPECIALTY CHEMICALS INC. (Unaudited)

	Three Months Ended March 31,
(In millions)	2011	2010
Cash flows used in operating activities
Net income (loss)	$63	$(7)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	42	43
Deferred tax benefit	(4)	—
Write-off of deferred financing fees	—	7
Other non-cash adjustments	—	4
Net change in assets and liabilities:
Accounts receivable	(253)	(171)
Inventories	(108)	(58)
Accounts and drafts payable	151	91
Income taxes payable	5	(3)
Other assets, current and non-current	46	(15)
Other liabilities, current and long-term	(77)	18
Net cash used in operating activities	(135)	(91)
Cash flows provided by (used in) investing activities
Capital expenditures	(27)	(21)
Capitalized interest	—	(1)
Purchases of debt securities	—	(2)
Change in restricted cash	2	3
Deconsolidation of variable interest entities	—	(4)
Funds remitted to unconsolidated affiliates	(5)	—
Proceeds from sale of business, net of cash transferred	124	8
Net cash provided by (used in) investing activities	94	(17)
Cash flows (used in) provided by financing activities
Net short-term debt (repayments) borrowings	(4)	3
Borrowings of long-term debt	226	1,151
Repayments of long-term debt	(260)	(998)
Long-term debt and credit facility financing fees	—	(32)
Net cash (used in) provided by financing activities	(38)	124
Effect of exchange rates on cash and cash equivalents	1	—
(Decrease) increase in cash and cash equivalents	(78)	16
Cash and cash equivalents (unrestricted) at beginning of period	180	135
Cash and cash equivalents (unrestricted) at end of period	$102	$151
Supplemental disclosures of cash flow information
Cash paid for:
Interest, net	$83	$42
Income taxes, net of cash refunds	2	8
See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF DEFICIT AND COMPREHENSIVE INCOME
MOMENTIVE SPECIALTY CHEMICALS INC. (Unaudited)

(In millions)	Common Stock	Paid-in Capital	Treasury Stock	Note Receivable From Parent	Accumulated Other Comprehensive Income (a)	Accumulated Deficit	Noncontrolling Interest	Total
Balance at December 31, 2010	$1	$324	$(296)	$(24)	$88	$(2,115)	$3	$(2,019)
Net income	—	—	—	—	—	63	—	63
Net losses on cash flow hedges reclassified to income	—	—	—	—	1	—	—	1
Loss recognized in comprehensive income from pension and postretirement benefits, net of tax	—	—	—	—	(1)	—	—	(1)
Translation adjustments	—	—	—	—	30	—	—	30
Comprehensive income								93
Stock-based compensation expense	—	1	—	—	—	—	—	1
Distribution declared to parent	—	(1)	—	—	—	—	—	(1)
Divestiture of IAR business	—	—	—	—	—	—	(2)	(2)
Balance at March 31, 2011	$1	$324	$(296)	$(24)	$118	$(2,052)	$1	$(1,928)

(a)
Accumulated other comprehensive income at March 31, 2011 represents $203 of net foreign currency translation gains, net of tax, $1 of net deferred losses on cash flow hedges and a $84 unrealized loss, net of tax, related to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement plans. Accumulated other comprehensive income at December 31, 2010 represents $173 of net foreign currency translation gains, net of tax, $2 of net deferred losses on cash flow hedges and a $83 unrealized loss, net of tax, related to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement benefit plans.

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In millions, except share and common unit data)

1. Background and Basis of Presentation
Based in Columbus, Ohio, Momentive Specialty Chemicals Inc., (which may be referred to "MSC" or the "Company") serves global industrial markets through a broad range of thermoset technologies, specialty products and technical support for customers in a diverse range of applications and industries. The Company's business is organized based on the products offered and the markets served. At March 31, 2011, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins.
The Company's direct parent is Momentive Specialty Chemicals Holdings LLC, a holding company and wholly-owned subsidiary of Momentive Performance Materials Holdings LLC ("Momentive Holdings"), the ultimate parent entity of MSC. Momentive Holdings is controlled by investment funds (the “Apollo Funds”) managed by affiliates of Apollo Management Holdings, L.P. (together with Apollo Global Management, LLC and its subsidiaries, “Apollo”).
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
Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited financial statements should be read in conjunction with the audited financial statements and the accompanying notes included in the Company's most recent Annual Report on Form 10-K.
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
Subsequent Events—The Company has evaluated events and transactions subsequent to March 31, 2011 through the time that it files its unaudited Condensed Consolidated Financial Statements.
Reclassifications—Certain prior period balances have been reclassified to conform with current presentations.
Recently Issued Accounting Standards
There were no newly issued accounting standards in the first quarter of 2011 applicable to the Company's unaudited Condensed Consolidated Financial Statements.
3. Discontinued Operations

On January 31, 2011, the Company sold its Inks and Adhesive Resins (“IAR”) business to Harima Chemicals Inc (the "Buyer") for a purchase price of $120. The Buyer also paid $14 for cash and $8 for working capital transferred to the Buyer at the time of closing as part of the Purchase Agreement, less indebtedness and pension plan liability transferred to the Buyer of $4. In the first quarter of 2011, a subsequent adjustment to the purchase price of $2 was accrued based upon the final expected working capital settlement as defined by the Purchase Agreement.
In conjunction with the sale, as part of a Transitional Services Agreement, the Company is providing certain transitional services to the Buyer for a period of six months. The purpose of these services is to provide short-term assistance to the Buyer in assuming the operations of the IAR business. These services do not confer to the Company the ability to influence the operating or financial policies of the IAR business under its new ownership. The Company’s cash inflows and outflows from these services are expected to be insignificant during the transition period.
The IAR business is engaged in the production of naturally derived resins and related products primarily used for the manufacture of printing inks, adhesives, synthetic rubber, specialty coatings and aroma chemicals and includes 11 manufacturing facilities in the United States, Europe and the Asia-Pacific region. The IAR business had net sales for the three months ended March 31, 2010 of $31 and pre-tax income of $6. The IAR business is reported as a discontinued operation for all periods presented. In addition, the Company incurred approximately $4 in transaction and other costs for the year ended December 31, 2010.

The Company recorded a loss on sale of the IAR business of $1 in the fourth quarter of 2010.

4. Related Party Transactions
Administrative Service, Management and Consulting Arrangements
The Company is subject to a seven-year Amended and Restated Management Consulting Agreement with Apollo (the “Management Consulting Agreement”) that terminates on May 31, 2012 under which the Company receives certain structuring and advisory services from Apollo and its affiliates. The Management Consulting Agreement provides indemnification to Apollo, its affiliates and their directors, officers and representatives for potential losses arising from these services. Apollo is entitled to an annual fee equal to the greater of $3 or 2% of the Company's Adjusted EBITDA. Apollo elected to defer payment of any portion of the annual fee due in excess of $3 for the years ended December 31, 2010, 2008 and 2007. Due to the economic downturn, Apollo elected to waive payment of the 2009 fee in its entirety. Apollo has elected to waive its right to receive any portion of the annual fee in excess of $3 for the year ended December 31, 2011.
During the three months ended March 31, 2011 and 2010 the Company recognized expense under the Management Consulting Agreement of $1. This amount is included in Other operating expense, net in the Company’s unaudited Condensed Consolidated Statements of Operations.
Shared Services Agreement
On October 1, 2010, the Company entered into a shared services agreement, as amended on March 17, 2011, with Momentive Performance Materials Inc. ("MPM"). Pursuant to the shared services agreement, the Company will provide to MPM, and MPM will provide to the Company, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The shared services agreement establishes certain criteria upon which the costs of such services will be allocated between the Company and MPM. Allocation of service costs not demonstrably attributable to either the Company or MPM will initially be 51% to the Company and 49% to MPM, except to the extent that 100% of any cost was demonstrably attributable to or for the benefit of either MPM or the Company, in which case the total cost was allocated 100% to such party. The Shared Services Agreement remains in effect until terminated according to its terms. MPM or the Company may terminate the agreement for convenience, without cause, by giving written notice not less than thirty (30) days prior to the effective date of termination. It is also anticipated that the Company and MPM will cooperate to achieve favorable pricing with respect to purchases of raw materials and logistics services.
Pursuant to this agreement, during the three months ended March 31, 2011, the Company incurred approximately $44 of costs for shared services and MPM incurred approximately $41 of costs for shared services (excluding, in each case, costs allocated 100% to one party). During the three months ended March 31, 2011, the Company realized approximately $4 in cost savings as a result of the Shared Services Agreement. MSC billed MPM approximately $1 which represents a true-up payment to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to 51% for the Company and 49% for MPM. The true-up amount is included in Other operating expense, net, in the unaudited Condensed Consolidated Statement of Operations. The Company has accounts receivable from MPM of approximately $1 at March 31, 2011.
Financing Agreements
In connection with the terminated Huntsman merger and related litigation settlement agreement and release among the Company, Huntsman and other parties entered into on December 14, 2008, the Company paid Huntsman $225. The settlement payment was funded to the Company by an advance from Apollo, while reserving all rights with respect to reallocation of the payments to other affiliates of Apollo. Under the provisions of the settlement agreement and release, the Company is only contractually obligated to reimburse Apollo for any insurance recoveries on the $225 settlement payment, net of expense incurred in obtaining such recoveries. Apollo has agreed that the payment of any such insurance recoveries will satisfy the Company’s obligation to repay amounts received under the $225 advance. The Company has recorded the $225 settlement payment advance as a long-term liability at March 31, 2011. As of March 31, 2011, the Company has not recovered any insurance proceeds related to the $225 settlement payment.
In addition, certain affiliates of Apollo have agreed to make a $200 investment in Momentive Holdings. Certain affiliates of Apollo have entered into a commitment letter with the Company and MSC Holdings pursuant to which they committed to purchase $200 in preferred units and warrants of Momentive Holdings by December 31, 2011. Momentive Holdings has agreed to contribute any proceeds from the issuance of preferred or common units under this agreement as a capital contribution to MSC Holdings, and MSC Holdings has agreed to contribute such amounts as a capital contribution to the Company.
Prior to the purchase of all the preferred shares and warrants, certain affiliates of Apollo have committed to provide liquidity facilities to the Company on an interim basis. The aggregate liquidity facilities outstanding, together with the purchase price for any purchased preferred shares and warrants, will at no time exceed $200. In connection therewith, the Company has $100 in term loans outstanding with affiliates of Apollo which will mature on December 31, 2011, with interested at adjusted LIBOR plus 2.25%. The Company also has $2 outstanding with an affiliate of Apollo, which is due upon demand. The weighted average interest rate of affiliated borrowings at March 31, 2011 was 2.58%.

Purchase of MSC Holdings debt
In 2009, the Company purchased $180 in face value of the outstanding MSC Holdings LLC PIK Debt Facility for $24, including accrued interest. The loan receivable from MSC Holdings has been recorded at its acquisition value of $24 as a reduction in the unaudited Condensed Consolidated Statement of Deficit and Comprehensive Income as MSC Holdings is the Company’s parent. In addition, at March 31, 2011 the Company has not recorded accretion of the purchase discount or interest income as ultimate receipt of these cash flows is under the control of MSC Holdings. The Company will continue to assess the collectibility of these cash flows to determine future amounts to record, if any.
Purchases and Sales of Products and Services with Apollo Affiliates
The Company sells products to certain Apollo affiliates and members of Momentive Holdings. These sales were $1 and less than $1 for the three months ended March 31, 2011 and 2010, respectively. Accounts receivable from these affiliates were less than $1 at March 31, 2011 and December 31, 2010. The Company also purchases raw materials and services from certain Apollo affiliates. These purchases were $6 and $2 for the three months ended March 31, 2011 and 2010, respectively. The Company had accounts payable to Apollo affiliates of $1 at March 31, 2011 and December 31, 2010, respectively.
Other Transactions and Arrangements
The Company sells finished goods to and purchases raw materials from its foundry joint venture between the Company and Delta-HA, Inc. ("HAI"). The Company also provides toll-manufacturing and other services to HAI. The Company’s investment in HAI is recorded under the equity method of accounting and the related sales and purchases are not eliminated from the Company’s unaudited Condensed Consolidated Financial Statements. However, any profit on these transactions is eliminated in the Company’s unaudited Condensed Consolidated Financial Statements to the extent of the Company’s 50% interest in HAI. Sales and services provided to HAI were $29 and $21 for the three months ended March 31, 2011 and 2010, respectively. Accounts receivable from HAI were $20 and $13 at March 31, 2011 and December 31, 2010, respectively. Purchases from HAI were $14 and $10 for the three months ended March 31, 2011and 2010, respectively. The Company had accounts payable to HAI of $7 and $2 at March 31, 2011 and December 31, 2010, respectively.
The Company’s purchase contracts with HAI represent a significant portion of HAI’s total revenue. In addition, the Company has pledged its member interest in HAI as collateral on HAI’s revolving line of credit. These factors result in the Company absorbing the majority of the risk to potential losses or gains from a majority of the expected returns. However, the Company does not have the power to direct the activities that most significantly impact HAI, and therefore, does not have a controlling financial interest. The carrying value of HAI’s assets were $54 and $44 at March 31, 2011 and December 31, 2010, respectively. The carrying value of HAI’s liabilities were $26 and $22 at March 31, 2011 and December 31, 2010, respectively.
The Company has a loan receivable from its unconsolidated forest products joint venture in Russia of $4 as of March 31, 2011 and December 31, 2010.
5. Fair Value and Financial Instruments
Fair Value
Fair value measurement provisions establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. This guidance describes three levels of inputs that may be used to measure fair value:

•	Level 1: Inputs are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date.

•	Level 3: Unobservable inputs, for example, inputs derived through extrapolation or interpolation that cannot be corroborated by observable market data.
Recurring Fair Value Measurements
Following is a summary of assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010:

	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
March 31, 2011
Derivative liabilities	$—	$(7)	$—	$(7)
December 31, 2010
Derivative liabilities	—	(10)	—	(10)
Level 1 primarily consists of financial instruments traded on exchange or futures markets. Level 2 includes those derivative instruments transacted primarily in over the counter markets.

The Company calculates the fair value of its derivative liabilities using quoted market prices whenever available. When quoted market prices are not available, the Company uses standard pricing models with market-based inputs, adjusted for nonperformance risk. When its financial instruments are in a liability position, the Company evaluates its credit risk as a component of fair value. At March 31, 2011 and December 31, 2010, no adjustment was made by the Company to reduce its derivative liabilities for nonperformance risk. As a significant portion of the Company’s derivative liabilities are cash flow hedges, $0 was recognized in Accumulated other comprehensive income at March 31, 2011 and December 31, 2010.
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
In January 2007, the Company entered into an interest rate swap agreement. This swap is designed to offset the cash flow variability that results from interest rate fluctuations on the Company’s variable rate debt and matured in the first quarter of 2011. The Company previously accounted for the swap as a qualifying cash flow hedge.
In February 2007, the Company entered into interest rate swap agreements to offset the cash flow variability that results from interest rate fluctuations on the Company’s Australian variable rate debt. The Company has not applied hedge accounting to this derivative instrument.
In July 2010, the Company entered into a two-year interest rate swap agreement . This swap is designed to offset the cash flow variability that results from interest rate fluctuations on the Company’s variable rate debt. This swap became effective on January 4, 2011 upon the expiration of the January 2007 interest rate swap. The initial notional amount of the swap is $350, and will subsequently be amortized down to $325. The Company pays a fixed rate of 1.032% and will receive a variable one month LIBOR rate. The Company accounts for the swap as a qualifying cash flow hedge.
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

The following tables summarize the Company’s derivative financial instruments:

		March 31, 2011		December 31, 2010
Liability Derivatives	Balance Sheet Location	Notional Amount	Fair Value Liability	Notional Amount	Fair Value Liability
Derivatives designated as hedging instruments
Interest Rate Swaps
Interest swap – 2007	Other current liabilities	$—	$—	$375	$(5)
Interest swap – 2010	Other current liabilities	350	(2)	350	(2)
Total derivatives designated as hedging instruments			$(2)		$(7)
Derivatives not designated as hedging instruments
Foreign Exchange and Interest Rate Swaps
Cross-Currency and Interest Rate Swap	Other current liabilities	$25	$(5)	$25	$(3)
Interest Rate Swap
Interest swap – Australia Multi-Currency Term	Other current liabilities	22	—	22	—
Commodity Contracts
Electricity contracts	Other current liabilities	3	—	4	—
Natural gas futures	Other current liabilities	2	—	2	—
Total derivatives not designated as hedging instruments			$(5)		$(3)

Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized in OCI on Derivative for the three months ended:		Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income for the three months ended:
	March 31, 2011	March 31, 2010		March 31, 2011	March 31, 2010
Interest Rate Swaps
Interest swap – 2007	$—	$(1)	Interest expense, net	$—	$(7)
Interest swap – 2010	—	—	Interest expense, net	(1)	—
Total	$—	$(1)		$(1)	$(7)

Derivatives Not Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in Income on Derivative for the three months ended:		Location of (Loss) Gain Recognized in Income on Derivative
	March 31, 2011	March 31, 2010
Foreign Exchange and Interest Rate Swaps
Cross-Currency and Interest Rate Swap	$(2)	$2	Other non-operating expense, net
Natural gas futures	—	(1)	Cost of sales
Total	$(2)	$1
Non-derivative Financial Instruments
The following table summarizes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt	$3,647	$3,666	$3,672	$3,708
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

The following table summarizes all probable environmental remediation, indemnification and restoration liabilities, including related legal expenses, at March 31, 2011 and December 31, 2010:

	Number of Sites		Liability		Range of Reasonably Possible Costs
Site Description	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	Low	High
Geismar, LA	1	1	$17	$17	$10	$25
Superfund and offsite landfills – allocated share:
Less than 1%	28	29	1	1	1	2
Equal to or greater than 1%	12	12	7	7	5	12
Currently-owned	18	21	10	9	7	17
Formerly-owned:
Remediation	10	10	1	1	1	10
Monitoring only	6	7	1	1	—	2
	75	80	$37	$36	$24	$68
These amounts include estimates for unasserted claims that the Company believes are probable of loss and reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of a range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. At March 31, 2011 and December 31, 2010, $11 and $10, respectively, has been included in Other current liabilities in the unaudited Condensed Consolidated Balance Sheets with the remaining amount included in Other long-term liabilities.
Following is a discussion of the Company’s environmental liabilities and the related assumptions at March 31, 2011:
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
Non-Environmental Legal Matters
The Company is involved in various legal proceedings in the ordinary course of business and has reserves of $10 and $11 at March 31, 2011 and December 31, 2010, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable. At March 31, 2011 and December 31, 2010, $4 and $5, respectively, has been included in Other current liabilities in the unaudited Condensed Consolidated Balance Sheets with the remaining amount included in Other long-term liabilities.
Following is a discussion of significant non-environmental legal proceedings:
Brazil Tax Claim— In 1992, the State of Sao Paulo Administrative Tax Bureau issued an assessment against the Company’s Brazilian subsidiary claiming that excise taxes were owed on certain intercompany loans made for centralized cash management purposes. These loans were characterized by the Tax Bureau as intercompany sales. Since that time, management and the Tax Bureau have held discussions and the subsidiary filed an administrative appeal seeking cancellation of the assessment. The Administrative Court upheld the assessment in December 2001. In 2002, the subsidiary filed a second appeal with the highest-level Administrative Court, again seeking cancellation of the assessment. In February 2007, the highest-level Administrative Court upheld the assessment. The Company requested a review of this decision. On April 23, 2008, the Brazilian Administrative Tax Tribunal issued its final decision upholding the assessment against the subsidiary. The Company filed an Annulment action in the Brazilian Judicial Courts in May 2008 along with a request for an injunction to suspend the tax collection. The injunction was denied but the Annulment action is being pursued. The Company has pledged certain properties and assets in Brazil during the pendency of the Annulment action in lieu of paying the assessment. In September 2010, in the Company's favor, the Court adopted its appointed expert's report finding that the transactions in question were intercompany loans. Sao Paulo has mandatory appeal rights but the Court's decision based on the facts is likely to be upheld and therefore, the Company does not believe a loss is probable. At March 31, 2011, the amount of the assessment, including tax, penalties, monetary correction and interest, is 66 Brazilian reais, or approximately $41.
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
Environmental Institution of Paraná IAP—On August 10, 2005, Governo Do Paraná and the Environmental Institution of Paraná IAP, an environmental agency of the Brazilian government, provided Hexion Quimica Industria, our Brazilian subsidiary, with notice of a potential fine of up to $12 in connection with alleged environmental damages to the Port of Paranagua caused in November 2004 by an oil spill from a shipping vessel carrying methanol purchased by the Company. The investigation as to the cause of the accident has not been finalized. In early October 2009, the Company was granted an injunction precluding the imposition of any fines or penalties by the Paraná IAP. Should the injunction be vacated, the Company believes it has a strong defense and does not believe a loss is probable. At March 31, 2011, the amount of the assessment, including tax, penalties, monetary correction and interest, is 26 Brazilian reais, or approximately $16.
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

7. Pension and Postretirement Expense
Following are the components of net pension and postretirement expense (benefit) recognized by the Company for the three months ended March 31, 2011 and 2010:

	Pension Benefits				Non-Pension Postretirement Benefits
	Three Months Ended March 31,				Three Months Ended March 31,
	2011		2010		2011		2010
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1	$2	$1	$2	$—	$—	$—	$—
Interest cost on projected benefit obligation	3	4	4	4	—	—	—	—
Expected return on assets	(4)	(3)	(4)	(3)	—	—	—	—
Amortization of prior service cost	—	—	—	—	(3)	—	(3)	—
Recognized actuarial loss	2	—	2	—	—	—	—	—
Net expense (benefit)	$2	$3	$3	$3	$(3)	$—	$(3)	$—

8. Segment Information
In the first quarter of 2011, the Company completed the sale of the IAR business and made certain changes to its internal reporting structure, which caused the Company to re-evaluate its reportable segments. As a result of these changes, effective in the first quarter of 2011, the results of the Company's coatings reporting unit are included within the Epoxy, Phenolic and Coating Resins segment. Previously the results of this reporting unit were reported in the Coatings segment. The prior periods have been recasted for comparability purposes. In addition, the Company has renamed its Formaldehyde and Forest Products Resins segment to Forest Products Resins. No changes were made to the product lines that comprise this segment.
The Company's business segments are based on the products that the Company offers and the markets that it serves. At March 31, 2011, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins. A summary of the major products of the Company's reportable segments follows:

•
Epoxy, Phenolic and Coating Resins: epoxy specialty resins, oil field products, versatic acids and derivatives, basic epoxy resins and intermediates, phenolic specialty resins and molding compounds, polyester resins, alkyds resins, acrylic resins and vinylic resins

•	Forest Products Resins: forest products resins and formaldehyde applications

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
Total assets by segment has been disclosed below due to the change in the Company's reportable segments in the first quarter of 2011.

Net Sales to Unaffiliated Customers for the three months ended March 31(1)(2):

	2011	2010
Epoxy, Phenolic and Coating Resins	$911	$711
Forest Products Resins	448	386
	$1,359	$1,097

Segment EBITDA for the three months ended March 31(2):

	2011	2010
Epoxy, Phenolic and Coating Resins	$152	$85
Forest Products Resins	45	42
Corporate and Other	(17)	(11)

Total Assets(2):

	As of March 31, 2011	As of December 31, 2010
Epoxy, Phenolic and Coating Resins	$2,143	$1,875
Forest Products Resins	891	849
Corporate and Other	289	233
Discontinued Operations	—	180
	$3,323	$3,137

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.

(2)	The Company changed its reportable segments in the first quarter of 2011. Prior period balances have been recasted to conform to the Company's current reportable segments.
Reconciliation of Segment EBITDA to Net Income (Loss):

	Three Months Ended March 31,
	2011	2010
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$152	$85
Forest Products Resins	45	42
Corporate and Other	(17)	(11)

Reconciliation:
Items not included in Segment EBITDA
Non-cash charges	—	(11)
Unusual items:
Loss on divestiture of assets	(1)	(1)
Net income from discontinued operations	5	3
Other	(12)	(5)
Total unusual items	(8)	(3)
Total adjustments	(8)	(14)
Interest expense, net	(64)	(63)
Income tax expense	(3)	(4)
Depreciation and amortization	(42)	(42)
Net income (loss)	$63	$(7)
 Items not included in Segment EBITDA
Non-cash charges primarily represent stock-based compensation expense and unrealized derivative and foreign exchange gains and losses. For the three months ended March 31, 2010, non-cash charges also include the write-off of unamortized deferred financing fees associated with debt refinancings in January of 2010.
Not included in Segment EBITDA are certain non-cash and certain non-recurring income or expenses that are deemed by management to be unusual in nature. For the three months ended March 31, 2011, these items consisted of business realignment costs primarily related to expenses from the Company's productivity program, business optimization expenses and realized foreign exchange gains and losses. For the three months ended March 31, 2010, these items consisted of business realignment costs primarily related to expenses from the Company's productivity program, realized foreign exchange gains and losses, retention program costs and financing fees incurred as part of refinancing transaction in the first quarter of 2010, partially offset by insurance settlements related to previous litigation matters.

9. Stock Option Plans and Stock-Based Compensation
On February 23, 2011, the Compensation Committee of the Board of Managers of Momentive Holdings approved the Momentive Performance Materials Holdings LLC 2011 Equity Incentive Plan (the “2011 Equity Plan”). Under the 2011 Equity Plan, Momentive Holdings can award unit options, unit awards, restricted units, restricted deferred units, and other unit-based awards. The restricted deferred units are non-voting units of measurement which are deemed to be equivalent to one common unit of Momentive Holdings. The unit options are options to purchase common units of Momentive Holdings. The awards contain restrictions on transferability and other typical terms and conditions.
The following is a summary of key terms of the stock-based awards granted to MSC employees under the 2011 Equity Plan on February 23, 2011:

Tranche	Units Granted	Vesting Terms	Option/Unit Term
Unit Options:			10 years
Tranche A Options	2,755,594	Time-vest ratably over 4 years; Accelerated vesting six months after a change of control event as defined by the 2011 Equity Plan
Tranche B Options	1,377,787
Performance-based: Vest upon the earlier of 1) two years from the achievement of the targeted common unit value and a realization event or 2) six months from a change of control event and the achievement of the targeted common unit value as defined by the 2011 Equity Plan

Tranche C Options	1,377,787
Performance-based: Vest upon the earlier of 1) one year from the achievement of the targeted common unit value and a realization event or 2) six months from a change in control event and the achievement of the targeted common unit value as defined by the 2011 Equity Plan

Restricted Deferred Units ("RDUs"):			N/A
Tranche A RDUs	918,535	Time-vest ratably over 4 years; Accelerated vesting six months from a change in control event as defined by the 2011 Equity Plan
Tranche B RDUs	459,258
Performance-based: Vest upon the earlier of 1) two years from the achievement of the targeted common unit value and a realization event or 2) six months from a change of control event and the achievement of the targeted common unit value as defined by the 2011 Equity Plan

Tranche C RDUs	459,258
Performance-based: Vest upon the earlier of 1) one year from the achievement of the targeted common unit value and a realization event or 2) six months from a change in control event and the achievement of the targeted common unit value as defined by the 2011 Equity Plan

Unit Options
The Tranche A Options were granted with a grant date fair value of approximately $6. The fair value of each option was estimated at the grant date using a Black-Scholes option pricing model. The assumptions used to estimate the fair value were a 2.21% risk-free interest rate, a 6.25 year expected life, a 37.4% expected volatility rate and a 0% dividend rate. Compensation cost of $1 related to these awards was recognized during the three months ended March 31, 2011.
The Tranche B and Tranche C Options were granted with performance and market conditions with a grant date fair value of approximately $3 and $3, respectively. The fair value was estimated at the grant date using a Monte Carlo valuation method, which is a commonly accepted valuation model for awards with market and performance conditions. The Monte Carlo valuation method requires the use of a range of assumptions. The range of risk-free interest rates were 0.16% to 3.49%, expected volatility rates ranged from 34.5% to 41.5% and a 0% dividend rate. The expected life assumption is not used in the Monte Carlo valuation method, but the output of the model indicated a weighted-average expected life of 9.2 years. Compensation cost has not been recognized for the Tranche B and Tranche C Options during the three months ended March 31, 2011 because as of March 31, 2011, it is not probable the related options will vest. Compensation cost will be recognized over the service period once the satisfaction of the performance condition is probable.
Restricted Deferred Units
The Tranche A RDUs were granted with a grant date fair value of approximately $4. Compensation cost of less than $1 related to these awards was recognized during the three months ended March 31, 2011.
The Tranche B RDUs and Tranche C RDUs were granted with a grant date fair value of approximately $2 and $2, respectively. The fair value was estimated at the grant date using the same Monte Carlo valuation method and assumptions. The RDU's have an indefinite life, thus the term used in the valuation model was 30 years, which resulted in a weighted-average expected life of 21.4 years. Compensation cost has not been recognized for the Tranche B RDUs and Tranche C RDUs during the three months ended March 31, 2011 because as of March 31, 2011, it is not probable the related restricted deferred units will vest. Compensation cost will be recognized over the service period once the satisfaction of the performance condition is probable.
Although the 2011 Equity Plan is issued by Momentive Holdings, the underlying compensation cost represents compensation costs paid for by Momentive Holdings on MSC's behalf, as a result of the employees' service to MSC. All compensation cost is recorded over the requisite service period on a graded-vesting basis and is included in Selling, general and administrative expense in the unaudited Condensed Consolidated Statements of Operations.

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

MOMENTIVE SPECIALTY CHEMICALS INC.
THREE MONTHS ENDED MARCH 31, 2011
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$627	$—	$—	$814	$(82)	$1,359
Cost of sales	528	—	—	700	(82)	1,146
Gross profit	99	—	—	114	—	213
Selling, general and administrative expense	32	—	—	56	—	88
Other operating expense, net	(16)	—	—	21	—	5
Operating income	83	—	—	37	—	120
Interest expense, net	17	38	—	9	—	64
Intercompany interest expense (income)	30	(43)	—	13	—	—
Other non-operating (income) expense, net	(27)	—	—	25	—	(2)
Income (loss) from continuing operations before income tax, earnings from unconsolidated entities	63	5	—	(10)	—	58
Income tax (benefit) expense	(8)	—	—	11	—	3
Income (loss) from continuing operations before earnings from unconsolidated entities	71	5	—	(21)	—	55
Earnings from unconsolidated entities, net of taxes	10	—	19	—	(26)	3
Net income (loss) from continuing operations	81	5	19	(21)	(26)	58
Net (loss) gain from discontinued operations, net of tax	(18)	—	—	23	—	5
Net income (loss)	$63	$5	$19	$2	$(26)	$63

MOMENTIVE SPECIALTY CHEMICALS INC.
THREE MONTHS ENDED MARCH 31, 2010
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$509	$—	$—	$690	$(102)	$1,097
Cost of sales	448	—	—	612	(102)	958
Gross profit	61	—	—	78	—	139
Selling, general and administrative expense	28	—	—	48	—	76
Other operating (income) expense, net	(5)	—	—	5	—	—
Operating income	38	—	—	25	—	63
Interest expense, net	25	30	—	8	—	63
Intercompany interest expense (income)	29	(37)	—	8	—	—
Other non-operating expense (income), net	6	3	—	(1)	—	8
(Loss) income from continuing operations before income tax, earnings from unconsolidated entities	(22)	4	—	10	—	(8)
Income tax expense	2	—	—	2	—	4
(Loss) income from continuing operations before earnings from unconsolidated entities	(24)	4	—	8	—	(12)
Earnings from unconsolidated entities, net of taxes	16	—	2	—	(16)	2
Net (loss) income from continuing operations	(8)	4	2	8	(16)	(10)
Net income from discontinued operations, net of tax	1	—	—	2	—	3
Net (loss) income	$(7)	$4	$2	$10	$(16)	$(7)

MOMENTIVE SPECIALTY CHEMICALS INC.
MARCH 31, 2011
CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents (including restricted cash of $0 and $4, respectively)	$11	$—	$—	$95	$—	$106
Short-term investments	—	—	—	6	—	6
Accounts receivable, net	269	—	—	564	—	833
Inventories:
Finished and in-process goods	171	—	—	194	—	365
Raw materials and supplies	51	—	—	87	—	138
Other current assets	24	—	—	67	—	91
Total current assets	526	—	—	1,013	—	1,539
Other assets
Investment in subsidiaries	23	—	28	—	(51)	—
Other assets	21	40	20	85	—	166
	44	40	48	85	(51)	166
Property and equipment, net	520	—	—	794	—	1,314
Goodwill	93	—	—	79	—	172
Other intangible assets, net	61	—	—	71	—	132
Total assets	$1,244	$40	$48	$2,042	$(51)	$3,323
Liabilities and (Deficit) Equity
Current liabilities
Accounts and drafts payable	$219	$—	$—	$366	$—	$585
Intercompany accounts (receivable) payable	(192)	(34)	—	226	—	—
Debt payable within one year	21	—	—	60	—	81
Intercompany loans (receivable) payable	(11)	—	—	11	—	—
Loans payable to affiliates	2	—	—	—	—	2
Interest payable	11	36	—	1	—	48
Income taxes payable	2	—	—	22	—	24
Accrued payroll and incentive compensation	58	—	—	42	—	100
Other current liabilities	77	—	—	66	—	143
Total current liabilities	187	2	—	794	—	983
Long-term debt	1,147	1,687	—	630	—	3,464
Affiliated long-term debt	80	—	—	20	—	100
Intercompany loans payable (receivable)	1,300	(1,896)	(15)	611	—	—
Long-term pension and post employment benefit obligations	80	—	—	133	—	213
Deferred income taxes	37	2	—	72	—	111
Other long-term liabilities	117	6	—	32	—	155
Advance from affiliates	225	—	—	—	—	225
Total liabilities	3,173	(199)	(15)	2,292	—	5,251
Total Momentive Specialty Chemicals Inc. shareholders (deficit) equity	(1,929)	239	63	(251)	(51)	(1,929)
Noncontrolling interest	—	—	—	1	—	1
Total (deficit) equity	(1,929)	239	63	(250)	(51)	(1,928)
Total liabilities and (deficit) equity	$1,244	$40	$48	$2,042	$(51)	$3,323

MOMENTIVE SPECIALTY CHEMICALS INC.
DECEMBER 31, 2010
CONDENSED CONSOLIDATING BALANCE SHEET

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents (including restricted cash of $0 and $6, respectively)	$56	$—	$—	$130	$—	$186
Short-term investments	—	—	—	6	—	6
Accounts receivable, net	135	—	—	412	—	547
Inventories:
Finished and in-process goods	135	—	—	144	—	279
Raw materials and supplies	43	—	—	74	—	117
Other current assets	32	—	—	48	—	80
Discontinued operations	39	—	—	141	—	180
Total current assets	440	—	—	955	—	1,395
Other assets
Other assets	6	41	30	73	3	153
Property and equipment, net	518	—	—	770	—	1,288
Goodwill	93	—	—	76	—	169
Other intangible assets, net	62	—	—	70	—	132
Total assets	$1,119	$41	$30	$1,944	$3	$3,137
Liabilities and (Deficit) Equity
Current liabilities
Accounts and drafts payable	$153	$—	$—	$277	$—	$430
Intercompany accounts (receivable) payable	(140)	(46)	—	186	—	—
Debt payable within one year	25	—	—	57	—	82
Intercompany loans (receivable) payable	(97)	—	—	97	—	—
Loans payable to affiliates	2	—	—	—	—	2
Interest payable	21	46	—	2	—	69
Income taxes payable	7	—	—	17	—	24
Accrued payroll and incentive compensation	29	—	—	37	—	66
Other current liabilities	92	—	—	60	—	152
Discontinued operations	18	—	—	22	—	40
Total current liabilities	110	—	—	755	—	865
Long-term debt	1,152	1,687	—	649	—	3,488
Affiliated long-term debt	80	—	—	20	—	100
Intercompany loans payable (receivable)	1,352	(1,887)	(15)	550	—	—
Long-term pension and post employment benefit obligations	83	—	—	125	—	208
Deferred income taxes	35	2	—	73	—	110
Other long-term liabilities	104	6	—	50	—	160
Advance from affiliates	225	—	—	—	—	225
Total liabilities	3,141	(192)	(15)	2,222	—	5,156
Total Momentive Specialty Chemicals Inc. shareholders (deficit) equity	(2,022)	233	45	(281)	3	(2,022)
Noncontrolling interest	—	—	—	3	—	3
Total (deficit) equity	(2,022)	233	45	(278)	3	(2,019)
Total liabilities and (deficit) equity	$1,119	$41	$30	$1,944	$3	$3,137

MOMENTIVE SPECIALTY CHEMICALS INC.
THREE MONTHS ENDED MARCH 31, 2011
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(103)	$1	$—	$(33)	$—	$(135)
Cash flows provided by (used in) investing activities
Capital expenditures	(17)	—	—	(10)	—	(27)
Change in restricted cash	—	—	—	2	—	2
Funds remitted to unconsolidated affiliates	—	—	—	(5)	—	(5)
Dividend from subsidiary	1	—	—	—	(1)	—
Proceeds from sale of business, net of cash transferred	124	—	—	—	—	124
Proceeds from the return of capital from subsidiary	14	—	—	—	(14)	—
	122	—	—	(13)	(15)	94
Cash flows provided by (used in) financing activities
Net short-term debt (repayments) borrowings	(5)	—	—	1	—	(4)
Borrowings of long-term debt	50	—	—	176	—	226
Repayments of long-term debt	(54)	—	—	(206)	—	(260)
Common stock dividends paid	—	(1)	—	—	1	—
Net intercompany loan borrowings (repayments)	(55)	—	—	55	—	—
Return of capital to parent	—	—	—	(14)	14	—
	(64)	(1)	—	12	15	(38)
Effect of exchange rates on cash and cash equivalents	—	—	—	1	—	1
Decrease in cash and cash equivalents	(45)	—	—	(33)	—	(78)
Cash and cash equivalents (unrestricted) at beginning of period	56	—	—	124	—	180
Cash and cash equivalents (unrestricted) at end of period	$11	$—	$—	$91	$—	$102

MOMENTIVE SPECIALTY CHEMICALS INC.
THREE MONTHS ENDED MARCH 31, 2010
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Momentive Specialty Chemicals Inc.		Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(195)	(a)	$31	$—	$73	(a)	$—	$(91)
Cash flows provided by (used in) investing activities
Capital expenditures	(10)		—	—	(11)		—	(21)
Capitalized interest	—		—	—	(1)		—	(1)
Purchases of matured debt securities	—		—	—	(2)		—	(2)
Change in restricted cash	—		—	—	3		—	3
Proceeds from the return of capital from subsidiary	90	(a)	—	—	—		(90)	—
Dividend from subsidiary	1		—	(5)	5		(1)	—
Deconsolidation of variable interest entities	—		—	—	(4)		—	(4)
Proceeds from the sale of assets	4		—	—	4		—	8
	85		—	(5)	(6)		(91)	(17)
Cash flows provided by (used in) financing activities
Net short-term debt (repayments) borrowings	(3)		—	—	6		—	3
Borrowings of long-term debt	50		993	—	108		—	1,151
Repayments of long-term debt	(855)		—	—	(143)		—	(998)
Return of capital to parent	—		—	—	(90)	(a)	90	—
Net intercompany loan borrowings (repayments)	959		(999)	5	35		—	—
Long-term debt and credit facility financing fees	(8)		(24)	—	—		—	(32)
Payments of dividends on common stock	—		(1)	—	—		1	—
	143		(31)	5	(84)		91	124
Increase (decrease) in cash and cash equivalents	33		—	—	(17)		—	16
Cash and cash equivalents (unrestricted) at beginning of period	22		—	—	113		—	135
Cash and cash equivalents (unrestricted) at end of period	$55		$—	$—	$96		$—	$151

(a)
In March 2010, Momentive Specialty Chemicals Inc. contributed receivables of $100 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the three months ended March 31, 2010, the non-guarantor subsidiary sold $100 of the contributed receivables to affiliates of Apollo for net cash of $90. The cash proceeds were returned to Momentive Specialty Chemicals Inc. by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined non-guarantor subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and Momentive Specialty Chemicals Inc., respectively.

11. Subsequent Events

On April 15, 2011, the Company entered into a purchase agreement with PCCR USA, Inc., a subsidiary of Investindustrial, a European investment group, to sell its North American coatings and composites (“Coatings and Composites”) business to PCCR USA, Inc. The Coatings and Composites business employs 225 people at four manufacturing facilities, generated net sales of $221 in the year ended December 31, 2010, and is now reported in the Epoxy, Phenolic and Coating Resins segment. The Company is currently evaluating the impact of this transaction on its unaudited Condensed Financial Statements. As of March 31, 2011, the Coatings and Composites business does not qualify as held for sale treatment under the guidance for accounting for the disposal of long-lived assets as the sale of the Coatings and Composites business was not probable as of March 31, 2011. Therefore, the Coatings and Composites business is considered held and used as of March 31, 2011 and no loss was recognized based on this evaluation.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in millions)
The following commentary should be read in conjunction with the audited financial statements and the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K.
Within the following discussion, unless otherwise stated, “the quarter ended March 31, 2011” and “the first quarter of 2011” refer to the three months ended March 31, 2011, and “the quarter ended March 31, 2010” and “the first quarter of 2010” refer to the three months ended March 31, 2010.

Forward-Looking and Cautionary Statements
Certain statements in this Quarterly Report on Form 10-Q including, without limitation, statements made under the caption “Overview and Outlook,” and especially those contained in the “2011 Overview” section, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, the management of Momentive Specialty Chemicals Inc. (formerly known as Hexion Specialty Chemicals, Inc.) (which may be referred to as “Momentive,” “we,” “us,” “our” or the “Company”) may from time to time make oral forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “will,” or “intend” or similar expressions. Forward-looking statements reflect our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are inherently uncertain and subject to changes in circumstances that are difficult to predict. Actual results could vary materially depending on risks and uncertainties that may affect our markets, services, prices and other factors as discussed in the Risk Factors section of this Quarterly Report on Form 10-Q and our other filings with the SEC. We caution you against relying on any forward-looking statements as they are neither statements of historical fact nor guarantees of future performance.
Important factors that could cause actual results to differ materially from those contained in our forward-looking statements include regional or global economic, competitive and regulatory factors including, but not limited to, the continuing global economic downturn, interruptions in the supply of or increased pricing of raw materials due to natural disasters, pricing actions by our competitors that could affect our operating margins, changes in governmental regulations involving our products, and the following:

•	our inability to achieve expected cost savings,

•	the outcome of litigation described in footnote 6 to our financial statements on Commitments and Contingencies,

•	our failure to comply with financial covenants under our credit facilities or other debt,

•	the other factors described in the Risk Factors section of this report and in our other SEC filings.
Any forward-looking statement made by us in this document speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time.
Overview and Outlook
Business Overview
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
Through our worldwide network of strategically located production facilities we serve more than 7,800 customers in over 100 countries. Our global customers include large companies in their respective industries, such as 3M, Ashland Chemical, BASF, Bayer, DuPont, GE, Halliburton, Honeywell, Louisiana Pacific, Owens Corning, PPG Industries, Sumitomo, Valspar and Weyerhaeuser.

Momentive Combination and Shared Services Agreement
In October 2010, our parent, MSC Holdings and Momentive Performance Materials Holdings Inc., the parent company of Momentive Performance Materials Inc. ("MPM"), became subsidiaries of a newly formed holding company, Momentive Holdings. We refer to this transaction as the "Momentive Combination". In connection with the closing of the Momentive Combination, we entered into a shared services agreement with MPM, as amended on March 17, 2011, pursuant to which we will provide to MPM, and MPM will provide to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The shared services agreement establishes certain criteria upon which the costs of such services are allocated between us and MPM.
We expect that the Momentive Combination, including the shared services agreement, will result in significant synergies for us, including shared services and logistics optimization, best-of-source contractual terms, procurement savings, regional site rationalization, and administrative and overhead savings.

Business Strategy
We believe that we have opportunities for growth through the following strategies:

•
Develop and Market New Products. We will continue to expand our product offerings through research and development initiatives and research partnership formations with third parties. Through these innovation initiatives we will continue to create new generations of products and services which will drive revenue and earnings growth.

•
Expand Our Global Reach in Faster Growing Regions. We intend to continue to grow internationally by expanding our product sales to our customers around the world. Specifically, we are focused on growing our business in markets in the high growth regions of Asia-Pacific, Eastern Europe, Latin America, India and the Middle East, where the usage of our products is increasing.

•
Increase Shift to High-Margin Specialty Products. We continue to proactively manage our product portfolio with a focus on specialty, high-margin applications and the reduction of our exposure to lower-margin products. As a result of this capital allocation strategy and strong end market growth underlying these specialty segments including wind energy and oilfield applications, they will continue to be a larger part of our broader portfolio. Consequently, we have witnessed a strong organic improvement in our profitability profile as a whole over the last several years which we believe will continue.

•
Continue Portfolio Optimization and Pursue Targeted Add-On Acquisitions and Joint Ventures. The specialty chemicals and materials market is comprised of numerous small and mid-sized specialty companies focused on niche markets, as well as smaller divisions of large chemical conglomerates. As a large manufacturer of specialty chemicals and materials with leadership in the production of thermosets, we have a significant advantage in pursuing add-on acquisitions and joint ventures in areas that allow us to build upon our core strengths, expand our product, technology and geographic portfolio, and better serve our customers. We believe we can consummate a number of these acquisitions at relatively attractive valuations due to the scalability of our existing global operations and deal-related synergies. In addition, we have and will continue to monitor the strategic landscape for opportunistic divestments consistent with our broader specialty strategy.

•
Capitalize on the Momentive Combination to Grow Revenues and Realize Operational Efficiencies. We believe the Momentive Combination will present opportunities to increase our revenues by leveraging each of ours and MPM’s respective global footprints and technology platforms. Further, we anticipate the Momentive Combination will provide opportunities to streamline our business and reduce our cost structure.

•
Generate free cash flow and deleverage. We expect to generate strong free cash flow due to our size, advantaged cost structure, and reasonable ongoing capital expenditure requirements. Our strategy of generating significant free cash flow and deleveraging is complimented by our long-dated capital structure with no near-term maturities and strong liquidity position.

Change in Reportable Segments
In the first quarter of 2011, we completed the sale of our Inks and Adhesive Resins ("IAR") business and made certain changes to our internal reporting structure, which caused us to re-evaluate our reportable segments. As a result of these changes, effective in the first quarter of 2011, the results of our coatings reporting unit are included within the Epoxy, Phenolic and Coating Resins segment. Previously the results of this reporting unit were reported in the Coatings segment. The prior periods have been recasted for comparability purposes. In addition, we have renamed our Formaldehyde and Forest Products Resins segment to Forest Products Resins. No changes were made to the product lines that comprise this segment.
The Company's business segments are based on the products that the Company offers and the markets that it serves. At March 31, 2011, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins. A summary of the major products of the Company's reportable segments follows:

•
Epoxy, Phenolic and Coating Resins: epoxy specialty resins, oil field products, versatic acids and derivatives, basic epoxy resins and intermediates, phenolic specialty resins and molding compounds, polyester resins, alkyds resins, acrylic resins and vinylic resins

•	Forest Products Resins: forest products resins and formaldehyde applications

First Quarter 2011 Overview

•
Net sales increased 24% in the first quarter of 2011 as compared to the first quarter of 2010 due primarily to slightly increasing demand in the automotive, housing and durable goods markets. Net sales also increased due to raw material-driven price increases to our customers compared to the three months ended March 31, 2010.

•
As a percent of sales, gross profit increased by 3% in the first quarter of 2011 as compared to the first quarter of 2010. Gross profit percentage increased due to increased product volumes that outpaced the increase in variable manufacturing and processing costs.

•
We experienced significantly higher profitability during the first quarter of 2011, as segment EBITDA increased $64, or 55% in the first quarter of 2011 as compared to the first quarter of 2010. This increase was primarily due to the increase in volumes across several of our businesses and the pass through of raw material-driven price increases.

•
In January 2011, we completed the sale of our global IAR business and in April 2011, we entered into an agreement to sell our North American-based Coatings and Composites business. Both divestitures will increase our profitability margins as a whole and will allow us to focus our financial resources towards growing specialty applications within our portfolio.

•
In the first quarter of 2011, we realized approximately $4 in cost savings as a result of the shared services agreement with MPM. As of March 31, 2011, we have approximately $48 of in-process cost savings and synergies that we expect to achieve over the next eighteen to twenty-four months in connection with the Shared Services Agreement and recently announced divestitures.

•	We are expanding in markets in which we expect opportunities for growth:
Recently completed efforts include:

•
Construction of a new manufacturing production line at our Cleburne, Texas facility within our oil field business which began operations in the fourth quarter of 2010. The new production line will provide resin coated proppants to fracturing service companies and operators in the oil & gas industry.

•
Construction of a versatics manufacturing facility in Korea, which began limited operations at the end of 2010. The new facility will produce Cardura® monomers, a versatic acid derivative, used as a key raw material in environmentally advanced paints and coatings. The facility is expected to be fully operational in the second quarter of 2011.

Future growth initiatives include:

•
Construction of a new manufacturing production line at our Brady, Texas facility within our oil field business which is expected to be complete in the second quarter of 2011. The new production line will provide resin coated proppants to fracturing service companies and operators in the oil & gas industry.

•
A joint venture to construct a versatics manufacturing facility in China, which is expected to be complete by the second half of 2011. The new facility will produce VeoVa® monomers, a versatic acid derivative, used as a key raw material in environmentally advanced paints and coatings. The facility is expected to be fully operational in the first half of 2012.

Short-term Outlook
Our business is impacted by general economic and industrial conditions, including housing starts, automotive builds, oil and natural gas drilling activity and general industrial production. Our business has both geographic and end market diversity which often reduces the impact of any one of these factors on our overall performance. We anticipate U.S. housing starts to remain relatively flat in 2011 compared to 2010 as the U.S. housing market continues a gradual, multiyear recovery. We also anticipate moderate increases in U.S. durable goods and industrial production, which will positively impact our formaldehyde business during 2011. Additionally, we expect moderate increases in U.S. automobile production, which will positively impact our Epoxy, Phenolic and Coating Resins segment. However we expect European production in both of these markets to remain relatively flat versus 2010 due to continued economic concerns in this region.
Overall, the aforementioned factors should continue to lead to volume increases throughout 2011 as compared to 2010 for all of our reportable segments. However, certain industries appear to be recovering more rapidly than others and thus, some of our reportable segments may grow faster than others in 2011.
After shortages in the marketplace for our base epoxies business, we expect worldwide capacity to return to historically normal levels in the second half of 2011. In 2010, there were also shortages in the marketplace for our monomers business. We expect the supplies in the marketplace for monomers to remain tight for the foreseeable future as no new capacity is coming on stream and demand will continue to grow as the economy continues to recover. We anticipate continued strength in volumes in our specialty phenolics business, driven primarily by the growth in industrial markets. In addition, we anticipate the continued growth of horizontal fracturing and drilling activities within the oil and gas industry to positively impact demand for products within our oil field business. Overall, these trends should have positive impacts on volumes in our Epoxy, Phenolic and Coating Resins segment. However, we expect competitive pricing pressures in these markets to continue for the foreseeable future.
We also anticipate continued growth in the Latin American market for our Forest Products Resins segment, and believe we are well positioned to serve customers through the additional production capacity at our new manufacturing facility in southern Brazil.

We expect long-term raw material cost volatility to continue because of price movements of key feedstocks and increasing global demand. To help mitigate raw material volatility, we have purchase and sale contracts and commercial arrangements with many of our vendors and customers that contain periodic price adjustment mechanisms. Due to differences in the timing of pricing mechanism trigger points between our sales and purchase contracts, there is often a lead-lag impact during which margins are negatively impacted in the short term when raw material prices increase and are positively impacted in the short term when raw material prices fall. Although we expect to benefit from increasing volumes in 2011 as a result of modest improvements in global economic conditions, our costs for raw materials will likely be higher based on current market prices and negotiated supply agreements. We believe the pricing actions we took in 2010 and early 2011 will compensate for the increase in raw materials and energy costs.
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
Raw materials comprise approximately 70% of our cost of sales. The three largest raw materials used in our production processes are phenol, methanol and urea. These materials represent about half of our total raw material costs. Fluctuations in energy costs, such as volatility in the price of crude oil and related petrochemical products, as well as the cost of natural gas have historically caused volatility in our raw material and utility costs. The average prices of phenol, methanol and urea increased by approximately 18%, 24% and 22%, respectively, in the first quarter of 2011 compared to the first quarter of 2010. Passing through raw material price changes to customers can result in significant variances in sales comparisons from year to year.

Results of Operations
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)	Three Months Ended March 31,
	2011	2010
Net sales	$1,359	$1,097
Cost of sales	1,146	958
Gross profit	213	139
Selling, general & administrative expense	88	76
Other operating expense, net	5	—
Operating income	120	63
Interest expense, net	64	63
Other non-operating (income) expense, net	(2)	8
Total non-operating expense	62	71
Income (loss) before income tax and earnings from unconsolidated entities	58	(8)
Income tax expense	3	4
Income (loss) before earnings from unconsolidated entities	55	(12)
Earnings from unconsolidated entities, net of taxes	3	2
Net income (loss) from continuing operations	58	(10)
Net income from discontinued operations, net of taxes	5	3
Net income (loss)	$63	$(7)
Three Months Ended March 31, 2011 vs. 2010
Sales
In the first quarter of 2011, net sales increased by $262, or 24%, compared with the first quarter of 2010. Volume increases across several of our product lines, including our oil field, phenolic specialty resins and North American forest products resins and formaldehyde businesses positively impacted sales by $87. These increases were primarily a result of improving demand in the industrial and durable goods markets, in oil and natural gas drilling activity and customers' restocking in anticipation of slight improvement in housing and construction activity. The pass through of raw material-driven price increases in virtually all businesses positively impacted sales by $166. In addition, foreign currency translation positively impacted sales by $9, primarily as a result of the weakening of the U.S. dollar against the Brazilian real, Australian dollar and Canadian dollar in the first quarter of 2011.

Gross Profit
In the first quarter of 2011, gross profit increased by $74 compared with the first quarter of 2010 as a result of the increase in net sales. As a percentage of sales, gross profit increased 3% as a result of increased volumes that outpaced increases in variable manufacturing and processing costs.
Operating Income
In the first quarter of 2011, operating income increased by $57 compared with the first quarter of 2010. The primary driver of the increase was the increase in gross profit, as discussed above. This increase was partially offset by an increase in Selling, general and administrative costs of $12 due to higher compensation costs and integration costs related to the Momentive Combination. However, as a percentage of net sales, Selling, general and administrative costs remained consistent. Other operating expense, net increased by $5 primarily due to income recognized in the first quarter of 2010 related to insurance recoveries associated with previous legal settlements that did not recur in the first quarter of 2011 and increased foreign exchange transaction losses. This increase was partially offset by lower costs associated with our productivity programs in the first quarter of 2011.
Non-Operating Expense
In the first quarter of 2011, total non-operating expense decreased by $9 compared with the first quarter of 2010. Other non-operating expense, net decreased by $10, from expense of $8 to income of $2, primarily due to $9 in deferred financing fees written-off and fees incurred related to refinancing transactions in the first quarter of 2010 that did not occur in the first quarter of 2011.
Income Tax Expense
In the first quarter of 2011, income tax expense was consistent with the first quarter of 2010. Income tax expense relates primarily to income from foreign operations, with tax on the profits in the U.S. being offset by reducing the valuation allowance on deferred tax assets expected to be utilized.

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

	Three Months Ended March 31,
	2011	2010
Net Sales to Unaffiliated Customers(1)(2):
Epoxy, Phenolic and Coating Resins	$911	$711
Forest Products Resins	448	386
	$1,359	$1,097
Segment EBITDA(2):
Epoxy, Phenolic and Coating Resins	$152	$85
Forest Products Resins	45	42
Corporate and Other	(17)	(11)

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.

(2)	The Company changed its reportable segments in the first quarter of 2011. Prior period balances have been recast to conform to the Company’s current reportable segments.
Three Months Ended March 31, 2011 vs. Three Months Ended March 31, 2010 Segment Results
Following is an analysis of the percentage change in sales by segment from the three months ended March 31, 2010 to the three months ended March 31, 2011:

	Volume	Price/Mix	Currency Translation	Total
Epoxy, Phenolic and Coating Resins	10%	18%	—%	28%
Forest Products Resins	3%	10%	3%	16%

Epoxy, Phenolic and Coating Resins
Net sales in the first quarter of 2011 increased by $200, or 28%, when compared to the first quarter of 2010. Volume increases positively impacted sales by $74 as the global economy continued to stabilize. Volumes increased primarily in our oil field, phenolic specialty resins businesses and in certain portions of our epoxy specialty businesses. The volume increases in our phenolic specialty resins and epoxy specialty businesses were attributable to general improvement within industrial markets. Volume increases in our oil field business was due primarily to increased demand as a result of increased oil and natural gas horizontal drilling activity. The pass through of higher raw material costs in virtually all businesses, coupled with continued capacity shortages in the market for our monomers business and positive product mix in our base epoxy business resulted in positive pricing impacts of $127.
Segment EBITDA in the first quarter of 2011 increased by $67 to $152 compared to the first quarter of 2010. The increase is primarily due to the volume and pricing impacts discussed above. Segment EBITDA in the first quarter of 2011 was negatively impacted approximately $18 due to unplanned production line outages at certain facilities within our base epoxy business.
Forest Products Resins
Net sales in the first quarter of 2011 increased by $62, or 16%, when compared to the first quarter of 2010. Higher volumes positively impacted sales by $13, driven by increased volumes in our North American formaldehyde and forest products resins businesses. Volumes in our North American formaldehyde business increased due to improving industrial and consumer markets after the global economic downturn which began in late 2008 and continued into 2010, while our North American forest products resins business experienced modest increases in volumes in the first quarter of 2011 as compared to the first quarter of 2010 due to customers' restocking in anticipation of slight improvement in housing and construction markets. Higher raw material prices passed through to customers, partially offset by the impacts of product mix in our formaldehyde business, led to pricing increases of $39. In addition, we experienced favorable currency translation of $10 due the weakening of the U.S. dollar against the Brazilian real, Australian dollar and Canadian dollar in the first quarter of 2011 compared to the first quarter of 2010.
Segment EBITDA in the first quarter of 2011 increased by $3 to $45 compared to the first quarter of 2010. The increase is primarily due to the volume and pricing impacts discussed above, but was partially offset by increased raw material costs that were not fully passed on to customers.
Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions, unallocated foreign exchange gains and losses and legacy company costs not allocated to continuing segments. Corporate and Other charges increased by $6 to $17 compared to the first quarter of 2010, primarily due to increased compensation costs and higher unallocated foreign exchange transaction losses.

Reconciliation of Segment EBITDA to Net Income (Loss):

	Three Months Ended March 31,
	2011	2010
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$152	$85
Forest Products Resins	45	42
Corporate and Other	(17)	(11)

Reconciliation:
Items not included in Segment EBITDA
Non-cash charges	—	(11)
Unusual items:
Loss on divestiture of assets	(1)	(1)
Net income from discontinued operations	5	3
Other	(12)	(5)
Total unusual items	(8)	(3)
Total adjustments	(8)	(14)
Interest expense, net	(64)	(63)
Income tax expense	(3)	(4)
Depreciation and amortization	(42)	(42)
Net income (loss)	$63	$(7)

 Items not included in Segment EBITDA
Non-cash charges primarily represent stock-based compensation expense and unrealized derivative and foreign exchange gains and losses. For the three months ended March 31, 2010, non-cash charges also include the write-off of unamortized deferred financing fees associated with debt refinancings in January of 2010.
Not included in Segment EBITDA are certain non-cash and certain non-recurring income or expenses that are deemed by management to be unusual in nature. For the three months ended March 31, 2011, these items consisted of business realignment costs primarily related to expenses from the Company's productivity program, business optimization expenses and realized foreign exchange gains and losses. For the three months ended March 31, 2010, these items consisted of business realignment costs primarily related to expenses from the Company's productivity program, realized foreign exchange gains and losses, retention program costs and financing fees incurred as part of refinancing transactions in the first quarter of 2010, partially offset by insurance settlements related to previous litigation matters.
Liquidity and Capital Resources
Sources and Uses of Cash
We are a highly leveraged company. Our primary sources of liquidity are cash flows generated from operations, availability under our senior secured credit facilities and our financing commitment from Apollo. Our primary liquidity requirements are interest, working capital and capital expenditures.

At March 31, 2011, we had $3,545 of unaffiliated debt, including $81 of short-term debt and capital lease maturities. In addition, at March 31, 2011, we had $485 in liquidity including $102 of unrestricted cash and cash equivalents, $221 of borrowings available under our senior secured revolving credit facilities and $162 of borrowings available under credit facilities at certain international subsidiaries with various expiration dates in 2011 and 2012, and the financing commitment from Apollo.
Our net working capital (defined as accounts receivable and inventories less accounts and drafts payable) at March 31, 2011 was $751, an increase of $238 from December 31, 2010. The increase was a result of higher volumes and production and increasing raw material costs, coupled with a strategic build of inventory in anticipation of planned plant turnarounds in the second quarter of 2011. We were able to fund the increase in working capital through our existing liquidity as well as through the proceeds from the sale of the IAR business. To minimize the impact of net working capital on cash flows, we continue to negotiate and contractually extend payment terms whenever possible. We have also focused on receivable collections to offset a portion of the payment term pressure by offering incentives to customers to encourage early payment.
We regularly borrow from our revolving credit facility under our senior secured credit facilities to support our short-term liquidity requirements, particularly when net working capital requirements increase in response to seasonality of our volumes in the summer months. At March 31, 2011 the borrowings outstanding were $0.
Apollo Financing Commitment
Certain affiliates of Apollo have agreed to make a $200 investment in the Company. Certain affiliates of Apollo entered into a commitment letter with the Company pursuant to which they committed to purchase $200 in preferred units and warrants of Momentive Holdings by December 31, 2011. Prior to the purchase of all the preferred shares and warrants, certain affiliates of Apollo had committed to provide liquidity facilities to MSC Holdings or the Company on an interim basis. In connection therewith, in 2009, certain affiliates of Apollo extended a $100 term loan to the Company and an affiliate of the Company (the “Apollo Term Loan”). The Apollo Term Loan will mature on December 31, 2011. Momentive Holdco has agreed to contribute any proceeds from the issuance of preferred or common units under this agreement as a capital contribution to MSC Holdings, and MSC Holdings has agreed to contribute such amounts as a capital contribution to the Company. Therefore, by the end of 2011, we expect the outstanding amounts under the Apollo Term Loan to be contributed to the Company prior to the end of 2011. This will provide the Company permanent access to the $200 in liquidity and will benefit the Company's cash position in to 2012.
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

Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31:

	2011	2010
(Uses) sources of cash:
Operating activities	$(135)	$(91)
Investing activities	94	(17)
Financing activities	(38)	124
Effect of exchange rates on cash flow	1	—
Net change in cash and cash equivalents	$(78)	$16
Operating Activities
In the first three months of 2011, operations used $135 of cash. Net income of $63 included $38 of net non-cash and non-operating expense items, of which $42 for depreciation and amortization. Working capital (defined as accounts receivable and inventories less accounts and drafts payable) and changes in other assets and liabilities and income taxes payable used $236 due primarily to increased accounts receivable and inventory, which resulted from the higher sales volumes and increased pricing.

In the first three months of 2010, operations used $91 of cash. Net loss of $7 included $54 of net non-cash and non-operating income items, of which $43 was for depreciation and amortization. Working capital (defined as accounts receivable and inventories less accounts and drafts payable) and changes in other assets and liabilities and income taxes payable used $138 due to increased accounts receivable and inventories, which resulted from higher production volumes and increasing raw material costs.
Investing Activities
In the first three months of 2011, investing activities provided $94. We spent $27 for capital expenditures (including capitalized interest), which primarily relates to plant expansions and improvements. We generated cash of $124 from the sale of assets related to the divestiture of our IAR business, and used cash of $5 to make a capital infusion and a loan to unconsolidated affiliates.

In the first three months of 2010, investing activities used $17. We spent $22 for capital expenditures (including capitalized interest). Of the $22 in capital expenditures, approximately $12 relates to our productivity savings initiatives while the remaining amount relates primarily to plant expansions and improvements. We used cash of $2 to purchase marketable securities and generated $8 from the sale of assets. In addition, we had a decrease in cash of $4 related to the deconsolidation of HAI as a result of the adoption of ASU 2009-17.
Financing Activities
In the first three months of 2011, financing activities used $38. This consisted of Net long-term debt repayments of $34 and Net-short term debt repayments of $4.

In the first three months of 2010, financing activities provided $124. Net long-term debt borrowings of $153 primarily consisted of the $993 in proceeds offset by the pay-down of $800 of our U.S. term loans under the Senior Secured Credit Facility as part of refinancing transactions in the first three months of 2010 and pay-down of our revolving line of credit. Net short-term debt borrowings were $3, and $32 was used to pay for financing fees related to refinancing transactions and the extension of the revolving line of credit facility.
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
As of March 31, 2011, we were in compliance with all financial covenants that govern our senior secured credit facilities, including our senior secured debt to Adjusted EBITDA ratio. The Company believes that a default under its senior secured bank leverage ratio covenant in our Senior Secured Credit Facility is not reasonably likely to occur.

March 31, 2011
LTM Period
Reconciliation of Net Income to Adjusted EBITDA
Net income	$284
Income taxes	33
Loss on extinguishment of debt	24
Interest expense, net	277
Depreciation and amortization	166
EBITDA	784
Adjustments to EBITDA:
Push-down of income from owner (1)	(160)
Non-cash items (2)	3
Unusual items:
Loss on divestiture of assets	3
Business realignments (3)	18
Other (4)	35
Total unusual items	56
Productivity program savings (5)	16
Savings from shared services agreement(6)	48
Adjusted EBITDA	$747
Fixed charges (7)	$241
Ratio of Adjusted EBITDA to Fixed Charges (8)	3.10

(1)	Represents the non-cash push-down of insurance recoveries by our owner related to the $200 termination settlement payment that was pushed down and treated as an expense of the Company in 2008.

(2)	Represents stock-based compensation and unrealized foreign exchange and derivative activity.

(3)	Represents plant rationalization and headcount reduction expenses related to productivity programs and other costs associated with business realignments.

(4)
Primarily includes pension expense related to formerly owned businesses, business optimization expenses, management fees, retention program costs, and certain intercompany or nonoperational realized foreign currency activity.

(5)	Represents pro forma impact of in-process productivity program savings.

(6)	Primarily represents pro forma impact of expected savings from the shared services agreement with MPM in conjunction with the Momentive Combination.

(7)
Reflects pro forma interest expense based on interest rates at April 25, 2011 as if the execution of the July 2010 Swap and the November 2010 Refinancings had taken place at the beginning of the period.

(8)
We are required to have an Adjusted EBITDA to Fixed Charges ratio of greater than 2.0 to 1.0 to be able to incur additional indebtedness under our indenture for the Second Priority Senior Secured Notes. As of March 31, 2011, the Company was able to satisfy this test and incur additional indebtedness under this indenture.

 Recently Issued Accounting Standards
Newly Adopted Accounting Standards
There were no newly issued accounting standards in the first quarter of 2011 applicable to the Company's unaudited Condensed Consolidated Financial Statements.
Critical Accounting Estimates
While the Company continues to remain in full valuation allowance against our deferred income tax assets in various taxing jurisdictions as of March 31, 2011, due to the current and continued growth of earnings in these jurisdictions, it is reasonably possible that the company could release a portion of these valuation allowances to income over the next 12 months as a result of positive evidence to support the realization of such assets.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
There have been no material developments during the first three months of 2011 on the matters we have previously disclosed about quantitative and qualitative market risk in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4T.    Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we, under the supervision and with the participation of our Disclosure Committee and our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.
Changes in Internal Controls
There have been no changes in the Company’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Item 1.    Legal Proceedings
EPA Hazardous Waste Notice of Violation
As previously disclosed, the US Environmental Protection Agency (USEPA) issued a notice of violation alleging that we potentially failed to comply with certain state requirements for storage of hazardous waste at one of our U.S. manufacturing facilities. We subsequently corrected the alleged violations set forth in the notice of violation. In the first quarter of 2011, we reached an agreement in principle with the USEPA for resolving this matter, including payment of an administrative penalty of less than $100,000.
There have been no other material developments during the first quarter of 2011 in any of the other ongoing legal proceedings that are included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 1A.    Risk Factors
Following are our revised and restated principal risks. These factors may or may not occur, and we cannot express a view on the likelihood that any of these may occur. Other factors may exist that we do not consider significant based on information that is currently available or that we are not currently able to anticipate. Any of the following risks could materially adversely affect our business, financial condition or results of operations and prospects.
If global economic conditions weaken again, it will negatively impact our business, results of operations and financial condition.
Global economic and financial market conditions, including severe market disruptions in late 2008 and 2009 and the potential for a significant and prolonged global economic downturn, have impacted or could impact our business operations in a number of ways including, but not limited to, the following:

•	reduced demand in key customer segments, such as automotive, building, construction and electronics, compared to prior years;

•
payment delays by customers and reduced demand for our products caused by customer insolvencies and/or the inability of customers to obtain adequate financing to maintain operations. This situation could cause customers to terminate existing purchase orders and reduce the volume of products they purchase from us and further impact our customers ability to pay our receivables, requiring us to assume additional credit risk related to these receivables or limit our ability to collect receivables from that customer;

•	insolvency of suppliers or the failure of suppliers to meet their commitments resulting in product delays;

•
more onerous credit and commercial terms from our suppliers such as shortening the required payment period for outstanding accounts receivable or reducing or eliminating the amount of trade credit available to us;

•
potential delays in accessing our senior secured credit facilities or obtaining new credit facilities on terms we deem commercially reasonable or at all, and the potential inability of one or more of the financial institutions included in our syndicated revolving credit facility to fulfill their funding obligations. Should a bank in our syndicated revolving credit facility be unable to fund a future draw request, we could find it difficult to replace that bank in the facility.

Global economic conditions may weaken again. Any further weakening of economic conditions would likely exacerbate the negative effects described above, could significantly affect our liquidity which may cause us to defer needed capital expenditures, reduce research and development or other spending, defer costs to achieve productivity and synergy programs or sell assets or incur additional borrowings which may not be available or may only be available on terms significantly less advantageous than our current credit terms and could result in a wide-ranging and prolonged impact on general business conditions, thereby negatively impacting our business, results of operations and financial condition.
Fluctuations in direct or indirect raw material costs could have an adverse impact on our business.
Raw materials costs made up 70% of our cost of sales in 2010. The prices of our direct and indirect raw materials have been, and we expect them to continue to be, volatile. If the cost of direct or indirect raw materials increases significantly and we are unable to offset the increased costs with higher selling prices, our profitability will decline. Increases in prices for our products could also hurt our ability to remain both competitive and profitable in the markets in which we compete.
Although some of our materials contracts include competitive price clauses that allow us to buy outside the contract if market pricing falls below contract pricing, and certain contracts have minimum-maximum monthly volume commitments that allow us to take advantage of spot pricing, we may be unable to purchase raw materials at market prices. In addition, some of our customer contracts have fixed prices for a certain term, and as a result, we may not be able to pass on raw material price increases to our customers immediately, if at all. Due to differences in timing of the pricing trigger points between our sales and purchase contracts, there is often a “lead-lag” impact that can negatively impact our margins in the short term in periods of rising raw material prices and positively impact them in the short term in periods of falling raw material prices. Future raw material prices may be impacted by new laws or regulations, suppliers' allocations to other purchasers, changes in our supplier manufacturing processes as some of our products are byproducts of these processes, interruptions in production by suppliers, natural disasters, volatility in the price of crude oil and related petrochemical products and changes in exchange rates.

An inadequate supply of direct or indirect raw materials and intermediate products could have an adverse effect on our business.
Our manufacturing operations require adequate supplies of raw materials and intermediate products on a timely basis. The loss of a key source or a delay in shipments could have an adverse effect on our business. Raw material availability may be subject to curtailment or change due to, among other things:

•	new or existing laws or regulations;

•	suppliers' allocations to other purchasers;

•	interruptions in production by suppliers; and

•	natural disasters.
Many of our raw materials and intermediate products are available in the quantities we require from a limited number of suppliers. Should any of our key suppliers fail to deliver these raw materials or intermediate products to us or no longer supply us, we may be unable to purchase these materials in necessary quantities, which could adversely affect our volumes, or may not be able to purchase them at prices that would allow us to remain competitive. During the past several years, certain of our suppliers have experienced force majeure events rendering them unable to deliver all, or a portion of, the contracted-for raw materials. On these occasions, we were forced to purchase replacement raw materials in the open market at significantly higher costs or place our customers on an allocation of our products. In addition, we cannot predict whether new regulations or restrictions may be imposed in the future which may result in reduced supply or further increases in prices. We cannot assure investors that we will be able to renew our current materials contracts or enter into replacement contracts on commercially acceptable terms, or at all. Fluctuations in the price of these or other raw materials or intermediate products, the loss of a key source of supply or any delay in the supply could result in a material adverse effect on our business.
Our production facilities are subject to significant operating hazards which could cause environmental contamination, personal injury and loss of life, and severe damage to, or destruction of, property and equipment.
Our production facilities are subject to hazards associated with the manufacturing, handling, storage and transportation of chemical materials and products, including human exposure to hazardous substances, pipeline and equipment leaks and ruptures, explosions, fires, inclement weather and natural disasters, mechanical failures, unscheduled downtime, transportation interruptions, remedial complications, chemical spills, discharges or releases of toxic or hazardous substances or gases, storage tank leaks and other environmental risks. Additionally a number of our operations, are adjacent to operations of independent entities that engage in hazardous and potentially dangerous activities. Our operations or adjacent operations could result in personal injury or loss of life, severe damage to or destruction of property or equipment, environmental damage, or a loss of the use of all or a portion of one of our key manufacturing facilities. Such events at our facilities or adjacent third-party facilities, could have a material adverse effect on us.
We may incur losses beyond the limits or coverage of our insurance policies for liabilities that are associated with these hazards. In addition, various kinds of insurance for companies in the chemical industry have not been available on commercially acceptable terms, or, in some cases, have been unavailable altogether. In the future, we may not be able to obtain coverage at current levels, and our premiums may increase significantly on coverage that we maintain.
Environmental obligations and liabilities could have a substantial negative impact on our financial condition, cash flows and profitability.
Our operations involve the use, handling, processing, storage, transportation and disposal of hazardous materials and are subject to extensive and complex U.S. Federal, state, local and non-U.S. national, provincial, and local environmental, health and safety laws and regulations. These environmental laws and regulations include those that govern the discharge of pollutants into the air and water, the generation, use, storage, transportation, treatment and disposal of hazardous materials and wastes, the cleanup of contaminated sites, occupational health and safety and those requiring permits, licenses, or other government approvals for specified operations or activities. Our products are also subject to a variety of national, regional, state, and provincial requirements and restrictions applicable to the manufacture, import, export or subsequent use of such products. In addition, we are required to maintain, and may be required to obtain in the future, environmental, health and safety permits, licenses, or government approvals to continue current operations at most of our manufacturing and research facilities throughout the world.
Compliance with environmental, health and safety laws and regulations, and maintenance of permits, can be costly and complex, and we have incurred and will continue to incur costs, including capital expenditures and costs associated with the issuance and maintenance of letters of credit, to comply with these requirements. If we are unable to comply with environmental, health and safety laws and regulations, or maintain our permits, we could incur substantial costs, including fines and civil or criminal sanctions, third party property damage or personal injury claims or costs associated with upgrades to our facilities or changes in our manufacturing processes in order to achieve and maintain compliance, and may also be required to halt permitted activities or operations until any necessary permits can be obtained or complied with. In addition, future developments or increasingly stringent regulations could require us to make additional unforeseen environmental expenditures.
Environmental, health and safety requirements change frequently and have tended to become more stringent over time. We cannot predict what environmental, health and safety laws and regulations or permit requirements will be enacted or amended in the future, how existing or future laws or regulations will be interpreted or enforced or the impact of such laws, regulations or permits on future production expenditures, supply chain or sales. Our costs of compliance with current and future environmental, health and safety requirements could be material. Such future requirements include legislation designed to reduce emissions of carbon dioxide and other substances associated with climate change (“greenhouse gases”). The European Union has enacted greenhouse gas emissions legislation, and is considering expanding the scope of such legislation. The USEPA has promulgated new regulations applicable to projects involving greenhouse gas emissions above a certain threshold, and the U.S. and certain states within the U.S. have enacted, or are considering, limitations on greenhouse gas emissions. These requirements to limit greenhouse gas emissions could increase our energy costs, and may also require us to incur capital costs to modify our manufacturing facilities.
Even if we fully comply with environmental laws, we are subject to liability associated with hazardous substances in soil, groundwater and elsewhere at a number of sites. These include sites that we formerly owned or operated and sites where hazardous wastes and other substances from our current and former facilities and operations have been treated, stored or disposed of, as well as sites that we currently own or operate. Depending upon the circumstances, our liability may be joint and several, meaning that we may be held responsible for more than our proportionate share, or even all, of the liability involved. Environmental conditions at these sites can lead to environmental cleanup liability and claims against us for personal injury or wrongful death, property damages and natural resource damages, as well as to claims and obligations for the investigation and cleanup of environmental conditions. The extent of any of these liabilities is difficult to predict, but in the aggregate such liabilities could be material.
We have been notified that we are or may be responsible for environmental remediation at a number of sites in the United States, Europe and South America. We are also performing a number of voluntary cleanups. One of the most significant sites is a site formerly owned by us in Geismar, Louisiana. As the result of former, current or future operations, there may be additional environmental remediation or restoration liabilities or claims of personal injury by employees or members of the public due to exposure or alleged exposure to hazardous materials in connection with our operations, properties or products. Sites sold by us in past years may have significant site closure or remediation costs and our share, if any, may be unknown to us at this time. These environmental liabilities or obligations, or any that may arise or become known to us in the future, could have a material adverse effect on our financial condition, cash flows and profitability.
Future chemical regulatory actions may decrease our profitability.
Several governmental entities have enacted, are considering or may consider in the future, regulations that may impact our ability to sell certain chemical products in certain geographic areas. In December 2006, the European Union enacted a regulation known as REACH, which stands for Registration, Evaluation and Authorization of Chemicals. This regulation requires manufacturers, importers and consumers of certain chemicals manufactured in, or imported into, the European Union to register such chemicals and evaluate their potential impacts on human health and the environment. The implementing agency is currently in the process of determining if any chemicals should be further tested, regulated, restricted or banned from use in the European Union. Other countries have implemented, or are considering implementation of, similar chemical regulatory programs. When fully implemented, REACH and other similar regulatory programs may result in significant adverse market impacts on the affected chemical products. If we fail to comply with REACH or other similar laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls or seizures, which would have an adverse effect on our financial condition, cash flows and profitability.
We participate with other companies in trade associations and regularly contribute to the research and study of the safety and environmental impact of our products and raw materials, including silica, formaldehyde and BPA. These programs are part of a program to review the environmental impacts, safety and efficacy of our products. In addition, government and academic institutions periodically conduct research on potential environmental and health concerns posed by various chemical substances, including substances we manufacture and sell. These research results are periodically reviewed by state, national and international regulatory agencies and potential customers. Such research could result in future regulations restricting the manufacture or use of our products, liability for adverse environmental or health effects linked to our products, and/or de-selection of our products for specific applications. These restrictions, liability, and product de-selection could have an adverse effect on our business, our financial condition and/or liquidity.
Because of potential adverse human health effects, formaldehyde is regulated and various public health agencies continue to evaluate it. In 2004, the International Agency for Research on Cancer, or IARC, reclassified formaldehyde as “carcinogenic to humans,” a higher classification than set forth in previous IARC evaluations. In 2009, the IARC determined that there is sufficient evidence in human beings of a causal association between formaldehyde exposure and leukemia. Soon thereafter, an expert panel of the National Toxicology Program, or NTP, issued its draft 12th Report on Carcinogens, or RoC, which included a recommendation that formaldehyde be listed as “known to be a human carcinogen.” This NTP recommendation was based in part upon its conclusion that available evidence supported a causal link between formaldehyde exposure and leukemia. The USEPA is considering regulatory options for setting limits on formaldehyde emissions from composite wood products that use formaldehyde-based adhesives. The USEPA, under its Integrated Risk Information System, or IRIS, has also released a draft of its toxicological review of formaldehyde. This draft review states that formaldehyde meets the criteria to be described as “carcinogenic to humans” by the inhalation route of exposure based upon evidence of causal links to certain cancers, including leukemia. The National Academy of Sciences, or NAS, was requested by the USEPA to serve as the external peer review body for the draft assessment. The NAS reviewed the draft IRIS toxicological review and issued a report in April 2011 that criticized the draft IRIS toxicological review and stated that the methodologies and the underlying science used in the draft IRIS report did not clearly support a conclusion of a causal link between formaldehyde exposure and leukemia. It is possible that USEPA and NTP may revise the IRIS toxicological review and the RoC, respectively, to reflect the NAS findings, including the conclusions regarding a causal link between formaldehyde exposure and leukemia. Based upon further government reviews, it is possible that new regulatory requirements could be promulgated to limit human exposure to formaldehyde, that we could incur substantial additional costs to meet any such regulatory requirements, and that there could be a reduction in demand for these chemicals and products that contain them. These additional costs and reduced demand could have a material adverse effect on our operations and profitability.

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
We manufacture resin-encapsulated sand. Because sand consists primarily of crystalline silica, potential exposure to silica particulate exists. Overexposure to crystalline silica is a recognized health hazard. The Occupational Safety and Health Administration, or OSHA, continues to maintain on its regulatory calendar the possibility of promulgating a comprehensive occupational health standard for crystalline silica within the next few years. We may incur substantial additional costs to comply with any new OSHA regulations.
In addition, we sell resin-encapsulated sand to natural gas drilling operators for use in extracting natural gas from wells that were drilled by a method called hydraulic or horizontal fracturing. This drilling method has been under public and legislative scrutiny recently as a potential source of contamination of groundwater and drinking water. Currently, studies of this method are underway by the USEPA, with oversight provided by a congressional committee, and legislation is being considered in Congress, as well as in some states, to regulate this drilling method. New laws and regulations could affect the number of wells drilled by operators, decrease demand for our resin-coated sands, and cause a decline in our operations and financial performance. Such a decline in demand could also increase competition and decrease pricing of our products, which could also have a negative impact on our profitability and financial performance.
We are subject to certain risks related to litigation filed by or against us, and adverse results may harm our business.
We cannot predict with certainty the cost of defense, of prosecution or of the ultimate outcome of litigation and other proceedings filed by or against us, including penalties or other civil or criminal sanctions, or remedies or damage awards, and adverse results in any litigation and other proceedings may materially harm our business. Litigation and other proceedings may include, but are not limited to, actions relating to intellectual property, international trade, commercial arrangements, product liability, environmental, health and safety, joint venture agreements, labor and employment or other harms resulting from the actions of individuals or entities outside of our control. In the case of intellectual property litigation and proceedings, adverse outcomes could include the cancellation, invalidation or other loss of material intellectual property rights used in our business and injunctions prohibiting our use of business processes or technology that are subject to third-party patents or other third-party intellectual property rights. Litigation based on environmental matters or exposure to hazardous substances in the workplace or from our products could result in significant liability for us.
Because we manufacture and use materials that are known to be hazardous, we are subject to, or affected by, certain product and manufacturing regulations, for which compliance can be costly and time consuming. In addition, we may be subject to personal injury or product liability claims as a result of human exposure to such hazardous materials.
We produce hazardous chemicals that require care in handling and use that are subject to regulation by many U.S. and non-U.S. national, international, state and local governmental authorities. In some circumstances, these authorities must approve our products and manufacturing processes and facilities before we may sell some of these chemicals. To obtain regulatory approval of certain new products, we must, among other things, demonstrate to the relevant authority that the product is safe for its intended uses and that we are capable of manufacturing the product in compliance with current regulations. The process of seeking approvals can be costly, time consuming and subject to unanticipated and significant delays. Approvals may not be granted to us on a timely basis, or at all. Any delay in obtaining, or any failure to obtain or maintain, these approvals would adversely affect our ability to introduce new products and to generate revenue from those products. New laws and regulations may be introduced in the future that could result in additional compliance costs, bans on product sales or use, seizures, confiscation, recall or monetary fines, any of which could prevent or inhibit the development, distribution or sale of our products and could increase our customers' efforts to find less hazardous substitutes for our products. We are subject to ongoing reviews of our products and manufacturing processes.
As discussed above, we manufacture and sell products containing formaldehyde, and certain governmental bodies have concluded that there is a causal link between formaldehyde exposure and certain types of cancer, possibly including leukemia. These conclusions could also become the basis of product liability litigation.
Other products we have made or used have been the focus of legal claims based upon allegations of harm to human health. While we cannot predict the outcome of pending suits and claims, we believe that we maintain adequate reserves, in accordance with our policy, to address currently pending litigation and are adequately insured to cover currently pending and foreseeable future claims. However, an unfavorable outcome in these litigation matters may cause our profitability, business, financial condition and reputation to decline.

We are subject to claims from our customers and their employees, environmental action groups and neighbors living near our production facilities.
We produce and use hazardous chemicals that require appropriate procedures and care to be used in handling or in using them to manufacture other products. As a result of the hazardous nature of some of the products we produce and use, we may face claims relating to incidents that involve our customers' improper handling, storage and use of our products. We have historically faced lawsuits, including class action lawsuits, that claim liability for death, injury or property damage caused by products that we manufacture or that contain our components. These lawsuits, and any future lawsuits, could result in substantial damage awards against us, which in turn could encourage additional lawsuits and could cause us to incur significant legal fees to defend such lawsuits, either of which could have a material adverse effect on our financial condition and profitability. In addition, the activities of environmental action groups could result in litigation or damage to our reputation.
As a global business, we are subject to numerous risks associated with our international operations that could have a material adverse effect on our business.
We have significant manufacturing and other operations outside the United States. Some of these operations are in jurisdictions with unstable political or economic conditions. There are numerous inherent risks in international operations, including, but not limited to:

•	exchange controls and currency restrictions;

•	currency fluctuations and devaluations;

•	tariffs and trade barriers;

•	export duties and quotas;

•	changes in local economic conditions;

•	changes in laws and regulations;

•	exposure to possible expropriation or other government actions;

•	hostility from local populations;

•	diminished ability to legally enforce our contractual rights in non-U.S. countries;

•	restrictions on our ability to repatriate dividends from our subsidiaries;

•	unsettled political conditions and possible terrorist attacks against U.S. interests; and

•	natural disasters or other catastrophic events.
Our international operations expose us to different local political and business risks and challenges. For example, we face potential difficulties in staffing and managing local operations, and we have to design local solutions to manage credit risks of local customers and distributors. In addition, some of our operations are located in regions that may be politically unstable, having particular exposure to riots, civil commotion or civil unrests, acts of war (declared or undeclared) or armed hostilities or other national or international calamity. In some of these regions, our status as a United States company also exposes us to increased risk of sabotage, terrorist attacks, interference by civil or military authorities or to greater impact from the national and global military, diplomatic and financial response to any future attacks or other threats.
Some of our operations are located in regions with particular exposure to natural disasters such as storms, floods, fires and earthquakes. It would be difficult or impossible for us to relocate these operations and, as a result, any of the aforementioned occurrences could materially adversely affect our business.
In addition, intellectual property rights may be more difficult to enforce in non-U.S. or non-Western Europe countries.
Our overall success as a global business depends, in part, upon our ability to succeed under different economic, social and political conditions. We may fail to develop and implement policies and strategies that are effective in each location where we do business, and failure to do so could have a material adverse effect on our business, financial condition and results of operations.
Our business is subject to foreign currency risk.
In 2010, 57% of our net sales originated outside the United States. In our consolidated financial statements, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period or the exchange rate at the end of that period. During times of a strengthening U.S. dollar, at a constant level of business, our reported international revenues and earnings would be reduced because the local currency would translate into fewer U.S. dollars.
In addition to currency translation risks, we incur a currency transaction risk whenever we enter into either a purchase or a sales transaction using a different currency from the currency in which we record revenues. Given the volatility of exchange rates, we may not manage our currency transaction and/or translation risks effectively, and volatility in currency exchange rates may materially adversely affect our financial condition or results of operations. Since most of our indebtedness is denominated in U.S. dollars, a strengthening of the U.S. dollar could make it more difficult for us to repay our indebtedness.

We have entered and expect to continue to enter into various hedging and other programs in an effort to protect against adverse changes in the non-U.S. exchange markets and attempt to minimize potential adverse effects. These hedging and other programs may be unsuccessful in protecting against these risks. Our results of operations could be materially adversely affected if the U.S. dollar strengthens against non-U.S. currencies and our protective strategies are not successful. Likewise, a strengthening U.S. dollar provides opportunities to source raw materials more cheaply from foreign countries.
Increased energy costs could increase our operating expenses, reduce net income and negatively affect our financial condition.
Natural gas and electricity are essential to our manufacturing processes, which are energy-intensive. Oil and natural gas prices have fluctuated greatly over the past several years and we anticipate that they will continue to do so. Our energy costs represented 5% of our total costs of sales in 2010, 2009 and 2008.
Our operating expenses will increase if our energy prices increase. Increased energy prices may also result in greater raw materials costs. If we cannot pass these costs through to our customers, our profitability may decline. In addition, increased energy costs may also negatively affect our customers and the demand for our products.
We face increased competition from other companies and from substitute products, which could force us to lower our prices, which would adversely affect our profitability and financial condition.
The markets that we operate in are highly competitive, and this competition could harm our results of operations, cash flows and financial condition. Our competitors include major international producers as well as smaller regional competitors. We believe that the most significant competitive factor that impacts demand for certain of our products is selling price. We may be forced to lower our selling price based on our competitors' pricing decisions, which would reduce our profitability. Certain markets that we serve have become commoditized in recent years and have given rise to several industry participants, resulting in fierce price competition in these markets. This has been further magnified by the impact of the recent global economic downturn, as companies have focused more on price to retain business and market share. In addition, we face competition from a number of products that are potential substitutes for our products. Growth in substitute products could adversely affect our market share, net sales and profit margins.
Additional trends include current and anticipated consolidation among our competitors and customers which may cause us to lose market share as well as put downward pressure on pricing. There is also a trend in our industries toward relocating manufacturing facilities to lower cost regions, such as Asia, which may permit some of our competitors to lower their costs and improve their competitive position. Furthermore, there has been an increase in new competitors based in these regions.
Some of our competitors are larger, have greater financial resources, have a lower cost structure, and/or have less debt than we do. As a result, those competitors may be better able to withstand a change in conditions within our industry and in the economy as a whole. If we do not compete successfully, our operating margins, financial condition, cash flows and profitability could be adversely affected. Furthermore, if we do not have adequate capital to invest in technology, including expenditures for research and development, our technology could be rendered uneconomical or obsolete, negatively affecting our ability to remain competitive.
We may be unable to achieve the cost savings or synergies that we expect to achieve from our strategic initiatives, including the Momentive Combination, which would adversely affect our profitability and financial condition.
We have not yet realized all of the cost savings and synergies we expect to achieve from our current strategic initiatives, including the Momentive Combination and those related to shared services and logistics optimization, best-of-source contractual terms, procurement savings, regional site rationalization, administrative and overhead savings, and new product development, and may not be able to realize such cost savings or synergies. A variety of risks could cause us not to realize the expected cost savings and synergies, including but not limited to, the following: the shared services agreement may be viewed negatively by vendors, customers or financing sources, negatively impacting potential benefits; any difficulty or inability to integrate shared services with our business; higher than expected severance costs related to staff reductions; higher than expected retention costs for employees that will be retained; higher than expected stand-alone overhead expenses; delays in the anticipated timing of activities related to our cost-saving plan; increased complexity and cost in collaborating between us and MPM and establishing and maintaining shared services; and other unexpected costs associated with operating our business.
Our ability to realize the benefits of the Momentive Combination also may be limited by applicable limitations under the terms of our debt instruments. These debt instruments generally require that transactions between us and MPM with a value in excess of a de minimis threshold be entered into on an arm's-length basis. These constraints could result in significantly fewer cost savings and synergies than would occur if these limitations did not exist. Our ability to realize intended savings also may be limited by existing contracts to which we are a party, the need for consents with respect to agreements with third parties, and other logistical difficulties associated with integration.
The shared services agreement between us and MPM expires in October 2015 (subject to one-year renewals every year thereafter, absent contrary notice from either party). Moreover, the shared services agreement is also subject to termination by either MSC or MPM, without cause, on not less than thirty days prior written notice subject to a one year transition assistance period. If the shared services agreement is terminated, it could have a negative effect on our business operations, results of operations, and financial condition, as we would need to replace the services that were being provided by MPM, and would lose the benefits we were generating under the agreement at the time.

If we are unable to achieve the cost savings or synergies that we expect to achieve from our strategic initiatives, including the shared services agreement, it would adversely affect our profitability and financial condition. In addition, while we have been successful in reducing costs and generating savings, factors may arise that may not allow us to sustain our current cost structure. As market and economic conditions change, we may also make changes to our operating cost structure. To the extent we are permitted to include the pro forma impact of such cost savings initiatives in the calculation of financial covenant ratios under our senior credit agreements, our failure to realize such savings could impact our compliance with such covenants.
Our success depends in part on our ability to protect our intellectual property rights, and our inability to enforce these rights could have an adverse effect on our competitive position.
We rely on the patent, trademark, copyright and trade-secret laws of the United States and the countries where we do business to protect our intellectual property rights. We may be unable to prevent third parties from using our intellectual property without our authorization. The unauthorized use of our intellectual property could reduce any competitive advantage we have developed, reduce our market share or otherwise harm our business. In the event of unauthorized use of our intellectual property, litigation to protect or enforce our rights could be costly, and we may not prevail.
Many of our technologies are not covered by any patent or patent application, and our issued and pending U.S. and non-U.S. patents may not provide us with any competitive advantage and could be challenged by third parties. Our inability to secure issuance of our pending patent applications may limit our ability to protect the intellectual property rights these pending patent applications were intended to cover. Our competitors may attempt to design around our patents to avoid liability for infringement and, if successful, our competitors could adversely affect our market share. Furthermore, the expiration of our patents may lead to increased competition.
Our pending trademark applications may not be approved by the responsible governmental authorities and, even if these trademark applications are granted, third parties may seek to oppose or otherwise challenge these trademark applications. A failure to obtain trademark registrations in the United States and in other countries could limit our ability to protect our products and their associated trademarks and impede our marketing efforts in those jurisdictions.
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
Where a product formulation or process is kept as a trade secret, third parties may independently develop or invent and patent products or processes identical to our trade-secret products or processes. This could have an adverse impact on our ability to make and sell products or use such processes and could potentially result in costly litigation in which we might not prevail.
We could face intellectual property infringement claims that could result in significant legal costs and damages and impede our ability to produce key products, which could have a material adverse effect on our business, financial condition and results of operations.
Our production processes and products are specialized; however, we could face intellectual property infringement claims from our competitors or others alleging that our processes or products infringe on their proprietary technology. If we were subject to an infringement suit, we may be required to change our processes or products, or stop using certain technologies or producing the infringing product entirely. Even if we ultimately prevail in an infringement suit, the existence of the suit could cause our customers to seek other products that are not subject to infringement suits. Any infringement suit could result in significant legal costs and damages and impede our ability to produce key products, which could have a material adverse effect on our business, financial condition and results of operations.
We depend on certain of our key executives and our ability to attract and retain qualified employees.
Our ability to operate our business and implement our strategies depends, in part, on the efforts of Craig O. Morrison, our chief executive officer, and William H. Carter, our chief financial officer, and other key members of our leadership team. In addition, our success will depend on, among other factors, our ability to attract and retain other qualified personnel, particularly research scientists, technical sales professionals and engineers. The loss of the services of any of our key employees or the failure to attract or retain other qualified personnel could have a material adverse effect on our business or business prospects.

Apollo controls us and our affiliate, MPM, and may have conflicts of interests with our investors or us in the

Apollo controls our ultimate parent company, Momentive Performance Materials Holdings LLC, or Momentive Holdings, which indirectly owns 100% of our common equity. In addition, representatives of Apollo comprise a majority of our directors. As a result, Apollo can control our ability to enter into significant corporate transactions such as mergers, tender offers and the sale of all or substantially all of our assets. The interests of Apollo and its affiliates could conflict with or differ from our interests. For example, the concentration of ownership held by Apollo could delay, defer or prevent a change of control of our company or impede a merger, takeover or other business combination which may otherwise be favorable for us.

Our ultimate parent company, Momentive Holdings, is also the ultimate parent company of our affiliate, MPM. Therefore, in addition to controlling our activities through its control of Momentive Holdings, Apollo can also control the activities of MPM through this same ownership and control structure. There can be no assurance that Apollo (and our senior management team, many of whom hold the same position with, or also provide services to, MPM) will not decide to focus its attention and resources on matters relating to MPM or Momentive Holdings that otherwise could be directed to our business and operations. If Apollo determines to focus attention and resources on MPM or any new business lines of MPM instead of us, it could adversely affect our ability to expand our existing business or develop new business.

Additionally, Apollo is in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete, directly or indirectly with us. Apollo may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. Additionally, even if Apollo invests in competing businesses through Momentive Holdings, such investments may be made through MPM or a newly-formed subsidiary of Momentive Holdings. Any such investment may increase the potential for the conflicts of interest discussed in this risk factor.

So long as Apollo continues to indirectly own a significant amount of the equity of Momentive Holdings, even if such amount is less than 50%, they will continue to be able to substantially influence or effectively control our ability to enter into any corporate transactions.

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
Certain members of our senior management team, including Mr. Morrison, our chief executive officer, and Mr. Carter, our chief financial officer, and certain of our other employees, who provide substantial services to our businesses, also act in such capacities and provide services with respect to our our affiliate, MPM. Certain individuals employed by MPM also provide services to our business. The services of such individuals are provided by us to MPM, or by MPM to us, pursuant to a amended and restated shared services agreement that we recently entered into with MPM. Any or all of these individuals may be required to focus their time and energies on matters relating to MPM that otherwise could be directed to our business and operations. If the attention of our senior management team, and/or such other individuals providing substantial services to our business, is significantly diverted from their responsibilities to us, it could affect our ability to service our existing business and develop new business, which could have a material adverse effect on our business and results of operations. Mr. Morrison and Mr. Carter and certain other key personnel became members of the management team of MPM in early October 2010. We cannot assure you that the transition by members of our management team to their additional roles on the management team of MPM, the transition of other employees to their additional roles with MPM or the implementation of the shared services arrangement with MPM, will not be disruptive to our business.
If we fail to extend or renegotiate our collective bargaining agreements with our works councils and labor unions as they expire from time to time, if disputes with our works councils or unions arise, or if our unionized or represented employees were to engage in a strike or other work stoppage, our business and operating results could be materially adversely affected.
As of December 31, 2010, 40% of our employees were unionized or represented by works councils that were covered by collective bargaining agreements. In addition, some of our employees reside in countries in which employment laws provide greater bargaining or other employee rights than the laws of the United States. These rights may require us to expend more time and money altering or amending employees' terms of employment or making staff reductions. For example, most of our employees in Europe are represented by works councils, which generally must approve changes in conditions of employment, including restructuring initiatives and changes in salaries and benefits. A significant dispute could divert our management's attention and otherwise hinder our ability to conduct our business or to achieve planned cost savings.
We may be unable to timely extend or renegotiate our collective bargaining agreements as they expire. We have collective bargaining agreements which will expire during the next two years. We also may be subject to strikes or work stoppages by, or disputes with, our labor unions. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our works councils or unions arise or if our unionized or represented workers engage in a strike or other work stoppage, we could incur higher labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business, financial position and results of operations.
Our pension plans are unfunded or under-funded, and our required cash contributions could be higher than we expect, having an adverse effect on our financial condition and liquidity.
We sponsor various pension and similar benefit plans worldwide.
Our non-U.S. defined benefit pension plans were under-funded in the aggregate by $107 as of December 31, 2010. Our U.S. defined benefit pension plans were under-funded in the aggregate by $71 as of December 31, 2010.
We are legally required to make contributions to our pension plans in the future, and those contributions could be material. The need to make these cash contributions will reduce the amount of cash that would be available to meet other obligations or the needs of our business, which could have an adverse effect on our financial condition and liquidity.

In 2011, we expect to contribute approximately $15 and $11 to our U.S. and non-U.S. defined benefit pension plans, respectively, which we believe is sufficient to meet the minimum funding requirements as set forth in employee benefit and tax laws.
Our future funding obligations for our employee benefit plans depend upon the levels of benefits provided for by the plans, the future performance of assets set aside for these plans, the rates of interest used to determine funding levels, the impact of potential business dispositions, actuarial data and experience, and any changes in government laws and regulations. In addition, our employee benefit plans hold a significant amount of equity securities. If the market values of these securities decline, our pension expense and funding requirements would increase and, as a result, could have a material adverse affect on our business.
Any decrease in interest rates and asset returns, if and to the extent not offset by contributions, could increase our obligations under these plans. If the performance of assets in the funded plans does not meet our expectations, our cash contributions for these plans could be higher than we expect, which could have an adverse effect on our financial condition and liquidity.
Natural or other disasters have, and could in the future disrupt our business and result in loss of revenue or higher expenses.
Any serious disruption at any of our facilities or our suppliers' facilities due to hurricane, fire, earthquake, flood, terrorist attack or any other natural or man-made disaster could impair our ability to use our facilities and have a material adverse impact on our revenues and increase our costs and expenses. If there is a natural disaster or other serious disruption at any of our facilities or our suppliers' facilities, it could impair our ability to adequately supply our customers and negatively impact our operating results. For example, our manufacturing facilities in the U.S. Gulf Coast region were also impacted by Hurricanes Katrina and Rita in 2005 and Hurricanes Gustav and Ike in 2008. In addition, many of our current and potential customers are concentrated in specific geographic areas. A disaster in one of these regions could have a material adverse impact on our operations, operating results and financial condition. Our business interruption insurance may not be sufficient to cover all of our losses from a disaster, in which case our unreimbursed losses could be substantial.
Acquisitions and joint ventures that we pursue may present unforeseen integration obstacles and costs, increase our leverage and negatively impact our performance. Divestitures that we pursue also may present unforeseen obstacles and costs and alter the synergies we expect to achieve from the Momentive Combination.
We have made acquisitions of related businesses, and entered into joint ventures in the past and intend to selectively pursue acquisitions of, and joint ventures with, related businesses as one element of our growth strategy. Acquisitions may require us to assume or incur additional debt financing, resulting in additional leverage and complex debt structures. If such acquisitions are consummated, the risk factors we describe below, and for our business generally, may be intensified.
Our ability to implement our growth strategy is limited by covenants in our senior secured credit facilities, indentures and other indebtedness, our financial resources, including available cash and borrowing capacity, and our ability to integrate or identify appropriate acquisition and joint venture candidates.
The expense incurred in consummating acquisitions of related businesses, or our failure to integrate such businesses successfully into our existing businesses, could result in our incurring unanticipated expenses and losses. Furthermore, we may not be able to realize any anticipated benefits from acquisitions or joint ventures. The process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Some of the risks associated with our acquisition and joint venture strategy include:

•	potential disruptions of our ongoing business and distraction of management;

•	unexpected loss of key employees or customers of the acquired company;

•	conforming the acquired company's standards, processes, procedures and controls with our operations;

•	coordinating new product and process development;

•	hiring additional management and other critical personnel; and

•	increasing the scope, geographic diversity and complexity of our operations
In addition, we may encounter unforeseen obstacles or costs in the integration of acquired businesses. For example, if we were to acquire an international business, the preparation of the U.S. GAAP financial statements could require significant management resources. Also, the presence of one or more material liabilities of an acquired company that are unknown to us at the time of acquisition may have a material adverse effect on our business. Our acquisition and joint venture strategy may not be successfully received by customers, and we may not realize any anticipated benefits from acquisitions or joint ventures.
In addition, we have selectively made, and may in the future, pursue divestitures of certain of our businesses as one element of our portfolio optimization strategy. Divestitures may require us to separate integrated assets and personnel from our retained businesses and devote our resources to transitioning assets and services to purchasers, resulting in disruptions to our ongoing business and distraction of management. Divestitures may alter synergies we expect to achieve from the Momentive Combination.

Risks Related to Our Indebtedness
We may be unable to generate sufficient cash flows from operations to meet our consolidated debt service payments.
We have substantial consolidated indebtedness. As of December 31, 2010, we had $3,672 of consolidated outstanding indebtedness, including payments due within the next twelve months and short-term borrowings. In 2011, based on our consolidated indebtedness outstanding at December 31, 2010 our annualized cash interest expense is projected to be approximately $320 based on interest rates at December 31, 2010, of which $221 represents cash interest expense on fixed-rate obligations, including variable rate debt subject to interest rate swap agreements.
Our ability to generate sufficient cash flows from operations to make scheduled debt service payments depends on a range of economic, competitive and business factors, many of which are outside of our control. Our business may generate insufficient cash flows from operations to meet our debt service and other obligations, and currently anticipated cost savings, working capital reductions and operating improvements may not be realized on schedule, or at all. If we are unable to meet our expenses and debt service obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets or issue additional equity securities. We may be unable to refinance any of our indebtedness, sell assets or issue equity securities on commercially reasonable terms, or at all, which could cause us to default on our obligations and result in the acceleration of our debt obligations. Our inability to generate sufficient cash flow to satisfy our outstanding debt obligations, or to refinance our obligations on commercially reasonable terms, would have a material adverse effect on our business, financial condition and results of operations.
Our substantial indebtedness exposes us to significant interest expense increases if interest rates increase.
$1 billion, or approximately 29% of our borrowings as of December 31, 2010, were at variable interest rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Assuming our consolidated variable interest rate indebtedness outstanding as of December 31, 2010 remains the same, an increase of 1% in the interest rates payable on our variable rate indebtedness would increase our 2011 annual estimated debt-service requirements by approximately $14. Accordingly, an increase in interest rates from current levels could cause our annual debt-service obligations to increase significantly.
Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.
Our substantial consolidated indebtedness could have other important consequences, including but not limited to the following:

•	it may limit our flexibility in planning for, or reacting to, changes in our operations or business;

•	we are more highly leveraged than many of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable to downturns in our business or the economy;

•	a substantial portion of our cash flows from operations will be dedicated to the repayment of our indebtedness and will not be available for other purposes;

•	it may restrict us from making strategic acquisitions, introducing new technologies, or exploiting business opportunities;

•	it may make it more difficult for us to satisfy our obligations with respect to our existing indebtedness;

•	it may adversely affect terms under which suppliers provide material and services to us;

•	it may limit our ability to borrow additional funds or dispose of assets; and

•	it may limit our ability to fully achieve possible cost savings from the Momentive Combination.
There would be a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing, as needed.
Despite our substantial indebtedness, we may still be able to incur significant additional indebtedness. This could intensify the risks described above.
We may be able to incur substantial additional indebtedness in the future. Although the terms governing our indebtedness contain restrictions on our ability to incur additional indebtedness, these restrictions are subject to numerous qualifications and exceptions, and the indebtedness we may incur in compliance with these restrictions could be substantial. Increasing our indebtedness could intensify the risks described above.
The terms governing our outstanding debt, including restrictive covenants, may adversely affect our operations.
The terms governing our outstanding debt contain, and any future indebtedness we incur would likely contain, numerous restrictive covenants that impose significant operating and financial restrictions on our ability to, among other things:

•	incur or guarantee additional debt;

•	pay dividends and make other distributions to our stockholders;

•	create or incur certain liens;

•	make certain loans, acquisitions, capital expenditures or investments;

•	engage in sales of assets and subsidiary stock;

•	enter into sale/leaseback transactions;

•	enter into transactions with affiliates; and

•	transfer all or substantially all of our assets or enter into merger or consolidation transactions.
In addition, at any time that loans or letters of credit are outstanding and not cash collateralized thereunder, the agreement governing our revolving credit facility, which is part of our senior secured credit facilities , require us to maintain a specified leverage ratio. At December 31, 2010, we were in compliance with our leverage ratio maintenance covenant set forth in our senior secured credit facilities. If business conditions weaken, we may not comply with our leverage ratio covenant for future periods. If we are at risk of failing to comply with our leverage ratio covenant, we would pursue additional cost saving actions, restructuring initiatives or other business or capital structure optimization measures available to us to remain in compliance with these covenants, but any such measures may be unsuccessful or may be insufficient to maintain compliance with our leverage ratio covenants.
A failure to comply with the covenants contained in our senior secured credit facilities, the indentures governing notes issued or guaranteed by our subsidiaries or their other existing indebtedness could result in an event of default under the existing agreements that, if not cured or waived, would have a material adverse effect on our business, financial condition and results of operations.
In particular, a breach of a leverage ratio covenant would result in an event of default under our revolving credit facility. Pursuant to the terms of our credit agreement, our direct parent company has the right but not the obligation to cure such default through the purchase of additional equity in up to three of any four consecutive quarters. If a breach of a leverage ratio covenant is not cured or waived, or if any other event of default under a senior secured credit facility occurs, the lenders under such credit agreement:

•	would not be required to lend any additional amounts to us;

•
could elect to declare all borrowings outstanding under such revolving credit facility, together with accrued and unpaid interest and fees, due and payable and could demand cash collateral for all letters of credit issued thereunder;

•	could elect to declare all borrowings outstanding under the term loan facility, together with accrued and unpaid interest and fees, due and payable;

•	could require us to apply all of our available cash to repay these borrowings; and/or

•	could prevent us from making payments on our notes;
any or all of which could result in an event of default under our notes.
If the indebtedness under our senior secured credit facilities or our existing notes were to be accelerated after an event of default, our respective assets may be insufficient to repay such indebtedness in full and our lenders could foreclose on the assets pledged under the applicable facility. Under these circumstances, a refinancing or additional financing may not be obtainable on acceptable terms, or at all, and we may be forced to explore a restructuring.
In addition the terms governing our indebtedness limit our ability to sell assets and also restrict the use of proceeds from that sale, including restrictions on transfers from us to MPM and vice versa. We may be unable to sell assets quickly enough or for sufficient amounts to enable us to meet our obligations. Furthermore, a substantial portion of our assets are, and may continue to be, intangible assets. Therefore, it may be difficult for us to pay our consolidated debt obligations in the event of an acceleration of any of our consolidated indebtedness.
We may be unable to generate sufficient cash flow from operations to pay dividends or distributions to our direct parent company in amounts sufficient for it to pay its debt.
Our direct parent company has incurred substantial indebtedness, and likely will need to rely upon distributions from us to pay such indebtedness. As of December 31, 2010, the aggregate principal amount outstanding of MSC Holdings' term loans was $208. These notes accrue interest in-kind until maturity if elected by MSC Holdings.
We and our subsidiaries may not generate sufficient cash flow from operations to pay dividends or distributions in amounts sufficient to allow our direct parent company to pay principal and cash interest on its debt upon maturity. If our direct parent company is unable to meet its debt service obligations, it could attempt to restructure or refinance their indebtedness or seek additional equity capital. It may be unable to accomplish these actions on satisfactory terms, if at all. A default under our direct parent company's debt instruments could lead to a change of control under our debt instruments and lead to an acceleration of all outstanding loans under our senior secured credit facilities and other indebtedness.

Repayment of our debt, including required principal and interest payments, depends on cash flow generated by our subsidiaries, which may be subject to limitations beyond our control.
Our subsidiaries own a significant portion of our consolidated assets and conduct a significant portion of our consolidated operations. Repayment of our indebtedness depends, to a significant extent, on the generation of cash flow and the ability of our subsidiaries to make cash available to us by dividend, debt repayment or otherwise. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments on our indebtedness. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from subsidiaries. While there are limitations on the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make intercompany payments, these limitations are subject to certain qualifications and exceptions. In the event that we are unable to receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.
A downgrade in our debt ratings could restrict our access to, and negatively impact the terms of, current or future financings or trade credit.
Standard & Poor's Ratings Services and Moody's Investors Service maintain credit ratings on us and certain of our debt. Each of these ratings is currently below investment grade. Any decision by these ratings agencies to downgrade such ratings or put them on negative watch in the future could restrict our access to, and negatively impact the terms of, current or future financings and trade credit extended by our suppliers of raw materials or other vendors.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults upon Senior Securities
There were no defaults upon senior securities during the first three months of 2011.

Item 4.    Reserved

Item 5.    Other Information
None.

Item 6.    Exhibits

10.1	Momentive Performance Materials Holdings LLC 2011 Incentive Compensation Plan

10.2	Amendment Two to Second Amended and Restated Norco Site Services, Utilities, Materials and Facilities Agreement dated January 1, 2011 between Shell Chemical L.P. and Momentive Specialty Chemicals Inc.

31.1	Rule 13a-14 Certifications

(a) Certificate of the Chief Executive Officer

(b) Certificate of the Chief Financial Officer

32.1	Section 1350 Certifications

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOMENTIVE SPECIALTY CHEMICALS INC.

Date:	May 13, 2011	/s/ William H. Carter
William H. Carter
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)