Form 10-Q
period 2011-06-30
MOMENTIVE SPECIALTY CHEMICALS INC.
filed 2011-08-12
CIK 13239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒ No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒.
Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on August 1, 2011: 82,556,847

MOMENTIVE SPECIALTY CHEMICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
MOMENTIVE SPECIALTY CHEMICALS INC. (Unaudited)

	Three Months Ended June 30,
(In millions)	2011	2010
Net sales	$1,438	$1,156
Cost of sales	1,223	969
Gross profit	215	187
Selling, general and administrative expense	87	85
Push-down of income recovered by owner	—	(28)
Asset impairments	18	—
Other operating income, net	(18)	(2)
Operating income	128	132
Interest expense, net	65	72
Other non-operating expense, net	—	3
Income from continuing operations before income tax and earnings from unconsolidated entities	63	57
Income tax expense	—	13
Income from continuing operations before earnings from unconsolidated entities	63	44
Earnings from unconsolidated entities, net of taxes	3	2
Net income from continuing operations	66	46
Net (loss) income from discontinued operations, net of taxes	(3)	6
Net income	$63	$52
Comprehensive income (loss)	$84	$(2)
See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
MOMENTIVE SPECIALTY CHEMICALS INC. (Unaudited)

	Six Months Ended June 30,
(In millions)	2011	2010
Net sales	$2,732	$2,203
Cost of sales	2,308	1,879
Gross profit	424	324
Selling, general and administrative expense	171	158
Push-down of income recovered by owner	—	(28)
Asset impairments	18	—
Other operating income, net	(13)	(3)
Operating income	248	197
Interest expense, net	129	135
Loss on extinguishment of debt	—	8
Other non-operating (income) expense, net	(2)	3
Income from continuing operations before income tax and earnings from unconsolidated entities	121	51
Income tax expense	3	17
Income from continuing operations before earnings from unconsolidated entities	118	34
Earnings from unconsolidated entities, net of taxes	6	4
Net income from continuing operations	124	38
Net income from discontinued operations, net of taxes	2	7
Net income	$126	$45
Comprehensive income (loss)	$177	$(35)
See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
MOMENTIVE SPECIALTY CHEMICALS INC. (Unaudited)

(In millions, except share data)	June 30, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents (including restricted cash of $4 and $6, respectively)	$196	$186
Short-term investments	6	6
Accounts receivable (net of allowance for doubtful accounts of $22 and $24, respectively)	811	527
Inventories:
Finished and in-process goods	346	266
Raw materials and supplies	139	109
Other current assets	86	79
Discontinued operations	—	243
Total current assets	1,584	1,416
Other assets, net	165	153
Property and equipment
Land	83	78
Buildings	315	295
Machinery and equipment	2,404	2,244
	2,802	2,617
Less accumulated depreciation	(1,479)	(1,350)
	1,323	1,267
Goodwill	175	169
Other intangible assets, net	116	132
Total assets	$3,363	$3,137
Liabilities and Deficit
Current liabilities
Accounts and drafts payable	$579	$414
Debt payable within one year	89	82
Affiliated debt payable within one year	2	2
Interest payable	59	69
Income taxes payable	20	24
Accrued payroll and incentive compensation	62	65
Other current liabilities	143	150
Discontinued operations	—	59
Total current liabilities	954	865
Long-term liabilities
Long-term debt	3,450	3,488
Affiliated long-term debt	100	100
Long-term pension and post employment benefit obligations	213	208
Deferred income taxes	107	110
Other long-term liabilities	156	160
Advance from affiliates	225	225
Total liabilities	5,205	5,156
Commitments and contingencies (See Note 7)
Deficit
Common stock—$0.01 par value; 300,000,000 shares authorized, 170,605,906 issued and 82,556,847 outstanding at June 30, 2011 and December 31, 2010	1	1
Paid-in capital	326	324
Treasury stock, at cost—88,049,059 shares	(296)	(296)
Note receivable from parent	(24)	(24)
Accumulated other comprehensive income	139	88
Accumulated deficit	(1,989)	(2,115)
Total Momentive Specialty Chemicals Inc. shareholder’s deficit	(1,843)	(2,022)
Noncontrolling interest	1	3
Total deficit	(1,842)	(2,019)
Total liabilities and deficit	$3,363	$3,137
See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
MOMENTIVE SPECIALTY CHEMICALS INC. (Unaudited)

	Six Months Ended June 30,
(In millions)	2011	2010
Cash flows used in operating activities
Net income	$126	$45
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	86	86
Pushdown of income recovered by owner	—	(28)
Deferred tax (benefit) expense	(12)	2
Write-off of deferred financing fees	—	7
Non-cash asset impairments	18	—
Other non-cash adjustments	(5)	8
Net change in assets and liabilities:
Accounts receivable	(218)	(236)
Inventories	(83)	(89)
Accounts and drafts payable	138	111
Income taxes payable	2	3
Other assets, current and non-current	18	(15)
Other liabilities, current and long-term	(113)	(2)
Net cash used in operating activities	(43)	(108)
Cash flows provided by (used in) investing activities
Capital expenditures	(71)	(47)
Capitalized interest	—	(1)
Purchases of debt securities	—	(2)
Change in restricted cash	2	4
Deconsolidation of variable interest entities	—	(4)
(Funds remitted to) dividends from unconsolidated affiliates, net	(1)	3
Proceeds from sale of businesses, net of cash transferred	173	—
Proceeds from sale of assets	—	12
Net cash provided by (used in) investing activities	103	(35)
Cash flows (used in) provided by financing activities
Net short-term debt repayments	(8)	—
Borrowings of long-term debt	409	1,379
Repayments of long-term debt	(451)	(1,222)
Long-term debt and credit facility financing fees	(1)	(33)
Net cash (used in) provided by financing activities	(51)	124
Effect of exchange rates on cash and cash equivalents	3	(4)
Increase (decrease) in cash and cash equivalents	12	(23)
Cash and cash equivalents (unrestricted) at beginning of period	180	135
Cash and cash equivalents (unrestricted) at end of period	$192	$112
Supplemental disclosures of cash flow information
Cash paid for:
Interest, net	$135	$97
Income taxes, net of cash refunds	12	20
See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF DEFICIT AND COMPREHENSIVE INCOME
MOMENTIVE SPECIALTY CHEMICALS INC. (Unaudited)

(In millions)	Common Stock	Paid-in Capital	Treasury Stock	Note Receivable From Parent	Accumulated Other Comprehensive Income (a)	Accumulated Deficit	Total Momentive Specialty Chemicals Inc. Members' Deficit	Noncontrolling Interest	Total
Balance at December 31, 2010	$1	$324	$(296)	$(24)	$88	$(2,115)	$(2,022)	$3	$(2,019)
Net income	—	—	—	—	—	126	126	—	126
Translation adjustments	—	—	—	—	51	—	51	—	51
Comprehensive income							177	—	177
Stock-based compensation expense	—	3	—	—	—	—	3	—	3
Distribution declared to parent	—	(1)	—	—	—	—	(1)	—	(1)
Divestiture of IAR business	—	—	—	—	—	—	—	(2)	(2)
Balance at June 30, 2011	$1	$326	$(296)	$(24)	$139	$(1,989)	$(1,843)	$1	$(1,842)

(a)
Accumulated other comprehensive income at June 30, 2011 represents $224 of net foreign currency translation gains, net of tax, $2 of net deferred losses on cash flow hedges and a $83 unrealized loss, net of tax, related to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement plans. Accumulated other comprehensive income at December 31, 2010 represents $173 of net foreign currency translation gains, net of tax, $2 of net deferred losses on cash flow hedges and a $83 unrealized loss, net of tax, related to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement benefit plans.

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In millions, except share and common unit data)

1. Background and Basis of Presentation
Based in Columbus, Ohio, Momentive Specialty Chemicals Inc., (which may be referred to as "MSC" or the "Company") serves global industrial markets through a broad range of thermoset technologies, specialty products and technical support for customers in a diverse range of applications and industries. The Company's business is organized based on the products offered and the markets served. At June 30, 2011, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins.
The Company's direct parent is Momentive Specialty Chemicals Holdings LLC ("MSC Holdings"), a holding company and wholly owned subsidiary of Momentive Performance Materials Holdings LLC ("Momentive Holdings"), the ultimate parent entity of MSC. Momentive Holdings is controlled by investment funds (the “Apollo Funds”) managed by affiliates of Apollo Management Holdings, L.P. (together with Apollo Global Management, LLC and its subsidiaries, “Apollo”). Apollo may also be referred to as the Company's owner.
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
Impairment—The Company reviews long-lived definite-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability is based on estimated undiscounted cash flows. Measurement of the loss, if any, is based on the difference between the carrying value and fair value.
During the three and six months ended June 30, 2011, as a result of the loss of a large customer that went out of business in the second quarter of 2011 and continued competitive pressures resulting in successive periods of negative cash flows associated with certain assets within the Company's European forest products business, the Company recorded impairments of $18 on certain of its long-lived assets in its Forest Products Resins segment.
Subsequent Events—The Company has evaluated events and transactions subsequent to June 30, 2011 through the time that it files its unaudited Condensed Consolidated Financial Statements.
Reclassifications—Certain prior period balances have been reclassified to conform with current presentations.
Recently Issued Accounting Standards
Newly Adopted Accounting Standards
There were no newly issued accounting standards adopted by the Company in the first half of 2011.
Newly Issued Accounting Standards
In June 2011, the FASB issued Accounting Standards Update No. 2011-05: Comprehensive Income (“ASU 2011-05”). ASU 2011-05 amends current presentation guidance by eliminating the option for an entity to present the components of comprehensive income as part of the statement of changes in stockholder's equity and requires presentation of comprehensive income in a single continuous financial statement or in two separate but consecutive financial statements. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 will be effective for the Company on January 1, 2012. The Company is currently assessing the impact of ASU 2011-05 to the presentation of its Statement of Comprehensive Income within its unaudited financial statements.

3. Discontinued Operations

North American Coatings and Composites Resins business
On May 31, 2011, the Company sold its North American coatings and composites resins (“CCR”) business to PCCR USA, Inc. ("PCCR"), a subsidiary of Investindustrial, a European investment group. The CCR business is engaged in the production of coating resins for architectural and original equipment manufacturers, alkyd resins, as well as composite resins for construction, transportation, consumer goods, marine and other applications and includes four manufacturing facilities in the United States.
In conjunction with the sale, as part of a Transitional Services Agreement, the Company is providing certain transitional services to PCCR for a period of nine months, with an option held by PCCR to extend the Transitional Services Agreement by three months. The purpose of these services is to provide short-term assistance to PCCR in assuming the operations of the CCR business. These services do not confer to the Company the ability to influence the operating or financial policies of the CCR business under its new ownership. The Company’s cash inflows and outflows from these services are expected to be insignificant during the transition period.
For the three and six months ended June 30, 2011, the CCR business had net sales of $49 and $114, respectively and pre-tax loss of $3 and $3, respectively. The CCR business had net sales of $62 and $113, for the three and six months ended June 30, 2010, respectively and pre-tax loss of $0 and $1 for the three and six months ended June 30, 2010, respectively. The CCR business is reported as a discontinued operation for all periods presented and was previously included in the Coatings segment in 2010 and the Epoxy, Phenolic and Coating Resins segment beginning in 2011 as a result of the Company's change in reportable segments in the first quarter of 2011 (see Note 9).
In addition, the Company incurred approximately $1 and $2 of transaction and other costs for the three and six months ended June 30, 2011, respectively. The Company recorded a loss on sale of the CCR business of $1 in the three and six months ended June 30, 2011.
IAR business
On January 31, 2011, the Company sold its Inks and Adhesive Resins (“IAR”) business to Harima Chemicals Inc ("Harima") for a purchase price of $120. The IAR business is engaged in the production of naturally derived resins and related products primarily used for the manufacture of printing inks, adhesives, synthetic rubber, specialty coatings and aroma chemicals and includes 11 manufacturing facilities in the United States, Europe and the Asia-Pacific region.
Harima also paid $14 for cash and $8 for working capital transferred to Harima at the time of closing as part of the Purchase Agreement, less indebtedness and pension plan liability transferred to Harima of $4. In the first quarter of 2011, a subsequent adjustment to the purchase price of $2 was accrued based upon the final expected working capital settlement as defined by the Purchase Agreement.
In conjunction with the sale, as part of a Transitional Services Agreement, the Company is providing certain transitional services to Harima for a period of six months. The purpose of these services is to provide short-term assistance to Harima in assuming the operations of the IAR business. These services do not confer to the Company the ability to influence the operating or financial policies of the IAR business under its new ownership. The Company’s cash inflows and outflows from these services are expected to be insignificant during the transition period.
The IAR business had net sales of $31 and and pre-tax income of $6 for the six months ended June 30, 2011. For the three and six months ended June 30, 2010, the IAR business had net sales of $86 and $163, respectively and pre-tax income of $5 and $9, respectively. The IAR business is reported as a discontinued operation for all periods presented.
In addition, the Company incurred approximately $4 in transaction and other costs for the year ended December 31, 2010. The Company accrued a loss on sale of the IAR business of $1 in the fourth quarter of 2010.

The aggregate carrying values of the IAR and CCR businesses were $140 and $44, respectively, as of December 31, 2010. The major classes of assets and liabilities of discontinued operations included in the unaudited Condensed Consolidated Balance Sheets are as follows:

	December 31, 2010
	IAR business	CCR business	Total Discontinued Operations
Assets:
Accounts Receivable	$69	$20	$89
Inventories	42	21	63
Other current assets	6	1	7
Total current assets	117	42	159
Property and equipment, net	54	21	75
Other intangible assets, net	6	—	6
Other assets	3	—	3
Total noncurrent assets	63	21	84
Total assets of discontinued operations	$180	$63	$243

Liabilities:
Accounts and drafts payable	$24	$16	$40
Other current liabilities	7	3	10
Total current liabilities	31	19	50
Long-term debt	4	—	4
Other long-term liabilities	5	—	5
Total noncurrent liabilities	9	—	9
Total liabilities of discontinued operations	$40	$19	$59

4. Related Party Transactions
Administrative Service, Management and Consulting Arrangements
The Company is subject to a seven-year Amended and Restated Management Consulting Agreement with Apollo (the “Management Consulting Agreement”) that terminates on May 31, 2012 with an automatic one year extension provided on an annual basis, unless notice to the contrary is given by either party. Under the Management Consulting Agreement, the Company receives certain structuring and advisory services from Apollo and its affiliates. The Management Consulting Agreement provides indemnification to Apollo, its affiliates and their directors, officers and representatives for potential losses arising from these services. Apollo is entitled to an annual fee equal to the greater of $3 or 2% of the Company's Adjusted EBITDA. Apollo elected to defer payment of any portion of the annual fee due in excess of $3 for the years ended December 31, 2011, 2010, 2008 and 2007. Due to the economic downturn, Apollo elected to waive payment of the 2009 fee in its entirety.
During the three and six months ended June 30, 2011, the Company recognized expense under the Management Consulting Agreement of $1 and $2, respectively. These amounts are included in Other operating expense, net in the Company’s unaudited Condensed Consolidated Statements of Operations.
Apollo Notes Registration Rights Agreements
On November 5, 2010, in connection with the issuance of the Company's 9.00% Second-Priority Senior Secured Notes due 2020, the Company entered into a separate registration rights agreement with Apollo. The registration rights agreements give Apollo the right to make three requests by written notice to the Company specifying the maximum aggregate principal amount of notes to be registered. The agreements require the Company to file a registration statement with respect to the notes it issued to Apollo as promptly as possible following receipt of each such notice. There are no cash or additional penalties under the registration rights agreements resulting from delays in registering the notes.
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
Pursuant to this agreement, during the six months ended June 30, 2011, the Company incurred approximately $94 of costs for shared services and MPM incurred approximately $83 of costs for shared services (excluding, in each case, costs allocated 100% to one party). During the six months ended June 30, 2011, the Company realized approximately $14 in cost savings as a result of the Shared Services Agreement. MSC billed MPM approximately $4 which represents a true-up payment to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to 51% for the Company and 49% for MPM. The true-up amount is included in Other operating expense, net, in the unaudited Condensed Consolidated Statements of Operations. The Company has accounts receivable from MPM of $4 at June 30, 2011 and accounts payable to MPM of $1 as of December 31, 2010.
Financing Agreements
In connection with the terminated Huntsman merger and related litigation settlement agreement and release among the Company, Huntsman and other parties entered into on December 14, 2008, the Company paid Huntsman $225. The settlement payment was funded to the Company by an advance from Apollo, while reserving all rights with respect to reallocation of the payments to other affiliates of Apollo. Under the provisions of the settlement agreement and release, the Company is only contractually obligated to reimburse Apollo for any insurance recoveries on the $225 settlement payment, net of expense incurred in obtaining such recoveries. Apollo has agreed that the payment of any such insurance recoveries will satisfy the Company’s obligation to repay amounts received under the $225 advance. The Company has recorded the $225 settlement payment advance as a long-term liability at June 30, 2011. As of June 30, 2011, the Company has not recovered any insurance proceeds related to the $225 settlement payment.
In addition, certain affiliates of Apollo have agreed to make a $200 investment in Momentive Holdings. Certain affiliates of Apollo have entered into a commitment letter with the Company and MSC Holdings pursuant to which they committed to purchase $200 in preferred units and warrants to purchase 28,785,935 common units of Momentive Holdings by December 31, 2011. The preferred units have an aggregate liquidation value equal to $200, plus accrued but unpaid distributions. Momentive Holdings has agreed to contribute any proceeds from the issuance of preferred or common units under this agreement as a capital contribution to MSC Holdings, and MSC Holdings has agreed to contribute such amounts as a capital contribution to the Company.
In conjunction with and prior to the purchase of all the preferred shares and warrants, certain affiliates of Apollo also committed to provide liquidity facilities to the Company on an interim basis. The aggregate liquidity facilities outstanding, together with the purchase price for any purchased preferred shares and warrants, will at no time exceed $200. In connection therewith, the Company has $100 in term loans outstanding with affiliates of Apollo which will mature on December 31, 2011, with interest at adjusted LIBOR plus 2.25%. The Company also has $2 outstanding with an affiliate of Apollo, which is due upon demand. The weighted average interest rate of affiliated borrowings at June 30, 2011 was 2.57%.
Purchase of MSC Holdings debt
In 2009, the Company purchased $180 in face value of the outstanding MSC Holdings LLC PIK Debt Facility for $24, including accrued interest. The loan receivable from MSC Holdings has been recorded at its acquisition value of $24 as a reduction of equity in the unaudited Condensed Consolidated Statement of Deficit and Comprehensive Income as MSC Holdings is the Company’s parent. In addition, at June 30, 2011 the Company has not recorded accretion of the purchase discount or interest income as ultimate receipt of these cash flows is under the control of MSC Holdings. The Company will continue to assess the collectibility of these cash flows to determine future amounts to record, if any.
Purchases and Sales of Products and Services with Apollo Affiliates
The Company sells products to certain Apollo affiliates and members of Momentive Holdings. These sales were less than $1 and $1 for the three months ended June 30, 2011 and 2010, respectively, and $1 for the six months ended June 30, 2011 and 2010. Accounts receivable from these affiliates were $1 and less than $1 at June 30, 2011 and December 31, 2010, respectively. The Company also purchases raw materials and services from certain Apollo affiliates. These purchases were $14 and $5 for the three months ended June 30, 2011 and 2010, respectively, and $20 and $7 for the six months ended June 30, 2011 and 2010, respectively. The Company had accounts payable to Apollo affiliates of $2 and $1 at June 30, 2011 and December 31, 2010, respectively.
Other Transactions and Arrangements
The Company sells finished goods to and purchases raw materials from its foundry joint venture between the Company and Delta-HA, Inc. ("HAI"). The Company also provides toll-manufacturing and other services to HAI. The Company’s investment in HAI is recorded under the equity method of accounting and the related sales and purchases are not eliminated from the Company’s unaudited Condensed Consolidated Financial Statements. However, any profit on these transactions is eliminated in the Company’s unaudited Condensed Consolidated Financial Statements to the extent of the Company’s 50% interest in HAI. Sales and services provided to HAI were $48 and $24 for the three months ended June 30, 2011 and 2010, respectively, and $77 and $45 for the six months ended June 30, 2011 and 2010, respectively. Accounts receivable from HAI were $21 and $13 at June 30, 2011 and December 31, 2010, respectively. Purchases from HAI were $32 and $36 for the three months ended June 30, 2011and 2010, respectively, and $46 for the six months ended June 30, 2011 and 2010. The Company had accounts payable to HAI of $7 and $2 at June 30, 2011 and December 31, 2010, respectively. Additionally, HAI declared a dividend of $5 and $4 in the three months ended June 30, 2011 and 2010, respectively. No amounts remain outstanding related to these previously declared dividends as of June 30, 2011.

The Company’s purchase contracts with HAI represent a significant portion of HAI’s total revenue. In addition, the Company has pledged its member interest in HAI as collateral on HAI’s revolving line of credit. These factors result in the Company absorbing the majority of the risk to potential losses or gains from a majority of the expected returns. However, the Company does not have the power to direct the activities that most significantly impact HAI, and therefore, does not have a controlling financial interest. The carrying value of HAI’s assets were $51 and $44 at June 30, 2011 and December 31, 2010, respectively. The carrying value of HAI’s liabilities were $27 and $22 at June 30, 2011 and December 31, 2010, respectively.
The Company has a loan receivable from its unconsolidated forest products joint venture in Russia of $4 as of June 30, 2011 and December 31, 2010.

5. Fair Value
Fair value measurement provisions establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. This guidance describes three levels of inputs that may be used to measure fair value:

•	Level 1: Inputs are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date.

•	Level 3: Unobservable inputs, for example, inputs derived through extrapolation or interpolation that cannot be corroborated by observable market data.
Recurring Fair Value Measurements
Following is a summary of assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010:

	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
June 30, 2011
Derivative liabilities	$—	$(9)	$—	$(9)
December 31, 2010
Derivative liabilities	—	(10)	—	(10)
Level 1 primarily consists of financial instruments traded on exchange or futures markets. Level 2 includes those derivative instruments transacted primarily in over the counter markets.
The Company calculates the fair value of its derivative liabilities using quoted market prices whenever available. When quoted market prices are not available, the Company uses standard pricing models with market-based inputs, adjusted for nonperformance risk. When its financial instruments are in a liability position, the Company evaluates its credit risk as a component of fair value. At June 30, 2011 and December 31, 2010, no adjustment was made by the Company to reduce its derivative liabilities for nonperformance risk.
When its financial instruments are in an asset position, the Company is exposed to credit loss in the event of nonperformance by other parties to these contracts and evaluates their credit risk as a component of fair value.

Non-recurring Fair Value Measurements
Following is a summary of losses as a result of the Company measuring assets at fair value on a non-recurring basis during the three and six months ended June 30, 2011:

	Three months ended June 30, 2011	Six months ended June 30, 2011
Long-lived assets held and used	$18	$18
As a result of the loss of a large customer that went out of business in the second quarter of 2011 and continued competitive pressures resulting in successive periods of negative cash flows associated with certain assets within the Company's European forest products business, the Company has written down long-lived assets with a carrying value of $29 to fair value of $11, resulting in an impairment charge of $18 for the three and six months ended June 30, 2011. These assets were valued using a discounted cash flow analysis based on assumptions that market participants would use and incorporates probability-weighted cash flows based on the likelihood of various possible scenarios. Key inputs in the model included projected revenues, operating expenses, and asset usage charges associated with certain intangible assets.

Non-derivative Financial Instruments
The following table summarizes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt	$3,641	$3,627	$3,672	$3,708
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

6. Derivative Instruments and Hedging Activities

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

The following tables summarize the Company’s derivative financial instruments:

		June 30, 2011		December 31, 2010
Liability Derivatives	Balance Sheet Location	Notional Amount	Fair Value Liability	Notional Amount	Fair Value Liability
Derivatives designated as hedging instruments
Interest Rate Swaps
Interest swap – 2007	Other current liabilities	$—	$—	$375	$(5)
Interest swap – 2010	Other current liabilities	350	(3)	350	(2)
Total derivatives designated as hedging instruments			$(3)		$(7)
Derivatives not designated as hedging instruments
Foreign Exchange and Interest Rate Swaps
Cross-Currency and Interest Rate Swap	Other current liabilities	$25	$(5)	$25	$(3)
Interest Rate Swap
Interest swap – Australia Multi-Currency Term	Other current liabilities	22	—	22	—
Commodity Contracts
Electricity contracts	Other current liabilities	3	(1)	4	—
Natural gas futures	Other current liabilities	2	—	2	—
Total derivatives not designated as hedging instruments			$(6)		$(3)

Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized in OCI on Derivative for the three months ended:		Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income for the three months ended:
	June 30, 2011	June 30, 2010		June 30, 2011	June 30, 2010
Interest Rate Swaps
Interest swap – 2007	$—	$—	Interest expense, net	$—	$(6)
Interest swap – 2010	(2)	—	Interest expense, net	(1)	—
Total	$(2)	$—		$(1)	$(6)

Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized in OCI on Derivative for the six months ended:		Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income for the six months ended:
	June 30, 2011	June 30, 2010		June 30, 2011	June 30, 2010
Interest Rate Swaps
Interest swap – 2007	$—	$(1)	Interest expense, net	$—	$(13)
Interest swap – 2010	(2)	—	Interest expense, net	(2)	—
Total	$(2)	$(1)		$(2)	$(13)

Derivatives Not Designated as Hedging Instruments	Amount of Gain Recognized in Income on Derivative for the three months ended:		Location of Gain Recognized in Income on Derivative
	June 30, 2011	June 30, 2010
Foreign Exchange and Interest Rate Swaps
Cross-Currency and Interest Rate Swap	$—	$2	Other non-operating expense, net
Interest Rate Swap
Interest swap - Australia Multi-Currency Term	—	1	Other non-operating expense, net
Commodity Contracts
Electricity contracts	(1)	1	Cost of sales
Natural gas futures	—	—	Cost of sales
Total	$(1)	$4

Derivatives Not Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in Income on Derivative for the six months ended:		Location of (Loss) Gain Recognized in Income on Derivative
	June 30, 2011	June 30, 2010
Foreign Exchange and Interest Rate Swaps
Cross-Currency and Interest Rate Swap	$(2)	$4	Other non-operating expense, net
Interest Rate Swap
Interest swap - Australia Multi-Currency Term	—	1	Other non-operating expense, net
Commodity Contracts
Electricity contracts	(1)	1	Cost of sales
Natural gas futures	—	(1)	Cost of sales
Total	$(3)	$5
7. Commitments and Contingencies
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
The following table summarizes all probable environmental remediation, indemnification and restoration liabilities, including related legal expenses, at June 30, 2011 and December 31, 2010:

	Number of Sites		Liability		Range of Reasonably Possible Costs
Site Description	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	Low	High
Geismar, LA	1	1	$17	$17	$10	$25
Superfund and offsite landfills – allocated share:
Less than 1%	28	29	1	1	1	2
Equal to or greater than 1%	12	12	7	7	6	13
Currently-owned	18	21	7	9	4	12
Formerly-owned:
Remediation	10	10	1	1	1	10
Monitoring only	6	7	1	1	—	1
	75	80	$34	$36	$22	$63
These amounts include estimates for unasserted claims that the Company believes are probable of loss and reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of a range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. At June 30, 2011 and December 31, 2010, $10 and $10, respectively, has been included in Other current liabilities in the unaudited Condensed Consolidated Balance Sheets with the remaining amount included in Other long-term liabilities.
Following is a discussion of the Company’s environmental liabilities and the related assumptions at June 30, 2011:
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
In addition, the Company is responsible for a number of sites that require monitoring where no additional remediation is expected. The Company has established reserves for costs related to these sites. Payment of these liabilities is anticipated to occur over the next ten or more years. The ultimate cost to the Company will be influenced by fluctuations in projected monitoring periods or by findings that are different than anticipated.
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
Non-Environmental Legal Matters
The Company is involved in various legal proceedings in the ordinary course of business and has reserves of $8 and $11 at June 30, 2011 and December 31, 2010, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable. At June 30, 2011 and December 31, 2010, $4 and $5, respectively, have been included in Other current liabilities in the unaudited Condensed Consolidated Balance Sheets with the remaining amount included in Other long-term liabilities.
Following is a discussion of significant non-environmental legal proceedings:
Brazil Tax Claim— In 1992, the State of Sao Paulo Administrative Tax Bureau issued an assessment against the Company’s Brazilian subsidiary claiming that excise taxes were owed on certain intercompany loans made for centralized cash management purposes. These loans were characterized by the Tax Bureau as intercompany sales. Since that time, management and the Tax Bureau have held discussions and the subsidiary filed an administrative appeal seeking cancellation of the assessment. The Administrative Court upheld the assessment in December 2001. In 2002, the subsidiary filed a second appeal with the highest-level Administrative Court, again seeking cancellation of the assessment. In February 2007, the highest-level Administrative Court upheld the assessment. The Company requested a review of this decision. On April 23, 2008, the Brazilian Administrative Tax Tribunal issued its final decision upholding the assessment against the subsidiary. The Company filed an Annulment action in the Brazilian Judicial Courts in May 2008 along with a request for an injunction to suspend the tax collection. The injunction was denied but the Annulment action is being pursued. The Company has pledged certain properties and assets in Brazil during the pendency of the Annulment action in lieu of paying the assessment. In September 2010, in the Company's favor, the Court adopted its appointed expert's report finding that the transactions in question were intercompany loans. Sao Paulo has mandatory appeal rights but the Court's decision based on the facts is likely to be upheld and therefore, the Company does not believe a loss is probable. At June 30, 2011, the amount of the assessment, including tax, penalties, monetary correction and interest, is 67 Brazilian reais, or approximately $43.
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
Environmental Institution of Paraná IAP—On August 10, 2005, Governo Do Paraná and the Environmental Institution of Paraná IAP, an environmental agency of the Brazilian government, provided Hexion Quimica Industria, our Brazilian subsidiary, with notice of a potential fine of up to $12 in connection with alleged environmental damages to the Port of Paranagua caused in November 2004 by an oil spill from a shipping vessel carrying methanol purchased by the Company. The investigation as to the cause of the accident has not been finalized. In early October 2009, the Company was granted an injunction precluding the imposition of any fines or penalties by the Paraná IAP which was filed in November 2010. The Company has filed an appeal to preclude the Paraná IAP from levying any assessment, and still believes it has a strong defense and does not believe a loss is probable. At June 30, 2011, the amount of the assessment, including tax, penalties, monetary correction and interest, is 27 Brazilian reais, or approximately $17.
Other Legal Matters—The Company is involved in various other product liability, commercial and employment litigation, personal injury, property damage and other legal proceedings in addition to those described above, including actions that allege harm caused by products the Company has allegedly made or used, containing silica, vinyl chloride monomer and asbestos. The Company believes it has adequate reserves and that it is not reasonably possible that a loss exceeding amounts already reserved would be material. Furthermore, the Company has insurance to cover claims of these types.

8. Pension and Postretirement Expense
Following are the components of net pension and postretirement expense (benefit) recognized by the Company for the three and six months ended June 30, 2011 and 2010:

	Pension Benefits				Non-Pension Postretirement Benefits
	Three Months Ended June 30,				Three Months Ended June 30,
	2011		2010		2011		2010
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$—	$2	$1	$2	$—	$—	$—	$—
Interest cost on projected benefit obligation	3	5	3	4	—	—	—	—
Expected return on assets	(4)	(3)	(4)	(3)	—	—	—	—
Amortization of prior service cost (benefit)	—	—	—	1	(2)	—	(2)	—
Recognized actuarial loss	2	—	2	—	—	—	—	—
Net expense (benefit)	$1	$4	$2	$4	$(2)	$—	$(2)	$—

	Pension Benefits				Non-Pension Postretirement Benefits
	Six Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1	$4	$2	$4	$—	$—	$—	$—
Interest cost on projected benefit obligation	6	9	7	8	—	—	—	—
Expected return on assets	(8)	(6)	(8)	(6)	—	—	—	—
Amortization of prior service cost (benefit)	—	—	—	1	(5)	—	(5)	—
Recognized actuarial loss	4	—	4	—	—	—	—	—
Net expense (benefit)	$3	$7	$5	$7	$(5)	$—	$(5)	$—

9. Segment Information
In the first quarter of 2011, the Company completed the sale of the IAR business and moved the oversight and management of the coatings reporting unit into the Epoxy and Phenolic Resins Division, which was renamed the Epoxy, Phenolic and Coating Resins Division. These organizational and internal reporting changes caused the Company to re-evaluate its reportable segments. As a result of these changes, effective in the first quarter of 2011, the results of the Company’s coatings reporting unit, which were previously reported in the Coatings segment, are included within the Epoxy, Phenolic and Coating Resins segment. The prior periods have been recast for comparability purposes. In addition, the Company has renamed its Formaldehyde and Forest Products Resins segment to Forest Products Resins. No changes were made to the product lines that comprise this segment.

The Company's business segments are based on the products that the Company offers and the markets that it serves. At June 30, 2011, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins. A summary of the major products of the Company's reportable segments follows:

•
Epoxy, Phenolic and Coating Resins: epoxy specialty resins, oil field products, versatic acids and derivatives, basic epoxy resins and intermediates, phenolic specialty resins and molding compounds, polyester resins, acrylic resins and vinylic resins

•	Forest Products Resins: forest products resins and formaldehyde applications
In the second quarter of 2011, the Company sold its North American coatings and composites resins (“CCR”) business to PCCR USA, Inc. ("PCCR"), a subsidiary of Investindustrial, a European investment group. The CCR business was previously included in the Coatings segment in 2010 and the Epoxy, Phenolic and Coating Resins segment beginning in 2011 as a result of the change in the Company's reportable segments discussed above. The CCR business is reported as a discontinued operation for all periods presented.

Reportable Segments
Following are net sales and Segment EBITDA (earnings before interest, income taxes, depreciation and amortization) by reportable segment. Segment EBITDA is defined as EBITDA adjusted to exclude certain non-cash, other income and expenses and discontinued operations. Segment EBITDA is the primary performance measure used by the Company's senior management, the chief operating decision-maker and the board of directors to evaluate operating results and allocate capital resources among segments. Segment EBITDA is also the profitability measure used to set management and executive incentive compensation goals. Corporate and Other is primarily corporate general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions, foreign exchange gains and losses and legacy company costs not allocated to continuing segments.
Total assets by segment has been disclosed below due to the changes to the Company's reportable segments in the first half of 2011.

Net Sales to Unaffiliated Customers(1)(2):

	Three months ended June 30(1)(2)		Six months ended June 30(1)(2)
	2011	2010	2011	2010
Epoxy, Phenolic and Coating Resins	$972	$735	$1,818	$1,395
Forest Products Resins	466	421	914	808
	$1,438	$1,156	$2,732	$2,203

Segment EBITDA :

	Three months ended June 30(2)		Six months ended June 30(2)
	2011	2010	2011	2010
Epoxy, Phenolic and Coating Resins	$157	$120	$307	$205
Forest Products Resins	50	50	95	92
Corporate and Other	(18)	(15)	(35)	(26)

Total Assets(2):

	As of June 30, 2011	As of December 31, 2010
Epoxy, Phenolic and Coating Resins	$2,097	$1,815
Forest Products Resins	893	849
Corporate and Other	373	230
Discontinued Operations	—	243
	$3,363	$3,137

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.

(2)
The Company changed its reportable segments in the first quarter of 2011. Prior period balances have been recast to conform to the Company's current reportable segments and to exclude the results of the CCR business, which is reported as a discontinued operation for all periods presented.

Reconciliation of Segment EBITDA to Net Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$157	$120	$307	$205
Forest Products Resins	50	50	95	92
Corporate and Other	(18)	(15)	(35)	(26)

Reconciliation:
Items not included in Segment EBITDA
Push-down of income recovered by owner	—	28	—	28
Asset impairments and other non-cash charges	(21)	(4)	(21)	(5)
Unusual items:
Gain on divestiture of assets	2	2	1	1
Net (loss) income from discontinued operations	(3)	6	2	7
Other	4	(11)	(7)	(16)
Total unusual items	3	(3)	(4)	(8)
Total adjustments	(18)	21	(25)	15
Loss on extinguishment of debt	—	—	—	(8)
Interest expense, net	(65)	(72)	(129)	(135)
Income tax expense	—	(13)	(3)	(17)
Depreciation and amortization	(43)	(39)	(84)	(81)
Net income	$63	$52	$126	$45
 Items not included in Segment EBITDA
Non-cash charges primarily represent stock-based compensation expense and unrealized derivative and foreign exchange gains and losses.
Not included in Segment EBITDA are certain non-cash and other income or expenses that are deemed by management to be unusual in nature. For the three and six months ended June 30, 2011, these items include asset impairments, business optimization expenses, retention program costs and realized foreign exchange gains and losses, offset by a gain recognized on the termination of an operator agreement with a customer. For the three and six months ended June 30, 2010, these items consisted of business realignment costs primarily related to expenses from the Company's productivity program, realized foreign exchange gains and losses and retention program costs. For the six months ended June 30, 2010, these items also consist of financing fees incurred as part of refinancing transaction in the first half of 2010, partially offset by insurance settlements related to previous litigation matters.

10. Stock Option Plans and Stock-Based Compensation
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
Performance-based: Vest upon the earlier of i) two years from the achievement of the targeted common unit value and a realization event or ii) six months from a change of control event and the achievement of the targeted common unit value as defined by the 2011 Equity Plan

Tranche C Options	1,377,787
Performance-based: Vest upon the earlier of i) one year from the achievement of the targeted common unit value and a realization event or ii) six months from a change in control event and the achievement of the targeted common unit value as defined by the 2011 Equity Plan

Restricted Deferred Units ("RDUs"):			N/A
Tranche A RDUs	918,535	Time-vest ratably over 4 years; Accelerated vesting six months from a change in control event as defined by the 2011 Equity Plan
Tranche B RDUs	459,258
Performance-based: Vest upon the earlier of i) two years from the achievement of the targeted common unit value and a realization event or ii) six months from a change of control event and the achievement of the targeted common unit value as defined by the 2011 Equity Plan

Tranche C RDUs	459,258
Performance-based: Vest upon the earlier of i) one year from the achievement of the targeted common unit value and a realization event or ii) six months from a change in control event and the achievement of the targeted common unit value as defined by the 2011 Equity Plan

Unit Options
The Tranche A Options were granted with an aggregate grant date fair value of approximately $6. The fair value of each option was estimated at the grant date using a Black-Scholes option pricing model. The assumptions used to estimate the fair value were a 2.21% risk-free interest rate, a 6.25 year expected life, a 37.4% expected volatility rate and a 0% dividend rate. Compensation cost of $1 and $2 related to these awards was recognized during the three and six months ended June 30, 2011, respectively.
The Tranche B and Tranche C Options were granted with performance and market conditions each with an aggregate grant date fair value of approximately $3. The fair value was estimated at the grant date using a Monte Carlo valuation method, which is a commonly accepted valuation model for awards with market and performance conditions. The Monte Carlo valuation method requires the use of a range of assumptions. The range of risk-free interest rates were 0.16% to 3.49%, expected volatility rates ranged from 34.5% to 41.5% and a 0% dividend rate. The expected life assumption is not used in the Monte Carlo valuation method, but the output of the model indicated a weighted-average expected life of 9.2 years. Compensation cost has not been recognized for the Tranche B and Tranche C Options during the three and six months ended June 30, 2011 because as of June 30, 2011, it is not probable the related options will vest. Compensation cost will be recognized over the service period once the satisfaction of the performance condition is probable.
Restricted Deferred Units
The Tranche A RDUs were granted with an aggregate grant date fair value of approximately $4. Compensation cost of less than $1 and $1 related to these awards was recognized during each of the three and six months ended June 30, 2011, respectively.
The Tranche B RDUs and Tranche C RDUs were granted each with an aggregate grant date fair value of approximately $2. The fair value was estimated at the grant date using the same Monte Carlo valuation method and assumptions. The RDU's have an indefinite life, thus the term used in the valuation model was 30 years, which resulted in a weighted-average expected life of 21.4 years. Compensation cost has not been recognized for the Tranche B RDUs and Tranche C RDUs during the three and six months ended June 30, 2011 because as of June 30, 2011, it is not probable the related restricted deferred units will vest. Compensation cost will be recognized over the service period once the satisfaction of the performance condition is probable.
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

11. Other events
In the second quarter of 2011, the Company agreed to terminate an operator contract ("Contract") with a customer in response to the customer's desire to restructure certain of its manufacturing capacity. The customer agreed to pay the Company a one-time compensation payment of 16 euro, or approximately $23, of which 11 euro, or $15, was paid to the Company in the second quarter of 2011 with the remaining to be paid upon the Company's disabling of the related manufacturing assets. The compensation payment represents a contract termination penalty and payment for all unpaid minimum obligations incurred by the customer to date under the Contract. The Company recorded a net gain of $21 for the three and six months ended June 30, 2011 related to the termination of the Contract, which represents the full compensation payment net of the Company's estimated cost to disable the related manufacturing assets. The amount is recorded in Other operating income, net in the unaudited Condensed Consolidated Statements of Operations.

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
The following information contains the condensed consolidating financial information for MSC (the parent), the Subsidiary Issuers, the combined subsidiary guarantors (Momentive Specialty Chemical Investments Inc.; Borden Chemical Foundry; LLC, Lawter International, Inc.; HSC Capital Corporation; Momentive International, Inc.; Momentive CI Holding Company; NL COOP Holdings LLC and Oilfield Technology Group, Inc.) and the combined non-guarantor subsidiaries, which includes all of the Company’s foreign subsidiaries.
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

MOMENTIVE SPECIALTY CHEMICALS INC.
THREE MONTHS ENDED JUNE 30, 2011
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$617	$—	$—	$912	$(91)	$1,438
Cost of sales	488	—	—	826	(91)	1,223
Gross profit	129	—	—	86	—	215
Selling, general and administrative expense	34	—	—	53	—	87
Asset impairments	—	—	—	18	—	18
Other operating income, net	(4)	—	—	(14)	—	(18)
Operating income	99	—	—	29	—	128
Interest expense, net	17	38	—	10	—	65
Intercompany interest expense (income)	35	(48)	—	13	—	—
Other non-operating (income) expense, net	(9)	—	—	9	—	—
Income (loss) from continuing operations before income tax, earnings from unconsolidated entities	56	10	—	(3)	—	63
Income tax (benefit) expense	(11)	1	—	10	—	—
Income (loss) from continuing operations before earnings from unconsolidated entities	67	9	—	(13)	—	63
Earnings from unconsolidated entities, net of taxes	(3)	—	(3)	—	9	3
Net income (loss) from continuing operations	64	9	(3)	(13)	9	66
Net loss from discontinued operations, net of tax	(1)	—	—	(2)	—	(3)
Net income (loss)	$63	$9	$(3)	$(15)	$9	$63

MOMENTIVE SPECIALTY CHEMICALS INC.
THREE MONTHS ENDED JUNE 30, 2010
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$534	$—	$—	$743	$(121)	$1,156
Cost of sales	450	—	—	640	(121)	969
Gross profit	84	—	—	103	—	187
Selling, general and administrative expense	28	—	—	57	—	85
Push-down of income recovered by owner	(28)	—	—	—	—	(28)
Other operating income, net	—	—	—	(2)	—	(2)
Operating income	84	—	—	48	—	132
Interest expense, net	23	38	—	11	—	72
Intercompany interest expense (income)	34	(44)	—	10	—	—
Other non-operating (income) expense, net	(4)	2	—	5	—	3
Income from continuing operations before income tax, earnings from unconsolidated entities	31	4	—	22	—	57
Income tax expense	2	1	—	10	—	13
Income from continuing operations before earnings from unconsolidated entities	29	3	—	12	—	44
Earnings from unconsolidated entities, net of taxes	23	—	12	—	(33)	2
Net income from continuing operations	52	3	12	12	(33)	46
Net income from discontinued operations, net of tax	—	—	—	6	—	6
Net income	$52	$3	$12	$18	$(33)	$52

MOMENTIVE SPECIALTY CHEMICALS INC.
SIX MONTHS ENDED JUNE 30, 2011
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,180	$—	$—	$1,725	$(173)	$2,732
Cost of sales	955	—	—	1,526	(173)	2,308
Gross profit	225	—	—	199	—	424
Selling, general and administrative expense	64	—	—	107	—	171
Asset impairments	—	—	—	18	—	18
Other operating (income) expense, net	(19)	—	—	6	—	(13)
Operating income	180	—	—	68	—	248
Interest expense, net	35	75	—	19	—	129
Intercompany interest expense (income)	64	(90)	—	26	—	—
Other non-operating (income) expense, net	(36)	—	(1)	35	—	(2)
Income (loss) from continuing operations before income tax, earnings from unconsolidated entities	117	15	1	(12)	—	121
Income tax (benefit) expense	(19)	2	—	20	—	3
Income (loss) from continuing operations before earnings from unconsolidated entities	136	13	1	(32)	—	118
Earnings from unconsolidated entities, net of taxes	8	—	15	—	(17)	6
Net income (loss) from continuing operations	144	13	16	(32)	(17)	124
Net (loss) income from discontinued operations, net of tax	(18)	—	—	20	—	2
Net income (loss)	$126	$13	$16	$(12)	$(17)	$126

MOMENTIVE SPECIALTY CHEMICALS INC.
SIX MONTHS ENDED JUNE 30, 2010
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$993	$—	$—	$1,433	$(223)	$2,203
Cost of sales	850	—	—	1,252	(223)	1,879
Gross profit	143	—	—	181	—	324
Selling, general and administrative expense	53	—	—	105	—	158
Push-down of income recovered by owner	(28)	—	—	—	—	(28)
Other operating (income) expense, net	(5)	—	—	2	—	(3)
Operating income	123	—	—	74	—	197
Interest expense, net	48	68	—	19	—	135
Intercompany interest expense (income)	63	(81)	—	18	—	—
Loss on extinguishment of debt	8	—	—	—	—	8
Other non-operating (income) expense, net	(6)	5	—	4	—	3
Income from continuing operations before income tax, earnings from unconsolidated entities	10	8	—	33	—	51
Income tax expense	3	1	—	13	—	17
Income from continuing operations before earnings from unconsolidated entities	7	7	—	20	—	34
Earnings from unconsolidated entities, net of taxes	39	—	13	—	(48)	4
Net income from continuing operations	46	7	13	20	(48)	38
Net (loss) income from discontinued operations, net of tax	(1)	—	—	8	—	7
Net income	$45	$7	$13	$28	$(48)	$45

MOMENTIVE SPECIALTY CHEMICALS INC.
JUNE 30, 2011
CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents (including restricted cash of $0 and $4, respectively)	$64	$—	$—	$132	$—	$196
Short-term investments	—	—	—	6	—	6
Accounts receivable, net	238	—	—	573	—	811
Inventories:
Finished and in-process goods	153	—	—	193	—	346
Raw materials and supplies	46	—	—	93	—	139
Other current assets	19	—	—	67	—	86
Total current assets	520	—	—	1,064	—	1,584
Other assets
Other assets	9	39	41	95	(19)	165
	9	39	41	95	(19)	165
Property and equipment, net	514	—	—	809	—	1,323
Goodwill	93	—	—	82	—	175
Other intangible assets, net	62	—	—	54	—	116
Total assets	$1,198	$39	$41	$2,104	$(19)	$3,363
Liabilities and (Deficit) Equity
Current liabilities
Accounts and drafts payable	$186	$—	$—	$393	$—	$579
Intercompany accounts (receivable) payable	(169)	(42)	—	211	—	—
Debt payable within one year	17	—	—	72	—	89
Intercompany loans (receivable) payable	(36)	—	—	36	—	—
Loans payable to affiliates	2	—	—	—	—	2
Interest payable	13	44	—	2	—	59
Income taxes payable	—	2	—	18	—	20
Accrued payroll and incentive compensation	30	—	—	32	—	62
Other current liabilities	73	—	—	70	—	143
Total current liabilities	116	4	—	834	—	954
Long-term debt	1,143	1,687	—	620	—	3,450
Affiliated long-term debt	80	—	—	20	—	100
Intercompany loans payable (receivable)	1,259	(1,907)	(15)	663	—	—
Long-term pension and post employment benefit obligations	76	—	—	137	—	213
Deferred income taxes	25	2	—	80	—	107
Other long-term liabilities	117	6	—	33	—	156
Advance from affiliates	225	—	—	—	—	225
Total liabilities	3,041	(208)	(15)	2,387	—	5,205
Total Momentive Specialty Chemicals Inc. shareholders (deficit) equity	(1,843)	247	56	(284)	(19)	(1,843)
Noncontrolling interest	—	—	—	1	—	1
Total (deficit) equity	(1,843)	247	56	(283)	(19)	(1,842)
Total liabilities and (deficit) equity	$1,198	$39	$41	$2,104	$(19)	$3,363

MOMENTIVE SPECIALTY CHEMICALS INC.
DECEMBER 31, 2010
CONDENSED CONSOLIDATING BALANCE SHEET

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents (including restricted cash of $0 and $6, respectively)	$56	$—	$—	$130	$—	$186
Short-term investments	—	—	—	6	—	6
Accounts receivable, net	115	—	—	412	—	527
Inventories:
Finished and in-process goods	122	—	—	144	—	266
Raw materials and supplies	35	—	—	74	—	109
Other current assets	31	—	—	48	—	79
Discontinued operations	102	—	—	141	—	243
Total current assets	461	—	—	955	—	1,416
Other assets
Other assets	6	41	30	73	3	153
Property and equipment, net	497	—	—	770	—	1,267
Goodwill	93	—	—	76	—	169
Other intangible assets, net	62	—	—	70	—	132
Total assets	$1,119	$41	$30	$1,944	$3	$3,137
Liabilities and (Deficit) Equity
Current liabilities
Accounts and drafts payable	$137	$—	$—	$277	$—	$414
Intercompany accounts (receivable) payable	(140)	(46)	—	186	—	—
Debt payable within one year	25	—	—	57	—	82
Intercompany loans (receivable) payable	(97)	—	—	97	—	—
Loans payable to affiliates	2	—	—	—	—	2
Interest payable	21	46	—	2	—	69
Income taxes payable	7	—	—	17	—	24
Accrued payroll and incentive compensation	28	—	—	37	—	65
Other current liabilities	90	—	—	60	—	150
Discontinued operations	37	—	—	22	—	59
Total current liabilities	110	—	—	755	—	865
Long-term debt	1,152	1,687	—	649	—	3,488
Affiliated long-term debt	80	—	—	20	—	100
Intercompany loans payable (receivable)	1,352	(1,887)	(15)	550	—	—
Long-term pension and post employment benefit obligations	83	—	—	125	—	208
Deferred income taxes	35	2	—	73	—	110
Other long-term liabilities	104	6	—	50	—	160
Advance from affiliates	225	—	—	—	—	225
Total liabilities	3,141	(192)	(15)	2,222	—	5,156
Total Momentive Specialty Chemicals Inc. shareholders (deficit) equity	(2,022)	233	45	(281)	3	(2,022)
Noncontrolling interest	—	—	—	3	—	3
Total (deficit) equity	(2,022)	233	45	(278)	3	(2,019)
Total liabilities and (deficit) equity	$1,119	$41	$30	$1,944	$3	$3,137

MOMENTIVE SPECIALTY CHEMICALS INC.
SIX MONTHS ENDED JUNE 30, 2011
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(97)	$—	$1	$53	$—	$(43)
Cash flows provided by (used in) investing activities
Capital expenditures	(46)	—	—	(25)	—	(71)
Change in restricted cash	—	—	—	2	—	2
Funds remitted to unconsolidated affiliates, net of dividend	5	—	4	(5)	(5)	(1)
Dividend from subsidiary	51	—	—	—	(51)	—
Proceeds from sale of business, net of cash transferred	173	—	—	—	—	173
Proceeds from the return of capital from subsidiary	33	—	—	—	(33)	—
	216	—	4	(28)	(89)	103
Cash flows (used in) provided by financing activities
Net short-term debt repayments	(8)	—	—	—	—	(8)
Borrowings of long-term debt	144	—	—	265	—	409
Repayments of long-term debt	(153)	—	—	(298)	—	(451)
Common stock dividends paid	—	(4)	(5)	(47)	56	—
Net intercompany loan (repayments)borrowings	(93)	4	—	89	—	—
Long-term debt and credit facility financing fees	(1)	—	—	—	—	(1)
Return of capital to parent	—	—	—	(33)	33	—
	(111)	—	(5)	(24)	89	(51)
Effect of exchange rates on cash and cash equivalents	—	—	—	3	—	3
Increase in cash and cash equivalents	8	—	—	4	—	12
Cash and cash equivalents (unrestricted) at beginning of period	56	—	—	124	—	180
Cash and cash equivalents (unrestricted) at end of period	$64	$—	$—	$128	$—	$192

MOMENTIVE SPECIALTY CHEMICALS INC.
SIX MONTHS ENDED JUNE 30, 2010
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Momentive Specialty Chemicals Inc.		Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(232)	(a)	$12	$(5)	$117	(a)	$—	$(108)
Cash flows provided by (used in) investing activities
Capital expenditures	(23)		—	—	(24)		—	(47)
Capitalized interest	—		—	—	(1)		—	(1)
Purchases of debt securities	—		—	—	(2)		—	(2)
Change in restricted cash	—		—	—	4		—	4
Proceeds from the return of capital from subsidiary	190	(a)	—	—	—		(190)	—
Deconsolidation of variable interest entities	—		—	—	(4)		—	(4)
Dividend from subsidiary	11		—	3	—		(11)	3
Proceeds from the sale of assets	6		—	—	6		—	12
	184		—	3	(21)		(201)	(35)
Cash flows provided by (used in) financing activities
Net short-term debt (repayments) borrowings	(4)		—	—	4		—	—
Borrowings of long-term debt	130		993	—	256		—	1,379
Repayments of long-term debt	(939)		—	—	(283)		—	(1,222)
Return of capital to parent	—		—	—	(190)	(a)	190	—
Net intercompany loan borrowings (repayments)	853		(973)	5	115		—	—
Long-term debt and credit facility financing fees	(1)		(24)	—	(8)		—	(33)
Payments of dividends on common stock	—		(8)	(3)	—		11	—
	39		(12)	2	(106)		201	124
Effect of exchange rates on cash and cash equivalents	—		—	—	(4)		—	(4)
Decrease in cash and cash equivalents	(9)		—	—	(14)		—	(23)
Cash and cash equivalents (unrestricted) at beginning of period	22		—	—	113		—	135
Cash and cash equivalents (unrestricted) at end of period	$13		$—	$—	$99		$—	$112

(a)
In both March and June 2010, Momentive Specialty Chemicals Inc. contributed receivables of $100 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the six months ended June 30, 2010, the non-guarantor subsidiary sold $200 of the contributed receivables to affiliates of Apollo for net cash of $190. The cash proceeds were returned to Momentive Specialty Chemicals Inc. by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined Non-Guarantor Subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and Momentive Specialty Chemicals Inc., respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in millions)
The following commentary should be read in conjunction with the audited financial statements and the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K.
Within the following discussion, unless otherwise stated, “the quarter ended June 30, 2011” and “the second quarter of 2011” refer to the three months ended June 30, 2011, and “the quarter ended June 30, 2010” and “the second quarter of 2010” refer to the three months ended June 30, 2010.
Forward-Looking and Cautionary Statements
Certain statements in this report, including without limitation, certain statements made under the caption “Overview and Outlook,” are forward-looking statements within the meaning of and made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, our management may from time to time make oral forward-looking statements. All statements, other than statements of historical facts, are forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “may,” “will,” “could,” “should,” “seek” or “intend” and similar expressions. Forward-looking statements reflect our current expectations and assumptions regarding our business, the economy and other future events and conditions and are based on currently available financial, economic and competitive data and our current business plans. Actual results could vary materially depending on risks and uncertainties that may affect our operations, markets, services, prices and other factors as discussed in the Risk Factors section of this report and our other filings with the Securities and Exchange Commission (the “SEC”). While we believe our assumptions are reasonable, we caution you against relying on any forward-looking statements as it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, a weakening of global economic and financial conditions, interruptions in the supply of or increased cost of raw materials, changes in governmental regulations and related compliance and litigation costs, difficulties with the realization of cost savings in connection with our strategic initiatives, including transactions with our affiliate, Momentive Performance Materials Inc., pricing actions by our competitors that could affect our operating margins, the impact of our substantial indebtedness, our failure to comply with financial covenants under our credit facilities or other debt, and the other factors listed in the Risk Factors section of this report and in our other SEC filings. For a more detailed discussion of these and other risk factors, see the Risk Factors section in our most recent Annual Report on Form 10-K, our other filings made with the SEC and this report. All forward-looking statements are expressly qualified in their entirety by this cautionary notice. The forward-looking statements made by us speak only as of the date on which they are made. Factors or events that could cause our actual results to differ may emerge from time to time. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
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

We expect that the Momentive Combination, including the shared services agreement, will result in significant synergies for us, including shared services and logistics optimization, best-of-source contractual terms, procurement savings, regional site rationalization, and administrative and overhead savings. We expect to achieve a total of approximately $58 of cost savings in connection with the Shared Services Agreement and recent divestitures. Through June 30, 2011, we realized $27 of these savings on a run-rate basis, and anticipate fully realizing the remaining anticipated savings over the next 18 to 24 months.

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

•
Expand Our Global Reach in Faster Growing Regions. We intend to continue to grow internationally by expanding our product sales to our customers around the world. Specifically, we are focused on growing our business in markets in the high growth regions of Asia-Pacific, Eastern Europe, Latin America, India and the Middle East, where the usage of our products is increasing. Furthermore, by consolidating sales and distribution infrastructures via the Momentive Combination, we expect to accelerate the penetration of our high-end, value-added products into markets, thus further leveraging our research and applications efforts and existing global footprint.

•
Increase Shift to High-Margin Specialty Products. We continue to proactively manage our product portfolio with a focus on specialty, high-margin applications and the reduction of our exposure to lower-margin products. As a result of this capital allocation strategy and strong end market growth underlying these specialty segments including energy and oilfield applications, they will continue to be a larger part of our broader portfolio. Consequently, we have witnessed a strong organic improvement in our profitability profile as a whole over the last several years which we believe will continue.

•
Continue Portfolio Optimization and Pursue Targeted Add-On Acquisitions and Joint Ventures. The specialty chemicals and materials market is comprised of numerous small and mid-sized specialty companies focused on niche markets, as well as smaller divisions of large chemical conglomerates. As a large manufacturer of specialty chemicals and materials with leadership in the production of thermosets, we have a significant advantage in pursuing add-on acquisitions and joint ventures in areas that allow us to build upon our core strengths, expand our product, technology and geographic portfolio, and better serve our customers. We believe we can consummate a number of these acquisitions at relatively attractive valuations due to the scalability of our existing global operations and deal-related synergies. In addition, we have and will continue to monitor the strategic landscape for opportunistic divestments consistent with our broader specialty strategy. For example, we recently completed the sale of our global IAR business and CCR business.

•
Capitalize on the Momentive Combination to Grow Revenues and Realize Operational Efficiencies. We believe the Momentive Combination will present opportunities to increase our revenues by leveraging each of ours and MPM’s respective global footprints and technology platforms. For example, in Asia, we anticipate being able to accelerate the penetration of our products. Further, we anticipate the Momentive Combination will provide opportunities to streamline our business and reduce our cost structure.

•
Generate free cash flow and deleverage. We expect to generate strong free cash flow due to our size, advantaged cost structure, and reasonable ongoing capital expenditure requirements. Furthermore, we have demonstrated expertise in managing our working capital, which has been further augmented as a result of our increased sales from the Momentive Combination. Our strategy of generating significant free cash flow and deleveraging is complimented by our long-dated capital structure with no near-term maturities and strong liquidity position. This financial flexibility allows us to prudently balance deleveraging with our focus on growth and innovation.

Change in Reportable Segments
In the first quarter of 2011, we completed the sale of the IAR business and moved the oversight and management of the coatings reporting unit into the Epoxy and Phenolic Resins Division, which was renamed the Epoxy, Phenolic and Coating Resins Division. These organizational and internal reporting changes caused the Company to re-evaluate its reportable segments. As a result of these changes, effective in the first quarter of 2011, the results of the Company’s coatings reporting unit, which were previously reported in the Coatings segment, are included within the Epoxy, Phenolic and Coating Resins segment. The prior periods have been recast for comparability purposes. In addition, the Company has renamed its Formaldehyde and Forest Products Resins segment to Forest Products Resins. No changes were made to the product lines that comprise this segment.
The Company's business segments are based on the products that the Company offers and the markets that it serves. At June 30, 2011, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins. A summary of the major products of the Company's reportable segments follows:

•
Epoxy, Phenolic and Coating Resins: epoxy specialty resins, oil field products, versatic acids and derivatives, basic epoxy resins and intermediates, phenolic specialty resins and molding compounds, polyester resins, acrylic resins and vinylic resins

•	Forest Products Resins: forest products resins and formaldehyde applications

 In the second quarter of 2011, the Company sold its North American coatings and composites resins (“CCR”) business to PCCR USA, Inc. ("PCCR"), a subsidiary of Investindustrial, a European investment group. The CCR business was previously included in the Coatings segment in 2010 and the Epoxy, Phenolic and Coating Resins segment beginning in 2011 as a result of the change in the Company's reportable segments discussed above. The CCR business is reported as a discontinued operation for all periods presented.
First Half 2011 Overview

•
Net sales increased 24% in the first half of 2011 as compared to the first half of 2010, due primarily to slightly increasing demand in the industrial, automotive, durable goods markets. Net sales also increased due to raw material-driven price increases to our customers.

•
We experienced significantly higher profitability during the first half of 2011, as operating income increased $51, or 26% and segment EBITDA increased $96, or 35% in the first half of 2011 as compared to the first half of 2010. This increase was primarily due to the increase in volumes across several of our businesses and the pass through of raw material-driven price increases.

•
In January 2011, we completed the sale of our global IAR business and in May 2011, we completed the sale of our North American-based Coatings and Composites business. Both divestitures will increase our profitability margins as a whole and will allow us to focus our financial resources towards growing specialty applications within our portfolio.

•
In the first half of 2011, we realized approximately $14 in cost savings as a result of the shared services agreement with MPM. As of June 30, 2011, we have approximately $43 of in-process cost savings and synergies that we expect to achieve over the next eighteen to twenty-four months in connection with the shared services agreement and recently completed divestitures.

•	We are expanding in markets in which we expect opportunities for growth:
Recently completed efforts include:

•
Construction of a new manufacturing production line at our Cleburne, Texas facility within our oil field business, which began operations in the fourth quarter of 2010. The new production line provides resin coated proppants to fracturing service companies and operators in the oil and gas industry.

•
Construction of a versatics manufacturing facility in Korea, which began operations in the second quarter of 2011. The new facility produces Cardura® monomers, a versatic acid derivative, used as a key raw material in environmentally advanced paints and coatings.

Future growth initiatives include:

•
Construction of a new manufacturing production line at our Brady, Texas facility within our oil field business which is expected to be operational in the third quarter of 2011. The new production line will provide resin coated proppants to fracturing service companies and operators in the oil and gas industry.

•
A joint venture to construct a versatics manufacturing facility in China, which is expected to be complete by the second half of 2011. The new facility will produce VeoVa® monomers, a versatic acid derivative, used as a key raw material in environmentally advanced paints and coatings. The facility is expected to be fully operational in the first half of 2012.

•
A joint venture to construct a phenolic specialty resins manufacturing facility in China, which is expected to be operational by the second half of 2012. The new facility will produce a full range of specialty novolac and resole phenolic resins used in a diverse range of applications, including refractories, friction and abrasives to support the growing auto and consumer markets in China.

Short-term Outlook
Our business is impacted by general economic and industrial conditions, including housing starts, automotive builds, oil and natural gas drilling activity and general industrial production. Our business has both geographic and end market diversity which often reduces the impact of any one of these factors on our overall performance.
Although we previously anticipated continued modest economic recovery in 2011 versus 2010 to result in slightly higher volumes in many of our businesses, due to recent worldwide economic developments, the short-term outlook for the remainder of 2011 for our business is extremely difficult to predict. At this time, we believe the continued turmoil in the global financial markets, downgrade in the U.S. debt credit rating, ongoing debt crisis in Europe, tightness in the Chinese credit markets and lack of consumer confidence could lead to softness in demand for products within both of our reportable segments in the second half of 2011, particularly those within industrial, housing and automotive markets. It remains unclear to what extent these factors will ultimately impact the overall demand for our products. An additional economic downturn or postponement of modest economic recovery would have an adverse impact on our business and results of operations.
If the global economic environment weakens again or remains slow for an extended period of time, the fair value of our reporting units could be more adversely affected than we estimated in our analysis of reporting unit fair values at October 1, 2010. This could result in additional goodwill or other asset impairments.
We remain optimistic about our position in the global markets when they do recover to more stable conditions.

We expect long-term raw material cost volatility to continue because of price movements of key feedstocks. To help mitigate raw material volatility, we have purchase and sale contracts and commercial arrangements with many of our vendors and customers that contain periodic price adjustment mechanisms. Due to differences in the timing of pricing mechanism trigger points between our sales and purchase contracts, there is often a lead-lag impact during which margins are negatively impacted in the short term when raw material prices increase and are positively impacted in the short term when raw material prices fall. We anticipate that raw material volatility will stabilize for the remainder of 2011, and that the pricing actions we took in late 2010 and in 2011 will continue to compensate for the increase in raw materials and energy costs experienced in the first half of 2011, which should benefit our operating cash flows in the second half of 2011.
Matters Impacting Comparability of Results
Our unaudited Condensed Consolidated Financial Statements include the accounts of the Company, its majority-owned subsidiaries in which minority shareholders hold no substantive participating rights and variable interest entities in which we have a controlling financial interest. Intercompany accounts and transactions are eliminated in consolidation.
Raw materials comprise approximately 70% of our cost of sales. The three largest raw materials used in our production processes are phenol, methanol and urea. These materials represent about half of our total raw material costs. Fluctuations in energy costs, such as volatility in the price of crude oil and related petrochemical products, as well as the cost of natural gas have historically caused volatility in our raw material and utility costs. The average prices of phenol, methanol and urea increased by approximately 15%, 23% and 37%, respectively, in the first half of 2011 compared to the first half of 2010. Passing through raw material price changes to customers can result in significant variances in sales comparisons from year to year.

Results of Operations
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$1,438	$1,156	$2,732	$2,203
Cost of sales	1,223	969	2,308	1,879
Gross profit	215	187	424	324
Selling, general & administrative expense	87	85	171	158
Push-down of income recovered by owner	—	(28)	—	(28)
Asset impairments	18	—	18	—
Other operating income, net	(18)	(2)	(13)	(3)
Operating income	128	132	248	197
Interest expense, net	65	72	129	135
Loss on extinguishment of debt	—	—	—	8
Other non-operating expense (income), net	—	3	(2)	3
Total non-operating expense	65	75	127	146
Income before income tax and earnings from unconsolidated entities	63	57	121	51
Income tax expense	—	13	3	17
Income before earnings from unconsolidated entities	63	44	118	34
Earnings from unconsolidated entities, net of taxes	3	2	6	4
Net income from continuing operations	66	46	124	38
Net (loss) income from discontinued operations, net of taxes	(3)	6	2	7
Net income	$63	$52	$126	$45
Three Months Ended June 30, 2011 vs. 2010
Sales
In the second quarter of 2011, net sales increased by $282, or 24%, compared with the second quarter of 2010. Volume increases across several of our product lines, including our oil field, phenolic specialty resins, base epoxy, and formaldehyde businesses and portions of our epoxy specialty business positively impacted sales by $46. These increases were primarily a result of improving demand in the industrial and durable goods markets and in oil and natural gas drilling activity but were offset by decreases in volumes in our European forest products business due to continued competitive pressures and the loss of a large customer in this business. The pass through of raw material-driven price increases in virtually all businesses positively impacted sales by $137. In addition, foreign currency translation positively impacted sales by $99, primarily as a result of the weakening of the U.S. dollar against the euro, Brazilian real, Australian dollar and Canadian dollar in the second quarter of 2011 compared to the second quarter of 2010.
Gross Profit
In the second quarter of 2011, gross profit increased by $28 compared with the second quarter of 2010 as a result of the increase in net sales as discussed above, but was partially offset by raw material price increases that were not fully passed on to customers.
Operating Income
In the second quarter of 2011, operating income decreased by $4 compared with the second quarter of 2010. The $28 impact of additional gross profit as discussed above was offset by $28 of push-down income recorded by the Company in the second quarter of 2010, related to insurance recoveries associated with previous legal settlements that did not recur in the second quarter of 2011. Selling, general and administrative costs increased by $2 due to higher compensation costs and integration costs related to the Momentive Combination. In the second quarter of 2011, we recorded asset impairments of $18 against certain long-lived assets within our Forest Products Resins segment. Other operating income, net increased by $16 primarily due to a $21 gain recognized in the second quarter of 2011 related to a compensation payment paid to us by a customer as consideration to terminate an operator agreement. This gain was partially offset by additional foreign exchange transaction losses, due to the weakening of the U.S. dollar against certain foreign currencies.
Non-Operating Expense
In the second quarter of 2011, total non-operating expense decreased by $10 compared with the second quarter of 2010, primarily due to lower interest rates on certain of our outstanding long-term debt due to the maturity of our January 2007 interest rate swap. Other non-operating expense, net decreased by $3 due to a decrease in foreign exchange transaction losses.

Income Tax (Benefit) Expense
In the second quarter of 2011, income tax expense decreased by $13 compared to the second quarter of 2010. This change is primarily due to a decrease in pre-tax income in certain foreign jurisdictions despite a significant increase in pre-tax income in the U.S. Income tax expense relates primarily to income from foreign operations, with tax on the profits in the U.S. being offset by reducing the valuation allowance on deferred tax assets expected to be utilized.
Six Months Ended June 30, 2011 vs. 2010
Sales
In the first half of 2011, net sales increased by $529, or 24%, compared with the first half of 2010. Volume increases across several of our product lines, including our oil field, phenolic specialty resins, base epoxy and formaldehyde businesses positively impacted sales by $125. These increases were primarily a result of improving demand in the industrial and durable goods markets and in oil and natural gas drilling activity. These increases were offset by decreases in volumes in our European forest products business due to the loss of a large customer in this business and the effects of natural disasters that adversely impacted demand for products within our Australia and New Zealand forest products business. The pass through of raw material-driven price increases in virtually all businesses positively impacted sales by $295. In addition, foreign currency translation positively impacted sales by $109, primarily as a result of the weakening of the U.S. dollar against the euro, Brazilian real, Australian dollar and Canadian dollar in the first half of 2011.
Gross Profit
In the first half of 2011, gross profit increased by $100 compared with the first half of 2010 as a result of the increase in net sales as discussed above.
Operating Income
In the first half of 2011, operating income increased by $51 compared with the first half of 2010. The primary driver of the increase was the increase in gross profit, as discussed above. This increase was partially offset by an increase in Selling, general and administrative costs of $13 due to higher compensation costs and integration costs related to the Momentive Combination. In addition, $28 of push-down income recorded by the Company in the second quarter of 2010, related to insurance recoveries associated with previous legal settlements did not recur in the second quarter of 2011. In the second quarter of 2011, we recorded asset impairments of $18 against certain long-lived assets within our Forest Products Resins segment. Other operating income, net increased by $10 primarily due to a $21 gain recognized in the second quarter of 2011 related to a compensation payment paid by a customer as consideration to terminate an operator agreement. This gain was partially offset by additional foreign exchange transaction losses, due to the weakening of the U.S. dollar against certain foreign currencies.
Non-Operating Expense
In the first half of 2011, total non-operating expense decreased by $19 compared with the first half of 2010. Approximately $9 of the decrease is due to deferred financing fees written-off and fees incurred related to refinancing transactions in the first half of 2010 that did not recur in the first half of 2011. Interest expense, net decreased by $6 due to lower effective interest rates on certain of our outstanding long-term debt due to the maturity of our January 2007 interest rate swap. Other non-operating expense, net decreased by $5, from expense of $3 to income of $2, primarily due to decreased foreign exchange transaction losses.
Income Tax Expense
In the first half of 2011, income tax expense decreased by $14 compared to the first half of 2010 primarily due to a decrease in pre-tax income in certain foreign jurisdictions despite a significant increase in pre-tax income in the U.S. Income tax expense relates primarily to income from foreign operations, with tax on the profits in the U.S. being offset by reducing the valuation allowance on deferred tax assets expected to be utilized.

Results of Operations by Segment
Following are net sales and Segment EBITDA (earnings before interest, income taxes, depreciation and amortization) by reportable segment. Segment EBITDA is defined as EBITDA adjusted to exclude certain non-cash, other income and expenses and discontinued operations. Segment EBITDA is the primary performance measure used by our senior management, the chief operating decision-maker and the board of directors to evaluate operating results and allocate capital resources among segments. Segment EBITDA is also the profitability measure used to set management and executive incentive compensation goals.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net Sales to Unaffiliated Customers(1)(2):
Epoxy, Phenolic and Coating Resins	$972	$735	$1,818	$1,395
Forest Products Resins	466	421	914	808
	$1,438	$1,156	$2,732	$2,203
Segment EBITDA(2):
Epoxy, Phenolic and Coating Resins	$157	$120	$307	$205
Forest Products Resins	50	50	95	92
Corporate and Other	(18)	(15)	(35)	(26)

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.

(2)
The Company changed its reportable segments in the first quarter of 2011. Prior period balances have been recast to conform to the Company’s current reportable segments and to exclude the results of the CCR business, which is reported as a discontinued operation for all periods presented.

Three Months Ended June 30, 2011 vs. Three Months Ended June 30, 2010 Segment Results
Following is an analysis of the percentage change in sales by segment from the three months ended June 30, 2010 to the three months ended June 30, 2011:

	Volume	Price/Mix	Currency Translation	Total
Epoxy, Phenolic and Coating Resins	8%	14%	10%	32%
Forest Products Resins	(3)%	7%	7%	11%

Epoxy, Phenolic and Coating Resins
Net sales in the second quarter of 2011 increased by $237, or 32%, when compared to the second quarter of 2010. Volume increases positively impacted sales by $58. Volumes increased primarily in our oil field, phenolic specialty resins and base epoxy businesses and in certain portions of our epoxy specialty business. The volume increases in our phenolic specialty resins, base epoxy and epoxy specialty businesses were attributable to general improvement within industrial markets. Volume increases in our oil field business was due primarily to increased demand as a result of increased oil and natural gas horizontal drilling activity. The pass through of higher raw material costs in virtually all businesses, coupled with continued capacity shortages in the market for our monomers business and positive mix in our base epoxy business resulted in positive pricing impacts of $108. The impact of foreign exchange translation on net sales resulted in positive impact of $71 due to the weakening of the U.S. dollar against the euro in the second quarter of 2011 compared to the second quarter of 2010.
Segment EBITDA in the second quarter of 2011 increased by $37 to $157 compared to the second quarter of 2010. The increase is primarily due to the volume, pricing and foreign exchange translation impacts discussed above. Segment EBITDA in the second quarter of 2011 was positively impacted by $9 for insurance proceeds received related to unplanned production line outages at certain facilities within our base epoxy business in the fourth quarter of 2010 and January 2011.
Forest Products Resins
Net sales in the second quarter of 2011 increased by $45, or 11%, when compared to the second quarter of 2010. A decrease in volumes negatively impacted sales by $12, driven partially by customers' rapid restocking of inventory levels in the second quarter of 2010 within our North American forest products resins businesses in anticipation of slight improvement in housing and construction markets, which occurred to a lesser extent in the second quarter of 2011. In addition, we experienced decreases in volumes in our European forest products business due to continued competitive pressures and the loss of a large customer in this business. These decreases were partially offset by increased volumes in our North American formaldehyde business increased due to improving industrial and consumer markets after the global economic downturn which began in late 2008 and continued into 2010. Higher raw material prices passed through to customers, partially offset by the impacts of product mix in our formaldehyde business, led to pricing increases of $29. In addition, we experienced favorable currency translation of $28 due the weakening of the U.S. dollar against the euro, Brazilian real, Australian dollar and Canadian dollar in the second quarter of 2011 compared to the second quarter of 2010.

Segment EBITDA in the second quarter of 2011 was flat when compared to the second quarter of 2010. Segment EBITDA increased due to the pricing and foreign exchange translation impacts discussed above, but was offset by a decrease in volumes as discussed above and increased raw material costs that were not fully passed on to customers.
Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions, unallocated foreign exchange gains and losses and legacy company costs not allocated to continuing segments. Corporate and Other charges increased by $3 to $18 compared to the second quarter of 2010, primarily due to increased compensation costs and higher unallocated foreign exchange transaction losses.
Six Months Ended June 30, 2011 vs. Six Months Ended June 30, 2010 Segment Results
Following is an analysis of the percentage change in sales by segment from the six months ended June 30, 2010 to the six months ended June 30, 2011:

	Volume	Price/Mix	Currency Translation	Total
Epoxy, Phenolic and Coating Resins	9%	16%	5%	30%
Forest Products Resins	—%	8%	5%	13%

Epoxy, Phenolic and Coating Resins
Net sales in the first half of 2011 increased by $423, or 30%, when compared to the first half of 2010. Volume increases positively impacted sales by $125 as the global economy continued to stabilize. Volumes increased primarily in our oil field, phenolic specialty resins, and base epoxy businesses, and in certain portions of our epoxy specialty business. The volume increases in our phenolic specialty resins, base epoxy and epoxy specialty businesses were attributable to general improvement within industrial markets. Volume increases in our oil field business was due primarily to increased demand as a result of increased oil and natural gas horizontal drilling activity. The pass through of higher raw material costs in virtually all businesses, coupled with continued capacity shortages in the market for our monomers business and positive mix in our base epoxy business resulted in positive pricing impacts of $227. The impact of foreign exchange translation on net sales resulted in positive impacts of $71 due to the weakening of the U.S. dollar against the euro in the first half of 2011 compared to the first half of 2010.
Segment EBITDA in the first half of 2011 increased by $102 to $307 compared to the first half of 2010. The increase is primarily due to the volume, pricing and foreign exchange translation impacts discussed above. Segment EBITDA in the first half of 2011 was negatively impacted approximately $9 due to unplanned production line outages at certain facilities within our base epoxy business, net of insurance proceeds received related to the production outages.
Forest Products Resins
Net sales in the first half of 2011 increased by $106, or 13%, when compared to the first half of 2010. The impact of changes in volumes on net sales was virtually flat. Volumes in our North American formaldehyde business increased due to improving industrial and consumer markets after the global economic downturn which began in late 2008 and continued into 2010. This increase was offset by decreases in volumes in our European forest products business due to the loss of a large customer in this business and the effects of natural disasters that adversely impacted demand for products within our Australia and New Zealand forest products business. Higher raw material prices passed through to customers, partially offset by the impacts of product mix in our formaldehyde business, led to pricing increases of $68. In addition, we experienced favorable currency translation of $38 due the weakening of the U.S. dollar against the euro, Brazilian real, Australian dollar and Canadian dollar in the first half of 2011 compared to the first half of 2010.
Segment EBITDA in the first half of 2011 increased by $3 to $95 compared to the first half of 2010. The increase is primarily due to the volume, pricing and foreign exchange translation impacts discussed above, but was partially offset by increased raw material costs that were not fully passed on to customers.
Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions, unallocated foreign exchange gains and losses and legacy company costs not allocated to continuing segments. Corporate and Other charges increased by $9 to $35 compared to the first half of 2010, primarily due to increased compensation costs and higher unallocated foreign exchange transaction losses.

Reconciliation of Segment EBITDA to Net Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$157	$120	$307	$205
Forest Products Resins	50	50	95	92
Corporate and Other	(18)	(15)	(35)	(26)

Reconciliation:
Items not included in Segment EBITDA
Push-down of income recovered by owner	—	28	—	28
Asset impairments and other non-cash charges	(21)	(4)	(21)	(5)
Unusual items:
Gain on divestiture of assets	2	2	1	1
Net (loss) income from discontinued operations	(3)	6	2	7
Other	4	(11)	(7)	(16)
Total unusual items	3	(3)	(4)	(8)
Total adjustments	(18)	21	(25)	15
Loss on extinguishment of debt	—	—	—	(8)
Interest expense, net	(65)	(72)	(129)	(135)
Income tax benefit (expense)	—	(13)	(3)	(17)
Depreciation and amortization	(43)	(39)	(84)	(81)
Net income	$63	$52	$126	$45
 Items not included in Segment EBITDA
Non-cash charges primarily represent stock-based compensation expense and unrealized derivative and foreign exchange gains and losses.
Not included in Segment EBITDA are certain non-cash and other income or expenses that are deemed by management to be unusual in nature. For the three and six months ended June 30, 2011, these items include asset impairments, business optimization expenses, retention program costs and realized foreign exchange gains and losses, offset by a gain recognized on the termination of an operator agreement with a customer. For the three and six months ended June 30, 2010, these items consisted of business realignment costs primarily related to expenses from the Company's productivity program, realized foreign exchange gains and losses and retention program costs. For the six months ended June 30, 2010, these items also consist of financing fees incurred as part of refinancing transaction in the first half of 2010, partially offset by insurance settlements related to previous litigation matters.
Liquidity and Capital Resources
Sources and Uses of Cash
We are a highly leveraged company. Our primary sources of liquidity are cash flows generated from operations, availability under our senior secured credit facilities and our financing commitment from Apollo. Our primary liquidity requirements are interest, working capital and capital expenditures.

At June 30, 2011, we had $3,539 of unaffiliated debt, including $89 of short-term debt and capital lease maturities. In addition, at June 30, 2011, we had $569 in liquidity including $192 of unrestricted cash and cash equivalents, $200 of borrowings available under our senior secured revolving credit facilities and $177 of borrowings available under credit facilities at certain international subsidiaries with various expiration dates in 2011 and 2012, and the financing commitment from Apollo.
Our net working capital (defined as accounts receivable and inventories less accounts and drafts payable) at June 30, 2011 was $717, an increase of $229 from December 31, 2010. The increase was a result of higher volumes and production and increasing raw material costs. We were able to fund the increase in working capital through our existing liquidity as well as through the proceeds from the sale of the IAR business. To minimize the impact of net working capital on cash flows, we continue to negotiate and contractually extend payment terms whenever possible. We have also focused on receivable collections to offset a portion of the payment term pressure by offering incentives to customers to encourage early payment. We anticipate that raw material volatility will generally stabilize for the remainder of 2011 and that the pricing actions we took in late 2010 and in 2011 will compensate for the increase in raw materials and energy costs experienced in the first half of 2011, which should benefit our operating cash flow in the second half of 2011.

We regularly borrow from our revolving credit facility under our senior secured credit facilities to support our short-term liquidity requirements, particularly when net working capital requirements increase in response to seasonality of our volumes in the summer months. At June 30, 2011 the borrowings outstanding were $0.
Apollo Financing Commitment
Certain affiliates of Apollo have agreed to make a $200 investment in the Company. Certain affiliates of Apollo entered into a commitment letter with the Company pursuant to which they committed to purchase $200 in preferred units and warrants to purchase 28,785,935 common units of Momentive Holdings by December 31, 2011. Prior to the purchase of all the preferred shares and warrants, certain affiliates of Apollo had committed to provide liquidity facilities to MSC Holdings or the Company on an interim basis. In connection therewith, in 2009, certain affiliates of Apollo extended a $100 term loan to the Company and an affiliate of the Company (the “Apollo Term Loan”). The Apollo Term Loan will mature on December 31, 2011. Momentive Holdco has agreed to contribute any proceeds from the issuance of preferred or common units under this agreement as a capital contribution to MSC Holdings, and MSC Holdings has agreed to contribute such amounts as a capital contribution to the Company. Therefore, by the end of 2011, we expect the outstanding amounts under the Apollo Term Loan to be contributed to the Company prior to the end of 2011. This will provide the Company permanent access to the $200 in liquidity and will benefit the Company's cash position in to 2012.
We feel that we are favorably positioned to maintain adequate liquidity through the remainder of 2011 and the foreseeable future to fund our ongoing operations, cash debt service obligations and any additional investment in net working capital. Further, we expect that the extension of a portion of our senior credit facility, second priority senior secured notes and extension of the revolver will allow greater flexibility and liquidity for the Company in the longer term.
Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30:

	2011	2010
(Uses) sources of cash:
Operating activities	$(43)	$(108)
Investing activities	103	(35)
Financing activities	(51)	124
Effect of exchange rates on cash flow	3	(4)
Net change in cash and cash equivalents	$12	$(23)
Operating Activities
In the first half of 2011, operations used $43 of cash. Net income of $126 included $87 of net non-cash items, of which $86 was for depreciation and amortization. Working capital (defined as accounts receivable and inventories less accounts and drafts payable) used $163 which was driven by higher sales volumes and increased sales pricing driven by raw material price increases. Changes in other assets and liabilities and income taxes payable used $93 due to the payout of prior year incentive compensation programs and the timing of when items were expensed versus paid.
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
Investing Activities
In the first half of 2011, investing activities provided $103. We generated cash of $173 from the sale of our IAR and CCR businesses, and spent $71 for capital expenditures, which primarily relates to plant expansions and improvements.

In the first half of 2010, investing activities used $35. We spent $48 for capital expenditures (including capitalized interest). Of the $48 in capital expenditures, approximately $9 relates to our productivity savings initiatives while the remaining amount relates primarily to plant expansions and improvements. We used cash of $2 to purchase marketable securities and generated $12 from the sale of assets. In addition, we had a decrease in cash of $4 related to the deconsolidation of HAI as a result of the adoption of a new accounting standard for consolidation of variable interest entities.
Financing Activities
In the first half of 2011, financing activities used $51. This consisted of net long-term debt repayments and credit facility fees of $43 and net-short term debt repayments of $8.
In the first half of 2010, financing activities provided $124. Net long-term debt borrowings of $157 primarily consisted of the $993 in proceeds offset by the pay-down of $800 of our U.S. term loans under the Senior Secured Credit Facility and pay-down of our revolving line of credit as part of refinancing transactions in the first half of 2010. $33 was used to pay for financing fees related to these refinancing transactions and the extension of the revolving line of credit facility.

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
As of June 30, 2011, we were in compliance with all financial covenants that govern our senior secured credit facilities, including our senior secured debt to Adjusted EBITDA ratio. The Company believes that a default under its senior secured bank leverage ratio covenant in our Senior Secured Credit Facility is not reasonably likely to occur.

June 30, 2011
LTM Period
Reconciliation of Net Income to Adjusted EBITDA
Net income	$295
Income taxes	21
Loss on extinguishment of debt	22
Interest expense, net	270
Depreciation and amortization	167
EBITDA	775
Adjustments to EBITDA:
Push-down of income recovered by owner (1)	(135)
Asset impairments and other non-cash charges(2)	21
Unusual items:
Loss on divestiture of assets	3
Net loss from discontinued operations (3)	8
Business realignments (4)	19
Other (5)	27
Total unusual items	57
Productivity program savings (6)	9
Savings from shared services agreement(7)	43
Adjusted EBITDA	$770
Fixed charges (8)	$242
Ratio of Adjusted EBITDA to Fixed Charges (9)	3.18

(1)	Represents the non-cash push-down of insurance recoveries by our owner related to the $200 termination settlement payment that was pushed down and treated as an expense of the Company in 2008.

(2)	Represents asset impairments, stock-based compensation and unrealized foreign exchange and derivative activity.

(3)	Represents the results of the IAR business and CCR business.

(4)	Represents plant rationalization and headcount reduction expenses related to productivity programs and other costs associated with business realignments.

(5)
Primarily includes pension expense related to formerly owned businesses, business optimization expenses, management fees, retention program costs, and certain intercompany or non-operational realized foreign currency activity.

(6)	Represents pro forma impact of in-process productivity program savings.

(7)	Primarily represents pro forma impact of expected savings from the shared services agreement with MPM in conjunction with the

Momentive Combination.

(8)	Reflects pro forma interest expense based on interest rates at July 18, 2011 as if the Company's refinancings in November 2010 had taken place at the beginning of the period.

(9)
We are required to have an Adjusted EBITDA to Fixed Charges ratio of greater than 2.0 to 1.0 to be able to incur additional indebtedness under our indenture for the Second Priority Senior Secured Notes. As of June 30, 2011, the Company was able to satisfy this test and incur additional indebtedness under this indenture.

 Recently Issued Accounting Standards
Newly Adopted Accounting Standards
There were no newly issued accounting standards in the first half of 2011 applicable to the Company's unaudited Condensed Consolidated Financial Statements.
Newly Issued Accounting Standards
In June 2011, the FASB issued Accounting Standards Update No. 2011-05: Comprehensive Income (“ASU 2011-05”). ASU 2011-05 amends current presentation guidance by eliminating the option for an entity to present the components of comprehensive income as part of the statement of changes in stockholder's equity and requires presentation of comprehensive income in a single continuous financial statement or in two separate but consecutive financial statements. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 will be effective for the Company on January 1, 2012. The Company is currently assessing the impact of ASU 2011-05 to the presentation of its Statement of Comprehensive Income within its unaudited Condensed Consolidated Financial Statements.
Critical Accounting Estimates
While the Company continues to remain in full valuation allowance against our deferred income tax assets in various taxing jurisdictions as of June 30, 2011, due to the current and continued growth of earnings in these jurisdictions, it is reasonably possible that the company could release a portion of these valuation allowances to income over the next 12 months as a result of positive evidence to support the realization of such assets.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
There have been no material developments during the first half of 2011 on the matters we have previously disclosed about quantitative and qualitative market risk in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4T.    Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we, under the supervision and with the participation of our Disclosure Committee and our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.
Changes in Internal Controls
There have been no changes in the Company’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Item 1.    Legal Proceedings
There have been no material developments during the second quarter of 2011 in any of the ongoing legal proceedings that are included in our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Report on Form 10-Q for the period ended March 31, 2011.

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
Compliance with environmental, health and safety laws and regulations, and maintenance of permits, can be costly and complex, and we have incurred and will continue to incur costs, including capital expenditures and costs associated with the issuance and maintenance of letters of credit, to comply with these requirements. In 2010, we incurred capital expenditures of $22 to comply with environmental laws and regulations and to make other environmental improvements. If we are unable to comply with environmental, health and safety laws and regulations, or maintain our permits, we could incur substantial costs, including fines and civil or criminal sanctions, third party property damage or personal injury claims or costs associated with upgrades to our facilities or changes in our manufacturing processes in order to achieve and maintain compliance, and may also be required to halt permitted activities or operations until any necessary permits can be obtained or complied with. In addition, future developments or increasingly stringent regulations could require us to make additional unforeseen environmental expenditures.
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
Because of certain government public health agencies' concerns regarding the potential for adverse human health effects, formaldehyde is regulated and various public health agencies continue to evaluate it. In 2004, the International Agency for Research on Cancer, or IARC, reclassified formaldehyde as “carcinogenic to humans,” a higher classification than set forth in previous IARC evaluations. In 2009, the IARC determined that there is sufficient evidence in human beings of a causal association between formaldehyde exposure and leukemia. In 2011, the National Toxicology Program within the U.S. Department of Health and Human Services, or NTP, issued its 12th Report on Carcinogens, or RoC, which lists formaldehyde as “known to be a human carcinogen.” This NTP listing was based in part upon certain studies reporting an increased risk of certain types of cancers, including myeloid leukemia, in individuals with higher measures of formaldehyde exposure (exposure level or duration). The USEPA is considering regulatory options for setting limits on formaldehyde emissions from composite wood products that use formaldehyde-based adhesives. The USEPA, under its Integrated Risk Information System, or IRIS, has also released a draft of its toxicological review of formaldehyde. This draft review states that formaldehyde meets the criteria to be described as “carcinogenic to humans” by the inhalation route of exposure based upon evidence of causal links to certain cancers, including leukemia. The National Academy of Sciences, or NAS, was requested by the USEPA to serve as the external peer review body for the draft assessment. The NAS reviewed the draft IRIS toxicological review and issued a report in April 2011 that criticized the draft IRIS toxicological review and stated that the methodologies and the underlying science used in the draft IRIS report did not clearly support a conclusion of a causal link between formaldehyde exposure and leukemia. It is possible that USEPA may revise the IRIS toxicological review to reflect the NAS findings, including the conclusions regarding a causal link between formaldehyde exposure and leukemia. According to the NTP, a listing in the RoC indicates a potential hazard and does not assess cancer risks to individuals associated with exposures in their daily lives. However, the report could have adverse effects on our business. It is possible that new regulatory requirements could be promulgated to further limit the risk of human exposure to formaldehyde, that we could incur substantial additional costs to meet any such regulatory requirements, and that there could be a reduction in demand for these chemicals and products that contain them. These additional costs and reduced demand could have a material adverse effect on our operations and profitability.

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
As discussed above, we manufacture and sell products containing formaldehyde, and certain governmental bodies have stated that there is a causal link between formaldehyde exposure and certain types of cancer, including myeloid leukemia. These conclusions could also become the basis of product liability litigation.
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
Our ability to operate our business and implement our strategies depends, in part, on the skills, experience and efforts of Craig O. Morrison, our chief executive officer, and William H. Carter, our chief financial officer, and other key members of our leadership team. We do not maintain any key-main insurance on any of these individuals. In addition, our success will depend on, among other factors, our ability to attract and retain other managerial, scientific and technical qualified personnel, particularly research scientists, technical sales professionals, and engineers that have specialized skills required by our business and focused on the industries in which we complete. Competition for qualified employees in the chemicals and materials industry is intense and the loss of the services of any of our key employees or the failure to attract or retain other qualified personnel could have a material adverse effect on our business or business prospects. Further, if any of these executives or employees joins a competitor, we could lose customers and suppliers and incur additional expenses to recruit and train personnel, who require time to become productive and to learn our business.

Our and MPM's majority shareholder's interest may conflict with or differ from our interests.

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
In 2011, we expect to contribute approximately $15 and $12 to our U.S. and non-U.S. defined benefit pension plans, respectively, which we believe is sufficient to meet the minimum funding requirements as set forth in employee benefit and tax laws.
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
Despite our substantial indebtedness, we may still be able to incur significant additional indebtedness. This could intensify the risks described above and below.
We may be able to incur substantial additional indebtedness in the future. Although the terms governing our indebtedness contain restrictions on our ability to incur additional indebtedness, these restrictions are subject to numerous qualifications and exceptions, and the indebtedness we may incur in compliance with these restrictions could be substantial. Increasing our indebtedness could intensify the risks described above and below.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults upon Senior Securities
There were no defaults upon senior securities during the first six months of 2011.

Item 4.    Reserved

Item 5.    Other Information
None.

Item 6.    Exhibits

31.1	Rule 13a-14 Certifications

(a) Certificate of the Chief Executive Officer

(b) Certificate of the Chief Financial Officer

32.1	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOMENTIVE SPECIALTY CHEMICALS INC.

Date:	August 12, 2011	/s/ William H. Carter
William H. Carter
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)