Form 10-Q
period 2011-09-30
MOMENTIVE SPECIALTY CHEMICALS INC.
filed 2011-11-09
CIK 13239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on November 1, 2011: 82,556,847

MOMENTIVE SPECIALTY CHEMICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
MOMENTIVE SPECIALTY CHEMICALS INC. (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Net sales	$1,322	$1,225	$4,054	$3,428
Cost of sales	1,137	989	3,445	2,868
Gross profit	185	236	609	560
Selling, general and administrative expense	82	93	253	251
Push-down of income recovered by owner	—	(56)	—	(83)
Asset impairments	—	—	18	—
Other operating expense (income), net	2	11	(11)	7
Operating income	101	188	349	385
Interest expense, net	67	70	196	205
Loss on extinguishment of debt	—	—	—	8
Other non-operating expense (income), net	5	(4)	3	(1)
Income from continuing operations before income tax and earnings from unconsolidated entities	29	122	150	173
Income tax (benefit) expense	(5)	6	(2)	23
Income from continuing operations before earnings from unconsolidated entities	34	116	152	150
Earnings from unconsolidated entities, net of taxes	5	2	11	6
Net income from continuing operations	39	118	163	156
Net (loss) income from discontinued operations, net of taxes	—	(2)	2	5
Net income	$39	$116	$165	$161
Comprehensive (loss) income	$(38)	$191	$139	$156
See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
MOMENTIVE SPECIALTY CHEMICALS INC. (Unaudited)

(In millions, except share data)	September 30, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents (including restricted cash of $3 and $6, respectively)	$171	$186
Short-term investments	9	6
Accounts receivable (net of allowance for doubtful accounts of $20 and $24, respectively)	703	527
Inventories:
Finished and in-process goods	331	266
Raw materials and supplies	136	109
Other current assets	87	79
Discontinued operations	—	243
Total current assets	1,437	1,416
Other assets, net	162	153
Property and equipment
Land	87	78
Buildings	296	295
Machinery and equipment	2,319	2,244
	2,702	2,617
Less accumulated depreciation	(1,452)	(1,350)
	1,250	1,267
Goodwill	168	169
Other intangible assets, net	108	132
Total assets	$3,125	$3,137
Liabilities and Deficit
Current liabilities
Accounts and drafts payable	$452	$414
Debt payable within one year	100	82
Affiliated debt payable within one year	2	2
Interest payable	47	69
Income taxes payable	10	24
Accrued payroll and incentive compensation	64	65
Other current liabilities	131	150
Discontinued operations	—	59
Total current liabilities	806	865
Long-term liabilities
Long-term debt	3,428	3,488
Affiliated long-term debt	100	100
Long-term pension and post employment benefit obligations	198	208
Deferred income taxes	95	110
Other long-term liabilities	151	160
Advance from affiliates	225	225
Total liabilities	5,003	5,156
Commitments and contingencies (See Note 7)
Deficit
Common stock—$0.01 par value; 300,000,000 shares authorized, 170,605,906 issued and 82,556,847 outstanding at September 30, 2011 and December 31, 2010	1	1
Paid-in capital	328	324
Treasury stock, at cost—88,049,059 shares	(296)	(296)
Note receivable from parent	(24)	(24)
Accumulated other comprehensive income	62	88
Accumulated deficit	(1,950)	(2,115)
Total Momentive Specialty Chemicals Inc. shareholder’s deficit	(1,879)	(2,022)
Noncontrolling interest	1	3
Total deficit	(1,878)	(2,019)
Total liabilities and deficit	$3,125	$3,137
See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
MOMENTIVE SPECIALTY CHEMICALS INC. (Unaudited)

	Nine Months Ended September 30,
(In millions)	2011	2010
Cash flows used in operating activities
Net income	$165	$161
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	128	128
Pushdown of income recovered by owner	—	(83)
Deferred tax (benefit) expense	(19)	4
Write-off of deferred financing fees	—	7
Non-cash asset impairments	18	—
Other non-cash adjustments	(1)	11
Net change in assets and liabilities:
Accounts receivable	(147)	(185)
Inventories	(88)	(153)
Accounts and drafts payable	31	70
Income taxes payable	(9)	(10)
Other assets, current and non-current	(37)	(19)
Other liabilities, current and long-term	(78)	(6)
Net cash used in operating activities	(37)	(75)
Cash flows provided by (used in) investing activities
Capital expenditures	(109)	(74)
Capitalized interest	—	(1)
(Purchases of) proceeds from debt securities	(3)	3
Change in restricted cash	3	1
Deconsolidation of variable interest entities	—	(4)
Dividends from unconsolidated affiliates, net of funds remitted	4	5
Proceeds from sale of businesses, net of cash transferred	173	—
Proceeds from sale of assets	3	13
Net cash provided by (used in) investing activities	71	(57)
Cash flows (used in) provided by financing activities
Net short-term debt borrowings	11	3
Borrowings of long-term debt	455	1,703
Repayments of long-term debt	(507)	(1,555)
Long-term debt and credit facility financing fees	(1)	(33)
Distribution paid to parent	(1)	—
Net cash (used in) provided by financing activities	(43)	118
Effect of exchange rates on cash and cash equivalents	(3)	1
Decrease in cash and cash equivalents	(12)	(13)
Cash and cash equivalents (unrestricted) at beginning of period	180	135
Cash and cash equivalents (unrestricted) at end of period	$168	$122
Supplemental disclosures of cash flow information
Cash paid for:
Interest, net	$211	$180
Income taxes, net of cash refunds	19	30
See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF DEFICIT AND COMPREHENSIVE INCOME
MOMENTIVE SPECIALTY CHEMICALS INC. (Unaudited)

(In millions)	Common Stock	Paid-in Capital	Treasury Stock	Note Receivable From Parent	Accumulated Other Comprehensive Income (a)	Accumulated Deficit	Total Momentive Specialty Chemicals Inc. Members' Deficit	Non-controlling Interest	Total
Balance at December 31, 2010	$1	$324	$(296)	$(24)	$88	$(2,115)	$(2,022)	$3	$(2,019)
Net income	—	—	—	—	—	165	165	—	165
Loss recognized from pension and postretirement benefits, net of tax	—	—	—	—	(1)	—	(1)	—	(1)
Translation adjustments	—	—	—	—	(25)	—	(25)	—	(25)
Comprehensive income							139	—	139
Stock-based compensation expense	—	5	—	—	—	—	5	—	5
Distribution declared to parent	—	(1)	—	—	—	—	(1)	—	(1)
Divestiture of IAR business	—	—	—	—	—	—	—	(2)	(2)
Balance at September 30, 2011	$1	$328	$(296)	$(24)	$62	$(1,950)	$(1,879)	$1	$(1,878)

(a)
Accumulated other comprehensive income at September 30, 2011 represents $148 of net foreign currency translation gains, net of tax, $2 of net deferred losses on cash flow hedges and a $84 unrealized loss, net of tax, related to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement plans. Accumulated other comprehensive income at December 31, 2010 represents $173 of net foreign currency translation gains, net of tax, $2 of net deferred losses on cash flow hedges and a $83 unrealized loss, net of tax, related to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement benefit plans.

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In millions, except share and common unit data)
1. Background and Basis of Presentation
Based in Columbus, Ohio, Momentive Specialty Chemicals Inc., (which may be referred to as "MSC" or the "Company") serves global industrial markets through a broad range of thermoset technologies, specialty products and technical support for customers in a diverse range of applications and industries. The Company's business is organized based on the products offered and the markets served. At September 30, 2011, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins.
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
Basis of Presentation—The unaudited Condensed Consolidated Financial Statements include the accounts of the Company, its majority-owned subsidiaries in which minority shareholders hold no substantive participating rights and variable interest entities (“VIEs”) in which the Company has a controlling financial interest. Intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair statement have been included. Results for the interim periods are not necessarily indicative of results for the entire year.
Year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the accompanying notes included in the Company's most recent Annual Report on Form 10-K.
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
In June 2011, as a result of the loss of a customer that went out of business in the second quarter of 2011 and continued competitive pressures resulting in successive periods of negative cash flows associated with certain assets within the Company's European forest products business, the Company recorded impairments of $18 on certain of its long-lived assets in its Forest Products Resins segment during the nine months ended September 30, 2011.
Subsequent Events—The Company has evaluated events and transactions subsequent to September 30, 2011 through November 9, 2011, the date of issuance of its unaudited Condensed Consolidated Financial Statements.
Reclassifications—Certain prior period balances have been reclassified to conform with current presentations.
Recently Issued Accounting Standards
Newly Adopted Accounting Standards
There were no newly issued accounting standards adopted by the Company in the first nine months of 2011.
Newly Issued Accounting Standards

In September 2011, the FASB issued Accounting Standards Update No. 2011-08: Testing for Goodwill Impairment (“ASU 2011-08”). ASU 2011-08 amends current goodwill impairment testing guidance by providing entities with an option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 will be effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted. In the fourth quarter of 2011, the Company plans to early adopt ASU 2011-08 for its annual goodwill impairment test for the year ended December 31, 2011. The early adoption of ASU 2011-08 is not expected to have a material impact on the Company's consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05: Comprehensive Income (“ASU 2011-05”). ASU 2011-05 amends current presentation guidance by eliminating the option for an entity to present the components of comprehensive income as part of the statement of changes in stockholder's equity and requires presentation of comprehensive income in a single continuous financial statement or in two separate but consecutive financial statements. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 will be effective for the Company on January 1, 2012. The Company is currently assessing the impact of ASU 2011-05 to the presentation of its Statement of Comprehensive Income within its consolidated financial statements.
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
For the nine months ended September 30, 2011, the CCR business had net sales of $114 and pre-tax loss of $3. The CCR business had net sales of $89 and $252 and pre-tax (loss) income of $(1) and $8 for the three and nine months ended September 30, 2010, respectively. The CCR business is reported as a discontinued operation for all periods presented and was previously included in the Coatings segment in 2010 and the Epoxy, Phenolic and Coating Resins segment beginning in 2011 as a result of the Company's change in reportable segments in the first quarter of 2011 (see Note 9).
In addition, the Company incurred approximately $2 of transaction and other costs for the nine months ended September 30, 2011. The Company recorded a loss on sale of the CCR business of $1 in the nine months ended September 30, 2011.
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
For the nine month ended September 30, 2011, the IAR business had net sales of $31 and and pre-tax income of $6. The IAR business had net sales of $60 and $172 and pre-tax income of $2 and $0, for the three and nine months ended September 30, 2010, respectively. The IAR business is reported as a discontinued operation for all periods presented.
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

4. Related Party Transactions
Administrative Service, Management and Consulting Arrangements
The Company is subject to a seven-year Amended and Restated Management Consulting Agreement with Apollo (the “Management Consulting Agreement”) that terminates on May 31, 2012 with an automatic one year extension provided on an annual basis, unless notice to the contrary is given by either party. Under the Management Consulting Agreement, the Company receives certain structuring and advisory services from Apollo and its affiliates. The Management Consulting Agreement provides indemnification to Apollo, its affiliates and their directors, officers and representatives for potential losses arising from these services. Apollo is entitled to an annual fee equal to the greater of $3 or 2% of the Company's Adjusted EBITDA. Apollo elected to waive payment of any portion of the annual fee due in excess of $3 for the years ended December 31, 2011, 2010, 2008 and 2007. Due to the economic downturn, Apollo elected to waive payment of the 2009 fee in its entirety.
During the three and nine months ended September 30, 2011, the Company recognized expense under the Management Consulting Agreement of $1 and $2, respectively. These amounts are included in Other operating expense, net in the Company’s unaudited Condensed Consolidated Statements of Operations.
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
In September 2011, the Company filed a registration statement on Form S-1 with the SEC to register the resale of $134 of Second-Priority Senior Secured Notes due 2020 held by Apollo.
Shared Services Agreement
On October 1, 2010, the Company entered into a shared services agreement, as amended on March 17, 2011, with Momentive Performance Materials Inc. ("MPM"). Pursuant to the shared services agreement, the Company will provide to MPM, and MPM will provide to the Company, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The shared services agreement establishes certain criteria upon which the costs of such services will be allocated between the Company and MPM. Allocation of service costs not demonstrably attributable to either the Company or MPM will initially be 51% to the Company and 49% to MPM, except to the extent that 100% of any cost was demonstrably attributable to or for the benefit of either MPM or the Company, in which case the total cost was allocated 100% to such party. The Shared Services Agreement remains in effect until terminated according to its terms. MPM or the Company may terminate the agreement for convenience, without cause, by giving written notice not less than 30 days prior to the effective date of termination. It is also anticipated that the Company and MPM will cooperate to achieve favorable pricing with respect to purchases of raw materials and logistics services.
Pursuant to this agreement, during the nine months ended September 30, 2011, the Company incurred approximately $135 of costs for shared services and MPM incurred approximately $125 of costs for shared services (excluding, in each case, costs allocated 100% to one party). During the nine months ended September 30, 2011, the Company realized approximately $21 in cost savings as a result of the Shared Services Agreement. MSC billed MPM approximately $2 which represents a true-up payment to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to 51% for the Company and 49% for MPM. The true-up amount is included in Selling, general and administrative expense in the unaudited Condensed Consolidated Statements of Operations. The Company had accounts receivable from MPM of $6 and accounts payable to MPM of $1 as of September 30, 2011 and December 31, 2010.
Financing Agreements
In connection with the terminated Huntsman merger and related litigation settlement agreement and release among the Company, Huntsman and other parties entered into on December 14, 2008, the Company paid Huntsman $225. The settlement payment was funded to the Company by an advance from Apollo, while reserving all rights with respect to reallocation of the payments to other affiliates of Apollo. Under the provisions of the settlement agreement and release, the Company is only contractually obligated to reimburse Apollo for any insurance recoveries on the $225 settlement payment, net of expense incurred in obtaining such recoveries. Apollo has agreed that the payment of any such insurance recoveries will satisfy the Company’s obligation to repay amounts received under the $225 advance. The Company has recorded the $225 settlement payment advance as a long-term liability at September 30, 2011. As of September 30, 2011, the Company has not recovered any insurance proceeds related to the $225 settlement payment.
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
In conjunction with and prior to the purchase of all the preferred shares and warrants, certain affiliates of Apollo also committed to provide liquidity facilities to the Company on an interim basis. The aggregate liquidity facilities outstanding, together with the purchase price for any purchased preferred shares and warrants, will at no time exceed $200. In connection therewith, the Company has $100 in term loans outstanding with affiliates of Apollo which will mature on December 31, 2011, with interest at adjusted LIBOR plus 2.25%. The Company also has $2 outstanding with an affiliate of Apollo, which is due upon demand. The weighted average interest rate of affiliated borrowings at September 30, 2011 was 2.64%.
Purchase of MSC Holdings debt
In 2009, the Company purchased $180 in face value of the outstanding MSC Holdings LLC PIK Debt Facility for $24, including accrued interest. The loan receivable from MSC Holdings has been recorded at its acquisition value of $24 as a reduction of equity in the unaudited Condensed Consolidated Statement of Deficit and Comprehensive Income as MSC Holdings is the Company’s parent. In addition, at September 30, 2011 the Company has not recorded accretion of the purchase discount or interest income as ultimate receipt of these cash flows is under the control of MSC Holdings. The Company will continue to assess the collectibility of these cash flows to determine future amounts to record, if any.
Purchases and Sales of Products and Services with Apollo Affiliates
The Company sells products to certain Apollo affiliates and members of Momentive Holdings. These sales were less than $1 and $1 for the three months ended September 30, 2011 and 2010, respectively, and $2 for both the nine months ended September 30, 2011 and 2010. Accounts receivable from these affiliates were less than $1 at September 30, 2011 and December 31, 2010. The Company also purchases raw materials and services from certain Apollo affiliates. These purchases were $5 for both the three months ended September 30, 2011 and 2010, respectively, and $25 and $13 for the nine months ended September 30, 2011 and 2010, respectively. The Company had accounts payable to Apollo affiliates of less than $1 and $1 at September 30, 2011 and December 31, 2010, respectively.
Other Transactions and Arrangements
Momentive Holdings purchases insurance policies which also cover the Company and MPM. Amounts are billed to the Company based on the Company's relative share of the insurance premiums. Amounts billed to the Company from Momentive Holdings were $14 for the three and nine months ended September 30, 2011. The Company had accounts payable to Momentive Holdings of $6 under these arrangements at September 30, 2011.
The Company sells finished goods to and purchases raw materials from its foundry joint venture between the Company and Delta-HA, Inc. ("HAI"). The Company also provides toll-manufacturing and other services to HAI. The Company’s investment in HAI is recorded under the equity method of accounting and the related sales and purchases are not eliminated from the Company’s unaudited Condensed Consolidated Financial Statements. However, any profit on these transactions is eliminated in the Company’s unaudited Condensed Consolidated

Financial Statements to the extent of the Company’s 50% interest in HAI. Sales and services provided to HAI were $26 and $20 for the three months ended September 30, 2011 and 2010, respectively, and $86 and $65 for the nine months ended September 30, 2011 and 2010, respectively. Accounts receivable from HAI were $18 and $13 at September 30, 2011 and December 31, 2010, respectively. Purchases from HAI were $10 and $15 for the three months ended September 30, 2011and 2010, respectively, and $41 and $46 for the nine months ended September 30, 2011 and 2010, respectively. The Company had accounts payable to HAI of $5 and $2 at September 30, 2011 and December 31, 2010, respectively. Additionally, HAI declared dividends of $4 and $0 during the three months ended September 30, 2011 and 2010, respectively, and $9 and $4 during the nine months ended September 30, 2011 and 2010, respectively. No amounts remain outstanding related to these previously declared dividends as of September 30, 2011.
The Company’s purchase contracts with HAI represent a significant portion of HAI’s total revenue. In addition, the Company has pledged its member interest in HAI as collateral on HAI’s revolving line of credit. These factors result in the Company absorbing the majority of the risk to potential losses or gains from a majority of the expected returns. However, the Company does not have the power to direct the activities that most significantly impact HAI, and therefore, does not have a controlling financial interest. The carrying value of HAI’s assets were $48 and $44 at September 30, 2011 and December 31, 2010, respectively. The carrying value of HAI’s liabilities were $24 and $22 at September 30, 2011 and December 31, 2010, respectively.
The Company had a loan receivable from its unconsolidated forest products joint venture in Russia of $3 and $4 as of September 30, 2011 and December 31, 2010, respectively.
5. Fair Value
Fair value measurement provisions establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. This guidance describes three levels of inputs that may be used to measure fair value:

•	Level 1: Inputs are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date.

•	Level 3: Unobservable inputs, for example, inputs derived through extrapolation or interpolation that cannot be corroborated by observable market data.
Recurring Fair Value Measurements
Following is a summary of assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010:

	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
September 30, 2011
Derivative liabilities	$—	$(4)	$—	$(4)
December 31, 2010
Derivative liabilities	—	(10)	—	(10)
Level 1 primarily consists of financial instruments traded on exchange or futures markets. Level 2 includes those derivative instruments transacted primarily in over the counter markets.
The Company calculates the fair value of its derivative liabilities using quoted market prices whenever available. When quoted market prices are not available, the Company uses standard pricing models with market-based inputs, adjusted for nonperformance risk. When its financial instruments are in a liability position, the Company evaluates its credit risk as a component of fair value. At September 30, 2011 and December 31, 2010, no adjustment was made by the Company to reduce its derivative liabilities for nonperformance risk.
When its financial instruments are in an asset position, the Company is exposed to credit loss in the event of nonperformance by other parties to these contracts and evaluates their credit risk as a component of fair value.

Non-recurring Fair Value Measurements
Following is a summary of losses as a result of the Company measuring assets at fair value on a non-recurring basis during the three and nine months ended September 30, 2011:

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Long-lived assets held and used	$—	$18

In June 2011, as a result of the loss of a customer that went out of business in the second quarter of 2011 and continued competitive pressures resulting in successive periods of negative cash flows associated with certain assets within the Company's European forest products business, the Company has written down long-lived assets with a carrying value of $29 to fair value of $11, resulting in an impairment charge of $18 for the nine months ended September 30, 2011. These assets were valued using a discounted cash flow analysis based on assumptions that market participants would use and incorporates probability-weighted cash flows based on the likelihood of various possible scenarios. Key inputs in the model included projected revenues, operating expenses, and asset usage charges associated with certain intangible assets.
Non-derivative Financial Instruments
The following table summarizes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt	$3,630	$3,148	$3,672	$3,708
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
During the three months ended September 30, 2011, the Company paid $4 to settle its cross-currency and interest rate swap, which matured on September 30, 2011. The amount is recorded in Other non-operating expense, net in the Company's unaudited Condensed Consolidated Statements of Operations.
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

The following tables summarize the Company’s derivative financial instruments:

		September 30, 2011		December 31, 2010
Liability Derivatives	Balance Sheet Location	Notional Amount	Fair Value Liability	Notional Amount	Fair Value Liability
Derivatives designated as hedging instruments
Interest Rate Swaps
Interest swap – 2007	Other current liabilities	$—	$—	$375	$(5)
Interest swap – 2010	Other current liabilities	350	(2)	350	(2)
Total derivatives designated as hedging instruments			$(2)		$(7)
Derivatives not designated as hedging instruments
Foreign Exchange and Interest Rate Swaps
Cross-Currency and Interest Rate Swap	Other current liabilities	$—	$—	$25	$(3)
Interest Rate Swap
Interest swap – Australia Multi-Currency Term	Other current liabilities	22	—	22	—
Commodity Contracts
Electricity contracts	Other current liabilities	3	(1)	4	—
Natural gas futures	Other current liabilities	4	(1)	2	—
Total derivatives not designated as hedging instruments			$(2)		$(3)

Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized in OCI on Derivative for the Three Months Ended:		Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income for the Three Months Ended:
	September 30, 2011	September 30, 2010		September 30, 2011	September 30, 2010
Interest Rate Swaps
Interest swap – 2007	$—	$(1)	Interest expense, net	$—	$(5)
Interest swap – 2010	(1)	(3)	Interest expense, net	(1)	—
Total	$(1)	$(4)		$(1)	$(5)

Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized in OCI on Derivative for the Nine Months Ended:		Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income for the Nine Months Ended:
	September 30, 2011	September 30, 2010		September 30, 2011	September 30, 2010
Interest Rate Swaps
Interest swap – 2007	$—	$(2)	Interest expense, net	$—	$(18)
Interest swap – 2010	(3)	(3)	Interest expense, net	(3)	—
Total	$(3)	$(5)		$(3)	$(18)
As of September 30, 2011, the Company expects to reclassify $2 of losses recognized in Accumulated other comprehensive income to earnings over the next twelve months.

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivative for the Three Months Ended:		Location of Gain (Loss) Recognized in Income on Derivative
	September 30, 2011	September 30, 2010
Foreign Exchange and Interest Rate Swaps
Cross-Currency and Interest Rate Swap	$1	$(3)	Other non-operating expense, net
Interest Rate Swap
Interest swap - Australia Multi-Currency Term	—	—	Other non-operating expense, net
Commodity Contracts
Electricity contracts	—	(1)	Cost of sales
Natural gas futures	(1)	—	Cost of sales
Total	$—	$(4)

Derivatives Not Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in Income on Derivative for the Nine Months Ended:		Location of (Loss) Gain Recognized in Income on Derivative
	September 30, 2011	September 30, 2010
Foreign Exchange and Interest Rate Swaps
Cross-Currency and Interest Rate Swap	$(1)	$1	Other non-operating expense, net
Interest Rate Swap
Interest swap - Australia Multi-Currency Term	—	1	Other non-operating expense, net
Commodity Contracts
Electricity contracts	(1)	—	Cost of sales
Natural gas futures	(1)	(1)	Cost of sales
Total	$(3)	$1
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
The following table summarizes all probable environmental remediation, indemnification and restoration liabilities, including related legal expenses, at September 30, 2011 and December 31, 2010:

	Number of Sites		Liability		Range of Reasonably Possible Costs
Site Description	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	Low	High
Geismar, LA	1	1	$17	$17	$10	$25
Superfund and offsite landfills – allocated share:
Less than 1%	30	29	1	1	1	2
Equal to or greater than 1%	12	12	7	7	6	13
Currently-owned	15	19	6	6	4	14
Formerly-owned:
Remediation	9	10	1	1	1	10
Monitoring only	5	6	1	1	—	1
	72	77	$33	$33	$22	$65
These amounts include estimates for unasserted claims that the Company believes are probable of loss and reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of a range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. At both September 30, 2011 and December 31, 2010, $10 has been included in Other current liabilities in the unaudited Condensed Consolidated Balance Sheets with the remaining amount included in Other long-term liabilities.
Following is a discussion of the Company’s environmental liabilities and the related assumptions at September 30, 2011:
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
Non-Environmental Legal Matters
The Company is involved in various legal proceedings in the ordinary course of business and has reserves of $8 and $11 at September 30, 2011 and December 31, 2010, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable. At September 30, 2011 and December 31, 2010, $4 and $5, respectively, have been included in Other current liabilities in the unaudited Condensed Consolidated Balance Sheets with the remaining amount included in Other long-term liabilities.
Following is a discussion of significant non-environmental legal proceedings:
Brazil Tax Claim— In 1992, the State of Sao Paulo Administrative Tax Bureau issued an assessment against the Company’s Brazilian subsidiary claiming that excise taxes were owed on certain intercompany loans made for centralized cash management purposes. These loans were characterized by the Tax Bureau as intercompany sales. Since that time, management and the Tax Bureau have held discussions and the subsidiary filed an administrative appeal seeking cancellation of the assessment. The Administrative Court upheld the assessment in December 2001. In 2002, the subsidiary filed a second appeal with the highest-level Administrative Court, again seeking cancellation of the assessment. In February 2007, the highest-level Administrative Court upheld the assessment. The Company requested a review of this decision. On April 23, 2008, the Brazilian Administrative Tax Tribunal issued its final decision upholding the assessment against the subsidiary. The Company filed an Annulment action in the Brazilian Judicial Courts in May 2008 along with a request for an injunction to suspend the tax collection. The injunction was denied but the Annulment action is being pursued. The Company has pledged certain properties and assets in Brazil during the pendency of the Annulment action in lieu of paying the assessment. In September 2010, in the Company's favor, the Court adopted its appointed expert's report finding that the transactions in question were intercompany loans. The State Tax Bureau filed an appeal of this decision in December 2010, which is still pending. The Company continues to believe that a loss contingency is not probable. At September 30, 2011, the amount of the assessment, including tax, penalties, monetary correction and interest, is 67 Brazilian reais, or approximately $36.

Formosa Plant—Several lawsuits were filed in Sangamon County, Illinois in May 2006 against the Company on behalf of individuals injured or killed in an explosion at a Formosa Plastics Corporation (“Formosa”) plant in Illiopolis, Illinois that occurred on April 23, 2004. The Company sold the facility in 1987. The facility was operated by BCPOLP until it was sold to Formosa out of BCPOLP’s bankrupt estate in 2002. In March 2007, an independent federal agency found that operator errors caused the explosion, but that current and former owners could have implemented systems to minimize the impacts from these errors. In March 2008, the Company filed a motion for summary judgment. On May 19, 2011, four of the plaintiffs voluntarily withdrew their claims against the Company. On August 15, 2011, the Court granted the Company's motion for summary judgment against the remaining plaintiffs, and it entered an order dismissing the Company from the lawsuit.
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
Environmental Institution of Paraná IAP—On August 10, 2005, Governo Do Paraná and the Environmental Institution of Paraná IAP, an environmental agency of the Brazilian government, provided Hexion Quimica Industria, our Brazilian subsidiary, with notice of a potential fine of up to $12 in connection with alleged environmental damages to the Port of Paranagua caused in November 2004 by an oil spill from a shipping vessel carrying methanol purchased by the Company. The investigation as to the cause of the accident has not been finalized. In early October 2009, the Company was granted an injunction precluding the imposition of any fines or penalties by the Paraná IAP which was filed in November 2010. The Company has filed an appeal to preclude the Paraná IAP from levying any assessment, and still believes it has a strong defense and does not believe a loss is probable. At September 30, 2011, the amount of the assessment, including tax, penalties, monetary correction and interest, is 27 Brazilian reais, or approximately $14.
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
Other Commitments
Customer Contract Termination—In the second quarter of 2011, the Company agreed to terminate an operator contract ("Contract") with a customer in response to the customer's desire to restructure certain of its manufacturing capacity. The customer agreed to pay the Company a one-time compensation payment of €16, or approximately $23, which the Company has since collected. The compensation payment represents a contract termination penalty and payment for all unpaid minimum obligations incurred by the customer to date under the Contract. The Company recorded a net gain of $21 for the nine months ended September 30, 2011 related to the termination of the Contract, which represents the full compensation payment net of the Company's estimated cost to disable the related manufacturing assets. The amount is recorded in Other operating income, net in the unaudited Condensed Consolidated Statements of Operations.
8. Pension and Postretirement Expense
Following are the components of net pension and postretirement expense (benefit) recognized by the Company for the three and nine months ended September 30, 2011 and 2010:

	Pension Benefits				Non-Pension Postretirement Benefits
	Three Months Ended September 30,				Three Months Ended September 30,
	2011		2010		2011		2010
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1	$2	$—	$2	$—	$—	$—	$—
Interest cost on projected benefit obligation	4	4	4	3	—	—	—	—
Expected return on assets	(4)	(3)	(4)	(2)	—	—	—	—
Amortization of prior service cost (benefit)	—	1	—	—	(3)	—	(3)	—
Recognized actuarial loss	1	—	2	—	—	—	—	—
Net expense (benefit)	$2	$4	$2	$3	$(3)	$—	$(3)	$—

	Pension Benefits				Non-Pension Postretirement Benefits
	Nine Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$2	$6	$2	$6	$—	$—	$—	$—
Interest cost on projected benefit obligation	10	13	11	11	—	—	—	—
Expected return on assets	(12)	(9)	(12)	(8)	—	—	—	—
Amortization of prior service cost (benefit)	—	1	—	1	(8)	—	(8)	—
Recognized actuarial loss	5	—	6	—	—	—	—	—
Net expense (benefit)	$5	$11	$7	$10	$(8)	$—	$(8)	$—
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
The Company's business segments are based on the products that the Company offers and the markets that it serves. At September 30, 2011, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins. A summary of the major products of the Company's reportable segments follows:

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
Total assets by segment has been disclosed below due to the changes to the Company's reportable segments in the first quarter of 2011.

Net Sales to Unaffiliated Customers(1)(2):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Epoxy, Phenolic and Coating Resins	$870	$827	$2,688	$2,222
Forest Products Resins	452	398	1,366	1,206
Total	$1,322	$1,225	$4,054	$3,428

Segment EBITDA(2):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Epoxy, Phenolic and Coating Resins	$126	$169	$433	$374
Forest Products Resins	46	46	141	138
Corporate and Other	(10)	(22)	(45)	(48)

Total Assets(2):

	As of September 30, 2011	As of December 31, 2010
Epoxy, Phenolic and Coating Resins	$1,950	$1,815
Forest Products Resins	835	849
Corporate and Other	340	230
Discontinued Operations	—	243
Total	$3,125	$3,137

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.

(2)
The Company changed its reportable segments in the first quarter of 2011. Prior period balances have been recast to conform to the Company's current reportable segments and to exclude the results of the CCR business, which is reported as a discontinued operation for all periods presented.

Reconciliation of Segment EBITDA to Net Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$126	$169	$433	$374
Forest Products Resins	46	46	141	138
Corporate and Other	(10)	(22)	(45)	(48)

Reconciliation:
Items not included in Segment EBITDA
Push-down of income recovered by owner	—	56	—	83
Asset impairments and other non-cash charges	(2)	(3)	(23)	(8)
Business realignment costs	(1)	(6)	(9)	(15)
Integration costs	(5)	—	(10)	—
Net (loss) income from discontinued operations	—	(2)	2	5
Other	(10)	(6)	(3)	(11)
Total adjustments	(18)	39	(43)	54
Loss on extinguishment of debt	—	—	—	(8)
Interest expense, net	(67)	(70)	(196)	(205)
Income tax benefit (expense)	5	(6)	2	(23)
Depreciation and amortization	(43)	(40)	(127)	(121)
Net income	$39	$116	$165	$161
 Items not included in Segment EBITDA
Non-cash charges primarily represent stock-based compensation expense and unrealized derivative and foreign exchange gains and losses.
Not included in Segment EBITDA are certain non-cash and other income or expenses. For the three and nine months ended September 30, 2011, these items include business optimization expenses, retention program costs, business realignment costs primarily related to expenses from the Company's productivity program, integration costs related to the Momentive Combination and realized foreign exchange gains and losses. For the nine months ended September 30, 2011, these amounts also include a gain recognized on the termination of an operator agreement with a customer. Discontinued operations represents the results of the Company's IAR and CCR businesses. For the three and nine months ended September 30, 2010, these items consisted of business realignment costs primarily related to expenses from the Company's productivity program, realized foreign exchange gains and losses, business optimization expenses and retention program costs. Discontinued operations represents the results of the Company's IAR and CCR businesses. For the nine months ended September 30, 2010, these items also include insurance settlements related to previous litigation matters.

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
The Tranche A Options were granted with an aggregate grant date fair value of approximately $6. The fair value of each option was estimated at the grant date using a Black-Scholes option pricing model. The assumptions used to estimate the fair value were a 2.21% risk-free interest rate, a 6.25 year expected life, a 37.4% expected volatility rate and a 0% dividend rate. Compensation cost of $1 and $2 related to these awards was recognized during the three and nine months ended September 30, 2011, respectively.
The Tranche B and Tranche C Options were granted with performance and market conditions each with an aggregate grant date fair value of approximately $3. The fair value was estimated at the grant date using a Monte Carlo valuation method, which is a commonly accepted valuation model for awards with market and performance conditions. The Monte Carlo valuation method requires the use of a range of assumptions. The range of risk-free interest rates were 0.16% to 3.49%, expected volatility rates ranged from 34.5% to 41.5% and a 0% dividend rate. The expected life assumption is not used in the Monte Carlo valuation method, but the output of the model indicated a weighted-average expected life of 9.2 years. Compensation cost has not been recognized for the Tranche B and Tranche C Options during the three and nine months ended September 30, 2011 because as of September 30, 2011, it is not probable the related options will vest. Compensation cost will be recognized over the service period once the satisfaction of the performance condition is probable.
Restricted Deferred Units
The Tranche A RDUs were granted with an aggregate grant date fair value of approximately $4. Compensation cost of less than $1 and $2 related to these awards was recognized during the three and nine months ended September 30, 2011, respectively.
The Tranche B RDUs and Tranche C RDUs were granted each with an aggregate grant date fair value of approximately $2. The fair value was estimated at the grant date using the same Monte Carlo valuation method and assumptions. The RDU's have an indefinite life, thus the term used in the valuation model was 30 years, which resulted in a weighted-average expected life of 21.4 years. Compensation cost has not been recognized for the Tranche B RDUs and Tranche C RDUs during the three and nine months ended September 30, 2011 because as of September 30, 2011, it is not probable the related restricted deferred units will vest. Compensation cost will be recognized over the service period once the satisfaction of the performance condition is probable.
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

MOMENTIVE SPECIALTY CHEMICALS INC.
THREE MONTHS ENDED SEPTEMBER 30, 2011
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$567	$—	$—	$828	$(73)	$1,322
Cost of sales	470	—	—	740	(73)	1,137
Gross profit	97	—	—	88	—	185
Selling, general and administrative expense	30	—	—	52	—	82
Other operating (income) expense, net	(3)	—	—	5	—	2
Operating income	70	—	—	31	—	101
Interest expense, net	17	38	—	12	—	67
Intercompany interest expense (income)	29	(41)	—	12	—	—
Other non-operating expense (income), net	35	—	1	(31)	—	5
(Loss) income from continuing operations before income tax, earnings from unconsolidated entities	(11)	3	(1)	38	—	29
Income tax expense (benefit)	5	(1)	—	(9)	—	(5)
(Loss) income from continuing operations before earnings from unconsolidated entities	(16)	4	(1)	47	—	34
Earnings from unconsolidated entities, net of taxes	55	—	29	—	(79)	5
Net income	$39	$4	$28	$47	$(79)	$39

MOMENTIVE SPECIALTY CHEMICALS INC.
THREE MONTHS ENDED SEPTEMBER 30, 2010
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$512	$—	$—	$763	$(50)	$1,225
Cost of sales	369	—	—	670	(50)	989
Gross profit	143	—	—	93	—	236
Selling, general and administrative expense	42	—	—	51	—	93
Push-down of income recovered by owner	(56)	—	—	—	—	(56)
Other operating expense, net	2	—	—	9	—	11
Operating income	155	—	—	33	—	188
Interest expense, net	23	37	—	10	—	70
Intercompany interest expense (income)	32	(43)	(1)	12	—	—
Other non-operating (income) expense, net	(2)	3	—	(5)	—	(4)
Income from continuing operations before income tax, earnings from unconsolidated entities	102	3	1	16	—	122
Income tax (benefit) expense	(6)	—	—	12	—	6
Income from continuing operations before earnings from unconsolidated entities	108	3	1	4	—	116
Earnings (loss) from unconsolidated entities, net of taxes	6	—	(1)	1	(4)	2
Net income from continuing operations	114	3	—	5	(4)	118
Net income (loss) from discontinued operations, net of tax	2	—	—	(4)	—	(2)
Net income	$116	$3	$—	$1	$(4)	$116

MOMENTIVE SPECIALTY CHEMICALS INC.
NINE MONTHS ENDED SEPTEMBER 30, 2011
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,747	$—	$—	$2,553	$(246)	$4,054
Cost of sales	1,425	—	—	2,266	(246)	3,445
Gross profit	322	—	—	287	—	609
Selling, general and administrative expense	94	—	—	159	—	253
Asset impairments	—	—	—	18	—	18
Other operating (income) expense, net	(22)	—	—	11	—	(11)
Operating income	250	—	—	99	—	349
Interest expense, net	52	113	—	31	—	196
Intercompany interest expense (income)	93	(131)	—	38	—	—
Other non-operating (income) expense, net	(1)	—	—	4	—	3
Income from continuing operations before income tax, earnings from unconsolidated entities	106	18	—	26	—	150
Income tax (benefit) expense	(14)	1	—	11	—	(2)
Income from continuing operations before earnings from unconsolidated entities	120	17	—	15	—	152
Earnings from unconsolidated entities, net of taxes	63	—	44	—	(96)	11
Net income from continuing operations	183	17	44	15	(96)	163
Net (loss) income from discontinued operations, net of tax	(18)	—	—	20	—	2
Net income	$165	$17	$44	$35	$(96)	$165

MOMENTIVE SPECIALTY CHEMICALS INC.
NINE MONTHS ENDED SEPTEMBER 30, 2010
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,505	$—	$—	$2,196	$(273)	$3,428
Cost of sales	1,219	—	—	1,922	(273)	2,868
Gross profit	286	—	—	274	—	560
Selling, general and administrative expense	95	—	—	156	—	251
Push-down of income recovered by owner	(83)	—	—	—	—	(83)
Other operating (income) expense, net	(4)	—	—	11	—	7
Operating income	278	—	—	107	—	385
Interest expense, net	71	105	—	29	—	205
Intercompany interest expense (income)	95	(124)	(1)	30	—	—
Loss on extinguishment of debt	8	—	—	—	—	8
Other non-operating (income) expense, net	(8)	8	—	(1)	—	(1)
Income from continuing operations before income tax, earnings from unconsolidated entities	112	11	1	49	—	173
Income tax (benefit) expense	(3)	1	—	25	—	23
Income from continuing operations before earnings from unconsolidated entities	115	10	1	24	—	150
Earnings from unconsolidated entities, net of taxes	45	—	12	1	(52)	6
Net income from continuing operations	160	10	13	25	(52)	156
Net income from discontinued operations, net of tax	1	—	—	4	—	5
Net income	$161	$10	$13	$29	$(52)	$161

MOMENTIVE SPECIALTY CHEMICALS INC.
SEPTEMBER 30, 2011
CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents (including restricted cash of $0 and $3, respectively)	$70	$—	$—	$101	$—	$171
Short-term investments	—	—	—	9	—	9
Accounts receivable, net	214	—	—	489	—	703
Inventories:				—
Finished and in-process goods	141	—	—	190	—	331
Raw materials and supplies	47	—	—	89	—	136
Other current assets	24	—	—	63	—	87
Total current assets	496	—	—	941	—	1,437
Other assets, net	49	38	65	79	(69)	162
Property and equipment, net	515	—	—	735	—	1,250
Goodwill	93	—	—	75	—	168
Other intangible assets, net	60	—	—	48	—	108
Total assets	$1,213	$38	$65	$1,878	$(69)	$3,125
Liabilities and (Deficit) Equity
Current liabilities
Accounts and drafts payable	$170	$—	$—	$282	$—	$452
Intercompany accounts (receivable) payable	(147)	(35)	—	182	—	—
Debt payable within one year	18	—	—	82	—	100
Intercompany loans payable (receivable)	44	—	—	(44)	—	—
Loans payable to affiliates	2	—	—	—	—	2
Interest payable	10	35	—	2	—	47
Income taxes payable	1	—	—	9	—	10
Accrued payroll and incentive compensation	26	—	—	38	—	64
Other current liabilities	74	—	—	57	—	131
Total current liabilities	198	—	—	608	—	806
Long-term debt	1,138	1,688	—	602	—	3,428
Affiliated long-term debt	80	—	—	20	—	100
Intercompany loans payable (receivable)	1,238	(1,901)	(14)	677	—	—
Long-term pension and post employment benefit obligations	71	—	—	127	—	198
Deferred income taxes	27	2	—	66	—	95
Other long-term liabilities	115	6	—	30	—	151
Advance from affiliates	225	—	—	—	—	225
Total liabilities	3,092	(205)	(14)	2,130	—	5,003
Total Momentive Specialty Chemicals Inc. shareholders (deficit) equity	(1,879)	243	79	(253)	(69)	(1,879)
Noncontrolling interest	—	—	—	1	—	1
Total (deficit) equity	(1,879)	243	79	(252)	(69)	(1,878)
Total liabilities and (deficit) equity	$1,213	$38	$65	$1,878	$(69)	$3,125

MOMENTIVE SPECIALTY CHEMICALS INC.
DECEMBER 31, 2010
CONDENSED CONSOLIDATING BALANCE SHEET

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents (including restricted cash of $0 and $6, respectively)	$56	$—	$—	$130	$—	$186
Short-term investments	—	—	—	6	—	6
Accounts receivable, net	115	—	—	412	—	527
Inventories:
Finished and in-process goods	122	—	—	144	—	266
Raw materials and supplies	35	—	—	74	—	109
Other current assets	31	—	—	48	—	79
Discontinued operations	102	—	—	141	—	243
Total current assets	461	—	—	955	—	1,416
Other assets, net	6	41	30	73	3	153
Property and equipment, net	497	—	—	770	—	1,267
Goodwill	93	—	—	76	—	169
Other intangible assets, net	62	—	—	70	—	132
Total assets	$1,119	$41	$30	$1,944	$3	$3,137
Liabilities and (Deficit) Equity
Current liabilities
Accounts and drafts payable	$137	$—	$—	$277	$—	$414
Intercompany accounts (receivable) payable	(140)	(46)	—	186	—	—
Debt payable within one year	25	—	—	57	—	82
Intercompany loans (receivable) payable	(97)	—	—	97	—	—
Loans payable to affiliates	2	—	—	—	—	2
Interest payable	21	46	—	2	—	69
Income taxes payable	7	—	—	17	—	24
Accrued payroll and incentive compensation	28	—	—	37	—	65
Other current liabilities	90	—	—	60	—	150
Discontinued operations	37	—	—	22	—	59
Total current liabilities	110	—	—	755	—	865
Long-term debt	1,152	1,687	—	649	—	3,488
Affiliated long-term debt	80	—	—	20	—	100
Intercompany loans payable (receivable)	1,352	(1,887)	(15)	550	—	—
Long-term pension and post employment benefit obligations	83	—	—	125	—	208
Deferred income taxes	35	2	—	73	—	110
Other long-term liabilities	104	6	—	50	—	160
Advance from affiliates	225	—	—	—	—	225
Total liabilities	3,141	(192)	(15)	2,222	—	5,156
Total Momentive Specialty Chemicals Inc. shareholders (deficit) equity	(2,022)	233	45	(281)	3	(2,022)
Noncontrolling interest	—	—	—	3	—	3
Total (deficit) equity	(2,022)	233	45	(278)	3	(2,019)
Total liabilities and (deficit) equity	$1,119	$41	$30	$1,944	$3	$3,137

MOMENTIVE SPECIALTY CHEMICALS INC.
NINE MONTHS ENDED SEPTEMBER 30, 2011
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(112)	$1	$1	$73	$—	$(37)
Cash flows provided by (used in) investing activities
Capital expenditures	(63)	—	—	(46)	—	(109)
Purchases of marketable securities	—	—	—	(3)	—	(3)
Change in restricted cash	—	—	—	3	—	3
Dividends from unconsolidated affiliates, net of funds remitted	9	—	8	(4)	(9)	4
Dividend from subsidiary	54	—	—	—	(54)	—
Proceeds from sale of business, net of cash transferred	173	—	—	—	—	173
Proceeds from sale of assets	2	—	—	1	—	3
Proceeds from the return of capital from subsidiary	52	—	—	—	(52)	—
	227	—	8	(49)	(115)	71
Cash flows used in financing activities
Net short-term debt borrowings	(9)	—	—	20	—	11
Borrowings of long-term debt	164	—	—	291	—	455
Repayments of long-term debt	(177)	—	—	(330)	—	(507)
Net intercompany loan (repayments)borrowings	(77)	4	—	73	—	—
Long-term debt and credit facility financing fees	(1)	—	—	—	—	(1)
Common stock dividends paid	(1)	(5)	(9)	(49)	63	(1)
Return of capital to parent	—	—	—	(52)	52	—
	(101)	(1)	(9)	(47)	115	(43)
Effect of exchange rates on cash and cash equivalents	—	—	—	(3)	—	(3)
Increase (decrease) in cash and cash equivalents	14	—	—	(26)	—	(12)
Cash and cash equivalents (unrestricted) at beginning of period	56	—	—	124	—	180
Cash and cash equivalents (unrestricted) at end of period	$70	$—	$—	$98	$—	$168

MOMENTIVE SPECIALTY CHEMICALS INC.
NINE MONTHS ENDED SEPTEMBER 30, 2010
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Momentive Specialty Chemicals Inc.		Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(333)	(a)	$14	$(4)	$248	(a)	$—	$(75)
Cash flows provided by (used in) investing activities
Capital expenditures	(34)		—	—	(40)		—	(74)
Capitalized interest	—		—	—	(1)		—	(1)
Proceeds from matured debt securities	—		—	—	3		—	3
Change in restricted cash	—		—	—	1		—	1
Proceeds from the return of capital from subsidiary	296	(a)	—	—	—		(296)	—
Dividend from subsidiary	18		—	1	—		(19)	—
Deconsolidation of variable interest entities	—		—	—	(4)		—	(4)
Investment in unconsolidated affiliates, net	—		—	3	2		—	5
Proceeds from the sale of assets	6		—	—	7		—	13
	286		—	4	(32)		(315)	(57)
Cash flows provided by (used in) financing activities
Net short-term debt borrowings (repayments)	6		—	—	(3)		—	3
Borrowings of long-term debt	240		993	—	470		—	1,703
Repayments of long-term debt	(1,054)		—	—	(501)		—	(1,555)
Return of capital to parent	—		—	—	(296)	(a)	296	—
Net intercompany loan borrowings (repayments)	879		(973)	5	89		—	—
Long-term debt and credit facility financing fees	(1)		(24)	—	(8)		—	(33)
Payments of dividends on common stock	—		(10)	(5)	(4)		19	—
	70		(14)	—	(253)		315	118
Effect of exchange rates on cash and cash equivalents	—		—	—	1		—	1
Increase (decrease) in cash and cash equivalents	23		—	—	(36)		—	(13)
Cash and cash equivalents (unrestricted) at beginning of period	22		—	—	113		—	135
Cash and cash equivalents (unrestricted) at end of period	$45		$—	$—	$77		$—	$122

(a)
In March, June and September 2010, Momentive Specialty Chemicals Inc. contributed receivables of $100, $100 and $107, respectively, to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the nine months ended September 30, 2010, the non-guarantor subsidiary sold $307 of the contributed receivables to affiliates of Apollo for net cash of $296. The cash proceeds were returned to Momentive Specialty Chemicals Inc. by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined Non-Guarantor Subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and Momentive Specialty Chemicals Inc., respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in millions)
The following commentary should be read in conjunction with the audited financial statements and the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K.
Within the following discussion, unless otherwise stated, “the quarter ended September 30, 2011” and “the third quarter of 2011” refer to the three months ended September 30, 2011, and “the quarter ended September 30, 2010” and “the third quarter of 2010” refer to the three months ended September 30, 2010.
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
Momentive Combination and Shared Services Agreement
In October 2010, our parent, MSC Holdings, and Momentive Performance Materials Holdings Inc., the parent company of Momentive Performance Materials Inc. ("MPM"), became subsidiaries of a newly formed holding company, Momentive Holdings. We refer to this transaction as the "Momentive Combination". In connection with the closing of the Momentive Combination, we entered into a shared services agreement with MPM, as amended on March 17, 2011, pursuant to which we will provide to MPM, and MPM will provide to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The shared services agreement establishes certain criteria upon which the costs of such services are allocated between us and MPM.

We expect that the Momentive Combination, including the shared services agreement, will result in significant synergies for us, including shared services and logistics optimization, best-of-source contractual terms, procurement savings, regional site rationalization, and administrative and overhead savings. We expect to achieve a total of approximately $59 of cost savings in connection with the Shared Services Agreement and recent divestitures. Through September 30, 2011, we realized $34 of these savings on a run-rate basis, and anticipate fully realizing the remaining anticipated savings over the next 15 to 21 months.

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
The Company's business segments are based on the products that the Company offers and the markets that it serves. At September 30, 2011, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins. A summary of the major products of the Company's reportable segments follows:

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
2011 Overview

•
Net sales increased 18% in the nine months ended September 30, 2011 as compared to the corresponding period in 2010, due primarily to slightly increasing demand in the industrial, automotive and durable goods markets. Net sales also increased due to raw material-driven price increases to our customers.

•
We experienced significantly higher profitability during the nine months ended September 30, 2011, as segment EBITDA increased $65, or 14%, in the nine months ended September 30, 2011 as compared to the corresponding period in 2010. This increase was primarily due to the increase in volumes across several of our businesses and the pass through of raw material-driven price increases.

•
Net sales increased 8% in the third quarter of 2011 as compared to the third quarter of 2010, while segment EBITDA decreased $31, or 16%, as compared to the Company's record-high segment EBITDA in the third quarter of 2010. This increase in sales is primarily attributable to the pass through of raw material-driven price increases and favorable currency translation more than offsetting the decrease in volumes. The decrease in Segment EBITDA was driven by a decrease in volumes in certain of our specialty businesses.

•
In January 2011, we completed the sale of our global IAR business and in May 2011, we completed the sale of our North American-based Coatings and Composites business. Both divestitures will increase our profitability margins as a whole and will allow us to focus our financial resources towards growing specialty applications within our portfolio.

•
During the nine months ended September 30, 2011, we realized approximately $21 in cost savings as a result of the shared services agreement with MPM. As of September 30, 2011, we have approximately $37 of in-process cost savings and synergies that we expect to achieve over the next 15 to 21 months in connection with the shared services agreement and recently completed divestitures.

•	We are expanding in markets in which we expect opportunities for growth.
Recently completed efforts include:

•
Construction of new manufacturing facility in Batesville, Arkansas and a new production line at our Brady, Texas facility within our oil field business, both of which began operations in the third quarter of 2011. This new production capacity provides resin coated proppants to fracturing service companies and operators in the oil and gas industry.

•
Construction of a versatics manufacturing facility in Korea, which began operations in the second quarter of 2011. The new facility produces Cardura® monomers, a versatic acid derivative, used as a key raw material in environmentally advanced paints and coatings.

Future growth initiatives include:

•
A joint venture to construct a versatics manufacturing facility in China, which is expected to be complete by the end of 2011. The new facility will produce VeoVa® monomers, a versatic acid derivative, used as a key raw material in environmentally advanced paints and coatings. The facility is expected to be fully operational in the first half of 2012.

•
A joint venture to construct a phenolic specialty resins manufacturing facility in China, which is expected to be operational by early 2013. The new facility will produce a full range of specialty novolac and resole phenolic resins used in a diverse range of applications, including refractories, friction and abrasives to support the growing auto and consumer markets in China.

Short-term Outlook
Our business is impacted by general economic and industrial conditions, including housing starts, automotive builds, oil and natural gas drilling activity and general industrial production. Our business has both geographic and end market diversity which often reduces the impact of any one of these factors on our overall performance.
Due to recent worldwide economic developments, the short-term outlook for the remainder of 2011 and early 2012 for our business is difficult to predict. In the third quarter of 2011, we experienced sequential quarter volume decreases across many of our businesses as a result of recent macroeconomic factors. We expect the continued volatility in the global financial markets, the downgrade in the U.S. debt credit rating, the ongoing debt crisis in Europe, tightness in the Chinese credit markets and lack of consumer confidence will continue to lead to softness in demand for products within both of our reportable segments during the remainder of 2011 and early 2012.
Tightness in the Chinese credit markets and the reduction of Chinese government subsidies has led to decreases in volumes in our epoxy specialty business, which has had a negative impact on the results of our Epoxy, Phenolic and Coating Resins segment. Global economic softness has also led to caution from our customers, resulting in destocking of inventory impacting several of our businesses, including those that serve the industrial, housing and construction end-use markets. If demand in end markets continues to decline, this may also result in downward pressure on sales prices and profitability and possibly lead to increased competitive pressures which could have negative impacts on each of our reportable segments. We expect further destocking of inventory levels by our customers during the remainder of 2011 and early 2012 due to both regular seasonal destocking and the macroeconomic factors cited above.
We expect volumes within our oil field business to continue to be relatively stable for the remainder of 2011 and early 2012, based on the expected level of oil drilling activities; although, we foresee competitive pricing pressures in this business to continue.
In response to the uncertain economic outlook, we are reviewing our plans to aggressively accelerate savings from the Shared Services Agreement with MPM in order to capture these cost savings as quickly as possible, while also reviewing our cost structure and manufacturing footprint across all businesses.
An additional economic recession or further postponement of the modest economic recovery could have an adverse impact on our business and results of operations. If global economic growth remains slow for an extended period of time or another economic recession occurs, the fair value of our reporting units and long-lived assets could be more adversely affected than we estimated in earlier periods. This may result in goodwill or other additional asset impairments beyond amounts that have already been recognized.
We expect long-term raw material cost volatility to continue because of price movements of key feedstocks. To help mitigate raw material volatility, we have purchase and sale contracts and commercial arrangements with many of our vendors and customers that contain periodic price adjustment mechanisms. Due to differences in the timing of pricing mechanism trigger points between our sales and purchase contracts, there is often a lead-lag impact during which margins are negatively impacted in the short term when raw material prices increase and are positively impacted in the short term when raw material prices fall. We anticipate that raw material volatility will stabilize for the remainder of 2011, and that the pricing actions we took in late 2010 and in 2011 will continue to compensate for the increase in raw materials and energy costs experienced in the first nine months of 2011, which should benefit our operating cash flows for the remainder of 2011.
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
Raw materials comprise approximately 70% of our cost of sales. The three largest raw materials used in our production processes are phenol, methanol and urea. These materials represent about half of our total raw material costs. Fluctuations in energy costs, such as volatility in the price of crude oil and related petrochemical products, as well as the cost of natural gas have historically caused volatility in our raw material and utility costs. The average prices of phenol, methanol and urea increased by approximately 21%, 26% and 68%, respectively, in the third quarter of 2011 compared to the third quarter of 2010. The average prices of phenol, methanol and urea increased by approximately 17%, 24% and 47%, respectively, in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The impact of passing through raw material price changes to customers can result in significant variances in sales comparisons from year to year.

Results of Operations
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$1,322	$1,225	$4,054	$3,428
Cost of sales	1,137	989	3,445	2,868
Gross profit	185	236	609	560
Selling, general & administrative expense	82	93	253	251
Push-down of income recovered by owner	—	(56)	—	(83)
Asset impairments	—	—	18	—
Other operating expense (income), net	2	11	(11)	7
Operating income	101	188	349	385
Interest expense, net	67	70	196	205
Loss on extinguishment of debt	—	—	—	8
Other non-operating expense (income), net	5	(4)	3	(1)
Total non-operating expense	72	66	199	212
Income before income tax and earnings from unconsolidated entities	29	122	150	173
Income tax (benefit) expense	(5)	6	(2)	23
Income before earnings from unconsolidated entities	34	116	152	150
Earnings from unconsolidated entities, net of taxes	5	2	11	6
Net income from continuing operations	39	118	163	156
Net (loss) income from discontinued operations, net of taxes	—	(2)	2	5
Net income	$39	$116	$165	$161
Three Months Ended September 30, 2011 vs. Three Months Ended September 30, 2010
Sales
In the third quarter of 2011, net sales increased by $97, or 8%, compared with the third quarter of 2010. Volume decreases in virtually all businesses, with the exception of our oil field and phenolic specialty resins businesses, negatively impacted sales by $85. The volume decreases were primarily driven by our epoxy specialty business in Asia due to tightness in the Chinese credit markets and the reduction of Chinese government subsidies. Volume decreases were also driven by our European forest products business due to continued competitive pressures and the loss of a large customer in this business. The pass through of raw material-driven price increases in virtually all businesses positively impacted sales by $106. In addition, foreign currency translation positively impacted sales by $76, primarily as a result of the weakening of the U.S. dollar against the euro, Brazilian real, Australian dollar and Canadian dollar in the third quarter of 2011 compared to the third quarter of 2010.
Gross Profit
In the third quarter of 2011, gross profit decreased by $51 compared with the third quarter of 2010. As a percentage of sales, gross profit decreased by 5%, primarily as a result of the decrease in sales volumes as discussed above, particularly in certain of our specialty businesses, and due to the idling and decreased production volumes in certain of our businesses, which resulted in overhead costs being expensed during the idling period.
Operating Income
In the third quarter of 2011, operating income decreased by $87 compared with the third quarter of 2010. The decrease was primarily due to the $56 of push-down income recorded by the Company in the third quarter of 2010, related to insurance recoveries associated with previous legal settlements that did not recur in the third quarter of 2011, as well as the $51 impact of additional gross profit as discussed above. Selling, general and administrative expense decreased by $11 due to lower compensation costs. Other operating expense, net decreased by $9 primarily due to additional foreign exchange transaction gains, due to the weakening of the U.S. dollar against certain foreign currencies, in addition to lower costs related to our productivity initiatives.
Non-Operating Expense
In the third quarter of 2011, total non-operating expense increased by $6 compared with the third quarter of 2010, primarily due to an increase in foreign exchange transaction losses related to our debt. This increase was partially offset by lower effective interest rates on certain of our outstanding long-term debt due to the maturity of our January 2007 interest rate swap.
Income Tax (Benefit) Expense
In the third quarter of 2011, income tax expense decreased by $11 compared to the third quarter of 2010. This change is primarily due to a significant decrease in pre-tax income in certain foreign jurisdictions. Income tax expense relates primarily to income from foreign operations, with tax on the profits in the U.S. being offset by reducing the valuation allowance on deferred tax assets expected to be utilized.

Nine Months Ended September 30, 2011 vs. Nine Months Ended September 30, 2010
Sales
In the first nine months of 2011, net sales increased by $626, or 18%, compared with the first nine months of 2010. Volume increases across several of our product lines, including our oil field, phenolic specialty resins, base epoxy and formaldehyde businesses positively impacted sales by $18. These increases were primarily a result of improving demand in the industrial and durable goods markets and in oil and natural gas drilling activity. These increases were partially offset by decreases in volumes in our European forest products business due to the loss of a large customer in this business and the effects of natural disasters that adversely impacted demand for products within our Australia and New Zealand forest products business. Additional volume decreases in our epoxy specialty business in Asia resulted from tightness in the Chinese credit markets and the reduction of Chinese government subsidies. The pass through of raw material-driven price increases in virtually all businesses positively impacted sales by $422. In addition, foreign currency translation positively impacted sales by $186, primarily as a result of the weakening of the U.S. dollar against the euro, Brazilian real, Australian dollar and Canadian dollar in the first nine months of 2011 compared to the first nine months of 2010.
Gross Profit
In the first nine months of 2011, gross profit increased by $49 compared with the first nine months of 2010. Gross profit increased by 8% primarily as a result of the increase in sales as discussed above.
Operating Income
In the first nine months of 2011, operating income decreased by $36 compared with the first nine months of 2010. The $49 impact of additional gross profit discussed above was offset by $83 of push-down income recorded by the Company in the first nine months of 2010, related to insurance recoveries associated with previous legal settlements that did not recur in the first nine months of 2011. This decrease was partially offset by an increase in Selling, general and administrative expense of $2 due to higher integration costs related to the Momentive Combination. In the first nine months of 2011, we recorded asset impairments of $18 against certain long-lived assets within our Forest Products Resins segment which did not occur in the first nine months of 2010. Other operating income, net increased by $18, from expense of $7 to income of $11, primarily due to a $21 gain recognized in the first nine months of 2011 related to a compensation payment paid by a customer as consideration to terminate an operator agreement. This gain was partially offset by additional foreign exchange transaction losses, due to the weakening of the U.S. dollar against certain foreign currencies.
Non-Operating Expense
In the first nine months of 2011, total non-operating expense decreased by $13 compared with the first nine months of 2010. Approximately $9 of the decrease was due to deferred financing fees written-off and fees incurred related to refinancing transactions in the first nine months of 2010 that did not recur in the first nine months of 2011. Interest expense, net decreased by $10 due to lower effective interest rates on certain of our outstanding long-term debt due to the maturity of our January 2007 interest rate swap. Other non-operating expense, net increased by $4, from income of $1 to expense of $3, primarily due to higher foreign currency transaction losses due to the weakening of the U.S. dollar against certain foreign currencies and lower gains on derivatives.
Income Tax Expense
In the first nine months of 2011, income tax expense decreased by $25 compared to the first nine months of 2010, primarily due to a significant decrease in pre-tax income in certain foreign jurisdictions. Income tax expense relates primarily to income from foreign operations, with tax on the profits in the U.S. being offset by reducing the valuation allowance on deferred tax assets expected to be utilized.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net Sales to Unaffiliated Customers(1)(2):
Epoxy, Phenolic and Coating Resins	$870	$827	$2,688	$2,222
Forest Products Resins	452	398	1,366	1,206
Total	$1,322	$1,225	$4,054	$3,428

Segment EBITDA(2):
Epoxy, Phenolic and Coating Resins	$126	$169	$433	$374
Forest Products Resins	46	46	141	138
Corporate and Other	(10)	(22)	(45)	(48)

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.

(2)
The Company changed its reportable segments in the first quarter of 2011. Prior period balances have been recast to conform to the Company’s current reportable segments and to exclude the results of the CCR business, which is reported as a discontinued operation for all periods presented.

Three Months Ended September 30, 2011 vs. Three Months Ended September 30, 2010 Segment Results
Following is an analysis of the percentage change in sales by segment from the three months ended September 30, 2010 to the three months ended September 30, 2011:

	Volume	Price/Mix	Currency Translation	Total
Epoxy, Phenolic and Coating Resins	(8)%	7%	6%	5%
Forest Products Resins	(4)%	12%	6%	14%

Epoxy, Phenolic and Coating Resins
Net sales in the third quarter of 2011 increased by $43, or 5%, when compared to the third quarter of 2010. Volume decreases negatively impacted sales by $68. Volumes decreased in virtually all businesses with the exception of our oil field and phenolic specialty resins businesses. The volume decreases were primarily driven by our epoxy specialty business in Asia due to tightness in the Chinese credit markets and the reduction of Chinese government subsidies. Volume increases in our oil field business were primarily due to an increase in oil and natural gas horizontal drilling activity. Volume increases in our phenolic specialty resins businesses were attributable to modest improvement within certain industrial markets served by this business. The pass through of higher raw material costs in virtually all businesses and positive mix in our base epoxy business resulted in positive pricing impacts of $58. The impact of foreign exchange translation on net sales resulted in a positive impact of $53 due to the weakening of the U.S. dollar against the euro in the third quarter of 2011 compared to the third quarter of 2010.
Segment EBITDA in the third quarter of 2011 decreased by $43 to $126 compared to the third quarter of 2010. The decrease is primarily due to the volume decreases and higher raw material prices, discussed above and due to the idling and decreased production volumes which resulted in overhead costs being expensed during the idling period.
Forest Products Resins
Net sales in the third quarter of 2011 increased by $54, or 14%, when compared to the third quarter of 2010. Volume decreases in virtually all businesses negatively impacted sales by $17. These decreases were primarily driven by the loss of a large customer in our European forest products business. In addition, in anticipation of improvements in the construction and housing markets, customers restocked inventory in the third quarter of 2010; this occurred to a lesser extent in the third quarter of 2011. Higher raw material prices passed through to customers, partially offset by the impacts of product mix in our formaldehyde business, led to pricing increases of $48. In addition, we experienced favorable currency translation of $23 due the weakening of the U.S. dollar against the euro, Brazilian real, Australian dollar and Canadian dollar in the third quarter of 2011 compared to the third quarter of 2010.
Segment EBITDA in the third quarter of 2011 was flat when compared to the third quarter of 2010. Segment EBITDA increases driven by the pricing and foreign exchange translation impacts discussed above were offset by the volume decreases discussed above.

Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions, unallocated foreign exchange gains and losses and legacy company costs not allocated to continuing segments. Corporate and Other charges decreased by $12 to $10 compared to the third quarter of 2010, primarily due to decreased incentive compensation costs.
Nine Months Ended September 30, 2011 vs. Nine Months Ended September 30, 2010 Segment Results
Following is an analysis of the percentage change in sales by segment from the nine months ended September 30, 2010 to the nine months ended September 30, 2011:

	Volume	Price/Mix	Currency Translation	Total
Epoxy, Phenolic and Coating Resins	1%	14%	6%	21%
Forest Products Resins	(1)%	9%	5%	13%

Epoxy, Phenolic and Coating Resins
Net sales in the first nine months of 2011 increased by $466, or 21%, when compared to the first nine months of 2010. Volume increases positively impacted sales by $35. Volumes increased primarily in our oil field, phenolic specialty resins and base epoxy businesses, and in certain portions of our epoxy specialty business. The volume increases in our phenolic specialty resins, base epoxy and epoxy specialty businesses were attributable to general improvement within industrial markets. Volume increases in our oil field business was due primarily to increased demand as a result of increased oil and natural gas horizontal drilling activity. These increases were partially offset by decreases in our epoxy specialty business in Asia resulting from tightness in the Chinese credit markets and the reduction of Chinese government subsidies. The pass through of higher raw material costs in virtually all businesses, coupled with continued capacity shortages in the market for our monomers business and positive mix in our base epoxy business resulted in positive pricing impacts of $306. The impact of foreign exchange translation on net sales resulted in positive impacts of $125 due to the weakening of the U.S. dollar against the euro in the first nine months of 2011 compared to the first nine months of 2010.
Segment EBITDA in the first nine months of 2011 increased by $59 to $433 compared to the first nine months of 2010. The increase is primarily due to the volume, pricing and foreign exchange translation impacts discussed above.
Forest Products Resins
Net sales in the first nine months of 2011 increased by $160, or 13%, when compared to the first nine months of 2010. Volume decreases negatively impacted sales by $17. These decreases were primarily driven by our European forest products business due to the loss of a customer in this business, as well as the effects of natural disasters that adversely impacted demand for products within our Australia and New Zealand forest products business. This decrease was partially offset by an increase in volumes in our North American formaldehyde business due to improving industrial and consumer markets after the global economic downturn which began in late 2008 and continued into 2010. Higher raw material prices passed through to customers, partially offset by the impacts of product mix in our formaldehyde business, led to pricing increases of $116. In addition, we experienced favorable currency translation of $61 due the weakening of the U.S. dollar against the euro, Brazilian real, Australian dollar and Canadian dollar in the first nine months of 2011 compared to the first nine months of 2010.
Segment EBITDA in the first nine months of 2011 increased by $3 to $141 when compared to the first nine months of 2010. The increase is primarily due to the impact of lower incentive compensation costs.
Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions, unallocated foreign exchange gains and losses and legacy company costs not allocated to continuing segments. Corporate and Other charges decreased by $3 to $45 compared to the first nine months of 2010, primarily due to a decrease in incentive compensation costs, but was partially offset by higher unallocated foreign exchange transaction losses.

Reconciliation of Segment EBITDA to Net Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$126	$169	$433	$374
Forest Products Resins	46	46	141	138
Corporate and Other	(10)	(22)	(45)	(48)

Reconciliation:
Items not included in Segment EBITDA
Push-down of income recovered by owner	—	56	—	83
Asset impairments and other non-cash charges	(2)	(3)	(23)	(8)
Business realignment costs	(1)	(6)	(9)	(15)
Integration costs	(5)	—	(10)	—
Net (loss) income from discontinued operations	—	(2)	2	5
Other	(10)	(6)	(3)	(11)
Total adjustments	(18)	39	(43)	54
Loss on extinguishment of debt	—	—	—	(8)
Interest expense, net	(67)	(70)	(196)	(205)
Income tax benefit (expense)	5	(6)	2	(23)
Depreciation and amortization	(43)	(40)	(127)	(121)
Net income	$39	$116	$165	$161
 Items not included in Segment EBITDA
Non-cash charges primarily represent stock-based compensation expense and unrealized derivative and foreign exchange gains and losses.
Not included in Segment EBITDA are certain non-cash and other income or expenses. For the three and nine months ended September 30, 2011, these items include business optimization expenses, retention program costs, business realignment costs primarily related to expenses from the Company's productivity program, integration costs related to the Momentive Combination and realized foreign exchange gains and losses. For the nine months ended September 30, 2011, these amounts also include a gain recognized on the termination of an operator agreement with a customer. Discontinued operations represents the results of the Company's IAR and CCR businesses. For the three and nine months ended September 30, 2010, these items consisted of business realignment costs primarily related to expenses from the Company's productivity program, realized foreign exchange gains and losses, business optimization expenses and retention program costs. Discontinued operations represents the results of the Company's IAR and CCR businesses. For the nine months ended September 30, 2010, these items also include insurance settlements related to previous litigation matters.
Liquidity and Capital Resources
Sources and Uses of Cash
We are a highly leveraged company. Our primary sources of liquidity are cash flows generated from operations, availability under our senior secured credit facilities and our financing commitment from Apollo. Our primary liquidity requirements are interest, working capital and capital expenditures.
At September 30, 2011, we had $3,528 of unaffiliated debt, including $100 of short-term debt and capital lease maturities. In addition, at September 30, 2011, we had $524 in liquidity, including $168 of unrestricted cash and cash equivalents, $200 of borrowings available under our senior secured revolving credit facilities and $156 of borrowings available under credit facilities at certain international subsidiaries with various expiration dates in 2011 and 2012, and the financing commitment from Apollo.
Our net working capital (defined as accounts receivable and inventories less accounts and drafts payable) at September 30, 2011 was $718, an increase of $230 from December 31, 2010. The increase was a result of higher volumes and production and increasing raw material costs. We were able to fund the increase in working capital through our existing liquidity as well as through the proceeds from the sale of the IAR business. To minimize the impact of net working capital on cash flows, we continue to negotiate and contractually extend payment terms whenever possible. We have also focused on receivable collections to offset a portion of the payment term pressure by offering incentives to customers to encourage early payment. We anticipate that raw material volatility will generally stabilize for the remainder of 2011 and in to 2012 and that the pricing actions we took in late 2010 and in 2011 will compensate for the increase in raw materials and energy costs experienced in 2011, which should benefit our operating cash flow during the remainder of 2011. In addition, we are working to optimize working capital and position inventories at appropriate levels in response to changes in demand.

We regularly borrow from our revolving credit facility under our senior secured credit facilities to support our short-term liquidity requirements, particularly when net working capital requirements increase in response to seasonality of our volumes in the summer months. At September 30, 2011 the borrowings outstanding were $0.
Apollo Financing Commitment
Certain affiliates of Apollo have agreed to make a $200 investment in the Company. Certain affiliates of Apollo entered into a commitment letter with the Company pursuant to which they committed to purchase $200 in preferred units and warrants to purchase 28,785,935 common units of Momentive Holdings by December 31, 2011. Prior to the purchase of all the preferred shares and warrants, certain affiliates of Apollo had committed to provide liquidity facilities to MSC Holdings or the Company on an interim basis. In connection therewith, in 2009, certain affiliates of Apollo extended a $100 term loan to the Company and an affiliate of the Company (the “Apollo Term Loan”). The Apollo Term Loan will mature on December 31, 2011. Momentive Holdco has agreed to contribute any proceeds from the issuance of preferred or common units under this agreement as a capital contribution to MSC Holdings, and MSC Holdings has agreed to contribute such amounts as a capital contribution to the Company. Therefore, by the end of 2011, we expect the outstanding amounts under the Apollo Term Loan to be contributed to the Company. This will provide the Company permanent access to the $200 in liquidity and will benefit the Company's cash position in to 2012.
Although our businesses have been negatively impacted by the recent global economic turmoil, we continue to maintain high levels of liquidity as noted above. Further, we feel that we are favorably positioned to maintain adequate liquidity through the remainder of 2011 and the foreseeable future to fund our ongoing operations, cash debt service obligations and any additional investment in net working capital. Further, we expect that the extension of a portion of our senior credit facility, second priority senior secured notes and extension of the revolver will allow greater flexibility and liquidity for the Company in the longer term.
Debt Repurchases and Other Transactions
From time to time, depending upon market, pricing and other conditions, as well as on our cash balances and liquidity, we or our affiliates, including Apollo, may seek to acquire notes or other indebtedness of the Company through open market purchases, privately negotiated transactions, tender offers, redemption or otherwise, upon such terms and at such prices as we or our affiliates may determine (or as may be provided for in the indentures governing the notes), for cash or other consideration. In addition, we have considered and will continue to evaluate potential transactions to reduce net debt, such as debt for debt exchanges and other transactions. There can be no assurance as to which, if any, of these alternatives or combinations thereof we or our affiliates may choose to pursue in the future as the pursuit of any alternative will depend upon numerous factors such as market conditions, our financial performance and the limitations applicable to such transactions under our financing documents.
Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30:

	2011	2010
Sources (uses) of cash:
Operating activities	$(37)	$(75)
Investing activities	71	(57)
Financing activities	(43)	118
Effect of exchange rates on cash flow	(3)	1
Net change in cash and cash equivalents	$(12)	$(13)
Operating Activities
In the first nine months of 2011, operations used $37 of cash. Net income of $165 included $126 of net non-cash items, of which $128 was for depreciation and amortization. Working capital (defined as accounts receivable and inventories less accounts and drafts payable) used $204 which was driven by higher sales volumes and increased sales pricing driven by raw material price increases. Changes in other assets and liabilities and income taxes payable used $124 due to the payout of prior year incentive compensation programs and due to the timing of when items were expensed versus paid, which primarily included interest expense and pension plan contributions.
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
Investing Activities
In the first nine months of 2011, investing activities provided $71. We generated cash of $173 from the sale of our IAR and CCR businesses and spent $109 for capital expenditures, which primarily relates to plant expansions and improvements. We also received dividends of $4, net of funds remitted associated with certain joint ventures and generated $3 in proceeds from the sale of other long-lived assets.

In the first nine months of 2010, investing activities used $57. We spent $75 for capital expenditures (including capitalized interest). Of the $75 in capital expenditures, approximately $14 related to our productivity savings initiatives while the remaining amount related primarily to plant expansions and improvements. Demand for investment in working capital, in response to higher sales volumes and increasing raw material prices, led to lower capital expenditures than originally anticipated during the first nine months of 2010. We generated cash of $3 from the sale of marketable securities and generated $13 from the sale of assets. In addition, we had a decrease in cash of $4 related to the deconsolidation of HAI as a result of the adoption of a new accounting standard for consolidation of variable interest entities.
Financing Activities
In the first nine months of 2011, financing activities used $43. This consisted of net long-term debt repayments and credit facility fees of $53 and net-short term debt borrowings of $11. We paid a distribution of $1 to our parent to fund expenses of Momentive Holdings.
In the first nine months of 2010, financing activities provided $118. Net long-term debt borrowings of $148 primarily consisted of the $993 in proceeds offset by the pay-down of $800 of our U.S. term loans under the Senior Secured Credit Facility and pay-down of our revolving line of credit as part of refinancing transactions in the first nine months of 2010. $33 was used to pay for financing fees related to these refinancing transactions and the extension of the revolving line of credit facility.
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

Fixed Charges are defined as net interest expense excluding the amortization or write-off of deferred financing costs. Adjusted EBITDA is defined as EBITDA adjusted to exclude certain non-cash and certain non-recurring items. Adjusted EBITDA is calculated on a pro-forma basis, and also includes expected future cost savings from business optimization programs, including those related to acquisitions, and other synergy and productivity programs. As we are highly leveraged, we believe that including the supplemental adjustments that are made to calculate Adjusted EBITDA provides additional information to investors about our ability to comply with our financial covenants and to obtain additional debt in the future. Adjusted EBITDA and Fixed Charges are not defined terms under GAAP. Adjusted EBITDA is not a measure of financial condition, liquidity or profitability, and should not be considered as an alternative to net income (loss) determined in accordance with GAAP or operating cash flows determined in accordance with GAAP. Additionally, EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not take into account certain items such as interest and principal payments on our indebtedness, depreciation and amortization expense (because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue), working capital needs, tax payments (because the payment of taxes is part of our operations, it is a necessary element of our costs and ability to operate), non-recurring expenses and capital expenditures. Fixed Charges should not be considered an alternative to interest expense.
As of September 30, 2011, we were in compliance with all financial covenants that govern our senior secured credit facilities, including our senior secured debt to Adjusted EBITDA ratio. The Company believes that a default under its senior secured bank leverage ratio covenant in our Senior Secured Credit Facility is not reasonably likely to occur.

September 30, 2011
LTM Period
Reconciliation of Net Income to Adjusted EBITDA
Net income	$217
Income taxes	11
Loss on extinguishment of debt	23
Interest expense, net	267
Depreciation and amortization	169
EBITDA	687
Adjustments to EBITDA:
Push-down of income recovered by owner (1)	(80)
Asset impairments and other non-cash charges(2)	18
Net loss from discontinued operations (3)	7
Business realignments (4)	15
Integration costs (5)	9
Other (6)	30
Productivity program savings (7)	4
Savings from shared services agreement(8)	37
Adjusted EBITDA	$727
Fixed charges (9)	$242
Ratio of Adjusted EBITDA to Fixed Charges (10)	3.00

(1)	Represents the non-cash push-down of insurance recoveries by our owner related to the $200 termination settlement payment that was pushed down and treated as an expense of the Company in 2008.

(2)	Represents asset impairments, stock-based compensation and unrealized foreign exchange and derivative activity.

(3)	Represents the results of the IAR and CCR businesses.

(4)	Represents plant rationalization and headcount reduction expenses related to productivity programs and other costs associated with business realignments.

(5)	Represents integration costs associated with the Momentive Combination.

(6)
Primarily includes pension expense related to formerly owned businesses, business optimization expenses, management fees, retention program costs, and certain intercompany or non-operational realized foreign currency activity.

(7)	Represents pro forma impact of in-process productivity program savings.

(8)	Primarily represents pro forma impact of expected savings from the shared services agreement with MPM in conjunction with the Momentive Combination.

(9)	Reflects pro forma interest expense based on interest rates at October 13, 2011 as if the Company's refinancings in November 2010 had taken place at the beginning of the period.

(10)
We are required to have an Adjusted EBITDA to Fixed Charges ratio of greater than 2.0 to 1.0 to be able to incur additional indebtedness under our indenture for the Second Priority Senior Secured Notes. As of September 30, 2011, the Company was able to satisfy this test and incur additional indebtedness under this indenture.

 Recently Issued Accounting Standards
Newly Adopted Accounting Standards
There were no newly adopted accounting standards in the first nine months of 2011 applicable to the Company's unaudited Condensed Consolidated Financial Statements.
Newly Issued Accounting Standards
In September 2011, the FASB issued Accounting Standards Update No. 2011-08: Testing for Goodwill Impairment (“ASU 2011-08”). ASU 2011-08 amends current goodwill impairment testing guidance by providing entities with an option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 will be effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted. In the fourth quarter of 2011, the Company plans to early adopt ASU 2011-08 for its annual goodwill impairment test for the year ended December 31, 2011. The early adoption of ASU 2011-08 is not expected to have a material impact on the Company's consolidated financial statements.
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

Critical Accounting Estimates
While the Company continues to remain in full valuation allowance against our deferred income tax assets in various taxing jurisdictions as of September 30, 2011, due to the current and continued growth of earnings in these jurisdictions, it is reasonably possible that the company could release a portion of these valuation allowances to income over the next 12 months as a result of positive evidence to support the realization of such assets.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no material developments during the first nine months of 2011 on the matters we have previously disclosed about quantitative and qualitative market risk in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4T.	Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we, under the supervision and with the participation of our Disclosure Committee and our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.
Changes in Internal Controls
There have been no changes in the Company’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Item 1.	Legal Proceedings
There have been no material developments during the third quarter of 2011 in any of the ongoing legal proceedings that are included in our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2011 and June 30, 2011.

Item 1A.	Risk Factors
Following are our revised principal risks as of the date hereof. These factors may or may not occur, and we cannot express a view on the likelihood that any of these may occur. Other factors may exist that we do not consider significant based on information that is currently available or that we are not currently able to anticipate. Any of the following risks could materially adversely affect our business, financial condition or results of operations and prospects.
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

•
more onerous credit and commercial terms from our suppliers such as shortening the required payment period for outstanding accounts receivable or reducing or eliminating the amount of trade credit available to us; and

•
potential delays in accessing our senior secured credit facilities or obtaining new credit facilities on terms we deem commercially reasonable or at all, and the potential inability of one or more of the financial institutions included in our syndicated revolving credit facility to fulfill their funding obligations. Should a bank in our syndicated revolving credit facility be unable to fund a future draw request, we could find it difficult to replace that bank in the facility.

Global economic conditions may weaken again. Any further weakening of economic conditions would likely exacerbate the negative effects described above, could significantly affect our liquidity which may cause us to defer needed capital expenditures, reduce research and development or other spending, defer costs to achieve productivity and synergy programs or sell assets or incur additional borrowings which may not be available or may only be available on terms significantly less advantageous than our current credit terms and could result in a wide-ranging and prolonged impact on general business conditions, thereby negatively impacting our business, results of operations and financial condition. In addition, if the global economic environment begins to weaken again or remains slow for an extended period of time, the fair value of our reporting units could be more adversely affected than we estimated in our analysis of reporting unit fair values at October 1, 2010. This could result in additional goodwill or other asset impairments, which could negatively impact our business, results of operations and financial condition.
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
Our operations involve the use, handling, processing, storage, transportation and disposal of hazardous materials and are subject to extensive and complex U.S. federal, state, local and non-U.S. supranational, national, provincial, and local environmental, health and safety laws and regulations. These environmental laws and regulations include those that govern the discharge of pollutants into the air and water, the generation, use, storage, transportation, treatment and disposal of hazardous materials and wastes, the cleanup of contaminated sites, occupational health and safety and those requiring permits, licenses, or other government approvals for specified operations or activities. Our products are also subject to a variety of international, national, regional, state, and provincial requirements and restrictions applicable to the manufacture, import, export or subsequent use of such products. In addition, we are required to maintain, and may be required to obtain in the future, environmental, health and safety permits, licenses, or government approvals to continue current operations at most of our manufacturing and research facilities throughout the world.
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
Environmental, health and safety requirements change frequently and have tended to become more stringent over time. We cannot predict what environmental, health and safety laws and regulations or permit requirements will be enacted or amended in the future, how existing or future laws or regulations will be interpreted or enforced or the impact of such laws, regulations or permits on future production expenditures, supply chain or sales. Our costs of compliance with current and future environmental, health and safety requirements could be material. Such future requirements include legislation designed to reduce emissions of carbon dioxide and other substances associated with climate change (“greenhouse gases”). The European Union has enacted greenhouse gas emissions legislation, and is considering expanding the scope of such legislation. The U.S. Environmental Protection Agency ("USEPA") has promulgated new regulations applicable to projects involving greenhouse gas emissions above a certain threshold, and the U.S. and certain states within the U.S. have enacted, or are considering, limitations on greenhouse gas emissions. These requirements to limit greenhouse gas emissions could increase our energy costs, and may also require us to incur capital costs to modify our manufacturing facilities.
In addition, we are subject to liability associated with hazardous substances in soil, groundwater and elsewhere at a number of sites. These include sites that we formerly owned or operated and sites where hazardous wastes and other substances from our current and former facilities and operations have been treated, stored or disposed of, as well as sites that we currently own or operate. Depending upon the circumstances, our liability may be strict, joint and several, meaning that we may be held responsible for more than our proportionate share, or even all, of the liability involved regardless of our fault or whether we are aware of the conditions giving rise to the liability. Environmental conditions at these sites can lead to environmental cleanup liability and claims against us for personal injury or wrongful death, property damages and natural resource damages, as well as to claims and obligations for the investigation and cleanup of environmental conditions. The extent of any of these liabilities is difficult to predict, but in the aggregate such liabilities could be material.
We have been notified that we are or may be responsible for environmental remediation at a number of sites in North America, Europe and South America. We are also performing a number of voluntary cleanups. One of the most significant sites at which we are performing or participating in environmental remediation is a site formerly owned by us in Geismar, Louisiana. As the result of former, current or future operations, there may be additional environmental remediation or restoration liabilities or claims of personal injury by employees or members of the public due to exposure or alleged exposure to hazardous materials in connection with our operations, properties or products. Sites sold by us in past years may have significant site closure or remediation costs and our share, if any, may be unknown to us at this time. These environmental liabilities or obligations, or any that may arise or become known to us in the future, could have a material adverse effect on our financial condition, cash flows and profitability.
Future chemical regulatory actions may decrease our profitability.
Several governmental entities have enacted, are considering or may consider in the future, regulations that may impact our ability to sell certain chemical products in certain geographic areas. In December 2006, the European Union enacted a regulation known as REACH, which stands for Registration, Evaluation and Authorization of Chemicals. This regulation requires manufacturers, importers and consumers of certain chemicals manufactured in, or imported into, the European Union to register such chemicals and evaluate their potential impacts on human health and the environment. The implementing agency is currently in the process of determining if any chemicals should be further tested, regulated, restricted or banned from use in the European Union. Other countries have implemented, or are considering implementation of, similar chemical regulatory programs. When fully implemented, REACH and other similar regulatory programs may result in significant adverse market impacts on the affected chemical products. If we fail to comply with REACH or other similar laws and regulations, we may be subject to penalties or other enforcement actions, including fines, injunctions, recalls or seizures, which would have an adverse effect on our financial condition, cash flows and profitability.
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
Because of certain government public health agencies' concerns regarding the potential for adverse human health effects, formaldehyde is regulated and various public health agencies continue to evaluate it. In 2004, the International Agency for Research on Cancer, or IARC, reclassified formaldehyde as “carcinogenic to humans,” a higher classification than set forth in previous IARC evaluations. In 2009, the IARC determined that there is sufficient evidence in human beings of a causal association between formaldehyde exposure and leukemia. In 2011, the National Toxicology Program within the U.S. Department of Health and Human Services, or NTP, issued its 12th Report on Carcinogens, or RoC, which lists formaldehyde as “known to be a human carcinogen.” This NTP listing was based in part upon certain studies reporting an increased risk of certain types of cancers, including myeloid leukemia, in individuals with higher measures of formaldehyde exposure (exposure level or duration). The USEPA is considering regulatory options for setting limits on formaldehyde emissions from composite wood products that use formaldehyde-based adhesives. The USEPA, under its Integrated Risk Information System, or IRIS, has also released a draft of its toxicological review of formaldehyde. This draft review states that formaldehyde meets the criteria to be described as “carcinogenic to humans” by the inhalation route of exposure based upon evidence of causal links to certain cancers, including leukemia. The National Academy of Sciences, or NAS, was requested by the USEPA to serve as the external peer review body for the draft assessment. The NAS reviewed the draft IRIS toxicological review and issued a report in April 2011 that criticized the draft IRIS toxicological review and stated that the methodologies and the underlying science used in the draft IRIS report did not clearly support a conclusion of a causal link between formaldehyde exposure and leukemia. It is possible that USEPA may revise the IRIS toxicological review to reflect the NAS findings, including the conclusions regarding a causal link between formaldehyde exposure and leukemia. According to the NTP, a listing in the RoC indicates a potential hazard and does not assess cancer risks to individuals associated with exposures in their daily lives. However, the report could have adverse effects on our business. It is possible that new regulatory requirements could be promulgated to limit human exposure to formaldehyde, that we could incur substantial additional costs to meet any such regulatory requirements, and that there could be a reduction in demand for our formaldehyde-based products. These additional costs and reduced demand could have a material adverse effect on our operations and profitability.

BPA, which is used as an intermediate at our Deer Park, Texas and Pernis, Netherlands manufacturing facilities, and is also sold directly to third parties, is currently under evaluation as an “endocrine disrupter.” Endocrine disrupters are chemicals that have been alleged to interact with the endocrine systems of human beings and wildlife and disrupt their normal processes. BPA continues to be subject to scientific, regulatory and legislative review and negative publicity. We do not believe it is possible at this time to predict the outcome of regulatory and legislative initiatives. In the event that BPA is further regulated or banned for use in certain products, substantial additional operating costs would be likely in order to meet more stringent regulation of this chemical and could reduce demand for the chemical and have a material adverse effect on our operations and profitability.
We manufacture resin-encapsulated sand. Because sand consists primarily of crystalline silica, potential exposure to silica particulate exists. Overexposure to crystalline silica is a recognized health hazard. The Occupational Safety and Health Administration, or ("OSHA"), continues to maintain on its regulatory calendar the possibility of promulgating a comprehensive occupational health standard for crystalline silica within the next few years. We may incur substantial additional costs to comply with any new OSHA regulations.
In addition, we sell resin-encapsulated sand to natural gas drilling operators for use in extracting natural gas from wells that were drilled by a method called hydraulic fracturing. This drilling method has been under public and legislative scrutiny due to potential environmental impacts, including contamination of groundwater and drinking water. Currently, studies of hydraulic fracturing are underway by the USEPA, and legislation is being considered in Congress and is being considered or has been adopted by some states and localities to regulate this drilling method. New laws and regulations could affect the number of wells drilled by operators, decrease demand for our resin-coated sands, and cause a decline in our operations and financial performance. Such a decline in demand could also increase competition and decrease pricing of our products, which could also have a negative impact on our profitability and financial performance.
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
We produce hazardous chemicals that require care in handling and use that are subject to regulation by many U.S. and non-U.S. national, supranational, international, state and local governmental authorities. In some circumstances, these authorities must approve our products and manufacturing processes and facilities before we may sell some of these chemicals. To obtain regulatory approval of certain new products, we must, among other things, demonstrate to the relevant authority that the product is safe for its intended uses and that we are capable of manufacturing the product in compliance with current regulations. The process of seeking approvals can be costly, time consuming and subject to unanticipated and significant delays. Approvals may not be granted to us on a timely basis, or at all. Any delay in obtaining, or any failure to obtain or maintain, these approvals would adversely affect our ability to introduce new products and to generate revenue from those products. New laws and regulations may be introduced in the future that could result in additional compliance costs, bans on product sales or use, seizures, confiscation, recall or monetary fines, any of which could prevent or inhibit the development, distribution or sale of our products and could increase our customers' efforts to find less hazardous substitutes for our products. We are subject to ongoing reviews of our products and manufacturing processes.
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
We produce hazardous chemicals that require appropriate procedures and care to be used in handling them to manufacture other products. As a result of the hazardous nature of some of the products we produce and use, we may face claims relating to incidents that involve our customers' improper handling, storage and use of our products. We have historically faced lawsuits, including class action lawsuits, that claim liability for death, injury or property damage caused by products that we manufacture or that contain our components. These lawsuits, and any future lawsuits, could result in substantial damage awards against us, which in turn could encourage additional lawsuits and could cause us to incur significant legal fees to defend such lawsuits, either of which could have a material adverse effect on our financial condition and profitability. In addition, the activities of environmental action groups could result in litigation or damage to our reputation.

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
In 2010, approximately 60% of our net sales originated outside the United States. In our consolidated financial statements, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period or the exchange rate at the end of that period. During times of a strengthening U.S. dollar, at a constant level of business, our reported international revenues and earnings would be reduced because the local currency would translate into fewer U.S. dollars.
In addition to currency translation risks, we incur a currency transaction risk whenever we enter into either a purchase or a sales transaction or indebtedness transaction using a different currency from the currency in which we record revenues. Given the volatility of exchange rates, we may not manage our currency transaction and/or translation risks effectively, and volatility in currency exchange rates may materially adversely affect our financial condition or results of operations, including our tax obligations. Since most of our indebtedness is denominated in U.S. dollars, a strengthening of the U.S. dollar could make it more difficult for us to repay our indebtedness.
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
We have not yet realized all of the cost savings and synergies we expect to achieve from our current strategic initiatives, including the Momentive Combination and those related to shared services and logistics optimization, best-of-source contractual terms, procurement savings, regional site rationalization, administrative and overhead savings, and new product development, and may not be able to realize such cost savings or synergies. A variety of risks could cause us not to realize the expected cost savings and synergies, including but not limited to, the following: the shared services agreement that we entered into with MPM on October 1, 2010, which was amended on March 17, 2011 (the “Shared Services Agreement”) may be viewed negatively by vendors, customers or financing sources, negatively impacting potential benefits; any difficulty or inability to integrate shared services with our business; higher than expected severance costs related to staff reductions; higher than expected retention costs for employees that will be retained; higher than expected stand-alone overhead expenses; delays in the anticipated timing of activities related to our cost-saving plan; increased complexity and cost in collaborating between us and MPM and establishing and maintaining shared services; and other unexpected costs associated with operating our business.
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
The Shared Services Agreement expires in October 2015 (subject to one-year renewals every year thereafter, absent contrary notice from either party). Moreover, the Shared Services Agreement is also subject to termination by either MSC or MPM, without cause, on not less than thirty days prior written notice subject to a one year transition assistance period. If the Shared Services Agreement is terminated, it could have a negative effect on our business operations, results of operations, and financial condition, as we would need to replace the services that were being provided by MPM, and would lose the benefits we were generating under the agreement at the time.
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
Our ability to operate our business and implement our strategies depends, in part, on the skills, experience and efforts of Craig O. Morrison, our chief executive officer, and William H. Carter, our chief financial officer, and other key members of our leadership team. We do not maintain any key-man insurance on any of these individuals. In addition, our success will depend on, among other factors, our ability to attract and retain other managerial, scientific and technical qualified personnel, particularly research scientists, technical sales professionals, and engineers that have specialized skills required by our business and focused on the industry in which we compete. Competition for qualified employees in the chemicals and materials industry is intense and the loss of the services of any of our key employees or the failure to attract or retain other qualified personnel could have a material adverse effect on our business or business prospects. Further, if any of these executives or employees joins a competitor, we could lose customers and suppliers and incur additional expenses to recruit and train personnel, who require time to become productive and to learn our business.

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
Certain members of our senior management team, including Mr. Morrison, our CEO, and Mr. Carter, our CFO, and certain of our other employees, who provide substantial services to our businesses, also act in such capacities and provide services with respect to our affiliate, MPM. Certain individuals employed by MPM also provide services to our business. The services of such individuals are provided by us to MPM, or by MPM to us, pursuant to the Shared Services Agreement that we recently entered into with MPM. Any or all of these individuals may be required to focus their time and energies on matters relating to MPM that otherwise could be directed to our business and operations. If the attention of our senior management team, and/or such other individuals providing substantial services to our business, is significantly diverted from their responsibilities to us, it could affect our ability to service our existing business and develop new business, which could have a material adverse effect on our business and results of operations. Mr. Morrison and Mr. Carter and certain other key personnel became members of the management team of MPM in early October 2010. We cannot assure you that the transition by members of our management team to their additional roles on the management team of MPM, the transition of other employees to their additional roles with MPM or the implementation of the Shared Services Arrangement with MPM, will not be disruptive to our business.
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
Risks Related to Our Indebtedness
We may not be able to generate sufficient cash flows from operations to meet our consolidated debt service payments.
We have substantial consolidated indebtedness. As of December 31, 2010, we had $3,672 of consolidated outstanding indebtedness, including payments due within twelve months and short-term borrowings. In 2011, based on our consolidated indebtedness outstanding at December 31, 2010 our annualized cash interest expense is projected to be approximately $320 based on interest rates at December 31, 2010, of which $221 represents cash interest expense on fixed-rate obligations, including variable rate debt subject to interest rate swap agreements.
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
Our substantial level of indebtedness could have other important consequences, including but not limited to the following:

•	it may limit our flexibility in planning for, or reacting to, changes in our operations or business;

•	we are more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable to downturns in our business or in the economy;

•	a substantial portion of our cash flows from operations will be dedicated to the repayment of our indebtedness and not be available for other purposes;

•	it may restrict us from making strategic acquisitions, introducing new technologies, or exploiting business opportunities;

•	it may make it more difficult for us to satisfy our obligations with respect to our existing indebtedness;

•	it may adversely affect terms under which suppliers provide materials and services to us;

•	it may limit our ability to borrow additional funds or dispose of assets; and

•	it may limit our ability to fully achieve cost savings from the Momentive Combination.
There would be a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing, as needed.
Despite our substantial indebtedness, we may still be able to incur significant additional indebtedness. This could intensify the risks described above and below.
We may be able to incur substantial additional indebtedness in the future. Although the terms governing our indebtedness contain restrictions on our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness we may incur in compliance with these restrictions could be substantial. Increasing our indebtedness could intensify the risks described above and below.
The terms governing our outstanding debt, including restrictive covenants may adversely affect our operations.
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
We may be unable to generate sufficient cash flows from operations to pay dividends or distributions to our direct parent company in amounts sufficient for it to pay its debt.
Our direct parent company has incurred substantial indebtedness, and likely will need to rely upon distributions from us to pay such indebtedness. As of December 31, 2010, the aggregate principal amount outstanding of MSC Holdings' term loans was $208. These notes accrue interest in-kind until maturity if elected by MSC Holdings.
We and our subsidiaries may not generate sufficient cash flows from operations to pay dividends or distributions in amounts sufficient to allow our direct parent company to pay principal and cash interest on its debt upon maturity. If our direct parent company is unable to meet its debt service obligations, it could attempt to restructure or refinance their indebtedness or seek additional equity capital. It may be unable to accomplish these actions on satisfactory terms, if at all. A default under our direct parent company's debt instruments could lead to a change of control under our debt instruments and lead to an acceleration of all outstanding loans under our senior secured credit facilities and other indebtedness.
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
Standard & Poor's Ratings Services and Moody's Investors Service maintain credit ratings on us and certain of our debt. Each of these ratings is currently below investment grade. Any decision by these or other ratings agencies to downgrade such ratings or put us on negative watch in the future could restrict our access to, and negatively impact the terms of, current and future financing and trade credit extended by our suppliers of raw materials or other vendors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults upon Senior Securities
There were no defaults upon senior securities during the first nine months of 2011.

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

MOMENTIVE SPECIALTY CHEMICALS INC.

Date:	November 9, 2011	/s/ William H. Carter
William H. Carter
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)