Form 10-K
period 2011-12-31
MOMENTIVE SPECIALTY CHEMICALS INC.
filed 2012-03-02
CIK 13239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
FORM 10-K
 _____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
 _____________________

(Former name, former address and fiscal year, if changed since last report)
_______________________
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE
 _____________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No  ☒.
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐.
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
At December 31, 2011, the aggregate market value of voting and non-voting common equity of the Registrant held by non-affiliates was zero.
Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on February 1, 2012: 82,556,847
Documents incorporated by reference. None

MOMENTIVE SPECIALTY CHEMICALS INC.

PART I
(dollars in millions)
Forward-Looking and Cautionary Statements
Certain statements in this report, including without limitation, certain statements made under Item 1, “Business,” and Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements within the meaning of and made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, our management may from time to time make oral forward-looking statements. All statements, other than statements of historical facts, are forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “may,” “will,” “could,” “should,” “seek” or “intend” and similar expressions. Forward-looking statements reflect our current expectations and assumptions regarding our business, the economy and other future events and conditions and are based on currently available financial, economic and competitive data and our current business plans. Actual results could vary materially depending on risks and uncertainties that may affect our operations, markets, services, prices and other factors as discussed in the Risk Factors section of this report. While we believe our assumptions are reasonable, we caution you against relying on any forward-looking statements as it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, a weakening of global economic and financial conditions, interruptions in the supply of or increased cost of raw materials, changes in governmental regulations and related compliance and litigation costs, difficulties with the realization of cost savings in connection with our strategic initiatives, including transactions with our affiliate, Momentive Performance Materials Inc., pricing actions by our competitors that could affect our operating margins, the impact of our substantial indebtedness, our failure to comply with financial covenants under our credit facilities or other debt, and the other factors listed in the Risk Factors section of this report. For a more detailed discussion of these and other risk factors, see the Risk Factors section in this report. All forward-looking statements are expressly qualified in their entirety by this cautionary notice. The forward-looking statements made by us speak only as of the date on which they are made. Factors or events that could cause our actual results to differ may emerge from time to time. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
ITEM 1 - BUSINESS
Overview

Momentive Specialty Chemicals Inc., or MSC, a New Jersey corporation with predecessors dating from 1899, is the world’s largest producer of thermosetting resins, or thermosets, and a leading producer of adhesive and structural resins and coatings. Thermosets are a critical ingredient in virtually all paints, coatings, glues and other adhesives produced for consumer or industrial uses. The type of thermoset used, and how it is formulated, applied and cured, determines its key attributes, such as durability, gloss, heat resistance, adhesion or strength of the final product. Thermosetting resins include materials such as phenolic resins, epoxy resins, polyester resins, acrylic resins and urethane resins.
Momentive Combination
On October 1, 2010, our parent, Momentive Specialty Chemicals Holdings LLC (formerly known as Hexion LLC) (“MSC Holdings”)and Momentive Performance Materials Holdings Inc. (“MPM Holdings”), the parent company of Momentive Performance Materials Inc. (“MPM”), became subsidiaries of a newly formed holding company, Momentive Performance Materials Holdings LLC (“Momentive Holdings”). We refer to this transaction as the “Momentive Combination.”
At the time of the Momentive Combination, Hexion LLC changed its name to Momentive Specialty Chemicals Holdings LLC and Hexion Specialty Chemicals, Inc. changed its name to Momentive Specialty Chemicals Inc. As a result of the Momentive Combination, Momentive Holdings became the ultimate parent entity of MPM and MSC. Momentive Holdings is controlled by investment funds (the “Apollo Funds”) managed by affiliates of Apollo Management Holdings, L.P. (together with Apollo Global Management, LLC and its subsidiaries, “Apollo”). Apollo may also be referred to as the Company’s owner.
Our business is organized based on the products that we offer and the markets that we serve. At December 31, 2011, we had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins.
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

As of December 31, 2011, we had 70 active production sites around the world. Through our worldwide network of strategically located production facilities, we serve more than 6,400 customers in approximately 100 countries. Our position in certain additives, complementary materials and services further enables us to leverage our core thermoset technologies and provide our customers a broad range of product solutions. As a result of our focus on innovation and a high level of technical service, we have cultivated long-standing customer relationships. Our global customers include leading companies in their respective industries, such as 3M, Ashland Chemical, BASF, Bayer, DuPont, GE, Halliburton, Honeywell, Huntsman, Louisiana Pacific, Owens Corning, PPG Industries, Sumitomo, Valspar and Weyerhaeuser.

Growth and Strategy
We believe that we have opportunities for growth through the following strategies:
 Develop and Market New Products. We will continue to expand our product offerings through research and development initiatives and research partnership formations with third parties. Through these innovation initiatives we will continue to create new generations of products and services which will drive revenue and earnings growth. Approximately 25% and 21% of our 2011 and 2010 net sales, respectively, were from products developed in the last five years. In 2011 and 2010, we invested $70 and $66, respectively, in research and development.
Expand Our Global Reach in Faster Growing Regions. We intend to continue to grow internationally by expanding our product sales to our customers around the world. Specifically, we are focused on growing our business in markets in the high growth regions of Asia-Pacific, Eastern Europe, Latin America, India and the Middle East, where the usage of our products is increasing. Furthermore, by consolidating sales and distribution infrastructures via the Momentive Combination, we expect to accelerate the penetration of our high-end, value-added products into new markets, thus further leveraging our research and application efforts and existing global footprint.
Increase Shift to High-Margin Specialty Products. We continue to proactively manage our product portfolio with a focus on specialty, high-margin applications and the reduction of our exposure to lower-margin products. As a result of this capital allocation strategy and strong end market growth underlying these specialty segments including wind energy and oil field applications, they will continue to be a larger part of our broader portfolio. Consequently, we have witnessed a strong organic improvement in our profitability profile as a trend over the last several years which we believe will continue.
Continue Portfolio Optimization and Pursue Targeted Add-On Acquisitions and Joint Ventures. The specialty chemicals and materials market is comprised of numerous small and mid-sized specialty companies focused on niche markets, as well as smaller divisions of large chemical conglomerates. As a large manufacturer of specialty chemicals and materials with leadership in the production of thermosets, we have a significant advantage in pursuing add-on acquisitions and joint ventures in areas that allow us to build upon our core strengths, expand our product, technology and geographic portfolio, and better serve our customers. We believe we can consummate a number of these acquisitions at relatively attractive valuations due to the scalability of our existing global operations and deal-related synergies. In addition, we have and will continue to monitor the strategic landscape for opportunistic divestments consistent with our broader specialty strategy. For example, in 2011 completed the sale of our global inks and adhesive resins business (“IAR Business”) and our North American coatings and composite resins business (“CCR Business”).
Capitalize on the Momentive Combination to Grow Revenues and Realize Operational Efficiencies. We believe the Momentive Combination will present opportunities to increase our revenues by leveraging the combined MSC and MPM global manufacturing footprint and technology platform. For example, in Asia, we anticipate being able to accelerate the penetration of our products. Further, we anticipate that the Momentive Combination will provide opportunities to streamline our business and reduce our cost structure, and are currently targeting $57 in annual cost savings related to the Momentive Combination. We anticipate these savings to come from logistics optimization, reduction in corporate expenses and reductions in the costs for raw materials and other inputs. Through December 31, 2011, we implemented $37 of these savings on a run-rate basis, and anticipate fully realizing the remaining anticipated savings over the next 15 to18 months.
Generate Free Cash Flow and Deleverage. We expect to generate strong free cash flow over the long-term due to our size, advantaged cost structure, and reasonable ongoing capital expenditure requirements. Furthermore, we have demonstrated expertise efficiently in managing our working capital, which has been further augmented as a result of our increased scale from the Momentive Combination. Our strategy of generating significant free cash flow and deleveraging is complimented by our long-dated capital structure with no significant short-term maturities and strong liquidity position. This financial flexibility allows us to prudently balance deleveraging with our focus on growth and innovation.
Industry & Competitors
We are a large participant in the specialty chemicals industry. Thermosetting resins are generally considered specialty chemical products because they are sold primarily on the basis of performance, technical support, product innovation and customer service. However, as a result of the impact of the recent global economic volatility and overcapacity in certain markets, certain chemical companies have focused more on price to retain business and market share.
We compete with many companies in most of our product lines, including large global chemical companies and small specialty chemical companies. No single company competes with us across all of our segments and existing product lines. The principal competitive factors in our industry include technical service, breadth of product offering, product innovation, product quality and price. Some of our competitors are larger and have greater financial resources and less debt and better access to the capital markets than we do, and, as a result, may be better able to withstand changes in industry conditions, including pricing, and the economy as a whole. As a result, our competitors may have more resources and better access to capital markets for continued expansion than we do. Further, some of our competitors also have a greater product range and may be more vertically integrated than we are within specific product lines or geographies.

We are able to compete with smaller niche specialty chemical companies due to our investment in research and development and our customer service model, which provides on-site, value-added technical services for our customers. In addition, our size and scale provide efficiencies in our cost structure. To maintain our position in the markets we serve, we believe that the principal factors that contribute to success in the specialty chemicals market are (1) consistent delivery of high-quality products, (2) favorable process economics, (3) the ability to provide value to customers through both product attributes and strong technical service and (4) a presence in growing and developing markets.
Our Businesses
In the first quarter of 2011, we completed the sale of our global inks and adhesive resins business (“IAR Divestiture”) and moved the oversight and management of the coatings reporting unit into the Epoxy and Phenolic Resins Division, which was renamed the Epoxy, Phenolic and Coating Resins Division. These organizational and internal reporting changes caused us to re-evaluate our reportable segments. As a result of these changes, effective in the first quarter of 2011, the results of our coatings reporting unit, which were previously reported in the Coatings segment, are included within the Epoxy, Phenolic and Coating Resins segment. In addition, we have renamed our Formaldehyde and Forest Products Resins segment to Forest Products Resins. No changes were made to the product lines that comprise this segment.
The following paragraphs discuss our reportable segments and corresponding key product lines and primary end-use applications of our key products as of December 31, 2011.
Epoxy, Phenolic and Coating Resins Segment
2011 Net Sales: $3,424
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
We are a leading producer of resins that are used in fiber reinforced composites. Composites are a fast growing class of materials that are used in a wide variety of applications ranging from aircraft components and wind turbine blades to sports equipment. We supply epoxy resin systems to composite fabricators in the wind energy, aerospace, sporting goods and pipe markets.
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

Construction: ceramic tiles, chemical dowels and marble

Aerospace: metal and composite laminates

Electronics: chip adhesives and solder masks
Electrical Applications
Electronic Resins	Unclad sheets, paper impregnation and electrical laminates for printed circuit boards

Electrical Castings	Generators and bushings, transformers, medium and high-voltage switch gear components, post insulators, capacitors and automotive ignition coils
Principal Competitors: Dow Chemical, Nan Ya, Huntsman, Spolchemie, Leuna Harze and Aditya Birla (Thai Epoxy)

Products	Key Applications
Composites
Composite Epoxy Resins	Pipes and tanks, automotive, sports (ski, snowboard, golf), boats, construction, aerospace, wind energy and industrial applications
Principal Competitors: Dow Chemical, BASF, Aditya Birla (Thai Epoxy), Gurit, Leuna and Huntsman

Products	Key Applications
Coating Applications
Floor Coatings (LER, Solutions, Performance Products)	Chemically resistant, antistatic and heavy duty flooring used in hospitals, the chemical industry, electronics workshops, retail areas and warehouses

Ambient Cured Coatings (LER, Solid Epoxy Resin (“SER”) Solutions, Performance Products)	Marine (manufacturing and maintenance), shipping containers and large steel structures (such as bridges, pipes, plants and offshore equipment)

Waterborne Coatings (EPI-REZTM Epoxy Waterborne Resins)	Substitutes of solvent-borne products in both heat cured and ambient cured applications
Principal Competitors: Dow Chemical, Huntsman, Nan Ya, Air Products, Cytec Industries
Basic Epoxy Resins and Intermediates
We are one of the world's largest suppliers of basic epoxy resins, such as solid epoxy resin (“SER”) and LER. These base epoxies are used in a wide variety of industrial coatings applications. In addition, we are a major producer of bisphenol-A (“BPA”) and epichlorohydrin (“ECH”), key precursors in the downstream manufacture of basic epoxy resins and epoxy specialty resins. We internally consume the majority of our BPA, and virtually all of our ECH, giving us a competitive advantage versus non-integrated competitors.

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
We are currently expanding our versatics acids and derivatives business in select regions where we believe there are prospects for strong long-term growth. In 2011, we completed construction of a new manufacturing facility in Korea that produces Cardura® monomers. Another growth initiative underway is a joint venture to construct a versatics manufacturing facility in China. Our China facility will produce VeoVA® monomers, a versatics acid derivative, used as a key raw material in environmentally advanced paints and coatings. The new facility is expected to be fully operational in the first half of 2012.

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
Principal Competitors: ExxonMobil, Tianjin Shield and Hebei Huaxu

Phenolic Specialty Resins and Molding Compounds
We are one of the leading producers of phenolic specialty resins, which are used in applications that require extreme heat resistance and strength, such as after-market automotive and OEM truck brake pads, filtration, aircraft components, foundry resins and electrical laminates. These products are sold under globally recognized brand names such as BORDEN, BAKELITE, DURITE and CELLOBOND. Our phenolic specialty resins are known for their binding qualities and used widely in the production of mineral wool and glass wool used for commercial and domestic insulation applications.
We recently announced a joint venture to construct a phenolic specialty resins manufacturing facility in China, which is expected to be operational by early 2013. The new facility will produce a full range of specialty novolac and resole phenolic resins used in a diverse range of applications including refractories, friction and abrasives to support the growing auto and consumer markets in China.

Products	Key Applications
Phenolic Specialty Resins
Composites and Electronic Resins	Aircraft components, ballistic applications, industrial grating, pipe, jet engine components, electrical laminates, computer chip encasement and photolithography

Automotive Phenol Formaldehyde Resins	Acoustical insulation, engine filters, brakes, friction materials, interior components, molded electrical parts and assemblies and foundry binders

Construction Phenol Formaldehyde Resins, Urea Formaldehyde Resins and Ketone Formaldehyde	Fiberglass insulation, floral foam, insulating foam, lamp cement for light bulbs, molded appliance and electrical parts, molding compounds, sandpaper, fiberglass mat, electrical laminates and coatings

Molding Compounds
Phenolic, Epoxy, Unsaturated Polyesters	High performance automotive transmissions and under-hood components, heat resistant knobs and bases, switches and breaker components, pot handles and ashtrays
Glass	High load, dimensionally stable automotive underhood parts and commutators
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
Through our unconsolidated HA-International, Inc. (“HAI”) joint venture, we are also the leading producer by volume of foundry resins in North America. Our foundry resin systems are used by major automotive and industrial companies for precision engine block casting, transmissions and brake and drive train components. In addition to encapsulated substrates, in the foundry industry, we also provide phenolic resin systems and ancillary products used to produce finished metal castings.
In 2011, we continued to grow manufacturing capacity within our oil field business. We opened a new manufacturing facility in Batesville, Arkansas and a new production line at our existing Brady, Texas facility to provide resin coated proppants to fracturing service companies and operators in the oil and gas industry in response to continued growth in demand in this industry.

Products	Key Applications
Oil & Gas Stimulation Services Applications
Resin Encapsulated Proppants	Oil and gas fracturing

Foundry Applications
Refractory Coatings	Thermal resistant coatings for ferrous and nonferrous applications
Resin Coated Sands and Binders	Sand cores and molds
Principal Competitors: Carbo Ceramics, Santrol, Preferred Sands, Patriot Proppants and Atlas Resins

Polyester Resins
We are one of the major producers of powder polyesters in Europe. We provide liquid and powder custom polyester resins to customers for use in industrial coatings that require specific properties, such as gloss and color retention, resistance to corrosion and flexibility. Polyester coatings are typically used in building construction, transportation, automotive, machinery, appliances and metal office furniture.

Products	Key Applications
Powder Polyesters	Outdoor durable systems for architectural window frames, facades and transport and agricultural machinery; indoor systems for domestic appliances and general industrial applications

Liquid Polyesters and Polyester Dispersions	Automotive, coil and exterior can coating applications
Principal Competitors: DSM, Cytec, Reichhold, Nuplex and EPS (owned by Valspar)
Acrylic Resins
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

Industrial: Building and construction, automotive OEM, general metal, wood, plastic coatings, traffic marking paint, industrial maintenance and transportation, adhesives and textiles

Principal Competitors: BASF, DSM, Dow Chemical, UES and Synthomer (Yule Catto)
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

Forest Products Resins Segment
2011 Net Sales: $1,783
Formaldehyde Based Resins and Intermediates
We are the leading producer of formaldehyde-based resins for the North American forest products industry, and also hold significant positions in Europe, Latin America and Australia. Formaldehyde-based resins, also known as forest product resins, are a key adhesive and binding ingredient used in the production of a wide variety of engineered lumber products, including medium-density fiberboard (“MDF”), particleboard, oriented strand board (“OSB”), and various types of plywood and laminated veneer lumber (“LVL”). These products are used in a wide range of applications in the construction, remodeling and furniture industries. Forest product resins have relatively short shelf lives and as such, our manufacturing facilities are strategically located in close proximity to our customers.
In addition, we are the world’s largest producer of formaldehyde, a key raw material used to manufacture thousands of other chemicals and products, including the manufacture of methylene diphenyl diisocyanate (“MDI”) and butanediol (“BDO”). We internally consume the majority of our formaldehyde production in the production of forest product resins, giving us a competitive advantage versus our non-integrated competitors.

Products	Key Applications
Forest Products Resins
Engineered Wood Resins	Softwood and hardwood plywood, OSB, LVL, particleboard, MDF and decorative laminates

Specialty Wood Adhesives	Laminated beams, structural and nonstructural fingerjoints, wood composite I-beams, cabinets, doors, windows, furniture, molding and millwork and paper laminations

Wax Emulsions	Moisture resistance for panel boards and other specialty applications

Formaldehyde Applications
Formaldehyde
Herbicides and fungicides, scavengers for oil and gas production, fabric softeners, urea formaldehyde resins, phenol formaldehyde resins, melamine formaldehyde resins, MDI, BDO, hexamine and other catalysts

Principal Competitors: Dynea International, Arclin and Georgia-Pacific (a subsidiary of Koch Industries)
Discontinued Operations
On January 31, 2011, we sold our IAR Business to Harima Chemicals Inc. The IAR Business is engaged in the production of naturally derived resins and related products primarily used for the manufacture of printing inks, adhesives, synthetic rubber, specialty coatings and aroma chemicals. The IAR Business generated 2010 net sales of approximately $356 and included 11 manufacturing facilities in Europe, the United States and the Asia-Pacific region. The IAR Business was previously reported within our Coatings and Inks segment and is reported as a discontinued operation for all periods presented.
On May 31, 2011, we sold our CCR Business to PCCR USA, Inc., a subsidiary of Investindustrial, a European investment group. The CCR Business generated 2010 net sales of $221 and is engaged in the production of coating resins for architectural and original equipment manufacturers, alkyd resins, as well as composite resins for construction, transportation, consumer goods, marine and other applications and includes four manufacturing facilities in the United States. The CCR Business was previously reported within our Coatings segment in 2010 and the Epoxy, Phenolic and Coating Resins segment beginning in 2011 as a result of the Company's change in reportable segments in the first quarter of 2011. The CCR Business is reported as a discontinued operation for all periods presented.
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
In 2011, our largest customer accounted for less than 3% of our sales and our top ten customers accounted for approximately 16% of our sales. Neither our overall business nor any of our reporting segments depends on any single customer, or a particular group of customers, the loss of which would have a material adverse effect on either the reporting segment or the Company as a whole. Our primary customers are manufacturers, and the demand for our products is seasonal in certain of our businesses, with the highest demand in the summer months and lowest in winter months. Therefore, the dollar amount of our backlog orders is not significant as of December 31, 2011. Demand for our products can also be cyclical as general economic health and industrial and commercial production levels are key drivers for our business.

International Operations
Our non-U.S. operations accounted for 59%, 60% and 61% of our sales in 2011, 2010 and 2009, respectively. While our international operations may be subject to a number of additional risks such as exposure to foreign currency exchange risk, we do not believe that our foreign operations, on the whole, carry significantly greater risk than our operations in the United States. We plan to grow our business in the Asia-Pacific, Eastern Europe and Latin America markets, where the use of our products is increasing. In 2011, we began operations of a new plant in Korea to manufacture versatic acids. Additionally, in 2011 we entered into a joint venture to construct a versatics manufacturing facility in China, which is expected to be fully operational in the second half of 2012. We also recently announced a joint venture to construct a phenolic specialty resins manufacturing facility in China, which is expected to be fully operational by early 2013. Information about sales by geographic region for the past three years and long-lived assets by geographic region for the past two years can be found in Note 17 in Item 8 of Part II of this Annual Report on Form 10-K. More information about our programs to manage exchange risk and interest rate risk can be found in Item 7A of Part II of this Annual Report on Form 10-K.
Raw Materials
Raw material costs accounted for approximately 73% of our cost of sales in 2011. In 2011, we purchased approximately $3.2 billion of raw materials. The three largest raw materials that we use are phenol, methanol and urea, which represented 48% of our total raw material expenditures. The majority of raw materials that we use to manufacture our products are available from more than one source and are readily available in the open market. We have long-term purchase agreements for certain raw materials that ensure the availability of adequate supply. These agreements generally have periodic price adjustment mechanisms and do not have minimum annual purchase requirements. Smaller quantity materials that are single sourced generally have long-term supply contracts to maximize supply reliability. Prices for our main feedstocks are generally driven by underlying petrochemical benchmark prices and energy costs, which are subject to price fluctuations. Although we seek to offset increases in raw material prices with increases in our product prices, we may not always be able to do so, and there are periods when price increases lag behind raw material price increases.
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
More recently, we have focused additional research and development resources on “green product” initiatives to remain competitive and to address our customers’ demands for more environmentally sensitive product solutions. Our efforts have focused on developing resin technologies that reduce emissions, maximize the efficiency and renewability of bio-based natural resources and promote safe, environmentally-friendly manufacturing processes. A few examples of meaningful results of our investment in development of “green products” include:

•	EcoBind™ Resin Technology, an ultra low-emitting binder resin used to produce engineered wood products;

•	Albecor-Bio™ Powder Coating Resins, which use a bio-based material for low-heat cure resulting in less energy and CO2 emissions;

•	Hexitherm™, which enables small lengths of lumber to be assembled into finger-jointed studs with the same durability and strength as dimensional lumber, with resistance to heat;

•	Epi-Rez™ Epoxy Waterborne Resins, which provide for low volatile organic compounds, reducing air emissions; and

•	PropTrac™ Fracture Diagnostics Service, which enables oil & gas producers to eliminate use of radioactive tracers in well diagnostics.
 In 2011, 2010 and 2009, our research and development and technical services expense was $70, $66 and $58, respectively. We take a customer-driven approach to discover new applications and processes and provide customer service through our technical staff. Through regular direct contact with our key customers, our research and development associates can become aware of evolving customer needs in advance and can anticipate their requirements to more effectively plan customer programs. We also focus on continuous improvement of plant yields and production capacity and reduction of fixed costs.

Intellectual Property
We own, license or have rights to over 1,600 patents, over 1,500 trademarks, and various patent and trademark applications and technology licenses around the world, which we hold for use or currently use in our operations. A majority of our patents relate to developing new products and processes for manufacturing and will expire between 2012 and 2030. We renew our trademarks on a regular basis. While we view our patents and trademarks to be valuable, because of the broad scope of our products and services, we do not believe that the loss or expiration of any single patent or trademark would have a material adverse effect on our results of operations, financial position or the continuation of our business.
Industry Regulatory Matters
Domestic and international laws regulate the production and marketing of chemical substances. Almost every country has its own legal procedure for registration and import. Of these, the laws and regulations in the European Union, the United States (Toxic Substances Control Act) and China are the most significant to our business, while laws and regulations may also limit our expansion into other countries. Chemicals that are missing from one or more of these or any other country chemical inventory lists can usually be registered and imported but may first require additional testing or submission of additional administrative information.
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
Environmental Regulations
Our policy is to strive to operate our plants in a manner that protects the environment and health and safety of our employees, customers and communities. We have implemented company-wide environmental, health and safety policies managed by our Environmental, Health and Safety (“EH&S”) department and overseen by the EH&S Committee of the Momentive Holdings Board of Directors. Our EH&S department has the responsibility to ensure that our operations worldwide comply with environmental, health and safety laws and regulations. This responsibility is executed via training, communication of EH&S policies, formulation of relevant policies and standards, EH&S audits and incidence response planning and implementation. Our EH&S policies include systems and procedures that govern environmental emissions, waste generation, process safety management, handling, storage and disposal of hazardous substances, worker health and safety requirements, emergency planning and response and product stewardship.
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

We expect to incur future costs for capital improvements and general compliance under environmental laws, including costs to acquire, maintain and repair pollution control equipment. In 2011, we incurred related capital expenditures of $26. We estimate that capital expenditures in 2012 for environmental controls at our facilities will be between $20 and $25. This estimate is based on current regulations and other requirements, but it is possible that a material amount of capital expenditures, in addition to those we currently anticipate, could be necessary if these regulations or other requirements or other facts change.
Employees
At December 31, 2011, we had approximately 5,300 employees. Approximately 45% of our employees are members of a labor union or are represented by workers’ councils that have collective bargaining agreements, including most of our European employees. We believe that relations with our union and non-union employees are good.
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
Risks Related to Our Business
If global economic conditions weaken again, it will negatively impact our business operations, results of operations and financial condition.

Global economic and financial market conditions, including severe market disruptions like in late 2008 and 2009 and the potential for a significant and prolonged global economic downturn, have impacted or could impact our business operations in a number of ways including, but not limited to, the following:

•	reduced demand in key customer segments, such as automotive, building, construction and electronics, compared to prior years;

•
payment delays by customers and reduced demand for our products caused by customer insolvencies and/or the inability of customers to obtain adequate financing to maintain operations. This situation could cause customers to terminate existing purchase orders and reduce the volume of products they purchase from us and further impact our customers' ability to pay our receivables, requiring us to assume additional credit risk related to these receivables or limit our ability to collect receivables from that customer;

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

Global economic conditions may weaken again. Any further weakening of economic conditions would likely exacerbate the negative effects described above, could significantly affect our liquidity which may cause us to defer needed capital expenditures, reduce research and development or other spending, defer costs to achieve productivity and synergy programs or sell assets or incur additional borrowings which may not be available or may only be available on terms significantly less advantageous than our current credit terms and could result in a wide-ranging and prolonged impact on general business conditions, thereby negatively impacting our business, results of operations and financial condition. In addition, if the global economic environment weakens again or remains slow for an extended period of time, the fair value of our reporting units could be more adversely affected than we estimated in our analysis of reporting unit fair values at October 1, 2011. This could result in additional goodwill or other asset impairments, which could negatively impact our business, results of operations and financial condition.

Fluctuations in direct or indirect raw material costs could have an adverse impact on our business.
Raw materials costs made up 73% of our cost of sales in 2011. The prices of our direct and indirect raw materials have been, and we expect them to continue to be, volatile. If the cost of direct or indirect raw materials increases significantly and we are unable to offset the increased costs with higher selling prices, our profitability will decline. Increases in prices for our products could also hurt our ability to remain both competitive and profitable in the markets in which we compete.
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

An inadequate supply of direct or indirect raw materials and intermediate products could have a material adverse effect on our business.
Our manufacturing operations require adequate supplies of raw materials and intermediate products on a timely basis. The loss of a key source or a delay in shipments could have a material adverse effect on our business. Raw material availability may be subject to curtailment or change due to, among other things:

•	new or existing laws or regulations;

•	suppliers’ allocations to other purchasers;

•	interruptions in production by suppliers; and

•	natural disasters.
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
Our production facilities are subject to hazards associated with the manufacturing, handling, storage and transportation of chemical materials and products, including human exposure to hazardous substances, pipeline and equipment leaks and ruptures, explosions, fires, inclement weather and natural disasters, mechanical failures, unscheduled downtime, transportation interruptions, remedial complications, chemical spills, discharges or releases of toxic or hazardous substances or gases, storage tank leaks and other environmental risks. Additionally, a number of our operations are adjacent to operations of independent entities that engage in hazardous and potentially dangerous activities. Our operations or adjacent operations could result in personal injury or loss of life, severe damage to or destruction of property or equipment, environmental damage, or a loss of the use of all or a portion of one of our key manufacturing facilities. Such events at our facilities or adjacent third-party facilities, could have a material adverse effect on us.
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
Compliance with environmental, health and safety laws and regulations, and maintenance of permits, can be costly and complex, and we have incurred and will continue to incur costs, including capital expenditures and costs associated with the issuance and maintenance of letters of credit, to comply with these requirements. In 2011, we incurred capital expenditures of $26 to comply with environmental laws and regulations and to make other environmental improvements. If we are unable to comply with environmental, health and safety laws and regulations, or maintain our permits, we could incur substantial costs, including fines and civil or criminal sanctions, third party property damage or personal injury claims or costs associated with upgrades to our facilities or changes in our manufacturing processes in order to achieve and maintain compliance, and may also be required to halt permitted activities or operations until any necessary permits can be obtained or complied with. In addition, future developments or increasingly stringent regulations could require us to make additional unforeseen environmental expenditures.
Environmental, health and safety requirements change frequently and have tended to become more stringent over time. We cannot predict what environmental, health and safety laws and regulations or permit requirements will be enacted or amended in the future, how existing or future laws or regulations will be interpreted or enforced or the impact of such laws, regulations or permits on future production expenditures, supply chain or sales. Our costs of compliance with current and future environmental, health and safety requirements could be material. Such future requirements include legislation designed to reduce emissions of carbon dioxide and other substances associated with climate change (“greenhouse gases”). The European Union has enacted greenhouse gas emissions legislation, and continues to expand the scope of such legislation. The U.S. Environmental Protection Agency (“USEPA”) has promulgated new regulations applicable to projects involving greenhouse gas emissions above a certain threshold, and the United States and certain states within the United States have enacted, or are considering, limitations on greenhouse gas emissions. These requirements to limit greenhouse gas emissions could significantly increase our energy costs, and may also require us to incur material capital costs to modify our manufacturing facilities.
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
Several governmental entities have enacted, are considering or may consider in the future, regulations that may impact our ability to sell certain chemical products in certain geographic areas. In December 2006, the European Union enacted a regulation known as REACH, which stands for Registration, Evaluation and Authorization of Chemicals. This regulation requires manufacturers, importers and consumers of certain chemicals manufactured in, or imported into, the European Union to register such chemicals and evaluate their potential impacts on human health and the environment. The implementing agency is currently in the process of determining if any chemicals should be further tested, regulated, restricted or banned from use in the European Union. Other countries have implemented, or are considering implementation of, similar chemical regulatory programs. When fully implemented, REACH and other similar regulatory programs may result in significant adverse market impacts on the affected chemical products. If we fail to comply with REACH or other similar laws and regulations, we may be subject to penalties or other enforcement actions, including fines, injunctions, recalls or seizures, which would have a material adverse effect on our financial condition, cash flows and profitability.
We participate with other companies in trade associations and regularly contribute to the research and study of the safety and environmental impact of our products and raw materials, including silica, formaldehyde and BPA. These programs are part of a program to review the environmental impacts, safety and efficacy of our products. In addition, government and academic institutions periodically conduct research on potential environmental and health concerns posed by various chemical substances, including substances we manufacture and sell. These research results are periodically reviewed by state, national and international regulatory agencies and potential customers. Such research could result in future regulations restricting the manufacture or use of our products, liability for adverse environmental or health effects linked to our products, and/or de-selection of our products for specific applications. These restrictions, liability, and product de-selection could have a material adverse effect on our business, our financial condition and/or liquidity.
Because of certain government public health agencies’ concerns regarding the potential for adverse human health effects, formaldehyde is a regulated chemical and public health agencies continue to evaluate its safety. In 2004, the International Agency for Research on Cancer, or IARC, reclassified formaldehyde as “carcinogenic to humans,” a higher classification than set forth in previous IARC evaluations. In 2009, the IARC determined that there is sufficient evidence in human beings of a causal association between formaldehyde exposure and leukemia. In 2011, the National Toxicology Program within the U.S. Department of Health and Human Services, or NTP, issued its 12th Report on Carcinogens, or RoC, which lists formaldehyde as “known to be a human carcinogen.” This NTP listing was based, in part, upon certain studies reporting an increased risk of certain types of cancers, including myeloid leukemia, in individuals with higher measures of formaldehyde exposure (exposure level or duration). The USEPA is considering regulatory options for setting limits on formaldehyde emissions from composite wood products that use formaldehyde-based adhesives. The USEPA, under its Integrated Risk Information System, or IRIS, has also released a draft of its toxicological review of formaldehyde. This draft review states that formaldehyde meets the criteria to be described as “carcinogenic to humans” by the inhalation route of exposure based upon evidence of causal links to certain cancers, including leukemia. The National Academy of Sciences, or NAS, was requested by the USEPA to serve as the external peer review body for the draft assessment. The NAS reviewed the draft IRIS toxicological review and issued a report in April 2011 that criticized the draft IRIS toxicological review and stated that the methodologies and the underlying science used in the draft IRIS report did not clearly support a conclusion of a causal link between formaldehyde exposure and leukemia. It is possible that USEPA may revise the IRIS toxicological review to reflect the NAS findings, including the conclusions regarding a causal link between formaldehyde exposure and leukemia. In December 2011, the conference report for the FY 2012 Omnibus Appropriations bill included a provision directing NTP to refer the NTP 12th RoC file for formaldehyde to the NAS for further review. It is possible, once the NAS review of the NTP 12th RoC formaldehyde file is completed (likely in 2013), the NTP listing of formaldehyde may change. According to NTP, a listing in the RoC indicates a potential hazard and does not assess cancer risks to individuals associated with exposures in their daily lives. However, the report, as it exists now, could have material adverse effects on our business. In October 2011, the European Chemical Agency (ECHA) publicly released for comment the “Proposal for Harmonized Classification and Labelling Based on regulation (EC) No 1272/2008 (C.I.P. Regulation), Annex VI, Part 2, Substance Name: FORMALDEHYDE Version Number 2, Date: 28 September 2011.” The French Member State Competent Authorities (MSCA) proposes that formaldehyde be reclassified as a Category 1A Carcinogen and category 2 Mutagen based upon their current review of the available evidence. The proposal cites a relationship to nasopharyngeal cancer (NPC). NPC is a rare cancer of the upper respiratory tract. The Risk Assessment Committee (RAC) of ECHA will be evaluating the proposal through 2012. The RAC is made up of representatives from all EU member states. It is possible that new regulatory requirements could be promulgated to limit human exposure to formaldehyde, that we could incur substantial additional costs to meet any such regulatory requirements, and that there could be a reduction in demand for our formaldehyde-based products. These additional costs and reduced demand could have a material adverse effect on our operations and profitability.
BPA, which is used as an intermediate at our Deer Park, Texas and Pernis, Netherlands manufacturing facilities, and is also sold directly to third parties, is currently under evaluation as an “endocrine disrupter.” Endocrine disrupters are chemicals that have been alleged to interact with the endocrine systems of human beings and wildlife and disrupt their normal processes. BPA continues to be subject to scientific, regulatory and legislative review and negative publicity. Over the last year, several significant reviews on the safety of BPA were performed by prestigious regulatory and scientific bodies around the globe. These include the World Health Organization (WHO), European Food Safety Authority (EFSA), Japanese Research Institute of Science for Safety and Sustainability, The German Society of Toxicology and Health Canada. All have confirmed that food packaging containing BPA-based coatings do not pose a health risk to the general public. We do not believe it is possible at this time to predict the outcome of regulatory and legislative initiatives. In the event that BPA is further regulated or banned for use in certain products, substantial additional operating costs would be likely in order to meet more stringent regulation of this chemical and could reduce demand for the chemical and have a material adverse effect on our operations and profitability.
We manufacture resin-encapsulated sand. Because sand consists primarily of crystalline silica, potential exposure to silica particulate exists. Overexposure to crystalline silica is a recognized health hazard. The Occupational Safety and Health Administration (“OSHA”) continues to maintain on its regulatory calendar the possibility of promulgating a comprehensive occupational health standard for crystalline silica. A proposed rule, which would, among other things, lower the permissible occupational exposure limits to airborne crystalline silica particulate that workers would be allowed to be exposed to, was sent to the Office of Management and Budget (OMB) for review in February 2011 but OMB has extended its review period indefinitely. We may incur substantial additional costs to comply with any new OSHA regulations.
In addition, we sell resin-encapsulated sand (proppants) to oil and natural gas drilling operators for use in a process known as hydraulic fracturing. Drilling and hydraulic fracturing of wells is under public and legislative scrutiny due to potential environmental impacts, including possible contamination of groundwater and drinking water. Currently, studies and reviews of hydraulic fracturing environmental impacts are underway by the USEPA, as directed by Congress in 2010. Legislation is being considered or has been adopted by some states and localities to regulate public disclosure of the contents of the fracking fluids and to further regulate oil and natural gas drilling. New laws and regulations could affect the confidential business information of fracking fluids, including those associated with our proppant technologies and the number of wells drilled by operators, decrease demand for our resin-coated sands and cause a decline in our operations and financial performance. Such a decline in demand could also increase competition and decrease pricing of our products, which could also have a negative impact on our profitability and financial performance.
We are subject to certain risks related to litigation filed by or against us, and adverse results may harm our business.
We cannot predict with certainty the cost of defense, of prosecution or of the ultimate outcome of litigation and other proceedings filed by or against us, including penalties or other civil or criminal sanctions, or remedies or damage awards, and adverse results in any litigation and other proceedings may materially harm our business. Litigation and other proceedings may include, but are not limited to, actions relating to intellectual property, international trade, commercial arrangements, product liability, environmental, health and safety, joint venture agreements, labor and employment or other harms resulting from the actions of individuals or entities outside of our control. In the case of intellectual property litigation and proceedings, adverse outcomes could include the cancellation, invalidation or other loss of material intellectual property rights used in our business and injunctions prohibiting our use of business processes or technology that are subject to third-party patents or other third-party intellectual property rights. Litigation based on environmental matters or exposure to hazardous substances in the workplace or based upon the use of our products could result in significant liability for us, which could have a material adverse effect on our business, financial condition and/or profitability.
Because we manufacture and use materials that are known to be hazardous, we are subject to, or affected by, certain product and manufacturing regulations, for which compliance can be costly and time consuming. In addition, we may be subject to personal injury or product liability claims as a result of human exposure to such hazardous materials.
We produce hazardous chemicals that require care in handling and use that are subject to regulation by many U.S. and non-U.S. national, supra-national, state and local governmental authorities. In some circumstances, these authorities must review and, in some cases approve, our products and/or manufacturing processes and facilities before we may manufacture and sell some of these chemicals. To be able to manufacture and sell certain new chemical products, we may be required, among other things, to demonstrate to the relevant authority that the product does not pose an unreasonable risk during its intended uses and/or that we are capable of manufacturing the product in compliance with current regulations. The process of seeking any necessary approvals can be costly, time consuming and subject to unanticipated and significant delays. Approvals may not be granted to us on a timely basis, or at all. Any delay in obtaining, or any failure to obtain or maintain, these approvals would adversely affect our ability to introduce new products and to generate revenue from those products. New laws and regulations may be introduced in the future that could result in additional compliance costs, bans on product sales or use, seizures, confiscation, recall or monetary fines, any of which could prevent or inhibit the development, distribution or sale of our products and could increase our customers’ efforts to find less hazardous substitutes for our products. We are subject to ongoing reviews of our products and manufacturing processes.

As discussed above, we manufacture and sell products containing formaldehyde, and certain governmental bodies have stated that there is a causal link between formaldehyde exposure and certain types of cancer, including myeloid leukemia. These conclusions could also become the basis of product liability litigation.
Other products we have made or used have been the focus of legal claims based upon allegations of harm to human health. While we cannot predict the outcome of pending suits and claims, we believe that we maintain adequate reserves, in accordance with our policy, to address currently pending litigation and are adequately insured to cover currently pending and foreseeable future claims. However, an unfavorable outcome in these litigation matters could have a material adverse effect on our business, financial condition and/or profitability and cause our reputation to decline.

We are subject to claims from our customers and their employees, environmental action groups and neighbors living near our production facilities.
We produce hazardous chemicals that require appropriate procedures and care to be used in handling them or in using them to manufacture other products. As a result of the hazardous nature of some of the products we produce and use, we may face claims relating to incidents that involve our customers’ improper handling, storage and use of our products. We have historically faced lawsuits, including class action lawsuits that claim liability for death, injury or property damage caused by products that we manufacture or that contain our components. Additionally, we may face lawsuits alleging personal injury or property damage by neighbors living near our production facilities. These lawsuits, and any future lawsuits, could result in substantial damage awards against us, which in turn could encourage additional lawsuits and could cause us to incur significant legal fees to defend such lawsuits, either of which could have a material adverse effect on our business, financial condition and/or profitability. In addition, the activities of environmental action groups could result in litigation or damage to our reputation.

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
Our international operations expose us to different local political and business risks and challenges. For example, we face potential difficulties in staffing and managing local operations, and we have to design local solutions to manage credit risks of local customers and distributors. In addition, some of our operations are located in regions that may be politically unstable, having particular exposure to riots, civil commotion or civil unrests, acts of war (declared or undeclared) or armed hostilities or other national or international calamity. In some of these regions, our status as a U.S. company also exposes us to increased risk of sabotage, terrorist attacks, interference by civil or military authorities or to greater impact from the national and global military, diplomatic and financial response to any future attacks or other threats.
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
In 2011, approximately 59% of our net sales originated outside the United States. In our Consolidated Financial Statements, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period or the exchange rate at the end of that period. During times of a strengthening U.S. dollar, at a constant level of business, our reported international revenues and earnings would be reduced because the local currency would translate into fewer U.S. dollars.
In addition to currency translation risks, we incur a currency transaction risk whenever we enter into a purchase or a sales transaction or indebtedness transaction using a different currency from the currency in which we record revenues. Given the volatility of exchange rates, we may not manage our currency transaction and/or translation risks effectively, and volatility in currency exchange rates may materially adversely affect our financial condition or results of operations, including our tax obligations. Since most of our indebtedness is denominated in U.S. dollars, a strengthening of the U.S. dollar could make it more difficult for us to repay our indebtedness.
We have entered and expect to continue to enter into various hedging and other programs in an effort to protect against adverse changes in the non-U.S. exchange markets and attempt to minimize potential material adverse effects. These hedging and other programs may be unsuccessful in protecting against these risks. Our results of operations could be materially adversely affected if the U.S. dollar strengthens against non-U.S. currencies and our protective strategies are not successful. Likewise, a strengthening U.S. dollar provides opportunities to source raw materials more cheaply from foreign countries.
The recent European debt crisis and related European financial restructuring efforts have contributed to instability in global credit markets and may cause the value of the Euro to further deteriorate. If global economic and market conditions, or economic conditions in Europe, the United States or other key markets, remain uncertain or deteriorate further, the value of the Euro and the global credit markets may weaken. While we do not transact a significant amount of business in Greece, Italy or Spain, the general financial instability in those countries could have a contagion effect on the region and contribute to the general instability and uncertainty in the European Union. If this were to occur, it could adversely affect our European customers and suppliers and in turn have a materially adverse effect on our international business and results of operations.
Increased energy costs could increase our operating expenses, reduce net income and negatively affect our financial condition.
Natural gas and electricity are essential to our manufacturing processes, which are energy-intensive. Oil and natural gas prices have fluctuated greatly over the past several years and we anticipate that they will continue to do so. Our energy costs represented 5% of our total costs of sales in 2011, 2010 and 2009.
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

the shared services agreement between us and MPM dated October 1, 2010, amended on March 17, 2011 (the “Shared Services Agreement”), may be viewed negatively by vendors, customers or financing sources, negatively impacting potential benefits; any difficulty or inability to integrate shared services with our business; higher than expected severance costs related to staff reductions; higher than expected retention costs for employees that will be retained; higher than expected stand-alone overhead expenses; delays in the anticipated timing of activities related to our cost-saving plan; increased complexity and cost in collaborating between us and MPM and establishing and maintaining shared services; and other unexpected costs associated with operating our business.
Our ability to realize the benefits of the Momentive Combination also may be limited by applicable limitations under the terms of our debt instruments. These debt instruments generally require that transactions between us and MPM with a value in excess of a de minimis threshold be entered into on an arm’s-length basis. These constraints could result in significantly fewer cost savings and synergies than would occur if these limitations did not exist. Our ability to realize intended savings also may be limited by existing contracts to which we are a party, the need for consents with respect to agreements with third parties, and other logistical difficulties associated with integration.
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

Our success depends in part on our ability to protect our intellectual property rights, and our inability to enforce these rights could have a material adverse effect on our competitive position.
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
In addition, effective patent, trademark, copyright and trade secret protection may be unavailable or limited in some foreign countries. In some countries we do not apply for patent, trademark or copyright protection. We also rely on unpatented proprietary manufacturing expertise, continuing technological innovation and other trade secrets to develop and maintain our competitive position. While we generally enter into confidentiality agreements with our employees and third parties to protect our intellectual property, these confidentiality agreements are limited in duration and could be breached, and may not provide meaningful protection of our trade secrets or proprietary manufacturing expertise. Adequate remedies may not be available if there is an unauthorized use or disclosure of our trade secrets and manufacturing expertise. In addition, others may obtain knowledge about our trade secrets through independent development or by legal means. The failure to protect our processes, apparatuses, technology, trade secrets and proprietary manufacturing expertise, methods and compounds could have a material adverse effect on our business by jeopardizing critical intellectual property.
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
Our ability to operate our business and implement our strategies depends, in part, on the skills, experience and efforts of Craig O. Morrison, our chief executive officer, and William H. Carter, our chief financial officer, and other key members of our leadership team. We do not maintain any key-man insurance on any of these individuals. In addition, our success will depend on, among other factors, our ability to attract and retain other managerial, scientific and technical qualified personnel, particularly research scientists, technical sales professionals, and engineers who have specialized skills required by our business and focused on the industries in which we compete. Competition for qualified employees in the chemicals industry is intense and the loss of the services of any of our key employees or the failure to attract or retain other qualified personnel could have a material adverse effect on our business or business prospects. Further, if any of these executives or employees joins a competitor, we could lose customers and suppliers and incur additional expenses to recruit and train personnel, who require time to become productive and to learn our business.

Our and MPM’s majority shareholder’s interest may conflict with or differ from our interests.
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
The diversion of our key personnel’s attention to other businesses could adversely affect our business and results of operations.
Certain members of our senior management team, including Mr. Morrison, our chief executive officer, and Mr. Carter, our chief financial officer, and certain of our other employees, who provide substantial services to our businesses, also act in such capacities and provide services with respect to our affiliate MPM. Certain individuals employed by MPM also provide services to our business. The services of such individuals are provided by us to MPM, or by MPM to us, pursuant to the Shared Services Agreement. Any or all of these individuals may be required to focus their time and energies on matters relating to MPM that otherwise could be directed to our business and operations. If the attention of our senior management team, and/or such other individuals providing substantial services to our business, is significantly diverted from their responsibilities to us, it could affect our ability to service our existing business and develop new business, which could have a material adverse effect on our business and results of operations. We cannot assure you that the Shared Services Agreement will not be disruptive to our business.

If we fail to extend or renegotiate our collective bargaining agreements with our works councils and labor unions as they expire from time to time, if disputes with our works councils or unions arise, or if our unionized or represented employees were to engage in a strike or other work stoppage, our business and operating results could be materially adversely affected.
As of December 31, 2011, approximately 45% of our employees were unionized or represented by works councils that were covered by collective bargaining agreements. In addition, some of our employees reside in countries in which employment laws provide greater bargaining or other employee rights than the laws of the United States. These rights may require us to expend more time and money altering or amending employees’ terms of employment or making staff reductions. For example, most of our employees in Europe are represented by works councils, which generally must approve changes in conditions of employment, including restructuring initiatives and changes in salaries and benefits. A significant dispute could divert our management’s attention and otherwise hinder our ability to conduct our business or to achieve planned cost savings.

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

Our pension plans are unfunded or under-funded, and our required cash contributions could be higher than we expect, having a material adverse effect on our financial condition and liquidity.
We sponsor various pension and similar benefit plans worldwide.
Our non-U.S. defined benefit pension plans were under-funded in the aggregate by $87 as of December 31, 2011. Our U.S. defined benefit pension plans were under-funded in the aggregate by $86 as of December 31, 2011.
We are legally required to make contributions to our pension plans in the future, and those contributions could be material. The need to make these cash contributions will reduce the amount of cash that would be available to meet other obligations or the needs of our business, which could have a material adverse effect on our financial condition and liquidity.
In 2012, we expect to contribute approximately $20 and $17 to our U.S. and non-U.S. defined benefit pension plans, respectively, which we believe is sufficient to meet the minimum funding requirements as set forth in employee benefit and tax laws.
Our future funding obligations for our employee benefit plans depend upon the levels of benefits provided for by the plans, the future performance of assets set aside for these plans, the rates of interest used to determine funding levels, the impact of potential business dispositions, actuarial data and experience, and any changes in government laws and regulations. In addition, our employee benefit plans hold a significant amount of equity securities. If the market values of these securities decline, our pension expense and funding requirements would increase and, as a result, could have a material adverse effect on our business.
Any decrease in interest rates and asset returns, if and to the extent not offset by contributions, could increase our obligations under these plans. If the performance of assets in the funded plans does not meet our expectations, our cash contributions for these plans could be higher than we expect, which could have a material adverse effect on our financial condition and liquidity.

Natural or other disasters have, and could in the future, disrupt our business and result in loss of revenue or higher expenses.
Any serious disruption at any of our facilities or our suppliers’ facilities due to hurricane, fire, earthquake, flood, terrorist attack or any other natural or man-made disaster could impair our ability to use our facilities and have a material adverse impact on our revenues and increase our costs and expenses. If there is a natural disaster or other serious disruption at any of our facilities or our suppliers’ facilities, it could impair our ability to adequately supply our customers and negatively impact our operating results. For example, our manufacturing facilities in the U.S. Gulf Coast region were also impacted by Hurricanes Katrina and Rita in 2005 and Hurricanes Gustav and Ike in 2008. In addition, many of our current and potential customers are concentrated in specific geographic areas. A disaster in one of these regions could have a material adverse impact on our operations, operating results and financial condition. Our business interruption insurance may not be sufficient to cover all of our losses from a disaster, in which case our unreimbursed losses could be substantial.
Security breaches and other disruptions to our information technology infrastructure could interfere with our operations, and could compromise our information and the information of our customers and suppliers, exposing us to liability which would cause our business and reputation to suffer.
In the ordinary course of business, we rely upon information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including supply chain, manufacturing, distribution, invoicing, and collection of payments from customers. We use information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. Additionally, we collect and store sensitive data, including intellectual property, proprietary business information, the propriety business information of our customers and suppliers, as well as personally identifiable information of our customers and employees, in data centers and on information technology networks. The secure operation of these information technology networks, and the processing and maintenance of this information is critical to our business operations and strategy. Despite security measures and business continuity plans, our information technology networks and infrastructure may be vulnerable to damage, disruptions or shutdowns due to attacks by hackers or breaches due to employee error or malfeasance, or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures or natural disasters or other catastrophic events. The occurrence of any of these events could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations, and damage our reputation, which could adversely affect our business, financial condition and results of operations.

Acquisitions and joint ventures that we pursue may present unforeseen integration obstacles and costs, increase our leverage and negatively impact our performance. Divestitures that we pursue also may present unforeseen obstacles and costs and alter the synergies we expect to achieve from the Momentive Combination.
We have made acquisitions of related businesses, and entered into joint ventures in the past and intend to selectively pursue acquisitions of, and joint ventures with, related businesses as one element of our growth strategy. Acquisitions may require us to assume or incur additional debt financing, resulting in additional leverage and complex debt structures. If such acquisitions are consummated, the risk factors we describe above and below, and for our business generally, may be intensified.
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
We have substantial consolidated indebtedness. As of December 31, 2011, we had $3,539 of consolidated outstanding indebtedness, including payments due within the next twelve months and short-term borrowings.

In 2012, based on our consolidated indebtedness outstanding at December 31, 2011, our annualized cash interest expense is projected to be approximately $237 based on interest rates at December 31, 2011, of which $185 represents cash interest expense on fixed-rate obligations, including variable rate debt subject to interest rate swap agreements.

Our ability to generate sufficient cash flows from operations to make scheduled debt service payments depends on a range of economic, competitive and business factors, many of which are outside of our control. Our business may generate insufficient cash flows from operations to meet our debt service and other obligations, and currently anticipated cost savings, working capital reductions and operating improvements may not be realized on schedule, or at all. If we are unable to meet our expenses and debt service obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets or issue additional equity securities. We may be unable to refinance any of our indebtedness, sell assets or issue equity securities on commercially reasonable terms, or at all, which could cause us to default on our obligations and result in the acceleration of our debt obligations. Our inability to generate sufficient cash flows to satisfy our outstanding debt obligations, or to refinance our obligations on commercially reasonable terms, would have a material adverse effect on our business, financial condition and results of operations.
Our substantial indebtedness exposes us to significant interest expense increases if interest rates increase.
Approximately $1,259, or approximately 36%, of our borrowings as of December 31, 2011 were at variable interest rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Assuming our consolidated variable interest rate indebtedness outstanding as of December 31, 2011 remains the same, an increase of 1% in the interest rates payable on our variable rate indebtedness would increase our 2012 annual estimated debt-service requirements by approximately $13. Accordingly, an increase in interest rates from current levels could cause our annual debt-service obligations to increase significantly.

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
In addition, at any time that loans or letters of credit are outstanding and not cash collateralized thereunder, the agreement governing our revolving credit facility, which is part of our senior secured credit facilities, requires us to maintain a specified leverage ratio. At December 31, 2011, we were in compliance with our leverage ratio maintenance covenant set forth in our senior secured credit facilities. If business conditions weaken, we may not comply with our leverage ratio covenant for future periods. If we are at risk of failing to comply with our leverage ratio covenant, we would pursue additional cost saving actions, restructuring initiatives or other business or capital structure optimization measures available to us to remain in compliance with these covenants, but any such measures may be unsuccessful or may be insufficient to maintain compliance with our leverage ratio covenants.
A failure to comply with the covenants contained in our senior secured credit facilities, the indentures governing notes issued or guaranteed by our subsidiaries or their other existing indebtedness could result in an event of default under the existing agreements that, if not cured or waived, would have a material adverse effect on our business, financial condition and results of operations.

In particular, a breach of a leverage ratio covenant would result in an event of default under our revolving credit facility. Pursuant to the terms of our credit agreement, our direct parent company has the right, but not the obligation, to cure such default through the purchase of additional equity in up to three of any four consecutive quarters. If a breach of a leverage ratio covenant is not cured or waived, or if any other event of default under a senior secured credit facility occurs, the lenders under such credit agreement:

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
In addition, the terms governing our indebtedness limit our ability to sell assets and also restrict the use of proceeds from that sale, including restrictions on transfers from us to MPM and vice versa. We may be unable to sell assets quickly enough or for sufficient amounts to enable us to meet our obligations. Furthermore, a substantial portion of our assets is, and may continue to be, intangible assets. Therefore, it may be difficult for us to pay our consolidated debt obligations in the event of an acceleration of any of our consolidated indebtedness.
We may be unable to generate sufficient cash flows from operations to pay dividends or distributions to our direct parent company in amounts sufficient for it to pay its debt.
Our direct parent company has incurred substantial indebtedness, and likely will need to rely upon distributions from us to pay such indebtedness. As of December 31, 2011, the aggregate principal amount outstanding of MSC Holdings’ term loans was $227. These loans accrue interest in-kind until maturity if elected by MSC Holdings.
We and our subsidiaries may not generate sufficient cash flows from operations to pay dividends or distributions in amounts sufficient to allow our direct parent company to pay principal and cash interest on its debt upon maturity. If our direct parent company is unable to meet its debt service obligations, it could attempt to restructure or refinance their indebtedness or seek additional equity capital. It may be unable to accomplish these actions on satisfactory terms, if at all. A default under our direct parent company’s debt instruments could lead to a change of control under our debt instruments and lead to an acceleration of all outstanding loans under our senior secured credit facilities and other indebtedness.
Repayment of our debt, including required principal and interest payments, depends on cash flows generated by our subsidiaries, which may be subject to limitations beyond our control.
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
Standard & Poor’s Ratings Services and Moody’s Investors Service maintain credit ratings on us and certain of our debt. Each of these ratings is currently below investment grade. Any decision by these ratings agencies to downgrade such ratings or put us on negative watch in the future could restrict our access to, and negatively impact the terms of, current or future financings and trade credit extended by our suppliers of raw materials or other vendors.
ITEM 1B - UNRESOLVED STAFF COMMENTS
None.

ITEM 2 - PROPERTIES
Our headquarters are in Columbus, Ohio and we have European executive offices in Seattleweg, Netherlands. Our major manufacturing facilities are primarily located in North America and Europe. As of December 31, 2011, we operated 28 domestic production and manufacturing facilities in 16 states and 42 foreign production and manufacturing facilities primarily in Australia, Brazil, Canada, Colombia, the Czech Republic, Finland, France, Germany, Italy, Korea, Malaysia, Netherlands, New Zealand, Spain, Thailand, the United Kingdom and Uruguay.
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
We believe our production and manufacturing facilities are well maintained and effectively utilized and are adequate to operate our business. Following are our more significant production and manufacturing facilities and executive offices:

Location	Nature of Ownership	Reporting Segment
Argo, IL*	Owned	Epoxy, Phenolic and Coating Resins
Barry, UK*	Owned	Epoxy, Phenolic and Coating Resins
Brady, TX	Owned	Epoxy, Phenolic and Coating Resins
Deer Park, TX*	Owned	Epoxy, Phenolic and Coating Resins
Duisburg-Meiderich, Germany	Owned	Epoxy, Phenolic and Coating Resins
Iserlohn-Letmathe, Germany	Owned	Epoxy, Phenolic and Coating Resins
Lakeland, FL	Owned	Epoxy, Phenolic and Coating Resins
Louisville, KY	Owned	Epoxy, Phenolic and Coating Resins
Moerdijk, Netherlands*	Owned	Epoxy, Phenolic and Coating Resins
Norco, LA*	Owned	Epoxy, Phenolic and Coating Resins
Onsan, South Korea	Owned	Epoxy, Phenolic and Coating Resins
Pernis, Netherlands*	Owned	Epoxy, Phenolic and Coating Resins
Ribecourt, France	Owned	Epoxy, Phenolic and Coating Resins
Sokolov, Czech Republic	Owned	Epoxy, Phenolic and Coating Resins
Solbiate Olona, Italy	Owned	Epoxy, Phenolic and Coating Resins
Wesseling, Germany	Leased	Epoxy, Phenolic and Coating Resins
Brimbank, Australia	Owned	Forest Products Resins
Curitiba, Brazil	Owned	Forest Products Resins
Edmonton, AB, Canada	Owned	Forest Products Resins
Fayetteville, NC	Owned	Forest Products Resins
Geismar, LA	Owned	Forest Products Resins
Gonzales, LA	Owned	Forest Products Resins
Hope, AR	Owned	Forest Products Resins
Kitee, Finland	Owned	Forest Products Resins
Leuna, Germany	Owned	Forest Products Resins
Montenegro, Brazil	Owned	Forest Products Resins
Springfield, OR	Owned	Forest Products Resins
St. Romuald, QC, Canada	Owned	Forest Products Resins
Columbus, OH†	Leased	Corporate and Other
Seattleweg, Netherlands†	Leased	Corporate and Other
Shanghai, China†	Leased	Corporate and Other
__________________________________

*	We own all of the assets at this location. The land is leased.

†	Executive offices.

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
Environmental Damages to the Port of Paranagua, Brazil
On August 10, 2005, Governo Do Paraná and the Environmental Institution of Paraná IAP, an environmental agency of the Brazilian government, provided Hexion Quimica Industria, our Brazilian subsidiary, with notice of a potential fine of up to 12 Brazilian reais in connection with alleged environmental damages to the Port of Paranagua caused in November 2004 by an oil spill from a shipping vessel carrying methanol purchased by the Company. The investigations have been concluded with no findings against the Company that the methanol damaged the environment. In October 2009, the Court granted our request for an injunction precluding the imposition of any fines or penalties by the Paraná IAP. The Court lifted its injunction on November 2010; however, we subsequently appealed in order to preclude the IAP from levying any fines or penalties. At December 31, 2011, the amount of the assessment, including tax, penalties, monetary correction and interest, is 27 Brazilian reais, or approximately $14.
Other Litigation
For a discussion of certain other legal contingencies, refer to Note 11, Commitments and Contingencies, in Item 8 of Part II of this Annual Report on Form 10-K.
ITEM 4 - MINE SAFETY DISCLOSURES
This item is not applicable to the registrant.

PART II
(dollars in millions, except per share data, or otherwise as noted)
ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
There is no established public trading market for our common stock. As of February 1, 2012, 82,556,847 common shares were held by our parent, MSC Holdings.
In 2011, we declared dividends of approximately $2 to be paid as and when needed to fund the compensation for the Board of Managers of Momentive Holdings and insurance premiums and other expenses. Other than dividends that we may declare from time to time to fund expenses as permitted under our senior secured credit facilities and the indentures that govern our notes, we do not currently intend to declare any cash dividends on our common stock, and instead intend to retain earnings, if any, to fund future operations and to reduce our debt. Our senior secured credit facilities and the indentures that govern our notes impose restrictions on our ability to pay dividends. Therefore, our ability to pay dividends on our common stock will depend on, among other things, our level of indebtedness at the time of the proposed dividend and whether we are in default under any of our debt instruments. Our future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors that our board of directors considers relevant. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, business opportunities, provision of applicable law and other factors that our board of directors may consider relevant. For a discussion of our cash resources and needs, see Item 7 of Part II of this Annual Report on Form 10-K.
We have no compensation plans that authorize issuing our common stock to employees or non-employees. In addition, there have been no sales or repurchases of our equity securities during the past fiscal year. However, we and our direct and indirect parent companies have in the past issued and may issue from time to time equity awards to our employees and directors that are denominated in or based upon the common units of our direct or ultimate parent. As the awards were granted in exchange for service to us these awards are included in our Consolidated Financial Statements. For a discussion of these equity plans, see Note 14 in Item 8 and Item 11 of Part II and Part III, respectively, of this Annual Report on Form 10-K.

ITEM 6 - SELECTED FINANCIAL DATA
The following table presents our selected historical consolidated and combined financial data. The following information should be read in conjunction with, and is qualified by reference to, our “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and our audited Consolidated Financial Statements, as well as the other financial information included elsewhere herein.
The consolidated statement of operations data for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 and the consolidated balance sheet data as of December 31, 2011, 2010, 2009, 2008 and 2007 have been derived from our audited Consolidated Financial Statements.

	Year ended December 31,
	2011	2010	2009	2008	2007(1)
	(dollars in millions, except per share data)
Statements of Operations:
Net sales	$5,207	$4,597	$3,549	$5,390	$5,166
Cost of sales	4,473	3,866	3,077	4,807	4,435
Gross profit	734	731	472	583	731
Selling, general and administrative expense	335	332	305	342	352
Terminated merger and settlement (income) expense, net(2)	—	(171)	(62)	1,027	—
Integration costs(3)	—	—	—	27	34
Asset impairments	32	—	49	8	21
Business realignment costs	15	20	37	32	18
Other operating (income) expense, net	(16)	4	7	9	7
Operating income (loss)	368	546	136	(862)	299
Interest expense, net	262	276	223	303	309
Loss (gain) on extinguishment of debt	—	30	(224)	—	—
Other non-operating expense (income), net	3	(4)	—	6	15
Income (loss) from continuing operations before income tax and earnings from unconsolidated entities	103	244	137	(1,171)	(25)
Income tax expense (benefit)	3	35	(8)	(16)	46
Income (loss) from continuing operations before earnings from unconsolidated entities	100	209	145	(1,155)	(71)
Earnings from unconsolidated entities, net of taxes	16	8	2	2	4
Net income (loss) from continuing operations	116	217	147	(1,153)	(67)
Net income (loss) from discontinued operations, net of taxes(4)	2	(3)	(30)	(32)	4
Net income (loss)	118	214	117	(1,185)	(63)
Net income attributable to noncontrolling interest	—	—	(3)	(5)	(2)
Net income (loss) attributable to Momentive Specialty Chemicals Inc.	$118	$214	$114	$(1,190)	$(65)
Dividends declared per common share	$0.02	$—	$—	$—	$0.01
Cash Flows provided by (used in):
Operating activities	$151	$45	$355	$(632)	$174
Investing activities	45	(99)	(132)	(134)	(335)
Financing activities	57	97	(222)	706	288
Balance Sheet Data (at end of period):
Cash and cash equivalents	$431	$186	$142	$117	$192
Short-term investments	7	6	10	7	—
Working capital(5)	682	551	204	390	509
Total assets	3,108	3,137	2,973	3,180	4,006
Total long-term debt	3,420	3,588	3,424	3,743	3,632
Total net debt(6)	3,101	3,480	3,354	3,729	3,521
Total liabilities	4,873	5,156	5,022	5,359	5,380
Total deficit	(1,765)	(2,019)	(2,049)	(2,179)	(1,374)

(1)
Includes data for the adhesive and resins business of Orica Limited and the forest products resins and the formaldehyde business of Arkema Gmbh since February 1, 2007 and November 1, 2007, their respective dates of acquisition.

(2)
Terminated merger and settlement (income) expense, net for the years ended December 31, 2010 and 2009 includes the non-cash push-down of insurance recoveries by the Company's owner related to the settlement payment made by the Company's owner that had been treated as an expense of the Company for the year ended December 31, 2008 associated with the terminated merger with Huntsman corporation, as well as reductions on certain of the Company's merger related service provider liabilities. Amount for the year ended December 31, 2008 represents termination fees, settlement payments, accounting and legal costs paid by the Company as well as the write-off of previously deferred acquisition costs.

(3)
For the years ended December 31, 2008 and 2007, Integration costs represent costs to implement a single, company-wide, management information and accounting system and a new consolidations and financial reporting system as well as redundancy and plant rationalization costs and incremental administrative costs from integration programs that resulted from previous mergers and acquisitions.

(4)	Net income (loss) from discontinued operations reflects the results of our IAR and CCR businesses.

(5)	Working capital is defined as current assets less current liabilities. As of December 31, 2010, the assets and liabilities of the IAR and CCR businesses totaling $184 have been classified as current.

(6)	Net debt is defined as long-term debt plus short-term debt less cash and cash equivalents and short-term investments.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our results of operations and financial condition for the years ended December 31, 2011, 2010 and 2009 with the audited Consolidated Financial Statements and related notes included elsewhere herein. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs, and which involve numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1A, “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements.
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
Through our worldwide network of strategically located production facilities we serve more than 6,400 customers in approximately 100 countries. Our global customers include large companies in their respective industries, such as 3M, Ashland Chemical, BASF, Bayer, DuPont, GE, Halliburton, Honeywell, Louisiana Pacific, Owens Corning, PPG Industries, Sumitomo, Valspar and Weyerhaeuser.
Momentive Combination and Shared Services Agreement
In October 2010, our parent, MSC Holdings, and Momentive Performance Materials Holdings Inc., the parent company of Momentive Performance Materials Inc. (“MPM”), became subsidiaries of a newly formed holding company, Momentive Holdings. We refer to this transaction as the “Momentive Combination”. In connection with the closing of the Momentive Combination, we entered into the Shared Services Agreement with MPM, as amended on March 17, 2011, pursuant to which we are providing to MPM, and MPM is providing to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between us and MPM.
We anticipate that the Momentive Combination will provide opportunities to streamline our business and reduce our cost structure, and are currently targeting $57 in annual cost savings related to the Momentive Combination. Through December 31, 2011, we implemented $37 of these savings on a run-rate basis, and anticipate fully realizing the remaining anticipated savings over the next 15 to 21 months.
Business Strategy
As a significant player in the specialty chemicals industry, we believe we have unique opportunities to strategically grow our business over the long term. We continue to develop new products with an emphasis on innovation and expanding our product solutions for our existing global customer base, while growing our businesses in faster growing regions in the world, such as the Asia-Pacific, Eastern Europe, Latin America, India and the Middle East. We believe the benefits of the Momentive Combination and the combined MSC and MPM global manufacturing footprint and technology platform will allow us to deliver our higher-end specialty products into these higher growth markets. Through these growth strategies we strive to create shareholder value and generate significant free cash flow.
Reportable Segments
The Company’s business segments are based on the products that we offer and the markets that we serve. At December 31, 2011, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins. A summary of the major products of the Company’s reportable segments follows:

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

In the first quarter of 2011, the Company completed the IAR Divestiture and moved the oversight and management of the coatings reporting unit into the Epoxy and Phenolic Resins Division, which was renamed the Epoxy, Phenolic and Coating Resins Division. These organizational and internal reporting changes caused the Company to re-evaluate its reportable segments. As a result of these changes, effective in the first quarter of 2011, the results of the Company’s coatings reporting unit, which were previously reported in the Coatings segment, are included within the Epoxy, Phenolic and Coating Resins segment. The prior periods have been recast for comparability purposes. In addition, the Company has renamed its Formaldehyde and Forest Products Resins segment to Forest Products Resins. No changes were made to the product lines that comprise this segment.
Discontinued Operations
On January 31, 2011, we sold our global inks and adhesive resins business (“IAR Business”) to Harima Chemicals Inc. The IAR Business is engaged in the production of naturally derived resins and related products primarily used for the manufacture of printing inks, adhesives, synthetic rubber, specialty coatings and aroma chemicals. The IAR Business was previously reported within our Coatings and Inks segment and is reported as a discontinued operation for all periods presented.
 In the second quarter of 2011, we sold our North American coatings and composite resins business (“CCR Business”) to PCCR USA, Inc., a subsidiary of Investindustrial, a European investment group. The CCR Business was previously included in the Coatings segment in 2010 and the Epoxy, Phenolic and Coating Resins segment beginning in 2011 as a result of the change in the Company’s reportable segments discussed above. The CCR Business is reported as a discontinued operation for all periods presented.
2011 Overview

•
Net sales increased 13% in 2011, as compared to 2010 due primarily to the pass through of raw material driven price increases, and also positive foreign currency translation as a result of the weakening U.S. dollar against the euro, Australian dollar, Brazilian real and Canadian dollar compared to 2010.

•
We experienced higher profitability during 2011, as Segment EBITDA increased $28, or 5%, in 2011 from our previous high of $607 in 2010. This increase was primarily due to additional growth in our oil field business coupled with the favorable impact of cost savings initiatives, but was partially offset by volume decreases across several other product lines.

•
As a percent of sales, gross profit decreased by 2% in 2011, as compared to 2010. Gross profit percentage decreased as a result of raw material price-driven sales price increases that did not offset the impact of slightly decreasing volumes, resulting in decreases in our gross margins relative to net sales.

•
In 2011, we completed the IAR Divestiture and the CCR Divestiture. Both divestitures will increase our profitability margins as a whole and will allow us to focus our financial resources towards growing specialty applications within our product portfolio.

•
In December 2011, under a previous financing commitment from Apollo, Momentive Holdings issued preferred units and warrants to purchase common units of Momentive Holdings to affiliates of Apollo for a purchase price of $205, which was contributed to the Company and benefited the Company's unrestricted cash position on a net basis by approximately $90 as of December 31, 2011.

•
During the year ended December 31, 2011, we realized approximately $29 in cost savings as a result of the Shared Services Agreement. As of December 31, 2011, we have approximately $27 of in-process cost savings and synergies that we expect to achieve over the next 15 to 18 months in connection with the Shared Services Agreement and recently completed divestitures.

•
In response to softening demand in certain of our businesses in the second half of 2011 and continued efforts to optimize our manufacturing footprint, we recently announced the closure of four facilities in our Forest Products Resins segment and two facilities in our Epoxy, Phenolic and Coating Resins segment.

•	At the same time, we strategically focused on expanding in markets in which we expect opportunities for growth:
Recently completed expansion efforts include:

•
Construction of a new manufacturing facility in Batesville, Arkansas and a new production line at our Brady, Texas facility within our oil field business, both of which began operations in the third quarter of 2011. This new production capacity provides resin coated proppants to fracturing service companies and operators in the oil and gas industry.

•
Construction of a versatics manufacturing line in Korea, which began operations in the second quarter of 2011. The new manufacturing line produces Cardura® monomers, a versatic acid derivative, used as a key raw material in environmentally advanced paints and coatings.

Future growth initiatives include:

•
A joint venture to construct a versatics manufacturing facility in China, which will produce VeoVa® monomers, a versatic acid derivative, used as a key raw material in environmentally advanced paints and coatings. The facility is expected to be fully operational in the first half of 2012.

•
A joint venture to construct a phenolic specialty resins manufacturing facility in China, which is expected to be operational by early 2013. The new facility will produce a full range of specialty novolac and resole phenolic resins used in a diverse range of applications, including refractories, friction and abrasives to support the growing auto and consumer markets in China.

2012 Outlook
Our business is impacted by general economic and industrial conditions, including housing starts, automotive builds, oil and natural gas drilling activity and general industrial production. Our business has both geographic and end market diversity which often reduces the impact of any one of these factors on our overall performance.

Due to recent worldwide economic developments, the short-term outlook for 2012 for our business is difficult to predict. In the third and fourth quarters of 2011, we experienced sequential quarter volume decreases across many of our businesses as a result of recent macroeconomic factors.
We expect the continued volatility in the global financial markets, the downgrade in the U.S. debt credit rating, the ongoing debt crisis in Europe, tightness in the Chinese credit markets, and the reduction of Chinese government subsidies and lack of consumer confidence will continue to lead to softness in demand for products within both of our reportable segments through at least the first half of 2012. Global economic softness has also led to caution from our customers, resulting in de-stocking of inventory beyond normal seasonal de-stocking, impacting several of our businesses, including those that serve the industrial, housing and construction end-use markets. If demand in these and other end markets continues to decline, this may also result in downward pressure on sales prices and profitability, and possibly lead to increased competitive pressures which could have negative impacts on each of our reportable segments. We expect a degree of continued softness in some of our businesses into the first half of 2012 due to the continued effects of the the macroeconomic factors cited above. However, we are hopeful that volumes in many of these businesses will recover within the second half of 2012.
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

More specifically, we expect volumes within our oil field business to be volatile during 2012 due to continuing pricing pressures in this business as a result of increased competition and the continued decline in natural gas prices. We anticipate growth in volumes in our North American formaldehyde business due to increased demand for certain of our specialty products within this business, as well as our Latin America forest products business due to continued growth in construction and industrial production activities within this region. However, we anticipate the number of U.S. housing starts to remain relatively flat in 2012 as compared to 2011, which will result in flat volumes in our North American forest products resins business, as compared to 2011. We anticipate moderate general economic growth in the North American automobile and industrial markets to positively impact our Epoxy, Phenolic and Coating Resins segment in 2012. However, we expect the European automobile and construction industries to remain slow due to the continuing economic concerns in this region.
In response to the uncertain economic outlook, we are reviewing our plans to aggressively accelerate savings from the Shared Services Agreement with MPM in order to capture these cost savings as quickly as possible, while also reviewing our cost structure and manufacturing footprint across all businesses. We are currently planning additional restructuring programs that should be more finalized in the first quarter of 2012. Plans are still being finalized for these actions at this time. These actions could lead to more significant restructuring, exit and disposal costs and asset impairments incurred by the Company in 2012.
We remain optimistic about our position in the global markets when they do recover to more stable conditions due to our leading technologies and innovation capabilities, strong positions in high-growth end markets and regions and partnerships with a growth-oriented, blue-chip customer base.
We expect long-term raw material cost volatility to continue because of price movements of key feedstocks. To help mitigate raw material volatility, we have purchase and sale contracts and commercial arrangements with many of our vendors and customers that contain periodic price adjustment mechanisms. Due to differences in the timing of pricing mechanism trigger points between our sales and purchase contracts, there is often a lead-lag impact during which margins are negatively impacted in the short term when raw material prices increase and are positively impacted in the short term when raw material prices fall. We continue to implement pricing actions to compensate for the increase in raw materials expected during 2012, which should benefit our operating cash flows in 2012.
Matters Impacting Comparability of Results
Our Consolidated Financial Statements include the accounts of the Company, its majority-owned subsidiaries in which minority shareholders hold no substantive participating rights and variable interest entities in which we have a controlling financial interest. Intercompany accounts and transactions are eliminated in consolidation.
Raw materials comprised approximately 73% of our cost of sales in 2011. The three largest raw materials used in our production processes are phenol, methanol and urea. These materials represented 48% of our total raw material costs in 2011. Fluctuations in energy costs, such as volatility in the price of crude oil and related petrochemical products, as well as the cost of natural gas have caused increased utility costs and volatility in our raw material costs. In 2011, the average prices of phenol, methanol and urea increased by approximately 13%, 20% and 41%, respectively, as compared to 2010. In 2010, the average prices of phenol, methanol and urea increased by approximately 26%, 47% and 16%, respectively, as compared to 2009. Passing through raw material price changes can result in significant variances in sales comparisons from year to year.

Results of Operations
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in millions)

	2011	2010	2009
Net sales	$5,207	$4,597	$3,549
Cost of sales	4,473	3,866	3,077
Gross profit	734	731	472
Gross profit as a percentage of net sales	14%	16%	13%
Selling, general and administrative expense	335	332	305
Terminated merger and settlement income, net	—	(171)	(62)
Asset impairments	32	—	49
Business realignment costs	15	20	37
Other operating (income) expense, net	(16)	4	7
Operating income	368	546	136
Operating income as a percentage of net sales	7%	12%	4%
Interest expense, net	262	276	223
Loss (gain) on extinguishment of debt	—	30	(224)
Other non-operating expense (income), net	3	(4)	—
Total non-operating expense (income)	265	302	(1)
Income before income tax and earnings from unconsolidated entities	103	244	137
Income tax expense (benefit)	3	35	(8)
Income before earnings from unconsolidated entities	100	209	145
Earnings from unconsolidated entities, net of taxes	16	8	2
Income from continuing operations	116	217	147
Net income (loss) from discontinued operations, net of taxes	2	(3)	(30)
Net income	118	214	117
Net income attributable to noncontrolling interest	—	—	(3)
Net income attributable to Momentive Specialty Chemicals Inc.	$118	$214	$114
Net Sales
In 2011, net sales increased by $610, or 13%, compared with 2010. Volume decreases across substantially all of our product lines negatively impacted sales by $57. These decreases were primarily a result of tightness in the Chinese credit markets and the reduction of Chinese government subsidies, as well as the effects of declining regional production in our European forest products business and intense competition. These decreases were partially offset by volume increases in our oil field business, primarily due to an increase in oil and natural gas horizontal drilling activity and short-term capacity shortages in the market for base epoxies. The pass through of raw material driven price increases across virtually all product lines positively impacted sales by $486. In addition, foreign currency translation positively impacted sales by $181, primarily as a result of the weakening of the U.S. dollar against the euro, Brazilian real and Canadian dollar compared to 2010.
In 2010, net sales increased by $1,048, or 30%, compared with 2009. Volume increases across substantially all of our product lines positively impacted sales by $594. These increases were primarily a result of the modest increases in U.S. housing starts and automotive builds, increased demand in the wind energy and alternative energy markets and increases in oil and natural gas drilling activity. The pass through of raw material driven price increases primarily in our forest products resins business, phenolic specialty resins, and dispersions product lines, as well as short-term capacity shortages in the market for base epoxies and monomers, positively impacted sales by $462. In addition, foreign currency translation negatively impacted sales by $8 primarily as a result of the strengthening of the U.S. dollar against the euro, compared to 2009.
Gross Profit
In 2011, gross profit remained virtually flat as compared with 2010. As a percentage of sales, gross profit decreased 2% as a result of raw material price driven sales price increases that did not fully offset the impact of slightly decreasing volumes, resulting in decreases in our gross margins relative to net sales.
In 2010, gross profit increased by $259, compared with 2009 primarily as a result of the increase in sales. As a percentage of sales, gross profit increased 3% as a result of the positive impact of pricing initiatives, favorable product mix, the positive impact of productivity project initiatives and the impact of increased product volumes that outpaced the increase in fixed processing costs.

Operating Income
In 2011, operating income decreased by $178, compared with 2010. The primary driver of the decrease was the absence of $171 of Terminated merger and settlement income, net, recognized in 2010 as a result of the push-down income recorded by the Company in 2010 related to insurance recoveries associated with previous legal settlements. Business realignment costs decreased by $5 due to the reduction in productivity program costs in 2011, but was offset by an increase in Selling, general and administrative expense of $3 due primarily to higher integration costs as a result of the Momentive Combination. As a percentage of sales, Selling, general and administrative expense decreased due to the positive impacts of savings realized from the Momentive Combination. In addition, in 2011, we recorded Asset impairments of $32, as a result of the loss of a customer that went out of business, continued competitive pressures and the likelihood that certain assets would be sold before the end of their estimated useful lives. These decreases were partially offset by a $21 gain recognized on the termination of an operator agreement with a customer as well as the slight increase in gross profit discussed above.
In 2010, operating income increased by $410, compared with 2009. The primary drivers of the increase were the increase in gross profit, as discussed above, and an increase in Terminated merger and settlement income, net.
We recognized Terminated merger and settlement income, net of $171 in 2010, which was primarily related to the non-cash pushdown of $163 of insurance recoveries by our owner related to the $200 settlement payment made by our owner that was previously treated as a pushdown of owner expense in the fourth quarter of 2008. Furthermore, Business realignment costs decreased $17 due to the reduction in productivity program costs in 2010, but was offset by an increase in Selling, general and administrative expense of $26 due primarily to higher compensation costs. As a percentage of sales, Selling, general and administrative expense decreased due to the positive impacts of productivity initiatives. In addition, 2009 was impacted by Asset impairments of $49, which did not occur in 2010.
Non-Operating Expense (Income)
In 2011, total non-operating expense decreased by $37 due primarily to the $30 loss recognized on the extinguishment of debt securities related to the refinancing transactions in 2010 that did not recur in 2011. Other non-operating expense, net, increased by $7 due to higher foreign exchange transaction losses in 2011, compared to 2010. Interest expense, net, decreased by $14 as a result of lower interest rates in 2011 on certain of our variable rate debt due to the maturity of our January 2007 interest rate swap.
In 2010, total non-operating income decreased by $303 due primarily to the gain of $224 recognized on the extinguishment of debt securities in 2009 that did not recur in 2010. In addition, a loss on extinguishment of debt of $30 was recognized in 2010 as a result of the refinancing transactions in November 2010. Other non-operating income, net increased by $4, due to higher foreign exchange transaction gains in 2010, compared to 2009. Interest expense, net, increased by $53 as a result of refinancing transactions in January 2010 and higher interest rates in 2010.
Income Tax Expense (Benefit)
In 2011, income tax expense decreased by $32, compared with 2010. This change is primarily due to a significant decrease in pre-tax income in certain foreign jurisdictions. The tax expense on the profits in the United States has been offset by a release of valuation allowance on our deferred tax assets expected to be utilized.
In 2010, income tax benefit decreased by $43 to an expense of $35, compared with 2009. This change was primarily due to an increase in pre-tax income in certain foreign jurisdictions. The tax expense on the profits in the United States was offset by a release of valuation allowance on our deferred tax assets expected to be utilized.

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

	Year Ended December 31,
	2011	2010	2009
Net Sales to Unaffiliated Customers(1)(2):
Epoxy, Phenolic and Coating Resins	$3,424	$2,990	$2,351
Forest Products Resins	1,783	1,607	1,198
	$5,207	$4,597	$3,549
Segment EBITDA(2):
Epoxy, Phenolic and Coating Resins	$506	$491	$307
Forest Products Resins	180	177	110
Corporate and Other	(51)	(61)	(50)

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.

(2)	Certain of the Company’s product lines have been realigned, resulting in reclassifications between segments. Prior period balances have been reclassified to conform to current presentations.

 2011 vs. 2010 Segment Results
The table below provides additional detail of the percentage change in sales by segment from 2010 to 2011.

	Volume	Price/Mix	Currency Translation	Total
Epoxy, Phenolic and Coating Resins	(1)%	12%	4%	15%
Forest Products Resins	(2)%	9%	4%	11%
Epoxy, Phenolic and Coating Resins
Net sales in 2011 increased by $434, or 15%, when compared to 2010. Volume decreases negatively impacted sales by $25. Volumes decreased in virtually all businesses with the exception of our oil field and phenolic specialty businesses. The volume decreases were primarily driven by our epoxy specialty business in Asia due to tightness in the Chinese credit markets and the reduction of Chinese government subsidies. Volume increases in our oil field business were primarily due to an increase in oil and natural gas horizontal drilling activity. Volume increases in our phenolic specialty resins businesses were attributable to modest improvement within certain industrial markets served by this business. The pass through of higher raw material costs in most businesses, the favorable product mix in our phenolics business and short-term capacity shortages in the market for base epoxies resulted in positive pricing impacts of $336. In addition, foreign currency translation positively impacted net sales by $123 due to the weakening of the U.S. dollar against the euro in 2011, compared to 2010.
Segment EBITDA in 2011 increased by $15 to $506, compared to 2010. Segment EBITDA increased primarily due to the pricing increases and growth in demand in certain businesses as discussed above, coupled with the impact of productivity-driven cost initiatives. These increases were partially offset by the impact of additional capacity that was idled near the end of 2011, as compared to the end of 2010.
Forest Products Resins
Net sales in 2011 increased by $176, or 11%, when compared to 2010. Volume decreases negatively impacted sales by $32. These decreases were primarily driven by our European forest products business due to declining regional production and intense competition. This decrease was partially offset by an increase in volumes in our North American formaldehyde business due to improving industrial and consumer markets after the global economic downturn which began in late 2008 and continued into 2010. Higher raw material prices passed through to customers in most regions, combined with positive product mix within our North American formaldehyde business, led to a sales increase of $150. In addition, we experienced favorable foreign currency translation of $58 due to the weakening of the U.S. dollar against the Brazilian real, euro and Canadian dollar in 2011, compared to 2010.
Segment EBITDA in 2011 increased by $3 to $180, compared to 2010. The increase was primarily attributable to the positive impact of foreign currency translation, which more than offset the decrease in volumes, as discussed above.
Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions, unallocated foreign exchange gains and losses and legacy company costs not allocated to continuing segments. Corporate and Other charges decreased by $10 to $51, compared to 2010, primarily due to lower incentive compensation costs and the impact of costs savings associated with the Shared Services Agreement. These decreases were partially offset by the impact of lower foreign exchange gains in 2011, compared to 2010.
2010 vs. 2009 Segment Results
The table below provides additional detail of the percentage change in sales by segment from 2009 to 2010.

	Volume	Price/Mix	Currency Translation	Total
Epoxy, Phenolic and Coating Resins	15%	14%	(2)%	27%
Forest Products Resins	18%	12%	4%	34%
Epoxy, Phenolic and Coating Resins
Net sales in 2010 increased by $639, or 27%, when compared to 2009. Volume increases positively impacted sales by $376 as the global economy stabilized. Volumes increased in virtually all businesses, but most significantly in our oil field, versatics, epoxy specialty and base epoxy businesses. The volume increases in our base epoxy business were attributable to the stabilization of the automotive and durable goods markets relative to the low point of the economic downturn, which began in late 2008 and continued into 2009, and were also impacted by short-term capacity constraints. The pass through of higher raw material costs in most businesses, the favorable product mix in our phenolics business and short-term capacity shortages in the market for base epoxies resulted in positive pricing impacts of $321. However, sales were negatively impacted by competitive pricing pressures in our oil field and epoxy specialty businesses. Foreign currency translation had a negative impact of $58, primarily due to the strengthening of the U.S. dollar against the euro in 2010, compared to 2009.

Segment EBITDA in 2010 increased by $184 to $491, compared to 2009. Segment EBITDA increased primarily due to the increased growth in demand discussed above due to a modest economic recovery and due to short term capacity constraints in certain markets. The remaining overall increase was primarily attributable to the accelerated recognition of unabsorbed processing costs that occurred in 2009 compared to 2010 and the favorable impact of productivity driven cost savings. This increase was partially offset by additional maintenance and turnaround costs in 2010, compared to 2009.
Forest Products Resins
Net sales in 2010 increased by $409, or 34%, when compared to 2009. Higher volumes positively impacted sales by $218, with increases across all businesses and regions. The strongest increase in volumes were in our Latin American markets, where we served the growing southern Brazil markets through the opening of our Montenegro plant in 2010, and our North American formaldehyde business, due to modest market recoveries in the demand for durable goods. In addition, we experienced strong volume increases in our North American forest products resins business, primarily driven by the restocking of inventory by our customers, compared to the de-stocking of inventory that occurred in 2009, coupled with the modest increase in U.S. housing starts and household remodeling in 2010 compared to 2009. Higher raw material prices passed through to customers in most regions, combined with positive product mix within our North American formaldehyde business, led to a sales increase of $141 due to pricing. Although raw material prices generally increased during 2010 and we passed through to customers as allowed under our contracts, the significant strengthening of the Brazilian real, Australian dollar and New Zealand dollar against the U.S. dollar resulted in lower raw material prices in these local currencies, which were passed through to customers in these regions. In addition, we experienced favorable foreign currency translation of $50 due to the weakening of the U.S. dollar against the Brazilian real, Australian dollar and Canadian dollar in 2010, compared to 2009.
Segment EBITDA in 2010 increased by $67 to $177, compared to 2009. The increase was primarily attributable to the impact of the volume increases discussed above and recent product development initiatives, as well as the favorable impact of productivity driven cost savings.
Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions, unallocated foreign exchange gains and losses and legacy company costs not allocated to continuing segments. Corporate and Other charges increased by $11 to $61, compared to 2009, primarily due to increased compensation costs. These increases were partially offset by higher unallocated foreign currency transaction gains and the impact of productivity-driven cost savings.
Reconciliation of Segment EBITDA to Net Income

	Year Ended December 31,
	2011	2010	2009
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$506	$491	$307
Forest Products Resins	180	177	110
Corporate and Other	(51)	(61)	(50)

Reconciliation:
Items not included in Segment EBITDA
Terminated merger and settlement income, net	—	171	62
Asset impairments and other non-cash charges	(41)	(8)	(43)
Business realignment costs	(15)	(20)	(37)
Integration costs	(19)	—	—
Net income (loss) from discontinued operations	2	(3)	(30)
Other	(12)	(28)	(47)
Total adjustments	(85)	112	(95)
(Loss) gain on extinguishment of debt	—	(30)	224
Interest expense, net	(262)	(276)	(223)
Income tax (expense) benefit	(3)	(35)	8
Depreciation and amortization	(167)	(164)	(167)
Net income attributable to Momentive Specialty Chemicals Inc.	118	214	114
Net income attributable to noncontrolling interest	—	—	3
Net income	$118	$214	$117

Items not included in Segment EBITDA
Non-cash charges primarily represent asset impairments, stock-based compensation expense, accelerated depreciation on closing facilities and unrealized derivative and foreign exchange gains and losses. Net loss from discontinued operations represents the results of the IAR and CCR businesses.
In 2010, Terminated merger and settlement income, net, primarily includes the pushdown of Apollo’s 2010 recoveries of $163 in insurance proceeds in 2010 related to the $200 settlement payment made by Apollo that was treated as a pushdown of shareholder expense in 2008 and $8 in insurance settlements related to litigation arising from the terminated Huntsman merger. In 2009, Terminated merger and settlement expense, net, includes the pushdown of Apollo’s recovery of $37 in insurance proceeds in 2009 related to the $200 settlement payment made by Apollo, as well as discounts on certain of the Company’s merger related service provider liabilities. This income was partially offset by legal and consulting costs and legal contingency accruals related to litigation arising from the terminated Huntsman merger.
Not included in Segment EBITDA are certain non-cash and certain non-recurring income or expenses. For 2011, these items consisted of business optimization expenses, integration costs related to the Momentive Combination, retention program costs, business realignment costs primarily related to expenses from the Company’s productivity program, realized foreign exchange gains and losses and a gain recognized on the termination of an operator agreement with a customer. For 2010, these items consisted of business realignment costs primarily related to expenses from the Company’s productivity program, realized foreign exchange gains and losses and retention program costs. For 2009, these items consisted of business realignment costs primarily related to expense from the Company’s productivity program, asset impairments, retention program costs and realized foreign exchange gains and losses.
Liquidity and Capital Resources
Sources and Uses of Cash
We are a highly leveraged company. Our primary sources of liquidity are cash flows generated from operations and availability under our senior secured credit facilities. Our primary liquidity requirements are interest, working capital and capital expenditures.

At December 31, 2011, we had $3,537 of unaffiliated debt, including $117 of short-term debt and capital lease maturities (of which $19 is U.S. short-term debt and capital lease maturities). In addition, at December 31, 2011, we had $710 in liquidity consisting of the following:

•	$428 of unrestricted cash and cash equivalents;

•	$200 of borrowings available under our senior secured revolving credit facilities;

•	$66 of borrowings available under credit facilities at certain international subsidiaries with various expiration dates in 2012 and 2013; and

•	$16 of outstanding proceeds from the Preferred Equity Issuance (See Preferred Equity Commitment and Issuance below).

We do not believe there is any risk to funding our liquidity requirements in any particular jurisdiction.
Our net working capital (defined as accounts receivable and inventories less accounts and drafts payable) at December 31, 2011 and 2010 was $556 and $488, respectively. A summary of the components of our net working capital as of December 31, 2011 and 2010 is as follows:

	December 31, 2011	% of Net Sales	December 31, 2010	% of Net Sales
Accounts receivable	$592	11.0%	$527	11.4%
Inventories	357	6.9%	375	8.2%
Accounts and drafts payable	(393)	(7.5)%	(414)	(9.0)%
Net working capital	$556	10.4%	$488	10.6%
The increase in net working capital of $68 from December 31, 2010 was a result of a decrease in the amounts of receivables sold at the end of 2011 as compared to the end of 2010, as the strategic decrease in inventories to match current market demand was largely offset by the decrease in accounts and drafts payable. However, as a percentage of sales, net working capital remained relatively flat. To minimize the impact of net working capital on cash flows, we continue to review inventory safety stock levels where possible. We also continue to focus on receivable collections by offering incentives to customers to encourage early payment, or accelerate receipts through the sale of receivables. We have also negotiated with vendors to contractually extend payment terms whenever possible. In the year ended December 31, 2011, we entered into accounts receivable sale agreements to sell a portion of our trade accounts receivable. As of December 31, 2011, through these agreements, we effectively accelerated the timing of cash receipts by $30. We may continue to accelerate cash receipts under these agreements, as appropriate, in order to offset these pressures.
We regularly borrow from the revolving credit facility under our senior secured credit facilities to support our short-term liquidity requirements, particularly when net working capital requirements increase in response to seasonality of our volumes in the summer months. At December 31, 2011 there were no outstanding borrowings under the revolving facility.

Preferred Equity Commitment and Issuance
In 2008, certain affiliates of Apollo entered into a commitment with the Company and MSC Holdings pursuant to which they committed to purchase $200 in preferred units and warrants to purchase 28,785,935 common units of MSC Holdings by December 31, 2011. On October 1, 2010, at the time of the closing of the Momentive Combination, Apollo's commitment to purchase $200 in preferred units and warrants to purchase common units of of MSC Holdings was amended to become a commitment to purchase preferred units and warrants to purchase common units of Momentive Holdings. Momentive Holdings agreed to contribute any proceeds from the issuance of preferred or common units under this agreement as a capital contribution to MSC Holdings, and MSC Holdings agreed to contribute such amounts as a capital contribution to the Company.
Prior to the purchase of all the preferred shares and warrants, certain affiliates of Apollo committed to provide liquidity facilities to MSC Holdings or the Company on an interim basis. In connection therewith, in 2009, certain affiliates of Apollo extended a $100 term loan to the Company and an affiliate of the Company (the “Term Loan”).
On December 29, 2011, the Company repaid the Term Loan. In conjunction with the Term Loan repayment, Momentive Holdings issued 28,785,935 preferred units and 28,785,935 warrants to purchase common units of Momentive Holdings to affiliates of Apollo for a purchase price of $205 (the “Preferred Equity Issuance”). Momentive Holdings contributed $189 of the proceeds from the Preferred Equity Issuance to MSC Holdings and MSC Holdings contributed the amount to the Company. The remaining $16 was held in a reserve account at December 31, 2011 by Momentive Holdings to redeem any additional preferred units from Apollo equal to the aggregate number of preferred units and warrants subscribed for by all other members of Momentive Holdings.
As a result of the Preferred Equity Issuance, the Company's unrestricted cash position benefited on a net basis by approximately $100 following the contribution of the remaining $16 to the Company in January 2012.
2011 Divestitures
We used the proceeds received from the IAR Divestiture and CCR Divestiture to further strengthen our liquidity in 2011. We used the proceeds to help fund the investment in net working capital experienced in the first half of 2011, to fund our capital spending plan for 2011 and to pay-down debt.
2012 Outlook
In 2012, we expect an increased investment in net working capital as a result of modest volume increases and raw material inflation as compared to 2011. However, given our strong liquidity at the outset of 2012 and increased cash position as a result of the Preferred Equity Issuance, we feel that we are favorably positioned to maintain adequate liquidity throughout 2012 and the foreseeable future to fund our ongoing operations, cash debt service obligations and any additional investment in net working capital.
Two of our wholly-owned international subsidiaries expect to not be in compliance with a financial covenant under their respective loan agreements when they deliver their audited financial statements for the year ended December 31, 2011 in the second quarter of 2012. We are currently pursuing covenant waivers from the respective lenders. As waivers have not been obtained at this time, we have classified outstanding debt of approximately $31 as Debt payable within one year in the Consolidated Balance Sheets. If waivers are not obtained, we have sufficient cash to repay such debt. Non-compliance with these covenants would not result in a cross-default under our amended senior secured credit facilities or the indentures that govern our notes.
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
Debt Repurchases and Other Transactions
From time to time, depending upon market, pricing and other conditions, as well as our cash balances and liquidity, we or our affiliates, including Apollo, may seek to acquire notes or other indebtedness of the Company through open market purchases, privately negotiated transactions, tender offers, redemption or otherwise, upon such terms and at such prices as we or our affiliates may determine (or as may be provided for in the indentures governing the notes), for cash or other consideration. In addition, we have considered and will continue to evaluate potential transactions to reduce net debt, such as debt for debt exchanges or other transactions. There can be no assurance as to which, if any, of these alternatives or combinations thereof we or our affiliates may choose to pursue in the future, as the pursuit of any alternative will depend upon numerous factors such as market conditions, our financial performance and the limitations applicable to such transactions under our financing documents.

Following are highlights from our Consolidated Statements of Cash Flows for the years ended December 31:

	2011	2010	2009
Sources (uses) of cash:
Operating activities	$151	$45	$355
Investing activities	45	(99)	(132)
Financing activities	57	97	(222)
Effect of exchange rates on cash flow	(5)	2	13
Net change in cash and cash equivalents	$248	$45	$14
Operating Activities
In 2011, operations provided $151 of cash. Net income of $118 included $173 of net non-cash and non-operating expense items, of which $168 was for depreciation and amortization and $35 was for non-cash impairments and accelerated depreciation. Working capital (defined as accounts receivable and inventories less accounts and drafts payable) used $47 due primarily to increased accounts receivable, which was due to increased sales pricing driven by raw material price increases, as well as a decrease in the amounts of receivables sold at the end of 2011 compared to the end of 2010. Changes in other assets and liabilities and taxes payable used $93 due to the payout of prior year incentive compensation programs and due to the timing of when items were expensed versus paid, which primarily included interest expense and pension plan contributions.
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

Investing Activities
In 2011, investing activities provided $45 of cash. We generated cash of $173 from the IAR Divestiture and CCR Divestiture and spent $140 for capital expenditures (including capitalized interest), which primarily related to plant expansions and improvements. We also received dividends of $8, net of funds remitted associated with certain joint ventures, and generated $3 in proceeds from the sale of other long-lived assets.
In 2010, investing activities used $99 of cash. We spent $120 for capital expenditures (including capitalized interest). Of the $120 in capital expenditures, approximately $19 relates to our productivity savings initiatives while the remaining amount relates primarily to plant expansions and improvements. We generated cash of $4 from the sale of marketable securities and generated $14 from the sale of assets. In addition, we had a decrease in cash of $4 related to the deconsolidation of HAI as a result of the adoption of ASU 2009-17.
In 2009, investing activities used $132 of cash. We spent $136 for capital expenditures (including capitalized interest). Of the $136 in capital expenditures, approximately $26 relates to our productivity savings initiatives while the remaining amount relates to maintenance and environmental related capital expenditures and plant expansions and improvements, including our new formaldehyde and forest products plant in Brazil.
Financing Activities
In 2011, financing activities provided $57 of cash. We received a capital contribution of $189 from our parent as a result of the Preferred Equity Issuance. Net long-term debt repayments and credit facility fees were $144, and net short-term debt borrowings were $14. We also paid a distribution of $2 to our parent to fund expenses of Momentive Holdings.
In 2010, financing activities provided $97 of cash. Net long-term debt borrowings of $179 primarily consisted of the $993 in proceeds offset by the pay-down of $800 of our U.S. term loans under our senior secured credit facilities as part of the refinancing transactions in January 2010, as well as the pay-down of our revolving line of credit. $72 was used to pay for financing fees related to the refinancing transactions in January and November of 2010 and the extension of the revolving line of credit facility.
In 2009, financing activities used $222 of cash. Net long-term debt repayments primarily consisted of the $144 pay-down on our senior revolving credit facility and $72 to purchase back debt on the open market. Net short-term debt repayments were $10 and affiliated debt borrowings were $104. We used $24 to purchase $180 in face value of outstanding debt of our parent. We paid $10 to fund dividends that were declared on common stock in prior years. The deconsolidation of a variable interest entity that purchased a portion of our trade accounts receivable in 2008 resulted in a financing outflow of $24.

Outstanding Debt
Following is a summary of our cash and cash equivalents and outstanding debt at December 31, 2011 and 2010:

	2011	2010
Cash and cash equivalents	$431	$186
Short-term investments	$7	$6

Non-affiliated debt:
Senior Secured Credit Facilities:
Floating rate term loans due 2013	$454	$463
Floating rate term loans due 2015	925	942
Senior Secured Notes:
8.875% senior secured notes due 2018 (net of original issue discount of $6)	994	994
Floating rate second-priority senior secured notes due 2014	120	120
9.00% Second-priority senior secured notes due 2020	574	574
Debentures:
9.2% debentures due 2021	74	74
7.875% debentures due 2023	189	189
8.375% sinking fund debentures due 2016	62	62
Other Borrowings:
Australia Term Loan Facility due 2014	41	48
Brazilian bank loans	65	70
Capital Leases	12	10
Other	27	24
Total non-affiliated debt	3,537	3,570
Affiliated debt:
Affiliated borrowings due on demand	2	2
Affiliated term loan due 2011	—	100
Total affiliated debt	2	102
Total debt	$3,539	$3,672
Financial Instruments
Our various interest rate swap agreements are designed to offset cash flow variability from interest rate fluctuations on our variable rate debt. The notional amounts of the swaps change based on the expected payments on our term loans. As a result of the interest rate swaps, we pay a weighted average fixed rate equal to approximately 4.8% per year and receive a variable rate based on the terms of the underlying debt. See Item 7A – Quantitative and Qualitative Disclosures About Market Risk and Note 8 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for information on our financial instruments. Our most significant financial instruments measured at fair value on a recurring basis are our interest rate swaps, which are measured at fair value using significant observable inputs deemed to be Level 2 inputs.
The fair values of these instruments were determined based on an over-the-counter retail market based pricing model adjusted for nonperformance risk. These financial instruments are in liability positions at December 31, 2011, requiring us to incorporate our credit risk as a component of fair value. We calculated our credit risk adjustment by applying an imputed credit spread, based on the over-the-counter retail market price of our senior secured credit facility floating rate term loans at December 31, 2011, to the future cash flows of the financial instruments. This did not result in a material reduction in our financial instrument liabilities. A change in the interest rates used in the interest rate yield curve to determine fair value of our financial instruments of 1% would result in an approximate $4 change in fair value.
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
As of December 31, 2011, we were in compliance with all financial covenants that govern our senior secured credit facilities, including our senior secured debt to Adjusted EBITDA ratio.
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
Based on our projections of 2012 operating results, we expect to be in compliance with all of the financial covenants and tests that are contained in the indentures that govern our notes and our senior secured credit facilities throughout 2012.
Reconciliation of Last Twelve Month Net Income to Adjusted EBITDA
The following table reconciles Net income to EBITDA and Adjusted EBITDA, as calculated under certain of the Company's indentures, for the period presented:

Year Ended December 31, 2011
Net income	$118
Income taxes	3
Interest expense, net	262
Depreciation and amortization	167
EBITDA	550
Adjustments to EBITDA:
Asset impairments and other non-cash charges(1)	41
Net income from discontinued operations(2)	(2)
Business realignments(3)	15
Integration costs(4)	19
Other(5)	26
Cost reduction programs savings(6)	9
Savings from shared services agreement(7)	27
Adjusted EBITDA	$685
Fixed Charges(8)	$242
Ratio of Adjusted EBITDA to Fixed Charges(9)	2.83

(1)	Represents asset impairments, stock-based compensation and unrealized foreign exchange and derivative activity.

(2)	Represents the results of the IAR and CCR businesses.

(3)	Represents plant rationalization and headcount reduction expenses related to productivity programs and other costs associated with business realignments.

(4)	Represents integration costs associated with the Momentive Combination.

(5)
Primarily includes pension expense related to formerly owned businesses, business optimization expenses, management fees, retention program costs and certain intercompany or non-operational realized foreign currency activity.

(6)	Represents pro forma impact of in-process cost reduction programs.

(7)	Represents pro forma impact of expected savings from the shared services agreement with MPM in conjunction with the Momentive Combination.

(8)	Reflects pro forma interest expense based on interest rates at January 27, 2012.

(9)
The Company's ability to incur additional indebtedness is restricted under indentures governing certain notes, unless the Company has an Adjusted EBITDA to Fixed Charges ratio 2.0 to 1.0. As of December 31, 2011, the Company was able to satisfy this test.

Contractual Obligations
The following table presents our contractual cash obligations at December 31, 2011. Our contractual cash obligations consist of legal commitments at December 31, 2011 that require us to make fixed or determinable cash payments, regardless of the contractual requirements of the specific vendor to provide us with future goods or services. This table does not include information about most of our recurring purchases of materials used in our production; our raw material purchase contracts do not meet this definition since they generally do not require fixed or minimum quantities. Contracts with cancellation clauses are not included, unless a cancellation would result in a major disruption to our business. For example, we have contracts for information technology support that are cancelable, but this support is essential to the operation of our business and administrative functions; therefore, amounts payable under these contracts are included. These contractual obligations are grouped in the same manner as they are classified in the Consolidated Statements of Cash Flows in order to provide a better understanding of the nature of the obligations.

	Payments Due By Year
Contractual Obligations	2012	2013	2014	2015	2016	2017 and beyond	Total
Operating activities:
Purchase obligations(a)	$415	$280	$102	$43	$31	$110	$981
Interest on fixed rate debt obligations(b)	185	169	167	165	164	418	1,268
Interest on variable rate debt obligations(c)	52	50	44	13	—	—	159
Operating lease obligations	28	22	18	14	11	22	115
Funding of pension and other postretirement obligations(d)	42	42	44	41	38	—	207
Financing activities:
Non-affiliated long-term debt, including current maturities	116	470	188	900	20	1,837	3,531
Capital lease obligations	1	1	1	1	1	7	12
Total	$839	$1,034	$564	$1,177	$265	$2,394	$6,273

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

(b)	Includes variable rate debt subject to interest rate swap agreements.

(c)	Based on applicable interest rates in effect at December 31, 2011.

(d)
Pension and other postretirement contributions have been included in the above table for the next five years. These amounts include estimated benefit payments to be made for unfunded foreign defined benefit pension plans as well as estimated contributions to our funded defined benefit plans. The assumptions used by our actuaries in calculating these projections includes a weighted average annual return on pension assets of approximately 7% for the years 2012 – 2016 and the continuation of current law and plan provisions. These estimated payments may vary based on the actual return on our plan assets or changes in current law or plan provisions. See Note 12 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for more information on our pension and postretirement obligations.

The table above excludes payments for income taxes and environmental obligations since, at this time, we cannot determine either the timing or the amounts of all payments beyond 2012. At December 31, 2011, we recorded unrecognized tax benefits and related interest and penalties of $107. We estimate that we will pay approximately $25 in 2012 for local, state and international income taxes. We expect non-capital environmental expenditures for 2012 through 2016 totaling $15. See Notes 11 and 15 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on 10-K for more information on these obligations.
Capital Expenditures
We plan to spend between $145 and $155 on capital expenditures in 2012, which will primarily be used for growth, maintenance and environmental projects. We determined this amount through our budgeting and planning process, and it is subject to change at the discretion of our board of directors. We considered future product demand, existing plant capacity and external customer trends with a focus on prioritizing certain growth projects. We plan to fund capital expenditures through cash from operations and, if necessary, through available lines of credit.
Off Balance Sheet Arrangements
We had no off-balance sheet arrangements as of December 31, 2011.
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

Our most critical accounting policies, which reflect significant management estimates and judgment to determine amounts in our audited Consolidated Financial Statements, are as follows:
Environmental Remediation and Restoration Liabilities
Accruals for environmental matters are recorded when we believe that it is probable that a liability has been incurred and we can reasonably estimate the amount of the liability. We have accrued approximately $32 and $33 at December 31, 2011 and 2010, respectively, for all probable environmental remediation and restoration liabilities, which is our best estimate of these liabilities. Based on currently available information and analysis, we believe that it is reasonably possible that the costs associated with these liabilities may fall within a range of $21 to $61. This estimate of the range of reasonably possible costs is less certain than the estimates that we make to determine our reserves. To establish the upper limit of this range, we used assumptions that are less favorable to MSC among the range of reasonably possible outcomes, but we did not assume that we would bear full responsibility for all sites to the exclusion of other potentially responsible parties.
Some of our facilities are subject to environmental indemnification agreements, where we are generally indemnified against damages from environmental conditions that occurred or existed before the closing date of our acquisition of the facility, subject to certain limitations.
Income Tax Assets and Liabilities and Related Valuation Allowances
At December 31, 2011 and 2010, we had valuation allowances of $432 and $479, respectively, against all of our net federal, state and some of our net foreign deferred income tax assets. The valuation allowances require an assessment of both negative and positive evidence, such as operating results during the most recent three-year period. This evidence is given more weight than our expectations of future profitability, which are inherently uncertain. Our losses in the United States and certain foreign operations in recent periods represented sufficient negative evidence to require a full valuation allowance against our net federal, state and certain foreign deferred income tax assets. We intend to maintain a valuation allowance against the net deferred income tax assets until sufficient positive evidence exists to support the realization of such assets.
While the Company continues to remain in full allowance against our deferred income tax assets in various taxing jurisdictions as of December 31, 2011, due to the current and continued growth of earnings in these jurisdictions, it is reasonably possible that the Company could release a portion of these valuation allowances to income over the next 12 months as a result of positive evidence supporting the realization of such assets.
The calculation of our income tax liabilities involves dealing with uncertainties in the application of complex domestic and foreign income tax regulations. Unrecognized tax benefits are generated when there are differences between tax positions taken in a tax return and amounts recognized in the Consolidated Financial Statements. Tax benefits are recognized in the Consolidated Financial Statements when it is more likely than not that a tax position will be sustained upon examination. Tax benefits are measured as the largest amount of benefit that is greater than 50% likely to be realized upon settlement. To the extent we prevail in matters for which liabilities have been established, or are required to pay amounts in excess of our liabilities, our effective income tax rate in a given period could be materially impacted. An unfavorable income tax settlement would require the use of cash and result in an increase in our effective income tax rate in the year it is resolved. A favorable income tax settlement would be recognized as a reduction in the effective income tax rate in the year of resolution. At December 31, 2011 and 2010, we recorded unrecognized tax benefits and related interest and penalties of $107 and $112, respectively.

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
The Company has elected to use the five-year smoothing method in the calculation of the market-related value of plan assets, which is used in the calculation of pension expense, as well as to establish the corridor used to determine amortization of unrecognized actuarial gains and losses. This method, which reduces the impact of market volatility on pension expense can result in significant differences in pension expense versus calculating expense based on the fair value of plan assets at the beginning of the period. At December 31, 2011, the market-related value of the Company’s plan assets was $425 versus fair value of $431. Using the market-related value of assets to calculate 2012 pension expense will increase expense by less than $1.

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
The following table presents the sensitivity of our projected pension benefit obligation (“PBO”), accumulated benefit obligation (“ABO”), deficit (“Deficit”) and 2012 pension expense to the following changes in key assumptions:

	Increase / (Decrease) at			Increase / (Decrease)
	December 31, 2011
	PBO	ABO	Deficit	2012 Expense
Assumption:
Increase in discount rate of 0.5%	$(36)	$(34)	$30	$—
Decrease in discount rate of 0.5%	40	37	(33)	—
Increase in estimated return on assets of 1.0%	N/A	N/A	N/A	(4)
Decrease in estimated return on assets of 1.0%	N/A	N/A	N/A	4
Impairment of Long-Lived Assets, Goodwill and Other Intangible Assets
As events warrant, we evaluate the recoverability of long-lived assets, other than goodwill and other indefinite-lived intangibles, by assessing whether the carrying value can be recovered over their remaining useful lives through the expected future undiscounted operating cash flows of the underlying business. Impairment indicators include a significant decrease in the market price of a long-lived asset; a significant adverse change in the manner in which the asset is being used or in its physical condition; a significant adverse change in legal factors or the business climate that could affect the value of a long-lived asset; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset; current period operating or cash flow losses combined with a history of operating or cash flow losses associated with the use of the asset; or a current expectation that it is more likely than not that a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. As a result, future decisions to change our manufacturing process, exit certain businesses, reduce excess capacity, temporarily idle facilities and close facilities could result in material impairment charges. Long-lived assets are grouped together at the lowest level for which identified cash flows are largely independent of cash flows of other groups of long-lived assets. Any impairment loss that may be required is determined by comparing the carrying value of the assets to their estimated fair value. We do not have any indefinite-lived intangibles, other than goodwill.

We perform an annual assessment of qualitative factors to determine whether the existence of any events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than the carrying amount of the reporting unit’s net assets. If, after assessing all events and circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than the carrying amount of the reporting unit's net assets, we use a probability weighted market and income approach to estimate the fair value of the reporting unit. Our market approach is a comparable analysis technique commonly used in the investment banking and private equity industries based on the EBITDA multiple technique. Under this technique, estimated fair value is the result of a market based EBITDA multiple that is applied to an appropriate historical EBITDA amount, adjusted for the additional fair value that would be assigned by a market participant obtaining control over the reporting unit. Our income approach is a discounted cash flow model. Our reporting units include epoxy, phenolic specialty resins, oil field, coatings, versatics and forest products. Our reporting units are one level below our operating segments for which discrete financial information is available and reviewed by segment management. However, components of an operating segment can be aggregated as one reporting unit if the components have similar economic characteristics.

As of October 1, 2011, the fair value of each of our reporting units exceeded the carrying amount of assets and liabilities assigned to each unit. A 20% decrease in the EBITDA multiple or a 20% increase in the interest rate used to calculate the discounted cash flows would not result in any of our reporting units failing the first step of the goodwill impairment analysis.
Variable Interest Entities—Primary Beneficiary
We evaluate each of our variable interest entities on an on-going basis to determine whether we are the primary beneficiary. Management assesses, on an on-going basis, the nature of our relationship to the variable interest entity, including the amount of control that we exercise over the entity as well as the amount of risk that we bear and rewards we receive in regards to the entity, to determine if we are the primary beneficiary of that variable interest entity. Management judgment is required to assess whether these attributes are significant and whether the amount of control results in the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. We consolidate all variable interest entities for which we have concluded that we are the primary beneficiary.

Recently Issued Accounting Standards
Newly Adopted Accounting Standards
In September 2011, the FASB issued Accounting Standards Update No. 2011-08: Testing for Goodwill Impairment (“ASU 2011-08”). ASU 2011-08 amends current goodwill impairment testing guidance by providing entities with an option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 will be effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted. In the fourth quarter of 2011, the Company elected to early adopt ASU 2011-08 for its annual goodwill impairment test for the year ended December 31, 2011. The early adoption of ASU 2011-08 did not have a material impact on the Company’s Consolidated Financial Statements.
Newly Issued Accounting Standards
In June 2011, the FASB issued Accounting Standards Update No. 2011-05: Comprehensive Income (“ASU 2011-05”). ASU 2011-05 amends current presentation guidance by eliminating the option for an entity to present the components of comprehensive income as part of the statement of changes in stockholder’s equity and requires presentation of comprehensive income in a single continuous financial statement or in two separate but consecutive financial statements. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 will be effective for the Company on January 1, 2012. The Company is currently assessing the impact of ASU 2011-05 on the presentation of its Statement of Comprehensive Income within its Consolidated Financial Statements.
In December 2011, the FASB issued Accounting Standards Update No. 2011-12: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement, while still requiring entities to adopt the other requirements contained in ASU 2011-05. The Company is currently assessing the impact of ASU 2011-12 on the presentation of its Statement of Comprehensive Income within its Consolidated Financial Statements.

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
The following table summarizes our derivative financial instruments as of December 31, 2011 and 2010, which are recorded as Other current liabilities in the Consolidated Balance Sheets. Fair values are determined from quoted market prices or other observable data at these dates.

	2011				2010
Liability Derivatives	Average Days To Maturity	Average Contract Rate	Notional Amount	Fair Value Liability	Average Days to Maturity	Average Contract Rate	Notional Amount	Fair Value Liability
Derivatives designated as hedging instruments
Interest Rate Swaps
Interest swap – 2007	—	—	$—	$—	4	—	$375	$(5)
Interest swap – 2010	367	—	350	(2)	732	—	350	(2)
Total derivatives designated as hedging instruments				$(2)				$(7)

Derivatives not designated as hedging instruments
Foreign Exchange and Interest Rate Swaps
Cross-Currency and Interest Rate Swap	—	—	$—	$—	273	1.2038	$25	$(3)
Interest Rate Swap
Interest swap - Australia Multi-Currency Term	—	—	—	—	364	—	22	—
Australian dollar interest swap	1,070	—	6	—	—	—	—	—
Commodity Contracts
Electricity contracts	—	—	3	(1)	—	—	4	—
Natural gas futures	—	—	5	—	—	—	2	—
Total derivatives not designated as hedging instruments				$(1)				$(3)
Foreign Exchange Risk. Our international operations accounted for approximately 59% and 60% of our sales in 2011 and 2010, respectively. As a result, we have significant exposure to foreign exchange risk on transactions that can potentially be denominated in many foreign currencies. These transactions include foreign currency denominated imports and exports of raw materials and finished goods (both intercompany and third party) and loan repayments. The functional currency of our operating subsidiaries is the related local currency.
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
On September 30, 2008, we entered into an amended three-year cross-currency and interest rate swap agreement structured for a non-U.S. subsidiary’s U.S. dollar denominated floating rate term loan in order to offset the balance sheet and interest rate exposures and cash flow variability associated with the exchange rate fluctuations on the term loan. The swap agreement required the Company to sell euros in exchange for U.S. dollars at a rate of 1.2038. The Company also paid a variable rate equal to Euribor plus 390 basis points and received a variable rate equal to the U.S. dollar LIBOR plus 250 basis points. The amount the Company received under this agreement was approximately equal to the non-U.S. subsidiary’s interest rate on its term loan. This swap agreement had an initial notional amount of $25 that amortized quarterly on a straight line basis to $24, prior to maturing on September 30, 2011. The Company paid a weighted average interest rate of 5.0% and 4.6% and received a weighted average interest rate of 2.8% on these swap agreements during the years ended December 31, 2011 and 2010, respectively. During the year ended December 31, 2011, the Company paid $4 to settle the cross-currency and interest rate swap. This amount is recorded in Other non-operating expense, net in the Company’s Consolidated Statements of Operations.

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
In January 2007, we entered into a three-year interest rate swap agreement designed to offset cash flow variability associated with interest rate fluctuations on our variable rate debt (the “January 2007 Swap”), which became effective on January 1, 2008. The initial notional amount of the swap was $300, but increased to $700 before amortizing down to $375. As a result of the interest rate swap, we paid a fixed rate equal to approximately 7.2% per year and received a variable rate based on the terms of the underlying debt. The swap expired on January 4, 2011. We accounted for this swap as a qualifying cash flow hedge.
In February 2007, to effectively fix the interest rate on approximately $30 of our Australian Multi-Currency Term / Working Capital Facility, we entered into interest rate swap agreements with two counterparties for an initial notional amount of AUD $35, which amortized quarterly based on the expected loan payments. The swap agreements terminated December 30, 2011. We paid a fixed interest rate of 6.6% and received a floating rate based on the terms of the underlying debt. We did not apply hedge accounting to this derivative instrument.
In July 2010, the Company entered into a two-year interest rate swap agreement (the “July 2010 Swap”). This swap is designed to offset the cash flow variability that results from interest rate fluctuations on the Company’s variable rate debt. This swap became effective on January 4, 2011 upon the expiration of the January 2007 Swap. The initial notional amount of the July 2010 Swap was $350, and will subsequently be amortized down to $325. The Company pays a fixed rate of 1.0325% and receives a variable one month LIBOR rate. The Company accounts for the swap as a qualifying cash flow hedge.
In December 2011, the Company entered into a three-year interest rate swap agreement with a notional amount of AUD $6, which became effective on January 3, 2012 and will mature on December 5, 2014. The Company pays a fixed rate of 4.140% and receives a variable rate based on the 3 month Australian Bank Bill Rate. The Company has not applied hedge accounting to this derivative instrument.
Some of our debt, including debt under our floating rate notes and borrowings under our senior secured credit facilities, is at variable interest rates that expose us to interest rate risk. If interest rates increase, our debt service obligations on variable rate debt would increase even though the amount borrowed would not increase. Including variable rate debt that is subject to interest rate swap agreements, assuming the amount of our variable debt remains the same, an increase of 1% in the interest rates on our variable rate debt would increase our 2012 estimated debt service requirements by approximately $13. See additional discussion about interest rate risk in Item 1A of Part I of this Annual Report on Form 10-K.

Following is a summary of our outstanding non-affiliated debt as of December 31, 2011 and 2010 (see Note 9 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for additional information on our debt). The fair value of our publicly held debt is based on the price at which the bonds are traded or quoted at December 31, 2011 and 2010. All other debt fair values are determined from quoted market interest rates at December 31, 2011 and 2010.

	2011			2010
Year	Non-affiliated Debt Maturities	Weighted Average Interest Rate	Fair Value	Non-affiliated Debt Maturities	Weighted Average Interest Rate	Fair Value
2011				$82	6.4%	$82
2012	$117	6.7%	$116	72	6.4%	71
2013	471	6.9%	454	475	6.7%	461
2014	189	7.3%	165	161	7.0%	154
2015	901	8.0%	867	914	7.6%	901
2016	21	8.9%	16	26	8.9%	24
2017 and beyond	1,844	8.8%	1,606	1,846	8.7%	1,920
	$3,543		$3,224	$3,576		$3,613
We do not use derivative financial instruments in our investment portfolios. Our cash equivalent investments and short-term investments are made in instruments that meet the credit quality standards that are established in our investment policies, which also limits the exposure to any one issue. At December 31, 2011 and 2010, we had $288 and $80, respectively, invested at average rates of 1% and 2%, respectively, primarily in interest-bearing time deposits. Due to the short maturity of our cash equivalents, the carrying value of these investments approximates fair value. Our short-term investments are recorded at cost which approximates fair value. Our interest rate risk is not significant. A 1% increase or decrease in interest rates on invested cash would not have had a material effect on our net income and cash flows for the years ended December 31, 2011 and 2010.

Commodity Risk. We are exposed to price risks on raw material purchases, most significantly with phenol, methanol, urea, acetone, propylene and chlorine. For our commodity raw materials, we have purchase contracts that have periodic price adjustment provisions. Commitments with certain suppliers, including our phenol and urea suppliers, provide up to 100% of our estimated requirements but also provide us with the flexibility to purchase a certain portion of our needs in the spot market, when it is favorable to us. We rely on long-term agreements with key suppliers for most of our raw materials. The loss of a key source of supply or a delay in shipments could have an adverse effect on our business. Should any of our suppliers fail to deliver or should any key long-term supply contracts be cancelled, we would be forced to purchase raw materials in the open market, and no assurances can be given that we would be able to make these purchases or make them at prices that would allow us to remain competitive. Our largest supplier provided 12% of our raw material purchases in 2011, and we could incur significant time and expense if we had to replace this supplier. In addition, several feedstocks at various facilities are transported through a pipeline from one supplier. If we were unable to receive these feedstocks through these pipeline arrangements, we may not be able to obtain them from other suppliers at competitive prices or in a timely manner. See the discussion about the risk factor on raw materials in Item 1A of Part I of this Annual Report on Form 10-K.
Natural gas is essential in our manufacturing processes, and its cost can vary widely and unpredictably. To help control our natural gas costs, we hedge a portion of our natural gas purchases for North America by entering into futures contracts for natural gas. These contracts are settled for cash each month based on the closing market price on the last day that the contract trades on the New York Mercantile Exchange. We also enter into fixed price forward contracts for the purchase of electricity at certain of our manufacturing plants to offset the risk associated with increases in the prices of the underlying commodities.
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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MOMENTIVE SPECIALTY CHEMICALS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In millions)	2011	2010	2009
Net sales	$5,207	$4,597	$3,549
Cost of sales	4,473	3,866	3,077
Gross profit	734	731	472
Selling, general and administrative expense	335	332	305
Terminated merger and settlement income, net (See Note 2)	—	(171)	(62)
Asset impairments (See Note 2)	32	—	49
Business realignment costs (See Note 2)	15	20	37
Other operating (income) expense, net	(16)	4	7
Operating income	368	546	136
Interest expense, net	262	276	223
Loss (gain) on extinguishment of debt	—	30	(224)
Other non-operating expense (income), net	3	(4)	—
Income from continuing operations before income tax and earnings from unconsolidated entities	103	244	137
Income tax expense (benefit) (See Note 15)	3	35	(8)
Income from continuing operations before earnings from unconsolidated entities	100	209	145
Earnings from unconsolidated entities, net of taxes	16	8	2
Net income from continuing operations	116	217	147
Net income (loss) from discontinued operations, net of taxes (See Note 3)	2	(3)	(30)
Net income	118	214	117
Net income attributable to noncontrolling interest	—	—	(3)
Net income attributable to Momentive Specialty Chemicals Inc.	$118	$214	$114
Comprehensive income attributable to Momentive Specialty Chemicals Inc.	$47	$203	$211

See Notes to Consolidated Financial Statements

MOMENTIVE SPECIALTY CHEMICALS INC.
CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	December 31, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents (including restricted cash of $3 and $6, respectively) (See Note 2)	$431	$186
Short-term investments	7	6
Accounts receivable (net of allowance for doubtful accounts of $19 and $24, respectively)	592	527
Inventories:
Finished and in-process goods	254	266
Raw materials and supplies	103	109
Other current assets	72	79
Assets of discontinued operations (See Note 3)	—	243
Total current assets	1,459	1,416
Other assets	169	153
Property and equipment
Land	88	78
Buildings	298	295
Machinery and equipment	2,300	2,244
	2,686	2,617
Less accumulated depreciation	(1,477)	(1,350)
	1,209	1,267
Goodwill (See Note 6)	167	169
Other intangible assets, net (See Note 6)	104	132
Total assets	$3,108	$3,137
Liabilities and Deficit
Current liabilities
Accounts and drafts payable	$393	$414
Debt payable within one year (See Note 9)	117	82
Affiliated loans payable	2	2
Interest payable	61	69
Income taxes payable	15	24
Accrued payroll and incentive compensation	57	65
Other current liabilities	132	150
Liabilities of discontinued operations (See Note 3)	—	59
Total current liabilities	777	865
Long-term debt (See Note 9)	3,420	3,488
Affiliated long-term debt (See Note 5)	—	100
Long-term pension and post employment benefit obligations (See Note 12)	223	208
Deferred income taxes (See Note 15)	72	110
Other long-term liabilities	156	160
Advance from affiliates (See Note 5)	225	225
Total liabilities	4,873	5,156
Commitments and contingencies (See Notes 9 and 11)
Deficit
Common stock - $0.01 par value; 300,000,000 shares authorized, 170,605,906 issued and 82,556,847 outstanding at December 31, 2011 and 2010	1	1
Paid-in capital	533	324
Treasury stock, at cost – 88,049,059 shares	(296)	(296)
Note receivable from parent	(24)	(24)
Accumulated other comprehensive income	17	88
Accumulated deficit	(1,997)	(2,115)
Total Momentive Specialty Chemicals Inc. shareholder's deficit	(1,766)	(2,022)
Noncontrolling interest	1	3
Total deficit	(1,765)	(2,019)
Total liabilities and deficit	$3,108	$3,137
See Notes to Consolidated Financial Statements

MOMENTIVE SPECIALTY CHEMICALS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2011	2010	2009
Cash flows provided by operating activities
Net income	$118	$214	$117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	168	172	178
Loss (gain) on extinguishment of debt	—	30	(224)
Push-down of income recovered by shareholder (See Note 2)	—	(163)	(37)
Deferred tax benefit	(28)	(10)	(7)
Non-cash impairments and accelerated depreciation	35	—	57
Other non-cash adjustments	(2)	10	(5)
Net change in assets and liabilities:
Accounts receivable	(43)	(142)	128
Inventories	18	(65)	99
Accounts and drafts payable	(22)	(16)	95
Income taxes payable	(1)	12	6
Other assets, current and non-current	(46)	(16)	2
Other liabilities, current and long-term	(46)	19	(54)
Net cash provided by operating activities	151	45	355
Cash flows provided by (used in) investing activities
Capital expenditures	(139)	(119)	(131)
Capitalized interest	(1)	(1)	(5)
(Purchase of) proceeds from matured debt securities, net	(2)	4	(2)
Change in restricted cash	3	2	2
Deconsolidation of variable interest entities	—	(4)	—
Proceeds from the sale of businesses, net of cash transferred	173	—	—
Proceeds from the sale of assets	3	14	4
Dividends from unconsolidated affiliates, net of funds remitted	8	5	—
Net cash provided by (used in) investing activities	45	(99)	(132)
Cash flows provided by (used in) financing activities
Net short-term debt borrowings (repayments)	14	(7)	(10)
Borrowings of long-term debt	496	2,356	1,155
Repayments of long-term debt	(538)	(2,177)	(1,404)
(Repayments) borrowings of affiliated debt (See Note 5)	(100)	(3)	104
Capital contribution from parent (See Note 5)	189	—	—
Purchase of note receivable due from parent	—	—	(24)
Payment of dividends on common stock	—	—	(10)
Distributions paid to parent	(2)	—	—
Long-term debt and credit facility financing fees	(2)	(72)	(5)
Deconsolidation of noncontrolling interest in variable interest entity	—	—	(24)
Payment of dividends to noncontrolling interest holder	—	—	(4)
Net cash provided by (used in) financing activities	57	97	(222)
Effect of exchange rates on cash and cash equivalents	(5)	2	13
Increase in cash and cash equivalents	248	45	14
Cash and cash equivalents (unrestricted) at beginning of year	180	135	121
Cash and cash equivalents (unrestricted) at end of year	$428	$180	$135
Supplemental disclosures of cash flow information
Cash paid for:
Interest, net	$259	$235	$234
Income taxes paid (refunded), net	24	36	(6)
See Notes to Consolidated Financial Statements

MOMENTIVE SPECIALTY CHEMICALS INC.
CONSOLIDATED STATEMENTS OF DEFICIT AND COMPREHENSIVE INCOME

(In millions)	Common Stock	Paid-in Capital	Treasury Stock	Note Receivable From Parent	Accumulated Other Comprehensive Income (a)	Accumulated Deficit	Total Momentive Specialty Chemicals Inc. Deficit	Non- controlling Interest	Total
Balance at December 31, 2008	$1	$517	$(296)	$—	$2	$(2,442)	$(2,218)	$39	(2,179)
Net income	—	—	—	—	—	114	114	3	117
Translation adjustments	—	—	—	—	64	—	64	1	65
Net deferred losses on cash flow hedges reclassified to income	—	—	—	—	15	—	15	—	15
Gain recognized from pension and postretirement benefits, net of tax	—	—	—	—	18	—	18	—	18
Comprehensive income							211	4	215
Dividends declared to noncontrolling interest holder	—	—	—	—	—	—	—	(5)	(5)
Push-down of income recovered shareholder (See Note 2)	—	(37)	—	—	—	—	(37)	—	(37)
Deconsolidation of variable interest entity	—	—	—	—	—	—	—	(24)	(24)
Purchase of note receivable due from parent (See Note 5)	—	—	—	(24)	—	—	(24)	—	(24)
Stock-based compensation expense	—	5	—	—	—	—	5	—	5
Balance at December 31, 2009	1	485	(296)	(24)	99	(2,328)	(2,063)	14	(2,049)
Net income	—	—	—	—	—	214	214	—	214
Translation adjustments	—	—	—	—	(23)	—	(23)	(1)	(24)
Net deferred losses on cash flow hedges reclassified to income	—	—	—	—	18	—	18	—	18
Loss recognized from pension and postretirement benefits, net of tax	—	—	—	—	(6)	—	(6)	—	(6)
Comprehensive income							203	(1)	202
Push-down of income recovered shareholder (See Note 2)	—	(163)	—	—	—	—	(163)	—	(163)
Impact of adoption of new accounting guidance for variable interest entities (See Note 2)	—	—	—	—	—	(1)	(1)	(10)	(11)
Stock-based compensation expense	—	2	—	—	—	—	2	—	2
Balance at December 31, 2010	1	324	(296)	(24)	88	(2,115)	(2,022)	3	(2,019)
Net income	—	—	—	—	—	118	118	—	118
Translation adjustments	—	—	—	—	(43)	—	(43)	—	(43)
Net deferred losses on cash flow hedges reclassified to income	—	—	—	—	1	—	1	—	1
Loss recognized from pension and postretirement benefits, net of tax	—	—	—	—	(29)	—	(29)	—	(29)
Comprehensive income							47	—	47
Distribution declared to parent ($0.02 per share)	—	(2)	—	—	—	—	(2)	—	(2)
Capital contribution from Parent (See Note 5)	—	204	—	—	—	—	204	—	204
Divestiture of IAR business	—	—	—	—	—	—	—	(2)	(2)
Stock-based compensation expense	—	7	—	—	—	—	7	—	7
Balance at December 31, 2011	$1	$533	$(296)	$(24)	$17	$(1,997)	$(1,766)	$1	$(1,765)

(a)
Accumulated other comprehensive income at December 31, 2011 represents $130 of net foreign currency translation gains, net of tax, $1 of net deferred losses on cash flow hedges and a $112 loss, net of tax, relating to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement benefit plans (see Note 12). Accumulated other comprehensive income at December 31, 2010 represents $173 of net foreign currency translation gains, net of tax, $2 of net deferred losses on cash flow hedges and a $83 unrealized loss, net of tax, related to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement plans (see Note 12). Accumulated other comprehensive income at December 31, 2009 represents $196 of net foreign currency translation gains, net of tax, $20 of net deferred losses on cash flow hedges and a $77 loss, net of tax, relating to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement benefit plans (see Note 12).

See Notes to Consolidated Financial Statements

MOMENTIVE SPECIALTY CHEMICALS INC.
Notes to Consolidated Financial Statements
(In millions, except share data)
1. Background and Basis of Presentation
Based in Columbus, Ohio, Momentive Specialty Chemicals Inc. (formerly known as Hexion Specialty Chemicals, Inc.), (which may be referred to “MSC” or the “Company”) serves global industrial markets through a broad range of thermoset technologies, specialty products and technical support for customers in a diverse range of applications and industries. At December 31, 2011, the Company had 70 active production and manufacturing facilities, with 28 located in the United States. Our business is organized based on the products that we offer and the markets that we serve. At December 31, 2011, we had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins. For discussion on the change in the Company’s reportable segments in 2011, see Note 17.
Momentive Combination
On October 1, 2010, our parent, Momentive Specialty Chemicals Holdings LLC (formerly known as Hexion LLC) (“MSC Holdings”), and Momentive Performance Materials Holdings Inc. (“MPM Holdings”), the parent company of Momentive Performance Materials Inc. (“MPM”), became subsidiaries of a newly formed holding company, Momentive Performance Materials Holdings LLC (“Momentive Holdings”). We refer to this transaction as the “Momentive Combination”.
At the time of the Momentive Combination, Hexion LLC changed its name to Momentive Specialty Chemicals Holdings LLC and Hexion Specialty Chemicals, Inc. changed its name to Momentive Specialty Chemicals Inc. As a result of the Momentive Combination, Momentive Holdings became the ultimate parent entity of MPM and MSC. Momentive Holdings is controlled by investment funds (the “Apollo Funds”) managed by affiliates of Apollo Management Holdings, L.P. (together with Apollo Global Management, LLC and its subsidiaries, “Apollo”). Apollo may also be referred to as the Company’s owner.
As of December 31, 2011, the Company has elected not to apply push-down accounting of its parent's basis as a result of the Momentive Combination because it is a public reporting registrant as a result of significant public debt that was outstanding before and after the Momentive Combination.
2. Summary of Significant Accounting Policies
Principles of Consolidation—The Consolidated Financial Statements include the accounts of the Company, its majority-owned subsidiaries in which minority shareholders hold no substantive participating rights, and variable interest entities in which the Company is the primary beneficiary. Intercompany accounts and transactions are eliminated in consolidation. The Company’s share of the net earnings of 20% to 50% owned companies, for which it has the ability to exercise significance influence over operating and financial policies (but not control), are included in Earnings from unconsolidated entities in the Consolidated Statements of Operations. Investments in the other companies are carried at cost.
The Company has recorded a noncontrolling interest for the equity interests in consolidated subsidiaries that are not 100% owned.
The Company's unconsolidated investments accounted for under the equity method of accounting include the following:

•	50% ownership interest in HA International, Inc., (“HAI”) a joint venture that manufactures foundry resins in the United States

•	50% ownership interest in Asia Dekor Borden (Hong Kong) Chemical Company, a joint venture that manufactures formaldehyde and resins in China

•	49.99% interest in Hexion UV Coatings (Shanghai) Co., Ltd, a joint venture that manufactures UV-curable coatings and adhesives in China

•	50% ownership interest in Hexion Shchekinoazot B.V. a joint venture that manufactures forest products resins in Russia

•	49% ownership interest in Sanwei Hexion Chemicals Company Limited, a joint venture that manufactures versatic acid derivatives in China

•	50% ownership interest in Momentive Union Specialty Chemicals Ltd, a joint venture that will manufacture phenolic specialty resins in China
Foreign Currency Translations—Assets and liabilities of foreign affiliates are translated at the exchange rates in effect at the balance sheet date. Income, expenses and cash flows are translated at average exchange rates during the year. In addition, gains or losses related to the Company’s intercompany loans payable and receivable denominated in a foreign currency other than the subsidiary’s functional currency that are deemed to be permanently invested are remeasured to cumulative translation and recorded in Accumulated other comprehensive income. The effect of translation is accounted for as an adjustment to Deficit and is included in Accumulated other comprehensive income. The Company recognized transaction gains of $4, $8 and $4 for the years ended December 31, 2011, 2010 and 2009, respectively, which are included as a component of Net income.

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
Terminated merger and settlement income, net—The Company recognized Terminated merger and settlement income, net of $171 for the year ended December 31, 2010. The amount primarily includes income of $163 for insurance recoveries by the Company's owner related to the $200 settlement payment made by the Company's owner that had been treated as an expense of the Company in 2008. As of December 31, 2010, the Company's owner has recovered the $200 settlement payment in full. Terminated merger and settlement income, net also includes $8 in insurance recoveries recorded by the Company related to the settlement of litigation arising from the terminated Huntsman merger.
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
 Cash and Cash Equivalents—The Company considers all highly liquid investments that are purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2011 and 2010, the Company had interest-bearing time deposits and other cash equivalent investments of $281 and $75, respectively. They are included in the Consolidated Balance Sheets as a component of Cash and cash equivalents. The Company does not present cash flows from discontinued operations separately in the Consolidated Statements of Cash Flows.
Investments—Investments with original maturities greater than 90 days but less than one year are included in the Consolidated Balance Sheets as Short-term investments. At December 31, 2011 and 2010, the Company had Brazilian real denominated U.S. dollar index investments of $7 and $6, respectively. These investments, which are classified as held-to-maturity securities, are recorded at cost, which approximates fair value.
Allowance for Doubtful Accounts—The allowance for doubtful accounts is estimated using factors such as customer credit ratings and past collection history. Receivables are charged against the allowance for doubtful accounts when it is probable that the receivable will not be recovered.
Inventories—Inventories are stated at lower of cost or market using the first-in, first-out method. Costs include direct material, direct labor and applicable manufacturing overheads, which are based on normal production capacity. Abnormal manufacturing costs are recognized as period costs and fixed manufacturing overheads are allocated based on normal production capacity. An allowance is provided for excess and obsolete inventories based on management’s review of inventories on-hand compared to the estimated future usage and sales. Inventories in the Consolidated Balance Sheets are presented net of an allowance for excess and obsolete inventory of $7 and $9 at December 31, 2011 and 2010, respectively.
Deferred Expenses—Deferred financing costs are presented as a component of Other assets in the Consolidated Balance Sheets and are amortized over the life of the related debt or credit facility using the effective interest method. Upon extinguishment of any of the debt, the related debt issuance costs are written off. At December 31, 2011 and 2010, the Company’s unamortized deferred financing costs were $56 and $65, respectively.
Property and Equipment—Land, buildings and machinery and equipment are stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of properties (the average estimated useful life for buildings is 20 years and 15 years for machinery and equipment). Assets under capital leases are amortized over the lesser of their useful life or the lease term. Major renewals and betterments are capitalized. Maintenance, repairs, minor renewals and turnarounds (periodic maintenance and repairs to major units of manufacturing facilities) are expensed as incurred. When property and equipment is retired or disposed of, the asset and related depreciation are removed from the accounts and any gain or loss is reflected in operating income. The Company capitalizes interest costs that are incurred during the construction of property and equipment. Depreciation expense was $152, $149 and $149 for the years ended December 31, 2011, 2010 and 2009, respectively.
Capitalized Software—The Company capitalizes certain costs, such as software coding, installation and testing, that are incurred to purchase or create and implement computer software for internal use. Amortization is recorded on the straight-line basis over the estimated useful lives ranging from 1 to 5 years.
Goodwill and Intangibles—The excess of purchase price over net tangible and identifiable intangible assets of businesses acquired is carried as Goodwill in the Consolidated Balance Sheets. Separately identifiable intangible assets that are used in the operations of the business (e.g., patents and technology, customer lists and contracts) are recorded at cost (fair value at the time of acquisition) and reported as Other intangible assets in the Consolidated Balance Sheets. The Company does not amortize goodwill or indefinite-lived intangible assets. Intangible assets with determinable lives are amortized on a straight-line basis over the shorter of the legal or useful life of the assets, which range from 1 to 30 years (see Note 6).

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
During the years ended December 31, 2011, 2010 and 2009, asset impairments of $32, $0 and $49, respectively, were included in Asset impairments in the Consolidated Statements of Operations. In addition, during the years ended December 31, 2011, 2010 and 2009, accelerated depreciation on closing facilities of $3, $1 and $3, respectively, was included in Other operating expense, net in the Consolidated Statements of Operations.
Long-Lived and Amortizable Intangible Assets

In 2011, as a result of the loss of a customer that went out of business in the second quarter of 2011 and continued competitive pressures resulting in successive periods of negative cash flows associated with certain assets within the Company’s European forest products business, the Company recorded impairment charges of $18 on certain of its long-lived assets in its Forest Products Resins segment.
In 2011, as a result of the likelihood that certain assets would be sold before the end of their estimated useful lives in order to bring manufacturing capacity in line with current market demand, the Company recorded impairment charges of $12 and $2 on certain long-lived assets within the Forest Products Resins and Epoxy, Phenolic and Coating Resins segments, respectively.
In 2009, as a result of the Company’s decision to indefinitely idle certain production lines, the Company recorded impairment charges of $46 in the Epoxy, Phenolic and Coating Resins segment. In addition, the Company recorded miscellaneous impairments of $3 related to the closure of R&D facilities in the Forest Products Resins and Epoxy, Phenolic and Coating Resins segments.
Goodwill
The Company performs an annual assessment of qualitative factors to determine whether the existence of any events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than the carrying amount of the reporting unit’s net assets. If, after assessing all events and circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is less than the carrying amount of the reporting unit's net assets, the Company uses a probability weighted market and income approach to estimate the value of the reporting unit. The Company’s market approach is a comparable analysis technique commonly used in the investment banking and private equity industries based on the EBITDA (earnings before interest, income taxes, depreciation and amortization) multiple technique. Under this technique, estimated fair value is the result of a market-based EBITDA multiple that is applied to an appropriate historical EBITDA amount, adjusted for the additional fair value that would be assigned by a market participant obtaining control over the reporting unit. The Company’s income approach is a discounted cash flow model. When the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of the reporting unit’s goodwill, an impairment loss is recognized for the difference.
At October 1, 2011 and 2010, the fair value of the reporting units exceeded the carrying amount of assets (including goodwill) and liabilities assigned to the units.
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
Legal Claims and Costs—The Company accrues for legal claims and costs in the period in which a claim is made or an event becomes known, if the amounts are probable and reasonably estimable. Each claim is assigned a range of potential liability and the most likely amount is accrued. If there is no amount in the range of potential liability that is most likely, the low end of the range is accrued. The amount accrued includes all costs associated with the claim, including settlements, assessments, judgments, fines and incurred legal fees (see Note 11).
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
Research and Development Costs—Funds are committed to research and development activities for technical improvement of products and processes that are expected to contribute to future earnings. All costs associated with research and development are charged to expense as incurred. Research and development and technical service expense was $70, $66 and $58 for the years ended December 31, 2011, 2010 and 2009, respectively, and is included in Selling, general and administrative expense in the Consolidated Statements of Operations.

Business Realignment Costs—The Company incurred Business realignment costs totaling $15, $20 and $37 for the years ended December 31, 2011, 2010 and 2009, respectively. These costs primarily represent expenses to implement productivity savings programs to reduce the Company's cost structure and align manufacturing capacity with current volume demands (see Note 4). For the year ended December 31, 2011, these costs also represent minor headcount reduction programs.
Income Taxes—The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of the assets and liabilities.
Deferred tax balances are adjusted to reflect tax rates, based on current tax laws, which will be in effect in the years in which temporary differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized (see Note 15).
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
Derivative Financial Instruments—The Company is a party to forward exchange contracts, interest rate swaps, cross-currency swaps and natural gas futures and electricity forward contracts to reduce its cash flow exposure to changes in foreign exchange rates, interest rates, natural gas and electricity prices. The Company does not hold or issue derivative financial instruments for trading purposes. All derivative financial instruments, whether designated in hedging relationships or not, are recorded in the Consolidated Balance Sheets at fair value. If a derivative financial instrument is designated as a fair-value hedge, the changes in the fair value of the derivative financial instrument and the hedged item are recognized in earnings. If the derivative financial instrument is designated as a cash-flow hedge, changes in the fair value of the derivative financial instrument are recorded in Accumulated other comprehensive income in the Consolidated Balance Sheets, to the extent effective, and are recognized in the Company’s Consolidated Statements of Operations when the hedged item impacts earnings. The cash flows from derivative financial instruments accounted for as hedges are classified in the same category as the item being hedged in the Consolidated Statements of Cash Flows. The Company documents effectiveness assessments in order to use hedge accounting at each reporting period (see Note 8).
Stock-Based Compensation—Stock-based compensation cost is measured at the grant date based on the fair value of the award which is amortized as expense over the requisite service period on a graded-vesting basis (see Note 14).
Transfers of Financial Assets—The Company executes factoring and sales agreements with respect to its trade accounts receivable to support its working capital requirements. The Company accounts for these transactions as either sales-type or financing-type transfers of financial assets based on the terms and conditions of each agreement. For the portion of the sales price that is deferred in a reserve account and subsequently collected, the Company's policy is to classify the cash in-flows as cash flows from operating activities as the predominant source of the cash flows pertains to the Company's trade accounts receivable. The Company generated (used) $7, $4 and $(5) of cash for the years ended December 31, 2011, 2010 and 2009, respectively, related to the reserve account. When the Company retains the servicing rights on the transfers of accounts receivable, it measures these rights at fair value, if material.
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
Concentrations of Supplier Risk—The Company relies on long-term agreements with key suppliers for most of its raw materials. The loss of a key source of supply or a delay in shipments could have an adverse effect on its business. Should any of the suppliers fail to deliver or should any of the key long-term supply contracts be canceled, the Company would be forced to purchase raw materials at current market prices. The Company’s largest supplier provides 12% of raw material purchases. In addition, several of the feedstocks at various facilities are transported through a pipeline from one supplier.
Subsequent Events—The Company has evaluated events and transactions subsequent to December 31, 2011 through March 2, 2012, the date of issuance of its Consolidated Financial Statements.
Reclassifications—Certain prior period balances have been reclassified to conform with current presentations.

Recently Issued Accounting Standards
Newly Adopted Accounting Standards
In September 2011, the FASB issued Accounting Standards Update No. 2011-08: Testing for Goodwill Impairment (“ASU 2011-08”). ASU 2011-08 amends current goodwill impairment testing guidance by providing entities with an option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 will be effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted. In the fourth quarter of 2011, the Company elected to early adopt ASU 2011-08 for its annual goodwill impairment test for the year ended December 31, 2011. The early adoption of ASU 2011-08 did not have a material impact on the Company’s Consolidated Financial Statements.

Newly Issued Accounting Standards

In June 2011, the FASB issued Accounting Standards Update No. 2011-05: Comprehensive Income (“ASU 2011-05”). ASU 2011-05 amends current presentation guidance by eliminating the option for an entity to present the components of comprehensive income as part of the statement of changes in stockholder’s equity and requires presentation of comprehensive income in a single continuous financial statement or in two separate but consecutive financial statements. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 will be effective for the Company on January 1, 2012. The Company is currently assessing the impact of ASU 2011-05 on the presentation of its Statement of Comprehensive Income within its Consolidated Financial Statements.
In December 2011, the FASB issued Accounting Standards Update No. 2011-12: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement, while still requiring entities to adopt the other requirements contained in ASU 2011-05. The Company is currently assessing the impact of ASU 2011-12 on the presentation of its Statement of Comprehensive Income within its Consolidated Financial Statements.
3. Discontinued Operations

North American Coatings and Composite Resins Business

On May 31, 2011, the Company sold its North American coatings and composite resins business (“CCR Business”) to PCCR USA, Inc. (“PCCR”), a subsidiary of Investindustrial, a European investment group. The CCR Business is engaged in the production of coating resins for architectural and original equipment manufacturers, alkyd resins, as well as composite resins for construction, transportation, consumer goods, marine and other applications and includes four manufacturing facilities in the United States.
In conjunction with the sale, as part of a Transitional Services Agreement, the Company provided certain transitional services to PCCR . The purpose of these services was to provide short-term assistance to PCCR in assuming the operations of the CCR Business. These services did not confer to the Company the ability to influence the operating or financial policies of the CCR Business under its new ownership. The Company’s cash inflows and outflows from these services were insignificant during the transition period.
The CCR Business had net sales of $114 and $221 and pre-tax loss of $3 and $2 for the years ended December 31, 2011 and 2010, respectively. The results of the CCR Business are reported as a discontinued operation for all periods presented and were previously included in the Coatings segment in 2010 and the Epoxy, Phenolic and Coating Resins segment beginning in 2011 as a result of the Company’s change in reportable segments in the first quarter of 2011 (see Note 17).
Global Inks and Adhesive Resins Business

On January 31, 2011, the Company sold its global inks and adhesive resins business (“IAR Business”) to Harima Chemicals Inc. (“Harima”) for a purchase price of $120. The IAR Business is engaged in the production of naturally derived resins and related products primarily used for the manufacture of printing inks, adhesives, synthetic rubber, specialty coatings and aroma chemicals and includes 11 manufacturing facilities in the United States, Europe and the Asia-Pacific region.
Harima also paid $14 for cash and $8 for working capital transferred to Harima at the time of closing as part of the Purchase Agreement, less indebtedness and pension plan liability transferred to Harima of $4. In the first quarter of 2011, a subsequent adjustment to the purchase price of $2 was accrued based upon the final working capital settlement as defined by the Purchase Agreement.
In conjunction with the sale, as part of a Transitional Services Agreement, the Company provided certain transitional services to Harima. The purpose of these services was to provide short-term assistance to Harima in assuming the operations of the IAR Business. These services did not confer to the Company the ability to influence the operating or financial policies of the IAR Business under its new ownership. The Company’s cash inflows and outflows from these services were insignificant during the transition period.
The IAR Business had net sales of $31 and $356 and pre-tax income of $6 and $2 for the years ended December 31, 2011 and 2010, respectively. The results of the IAR Business are reported as a discontinued operation for all periods presented.

In addition, the Company incurred approximately $4 in transaction and other costs for the year ended December 31, 2010. The Company accrued a loss on the sale of the IAR Business of $1 in during the year ended December 31, 2010.

The aggregate carrying values of the IAR and CCR businesses were $140 and $44, respectively, as of December 31, 2010. The major classes of assets and liabilities of discontinued operations included in the Consolidated Balance Sheets are as follows:

	December 31, 2010
	IAR Business	CCR Business	Total Discontinued Operations
Assets:
Accounts Receivable	$69	$20	$89
Inventories	42	21	63
Other current assets	6	1	7
Total current assets	117	42	159
Property and equipment, net	54	21	75
Other intangible assets, net	6	—	6
Other assets	3	—	3
Total noncurrent assets	63	21	84
Total assets of discontinued operations	$180	$63	$243

Liabilities:
Accounts and drafts payable	$24	$16	$40
Other current liabilities	7	3	10
Total current liabilities	31	19	50
Long-term debt	4	—	4
Other long-term liabilities	5	—	5
Total noncurrent liabilities	9	—	9
Total liabilities of discontinued operations	$40	$19	$59
4. Productivity Program
At December 31, 2010, the Company had substantially completed its productivity savings restructuring program.

The following table summarizes the related restructuring information for its productivity savings program by type of cost:

	Workforce reductions	Site closure costs	Other projects	Total
Cumulative restructuring costs incurred through December 31, 2010	$46	$5	$4	$55

Accrued liability at December 31, 2008	$11	$—	$—	$11
Restructuring charges	25	2	2	29
Payments	(17)	(2)	(2)	(21)
Foreign currency translation	1	—	—	1
Accrued liability at December 31, 2009	20	—	—	20
Restructuring charges	10	3	2	15
Payments	(23)	(3)	(2)	(28)
Accrued liability at December 31, 2010	$7	$—	$—	$7

Workforce reduction costs primarily relate to employee termination costs and are accounted for under the guidance for nonretirement postemployment benefits or as exit and disposal costs, as applicable. During the years ended December 31, 2010 and 2009, restructuring charges of $15 and $29, respectively, were recorded in Business realignment costs in the Consolidated Statements of Operations. At December 31, 2010, the Company had accrued $7, for restructuring liabilities in Other current liabilities in the Consolidated Balance Sheets.

The following table summarizes restructuring information by reporting segment:

	Epoxy, Phenolic and Coating Resins	Forest Products Resins	Corporate and Other	Total
Cumulative restructuring costs incurred through December 31, 2010	$43	$5	$7	$55

Accrued liability at December 31, 2008	$7	$1	$3	$11
Restructuring charges	22	3	4	29
Payments	(15)	(2)	(4)	(21)
Foreign currency translation	1	—	—	1
Accrued liability at December 31, 2009	15	2	3	20
Restructuring charges	14	1	—	15
Payments	(24)	(2)	(2)	(28)
Accrued liability at December 31, 2010	$5	$1	$1	$7
5. Related Party Transactions
Administrative Service, Management and Consulting Arrangements
The Company is subject to a seven-year Amended and Restated Management Consulting Agreement with Apollo (the “Management Consulting Agreement”) that terminates on May 31, 2012 with an automatic one year extension provided on an annual basis, unless notice to the contrary is given by either party. Under the Management Consulting Agreement, the Company receives certain structuring and advisory services from Apollo and its affiliates. The Management Consulting Agreement provides indemnification to Apollo, its affiliates and their directors, officers and representatives for potential losses arising from these services. Apollo is entitled to an annual fee equal to the greater of $3 or 2% of the Company’s Adjusted EBITDA. Apollo elected to waive payment of any portion of the annual fee due in excess of $3 for the years ended December 31, 2011 and 2010. Due to the economic downturn, Apollo elected to waive payment of the 2009 fee in its entirety.
During the years ended December 31, 2011, 2010 and 2009, the Company recognized expense under the Management Consulting Agreement of $3, $3 and $0, respectively. These amounts are included in Other operating expense, net in the Company’s Consolidated Statements of Operations.
Apollo Notes Registration Rights Agreements
On November 5, 2010, in connection with the issuance of the Company’s 9.00% Second-Priority Senior Secured Notes due 2020, the Company entered into a separate registration rights agreement with an affiliate of Apollo. The registration rights agreement gives Apollo the right to make three requests by written notice to the Company specifying the maximum aggregate principal amount of notes to be registered. The agreement requires the Company to file a registration statement with respect to the notes it issued to Apollo as promptly as possible following receipt of each such notice. There are no cash or additional penalties under the registration rights agreement resulting from delays in registering the notes.

In September 2011, the Company filed a registration statement on Form S-1 with the SEC to register the resale of $134 of Second-Priority Senior Secured Notes due 2020 held by an affiliate of Apollo.
Shared Services Agreement
On October 1, 2010, in connection with the closing of the Momentive Combination, the Company entered into the Shared Services Agreement with MPM. Pursuant to the Shared Services Agreement, the Company will provide to MPM, and MPM provides to the Company, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, legal and procurement services. The Shared Services Agreement establishes certain criteria upon which the costs of such services will be allocated between the Company and MPM. Allocation of service costs not demonstrably attributable to either the Company or MPM will initially be 51% to the Company and 49% to MPM, except to the extent that 100% of any cost was demonstrably attributable to or for the benefit of either MPM or the Company, in which case the total cost was allocated 100% to such party. The Shared Services Agreement remains in effect until terminated according to its terms. MPM or the Company may terminate the agreement for convenience, without cause, by giving written notice not less than thirty (30) days prior to the effective date of termination. It is also anticipated that the Company and MPM will cooperate to achieve favorable pricing with respect to purchases of raw materials and logistics services.
Pursuant to this agreement, during the years ended December 31, 2011 and 2010, the Company incurred approximately $170 and $42, respectively, of costs for shared services and MPM incurred approximately $151 and $43, respectively, of costs for shared services (excluding, in each case, costs allocated 100% to one party), including shared service true-up billings in 2011. During the year ended December 31, 2011, the Company realized approximately $29 in cost savings as a result of the Shared Services Agreement. In the fourth quarter of 2011, the Company billed MPM approximately $7, which represents a true-up payment, to bring the percentage of total net incurred costs for shared services for the year ended December 31, 2011 under the Shared Services Agreement to 51% for the Company and 49% for MPM as well as costs allocated 100% to one party. Of the $7, $5 should have been billed to MPM in the second and third quarter of 2011. The out of period income of $2 and

$3 was not material to the second or third quarters ending June 30, 2011 and September 30, 2011, respectively. The true-up amount is included in Selling, general and administrative expense in the Consolidated Statements of Operations. The Company had accounts receivable of $15 and $0 as of December 31, 2011 and 2010, respectively, and accounts payable to MPM of $3 and $1 at December 31, 2011 and 2010, respectively.
Apollo Advance
In connection with the terminated Huntsman merger and related litigation settlement agreement and release among the Company, Huntsman and other parties entered into on December 14, 2008, the Company paid Huntsman $225. The settlement payment was funded to the Company by an advance from Apollo, while reserving all rights with respect to reallocation of the payments to other affiliates of Apollo. Under the provisions of the settlement agreement and release, the Company is contractually obligated to reimburse Apollo for any insurance recoveries on the $225 settlement payment, net of expense incurred in obtaining such recoveries. Apollo has agreed that the payment of any such insurance recoveries will satisfy the Company’s obligation to repay amounts received under the $225 advance. The Company has recorded the $225 settlement payment advance as a long-term liability at December 31, 2011. As of December 31, 2011, the Company has not recovered any insurance proceeds related to the $225 settlement payment.
Preferred Equity Commitment and Issuance
In addition, pursuant to the settlement agreement and release, certain affiliates of Apollo entered into a commitment with the Company and MSC Holdings pursuant to which they committed to purchase for $200, subject to adjustments, preferred units and warrants to purchase 28,785,935 common units of MSC Holdings by December 31, 2011. On October 1, 2010, at the time of the closing of the Momentive Combination, Apollo's commitment to purchase preferred units and warrants to purchase common units of MSC Holdings was amended to become a commitment to purchase preferred units and warrants to purchase common units of Momentive Holdings. Momentive Holdings agreed to contribute any proceeds from the issuance of preferred or common units under this agreement as a capital contribution to MSC Holdings, and MSC Holdings agreed to contribute such amounts as a capital contribution to the Company.
Prior to the purchase of all the preferred shares and warrants, certain affiliates of Apollo committed to provide liquidity facilities up to $200 to MSC Holdings or the Company on an interim basis. In connection therewith, in 2009, certain affiliates of Apollo extended a $100 term loan to the Company and an affiliate of the Company (the “Term Loan”). Interest expense on the Term Loan incurred during each of the years ended December 31, 2011, 2010 and 2009 was $3. In addition, the Company sold trade accounts receivable to affiliates of Apollo pursuant to these liquidity facilities. The available borrowings under these liquidity facilities increased on a dollar for dollar basis as the sold receivables were collected.
In December, 2011, the Company repaid the Term Loan, plus accrued interest. In conjunction with the Term Loan repayment, Momentive Holdings issued 28,785,935 preferred units and 28,785,935 warrants to purchase common units of Momentive Holdings to affiliates of Apollo for a purchase price of $205 (the “Preferred Equity Issuance”), representing the initial $200 face amount, plus amounts earned from the interim liquidity facilities discussed above, less related fees and expenses. Momentive Holdings contributed $189 of the proceeds from the Preferred Equity Issuance to MSC Holdings and MSC Holdings contributed the amount to the Company. The remaining $16 was held in a reserve account at December 31, 2011 by Momentive Holdings to redeem any additional preferred units from Apollo equal to the aggregate number of preferred units and warrants subscribed for by all other members of Momentive Holdings.
As of December 31, 2011, the Company has recognized a capital contribution of $204, representing the total proceeds from the Preferred Equity Issuance, less related fees and expenses, of which $16 is recorded as a receivable as of December 31, 2011, as Momentive Holdings is obligated to contribute the remaining $16 to the Company, pursuant to the agreements discussed above. This receivable is included in Other current assets on the Consolidated Balance Sheets.
In January 2012, the remaining $16 of proceeds held in the reserve account were contributed to the Company.
Purchase of MSC Holdings Debt
In 2009, the Company purchased $180 in face value of the outstanding MSC Holdings LLC PIK Facility for $24, including accrued interest. The loan receivable from MSC Holdings has been recorded at its acquisition value of $24 as an addition to the Company’s shareholder deficit as MSC Holdings is the Company’s parent. In addition, as of December 31, 2011 the Company has not recorded accretion of the purchase discount or interest income as ultimate receipt of these cash flows is under the control of MSC Holdings. The Company will continue to assess the collectibility of these cash flows to determine future amounts to record, if any.
Purchases and Sales of Products and Services with Apollo Affiliates
The Company sells products to certain Apollo affiliates and members of Momentive Holdings. These sales were $2, $3 and $2 for the years ended December 31, 2011, 2010 and 2009, respectively. Accounts receivable from these affiliates were $1 and less than $1 at December 31, 2011 and 2010, respectively. The Company also purchases raw materials and services from certain Apollo affiliates. These purchases were $32, $36 and $8 for the years ended December 31, 2011, 2010 and 2009, respectively. The Company had accounts payable to Apollo affiliates of $1 at both December 31, 2011 and 2010.
Other Transactions and Arrangements
Momentive Holdings purchases insurance policies which also cover the Company and MPM. Amounts are billed to the Company based on the Company's relative share of the insurance premiums. Amounts billed to the Company from Momentive Holdings were $14 for the year ended December 31, 2011. The Company had accounts payable of $3 to Momentive Holdings under these arrangements at December 31, 2011.

The Company sells finished goods to and purchases raw materials from HAI. The Company also provides toll-manufacturing and other services to HAI. Prior to 2010 and the adoption of ASU 2009-17, HAI was consolidated in the Company’s Consolidated Financial Statements and these transactions were eliminated in consolidation. Beginning in 2010, the Company’s investment in HAI is recorded under the equity method of accounting and the related sales and purchases are not eliminated from the Company’s Consolidated Financial Statements. However, any profit on these transactions is eliminated in the Company’s Consolidated Financial Statements to the extent of the Company’s 50% interest in HAI. Sales to and services provided to HAI were $113 and $96 for the years ended December 31, 2011 and 2010, respectively. Purchases from HAI were $54 and $58 for the years ended December 31, 2011 and 2010, respectively. The Company had accounts receivable from HAI of $14 and $13 and accounts payable to HAI of $4 and $2 at December 31, 2011 and 2010, respectively.
The Company’s purchase contracts with HAI represent a significant portion of HAI’s total revenue. In addition, the Company has pledged its member interest in HAI as collateral on HAI’s revolving line of credit. These factors result in the Company absorbing the majority of the risk to potential losses or gains from a majority of the expected returns. However, the Company does not have the power to direct the activities that most significantly impact HAI, and therefore, does not have a controlling financial interest. The carrying value of HAI's assets were $48 and $42 as of December 31, 2011 and 2010, respectively. The carrying value of HAI's liabilities were $21 and $20 at December 31, 2011 and 2010, respectively.
The Company had a loan receivable from its unconsolidated forest products joint venture in Russia with a carrying value of $3 and $4 at December 31, 2011 and 2010, respectively.
6. Goodwill and Intangible Assets
The Company’s gross carrying amount and accumulated impairments of goodwill consist of the following as of December 31:

	2011				2010
	Gross Carrying Amount	Accumulated Impairments	Accumulated Foreign Currency Translation	Net Book Value	Gross Carrying Amount	Accumulated Impairments	Accumulated Foreign Currency Translation	Net Book Value
Epoxy, Phenolic and Coating Resins	$88	$—	$2	$90	$88	$—	$3	$91
Forest Products Resins	81	—	(4)	77	81	—	(3)	78
	$169	$—	$(2)	$167	$169	$—	$—	$169
The changes in the net carrying amount of goodwill by segment for the years ended December 31, 2011 and 2010 are as follows:

	Epoxy, Phenolic and Coating Resins	Forest Products Resins	Total
Goodwill balance at December 31, 2009	$100	$77	$177
Deconsolidation of variable interest entity	(7)	—	(7)
Foreign currency translation	(2)	1	(1)
Goodwill balance at December 31, 2010	91	78	169
Foreign currency translation	(1)	(1)	(2)
Goodwill balance at December 31, 2011	$90	$77	$167
The Company’s intangible assets with identifiable useful lives consist of the following as of December 31:

	2011				2010
	Gross Carrying Amount	Accumulated Impairments	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Impairments	Accumulated Amortization	Net Book Value
Intangible assets:
Patents and technology	$110	$—	$(58)	$52	$110	$—	$(53)	$57
Customer lists and contracts	93	(17)	(44)	32	91	—	(37)	54
Other	25	—	(5)	20	25	—	(4)	21
	$228	$(17)	$(107)	$104	$226	$—	$(94)	$132
The impact of foreign currency translation on intangible assets is included in accumulated amortization.
In 2011, as a result of the loss of a customer that went out of business in the second quarter of 2011 and continued competitive pressures resulting in successive periods of negative cash flows within the Company’s European forest products business, the Company recorded impairment charges of $17 on certain customer list assets in its Forest Products Resins segment, which has been included in Asset impairments on the Consolidated Statements of Operations.

Total intangible amortization expense for the years ended December 31, 2011, 2010 and 2009 was $15, $15 and $17, respectively.
Estimated annual intangible amortization expense for 2012 through 2016 is as follows:

2012	$13
2013	13
2014	12
2015	12
2016	12

7. Fair Value
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

•	Level 3: Unobservable inputs, for example, inputs derived through extrapolation or interpolation that cannot be corroborated by observable market data.

Recurring Fair Value Measurements
Following is a summary of assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010:

	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
December 31, 2011
Derivative liabilities	$—	$(3)	$—	$(3)
December 31, 2010
Derivative liabilities	$—	$(10)	$—	$(10)
The Company calculates the fair value of its derivative liabilities using quoted market prices whenever available. When quoted market prices are not available, the Company uses standard pricing models with market-based inputs, adjusted for nonperformance risk. When its financial instruments are in a liability position, the Company evaluates its credit risk as a component of fair value. At both December 31, 2011 and December 31, 2010, no adjustment was made by the Company to reduce its derivative liabilities for its nonperformance risk.
When its financial instruments are in an asset position, the Company is exposed to credit loss in the event of nonperformance by other parties to these contracts and evaluates their credit risk as a component of fair value.
Non-recurring Fair Value Measurements
Following is a summary of losses as a result of the Company measuring assets at fair value on a non-recurring basis during the years ended December 31, 2011 and 2009. There were no significant assets or liabilities measured at fair value on a non-recurring basis during the year ended December 31, 2010.

	Year Ended December 31,
	2011	2010	2009
Long-lived assets held and used	$(31)	$—	$(10)
Long-lived assets held for sale	—	—	(1)
Long-lived assets held for disposal/abandonment	(1)	—	(38)
Total	$(32)	$—	$(49)

In 2011, as a result of the likelihood that certain assets would be sold before the end of their estimated useful lives in order to bring manufacturing capacity in line with current market demand, the Company wrote down long-lived assets with a carrying value of $22 to fair value of $8, resulting in impairment charges of $12 and $2 on certain assets within the Forest Products Resins and Epoxy, Phenolic and Coating Resins segments, respectively, for the year ended December 31, 2011. These long-lived assets were valued with the assistance of appraisals from third parties or by using a discounted cash flow analysis based on assumptions that market participants would use. Key inputs in the model included projected revenues and manufacturing costs associated with these long-lived assets.
In 2011, as a result of the loss of a customer that went out of business in the second quarter of 2011 and continued competitive pressures resulting in successive periods of negative cash flows associated with certain assets within the Company’s European forest products business, the Company has written down long-lived assets with a carrying value of $29 to fair value of $11, resulting in an impairment charge of $18 for the year ended December 31, 2011. These assets were valued using a discounted cash flow analysis based on assumptions that market participants would use and incorporates probability-weighted cash flows based on the likelihood of various possible scenarios. Key inputs in the model included projected revenues, operating expenses, and asset usage charges associated with certain intangible assets.
As part of the Company’s productivity initiatives, the Company decided to indefinitely idle certain production lines. Long-lived assets with a carrying value of $57 were written down to fair value of $8, resulting in an impairment charge of $49 for the year ended December 31, 2009. These long-lived assets were valued with the assistance of appraisals from third parties or by using a discounted cash flow analysis based on assumptions that market participants would use. Key inputs in the model included projected revenues and manufacturing costs associated with these long-lived assets.
Non-derivative Financial Instruments
The following table includes the carrying amount and fair value of the Company’s non-derivative financial instruments as of December 31:

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt	$3,539	$3,226	$3,672	$3,708
Fair values of debt are determined from quoted, observable market prices, where available, based on other similar financial instruments, or based upon interest rates that are currently available to the Company for the issuance of debt with similar terms and maturities. The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts and drafts payable and other accrued liabilities are considered reasonable estimates of their fair values due to the short-term maturity of these financial instruments.

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

The following table summarizes the Company’s derivative financial instruments as of December 31, which are recorded as Other current liabilities in the Consolidated Balance Sheets:

	2011				2010
Liability Derivatives	Average Days To Maturity	Average Contract Rate	Notional Amount	Fair Value Liability	Average Days to Maturity	Average Contract Rate	Notional Amount	Fair Value Liability
Derivatives designated as hedging instruments
Interest Rate Swaps
Interest swap – 2007	—	—	$—	$—	4	—	$375	$(5)
Interest swap – 2010	367	—	350	(2)	732	—	350	(2)
Total derivatives designated as hedging instruments				$(2)				$(7)

Derivatives not designated as hedging instruments
Foreign Exchange and Interest Rate Swap
Cross-Currency and Interest Rate Swap	—	—	$—	$—	273	1.2038	$25	$(3)
Interest Rate Swaps
Interest swap - Australia Multi-Currency Term	—	—	—	—	364	—	22	—
Australian dollar interest swap	1,070	—	6	—	—	—	—	—
Commodity Contracts
Electricity contracts	—	—	3	(1)	—	—	4	—
Natural gas futures	—	—	5	—	—	—	2	—
Total derivatives not designated as hedging instruments				$(1)				$(3)
The following tables summarize gains and losses recognized on the Company’s derivative financial instruments:

Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized in OCI on Derivative for the year ended December 31:			Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income for the year ended December 31:
	2011	2010	2009		2011	2010	2009
Interest Rate Swaps
Interest swap – 2006	$—	$—	$—	Interest expense, net	$—	$—	$(8)
Interest swap – 2007	—	—	(15)	Interest expense, net	—	(20)	(22)
Interest swap – 2010	(2)	(2)	—	Interest expense, net	(3)	—	—
Total	$(2)	$(2)	$(15)		$(3)	$(20)	$(30)
As of December 31, 2011, the Company expects to reclassify $2 of losses recognized in Accumulated other comprehensive income to earnings over the next twelve months.

Derivatives Not Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in Income on Derivative for the year ended December 31:			Location of (Loss) Gain Recognized in Income on Derivative
	2011	2010	2009
Foreign Exchange and Interest Rate Swap
Cross-Currency and Interest Rate Swap	$(1)	$2	$(1)	Other non-operating expense, net
Interest Rate Swaps
Interest swap – Australia Multi-Currency Term	—	—	—	Other non-operating expense, net
Australian dollar interest swap	—	—	—	Other non-operating expense, net
Commodity Contracts
Electricity contracts	(1)	1	(1)	Cost of sales
Natural gas futures	(1)	(1)	(3)	Cost of sales
Total	$(3)	$2	$(5)
 Foreign Exchange and Interest Rate Swap
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
On September 30, 2008, the Company entered into an amended three-year cross-currency and interest rate swap agreement structured for a non-U.S. subsidiary’s U.S. dollar denominated floating rate term loan in order to offset the balance sheet and interest rate exposures and cash flow variability associated with the exchange rate fluctuations on the term loan. The swap agreement required the Company to sell euros in exchange for U.S. dollars at a rate of 1.2038. The Company also paid a variable rate equal to Euribor plus 390 basis points and received a variable rate equal to the U.S. dollar LIBOR plus 250 basis points. The amount the Company received under this agreement was approximately equal to the non-U.S. subsidiary’s interest rate on its term loan. This swap agreement had an initial notional amount of $25 that amortized quarterly on a straight line basis to $24, prior to maturing on September 30, 2011. The Company paid a weighted average interest rate of 5.0% and 4.6% and received a weighted average interest rate of 2.8% and 2.8% on these swap agreements during the years ended December 31, 2011 and 2010, respectively. During the year ended December 31, 2011, the Company paid $4 to settle the cross-currency and interest rate swap. This amount is recorded in Other non-operating expense, net in the Company’s Consolidated Statements of Operations.
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
In January 2007, the Company entered into a three-year interest rate swap agreement designed to offset cash flow variability associated with interest rate fluctuations on our variable rate debt (the “January 2007 Swap”), which became effective on January 1, 2008. The initial notional amount of the swap was $300, but increased to $700 before amortizing down to $375. As a result of the interest rate swap, the Company paid a fixed rate equal to approximately 7.2% per year and received a variable rate based on the terms of the underlying debt. The swap expired on January 4, 2011. The Company accounted for this swap as a qualifying cash flow hedge.
In February 2007, to effectively fix the interest rate on approximately $30 of our Australian Multi-Currency Term / Working Capital Facility, the Company entered into interest rate swap agreements with two counterparties for an initial notional amount of AUD $35, which amortizes quarterly based on the expected loan payments. The swap agreements terminated December 30, 2011. The Company pays a fixed interest rate of 6.6% and receives a floating rate based on the terms of the underlying debt. The Company has not applied hedge accounting to this derivative instrument.
In July 2010, the Company entered into a two-year interest rate swap agreement (the “July 2010 Swap”). This swap is designed to offset the cash flow variability that results from interest rate fluctuations on the Company’s variable rate debt. This swap became effective on January 4, 2011 upon the expiration of the January 2007 Swap. The initial notional amount of the July 2010 Swap was $350, and will subsequently be amortized down to $325. The Company pays a fixed rate of 1.0325% and receives a variable one month LIBOR rate. The Company accounts for the swap as a qualifying cash flow hedge.
In December 2011, the Company entered into a three-year interest rate swap agreement with a notional amount of AUD $6, which became effective on January 3, 2012 and will mature on December 5, 2014. The Company pays a fixed rate of 4.140% and receives a variable rate based on the 3 month Australian Bank Bill Rate. The Company has not applied hedge accounting to this derivative instrument.

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

The Company hedges a portion of its natural gas purchases for certain North American plants. The Company used futures contracts to hedge 31%, 42% and 70% of its 2011, 2010 and 2009 natural gas usage at these plants, respectively. The contracts are settled for cash each month based on the closing market price on the last day the contract trades on the New York Mercantile Exchange. The Company also entered into fixed price forward contracts for the purchase of electricity at certain of our manufacturing plants to offset the risk associated with increases in energy prices.
The Company does not apply hedge accounting to these future and forward contracts. The Company recognizes gains and losses each month as the gas and electricity is used. Remaining obligations are marked to market on a quarterly basis.
9. Debt and Lease Obligations
Debt outstanding at December 31 is as follows:

	2011		2010
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
Non-affiliated debt:
Senior Secured Credit Facilities:
Floating rate term loans due May 2013 at 2.8% and 2.6% at December 31, 2011 and 2010	$446	$8	$455	$8
Floating rate term loans due May 2015 at 4.2% and 4.1% at December 31, 2011 and 2010, respectively	910	15	927	15
Senior Secured Notes:
8.875 % senior secured notes due 2018 (includes $6 of unamortized debt discount at December 31, 2011 and 2010)	994	—	994	—
Floating rate second-priority senior secured notes due 2014 at 5.0% and 4.8% at December 31, 2011 and 2010, respectively	120	—	120	—
9.00% Second-priority senior secured notes due 2020	574	—	574	—
Debentures:
9.2% debentures due 2021	74	—	74	—
7.875% debentures due 2023	189	—	189	—
8.375% sinking fund debentures due 2016	62	—	62	—
Other Borrowings:
Australia Facility due 2014 at 6.8% and 4.5% at December 31, 2011 and 2010, respectively	36	5	38	10
Brazilian bank loans at 8.9% and 9.8% at December 31, 2011 and 2010, respectively	—	65	33	37
Capital Leases	11	1	9	1
Other at 5.7% and 3.5% at December 31, 2011 and 2010, respectively	4	23	13	11
Total non-affiliated debt	3,420	117	3,488	82
Affiliated debt:
Affiliated borrowings due on demand at 3.3% and 3.4% at December 31, 2011 and 2010, respectively	—	2	—	2
Affiliated term loan due 2011 at 2.6% at December 31, 2010	—	—	100	—
Total affiliated debt	—	2	100	2
Total debt	$3,420	$119	$3,588	$84

Senior Secured Credit Facilities
The terms of the amended senior secured credit facilities include a term loan facility with maturities in 2013 and 2015, a $50 synthetic letter of credit facility (“LOC”) that matures in 2013 and access to a $200 revolving credit facility through February 2013.
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
Pursuant to the terms of our senior secured credit facilities, intercompany indebtedness of any borrower thereunder to any of our subsidiaries is subordinated to the prior payment of the senior indebtedness obligations under the senior secured credit facility. Certain Company subsidiaries guarantee obligations under the amended senior secured credit facilities. The amended senior secured credit facilities and senior secured notes discussed below are secured by certain assets of the Company and the subsidiary guarantors, subject to certain exceptions.
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

Term Loans
The interest rates for term loans denominated in U.S. dollars to the Company under the amended senior secured credit facilities are based on, at the Company’s option, (a) adjusted LIBOR plus 2.25% for term loans maturing May 2013 and 3.75% for term loans maturing May 2015 or (b) the higher of (i) JPMorgan Chase Bank, N.A.’s (JPMCB) prime rate or (ii) the Federal Funds Rate plus 0.50%, in each case plus 0.75% for term loans maturing May 2013 and 2.25% for term loans maturing May 2015. Term loans denominated in euros to the Company’s Netherlands subsidiary are at the Company’s option; (a) EURO LIBOR plus 2.25% for term loans maturing May 2013 or 3.75% for term loans maturing May 2015 or (b) the rate quoted by JPMCB as its base rate for those loans plus 0.75% for term loans maturing May 2013 and 2.25% for term loans maturing May 2015.
Revolving Credit Facility
The interest rate for the revolving credit facility through May 31, 2011 was adjusted LIBOR plus 2.50%. The extended revolving loans, which took effect upon the May 31, 2011 maturity of the prior revolving credit facility, bear interest at a rate of LIBOR plus 4.50%. The Company was also required to pay a 2% ticking fee on committed amounts for the extended revolver, payable quarterly through May 31, 2011. Available borrowings under the amended senior secured credit facilities (including LOC facility) were $200 at December 31, 2011.
The amended senior secured credit facilities have commitment fees (other than with respect to the LOC) equal to 4.50% per year of the unused line plus a fronting fee of 0.25% of the aggregate face amount of outstanding letters of credit. The LOC has a commitment fee of 0.10% per year.
Senior Secured Notes
8.875% Senior Secured Notes
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
Second Priority Senior Secured Notes
In November 2010, through the Company's wholly owned finance subsidiaries, Hexion U.S. Finance Corp. and Hexion Nova Scotia Finance, ULC the Company refinanced its existing 9.75% Second-priority senior secured notes due 2014 (the “Old Notes”) through the issuance of $574 aggregate principal amount of 9.00% Second-Priority Senior Secured Notes due 2020, which mature on November 15, 2020 (the “New Notes”). $440 aggregate principal amount was offered through a private placement to unaffiliated investors (the “Offering”). The remaining $134 aggregate principal amount of the Notes was issued in exchange for $127 aggregate principal amount of the Old Notes that were held by an affiliate of Apollo Global Management, LLC at the time of the Offering (the “Apollo Exchange”). The exchange ratio was determined based on the consideration offered to holders of the Old Notes to redeem the Old Notes, which is intended to give Apollo an aggregate value equivalent to that which it would receive if it had received the total consideration upon the Company's redemption of the Old Notes and used the proceeds received to invest in the New Notes. The new debt issued to Apollo has the same terms as the notes issued by the Company in the Offering.
The weighted average interest rate of affiliated borrowings at December 31, 2011 was 3.28%. Proceeds from the loans were used for general corporate purposes.

Debentures

	Origination Date	Interest Payable	Early Redemption
9.2% debentures due 2021	March 1991	March 15 September 15	None
7.875% debentures due 2023	May 1993	February 15 August 15	None
8.375% sinking fund debentures due 2016	April 1986	April 15 October 15	April 2006
The 8.375% debentures have a sinking fund requirement of $20 per year from 2007 to 2015. Previous buybacks of debentures allows the Company to fulfill sinking fund requirements through 2012.
Other Borrowings
The Company's Australian Term Loan Facility has a variable interest rate equal to the 90 day Australian or New Zealand Bank Bill Rates plus an applicable margin. The agreement also provides access to a $10 revolving credit facility. There were no outstanding balances on the revolving credit facility at December 31, 2011.
The Brazilian bank loans represent various bank loans, primarily for working capital purposes and to finance 2010 plant construction.
The Company’s capital leases are included in debt on the Consolidated Balance Sheets and range from one to fifteen year terms for equipment, pipeline, land and buildings. The Company’s operating leases consist primarily of vehicles, equipment, tank cars, land and buildings.

Scheduled Maturities
Aggregate maturities of non-affiliated debt, minimum payments under capital leases and minimum rentals under operating leases at December 31, 2011 for the Company are as follows:

Year	Non-affiliated Debt	Minimum Rentals Under Operating Leases	Minimum Payments Under Capital Leases
2012	$116	$28	$2
2013	470	22	2
2014	188	18	2
2015	900	14	2
2016	20	11	2
2017 and thereafter	1,837	22	11
Total minimum payments	$3,531	$115	21
Less: Amount representing interest			(9)
Present value of minimum payments			$12

Rental expense under operating leases amounted to $36 for each of the years ended December 31, 2011, 2010 and 2009.
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
Two of the Company's wholly-owned international subsidiaries expect to not be in compliance with a financial covenant under their respective loan agreements when they deliver their audited financial statements for the year ended December 31, 2011 in the second quarter of 2012. The Company is currently pursuing covenant waivers from the respective lenders. As waivers have not been obtained at this time, the Company has classified outstanding debt of approximately $31 as Debt payable within one year in the Consolidated Balance Sheets. If waivers are not obtained, the Company's subsidiaries have sufficient cash to repay such debt. Non-compliance with these covenants would not result in a cross-default under the Company's amended senior secured credit facilities or the indentures that govern the Company's notes.

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
Indemnities related to the pre-closing operations of sold assets normally do not represent additional liabilities to the Company, but simply serve to protect the buyer from potential liability associated with the Company’s existing obligations at the time of sale. As with any liability, the Company has accrued for those pre-closing obligations that it considers to be probable and reasonably estimable. The amounts recorded at December 31, 2011 and 2010 are not significant.
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

Apollo Indemnification
In March 2009, the Company and affiliates of Apollo entered into an indemnification agreement. This agreement provides that the Company will indemnify affiliates of Apollo, and affiliates of Apollo will indemnify the Company, against any liabilities arising from actions brought by our respective insurance providers against the other as a result of claims paid on the Huntsman settlement. See Note 5 for additional information regarding indemnification provided by the Company to Apollo under the Management Consulting Agreement.
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
Environmental Institution of Paraná IAP—On August 10, 2005, Governo Do Paraná and the Environmental Institution of Paraná IAP, an environmental agency of the Brazilian government, provided Hexion Quimica Industria, our Brazilian subsidiary, with notice of a potential fine of up to 12 Brazilian reais in connection with alleged environmental damages to the Port of Paranagua caused in November 2004 by an oil spill from a shipping vessel carrying methanol purchased by the Company. The investigation as to the cause of the accident has not been finalized. In early October 2009, the Company was granted an injunction precluding the imposition of any fines or penalties by the Paraná IAP which was filed in November 2010. The Company has filed an appeal to preclude the Paraná IAP from levying any assessment, and still believes it has a strong defense and does not believe a loss is probable. At December 31, 2011, the amount of the assessment, including tax, penalties, monetary correction and interest, is 27 Brazilian reais, or approximately $14.

The following table summarizes all probable environmental remediation, indemnification and restoration liabilities, including related legal expenses, at December 31, 2011 and 2010.

	Number of Sites		Liability		Range of Reasonably Possible Costs
Site Description	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	Low	High
Geismar, LA	1	1	$17	$17	$10	$24
Superfund and offsite landfills – allocated share:
Less than 1%	31	29	1	1	1	2
Equal to or greater than 1%	12	12	7	7	5	12
Currently-owned	12	19	5	6	4	12
Formerly-owned:
Remediation	10	10	1	1	1	10
Monitoring only	5	6	1	1	—	1
	71	77	$32	$33	$21	$61
These amounts include estimates for unasserted claims that the Company believes are probable of loss and reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of a range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. At December 31, 2011 and 2010, $6 and $10, respectively, has been included in Other current liabilities in the Consolidated Balance Sheets with the remaining amount included in Other long-term liabilities.
Following is a discussion of the Company’s environmental liabilities and the related assumptions at December 31, 2011:
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
Due to the long-term nature of the project, the reliability of timing and the ability to estimate remediation payments, a portion of this liability was recorded at its net present value, assuming a 3% discount rate and a time period of 30 years. The range of possible outcomes is discounted in a similar manner. The undiscounted liability, which is expected to be paid over the next 30 years, is approximately $24. Over the n ext five years, the Company expects to make ratable payments totaling $6.
Superfund Sites and Offsite Landfills— The Company is currently involved in environmental remediation activities at a number of sites for which it has been notified that it is, or may be, a PRP under the U.S. Comprehensive Environmental Response, Compensation and Liability Act or similar state “superfund” laws. The Company anticipates approximately $3 of the estimated liability for these sites will be paid within the next five years, with the remainder over the next fifteen years. The Company generally does not bear a significant level of responsibility for these sites, and as a result, has little control over the costs and timing of cash flows.
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
Sites Under Current Ownership— The Company is conducting environmental remediation at a number of locations that it currently owns, of which eight sites are no longer in operation. As the Company is performing a portion of the remediation on a voluntary basis, it has some control over the costs to be incurred and the timing of cash flows. The Company expects to pay approximately $5 of these liabilities within the next five years, with the remainder over the next five years. The factors influencing the ultimate outcome include the methods of remediation elected, the conclusions and assessment of site studies remaining to be completed, and the time period required to complete the work. No other parties are responsible for remediation at these sites.

Formerly-Owned Sites—The Company is conducting environmental remediation at a number of locations that it formerly owned. The final costs to the Company will depend on the method of remediation chosen and the level of participation of third parties.
In addition, the Company is responsible for a number of sites that require monitoring where no additional remediation is expected. The Company has established reserves for costs related to these sites. Payment of the majority of these liabilities is anticipated to occur over the next five years. The ultimate cost to the Company will be influenced by fluctuations in projected monitoring periods or by findings that are different than anticipated.
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
Non-Environmental Legal Matters
The Company is involved in various legal proceedings in the ordinary course of business and had reserves of $7 and $11 at December 31, 2011 and December 31, 2010, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable. At December 31, 2011 and December 31, 2010, $3 and $5, respectively, have been included in Other current liabilities in the Consolidated Balance Sheets with the remaining amount included in Other long-term liabilities.
Following is a discussion of significant non-environmental legal proceedings:

Brazil Tax Claim—In 1992, the State of Sao Paulo Administrative Tax Bureau issued an assessment against the Company’s Brazilian subsidiary claiming that excise taxes were owed on certain intercompany loans made for centralized cash management purposes. These loans were characterized by the Tax Bureau as intercompany sales. Since that time, management and the Tax Bureau have held discussions and the subsidiary filed an administrative appeal seeking cancellation of the assessment. The Administrative Court upheld the assessment in December 2001. In 2002, the subsidiary filed a second appeal with the highest-level Administrative Court, again seeking cancellation of the assessment. In February 2007, the highest-level Administrative Court upheld the assessment. The Company requested a review of this decision. On April 23, 2008, the Brazilian Administrative Tax Tribunal issued its final decision upholding the assessment against the subsidiary. The Company filed an Annulment action in the Brazilian Judicial Courts in May 2008 along with a request for an injunction to suspend the tax collection. The injunction was denied but the Annulment action is being pursued. The Company has pledged certain properties and assets in Brazil during the pendency of the Annulment action in lieu of paying the assessment. In September 2010, in the Company's favor, the Court adopted its appointed expert's report finding that the transactions in question were intercompany loans. Sao Paulo has mandatory appeal rights but the Court's decision based on the facts is likely to be upheld and therefore, the Company does not believe a loss contingency is probable. At December 31, 2011 the amount of the assessment, including tax, penalties, monetary correction and interest, is 68 Brazilian reais, or approximately $37.
Formosa Plant—Several lawsuits were filed in Sangamon County, Illinois in May 2006 against the Company on behalf of individuals injured or killed in an explosion at a Formosa Plastics Corporation (“Formosa”) plant in Illiopolis, Illinois that occurred on April 23, 2004. The Company sold the facility in 1987. The facility was operated by BCPOLP until it was sold to Formosa out of BCPOLP’s bankrupt estate in 2002. In March 2007, an independent federal agency found that operator errors caused the explosion, but that current and former owners could have implemented systems to minimize the impacts from these errors. In March 2008, the Company filed a motion for summary judgment. On May 19, 2011, four of the plaintiffs voluntarily withdrew their claims against the Company. On August 15, 2011, the Court granted the Company’s motion for summary judgment against the remaining plaintiffs, and it entered an order dismissing the Company from the lawsuit.
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
Other Commitments and Contingencies
Purchase Commitments
The Company has entered into contractual agreements with Shell and other third parties for the supply of site services, utilities, materials and facilities and for operation and maintenance services necessary to operate certain of the Company’s facilities on a stand-alone basis. The duration of the contracts range from less than one year to 20 years, depending on the nature of services. These contracts may be terminated by either party under certain conditions as provided for in the respective agreements; generally, 90 days notice is required for short-term contracts and three years notice is required for longer-term contracts (generally those contracts in excess of five years). Contractual pricing generally includes a fixed and variable component.

In addition, the Company has entered into contractual agreements with Shell and other third parties to purchase feedstocks or other services. The terms of these agreements vary from one to ten years and may be extended at the Company’s request and are cancelable by either party as provided for in each agreement. Feedstock prices are based on market prices less negotiated volume discounts or cost input formulas.
The Company is required to make minimum annual payments under these contracts as follows:

Year	Minimum Annual Purchase Commitments
2012	$415
2013	280
2014	102
2015	43
2016	31
2017 and beyond	110
Total minimum payments	981
Less: Amount representing interest	(42)
Present value of minimum payments	$939
Customer Contract Termination
In the second quarter of 2011, the Company agreed to terminate an operator contract (the “Contract”) with a customer in response to the customer's desire to restructure certain of its manufacturing capacity. The customer agreed to pay the Company a one-time compensation payment of €16, or approximately $23, which the Company has since collected. The compensation payment represents a contract termination penalty and payment for all unpaid minimum obligations incurred by the customer to date under the Contract. The Company recorded a net gain of $21 for the year ended December 31, 2011 related to the termination of the Contract, which represents the full compensation payment net of the Company's estimated cost to disable the related manufacturing assets. The amount is recorded in Other operating income, net in the Consolidated Statements of Operations.
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

The following table presents the change in benefit obligation, change in plan assets and components of funded status for the Company’s defined benefit pension and non-pension postretirement benefit plans for the years ended December 31:

	Pension Benefits				Non-Pension Postretirement Benefits
	2011		2010		2011		2010
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in Benefit Obligation
Benefit obligation at beginning of year	$278	$308	$271	$308	$13	$6	$13	$5
Service cost	2	8	3	8	—	—	—	—
Interest cost	14	17	15	15	1	—	1	1
Actuarial losses	14	3	10	3	1	—	—	—
Foreign currency exchange rate changes	—	(11)	—	(19)	—	—	—	—
Benefits paid	(22)	(8)	(20)	(8)	(1)	—	(1)	—
Plan curtailments / settlements	—	—	(1)	—	—	—	—	—
Employee contributions	—	1	—	1	—	—	—	—
Benefit obligation at end of year	286	318	278	308	14	6	13	6
Change in Plan Assets
Fair value of plan assets at beginning of year	207	201	185	189	—	—	—	—
Actual return on plan assets	—	25	22	14	—	—	—	—
Foreign currency exchange rate changes	—	(9)	—	(12)	—	—	—	—
Employer contributions	15	21	20	17	1	—	1	—
Benefits paid	(22)	(8)	(20)	(8)	(1)	—	(1)	—
Employee contributions	—	1	—	1	—	—	—	—
Fair value of plan assets at end of year	200	231	207	201	—	—	—	—
Funded status of the plan at end of year	$(86)	$(87)	$(71)	$(107)	$(14)	$(6)	$(13)	$(6)

	Pension Benefits				Non-Pension Postretirement Benefits
	2011		2010		2011		2010
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Amounts recognized in the Consolidated Balance Sheets at December 31 consist of:
Noncurrent assets	$—	$35	$—	$15	$—	$—	$—	$—
Other current liabilities	—	(4)	—	(4)	(1)	—	(1)	—
Long-term pension and post employment benefit obligations	(86)	(118)	(71)	(118)	(13)	(6)	(12)	(6)
Accumulated other comprehensive loss (income)	157	8	133	16	(13)	(1)	(25)	(2)
Net amounts recognized	$71	$(79)	$62	$(91)	$(27)	$(7)	$(38)	$(8)
Amounts recognized in Accumulated other comprehensive income at December 31 consist of:
Net actuarial loss (gain)	$157	$1	$133	$12	$(4)	$(1)	$(6)	$(1)
Net prior service cost (benefit)	—	5	—	6	(9)	—	(19)	(1)
Deferred income taxes	—	2	—	(2)	—	—	—	—
Net amounts recognized	$157	$8	$133	$16	$(13)	$(1)	$(25)	$(2)
Accumulated benefit obligation	$286	$300	$278	$293
Accumulated benefit obligation for funded plans	284	190	275	181
Pension plans with underfunded or non-funded accumulated benefit obligations at December 31:
Aggregate projected benefit obligation	$284	$128	$278	$129
Aggregate accumulated benefit obligation	284	122	278	123
Aggregate fair value of plan assets	200	8	207	8
Pension plans with projected benefit obligations in excess of plan assets at December 31:
Aggregate projected benefit obligation	$286	$135	$278	$135
Aggregate fair value of plan assets	200	14	207	13
For U.S. pension plans, the net accumulated unrecognized losses increased by approximately $24 due to additional unrecognized actuarial losses of $31 as a result of the decrease in the discount rate at December 31, 2011 and unfavorable asset experience, but was partially offset by the amortization of actuarial losses of $7. The net accumulated unrecognized actuarial losses relating to the Non-U.S. pension plans were reduced by $8 primarily due to favorable gains on assets versus expected returns during the year ended December 31, 2011.
The foreign currency impact reflected in these rollforward tables are primarily for changes in the euro and Canadian dollar versus the U.S. dollar.
The Pension Protection Act of 2006 (the “2006 PPA”) provides for minimum funding levels on U.S. plans, and plans not meeting the minimum funding requirement may be subject to certain restrictions. During 2009, 2010 and 2011, the Company’s U.S. qualified pension plan was under the minimum funding level as measured under the 2006 PPA, resulting in restrictions on lump sum payments to 50%.

Following are the components of net pension and non-pension postretirement expense (benefit) recognized by the Company for the years ended December 31:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2011	2010	2009	2011	2010	2009
Service cost	$2	$3	$4	$8	$8	$8
Interest cost on projected benefit obligation	14	15	17	17	15	16
Expected return on assets	(17)	(16)	(14)	(12)	(11)	(10)
Amortization of prior service cost	—	—	—	1	—	1
Recognized actuarial loss (gain)	7	8	9	—	1	(1)
Curtailment (gain) loss	—	—	(1)	—	—	1
Net expense	$6	$10	$15	$14	$13	$15

	Non-Pension Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
	2011	2010	2009	2011	2010	2009
Service cost	$—	$—	$—	$—	$—	$—
Interest cost on projected benefit obligation	1	1	1	—	—	—
Amortization of prior service benefit	(10)	(11)	(11)	—	—	—
Recognized actuarial gain	(1)	—	(1)	—	—	—
Settlement gain	—	—	—	—	—	(1)
Net benefit	$(10)	$(10)	$(11)	$—	$—	$(1)
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
The following amounts were recognized in other comprehensive income during the year ended December 31, 2011:

	Pension Benefits		Non-Pension Postretirement Benefits		Total
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Net actuarial losses (gains) arising during the year	$31	$(10)	$1	$—	$32	$(10)
Amortization of prior service (cost) benefit	—	(1)	10	—	10	(1)
Amortization of net (losses) gains	(7)	—	1	—	(6)	—
Loss (gain) recognized in other comprehensive income	24	(11)	12	—	36	(11)
Deferred income taxes	—	4	—	—	—	4
Loss (gain) recognized in other comprehensive income, net of tax	$24	$(7)	$12	$—	$36	$(7)
The amounts in Accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost (benefit) during the next fiscal year are as follows:

	Pension Benefits		Non-Pension Postretirement Benefits		Total
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Prior service cost (benefit)	$—	$1	$(8)	$—	$(8)	$1
Net actuarial loss (gain)	8	—	(1)	—	7	—

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
The weighted average rates used to determine the benefit obligations were as follows at December 31:

	Pension Benefits				Non-Pension Postretirement Benefits
	2011		2010		2011		2010
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	4.4%	5.6%	5.1%	5.5%	4.2%	5.4%	4.9%	5.6%
Rate of increase in future compensation levels	—	3.3%	—	3.3%	—	—	—	—
The weighted average assumed health care cost trend rates are as follows at December 31:
Health care cost trend rate assumed for next year	—	—	—	—	7.7%	7.13%	7.9%	7.2%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	—	—	—	—	4.5%	4.5%	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	—	—	—	—	2029	2030	2029	2030
The weighted average rates used to determine net periodic pension expense (benefit) were as follows for the years ended December 31:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2011	2010	2009	2011	2010	2009
Discount rate	5.1%	5.7%	6.1%	5.5%	5.5%	5.8%
Rate of increase in future compensation levels	—	4.0%	4.0%	3.3%	3.3%	3.3%
Expected long-term rate of return on plan assets	8.0%	8.0%	8.2%	5.8%	5.8%	5.8%

	Non-Pension Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
	2011	2010	2009	2011	2010	2009
Discount rate	4.9%	5.4%	6.1%	5.6%	6.3%	7.1%

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

	Actual		Target 2012
	2011	2010
Weighted average allocations of U.S. pension plan assets at December 31:
Equity securities	54%	63%	60%
Debt securities	45%	30%	40%
Cash, short-term investments and other	1%	7%	—%
	100%	100%	100%
Weighted average allocations of non-U.S. pension plan assets at December 31:
Equity securities	9%	14%	21%
Debt securities	87%	82%	79%
Cash, short-term investments and other	4%	4%	—
	100%	100%	100%
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

The following table presents U.S. pension plan investments measured at fair value on a recurring basis as of December 31, 2011 and 2010:

	Fair Value Measurements Using
	2011				2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total
Large cap equity funds(a)(b)	$—	$75	$—	$75	$37	$17	$—	$54
Small/mid cap equity funds (b)	—	17	—	17	45	—	—	45
Other international equity (b)	—	17	—	17	—	32	—	32
Debt securities/fixed income(c)	—	89	—	89	2	60	—	62
Cash, money market and other(d)	—	2	—	2	1	13	—	14
Total	$—	$200	$—	$200	$85	$122	$—	$207

The following table presents non-U.S. pension plan investments measured at fair value on a recurring basis as of December 31, 2011 and 2010:

	Fair Value Measurements Using
	2011				2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total
U.S. equity(b)	$—	$15	$—	$15	$—	$19	$—	$19
Other international equity(b)	—	4	—	4	—	5	—	5
Debt securities/fixed income(b)	—	136	—	136	—	106	—	106
Liability driven investments(c)(e)	—	62	—	62	—	56	—	56
Balanced pooled funds(b)(f)	—	8	—	8	—	8	—	8
Pooled insurance products with fixed income guarantee(b)	—	6	—	6	—	5	—	5
Cash, money market and other(d)	—	—	—	—	—	2	—	2
Total	$—	$231	$—	$231	$—	$201	$—	$201
(a)    Level 1 equity securities are valued based on quoted prices in active markets.

(b)	Level 2 equity securities are primarily in pooled asset and mutual funds and are valued based on underlying net asset value multiplied by the number of shares held.

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

(f)	The fund provides a mix of approximately 60% equity and 40% fixed income securities that achieves the target asset mix for the plan.

Projections of Plan Contributions and Benefit Payments
The Company expects to make contributions totaling $37 to its defined benefit pension plans in 2012.
Estimated future plan benefit payments as of December 31, 2011 are as follows:

	Pension Benefits		Non-Pension Postretirement Benefits
Year	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
2012	$22	$8	$1	$—
2013	21	9	1	—
2014	20	11	1	—
2015	20	10	1	—
2016	29	11	1	—
2017-2021	86	79	5	2
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
The Company incurred expense for contributions under these plans of $14, $14 and $9 during the years ended December 31, 2011, 2010 and 2009, respectively.
Non-Qualified and Other Retirement Benefit Plans
The Company provides key executives in some locations with non-qualified benefit plans that provide participants with an opportunity to elect to defer compensation and also provide retirement benefits, or “top-ups”, in cases where executives cannot fully participate in the defined benefit or defined contribution plans because of plan or local statutory limitations. The Company froze benefits under its U.S. non-qualified plans beginning January 1, 2009. Most of the Company's non-qualified benefit plans are unfunded. Prior to the plan freezes, certain deferrals were matched by the Company based on years of service. The liabilities related to defined benefit top-ups are included in the previously discussed defined benefit pension disclosures. In December of 2011, the Company adopted a non-qualified defined contribution plan (the “SERP”) that provides an annual employer contribution to eligible associates of 5% of eligible compensation above the IRS limit for qualified plans. The Company can also make discretionary contributions under the SERP, however, no participant contributions are permitted. The contributions are made annually, as a credit to an unfunded phantom account, in the same timeframe as the ARC contribution is made to the qualified defined contribution plan. The Company's liability for the other components of these non-qualified benefit plans was $8 and $7 at December 31, 2011 and 2010, respectively, and is included in Other long-term liabilities in the Consolidated Balance Sheets.
The Company's German subsidiaries offer a government subsidized early retirement program to eligible employees called Altersteilzeit or ATZ Plans. The German government provides a subsidy in certain cases where the participant is replaced with a qualifying candidate. The Company had liabilities for these arrangements of $8 and $7 at December 31, 2011 and 2010, respectively. The Company incurred expense for these plans of $3, $4 and $1 during the years ended December 31, 2011, 2010 and 2009, respectively.
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
Also included in the Consolidated Balance Sheets at both December 31, 2011 and 2010 are other post-employment benefit obligations relating to long-term disability and liabilities relating to European jubilee benefit plans of $8.

13. Deficit
The Company has 82,556,847 shares of $0.01 par value common stock outstanding at December 31, 2011.
In conjunction with the Preferred Equity Issuance, Momentive Holdings contributed $189 of the proceeds from the Preferred Equity Issuance to MSC Holdings and MSC Holdings contributed the amount to the Company. The remaining $16 was being held in a reserve account at December 31, 2011 by Momentive Holdings to redeem any additional preferred units from Apollo equal to the aggregate number of preferred units and warrants subscribed for by all other members of Momentive Holdings.
As of December 31, 2011, the Company has recognized a capital contribution of $204, representing the total proceeds from the Preferred Equity Issuance, less related fees and expenses, of which $16 is recorded as a receivable within Other current assets in the Consolidated Balance Sheets as of December 31, 2011, as Momentive Holdings is obligated to contribute the remaining $16 to the Company.
In January 2012, the remaining $16 of proceeds held in the reserve account were contributed to the Company.
For the years ended December 31, 2010 and December 31, 2009, the Company's owner received insurance recoveries of $163 and $37, respectively, related to a $200 settlement payment paid by the Company's owner in conjunction with the settlement agreement with Huntsman, which had been treated as an expense of the Company in 2008. These recoveries were recorded as income by the Company for the years ended December 31, 2010 and 2009, with the corresponding debit to Paid-in capital. As of December 31, 2010, the Company's owner had recovered the $200 settlement payment in full.

14. Stock Option Plans and Stock Based Compensation
The following is a summary of existing stock based compensation plans and outstanding shares as of December 31, 2011:

Plan Name	Shares Outstanding	Plan Expiration	Vesting Terms/Status	Option Term	Number of Shares Authorized
Resolution Performance 2000 Stock Option Plan		November 2010		8 yrs 30 days(1)	n/a plan expired
Tranche A options	25,213		Fully vested
Tranche B performance options	48,788		Fully vested
Resolution Performance 2000 Non-Employee Directors Option Plan	302,433	November 2010	Fully vested	8 yrs 30 days(2)	n/a plan expired
Resolution Specialty Materials 2004 Stock Option Plan		October 2014		8 yrs 30 days	1,027,197
Tranche A options	38,515		Fully vested
Tranche B performance options	77,034		Fully vested
Director options	142,664		Fully vested
BHI Acquisition Corp. 2004 Stock Incentive Plan		August 2014		10 years	3,670,635
Tranche A options	938,208		Fully vested
Tranche B performance options	938,208		Cliff vest on earlier of 8th anniversary or change in control
Director options	84,423		Director grants vest upon IPO / change in control
Director options	28,141		Fully vested
Hexion LLC 2007 Long-Term Incentive Plan		April 2017			1,700,000
Options to purchase units	403,500		Vest upon attainment of performance targets upon change in control	8 years
Restricted stock units	100,000		Fully vested	n/a
Momentive Performance Materials Holdings LLC 2011 Equity Incentive Plan		February 2021		10 years	13,900,000
Unit Options and Restricted Deferred Units (“RDUs”):
Tranche A Options and RDUs(3)	Options: 2,840,556 RDUs: 946,859		Time-vest ratably over 4 years; Accelerated vesting six months after certain change of control transactions as defined by the 2011 Equity Plan
Tranche B Options and RDUs(4)	Options: 1,418,303 RDUs: 472,762
Performance-based: Vest upon the earlier of i) the two year anniversary from the date of the achievement of the targeted common unit value following certain corporate transactions or ii) the six month anniversary from the date the targeted common unit value is achieved following certain change of control transactions

Tranche C Options and RDUs(5)	Options: 1,418,303 RDUs: 472,762
Performance-based: Vest upon the earlier of i) the one year anniversary from the date of the achievement of the targeted common unit value following certain corporate transactions or ii) the six month anniversary from the date the targeted common unit value is achieved following certain change of control transactions

(1) 71,301 Options granted between November 2000 - December 2003 were modified during the 4th quarter of 2010 to extend the expiration date to November 13, 2012
(2) 265,550 Options granted between November 2000 - December 2003 were modified to extend the expiration date to November 13, 2012
(3) 709,041 Tranche A Options and 236,341 Tranche A RDUs related to employees of MPM were also outstanding as of December 31, 2011
(4) 354,515 Tranche B Options and 118,172 Tranche B RDUs related to employees of MPM were also outstanding as of December 31, 2011
(5) 354,515 Tranche C Options and 118,172 Tranche C RDUs related to employees of MPM were also outstanding as of December 31, 2011

Summary of Plans
Prior to the Momentive Combination, the Company's parent maintained six stock-based compensation plans: the Resolution Performance 2000 Stock Option Plan (the “Resolution Performance Plan”), the Resolution Performance 2000 Non-Employee Directors Option Plan (the “Resolution Performance Director Plan”), the Resolution Performance Restricted Unit Plan (the “Resolution Performance Unit Plan”), the Resolution Specialty 2004 Stock Option Plan (the “Resolution Specialty Plan”), the BHI Acquisition 2004 Stock Incentive Plan (the “Borden Chemical Plan”) and the 2007 Hexion LLC 2007 Long-Term Incentive Plan. In addition to these plans, the Company’s parent maintains a stock-based deferred compensation plan, which is discussed below. The options granted under each of the option plans were to purchase common units in MSC Holdings. Effective October 1, 2010, in conjunction with the Momentive Combination, stock options to purchase units in MSC Holdings that were granted to our Directors and those granted under the Resolution Performance 2000 Stock Option Plan, the Resolution Performance 2000 Non-Employee Directors Option Plan, the Resolution Specialty 2004 Stock Option Plan, the BHI Acquisition 2004 Stock Incentive Plan and the Hexion 2007 Long-Term Incentive plan to purchase units in MSC Holdings were converted on a one-for-one basis to an equivalent number of options to purchase units in Momentive Holdings. Similarly, the restricted MSC Holdings LLC unit awards granted under the Hexion 2007 Long-Term Incentive Plan, the BHI Acquisition 2004 Deferred Compensation Plan and the Resolution Performance Restricted Unit Plan were converted on a one-for-one basis to units in Momentive Holdings.
2011 Equity Plan
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
Unit Options
The Tranche A Options were granted with an aggregate grant date fair value of approximately $6. The fair value of each option was estimated at the grant date using a Black-Scholes option pricing model. The assumptions used to estimate the fair value were a 2.17% risk-free interest rate, a 6.25 year expected life, a 37.5% expected volatility rate and a 0% dividend rate. Compensation cost of $3 related to these awards was recognized during the year ended December 31, 2011.
The Tranche B and Tranche C Options were granted with performance and market conditions, each with an aggregate grant date fair value of approximately $3. The fair value was estimated at the grant date using a Monte Carlo valuation method, which is a commonly accepted valuation model for awards with market and performance conditions. The Monte Carlo valuation method requires the use of a range of assumptions. The range of risk-free interest rates was 0.16% to 3.44%, expected volatility rates ranged from 34.6% to 41.7% and the dividend rate was 0%. The expected life assumption is not used in the Monte Carlo valuation method, but the output of the model indicated a weighted-average expected life of 9.2 years. Compensation cost has not been recognized for the Tranche B and Tranche C Options during the year ended December 31, 2011 because as of December 31, 2011, it is not probable the related options will vest. Compensation cost will be recognized over the service period once the satisfaction of the performance condition is probable.
Restricted Deferred Units
The Tranche A RDUs were granted with an aggregate grant date fair value of approximately $4. Compensation cost of $2 related to these awards was recognized during the year ended December 31, 2011.
The Tranche B and Tranche C RDUs were granted with performance and market conditions, each with an aggregate grant date fair value of approximately $2. The fair value was estimated at the grant date using the same Monte Carlo valuation method and assumptions used for the Tranche B and Tranche C Options. The RDUs have an indefinite life, thus the term used in the valuation model was 30 years, which resulted in a weighted-average expected life of 21.4 years. Compensation cost has not been recognized for the Tranche B and Tranche C RDUs during the year ended December 31, 2011 because as of December 31, 2011, it is not probable the related RDUs will vest. Compensation cost will be recognized over the service period once the satisfaction of the performance condition is probable.
Although the 2011 Equity Plan was issued by Momentive Holdings, the underlying compensation cost represents compensation costs paid for by Momentive Holdings on MSC's behalf, as a result of the employees' service to MSC. All compensation cost is recorded over the requisite service period on a graded-vesting basis and is included in Selling, general and administrative expense in the Consolidated Statements of Operations.
Financial Statement Impact
Share-based compensation expense is recognized, net of estimated forfeitures, over the requisite service period on a graded-vesting basis. The Company adjusts compensation expense periodically for forfeitures.
The Company recognized share-based compensation expense of $6, $2 and $5 for the years ended December 31, 2011, 2010 and 2009, respectively. The amounts are included in Selling, general and administrative expense in the Consolidated Statements of Operations. The Company expects additional compensation expense of $19, which will be recognized over the vesting period of the underlying share-based awards. $6 is expected to be recognized ratably over a weighted-average period of 2.7 years, while the remaining $13 will be recognized upon an initial public offering or other future contingent event.

Options Activity
Following is a summary of the Company’s stock option plan activity for the year ended December 31, 2011:

	Momentive Holdings Common Units	Weighted Average Exercise Price
Options outstanding at December 31, 2010	3,101,746	$7.05
Options granted	5,704,262	$4.85
Options exercised	(2,853)	$3.51
Options forfeited	(98,866)	$6.33
Options outstanding at December 31, 2011	8,704,289	$5.61

Exercisable at December 31, 2011	2,279,701	$6.03
Expected to vest at December 31, 2011	5,293,209	$5.64
At December 31, 2011, exercise prices for options outstanding ranged from $3.51 to $29.42 with a weighted average remaining contractual life of 6.8 years. The weighted average remaining contractual life for options exercisable and options expected to vest was 4.1 and 5.8 years, respectively. At December 31, 2011, the aggregate intrinsic value of both options exercisable and options expected to vest was $0.
The total amount of cash received and total intrinsic value (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) of options exercised during the years ended December 31, 2011, 2010 and 2009 was less than $1, less than $1, and $0, respectively.
Restricted Unit Activity
Following is a summary of the Company’s restricted unit plan activity for the year ended December 31, 2011:

	Momentive Holdings Common Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2010	50,000	$10.81
Restricted units granted	1,901,556	$4.71
Restricted units vested	(280,659)	$5.91
Restricted units forfeited	(9,173)	$4.69
Nonvested at December 31, 2011	1,661,724	$4.69
The weighted average remaining contractual life for restricted units granted and outstanding was 3.2 years.
Stock-Based Deferred Compensation Plan
In 2004, in connection with the acquisition of Borden Chemical by Apollo, certain key employees of the Company deferred the receipt of compensation and were credited with a number of deferred stock units that were equal in value to the amount of compensation deferred. In total, the Company granted 1,007,944 deferred common stock units under the Hexion LLC 2004 Deferred Compensation Plan (the “2004 DC Plan”), which is an unfunded plan. Each unit gives the grantee the right to one common stock unit of Momentive Holdings. Under the 2004 DC Plan, the deferred common stock units are not distributed to participants until their employment with the Company ends. At December 31, 2011, there were 750,566 undistributed units under the 2004 DC Plan.

15. Income Taxes
Income tax expense (benefit) detail for continuing operations for the years ended December 31, is as follows:

	2011	2010	2009
Current
Federal	$—	$—	$—
State and local	—	2	2
Foreign	30	45	2
Total current	30	47	4
Deferred
Federal	(2)	1	(7)
State and local	—	—	—
Foreign	(25)	(13)	(5)
Total deferred	(27)	(12)	(12)
Income tax expense (benefit)	$3	$35	$(8)
A reconciliation of the differences between income taxes for continuing operations that were computed at the federal statutory tax rate of 35% and provisions for income taxes for the years ended December 31 follows:

	2011	2010	2009
Income tax benefit computed at federal statutory tax rate	$36	$85	$48
State tax provision, net of federal benefits	2	2	2
Foreign tax rate differential	(14)	48	(9)
Foreign source (loss) income subject to U.S. taxation	(15)	25	1
Losses and other (income) expenses not deductible for tax	(6)	(69)	(7)
Increase (decrease) in the taxes due to changes in valuation allowance	5	(55)	(35)
Additional (benefit) tax on foreign unrepatriated earnings	(2)	1	(1)
Changes in enacted tax rates	—	(1)	(2)
Adjustments of prior year estimates and other	(3)	(1)	(5)
Income tax expense (benefit)	$3	$35	$(8)
 The domestic and foreign components of the income from continuing operations before income taxes for the years ended December 31, is as follows:

	2011	2010	2009
Domestic	$101	$297	$131
Foreign	2	(53)	6
	$103	$244	$137

The tax effects of significant temporary differences and net operating loss and credit carryforwards, which comprise the deferred tax assets and liabilities at December 31, is as follows:

	2011	2010
Assets
Non-pension post-employment	$8	$7
Accrued and other expenses	88	76
Loss and credit carryforwards	511	553
Pension liabilities	35	31
Gross deferred tax assets	642	667
Valuation allowance	(432)	(479)
Net deferred tax asset	210	188
Liabilities
Property, plant and equipment	(165)	(164)
Unrepatriated earnings of foreign subsidiaries	(78)	(88)
Intangibles	(25)	(17)
Gross deferred tax liabilities	(268)	(269)
Net deferred tax liability	$(58)	$(81)
The following table summarizes the presentation of the net deferred tax liability in the Consolidated Balance Sheets at December 31:

	2011	2010
Assets
Current deferred income taxes (Other current assets)	$10	$24
Long-term deferred income taxes (Other assets)	4	5
Liabilities
Current deferred income taxes (Other current liabilities)	—	—
Long-term deferred income taxes	(72)	(110)
Net deferred tax liability	$(58)	$(81)
MSC Holdings and its eligible subsidiaries file a consolidated U.S. Federal income tax return. As MSC Holdings is not a member of the registrant, its tax attributes are not reflected in the tables above. However, because MSC Holdings is the Company’s parent, the Company can utilize MSC Holdings' attributes. These attributes are comprised of $413 of deferred interest deductions, which have an unlimited carryover, but have significant restrictions on their use. MSC Holdings maintains a full valuation allowance against these attributes because it is more likely than not that some portion of these assets will not be realized.
As of December 31, 2011, the Company had a $432 valuation allowance for a portion of its net deferred tax assets that management believes, more likely than not, will not be realized. In the United States, a consolidated return will be filed and future taxable income and losses of the consolidated group may be offset. The Company’s deferred tax assets include federal, state and foreign net operating losses carryforwards. The federal net operating loss carryforwards available are $875, which expire starting in 2020. The Company’s deferred assets also include minimum tax credits of $2, which are available indefinitely. A valuation allowance of $276 has been provided against these items. The Company had undistributed earnings of certain foreign subsidiaries of $168, on which deferred taxes have not been provided because these earnings are considered permanently invested outside of the United States.
The following table summarizes the changes in the valuation allowance for the years ending December 31, 2011 , 2010 and 2009:

	Balance at Beginning of Period	Changes in related Gross Deferred Tax Assets/Liabilities	Charge/Release	Balance at End of Period
Valuation allowance on Deferred tax assets:
Year ended December 31, 2009	$620	$(16)	$(25)	$579
Year ended December 31, 2010	579	53	(153)	479
Year ended December 31, 2011	479	27	(74)	432

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
The Company is no longer subject to U.S. federal examinations for years before December 31, 2008; however, certain state and foreign tax returns are under examination by various regulatory authorities.
The Company continuously reviews issues that are raised from ongoing examinations and open tax years to evaluate the adequacy of its liabilities. As the various taxing authorities continue with their audit/examination programs, the Company will adjust its reserves accordingly to reflect these settlements.
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2011	2010
Balance at beginning of year	$85	$60
Additions based on tax positions related to the current year	2	22
Additions for tax positions of prior years	1	3
Reductions for tax positions of prior years	(1)	—
Settlements	(2)	—
Foreign currency translation	(5)	—
Balance at end of year	$80	$85
During the year ended December 31, 2011, the Company decreased the amount of its unrecognized tax benefits, including its accrual for interest and penalties, by $5, primarily as a result of favorable foreign currency movements. Increases in the unrecognized tax benefit for various intercompany transactions were offset by settlements and releases of unrecognized tax benefits upon completion of various audits. During the years ended December 31, 2011, 2010 and 2009, the Company recognized approximately $0, $1 and $1, respectively, in interest and penalties. The Company had approximately $27 accrued for the payment of interest and penalties at both December 31, 2011 and 2010.
$80 of unrecognized tax benefits, if recognized, would affect the effective tax rate. The Company anticipates recognizing a range of $1 to $33 of the total amount of unrecognized tax benefits, exclusive of interest, within the next 12 months as a result of negotiations with foreign jurisdictions and completion of foreign and U.S. state audit examinations.
16. Summarized Financial Information of Unconsolidated Affiliate

Summarized financial information of the unconsolidated affiliate HAI as of December 31, 2011 and 2010, and for the years ended December 31, 2011 and 2010 is as follows:

	As of December 31,
	2011	2010
Current assets	$35	$29
Non-current assets	13	13
Current liabilities	21	20
Non-current liabilities	—	—

	Year ended December 31,
	2011	2010
Net sales	$206	$163
Gross profit	49	34
Pre-tax income	29	16
Net income	29	16

The comparative data for the year ended December 31, 2009 has been omitted, as HAI was consolidated within the Company's Consolidated Financial Statements during this period.

17. Segment Information
The Company’s business segments are based on the products that the Company offers and the markets that it serves. At December 31, 2011, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins. A summary of the major products of the Company’s reportable segments follows:

•
Epoxy, Phenolic and Coating Resins: epoxy specialty resins, oil field products, versatic acids and derivatives, basic epoxy resins and intermediates, phenolic specialty resins and molding compounds, polyester resins, acrylic resins and vinylic resins

•	Forest Products Resins: forest products resins and formaldehyde applications
Changes in Reportable Segments in 2011
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
In the second quarter of 2011, the Company sold its CCR Business to PCCR, a subsidiary of Investindustrial, a European investment group. The CCR Business was previously included in the Coatings segment in 2010 and the Epoxy, Phenolic and Coating Resins segment beginning in 2011 as a result of the change in the Company’s reportable segments discussed above. The CCR Business is reported as a discontinued operation for all periods presented.
The Company’s organizational structure continues to evolve. The Company is also continuing to refine its operating structure to more closely link similar products, minimize divisional boundaries and improve its ability to serve multi-dimensional common customers. These refinements may result in future changes to the Company’s reportable segments.
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
Net Sales to Unaffiliated Customers for the years ended December 31(1)(2):

	2011	2010	2009
Epoxy, Phenolic and Coating Resins	$3,424	$2,990	$2,351
Forest Products Resins	1,783	1,607	1,198
Total	$5,207	$4,597	$3,549

Segment EBITDA for the years ended December 31(2):

	2011	2010	2009
Epoxy, Phenolic and Coating Resins(3)	$506	$491	$307
Forest Products Resins(4)	180	177	110
Corporate and Other	(51)	(61)	(50)

  Depreciation and Amortization Expense for the years ended December 31(2):

	2011	2010	2009
Epoxy, Phenolic and Coating Resins	$113	$111	$115
Forest Products Resins	49	47	45
Corporate and Other	5	6	7
Total	$167	$164	$167

Total Assets as of December 31(2):

	2011	2010
Epoxy, Phenolic and Coating Resins	$1,688	$1,812
Forest Products Resins	790	849
Corporate and Other	630	233
Discontinued Operations	—	243
Total	$3,108	$3,137
Capital Expenditures for the years ended December 31(2)(5):

	2011	2010	2009
Epoxy, Phenolic and Coating Resins	$89	$77	$52
Forest Products Resins	36	34	70
Corporate and Other	14	3	4
Total	$139	$114	$126

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.

(2)	The Company changed its segment reporting in the first quarter of 2011. Prior period balances have been recast to conform to the Company's current reportable segments.

(3)
Included in the Epoxy, Phenolic and Coating Resins Segment EBITDA are Earnings from unconsolidated affiliates, net of taxes of $16, $8 and $2 for the years ended December 31, 2011, 2010 and 2009, respectively.

(4)
Included in the Forest Products Resins Segment EBITDA are Earnings from unconsolidated entities, net of taxes of less than $1 for each of the years ended December 31, 2011, 2010 and 2009, respectively.

(5)	Excludes capital expenditures of discontinued operations. Includes capitalized interest costs that are incurred during the construction of property and equipment.

Reconciliation of Segment EBITDA to Net Income:

	Year Ended December 31,
	2011	2010	2009
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$506	$491	$307
Forest Products Resins	180	177	110
Corporate and Other	(51)	(61)	(50)

Reconciliation:
Items not included in Segment EBITDA
Terminated merger and settlement income, net	—	171	62
Asset impairments and other non-cash charges	(41)	(8)	(43)
Business realignment costs	(15)	(20)	(37)
Integration costs	(19)	—	—
Net income (loss) from discontinued operations	2	(3)	(30)
Other	(12)	(28)	(47)
Total adjustments	(85)	112	(95)
(Loss) gain on extinguishment of debt	—	(30)	224
Interest expense, net	(262)	(276)	(223)
Income tax (expense) benefit	(3)	(35)	8
Depreciation and amortization	(167)	(164)	(167)
Net income attributable to Momentive Specialty Chemicals Inc.	118	214	114
Net income attributable to noncontrolling interest	—	—	3
Net income	$118	$214	$117

Items not included in Segment EBITDA
Non-cash charges primarily represent asset impairments, stock-based compensation expense, accelerated depreciation on closing facilities and unrealized derivative and foreign exchange gains and losses. Net loss from discontinued operations represents the results of the IAR and CCR businesses.
In 2010, Terminated merger and settlement income, net primarily includes the pushdown of Apollo’s 2010 recoveries of $163 in insurance proceeds in 2010 related to the $200 settlement payment made by Apollo that was treated as a pushdown of shareholder expense in 2008 and the $8 in insurance settlements related to litigation arising from the terminated Huntsman merger. In 2009, Terminated merger and settlement expense, net includes the pushdown of Apollo’s recovery of $37 in insurance proceeds in 2009 related to the $200 settlement payment made by Apollo, as well as discounts on certain of the Company’s merger related service provider liabilities. This income was partially offset by legal and consulting costs and legal contingency accruals related to litigation arising from the terminated Huntsman merger.
Not included in Segment EBITDA are certain non-cash and certain non-recurring income or expenses. For 2011, these items consist of business optimization expenses, integration costs related to the Momentive Combination, retention program costs, business realignment costs primarily related to expenses from the Company’s productivity program, realized foreign exchange gains and losses and a gain recognized on the termination of an operator agreement with a customer. For 2010, these items consisted of business realignment costs primarily related to expenses from the Company’s productivity program, realized foreign exchange gains and losses and retention program costs. For 2009, these items consisted of business realignment costs primarily related to expense from the Company’s productivity program, asset impairments, retention program costs and realized foreign exchange gains and losses.
Geographic Information
Net Sales to Unaffiliated Customers for the years ended December 31(1):

	2011	2010	2009
United States	$2,130	$1,861	$1,366
Netherlands	1,051	938	846
Germany	402	347	282
Canada	304	244	165
Other international	1,320	1,207	890
Total	$5,207	$4,597	$3,549

(1)	Sales are attributed to the country in which the individual business locations reside.
Long-Lived Assets as of December 31:

	2011	2010
United States	$504	$497
Netherlands	237	251
Germany	101	118
Other international	367	401
Total	$1,209	$1,267
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
All of the subsidiary issuers and subsidiary guarantors are 100% owned by MSC. All guarantees are full and unconditional, and are joint and several, subject to certain customary release provisions set forth in the applicable indenture. There are no significant restrictions on the ability of the Company to obtain funds from its domestic subsidiaries by dividend or loan. While the Company’s Australian, New Zealand and Brazilian subsidiaries are restricted in the payment of dividends and intercompany loans due to the terms of their credit facilities, there are no material restrictions on the Company’s ability to obtain cash from the remaining non-guarantor subsidiaries.
This information includes allocations of corporate overhead to the combined non-guarantor subsidiaries based on net sales. Income tax expense has been provided on the combined non-guarantor subsidiaries based on actual effective tax rates.

MOMENTIVE SPECIALTY CHEMICALS INC.
Notes to Consolidated Financial Statements
(dollars in millions)
YEAR ENDED DECEMBER 31, 2011
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,246	$—	$—	$3,254	$(293)	$5,207
Cost of sales	1,856	—	—	2,910	(293)	4,473
Gross profit	390	—	—	344	—	734
Selling, general and administrative expense	110	—	—	225	—	335
Asset impairments	4	—	—	28	—	32
Business realignment costs	2	—	—	13	—	15
Other operating (income) expense, net	(20)	—	(1)	5	—	(16)
Operating income	294	—	1	73	—	368
Interest expense, net	69	150	—	43	—	262
Intercompany interest expense (income), net	121	(170)	(1)	50	—	—
Other non-operating expense (income), net	8	—	—	(5)	—	3
Income (loss) before income tax, earnings from unconsolidated entities	96	20	2	(15)	—	103
Income tax (benefit) expense	(8)	1	—	10	—	3
Income (loss) before earnings from unconsolidated entities	104	19	2	(25)	—	100
Earnings from unconsolidated entities, net of taxes	32	—	22	1	(39)	16
Net income (loss) from continuing operations	136	19	24	(24)	(39)	116
Net (loss) income from discontinued operations, net of tax	(18)	—	—	20	—	2
Net income (loss)	$118	$19	$24	$(4)	$(39)	$118

MOMENTIVE SPECIALTY CHEMICALS INC.
Notes to Consolidated Financial Statements
(dollars in millions)
YEAR ENDED DECEMBER 31, 2010
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,002	$—	$—	$2,934	$(339)	$4,597
Cost of sales	1,618	—	—	2,587	(339)	3,866
Gross profit	384	—	—	347	—	731
Selling, general and administrative expense	117	—	—	215	—	332
Terminated merger and settlement income, net	(171)	—	—	—	—	(171)
Business realignment costs	5	—	—	15	—	20
Other operating expense (income), net	6	—	—	(2)	—	4
Operating income	427	—	—	119	—	546
Interest expense, net	92	144	—	40	—	276
Loss on extinguishment of debt	7	5	—	18	—	30
Intercompany interest expense (income), net	123	(169)	(1)	47	—	—
Other non-operating (income) expense, net	(18)	8	—	6	—	(4)
Income before income tax, earnings from unconsolidated entities	223	12	1	8	—	244
Income tax (benefit) expense	(11)	10	—	36	—	35
Income (loss) before earnings from unconsolidated entities	234	2	1	(28)	—	209
(Loss) earnings from unconsolidated entities, net of taxes	(13)	—	(5)	—	26	8
Net income (loss) from continuing operations	221	2	(4)	(28)	26	217
Net (loss) income from discontinued operations, net of tax	(7)	—	—	4	—	(3)
Net income (loss)	$214	$2	$(4)	$(24)	$26	$214

MOMENTIVE SPECIALTY CHEMICALS INC.
Notes to Consolidated Financial Statements
(dollars in millions)
YEAR ENDED DECEMBER 31, 2009
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,418	$—	$—	$2,475	$(344)	$3,549
Cost of sales	1,248	—	—	2,173	(344)	3,077
Gross profit	170	—	—	302	—	472
Selling, general and administrative expense	81	—	—	224	—	305
Terminated merger and settlement (income) expense, net	(64)	—	—	2	—	(62)
Asset impairments	37	—	—	12	—	49
Business realignment costs	14	—	—	23	—	37
Other operating expense (income), net	7	—	(1)	1	—	7
Operating income	95	—	1	40	—	136
Interest expense, net	130	62	—	31	—	223
Gain on extinguishment of debt	(76)	(148)	—	—	—	(224)
Intercompany interest expense (income), net	67	(82)	(1)	16	—	—
Other non-operating (income) expense, net	(6)	7	1	(2)	—	—
(Loss) income before income tax, earnings from unconsolidated entities	(20)	161	1	(5)	—	137
Income tax (benefit) expense	(4)	6	—	(10)	—	(8)
(Loss) income before earnings from unconsolidated entities	(16)	155	1	5	—	145
Earnings from unconsolidated entities, net of taxes	145	—	2	2	(147)	2
Net income from continuing operations	129	155	3	7	(147)	147
Net loss from discontinued operations, net of tax	(12)	—	—	(18)	—	(30)
Net income (loss)	117	155	3	(11)	(147)	117
Net income attributable to noncontrolling interest	(3)	—	—	—	—	(3)
Net income (loss) attributable to Momentive Specialty Chemicals Inc.	$114	$155	$3	$(11)	$(147)	$114

MOMENTIVE SPECIALTY CHEMICALS INC.
Notes to Consolidated Financial Statements
(dollars in millions)
DECEMBER 31, 2011
CONDENSED CONSOLIDATING BALANCE SHEET

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents (including restricted cash of $0 and $3, respectively)	$221	$—	$—	$210	$—	$431
Short-term investments	—	—	—	7	—	7
Accounts receivable, net	206	—	—	386	—	592
Inventories:
Finished and in-process goods	116	—	—	138	—	254
Raw materials and supplies	33	—	—	70	—	103
Other current assets	27	—	—	45	—	72
Total current assets	603	—	—	856	—	1,459
Other assets	107	36	40	89	(103)	169
Property and equipment, net	504	—	—	705	—	1,209
Goodwill	93	—	—	74	—	167
Other intangible assets, net	59	—	—	45	—	104
Total assets	$1,366	$36	$40	$1,769	$(103)	$3,108
Liabilities and (Deficit) Equity
Current liabilities
Accounts and drafts payable	$134	$—	$—	$259	$—	$393
Intercompany accounts (receivable) payable	(24)	(42)	1	65	—	—
Debt payable within one year	17	—	—	100	—	117
Intercompany loans payable (receivable)	35	—	—	(35)	—	—
Loans payable to affiliates	2	—	—	—	—	2
Interest payable	14	44	—	3	—	61
Income taxes payable	1	—	—	14	—	15
Accrued payroll and incentive compensation	26	—	—	31	—	57
Other current liabilities	69	—	—	63	—	132
Total current liabilities	274	2	1	500	—	777
Long-term debt	1,134	1,688	—	598	—	3,420
Intercompany loans payable (receivable)	1,254	(1,903)	(16)	665	—	—
Long-term pension and post employment benefit obligations	99	—	—	124	—	223
Deferred income taxes	30	2	—	40	—	72
Other long-term liabilities	116	6	—	34	—	156
Advance from affiliates	225	—	—	—	—	225
Total liabilities	3,132	(205)	(15)	1,961	—	4,873
Total Momentive Specialty Chemicals Inc. shareholder's (deficit) equity	(1,766)	241	55	(193)	(103)	(1,766)
Noncontrolling interest	—	—	—	1	—	1
Total (deficit) equity	(1,766)	241	55	(192)	(103)	(1,765)
Total liabilities and (deficit) equity	$1,366	$36	$40	$1,769	$(103)	$3,108

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

MOMENTIVE SPECIALTY CHEMICALS INC.
Notes to Consolidated Financial Statements
(dollars in millions)
YEAR ENDED DECEMBER 31, 2011
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Momentive Specialty Chemicals Inc.		Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(72)		$8	$19	$196		$—	$151
Cash flows provided by (used in) investing activities
Capital expenditures	(74)		—	—	(65)		—	(139)
Capitalized interest	(1)		—	—	—		—	(1)
Purchases of debt securities, net	—		—	—	(2)		—	(2)
Change in restricted cash	—		—	—	3		—	3
Proceeds from the return of capital from subsidiary	69	(a)	—	—	—		(69)	—
Dividends from subsidiaries	60		—	—	—		(60)	—
Capital contribution to subsidiary	(11)		—	(19)	—		30	—
Proceeds from the sale of businesses, net of cash transferred	49		—	—	124		—	173
Proceeds from the sale of assets	2		—	—	1		—	3
Dividends from unconsolidated affiliates, net of funds remitted	12		—	12	(4)		(12)	8
	106		—	(7)	57		(111)	45
Cash flows provided by (used in) financing activities
Net short-term debt (repayments) borrowings	(7)		—	—	21		—	14
Borrowings of long-term debt	164		—	—	332		—	496
Repayments of long-term debt	(182)		—	—	(356)		—	(538)
Repayments of affiliated debt	(80)		—	—	(20)		—	(100)
Return of capital to parent	—		—	—	(69)	(a)	69	—
Net intercompany loan borrowings (repayments)	51		4	—	(55)		—	—
Capital contribution from parent	189		—	—	30		(30)	189
Payments of dividends on common stock	(2)		(12)	(12)	(48)		72	(2)
Long-term debt and credit facility financing fees	(2)		—	—	—		—	(2)
	131		(8)	(12)	(165)		111	57
Effect of exchange rates on cash and cash equivalents	—		—	—	(5)		—	(5)
Increase in cash and cash equivalents	165		—	—	83		—	248
Cash and cash equivalents (unrestricted) at beginning of year	56		—	—	124		—	180
Cash and cash equivalents (unrestricted) at end of year	$221		$—	$—	$207		$—	$428

(a)
During the year ended December 31, 2011, Momentive Specialty Chemicals Inc. contributed receivables of $69 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the year ended December 31, 2011, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Momentive Specialty Chemicals Inc. by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined non-guarantor subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and Momentive Specialty Chemicals Inc., respectively.

MOMENTIVE SPECIALTY CHEMICALS INC.
Notes to Consolidated Financial Statements
(dollars in millions)
YEAR ENDED DECEMBER 31, 2010
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Momentive Specialty Chemicals Inc.		Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(465)		$19	$—	$491		$—	$45
Cash flows provided by (used in) investing activities
Capital expenditures	(52)		—	—	(67)		—	(119)
Capitalized interest	—		—	—	(1)		—	(1)
Proceeds from matured debt securities, net	—		—	—	4		—	4
Change in restricted cash	—		—	—	2		—	2
Proceeds from the return of capital from subsidiary	367	(a)	—	—	—		(367)	—
Dividends from subsidiaries	18		—	1	—		(19)	—
Deconsolidation of variable interest entity	—		—	—	(4)		—	(4)
Proceeds from the sale of assets	6		—	—	8		—	14
Investment in unconsolidated affiliates, net	—		—	4	1		—	5
	339		—	5	(57)		(386)	(99)
Cash flows provided by (used in) financing activities
Net short-term debt borrowings (repayments)	3		—	—	(10)		—	(7)
Borrowings of long-term debt	290		1,433	—	633		—	2,356
Repayments of long-term debt	(1,108)		(406)	—	(663)		—	(2,177)
Repayments of affiliated debt	(3)		—	—	—		—	(3)
Return of capital to parent	—		—	—	(367)	(a)	367	—
Net intercompany loan borrowings (repayments)	987		(973)	—	(14)		—	—
Payments of dividends on common stock	—		(10)	(5)	(4)		19	—
Long-term debt and credit facility financing fees	(9)		(63)	—	—		—	(72)
	160		(19)	(5)	(425)		386	97
Effect of exchange rates on cash and cash equivalents	—		—	—	2		—	2
Increase in cash and cash equivalents	34		—	—	11		—	45
Cash and cash equivalents (unrestricted) at beginning of year	22		—	—	113		—	135
Cash and cash equivalents (unrestricted) at end of year	$56		$—	$—	$124		$—	$180

(a)
In March, June, September and December 2010, Momentive Specialty Chemicals Inc. contributed receivables of $100, $100, $107 and $67, respectively to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the year ended December 31, 2010, the non-guarantor subsidiary sold $374 of the contributed receivables to affiliates of Apollo for net cash of $367. The cash proceeds were returned to Momentive Specialty Chemicals Inc. by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined non-guarantor subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and Momentive Specialty Chemicals Inc., respectively.

MOMENTIVE SPECIALTY CHEMICALS INC.
Notes to Consolidated Financial Statements
(dollars in millions)
YEAR ENDED DECEMBER 31, 2009
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Momentive Specialty Chemicals Inc.		Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(197)		$(16)	$—	$568		$—	$355
Cash flows provided by (used in) investing activities
Capital expenditures	(38)		—	—	(93)		—	(131)
Capitalized interest	—		—	—	(5)		—	(5)
Purchases of debt securities, net	—		—	—	(2)		—	(2)
Change in restricted cash	—		—	—	2		—	2
Proceeds from the return of capital from subsidiary	392	(a)	—	—	—		(392)	—
Dividend from subsidiary	6		—	5	—		(11)	—
Proceeds from the sale of assets	4		—	—	—		—	4
	364		—	5	(98)		(403)	(132)
Cash flows (used in) provided by financing activities
Net short-term debt repayments	(2)		—	—	(8)		—	(10)
Borrowings of long-term debt	587		—	—	568		—	1,155
Repayments of long-term debt	(690)		(24)	—	(690)		—	(1,404)
Borrowings of affiliated debt	84		—	—	20		—	104
Return of capital to parent	—		—	—	(392)	(a)	392	—
Purchase of note receivable due from parent	—		—	—	(24)		—	(24)
Payments of dividends on common stock	(10)		—	(5)	(6)		11	(10)
Long-term debt and credit facility financing fees	(5)		—	—	—		—	(5)
Deconsolidation of noncontrolling interest in variable interest entity	(24)		—	—	—		—	(24)
Net intercompany loan (repayments) borrowings	(108)		40	—	68		—	—
Payment of dividends to non-controlling interest	—		—	—	(4)		—	(4)
	(168)		16	(5)	(468)		403	(222)
Effect of exchange rates on cash and cash equivalents	—		—	—	13		—	13
(Decrease) increase in cash and cash equivalents	(1)		—	—	15		—	14
Cash and cash equivalents (unrestricted) at beginning of year	23		—	—	98		—	121
Cash and cash equivalents (unrestricted) at end of year	$22		$—	$—	$113		$—	$135

(a)
In March, June, September, November and December 2009, Momentive Specialty Chemicals Inc. contributed receivables of $70, $85, $110, $33 and $104, respectively to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the year ended December 31, 2009, the non-guarantor subsidiary sold $402 of the contributed receivables to affiliates of Apollo for net cash of $392. The cash proceeds were returned to Momentive Specialty Chemicals Inc. by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined non-guarantor subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and Momentive Specialty Chemicals Inc., respectively.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of
Momentive Specialty Chemicals Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Momentive Specialty Chemicals Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Columbus, Ohio
March 2, 2012

Schedule II – Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Additions		Deductions	Balance at End of Period
		Charged to cost and expenses(1)	Charged to other accounts
Allowance for Doubtful Accounts:
Year ended December 31, 2011	$24	$(2)	$—	$(3)	$19
Year ended December 31, 2010	24	6	—	(6)	24
Year ended December 31, 2009	23	7	—	(6)	24
Reserve for Obsolete Inventory:
Year ended December 31, 2011	$9	$6	$—	$(8)	$7
Year ended December 31, 2010	10	9	—	(10)	9
Year ended December 31, 2009	8	5	—	(3)	10

(1)
Includes the impact of foreign currency translation. For the year ended December 31, 2011, amount also includes the release of a $4 allowance for doubtful accounts previously charged to cost and expense during the year ended December 31, 2010.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A - CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, we, under the supervision and with the participation of our Disclosure Committee and our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.
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
We have assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (COSO). Based on our assessment, we have concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective based on those criteria.
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
None

PART III
ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors, Executive Officers, Promoters and Control Persons
Set forth below are the names, ages and current positions of our executive officers and directors as of February 1, 2012.

Name	Age	Position
Craig O. Morrison	56	Director, Chairman, President and Chief Executive Officer
William H. Carter	58	Director, Executive Vice President and Chief Financial Officer
Robert V. Seminara	40	Director
Jordan C. Zaken	37	Director
David B. Sambur	31	Director
Joseph P. Bevilaqua	56	Executive Vice President, President – Epoxy, Phenolic and Coating Resins Division
Dale N. Plante	54	Executive Vice President, President – Forest Products Division
Judith A. Sonnett	55	Executive Vice President, Human Resources
Kevin W. McGuire	52	Executive Vice President – Business Processes and IT
Nathan E. Fisher	46	Executive Vice President – Procurement
Anthony B. Greene	52	Executive Vice President – Business Development and Strategy
Douglas A. Johns	54	Executive Vice President and General Counsel
Karen E. Koster	49	Executive Vice President – Environmental, Health & Safety
George F. Knight	54	Senior Vice President – Finance and Treasurer
Craig O. Morrison was elected President and Chief Executive Officer and a director effective March 25, 2002 and was named Chairman of the Board of Directors on June 1, 2005. He also serves as President and CEO and a director of Momentive Performance Materials Inc. and Momentive Performance Materials Holdings LLC, having been elected to those positions on October 1, 2010. Prior to joining our Company, he served as President and General Manager of Alcan Packaging's Pharmaceutical and Cosmetic Packaging business from 1999 to 2002. From 1993 to 1998 he was President and General Manager for Van Leer Containers, Inc. Prior to joining Van Leer Containers, Mr. Morrison served in a number of management positions with General Electric's Plastics division from March 1990 to November 1993, and as a consultant with Bain and Company from 1987 to 1990. He is a member of the Environmental, Health and Safety and Executive Committees of the Board of Managers of Momentive Holdings. Mr. Morrison's position as President and Chief Executive Officer, his extensive management experience, and his skills in business leadership and strategy qualify him to serve on our Board of Directors.
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
Robert V. Seminara was elected a director of the Company on August 12, 2004. Mr. Seminara is a Partner at Apollo, where he has worked since January 2003. From June 1996 to January 2003, Mr. Seminara served as an officer in the private equity investment group at Evercore Partners LLC, where he held the title Managing Director. He is Chairman of the Audit Committee of the Board of Directors of the Company and of Momentive Performance Materials Holdings LLC's Board of Managers. He is also a director of Apollo portfolio companies Berry Plastics Group and Skylink Aviation Inc. Within the past five years he also served as a director of Covalence Specialty Materials Corp. and World Kitchen, Inc., also Apollo portfolio companies. In light of our ownership structure and Mr. Seminara's position with Apollo and his extensive financial and business experience, we believe it is appropriate for Mr. Seminara to serve as a director of the Company.
Jordan C. Zaken was elected a director of the Company on June 29, 2005. Mr. Zaken is a Partner at Apollo, where he has worked since 1999. Prior to that time, Mr. Zaken was employed by Goldman, Sachs & Co. in its Mergers and Acquisitions Department. He also is a director of Apollo portfolio companies: Momentive Performance Materials Inc., Momentive Performance Materials Holdings LLC, Verso Paper Corp, and Verso Paper Holdings, LLC. Within the past five years, Mr. Zaken was a director of Parallel Petroleum Corporation. He is the Chairman of the Compensation Committee of the Board of Directors of the Company. He is also a member of the Environmental, Health and Safety Committee, the Executive Committee, Audit Committee, and Chair of the Compensation Committee of the Board of Managers of Momentive Performance Materials Holdings LLC. In light of our ownership structure and Mr. Zaken's extensive finance and business experience, we believe it is appropriate for Mr. Zaken to serve as a director of the Company.

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
Dale N. Plante was elected an Executive Vice President and appointed President of the Forest Products Division on September 1, 2008. In this role, Mr. Plante is responsible for the Company's global forest products resins and formaldehyde businesses, as well as our Australian-based Additive Technology Group additives business. Mr. Plante has held a number of assignments with increasing responsibility in his thirty years in the forest products sector with the Company and its predecessors. Prior to becoming President of the Forest Products division, in 2005 Mr. Plante relocated from Canada to Rotterdam to become the Managing Director of Forest Products and Formaldehyde - Europe. In 2007, Mr. Plante was promoted to Vice President and Managing Director of Forest Products and Formaldehyde - Europe. Prior to 2005, Mr. Plante was located in Canada working for the Company's Canadian subsidiary and, from 2004-2005 was North American Sales Manager - Wood Fiber.
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
Douglas A. Johns was elected Executive Vice President and General Counsel on October 1, 2010. He also serves as Executive Vice President, General Counsel and Secretary of Momentive Performance Materials Inc. and Momentive Performance Materials Holdings LLC. Mr. Johns joined Momentive Performance Materials Inc. as General Counsel and Secretary upon its formation on December 4, 2006. He was promoted to Executive Vice President on October 1, 2010. Prior to that time, Mr. Johns served as General Counsel for GE Advanced Materials, a division of the General Electric Company (“GE”) from 2004 to December 2006. Mr. Johns began his career as a trial lawyer at the U.S. Department of Justice and was in private practice before joining GE in 1991, where he served as Senior Counsel for global regulatory and environmental matters and Senior Business Counsel at GE Plastics' European headquarters in Bergen Op Zoom, The Netherlands from 2001 to 2004.
Karen E. Koster was elected Executive Vice President—Environmental, Health & Safety effective August 8, 2011. Ms. Koster also serves in that capacity for MPM. Prior to joining the Company, Ms. Koster held various environmental services and legal management roles at Cytec Industries where, from August 2002, she served as Vice President, Safety, Health and Environment.
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

ITEM 11 - EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Oversight of the Executive Compensation Program
The Compensation Committee of our Board of Directors (the “Committee”) is responsible for establishing and monitoring compliance with our executive compensation philosophy. Our overarching goal is that the compensation and benefits provided to executives are reasonable, internally fair and externally competitive. The Committee has the authority to approve all executive compensation and benefit programs.
The Committee sets the principles and strategies that guide the design of our executive compensation program. It annually evaluates the performance and compensation levels of the Chief Executive Officer (the “CEO”) and each of the executive officers who report directly to the CEO. Based on this evaluation, the Committee establishes and approves each executive's compensation level, including base salary, annual incentive opportunities and long-term incentive opportunities.
Throughout this discussion, we refer to the executives named in the Summary Compensation Table in Part III, Item 11 of this Annual Report as our Named Executive Officers. Our Named Executive Officers for 2011 are: Craig O. Morrison, President and Chief Executive Officer; William H. Carter, Executive Vice President and Chief Financial Officer; Joseph P. Bevilaqua, Executive Vice President, President, Epoxy, Phenolic and Coating Resins Division; Judith A. Sonnett, Executive Vice President, Human Resources; and Dale Plante, Executive Vice President, President, Forest Products Resins Division. We also refer to our CEO and the executives who report directly to him as the “Senior Leadership Team.” Our Senior Leadership Team is currently comprised of 12 individuals, including our five Named Executive Officers.
Shared Services Agreement
On October 1, 2010 in connection with the closing of the Momentive Combination, we entered into the Shared Services Agreement with Momentive Performance Materials Inc. (“MPM”), pursuant to which, MPM provides to us, and we provide to MPM, a range of services, including the services of certain executives and employees on a shared basis. This agreement was amended effective March 17, 2011 and expires in October 2015 (subject to one-year renewals every year thereafter, absent contrary notice from either party and subject to termination by either MPM or the Company, without cause, on not less than thirty days prior written notice subject to a one year transition assistance period.) Under this arrangement, we provide MPM with the executive services of Mr. Morrison, Mr. Carter and Ms. Sonnett and certain other members of our Senior Leadership Team (while they continue to be employed by, and provide services to, MSC) and MPM provides the executive services of certain members of their Senior Leadership Team (while they continue to be employed by, and provide services to, MPM). In addition, under this agreement, MPM provides to us, and we provide to MPM, the services of various other executives and employees on a shared basis. Pursuant to the Shared Services Agreement, the fully burdened costs (including associated overhead costs) of the executives and other employees that MPM provides to us and we provide to MPM are allocated 51% to us and 49% to MPM, respectively, according to an agreed upon methodology, except to the extent that 100% of any cost is demonstrably attributable to or for the benefit of either MPM or us, in which case the entire cost is allocated to such party. Fully burdened costs for shared employees include salary, bonus, cash grants under annual incentive compensation plans, costs under health care, life insurance, pension, retirement, deferred compensation and severance plans and associated overhead, calculated in accordance with accounting policies and procedures approved, from time to time, by the parties. Monthly net payments are made under the Shared Services Agreement based on estimated total allocated costs for all services. Following the end of each quarter, an additional payment is made, if necessary, based on a reconciliation of estimated costs to actual costs for such quarter. We expect that the Momentive Combination, including the Shared Services Agreement, will result in significant synergies for us. For additional details regarding the Shared Services Agreement, see Item 13 “Certain Relationships and Related Transactions, and Director Independence” of this Annual Report on Form 10-K.
Global Total Rewards Strategy
In 2011, as a result of the Momentive Combination, the Senior Leadership Teams of the Company and MPM recommended the establishment of a unified Global Total Rewards Strategy that identifies target positioning for base salaries, short-term incentives, long-term incentives, health and welfare and retirement benefits relative to competitive practices globally. This strategy was implemented by the Committee and used as the basis for certain U.S. compensation and executive retirement and other benefit plan changes made in 2011 in order to provide competitive compensation and benefits for both companies. Details on 2011 executive compensation and retirement plans are discussed below.
Executive Compensation Philosophy and Objectives
Our executive compensation program is designed to focus our CEO and the Senior Leadership Team on our key strategic, financial and operational goals that will translate into long-term value creation for our shareholders. As a result, we believe that the compensation packages we provide to executives should include a mix of short-term cash-based awards that encourage the achievement of annual goals, and long-term cash and equity-based elements that reward sustained business performance and encourage management stability.
The Committee also believes that equity-based awards play an important role in creating incentives for our executives to maximize Company performance and further align the interests of our executives with those of our shareholders. The Company's employees participate in equity-based plans sponsored by Momentive Holdings and MSC Holdings, and our Named Executive Officers have received awards under such plans. These awards are factored into the executive compensation program established by the Committee.

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
Our general philosophy is to set base salaries at levels comparable to the general market for the given position, and provide the opportunity for short-term and long-term incentive compensation that will exceed the general market when performance exceeds the target levels.
Roles and Responsibilities
The Committee makes all final decisions regarding the compensation of our Senior Leadership Team, including our Named Executive Officers, and is also responsible for approving new compensation programs, and changes to existing compensation programs. These decisions, other than decisions regarding their own compensation, are based on recommendations made by the CEO and the Executive Vice President of Human Resources. The Committee uses its discretion and judgment in accepting or modifying management's recommendations in making its final compensation decisions.
Use of Compensation Data
In order to obtain a general understanding of current compensation practices when setting compensation levels for our Named Executive Officers and members of the Senior Leadership Team, the Committee considers broad-based competitive market data on total compensation packages provided to executives with similar responsibilities at comparable companies within the chemical industry, as well as companies with similar revenues and operational complexity outside the chemical industry. We also use a variety of third party salary surveys, including Hewitt Executive Compensation and Towers Watson Executive Compensation Surveys. Such compensation data is reviewed in the context of the executive's scope of responsibility, his or her specific role in value creation and overall contributions to Company performance. When making individual compensation decisions, the Committee reviews each executive's total compensation data, which includes base salary, target and actual annual incentive compensation and long-term incentive compensation, including equity ownership.
Advisory “Say-on-Pay” Vote
The Company is not currently required to hold a shareholder advisory “say-on-pay” vote. Apollo is the Company's controlling shareholder and Apollo and its representatives are actively involved in making recommendations regarding the structure of our executive compensation program and the amounts payable to our Named Executive Officers thereunder.
Executive Compensation Components
The following paragraphs describe and analyze the essential components of our executive compensation program which are as follows: base salaries, annual incentive awards, long-term incentive awards, retirement benefits, international assignment compensation and severance benefits.
1. Base Salaries
We provide our Named Executive Officers and members of our Senior Leadership Team with an annual, fixed base salary commensurate with their professional status, accomplishments, scope of responsibility, overall impact on the organization, and the size and complexity of the business or functional operations they manage. The Committee reviews our Named Executive Officer's base salary levels annually in conjunction with the annual performance review conducted globally for all non-bargained salaried employees. In addition, the Committee reviews base salaries in conjunction with promotions or significant changes in job responsibilities of the Senior Leadership Team. When approving increases to base salaries, the Committee considers many factors including job performance, total target compensation, impact on value creation and the competitive marketplace. In the second quarter of 2011, Messrs. Morrison, Carter and Plante each received increases in their base salary levels (5.26%, 4.0%, and 4.0%, respectively) based upon the Committee's review of their 2010 performance against goals. Mr. Bevilaqua and Ms. Sonnett did not receive base salary increases in 2011 due to the salary adjustments they received in October 2010 in connection with the Momentive Combination. Each of our Named Executive Officers will be considered for a base salary increase in 2012.
2. Annual Incentive Awards
The purpose of our annual incentive program is to provide a short-term performance incentive and to reward participants for delivering increased value to the organization against specific financial and other critical business objectives. In addition to the annual cash incentive plan, from time to time the CEO may recommend discretionary cash bonuses to reward exemplary performance, for retention purposes or in connection with a new hiring or promotion. The CEO's discretionary bonus recommendations are made to the Committee for consideration and approval.
Our annual incentive plan awards are targeted at a level that, when combined with base salaries and other components of our total rewards program, is intended to yield total annual compensation that is competitive in the marketplace, while performance above the target is intended to yield total annual compensation above the market median. The performance targets for the applicable components of the annual incentive plan are identical for executives and other eligible, salaried employees. We strive to set annual incentive award targets that are achievable only through strong performance, believing that this motivates our executives and other participants to deliver ongoing value creation, while allowing the Company to attract and retain a highly talented Senior Leadership Team.

Annual incentive award targets are determined in connection with the development of an overall budget for Momentive Holdings and its subsidiaries. Performance measures can consider a number of factors, such as our prior-year performance; current market trends; anticipated synergies; integration efforts around acquired assets or businesses; potential pricing actions; raw material projections; the realization of planned productivity initiatives; expansion plans; new product development; and other strategic factors that could potentially impact operations.
The 2011 Annual Incentive Compensation Plan

In early 2011, the Committee, the Compensation Committee of the Board of Managers of Momentive Holdings (the “Momentive Holdings Committee”) and the Compensation Committee of MPM (the “MPM Committee”) each approved the 2011 annual incentive compensation plan for employees of the Company, MPM and their subsidiaries (the “2011 ICP”). Under the 2011 ICP, our Named Executive Officers and members of our Senior Leadership Team had the opportunity to earn cash bonus compensation based upon the achievement of certain performance targets established with respect to the plan. The performance targets were established based on the following performance criteria:

•	“Segment EBITDA” - Earnings before interest, taxes, depreciation and amortization, adjusted to exclude certain non-cash, certain other income and expenses and discontinued operations,

•	Cash flow,

•	Environmental, health & safety “EH&S” performance goals, and

•	“Momentive Combination Synergies” - the achievement of cost savings related to the Shared Services Agreement.
In 2011, as a result of the Momentive Combination and in recognition of the fact that our Named Executive Officers, most of our Senior Leadership Team and many other Company associates now also have responsibilities for, or provide services to, MPM under the Shared Services Agreement, the targets under the 2011 ICP for Segment EBITDA, cash flow, EH&S statistics, and Momentive Combination Synergies for our executive officers with non-divisional roles were based upon the combined results of the Company and MPM (the “Combined Opcos”) rather than on the results of the Company only. Targets for our executive officers with divisional responsibilities were based primarily on the division's results.

Segment EBITDA was used as the primary profitability measure for determining the level of financial performance for management and executive annual incentive compensation purposes. Segment EBITDA of the Combined Opcos (“Combined Opco EBITDA”) corresponds to the sum of MSC Segment EBITDA as defined herein and MPM Combined Adjusted EBITDA, excluding pro forma savings from the Shared Services Agreement, as defined in the MPM 2011 Annual Report. See Item 7 of Part II of this Annual Report on Form 10-K for a reconciliation of MSC Segment EBITDA to Net Income (loss). See Item 7 of Part II of the 2011 MPM Annual Report for a reconciliation of Net Income (loss) to MPM Combined Adjusted EBITDA, excluding pro forma savings from the Shared Services Agreement.
The Segment EBITDA target for the annual incentive plan was set based upon factors including, but not limited to, competitive business dynamics in the markets, raw material trends, anticipated business unit growth, anticipated cost synergies and business unit budget projections. For the 2011 ICP, the targeted Combined Opco EBITDA was $1,207 million, which included targeted MSC Segment EBITDA of $675 million. The targeted MSC Segment EBITDA represented an increase of $41 million, or approximately 6% over MSC's actual 2010 Segment EBITDA primarily due to our forecasts in early 2011 of growth across most product lines as a result of anticipated continued economic recovery.
Cash flow encompasses EBITDA, net trading capital improvement and/or usage, capital spending and interest paid along with other smaller operating cash flow items such as income taxes paid and pension contributions. The purpose of this component is to increase focus on cost control and cost reduction actions to preserve an adequate amount of liquidity to fund operations and capital expenditures, service debt and ultimately sustain the business through difficult economic cycles. The cash flow targets were established as a result of budget projections. For the 2011 ICP, the targeted cash flow of the Combined Opcos (the “Combined Opco Cash Flow”) was $254 million, which included targeted MSC cash flow of $113 million. The targeted MSC cash flow represented an increase of $232 million over MSC's actual 2010 cash flow, primarily due to our forecasts in early 2011 of much lower anticipated investment in working capital in 2011 than in 2010. The Segment EBITDA and cash flow measurements acted independently such that a payout of one element is possible even if the minimum target threshold for the other is not achieved. We believe this design encouraged continued focus on critical cash constraints.
As a chemical manufacturer, our operations involve the use of hazardous materials, and are subject to extensive environmental regulation. As a result, EH&S is a critical focus for all associates. For the 2011 ICP, EH&S targets were measured based upon achievement of two equally- weighted goals: reducing occupational illness and injury rates (“OIIR”) and lost time incident rates (“LTIR”). The EH&S statistics for the Combined Opcos (the “Combined Opco EH&S Goals”) for the 2011 ICP were an OIIR of 0.83 and an LTIR of 0.45. These goals represent an 11% and 8% improvement, respectively, over prior year actual statistics.
To encourage the achievement of cost savings from the Momentive Combination and under the Shared Services Agreement, a synergies target was added to the 2011 ICP as a new component. The 2011 Momentive Combination Synergies target was set at $50 million, based upon projections made at the time of the Momentive Combination.
The performance criteria for participants were weighted by component. Our executive officers had 50% of their incentive compensation tied to achieving Combined Opco and/or division Segment EBITDA targets, 10% tied to the achievement of Combined Opco or division EH&S goals, 30% tied to the achievement of Combined Opco or division cash flow targets, and 10% tied to the achievement of Momentive Combination Synergies of the Combined Opco. These weightings are the same as prior year plan designs; however, the Committee reduced the previous cash flow weighting by 10% to provide for the new Momentive Combination Synergies performance criteria.
The minimum thresholds for Segment EBITDA, cash flow and Momentive Combination Synergies were set at 90%, 80% and 60% of the targets, respectively, and the maximum thresholds were set at 110%, 120% and 140% of the targets, respectively. The payout for achieving the minimum threshold was 50% of the allocated target award for the component and the payout for the maximum threshold was 175% or 200% of the allocated target award, depending on the executive's position. The payout for achieving the target for either EH&S component was 50% of the allocated target award for this component. These achievement and payout metrics are substantially similar to those in prior year plan designs, which the Committee has found effective in accomplishing the purpose of the plan.
The Segment EBITDA, cash flow and Momentive Combination Synergies elements under the 2011 ICP acted independently such that a payout of one element was possible even if the minimum target threshold for the other was not achieved. However, any payout for achievement of an EH&S target, since it is not self-funding, was contingent upon the achievement of the applicable Combined Opco or division Segment EBITDA target.
Each participant's incentive target award under the 2011 ICP was based on a percentage of his or her base salary. The following table summarizes the 2011 targets and performance components, including individual goals and weightings, for each of our Named Executive Officers.

Name	Incentive Target (% of Base Salary)	Award Payout Range (% of Incentive Target)	Performance Components Individual Goals	Weight	2011 Payout by Performance Component ($)
C. Morrison	100%	50% - 200%	Combined Opco EBITDA	50%	—
			Combined Opco EH&S Goals	10%	—
			Combined Opco Cash Flow	30%	—
			Momentive Combination Synergies	10%	106,000
W. Carter	80%	50% - 200%	Combined Opco EBITDA	50%	—
			Combined Opco EH&S Goals	10%	—
			Combined Opco Cash Flow	30%	—
			Momentive Combination Synergies	10%	60,465
J. Bevilaqua	80%	50% - 200%	Combined Opco EBITDA	10%	—
			Division EBITDA	40%	110,000
			Division EH&S Goals	10%	27,500
			Division Cash Flow	30%	149,292
			Momentive Combination Synergies	10%	46,640
J. Sonnett	60%	50% - 200%	Combined Opco EBITDA	50%	—
			Combined Opco EH&S Goals	10%	—
			Combined Opco Cash Flow	30%	—
			Momentive Combination Synergies	10%	25,440
D. Plante	70%	50% - 200%	Combined Opco EBITDA	10%	—
			Division EBITDA	40%	62,061
			Division EH&S Goals	10%	15,515
			Division Cash Flow	30%	101,818
			Momentive Combination Synergies	10%	25,697

We believe that our Division Presidents’ incentive compensation must have a strong tie to their division’s performance where they have the greatest impact and closest line of sight and therefore, 80% of their targets were tied to their division’s results. Please see “Determining Compensation for our Named Executive Officers” below for a description of each Named Executive Officer’s performance against the 2011 ICP goals.
3. Long-term Incentive Awards
Equity Awards
From time to time, grants of equity-based awards may be made to our Named Executive Officers, other members of the Senior Leadership Team and other eligible associates. Because we do not have publicly-traded securities, our long-term incentive strategy includes the use of periodic large grants rather than on-going annual grants of equity. The purpose of equity awards is to provide an incentive toward a long-term projected value and to reward the participants for planning and delivering that long-term value. The equity incentive awards granted prior to the Momentive Combination covered equity securities of our parent, MSC Holdings and are generally subject to time-based or performance-based vesting requirements. Time-based awards function as a retention incentive, while performance-based awards are linked to the attainment of specific long-term objectives.
The Company has granted equity-based awards to our Named Executive Officers under the 2004 Stock Incentive Plan (the “2004 Stock Plan”), the 2004 Deferred Compensation Plan (the “2004 DC Plan”), the 2007 Long-Term Incentive Plan (the “2007 Long-Term Plan”), and the 2011 Equity Plan. The material terms of awards made to our Named Executive Officers under any of these plans are further described in the Narrative to the Outstanding Equity Awards Table. At the time of the Momentive Combination, all outstanding equity-based awards that covered common units of MSC Holdings were converted on a one-for-one basis to cover units of Momentive Holdings.

The 2011 Equity Plan
In February 2011, the Compensation Committee of the Board of Managers of Momentive Holdings (the “Momentive Holdings Committee”) approved a new long-term equity incentive plan for employees and directors of the Company and MPM (the “2011 Equity Plan”). The 2011 Equity Plan was adopted to address the concern that many of the Company's key managers at the time did not hold a meaningful or any equity stake in Momentive Holdings, and the fact that management's overall ownership interest in Momentive Holdings was relatively small. Grants under the 2011 Equity Plan are denominated in Momentive Holdings common units. Under the 2011 Equity Plan, participants may receive grants of common units, restricted units, restricted deferred units, unit options and other unit-based awards. Grants of restricted deferred units of Momentive Holdings and options to purchase units of Momentive Holdings were made in February 2011 to a select group of Company leaders, including our Named Executive Officers. The amount of each award was based on the executive's scope of responsibility, long-term potential, retention risk and/or impact on value creation. The awards also varied depending upon the grantees’ existing equity holdings, as the Momentive Holdings Committee sought to harmonize equity ownership positions among key executives of MSC and MPM based on the factors above. The awards made pursuant to the 2011 Equity Plan are generally subject to time-based or performance -based vesting requirements. The time -based awards require continued service and function as a retention incentive, while the performance-based awards vest upon the achievement of certain unit prices following certain transactions involving Momentive Holdings, which we believe provides both a retention incentive and encourages the attainment of specific long-term financial objectives. The material terms of the grants made to our Named Executive Officers under the 2011 Equity Plan are further described in the Narrative to the Grants of Plan-Based Awards Table.
Long-Term Cash Awards
The Committee may, from time to time, adopt long-term cash award plans for our Named Executive Officers, other members of the Senior Leadership Team and other eligible associates. The purpose of cash based long-term incentive plans is to provide a definite value to the executive after a multi-year period upon the achievement of financial targets, as well as a retention incentive.
Retaining key talent during difficult business cycles has been a critical focus for us. In early 2009, the Committee approved the 2009 Leadership Long-Term Cash Incentive Plan (the "2009 LTIP") to provide management stability during a difficult economic environment and focus key leaders, including our Named Executive Officers, on business sustainability and recovery. Since the performance goals under the 2009 LTIP were achieved in 2009 and 2010, one-half of the award was payable in the first quarter of 2011, with the remainder to become payable in the first quarter of 2012. Because the performance goals were fully achieved in 2010, the full amount of each Named Executive Officer's 2009 LTIP award was reported as compensation earned for 2010 in last year's Summary Compensation Table, even though each award remained subject to time-based vesting requirements and ultimately may never have become payable.
4. Retirement Benefits
Each of our Named Executive Officers participates in qualified defined benefit and defined contribution retirement plans on substantially the same terms as our other participating employees.
While we believe that retirement benefits are important compensation and retention tools, in recognition of the market shift from defined benefit plans to defined contribution plans, we implemented a change in our retirement strategy during 2009, to move to a defined contribution retirement platform. As a result, we froze participation for the non-bargaining participants of the U.S. qualified defined benefit pension plan during 2009 (the "MSC U.S. Pension Plan"), and added a new element to our U.S. defined contribution plan we call the Annual Retirement Contribution or “ARC”.
Our savings plan, which is a defined contribution plan (the "401K Plan"), covers our U.S. employees, including our five Named Executive Officers. This plan allows eligible employees to make pre-tax contributions from 1% to 15% of eligible earnings for highly compensated employees and 25% for all other employees up to the federal limits for qualified plans. Those employees are also eligible to receive matching contributions from the Company at 100% on contributions of up to 5% of eligible earnings. In addition to the ARC contribution described in the foregoing paragraph, an additional company contribution may be made if we achieve specified annual financial goal established at the beginning of each plan year.
In conjunction with our new retirement strategy, at the end of 2008, we froze the non-qualified Executive Supplemental Pension Plan (“MSC Supplemental Plan”) under which we provided retirement benefits above the maximum limitations under an IRS qualified benefit plan to selected executives.
We did not replace the frozen MSC Supplemental Plan during 2009 or 2010 due to the economic climate. In December 2011, recognizing that an executive supplemental retirement plan is standard in the industry and an important element of the total compensation rewards package used to recruit top talent, we adopted a new non-qualified Supplemental Executive Retirement Plan (the “SERP”) for certain of our executives and other highly compensated employees, to replace the frozen MSC Supplemental Plan. Under the SERP, the Company will provide an annual contribution of 5% of eligible earnings above the maximum limitations set by the IRS for qualified retirement plans. Like our qualified savings plan, the SERP is also a defined contribution benefit plan.
There is a description of these plans in the narrative following the Pension Benefits and Nonqualified Deferred Compensation tables below.
5. International Assignment Compensation
Benefits provided to executives as part of an international assignment are viewed by us as a means to compensate the executive for financial expenses and personal hardships which would not exist if the executive remained in his or her home country. These benefits may include a disturbance allowance, family travel and housing allowances, tax equalization payments, and relocation to their home country. We believe that, as a growing global company, it is necessary to offer this compensation to encourage key employees and executives to temporarily relocate for strategic business reasons. Mr. Bevilaqua's international assignment package is described in the Narrative to the Summary Compensation Table.

6. Severance Benefits
We believe that appropriate change in control and severance protections accomplish two objectives. First, they create an environment where key executives are at liberty to act on behalf of the organization without incurring undue personal risk. Second, they foster management stability during periods of potential uncertainty. We are also cognizant that providing too much in the way of change in control and severance protection would not be in the best interest of the Company--encouraging undue risk taking on the part of executives. In an attempt to balance the delicate equation, we have provided these benefits very selectively.
Our Named Executive Officers who have employment agreements are entitled to receive severance benefits if their employment is terminated by the Company without cause or through no fault of their own, or in certain cases, if the Named Executive Officer resigns with good reason. These severance benefits generally include base salary for a period of time that coincides with the period during which the executive is subject to a non-competition restriction, and may include benefits continuation for up to eighteen months at the same cost paid by active U.S. associates. Our executives who do not have employment agreements would be eligible for severance payments on the same basis as our other U.S. employees, pursuant to the Company's severance guidelines, which consider the employee's position in the Company and years of service, and are subject to a minimum and maximum range.
Determining Compensation for our Named Executive Officers
President and Chief Executive Officer - Craig O. Morrison
In recognition of the strong financial performance of the Company and his other accomplishments in 2010, the Committee increased Mr. Morrison's base salary by 5.26% in the second quarter of 2011. In determining his merit increase, the Committee considered Mr. Morrison's leadership in the development of a comprehensive long term strategic business plan to ensure the continued growth and success of the business, his strong focus on achieving productivity savings, and the successful completion of the Momentive Combination.
At the beginning of 2011, Mr. Morrison recommended annual goals and objectives for the organization. The goals included a Combined Opco EBITDA target, a Combined Opco Cash Flow target, Combined Opco EH&S goals, Momentive Combination Synergies goals, compliance goals, six sigma goals, integration goals, specific actions relating to people and organization matters, the establishment of a Growth Council and the development and execution of specific plans to meet divisional growth targets. These goals supported both critical short-term objectives and long-term value creation and were discussed by the full Board of Directors and subsequently approved by the Committee. At its March meeting, the Committee will consider Mr. Morrison's performance against these goals, which will impact their decision on his merit increase for 2012.
Under the 2011 ICP, Mr. Morrison's incentive was tied to the achievement of the Combined Opco EBITDA target, the Combined Opco EH&S target, the Combined Opco Cash Flow target, and the Momentive Combination Synergies target. Neither the Combined Opco EBITDA or the Combined Opco Cash Flow targets were met. While the Combined Opco EH&S targets under the 2011 ICP were met, since this performance objective is funded by meeting the Combined Opco EBITDA target, there will not be an EH&S goal payout. The Momentive Combination Synergies target of $50 million was met. Accordingly, under the 2011 ICP, Mr. Morrison will receive a payment of $106,000 in April, related solely to the achievement of the synergies target.
Under the 2009 LTIP, in which Mr. Morrison participates, the relevant performance targets were achieved at December 31, 2010 giving Mr. Morrison an incentive payment of 300% of his January 1, 2009 base salary. One-half of the target award vested on January 1, 2011 and was paid during the first quarter of 2011. The remaining one-half vested on January 1, 2012. In light of the challenging business environment in the fourth quarter, Mr. Morrison has requested that he be allowed to forego this payment, which would have been made to him in April 2012 and would have totaled $1,312,500. As noted above, because the performance goals were fully achieved in 2010, the full amount of Mr. Morrison's award was reported as compensation earned for 2010 in last year's Summary Compensation Table, even though he has elected to forego his right to receive the second installment of the award.
In February 2011, Mr. Morrison was granted an award of 193,667 restricted deferred units and an option to purchase 581,001 units under the 2011 Equity Plan. The amount of his award was determined based on a review of competitive executive compensation of comparable companies within the chemical industry and general industry published surveys, and on an internal comparison of current and targeted projected equity values of other Company and MPM executives conducted following the Momentive Combination. At December 31, 2011, 25% of his Tranche A options and restricted deferred units time-vested. These awards are further described in the Narrative to the Grants of Plan-Based Awards Table.
Executive Vice President and Chief Financial Officer - William H. Carter
In recognition of the strong financial performance of the Company and his other accomplishments in 2010, the Committee increased Mr. Carter's base salary by 4.0% in the second quarter of 2011. In determining the amount of his merit increase, the Committee considered the successful completion of several financing transactions, his support and direction on certain strategic transactions and the successful completion of the Momentive Combination.
Mr. Carter's 2011 goals included achieving the Combined Opco EBITDA target, the Combined Opco Cash Flow target, Combined Opco EH&S goals, and Momentive Combination Synergies goals. In addition, Mr. Carter's goals included completing a finance integration plan, evaluating and executing potential strategic alternatives, improving finance processes, integrating cash flow forecasting processes and debt management, aligning the finance organization to support growth initiatives, and goals relating to certain people and organization objectives. At its March meeting, the Committee will consider Mr. Carter's performance against these goals, which will impact their decision on his merit increase for 2012.

Under the 2011 ICP, Mr. Carter's incentive was tied to the achievement of the Combined Opco EBITDA target, the Combined Opco EH&S target, the Combined Opco Cash Flow target, and the Momentive Combination Synergies target. Neither the Combined Opco EBITDA or the Combined Opco Cash Flow targets were met. While the Combined Opco EH&S targets under the 2011 ICP were met, since this performance objective is funded by meeting the Combined Opco EBITDA target, there will not be an EH&S goal payout. The Momentive Combination Synergies target of $50 million was met. Accordingly, under the 2011 ICP, Mr. Carter will receive a payment of $60,465 in April, related solely to the achievement of the synergies target.
Under the 2009 LTIP, in which Mr. Carter participates, the relevant performance targets were achieved at December 31, 2010. Mr. Carter's target award under this plan is 300% of his January 1, 2009 base salary. One-half of the target award vested on January 1, 2011 and was paid during the first quarter of 2011. The remaining one-half vested on January 1, 2012, and will be paid during the first quarter of 2012. As noted above, because the performance goals were fully achieved in 2010, the full amount of Mr. Carter's award was reported as compensation earned for 2010 in last year's Summary Compensation Table.
In February 2011, Mr. Carter was granted an award of 154,934 restricted deferred units and an option to purchase 464,801 units under the 2011 Equity Plan. The amount of his award was determined based on a review of competitive executive compensation of comparable companies within the chemical industry and general industry published surveys, and on an internal comparison of current and targeted projected equity values of other Company and MPM executives conducted following the Momentive Combination. At December 31, 2011, 25% of his Tranche A options and restricted deferred units time-vested. These awards are further described in the Narrative to the Grants of Plan-Based Awards Table.
Executive Vice President and President- Epoxy, Phenolic & Coatings Resins Division - Joseph P. Bevilaqua
In recognition of his accomplishments in 2010 and to reflect the increased size and scope of the Epoxy & Phenolic Resins Division to include operations formerly in our Coatings reporting unit, Mr. Bevilaqua's base salary and his incentive target percent were increased in October 2010 and he was not eligible for a merit increase in 2011.
Mr. Bevilaqua's 2011 goals were focused upon the achievement of EBITDA, cash flow and EH&S targets specific to the Epoxy, Phenolic and Coatings Resins Division. In addition, Mr. Bevilaqua had goals relating to the achievement of synergies, six sigma projects, Growth Council initiatives and divisional growth targets, and specific actions relating to people and organization matters. At its March meeting, the Committee will consider Mr. Bevilaqua's performance against these goals, which will impact their decision on his merit increase for 2012.
Under the 2011 ICP as a Division President, 80% of Mr. Bevilaqua's annual incentive is based on the results of his division, and 20% on the Combined Opco performance. The Epoxy, Phenolic & Coatings Division met 63% of its EBITDA target and exceeded its cash flow target. The Division also received a payout (although slightly less than target) on its EH&S goals. The Combined Opco EBITDA target was not met, but the Momentive Combination Synergies target of $50 million was met. Given this combination of performance by his division and the Combined Opcos, Mr. Bevilaqua will receive a payment under the 2011 ICP of $333,432 in April.
Under the 2009 LTIP, in which Mr. Bevilaqua participates, the relevant performance targets were achieved at December 31, 2010. Mr. Bevilaqua's target award under this plan was 300% of his January 1, 2009 base salary. One-half of the target award vested on January 1, 2011 and was paid during the first quarter of 2011. The remaining one-half vested on January 1, 2012 and will be paid during the first quarter of 2012. As noted above, because the performance goals were fully achieved in 2010, the full amount of Mr. Bevilaqua's award was reported as compensation earned for 2010 in last year's Summary Compensation Table.
In February 2011, Mr. Bevilaqua was granted an award of 122,344 restricted deferred units and an option to purchase 367,033 units under the 2011 Equity Plan. The amount of his award was determined based on a review of competitive executive compensation of comparable companies within the chemical industry and general industry published surveys, and on an internal comparison of current and targeted projected equity values of other Company and MPM executives conducted following the Momentive Combination. At December 31, 2011, 25% of his Tranche A options and restricted deferred units time-vested. These awards are further described in the Narrative to the Grants of Plan-Based Awards Table.
The Company had an agreement with Mr. Bevilaqua relating to his international assignment, which ended October 31, 2011, and which is described in the Narrative to the Summary Compensation Table.
Executive Vice President Human Resources - Judith A. Sonnett
In recognition of her accomplishments in 2010 and to reflect the increased size and scope of the functional area she leads, Ms. Sonnett's base salary was increased in October 2010 and she was not eligible for a merit increase in 2011.
Ms. Sonnett's goals for 2011 focused on integration and harmonization of people, policies and the compensation and benefit programs across the Company's and MPM's operations globally and recruiting the intellectual capital necessary to drive growth. Her goals included establishing a common staffing and development structure and optimizing our cost organizational structure. At its March meeting, the Committee will consider Ms. Sonnett's performance against these goals, which will impact their decision on her merit increase for 2012.
Under the 2011 ICP, Ms. Sonnett's incentive was tied to the achievement of the Combined Opco EBITDA target, the Combined Opco EH&S target, the Combined Opco Cash Flow target, and the Momentive Combination Synergies target. Neither the Combined Opco EBITDA or the Combined Opco Cash Flow targets were met. While the Combined Opco EH&S targets under the 2011 ICP were met, since this performance objective is funded by meeting the Combined Opco EBITDA target, there will not be an EH&S goal payout. The Momentive Combination Synergies target of $50 million was met. Accordingly, under the 2011 ICP, Ms. Sonnett will receive a payment of $25,440 in April, related solely to the achievement of the synergies target.

Under the 2009 LTIP, in which Ms. Sonnett participates, the relevant performance targets were achieved at December 31, 2010. Ms. Sonnett's target award under this plan was 300% of her January 1, 2009 base salary. One-half of the target award vested on January 1, 2011 and was paid during the first quarter of 2011. The remaining one-half vested on January 1, 2012 and will be paid during the first quarter of 2012. As noted above, because the performance goals were fully achieved in 2010, the full amount of Ms. Sonnett's award was reported as compensation earned for 2010 in last year's Summary Compensation Table.
In April 2011, the remaining one-half of the restricted stock units awarded to Ms. Sonnett under the 2007 Long Term Plan time-vested. These units will be distributed to her upon her termination from the Company.
In February 2011, Ms. Sonnett was granted an award of 153,295 restricted deferred units and an option to purchase 459,886 units under the 2011 Equity Plan. The amount of her award was determined based on a review of competitive executive compensation of comparable companies within the chemical industry and general industry published surveys, and on an internal comparison of current and targeted projected equity values of other Company and MPM executives conducted following the Momentive Combination. At December 31, 2011, 25% of her Tranche A options and restricted deferred units time-vested. These awards are further described in the Narrative to the Grants of Plan-Based Awards Table.
Executive Vice President and President - Forest Products Division - Dale N. Plante.
In recognition of the strong financial performance of his division and his other accomplishments in 2010, the Committee increased Mr. Plante's base salary by 4.0% in the second quarter of 2011. In determining the amount of his merit increase the Committee recognized Mr. Plante's focused efforts to manage cash, aggressively pursued Six Sigma projects, and the completion of the Company's new Montenegro, Brazil facility.

Mr. Plante's 2011 goals were focused upon the achievement of EBITDA, cash flow and EH&S targets specific to the Forest Products Division. In addition, Mr. Plante had goals relating to the achievement of synergies, six sigma projects, Growth Council initiatives and divisional growth targets, specific strategic business objectives, and actions relating to people and organization objectives. In late 2011, he was awarded the opportunity to receive a discretionary bonus in the amount of $100,000 in recognition of his work on specific strategic undertakings, which will be paid to him if he remains employed by the Company through December 31, 2012. At its March meeting, the Committee will consider Mr. Plante's performance against his other 2011 goals, which will impact their decision on his merit increase for 2012.

Under the 2011 ICP as a Division President, 80% of Mr. Plante's annual incentive is based on the results of his division, and 20% on the Combined Opco performance. The Forest Products Division met 64% of its EBITDA target and exceeded its cash flow target. The Division also received a slightly less than target payout on its EH&S goals. The Combined Opco EBITDA target was not met, but the Momentive Combination Synergies target was met. Given this combination of performance by his division and the Combined Opcos, Mr. Plante will receive a payment under the 2011 ICP of $205,091 in April.
Under the 2009 LTIP, in which Mr. Plante participates, the relevant performance targets were achieved at December 31, 2010. Mr. Plante's target award under this plan was $640,380. One-half of the target award vested on January 1, 2011 and was paid during the first quarter of 2011. The remaining one-half vested on January 1, 2012 and will be paid during the first quarter of 2012. As noted above, because the performance goals were fully achieved in 2010, the full amount of Mr. Plante's award was reported as compensation earned for 2010 in last year's Summary Compensation Table.
In February 2011, Mr. Plante was granted an award of 76,748 restricted deferred units and an option to purchase 230,243 units under the 2011 Equity Plan. The amount of his award was determined based on a review of competitive executive compensation of comparable companies within the chemical industry and general industry published surveys, and on an internal comparison of current and targeted projected equity values of other Company and MPM executives conducted following the Momentive Combination. At December 31, 2011, 25% of his Tranche A options and restricted deferred units time-vested. These awards are further described in the Narrative to the Grants of Plan-Based Awards Table.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION(1)
The Compensation Committee of the Board of Directors of the Company has certain duties and powers as described in its charter. The Compensation Committee is currently composed of the two non-employee directors named at the end of this report. The Compensation Committee has reviewed and discussed with management the disclosures contained in the above Compensation Discussion and Analysis. Based upon this review and discussion, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis section be included in our Annual Report on Form 10-K.

Compensation Committee of the Board of Directors

Jordan C. Zaken (Chairman)
David B. Sambur
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

 Summary Compensation Table – Fiscal 2011, 2010 and 2009
The following table provides information about the compensation of our Chief Executive Officer, Chief Financial Officer, and our three next most highly compensated executive officers at December 31, 2011, whom we collectively refer to as our Named Executive Officers, for the years ended December 31, 2011, 2010 and 2009. The compensation shown for those Named Executive Officers who also provide services to MPM on a shared basis, is shown regardless of the cost allocations of any compensation amounts under the Shared Services Agreement. The table does not provide compensation information for years when the executive was not a Named Executive Officer.
SUMMARY COMPENSATION TABLE

Name and Principal Position(a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (1) (e)	Options Awards ($) (1) (f)	Non-Equity Incentive Plan Compensation ($) (2) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (3) (h)	All Other Compensation ($) (4) (i)	Total ($) (j)
Craig O. Morrison President and Chief Executive Officer	2011	986,538	—	911,687	1,311,610	106,000	23,721	119,818	3,459,374
	2010	906,250	3,250,000	—	—	4,034,800	33,839	7,350	8,232,239
	2009	810,048	—	—	—	—	19,002	19,561	848,611

William H. Carter Executive Vice President and Chief Financial Officer	2011	705,651	—	729,352	1,049,288	60,465	28,301	72,166	2,645,223
	2010	659,241	1,750,000	—	—	2,696,534	46,601	12,250	5,164,626
	2009	604,492	—	—	—	365,659	21,150	31,075	1,022,376

Joseph P. Bevilaqua Executive Vice President, President, Epoxy, Phenolic and Coating Resins Division	2011	550,000	—	575,934	828,577	333,432	9,679	1,305,614	3,603,236
	2010	510,577	—	—	—	2,271,250	14,432	520,051	3,316,310
	2009	462,885	—	—	—	156,660	15,665	542,819	1,178,029

Judith A. Sonnett Executive Vice President, Human Resources	2011	400,000	—	721,636	1,038,192	25,440	11,283	46,650	2,243,201
	2010	363,738	—	—	—	1,397,781	13,706	9,800	1,785,025
	2009	327,352	—	—	—	169,728	15,178	11,719	523,977

Dale N. Plante Executive Vice President, President, Forest Products Division	2011	342,734	—	361,291	519,774	205,091	23,716	103,412	1,556,018
	2010	316,038	—	—	—	893,247	59,975	39,543	1,308,803
_________________________________________

1.
The amounts shown in column (e) and column (f) reflect the grant date fair value of stock-based awards granted under the 2011 Equity Plan as computed in accordance with ASC Topic 718. The grant date fair value of restricted deferred units of Momentive Holdings and unit options to purchase units in Momentive Holdings with performance conditions, assume the probable outcome of such performance conditions. For discussion of the assumptions used in computing the grant date fair value, refer to Footnote 14 to our audited financial statements included in Item II of this Annual Report on Form 10-K. The terms of the awards granted under the 2011 Equity Plan and related performance conditions are described in the Narrative to the Grants of Plan Based Awards table below.

2.	The amounts shown in column (g) reflect the amounts earned under our 2011 ICP. The material terms of the 2011 ICP are described in detail within the Compensation Discussion & Analysis above.

3.
The amounts shown in column (h) reflect the actuarial increase in the present value of benefits under the MSC U.S. Pension Plan and MSC Supplemental Plan. For Mr. Plante, the amount also reflects the actuarial increase in the present value for benefits under the MSC Canada Employees' Retirement Income Plan. See the Pension Benefits Table below for additional information regarding our pension calculations, including the assumptions used for these calculations.

4.
The amounts shown for 2011 in column (i) for Mr. Morrison include $12,250 in company matching contributions to our 401K Plan, and an accrued future contribution of $107,567 to the 2011 MSC SERP. For Mr. Carter amounts shown for 2011 in column (i) include $12,250 in company matching contributions to the 401K Plan, and an accrued future contribution of $59,915 to the 2011 MSC SERP. For Mr. Bevilaqua amounts shown for 2011 in column (i) include $12,250 in company matching contributions to our 401K Plan, and an accrued future contribution of $53,813 to the 2011 MSC SERP. In addition, the amount shown for Mr. Bevilaqua includes $820,785 in benefits primarily related to his international assignment including a disturbance allowance, a goods and services and housing allowance, a family travel allowance, and payment of Dutch income taxes of $644,672 on Mr. Bevilaqua’s U.S. salary. Mr. Bevilaqua also received tax gross-ups totaling $418,768. For Mr. Plante, the amount shown for 2011 in column (i) includes $12,250 in company matching contributions to the 401K Plan, an accrued future contribution of $31,309 to the 2011 MSC SERP, and an annual retirement contribution to his 401K Plan account of $17,150. In addition, the amount includes perquisite payments made by the Company to Mr. Plante totaling $31,126 which includes payments for travel benefits for family members, tax preparation services, moving and storage and surface transportation. For Ms. Sonnett, the amount shown for 2011 in column (i) includes $12,250 in company matching contributions to our 401K Plan and an accrued future contribution of $24,599 to the 2011 MSC SERP.

 Grants of Plan-Based Awards – Fiscal 2011
The following table presents information about grants of awards during the year ended December 31, 2011 under our 2011 ICP and the 2011 Equity Plan.

Name (a)	Grant Date (b)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Pay-outs Under Equity Incentive Plan Awards		All other stock awards: Number of Shares of Stock or Units(#)(i)	All Other Option Awards: Number of Securities Under-lying Options (#)(j)	Exercise or Base Price of Option Awards ($/Sh)(k)	Grant Date Fair Value of Stock and Option Awards ($) (l)
		Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Target (#) (g)
Craig O. Morrison
2011 ICP	—	50,000	1,000,000	2,000,000	—		—	—	—	—
2011 Equity Plan:
Tranche A Options	2/23/2011	—	—	—	—		—	290,501	4.85	624,577
Tranche B Options	2/23/2011	—	—	—	145,250		—	—	4.85	354,410
Tranche C Options	2/23/2011	—	—	—	145,250		—	—	4.85	332,623
Tranche A RDUs	2/23/2011	—	—	—	—		96,833	—	—	469,640
Tranche B RDUs	2/23/2011	—	—	—	48,417		—	—	—	224,655
Tranche C RDUs	2/23/2011	—	—	—	48,417		—	—	—	217,392
William H. Carter
2011 ICP	—	28,521	570,428	1,140,855	—		—	—	—	—
2011 Equity Plan:
Tranche A Options	2/23/2011	—	—	—	—		—	232,401	4.85	499,662
Tranche B Options	2/23/2011	—	—	—	116,200		—	—	4.85	283,528
Tranche C Options	2/23/2011	—	—	—	116,200		—	—	4.85	266,098
Tranche A RDUs	2/23/2011	—	—	—	—		77,468	—	—	375,720
Tranche B RDUs	2/23/2011	—	—	—	38,733		—	—	—	179,721
Tranche C RDUs	2/23/2011	—	—	—	38,733		—	—	—	173,911
Joseph P. Bevilaqua
2011 ICP	—	22,000	440,000	880,000	—		—	—	—	—
2011 Equity Plan:
Tranche A Options	2/23/2011	—	—	—	—		—	183,517	4.85	394,561
Tranche B Options	2/23/2011	—	—	—	91,758		—	—	4.85	223,890
Tranche C Options	2/23/2011	—	—	—	91,758		—	—	4.85	210,126
Tranche A RDUs	2/23/2011	—	—	—	—		61,172	—	—	296,684
Tranche B RDUs	2/23/2011	—	—	—	30,586		—	—	—	141,919
Tranche C RDUs	2/23/2011	—	—	—	30,586		—	—	—	137,331
Judith A. Sonnett
2011 ICP	—	12,000	240,000	480,000	—		—	—	—	—
2011 Equity Plan:
Tranche A Options	2/23/2011	—	—	—	—		—	229,944	4.85	494,379
Tranche B Options	2/23/2011	—	—	—	114,971		—	—	4.85	280,529
Tranche C Options	2/23/2011	—	—	—	114,971		—	—	4.85	263,284
Tranche A RDUs	2/23/2011	—	—	—	—		76,647	—	—	371,738
Tranche B RDUs	2/23/2011	—	—	—	38,324		—	—	—	177,823
Tranche C RDUs	2/23/2011	—	—	—	38,324		—	—	—	172,075
Dale N. Plante					—		—	—	—	—
2011 ICP	—	12,121	242,424	484,848	—		—	—	—	—
Tranche A Options	2/23/2011	—	—	—	—	—	—	115,121	4.85	247,510
Tranche B Options	2/23/2011	—	—	—	57,561		—	—	4.85	140,449
Tranche C Options	2/23/2011	—	—	—	57,561		—	—	4.85	131,815
Tranche A RDUs	2/23/2011	—	—	—	—		38,374	—	—	186,113
Tranche B RDUs	2/23/2011	—	—	—	19,187		—	—	—	89,028
Tranche C RDUs	2/23/2011	—	—	—	19,187		—	—	—	86,150

Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table

Messrs. Morrison and Carter, and Ms. Sonnett are employed by us and began to provide executive services to MPM on October 1, 2010 pursuant to the terms of the Shared Services Agreement, which is fully described in the Compensation Discussion and Analysis section of this Report.
The Company has employment agreements with Messrs. Morrison and Carter which include an agreement not to compete with the Company for eighteen months in the case of Mr. Morrison and two years in the case of Mr. Carter following their termination, a one-year non-solicitation agreement and a confidentiality agreement. In the event that their employment is terminated by the Company without cause or they resign for good reason, as defined in their employment agreements, they are entitled, under their employment agreements, to a lump sum payment equal to their base salary through their date of termination, any earned bonus and accrued and unused vacation. In addition, they are entitled to base salary continuance through their severance period and continued participation in the Company's medical and dental plans at active associate contribution rates for eighteen months.
The Company had an employment agreement with Mr. Bevilaqua relating to his international assignment in the Netherlands, which began in November 2008 and ended October 31, 2011. Under the agreement, Mr. Bevilaqua received additional compensation directly related to additional expenses he incurred as a result of his international assignment including tax preparation assistance, up to $25,000 per year for family travel while on assignment, relocation and repatriation expenses, a housing allowance of up to $5,000 per month, a monthly goods and services allowance of $4,800 to compensate for the difference in the cost of living internationally, and payment of Dutch taxes on his U.S. paid salary. He was also provided with a vehicle under the Company’s European Automobile Policy. Upon the completion of his international assignment in October, the Company relocated Mr. Bevilaqua back to the U.S. The Company’s employment agreement with Mr. Bevilaqua includes an agreement by him not to compete with the Company for eighteen months following termination, a one-year non-solicitation agreement and a confidentiality agreement. In the event that Mr. Bevilaqua’s employment is terminated without cause by the Company or he resigns for good reason, as defined in the agreement, he is entitled, under such agreement, to a lump sum payment equal to his base salary through his date of termination, any earned bonus and accrued and unused vacation. In addition, he is entitled to base salary continuation through his severance period, continued participation in the Company's medical and dental plans at active associate contribution rates for eighteen months, and twelve months of executive outplacement services.
Mr. Plante's terms of employment provide him with eighteen months of severance in the event his employment is terminated though no fault of his own. If such an event occurs prior to August 2013, the Company has agreed to pay the cost of relocating Mr. Plante and his family back to Canada under the Company's U.S relocation policy. Mr. Plante is provided a lump sum of $7,000 per year through December 2013 for his immediate family members to travel between Canada and the U.S. In addition, the Company will reimburse the cost of travel for Mr. and Mrs. Plante for bereavement leave related to immediate family members. The Company also agreed to pay an additional 2% annual Company matching contribution on earnings up to the IRS limit on qualified plans, to Mr. Plante's account in the new SERP, for the period January 1, 2009 through May 1, 2009 and May 1, 2010 forward. This additional match is intended to compensate Mr. Plante for the reduced Company matching contribution percentage in the 401K Plan compared to the Canadian plan, in which he previously participated. The Company also paid for tax preparation services for Mr. Plante for 2009-2011. Mr. Plante has an agreement not to compete with the Company and not to solicit Company employees for one year following termination for any reason, and a confidentiality agreement.
2011 Annual Incentive Compensation Plan
Information on the 2011 ICP targets, performance components, weightings, and payouts for each of our Named Executive Officers can be found in the Compensation Discussion and Analysis section of this Report.
Restricted Deferred Units and Unit Options Granted under the 2011 Equity Plan
On February 23, 2011, our Named Executive Officers received awards of restricted deferred units (RDUs) and unit options in Momentive Holdings under the 2011 Equity Plan, which awards are shown in the table above. The RDUs are non-voting units of measurement which are deemed for bookkeeping purposes to be equivalent to one common unit of Momentive Holdings. Of the RDUs and options granted in 2011, approximately 50% are Tranche A RDUs and options with time-based vesting (subject to acceleration in the event of certain change-of-control transactions) and approximately 50% are Tranche B and C RDUs and options with performance-based vesting.
For our Named Executive Officers, the Tranche A RDUs and options vest and become exercisable in four equal annual installments on December 31 of each year from 2011 to 2014. However, in the event of certain change-of-control transactions, the remaining unvested Tranche A RDUs and options vest six months following the date of such transaction. With respect to the Tranche A RDUs that vest on December 31, 2011 and December 31, 2012, such units will be delivered within 60 days of January 1, 2013. With respect to the Tranche A RDUs that vest on December 31, 2013 and December 31, 2014, such units will be delivered within 60 days of January 1, 2015.
With respect to the performance-vesting RDUs and options, 50% are designated Tranche B and 50% are designated Tranche C. The Tranche B RDUs and options vest on the earliest to occur of (i) the two-year anniversary of the date that the common unit value is at least $10 following certain corporate transactions, and (ii) the six-month anniversary of the date that the common unit value is at least $10 following certain change of control transactions. The Tranche C RDUs and options vest on the earliest to occur of (i) the one-year anniversary of the date that the common unit value is at least $15 following certain corporate transactions, and (ii) the six-month anniversary of the date that the common unit value is at least $15 following certain change of control transactions. The vesting terms of the RDUs and unit options described above in each case are conditioned on the executive's continued employment through the vesting dates mentioned above, subject to certain exceptions. With respect to any RDUs that vest as a result of a corporate or change of control transaction, such RDUs will be delivered promptly following the vesting date, or a cash payment will be delivered in settlement therof, depending on the type of transaction. The RDUs and unit options contain restrictions on transferability and other customary terms and conditions.

Outstanding Equity Awards at Fiscal 2011 Year-End
The following table presents information about outstanding and unexercised options and outstanding and unvested stock awards held by our Named Executive Officers at December 31, 2011. The securities underlying the awards are common units of Momentive Holdings and were granted under the 2004 Stock Plan, 2007 Long-Term Plan and the 2011 Equity Plan. See the Narrative below for a discussion of these plans and the vesting conditions applicable to the awards.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexer-cised Options (#) Unexercis-able (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exer- cise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have not Vested (#)(i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(j) (1)
Craig O. Morrison
2004 Stock Plan:
Tranche A Options	301,514	—	—	6.22	8/12/2014	—	—	—	—
Tranche B Options [2]	—	301,514	—	6.22	8/12/2014	—	—	—	—
2011 Equity Plan:
Tranche A Options [3]	72,625	217,876	—	4.85	2/23/2021	—	—	—	—
Tranche B Options [4]	—	—	145,250	4.85	2/23/2021	—	—	—	—
Tranche C Options [5]	—	—	145,250	4.85	2/23/2021	—	—	—	—
Tranche A RDUs [6]	—	—	—	—	—	72,625	198,993	—	—
Tranche B RDUs [4]	—	—	—	—	—	—	—	48,417	132,663
Tranche C RDUs [5]	—	—	—	—	—	—	—	48,417	132,663
William H. Carter
2004 Stock Plan:
Tranche A Options	241,211	—	—	6.22	8/12/2014	—	—	—	—
Tranche B Options [2]	—	241,211	—	6.22	8/12/2014	—	—	—	—
2011 Equity Plan:
Tranche A Options [3]	58,100	174,301	—	4.85	2/23/2021	—	—	—	—
Tranche B Options [4]	—	—	116,200	4.85	2/23/2021	—	—	—	—
Tranche C Options [5]	—	—	116,200	4.85	2/23/2021	—	—	—	—
Tranche A RDUs [6]	—	—	—	—	—	58,101	159,197	—	—
Tranche B RDUs [4]	—	—	—	—	—	—	—	38,733	106,128
Tranche C RDUs [5]	—	—	—	—	—	—	—	38,733	106,128
Joseph P. Bevilaqua
2004 Stock Plan:
Tranche A Options	100,504	—	—	6.22	8/12/2014	—	—
Tranche B Options [2]	—	100,504	—	6.22	8/12/2014	—	—
2011 Equity Plan:
Tranche A Options [3]	45,879	137,638	—	4.85	2/23/2021	—	—	—	—
Tranche B Options [4]	—	—	91,758	4.85	2/23/2021	—	—	—	—
Tranche C Options [5]	—	—	91,758	4.85	2/23/2021	—	—	—	—
Tranche A RDUs [6]	—	—	—	—	—	45,879	125,708	—	—
Tranche B RDUs [4]	—	—	—	—	—	—	—	30,586	83,806
Tranche C RDUs [5]	—	—	—	—	—	—	—	30,586	83,806

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexer-cised Options (#) Unexercis-able (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exer- cise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have not Vested (#)(i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(j) (1)
Judith A. Sonnett
2007 Long-Term Plan Options [7]	—	—	18,000	10.81	4/30/2017	—	—	—	—
2011 Equity Plan:
Tranche A Options [3]	57,486	172,458	—	4.85	2/23/2021	—	—	—	—
Tranche B Options [4]	—	—	114,971	4.85	2/23/2021	—	—	—	—
Tranche C Options [5]	—	—	114,971	4.85	2/23/2021	—	—	—	—
Tranche A RDUs [6]	—	—	—	—	—	57,486	157,512	—	—
Tranche B RDUs [4]	—	—	—	—	—	—	—	38,324	105,008
Tranche C RDUs [5]	—	—	—	—	—	—	—	38,324	105,008
Dale N. Plante
2007 Long-Term Plan Options [7]	—	—	15,000	10.81	4/30/2017	—	—	—	—
2011 Equity Plan:
Tranche A Options [3]	28,780	86,341	—	4.85	2/23/2021	—	—	—	—
Tranche B Options [4]	—	—	57,761	4.85	2/23/2021	—	—	—	—
Tranche C Options [5]	—	—	57,761	4.85	2/23/2021	—	—	—	—
Tranche A RDUs [6]	—	—	—	—	—	28,780	78,857	—	—
Tranche B RDUs [4]	—	—	—	—	—	—	—	19,187	52,572
Tranche C RDUs [5]	—	—	—	—	—	—	—	19,187	52,572
 _________________________________________

(1)
Since equity interests in our ultimate parent, Momentive Holdings, are not publicly traded, there is no closing market price at the completion of the fiscal year. The market values shown in columns (h) and (j) are based on the value of a unit of Momentive Holdings as of December 31, 2011, as determined by Momentive Holdings board of managers for management equity transaction purposes. In light of differences between the companies, including differences in capitalization, a value of a unit in Momentive Holdings does not necessarily equal the value of a share of the Company’s common stock.

(2)	This award is scheduled to vest on August 12, 2012.

(3)
This award vests in four equal annual installments on each December 31, beginning in 2011. The amount shown in column (b) is the 25% that vested December 31, 2011. The amount shown in column (c) will vest ratably on December 31, 2012, 2013, and 2014, subject to accelerated vesting six months following certain change of control transactions.

(4)
This award vests on the earliest to occur of (i) the two-year anniversary of the date that the common unit value is at least $10 following certain corporate transactions, and (ii) the six-month anniversary of the date that the common unit value is at least $10 following certain change of control transactions.

(5)
This award vests on the earliest to occur of (i) the one-year anniversary of the date that the common unit value is at least $15 following certain corporate transactions, and (ii) six-months following the date that the common unit value is at least $15 following certain change of control transactions.

(6)
This award vests in four equal annual installments on each December 31 of 2011 through 2014. The 25% that vested December 31, 2011 is shown in the Nonqualified Deferred Compensation Table since delivery of the vested RDUs is deferred until early 2013, as described in the Narrative to the Nonqualified Deferred Compensation Table. The amount shown in column (g) will continue to vest ratably on each December 31 of 2012 through 2014, subject to accelerated vesting six months following certain change of control transactions.

(7)	This award vests in percentages, depending upon the internal rate of return realized by Apollo on its investment in MSC Holdings following certain corporate transactions.

Narrative to Outstanding Equity Awards Table
All of the Named Executive Officers were granted restricted deferred units and unit options under the 2011 Equity Plan, a portion of which are vested. For a description of these grants and the terms of the plan, see the Grants of Plan Based Awards-Fiscal 2011 Table and Narrative above. For information on the vested awards, see the Narrative to the Nonqualified Deferred Compensation Table.
Messrs. Morrison, Carter and Bevilaqua were granted options under the 2004 Stock Incentive Plan (the “2004 Stock Plan”) which originally covered the equity securities of Hexion LLC, the predecessor of MSC Holdings. These options were subsequently converted into options to purchase common units of Momentive Holdings, pursuant to the terms of the Combination Agreement. The “Tranche A” options under the 2004 Stock Plan reported in the table above vested over five years and were fully vested at December 31, 2011. The “Tranche B” options under the 2004 Stock Plan reported in the table are designed to vest on the eighth anniversary of the grant date, subject to accelerated vesting in connection with a sale of the Company, if specified internal rates of return for Apollo and target EBITDA levels are met. Since the specified performance targets have already been achieved, the Tranche B options are expected to vest on August 12, 2012. Definitions of specific terms used above in relation to vesting of options are found in the 2004 Stock Plan or the agreement that evidences the individual award.
In addition to the RDUs and options shown above, Messrs. Morrison, Carter, and Bevilaqua have deferred compensation which is held in the form of fully-vested deferred stock units in Momentive Holdings (Morrison- 241,211 units; Carter- 192,969 units; Bevilaqua- 80,403 units). These deferred stock units will be distributed upon termination of employment or retirement, and are not shown in the table above. For information on the deferred stock units, see the Narrative to the Nonqualified Deferred Compensation Table.
The outstanding options held by Ms. Sonnett and Mr. Plante under the 2007 Long-Term Plan originally covered the equity securities of Hexion LLC and were subsequently converted into awards covering equity securities of Momentive Holdings. The option awards vest only if Apollo realizes certain internal rates of return on its investment in a sale or other transfer to independent third parties of a majority interest in Momentive Holdings.
The vesting of the above awards are conditioned on the executive's continued employment with the Company through the applicable vesting dates, subject to certain exceptions. As is customary in equity incentive plans, the terms of outstanding awards under the above plans are subject to adjustment upon the occurrence of certain corporate events affecting the securities underlying the awards.
Option Exercises and Stock Vested – Fiscal 2011
The following table presents information on vesting of certain awards of common units of Momentive Holdings during the year ended December 31, 2011.
OPTION EXERCISES AND STOCK VESTED TABLE

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (b)	Value Realized on Exercise (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($)(e) (1)
Craig O. Morrison
2011 Equity Plan Tranche A RDUs [2]	—	—	24,208	66,330
William H. Carter
2011 Equity Plan Tranche A RDUs [2]	—	—	19,367	53,066
Joseph P. Bevilaqua
2011 Equity Plan Tranche A RDUs [2]	—	—	15,293	41,903
Judith A. Sonnett
2007 Long-Term Plan 4 Year Vest RSUs [3]	—	—	3,000	16,710
2011 Equity Plan Tranche A RDUs [2]	—	—	19,162	52,504
Dale N. Plante
2011 Equity Plan Tranche A RDUs [2]	—	—	9,594	26,288

1.
The amount shown in column (e) is based upon the value of a unit of Momentive Holdings on the vesting date as determined by the Momentive Holdings board of managers for management equity transaction purposes.

2.
The amount shown in column (d) for this award represents the number of restricted deferred units that vested on December 31, 2011. Delivery of these restricted units will occur within 60 days of January 1, 2013.

3.
The amount shown in column (d) for this award represents the number of restricted stock units that vested in April 2011. Delivery of these restricted units will occur on Ms. Sonnett's termination of employment with the Company, unless such termination is for cause, in which case the units will be forfeited.

Pension Benefits – 2011
The following table presents information regarding the benefits payable to each of the Named Executive Officers at, following, or in connection with their retirement under our qualified and nonqualified defined benefit pension plans as of December 31, 2011. The table does not provide information regarding our defined contribution plans. The amounts shown in the table for each participant represent the present value of the annuitized benefit and does not represent the actual cash balance of a participant's account.

PENSION BENEFITS TABLE

Name (a)	Plan Name (b)	Number of Years Credited Service (#) (c)	Present Value of Accumulated Benefit ($) (d)	Payments During Last Fiscal Year ($) (e)
Craig O. Morrison	MSC U.S. Pension Plan	9.78	104,306	—
	MSC Supplemental Plan	9.78	419,899	—
William H. Carter	MSC U.S. Pension Plan	16.76	201,448	—
	MSC Supplemental Plan	16.76	548,657	—
Joseph P. Bevilaqua	MSC U.S. Pension Plan	9.76	99,643	—
	MSC Supplemental Plan	9.76	126,740	—
Judith A. Sonnett	MSC U.S. Pension Plan	13.17	140,902	—
	MSC Supplemental Plan	13.17	83,143	—
Dale N. Plante	MSC Canada Pension Plan	30.60	211,018	—
	MSC U.S. Pension Plan	30.60	5,823	—
	MSC Supplemental Plan	30.60	7,140	—

Narrative to Pension Benefits Table
MSC U.S. Pension Plans and MSC Supplemental Plan
The benefits associated with the MSC U.S. Pension Plan and MSC Supplemental Plan were frozen June 30, 2009 and January 1, 2009, respectively. Although participants will continue to receive interest credits under the plan, no additional compensation will be credited. Prior to the freeze, the MSC U.S. Pension Plan provided benefit credits equal to 3% of earnings to the extent that this credit does not exceed the Social Security wage base for the year plus 6% of eligible earnings in excess of the social security wage base to covered U.S. associates.
The MSC Supplemental Plan provided non-qualified pension benefits in excess of allowable limits for the qualified pension plans. The benefit formula mirrored the qualified MSC U.S. Pension Plans but applied only to eligible compensation above the federal limits for qualified plans. The accrued benefits are unfunded and are paid from our general assets upon the participant’s termination of employment with the Company.
Under both the MSC U.S. Pension Plan and MSC Supplemental Plan, eligible earnings included annual incentive awards that were paid currently, but exclude any long-term incentive awards. The accrued benefits earn interest credits at one-year Treasury bill rates until the participant begins to receive benefit payments. The interest rate that was determined under the plan for fiscal 2011 was 2.32%. Participants vest after the completion of three years of service.
For a discussion of the assumptions applied in calculating the benefits reported in the table above, please see Note 12 to our Consolidated Financial Statements included in Part II of Item 8 in this Annual Report on Form 10-K.
MSC Canada Pension Plan
The Momentive Specialty Chemicals Canada Employees Retirement Income Plan (“MSC Canada Pension Plan”) is a non-contributory defined benefit plan covering eligible Canadian employees. An employee is eligible to participate and vest in the Plan after two years of service with benefits retroactive back to date of hire. A participant’s years of service and salaries determine the benefits earned each year. Mr. Plante is an inactive participant in this plan and no longer earns benefit credits; however, he continues to earn service credits through his employment with the U.S. affiliate of the Plan sponsor. Mr. Plante will be eligible for early retirement under the MSC Canada Pension Plan when he attains age 55.
The assumptions applied in calculating the benefits reported in the table above for the MSC Canada Pension Plan include a discount rate of 5.2% and a salary rate increase of 3.0%.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans– 2011
The following table presents information with respect to each defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

NONQUALIFIED DEFERRED COMPENSATION TABLE

Name (a)	Executive Contributions in Last FY ($) (b)	Registrant Contributions in Last FY ($) (c)	Aggregate Earnings (Loss) in Last FY ($) (d)	Aggregate Withdrawals/ Distributions ($) (e)	Aggregate Balance at Last FYE ($) (f)
Craig O. Morrison
MSC Supplemental Plan	—	—	19,830	—	873,326
MSC SERP [1]	—	107,567	—	—	107,567
2004 DC Plan [2]	—	—	(508,955)	—	660,918
2011 Equity Plan Tranche A RDUs [3]	—	66,330	—	—	66,330
William H. Carter
MSC Supplemental Plan	—	—	37,986	—	1,672,925
MSC SERP [1]	—	59,915	—	—	59,915
2004 DC Plan [2]	—	—	(407,165)	—	528,735
2011 Equity Plan Tranche A RDUs [3]	—	53,066	—	—	53,066
Joseph P. Bevilaqua
MSC Supplemental Plan	—	—	7,778	—	342,549
MSC SERP [1]	—	53,813	—	—	53,813
2004 DC Plan [2]	—	—	(169,650)	—	220,304
2011 Equity Plan Tranche A RDUs [3]	—	41,903	—	—	41,903
Judith A. Sonnett
MSC Supplemental Plan	—	—	1,776	—	78,235
MSC SERP [1]	—	24,599	—	—	24,599
2007 Long Term Plan RSUs [4]	—	16,710	(14,820)	—	16,440
2011 Equity Plan Tranche A RDUs [3]	—	52,504	—	—	52,504
Dale N. Plante
MSC SERP [1]	—	31,309	—	—	31,309
2011 Equity Plan Tranche A RDUs [3]	—	26,288	—	—	26,288

(1)	The amount shown in column (c) for the MSC SERP is included in the All Other Compensation column of the 2011 Summary Compensation Table.

(2)
Aggregate balance at last fiscal year end is based on the number of vested units multiplied by the value of a common unit of Momentive Holdings on December 31, 2011, as determined by Momentive Holdings' Board of Managers for management equity purposes. In the Summary Compensation Table in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, the Company reported the amount of a bonus for Mr. Carter and restricted stock payments for Messrs. Bevilaqua and Morrison, a portion of which were deferred in the form of stock units.

(3)
The amount shown in column (c) reflects the value of restricted deferred units that vested during the fiscal year but, pursuant to the terms of the award agreement, delivery is deferred until 2013. The value of these restricted deferred units is based on the number of vested units multiplied by the value of a common unit of Momentive Holdings on December 31, 2011, as determined by Momentive Holdings' Board of Managers for management equity purposes. The grant date fair value of these units is included in the “Stock Awards” column of the 2011 Summary Compensation Table.

(4)
The amount shown in column (c) reflects the value of restricted units that vested during the fiscal year but, pursuant to the terms of the award agreement, delivery is deferred until termination of employment. The value of these restricted deferred units is based on the number of vested units multiplied by the value of a common unit of Momentive Holdings at the time of vesting, as determined by Momentive Holdings' Board of Managers for management equity purposes. The aggregate balance shown in column (f) represents the value of 6,000 vested units held by Ms. Sonnett at year-end, using the year-end value of a common unit of Momentive Holdings as determined by Momentive Holdings' Board of Managers for management equity purposes. The grant date fair value of these restricted units was included in the “Stock Awards” column of the 2008 Summary Compensation Table.

Narrative to the Nonqualified Deferred Compensation Table
MSC Supplemental Plan
Effective January 1, 2009, the benefits associated with this plan were frozen. This plan provided supplemental retirement benefits and voluntary employee deferral opportunities at the point that the terms of the 401K Plan are restricted by federal qualified plan compensation limits. The MSC Supplemental Plan benefits are unfunded and paid from our general assets upon the associate's termination from the Company. Interest credits are made to the participants' accounts at an interest rate determined by the Company, which has been defined as the rate equivalent to the fixed income fund of the 401K Plan.
2004 DC Plan
In 2004, in connection with the acquisition of the Company by Apollo, Messrs. Morrison, Carter and Bevilaqua deferred the receipt of compensation and were credited with a number of deferred stock units in Hexion LLC equal in value to the amount of compensation deferred (Morrison- 241,211 units; Carter- 192,969 units; Bevilaqua- 80,403 units). At the time of the Momentive Combination, the deferred stock units were converted to units of Momentive Holdings. These deferred stock units are held pursuant to the 2004 DC Plan, which is an unfunded plan, and will be distributed upon termination of employment or retirement. In certain instances, the Company may distribute a cash equivalent rather than stock units.
MSC SERP
The Company adopted the MSC SERP in 2011 to provide certain of its executives and other highly compensated employees an annual contribution of 5% of eligible earnings above the maximum limitations set by the IRS for contributions to a qualified pension plan. The MSC SERP is an unfunded plan. Allocations will be made to the plan during the second quarter of each year. Interest credits are provided in the participant's SERP accounts at an interest rate determined by the Company, which has been defined as the rate equivalent to the fixed income fund of the 401K Plan. This deferred compensation is paid following termination of employment. The Company has agree to provide discretionary credits on a quarterly basis to Mr. Plante's SERP account to compensate him for the difference in employer match he receives in the 401K Plan versus the employer match he was eligible for under the Canadian defined contribution plan. This credit is 2% of earnings eligible for employer match in the 401K Plan for the years 2009 - 2010, excluding the period during which the employer match was suspended, and from 2011 forward.
2007 Long-Term Plan
Under the terms of the 2007 Long-Term Plan, Ms. Sonnett's remaining 3,000 unvested RSUs vested in April 2011 but will not be distributed until her termination of employment with the Company, unless such termination is for cause, in which case the units will be forfeited.
2011 Equity Plan
On February 23, 2011, our Named Executive Officers received awards of restricted deferred units (RDUs) in Momentive Holdings under the 2011 Equity Plan of Momentive Holdings. The RDUs are non-voting units of measurement which are deemed for bookkeeping purposes to be equivalent to one common unit of Momentive Holdings. Of the RDUs granted in 2011, approximately 50% are Tranche A RDUs with time-based vesting (subject to acceleration in the event of certain corporate or change of control transactions). On December 31, 2011, 25% of the Tranche A RDUs vested: Morrison - 24,208, Carter - 19,367, Bevilaqua - 15,293, Sonnett - 19,162, and Plante - 9,594. Pursuant to the terms of the 2011 Equity Plan, delivery of the vested restricted units is deferred until January 1, 2013 or within 60 days thereafter. For additional information on the awards under the 2011 Equity Plan, including the vesting and delivery terms, see the Narrative to the Grants of Plan Based Awards Table.
Potential Payments Upon Termination of Employment
The following table and narrative describe payments our Named Executive Officers would have received had the individual been terminated without cause or through no fault of their own (as defined in their employment agreements or under the Company's severance guidelines), and, in the case of Messrs. Morrison, Carter and Bevilaqua, if they had terminated employment for good reason (as defined in their employment agreements) at December 31, 2011.

Name	Cash Severance ($) (1)	Continued Health Benefits ($)(2)	Outplacement Services Allowance ($)(2)	2011 ICP ($) (3)
Craig O. Morrison	1,500,000	19,367	25,000	106,000
William H. Carter	1,426,069	14,645	9,500	60,465
Joseph P. Bevilaqua	825,000	20,769	9,500	333,432
Judith A. Sonnett	400,000	—	9,500	25,440
Dale N. Plante	519,480	4,129	9,500	205,091

(1)
This column reflects cash severance payments based on salary as of December 31, 2011. The cash severance shown in the table above is based upon the executive’s employment agreement, where applicable and as described in the Narrative to the Summary Compensation Table, or reflects the terms of MSC's severance guidelines in place on December 31, 2011. The severance amount shown for Ms. Sonnett is the severance she would be eligible for under corporate severance guidelines, in light of her position and her length of service to the Company. Severance payments are conditioned on the executive's compliance with non-competition and non-solicitation covenants.

(2)	The values are based upon the Company's cost of such benefit at December 31, 2011.

(3)
This column reflects the amount earned by each executive under the 2011 ICP, which would be paid if he or she was employed by the Company on December 31, 2011 and was terminated without cause. The incentive payment would be forfeited if the executive resigns or is terminated for cause prior to the payment date.

In addition to these benefits, the Named Executive Officers would also generally be entitled to receive the benefits set forth above in the Pension benefits and Nonqualified Deferred Compensation tables upon a termination of employment for any reason. We have also given Messrs. Morrison, Carter and Bevilaqua a right to require MSC Holdings to purchase the common units credited to them under the 2004 DC Plan, and any units acquired upon the exercise of their vested options granted under the 2004 Stock Plan, at fair value following their separation from the Company if the Company has not consummated an initial public offering.
In addition to his severance, if Mr. Plante's employment is terminated prior to August 2013, the Company has agreed to pay the cost of relocating Mr. Plante and his family back to Canada under the Company's U.S relocation policy. At December 31, 2011, this benefit was valued at $30,727.
Potential Payments Upon a Change of Control
As noted above in the Narrative to the Outstanding Equity Awards Table, our Named Executive Officers will also be entitled to accelerated vesting of their outstanding equity awards under the 2004 Stock Plan, 2007 Long-Term Plan, and the 2011 Equity Plan in connection with certain corporate transactions or change-of-control transactions. Please see the Narrative to the Outstanding Equity Awards Tables above for additional information on the outstanding awards held by our Named Executive Officers at December 31, 2011 and the terms of these awards. There was no value in any of the options held by our Named Executive Officers at December 31, 2011 as the option exercise prices all exceeded the year-end unit value as determined by the Momentive Holdings Board of Managers for management equity purposes.
The unvested Tranche A RDUs under the 2011 Equity Plan quantified in columns (g) and (h) of the Outstanding Equity Awards At Fiscal Year-End Table vest six months following certain change-of-control transactions. In addition, dividend equivalent payments associated with the vesting of the Tranche B options under the 2004 Stock Plan would accelerate and become payable to Messrs. Morrison, Carter and Bevilaqua following certain change-in-control transactions. These payments total $3,858,217, $3,086,574 and $1,286,072, respectively and relate to extraordinary dividends declared by the Company in 2005 and 2006.
Please see the Compensation Discussion and Analysis section above for a discussion of how the foregoing payments and benefits were determined.
Director Compensation – Fiscal 2011
We do not have a compensation program in effect for members of our Board of Directors. Each of our directors is a member of the Board of Managers of our ultimate parent, Momentive Holdings, and the non-employee directors receive director fees for their services to Momentive Holdings. During 2011, our non-employee directors earned the following compensation as directors of Momentive Holdings: Sambur - $ 89,000, Seminara- $ 91,000, Zaken - $101,000. The Company declared dividends to fund 51% of the total fees earned in 2011 by the directors of Momentive Holdings.
At December 31, 2011, Messrs. Sambur, Seminara, and Zaken held options to purchase 50,000, 78,141, and 78,141 common units, respectively, in Momentive Holdings. All of the options held by Mr. Sambur and Mr. Zaken are fully vested. Of the options held by Mr. Seminara, 50,000 are fully vested. The remainder of Mr. Seminara's options vest upon an initial public offering of the Company or its parent.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
Messrs. Zaken and Sambur, whose names appear on the Compensation Committee Report above, are employed by Apollo Management, L.P., our indirect controlling shareholder. Neither of these directors is or has been an executive officer of the Company. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of our Compensation Committee during the fiscal year ended December 31, 2011.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Momentive Holdings is our ultimate parent company and indirectly owns 100% of our capital stock. The following table sets forth information regarding the beneficial ownership of Momentive Holdings common units, as of February 1, 2012, and shows the number of units and percentage owned by:

•	each person known to beneficially own more than 5% of the common units of Momentive Holdings;

•	each of MSC's 2011 Named Executive Officers;

•	each member of the Board of Directors of MSC; and

•	all of the executive officers and members of the Board of Directors of MSC as a group.
As of February 1, 2012, Momentive Holdings had 307,684,316 common units issued and outstanding. The amounts and percentages of common units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated common units, and has not pledged any such units as security.

	Beneficial Ownership of Equity Securities
Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Apollo Funds (1)	278,426,128	90.50%
GE Capital Equity Investments, Inc.(2)	25,491,297	8.1%
Robert V. Seminara (3) (4)	50,000	*
Jordan C. Zaken (3) (4)	78,141	*
David B. Sambur (3) (4)	50,000	*
Craig O. Morrison (4) (5) (9)	374,139	*
William H. Carter (4) (6) (9)	299,311	*
Joseph P. Bevilaqua (4) (7) (9)	146,383	*
Dale N. Plante (4) (8) (9)	28,780	*
Judy Sonnett (4) (9) (10)	57,486	*
All Directors and Executive Officers as a group (14 persons) (11)	1,627,641	*

*	less than 1%

(1)
Represents (i) 102,454,557 common units held of record by Apollo Investment Fund VI, L.P. (“AIF VI”); (ii) 94,365,980 common units held of record by AP Momentive Holdings LLC (“AP Momentive Holdings”); (iii) 75,154,788 common units held of record by AIF Hexion Holdings, L.P. (“AIF Hexion Holdings”); and (iv) 6,450,803 common units held of record by AIF Hexion Holdings II, L.P. (“AIF Hexion Holdings II,” and together with AIF VI, AP Momentive Holdings and AIF Hexion Holdings, the “Apollo Holders”). The amount reported as beneficially owned does not include common units held or beneficially owned by certain of the directors, executive officers and other members of our management or of Momentive Holdco, for which the Apollo Holders and their affiliates have voting power and the power to cause the sale of such shares under certain circumstances.

Apollo Advisors VI, L.P. (“Advisors VI”) is the general partner of AIF VI, and Apollo Capital Management VI, LLC (“ACM VI”) is the general partner of Advisors VI. AIF IV Hexion GP, LLC (“AIF IV Hexion GP”) and AIF V Hexion GP, LLC (“AIF V Hexion GP”) are the general partners of AIF Hexion Holdings. AIF Hexion Holdings II GP, LLC (“Hexion Holdings II GP”) is the general partner of AIF Hexion Holdings II. Apollo Investment Fund IV, L.P. and its parallel investment vehicle (collectively, the “AIF IV Funds”) are the members of AIF IV Hexion GP. Apollo Advisors IV, L.P. (“Advisors IV”) is the general partner or managing general partner of each of the AIF IV Funds, and Apollo Capital Management IV, Inc. (“ACM IV”) is the general partner of Advisors IV. Apollo Investment Fund V, L.P. and its parallel investment vehicles (collectively, the “AIF V Funds”) are the members of AIF V Hexion GP and of Hexion Holdings II GP. Apollo Advisors V, L.P. (“Advisors V”) is the general partner, managing general partner or managing limited partner of each of the AIF V Funds, and Apollo Capital Management V, Inc. (“ACM V”) is the general partner of Advisors V. Apollo Principal Holdings I, L.P. (“Principal Holdings I”) is the sole stockholder or sole member, as applicable, of each of ACM IV, ACM V and ACM VI. Apollo Principal Holdings I GP, LLC (“Principal Holdings I GP”) is the general partner of Principal Holdings I.
Apollo Management VI, L.P. (“Management VI”) is the manager of AP Momentive Holdings, and AIF VI Management, LLC (“AIF VI LLC”) is the general partner of Management VI. Apollo Management IV, L.P. (“Management IV”) is the manager of each of the AIF IV Funds. Apollo Management V, L.P. (“Management V”) is the manager of each of the AIF V Funds, and AIF V Management, LLC (“AIF V LLC”) is the general partner of Management V. Apollo Management, L.P. (“Apollo Management”) is the general partner of Management IV and the sole member and manager of AIF V LLC and AIF VI LLC. Apollo Management GP, LLC (“Management GP”) is the general partner of Apollo Management. Apollo Management Holdings, L.P. (“Management Holdings”) is the sole member and manager of Management GP, and Apollo Management Holdings GP, LLC (“Management Holdings”) is the general partner of Management Holdings.

Leon Black, Joshua Harris and Marc Rowan are the managers of each of Management Holdings GP and Principal Holdings I GP, as well as principal executive officers of Management Holdings GP. Each of Advisors VI, ACM VI, AIF IV Hexion GP, AIF V Hexion GP, Hexion Holdings II GP, the AIF IV Funds, Advisors IV, ACM IV, the AIF V Funds, Advisors V, ACM V, Management IV, Management V, AIF V LLC, Management VI, AIF VI LLC, Apollo Management, Management GP, Principal Holdings I, Principal Holdings I GP, Management Holdings and Management Holdings GP, and Messrs. Black, Harris and Rowan, disclaims beneficial ownership of any common units of Momentive Holdco owned of record by the Apollo Holders, except to the extent of any pecuniary interest therein. The address of each of the Apollo Holders, AIF IV Hexion GP, AIF V Hexion GP, the AIF IV Funds, Advisors IV, ACM IV, the AIF V Funds, Advisors V, ACM V, Advisors VI, ACM VI, Principal Holdings I, and Principal Holdings I GP is One Manhattanville Road, Suite 201, Purchase, New York 10577. The address of each of Management IV, Management V, AIF V LLC, Management VI, AIF VI LLC, Apollo Management, Management GP, Management Holdings, Management Holdings GP,, and Messrs. Black, Harris and Rowan, is 9 West 57th Street, 43rd Floor, New York, New York 10019.

(2)
Includes 6,003,363 shares issuable upon exercise of a warrant issued on December 4, 2006. Also includes 77,103 common units issuable upon the exercise of an option that is currently exercisable. The address of GE Capital Equity Investments, Inc. is 299 Park Ave., New York, NY 10171.

(3)	The address for Messrs Seminara, Zaken and Sambur is c/o Apollo Management L.P., 9 West 57th Street, New York, New York 10019.

(4)	Represents common units issuable upon the exercise of options currently exercisable, or exercisable by April 1, 2012.

(5)	Does not include 265,419 vested deferred units credited to Mr. Morrison’s account.

(6)	Does not include 212,336 vested deferred units credited to Mr. Carter’s account.

(7)	Does not include 95,696 vested deferred units credited to Mr. Bevilaqua’s account.

(8)	Does not include 9,594 vested deferred units credited to Mr. Plante's account.

(9)	The address for Messrs. Morrison, Carter, Bevilaqua and Plante and Ms. Sonnett is c/o Momentive Specialty Chemicals Inc., 180 E. Broad St., Columbus, Ohio 43215.

(10)	Does not include 25,162 vested restricted deferred units credited to Ms. Sonnett's account.

(11)
Includes 1,454,157 common units issuable upon the exercise of options granted to our directors and executive officers that are currently exercisable or exercisable by April 1, 2012. Does not include 735,073 vested deferred common stock units.

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
Transactions identified by management that are between the Company and a related person that involve amounts exceeding $75,000 will be reviewed by the Board of Directors, the Audit Committee, or another appropriate committee of the Board of Directors. In certain situations, the Board or a committee may delegate authority to an individual Board member to review related person transactions.
Under the policy, the Board of Directors or a committee of the Board of Directors is directed to approve only those related person transactions that are determined by them in good faith to be in, or not inconsistent with, the best interest of the Company and its shareholders. In making this determination, all available, relevant facts and circumstances will be considered, including the benefits to the Company; the impact of the transaction on the related person’s independence; the availability of other sources of comparable products or services; the terms of the transaction; and the terms available to unrelated third parties or to employees in general.
Our policy recognizes that there are situations where related person transactions may be, or may not be inconsistent with, the best interests of the Company and its shareholders, especially while we are a “controlled company.”
There were no material related person transactions where our policies and procedures did not require review, approval or ratification or where such policies and procedures were not followed.
Related Transactions
Apollo Notes Registration Rights Agreement
On November 5, 2010, in connection with the issuance of the Company’s 9.00% Second-Priority Senior Secured Notes due 2020, the Company entered into a separate registration rights agreement with an affiliate of Apollo. The registration rights agreement gives Apollo the right to make three requests by written notice to the Company specifying the maximum aggregate principal amount of notes to be registered. The agreement requires the Company to file a registration statement with respect to the notes it issued to Apollo as promptly as possible following receipt of each such notice. There are no cash or additional penalties under the registration rights agreement resulting from delays in registering the notes.

In September 2011, the Company filed a registration statement on Form S-1 with the SEC to register the resale of $134 of Second-Priority Senior Secured Notes due 2020 held by an affiliate of Apollo.
Management Consulting Agreement
The Company is subject to a seven-year Amended and Restated Management Consulting Agreement with Apollo (the “Management Consulting Agreement”) that terminates on May 31, 2012 under which the Company receives certain structuring and advisory services from Apollo and its affiliates. The Management Consulting Agreement provides indemnification to Apollo, its affiliates and their directors, officers and representatives for potential losses arising from these services. Under the Management Consulting Agreement, as compensation for Apollo’s agreement to provide such structuring and advisory services, Apollo is entitled to an annual fee equal to the greater of $3 or 2% of the Company’s Adjusted EBITDA. With respect to the years ended December 31, 2011, 2010, 2008 and 2007, Apollo elected to defer payment of any portion of the annual fee due in excess of $3 and the Company paid to Apollo annual fees of $3 for each of 2011, 2010, 2008 and 2007. These amounts are included in Other operating expense, net, in the Company’s Consolidated Statements of Operations. Due to the economic downturn, Apollo elected to waive payment of the 2009 annual fee in its entirety. The Management Consulting Agreement also provides for a lump-sum settlement equal to the net present value of the remaining annual management fees payable under the remaining term of the agreement in connection with a sale or initial public offering by the Company.

Related Party Transactions resulting from Momentive Combination
On October 1, 2010, in connection with the closing of the Momentive Combination, the Company entered into the Shared Services Agreement with MPM. Pursuant to the Shared Services Agreement, the Company will provide to MPM, and MPM provides to the Company, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, legal and procurement services. The Shared Services Agreement establishes certain criteria upon which the costs of such services will be allocated between the Company and MPM. Allocation of service costs not demonstrably attributable to either the Company or MPM will initially be 51% to the Company and 49% to MPM, except to the extent that 100% of any cost was demonstrably attributable to or for the benefit of either MPM or the Company, in which case the total cost was allocated 100% to such party. The Shared Services Agreement remains in effect until terminated according to its terms. MPM or the Company may terminate the agreement for convenience, without cause, by giving written notice not less than thirty (30) days prior to the effective date of termination. It is also anticipated that the Company and MPM will cooperate to achieve favorable pricing with respect to purchases of raw materials and logistics services.
Pursuant to this agreement, during the years ended December 31, 2011 and 2010, the Company incurred approximately $170 and $42, respectively, of costs for shared services and MPM incurred approximately $151 and $43, respectively, of costs for shared services (excluding, in each case, costs allocated 100% to one party), including shared service true-up billings in 2011. During the year ended December 31, 2011, the Company realized approximately $29 in cost savings as a result of the Shared Services Agreement. In the fourth quarter of 2011, the Company billed MPM approximately $7, which represents a true-up payment, to bring the percentage of total net incurred costs for shared services for the year ended December 31, 2011 under the Shared Services Agreement to 51% for the Company and 49% for MPM as well as costs allocated 100% to one party. The true-up amount is included in Selling, general and administrative expense in the Consolidated Statements of Operations. The Company had accounts receivable of $15 and $0 as of December 31, 2011 and 2010, respectively, and accounts payable to MPM of $3 and $1 at December 31, 2011 and 2010, respectively.
On March 17, 2011, we entered into an amendment and restatement to the Shared Services Agreement with MPM to reflect the terms of the Master Confidentiality and Joint Development Agreement (the “JDA”) by and between MPM and us entered into on the same date.
The Shared Services Agreement incorporates by reference the terms of the JDA and provides that in the event of a conflict between such agreements, the terms of the JDA shall control. The JDA, which is effective as of October 1, 2010, sets forth the terms and conditions for (i) the disclosure, receipt and use of each party’s confidential information, (ii) any research and development (“R&D”) collaborations agreed to be pursued by MPM and us; (iii) the ownership of products, technology and intellectual property (“IP”) resulting from such collaborations; (iv) licenses under each party’s respective IP; and (v) strategies for commercialization of products and/or technology developed under the agreement.
Pursuant to the JDA, each party has sole ownership rights for any R&D work product and related IP developed under the agreement (“Technology”) for their respective product categories and/or technology fields (as defined in the JDA). For Technology that relates to product categories and/or technology fields of both MPM and us (“Hybrid Technology”), a steering committee made up of three representatives of each party shall determine which party shall be granted ownership rights, subject to certain exceptions. In the event that the steering committee is unable to reach a decision, the Hybrid Technology shall be jointly owned by the parties. In addition, under the terms of the JDA, each party grants to the other party a non-exclusive royalty-bearing (subject to certain exceptions) license for the Technology or the Hybrid Technology. The royalty shall be determined by the respective representatives of the parties through the steering committee in arm’s-length good faith negotiations. The parties also grant royalty-free licenses to each other with respect to their IP for R&D, including for initiatives outside the scope of the JDA. The JDA has a term of 20 years, subject to early termination pursuant to its terms for cause or for a change of control.
Transactions related to the Terminated Merger Agreement and Settlement with Huntsman
In connection with the terminated Huntsman merger and related litigation settlement agreement and release among the Company, Huntsman and other parties entered into on December 14, 2008, the Company paid Huntsman $225. The settlement payment was funded to the Company by an advance from Apollo, while reserving all rights with respect to reallocation of the payments to other affiliates of Apollo. Under the provisions of the settlement agreement and release, the Company is contractually obligated to reimburse Apollo for any insurance recoveries on the $225 settlement payment, net of expense incurred in obtaining such recoveries. Apollo has agreed that the payment of any such insurance recoveries will satisfy the Company’s obligation to repay amounts received under the $225 advance. The Company has recorded the $225 settlement payment advance as a long-term liability at December 31, 2011. As of December 31, 2011, the Company has not recovered any insurance proceeds related to the $225 settlement payment.
Preferred Equity Commitment and Issuance
In addition, pursuant to the settlement agreement and release, certain affiliates of Apollo entered into a commitment with the Company and MSC Holdings pursuant to which they committed to purchase for $200, subject to adjustments, preferred units and warrants to purchase 28,785,935 common units of MSC Holdings by December 31, 2011. On October 1, 2010, at the time of the closing of the Momentive Combination, Apollo's commitment to purchase preferred units and warrants to purchase common units of MSC Holdings was amended to become a commitment to purchase preferred units and warrants to purchase common units of Momentive Holdings. Momentive Holdings agreed to contribute any proceeds from the issuance of preferred or common units under this agreement as a capital contribution to MSC Holdings, and MSC Holdings agreed to contribute such amounts as a capital contribution to the Company.
Prior to the purchase of all the preferred shares and warrants, certain affiliates of Apollo committed to provide liquidity facilities up to $200 to MSC Holdings or the Company on an interim basis. In connection therewith, in 2009, certain affiliates of Apollo extended a $100 term loan to the Company and an affiliate of the Company (the “Term Loan”). Interest expense on the Term Loan incurred during each of the years ended December 31, 2011, 2010 and 2009 was $3.

In December 2011, the Company repaid the Term Loan, plus accrued interest. In conjunction with the Term Loan repayment, Momentive Holdings issued 28,785,935 preferred units and 28,785,935 warrants to purchase common units of Momentive Holdings to affiliates of Apollo for a purchase price of $205 (the “Preferred Equity Issuance”), representing the initial $200 face amount, plus amounts earned from the interim liquidity facilities discussed above, less related fees and expenses. Momentive Holdings contributed $189 of the proceeds to MSC Holdings and MSC Holdings contributed the amount to the Company. The remaining $16 was held in a reserve account at December 31, 2011 by Momentive Holdings to redeem any additional preferred units from Apollo equal to the aggregate number of preferred units and warrants subscribed for by all other members of Momentive Holdings.
As of December 31, 2011, the Company has recognized a capital contribution of $204, representing the total proceeds from the Preferred Equity Issuance, less related fees and expenses, of which $16 is recorded as a receivable as of December 31, 2011, as Momentive Holdings is obligated to contribute the remaining $16 to the Company, pursuant to the agreements discussed above. This receivable is included in Other current assets on the Consolidated Balance Sheet.
In January 2012, the remaining $16 of proceeds held in the reserve account were contributed to the Company.
Purchases and Sales of Products and Services with Apollo Affiliates
The Company sells products to certain Apollo affiliates and members of Momentive Holdings. These sales were $2, $3 and $2 for the years ended December 31, 2011, 2010 and 2009, respectively. Accounts receivable from these affiliates were $1 and less than $1 at December 31, 2011 and 2010, respectively. The Company also purchases raw materials and services from certain Apollo affiliates. These purchases were $32, $36 and $8 for the years ended December 31, 2011, 2010 and 2009, respectively. The Company had accounts payable to Apollo affiliates of $1 at both December 31, 2011 and 2010.
Other Transactions and Arrangements
Momentive Holdings purchases insurance policies which also cover the Company and MPM. Amounts are billed to the Company based on the Company's relative share of the insurance premiums. Amounts billed to the Company from Momentive Holdings were $14 for the year ended December 31, 2011. The Company had accounts payable of $3 to Momentive Holdings under these arrangements at December 31, 2011.
The Company sells finished goods to and purchases raw materials from HAI. The Company also provides toll-manufacturing and other services to HAI. Prior to 2010 and the adoption of ASU 2009-17, HAI was consolidated in the Company’s Consolidated Financial Statements and these transactions were eliminated in consolidation. Beginning in 2010, the Company’s investment in HAI is recorded under the equity method of accounting and the related sales and purchases are not eliminated from the Company’s Consolidated Financial Statements. However, any profit on these transactions is eliminated in the Company’s Consolidated Financial Statements to the extent of the Company’s 50% interest in HAI. Sales to and services provided to HAI were $113 and $96 for the years ended December 31, 2011 and 2010, respectively. Purchases from HAI were $54 and $58 for the years ended December 31, 2011 and 2010, respectively. The Company had accounts receivable from HAI of $14 and $13 and accounts payable to HAI of $4 and $2 at December 31, 2011 and 2010, respectively.
The Company’s purchase contracts with HAI represent a significant portion of HAI’s total revenue. In addition, the Company has pledged its member interest in HAI as collateral on HAI’s revolving line of credit. These factors result in the Company absorbing the majority of the risk to potential losses or gains from a majority of the expected returns. However, the Company does not have the power to direct the activities that most significantly impact HAI, and therefore, does not have a controlling financial interest. The carrying value of HAI's assets were $48 and $42 as of December 31, 2011 and 2010, respectively. The carrying value of HAI's liabilities were $21 and $20 as of December 31, 2011 and 2010, respectively.
The Company had a loan receivable from its unconsolidated forest products joint venture in Russia with a carrying value of $3 and $4 as of December 31, 2011 and 2010, respectively.
Director Independence
We have no securities listed for trading on a national securities exchange or in an automated inter-dealer quotation system of a national securities association which has requirements that a majority of our Board of Directors be independent. However, for purposes of complying with the disclosure requirements of the Securities and Exchange Commission, we have adopted the definition of independence used by the New York Stock Exchange. Under the New York Stock Exchange’s definition of independence, none of our directors is independent.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES
PricewaterhouseCoopers LLP (“PwC”) is the Company’s principal accounting firm. The following table sets forth the fees billed by PwC to the Company in 2011 and 2010 (in millions):

	PwC
	2011	2010
Audit fees(a)	$3	$4
Audit-related fees(b)	4	—
Tax Fees (c)	1	—
Total fees	$8	$4

(a)
Audit Fees. This category includes fees and expenses billed by PwC for the audits of the Company’s financial statements and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q. This category includes audit fees and expenses for engagements performed at U.S. and international locations, including stand-alone audits of Momentive International Holdings Cooperatief U.A. for the fiscal years ended December 31, 2011 and 2010.

(b)
Audit-Related Fees. This category includes fees and expenses billed by PwC for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. This category includes fees for the reviews of SEC registration statements and other SEC reporting services as well as audit fees for other stand-alone financial statements of certain entities of the registrant.

(c)	Tax Fees. This category includes fees and expenses billed by PwC for domestic and international tax compliance and planning services and tax advice.
Pre-Approval Policy and Procedures
Under a policy adopted by the Audit Committee, all audit and non-audit services provided by our principal accounting firms must be pre-approved by the Audit Committee or a member designated by the Committee. All services pre-approved by the designated member are reported to the full Audit Committee at its next regularly scheduled meeting. The pre-approval of audit and non-audit services may be made at any time up to a year before the commencement of the specified service. Under the policy, the Company is prohibited from using its principal accounting firms for certain non-audit services, the list of which is based upon the list of prohibited activities in the SEC’s rules and regulations. Pursuant to the pre-approval provisions set forth above, the Audit Committee approved all services related to the Audit Fees and Tax Fees described in (a) through (b) above.

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

(3)	Exhibits Required by SEC Regulation S-K – The following Exhibits are filed herewith or incorporated herein by reference:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
2.1†	Transaction Agreement dated as of April 22, 2005 among RPP Holdings, Resolution Specialty Materials Holdings LLC, BHI Acquisition Corp., BHI Merger Sub One, BHI Merger Sub Two Inc. and Borden Chemical Inc.	S-1/A	333-124287	2.1	7/15/2005
2.2†	SOC Resins Master Sale Agreement dated July 10, 2000 among Shell Oil Company, Resin Acquisition, LLC and Shell Epoxy Resins Inc.	S-4	333-57170	2.1	3/16/2001
2.3†	SPNV Resins Sale Agreement dated as of September 11, 2000 between Shell Petroleum N.V. and Shell Epoxy Resins Inc.	S-4	333-57170	2.2	3/16/2001
2.4	Assignment and Assumption Agreement dated November 13, 2000 between Shell Epoxy Resins Inc. and Shell Epoxy Resins LLC	S-4	333-57170	2.3	3/16/2001
2.5	Assignment and Assumption Agreement dated November 14, 2000 between Resin Acquisition, LLC and RPP Holdings LLC	S-4	333-57170	2.4	3/16/2001
3.1	Certificate of Incorporation of Hexion U.S. Finance Corp.	S-4/A	333-122826	3.1	12/28/2005
3.2	Bylaws of Hexion U.S. Finance Corp	S-4/A	333-122826	3.2	12/28/2005
3.3	Memorandum of Association of Hexion Nova Scotia Finance, ULC	S-4/A	333-122826	3.3	12/28/2005
3.4	Articles of Association of Hexion Nova Scotia Finance, ULC	S-4/A	333-122826	3.4	12/28/2005
3.5	Restated Certificate of Incorporation of Hexion Specialty Chemicals, Inc. dated as of July 18, 2006	S-4	333-135482	3.5	8/1/2006
3.6	Amended and Restated Bylaws of Hexion Specialty Chemicals, Inc. dated as of July 18, 2006	S-4	333-135482	3.6	8/1/2006
3.7	Agreement of Combination with Momentive Performance Material Holdings Inc on September 11, 2010	8-K	001-00071	99.1	9/13/2010
3.8	Certificate of Amendment to the Certificate of Incorporation, dated October 1, 2010 changing the name of the corporation to Momentive Specialty Chemicals Inc.	8-K	001-00071	3.1	10/1/2010
3.9	Certificate of Incorporation of Borden Chemical Investments, Inc.	S-4/A	333-122826	3.9	12/28/2005
3.10	Bylaws of Borden Chemical Investments, Inc.	S-4/A	333-122826	3.10	12/28/2005
3.11	Certificate of Amendment of Certificate of Incorporation, dated November 16, 2010 changing the name of the corporation to Momentive Specialty Chemicals Investments Inc.	S-4	333-172943	3.11	3/18/2011
3.12	Certificate of Conversion of Borden Chemical Foundry, LLC	S-4	333-142173	3.9	4/17/2007
3.13	Certificate of Formation of Borden Chemical Foundry, LLC	S-4	333-142173	3.10	4/17/2007
3.14	Limited Liability Company Agreement of Borden Chemical Foundry, LLC	S-4	333-142173	3.11	4/17/2007
3.15	Certificate of Incorporation of HSC Capital Corporation	S-4/A	333-122826	3.13	12/28/2005
3.16	Bylaws of HSC Capital Corporation	S-4/A	333-122826	3.14	12/28/2005
3.17	Certificate of Incorporation of Lawter International Inc.	S-4/A	333-122826	3.15	12/28/2005
3.18	Bylaws of Lawter International Inc.	S-4/A	333-122826	3.16	12/28/2005
3.19	Certificate of Incorporation of Borden Chemical International, Inc.	S-4/A	333-122826	3.17	12/28/2005
3.20	Bylaws of Borden Chemical International, Inc.	S-4/A	333-122826	3.18	12/28/2005
3.21	Certificate of Amendment of Certificate of Incorporation, dated February 2, 2011 changing the name of the corporation to Momentive International Inc.	S-4	333-172943	3.21	3/18/2011
3.22	Certificate of Incorporation of Oilfield Technology Group, Inc.	S-4/A	333-122826	3.23	12/28/2005
3.23	Bylaws of Oilfield Technology Group, Inc.	S-4/A	333-122826	3.24	12/28/2005
3.24	Certificate of Formation of Hexion CI Holding Company (China) LLC	S-4/A	333-122826	3.25	12/28/2005

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.25	Limited Liability Company Agreement of Hexion CI Holding Company (China) LLC	S-4/A	333-122826	3.26	12/28/2005
3.26	Certificate of Amendment to Certificate of Formation, dated November 16, 2010 changing the name of the company to Momentive CI Holding Company (China) LLC	S-4	333-172943	3.26	3/18/2011
3.27	Certificate of Formation of NL Coop Holdings LLC	S-4	333-172943	3.27	3/18/2011
3.28	Limited Liability Company Agreement of NL Coop Holdings LLC	S-4	333-172943	3.28	3/18/2011
4.1
Form of Indenture between Borden, Inc. and The First National Bank of Chicago, as Trustee, dated as of January 15, 1983, as supplemented by the First Supplemental Indenture dated as of March 31, 1986, and the Second Supplemental Indenture, dated as of June 26, 1996, relating to the $200,000,000 8  3/8% Sinking Fund Debentures due 2016
		S-3	33-4381	(4)(a) and (b)
4.2
Form of Indenture between Borden, Inc. and The Bank of New York, as Trustee, dated as of December 15, 1987, as supplemented by the First Supplemental Indenture dated as of December 15, 1987, the Second Supplemental Indenture dated as of February 1, 1993 and the Third Supplemental Indenture dated as of June 26, 1996.
		S-3	33-45770	4(a) thru 4(d)
4.3	Indenture dated as of November 3, 2006 among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, Hexion Specialty Chemicals, Inc., the guarantors named therein and Wilmington Trust Company, as trustee, related to the $200,000,000 second-priority senior secured floating rate notes due 2014 and the $625,000,000 9 3/4% second-priority senior secured notes due 2014.	10-Q	001-00071	4.3	11/14/2006
4.4	Indenture, dated as of January 29, 2010, by and among Hexion Finance Escrow LLC, Hexion Escrow Corporation and Wilmington Trust FSB, as trustee.	8-K	001-00071	4.1	2/4/2010
4.5	Supplemental Indenture, dated as of January 29, 2010, by and among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, the guarantors party thereto and Wilmington Trust FSB, as trustee.	8-K	001-00071	4.2	2/4/2010
4.6	Supplemental Indenture, dated as of June 4, 2010, by and among NL COOP Holdings LLC, Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, the guarantors party thereto and Wilmington Trust Company, as trustee.	8-K	001-00071	4.1	6/9/2010
4.7	Supplemental Indenture, dated as of June 4, 2010, by and among NL COOP Holdings LLC, Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, the guarantors party thereto and Wilmington Trust FSB, as trustee.	8-K	001-00071	4.2	6/9/2010
4.8	Indenture dated as of November 5, 2010 among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, the Company, the guarantors named therein and Wilmington Trust Company, as trustee, related to the $574,016,000 9.0% second-priority senior secured floating rate notes due 2020.	8-K	001-00071	4.1	11/12/2010
10.1‡	BHI Acquisition Corp. 2004 Deferred Compensation Plan	10-Q	001-00071	10(iv)	11/15/2004
10.2‡	BHI Acquisition Corp. 2004 Stock Incentive Plan	10-Q	001-00071	10(v)	11/15/2004
10.3‡	Resolution Performance Products Inc. 2000 Stock Option Plan	S-4	333-57170	10.26	3/16/2001
10.4‡	Resolution Performance Products Inc. 2000 Non - Employee Directors Stock Option Plan	S-4	333-57170	10.27	3/16/2001
10.5‡	Amended and Restated Resolution Performance Products, Inc. Restricted Unit Plan, as amended and restated May 31, 2005	S-1/A	333-124287	10.34	9/19/2005
10.6‡	Form of Non-Qualified Stock Option Agreement between BHI Acquisition Corp. and certain optionees	S-4	333-122826	10.12	2/14/2005
10.7‡	Resolution Specialty Materials Inc. 2004 Stock Option Plan	S-1/A	333-124287	10.52	7/15/2005
10.8‡	Form of Nonqualified Stock Option Agreement for Resolution Specialty Materials Inc. 2004 Stock Option Plan	S-1/A	333-124287	10.53	7/15/2005
10.9‡	Form of Nonqualified Stock Option Agreement for Resolution Performance Products Inc. 2000 Stock Option Plan	S-1/A	333-124287	10.54	7/15/2005
10.10‡	Form of Nonqualified Stock Option Agreement for Resolution Performance Products Inc. 2000 Non-Employee Director Stock Option Plan	S-1/A	333-124287	10.55	7/15/2005
10.11‡	Hexion LLC 2007 Long-Term Incentive Plan dated April 30, 2007	10-Q	001-00071	10.1	8/14/2007
10.12	Amended and Restated Investor Rights Agreement dated as of May 31, 2005 between Hexion LLC, Hexion Specialty Chemicals, Inc. and the holders that are party thereto	S-1/A	333-124287	10.63	7/15/2005
10.13	Registration Rights Agreement dated as of May 31, 2005 between Hexion Specialty Chemicals, Inc. and Hexion LLC	S-1/A	333-124287	10.64	7/15/2005
10.14‡	Amended and Restated Executives' Supplemental Pension Plan for Hexion Specialty Chemicals, Inc., dated as of September 7, 2005	8-K	001-00071	10	9/12/2005

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.15	Borden, Inc. Advisory Directors Plan dated 7/1/89	10-K	001-00071	10(viii)	7/1/1989
10.16‡	Hexion Specialty Chemicals, Inc. 2009 Leadership Long-Term Cash Incentive Plan	10-K	001-00071	10.21	3/11/2009
10.17‡	Hexion Specialty Chemicals, Inc. 2009 Incentive Compensation Plan	10-K	001-00071	10.25	3/11/2009
10.18‡	Hexion Specialty Chemicals, Inc. 2010 Incentive Compensation Plan	10-K	001-00071	10.2	3/9/2010
10.19‡	Amended and Restated Employment Agreement dated as of August 12, 2004 between Hexion Specialty Chemicals, Inc. and Craig O. Morrison	10-Q	001-00071	10(i)	11/15/2004
10.20‡	Amended and Restated Employment Agreement dated as of August 12, 2004 between Hexion Specialty Chemicals, Inc. and Joseph P. Bevilaqua	10-Q	001-00071	10(ii)	11/15/2004
10.21‡	Summary of Terms of Employment between Hexion Specialty Chemicals, Inc. and Joseph P. Bevilaqua dated August 10, 2008	10-K	001-00071	10.23	3/9/2010
10.22‡	International assignment agreement dated as of November 13, 2008 between Hexion Specialty Chemicals, Inc. and Joseph P. Bevilaqua	10-K	001-00071	10.28	3/11/2009
10.23‡	Amended and Restated Employment Agreement dated as of August 12, 2004 between Hexion Specialty Chemicals, Inc. and William H. Carter	10-Q	001-00071	10(iii)	11/15/2004
10.24‡	Summary of Terms of Employment between Hexion Specialty Chemicals, Inc. and Judith A. Sonnett dated September 21, 2007	10-K	001-00071	10.29	3/9/2010
10.25‡	Addition of Terms of Employment between Hexion Specialty Chemicals, Inc. and Dale N. Plante, Supplement to August 2008 Promotional Employment Offer dated as of July 16, 2009	10-K	001-00071	10.27	2/28/2011
10.26‡	Momentive Specialty Chemicals Inc. Supplemental Executive Retirement Plan, dated as of December 31, 2011	8-K	001-00071	99.1	1/6/2012
10.27	Master Asset Conveyance and Facility Support Agreement, dated as of December 20, 2002, between Borden Chemical and Borden Chemicals and Plastics Operating Limited Partnership	10-K	001-00071	(10)(xxvi)	3/28/2003
10.28	Environmental Servitude Agreement, dated as of December 20, 2002, between Borden Chemical and Borden Chemicals and Plastics Operating Limited Partnership	10-K	001-00071	(10)(xxvii)	3/28/2003
10.29	Intellectual Property Transfer and License Agreement and Contribution Agreement dated as of November 14, 2000 between Shell Oil Company and Shell Epoxy Resins LLC	S-4	333-57170	10.13	3/16/2001
10.3	Intellectual Property Transfer and License Agreement and Contribution Agreement dated as of November 14, 2000 between Shell Internationale Research Maatschappij B.V. and Shell Epoxy Resins Research B.V	S-4	333-57170	10.14	3/16/2001
10.31	First Amended and Restated Deer Park Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2000 between Shell Chemical Company, for itself and as agent for Shell Oil Company, and Shell Epoxy Resins LLC	S-4	333-57170	10.19	3/16/2001
10.32	First Amended and Restated Pernis Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2000 between Resolution Europe B.V. (f/k/a Resolution Nederland B.V., f/k/a Shell Epoxy Resins Nederland B.V.) and Shell Nederland Raffinaderij B.V.	S-4	333-57170	10.21	3/16/2001
10.33	First Amended and Restated Pernis Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2000 between Resolution Europe B.V. (f/k/a Resolution Nederland B.V., f/k/a Shell Epoxy Resins Nederland B.V.) and Shell Nederland Chemie B.V.	S-4	333-57170	10.22	3/16/2001
10.34†	Second Amended and Restated Norco Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2004 between Shell Chemical L.P. and Resolution Performance Products LLC.	10-K	001-00071	10.45	3/22/2007
10.35	Deer Park Ground Lease and Grant of Easements dated as of November 1, 2000 between Shell Oil Company and Shell Epoxy Resins LLC	S-4	333-57170	10.23	3/16/2001
10.36	Norco Ground Lease and Grant of Servitudes dated as of November 1, 2000 between Shell Oil Company and Shell Epoxy Resins LLC	S-4	333-57170	10.24	3/16/2001
10.37	Amended and Restated Agreement of Sub-Lease (Pernis) dated as of November 1, 2000 between Resolution Europe B.V. (f/k/a Resolution Nederland B.V., f/k/a Shell Epoxy Resins Nederland B.V.) and Shell Nederland Raffinaderij B.V.	S-4	333-57170	10.25	3/16/2001
10.38	Amended and Restated Management Consulting Agreement dated as of May 31, 2005 between Borden Chemical, Inc. and Apollo Management V, L.P.	S-1/A	333-124287	10.66	7/15/2005
10.39	Intercreditor Agreement dated as of November 3, 2006 among Hexion Specialty Chemicals, Inc., Hexion LLC, the subsidiary parties thereto, Wilmington Trust Company as trustee and JPMorgan Chase Bank, N.A. as intercreditor agent	10-Q	001-00071	10.1	11/14/2006

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.40	Registration Rights Agreement dated as of November 3, 2006 among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance ULC, Hexion Specialty Chemicals, Inc. and subsidiary parties thereto and Credit Suisse Securities (USA) LLC and JPMorgan Securities, Inc. as initial purchasers.	10-Q	001-00071	10.2	11/14/2006
10.41	Collateral Agreement dated as of November 3, 2006 among Hexion Specialty Chemicals, Inc. and subsidiary parties thereto, and Wilmington Trust Company, as Collateral Agent.	10-K	001-00071	10.57	3/11/2009
10.42	Second Amended and Restated Collateral Agreement dated as of November 3, 2006 among Hexion LLC, Hexion Specialty Chemicals, Inc. and subsidiary parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	10-K	001-00071	10.58	3/11/2009
10.43	Second Amended and Restated Credit Agreement with exhibits and schedules dated as of November 3, 2006 among Hexion LLC, Hexion Specialty Chemicals, Inc., Hexion Specialty Chemicals Canada, Inc., Hexion Specialty Chemicals B.V., Hexion Specialty Chemicals UK Limited, Borden Chemical UK Limited, the lenders party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent, Credit Suisse, as Syndication Agent and J.P. Morgan Securities Inc. and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners.	10-Q	001-00071	10.1	8/13/2009
10.44	Incremental Facility Amendment and Amendment No. 1 with exhibits and schedules to the Second Amended and Restated Credit Agreement dated as of June 15, 2007 among Hexion LLC, Hexion Specialty Chemicals, Inc., Hexion Specialty Chemicals Canada, Inc., Hexion Specialty Chemicals B.V., Hexion Specialty Chemicals UK Limited, Borden Chemical UK Limited, the lenders party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent	10-Q	001-00071	10.2	8/13/2009
10.45	Second Incremental Facility Amendment with exhibits and schedules to the Second Amended and Restated Credit Agreement dated as of August 7, 2007 among Hexion LLC, Hexion Specialty Chemicals, Inc., Hexion Specialty Chemicals Canada, Inc., Hexion Specialty Chemicals B.V., Hexion Specialty Chemicals UK Limited, Borden Chemical UK Limited, the lenders party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent	10-Q	001-00071	10.3	8/13/2009
10.46	Settlement Agreement and Release, dated December 14, 2008, among Huntsman Corporation, Jon M. Huntsman, Peter R. Huntsman, Hexion Specialty Chemicals, Inc., Hexion LLC, Nimbus Merger Sub, Inc., Craig O. Morrison, Leon Black, Joshua J. Harris and Apollo Global Management, LLC and certain of its affiliates	8-K	001-00071	10.1	12/15/2008
10.47	Commitment Letter dated as of March 3, 2009 among the Hexion Specialty Chemicals, Inc., Hexion LLC, Euro VI (BC) S.a.r.l., Euro V (BC) S.a.r.l. and AAA Co-Invest VI (EHS-BC) S.a.r.l.	8-K	001-00071	10.1	3/3/2009
10.48	Credit Agreement with exhibits and schedules dated as of March 3, 2009 among Hexion Specialty Chemicals, Inc., Borden Luxembourg S.a.r.l., Euro V (BC) S.a.r.l., Euro VI (BC) S.a.r.l. and AAA Co-Invest VI (EHS-BC) S.a.r.l.	10-Q	001-00071	10.4	8/13/2009
10.49	Indemnification Agreement dated as of March 3, 2009 among Apollo Management, L.P. and subsidiary parties thereto, Hexion LLC, Hexion Specialty Chemicals, Inc. and Nimbus Merger Sub Inc.	8-K	001-00071	10.3	3/3/2009
10.50	Amendment Agreement to Credit Agreement, dated as of January 25, 2010, among Hexion LLC, Hexion Specialty Chemicals, Inc., Hexion Specialty Chemicals Canada, Inc., Hexion Specialty Chemicals B.V., Hexion Specialty Chemicals UK Limited, Borden Chemical UK Limited, the Subsidiary Loan Parties party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent.	8-K/A	001-00071	10.1	2/4/2010
10.51	Registration Rights Agreement, dated as of January 29, 2010, by and among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, the guarantors party thereto and Credit Suisse Securities (USA) LLC, as representative of the initial purchasers.	8-K	001-00071	4.3	2/4/2010
10.52	Third Amended and Restated Credit Agreement, dated as of January 29, 2010, among Hexion LLC, Hexion Specialty Chemicals, Inc., each subsidiary of Hexion Specialty Chemicals, Inc. from time to time party thereto, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K/A	001-00071	10.1	2/4/2010
10.53	Intercreditor Agreement, dated as of January 29, 2010, by and among JPMorgan Chase Bank, as intercreditor agent, Wilmington Trust FSB, as trustee and collateral agent, Hexion LLC, Hexion Specialty Chemicals, Inc. and certain subsidiaries.	8-K/A	001-00071	10.1	2/4/2010
10.54	Joinder and Supplement to Intercreditor Agreement dated January 29, 2010, by and among Wilmington Trust FSB, as trustee under the Indenture, JPMorgan Chase Bank, as intercreditor agent, Wilmington Trust Company, as trustee and collateral agent and as second-priority agent, Hexion LLC, Hexion Specialty Chemicals, Inc. and each subsidiary of Hexion Specialty Chemicals, Inc. from time to time party thereto.	8-K	001-00071	10.3	2/4/2010

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.55	Notes Collateral Agreement dated and effective as of January 29, 2010, among Hexion Specialty Chemicals, Inc., each Subsidiary Party thereto and Wilmington Trust FSB, as collateral agent.	8-K	001-00071	10.4	2/4/2010
10.56	SUPPLEMENT dated as of June 4, 2010, to the U.S. Guarantee Agreement dated as of May 31, 2005, among HEXION LLC, a Delaware limited liability company, HEXION SPECIALTY CHEMICALS, INC., a New Jersey corporation, each Domestic Subsidiary Loan Party party thereto and JPMORGAN CHASE BANK, N.A., as Administrative Agent (in such capacity, the “Administrative Agent”) for the Lenders (as defined therein).	8-K	001-00071	10.1	6/9/2010
10.57	SUPPLEMENT dated as of June 4, 2010, to the Foreign Guarantee Agreement dated as of May 31, 2005, among HEXION LLC, a Delaware limited liability company, HEXION SPECIALTY CHEMICALS, INC., a New Jersey corporation, each Foreign Subsidiary Loan Party party thereto and JPMORGAN CHASE BANK, N.A., as Administrative Agent (in such capacity, the “Administrative Agent”) for the Lenders (as defined therein).	8-K	001-00071	10.2	6/9/2010
10.58	SUPPLEMENT dated as of June 4, 2010, to the Third Amended and Restated Collateral Agreement dated as of January 29, 2010, among HEXION LLC, a Delaware limited liability company, HEXION SPECIALTY CHEMICALS, INC., a New Jersey corporation, each Subsidiary Party party thereto and JPMORGAN CHASE BANK, N.A., as Applicable First Lien Representative (in such capacity, the “Applicable First Lien Representative”) for the Secured Parties (as defined therein).	8-K	001-00071	10.3	6/9/2010
10.59	SUPPLEMENT dated as of June 4, 2010, to the Collateral Agreement dated as of January 29, 2010, among HEXION SPECIALTY CHEMICALS, INC., a New Jersey corporation, each Subsidiary Party party thereto and WILMINGTON TRUST FSB, as Collateral Agent (in such capacity, the “Collateral Agent”) for the Secured Parties (as defined therein).	8-K	001-00071	10.4	6/9/2010
10.60	SUPPLEMENT dated as of June 4, 2010, to the Collateral Agreement dated as of November 3, 2006, among HEXION SPECIALTY CHEMICALS, INC., a New Jersey corporation, each Subsidiary Party party thereto and WILMINGTON TRUST COMPANY, as Collateral Agent (in such capacity, the “Collateral Agent”) for the Secured Parties (as defined therein).	8-K	001-00071	10.5	6/9/2010
10.61	Registration Rights Agreement dated as of November 5, 2010 among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance ULC, the Company and subsidiary parties thereto and Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., UBS Securities LLC, Deutsche Bank Securities Inc, Goldman, Sachs & Co., BMO Capital Markets Corp and JPMorgan Securities LLC, as initial purchasers.	8-K	001-00071	4.2	11/12/2010
10.62	Registration Rights Agreement, dated November 5, 2010, among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, the Guarantors, including the Company, and Euro VI (BC) S.a r.l.	8-K	001-00071	4.3	11/12/2010
10.63	Third Joinder and Supplement to Intercreditor Agreement, dated as of November 5, 2010, by and among JPMorgan Chase Bank, as intercreditor agent, Wilmington Trust Company, as trustee and collateral agent, Hexion LLC, the Company and certain of its subsidiaries.	8-K	001-00071	10.1	11/12/2010
10.64	Joinder and Supplement to Collateral Agreement dated November 5, 2010 among the Company and subsidiary parties thereto, and Wilmington Trust Company, as trustee and collateral agent.	8-K	001-00071	10.2	11/12/2010
10.65	Supplement, dated as of December 15, 2010 to the Foreign Guarantee Agreement, dated as of May 31, 2005 among Momentive Specialty Chemicals Holdings LLC, Momentive Specialty Chemicals Inc., each Foreign Subsidiary Loan Party party thereto and JP Morgan Chase Bank, as administrative agent for the Lenders.	8-K	001-00071	10.1	12/15/2010
10.66	Shared Services agreement, dated as of October 1, 2010, by and among Hexion Specialty Chemicals, Inc. and Momentive Performance Materials Inc.,and the other Persons party thereto	10-K	001-00071	10.68	2/28/2011
10.67	Purchase and Sale Agreement, dated November 30, 2010, by and between Momentive Specialty Chemicals Inc. and Harima Chemicals, Inc.	8-K	001-00071	2.01	2/4/2011
10.68‡	Momentive Performance Materials Holdings LLC 2011 Equity Incentive Plan	S-4	333-172943	10.69	3/18/2011
10.69‡	Form of Restricted Deferred Unit Award Agreement of Momentive Performance Materials Holdings LLC	S-4	333-172943	10.7	3/18/2011
10.70‡	Form of Unit Option Agreement of Momentive Performance Materials Holdings LLC	S-4	333-172943	10.71	3/18/2011
10.71‡	Form of Director Unit Option Agreement of Momentive Performance Materials Holdings LLC	S-4	333-172943	10.72	3/18/2011
10.72‡	Management Investor Rights Agreement, dated as of February 23, 2011 by and among Momentive Performance Materials Holdings LLC and the Holders	S-4	333-172943	10.73	3/18/2011

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.73	Amended and Restated Shared Services Agreement dated March 17, 2011 by and among Momentive Performance Materials Inc., its subsidiaries, and Momentive Specialty Chemicals Inc.	8-K	001-00071	10.1	3/17/2011
10.74	Master Confidentiality and Joint Development Agreement entered into on March 17, 2011 by and between Momentive Performance Materials Inc. and Momentive Specialty Chemicals Inc.	8-K	001-00071	10.2	3/17/2011
10.75‡	Momentive Performance Materials Holdings LLC 2011 Incentive Compensation Plan	10-Q	001-00071	10.1	5/13/2011
10.76	Amendment Two to Second Amended and Restated Norco Site Services, Utilities, Materials and Facilities Agreement dated January 1, 2011 between Shell Chemical L.P. and Momentive Specialty Chemicals Inc.	10-Q	001-00071	10.2	5/13/2011
10.77	Third Incremental Facility Amendment, dated as of May 18, 2011, by and among Momentive Specialty Chemicals Inc., the other borrowers named therein, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-00071	10.1	5/23/2011
12.1	Statement regarding Computation of Ratios					X
18.1	Letter from PricewaterhouseCoopers, dated February 28, 2011 regarding preferability of a change in accounting principle	10-K	001-00071	18.1	2/28/2011
21.1	List of Subsidiaries of Momentive Specialty Chemicals Inc.					X
31.1	Rule 13a-14 Certifications					X
	(a) Certificate of the Chief Executive Officer					X
	(b) Certificate of the Chief Financial Officer					X
32.1	Section 1350 Certifications					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Schema Document					X
101.CAL	XBRL Calculation Linkbase Document					X
101.LAB	XBRL Label Linkbase Document					X
101.PRE	XBRL Presentation Linkbase Document					X
101.DEF	XBRL Definition Linkbase Document					X

†
The schedules and exhibits to these agreements are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedule or exhibit.

‡	Represents a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOMENTIVE SPECIALTY CHEMICALS INC.

By	/s/ William H. Carter
William H. Carter
Executive Vice President and Chief Financial Officer
Date: March 2, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Signature	Date
Craig O. Morrison	Director, President and Chief Executive Officer (Principal Executive Officer)	/s/ Craig O. Morrison	March 2, 2012

William H. Carter	Director, Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	/s/ William H. Carter	March 2, 2012

Robert V. Seminara	Director	/s/ Robert V. Seminara	March 2, 2012

Jordan C. Zaken	Director	/s/ Jordan C. Zaken	March 2, 2012

David B. Sambur	Director	/s/ David B. Sambur	March 2, 2012

MOMENTIVE INTERNATIONAL HOLDINGS COOPERATIEF U.A.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(In millions)	2011	2010	2009
Net sales	$3,077	$2,714	$2,237
Cost of sales	2,723	2,366	1,992
Gross profit	354	348	245
Selling, general and administrative expense	251	256	209
Asset impairments (See Note 2)	28	—	11
Business realignment costs (See Note 2)	11	15	22
Other operating (income) expense, net	(8)	(3)	2
Operating income	72	80	1
Interest expense, net	41	39	31
Affiliated interest expense, net (See Note 10)	51	47	16
Other non-operating (income) expense, net	(4)	(18)	9
(Loss) income from continuing operations before income taxes and earnings from unconsolidated entities	(16)	12	(55)
Income tax (benefit) expense (See Note 15)	(4)	25	(18)
Loss from continuing operations before earnings from unconsolidated entities	(12)	(13)	(37)
Loss from unconsolidated entities, net of taxes	(2)	(1)	—
Net loss from continuing operations	(14)	(14)	(37)
Net income (loss) from discontinued operations, net of taxes	8	3	(13)
Net loss	$(6)	$(11)	$(50)
Comprehensive loss	$(21)	$(95)	$(61)
See Notes to Consolidated Financial Statements

MOMENTIVE INTERNATIONAL HOLDINGS COOPERATIEF U.A.
CONSOLIDATED BALANCE SHEETS

(In millions)	December 31, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents (including restricted cash of $3 and $6, respectively) (See Note 2)	$167	$83
Short-term investments	7	6
Accounts receivable (net of allowance for doubtful accounts of $16 and $20, respectively)	338	368
Accounts receivable from affiliates (See Note 5)	41	63
Loans receivable from affiliates (See Note 10)	108	33
Inventories:
Finished and in-process goods	129	128
Raw materials and supplies	68	71
Other current assets	43	48
Current assets of discontinued operations (See Note 3)	—	145
Total current assets	901	945
Long-term loans receivable from affiliates (See Note 10)	6	20
Other assets	79	70
Property and equipment
Land	57	49
Buildings	189	194
Machinery and equipment	1,247	1,238
	1,493	1,481
Less accumulated depreciation	(794)	(714)
	699	767
Goodwill (See Note 6)	111	114
Other intangibles assets, net (See Note 6)	82	112
Total assets	$1,878	$2,028
Liabilities and Deficit
Current liabilities
Accounts and drafts payable	$236	$246
Accounts payable to affiliates (See Note 5)	46	193
Debt payable within one year (See Note 9)	87	57
Affiliated debt payable within one year (See Note 10)	325	79
Income taxes payable	11	19
Other current liabilities	96	95
Current liabilities of discontinued operations (See Note 3)	—	32
Total current liabilities	801	721
Long-term debt (See Note 9)	598	649
Affiliated long-term debt (See Note 10)	613	746
Deferred income taxes (See Note 15)	75	105
Long-term pension and post employment benefit obligations (See Note 13)	124	125
Other long-term liabilities	58	55
Total liabilities	2,269	2,401
Commitments and contingencies (See Notes 9, 11 and 12)
Deficit
Paid-in deficit	(12)	(135)
Loans receivable from parent	(204)	(87)
Accumulated other comprehensive loss	(97)	(82)
Accumulated deficit	(79)	(72)
Total Momentive International Holdings Cooperatief U.A. shareholder's deficit	(392)	(376)
Noncontrolling interest	1	3
Total deficit	(391)	(373)
Total liabilities and deficit	$1,878	$2,028
See Notes to Consolidated Financial Statements

MOMENTIVE INTERNATIONAL HOLDINGS COOPERATIEF U.A.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(In millions)	2011	2010	2009
Cash flows provided by operating activities
Net loss	$(6)	$(11)	$(50)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	106	107	109
Allocations of corporate overhead, net (See Note 5)	9	14	16
Loss (gain) on disposal of assets, net of taxes	—	—	3
(Gain) loss on foreign exchange guarantee agreement with parent (See Note 5)	(8)	13	—
Gain on settlement of affiliated balances, net (See Note 3)	(6)	—	—
Deferred tax benefit	(26)	(14)	(6)
Non-cash impairments and accelerated depreciation	29	2	13
Unrealized foreign exchange loss (gain)	2	(12)	(7)
Other non-cash adjustments	5	(1)	3
Net change in assets and liabilities:
Accounts receivable	41	(65)	47
Inventories	(26)	(41)	70
Accounts and drafts payable	(49)	121	12
Income taxes payable	(4)	15	4
Other assets	32	(3)	(12)
Other liabilities	7	11	(29)
Net cash provided by operating activities	106	136	173
Cash flows provided by (used in) investing activities
Capital expenditures	(64)	(66)	(92)
Capitalized interest	—	(1)	(5)
Proceeds from the sale of business, net of cash transferred	124	—	—
Proceeds from the sale of assets	—	7	—
Change in restricted cash	3	2	7
(Purchases of) proceeds from the sale of investments	(2)	4	(2)
Net cash provided by (used in) investing activities	61	(54)	(92)
Cash flows used in financing activities
Net short-term debt borrowings (repayments)	8	(8)	(15)
Borrowings of long-term debt	332	633	568
Repayments of long-term debt	(356)	(663)	(692)
Affiliated loan (repayments) borrowings, net	(87)	(18)	15
Capital contribution	30	—	—
Deferred financing fees paid	—	(8)	—
Common stock dividends paid	(1)	—	—
Net cash used in financing activities	(74)	(64)	(124)
Effect of exchange rates on cash and cash equivalents	(6)	1	19
Increase (decrease) in cash and cash equivalents	87	19	(24)
Cash and cash equivalents (unrestricted) at beginning of year	77	58	82
Cash and cash equivalents (unrestricted) at end of year	$164	$77	$58
Supplemental disclosures of cash flow information
Cash paid for:
Interest, net	$95	$78	$38
Income taxes paid (refunded), net	17	25	(9)
Non-cash investing and financing activity:
Distribution to parent—acquisition of subsidiaries previously combined (See Note 1)	—	(700)	—
Affiliate note assumed to acquire subsidiaries (See Note 1)	—	700	—
Contribution from parent—contribution of intercompany accounts receivable related to foreign exchange guarantee agreement with parent (See Note 5)	89	—	—
Distribution to parent—settlement of foreign exchange guarantee agreement with parent (See Note 5)	—	(78)	—
Accounts payable to affiliates reclassified to affiliated long-term debt	—	—	140
See Notes to Consolidated Financial Statements

MOMENTIVE INTERNATIONAL HOLDINGS COOPERATIEF U.A.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

(In millions)	Paid-in (Deficit) Capital	Loans Receivable from Parent	Accumulated Other Comprehensive (Loss) Income (a)	Accumulated Deficit	Total Momentive International Holdings Cooperatief U.A. Shareholder's (Deficit) Equity	Noncontrolling Interest	Total
Balance at December 31, 2008	$613	$(215)	$13	$(10)	$401	$3	$404
Net loss	—	—	—	(50)	(50)	—	(50)
Loss recognized in comprehensive income from pension and postretirement benefits, net of tax	—	—	(7)	—	(7)	—	(7)
Translation adjustments	—	—	(4)	—	(4)	—	(4)
Comprehensive loss					(61)	—	(61)
Net borrowings to parent	—	(319)	—	—	(319)	—	(319)
Translation adjustment and other non-cash changes in principal	—	(15)	—	—	(15)	—	(15)
Allocations of corporate overhead (See Note 5)	16	—	—	—	16	—	16
Balance at December 31, 2009	629	(549)	2	(60)	22	3	25
Net loss	—	—	—	(11)	(11)	—	(11)
Translation adjustments	—	—	(84)	—	(84)	—	(84)
Comprehensive loss					(95)	—	(95)
Distribution to parent—acquisition of subsidiaries previously combined through assumption of note payable to parent (See Note 1 and Note 10)	(697)	466	—	—	(231)	—	(231)
Distribution to parent—acquisition of subsidiaries previously combined for purposes of IAR divestiture	(3)	—	—	—	(3)	—	(3)
Translation adjustment and other non-cash changes in principal	—	(4)	—	—	(4)	—	(4)
Dividends declared	—	—	—	(1)	(1)	—	(1)
Distribution to parent—settlement of foreign exchange guarantee agreement with parent (See Note 5)	(78)	—	—	—	(78)	—	(78)
Allocations of corporate overhead (See Note 5)	14	—	—	—	14	—	14
Balance at December 31, 2010	(135)	(87)	(82)	(72)	(376)	3	(373)
Net loss	—	—	—	(6)	(6)	—	(6)
Gain recognized in comprehensive income from pension and postretirement benefits, net of tax	—	—	7	—	7	—	7
Translation adjustments	—	—	(22)	—	(22)	—	(22)
Comprehensive loss					(21)	—	(21)
Net borrowings to parent	—	(142)	—	—	(142)	—	(142)
Translation adjustment and other non-cash changes in principal	—	25	—	—	25	—	25
Dividends declared	—	—	—	(1)	(1)	—	(1)
Capital contribution from parent	30	—	—	—	30	—	30
Capital contribution from parent—contribution of intercompany accounts receivable related to foreign exchange guarantee agreement with parent (See Note 5)	89	—	—	—	89	—	89
Allocations of corporate overhead (See Note 5)	9	—	—	—	9	—	9
Divestiture of IAR Business (See Note 3)	(5)	—	—	—	(5)	(2)	(7)
Balance at December 31, 2011	$(12)	$(204)	$(97)	$(79)	$(392)	$1	$(391)

(a)
Accumulated other comprehensive income at December 31, 2011 represents $90 of net foreign currency translation losses and a $7 loss, net of tax, relating to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement benefit plans (see Note 13). Accumulated other comprehensive income at December 31, 2010 represents $68 of net foreign currency translation losses and a $14 loss, net of tax, relating to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement benefit plans (see Note 13). Accumulated other comprehensive income at December 31, 2009 represents $16 of net foreign currency translation gains and a $14 loss, net of tax, relating to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement benefit plans (see Note 13).

See Notes to Consolidated Financial Statements

MOMENTIVE INTERNATIONAL HOLDINGS COOPERATIEF U.A.

Notes to Consolidated Financial Statements
(In millions)
1. Background and Basis of Presentation
Momentive International Holdings Cooperatief U.A. (“CO-OP”) is a holding company whose primary assets are its investments in Momentive Specialty Chemicals B.V. (“MSC B.V.”) and Momentive Specialty Chemicals Canada, Inc. (“MSC Canada”), and their respective subsidiaries. Together, CO-OP, through its investments in MSC Canada and MSC B.V. and their respective subsidiaries, (collectively referred to as the “Company”), is engaged in the manufacture and marketing of urea, phenolic, epoxy and epoxy specialty resins and coatings applications primarily used in forest and industrial and construction products and other specialty and industrial chemicals worldwide. At December 31, 2011, the Company's operations included 45 manufacturing facilities in Europe, North America, South America, Australia, New Zealand and Korea. The Company is a wholly owned subsidiary of Momentive Specialty Chemicals Inc. (“MSC”) and has significant related party transactions with MSC as discussed in Note 5. CO-OP operates as a business under the direction and with support of its parent, MSC.
MSC serves global industrial markets through a broad range of thermoset technologies, specialty products and technical support for customers in a diverse range of applications and industries.
Prior to the formation of the Company on June 4, 2010, and for all financial statement periods presented, all subsidiaries of the Company were considered entities under the common control of MSC as defined in the guidance for business combinations. As a result of the formation of the Company, these entities are presented in the accompanying financial statements retroactively on a combined basis. In addition, as all entities are under the common control of MSC, all entities have been accounted for on an historical cost basis consistent with the basis of MSC, and as such, the acquisition method of accounting has not been applied.
2. Summary of Significant Accounting Policies
Principles of Consolidation—The Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries, all of which are under the common control and management of MSC, and for which no substantive participating rights are held by minority shareholders. Intercompany transactions and balances have been eliminated. Noncontrolling interests exist for the equity interests in subsidiaries that are not 100% owned by the Company. However, due to common ownership, MSC's 34% interest in Momentive Specialty Chemicals Sdn. Bhd. (“MSC Malaysia”) and MSC's interest in New Nimbus KG (“Nimbus”) are included within the Consolidated Financial Statements presented herein.
Foreign Currency Translations—Assets and liabilities of foreign affiliates are translated at the exchange rates in effect at the balance sheet date. Income, expenses and cash flows are translated at average exchange rates prevailing during the year. In addition, gains or losses related to the Company's intercompany loans payable and receivable denominated in a foreign currency other than the subsidiary's functional currency that are deemed to be permanently invested are also remeasured to cumulative translation and recorded in Accumulated other comprehensive (loss) income. The effect of translation is accounted for as an adjustment to Equity and is included in Accumulated other comprehensive (loss) income. The Company recognized transaction (losses) gains of $(3), $49 and $(9) for the years ended December 31, 2011, 2010 and 2009, respectively, which are included as a component of Net income.
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
 Cash and Cash Equivalents—The Company considers all highly liquid investments that are purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2011 and 2010, the Company had interest-bearing time deposits and other cash equivalent investments of $86 and $20, respectively. They are included in the Consolidated Balance Sheets as a component of Cash and cash equivalents.
Investments—Investments with original maturities greater than 90 days but less than one year are included in the Consolidated Balance Sheets as Short-term investments. At December 31, 2011 and 2010, the Company had Brazilian real denominated U.S. dollar index investments of $7 and $6, respectively. These investments, which are classified as held-to-maturity securities, are recorded at cost, which approximates fair value.
Allowance for Doubtful Accounts—The allowance for doubtful accounts is estimated using factors such as customer credit ratings and past collection history. Receivables are charged against the allowance for doubtful accounts when it is probable that the receivable will not be recovered.

Inventories—Inventories are stated at lower of cost or market using the first-in, first-out method. Costs include direct material, direct labor and applicable manufacturing overheads, which are based on normal production capacity. Abnormal manufacturing costs are recognized as period costs and fixed manufacturing overheads are allocated based on normal production capacity. An allowance is provided for excess and obsolete inventories based on management's review of inventories on-hand compared to the estimated future usage and sales. Inventories in the Consolidated Balance Sheets are presented net of an allowance for excess and obsolete inventory of $4 at both December 31, 2011 and 2010.
Deferred Expenses—Deferred financing costs are presented as a component of Other assets in the Consolidated Balance Sheets and are amortized over the life of the related debt or credit facility using the effective interest method. Upon extinguishment of any of the debt, the related debt issuance costs are written off. At December 31, 2011 and 2010, the Company’s unamortized deferred financing costs were $7 and $10, respectively.
Property and Equipment—Land, buildings and machinery and equipment are stated at cost less accumulated depreciation. Depreciation is recorded on the straight-line basis over the estimated useful lives of properties (the average estimated useful lives for buildings is 20 years and 15 years for machinery and equipment). Assets under capital leases are amortized over the lesser of their useful lives or the lease term. Major renewals and betterments are capitalized. Maintenance, repairs, minor renewals and turnarounds (periodic maintenance and repairs to major units of manufacturing facilities) are expensed as incurred. When property and equipment is retired or disposed of, the asset and related depreciation are removed from the accounts and any gain or loss is reflected in operating income. The Company capitalizes interest costs that are incurred during the construction of property and equipment. Depreciation expense was $93, $89 and $88 for the years ended December 31, 2011, 2010 and 2009, respectively.
Goodwill and Intangibles—The excess of purchase price over net tangible and identifiable intangible assets of businesses acquired is carried as Goodwill in the Consolidated Balance Sheets. Separately identifiable intangible assets that are used in the operations of the business (e.g. patents and technology, customer lists and contracts) are recorded at cost (fair value at the time of acquisition) and reported as Other intangible assets, net in the Consolidated Balance Sheets. The Company does not amortize goodwill or indefinite-lived intangible assets. Intangible assets with determinable lives are amortized on a straight-line basis over the shorter of the legal or useful life of the assets, which range from 1 to 30 years (see Note 6).
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
During the years ended December 31, 2011, 2010 and 2009, asset impairments of $28, $0 and $11, respectively, were included in Asset impairments in the Consolidated Statements of Operations.
Long-Lived and Amortizable Intangible Assets
In 2011, as a result of the loss of a customer that went out of business in the second quarter of 2011 and continued competitive pressures resulting in successive periods of negative cash flows associated with certain assets within the Company’s European forest products business, the Company recorded impairment charges of $18 on certain of its long-lived assets.
In 2011, as a result of the likelihood that certain assets would be sold before the end of their estimated useful lives in order to bring manufacturing capacity in line with current market demand, the Company recorded impairment charges of $10 on certain long-lived assets.
In 2009, the Company recorded impairment charges of $11 as a result of the Company's decision to indefinitely idle certain production lines and close certain R&D facilities.
Goodwill
The Company performs an annual assessment of qualitative factors to determine whether the existence of any events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than the carrying amount of the reporting unit’s net assets. If, after assessing all events and circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is less than the carrying amount of the reporting unit's net assets, the Company uses a probability weighted market and income approach to estimate the value of the reporting unit. The Company’s market approach is a comparable analysis technique commonly used in the investment banking and private equity industries based on the EBITDA (earnings before interest, income taxes, depreciation and amortization) multiple technique. Under this technique, estimated fair value is the result of a market-based EBITDA multiple that is applied to an appropriate historical EBITDA amount, adjusted for the additional fair value that would be assigned by a market participant obtaining control over the reporting unit. The Company’s income approach is a discounted cash flow model. When the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of the reporting unit’s goodwill, an impairment loss is recognized for the difference.
At October 1, 2011 and 2010, the fair value of the reporting units exceeded the carrying amount of assets (including goodwill) and liabilities assigned to the units.
General Insurance—The Company is generally insured for losses and liabilities for workers' compensation, physical damage to property, business interruption and comprehensive general, product and vehicle liability under policies maintained by MSC and is allocated a share of the related premiums. The Company records losses when a loss has been incurred and is estimable (see Note 5).

Legal Claims and Costs—The Company accrues for legal claims and costs in the period in which a claim is made or an event becomes known, if the amounts are probable and reasonably estimable. Each claim is assigned a range of potential liability, with the most likely amount accrued. If there is no amount in the range of potential liability that is most likely, the low end of the range is accrued. The amount accrued includes all costs associated with the claim, including settlements, assessments, judgments, fines and incurred legal fees (see Note 12).
Environmental Matters— Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Environmental accruals are reviewed on a quarterly basis and as events and developments warrant (see Note 12).
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
Research and Development Costs—Funds are committed to research and development activities for technical improvement of products and processes that are expected to contribute to future earnings. All costs associated with research and development are charged to expense as incurred. Research and development and technical service expense of $40, $38 and $34 for the years ended December 31, 2011, 2010 and 2009, respectively, are included in Selling, general and administrative expense in the Consolidated Statements of Operations.
Business Realignment Costs—The Company incurred business realignment costs totaling $11, $15 and $22 for the years ended December 31, 2011, 2010 and 2009, respectively. These costs primarily represent expenses to implement productivity savings programs to reduce the Company's cost structure and align manufacturing capacity with current volume demands (see Note 4). For the year ended December 31, 2011, these costs also represent minor headcount reduction programs.
Income Taxes—The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of the assets and liabilities.
Deferred tax balances are adjusted to reflect tax rates, based on current tax laws that will be in effect in the years in which temporary differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. For purposes of these financial statements, the international subsidiaries are treated as foreign subsidiaries of a domestic parent, the Company, for all periods presented. Reconciliations of tax rates are calculated at the statutory tax rates (see Note 15).
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
Derivative Financial Instruments—The Company periodically enters into forward exchange contracts or interest rate swaps to reduce the Company's cash flow exposure to changes in foreign exchange rates or interest rates. The Company does not hold or issue derivative financial instruments for trading purposes. These instruments are not accounted for using hedge accounting, but are measured at fair value and recorded in the balance sheet as an asset or liability, depending upon the Company's underlying rights or obligations. Changes in fair value are recognized in earnings (see Note 8).
Stock-Based Compensation—Stock-based compensation cost is measured at the grant date based on the fair value of the award which is amortized as expense over the requisite service period on a graded-vesting basis. The Company does not maintain any stock option plans. However, certain of the Company's employees have been granted equity awards denominated in units of Momentive Performance Materials Holdings LLC, MSC's ultimate parent. The Company is allocated a share of the related compensation expense (see Note 5).
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
Corporate Overhead Allocations—In order to properly depict the financial results of the Company on a stand-alone basis, corporate controlled expenses incurred by MSC that are not reimbursed by the Company are allocated to the Company. The amounts are allocated on the basis of Net sales. Management believes that the amounts allocated in such a manner are reasonable and consistent. However, the amounts are not necessarily indicative of the costs that would have been incurred if the Company had operated independently (see Note 5).
Subsequent Events—The Company has evaluated events and transactions subsequent to December 31, 2011 through March 2, 2012, the date of issuance of its Consolidated Financial Statements.
Recently Issued Accounting Standards
Newly Adopted Accounting Standards
In September 2011, the FASB issued Accounting Standards Update No. 2011-08: Testing for Goodwill Impairment (“ASU 2011-08”). ASU 2011-08 amends current goodwill impairment testing guidance by providing entities with an option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 will be effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted. In the fourth quarter of 2011, the Company elected to early adopt ASU 2011-08 for its annual goodwill impairment test for the year ended December 31, 2011. The early adoption of ASU 2011-08 did not have a material impact on the Company’s Consolidated Financial Statements.
Newly Issued Accounting Standards

In June 2011, the FASB issued Accounting Standards Update No. 2011-05: Comprehensive Income (“ASU 2011-05”). ASU 2011-05 amends current presentation guidance by eliminating the option for an entity to present the components of comprehensive income as part of the statement of changes in stockholder’s equity and requires presentation of comprehensive income in a single continuous financial statement or in two separate but consecutive financial statements. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 will be effective for the Company on January 1, 2012. The Company is currently assessing the impact of ASU 2011-05 to the presentation of its Statement of Comprehensive Income within its Consolidated Financial Statements.
In December 2011, the FASB issued Accounting Standards Update No. 2011-12: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement, while still requiring entities to adopt the other requirements contained in ASU 2011-05. The Company is currently assessing the impact of ASU 2011-12 to the presentation of its Statement of Comprehensive Income within its Consolidated Financial Statements.
3. Discontinued Operations
On January 31, 2011, the Company sold its global inks and adhesive resins business (“IAR Business”) to Harima Chemicals Inc. (“Harima”) for a purchase price of $120. The IAR Business is engaged in the production of naturally derived resins and related products primarily used for the manufacture of printing inks, adhesives, synthetic rubber, specialty coatings and aroma chemicals and includes 11 manufacturing facilities in the United States, Europe and the Asia-Pacific region.
Harima also paid $14 for cash and $8 for working capital transferred to Harima at the time of closing as part of the Purchase Agreement, less indebtedness and pension plan liability transferred to Harima of $4. In the first quarter of 2011, a subsequent adjustment to the purchase price of $2 was accrued based upon the final working capital settlement as defined by the Purchase Agreement.
In conjunction with the sale, as part of a Transitional Services Agreement, MSC and the Company provided certain transitional services to Harima for a period of six months. The purpose of these services was to provide short-term assistance to Harima in assuming the operations of the IAR Business. These services did not confer to MSC or the Company the ability to influence the operating or financial policies of the IAR Business under its new ownership. MSC and the Company’s cash inflows and outflows from these services were insignificant during the transition period.
The portion of the IAR Business held by the Company before the sale date represents substantially all of the international operations of the IAR Business. The international operations of the IAR Business include 9 manufacturing facilities in the Europe, South America and Asia-Pacific regions. The IAR Business held by the Company had net sales of $23 and $250 and pre-tax income of $9 and $8 for the years ended December 31, 2011 and 2010, respectively. The IAR Business is reported as a discontinued operation for all periods presented.
Immediately prior to the sale, MSC completed a legal restructuring to move all of the IAR businesses and entities to be owned by a subsidiary of the Company. The Company acquired these assets, located primarily in the U.S. and China for the purchase price allocation as agreed upon with Harima which resulted in a gain of $6 for the year ended December 31, 2011. The amount is included in Net income from discontinued operations, net of tax in the Consolidated Statements of Operations.

The equity interests of certain of the Company’s subsidiaries included in the sale were partially held by MSC subsidiaries outside of the Company. The elimination of such equity interests has been recorded as a reduction of Paid-in deficit in the Consolidated Statements of Equity (Deficit) and Comprehensive Loss. The Company recorded an estimated loss on the sale of the IAR Business of $1 for the year ended December 31, 2010, which is included in Net income from discontinued operations in the Consolidated Statements of Operations.

The aggregate carrying value of the IAR Business held by the Company was $113 as of December 31, 2010. The major classes of assets and liabilities of discontinued operations included in the Consolidated Balance Sheets as of December 31, 2010 are as follows:

December 31, 2010
Assets:
Accounts Receivable	$51
Inventories	34
Other current assets	5
Total current assets	90
Property and equipment, net	45
Other intangible assets, net	6
Other assets	4
Total noncurrent assets	55
Total assets of discontinued operations	$145

Liabilities:
Accounts and drafts payable	$18
Other current liabilities	6
Total current liabilities	24
Long-term debt	4
Other long-term liabilities	4
Total noncurrent liabilities	8
Total liabilities of discontinued operations	$32
4. Productivity Program
At December 31, 2010, the Company had substantially completed its productivity savings restructuring program.

The following table summarizes the related restructuring information for its productivity savings program by type of cost:

	Workforce reductions	Site closure costs	Other projects	Total
Cumulative restructuring costs incurred through December 31, 2010	$34	$3	$4	$41

Accrued liability at December 31, 2008	$10	$—	$—	$10
Restructuring charges	16	—	2	18
Payments	(9)	—	(2)	(11)
Accrued liability at December 31, 2009	17	—	—	17
Restructuring charges	8	3	2	13
Payments	(18)	(3)	(2)	(23)
Foreign currency translation	(1)	—	—	(1)
Accrued liability at December 31, 2010	$6	$—	$—	$6
Workforce reduction costs primarily relate to employee termination costs and are accounted for under the guidance for nonretirement postemployment benefits or as exit and disposal costs, as applicable. During the years ended December 31, 2010 and 2009, restructuring charges of $13 and $18, respectively, were recorded in Business realignment costs on the Consolidated Statements of Operations. At December 31, 2010, the Company had accrued $6, for restructuring liabilities in Other current liabilities in the Consolidated Balance Sheets.

5. Related Party Transactions
Product Sales and Purchases
The Company sells finished goods and certain raw materials to MSC and certain of its subsidiaries. Total sales were $197, $216 and $179 for the years ended December 31, 2011, 2010 and 2009, respectively. The Company also purchases raw materials and finished goods from MSC and certain of its subsidiaries, which were $86, $87 and $67 for the years ended December 31, 2011, 2010 and 2009, respectively. In addition, the Company purchases raw materials and services from certain Apollo affiliates. These purchases were $17, $17 and $0 for the years ended December 31, 2011, 2010 and 2009, respectively. The Company had accounts payable to Apollo affiliates of $1 and less than $1 at December 31, 2011 and 2010, respectively.
The Company believes that the terms of these transactions were not more favorable than could be obtained from an unaffiliated party. These transactions are included in Net sales and Cost of sales in the Consolidated Statements of Operations, accordingly.
Billed Allocated Expenses
MSC incurs various administrative and operating costs on behalf of the Company that are reimbursed. These costs include engineering and technical support, purchasing, quality assurance, sales and customer service, information systems, research and development and certain administrative services. These service costs have been allocated to the Company generally based on sales or sales volumes and when determinable, based on the actual usage of resources. These costs were $62, $62 and $46 for the years ended December 31, 2011, 2010 and 2009, respectively, and are primarily included within Selling, general and administrative expense in the Consolidated Statements of Operations.
MSC provides global services related to procurement to the Company. These types of services were implemented in 2008 and through 2010 were a revenue-based charge. In 2011, MSC implemented a raw materials based charge as a result of the global services being primarily related to procurement. The Company's expense relating to these services totaled $37, $45 and $22 for the years ended December 31, 2011, 2010 and 2009, respectively, and are classified in Selling, general and administrative expense in the Consolidated Statements of Operations.
In addition, MSC maintains certain insurance policies that benefit the Company. Expenses pertaining to these policies, and allocated to the Company based upon sales, were $4, $4 and $6 for the years ended December 31, 2011, 2010 and 2009, respectively, and are classified in Selling, general and administrative expense in the Consolidated Statements of Operations.
Foreign exchange gain/loss agreement
In December 2010, the Company entered into a foreign exchange gain/loss guarantee agreement with MSC whereby MSC agreed to hold the Company neutral for any foreign exchange gains or losses incurred by the Company for income tax purposes associated with certain of its affiliated loans. The agreement was effective retroactive for all of 2010 and terminated at the end of 2010. The settlement of the agreement resulted in approximately a $91 payable to MSC. The losses incurred by the Company attributable to the period January 1, 2010 through the inception of the agreement of $78 have been recorded as a deemed distribution to MSC, and the losses incurred from the contract's inception through the end of 2010 of $13 have been recorded within Other non-operating expense, net in the Consolidated Statement of Operations. In 2011, MSC contributed its outstanding receivable of $89 related to the hedge agreement to the Company as a capital contribution and permanent investment in the Company.
In January 2011, the Company entered into a foreign exchange gain/loss guarantee agreement with MSC whereby MSC agreed to hold the Company neutral for any foreign exchange gains or losses incurred by the Company for statutory purposes associated with certain of its affiliated loans. The agreement was effective for all of 2011 and has been renewed in 2012. The Company recorded an unrealized gain of $8 for the year ended December 31, 2011, which has been recorded within Other non-operating (income) expense, net in the Consolidated Statements of Operations.
At December 31, 2011 and 2010, the Company had affiliated receivables of $41 and $63, respectively, and affiliated payables of $46 and $193, respectively, pertaining to the related party transactions described above.
Unbilled Allocated Corporate Controlled Expenses

In addition to direct charges, MSC provides certain administrative services that are not reimbursed by the Company. These costs include corporate controlled expenses such as executive management, legal, health and safety, accounting, tax and credit, and have been allocated herein to the Company on the basis of Net sales. The charge also includes allocated stock-based compensation expense of $4, $1 and $2 for each of the years ended December 31, 2011, 2010 and 2009, respectively, and is included in Finance in the table below. Management believes that the amounts allocated in such a manner are reasonable and consistent and are necessary in order to properly depict the financial results of the Company on a stand-alone basis. However, the amounts are not necessarily indicative of the costs that would have been incurred if the Company had operated independently. This expense is included in Selling, general and administrative expense in the Consolidated Statements of Operations with the offsetting credit recorded in Equity. There is no income tax provided on these amounts because they are not deductible.

The following table summarizes these allocations for the years ended December 31:

	2011	2010	2009
Executive group	$4	$6	$4
Environmental, health and safety services	2	3	2
Finance	3	5	10
Total	$9	$14	$16
See Note 10 for a description of the Company’s affiliated financing and investing activities.
6. Goodwill and Other Intangible Assets
The gross carrying amount and accumulated impairments of goodwill consist of the following as of December 31:

2011				2010
Gross Carrying Amount	Accumulated Impairments	Accumulated Foreign Currency Translation	Net Book Value	Gross Carrying Amount	Accumulated Impairments	Accumulated Foreign Currency Translation	Net Book Value
$106	$(5)	$10	$111	$106	$(5)	$13	$114
The changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 are as follows:

Total
Goodwill balance at December 31, 2009	$118
Foreign currency translation	(4)
Goodwill balance at December 31, 2010	$114
Foreign currency translation	(3)
Goodwill balance at December 31, 2011	$111
The Company’s intangible assets with identifiable useful lives consist of the following as of December 31:

	2011				2010
	Gross Carrying Amount	Accumulated Impairments	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Impairments	Accumulated Amortization	Net Book Value
Intangible assets:
Patents and technology	$65	$—	$(28)	$37	$65	$—	$(22)	$43
Customer lists and contracts	78	(17)	(32)	29	78	—	(26)	52
Other	19	—	(3)	16	19	—	(2)	17
	$162	$(17)	$(63)	$82	$162	$—	$(50)	$112
The impact of foreign currency translation on intangible assets is included in accumulated amortization.
In 2011, as a result of the loss of a customer that went out of business in the second quarter of 2011 and continued competitive pressures resulting in successive periods of negative cash flows within the Company’s European forest products business, the Company recorded impairment charges of $17 on certain customer lists.
Total intangible amortization expense for the years ended December 31, 2011, 2010 and 2009 was $12, $13 and $14, respectively.
Estimated annual intangible amortization expense for 2012 through 2016 is as follows:

2012	$11
2013	11
2014	10
2015	10
2016	10

7. Fair Value
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

•	Level 3: Unobservable inputs, for example, inputs derived through extrapolation or interpolation that cannot be corroborated by observable market data.
Recurring Fair Value Measurements
Following is a summary of assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
December 31, 2011
Derivative assets	$—	$8	$—	$8
December 31, 2010
Derivative liabilities	$—	$(3)	$—	$(3)
The Company calculates the fair value of its derivative assets and liabilities using quoted market prices whenever available. When quoted market prices are not available, the Company uses standard pricing models with market-based inputs, adjusted for nonperformance risk. When its financial instruments are in a liability position, the Company evaluates its credit risk as a component of fair value. When its financial instruments are in an asset position, the Company is exposed to credit loss in the event of nonperformance by other parties to these contracts and evaluates their credit risk as a component of fair value. At both December 31, 2011 and December 31, 2010, no adjustment was made by the Company to reduce its derivative assets or liabilities for nonperformance risk.
Non-recurring Fair Value Measurements
Following is a summary of losses as a result of the Company measuring assets at fair value on a non-recurring basis during the years ended December 31, 2011 and 2009. There were no significant assets or liabilities measured at fair value on a non-recurring basis during the year ended December 31, 2010.

	Year Ended December 31,
	2011	2010	2009
Long-lived assets held and used	$(28)	$—	$(9)
Long-lived assets held for sale	—	—	(1)
Long-lived assets held for disposal/abandonment	—	—	(1)
Total	$(28)	$—	$(11)
In 2011, as a result of the likelihood that certain assets would be sold before the end of their estimated useful lives in order to bring manufacturing capacity in line with current market demand, the Company wrote down long-lived assets with a carrying value of $12 to fair value of $2, resulting in an impairment charge of $10 for the year ended December 31, 2011. These long-lived assets were valued with the assistance of appraisals from third parties or by using a discounted cash flow analysis based on assumptions that market participants would use. Key inputs in the model included projected revenues and manufacturing costs associated with these long-lived assets.
In 2011, as a result of the loss of a customer that went out of business in the second quarter of 2011 and continued competitive pressures resulting in successive periods of negative cash flows associated with certain assets within the Company’s European forest products business, the Company has written down long-lived assets with a carrying value of $29 to fair value of $11, resulting in an impairment charge of $18 for the year ended December 31, 2011. These assets were valued using a discounted cash flow analysis based on assumptions that market participants would use and incorporates probability-weighted cash flows based on the likelihood of various possible scenarios. Key inputs in the model included projected revenues, operating expenses, and asset usage charges associated with certain intangible assets.

As part of the Company’s productivity initiatives, the Company decided to indefinitely idle certain production lines. Long-lived assets with a carrying value of $18 were written down to fair value of $7, resulting in an impairment charge of $11 for the year ended December 31, 2009. These long-lived assets were valued with the assistance appraisals from third parties or using discounted cash flow analysis based on assumptions that market participants would use. Key inputs in the model included projected revenues and manufacturing costs associated with these long-lived assets.
Non-derivative Financial Instruments
The following table includes the carrying amount and fair value of the Company's non-derivative financial instruments as of December 31:

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Non-affiliated debt	$685	$666	$706	$696

Fair values of debt are determined from quoted, observable market prices, where available, based on other similar financial instruments, or based upon interest rates that are currently available to the Company for the issuance of debt with similar terms and maturities. The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts and drafts payable and other accrued liabilities are considered reasonable estimates of their fair values due to the short-term maturity of these financial instruments.

8. Derivative Instruments and Hedging Activities
Derivative Financial Instruments
The Company is exposed to certain risks related to its ongoing business operations. The primary risks managed by using derivative instruments are foreign currency exchange risk, and interest rate risk. The Company does not hold or issue derivative financial instruments for trading purposes.
The following table summarizes the Company’s asset and liability derivative financial instruments as of December 31, which are recorded in Accounts receivable from affiliates and Other current liabilities, respectively, in the Consolidated Balance Sheets:

	2011				2010
Derivatives not Designated as Hedging Instruments	Average Days to Maturity	Average Contract Rate	Notional Amount	Fair Value Asset (Liability)	Average Days to Maturity	Average Contract Rate	Notional Amount	Fair Value Asset (Liability)
Asset derivatives
Foreign Exchange Gain/Loss Agreement
Foreign Exchange Gain/Loss Agreement with Affiliate	365	—	$445	$8	—	—	$—	$—
Liability derivatives
Foreign Exchange and Interest Rate Swap
Cross-currency and Interest Rate Swap	—	—	—	—	273	1.2038	25	(3)
Interest Rate Swaps
Interest swap - Australia Multi-Currency Term	—	—	—	—	364	—	22	—
Australian dollar interest swap	1,070	—	6	—	—	—	—	—
Total				$8				$(3)

The following table summarizes gains and losses recognized on the Company's derivative financial instruments:

Derivatives not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income for the year ended December 31:			Location of Gain (Loss) Recognized in Income on Derivative
	2011	2010	2009
Foreign Exchange Gain/Loss Agreement
Foreign Exchange Gain/Loss Agreement with Affiliate	$8	$(13)	$—	Other non-operating expense, net
Foreign Exchange and Interest Rate Swap
Cross-Currency and Interest Rate Swap	(1)	2	(1)	Other non-operating expense, net
Interest Rate Swaps
Interest swap – Australia Multi-Currency Term	—	—	—	Other non-operating expense, net
Australian dollar interest swap	—	—	—	Other non-operating expense, net
Total	$7	$(11)	$(1)
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
On September 30, 2008, the Company entered into a three-year cross-currency and interest rate swap agreement structured for a subsidiary’s U.S. dollar denominated floating rate term loan in order to offset the balance sheet and interest rate exposures and cash flow variability associated with the exchange rate fluctuations on the term loan. The swap agreement required the Company to sell euros in exchange for U.S. dollars at a rate of 1.2038. The Company also paid a variable rate equal to Euribor plus 390 basis points and received a variable rate equal to the U.S. dollar LIBOR plus 250 basis points. The amount the Company received under this agreement was approximately equal to the subsidiary’s interest rate on its term loan. This swap agreement had an initial notional amount of $25 that amortized quarterly on a straight line basis to $24, prior to maturing on September 30, 2011. The Company paid a weighted average interest rate of 5.0% and 4.6% and received a weighted average interest rate of 2.8% and 2.8% on these swap agreements during the years ended December 31, 2011 and 2010, respectively. During the year ended December 31, 2011, the Company paid $4 to settle the cross-currency and interest rate swap. This amount is recorded in Other non-operating expense, net in the Company’s Consolidated Statements of Operations.
Foreign Exchange Gain/Loss Agreement
The Company has entered into a foreign exchange gain/loss guarantee agreements in 2010 and 2011 with MSC whereby MSC agreed to hold the Company neutral for any foreign exchange gains or losses incurred by the Company for income tax purposes associated with certain of its affiliated loans. This arrangement qualifies as a derivative and is recorded at fair value. The Company does not apply hedge accounting to this derivative instrument.
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
In December 2011, the Company entered into a three-year interest rate swap agreement with a notional amount of AUD $6, which became effective on January 3, 2012 and will mature on December 5, 2014. The Company pays a fixed rate of 4.140% and receives a variable rate based on the 3 month Australian Bank Bill Rate. The Company has not applied hedge accounting to this derivative instrument.

9. Debt and Lease Obligations
Debt outstanding at December 31 follows:

	2011		2010
	Long Term	Due Within One Year	Long Term	Due Within One Year
MSC Senior Secured Credit Facilities:
Floating rate term loans due 2013 at 2.9% and 2.7% at December 31, 2011 and 2010, respectively	$185	$2	$189	$1
Floating rate term loans due 2015 at 4.3% and 4.1% at December 31, 2011 and 2010, respectively	367	4	373	5
Other Borrowings:
Australia Facility due 2014 at 6.8% and 4.5% at December 31, 2011 and 2010, respectively	36	5	38	10
Brazilian bank loans at 8.9% and 9.8% at December 31, 2011 and 2010, respectively	—	65	33	37
Capital Leases and other	10	11	16	4
Total debt	$598	$87	$649	$57
Senior Secured Credit Facilities of MSC
Certain of the Company's subsidiaries, MSC B.V., MSC Canada and MSC's UK subsidiary, are eligible to participate in MSC's amended senior secured credit facilities.
Under MSC's extended five-year $200 revolving facility, MSC B.V. is able to borrow an aggregate maximum of $111, while MSC Canada may borrow a maximum of $45. As of December 31, 2011 and 2010, the Company had no outstanding borrowings under the MSC revolving facilities.
Under MSC's amended seven-year $2,300 term loan facility, MSC B.V. is party to approximately $580 in term loans. The interest rates for term loans denominated in U.S. dollars to the Company under the amended senior secured credit facilities are based on, at the Company’s option, (a) adjusted LIBOR plus 2.25% for term loans maturing May 2013 and 3.75% for term loans maturing May 2015 or (b) the higher of (i) JPMorgan Chase Bank, N.A.’s (JPMCB) prime rate or (ii) the Federal Funds Rate plus 0.50%, in each case plus 0.75% for term loans maturing May 2013 and 2.25% for term loans maturing May 2015. Term loans denominated in euros to the Company are at the Company’s option; (a) EURO LIBOR plus 2.25% for term loans maturing May 2013 or 3.75% for term loans maturing May 2015 or (b) the rate quoted by JPMCB as its base rate for those loans plus 0.75% for term loans maturing May 2013 and 2.25% for term loans maturing May 2015.
In addition, the terms of MSC's amended senior secured credit facilities include a seven-year $50 synthetic letter of credit facility (“LOC”). The amended senior secured credit facilities also have commitment fees (other than with respect to the LOC) equal to 4.50% per year of the unused line plus a fronting fee of 0.25% of the aggregate face amount of outstanding letters of credit. The LOC has a commitment fee of 0.10% per year.
The amended senior secured credit facilities of MSC are collateralized by substantially all the assets of MSC, including the Company, subject to certain exceptions. Cross collateral guarantees exist whereby MSC is a guarantor of the Company's borrowings under the amended senior secured credit facilities; while the Company's subsidiaries guarantee against any default by MSC. The amended senior secured credit facilities contain, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of a certain financial ratio. Payment of borrowings under the amended senior secured credit facilities may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of representation or warranty, covenant defaults, events of bankruptcy and a change of control. In addition, the senior secured credit facilities of MSC contain cross-acceleration and cross default provisions. Accordingly, certain foreign borrowing defaults under other debt agreements could result in certain of the Company's outstanding debt becoming immediately due and payable. As of December 31, 2011, MSC was in compliance with all terms under its senior secured credit facility.
Other Borrowings
The Company's Australian Term Loan Facility has a variable interest rate equal to the 90 day Australian or New Zealand Bank Bill Rates plus an applicable margin. The agreement also provides access to a $10 revolving credit facility. There were no outstanding balances on the revolving credit facility at December 31, 2011.
The Brazilian bank loans represent various bank loans, primarily for working capital purposes and to finance 2010 plant construction.
In addition to available borrowings under the amended senior secured credit facilities, the Company has available borrowings under various international credit facilities. At December 31, 2011, under these international credit facilities the Company had $61 available to fund working capital needs and capital expenditures. While these facilities are primarily unsecured, portions of the lines are collateralized by equipment and cash and short term investments at December 31, 2011.

Aggregate maturities of total non-affiliated debt and minimum annual rentals under operating leases at December 31, 2011, for the Company are as follows:

Year	Non-affiliated Debt	Minimum Rentals Under Operating Leases	Minimum Rentals Under Capital Leases
2012	$87	$8	$—
2013	196	8	—
2014	37	6	—
2015	360	5	—
2016	—	5	—
2017 and beyond	—	12	6
Total minimum payments	$680	$44	6
Less: Amount representing interest			(1)
Present value of minimum payments			$5
The Company’s operating leases consist primarily of vehicles, equipment, land and buildings. Rental expense amounted to $9, $10, and $10 for the years ended December 31, 2011, 2010 and 2009, respectively.
Covenant Compliance
Two of the Company's wholly-owned international subsidiaries expect to not be in compliance with a financial covenant under their respective loan agreements when they deliver their audited financial statements for the year ended December 31, 2011 in the second quarter of 2012. The Company is currently pursuing covenant waivers from the respective lenders. As waivers have not been obtained at this time, the Company has classified outstanding debt of approximately $31 as Debt payable within one year in the Consolidated Balance Sheets. If waivers are not obtained, the Company's subsidiaries have sufficient cash to repay such debt. Non-compliance with these covenants would not result in a cross-default under MSC's amended senior secured credit facilities or the indentures that govern MSC's notes.
10. Affiliated Financing
The following table summarizes the Company's outstanding loans payable and loans receivable with related parties as of December 31:

	2011			2010
	Long Term	Due Within One Year	Interest expense (income)	Long Term	Due Within One Year	Interest expense (income)
Affiliated debt payable:
Loan payable to MSC due 2012 at 3.55% at December 31, 2011 and 2010	$—	$153	$4	$78	$—	$—
Loan payable to MSC due 2020 at 9.0% at December 31, 2011 and 2010	330	—	33	340	—	1
Loan payable due to Hexion NSF due 2020 at 0% at December 31, 2011 and due 2018 at 10% at December 31, 2010	74	—	4	102	—	54
Loan payable to MSC due 2020 at 10.0% at December 31, 2011 and 2010	143	—	13	89	—	—
Other loans due to MSC and affiliates at 2.7% and 2.88% at December 31, 2011 and 2010, respectively	66	172	8	137	79	11
Total affiliated debt payable	$613	$325	$62	$746	$79	$66

Affiliated debt receivable:
Loan receivable from MSC due 2011	$—	$—	$—	$—	$—	$(12)
Loan receivable from MSC due 2012 at 3.86%	40	—	(3)	64	—	(4)
Loan receivable from MSC due 2013 at 3.26%	151	—	(4)	—	—	—
Other loans due from MSC and affiliates at 3.8% and at 4.1% December 31, 2011 and 2010, respectively	19	108	(4)	43	33	(3)
Total affiliated debt receivable	$210	$108	$(11)	$107	$33	$(19)

Transactions associated with the formation of CO-OP

In conjunction with the formation of CO-OP, the Company purchased from MSC 100% of its shares in MSC Holding B.V., in exchange for CO-OP assuming a note payable from MSC to MSC B.V. (the “Note”). Approximately $793 and $69 of amounts due from MSC and loans payable of $165 due to MSC were assigned and effectively settled upon CO-OP assuming the Note from MSC to MSC B.V. The face value of the note payable assumed is equivalent to the fair value of MSC Holding B.V. and its consolidated subsidiaries and was in excess of the historical carrying value of the assets. As such, the Company's acquisition of the shares in MSC Holding B.V. and the excess by which the note payable assumed exceeded the carrying value of the shares in MSC Holding B.V. have been recorded as a distribution to its parent and reflected as a reduction to Paid-in deficit in the Statements of Shareholder's Equity (Deficit) and Comprehensive Loss. Approximately $466 of the loans payable assumed by CO-OP as a result of the formation of CO-OP represent amounts that were reported as a reduction of equity as of December 31, 2009 as further described in the discussion on balance sheet classification below.
MSC Canada had outstanding balances of CDN $102, or $102 (the “$102 Note”), at December 31, 2010 due to MSC's subsidiary, Hexion Nova Scotia Finance, ULC (“Hexion NSF”) related to the acquisition of certain international subsidiaries from MSC and the acquisition of Bakelite Aktiengesellschaft. In conjunction with the issuance of this note, MSC entered into a common share forward subscription agreement with Momentive Canada requiring MSC to subscribe to shares of MSC Canada stock (“Stock Subscription Agreement”). During the year ended December 31, 2011, approximately $49 of the $102 Note was assigned to MSC to settle a payable between MSC and Hexion NSF.
In November 2010, in conjunction with Hexion NSF's refinancing of its second priority senior secured fixed notes, the Company and Hexion NSF agreed to amend the interest rate from 10.8% to 10.0% and extend the maturity date to November 15, 2020. As consideration, Hexion NSF billed the Company $18 during the year ended December 31, 2010, which has been included in Other non-operating expense, net in the Consolidated Statements of Operations. The remaining portion of the $102 Note as well as the $18 discussed above due to Hexion NSF were converted to a non-interest bearing loan between MSC Canada and Hexion NSF.
In conjunction with CO-OP's acquisition of NBC Germany, CO-OP issued a note payable to MSC Canada of €254, or $340, at December 31, 2010. In turn, MSC Canada assigned this note to Hexion NSF in partial settlement of its note payable to Hexion NSF. Interest expense related to this note totaled $33 and $1 for the years ended December 31, 2011 and 2010, respectively. This partial settlement triggered the requirement of MSC to subscribe to shares in MSC Canada under the Stock Subscription Agreement, which was subsequently waived by MSC Canada.
Other Loan Transactions
In 2011, in conjunction with the sale of the IAR business, a loan of $139 was made to MSC under a new note that bears interest at 3.26% and matures in January of 2013.
In 2011, for cash management purposes, the Company borrowed $88 from MSC under an existing loan that bears interest at 3.545% and matures in May of 2012.
Balance Sheet Classification
Of the outstanding loans receivable as of December 31, 2011 and 2010, $204 and $87, respectively, represent amounts receivable from MSC that are not expected to be repaid for the foreseeable future. As MSC is the Company's parent, these amounts have been recorded as a reduction of equity in the Consolidated Balance Sheets. The remaining outstanding balances are included within Affiliated debt payable due within one year and Affiliated long-term debt within the Consolidated Balance Sheets.
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

Indemnities related to the pre-closing operations of sold assets normally do not represent additional liabilities to the Company, but simply serve to protect the buyer from potential liability associated with the Company’s existing obligations at the time of sale. As with any liability, the Company has accrued for those pre-closing obligations that it considers probable and reasonably estimable. The amounts recorded at December 31, 2011 and 2010 are not significant.
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
Environmental Institution of Paraná IAP—On August 10, 2005, Governo Do Paraná and the Environmental Institution of Paraná IAP, an environmental agency of the Brazilian government, provided Hexion Quimica Industria, our Brazilian subsidiary, with notice of a potential fine of up to 12 Brazilian reais in connection with alleged environmental damages to the Port of Paranagua caused in November 2004 by an oil spill from a shipping vessel carrying methanol purchased by the Company. The investigation as to the cause of the accident has not been finalized. In early October 2009, the Company was granted an injunction precluding the imposition of any fines or penalties by the Paraná IAP which was filed in November 2010. The Company has filed an appeal to preclude the Paraná IAP from levying any assessment, and still believes it has a strong defense and does not believe a loss is probable. At December 31, 2011, the amount of the assessment, including tax, penalties, monetary correction and interest, is 27 Brazilian reais, or approximately $14.
The following table summarizes all probable environmental remediation, indemnification and restoration liabilities, including related legal expenses, at December 31, 2011 and 2010.

	Number of Sites		Liability		Range of Reasonably Possible Costs
Site Description	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	Low	High
Currently-owned	9	10	$5	$5	$3	$8
Formerly-owned:
Remediation	—	1	—	—	—	—
Monitoring only	1	2	—	—	—	1
	10	13	$5	$5	$3	$9
These amounts include estimates for unasserted claims that the Company believes are probable of loss and reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of a range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. At both December 31, 2011 and 2010, $4 and $5, respectively, has been included in Other current liabilities in the Consolidated Balance Sheets with the remaining amount included in Other long-term liabilities.
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

Non-Environmental Legal Matters
The Company is involved in various product liability, commercial and employment litigation, personal injury, property damage and other legal proceedings that are considered to be in the ordinary course of business. The Company has reserves of $3 and $6 at December 31, 2011 and 2010, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable. The following legal claim are not in the ordinary course of business:
Brazil Tax Claim—In 1992, the State of Sao Paulo Administrative Tax Bureau issued an assessment against the Company’s Brazilian subsidiary claiming that excise taxes were owed on certain intercompany loans made for centralized cash management purposes. These loans were characterized by the Tax Bureau as intercompany sales. Since that time, management and the Tax Bureau have held discussions and the subsidiary filed an administrative appeal seeking cancellation of the assessment. The Administrative Court upheld the assessment in December 2001. In 2002, the subsidiary filed a second appeal with the highest-level Administrative Court, again seeking cancellation of the assessment. In February 2007, the highest-level Administrative Court upheld the assessment. The Company requested a review of this decision. On April 23, 2008, the Brazilian Administrative Tax Tribunal issued its final decision upholding the assessment against the subsidiary. The Company filed an Annulment action in the Brazilian Judicial Courts in May 2008 along with a request for an injunction to suspend the tax collection. The injunction was denied but the Annulment action is being pursued. The Company has pledged certain properties and assets in Brazil during the pendency of the Annulment action in lieu of paying the assessment. In September 2010, in the Company's favor, the Court adopted its appointed expert's report finding that the transactions in question were intercompany loans. Sao Paulo has mandatory appeal rights but the Court's decision based on the facts is likely to be upheld and therefore, the Company does not believe a loss contingency is probable. At December 31, 2011 the amount of the assessment, including tax, penalties, monetary correction and interest, is 68 Brazilian reais, or approximately $37.
Other Commitments and Contingencies
Purchase Commitments
The Company has entered into contractual agreements with third parties for the supply of site services, utilities, materials and facilities and for operation and maintenance services necessary to operate certain of the Company's facilities on a stand-alone basis. The duration of the contracts range from less than one year to 20 years, depending on the nature of services. These contracts may be terminated by either party under certain conditions as provided for in the respective agreements; generally, 90 days notice is required for short-term contracts and three years notice is required for longer-term contracts (generally those contracts in excess of five years). Contractual pricing generally includes a fixed and variable component.

In addition, the Company has entered into contractual agreements with third parties to purchase feedstocks or other services. The terms of these agreements vary from one to ten years and may be extended at the Company's request and are cancelable by either party as provided for in each agreement. Feedstock prices are based on market prices less negotiated volume discounts or cost input formulas.
The Company is required to make minimum annual payments under these contracts as follows:

Year	Minimum Annual Purchase Commitments
2012	$262
2013	161
2014	80
2015	24
2016	23
2017 and beyond	80
Total minimum payments	630
Less: Amount representing interest	(29)
Present value of minimum payments	$601
Customer Contract Termination
In the second quarter of 2011, the Company agreed to terminate an operator contract (the “Contract”) with a customer in response to the customer's desire to restructure certain of its manufacturing capacity. The customer agreed to pay the Company a one-time compensation payment of €16, or approximately $23, which the Company has since collected. The compensation payment represents a contract termination penalty and payment for all unpaid minimum obligations incurred by the customer to date under the Contract. The Company recorded a net gain of $21 for the year ended December 31, 2011 related to the termination of the Contract, which represents the full compensation payment net of the Company's estimated cost to disable the related manufacturing assets. The amount is recorded in Other operating income, net in the Consolidated Statements of Operations.

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
The following table presents the change in benefit obligation, change in plan assets and components of funded status for the Company’s defined benefit pension and non-pension postretirement benefit plans for the years ended December 31:

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Change in Benefit Obligation
Benefit obligation at beginning of year	$308	$308	$6	$5
Service cost	8	8	—	—
Interest cost	17	15	—	—
Actuarial losses	3	3	—	1
Foreign currency exchange rate changes	(11)	(19)	—	—
Benefits paid	(3)	(8)	—	—
Direct benefit payments made from unfunded plans	(5)	—	—
Employee contributions	1	1	—	—
Benefit obligation at end of year	$318	$308	$6	$6
Change in Plan Assets
Fair value of plan assets at beginning of year	$201	$189	$—	$—
Actual return on plan assets	25	14	—	—
Employer contribution	16	17	—	—
Foreign currency exchange rate changes	(9)	(12)	—	—
Benefits paid	(3)	(8)	—	—
Employee contributions	1	1	—	—
Fair value of plan assets at end of year	231	201	—	—
Funded status of the plan at end of year	$(87)	$(107)	$(6)	$(6)

The foreign currency impact reflected in these rollforward tables are for changes in the euro and Canadian dollar versus the U.S. dollar.

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Amounts recognized in the Consolidated Balance Sheets at December 31 consist of:
Noncurrent assets	$35	$15	$—	$—
Other current liabilities	(4)	(4)	—	—
Long-term pension obligations	(118)	(118)	(6)	(6)
Accumulated other comprehensive loss (income)	8	16	(1)	(2)
Net amounts recognized	$(79)	$(91)	$(7)	$(8)
Amounts recognized in Accumulated other comprehensive loss at December 31 consist of:
Net actuarial loss (gain)	$2	$12	$(1)	$(1)
Net prior service cost (benefit)	5	6	—	(1)
Deferred income taxes	1	(2)	—	—
Net amounts recognized	$8	$16	$(1)	$(2)
Accumulated benefit obligation	$300	$293
Accumulated benefit obligation for funded plans	$190	$181
Pension plans with underfunded or non-funded accumulated benefit obligations at December 31:
Aggregate projected benefit obligation	$128	$129
Aggregate accumulated benefit obligation	122	123
Aggregate fair value of plan assets	8	8
Pension plans with projected benefit obligations in excess of plan assets at December 31:
Aggregate projected benefit obligation	$135	$135
Aggregate fair value of plan assets	14	13

Following are the components of net pension and postretirement expense (benefit) recognized by the Company for the years ended December 31:

	Pension Benefits			Postretirement benefits
	2011	2010	2009	2011	2010	2009
Service cost	$8	$8	$8	$—	$—	$—
Interest cost on projected benefit obligation	17	15	16	—	—	—
Expected return on assets	(12)	(11)	(10)	—	—	—
Amortization of prior service cost	1	1	1	—	—	—
Recognized actuarial gain	—	—	(1)	—	—	—
Curtailment loss	—	—	1	—	—	—
Settlement gain	—	—	—	—	—	(1)
Net expense (benefit)	$14	$13	$15	$—	$—	$(1)

The curtailment loss recognized on pension benefits during the year ended December 31, 2009 related to the impact of planned workforce reductions on a pension plan in the Netherlands. The settlement gain recognized during the year ended December 31, 2009 for postretirement plans resulted from lump sum payments made under the Company's plan offered to certain associates in the Netherlands.
The following amounts were recognized in other comprehensive loss during the year ended December 31, 2011:

	Pension Benefits	Postretirement Benefits	Total
Net actuarial gains arising during the year	$(10)	$—	$(10)
Amortization of prior service cost	(1)	1	—
(Gain) loss recognized in other comprehensive loss	(11)	1	(10)
Deferred income taxes	3	—	3
(Gain) loss recognized in other comprehensive loss, net of tax	$(8)	$1	$(7)

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
The weighted average rates used to determine the benefit obligations were as follows at December 31:

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Discount rate	5.6%	5.5%	5.4%	5.6%
Rate of increase in future compensation levels	3.3%	3.3%	—	—
The weighted average assumed health care cost trend rates are as follows at December 31:
Health care cost trend rate assumed for next year	—	—	7.1%	7.2%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	—	—	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	—	—	2030	2030

The weighted average rates used to determine net periodic pension and postretirement expense were as follows for the years ended December 31:

	Pension Benefits			Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Discount rate	5.5%	5.5%	5.8%	5.6%	6.3%	7.1%
Rate of increase in future compensation levels	3.3%	3.3%	3.3%	—	—	—
Expected long-term rate of return on plan assets	5.8%	5.8%	5.8%	—	—	—
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

	Actual		Target
	2011	2010	2012
Weighted average allocations of pension plan assets at December 31:
Equity securities	9%	14%	21%
Debt securities	87%	82%	79%
Cash, short-term investments and other	4%	4%	—
	100%	100%	100%
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

•	Level 3: Unobservable inputs, for example, inputs derived through extrapolation or interpolation that cannot be corroborated by observable market data.

The following table presents pension plan investments measured at fair value on a recurring basis as of December 31, 2011 and 2010:

	Fair Value Measurements Using
	2,011				2,010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total
U.S. equity(a)	$—	$15	$—	$15	$—	$19	$—	$19
Other international equity(a)	—	4	—	4	—	5	—	5
Debt securities/fixed income(a)	—	136	—	136	—	106	—	106
Liability driven investments(b)(d)	—	62	—	62	—	56	—	56
Balanced pooled funds(a)(e)	—	8	—	8	—	8	—	8
Pooled insurance products with fixed income guarantee(a)	—	6	—	6	—	5	—	5
Cash, money market and other(c)	—	—	—	—	—	2	—	2
Total	$—	$231	$—	$231	$—	$201	$—	$201

(a)	Level 2 equity securities in pooled asset funds and are valued based on underlying net asset value multiplied by the number of shares held.

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

(e)	The fund provides a mix of approximately 60% equity and 40% fixed income securities that achieves the target asset mix for the plan.

Projections of Plan Contributions and Benefit Payments
The Company expects to make contributions totaling $17 to its defined benefit pension plans in 2012.
Estimated future plan benefit payments as of December 31, 2011 are as follows:

	Pension Benefits	Postretirement Benefits
2012	$8	$—
2013	9	—
2014	11	—
2015	10	—
2016	11	—
2017 to 2021	79	2
Defined Contribution and Other Plans
The Company sponsors a number of defined contribution plans for its employees in various countries. For most plans, employee contributions are voluntary, and the Company provides contributions ranging from 2% to 10%. Total charges to operations for matching contributions under these plans were $2, $3 and $3 for the years ended December 31, 2011, 2010 and 2009, respectively.
The Company's German subsidiaries offer a government subsidized early retirement program to eligible employees called an Altersteilzeit Plan. The German government provides a subsidy in certain cases where the participant is replaced with a qualifying candidate. This subsidy has been discontinued for employees electing participation in the program after December 31, 2009. The Company had liabilities for these arrangements of $8 and $7 at December 31, 2011 and 2010, respectively. The Company incurred expense for these plans of $3, $4 and $1 for the years ended December 31, 2011, 2010 and 2009, respectively.
Also included in the Consolidated Balance Sheets at December 31, 2011 and 2010 are other post-employment benefit obligations primarily relating to liabilities for jubilee benefit plans offered to certain European employees of $3 and $4, respectively.
14. Shareholder’s Deficit
Shareholder's equity reflects the common equity of the Company with all of the common equity of its subsidiaries eliminated, except for the equity of MSC Malaysia, representing MSC's 34% interest; Borden Argentina, representing MSC's 5% interest and Nimbus, representing MSC's interest as of December 31, 2011 and 2010.
The Company's acquisition of the shares in MSC Holding B.V. and the excess by which the note payable assumed exceeded the carrying value of the shares in MSC Holding B.V. have been recorded as a distribution to its parent and reflected as a $697 reduction to Paid-in capital in the Statement of Shareholder's Deficit.
The Company incurred a loss of $78 associated with the termination of a foreign exchange gain/loss guarantee agreement with its parent attributable to the period from January 1, 2010 until the inception of the agreement in December 2010. This amount has been recorded as a deemed distribution to MSC. In 2011, MSC contributed its outstanding receivable of $89 related to the hedge agreement to the Company as a capital contribution and permanent investment in the Company.

15. Income Taxes
Income tax (benefit) expense for the Company for the years ended December 31, is as follows:

	2011	2010	2009
Current
Federal	$2	$33	$(7)
Foreign	19	9	—
Total current	21	42	(7)
Deferred
Federal	(13)	(17)	(3)
Foreign	(12)	—	(8)
Total deferred	(25)	(17)	(11)
Income tax (benefit) expense	$(4)	$25	$(18)

A reconciliation of the Company’s combined differences between income taxes computed at the Dutch federal statutory tax rate of 25.0% and provisions for income taxes for the years ended December 31, are as follows:

	2011	2010	2009
Income taxes computed at federal statutory tax rate	$(4)	$3	$(14)
Foreign rate differentials	(12)	(12)	(7)
Losses and other expenses not deductible for tax	2	23	6
Increase in the taxes due to changes in valuation allowance	10	11	2
Additional tax benefit on foreign unrepatriated earnings	—	1	—
Changes in enacted tax rates	—	(1)	—
Adjustment of prior estimates and other	—	—	(5)
Income tax (benefit) expense	$(4)	$25	$(18)
The domestic and foreign components of the Company's (loss) income before income taxes for the years ended December 31, is as follows:

	2011	2010	2009
Domestic	$(48)	$(24)	$(60)
Foreign	32	36	5
	$(16)	$12	$(55)

The tax effects of the Company’s significant temporary differences and net operating loss and credit carryforwards which comprise the deferred tax assets and liabilities at December 31, 2011 and 2010, are as follows:

	2011	2010
Assets
Non-pension post-employment	$2	$1
Accrued and other expenses	19	14
Net operating loss and credit carryforwards	67	43
Pension liabilities	3	7
Gross deferred tax assets	91	65
Valuation allowance	(34)	(36)
Net deferred tax asset	57	29
Liabilities
Property, plant and equipment	(74)	(75)
Unrepatriated earnings of foreign subsidiaries	(33)	(33)
Intangibles	(11)	(4)
Gross deferred tax liabilities	(118)	(112)
Net deferred tax liability	$(61)	$(83)
The following table summarizes the presentation of the net deferred tax liability in the Consolidated Balance Sheets at December 31:

Assets	2011	2010
Current deferred income taxes (Other current assets)	$10	$17
Long-term deferred income taxes (Other assets)	4	5
Liabilities
Current deferred income taxes (Other current liabilities)	—	—
Long-term deferred income taxes	(75)	(105)
Net deferred tax liability	$(61)	$(83)
The Company's deferred tax assets primarily include domestic and foreign net operating loss carryforwards and disallowed interest carryforwards. As of December 31, 2011, the domestic net operating loss carryforwards available are $77, which expire starting 2018. The foreign net operating loss carryforwards and disallowed interest carryforwards available are $141, related primarily to Germany and the United Kingdom. These tax attributes have an unlimited carryover and do not expire. A valuation allowance of $34 has been provided against these foreign tax attributes.
The Company is no longer subject to federal examinations in the Netherlands for years before December 31, 2007. The Company conducts business globally and, as a result, certain of its subsidiaries file income tax returns in various foreign jurisdictions. In the normal course of business, the Company is subject to examinations by taxing authorities throughout the world, including major jurisdictions such as Australia, Brazil, Canada, Germany, Italy, Korea and the United Kingdom.

The Company continuously reviews issues that are raised from ongoing examinations and open tax years to evaluate the adequacy of its liabilities. As the various taxing authorities continue with their audit/examination programs, The Company will adjust its reserves accordingly to reflect these settlements.
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2011	2010
Balance at beginning of year	$66	$42
Additions based on tax positions related to the current year	2	23
Additions for tax positions of prior years	1	1
Settlements	(2)	—
Foreign currency translation	(5)	—
Balance at end of year	$62	$66
During the year ended December 31, 2011, the Company decreased the amount of its unrecognized tax benefits by $4, primarily as a result of favorable foreign currency movements. Increases in the unrecognized tax benefit for various intercompany transactions were offset by settlements of unrecognized tax benefits upon completion of various audits. The Company did not recognize any interest or penalties for the years ended December 31, 2011 and 2010. The Company does not have any interest and penalties accrued at either December 31, 2011 or 2010.
$62 of unrecognized tax benefits, if recognized, would affect the effective tax rate. The Company anticipates recognizing up to $32 of the total amount of the unrecognized tax benefits within the next 12 months as a result of negotiations with domestic and foreign jurisdictions.

Report of Independent Registered Public Accounting Firm
To the Board of Managers of
Momentive International Holdings Cooperatief U.A.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholder's equity and comprehensive loss and of cash flows present fairly, in all material respects, the financial position of Momentive International Holdings Cooperatief U.A. and its subsidiaries (the Company) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 5 to the financial statements, the Company has entered into significant transactions with Momentive Specialty Chemicals Inc. Due to the significance of the related party transactions, the accompanying financial statements may not be indicative of the operating results and cash flows of the Company had it operated as a standalone entity.

/s/ PricewaterhouseCoopers LLP
Columbus, Ohio
March 2, 2012