Form 10-Q
period 2012-03-31
MOMENTIVE SPECIALTY CHEMICALS INC.
filed 2012-05-08
CIK 13239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on May 1, 2012: 82,556,847

MOMENTIVE SPECIALTY CHEMICALS INC.

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions, except share data)	March 31, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents (including restricted cash of $3)	$400	$431
Short-term investments	4	7
Accounts receivable (net of allowance for doubtful accounts of $19)	700	592
Inventories:
Finished and in-process goods	302	254
Raw materials and supplies	126	103
Other current assets	79	72
Total current assets	1,611	1,459
Other assets, net	175	169
Property and equipment
Land	90	88
Buildings	307	298
Machinery and equipment	2,358	2,300
	2,755	2,686
Less accumulated depreciation	(1,559)	(1,477)
	1,196	1,209
Goodwill	169	167
Other intangible assets, net	101	104
Total assets	$3,252	$3,108
Liabilities and Deficit
Current liabilities
Accounts and drafts payable	$535	$393
Debt payable within one year	74	117
Affiliated debt payable within one year	2	2
Interest payable	47	61
Income taxes payable	12	15
Accrued payroll and incentive compensation	63	57
Other current liabilities	142	132
Total current liabilities	875	777
Long-term liabilities
Long-term debt	3,444	3,420
Long-term pension and post employment benefit obligations	224	223
Deferred income taxes	78	72
Other long-term liabilities	158	156
Advance from affiliates	225	225
Total liabilities	5,004	4,873
Commitments and contingencies (See Note 9)
Deficit
Common stock—$0.01 par value; 300,000,000 shares authorized, 170,605,906 issued and 82,556,847 outstanding at March 31, 2012 and December 31, 2011	1	1
Paid-in capital	533	533
Treasury stock, at cost—88,049,059 shares	(296)	(296)
Note receivable from parent	(24)	(24)
Accumulated other comprehensive income	46	17
Accumulated deficit	(2,013)	(1,997)
Total Momentive Specialty Chemicals Inc. shareholder’s deficit	(1,753)	(1,766)
Noncontrolling interest	1	1
Total deficit	(1,752)	(1,765)
Total liabilities and deficit	$3,252	$3,108
See Notes to Condensed Consolidated Financial Statements

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
(In millions)	2012	2011
Net sales	$1,236	$1,294
Cost of sales	1,058	1,085
Gross profit	178	209
Selling, general and administrative expense	85	84
Asset impairments	23	—
Business realignment costs	15	3
Other operating expense, net	11	3
Operating income	44	119
Interest expense, net	65	64
Other non-operating expense (income), net	2	(3)
(Loss) income from continuing operations before income tax and earnings from unconsolidated entities	(23)	58
Income tax (benefit) expense	(2)	3
(Loss) income from continuing operations before earnings from unconsolidated entities	(21)	55
Earnings from unconsolidated entities, net of taxes	5	3
Net (loss) income from continuing operations	(16)	58
Net income from discontinued operations, net of taxes	—	5
Net (loss) income	$(16)	$63
See Notes to Condensed Consolidated Financial Statements

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
(In millions)	2012	2011
Net (loss) income	$(16)	$63
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	29	30
Loss recognized from pension and postretirement benefits	—	(1)
Net losses on cash flow hedges reclassified to earnings	—	1
Other comprehensive income	29	30
Comprehensive income	$13	$93
See Notes to Condensed Consolidated Financial Statements

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(In millions)	2012	2011
Cash flows provided by (used in) operating activities
Net (loss) income	$(16)	$63
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	38	42
Deferred tax expense (benefit)	5	(4)
Non-cash asset impairments and accelerated depreciation	29	—
Other non-cash adjustments	18	—
Net change in assets and liabilities:
Accounts receivable	(106)	(253)
Inventories	(65)	(108)
Accounts and drafts payable	133	151
Income taxes payable	(2)	5
Other assets, current and non-current	(1)	6
Other liabilities, current and long-term	(17)	(37)
Net cash provided by (used in) operating activities	16	(135)
Cash flows (used in) provided by investing activities
Capital expenditures	(30)	(27)
Proceeds from matured debt securities, net	4	—
Change in restricted cash	—	2
Funds remitted to unconsolidated affiliates	(2)	(5)
Proceeds from sale of business, net of cash transferred	—	124
Net cash (used in) provided by investing activities	(28)	94
Cash flows used in financing activities
Net short-term debt repayments	(12)	(4)
Borrowings of long-term debt	450	226
Repayments of long-term debt	(463)	(260)
Capital contribution from parent	16	—
Long-term debt and credit facility financing fees	(12)	—
Distribution paid to parent	(1)	—
Net cash used in financing activities	(22)	(38)
Effect of exchange rates on cash and cash equivalents	3	1
Decrease in cash and cash equivalents	(31)	(78)
Cash and cash equivalents (unrestricted) at beginning of period	428	180
Cash and cash equivalents (unrestricted) at end of period	$397	$102
Supplemental disclosures of cash flow information
Cash paid for:
Interest, net	$77	$83
Income taxes, net of cash refunds	7	2
See Notes to Condensed Consolidated Financial Statements

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATED STATEMENT OF DEFICIT (Unaudited)

(In millions)	Common Stock	Paid-in Capital	Treasury Stock	Note Receivable From Parent	Accumulated Other Comprehensive Income (a)	Accumulated Deficit	Total Momentive Specialty Chemicals Inc. Deficit	Non-controlling Interest	Total
Balance at December 31, 2011	$1	$533	$(296)	$(24)	$17	$(1,997)	$(1,766)	$1	$(1,765)
Net loss	—	—	—	—	—	(16)	(16)	—	(16)
Other comprehensive income	—	—	—	—	29	—	29	—	29
Stock-based compensation expense	—	1	—	—	—	—	1	—	1
Distribution declared to parent ($0.02 per share)	—	(1)	—	—	—	—	(1)	—	(1)
Balance at March 31, 2012	$1	$533	$(296)	$(24)	$46	$(2,013)	$(1,753)	$1	$(1,752)

(a)
Accumulated other comprehensive income at March 31, 2012 represents $159 of net foreign currency translation gains, net of tax, $1 of net deferred losses on cash flow hedges and a $112 unrealized loss, net of tax, related to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement plans. Accumulated other comprehensive income at December 31, 2011 represents $130 of net foreign currency translation gains, net of tax, $1 of net deferred losses on cash flow hedges and a $112 unrealized loss, net of tax, related to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement benefit plans.

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In millions, except share and common unit data)
1. Background and Basis of Presentation
Based in Columbus, Ohio, Momentive Specialty Chemicals Inc., (which may be referred to as “MSC” or the “Company”) serves global industrial markets through a broad range of thermoset technologies, specialty products and technical support for customers in a diverse range of applications and industries. The Company's business is organized based on the products offered and the markets served. At March 31, 2012, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins.
The Company's direct parent is Momentive Specialty Chemicals Holdings LLC (“MSC Holdings”), a holding company and wholly owned subsidiary of Momentive Performance Materials Holdings LLC (“Momentive Holdings”), the ultimate parent entity of MSC. Momentive Holdings is controlled by investment funds (the “Apollo Funds”) managed by affiliates of Apollo Management Holdings, L.P. (together with Apollo Global Management, LLC and its subsidiaries, “Apollo”). Apollo may also be referred to as the Company's owner.
During the first quarter of 2012, the Company recorded an out of period loss of approximately $3 related to the disposal of long-lived assets. As a result of this adjustment, the Company’s Loss from continuing operations before income tax and Net loss increased by $3 and $2, respectively, for the three months ended March 31, 2012. Of the $3 increase to Loss from continuing operations before income tax, approximately $1 and $2 should have been recorded in the years ended December 31, 2011 and 2010, respectively. Management does not believe that this out of period error is material to the unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2012, or to any prior periods.
Basis of Presentation—The unaudited Condensed Consolidated Financial Statements include the accounts of the Company, its majority-owned subsidiaries in which minority shareholders hold no substantive participating rights and variable interest entities (“VIEs”) in which the Company is the primary beneficiary. Intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair statement have been included. Results for the interim periods are not necessarily indicative of results for the entire year.
Year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the accompanying notes included in the Company's most recent Annual Report on Form 10-K.
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
During the three months ended March 31, 2012, the Company recorded the following asset impairments:
As a result of the likelihood that certain assets would be disposed of before the end of their estimated useful lives resulting in lower future cash flows associated with these assets, the Company recorded impairments of $15 and $6 on certain of its long-lived assets in its Epoxy, Phenolic and Coating Resins and Forest Products Resins segments, respectively.
As a result of market weakness and the loss of a customer resulting in lower future cash flows associated with certain assets within the Company's European forest products business, the Company recorded impairments of $2 on these long-lived assets in its Forest Products Resins segment.
In addition, the Company recorded accelerated depreciation of $6 related to closing facilities during the three months ended March 31, 2012.
Subsequent Events—The Company has evaluated events and transactions subsequent to March 31, 2012 through May 8, 2012, the date of issuance of its unaudited Condensed Consolidated Financial Statements.
Reclassifications—Certain prior period balances have been reclassified to conform with current presentations.
Recently Issued Accounting Standards
Newly Adopted Accounting Standards
On January 1, 2012, the Company adopted the provisions of Accounting Standards Update No. 2011-05: Comprehensive Income (“ASU 2011-05”), which was issued by the FASB in June 2011 and amended by Accounting Standards Update No. 2011-12: Comprehensive

Income (“ASU 2011-12”) issued in December 2011. ASU 2011-05 amended presentation guidance by eliminating the option for an entity to present the components of comprehensive income as part of the statement of changes in stockholders' equity and required presentation of comprehensive income in a single continuous financial statement or in two separate but consecutive financial statements. ASU 2011-12 deferred the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in ASU 2011-05. The amendments in ASU 2011-05 did not change the items that must be reported in other comprehensive income or when an item of comprehensive income must be reclassified to net income. The Company has presented comprehensive income in a separate and consecutive statement entitled, “Condensed Consolidated Statements of Comprehensive Income”.
Newly Issued Accounting Standards
There were no newly issued accounting standards in the first quarter of 2012 applicable to the Company's unaudited Condensed Consolidated Financial Statements.
3. Discontinued Operations

North American Coatings and Composites Resins Business
On May 31, 2011, the Company sold its North American coatings and composites resins business (“CCR Business”) to PCCR USA, Inc. (“PCCR”), a subsidiary of Investindustrial, a European investment group. The CCR Business is engaged in the production of coating resins for architectural and original equipment manufacturers, alkyd resins, as well as composite resins for construction, transportation, consumer goods, marine and other applications and includes four manufacturing facilities in the United States.
For the three months ended March 31, 2011, the CCR Business had net sales of $65 and pre-tax income of $0. The CCR Business is reported as a discontinued operation for all periods presented.
Global Inks and Adhesive Resins Business
On January 31, 2011, the Company sold its global inks and adhesive resins business (“IAR Business”) to Harima Chemicals Inc. The IAR Business had net sales for the three months ended March 31, 2011 of $31 and pretax income of $6. The IAR Business is reported as a discontinued operation for all periods presented.
4. Restructuring
In 2012, in response to softening demand in certain of its businesses in the second half of 2011, the Company initiated significant restructuring programs with the intent to optimize its cost structure and bring manufacturing capacity in line with demand. At March 31, 2012, the Company had $22 of in-process cost reduction programs savings expected to be achieved over the remaining life of the projects. The Company estimates that these restructuring cost activities will occur over the next 12 to 15 months. As of March 31, 2012, the costs expected to be incurred on restructuring activities are estimated at $39, consisting mainly of workforce reduction and site closure-related costs.
The following table summarizes restructuring information by type of cost:

	Workforce reductions	Site closure costs	Other projects	Total
Restructuring costs expected to be incurred	$25	$12	$2	$39
Cumulative restructuring costs incurred through March 31, 2012	$17	$1	$—	$18

Accrued liability at December 31, 2011	$6	$—	$—	$6
Restructuring charges	11	1	—	12
Payments	(2)	(1)	—	(3)
Accrued liability at March 31, 2012	$15	$—	$—	$15
Workforce reduction costs primarily relate to non-voluntary employee termination benefits and are accounted for under the guidance for nonretirement postemployment benefits or as exit and disposal costs, as applicable. During the three months ended March 31, 2012 charges of $12 were recorded in “Business realignment costs” in the unaudited Condensed Consolidated Statements of Operations. At March 31, 2012 and December 31, 2011, the Company had accrued $15 and $6, respectively, for restructuring liabilities in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets.
The following table summarizes restructuring information by reporting segment:

	Epoxy, Phenolic and Coating Resins	Forest Products Resins	Corporate and Other	Total
Restructuring costs expected to be incurred	$16	$21	$2	$39
Cumulative restructuring costs incurred through March 31, 2012	$5	$11	$2	$18

Accrued liability at December 31, 2011	$1	$2	$3	$6
Restructuring charges (release)	4	9	(1)	12
Payments	(1)	(2)	—	(3)
Accrued liability at March 31, 2012	$4	$9	$2	$15

5. Related Party Transactions
Administrative Service, Management and Consulting Arrangements
The Company is subject to an Amended and Restated Management Consulting Agreement with Apollo (the “Management Consulting Agreement”) that renews on an annual basis, unless notice to the contrary is given by either party. Under the Management Consulting Agreement, the Company receives certain structuring and advisory services from Apollo and its affiliates. The Management Consulting Agreement provides indemnification to Apollo, its affiliates and their directors, officers and representatives for potential losses arising from these services. Apollo is entitled to an annual fee equal to the greater of $3 or 2% of the Company's Adjusted EBITDA. Apollo elected to waive payment of any portion of the annual management fee due in excess of $3 for the calendar year 2012.
During each of the three months ended March 31, 2012 and 2011 the Company recognized expense under the Management Consulting Agreement of $1. This amount is included in “Other operating expense, net” in the Company’s unaudited Condensed Consolidated Statements of Operations.
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
Shared Services Agreement
On October 1, 2010, MSC Holdings and Momentive Performance Materials Holdings Inc. (“MPM Holdings”), the parent company of Momentive Performance Materials Inc. (“MPM”), became subsidiaries of Momentive Holdings. This transaction is referred to as the “Momentive Combination.”
In conjunction with the Momentive Combination, the Company entered into a shared services agreement, as amended on March 17, 2011, with MPM. Pursuant to the shared services agreement, the Company will provide to MPM, and MPM will provide to the Company, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The shared services agreement establishes certain criteria upon which the costs of such services will be allocated between the Company and MPM. Allocation of service costs not demonstrably attributable to either the Company or MPM will initially be 51% to the Company and 49% to MPM, except to the extent that 100% of any cost was demonstrably attributable to or for the benefit of either MPM or the Company, in which case the total cost will be allocated 100% to such party. The Shared Services Agreement remains in effect until terminated according to its terms. MPM or the Company may terminate the agreement for convenience, without cause, by giving written notice not less than 30 days prior to the effective date of termination. It is also anticipated that the Company and MPM will cooperate to achieve favorable pricing with respect to purchases of raw materials and logistics services.
Pursuant to this agreement, during the three months ended March 31, 2012 and 2011, the Company incurred approximately $41 and $44, respectively, of costs for shared services and MPM incurred approximately $39 and $41, respectively, of costs for shared services (excluding, in each case, costs allocated 100% to one party), including estimates for shared service true-up billings. During the three months ended March 31, 2012, the Company realized approximately $7 in cost savings as a result of the Shared Services Agreement. During the three months ended March 31, 2012 and 2011, the Company billed MPM approximately $5 and $1, respectively, to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to 51% for the Company and 49% for MPM, as well as costs allocated 100% to one party. The true-up amount is included in “Selling, general and administrative expense” in the unaudited Condensed Consolidated Statements of Operations. The Company had accounts receivable from MPM of $7 and $15 as of March 31, 2012 and December 31, 2011, respectively, and accounts payable to MPM of $0 and $3 at March 31, 2012 and December 31, 2011, respectively.

Apollo Advance
In connection with the terminated Huntsman merger and related litigation settlement agreement and release among the Company, Huntsman and other parties entered into on December 14, 2008, the Company paid Huntsman $225. The settlement payment was funded to the Company by an advance from Apollo, while reserving all rights with respect to reallocation of the payments to other affiliates of Apollo. Under the provisions of the settlement agreement and release, the Company is only contractually obligated to reimburse Apollo for any insurance recoveries on the $225 settlement payment, net of expense incurred in obtaining such recoveries. Apollo has agreed that the payment of any such insurance recoveries will satisfy the Company’s obligation to repay amounts received under the $225 advance. The Company has recorded the $225 settlement payment advance as a long-term liability at March 31, 2012. As of March 31, 2012, the Company has not recovered any insurance proceeds related to the $225 settlement payment.
In April 2012, the Company agreed to a settlement with its insurers to recover $10 in proceeds associated with the $225 settlement payment paid to Huntsman in 2008.

Preferred Equity Commitment and Issuance
In December, 2011, in conjunction with a previous commitment, Momentive Holdings issued 28,785,935 preferred units and 28,785,935 warrants to purchase common units of Momentive Holdings to affiliates of Apollo for a purchase price of $205 (the “Preferred Equity Issuance”), representing the initial $200 face amount, plus amounts earned from the interim liquidity facilities, less related fees and expenses. Momentive Holdings contributed $189 of the proceeds from the Preferred Equity Issuance to MSC Holdings and MSC Holdings contributed the amount to the Company. As of December 31, 2011, the Company had recognized a capital contribution of $204, representing the total proceeds from the Preferred Equity Issuance, less related fees and expenses. The remaining $16 was held in a reserve account at December 31, 2011 by Momentive Holdings to redeem any additional preferred units from Apollo equal to the aggregate number of preferred units and warrants subscribed for by all other members of Momentive Holdings. In January 2012, the remaining $16 of proceeds held in the reserve account were contributed to the Company.
Purchase of MSC Holdings debt
In 2009, the Company purchased $180 in face value of the outstanding MSC Holdings LLC PIK Debt Facility for $24, including accrued interest. The loan receivable from MSC Holdings has been recorded at its acquisition value of $24 as a reduction of equity in the unaudited Condensed Consolidated Statement of Deficit as MSC Holdings is the Company’s parent. In addition, at March 31, 2012 the Company has not recorded accretion of the purchase discount or interest income as ultimate receipt of these cash flows is under the control of MSC Holdings. The Company will continue to assess the collectibility of these cash flows to determine future amounts to record, if any.
Purchases and Sales of Products and Services with Apollo Affiliates and Other Related Parties
The Company sells products to certain Apollo affiliates, members of Momentive Holdings and other related parties. These sales were $1 for each of the three months ended March 31, 2012 and 2011. Accounts receivable from these affiliates were $1 at both March 31, 2012 and December 31, 2011. The Company also purchases raw materials and services from certain Apollo affiliates. These purchases were $7 and $6 for the three months ended March 31, 2012 and 2011, respectively. The Company had accounts payable to Apollo affiliates of $2 and $1 at March 31, 2012 and December 31, 2011, respectively.
Other Transactions and Arrangements
Momentive Holdings purchases insurance policies which also cover the Company and MPM. Amounts are billed to the Company based on the Company's relative share of the insurance premiums. No amounts were billed to the Company from Momentive Holdings for the three months ended March 31, 2012. The Company had accounts payable to Momentive Holdings of less than $1 and $3, under these arrangements at March 31, 2012 and December 31, 2011, respectively.
The Company sells finished goods to and purchases raw materials from its foundry joint venture between the Company and Delta-HA, Inc. (“HAI”). The Company also provides toll-manufacturing and other services to HAI. The Company’s investment in HAI is recorded under the equity method of accounting and the related sales and purchases are not eliminated from the Company’s unaudited Condensed Consolidated Financial Statements. However, any profit on these transactions is eliminated in the Company’s unaudited Condensed Consolidated Financial Statements to the extent of the Company’s 50% interest in HAI. Sales and services provided to HAI were $28 and $29 for the three months ended March 31, 2012 and 2011, respectively. Accounts receivable from HAI were $11 and $14 at March 31, 2012 and December 31, 2011, respectively. Purchases from HAI were $10 and $14 for the three months ended March 31, 2012 and 2011, respectively. The Company had accounts payable to HAI of $8 and $4 at March 31, 2012 and December 31, 2011, respectively. Additionally, HAI declared dividends of $10 and $0 during the three months ended March 31, 2012 and 2011, respectively. Dividends of $5 remain outstanding related to these previously declared dividends as of March 31, 2012.
The Company’s purchase contracts with HAI represent a significant portion of HAI’s total revenue. In addition, the Company has pledged its member interest in HAI as collateral on HAI’s revolving line of credit. These factors result in the Company absorbing the majority of the risk to potential losses or gains from a majority of the expected returns. However, the Company does not have the power to direct the activities that most significantly impact HAI, and therefore, does not consolidated HAI. The carrying value of HAI’s assets were $49 and $48 at March 31, 2012 and December 31, 2011, respectively. The carrying value of HAI’s liabilities were $33 and $21 at March 31, 2012 and December 31, 2011, respectively.
The Company had a loan receivable from its unconsolidated forest products joint venture in Russia of $4 and $3 as of March 31, 2012 and December 31, 2011, respectively. The Company had royalties receivable from its unconsolidated forest products joint venture in Russia of $3 and $2 as of March 31, 2012 and December 31, 2011, respectively.
6. Fair Value
Fair value measurement provisions establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. This guidance describes three levels of inputs that may be used to measure fair value:

•	Level 1: Inputs are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date.

•	Level 3: Unobservable inputs, for example, inputs derived through extrapolation or interpolation that cannot be corroborated by observable market data.

Recurring Fair Value Measurements
Following is a summary of assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011:

	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
March 31, 2012
Derivative liabilities	$(2)	$(2)	$—	$(4)
December 31, 2011
Derivative liabilities	—	(3)	—	(3)
Level 1 primarily consists of financial instruments traded on exchange or futures markets. Level 2 includes those derivative instruments transacted primarily in over the counter markets.
The Company calculates the fair value of its derivative liabilities using quoted market prices whenever available. When quoted market prices are not available, the Company uses standard pricing models with market-based inputs, adjusted for nonperformance risk. When its financial instruments are in a liability position, the Company evaluates its credit risk as a component of fair value. At March 31, 2012 and December 31, 2011, no adjustment was made by the Company to reduce its derivative liabilities for nonperformance risk.
When its financial instruments are in an asset position, the Company is exposed to credit loss in the event of nonperformance by other parties to these contracts and evaluates their credit risk as a component of fair value.

Non-recurring Fair Value Measurements
Following is a summary of losses as a result of the Company measuring assets at fair value on a non-recurring basis during the three months ended March 31, 2012:

Three Months Ended March 31, 2012
Long-lived assets held and used	$22
During the three months ended March 31, 2012, as a result of the likelihood that certain assets would be disposed of before the end of their estimated useful lives resulting in lower future cash flows associated with these assets, the Company wrote down long-lived assets with a carrying value of $26 to fair value of $5, resulting in impairment charges of $15 and $6 on certain assets within its Epoxy, Phenolic and Coating Resins and Forest Products Resins and segments, respectively. These long-lived assets were valued by using a discounted cash flow analysis based on assumptions that market participants would use. Key inputs in the model included projected revenues, manufacturing costs and operating expenses and selling price associated with these long-lived assets.
During the three months ended March 31, 2012, as a result of market weakness and the loss of a customer resulting in lower future cash flows associated with certain assets, the Company wrote-down long-lived assets with a carrying value of $22 to a fair value of $20, resulting in an impairment charge of $2 within its Forest Products Resins segment. These long-lived assets were valued using a discounted cash flow analysis based on assumptions that market participants would use and incorporates probability-weighted cash flows based on the likelihood of various possible scenarios. Key inputs in the model included projected revenues, manufacturing costs, operating expenses and selling price associated with these long-lived assets.
Non-derivative Financial Instruments
The following table summarizes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt	$3,520	$3,449	$3,539	$3,226
Fair values of debt are determined from quoted, observable market prices, where available, based on other similar financial instruments, or based upon interest rates that are currently available to the Company for the issuance of debt with similar terms and maturities. The carrying amounts of cash and cash equivalents, short term investments, accounts receivable, accounts and drafts payable and other accrued liabilities are considered reasonable estimates of their fair values due to the short-term maturity of these financial instruments.

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

The following tables summarize the Company’s derivative financial instruments:

		March 31, 2012		December 31, 2011
Liability Derivatives	Balance Sheet Location	Notional Amount	Fair Value Liability	Notional Amount	Fair Value Liability
Derivatives designated as hedging instruments
Interest Rate Swaps
Interest swap – 2010	Other current liabilities	$325	$(2)	$350	$(2)
Total derivatives designated as hedging instruments			$(2)		$(2)
Derivatives not designated as hedging instruments
Interest Rate Swap
Australian dollar interest swap	Other current liabilities	$6	$—	$6	$—
Commodity Contracts
Electricity contracts	Other current liabilities	3	—	3	(1)
Natural gas futures	Other current liabilities	4	(2)	5	—
Total derivatives not designated as hedging instruments			$(2)		$(1)

Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized in OCI on Derivative for the Three Months Ended:		Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income for the Three Months Ended:
	March 31, 2012	March 31, 2011		March 31, 2012	March 31, 2011
Interest Rate Swaps
Interest swap – 2010	$(1)	$—	Interest expense, net	$(1)	$(1)
Total	$(1)	$—		$(1)	$(1)
As of March 31, 2012, the Company expects to reclassify $1 of losses recognized in Accumulated other comprehensive income to earnings over the next twelve months.

Derivatives Not Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in Income on Derivative for the Three Months Ended:		Location of (Loss) Gain Recognized in Income on Derivative
	March 31, 2012	March 31, 2011
Foreign Exchange and Interest Rate Swaps
Cross-Currency and Interest Rate Swap	$—	$(2)	Other non-operating expense, net
Commodity Contracts
Electricity contracts	1	—	Cost of sales
Natural gas futures	(2)	—	Cost of sales
Total	$(1)	$(2)

8. Debt Obligations
Debt outstanding at March 31, 2012 and December 31, 2011 is as follows:

	March 31, 2012		December 31, 2011
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
Non-affiliated debt:
Senior Secured Credit Facilities:
Floating rate term loans due May 2013	$—	$—	$446	$8
Floating rate term loans due May 2015	907	16	910	15
Senior Secured Notes:
6.625% First Priority Senior Notes due 2020	450	—	—	—
8.875 % senior secured notes due 2018 (includes $6 of unamortized debt discount at March 31, 2012 and December 31, 2011)	994	—	994	—
Floating rate second-priority senior secured notes due 2014	120	—	120	—
9.00% Second-priority senior secured notes due 2020	574	—	574	—
Debentures:
9.2% debentures due 2021	74	—	74	—
7.875% debentures due 2023	189	—	189	—
8.375% sinking fund debentures due 2016	62	—	62	—
Other Borrowings:
Australia Facility due 2014	35	5	36	5
Brazilian bank loans	24	38	—	65
Capital Leases	10	1	11	1
Other	5	14	4	23
Total non-affiliated debt	3,444	74	3,420	117
Affiliated debt:
Affiliated borrowings due on demand	—	2	—	2
Total affiliated debt	—	2	—	2
Total debt	$3,444	$76	$3,420	$119

2012 Refinancing Activities
In March 2012, the Company issued $450 aggregate principal amount of 6.625% First-Priority Senior Secured Notes due 2020 at an issue price of 100%. The Company used the net proceeds, together with cash on hand to repay approximately $454 aggregate principal amount of existing term loans maturing May 5, 2013 under the Company’s senior secured credit facilities, effectively extending these maturities by an additional seven years. In conjunction with the Offering Transaction, the Company extended $171 of its $200 revolving line of credit facility commitments from lenders from February 2013 to December 2014. In connection with the refinancing activities, the lender commitments to the revolving line of credit facility were decreased to approximately $192 in the aggregate. The interest rate for loans made under the extended revolver commitments was increased to adjusted LIBOR plus 4.75% from adjusted LIBOR plus 4.50%. The commitment fee for the extended revolver commitments was decreased to 0.5% of the unused line from 4.5% of the unused line. Collectively, these transactions are referred to as the “March Refinancing Transactions.” The priority of the liens securing the collateral for the 6.625% Senior Secured Notes is pari passu to the liens in such collateral securing the Company's senior secured credit facilities.
The Company incurred approximately $13 in fees associated with the March Refinancing Transactions, which have been deferred and are recorded in “Other assets, net” in the unaudited Condensed Consolidated Balance Sheets. The deferred fees will be amortized over the contractual life of the respective debt obligations on an effective interest basis. Additionally, $1 in unamortized deferred financing fees were written-off related to the $454 of term loans under the Company's senior secured credit facility that were repaid and extinguished. These fees are included in “Other non-operating expense, net” in the unaudited Condensed Consolidated Statements of Operations.
Covenant Compliance
Two of the Company’s wholly-owned international subsidiaries expect to not be in compliance with a financial covenant under their respective loan agreements when they deliver their audited financial statements for the year ended December 31, 2011 in the second quarter of 2012. As of December 31, 2011, outstanding debt of approximately $31 was classified as “Debt payable within one year” in the unaudited Condensed Consolidated Balance Sheets. In March 2012, the Company subsequently obtained a covenant waiver from one of the respective banks, representing approximately $25 of the $31. As of March 31, 2012, the Company has reclassified $25 of the respective debt to “Long-term debt” in the unaudited Condensed Consolidated Balance Sheets. If a waiver is not obtained for the remaining portion, the Company has sufficient cash to repay such debt. Non-compliance with these covenants would not result in a cross-default under the Company’s amended senior secured credit facilities or the indentures that govern its notes.
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
Environmental Institution of Paraná IAP—On August 10, 2005, the Environmental Institute of Paraná (IAP), an environmental agency in the State of Paraná, provided Hexion Quimica Industria, the Company’s Brazilian subsidiary, with notice of an environmental assessment in the amount of 12 Brazilian reais. The assessment related to alleged environmental damages to the Paranagua Bay caused in November 2004 from an explosion on a shipping vessel carrying methanol purchased by the Company. The investigations performed by the public authorities have not identified any actions of the Company that contributed to or caused the accident. The Company responded to the assessment by filing a request to have it cancelled and by obtaining an injunction precluding execution of the assessment pending adjudication of the issue. In November 2010, the Court denied the Company’s request to cancel the assessment and lifted the injunction that had been issued. The Company responded to the ruling by filing an appeal in the State of Paraná Court of Appeals. In March 2012, the Company was informed that the Court of Appeals has denied the Company’s appeal. The Company continues to believe that the assessment is invalid and it plans to appeal the Appellate Court’s decision to the federal appellate system in Brazil. Because the Company continues to believe it has strong defenses against the validity of the assessment, it does not believe that a loss is probable. At March 31, 2012, the amount of the assessment, including tax, penalties, monetary correction and interest, is 27 Brazilian reais, or approximately $15.

The following table summarizes all probable environmental remediation, indemnification and restoration liabilities, including related legal expenses, at March 31, 2012 and December 31, 2011:

	Number of Sites		Liability		Range of Reasonably Possible Costs
Site Description	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	Low	High
Geismar, LA	1	1	$17	$17	$10	$24
Superfund and offsite landfills – allocated share:
Less than 1%	24	31	1	1	1	2
Equal to or greater than 1%	12	12	6	7	5	12
Currently-owned	12	12	6	5	4	11
Formerly-owned:
Remediation	10	10	2	1	1	12
Monitoring only	4	5	—	1	—	1
	63	71	$32	$32	$21	$62
These amounts include estimates for unasserted claims that the Company believes are probable of loss and reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of a range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. At March 31, 2012 and December 31, 2011, $7 and $6, respectively, has been included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets with the remaining amount included in “Other long-term liabilities.”
Following is a discussion of the Company’s environmental liabilities and the related assumptions at March 31, 2012:
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
Non-Environmental Legal Matters
The Company is involved in various legal proceedings in the ordinary course of business and has reserves of $10 and $7 at March 31, 2012 and December 31, 2011, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable. At March 31, 2012 and December 31, 2011, $6 and $3, respectively, has been included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets with the remaining amount included in “Other long-term liabilities.”
Following is a discussion of significant non-environmental legal proceedings:
Brazil Tax Claim— In 1992, the State of Sao Paulo Administrative Tax Bureau issued an assessment against the Company’s Brazilian subsidiary claiming that excise taxes were owed on certain intercompany loans made for centralized cash management purposes. These loans were characterized by the Tax Bureau as intercompany sales. Since that time, management and the Tax Bureau have held discussions and the subsidiary filed an administrative appeal seeking cancellation of the assessment. The Administrative Court upheld the assessment in December 2001. In 2002, the subsidiary filed a second appeal with the highest-level Administrative Court, again seeking cancellation of the assessment. In February 2007, the highest-level Administrative Court upheld the assessment. The Company requested a review of this decision. On April 23, 2008, the Brazilian Administrative Tax Tribunal issued its final decision upholding the assessment against the subsidiary. The Company filed an Annulment action in the Brazilian Judicial Courts in May 2008 along with a request for an injunction to suspend the tax collection. The injunction was denied but the Annulment action is being pursued. The Company has pledged certain properties and assets in Brazil during the pendency of the Annulment action in lieu of paying the assessment. In September 2010, in the Company's favor, the Court adopted its appointed expert's report finding that the transactions in question were intercompany loans. The State Tax Bureau filed an appeal of this decision in December 2010, which is still pending. The Company continues to believe that a loss contingency is not probable. At March 31, 2012, the amount of the assessment, including tax, penalties, monetary correction and interest, is 69 Brazilian reais, or approximately $38.
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
10. Pension and Postretirement Expense
Following are the components of net pension and postretirement expense (benefit) recognized by the Company for the three months ended March 31, 2012 and 2011:

	Pension Benefits				Non-Pension Postretirement Benefits
	Three Months Ended March 31,				Three Months Ended March 31,
	2012		2011		2012		2011
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1	$2	$1	$2	$—	$—	$—	$—
Interest cost on projected benefit obligation	3	4	3	4	—	—	—	—
Expected return on assets	(4)	(3)	(4)	(3)	—	—	—	—
Amortization of prior service cost (benefit)	2	—	—	—	(2)	—	(3)	—
Recognized actuarial loss	—	—	2	—	—	—	—	—
Net expense (benefit)	$2	$3	$2	$3	$(2)	$—	$(3)	$—

11. Segment Information
The Company's business segments are based on the products that the Company offers and the markets that it serves. At March 31, 2012, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins. A summary of the major products of the Company's reportable segments follows:

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
Net Sales to Unaffiliated Customers(1)(2):

	Three Months Ended March 31,
	2012	2011
Epoxy, Phenolic and Coating Resins	$794	$846
Forest Products Resins	442	448
Total	$1,236	$1,294

Segment EBITDA(2):

	Three Months Ended March 31,
	2012	2011
Epoxy, Phenolic and Coating Resins	$114	$150
Forest Products Resins	46	45
Corporate and Other	(11)	(17)

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.

(2)	Prior period balances have been recast to exclude the results of the CCR Business, which is reported as a discontinued operation

Reconciliation of Segment EBITDA to Net (Loss) Income:

	Three Months Ended March 31,
	2012	2011
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$114	$150
Forest Products Resins	46	45
Corporate and Other	(11)	(17)

Reconciliation:
Items not included in Segment EBITDA:
Asset impairments and other non-cash charges	(48)	1
Business realignment costs	(15)	(3)
Integration costs	(8)	(5)
Net income from discontinued operations	—	5
Other	7	(5)
Total adjustments	(64)	(7)
Interest expense, net	(65)	(64)
Income tax benefit (expense)	2	(3)
Depreciation and amortization	(38)	(41)
Net (loss) income	$(16)	$63
 Items not included in Segment EBITDA
Non-cash charges primarily represent asset impairments, stock-based compensation expense, accelerated depreciation on closing facilities and unrealized derivative and foreign exchange gains and losses. Business realignment costs for the three months ended March 31, 2012 primarily include expenses from the Company's restructuring and cost optimization programs. Business realignment costs for the three months ended March 31, 2011 primarily relate to expenses from minor restructuring programs. Integration costs relate primarily to the Momentive Combination. Net income from discontinued operations represents the results of the IAR and CCR businesses.
Not included in Segment EBITDA are certain non-cash and other income or expenses. For the three months ended March 31, 2012, these items primarily include net realized foreign exchange transaction gains, partially offset by losses on the disposal of assets. For the three months ended March 31, 2011, these items include primarily net foreign exchange transaction losses, losses on disposal of assets and business optimization expenses.
12. Summarized Financial Information of Unconsolidated Affiliate

Summarized financial information of the unconsolidated affiliate HAI as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011 is as follows:

	March 31, 2012	December 31, 2011
Current assets	$37	$35
Non-current assets	12	13
Current liabilities	33	21
Non-current liabilities	—	—

	Three Months Ended March 31,
	2012	2011
Net sales	$50	$43
Gross profit	13	9
Pre-tax income	9	6
Net income	9	5

13. Guarantor/Non-Guarantor Subsidiary Financial Information
The Company and certain of its U.S. subsidiaries guarantee debt issued by its wholly owned subsidiaries Hexion Nova Scotia, ULC and Hexion U.S. Finance Corporation (together, the “Subsidiary Issuers”), which includes the 6.625% first priority notes due 2020, 8.875% senior secured notes due 2018, the floating rate second-priority senior secured notes due 2014 and the 9% second-priority notes due 2020.
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

MOMENTIVE SPECIALTY CHEMICALS INC.
THREE MONTHS ENDED MARCH 31, 2012
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$538	$—	$—	$769	$(71)	$1,236
Cost of sales	454	—	—	675	(71)	1,058
Gross profit	84	—	—	94	—	178
Selling, general and administrative expense	30	—	—	55	—	85
Asset impairments	—	—	—	23	—	23
Business realignment costs	2	—	—	13	—	15
Other operating expense, net	5	—	—	6	—	11
Operating income (loss)	47	—	—	(3)	—	44
Interest expense, net	16	39	—	10	—	65
Intercompany interest expense (income)	30	(42)	—	12	—	—
Other non-operating (income) expense , net	(11)	—	(1)	14	—	2
Income (loss) from continuing operations before income tax, earnings from unconsolidated entities	12	3	1	(39)	—	(23)
Income tax benefit	(1)	—	—	(1)	—	(2)
Income (loss) from continuing operations before earnings from unconsolidated entities	13	3	1	(38)	—	(21)
(Losses) earnings from unconsolidated entities, net of taxes	(29)	—	(2)	—	36	5
Net (loss) income	$(16)	$3	$(1)	$(38)	$36	$(16)
Comprehensive income (loss)	$13	$4	$(1)	$(21)	$18	$13

MOMENTIVE SPECIALTY CHEMICALS INC.
THREE MONTHS ENDED MARCH 31, 2011
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$562	$—	$—	$814	$(82)	$1,294
Cost of sales	467	—	—	700	(82)	1,085
Gross profit	95	—	—	114	—	209
Selling, general and administrative expense	28	—	—	56	—	84
Business realignment costs	1	—	—	2	—	3
Other operating (income) expense, net	(16)	—	—	19	—	3
Operating income	82	—	—	37	—	119
Interest expense, net	17	38	—	9	—	64
Intercompany interest expense (income)	30	(43)	—	13	—	—
Other non-operating (income) expense, net	(28)	—	—	25	—	(3)
Income (loss) from continuing operations before income tax, earnings from unconsolidated entities	63	5	—	(10)	—	58
Income tax (benefit) expense	(8)	—	—	11	—	3
Income (loss) from continuing operations before earnings from unconsolidated entities	71	5	—	(21)	—	55
Earnings from unconsolidated entities, net of taxes	10	—	19	—	(26)	3
Net income (loss) from continuing operations	81	5	19	(21)	(26)	58
Net (loss) income from discontinued operations, net of tax	(18)	—	—	23	—	5
Net income	$63	$5	$19	$2	$(26)	$63
Comprehensive income	$93	$8	$19	$1	$(28)	$93

MOMENTIVE SPECIALTY CHEMICALS INC.
MARCH 31, 2012
CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents (including restricted cash of $0 and $3, respectively)	$266	$—	$—	$134	$—	$400
Short-term investments	—	—	—	4	—	4
Accounts receivable, net	231	—	—	469	—	700
Inventories:
Finished and in-process goods	135	—	—	167	—	302
Raw materials and supplies	38	—	—	88	—	126
Other current assets	18	—	—	61	—	79
Total current assets	688	—	—	923	—	1,611
Other assets, net	97	46	29	90	(87)	175
Property and equipment, net	498	—	—	698	—	1,196
Goodwill	93	—	—	76	—	169
Other intangible assets, net	57	—	—	44	—	101
Total assets	$1,433	$46	$29	$1,831	$(87)	$3,252
Liabilities and (Deficit) Equity
Current liabilities
Accounts and drafts payable	$184	$—	$—	$351	$—	$535
Intercompany accounts (receivable) payable	(11)	(37)	1	47	—	—
Debt payable within one year	12	—	—	62	—	74
Intercompany loans (receivable) payable	(83)	—	—	83	—	—
Loans payable to affiliates	2	—	—	—	—	2
Interest payable	8	36	—	3	—	47
Income taxes payable	2	—	—	10	—	12
Accrued payroll and incentive compensation	27	—	—	36	—	63
Other current liabilities	97	—	—	45	—	142
Total current liabilities	238	(1)	1	637	—	875
Long-term debt	870	2,138	—	436	—	3,444
Intercompany loans payable (receivable)	1,615	(2,343)	(16)	744	—	—
Long-term pension and post employment benefit obligations	95	—	—	129	—	224
Deferred income taxes	27	2	—	49	—	78
Other long-term liabilities	116	6	—	36	—	158
Advance from affiliates	225	—	—	—	—	225
Total liabilities	3,186	(198)	(15)	2,031	—	5,004
Total Momentive Specialty Chemicals Inc. shareholders (deficit) equity	(1,753)	244	44	(201)	(87)	(1,753)
Noncontrolling interest	—	—	—	1	—	1
Total (deficit) equity	(1,753)	244	44	(200)	(87)	(1,752)
Total liabilities and (deficit) equity	$1,433	$46	$29	$1,831	$(87)	$3,252

MOMENTIVE SPECIALTY CHEMICALS INC.
DECEMBER 31, 2011
CONDENSED CONSOLIDATING BALANCE SHEET

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents (including restricted cash of $0 and $3, respectively)	$221	$—	$—	$210	$—	$431
Short-term investments	—	—	—	7	—	7
Accounts receivable, net	206	—	—	386	—	592
Inventories:
Finished and in-process goods	116	—	—	138	—	254
Raw materials and supplies	33	—	—	70	—	103
Other current assets	27	—	—	45	—	72
Total current assets	603	—	—	856	—	1,459
Other assets, net	107	36	40	89	(103)	169
Property and equipment, net	504	—	—	705	—	1,209
Goodwill	93	—	—	74	—	167
Other intangible assets, net	59	—	—	45	—	104
Total assets	$1,366	$36	$40	$1,769	$(103)	$3,108
Liabilities and (Deficit) Equity
Current liabilities
Accounts and drafts payable	$134	$—	$—	$259	$—	$393
Intercompany accounts (receivable) payable	(24)	(42)	1	65	—	—
Debt payable within one year	17	—	—	100	—	117
Intercompany loans payable (receivable)	35	—	—	(35)	—	—
Loans payable to affiliates	2	—	—	—	—	2
Interest payable	14	44	—	3	—	61
Income taxes payable	1	—	—	14	—	15
Accrued payroll and incentive compensation	26	—	—	31	—	57
Other current liabilities	69	—	—	63	—	132
Total current liabilities	274	2	1	500	—	777
Long-term debt	1,134	1,688	—	598	—	3,420
Intercompany loans payable (receivable)	1,254	(1,903)	(16)	665	—	—
Long-term pension and post employment benefit obligations	99	—	—	124	—	223
Deferred income taxes	30	2	—	40	—	72
Other long-term liabilities	116	6	—	34	—	156
Advance from affiliates	225	—	—	—	—	225
Total liabilities	3,132	(205)	(15)	1,961	—	4,873
Total Momentive Specialty Chemicals Inc. shareholders (deficit) equity	(1,766)	241	55	(193)	(103)	(1,766)
Noncontrolling interest	—	—	—	1	—	1
Total (deficit) equity	(1,766)	241	55	(192)	(103)	(1,765)
Total liabilities and (deficit) equity	$1,366	$36	$40	$1,769	$(103)	$3,108

MOMENTIVE SPECIALTY CHEMICALS INC.
THREE MONTHS ENDED MARCH 31, 2012
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$16	$1	$5	$(6)	$—	$16
Cash flows provided by (used in) investing activities
Capital expenditures	(11)	—	—	(19)	—	(30)
Proceeds from matured debt securities, net	—	—	—	4	—	4
Funds remitted to unconsolidated affiliates	—	—	—	(2)	—	(2)
Dividend from subsidiary	6	—	—	—	(6)	—
Proceeds from the return of capital from subsidiary	21	—	—	—	(21)	—
	16	—	—	(17)	(27)	(28)
Cash flows provided by (used in) financing activities
Net short-term debt borrowings	—	—	—	(12)	—	(12)
Borrowings of long-term debt	—	450	—	—	—	450
Repayments of long-term debt	(269)	—	—	(194)	—	(463)
Net intercompany loan borrowings (repayments)	268	(439)	—	171	—	—
Capital contribution from parent	16	—	—	—	—	16
Long-term debt and credit facility financing fees	(1)	(11)	—	—	—	(12)
Common stock dividends paid	(1)	(1)	(5)	—	6	(1)
Return of capital to parent	—	—	—	(21)	21	—
	13	(1)	(5)	(56)	27	(22)
Effect of exchange rates on cash and cash equivalents	—	—	—	3	—	3
Increase (decrease) in cash and cash equivalents	45	—	—	(76)	—	(31)
Cash and cash equivalents (unrestricted) at beginning of period	221	—	—	207	—	428
Cash and cash equivalents (unrestricted) at end of period	$266	$—	$—	$131	$—	$397

MOMENTIVE SPECIALTY CHEMICALS INC.
THREE MONTHS ENDED MARCH 31, 2011
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(103)	$1	$—	$(33)	$—	$(135)
Cash flows provided by (used in) investing activities
Capital expenditures	(17)	—	—	(10)	—	(27)
Change in restricted cash	—	—	—	2	—	2
Funds remitted to unconsolidated affiliates	—	—	—	(5)	—	(5)
Dividend from subsidiary	1	—	—	—	(1)	—
Proceeds from sale of business, net of cash transferred	124	—	—	—	—	124
Proceeds from the return of capital from subsidiary	14	—	—	—	(14)	—
	122	—	—	(13)	(15)	94
Cash flows (used in) provided by financing activities
Net short-term debt (repayments) borrowings	(5)	—	—	1	—	(4)
Borrowings of long-term debt	50	—	—	176	—	226
Repayments of long-term debt	(54)	—	—	(206)	—	(260)
Return of capital to parent	—	—	—	(14)	14	—
Net intercompany loan (repayments) borrowings	(55)	—	—	55	—	—
Payments of dividends on common stock	—	(1)	—	—	1	—
	(64)	(1)	—	12	15	(38)
Effect of exchange rates on cash and cash equivalents	—	—	—	1	—	1
Decrease in cash and cash equivalents	(45)	—	—	(33)	—	(78)
Cash and cash equivalents (unrestricted) at beginning of period	56	—	—	124	—	180
Cash and cash equivalents (unrestricted) at end of period	$11	$—	$—	$91	$—	$102

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in millions)
The following commentary should be read in conjunction with the audited financial statements and the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K.
Within the following discussion, unless otherwise stated, “the quarter ended March 31, 2012” and “the first quarter of 2012” refer to the three months ended March 31, 2012, and “the quarter ended March 31, 2011” and “the first quarter of 2011” refer to the three months ended March 31, 2011.
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
Our products are used in thousands of applications and are sold into diverse markets, such as forest products, architectural and industrial paints, packaging, consumer products and automotive coatings, as well as higher growth markets, such as composites, UV cured coatings and electrical composites. Major industry sectors that we serve include industrial/marine, construction, consumer/durable goods, automotive, wind energy, aviation, electronics, architectural, civil engineering, repair/remodeling and oil and gas field support. Key drivers for our business include general economic and industrial conditions, including housing starts, auto build rates and active gas drilling rigs. In addition, due to the nature of our products and the markets we serve, competitor capacity constraints and the availability of similar products in the market may impact our results. As is true for many industries, our financial results are impacted by the effect on our customers of economic upturns or downturns, as well as by the impact on our own costs to produce, sell and deliver our products. Our customers use most of our products in their production processes. As a result, factors that impact their industries have significantly affected our results.
Through our worldwide network of strategically located production facilities, we serve more than 6,400 customers in over 100 countries. Our global customers include large companies in their respective industries, such as 3M, Ashland Chemical, BASF, Bayer, DuPont, GE, Halliburton, Honeywell, Louisiana Pacific, Owens Corning, PPG Industries, Sumitomo, Valspar and Weyerhaeuser.
Momentive Combination and Shared Services Agreement
In October 2010, our parent, MSC Holdings, and Momentive Performance Materials Holdings Inc., the parent company of Momentive Performance Materials Inc. (“MPM”), became subsidiaries of a newly formed holding company, Momentive Holdings. We refer to this transaction as the “Momentive Combination.” In connection with the closing of the Momentive Combination, we entered into a shared services agreement with MPM, as amended on March 17, 2011, pursuant to which we will provide to MPM, and MPM will provide to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The shared services agreement establishes certain criteria upon which the costs of such services are allocated between us and MPM.

We expect that the Momentive Combination, including the shared services agreement, will result in significant synergies for us, including shared services and logistics optimization, best-of-source contractual terms, procurement savings, regional site rationalization, and administrative and overhead savings. We expect to achieve a total of approximately $60 of cost savings in connection with the Shared Services Agreement and recent divestitures. Through March 31, 2012, we realized $51 of these savings on a run-rate basis, and anticipate fully realizing the remaining anticipated savings over the next 15 to 21 months.

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
Continue Portfolio Optimization and Pursue Targeted Add-On Acquisitions and Joint Ventures. The specialty chemicals and materials market is comprised of numerous small and mid-sized specialty companies focused on niche markets, as well as smaller divisions of large chemical conglomerates. As a large manufacturer of specialty chemicals and materials with leadership in the production of thermosets, we have a significant advantage in pursuing add-on acquisitions and joint ventures in areas that allow us to build upon our core strengths, expand our product, technology and geographic portfolio, and better serve our customers. We believe we can consummate a number of these acquisitions at relatively attractive valuations due to the scalability of our existing global operations and deal-related synergies. In addition, we have and will continue to monitor the strategic landscape for opportunistic divestments consistent with our broader specialty strategy. For example, in 2011 we completed the sale of our global inks and adhesive resins business (“IAR Business”) and our North American coatings and composite resins business (“CCR Business”).
Capitalize on the Momentive Combination to Grow Revenues and Realize Operational Efficiencies. We believe the Momentive Combination will present opportunities to increase our revenues by leveraging the combined MSC and MPM global manufacturing footprint and technology platform. For example, in Asia, we anticipate being able to accelerate the penetration of our products. Further, we anticipate that the Momentive Combination will provide opportunities to streamline our business and reduce our cost structure, and are currently targeting $60 in annual cost savings related to the Momentive Combination. We anticipate these savings to come from logistics optimization, reduction in corporate expenses and reductions in the costs for raw materials and other inputs.
Generate Free Cash Flow and Deleverage. We expect to generate strong free cash flow over the long-term due to our size, advantaged cost structure, and reasonable ongoing capital expenditure requirements. Furthermore, we have demonstrated expertise in efficiently managing our working capital, which has been further augmented as a result of our increased scale from the Momentive Combination. Our strategy of generating significant free cash flow and deleveraging is complimented by our long-dated capital structure with no significant short-term maturities and strong liquidity position. This financial flexibility allows us to prudently balance deleveraging with our focus on growth and innovation.
Reportable Segments
The Company’s business segments are based on the products that we offer and the markets that we serve. At March 31, 2012, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins. A summary of the major products of the Company’s reportable segments follows:

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

First Quarter 2012 Overview

•
Net sales decreased 4% in the three months ended March 31, 2012 as compared to the corresponding period in 2011, due primarily to a decrease in demand in several of our product lines due to increased competition in certain markets, which also resulted in downward pressure on pricing. These impacts were partially offset by raw material-driven price increases to our customers.

•
We generated net cash from operations in the first quarter of 2012, as compared to a usage of cash in the corresponding period in 2011, despite a decrease in volumes across most of our businesses relative to the corresponding period in 2011 and an increased investment in working capital in the first quarter of 2012, due to sequential quarter volume and raw material increases from the fourth quarter of 2011.

•
In March 2012, we issued $450 aggregate principal amount of 6.625% First-Priority Senior Secured Notes due 2020 at an issue price of 100% We used the net proceeds, together with cash on hand to repay approximately $454 aggregate principal amount of existing term loans maturing May 5, 2013 under our senior secured credit facilities, effectively extending these maturities by an additional seven years. In conjunction with the transaction, we extended $171 of our $200 revolving line of credit facility commitments from lenders from February 2013 to December 2014. We refer to these transactions collectively as the “March Refinancing Transactions.”

•
During the three months ended March 31, 2012, we realized approximately $7 in cost savings as a result of the shared services agreement with MPM, bringing our total cumulative savings since the Momentive Combination to $37. As of March 31, 2012, we have approximately $22 of in-process cost savings and synergies that we expect to achieve over the next 12 to 18 months in connection with the shared services agreement.

•
In response to softening demand in certain of our businesses in the second half of 2011 and continued efforts to optimize our manufacturing footprint and reduce our cost structure, we recently announced our intent to close one facility in our Forest Products Resins segment and two facilities in our Epoxy, Phenolic and Coating Resins segment.

•	At the same time, we continue our strategy to expand in markets in which we expect opportunities for growth.
Future growth initiatives include:

•
A joint venture to construct a versatics manufacturing facility in China, which will produce VeoVa® monomers, a versatic acid derivative, used as a key raw material in environmentally advanced paints and coatings. The facility is expected to be fully operational in the second quarter of 2012.

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

Due to recent worldwide economic developments, the short-term outlook for 2012 for our business is difficult to predict. In the third and fourth quarters of 2011, we experienced sequential quarter volume decreases across many of our businesses as a result of recent macroeconomic factors and caution from our customers, which resulted in de-stocking of inventory beyond normal seasonal de-stocking, impacting several of our businesses, including those that serve the industrial, housing and construction end-use markets.
In the first quarter of 2012, we experienced sequential volume increases, although this was largely due to seasonal re-stocking. We expect the continued volatility in the global financial markets, the ongoing debt crisis in Europe, economic softness within China and Asia Pacific regions and lack of consumer confidence will continue to lead to stagnant demand for products within both of our reportable segments in 2012. While we expect seasonal volume increases during the second and third quarters of 2012, we expect volumes to remain overall relatively flat for 2012 as compared to 2011 due to the factors cited above.
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

More specifically, we expect volumes within our oil field business to be volatile during 2012 due to continuing pricing pressures in this business as a result of increased competition and the continued decline in natural gas prices. We also continue to see unfavorable competitive trends negatively impacting our volumes and pricing within our epoxy specialty business, including our wind energy products, which we expect to continue throughout 2012.
We anticipate growth in volumes in our Latin America forest products business due to continued growth in construction and industrial production activities within this region. However, we anticipate volumes in our North American forest products resins and formaldehyde product lines to be flat or grow slightly in 2012, reflecting flat or modest growth in North American construction activity, namely U.S. housing starts. We anticipate moderate general economic growth in the North American automobile and industrial markets to positively impact our Epoxy, Phenolic and Coating Resins segment in 2012. We expect the European automobile and construction industries to remain slow due to the continuing economic concerns in this region.
In response to the uncertain economic outlook, we are reviewing our plans to aggressively accelerate savings from the Shared Services Agreement with MPM in order to capture these cost savings as quickly as possible, while also reviewing our cost structure and manufacturing footprint across all businesses. We have begun to execute restructuring and cost reduction programs that will continue to be finalized throughout 2012. These actions have lead to more significant restructuring, exit and disposal costs and asset impairments incurred by the Company, as indicated by our results of operations for the first quarter of 2012, and may continue to do so through the rest of 2012. As of March 31, 2012, we have incurred $18 for these programs, which are estimated to occur over the next 12 to 15 months. The expected cost to be incurred on restructuring activities are estimated at $39.
We remain optimistic about our position in the global markets when they do recover to more stable conditions due to our leading technologies and innovation capabilities, low cost base, strong positions in high-growth end markets and regions and partnerships with a growth-oriented, blue-chip customer base.
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
Matters Impacting Comparability of Results
Our unaudited Condensed Consolidated Financial Statements include the accounts of the Company, its majority-owned subsidiaries in which minority shareholders hold no substantive participating rights and variable interest entities in which we are the primary beneficiary. Intercompany accounts and transactions are eliminated in consolidation.
Raw materials comprise approximately 73% of our cost of sales. The three largest raw materials used in our production processes are phenol, methanol and urea. These materials represent about half of our total raw material costs. Fluctuations in energy costs, such as volatility in the price of crude oil and related petrochemical products, as well as the cost of natural gas have historically caused volatility in our raw material and utility costs. The average prices of methanol and urea increased by approximately 3% and 17%, respectively, and the average price of phenol decreased by 1% in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The impact of passing through raw material price changes to customers can result in significant variances in sales comparisons from year to year.

Results of Operations
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2012		2011
(in millions)	$	% of Net sales	$	% of Net sales
Net sales	$1,236	100%	$1,294	100%
Cost of sales	1,058	86%	1,085	84%
Gross profit	178	14%	209	16%
Selling, general & administrative expense	85	7%	84	6%
Asset impairments	23	2%	—	—%
Business realignment costs	15	1%	3	—%
Other operating expense, net	11	1%	3	—%
Operating income	44	3%	119	10%
Interest expense, net	65	5%	64	5%
Other non-operating expense (income), net	2	—%	(3)	—%
Total non-operating expense	67	5%	61	5%
(Loss) income before income tax and earnings from unconsolidated entities	(23)	(2)%	58	5%
Income tax (benefit) expense	(2)	—%	3	—%
(Loss) income before earnings from unconsolidated entities	(21)	(2)%	55	5%
Earnings from unconsolidated entities, net of taxes	5	—%	3	—%
Net (loss) income from continuing operations	(16)	(2)%	58	5%
Net income from discontinued operations, net of taxes	—	—%	5	—%
Net (loss) income	$(16)	(2)%	$63	5%

Three Months Ended March 31, 2012 vs. Three Months Ended March 31, 2011
Sales
In the first quarter of 2012, net sales decreased by $58, or 4%, compared with the first quarter of 2011. Volume decreases of $42 were primarily driven by our epoxy specialty and oilfield businesses. Volume decreases in our epoxy specialty business were due to the effects of tightness within Chinese credit markets and the reduction of Chinese government subsidies experienced in the second half of 2011, coupled with increased competition in certain wind-energy markets. Volume decreases in our oil field business were primarily due to a decrease in natural gas drilling activity and natural gas prices and increased competition in certain markets. Volume decreases were also driven by our European forest products business due to continued competitive pressures and the loss of key customers in this business. Pricing had a positive impact of $1 on net sales, as pricing decreases in certain businesses due to competitive pricing pressures were offset by the pass through of raw material-driven price increases in several businesses. In addition, foreign currency translation negatively impacted sales by $17, primarily as a result of the strengthening of the U.S. dollar against the euro and Brazilian real in the first quarter of 2012 compared to the first quarter of 2011.
Gross Profit
In the first quarter of 2012, gross profit decreased by $31 compared with the first quarter of 2011. As a percentage of sales, gross profit decreased by 2%, primarily as a result of the decrease in sales volumes as discussed above, particularly in certain of our specialty businesses.
Operating Income
In the first quarter of 2012, operating income decreased by $75 compared with the first quarter of 2011. The decrease was partially due to the $31 decrease in gross profit as discussed above. In addition, we recorded Asset impairments of $23, as a result of the likelihood that certain assets would be sold before the end of their estimated useful lives and continued competitive pressures. Business realignments increased by $12 due to severance costs associated with newly implemented restructuring and cost reduction programs. Other operating expense, net increased by $8 primarily due to accelerated depreciation recorded on closing manufacturing facilities and additional foreign exchange transaction losses due to the strengthening of the U.S. dollar against certain foreign currencies.
Non-Operating Expense
In the first quarter of 2012, total non-operating expenses increased by $6 compared with the first quarter of 2011, primarily due to a decrease in foreign exchange transaction gains related to our debt. In addition, we wrote-off $1 in deferred financing costs associated with the March Refinancing Transactions.
Income Tax (Benefit) Expense
In the first quarter of 2012, income tax expense decreased by $5, from an expense of $3 to a benefit of $2, compared to the first quarter of 2011. This change is primarily due to a significant decrease in pre-tax income in certain foreign jurisdictions. Income tax expense in the first quarter of 2011 relates primarily to income from foreign operations. Income tax expense decreased in the first quarter of 2012 due to losses in certain foreign jurisdictions in which the Company is recording a tax benefit. For both periods, tax on the profits in the U.S. are being offset by reducing the valuation allowance on deferred tax assets expected to be realized.
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

	Three Months Ended March 31,
	2012	2011
Net Sales to Unaffiliated Customers(1)(2):
Epoxy, Phenolic and Coating Resins	$794	$846
Forest Products Resins	442	448
Total	$1,236	$1,294

Segment EBITDA(2):
Epoxy, Phenolic and Coating Resins	$114	$150
Forest Products Resins	46	45
Corporate and Other	(11)	(17)

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.

(2)	Prior period balances have been recast to exclude the results of the CCR Business, which is reported as a discontinued operation.

Three Months Ended March 31, 2012 vs. Three Months Ended March 31, 2011 Segment Results
Following is an analysis of the percentage change in sales by segment from the three months ended March 31, 2011 to the three months ended March 31, 2012:

	Volume	Price/Mix	Currency Translation	Total
Epoxy, Phenolic and Coating Resins	(2)%	(2)%	(2)%	(6)%
Forest Products Resins	(5)%	4%	—%	(1)%

Epoxy, Phenolic and Coating Resins
Net sales in the first quarter of 2012 decreased by $52, or 6%, when compared to the first quarter of 2011. Lower volumes negatively impacted sales by $21. This decrease was primarily driven by decreased demand within our epoxy specialty and oil field businesses. The decrease in volumes in our epoxy specialty business was due to increased competition in wind-energy markets. Volume decreases in our oil field business were primarily due to a decrease in natural gas drilling activity and natural gas prices and increased competition in certain markets. These volume decreases were partially offset by volume increases in our base epoxy business due to the impacts of unplanned production line outages which led to lost volumes in the first quarter of 2011. Pricing had a negative impact of $18 due to the impacts of positive pricing mix within the first quarter of 2011 in our base epoxy business and competitive pricing pressures in our epoxy specialty and oil field businesses, which were partially offset by the pass through of slightly higher raw material costs in the remainder of our businesses. Foreign exchange translation negatively impacted net sales by $13 due to the strengthening of the U.S. dollar against the euro in the first quarter of 2012 compared to the first quarter of 2011.
Segment EBITDA in the first quarter of 2012 decreased by $36 to $114 compared to the first quarter of 2011. The decrease is primarily due to the volume and pricing decreases discussed above.
Forest Products Resins
Net sales in the first quarter of 2012 decreased by $6, or 1%, when compared to the first quarter of 2011. Lower volumes negatively impacted sales by $21, driven by decreased volumes in our European, North American formaldehyde and forest products resins businesses. Volumes in our North American formaldehyde business decreased due to planned site outages at certain of our larger customers in the first quarter of 2012 which did not occur in the first quarter of 2011. Volume decreases in our North American forest products resins business were the result of our customers following a more normal seasonal restocking pattern in 2012, compared to the very rapid restocking that took place in early 2011. In addition, these decreases were primarily driven by the loss of customers in our European forest products business in 2011 as the result of market weakness and competitive losses. Raw material price increases passed through to customers led to pricing increases of $19. Foreign exchange translation negatively impacted net sales by $4 due to the strengthening of the U.S. dollar against the euro and the Brazilian real in the first quarter of 2012 compared to the first quarter of 2011.
Segment EBITDA in the first quarter of 2012 remained relatively flat when compared to the first quarter of 2011. Segment EBITDA increases driven by the pricing discussed above were offset by the volume decreases discussed above.
Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions, unallocated foreign exchange gains and losses and legacy company costs not allocated to continuing segments. Corporate and Other charges decreased by $6 to $11 compared to the first quarter of 2011, primarily due to decreased incentive compensation costs and functional cost savings realized from the Momentive Combination.

Reconciliation of Segment EBITDA to Net (Loss) Income:

	Three Months Ended March 31,
	2012	2011
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$114	$150
Forest Products Resins	46	45
Corporate and Other	(11)	(17)

Reconciliation:
Items not included in Segment EBITDA
Asset impairments and other non-cash charges	(48)	1
Business realignment costs	(15)	(3)
Integration costs	(8)	(5)
Net income from discontinued operations	—	5
Other	7	(5)
Total adjustments	(64)	(7)
Interest expense, net	(65)	(64)
Income tax benefit (expense)	2	(3)
Depreciation and amortization	(38)	(41)
Net (loss) income	$(16)	$63
 Items not included in Segment EBITDA
Non-cash charges primarily represent asset impairments, stock-based compensation expense, accelerated depreciation on closing facilities and unrealized derivative and foreign exchange gains and losses. Business realignment costs for the three months ended March 31, 2012 primarily include expenses from the Company's restructuring and cost optimization programs. Business realignment costs for the three months ended March 31, 2011 primarily relate to expenses from minor restructuring programs. Integration costs relate primarily to the Momentive Combination. Net income from discontinued operations represents the results of the IAR and CCR businesses.
Not included in Segment EBITDA are certain non-cash and other income or expenses. For the three months ended March 31, 2012, these items primarily include net realized foreign exchange transaction gains, partially offset by losses on disposal of assets. For the three months ended March 31, 2011, these items include primarily net foreign exchange transaction losses, losses on the disposal of assets and business optimization expenses.
Liquidity and Capital Resources
Sources and Uses of Cash
We are a highly leveraged company. Our primary sources of liquidity are cash flows generated from operations and availability under our senior secured credit facilities. Our primary liquidity requirements are interest, working capital and capital expenditures.

At March 31, 2012, we had $3,518 of unaffiliated debt, including $74 of short-term debt and capital lease maturities. In addition, at March 31, 2012, we had $672 in liquidity consisting of the following:

•	$397 of unrestricted cash and cash equivalents;

•	$192 of borrowings available under our senior secured revolving credit facilities; and

•	$83 of borrowings available under credit facilities at certain international subsidiaries with various expiration dates in 2012 and 2013

We do not believe there is any risk to funding our liquidity requirements in any particular jurisdiction.
Our net working capital (defined as accounts receivable and inventories less accounts and drafts payable) at March 31, 2012 and December 31, 2011 was $593 and $556, respectively. A summary of the components of our net working capital as of March 31, 2012 and December 31, 2011 is as follows:

	March 31, 2012	% of LTM Net Sales	December 31, 2011	% of LTM Net Sales
Accounts receivable	$700	13.6%	$592	11.4%
Inventories	428	8.3%	357	6.9%
Accounts and drafts payable	(535)	(10.4)%	(393)	(7.6)%
Net working capital	$593	11.5%	$556	10.7%

The increase in net working capital of $37 from December 31, 2011 was a result of the increase in sequential quarter volumes due to the impacts of seasonality, which drove increases in accounts receivable and inventory; however, this was largely offset by increases in accounts payable, driven by the same factors. Despite the overall increase in net working capital, we continued to aggressively manage inventory levels as evidenced by the fact that our inventory as a percentage of net sales increased slightly as compared to December 31, 2011. To minimize the impact of net working capital on cash flows, we continue to review inventory safety stock levels where possible. We also continue to focus on receivable collections by offering incentives to customers to encourage early payment, or accelerate receipts through the sale of receivables. We have also negotiated with vendors to contractually extend payment terms whenever possible. In the three months ended March 31, 2012, we entered into accounts receivable sale agreements to sell a portion of our trade accounts receivable. As of March 31, 2012, through these agreements, we effectively accelerated the timing of cash receipts by $28. We may continue to accelerate cash receipts under these agreements, as appropriate, in order to offset these pressures.
We borrow from the revolving credit facility under our senior secured credit facilities to support our short-term liquidity requirements, particularly when net working capital requirements increase in response to seasonality of our volumes in the summer months. At March 31, 2012 there were no outstanding borrowings under the revolving facility.
Preferred Equity Commitment and Issuance
In December 2011, in connection with a previous commitment, Momentive Holdings issued 28,785,935 preferred units and 28,785,935 warrants to purchase common units of Momentive Holdings to affiliates of Apollo for a purchase price of $205 (the “Preferred Equity Issuance”). Momentive Holdings contributed $205 of the proceeds from the Preferred Equity Issuance to MSC Holdings at the end of December 2011 and MSC Holdings contributed the amount to the Company in early January 2012. As a result, the Company's unrestricted cash position benefited on a net basis by approximately $100.
2012 Refinancing Activities
In March 2012, we issued $450 aggregate principal amount of 6.625% First-Priority Senior Secured Notes due 2020 at an issue price of 100%. We used the net proceeds together with cash on hand to repay approximately $454 aggregate principal amount of existing term loans maturing May 5, 2013 under our senior secured credit facilities, effectively extending these maturities by an additional eight years. In conjunction with this issuance we extended $171 of our $200 revolving line of credit facility commitments from lenders from February 2013 to December 2014. In connection with the refinancing activities, the lender commitments to the revolving line of credit facility were decreased to approximately $192 in the aggregate.
2012 Outlook
In 2012, we expect an increased investment in net working capital as a result of modest volume increases and raw material price inflation as compared to 2011. However, given our strong liquidity at the outset of 2012 and increased cash position as a result of the Preferred Equity Issuance, coupled with the March Refinancing Transactions, we feel that we are favorably positioned to maintain adequate liquidity throughout 2012 and the foreseeable future to fund our ongoing operations, cash debt service obligations and any additional investment in net working capital.
Two of our wholly owned international subsidiaries expect to not be in compliance with a financial covenant under their respective loan agreements when they deliver their audited financial statements for the year ended December 31, 2011 in the second quarter of 2012. As of December 31, 2011, outstanding debt of approximately $31 was classified as “Debt payable within one year” in the unaudited Condensed Consolidated Balance Sheets. In March 2012, we subsequently obtained a covenant waiver from one of the respective banks, representing approximately $25 of the $31. As of March 31, 2012, we reclassified $25 of the respective debt to “Long-term debt” in the unaudited Condensed Consolidated Balance Sheets. If a waiver is not obtained for the remaining portion, we have sufficient cash to repay such debt. Non-compliance with these covenants would not result in a cross-default under our amended senior secured credit facilities or the indentures that govern our notes.
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
Debt Repurchases and Other Financing Transactions
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

Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31:

	2012	2011
Sources (uses) of cash:
Operating activities	$16	$(135)
Investing activities	(28)	94
Financing activities	(22)	(38)
Effect of exchange rates on cash flow	3	1
Net change in cash and cash equivalents	$(31)	$(78)
Operating Activities
In the first three months of 2012, operations provided $16 of cash. Net loss of $16 included $90 of net non-cash expense items, of which $38 was for depreciation and amortization. Working capital (defined as accounts receivable and inventories less accounts and drafts payable) used $38, which was driven by sequential sales volume increases and increased sales pricing driven by raw material price increases. Changes in other assets and liabilities and income taxes payable used $20 due to timing of when items were expensed versus paid, which primarily included interest expense, employee retention programs, taxes and restructuring expenses.
In the first three months of 2011, operations used $135 of cash. Net income of $63 included $38 of net non-cash and non-operating expense items, of which $42 was for depreciation and amortization. Working capital (defined as accounts receivable and inventories less accounts and drafts payable) and changes in other assets and liabilities and income taxes payable used $236 due primarily to increased accounts receivable and inventory, which resulted from the higher sales volumes and increased pricing, and due to timing of when items were expensed versus paid, which primarily included interest expense and bonus retention programs.
Investing Activities
In the first three months of 2012, investing activities used $28. We spent $30 for capital expenditures, which primarily related to plant expansions, improvements and maintenance related capital expenditures. We also generated $4 of proceeds from matured debt securities and extended loans of $2 to unconsolidated affiliates.
In the first three months of 2011, investing activities provided $94. We spent $27 for capital expenditures (including capitalized interest), which primarily relates to plant expansions and improvements. We generated cash of $124 from the sale of assets related to the divestiture of our IAR Business, and used cash of $5 to make a capital infusion and a loan to unconsolidated affiliates.
Financing Activities
In the first three months of 2012, financing activities used $22. This consisted of net long-term debt repayments of $13 and credit facility fees of $12 as a result of the March Refinancing Transactions. Net-short term debt repayments were $12. We received $16 of the remaining proceeds from our parent as a result of the Preferred Equity Issuance.
In the first three months of 2011, financing activities used $38. This consisted of Net long-term debt repayments of $34 and Net-short term debt repayments of $4.
Covenant Compliance
The instruments that govern our indebtedness contain, among other provisions, restrictive covenants and incurrence tests regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the senior secured credit facilities may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of representation or warranty, most covenant defaults, events of bankruptcy and a change of control. Certain covenants contained in the credit agreement that governs our senior secured credit facilities require us to have a senior secured debt to Adjusted EBITDA ratio less than 4.25:1. The indentures that govern our First Priority 6.625% Senior Notes, 8.875% Senior Secured Notes and Second-Priority Senior Secured Notes contain an Adjusted EBITDA to Fixed Charges ratio incurrence test which restricts our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet this ratio (measured on a last twelve months, or LTM, basis) of at least 2.0:1.

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

As of March 31, 2012, we were in compliance with all financial covenants that govern our senior secured credit facilities, including our senior secured debt to Adjusted EBITDA ratio. The Company believes that a default under its senior secured bank leverage ratio covenant in our Senior Secured Credit Facility is not reasonably likely to occur.

March 31, 2012
LTM Period
Reconciliation of Net Income to Adjusted EBITDA
Net income	$39
Income tax benefit	(2)
Interest expense, net	263
Depreciation and amortization	164
EBITDA	464
Adjustments to EBITDA:
Asset impairments and other non-cash charges(1)	90
Net loss from discontinued operations (2)	3
Business realignments (3)	27
Integration costs (4)	22
Other (5)	14
Cost reduction programs savings (6)	22
Savings from shared services agreement(7)	23
Adjusted EBITDA	$665
Fixed charges (8)	$256
Ratio of Adjusted EBITDA to Fixed Charges (9)	2.60

(1)	Represents asset impairments, stock-based compensation, accelerated depreciation on closing facilities and unrealized foreign exchange and derivative activity.

(2)	Represents the results of the CCR Business.

(3)	Represents headcount reduction expenses and plant rationalization costs related to cost reduction programs and other costs associated with business realignments.

(4)	Represents integration costs associated with the Momentive Combination.

(5)
Primarily includes pension expense related to formerly owned businesses, business optimization expenses, management fees, retention program costs, and certain intercompany or non-operational realized foreign currency activity.

(6)	Represents pro forma impact of in-process cost reduction programs savings.

(7)	Primarily represents pro forma impact of expected savings from the shared services agreement with MPM in conjunction with the Momentive Combination.

(8)	Reflects pro forma interest expense based on interest rates at April 20, 2012 as if the March Refinancing Transactions had taken place at the beginning of the period.

(9)
The Company’s ability to incur additional indebtedness is restricted under the indentures governing certain notes, unless the Company has an Adjusted EBITDA to Fixed Charges ratio of 2.0 to 1.0. As of March 31, 2012, the Company was able to satisfy this test.

Contractual Obligations
The following table presents our contractual cash obligations as of December 31, 2011 related to our long-term debt, as adjusted for the March Refinancing Transaction.
We do not believe our other cash obligations have changed materially since December 31, 2011.

	Payments Due By Year
Contractual Obligations	2012	2013	2014	2015	2016	2017 and beyond	Total
Operating activities:
Interest on fixed rate debt obligations	$215	$199	$197	$195	$194	$512	1,512
Interest on variable rate debt obligations	40	46	44	13	—	—	143
Financing activities:
Non-affiliated long-term debt, including current maturities	108	24	188	900	20	2,287	3,527

Recently Issued Accounting Standards
Newly Adopted Accounting Standards
On January 1, 2012, the Company adopted the provisions of Accounting Standards Update No. 2011-05: Comprehensive Income (“ASU 2011-05”), which was issued by the FASB in June 2011 and amended by Accounting Standards Update No. 2011-12: Comprehensive Income (“ASU 2011-12”) issued in December 2011. ASU 2011-05 amended presentation guidance by eliminating the option for an entity to present the components of comprehensive income as part of the statement of changes in stockholders' equity and required presentation of comprehensive income in a single continuous financial statement or in two separate but consecutive financial statements. ASU 2011-12 deferred the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in ASU 2011-05. The amendments in ASU 2011-05 did not change the items that must be reported in other comprehensive income or when an item of comprehensive income must be reclassified to net income. The Company has presented comprehensive income in a separate and consecutive statement entitled, “Condensed Consolidated Statements of Comprehensive Income.”
Newly Issued Accounting Standards
There were no newly issued accounting standards in the first quarter of 2012 applicable to the Company's unaudited Condensed Consolidated Financial Statements.
Critical Accounting Estimates
While the Company continues to remain in full valuation allowance against our deferred income tax assets in various taxing jurisdictions as of March 31, 2012, due to the current and continued growth of earnings in these jurisdictions, it is reasonably possible that the company could release a material portion of these valuation allowances to income over the next 12 months as a result of positive evidence to support the realization of such assets. Conversely, for certain unrelated jurisdictions, it is reasonably possible due to potential settlements with tax authorities, that a material valuation allowance could be established within the next 12 months.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no material developments during the first three months of 2012 on the matters we have previously disclosed about quantitative and qualitative market risk in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4T.	Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we, under the supervision and with the participation of our Disclosure Committee and our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.
Changes in Internal Controls
There have been no changes in the Company’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Item 1.	Legal Proceedings
Environmental Institution of Paraná IAP—On August 10, 2005, the Environmental Institute of Paraná (IAP), an environmental agency in the State of Paraná, provided Hexion Quimica Industria, the Company’s Brazilian subsidiary, with notice of an environmental assessment in the amount of 12 Brazilian reais. The assessment related to alleged environmental damages to the Paranagua Bay caused in November 2004 from an explosion on a shipping vessel carrying methanol purchased by the Company. The investigations performed by the public authorities have not identified any actions of the Company that contributed to or caused the accident. The Company responded to the assessment by filing a request to have it cancelled and by obtaining an injunction precluding execution of the assessment pending adjudication of the issue. In November 2010, the Court denied the Company’s request to cancel the assessment and lifted the injunction that had been issued. The Company responded to the ruling by filing an appeal in the State of Paraná Court of Appeals. In March 2012, the Company was informed that the Court of Appeals has denied the Company’s appeal. The Company continues to believe that the assessment is invalid and it plans to appeal the Appellate Court’s decision to the federal appellate system in Brazil. At March 31, 2012, the amount of the assessment, including tax, penalties, monetary correction and interest, is 27 Brazilian reais, or approximately $15.
There have been no other material developments during the first quarter of 2012 in any of the ongoing legal proceedings that are included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 1A.	Risk Factors
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

•
payment delays by customers and reduced demand for our products caused by customer insolvencies and/or the inability of customers to obtain adequate financing to maintain operations. This situation could cause customers to terminate existing purchase orders and reduce the volume of products they purchase from us and further impact our customers’ ability to pay our receivables, requiring us to assume additional credit risk related to these receivables or limit our ability to collect receivables from that customer;

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
Due to recent worldwide economic developments, the short-term outlook for 2012 for our business is difficult to predict. In the third and fourth quarters of 2011, we experienced sequential quarter volume decreases across many of our businesses as a result of recent macroeconomic factors and caution from our customers, which resulted in de-stocking of inventory beyond normal seasonal de-stocking, impacting several of our businesses, including those that serve the industrial, housing and construction end-use markets. In the first quarter of 2012, we experienced sequential volume increases, although this was largely due to seasonal re-stocking. We expect the continued volatility in the global financial markets, the ongoing debt crisis in Europe, economic softness within China and Asia Pacific regions and lack of consumer confidence will continue to lead to stagnant demand for products within both of our reportable segments in 2012. While we expect seasonal volume increases during the second and third quarters of 2012, we expect volumes to remain overall relatively flat for 2012 as compared to 2011 due to the factors cited above. However, we cannot assure you that such volume increases will occur as expected.

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
Our production facilities are subject to hazards associated with the manufacturing, handling, storage and transportation of chemical materials and products, including human exposure to hazardous substances, pipeline and equipment leaks and ruptures, explosions, fires, inclement weather and natural disasters, mechanical failures, unscheduled downtime, transportation interruptions, remedial complications, chemical spills, discharges or releases of toxic or hazardous substances or gases, storage tank leaks and other environmental risks. Additionally a number of our operations are adjacent to operations of independent entities that engage in hazardous and potentially dangerous activities. Our operations or adjacent operations could result in personal injury or loss of life, severe damage to or destruction of property or equipment, environmental damage, or a loss of the use of all or a portion of one of our key manufacturing facilities. Such events at our facilities or adjacent third-party facilities, could have a material adverse effect on us.
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
Environmental, health and safety requirements change frequently and have tended to become more stringent over time. We cannot predict what environmental, health and safety laws and regulations or permit requirements will be enacted or amended in the future, how existing or future laws or regulations will be interpreted or enforced or the impact of such laws, regulations or permits on future production expenditures, supply chain or sales. Our costs of compliance with current and future environmental, health and safety requirements could be material. Such future requirements include legislation designed to reduce emissions of carbon dioxide and other substances associated with climate change (“greenhouse gases”). The European Union has enacted greenhouse gas emissions legislation and continues to expand the scope of such legislation. The U.S. Environmental Protection Agency (“USEPA”) has promulgated new regulations applicable to projects involving greenhouse gas emissions above a certain threshold, and the United States and certain states within the United States have enacted, or are considering, limitations on greenhouse gas emissions. These requirements to limit greenhouse gas emissions could significantly increase our energy costs, and may also require us to incur material capital costs to modify our manufacturing facilities.
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
We manufacture resin-encapsulated sand. Because sand consists primarily of crystalline silica, potential exposure to silica particulate exists. Overexposure to crystalline silica is a recognized health hazard. The Occupational Safety and Health Administration (“OSHA”) continues to maintain on its regulatory calendar the possibility of promulgating a comprehensive occupational health standard for crystalline silica. A proposed rule, which would, among other things, lower the permissible occupational exposure limits to airborne crystalline silica particulate that workers would be allowed to be exposed to was sent to the Office of Management and Budget (OMB) for review in February 2011 but OMB has extended its review period indefinitely. We may incur substantial additional costs to comply with any new OSHA regulations.
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
The recent European debt crisis and related European financial restructuring efforts have contributed to instability in global credit markets and may cause the value of the Euro to further deteriorate. If global economic and market conditions, or economic conditions in Europe, the United States or other key markets remain uncertain or deteriorate further, the value of the Euro and the global credit markets may weaken. While we do not transact a significant amount of business in Greece, Italy or Spain, the general financial instability in those countries could have a contagion effect on the region and contribute to the general instability and uncertainty in the European Union. If this were to occur, it could adversely affect our European customers and suppliers and in turn have a materially adverse effect on our international business and results of operations.
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
We have substantial consolidated indebtedness. As of December 31, 2011, as adjusted for the effects of the March Refinancing Transactions, we would have had approximately $3.5 billion of consolidated outstanding indebtedness, including payments due within the next twelve months and short-term borrowings. In addition, as adjusted for the effects of the March Refinancing Transactions, we have a $192 undrawn revolver under our senior secured credit facilities.
In 2012, based on the amount of indebtedness outstanding at December 31, 2011, as adjusted for the effects of the March Refinancing Transactions, our annualized cash interest expense is projected to be approximately $255 based on interest rates at December 31, 2011, of which $215 represents cash interest expense on fixed-rate obligations, including variable rate debt subject to interest rate swap agreements.

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
As of December 31, 2011, as adjusted for the effects of the March Refinancing Transaction, approximately $805, or 23%, of our borrowings as of December 31, 2011 were at variable interest rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Assuming our consolidated variable interest rate indebtedness outstanding as of December 31, 2011 remains the same, an increase of 1% in the interest rates payable on our variable rate indebtedness would increase our 2012 annual estimated debt-service requirements by approximately $8. Accordingly, an increase in interest rates from current levels could cause our annual debt-service obligations to increase significantly.
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
Our direct parent company has incurred substantial indebtedness, and likely will need to rely upon distributions from us to pay such indebtedness. As of December 31, 2011, the aggregate principal amount outstanding of MSC Holdings’ term loans was $227. These loans accrue interest in-kind until maturity in December 2014 if elected by MSC Holdings.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults upon Senior Securities
There were no defaults upon senior securities during the first three months of 2012.

Item 4.	Mine Safety Disclosures
This item is not applicable to the registrant.

Item 5.	Other Information
On May 3, 2012, the Compensation Committee of the Board of Directors of Momentive Specialty Chemicals Inc. (the “Company”), the Compensation Committee of the Board of Managers of Momentive Performance Materials Holdings LLC, our indirect parent company (“Parent”) and the Compensation Committee of the Board of Directors of Momentive Performance Materials Inc., our affiliate (“MPM”) approved the 2012 annual incentive compensation plan for the Company and MPM (the “2012 IC Plan”). Each of our named executive officers and other specified members of management are eligible to participate in the 2012 IC Plan. Any incentive compensation earned by Messrs. Morrison, Carter, and Ms. Sonnett, executives who provide services to both MPM and us under the Amended and Restated Shared Services Agreement dated March 17, 2011, between us and MPM (the “Shared Services Agreement”) would be paid by us and allocated along with other expenses under the Shared Services Agreement. The target awards for our named executive officers, expressed as a percentage of their base salary, are as follows: Mr. Morrison- 100%, Messrs. Carter and Bevilaqua- 80%, Mr. Plante- 70%, and Ms. Sonnett - 60%.
Under the 2012 IC Plan, our named executive officers have the opportunity to earn cash bonus compensation based upon the achievement of certain division, and/or Parent performance targets established with respect to the plan. The performance targets are established based on the following performance criteria: EBITDA (earnings before interest, taxes, depreciation and amortization) adjusted to exclude certain non-cash, certain non-recurring expenses and discontinued operations (“Segment EBITDA”), an environment, health & safety (“EH&S”) statistic which measures the rate of occupational illness and injury, cash flow, and the achievement of cost savings related to the Shared Services Agreement, which we refer to as “Synergies”. Targets for Segment EBITDA, the EH&S statistic, cash flow, and Synergies for our executive officers with non-divisional roles are based upon the results of the Parent and its subsidiaries, including our results and the results of MPM. Targets for our executive officers with divisional roles are based primarily on the division's results.
The performance criteria for participants are weighted by component. Our named executive officers have 50% of their incentive compensation tied to achieving Parent and/or division Segment EBITDA targets, 10% tied to the achievement of Parent or division EH&S goals, 30% tied to the achievement of Parent or division cash flow targets, and 10% tied to the achievement of Synergies. Minimum, target and maximum threshold targets were established for each performance criteria. The minimum threshold for Segment EBITDA is set at 80% of the target and the maximum threshold is set at 120% of the target.
The payouts for achieving the minimum thresholds are a percentage of the allocated target award for the component (30% for Segment EBITDA and 50% for the other performance measures.) The payouts for achieving the maximum thresholds are 175% or 200% of the allocated target award, depending on the executive's position.
Each performance measure under the 2012 IC Plan acts independently such that a payout of one element is possible even if the minimum target threshold for another is not achieved. Any payments under the 2012 IC Plan are subject to the prior approval of audited annual financial results.

Item 6.	Exhibits

10.1	Momentive Performance Materials Holdings LLC 2012 Incentive Compensation Plan

31.1	Rule 13a-14 Certifications

(a) Certificate of the Chief Executive Officer

(b) Certificate of the Chief Financial Officer

32.1	Section 1350 Certifications

101.INS*	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

* Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise not subject to liability under these sections. The financial information contained in the XBRL-related documents is “unaudited” or “unreviewed.”

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOMENTIVE SPECIALTY CHEMICALS INC.

Date:	May 8, 2012	/s/ William H. Carter
William H. Carter
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)