Form 10-Q
period 2012-06-30
MOMENTIVE SPECIALTY CHEMICALS INC.
filed 2012-08-08
CIK 13239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on August 1, 2012: 82,556,847

MOMENTIVE SPECIALTY CHEMICALS INC.

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions, except share data)	June 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents (including restricted cash of $3)	$336	$431
Short-term investments	5	7
Accounts receivable (net of allowance for doubtful accounts of $16 and $19, respectively)	695	592
Inventories:
Finished and in-process goods	310	254
Raw materials and supplies	126	103
Other current assets	69	72
Total current assets	1,541	1,459
Other assets, net	168	169
Property and equipment
Land	88	88
Buildings	292	298
Machinery and equipment	2,299	2,300
	2,679	2,686
Less accumulated depreciation	(1,532)	(1,477)
	1,147	1,209
Goodwill	166	167
Other intangible assets, net	96	104
Total assets	$3,118	$3,108
Liabilities and Deficit
Current liabilities
Accounts and drafts payable	$490	$393
Debt payable within one year	65	117
Affiliated debt payable within one year	2	2
Interest payable	66	61
Income taxes payable	8	15
Accrued payroll and incentive compensation	38	57
Other current liabilities	137	132
Total current liabilities	806	777
Long-term liabilities
Long-term debt	3,430	3,420
Long-term pension and post employment benefit obligations	212	223
Deferred income taxes	60	72
Other long-term liabilities	152	156
Advance from affiliates	225	225
Total liabilities	4,885	4,873
Commitments and contingencies (See Note 9)
Deficit
Common stock—$0.01 par value; 300,000,000 shares authorized, 170,605,906 issued and 82,556,847 outstanding at June 30, 2012 and December 31, 2011	1	1
Paid-in capital	533	533
Treasury stock, at cost—88,049,059 shares	(296)	(296)
Note receivable from parent	(24)	(24)
Accumulated other comprehensive income	3	17
Accumulated deficit	(1,985)	(1,997)
Total Momentive Specialty Chemicals Inc. shareholder’s deficit	(1,768)	(1,766)
Noncontrolling interest	1	1
Total deficit	(1,767)	(1,765)
Total liabilities and deficit	$3,118	$3,108
See Notes to Condensed Consolidated Financial Statements

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Net sales	$1,259	$1,438	$2,495	$2,732
Cost of sales	1,087	1,223	2,145	2,308
Gross profit	172	215	350	424
Selling, general and administrative expense	79	87	164	171
Asset impairments	—	18	23	18
Business realignment costs	3	5	18	8
Other operating (income) expense, net	(2)	(23)	9	(21)
Operating income	92	128	136	248
Interest expense, net	67	65	132	129
Other non-operating (income) expense, net	(1)	—	1	(2)
Income from continuing operations before income tax and earnings from unconsolidated entities	26	63	3	121
Income tax expense	4	—	2	3
Income from continuing operations before earnings from unconsolidated entities	22	63	1	118
Earnings from unconsolidated entities, net of taxes	6	3	11	6
Net income from continuing operations	28	66	12	124
Net (loss) income from discontinued operations, net of taxes	—	(3)	—	2
Net income	$28	$63	$12	$126
See Notes to Condensed Consolidated Financial Statements

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Net income	$28	$63	$12	$126
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(44)	21	(15)	51
Gain recognized from pension and postretirement benefits	—	1	—	—
Net gain (loss) from cash flow hedge activity	1	(1)	1	—
Other comprehensive (loss) income	(43)	21	(14)	51
Comprehensive (loss) income	$(15)	$84	$(2)	$177
See Notes to Condensed Consolidated Financial Statements

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(In millions)	2012	2011
Cash flows used in operating activities
Net income	$12	$126
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	77	86
Deferred tax benefit	(12)	(12)
Non-cash asset impairments and accelerated depreciation	30	18
Other non-cash adjustments	18	(5)
Net change in assets and liabilities:
Accounts receivable	(141)	(218)
Inventories	(88)	(83)
Accounts and drafts payable	113	138
Income taxes payable	(8)	2
Other assets, current and non-current	25	(22)
Other liabilities, current and long-term	(37)	(73)
Net cash used in operating activities	(11)	(43)
Cash flows (used in) provided by investing activities
Capital expenditures	(58)	(71)
Proceeds from matured debt securities, net	2	—
Change in restricted cash	—	2
Funds remitted to unconsolidated affiliates	(3)	(1)
Proceeds from sale of business, net of cash transferred	—	173
Proceeds from sale of assets	9	—
Net cash (used in) provided by investing activities	(50)	103
Cash flows used in financing activities
Net short-term debt repayments	(15)	(8)
Borrowings of long-term debt	451	409
Repayments of long-term debt	(473)	(451)
Capital contribution from parent	16	—
Long-term debt and credit facility financing fees	(13)	(1)
Distribution paid to parent	(2)	—
Net cash used in financing activities	(36)	(51)
Effect of exchange rates on cash and cash equivalents	2	3
(Decrease) increase in cash and cash equivalents	(95)	12
Cash and cash equivalents (unrestricted) at beginning of period	428	180
Cash and cash equivalents (unrestricted) at end of period	$333	$192
Supplemental disclosures of cash flow information
Cash paid for:
Interest, net	$122	$135
Income taxes, net of cash refunds	18	12
See Notes to Condensed Consolidated Financial Statements

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATED STATEMENT OF DEFICIT (Unaudited)

(In millions)	Common Stock	Paid-in Capital	Treasury Stock	Note Receivable From Parent	Accumulated Other Comprehensive Income (a)	Accumulated Deficit	Total Momentive Specialty Chemicals Inc. Deficit	Non-controlling Interest	Total
Balance at December 31, 2011	$1	$533	$(296)	$(24)	$17	$(1,997)	$(1,766)	$1	$(1,765)
Net income	—	—	—	—	—	12	12	—	12
Other comprehensive loss	—	—	—	—	(14)	—	(14)	—	(14)
Stock-based compensation expense	—	2	—	—	—	—	2	—	2
Distribution declared to parent ($0.02 per share)	—	(2)	—	—	—	—	(2)	—	(2)
Balance at June 30, 2012	$1	$533	$(296)	$(24)	$3	$(1,985)	$(1,768)	$1	$(1,767)

(a)
Accumulated other comprehensive income at June 30, 2012 represents $115 of net foreign currency translation gains, net of tax and a $112 unrealized loss, net of tax, related to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement plans. Accumulated other comprehensive income at December 31, 2011 represents $130 of net foreign currency translation gains, net of tax, $1 of net deferred losses on cash flow hedges and a $112 unrealized loss, net of tax, related to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement benefit plans.

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In millions, except share and common unit data)
1. Background and Basis of Presentation
Based in Columbus, Ohio, Momentive Specialty Chemicals Inc., (which may be referred to as “MSC” or the “Company”) serves global industrial markets through a broad range of thermoset technologies, specialty products and technical support for customers in a diverse range of applications and industries. The Company's business is organized based on the products offered and the markets served. At June 30, 2012, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins.
The Company's direct parent is Momentive Specialty Chemicals Holdings LLC (“MSC Holdings”), a holding company and wholly owned subsidiary of Momentive Performance Materials Holdings LLC (“Momentive Holdings”), the ultimate parent entity of MSC. On October 1, 2010, MSC Holdings and Momentive Performance Materials Holdings Inc. (“MPM Holdings”), the parent company of Momentive Performance Materials Inc. (“MPM”), became subsidiaries of Momentive Holdings. This transaction is referred to as the “Momentive Combination”. Momentive Holdings is controlled by investment funds managed by affiliates of Apollo Management Holdings, L.P. (together with Apollo Global Management, LLC and its subsidiaries, “Apollo”). Apollo may also be referred to as the Company's owner.
During the first quarter of 2012, the Company recorded an out of period loss of approximately $3 related to the disposal of long-lived assets. As a result of this adjustment, the Company’s Income from continuing operations before income tax and Net income decreased by $3 and $2, respectively, for the six months ended June 30, 2012. Of the $3 decrease to Income from continuing operations before income tax, approximately $1 and $2 should have been recorded in the years ended December 31, 2011 and 2010, respectively. Management does not believe that this out of period error is material to the unaudited Condensed Consolidated Financial Statements for the six months ended June 30, 2012, or to any prior periods.
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
During the six months ended June 30, 2012, the Company recorded the following asset impairments:
As a result of the likelihood that certain assets would be disposed of before the end of their estimated useful lives, resulting in lower future cash flows associated with these assets, the Company recorded impairments of $15 and $6 on certain of its long-lived assets in its Epoxy, Phenolic and Coating Resins and Forest Products Resins segments, respectively.
As a result of market weakness and the loss of a customer, resulting in lower future cash flows associated with certain assets within the Company's European forest products business, the Company recorded impairments of $2 on these long-lived assets in its Forest Products Resins segment.
In addition, the Company recorded accelerated depreciation of $1 and $7 related to closing facilities during the three and six months ended June 30, 2012, respectively.
Subsequent Events—The Company has evaluated events and transactions subsequent to June 30, 2012 through August 8, 2012, the date of issuance of its unaudited Condensed Consolidated Financial Statements.
Reclassifications—Certain prior period balances have been reclassified to conform with current presentations.

Recently Issued Accounting Standards
Newly Adopted Accounting Standards
On January 1, 2012, the Company adopted the provisions of Accounting Standards Update No. 2011-04: Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 amended existing fair value measurement guidance and is intended to align U.S. GAAP and International Financial Reporting Standards. The guidance requires several new disclosures, including additional quantitative information about significant unobservable inputs used in Level 3 fair value measurements and a qualitative description of the valuation process for both recurring and nonrecurring Level 2 and Level 3 fair value measurements. ASU 2011-04 also requires the disclosure of all fair value measurements by fair value hierarchy level, amongst other requirements. The adoption of ASU 2011-04 did not have a material impact on the Company's unaudited Condensed Consolidated Financial Statements. See Note 6 for the disclosures required by the adoption of ASU 2011-04.
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
Newly Issued Accounting Standards
There were no newly issued accounting standards in the first half of 2012 applicable to the Company's unaudited Condensed Consolidated Financial Statements.
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
For the three and six months ended June 30, 2011, the CCR Business had net sales of $49 and $114 and a pre-tax loss of $3 and $3, respectively. The CCR Business is reported as a discontinued operation for all periods presented.
Global Inks and Adhesive Resins Business
On January 31, 2011, the Company sold its global inks and adhesive resins business (“IAR Business”) to Harima Chemicals Inc. The IAR Business had net sales of $31 and pretax income of $6 for the six months ended June 30, 2011. The IAR Business is reported as a discontinued operation for all periods presented.
4. Restructuring
In 2012, in response to softening demand in certain of its businesses in the second half of 2011, the Company initiated significant restructuring programs with the intent to optimize its cost structure and bring manufacturing capacity in line with demand. At June 30, 2012, the Company had $24 of in-process cost reduction programs savings expected to be achieved over the remaining life of the projects. The Company estimates that these restructuring cost activities will occur over the next 12 to 15 months. As of June 30, 2012, the costs expected to be incurred on restructuring activities are estimated at $35, consisting mainly of workforce reduction and site closure-related costs.
The following table summarizes restructuring information by type of cost:

	Workforce Reductions	Site Closure Costs	Other Projects	Total
Restructuring costs expected to be incurred	$28	$6	$1	$35
Cumulative restructuring costs incurred through June 30, 2012	$15	$4	$—	$19

Accrued liability at December 31, 2011	$6	$—	$—	$6
Restructuring charges	9	4	—	13
Payments	(3)	(4)	—	(7)
Accrued liability at June 30, 2012	$12	$—	$—	$12

Workforce reduction costs primarily relate to non-voluntary employee termination benefits and are accounted for under the guidance for nonretirement postemployment benefits or as exit and disposal costs, as applicable. During the three and six months ended June 30, 2012 charges of $1 and $13 were recorded in “Business realignment costs” in the unaudited Condensed Consolidated Statements of Operations. At June 30, 2012 and December 31, 2011, the Company had accrued $12 and $6, respectively, for restructuring liabilities in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets.
The following table summarizes restructuring information by reporting segment:

	Epoxy, Phenolic and Coating Resins	Forest Products Resins	Corporate and Other	Total
Restructuring costs expected to be incurred	$14	$19	$2	$35
Cumulative restructuring costs incurred through June 30, 2012	$4	$14	$1	$19

Accrued liability at December 31, 2011	$1	$2	$3	$6
Restructuring charges (release)	3	12	(2)	13
Payments	(2)	(5)	—	(7)
Accrued liability at June 30, 2012	$2	$9	$1	$12
5. Related Party Transactions
Administrative Service, Management and Consulting Arrangement
The Company is subject to an Amended and Restated Management Consulting Agreement with Apollo (the “Management Consulting Agreement”) that renews on an annual basis, unless notice to the contrary is given by either party. Under the Management Consulting Agreement, the Company receives certain structuring and advisory services from Apollo and its affiliates. The Management Consulting Agreement provides indemnification to Apollo, its affiliates and their directors, officers and representatives for potential losses arising from these services. Apollo is entitled to an annual fee equal to the greater of $3 or 2% of the Company's Adjusted EBITDA. Apollo elected to waive charges of any portion of the annual management fee due in excess of $3 for the calendar year 2012.
During the three and six months ended June 30, 2012 the Company recognized expense under the Management Consulting Agreement of $1 and $2, respectively. These amounts are included in “Other operating (income) expense, net” in the Company’s unaudited Condensed Consolidated Statements of Operations.
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
In September 2011, the Company filed a registration statement on Form S-1 with the SEC to register the resale of $134 of Second-Priority Senior Secured Notes due 2020 held by Apollo, which was subsequently declared effective on May 7, 2012.
Shared Services Agreement
On October 1, 2010, in conjunction with the Momentive Combination, the Company entered into a shared services agreement with MPM, as amended on March 17, 2011 (the “Shared Services Agreement”). Under this agreement, the Company provides to MPM, and MPM provides to the Company, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between the Company and MPM. Pursuant to this agreement, during the six months ended June 30, 2012 and 2011, the Company incurred approximately $79 and $90, respectively, of net costs for shared services and MPM incurred approximately $75 and $86, respectively, of net costs for shared services. Included in the net costs incurred during the six months ended June 30, 2012 and 2011, were net billings from MSC to MPM of $9 and $3, respectively, to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to 51% for the Company and 49% for MPM, as well as to reflect costs allocated 100% to one party. During the six months ended June 30, 2012 and 2011, the Company realized approximately $12 and $14, respectively, in cost savings as a result of the Shared Services Agreement. The Company had accounts receivable from MPM of $7 and $15 as of June 30, 2012 and December 31, 2011, respectively, and accounts payable to MPM of $1 and $3 at June 30, 2012 and December 31, 2011, respectively.

Apollo Advance
In connection with the terminated Huntsman merger and related litigation settlement agreement and release among the Company, Huntsman and other parties entered into on December 14, 2008, the Company paid Huntsman $225. The settlement payment was funded to the Company by an advance from Apollo, while reserving all rights with respect to reallocation of the payments to other affiliates of Apollo. Under the provisions of the settlement agreement and release, the Company is only contractually obligated to reimburse Apollo for any insurance recoveries on the $225 settlement payment, net of expense incurred in obtaining such recoveries. Apollo has agreed that the payment of any such insurance recoveries will satisfy the Company’s obligation to repay amounts received under the $225 advance. The Company has recorded the $225 settlement payment advance as a long-term liability at June 30, 2012.
In April 2012, the Company agreed to a settlement with its insurers to recover $10 in proceeds associated with the $225 settlement payment made to Huntsman in 2008. During the three months ended June 30, 2012, the Company recognized the $10 settlement, which was recorded net of approximately $2 of fees related to the settlement, and is included in “Other operating (income) expense, net” in the unaudited Condensed Consolidated Statements of Operations. In July 2012, the Company received approximately $1 from its insurers for reimbursement of expenses incurred in obtaining the recoveries, and Apollo received the remaining approximately $7 of the settlement from the Company's insurers. Following receipt of the settlement payment from the Company's insurers, Apollo acknowledged the satisfaction of the Company's obligations to Apollo with respect to the $225 advance. The remaining $218 will be reclassified from a long-term liability to equity as a capital contribution from Apollo in August 2012.
Preferred Equity Commitment and Issuance
In December 2011, in conjunction with a previous commitment, Momentive Holdings issued 28,785,935 preferred units and 28,785,935 warrants to purchase common units of Momentive Holdings to affiliates of Apollo for a purchase price of $205 (the “Preferred Equity Issuance”), representing the initial $200 face amount, plus amounts earned from the interim liquidity facilities, less related fees and expenses. Momentive Holdings contributed $189 of the proceeds from the Preferred Equity Issuance to MSC Holdings and MSC Holdings contributed the amount to the Company. As of December 31, 2011, the Company had recognized a capital contribution of $204, representing the total proceeds from the Preferred Equity Issuance, less related fees and expenses. The remaining $16 was held in a reserve account at December 31, 2011 by Momentive Holdings to redeem any additional preferred units from Apollo equal to the aggregate number of preferred units and warrants subscribed for by all other members of Momentive Holdings. In January 2012, the remaining $16 of proceeds held in the reserve account were contributed to the Company.
Purchase of MSC Holdings Debt
In 2009, the Company purchased $180 in face value of the outstanding MSC Holdings LLC PIK Debt Facility for $24, including accrued interest. The loan receivable from MSC Holdings has been recorded at its acquisition value of $24 as a reduction of equity in the unaudited Condensed Consolidated Balance Sheets as MSC Holdings is the Company’s parent. In addition, at June 30, 2012 the Company has not recorded accretion of the purchase discount or interest income as ultimate receipt of these cash flows is under the control of MSC Holdings. The Company will continue to assess the collectibility of these cash flows to determine future amounts to record, if any.
Purchases and Sales of Products and Services with Apollo Affiliates and Other Related Parties
The Company sells products to certain Apollo affiliates, members of Momentive Holdings and other related parties. These sales were $4 and less than $1 for the three months ended June 30, 2012 and 2011, respectively, and $6 and $1 for the six months ended June 30, 2012 and 2011, respectively. Accounts receivable from these affiliates were $3 and $1 at June 30, 2012 and December 31, 2011, respectively. The Company also purchases raw materials and services from certain Apollo affiliates. These purchases were $11 and $14 for the three months ended June 30, 2012 and 2011, respectively, and $18 and $20 for the six months ended June 30, 2012 and 2011, respectively. The Company had accounts payable to Apollo affiliates of $1 at both June 30, 2012 and December 31, 2011.
Other Transactions and Arrangements
Momentive Holdings purchases insurance policies which also cover the Company and MPM. Amounts are billed to the Company based on the Company's relative share of the insurance premiums. No amounts were billed to the Company by Momentive Holdings for the three or six months ended June 30, 2012. The Company had accounts payable to Momentive Holdings of less than $1 and $3 under these arrangements at June 30, 2012 and December 31, 2011, respectively.
The Company sells finished goods to and purchases raw materials from its foundry joint venture between the Company and Delta-HA, Inc. (“HAI”). The Company also provides toll-manufacturing and other services to HAI. The Company’s investment in HAI is recorded under the equity method of accounting, and the related sales and purchases are not eliminated from the Company’s unaudited Condensed Consolidated Financial Statements. However, any profit on these transactions is eliminated in the Company’s unaudited Condensed Consolidated Financial Statements to the extent of the Company’s 50% interest in HAI. Sales and services provided to HAI were $28 and $48 for the three months ended June 30, 2012 and 2011, respectively, and $56 and $77 for the six months ended June 30, 2012 and 2011, respectively. Accounts receivable from HAI were $23 and $14 at June 30, 2012 and December 31, 2011, respectively. Purchases from HAI were $14 and $32 for the three months ended June 30, 2012 and 2011, respectively, and $24 and $46 for the six months ended June 30, 2012 and 2011, respectively. The Company had accounts payable to HAI of $2 and $4 at June 30, 2012 and December 31, 2011, respectively. Additionally, HAI declared dividends to the Company of $3 and $5 during the three months ended June 30, 2012 and 2011, respectively, and $13 and $5 during the six months ended June 30, 2012 and 2011, respectively. $3 remains outstanding related to these previously declared dividends as of June 30, 2012.

The Company’s purchase contracts with HAI represent a significant portion of HAI’s total revenue, and this factor results in the Company absorbing the majority of the risk from potential losses or the majority of the gains from potential returns. However, the Company does not have the power to direct the activities that most significantly impact HAI, and therefore, does not consolidate HAI. The carrying value of HAI’s assets were $50 and $48 at June 30, 2012 and December 31, 2011, respectively. The carrying value of HAI’s liabilities were $31 and $21 at June 30, 2012 and December 31, 2011, respectively.
The Company had a loan receivable from its unconsolidated forest products joint venture in Russia of $2 and $3 as of June 30, 2012 and December 31, 2011, respectively. The Company had royalties receivable from its unconsolidated forest products joint venture in Russia of $3 and $2 as of June 30, 2012 and December 31, 2011, respectively.
6. Fair Value
Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value measurement provisions establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. This guidance describes three levels of inputs that may be used to measure fair value:

•	Level 1: Inputs are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date.

•
Level 3: Unobservable inputs that are supported by little or no market activity and are developed based on the best information available in the circumstances. For example, inputs derived through extrapolation or interpolation that cannot be corroborated by observable market data.

Recurring Fair Value Measurements
Following is a summary of assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011:

	Fair Value Measurements Using			Total
	Level 1	Level 2	Level 3
June 30, 2012
Derivative liabilities	$(1)	$(1)	$—	$(2)
December 31, 2011
Derivative liabilities	—	(3)	—	(3)
Level 1 derivative liabilities primarily consists of financial instruments traded on exchange or futures markets. Level 2 derivative liabilities includes those derivative instruments transacted primarily in over the counter markets.
There were no transfers between Level 1, Level 2 or Level 3 measurements during the three or six months ended June 30, 2012.
The Company calculates the fair value of its Level 1 derivative liabilities using quoted market prices. The Company calculates the fair value of its Level 2 derivative liabilities using standard pricing models with market-based inputs, adjusted for nonperformance risk. When its financial instruments are in a liability position, the Company evaluates its credit risk as a component of fair value. At June 30, 2012 and December 31, 2011, no adjustment was made by the Company to reduce its derivative liabilities for nonperformance risk.
When its financial instruments are in an asset position, the Company is exposed to credit loss in the event of nonperformance by other parties to these contracts and evaluates their credit risk as a component of fair value.

Non-recurring Fair Value Measurements
Following is a summary of losses as a result of the Company measuring assets at fair value on a non-recurring basis during the three and six months ended June 30, 2012 and 2011, all of which were valued using Level 3 inputs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Long-lived assets held and used	$—	$18	$23	$18
During the six months ended June 30, 2012, as a result of the likelihood that certain assets would be disposed of before the end of their estimated useful lives, resulting in lower future cash flows associated with these assets, the Company wrote down long-lived assets with a carrying value of $26 to fair value of $5, resulting in impairment charges of $15 and $6 on certain assets within its Epoxy, Phenolic and Coating Resins and Forest Products Resins segments, respectively. These long-lived assets were valued by using a discounted cash flow analysis based on assumptions that market participants would use. Significant unobservable inputs in the model included projected short-term future cash flows, projected growth rates and discount rates associated with these long-lived assets. Future projected short-term cash flows and growth rates were derived from probability-weighted forecast models based upon budgets prepared by the Company's management. These projected future cash flows were discounted using rates ranging from 2% to 3%.

During the six months ended June 30, 2012, as a result of market weakness and the loss of a customer, resulting in lower future cash flows associated with certain assets, the Company wrote-down long-lived assets with a carrying value of $22 to a fair value of $20, resulting in an impairment charge of $2 within its Forest Products Resins segment. These long-lived assets were valued using a discounted cash flow analysis based on assumptions that market participants would use and incorporates probability-weighted cash flows based on the likelihood of various possible scenarios. Significant unobservable inputs in the model included projected future cash flows, projected growth rates and discount rates associated with these long-lived assets. Future projected cash flows and growth rates were derived from probability-weighted forecast models based upon budgets prepared by the Company's management. These projected future cash flows were discounted using rates ranging from 2% to 10%.
As a result of the permanent closure of a large customer in the second quarter of 2011 and continued competitive pressures resulting in successive periods of negative cash flows associated with certain assets within the Company's European forest products business, the Company wrote down long-lived assets with a carrying value of $29 to fair value of $11, resulting in an impairment charge of $18 for the three and six months ended June 30, 2011. These assets were valued using a discounted cash flow analysis based on assumptions that market participants would use, and incorporates probability-weighted cash flows based on the likelihood of various possible scenarios. Significant unobservable inputs in the model included projected future cash flows, projected growth rates, discount rates and asset usage charges associated with certain intangible assets.
Non-derivative Financial Instruments
The following table summarizes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
June 30, 2012
Debt	$3,497	$—	$3,331	$11	$3,342
December 31, 2011
Debt	3,539	—	3,214	12	3,226
Fair values of debt classified as Level 2 are determined based on other similar financial instruments, or based upon interest rates that are currently available to the Company for the issuance of debt with similar terms and maturities. Level 3 amounts represent capital leases whose value is determined through the use of present value and specific contract terms. The carrying amounts of cash and cash equivalents, short term investments, accounts receivable, accounts and drafts payable and other accrued liabilities are considered reasonable estimates of their fair values due to the short-term maturity of these financial instruments.
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
The following tables summarize the Company’s derivative financial instruments:

		June 30, 2012		December 31, 2011
Liability Derivatives	Balance Sheet Location	Notional Amount	Fair Value Liability	Notional Amount	Fair Value Liability
Derivatives designated as hedging instruments:
Interest Rate Swaps
Interest swap – 2010	Other current liabilities	$325	$(1)	$350	$(2)
Total			$(1)		$(2)

Derivatives not designated as hedging instruments:
Interest Rate Swap
Australian dollar interest swap	Other current liabilities	$6	$—	$6	$—
Commodity Contracts
Electricity contracts	Other current liabilities	2	—	3	(1)
Natural gas futures	Other current liabilities	2	(1)	5	—
Total			$(1)		$(1)

Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized in OCI on Derivative for the Three Months Ended:		Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income for the Three Months Ended:
	June 30, 2012	June 30, 2011		June 30, 2012	June 30, 2011
Interest Rate Swaps
Interest swap – 2010	$—	$(2)	Interest expense, net	$(1)	$(1)
Total	$—	$(2)		$(1)	$(1)

Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized in OCI on Derivative for the Six Months Ended:		Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income for the Six Months Ended:
	June 30, 2012	June 30, 2011		June 30, 2012	June 30, 2011
Interest Rate Swaps
Interest swap – 2010	$—	$(2)	Interest expense, net	$(1)	$(2)
Total	$—	$(2)		$(1)	$(2)
As of June 30, 2012, the Company expects to reclassify $1 of losses recognized in Accumulated other comprehensive income to earnings over the next twelve months.

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivative for the Three Months Ended:		Location of Gain (Loss) Recognized in Income on Derivative
	June 30, 2012	June 30, 2011
Foreign Exchange and Interest Rate Swaps
Cross-Currency and Interest Rate Swap	$—	$—	Other non-operating expense, net
Commodity Contracts
Electricity contracts	—	(1)	Cost of sales
Natural gas futures	1	—	Cost of sales
Total	$1	$(1)

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivative for the Six Months Ended:		Location of Gain (Loss) Recognized in Income on Derivative
	June 30, 2012	June 30, 2011
Foreign Exchange and Interest Rate Swaps
Cross-Currency and Interest Rate Swap	$—	$(2)	Other non-operating expense, net
Commodity Contracts
Electricity contracts	1	(1)	Cost of sales
Natural gas futures	(1)	—	Cost of sales
Total	$—	$(3)
8. Debt Obligations
Debt outstanding at June 30, 2012 and December 31, 2011 is as follows:

	June 30, 2012		December 31, 2011
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
Non-affiliated debt:
Senior Secured Credit Facilities:
Floating rate term loans due May 2013	$—	$—	$446	$8
Floating rate term loans due May 2015	901	15	910	15
Senior Secured Notes:
6.625% First Priority Senior Notes due 2020	450	—	—	—
8.875% senior secured notes due 2018 (includes $6 of unamortized debt discount at June 30, 2012 and December 31, 2011)	994	—	994	—
Floating rate second-priority senior secured notes due 2014	120	—	120	—
9.00% Second-priority senior secured notes due 2020	574	—	574	—
Debentures:
9.2% debentures due 2021	74	—	74	—
7.875% debentures due 2023	189	—	189	—
8.375% sinking fund debentures due 2016	62	—	62	—
Other Borrowings:
Australia Facility due 2014	31	5	36	5
Brazilian bank loans	20	34	—	65
Capital Leases	10	1	11	1
Other	5	10	4	23
Total non-affiliated debt	3,430	65	3,420	117
Affiliated debt:
Affiliated borrowings due on demand	—	2	—	2
Total affiliated debt	—	2	—	2
Total debt	$3,430	$67	$3,420	$119

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

The Company incurred approximately $13 in fees associated with the March Refinancing Transactions, which have been deferred and are recorded in “Other assets, net” in the unaudited Condensed Consolidated Balance Sheets. The deferred fees will be amortized over the contractual life of the respective debt obligations on an effective interest basis. Additionally, $1 in unamortized deferred financing fees were written-off related to the $454 of term loans under the Company's senior secured credit facility that were repaid and extinguished. These fees are included in “Other non-operating (income) expense, net” in the unaudited Condensed Consolidated Statements of Operations.
Covenant Compliance
Two of the Company’s wholly-owned international subsidiaries were not in compliance with a financial covenant under their respective loan agreements when they delivered their audited financial statements for the year ended December 31, 2011 in the second quarter of 2012. As of December 31, 2011, outstanding debt of approximately $31 was classified as “Debt payable within one year” in the unaudited Condensed Consolidated Balance Sheets. In March 2012, the Company subsequently obtained a covenant waiver from one of the respective banks, representing approximately $25 of the $31. As of June 30, 2012, the Company has reclassified $25 of the respective debt to “Long-term debt” in the unaudited Condensed Consolidated Balance Sheets.
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
Environmental Institution of Paraná IAP—On August 10, 2005, the Environmental Institute of Paraná (IAP), an environmental agency in the State of Paraná, provided Hexion Quimica Industria, the Company’s Brazilian subsidiary, with notice of an environmental assessment in the amount of 12 Brazilian reais. The assessment related to alleged environmental damages to the Paranagua Bay caused in November 2004 from an explosion on a shipping vessel carrying methanol purchased by the Company. The investigations performed by the public authorities have not identified any actions of the Company that contributed to or caused the accident. The Company responded to the assessment by filing a request to have it cancelled and by obtaining an injunction precluding execution of the assessment pending adjudication of the issue. In November 2010, the Court denied the Company’s request to cancel the assessment and lifted the injunction that had been issued. The Company responded to the ruling by filing an appeal in the State of Paraná Court of Appeals. In March 2012, the Company was informed that the Court of Appeals had denied the Company’s appeal. The Company continues to believe that the assessment is invalid, and on June 4, 2012 it filed appeals to the Superior Court of Justice and the Supreme Court of Brazil. Because the Company continues to believe it has strong defenses against the validity of the assessment, it does not believe that a loss is probable. At June 30, 2012, the amount of the assessment, including tax, penalties, monetary correction and interest, is 28 Brazilian reais, or approximately $14.
The following table summarizes all probable environmental remediation, indemnification and restoration liabilities, including related legal expenses, at June 30, 2012 and December 31, 2011:

	Number of Sites		Liability		Range of Reasonably Possible Costs
Site Description	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	Low	High
Geismar, LA	1	1	$17	$17	$10	$24
Superfund and offsite landfills – allocated share:
Less than 1%	23	31	1	1	1	2
Equal to or greater than 1%	12	12	6	7	5	15
Currently-owned	13	12	5	5	4	11
Formerly-owned:
Remediation	10	10	2	1	1	12
Monitoring only	4	5	1	1	—	1
Total	63	71	$32	$32	$21	$65
These amounts include estimates for unasserted claims that the Company believes are probable of loss and reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of a range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. At June 30, 2012 and December 31, 2011, $8 and $6, respectively, has been included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets with the remaining amount included in “Other long-term liabilities”.

Following is a discussion of the Company’s environmental liabilities and the related assumptions at June 30, 2012:
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
Non-Environmental Legal Matters
The Company is involved in various legal proceedings in the ordinary course of business and has reserves of $11 and $7 at June 30, 2012 and December 31, 2011, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable. At June 30, 2012 and December 31, 2011, $8 and $3, respectively, has been included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets with the remaining amount included in “Other long-term liabilities.”

Following is a discussion of significant non-environmental legal proceedings:
Brazil Tax Claim— In 1992, the State of Sao Paulo Administrative Tax Bureau issued an assessment against the Company’s Brazilian subsidiary claiming that excise taxes were owed on certain intercompany loans made for centralized cash management purposes. These loans were characterized by the Tax Bureau as intercompany sales. Since that time, management and the Tax Bureau have held discussions and the subsidiary filed an administrative appeal seeking cancellation of the assessment. The Administrative Court upheld the assessment in December 2001. In 2002, the subsidiary filed a second appeal with the highest-level Administrative Court, again seeking cancellation of the assessment. In February 2007, the highest-level Administrative Court upheld the assessment. The Company requested a review of this decision. On April 23, 2008, the Brazilian Administrative Tax Tribunal issued its final decision upholding the assessment against the subsidiary. The Company filed an Annulment action in the Brazilian Judicial Courts in May 2008 along with a request for an injunction to suspend the tax collection. The injunction was denied but the Annulment action is being pursued. The Company has pledged certain properties and assets in Brazil during the pendency of the Annulment action in lieu of paying the assessment. In September 2010, in the Company's favor, the Court adopted its appointed expert's report finding that the transactions in question were intercompany loans. The State Tax Bureau filed an appeal of this decision in December 2010, which is still pending. The Company continues to believe that a loss contingency is not probable. At June 30, 2012, the amount of the assessment, including tax, penalties, monetary correction and interest, is 69 Brazilian reais, or approximately $34.
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
10. Pension and Postretirement Expense
Following are the components of net pension and postretirement expense (benefit) recognized by the Company for the three and six months ended June 30, 2012 and 2011:

	Pension Benefits				Non-Pension Postretirement Benefits
	Three Months Ended June 30,				Three Months Ended June 30,
	2012		2011		2012		2011
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$—	$2	$—	$2	$—	$—	$—	$—
Interest cost on projected benefit obligation	3	5	3	5	—	—	—	—
Expected return on assets	(4)	(4)	(4)	(3)	—	—	—	—
Amortization of prior service cost (benefit)	2	—	—	—	(2)	—	(2)	—
Recognized actuarial loss	—	—	2	—	—	—	—	—
Net expense (benefit)	$1	$3	$1	$4	$(2)	$—	$(2)	$—

	Pension Benefits				Non-Pension Postretirement Benefits
	Six Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1	$4	$1	$4	$—	$—	$—	$—
Interest cost on projected benefit obligation	6	9	6	9	—	—	—	—
Expected return on assets	(8)	(7)	(8)	(6)	—	—	—	—
Amortization of prior service cost (benefit)	4	—	—	—	(4)	—	(5)	—
Recognized actuarial loss	—	—	4	—	—	—	—	—
Net expense (benefit)	$3	$6	$3	$7	$(4)	$—	$(5)	$—

11. Segment Information
The Company's business segments are based on the products that the Company offers and the markets that it serves. At June 30, 2012, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins. A summary of the major products of the Company's reportable segments follows:

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
Net Sales to Unaffiliated Customers(1):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Epoxy, Phenolic and Coating Resins	$796	$972	$1,590	$1,818
Forest Products Resins	463	466	905	914
Total	$1,259	$1,438	$2,495	$2,732

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.
Segment EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Epoxy, Phenolic and Coating Resins	$101	$157	$215	$307
Forest Products Resins	56	50	102	95
Corporate and Other(2)	(12)	(18)	(26)	(35)

(2)	For the six months ended June 30, 2012, the Company has reclassified approximately $3 of costs into Corporate and Other Segment EBITDA which relate to the three months ended March 31, 2012.
Reconciliation of Segment EBITDA to Net Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$101	$157	$215	$307
Forest Products Resins	56	50	102	95
Corporate and Other	(12)	(18)	(26)	(35)

Reconciliation:
Items not included in Segment EBITDA:
Asset impairments and other non-cash charges	—	(21)	(48)	(21)
Business realignment costs	(3)	(5)	(18)	(8)
Integration costs	(1)	(5)	(6)	(10)
Net (loss) income from discontinued operations	—	(3)	—	2
Other	(3)	16	4	12
Total adjustments	(7)	(18)	(68)	(25)
Interest expense, net	(67)	(65)	(132)	(129)
Income tax expense	(4)	—	(2)	(3)
Depreciation and amortization	(39)	(43)	(77)	(84)
Net income	$28	$63	$12	$126

 Items Not Included in Segment EBITDA
Asset impairments and non-cash charges primarily represent asset impairments, stock-based compensation expense, accelerated depreciation on closing facilities and unrealized derivative and foreign exchange gains and losses. Business realignment costs for the three and six months ended June 30, 2012 primarily include expenses from the Company's restructuring and cost optimization programs. Business realignment costs for the three and six months ended June 30, 2011 primarily relate to expenses from minor restructuring programs. Integration costs relate primarily to the Momentive Combination. Net income from discontinued operations represents the results of the IAR and CCR businesses.
Not included in Segment EBITDA are certain non-cash and other income and expenses. For the three and six months ended June 30, 2012, these items primarily include net realized foreign exchange transaction gains and insurance recoveries related to the terminated Huntsman merger, partially offset by losses on the disposal of assets. For the three and six months ended June 30, 2011, these items include primarily business optimization expenses and retention program costs, offset by realized foreign exchange transaction gains and a gain recognized on the termination of an operator agreement with a customer.
12. Summarized Financial Information of Unconsolidated Affiliate

Summarized financial information of the unconsolidated affiliate HAI as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011 is as follows:

	June 30, 2012	December 31, 2011
Current assets	$38	$35
Non-current assets	12	13
Current liabilities	31	21
Non-current liabilities	—	—

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$49	$48	$99	$91
Gross profit	12	11	25	20
Pre-tax income	9	7	18	13
Net income	8	7	17	12
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

MOMENTIVE SPECIALTY CHEMICALS INC.
THREE MONTHS ENDED JUNE 30, 2012
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$576	$—	$—	$761	$(78)	$1,259
Cost of sales	484	—	—	681	(78)	1,087
Gross profit	92	—	—	80	—	172
Selling, general and administrative expense	17	—	—	62	—	79
Business realignment costs	2	—	—	1	—	3
Other operating (income) expense, net	(4)	—	—	2	—	(2)
Operating income	77	—	—	15	—	92
Interest expense, net	14	46	—	7	—	67
Intercompany interest expense (income)	35	(49)	—	14	—	—
Other non-operating expense (income), net	22	—	1	(24)	—	(1)
Income (loss) from continuing operations before income tax, earnings from unconsolidated entities	6	3	(1)	18	—	26
Income tax expense	3	—	—	1	—	4
Income (loss) from continuing operations before earnings from unconsolidated entities	3	3	(1)	17	—	22
Earnings from unconsolidated entities, net of taxes	25	—	5	2	(26)	6
Net income	$28	$3	$4	$19	$(26)	$28
Comprehensive (loss) income	$(15)	$—	$5	$(2)	$(3)	$(15)

MOMENTIVE SPECIALTY CHEMICALS INC.
THREE MONTHS ENDED JUNE 30, 2011
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$617	$—	$—	$912	$(91)	$1,438
Cost of sales	488	—	—	826	(91)	1,223
Gross profit	129	—	—	86	—	215
Selling, general and administrative expense	34	—	—	53	—	87
Asset impairments	—	—	—	18	—	18
Business realignment costs	—	—	—	5	—	5
Other operating income, net	(4)	—	—	(19)	—	(23)
Operating income	99	—	—	29	—	128
Interest expense, net	17	38	—	10	—	65
Intercompany interest expense (income)	35	(48)	—	13	—	—
Other non-operating (income) expense, net	(9)	—	—	9	—	—
Income (loss) from continuing operations before income tax, earnings from unconsolidated entities	56	10	—	(3)	—	63
Income tax (benefit) expense	(11)	1	—	10	—	—
Income (loss) from continuing operations before earnings from unconsolidated entities	67	9	—	(13)	—	63
(Losses) earnings from unconsolidated entities, net of taxes	(3)	—	(3)	—	9	3
Net income (loss) from continuing operations	64	9	(3)	(13)	9	66
Net loss from discontinued operations, net of tax	(1)	—	—	(2)	—	(3)
Net income (loss)	$63	$9	$(3)	$(15)	$9	$63
Comprehensive income (loss)	$84	$10	$(3)	$2	$(9)	$84

MOMENTIVE SPECIALTY CHEMICALS INC.
SIX MONTHS ENDED JUNE 30, 2012
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,114	$—	$—	$1,530	$(149)	$2,495
Cost of sales	938	—	—	1,356	(149)	2,145
Gross profit	176	—	—	174	—	350
Selling, general and administrative expense	47	—	—	117	—	164
Asset impairments	—	—	—	23	—	23
Business realignment costs	4	—	—	14	—	18
Other operating expense, net	1	—	—	8	—	9
Operating income	124	—	—	12	—	136
Interest expense, net	30	85	—	17	—	132
Intercompany interest expense (income)	65	(91)	—	26	—	—
Other non-operating expense (income), net	11	—	—	(10)	—	1
Income (loss) from continuing operations before income tax, earnings from unconsolidated entities	18	6	—	(21)	—	3
Income tax expense	2	—	—	—	—	2
Income (loss) from continuing operations before earnings from unconsolidated entities	16	6	—	(21)	—	1
(Losses) earnings from unconsolidated entities, net of taxes	(4)	—	3	2	10	11
Net income (loss)	$12	$6	$3	$(19)	$10	$12
Comprehensive (loss) income	$(2)	$4	$4	$(23)	$15	$(2)

MOMENTIVE SPECIALTY CHEMICALS INC.
SIX MONTHS ENDED JUNE 30, 2011
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,180	$—	$—	$1,725	$(173)	$2,732
Cost of sales	955	—	—	1,526	(173)	2,308
Gross profit	225	—	—	199	—	424
Selling, general and administrative expense	64	—	—	107	—	171
Asset impairments	—	—	—	18	—	18
Business realignment costs	2	—	—	6	—	8
Other operating income, net	(21)	—	—	—	—	(21)
Operating income	180	—	—	68	—	248
Interest expense, net	35	75	—	19	—	129
Intercompany interest expense (income)	64	(90)	—	26	—	—
Other non-operating (income) expense , net	(36)	—	(1)	35	—	(2)
Income (loss) from continuing operations before income tax, earnings from unconsolidated entities	117	15	1	(12)	—	121
Income tax (benefit) expense	(19)	2	—	20	—	3
Income (loss) from continuing operations before earnings from unconsolidated entities	136	13	1	(32)	—	118
Earnings from unconsolidated entities, net of taxes	8	—	15	—	(17)	6
Net income (loss) from continuing operations	144	13	16	(32)	(17)	124
Net (loss) income from discontinued operations, net of tax	(18)	—	—	20	—	2
Net income (loss)	$126	$13	$16	$(12)	$(17)	$126
Comprehensive income	$177	$18	$16	$3	$(37)	$177

MOMENTIVE SPECIALTY CHEMICALS INC.
JUNE 30, 2012
CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents (including restricted cash of $0 and $3, respectively)	$255	$—	$—	$81	$—	$336
Short-term investments	—	—	—	5	—	5
Accounts receivable, net	207	—	—	488	—	695
Inventories:
Finished and in-process goods	124	—	—	186	—	310
Raw materials and supplies	44	—	—	82	—	126
Other current assets	19	—	—	50	—	69
Total current assets	649	—	—	892	—	1,541
Other assets, net	85	45	29	98	(89)	168
Property and equipment, net	494	—	—	653	—	1,147
Goodwill	93	—	—	73	—	166
Other intangible assets, net	56	—	—	40	—	96
Total assets	$1,377	$45	$29	$1,756	$(89)	$3,118
Liabilities and (Deficit) Equity
Current liabilities
Accounts and drafts payable	$173	$—	$—	$317	$—	$490
Intercompany accounts payable (receivable)	28	(51)	1	22	—	—
Debt payable within one year	11	—	—	54	—	65
Intercompany loans (receivable) payable	(118)	—	—	118	—	—
Affiliated debt payable within one year	2	—	—	—	—	2
Interest payable	12	53	—	1	—	66
Income taxes (receivable) payable	(7)	—	—	15	—	8
Accrued payroll and incentive compensation	9	—	—	29	—	38
Other current liabilities	75	—	—	62	—	137
Total current liabilities	185	2	1	618	—	806
Long-term debt	868	2,137	—	425	—	3,430
Intercompany loans payable (receivable)	1,650	(2,341)	(19)	710	—	—
Long-term pension and post employment benefit obligations	90	—	—	122	—	212
Deferred income taxes	15	2	—	43	—	60
Other long-term liabilities	112	6	—	34	—	152
Advance from affiliates	225	—	—	—	—	225
Total liabilities	3,145	(194)	(18)	1,952	—	4,885
Total Momentive Specialty Chemicals Inc. shareholders (deficit) equity	(1,768)	239	47	(197)	(89)	(1,768)
Noncontrolling interest	—	—	—	1	—	1
Total (deficit) equity	(1,768)	239	47	(196)	(89)	(1,767)
Total liabilities and (deficit) equity	$1,377	$45	$29	$1,756	$(89)	$3,118

MOMENTIVE SPECIALTY CHEMICALS INC.
DECEMBER 31, 2011
CONDENSED CONSOLIDATING BALANCE SHEET

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents (including restricted cash of $0 and $3, respectively)	$221	$—	$—	$210	$—	$431
Short-term investments	—	—	—	7	—	7
Accounts receivable, net	206	—	—	386	—	592
Inventories:
Finished and in-process goods	116	—	—	138	—	254
Raw materials and supplies	33	—	—	70	—	103
Other current assets	27	—	—	45	—	72
Total current assets	603	—	—	856	—	1,459
Other assets, net	107	36	40	89	(103)	169
Property and equipment, net	504	—	—	705	—	1,209
Goodwill	93	—	—	74	—	167
Other intangible assets, net	59	—	—	45	—	104
Total assets	$1,366	$36	$40	$1,769	$(103)	$3,108
Liabilities and (Deficit) Equity
Current liabilities
Accounts and drafts payable	$134	$—	$—	$259	$—	$393
Intercompany accounts (receivable) payable	(24)	(42)	1	65	—	—
Debt payable within one year	17	—	—	100	—	117
Intercompany loans payable (receivable)	35	—	—	(35)	—	—
Affiliated debt payable within one year	2	—	—	—	—	2
Interest payable	14	44	—	3	—	61
Income taxes payable	1	—	—	14	—	15
Accrued payroll and incentive compensation	26	—	—	31	—	57
Other current liabilities	69	—	—	63	—	132
Total current liabilities	274	2	1	500	—	777
Long-term debt	1,134	1,688	—	598	—	3,420
Intercompany loans payable (receivable)	1,254	(1,903)	(16)	665	—	—
Long-term pension and post employment benefit obligations	99	—	—	124	—	223
Deferred income taxes	30	2	—	40	—	72
Other long-term liabilities	116	6	—	34	—	156
Advance from affiliates	225	—	—	—	—	225
Total liabilities	3,132	(205)	(15)	1,961	—	4,873
Total Momentive Specialty Chemicals Inc. shareholders (deficit) equity	(1,766)	241	55	(193)	(103)	(1,766)
Noncontrolling interest	—	—	—	1	—	1
Total (deficit) equity	(1,766)	241	55	(192)	(103)	(1,765)
Total liabilities and (deficit) equity	$1,366	$36	$40	$1,769	$(103)	$3,108

MOMENTIVE SPECIALTY CHEMICALS INC.
SIX MONTHS ENDED JUNE 30, 2012
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$13	$8	$12	$(26)	$(18)	$(11)
Cash flows provided by (used in) investing activities
Capital expenditures	(25)	—	—	(33)	—	(58)
Proceeds from matured debt securities, net	—	—	—	2	—	2
Funds remitted to unconsolidated affiliates	—	—	—	(3)	—	(3)
Capital contribution to subsidiary	(15)	—	(10)	—	25	—
Proceeds from the return of capital from subsidiary	42	—	—	—	(42)	—
Proceeds from sale of assets	9	—	—	—	—	9
	11	—	(10)	(34)	(17)	(50)
Cash flows provided by (used in) financing activities
Net short-term debt repayments	—	—	—	(15)	—	(15)
Borrowings of long-term debt	—	450	—	1	—	451
Repayments of long-term debt	(272)	—	—	(201)	—	(473)
Net intercompany loan borrowings (repayments)	270	(439)	(2)	171	—	—
Capital contribution from parent	16	—	10	15	(25)	16
Long-term debt and credit facility financing fees	(2)	(11)	—	—	—	(13)
Common stock dividends paid	(2)	(8)	(10)	—	18	(2)
Return of capital to parent	—	—	—	(42)	42	—
	10	(8)	(2)	(71)	35	(36)
Effect of exchange rates on cash and cash equivalents	—	—	—	2	—	2
Increase (decrease) in cash and cash equivalents	34	—	—	(129)	—	(95)
Cash and cash equivalents (unrestricted) at beginning of period	221	—	—	207	—	428
Cash and cash equivalents (unrestricted) at end of period	$255	$—	$—	$78	$—	$333

MOMENTIVE SPECIALTY CHEMICALS INC.
SIX MONTHS ENDED JUNE 30, 2011
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(46)	$—	$6	$53	$(56)	$(43)
Cash flows provided by (used in) investing activities
Capital expenditures	(46)	—	—	(25)	—	(71)
Change in restricted cash	—	—	—	2	—	2
Funds remitted to unconsolidated affiliates, net of dividend	5	—	(1)	(5)	—	(1)
Proceeds from sale of business, net of cash transferred	173	—	—	—	—	173
Proceeds from the return of capital from subsidiary	33	—	—	—	(33)	—
	165	—	(1)	(28)	(33)	103
Cash flows used in financing activities
Net short-term debt repayments	(8)	—	—	—	—	(8)
Borrowings of long-term debt	144	—	—	265	—	409
Repayments of long-term debt	(153)	—	—	(298)	—	(451)
Return of capital to parent	—	—	—	(33)	33	—
Common stock dividends paid	—	(4)	(5)	(47)	56	—
Net intercompany loan (repayments) borrowings	(93)	4	—	89	—	—
Long-term debt and credit facility financing fees	(1)	—	—	—	—	(1)
	(111)	—	(5)	(24)	89	(51)
Effect of exchange rates on cash and cash equivalents	—	—	—	3	—	3
Increase in cash and cash equivalents	8	—	—	4	—	12
Cash and cash equivalents (unrestricted) at beginning of period	56	—	—	124	—	180
Cash and cash equivalents (unrestricted) at end of period	$64	$—	$—	$128	$—	$192

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in millions)
The following commentary should be read in conjunction with the audited financial statements and the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K.
Within the following discussion, unless otherwise stated, “the quarter ended June 30, 2012,” and “the second quarter of 2012” refer to the three months ended June 30, 2012, and “the quarter ended June 30, 2011” and “the second quarter of 2011” refer to the three months ended June 30, 2011.
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
Momentive Combination and Shared Services Agreement
In October 2010, our parent, Momentive Specialty Chemicals Holdings LLC (“MSC Holdings”), and Momentive Performance Materials Holdings Inc., the parent company of Momentive Performance Materials Inc. (“MPM”), became subsidiaries of a newly formed holding company, Momentive Performance Materials Holdings LLC (“Momentive Holdings”). We refer to this transaction as the “Momentive Combination.” In connection with the closing of the Momentive Combination, we entered into a shared services agreement with MPM, as amended on March 17, 2011 (the “Shared Services Agreement”), pursuant to which we will provide to MPM, and MPM will provide to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between us and MPM.

The Momentive Combination, including the Shared Services Agreement, has, and we expect it to continue to, result in significant synergies for us, including shared services and logistics optimization, best-of-source contractual terms, procurement savings, regional site rationalization, and administrative and overhead savings. We expect to achieve a total of approximately $60 of cost savings in connection with the Shared Services Agreement and recent divestitures. Through June 30, 2012, we have realized $52 of these savings on a run-rate basis, and anticipate fully realizing the remaining anticipated savings over the next 12 to 18 months.
Reportable Segments
The Company’s business segments are based on the products that we offer and the markets that we serve. At June 30, 2012, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins. A summary of the major products of the Company’s reportable segments follows:

•
Epoxy, Phenolic and Coating Resins: epoxy specialty resins, oil field products, versatic acids and derivatives, basic epoxy resins and intermediates, phenolic specialty resins and molding compounds, polyester resins, acrylic resins and vinylic resins

•	Forest Products Resins: forest products resins and formaldehyde applications
First Half 2012 Overview

•
Net sales decreased 9% in the first half of 2012 as compared to the first half of 2011, due primarily to increased competition in certain markets and a decrease in demand in several of our product lines, as well as unfavorable foreign currency translation due to the strengthening of the U.S. dollar against the euro and Brazilian real. These impacts were partially offset by raw material-driven price increases to our customers.

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

•
In the first half of 2012, we realized approximately $12 in cost savings as a result of the Shared Services Agreement, bringing our total cumulative savings since the Momentive Combination to $42. In addition, we also realized approximately $3 in cost savings related to other cost reduction programs. As of June 30, 2012, we have approximately $18 and $24 of in-process cost savings and synergies that we expect to achieve over the next 12 to 18 months in connection with the Shared Services Agreement and other cost reduction programs, respectively.

•
In response to softening demand in certain of our businesses in the second half of 2011 and continued efforts to optimize our manufacturing footprint and reduce our cost structure, in the first half of 2012 we closed three facilities and announced our intent to close one additional facility in our Forest Products Resins segment. Additionally, we announced our intent to close two facilities in our Epoxy, Phenolic and Coating Resins segment.

•	At the same time, we continue our strategy to expand in markets in which we expect opportunities for growth.
Recently completed expansion efforts include:

•
A joint venture to construct a versatics manufacturing facility in China, which began operations in the second quarter of 2012. The facility produces VeoVa® monomers, a versatic acid derivative, used as a key raw material in environmentally advanced paints and coatings.

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

Due to recent worldwide economic developments, the short-term outlook for 2012 for our business is difficult to predict. In the first half of 2012, we experienced sequential volume increases, although this was largely due to seasonal re-stocking. We expect the continued volatility in the global financial markets, the ongoing debt crisis in Europe, economic softness within China and Asia Pacific regions and lack of consumer confidence will continue to lead to stagnant demand for products within both of our reportable segments in 2012. We expect overall volumes to remain relatively flat in 2012 as compared to 2011 due to the factors cited above.

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

More specifically, we expect volumes within our oil field business to be volatile during the remainder of 2012 due to continuing pricing pressures in this business as a result of increased competition and low natural gas prices. We also continue to see weak demand and increased competition in China, which will negatively impact volumes and pricing within our epoxy specialty business, including our wind energy products, throughout the remainder of 2012. Further, the anticipated expiration of the production tax credit is expected to negatively impact volumes within our U.S. wind energy business in the fourth quarter of 2012.
We anticipate moderate growth in volumes in our Latin American forest products business due to continued growth in construction and industrial production activities within this region. We also anticipate volumes in our North American forest products resins product line to grow slightly in 2012, reflecting growth in North American construction activity, namely U.S. housing starts. We anticipate moderate general economic growth in the North American automobile and industrial markets to positively impact our Epoxy, Phenolic and Coating Resins segment in 2012. We expect the European automobile and construction industries to remain slow due to the continuing economic concerns in this region.
In response to the uncertain economic outlook, we are reviewing our plans to aggressively accelerate savings from the Shared Services Agreement in order to capture these cost savings as quickly as possible, while also reviewing our cost structure and manufacturing footprint across all businesses. We have begun to execute restructuring and cost reduction programs that will continue to be finalized throughout 2012. These actions have led to more significant restructuring, exit and disposal costs and asset impairments to be incurred by the Company, as indicated by our results of operations for the first half of 2012, and may continue to do so through the remainder of 2012. As of June 30, 2012, we have incurred costs of $19 related to these programs, which are estimated to occur over the next 12 to 15 months. The expected costs to be incurred on restructuring activities are estimated at $35.
We expect long-term raw material cost volatility to continue because of price movements of key feedstocks. To help mitigate raw material volatility, we have purchase and sale contracts and commercial arrangements with many of our vendors and customers that contain periodic price adjustment mechanisms. Due to differences in the timing of pricing mechanism trigger points between our sales and purchase contracts, there is often a lead-lag impact during which margins are negatively impacted in the short term when raw material prices increase and are positively impacted in the short term when raw material prices fall. We continue to implement pricing actions to compensate for the increase in raw material prices experienced during the first half of 2012, and expected to continue for the remainder of 2012, which should benefit our operating cash flows in 2012.
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
Raw materials comprise approximately 70% of our cost of sales. The three largest raw materials used in our production processes are phenol, methanol and urea. These materials represent about half of our total raw material costs. Fluctuations in energy costs, such as volatility in the price of crude oil and related petrochemical products, as well as the cost of natural gas have historically caused volatility in our raw material and utility costs. The average prices of phenol, methanol, and urea increased by approximately 1%, 6%, and 31%, respectively, in the first half of 2012 compared to the first half of 2011. The impact of passing through raw material price changes to customers can result in significant variances in sales comparisons from year to year.

Results of Operations
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2012		2011
(in millions)	$	% of Net Sales	$	% of Net Sales
Net sales	$1,259	100%	$1,438	100%
Cost of sales	1,087	86%	1,223	85%
Gross profit	172	14%	215	15%
Selling, general and administrative expense	79	6%	87	6%
Asset impairments	—	—%	18	1%
Business realignment costs	3	—%	5	—%
Other operating income, net	(2)	—%	(23)	(2)%
Operating income	92	8%	128	10%
Interest expense, net	67	5%	65	5%
Other non-operating income, net	(1)	—%	—	—%
Total non-operating expense	66	5%	65	5%
Income before income tax and earnings from unconsolidated entities	26	3%	63	5%
Income tax expense	4	—%	—	—%
Income before earnings from unconsolidated entities	22	3%	63	5%
Earnings from unconsolidated entities, net of taxes	6	—%	3	—%
Net Income from continuing operations	28	3%	66	5%
Net loss from discontinued operations, net of taxes	—	—%	(3)	—%
Net Income	$28	3%	$63	5%
Three Months Ended June 30, 2012 vs. Three Months Ended June 30, 2011
Sales
In the second quarter of 2012, net sales decreased by $179, or 12%, compared with the second quarter of 2011. Volume decreases negatively impacted net sales by $114, and were primarily driven by our base epoxy, epoxy specialty and oilfield businesses. Volume decreases in our base epoxy business were due to decreases in demand and increased competitive pressures in certain markets. Volume decreases in our epoxy specialty business were due to increased competition in certain wind-energy markets. Volume decreases in our oil field business were primarily due to a decrease in natural gas prices, which drove a decrease in drilling activity, as well as increased competition in certain markets. Volume decreases were also driven by our European forest products business due to continued competitive pressures and the loss of key customers, as well as attrition of customers after we announced our intent to close a production facility. Pricing had a positive impact of $9 on net sales, as pricing decreases in certain businesses due to competitive pricing pressures were offset by the pass through of raw material-driven price increases in several other businesses. In addition, foreign currency translation negatively impacted sales by $74, primarily as a result of the strengthening of the U.S. dollar against the euro, Australian dollar, Brazilian real and Canadian dollar in the second quarter of 2012 compared to the second quarter of 2011.
Gross Profit
In the second quarter of 2012, gross profit decreased by $43 compared with the second quarter of 2011. As a percentage of sales, gross profit decreased by 1%, primarily as a result of the decrease in sales volumes as discussed above, particularly in certain of our specialty businesses.
Operating Income
In the second quarter of 2012, operating income decreased by $36 compared with the second quarter of 2011. The decrease was partially due to the $43 decrease in gross profit as discussed above. Selling, general and administrative expense decreased by $8 due primarily to lower compensation costs and functional cost savings realized from the Momentive Combination. In addition, we recorded asset impairments of $18 in the second quarter of 2011 against certain long-lived assets in our Forest Products Resins segment, which did not recur in the second quarter of 2012. Other operating income, net decreased by $21 compared with the second quarter of 2011. In the second quarter of 2012 we recognized income of $8, net of related expenses, from insurance recoveries related to the terminated Huntsman merger, which were partially offset by losses on the disposal of certain assets and accelerated depreciation recorded on closing manufacturing facilities. In the second quarter of 2011 we recognized a $21 gain related to a compensation payment received by us from a customer as consideration to terminate an operator agreement, which did not recur in the second quarter of 2012.
Non-Operating Expense
In the second quarter of 2012, total non-operating expenses increased by $1 compared with the second quarter of 2011 due primarily to a slight increase in interest expense.

Income Tax Expense
Income tax expense in the second quarter of 2012 relates primarily to income from foreign operations. In the second quarter of 2012, income tax expense increased by $4 compared to the second quarter of 2011, primarily due to the geographic mix of foreign earnings. In the second quarter of 2011, due to losses in certain foreign jurisdictions in which the Company is recording a tax benefit, income tax expense was zero. For both periods, tax on the profits in the U.S. are being offset by reducing the valuation allowance on deferred tax assets expected to be utilized.

	Six Months Ended June 30,
	2012		2011
(in millions)	$	% of Net Sales	$	% of Net Sales
Net sales	$2,495	100%	$2,732	100%
Cost of sales	2,145	86%	2,308	84%
Gross profit	350	14%	424	16%
Selling, general and administrative expense	164	7%	171	6%
Asset impairments	23	1%	18	1%
Business realignment costs	18	1%	8	—%
Other operating expense (income), net	9	—%	(21)	(1)%
Operating income	136	5%	248	10%
Interest expense, net	132	5%	129	5%
Other non-operating expense (income), net	1	—%	(2)	—%
Total non-operating expense	133	5%	127	5%
Income before income tax and earnings from unconsolidated entities	3	—%	121	5%
Income tax expense	2	—%	3	—%
Income before earnings from unconsolidated entities	1	—%	118	5%
Earnings from unconsolidated entities, net of taxes	11	—%	6	—%
Net income from continuing operations	12	—%	124	5%
Net income from discontinued operations, net of taxes	—	—%	2	—%
Net income	$12	—%	$126	5%
Six Months Ended June 30, 2012 vs. Six Months Ended June 30, 2011
Sales
In the first half of 2012, net sales decreased by $237, or 9%, compared with the first half of 2011. Volume decreases negatively impacted net sales by $156, and were primarily driven by our epoxy specialty, oilfield and European forest products businesses. Volume decreases in our epoxy specialty business were due to increased competition in certain wind-energy markets. Volume decreases in our oil field business were primarily due to a decrease in natural gas prices, which drove a decrease in drilling activity, as well as increased competition in certain markets. Volume decreases were also driven by our European forest products business due to continued competitive pressures and the loss of key customers, as well as attrition of customers after we announced our intent to close a production facility. Pricing had a positive impact of $10 on net sales, as pricing decreases in certain businesses due to competitive pricing pressures were offset by the pass through of raw material-driven price increases in several other businesses. In addition, foreign currency translation negatively impacted sales by $91, primarily as a result of the strengthening of the U.S. dollar against the euro and Brazilian real in the first half of 2012 compared to the first half of 2011.
Gross Profit
In the first half of 2012, gross profit decreased by $74 compared with the first half of 2011. As a percentage of sales, gross profit decreased by 2%, primarily as a result of the decrease in sales volumes as discussed above, particularly in certain of our specialty businesses.
Operating Income
In the first half of 2012, operating income decreased by $112 compared with the first half of 2011. The decrease was partially due to the $74 decrease in gross profit as discussed above. Selling, general and administrative expense decreased by $7 due to lower compensation costs and lower project and transaction costs, as well as functional cost savings realized from the Momentive Combination. Asset impairments increased by $5 compared to the first half of 2011. In the first half of 2012 we recorded asset impairments of $23, as a result of the likelihood that certain assets would be sold before the end of their estimated useful lives and continued competitive pressures. In the first half of 2011 we recorded asset impairments of $18 against certain long-lived assets in our Forest Products Resins segment. Business realignment costs increased by $10 due to severance costs associated with newly implemented restructuring and cost reduction programs. Other operating expense, net increased by $30, from income of $21 to expense of $9, due primarily to a $21 gain recognized in the second quarter of 2011 related to a compensation payment received by us from a customer as consideration to terminate an operator agreement, which did not recur in the second quarter of 2012, as well as accelerated depreciation recorded on closing manufacturing facilities during the first half of 2012.

Non-Operating Expense
In the first half of 2012, total non-operating expenses increased by $6 compared with the first half of 2011, primarily due to a decrease in foreign exchange transaction gains related to our debt, as well as a slight increase in interest expense. In addition, we wrote-off $1 in deferred financing costs associated with the March Refinancing Transactions.
Income Tax Expense
In the first half of 2012, income tax expense decreased by $1 compared to the first half of 2011, primarily due to a significant decrease in pre-tax income in certain foreign jurisdictions. Income tax expense relates primarily to income from certain foreign operations, with tax on the profits in the U.S. being offset by reducing the valuation allowance on deferred tax assets expected to be utilized.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Sales to Unaffiliated Customers(1):
Epoxy, Phenolic and Coating Resins	$796	$972	$1,590	$1,818
Forest Products Resins	463	466	905	914
Total	$1,259	$1,438	$2,495	$2,732

Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$101	$157	$215	$307
Forest Products Resins	56	50	102	95
Corporate and Other(2)	(12)	(18)	(26)	(35)

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.

(2)	For the six months ended June 30, 2012, the Company has reclassified approximately $3 of costs into Corporate and Other Segment EBITDA which relate to the three months ended March 31, 2012.
Three Months Ended June 30, 2012 vs. Three Months Ended June 30, 2011 Segment Results
Following is an analysis of the percentage change in sales by segment from the three months ended June 30, 2011 to the three months ended June 30, 2012:

	Volume	Price/Mix	Currency Translation	Total
Epoxy, Phenolic and Coating Resins	(11)%	(2)%	(5)%	(18)%
Forest Products Resins	(2)%	6%	(5)%	(1)%
 Epoxy, Phenolic and Coating Resins
Net sales in the second quarter of 2012 decreased by $176, or 18%, when compared to the second quarter of 2011. Lower volumes negatively impacted sales by $104. This decrease was primarily driven by decreased demand within our base epoxy, epoxy specialty and oil field businesses. The decrease in volumes in our base epoxy business was due to a decrease in demand and increased competitive pressures in certain markets. Volume decreases in our epoxy specialty business were due to increased competition in certain wind-energy markets. Volume decreases in our oil field business were primarily due to a decrease in natural gas prices, which drove a decrease in drilling activity, as well as increased competition in certain markets. Pricing had a negative impact of $22 due primarily to the impact of positive pricing within the second quarter of 2011 driven by supply shortages in the market for our base epoxy business, which was not experienced in the second quarter of 2012. Foreign exchange translation negatively impacted net sales by $50, primarily due to the strengthening of the U.S. dollar against the euro in the second quarter of 2012 compared to the second quarter of 2011.
Segment EBITDA in the second quarter of 2012 decreased by $56 to $101 compared to the second quarter of 2011. The decrease is primarily due to the volume and pricing decreases discussed above, as well as the absence of the $9 positive impact of insurance recoveries related to unplanned production line outages at certain facilities in the second quarter of 2011, which did not recur in the second quarter of 2012.

Forest Products Resins
Net sales in the second quarter of 2012 decreased by $3, or 1%, when compared to the second quarter of 2011. Lower volumes negatively impacted sales by $10, driven primarily by decreased volumes in our European forest products resins business. These decreases were primarily driven by the loss of customers in this business in 2011 and early 2012 as the result of market weakness and competitive losses, as well as attrition of customers after we announced our intent to close a production facility. Raw material price increases passed through to customers led to pricing increases of $31. Foreign exchange translation negatively impacted net sales by $24 due to the strengthening of the U.S. dollar against the euro and the Brazilian real in the second quarter of 2012 compared to the second quarter of 2011.
Segment EBITDA in the second quarter of 2012 increased by $6 to $56 compared to the second quarter of 2011. Segment EBITDA increases were driven by cost control and favorable geographic and product mix.
Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions, unallocated foreign exchange gains and losses and legacy company costs not allocated to continuing segments. Corporate and Other charges decreased by $6 to $12 compared to the second quarter of 2011, primarily due to decreased incentive compensation costs and functional cost savings realized from the Momentive Combination, as well as higher unallocated foreign currency transaction gains.
Six Months Ended June 30, 2012 vs. Six Months Ended June 30, 2011 Segment Results
Following is an analysis of the percentage change in sales by segment from the six months ended June 30, 2011 to the six months ended June 30, 2012:

	Volume	Price/Mix	Currency Translation	Total
Epoxy, Phenolic and Coating Resins	(7)%	(2)%	(4)%	(13)%
Forest Products Resins	(3)%	5%	(3)%	(1)%

Epoxy, Phenolic and Coating Resins
Net sales in the first half of 2012 decreased by $228, or 13%, when compared to the first half of 2011. Lower volumes negatively impacted sales by $125. This decrease was primarily driven by decreased demand within our epoxy specialty and oil field businesses. The decrease in volumes in our epoxy specialty business was due to increased competition in certain wind-energy markets. Volume decreases in our oil field business were primarily due to a decrease in natural gas prices, which drove a decrease in drilling activity, as well as increased competition in certain markets. These volume decreases were partially offset by volume increases in our base epoxy business due to the impacts of unplanned production line outages which led to lost volumes in the first half of 2011. Pricing had a negative impact of $40 due primarily to the impact of positive pricing mix within the first half of 2011 driven by supply shortages in the market for our base epoxy business, which was not experienced in the first half of 2012. Foreign exchange translation negatively impacted net sales by $63 due to the strengthening of the U.S. dollar against the euro in the first half of 2012 compared to the first half of 2011.
Segment EBITDA in the first half of 2012 decreased by $92 to $215 compared to the first half of 2011. The decrease is primarily due to the volume and pricing decreases discussed above, as well as the absence of the $9 positive impact of insurance recoveries related to unplanned production line outages at certain facilities in the first half of 2011, which did not recur in the first half of 2012.
Forest Products Resins
Net sales in the first half of 2012 decreased by $9, or 1%, when compared to the first half of 2011. Lower volumes negatively impacted sales by $31, driven by decreased volumes in our North American formaldehyde and European forest products resins businesses. Volumes in our North American formaldehyde business decreased due to a large customer's planned site outage in the first half of 2012 which did not occur in the first half of 2011. Volume decreases in our European forest products resins business were primarily driven by the loss of customers in this business in 2011 and early 2012 as the result of market weakness and competitive losses, as well as attrition of customers after we announced our intent to close a production facility. Raw material price increases passed through to customers led to pricing increases of $50. Foreign exchange translation negatively impacted net sales by $28 due to the strengthening of the U.S. dollar against the euro and the Brazilian real in the first half of 2012 compared to the first half of 2011.
Segment EBITDA in the first half of 2012 increased by $7 to $102 compared to the first half of 2011. Segment EBITDA increases were driven by cost control and favorable geographic and product mix.
Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions, unallocated foreign exchange gains and losses and legacy company costs not allocated to continuing segments. Corporate and Other charges decreased by $9 to $26 compared to the first half of 2011, primarily due to decreased incentive compensation costs and functional cost savings realized from the Momentive Combination, as well as higher unallocated foreign currency transaction gains.

Reconciliation of Segment EBITDA to Net Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$101	$157	$215	$307
Forest Products Resins	56	50	102	95
Corporate and Other	(12)	(18)	(26)	(35)

Reconciliation:
Items not included in Segment EBITDA
Asset impairments and other non-cash charges	—	(21)	(48)	(21)
Business realignment costs	(3)	(5)	(18)	(8)
Integration costs	(1)	(5)	(6)	(10)
Net (loss) income from discontinued operations	—	(3)	—	2
Other	(3)	16	4	12
Total adjustments	(7)	(18)	(68)	(25)
Interest expense, net	(67)	(65)	(132)	(129)
Income tax expense	(4)	—	(2)	(3)
Depreciation and amortization	(39)	(43)	(77)	(84)
Net income	$28	$63	$12	$126
 Items Not Included in Segment EBITDA
Asset impairments and non-cash charges primarily represent asset impairments, stock-based compensation expense, accelerated depreciation on closing facilities and unrealized derivative and foreign exchange gains and losses. Business realignment costs for the three and six months ended June 30, 2012 primarily include expenses from the Company's restructuring and cost optimization programs. Business realignment costs for the three and six months ended June 30, 2011 primarily relate to expenses from minor restructuring programs. Integration costs relate primarily to the Momentive Combination. Net income from discontinued operations represents the results of the IAR and CCR businesses.
Not included in Segment EBITDA are certain non-cash and other income and expenses. For the three and six months ended June 30, 2012, these items primarily include net realized foreign exchange transaction gains and insurance recoveries related to the terminated Huntsman merger, partially offset by losses on the disposal of assets. For the three and six months ended June 30, 2011, these items include primarily business optimization expenses and retention program costs, offset by realized foreign exchange transaction gains and a gain recognized on the termination of an operator agreement with a customer.

Liquidity and Capital Resources
Sources and Uses of Cash
We are a highly leveraged company. Our primary sources of liquidity are cash flows generated from operations and availability under our senior secured credit facilities. Our primary liquidity requirements are interest, working capital and capital expenditures.

At June 30, 2012, we had $3,495 of unaffiliated debt, including $65 of short-term debt and capital lease maturities. In addition, at June 30, 2012, we had $602 in liquidity consisting of the following:

•	$333 of unrestricted cash and cash equivalents;

•	$187 of borrowings available under our senior secured revolving credit facilities; and

•	$82 of borrowings available under credit facilities at certain international subsidiaries
We do not believe there is any risk to funding our liquidity requirements in any particular jurisdiction.
Our net working capital (defined as accounts receivable and inventories less accounts and drafts payable) at June 30, 2012 and December 31, 2011 was $641 and $556, respectively. A summary of the components of our net working capital as of June 30, 2012 and December 31, 2011 is as follows:

	June 30, 2012	% of LTM Net Sales	December 31, 2011	% of LTM Net Sales
Accounts receivable	$695	14%	$592	11%
Inventories	436	9%	357	7%
Accounts and drafts payable	(490)	(10)%	(393)	(8)%
Net working capital	$641	13%	$556	10%
The increase in net working capital of $85 from December 31, 2011 was a result of the increase in volumes and raw material prices in the first half of 2012, which drove increases in accounts receivable and inventory. The inventory increase was more than offset by an increase in accounts payable, driven by the same factors. We continue to aggressively manage inventory levels. To minimize the impact of net working capital on cash flows, we continue to review inventory safety stock levels, focus on receivable collections by offering incentives to customers to encourage early payment or accelerate receipts through the sale of receivables and negotiate with vendors to contractually extend payment terms whenever possible. In the six months ended June 30, 2012, in partnership with certain customers, we entered into accounts receivable sale agreements to sell a portion of our trade accounts receivable. As of June 30, 2012, through these agreements, we effectively accelerated the timing of cash receipts by $28. We may continue to accelerate cash receipts under these agreements, as appropriate, in order to minimize our investment in working capital.
We periodically borrow from the revolving credit facility under our senior secured credit facilities to support our short-term liquidity requirements, particularly when net working capital requirements increase in response to seasonality of our volumes in the summer months. During the first half of 2012 and at June 30, 2012 there were no outstanding borrowings under the revolving facility.
Preferred Equity Commitment and Issuance
In December 2011, in connection with a previous commitment, Momentive Holdings issued 28,785,935 preferred units and 28,785,935 warrants to purchase common units of Momentive Holdings to affiliates of Apollo for a purchase price of $205 (the “Preferred Equity Issuance”). Momentive Holdings contributed $205 of the proceeds from the Preferred Equity Issuance to MSC Holdings at the end of December 2011 and MSC Holdings contributed the amount to the Company in December 2011 and early January 2012. As a result, the Company's unrestricted cash position benefited on a net basis by approximately $100.
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
Short-term Outlook
In the remainder of 2012, we expect net working capital to decrease, primarily driven by the seasonal slowdown in the fourth quarter. Given our strong liquidity at the outset of 2012 and increased cash position as a result of the Preferred Equity Issuance, coupled with the March Refinancing Transactions, we feel that we are favorably positioned to maintain adequate liquidity throughout 2012 and the foreseeable future to fund our ongoing operations, cash debt service obligations and any additional investment in net working capital.

Two of the Company’s wholly owned international subsidiaries were not in compliance with a financial covenant under their respective loan agreements when they delivered their audited financial statements for the year ended December 31, 2011 in the second quarter of 2012. As of December 31, 2011, outstanding debt of approximately $31 was classified as “Debt payable within one year” in the unaudited Condensed Consolidated Balance Sheets. In March 2012, the Company subsequently obtained a covenant waiver from one of the respective banks, representing approximately $25 of the $31. As of June 30, 2012, the Company has reclassified $25 of the respective debt to “Long-term debt” in the unaudited Condensed Consolidated Balance Sheets.
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
Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30:

	2012	2011
Sources (uses) of cash:
Operating activities	$(11)	$(43)
Investing activities	(50)	103
Financing activities	(36)	(51)
Effect of exchange rates on cash flow	2	3
Net change in cash and cash equivalents	$(95)	$12
Operating Activities
In the first half of 2012, operations used $11 of cash. Net income of $12 included $113 of net non-cash expense items, of which $77 was for depreciation and amortization. Working capital (defined as accounts receivable and inventories less accounts and drafts payable) used $116, which was driven by increases in accounts receivable and inventory due to sequential sales volume increases and increased sales pricing driven by raw material price increases. These increases were partially offset by increases in accounts payable, driven by the same factors. Changes in other assets and liabilities and income taxes payable used $20 due to the timing of when items were expensed versus paid, which primarily included interest expense, employee retention programs, taxes and restructuring expenses.
In the first half of 2011, operations used $43 of cash. Net income of $126 included $87 of net non-cash items, of which $86 was for depreciation and amortization. Working capital used $163, which was driven by higher sales volumes and increased sales pricing driven by raw material price increases. Changes in other assets and liabilities and income taxes payable used $93 due to the payout of prior year incentive compensation programs and the timing of when items were expensed versus paid.
Investing Activities
In the first half of 2012, investing activities used $50. We spent $58 for capital expenditures, which primarily related to plant expansions, improvements and maintenance related capital expenditures. We also generated $9 from the sale of certain assets and $2 of proceeds from matured debt securities. Additionally, we extended loans of $3 to unconsolidated affiliates.
In the first half of 2011, investing activities provided $103. We generated cash of $173 from the sale of our IAR and CCR businesses, and spent $71 for capital expenditures, which primarily relates to plant expansions and improvements.
Financing Activities
In the first half of 2012, financing activities used $36. This consisted of net long-term debt repayments of $22 and credit facility fees of $13 as a result of the March Refinancing Transactions. Net-short term debt repayments were $15. We also received $16 of the remaining proceeds from our parent as a result of the Preferred Equity Issuance.
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
As of June 30, 2012, we were in compliance with all financial covenants that govern our senior secured credit facilities, including our senior secured debt to Adjusted EBITDA ratio. The Company believes that a default under its senior secured bank leverage ratio covenant in our Senior Secured Credit Facility is not reasonably likely to occur.

June 30, 2012
LTM Period
Reconciliation of Net Income to Adjusted EBITDA
Net income	$3
Income tax expense	1
Interest expense, net	265
Depreciation and amortization	160
EBITDA	429
Adjustments to EBITDA:
Asset impairments and other non-cash charges(1)	72
Business realignments (2)	25
Integration costs (3)	22
Other (4)	27
Cost reduction programs savings (5)	24
Savings from Shared Services Agreement(6)	18
Adjusted EBITDA	$617
Fixed charges (7)	$254
Ratio of Adjusted EBITDA to Fixed Charges (8)	2.43

(1)	Represents asset impairments, stock-based compensation, accelerated depreciation on closing facilities and unrealized foreign exchange and derivative activity.

(2)	Represents headcount reduction expenses and plant rationalization costs related to cost reduction programs and other costs associated with business realignments.

(3)	Primarily represents integration costs associated with the Momentive Combination.

(4)
Primarily includes pension expense related to formerly owned businesses, business optimization expenses, management fees, retention program costs, and certain intercompany or non-operational realized foreign currency activity.

(5)	Represents pro forma impact of in-process cost reduction programs savings.

(6)	Primarily represents pro forma impact of expected savings from the Shared Services Agreement with MPM in conjunction with the Momentive Combination.

(7)	Reflects pro forma interest expense based on interest rates at July 19, 2012, as if the March Refinancing Transactions had taken place at the beginning of the period.

(8)
The Company’s ability to incur additional indebtedness is restricted under the indentures governing certain notes, unless the Company has an Adjusted EBITDA to Fixed Charges ratio of 2.0 to 1.0. As of June 30, 2012, the Company was able to satisfy this test.

Contractual Obligations
The following table presents our contractual cash obligations as of December 31, 2011 related to our long-term debt, as adjusted for the March Refinancing Transactions.
We do not believe our other cash obligations have changed materially since December 31, 2011.

	Payments Due By Year
Contractual Obligations	2012	2013	2014	2015	2016	2017 and beyond	Total
Operating activities:
Interest on fixed rate debt obligations	$215	$199	$197	$195	$194	$512	$1,512
Interest on variable rate debt obligations	40	46	44	13	—	—	143
Financing activities:
Non-affiliated long-term debt, including current maturities	108	24	188	900	20	2,287	3,527
 Recently Issued Accounting Standards
Newly Adopted Accounting Standards
On January 1, 2012, we adopted the provisions of Accounting Standards Update No. 2011-04: Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 amended existing fair value measurement guidance and is intended to align U.S. GAAP and International Financial Reporting Standards. The guidance requires several new disclosures, including additional quantitative information about significant unobservable inputs used in Level 3 fair value measurements and a qualitative description of the valuation process for both recurring and nonrecurring Level 2 and Level 3 fair value measurements. ASU 2011-04 also requires the disclosure of all fair value measurements by fair value hierarchy level, amongst other requirements. The adoption of ASU 2011-04 did not have a material impact on our unaudited Condensed Consolidated Financial Statements.
On January 1, 2012, we adopted the provisions of Accounting Standards Update No. 2011-05: Comprehensive Income (“ASU 2011-05”), which was issued by the FASB in June 2011 and amended by Accounting Standards Update No. 2011-12: Comprehensive Income (“ASU 2011-12”) issued in December 2011. ASU 2011-05 amended presentation guidance by eliminating the option for an entity to present the components of comprehensive income as part of the statement of changes in stockholders' equity and required presentation of comprehensive income in a single continuous financial statement or in two separate but consecutive financial statements. ASU 2011-12 deferred the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in ASU 2011-05. The amendments in ASU 2011-05 did not change the items that must be reported in other comprehensive income or when an item of comprehensive income must be reclassified to net income. We have presented comprehensive income in a separate and consecutive statement entitled, “Condensed Consolidated Statements of Comprehensive Income.”
Newly Issued Accounting Standards
There were no newly issued accounting standards in the first half of 2012 applicable to our unaudited Condensed Consolidated Financial Statements.
Critical Accounting Estimates
While we continue to remain in full valuation allowance against our deferred income tax assets in various taxing jurisdictions as of June 30, 2012, due to the current and continued growth of earnings in these jurisdictions, it is reasonably possible that we could release a portion of these valuation allowances to income over the next 12 months as a result of positive evidence to support the realization of such assets. Conversely, for certain unrelated jurisdictions, it is reasonably possible due to potential settlements with tax authorities, that a material valuation allowance could be established within the next 12 months.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no material developments during the first half of 2012 on the matters we have previously disclosed about quantitative and qualitative market risk in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4T.	Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we, under the supervision and with the participation of our Disclosure Committee and our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.
Changes in Internal Controls
There have been no changes in the Company’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Item 1.	Legal Proceedings
Environmental Institution of Paraná IAP—On August 10, 2005, the Environmental Institute of Paraná (IAP), an environmental agency in the State of Paraná, provided Hexion Quimica Industria, the Company’s Brazilian subsidiary, with notice of an environmental assessment in the amount of 12 Brazilian reais. The assessment related to alleged environmental damages to the Paranagua Bay caused in November 2004 from an explosion on a shipping vessel carrying methanol purchased by the Company. The investigations performed by the public authorities have not identified any actions of the Company that contributed to or caused the accident. The Company responded to the assessment by filing a request to have it cancelled and by obtaining an injunction precluding execution of the assessment pending adjudication of the issue. In November 2010, the Court denied the Company’s request to cancel the assessment and lifted the injunction that had been issued. The Company responded to the ruling by filing an appeal in the State of Paraná Court of Appeals. In March 2012, the Company was informed that the Court of Appeals had denied the Company’s appeal. The Company continues to believe that the assessment is invalid, and on June 4, 2012 it filed appeals to the Superior Court of Justice and the Supreme Court of Brazil. Because the Company continues to believe it has strong defenses against the validity of the assessment, it does not believe that a loss is probable. At June 30, 2012, the amount of the assessment, including tax, penalties, monetary correction and interest, is 28 Brazilian reais, or approximately $14.
There have been no other material developments during the second quarter of 2012 in any of the ongoing legal proceedings that are included in our Annual Report on Form 10-K for the year ended December 31, 2011 or our Quarterly Report on Form 10-Q for the three months ended March 31, 2012.

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
Due to recent worldwide economic developments, the short-term outlook for 2012 for our business is difficult to predict. In the first half of 2012, we experienced sequential volume increases, although this was largely due to seasonal re-stocking. We expect the continued volatility in the global financial markets, the ongoing debt crisis in Europe, economic softness within China and Asia Pacific regions and lack of consumer confidence will continue to lead to stagnant demand for products within both of our reportable segments in 2012. We expect overall volumes to remain relatively flat in 2012 as compared to 2011 due to the factors cited above; however, we cannot assure you that volumes will not decline.

Fluctuations in direct or indirect raw material costs could have an adverse impact on our business.
Raw materials costs made up approximately 70% of our cost of sales in 2011. The prices of our direct and indirect raw materials have been, and we expect them to continue to be, volatile. If the cost of direct or indirect raw materials increases significantly and we are unable to offset the increased costs with higher selling prices, our profitability will decline. Increases in prices for our products could also hurt our ability to remain both competitive and profitable in the markets in which we compete.
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
Compliance with environmental, health and safety laws and regulations, and maintenance of permits, can be costly and complex, and we have incurred and will continue to incur costs, including capital expenditures and costs associated with the issuance and maintenance of letters of credit, to comply with these requirements. In 2011, we incurred capital expenditures of $26 to comply with environmental laws and regulations and to make other environmental improvements. If we are unable to comply with environmental, health and safety laws and regulations, or maintain our permits, we could incur substantial costs, including fines and civil or criminal sanctions, third party property damage or personal injury claims or costs associated with upgrades to our facilities or changes in our manufacturing processes in order to achieve and maintain compliance, and may also be required to halt permitted activities or operations until any necessary permits can be obtained or complied with. In addition, future developments or increasingly stringent regulations could require us to make additional unforeseen environmental expenditures, which could have a material adverse effect on our business.
Environmental, health and safety requirements change frequently and have tended to become more stringent over time. We cannot predict what environmental, health and safety laws and regulations or permit requirements will be enacted or amended in the future, how existing or future laws or regulations will be interpreted or enforced or the impact of such laws, regulations or permits on future production expenditures, supply chain or sales. Our costs of compliance with current and future environmental, health and safety requirements could be material. Such future requirements include legislation designed to reduce emissions of carbon dioxide and other substances associated with climate change (“greenhouse gases”). The European Union has enacted greenhouse gas emissions legislation and continues to expand the scope of such legislation. The U.S. Environmental Protection Agency (“USEPA”) has promulgated regulations applicable to projects involving greenhouse gas emissions above a certain threshold, and the United States and certain states within the United States have enacted, or are considering, limitations on greenhouse gas emissions. These requirements to limit greenhouse gas emissions could significantly increase our energy costs, and may also require us to incur material capital costs to modify our manufacturing facilities.
In addition, we are subject to liability associated with hazardous substances in soil, groundwater and elsewhere at a number of sites. These include sites that we formerly owned or operated and sites where hazardous wastes and other substances from our current and former facilities and operations have been sent, treated, stored or disposed of, as well as sites that we currently own or operate. Depending upon the circumstances, our liability may be strict, joint and several, meaning that we may be held responsible for more than our proportionate share, or even all, of the liability involved regardless of our fault or whether we are aware of the conditions giving rise to the liability. Environmental conditions at these sites can lead to environmental cleanup liability and claims against us for personal injury or wrongful death, property damages and natural resource damages, as well as to claims and obligations for the investigation and cleanup of environmental conditions. The extent of any of these liabilities is difficult to predict, but in the aggregate such liabilities could be material.
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

Because of certain government public health agencies’ concerns regarding the potential for adverse human health effects, formaldehyde is a regulated chemical and public health agencies continue to evaluate its safety. In 2004, a division of the World Health Organization, the International Agency for Research on Cancer, or IARC, reclassified formaldehyde as “carcinogenic to humans,” a higher classification than set forth in previous IARC evaluations. In 2009, the IARC determined that there is sufficient evidence in human beings of a causal association between formaldehyde exposure and leukemia. In 2011, the National Toxicology Program within the U.S. Department of Health and Human Services, or NTP, issued its 12th Report on Carcinogens, or RoC, which lists formaldehyde as “known to be a human carcinogen.” This NTP listing was based, in part, upon certain studies reporting an increased risk of certain types of cancers, including myeloid leukemia, in individuals with higher measures of formaldehyde exposure (exposure level or duration). The USEPA is considering regulatory options for setting limits on formaldehyde emissions from composite wood products that use formaldehyde-based adhesives. The USEPA, under its Integrated Risk Information System, or IRIS, has also released a draft in June 2010 of its toxicological review of formaldehyde. This draft review states that formaldehyde meets the criteria to be described as “carcinogenic to humans” by the inhalation route of exposure based upon evidence of causal links to certain cancers, including leukemia. The National Academy of Sciences, or NAS, was requested by the USEPA to serve as the external peer review body for the draft review. The NAS reviewed the draft IRIS toxicological review and issued a report in April 2011 that criticized the draft IRIS toxicological review and stated that the methodologies and the underlying science used in the draft IRIS review did not clearly support a conclusion of a causal link between formaldehyde exposure and leukemia. It is possible that USEPA may revise the IRIS toxicological review to reflect the NAS findings, including the conclusions regarding a causal link between formaldehyde exposure and leukemia. According to NTP, a listing in the RoC indicates a potential hazard and does not assess cancer risks to individuals associated with exposures in their daily lives. However, the 2011 NTP report, as it exists now, could have material adverse effects on our business. In October 2011, the European Chemical Agency (ECHA) publicly released for comment the “Proposal for Harmonized Classification and Labelling Based on Regulation (EC) No 1272/2008 (C.I.P. Regulation), Annex VI, Part 2, Substance Name: FORMALDEHYDE Version Number 2, Date: 28 September 2011.” The French Member State Competent Authorities (MSCA) proposes that formaldehyde be reclassified as a Category 1A Carcinogen and Category 2 Mutagen based upon their current review of the available evidence. The proposal cites a relationship to nasopharyngeal cancer (NPC). NPC is a rare cancer of the upper respiratory tract. The Risk Assessment Committee (RAC) of ECHA will be evaluating the proposal through 2012. The RAC is made up of representatives from all EU member states. It is possible that new regulatory requirements could be promulgated to limit human exposure to formaldehyde, that we could incur substantial additional costs to meet any such regulatory requirements, and that there could be a reduction in demand for our formaldehyde-based products. These additional costs and reduced demand could have a material adverse effect on our operations and profitability.
Bis-phenol A (BPA), which is used as an intermediate at our Deer Park, Texas and Pernis, Netherlands manufacturing facilities, and is also sold directly to third parties, is currently under evaluation as an “endocrine disrupter.” Endocrine disrupters are chemicals that have been alleged to interact with the endocrine systems of human beings and wildlife and disrupt their normal processes. BPA continues to be subject to scientific, regulatory and legislative review and negative publicity. Several significant reviews on the safety of BPA were performed by prestigious regulatory and scientific bodies around the globe. These include the World Health Organization (WHO), U.S. Food and Drug Administration (FDA), European Food Safety Authority (EFSA), Japanese Research Institute of Science for Safety and Sustainability, The German Society of Toxicology and Health Canada. We do not believe it is possible at this time to predict the outcome of regulatory and legislative initiatives relating to BPA. In the event that BPA is further regulated or banned for use in certain products, substantial additional operating costs would be likely in order to meet more stringent regulation of this chemical and could reduce demand for the chemical and have a material adverse effect on our operations and profitability.
We manufacture resin-encapsulated sand. Because sand consists primarily of crystalline silica, potential exposure to silica particulate exists. Overexposure to crystalline silica is a recognized health hazard. The Occupational Safety and Health Administration (“OSHA”) continues to maintain on its regulatory calendar the possibility of promulgating a comprehensive occupational health standard for crystalline silica. A proposed rule, which would, among other things, lower the permissible occupational exposure limits to airborne crystalline silica particulate to which workers would be allowed to be exposed was sent to the Office of Management and Budget (OMB) for review in February 2011, but OMB has extended its review period indefinitely. We may incur substantial additional costs to comply with any new OSHA regulations.
In addition, we sell resin-encapsulated sand (proppants) to oil and natural gas drilling operators for use in a process known as hydraulic fracturing. Drilling and hydraulic fracturing of wells is under public and governmental scrutiny due to potential environmental and physical impacts, including possible contamination of groundwater and drinking water and possible links to earthquakes. Currently, studies and reviews of hydraulic fracturing environmental impacts are underway by the USEPA, as directed by the U.S. Congress in 2010. Legislation is being considered or has been adopted by various U.S. states and localities to require public disclosure of the contents of the fracking fluids and/or to further regulate oil and natural gas drilling. New laws and regulations could affect the confidential business information of fracking fluids, including those associated with our proppant technologies and the number of wells drilled by operators, decrease demand for our resin-coated sands and cause a decline in our operations and financial performance. Such a decline in demand could also increase competition and decrease pricing of our products, which could also have a negative impact on our profitability and financial performance.
Scientists periodically conduct studies on the potential human health and environmental impacts of chemicals, including products we manufacture and sell. Also, nongovernmenal advocacy organizations and individuals periodically issue public statements alleging human health and environmental impacts of chemicals, including products we manufacture and sell. Based upon such studies or public statements, our customers may elect to discontinue the purchase and use of our products, even in the absence of any government regulation. Such actions could significantly decrease the demand for our products and, accordingly, have a material adverse effect on our business, financial condition, cash flows and profitability. In July 2012, the FDA concluded that polycarbonate, a plastic resin made from BPA, was no longer being used in the manufacture of certain infant and toddler beverage containers and, accordingly, approved a petition from the American Chemistry Council to remove polycarbonate from the list of material approved for the use in the manufacture of such beverage containers. Abandonment of such uses of polycarbonate was due at least in part to public statements alleging health effects on infants and toddlers of small amounts of BPA released from the polycarbonate. Although the FDA's determination will not have a direct impact on our business, it could eventually result in a determination by some of our customers to discontinue or decrease the use of our products made from BPA.

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
As discussed above, we manufacture and sell products containing formaldehyde, and certain governmental bodies have stated that there is a causal link between formaldehyde exposure and certain types of cancer, including myeloid leukemia and nasopharyngeal cancer. These conclusions could also become the basis of product liability litigation.
Other products we have made or used have been and could be the focus of legal claims based upon allegations of harm to human health. While we cannot predict the outcome of pending suits and claims, we believe that we maintain adequate reserves, in accordance with our policy, to address currently pending litigation and are adequately insured to cover currently pending and foreseeable future claims. However, an unfavorable outcome in these litigation matters could have a material adverse effect on our business, financial condition and/or profitability and cause our reputation to decline.
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
We have not yet realized all of the cost savings and synergies we expect to achieve from our current strategic initiatives, including the Momentive Combination and those related to shared services and logistics optimization, best-of-source contractual terms, procurement savings, regional site rationalization, administrative and overhead savings, and new product development, and may not be able to realize such cost savings or synergies. A variety of risks could cause us not to realize the expected cost savings and synergies, including but not limited to, the following: the shared services agreement between us and MPM entered into on October 1, 2010, and amended on March 17, 2011, and referred to herein as the Shared Services Agreement, may be viewed negatively by vendors, customers or financing sources, negatively impacting potential benefits; any difficulty or inability to integrate shared services with our business; higher than expected severance costs related to staff reductions; higher than expected retention costs for employees that will be retained; higher than expected stand-alone overhead expenses; delays in the anticipated timing of activities related to our cost-saving plan; increased complexity and cost in collaborating between us and MPM and establishing and maintaining shared services; and other unexpected costs associated with operating our business.
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
We have substantial consolidated indebtedness. As of June 30, 2012 we had approximately $3.5 billion of consolidated outstanding indebtedness, including payments due within the next twelve months and short-term borrowings. Based on the amount of indebtedness outstanding at June 30, 2012, our annualized cash interest expense is projected to be approximately $247 based on interest rates at June 30, 2012, of which $199 represents cash interest expense on fixed-rate obligations, including variable rate debt subject to interest rate swap agreements.
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
As of June 30, 2012, approximately $809, or 23%, of our borrowings were at variable interest rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Assuming our consolidated variable interest rate indebtedness outstanding as of June 30, 2012 remains the same, an increase of 1% in the interest rates payable on our variable rate indebtedness would increase our annual estimated debt-service requirements by approximately $9. Accordingly, an increase in interest rates from current levels could cause our annual debt-service obligations to increase significantly.
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
In addition, at any time that loans or letters of credit are outstanding and not cash collateralized thereunder, the agreement governing our revolving credit facility, which is part of our senior secured credit facilities, requires us to maintain a specified leverage ratio. At June 30, 2012, we were in compliance with our leverage ratio maintenance covenant set forth in our senior secured credit facilities. If business conditions weaken, we may not comply with our leverage ratio covenant for future periods. If we are at risk of failing to comply with our leverage ratio covenant, we would pursue additional cost saving actions, restructuring initiatives or other business or capital structure optimization measures available to us to remain in compliance with these covenants, but any such measures may be unsuccessful or may be insufficient to maintain compliance with our leverage ratio covenants.
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
Our direct parent company has incurred substantial indebtedness, and likely will need to rely upon distributions from us to pay such indebtedness. As of June 30, 2012, the aggregate principal amount outstanding of MSC Holdings’ term loans was $236. These loans accrue interest in-kind until maturity in December 2014 if elected by MSC Holdings.

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
Our subsidiaries own a significant portion of our consolidated assets and conduct a significant portion of our consolidated operations. Repayment of our indebtedness depends, to a significant extent, on the generation of cash flows and the ability of our subsidiaries to make cash available to us by dividend, debt repayment or otherwise. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments on our indebtedness. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from subsidiaries. While there are limitations on the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make intercompany payments, these limitations are subject to certain qualifications and exceptions. In the event that we are unable to receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.
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
There were no defaults upon senior securities during the first half of 2012.

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

MOMENTIVE SPECIALTY CHEMICALS INC.

Date:	August 8, 2012	/s/ William H. Carter
William H. Carter
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)