Form 10-Q
period 2012-09-30
MOMENTIVE SPECIALTY CHEMICALS INC.
filed 2012-11-13
CIK 13239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on November 1, 2012: 82,556,847

MOMENTIVE SPECIALTY CHEMICALS INC.

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions, except share data)	September 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents (including restricted cash of $3)	$340	$431
Short-term investments	5	7
Accounts receivable (net of allowance for doubtful accounts of $17 and $19, respectively)	637	592
Inventories:
Finished and in-process goods	294	254
Raw materials and supplies	118	103
Other current assets	97	72
Total current assets	1,491	1,459
Deferred income taxes	362	4
Other assets, net	171	165
Property and equipment:
Land	89	88
Buildings	296	298
Machinery and equipment	2,343	2,300
	2,728	2,686
Less accumulated depreciation	(1,571)	(1,477)
	1,157	1,209
Goodwill	167	167
Other intangible assets, net	93	104
Total assets	$3,441	$3,108
Liabilities and Deficit
Current liabilities
Accounts and drafts payable	$421	$393
Debt payable within one year	73	117
Affiliated debt payable within one year	2	2
Interest payable	60	61
Income taxes payable	5	15
Accrued payroll and incentive compensation	42	57
Other current liabilities	145	132
Total current liabilities	748	777
Long-term liabilities
Long-term debt	3,426	3,420
Long-term pension and post employment benefit obligations	205	223
Deferred income taxes	65	72
Other long-term liabilities	162	156
Advance from affiliates	—	225
Total liabilities	4,606	4,873
Commitments and contingencies (See Note 9)
Deficit
Common stock—$0.01 par value; 300,000,000 shares authorized, 170,605,906 issued and 82,556,847 outstanding at September 30, 2012 and December 31, 2011	1	1
Paid-in capital	752	533
Treasury stock, at cost—88,049,059 shares	(296)	(296)
Note receivable from parent	(24)	(24)
Accumulated other comprehensive income	22	17
Accumulated deficit	(1,621)	(1,997)
Total Momentive Specialty Chemicals Inc. shareholder’s deficit	(1,166)	(1,766)
Noncontrolling interest	1	1
Total deficit	(1,165)	(1,765)
Total liabilities and deficit	$3,441	$3,108
See Notes to Condensed Consolidated Financial Statements

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Net sales	$1,177	$1,322	$3,672	$4,054
Cost of sales	1,037	1,137	3,182	3,445
Gross profit	140	185	490	609
Selling, general and administrative expense	74	82	238	253
Asset impairments	—	—	23	18
Business realignment costs	11	1	29	9
Other operating expense (income), net	4	1	13	(20)
Operating income	51	101	187	349
Interest expense, net	66	67	198	196
Other non-operating (income) expense, net	(2)	5	(1)	3
(Loss) income from continuing operations before income tax and earnings from unconsolidated entities	(13)	29	(10)	150
Income tax benefit	(373)	(5)	(371)	(2)
Income from continuing operations before earnings from unconsolidated entities	360	34	361	152
Earnings from unconsolidated entities, net of taxes	4	5	15	11
Net income from continuing operations	364	39	376	163
Net income from discontinued operations, net of taxes	—	—	—	2
Net income	$364	$39	$376	$165
See Notes to Condensed Consolidated Financial Statements

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Net income	$364	$39	$376	$165
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	18	(76)	3	(25)
Gain (loss) recognized from pension and postretirement benefits	1	(1)	1	(1)
Net gain from cash flow hedge activity	—	—	1	—
Other comprehensive income (loss)	19	(77)	5	(26)
Comprehensive income (loss)	$383	$(38)	$381	$139
See Notes to Condensed Consolidated Financial Statements

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(In millions)	2012	2011
Cash flows provided by (used in) operating activities
Net income	$376	$165
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	115	128
Deferred tax benefit	(388)	(19)
Non-cash asset impairments and accelerated depreciation	31	18
Unrealized foreign currency losses	18	1
Other non-cash adjustments	5	(2)
Net change in assets and liabilities:
Accounts receivable	(81)	(147)
Inventories	(58)	(88)
Accounts and drafts payable	40	31
Income taxes payable	(2)	(9)
Other assets, current and non-current	14	(28)
Other liabilities, current and long-term	(43)	(78)
Net cash provided by (used in) operating activities	27	(28)
Cash flows (used in) provided by investing activities
Capital expenditures	(92)	(109)
Proceeds from sale of (purchases of) debt securities, net	2	(3)
Change in restricted cash	—	3
Funds remitted to unconsolidated affiliates	(1)	(5)
Proceeds from sale of business, net of cash transferred	—	173
Proceeds from sale of assets	10	3
Net cash (used in) provided by investing activities	(81)	62
Cash flows used in financing activities
Net short-term debt (repayments) borrowings	(7)	11
Borrowings of long-term debt	451	455
Repayments of long-term debt	(479)	(507)
Repayment of advance from affiliates	(7)	—
Capital contribution from parent	16	—
Long-term debt and credit facility financing fees	(13)	(1)
Distribution paid to parent	(2)	(1)
Net cash used in financing activities	(41)	(43)
Effect of exchange rates on cash and cash equivalents	4	(3)
Decrease in cash and cash equivalents	(91)	(12)
Cash and cash equivalents (unrestricted) at beginning of period	428	180
Cash and cash equivalents (unrestricted) at end of period	$337	$168
Supplemental disclosures of cash flow information
Cash paid for:
Interest, net	$191	$211
Income taxes, net of cash refunds	17	19
Non-cash financing activity:
Non-cash capital contribution from parent	$218	$—
See Notes to Condensed Consolidated Financial Statements

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATED STATEMENT OF DEFICIT (Unaudited)

(In millions)	Common Stock	Paid-in Capital	Treasury Stock	Note Receivable From Parent	Accumulated Other Comprehensive Income (a)	Accumulated Deficit	Total Momentive Specialty Chemicals Inc. Deficit	Non-controlling Interest	Total
Balance at December 31, 2011	$1	$533	$(296)	$(24)	$17	$(1,997)	$(1,766)	$1	$(1,765)
Net income	—	—	—	—	—	376	376	—	376
Other comprehensive income	—	—	—	—	5	—	5	—	5
Stock-based compensation expense	—	3	—	—	—	—	3	—	3
Non-cash capital contribution from parent	—	218	—	—	—	—	218	—	218
Distribution declared to parent ($0.02 per share)	—	(2)	—	—	—	—	(2)	—	(2)
Balance at September 30, 2012	$1	$752	$(296)	$(24)	$22	$(1,621)	$(1,166)	$1	$(1,165)

(a)
Accumulated other comprehensive income at September 30, 2012 represents $133 of net foreign currency translation gains, net of tax and a $111 unrealized loss, net of tax, related to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement benefit plans. Accumulated other comprehensive income at December 31, 2011 represents $130 of net foreign currency translation gains, net of tax, $1 of net deferred losses on cash flow hedges and a $112 unrealized loss, net of tax, related to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement benefit plans.

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In millions, except share and common unit data)
1. Background and Basis of Presentation
Based in Columbus, Ohio, Momentive Specialty Chemicals Inc., (which may be referred to as “MSC” or the “Company”) serves global industrial markets through a broad range of thermoset technologies, specialty products and technical support for customers in a diverse range of applications and industries. The Company's business is organized based on the products offered and the markets served. At September 30, 2012, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins.
The Company's direct parent is Momentive Specialty Chemicals Holdings LLC (“MSC Holdings”), a holding company and wholly owned subsidiary of Momentive Performance Materials Holdings LLC (“Momentive Holdings”), the ultimate parent entity of MSC. On October 1, 2010, MSC Holdings and Momentive Performance Materials Holdings Inc. (“MPM Holdings”), the parent company of Momentive Performance Materials Inc. (“MPM”), became subsidiaries of Momentive Holdings. This transaction is referred to as the “Momentive Combination.” Momentive Holdings is controlled by investment funds managed by affiliates of Apollo Management Holdings, L.P. (together with Apollo Global Management, LLC and its subsidiaries, “Apollo”). Apollo may also be referred to as the Company's owner.
During the first quarter of 2012, the Company recorded an out of period loss of approximately $3 related to the disposal of long-lived assets. As a result of this adjustment, the Company’s Loss from continuing operations before income tax increased by $3 and Net income decreased by $2 for the nine months ended September 30, 2012. Of the $3 increase to Loss from continuing operations before income tax, approximately $1 and $2 should have been recorded in the years ended December 31, 2011 and 2010, respectively. Management does not believe that this out of period error is material to the unaudited Condensed Consolidated Financial Statements for the nine months ended September 30, 2012, or to any prior periods. Additionally, the Company revised the unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2011 to correct for the classification of dividends of $9 received from an unconsolidated affiliate that were originally included in investing activities but have now been properly classified in operating activities. Footnotes contained herein have been revised, where applicable, for the revision discussed above.
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
During the nine months ended September 30, 2012, the Company recorded the following asset impairments:
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
In addition, the Company recorded accelerated depreciation of $1 and $8 related to closing facilities during the three and nine months ended September 30, 2012, respectively.
Subsequent Events—The Company has evaluated events and transactions subsequent to September 30, 2012 through November 13, 2012, the date of issuance of its unaudited Condensed Consolidated Financial Statements.
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
Newly Issued Accounting Standards
There were no newly issued accounting standards in the first nine months of 2012 applicable to the Company's unaudited Condensed Consolidated Financial Statements.
3. Discontinued Operations

North American Coatings and Composite Resins Business
On May 31, 2011, the Company sold its North American coatings and composite resins business (“CCR Business”) to PCCR USA, Inc., a subsidiary of Investindustrial, a European investment group. For the nine months ended September 30, 2011, the CCR Business had net sales of $114 and a pre-tax loss of $3. The CCR Business is reported as a discontinued operation for all periods presented.
Global Inks and Adhesive Resins Business
On January 31, 2011, the Company sold its global inks and adhesive resins business (“IAR Business”) to Harima Chemicals Inc. For the nine months ended September 30, 2011, the IAR Business had net sales of $31 and pretax income of $6. The IAR Business is reported as a discontinued operation for all periods presented.
4. Restructuring
In 2012, in response to softening demand in certain of its businesses in the second half of 2011, the Company initiated significant restructuring programs with the intent to optimize its cost structure and bring manufacturing capacity in line with demand. At September 30, 2012, the Company had $16 of in-process cost reduction programs savings expected to be achieved over the remaining life of the projects. The Company estimates that these restructuring cost activities will occur over the next 12 to 15 months. As of September 30, 2012, the total costs expected to be incurred on restructuring activities are estimated at $33, consisting mainly of workforce reduction and site closure-related costs.
The following table summarizes restructuring information by type of cost:

	Workforce Reductions	Site Closure Costs	Other Projects	Total
Restructuring costs expected to be incurred	$25	$7	$1	$33
Cumulative restructuring costs incurred through September 30, 2012	$19	$7	$—	$26

Accrued liability at December 31, 2011	$6	$—	$—	$6
Restructuring charges	13	7	—	20
Payments	(5)	(7)	—	(12)
Accrued liability at September 30, 2012	$14	$—	$—	$14

Workforce reduction costs primarily relate to non-voluntary employee termination benefits and are accounted for under the guidance for nonretirement postemployment benefits or as exit and disposal costs, as applicable. During the three and nine months ended September 30, 2012 charges of $7 and $20, respectively, were recorded in “Business realignment costs” in the unaudited Condensed Consolidated Statements of Operations. At September 30, 2012 and December 31, 2011, the Company had accrued $14 and $6, respectively, for restructuring liabilities in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets.
The following table summarizes restructuring information by reporting segment:

	Epoxy, Phenolic and Coating Resins	Forest Products Resins	Corporate and Other	Total
Restructuring costs expected to be incurred	$12	$19	$2	$33
Cumulative restructuring costs incurred through September 30, 2012	$7	$18	$1	$26

Accrued liability at December 31, 2011	$1	$2	$3	$6
Restructuring charges (releases)	6	16	(2)	20
Payments	(3)	(9)	—	(12)
Accrued liability at September 30, 2012	$4	$9	$1	$14
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
During the three and nine months ended September 30, 2012 the Company recognized expense under the Management Consulting Agreement of $1 and $2, respectively. These amounts are included in “Other operating expense (income), net” in the Company’s unaudited Condensed Consolidated Statements of Operations.
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
Shared Services Agreement
On October 1, 2010, in conjunction with the Momentive Combination, the Company entered into a shared services agreement with MPM, as amended on March 17, 2011 (the “Shared Services Agreement”). Under this agreement, the Company provides to MPM, and MPM provides to the Company, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between the Company and MPM. Pursuant to this agreement, during the nine months ended September 30, 2012 and 2011, the Company incurred approximately $111 and $134, respectively, of net costs for shared services and MPM incurred approximately $106 and $128, respectively, of net costs for shared services. Included in the net costs incurred during the nine months ended September 30, 2012 and 2011, were net billings from the Company to MPM of $16 and $5, respectively, to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to 51% for the Company and 49% for MPM, as well as to reflect costs allocated 100% to one party. During the nine months ended September 30, 2012 and 2011, the Company realized approximately $19 and $21, respectively, in cost savings as a result of the Shared Services Agreement. The Company had accounts receivable from MPM of $3 and $15 as of September 30, 2012 and December 31, 2011, respectively, and accounts payable to MPM of $0 and $3 at September 30, 2012 and December 31, 2011, respectively.

Apollo Advance
In connection with the terminated Huntsman merger and related litigation settlement agreement and release among the Company, Huntsman and other parties entered into on December 14, 2008, the Company paid Huntsman $225. The settlement payment was funded to the Company by an advance from Apollo, while reserving all rights with respect to reallocation of the payments to other affiliates of Apollo. Under the provisions of the settlement agreement and release, the Company was only contractually obligated to reimburse Apollo for any insurance recoveries on the $225 settlement payment, net of expense incurred in obtaining such recoveries. Apollo agreed that the payment of any such insurance recoveries would satisfy the Company’s obligation to repay amounts received under the $225 advance.
In April 2012, the Company agreed to a settlement with its insurers to recover $10 in proceeds associated with the $225 settlement payment made to Huntsman in 2008. During the nine months ended September 30, 2012, the Company recognized the $10 settlement, which was recorded net of approximately $2 of fees related to the settlement, and is included in “Other operating expense (income), net” in the unaudited Condensed Consolidated Statements of Operations. In July 2012, the Company received approximately $1 from its insurers for reimbursement of expenses incurred in obtaining the recoveries, and remitted to Apollo the remaining $7 of the insurance settlement. Following receipt of the settlement payment, Apollo acknowledged the satisfaction of the Company's obligations to Apollo with respect to the $225 advance, which was previously recorded as a long-term liability. The remaining $218 was reclassified from a long-term liability to equity as a capital contribution from Apollo during the three months ended September 30, 2012.
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
Purchase of MSC Holdings Debt
In 2009, the Company purchased $180 in face value of the outstanding MSC Holdings LLC PIK Debt Facility for $24, including accrued interest. The loan receivable from MSC Holdings has been recorded at its acquisition value of $24 as a reduction of equity in the unaudited Condensed Consolidated Balance Sheets as MSC Holdings is the Company’s parent. In addition, at September 30, 2012 the Company has not recorded accretion of the purchase discount or interest income as ultimate receipt of these cash flows is under the control of MSC Holdings. The Company will continue to assess the collectibility of these cash flows to determine future amounts to record, if any.
Purchases and Sales of Products and Services with Apollo Affiliates and Other Related Parties
The Company sells products to certain Apollo affiliates, members of Momentive Holdings and other related parties. These sales were $5 and less than $1 for the three months ended September 30, 2012 and 2011, respectively, and $11 and $2 for the nine months ended September 30, 2012 and 2011, respectively. Accounts receivable from these affiliates were $5 and $1 at September 30, 2012 and December 31, 2011, respectively. The Company also purchases raw materials and services from certain Apollo affiliates. These purchases were $13 and $5 for the three months ended September 30, 2012 and 2011, respectively, and $31 and $25 for the nine months ended September 30, 2012 and 2011, respectively. The Company had accounts payable to Apollo affiliates of $1 at both September 30, 2012 and December 31, 2011.
Other Transactions and Arrangements
Momentive Holdings purchases insurance policies which also cover the Company and MPM. Amounts are billed to the Company based on the Company's relative share of the insurance premiums. Momentive Holdings billed the Company $12 for both the three and nine months ended September 30, 2012 and $14 for both the three and nine months ended September 30, 2011. The Company had accounts payable to Momentive Holdings of $6 and $3 under these arrangements at September 30, 2012 and December 31, 2011, respectively.
The Company sells finished goods to, and purchases raw materials from, its foundry joint venture between the Company and Delta-HA, Inc. (“HAI”). The Company also provides toll-manufacturing and other services to HAI. The Company’s investment in HAI is recorded under the equity method of accounting, and the related sales and purchases are not eliminated from the Company’s unaudited Condensed Consolidated Financial Statements. However, any profit on these transactions is eliminated in the Company’s unaudited Condensed Consolidated Financial Statements to the extent of the Company’s 50% interest in HAI. Sales and services provided to HAI were $28 and $26 for the three months ended September 30, 2012 and 2011, respectively, and $84 and $86 for the nine months ended September 30, 2012 and 2011, respectively. Accounts receivable from HAI were $17 and $14 at September 30, 2012 and December 31, 2011, respectively. Purchases from HAI were $6 and $10 for the three months ended September 30, 2012 and 2011, respectively, and $30 and $41 for the nine months ended September 30, 2012 and 2011, respectively. The Company had accounts payable to HAI of $4 at both September 30, 2012 and December 31, 2011. Additionally, HAI declared dividends to the Company of $4 during the three months ended September 30, 2011, and $13 and $9 during the nine months ended September 30, 2012 and 2011, respectively. No amounts remain outstanding related to these previously declared dividends as of September 30, 2012.

The Company’s purchase contracts with HAI represent a significant portion of HAI’s total revenue, and this factor results in the Company absorbing the majority of the risk from potential losses or the majority of the gains from potential returns. However, the Company does not have the power to direct the activities that most significantly impact HAI, and therefore, does not consolidate HAI. The carrying value of HAI’s assets were $49 and $48 at September 30, 2012 and December 31, 2011, respectively. The carrying value of HAI’s liabilities were $22 and $21 at September 30, 2012 and December 31, 2011, respectively.
The Company had a loan receivable from its unconsolidated forest products joint venture in Russia of $1 and $3 as of September 30, 2012 and December 31, 2011, respectively. The Company also had royalties receivable from its unconsolidated forest products joint venture in Russia of $4 and $2 as of September 30, 2012 and December 31, 2011, respectively.
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

Recurring Fair Value Measurements
Following is a summary of assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011:

	Fair Value Measurements Using			Total
	Level 1	Level 2	Level 3
September 30, 2012
Derivative liabilities	$—	$(2)	$—	$(2)
December 31, 2011
Derivative liabilities	—	(3)	—	(3)
Level 1 derivative liabilities primarily consist of financial instruments traded on exchange or futures markets. Level 2 derivative liabilities consist of derivative instruments transacted primarily in over the counter markets.
There were no transfers between Level 1, Level 2 or Level 3 measurements during the three or nine months ended September 30, 2012.
The Company calculates the fair value of its Level 1 derivative liabilities using quoted market prices. The Company calculates the fair value of its Level 2 derivative liabilities using standard pricing models with market-based inputs, adjusted for nonperformance risk. When its financial instruments are in a liability position, the Company evaluates its credit risk as a component of fair value. At September 30, 2012 and December 31, 2011, no adjustment was made by the Company to reduce its derivative liabilities for nonperformance risk.
When its financial instruments are in an asset position, the Company is exposed to credit loss in the event of nonperformance by other parties to these contracts and evaluates their credit risk as a component of fair value.

Non-recurring Fair Value Measurements
Following is a summary of losses as a result of the Company measuring assets at fair value on a non-recurring basis during the nine months ended September 30, 2012 and 2011, all of which were valued using Level 3 inputs:

	Nine Months Ended September 30,
	2012	2011
Long-lived assets held and used	$23	$18

During the nine months ended September 30, 2012, as a result of the likelihood that certain assets would be disposed of before the end of their estimated useful lives, resulting in lower future cash flows associated with these assets, the Company wrote down long-lived assets with a carrying value of $26 to fair value of $5, resulting in impairment charges of $15 and $6 on certain assets within its Epoxy, Phenolic and Coating Resins and Forest Products Resins segments, respectively. These long-lived assets were valued by using a discounted cash flow analysis based on assumptions that market participants would use. Significant unobservable inputs in the model included projected short-term future cash flows, projected growth rates and discount rates associated with these long-lived assets. Future projected short-term cash flows and growth rates were derived from probability-weighted forecast models based upon budgets prepared by the Company's management. These projected future cash flows were discounted using rates ranging from 2% to 3%.
During the nine months ended September 30, 2012, as a result of market weakness and the loss of a customer, resulting in lower future cash flows associated with certain assets, the Company wrote-down long-lived assets with a carrying value of $22 to a fair value of $20, resulting in an impairment charge of $2 within its Forest Products Resins segment. These long-lived assets were valued using a discounted cash flow analysis based on assumptions that market participants would use and incorporated probability-weighted cash flows based on the likelihood of various possible scenarios. Significant unobservable inputs in the model included projected future cash flows, projected growth rates and discount rates associated with these long-lived assets. Future projected cash flows and growth rates were derived from probability-weighted forecast models based upon budgets prepared by the Company's management. These projected future cash flows were discounted using rates ranging from 2% to 10%.
As a result of the permanent closure of a large customer in the second quarter of 2011 and continued competitive pressures resulting in successive periods of negative cash flows associated with certain assets within the Company's European forest products business, the Company wrote down long-lived assets with a carrying value of $29 to fair value of $11, resulting in an impairment charge of $18 for the nine months ended September 30, 2011. These assets were valued using a discounted cash flow analysis based on assumptions that market participants would use, and incorporated probability-weighted cash flows based on the likelihood of various possible scenarios. Significant unobservable inputs in the model included projected future cash flows, projected growth rates, discount rates and asset usage charges associated with certain intangible assets.
Non-derivative Financial Instruments
The following table summarizes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
September 30, 2012
Debt	$3,501	$—	$3,404	$11	$3,415
December 31, 2011
Debt	3,539	—	3,214	12	3,226
Fair values of debt classified as Level 2 are determined based on other similar financial instruments, or based upon interest rates that are currently available to the Company for the issuance of debt with similar terms and maturities. Level 3 amounts represent capital leases whose fair value is determined through the use of present value and specific contract terms. The carrying amounts of cash and cash equivalents, short term investments, accounts receivable, accounts and drafts payable and other accrued liabilities are considered reasonable estimates of their fair values due to the short-term maturity of these financial instruments.
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
The following tables summarize the Company’s derivative financial instruments:

		September 30, 2012		December 31, 2011
Liability Derivatives	Balance Sheet Location	Notional Amount	Fair Value Liability	Notional Amount	Fair Value Liability
Derivatives designated as hedging instruments:
Interest Rate Swaps
Interest swap – 2010	Other current liabilities	$325	$(1)	$350	$(2)
Total			$(1)		$(2)

Derivatives not designated as hedging instruments:
Interest Rate Swap
Australian dollar interest swap	Other current liabilities	$6	$—	$6	$—
Commodity Contracts
Electricity contracts	Other current liabilities	2	(1)	3	(1)
Natural gas futures	Other current liabilities	1	—	5	—
Total			$(1)		$(1)

Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized in OCI on Derivative for the Three Months Ended:		Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income for the Three Months Ended:
	September 30, 2012	September 30, 2011		September 30, 2012	September 30, 2011
Interest Rate Swaps
Interest swap – 2010	$(1)	$(1)	Interest expense, net	$(1)	$(1)
Total	$(1)	$(1)		$(1)	$(1)

Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized in OCI on Derivative for the Nine Months Ended:		Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income for the Nine Months Ended:
	September 30, 2012	September 30, 2011		September 30, 2012	September 30, 2011
Interest Rate Swaps
Interest swap – 2010	$(1)	$(3)	Interest expense, net	$(2)	$(3)
Total	$(1)	$(3)		$(2)	$(3)
As of September 30, 2012, the Company expects to reclassify $1 of losses recognized in Accumulated other comprehensive income to earnings over the next twelve months.

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivative for the Three Months Ended:		Location of Gain (Loss) Recognized in Income on Derivative
	September 30, 2012	September 30, 2011
Foreign Exchange and Interest Rate Swaps
Cross-Currency and Interest Rate Swap	$—	$1	Other non-operating expense, net
Commodity Contracts
Electricity contracts	(1)	—	Cost of sales
Natural gas futures	(1)	(1)	Cost of sales
Total	$(2)	$—

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivative for the Nine Months Ended:		Location of Gain (Loss) Recognized in Income on Derivative
	September 30, 2012	September 30, 2011
Foreign Exchange and Interest Rate Swaps
Cross-Currency and Interest Rate Swap	$—	$(1)	Other non-operating expense, net
Commodity Contracts
Electricity contracts	—	(1)	Cost of sales
Natural gas futures	(2)	(1)	Cost of sales
Total	$(2)	$(3)
8. Debt Obligations
Debt outstanding at September 30, 2012 and December 31, 2011 is as follows:

	September 30, 2012		December 31, 2011
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
Non-affiliated debt:
Senior Secured Credit Facilities:
Floating rate term loans due May 2013	$—	$—	$446	$8
Floating rate term loans due May 2015	898	15	910	15
Senior Secured Notes:
6.625% First-priority Senior Notes due 2020	450	—	—	—
8.875% Senior Secured Notes due 2018 (includes $6 of unamortized debt discount at September 30, 2012 and December 31, 2011)	994	—	994	—
Floating rate Second-priority Senior Secured Notes due 2014	120	—	120	—
9.00% Second-priority Senior Secured Notes due 2020	574	—	574	—
Debentures:
9.2% debentures due 2021	74	—	74	—
7.875% debentures due 2023	189	—	189	—
8.375% sinking fund debentures due 2016	62	—	62	—
Other Borrowings:
Australia Facility due 2014	31	5	36	5
Brazilian bank loans	19	40	—	65
Capital Leases	10	1	11	1
Other	5	12	4	23
Total non-affiliated debt	3,426	73	3,420	117
Affiliated debt:
Affiliated borrowings due on demand	—	2	—	2
Total affiliated debt	—	2	—	2
Total debt	$3,426	$75	$3,420	$119

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
Covenant Compliance
Two of the Company’s wholly-owned international subsidiaries were not in compliance with a financial covenant under their respective loan agreements when they delivered their audited financial statements for the year ended December 31, 2011. As of December 31, 2011, outstanding debt of approximately $31 was classified as “Debt payable within one year” in the unaudited Condensed Consolidated Balance Sheets. In March 2012, the Company obtained a covenant waiver from one of the respective banks, representing approximately $25 of the $31, which was subsequently reclassified to “Long-term debt” in the unaudited Condensed Consolidated Balance Sheets.
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
Environmental Institution of Paraná IAP—On August 10, 2005, the Environmental Institute of Paraná (IAP), an environmental agency in the State of Paraná, provided Hexion Quimica Industria, the Company’s Brazilian subsidiary, with notice of an environmental assessment in the amount of 12 Brazilian reais. The assessment related to alleged environmental damages to the Paranagua Bay caused in November 2004 from an explosion on a shipping vessel carrying methanol purchased by the Company. The investigations performed by the public authorities have not identified any actions of the Company that contributed to or caused the accident. The Company responded to the assessment by filing a request to have it cancelled and by obtaining an injunction precluding execution of the assessment pending adjudication of the issue. In November 2010, the Court denied the Company’s request to cancel the assessment and lifted the injunction that had been issued. The Company responded to the ruling by filing an appeal in the State of Paraná Court of Appeals. In March 2012, the Company was informed that the Court of Appeals had denied the Company’s appeal. The Company continues to believe that the assessment is invalid, and on June 4, 2012 it filed appeals to the Superior Court of Justice and the Supreme Court of Brazil. The Company continues to believe it has strong defenses against the validity of the assessment, and does not believe that a loss is probable. At September 30, 2012, the amount of the assessment, including tax, penalties, monetary correction and interest, is 29 Brazilian reais, or approximately $14.

The following table summarizes all probable environmental remediation, indemnification and restoration liabilities, including related legal expenses, at September 30, 2012 and December 31, 2011:

	Number of Sites		Liability		Range of Reasonably Possible Costs
Site Description	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	Low	High
Geismar, LA	1	1	$17	$17	$10	$24
Superfund and offsite landfills – allocated share:
Less than 1%	23	31	1	1	1	2
Equal to or greater than 1%	12	12	6	7	5	13
Currently-owned	13	12	7	5	5	13
Formerly-owned:
Remediation	11	10	2	1	1	13
Monitoring only	4	5	1	1	—	1
Total	64	71	$34	$32	$22	$66
These amounts include estimates for unasserted claims that the Company believes are probable of loss and reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of a range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. At September 30, 2012 and December 31, 2011, $8 and $6, respectively, has been included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets with the remaining amount included in “Other long-term liabilities.”
Following is a discussion of the Company’s environmental liabilities and the related assumptions at September 30, 2012:
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
Sites Under Current Ownership—The Company is conducting environmental remediation at a number of locations that it currently owns, of which ten sites are no longer in operation. As the Company is performing a portion of the remediation on a voluntary basis, it has some control over the costs to be incurred and the timing of cash flows. The Company expects to pay approximately $5 of these liabilities within the next five years, with the remainder over the next five years. The factors influencing the ultimate outcome include the methods of remediation elected, the conclusions and assessment of site studies remaining to be completed, and the time period required to complete the work. No other parties are responsible for remediation at these sites.

Formerly-Owned Sites—The Company is conducting environmental remediation at a number of locations that it formerly owned. The final costs to the Company will depend on the method of remediation chosen and the level of participation of third parties.
Monitoring Only Sites—The Company is responsible for a number of sites that require monitoring where no additional remediation is expected. The Company has established reserves for costs related to these sites. Payment of these liabilities is anticipated to occur over the next ten or more years. The ultimate cost to the Company will be influenced by fluctuations in projected monitoring periods or by findings that are different than anticipated.
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
Non-Environmental Legal Matters
The Company is involved in various legal proceedings in the ordinary course of business and had reserves of $10 and $7 at September 30, 2012 and December 31, 2011, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable. At September 30, 2012 and December 31, 2011, $6 and $3, respectively, has been included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets with the remaining amount included in “Other long-term liabilities.”
Following is a discussion of significant non-environmental legal proceedings:
Brazil Tax Claim— On October 15, 2012, the Appellate Court for the State of Sao Paulo rendered a unanimous decision in favor of the Company on this claim, which has been pending since 1992. In 1992, the State of Sao Paulo Administrative Tax Bureau issued an assessment against the Company's Brazilian subsidiary claiming that excise taxes were owed on certain intercompany loans made for centralized cash management purposes. These loans were characterized by the Tax Bureau as intercompany sales. Since that time, management and the Tax Bureau have held discussions and the subsidiary filed an administrative appeal seeking cancellation of the assessment. The Administrative Court upheld the assessment in December 2001. In 2002, the subsidiary filed a second appeal with the highest-level Administrative Court, again seeking cancellation of the assessment. In February 2007, the highest-level Administrative Court upheld the assessment. The Company requested a review of this decision. On April 23, 2008, the Brazilian Administrative Tax Tribunal issued its final decision upholding the assessment against the subsidiary. The Company filed an Annulment action in the Brazilian Judicial Courts in May 2008 along with a request for an injunction to suspend the tax collection. The injunction was denied but the Annulment action was pursued. The Company pledged certain properties and assets in Brazil during the pendency of the Annulment action in lieu of paying the assessment. In September 2010, in the Company's favor, the Court adopted its appointed expert's report finding that the transactions in question were intercompany loans. The State Tax Bureau appealed this decision in December 2010, and the Appellate Court ruled in the Company's favor on October 15, 2012, as described above. The State Tax Bureau has a limited time in which to file an appeal. The Company continues to believe that a loss contingency is not probable. At September 30, 2012, the amount of the assessment, including tax, penalties, monetary correction and interest, is 70 Brazilian reais, or approximately $34.
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

10. Pension and Postretirement Expense
Following are the components of net pension and postretirement expense (benefit) recognized by the Company for the three and nine months ended September 30, 2012 and 2011:

	Pension Benefits				Non-Pension Postretirement Benefits
	Three Months Ended September 30,				Three Months Ended September 30,
	2012		2011		2012		2011
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1	$2	$1	$2	$—	$—	$—	$—
Interest cost on projected benefit obligation	3	4	4	4	—	—	—	—
Expected return on assets	(4)	(2)	(4)	(3)	—	—	—	—
Amortization of prior service cost (benefit)	2	—	—	1	(2)	—	(3)	—
Recognized actuarial loss	—	—	1	—	—	—	—	—
Net expense (benefit)	$2	$4	$2	$4	$(2)	$—	$(3)	$—

	Pension Benefits				Non-Pension Postretirement Benefits
	Nine Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$2	$6	$2	$6	$—	$—	$—	$—
Interest cost on projected benefit obligation	9	13	10	13	—	—	—	—
Expected return on assets	(12)	(9)	(12)	(9)	—	—	—	—
Amortization of prior service cost (benefit)	6	—	—	1	(6)	—	(8)	—
Recognized actuarial loss	—	—	5	—	—	—	—	—
Net expense (benefit)	$5	$10	$5	$11	$(6)	$—	$(8)	$—
11. Income Taxes
During the three months ended September 30, 2012, the Company recognized a tax benefit of $373 as a result of the release of a significant portion of the valuation allowance in the U.S. The Company continues to maintain a valuation allowance on certain U.S. federal and state deferred tax assets, including deferred interest deductions of $23 and a portion of its state net operating loss carryforwards of $40. In the opinion of management, it is more likely than not that these deferred tax assets will not be realized.
The deferred interest deductions, which have an unlimited carryover, have significant restrictions on their utilization. The Company maintains a valuation allowance against these tax attributes because it is more likely than not that these tax attributes will not be realized.
The Company considered all available evidence, both positive and negative, in assessing the need for a valuation allowance. The Company evaluated the need to maintain a valuation allowance for deferred tax assets based on management's assessment of whether it is more likely than not that deferred tax benefits would be realized through the generation of future taxable income. The reversal of the U.S. valuation allowance was the result of a continuing trend of significant U.S. taxable income starting in tax year 2009, and the expectation that this trend will continue, due to improvements in the U.S. business and the positive impact of the Company's cost reduction efforts.
12. Segment Information
The Company's business segments are based on the products that the Company offers and the markets that it serves. At September 30, 2012, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins. A summary of the major products of the Company's reportable segments follows:

•
Epoxy, Phenolic and Coating Resins: epoxy specialty resins, oil field products, versatic acids and derivatives, basic epoxy resins and intermediates, phenolic specialty resins and molding compounds, polyester resins, acrylic resins and vinylic resins

•	Forest Products Resins: forest products resins and formaldehyde applications

Reportable Segments
Following are net sales and Segment EBITDA (earnings before interest, income taxes, depreciation and amortization) by reportable segment. Segment EBITDA is defined as EBITDA adjusted for certain non-cash items, other income and expenses and discontinued operations. Segment EBITDA is the primary performance measure used by the Company's senior management, the chief operating decision-maker and the board of directors to evaluate operating results and allocate capital resources among segments. Segment EBITDA is also the profitability measure used to set management and executive incentive compensation goals. Corporate and Other is primarily corporate general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions, foreign exchange gains and losses and legacy company costs not allocated to continuing segments.

Net Sales to Unaffiliated Customers(1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Epoxy, Phenolic and Coating Resins	$751	$870	$2,341	$2,688
Forest Products Resins	426	452	1,331	1,366
Total	$1,177	$1,322	$3,672	$4,054

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.
Segment EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Epoxy, Phenolic and Coating Resins	$76	$126	$291	$433
Forest Products Resins	49	46	151	141
Corporate and Other	(10)	(10)	(36)	(45)
Reconciliation of Segment EBITDA to Net Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$76	$126	$291	$433
Forest Products Resins	49	46	151	141
Corporate and Other	(10)	(10)	(36)	(45)

Reconciliation:
Items not included in Segment EBITDA:
Asset impairments and other non-cash charges	(5)	(2)	(53)	(23)
Business realignment costs	(11)	(1)	(29)	(9)
Integration costs	(2)	(5)	(8)	(15)
Net income from discontinued operations	—	—	—	2
Other	(2)	(10)	2	2
Total adjustments	(20)	(18)	(88)	(43)
Interest expense, net	(66)	(67)	(198)	(196)
Income tax benefit	373	5	371	2
Depreciation and amortization	(38)	(43)	(115)	(127)
Net income	$364	$39	$376	$165
 Items Not Included in Segment EBITDA
Asset impairments and non-cash charges primarily represent asset impairments, stock-based compensation expense, accelerated depreciation recorded on closing facilities and unrealized derivative and foreign exchange gains and losses. Business realignment costs for the three and nine months ended September 30, 2012 primarily include expenses from the Company's restructuring and cost optimization programs. Business realignment costs for the three and nine months ended September 30, 2011 primarily relate to expenses from minor restructuring programs. Integration costs relate primarily to the Momentive Combination. Net income from discontinued operations represents the results of the IAR and CCR businesses.
Not included in Segment EBITDA are certain non-cash and other income and expenses. For the three months ended September 30, 2012, these items primarily include losses on the disposal of assets and other transaction costs, partially offset by net realized and unrealized foreign exchange transaction gains. For the nine months ended September 30, 2012, these items include net realized and unrealized foreign exchange transaction gains and insurance recoveries related to the terminated Huntsman merger, partially offset by losses on the disposal of assets. For the three and nine months ended September 30, 2011, these items primarily include business optimization expenses, retention program costs and realized foreign exchange gains and losses. For the nine months ended September 30, 2011, these amounts also include a gain recognized on the termination of an operator agreement with a customer.

13. Summarized Financial Information of Unconsolidated Affiliate
Summarized financial information of the unconsolidated affiliate HAI as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011 is as follows:

	September 30, 2012	December 31, 2011
Current assets	$37	$35
Non-current assets	12	13
Current liabilities	22	21
Non-current liabilities	—	—

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$45	$43	$144	$134
Gross profit	11	10	36	30
Pre-tax income	7	7	25	20
Net income	7	8	24	20
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

The Company revised its condensed consolidating statements of cash flows for the nine months ended September 30, 2011 to correct the classification of intercompany dividends received. The revisions were made to appropriately classify dividends received that represent a return on investment as an operating activity. These amounts were previously classified as cash flows from investing activities. For the nine months ended September 30, 2011, in the Momentive Specialty Chemicals Inc. column, the revisions resulted in an increase of $16 to “Cash flows (used in) provided by operating activities” with a corresponding offset to “Cash flows used in investing activities.” These corrections, which the Company determined are not material, had no impact on any financial statements or footnotes, except for the columns of the condensed consolidating statements of cash flows.
The Company also revised its condensed consolidating balance sheet as of December 31, 2011 to correctly present intercompany accounts receivable and payable and intercompany debt receivable and payable. The revisions were made to present intercompany accounts receivable and accounts payable and intercompany debt receivable and debt payable on a gross basis. The revisions resulted in the following increases:

	Increases from previously reported amounts
	As of December 31, 2011
	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries
Assets:
Intercompany accounts receivable	$102	$46	$—	$257
Intercompany loans receivable - current portion	203	—	—	713
Intercompany loans receivable	649	1,907	22	4,592
Liabilities:
Intercompany accounts payable	$102	$46	$—	$257
Intercompany loans payable within one year	203	—	—	713
Intercompany loans payable	649	1,907	22	4,592
The Company also revised its condensed consolidating balance sheet as of December 31, 2011 to appropriately classify the balance sheet credit arising from recognition of losses in excess of investment as a liability balance. These amounts were previously classified as a credit in “Other assets” in the Momentive Specialty Chemicals Inc. column. As of December 31, 2011, in the Momentive Specialty Chemicals Inc. column, the correction resulted in an increase of $192 to “Other assets,” with a corresponding increase to “Accumulated losses from unconsolidated subsidiaries in excess of investment.” These corrections, which the Company determined are not material, had no impact on any financial statements or footnotes, except for the columns of the condensed consolidating balance sheets. The December 31, 2011 condensed consolidating balance sheet is derived from the revised condensed consolidating balance sheet included within the annual consolidated financial statements.
The Company will revise in future filings its Guarantor/Nonguarantor Subsidiary Financial Information footnote. The revisions will be made to correct the presentation of intercompany activity within the condensed consolidating statements of cash flows.
Within the condensed consolidating statements of cash flows, dividends from subsidiaries will be reclassified from investing activities to operating activities. This change will have the following impacts on the guarantor and nonguarantor condensed consolidating financial statements:

•
For year ended December 31, 2011, in the Momentive Specialty Chemicals Inc. column, the revisions will result in an increase of $25 to “Cash flows (used in) provided by operating activities” with a corresponding offset to “Cash flows provided by (used in) investing activities.”

•
For year ended December 31, 2010, in the Momentive Specialty Chemicals Inc. column, the revisions will result in an increase of $18 to “Cash flows (used in) provided by operating activities” with a corresponding offset to “Cash flows provided by (used in) investing activities.” For the year ended December 31, 2010, in the Combined Subsidiary Guarantors column, the revisions will result in an increase of $1 to “Cash flows (used in) provided by operating activities,” with a corresponding offset to “Cash flows provided by (used in) investing activities.”

•
For the three months ended March 31, 2012, in the Momentive Specialty Chemicals Inc. column, the revisions will result in an increase of $6 to “Cash flows provided by (used in) operating activities” with a corresponding offset to “Cash flows provided by (used in) investing activities.”

MOMENTIVE SPECIALTY CHEMICALS INC.
SEPTEMBER 30, 2012
CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents (including restricted cash of $0 and $3, respectively)	$230	$—	$—	$110	$—	$340
Short-term investments	—	—	—	5	—	5
Accounts receivable, net	176	—	—	461	—	637
Intercompany accounts receivable	174	56	—	378	(608)	—
Intercompany loans receivable - current portion	327	—	—	613	(940)	—
Inventories:
Finished and in-process goods	117	—	—	177	—	294
Raw materials and supplies	43	—	—	75	—	118
Other current assets	49	—	—	48	—	97
Total current assets	1,116	56	—	1,867	(1,548)	1,491
Deferred income taxes	355	—	—	7	—	362
Other assets, net	224	44	2	86	(185)	171
Intercompany loans receivable	669	2,272	26	3,175	(6,142)	—
Property and equipment, net	492	—	—	665	—	1,157
Goodwill	93	—	—	74	—	167
Other intangible assets, net	54	—	—	39	—	93
Total assets	$3,003	$2,372	$28	$5,913	$(7,875)	$3,441
Liabilities and (Deficit) Equity
Current liabilities
Accounts and drafts payable	$145	$—	$—	$276	$—	$421
Intercompany accounts payable	174	4	1	429	(608)	—
Debt payable within one year	11	—	—	62	—	73
Intercompany loans payable within one year	195	—	—	745	(940)	—
Affiliated debt payable within one year	2	—	—	—	—	2
Interest payable	8	51	—	1	—	60
Income taxes payable	1	—	—	4	—	5
Accrued payroll and incentive compensation	6	—	—	36	—	42
Other current liabilities	74	—	—	71	—	145
Total current liabilities	616	55	1	1,624	(1,548)	748
Long-term debt	864	2,138	—	424	—	3,426
Intercompany loans payable	2,297	5	6	3,834	(6,142)	—
Accumulated losses of unconsolidated subsidiaries in excess of investment	159	—	—	—	(159)	—
Long-term pension and post employment benefit obligations	82	—	—	123	—	205
Deferred income taxes	38	2	—	25	—	65
Other long-term liabilities	113	7	—	42	—	162
Total liabilities	4,169	2,207	7	6,072	(7,849)	4,606
Total Momentive Specialty Chemicals Inc. shareholders (deficit) equity	(1,166)	165	21	(160)	(26)	(1,166)
Noncontrolling interest	—	—	—	1	—	1
Total (deficit) equity	(1,166)	165	21	(159)	(26)	(1,165)
Total liabilities and (deficit) equity	$3,003	$2,372	$28	$5,913	$(7,875)	$3,441

MOMENTIVE SPECIALTY CHEMICALS INC.
DECEMBER 31, 2011
CONDENSED CONSOLIDATING BALANCE SHEET

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents (including restricted cash of $0 and $3, respectively)	$221	$—	$—	$210	$—	$431
Short-term investments	—	—	—	7	—	7
Accounts receivable, net	206	—	—	386	—	592
Intercompany accounts receivable	102	46	—	257	(405)	—
Intercompany loans receivable - current portion	203	—	—	713	(916)	—
Inventories:
Finished and in-process goods	116	—	—	138	—	254
Raw materials and supplies	33	—	—	70	—	103
Other current assets	27	—	—	45	—	72
Total current assets	908	46	—	1,826	(1,321)	1,459
Deferred income taxes	—	—	—	4	—	4
Other assets, net	299	36	40	85	(295)	165
Intercompany loans receivable	649	1,907	22	4,592	(7,170)	—
Property and equipment, net	504	—	—	705	—	1,209
Goodwill	93	—	—	74	—	167
Other intangible assets, net	59	—	—	45	—	104
Total assets	$2,512	$1,989	$62	$7,331	$(8,786)	$3,108
Liabilities and (Deficit) Equity
Current liabilities
Accounts and drafts payable	$134	$—	$—	$259	$—	$393
Intercompany accounts payable	78	4	1	322	(405)	—
Debt payable within one year	17	—	—	100	—	117
Intercompany loans payable within one year	238	—	—	678	(916)	—
Affiliated debt payable within one year	2	—	—	—	—	2
Interest payable	14	44	—	3	—	61
Income taxes payable	1	—	—	14	—	15
Accrued payroll and incentive compensation	26	—	—	31	—	57
Other current liabilities	69	—	—	63	—	132
Total current liabilities	579	48	1	1,470	(1,321)	777
Long-term debt	1,134	1,688	—	598	—	3,420
Intercompany loans payable	1,903	4	6	5,257	(7,170)	—
Accumulated losses of unconsolidated subsidiaries in excess of investment	192	—	—	—	(192)	—
Long-term pension and post employment benefit obligations	99	—	—	124	—	223
Deferred income taxes	30	2	—	40	—	72
Other long-term liabilities	116	6	—	34	—	156
Advance from affiliates	225	—	—	—	—	225
Total liabilities	4,278	1,748	7	7,523	(8,683)	4,873
Total Momentive Specialty Chemicals Inc. shareholders (deficit) equity	(1,766)	241	55	(193)	(103)	(1,766)
Noncontrolling interest	—	—	—	1	—	1
Total (deficit) equity	(1,766)	241	55	(192)	(103)	(1,765)
Total liabilities and (deficit) equity	$2,512	$1,989	$62	$7,331	$(8,786)	$3,108

MOMENTIVE SPECIALTY CHEMICALS INC.
THREE MONTHS ENDED SEPTEMBER 30, 2012
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$523	$—	$—	$721	$(67)	$1,177
Cost of sales	447	—	—	657	(67)	1,037
Gross profit	76	—	—	64	—	140
Selling, general and administrative expense	2	—	—	72	—	74
Business realignment costs	3	—	—	8	—	11
Other operating expense (income), net	—	2	(1)	3	—	4
Operating income (loss)	71	(2)	1	(19)	—	51
Interest expense, net	14	45	—	7	—	66
Intercompany interest expense (income)	33	(47)	—	14	—	—
Other non-operating (income) expense, net	(6)	(2)	—	6	—	(2)
Income (loss) from continuing operations before income tax, earnings from unconsolidated entities	30	2	1	(46)	—	(13)
Income tax (benefit) expense	(368)	1	—	(6)	—	(373)
Income (loss) from continuing operations before earnings from unconsolidated entities	398	1	1	(40)	—	360
(Losses) earnings from unconsolidated entities, net of taxes	(34)	—	(26)	1	63	4
Net income (loss)	$364	$1	$(25)	$(39)	$63	$364
Comprehensive income (loss)	$383	$6	$(26)	$(36)	$56	$383

MOMENTIVE SPECIALTY CHEMICALS INC.
THREE MONTHS ENDED SEPTEMBER 30, 2011
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$567	$—	$—	$828	$(73)	$1,322
Cost of sales	470	—	—	740	(73)	1,137
Gross profit	97	—	—	88	—	185
Selling, general and administrative expense	30	—	—	52	—	82
Business realignment costs	—	—	—	1	—	1
Other operating (income) expense, net	(3)	—	—	4	—	1
Operating income	70	—	—	31	—	101
Interest expense, net	17	38	—	12	—	67
Intercompany interest expense (income)	29	(41)	—	12	—	—
Other non-operating expense (income), net	35	—	1	(31)	—	5
(Loss) income from continuing operations before income tax, earnings from unconsolidated entities	(11)	3	(1)	38	—	29
Income tax expense (benefit)	5	(1)	—	(9)	—	(5)
(Loss) income from continuing operations before earnings from unconsolidated entities	(16)	4	(1)	47	—	34
Earnings from unconsolidated entities, net of taxes	55	—	29	—	(79)	5
Net income	$39	$4	$28	$47	$(79)	$39
Comprehensive (loss) income	$(38)	$(2)	$28	$23	$(49)	$(38)

MOMENTIVE SPECIALTY CHEMICALS INC.
NINE MONTHS ENDED SEPTEMBER 30, 2012
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,637	$—	$—	$2,251	$(216)	$3,672
Cost of sales	1,385	—	—	2,013	(216)	3,182
Gross profit	252	—	—	238	—	490
Selling, general and administrative expense	49	—	—	189	—	238
Asset impairments	—	—	—	23	—	23
Business realignment costs	7	—	—	22	—	29
Other operating expense (income), net	1	2	(1)	11	—	13
Operating income (loss)	195	(2)	1	(7)	—	187
Interest expense, net	44	130	—	24	—	198
Intercompany interest expense (income)	98	(138)	—	40	—	—
Other non-operating expense (income), net	5	(2)	—	(4)	—	(1)
Income (loss) from continuing operations before income tax, earnings from unconsolidated entities	48	8	1	(67)	—	(10)
Income tax (benefit) expense	(366)	1	—	(6)	—	(371)
Income (loss) from continuing operations before earnings from unconsolidated entities	414	7	1	(61)	—	361
(Losses) earnings from unconsolidated entities, net of taxes	(38)	—	(23)	3	73	15
Net income (loss)	$376	$7	$(22)	$(58)	$73	$376
Comprehensive income (loss)	$381	$10	$(22)	$(59)	$71	$381

MOMENTIVE SPECIALTY CHEMICALS INC.
NINE MONTHS ENDED SEPTEMBER 30, 2011
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,747	$—	$—	$2,553	$(246)	$4,054
Cost of sales	1,425	—	—	2,266	(246)	3,445
Gross profit	322	—	—	287	—	609
Selling, general and administrative expense	94	—	—	159	—	253
Asset impairments	—	—	—	18	—	18
Business realignment costs	2	—	—	7	—	9
Other operating (income) expense, net	(24)	—	—	4	—	(20)
Operating income	250	—	—	99	—	349
Interest expense, net	52	113	—	31	—	196
Intercompany interest expense (income)	93	(131)	—	38	—	—
Other non-operating (income) expense, net	(1)	—	—	4	—	3
Income from continuing operations before income tax, earnings from unconsolidated entities	106	18	—	26	—	150
Income tax (benefit) expense	(14)	1	—	11	—	(2)
Income from continuing operations before earnings from unconsolidated entities	120	17	—	15	—	152
Earnings from unconsolidated entities, net of taxes	63	—	44	—	(96)	11
Net income from continuing operations	183	17	44	15	(96)	163
Net (loss) income from discontinued operations, net of tax	(18)	—	—	20	—	2
Net income	$165	$17	$44	$35	$(96)	$165
Comprehensive income	$139	$17	$43	$26	$(86)	$139

MOMENTIVE SPECIALTY CHEMICALS INC.
NINE MONTHS ENDED SEPTEMBER 30, 2012
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$2	$(66)	$16	$97	$(22)	$27
Cash flows provided by (used in) investing activities
Capital expenditures	(39)	—	—	(53)	—	(92)
Proceeds from sale of debt securities, net	—	—	—	2	—	2
Funds remitted to unconsolidated affiliates	—	—	—	(1)	—	(1)
Proceeds from sale of assets	9	—	—	1	—	10
Capital contribution to subsidiary	(15)	—	(10)	—	25	—
Return of capital from subsidiary from sales of accounts receivable	65	—	—	—	(65)	—
	20	—	(10)	(51)	(40)	(81)
Cash flows (used in) provided by financing activities
Net short-term debt repayments	—	—	—	(7)	—	(7)
Borrowings of long-term debt	—	450	—	1	—	451
Repayments of long-term debt	(276)	—	—	(203)	—	(479)
Repayment of advance from affiliates	(7)	—	—	—	—	(7)
Net intercompany loan borrowings (repayments)	258	(364)	(3)	109	—	—
Capital contribution from parent	16	—	10	15	(25)	16
Long-term debt and credit facility financing fees	(2)	(11)	—	—	—	(13)
Common stock dividends paid	(2)	(9)	(13)	—	22	(2)
Return of capital to parent from sales of accounts receivable	—	—	—	(65)	65	—
	(13)	66	(6)	(150)	62	(41)
Effect of exchange rates on cash and cash equivalents	—	—	—	4	—	4
Increase (decrease) in cash and cash equivalents	9	—	—	(100)	—	(91)
Cash and cash equivalents (unrestricted) at beginning of period	221	—	—	207	—	428
Cash and cash equivalents (unrestricted) at end of period	$230	$—	$—	$107	$—	$337

MOMENTIVE SPECIALTY CHEMICALS INC.
NINE MONTHS ENDED SEPTEMBER 30, 2011
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(96)	$1	$10	$73	$(16)	$(28)
Cash flows provided by (used in) investing activities
Capital expenditures	(63)	—	—	(46)	—	(109)
Purchases of debt securities, net	—	—	—	(3)	—	(3)
Change in restricted cash	—	—	—	3	—	3
Funds remitted to unconsolidated affiliates	—	—	(1)	(4)	—	(5)
Proceeds from sale of business, net of cash transferred	173	—	—	—	—	173
Proceeds from sale of assets	2	—	—	1	—	3
Return of capital from subsidiary	47	—	—	—	(47)	—
Return of capital from subsidiary from sales of accounts receivable	52	—	—	—	(52)	—
	211	—	(1)	(49)	(99)	62
Cash flows used in financing activities
Net short-term debt (repayments) borrowings	(9)	—	—	20	—	11
Borrowings of long-term debt	164	—	—	291	—	455
Repayments of long-term debt	(177)	—	—	(330)	—	(507)
Net intercompany loan (repayments) borrowings	(77)	4	—	73	—	—
Long-term debt and credit facility financing fees	(1)	—	—	—	—	(1)
Common stock dividends paid	(1)	(5)	(9)	(2)	16	(1)
Return of capital to parent	—	—	—	(47)	47	—
Return of capital to parent from sales of accounts receivable	—	—	—	(52)	52	—
	(101)	(1)	(9)	(47)	115	(43)
Effect of exchange rates on cash and cash equivalents	—	—	—	(3)	—	(3)
Increase (decrease) in cash and cash equivalents	14	—	—	(26)	—	(12)
Cash and cash equivalents (unrestricted) at beginning of period	56	—	—	124	—	180
Cash and cash equivalents (unrestricted) at end of period	$70	$—	$—	$98	$—	$168

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in millions)
The following commentary should be read in conjunction with the audited financial statements and the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K.
Within the following discussion, unless otherwise stated, “the third quarter of 2012” refers to the three months ended September 30, 2012 and “the third quarter of 2011” refers to the three months ended September 30, 2011.
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

The Momentive Combination, including the Shared Services Agreement, has resulted in significant synergies for us, including shared services and logistics optimization, best-of-source contractual terms, procurement savings, regional site rationalization and administrative and overhead savings. We expect these synergies to continue, and project achieving a total of approximately $63 of cost savings in connection with the Shared Services Agreement and recent divestitures. Through September 30, 2012, we have realized $55 of these savings on a run-rate basis, and anticipate fully realizing the remaining anticipated savings over the next 12 to 15 months.
Reportable Segments
The Company’s business segments are based on the products that we offer and the markets that we serve. At September 30, 2012, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins. A summary of the major products of the Company’s reportable segments follows:

•
Epoxy, Phenolic and Coating Resins: epoxy specialty resins, oil field products, versatic acids and derivatives, basic epoxy resins and intermediates, phenolic specialty resins and molding compounds, polyester resins, acrylic resins and vinylic resins

•	Forest Products Resins: forest products resins and formaldehyde applications
2012 Overview

•
Net sales decreased 9% in the first nine months of 2012 as compared to the first nine months of 2011, due primarily to increased competition in certain markets and a decrease in demand in several of our product lines, as well as unfavorable foreign currency translation due to the strengthening of the U.S. dollar against the euro and Brazilian real.

•
In March 2012, we issued $450 aggregate principal amount of 6.625% First-Priority Senior Secured Notes due 2020 at an issue price of 100%. We used the net proceeds, together with cash on hand to repay approximately $454 aggregate principal amount of existing term loans maturing May 5, 2013 under our senior secured credit facilities, effectively extending these maturities by an additional seven years. In conjunction with the transaction, we extended $171 of our $200 revolving line of credit facility commitments from lenders from February 2013 to December 2014. We collectively refer to these transactions as the “March Refinancing Transactions.”

•
In the first nine months of 2012, we realized approximately $19 in cost savings as a result of the Shared Services Agreement, bringing our total cumulative savings since the Momentive Combination to $49. In addition, we also realized approximately $8 in cost savings related to other cost reduction programs. As of September 30, 2012, we have approximately $14 and $16 of in-process cost savings and synergies that we expect to achieve over the next 12 to 15 months in connection with the Shared Services Agreement and other cost reduction programs, respectively.

•
In response to softening demand in certain of our businesses in the second half of 2011 and continued efforts to optimize our manufacturing footprint and reduce our cost structure, in the first nine months of 2012 we closed four facilities in our Forest Products Resins segment. Additionally, we closed two facilities and announced our intent to close one additional facility in our Epoxy, Phenolic and Coating Resins segment.

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

Future growth initiatives include:

•
A joint venture to construct a phenolic specialty resins manufacturing facility in China, which is expected to be operational by early to mid-2013. The new facility will produce a full range of specialty novolac and resole phenolic resins used in a diverse range of applications, including refractories, friction and abrasives to support the growing auto and consumer markets in China.

•
A new plant to be constructed in Thailand, to expand and replace an existing facility, which will produce a broad range of acrylic resins designed for use primarily in coatings, adhesives and building and construction applications. The new plant will also include product development and applications laboratories as well as technical service and application support capabilities for customers, and is expected to be operational in the first half of 2013.

Short-term Outlook
Our business is impacted by general economic and industrial conditions, including housing starts, automotive builds, oil and natural gas drilling activity and general industrial production. Our business has both geographic and end market diversity which often reduces the impact of any one of these factors on our overall performance.
Due to recent worldwide economic developments, the short-term outlook for our business is difficult to predict. We expect the continued volatility in the global financial markets, the ongoing debt crisis in Europe, economic softness within China and Asia Pacific regions and lack of consumer confidence will continue to lead to stagnant demand for many of our products within both of our reportable segments for the remainder of 2012 and into 2013. We expect overall volumes to be flat to slightly lower in 2012 as compared to 2011 due to the factors cited above.
An additional economic recession or further postponement of the modest economic recovery could have an adverse impact on our business and results of operations. If global economic growth remains slow for an extended period of time, or another economic recession occurs, the fair value of our reporting units and long-lived assets could be more adversely affected than we estimated in earlier periods. This may result in goodwill or other additional asset impairments beyond amounts that have already been recognized.
More specifically, we expect volumes within our oil field business to be flat during the remainder of 2012 and into 2013 due to continuing pricing pressures in this business as a result of increased competition and low natural gas prices. We also continue to see weak demand in China, which will negatively impact volumes and pricing within our epoxy specialty business, including our wind energy products, throughout the remainder of 2012 and into 2013. Further, the anticipated expiration of a production tax credit is expected to negatively impact volumes within our U.S. wind energy business in the fourth quarter of 2012 and into 2013.
We anticipate volumes in our North American forest products resins product line to continue to grow during the remainder of 2012 and into 2013, reflecting recovering U.S. housing starts. We also anticipate moderate growth in volumes in our Latin American forest products business due to continued growth in construction and industrial production activities within this region. We anticipate moderate general economic growth in the North American automobile and industrial markets to positively impact our Epoxy, Phenolic and Coating Resins segment throughout the remainder of 2012 and into 2013. We expect the European automobile and construction industries to remain slow due to the continuing economic concerns in this region.
In response to the uncertain economic outlook, we are reviewing our plans to aggressively accelerate savings from the Shared Services Agreement in order to capture these cost savings as quickly as possible, while also reviewing our cost structure and manufacturing footprint across all businesses. We have begun to execute restructuring and cost reduction programs that will continue to be finalized throughout 2012. These actions have led to more significant restructuring, exit and disposal costs and asset impairments, as indicated by our results of operations for the first nine months of 2012, and may continue to do so through the remainder of 2012. As of September 30, 2012, we have incurred costs of $26 related to these programs, which are estimated to occur over the next 12 to 15 months. The expected total costs to be incurred on restructuring activities are estimated at $33.
We expect long-term raw material cost volatility to continue because of price movements of key feedstocks. To help mitigate raw material volatility, we have purchase and sale contracts and commercial arrangements with many of our vendors and customers that contain periodic price adjustment mechanisms. Due to differences in the timing of pricing mechanism trigger points between our sales and purchase contracts, there is often a lead-lag impact during which margins are negatively impacted in the short term when raw material prices increase and are positively impacted in the short term when raw material prices fall. We continue to implement pricing actions to compensate for the increase in raw material prices experienced during the first nine months of 2012, and expected to continue for the remainder of 2012, which should benefit our operating cash flows in 2012.
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
Raw materials comprise approximately 70% of our cost of sales. The three largest raw materials used in our production processes are phenol, methanol and urea. These materials represent about half of our total raw material costs. Fluctuations in energy costs, such as volatility in the price of crude oil and related petrochemical products, as well as the cost of natural gas have historically caused volatility in our raw material and utility costs. The average prices of phenol, methanol, and urea increased (decreased) by approximately 8%, 3% and (9)%, respectively, in the third quarter of 2012 compared to the third quarter of 2011. The average prices of phenol, methanol, and urea increased by approximately 3%, 5% and 15%, respectively, in the first nine months of 2012 compared to the first nine months of 2011. The impact of passing through raw material price changes to customers can result in significant variances in sales comparisons from year to year.

Results of Operations
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2012		2011
(in millions)	$	% of Net Sales	$	% of Net Sales
Net sales	$1,177	100%	$1,322	100%
Cost of sales	1,037	88%	1,137	86%
Gross profit	140	12%	185	14%
Selling, general and administrative expense	74	6%	82	6%
Business realignment costs	11	1%	1	—%
Other operating expense, net	4	—%	1	—%
Operating income	51	5%	101	8%
Interest expense, net	66	6%	67	5%
Other non-operating (income) expense, net	(2)	—%	5	—%
Total non-operating expense	64	6%	72	5%
(Loss) income before income tax and earnings from unconsolidated entities	(13)	(1)%	29	3%
Income tax benefit	(373)	(32)%	(5)	—%
Income before earnings from unconsolidated entities	360	31%	34	3%
Earnings from unconsolidated entities, net of taxes	4	—%	5	—%
Net income	$364	31%	$39	3%
Three Months Ended September 30, 2012 vs. Three Months Ended September 30, 2011
Sales
In the third quarter of 2012, net sales decreased by $145, or 11%, compared with the third quarter of 2011. Volume decreases negatively impacted net sales by $55, and were primarily driven by our phenolic specialty resins, oil field and European forest products businesses. Volume decreases in our phenolic specialty resins business were primarily driven by decreased industrial demand, primarily in the European region. Volume decreases in our oil field business were primarily due to a decrease in natural gas prices, which drove a decrease in drilling activity, as well as increased competition in certain markets. Decreased volumes in our European forest products business were due to the closure of a production facility in the region. These decreases were partially offset by volume increases in our North American forest products resins and formaldehyde businesses, which were driven by increases in U.S. housing construction activity, key customer wins and stronger demand for durable goods applications. Pricing had a negative impact of $7 on net sales, as the pass through of raw material-driven price increases in several businesses were offset by pricing decreases in certain other businesses due to competitive pricing pressures. In addition, foreign currency translation negatively impacted sales by $83, primarily as a result of the strengthening of the U.S. dollar against the euro and Brazilian real in the third quarter of 2012 compared to the third quarter of 2011.
Gross Profit
In the third quarter of 2012, gross profit decreased by $45 compared with the third quarter of 2011. As a percentage of sales, gross profit decreased by 2%, primarily as a result of the decrease in sales volumes as discussed above, particularly in certain of our specialty businesses, as well as margin compression in certain other businesses.
Operating Income
In the third quarter of 2012, operating income decreased by $50 compared with the third quarter of 2011. The decrease was partially due to the $45 decrease in gross profit as discussed above. Selling, general and administrative expense decreased by $8 due primarily to lower compensation costs and functional cost savings realized from the Momentive Combination. Business realignment costs increased by $10 due primarily to severance costs associated with newly implemented restructuring and cost reduction programs. Other operating expense, net increased by $3 compared with the third quarter of 2011, primarily due to losses on the sale of certain assets and accelerated depreciation recorded on closing facilities.
Non-Operating Expense
In the third quarter of 2012, total non-operating expenses decreased by $8 compared with the third quarter of 2011 due primarily to higher foreign exchange transaction gains related to our debt. Interest expense remained relatively flat compared to the third quarter of 2011.
Income Tax Benefit
In the third quarter of 2012, income tax benefit increased by $368 compared to the third quarter of 2011, primarily due to the release of a significant portion of the U.S. valuation allowance. The reversal of the U.S. valuation allowance was the result of a trend of significant U.S. taxable income starting in tax year 2009 due to improvements in the U.S. business.

	Nine Months Ended September 30,
	2012		2011
(in millions)	$	% of Net Sales	$	% of Net Sales
Net sales	$3,672	100%	$4,054	100%
Cost of sales	3,182	87%	3,445	85%
Gross profit	490	13%	609	15%
Selling, general and administrative expense	238	6%	253	6%
Asset impairments	23	1%	18	—%
Business realignment costs	29	1%	9	—%
Other operating expense (income), net	13	—%	(20)	—%
Operating income	187	5%	349	9%
Interest expense, net	198	5%	196	5%
Other non-operating (income) expense, net	(1)	—%	3	—%
Total non-operating expense	197	5%	199	5%
(Loss) income before income tax and earnings from unconsolidated entities	(10)	—%	150	4%
Income tax benefit	(371)	(10)%	(2)	—%
Income before earnings from unconsolidated entities	361	10%	152	4%
Earnings from unconsolidated entities, net of taxes	15	—%	11	—%
Net income from continuing operations	376	10%	163	4%
Net income from discontinued operations, net of taxes	—	—%	2	—%
Net income	$376	10%	$165	4%
Nine Months Ended September 30, 2012 vs. Nine Months Ended September 30, 2011
Sales
In the first nine months of 2012, net sales decreased by $382 or 9%, compared with the first nine months of 2011. Volume decreases negatively impacted net sales by $211, and were primarily driven by our epoxy specialty, phenolic specialty resins, oil field and European forest products businesses. Volume decreases in our epoxy specialty business were due to a decrease in demand in the Asian wind energy market. Volume decreases in our phenolic specialty resins business were primarily driven by decreased industrial demand, primarily in the European region. Decreased volumes in our oil field business were primarily due to a decrease in natural gas prices, which drove a decrease in drilling activity, as well as increased competition in certain markets. Volume decreases in our European forest products business were due to the closure of a production facility in this region, as well as continued competitive pressures and the loss of key customers. These volume decreases were partially offset by volume increases in our North American and Latin American forest products resins businesses, which were driven by increases in U.S. housing and Latin American construction activity. Pricing had a positive impact of $3 on net sales, as pricing decreases in certain businesses due to competitive pricing pressures were offset by the pass through of raw material-driven price increases in several other businesses. In addition, foreign currency translation negatively impacted sales by $174, primarily as a result of the strengthening of the U.S. dollar against the euro and Brazilian real in the first nine months of 2012 compared to the first nine months of 2011.
Gross Profit
In the first nine months of 2012, gross profit decreased by $119 compared with the first nine months of 2011. As a percentage of sales, gross profit decreased by 2%, primarily as a result of the decrease in sales volumes as discussed above, particularly in certain of our specialty businesses, as well as margin compression in certain other businesses.
Operating Income
In the first nine months of 2012, operating income decreased by $162 compared with the first nine months of 2011. The decrease was partially due to the $119 decrease in gross profit as discussed above. Selling, general and administrative expense decreased by $15 due to lower compensation costs and lower project and transaction costs, as well as functional cost savings realized from the Momentive Combination. Asset impairments increased by $5 compared to the first nine months of 2011. In the first nine months of 2012 we recorded asset impairments of $23, as a result of the likelihood that certain assets would be sold before the end of their estimated useful lives and continued competitive pressures. In the first nine months of 2011 we recorded asset impairments of $18 against certain long-lived assets in our Forest Products Resins segment. Business realignment costs increased by $20 due primarily to severance costs associated with newly implemented restructuring and cost reduction programs. Other operating expense, net increased by $33, from income of $20 to expense of $13, due primarily to a $21 gain recognized in the second quarter of 2011 related to a compensation payment received by us from a customer as consideration to terminate an operator agreement, which did not recur in 2012, as well as losses on the sale of certain assets and accelerated depreciation recorded on closing manufacturing facilities during the first nine months of 2012.
Non-Operating Expense
In the first nine months of 2012, total non-operating expenses decreased by $2 compared with the first nine months of 2011, primarily due to higher foreign exchange transaction gains related to our debt, partially offset by a slight increase in interest expense and the write-off $1 in deferred financing costs associated with the March Refinancing Transactions.

Income Tax Benefit
In the first nine months of 2012, income tax benefit increased by $369 compared to the first nine months of 2011, primarily due to the release of a significant portion of the U.S. valuation allowance. The reversal of the U.S. valuation allowance was the result of a trend of significant U.S. taxable income starting in tax year 2009 due to improvements in the U.S. business.
Results of Operations by Segment
Following are net sales and Segment EBITDA (earnings before interest, income taxes, depreciation and amortization) by reportable segment. Segment EBITDA is defined as EBITDA adjusted for certain non-cash items, other income and expenses and discontinued operations. Segment EBITDA is the primary performance measure used by our senior management, the chief operating decision-maker and the board of directors to evaluate operating results and allocate capital resources among segments. Segment EBITDA is also the profitability measure used to set management and executive incentive compensation goals.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Sales to Unaffiliated Customers(1):
Epoxy, Phenolic and Coating Resins	$751	$870	$2,341	$2,688
Forest Products Resins	426	452	1,331	1,366
Total	$1,177	$1,322	$3,672	$4,054

Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$76	$126	$291	$433
Forest Products Resins	49	46	151	141
Corporate and Other	(10)	(10)	(36)	(45)

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.
Three Months Ended September 30, 2012 vs. Three Months Ended September 30, 2011 Segment Results
Following is an analysis of the percentage change in sales by segment from the three months ended September 30, 2011 to the three months ended September 30, 2012:

	Volume	Price/Mix	Currency Translation	Total
Epoxy, Phenolic and Coating Resins	(4)%	(3)%	(7)%	(14)%
Forest Products Resins	(5)%	4%	(5)%	(6)%
 Epoxy, Phenolic and Coating Resins
Net sales in the third quarter of 2012 decreased by $119, or 14%, when compared to the third quarter of 2011. Lower volumes negatively impacted sales by $35. This decrease was primarily driven by decreased demand within our phenolic specialty resins and oil field businesses. Volume decreases in our phenolic specialty resins business were primarily due to decreased industrial demand, primarily in the European region. The decrease in volumes in our oil field business was primarily due to a decrease in natural gas prices, which drove a decrease in drilling activity, as well as increased competition in certain markets. Pricing had a negative impact of $25 due primarily to the impact of positive pricing within the third quarter of 2011 driven by supply shortages in the market for our base epoxy business, which was not experienced in the third quarter of 2012. Foreign exchange translation negatively impacted net sales by $59, primarily due to the strengthening of the U.S. dollar against the euro in the third quarter of 2012 compared to the third quarter of 2011.
Segment EBITDA in the third quarter of 2012 decreased by $50 to $76 compared to the third quarter of 2011. The decrease is primarily due to the volume and pricing decreases discussed above, particularly in certain of our specialty businesses.
Forest Products Resins
Net sales in the third quarter of 2012 decreased by $26, or 6%, when compared to the third quarter of 2011. Lower volumes negatively impacted sales by $20, driven primarily by decreased volumes in our European forest products resins business, as well as the sale of a facility in the Asia Pacific region. The volume decreases in our European forest products resins business were primarily driven by the closure of a production facility in the region, which contributed $29 to the overall decrease. These decreases were partially offset by volume increases in our North American forest products resins and formaldehyde businesses, which were driven by increases in U.S. housing construction activity, key customer wins and stronger demand for durable goods applications. Raw material price increases passed through to customers led to pricing increases of $18. Foreign exchange translation negatively impacted net sales by $24, primarily due to the strengthening of the U.S. dollar against the euro and the Brazilian real in the third quarter of 2012 compared to the third quarter of 2011.
Segment EBITDA in the third quarter of 2012 increased by $3 to $49 compared to the third quarter of 2011. Segment EBITDA increases were driven by cost control and favorable geographic and product mix.

Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions, unallocated foreign exchange gains and losses and legacy company costs not allocated to continuing segments. Corporate and Other charges remained flat compared to the third quarter of 2011.
Nine Months Ended September 30, 2012 vs. Nine Months Ended September 30, 2011 Segment Results
Following is an analysis of the percentage change in sales by segment from the nine months ended September 30, 2011 to the nine months ended September 30, 2012:

	Volume	Price/Mix	Currency Translation	Total
Epoxy, Phenolic and Coating Resins	(6)%	(2)%	(5)%	(13)%
Forest Products Resins	(4)%	5%	(4)%	(3)%

Epoxy, Phenolic and Coating Resins
Net sales in the first nine months of 2012 decreased by $347, or 13%, when compared to the first nine months of 2011. Lower volumes negatively impacted sales by $160. This decrease was primarily driven by decreased demand within our epoxy specialty, phenolic specialty resins and oil field businesses. The decrease in volumes in our epoxy specialty business was due to a decrease in demand in the Asian wind energy market. Volume decreases in our phenolic specialty resins business were primarily driven by decreased industrial demand, primarily in the European region. The decrease in volumes in our oil field business was primarily due to a decrease in natural gas prices, which drove a decrease in drilling activity, as well as increased competition in certain markets. These volume decreases were partially offset by volume increases in our base epoxy business due to the impacts of unplanned production line outages which led to lost volumes in the first nine months of 2011. Pricing had a negative impact of $65 due primarily to the impact of positive pricing mix within the first nine months of 2011 driven by supply shortages in the market for our base epoxy business, which was not experienced in the first nine months of 2012. Foreign exchange translation negatively impacted net sales by $122, primarily due to the strengthening of the U.S. dollar against the euro in the first nine months of 2012 compared to the first nine months of 2011.
Segment EBITDA in the first nine months of 2012 decreased by $142 to $291 compared to the first nine months of 2011. The decrease is primarily due to the volume and pricing decreases discussed above, particularly in certain of our specialty businesses, as well as the absence of the $11 positive impact of insurance recoveries related to unplanned production line outages at certain facilities in the first nine months of 2011, which did not recur in the first nine months of 2012.
Forest Products Resins
Net sales in the first nine months of 2012 decreased by $35, or 3%, when compared to the first nine months of 2011. Lower volumes negatively impacted sales by $51, driven by decreased volumes in our European forest products resins business, as well as the sale of a facility in the Asia Pacific region. The volume decreases in our European forest products resins business were primarily driven by the closure of a production facility in this region, which contributed $46 to the overall decrease, as well as continued competitive pressures and the loss of key customers. These volume decreases were partially offset by volume increases in our North American and Latin American forest products resins businesses, which were driven by increases in U.S. housing and Latin American construction activity. Raw material price increases passed through to customers led to pricing increases of $68. Foreign exchange translation negatively impacted net sales by $52, primarily due to the strengthening of the U.S. dollar against the euro and the Brazilian real in the first nine months of 2012 compared to the first nine months of 2011.
Segment EBITDA in the first nine months of 2012 increased by $10 to $151 compared to the first nine months of 2011. Segment EBITDA increases were driven by cost control and favorable geographic and product mix.
Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions, unallocated foreign exchange gains and losses and legacy company costs not allocated to continuing segments. Corporate and Other charges decreased by $9 to $36 compared to the first nine months of 2011, primarily due to decreased incentive compensation costs and functional cost savings realized from the Momentive Combination, as well as higher unallocated foreign currency transaction gains.

Reconciliation of Segment EBITDA to Net Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$76	$126	$291	$433
Forest Products Resins	49	46	151	141
Corporate and Other	(10)	(10)	(36)	(45)

Reconciliation:
Items not included in Segment EBITDA
Asset impairments and other non-cash charges	(5)	(2)	(53)	(23)
Business realignment costs	(11)	(1)	(29)	(9)
Integration costs	(2)	(5)	(8)	(15)
Net income from discontinued operations	—	—	—	2
Other	(2)	(10)	2	2
Total adjustments	(20)	(18)	(88)	(43)
Interest expense, net	(66)	(67)	(198)	(196)
Income tax benefit	373	5	371	2
Depreciation and amortization	(38)	(43)	(115)	(127)
Net income	$364	$39	$376	$165
 Items Not Included in Segment EBITDA
Asset impairments and non-cash charges primarily represent asset impairments, stock-based compensation expense, accelerated depreciation recorded on closing facilities and unrealized derivative and foreign exchange gains and losses. Business realignment costs for the three and nine months ended September 30, 2012 primarily include expenses from the Company's restructuring and cost optimization programs. Business realignment costs for the three and nine months ended September 30, 2011 primarily relate to expenses from minor restructuring programs. Integration costs relate primarily to the Momentive Combination. Net income from discontinued operations represents the results of the IAR and CCR businesses.
Not included in Segment EBITDA are certain non-cash and other income and expenses. For the three months ended September 30, 2012, these items primarily include losses on the disposal of assets and other transaction costs, partially offset by net realized and unrealized foreign exchange transaction gains. For the nine months ended September 30, 2012, these items include net realized and unrealized foreign exchange transaction gains and insurance recoveries related to the terminated Huntsman merger, partially offset by losses on the disposal of assets. For the three and nine months ended September 30, 2011, these items primarily include business optimization expenses, retention program costs and realized foreign exchange gains and losses. For the nine months ended September 30, 2011, these amounts also include a gain recognized on the termination of an operator agreement with a customer.

Liquidity and Capital Resources
Sources and Uses of Cash
We are a highly leveraged company. Our primary sources of liquidity are cash flows generated from operations and availability under our senior secured credit facilities. Our primary liquidity requirements are interest, working capital and capital expenditures.

At September 30, 2012, we had $3,499 of unaffiliated debt, including $73 of short-term debt and capital lease maturities. In addition, at September 30, 2012, we had $591 in liquidity consisting of the following:

•	$337 of unrestricted cash and cash equivalents;

•	$181 of borrowings available under our senior secured revolving credit facilities; and

•	$73 of borrowings available under credit facilities at certain international subsidiaries
We do not believe there is any risk to funding our liquidity requirements in any particular jurisdiction.
Our net working capital (defined as accounts receivable and inventories less accounts and drafts payable) at September 30, 2012 and December 31, 2011 was $628 and $556, respectively. A summary of the components of our net working capital as of September 30, 2012 and December 31, 2011 is as follows:

	September 30, 2012	% of LTM Net Sales	December 31, 2011	% of LTM Net Sales
Accounts receivable	$637	13%	$592	11%
Inventories	412	9%	357	7%
Accounts and drafts payable	(421)	(9)%	(393)	(8)%
Net working capital	$628	13%	$556	10%
The increase in net working capital of $72 from December 31, 2011 was a result of the increase in volumes and raw material prices in the first nine months of 2012, which drove increases in accounts receivable and inventory. We continue to aggressively manage inventory levels. To minimize the impact of net working capital on cash flows, we continue to review inventory safety stock levels, focus on receivable collections by offering incentives to customers to encourage early payment or accelerate receipts through the sale of receivables and negotiate with vendors to contractually extend payment terms whenever possible. In the nine months ended September 30, 2012, in partnership with certain customers, we entered into accounts receivable sale agreements to sell a portion of our trade accounts receivable. As of September 30, 2012, through these agreements, we effectively accelerated the timing of cash receipts by $28. We may continue to accelerate cash receipts under these agreements, as appropriate, in order to minimize our investment in working capital.
We periodically borrow from the revolving credit facility under our senior secured credit facilities to support our short-term liquidity requirements, particularly when net working capital requirements increase in response to seasonality of our volumes in the summer months. During the first nine months of 2012 and at September 30, 2012 there were no outstanding borrowings under the revolving facility.
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
Short-term Outlook
During the remainder of 2012, we expect net working capital to decrease, primarily driven by the seasonal slowdown in the fourth quarter. Given our strong liquidity at the outset of 2012 and increased cash position as a result of the Preferred Equity Issuance, coupled with the March Refinancing Transactions, we feel that we are favorably positioned to maintain adequate liquidity throughout the remainder of 2012 and the foreseeable future to fund our ongoing operations, cash debt service obligations and any additional investment in net working capital.

Two of the Company’s wholly owned international subsidiaries were not in compliance with a financial covenant under their respective loan agreements when they delivered their audited financial statements for the year ended December 31, 2011. As of December 31, 2011, outstanding debt of approximately $31 was classified as “Debt payable within one year” in the unaudited Condensed Consolidated Balance Sheets. In March 2012, the Company obtained a covenant waiver from one of the respective banks, representing approximately $25 of the $31, which was subsequently reclassified to “Long-term debt” in the unaudited Condensed Consolidated Balance Sheets.
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
Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
	2012	2011
Sources (uses) of cash:
Operating activities	$27	$(28)
Investing activities	(81)	62
Financing activities	(41)	(43)
Effect of exchange rates on cash flow	4	(3)
Net decrease in cash and cash equivalents	$(91)	$(12)
Operating Activities
In the first nine months of 2012, operations provided $27 of cash. Net income of $376 included $219 of net non-cash income items, of which $388 was for a deferred tax benefit, and was partially offset by $115 of depreciation and amortization. Working capital (defined as accounts receivable and inventories less accounts and drafts payable) used $99, which was driven by increases in accounts receivable and inventory due to sequential sales volume increases and increased sales pricing driven by raw material price increases. These increases were partially offset by increases in accounts payable, driven by the same factors. Changes in other assets and liabilities and income taxes payable used $31 due to the timing of when items were expensed versus paid, which primarily included interest expense, employee retention programs, pension plan contributions, taxes and restructuring expenses.
In the first nine months of 2011, operations used $28 of cash. Net income of $165 included $126 of net non-cash expense items, of which $128 was for depreciation and amortization. Working capital used $204 which was driven by higher sales volumes and increased sales pricing driven by raw material price increases. Changes in other assets and liabilities and income taxes payable used $115 due to the payout of prior year incentive compensation programs and due to the timing of when items were expensed versus paid, which primarily included interest expense and pension plan contributions.
Investing Activities
In the first nine months of 2012, investing activities used $81. We spent $92 for capital expenditures, which primarily related to plant expansions, improvements and maintenance related capital expenditures. We also generated $10 from the sale of certain assets and $2 of proceeds from matured debt securities. Additionally, we remitted $1 to certain unconsolidated joint ventures.
In the first nine months of 2011, investing activities provided $62. We generated cash of $173 from the sale of our IAR and CCR businesses and spent $109 for capital expenditures, which primarily relates to plant expansions and improvements. We also remitted $5 to certain unconsolidated joint ventures and generated $3 in proceeds from the sale of other long-lived assets.
Financing Activities
In the first nine months of 2012, financing activities used $41. This consisted of net long-term debt repayments of $28 and credit facility fees of $13 as a result of the March Refinancing Transactions. Net-short term debt repayments were $7. We remitted $7 to our parent related to certain insurance recoveries, and we also received $16 of the remaining proceeds from our parent as a result of the Preferred Equity Issuance.
In the first nine months of 2011, financing activities used $43. This consisted of net long-term debt repayments and credit facility fees of $53 and net-short term debt borrowings of $11. We also paid a distribution of $1 to our parent to fund expenses of Momentive Holdings.

Covenant Compliance
The instruments that govern our indebtedness contain, among other provisions, restrictive covenants (and incurrence tests in certain cases) regarding indebtedness, dividends and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and, in one case, the maintenance of a certain financial ratio. Payment of borrowings under the senior secured credit facilities and our notes may be accelerated if there is an event of default as determined under the governing debt instrument. Events of default under the credit agreement governing our senior secured credit facilities include the failure to pay principal and interest when due, a material breach of representation or warranty, most covenant defaults, events of bankruptcy and a change of control. Events of default under the indentures governing our notes include the failure to pay principal and interest, a failure to comply with covenants, subject to a 30-day grace period in certain instances, and certain events of bankruptcy.
The financial maintenance covenant in the credit agreement governing our senior secured credit facilities requires to have a senior secured debt to Adjusted EBITDA ratio equal to or less than 4.25:1 as of the last day of any fiscal quarter. The indentures that govern our First Priority 6.625% Senior Notes, 8.875% Senior Secured Notes and Second-Priority Senior Secured Notes contain an Adjusted EBITDA to Fixed Charges ratio incurrence test which restricts our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet this ratio (measured on a last twelve months, or LTM, basis) of at least 2.0:1.
 Adjusted EBITDA is defined as EBITDA adjusted for certain non-cash and certain non-recurring items and other adjustments calculated on a pro-forma basis, including the expected future cost savings from business optimization programs or other programs and the expected future impact of acquisitions, in each case as determined under the governing debt instrument. Fixed Charges are generally defined under our applicable debt instruments as net interest expense excluding the amortization or write-off of deferred financing costs. As we are highly leveraged, we believe that including the supplemental adjustments that are made to calculate Adjusted EBITDA provides additional information to investors about our ability to comply with our financial covenants and to obtain additional debt in the future. Adjusted EBITDA and Fixed Charges are not defined terms under GAAP. Adjusted EBITDA is not a measure of financial condition, liquidity or profitability, and should not be considered as an alternative to net income (loss) determined in accordance with GAAP or operating cash flows determined in accordance with GAAP. Additionally, EBITDA is not intended to be a measure of free cash flow for management's discretionary use, as it does not take into account certain items such as interest and principal payments on our indebtedness, depreciation and amortization expense (because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue), working capital needs, tax payments (because the payment of taxes is part of our operations, it is a necessary element of our costs and ability to operate), non-recurring expenses and capital expenditures. Fixed Charges should not be considered an alternative to interest expense.
As of September 30, 2012, we were in compliance with all covenants that govern our senior secured credit facilities, including our senior secured debt to Adjusted EBITDA financial maintenance covenant. The Company believes that a default under its senior secured bank leverage ratio covenant in our Senior Secured Credit Facility is not reasonably likely to occur.

The following table reconciles Net income to EBITDA and Adjusted EBITDA as calculated under certain of our indentures for the period presented:

September 30, 2012
LTM Period
Reconciliation of Net Income to Adjusted EBITDA
Net income	$329
Income tax benefit	(366)
Interest expense, net	264
Depreciation and amortization	155
EBITDA	382
Adjustments to EBITDA:
Asset impairments and other non-cash charges(1)	70
Business realignments (2)	34
Integration costs (3)	19
Other (4)	23
Cost reduction programs savings (5)	16
Savings from Shared Services Agreement(6)	14
Adjusted EBITDA	$558
Fixed charges (7)	$252
Ratio of Adjusted EBITDA to Fixed Charges (8)	2.21

(1)	Represents asset impairments, stock-based compensation, accelerated depreciation on closing facilities and unrealized foreign exchange and derivative activity.

(2)	Represents headcount reduction expenses and plant rationalization costs related to cost reduction programs and other costs associated with business realignments.

(3)	Primarily represents integration costs associated with the Momentive Combination.

(4)
Primarily includes pension expense related to formerly owned businesses, business optimization expenses, management fees, retention program costs, and certain intercompany or non-operational realized foreign currency activity.

(5)	Represents pro forma impact of in-process cost reduction programs savings.

(6)	Primarily represents pro forma impact of expected savings from the Shared Services Agreement with MPM in conjunction with the Momentive Combination.

(7)	Reflects pro forma interest expense based on interest rates at November 5, 2012, as if the March Refinancing Transactions had taken place at the beginning of the period.

(8)
The Company’s ability to incur additional indebtedness is restricted under the indentures governing certain notes, unless the Company has an Adjusted EBITDA to Fixed Charges ratio of 2.0 to 1.0. As of September 30, 2012, the Company was able to satisfy this test.

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
Newly Issued Accounting Standards
There were no newly issued accounting standards in the first nine months of 2012 applicable to our unaudited Condensed Consolidated Financial Statements.
Critical Accounting Estimates
The Company reviews its deferred tax assets at the end of each reporting period to determine if all or some portion of the deferred tax assets of various taxing jurisdictions will not be realized. Due to potential settlements with tax authorities, it is reasonably possible that a material valuation allowance could be established within the next 12 months.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no material developments during the first nine months of 2012 on the matters we have previously disclosed about quantitative and qualitative market risk in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4T.	Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we, under the supervision and with the participation of our Disclosure Committee and our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.
Changes in Internal Controls
There have been no changes in the Company’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Item 1.	Legal Proceedings
There have been no other material developments during the third quarter of 2012 in any of the ongoing legal proceedings that are included in our Annual Report on Form 10-K for the year ended December 31, 2011 or our Quarterly Reports on Form 10-Q for the three months ended March 31, 2012 and June 30, 2012.

Item 1A.	Risk Factors
Risks Related to our Business
If global economic conditions remain weak or further deteriorate, it will negatively impact our business operations, results of operations and financial condition.
Global economic and financial market conditions, including severe market disruptions like in late 2008 and 2009 and the potential for a significant and prolonged global economic downturn, have impacted or could continue to impact our business operations in a number of ways including, but not limited to, the following:

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

Global economic conditions remain weak. Any further weakening of economic conditions would likely exacerbate the negative effects described above, could significantly affect our liquidity which may cause us to defer needed capital expenditures, reduce research and development or other spending, defer costs to achieve productivity and synergy programs or sell assets or incur additional borrowings which may not be available or may only be available on terms significantly less advantageous than our current credit terms and could result in a wide-ranging and prolonged impact on general business conditions, thereby negatively impacting our business, results of operations and financial condition. In addition, if the global economic environment deteriorates or remains slow for an extended period of time, the fair value of our reporting units could be more adversely affected than we estimated in our analysis of reporting unit fair values at October 1, 2011. This could result in additional goodwill or other asset impairments, which could negatively impact our business, results of operations and financial condition.
Due to recent worldwide economic developments, the short-term outlook for our business is difficult to predict. We expect the continued volatility in the global financial markets, the ongoing debt crisis in Europe, economic softness within China and Asia Pacific regions and lack of consumer confidence will continue to lead to stagnant demand for many of our products within both of our reportable segments for the remainder of 2012 and into 2013. We expect overall volumes to be flat to slightly lower in 2012 as compared to 2011 due to the factors cited above.
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
Because of certain government public health agencies’ concerns regarding the potential for adverse human health effects, formaldehyde is a regulated chemical and public health agencies continue to evaluate its safety. In 2004, a division of the World Health Organization, the International Agency for Research on Cancer, or IARC, reclassified formaldehyde as “carcinogenic to humans,” a higher classification than set forth in previous IARC evaluations. In 2009, the IARC determined that there is sufficient evidence in human beings of a causal association between formaldehyde exposure and leukemia. In 2011, the National Toxicology Program within the U.S. Department of Health and Human Services, or NTP, issued its 12th Report on Carcinogens, or RoC, which lists formaldehyde as “known to be a human carcinogen.” This NTP listing was based, in part, upon certain studies reporting an increased risk of certain types of cancers, including myeloid leukemia, in individuals with higher measures of formaldehyde exposure (exposure level or duration). The USEPA is considering regulatory options for setting limits on formaldehyde emissions from composite wood products that use formaldehyde-based adhesives. The USEPA, under its Integrated Risk Information System, or IRIS, has also released a draft in June 2010 of its toxicological review of formaldehyde. This draft review states that formaldehyde meets the criteria to be described as “carcinogenic to humans” by the inhalation route of exposure based upon evidence of causal links to certain cancers, including leukemia. The National Academy of Sciences, or NAS, was requested by the USEPA to serve as the external peer review body for the draft review. The NAS reviewed the draft IRIS toxicological review and issued a report in April 2011 that criticized the draft IRIS toxicological review and stated that the methodologies and the underlying science used in the draft IRIS review did not clearly support a conclusion of a causal link between formaldehyde exposure and leukemia. It is possible that USEPA may revise the IRIS toxicological review to reflect the NAS findings, including the conclusions regarding a causal link between formaldehyde exposure and leukemia. According to NTP, a listing in the RoC indicates a potential hazard and does not assess cancer risks to individuals associated with exposures in their daily lives. A 2012 Omnibus Appropriations legislation directed the Department of Heath and Human Services to have the 12th RoC reviewed by the NAS. The NAS review process has not been initiated yet, but is expected to take 12 - 18 months once a Committee is selected and given its charge. However, the 2011 NTP report, as it exists now, could have material adverse effects on our business. In October 2011, the European Chemical Agency (ECHA) publicly released for comment the “Proposal for Harmonized Classification and Labelling Based on Regulation (EC) No 1272/2008 (C.I.P. Regulation), Annex VI, Part 2, Substance Name: FORMALDEHYDE Version Number 2, Date: 28 September 2011.” The French Member State Competent Authorities (MSCA) proposes that formaldehyde be reclassified as a Category 1A Carcinogen and Category 2 Mutagen based upon their current review of the available evidence. The proposal cites a relationship to nasopharyngeal cancer (NPC). NPC is a rare cancer of the upper respiratory tract. The Risk Assessment Committee (RAC) of ECHA will be evaluating the proposal through 2012. The RAC is made up of representatives from all EU member states. It is possible that new regulatory requirements could be promulgated to limit human exposure to formaldehyde, that we could incur substantial additional costs to meet any such regulatory requirements, and that there could be a reduction in demand for our formaldehyde-based products. These additional costs and reduced demand could have a material adverse effect on our operations and profitability.
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
We have not yet realized all of the cost savings and synergies we expect to achieve from our current strategic initiatives, including the Momentive Combination and those related to shared services and logistics optimization, best-of-source contractual terms, procurement savings, regional site rationalization, administrative and overhead savings, and new product development, and may not be able to realize such cost savings or synergies. A variety of risks could cause us not to realize the expected cost savings and synergies, including but not limited to, the following: the shared services agreement between us and MPM, dated October 1, 2010, as amended on March 17, 2011 (the “Shared Services Agreement”), may be viewed negatively by vendors, customers or financing sources, negatively impacting potential benefits; any difficulty or inability to integrate shared services with our business; higher than expected severance costs related to staff reductions; higher than expected retention costs for employees that will be retained; higher than expected stand-alone overhead expenses; delays in the anticipated timing of activities related to our cost-saving plan; increased complexity and cost in collaborating between us and MPM and establishing and maintaining shared services; and other unexpected costs associated with operating our business.
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
If we are unable to achieve the cost savings or synergies that we expect to achieve from our strategic initiatives, including the Shared Services Agreement, it would adversely affect our profitability and financial condition. In addition, while we have been successful in reducing costs and generating savings, factors may arise that may not allow us to sustain our current cost structure. As market and economic conditions change, we may also make changes to our operating cost structure. To the extent we are permitted to include the pro forma impact of such cost savings initiatives in the calculation of financial covenant ratios under our senior secured credit facilities, our failure to realize such savings could impact our compliance with such covenants.
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
Our ability to operate our business and implement our strategies depends, in part, on the skills, experience and efforts of Craig O. Morrison, our chief executive officer and president, and William H. Carter, our chief financial officer, and other key members of our leadership team. We do not maintain any key-man insurance on any of these individuals. In addition, our success will depend on, among other factors, our ability to attract and retain other managerial, scientific and technical qualified personnel, particularly research scientists, technical sales professionals, and engineers who have specialized skills required by our business and focused on the industries in which we compete. Competition for qualified employees in the chemicals industry is intense and the loss of the services of any of our key employees or the failure to attract or retain other qualified personnel could have a material adverse effect on our business or business prospects. Further, if any of these executives or employees joins a competitor, we could lose customers and suppliers and incur additional expenses to recruit and train personnel, who require time to become productive and to learn our business.
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
Certain members of our senior management team, including Mr. Morrison, our chief executive officer and president, and Mr. Carter, our chief financial officer, and certain of our other employees, who provide substantial services to our businesses, also act in such capacities and provide services with respect to our affiliate MPM. Certain individuals employed by MPM also provide services to our business. The services of such individuals are provided by us to MPM, or by MPM to us, pursuant to the Shared Services Agreement. Any or all of these individuals may be required to focus their time and energies on matters relating to MPM that otherwise could be directed to our business and operations. If the attention of our senior management team, and/or such other individuals providing substantial services to our business, is significantly diverted from their responsibilities to us, it could affect our ability to service our existing business and develop new business, which could have a material adverse effect on our business and results of operations. We cannot assure you that the Shared Services Agreement will not be disruptive to our business.

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
We have substantial consolidated indebtedness. As of September 30, 2012 we had approximately $3.5 billion of consolidated outstanding indebtedness, including payments due within the next twelve months and short-term borrowings. Our annualized cash interest expense is projected to be approximately $254 based on consolidated indebtedness and interest rates at September 30, 2012, of which $214 represents cash interest expense on fixed-rate obligations, including variable rate debt subject to interest rate swap agreements.
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
As of September 30, 2012, approximately $811, or 23%, of our borrowings were at variable interest rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Assuming our consolidated variable interest rate indebtedness outstanding as of September 30, 2012 remains the same, an increase of 1% in the interest rates payable on our variable rate indebtedness would increase our annual estimated debt-service requirements by approximately $10. Accordingly, an increase in interest rates from current levels could cause our annual debt-service obligations to increase significantly.
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
In addition, the agreement governing our senior secured credit facilities, requires us to maintain a specified leverage ratio. At September 30, 2012, we were in compliance with our leverage ratio maintenance covenant set forth in our senior secured credit facilities. If business conditions weaken, we may not comply with our leverage ratio covenant for future periods. If we are at risk of failing to comply with our leverage ratio covenant, we would pursue additional cost saving actions, restructuring initiatives or other business or capital structure optimization measures available to us to remain in compliance with these covenants, but any such measures may be unsuccessful or may be insufficient to maintain compliance with our leverage ratio covenants.

A failure to comply with the covenants contained in our senior secured credit facilities, the indentures governing notes issued or guaranteed by our subsidiaries or their other existing indebtedness could result in an event of default under the existing agreements that, if not cured or waived, would have a material adverse effect on our business, financial condition and results of operations.
In particular, a breach of a leverage ratio covenant would result in an event of default under our senior secured credit facilities. Pursuant to the terms of our credit agreement, our direct parent company has the right, but not the obligation, to cure such default through the purchase of additional equity in up to three of any four consecutive quarters. If a breach of a leverage ratio covenant is not cured or waived, or if any other event of default under a senior secured credit facility occurs, the lenders under such credit agreement:

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
Our direct parent company has incurred substantial indebtedness, and likely will need to rely upon distributions from us to pay such indebtedness. As of September 30, 2012, the aggregate principal amount outstanding of MSC Holdings’ term loans was $242. These loans accrue interest in-kind until maturity in December 2014 if elected by MSC Holdings.
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
There were no defaults upon senior securities during the first nine months of 2012.

Item 4.	Mine Safety Disclosures
This item is not applicable to the registrant.

Item 5.	Other Information
On November 9, 2012, the Board of Directors of the Company and the Board of Managers of the Company's parent, Momentive Specialty Chemicals Holdings LLC, approved the extension of the terms of certain stock options scheduled to expire on various dates over the next three years, including options held by R. Seminara and J. Zaken, who are directors of the Company, C. Morrison and W. Carter, who are directors and executive officers of the Company, and J. Bevilaqua, D. Plante, and J. Sonnett, who are Named Executive Officers of the Company. The new expiration date for all the extended options is December 31, 2017.
The stock options involved include those granted under the Resolution Performance Products Inc. 2000 Non-Employee Directors Stock Option Plan, the Resolution Performance Products Inc. 2000 Stock Option Plan, the Resolution Specialty Materials Inc. 2004 Stock Option Plan, the BHI Acquisition Corp. 2004 Stock Incentive Plan, and the Hexion LLC 2007 Long-Term Incentive Plan. All of the options outstanding under these plans cover equity securities of the Company's ultimate parent, Momentive Performance Materials Holdings LLC (“Momentive Holdings”).
Also on November 9, 2012, the Compensation Committee of the Board of Managers of Momentive Holdings approved the Momentive Performance Materials Holdings LLC 2012 Long-Term Cash Incentive Plan (the “2012 LTI Plan”) and the Compensation Committee of the Company's Board of Directors granted awards to each of our Named Executive Officers and other members of management. The Company's Named Executive Officers received the following target awards under the 2012 LTI Plan: Morrison - $5,250,000, Carter- $2,224,668, Bevilaqua- $1,716,000, Plante- $1,070,129, and Sonnett- $1,248,000. The target awards are expressed as a multiplier of the executive's annual base salary. Payout of the award is subject to both service and performance requirements. The executive must be actively employed with the Company on the payment date in order to receive any payment under the plan.
Participants in the 2012 LTI Plan are guaranteed payment of 50% of their target award if they remain employed on the payable date in April 2015. In the event of a complete change in control (as that term is defined in the Momentive Holdings 2011 Equity Incentive Plan) prior to April 1, 2015, the guaranteed 50% of the target award will become immediately vested and payable. The remaining 50% of their target award will be paid in 25% increments in the event Momentive Holdings achieves certain annual EBITDA targets. Performance-based awards will be paid, if earned, no earlier than the first quarter 2016. The measurement period for the achievement of the annual EBITDA targets begins January 2013 and runs through fiscal year-end 2020. In the event the annual EBITDA targets are not achieved by year-end 2020, the plan will terminate. Payouts under the 2012 LTI Plan are subject to approval of the Compensation Committees of the Company and Momentive Holdings. The 2012 LTI Plan contains other customary terms and conditions.
Item 6.    Exhibits

10.1	Amendment No. 1 to the Resolution Specialty Materials Inc. 2004 Stock Option Plan

10.2	Amendment No. 1 to the Hexion LLC 2007 Long-Term Incentive Plan

31.1	Rule 13a-14 Certifications

(a) Certificate of the Chief Executive Officer

(b) Certificate of the Chief Financial Officer

32.1	Section 1350 Certifications

101.INS*	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

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

MOMENTIVE SPECIALTY CHEMICALS INC.

Date:	November 13, 2012	/s/ William H. Carter
William H. Carter
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)