Form 10-K
period 2012-12-31
MOMENTIVE SPECIALTY CHEMICALS INC.
filed 2013-04-01
CIK 13239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
FORM 10-K
 _____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
At December 31, 2012, the aggregate market value of voting and non-voting common equity of the Registrant held by non-affiliates was zero.
Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on February 28, 2013: 82,556,847
Documents incorporated by reference. None

MOMENTIVE SPECIALTY CHEMICALS INC.

PART I
(dollars in millions)
Forward-Looking and Cautionary Statements
Certain statements in this report, including without limitation, certain statements made under Item 1, “Business,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements within the meaning of and made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, our management may from time to time make oral forward-looking statements. All statements, other than statements of historical facts, are forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “may,” “will,” “could,” “should,” “seek” or “intend” and similar expressions. Forward-looking statements reflect our current expectations and assumptions regarding our business, the economy and other future events and conditions and are based on currently available financial, economic and competitive data and our current business plans. Actual results could vary materially depending on risks and uncertainties that may affect our operations, markets, services, prices and other factors as discussed in the Risk Factors section of this report. While we believe our assumptions are reasonable, we caution you against relying on any forward-looking statements as it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, a weakening of global economic and financial conditions, interruptions in the supply of or increased cost of raw materials, changes in governmental regulations and related compliance and litigation costs, difficulties with the realization of cost savings in connection with our strategic initiatives, including transactions with our affiliate, Momentive Performance Materials Inc., pricing actions by our competitors that could affect our operating margins, the impact of our substantial indebtedness, our failure to comply with financial covenants under our credit facilities or other debt, and the other factors listed in the Risk Factors section of this report. For a more detailed discussion of these and other risk factors, see the Risk Factors section in this report. All forward-looking statements are expressly qualified in their entirety by this cautionary notice. The forward-looking statements made by us speak only as of the date on which they are made. Factors or events that could cause our actual results to differ may emerge from time to time. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
ITEM 1 - BUSINESS
Overview
Momentive Specialty Chemicals Inc. (”MSC”), a New Jersey corporation with predecessors dating from 1899, is the world’s largest producer of thermosetting resins, or thermosets, and a leading producer of adhesive and structural resins and coatings. Thermosets are a critical ingredient in virtually all paints, coatings, glues and other adhesives produced for consumer and industrial uses. The type of thermoset used, and how it is formulated, applied and cured, determines its key attributes, such as durability, gloss, heat resistance, adhesion or strength of the final product. Thermosetting resins include materials such as phenolic resins, epoxy resins, polyester resins, acrylic resins and urethane resins.
Momentive Combination
In October 2010, our parent, Momentive Specialty Chemicals Holdings LLC (“MSC Holdings”), and Momentive Performance Materials Holdings Inc. (“MPM Holdings”), the parent company of Momentive Performance Materials Inc. (“MPM”), became subsidiaries of a newly formed holding company, Momentive Performance Materials Holdings LLC (“Momentive Holdings”). We refer to this transaction as the “Momentive Combination.”
As a result of the Momentive Combination, Momentive Holdings became the ultimate parent of MPM and MSC. Momentive Holdings is controlled by investment funds managed by affiliates of Apollo Management Holdings, L.P. (together with Apollo Global Management, LLC and its subsidiaries, “Apollo”). Apollo may also be referred to as the Company’s owner.
Our business is organized based on the products we offer and the markets we serve. At December 31, 2012, we had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins.
Products and Markets
We have a broad range of thermoset resin technologies, with high quality research, applications development and technical service capabilities. We provide a broad array of thermosets and associated technologies, and have significant market positions in each of the key markets that we serve.
Our products are used in thousands of applications and are sold into diverse markets, such as forest products, architectural and industrial paints, packaging, consumer products and automotive coatings, as well as higher growth markets, such as composites and electrical components. Major industry sectors that we serve include industrial/marine, construction, consumer/durable goods, automotive, wind energy, aviation, electronics, architectural, civil engineering, repair/remodeling, graphic arts and oil and gas field support. The diversity of our products limits our dependence on any one market or end-use. We have a history of product innovation and success in introducing new products to new markets, as evidenced by more than 1,700 patents, the majority of which relate to the development of new products and manufacturing processes.

As of December 31, 2012, we had 61 active production sites around the world. Through our worldwide network of strategically located production facilities, we serve more than 5,700 customers in approximately 100 countries. Our position in certain additives, complementary materials and services further enables us to leverage our core thermoset technologies and provide our customers with a broad range of product solutions. As a result of our focus on innovation and a high level of technical service, we have cultivated long-standing customer relationships. Our global customers include leading companies in their respective industries, such as 3M, Ashland Chemical, BASF, Bayer, DuPont, GE, Halliburton, Honeywell, Louisiana Pacific, Owens Corning, PPG Industries, Sumitomo, Valspar and Weyerhaeuser.

Growth and Strategy
We believe that we have opportunities for growth through the following strategies:
Expand Our Global Reach in Faster Growing Regions. We intend to continue to grow internationally by expanding our product sales to our customers around the world. Specifically, we are focused on growing our business in markets in the high growth regions of Asia-Pacific, Latin America, India, Eastern Europe and the Middle East, where the usage of our products is increasing. We are currently expecting new capacity in China to come online in the second half of 2013, which will better enable us to serve our middle-market customers in the region. Furthermore, by consolidating sales and distribution infrastructures via the Momentive Combination, we expect to accelerate the penetration of our high-end, value-added products into new markets, thus further leveraging our research and application efforts and existing global footprint.
 Develop and Market New Products. We will continue to expand our product offerings through research and development initiatives and research partnership formations with third parties. Through these innovation initiatives we will continue to create new generations of products and services which will drive revenue and earnings growth. Approximately 25%, 25% and 21% of our 2012, 2011 and 2010 net sales, respectively, were from products developed in the last five years. In 2012, 2011 and 2010 we invested $69, $70 and $66, respectively, in research and development.
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
Continue Portfolio Optimization and Pursue Targeted Add-On Acquisitions and Joint Ventures. The specialty chemicals and materials market is comprised of numerous small and mid-sized specialty companies focused on niche markets, as well as smaller divisions of large chemical conglomerates. As a large manufacturer of specialty chemicals and materials with leadership in the production of thermosets, we have a significant advantage in pursuing add-on acquisitions and joint ventures in areas that allow us to build upon our core strengths, expand our product, technology and geographic portfolio and better serve our customers. We believe we may have the opportunity to consummate acquisitions at relatively attractive valuations due to the scalability of our existing global operations and deal-related synergies. In addition, we have and will continue to monitor the strategic landscape for opportunistic divestments consistent with our broader specialty strategy. For example, we recently completed a joint venture effort to construct a versatics manufacturing facility in China, which began operations in the second quarter of 2012, and also recently announced a joint venture to construct a phenolic specialty resins manufacturing facility in China, which is expected to be operational by the end of 2013. In January 2013, we announced the acquisition of a 50% interest in a forest products joint venture in western Australia, which will provide formaldehyde, urea formaldehyde resins and other products to industrial customers in the region.
Capitalize on the Momentive Combination to Grow Revenues and Realize Operational Efficiencies. We believe the Momentive Combination will present opportunities to increase our revenues by leveraging each of our and MPM’s respective global manufacturing footprints and technology platforms. For example, we anticipate being able to accelerate the penetration of our products into Asia. Further, we anticipate the Momentive Combination will provide opportunities to streamline our business and reduce our cost structure, and are currently targeting $65 in annual cost savings related to the Momentive Combination. We anticipate these savings to come from logistics optimization, reductions in corporate expenses and reductions in the costs of raw materials and other inputs. Through December 31, 2012, we realized $58 of these savings on a run-rate basis, and anticipate fully realizing the remaining anticipated savings over the next 12 to 15 months.
Generate Free Cash Flow and Deleverage. We expect to generate strong free cash flow over the long-term due to our size, cost structure and reasonable ongoing capital expenditure requirements. Furthermore, we have demonstrated expertise efficiently in managing our working capital. Our strategy of generating significant free cash flow and deleveraging is complimented by our long-dated capital structure with no significant short-term maturities and strong liquidity position. This financial flexibility allows us to prudently balance deleveraging with our focus on growth and innovation.
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

We compete with many companies in most of our product lines, including large global chemical companies and small specialty chemical companies. No single company competes with us across all of our segments and existing product lines. The principal competitive factors in our industry include technical service, breadth of product offerings, product innovation, product quality and price. Some of our competitors are larger and have greater financial resources, less debt and better access to the capital markets than we do. As a result, they may be better able to withstand adverse changes in industry conditions, including pricing, and the economy as a whole. As a result, our competitors may have more resources to support continued expansion than we do. Some of our competitors also have a greater range of products and may be more vertically integrated than we are within specific product lines or geographies.
We are able to compete with smaller niche specialty chemical companies due to our investment in research and development and our customer service model, which provides on-site, value-added technical services for our customers. In addition, our size and scale provide efficiencies in our cost structure. We believe that the principal factors that contribute to success in the specialty chemicals market, and our ability to maintain our position in the markets we serve, are (1) consistent delivery of high-quality products; (2) favorable process economics; (3) the ability to provide value to customers through both product attributes and strong technical service and (4) a presence in growing and developing markets.
Our Businesses
The following paragraphs discuss our reportable segments, corresponding key product lines and primary end-use applications of our key products as of December 31, 2012.
Epoxy, Phenolic and Coating Resins Segment
2012 Net Sales: $3,022
Epoxy Specialty Resins
We are a leading producer of epoxy specialty resins, modifiers and curing agents in Europe and the United States. Epoxy resins are the fundamental component of many types of materials and are often used in the automotive, construction, aerospace and electronics industries due to their superior adhesion, strength and durability. We internally consume approximately 30% of our liquid epoxy resin (“LER”) production in specialty composite, coating and adhesive applications, giving us a competitive advantage versus our non-integrated competitors. Our position in basic epoxy resins, along with our technology and service expertise, has enabled us to offer formulated specialty products in certain markets. In composites, our specialty epoxy products are used either as replacements for traditional materials such as metal, wood and ceramics, or in applications where traditional materials do not meet demanding engineering specifications.
We are a leading producer of resins that are used in fiber reinforced composites. Composites are a fast growing class of materials that are used in a wide variety of applications ranging from aircraft components and wind turbine blades to sports equipment, and increasingly in automotive and transportation. We supply epoxy resin systems to composite fabricators in the wind energy, sporting goods and pipe markets.
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
Adhesive Applications:
Civil Engineering	Building and bridge construction, concrete enhancement and corrosion protection

Adhesives	Automotive: hem flange adhesives and panel reinforcements

Construction: ceramic tiles, chemical dowels and marble

Aerospace: metal and composite laminates

Electronics: chip adhesives and solder masks
Electrical Applications:
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
Composites:
Composite Epoxy Resins	Pipes and tanks, automotive, sports (ski, snowboard, golf), boats, construction, aerospace, wind energy and industrial applications
Principal Competitors: Dow Chemical, BASF, Aditya Birla (Thai Epoxy), Gurit, Leuna and Huntsman

Products	Key Applications
Coating Applications:
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
Principal Competitors: Dow Chemical, Huntsman, Nan Ya, Air Products and Cytec Industries
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
We are the world’s largest producer of versatic acids and derivatives. Versatic acids and derivatives are specialty monomers that provide significant performance advantages for finished coatings, including superior adhesion, hydrolytic stability, water resistance, appearance and ease of application. Our products include basic versatic acids and derivatives sold under the Versatic™, VEOVA® and CARDURA® names. Applications for these specialty monomers include decorative, automotive and protective coatings, as well as other uses, such as pharmaceuticals and personal care products. We manufacture versatic acids and derivatives using our integrated manufacturing sites and our internally produced ECH.
We are currently expanding our versatics acids and derivatives business in select regions where we believe there are prospects for strong long-term growth. In 2012, we completed a joint venture effort to construct a versatics manufacturing facility in China, which began operations in the second quarter of 2012. The facility produces VeoVA® monomers, a versatics acid derivative, which is used as a key raw material in environmentally advanced paints and coatings.

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
Principal Competitors: ExxonMobil, Tianjin Shield and Hebei Huaxu

Phenolic Specialty Resins and Molding Compounds
We are one of the leading producers of phenolic specialty resins, which are used in applications that require extreme heat resistance and strength, such as after-market automotive and OEM truck brake pads, filtration, aircraft components, foundry resins and electrical laminates. These products are sold under globally recognized brand names such as BORDEN, BAKELITE, DURITE and CELLOBOND. Our phenolic specialty resins are known for their binding qualities and are used widely in the production of mineral wool and glass wool used for commercial and domestic insulation applications.
We recently announced a joint venture to construct a phenolic specialty resins manufacturing facility in China, which is expected to be operational by the end of 2013. The new facility will produce a full range of specialty novolac and resole phenolic resins, which are used in a diverse range of applications, including refractories, friction and abrasives to support the growing automotive and consumer markets in China.

Products	Key Applications
Phenolic Specialty Resins:
Composites and Electronic Resins	Aircraft components, ballistic applications, industrial grating, pipe, jet engine components, electrical laminates, computer chip encasement and photolithography

Automotive Phenol Formaldehyde Resins	Acoustical insulation, engine filters, brakes, friction materials, interior components, molded electrical parts and assemblies and foundry binders

Construction Phenol Formaldehyde Resins and Urea Formaldehyde Resins	Fiberglass insulation, floral foam, insulating foam, lamp cement for light bulbs, molded appliance and electrical parts, molding compounds, sandpaper, fiberglass mat, electrical laminates and coatings

Molding Compounds:
Phenolic, Epoxy, Unsaturated Polyesters	High performance automotive transmissions and under-hood components, heat resistant knobs and bases, switches and breaker components, pot handles and ashtrays

Glass	High load, dimensionally stable automotive underhood parts and commutators
Principal Competitors: Sumitomo (Durez), SI Group, Plenco, Huttenes-Albertus, Dynea International, Arclin, Georgia-Pacific (a subsidiary of Koch Industries) and ASK
Phenolic Encapsulated Substrates
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
Through our unconsolidated joint venture, HA-International, Inc. (“HAI”), we are also the leading producer by volume of foundry resins in North America. Our foundry resin systems are used by major automotive and industrial companies for precision engine block casting, transmissions and brake and drive train components. In addition to encapsulated substrates, in the foundry industry, we also provide phenolic resin systems and ancillary products used to produce finished metal castings.

Products	Key Applications
Oil & Gas Stimulation Services Applications:
Resin Encapsulated Proppants	Oil and gas fracturing

Foundry Applications:
Refractory Coatings	Thermal resistant coatings for ferrous and nonferrous applications

Resin Coated Sands and Binders	Sand cores and molds
Principal Competitors: Carbo Ceramics, Santrol, Preferred Sands, Patriot Proppants and Atlas Resins

Polyester Resins
We are one of the major producers of powder polyesters in Europe. We provide custom powder polyester resins to customers for use in industrial coatings that require specific properties, such as gloss and color retention, resistance to corrosion and flexibility. Polyester coatings are typically used in building construction, transportation, automotive, machinery, appliances and metal office furniture.

Products	Key Applications
Powder Polyesters	Outdoor durable systems for architectural window frames, facades and transport and agricultural machinery; indoor systems for domestic appliances and general industrial applications
Principal Competitors: DSM, Cytec, Nuplex and Arkema
Acrylic Resins
We are a significant supplier of water-based acrylic resins in Europe and North America. Acrylic resins are supplied as either acrylic homopolymers or as resins incorporating various comonomers that modify performance or cost. Water based acrylic homopolymers are used in interior trim paints and exterior applications where color, gloss retention and weathering protection are critical. Styrene is widely used as a modifying comonomer in our water-based acrylic resins. Styrene-acrylic copolymers are mainly used where high hydrophobicity, alkali and wet scrub resistance are required.
We are also a producer of acrylic acid and acrylic monomer in Europe, the key raw material in our acrylic resins. This ability to internally produce a key raw material gives us a cost advantage and ensures us adequate supply.
We recently announced the construction of a new plant in Thailand, to expand and replace an existing facility, which will produce a broad range of acrylic resins designed for use primarily in coatings, adhesives and building and construction applications. The new plant will also include product development and applications laboratories, as well as technical service and application support capabilities for customers. The plant is expected to begin operations in the first half of 2013.

Products	Key Applications
Acrylic Dispersions	Architectural: Interior semi-gloss and high gloss, interior and exterior paints, stains and sealers, drywall primer, masonry coatings and general purpose

Industrial: Packaging, general metal, wood, plastic coatings, traffic marking paint, industrial maintenance and transportation, adhesives, textiles and automotive

Styrene-Acrylic Dispersions	Architectural: Interior matte to high gloss paints, interior and exterior paints, primer, masonry coatings and general purpose

Industrial: Building and construction, automotive OEM, general metal, wood, plastic coatings, traffic marking paint, industrial maintenance and transportation, adhesives and textiles
Principal Competitors: BASF, DSM, Dow Chemical, Arkema and Synthomer
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
Principal Competitors: Celanese, Wacker, Vinavil, Elotex, Dairen and Dow Chemical

Forest Products Resins Segment
2012 Net Sales: $1,734
Formaldehyde Based Resins and Intermediates
We are the leading producer of formaldehyde-based resins for the North American forest products industry, and also hold significant positions in Europe, Latin America and Australia. Formaldehyde-based resins, also known as forest products resins, are a key adhesive and binding ingredient used in the production of a wide variety of engineered lumber products, including medium-density fiberboard (“MDF”), particleboard, oriented strand board (“OSB”) and various types of plywood and laminated veneer lumber (“LVL”). These products are used in a wide range of applications in the construction, remodeling and furniture industries. Forest product resins have relatively short shelf lives, and as such, our manufacturing facilities are strategically located in close proximity to our customers.
In addition, we are the world’s largest producer of formaldehyde, a key raw material used to manufacture thousands of other chemicals and products, including the manufacture of methylene diphenyl diisocyanate (“MDI”) and butanediol (“BDO”). We internally consume the majority of our formaldehyde production in the production of forest products resins, giving us a competitive advantage versus our non-integrated competitors.

Products	Key Applications
Forest Products Resins:
Engineered Wood Resins	Softwood and hardwood plywood, OSB, LVL, particleboard, MDF and decorative laminates

Specialty Wood Adhesives	Laminated beams, structural and nonstructural fingerjoints, wood composite I-beams, cabinets, doors, windows, furniture, molding and millwork and paper laminations

Wax Emulsions	Moisture resistance for panel boards and other specialty applications

Formaldehyde Applications:
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
Discontinued Operations
On January 31, 2011, we sold our global inks and adhesive resins business (the ”IAR Business”) to Harima Chemicals Inc. The IAR Business was engaged in the production of naturally derived resins and related products primarily used for the manufacture of printing inks, adhesives, synthetic rubber, specialty coatings and aroma chemicals. The IAR Business is reported as a discontinued operation for all periods presented.
On May 31, 2011, we sold our North American coatings and composite resins business (the ”CCR Business”) to PCCR USA, Inc., a subsidiary of Investindustrial, a European investment group. The CCR Business was engaged in the production of alkyd resins and coating resins for architectural and original equipment manufacturers, as well as composite resins for construction, transportation, consumer goods, marine and other applications. The CCR Business is reported as a discontinued operation for all periods presented.
Marketing, Customers and Seasonality
Our products are sold to industrial users worldwide through a combination of a direct sales force that services our larger customers and third-party distributors that more cost-effectively serve our smaller customers. Our customer service and support network is made up of key regional customer service centers. We have global account teams that serve the major needs of our global customers for technical service and supply and commercial term requirements. Where operating and regulatory factors vary from country to country, these functions are managed locally.
In 2012, our largest customer accounted for less than 3% of our net sales, and our top ten customers accounted for approximately 16% of our net sales. Neither our overall business nor any of our reporting segments depends on any single customer or a particular group of customers; therefore, the loss of any single customer would not have a material adverse effect on either of our two reporting segments or the Company as a whole. Our primary customers are manufacturers, and the demand for our products is seasonal in certain of our businesses, with the highest demand in the summer months and lowest in winter months. Therefore, the dollar amount of our backlog orders is not significant as of December 31, 2012. Demand for our products can also be cyclical, as general economic health and industrial and commercial production levels are key drivers for our business.

International Operations
Our non-U.S. operations accounted for 58%, 59% and 60% of our sales in 2012, 2011 and 2010, respectively. While our international operations may be subject to a number of additional risks, such as exposure to foreign currency exchange risk, we do not believe that our foreign operations, on the whole, carry significantly greater risk than our operations in the United States. We plan to grow our business in the Asia-Pacific, Eastern Europe and Latin American markets, where the use of our products is increasing. In 2012, we completed a joint venture effort to construct a versatics manufacturing facility in China, which began operations in the second quarter of 2012. We also announced a joint venture to construct a phenolic specialty resins manufacturing facility in China, which is expected to be fully operational by the end of 2013. Additionally, in January 2013, we announced the acquisition of a 50% interest in a forest products joint venture in western Australia, which will provide formaldehyde, urea formaldehyde resins and other products to industrial customers in the region. Information about sales by geographic region for the past three years and long-lived assets by geographic region for the past two years can be found in Note 17 in Item 8 of Part II of this Annual Report on Form 10-K. More information about our programs to manage exchange risk and interest rate risk can be found in Item 7A of Part II of this Annual Report on Form 10-K.
Raw Materials
Raw material costs accounted for approximately 70% of our cost of sales in 2012. In 2012, we purchased approximately $4.0 billion of raw materials. The three largest raw materials that we use are phenol, methanol and urea, which collectively represented approximately 42% of our total raw material expenditures in 2012. The majority of raw materials that we use to manufacture our products are available from more than one source, and are readily available in the open market. We have long-term purchase agreements for certain raw materials that ensure the availability of adequate supply. These agreements generally have periodic price adjustment mechanisms and do not have minimum annual purchase requirements. Smaller quantity materials that are single sourced generally have long-term supply contracts to maximize supply reliability. Prices for our main feedstocks are generally driven by underlying petrochemical benchmark prices and energy costs, which are subject to price fluctuations. Although we seek to offset increases in raw material prices with increases in our product prices, we may not always be able to do so, and there are periods when price increases lag behind raw material price increases.
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
More recently, we have focused additional research and development resources on “green product” initiatives to remain competitive and to address our customers’ demands for more environmentally sensitive product solutions. Our efforts have focused on developing resin technologies that reduce emissions, maximize the efficiency and renewability of bio-based natural resources and promote safe, environmentally-friendly manufacturing processes. Some examples of meaningful results of our investment in the development of “green products” include:

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
 In 2012, 2011 and 2010, our research and development and technical services expense was $69, $70 and $66, respectively. We take a customer-driven approach to discover new applications and processes and provide customer service through our technical staff. Through regular direct contact with our key customers, our research and development associates can become aware of evolving customer needs in advance, and can anticipate their requirements to more effectively plan customer programs. We also focus on continuous improvement of plant yields and production capacity and reduction of fixed costs.

Intellectual Property
We own, license or have rights to over 1,700 patents, over 1,600 trademarks and various patent and trademark applications and technology licenses around the world, which we hold for use or currently use in our operations. A majority of our patents relate to developing new products and processes for manufacturing and will expire between 2013 and 2031. We renew our trademarks on a regular basis. While we view our patents and trademarks to be valuable, because of the broad scope of our products and services, we do not believe that the loss or expiration of any single patent or trademark would have a material adverse effect on our results of operations, financial position or the continuation of our business.
Industry Regulatory Matters
Domestic and international laws regulate the production and marketing of chemical substances. Almost every country has its own legal procedures for registration and import. Of these, the laws and regulations in the European Union, the United States (Toxic Substances Control Act) and China are the most significant to our business. Additionally, other laws and regulations may also limit our expansion into other countries. Chemicals that are not included on one or more of these, or any other country’s chemical inventory lists, can usually be registered and imported, but may first require additional testing or submission of additional administrative information.
The European Commission enacted a regulatory system in 2006, known as Registration, Evaluation, Authorization and Restriction of Chemical substances (“REACH”), which requires manufacturers, importers and consumers of certain chemicals to register these chemicals and evaluate their potential impact on human health and the environment. As REACH matures, significant market restrictions could be imposed on the current and future uses of chemical products that we use as raw materials or that we sell as finished products in the European Union. Other countries may also enact similar regulations.
Environmental Regulations
Our policy is to strive to operate our plants in a manner that protects the environment and health and safety of our employees, customers and communities. We have implemented company-wide environmental, health and safety policies managed by our Environmental, Health and Safety (“EH&S”) department and overseen by the EH&S Committee of the Momentive Holdings Board of Managers. Our EH&S department has the responsibility to ensure that our operations worldwide comply with environmental, health and safety laws and regulations. This responsibility is executed via training, communication of EH&S policies, formulation of relevant policies and standards, EH&S audits and incidence response planning and implementation. Our EH&S policies include systems and procedures that govern environmental emissions, waste generation, process safety management, handling, storage and disposal of hazardous substances, worker health and safety requirements, emergency planning and response and product stewardship.
Our operations involve the use, handling, processing, storage, transportation and disposal of hazardous materials, and we are subject to extensive environmental regulation at the federal, state and international levels. We are also exposed to the risk of claims for environmental remediation or restoration. Our production facilities require operating permits that are subject to renewal or modification. Violations of environmental laws or permits may result in restrictions being imposed on operating activities, substantial fines, penalties, damages or other costs. In addition, statutes such as the federal Comprehensive Environmental Response, Compensation and Liability Act and comparable state and foreign laws impose strict, joint and several liability for investigating and remediating the consequences of spills and other releases of hazardous materials, substances and wastes at current and former facilities, as well as third-party disposal sites. Other laws permit individuals to seek recovery of damages for alleged personal injury or property damage due to exposure to hazardous substances and conditions at our facilities or to hazardous substances otherwise owned, sold or controlled by us. Therefore, notwithstanding our commitment to environmental management and environmental health and safety, we may incur liabilities in the future, and these liabilities may result in a material adverse effect on our business, financial condition, results of operations or cash flows.
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

We expect to incur future costs for capital improvements and general compliance under environmental laws, including costs to acquire, maintain and repair pollution control equipment. In 2012, we incurred related capital expenditures of $21. We estimate that capital expenditures in 2013 for environmental controls at our facilities will be between $23 and $27. This estimate is based on current regulations and other requirements, but it is possible that a material amount of capital expenditures, in addition to those we currently anticipate, could be necessary if these regulations or other requirements or other facts change.
Employees
At December 31, 2012, we had approximately 5,100 employees. Approximately 45% of our employees are members of a labor union or are represented by workers’ councils that have collective bargaining agreements, including most of our European employees. We believe that we have good relations with our union and non-union employees.
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

Where You Can Find More Information
The public may read and copy any materials that we file with the Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 100 F Street, NW, Washington, DC 20549. The public may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports are available free of charge to the public through our internet website at www.momentive.com under “Investor Relations - SEC Filings” or on the SEC’s website at www.sec.gov.
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

•
more onerous credit and commercial terms from our suppliers such as shortening the required payment period for outstanding accounts receivable or reducing or eliminating the amount of trade credit available to us; and

•
potential delays in accessing our ABL Facility (as described in Item 7 of Part II of this Annual Report on Form 10-K) or obtaining new credit facilities on terms we deem commercially reasonable or at all, and the potential inability of one or more of the financial institutions included in our syndicated ABL Facility to fulfill their funding obligations. Should a bank in our syndicated ABL Facility be unable to fund a future draw request, we could find it difficult to replace that bank in the facility.

Global economic conditions remain weak. Any further weakening of economic conditions would likely exacerbate the negative effects described above, could significantly affect our liquidity which may cause us to defer needed capital expenditures, reduce research and development or other spending, defer costs to achieve productivity and synergy programs or sell assets or incur additional borrowings which may not be available or may only be available on terms significantly less advantageous than our current credit terms and could result in a wide-ranging and prolonged impact on general business conditions, thereby negatively impacting our business, results of operations and financial condition. In addition, if the global economic environment deteriorates or remains slow for an extended period of time, the fair value of our reporting units could be more adversely affected than we estimated in our analysis of reporting unit fair values at October 1, 2012. This could result in additional goodwill or other asset impairments, which could negatively impact our business, results of operations and financial condition.
Due to ongoing worldwide economic volatility and uncertainty, the short-term outlook for our business is difficult to predict. We expect the continued volatility in the global financial markets, the ongoing debt crisis in Europe and lack of consumer confidence will continue to lead to stagnant demand for many of our products within both of our reportable segments into 2013. However, we expect overall volumes to be moderately higher in 2013 as compared to 2012 due to the expected growth within the U.S. housing and Latin American construction markets, as well as key customer wins and slightly higher demand for products in certain of our businesses.
Fluctuations in direct or indirect raw material costs could have an adverse impact on our business.
Raw materials costs made up approximately 70% of our cost of sales in 2012. The prices of our direct and indirect raw materials have been, and we expect them to continue to be, volatile. If the cost of direct or indirect raw materials increases significantly and we are unable to offset the increased costs with higher selling prices, our profitability will decline. Increases in prices for our products could also hurt our ability to remain both competitive and profitable in the markets in which we compete.
Although some of our materials contracts include competitive price clauses that allow us to buy outside the contract if market pricing falls below contract pricing, and certain contracts have minimum-maximum monthly volume commitments that allow us to take advantage of spot pricing, we may be unable to purchase raw materials at market prices. In addition, some of our customer contracts have fixed prices for a certain term, and as a result, we may not be able to pass on raw material price increases to our customers immediately, if at all. Due to differences in timing of the pricing trigger points between our sales and purchase contracts, there is often a “lead-lag” impact. In many cases this “lead-lag” impact can negatively impact our margins in the short term in periods of rising raw material prices and positively impact them in the short term in periods of falling raw material prices. Future raw material prices may be impacted by new laws or regulations, suppliers’ allocations to other purchasers, changes in our supplier manufacturing processes as some of our products are byproducts of these processes, interruptions in production by suppliers, natural disasters, volatility in the price of crude oil and related petrochemical products and changes in exchange rates.
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
Compliance with environmental, health and safety laws and regulations, and maintenance of permits, can be costly and complex, and we have incurred and will continue to incur costs, including capital expenditures and costs associated with the issuance and maintenance of letters of credit, to comply with these requirements. In 2012, we incurred capital expenditures of $21 to comply with environmental laws and regulations and to make other environmental improvements. If we are unable to comply with environmental, health and safety laws and regulations, or maintain our permits, we could incur substantial costs, including fines and civil or criminal sanctions, third party property damage or personal injury claims or costs associated with upgrades to our facilities or changes in our manufacturing processes in order to achieve and maintain compliance, and may also be required to halt permitted activities or operations until any necessary permits can be obtained or complied with. In addition, future developments or increasingly stringent regulations could require us to make additional unforeseen environmental expenditures, which could have a material adverse effect on our business.

Environmental, health and safety requirements change frequently and have tended to become more stringent over time. We cannot predict what environmental, health and safety laws and regulations or permit requirements will be enacted or amended in the future, how existing or future laws or regulations will be interpreted or enforced or the impact of such laws, regulations or permits on future production expenditures, supply chain or sales. Our costs of compliance with current and future environmental, health and safety requirements could be material. Such future requirements include legislation designed to reduce emissions of carbon dioxide and other substances associated with climate change (“greenhouse gases”). The European Union has enacted greenhouse gas emissions legislation and continues to expand the scope of such legislation. The U.S. Environmental Protection Agency (the “USEPA”) has promulgated regulations applicable to projects involving greenhouse gas emissions above a certain threshold, and the United States and certain states within the United States have enacted, or are considering, limitations on greenhouse gas emissions. These requirements to limit greenhouse gas emissions could significantly increase our energy costs, and may also require us to incur material capital costs to modify our manufacturing facilities.
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
Because of certain government public health agencies’ concerns regarding the potential for adverse human health effects, formaldehyde is a regulated chemical and public health agencies continue to evaluate its safety. In 2004, a division of the World Health Organization, the International Agency for Research on Cancer, or IARC, reclassified formaldehyde as “carcinogenic to humans,” a higher classification than set forth in previous IARC evaluations. In 2009, the IARC determined that there is sufficient evidence in human beings of a causal association between formaldehyde exposure and leukemia. In 2011, the National Toxicology Program within the U.S. Department of Health and Human Services, or NTP, issued its 12th Report on Carcinogens, or RoC, which lists formaldehyde as “known to be a human carcinogen.” This NTP listing was based, in part, upon certain studies reporting an increased risk of certain types of cancers, including myeloid leukemia, in individuals with higher measures of formaldehyde exposure (exposure level or duration). The USEPA is considering regulatory options for setting limits on formaldehyde emissions from composite wood products that use formaldehyde based adhesives. The USEPA, under its Integrated Risk Information System, or IRIS, has also released a draft of its toxicological review of formaldehyde. This draft review states that formaldehyde meets the criteria to be described as “carcinogenic to humans” by the inhalation route of exposure based upon evidence of causal links to certain cancers, including leukemia. The National Academy of Sciences, or NAS, was requested by the USEPA to serve as the external peer review body for the draft review. The NAS reviewed the draft IRIS toxicological review and issued a report in April 2011 that criticized the draft IRIS toxicological review and stated that the methodologies and the underlying science used in the draft IRIS review did not clearly support a conclusion of a causal link between formaldehyde exposure and leukemia. It is possible that USEPA may revise the IRIS toxicological review to reflect the

NAS findings, including the conclusions regarding a causal link between formaldehyde exposure and leukemia. In December 2011, the conference report for the FY 2012 Omnibus Appropriations bill included a provision directing NTP to refer the NTP 12th Report in Carcinogens, or RoC, file for formaldehyde to the NAS for further review. It is possible, once the NAS review of the NTP 12th RoC formaldehyde file is completed (likely in 2014), the NTP listing of formaldehyde may change. According to NTP, a listing in the RoC indicates a potential hazard and does not assess cancer risks to individuals associated with exposures in their daily lives. A 2012 Omnibus Appropriations legislation directed the Department of Health and Human Services to have the 12th RoC reviews by the NAS. However, the report, as it exists now, could have material adverse effects on our business. In October 2011, the European Chemical Agency (“ECHA”) publicly released for comment the “Proposal for Harmonized Classification and Labelling Based on Regulation (EC) No 1272/2008 (C.I.P. Regulation), Annex VI, Part 2, Substance Name: FORMALDEHYDE Version Number 2, Date: 28 September 2011.” The French Member State Competent Authorities (“MSCA”) proposed that formaldehyde be reclassified as a Category 1A Carcinogen and Category 2 Mutagen based upon their review of the available evidence. The proposal cited a relationship to nasopharyngeal cancer (“NPC”). NPC is a rare cancer of the upper respiratory tract. Following a review of the proposal, the Risk Assessment Committee of ECHA, which is made up of representatives from all EU member states, determined that there was sufficient evidence to justify the classification of formaldehyde as a Category 2 Mutagen, but that the evidence reviewed only supported the classification of formaldehyde as a Category 1B Carcinogen (described by the applicable EU regulation as “presumed to have carcinogenic potential for humans, classification is largely based on animal evidence”) rather than as a Category 1A Carcinogen (described as “known to have carcinogenic potential for humans, classification is largely based on human evidence”) as proposed by France. ECHA will forward the recommendation to the European Commission, which could adopt the classification. It is possible that new regulatory requirements could be promulgated to limit human exposure to formaldehyde, that we could incur substantial additional costs to meet any such regulatory requirements, and that there could be a reduction in demand for our formaldehyde-based products. These additional costs and reduced demand could have a material adverse effect on our operations and profitability.
Bis-phenol A (“BPA”), which is used as an intermediate at our Deer Park, Texas and Pernis, Netherlands manufacturing facilities, and is also sold directly to third parties, is currently under evaluation as an “endocrine disrupter.” Endocrine disrupters are chemicals that have been alleged to interact with the endocrine systems of human beings and wildlife and disrupt their normal processes. BPA continues to be subject to scientific, regulatory and legislative review and negative publicity. Several significant reviews on the safety of BPA were performed by prestigious regulatory and scientific bodies around the globe. These include the World Health Organization, U.S. Food and Drug Administration (“FDA”), European Food Safety Authority, Japanese Research Institute of Science for Safety and Sustainability, The German Society of Toxicology and Health Canada. In December 2012, France enacted a law that bans BPA in Food Containers by 2015. Per this new law, the production, import, export, and marketing of food packaging containing BPA in direct contact with food contents was banned as of January 1, 2013 for products intended for infants less than 3 years of age, and will be prohibited as of January 1, 2015 for all other consumer products. In January 2013, the California Environmental Protection Agency’s Office of Environmental Health Hazard Assessment (“OEHHA”) issued a notice of intent to list BPA under Proposition 65 as a reproductive toxicant. If listed, manufacturers, dealers, distributors and retailers of products containing BPA would be required to warn individuals prior to exposing them to BPA unless such exposures were shown to be less than a risk-based level (the maximum allowable dose level (“MADL”)). Concurrent with its proposed listing, the OEHHA proposed establishing an MADL for BPA. The American Chemistry Council has filed a lawsuit to challenging this proposed listing. Regulatory and legislative initiatives such as these would likely result in a reduction in demand for BPA and our products containing BPA and could also result in an increase in operating costs to meet more stringent regulations. Such increases in operating costs and/or reduction in demand could have a material adverse effect on our operations and profitability.
We manufacture resin-encapsulated sand. Because sand consists primarily of crystalline silica, potential exposure to silica particulate exists. Overexposure to crystalline silica is a recognized health hazard. The Occupational Safety and Health Administration (“OSHA”) continues to maintain on its regulatory calendar the possibility of promulgating a comprehensive occupational health standard for crystalline silica. A proposed rule, which would, among other things, lower the permissible occupational exposure limits to airborne crystalline silica particulate to which workers would be allowed to be exposed was sent to the Office of Management and Budget (“OMB”) for review in February 2011, but OMB has extended its review period indefinitely. We may incur substantial additional costs to comply with any new OSHA regulations.
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
Scientists periodically conduct studies on the potential human health and environmental impacts of chemicals, including products we manufacture and sell. Also, nongovernmental advocacy organizations and individuals periodically issue public statements alleging human health and environmental impacts of chemicals, including products we manufacture and sell. Based upon such studies or public statements, our customers may elect to discontinue the purchase and use of our products, even in the absence of any government regulation. Such actions could significantly decrease the demand for our products and, accordingly, have a material adverse effect on our business, financial condition, cash flows and profitability. In July 2012, the FDA concluded that polycarbonate, a plastic resin made from BPA, was no longer being used in the manufacture of certain infant and toddler beverage containers and, accordingly, approved a petition from the American Chemistry Council to remove polycarbonate from the list of material approved for the use in the manufacture of such beverage containers. Abandonment of such uses of polycarbonate was due at least in part to public statements alleging health effects on infants and toddlers of small amounts of BPA released from the polycarbonate. Although the FDA’s determination will not have a direct impact on our business, it could eventually result in a determination by some of our customers to discontinue or decrease the use of our products made from BPA.

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
As discussed above, we manufacture and sell products containing formaldehyde, and certain governmental bodies have stated that there is a causal link between formaldehyde exposure and certain types of cancer, including myeloid leukemia and NPC. These conclusions could also become the basis of product liability litigation.
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
In 2012, approximately 58% of our net sales originated outside the United States. In our Consolidated Financial Statements, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period or the exchange rate at the end of that period. During times of a strengthening U.S. dollar, at a constant level of business, our reported international revenues and earnings would be reduced because the local currency would translate into fewer U.S. dollars.
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
The European debt crisis and related European financial restructuring efforts have contributed to instability in global credit markets and may cause the value of the Euro to further deteriorate. If global economic and market conditions, or economic conditions in Europe, the United States or other key markets remain uncertain or deteriorate further, the value of the Euro and the global credit markets may weaken. While we do not transact a significant amount of business in Greece, Italy or Spain, the general financial instability in those countries could have a contagion effect on the region and contribute to the general instability and uncertainty in the European Union. If this were to occur, it could adversely affect our European customers and suppliers and in turn have a materially adverse effect on our international business and results of operations.
Increased energy costs could increase our operating expenses, reduce net income and negatively affect our financial condition.
Natural gas and electricity are essential to our manufacturing processes, which are energy-intensive. Oil and natural gas prices have fluctuated greatly over the past several years and we anticipate that they will continue to do so. Our energy costs represented approximately 5% of our total cost of sales in 2012, 2011 and 2010.
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
If we are unable to achieve the cost savings or synergies that we expect to achieve from our strategic initiatives, including the Shared Services Agreement, it would adversely affect our profitability and financial condition. In addition, while we have been successful in reducing costs and generating savings, factors may arise that may not allow us to sustain our current cost structure. As market and economic conditions change, we may also make changes to our operating cost structure. To the extent we are permitted to include the pro forma impact of such cost savings initiatives in the calculation of financial covenant ratios under our ABL Facility or our indentures, our failure to realize such savings could impact our compliance with such covenants.
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
As of December 31, 2012, approximately 45% of our employees were unionized or represented by works councils that were covered by collective bargaining agreements. In addition, some of our employees reside in countries in which employment laws provide greater bargaining or other employee rights than the laws of the United States. These rights may require us to expend more time and money altering or amending employees’ terms of employment or making staff reductions. For example, most of our employees in Europe are represented by works councils, which generally must approve changes in conditions of employment, including restructuring initiatives and changes in salaries and benefits. A significant dispute could divert our management’s attention and otherwise hinder our ability to conduct our business or to achieve planned cost savings.
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
Our U.S. and non-U.S. defined benefit pension plans were under-funded in the aggregate by $84 and $206, respectively, as of December 31, 2012.
We are legally required to make contributions to our pension plans in the future, and those contributions could be material. The need to make these cash contributions will reduce the amount of cash that would be available to meet other obligations or the needs of our business, which could have a material adverse effect on our financial condition and liquidity.
In 2013, we expect to contribute approximately $12 and $10 to our U.S. and non-U.S. defined benefit pension plans, respectively, which we believe is sufficient to meet the minimum funding requirements as set forth in employee benefit and tax laws.
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
Our ability to implement our growth strategy is limited by covenants in our ABL Facility, indentures and other indebtedness, our financial resources, including available cash and borrowing capacity, and our ability to integrate or identify appropriate acquisition and joint venture candidates.
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
In January 2013, we issued an additional $1,100 aggregate principal amount of 6.625% First-Priority Senior Secured Notes due 2020 at an issue price of 100.75%. We used the net proceeds of $1,108 ($1,100 plus a premium of $8) to (i) repay approximately $910 of term loans under our senior secured credit facilities, (ii) purchase $89 aggregate principal amount of our Floating Rate Second-Priority Senior Secured Notes due 2014 (the “Floating Rate Notes”) in a tender offer, (iii) satisfy and discharge the remaining $31 aggregate principal amount of Floating Rate Notes, which were redeemed on March 2, 2013 at a redemption price equal to 100% plus accrued and unpaid interest to the redemption date, (iv) pay related transaction costs and expenses and (v) provide incremental liquidity of $54.
In January 2013, we also issued $200 aggregate principal amount of 8.875% Senior Secured Notes due 2018 at an issue price of 100%. These notes were issued to lenders in exchange for loans of our direct parent, MSC Holdings, which were retired in full.
Additionally, in March 2013, we entered into a new $400 asset-based revolving loan facility, which is subject to a borrowing base (the “ABL Facility”). The ABL Facility replaced our senior secured credit facilities, which included a $171 revolving credit facility and a $47 synthetic letter of credit facility at the time of the termination of such facilities upon our entry into the ABL Facility. Collectively, we refer to these transactions as the “2013 Refinancing Transactions.”
We have substantial consolidated indebtedness. As of December 31, 2012, as adjusted for the 2013 Refinancing Transactions, we would have had approximately $3.8 billion of consolidated outstanding indebtedness, including payments due within the next twelve months and short-term borrowings. In addition, we would have had a $400 undrawn revolver under our ABL Facility, subject to a borrowing base. In 2013, our cash interest expense is projected to be approximately $295 based on consolidated indebtedness, as adjusted for the 2013 Refinancing Transactions, and interest rates at December 31, 2012, of which $290 represents cash interest expense on fixed-rate obligations, including variable rate debt subject to interest rate swap agreements.
As of December 31, 2012, as adjusted for the 2013 Refinancing Transactions, approximately $98, or 3%, of our borrowings would have been at variable interest rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same. Assuming our consolidated variable interest rate indebtedness outstanding as of December 31, 2012, as adjusted for the 2013 Refinancing Transactions, remains the same, an increase of 1% in the interest rates payable on our variable rate indebtedness would increase our annual estimated debt service requirements by approximately $1.
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
Availability under the ABL Facility is subject to a borrowing base based on a specified percentage of eligible accounts receivable and inventory. On March 28, 2013, the borrowing base reflecting various required reserves was determined to be approximately $348. We estimate that as of December 31, 2012 we would have had approximately $307 of availability under the ABL Facility, as adjusted for the 2013 Refinancing Transactions and assuming the same borrowing base as of March 28, 2013. However, the borrowing base (including various reserves) will be updated on a monthly basis, so the actual borrowing base could be lower in the future. To the extent the borrowing base is lower than we expect, that could significantly impair our liquidity.
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
In addition, the agreement governing our ABL Facility requires us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 at any time when the availability is less than the greater of (x) $40 and (y) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time. In that event, we must satisfy a minimum fixed charge coverage ratio of 1.0 to 1.0. The fixed charge coverage ratio under the agreement governing the ABL Facility is generally defined as the ratio (a) of Adjusted EBITDA minus non-financed capital expenditures and cash taxes to (b) debt service plus certain restricted payments, each measured on a last twelve months, or LTM, basis. If in the future we do not anticipate to be able to meet such ratio, we expect not to allow our availability under the ABL Facility to fall below such levels.
A breach of our fixed charge coverage ratio covenant, if in effect, would result in an event of default under our ABL Facility. Pursuant to the terms of our ABL Facility, our direct parent company will have the right, but not the obligation to cure such default through the purchase of additional equity in up to two of any four consecutive quarters and seven total during the term of the ABL Facility. If a breach of a fixed charge coverage ratio covenant is not cured or waived, or if any other event of default under the ABL Facility occurs, the lenders under such credit facilities:

•	would not be required to lend any additional amounts to us;

•
could elect to declare all borrowings outstanding under such ABL Facility, together with accrued and unpaid interest and fees, due and payable and could demand cash collateral for all letters of credit issued thereunder;

•	could apply all of our available cash that is subject to the cash sweep mechanism of the ABL Facility to repay these borrowings; and/or

•	could prevent us from making payments on our notes;
any or all of which could result in an event of default under our notes.
The ABL Facility provides for “springing control” over the cash in our deposit accounts constituting collateral for the ABL Facility, and such cash management arrangements includes a cash sweep at any time that availability under the ABL Facility is less than the greater of (x) $40 and (y) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time. Such cash sweep, if in effect, will cause all our available cash to be applied to outstanding borrowings under our ABL Facility. If we satisfy the conditions to borrowings under the ABL Facility while any such cash sweep is in effect, we may be able to make additional borrowings under the ABL Facility to satisfy our working capital and other operational needs. If we do not satisfy the conditions to borrowing, we will not be permitted to make additional borrowings under our ABL Facility, and we will not have sufficient cash to satisfy our working capital and other operational needs.
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
ITEM 1B - UNRESOLVED STAFF COMMENTS
None.

ITEM 2 - PROPERTIES
Our headquarters are in Columbus, Ohio and we have European executive offices in Rotterdam, Netherlands. Our major manufacturing facilities are primarily located in North America and Europe. As of December 31, 2012, we operated 26 domestic production and manufacturing facilities in 14 states and 35 foreign production and manufacturing facilities primarily in Australia, Brazil, Canada, Colombia, the Czech Republic, Finland, France, Germany, Italy, Korea, Malaysia, Netherlands, New Zealand, Spain, Thailand, the United Kingdom and Uruguay.
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
Environmental Damages to the Port of Paranagua, Brazil
On August 10, 2005, the Environmental Institute of Paraná (IAP), an environmental agency in the State of Paraná, provided Hexion Quimica Industria, the Company’s Brazilian subsidiary, with notice of an environmental assessment in the amount of 12 Brazilian reais. The assessment related to alleged environmental damages to the Paranagua Bay caused in November 2004 from an explosion on a shipping vessel carrying methanol purchased by the Company. The investigations performed by the public authorities have not identified any actions of the Company that contributed to or caused the accident. The Company responded to the assessment by filing a request to have it cancelled and by obtaining an injunction precluding execution of the assessment pending adjudication of the issue. In November 2010, the Court denied the Company’s request to cancel the assessment and lifted the injunction that had been issued. The Company responded to the ruling by filing an appeal in the State of Paraná Court of Appeals. In March 2012, the Company was informed that the Court of Appeals had denied the Company’s appeal. The Company continues to believe that the assessment is invalid, and on June 4, 2012 it filed appeals to the Superior Court of Justice and the Supreme Court of Brazil. The Company continues to believe it has strong defenses against the validity of the assessment, and does not believe that a loss is probable. At December 31, 2012, the amount of the assessment, including tax, penalties, monetary correction and interest, is 30 Brazilian reais, or approximately $14.
Other Litigation
For a discussion of certain other legal contingencies, refer to Note 11, Commitments and Contingencies, in Item 8 of Part II of this Annual Report on Form 10-K.
ITEM 4 - MINE SAFETY DISCLOSURES
This item is not applicable to the registrant.
Disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act
On February 12, 2013, certain investment funds affiliated with Apollo Global Management, LLC beneficially owned approximately 19.6% of the ordinary shares of LyondellBasell Industries N.V. (“LyondellBasell”) and have certain director nomination rights. LyondellBasell may be deemed to be under common control with us, but this statement is not meant to be an admission that common control exists. As a result, it appears that we are required to provide disclosures as set forth herein pursuant to Section 219 of the new Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Securities Exchange Act of 1934, as amended. The Annual Report on Form 10-K for the year ended December 31, 2012 filed by LyondellBasell with the SEC on February 12, 2013 contained the disclosure set forth below (with all references contained therein to “the Company” being references to LyondellBasell and its consolidated subsidiaries).
The disclosure below does not relate to any activities conducted by us and does not involve us or our management. The disclosure relates solely to activities conducted by LyondellBasell and its consolidated subsidiaries.
“Disclosure pursuant to Section 219 of the Iran Threat Reduction & Syria Human Rights Act
Certain non-U.S. subsidiaries of our predecessor, LyondellBasell AF, licensed processes to construct and operate manufacturing plants in Iran that produce polyolefin plastic material, which is used in the packaging of household and consumer goods. The subsidiaries also provided engineering support and supplied catalyst products to be used in these manufacturing operations. In 2009, the Company made the decision to suspend the pursuit of any new business dealings in Iran.
As previously disclosed by the Company, in 2010, our management made the further decision to terminate all business by the Company and its direct and indirect subsidiaries with the government, entities and individuals in Iran. The termination was made in accordance with all applicable laws and with the knowledge of U.S. Government authorities. As part of the termination, we entered into negotiations with Iranian counterparties in order to exit our contractual obligations. As described below, two transactions occurred under settlement agreements in early 2012, although the agreements to cease our activities with these counterparties were entered into in 2011. In January 2012, one of our non-U.S. subsidiaries received a final payment of approximately €3.5 million for a shipment of catalyst from an entity that is 50% owned by the National Petrochemical Company of Iran.

Our shipment of the catalyst was in February 2012 as part of the agreement related to our termination and cessation of all business under agreements with the counterparty. In 2012, the gross revenue from this limited activity was approximately, €4.2 million and profit attributable to it was approximately, €2.4 million.
In January and February of 2012, one of the Company's non-U.S. subsidiaries provided certain engineering documents relating to a polyolefin plastic process to a licensee comprising three Iranian companies, one of which is 20% owned by the National Oil Company of Iran. The provision of documents was the Company's final act with respect to the termination and cessation of all business under agreements with the counterparties. No gross revenue or profit was attributable to this activity in 2012. The transactions disclosed in this report do not constitute violations of applicable anti-money laundering laws or sanctions laws administered by the U.S. Department of the Treasury, Office of Foreign Assets Control (OFAC), and are not the subject of any enforcement actions under the Iran sanction laws.
We have not conducted, and do not intend to conduct, any further business activities in Iran or with Iranian counterparties.”

PART II
(dollars in millions, except per share data, or as otherwise noted)
ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
There is no established public trading market for our common stock. As of February 28, 2013, 82,556,847 common shares were held by our parent, MSC Holdings.
In 2012, we declared dividends of approximately $3 to be paid as and when needed to fund the compensation for the Board of Managers of Momentive Holdings, insurance premiums and other expenses. Other than dividends that we may declare from time to time to fund expenses as permitted under our ABL Facility and the indentures that govern our notes, we do not currently intend to declare any cash dividends on our common stock, and instead intend to retain earnings, if any, to fund future operations and to reduce our debt. The credit agreement that governs our ABL Facility and the indentures that govern our notes impose restrictions on our ability to pay dividends. Therefore, our ability to pay dividends on our common stock will depend on, among other things, our level of indebtedness at the time of the proposed dividend and whether we are in default under any of our debt instruments. Our future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors that our board of directors considers relevant. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, business opportunities, provision of applicable law and other factors that our board of directors may consider relevant. For a discussion of our cash resources and needs, see Item 7 of Part II of this Annual Report on Form 10-K.
We have no compensation plans that authorize issuing our common stock to employees or non-employees. In addition, there have been no sales or repurchases of our equity securities during the past fiscal year. However, we and our direct and indirect parent companies have in the past issued, and may issue from time to time, equity awards that are denominated in or based upon the common units of our direct or ultimate parent to our employees and directors. As the awards were granted in exchange for service to us, these awards are included in our Consolidated Financial Statements. For a discussion of these equity plans, see Note 14 in Item 8 of Part II and Item 11 of Part III of this Annual Report on Form 10-K.

ITEM 6 - SELECTED FINANCIAL DATA
The following table presents our selected historical consolidated and combined financial data. The following information should be read in conjunction with, and is qualified by reference to, our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited Consolidated Financial Statements, as well as the other financial information included elsewhere herein.
The consolidated statement of operations data for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2012, 2011, 2010, 2009 and 2008 have been derived from our audited Consolidated Financial Statements.

	Year ended December 31,
	2012	2011	2010	2009	2008
	(dollars in millions, except per share data)
Statements of Operations:
Net sales	$4,756	$5,207	$4,597	$3,549	$5,390
Cost of sales	4,160	4,473	3,866	3,077	4,807
Gross profit	596	734	731	472	583
Selling, general and administrative expense	322	335	332	305	369
Terminated merger and settlement (income) expense, net (1)	—	—	(171)	(62)	1,027
Asset impairments	23	32	—	49	8
Business realignment costs	35	15	20	37	32
Other operating expense (income), net	14	(16)	4	7	9
Operating income (loss)	202	368	546	136	(862)
Interest expense, net	263	262	276	223	303
Loss (gain) on extinguishment of debt	—	—	30	(224)	—
Other non-operating (income) expense, net	(1)	3	(4)	—	6
(Loss) income from continuing operations before income tax and earnings from unconsolidated entities	(60)	103	244	137	(1,171)
Income tax (benefit) expense	(365)	3	35	(8)	(16)
Income (loss) from continuing operations before earnings from unconsolidated entities	305	100	209	145	(1,155)
Earnings from unconsolidated entities, net of taxes	19	16	8	2	2
Net income (loss) from continuing operations	324	116	217	147	(1,153)
Net income (loss) from discontinued operations, net of taxes (2)	—	2	(3)	(30)	(32)
Net income (loss)	324	118	214	117	(1,185)
Net income attributable to noncontrolling interest	—	—	—	(3)	(5)
Net income (loss) attributable to Momentive Specialty Chemicals Inc.	$324	$118	$214	$114	$(1,190)
Dividends declared per common share	$0.04	$0.02	$—	$—	$—
Cash Flows provided by (used in):
Operating activities	$177	$171	$51	$355	$(632)
Investing activities	(138)	33	(105)	(132)	(134)
Financing activities	(59)	57	97	(222)	706
Balance Sheet Data (at end of period):
Cash and cash equivalents	$419	$419	$166	$122	$117
Short-term investments	5	7	6	10	7
Working capital (3)	669	682	551	291	483
Total assets	3,325	3,096	3,118	2,953	3,180
Total long-term debt	3,419	3,420	3,588	3,424	3,743
Total net debt (4)	3,071	3,113	3,500	3,374	3,729
Total liabilities	4,642	4,861	5,137	5,002	5,359
Total deficit	(1,317)	(1,765)	(2,019)	(2,049)	(2,179)

(1)
Terminated merger and settlement (income) expense, net for the years ended December 31, 2010 and 2009 includes the non-cash push-down of insurance recoveries by the Company’s owner related to the settlement payment made by the Company’s owner that had been treated as an expense of the Company for the year ended December 31, 2008 associated with the terminated merger with Huntsman Corporation, as well as reductions on certain of the Company’s merger related service provider liabilities. The amount for the year ended December 31, 2008 represents termination fees, settlement payments, accounting and legal costs paid by the Company as well as the write-off of previously deferred acquisition costs.

(2)	Net income (loss) from discontinued operations reflects the results of our IAR Business and CCR Business.

(3)
Working capital is defined as current assets less current liabilities. As of December 31, 2010, 2009 and 2008, the assets and liabilities of the IAR Business and CCR Business totaling $184, $165 and $230, respectively, have been classified as current.

(4)	Net debt is defined as long-term debt plus short-term debt less cash and cash equivalents and short-term investments.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our results of operations and financial condition for the years ended December 31, 2012, 2011 and 2010 with the audited Consolidated Financial Statements and related notes included elsewhere herein. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs, and which involve numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1A, “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements.
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
Our products are used in thousands of applications and are sold into diverse markets, such as forest products, architectural and industrial paints, packaging, consumer products and automotive coatings, as well as higher growth markets, such as composites, UV cured coatings and electrical composites. Major industry sectors that we serve include industrial/marine, construction, consumer/durable goods, automotive, wind energy, aviation, electronics, architectural, civil engineering, repair/remodeling, graphic arts and oil and gas field support. Key drivers for our business include general economic and industrial conditions, including housing starts, auto build rates and active gas drilling rigs. In addition, due to the nature of our products and the markets we serve, competitor capacity constraints and the availability of similar products in the market may impact our results. As is true for many industries, our financial results are impacted by the effect on our customers of economic upturns or downturns, as well as by the impact on our own costs to produce, sell and deliver our products. Our customers use most of our products in their production processes. As a result, factors that impact their industries can and have significantly affected our results.
Through our worldwide network of strategically located production facilities we serve more than 5,700 customers in approximately 100 countries. Our global customers include large companies in their respective industries, such as 3M, Ashland Chemical, BASF, Bayer, DuPont, GE, Halliburton, Honeywell, Louisiana Pacific, Owens Corning, PPG Industries, Sumitomo, Valspar and Weyerhaeuser.
Momentive Combination and Shared Services Agreement
In October 2010, our parent, MSC Holdings, and MPM Holdings, the parent company of MPM, became subsidiaries of a newly formed holding company, Momentive Holdings. We refer to this transaction as the “Momentive Combination.” In connection with the closing of the Momentive Combination, we entered into the Shared Services Agreement with MPM, as amended on March 17, 2011, pursuant to which we are providing to MPM, and MPM is providing to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between us and MPM.
The Momentive Combination, including the Shared Services Agreement, has resulted in significant synergies for us, including shared services and logistics optimization, best-of-source contractual terms, procurement savings, regional site rationalization and administrative and overhead savings. We expect these synergies to continue, and project achieving a total of approximately $65 of annual cost savings in connection with the Shared Services Agreement and the Momentive Combination. Through December 31, 2012, we have realized $58 of these savings on a run-rate basis, and anticipate fully realizing the remaining anticipated savings over the next 12 to 15 months.
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
Reportable Segments
Our business segments are based on the products that we offer and the markets that we serve. At December 31, 2012, we had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins. A summary of the major products of our reportable segments follows:

•
Epoxy, Phenolic and Coating Resins: epoxy specialty resins, phenolic encapsulated substrates, versatic acids and derivatives, basic epoxy resins and intermediates, phenolic specialty resins and molding compounds, polyester resins, acrylic resins and vinylic resins

•	Forest Products Resins: forest products resins and formaldehyde applications

2012 Overview

•
 Net sales decreased 9% in 2012, as compared to 2011, due primarily to increased competition in certain markets and a decrease in demand in several of our product lines, as well as unfavorable foreign currency translation due to the strengthening of the U.S. dollar against the euro and Brazilian real.

•
In March 2012, we issued $450 aggregate principal amount of 6.625% First-Priority Senior Secured Notes due 2020 at an issue price of 100%. We used the net proceeds, together with cash on hand, to repay approximately $454 aggregate principal amount of existing term loans maturing May 5, 2013 under our senior secured credit facilities, effectively extending these maturities by an additional seven years. In conjunction with this issuance, we extended $171 of our $200 revolving line of credit facility commitments from lenders from February 2013 to December 2014. The senior secured credit facilities, including the revolving credit facility, were subsequently terminated in March 2013 in connection with the closing of our new ABL Facility described below. We collectively refer to these transactions as the “March 2012 Refinancing Transactions.”

•
During 2012, we realized approximately $24 in cost savings as a result of the Shared Services Agreement, bringing our total cumulative savings since the Momentive Combination to $54. In addition, we also realized approximately $12 in cost savings related to other cost reduction programs. As of December 31, 2012, we have approximately $11 and $14 of in-process cost savings and synergies that we expect to achieve over the next 12 to 15 months in connection with the Shared Services Agreement and other cost reduction programs, respectively.

•
In response to softening demand in certain of our businesses and continued efforts to optimize our manufacturing footprint and reduce our cost structure, during 2012 we closed four facilities in our Forest Products Resins segment and three facilities in our Epoxy, Phenolic and Coating Resins segment.

•	We continued to strategically focus on expanding in markets in which we expect opportunities for future growth:
Recently completed expansion efforts include:

•
A joint venture to construct a versatics manufacturing facility in China, which began operations in the second quarter of 2012. The facility produces VeoVa® monomers, a versatic acid derivative, used as a key raw material in environmentally advanced paints and coatings.

•
The acquisition of a 50% interest in a forest products joint venture in western Australia, which will provide formaldehyde, urea formaldehyde resins and other products to industrial customers in the region.

Future growth initiatives include:

•
A joint venture to construct a phenolic specialty resins manufacturing facility in China, which is expected to be operational by the end of 2013. The new facility will produce a full range of specialty novolac and resole phenolic resins used in a diverse range of applications, including refractories, friction and abrasives to support the growing auto and consumer markets in China.

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

2013 Outlook
Our business is impacted by general economic and industrial conditions, including housing starts, automotive builds, oil and natural gas drilling activity and general industrial production. Our business has both geographic and end market diversity which often reduces the impact of any one of these factors on our overall performance.
Due to ongoing worldwide economic volatility and uncertainty, the short-term outlook for our business is difficult to predict. We expect the continued volatility in the global financial markets, the ongoing debt crisis in Europe and lack of consumer confidence will continue to lead to stagnant demand for many of our products within both of our reportable segments into 2013. However, we expect overall volumes to be moderately higher in 2013 as compared to 2012 due to the expected growth within the U.S. housing and Latin American construction markets, as well as key customer wins and slightly higher demand for products in certain of our businesses.
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
We expect moderate increases in volumes within our oil field business during 2013 due to key customer wins, partially offset by continuing pricing pressures in this business as a result of increased competition and moderate natural gas prices.

We anticipate volumes in our North American forest products resins business to continue to grow during 2013, reflecting recovering U.S. housing starts. We also anticipate moderate growth in volumes in our Latin American forest products business due to continued growth in construction and industrial production activities within this region. We anticipate moderate general economic growth in the North American automobile and industrial markets to positively impact our Epoxy, Phenolic and Coating Resins segment during 2013. We expect the European automobile and construction industries to remain slow due to the continuing economic concerns in this region.
In response to the uncertain economic outlook, we are reviewing our plans to aggressively accelerate savings from the Shared Services Agreement in order to capture these cost savings as quickly as possible, while also reviewing our cost structure and manufacturing footprint across all businesses. We have executed restructuring and cost reduction programs that will continue to be finalized into 2013. These actions have led to more significant restructuring, exit and disposal costs and asset impairments, as indicated by our results of operations for 2012, and may continue to do so during 2013. As of December 31, 2012, we have incurred costs of $31 related to these programs, which are estimated to occur over the next 12 to 15 months. The expected total costs to be incurred on restructuring activities are estimated at $35.
We expect long-term raw material cost volatility to continue because of price movements of key feedstocks. To help mitigate raw material volatility, we have purchase and sale contracts and commercial arrangements with many of our vendors and customers that contain periodic price adjustment mechanisms. Due to differences in timing of the pricing trigger points between our sales and purchase contracts, there is often a “lead-lag” impact. In many cases this “lead-lag” impact can negatively impact our margins in the short term in periods of rising raw material prices and positively impact them in the short term in periods of falling raw material prices. We continue to implement pricing actions to compensate for the increase in raw material prices experienced during 2012, and expected to continue into 2013, which should benefit our operating cash flows in 2013.
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
Raw materials comprised approximately 70% of our cost of sales in 2012. The three largest raw materials used in our production processes are phenol, methanol and urea. These materials represented 42% of our total raw material costs in 2012. Fluctuations in energy costs, such as volatility in the price of crude oil and related petrochemical products, as well as the cost of natural gas have caused increased utility costs and volatility in our raw material costs. In 2012, the average prices of phenol, methanol and urea increased by approximately 6%, 5% and 10%, respectively, as compared to 2011. In 2011, the average prices of phenol, methanol and urea increased by approximately 13%, 20% and 41%, respectively, as compared to 2010. Passing through raw material price changes can result in significant variances in sales comparisons from year to year.

Results of Operations
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in millions)	2012	2011	2010
Net sales	$4,756	$5,207	$4,597
Cost of sales	4,160	4,473	3,866
Gross profit	596	734	731
Gross profit as a percentage of net sales	13%	14%	16%
Selling, general and administrative expense	322	335	332
Terminated merger and settlement income, net	—	—	(171)
Asset impairments	23	32	—
Business realignment costs	35	15	20
Other operating expense (income), net	14	(16)	4
Operating income	202	368	546
Operating income as a percentage of net sales	4%	7%	12%
Interest expense, net	263	262	276
Loss on extinguishment of debt	—	—	30
Other non-operating (income) expense, net	(1)	3	(4)
Total non-operating expense	262	265	302
(Loss) income before income tax and earnings from unconsolidated entities	(60)	103	244
Income tax (benefit) expense	(365)	3	35
Income before earnings from unconsolidated entities	305	100	209
Earnings from unconsolidated entities, net of taxes	19	16	8
Net income from continuing operations	324	116	217
Net income (loss) from discontinued operations, net of taxes	—	2	(3)
Net income	$324	$118	$214
Net Sales
In 2012, net sales decreased by $451, or 9%, compared with 2011. Volume decreases negatively impacted net sales by $260, and were primarily driven by our epoxy specialty, phenolic specialty resins, oil field and European forest products businesses. Volume decreases in our epoxy specialty business were due to a decrease in demand in the Asian wind energy market. Volume decreases in our phenolic specialty resins business were primarily driven by decreased industrial demand, primarily in the European region. Decreased volumes in our oil field business were primarily due to a decrease in natural gas prices, which drove a decrease in drilling activity, as well as increased competition in certain markets. Volume decreases in our European forest products business were due to the closure of a production facility in this region, as well as continued competitive pressures and the loss of key customers. These volume decreases were partially offset by volume increases in our North American and Latin American forest products resins businesses, which were driven by increases in U.S. housing and Latin American construction activity. Pricing had a positive impact of $2 on net sales, as pricing decreases in certain businesses due to competitive pressures were offset by the pass through of raw material-driven price increases in several other businesses. In addition, foreign currency translation negatively impacted sales by $193, primarily as a result of the strengthening of the U.S. dollar against the euro and Brazilian real compared to 2011.
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
Gross Profit
In 2012, gross profit decreased by $138 compared with 2011. As a percentage of sales, gross profit decreased by 1%, primarily as a result of the decrease in sales volumes as discussed above, particularly in certain of our specialty businesses, as well as margin compression in certain other businesses.
In 2011, gross profit increased slightly as compared with 2010. As a percentage of sales, gross profit decreased 2% as a result of the raw material price driven sales price increases that did not fully offset the impact of slightly decreasing volumes, resulting in decreases in our gross margins relative to net sales.

Operating Income
In 2012, operating income decreased by $166 compared with 2011. The decrease was partially due to the $138 decrease in gross profit discussed above. Selling, general and administrative expense decreased by $13 due to lower project and transaction costs, as well as functional cost savings realized from the Momentive Combination. Asset impairments decreased by $9 compared to 2011. In 2012, we recorded asset impairments of $23 as a result of the likelihood that certain assets would be sold before the end of their estimated useful lives and continued competitive pressures. In 2011, we recorded asset impairments of $32 as a result of the loss of a customer that went out of business, continued competitive pressures and the likelihood that certain assets would be sold before the end of their estimated useful lives. Business realignment costs increased by $20 due primarily to severance costs associated with newly implemented restructuring and cost reduction programs. Other operating expense, net increased by $30 due primarily to a $21 gain recognized in 2011 on the termination of an operator agreement with a customer, which did not recur in 2012. The increase was also driven by losses on the sale of certain assets during 2012, as well as an $8 charge related to the resolution of a pricing dispute with HAI, an unconsolidated joint venture, during 2012. These increases were partially offset by higher unrealized foreign currency exchange transaction gains in 2012, as compared to 2011.
In 2011, operating income decreased by $178, compared with 2010. The primary driver of the decrease was the absence of $171 of terminated merger and settlement income, net, recognized in 2010 as a result of the push-down income recorded by us in 2010 related to insurance recoveries associated with previous legal settlements. Business realignment costs decreased by $5 due to the reduction in productivity program costs in 2011, but was offset by an increase in selling, general and administrative expense of $3 due primarily to higher integration costs as a result of the Momentive Combination. As a percentage of sales, selling, general and administrative expense decreased due to the positive impacts of savings realized from the Momentive Combination. In addition, in 2011, we recorded asset impairments of $32, as a result of the loss of a customer that went out of business, continued competitive pressures and the likelihood that certain assets would be sold before the end of their estimated useful lives. These decreases were partially offset by a $21 gain recognized related to a compensation payment received by us from a customer as consideration to terminate an operator agreement, as well as the slight increase in gross profit discussed above.
Non-Operating Expense
In 2012, total non-operating expense decreased by $3 compared with 2011, primarily due to higher foreign exchange transaction gains related to our debt, partially offset by a slight increase in interest expense and the write-off of $1 in deferred financing costs associated with the March 2012 Refinancing Transactions.
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
Income Tax (Benefit) Expense
In 2012, income tax expense decreased by $368 compared to 2011, primarily due to the release of a significant portion of the U.S. valuation allowance. The reversal of the U.S. valuation allowance was the result of a trend of significant U.S. taxable income starting in tax year 2009 due to improvements in the U.S. business.
In 2011, income tax expense decreased by $32, compared with 2010. This change is primarily due to a significant decrease in pre-tax income in certain foreign jurisdictions. The tax expense on the profits in the United States has been offset by a decrease of valuation allowance on our deferred tax assets expected to be utilized.
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

	Year Ended December 31,
	2012	2011	2010
Net Sales to Unaffiliated Customers(1):
Epoxy, Phenolic and Coating Resins	$3,022	$3,424	$2,990
Forest Products Resins	1,734	1,783	1,607
Total	$4,756	$5,207	$4,597

Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$337	$506	$491
Forest Products Resins	201	180	177
Corporate and Other	(48)	(51)	(61)

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.

2012 vs. 2011 Segment Results
Following is an analysis of the percentage change in sales by segment from the 2012 to the 2011:

	Volume	Price/Mix	Currency Translation	Total
Epoxy, Phenolic and Coating Resins	(6)%	(2)%	(4)%	(12)%
Forest Products Resins	(4)%	4%	(3)%	(3)%
Epoxy, Phenolic and Coating Resins
Net sales in 2012 decreased by $402, or 12%, when compared to 2011. Lower volumes negatively impacted sales by $192. This decrease was primarily driven by decreased demand within our epoxy specialty, phenolic specialty resins and oil field businesses. The decrease in volumes in our epoxy specialty business was due to a decrease in demand in the Asian wind energy market. Volume decreases in our phenolic specialty resins business were primarily due to decreased industrial demand, primarily in the European region. The decrease in volumes in our oil field business was primarily due to a decrease in natural gas prices, which drove a decrease in drilling activity, as well as increased competition in certain markets. Pricing had a negative impact of $75 due primarily to the impact of positive pricing in 2011, driven by supply shortages in the market for our base epoxy business, which was not experienced in 2012. Foreign exchange translation negatively impacted net sales by $135, primarily due to the strengthening of the U.S. dollar against the euro in 2012 compared to 2011.
Segment EBITDA in 2012 decreased by $169 to $337 compared to 2011. The decrease is primarily due to the volume and pricing decreases discussed above.
Forest Products Resins
Net sales in 2012 decreased by $49, or 3%, when compared to 2011. Lower volumes negatively impacted sales by $68, driven primarily by decreased volumes in our European forest products resins business, as well as the sale of two facilities in the Asia Pacific region. The volume decreases in our European forest products resins business were primarily driven by the closure of a production facility in the region, which contributed $71 to the overall decrease. These decreases were partially offset by volume increases in our North American forest products resins and formaldehyde businesses, which were driven by increases in U.S. housing construction activity, key customer wins and stronger demand for durable goods applications. Raw material price increases passed through to customers led to pricing increases of $77. Foreign exchange translation negatively impacted net sales by $58, primarily due to the strengthening of the U.S. dollar against the euro and the Brazilian real in 2012 compared to 2011.
Segment EBITDA in 2012 increased by $21 to $201 compared to 2011. Segment EBITDA increases were driven by cost control and favorable geographic and product mix.
Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions, unallocated foreign exchange gains and losses and legacy company costs not allocated to continuing segments. Corporate and Other charges decreased by $3 to $48 compared to 2011, primarily due to higher unallocated foreign currency transaction gains and the impact of productivity-driven cost savings.
 2011 vs. 2010 Segment Results
The table below provides additional detail of the percentage change in sales by segment from 2010 to 2011.

	Volume	Price/Mix	Currency Translation	Total
Epoxy, Phenolic and Coating Resins	(1)%	12%	4%	15%
Forest Products Resins	(2)%	9%	4%	11%
Epoxy, Phenolic and Coating Resins
Net sales in 2011 increased by $434, or 15%, when compared to 2010. Volume decreases negatively impacted sales by $25. Volumes decreased in virtually all businesses, with the exception of our oil field and phenolic specialty businesses. The volume decreases were primarily driven by our epoxy specialty business in Asia due to tightness in the Chinese credit markets and the reduction of Chinese government subsidies. Volume increases in our oil field business were primarily due to an increase in oil and natural gas horizontal drilling activity. Volume increases in our phenolic specialty resins businesses were attributable to modest improvement within certain industrial markets served by this business. The pass through of higher raw material costs in most businesses, the favorable product mix in our phenolics business and short-term capacity shortages in the market for base epoxies resulted in positive pricing impacts of $336. In addition, foreign currency translation positively impacted net sales by $123 due to the weakening of the U.S. dollar against the euro in 2011, compared to 2010.
Segment EBITDA in 2011 increased by $15 to $506 compared to 2010. Segment EBITDA increased primarily due to the pricing increases and growth in demand in certain businesses as discussed above, coupled with the impact of productivity-driven cost initiatives. These increases were partially offset by the impact of additional capacity that was idled near the end of 2011, as compared to the end of 2010.

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
Segment EBITDA in 2011 increased by $3 to $180 compared to 2010. The increase was primarily attributable to the positive impact of foreign currency translation, which more than offset the decrease in volumes, as discussed above.
Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions, unallocated foreign exchange gains and losses and legacy company costs not allocated to continuing segments. Corporate and Other charges decreased by $10 to $51 compared to 2010, primarily due to lower incentive compensation costs and the impact of costs savings associated with the Shared Services Agreement. These decreases were partially offset by the impact of lower foreign exchange gains in 2011, compared to 2010.
Reconciliation of Segment EBITDA to Net Income:

	Year Ended December 31,
	2012	2011	2010
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$337	$506	$491
Forest Products Resins	201	180	177
Corporate and Other	(48)	(51)	(61)

Reconciliation:
Items not included in Segment EBITDA
Terminated merger and settlement income	—	—	171
Asset impairments and other non-cash charges	(54)	(41)	(8)
Business realignment costs	(35)	(15)	(20)
Integration costs	(12)	(19)	—
Net income (loss) from discontinued operations	—	2	(3)
Other	(14)	(12)	(28)
Total adjustments	(115)	(85)	112
Loss on extinguishment of debt	—	—	(30)
Interest expense, net	(263)	(262)	(276)
Income tax benefit (expense)	365	(3)	(35)
Depreciation and amortization	(153)	(167)	(164)
Net income	$324	$118	$214
 Items Not Included in Segment EBITDA
Asset impairments and non-cash charges primarily represent asset impairments, stock-based compensation expense, accelerated depreciation recorded on closing facilities and unrealized derivative and foreign exchange gains and losses. Business realignment costs for 2012 primarily include expenses from our restructuring and cost optimization programs. Business realignment costs for 2011 primarily relate to expenses from minor restructuring programs. Business realignment costs for 2010 primarily relate to expenses from our productivity program. Integration costs relate primarily to the Momentive Combination. Net income from discontinued operations represents the results of the IAR Business and CCR Business.
Not included in Segment EBITDA are certain non-cash items and other income and expenses. For 2012, these items primarily include a charge related to the resolution of a pricing dispute with an unconsolidated joint venture, losses on the disposal of assets and other transaction costs, partially offset by net realized and unrealized foreign exchange transaction gains and insurance recoveries related to the terminated Huntsman merger. For 2011, these items consist of business optimization expenses, integration costs related to the Momentive Combination, retention program costs, realized foreign exchange gains and losses and a gain recognized on the termination of an operator agreement with a customer. For 2010, these items consisted of realized foreign exchange gains and losses and retention program costs.

Liquidity and Capital Resources
We are a highly leveraged company. Our primary sources of liquidity are cash flows generated from operations and availability under our credit facilities. Our primary liquidity requirements are interest, working capital and capital expenditures.

At December 31, 2012, we had $3,495 of non-affiliated debt, including $76 of short-term debt and capital lease maturities. In addition, at December 31, 2012, we had $666 in liquidity consisting of the following:

•	$401 of unrestricted cash and cash equivalents;

•	$180 of borrowings available under our senior secured revolving credit facilities; and

•	$85 of borrowings available under credit facilities at certain international subsidiaries.
Our senior secured revolving credit facilities were terminated in March 2013 in connection with the closing of our new ABL Facility described below. We do not believe there is any risk to funding our liquidity requirements in any particular jurisdiction.
Our net working capital (defined as accounts receivable and inventories less accounts payable) at December 31, 2012 and December 31, 2011 was $476 and $568, respectively. A summary of the components of our net working capital as of December 31, 2012 and December 31, 2011 is as follows:

	December 31, 2012	% of LTM Net Sales	December 31, 2011	% of LTM Net Sales
Accounts receivable	$527	11%	$592	11%
Inventories	367	8%	357	7%
Accounts payable	(418)	(9)%	(381)	(7)%
Net working capital	$476	10%	$568	11%
The decrease in net working capital of $92 from December 31, 2011 was primarily a result of the decrease in volumes and the timing of when raw material purchases were accrued versus paid, which drove decreases in accounts receivable and increases in accounts payable, respectively. We continue to aggressively manage inventory levels. To minimize the impact of net working capital on cash flows, we continue to review inventory safety stock levels, focus on receivable collections by offering incentives to customers to encourage early payment or accelerate receipts through the sale of receivables and negotiate with vendors to contractually extend payment terms whenever possible. In 2012, in partnership with certain customers, we entered into accounts receivable sale agreements to sell a portion of our trade accounts receivable. As of December 31, 2012, through these agreements, we effectively accelerated the timing of cash receipts by $22. We may continue to accelerate cash receipts under these agreements, as appropriate, in order to minimize our investment in working capital.
We periodically borrow from our revolving credit facility to support our short-term liquidity requirements, particularly when net working capital requirements increase in response to seasonality of our volumes in the summer months. As of and during the year ended December 31, 2012 there were no outstanding borrowings under the revolving facility existing at such time.
2012 Refinancing Transactions
In March 2012, we issued $450 aggregate principal amount of 6.625% First-Priority Senior Secured Notes due 2020 at an issue price of 100%. We used the net proceeds, together with cash on hand, to repay approximately $454 aggregate principal amount of existing term loans maturing May 5, 2013 under our senior secured credit facilities, effectively extending these maturities by an additional seven years. In conjunction with this issuance, we extended $171 of our $200 revolving line of credit facility commitments from lenders from February 2013 to December 2014. In connection with the refinancing activities, the lender commitments to the revolving line of credit facility were decreased to approximately $192 in the aggregate. The senior secured credit facilities, including the revolving credit facility, were terminated in March 2013 in connection with the closing of our new ABL Facility described below.
2013 Refinancing Transactions
In January 2013, we issued an additional $1,100 aggregate principal amount of 6.625% First-Priority Senior Secured Notes due 2020 at an issue price of 100.75%. We used the net proceeds of $1,108 ($1,100 plus a premium of $8) to (i) repay approximately $910 of term loans under our senior secured credit facilities, (ii) purchase $89 aggregate principal amount of our Floating Rate Second-Priority Senior Secured Notes due 2014 (the “Floating Rate Notes”) in a tender offer, (iii) satisfy and discharge the remaining $31 aggregate principal amount of the Floating Rate Notes, which were redeemed on March 2, 2013 at a redemption price equal to 100% plus accrued and unpaid interest to the redemption date, (iv) pay related transaction costs and expenses and (v) provide incremental liquidity of $54.
In January 2013, we also issued $200 aggregate principal amount of 8.875% Senior Secured Notes due 2018 at an issue price of 100%. These notes were issued to lenders in exchange for loans of our direct parent, MSC Holdings, which were retired in full.
Additionally, in March 2013, we entered into a new $400 asset-based revolving loan facility, which is subject to a borrowing base (the “ABL Facility”). The ABL Facility replaced our senior secured credit facilities, which included a $171 revolving credit facility and a $47 synthetic letter of credit facility at the time of the termination of our facilities upon our entry into the ABL Facility. Collectively, we refer to these transactions as the “2013 Refinancing Transactions.”

2013 Outlook
During 2013, we expect net working capital to increase, primarily driven by moderate increases volumes and raw material price inflation. Given our strong liquidity at the outset of 2013, coupled with the 2013 Refinancing Transactions, we feel that we are favorably positioned to maintain adequate liquidity throughout 2013 and the foreseeable future to fund our ongoing operations, cash debt service obligations and any additional investment in net working capital. As a result of the 2013 Refinancing Transactions, we have extended our debt maturity profile and fixed the interest rate on 97% of our outstanding debt, thus significantly decreasing our exposure to interest rate risk.
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
Sources and Uses of Cash
Following are highlights from our Consolidated Statements of Cash Flows for the years ended December 31:

	Year Ended December 31,
	2012	2011	2010
Sources (uses) of cash:
Operating activities	$177	$171	$51
Investing activities	(138)	33	(105)
Financing activities	(59)	57	97
Effect of exchange rates on cash flow	5	(5)	2
Net (decrease) increase in cash and cash equivalents	$(15)	$256	$45
Operating Activities
In 2012, operations provided $177 of cash. Net income of $324 included $164 of net non-cash income items, of which $375 was for a deferred tax benefit, and was partially offset by $153 of depreciation and amortization, as well as $31 of non-cash impairments and accelerated depreciation. Working capital (defined as accounts receivable and inventories less accounts payable) provided $69, which was driven by decreases in accounts receivable due to sales volume decreases and increased focus on receivables collections, as well as increases in accounts payable driven by the timing of when raw material purchases were accrued versus paid. Changes in other assets and liabilities and income taxes payable used $52 due to the timing of when items were expensed versus paid, which primarily included interest expense, employee retention programs, pension plan contributions, taxes and restructuring expenses.
In 2011, operations provided $171 of cash. Net income of $118 included $173 of net non-cash and non-operating expense items, of which $168 was for depreciation and amortization and $35 was for non-cash impairments and accelerated depreciation. Working capital used $39 due primarily to increased accounts receivable, which was due to increased sales pricing driven by raw material price increases, as well as a decrease in the amounts of receivables sold at the end of 2011 compared to the end of 2010. Changes in other assets and liabilities and taxes payable used $81 due to the payout of prior year incentive compensation programs and due to the timing of when items were expensed versus paid, which primarily included interest expense and pension plan contributions.
In 2010, operations provided $51 of cash. Net income of $214 included $39 of net non-cash and non-operating expense items, of which $172 was for depreciation and amortization and $30 was for the loss on extinguishment of debt, and was partially offset by the $163 non-cash pushdown of the recovery of 2008 owner expense. Working capital and changes in other assets and liabilities and income taxes payable used $202 due primarily to increased accounts receivable and inventory, which resulted from the higher sales volumes and increased pricing.
Investing Activities
In 2012, investing activities used $138. We spent $133 for capital expenditures, which primarily related to plant expansions, improvements and maintenance related capital expenditures. We also generated $11 from the sale of certain long-lived assets and $2 of proceeds from sales of debt securities. Additionally, we remitted $3, net of funds received, to certain unconsolidated joint ventures and placed $15 of cash in a restricted escrow account to be used for the purchase of an interest in a joint venture, which was completed in early 2013.

In 2011, investing activities provided $33 of cash. We generated cash of $173 from the sales of the IAR Business and CCR Business and spent $140 for capital expenditures (including capitalized interest), which primarily related to plant expansions and improvements. We also remitted $4 to certain unconsolidated joint ventures and generated $3 in proceeds from the sale of certain long-lived assets.
In 2010, investing activities used $105 of cash. We spent $120 for capital expenditures (including capitalized interest). Of the $120 in capital expenditures, approximately $19 relates to our productivity savings initiatives while the remaining amount relates primarily to plant expansions and improvements. We generated cash of $4 from the sale of debt securities and generated $14 from the sale of certain long-lived assets. In addition, we had a decrease in cash of $4 related to the deconsolidation of HAI as a result of the adoption of ASU 2009-17.
Financing Activities
In 2012, financing activities used $59. This consisted of net long-term debt repayments of $34 and the payment of debt financing fees of $14 as a result of the March 2012 Refinancing Transactions. Net-short term debt repayments were $7. We remitted $7 to our parent related to certain insurance recoveries, and we also received $16 of the remaining proceeds from our parent as a result of the Preferred Equity Issuance. See “Related Transactions—Preferred Equity Commitment and Issuance” in Item 13 of Part III of this Annual Report on Form 10-K.
In 2011, financing activities provided $57 of cash. We received a capital contribution of $189 from our parent as a result of the Preferred Equity Issuance. Net long-term debt repayments and credit facility fees were $144, and net short-term debt borrowings were $14. We also paid a distribution of $2 to our parent to fund expenses of Momentive Holdings.
In 2010, financing activities provided $97 of cash. Net long-term debt borrowings of $179 primarily consisted of $993 in proceeds, partially offset by the pay-down of $800 of our U.S. term loans under our senior secured credit facilities as part of the refinancing transactions in January 2010, as well as the pay-down of our revolving line of credit. $72 was used to pay for debt financing fees related to the refinancing transactions in January and November of 2010 and the extension of the revolving line of credit facility.
Outstanding Debt
Following is a summary of our cash and cash equivalents and outstanding debt at December 31, 2012, as adjusted for the 2013 Refinancing Transactions, and our cash and cash equivalents and outstanding debt at December 31, 2011:

	As of December 31,
	2012			2011
	Actual	Adjustments	As Adjusted	Actual
Cash and cash equivalents	$419	$54	$473	$419
Short-term investments	$5	$—	$5	$7

Non-affiliated debt:
Senior Secured Credit Facilities:
Floating rate term loans due 2013	$—	$—	$—	$454
Floating rate term loans due 2015	910	(910)	—	925
Senior Secured Notes:
6.625% First-Priority Senior Secured Notes due 2020 (includes $8 of unamortized premium)	450	1,108	1,558	—
8.875% Senior Secured Notes due 2018 (includes $6 of unamortized discount)	994	200	1,194	994
Floating Rate Second-Priority Senior Secured Notes due 2014	120	(120)	—	120
9.00% Second-Priority Senior Secured Notes due 2020	574	—	574	574
Debentures:
9.2% debentures due 2021	74	—	74	74
7.875% debentures due 2023	189	—	189	189
8.375% sinking fund debentures due 2016	62	—	62	62
Other Borrowings:
Australia Term Loan Facility due 2014	36	—	36	41
Brazilian bank loans	59	—	59	65
Capital Leases	11	—	11	12
Other	16	—	16	27
Total non-affiliated debt	3,495	278	3,773	3,537
Affiliated debt:
Affiliated borrowings due on demand	—	—	—	2
Total affiliated debt	—	—	—	2
Total debt	$3,495	$278	$3,773	$3,539

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
The fair value of these instruments was determined based on an over-the-counter retail market based pricing model adjusted for nonperformance risk. These financial instruments are in liability positions at December 31, 2012, requiring us to incorporate our credit risk as a component of fair value. We calculated our credit risk adjustment by applying an imputed credit spread, based on the over-the-counter retail market price of our senior secured credit facility floating rate term loans at December 31, 2012, to the future cash flows of the financial instruments. This did not result in a material reduction in our financial instrument liabilities. A change in the interest rates used in the interest rate yield curve to determine fair value of our financial instruments of 1% would result in a change in fair value of less than $1.
Covenant Compliance
The instruments that govern our indebtedness contain, among other provisions, restrictive covenants (and incurrence tests in certain cases) regarding indebtedness, dividends and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and, in one case, the maintenance of a financial ratio (depending on certain conditions beginning in March 2013). Payment of borrowings under the ABL Facility and our notes may be accelerated if there is an event of default as determined under the governing debt instrument. Events of default under the credit agreement governing our ABL Facility includes the failure to pay principal and interest when due, a material breach of representations or warranties, most covenant defaults, events of bankruptcy and a change of control. Events of default under the indentures governing our notes include the failure to pay principal and interest, a failure to comply with covenants, subject to a 30-day grace period in certain instances, and certain events of bankruptcy.
The financial maintenance covenant in the credit agreement governing our senior secured credit facilities required us to have a senior secured debt to Adjusted EBITDA ratio equal to or less than 4.25:1 as of the last day of any fiscal quarter. The indentures that govern our 6.625% First-Priority Senior Secured Notes, 8.875% Senior Secured Notes and 9.00% Second-Priority Senior Secured Notes (the “Secured Indentures”) contain an Adjusted EBITDA to Fixed Charges ratio incurrence test which restricts our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet this ratio (measured on a last twelve months, or LTM, basis) of at least 2.0:1. The Fixed Charge Coverage Ratio under the Secured Indentures is generally defined as the ratio (a) of Adjusted EBITDA to (b) net interest expense excluding the amortization or write-off of deferred financing costs, each measured on an LTM basis.
As indicated above, our new ABL Facility, which is subject to a borrowing base, replaced our senior secured credit facilities in March 2013.  The financial maintenance covenant in the agreement governing the ABL Facility provides that if our availability under the ABL Facility is less than the greater of (a) $40 and (b) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time, we are required to have an Adjusted EBITDA to Fixed Charges ratio (measured on an LTM basis) of at least 1.0 to 1.0 as of the last day of any fiscal quarter. The Fixed Charge Coverage Ratio under the agreement governing the ABL Facility is generally defined as the ratio (a) of Adjusted EBITDA minus non-financed capital expenditures and cash taxes to (b) debt service plus certain restricted payments, each measured on an LTM basis. If the ABL Facility was in effect as of December 31, 2012, we would not have had to meet such minimum ratio because, based on our indebtedness as of December 31, 2012, calculated on a pro forma basis reflecting the 2013 Refinancing Transactions, the availability under the ABL Facility would not have been below such levels. In any event, as of December 31, 2012, the Adjusted EBITDA to Fixed Charges ratio exceeded such minimum ratio requirement.
Adjusted EBITDA is defined as EBITDA adjusted for certain non-cash and certain non-recurring items and other adjustments calculated on a pro-forma basis, including the expected future cost savings from business optimization programs or other programs and the expected future impact of acquisitions, in each case as determined under the governing debt instrument. As we are highly leveraged, we believe that including the supplemental adjustments that are made to calculate Adjusted EBITDA provides additional information to investors about our ability to comply with our financial covenants and to obtain additional debt in the future. Adjusted EBITDA and Fixed Charges are not defined terms under U.S. GAAP. Adjusted EBITDA is not a measure of financial condition, liquidity or profitability, and should not be considered as an alternative to net income (loss) determined in accordance with U.S. GAAP or operating cash flows determined in accordance with U.S. GAAP. Additionally, EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not take into account certain items such as interest and principal payments on our indebtedness, depreciation and amortization expense (because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue), working capital needs, tax payments (because the payment of taxes is part of our operations, it is a necessary element of our costs and ability to operate), non-recurring expenses and capital expenditures. Fixed Charges under the Secured Indentures should not be considered an alternative to interest expense.
As of December 31, 2012, we were in compliance with all covenants that governed our senior secured credit facilities, including our senior secured debt to Adjusted EBITDA financial maintenance covenant.

Reconciliation of Last Twelve Months Net Income to Adjusted EBITDA
The following table reconciles Net income to EBITDA and Adjusted EBITDA as calculated under certain of our indentures for the period presented:

Year Ended December 31, 2012
Net income	$324
Interest expense, net	263
Income tax benefit	(365)
Depreciation and amortization	153
EBITDA	375
Adjustments to EBITDA:
Asset impairments and other non-cash charges (1)	54
Business realignments (2)	35
Integration costs (3)	12
Other (4)	29
Cost reduction programs savings (5)	14
Savings from Shared Services Agreement (6)	11
Adjusted EBITDA	$530
Pro forma fixed charges (7)	$296
Ratio of Adjusted EBITDA to Fixed Charges (8)	1.79

(1)	Represents asset impairments, stock-based compensation, accelerated depreciation on closing facilities and unrealized foreign exchange and derivative activity.

(2)	Represents headcount reduction expenses and plant rationalization costs related to cost reduction programs and other costs associated with business realignments.

(3)	Primarily represents integration costs associated with the Momentive Combination.

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

(7)
Reflects pro forma interest expense based on interest rates at January 29, 2013, as if the March 2012 Refinancing Transactions and 2013 Refinancing Transactions had taken place at the beginning of the period.

(8)
Our ability to incur additional indebtedness is restricted under the indentures governing certain notes, unless we have an Adjusted EBITDA to Fixed Charges ratio of 2.0 to 1.0. As of December 31, 2012, we did not satisfy this test on a pro forma basis after adjusting for the 2013 Refinancing Transactions as if they had occurred at the beginning of the period. As a result, we are subject to restrictions on our ability to incur additional indebtedness or to make investments; however, there are exceptions to these restrictions, including exceptions that permit indebtedness under our revolving credit facility (available borrowings of which were $180 at December 31, 2012).

Contractual Obligations
The following table presents our contractual cash obligations at December 31, 2012. Our contractual cash obligations consist of legal commitments at December 31, 2012 that require us to make fixed or determinable cash payments, regardless of the contractual requirements of the specific vendor to provide us with future goods or services. This table does not include information about most of our recurring purchases of materials used in our production; our raw material purchase contracts do not meet this definition since they generally do not require fixed or minimum quantities. Contracts with cancellation clauses are not included, unless a cancellation would result in a major disruption to our business. For example, we have contracts for information technology support that are cancelable, but this support is essential to the operation of our business and administrative functions; therefore, amounts payable under these contracts are included. These contractual obligations are grouped in the same manner as they are classified in the Consolidated Statements of Cash Flows in order to provide a better understanding of the nature of the obligations.

	Payments Due By Year
Contractual Obligations	2013	2014	2015	2016	2017	2018 and beyond	Total
Operating activities:
Purchase obligations (1)	$278	$92	$64	$49	$48	$235	$766
Interest on fixed rate debt obligations (4)	199	197	195	194	193	324	1,302
Interest on variable rate debt obligations (2)(4)	48	44	14	—	—	—	106
Operating lease obligations	32	27	22	17	14	22	134
Funding of pension and other postretirement obligations (3)	28	35	36	32	28	—	159
Financing activities:
Non-affiliated long-term debt, including current maturities (4)	75	193	907	28	—	2,287	3,490
Capital lease obligations	1	1	1	1	1	6	11
Total	$661	$589	$1,239	$321	$284	$2,874	$5,968

(1)
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

(2)	Based on applicable interest rates in effect at December 31, 2012.

(3)
Pension and other postretirement contributions have been included in the above table for the next five years. These amounts include estimated benefit payments to be made for unfunded foreign defined benefit pension plans as well as estimated contributions to our funded defined benefit plans. The assumptions used by our actuaries in calculating these projections includes a weighted average annual return on pension assets of approximately 6% for the years 2013 – 2017 and the continuation of current law and plan provisions. These estimated payments may vary based on the actual return on our plan assets or changes in current law or plan provisions. See Note 12 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for more information on our pension and postretirement obligations.

(4)	As adjusted for the 2013 Refinancing Transactions, our debt service obligations are as follows at December 31, 2012:

	Payments Due By Year
Contractual Obligations	2013	2014	2015	2016	2017	2018 and beyond	Total
Operating activities:
Interest on fixed rate debt obligations	$290	$288	$286	$285	$284	$498	$1,931
Interest on variable rate debt obligations	5	3	1	—	—	—	9
Financing activities:
Non-affiliated long-term debt, including current maturities	60	58	27	28	—	3,587	3,760
Total	$355	$349	$314	$313	$284	$4,085	$5,700
The table above excludes payments for income taxes and environmental obligations since, at this time, we cannot determine either the timing or the amounts of all payments beyond 2013. At December 31, 2012, we recorded unrecognized tax benefits and related interest and penalties of $118. We estimate that we will pay approximately $10 in 2013 for local, state and international income taxes. We expect non-capital environmental expenditures for 2013 through 2017 totaling $15. See Notes 11 and 15 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on 10-K for more information on these obligations.
Capital Expenditures
We plan to spend between $175 and $185 on capital expenditures in 2013, which will primarily be used for growth, maintenance and environmental projects. We determined this amount through our budgeting and planning process, and it is subject to change at the discretion of our board of directors. We considered future product demand, existing plant capacity and external customer trends with a focus on prioritizing certain growth projects. We plan to fund capital expenditures through cash from operations and, if necessary, through available lines of credit.
Off Balance Sheet Arrangements
We had no off-balance sheet arrangements as of December 31, 2012.

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
Our most critical accounting policies, which reflect significant management estimates and judgment to determine amounts in our audited Consolidated Financial Statements, are as follows:
Environmental Remediation and Restoration Liabilities
Accruals for environmental matters are recorded when we believe that it is probable that a liability has been incurred and we can reasonably estimate the amount of the liability. We have accrued $34 and $32 at December 31, 2012 and 2011, respectively, for all probable environmental remediation and restoration liabilities, which is our best estimate of these liabilities. Based on currently available information and analysis, we believe that it is reasonably possible that the costs associated with these liabilities may fall within a range of $23 to $68. This estimate of the range of reasonably possible costs is less certain than the estimates that we make to determine our reserves. To establish the upper limit of this range, we used assumptions that are less favorable to MSC among the range of reasonably possible outcomes, but we did not assume that we would bear full responsibility for all sites to the exclusion of other potentially responsible parties.
Some of our facilities are subject to environmental indemnification agreements, where we are generally indemnified against damages from environmental conditions that occurred or existed before the closing date of our acquisition of the facility, subject to certain limitations.
Income Tax Assets and Liabilities and Related Valuation Allowances
At December 31, 2012 and 2011, we had valuation allowances of $141 and $432, respectively, against our deferred income tax assets. At December 31, 2012, we had a $57 valuation allowance against a portion of our U.S. state net operating losses and an $84 valuation allowance against a portion of our foreign net operating loss carryforwards, primarily in Germany and the Netherlands. At December 31, 2011, we had a $432 valuation allowance against all of our net federal and state deferred income tax assets, as well as a portion of our net foreign deferred income tax assets. The valuation allowances require an assessment of both negative and positive evidence, such as operating results during the most recent three-year period. This evidence is given more weight than our expectations of future profitability, which are inherently uncertain. Our losses in certain U.S. states and foreign operations in recent periods represented sufficient negative evidence to require a valuation allowance against a portion of our U.S. state and certain foreign deferred tax assets. We intend to maintain a valuation allowance against the net deferred income tax assets until sufficient positive evidence exists to support the realization of such assets.
The calculation of our income tax liabilities involves dealing with uncertainties in the application of complex domestic and foreign income tax regulations. Unrecognized tax benefits are generated when there are differences between tax positions taken in a tax return and amounts recognized in the Consolidated Financial Statements. Tax benefits are recognized in the Consolidated Financial Statements when it is more likely than not that a tax position will be sustained upon examination. Tax benefits are measured as the largest amount of benefit that is greater than 50% likely to be realized upon settlement. To the extent we prevail in matters for which liabilities have been established, or are required to pay amounts in excess of our liabilities, our effective income tax rate in a given period could be materially impacted. An unfavorable income tax settlement would require the use of cash and result in an increase in our effective income tax rate in the year it is resolved. A favorable income tax settlement would be recognized as a reduction in the effective income tax rate in the year of resolution. At December 31, 2012 and 2011, we recorded unrecognized tax benefits and related interest and penalties of $118 and $107, respectively.

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
We have elected to use the five-year smoothing method in the calculation of the market-related value of plan assets, which is used in the calculation of pension expense, as well as to establish the corridor used to determine amortization of unrecognized actuarial gains and losses. This method, which reduces the impact of market volatility on pension expense can result in significant differences in pension expense versus calculating expense based on the fair value of plan assets at the beginning of the period. At December 31, 2012, the market-related value of our plan assets was $476 versus fair value of $503. Using the market-related value of assets to calculate 2013 pension expense will increase expense by $7.
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
The following table presents the sensitivity of our projected pension benefit obligation (“PBO”), accumulated benefit obligation (“ABO”), deficit (“Deficit”) and 2013 pension expense to the following changes in key assumptions:

	Increase / (Decrease) at			Increase / (Decrease)
	December 31, 2012
	PBO	ABO	Deficit	2013 Expense
Assumption:
Increase in discount rate of 0.5%	$(64)	$(61)	$54	$(1)
Decrease in discount rate of 0.5%	67	64	(57)	1
Increase in estimated return on assets of 1.0%	N/A	N/A	N/A	—
Decrease in estimated return on assets of 1.0%	N/A	N/A	N/A	—
Impairment of Long-Lived Assets, Goodwill and Other Intangible Assets
As events warrant, we evaluate the recoverability of long-lived assets, other than goodwill and other indefinite-lived intangibles, by assessing whether the carrying value can be recovered over their remaining useful lives through the expected future undiscounted operating cash flows of the underlying business. Impairment indicators include, but are not limited to, a significant decrease in the market price of a long-lived asset; a significant adverse change in the manner in which the asset is being used or in its physical condition; a significant adverse change in legal factors or the business climate that could affect the value of a long-lived asset; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset; current period operating or cash flow losses combined with a history of operating or cash flow losses associated with the use of the asset; or a current expectation that it is more likely than not that a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. As a result, future decisions to change our manufacturing process, exit certain businesses, reduce excess capacity, temporarily idle facilities and close facilities could result in material impairment charges. Long-lived assets are grouped together at the lowest level for which identifiable cash flows are largely independent of cash flows of other groups of long-lived assets. Any impairment loss that may be required is determined by comparing the carrying value of the assets to their estimated fair value. We do not have any indefinite-lived intangibles, other than goodwill.

We perform an annual assessment of qualitative factors to determine whether the existence of any events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than the carrying amount of the reporting unit’s net assets. If, after assessing all events and circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than the carrying amount of the reporting unit’s net assets, we use a probability weighted market and income approach to estimate the fair value of the reporting unit. Our market approach is a comparable analysis technique commonly used in the investment banking and private equity industries based on the EBITDA multiple technique. Under this technique, estimated fair value is the result of a market based EBITDA multiple that is applied to an appropriate historical EBITDA amount, adjusted for the additional fair value that would be assigned by a market participant obtaining control over the reporting unit. Our income approach is a discounted cash flow model. Our reporting units include epoxy, phenolic specialty resins, oil field, coatings, versatics and forest products. Our reporting units are generally one level below our operating segments for which discrete financial information is available and reviewed by segment management. However, components of an operating segment can be aggregated as one reporting unit if the components have similar economic characteristics.

As of October 1, 2012, the estimated fair value of each of our reporting units exceeded the carrying amount of assets and liabilities assigned to each unit. A 20% decrease in the EBITDA multiple or a 20% increase in the interest rate used to calculate the discounted cash flows would not result in any of our reporting units failing the first step of the goodwill impairment analysis.

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
Recently Issued Accounting Standards
Newly Adopted Accounting Standards
On January 1, 2012, we adopted the provisions of Accounting Standards Update No. 2011-04: Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 amended existing fair value measurement guidance and is intended to align U.S. GAAP and International Financial Reporting Standards. The guidance requires several new disclosures, including additional quantitative information about significant unobservable inputs used in Level 3 fair value measurements and a qualitative description of the valuation process for both recurring and nonrecurring Level 2 and Level 3 fair value measurements. ASU 2011-04 also requires the disclosure of all fair value measurements by fair value hierarchy level, amongst other requirements. The adoption of ASU 2011-04 did not have a material impact on our Consolidated Financial Statements.
On January 1, 2012, we adopted the provisions of Accounting Standards Update No. 2011-05: Comprehensive Income (“ASU 2011-05”), which was issued by the FASB in June 2011 and amended by Accounting Standards Update No. 2011-12: Comprehensive Income (“ASU 2011-12”) issued in December 2011. ASU 2011-05 amended presentation guidance by eliminating the option for an entity to present the components of comprehensive income as part of the statement of changes in stockholders’ equity and required presentation of comprehensive income in a single continuous financial statement or in two separate but consecutive financial statements. ASU 2011-12 deferred the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in ASU 2011-05. The amendments in ASU 2011-05 did not change the items that must be reported in other comprehensive income or when an item of comprehensive income must be reclassified to net income. We have presented comprehensive income in a separate and consecutive statement entitled, “Consolidated Statements of Comprehensive Income.”
Newly Issued Accounting Standards
There were no newly issued accounting standards in 2012 applicable to our Consolidated Financial Statements.

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
The following table summarizes our derivative financial instruments as of December 31, 2012 and 2011, which are recorded as “Other current liabilities” in the Consolidated Balance Sheets. Fair values are determined from quoted market prices or other observable data at these dates.

	2012				2011
Liability Derivatives	Average Days To Maturity	Average Contract Rate	Notional Amount	Fair Value Liability	Average Days to Maturity	Average Contract Rate	Notional Amount	Fair Value Liability
Derivatives designated as hedging instruments:
Interest Rate Swaps
Interest swap – 2010	2	—	$325	$—	367	—	$350	$(2)
Total				$—				$(2)

Derivatives not designated as hedging instruments:
Interest Rate Swaps
Australian dollar interest swap	705	—	$6	$—	1,070	—	$6	$—
Commodity Contracts
Electricity contracts	—	—	3	(1)	—	—	3	(1)
Natural gas futures	—	—	3	—	—	—	5	—
Total				$(1)				$(1)
Foreign Exchange Risk
Our international operations accounted for approximately 58% and 59% of our sales in 2012 and 2011, respectively. As a result, we have significant exposure to foreign exchange risk on transactions that can potentially be denominated in many foreign currencies. These transactions include foreign currency denominated imports and exports of raw materials and finished goods (both intercompany and third party) and loan repayments. The functional currency of our operating subsidiaries is the related local currency.
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
In 2008, to offset the balance sheet and interest rate exposures and cash flow variability associated with a non-U.S. subsidiary’s U.S. dollar denominated term loan, we entered into a three-year cross-currency and interest rate swap agreement. The swap agreement required us to sell euros in exchange for U.S. dollars at a rate of 1.2038. We also paid a variable rate equal to Euribor plus 390 basis points and received a variable rate equal to the U.S. dollar LIBOR plus 250 basis points. The swap agreement had an initial notional amount of $25 that amortized quarterly on a straight line basis to $24, prior to maturing on September 30, 2011. We paid a weighted average interest rate of 5.0% and 4.6%, and received a weighted average interest rate of 2.8% during the years ended December 31, 2011 and 2010, respectively. During the year ended December 31, 2011, we paid $4 to settle the cross-currency and interest rate swap. This amount is recorded in “Other non-operating (income) expense, net” in the Consolidated Statements of Operations.
Our foreign exchange risk is also mitigated because we operate in many foreign countries, which reduces the concentration of risk in any one currency. In addition, our foreign operations have limited imports and exports, which reduces the potential impact of foreign currency exchange rate fluctuations.

Interest Rate Risk
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
In July 2010, we entered into a two-year interest rate swap agreement (the “July 2010 Swap”). This swap is designed to offset the cash flow variability that results from interest rate fluctuations on our variable rate debt. This swap became effective on January 4, 2011 upon the expiration of the January 2007 Swap. The initial notional amount of the July 2010 Swap was $350, and will subsequently be amortized down to $325. We pay a fixed rate of 1.0325% and receive a variable one month LIBOR rate. The swap expired on January 2, 2013. We accounted for this swap as a qualifying cash flow hedge.
In December 2011, we entered into a three-year interest rate swap agreement with a notional amount of AUD $6, which became effective on January 3, 2012 and will mature on December 5, 2014. We pay a fixed rate of 4.140% and receive a variable rate based on the 3 month Australian Bank Bill Rate. We have not applied hedge accounting to this derivative instrument.
Some of our debt, including debt under certain international credit agreements and borrowings under our revolving credit facility (which had no debt outstanding as of December 31, 2012), is at variable interest rates that expose us to interest rate risk. If interest rates increase, our debt service obligations on variable rate debt would increase even though the amount borrowed would not increase. Including variable rate debt that is subject to interest rate swap agreements, assuming the amount of our variable debt, as adjusted for the 2013 Refinancing Transactions, remains the same, an increase of 1% in the interest rates on our variable rate debt would increase our 2013 estimated debt service requirements by approximately $1. See additional discussion about interest rate risk in Item 1A of Part I of this Annual Report on Form 10-K. As a result of the 2013 Refinancing Transactions, we have effectively fixed the interest rate on 97% of our outstanding debt, thus significantly decreasing our exposure to interest rate risk.

Following is a summary of our outstanding non-affiliated debt as of December 31, 2012 and 2011 (see Note 9 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for additional information on our debt). The fair value of our publicly held debt is based on the price at which the bonds are traded or quoted at December 31, 2012 and 2011. All other debt fair values are based on other similar financial instruments, or based upon interest rates that are currently available to us for the issuance of debt with similar terms and maturities.

	2012			2011
Year	Non-affiliated Debt Maturities	Weighted Average Interest Rate	Fair Value	Non-affiliated Debt Maturities	Weighted Average Interest Rate	Fair Value
2012				$117	6.7%	$116
2013	$76	7.1%	$76	471	6.9%	454
2014	194	7.2%	186	189	7.3%	165
2015	908	7.8%	900	901	8.0%	867
2016	29	8.4%	28	21	8.9%	16
2017	1	8.4%	1	1	8.9%	1
2018 and beyond	2,293	8.4%	2,230	1,843	8.7%	1,605
	$3,501		$3,421	$3,543		$3,224
We do not use derivative financial instruments in our investment portfolios. Our cash equivalent investments and short-term investments are made in instruments that meet the credit quality standards that are established in our investment policies, which also limits the exposure to any one investment. At December 31, 2012 and 2011, we had $293 and $288, respectively, invested at average rates of less than 1% and 1%, respectively, primarily in interest-bearing time deposits. Due to the short maturity of our cash equivalents, the carrying value of these investments approximates fair value. Our short-term investments are recorded at cost which approximates fair value. Our interest rate risk is not significant; a 1% increase or decrease in interest rates on invested cash would not have had a material effect on our net income or cash flows for the years ended December 31, 2012 and 2011.

Commodity Risk
We are exposed to price risks on raw material purchases, most significantly with phenol, methanol, urea, acetone, propylene and chlorine. For our commodity raw materials, we have purchase contracts that have periodic price adjustment provisions. Commitments with certain suppliers, including our phenol and urea suppliers, provide up to 100% of our estimated requirements but also provide us with the flexibility to purchase a certain portion of our needs in the spot market, when it is favorable to us. We rely on long-term agreements with key suppliers for most of our raw materials. The loss of a key source of supply or a delay in shipments could have an adverse effect on our business. Should any of our suppliers fail to deliver or should any key long-term supply contracts be cancelled, we would be forced to purchase raw materials in the open market, and no assurances can be given that we would be able to make these purchases or make them at prices that would allow us to remain competitive. Our largest supplier provided approximately 10% of our raw material purchases in 2012, and we could incur significant time and expense if we had to replace this supplier. In addition, several feedstocks at various facilities are transported through a pipeline from one supplier. If we were unable to receive these feedstocks through these pipeline arrangements, we may not be able to obtain them from other suppliers at competitive prices or in a timely manner. See the discussion about the risk factor on raw materials in Item 1A of Part I of this Annual Report on Form 10-K.
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
We recognize gains and losses on these contracts each month as gas and electricity is used. Our future commitments are marked-to-market on a quarterly basis. We have not applied hedge accounting to these contracts.
Our commodity risk is moderated through our selected use of customer contracts with selling price provisions that are indexed to publicly available indices for the relevant commodity raw materials.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MOMENTIVE SPECIALTY CHEMICALS INC.
CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $18 and $3, respectively)	$419	$419
Short-term investments	5	7
Accounts receivable (net of allowance for doubtful accounts of $17 and $19, respectively)	527	592
Inventories:
Finished and in-process goods	262	254
Raw materials and supplies	105	103
Other current assets	81	72
Total current assets	1,399	1,447
Investment in unconsolidated entities	42	26
Deferred income taxes	348	4
Other assets, net	109	139
Property and equipment:
Land	90	88
Buildings	305	298
Machinery and equipment	2,384	2,300
	2,779	2,686
Less accumulated depreciation	(1,612)	(1,477)
	1,167	1,209
Goodwill (See Note 6)	169	167
Other intangible assets, net (See Note 6)	91	104
Total assets	$3,325	$3,096
Liabilities and Deficit
Current liabilities:
Accounts payable	$418	$381
Debt payable within one year (See Note 9)	76	117
Affiliated debt payable within one year (See Note 9)	—	2
Interest payable	63	61
Income taxes payable	4	15
Accrued payroll and incentive compensation	40	57
Other current liabilities	129	132
Total current liabilities	730	765
Long-term liabilities:
Long-term debt (See Note 9)	3,419	3,420
Long-term pension and post employment benefit obligations (See Note 12)	309	223
Deferred income taxes (See Note 15)	18	72
Other long-term liabilities	166	156
Advance from affiliates (See Note 5)	—	225
Total liabilities	4,642	4,861
Commitments and contingencies (See Notes 9 and 11)
Deficit
Common stock—$0.01 par value; 300,000,000 shares authorized, 170,605,906 issued and 82,556,847 outstanding at December 31, 2012 and 2011	1	1
Paid-in capital	752	533
Treasury stock, at cost—88,049,059 shares	(296)	(296)
Note receivable from parent	(24)	(24)
Accumulated other comprehensive (loss) income	(77)	17
Accumulated deficit	(1,673)	(1,997)
Total Momentive Specialty Chemicals Inc. shareholder’s deficit	(1,317)	(1,766)
Noncontrolling interest	—	1
Total deficit	(1,317)	(1,765)
Total liabilities and deficit	$3,325	$3,096
See Notes to Consolidated Financial Statements

MOMENTIVE SPECIALTY CHEMICALS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In millions)	2012	2011	2010
Net sales	$4,756	$5,207	$4,597
Cost of sales	4,160	4,473	3,866
Gross profit	596	734	731
Selling, general and administrative expense	322	335	332
Terminated merger and settlement income, net (See Note 2)	—	—	(171)
Asset impairments (See Note 2)	23	32	—
Business realignment costs (See Note 2)	35	15	20
Other operating expense (income), net	14	(16)	4
Operating income	202	368	546
Interest expense, net	263	262	276
Loss on extinguishment of debt	—	—	30
Other non-operating (income) expense, net	(1)	3	(4)
(Loss) income from continuing operations before income tax and earnings from unconsolidated entities	(60)	103	244
Income tax (benefit) expense (See Note 15)	(365)	3	35
Income from continuing operations before earnings from unconsolidated entities	305	100	209
Earnings from unconsolidated entities, net of taxes	19	16	8
Net income from continuing operations	324	116	217
Net income (loss) from discontinued operations, net of taxes (See Note 3)	—	2	(3)
Net income	$324	$118	$214
See Notes to Consolidated Financial Statements

MOMENTIVE SPECIALTY CHEMICALS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In millions)	2012	2011	2010
Net income	$324	$118	$214
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	13	(43)	(24)
Loss recognized from pension and postretirement benefits	(108)	(29)	(6)
Net gain from cash flow hedge activity	—	1	18
Other comprehensive loss	(95)	(71)	(12)
Comprehensive income	229	47	202
Comprehensive loss attributable to noncontrolling interest	1	—	1
Comprehensive income attributable to Momentive Specialty Chemicals Inc.	$230	$47	$203
See Notes to Consolidated Financial Statements

MOMENTIVE SPECIALTY CHEMICALS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2012	2011	2010
Cash flows provided by operating activities
Net income	$324	$118	$214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	153	168	172
Loss on extinguishment of debt	—	—	30
Push-down of income recovered by shareholder (See Note 2)	—	—	(163)
Deferred tax benefit	(375)	(28)	(10)
Non-cash asset impairments and accelerated depreciation	31	35	—
Unrealized foreign currency losses (gains)	16	(1)	1
Other non-cash adjustments	11	(1)	9
Net change in assets and liabilities:
Accounts receivable	35	(43)	(142)
Inventories	(10)	18	(65)
Accounts payable	44	(14)	(16)
Income taxes payable	(6)	(1)	12
Other assets, current and non-current	43	(34)	(10)
Other liabilities, current and non-current	(89)	(46)	19
Net cash provided by operating activities	177	171	51
Cash flows (used in) provided by investing activities
Capital expenditures	(133)	(139)	(119)
Capitalized interest	—	(1)	(1)
Proceeds from sale of (purchases of) debt securities, net	2	(2)	4
Change in restricted cash	(15)	3	2
Deconsolidation of variable interest entities	—	—	(4)
Funds remitted to unconsolidated affiliates, net	(3)	(4)	(1)
Proceeds from sale of business, net of cash transferred	—	173	—
Proceeds from sale of assets	11	3	14
Net cash (used in) provided by investing activities	(138)	33	(105)
Cash flows (used in) provided by financing activities
Net short-term debt (repayments) borrowings	(7)	14	(7)
Borrowings of long-term debt	453	496	2,356
Repayments of long-term debt	(487)	(538)	(2,177)
Repayments of affiliated debt	(2)	—	(3)
Repayment of advance from affiliates (See Note 5)	(7)	(100)	—
Capital contribution from parent (See Note 5)	16	189	—
Long-term debt and credit facility financing fees	(14)	(2)	(72)
Common stock dividends paid	(11)	(2)	—
Net cash (used in) provided by financing activities	(59)	57	97
Effect of exchange rates on cash and cash equivalents	5	(5)	2
(Decrease) increase in cash and cash equivalents	(15)	256	45
Cash and cash equivalents (unrestricted) at beginning of year	416	160	115
Cash and cash equivalents (unrestricted) at end of year	$401	$416	$160
Supplemental disclosures of cash flow information
Cash paid for:
Interest, net	$250	$259	$235
Income taxes, net of cash refunds	17	24	36
Non-cash financing activity:
Non-cash capital contribution from parent (See Note 5)	$218	$—	$—
See Notes to Consolidated Financial Statements

MOMENTIVE SPECIALTY CHEMICALS INC.
CONSOLIDATED STATEMENTS OF DEFICIT

(In millions)	Common Stock	Paid-in Capital	Treasury Stock	Note Receivable From Parent	Accumulated Other Comprehensive Income (Loss) (a)	Accumulated Deficit	Total Momentive Specialty Chemicals Inc. Deficit	Non-controlling Interest	Total
Balance at December 31, 2009	$1	$485	$(296)	$(24)	$99	$(2,328)	$(2,063)	$14	$(2,049)
Net income	—	—	—	—	—	214	214	—	214
Other comprehensive loss	—	—	—	—	(11)	—	(11)	(1)	(12)
Push-down of income recovered by shareholder (See Note 2)	—	(163)	—	—	—	—	(163)	—	(163)
Impact of adoption of new accounting guidance for variable interest entities (See Note 2)	—	—	—	—	—	(1)	(1)	(10)	(11)
Stock-based compensation expense (See Note 14)	—	2	—	—	—	—	2	—	2
Balance at December 31, 2010	1	324	(296)	(24)	88	(2,115)	(2,022)	3	(2,019)
Net income	—	—	—	—	—	118	118	—	118
Other comprehensive loss	—	—	—	—	(71)	—	(71)	—	(71)
Divestiture of the IAR Business	—	—	—	—	—	—	—	(2)	(2)
Stock-based compensation expense (See Note 14)	—	7	—	—	—	—	7	—	7
Capital contribution from parent (See Note 5)	—	204	—	—	—	—	204	—	204
Distribution declared to parent ($0.02 per share)	—	(2)	—	—	—	—	(2)	—	(2)
Balance at December 31, 2011	1	533	(296)	(24)	17	(1,997)	(1,766)	1	(1,765)
Net income	—	—	—	—	—	324	324	—	324
Other comprehensive loss	—	—	—	—	(94)	—	(94)	(1)	(95)
Stock-based compensation expense (See Note 14)	—	4	—	—	—	—	4	—	4
Non-cash capital contribution from parent (See Note 5)	—	218	—	—	—	—	218	—	218
Distribution declared to parent ($0.04 per share)	—	(3)	—	—	—	—	(3)	—	(3)
Balance at December 31, 2012	$1	$752	$(296)	$(24)	$(77)	$(1,673)	$(1,317)	$—	$(1,317)

(a)
Accumulated other comprehensive loss at December 31, 2012 represents $143 of net foreign currency translation gains, net of tax, $1 of net deferred losses on cash flow hedges and a $219 unrealized loss, net of tax, related to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement benefit plans (See Note 12). Accumulated other comprehensive income at December 31, 2011 represents $130 of net foreign currency translation gains, net of tax, $1 of net deferred losses on cash flow hedges and a $112 unrealized loss, net of tax, related to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement benefit plans (See Note 12). Accumulated other comprehensive income at December 31, 2010 represents $173 of net foreign currency translation gains, net of tax, $2 of net deferred losses on cash flow hedges and an $83 unrealized loss, net of tax, related to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement plans (see Note 12).

See Notes to Consolidated Financial Statements

MOMENTIVE SPECIALTY CHEMICALS INC.
Notes to Consolidated Financial Statements
(In millions, except share data)
1. Background and Basis of Presentation
Based in Columbus, Ohio, Momentive Specialty Chemicals Inc., (which may be referred to as “MSC” or the “Company”) serves global industrial markets through a broad range of thermoset technologies, specialty products and technical support for customers in a diverse range of applications and industries. At December 31, 2012, Company had 61 production and manufacturing facilities, with 26 located in the United States. The Company’s business is organized based on the products offered and the markets served. At December 31, 2012, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins.
The Company’s direct parent is Momentive Specialty Chemicals Holdings LLC (“MSC Holdings”), a holding company and wholly owned subsidiary of Momentive Performance Materials Holdings LLC (“Momentive Holdings”), the ultimate parent entity of MSC. On October 1, 2010, MSC Holdings and Momentive Performance Materials Holdings Inc. (“MPM Holdings”), the parent company of Momentive Performance Materials Inc. (“MPM”), became subsidiaries of Momentive Holdings. This transaction is referred to as the “Momentive Combination.” Momentive Holdings is controlled by investment funds managed by affiliates of Apollo Management Holdings, L.P. (together with Apollo Global Management, LLC and its subsidiaries, “Apollo”). Apollo may also be referred to as the Company’s owner.
As of December 31, 2012, the Company has elected not to apply push-down accounting of its parent’s basis as a result of the Momentive Combination because it is a public reporting registrant as a result of significant public debt that was outstanding before and after the Momentive Combination.
During the fourth quarter of 2012 the Company identified out of period income tax expense of approximately $21, which related to the third quarter of 2012. This adjustment had no impact on the Consolidated Financial Statements for the year ended December 31, 2012 or any prior period except for the three and nine months ended September 30, 2012, wherein income tax benefit was overstated by approximately $21. Management does not believe that this out of period error is material to the unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2012, and will revise such financial statements in a future filing. The revision will result in a reduction in income tax benefit of $21 for the three and nine months ended September 30, 2012.
During the first quarter of 2012, the Company recorded an out of period loss of approximately $3 related to the disposal of long-lived assets. As a result of this adjustment, the Company’s Loss from continuing operations before income tax increased by $3 and Net income decreased by $2 for the year ended December 31, 2012. Of the $3 increase to Loss from continuing operations before income tax, approximately $1 and $2 should have been recorded in the years ended December 31, 2011 and 2010, respectively. Management does not believe that this out of period error is material to the Consolidated Financial Statements for the year ended December 31, 2012, or to any prior periods.
Additionally, the Company revised the Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010 to correct for the classification of dividends of $12 and $6, respectively, received from unconsolidated affiliates that were originally included in investing activities, but have now been properly classified in operating activities. The Company also revised the Consolidated Balance Sheet as of December 31, 2011 and the Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010 to correct for the classification of certain outstanding checks that were originally classified as “Accounts payable.” The amounts have now been properly classified as a reduction to “Cash and cash equivalents.” Management does not believe these revisions were material to the Company’s Consolidated Financial Statements. The impacts of correcting the financial statements for the specified periods are as follows:

Consolidated Balance Sheets:	As Previously Reported	Adjustments	As Revised
As of December 31, 2011
Cash and cash equivalents	$431	$(12)	$419
Accounts payable	393	(12)	381

Consolidated Statements of Cash Flows:	As Previously Reported	Adjustments	As Revised
Year Ended December 31, 2011
Net cash provided by operating activities	$151	$20	$171
Net cash provided by investing activities	45	(12)	33
Cash and cash equivalents (unrestricted) at beginning of year	180	(20)	160
Cash and cash equivalents (unrestricted) at end of year	428	(12)	416

Year Ended December 31, 2010
Net cash provided by operating activities	$45	$6	$51
Net cash used in investing activities	(99)	(6)	(105)
Cash and cash equivalents (unrestricted) at beginning of year	135	(20)	115
Cash and cash equivalents (unrestricted) at end of year	180	(20)	160
Footnotes contained herein have been revised, where applicable, for the revisions discussed above.

2. Summary of Significant Accounting Policies
Principles of Consolidation—The Consolidated Financial Statements include the accounts of the Company, its majority-owned subsidiaries in which minority shareholders hold no substantive participating rights, and variable interest entities in which the Company is the primary beneficiary. Intercompany accounts and transactions are eliminated in consolidation. The Company’s share of the net earnings of 20% to 50% owned companies, for which it has the ability to exercise significance influence over operating and financial policies (but not control), are included in “Earnings from unconsolidated entities, net of taxes” in the Consolidated Statements of Operations. Investments in the other companies are carried at cost.
The Company has recorded a noncontrolling interest for the equity interests in consolidated subsidiaries that are not 100% owned.
The Company’s unconsolidated investments accounted for under the equity method of accounting include the following:

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
During the year ended December 31, 2012, the Company sold its 50% ownership interest in Asia Dekor Borden (Hong Kong) Chemical Company, a joint venture that manufactures formaldehyde resins in China. This investment was accounted for under the equity method of accounting prior to its sale.
At December 31, 2012, $15 of restricted cash represented cash on deposit in an escrow account to be used for the purchase of a 50% interest in a forest products joint venture in western Australia, which was completed in January 2013. This joint venture will be accounted for under the equity method of accounting in the Company’s Consolidated Financial Statements.
Foreign Currency Translations—Assets and liabilities of foreign affiliates are translated at the exchange rates in effect at the balance sheet date. Income, expenses and cash flows are translated at average exchange rates during the year. In addition, gains or losses related to the Company’s intercompany loans payable and receivable denominated in a foreign currency other than the subsidiary’s functional currency that are deemed to be permanently invested are remeasured to cumulative translation and recorded in “Accumulated other comprehensive income” in the Consolidated Balance Sheets. The effect of translation is accounted for as an adjustment to “Deficit” and is included in “Accumulated other comprehensive income.” The Company recognized transaction (losses) gains of $(1), $4 and $8 for the years ended December 31, 2012, 2011 and 2010, respectively, which are included as a component of “Net income.”
Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and also the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, it requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. The most significant estimates that are included in the financial statements are environmental remediation, legal liabilities, deferred tax assets and liabilities and related valuation allowances, income tax accruals, pension and postretirement assets and liabilities, valuation allowances for accounts receivable and inventories, general insurance liabilities, asset impairments, fair values of stock awards and fair values of assets acquired and liabilities assumed in business acquisitions. Actuals results could differ from these estimates.
Terminated Merger and Settlement Income, net—The Company recognized “Terminated merger and settlement income, net” of $171 for the year ended December 31, 2010. The amount primarily includes income of $163 for insurance recoveries by the Company’s owner related to the $200 settlement payment made by the Company’s owner that had been treated as an expense of the Company in 2008. As of December 31, 2010, the Company’s owner had recovered the $200 settlement payment in full. “Terminated merger and settlement income, net” for the year ended December 31, 2010 also includes $8 in insurance recoveries recorded by the Company related to the settlement of litigation arising from the terminated Huntsman merger.
 Cash and Cash Equivalents—The Company considers all highly liquid investments that are purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2012 and 2011, the Company had interest-bearing time deposits and other cash equivalent investments of $288 and $281, respectively. These amounts are included in the Consolidated Balance Sheets as a component of “Cash and cash equivalents.” The Company does not present cash flows from discontinued operations separately in the Consolidated Statements of Cash Flows.

Investments—Investments with original maturities greater than 90 days but less than one year are included in the Consolidated Balance Sheets as “Short-term investments.” At December 31, 2012 and 2011, the Company had Brazilian real denominated U.S. dollar index investments of $5 and $7, respectively. These investments, which are classified as held-to-maturity securities, are recorded at cost, which approximates fair value.
Allowance for Doubtful Accounts—The allowance for doubtful accounts is estimated using factors such as customer credit ratings and past collection history. Receivables are charged against the allowance for doubtful accounts when it is probable that the receivable will not be collected.
Inventories—Inventories are stated at lower of cost or market using the first-in, first-out method. Costs include direct material, direct labor and applicable manufacturing overheads, which are based on normal production capacity. Abnormal manufacturing costs are recognized as period costs and fixed manufacturing overheads are allocated based on normal production capacity. An allowance is provided for excess and obsolete inventories based on management’s review of inventories on-hand compared to estimated future usage and sales. Inventories in the Consolidated Balance Sheets are presented net of an allowance for excess and obsolete inventory of $7 at both December 31, 2012 and 2011.
Deferred Expenses—Deferred debt financing costs are included in “Other assets, net” in the Consolidated Balance Sheets and are amortized over the life of the related debt or credit facility using the effective interest method. Upon extinguishment of any debt, the related debt issuance costs are written off. At December 31, 2012 and 2011, the Company’s unamortized deferred financing costs were $58 and $56, respectively.
Property and Equipment—Land, buildings and machinery and equipment are stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of properties (the average estimated useful lives for buildings and machinery and equipment are 20 years and 15 years, respectively). Assets under capital leases are amortized over the lesser of their useful life or the lease term. Major renewals and betterments are capitalized. Maintenance, repairs, minor renewals and turnarounds (periodic maintenance and repairs to major units of manufacturing facilities) are expensed as incurred. When property and equipment is retired or disposed of, the asset and related depreciation are removed from the accounts and any gain or loss is reflected in operating income. The Company capitalizes interest costs that are incurred during the construction of property and equipment. Depreciation expense was $140, $152 and $149 for the years ended December 31, 2012, 2011 and 2010, respectively.
Capitalized Software—The Company capitalizes certain costs, such as software coding, installation and testing, that are incurred to purchase or create and implement computer software for internal use. Amortization is recorded on the straight-line basis over the estimated useful lives, which range from 1 to 5 years.
Goodwill and Intangibles—The excess of purchase price over net tangible and identifiable intangible assets of businesses acquired is carried as “Goodwill” in the Consolidated Balance Sheets. Separately identifiable intangible assets that are used in the operations of the business (e.g., patents and technology, customer lists and contracts) are recorded at cost (fair value at the time of acquisition) and reported as “Other intangible assets, net” in the Consolidated Balance Sheets. Costs to renew or extend the term of identifiable intangible assets are expensed as incurred. The Company does not amortize goodwill or indefinite-lived intangible assets. Intangible assets with determinable lives are amortized on a straight-line basis over the shorter of the legal or useful life of the assets, which range from 1 to 30 years (see Note 6).
Impairment—The Company reviews property and equipment and all amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability is based on estimated undiscounted cash flows or other relevant observable measures. The Company tests goodwill for impairment annually, or when events or changes in circumstances indicate impairment may exist, by comparing the estimated fair value of each reporting unit to its carrying value to determine if there is an indication that a potential impairment may exist.
During the years ended December 31, 2012 and 2011, long-lived asset impairments of $23 and $32, respectively, were included in “Asset impairments” in the Consolidated Statements of Operations. In addition, during the years ended December 31, 2012, 2011 and 2010, the Company recorded accelerated depreciation on closing facilities of $8, $3 and $1, respectively.
Long-Lived and Amortizable Intangible Assets
In 2012, as a result of the likelihood that certain long-lived assets would be disposed of before the end of their estimated useful lives, resulting in lower future cash flows associated with these assets, the Company recorded impairments of $15 and $6 on these assets in its Epoxy, Phenolic and Coating Resins and Forest Products Resins segments, respectively.
In 2012, as a result of market weakness and the loss of a customer, resulting in lower future cash flows associated with certain long-lived assets within the Company’s European forest products business, the Company recorded impairments of $2 on these assets in its Forest Products Resins segment.
In 2011, as a result of the likelihood that certain long-lived assets would be sold before the end of their estimated useful lives in order to bring manufacturing capacity in line with current market demand, the Company recorded impairment charges of $2 and $12 on these assets within its Epoxy, Phenolic and Coating Resins and Forest Products Resins segments, respectively.

In 2011, as a result of the permanent closure of a large customer in the second quarter of 2011 and continued competitive pressures resulting in successive periods of negative cash flows associated with certain long-lived assets within the Company’s European forest products business, the Company recorded impairment charges of $18 on these assets in its Forest Products Resins segment.

Goodwill
The Company performs an annual assessment of qualitative factors to determine whether the existence of any events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than the carrying amount of the reporting unit’s net assets. If, after assessing all events and circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is less than the carrying amount of the reporting unit’s net assets, the Company uses a probability weighted market and income approach to estimate the fair value of the reporting unit. The Company’s market approach is a comparable analysis technique commonly used in the investment banking and private equity industries based on the EBITDA (earnings before interest, income taxes, depreciation and amortization) multiple technique. Under this technique, estimated fair value is the result of a market-based EBITDA multiple that is applied to an appropriate historical EBITDA amount, adjusted for the additional fair value that would be assigned by a market participant obtaining control over the reporting unit. The Company’s income approach is a discounted cash flow model. When the carrying amount of the reporting unit’s goodwill is greater than the estimated fair value of the reporting unit’s goodwill, an impairment loss is recognized for the difference.
At October 1, 2012 and 2011, the estimated fair value of the reporting units exceeded the carrying amount of assets (including goodwill) and liabilities assigned to the reporting units.
General Insurance—The Company is generally insured for losses and liabilities for workers’ compensation, physical damage to property, business interruption and comprehensive general, product and vehicle liability under high-deductible insurance policies. The Company records losses when they are probable and reasonably estimable and amortizes insurance premiums over the life of the respective insurance policies.
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
Shipping and Handling—Freight costs that are billed to customers are included in “Net sales” in the Consolidated Statements of Operations. Shipping costs are incurred to move the Company’s products from production and storage facilities to the customer. Handling costs are incurred from the point the product is removed from inventory until it is provided to the shipper and generally include costs to store, move and prepare the products for shipment. Shipping and handling costs are recorded in “Cost of sales” in the Consolidated Statements of Operations.
Research and Development Costs—Funds are committed to research and development activities for technical improvement of products and processes that are expected to contribute to future earnings. All costs associated with research and development are charged to expense as incurred. Research and development and technical service expense was $69, $70 and $66 for the years ended December 31, 2012, 2011 and 2010, respectively, and is included in “Selling, general and administrative expense” in the Consolidated Statements of Operations.

Business Realignment Costs—The Company incurred “Business realignment costs” totaling $35, $15 and $20 for the years ended December 31, 2012, 2011 and 2010, respectively. These costs primarily represent expenses to implement productivity savings programs to reduce the Company’s cost structure and align manufacturing capacity with current volume demands (see Note 4). For the years ended December 31, 2012 and 2011, these costs also represent other minor headcount reduction programs.
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

Derivative Financial Instruments—The Company is a party to forward exchange contracts, interest rate swaps, natural gas futures and electricity forward contracts to reduce its cash flow exposure to changes in interest rates and natural gas and electricity prices. The Company does not hold or issue derivative financial instruments for trading purposes. All derivative financial instruments, whether designated in hedging relationships or not, are recorded in the Consolidated Balance Sheets at fair value. If a derivative financial instrument is designated as a fair-value hedge, the changes in the fair value of the derivative financial instrument and the hedged item are recognized in earnings. If the derivative financial instrument is designated as a cash flow hedge, changes in the fair value of the derivative financial instrument are recorded in “Accumulated other comprehensive (loss) income” in the Consolidated Balance Sheets, to the extent effective, and are recognized in the Company’s Consolidated Statements of Operations when the hedged item impacts earnings. The cash flows from derivative financial instruments accounted for as hedges are classified in the same category as the item being hedged in the Consolidated Statements of Cash Flows. The Company documents effectiveness assessments in order to use hedge accounting at each reporting period (see Note 8).
Stock-Based Compensation—Stock-based compensation cost is measured at the grant date based on the fair value of the award which is amortized as expense over the requisite service period on a graded-vesting basis (see Note 14).
Transfers of Financial Assets—The Company executes factoring and sales agreements with respect to its trade accounts receivable to support its working capital requirements. The Company accounts for these transactions as either sales-type or financing-type transfers of financial assets based on the terms and conditions of each agreement. For the portion of the sales price that is deferred in a reserve account and subsequently collected, the Company’s policy is to classify the cash in-flows as cash flows from operating activities as the predominant source of the cash flows pertains to the Company’s trade accounts receivable. The Company generated $0, $7 and $4 of cash for the years ended December 31, 2012, 2011 and 2010, respectively, related to the reserve account. When the Company retains the servicing rights on the transfers of accounts receivable, it measures these rights at fair value, if material.
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
Concentrations of Supplier Risk—The Company relies on long-term agreements with key suppliers for most of its raw materials. The loss of a key source of supply or a delay in shipments could have an adverse effect on its business. Should any of the suppliers fail to deliver or should any of the key long-term supply contracts be canceled, the Company would be forced to purchase raw materials at current market prices. The Company’s largest supplier provides 10% of raw material purchases. In addition, several of the feedstocks at various facilities are transported through a pipeline from one supplier.
Subsequent Events—The Company has evaluated events and transactions subsequent to December 31, 2012 through April 1, 2013, the date of issuance of its Consolidated Financial Statements.
Reclassifications—Certain prior period balances have been reclassified to conform with current presentations.
Recently Issued Accounting Standards
Newly Adopted Accounting Standards
On January 1, 2012, the Company adopted the provisions of Accounting Standards Update No. 2011-04: Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 amended existing fair value measurement guidance and is intended to align U.S. GAAP and International Financial Reporting Standards. The guidance requires several new disclosures, including additional quantitative information about significant unobservable inputs used in Level 3 fair value measurements and a qualitative description of the valuation process for both recurring and nonrecurring Level 2 and Level 3 fair value measurements. ASU 2011-04 also requires the disclosure of all fair value measurements by fair value hierarchy level, amongst other requirements. The adoption of ASU 2011-04 did not have a material impact on the Company’s Consolidated Financial Statements. See Note 6 for the disclosures required by the adoption of ASU 2011-04.
On January 1, 2012, the Company adopted the provisions of Accounting Standards Update No. 2011-05: Comprehensive Income (“ASU 2011-05”), which was issued by the FASB in June 2011 and amended by Accounting Standards Update No. 2011-12: Comprehensive Income (“ASU 2011-12”) issued in December 2011. ASU 2011-05 amended presentation guidance by eliminating the option for an entity to present the components of comprehensive income as part of the statement of changes in stockholders’ equity and required presentation of comprehensive income in a single continuous financial statement or in two separate but consecutive financial statements. ASU 2011-12 deferred the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in ASU 2011-05. The amendments in ASU 2011-05 did not change the items that must be reported in other comprehensive income or when an item of comprehensive income must be reclassified to net income. The Company has presented comprehensive income in a separate and consecutive statement entitled, “Consolidated Statements of Comprehensive Income.”
Newly Issued Accounting Standards
There were no newly issued accounting standards in 2012 applicable to the Company’s Consolidated Financial Statements.

3. Discontinued Operations

North American Coatings and Composite Resins Business
On May 31, 2011, the Company sold its North American coatings and composite resins business (“CCR Business”) to PCCR USA, Inc., a subsidiary of Investindustrial, a European investment group. For the years ended December 31, 2011 and 2010, the CCR Business had net sales of $114 and $221, respectively, and pre-tax loss of $3 and $2, respectively. The CCR Business is reported as a discontinued operation for all periods presented.
Global Inks and Adhesive Resins Business
On January 31, 2011, the Company sold its global inks and adhesive resins business (“IAR Business”) to Harima Chemicals Inc. For the years ended December 31, 2011 and 2010, the IAR Business had net sales of $31 and $356, respectively, and pretax income of $6 and $2, respectively. The IAR Business is reported as a discontinued operation for all periods presented.
4. Restructuring
2012 Restructuring Activities
In 2012, in response to softening demand in certain of its businesses in the second half of 2011, the Company initiated significant restructuring programs with the intent to optimize its cost structure and bring manufacturing capacity in line with demand. The Company estimates that these restructuring cost activities will occur over the next 12 to 15 months. As of December 31, 2012, the total costs expected to be incurred on restructuring activities are estimated at $35, consisting mainly of workforce reduction and site closure-related costs.
The following table summarizes restructuring information by type of cost:

	Workforce Reductions	Site Closure Costs	Other Projects	Total
Restructuring costs expected to be incurred	$25	$9	$1	$35
Cumulative restructuring costs incurred through December 31, 2012	$22	$9	$—	$31

Accrued liability at December 31, 2011	$6	$—	$—	$6
Restructuring charges	16	9	—	25
Payments	(13)	(9)	—	(22)
Accrued liability at December 31, 2012	$9	$—	$—	$9
Workforce reduction costs primarily relate to non-voluntary employee termination benefits and are accounted for under the guidance for nonretirement postemployment benefits or as exit and disposal costs, as applicable. During the year ended December 31, 2012 charges of $25 were recorded in “Business realignment costs” in the Consolidated Statements of Operations. At December 31, 2012 and 2011, the Company had accrued $9 and $6, respectively, for restructuring liabilities in “Other current liabilities” in the Consolidated Balance Sheets.
The following table summarizes restructuring information by reporting segment:

	Epoxy, Phenolic and Coating Resins	Forest Products Resins	Corporate and Other	Total
Restructuring costs expected to be incurred	$13	$20	$2	$35
Cumulative restructuring costs incurred through December 31, 2012	$12	$19	$—	$31

Accrued liability at December 31, 2011	$1	$2	$3	$6
Restructuring charges (releases)	11	17	(3)	25
Payments	(5)	(17)	—	(22)
Accrued liability at December 31, 2012	$7	$2	$—	$9

2009 and 2010 Restructuring Activities
In 2009, to properly align its cost structure in response to the challenging economic environment, the Company implemented productivity and cost savings initiatives. At December 31, 2010, the Company had substantially completed its productivity savings restructuring program.
The following table summarizes restructuring information by type of cost:

	Workforce Reductions	Site Closure Costs	Other Projects	Total
Cumulative restructuring costs incurred through December 31, 2010	$46	$5	$4	$55

Accrued liability at December 31, 2009	$20	$—	$—	$20
Restructuring charges	10	3	2	15
Payments	(23)	(3)	(2)	(28)
Accrued liability at December 31, 2010	$7	$—	$—	$7
Workforce reduction costs primarily relate to non-voluntary employee termination benefits and are accounted for under the guidance for nonretirement postemployment benefits or as exit and disposal costs, as applicable. During the year ended December 31, 2010 charges of $15 were recorded in “Business realignment costs” in the Consolidated Statements of Operations.
The following table summarizes restructuring information by reporting segment:

	Epoxy, Phenolic and Coating Resins	Forest Products Resins	Corporate and Other	Total
Cumulative restructuring costs incurred through December 31, 2010	$43	$5	$7	$55

Accrued liability at December 31, 2009	$15	$2	$3	$20
Restructuring charges	14	1	—	15
Payments	(24)	(2)	(2)	(28)
Accrued liability at December 31, 2010	$5	$1	$1	$7
5. Related Party Transactions
Administrative Service, Management and Consulting Arrangement
The Company is subject to an Amended and Restated Management Consulting Agreement with Apollo (the “Management Consulting Agreement”) that renews on an annual basis, unless notice to the contrary is given by either party. Under the Management Consulting Agreement, the Company receives certain structuring and advisory services from Apollo and its affiliates. The Management Consulting Agreement provides indemnification to Apollo, its affiliates and their directors, officers and representatives for potential losses arising from these services. Apollo is entitled to an annual fee equal to the greater of $3 or 2% of the Company’s Adjusted EBITDA. Apollo elected to waive charges of any portion of the annual management fee due in excess of $3 for the years ended December 31, 2012, 2011 and 2010.
During each of the years ended December 31, 2012, 2011 and 2010, the Company recognized expense under the Management Consulting Agreement of $3. These amounts are included in “Other operating expense (income), net” in the Company’s Consolidated Statements of Operations.
Apollo Notes Registration Rights Agreement
On November 5, 2010, in connection with the issuance of the Company’s 9.00% Second-Priority Senior Secured Notes due 2020, the Company entered into a separate registration rights agreement with Apollo. The registration rights agreement gave Apollo the right to make three requests by written notice to the Company specifying the maximum aggregate principal amount of notes to be registered. The agreement required the Company to file a registration statement with respect to the notes it issued to Apollo as promptly as possible following receipt of each such notice. The Company filed a registration statement on Form S-1 with the SEC to register the resale of $134 of Second-Priority Senior Secured Notes due 2020 held by Apollo, which was declared effective on May 7, 2012.

Shared Services Agreement
On October 1, 2010, in conjunction with the Momentive Combination, the Company entered into a shared services agreement with MPM, as amended on March 17, 2011 (the “Shared Services Agreement”). Under this agreement, the Company provides to MPM, and MPM provides to the Company, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between the Company and MPM. Pursuant to this agreement, during the years ended December 31, 2012, 2011 and 2010, the Company incurred approximately $155, $163 and $45, respectively, of net costs for shared services and MPM incurred approximately $148, $158 and $42, respectively, of net costs for shared services. Included in the net costs incurred during the years ended December 31, 2012 and 2011, were net billings from the Company to MPM of $22 and $11, respectively. Included in the net costs incurred during the year ended December 31, 2010, were net billings from MPM to the Company of $1. These net billings were made to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to 51% for the Company and 49% for MPM, as well as to reflect costs allocated 100% to one party. During the years ended December 31, 2012, 2011 and 2010, the Company realized approximately $24, $29 and $1 respectively, in cost savings as a result of the Shared Services Agreement. The Company had accounts receivable from MPM of less than $1 and $15 as of December 31, 2012 and December 31, 2011, respectively, and accounts payable to MPM of less than $1 and $3 at December 31, 2012 and December 31, 2011, respectively.
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
In April 2012, the Company agreed to a settlement with its insurers to recover $10 in proceeds associated with the $225 settlement payment made to Huntsman in 2008. During the year ended December 31, 2012, the Company recognized the $10 settlement, which was recorded net of approximately $2 of fees related to the settlement, and is included in “Other operating expense (income), net” in the Consolidated Statements of Operations. In July 2012, the Company received approximately $1 from its insurers for reimbursement of expenses incurred in obtaining the recoveries, and remitted to Apollo the remaining $7 of the insurance settlement. Following receipt of the settlement payment, Apollo acknowledged the satisfaction of the Company’s obligations to Apollo with respect to the $225 advance, which was previously recorded as a long-term liability. The remaining $218 was reclassified from a long-term liability to equity as a capital contribution from Apollo during the year ended December 31, 2012.
Preferred Equity Commitment and Issuance
In December 2011, in conjunction with the repayment of a term loan of $100 extended to the Company by certain affiliates of Apollo, Momentive Holdings issued 28,785,935 preferred units and 28,785,935 warrants to purchase common units of Momentive Holdings to affiliates of Apollo for a purchase price of $205 (the “Preferred Equity Issuance”), representing the initial $200 face amount, plus amounts earned from the interim liquidity facilities, less related fees and expenses. Momentive Holdings contributed $189 of the proceeds from the Preferred Equity Issuance to MSC Holdings and MSC Holdings contributed the amount to the Company. As of December 31, 2011, the Company had recognized a capital contribution of $204, representing the total proceeds from the Preferred Equity Issuance, less related fees and expenses. The remaining $16 was held in a reserve account at December 31, 2011 by Momentive Holdings to redeem any additional preferred units from Apollo equal to the aggregate number of preferred units and warrants subscribed for by all other members of Momentive Holdings. In January 2012, the remaining $16 of proceeds held in the reserve account were contributed to the Company.
Purchase of MSC Holdings Debt
In 2009, the Company purchased $180 in face value of the outstanding MSC Holdings LLC PIK Debt Facility for $24, including accrued interest. The loan receivable from MSC Holdings has been recorded at its acquisition value of $24 as a reduction of equity in the Consolidated Balance Sheets as MSC Holdings is the Company’s parent. In addition, at December 31, 2012 the Company has not recorded accretion of the purchase discount or interest income as ultimate receipt of these cash flows is under the control of MSC Holdings.
In conjunction with the 2013 Refinancing Transactions (see Note 9), the loan receivable from MSC Holdings was settled for no consideration at the direction of MSC Holdings. As a result, the Company will account for the settlement of the loan as a dividend to MSC Holdings, which will be recognized in “Paid-in Capital.”
Purchases and Sales of Products and Services with MPM
The Company also sells products to, and purchase products from, MPM pursuant to a Master Buy/Sell Agreement dated as of September 6, 2012 (the “Master Buy/Sell Agreement”). Prices under the agreement are determined by a formula based upon certain third party sales of the applicable product, or in the event that no qualifying third party sales have taken place, based upon the average contribution margin generated by certain third party sales of products in the same or a similar industry. The standard terms and conditions of the seller in the applicable jurisdiction apply to transactions under the Master Buy/Sell Agreement. A subsidiary of MPM also acts as a non-exclusive distributor in India for certain of the Company’s subsidiaries pursuant to Distribution Agreements dated as of September 6, 2012 (the “Distribution Agreements”). Prices under the Distribution Agreements are determined by a formula based on the weighted average sales price of the applicable product less a margin. The Master Buy/Sell Agreement and Distribution Agreements have initial terms of 3 years and may be terminated for convenience by either party thereunder upon 30 days' prior notice in the case of the Master/Buy Sell Agreement and upon 90 days' prior notice in the case of the Distribution Agreements. Pursuant to these agreements and other purchase orders, the Company sold less than $1 of products to MPM during 2012, and the Company purchased $3 of products from MPM. As of December 31, 2012, the Company had less than $1 of accounts receivable from MPM and less than $1 of accounts payable to MPM related to these agreements.
Purchases and Sales of Products and Services with Affiliates Other than MPM
The Company sells products to various Apollo affiliates other than MPM. These sales were$36, $2 and $3 for the years ended December 31, 2012, 2011 and 2010, respectively. Accounts receivable from these affiliates were $26 and $1 at December 31, 2012 and 2011, respectively. The Company also purchases raw materials and services from various Apollo affiliates other than MPM. These purchases were $34, $32 and $36 for the years ended December 31, 2012, 2011 and 2010, respectively. The Company had accounts payable to these affiliates of $4 and $1 at December 31, 2012 and 2011, respectively.
Participation of Apollo Global Securities in Refinancing Transactions

In March 2012, Apollo Global Securities, LLC (“AGS”), an affiliate of Apollo, acted as one of the initial purchasers and received approximately $1 in connection with the sale of $450 aggregate principal amount of the Company’s 6.625% First-Priority Senior Secured Notes due 2020.
In January 2013, AGS acted as one of the initial purchasers and received approximately $1 in connection with the sale of an additional $1,100 aggregate principal amount of the Company’s 6.625% First-Priority Senior Secured Notes due 2020. AGS also received $1 in structuring fees in connection with the 2013 Refinancing Transactions (See Note 9).
Other Transactions and Arrangements
Momentive Holdings purchases insurance policies which also cover the Company and MPM. Amounts are billed to the Company based on the Company’s relative share of the insurance premiums. Momentive Holdings billed the Company $12 and $14 for the years ended December 31, 2012 and 2011, respectively. The Company had accounts payable to Momentive Holdings of $4 and $3 under these arrangements at December 31, 2012 and 2011, respectively.
The Company sells finished goods to, and purchases raw materials from, its foundry joint venture (“HAI”) between the Company and Delta-HA, Inc. The Company also provides toll-manufacturing and other services to HAI. The Company’s investment in HAI is recorded under the equity method of accounting, and the related sales and purchases are not eliminated from the Company’s Consolidated Financial Statements. However, any profit on these transactions is eliminated in the Company’s Consolidated Financial Statements to the extent of the Company’s 50% interest in HAI. Sales and services provided to HAI were $108, $113 and $96 for the years ended December 31, 2012, 2011 and 2010, respectively. Accounts receivable from HAI were $16 and $14 at December 31, 2012 and 2011, respectively. Purchases from HAI were $31, $54 and $58 for the years ended December 31, 2012, 2011 and 2010, respectively. The Company had accounts payable to HAI of $6 and $4 at December 31, 2012 and 2011, respectively. Additionally, HAI declared dividends to the Company of $13 and $9 during the years ended December 31, 2012 and 2011, respectively. No amounts remain outstanding related to these previously declared dividends as of December 31, 2012.
The Company’s purchase contracts with HAI represent a significant portion of HAI’s total revenue, and this factor results in the Company absorbing the majority of the risk from potential losses or the majority of the gains from potential returns. However, the Company does not have the power to direct the activities that most significantly impact HAI, and therefore, does not consolidate HAI. The carrying value of HAI’s assets were $52 and $48 at December 31, 2012 and 2011, respectively. The carrying value of HAI’s liabilities were $18 and $21 at December 31, 2012 and 2011, respectively.
In February 2013, the Company resolved a dispute with HAI regarding the prices HAI paid to the Company for raw materials used to manufacture dry and liquid resins. As part of the resolution, the Company will provide discounts to HAI on future purchases of dry and liquid resins totaling $16 over a period of three years. The $16 has been recorded net of $8 of income during the year ended December 31, 2012, which represents the Company's benefit from the discounts due to its 50% ownership interest in HAI, and is included in “Other operating expense (income), net” in the Consolidated Statements of Operations.
The Company had a loan receivable from its unconsolidated forest products joint venture in Russia of less than $1 and $3 as of December 31, 2012 and 2011, respectively. The Company also had royalties receivable from its unconsolidated forest products joint venture in Russia of $5 and $2 as of December 31, 2012 and 2011, respectively.

6. Goodwill and Intangible Assets
The Company’s gross carrying amount and accumulated impairments of goodwill consist of the following as of December 31:

	2012				2011
	Gross Carrying Amount	Accumulated Impairments	Accumulated Foreign Currency Translation	Net Book Value	Gross Carrying Amount	Accumulated Impairments	Accumulated Foreign Currency Translation	Net Book Value
Epoxy, Phenolic and Coating Resins	$88	$—	$2	$90	$88	$—	$2	$90
Forest Products Resins	81	—	(2)	79	81	—	(4)	77
Total	$169	$—	$—	$169	$169	$—	$(2)	$167
The changes in the net carrying amount of goodwill by segment for the years ended December 31, 2012 and 2011 are as follows:

	Epoxy, Phenolic and Coating Resins	Forest Products Resins	Total
Goodwill balance at December 31, 2010	$91	$78	$169
Foreign currency translation	(1)	(1)	(2)
Goodwill balance at December 31, 2011	90	77	167
Foreign currency translation	—	2	2
Goodwill balance at December 31, 2012	$90	$79	$169
The Company’s intangible assets with identifiable useful lives consist of the following as of December 31:

	2012				2011
	Gross Carrying Amount	Accumulated Impairments	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Impairments	Accumulated Amortization	Net Book Value
Patents and technology	$110	$—	$(65)	$45	$110	$—	$(58)	$52
Customer lists and contracts	93	(17)	(49)	27	93	(17)	(44)	32
Other	25	—	(6)	19	25	—	(5)	20
Total	$228	$(17)	$(120)	$91	$228	$(17)	$(107)	$104
The impact of foreign currency translation on intangible assets is included in accumulated amortization.
In 2011, as a result of the permanent closure of a large customer and continued competitive pressures resulting in successive periods of negative cash flows associated with certain assets within the Company’s European forest products business, the Company recorded an impairment charge of $17 on certain customer list assets in its Forest Products Resins segment, which has been included in “Asset impairments” in the Consolidated Statements of Operations.
Total intangible amortization expense for the years ended December 31, 2012, 2011 and 2010 was $13, $15 and $15, respectively.
Estimated annual intangible amortization expense for 2013 through 2017 is as follows:

2013	$13
2014	12
2015	12
2016	11
2017	10

7. Fair Value
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

Recurring Fair Value Measurements
Following is a summary of assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011:

	Fair Value Measurements Using			Total
	Level 1	Level 2	Level 3
December 31, 2012
Derivative liabilities	$—	$(1)	$—	$(1)
December 31, 2011
Derivative liabilities	—	(3)	—	(3)
Level 1 derivative liabilities primarily consist of financial instruments traded on exchange or futures markets. Level 2 derivative liabilities consist of derivative instruments transacted primarily in over the counter markets.
There were no transfers between Level 1, Level 2 or Level 3 measurements during the years ended December 31, 2012 and 2011.
The Company calculates the fair value of its Level 1 derivative liabilities using quoted market prices. The Company calculates the fair value of its Level 2 derivative liabilities using standard pricing models with market-based inputs, adjusted for nonperformance risk. When its financial instruments are in a liability position, the Company evaluates its credit risk as a component of fair value. At December 31, 2012 and 2011, no adjustment was made by the Company to reduce its derivative liabilities for nonperformance risk.
When its financial instruments are in an asset position, the Company is exposed to credit loss in the event of nonperformance by other parties to these contracts and evaluates their credit risk as a component of fair value.

Non-recurring Fair Value Measurements
Following is a summary of losses as a result of the Company measuring assets at fair value on a non-recurring basis during the years ended December 31, 2012 and 2011, all of which were valued using Level 3 inputs. There were no significant assets or liabilities measured at fair value on a non-recurring basis during the year ended December 31, 2010.

	Year Ended December 31,
	2012	2011
Long-lived assets held and used	$23	$31
Long-lived assets held for disposal/abandonment	—	1
Total	$23	$32
In 2012, as a result of the likelihood that certain long-lived assets would be disposed of before the end of their estimated useful lives, resulting in lower future cash flows associated with these assets, the Company wrote down long-lived assets with a carrying value of $26 to fair value of $5, resulting in impairment charges of $15 and $6 within its Epoxy, Phenolic and Coating Resins and Forest Products Resins segments, respectively. These assets were valued by using a discounted cash flow analysis based on assumptions that market participants would use. Significant unobservable inputs in the model included projected short-term future cash flows, projected growth rates and discount rates associated with these long-lived assets. Future projected short-term cash flows and growth rates were derived from probability-weighted forecast models based upon budgets prepared by the Company’s management. These projected future cash flows were discounted using rates ranging from 2% to 3%.

In 2012, as a result of market weakness and the loss of a customer, resulting in lower future cash flows associated with certain long-lived assets, the Company wrote-down long-lived assets with a carrying value of $22 to a fair value of $20, resulting in an impairment charge of $2 within its Forest Products Resins segment. These assets were valued using a discounted cash flow analysis based on assumptions that market participants would use and incorporated probability-weighted cash flows based on the likelihood of various possible scenarios. Significant unobservable inputs in the model included projected future cash flows, projected growth rates and discount rates associated with these long-lived assets. Future projected cash flows and growth rates were derived from probability-weighted forecast models based upon budgets prepared by the Company’s management. These projected future cash flows were discounted using rates ranging from 2% to 10%.
In 2011, as a result of the likelihood that certain long-assets would be sold before the end of their estimated useful lives in order to bring manufacturing capacity in line with current market demand, the Company wrote down long-lived assets with a carrying value of $22 to fair value of $8, resulting in impairment charges of $12 and $2 within the Forest Products Resins and Epoxy, Phenolic and Coating Resins segments, respectively, for the year ended December 31, 2011. These long-lived assets were valued with the assistance of appraisals from third parties or by using a discounted cash flow analysis based on assumptions that market participants would use. Significant unobservable inputs in the model included projected revenues and manufacturing costs associated with these assets.
In 2011, as a result of the permanent closure of a large customer and continued competitive pressures resulting in successive periods of negative cash flows associated with certain long-lived assets within the Company’s European forest products business, the Company wrote down long-lived assets with a carrying value of $29 to fair value of $11, resulting in an impairment charge of $18 for the year ended December 31, 2011. These assets were valued using a discounted cash flow analysis based on assumptions that market participants would use, and incorporated probability-weighted cash flows based on the likelihood of various possible scenarios. Significant unobservable inputs in the model included projected future cash flows, projected growth rates, discount rates and asset usage charges associated with certain intangible assets.
Non-derivative Financial Instruments
The following table summarizes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
December 31, 2012
Debt	$3,495	$—	$3,410	$11	$3,421
December 31, 2011
Debt	$3,539	$—	$3,214	$12	$3,226
Fair values of debt classified as Level 2 are determined based on other similar financial instruments, or based upon interest rates that are currently available to the Company for the issuance of debt with similar terms and maturities. Level 3 amounts represent capital leases whose fair value is determined through the use of present value and specific contract terms. The carrying amounts of cash and cash equivalents, short term investments, accounts receivable, accounts payable and other accrued liabilities are considered reasonable estimates of their fair values due to the short-term maturity of these financial instruments.
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
In 2008, to offset the balance sheet and interest rate exposures and cash flow variability associated with a non-U.S. subsidiary’s U.S. dollar denominated term loan, the Company entered into a three-year cross-currency and interest rate swap agreement. The swap agreement required the Company to sell euros in exchange for U.S. dollars at a rate of 1.2038. The Company also paid a variable rate equal to Euribor plus 390 basis points and received a variable rate equal to the U.S. dollar LIBOR plus 250 basis points. The swap agreement had an initial notional amount of $25 that amortized quarterly on a straight line basis to $24, prior to maturing on September 30, 2011. The Company paid a weighted average interest rate of 5.0% and 4.6%, and received a weighted average interest rate of 2.8% during the years ended December 31, 2011 and 2010, respectively. During the year ended December 31, 2011, the Company paid $4 to settle the cross-currency and interest rate swap. This amount is recorded in “Other non-operating (income) expense, net” in the Consolidated Statements of Operations.

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
Commodity Contracts
The Company is exposed to price fluctuations associated with raw materials purchases, most significantly with methanol, phenol, urea, acetone, propylene, and chlorine. For these commodity raw materials, the Company has purchase contracts in place that contain periodic price adjustment provisions. The Company also adds selling price provisions to certain customer contracts that are indexed to publicly available indices for the associated commodity raw materials. The board of directors approves all commodity futures and commodity commitments based on delegation of authority documents.
The Company hedges a portion of its electricity purchases for certain manufacturing plants. The Company enters into forward contracts with fixed prices to hedge electricity pricing at these plants. Any unused electricity is net settled for cash each month based on the market electricity price versus the contract price. The Company also hedges a portion of its natural gas purchases for certain North American plants. The Company uses futures contracts to hedge natural gas pricing at these plants. The natural gas contracts are settled for cash each month based on the closing market price on the last day the contract trades on the New York Mercantile Exchange. The Company does not apply hedge accounting to these electricity or natural gas future contracts.
The following table summarizes the Company’s derivative financial instruments, which are recorded as “Other current liabilities” in the Consolidated Balance Sheets:

	2012				2011
Liability Derivatives	Average Days To Maturity	Average Contract Rate	Notional Amount	Fair Value Liability	Average Days to Maturity	Average Contract Rate	Notional Amount	Fair Value Liability
Derivatives designated as hedging instruments:
Interest Rate Swap
Interest swap – 2010	2	—	$325	$—	367	—	$350	$(2)
Total				$—				$(2)

Derivatives not designated as hedging instruments:
Interest Rate Swap
Australian dollar interest swap	704	—	$6	$—	1,070	—	$6	$—
Commodity Contracts
Electricity contracts	—	—	3	(1)	—	—	3	(1)
Natural gas futures	—	—	3	—	—	—	5	—
Total				$(1)				$(1)
The following tables summarize gains and losses recognized on the Company's derivative financial instruments:

Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized in OCI on Derivative for the Year Ended December 31:			Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income for the Year Ended December 31:
	2012	2011	2010		2012	2011	2010
Interest Rate Swap
Interest swap – 2010	$(2)	$(2)	$(2)	Interest expense, net	$(2)	$(3)	$—
Total	$(2)	$(2)	$(2)		$(2)	$(3)	$—

As of December 31, 2012, the Company expects to reclassify $1 of losses recognized in “Accumulated other comprehensive loss” to earnings over the next twelve months.

Derivatives Not Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in Income on Derivative for the Year Ended December 31:			Location of (Loss) Gain Recognized in Income on Derivative
	2012	2011	2010
Foreign Exchange and Interest Rate Swap
Cross-Currency and Interest Rate Swap	$—	$(1)	$2	Other non-operating expense, net
Interest Rate Swap
Australian dollar interest swap	—	—	—	Other non-operating expense, net
Commodity Contracts
Electricity contracts	—	(1)	1	Cost of sales
Natural gas futures	(2)	(1)	(1)	Cost of sales
Total	$(2)	$(3)	$2
9. Debt and Lease Obligations
Debt outstanding at December 31 is as follows:

	2012		2011
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
Non-affiliated debt:
Senior Secured Credit Facilities:
Floating rate term loans due May 2013 at 2.8% at December 31, 2011	$—	$—	$446	$8
Floating rate term loans due May 2015 at 4.1% and 4.2% at December 31, 2012 and 2011, respectively	895	15	910	15
Senior Secured Notes:
6.625% First-Priority Senior Notes due 2020	450	—	—	—
8.875% Senior Secured Notes due 2018 (includes $6 of unamortized discount at December 31, 2012 and 2011)	994	—	994	—
Floating rate Second-Priority Senior Secured Notes due 2014 at 4.9% and 5.0% at December 31, 2012 and 2011, respectively	120	—	120	—
9.00% Second-Priority Senior Secured Notes due 2020	574	—	574	—
Debentures:
9.2% debentures due 2021	74	—	74	—
7.875% debentures due 2023	189	—	189	—
8.375% sinking fund debentures due 2016	60	2	62	—
Other Borrowings:
Australia Facility due 2014 at 6.1% and 6.8% at December 31, 2012 and 2011, respectively	31	5	36	5
Brazilian bank loans at 8.1% and 8.9% at December 31, 2012 and 2011, respectively	18	41	—	65
Capital Leases	10	1	11	1
Other at 3.8% and 5.7% at December 31, 2012 and 2011, respectively	4	12	4	23
Total non-affiliated debt	3,419	76	3,420	117
Affiliated debt:
Affiliated borrowings due on demand at 3.3% at December 31, 2011	—	—	—	2
Total affiliated debt	—	—	—	2
Total debt	$3,419	$76	$3,420	$119

Senior Secured Credit Facilities
The amended senior secured credit facilities were terminated in March 2013 in connection with the closing of the Company's ABL Facility described below. The term loans under the amended senior secured credit facilities were repaid in full in January 2013 in connection with the closing of the sale of First-Priority Senior Secured Notes described below. Prior to its termination, the amended senior secured credit facilities included a term loan facility with a maturity date in 2015 and a $47 synthetic letter of credit facility (“LOC”) with a maturity date in 2013. Additionally, the amended senior secured credit facilities included a $192 revolving credit facility through February 2013, and thereafter a $171 revolving credit facility with a maturity date in 2014.
The facilities were subject to an earlier maturity date, on any date that more than $200 in the aggregate principal amount of certain of the Company's debt would mature within 91 days of that date. Repayment of 1% total per year of the term loan and LOCs were required to be made (in the case of the term loan facility, quarterly, and in the case of the LOC, annually) with the balance payable at the final maturity date. Further, the Company was required to make additional repayments on the term loan, upon specific events, or if excess cash flow was generated. The terms of the senior secured credit facilities also included $200 in available incremental term loan borrowings.
Certain Company subsidiaries guaranteed obligations under the amended senior secured credit facilities. The amended senior secured credit facilities were secured by certain assets of the Company and the subsidiary guarantors, subject to certain exceptions.
The credit agreement contained, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Events of default included the failure to pay principal and interest when due, a material breach of representation or warranty, covenant defaults, events of bankruptcy and a change of control. The senior secured credit facilities also contained cross-acceleration and cross default provisions.
Term Loans
The interest rates for term loans denominated in U.S. dollars to the Company under the amended senior secured credit facilities were based on, at the Company’s option, (a) adjusted LIBOR plus 2.25% for term loans maturing May 2013 and 3.75% for term loans maturing May 2015 or (b) the higher of (i) JPMorgan Chase Bank, N.A.’s (JPMCB) prime rate or (ii) the Federal Funds Rate plus 0.50%, in each case plus 0.75% for term loans maturing May 2013 and 2.25% for term loans maturing May 2015. Term loans denominated in euros to the Company’s Netherlands subsidiary were at the Company’s option; (a) EURO LIBOR plus 2.25% for term loans maturing May 2013 or 3.75% for term loans maturing May 2015 or (b) the rate quoted by JPMCB as its base rate for those loans plus 0.75% for term loans maturing May 2013 and 2.25% for term loans maturing May 2015.
Revolving Credit Facility
The interest rate for the revolving credit facility through May 31, 2011 was adjusted LIBOR plus 2.50%. The extended revolving loans, which took effect upon the May 31, 2011 maturity of the prior revolving credit facility, bore interest at a rate of LIBOR plus 4.50%. The Company was also required to pay a 2% ticking fee on committed amounts for the prior revolving credit facility, which was payable quarterly through May 31, 2011.
The extended revolver had commitment fees (other than with respect to the LOC) equal to 4.50% per year of the unused line plus a fronting fee of 0.25% of the aggregate face amount of outstanding letters of credit. The LOC had a commitment fee of 0.10% per year.
In March 2012, the Company further extended $171 of its $200 revolving line of credit facility commitments from lenders from February 2013 to December 2014. In connection with the refinancing activities, the lender commitments to the revolving line of credit facility were decreased to approximately $192 in the aggregate. The interest rate for loans made under these extended revolver commitments was increased to adjusted LIBOR plus 4.75% from adjusted LIBOR plus 4.50%. The commitment fee for these extended revolver commitments was decreased to 0.5% of the unused line from 4.50% of the unused line.
There were no outstanding borrowings under the revolving credit facility at December 31, 2012 or 2011. Available borrowings under the amended senior secured credit facilities (after deduction of the letters of credit outstanding under the LOC facility) were $180 at December 31, 2012.
Senior Secured Notes
First-Priority Senior Secured Notes
In March 2012, the Company issued $450 aggregate principal amount of 6.625% First-Priority Senior Secured Notes due 2020 at an issue price of 100%. The Company used the net proceeds, together with cash on hand to repay approximately $454 aggregate principal amount of existing term loans maturing May 5, 2013 under the Company’s senior secured credit facilities, effectively extending these maturities by an additional seven years. Collectively, these transactions are referred to as the “March 2012 Refinancing Transactions.” Prior to the closing of the ABL Facility in March 2013 described below, the priority of the liens securing the collateral for the 6.625% First-Priority Senior Secured Notes was pari passu to the liens in such collateral securing the Company’s senior secured credit facilities. Following the closing of the ABL Facility, the First-Priority Senior Secured Notes are secured by first-priority liens on collateral that generally includes most of the Company's and its domestic subsidiaries' assets other than inventory and accounts receivable and related assets (the “Notes Priority Collateral”), and by second-priority liens on the domestic portion of the collateral for the ABL Facility (the “ABL Priority Collateral”), which generally includes most of the inventory and accounts receivable and related assets of the Company, its domestic subsidiaries and certain of its foreign subsidiaries, in each case subject to certain exceptions and permitted liens.

The Company incurred approximately $14 in fees associated with the March 2012 Refinancing Transactions, which have been deferred and are recorded in “Other assets, net” in the Consolidated Balance Sheets. The deferred fees will be amortized over the contractual life of the respective debt obligations on an effective interest basis. Additionally, $1 of unamortized deferred financing fees were written-off related to the $454 of term loans under the Company’s senior secured credit facility that were repaid and extinguished. These fees are included in “Other non-operating (income) expense, net” in the Consolidated Statements of Operations.
8.875% Senior Secured Notes
In January 2010, through the Company’s wholly owned finance subsidiaries, Hexion U.S. Finance Corp. and Hexion Nova Scotia Finance, ULC, the Company issued $1,000 aggregate principal amount of 8.875% Senior Secured Notes due 2018. The priority of the collateral liens securing the 8.875% Senior Secured Notes is senior to the collateral liens securing the existing Second-Priority Senior Secured Notes, and is junior to the collateral liens securing the Company’s First-Priority Senior Secured Notes.
Second-Priority Senior Secured Notes
In November 2010, through the Company’s wholly owned finance subsidiaries, Hexion U.S. Finance Corp. and Hexion Nova Scotia Finance, ULC the Company refinanced its existing 9.75% Second-Priority Senior Secured Notes due 2014 (the “Old Notes”) through the issuance of $574 aggregate principal amount of 9.00% Second-Priority Senior Secured Notes due 2020, which mature on November 15, 2020 (the “New Notes”). $440 aggregate principal amount was offered through a private placement with unaffiliated investors (the “Offering”). The remaining $134 aggregate principal amount of the Notes was issued in exchange for $127 aggregate principal amount of the Old Notes that were held by an affiliate of Apollo Global Management, LLC at the time of the Offering (the “Apollo Exchange”). The exchange ratio was determined based on the consideration offered to holders of the Old Notes to redeem the Old Notes, which was intended to give Apollo an aggregate value equivalent to that which it would have received if it had received the total consideration upon the Company’s redemption of the Old Notes and used the proceeds received to invest in the New Notes. The new debt issued to Apollo has the same terms as the notes issued by the Company in the Offering.
Debentures

	Origination Date	Interest Payable	Early Redemption
9.2% debentures due 2021	March 1991	March 15 September 15	None
7.875% debentures due 2023	May 1993	February 15 August 15	None
8.375% sinking fund debentures due 2016	April 1986	April 15 October 15	April 2006
The 8.375% debentures have a sinking fund requirement of $20 per year from 2007 to 2015. Previous buybacks of debentures allowed the Company to fulfill the sinking fund requirements through 2012, as well as $18 of the 2013 sinking fund requirement.
Other Borrowings
The Company’s Australian Term Loan Facility has a variable interest rate equal to the 90 day Australian or New Zealand Bank Bill Rates plus an applicable margin. The agreement also provides access to a $10 revolving credit facility. There were no outstanding borrowings under the revolving credit facility at December 31, 2012 or 2011.
The Brazilian bank loans represent various bank loans, primarily for working capital purposes and to finance the construction of a new plant in 2010.
The Company’s capital leases are classified as debt on the Consolidated Balance Sheets and range from one to fifteen year terms for equipment, pipeline, land and buildings. The Company’s operating leases consist primarily of vehicles, equipment, tank cars, land and buildings.

Scheduled Maturities
Aggregate maturities of debt, minimum payments under capital leases and minimum rentals under operating leases at December 31, 2012 for the Company are as follows:

Year	Debt	Minimum Rentals Under Operating Leases	Minimum Payments Under Capital Leases
2013	$75	$32	$3
2014	193	27	2
2015	907	22	2
2016	28	17	2
2017	—	14	2
2018 and thereafter	2,287	22	9
Total minimum payments	$3,490	$134	20
Less: Amount representing interest			(9)
Present value of minimum payments			$11
The Company’s operating leases consist primarily of vehicles, equipment, land and buildings. Rental expense under operating leases amounted to $36 for each of the years ended December 31, 2012, 2011 and 2010.
Covenant Compliance
As of December 31, 2012, the Company was in compliance with all the covenants included in the agreements governing its outstanding indebtedness, including the senior secured bank leverage ratio.
As of December 31, 2012, on a pro forma basis after adjusting for the 2013 Refinancing Transactions, the Company did not satisfy the Adjusted EBITDA to fixed charges incurrence test contained within the indentures that govern our 6.625% First-Priority Senior Secured Notes, 8.875% Senior Secured Notes and 9.00% Second-Priority Senior Secured Notes. As a result, the Company is subject to restrictions on its ability to incur additional indebtedness or to make investments; however, there are exceptions to these restrictions, including exceptions that permit indebtedness under its revolving credit facility (available borrowings of which were $180 at December 31, 2012).
Recent Developments
In January 2013, the Company issued $1,100 aggregate principal amount of 6.625% First-Priority Senior Secured Notes due 2020 at an issue price of 100.75% (the “New First-Priority Senior Secured Notes”). The Company used the net proceeds of $1,108 ($1,100 plus a premium of $8) to (i) repay approximately $910 of term loans under the Company’s senior secured credit facilities, (ii) purchase $89 aggregate principal amount of the Company’s Floating Rate Second-Priority Senior Secured Notes due 2014 (the “Floating Rate Notes”) in a tender offer, (iii) satisfy and discharge the remaining $31 aggregate principal amount of the Floating Rate Notes, which were redeemed on March 2, 2013 at a redemption price equal to 100% plus accrued and unpaid interest to the redemption date, (iv) pay related transaction costs and expenses and (v) provide incremental liquidity of $54. The New First-Priority Senior Secured Notes were issued as additional notes under the indenture governing the Company’s existing 6.625% First-Priority Senior Secured Notes due 2020 and have the same terms as such notes.
In January 2013 the Company also issued $200 aggregate principal amount of 8.875% Senior Secured Notes due 2018 at an issue price of 100% (the “New Senior Secured Notes”). The New Senior Secured Notes were issued to lenders in exchange for loans of MSC Holdings, which were retired in full. The New Senior Secured Notes were issued as additional notes under the indenture governing the Company’s existing 8.875% Senior Secured Notes due 2018 and have the same terms as such notes.
Additionally, in March 2013, the Company entered into a new $400 asset-based revolving loan facility, subject to a borrowing base (the “ABL Facility”). The ABL Facility replaced the Company's senior secured credit facilities, which included a $171 revolving credit facility and the $47 synthetic letter of credit facility at the time of the termination of facilities upon the Company's entry into the ABL Facility. Collectively, we refer to these transactions as the “2013 Refinancing Transactions.”
The ABL Facility has a five-year term unless, on the date that is 91 days prior to the scheduled maturity of the 8.875% Senior Secured Notes due 2018, more than $50 aggregate principal amount of 8.875% Senior Secured Notes due 2018 is outstanding, in which case the ABL Facility will mature on such earlier date. Availability under the ABL Facility is $400, subject to a borrowing base that will be based on a specified percentage of eligible accounts receivable and inventory. The borrowers under the ABL Facility include the Company and Momentive Specialty Chemicals Canada Inc., Momentive Specialty Chemicals B.V., Momentive Specialty Chemicals UK Limited and Borden Chemical UK Limited, each a wholly-owned subsidiary of the Company. The ABL Facility will bear interest at a floating rate based on, at the Company's option, an adjusted LIBOR rate plus an initial applicable margin of 2.25% or an alternate base rate plus an initial applicable margin of 1.25%. From and after the date of delivery of the Company's financial statements for the first fiscal quarter ended after the effective date of the ABL Facility, the applicable margin for such borrowings will be adjusted depending on the availability under the ABL Facility. In addition to paying interest on outstanding principal under the ABL Facility, the Company will be required to pay a commitment fee to the lenders in respect of the unutilized commitments at an initial rate equal to 0.50% per annum, subject to adjustment depending on the usage. The ABL Facility does not have any financial maintenance covenant, other than a fixed charge coverage ratio of 1.0 to 1.0 that would only apply if availability under the ABL Facility is less than the greater of (a) $40 and (b) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time. The fixed charge coverage ratio under the agreement governing the ABL Facility is generally defined as the ratio (a) of Adjusted EBITDA minus non-financed capital expenditures and cash taxes to (b) debt service plus certain restricted payments, each measured on a last twelve months, or LTM, basis. The ABL Facility is secured by, among other things, first-priority liens on the ABL Priority Collateral, and by second-priority liens on the Notes Priority Collateral, in each case subject to certain exceptions and permitted liens.
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
Indemnities related to the pre-closing operations of sold assets normally do not represent additional liabilities to the Company, but simply serve to protect the buyer from potential liability associated with the Company’s existing obligations at the time of sale. As with any liability, the Company has accrued for those pre-closing obligations that it considers to be probable and reasonably estimable. The amounts recorded at December 31, 2012 and 2011 are not significant.
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
Environmental Institution of Paraná IAP—On August 10, 2005, the Environmental Institute of Paraná (IAP), an environmental agency in the State of Paraná, provided Hexion Quimica Industria, the Company’s Brazilian subsidiary, with notice of an environmental assessment in the amount of 12 Brazilian reais. The assessment related to alleged environmental damages to the Paranagua Bay caused in November 2004 from an explosion on a shipping vessel carrying methanol purchased by the Company. The investigations performed by the public authorities have not identified any actions of the Company that contributed to or caused the accident. The Company responded to the assessment by filing a request to have it cancelled and by obtaining an injunction precluding execution of the assessment pending adjudication of the issue. In November 2010, the Court denied the Company’s request to cancel the assessment and lifted the injunction that had been issued. The Company responded to the ruling by filing an appeal in the State of Paraná Court of Appeals. In March 2012, the Company was informed that the Court of Appeals had denied the Company’s appeal. The Company continues to believe that the assessment is invalid, and on June 4, 2012 it filed appeals to the Superior Court of Justice and the Supreme Court of Brazil. The Company continues to believe it has strong defenses against the validity of the assessment, and does not believe that a loss is probable. At December 31, 2012, the amount of the assessment, including tax, penalties, monetary correction and interest, is 30 Brazilian reais, or approximately $14.
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
The following table summarizes all probable environmental remediation, indemnification and restoration liabilities, including related legal expenses, at December 31, 2012 and 2011:

	Number of Sites		Liability		Range of Reasonably Possible Costs
Site Description	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	Low	High
Geismar, LA	1	1	$17	$17	$10	$24
Superfund and offsite landfills – allocated share:
Less than 1%	22	31	1	1	1	2
Equal to or greater than 1%	12	12	6	7	5	13
Currently-owned	13	12	7	5	5	13
Formerly-owned:
Remediation	11	10	2	1	2	15
Monitoring only	4	5	1	1	—	1
Total	63	71	$34	$32	$23	$68
These amounts include estimates for unasserted claims that the Company believes are probable of loss and reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of a range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. At December 31, 2012 and 2011, $9 and $6, respectively, has been included in “Other current liabilities” in the Consolidated Balance Sheets with the remaining amount included in “Other long-term liabilities.”
Following is a discussion of the Company’s environmental liabilities and the related assumptions at December 31, 2012:
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
Due to the long-term nature of the project, the reliability of timing and the ability to estimate remediation payments, a portion of this liability was recorded at its net present value, assuming a 3% discount rate and a time period of 25 years. The range of possible outcomes is discounted in a similar manner. The undiscounted liability, which is expected to be paid over the next 25 years, is approximately $24. Over the next five years, the Company expects to make ratable payments totaling $6.
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
Formerly-Owned Sites—The Company is conducting, or has been identified as a PRP in connection with, environmental remediation at a number of locations that it formerly owned and/or operated. Remediation costs at these former sites, such as those associated with our former phosphate mining and processing operations, could be material. The final costs to the Company will depend on the method of remediation chosen and the level of participation of third parties.
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
Non-Environmental Legal Matters
The Company is involved in various legal proceedings in the ordinary course of business and had reserves of $22 and $7 at December 31, 2012 and 2011, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable. At December 31, 2012 and 2011, $8 and $3, respectively, has been included in “Other current liabilities” in the Consolidated Balance Sheets with the remaining amount included in “Other long-term liabilities.”
Following is a discussion of significant non-environmental legal proceedings:
Brazil Tax Claim— On October 15, 2012, the Appellate Court for the State of Sao Paulo rendered a unanimous decision in favor of the Company on this claim, which has been pending since 1992. In 1992, the State of Sao Paulo Administrative Tax Bureau issued an assessment against the Company’s Brazilian subsidiary claiming that excise taxes were owed on certain intercompany loans made for centralized cash management purposes. These loans and other internal flows of funds were characterized by the Tax Bureau as intercompany sales. Since that time, management and the Tax Bureau have held discussions and the Company filed an administrative appeal seeking cancellation of the assessment. The Administrative Court upheld the assessment in December 2001. In 2002, the Company filed a second appeal with the highest-level Administrative Court, again seeking cancellation of the assessment. In February 2007, the highest-level Administrative Court upheld the assessment. The Company requested a review of this decision. On April 23, 2008, the Brazilian Administrative Tax Tribunal issued its final decision upholding the assessment against the Company. The Company filed an Annulment action in the Brazilian Judicial Courts in May 2008 along with a request for an injunction to suspend the tax collection. The injunction was granted upon the Company pledging certain properties and assets in Brazil during the pendency of the Annulment action in lieu of depositing an amount equivalent to the assessment with the Court. In September 2010, in the Company’s favor, the Court adopted its appointed expert’s report finding that the transactions in question were intercompany loans and other legal transactions. The State Tax Bureau appealed this decision in December 2010, and the Appellate Court ruled in the Company’s favor on October 15, 2012, as described above. On January 7, 2013, the State Tax Bureau appealed the decision to the Superior Court of Justice. The Company has replied to the appeal, and continues to believe that a loss contingency is not probable. At December 31, 2012, the amount of the assessment, including tax, penalties, monetary correction and interest, is 70 Brazilian reais, or approximately $34.
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
Other Commitments and Contingencies
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

Year	Minimum Annual Purchase Commitments
2013	$278
2014	92
2015	64
2016	49
2017	48
2018 and beyond	235
Total minimum payments	766
Less: Amount representing interest	(43)
Present value of minimum payments	$723
Customer Contract Termination
In 2011, the Company agreed to terminate an operator contract (the “Contract”) with a customer in response to the customer’s desire to restructure certain of its manufacturing capacity. The customer agreed to pay the Company a one-time compensation payment of €16, or approximately $23, which the Company has since collected. The compensation payment represents a contract termination penalty and payment for all unpaid minimum obligations incurred by the customer to date under the Contract. The Company recorded a net gain of $21 for the year ended December 31, 2011 related to the termination of the Contract, which represents the full compensation payment, net of the Company’s estimated cost to disable the related manufacturing assets. The amount is recorded in “Other operating expense (income), net” in the Consolidated Statements of Operations.

12. Pension and Postretirement Expense
The Company sponsors defined benefit pension plans covering most U.S. associates and certain non-U.S. associates primarily in Canada, Netherlands, Germany, France and Belgium. Benefits under these plans are generally based on eligible compensation and / or years of credited service. Retirement benefits in other foreign locations are primarily structured as defined contribution plans. During 2009 the Company implemented a change in its U.S. retirement benefits to shift to a defined contribution platform and completed this transition as of January 1, 2011. Benefits under the defined benefit U.S. pension plan were frozen and the Company added an annual Company contribution to the U.S. defined contribution plan for eligible participants.
The Company also provides non-pension postretirement benefit plans to certain U.S. associates, to Canadian associates and to certain associates in the Netherlands. The U.S. benefit primarily consists of a life insurance benefit for a grandfathered group of retirees, for which the premiums are paid by the Company. In addition, some US retirees are eligible to participate in the medical plans offered to active associates; however, the retirees’ cost for this coverage depends on the maximum plan benefit and the retiree premium, which is equal to 175% of the active associate premium. The Canadian plans provide retirees and their dependents with medical and life insurance benefits, which are supplemental benefits to the respective provincial healthcare plan in Canada. The Netherlands' plan provides a lump sum payment at retirement for grandfathered associates.
The following table presents the change in benefit obligation, change in plan assets and components of funded status for the Company’s defined benefit pension and non-pension postretirement benefit plans for the years ended December 31:

	Pension Benefits				Non-Pension Postretirement Benefits
	2012		2011		2012		2011
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in Benefit Obligation
Benefit obligation at beginning of year	$286	$318	$278	$308	$14	$6	$13	$6
Service cost	3	8	2	8	—	1	—	—
Interest cost	12	17	14	17	1	—	1	—
Actuarial losses	25	143	14	3	—	2	1	—
Foreign currency exchange rate changes	—	6	—	(11)	—	—	—	—
Benefits paid	(19)	(9)	(22)	(8)	—	—	(1)	—
Plan amendments	2	—	—	—	—	—	—	—
Employee contributions	—	1	—	1	—	—	—	—
Benefit obligation at end of year	309	484	286	318	15	9	14	6
Change in Plan Assets
Fair value of plan assets at beginning of year	200	231	207	201	—	—	—	—
Actual return on plan assets	25	36	—	25	—	—	—	—
Foreign currency exchange rate changes	—	5	—	(9)	—	—	—	—
Employer contributions	19	14	15	21	—	1	1	—
Benefits paid	(19)	(9)	(22)	(8)	—	—	(1)	—
Employee contributions	—	1	—	1	—	—	—	—
Fair value of plan assets at end of year	225	278	200	231	—	1	—	—
Funded status of the plan at end of year	$(84)	$(206)	$(86)	$(87)	$(15)	$(8)	$(14)	$(6)

	Pension Benefits				Non-Pension Postretirement Benefits
	2012		2011		2012		2011
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Amounts recognized in the Consolidated Balance Sheets at December 31 consist of:
Noncurrent assets	$—	$—	$—	$35	$—	$—	$—	$—
Other current liabilities	—	(3)	—	(4)	(1)	—	(1)	—
Long-term pension and post employment benefit obligations	(84)	(203)	(86)	(118)	(14)	(8)	(13)	(6)
Accumulated other comprehensive loss (income)	164	103	157	8	(9)	1	(13)	(1)
Net amounts recognized	$80	$(103)	$71	$(79)	$(24)	$(7)	$(27)	$(7)
Amounts recognized in Accumulated other comprehensive income at December 31 consist of:
Net actuarial loss (gain)	$167	$119	$157	$1	$(4)	$1	$(4)	$(1)
Net prior service cost (benefit)	2	4	—	5	(2)	—	(9)	—
Deferred income taxes	(5)	(20)	—	2	(3)	—	—	—
Net amounts recognized	$164	$103	$157	$8	$(9)	$1	$(13)	$(1)
Accumulated benefit obligation	$309	$459	$286	$300
Accumulated benefit obligation for funded plans	307	304	284	190
Pension plans with underfunded or non-funded accumulated benefit obligations at December 31:
Aggregate projected benefit obligation	$309	$485	$284	$128
Aggregate accumulated benefit obligation	309	459	284	122
Aggregate fair value of plan assets	225	278	200	8
Pension plans with projected benefit obligations in excess of plan assets at December 31:
Aggregate projected benefit obligation	$309	$485	$286	$135
Aggregate fair value of plan assets	225	278	200	14
For U.S. pension plans, the net accumulated unrecognized losses increased by approximately $7 due to additional unrecognized actuarial losses of $12, net of tax, as a result of the decrease in the discount rate at December 31, 2012 and $2 relating to a U.S. plan amendment to establish a minimum interest crediting rate of 300 basis points for the cash balance benefits under the Plan. These increases were partially offset by favorable asset experience and amortization of actuarial losses of $7. The net accumulated unrecognized actuarial losses relating to the Non-U.S. pension plans were increased by $95, net of tax, due to additional unrecognized actuarial losses of $96 as a result of the decrease in the discount rate at December 31, 2012 and unfavorable asset experience, but was partially offset by the amortization of prior service cost of $1.
The foreign currency impact reflected in these rollforward tables are primarily for changes in the euro versus the U.S. dollar.
The Pension Protection Act of 2006 (the “2006 PPA”) provides for minimum funding levels on U.S. plans, and plans not meeting the minimum funding requirement may be subject to certain restrictions. During 2012, 2011 and 2010, the Company’s U.S. qualified pension plan was under the minimum funding level as measured under the 2006 PPA, resulting in restrictions on lump sum payments to 50%.
Following are the components of net pension and postretirement expense recognized for the years ended December 31:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2012	2011	2010	2012	2011	2010
Service cost	$3	$2	$3	$8	$8	$8
Interest cost on projected benefit obligation	12	14	15	17	17	15
Expected return on assets	(16)	(17)	(16)	(13)	(12)	(11)
Amortization of prior service cost	—	—	—	1	1	—
Recognized actuarial loss	8	7	8	—	—	1
Net expense	$7	$6	$10	$13	$14	$13

	Non-Pension Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
	2012	2011	2010	2012	2011	2010
Service cost	$—	$—	$—	$1	$—	$—
Interest cost on projected benefit obligation	1	1	1	—	—	—
Amortization of prior service benefit	(8)	(10)	(11)	—	—	—
Recognized actuarial gain	—	(1)	—	(1)	—	—
Net benefit	$(7)	$(10)	$(10)	$—	$—	$—

The following amounts were recognized in “Other comprehensive loss” during the year ended December 31, 2012:

	Pension Benefits		Non-Pension Postretirement Benefits		Total
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Net actuarial losses arising during the year	$17	$118	$—	$1	$17	$119
Prior service cost from plan amendments	2	—	—	—	2	—
Amortization of prior service (cost) benefit	—	(1)	7	—	7	(1)
Amortization of net (losses) gains	(7)	—	—	1	(7)	1
Loss recognized in other comprehensive loss	12	117	7	2	19	119
Deferred income taxes	(5)	(22)	(3)	—	(8)	(22)
Loss recognized in other comprehensive loss, net of tax	$7	$95	$4	$2	$11	$97
The amounts in “Accumulated other comprehensive (loss) income” that are expected to be recognized as components of net periodic benefit cost (benefit) during the next fiscal year are as follows:

	Pension Benefits		Non-Pension Postretirement Benefits		Total
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Prior service cost (benefit)	$—	$2	$(1)	$—	$(1)	$2
Net actuarial loss (gain)	10	10	(1)	—	9	10
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

The weighted average rates used to determine the benefit obligations were as follows at December 31:

	Pension Benefits				Non-Pension Postretirement Benefits
	2012		2011		2012		2011
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	3.5%	3.5%	4.4%	5.6%	3.3%	4.3%	4.2%	5.4%
Rate of increase in future compensation levels	—	3.0%	—	3.3%	—	—	—	—
The weighted average assumed health care cost trend rates are as follows at December 31:
Health care cost trend rate assumed for next year	—	—	—	—	7.5%	6.7%	7.7%	7.1%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	—	—	—	—	4.5%	4.5%	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	—	—	—	—	2030	2030	2029	2030
The weighted average rates used to determine net periodic pension expense (benefit) were as follows for the years ended December 31:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2012	2011	2010	2012	2011	2010
Discount rate	4.4%	5.1%	5.7%	5.6%	5.5%	5.5%
Rate of increase in future compensation levels	—	—	4.0%	3.3%	3.3%	3.3%
Expected long-term rate of return on plan assets	8.0%	8.0%	8.0%	5.8%	5.8%	5.8%

	Non-Pension Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
	2012	2011	2010	2012	2011	2010
Discount rate	4.2%	4.9%	5.4%	5.4%	5.6%	6.3%
A one-percentage-point change in the assumed health care cost trend rates would change the projected benefit obligation for international non-pension postretirement benefits by $1 and service cost and interest cost by a negligible amount. The impact on U.S. plans is negligible.
Pension Investment Policies and Strategies
The Company’s investment strategy for the assets of its North American defined benefit pension plans is to maximize the long-term return on plan assets using a mix of equities and fixed income investments with a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and expected timing of future cash flow requirements. The investment portfolio contains a diversified blend of equity and fixed-income investments. For U.S. plans, equity investments are also diversified across U.S. and international stocks, as well as growth, value and small and large capitalization investments, while the Company’s Canadian plan includes a blend of Canadian securities with U.S. and other foreign investments. Investment risk and performance is measured and monitored on an ongoing basis through periodic investment portfolio reviews, annual liability measurements and periodic asset and liability studies.
The Company periodically reviews its target allocation of North American plan assets among the various asset classes. The targeted allocations are based on anticipated asset performance, discussions with investment professionals and on the projected timing of future benefit payments. In 2012 the U.S. Asset Investment Policy was updated to reflect an update in the Company's investment strategy to invest in long-term debt securities that more closely match the projected future cash flows of the Plan.
The Company observes local regulations and customs governing its European pension plans in determining asset allocations, which generally require a blended weight leaning toward more fixed income securities, including government bonds.

	Actual		Target 2013
	2012	2011
Weighted average allocations of U.S. pension plan assets at December 31:
Equity securities	39%	54%	40%
Debt securities	60%	45%	50%
Cash, short-term investments and other	1%	1%	10%
Total	100%	100%	100%
Weighted average allocations of non-U.S. pension plan assets at December 31:
Equity securities	19%	9%	21%
Debt securities	81%	91%	79%
Total	100%	100%	100%
Fair Value of Plan Assets
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

The following table presents U.S. pension plan investments measured at fair value on a recurring basis as of December 31, 2012 and 2011:

	Fair Value Measurements Using
	2012				2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total
Large cap equity funds(a)	$—	$56	$—	$56	$—	$75	$—	$75
Small/mid cap equity funds(a)	—	17	—	17	—	17	—	17
Other international equity(a)	—	39	—	39	—	17	—	17
Debt securities/fixed income(b)	—	111	—	111	—	89	—	89
Cash, money market and other(c)	—	2	—	2	—	2	—	2
Total	$—	$225	$—	$225	$—	$200	$—	$200

The following table presents non-U.S. pension plan investments measured at fair value on a recurring basis as of December 31, 2012 and 2011:

	Fair Value Measurements Using
	2012				2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total
U.S. equity(a)	$—	$—	$—	$—	$—	$15	$—	$15
Other international equity(a)	—	51	—	51	—	4	—	4
Debt securities/fixed income(a)	—	211	—	211	—	136	—	136
Liability driven investments(b)(d)	—	—	—	—	—	62	—	62
Balanced pooled funds(a)(e)	—	11	—	11	—	8	—	8
Pooled insurance products with fixed income guarantee(a)	—	5	—	5	—	6	—	6
Total	$—	$278	$—	$278	$—	$231	$—	$231
(a)    Level 2 equity securities are primarily in pooled asset and mutual funds and are valued based on underlying net asset value multiplied by the number of shares held.

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

(e)	The fund provides a mix of approximately 60% equity and 40% fixed income securities that achieves the target asset mix for the plan.
Projections of Plan Contributions and Benefit Payments
The Company expects to make contributions totaling $22 to its defined benefit pension plans in 2013.
Estimated future plan benefit payments as of December 31, 2012 are as follows:

	Pension Benefits		Non-Pension Postretirement Benefits
Year	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
2013	$21	$9	$1	$—
2014	21	10	1	—
2015	20	11	1	—
2016	19	12	1	—
2017	29	12	1	—
2018-2022	84	83	5	2
The Company has a U.S. defined benefit pension plan that was converted to a cash balance plan prior to 2006. Under the 2006 Pension Protection Act, cash balance plans are generally not considered to be discriminatory if certain requirements are met; however, plans converted prior to the effective date of the 2006 Pension Protection Act, such as the Company’s, are not grandfathered under the Act. During 2010, the Company received a letter of determination that the plan as converted is a qualified plan.
Defined Contribution Plans
The Company sponsors a number of defined contribution plans for its associates, primarily in the U.S., Canada, Europe and in the Asia-Pacific region. Full-time associates are generally eligible to participate immediately and may make pre-tax and after-tax contributions subject to plan and statutory limitations. For certain plans, the Company has the option to make contributions above the match provided in the plan based on financial performance.
As previously discussed, U.S retirement income benefits are provided under the Company's defined contribution plan (the “401(k) Plan”). This plan allows eligible associates to make pre-tax contributions from 1% to 15% of eligible earnings for highly compensated associates and 25% for all other associates up to the federal limits for qualified plans. Those associates are also eligible to receive matching contributions from the Company at 100% on contributions of up to 5% of eligible earnings. In addition, the Company makes an annual retirement contribution ranging from 2% to 7% of eligible compensation depending on years of benefit service and collective bargaining agreements, to eligible associates actively employed on the last day of the year. An additional contribution may be made if the Company achieves specified annual financial goals established at the beginning of each plan year.

The Company incurred expense for contributions under its defined contribution plans of $16, $14 and $14 during the years ended December 31, 2012, 2011 and 2010, respectively.
Non-Qualified and Other Retirement Benefit Plans
The Company provides key executives in some locations with non-qualified benefit plans that provide participants with an opportunity to elect to defer compensation or to otherwise provide supplemental retirement benefits in cases where executives cannot fully participate in the defined benefit or defined contribution plans because of plan or local statutory limitations. Most of the Company's supplemental benefit plans are unfunded and benefits are paid from the general assets of the Company. The liabilities related to defined benefit supplemental benefits are included in the previously discussed defined benefit pension disclosures.
The Company froze benefits under its U.S. non-qualified executive supplemental plans in 2009. Prior to the plan freeze, participant deferrals were matched by the Company based on years of service. In December of 2011, the Company adopted a non-qualified defined contribution plan (the “SERP”) that provides an annual employer credits to eligible U.S. associates of 5% of eligible compensation above the IRS limit for qualified plans. The Company can also make discretionary credits under the SERP; however, no participant contributions are permitted. The account credits are made annually to an unfunded phantom account, in the same timeframe as the ARC contribution is made to the qualified defined contribution plan.
The Company’s liability these non-qualified benefit plans was $7 and $8 at December 31, 2012 and 2011, respectively, and is included in “Other long-term liabilities” in the Consolidated Balance Sheets.
The Company’s German subsidiaries offer a government subsidized early retirement program to eligible associates called Altersteilzeit or ATZ Plans. The German government provides a subsidy in certain cases where the participant is replaced with a qualifying candidate. The Company had liabilities for these arrangements of $7 and $8 at December 31, 2012 and 2011, respectively. The Company incurred expense for these plans of $1, $3 and $4 during the years ended December 31, 2012, 2011 and 2010, respectively.
Also included in the Consolidated Balance Sheets at December 31, 2012 and 2011 are other post-employment benefit obligations relating to long-term disability and for liabilities relating to European jubilee benefit plans of $7 and $8, respectively.
13. Deficit
The Company has 82,556,847 shares of $0.01 par value common stock outstanding at December 31, 2012.
As of December 31, 2012, the Company has recognized a non-cash capital contribution of $218 related to the $225 advance from Apollo that was made in 2008 to fund the settlement payment related to the terminated merger with Huntsman. Under the provisions of the settlement agreement and release with Apollo, the Company was only contractually obligated to reimburse Apollo for any insurance recoveries on the $225 settlement payment, net of expense incurred in obtaining such recoveries. In April 2012, the Company agreed to a settlement with its insurers to recover $10 in proceeds associated with the $225 settlement payment made to Huntsman in 2008. The Company recorded the settlement net of approximately $2 of fees related to the settlement. Additionally, the Company received approximately $1 for reimbursement of expenses incurred in obtaining the recoveries. The remaining $7 of the insurance settlement was remitted to Apollo. Following receipt of the settlement payment, Apollo acknowledged the satisfaction of the Company’s obligations to Apollo, and the remaining $218 of the advance, which was previously classified as a long-term liability, was reclassified to equity as a capital contribution from Apollo.
In conjunction with the Preferred Equity Issuance, Momentive Holdings contributed $189 of the proceeds from the Preferred Equity Issuance to MSC Holdings and MSC Holdings contributed the amount to the Company. The remaining $16 was being held in a reserve account at December 31, 2011 by Momentive Holdings to redeem any additional preferred units from Apollo equal to the aggregate number of preferred units and warrants subscribed for by all other members of Momentive Holdings. As of December 31, 2011, the Company had recognized a capital contribution of $204, representing the total proceeds from the Preferred Equity Issuance, less related fees and expenses, of which $16 was recorded as a receivable within “Other current assets” in the Consolidated Balance Sheets as of December 31, 2011, as Momentive Holdings was obligated to contribute the remaining $16 to the Company. In January 2012, the remaining $16 of proceeds held in the reserve account were contributed to the Company.
For the year ended December 31, 2010, the Company’s owner received insurance recoveries of $163, related to a $200 settlement payment paid by the Company’s owner in conjunction with the settlement agreement with Huntsman, which had been treated as an expense of the Company in 2008. These recoveries were recorded as income by the Company for the year ended December 31, 2010, with the corresponding debit to “Paid-in capital.” As of December 31, 2010, the Company’s owner had recovered the $200 settlement payment in full.

14. Stock Option Plans and Stock Based Compensation
The following is a summary of existing stock based compensation plans and outstanding shares as of December 31, 2012:

Plan Name	Shares Outstanding	Plan Expiration	Vesting Terms/Status	Option Term	Number of Shares Authorized
Resolution Performance 2000 Stock Option Plan		November 2010		8 yrs 30 days(1)	n/a plan expired
Tranche A options	21,844		Fully vested
Tranche B performance options	43,731		Fully vested
Resolution Performance 2000 Non-Employee Directors Option Plan	302,433	November 2010	Fully vested	8 yrs 30 days(2)	n/a plan expired
Resolution Specialty Materials 2004 Stock Option Plan		October 2014		8 yrs 30 days(3)	1,027,197
Tranche A options	23,775		Fully vested
Tranche B performance options	47,552		Fully vested
Director options	142,664		Fully vested
BHI Acquisition Corp. 2004 Stock Incentive Plan		August 2014		10 years(4)	3,670,635
Tranche A options	891,279		Fully vested
Tranche B performance options	891,279		Fully vested
Director options	84,423		Director grants vest upon IPO / change in control
Director options	28,141		Fully vested
Hexion LLC 2007 Long-Term Incentive Plan		April 2017			1,700,000
Options to purchase units	385,500		Vest upon attainment of performance targets upon change in control	8 years(5)
Restricted stock units	94,000		Fully vested	n/a
Momentive Performance Materials Holdings LLC 2011 Equity Incentive Plan		February 2021		10 years	20,800,000 (9)
Unit Options and Restricted Deferred Units (“RDUs”):
Tranche A Options and RDUs(6)	Options: 2,725,082 RDUs: 918,975		Time-vest ratably over 4 years; Accelerated vesting six months after certain change of control transactions as defined by the 2011 Equity Plan
Tranche B Options and RDUs(7)	Options: 1,362,533 RDUs: 454,172
Performance-based: Vest upon the earlier of i) the two year anniversary from the date of the achievement of the targeted common unit value following certain corporate transactions or ii) the six month anniversary from the date the targeted common unit value is achieved following certain change of control transactions

Tranche C Options and RDUs(8)	Options: 1,362,533 RDUs: 454,172
Performance-based: Vest upon the earlier of i) the one year anniversary from the date of the achievement of the targeted common unit value following certain corporate transactions or ii) the six month anniversary from the date the targeted common unit value is achieved following certain change of control transactions

(1) 63,679 Options granted between November 2000 and January 2005 were modified during the 4th quarter of 2012 to extend the expiration date to December 31, 2017
(2) 302,433 Options granted between November 2000 and November 2004 were modified during the 4th quarter of 2012 to extend the expiration date to December 31, 2017
(3) 213,991 Options granted between October 2004 and December 2004 were modified during the 4th quarter of 2012 to extend the expiration date to December 31, 2017
(4) 1,895,122 Options granted between August 2004 and October 2005 were modified during the 4th quarter of 2012 to extend the expiration date to December 31, 2017
(5) 381,500 Options granted in April 2007 were modified during the 4th quarter of 2012 to extend the expiration date to December 31, 2017
(6) 527,028 Tranche A Options and 181,830 Tranche A RDUs related to employees of MPM were also outstanding as of December 31, 2012
(7) 261,737 Tranche B Options and 87,247 Tranche B RDUs related to employees of MPM were also outstanding as of December 31, 2012
(8) 261,737 Tranche C Options and 87,247 Tranche C RDUs related to employees of MPM were also outstanding as of December 31, 2012
(9) The number of shares authorized under this plan was increased from 13,900,000 to 20,800,000 in March 2013

Summary of Plans
Legacy Plans
Prior to the Momentive Combination, the Company’s parent maintained six stock-based compensation plans: the Resolution Performance 2000 Stock Option Plan (the “Resolution Performance Plan”), the Resolution Performance 2000 Non-Employee Directors Option Plan (the “Resolution Performance Director Plan”), the Resolution Performance Restricted Unit Plan (the “Resolution Performance Unit Plan”), the Resolution Specialty 2004 Stock Option Plan (the “Resolution Specialty Plan”), the BHI Acquisition 2004 Stock Incentive Plan (the “Borden Chemical Plan”) and the 2007 Hexion LLC 2007 Long-Term Incentive Plan. In addition to these plans, the Company’s parent maintains a stock-based deferred compensation plan, which is discussed below. The options granted under each of the option plans were to purchase common units in MSC Holdings. Effective October 1, 2010, in conjunction with the Momentive Combination, stock options to purchase common units in MSC Holdings that were granted to our Directors and those granted under the Resolution Performance 2000 Stock Option Plan, the Resolution Performance 2000 Non-Employee Directors Option Plan, the Resolution Specialty 2004 Stock Option Plan, the BHI Acquisition 2004 Stock Incentive Plan and the Hexion 2007 Long-Term Incentive plan to purchase common units in MSC Holdings were converted on a one-for-one basis to an equivalent number of options to purchase common units in Momentive Holdings. Similarly, the restricted MSC Holdings LLC unit awards granted under the Hexion 2007 Long-Term Incentive Plan, the BHI Acquisition 2004 Deferred Compensation Plan and the Resolution Performance Restricted Unit Plan were converted on a one-for-one basis to common units in Momentive Holdings.
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
Unit Options
In 2011, the Company granted Tranche A Options with an aggregate grant date fair value of approximately $6. The fair value of each option was estimated at the grant date using a Black-Scholes option pricing model. The assumptions used to estimate the fair value were a 2.17% risk-free interest rate, a 6.25 year expected life, a 37.5% expected volatility rate and a 0% dividend rate.
In 2011, the Company granted Tranche B and Tranche C Options with performance and market conditions, each with an aggregate grant date fair value of approximately $3. The fair value was estimated at the grant date using a Monte Carlo valuation method, which is a commonly accepted valuation model for awards with market and performance conditions. The Monte Carlo valuation method requires the use of a range of assumptions. The range of risk-free interest rates was 0.16% to 3.44%, expected volatility rates ranged from 34.6% to 41.7% and the dividend rate was 0%. The expected life assumption is not used in the Monte Carlo valuation method, but the output of the model indicated a weighted-average expected life of 9.2 years. As of December 31, 2012 it is not probable the related options will vest. Compensation cost will be recognized over the service period once the satisfaction of the performance condition is probable.
Restricted Deferred Units
In 2011, the Company granted Tranche A RDUs with an aggregate grant date fair value of approximately $4.
In 2011, the Company granted Tranche B and Tranche C RDUs with performance and market conditions, each with an aggregate grant date fair value of approximately $2. The fair value was estimated at the grant date using the same Monte Carlo valuation method and assumptions used for the Tranche B and Tranche C Options. The RDUs have an indefinite life, thus the term used in the valuation model was 30 years, which resulted in a weighted-average expected life of 21.4 years. As of December 31, 2012 it is not probable the related RDUs will vest. Compensation cost will be recognized over the service period once the satisfaction of the performance condition is probable.
Although the 2011 Equity Plan was issued by Momentive Holdings, the underlying compensation cost represents compensation costs paid for by Momentive Holdings on MSC’s behalf, as a result of the employees’ service to MSC. All compensation cost is recorded over the requisite service period on a graded-vesting basis.
Financial Statement Impact
Share-based compensation expense is recognized, net of estimated forfeitures, over the requisite service period on a graded-vesting basis. The Company adjusts compensation expense periodically for forfeitures.
The Company recognized share-based compensation expense of $4, $7 and $2 for the years ended December 31, 2012, 2011 and 2010, respectively. The impact of the option modification to extend the expiration of certain options to December 31, 2017 was less than $1. The amounts are included in “Selling, general and administrative expense” in the Consolidated Statements of Operations. The Company expects additional compensation expense of $15, which will be recognized over the vesting period of the underlying share-based awards. $2 is expected to be recognized ratably over a weighted-average period of 2.0 years, while the remaining $13 will be recognized upon an initial public offering or other future contingent event.

Options Activity
Following is a summary of the Company’s stock option plan activity for the year ended December 31, 2012:

	Momentive Holdings Common Units	Weighted Average Exercise Price
Options outstanding at December 31, 2011	8,704,289	$5.61
Options granted	—	$—
Options exercised	—	$—
Options forfeited	(391,520)	$5.40
Options outstanding at December 31, 2012	8,312,769	$5.62

Exercisable at December 31, 2012	3,722,963	$5.89
Expected to vest at December 31, 2012	1,342,986	$5.03
At December 31, 2012, exercise prices for options outstanding ranged from $3.51 to $29.42 with a weighted average remaining contractual life of 7.0 years. The weighted average remaining contractual life for options exercisable and options expected to vest was 6.1 and 7.9 years, respectively. At December 31, 2012, the aggregate intrinsic value of both options exercisable and options expected to vest was $0.
The total amount of cash received and total intrinsic value (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) of options exercised during the years ended December 31, 2012, 2011 and 2010 was $0, less than $1 and less than $1, respectively.
Restricted Unit Activity
Following is a summary of the Company’s restricted unit plan activity for the year ended December 31, 2012:

	Momentive Holdings Common Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	1,661,724	$4.69
Restricted units granted	—	$—
Restricted units vested	(227,092)	$4.85
Restricted units forfeited	(65,065)	$4.69
Nonvested at December 31, 2012	1,369,567	$4.66
The weighted average remaining contractual life for restricted units granted and outstanding was 2.0 years.
Stock-Based Deferred Compensation Plan
In 2004, in connection with the acquisition of Borden Chemical by Apollo, certain key employees of the Company deferred the receipt of compensation and were credited with a number of deferred stock units that were equal in value to the amount of compensation deferred. In total, the Company granted 1,007,944 deferred common stock units under the Hexion LLC 2004 Deferred Compensation Plan (the “2004 DC Plan”), which is an unfunded plan. Each unit gives the grantee the right to one common stock unit of Momentive Holdings. Under the 2004 DC Plan, the deferred common stock units are not distributed to participants until their employment with the Company ends. At December 31, 2012, there were 713,023 undistributed units under the 2004 DC Plan. Under certain circumstances this award could be distributed in the form of a cash payment.
Recent Developments
On March 8, 2013, the Compensation Committee of the Board of Managers of Momentive Holdings approved grants under the 2011 Equity Plan of restricted deferred units and unit options to certain of our key managers, including our named executive officers.

15. Income Taxes
During 2012, the Company recognized a tax benefit of $365, primarily as a result of the release of a significant portion of the valuation allowance in the U.S. The Company continues to maintain a valuation allowance on certain state deferred tax assets, primarily a portion of its state net operating loss carryforwards of $57. In the opinion of management, it is more likely than not that these deferred tax assets will not be realized.
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
Income tax (benefit) expense detail for continuing operations for the years ended December 31, is as follows:

	2012	2011	2010
Current
Federal	$—	$—	$—
State and local	(2)	—	2
Foreign	12	30	45
Total current	10	30	47
Deferred
Federal	(365)	(2)	1
State and local	(8)	—	—
Foreign	(2)	(25)	(13)
Total deferred	(375)	(27)	(12)
Income tax (benefit) expense	$(365)	$3	$35
A reconciliation of the differences between income taxes for continuing operations that were computed at the federal statutory tax rate of 35% and provisions for income taxes for the years ended December 31 follows:

	2012	2011	2010
Income tax (benefit) expense computed at federal statutory tax rate	$(21)	$36	$85
State tax provision, net of federal benefits	—	1	—
Foreign tax rate differential	8	(4)	23
Foreign source (loss) income subject to U.S. taxation	(6)	(15)	25
Other income not deductible for tax	(14)	(6)	(69)
Decrease in the taxes due to changes in valuation allowance	(302)	(7)	(55)
Additional (benefit) tax on foreign unrepatriated earnings	(30)	(2)	1
Additional expense for uncertain tax positions	—	—	25
Changes in enacted tax rates	—	—	(1)
Adjustments of prior year estimates and other	—	—	1
Income tax (benefit) expense	$(365)	$3	$35
 The domestic and foreign components of the (loss) income from continuing operations before income taxes for the years ended December 31, is as follows:

	2012	2011	2010
Domestic	$64	$101	$297
Foreign	(124)	2	(53)
Total	$(60)	$103	$244

The tax effects of significant temporary differences and net operating loss and credit carryforwards, which comprise the deferred tax assets and liabilities at December 31, is as follows:

	2012	2011
Assets
Non-pension post-employment	$9	$8
Accrued and other expenses	72	77
Property, plant and equipment	4	3
Loss and credit carryforwards	595	522
Pension liabilities	66	35
Gross deferred tax assets	746	645
Valuation allowance	(141)	(432)
Net deferred tax asset	605	213
Liabilities
Property, plant and equipment	(163)	(168)
Unrepatriated earnings of foreign subsidiaries	(57)	(78)
Intangibles	(34)	(25)
Gross deferred tax liabilities	(254)	(271)
Net deferred tax asset (liability)	$351	$(58)
The following table summarizes the presentation of the net deferred tax asset (liability) in the Consolidated Balance Sheets at December 31:

	2012	2011
Assets
Current deferred income taxes (Other current assets)	$21	$10
Long-term deferred income taxes	348	4
Liabilities
Current deferred income taxes (Other current liabilities)	—	—
Long-term deferred income taxes	(18)	(72)
Net deferred tax asset (liability)	$351	$(58)
MSC Holdings, which is not a member of the registrant, and its eligible subsidiaries file a consolidated U.S. Federal income tax return. Since MSC Holdings is the Company's parent, the Company can utilize MSC Holdings' attributes. MSC Holdings’ attributes have been allocated to the Company to the extent that they can be utilized. Tax attributes of $10 related to net operating loss carryforwards have been included in the tables above. The remaining tax attributes of deferred interest deductions in the amount of $23 are not included in the tables above. MSC Holdings determined that certain deferred interest carryforwards had only a remote likelihood of being utilized, therefore, the deferred tax assets and the corresponding valuation allowance were written off in 2012.
As of December 31, 2012, the Company had a $141 valuation allowance for a portion of its net deferred tax assets that management believes, more likely than not, will not be realized. The Company’s deferred tax assets include federal, state and foreign net operating loss carryforwards. The federal net operating loss carryforwards available are $866, which expire starting in 2020. The Company’s deferred assets also include minimum tax credits of $2, which are available indefinitely. No valuation allowance has been provided against these two items. The Company continues to maintain a valuation allowance on certain state deferred tax assets, primarily a portion of its state net operating loss carryforwards of $57. A valuation allowance of $84 has been provided against a portion of foreign net operating loss carryforwards, primarily in Germany and the Netherlands.
During the year, the Company changed its permanent reinvestment assertions related to certain foreign subsidiaries. As a result, during the year ended December 31, 2012, the Company released deferred withholding taxes of $30 which were recorded in prior periods. As of December 31, 2012, the Company had undistributed earnings of certain foreign subsidiaries of $516, on which deferred taxes have not been provided because these earnings are permanently invested outside of the United States. It is not practical to estimate the amount of the deferred tax liability on these undistributed earnings.

The following table summarizes the changes in the valuation allowance for the years ended December 31, 2012, 2011 and 2010:

	Balance at Beginning of Period	Changes in Related Gross Deferred Tax Assets/Liabilities	Charge/Release	Balance at End of Period
Valuation allowance on Deferred tax assets:
Year ended December 31, 2010	$579	$(45)	$(55)	$479
Year ended December 31, 2011	479	(40)	(7)	432
Year ended December 31, 2012	432	11	(302)	141
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
The Company is no longer subject to U.S. federal examinations for years before December 31, 2009; however, certain state and foreign tax returns are under examination by various regulatory authorities.
The Company continuously reviews issues that are raised from ongoing examinations and open tax years to evaluate the adequacy of its liabilities. As the various taxing authorities continue with their audit/examination programs, the Company will adjust its reserves accordingly to reflect these settlements.
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2012	2011
Balance at beginning of year	$80	$85
Additions based on tax positions related to the current year	8	2
Additions for tax positions of prior years	5	1
Reductions for tax positions of prior years	(2)	(1)
Settlements	—	(2)
Foreign currency translation	1	(5)
Balance at end of year	$92	$80
During the year ended December 31, 2012, the Company increased the amount of its unrecognized tax benefits, including its accrual for interest and penalties, by $11, primarily as a result of increases in the unrecognized tax benefit for various intercompany transactions. The Company reduced its unrecognized tax benefit during the year as a result of closure of certain audit examinations. During the years ended December 31, 2012, 2011 and 2010, the Company recognized approximately $(2), $0 and $1, respectively, in interest and penalties. The Company had approximately $25 and $27 accrued for the payment of interest and penalties at December 31, 2012 and 2011, respectively.
$92 of unrecognized tax benefits, if recognized, would affect the effective tax rate. The Company anticipates recognizing a range of $0 to $32 of the total amount of unrecognized tax benefits, exclusive of interest, within the next 12 months as a result of negotiations with foreign jurisdictions and completion of audit examinations.
Recent Developments
In January 2013 the American Taxpayer Relief Act of 2012 (the “Act”) was signed into law. The Act retroactively reinstated and extended the controlled foreign corporation look-through rule, which provides for the exclusion of certain foreign earnings from U.S. federal taxation from January 1, 2012 through December 31, 2013. The Act will be accounted for in the period of enactment. As a result, the Company expects to have a tax benefit of approximately $29 in the first quarter of 2013.

16. Summarized Financial Information of Unconsolidated Affiliate
Summarized financial information of the unconsolidated affiliate HAI as of December 31, 2012 and December 31, 2011 and for the years ended December 31, 2012, 2011 and 2010 is as follows:

	December 31, 2012	December 31, 2011
Current assets	$40	$35
Non-current assets	12	13
Current liabilities	18	21
Non-current liabilities	—	—

	Year Ended December 31,
	2012	2011	2010
Net sales	$207	$206	$163
Gross profit	52	49	34
Pre-tax income	31	29	16
Net income	31	29	16
17. Segment Information
The Company’s business segments are based on the products that the Company offers and the markets that it serves. At December 31, 2012, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins. A summary of the major products of the Company’s reportable segments follows:

•
Epoxy, Phenolic and Coating Resins: epoxy specialty resins, phenolic encapsulated substrates, versatic acids and derivatives, basic epoxy resins and intermediates, phenolic specialty resins and molding compounds, polyester resins, acrylic resins and vinylic resins

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
Net Sales to Unaffiliated Customers(1):

	Year Ended December 31,
	2012	2011	2010
Epoxy, Phenolic and Coating Resins	$3,022	$3,424	$2,990
Forest Products Resins	1,734	1,783	1,607
Total	$4,756	$5,207	$4,597
Segment EBITDA:

	Year Ended December 31,
	2012	2011	2010
Epoxy, Phenolic and Coating Resins(2)	$337	$506	$491
Forest Products Resins(3)	201	180	177
Corporate and Other	(48)	(51)	(61)

Depreciation and Amortization Expense:

	Year Ended December 31,
	2012	2011	2010
Epoxy, Phenolic and Coating Resins	$109	$113	$111
Forest Products Resins	38	49	47
Corporate and Other	6	5	6
Total	$153	$167	$164
Total Assets:

	As of December 31,
	2012	2011
Epoxy, Phenolic and Coating Resins	$1,694	$1,688
Forest Products Resins	760	790
Corporate and Other	871	618
Total	$3,325	$3,096
Capital Expenditures(4):

	Year Ended December 31,
	2012	2011	2010
Epoxy, Phenolic and Coating Resins	$89	$89	$77
Forest Products Resins	41	36	34
Corporate and Other	3	14	3
Total	$133	$139	$114

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.

(2)
Included in the Epoxy, Phenolic and Coating Resins Segment EBITDA are “Earnings from unconsolidated entities, net of taxes” of $18, $16 and $8 for the years ended December 31, 2012, 2011 and 2010, respectively.

(3)
Included in the Forest Products Resins Segment EBITDA are “Earnings from unconsolidated entities, net of taxes” of $1, less than $1 and less than $1 for the years ended December 31, 2012, 2011 and 2010, respectively.

(4)	Excludes capital expenditures of discontinued operations. Includes capitalized interest costs that are incurred during the construction of property and equipment.
Reconciliation of Segment EBITDA to Net Income:

	Year Ended December 31,
	2012	2011	2010
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$337	$506	$491
Forest Products Resins	201	180	177
Corporate and Other	(48)	(51)	(61)

Reconciliation:
Items not included in Segment EBITDA:
Terminated merger and settlement income, net	—	—	171
Asset impairments and other non-cash charges	(54)	(41)	(8)
Business realignment costs	(35)	(15)	(20)
Integration costs	(12)	(19)	—
Net income (loss) from discontinued operations	—	2	(3)
Other	(14)	(12)	(28)
Total adjustments	(115)	(85)	112
Loss on extinguishment of debt	—	—	(30)
Interest expense, net	(263)	(262)	(276)
Income tax benefit (expense)	365	(3)	(35)
Depreciation and amortization	(153)	(167)	(164)
Net income	$324	$118	$214

Items Not Included in Segment EBITDA
Asset impairments and non-cash charges primarily represent asset impairments, stock-based compensation expense, accelerated depreciation recorded on closing facilities and unrealized derivative and foreign exchange gains and losses. Business realignment costs for 2012 primarily include expenses from the Company’s restructuring and cost optimization programs. Business realignment costs for 2011 primarily relate to expenses from minor restructuring programs. Business realignment costs for 2010 primarily relate to expenses from the Company’s productivity program. Integration costs relate primarily to the Momentive Combination. Net income from discontinued operations represents the results of the IAR and CCR businesses.
Not included in Segment EBITDA are certain non-cash items and other income and expenses. For 2012, these items primarily include a charge related to the resolution of a pricing dispute with an unconsolidated joint venture, losses on the disposal of assets and other transaction costs, partially offset by net realized and unrealized foreign exchange transaction gains and insurance recoveries related to the terminated Huntsman merger. For 2011, these items consist of business optimization expenses, integration costs related to the Momentive Combination, retention program costs, realized foreign exchange gains and losses and a gain recognized on the termination of an operator agreement with a customer. For 2010, these items consisted of realized foreign exchange gains and losses and retention program costs.
Geographic Information
Net Sales to Unaffiliated Customers(1):

	Year Ended December 31,
	2012	2011	2010
United States	$2,005	$2,130	$1,861
Netherlands	902	1,051	938
Germany	298	402	347
Canada	336	304	244
Other international	1,215	1,320	1,207
Total	$4,756	$5,207	$4,597

(1)	Sales are attributed to the country in which the individual business locations reside.
Long-Lived Assets as of December 31:

	As of December 31,
	2012	2011
United States	$582	$597
Netherlands	230	237
Germany	123	131
Other international	492	515
Total	$1,427	$1,480
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
The Company revised its condensed consolidating statements of cash flows for the years ended December 31, 2011 and 2010 to correct the classification of intercompany dividends received. The revisions were made to appropriately classify dividends received that represent a return on investment as an operating activity. These amounts were previously classified as cash flows from investing activities. These changes had the following impacts on the guarantor and nonguarantor condensed consolidating financial statements:

•
For year ended December 31, 2011, in the Momentive Specialty Chemicals Inc. column, the revisions resulted in an increase of $25 to “Cash flows (used in) provided by operating activities” with a corresponding offset to “Cash flows provided by (used in) investing activities.”

•
For year ended December 31, 2010, in the Momentive Specialty Chemicals Inc. column, the revisions resulted in an increase of $18 to “Cash flows (used in) provided by operating activities” with a corresponding offset to “Cash flows provided by (used in) investing activities.” For the year ended December 31, 2010, in the Combined Subsidiary Guarantors column, the revisions resulted in an increase of $1 to “Cash flows (used in) provided by operating activities,” with a corresponding offset to “Cash flows provided by (used in) investing activities.”

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
The Company will revise in future filings its Guarantor/Nonguarantor Subsidiary Financial Information footnote. The revisions will be made to correct the presentation of intercompany activity within the condensed consolidating statements of cash flows. Within the condensed consolidating statements of cash flows, dividends from subsidiaries will be reclassified from investing activities to operating activities. This change will have the following impact on the guarantor and nonguarantor condensed consolidating financial statements:

•
For the three months ended March 31, 2012, in the Momentive Specialty Chemicals Inc. column, the revisions will result in an increase of $6 to “Cash flows provided by (used in) operating activities” with a corresponding offset to “Cash flows provided by (used in) investing activities.”

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2012

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents (including restricted cash of $0 and $18, respectively)	$276	$—	$—	$143	$—	$419
Short-term investments	—	—	—	5	—	5
Accounts receivable, net	177	—	—	350	—	527
Intercompany accounts receivable	126	52	—	318	(496)	—
Intercompany loans receivable - current portion	162	—	—	624	(786)	—
Inventories:
Finished and in-process goods	109	—	—	153	—	262
Raw materials and supplies	35	—	—	70	—	105
Other current assets	38	—	—	43	—	81
Total current assets	923	52	—	1,706	(1,282)	1,399
Investment in unconsolidated entities	252	—	42	18	(270)	42
Deferred income taxes	337	—	—	11	—	348
Other assets, net	—	42	28	39	—	109
Intercompany loans receivable	773	2,273	27	3,835	(6,908)	—
Property and equipment, net	493	—	—	674	—	1,167
Goodwill	93	—	—	76	—	169
Other intangible assets, net	53	—	—	38	—	91
Total assets	$2,924	$2,367	$97	$6,397	$(8,460)	$3,325
Liabilities and (Deficit) Equity
Current liabilities
Accounts payable	$136	$—	$—	$282	$—	$418
Intercompany accounts payable	96	4	1	395	(496)	—
Debt payable within one year	13	—	—	63	—	76
Intercompany loans payable within one year	197	—	—	589	(786)	—
Interest payable	12	51	—	—	—	63
Income taxes payable	3	—	—	1	—	4
Accrued payroll and incentive compensation	14	—	—	26	—	40
Other current liabilities	64	—	—	65	—	129
Total current liabilities	535	55	1	1,421	(1,282)	730
Long-term debt	860	2,138	—	421	—	3,419
Intercompany loans payable	2,303	4	7	4,594	(6,908)	—
Accumulated losses of unconsolidated subsidiaries in excess of investment	325	—	107	—	(432)	—
Long-term pension and post employment benefit obligations	98	—	—	211	—	309
Deferred income taxes	—	1	—	17	—	18
Other long-term liabilities	120	6	—	40	—	166
Total liabilities	4,241	2,204	115	6,704	(8,622)	4,642
Total Momentive Specialty Chemicals Inc. shareholders (deficit) equity	(1,317)	163	(18)	(307)	162	(1,317)
Noncontrolling interest	—	—	—	—	—	—
Total (deficit) equity	(1,317)	163	(18)	(307)	162	(1,317)
Total liabilities and (deficit) equity	$2,924	$2,367	$97	$6,397	$(8,460)	$3,325

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2011

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents (including restricted cash of $0 and $3, respectively)	$212	$—	$—	$207	$—	$419
Short-term investments	—	—	—	7	—	7
Accounts receivable, net	206	—	—	386	—	592
Intercompany accounts receivable	102	46	—	257	(405)	—
Intercompany loans receivable - current portion	203	—	—	713	(916)	—
Inventories:
Finished and in-process goods	116	—	—	138	—	254
Raw materials and supplies	33	—	—	70	—	103
Other current assets	27	—	—	45	—	72
Total current assets	899	46	—	1,823	(1,321)	1,447
Investment in unconsolidated entities	288	—	20	13	(295)	26
Deferred income taxes	—	—	—	4	—	4
Other assets, net	11	36	20	72	—	139
Intercompany loans receivable	649	1,907	22	4,592	(7,170)	—
Property and equipment, net	504	—	—	705	—	1,209
Goodwill	93	—	—	74	—	167
Other intangible assets, net	59	—	—	45	—	104
Total assets	$2,503	$1,989	$62	$7,328	$(8,786)	$3,096
Liabilities and (Deficit) Equity
Current liabilities
Accounts payable	$125	$—	$—	$256	$—	$381
Intercompany accounts payable	78	4	1	322	(405)	—
Debt payable within one year	17	—	—	100	—	117
Intercompany loans payable within one year	238	—	—	678	(916)	—
Affiliated debt payable within one year	2	—	—	—	—	2
Interest payable	14	44	—	3	—	61
Income taxes payable	1	—	—	14	—	15
Accrued payroll and incentive compensation	26	—	—	31	—	57
Other current liabilities	69	—	—	63	—	132
Total current liabilities	570	48	1	1,467	(1,321)	765
Long-term debt	1,134	1,688	—	598	—	3,420
Intercompany loans payable	1,903	4	6	5,257	(7,170)	—
Accumulated losses of unconsolidated subsidiaries in excess of investment	192	—	—	—	(192)	—
Long-term pension and post employment benefit obligations	99	—	—	124	—	223
Deferred income taxes	30	2	—	40	—	72
Other long-term liabilities	116	6	—	34	—	156
Advance from affiliates	225	—	—	—	—	225
Total liabilities	4,269	1,748	7	7,520	(8,683)	4,861
Total Momentive Specialty Chemicals Inc. shareholders (deficit) equity	(1,766)	241	55	(193)	(103)	(1,766)
Noncontrolling interest	—	—	—	1	—	1
Total (deficit) equity	(1,766)	241	55	(192)	(103)	(1,765)
Total liabilities and (deficit) equity	$2,503	$1,989	$62	$7,328	$(8,786)	$3,096

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2012

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,120	$—	$—	$2,902	$(266)	$4,756
Cost of sales	1,800	—	—	2,626	(266)	4,160
Gross profit	320	—	—	276	—	596
Selling, general and administrative expense	61	—	—	261	—	322
Asset impairments	—	—	—	23	—	23
Business realignment costs	9	—	—	26	—	35
Other operating expense (income), net	6	2	(1)	7	—	14
Operating income (loss)	244	(2)	1	(41)	—	202
Interest expense, net	59	176	—	28	—	263
Intercompany interest expense (income)	132	(186)	(1)	55	—	—
Other non-operating (income) expense, net	(8)	(2)	—	9	—	(1)
Income (loss) from continuing operations before income tax, earnings from unconsolidated entities	61	10	2	(133)	—	(60)
Income tax (benefit) expense	(371)	—	—	6	—	(365)
Income (loss) from continuing operations before earnings from unconsolidated entities	432	10	2	(139)	—	305
(Losses) earnings from unconsolidated entities, net of taxes	(108)	—	(71)	3	195	19
Net income (loss)	$324	$10	$(69)	$(136)	$195	$324
Comprehensive income (loss) attributable to Momentive Specialty Chemicals Inc.	$230	$13	$(69)	$(229)	$285	$230

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2011

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,246	$—	$—	$3,254	$(293)	$5,207
Cost of sales	1,856	—	—	2,910	(293)	4,473
Gross profit	390	—	—	344	—	734
Selling, general and administrative expense	110	—	—	225	—	335
Asset impairments	4	—	—	28	—	32
Business realignment costs	2	—	—	13	—	15
Other operating (income) expense, net	(20)	—	(1)	5	—	(16)
Operating income	294	—	1	73	—	368
Interest expense, net	69	150	—	43	—	262
Intercompany interest expense (income)	121	(170)	(1)	50	—	—
Other non-operating expense (income), net	8	—	—	(5)	—	3
Income (loss) from continuing operations before income tax, earnings from unconsolidated entities	96	20	2	(15)	—	103
Income tax (benefit) expense	(8)	1	—	10	—	3
Income (loss) from continuing operations before earnings from unconsolidated entities	104	19	2	(25)	—	100
Earnings from unconsolidated entities, net of taxes	32	—	22	1	(39)	16
Net income (loss) from continuing operations	136	19	24	(24)	(39)	116
Net (loss) income from discontinued operations	(18)	—	—	20	—	2
Net income (loss)	$118	$19	$24	$(4)	$(39)	$118
Comprehensive income (loss) attributable to Momentive Specialty Chemicals Inc.	$47	$20	$23	$(19)	$(24)	$47

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2010

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,002	$—	$—	$2,934	$(339)	$4,597
Cost of sales	1,618	—	—	2,587	(339)	3,866
Gross profit	384	—	—	347	—	731
Selling, general and administrative expense	117	—	—	215	—	332
Terminated merger and settlement income, net	(171)	—	—	—	—	(171)
Business realignment costs	5	—	—	15	—	20
Other operating expense (income), net	6	—	—	(2)	—	4
Operating income	427	—	—	119	—	546
Interest expense, net	92	144	—	40	—	276
Loss on extinguishment of debt	7	5	—	18	—	30
Intercompany interest expense (income)	123	(169)	(1)	47	—	—
Other non-operating (income) expense, net	(18)	8	—	6	—	(4)
Income from continuing operations before income tax, earnings from unconsolidated entities	223	12	1	8	—	244
Income tax (benefit) expense	(11)	10	—	36	—	35
Income (loss) from continuing operations before earnings from unconsolidated entities	234	2	1	(28)	—	209
(Losses) earnings from unconsolidated entities, net of taxes	(13)	—	(5)	—	26	8
Net income (loss) from continuing operations	221	2	(4)	(28)	26	217
Net (loss) income from discontinued operations, net of tax	(7)	—	—	4	—	(3)
Net income (loss)	$214	$2	$(4)	$(24)	$26	$214
Comprehensive income (loss) attributable to Momentive Specialty Chemicals Inc.	$203	$24	$(4)	$(71)	$51	$203

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2012

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$88	$(59)	$16	$160	$(28)	$177
Cash flows provided by (used in) investing activities
Capital expenditures	(57)	—	—	(76)	—	(133)
Proceeds from sale of debt securities, net	—	—	—	2	—	2
Change in restricted cash	—	—	—	(15)	—	(15)
Funds remitted to unconsolidated affiliates, net	—	—	—	(3)	—	(3)
Proceeds from sale of assets	9	—	—	2	—	11
Capital contribution to subsidiary	(30)	—	(19)	—	49	—
Return of capital from subsidiary from sales of accounts receivable	87	—	—	—	(87)	—
	9	—	(19)	(90)	(38)	(138)
Cash flows (used in) provided by financing activities
Net short-term debt repayments	—	—	—	(7)	—	(7)
Borrowings of long-term debt	—	450	—	3	—	453
Repayments of long-term debt	(278)	—	—	(209)	—	(487)
Repayment of affiliated debt	(2)	—	—	—	—	(2)
Repayment of advance from affiliates	(7)	—	—	—	—	(7)
Net intercompany loan borrowings (repayments)	251	(364)	(3)	116	—	—
Capital contribution from parent	16	—	19	30	(49)	16
Long-term debt and credit facility financing fees	(2)	(12)	—	—	—	(14)
Common stock dividends paid	(11)	(15)	(13)	—	28	(11)
Return of capital to parent from sales of accounts receivable	—	—	—	(87)	87	—
	(33)	59	3	(154)	66	(59)
Effect of exchange rates on cash and cash equivalents	—	—	—	5	—	5
Increase (decrease) in cash and cash equivalents	64	—	—	(79)	—	(15)
Cash and cash equivalents (unrestricted) at beginning of year	212	—	—	204	—	416
Cash and cash equivalents (unrestricted) at end of year	$276	$—	$—	$125	$—	$401

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2011

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(41)	$8	$31	$198	$(25)	$171
Cash flows provided by (used in) investing activities
Capital expenditures	(74)	—	—	(65)	—	(139)
Capitalized interest	(1)	—	—	—	—	(1)
Purchases of debt securities, net	—	—	—	(2)	—	(2)
Change in restricted cash	—	—	—	3	—	3
Funds remitted to unconsolidated affiliates, net	—	—	—	(4)	—	(4)
Proceeds from sale of business, net of cash transferred	49	—	—	124	—	173
Proceeds from sale of assets	2	—	—	1	—	3
Capital contribution to subsidiary	(11)	—	(19)	—	30	—
Return of capital from subsidiary	47	—	—	—	(47)	—
Return of capital from subsidiary from sales of accounts receivable	69	—	—	—	(69)	—
	81	—	(19)	57	(86)	33
Cash flows provided by (used in) financing activities
Net short-term debt (repayments) borrowings	(7)	—	—	21	—	14
Borrowings of long-term debt	164	—	—	332	—	496
Repayments of long-term debt	(182)	—	—	(356)	—	(538)
Repayment of advance from affiliate	(80)	—	—	(20)	—	(100)
Net intercompany loan borrowings (repayments)	51	4	—	(55)	—	—
Capital contribution from parent	189	—	—	30	(30)	189
Long-term debt and credit facility financing fees	(2)	—	—	—	—	(2)
Common stock dividends paid	(2)	(12)	(12)	(1)	25	(2)
Return of capital to parent	—	—	—	(47)	47	—
Return of capital to parent from sales of accounts receivable	—	—	—	(69)	69	—
	131	(8)	(12)	(165)	111	57
Effect of exchange rates on cash and cash equivalents	—	—	—	(5)	—	(5)
Increase in cash and cash equivalents	171	—	—	85	—	256
Cash and cash equivalents (unrestricted) at beginning of year	41	—	—	119	—	160
Cash and cash equivalents (unrestricted) at end of year	$212	$—	$—	$204	$—	$416

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2010

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(444)	$19	$5	$490	$(19)	$51
Cash flows provided by (used in) investing activities
Capital expenditures	(52)	—	—	(67)	—	(119)
Capitalized interest	—	—	—	(1)	—	(1)
Proceeds from sale of debt securities, net	—	—	—	4	—	4
Change in restricted cash	—	—	—	2	—	2
Deconsolidation of variable interest entities	—	—	—	(4)	—	(4)
Funds remitted to unconsolidated affiliates, net	—	—	—	(1)	—	(1)
Proceeds from sale of assets	6	—	—	8	—	14
Return of capital from subsidiary from sales of accounts receivable	367	—	—	—	(367)	—
	321	—	—	(59)	(367)	(105)
Cash flows provided by (used in) financing activities
Net short-term debt borrowings (repayments)	3	—	—	(10)	—	(7)
Borrowings of long-term debt	290	1,433	—	633	—	2,356
Repayments of long-term debt	(1,108)	(406)	—	(663)	—	(2,177)
Repayments of affiliated debt	(3)	—	—	—	—	(3)
Net intercompany loan borrowings (repayments)	987	(973)	—	(14)	—	—
Long-term debt and credit facility financing fees	(9)	(63)	—	—	—	(72)
Common stock dividends paid	—	(10)	(5)	(4)	19	—
Return of capital to parent from sales of accounts receivable	—	—	—	(367)	367	—
	160	(19)	(5)	(425)	386	97
Effect of exchange rates on cash and cash equivalents	—	—	—	2	—	2
Increase in cash and cash equivalents	37	—	—	8	—	45
Cash and cash equivalents (unrestricted) at beginning of year	4	—	—	111	—	115
Cash and cash equivalents (unrestricted) at end of year	$41	$—	$—	$119	$—	$160

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of
Momentive Specialty Chemicals Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Momentive Specialty Chemicals Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information as of December 31, 2012 and 2011 and for the years then ended set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management's Annual Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2012). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Columbus, Ohio
April 1, 2013

Schedule II – Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Additions		Deductions	Balance at End of Period
		Charged to cost and expenses(1)	Charged to other accounts
Allowance for Doubtful Accounts:
Year ended December 31, 2012	$19	$2	$—	$(4)	$17
Year ended December 31, 2011	24	(2)	—	(3)	19
Year ended December 31, 2010	24	6	—	(6)	24
Reserve for Obsolete Inventory:
Year ended December 31, 2012	$7	$6	$—	$(6)	$7
Year ended December 31, 2011	9	6	—	(8)	7
Year ended December 31, 2010	10	9	—	(10)	9

(1)
Includes the impact of foreign currency translation. For the year ended December 31, 2011, amount also includes the release of a $4 allowance for doubtful accounts previously charged to cost and expenses during the year ended December 31, 2010.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A - CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, we, under the supervision and with the participation of our Disclosure Committee and our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.
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
We have assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (COSO). Based on our assessment, we have concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective based on those criteria.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our 2012 financial statements included in this Annual Report on Form 10-K, has issued a report on the results of their audit of our internal control over financial reporting as of December 31, 2012, which is included herein.
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
None.

PART III
ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors, Executive Officers, Promoters and Control Persons
Set forth below are the names, ages and current positions of our executive officers and directors as of February 28, 2013.

Name	Age	Position
Craig O. Morrison	57	Director, Chairman, President and Chief Executive Officer
William H. Carter	59	Director, Executive Vice President and Chief Financial Officer
Robert V. Seminara	41	Director
Jordan C. Zaken	38	Director
David B. Sambur	32	Director
Joseph P. Bevilaqua	57	Executive Vice President, President – Epoxy, Phenolic and Coating Resins Division
Dale N. Plante	55	Executive Vice President, President – Forest Products Division
Judith A. Sonnett	56	Executive Vice President – Human Resources
Kevin W. McGuire	53	Executive Vice President – Business Processes and IT
Nathan E. Fisher	47	Executive Vice President – Procurement
Anthony B. Greene	53	Executive Vice President – Business Development and Strategy
Douglas A. Johns	55	Executive Vice President and General Counsel
Karen E. Koster	50	Executive Vice President – Environmental, Health & Safety
George F. Knight	56	Senior Vice President – Finance and Treasurer
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
William H. Carter was elected Executive Vice President and Chief Financial Officer effective April 3, 1995 and a director November 20, 2001. He also serves as Executive Vice President and CFO and a director of Momentive Performance Materials Inc. and Momentive Performance Materials Holdings LLC, having been elected to those positions October 1, 2010. Throughout his tenure with us, Mr. Carter has been instrumental in the restructuring of our holdings, including serving as a director and interim President and Chief Executive Officer of a former subsidiary, BCP Management Inc., from January to June 2000, and a director and executive officer of WKI Holding Company, Inc. from 2001 to 2003. Additionally, he has served as a director of Elmer’s Products, Inc., Borden Foods Corporation and AEP Industries, Inc. He currently serves as a director of M/I Homes, Inc. Prior to joining our Company in 1995, Mr. Carter was a partner, and the engagement partner for Borden Chemical, with Price Waterhouse LLP, which he joined in 1975. Mr. Carter’s position as Executive Vice President and Chief Financial Officer, his extensive management experience, and his skills in financial leadership qualify him to serve on our Board of Directors.
Robert V. Seminara was elected a director of the Company on August 12, 2004. Mr. Seminara is a Partner at Apollo, where he has worked since January 2003. From June 1996 to January 2003, Mr. Seminara served as an officer in the private equity investment group at Evercore Partners LLC, where he held the title Managing Director. He is Chairman of the Audit Committee of the Board of Directors of the Company and of Momentive Performance Materials Holdings LLC’s Board of Managers. He is also a director of Apollo portfolio companies Berry Plastics Group Inc. and Skylink Aviation Inc. In light of our ownership structure and Mr. Seminara’s position with Apollo and his extensive financial and business experience, we believe it is appropriate for Mr. Seminara to serve as a director of the Company.
Jordan C. Zaken was elected a director of the Company on June 29, 2005. Mr. Zaken is a Partner at Apollo, where he has worked since 1999. Prior to that time, Mr. Zaken was employed by Goldman, Sachs & Co. in its Mergers and Acquisitions Department. He also is a director of Momentive Performance Materials Inc., Momentive Performance Materials Holdings LLC, Verso Paper Corp, Verso Paper, Inc., Verso Paper Holdings, LLC, NRI Management Group LLC, and Pinnacle Agriculture Holdings LLC, all Apollo portfolio companies. Within the past five years, Mr. Zaken was a director of Parallel Petroleum Corporation and Great Wolf Resorts, Inc. He is the Chairman of the Compensation Committee of the Board of Directors of the Company. He is also a member of the Environmental, Health and Safety Committee, the Executive Committee, Audit Committee, and Chair of the Compensation Committee of the Board of Managers of Momentive Performance Materials Holdings LLC. In light of our ownership structure and Mr. Zaken’s extensive finance and business experience, we believe it is appropriate for Mr. Zaken to serve as a director of the Company.

David B. Sambur was elected a director of the Company on October 1, 2010. He is a principal of Apollo Management, L.P., where he has worked since 2004. He was a member of the Leveraged Finance Group of Salomon Smith Barney Inc. from 2002 to 2004. Mr. Sambur also is a director of Verso Paper Corp., Verso Paper, Inc., Verso Paper Holdings LLC, Caesars Entertainment Corporation, Momentive Performance Materials Holdings LLC, and Momentive Performance Materials Inc, all Apollo portfolio companies. He serves on the Audit and Compensation Committees of the Company’s Board of Directors. He also is a member of the Audit and Compensation Committees of the Board of Managers of Momentive Performance Materials Holdings LLC.
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
Dale N. Plante was elected an Executive Vice President and appointed President of the Forest Products Division on September 1, 2008. In this role, Mr. Plante is responsible for the Company’s global forest products resins and formaldehyde businesses, as well as our Australian-based Additive Technology Group additives business. Mr. Plante has held a number of assignments with increasing responsibility in his thirty years in the forest products sector with the Company and its predecessors. Prior to becoming President of the Forest Products division, in 2005 Mr. Plante relocated from Canada to Rotterdam to become the Managing Director of Forest Products and Formaldehyde - Europe. In 2007, Mr. Plante was promoted to Vice President and Managing Director of Forest Products and Formaldehyde - Europe. Prior to 2005, Mr. Plante was located in Canada working for the Company’s Canadian subsidiary and, from 2004-2005 was North American Sales Manager - Wood Fiber.
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
Douglas A. Johns was elected Executive Vice President and General Counsel on October 1, 2010. He also serves as Executive Vice President, General Counsel and Secretary of Momentive Performance Materials Inc. and Momentive Performance Materials Holdings LLC. Mr. Johns joined Momentive Performance Materials Inc. as General Counsel and Secretary upon its formation on December 4, 2006. He was promoted to Executive Vice President on October 1, 2010. Prior to that time, Mr. Johns served as General Counsel for GE Advanced Materials, a division of the General Electric Company (“GE”) from 2004 to December 2006. Mr. Johns began his career as a trial lawyer at the U.S. Department of Justice and was in private practice before joining GE in 1991, where he served as Senior Counsel for global regulatory and environmental matters and Senior Business Counsel at GE Plastics’ European headquarters in Bergen Op Zoom, The Netherlands from 2001 to 2004.
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

ITEM 11 - EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS
In this Compensation Discussion and Analysis, we describe our process of determining the compensation and benefits provided to our “Named Executive Officers” in 2012. Our Named Executive Officers are: Craig O. Morrison, President and Chief Executive Officer (our “CEO”); William H. Carter, Executive Vice President and Chief Financial Officer; Joseph P. Bevilaqua, Executive Vice President, President, Epoxy, Phenolic and Coating Resins Division; Dale N. Plante, Executive Vice President, President, Forest Products Division; and Douglas A. Johns, Executive Vice President and General Counsel.
All of our Named Executive Officers except for Mr. Johns are employed by the Company. Mr. Johns is employed by Momentive Performance Materials Inc. (“MPM”), another subsidiary of our parent company, Momentive Holdings, and accordingly participates in the compensation and benefit programs of MPM and Momentive Holdings. Messrs. Morrison, Carter and Johns provide services to the Company and MPM on a shared basis pursuant to the Shared Services Agreement between the Company and MPM, which is further described below.
Oversight Of The Executive Compensation Program
Generally, the Compensation Committee of the Board of Directors of MSC (the “MSC Committee”) is responsible for establishing the compensation and benefits of the executive officers employed by MSC, and the Compensation Committee of MPM's Board of Directors (the “MPM Committee”) is responsible for establishing the compensation and benefits of the executive officers employed by MPM. In 2012, the MSC Committee and the MPM Committee were comprised of the same individuals, and the committees followed similar compensation philosophies and objectives. References to the “Committee” mean the MSC Committee and/or the MPM Committee, as appropriate.
The Committee sets the principles and strategies that guide the design of our executive compensation program. The Committee annually evaluates the performance and compensation levels of all executive officers (whom we refer to as our “Senior Leadership Team”). This annual compensation review process includes an evaluation of key objectives and measurable contributions to ensure that the incentives are not only aligned with the Company's strategic goals, but also enable us to attract and retain a highly qualified and effective management team. Based on this evaluation, the Committee approves each executive officer's compensation level, including base salary, annual incentive opportunities and long-term incentive opportunities.
Executive Summary

•
In recent years, the Company has focused on motivating our Senior Leadership Team to deliver improved performance and retaining key talent during difficult business cycles. To accomplish this objective, the Committee designed a long-term compensation program that provides value to our Senior Leadership Team and other key associates upon achievement of performance goals and continued service. This long-term compensation program was also designed to complement our equity award program.

•
We delayed the effective date of our annual merit base salary increases to July 2012 for all salaried associates globally, where legal and business considerations permitted, including our Named Executive Officers, because earnings missed expectations in the second half of 2011. The Committee typically reviews the base salaries of our Senior Leadership Team in the first quarter of each year. In July 2012, the Committee determined that measured increases to our Named Executive Officers' base salaries were merited in light of their achievements of specific company, divisional and individual goals.

•
We generally continued our executive compensation program in other respects. For example, we adopted an annual cash incentive plan for 2012, which was designed to reward our Senior Leadership Team for delivering increased value to the organization against annual financial goals and other critical business objectives.

•
Apollo, as the Company's controlling shareholder, and its representatives continue to be actively involved in making recommendations regarding the structure of our executive compensation program and the amounts payable to our Named Executive Officers. The Company is not currently required to hold a shareholder advisory “say-on-pay” vote.

Executive Compensation Objectives And Strategy
Our executive compensation program is designed to set compensation and benefits at a level that is reasonable, internally fair and externally competitive. Specifically, the Committee is guided by the following objectives:

•
Pay for Performance. We emphasize pay for performance based on achievement of company operational and financial objectives and the realization of personal goals. We believe that a significant portion of each executive's total compensation should be variable and contingent upon the achievement of specific and measurable financial and operational performance goals.

•
Align Incentives with Shareholders. Our executive compensation program is designed to focus our Senior Leadership Team on our key strategic, financial and operational goals that will translate into long-term value creation for our shareholders.

•
Balance Critical Short-Term Objectives and Long-Term Strategy. We believe that the compensation packages we provide to our Senior Leadership Team should include a mix of short-term cash-based incentive awards that encourage the achievement of annual goals, and long-term cash and equity elements that reward long-term value creation for the business.

•
Attract, Retain and Motivate Top Talent. We design our executive compensation program to be externally competitive in order to attract, retain and motivate the most talented executive officers who will drive company objectives.

•
Pay for Individual Achievement. We believe that each executive officer's total compensation should correlate to the scope of his or her responsibilities and relative contributions to the Company's performance.

Shared Services Agreement
In connection with the closing of the Momentive Combination in 2010, we entered into the Shared Services Agreement with MPM. Under this agreement, MPM provides to us, and we provide to MPM, a range of services on a shared basis -- including the services of certain executives and employees. For example, Messrs. Morrison and Carter are employed by us and also provide executive services to MPM, and Mr. Johns is employed by MPM and also provides services to us. (Messrs. Bevilaqua and Plante are employed by us and provide services solely to the Company.) The fully burdened costs of the executives and other employees whose services MPM provides to us and whose services we provide to MPM are allocated 51% to us and 49% to MPM. However, if 100% of any cost is demonstrably attributable to or for the benefit of either MPM or us, the entire cost is allocated to company realizing such benefit. Fully burdened costs for shared employees include salary, bonus, cash grants under annual incentive compensation plans, costs under health care, life insurance, pension, retirement, deferred compensation and severance plans and associated overhead. The costs are calculated in accordance with accounting policies and procedures approved, from time to time, by the parties.
Evaluating Company And Individual Performance
In determining 2012 compensation, the Committee considered the following accomplishments of our Named Executive Officers in 2011:

•
Mr. Morrison, our President and Chief Executive: The Committee considered Mr. Morrison's strong leadership of the business during challenging business conditions, his drive for continuous process improvement, his strong focus on environmental and safety goals, and his superior analytical and problem solving skills. In addition, the Committee recognized the need for our CEO's base salary to be competitive with the general market.

•
Mr. Carter, our Executive Vice President and Chief Financial Officer: The Committee considered his successful leadership around strong cash management, balance sheet restructuring and his ability to deliver financial results in a challenging business environment.

•
Mr. Bevilaqua, our Executive Vice President and President - Epoxy, Phenolic & Coating Resins Division: The Committee considered Mr. Bevilaqua's accomplishments in 2011, which included driving record level EBITDA results for his division, strong improvement on environmental and safety goals, progress on the execution of certain major projects in China and Korea, and his leadership in the development of division management.

•
Mr. Plante, our Executive Vice President and President - Forest Products Division: The Committee recognized his ability to deliver strong financial performance during challenging market conditions, his division's environmental and safety performance, and successful cost reduction programs.

•
Mr. Johns, our Executive Vice President and General Counsel: The Committee recognized his focus on robust compliance systems, his management of critical legal situations, his strong business and legal judgment and his support and direction on certain strategic transactions.

In 2013, the Committee will evaluate our Named Executive Officers' compensation based upon the achievement of their objectives during 2012. The 2012 objectives for each of our Named Executive Officers were as follows:

•
Mr. Morrison's objectives for 2012 included achievement of Segment EBITDA, cash flow, EH&S and Synergies targets (as described below), and specific goals focused on certain strategic assessments, productivity, growth and specific actions relating to people and organization matters. These objectives supported both critical short-term objectives and long-term value creation. They were recommended by Mr. Morrison at the beginning of 2012 and were discussed by the full Board of Directors, and the goals were subsequently approved by the Committee.

•
Mr. Carter's objectives for 2012 included achievement of Segment EBITDA, cash flow, EH&S and Synergies targets (as described below), continued improvement of finance processes, integration of cash flow forecasting processes and foreign exchange management, aligning the finance organization to support growth initiatives, as well as goals relating to certain people and organization objectives.

•
Mr. Bevilaqua's objectives for 2012 were focused upon the achievement of Segment EBITDA, cash flow and EH&S targets specific to the Epoxy, Phenolic and Coating Resins Division (as described below). In addition, Mr. Bevilaqua's goals related to productivity, strategy and growth, and specific actions relating to people and organization matters.

•
Mr. Plante's objectives for 2012 were focused upon the achievement of Segment EBITDA, cash flow and EH&S targets specific to the Forest Products Division (as described below). In addition, Mr. Plante had goals relating to the achievement of productivity targets and actions relating to people and organization objectives.

•
Mr. Johns' objectives for 2012 included achieving the Segment EBITDA, cash flow, EH&S and Synergies targets (as described below), continued implementation and monitoring of compliance systems, management of major litigation risk areas, and providing support to various business growth initiatives.

Use Of Compensation Data
In order to obtain a general understanding of current compensation practices when setting total compensation levels for our executive officers, the Committee considers broad-based competitive market data on total compensation packages provided to executive officers with similar responsibilities at comparable companies. Such companies include those within the chemical industry, as well as those with similar revenues and operational complexity outside the chemical industry. The Committee uses third-party salary surveys, including Hewitt Executive Compensation and Towers Watson Executive Compensation Surveys.
Executive Compensation Components
The principal components of our executive compensation program are as follows:

Type	Components
Annual Cash Compensation	Base Salary
Annual Incentive Awards
Discretionary Awards
Long-Term Incentives	Equity Awards
Long-Term Cash Awards
Benefits	Health, Welfare and Retirement Benefits
Other	International Assignment Compensation
Change-in-Control and Severance Benefits
The following section describes each of the components in further detail.
1. Annual Cash Compensation
Base Salaries
The annual base salaries of our Named Executive Officers are designed to be commensurate with professional status, accomplishments, scope of responsibility, overall impact on the organization, and size and complexity of the business or functional operations managed. The annual base salaries of our Named Executive Officers are also intended to be externally competitive with the market.
The Committee reviews our Named Executive Officers' base salary levels (i) annually, in conjunction with the annual performance review conducted globally for non-bargained salaried employees, and (ii) in conjunction with new hires, promotions or significant changes in job responsibilities. In approving increases to base salaries, the Committee considers various factors, such as job performance, total target compensation, impact on value creation and the externally competitive marketplace. The Committee typically conducts its annual performance reviews of base salaries in the first quarter and determines whether any increases are merited based on the prior year's performance; however, the reviews for 2011 performance for many of our salaried non-bargained associates, including our Named Executive Officers, were deferred until July 2012 as a consequence of lower-than-expected earnings for the second half of 2011.
In July 2012, each of our Named Executive Officers received a merit increase in base salary in recognition of his accomplishments in 2011 (described above under “Evaluating Company and Individual Performance”): Mr. Morrison received a 5% merit increase in base salary; Messrs. Carter and Bevilaqua each received a 4% merit increase in base salary; Mr. Plante received a 3% merit increase in base salary; and Mr. Johns received a 4.76% base salary adjustment in February 2012 as well as a 4% merit increase in July 2012. In 2013, our Named Executive Officers will be considered for a base salary increase based upon the achievement of objectives during 2012 (described above under “Evaluating Company and Individual Performance”).
Annual Incentive Awards
Our annual incentive plan is a short-term performance incentive designed to reward participants for delivering increased value to the organization against specific financial and other critical business objectives. Annual incentive awards are targeted at a level that, when combined with base salaries and other components of our total rewards program, is intended to yield total annual compensation that is competitive in the external marketplace, while performance above the target is intended to yield total annual compensation above the market median.
The performance targets for the applicable components of the annual incentive plan are identical for executives and other eligible, salaried employees. We strive to set annual incentive award targets that are achievable only through strong performance, believing that this motivates our executives and other participants to deliver ongoing value creation, while allowing the Company to attract and retain a highly talented Senior Leadership Team. Annual incentive award targets are determined in connection with the development of an overall budget for Momentive Holdings and its subsidiaries. Performance measures may be based on a number of factors, such as our prior-year performance, current market trends, anticipated synergies, integration efforts around acquired assets or businesses, potential pricing actions, raw material projections, the realization of planned productivity initiatives, expansion plans, new product development, environmental, health and safety, and other strategic factors that could potentially impact operations.

The 2012 Annual Incentive Compensation Plan
In early 2012, the MSC Committee, MPM Committee and the Compensation Committee of the Board of Managers of Momentive Holdings (the “Momentive Holdings Committee”) approved the 2012 annual incentive compensation plan for employees of the Company, MPM and their subsidiaries, which we refer to as the “2012 ICP.” Under the 2012 ICP, our Named Executive Officers and other members of our Senior Leadership Team had the opportunity to earn cash bonus compensation based upon the achievement of certain performance targets.
The performance targets under the 2012 ICP for our executive officers with non-divisional roles (including Messrs. Morrison, Carter and Johns) were based 100% upon the results of our ultimate parent, Momentive Holdings, rather than on the results of the Company or MPM alone, in recognition of the fact that most of our Named Executive Officers and Senior Leadership Team and many other Company associates now also have responsibilities for, or provide services to, both the Company and MPM under the Shared Services Agreement.
Targets for our executive officers with divisional responsibilities (including Messrs. Bevilaqua and Plante) were based primarily on their division's results. We believe that our Division Presidents' incentive compensation must have a strong tie to their division's performance where they have the greatest impact and closest line of sight and therefore, 80% of their targets were tied to their division's results.
The performance targets were established based on the following performance measures:

Performance Measure	Description	2012 Target
Segment EBITDA
Segment EBITDA (earnings before interest, taxes, depreciation and amortization, adjusted to exclude certain non-cash, certain other income and expenses and discontinued operations) was used as the primary profitability measure for determining the level of financial performance for management and executive annual incentive compensation purposes.
Segment EBITDA of Momentive Holdings in 2012 (“Momentive Segment EBITDA”) corresponds to the sum of our Segment EBITDA as defined herein, “MSC Segment EBITDA”,and “MPM Segment EBITDA”, as defined in the MPM Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 MPM Annual Report”), less certain Momentive Holdings expenses.” See Item 7 of Part II of this Annual Report on Form 10-K for a reconciliation of MSC Segment EBITDA to Net Income (loss); see Item 7 of Part II of the 2012 MPM Annual Report for a reconciliation of MPM Segment EBITDA to Net Income (loss).

The Momentive Segment EBITDA target for 2012 was set based upon factors impacting Momentive Holdings' operating subsidiaries, including, but not limited to, competitive business dynamics in the markets, raw material trends, anticipated business unit growth, anticipated cost synergies and business unit budget projections. For the 2012 ICP, the targeted Momentive Segment EBITDA was $1,002 million.

Cash Flow
Cash flow encompasses Segment EBITDA, net trading capital improvement and/or usage, capital spending and interest paid along with other smaller operating cash flow items such as income taxes paid and pension contributions. The purpose of this component is to increase focus on cost control and cost reduction actions to preserve an adequate amount of liquidity to fund operations and capital expenditures, service debt and ultimately sustain the business through difficult economic cycles.

The cash flow targets were established as a result of budget projections. For the 2012 ICP, the targeted cash flow for Momentive Holdings was a net usage of cash equal to $53 million.
Environmental Health & Safety (EH&S)
As a chemical manufacturer, our operations involve the use of hazardous materials, and are subject to extensive environmental regulation. As a result, EH&S is a core value and a critical focus for all associates.

For the 2012 ICP, we established occupational illness and injury rate (“OIIR”) goals as our EH&S target, and set goals for Momentive Holdings and the divisions. OIIR is measured based on the number of reportable injuries or incidents per 200,000 work hours. The 2012 goal for Momentive Holdings represents approximately a 10% improvement from prior year actual statistics.

Synergies
The synergies target is intended to encourage the achievement of cost savings from the Momentive Combination and under the Shared Services Agreement. Synergies are measured for Momentive Holdings only.
The 2012 synergies target of $50 million was based upon remaining integration goals set at the time of the Momentive Combination.
Each of the 2012 performance targets was measured independently such that a payout of one element was not dependent upon the achievement of the others. This was intended to keep associates focused on driving continuous improvement in EH&S, cash flow and synergies, in addition to EBITDA.

Awards under the 2012 ICP were calculated as follows: Each participant was designated a target award under the 2012 ICP based on a percentage of his or her base salary, which varies per participant based on the scope of the participant’s responsibilities and externally competitive benchmarks. Payout of the target award is based on the achievement of the performance targets described above, including the relative weightings of the performance targets noted in the table below. A participant would need to achieve at least 80% of the Segment EBITDA target to earn 30% of the allocated target award for the EBITDA component, and may earn up to 200% of his or her target award for the achievement of 120% or more of the Segment EBITDA target. The payment range for achieving the performance targets for EH&S, Cash Flow and Synergies components was 50% (minimum), 100% (target) and 200% (maximum) of the allocated target award for each component. These achievement and payout metrics are similar to those in prior year plan designs, which the Committee has found effective in accomplishing the purpose of the plan.
The following table summarizes the target awards, performance measures, weightings, achievements and payouts for the 2012 ICP awards granted to our Named Executive Officers. The 2012 ICP awards will be paid in April 2013.

Name	Incentive Target (% of Base Salary)	Target Award ($)	Performance Criteria / Weighting %	Performance Achieved (%)	Actual 2012 ICP Payout ($)
C. Morrison	100%	1,050,000	Momentive Segment EBITDA / 50%	—	—
			EH&S Goal / 10%	167	175,035
			Momentive Cash Flow / 30%	—	—
			Synergies / 10%	100	105,000
W. Carter	80%	593,245	Momentive Segment EBITDA / 50%	—	—
			EH&S Goal / 10%	167	98,894
			Momentive Cash Flow / 30%	—	—
			Synergies / 10%	100	59,324
J. Bevilaqua	80%	457,600	Momentive Segment EBITDA / 10%	—	—
			Division Segment EBITDA / 40%	—	—
			Division EH&S Goal / 10%	75	34,320
			Division Cash Flow / 30%	—	—
			Synergies / 10%	100	45,760
D. Plante	70%	249,697	Momentive Segment EBITDA / 10%	—	—
			Division Segment EBITDA / 40%	109	108,568
			Division EH&S Goals / 10%	200	49,939
			Division Cash Flow / 30%	200	149,818
			Synergies / 10%	100	24,970
D. Johns	60%	274,560	Momentive Segment EBITDA / 50%	—	—
			EH&S Goal / 10%	167	45,769
			Momentive Cash Flow / 30%	—	—
			Synergies / 10%	100	27,456
Discretionary Awards
Discretionary awards are used periodically by the CEO to reward exemplary efforts. Often, such efforts are required by atypical business conditions or are related to special projects impacting long-term business results. Discretionary awards are also used for retention purposes or in connection with a new hiring or promotion. Any discretionary award to an executive officer must be approved by the Committee.
In late 2011, Mr. Plante was awarded the opportunity to receive a special recognition bonus in 2012 in the amount of $100,000, in recognition of his leadership role in managing a specific strategic undertaking. This special recognition bonus was paid to him in December 2012. No other discretionary awards were made to our Named Executive Officers in 2012.
2. Long-Term Incentive Awards
Equity Awards
The Committee believes that equity awards play an important role in creating incentives to maximize Company performance, motivating and rewarding long-term value creation, and further aligning the interests of our executive officers with those of our shareholders. Our Named Executive Officers, as well as other members of the Senior Leadership Team and other eligible associates, participate in equity plans sponsored by Momentive Holdings, MSC Holdings or MPM Holdings. Awards under these plans are factored into the executive compensation program established by the Committee.
Our long-term strategy includes the use of periodic grants, rather than on-going annual grants of equity. We believe that periodic grants provide an incentive toward a long-term projected value. Our equity awards contain both time and service vesting requirements, as well as performance and service vesting requirements. Awards that are conditioned on time and service vesting requirements function as a retention incentive, while awards that are conditioned on performance and service vesting requirements are linked to the attainment of specific long-term objectives.
The type of equity awards we have historically used are (i) options to purchase common units and (ii) restricted deferred units. Prior to the Momentive Combination, our Named Executive Officers, other than Mr. Johns, received awards under the following plans administered by MSC Holdings or MSC: the 2004 Stock Incentive Plan (the “2004 Stock Plan”), the 2004 Deferred Compensation Plan (the “2004 DC Plan”), and the 2007 Long-Term Incentive Plan (the “2007 Long-Term Plan”). Prior to the Momentive Combination, Mr. Johns received awards under the

2007 Long-Term Incentive Plan administered by MPM Holdings (the “MPM 2007 Plan”). At the time of the Momentive Combination, all outstanding equity awards that covered common units of MSC Holdings and shares of MPM Holdings were converted to cover units of Momentive Holdings. In February 2011, the Momentive Holdings Committee approved and granted awards under a new long-term equity incentive plan for key leaders and directors of the Company and MPM (the “2011 Equity Plan”). Each of these equity plans are described in the “Narrative to Outstanding Equity Awards Table” and/or the “Narrative to the Nonqualified Deferred Compensation Table,” below.
There were no new equity awards granted to our Named Executive Officers in 2012 but, due to the continued illiquidity of previous equity awards, outstanding options that were set to expire in 2013, 2014 and 2015, including those held by our Named Executive Officers, were modified to extend the option expiration dates to December 31, 2017. These option modifications are described in the “Narrative to the Summary Compensation Table and Grants of Plan-Based Awards Table” below.
Long-Term Cash Awards
The Committee may, from time to time, approve long-term cash awards or plans for our Named Executive Officers, other members of the Senior Leadership Team and other eligible associates. These awards are designed to pay over extended performance periods subject to the achievement of specified, measurable performance goals, and are further conditioned upon continued employment. As such, these awards are useful in providing a defined value for achievement of our financial targets, as well as leadership stability. In addition, long-term cash awards help complement equity awards.
Retaining key talent during difficult business cycles has been a critical focus for the Company in recent years. In 2009, key associates, including Messrs. Morrison, Carter, Bevilaqua and Plante, received awards under a long-term cash plan (the “2009 LTIP”), which were subject to 2010 performance goals as well as continued service conditions through 2011 and 2012. The relevant performance targets of the 2009 LTIP were achieved as of December 31, 2010, and thus each of Messrs. Morrison, Carter, Bevilaqua and Plante earned his target 2009 LTIP award. The target award was equal to approximately 300% of the 2009 base salary for Messrs. Morrison, Carter and Bevilaqua, and approximately 200% for Mr. Plante. The full amount of the target awards was reported as compensation earned for 2010 in our 2010 Summary Compensation Table. One-half of the award vested and was paid during the first quarter of 2011. The remaining one-half vested on January 1, 2012 and was paid in April of 2012, except that, as previously reported, Mr. Morrison elected to forgo his payment (equal to $1,312,500) in light of the challenging business environment in the fourth quarter of 2011.
To further help retain key talent, the MSC Committee, MPM Committee and the Momentive Holdings Committee determined to award long-term cash awards to key associates, including our Named Executive Officers, in 2012. The awards were also intended to complement outstanding equity awards which are not yet liquid. Thus, in November 2012, the Momentive Holdings Committee approved the Momentive Holdings LLC 2012 Long-Term Cash Incentive Plan (which we refer to as the “2012 LTIP”). Awards under the 2012 LTIP are subject to time and service requirements, as well as the achievement of key performance objectives supporting the long-term health of the business. The terms of this new plan are described in the narrative to the Grants of Plan Based Awards Table.
The target level of the 2012 LTIP awards granted to our Named Executive Officers are based on a percentage of base salary. In determining the target level, the Committee intended the awards to deliver externally competitive long-term executive compensation, as well as internal equity among Senior Leadership Team members given the scope and complexity of their roles. Particularly for Mr. Morrison, the Committee considered his important role in the organization since the Momentive Combination. Our Named Executive Officers’ target 2012 LTIP awards are as follows:

	2012 LTIP Target Award ($)	Approximate Percentage of 2012 Base Salary (%)
Craig O. Morrison	5,250,000	500
William H. Carter	2,224,668	300
Joseph P. Bevilaqua	1,716,000	300
Dale N. Plante	1,070,129	300
Douglas A. Johns	1,372,800	300
3. Benefits
The Company provides a comprehensive group of benefits to eligible associates. These include health and welfare benefits as well as retirement benefits. Our benefit programs are designed to provide market competitive benefits for associates and their covered dependents.
Each of our Named Executive Officers participates in qualified defined benefit and defined contribution retirement plans on substantially the same terms as other participating employees. In addition, because individuals are subject to U.S. tax limitations on contributions to qualified retirement plans, the Company provides non-qualified retirement plans intended to provide these associates with an incremental benefit on eligible earnings above the U.S. tax limits for qualified plans. Our Named Executive Officers are eligible to participate in the non-qualified plans on the same basis as our other highly compensated salaried associates.
Our savings plan, which is a defined contribution plan (the “401(k) Plan”), covers our U.S. employees. This plan allows eligible employees to make pre-tax contributions from 1% to 15% of eligible earnings for highly compensated employees and 25% for all other employees up to the federal limits for qualified plans. Those employees are also eligible to receive matching contributions from the Company at 100% on contributions of up to 5% of eligible earnings. In addition, the Company makes an annual retirement contribution ranging from 3% to 7% of eligible compensation depending on years of benefit service, to eligible associates actively employed on the last day of the year. An additional company contribution may be made if we achieve specified annual financial goals established at the beginning of each plan year. MPM also maintains a defined contribution plan (the “MPM 401(k) Plan”), which effective as of September 1, 2012, provides substantially the same benefits to its U.S. salaried exempt employees.
There were no significant changes to the Company's benefit plans in 2012 which would impact our Named Executive Officers. There is a description of these plans in the Narrative to the Pension Benefits Table and Narrative to the Nonqualified Deferred Compensation Table below. In addition, changes to the MPM pension plans are discussed below in the Narrative to the Pension Benefits Table.
4. Other
International Assignment Compensation
The Company may provide certain additional benefits to an executive officer if he or she is on an international assignment. These benefits are externally competitive and a means to compensate the executive officer for financial expenses that would not exist if the executive remained in his or her home country. For example, the Company may provide a disturbance allowance, family travel and housing allowances, tax equalization payments, and reimbursements or payments for relocation to the executive officer's home country. We believe that, as a growing global company, it is necessary to offer this compensation to encourage key employees and executives to temporarily relocate for strategic business reasons. Although none of our Named Executive Officers received international assignment compensation in fiscal year 2012, we have provided such compensation to Named Executive Officers in the past and may do so in the future.
Change-in-Control and Severance Benefits
Our Named Executive Officers are generally entitled to change-in-control and severance protections. We believe that appropriate change-in-control and severance protections accomplish two objectives. First, they create an environment where key executives can act on behalf of the best interests of the Company without incurring undue personal risk. Second, they foster management stability during periods of potential uncertainty. We are also cognizant that excessive pay in the way of change-in-control and severance protection would not be in the best interest of the Company because such pay may encourage undue risk-taking. In an attempt to balance the delicate equation, the Committee has determined to provide these benefits very selectively. The change-in-control and severance benefits payable to our Named Executive Officers are discussed in the Narrative to the Summary Compensation Table and in the discussion on Potential Payments Upon Termination of Employment, below.
COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION(1)
The MSC Committee has reviewed and discussed with management the disclosures contained in the above Compensation Discussion and Analysis. Based upon this review and discussion, the MSC Committee recommended to our Board of Directors that the Compensation Discussion and Analysis section be included in our Annual Report on Form 10-K.

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

Summary Compensation Table - Fiscal 2012
The following table provides information about the compensation of our Chief Executive Officer, Chief Financial Officer, and our three next most highly compensated executive officers at December 31, 2012, whom we collectively refer to as our Named Executive Officers, for the years ended December 31, 2012, 2011 and 2010. The compensation for those Named Executive Officers who also provide services to us and MPM on a shared basis is shown regardless of the source of compensation or the cost allocations of any compensation amounts under the Shared Services Agreement.
SUMMARY COMPENSATION TABLE - FISCAL 2012

Name and Principal Position(a)	Year (b)	Salary ($) (c)	Bonus ($) (d) (1)	Stock Awards ($) (e)	Options Awards ($) (f) (2)	Non-Equity Incentive Plan Compensation ($) (g) (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h) (4)	All Other Compensation ($) (i) (5)	Total ($) (j)
Craig O. Morrison President and Chief Executive Officer	2012	1,024,039	—	—	72,364	280,035	69,981	56,563	1,502,982
	2011	986,538	—	911,687	1,311,610	106,000	23,721	119,818	3,459,374
	2010	906,250	3,250,000	—	—	4,034,800	33,839	7,350	8,232,239

William H. Carter Executive Vice President and Chief Financial Officer	2012	726,747	—	—	57,890	158,218	92,415	39,410	1,074,680
	2011	705,651	—	729,352	1,049,288	60,465	28,301	72,166	2,645,223
	2010	659,241	1,750,000	—	—	2,696,534	46,601	12,250	5,164,626

Joseph P. Bevilaqua Executive Vice President, President, Epoxy, Phenolic and Coating Resins Division	2012	560,577	—	—	24,120	80,080	29,440	44,831	739,048
	2011	550,000	—	575,934	828,577	333,432	9,679	1,305,614	3,603,236
	2010	510,577	—	—	—	2,271,250	14,432	520,051	3,316,310

Dale N. Plante Executive Vice President, President, Forest Products Division	2012	351,315	100,000	—	600	333,295	52,727	50,344	888,281
	2011	342,734	—	361,291	519,774	205,091	23,716	103,412	1,556,018
	2010	316,038	—	—	—	893,247	59,975	39,543	1,308,803

Douglas A. Johns Executive Vice President and General Counsel(6)	2012	445,661	—	—	—	73,225	195,968	25,664	740,518
_________________________________________

(1)
The bonus shown in column (d) for Mr. Plante was a special recognition bonus paid to him for work performed in 2011 and for continued service with the Company through the payment date of December 2012.

(2)
The amounts shown in column (f) for 2012 reflect the incremental fair value of modifications to previously issued option awards in accordance with ASC Topic 718, which are further described in the narrative on option modifications below. For discussion of the assumptions used in computing the incremental fair value of option modifications, refer to footnote 15 to the audited financial statements included in Item II of this report.

(3)
The amounts shown in column (g) for 2012 reflect the amounts earned under the 2012 ICP, our annual incentive compensation plan, based on performance achieved for 2012. The material terms of the 2012 ICP are described in the Compensation Discussion & Analysis above. The 2012 ICP awards will be paid in April 2013.

(4)
The amounts shown in column (h) reflect the actuarial increase in the present value of benefits under the MSC U.S. Pension Plan and MSC Supplemental Plan for Messrs. Morrison, Carter, Bevilaqua and Plante, and under the MPM U.S. Pension Plan and MPM Supplemental Plan for Mr. Johns. For Mr. Plante, the amount also reflects the actuarial increase in the present value for benefits under the MSC Canada Employees' Retirement Income Plan. See the Pension Benefits Table below for additional information regarding our pension calculations, including the assumptions used for these calculations. There were no above-market earnings on nonqualified deferred compensation plans for our Named Executive Officers for 2012.

(5)
The amount shown for 2012 in column (i) for Mr. Morrison includes $12,500 in company matching contributions to our 401(k) Plan, and an accrued future contribution of $44,002 to the MSC Supplemental Executive Retirement Plan (“SERP”). For Mr. Carter, the amount shown for 2012 in column (i) includes $12,500 in company matching contributions to the 401(k) Plan, and an accrued future contribution of $26,861 to the MSC SERP. For Mr. Bevilaqua the amount shown for 2012 in column (i) includes $12,500 in company matching contributions to our 401(k) Plan, and an accrued future contribution of $32,200 to the MSC SERP. For Mr. Plante, the amount shown for 2012 in column (i) includes $12,500 in company matching contributions to the 401(k) Plan, an accrued future contribution of $15,320 to the MSC SERP, and an accrued future annual retirement contribution to his 401(k) Plan account of $17,500.

(6)	For Mr. Johns, compensation is not shown for 2010 or 2011 because he was not a Named Executive Officer during those periods.

  Grants of Plan-Based Awards - Fiscal 2012
The following table presents information about grants or modifications of awards during the year ended December 31, 2012 under our 2012 ICP, 2012 LTIP, 2004 Stock Plan and 2007 Long-Term Plan.

Name (a)	Grant Date (b)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Pay-outs Under Equity Incentive Plan Awards	All Other Stock Awards: Number of Shares of Stock or Units(#) (i)	All Other Option Awards: Number of Securities Under-lying Options (#) (j) (1)	Exercise or Base Price of Option Awards ($/Sh)(k)	Grant Date Fair Value of Stock and Option Awards ($) (l) (2)
		Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Target (#) (g) (1)
Craig O. Morrison
2012 ICP	—	52,500	1,050,000	2,100,000	—	—	—	—	—
2012 LTIP	—	2,625,000	5,250,000	5,250,000	—	—	—	—	—
2004 Stock Plan:
Tranche A Option Modification	11/9/2012	—	—	—	—	—	301,514	6.22	36,182
Tranche B Option Modification	11/9/2012	—	—	—	—	—	301,514	6.22	36,182
William H. Carter
2012 ICP	—	29,662	593,245	1,186,489	—	—	—	—	—
2012 LTIP	—	1,112,334	2,224,668	2,224,668	—	—	—	—	—
2004 Stock Plan:
Tranche A Option Modification	11/9/2012	—	—	—	—	—	241,211	6.22	28,945
Tranche B Option Modification	11/9/2012	—	—	—	—	—	241,211	6.22	28,945
Joseph P. Bevilaqua
2012 ICP	—	22,880	457,600	915,200	—	—	—	—	—
2012 LTIP	—	858,000	1,716,000	1,716,000	—	—	—	—	—
2004 Stock Plan:
Tranche A Option Modification	11/9/2012	—	—	—	—	—	100,504	6.22	12,060
Tranche B Option Modification	11/9/2012	—	—	—	—	—	100,504	6.22	12,060
Dale N. Plante
2012 ICP	—	12,485	249,697	499,393	—	—	—	—	—
2012 LTIP	—	535,065	1,070,129	1,070,129	—	—	—	—	—
2007 Long-Term Plan Options Modification	11/9/2012	—	—	—	15,000	—	—	10.81	600
Douglas A. Johns
2012 ICP	—	13,728	274,560	549,120	—	—	—	—	—
2012 LTIP	—	686,400	1,372,800	1,372,800	—	—	—	—	—

(1)	The amounts shown in columns (g) and (j) reflect the number of options to purchase units of Momentive Holdings that were modified during 2012 to extend the expiration date to December 31, 2017.

(2)	The amounts shown in column (l) reflect the incremental fair value of the option modification, calculated as of the applicable grant date, in accordance with FASB ASC Topic 718.
Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table
Employment Agreements
The Company or MPM has employment agreements or employment letters with each of our Named Executive Officers, which provide for their terms of compensation and benefits, severance, and certain restrictive covenants. Further details regarding the severance and restrictive covenant provisions are described below under “Potential Payments upon a Termination of Change in Control.”
In light of Mr. Plante's relocation from Canada, Mr. Plante's agreement also provides that the Company will pay him (i) a lump sum payment of $7,000 per year through December 2013 for his immediate family members to travel between Canada and the U.S, as well as (ii) reimbursements for any travel costs for Mr. Plante and his spouse for bereavement leave related to immediate family members. The Company also agreed to pay Mr. Plante an additional 2% annual Company matching contribution on earnings up to the IRS prescribed limit on qualified plans, to Mr. Plante's account in the new SERP, for the period January 1, 2009 through May 1, 2009 and May 1, 2010 forward. This additional matching contribution is intended to compensate Mr. Plante for the reduced Company matching contribution percentage in the 401(k) Plan compared to the Canadian plan, in which he previously participated.
2012 Annual Incentive Compensation Plan (2012 ICP)
Information on the 2012 ICP targets, performance components, weightings, and payouts for each of our Named Executive Officers can be found in the Compensation Discussion and Analysis section of this Report.
2012 Long-Term Cash Incentive Plan (2012 LTIP)
The 2012 LTIP provides a performance-based incentive program to motivate key associates to drive the achievement of long-term business success. Under the terms of this plan, 50% of the target award will be paid in April 2015 if the grantee is still actively employed at that time, or upon a Complete Change in Control (as defined in the 2011 Equity Plan) prior to April 1, 2015. Payment of the remaining 50% of the target award, which is payable in 25% increments, is conditioned upon the achievement by Momentive Holdings of certain annual EBITDA targets as well as continued employment. These amounts will be paid, if earned, no earlier than the first quarter of 2016. The measurement period for the achievement of the annual EBITDA targets begins January 1, 2013 and runs through fiscal year-end 2020. The Plan will terminate if the EBITDA targets have not been achieved by fiscal year-end 2020.
Option Modifications
In November 2012, due to the continued illiquidity of previous equity awards, our Board of Directors approved the extension of the terms of certain stock options scheduled to expire on various dates over the next three years, including options held by certain of our Named Executive Officers. The stock options involved include those granted under the 2004 Stock Plan and the 2007 Long-Term Plan. The new expiration date for all the extended options is December 31, 2017.
Outstanding Equity Awards at Fiscal 2012 Year-End
The following table presents information about outstanding and unexercised options and outstanding and unvested stock awards held by our Named Executive Officers at December 31, 2012. The securities underlying the awards are common units of Momentive Holdings and were granted under the 2004 Stock Plan, 2007 Long-Term Plan, the MPM 2007 Plan and the 2011 Equity Plan. See the Narrative to the Outstanding Equity Awards Table below for a discussion of these plans and the vesting conditions applicable to the awards.

OUTSTANDING EQUITY AWARDS TABLE - 2012 FISCAL YEAR-END

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexer-cised Options (#) Unexercis-able (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exer- cise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j) (1)
Craig O. Morrison
2004 Stock Plan:
Tranche A Options [7]	301,514	—	—	6.22	12/31/2017	—	—	—	—
Tranche B Options [7]	301,514	—	—	6.22	12/31/2017	—	—	—	—
2011 Equity Plan:
Tranche A Options [2]	145,250	145,251	—	4.85	2/23/2021	—	—	—	—
Tranche B Options [3]	—	—	145,250	4.85	2/23/2021	—	—	—	—
Tranche C Options [4]	—	—	145,250	4.85	2/23/2021	—	—	—	—
Tranche A RDUs [5]	—	—	—	—	—	48,416	68,751	—	—
Tranche B RDUs [3]	—	—	—	—	—	—	—	48,417	68,752
Tranche C RDUs [4]	—	—	—	—	—	—	—	48,417	68,752
William H. Carter
2004 Stock Plan:
Tranche A Options [7]	241,211	—	—	6.22	12/31/2017	—	—	—	—
Tranche B Options [7]	241,211	—	—	6.22	12/31/2017	—	—	—	—
2011 Equity Plan:
Tranche A Options [2]	116,200	116,201	—	4.85	2/23/2021	—	—	—	—
Tranche B Options [3]	—	—	116,200	4.85	2/23/2021	—	—	—	—
Tranche C Options [4]	—	—	116,200	4.85	2/23/2021	—	—	—	—
Tranche A RDUs [5]	—	—	—	—	—	38,734	55,002	—	—
Tranche B RDUs [3]	—	—	—	—	—	—	—	38,733	55,001
Tranche C RDUs [4]	—	—	—	—	—	—	—	38,733	55,001
Joseph P. Bevilaqua
2004 Stock Plan:
Tranche A Options [7]	100,504	—	—	6.22	12/31/2017	—	—	—	—
Tranche B Options [7]	100,504	—	—	6.22	12/31/2017	—	—	—	—
2011 Equity Plan:
Tranche A Options [2]	91,758	91,759	—	4.85	2/23/2021	—	—	—	—
Tranche B Options [3]	—	—	91,758	4.85	2/23/2021	—	—	—	—
Tranche C Options [4]	—	—	91,758	4.85	2/23/2021	—	—	—	—
Tranche A RDUs [5]	—	—	—	—	—	30,586	43,432	—	—
Tranche B RDUs [3]	—	—	—	—	—	—	—	30,586	43,432
Tranche C RDUs [4]	—	—	—	—	—	—	—	30,586	43,432
Dale N. Plante
2007 Long-Term Plan Options [6,7]	—	—	15,000	10.81	12/31/2017	—	—	—	—
2011 Equity Plan:
Tranche A Options [2]	57,560	57,561	—	4.85	2/23/2021	—	—	—	—
Tranche B Options [3]	—	—	57,561	4.85	2/23/2021	—	—	—	—
Tranche C Options [4]	—	—	57,561	4.85	2/23/2021	—	—	—	—
Tranche A RDUs [5]	—	—	—	—	—	19,187	27,246	—	—
Tranche B RDUs [3]	—	—	—	—	—	—	—	19,187	27,246
Tranche C RDUs [4]	—	—	—	—	—	—	—	19,187	27,246

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexer-cised Options (#) Unexercis-able (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exer- cise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j) (1)
Douglas A. Johns
MPM 2007 Plan:
Tranche A Options	89,979	—	—	2.59	3/30/2017	—	—	—	—
Tranche B Options [8]	—	—	89,941	2.59	3/30/2017	—	—	—	—
Tranche C Options [9]	—	—	89,941	2.59	3/30/2017	—	—	—	—
2011 Equity Plan:
Tranche A Options [2]	30,240	30,240	—	4.85	2/23/2021	—	—	—	—
Tranche B Options [3]	—	—	30,240	4.85	2/23/2021	—	—	—	—
Tranche C Options [4]	—	—	30,240	4.85	2/23/2021	—	—	—	—
Tranche A RDUs [5]	—	—	—	—	—	10,080	14,314	—	—
Tranche B RDUs [3]	—	—	—	—	—	—	—	10,080	14,314
Tranche C RDUs [4]	—	—	—	—	—	—	—	10,080	14,314
 _________________________________________

(1)
Because equity interests in our ultimate parent, Momentive Holdings, are not publicly traded, there is no closing market price at the completion of the fiscal year. The market values shown in columns (h) and (j) are based on the value of a unit of Momentive Holdings as of December 31, 2012, as determined by Momentive Holdings’ Board of Managers for management equity transaction purposes. In light of differences between the companies, including differences in capitalization, a value of a unit in Momentive Holdings does not necessarily equal the value of a share of the Company's common stock.

(2)
This award vests in four equal annual installments on each December 31, beginning in 2011. The amount shown in column (b) is the vested amount at December 31, 2012. The amount shown in column (c) will vest ratably on December 31, 2013 and December 31, 2014, subject to accelerated vesting six months following certain change-in-control transactions.

(3)
This award vests on the earliest to occur of (i) the two-year anniversary of the date that the common unit value is at least $10 following certain corporate transactions, and (ii) six months following the date that the common unit value is at least $10 following certain change-in-control transactions.

(4)
This award vests on the earliest to occur of (i) the one-year anniversary of the date that the common unit value is at least $15 following certain corporate transactions, and (ii) six months following the date that the common unit value is at least $15 following certain change-in-control transactions.

(5)
This award vests in four equal annual installments on each December 31 of 2011 through 2014. Vested RDUs are shown in the Non-qualified Deferred Compensation Table because delivery was deferred until February 28, 2013, pursuant to the terms of the award agreement. The amount shown in column (g) will vest ratably on December 31, 2013 and December 31, 2014, subject to accelerated vesting six months following certain change-in-control transactions.

(6)	This award vests in percentages, depending upon the internal rate of return realized by Apollo on its original investment in MSC Holdings following the occurrence of certain corporate transactions.

(7)
The expiration date of these options was extended to December 31, 2017, as discussed in the Compensation Discussion & Analysis and the Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table, above.

(8)
This award vests on the earlier of (i) the date that Apollo realizes an internal rate of return of at least 20% on its original investment in MPM Holdings and (ii) the date that Apollo achieves a minimum cash-on-cash return of 1.75 times its original investment in MPM Holdings.

(9)
This award vests on the earlier of (i) the date that Apollo realizes an internal rate of return of at least 25% on its original investment in MPM Holdings and (ii) the date that Apollo achieves a minimum cash-on-cash return of 2.25 times its original investment in MPM Holdings.

Narrative to Outstanding Equity Awards Table
2011 Equity Plan
On February 23, 2011, our Named Executive Officers received awards of restricted deferred units (RDUs) and unit options in Momentive Holdings under the 2011 Equity Plan, which awards are shown in the table above. The RDUs are non-voting units of measurement which are deemed for bookkeeping purposes to be equivalent to one common unit of Momentive Holdings. Of the RDUs and options granted in 2011, approximately 50% are “Tranche A RDUs” and options with time-based vesting (subject to acceleration in the event of certain change-of-control transactions) and approximately 50% are “Tranche B and C RDUs” and options with performance-based vesting.
For our Named Executive Officers, the Tranche A RDUs and options vest and become exercisable in four equal annual installments on December 31 of each year from 2011 to 2014. However, in the event of certain change-in-control transactions, the remaining unvested Tranche A RDUs and options vest six months following the date of such transaction. The Tranche A RDUs that vested on December 31, 2011 and December 31, 2012 were delivered on February 28, 2013. With respect to the Tranche A RDUs that vest on December 31, 2013 and December 31, 2014, such units will be delivered within 60 days of January 1, 2015.
With respect to the performance-vesting RDUs and options, 50% are designated Tranche B and 50% are designated Tranche C. The Tranche B RDUs and options vest on the earliest to occur of (i) the two-year anniversary of the date that the common unit value is at least $10 following certain corporate transactions, and (ii) six months following the date that the common unit value is at least $10 following certain change-in-control transactions. The Tranche C RDUs and options vest on the earliest to occur of (i) the one-year anniversary of the date that the common unit value is at least $15 following certain corporate transactions, and (ii) six months following the date that the common unit value is at least $15 following certain change-in-control transactions. The vesting terms of the RDUs and options described above in each case are conditioned on the executive's continued employment through the vesting dates mentioned above, subject to certain exceptions. With respect to any RDUs that vest as a result of a corporate or change-in-control transaction, such RDUs will be delivered promptly following the vesting date, or a cash payment will be delivered in settlement thereof, depending on the type of transaction. The RDUs and unit options contain restrictions on transferability and other customary terms and conditions. For information on the vested awards, see the Narrative to the Nonqualified Deferred Compensation Table.
2004 Stock Incentive Plan
Messrs. Morrison, Carter and Bevilaqua were granted options under the 2004 Stock Incentive Plan (the “2004 Stock Plan”) which previously covered the equity securities of Hexion LLC, now known as MSC Holdings. These options were subsequently converted into options to purchase common units of Momentive Holdings, pursuant to the terms of the Combination Agreement. The “Tranche A” options under the 2004 Stock Plan reported in the table above vested over five years and were fully vested as of December 31, 2011. The “Tranche B” options under the 2004 Stock Plan reported in the table vested as of August 12, 2014, the eighth anniversary of the grant date.
In addition to the RDUs and options shown above, Messrs. Morrison, Carter, and Bevilaqua have deferred compensation which is held in the form of fully-vested deferred stock units in Momentive Holdings: Mr. Morrison holds 241,211 of such units; Mr. Carter holds 192,969 of such units; and Mr. Bevilaqua holds 80,403 of such units. These deferred stock units will be distributed upon termination of employment or retirement, and are shown in the Nonqualified Deferred Compensation Table. For information on the deferred stock units, see the Narrative to the Nonqualified Deferred Compensation Table.
In 2005 and 2006, Hexion LLC, now known as MSC Holdings, declared extraordinary dividends to its unit holders. To preserve the value of the then-outstanding Hexion LLC options, dividend equivalent payments were designated for the holders of the Hexion LLC options based on the dividends paid by Hexion LLC. Payment of these dividend equivalents was deferred until two years after the dividend payment date (or, if later, until the date the underlying option vests). Mr. Morrison was entitled to a dividend equivalent payment of $3,858,217 in October 2012 for options that vested in August 2012. Due to business conditions at the time, Mr. Morrison declined receipt of and waived any right to this payment. He received a distribution of membership interests in Borden Holdings LLC valued at $43,787. Messrs. Carter and Bevilaqua received dividend equivalent payments in October of 2012 for options that vested in August 2012 in the amount of $3,086,574 and $1,286,072, respectively, and received distributions of membership interests in Borden Holdings LLC valued at $35,030 and $14,596, respectively.
2007 MSC Long-Term Plan
The outstanding options held by Mr. Plante under the 2007 Long-Term Plan originally covered the equity securities of Hexion LLC and were subsequently converted into awards covering equity securities of Momentive Holdings, pursuant to the terms of the Combination Agreement. The option awards vest only if Apollo realizes certain internal rates of return on its original investment in MSC Holdings following the occurrence of certain corporate transactions.
MPM 2007 Plan
The outstanding options held by Mr. Johns under the MPM 2007 Plan originally covered the equity securities of MPM Holdings and were subsequently converted into awards covering equity securities of Momentive Holdings, pursuant to the terms of the Combination Agreement. The Tranche A options under the MPM 2007 Plan reported in the table above vested over five years and were fully vested at December 3, 2011. The unvested Tranche B and C options vest on the earlier of (i) the date that Apollo realizes an internal rate of return of at least 20% and 25%, respectively, on its original investment in MPM Holdings and (ii) the date that Apollo achieves a minimum cash-on-cash return of 1.75 and 2.25, respectively, on its original investment in MPM Holdings. Vesting of the above awards is conditioned on the executive's continued employment through the applicable vesting dates.

Option Exercises and Stock Vested – Fiscal 2012
The following table presents information on vesting of certain awards of common units of Momentive Holdings during the year ended December 31, 2012.
OPTION EXERCISES AND STOCK VESTED TABLE - FISCAL 2012

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (b)	Value Realized on Exercise (c)	Number of Shares Acquired on Vesting (#) (d) (1)	Value Realized on Vesting ($) (e) (2)
Craig O. Morrison
2011 Equity Plan Tranche A RDUs	—	—	24,209	34,377
William H. Carter
2011 Equity Plan Tranche A RDUs	—	—	19,367	27,501
Joseph P. Bevilaqua
2011 Equity Plan Tranche A RDUs	—	—	15,293	21,716
Dale N. Plante
2011 Equity Plan Tranche A RDUs	—	—	9,593	13,622
Douglas A. Johns
2011 Equity Plan Tranche A RDUs	—	—	5,040	7,157

(1)	The amount shown in column (d) for this award represents the number of restricted deferred units that vested on December 31, 2012. Delivery of these restricted units occurred on February 28, 2013.

(2)
The amount shown in column (e) is based upon the value of a unit of Momentive Holdings on the vesting date as determined by the Momentive Holdings’ Board of Managers for management equity transaction purposes.

Pension Benefits - Fiscal 2012
The following table presents information regarding the benefits payable to each of our Named Executive Officers at, following, or in connection with their retirement under qualified and non-qualified defined benefit pension plans as of December 31, 2012. The table does not provide information regarding defined contribution plans. The amounts shown in the table for each participant represent the present value of the annuitized benefit and does not represent the actual cash balance of a participant's account.
PENSION BENEFITS TABLE - FISCAL 2012

Name (a)	Plan Name (b)	Number of Years Credited Service (#) (c) (1)	Present Value of Accumulated Benefit ($) (d)	Payments During Last Fiscal Year ($) (e)
Craig O. Morrison	MSC U.S. Pension Plan	7.27	118,230	—
	MSC Supplemental Plan	6.78	475,955	—
William H. Carter	MSC U.S. Pension Plan	14.25	226,267	—
	MSC Supplemental Plan	13.76	616,253	—
Joseph P. Bevilaqua	MSC U.S. Pension Plan	7.25	112,601	—
	MSC Supplemental Plan	6.76	143,223	—
Dale N. Plante	MSC Canada Pension Plan	27.62	261,926	—
	MSC U.S. Pension Plan	0.48	6,641	—
	MSC Supplemental Plan(2)	—	8,142	—
Douglas A. Johns	MPM U.S. Pension Plan(3)	5.59	193,105	—
	MPM Supplemental Plan(3)	4.92	889,820	—

(1)
The number of years of credit service set forth in column (c) reflects benefit service years which are used to determine benefit accrual under the applicable plan, and do not necessarily reflect the Named Executive Officer's years of vested service.

(2)	Mr. Plante received a discretionary contribution to this plan in 2010 that is not related to years of benefit service.

(3)
The present value of accumulated benefits for Mr. Johns under these plans has been calculated assuming he will remain in service with MPM until the age at which retirement could occur without any reduction in benefits under the MPM Supplemental Plan (age 60). If the assumed retirement age were changed to the normal retirement age under the MPM U.S. Pension Plan (age 65), the present value in total for the plans would instead be $177,959 for the MPM Pension Plan and $650,071 for the MPM Supplemental Plan. Mr. Johns is not vested in the MPM Supplemental Plan.

Narrative to Pension Benefits Table
MSC U.S. Pension Plan and MSC Supplemental Plan
The benefits associated with the MSC U.S. Pension Plan and MSC Supplemental Plan were frozen June 30, 2009 and January 1, 2009, respectively. Although participants will continue to receive interest credits under the plans, no additional benefit credits will be provided. Prior to the freeze, the MSC U.S. Pension Plan provided benefit credits equal to 3% of earnings to the extent that this credit does not exceed the Social Security wage base for the year plus 6% of eligible earnings in excess of the social security wage base to covered U.S. associates, subject to the IRS-prescribed limit applicable to tax-qualified plans.
The MSC Supplemental Plan provided non-qualified pension benefits in excess of allowable limits for the qualified pension plans. The benefit formula mirrored the qualified MSC U.S. Pension Plan but applied only to eligible compensation above the federal limits for qualified plans. The accrued benefits are unfunded and are paid from our general assets upon the participant's termination of employment with the Company.
Under both the MSC U.S. Pension Plan and MSC Supplemental Plan, eligible earnings included annual incentive awards that were paid currently, but excluded any long-term incentive awards. Historically, the accrued benefits earned interest credits based on one-year Treasury bill rates until the participant begins to receive benefit payments. Effective January 1, 2012, the plans were amended to provide a minimum interest crediting rate of 300 basis points. The interest rate that was determined under the plan for fiscal 2012 was 3%. Participants vest after the completion of three years of service.
For a discussion of the assumptions applied in calculating the benefits reported in the table above, please see Note 12 to our Consolidated Financial Statements included in Part II of Item 8 in this Annual Report on Form 10-K.
MSC Canada Pension Plan
The Momentive Specialty Chemicals Canada Employees Retirement Income Plan (“MSC Canada Pension Plan”) is a non-contributory defined benefit plan covering eligible Canadian employees. An employee is eligible to participate and vest in the Plan after two years of service with benefits retroactive back to date of hire. A participant's years of service and salaries determine the benefits earned each year. Mr. Plante is an inactive participant in this plan and no longer earns benefit credits; however, he continues to earn service credits through his employment with the U.S. affiliate of the Plan sponsor. Mr. Plante is eligible for early retirement under the MSC Canada Pension Plan.  The assumptions applied in calculating the benefits reported in the table above for the MSC Canada Pension Plan include a discount rate of 4.4%.
MPM U.S. Pension Plan and MPM Supplemental Plan
Mr. Johns participates in MPM U.S. Pension Plan and MPM Supplemental Plan. Benefits for salaried exempt employees under the MPM U.S. Pension Plan were frozen August 31, 2012. Benefits under the MPM Supplemental Plan were frozen as of December 31, 2011. Although participants will continue to earn vesting credits under the plans, no additional benefit service will be credited following the dates of the freeze.
Prior to the freeze, the MPM U.S. Pension Plan provided benefits based primarily on a formula that took into account the participant's highest 60-month average compensation earned during the final 120 months of service times years of credited benefit service. Eligible compensation under this formula includes base salary and one-half of the eligible annual incentive payments, subject to the IRS-prescribed limit applicable to tax-qualified plans.
U.S. employees who are classified as exempt employees, including Mr. Johns, are generally eligible to retire under the MPM U.S. Pension Plan with unreduced benefits at age 65 (or at age 62 with 25 years of vesting service if hired before January 1, 2005). U.S. employees who are classified as non-exempt employees are generally eligible to retire under this plan with unreduced benefits at age 60. Employees vest in the Momentive Pension Plan at the earlier of five years of qualifying service or age 60. In addition, the Plan provides for Social Security supplements until the participant attains age 63 or reaches the age at which he is eligible for 80% Social Security benefit, if earlier, if the employee was hired prior to January 1, 2005. These supplements are not available for salaried exempt associates who commence their pension benefit after December 2012.
The MPM Supplemental Plan provides pension benefits in excess of the IRS-prescribed limits for the qualified pension plans. The MPM Supplemental Plan is unfunded and is not qualified for tax purposes. An employee's annual supplemental pension, when combined with certain amounts payable under the Company's tax-qualified and other pension programs and Social Security, will equal 1.75% of the employee's “earnings credited for retirement benefits” multiplied by the number of the employee's years of credited service, up to a maximum of 60% of such earnings credited for retirement benefits. The “earnings credited for retirement benefits” are the employee's average annual compensation (base salary and bonus) for the highest 36 consecutive months out of the last 120 months prior to retirement. Participants are generally not eligible for benefits under the MPM Supplemental Pension Plan if they leave the Company prior to reaching age 60, except in the event the participant’s employment is terminated without cause following five years of service. The normal retirement age as defined in this Plan is 65; however, early unreduced retirement is permitted at age 60, and benefits must commence the January 1 following the later of termination of employment and attainment of age 60. These supplemental benefits are paid in the form of an annuity with joint and survivor benefits.
The present value of accumulated benefits for Mr. Johns has been calculated using a discount rate of 4.2% for the MPM U.S. Pension Plan and 4.15% for the MPM Supplemental Plan, and post-retirement mortality assumption is based on the 2012 static mortality tables as defined in the Pension Protection Act of 2006. For further discussion of the assumptions applied in calculating the present value of the benefits reported in the table above for Mr. Johns, please see Note 15 to the Consolidated Financial Statements included in Part II of Item 8 in the MPM 2012 Annual Report on Form 10-K.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans – 2012
The following table presents information with respect to each defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.
NONQUALIFIED DEFERRED COMPENSATION TABLE - FISCAL 2012

Name (a)	Executive Contributions in Last FY ($) (b)	Registrant Contributions in Last FY ($) (c)	Aggregate Earnings (Loss) in Last FY ($) (d)	Aggregate Withdrawals/ Distributions ($) (e)	Aggregate Balance at Last FYE ($) (f)
Craig O. Morrison
MSC Supplemental Plan	—	—	17,179	—	890,505
MSC SERP [1]	—	107,567	1,423	—	108,990
2004 DC Plan [2]	—	—	(318,398)	—	342,520
2011 Equity Plan Tranche A RDUs [3]	—	34,377	(31,955)	—	68,752
William H. Carter
MSC Supplemental Plan	—	—	32,909	—	1,705,834
MSC SERP [1]	—	59,915	792	—	60,707
2004 DC Plan [2]	—	—	(254,719)	—	274,016
2011 Equity Plan Tranche A RDUs [3]	—	27,501	(25,564)	—	55,002
Joseph P. Bevilaqua
MSC Supplemental Plan	—	—	6,738	—	349,287
MSC SERP [1]	—	53,813	712	—	54,525
2004 DC Plan [2]	—	—	(106,132)	—	114,172
2011 Equity Plan Tranche A RDUs [3]	—	21,716	(20,187)	—	43,432
Dale N. Plante
MSC SERP [1]	—	36,309	507	—	36,816
2011 Equity Plan Tranche A RDUs [3]	—	13,622	(12,664)	—	27,246
Douglas A. Johns
2011 Equity Plan Tranche A RDUs [3]	—	7,157	(6,653)	—	14,314

(1)
The amount shown in column (c) for the MSC SERP is included in the All Other Compensation column of the Summary Compensation Table for 2011. These amounts were earned in 2011 and credited to the accounts by the registrant in 2012. The amount shown for Mr. Plante includes $5,000 credited in 2012 for a 2% discretionary contribution on 2012 earnings below the IRS qualified plan compensation limit of $250,000 provided under his terms of employment.

(2)
The amount shown in column (f) is based on the number of vested units multiplied by the value of a common unit of Momentive Holdings on December 31, 2012, as determined by Momentive Holdings' Board of Managers for management equity purposes. In the Summary Compensation Table in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, the Company reported the amount of a bonus for Mr. Carter and restricted stock payments for Messrs. Bevilaqua and Morrison, a portion of which were deferred in the form of stock units.

(3)
The amount shown in column (c) reflects the value of restricted deferred units that vested during the fiscal year but, pursuant to the terms of the award agreement, delivery is deferred until early 2013. The value of these restricted deferred units is based on the number of vested units multiplied by the value of a common unit of Momentive Holdings on December 31, 2012, as determined by Momentive Holdings' Board of Managers for management equity purposes. The grant date fair value of these units is included in the 2011 “Stock Awards” column of the Summary Compensation Table. The amount shown in column (f) is based on the number of restricted deferred units that vested on December 31, 2011 and December 31, 2012, but were subject to deferred delivery until early 2013, multiplied by the value of a common unit of Momentive Holdings on December 31, 2012, as determined by Momentive Holdings' Board of Managers for management equity purposes. The grant date fair value was reported in our Summary Compensation Table for 2011 as compensation. The number of vested restricted deferred units held by our Named Executive Officers are as follows: Mr. Morrison, 48,417; Mr. Carter, 38,734; Mr. Bevilaqua, 30,586; Mr. Plante, 19,187, and Mr. Johns, 10,080.

Narrative to the Nonqualified Deferred Compensation Table
MSC Supplemental Plan
Effective January 1, 2009, the benefits associated with this plan were frozen. This plan provided supplemental retirement benefits in the form of voluntary employee deferral opportunities and employer match on compensation earned above the IRS limit on qualified plans. The MSC Supplemental Plan benefits are unfunded and paid from our general assets upon the associate's termination of employment. Interest credits are made to the participants' accounts at an interest rate determined by the Company, which has been defined as the rate equivalent to the fixed income fund of the 401(k) Plan.
2004 DC Plan
In 2004, in connection with Apollo's acquisition of the Company, Messrs. Morrison, Carter and Bevilaqua deferred the receipt of compensation and were credited with a number of deferred stock units in Hexion LLC equal in value to the amount of compensation deferred. Mr. Morrison holds 241,211 of such units; Mr. Carter holds 192,969 of such units; and Mr. Bevilaqua holds 80,403 of such units. At the time of the Momentive Combination, the deferred stock units were converted to units of Momentive Holdings. These deferred stock units are held pursuant to the 2004 DC Plan, which is an unfunded plan, and will be distributed upon termination of employment or retirement. In certain instances, the Company may distribute a cash equivalent rather than stock units.
MSC SERP
The Company adopted the MSC SERP in 2011 to provide certain of its executives and other highly compensated employees, including Messrs. Morrison, Carter, Bevilaqua and Plante, an annual contribution of 5% of eligible earnings above the maximum limitations set by the IRS for contributions to a qualified pension plan. The MSC SERP is an unfunded non-qualified plan. Account credits are made to the plan during the second quarter of each year. Interest credits are provided in the participant's SERP accounts at an interest rate determined by the Company, which has been defined as the rate equivalent to the fixed income fund of the 401(k) Plan. This deferred compensation is paid six months following termination of employment. The Company has agreed to provide discretionary credits on a quarterly basis to Mr. Plante's SERP account to compensate him for the difference in employer match he receives in the 401(k) Plan versus the employer match he was eligible for under the Canadian defined contribution plan. This credit is 2% of earnings eligible for employer match in the 401(k) Plan for the years 2009 - 2010, excluding the period during which the employer match was suspended, and from 2011 forward.
2011 Equity Plan
On February 23, 2011, our Named Executive Officers received awards of restricted deferred units, or “RDUs,” in Momentive Holdings under the 2011 Equity Plan. The RDUs are non-voting units of measurement which are deemed for bookkeeping purposes to be equivalent to one common unit of Momentive Holdings. Of the RDUs granted in 2011, approximately 50% are Tranche A RDUs with time-based vesting (subject to acceleration in the event of certain corporate or change-in-control transactions). On December 31, 2012, an additional 25% of the Tranche A RDUs vested as follows: Mr. Morrison, 24,209 RDUs; Mr. Carter, 19,367 RDUs; Mr. Bevilaqua, 15,293 RDUs; Mr. Plante, 9,593 RDUs; and Mr. Johns, 5,040 RDUs. In accordance with the terms of the 2011 Equity Plan, delivery of the RDUs that vested on December 31, 2011 and December 31, 2012 was deferred until February 28, 2013. For additional information on the awards under the 2011 Equity Plan, including the vesting and delivery terms, see the Narrative to the Outstanding Equity Awards Table.
Potential Payments Upon Termination or Change-in-Control
Termination Payments
As described above, the Company has employment agreements or employment letters with each of our Named Executive Officers which provide for severance under certain circumstances as well as restrictive covenants. The employment agreements with Messrs. Morrison, Bevilaqua and Carter provide that if the executive's employment is terminated by the Company without cause or the executive resigns for good reason (as defined in their employment agreements), the Company will provide them with continued base salary through their severance period (18 months in the case of Messrs. Morrison and Bevilaqua and 24 months in the case of Mr. Carter) and a lump sum payment equal to the estimated cost for the executive to continue COBRA coverage for 18 months. In addition, any accrued but unpaid compensation through the termination dated (such as accrued but unpaid base salary, earned but unpaid bonus, and accrued and unused vacation) will be paid in a lump sum payment at the time of termination. The employment agreements also contain the following restrictive covenants:

•	a confidentiality agreement,

•
an agreement not to compete with the Company for (i) eighteen months following termination of employment, in the case of Messrs. Morrison and Bevilaqua, and (ii) two years following termination of employment, in the case of Mr. Carter, and

•	a non-solicitation agreement for an additional year beyond their severance periods.
Under Mr. Plante's terms of employment, he would receive 18 months of severance in the event his employment is terminated through no fault of his own. If such an event occurs prior to August 2013, the Company has agreed to pay the cost of relocating Mr. Plante and his family back to Canada under the Company's U.S relocation policy. Mr. Plante has an agreement not to compete with the Company and not to solicit Company employees for one year following termination for any reason, as well as a confidentiality agreement.
Under Mr. Johns' employment letter with MPM, upon termination of his employment without cause, Mr. Johns would be entitled to stay on payroll at his salary then in effect including benefits, for up to one year or until he began full-time employment with another employer, whichever event occurs first, subject to his execution of a separation agreement and general release of claims. In connection with Mr. Johns' promotion in

2010, Mr. Johns' severance benefits were extended to a period of 18 months. Pursuant to his employment letter, Mr. Johns is also subject to certain non-competition and non-solicitation restrictions during the term of his employment and for one year following the termination of his employment, as well as ongoing confidentiality obligations.
The following table describes payments our Named Executive Officers would have received had the individual been terminated at December 31, 2012.

Name	Cash Severance ($) (1)	Estimated Value of Non-Cash Benefits ($) (2)	2012 ICP ($) (3)	2004 DC Plan ($) (4)	Other ($) (5)
Craig O. Morrison	1,575,000	48,697	280,035	342,520	—
William H. Carter	1,483,112	26,038	158,218	274,016	—
Joseph P. Bevilaqua	858,000	32,947	80,080	114,172	—
Dale N. Plante	535,064	14,103	333,295	—	30,593
Douglas A. Johns	686,400	29,303	73,225	—	—

(1)	This column reflects cash severance payments due under the Named Executive Officer's employment agreement, as described above, based on salary as of December 31, 2012.

(2)	This column reflects the estimated value of health care benefits and outplacement services. The values are based upon the Company's cost of such benefit at December 31, 2012.

(3)
This column reflects the amount earned by each executive under the 2012 ICP, which would be paid if he or she was employed on December 31, 2012, but incurred a termination of employment without cause prior to payment. The incentive payment would be forfeited if the executive resigns or incurs a termination of employment by the Company for cause prior to payment.

(4)
This column reflects the value of the common units or cash that would be distributed under the 2004 DC Plan and the value of vested options granted under the 2004 Stock Plan, which would be distributed upon termination of employment for any reason.

(5)
This column reflects the cost of relocating Mr. Plante and his family back to Canada under our U.S relocation policy, which is payable if Mr. Plante's employment is terminated prior to August 2013. This cost was valued as of December 31, 2012.

In addition to these benefits, our Named Executive Officers would also generally be entitled to receive the benefits set forth above in the Pension Benefits Table and Nonqualified Deferred Compensation Table following a termination of employment for any reason. Under the terms of the MPM Holdings Securityholders Agreement, in the event of a termination of Mr. Johns' employment without “cause” or he resigns for “good reason” (as such terms are defined in the Securityholders Agreement), he may exercise a put right within 90 days of his termination of employment entitling him to sell all (but not less than all) of his original equity investment in MPM Holdings (converted into 89,979 common units of Momentive Holdings) to MPM Holdings at a price equal to his original cost of $250,000.
Change-in-Control Payments
As noted above in the Narrative to the Outstanding Equity Awards Table, our Named Executive Officers will also be entitled to accelerated vesting of their outstanding unvested equity awards under the 2007 Long-Term Plan and the 2011 Equity Plan in connection with certain corporate transactions or change-in-control transactions. There was no value in any of the options held by our Named Executive Officers at December 31, 2012 as the option exercise prices all exceeded the year-end unit value as determined by the Momentive Holdings’ Board of Managers for management equity purposes.

As noted in the narrative to the Summary Compensation Table and Grants of Plan-Based Awards Table, upon a “Complete Change in Control,” as defined in the 2011 Equity Plan, 50% of the target awards to our Named Executive Officers under the 2012 LTIP, would vest and become payable. In such event, Messrs. Morrison, Carter, Bevilaqua, Plante and Johns would be entitled to payments of $2,625,000; $1,112,334; $858,000, $535,065 and $686,400, respectively.
Director Compensation - Fiscal 2012
We do not have a compensation program in effect for members of our Board of Directors. Each of our directors is a member of the Board of Managers of our ultimate parent, Momentive Holdings, and the non-employee directors receive director fees for their services to Momentive Holdings. During 2012, our non-employee directors earned the following compensation as directors of Momentive Holdings: Mr. Sambur, $94,000; Mr. Seminara, $ 94,000; and Mr. Zaken, $99,000. The Company declared dividends to fund 51% of the total fees earned in 2012 by the directors of Momentive Holdings.
At December 31, 2012, Messrs. Sambur, Seminara, and Zaken held options to purchase 50,000, 78,141, and 78,141 common units, respectively, in Momentive Holdings. All of the options held by Mr. Sambur and Mr. Zaken are fully vested. Of the options held by Mr. Seminara, 50,000 are fully vested. The remainder of Mr. Seminara's options vest upon an initial public offering of the Company or its parent.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
Messrs. Zaken and Sambur, whose names appear on the Compensation Committee Report above, are employed by Apollo Management, L.P., our indirect controlling shareholder. Neither of these directors is or has been an executive officer of the Company. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of our Compensation Committee during the fiscal year ended December 31, 2012.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Momentive Holdings is our ultimate parent company and indirectly owns 100% of our capital stock. The following table sets forth information regarding the beneficial ownership of Momentive Holdings common units, as of February 28, 2013, and shows the number of units and percentage owned by:

•	each person known to beneficially own more than 5% of the common units of Momentive Holdings;

•	each of MSC’s 2012 Named Executive Officers;

•	each member of the Board of Directors of MSC; and

•	all of the executive officers and members of the Board of Directors of MSC as a group.
As of February 28, 2013, Momentive Holdings had 308,081,120 common units issued and outstanding. The amounts and percentages of common units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated common units, and has not pledged any such units as security.

	Beneficial Ownership of Equity Securities
Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Apollo Funds (1)	278,426,128	90.4%
GE Capital Equity Investments, Inc. (2)	25,491,297	8.1%
Robert V. Seminara (3) (4)	50,000	*
Jordan C. Zaken (3) (4)	78,141	*
David B. Sambur (3) (4)	50,000	*
Craig O. Morrison (5) (8)	796,695	*
William H. Carter (6) (8)	637,356	*
Joseph P. Bevilaqua (7) (8)	323,352	*
Dale N. Plante (8) (9)	76,747	*
Douglas A. Johns (8) (10)	226,679	*
All Directors and Executive Officers as a group (14 persons) (11)	3,003,282	1.0%

*	less than 1%

(1)
Represents (i) 102,454,557 common units held of record by Apollo Investment Fund VI, L.P. (“AIF VI”); (ii) 94,365,980 common units held of record by AP Momentive Holdings LLC (“AP Momentive Holdings”); (iii) 75,154,788 common units held of record by AIF Hexion Holdings, L.P. (“AIF Hexion Holdings”); and (iv) 6,450,803 common units held of record by AIF Hexion Holdings II, L.P. (“AIF Hexion Holdings II,” and together with AIF VI, AP Momentive Holdings and AIF Hexion Holdings, the “Apollo Funds”). The amount reported as beneficially owned does not include common units held or beneficially owned by certain of the directors, executive officers and other members of our management or of Momentive Holdco, for which the Apollo Funds and their affiliates have voting power and the power to cause the sale of such shares under certain circumstances.

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
Apollo Management VI, L.P. (“Management VI”) is the manager of AP Momentive Holdings, and AIF VI Management, LLC (“AIF VI LLC”) is the general partner of Management VI. Apollo Management IV, L.P. (“Management IV”) is the manager of each of the AIF IV Funds. Apollo Management V, L.P. (“Management V”) is the manager of each of the AIF V Funds, and AIF V Management, LLC (“AIF V LLC”) is the general partner of Management V. Apollo Management, L.P. (“Apollo Management”) is the managing general partner of Management IV and the sole member and manager of AIF V LLC and AIF VI LLC. Apollo Management GP, LLC (“Management GP”) is the general partner of Apollo Management. Apollo Management Holdings, L.P. (“Management Holdings”) is the sole member and manager of Management GP, and Apollo Management Holdings GP, LLC (“Management Holdings GP”) is the general partner of Management Holdings.

Leon Black, Joshua Harris and Marc Rowan are the managers of each of Management Holdings GP and Principal Holdings I GP, as well as principal executive officers of Management Holdings GP, and as such may be deemed to have voting and dispositive control of the common units held of record by the Apollo Funds. The address of each of the Apollo Funds, AIF IV Hexion GP, AIF V Hexion GP, the AIF IV Funds, Advisors IV, ACM IV, the AIF V Funds, Advisors V, ACM V, Advisors VI, ACM VI, Principal Holdings I and Principal Holdings I GP is One Manhattanville Road, Suite 201, Purchase, New York 10577. The address of each of Management IV, Management V, AIF V LLC, Management VI, AIF VI LLC, Apollo Management, Management GP, Management Holdings, Management Holdings GP, and Messrs. Black, Harris and Rowan, is 9 West 57th Street, 43rd Floor, New York, New York 10019.

(2)
Includes 6,003,363 shares issuable upon exercise of a warrant issued on December 4, 2006. Also includes 77,103 common units issuable upon the exercise of an option that is currently exercisable. The address of GE Capital Equity Investments, Inc. is 299 Park Ave., New York, New York 10171.

(3)	The address for Messrs Seminara, Zaken and Sambur is c/o Apollo Management L.P., 9 West 57th Street, New York, New York 10019.

(4)	Represents common units issuable upon the exercise of options currently exercisable, or exercisable by April 29, 2013.

(5)
Includes 748,278 common units issuable upon the exercise of options currently exercisable or exercisable by April 29, 2013. Does not include 241,211 vested deferred units credited to Mr. Morrison’s account.

(6)
Includes 598,622 common units issuable upon the exercise of options currently exercisable or exercisable by April 29, 2013. Does not include 192,969 vested deferred units credited to Mr. Carter’s account.

(7)
Includes 292,766 common units issuable upon the exercise of options currently exercisable or exercisable by April 29, 2013. Does not include 80,403 vested deferred units credited to Mr. Bevilaqua’s account.

(8)	The address for Messrs. Morrison, Carter, Bevilaqua, Plante and Johns is c/o Momentive Specialty Chemicals Inc., 180 E. Broad St., Columbus, Ohio 43215.

(9)	Includes 57,560 common units issuable upon the exercise of options currently exercisable or exercisable by April 29, 2013.

(10)	Includes 120,219 common units issuable upon the exercise of options currently exercisable or exercisable by April 29, 2013.

(11)
Includes 2,589,403 common units issuable upon the exercise of options granted to our directors and executive officers that are currently exercisable or exercisable by April 29, 2013. Does not include 617,122 vested deferred common stock units.

We have no compensation plans that authorize issuing our common stock to employees or non-employees. In addition, there have been no sales or repurchases of our equity securities during the past fiscal year. However, we and our direct and indirect parent companies have in the past issued and may issue from time to time equity awards to our employees and directors that are denominated in or based upon the common units of our direct or ultimate parent. As the awards were granted in exchange for service to us these awards are included in our consolidated financial statements. For a discussion of these equity plans see Note 14 in Item 8 of Part II and Item 11 of Part III of this Annual Report on Form 10-K.

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
Related Transactions
Apollo Notes Registration Rights Agreement
On November 5, 2010, in connection with the issuance of the Company’s 9.00% Second-Priority Senior Secured Notes due 2020, we entered into a separate registration rights agreement with Apollo. The registration rights agreement gave Apollo the right to make three requests by written notice to us specifying the maximum aggregate principal amount of notes to be registered. The agreement required us to file a registration statement with respect to the notes it issued to Apollo as promptly as possible following receipt of each such notice. In 2011, we filed a registration statement on Form S-1 with the SEC to register the resale of $134 of Second-Priority Senior Secured Notes due 2020 held by an affiliate of Apollo, which was declared effective on May 7, 2012.
Management Consulting Agreement
We are subject to an Amended and Restated Management Consulting Agreement with Apollo (the “Management Consulting Agreement”) that renews on an annual basis, unless notice to the contrary is given by either party. Under the Management Consulting Agreement, we receive certain structuring and advisory services from Apollo and its affiliates. The Management Consulting Agreement provides indemnification to Apollo, its affiliates and their directors, officers and representatives for potential losses arising from these services. Apollo is entitled to an annual fee equal to the greater of $3 or 2% of the Company’s Adjusted EBITDA. Apollo elected to waive charges of any portion of the annual management fee due in excess of $3 for the year ended December 31, 2012. During the year ended December 31, 2012, we recognized an expense under the Management Consulting Agreement of $3. The Management Consulting Agreement also provides for a lump-sum settlement equal to the net present value of the remaining annual management fees payable under the remaining term of the agreement in connection with a sale or initial public offering by the Company.
Related Transactions resulting from the Momentive Combination
On October 1, 2010, in connection with the closing of the Momentive Combination, we entered into the Shared Services Agreement with MPM. Under this agreement, we provide to MPM, and MPM provides to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, legal and procurement services. The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between the parties. Service costs in 2012 were allocated 51% to us and 49% to MPM, except to the extent that 100% of any cost was demonstrably attributable to or for the benefit of either MPM or us, in which case the total cost was allocated 100% to such party. The Shared Services Agreement remains in effect until terminated according to its terms. Either party may terminate the agreement for convenience, without cause, by giving written notice not less than thirty (30) days prior to the effective date of termination.

Pursuant to this agreement, during the year ended December 31, 2012, we incurred approximately $155 of net costs for shared services and MPM incurred approximately $148 of net costs for shared services. Included in the net costs incurred during the year ended December 31, 2012 were net billings from us to MPM of $22. These net billings were made to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to 51% for us and 49% for MPM, as well as to reflect costs allocated 100% to one party. During the year ended December 31, 2012, we realized approximately $24 in cost savings as a result of the Shared Services Agreement. We had accounts receivable from MPM of less than $1 as of December 31, 2012, and accounts payable to MPM of less than $1 at December 31, 2012.
On March 17, 2011, we amended the Shared Services Agreement with MPM to reflect the terms of the Master Confidentiality and Joint Development Agreement (the “JDA”) by and between MPM and us entered into on the same date.
The Shared Services Agreement incorporates by reference the terms of the JDA and provides that in the event of a conflict between such agreements, the terms of the JDA shall control. The JDA, which is effective as of October 1, 2010, sets forth the terms and conditions for (i) the disclosure, receipt and use of each party’s confidential information; (ii) any research and development (“R&D”) collaborations agreed to be pursued by MPM and us; (iii) the ownership of products, technology and intellectual property (“IP”) resulting from such collaborations; (iv) licenses under each party’s respective IP; and (v) strategies for commercialization of products and/or technology developed under the agreement.
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
We also sell products to, and purchase products from, MPM pursuant to a Master Buy/Sell Agreement dated as of September 6, 2012 (the “Master Buy/Sell Agreement”). Prices under the agreement are determined by a formula based upon certain third party sales of the applicable product, or in the event that no qualifying third party sales have taken place, based upon the average contribution margin generated by certain third party sales of products in the same or a similar industry. The standard terms and conditions of the seller in the applicable jurisdiction apply to transactions under the Master Buy/Sell Agreement. A subsidiary of MPM also acts a non-exclusive distributor in India for certain of our subsidiaries pursuant to Distribution Agreements dated as of September 6, 2012 (the “Distribution Agreements”). Prices under the Distribution Agreements are determined by a formula based on the weighted average sales price of the applicable product less a margin. The Master Buy/Sell Agreement and Distribution Agreements have initial terms of 3 years and may be terminated for convenience by either party thereunder upon 30 days' prior notice in the case of the Master/Buy Sell Agreement and upon 90 days' prior notice in the case of the Distribution Agreements. Pursuant to these agreements and other purchase orders, we sold less than $1 of products to MPM during 2012, and we purchased $3 of products from MPM. As of December 31, 2012, we had less than $1 of accounts receivable from MPM and less than $1 of accounts payable to MPM related to these agreements.
Transactions related to the Terminated Merger Agreement and Settlement with Huntsman
In connection with the terminated Huntsman merger and related litigation settlement agreement and release among us, Huntsman and other parties entered into on December 14, 2008, we paid Huntsman $225. The settlement payment was funded to us by an advance from Apollo, while reserving all rights with respect to reallocation of the payments to other affiliates of Apollo. Under the provisions of the settlement agreement and release, we were only contractually obligated to reimburse Apollo for any insurance recoveries on the $225 settlement payment, net of expense incurred in obtaining such recoveries. Apollo agreed that the payment of any such insurance recoveries would satisfy our obligation to repay amounts received under the $225 advance.
In April 2012, we agreed to a settlement with its insurers to recover $10 in proceeds associated with the $225 settlement payment made to Huntsman in 2008. During the year ended December 31, 2012, we recognized the $10 settlement, which was recorded net of approximately $2 of fees related to the settlement. In July 2012, we received approximately $1 from our insurers for reimbursement of expenses incurred in obtaining the recoveries, and remitted to Apollo the remaining $7 of the insurance settlement. Following receipt of the settlement payment, Apollo acknowledged the satisfaction of our obligations to Apollo with respect to the $225 advance, which was previously recorded as a long-term liability. The remaining $218 was reclassified from a long-term liability to equity as a capital contribution from Apollo during the year ended December 31, 2012.
Preferred Equity Commitment and Issuance
In December 2011, in conjunction with the repayment of a term loan of $100 extended to us by certain affiliates of Apollo, Momentive Holdings issued 28,785,935 preferred units and 28,785,935 warrants to purchase common units of Momentive Holdings to affiliates of Apollo for a purchase price of $205 (the “Preferred Equity Issuance”), representing the initial $200 face amount, plus amounts earned from the interim liquidity facilities, less related fees and expenses. Momentive Holdings contributed $189 of the proceeds from the Preferred Equity Issuance to MSC Holdings and MSC Holdings contributed the amount to the Company. As of December 31, 2011, we had recognized a capital contribution of $204, representing the total proceeds from the Preferred Equity Issuance, less related fees and expenses. The remaining $16 was held in a reserve account at December 31, 2011 by Momentive Holdings to redeem any additional preferred units from Apollo equal to the aggregate number of preferred units and warrants subscribed for by all other members of Momentive Holdings. In January 2012, we received the remaining $16 of proceeds held in the reserve account.

Purchases and Sales of Products and Services with Affiliates Other than MPM
We sell products to various Apollo affiliates other than MPM. These sales were $36 for the year ended December 31, 2012. Accounts receivable from these affiliates were $26 at December 31, 2012. We also purchase raw materials and services from various Apollo affiliates other than MPM. These purchases were $34 for the year ended December 31, 2012. We had accounts payable to these affiliates of $4 at December 31, 2012.
Participation of Apollo Global Securities in Refinancing Transactions

In March 2012, Apollo Global Securities, LLC (“AGS”), an affiliate of Apollo, acted as one of the initial purchasers and received approximately $1 in connection with the sale of $450 aggregate principal amount of our 6.625% First-Priority Senior Secured Notes due 2020.
In January 2013, AGS acted as one of the initial purchasers and received approximately $1 in connection with the sale of an additional $1,100 aggregate principal amount of our 6.625% First-Priority Senior Secured Notes due 2020. AGS also received $1 in structuring fees in connection with the 2013 Refinancing Transactions.
Other Transactions and Arrangements
Momentive Holdings purchases insurance policies which cover us and MPM. Amounts are billed to us based on our relative share of the insurance premiums. Momentive Holdings billed us $12 for the year ended December 31, 2012. We had accounts payable to Momentive Holdings of $4 under these arrangements at December 31, 2012.
We sell finished goods to, and purchase raw materials from, the foundry joint venture between us and Delta-HA, Inc. (“HAI”). We also provide toll-manufacturing and other services to HAI. Our investment in HAI is recorded under the equity method of accounting, and the related sales and purchases are not eliminated from our Consolidated Financial Statements. However, any profit on these transactions is eliminated in our Consolidated Financial Statements to the extent of our 50% interest in HAI. Sales and services provided to HAI were $108 for the year ended December 31, 2012. Accounts receivable from HAI were $16 at December 31, 2012. Purchases from HAI were $31 for the year ended December 31, 2012. We had accounts payable to HAI of $6 at December 31, 2012. Additionally, HAI declared dividends to us of $13 during the year ended December 31, 2012. No amounts remain outstanding related to previously declared dividends as of December 31, 2012.
Our purchase contracts with HAI represent a significant portion of HAI’s total revenue, and this factor results in us absorbing the majority of the risk from potential losses or the majority of the gains from potential returns. However, we do not have the power to direct the activities that most significantly impact HAI, and therefore, do not consolidate HAI. The carrying value of HAI’s assets were $52 at December 31, 2012 and the carrying value of HAI’s liabilities were $18 at December 31, 2012.
In February 2013, the Company resolved a dispute with HAI regarding the prices HAI paid to the Company for raw materials used to manufacture dry and liquid resins. As part of the resolution, the Company will provide discounts to HAI on future purchases of dry and liquid resins totaling $16 over a period of three years. The $16 has been recorded net of $8 of income during the year ended December 31, 2012, which represents the Company's benefit from the discounts due to its 50% ownership interest in HAI.
We had a loan receivable from our unconsolidated forest products joint venture in Russia of less than $1 as of December 31, 2012. We also had royalties receivable from the joint venture of $5 as of December 31, 2012.
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

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES
PricewaterhouseCoopers LLP (“PwC”) is the Company’s principal accounting firm. The following table sets forth the fees billed by PwC to the Company in 2012 and 2011 (in millions):

	PwC
	2012	2011
Audit fees (1)	$3	$3
Audit-related fees (2)	—	4
Tax Fees (3)	1	1
Total fees	$4	$8

(1)
Audit Fees: This category includes fees and expenses billed by PwC for the audits of the Company’s financial statements and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q. This category includes audit fees and expenses for engagements performed at U.S. and international locations, including stand-alone audits of Momentive International Holdings Cooperatief U.A. for the fiscal years ended December 31, 2012 and 2011.

(2)
Audit-Related Fees: This category includes fees and expenses billed by PwC for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. This category includes fees for the reviews of SEC registration statements and other SEC reporting services as well as audit fees for other stand-alone financial statements of certain entities of the registrant.

(3)	Tax Fees: This category includes fees and expenses billed by PwC for domestic and international tax compliance and planning services and tax advice.
Pre-Approval Policy and Procedures
Under a policy adopted by the Audit Committee, all audit and non-audit services provided by our principal accounting firms must be pre-approved by the Audit Committee or a member designated by the Audit Committee. All services pre-approved by the designated member are reported to the full Audit Committee at its next regularly scheduled meeting. The pre-approval of audit and non-audit services may be made at any time up to a year before the commencement of the specified service. Under the policy, the Company is prohibited from using its principal accounting firms for certain non-audit services, the list of which is based upon the list of prohibited activities in the SEC’s rules and regulations. Pursuant to the pre-approval provisions set forth above, the Audit Committee approved all services related to the Audit Fees and Tax Fees described in (a) through (b) above.

PART IV
ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)
Consolidated Financial Statements – The financial statements and related notes of Momentive Specialty Chemicals Inc., and the reports of independent registered public accounting firms are included at Item 8 of this report.

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

(3)	Exhibits Required by SEC Regulation S-K – The following Exhibits are filed herewith or incorporated herein by reference:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
2.1†	Transaction Agreement dated as of April 22, 2005 among RPP Holdings, Resolution Specialty Materials Holdings LLC, BHI Acquisition Corp., BHI Merger Sub One, BHI Merger Sub Two Inc. and Borden Chemical Inc.	S-1/A	333-124287	2.1	7/15/2005
2.2†	SOC Resins Master Sale Agreement dated July 10, 2000 among Shell Oil Company, Resin Acquisition, LLC and Shell Epoxy Resins Inc.	S-4	333-57170	2.1	3/16/2001
2.3†	SPNV Resins Sale Agreement dated as of September 11, 2000 between Shell Petroleum N.V. and Shell Epoxy Resins Inc.	S-4	333-57170	2.2	3/16/2001
2.4	Assignment and Assumption Agreement dated November 13, 2000 between Shell Epoxy Resins Inc. and Shell Epoxy Resins LLC	S-4	333-57170	2.3	3/16/2001
2.5	Assignment and Assumption Agreement dated November 14, 2000 between Resin Acquisition, LLC and RPP Holdings LLC	S-4	333-57170	2.4	3/16/2001
3.1	Restated Certificate of Incorporation of Hexion Specialty Chemicals, Inc. dated as of July 18, 2006	S-4	333-135482	3.5	8/1/2006
3.2	Amended and Restated Bylaws of Hexion Specialty Chemicals, Inc. dated as of July 18, 2006	S-4	333-135482	3.6	8/1/2006
3.3	Agreement of Combination with Momentive Performance Material Holdings Inc on September 11, 2010	8-K	001-00071	99.1	9/13/2010
3.4	Certificate of Amendment to the Certificate of Incorporation, dated October 1, 2010 changing the name of the corporation to Momentive Specialty Chemicals Inc.	8-K	001-00071	3.1	10/1/2010
3.5	Amended and Restated Bylaws of Momentive Specialty Chemicals Inc.					X
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
		S-3	33-45770	4(a) thru 4(d)
4.3	Indenture dated as of November 3, 2006 among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, Hexion Specialty Chemicals, Inc., the guarantors named therein and Wilmington Trust Company, as trustee, related to the $200,000,000 second-priority senior secured floating rate notes due 2014 and the $625,000,000 9 3/4% second-priority senior secured notes due 2014.	10-Q	001-00071	4.3	11/14/2006
4.4	Indenture, dated as of January 29, 2010, by and among Hexion Finance Escrow LLC, Hexion Escrow Corporation and Wilmington Trust FSB, as trustee.	8-K	001-00071	4.1	2/4/2010
4.5	Supplemental Indenture, dated as of January 29, 2010, by and among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, the guarantors party thereto and Wilmington Trust FSB, as trustee.	8-K	001-00071	4.2	2/4/2010
4.6	Supplemental Indenture, dated as of June 4, 2010, by and among NL COOP Holdings LLC, Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, the guarantors party thereto and Wilmington Trust Company, as trustee.	8-K	001-00071	4.1	6/9/2010
4.7	Supplemental Indenture, dated as of June 4, 2010, by and among NL COOP Holdings LLC, Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, the guarantors party thereto and Wilmington Trust FSB, as trustee.	8-K	001-00071	4.2	6/9/2010

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
4.8	Indenture, dated as of November 5, 2010, among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, the Company, the guarantors named therein and Wilmington Trust Company, as trustee, related to the $574,016,000 9.0% second-priority senior secured floating rate notes due 2020.	8-K	001-00071	4.1	11/12/2010
4.9	Indenture, dated as of March 14, 2012, among Hexion U.S. Finance Corp., Momentive Specialty Chemicals Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, related to the $450,000,000 first-priority senior secured notes due 2020.	8-K	001-00071	4.1	3/20/2012
4.10	Second Supplemental indenture, dated as of January 14, 2013, among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, Momentive Specialty Chemicals Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee, related to the additional $200,000,000 8.875% senior secured notes due 2018.	8-K	001-00071	4.1	1/18/2013
4.11	First Supplemental Indenture, dated as of January 31, 2013, among Hexion U.S. Finance Corp., Momentive Specialty Chemicals Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee.	8-K	001-00071	4.1	2/6/2013
10.1‡	BHI Acquisition Corp. 2004 Deferred Compensation Plan	10-Q	001-00071	10(iv)	11/15/2004
10.2‡	BHI Acquisition Corp. 2004 Stock Incentive Plan	10-Q	001-00071	10(v)	11/15/2004
10.3‡	Resolution Performance Products Inc. 2000 Stock Option Plan	S-4	333-57170	10.26	3/16/2001
10.4‡	Resolution Performance Products Inc. 2000 Non - Employee Directors Stock Option Plan	S-4	333-57170	10.27	3/16/2001
10.5‡	Amended and Restated Resolution Performance Products, Inc. Restricted Unit Plan, as amended and restated May 31, 2005	S-1/A	333-124287	10.34	9/19/2005
10.6‡	Form of Non-Qualified Stock Option Agreement between BHI Acquisition Corp. and certain optionees	S-4	333-122826	10.12	2/14/2005
10.7‡	Resolution Specialty Materials Inc. 2004 Stock Option Plan	S-1/A	333-124287	10.52	7/15/2005
10.8‡	Form of Nonqualified Stock Option Agreement for Resolution Specialty Materials Inc. 2004 Stock Option Plan	S-1/A	333-124287	10.53	7/15/2005
10.9‡	Form of Nonqualified Stock Option Agreement for Resolution Performance Products Inc. 2000 Stock Option Plan	S-1/A	333-124287	10.54	7/15/2005
10.10‡	Form of Nonqualified Stock Option Agreement for Resolution Performance Products Inc. 2000 Non-Employee Director Stock Option Plan	S-1/A	333-124287	10.55	7/15/2005
10.11‡	Hexion LLC 2007 Long-Term Incentive Plan dated April 30, 2007	10-Q	001-00071	10.1	8/14/2007
10.12	Amended and Restated Investor Rights Agreement dated as of May 31, 2005 between Hexion LLC, Hexion Specialty Chemicals, Inc. and the holders that are party thereto	S-1/A	333-124287	10.63	7/15/2005
10.13	Registration Rights Agreement dated as of May 31, 2005 between Hexion Specialty Chemicals, Inc. and Hexion LLC	S-1/A	333-124287	10.64	7/15/2005
10.14‡	Amended and Restated Executives’ Supplemental Pension Plan for Hexion Specialty Chemicals, Inc., dated as of September 7, 2005	8-K	001-00071	10	9/12/2005
10.15	Borden, Inc. Advisory Directors Plan dated 7/1/89	10-K	001-00071	10(viii)	7/1/1989
10.16‡	Hexion Specialty Chemicals, Inc. 2009 Leadership Long-Term Cash Incentive Plan	10-K	001-00071	10.21	3/11/2009
10.17‡	Hexion Specialty Chemicals, Inc. 2009 Incentive Compensation Plan	10-K	001-00071	10.25	3/11/2009
10.18‡	Hexion Specialty Chemicals, Inc. 2010 Incentive Compensation Plan	10-K	001-00071	10.2	3/9/2010
10.19‡	Amended and Restated Employment Agreement dated as of August 12, 2004 between Hexion Specialty Chemicals, Inc. and Craig O. Morrison	10-Q	001-00071	10(i)	11/15/2004
10.20‡	Amended and Restated Employment Agreement dated as of August 12, 2004 between Hexion Specialty Chemicals, Inc. and Joseph P. Bevilaqua	10-Q	001-00071	10(ii)	11/15/2004
10.21‡	Summary of Terms of Employment between Hexion Specialty Chemicals, Inc. and Joseph P. Bevilaqua dated August 10, 2008	10-K	001-00071	10.23	3/9/2010
10.22‡	International assignment agreement dated as of November 13, 2008 between Hexion Specialty Chemicals, Inc. and Joseph P. Bevilaqua	10-K	001-00071	10.28	3/11/2009
10.23‡	Amended and Restated Employment Agreement dated as of August 12, 2004 between Hexion Specialty Chemicals, Inc. and William H. Carter	10-Q	001-00071	10(iii)	11/15/2004
10.24‡	Summary of Terms of Employment between Hexion Specialty Chemicals, Inc. and Judith A. Sonnett dated September 21, 2007	10-K	001-00071	10.29	3/9/2010
10.25‡	Addition of Terms of Employment between Hexion Specialty Chemicals, Inc. and Dale N. Plante, Supplement to August 2008 Promotional Employment Offer dated as of July 16, 2009	10-K	001-00071	10.27	2/28/2011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.26‡	Momentive Specialty Chemicals Inc. Supplemental Executive Retirement Plan, dated as of December 31, 2011	8-K	001-00071	99.1	1/6/2012
10.27	Master Asset Conveyance and Facility Support Agreement, dated as of December 20, 2002, between Borden Chemical and Borden Chemicals and Plastics Operating Limited Partnership	10-K	001-00071	(10)(xxvi)	3/28/2003
10.28	Environmental Servitude Agreement, dated as of December 20, 2002, between Borden Chemical and Borden Chemicals and Plastics Operating Limited Partnership	10-K	001-00071	(10)(xxvii)	3/28/2003
10.29	Intellectual Property Transfer and License Agreement and Contribution Agreement dated as of November 14, 2000 between Shell Oil Company and Shell Epoxy Resins LLC	S-4	333-57170	10.13	3/16/2001
10.30	Intellectual Property Transfer and License Agreement and Contribution Agreement dated as of November 14, 2000 between Shell Internationale Research Maatschappij B.V. and Shell Epoxy Resins Research B.V	S-4	333-57170	10.14	3/16/2001
10.31	First Amended and Restated Deer Park Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2000 between Shell Chemical Company, for itself and as agent for Shell Oil Company, and Shell Epoxy Resins LLC	S-4	333-57170	10.19	3/16/2001
10.32	First Amended and Restated Pernis Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2000 between Resolution Europe B.V. (f/k/a Resolution Nederland B.V., f/k/a Shell Epoxy Resins Nederland B.V.) and Shell Nederland Raffinaderij B.V.	S-4	333-57170	10.21	3/16/2001
10.33	First Amended and Restated Pernis Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2000 between Resolution Europe B.V. (f/k/a Resolution Nederland B.V., f/k/a Shell Epoxy Resins Nederland B.V.) and Shell Nederland Chemie B.V.	S-4	333-57170	10.22	3/16/2001
10.34†	Second Amended and Restated Norco Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2004 between Shell Chemical L.P. and Resolution Performance Products LLC.	10-K	001-00071	10.45	3/22/2007
10.35	Deer Park Ground Lease and Grant of Easements dated as of November 1, 2000 between Shell Oil Company and Shell Epoxy Resins LLC	S-4	333-57170	10.23	3/16/2001
10.36	Norco Ground Lease and Grant of Servitudes dated as of November 1, 2000 between Shell Oil Company and Shell Epoxy Resins LLC	S-4	333-57170	10.24	3/16/2001
10.37	Amended and Restated Agreement of Sub-Lease (Pernis) dated as of November 1, 2000 between Resolution Europe B.V. (f/k/a Resolution Nederland B.V., f/k/a Shell Epoxy Resins Nederland B.V.) and Shell Nederland Raffinaderij B.V.	S-4	333-57170	10.25	3/16/2001
10.38	Amended and Restated Management Consulting Agreement dated as of May 31, 2005 between Borden Chemical, Inc. and Apollo Management V, L.P.	S-1/A	333-124287	10.66	7/15/2005
10.39	Intercreditor Agreement dated as of November 3, 2006 among Hexion Specialty Chemicals, Inc., Hexion LLC, the subsidiary parties thereto, Wilmington Trust Company as trustee and JPMorgan Chase Bank, N.A. as intercreditor agent	10-Q	001-00071	10.1	11/14/2006
10.40	Registration Rights Agreement dated as of November 3, 2006 among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance ULC, Hexion Specialty Chemicals, Inc. and subsidiary parties thereto and Credit Suisse Securities (USA) LLC and JPMorgan Securities, Inc. as initial purchasers.	10-Q	001-00071	10.2	11/14/2006
10.41	Collateral Agreement dated as of November 3, 2006 among Hexion Specialty Chemicals, Inc. and subsidiary parties thereto, and Wilmington Trust Company, as Collateral Agent.	10-K	001-00071	10.57	3/11/2009
10.42	Second Amended and Restated Collateral Agreement dated as of November 3, 2006 among Hexion LLC, Hexion Specialty Chemicals, Inc. and subsidiary parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	10-K	001-00071	10.58	3/11/2009
10.43	Second Amended and Restated Credit Agreement with exhibits and schedules dated as of November 3, 2006 among Hexion LLC, Hexion Specialty Chemicals, Inc., Hexion Specialty Chemicals Canada, Inc., Hexion Specialty Chemicals B.V., Hexion Specialty Chemicals UK Limited, Borden Chemical UK Limited, the lenders party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent, Credit Suisse, as Syndication Agent and J.P. Morgan Securities Inc. and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners.	10-Q	001-00071	10.1	8/13/2009

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.44	Incremental Facility Amendment and Amendment No. 1 with exhibits and schedules to the Second Amended and Restated Credit Agreement dated as of June 15, 2007 among Hexion LLC, Hexion Specialty Chemicals, Inc., Hexion Specialty Chemicals Canada, Inc., Hexion Specialty Chemicals B.V., Hexion Specialty Chemicals UK Limited, Borden Chemical UK Limited, the lenders party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent	10-Q	001-00071	10.2	8/13/2009
10.45	Second Incremental Facility Amendment with exhibits and schedules to the Second Amended and Restated Credit Agreement dated as of August 7, 2007 among Hexion LLC, Hexion Specialty Chemicals, Inc., Hexion Specialty Chemicals Canada, Inc., Hexion Specialty Chemicals B.V., Hexion Specialty Chemicals UK Limited, Borden Chemical UK Limited, the lenders party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent	10-Q	001-00071	10.3	8/13/2009
10.46	Settlement Agreement and Release, dated December 14, 2008, among Huntsman Corporation, Jon M. Huntsman, Peter R. Huntsman, Hexion Specialty Chemicals, Inc., Hexion LLC, Nimbus Merger Sub, Inc., Craig O. Morrison, Leon Black, Joshua J. Harris and Apollo Global Management, LLC and certain of its affiliates	8-K	001-00071	10.1	12/15/2008
10.47	Commitment Letter dated as of March 3, 2009 among the Hexion Specialty Chemicals, Inc., Hexion LLC, Euro VI (BC) S.a.r.l., Euro V (BC) S.a.r.l. and AAA Co-Invest VI (EHS-BC) S.a.r.l.	8-K	001-00071	10.1	3/3/2009
10.48	Credit Agreement with exhibits and schedules dated as of March 3, 2009 among Hexion Specialty Chemicals, Inc., Borden Luxembourg S.a.r.l., Euro V (BC) S.a.r.l., Euro VI (BC) S.a.r.l. and AAA Co-Invest VI (EHS-BC) S.a.r.l.	10-Q	001-00071	10.4	8/13/2009
10.49	Indemnification Agreement dated as of March 3, 2009 among Apollo Management, L.P. and subsidiary parties thereto, Hexion LLC, Hexion Specialty Chemicals, Inc. and Nimbus Merger Sub Inc.	8-K	001-00071	10.3	3/3/2009
10.50	Amendment Agreement to Credit Agreement, dated as of January 25, 2010, among Hexion LLC, Hexion Specialty Chemicals, Inc., Hexion Specialty Chemicals Canada, Inc., Hexion Specialty Chemicals B.V., Hexion Specialty Chemicals UK Limited, Borden Chemical UK Limited, the Subsidiary Loan Parties party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent.	8-K/A	001-00071	10.1	2/4/2010
10.51	Registration Rights Agreement, dated as of January 29, 2010, by and among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, the guarantors party thereto and Credit Suisse Securities (USA) LLC, as representative of the initial purchasers.	8-K	001-00071	4.3	2/4/2010
10.52	Third Amended and Restated Credit Agreement, dated as of January 29, 2010, among Hexion LLC, Hexion Specialty Chemicals, Inc., each subsidiary of Hexion Specialty Chemicals, Inc. from time to time party thereto, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K/A	001-00071	10.1	2/4/2010
10.53	Intercreditor Agreement, dated as of January 29, 2010, by and among JPMorgan Chase Bank, as intercreditor agent, Wilmington Trust FSB, as trustee and collateral agent, Hexion LLC, Hexion Specialty Chemicals, Inc. and certain subsidiaries.	8-K/A	001-00071	10.1	2/4/2010
10.54	Joinder and Supplement to Intercreditor Agreement dated January 29, 2010, by and among Wilmington Trust FSB, as trustee under the Indenture, JPMorgan Chase Bank, as intercreditor agent, Wilmington Trust Company, as trustee and collateral agent and as second-priority agent, Hexion LLC, Hexion Specialty Chemicals, Inc. and each subsidiary of Hexion Specialty Chemicals, Inc. from time to time party thereto.	8-K	001-00071	10.3	2/4/2010
10.55	Notes Collateral Agreement dated and effective as of January 29, 2010, among Hexion Specialty Chemicals, Inc., each Subsidiary Party thereto and Wilmington Trust FSB, as collateral agent.	8-K	001-00071	10.4	2/4/2010
10.56	SUPPLEMENT dated as of June 4, 2010, to the U.S. Guarantee Agreement dated as of May 31, 2005, among HEXION LLC, a Delaware limited liability company, HEXION SPECIALTY CHEMICALS, INC., a New Jersey corporation, each Domestic Subsidiary Loan Party party thereto and JPMORGAN CHASE BANK, N.A., as Administrative Agent (in such capacity, the “Administrative Agent”) for the Lenders (as defined therein).	8-K	001-00071	10.1	6/9/2010
10.57	SUPPLEMENT dated as of June 4, 2010, to the Foreign Guarantee Agreement dated as of May 31, 2005, among HEXION LLC, a Delaware limited liability company, HEXION SPECIALTY CHEMICALS, INC., a New Jersey corporation, each Foreign Subsidiary Loan Party party thereto and JPMORGAN CHASE BANK, N.A., as Administrative Agent (in such capacity, the “Administrative Agent”) for the Lenders (as defined therein).	8-K	001-00071	10.2	6/9/2010

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.58	SUPPLEMENT dated as of June 4, 2010, to the Third Amended and Restated Collateral Agreement dated as of January 29, 2010, among HEXION LLC, a Delaware limited liability company, HEXION SPECIALTY CHEMICALS, INC., a New Jersey corporation, each Subsidiary Party party thereto and JPMORGAN CHASE BANK, N.A., as Applicable First Lien Representative (in such capacity, the “Applicable First Lien Representative”) for the Secured Parties (as defined therein).	8-K	001-00071	10.3	6/9/2010
10.59	SUPPLEMENT dated as of June 4, 2010, to the Collateral Agreement dated as of January 29, 2010, among HEXION SPECIALTY CHEMICALS, INC., a New Jersey corporation, each Subsidiary Party party thereto and WILMINGTON TRUST FSB, as Collateral Agent (in such capacity, the “Collateral Agent”) for the Secured Parties (as defined therein).	8-K	001-00071	10.4	6/9/2010
10.60	SUPPLEMENT dated as of June 4, 2010, to the Collateral Agreement dated as of November 3, 2006, among HEXION SPECIALTY CHEMICALS, INC., a New Jersey corporation, each Subsidiary Party party thereto and WILMINGTON TRUST COMPANY, as Collateral Agent (in such capacity, the “Collateral Agent”) for the Secured Parties (as defined therein).	8-K	001-00071	10.5	6/9/2010
10.61	Registration Rights Agreement dated as of November 5, 2010 among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance ULC, the Company and subsidiary parties thereto and Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., UBS Securities LLC, Deutsche Bank Securities Inc, Goldman, Sachs & Co., BMO Capital Markets Corp and JPMorgan Securities LLC, as initial purchasers.	8-K	001-00071	4.2	11/12/2010
10.62	Registration Rights Agreement, dated November 5, 2010, among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, the Guarantors, including the Company, and Euro VI (BC) S.a r.l.	8-K	001-00071	4.3	11/12/2010
10.63	Third Joinder and Supplement to Intercreditor Agreement, dated as of November 5, 2010, by and among JPMorgan Chase Bank, as intercreditor agent, Wilmington Trust Company, as trustee and collateral agent, Hexion LLC, the Company and certain of its subsidiaries.	8-K	001-00071	10.1	11/12/2010
10.64	Joinder and Supplement to Collateral Agreement dated November 5, 2010 among the Company and subsidiary parties thereto, and Wilmington Trust Company, as trustee and collateral agent.	8-K	001-00071	10.2	11/12/2010
10.65	Supplement, dated as of December 15, 2010 to the Foreign Guarantee Agreement, dated as of May 31, 2005 among Momentive Specialty Chemicals Holdings LLC, Momentive Specialty Chemicals Inc., each Foreign Subsidiary Loan Party party thereto and JP Morgan Chase Bank, as administrative agent for the Lenders.	8-K	001-00071	10.1	12/15/2010
10.66	Shared Services agreement, dated as of October 1, 2010, by and among Hexion Specialty Chemicals, Inc. and Momentive Performance Materials Inc.,and the other Persons party thereto	10-K	001-00071	10.68	2/28/2011
10.67	Purchase and Sale Agreement, dated November 30, 2010, by and between Momentive Specialty Chemicals Inc. and Harima Chemicals, Inc.	8-K	001-00071	2.01	2/4/2011
10.68‡	Form of Restricted Deferred Unit Award Agreement of Momentive Performance Materials Holdings LLC	S-4	333-172943	10.7	3/18/2011
10.69‡	Form of Unit Option Agreement of Momentive Performance Materials Holdings LLC	S-4	333-172943	10.71	3/18/2011
10.70‡	Form of Director Unit Option Agreement of Momentive Performance Materials Holdings LLC	S-4	333-172943	10.72	3/18/2011
10.71‡	Management Investor Rights Agreement, dated as of February 23, 2011 by and among Momentive Performance Materials Holdings LLC and the Holders	S-4	333-172943	10.73	3/18/2011
10.72	Amended and Restated Shared Services Agreement dated March 17, 2011 by and among Momentive Performance Materials Inc., its subsidiaries, and Momentive Specialty Chemicals Inc.	8-K	001-00071	10.1	3/17/2011
10.73	Master Confidentiality and Joint Development Agreement entered into on March 17, 2011 by and between Momentive Performance Materials Inc. and Momentive Specialty Chemicals Inc.	8-K	001-00071	10.2	3/17/2011
10.74‡	Momentive Performance Materials Holdings LLC 2011 Incentive Compensation Plan	10-Q	001-00071	10.1	5/13/2011
10.75	Amendment Two to Second Amended and Restated Norco Site Services, Utilities, Materials and Facilities Agreement dated January 1, 2011 between Shell Chemical L.P. and Momentive Specialty Chemicals Inc.	10-Q	001-00071	10.2	5/13/2011
10.76	Third Incremental Facility Amendment, dated as of May 18, 2011, by and among Momentive Specialty Chemicals Inc., the other borrowers named therein, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-00071	10.1	5/23/2011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.77	Registration Rights Agreement, dated as March 14, 2012, by and among Hexion U.S. Finance Corp., Momentive Specialty Chemicals Inc., the other guarantors party thereto and J.P. Morgan Securities LLC, as representative of the initial purchasers.	8-K	001-00071	4.2	3/20/2012
10.78	Incremental Assumption Agreement, dated as of March 14, 2012, among Momentive Specialty Chemicals Holdings LLC, Momentive Specialty Chemicals Inc., Momentive Specialty Chemicals Canada Inc., Momentive Specialty Chemicals B.V., Borden Chemical UK Limited, the lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent.	8-K	001-00071	10.1	3/20/2012
10.79	First Lien Intercreditor Agreement, dated as of March 14, 2012, among JPMorgan Chase Bank N.A., as collateral agent and administrative agent, Wilmington Trust, National Association, as initial other authorized representative, and each additional authorized representative from time to time party thereto.	8-K	001-00071	10.2	3/20/2012
10.80	Joinder and Supplement to Intercreditor Agreement dated, January 29, 2010, by and among Wilmington Trust, National Association, as trustee, JPMorgan Chase Bank N.A., as intercreditor agent, Wilmington Trust, National Association, as trustee and collateral agent and as second-priority agent, Momentive Specialty Chemicals Holdings LLC, Momentive Specialty Chemicals Inc. and each subsidiary of Momentive Specialty Chemicals Inc. party thereto.	8-K	001-00071	10.4	3/20/2012
10.81	Fourth Joinder and Supplement to Intercreditor Agreement, dated as of March 14, 2013, by and among Wilmington Trust, National Association, as trustee, JPMorgan Chase Bank N.A., as intercreditor agent, Wilmington Trust Company, as trustee and collateral agent and as second-priority agent, Momentive Specialty Chemicals Holdings LLC, Momentive Specialty Chemicals Inc. and each subsidiary of Momentive Specialty Chemicals Inc. party thereto.	8-K	001-00071	10.5	3/20/2012
10.82‡	Momentive Performance Materials Holdings LLC 2012 Incentive Compensation Plan	10-Q	001-00071	10.1	5/8/2012
10.83‡	First Amended Resolution Specialty Materials Inc 2004 Stock Option Plan	10-Q	001-00071	10.1	11/13/2012
10.84‡	First Amended Hexion LLC 2007 Long-Term Incentive Plan	10-Q	001-00071	10.2	11/13/2012
10.85	Registration Rights Agreement, dated as January 14, 2013, by and among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, Momentive Specialty Chemicals Inc., the other guarantors party thereto and Credit Suisse Securities (USA) LLC	8-K	001-00071	4.2	1/18/2013
10.86	Amendment to Third Amended and Restated Credit Agreement, dated as of January 14, 2013, among Momentive Specialty Chemicals Holdings LLC, Momentive Specialty Chemicals Inc., Momentive Specialty Chemicals Canada Inc., Momentive Specialty Chemicals B.V., Momentive Specialty Chemicals UK Limited, Borden Chemical UK Limited, the lenders party thereto from time to time, JPMorgan Chase Bank N.A., as administrative agent for the lenders and the other parties named therein.	8-K	001-00071	10.1	1/18/2013
10.87	Fifth Joinder and Supplement to Intercreditor Agreement, dated January 14, 2013, by and among Wilmington Trust, National Association, as trustee, JPMorgan Chase Bank N.A., as intercreditor agent, Wilmington Trust, National Association, as trustee and collateral agent and as second-priority agent, Momentive Specialty Chemicals Holdings LLC, Momentive Specialty Chemicals Inc. and each subsidiary of Momentive Specialty Chemicals Inc. party thereto.	8-K	001-00071	10.2	1/18/2013
10.88	Amendment No. 1 to the Momentive Performance Materials Holdings LLC 2011 Equity Incentive Plan	8-K	001-00071	10.1	3/6/2013
10.89	Form of Restricted Deferred Unit Agreement of Momentive Performance Materials Holdings LLC	8-K	001-00071	10.2	3/6/2013
10.90	Form of Unit Option Agreement of Momentive Performance Materials Holdings LLC	8-K	001-00071	10.3	3/6/2013
10.91‡	Momentive Performance Materials Holdings LLC 2013 Incentive Compensation Plan					X
10.92‡	Momentive Performance Materials Holdings LLC 2012 Long-Term Cash Incentive Plan					X
10.93‡	Amended and Restated Momentive Performance Materials Holdings LLC 2011 Equity Incentive Plan					X
10.94‡	Special recognition bonus letter to Dale Plante dated November 15, 2011					X
12.1	Statement regarding Computation of Ratios					X
18.1	Letter from PricewaterhouseCoopers, dated February 28, 2011 regarding preferability of a change in accounting principle	10-K	001-00071	18.1	2/28/2011
21.1	List of Subsidiaries of Momentive Specialty Chemicals Inc.					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
31.1	Rule 13a-14 Certifications					X
	(a) Certificate of the Chief Executive Officer					X
	(b) Certificate of the Chief Financial Officer					X
32.1	Section 1350 Certifications					X
101.INS*	XBRL Instance Document					X
101.SCH*	XBRL Schema Document					X
101.CAL*	XBRL Calculation Linkbase Document					X
101.LAB*	XBRL Label Linkbase Document					X
101.PRE*	XBRL Presentation Linkbase Document					X
101.DEF*	XBRL Definition Linkbase Document					X

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
Date: April 1, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Signature	Date
Craig O. Morrison	Director, President and Chief Executive Officer (Principal Executive Officer)	/s/ Craig O. Morrison	April 1, 2013

William H. Carter	Director, Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	/s/ William H. Carter	April 1, 2013

Robert V. Seminara	Director	/s/ Robert V. Seminara	April 1, 2013

Jordan C. Zaken	Director	/s/ Jordan C. Zaken	April 1, 2013

David B. Sambur	Director	/s/ David B. Sambur	April 1, 2013

MOMENTIVE INTERNATIONAL HOLDINGS COOPERATIEF U.A.
CONSOLIDATED BALANCE SHEETS

(In millions)	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $18 and $3, respectively) (See Note 2)	$121	$164
Short-term investments	5	7
Accounts receivable (net of allowance for doubtful accounts of $13 and $16, respectively)	307	338
Accounts receivable from affiliates (See Note 5)	58	41
Loans receivable from affiliates (See Note 10)	29	108
Inventories:
Finished and in-process goods	135	129
Raw materials and supplies	68	68
Other current assets	40	43
Total current assets	763	898
Long-term loans receivable from affiliates (See Note 10)	4	6
Investment in unconsolidated entities	7	—
Other assets, net	50	79
Property and equipment
Land	59	57
Buildings	189	189
Machinery and equipment	1,280	1,247
	1,528	1,493
Less accumulated depreciation	(868)	(794)
	660	699
Goodwill (See Note 6)	113	111
Other intangibles assets, net (See Note 6)	73	82
Total assets	$1,670	$1,875
Liabilities and Deficit
Current liabilities:
Accounts payable	$262	$233
Accounts payable to affiliates (See Note 5)	86	46
Debt payable within one year (See Note 9)	59	87
Affiliated debt payable within one year (See Note 10)	84	325
Income taxes payable	2	11
Other current liabilities	87	96
Total current liabilities	580	798
Long-term liabilities:
Long-term debt (See Note 9)	421	598
Affiliated long-term debt (See Note 10)	841	613
Deferred income taxes (See Note 15)	15	75
Long-term pension and post employment benefit obligations (See Note 13)	211	124
Other long-term liabilities	72	58
Total liabilities	2,140	2,266
Commitments and contingencies (See Notes 9, 11 and 12)
Deficit
Paid-in capital (deficit)	30	(12)
Loans receivable from parent	(180)	(204)
Accumulated other comprehensive loss	(62)	(97)
Accumulated deficit	(258)	(79)
Total Momentive International Holdings Cooperatief U.A. shareholders’ deficit	(470)	(392)
Noncontrolling interest	—	1
Total deficit	(470)	(391)
Total liabilities and deficit	$1,670	$1,875
See Notes to Consolidated Financial Statements

MOMENTIVE INTERNATIONAL HOLDINGS COOPERATIEF U.A.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(In millions)	2012	2011	2010
Net sales	$2,777	$3,077	$2,714
Cost of sales	2,488	2,723	2,366
Gross profit	289	354	348
Selling, general and administrative expense	278	251	256
Asset impairments (See Note 2)	23	28	—
Business realignment costs (See Note 2)	24	11	15
Other operating expense (income), net	8	(8)	(3)
Operating (loss) income	(44)	72	80
Interest expense, net	29	41	39
Affiliated interest expense, net (See Note 10)	53	51	47
Other non-operating expense (income), net	11	(4)	(18)
(Loss) income from continuing operations before income taxes and earnings from unconsolidated entities	(137)	(16)	12
Income tax (benefit) expense (See Note 15)	(26)	(4)	25
Loss from continuing operations before earnings from unconsolidated entities	(111)	(12)	(13)
Earnings (loss) from unconsolidated entities, net of taxes	1	(2)	(1)
Net loss from continuing operations	(110)	(14)	(14)
Net income from discontinued operations, net of taxes	—	8	3
Net loss	$(110)	$(6)	$(11)
See Notes to Consolidated Financial Statements

MOMENTIVE INTERNATIONAL HOLDINGS COOPERATIEF U.A.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
(In millions)	2012	2011	2010
Net loss	$(110)	$(6)	$(11)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	6	(22)	(84)
(Loss) gain recognized from pension and postretirement benefits	(97)	7	—
Other comprehensive loss	(91)	(15)	(84)
Comprehensive loss	(201)	(21)	(95)
Comprehensive loss attributable to noncontrolling interest	1	—	—
Comprehensive loss attributable to Momentive International Holdings Cooperatief U.A.	$(200)	$(21)	$(95)
See Notes to Consolidated Financial Statements

MOMENTIVE INTERNATIONAL HOLDINGS COOPERATIEF U.A.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(In millions)	2012	2011	2010
Cash flows provided by operating activities
Net loss	$(110)	$(6)	$(11)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	88	106	107
Allocations of corporate overhead, net (See Note 5)	9	9	14
Loss (gain) on foreign exchange guarantee agreement with parent (See Note 5)	8	(8)	13
Gain on settlement of affiliated balances, net (See Note 3)	—	(6)	—
Deferred tax benefit	(36)	(26)	(14)
Non-cash impairments and accelerated depreciation	25	29	—
Unrealized foreign exchange loss (gain)	17	2	(12)
Other non-cash adjustments	9	5	(1)
Net change in assets and liabilities:
Accounts receivable	(1)	41	(65)
Inventories	(6)	(26)	(41)
Accounts payable	60	(47)	118
Income taxes payable	(2)	(4)	15
Other assets, current and non-current	49	32	(1)
Other liabilities, current and non-current	(29)	7	11
Net cash provided by operating activities	81	108	133
Cash flows (used in) provided by investing activities
Capital expenditures	(66)	(64)	(66)
Capitalized interest	—	—	(1)
Proceeds from the sale of business, net of cash transferred	—	124	—
Proceeds from the sale of assets	1	—	7
Funds remitted to unconsolidated affiliates, net	(6)	—	—
Change in restricted cash	(15)	3	2
Proceeds from sale of (purchases of) debt securities, net	2	(2)	4
Net cash (used in) provided by investing activities	(84)	61	(54)
Cash flows used in financing activities
Net short-term debt borrowings (repayments)	2	8	(8)
Borrowings of long-term debt	3	332	633
Repayments of long-term debt	(209)	(356)	(663)
Affiliated loan borrowings (repayments), net	114	(87)	(18)
Capital contribution from parent	30	30	—
Deferred financing fees paid	—	—	(8)
Common stock dividends paid	—	(1)	—
Net cash used in financing activities	(60)	(74)	(64)
Effect of exchange rates on cash and cash equivalents	5	(6)	1
(Decrease) increase in cash and cash equivalents	(58)	89	16
Cash and cash equivalents (unrestricted) at beginning of year	161	72	56
Cash and cash equivalents (unrestricted) at end of year	$103	$161	$72
Supplemental disclosures of cash flow information
Cash paid for:
Interest, net	$81	$95	$78
Income taxes, net of cash refunds	12	17	25
Non-cash investing and financing activity:
Distribution to parent—acquisition of subsidiaries previously combined (See Note 1)	$—	$—	$(700)
Affiliate note assumed to acquire subsidiaries (See Note 1)	—	—	700
Contribution from parent—contribution of intercompany accounts receivable related to foreign exchange guarantee agreement with parent (See Note 5)	—	89	—
Distribution to parent—settlement of foreign exchange guarantee agreement with parent (See Note 5)	(5)	—	(78)
Contribution of ownership in subsidiary from parent (See Note 14)	67	—	—
See Notes to Consolidated Financial Statements

MOMENTIVE INTERNATIONAL HOLDINGS COOPERATIEF U.A.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(In millions)	Paid-in Capital (Deficit)	Loans Receivable from Parent	Accumulated Other Comprehensive Income (Loss) (a)	Accumulated Deficit	Total Momentive International Holdings Cooperatief U.A. Shareholders’ Equity (Deficit)	Noncontrolling Interest	Total
Balance at December 31, 2009	$629	$(549)	$2	$(60)	$22	$3	$25
Net loss	—	—	—	(11)	(11)	—	(11)
Other comprehensive loss	—	—	(84)	—	(84)	—	(84)
Distribution to parent—acquisition of subsidiaries previously combined through assumption of note payable to parent (See Note 1 and Note 10)	(697)	466	—	—	(231)	—	(231)
Distribution to parent—acquisition of subsidiaries previously combined for purposes of IAR divestiture	(3)	—	—	—	(3)	—	(3)
Translation adjustment and other non-cash changes in principal	—	(4)	—	—	(4)	—	(4)
Dividends declared	—	—	—	(1)	(1)	—	(1)
Distribution to parent—settlement of foreign exchange guarantee agreement with parent (See Note 5)	(78)	—	—	—	(78)	—	(78)
Allocations of corporate overhead (See Note 5)	14	—	—	—	14	—	14
Balance at December 31, 2010	(135)	(87)	(82)	(72)	(376)	3	(373)
Net loss	—	—	—	(6)	(6)	—	(6)
Other comprehensive loss	—	—	(15)	—	(15)	—	(15)
Net borrowings to parent	—	(142)	—	—	(142)	—	(142)
Translation adjustment and other non-cash changes in principal	—	25	—	—	25	—	25
Dividends declared	—	—	—	(1)	(1)	—	(1)
Capital contribution from parent	30	—	—	—	30	—	30
Capital contribution from parent—contribution of intercompany accounts receivable related to foreign exchange guarantee agreement with parent (See Note 5)	89	—	—	—	89	—	89
Allocations of corporate overhead (See Note 5)	9	—	—	—	9	—	9
Divestiture of IAR Business (See Note 3)	(5)	—	—	—	(5)	(2)	(7)
Balance at December 31, 2011	(12)	(204)	(97)	(79)	(392)	1	(391)
Net loss	—	—	—	(110)	(110)	—	(110)
Other comprehensive loss	—	—	(90)	—	(90)	(1)	(91)
Net borrowings to parent	—	(5)	—	—	(5)	—	(5)
Translation adjustment and other non-cash changes in principal	—	29	—	—	29	—	29
Capital contribution from parent	30	—	—	—	30	—	30
Allocations of corporate overhead (See Note 5)	9	—	—	—	9	—	9
Distribution to parent—settlement of foreign exchange guarantee agreement with parent (See Note 5)	(5)	—	—	—	(5)	—	(5)
Contribution of ownership in subsidiary from parent (See Note 14)	9	—	125	(67)	67	—	67
Deconsolidation of noncontrolling interest in subsidiary held by parent (See Note 2)	(1)	—	—	(2)	(3)	—	(3)
Balance at December 31, 2012	$30	$(180)	$(62)	$(258)	$(470)	$—	$(470)

(a)
Accumulated other comprehensive loss at December 31, 2012 represents $41 of net foreign currency translation gains and a $103 loss, net of tax, relating to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement benefit plans (see Note 13). Accumulated other comprehensive loss at December 31, 2011 represents $90 of net foreign currency translation losses and a $7 loss, net of tax, relating to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement benefit plans (see Note 13). Accumulated other comprehensive loss at December 31, 2010 represents $68 of net foreign currency translation losses and a $14 loss, net of tax, relating to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement benefit plans (see Note 13).

See Notes to Consolidated Financial Statements

MOMENTIVE INTERNATIONAL HOLDINGS COOPERATIEF U.A.

Notes to Consolidated Financial Statements
(In millions)
1. Background and Basis of Presentation
Momentive International Holdings Cooperatief U.A. (“CO-OP”) is a holding company whose primary assets are its investments in Momentive Specialty Chemicals B.V. (“MSC B.V.”) and Momentive Specialty Chemicals Canada, Inc. (“MSC Canada”), and their respective subsidiaries. Together, CO-OP, through its investments in MSC Canada and MSC B.V. and their respective subsidiaries, (collectively referred to as the “Company”), is engaged in the manufacture and marketing of urea, phenolic, epoxy and epoxy specialty resins and coatings applications primarily used in forest and industrial and construction products and other specialty and industrial chemicals worldwide. At December 31, 2012, the Company’s operations included 34 manufacturing facilities in Europe, North America, South America, Australia, New Zealand and Korea. The Company is a wholly owned subsidiary of Momentive Specialty Chemicals Inc. (“MSC”) and has significant related party transactions with MSC, as discussed in Note 5. CO-OP operates as a business under the direction and with support of its parent, MSC.
MSC serves global industrial markets through a broad range of thermoset technologies, specialty products and technical support for customers in a diverse range of applications and industries.
Prior to the formation of the Company on June 4, 2010, and for all financial statement periods presented, all subsidiaries of the Company were considered entities under the common control of MSC, as defined in the accounting guidance for business combinations. As a result of the formation of the Company, these entities are presented in the accompanying financial statements retroactively on a combined basis. In addition, as all entities are under the common control of MSC, all entities have been accounted for on an historical cost basis consistent with the basis of MSC, and as such, the acquisition method of accounting has not been applied.
During the first quarter of 2012, the Company recorded an out of period loss of approximately $3 related to the disposal of long-lived assets. As a result of this adjustment, the Company’s Loss from continuing operations before income tax increased by $3 and Net loss increased by $2 for the year ended December 31, 2012. Of the $3 increase to Loss from continuing operations before income tax, approximately $1 and $2 should have been recorded in the years ended December 31, 2011 and 2010, respectively. Management does not believe that this out of period error is material to the Consolidated Financial Statements for the year ended December 31, 2012, or to any prior periods.
The Company revised the Consolidated Balance Sheet as of December 31, 2011 and the Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010 to correct for the classification of certain outstanding checks that were originally classified as “Accounts payable.” The amounts have now been properly classified as a reduction to “Cash and cash equivalents.” Management does not believe these revisions were material to the Company’s Consolidated Financial Statements. The impacts of correcting the financial statements for the specified periods are as follows:

Consolidated Balance Sheets:	As Previously Reported	Adjustments	As Revised
As of December 31, 2011
Cash and cash equivalents	$167	$(3)	$164
Accounts payable	236	(3)	233

Consolidated Statements of Cash Flows:	As Previously Reported	Adjustments	As Revised
Year Ended December 31, 2011
Net cash provided by operating activities	$106	$2	$108
Cash and cash equivalents (unrestricted) at beginning of year	77	(5)	72
Cash and cash equivalents (unrestricted) at end of year	164	(3)	161

Year Ended December 31, 2010
Net cash provided by operating activities	$136	$(3)	$133
Cash and cash equivalents (unrestricted) at beginning of year	58	(2)	56
Cash and cash equivalents (unrestricted) at end of year	77	(5)	72
Footnotes contained herein have been revised, where applicable, for the revisions discussed above.

2. Summary of Significant Accounting Policies
Principles of Consolidation—The Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries, all of which are under the common control and management of MSC, and for which no substantive participating rights are held by minority shareholders. Intercompany transactions and balances have been eliminated. Noncontrolling interests exist for the equity interests in subsidiaries that are not 100% owned by the Company. However, due to common ownership, MSC’s interest in New Nimbus KG (“Nimbus”) is included within the Consolidated Financial Statements presented herein. During the year ended December 31, 2012 MSC sold its 34% interest in Momentive Specialty Chemicals Sdn. Bhd., which was previously included within the Consolidated Financial Statements due to common ownership.
At December 31, 2012, $15 of restricted cash represented cash deposited into an escrow account for the purchase of of a 50% interest in a forest products joint venture in western Australia, which was completed in January 2013. This joint venture will be accounted for under the equity method of accounting in the Company’s Consolidated Financial Statements.
Foreign Currency Translations—Assets and liabilities of foreign affiliates are translated at the exchange rates in effect at the balance sheet date. Income, expenses and cash flows are translated at average exchange rates prevailing during the year. In addition, gains or losses related to the Company’s intercompany loans payable and receivable denominated in a foreign currency other than the subsidiary’s functional currency that are deemed to be permanently invested are also remeasured to cumulative translation and recorded in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets. The effect of translation is accounted for as an adjustment to “Deficit” and is included in “Accumulated other comprehensive loss.” The Company recognized transaction (losses) gains of $($4), $(3) and $49 for the years ended December 31, 2012, 2011 and 2010, respectively, which are included as a component of “Net loss.”
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
Cash and Cash Equivalents—The Company considers all highly liquid investments that are purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2012 and 2011, the Company had interest-bearing time deposits and other cash equivalent investments of $15 and $86, respectively. These amounts are included in the Consolidated Balance Sheets as a component of “Cash and cash equivalents.” The Company does not present cash flows from discontinued operations separately in the Consolidated Statements of Cash Flows.
Investments—Investments with original maturities greater than 90 days but less than one year are included in the Consolidated Balance Sheets as “Short-term investments.” At December 31, 2012 and 2011, the Company had Brazilian real denominated U.S. dollar index investments of $5 and $7, respectively. These investments, which are classified as held-to-maturity securities, are recorded at cost, which approximates fair value.
Allowance for Doubtful Accounts—The allowance for doubtful accounts is estimated using factors such as customer credit ratings and past collection history. Receivables are charged against the allowance for doubtful accounts when it is probable that the receivable will not be collected.
Inventories—Inventories are stated at lower of cost or market using the first-in, first-out method. Costs include direct material, direct labor and applicable manufacturing overheads, which are based on normal production capacity. Abnormal manufacturing costs are recognized as period costs and fixed manufacturing overheads are allocated based on normal production capacity. An allowance is provided for excess and obsolete inventories based on management’s review of inventories on-hand compared to estimated future usage and sales. Inventories in the Consolidated Balance Sheets are presented net of an allowance for excess and obsolete inventory of $4 at both December 31, 2012 and 2011.
Deferred Expenses—Deferred debt financing costs are included in “Other assets, net” in the Consolidated Balance Sheets and are amortized over the life of the related debt or credit facility using the effective interest method. Upon extinguishment of any debt, the related debt issuance costs are written off. At December 31, 2012 and 2011, the Company’s unamortized deferred financing costs were $4 and $7, respectively.
Property and Equipment—Land, buildings and machinery and equipment are stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of properties (the average estimated useful lives for buildings and machinery and equipment are 20 years and 15 years, respectively). Assets under capital leases are amortized over the lesser of their useful life or the lease term. Major renewals and betterments are capitalized. Maintenance, repairs, minor renewals and turnarounds (periodic maintenance and repairs to major units of manufacturing facilities) are expensed as incurred. When property and equipment is retired or disposed of, the asset and related depreciation are removed from the accounts and any gain or loss is reflected in operating income. The Company capitalizes interest costs that are incurred during the construction of property and equipment. Depreciation expense was $78, $93 and $89 for the years ended December 31, 2012, 2011 and 2010, respectively.

Goodwill and Intangibles—The excess of purchase price over net tangible and identifiable intangible assets of businesses acquired is carried as “Goodwill” in the Consolidated Balance Sheets. Separately identifiable intangible assets that are used in the operations of the business (e.g., patents and technology, customer lists and contracts) are recorded at cost (fair value at the time of acquisition) and reported as “Other intangible assets, net” in the Consolidated Balance Sheets. Costs to renew or extend the term of identifiable intangible assets are expensed as incurred. The Company does not amortize goodwill or indefinite-lived intangible assets. Intangible assets with determinable lives are amortized on a straight-line basis over the shorter of the legal or useful life of the assets, which range from 1 to 30 years (see Note 6).
Impairment—The Company reviews property and equipment and all amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability is based on estimated undiscounted cash flows or other relevant observable measures. The Company tests goodwill for impairment annually, or when events or changes in circumstances indicate impairment may exist, by comparing the estimated fair value of each reporting unit to its carrying value to determine if there is an indication that a potential impairment may exist.
During the years ended December 31, 2012 and 2011, long-lived asset impairments of $23 and $28, respectively, were included in “Asset impairments” in the Consolidated Statements of Operations. In addition, during the years ended December 31, 2012, 2011 and 2010, the Company recorded accelerated depreciation on closing facilities of $2, $1 and less than $1, respectively.
Long-Lived and Amortizable Intangible Assets
In 2012, as a result of the likelihood that certain long-lived assets would be disposed of before the end of their estimated useful lives, resulting in lower future cash flows associated with these assets, the Company recorded impairments of $21 on these assets.
In 2012, as a result of market weakness and the loss of a customer, resulting in lower future cash flows associated with certain long-lived assets within the Company’s European forest products business, the Company recorded impairments of $2 on these assets.
In 2011, as a result of the likelihood that certain long-lived assets would be sold before the end of their estimated useful lives in order to bring manufacturing capacity in line with current market demand, the Company recorded impairment charges of $10 on these assets.
In 2011, as a result of the permanent closure of a large customer in the second quarter of 2011 and continued competitive pressures resulting in successive periods of negative cash flows associated with certain long-lived assets within the Company’s European forest products business, the Company recorded impairment charges of $18 on these assets.
Goodwill
The Company performs an annual assessment of qualitative factors to determine whether the existence of any events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than the carrying amount of the reporting unit’s net assets. If, after assessing all events and circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is less than the carrying amount of the reporting unit’s net assets, the Company uses a probability weighted market and income approach to estimate the fair value of the reporting unit. The Company’s market approach is a comparable analysis technique commonly used in the investment banking and private equity industries based on the EBITDA (earnings before interest, income taxes, depreciation and amortization) multiple technique. Under this technique, estimated fair value is the result of a market-based EBITDA multiple that is applied to an appropriate historical EBITDA amount, adjusted for the additional fair value that would be assigned by a market participant obtaining control over the reporting unit. The Company’s income approach is a discounted cash flow model. When the carrying amount of the reporting unit’s goodwill is greater than the estimated fair value of the reporting unit’s goodwill, an impairment loss is recognized for the difference.
At October 1, 2012 and 2011, the estimated fair value of the reporting units exceeded the carrying amount of assets (including goodwill) and liabilities assigned to the reporting units.
General Insurance—The Company is generally insured for losses and liabilities for workers’ compensation, physical damage to property, business interruption and comprehensive general, product and vehicle liability under policies maintained by MSC, and is allocated a share of the related premiums. The Company records losses when they are probable and reasonably estimable (see Note 5).
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
Shipping and Handling—Freight costs that are billed to customers are included in “Net sales” in the Consolidated Statements of Operations. Shipping costs are incurred to move the Company’s products from production and storage facilities to the customer. Handling costs are incurred from the point the product is removed from inventory until it is provided to the shipper and generally include costs to store, move and prepare the products for shipment. Shipping and handling costs are recorded in “Cost of sales” in the Consolidated Statements of Operations.
Research and Development Costs—Funds are committed to research and development activities for technical improvement of products and processes that are expected to contribute to future earnings. All costs associated with research and development are charged to expense as incurred. Research and development and technical service expense of $38, $40 and $38 for the years ended December 31, 2012, 2011 and 2010, respectively, is included in “Selling, general and administrative expense” in the Consolidated Statements of Operations.
Business Realignment Costs—The Company incurred “Business realignment costs” totaling $24, $11 and $15 for the years ended December 31, 2012, 2011 and 2010, respectively. These costs primarily represent expenses to implement productivity savings programs to reduce the Company’s cost structure and align manufacturing capacity with current volume demands (see Note 4). For the year ended December 31, 2011, these costs also represent minor headcount reduction programs.
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
Derivative Financial Instruments—The Company periodically enters into forward exchange contracts or interest rate swaps to reduce its cash flow exposure to changes in foreign exchange rates or interest rates. The Company does not hold or issue derivative financial instruments for trading purposes. These instruments are not accounted for using hedge accounting, but are measured at fair value and recorded in the balance sheet as an asset or liability, depending upon the Company’s underlying rights or obligations. Changes in fair value are recognized in earnings (see Note 8).
Stock-Based Compensation—Stock-based compensation cost is measured at the grant date based on the fair value of the award which is amortized as expense over the requisite service period on a graded-vesting basis. The Company does not maintain any stock-based compensation plans. However, certain of the Company’s employees have been granted equity awards denominated in units of Momentive Performance Materials Holdings LLC, MSC’s ultimate parent. The Company is allocated a share of the related compensation expense (see Note 5).
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
Corporate Overhead Allocations—In order to properly present the financial results of the Company on a stand-alone basis, corporate controlled expenses incurred by MSC that are not reimbursed by the Company are allocated to the Company. The amounts are allocated on the basis of “Net sales.” Management believes that the amounts allocated in such a manner are reasonable and consistent. However, the amounts are not necessarily indicative of the costs that would have been incurred if the Company had operated independently (see Note 5).
Subsequent Events—The Company has evaluated events and transactions subsequent to December 31, 2012 through April 1, 2013, the date of issuance of its Consolidated Financial Statements.

Recently Issued Accounting Standards
Newly Adopted Accounting Standards
On January 1, 2012, the Company adopted the provisions of Accounting Standards Update No. 2011-04: Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 amended existing fair value measurement guidance and is intended to align U.S. GAAP and International Financial Reporting Standards. The guidance requires several new disclosures, including additional quantitative information about significant unobservable inputs used in Level 3 fair value measurements and a qualitative description of the valuation process for both recurring and nonrecurring Level 2 and Level 3 fair value measurements. ASU 2011-04 also requires the disclosure of all fair value measurements by fair value hierarchy level, amongst other requirements. The adoption of ASU 2011-04 did not have a material impact on the Company’s Consolidated Financial Statements. See Note 6 for the disclosures required by the adoption of ASU 2011-04.
On January 1, 2012, the Company adopted the provisions of Accounting Standards Update No. 2011-05: Comprehensive Income (“ASU 2011-05”), which was issued by the FASB in June 2011 and amended by Accounting Standards Update No. 2011-12: Comprehensive Income (“ASU 2011-12”) issued in December 2011. ASU 2011-05 amended presentation guidance by eliminating the option for an entity to present the components of comprehensive income as part of the statement of changes in stockholders’ equity and required presentation of comprehensive income in a single continuous financial statement or in two separate but consecutive financial statements. ASU 2011-12 deferred the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in ASU 2011-05. The amendments in ASU 2011-05 did not change the items that must be reported in other comprehensive income or when an item of comprehensive income must be reclassified to net income. The Company has presented comprehensive income in a separate and consecutive statement entitled, “Consolidated Statements of Comprehensive Income.”
Newly Issued Accounting Standards
There were no newly issued accounting standards in 2012 applicable to the Company’s Consolidated Financial Statements.
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
Immediately prior to the sale, MSC completed a legal restructuring to move all of the IAR businesses and entities to be owned by a subsidiary of the Company. The Company acquired these assets, located primarily in the U.S. and China for the purchase price allocation as agreed upon with Harima which resulted in a gain of $6 for the year ended December 31, 2011. The amount is included in “Net income from discontinued operations, net of tax” in the Consolidated Statements of Operations.
The equity interests of certain of the Company’s subsidiaries included in the sale were partially held by MSC subsidiaries outside of the Company. The elimination of such equity interests has been recorded as a reduction of “Paid-in deficit” in the Consolidated Statements of Equity (Deficit). The Company recorded an estimated loss on the sale of the IAR Business of $1 for the year ended December 31, 2010, which is included in “Net income from discontinued operations, net of tax” in the Consolidated Statements of Operations.

4. Restructuring
2012 Restructuring Activities
In 2012, in response to softening demand in certain of its businesses in the second half of 2011, the Company initiated significant restructuring programs with the intent to optimize its cost structure and bring manufacturing capacity in line with demand. The Company estimates that these restructuring cost activities will occur over the next 12 to 15 months. As of December 31, 2012, the total costs expected to be incurred on restructuring activities are estimated at $29, consisting mainly of workforce reduction and site closure-related costs.
The following table summarizes restructuring information by type of cost:

	Workforce Reductions	Site Closure Costs	Other Projects	Total
Restructuring costs expected to be incurred	$22	$6	$1	$29
Cumulative restructuring costs incurred through December 31, 2012	$18	$6	$—	$24

Accrued liability at December 31, 2011	$2	$—	$—	$2
Restructuring charges	16	6	—	22
Payments	(11)	(6)	—	(17)
Accrued liability at December 31, 2012	$7	$—	$—	$7
Workforce reduction costs primarily relate to non-voluntary employee termination benefits and are accounted for under the guidance for nonretirement postemployment benefits or as exit and disposal costs, as applicable. During the year ended December 31, 2012 charges of $22 were recorded in “Business realignment costs” in the Consolidated Statements of Operations. At December 31, 2012 and 2011, the Company had accrued $7 and $2, respectively, for restructuring liabilities in “Other current liabilities” in the Consolidated Balance Sheets.
2009 and 2010 Restructuring Activities
In 2009, to properly align its cost structure in response to the challenging economic environment, the Company implemented productivity and cost savings initiatives. At December 31, 2010, the Company had substantially completed its productivity savings restructuring program.
The following table summarizes restructuring information by type of cost:

	Workforce Reductions	Site Closure Costs	Other Projects	Total
Cumulative restructuring costs incurred through December 31, 2010	$34	$3	$4	$41

Accrued liability at December 31, 2009	$17	$—	$—	$17
Restructuring charges	8	3	2	13
Payments	(18)	(3)	(2)	(23)
Foreign currency translation	(1)	—	—	(1)
Accrued liability at December 31, 2010	$6	$—	$—	$6
Workforce reduction costs primarily relate to non-voluntary employee termination benefits and are accounted for under the guidance for nonretirement postemployment benefits or as exit and disposal costs, as applicable. During the year ended December 31, 2010 charges of $13 were recorded in “Business realignment costs” in the Consolidated Statements of Operations.
5. Related Party Transactions
Product Sales and Purchases
The Company sells finished goods and certain raw materials to MSC and certain of its subsidiaries. Total sales were $181, $197 and $216 for the years ended December 31, 2012, 2011 and 2010, respectively. The Company also purchases raw materials and finished goods from MSC and certain of its subsidiaries. Total purchases were $92, $86 and $87 for the years ended December 31, 2012, 2011 and 2010, respectively.
The Company sells products to certain Apollo affiliates and other related parties. These sales were $11, $0 and $0 for the years ended December 31, 2012, 2011 and 2010, respectively. Accounts receivable from these affiliates were $2 and $0 at December 31, 2012 and 2011, respectively. The Company also purchases raw materials and services from certain Apollo affiliates and other related parties. These purchases were $18, $17 and $17 for the years ended December 31, 2012, 2011 and 2010, respectively. The Company had accounts payable to these affiliates of $4 and $1 at December 31, 2012 and 2011, respectively.

Billed Allocated Expenses
MSC incurs various administrative and operating costs on behalf of the Company that are reimbursed by the Company. These costs include engineering and technical support, purchasing, quality assurance, sales and customer service, information systems, research and development and certain administrative services. These service costs have been allocated to the Company generally based on sales or sales volumes and when determinable, based on the actual usage of resources. These costs were $71, $62 and $62 for the years ended December 31, 2012, 2011 and 2010, respectively, and are primarily included within “Selling, general and administrative expense” in the Consolidated Statements of Operations.
MSC provides global services related to procurement to the Company. These types of services were implemented in 2008 and through 2010 were a revenue-based charge. In 2011, MSC implemented a raw materials based charge as a result of the global services being primarily related to procurement. The Company’s expense relating to these services totaled $31, $37 and $45 for the years ended December 31, 2012, 2011 and 2010, respectively, and is classified in “Selling, general and administrative expense” in the Consolidated Statements of Operations.
In addition, MSC maintains certain insurance policies that benefit the Company. Expenses related to these policies are allocated to the Company based upon sales, and were $4 for each of the years ended December 31, 2012, 2011 and 2010. These expenses are included in “Selling, general and administrative expense” in the Consolidated Statements of Operations.
Foreign Exchange Gain/Loss Agreement
In December 2010, the Company entered into a foreign exchange gain/loss guarantee agreement with MSC whereby MSC agreed to hold the Company neutral for any foreign exchange gains or losses incurred by the Company for income tax purposes associated with certain of its affiliated loans. The agreement was effective retroactive for all of 2010 and terminated at the end of 2010. The settlement of the agreement resulted in approximately a $91 payable to MSC. The losses incurred by the Company attributable to the period January 1, 2010 through the inception of the agreement of $78 have been recorded as a deemed distribution to MSC and included in “Paid-in Capital (Deficit)” in the Consolidated Statements of Equity (Deficit). The losses incurred from the contract’s inception through the end of 2010 of $13 have been recorded within “Other non-operating expense (income), net” in the Consolidated Statements of Operations. In 2011, MSC contributed its outstanding receivable of $89 related to the hedge agreement to the Company as a capital contribution and permanent investment in the Company, and is recorded in “Paid-in Capital (Deficit)” in the Consolidated Statements of Equity (Deficit).
In January 2011, the Company entered into a foreign exchange gain/loss guarantee agreement with MSC whereby MSC agreed to hold the Company neutral for any foreign exchange gains or losses incurred by the Company for statutory purposes associated with certain of its affiliated loans. The agreement was effective for all of 2011 and was renewed in 2012. The Company recorded an unrealized (loss) gain of $(8) and $8 for the years ended December 31, 2012 and 2011, respectively, which has been recorded within “Other non-operating expense (income), net” in the Consolidated Statements of Operations. In 2012, the Company contributed its outstanding net receivable of $5, related to the hedge agreement results from 2011 and renumeration amounts from 2010 and 2011, to MSC as a return of capital, and is recorded in “Paid-in Capital (Deficit)” in the Consolidated Statements of Equity (Deficit).
At December 31, 2012 and 2011, the Company had affiliated receivables of $58 and $41, respectively, and affiliated payables of $86 and $46, respectively, pertaining to the related party transactions described above.
Unbilled Allocated Corporate Controlled Expenses

In addition to direct charges, MSC provides certain administrative services that are not reimbursed by the Company. These costs include corporate controlled expenses such as executive management, legal, health and safety, accounting, tax and credit, and have been allocated herein to the Company on the basis of “Net sales.” The charges also include allocated share-based compensation expense of $2, $4 and $1 for the years ended December 31, 2012, 2011 and 2010, respectively, which is included in the Finance section of the table below. Management believes that the amounts are allocated in a manner that is reasonable and consistent, and that these allocations are necessary in order to properly depict the financial results of the Company on a stand-alone basis. However, the amounts are not necessarily indicative of the costs that would have been incurred if the Company had operated independently. These charges are included in “Selling, general and administrative expense” in the Consolidated Statements of Operations, with the offsetting credit recorded in “Paid-in Capital (Deficit).” There is no income tax provided on these amounts because they are not deductible for tax purposes.
The following table summarizes the corporate controlled expense allocations for the years ended December 31:

	2012	2011	2010
Executive group	$2	$4	$6
Environmental, health and safety services	1	2	3
Finance	6	3	5
Total	$9	$9	$14
See Note 10 for a description of the Company’s affiliated financing and investing activities.

6. Goodwill and Other Intangible Assets
The gross carrying amount and accumulated impairments of goodwill consist of the following as of December 31:

2012				2011
Gross Carrying Amount	Accumulated Impairments	Accumulated Foreign Currency Translation	Net Book Value	Gross Carrying Amount	Accumulated Impairments	Accumulated Foreign Currency Translation	Net Book Value
$106	$(5)	$12	$113	$106	$(5)	$10	$111
The changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 are as follows:

Total
Goodwill balance at December 31, 2010	$114
Foreign currency translation	(3)
Goodwill balance at December 31, 2011	111
Foreign currency translation	2
Goodwill balance at December 31, 2012	$113
The Company’s intangible assets with identifiable useful lives consist of the following as of December 31:

	2012				2011
	Gross Carrying Amount	Accumulated Impairments	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Impairments	Accumulated Amortization	Net Book Value
Patents and technology	$65	$—	$(32)	$33	$65	$—	$(28)	$37
Customer lists and contracts	78	(17)	(37)	24	78	(17)	(32)	29
Other	19	—	(3)	16	19	—	(3)	16
Total	$162	$(17)	$(72)	$73	$162	$(17)	$(63)	$82
The impact of foreign currency translation on intangible assets is included in accumulated amortization.
In 2011, as a result of the permanent closure of a large customer and continued competitive pressures resulting in successive periods of negative cash flows associated with certain assets within the Company’s European forest products business, the Company recorded an impairment charge of $17 on certain customer list assets, which has been included in “Asset impairments” in the Consolidated Statements of Operations.
Total intangible amortization expense for the years ended December 31, 2012, 2011 and 2010 was $10, $12 and $13, respectively.
Estimated annual intangible amortization expense for 2013 through 2017 is as follows:

2013	$10
2014	10
2015	10
2016	10
2017	7
7. Fair Value
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

Recurring Fair Value Measurements
Following is a summary of assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
December 31, 2012
Derivative liabilities	$—	$(7)	$—	$(7)
December 31, 2011
Derivative assets	$—	$8	$—	$8
Level 2 derivative liabilities consist of derivative instruments transacted primarily in over-the-counter markets.
There were no transfers between Level 1, Level 2 or Level 3 measurements during the years ended December 31, 2012 and 2011.
The Company calculates the fair value of its Level 2 derivative liabilities using standard pricing models with market-based inputs, adjusted for nonperformance risk. When its financial instruments are in a liability position, the Company evaluates its credit risk as a component of fair value. At December 31, 2012 and 2011, no adjustment was made by the Company to reduce its derivative liabilities for nonperformance risk.
When its financial instruments are in an asset position, the Company is exposed to credit loss in the event of nonperformance by other parties to these contracts and evaluates their credit risk as a component of fair value.
Non-recurring Fair Value Measurements
Following is a summary of losses as a result of the Company measuring assets at fair value on a non-recurring basis during the years ended December 31, 2012 and 2011, all of which were valued using Level 3 inputs. There were no significant assets or liabilities measured at fair value on a non-recurring basis during the year ended December 31, 2010.

	Year Ended December 31,
	2012	2011
Long-lived assets held and used	$23	$28
Total	$23	$28
In 2012, as a result of the likelihood that certain long-lived assets would be disposed of before the end of their estimated useful lives, resulting in lower future cash flows associated with these assets, the Company wrote down long-lived assets with a carrying value of $26 to fair value of $5, resulting in an impairment charge of $21. These assets were valued by using a discounted cash flow analysis based on assumptions that market participants would use. Significant unobservable inputs in the model included projected short-term future cash flows, projected growth rates and discount rates associated with these long-lived assets. Future projected short-term cash flows and growth rates were derived from probability-weighted forecast models based upon budgets prepared by the Company’s management. These projected future cash flows were discounted using rates ranging from 2% to 3%.
In 2012, as a result of market weakness and the loss of a customer, resulting in lower future cash flows associated with certain long-lived assets, the Company wrote-down long-lived assets with a carrying value of $22 to a fair value of $20, resulting in an impairment charge of $2 within its European forest products business. These assets were valued using a discounted cash flow analysis based on assumptions that market participants would use and incorporated probability-weighted cash flows based on the likelihood of various possible scenarios. Significant unobservable inputs in the model included projected future cash flows, projected growth rates and discount rates associated with these long-lived assets. Future projected cash flows and growth rates were derived from probability-weighted forecast models based upon budgets prepared by the Company’s management. These projected future cash flows were discounted using rates ranging from 2% to 10%.
In 2011, as a result of the likelihood that certain long-assets would be sold before the end of their estimated useful lives in order to bring manufacturing capacity in line with current market demand, the Company wrote down long-lived assets with a carrying value of $12 to fair value of $2, resulting in an impairment charge of $10. These long-lived assets were valued with the assistance of appraisals from third parties or by using a discounted cash flow analysis based on assumptions that market participants would use. Significant unobservable inputs in the model included projected revenues and manufacturing costs associated with these assets.

In 2011, as a result of the permanent closure of a large customer and continued competitive pressures resulting in successive periods of negative cash flows associated with certain long-lived assets within the Company’s European forest products business, the Company wrote down long-lived assets with a carrying value of $29 to fair value of $11, resulting in an impairment charge of $18. These assets were valued using a discounted cash flow analysis based on assumptions that market participants would use, and incorporated probability-weighted cash flows based on the likelihood of various possible scenarios. Significant unobservable inputs in the model included projected future cash flows, projected growth rates, discount rates and asset usage charges associated with certain intangible assets.
Non-derivative Financial Instruments
The following table summarizes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
December 31, 2012
Debt	$480	$—	$471	$4	$475
December 31, 2011
Debt	$685	$—	$662	$4	$666
Fair values of debt classified as Level 2 are determined based on other similar financial instruments, or based upon interest rates that are currently available to the Company for the issuance of debt with similar terms and maturities. Level 3 amounts represent capital leases whose fair value is determined through the use of present value and specific contract terms. The carrying amounts of cash and cash equivalents, short term investments, accounts receivable, accounts payable and other accrued liabilities are considered reasonable estimates of their fair values due to the short-term maturity of these financial instruments.
8. Derivative Instruments and Hedging Activities
Derivative Financial Instruments
The Company is exposed to certain risks related to its ongoing business operations. The primary risks managed by using derivative instruments are foreign currency exchange risk and interest rate risk. The Company does not hold or issue derivative financial instruments for trading purposes.
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
In 2008, to offset the balance sheet and interest rate exposures and cash flow variability associated with a non-U.S. subsidiary’s U.S. dollar denominated term loan, the Company entered into a three-year cross-currency and interest rate swap agreement. The swap agreement required the Company to sell euros in exchange for U.S. dollars at a rate of 1.2038. The Company also paid a variable rate equal to Euribor plus 390 basis points and received a variable rate equal to the U.S. dollar LIBOR plus 250 basis points. The swap agreement had an initial notional amount of $25 that amortized quarterly on a straight line basis to $24, prior to maturing on September 30, 2011. The Company paid a weighted average interest rate of 5.0% and 4.6%, and received a weighted average interest rate of 2.8% during the years ended December 31, 2011 and 2010, respectively. During the year ended December 31, 2011, the Company paid $4 to settle the cross-currency and interest rate swap. This amount is recorded in “Other non-operating expense (income), net” in the Consolidated Statements of Operations.
Foreign Exchange Gain/Loss Agreement
The Company entered into foreign exchange gain/loss guarantee agreements in 2010 and 2011 (which was renewed in 2012) with MSC whereby MSC agreed to hold the Company neutral for any foreign exchange gains or losses incurred by the Company for income tax purposes associated with certain of its affiliated loans. This arrangement qualifies as a derivative and is recorded at fair value in the Consolidated Balance Sheets. The Company does not apply hedge accounting to this derivative instrument.
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

The following table summarizes the Company’s asset and liability derivative financial instruments as of December 31, which are recorded in “Accounts receivable from affiliates” and “Other current liabilities,” respectively, in the Consolidated Balance Sheets:

	2012				2011
Derivatives not designated as hedging instruments	Average Days to Maturity	Average Contract Rate	Notional Amount	Fair Value Asset (Liability)	Average Days to Maturity	Average Contract Rate	Notional Amount	Fair Value Asset (Liability)
Foreign Exchange Gain/Loss Agreement
Foreign exchange gain/loss agreement with affiliate	365	—	$510	$(7)	365	—	$445	$8
Interest Rate Swap
Australian dollar interest swap	704	—	6	—	1,070	—	6	—
Total				$(7)				$8
The following table summarizes gains and losses recognized on the Company’s derivative financial instruments, which are recorded in “Other non-operating expense (income), net” in the Consolidated Statements of Operations:

Derivatives not designated as hedging instruments	Amount of (Loss) Gain Recognized in Income for the year ended December 31:
	2012	2011	2010
Foreign Exchange Gain/Loss Agreement
Foreign exchange gain/loss agreement with affiliate	$(8)	$8	$(13)
Foreign Exchange and Interest Rate Swap
Cross-Currency and Interest Rate Swap	—	(1)	2
Interest Rate Swap
Australian dollar interest swap	—	—	—
Total	$(8)	$7	$(11)
9. Debt and Lease Obligations
Debt outstanding at December 31 follows:

	2012		2011
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
MSC Senior Secured Credit Facilities:
Floating rate term loans due 2013 at 2.9% at December 31, 2011	$—	$—	$185	$2
Floating rate term loans due 2015 at 4.3% at December 31, 2012 and 2011	364	4	367	4
Other Borrowings:
Australia Facility due 2014 at 6.1% and 6.8% at December 31, 2012 and 2011, respectively	31	5	36	5
Brazilian bank loans at 8.1% and 8.9% at December 31, 2012 and 2011, respectively	18	41	—	65
Capital leases and other	8	9	10	11
Total debt	$421	$59	$598	$87
Senior Secured Credit Facilities of MSC
MSC's amended senior secured credit facilities were terminated in March 2013 in connection with the closing of MSC's ABL Facility described below. Prior to its termination, certain of the Company’s subsidiaries (MSC B.V., MSC Canada and certain MSC UK subsidiaries) were eligible to participate in MSC’s amended senior secured credit facilities.
Under MSC’s extended $192 revolving facility as of December 31, 2012, MSC B.V. was able to borrow an aggregate maximum of $107, while MSC Canada was able to borrow a maximum of $45. The interest rate for the revolving credit facility through May 31, 2011 was adjusted LIBOR plus 2.50%. The extended revolving loans, which took effect upon the May 31, 2011 maturity of MSC’s prior revolving credit facility, bore interest at a rate of LIBOR plus 4.50%. In March 2012, MSC further extended $171 of its revolving facility commitments from February 2013 to December 2014. The interest rate for loans made under these extended revolving facility commitments was increased to adjusted LIBOR plus 4.75%. As of December 31, 2012 and 2011, the Company had no outstanding borrowings under the MSC revolving facilities.

Under MSC’s amended term loan facility, MSC B.V. was party to approximately $368 in term loans. The interest rates for term loans denominated in U.S. dollars to the Company under the amended senior secured credit facilities was based on, at the Company’s option, (a) adjusted LIBOR plus 2.25% for term loans maturing May 2013 and 3.75% for term loans maturing May 2015 or (b) the higher of (i) JPMorgan Chase Bank, N.A.’s (JPMCB) prime rate or (ii) the Federal Funds Rate plus 0.50%, in each case plus 0.75% for term loans maturing May 2013 and 2.25% for term loans maturing May 2015. Term loans denominated in euros to the Company’s Netherlands subsidiary were at the Company’s option; (a) EURO LIBOR plus 2.25% for term loans maturing May 2013 or 3.75% for term loans maturing May 2015 or (b) the rate quoted by JPMCB as its base rate for those loans plus 0.75% for term loans maturing May 2013 and 2.25% for term loans maturing May 2015.
In addition, MSC’s amended senior secured credit facilities included a $47 synthetic letter of credit facility (“LOC”) with a maturity date in 2013. The amended senior secured credit facilities also had commitment fees (other than with respect to the LOC) equal to 4.50% per year (0.5% for loans under the extended revolving facility commitments) of the unused line plus a fronting fee of 0.25% of the aggregate face amount of outstanding letters of credit. The LOC has a commitment fee of 0.10% per year.
The amended senior secured credit facilities of MSC were collateralized by substantially all the assets of MSC, including the Company, subject to certain exceptions. Cross collateral guarantees existed whereby MSC was a guarantor of the Company’s borrowings under the amended senior secured credit facilities, while the Company and certain of its subsidiaries guaranteed certain obligations of MSC and its subsidiaries. The amended senior secured credit facilities contained, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Events of default included the failure to pay principal and interest when due, a material breach of representation or warranty, covenant defaults, events of bankruptcy and a change of control. In addition, the amended senior secured credit facilities of MSC contained cross-acceleration and cross default provisions. Accordingly, events of default under certain other foreign debt agreements could have resulted in certain of the Company’s outstanding debt becoming immediately due and payable. As of December 31, 2012, MSC was in compliance with all terms under its amended senior secured credit facility.
In conjunction with MSC’s refinancing transactions in March 2012, the term loans maturing May 5, 2013 under MSC’s senior secured credit facilities that MSC B.V. was party to were repaid and extinguished in full.

Hexion NSF, along with Hexion U.S. Finance Corp, a subsidiary of MSC, are co-issuers and obligors of $574 of 9.00% Second-Priority Senior Secured Notes due 2020. These notes are guaranteed by MSC and certain of its subsidiaries, and are not reflected in the Company's Consolidated Financial Statements.
Other Borrowings
The Company’s Australian Term Loan Facility has a variable interest rate equal to the 90 day Australian or New Zealand Bank Bill Rates plus an applicable margin. The agreement also provides access to a $10 revolving credit facility. There were no outstanding balances on the revolving credit facility at December 31, 2012 or 2011.
The Brazilian bank loans represent various bank loans, primarily for working capital purposes and to finance the construction of a new plant in 2010.
In addition to available borrowings under MSC’s revolving credit facility, the Company has available borrowings under various international credit facilities. At December 31, 2012, under these international credit facilities the Company had $54 available to fund working capital needs and capital expenditures. While these facilities are primarily unsecured, portions of the lines are collateralized by equipment and cash and short term investments at December 31, 2012.
Aggregate maturities of total non-affiliated debt and minimum annual rentals under operating leases at December 31, 2012, for the Company are as follows:

Year	Non-affiliated Debt	Minimum Rentals Under Operating Leases	Minimum Payments Under Capital Leases
2013	$59	$9	$—
2014	42	8	—
2015	367	7	—
2016	8	6	1
2017	—	6	1
2018 and beyond	—	17	3
Total minimum payments	$476	$53	5
Less: Amount representing interest			(1)
Present value of minimum payments			$4
The Company’s operating leases consist primarily of vehicles, equipment, land and buildings. Rental expense under operating leases amounted to $9, $9 and $10 for the years ended December 31, 2012, 2011 and 2010, respectively.

Recent Developments
In conjunction with MSC’s refinancing transactions in January 2013, the term loans maturing May 5, 2015 under MSC’s senior secured credit facilities that MSC B.V. is party to were repaid and extinguished in full.
Additionally, in March 2013 MSC entered into a new $400 asset-based revolving loan facility, subject to a borrowing base (the “ABL Facility”). The ABL Facility replaced MSC's senior secured credit facilities, which included a $171 revolving credit facility and a $47 synthetic letter of credit facility at the time of the termination of such facilities upon MSC's entry into the ABL Facility. Certain of the Company's subsidiaries (MSC B.V., MSC Canada and certain MSC UK subsidiaries) are eligible to obtain borrowings under the ABL Facility.
The ABL Facility has a five-year term unless, on the date that is 91 days prior to the scheduled maturity of the 8.875% Senior Secured Notes due 2018, more than $50 aggregate principal amount of 8.875% Senior Secured Notes due 2018 is outstanding, in which case the ABL Facility will mature on such earlier date. Availability under the ABL Facility is $400, subject to a borrowing base that will be based on a specified percentage of eligible accounts receivable and inventory. The ABL Facility will bear interest on loans to the Company's subsidiaries at a floating rate based on, at the Company's option, an adjusted LIBOR rate plus an initial applicable margin of 2.25% or an alternate base rate plus an initial applicable margin of 1.25%. From and after the date of delivery of MSC's financial statements for the first fiscal quarter ended after the effective date of the ABL Facility, the applicable margin for such borrowings will be adjusted depending on the availability under the ABL Facility. In addition to paying interest on outstanding principal under the ABL Facility, MSC will be required to pay a commitment fee to the lenders in respect of the unutilized commitments at an initial rate equal to 0.50% per annum, subject to adjustment depending on the usage.
The ABL Facility is secured by, among other things, first-priority liens on most of the inventory and accounts receivable and related assets of MSC, its domestic subsidiaries and certain of its foreign subsidiaries (including the Company and MSC B.V., MSC Canada and certain MSC UK subsidiaries), and by second-priority liens on most of MSC's and its domestic subsidiaries' assets other than inventory and accounts receivable and related assets. Cross collateral guarantees exist whereby MSC is a guarantor of the Company's borrowings under the ABL Facility, while the Company and certain of its subsidiaries guarantee certain obligations of MSC and its subsidiaries.
The ABL Facility contains, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions and capital expenditures. The ABL Facility does not have any financial maintenance covenant, other than a fixed charge coverage ratio of 1.0 to 1.0 that would only apply if availability under the ABL Facility is less than the greater of (a) $40 and (b) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time. Events of default include the failure to pay principal and interest when due, a material breach of representation or warranty, covenant defaults, events of bankruptcy and a change of control. In addition, the ABL Facility of MSC contains cross-acceleration and cross default provisions. Accordingly, events of default under certain other foreign debt agreements could result in certain of the Company's outstanding debt becoming immediately due and payable.
10. Affiliated Financing
The following table summarizes the Company’s outstanding loans payable and loans receivable with related parties as of December 31:

	2012			2011
	Long-Term	Due Within One Year	Interest Expense (Income)	Long-Term	Due Within One Year	Interest Expense (Income)
Affiliated debt payable:
Loan payable to MSC due 2014 at 3.1% and due 2012 at 3.6% at December 31, 2012 and 2011, respectively	$146	$—	$6	$—	$153	$4
Loan payable to Hexion NSF due 2020 at 10.0% at December 31, 2011	—	—	—	74	—	4
Loan payable to MSC due 2020 at 9.0% at December 31, 2012 and 2011	335	—	30	330	—	33
Loan payable to MSC due 2020 at 10.0% at December 31, 2012 and 2011	161	—	15	143	—	13
Loan payable to MSC due 2020 at 6.6% at December 31, 2012	102	—	5	—	—	—
Other loans due to MSC and affiliates at 3.0% and 2.9% at December 31, 2012 and 2011, respectively	97	84	5	66	172	8
Total affiliated debt payable	$841	$84	$61	$613	$325	$62

Affiliated debt receivable:
Loan receivable from MSC due 2012 at 3.9%	$—	$—	$—	$40	$—	$(3)
Loan receivable from MSC due 2013 at 3.3%	158	—	(5)	151	—	(4)
Other loans due from MSC and affiliates at 3.6% and 3.8% at December 31, 2012 and 2011, respectively	26	29	(3)	19	108	(4)
Total affiliated debt receivable	$184	$29	$(8)	$210	$108	$(11)

Affiliated Debt Payable
In 2011, for cash management purposes, the Company borrowed $88 from MSC under an existing loan that bears interest at 3.545%. In 2012 this loan was amended to change the interest rate from 3.545% to 3.078% and extend the maturity date to May 2014. As of December 31, 2012 and 2011 there was $146 and $153, respectively, outstanding under this loan. Interest expense related to this loan was $6 and $4 for the years ended December 31, 2012 and 2011, respectively.
MSC Canada had outstanding balances of CDN $102, or $102 (the “$102 Note”), at December 31, 2010 due to MSC’s subsidiary, Hexion Nova Scotia Finance, ULC (“Hexion NSF”) related to the acquisition of certain international subsidiaries from MSC and the acquisition of Bakelite Aktiengesellschaft. In conjunction with the issuance of this note, MSC entered into a common share forward subscription agreement with MSC Canada requiring MSC to subscribe to shares of MSC Canada stock (“Stock Subscription Agreement”). During the year ended December 31, 2011, approximately $49 of the $102 Note was assigned to MSC to settle a payable between MSC and Hexion NSF.
In conjunction with CO-OP’s acquisition of NBC Germany, CO-OP issued a note payable to MSC Canada of €254, or $340, at December 31, 2010. In turn, MSC Canada assigned this note to Hexion NSF in partial settlement of its note payable to Hexion NSF. This partial settlement triggered the requirement of MSC to subscribe to shares in MSC Canada under the Stock Subscription Agreement, which was subsequently waived by MSC Canada. As of December 31, 2012 and 2011, $335 and $330, respectively, was outstanding under this loan. Interest expense related to this loan totaled $30 and $33 for the years ended December 31, 2012 and 2011, respectively.
In November 2010, in conjunction with Hexion NSF’s refinancing of its second priority senior secured fixed notes, the Company and Hexion NSF agreed to amend the interest rate from 10.8% to 10.0% and extend the maturity date to November 15, 2020. As consideration, Hexion NSF billed the Company $18 during the year ended December 31, 2010, which has been included in “Other non-operating expense (income), net” in the Consolidated Statements of Operations. The remaining portion of the $102 Note as well as the $18 due to Hexion NSF were converted to a non-interest bearing loan between MSC Canada and Hexion NSF.
During 2012, MSC contributed its ownership interest in Hexion NSF to MSC Canada (see Note 14). In conjunction with the contribution transaction, the non-interest bearing loan between MSC Canada and Hexion NSF was settled by means of the declaration of a $75 dividend from Hexion NSF to MSC Canada. Both entities agreed to settle their existing obligations by way of set-off of the full amount of MSC Canada’s indebtedness to Hexion NSF and Hexion NSF’s dividend payable obligation to MSC Canada.
In 2012, the Company borrowed $98 from MSC under a new loan that bears interest at 6.625% and matures in 2020. The proceeds of the loan were used to repay existing term loans maturing May 5, 2013 under MSC’s senior secured credit facilities, as part of MSC’s March 2012 Refinancing Transactions. As of December 31, 2012 there was $102 outstanding under this loan. Interest expense related to this loan was $5 during the year ended December 31, 2012.
The total outstanding loans payable balances are included in “Affiliated debt payable within one year” and “Affiliated long-term debt” in the Consolidated Balance Sheets.
Affiliated Debt Receivable
In 2011, in conjunction with the sale of the IAR business, a loan of $139 was made to MSC under a new note that bears interest at 3.26% and matures in January of 2013. As of December 31, 2012 there was $158 outstanding under this loan. Interest income related to this loan was $5 and $4 for the years ended December 31, 2012 and 2011, respectively.
Balance Sheet Classification
Of the outstanding loans receivable as of December 31, 2012 and 2011, $180 and $204, respectively, represent amounts receivable from MSC that are not expected to be repaid for the foreseeable future. As MSC is the Company’s parent, these amounts have been recorded as a reduction of equity in the Consolidated Balance Sheets.
The remaining outstanding loans receivable balances are included in “Loans receivable from affiliates” and “Long-term loans receivable from affiliates” in the Consolidated Balance Sheets.
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
Indemnities related to the pre-closing operations of sold assets normally do not represent additional liabilities to the Company, but simply serve to protect the buyer from potential liability associated with the Company’s existing obligations at the time of sale. As with any liability, the Company has accrued for those pre-closing obligations that it considers probable and reasonably estimable. The amounts recorded at December 31, 2012 and 2011are not significant.
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
Environmental Institution of Paraná IAP—On August 10, 2005, the Environmental Institute of Paraná (IAP), an environmental agency in the State of Paraná, provided Hexion Quimica Industria, the Company’s Brazilian subsidiary, with notice of an environmental assessment in the amount of 12 Brazilian reais. The assessment related to alleged environmental damages to the Paranagua Bay caused in November 2004 from an explosion on a shipping vessel carrying methanol purchased by the Company. The investigations performed by the public authorities have not identified any actions of the Company that contributed to or caused the accident. The Company responded to the assessment by filing a request to have it cancelled and by obtaining an injunction precluding execution of the assessment pending adjudication of the issue. In November 2010, the Court denied the Company’s request to cancel the assessment and lifted the injunction that had been issued. The Company responded to the ruling by filing an appeal in the State of Paraná Court of Appeals. In March 2012, the Company was informed that the Court of Appeals had denied the Company’s appeal. The Company continues to believe that the assessment is invalid, and on June 4, 2012 it filed appeals to the Superior Court of Justice and the Supreme Court of Brazil. The Company continues to believe it has strong defenses against the validity of the assessment, and does not believe that a loss is probable. At December 31, 2012, the amount of the assessment, including tax, penalties, monetary correction and interest, is 30 Brazilian reais, or approximately $14.
The following table summarizes all probable environmental remediation, indemnification and restoration liabilities, including related legal expenses, at December 31, 2012 and 2011.

	Number of Sites		Liability		Range of Reasonably Possible Costs
Site Description	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	Low	High
Currently-owned	8	9	$5	$5	$3	$8
Formerly-owned:
Remediation	1	—	—	—	—	—
Monitoring only	1	1	—	—	—	1
Total	10	10	$5	$5	$3	$9
These amounts include estimates for unasserted claims that the Company believes are probable of loss and reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of a range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. At December 31, 2012 and 2011, $5 and $4, respectively, has been included in “Other current liabilities” in the Consolidated Balance Sheets with the remaining amount included in “Other long-term liabilities.”

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
Non-Environmental Legal Matters
The Company is involved in various product liability, commercial and employment litigation, personal injury, property damage and other legal proceedings that are considered to be in the ordinary course of business. The Company has reserves of $3 at both December 31, 2012 and 2011 for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable. The following legal claim are not in the ordinary course of business:
Brazil Tax Claim— On October 15, 2012, the Appellate Court for the State of Sao Paulo rendered a unanimous decision in favor of the Company on this claim, which has been pending since 1992. In 1992, the State of Sao Paulo Administrative Tax Bureau issued an assessment against the Company’s Brazilian subsidiary claiming that excise taxes were owed on certain intercompany loans made for centralized cash management purposes. These loans and other internal flows of funds were characterized by the Tax Bureau as intercompany sales. Since that time, management and the Tax Bureau have held discussions and the Company filed an administrative appeal seeking cancellation of the assessment. The Administrative Court upheld the assessment in December 2001. In 2002, the Company filed a second appeal with the highest-level Administrative Court, again seeking cancellation of the assessment. In February 2007, the highest-level Administrative Court upheld the assessment. The Company requested a review of this decision. On April 23, 2008, the Brazilian Administrative Tax Tribunal issued its final decision upholding the assessment against the Company. The Company filed an Annulment action in the Brazilian Judicial Courts in May 2008 along with a request for an injunction to suspend the tax collection. The injunction was granted upon the Company pledging certain properties and assets in Brazil during the pendency of the Annulment action in lieu of depositing an amount equivalent to the assessment with the Court. In September 2010, in the Company’s favor, the Court adopted its appointed expert’s report finding that the transactions in question were intercompany loans and other legal transactions. The State Tax Bureau appealed this decision in December 2010, and the Appellate Court ruled in the Company’s favor on October 15, 2012, as described above. On January 7, 2013, the State Tax Bureau appealed the decision to the Superior Court of Justice. The Company has replied to the appeal, and continues to believe that a loss contingency is not probable. At December 31, 2012, the amount of the assessment, including tax, penalties, monetary correction and interest, is 70 Brazilian reais, or approximately $34.
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

Year	Minimum Annual Purchase Commitments
2013	$175
2014	72
2015	49
2016	41
2017	41
2018 and beyond	207
Total minimum payments	585
Less: Amount representing interest	(36)
Present value of minimum payments	$549
Customer Contract Termination
In 2011, the Company agreed to terminate an operator contract (the “Contract”) with a customer in response to the customer’s desire to restructure certain of its manufacturing capacity. The customer agreed to pay the Company a one-time compensation payment of €16, or approximately $23, which the Company has since collected. The compensation payment represents a contract termination penalty and payment for all unpaid minimum obligations incurred by the customer to date under the Contract. The Company recorded a net gain of $21 for the year ended December 31, 2011 related to the termination of the Contract, which represents the full compensation payment, net of the Company’s estimated cost to disable the related manufacturing assets. The amount is recorded in “Other operating expense (income), net” in the Consolidated Statements of Operations.

13. Pension and Non-Pension Postretirement Benefit Plans
Certain of the Company’s subsidiaries sponsor defined benefit pension plans covering certain associates primarily in Canada, Netherlands, Germany, France, Belgium and Malaysia. Depending on the plan, benefits are based on eligible compensation and/or years of credited service. The Company also sponsors defined contribution plans in some locations. Non-pension postretirement benefit plans are also provided to associates in Canada and to certain associates in the Netherlands. The Canadian plan provides retirees and their dependents with medical and life insurance benefits, which are supplemental benefits to the respective provincial healthcare plan in Canada. The Netherlands’ plan provides a lump sum payment at retirement.
The following table presents the change in benefit obligation, change in plan assets and components of funded status for the Company’s defined benefit pension and non-pension postretirement benefit plans for the years ended December 31:

	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011
Change in Benefit Obligation
Benefit obligation at beginning of year	$318	$308	$6	$6
Service cost	8	8	1	—
Interest cost	17	17	—	—
Actuarial losses	143	3	2	—
Foreign currency exchange rate changes	6	(11)	—	—
Benefits paid	(9)	(8)	—	—
Employee contributions	1	1	—	—
Benefit obligation at end of year	$484	$318	$9	$6
Change in Plan Assets
Fair value of plan assets at beginning of year	$231	$201	$—	$—
Actual return on plan assets	36	25	—	—
Foreign currency exchange rate changes	5	(9)	—	—
Employer contribution	14	21	1	—
Benefits paid	(9)	(8)	—	—
Employee contributions	1	1	—	—
Fair value of plan assets at end of year	278	231	1	—
Funded status of the plan at end of year	$(206)	$(87)	$(8)	$(6)

The foreign currency impact reflected in these rollforward tables are for changes in the euro and Canadian dollar versus the U.S. dollar.

	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011
Amounts recognized in the Consolidated Balance Sheets at December 31 consist of:
Noncurrent assets	$—	$35	$—	$—
Other current liabilities	(3)	(4)	—	—
Long-term pension obligations	(203)	(118)	(8)	(6)
Accumulated other comprehensive loss (income)	103	8	1	(1)
Net amounts recognized	$(103)	$(79)	$(7)	$(7)
Amounts recognized in Accumulated other comprehensive loss at December 31 consist of:
Net actuarial loss (gain)	$119	$1	$1	$(1)
Net prior service cost	4	5	—	—
Deferred income taxes	(20)	2	—	—
Net amounts recognized	$103	$8	$1	$(1)
Accumulated benefit obligation	$459	$300
Accumulated benefit obligation for funded plans	$304	$190
Pension plans with underfunded or non-funded accumulated benefit obligations at December 31:
Aggregate projected benefit obligation	$485	$128
Aggregate accumulated benefit obligation	459	122
Aggregate fair value of plan assets	278	8
Pension plans with projected benefit obligations in excess of plan assets at December 31:
Aggregate projected benefit obligation	$485	$135
Aggregate fair value of plan assets	278	14
The net accumulated unrecognized actuarial losses relating to the pension plans were increased by $95 due to additional unrecognized actuarial losses, net of tax, of $96 as a result of the decrease in the discount rate at December 31, 2012 and unfavorable asset experience, but was partially offset by the amortization of prior service cost of $1.

Following are the components of net pension and postretirement expense recognized for the years ended December 31:

	Pension Benefits			Postretirement benefits
	2012	2011	2010	2012	2011	2010
Service cost	$8	$8	$8	$1	$—	$—
Interest cost on projected benefit obligation	17	17	15	—	—	—
Expected return on assets	(13)	(12)	(11)	—	—	—
Amortization of prior service cost	1	1	—	—	—	—
Recognized actuarial loss (gain)	—	—	1	(1)	—	—
Net expense	$13	$14	$13	$—	$—	$—
The following amounts were recognized in other comprehensive loss during the year ended December 31, 2012:

	Pension Benefits	Postretirement Benefits	Total
Net actuarial losses arising during the year	$118	$1	$119
Amortization of prior service cost	(1)	—	(1)
Amortization of net gains	—	1	1
Loss recognized in other comprehensive loss	117	2	119
Deferred income taxes	(22)	—	(22)
Loss recognized in other comprehensive loss, net of tax	$95	$2	$97

The amounts in “Accumulated other comprehensive loss” that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows:

	Pension Benefits	Postretirement Benefits	Total
Prior service cost	$2	$—	$2
Net actuarial loss	10	—	10
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
The weighted average rates used to determine the benefit obligations were as follows at December 31:

	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011
Discount rate	3.5%	5.6%	4.3%	5.4%
Rate of increase in future compensation levels	3.0%	3.3%	—	—
The weighted average assumed health care cost trend rates are as follows at December 31:
Health care cost trend rate assumed for next year	—	—	6.7%	7.1%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	—	—	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	—	—	2030	2030

The weighted average rates used to determine net periodic pension and postretirement expense were as follows for the years ended December 31:

	Pension Benefits			Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Discount rate	5.6%	5.5%	5.5%	5.4%	5.6%	6.3%
Rate of increase in future compensation levels	3.3%	3.3%	3.3%	—	—	—
Expected long-term rate of return on plan assets	5.8%	5.8%	5.8%	—	—	—
A one-percentage-point change in the assumed health care cost trend rates would change the projected benefit obligation for postretirement benefits by $1 and service cost and interest cost by a negligible amount.
Pension Investment Policies and Strategies
The Company’s investment strategy for the assets of its Canadian defined benefit pension plans is to maximize the long-term return on plan assets using a mix of equities and fixed income investments with a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and expected timing of future cash flow requirements. The investment portfolio contains a diversified blend of equity and fixed-income investments. Equity investments are also diversified across Canadian and foreign stocks, as well as growth, value and small and large capitalization investments. Investment risk and performance are measured and monitored on an ongoing basis through periodic investment portfolio reviews, annual liability measurements and periodic asset and liability studies.

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

	Actual		Target
	2012	2011	2013
Weighted average allocations of pension plan assets at December 31:
Equity securities	19%	9%	21%
Debt securities	81%	91%	79%
Total	100%	100%	100%
Fair Value of Plan Assets
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

The following table presents pension plan investments measured at fair value on a recurring basis as of December 31, 2012 and 2011:

	Fair Value Measurements Using
	2012				2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total
U.S. equity(a)	$—	$—	$—	$—	$—	$15	$—	$15
Other international equity(a)	—	51	—	51	—	4	—	4
Debt securities/fixed income(a)	—	211	—	211	—	136	—	136
Liability driven investments(b)(c)	—	—	—	—	—	62	—	62
Balanced pooled funds(a)(d)	—	11	—	11	—	8	—	8
Pooled insurance products with fixed income guarantee(a)	—	5	—	5	—	6	—	6
Total	$—	$278	$—	$278	$—	$231	$—	$231

(a)	Level 2 equity securities are primarily in pooled asset and mutual funds and are valued based on underlying net asset value multiplied by the number of shares held.

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

(d)	The fund provides a mix of approximately 60% equity and 40% fixed income securities that achieves the target asset mix for the plan.

Projections of Plan Contributions and Benefit Payments
The Company expects to make contributions totaling $10 to its defined benefit pension plans in 2013.
Estimated future plan benefit payments as of December 31, 2012 are as follows:

	Pension Benefits	Postretirement Benefits
2013	$9	$—
2014	10	—
2015	11	—
2016	12	—
2017	12	—
2018 to 2022	83	2
Defined Contribution and Other Plans
The Company sponsors a number of defined contribution plans for its associates in various countries. For most plans, employee contributions are voluntary, and the Company provides contributions ranging from 2% to 10%. Total charges to operations for matching contributions under these plans were $3, $2 and $3 for the years ended December 31, 2012, 2011 and 2010, respectively.
The Company’s German subsidiaries offer a government subsidized early retirement program to eligible associates called an Altersteilzeit Plan. The German government provides a subsidy in certain cases where the participant is replaced with a qualifying candidate. This subsidy has been discontinued for associates electing participation in the program after December 31, 2009. The Company had liabilities for these arrangements of $7 and $8 at December 31, 2012 and 2011, respectively. The Company incurred expense for these plans of 1, $3 and $4 for the years ended December 31, 2012, 2011 and 2010, respectively.
Also included in the Consolidated Balance Sheets at December 31, 2012 and 2011 are other post-employment benefit obligations primarily relating to liabilities for jubilee benefit plans offered to certain European associates of $4 and $3, respectively.
14. Deficit
Shareholder’s deficit reflects the common equity of the Company with all of the common equity of its subsidiaries eliminated, except for the equity of Nimbus (representing MSC’s interest) as of December 31, 2012 and 2011, as well as the equity of Borden Argentina (representing MSC’s 5% interest) and MSC Malaysia (representing MSC’s 34% interest) as of December 31, 2011.
The Company’s acquisition of the shares in MSC Holding B.V. and the excess by which the note payable assumed exceeded the carrying value of the shares in MSC Holding B.V. have been recorded as a distribution to its parent and reflected as a $697 reduction to “Paid-in capital (Deficit)” in the Consolidated Statements of Equity (Deficit).
In 2012, MSC contributed its ownership interest in Hexion NSF to MSC Canada. As both Hexion NSF and MSC Canada are considered entities under the common control of MSC, the contribution was recorded at historical cost. This contribution resulted in a $9 increase to “Paid-in Capital (Deficit),” a $125 increase to “Accumulated other comprehensive income (loss)” and a $67 decrease to “Accumulated deficit” in the Consolidated Statements of Equity (Deficit), which represents the historical cost basis of Hexion NSF’s equity balances at the time of its contribution to MSC Canada.
The Company incurred a loss of $78 associated with the termination of a foreign exchange gain/loss guarantee agreement with its parent attributable to the period from January 1, 2010 until the inception of the agreement in December 2010. This amount has been recorded as a deemed distribution to MSC and reflected as a reduction in “Paid-in capital (Deficit)” in the Consolidated Statements of Equity (Deficit). In 2011, MSC contributed its outstanding receivable of $89 related to the hedge agreement to the Company as a capital contribution and permanent investment in the Company, which has been recorded as an increase in “Paid-in capital (Deficit)” in the Consolidated Statements of Equity (Deficit).
In 2012, the Company contributed its outstanding net receivable of $5 related to the 2011 results of a foreign exchange gain/loss guarantee with MSC as a return of capital, and is reflected as a reduction to “Paid-in Capital (Deficit)” in the Consolidated Statements of Equity (Deficit).

15. Income Taxes
Income tax (benefit) expense for the Company for the years ended December 31, is as follows:

	2012	2011	2010
Current
Federal	$(8)	$2	$33
Foreign	18	19	9
Total current	10	21	42
Deferred
Federal	(36)	(13)	(17)
Foreign	—	(12)	—
Total deferred	(36)	(25)	(17)
Income tax (benefit) expense	$(26)	$(4)	$25
A reconciliation of the Company’s combined differences between income taxes computed at the Dutch federal statutory tax rate of 25.0% and provisions for income taxes for the years ended December 31, are as follows:

	2012	2011	2010
Income taxes computed at federal statutory tax rate	$(34)	$(4)	$3
Foreign rate differentials	(4)	(13)	(16)
Losses and other expenses not deductible for tax	4	2	4
Increase in the taxes due to changes in valuation allowance	32	10	11
Additional tax (benefit) expense on foreign unrepatriated earnings	(33)	—	1
Additional expense for uncertain tax positions	13	1	23
Changes in enacted tax rates	—	—	(1)
Adjustment of prior estimates and other	(4)	—	—
Income tax (benefit) expense	$(26)	$(4)	$25
The domestic and foreign components of the Company’s (loss) income before income taxes for the years ended December 31, is as follows:

	2012	2011	2010
Domestic	$(146)	$(48)	$(24)
Foreign	9	32	36
Total	$(137)	$(16)	$12

The tax effects of the Company’s significant temporary differences and net operating loss and credit carryforwards which comprise the deferred tax assets and liabilities at December 31, 2012 and 2011, are as follows:

	2012	2011
Assets
Non-pension post-employment	$2	$2
Accrued and other expenses	8	8
Property, plant and equipment	3	3
Intangibles	2	2
Net operating loss and credit carryforwards	98	78
Pension liabilities	36	3
Gross deferred tax assets	149	96
Valuation allowance	(76)	(34)
Net deferred tax asset	73	62
Liabilities
Property, plant and equipment	(57)	(77)
Unrepatriated earnings of foreign subsidiaries	—	(33)
Intangibles	(14)	(13)
Gross deferred tax liabilities	(71)	(123)
Net deferred tax asset (liability)	$2	$(61)

The following table summarizes the presentation of the net deferred tax asset (liability) in the Consolidated Balance Sheets at December 31:

Assets	2012	2011
Current deferred income taxes (Other current assets)	$7	$10
Long-term deferred income taxes (Other assets)	10	4
Liabilities
Current deferred income taxes (Other current liabilities)	—	—
Long-term deferred income taxes	(15)	(75)
Net deferred tax asset (liability)	$2	$(61)
The Company’s deferred tax assets primarily include domestic and foreign net operating loss carryforwards and disallowed interest carryforwards. As of December 31, 2012, the domestic net operating loss carryforwards available are $181, which expire starting 2018. A valuation allowance of $25 has been provided against a portion of these attributes. The foreign net operating loss carryforwards and disallowed interest carryforwards available are $183, related primarily to Germany. These tax attributes have an unlimited carryover and do not expire. A valuation allowance of $51 has been provided against these foreign tax attributes.
The Company is no longer subject to federal examinations in the Netherlands for years before December 31, 2008. The Company conducts business globally and, as a result, certain of its subsidiaries file income tax returns in various foreign jurisdictions. In the normal course of business, the Company is subject to examinations by taxing authorities throughout the world, including major jurisdictions such as Australia, Brazil, Canada, Germany, Italy, Korea and the United Kingdom.
The Company continuously reviews issues that are raised from ongoing examinations and open tax years to evaluate the adequacy of its liabilities. As the various taxing authorities continue with their audit/examination programs, The Company will adjust its reserves accordingly to reflect these settlements.
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2012	2011
Balance at beginning of year	$62	$66
Additions based on tax positions related to the current year	8	2
Additions for tax positions of prior years	10	1
Settlements	—	(2)
Foreign currency translation	1	(5)
Balance at end of year	$81	$62
During the year ended December 31, 2012, the Company increased the amount of its unrecognized tax benefits by $19, primarily as a result increases in the unrecognized tax benefit for various intercompany transactions. The Company did not recognize any interest or penalties for the years ended December 31, 2012 and 2011. The Company does not have any interest and penalties accrued at either December 31, 2012 or 2011.
$81of unrecognized tax benefits, if recognized, would affect the effective tax rate. The Company anticipates recognizing up to $32 of the total amount of the unrecognized tax benefits within the next 12 months as a result of negotiations with domestic and foreign jurisdictions.

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Shareholders of
Momentive International Holdings Cooperatief U.A.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, equity (deficit), comprehensive loss and cash flows present fairly, in all material respects, the financial position of Momentive International Holdings Cooperatief U.A. and its subsidiaries (the Company) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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
April 1, 2013