Form 10-Q
period 2013-03-31
MOMENTIVE SPECIALTY CHEMICALS INC.
filed 2013-05-14
CIK 13239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on May 1, 2013: 82,556,847

MOMENTIVE SPECIALTY CHEMICALS INC.

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions, except share data)	March 31, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents (including restricted cash of $3 and $18, respectively)	$400	$419
Short-term investments	6	5
Accounts receivable (net of allowance for doubtful accounts of $16 and $17, respectively)	613	527
Inventories:
Finished and in-process goods	307	262
Raw materials and supplies	122	105
Other current assets	90	81
Total current assets	1,538	1,399
Investment in unconsolidated entities	54	42
Deferred income taxes	383	348
Other assets, net	135	109
Property and equipment:
Land	89	90
Buildings	301	305
Machinery and equipment	2,372	2,384
	2,762	2,779
Less accumulated depreciation	(1,618)	(1,612)
	1,144	1,167
Goodwill	167	169
Other intangible assets, net	89	91
Total assets	$3,510	$3,325
Liabilities and Deficit
Current liabilities:
Accounts payable	$503	$418
Debt payable within one year	61	76
Interest payable	90	63
Income taxes payable	7	4
Accrued payroll and incentive compensation	48	40
Other current liabilities	124	129
Total current liabilities	833	730
Long-term liabilities:
Long-term debt	3,727	3,419
Long-term pension and post employment benefit obligations	304	309
Deferred income taxes	19	18
Other long-term liabilities	169	166
Total liabilities	5,052	4,642
Commitments and contingencies (See Note 7)
Deficit
Common stock—$0.01 par value; 300,000,000 shares authorized, 170,605,906 issued and 82,556,847 outstanding at March 31, 2013 and December 31, 2012	1	1
Paid-in capital	520	752
Treasury stock, at cost—88,049,059 shares	(296)	(296)
Note receivable from parent	—	(24)
Accumulated other comprehensive loss	(90)	(77)
Accumulated deficit	(1,677)	(1,673)
Total deficit	(1,542)	(1,317)
Total liabilities and deficit	$3,510	$3,325
See Notes to Condensed Consolidated Financial Statements

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
(In millions)	2013	2012
Net sales	$1,192	$1,236
Cost of sales	1,049	1,064
Gross profit	143	172
Selling, general and administrative expense	92	85
Asset impairments	—	23
Business realignment costs	9	15
Other operating (income) expense, net	(3)	5
Operating income	45	44
Interest expense, net	74	65
Loss on extinguishment of debt	6	—
Other non-operating expense, net	5	2
Loss before income tax and earnings from unconsolidated entities	(40)	(23)
Income tax benefit	(32)	(2)
Loss before earnings from unconsolidated entities	(8)	(21)
Earnings from unconsolidated entities, net of taxes	4	5
Net loss	$(4)	$(16)
See Notes to Condensed Consolidated Financial Statements

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

	Three Months Ended March 31,
(In millions)	2013	2012
Net loss	$(4)	$(16)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(18)	29
Gain recognized from pension and postretirement benefits	4	—
Net losses on cash flow hedges reclassified to earnings	1	—
Other comprehensive (loss) income	(13)	29
Comprehensive (loss) income	$(17)	$13
See Notes to Condensed Consolidated Financial Statements

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(In millions)	2013	2012
Cash flows (used in) provided by operating activities
Net loss	$(4)	$(16)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	38	38
Deferred tax (benefit) expense	(41)	5
Non-cash asset impairments and accelerated depreciation	—	29
Loss on extinguishment of debt	6	—
Unrealized foreign currency (gains) losses	(28)	15
Other non-cash adjustments	—	3
Net change in assets and liabilities:
Accounts receivable	(96)	(106)
Inventories	(67)	(65)
Accounts payable	94	135
Income taxes payable	4	(2)
Other assets, current and non-current	12	(1)
Other liabilities, current and long-term	49	(17)
Net cash (used in) provided by operating activities	(33)	18
Cash flows used in investing activities
Capital expenditures	(27)	(30)
(Purchases of) proceeds from the sale of debt securities, net	(1)	4
Change in restricted cash	15	—
Investment in unconsolidated affiliates, net	(14)	(2)
Net cash used in investing activities	(27)	(28)
Cash flows provided by (used in) financing activities
Net short-term debt borrowings (repayments)	1	(12)
Borrowings of long-term debt	1,125	450
Repayments of long-term debt	(1,034)	(463)
Long-term debt and credit facility financing fees	(34)	(12)
Capital contribution from parent	—	16
Common stock dividends paid	—	(1)
Net cash provided by (used in) financing activities	58	(22)
Effect of exchange rates on cash and cash equivalents	(2)	3
Decrease in cash and cash equivalents	(4)	(29)
Cash and cash equivalents (unrestricted) at beginning of period	401	416
Cash and cash equivalents (unrestricted) at end of period	$397	$387
Supplemental disclosures of cash flow information
Cash paid for:
Interest, net	$44	$77
Income taxes, net of cash refunds	—	7
Non-cash financing activities:
Non-cash issuance of debt in exchange for loans of parent (See Note 6)	$200	$—
Non-cash distribution declared to parent (See Note 3)	208	—
Settlement of note receivable from parent (See Note 3)	24	—
See Notes to Condensed Consolidated Financial Statements

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATED STATEMENT OF DEFICIT (Unaudited)

(In millions)	Common Stock	Paid-in Capital	Treasury Stock	Note Receivable From Parent	Accumulated Other Comprehensive Loss (a)	Accumulated Deficit	Total
Balance at December 31, 2012	$1	$752	$(296)	$(24)	$(77)	$(1,673)	$(1,317)
Net loss	—	—	—	—	—	(4)	(4)
Other comprehensive loss	—	—	—	—	(13)	—	(13)
Settlement of note receivable from parent (See Note 3)	—	(24)	—	24	—	—	—
Non-cash distribution declared to parent ($2.52 per share)	—	(208)	—	—	—	—	(208)
Balance at March 31, 2013	$1	$520	$(296)	$—	$(90)	$(1,677)	$(1,542)

(a)
Accumulated other comprehensive loss at March 31, 2013 represents $125 of net foreign currency translation gains, net of tax and a $215 unrealized loss, net of tax, related to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement benefit plans. Accumulated other comprehensive loss at December 31, 2012 represents $143 of net foreign currency translation gains, net of tax, $1 of net deferred losses on cash flow hedges and a $219 unrealized loss, net of tax, related to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement benefit plans.

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In millions, except share data)
1. Background and Basis of Presentation
Based in Columbus, Ohio, Momentive Specialty Chemicals Inc., (which may be referred to as “MSC” or the “Company”) serves global industrial markets through a broad range of thermoset technologies, specialty products and technical support for customers in a diverse range of applications and industries. The Company’s business is organized based on the products offered and the markets served. At March 31, 2013, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins.
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
The unaudited Condensed Consolidated Financial Statements include the accounts of the Company, its majority-owned subsidiaries in which minority shareholders hold no substantive participating rights and variable interest entities (“VIEs”) in which the Company is the primary beneficiary. Intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair statement have been included. Results for the interim periods are not necessarily indicative of results for the entire year.
Year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the accompanying notes included in the Company’s most recent Annual Report on Form 10-K.
The Company revised the unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2012 to correct for the classification of accelerated depreciation of $6 that was originally classified in “Other operating (income) expense, net.” The amount has now been properly classified in “Cost of sales.”
The Company also revised the unaudited Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2012 to correct for the classification of certain outstanding checks that were originally classified as “Accounts payable.” The amounts have now been properly classified as a reduction to “Cash and cash equivalents.” Management does not believe these revisions were material to the Company’s unaudited Condensed Consolidated Financial Statements. The impacts of correcting the unaudited Condensed Consolidated Statement of Cash Flows for the specified period are as follows:

Consolidated Statement of Cash Flows:	As Previously Reported	Adjustments	As Revised
Net cash provided by operating activities	$16	$2	$18
Cash and cash equivalents (unrestricted) at beginning of period	428	(12)	416
Cash and cash equivalents (unrestricted) at end of period	397	(10)	387
Footnotes contained herein have been revised, where applicable, for the revisions discussed above.
2. Summary of Significant Accounting Policies
Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and also requires the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, it requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
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
In addition, the Company recorded accelerated depreciation of less than $1 and $6 related to closing facilities during the three months ended March 31, 2013 and 2012, respectively.
Subsequent Events—The Company has evaluated events and transactions subsequent to March 31, 2013 through May 14, 2013, the date of issuance of its unaudited Condensed Consolidated Financial Statements.
Reclassifications—Certain prior period balances have been reclassified to conform with current presentations.
Recently Issued Accounting Standards
Newly Issued and Adopted Accounting Standards
On February 5, 2013, the Company adopted the provisions of Accounting Standards Update No. 2013-02: Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 amended existing comprehensive income guidance and is intended to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 requires entities to disclose additional detail about the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. ASU 2013-02 allows an entity to provide information about the effects on net income of significant amounts reclassified out of each component of accumulated other comprehensive income on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. The adoption of ASU 2013-02 did not have a material impact on the Company’s unaudited Condensed Consolidated Financial Statements. See Note 12 for the disclosures required by ASU 2013-02.
3. Related Party Transactions
Administrative Service, Management and Consulting Arrangement
The Company is subject to an Amended and Restated Management Consulting Agreement with Apollo (the “Management Consulting Agreement”) that renews on an annual basis, unless notice to the contrary is given by either party. Under the Management Consulting Agreement, the Company receives certain structuring and advisory services from Apollo and its affiliates. The Management Consulting Agreement provides indemnification to Apollo, its affiliates and their directors, officers and representatives for potential losses arising from these services. Apollo is entitled to an annual fee equal to the greater of $3 or 2% of the Company’s Adjusted EBITDA. Apollo elected to waive charges of any portion of the annual management fee due in excess of $3 for the calendar year 2013.
During both of the three months ended March 31, 2013 and 2012, the Company recognized expense under the Management Consulting Agreement of $1. This amount is included in “Other operating (income) expense, net” in the Company’s unaudited Condensed Consolidated Statements of Operations.
Shared Services Agreement
On October 1, 2010, in conjunction with the Momentive Combination, the Company entered into a shared services agreement with MPM, as amended on March 17, 2011 (the “Shared Services Agreement”). Under this agreement, the Company provides to MPM, and MPM provides to the Company, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between the Company and MPM. Pursuant to this agreement, during the three months ended March 31, 2013 and 2012, the Company incurred approximately $33 and $41, respectively, of net costs for shared services and MPM incurred approximately $23 and $39, respectively, of net costs for shared services. Included in the net costs incurred during the three months ended March 31, 2013 and 2012, were estimated or initial billings from the Company to MPM of $6 and $5, respectively, to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to the applicable allocation percentage. The allocation percentage is currently under review and subject to adjustment by the Shared Service Committee in accordance with the terms of the Shared Services Agreement. During the three months ended March 31, 2013 and 2012, the Company realized approximately $3 and $7, respectively, in cost savings as a result of the Shared Services Agreement. The Company had accounts receivable from MPM of $1 and less than $1 as of March 31, 2013 and December 31, 2012, respectively, and accounts payable to MPM of less than $1 at both March 31, 2013 and December 31, 2012.
Purchase of MSC Holdings Debt
In 2009, the Company purchased $180 in face value of the outstanding MSC Holdings LLC PIK Debt Facility for $24, including accrued interest. The loan receivable from MSC Holdings was recorded at its acquisition value of $24 as a reduction of equity in the unaudited Condensed Consolidated Balance Sheets, as MSC Holdings is the Company’s parent. In addition, the Company has not recorded accretion of the purchase discount or interest income, as ultimate receipt of these cash flows was under the control of MSC Holdings.

During the three months ended March 31, 2013, in conjunction with the 2013 Refinancing Transactions (see Note 6), the loan receivable from MSC Holdings was settled for no consideration at the direction of MSC Holdings. As a result, the Company accounted for the settlement of the loan as a distribution to MSC Holdings of $24, which was recognized in “Paid-in Capital.” Additionally, during the three months ended March 31, 2013, the Company declared a distribution to MSC Holdings of $208 in connection with the retirement of the outstanding $247 aggregate principal amount of the LLC PIK Facility held by an unaffiliated third party, in conjunction with the 2013 Refinancing Transactions.
Purchases and Sales of Products and Services with MPM
The Company also sells products to, and purchase products from, MPM pursuant to a Master Buy/Sell Agreement dated as of September 6, 2012 (the “Master Buy/Sell Agreement”). Prices under the agreement are determined by a formula based upon certain third party sales of the applicable product, or in the event that no qualifying third party sales have taken place, based upon the average contribution margin generated by certain third party sales of products in the same or a similar industry. The standard terms and conditions of the seller in the applicable jurisdiction apply to transactions under the Master Buy/Sell Agreement. A subsidiary of MPM also acts as a non-exclusive distributor in India for certain of the Company’s subsidiaries pursuant to Distribution Agreements dated as of September 6, 2012 (the “Distribution Agreements”). Prices under the Distribution Agreements are determined by a formula based on the weighted average sales price of the applicable product less a margin. The Master Buy/Sell Agreement and Distribution Agreements have initial terms of 3 years and may be terminated for convenience by either party thereunder upon 30 days’ prior notice in the case of the Master/Buy Sell Agreement and upon 90 days’ prior notice in the case of the Distribution Agreements. Pursuant to these agreements and other purchase orders, during the three months ended March 31, 2013 and 2012, the Company sold less than $1 and less than $1 of products to MPM and purchased $1 and less than $1, respectively, of products from MPM. As of both March 31, 2013 and December 31, 2012, the Company had less than $1 of accounts receivable from MPM and less than $1 of accounts payable to MPM related to these agreements.
Purchases and Sales of Products and Services with Affiliates Other than MPM
The Company sells products to various Apollo affiliates other than MPM. These sales were $30 and $1 for the three months ended March 31, 2013 and 2012, respectively. Accounts receivable from these affiliates were $11 and $26 at March 31, 2013 and December 31, 2012, respectively. The Company also purchases raw materials and services from various Apollo affiliates other than MPM. These purchases were $34 and $7 for the three months ended March 31, 2013 and 2012, respectively. The Company had accounts payable to these affiliates of less than $1 and $4 at March 31, 2013 and December 31, 2012, respectively.
Participation of Apollo Global Securities in Refinancing Transactions
During the three months ended March 31, 2013, AGS acted as one of the initial purchasers and received approximately $1 in connection with the sale of an additional $1,100 aggregate principal amount of the Company’s 6.625% First-Priority Senior Secured Notes due 2020. AGS also received $1 in structuring fees in connection with the 2013 Refinancing Transactions.
During the three months ended March 31, 2012, Apollo Global Securities, LLC (“AGS”), an affiliate of Apollo, acted as one of the initial purchasers and received approximately $1 in connection with the sale of $450 aggregate principal amount of the Company’s 6.625% First-Priority Senior Secured Notes due 2020.
Other Transactions and Arrangements
Momentive Holdings purchases insurance policies which also cover the Company and MPM. Amounts are billed to the Company based on the Company’s relative share of the insurance premiums. No amounts were billed to the Company from Momentive Holdings for the three months ended March 31, 2013 or 2012. The Company had accounts payable to Momentive Holdings of $0 and $4 under these arrangements at March 31, 2013 and December 31, 2012, respectively.
The Company sells finished goods to, and purchases raw materials from, its foundry joint venture between the Company and Delta-HA, Inc. (“HAI”). The Company also provides toll-manufacturing and other services to HAI. The Company’s investment in HAI is recorded under the equity method of accounting, and the related sales and purchases are not eliminated from the Company’s unaudited Condensed Consolidated Financial Statements. However, any profit on these transactions is eliminated in the Company’s unaudited Condensed Consolidated Financial Statements to the extent of the Company’s 50% interest in HAI. Sales and services provided to HAI were $27 and $28 for the three months ended March 31, 2013 and 2012, respectively. Accounts receivable from HAI were $18 and $16 at March 31, 2013 and December 31, 2012, respectively. Purchases from HAI were $21 and $10 for the three months ended March 31, 2013 and 2012, respectively. The Company had accounts payable to HAI of $4 and $6 at March 31, 2013 and December 31, 2012, respectively. Additionally, HAI declared dividends to the Company of $8 and $10 during the three months ended March 31, 2013 and 2012, respectively. No amounts remain outstanding related to these previously declared dividends as of March 31, 2013.
The Company’s purchase contracts with HAI represent a significant portion of HAI’s total revenue, and this factor results in the Company absorbing the majority of the risk from potential losses or the majority of the gains from potential returns. However, the Company does not have the power to direct the activities that most significantly impact HAI, and therefore, does not consolidate HAI. The carrying value of HAI’s assets were $47 and $52 at March 31, 2013 and December 31, 2012, respectively. The carrying value of HAI’s liabilities were $23 and $18 at March 31, 2013 and December 31, 2012, respectively.

In February 2013, the Company and HAI resolved a dispute regarding raw material pricing. As part of the resolution, the Company will provide discounts to HAI on future purchases of dry and liquid resins totaling $16 over a period of three years. The $16 settlement was recorded net of $8 of income during the year ended December 31, 2012, which represented the Company’s benefit from the discounts due to its 50% ownership interest in HAI.
The Company had a loan receivable from its unconsolidated forest products joint venture in Russia of less than $1 as of both March 31, 2013 and December 31, 2012. The Company also had royalties receivable from its unconsolidated forest products joint venture in Russia of $5 as of both March 31, 2013 and December 31, 2012.
4. Fair Value
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

Recurring Fair Value Measurements
Following is a summary of assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012:

	Fair Value Measurements Using			Total
	Level 1	Level 2	Level 3
March 31, 2013
Derivative liabilities	$—	$—	$—	$—
December 31, 2012
Derivative liabilities	$—	$(1)	$—	$(1)
Level 1 derivative liabilities primarily consist of financial instruments traded on exchange or futures markets. Level 2 derivative liabilities consist of derivative instruments transacted primarily in over the counter markets.
There were no transfers between Level 1, Level 2 or Level 3 measurements during the three months ended March 31, 2013 or 2012.
The Company calculates the fair value of its Level 1 derivative liabilities using quoted market prices. The Company calculates the fair value of its Level 2 derivative liabilities using standard pricing models with market-based inputs, adjusted for nonperformance risk. When its financial instruments are in a liability position, the Company evaluates its credit risk as a component of fair value. At both March 31, 2013 and December 31, 2012, no adjustment was made by the Company to reduce its derivative liabilities for nonperformance risk.
When its financial instruments are in an asset position, the Company is exposed to credit loss in the event of nonperformance by other parties to these contracts and evaluates their credit risk as a component of fair value.

Non-recurring Fair Value Measurements
The Company recorded losses of $23 as a result of measuring assets at fair value on a non-recurring basis during the three months ended March 31, 2012, all of which were valued using Level 3 inputs. There were no significant assets or liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2013.
During the three months ended March 31, 2012, as a result of the likelihood that certain long-lived assets would be disposed of before the end of their estimated useful lives, resulting in lower future cash flows associated with these assets, the Company wrote down long-lived assets with a carrying value of $26 to fair value of $5, resulting in impairment charges of $15 and $6 within its Epoxy, Phenolic and Coating Resins and Forest Products Resins segments, respectively. These assets were valued by using a discounted cash flow analysis based on assumptions that market participants would use. Significant unobservable inputs in the model included projected short-term future cash flows, projected growth rates and discount rates associated with these long-lived assets. Future projected short-term cash flows and growth rates were derived from probability-weighted forecast models based upon budgets prepared by the Company’s management. These projected future cash flows were discounted using rates ranging from 2% to 3%.
During the three months ended March 31, 2012, as a result of market weakness and the loss of a customer, resulting in lower future cash flows associated with certain long-lived assets, the Company wrote-down assets with a carrying value of $22 to a fair value of $20, resulting in an impairment charge of $2 within its Forest Products Resins segment. These assets were valued using a discounted cash flow analysis based on assumptions that market participants would use and incorporated probability-weighted cash flows based on the likelihood of various possible scenarios. Significant unobservable inputs in the model included projected future cash flows, projected growth rates and discount rates associated with these long-lived assets. Future projected cash flows and growth rates were derived from probability-weighted forecast models based upon budgets prepared by the Company’s management. These projected future cash flows were discounted using rates ranging from 2% to 10%.
Non-derivative Financial Instruments
The following table summarizes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
March 31, 2013
Debt	$3,788	$—	$3,748	$11	$3,759
December 31, 2012
Debt	$3,495	$—	$3,410	$11	$3,421
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
5. Derivative Instruments and Hedging Activities
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
In July 2010, the Company entered into a two-year interest rate swap agreement, which matured on January 2, 2013. This swap was designed to offset the cash flow variability that resulted from interest rate fluctuations on the Company’s variable rate debt. This swap became effective on January 4, 2011 and had an initial notional amount of $350, which was subsequently amortized down to $325. The Company paid a fixed rate of 1.032% and received a variable one month LIBOR rate. The Company accounted for the swap as a qualifying cash flow hedge.
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
The Company hedges a portion of its electricity purchases for certain manufacturing plants. The Company enters into forward contracts with fixed prices to hedge electricity pricing at these plants. Any unused electricity is net settled for cash each month based on the market electricity price versus the contract price. The Company also hedges a portion of its natural gas purchases for certain North American plants using futures contracts. The natural gas contracts are settled for cash each month based on the closing market price on the last day the contract trades on the New York Mercantile Exchange. The Company does not apply hedge accounting to these electricity or natural gas future contracts.

The following tables summarize the Company’s derivative financial instruments, which are recorded as “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets:

	March 31, 2013		December 31, 2012
Liability Derivatives	Notional Amount	Fair Value Liability	Notional Amount	Fair Value Liability
Derivatives designated as hedging instruments:
Interest Rate Swaps
Interest swap – 2010	$—	$—	$325	$—
Total		$—		$—

Derivatives not designated as hedging instruments:
Interest Rate Swap
Australian dollar interest swap	$6	$—	$6	$—
Commodity Contracts
Electricity contracts	3	—	3	(1)
Natural gas futures	2	—	3	—
Total		$—		$(1)

Derivatives in Cash Flow Hedging Relationship	Loss Recognized in OCI on Derivative for the Three Months Ended:		Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income for the Three Months Ended:
	March 31, 2013	March 31, 2012		March 31, 2013	March 31, 2012
Interest Rate Swaps
Interest swap – 2010	$—	$(1)	Interest expense, net	$(1)	$(1)
Total	$—	$(1)		$(1)	$(1)
As of March 31, 2013, there are no losses recognized in “Accumulated other comprehensive loss” which will be reclassified to earnings over the next twelve months.

Derivatives Not Designated as Hedging Instruments	Gain (Loss) Recognized in Income on Derivative for the Three Months Ended:		Location of Gain (Loss) Recognized in Income on Derivative
	March 31, 2013	March 31, 2012
Commodity Contracts
Electricity contracts	$—	$1	Cost of sales
Natural gas futures	—	(2)	Cost of sales
Total	$—	$(1)

6. Debt Obligations
Debt outstanding at March 31, 2013 and December 31, 2012 is as follows:

	March 31, 2013		December 31, 2012
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
Non-affiliated debt:
Senior Secured Credit Facilities:
Floating rate term loans due 2015	$—	$—	$895	$15
Senior Secured Notes:
6.625% First-Priority Senior Secured Notes due 2020 (includes $8 of unamortized debt premium at March 31, 2013)	1,558	—	450	—
8.875% Senior Secured Notes due 2018 (includes $5 and $6 of unamortized debt discount at March 31, 2013 and December 31, 2012, respectively)	1,195	—	994	—
Floating rate Second-Priority Senior Secured Notes due 2014	—	—	120	—
9.00% Second-Priority Senior Secured Notes due 2020	574	—	574	—
Debentures:
9.2% debentures due 2021	74	—	74	—
7.875% debentures due 2023	189	—	189	—
8.375% sinking fund debentures due 2016	60	2	60	2
Other Borrowings:
Australia Facility due 2014	45	5	31	5
Brazilian bank loans	19	37	18	41
Capital Leases	10	1	10	1
Other	3	16	4	12
Total	$3,727	$61	$3,419	$76
2013 Refinancing Activities
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
In January 2013, the Company also issued $200 aggregate principal amount of 8.875% Senior Secured Notes due 2018 at an issue price of 100% (the “New Senior Secured Notes”). The New Senior Secured Notes were issued to lenders in exchange for loans of MSC Holdings, which were retired in full. The Company did not receive any cash proceeds from the issuance of the New Senior Secured Notes. The New Senior Secured Notes were issued as additional notes under the indenture governing the Company’s existing 8.875% Senior Secured Notes due 2018 and have the same terms as such notes.
Additionally, in March 2013, the Company entered into a new $400 asset-based revolving loan facility, subject to a borrowing base (the “ABL Facility”). The ABL Facility replaced the $171 revolving credit facility and the $47 synthetic letter of credit facility under the Company's senior secured credit facilities. Collectively, we refer to these transactions as the “2013 Refinancing Transactions.”
The Company incurred approximately $34 in fees associated with the 2013 Refinancing Transactions, which have been deferred and are recorded in “Other assets, net” in the unaudited Condensed Consolidated Balance Sheets. The deferred fees will be amortized over the contractual life of the respective debt obligations on an effective interest basis. Additionally, $6 in unamortized deferred financing fees were written-off related to the debt that was repaid and extinguished. These fees are included in “Loss on extinguishment of debt” in the unaudited Condensed Consolidated Statements of Operations.
The ABL Facility has a five-year term unless, on the date that is 91 days prior to the scheduled maturity of the 8.875% Senior Secured Notes due 2018, more than $50 aggregate principal amount of 8.875% Senior Secured Notes due 2018 is outstanding, in which case the ABL Facility will mature on such earlier date. Availability under the ABL Facility is $400, subject to a borrowing base that will be based on a specified percentage of eligible accounts receivable and inventory. The borrowers under the ABL Facility include the Company and Momentive Specialty Chemicals Canada Inc., Momentive Specialty Chemicals B.V., Momentive Specialty Chemicals UK Limited and Borden Chemical UK Limited, each a wholly-owned subsidiary of the Company. The ABL Facility bears interest at a floating rate based on, at the Company's option, an adjusted

LIBOR rate plus an initial applicable margin of 2.25% or an alternate base rate plus an initial applicable margin of 1.25%. From and after the date of delivery of the Company's financial statements for the first fiscal quarter ended after the effective date of the ABL Facility, the applicable margin for such borrowings will be adjusted depending on the availability under the ABL Facility. In addition to paying interest on outstanding principal under the ABL Facility, the Company is required to pay a commitment fee to the lenders in respect of the unutilized commitments at an initial rate equal to 0.50% per annum, subject to adjustment depending on the usage. The ABL Facility does not have any financial maintenance covenants, other than a fixed charge coverage ratio of 1.0 to 1.0 that only applies if availability under the ABL Facility is less than the greater of (a) $40 and (b) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time. The fixed charge coverage ratio under the credit agreement governing the ABL Facility is generally defined as the ratio of (a) Adjusted EBITDA minus non-financed capital expenditures and cash taxes to (b) debt service plus cash interest expense plus certain restricted payments, each measured on a last twelve months, or LTM, basis. The ABL Facility is secured by, among other things, first-priority liens on most of the inventory and accounts receivable and related assets of the Company, its domestic subsidiaries and certain of its foreign subsidiaries (the “ABL Priority Collateral”), and by second-priority liens on certain collateral that generally includes most of the Company’s, its domestic subsidiaries’ and certain of its foreign subsidiaries’ assets other than the ABL Priority Collateral, in each case subject to certain exceptions and permitted liens. Available borrowings under the ABL Facility were $301 as of March 31, 2013.
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
Environmental Institution of Paraná IAP—On August 10, 2005, the Environmental Institute of Paraná (IAP), an environmental agency in the State of Paraná, provided Hexion Quimica Industria, the Company’s Brazilian subsidiary, with notice of an environmental assessment in the amount of 12 Brazilian reais. The assessment related to alleged environmental damages to the Paranagua Bay caused in November 2004 from an explosion on a shipping vessel carrying methanol purchased by the Company. The investigations performed by the public authorities have not identified any actions of the Company that contributed to or caused the accident. The Company responded to the assessment by filing a request to have it cancelled and by obtaining an injunction precluding execution of the assessment pending adjudication of the issue. In November 2010, the Court denied the Company’s request to cancel the assessment and lifted the injunction that had been issued. The Company responded to the ruling by filing an appeal in the State of Paraná Court of Appeals. In March 2012, the Company was informed that the Court of Appeals had denied the Company’s appeal. The Company continues to believe that the assessment is invalid, and on June 4, 2012 it filed appeals to the Superior Court of Justice and the Supreme Court of Brazil. The Company continues to believe it has strong defenses against the validity of the assessment, and does not believe that a loss is probable. At March 31, 2013, the amount of the assessment, including tax, penalties, monetary correction and interest, is 31 Brazilian reais, or approximately $15.
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
The following table summarizes all probable environmental remediation, indemnification and restoration liabilities, including related legal expenses, at March 31, 2013 and December 31, 2012:

	Number of Sites		Liability		Range of Reasonably Possible Costs
Site Description	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	Low	High
Geismar, LA	1	1	$16	$17	$10	$24
Superfund and offsite landfills – allocated share:
Less than 1%	17	22	1	1	1	2
Equal to or greater than 1%	12	12	7	6	5	14
Currently-owned	13	13	7	7	5	13
Formerly-owned:
Remediation	11	11	5	2	5	15
Monitoring only	4	4	1	1	—	1
Total	58	63	$37	$34	$26	$69
These amounts include estimates for unasserted claims that the Company believes are probable of loss and reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of a range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. At March 31, 2013 and December 31, 2012,

$10 and $9, respectively, has been included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets with the remaining amount included in “Other long-term liabilities.”
Following is a discussion of the Company’s environmental liabilities and the related assumptions at March 31, 2013:
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
Non-Environmental Legal Matters
The Company is involved in various legal proceedings in the ordinary course of business and had reserves of $22 at both March 31, 2013 and December 31, 2012, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable. At both March 31, 2013 and December 31, 2012, $8 has been included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets with the remaining amount included in “Other long-term liabilities.”

Following is a discussion of significant non-environmental legal proceedings:
Brazil Tax Claim— On October 15, 2012, the Appellate Court for the State of Sao Paulo rendered a unanimous decision in favor of the Company on this claim, which has been pending since 1992. In 1992, the State of Sao Paulo Administrative Tax Bureau issued an assessment against the Company’s Brazilian subsidiary claiming that excise taxes were owed on certain intercompany loans made for centralized cash management purposes. These loans and other internal flows of funds were characterized by the Tax Bureau as intercompany sales. Since that time, management and the Tax Bureau have held discussions and the Company filed an administrative appeal seeking cancellation of the assessment. The Administrative Court upheld the assessment in December 2001. In 2002, the Company filed a second appeal with the highest-level Administrative Court, again seeking cancellation of the assessment. In February 2007, the highest-level Administrative Court upheld the assessment. The Company requested a review of this decision. On April 23, 2008, the Brazilian Administrative Tax Tribunal issued its final decision upholding the assessment against the Company. The Company filed an Annulment action in the Brazilian Judicial Courts in May 2008 along with a request for an injunction to suspend the tax collection. The injunction was granted upon the Company pledging certain properties and assets in Brazil during the pendency of the Annulment action in lieu of depositing an amount equivalent to the assessment with the Court. In September 2010, in the Company’s favor, the Court adopted its appointed expert’s report finding that the transactions in question were intercompany loans and other legal transactions. The State Tax Bureau appealed this decision in December 2010, and the Appellate Court ruled in the Company’s favor on October 15, 2012, as described above. On January 7, 2013, the State Tax Bureau appealed the decision to the Superior Court of Justice. The Company has replied to the appeal, and continues to believe that a loss contingency is not probable. At March 31, 2013, the amount of the assessment, including tax, penalties, monetary correction and interest, is 70 Brazilian reais, or approximately $35.
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
8. Pension and Postretirement Expense
Following are the components of net pension and postretirement expense (benefit) recognized by the Company for the three months ended March 31, 2013 and 2012:

	Pension Benefits				Non-Pension Postretirement Benefits
	Three Months Ended March 31,				Three Months Ended March 31,
	2013		2012		2013		2012
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1	$4	$1	$2	$—	$—	$—	$—
Interest cost on projected benefit obligation	3	4	3	4	—	—	—	—
Expected return on assets	(4)	(2)	(4)	(3)	—	—	—	—
Amortization of prior service cost (benefit)	—	—	2	—	—	—	(2)	—
Amortization of actuarial loss	2	2	—	—	—	—	—	—
Net expense (benefit)	$2	$8	$2	$3	$—	$—	$(2)	$—
9. Segment Information
The Company’s business segments are based on the products that the Company offers and the markets that it serves. At March 31, 2013, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins. A summary of the major products of the Company’s reportable segments follows:

•
Epoxy, Phenolic and Coating Resins: epoxy specialty resins, phenolic encapsulated substrates, versatic acids and derivatives, basic epoxy resins and intermediates, phenolic specialty resins and molding compounds, polyester resins, acrylic resins and vinylic resins

•	Forest Products Resins: forest products resins and formaldehyde applications

Reportable Segments
Following are net sales and Segment EBITDA (earnings before interest, income taxes, depreciation and amortization) by reportable segment. Segment EBITDA is defined as EBITDA adjusted for certain non-cash items and other income and expenses. Segment EBITDA is the primary performance measure used by the Company’s senior management, the chief operating decision-maker and the board of directors to evaluate operating results and allocate capital resources among segments. Segment EBITDA is also the profitability measure used to set management and executive incentive compensation goals. Corporate and Other is primarily corporate general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions, foreign exchange gains and losses and legacy company costs not allocated to continuing segments.

Net Sales (1):

	Three Months Ended March 31,
	2013	2012
Epoxy, Phenolic and Coating Resins	$765	$794
Forest Products Resins	427	442
Total	$1,192	$1,236

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.
Segment EBITDA:

	Three Months Ended March 31,
	2013	2012
Epoxy, Phenolic and Coating Resins	$68	$114
Forest Products Resins	55	46
Corporate and Other (2)	(18)	(14)

(2)	For the three months ended March 31, 2012, the Company has reclassified approximately $3 of costs into Corporate and Other Segment EBITDA which were previously excluded.
Reconciliation of Segment EBITDA to Net Loss:

	Three Months Ended March 31,
	2013	2012
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$68	$114
Forest Products Resins	55	46
Corporate and Other	(18)	(14)

Reconciliation:
Items not included in Segment EBITDA:
Asset impairments	—	(23)
Business realignment costs	(9)	(15)
Integration costs	(3)	(5)
Other	(11)	(18)
Total adjustments	(23)	(61)
Interest expense, net	(74)	(65)
Loss on extinguishment of debt	(6)	—
Income tax benefit	32	2
Depreciation and amortization	(38)	(38)
Net loss	$(4)	$(16)
 Items Not Included in Segment EBITDA
Business realignment costs for the three months ended March 31, 2013 primarily relate to expenses from minor restructuring programs and costs for environmental remediation at certain formerly owned locations. Business realignment costs for the three months ended March 31, 2012 primarily include expenses from the Company’s restructuring and cost optimization programs. Integration costs for the three months ended March 31, 2013 and 2012 primarily represent integrations costs associated with the Momentive Combination.
Not included in Segment EBITDA are certain non-cash items and other income and expenses. For the three months ended March 31, 2013, these items primarily include expenses from retention programs, partially offset by net realized and unrealized foreign exchange transaction gains. For the three months ended March 31, 2012, these items primarily include accelerated depreciation recorded on closing facilities, net realized and unrealized foreign exchange transaction losses, stock-based compensation expense and losses on the disposal of assets.

10. Share Based Compensation
On March 8, 2013, the Compensation Committee of the Board of Managers of Momentive Holdings approved grants of unit options and restricted deferred units under the Momentive Performance Materials Holdings LLC 2011 Equity Incentive Plan (the “2011 Equity Plan”). The unit options are rights to purchase common units of Momentive Holdings at a fixed price. The restricted deferred units are rights to receive a common unit of Momentive Holdings. The awards contain restrictions on transferability and other typical terms and conditions.
The following is a summary of key terms of the stock-based awards granted to MSC employees under the 2011 Equity Plan on March 8, 2013:

Award	Units Granted	Vesting Terms	Option/Unit Term
Unit Options	3,971,667	Time-vest ratably over 4 years; Accelerated vesting six months after a change of control event as defined by the 2011 Equity Plan	10 years

Restricted Deferred Units (“RDUs”)	3,136,150
Performance-based: Vest upon the earlier of 1) one year from the achievement of the targeted common unit value and a realization event or 2) six months from the achievement of the targeted common unit value and a change in control event, as such terms are defined by the 2011 Equity Plan
			N/A
Unit Options
On March 8, 2013, the Company granted Unit Options with an aggregate grant date fair value of approximately $2. The fair value was estimated at the grant date using a Monte Carlo valuation method. The Monte Carlo valuation method requires the use of a range of assumptions. The range of risk-free interest rates was 0.11% to 2.06%, expected volatility rates ranged from 28.1% to 35.5% and the dividend rate was 0%. The expected life assumption is not used in the Monte Carlo valuation method, but the output of the model indicated a weighted-average expected life of 6.2 years.
Restricted Deferred Units
On March 8, 2013, the Company granted RDUs with performance and market conditions with an aggregate grant date fair value of approximately $4. The fair value was estimated at the grant date using the same Monte Carlo valuation method and assumptions used for the Unit Options. The RDUs have an indefinite life, thus the term used in the valuation model was 30 years, which resulted in a weighted-average expected life of 22 years. As of March 31, 2013, it is not probable the related RDUs will vest. Compensation cost will be recognized over the service period once the satisfaction of the performance condition is probable.
Although the 2011 Equity Plan, under which the above awards were granted, was issued by Momentive Holdings, the underlying compensation cost represents compensation costs paid for by Momentive Holdings on MSC’s behalf, as a result of the employees’ services to MSC. All compensation cost is recorded over the requisite service period on a graded-vesting basis.
11. Summarized Financial Information of Unconsolidated Affiliate
Summarized financial information of the unconsolidated affiliate HAI as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012 is as follows:

	March 31, 2013	December 31, 2012
Current assets	$36	$40
Non-current assets	11	12
Current liabilities	23	18
Non-current liabilities	—	—

	Three Months Ended March 31,
	2013	2012
Net sales	$45	$50
Gross profit	11	13
Pre-tax income	7	9
Net income	7	9

Note 12. Changes in Accumulated Other Comprehensive Loss
Following is a summary of amounts reclassified from “Accumulated other comprehensive loss” for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013				Three Months Ended March 31, 2012
	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Foreign Currency Translation Gains (Losses)	Total	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Foreign Currency Translation Gains (Losses)	Total
Beginning balance	$(1)	$(219)	$143	$(77)	$(1)	$(112)	$130	$17
Other comprehensive (loss) income before reclassifications, net of tax	—	—	(18)	(18)	(1)	—	29	28
Amounts reclassified from Accumulated other comprehensive loss, net of tax	1	4	—	5	1	—	—	1
Net other comprehensive income (loss)	1	4	(18)	(13)	—	—	29	29
Ending balance	$—	$(215)	$125	$(90)	$(1)	$(112)	$159	$46

	Amount Reclassified From Accumulated Other Comprehensive Loss for the Three Months Ended:
Amount Reclassified From Accumulated Other Comprehensive Loss	March 31, 2013	March 31, 2012	Location of Reclassified Amount in Income
Gains and losses on cash flow hedges:
Interest rate swaps	$—	$1	Interest expense, net
Total before income tax	—	1
Income tax expense	1	—	Income tax benefit
Total	$1	$1

Amortization of defined benefit pension and other postretirement benefit items:
Prior service costs	$—	$—	(1)
Actuarial losses	5	—	(1)
Total before income tax	5	—
Income tax benefit	(1)	—	Income tax benefit
Total	4	—
Total	$5	$1

(1)	These accumulated other comprehensive income components are included in the computation of net pension and postretirement benefit expense (see Note 8).
13. Income Taxes
In January 2013, the American Taxpayer Relief Act of 2012 (the “Act”) was signed into law. The Act retroactively reinstated and extended the controlled foreign corporation look-through rule, which provides for the exclusion of certain foreign earnings from U.S. federal taxation from January 1, 2012 through December 31, 2013. The impact of the Act has been accounted for in the period of enactment. As a result, the Company recognized a related discrete tax benefit of $29 during the three months ended March 31, 2013.

14. Guarantor/Non-Guarantor Subsidiary Financial Information
The Company and certain of its U.S. subsidiaries guarantee debt issued by its wholly owned subsidiaries Hexion Nova Scotia, ULC and Hexion U.S. Finance Corporation (together, the “Subsidiary Issuers”), which includes the 6.625% First-Priority Senior Secured Notes due 2020, 8.875% Senior Secured Notes due 2018 and the 9.00% Second-Priority Senior Secured Notes due 2020.
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
The Company revised its condensed consolidating statements of cash flows for the three months ended March 31, 2012 to correct the classification of intercompany dividends received. The revisions were made to appropriately classify dividends received that represent a return on investment as an operating activity. These amounts were previously classified as cash flows from investing activities. For the three months ended March 31, 2012, in the Momentive Specialty Chemicals Inc. column, the revisions resulted in an increase of $6 to “Cash flows provided by (used in) operating activities” with a corresponding offset to “Cash flows provided by (used in) investing activities.”

MOMENTIVE SPECIALTY CHEMICALS INC.
MARCH 31, 2013
CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents (including restricted cash of $0 and $3, respectively)	$262	$—	$—	$138	$—	$400
Short-term investments	—	—	—	6	—	6
Accounts receivable, net	195	—	—	418	—	613
Intercompany accounts receivable	104	67	—	400	(571)	—
Intercompany loans receivable - current portion	239	—	—	357	(596)	—
Inventories:
Finished and in-process goods	120	—	—	187	—	307
Raw materials and supplies	42	—	—	80	—	122
Other current assets	36	—	—	54	—	90
Total current assets	998	67	—	1,640	(1,167)	1,538
Investment in unconsolidated entities	166	—	30	34	(176)	54
Deferred income taxes	375	—	—	8	—	383
Other assets, net	34	63	3	35	—	135
Intercompany loans receivable	1,144	3,383	28	3,704	(8,259)	—
Property and equipment, net	491	—	—	653	—	1,144
Goodwill	93	—	—	74	—	167
Other intangible assets, net	51	—	—	38	—	89
Total assets	$3,352	$3,513	$61	$6,186	$(9,602)	$3,510
Liabilities and (Deficit) Equity
Current liabilities:
Accounts payable	$175	$—	$—	$328	$—	$503
Intercompany accounts payable	102	4	—	465	(571)	—
Debt payable within one year	2	—	—	59	—	61
Intercompany loans payable within one year	199	—	—	397	(596)	—
Interest payable	5	85	—	—	—	90
Income taxes payable	7	—	—	—	—	7
Accrued payroll and incentive compensation	17	—	—	31	—	48
Other current liabilities	67	—	—	57	—	124
Total current liabilities	574	89	—	1,337	(1,167)	833
Long-term liabilities:
Long-term debt	329	3,327	—	71	—	3,727
Intercompany loans payable	3,414	—	7	4,838	(8,259)	—
Accumulated losses of unconsolidated subsidiaries in excess of investment	355	—	87	—	(442)	—
Long-term pension and post employment benefit obligations	96	—	—	208	—	304
Deferred income taxes	4	2	—	13	—	19
Other long-term liabilities	122	6	—	41	—	169
Total liabilities	4,894	3,424	94	6,508	(9,868)	5,052
Total (deficit) equity	(1,542)	89	(33)	(322)	266	(1,542)
Total liabilities and (deficit) equity	$3,352	$3,513	$61	$6,186	$(9,602)	$3,510

MOMENTIVE SPECIALTY CHEMICALS INC.
DECEMBER 31, 2012
CONDENSED CONSOLIDATING BALANCE SHEET

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents (including restricted cash of $0 and $18, respectively)	$276	$—	$—	$143	$—	$419
Short-term investments	—	—	—	5	—	5
Accounts receivable, net	177	—	—	350	—	527
Intercompany accounts receivable	126	52	—	318	(496)	—
Intercompany loans receivable - current portion	162	—	—	624	(786)	—
Inventories:
Finished and in-process goods	109	—	—	153	—	262
Raw materials and supplies	35	—	—	70	—	105
Other current assets	38	—	—	43	—	81
Total current assets	923	52	—	1,706	(1,282)	1,399
Investment in unconsolidated entities	252	—	42	18	(270)	42
Deferred income taxes	337	—	—	11	—	348
Other assets, net	—	42	28	39	—	109
Intercompany loans receivable	773	2,273	27	3,835	(6,908)	—
Property and equipment, net	493	—	—	674	—	1,167
Goodwill	93	—	—	76	—	169
Other intangible assets, net	53	—	—	38	—	91
Total assets	$2,924	$2,367	$97	$6,397	$(8,460)	$3,325
Liabilities and (Deficit) Equity
Current liabilities:
Accounts payable	$136	$—	$—	$282	$—	$418
Intercompany accounts payable	96	4	1	395	(496)	—
Debt payable within one year	13	—	—	63	—	76
Intercompany loans payable within one year	197	—	—	589	(786)	—
Interest payable	12	51	—	—	—	63
Income taxes payable	3	—	—	1	—	4
Accrued payroll and incentive compensation	14	—	—	26	—	40
Other current liabilities	64	—	—	65	—	129
Total current liabilities	535	55	1	1,421	(1,282)	730
Long term liabilities:
Long-term debt	860	2,138	—	421	—	3,419
Intercompany loans payable	2,303	4	7	4,594	(6,908)	—
Accumulated losses of unconsolidated subsidiaries in excess of investment	325	—	107	—	(432)	—
Long-term pension and post employment benefit obligations	98	—	—	211	—	309
Deferred income taxes	—	1	—	17	—	18
Other long-term liabilities	120	6	—	40	—	166
Total liabilities	4,241	2,204	115	6,704	(8,622)	4,642
Total (deficit) equity	(1,317)	163	(18)	(307)	162	(1,317)
Total liabilities and (deficit) equity	$2,924	$2,367	$97	$6,397	$(8,460)	$3,325

MOMENTIVE SPECIALTY CHEMICALS INC.
THREE MONTHS ENDED MARCH 31, 2013
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$537	$—	$—	$708	$(53)	$1,192
Cost of sales	464	—	—	638	(53)	1,049
Gross profit	73	—	—	70	—	143
Selling, general and administrative expense	28	—	—	64	—	92
Business realignment costs	4	—	—	5	—	9
Other operating expense (income), net	4	(4)	—	(3)	—	(3)
Operating income	37	4	—	4	—	45
Interest expense, net	10	61	—	3	—	74
Intercompany interest expense (income)	44	(63)	—	19	—	—
Loss on extinguishment of debt	2	—	—	4	—	6
Other non-operating expense (income), net	15	—	—	(10)	—	5
(Loss) income before income tax and (losses) earnings from unconsolidated entities	(34)	6	—	(12)	—	(40)
Income tax (benefit) expense	(38)	1	—	5	—	(32)
Income (loss) before earnings from unconsolidated entities	4	5	—	(17)	—	(8)
(Losses) earnings from unconsolidated entities, net of taxes	(8)	—	(6)	1	17	4
Net (loss) income	$(4)	$5	$(6)	$(16)	$17	$(4)
Comprehensive (loss) income	$(17)	$4	$(7)	$(16)	$19	$(17)

MOMENTIVE SPECIALTY CHEMICALS INC.
THREE MONTHS ENDED MARCH 31, 2012
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$538	$—	$—	$769	$(71)	$1,236
Cost of sales	458	—	—	677	(71)	1,064
Gross profit	80	—	—	92	—	172
Selling, general and administrative expense	30	—	—	55	—	85
Asset impairments	—	—	—	23	—	23
Business realignment costs	2	—	—	13	—	15
Other operating expense, net	1	—	—	4	—	5
Operating income (loss)	47	—	—	(3)	—	44
Interest expense, net	16	39	—	10	—	65
Intercompany interest expense (income)	30	(42)	—	12	—	—
Other non-operating (income) expense, net	(11)	—	(1)	14	—	2
Income (loss) before income tax and earnings from unconsolidated entities	12	3	1	(39)	—	(23)
Income tax benefit	(1)	—	—	(1)	—	(2)
Income (loss) before (losses) earnings from unconsolidated entities	13	3	1	(38)	—	(21)
(Losses) earnings from unconsolidated entities, net of taxes	(29)	—	(2)	—	36	5
Net (loss) income	$(16)	$3	$(1)	$(38)	$36	$(16)
Comprehensive income (loss)	$13	$4	$(1)	$(21)	$18	$13

MOMENTIVE SPECIALTY CHEMICALS INC.
THREE MONTHS ENDED MARCH 31, 2013
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$45	$14	$9	$(16)	$(85)	$(33)
Cash flows provided by (used in) investing activities
Capital expenditures	(14)	—	—	(13)	—	(27)
Purchases of debt securities, net	—	—	—	(1)	—	(1)
Return of capital from subsidiary from sales of accounts receivable	31	—	—	—	(31)	—
Change in restricted cash	—	—	—	15	—	15
Investment in unconsolidated affiliates, net	—	—	—	(14)	—	(14)
	17	—	—	(13)	(31)	(27)
Cash flows (used in) provided by financing activities
Net short-term debt borrowings	—	—	—	1	—	1
Borrowings of long-term debt	—	1,108	—	17	—	1,125
Repayments of long-term debt	(543)	(120)	—	(371)	—	(1,034)
Net intercompany loan borrowings (repayments)	479	(903)	(1)	425	—	—
Long-term debt and credit facility financing fees	(12)	(22)	—	—	—	(34)
Common stock dividends paid	—	(77)	(8)	—	85	—
Return of capital to parent from sales of accounts receivable	—	—	—	(31)	31	—
	(76)	(14)	(9)	41	116	58
Effect of exchange rates on cash and cash equivalents	—	—	—	(2)	—	(2)
(Decrease) increase in cash and cash equivalents	(14)	—	—	10	—	(4)
Cash and cash equivalents (unrestricted) at beginning of period	276	—	—	125	—	401
Cash and cash equivalents (unrestricted) at end of period	$262	$—	$—	$135	$—	$397

MOMENTIVE SPECIALTY CHEMICALS INC.
THREE MONTHS ENDED MARCH 31, 2012
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$24	$1	$5	$(6)	$(6)	$18
Cash flows provided by (used in) investing activities
Capital expenditures	(11)	—	—	(19)	—	(30)
Proceeds from sale of debt securities, net	—	—	—	4	—	4
Funds remitted to unconsolidated affiliates	—	—	—	(2)	—	(2)
Return of capital from subsidiary from sales of accounts receivable	21	—	—	—	(21)	—
	10	—	—	(17)	(21)	(28)
Cash flows provided by (used in) financing activities
Net short-term debt repayments	—	—	—	(12)	—	(12)
Borrowings of long-term debt	—	450	—	—	—	450
Repayments of long-term debt	(269)	—	—	(194)	—	(463)
Net intercompany loan borrowings (repayments)	268	(439)	—	171	—	—
Long-term debt and credit facility financing fees	(1)	(11)	—	—	—	(12)
Capital contribution from parent	16	—	—	—	—	16
Common stock dividends paid	(1)	(1)	(5)	—	6	(1)
Return of capital to parent from sales of accounts receivable	—	—	—	(21)	21	—
	13	(1)	(5)	(56)	27	(22)
Effect of exchange rates on cash and cash equivalents	—	—	—	3	—	3
Increase (decrease) in cash and cash equivalents	47	—	—	(76)	—	(29)
Cash and cash equivalents (unrestricted) at beginning of period	212	—	—	204	—	416
Cash and cash equivalents (unrestricted) at end of period	$259	$—	$—	$128	$—	$387

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in millions)
The following commentary should be read in conjunction with the audited financial statements and the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K.
Within the following discussion, unless otherwise stated, “the first quarter of 2013” refers to the three months ended March 31, 2013 and “the first quarter of 2012” refers to the three months ended March 31, 2012.
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
Through our worldwide network of strategically located production facilities, we serve more than 5,700 customers in over 100 countries. Our global customers include large companies in their respective industries, such as 3M, Ashland Chemical, BASF, Bayer, DuPont, GE, Halliburton, Honeywell, Louisiana Pacific, Owens Corning, PPG Industries, Sumitomo, Valspar and Weyerhaeuser.
Momentive Combination and Shared Services Agreement
In October 2010, our parent, Momentive Specialty Chemicals Holdings LLC (“MSC Holdings”), and Momentive Performance Materials Holdings Inc., the parent company of Momentive Performance Materials Inc. (“MPM”), became subsidiaries of a newly formed holding company, Momentive Performance Materials Holdings LLC (“Momentive Holdings”). We refer to this transaction as the “Momentive Combination.” In connection with the closing of the Momentive Combination, we entered into a shared services agreement with MPM, as amended on March 17, 2011 (the “Shared Services Agreement”), pursuant to which we will provide to MPM, and MPM will provide to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between us and MPM and requires that the Shared Service Committee formed under the agreement meet no less than annually to evaluate and determine an equitable allocation percentage. The allocation percentage is currently under review and subject to adjustment by the Shared Service Committee in accordance with the terms of the Shared Services Agreement.
The Momentive Combination, including the Shared Services Agreement, has resulted in significant synergies for us, including shared services and logistics optimization, best-of-source contractual terms, procurement savings, regional site rationalization and administrative and overhead savings. We expect these synergies to continue, and project achieving a total of approximately $65 of cost savings in connection with the Shared Services Agreement and recent divestitures. Through March 31, 2013, we have realized $60 of these savings on a run-rate basis, and anticipate fully realizing the remaining anticipated savings over the next 12 months.
Reportable Segments
The Company’s business segments are based on the products that we offer and the markets that we serve. At March 31, 2013, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins. A summary of the major products of the Company’s reportable segments follows:

•
Epoxy, Phenolic and Coating Resins: epoxy specialty resins, phenolic encapsulated substrates, versatic acids and derivatives, basic epoxy resins and intermediates, phenolic specialty resins and molding compounds, polyester resins, acrylic resins and vinylic resins

•	Forest Products Resins: forest products resins and formaldehyde applications
First Quarter of 2013 Overview

•
Net sales decreased 4% in the first quarter of 2013 as compared to the first quarter of 2012, due primarily to a decrease in demand in several of our product lines, as well as the closure of a facility in our European forest products resins business in the third quarter of 2012 and the sale of two facilities in the Asia Pacific region in the second quarter of 2012. These decreases were partially offset by raw material-driven price increases in certain of our businesses.

•
In January 2013, we issued $1,100 aggregate principal amount of 6.625% First-Priority Senior Secured Notes due 2020 at an issue price of 100.75%. We used the net proceeds to (i) repay approximately $910 of term loans under our senior secured credit facilities, (ii) purchase and discharge $120 of our Floating Rate Second-Priority Senior Secured Notes due 2014, (iii) pay related transaction costs and expenses and (iv) provide incremental liquidity of $54. Additionally, in January 2013, we issued $200 aggregate principal amount of 8.875% Senior Secured Notes due 2018 at an issue price of 100% (the “New Senior Secured Notes”). The New Senior Secured Notes were issued to lenders in exchange for loans of MSC Holdings, which were retired in full.

•
In March 2013, we entered into a new $400 asset-based revolving loan facility, subject to a borrowing base (the “ABL Facility”). The ABL Facility replaced the $171 revolving credit facility and the $47 synthetic letter of credit facility under our senior secured credit facilities.

•
In the first quarter of 2013, we realized approximately $3 in cost savings as a result of the Shared Services Agreement with MPM, bringing our total cumulative savings since the Momentive Combination to $57. In addition, we also realized approximately $5 in cost savings related to other cost reduction programs, bringing our total cumulative savings under these initiatives to $17. As of March 31, 2013, we have approximately $8 of in-process cost savings in connection with the Shared Services Agreement and $9 of in-process cost savings in connection with other initiatives that we expect to achieve over the next 12 to 15 months.

•	We continue to execute on our strategy to expand in markets in which we expect opportunities for growth.
Recently completed expansion efforts include:

•
The acquisition of a 50% interest in a forest products joint venture in western Australia in the first quarter of 2013, which provides urea formaldehyde resins and other products to industrial customers in the region.

•
A new manufacturing facility in Tianjin, China, which began operations in the first quarter of 2013. This new facility expands our regional capacity to produce amine curing agents for the world's fastest growing market, and supports the global demand for high performance epoxy systems.

•
A new manufacturing facility in Chonburi, Thailand, to expand and replace an existing facility, which produces a broad range of acrylic resins designed for use primarily in coatings, adhesives and building and construction applications. The new facility also includes product development and applications laboratories as well as technical service and application support capabilities for customers.

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
Due to ongoing worldwide economic volatility and uncertainty, the short-term outlook for our business is difficult to predict. We expect the continued volatility in the global financial markets, the ongoing debt crisis in Europe and lack of consumer confidence will continue to lead to stagnant demand for many of our products within both of our reportable segments during 2013. However, we expect overall volumes to be moderately higher in 2013 as compared to 2012 due to the expected growth within the U.S. housing and Latin American construction markets, as well as key customer wins and slightly higher demand for products in certain of our businesses.
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
We anticipate volumes in our North American forest products resins business to continue to grow during 2013, reflecting increases in U.S. housing construction activity. We also anticipate moderate growth in volumes in our Latin American forest products business due to continued growth in construction and industrial production activities within this region. We anticipate moderate general economic growth in the North American automobile and industrial markets to positively impact our Epoxy, Phenolic and Coating Resins segment during 2013. We expect the European automobile and construction industries to remain slow or to contract in 2013 due to the continuing economic concerns in this region.
In response to the uncertain economic outlook, we continue to review our cost structure and manufacturing footprint across all businesses. We executed restructuring and cost reduction programs in 2012 that will continue to be finalized into 2013. These actions led to more significant restructuring, exit and disposal costs and asset impairments, as indicated by our results of operations for 2012, and may continue to do so during 2013.
We expect long-term raw material cost volatility to continue because of price movements of key feedstocks. To help mitigate raw material volatility, we have purchase and sale contracts and commercial arrangements with many of our vendors and customers that contain periodic price adjustment mechanisms. Due to differences in timing of the pricing trigger points between our sales and purchase contracts, there is often a “lead-lag” impact. In many cases this “lead-lag” impact can negatively impact our margins in the short term in periods of rising raw material prices and positively impact them in the short term in periods of falling raw material prices. We continue to implement pricing actions to compensate for the increase in raw material prices expected to continue during 2013, which should benefit our operating cash flows in 2013.
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
Raw materials comprise approximately 70% of our cost of sales. The three largest raw materials used in our production processes are phenol, methanol and urea. These materials represent about half of our total raw material costs. Fluctuations in energy costs, such as volatility in the price of crude oil and related petrochemical products, as well as the cost of natural gas have historically caused volatility in our raw material and utility costs. The average prices of phenol, methanol and urea increased (decreased) by approximately 12%, 11% and (5%), respectively, in the first quarter of 2013 compared to the first quarter of 2012. The impact of passing through raw material price changes to customers can result in significant variances in sales comparisons from year to year.

Results of Operations
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2013		2012
	$	% of Net Sales	$	% of Net Sales
Net sales	$1,192	100%	$1,236	100%
Cost of sales	1,049	88%	1,064	86%
Gross profit	143	12%	172	14%
Selling, general and administrative expense	92	8%	85	7%
Asset impairments	—	—%	23	2%
Business realignment costs	9	1%	15	1%
Other operating (income) expense, net	(3)	—%	5	—%
Operating income	45	3%	44	4%
Interest expense, net	74	6%	65	5%
Loss on extinguishment of debt	6	1%	—	—%
Other non-operating expense, net	5	—%	2	—%
Total non-operating expense	85	7%	67	5%
Loss before income tax and earnings from unconsolidated entities	(40)	(4)%	(23)	(1)%
Income tax benefit	(32)	(3)%	(2)	—%
Loss before earnings from unconsolidated entities	(8)	(1)%	(21)	(1)%
Earnings from unconsolidated entities, net of taxes	4	—%	5	—%
Net loss	$(4)	(1)%	$(16)	(1)%
Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012
Net Sales
In the first quarter of 2013, net sales decreased by $44, or 4%, compared with the first quarter of 2012. Volume decreases negatively impacted net sales by $41, and were primarily driven by our phenolic specialty resins and base epoxy businesses. Volume decreases in our phenolic specialty resins business were primarily driven by decreased industrial demand, primarily in the European region. Decreased volumes in our base epoxy business were also due to lower demand, primarily in the European region. These decreases were partially offset by volume increases in our North American forest products resins and formaldehyde businesses, which were primarily driven by increases in U.S. housing construction activity. The closure of a production facility in our European forest products resins business in the third quarter of 2012 contributed $25 to the overall decrease. Raw material price increases passed through to customers led to pricing increases of $24. In addition, foreign currency translation negatively impacted sales by $2, primarily as a result of the strengthening of the U.S. dollar against the Brazilian real in the first quarter of 2013 compared to the first quarter of 2012.
Gross Profit
In the first quarter of 2013, gross profit decreased by $29 compared with the first quarter of 2012. As a percentage of sales, gross profit decreased by 2%, primarily as a result of the decrease in sales volumes as discussed above, particularly in certain of our specialty businesses, as well as margin compression in certain other businesses.
Operating Income
In the first quarter of 2013, operating income increased by $1 compared with the first quarter of 2012. Asset impairments of $23 were recognized during the first quarter of 2012 as a result of the likelihood that certain assets would be sold before the end of their estimated useful lives and continued competitive pressures, and did not recur in the first quarter of 2013. Business realignment costs decreased by $6 due primarily to a reduction in severance costs associated with restructuring and cost reduction programs which were implemented during the first quarter of 2012. Other operating expense, net decreased by $8, from expense of $5 to income of $3, compared with the first quarter of 2012, primarily due to higher foreign currency transaction gains and lower losses on the sale of assets. The increase was partially offset by the $29 decrease in gross profit as discussed above. Selling, general and administrative expense increased by $7 compared with the first quarter of 2012 due primarily to increased expenses related to pension and postretirement benefits and retention programs.
Non-Operating Expense
In the first quarter of 2013, total non-operating expenses increased by $18 compared with the first quarter of 2012 due primarily to an increase in interest expense of $9 and the write-off of $6 in deferred financing fees associated with the 2013 Refinancing Transactions, as well as higher foreign currency transaction losses related to our debt.

Income Tax Benefit
In the first quarter of 2013, income tax benefit increased by $30 compared to the first quarter of 2012, primarily due to the recognition of a discrete tax benefit of $29 related to the signing of the American Taxpayer Relief Act of 2012 (the “Act”) during the first quarter of 2013, which provides for the exclusion of certain foreign earnings from U.S. federal taxation from January 1, 2012 through December 31, 2013.
Results of Operations by Segment
Following are net sales and Segment EBITDA (earnings before interest, income taxes, depreciation and amortization) by reportable segment. Segment EBITDA is defined as EBITDA adjusted for certain non-cash items and other income and expenses. Segment EBITDA is the primary performance measure used by our senior management, the chief operating decision-maker and the board of directors to evaluate operating results and allocate capital resources among segments. Segment EBITDA is also the profitability measure used to set management and executive incentive compensation goals.

	Three Months Ended March 31,
	2013	2012
Net Sales (1):
Epoxy, Phenolic and Coating Resins	$765	$794
Forest Products Resins	427	442
Total	$1,192	$1,236

Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$68	$114
Forest Products Resins	55	46
Corporate and Other (2)	(18)	(14)

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.

(2)	For the three months ended March 31, 2012, we have reclassified approximately $3 of costs into Corporate and Other Segment EBITDA which were previously excluded.
Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012 Segment Results
Following is an analysis of the percentage change in sales by segment from the three months ended March 31, 2012 to the three months ended March 31, 2013:

	Volume	Price/Mix	Currency Translation	Scope Changes	Total
Epoxy, Phenolic and Coating Resins	(4)%	—%	—%	—%	(4)%
Forest Products Resins (3)	(1)%	5%	(1)%	(6)%	(3)%

(3)	Scope changes represents the closure of a production facility in our European forest products resins business.
Epoxy, Phenolic and Coating Resins
Net sales in the first quarter of 2013 decreased by $29, or 4%, when compared to the first quarter of 2012. Lower volumes negatively impacted sales by $34. This decrease was primarily driven by decreased demand within our phenolic specialty resins and base epoxy businesses. Volume decreases in our phenolic specialty resins and base epoxy businesses were due to decreased industrial demand, primarily in the European region. The impact of pricing was relatively flat, as positive pricing mix in our phenolic specialty resins business was offset by competitive pricing pressures in our epoxy specialty and oilfield businesses. Foreign exchange translation positively impacted net sales by $5, primarily due to the weakening of the U.S. dollar against the euro in the first quarter of 2013 compared to the first quarter of 2012.
Segment EBITDA in the first quarter of 2013 decreased by $46 to $68 compared to the first quarter of 2012. The decrease is primarily due to margin compression in certain businesses, as well as volume decreases, as discussed above.
Forest Products Resins
Net sales in the first quarter of 2013 decreased by $15, or 3%, when compared to the first quarter of 2012. Lower volumes negatively impacted sales by $7, driven primarily by decreased volumes in our European forest products resins business and the sale of two facilities in the Asia Pacific region in the second quarter of 2012. These decreases were partially offset by volume increases in our North American forest products resins and formaldehyde businesses, which were primarily driven by increases in U.S. housing construction activity. The closure of a production facility in our European forest products resins business in the third quarter of 2012 contributed $25 to the overall decrease. Raw material price increases passed through to customers led to pricing increases of $24. Foreign exchange translation negatively impacted net sales by $7, primarily due to the strengthening of the U.S. dollar against the Brazilian real in the first quarter of 2013 compared to the first quarter of 2012.
Segment EBITDA in the first quarter of 2013 increased by $9 to $55 compared to the first quarter of 2012. Segment EBITDA increases were driven by cost control and productivity initiatives, as well as favorable product mix.

Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions, unallocated foreign exchange gains and losses and legacy company costs not allocated to continuing segments. Corporate and Other charges increased by $4 to $18 compared to the first quarter of 2012, primarily due to increased costs related to pension and postretirement benefits and retention programs.
Reconciliation of Segment EBITDA to Net Loss:

	Three Months Ended March 31,
	2013	2012
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$68	$114
Forest Products Resins	55	46
Corporate and Other	(18)	(14)

Reconciliation:
Items not included in Segment EBITDA
Asset impairments	—	(23)
Business realignment costs	(9)	(15)
Integration costs	(3)	(5)
Other	(11)	(18)
Total adjustments	(23)	(61)
Interest expense, net	(74)	(65)
Loss on extinguishment of debt	(6)	—
Income tax benefit	32	2
Depreciation and amortization	(38)	(38)
Net loss	$(4)	$(16)
 Items Not Included in Segment EBITDA
Business realignment costs for the three months ended March 31, 2013 primarily relate to expenses from minor restructuring programs and costs for environmental remediation at certain formerly owned locations. Business realignment costs for the three months ended March 31, 2012 primarily include expenses from the Company’s restructuring and cost optimization programs. Integration costs for the three months ended March 31, 2013 and 2012 primarily represent integrations costs associated with the Momentive Combination.
Not included in Segment EBITDA are certain non-cash items and other income and expenses. For the three months ended March 31, 2013, these items primarily include expenses from retention programs, partially offset by net realized and unrealized foreign exchange transaction gains. For the three months ended March 31, 2012, these items primarily include accelerated depreciation recorded on closing facilities, net realized and unrealized foreign exchange transaction losses, stock-based compensation expense and losses on the disposal of assets.

Liquidity and Capital Resources
Sources and Uses of Cash
We are a highly leveraged company. Our primary sources of liquidity are cash flows generated from operations and availability under our senior secured credit facilities. Our primary liquidity requirements are interest, working capital and capital expenditures.

At March 31, 2013, we had $3,788 of unaffiliated debt, including $61 of short-term debt and capital lease maturities. In addition, at March 31, 2013, we had $770 in liquidity consisting of the following:

•	$397 of unrestricted cash and cash equivalents;

•	$301 of borrowings available under our ABL Facility; and

•	$72 of borrowings available under credit facilities at certain international subsidiaries
We do not believe there is any risk to funding our liquidity requirements in any particular jurisdiction.
Our net working capital (defined as accounts receivable and inventories less accounts payable) at March 31, 2013 and December 31, 2012 was $539 and $476, respectively. A summary of the components of our net working capital as of March 31, 2013 and December 31, 2012 is as follows:

	March 31, 2013	% of LTM Net Sales	December 31, 2012	% of LTM Net Sales
Accounts receivable	$613	13%	$527	11%
Inventories	429	9%	367	8%
Accounts payable	(503)	(11)%	(418)	(9)%
Net working capital	$539	11%	$476	10%
The increase in net working capital of $63 from December 31, 2012 was a result of the increase in sequential quarter volumes due to the impacts of seasonality, which drove increases in accounts receivable and inventory, and was partially offset by increases in accounts payable, driven by the same factors. Additionally, we strategically built inventory levels in anticipation of planned plant turnarounds in the second quarter of 2013. Despite the overall increase in net working capital we continue to aggressively manage inventory levels, as evidenced by the fact that our inventory as a percentage of sales increased only slightly as compared to December 31, 2012. To minimize the impact of net working capital on cash flows, we continue to review inventory safety stock levels, focus on receivable collections by offering incentives to customers to encourage early payment or accelerating receipts through the sale of receivables and negotiate with vendors to contractually extend payment terms whenever possible.
We periodically borrow from our ABL Facility to support our short-term liquidity requirements, particularly when net working capital requirements increase in response to seasonality of our volumes in the summer months. During the first quarter of 2013 and at March 31, 2013 there were no outstanding borrowings under the ABL Facility.
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
Additionally, in March 2013, we entered into a new $400 asset-based revolving loan facility, which is subject to a borrowing base (the “ABL Facility”). The ABL Facility replaced the $171 revolving credit facility and the $47 synthetic letter of credit facility under our senior secured credit facilities. Collectively, we refer to these transactions as the “2013 Refinancing Transactions.”
Short-term Outlook
During 2013, we expect net working capital to increase, primarily driven by moderate increases in volumes and raw material price inflation. Given our strong liquidity at the outset of 2013, coupled with the 2013 Refinancing Transactions, we feel that we are favorably positioned to maintain adequate liquidity throughout 2013 and the foreseeable future to fund our ongoing operations, cash debt service obligations and any additional investment in net working capital. As a result of the 2013 Refinancing Transactions, we have extended our debt maturity profile and fixed the interest rate on 97% of our outstanding debt, thus significantly decreasing our exposure to interest rate risk.

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
Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2013	2012
Sources (uses) of cash:
Operating activities	$(33)	$18
Investing activities	(27)	(28)
Financing activities	58	(22)
Effect of exchange rates on cash flow	(2)	3
Net decrease in cash and cash equivalents	$(4)	$(29)
Operating Activities
In the first three months of 2013, operations used $33 of cash. Net loss of $4 included $25 of net non-cash income items, of which $41 was for a deferred tax benefit and $28 was for unrealized foreign currency gains. These items were partially offset by $38 of depreciation and amortization and an $6 loss on extinguishment of debt. Working capital (defined as accounts receivable and inventories less accounts payable) used $69, which was driven by increases in accounts receivable and inventory due to sequential sales volume increases, which were partially offset by increases in accounts payable, driven by the same factors. Changes in other assets and liabilities and income taxes payable provided $65 due to the timing of when items were expensed versus paid, which primarily included interest expense, employee retention programs, pension plan contributions and taxes.
In the first three months of 2012, operations provided $18 of cash. Net loss of $16 included $90 of net non-cash expense items, of which $38 was for depreciation and amortization and $29 was for asset impairments and accelerated depreciation. Working capital used $36, which was driven by sequential sales volume increases and increased sales pricing driven by raw material price increases. Changes in other assets and liabilities and income taxes payable used $20 due to timing of when items were expensed versus paid, which primarily included interest expense, employee retention programs, taxes and restructuring expenses.
Investing Activities
In the first three months of 2013, investing activities used $27. We spent $27 for capital expenditures, which primarily related to plant expansions, improvements and maintenance related capital expenditures. We also used $15 of restricted cash to purchase an interest in an unconsolidated joint venture.
In the first three months of 2012, investing activities used $28. We spent $30 for capital expenditures, which primarily related to plant expansions, improvements and maintenance related capital expenditures. We also generated $4 of proceeds from matured debt securities and extended loans of $2 to unconsolidated affiliates.
Financing Activities
In the first three months of 2013, financing activities provided $58. Net long-term debt borrowings of $91 primarily consisted of proceeds from the issuance of $1,108 of 6.625% First-Priority Senior Secured Notes due 2020, which was partially offset by the paydown of approximately $910 of term loans under our senior secured credit facilities and the purchase and discharge of $120 of our Floating Rate Second-Priority Senior Secured Notes due 2014, all as a result of the 2013 Refinancing Transactions. We also paid $34 of financing fees related to these transactions.
In the first three months of 2012, financing activities used $22. This consisted of net long-term debt repayments of $13 and credit facility fees of $12 as a result of the refinancing transactions in March 2012. Net-short term debt repayments were $12. We received $16 of the remaining proceeds from our parent as a result of the issuance of preferred units and warrants to purchase common units of Momentive Holdings to affiliates of Apollo in December 2011.

Covenant Compliance
The instruments that govern our indebtedness contain, among other provisions, restrictive covenants (and incurrence tests in certain cases) regarding indebtedness, dividends and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and, in one case, the maintenance of a financial ratio (depending on certain conditions). Payment of borrowings under the ABL Facility and our notes may be accelerated if there is an event of default as determined under the governing debt instrument. Events of default under the credit agreement governing our ABL Facility includes the failure to pay principal and interest when due, a material breach of representations or warranties, most covenant defaults, events of bankruptcy and a change of control. Events of default under the indentures governing our notes include the failure to pay principal and interest, a failure to comply with covenants, subject to a 30-day grace period in certain instances, and certain events of bankruptcy.
The indentures that govern our 6.625% First-Priority Senior Secured Notes, 8.875% Senior Secured Notes and 9.00% Second-Priority Senior Secured Notes (the “Secured Indentures”) contain an Adjusted EBITDA to Fixed Charges ratio incurrence test which restricts our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet this ratio (measured on a last twelve months, or LTM, basis) of at least 2.0:1. The Adjusted EBITDA to Fixed Charges Ratio under the Secured Indentures is generally defined as the ratio of (a) Adjusted EBITDA to (b) net interest expense excluding the amortization or write-off of deferred financing costs, each measured on an LTM basis.
As indicated above, our new ABL Facility, which is subject to a borrowing base, replaced our senior secured credit facilities in March 2013. The financial maintenance covenant in the credit agreement governing the ABL Facility provides that if our availability under the ABL Facility at any time is less than the greater of (a) $40 and (b) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time, we are required to have a Fixed Charge Coverage Ratio (measured on an LTM basis) of at least 1.0 to 1.0 as of the last day of the applicable fiscal quarter. The Fixed Charge Coverage Ratio under the credit agreement governing the ABL Facility is generally defined as the ratio of (a) Adjusted EBITDA minus non-financed capital expenditures and cash taxes to (b) debt service plus cash interest expense plus certain restricted payments, each measured on an LTM basis. As of March 31, 2013, we were not required to meet the Fixed Charge Coverage Ratio because our availability under the ABL facility was not below the level specified by the covenant. In any event, as of March 31, 2013, our Fixed Charge Coverage Ratio exceeded such minimum ratio requirement.
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
As of March 31, 2013, we were in compliance with all covenants that govern the ABL Facility. The Company believes that a default under the ABL Facility is not reasonably likely to occur.

Reconciliation of Net Income to Adjusted EBITDA
The following table reconciles Net income to EBITDA and Adjusted EBITDA as calculated under certain of our indentures for the period presented:

March 31, 2013
LTM Period
Net income	$336
Income tax benefit	(395)
Interest expense, net	272
Loss on extinguishment of debt	6
Depreciation and amortization	153
EBITDA	372
Adjustments to EBITDA:
Business realignments (1)	29
Integration costs (2)	10
Other (3)	52
Cost reduction programs savings (4)	9
Savings from Shared Services Agreement(5)	8
Adjusted EBITDA	$480
Pro forma fixed charges (6)	$296
Ratio of Adjusted EBITDA to Fixed Charges (7)	1.62

(1)	Represents headcount reduction expenses and plant rationalization costs related to cost reduction programs and other costs associated with business realignments.

(2)	Primarily represents integration costs associated with the Momentive Combination.

(3)
Primarily includes pension expense related to formerly owned businesses, business optimization expenses, management fees, retention program costs, stock-based compensation, accelerated depreciation on closing facilities and realized and unrealized foreign exchange and derivative activity.

(4)	Represents pro forma impact of in-process cost reduction programs savings.

(5)	Primarily represents pro forma impact of expected savings from the Shared Services Agreement with MPM in conjunction with the Momentive Combination.

(6)	Reflects pro forma interest expense based on interest rates at March 31, 2013, as if the 2013 Refinancing Transactions had taken place at the beginning of the period.

(7)
The Company’s ability to incur additional indebtedness, among other actions, is restricted under the indentures governing certain notes, unless the Company has an Adjusted EBITDA to Fixed Charges ratio of 2.0 to 1.0. As of March 31, 2013, we did not satisfy this test. As a result, we are subject to restrictions on our ability to incur additional indebtedness and to make investments; however, there are exceptions to these restrictions, including exceptions that permit indebtedness under our ABL Facility (available borrowings of which were $301 at March 31, 2013).

 Recently Issued Accounting Standards
Newly Issued and Adopted Accounting Standards
On February 5, 2013, the Company adopted the provisions of Accounting Standards Update No. 2013-02: Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 amended existing comprehensive income guidance and is intended to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 requires entities to disclose additional detail about the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. ASU 2013-02 allows an entity to provide information about the effects on net income of significant amounts reclassified out of each component of accumulated other comprehensive income on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. The adoption of ASU 2013-02 did not have a material impact on the Company’s unaudited Condensed Consolidated Financial Statements. See Note 12 to our unaudited Condensed Consolidated Financial Statements for the disclosures required by ASU 2013-02.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no material developments during the first three months of 2013 on the matters we have previously disclosed about quantitative and qualitative market risk in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.	Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we, under the supervision and with the participation of our Disclosure Committee and our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.
Changes in Internal Controls
There have been no changes in the Company’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Item 1.	Legal Proceedings
There have been no other material developments during the first quarter of 2013 in any of the ongoing legal proceedings that are included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 1A.	Risk Factors
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

•
more onerous credit and commercial terms from our suppliers such as shortening the required payment period for outstanding accounts receivable or reducing or eliminating the amount of trade credit available to us; and

•
potential delays in accessing our ABL Facility or obtaining new credit facilities on terms we deem commercially reasonable or at all, and the potential inability of one or more of the financial institutions included in our syndicated ABL Facility to fulfill their funding obligations. Should a bank in our syndicated ABL Facility be unable to fund a future draw request, we could find it difficult to replace that bank in the facility.

Global economic conditions may remain weak. Any further weakening of economic conditions would likely exacerbate the negative effects described above, could significantly affect our liquidity which may cause us to defer needed capital expenditures, reduce research and development or other spending, defer costs to achieve productivity and synergy programs or sell assets or incur additional borrowings which may not be available or may only be available on terms significantly less advantageous than our current credit terms and could result in a wide-ranging and prolonged impact on general business conditions, thereby negatively impacting our business, results of operations and financial condition. In addition, if the global economic environment deteriorates or remains slow for an extended period of time, the fair value of our reporting units could be more adversely affected than we estimated in our analysis of reporting unit fair values at October 1, 2012. This could result in additional goodwill or other asset impairments, which could negatively impact our business, results of operations and financial condition.
Due to ongoing worldwide economic volatility and uncertainty, the short-term outlook for our business is difficult to predict. We expect the continued volatility in the global financial markets, the ongoing debt crisis in Europe and lack of consumer confidence will continue to lead to stagnant demand for many of our products within both of our reportable segments during 2013. However, we expect overall volumes to be moderately higher in 2013 as compared to 2012 due to the expected growth within the U.S. housing and Latin American construction markets, as well as key customer wins and slightly higher demand for products in certain of our businesses.
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
We participate with other companies in trade associations and regularly contribute to the research and study of the safety and environmental impact of our products and raw materials, including silica, formaldehyde and BPA. These programs are part of a process to review the environmental impacts, safety and efficacy of our products. In addition, government and academic institutions periodically conduct research on potential environmental and health concerns posed by various chemical substances, including substances we manufacture and sell. These research results are periodically reviewed by state, national and international regulatory agencies and potential customers. Such research could result in future regulations restricting the manufacture or use of our products, liability for adverse environmental or health effects linked to our products, and/or de-selection of our products for specific applications. These restrictions, liability, and product de-selection could have a material adverse effect on our business, our financial condition and/or liquidity.
Because of certain government public health agencies’ concerns regarding the potential for adverse human health effects, formaldehyde is a regulated chemical and public health agencies continue to evaluate its safety. In 2004, a division of the World Health Organization, the International Agency for Research on Cancer, or IARC, reclassified formaldehyde as “carcinogenic to humans,” a higher classification than set forth in previous IARC evaluations. In 2009, the IARC determined that there is sufficient evidence in humans of a causal association between formaldehyde exposure and leukemia. In 2011, the National Toxicology Program within the U.S. Department of Health and Human Services, or NTP, issued its 12th Report on Carcinogens, or RoC, which lists formaldehyde as “known to be a human carcinogen.” This NTP listing was based, in part, upon certain studies reporting an increased risk of certain types of cancers, including myeloid leukemia, in individuals with higher measures of formaldehyde exposure (exposure level or duration). The USEPA is considering regulatory options for setting limits on formaldehyde emissions from composite wood products that use formaldehyde-based adhesives. The USEPA, under its Integrated Risk Information System, or IRIS, has also released a draft of its toxicological review of formaldehyde. This draft review states that formaldehyde meets the criteria to be described as “carcinogenic to humans” by the inhalation route of exposure based upon evidence of causal links to certain cancers, including leukemia. The National Academy of Sciences, or NAS, was requested by the USEPA to serve as the external peer review body for the draft review. The NAS reviewed the draft IRIS toxicological review and issued a report in April 2011 that criticized the draft IRIS toxicological review and stated that the methodologies and the underlying science used in the draft IRIS review did not clearly support a conclusion of a causal link between formaldehyde exposure and leukemia. It is possible that USEPA may revise the IRIS toxicological review to reflect the NAS findings, including the conclusions regarding a causal link between formaldehyde exposure and leukemia. In December 2011, the conference report for the FY 2012 Omnibus Appropriations bill included a provision directing HHS to refer the NTP 12th RoC, file for formaldehyde to the NAS for further review. It is possible, once the NAS review of the NTP 12th RoC formaldehyde file is completed (likely in 2014), the NTP listing of formaldehyde may change. According to NTP, a listing in the RoC indicates a potential hazard and does not assess cancer risks to individuals associated with exposures in their daily lives. However, the report, as it exists now, could have material adverse effects on our business. In October 2011, the European Chemical Agency (“ECHA”) publicly released for comment the “Proposal for Harmonized Classification and Labelling Based on Regulation (EC) No 1272/2008 (C.I.P. Regulation), Annex VI, Part 2, Substance Name: FORMALDEHYDE Version Number 2, Date: 28 September 2011.” The French Member State Competent Authorities (“MSCA”) proposed that formaldehyde be reclassified as a Category 1A Carcinogen and Category 2 Mutagen based upon their review of the available evidence. The proposal cited a relationship to nasopharyngeal cancer (“NPC”). NPC is a rare cancer of the upper respiratory tract. Following a review of the proposal, the Risk Assessment Committee of ECHA, which is made up of representatives from all EU member states, determined that there was sufficient evidence to justify the classification of formaldehyde as a Category 2 Mutagen, but that the evidence reviewed only supported the classification of formaldehyde as a Category 1B Carcinogen (described by the applicable EU regulation as “presumed to have carcinogenic potential for humans, classification is largely based on animal evidence”) rather than as a Category 1A Carcinogen (described as “known to have carcinogenic potential for humans, classification is largely based on human evidence”) as proposed by France. ECHA will forward the recommendation to the European Commission, which could adopt the classification. It is possible that new regulatory requirements could be promulgated to limit human exposure to formaldehyde, that we could incur substantial additional costs to meet any such regulatory requirements, and that there could be a reduction in demand for our formaldehyde-based products. These additional costs and reduced demand could have a material adverse effect on our operations and profitability.
Bis-phenol A (“BPA”), which is used as an intermediate at our Deer Park, Texas and Pernis, Netherlands manufacturing facilities, and is also sold directly to third parties, is currently under evaluation as an “endocrine disrupter.” Endocrine disrupters are chemicals that have been alleged to interact with the endocrine systems of human beings and wildlife and disrupt their normal processes. BPA continues to be subject to scientific, regulatory and legislative review and negative publicity. Several significant reviews on the safety of BPA were performed by prestigious regulatory and scientific bodies around the globe. These include the World Health Organization, U.S. Food and Drug Administration (“FDA”), European Food Safety Authority, Japanese Research Institute of Science for Safety and Sustainability, The German Society of Toxicology and Health Canada. In December 2012, France enacted a law that bans BPA in Food Containers by 2015. Per this new law, the production, import, export, and marketing of food packaging containing BPA in direct contact with food contents was banned as of January 1, 2013 for products intended for infants less than 3 years of age, and will be prohibited as of January 1, 2015 for all other consumer products. In January 2013, the California Environmental Protection Agency’s Office of Environmental Health Hazard Assessment (“OEHHA”) issued a notice of intent to list BPA under Proposition 65 as a reproductive toxicant. If listed, manufacturers, dealers, distributors and retailers of products containing BPA would be required to warn individuals prior to exposing them to BPA unless such exposures were shown to be less than a risk-based level (the maximum allowable dose level (“MADL”)). Concurrent with its proposed listing, the OEHHA proposed establishing an MADL for BPA. The American Chemistry Council has filed a lawsuit to challenging this proposed listing. On April 19, 2013, a California state court issued a preliminary injunction ordering OEHHA to remove BPA from the Proposition 65 list during the pendency of the lawsuit. OEHHA subsequently removed the listing and withdrew its MADL for BPA. The lawsuit is proceeding on the merits. Regulatory and legislative initiatives such as these would likely result in a reduction in demand for BPA and our products containing BPA and could also result in an increase in operating costs to meet more stringent regulations. Such increases in operating costs and/or reduction in demand could have a material adverse effect on our operations and profitability.
We manufacture resin-encapsulated sand. Because sand consists primarily of crystalline silica, potential exposure to silica particulate exists. Overexposure to crystalline silica is a recognized health hazard. The Occupational Safety and Health Administration (“OSHA”) continues to maintain on its regulatory calendar the possibility of promulgating a comprehensive occupational health standard for crystalline silica. A proposed rule, which would, among other things, lower the permissible occupational exposure limits to airborne crystalline silica particulate to which workers would be allowed to be exposed, was sent to the Office of Management and Budget (“OMB”) for review in February 2011, but OMB has extended its review period indefinitely. We may incur substantial additional costs to comply with any new OSHA regulations.
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
Natural gas and electricity are essential to our manufacturing processes, which are energy-intensive. Oil and natural gas prices have fluctuated greatly over the past several years and we anticipate that they will continue to do so. Our energy costs represented approximately 5% of our total costs of sales in 2012, 2011 and 2010.
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
In January 2013, we issued an additional $1,100 aggregate principal amount of 6.625% First-Priority Senior Secured Notes due 2020 at an issue price of 100.75%. We used the gross proceeds of $1,108 ($1,100 plus a premium of $8) to (i) repay approximately $910 of term loans under our senior secured credit facilities, (ii) purchase $89 aggregate principal amount of our Floating Rate Second-Priority Senior Secured Notes due 2014 (the “Floating Rate Notes”) in a tender offer, (iii) satisfy and discharge the remaining $31 aggregate principal amount of Floating Rate Notes, which were redeemed on March 2, 2013 at a redemption price equal to 100% plus accrued and unpaid interest to the redemption date, (iv) pay related transaction costs and expenses, including the initial purchaser discount and (v) provide incremental liquidity of $54.
In January 2013, we also issued $200 aggregate principal amount of 8.875% Senior Secured Notes due 2018 at an issue price of 100%. These notes were issued to lenders in exchange for loans of our direct parent, MSC Holdings, which were retired in full.
Additionally, in March 2013, we entered into a new $400 asset-based revolving loan facility, which is subject to a borrowing base (the “ABL Facility”). The ABL Facility replaced the $171 revolving credit facility and the $47 synthetic letter of credit facility under our senior secured credit facilities.
We have substantial consolidated indebtedness. As of March 31, 2013, we had approximately $3.8 billion of consolidated outstanding indebtedness, including payments due within the next twelve months and short-term borrowings. In addition, we had a $400 undrawn revolver under our ABL Facility, subject to a borrowing base. In 2013, our annualized cash interest expense is projected to be approximately $297 based on consolidated indebtedness and interest rates at March 31, 2013, of which $290 represents cash interest expense on fixed-rate obligations, including variable rate debt subject to interest rate swap agreements.
As of March 31, 2013, approximately $112, or 3%, of our borrowings would have been at variable interest rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same. Assuming our consolidated variable interest rate indebtedness outstanding as of March 31, 2013 remains the same, an increase of 1% in the interest rates payable on our variable rate indebtedness would increase our annual estimated debt service requirements by approximately $1.
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
Availability under the ABL Facility is subject to a borrowing base based on a specified percentage of eligible accounts receivable and inventory. As of March 31, 2013, the borrowing base reflecting various required reserves was approximately $348, and our availability under the ABL Facility was $301. However, the borrowing base (including various reserves) will be updated on a monthly basis, so the actual borrowing base could be lower in the future. To the extent the borrowing base is lower than we expect, that could significantly impair our liquidity.
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
In addition, the credit agreement governing our ABL Facility requires us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 at any time when the availability is less than the greater of (x) $40 and (y) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time. The fixed charge coverage ratio under the credit agreement governing the ABL Facility is generally defined as the ratio of (a) Adjusted EBITDA minus non-financed capital expenditures and cash taxes to (b) debt service plus cash interest expense plus certain restricted payments, each measured on a last twelve months, or LTM, basis. If in the future we do not anticipate to be able to meet such ratio, we expect not to allow our availability under the ABL Facility to fall below such levels.
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
There were no defaults upon senior securities during the first three months of 2013.

Item 4.	Mine Safety Disclosures
This item is not applicable to the registrant.

Item 5.	Other Information
None.
Item 6.    Exhibits

4.1
Second Supplemental Indenture, dated as of March 28, 2013, by and among Hexion U.S. Finance Corp., the guarantors party thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to our Form 8-K, filed on April 3, 2013)

10.1
Registration Rights Agreement, dated as of January 31, 2013, among Hexion U.S. Finance Corp., the guarantors party thereto and J.P. Morgan Securities LLC (filed as Exhibit 4.2 to our Form 8-K, filed on February 6, 2013)

10.2
Amended and Restated Intercreditor Agreement, dated as of January 31, 2013, among JPMorgan Chase Bank, N.A., as intercreditor agent, Wilmington Trust Company, as trustee and as collateral agent, Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as senior-priority agent for the holders of the notes issued under the 1.5 Lien Indenture (as defined therein), Wilmington Trust, National Association, as senior-priority agent for the holders of the notes issued under the First Lien Indenture (as defined therein), Momentive Specialty Chemicals Holdings LLC, Momentive Specialty Chemicals Inc. and subsidiaries of Momentive Specialty Chemicals Inc. party thereto (filed as Exhibit 10.1 to our Form 8-K, filed on February 6, 2013)

10.3
Additional Secured Party Consent, dated January 31, 2013, among Wilmington Trust Bank, National Association, as trustee and as authorized representative, JPMorgan Chase Bank, N.A., as applicable first lien representative and collateral agent, Momentive Specialty Chemicals Holdings LLC, Momentive Specialty Chemicals Inc. and subsidiaries of Momentive Specialty Chemicals Inc. party thereto (filed as Exhibit 10.2 to our Form 8-K, filed on February 6, 2013)

10.4
Second Joinder and Supplement to Intercreditor Agreement, dated as of January 31, 2013, by and among Wilmington Trust, National Association, as trustee and senior-priority agent for the holders of the notes issued under the First Lien Indenture (as defined therein), JPMorgan Chase Bank, N.A., as intercreditor agent, Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as trustee and second-priority agent, Momentive Specialty Chemicals Holdings LLC, Momentive Specialty Chemicals Inc. and subsidiaries of Momentive Specialty Chemicals Inc. party thereto (filed as Exhibit 10.3 to our Form 8-K, filed on February 6, 2013)

10.5
Asset-Based Revolving Credit Agreement, dated as of March 28, 2013, by and among Momentive Specialty Chemicals Holdings LLC, Momentive Specialty Chemicals Inc., as U.S. borrower, Momentive Specialty Chemicals Canada Inc., as Canadian borrower, Momentive Specialty Chemicals B.V., as Dutch borrower, Momentive Specialty Chemicals UK Limited and Borden Chemical UK Limited, as U.K. borrowers, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, swingline lender and initial issuing bank (filed as Exhibit 10.1 to our Form 8-K, filed on April 3, 2013)

10.6
ABL Intercreditor Agreement, dated as of March 28, 2013, by and among JPMorgan Chase Bank, N.A., as the ABL facility collateral agent, Wilmington Trust, National Association, as applicable first-lien agent and first-lien collateral agent, Momentive Specialty Chemicals Inc. and subsidiaries of Momentive Specialty Chemicals Inc. party thereto (filed as Exhibit 10.2 to our Form 8-K, filed on April 3, 2013)

10.7
Collateral Agreement, dated as of March 28, 2013, by and among Momentive Specialty Chemicals Inc., subsidiaries of Momentive Specialty Chemicals Inc. party thereto and JPMorgan Chase Bank, N.A. as collateral agent (filed as Exhibit 10.3 to our Form 8-K, filed on April 3, 2013)

10.8
Collateral Agreement, dated as of March 28, 2013, by and among Momentive Specialty Chemicals Inc., subsidiaries of Momentive Specialty Chemicals Inc. party thereto and Wilmington Trust, National Association, as collateral agent (filed as Exhibit 10.4 to our Form 8-K, filed on April 3, 2013)

10.9
Third Joinder and Supplement to 1.5 Lien Intercreditor Agreement, dated as of March 28, 2013, by and among JPMorgan Chase Bank, N.A., as ABL credit agreement agent, former intercreditor agent and new intercreditor agent, Wilmington Trust, National Association, as 1.5 lien trustee, Wilmington Trust, National Association, as first lien trustee, Momentive Specialty Chemicals Holdings LLC, Momentive Specialty Chemicals Inc. and subsidiaries of Momentive Specialty Chemicals Inc. party thereto (filed as Exhibit 10.5 to our Form 8-K, filed on April 3, 2013)

10.10
Joinder and Supplement to Second Lien Intercreditor Agreement, dated as of March 28, 2013, among JPMorgan Chase Bank, N.A., as ABL credit agreement agent, former intercreditor agent and new intercreditor agent, Wilmington Trust Company, as second-lien trustee, Wilmington Trust, National Association, as 1.5 lien trustee, Wilmington Trust, National Association, as first lien trustee, Momentive Specialty Chemicals Holdings LLC, Momentive Specialty Chemicals Inc. and subsidiaries of Momentive Specialty Chemicals Inc. party thereto (filed as Exhibit 10.6 to our Form 8-K, filed on April 3, 2013)

31.1	Rule 13a-14 Certifications:

(a) Certificate of the Chief Executive Officer

(b) Certificate of the Chief Financial Officer

32.1	Section 1350 Certifications

101.INS*	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

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

MOMENTIVE SPECIALTY CHEMICALS INC.

Date:	May 14, 2013	/s/ William H. Carter
William H. Carter
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)