Form 10-Q
period 2013-06-30
MOMENTIVE SPECIALTY CHEMICALS INC.
filed 2013-08-13
CIK 13239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on August 1, 2013: 82,556,847

MOMENTIVE SPECIALTY CHEMICALS INC.

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions, except share data)	June 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents (including restricted cash of $3 and $18, respectively)	$335	$419
Short-term investments	6	5
Accounts receivable (net of allowance for doubtful accounts of $16 and $17, respectively)	675	527
Inventories:
Finished and in-process goods	306	262
Raw materials and supplies	124	105
Other current assets	87	81
Total current assets	1,533	1,399
Investment in unconsolidated entities	49	42
Deferred income taxes	380	348
Other assets, net	132	109
Property and equipment:
Land	87	90
Buildings	298	305
Machinery and equipment	2,373	2,384
	2,758	2,779
Less accumulated depreciation	(1,627)	(1,612)
	1,131	1,167
Goodwill	166	169
Other intangible assets, net	86	91
Total assets	$3,477	$3,325
Liabilities and Deficit
Current liabilities:
Accounts payable	$529	$418
Debt payable within one year	78	76
Interest payable	83	63
Income taxes payable	8	4
Accrued payroll and incentive compensation	42	40
Other current liabilities	118	129
Total current liabilities	858	730
Long-term liabilities:
Long-term debt	3,705	3,419
Long-term pension and post employment benefit obligations	311	309
Deferred income taxes	18	18
Other long-term liabilities	170	166
Total liabilities	5,062	4,642
Commitments and contingencies (See Note 7)
Deficit
Common stock—$0.01 par value; 300,000,000 shares authorized, 170,605,906 issued and 82,556,847 outstanding at June 30, 2013 and December 31, 2012	1	1
Paid-in capital	520	752
Treasury stock, at cost—88,049,059 shares	(296)	(296)
Note receivable from parent	—	(24)
Accumulated other comprehensive loss	(105)	(77)
Accumulated deficit	(1,705)	(1,673)
Total deficit	(1,585)	(1,317)
Total liabilities and deficit	$3,477	$3,325
See Notes to Condensed Consolidated Financial Statements

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Net sales	$1,250	$1,259	$2,442	$2,495
Cost of sales	1,098	1,088	2,147	2,152
Gross profit	152	171	295	343
Selling, general and administrative expense	89	79	181	164
Asset impairments	7	—	7	23
Business realignment costs	2	3	11	18
Other operating expense (income), net	5	(3)	2	2
Operating income	49	92	94	136
Interest expense, net	76	67	150	132
Loss on extinguishment of debt	—	—	6	—
Other non-operating (income) expense, net	(2)	(1)	3	1
(Loss) income before income tax and earnings from unconsolidated entities	(25)	26	(65)	3
Income tax expense (benefit)	6	4	(26)	2
(Loss) income before earnings from unconsolidated entities	(31)	22	(39)	1
Earnings from unconsolidated entities, net of taxes	3	6	7	11
Net (loss) income	$(28)	$28	$(32)	$12
See Notes to Condensed Consolidated Financial Statements

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Net (loss) income	$(28)	$28	$(32)	$12
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(14)	(44)	(32)	(15)
(Loss) gain recognized from pension and postretirement benefits	(1)	—	3	—
Net losses on cash flow hedges reclassified to earnings	—	1	1	1
Other comprehensive loss	(15)	(43)	(28)	(14)
Comprehensive loss	$(43)	$(15)	$(60)	$(2)
See Notes to Condensed Consolidated Financial Statements

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(In millions)	2013	2012
Cash flows used in operating activities
Net (loss) income	$(32)	$12
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	76	77
Deferred tax benefit	(41)	(12)
Non-cash asset impairments and accelerated depreciation	7	30
Loss on extinguishment of debt	6	—
Unrealized foreign currency (gains) losses	(26)	15
Other non-cash adjustments	1	3
Net change in assets and liabilities:
Accounts receivable	(159)	(141)
Inventories	(70)	(88)
Accounts payable	119	114
Income taxes payable	6	(8)
Other assets, current and non-current	18	25
Other liabilities, current and long-term	30	(37)
Net cash used in operating activities	(65)	(10)
Cash flows used in investing activities
Capital expenditures	(60)	(58)
Capitalized interest	(1)	—
(Purchases of) proceeds from the sale of debt securities, net	(1)	2
Change in restricted cash	15	—
Investment in unconsolidated affiliates, net	(13)	(3)
Proceeds from sale of assets	1	9
Net cash used in investing activities	(59)	(50)
Cash flows provided by (used in) financing activities
Net short-term debt borrowings (repayments)	9	(15)
Borrowings of long-term debt	1,127	451
Repayments of long-term debt	(1,040)	(473)
Long-term debt and credit facility financing fees	(36)	(13)
Capital contribution from parent	—	16
Common stock dividends paid	—	(2)
Net cash provided by (used in) financing activities	60	(36)
Effect of exchange rates on cash and cash equivalents	(5)	2
Decrease in cash and cash equivalents	(69)	(94)
Cash and cash equivalents (unrestricted) at beginning of period	401	416
Cash and cash equivalents (unrestricted) at end of period	$332	$322
Supplemental disclosures of cash flow information
Cash paid for:
Interest, net	$126	$122
Income taxes, net of cash refunds	3	18
Non-cash financing activities:
Non-cash issuance of debt in exchange for loans of parent (See Note 6)	$200	$—
Non-cash distribution declared to parent (See Note 3)	208	—
Settlement of note receivable from parent (See Note 3)	24	—
See Notes to Condensed Consolidated Financial Statements

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATED STATEMENT OF DEFICIT (Unaudited)

(In millions)	Common Stock	Paid-in Capital	Treasury Stock	Note Receivable From Parent	Accumulated Other Comprehensive Loss (a)	Accumulated Deficit	Total
Balance at December 31, 2012	$1	$752	$(296)	$(24)	$(77)	$(1,673)	$(1,317)
Net loss	—	—	—	—	—	(32)	(32)
Other comprehensive loss	—	—	—	—	(28)	—	(28)
Stock-based compensation expense	—	1	—	—	—	—	1
Distribution declared to parent ($0.01 per share)	—	(1)	—	—	—	—	(1)
Settlement of note receivable from parent (See Note 3)	—	(24)	—	24	—	—	—
Non-cash distribution declared to parent ($2.52 per share)	—	(208)	—	—	—	—	(208)
Balance at June 30, 2013	$1	$520	$(296)	$—	$(105)	$(1,705)	$(1,585)

(a)
Accumulated other comprehensive loss at June 30, 2013 represents $111 of net foreign currency translation gains, net of tax and a $216 unrealized loss, net of tax, related to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement benefit plans. Accumulated other comprehensive loss at December 31, 2012 represents $143 of net foreign currency translation gains, net of tax, $1 of net deferred losses on cash flow hedges and a $219 unrealized loss, net of tax, related to net actuarial losses and prior service costs for the Company’s defined benefit pension and postretirement benefit plans.

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In millions, except share data)
1. Background and Basis of Presentation
Based in Columbus, Ohio, Momentive Specialty Chemicals Inc., (which may be referred to as “MSC” or the “Company”) serves global industrial markets through a broad range of thermoset technologies, specialty products and technical support for customers in a diverse range of applications and industries. The Company’s business is organized based on the products offered and the markets served. At June 30, 2013, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins.
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
The Company revised the unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2012 to correct for the classification of accelerated depreciation of $1 and $7, respectively, that was originally classified in “Other operating expense (income), net.” The amount has now been properly classified in “Cost of sales.”
The Company also revised the unaudited Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2012 to correct for the classification of certain outstanding checks that were originally classified as “Accounts payable.” The amounts have now been properly classified as a reduction to “Cash and cash equivalents.” Management does not believe these revisions were material to the Company’s unaudited Condensed Consolidated Financial Statements. The impacts of correcting the unaudited Condensed Consolidated Statement of Cash Flows for the specified period are as follows:

Consolidated Statement of Cash Flows:	As Previously Reported	Adjustments	As Revised
Net cash used in operating activities	$(11)	$1	$(10)
Cash and cash equivalents (unrestricted) at beginning of period	428	(12)	416
Cash and cash equivalents (unrestricted) at end of period	333	(11)	322
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
During the three months ended June 30, 2013, as a result of the likelihood that certain long-lived assets would be disposed of before the end of their estimated useful lives, resulting in lower future cash flows associated with these assets, the Company recorded impairments of $7 on these assets in its Epoxy, Phenolic and Coating Resins segment.

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
As a result of market weakness and the loss of a customer, resulting in lower future cash flows associated with certain long-lived assets within the Company’s European forest products resins business, the Company recorded impairments of $2 on these assets in its Forest Products Resins segment.
In addition, the Company recorded accelerated depreciation of $1 and $7 related to closing facilities during the three and six months ended June 30, 2012, respectively.
Subsequent Events—The Company has evaluated events and transactions subsequent to June 30, 2013 through August 13, 2013, the date of issuance of its unaudited Condensed Consolidated Financial Statements.
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
During both the three months ended June 30, 2013 and 2012 and during both the six months ended June 30, 2013 and 2012, the Company recognized expense under the Management Consulting Agreement of $1 and $2, respectively. This amount is included in “Other operating expense (income), net” in the Company’s unaudited Condensed Consolidated Statements of Operations.
Shared Services Agreement
On October 1, 2010, in conjunction with the Momentive Combination, the Company entered into a shared services agreement with MPM, as amended on March 17, 2011 (the “Shared Services Agreement”). Under this agreement, the Company provides to MPM, and MPM provides to the Company, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between the Company and MPM. Pursuant to this agreement, during the six months ended June 30, 2013 and 2012, the Company incurred approximately $61 and $79, respectively, of net costs for shared services and MPM incurred approximately $46 and $75, respectively, of net costs for shared services. Included in the net costs incurred during the six months ended June 30, 2013 and 2012, were net billings from the Company to MPM of $14 and $9, respectively, to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to the applicable allocation percentage. The allocation percentage was initially set at 51% for the Company and 49% for MPM at the inception of the agreement, and for 2013 is currently set at 57% for the Company and 43% for MPM following a routine review by the Steering Committee in accordance with the terms of the Shared Services Agreement. During the six months ended June 30, 2013 and 2012, the Company realized approximately $5 and $12, respectively, in cost savings as a result of the Shared Services Agreement. The Company had accounts receivable from MPM of $2 and less than $1 as of June 30, 2013 and December 31, 2012, respectively, and accounts payable to MPM of less than $1 at both June 30, 2013 and December 31, 2012.

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
During the six months ended June 30, 2013, in conjunction with the 2013 Refinancing Transactions (see Note 6), the loan receivable from MSC Holdings was settled for no consideration at the direction of MSC Holdings. As a result, the Company accounted for the settlement of the loan as a distribution to MSC Holdings of $24, which was recognized in “Paid-in Capital” in the unaudited Condensed Consolidated Balance Sheets. Additionally, during the six months ended June 30, 2013, the Company declared a distribution to MSC Holdings of $208 in connection with the retirement of the outstanding $247 aggregate principal amount of the MSC Holdings LLC PIK Facility held by an unaffiliated third party, in conjunction with the 2013 Refinancing Transactions.
Purchases and Sales of Products and Services with MPM
The Company also sells products to, and purchases products from, MPM pursuant to a Master Buy/Sell Agreement dated as of September 6, 2012 (the “Master Buy/Sell Agreement”). Prices under the agreement are determined by a formula based upon certain third party sales of the applicable product, or in the event that no qualifying third party sales have taken place, based upon the average contribution margin generated by certain third party sales of products in the same or a similar industry. The standard terms and conditions of the seller in the applicable jurisdiction apply to transactions under the Master Buy/Sell Agreement. A subsidiary of MPM also acts as a non-exclusive distributor in India for certain of the Company’s subsidiaries pursuant to Distribution Agreements dated as of September 6, 2012 (the “Distribution Agreements”). Prices under the Distribution Agreements are determined by a formula based on the weighted average sales price of the applicable product less a margin. The Master Buy/Sell Agreement and Distribution Agreements have initial terms of 3 years and may be terminated for convenience by either party thereunder upon 30 days’ prior notice in the case of the Master/Buy Sell Agreement and upon 90 days’ prior notice in the case of the Distribution Agreements. Pursuant to these agreements and other purchase orders, during the three months ended June 30, 2013 and 2012, the Company sold less than $1 of products to MPM and purchased $1 and $2, respectively. During the six months ended June 30, 2013 and 2012, the Company sold less than $1 of products to MPM and purchased $2 and $3, respectively. As of June 30, 2013 and December 31, 2012, the Company had less than $1 of accounts receivable from MPM and $1 and less than $1, respectively, of accounts payable to MPM related to these agreements.
Purchases and Sales of Products and Services with Affiliates Other than MPM
The Company sells products to various Apollo affiliates other than MPM. These sales were $36 and $4 for the three months ended June 30, 2013 and 2012, respectively, and $66 and $5 for the six months ended June 30, 2013 and 2012, respectively. Accounts receivable from these affiliates were $23 and $26 at June 30, 2013 and December 31, 2012, respectively. The Company also purchases raw materials and services from various Apollo affiliates other than MPM. These purchases were $32 and $9 for the three months ended June 30, 2013 and 2012, respectively, and $66 and $16 for the six months ended June 30, 2013 and 2012, respectively. The Company had accounts payable to these affiliates of $1 and $4 at June 30, 2013 and December 31, 2012, respectively.
Participation of Apollo Global Securities in Refinancing Transactions
During the six months ended June 30, 2013, Apollo Global Securities, LLC (“AGS”), an affiliate of Apollo, acted as one of the initial purchasers and received approximately $1 in connection with the sale of an additional $1,100 aggregate principal amount of the Company’s 6.625% First-Priority Senior Secured Notes due 2020. AGS also received $1 in structuring fees in connection with the 2013 Refinancing Transactions.
During the six months ended June 30, 2012, AGS acted as one of the initial purchasers and received approximately $1 in connection with the sale of $450 aggregate principal amount of the Company’s 6.625% First-Priority Senior Secured Notes due 2020.
Other Transactions and Arrangements
Momentive Holdings purchases insurance policies which also cover the Company and MPM. Amounts are billed to the Company based on the Company’s relative share of the insurance premiums. No amounts were billed to the Company from Momentive Holdings for the three or six months ended June 30, 2013 or 2012. The Company had accounts payable to Momentive Holdings of less than $1 and $4 under these arrangements at June 30, 2013 and December 31, 2012, respectively.
The Company sells finished goods to, and purchases raw materials from, its foundry joint venture between the Company and Delta-HA, Inc. (“HAI”). The Company also provides toll-manufacturing and other services to HAI. The Company’s investment in HAI is recorded under the equity method of accounting, and the related sales and purchases are not eliminated from the Company’s unaudited Condensed Consolidated Financial Statements. However, any profit on these transactions is eliminated in the Company’s unaudited Condensed Consolidated Financial Statements to the extent of the Company’s 50% interest in HAI. Sales and services provided to HAI were $26 and $28 for the three months ended June 30, 2013 and 2012, respectively, and $53 and $56 for the six months ended June 30, 2013 and 2012, respectively. Accounts receivable from HAI were $18 and $16 at June 30, 2013 and December 31, 2012, respectively. Purchases from HAI were $10 and $14 for the three months ended June 30, 2013 and 2012, respectively, and $31 and $24 for the six months ended June 30, 2013 and 2012, respectively. The Company had accounts payable to HAI of $6 at both June 30, 2013 and December 31, 2012. Additionally, HAI declared dividends to the Company of $8 and $3 during the three months ended June 30, 2013 and 2012, respectively, and $15 and $13 during the six months ended June 30, 2013 and 2012, respectively. $3 remains outstanding related to these previously declared dividends as of June 30, 2013.
The Company’s purchase contracts with HAI represent a significant portion of HAI’s total revenue, and this factor results in the Company absorbing the majority of the risk from potential losses or the majority of the gains from potential returns. However, the Company does not have the power to direct the activities that most significantly impact HAI, and therefore, does not consolidate HAI. The carrying value of HAI’s assets were $62 and $52 at June 30, 2013 and December 31, 2012, respectively. The carrying value of HAI’s liabilities were $28 and $18 at June 30, 2013 and December 31, 2012, respectively.
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
The Company had a loan receivable from its unconsolidated forest products joint venture in Russia of less than $1 as of both June 30, 2013 and December 31, 2012. The Company also had royalties receivable from its unconsolidated forest products joint venture in Russia of $5 as of both June 30, 2013 and December 31, 2012.
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

Recurring Fair Value Measurements
Following is a summary of assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012:

	Fair Value Measurements Using			Total
	Level 1	Level 2	Level 3
June 30, 2013
Derivative liabilities	$—	$—	$—	$—
December 31, 2012
Derivative liabilities	$—	$(1)	$—	$(1)
Level 1 derivative liabilities primarily consist of financial instruments traded on exchange or futures markets. Level 2 derivative liabilities consist of derivative instruments transacted primarily in over-the-counter markets.
There were no transfers between Level 1, Level 2 or Level 3 measurements during the three or six months ended June 30, 2013 or 2012.
The Company calculates the fair value of its Level 1 derivative liabilities using quoted market prices. The Company calculates the fair value of its Level 2 derivative liabilities using standard pricing models with market-based inputs, adjusted for nonperformance risk. When its financial instruments are in a liability position, the Company evaluates its credit risk as a component of fair value. At both June 30, 2013 and December 31, 2012, no adjustment was made by the Company to reduce its derivative liabilities for nonperformance risk.
When its financial instruments are in an asset position, the Company is exposed to credit loss in the event of nonperformance by other parties to these contracts and evaluates their credit risk as a component of fair value.

Non-recurring Fair Value Measurements
The Company recorded losses of $7 as a result of measuring assets at fair value on a non-recurring basis during the three months ended June 30, 2013, which were valued using Level 3 inputs.
During the three months ended June 30, 2013, as a result of the likelihood that certain long-lived assets would be disposed of before the end of their estimated useful lives, resulting in lower future cash flows associated with these assets, the Company wrote down long-lived assets with a carrying value of $8 to fair value of $1, resulting in an impairment charge of $7 within its Epoxy, Phenolic and Coating Resins segment. These assets were valued by using a discounted cash flow analysis based on assumptions that market participants would use. Significant unobservable inputs in the model included projected short-term future cash flows associated with these long-lived assets through the projected disposal date. Future projected short-term cash flows were derived from forecast models based upon budgets prepared by the Company’s management.
The Company recorded losses of $23 as a result of measuring assets at fair value on a non-recurring basis during the six months ended June 30, 2012, all of which were valued using Level 3 inputs.
During the six months ended June 30, 2012, as a result of the likelihood that certain long-lived assets would be disposed of before the end of their estimated useful lives, resulting in lower future cash flows associated with these assets, the Company wrote down long-lived assets with a carrying value of $26 to fair value of $5, resulting in impairment charges of $15 and $6 within its Epoxy, Phenolic and Coating Resins and Forest Products Resins segments, respectively. These assets were valued by using a discounted cash flow analysis based on assumptions that market participants would use. Significant unobservable inputs in the model included projected short-term future cash flows, projected growth rates and discount rates associated with these long-lived assets. Future projected short-term cash flows and growth rates were derived from probability-weighted forecast models based upon budgets prepared by the Company’s management. These projected future cash flows were discounted using rates ranging from 2% to 3%.
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
Non-derivative Financial Instruments
The following table summarizes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
June 30, 2013
Debt	$3,783	$—	$3,736	$10	$3,746
December 31, 2012
Debt	$3,495	$—	$3,410	$11	$3,421
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
Foreign Exchange Rate Swaps
International operations account for a significant portion of the Company’s revenue and operating income. The Company’s policy is to reduce foreign currency cash flow exposure from exchange rate fluctuations by hedging anticipated and firmly committed transactions when it is economically feasible. The Company periodically enters into forward contracts to buy and sell foreign currencies to reduce foreign exchange exposure and protect the U.S. dollar value of certain transactions to the extent of the amount under contract. The counterparties to our forward contracts are financial institutions with investment grade ratings. The Company does not apply hedge accounting to these derivative instruments.
Interest Rate Swaps
The Company periodically uses interest rate swaps to alter interest rate exposures between fixed and floating rates on certain long-term debt. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated using an agreed-upon notional principal amount. The counterparties to the interest rate swap agreements are financial institutions with investment grade ratings.

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
The following tables summarize the Company’s derivative financial instruments, which are recorded as “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets:

	June 30, 2013		December 31, 2012
Liability Derivatives	Notional Amount	Fair Value Liability	Notional Amount	Fair Value Liability
Derivatives designated as hedging instruments:
Interest Rate Swaps
Interest swap – 2010	$—	$—	$325	$—
Total		$—		$—

Derivatives not designated as hedging instruments:
Interest Rate Swap
Australian dollar interest swap	$6	$—	$6	$—
Commodity Contracts
Electricity contracts	2	—	3	(1)
Natural gas futures	2	—	3	—
Total		$—		$(1)

Derivatives Not Designated as Hedging Instruments	Gain Recognized in Income on Derivative for the Three Months Ended:		Location of Gain Recognized in Income on Derivative
	June 30, 2013	June 30, 2012
Commodity Contracts
Electricity contracts	$—	$—	Cost of sales
Natural gas futures	—	1	Cost of sales
Total	$—	$1

Derivatives Not Designated as Hedging Instruments	Gain (Loss) Recognized in Income on Derivative for the Six Months Ended:		Location of Gain (Loss) Recognized in Income on Derivative
	June 30, 2013	June 30, 2012
Commodity Contracts
Electricity contracts	$—	$1	Cost of sales
Natural gas futures	—	(1)	Cost of sales
Total	$—	$—

6. Debt Obligations
Debt outstanding at June 30, 2013 and December 31, 2012 is as follows:

	June 30, 2013		December 31, 2012
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
Senior Secured Credit Facilities:
Floating rate term loans due 2015	$—	$—	$895	$15
Senior Secured Notes:
6.625% First-Priority Senior Secured Notes due 2020 (includes $8 of unamortized debt premium at June 30, 2013)	1,558	—	450	—
8.875% Senior Secured Notes due 2018 (includes $5 and $6 of unamortized debt discount at June 30, 2013 and December 31, 2012, respectively)	1,195	—	994	—
Floating rate Second-Priority Senior Secured Notes due 2014	—	—	120	—
9.00% Second-Priority Senior Secured Notes due 2020	574	—	574	—
Debentures:
9.2% debentures due 2021	74	—	74	—
7.875% debentures due 2023	189	—	189	—
8.375% sinking fund debentures due 2016	40	20	60	2
Other Borrowings:
Australia Facility due 2014	38	5	31	5
Brazilian bank loans	16	42	18	41
Capital Leases	9	1	10	1
Other	12	10	4	12
Total	$3,705	$78	$3,419	$76
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
The Company incurred approximately $36 in fees associated with the 2013 Refinancing Transactions, which have been deferred and are recorded in “Other assets, net” in the unaudited Condensed Consolidated Balance Sheets. The deferred fees will be amortized over the contractual life of the respective debt obligations on an effective interest basis. Additionally, $6 in unamortized deferred financing fees were written-off related to the debt that was repaid and extinguished. These fees are included in “Loss on extinguishment of debt” in the unaudited Condensed Consolidated Statements of Operations.
The ABL Facility has a five-year term unless, on the date that is 91 days prior to the scheduled maturity of the 8.875% Senior Secured Notes due 2018, more than $50 aggregate principal amount of 8.875% Senior Secured Notes due 2018 is outstanding, in which case the ABL Facility will mature on such earlier date. Availability under the ABL Facility is $400, subject to a borrowing base based on a specified percentage of eligible accounts receivable and inventory. The borrowers under the ABL Facility include the Company and Momentive Specialty Chemicals Canada Inc., Momentive Specialty Chemicals B.V., Momentive Specialty Chemicals UK Limited and Borden Chemical UK Limited, each a wholly owned subsidiary of the Company. The ABL Facility bears interest at a floating rate based on, at the Company's option, an adjusted LIBOR rate plus an initial applicable margin of 2.25% or an alternate base rate plus an initial applicable margin of 1.25%. From and after the date of delivery of the Company's financial statements for the first fiscal quarter ended after the effective date of the ABL Facility, the applicable margin for such borrowings will be adjusted depending on the availability under the ABL Facility. As of June 30, 2013, the applicable margin for LIBOR rate loans was 1.75% and for alternate base rate loans was 0.75%. In addition to paying interest on outstanding principal under the ABL Facility, the Company is required to pay a commitment fee to the lenders in respect of the unutilized commitments at an initial rate equal to 0.50% per annum, subject to adjustment depending on the usage. The ABL Facility does not have any financial maintenance covenants, other than a fixed charge coverage ratio of 1.0 to 1.0 that only applies if availability under the ABL Facility is less than the greater of (a) $40 and (b) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time. The fixed charge coverage ratio under the credit agreement governing the ABL Facility is generally defined as the ratio of (a) Adjusted EBITDA minus non-financed capital expenditures and cash taxes to (b) debt service plus cash interest expense plus certain restricted payments, each measured on a last twelve months, or LTM, basis. The ABL Facility is secured by, among other things, first-priority liens on most of the inventory and accounts receivable and related assets of the Company, its domestic subsidiaries and certain of its foreign subsidiaries (the “ABL Priority Collateral”), and by second-priority liens on certain collateral that generally includes most of the Company’s, its domestic subsidiaries’ and certain of its foreign subsidiaries’ assets other than the ABL Priority Collateral, in each case subject to certain exceptions and permitted liens. Available borrowings under the ABL Facility were $368 as of June 30, 2013, and there were no outstanding borrowings under the ABL Facility as of June 30, 2013.
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
Environmental Institution of Paraná IAP—On August 10, 2005, the Environmental Institute of Paraná (IAP), an environmental agency in the State of Paraná, provided Hexion Quimica Industria, the Company’s Brazilian subsidiary, with notice of an environmental assessment in the amount of 12 Brazilian reais. The assessment related to alleged environmental damages to the Paranagua Bay caused in November 2004 from an explosion on a shipping vessel carrying methanol purchased by the Company. The investigations performed by the public authorities have not identified any actions of the Company that contributed to or caused the accident. The Company responded to the assessment by filing a request to have it cancelled and by obtaining an injunction precluding execution of the assessment pending adjudication of the issue. In November 2010, the Court denied the Company’s request to cancel the assessment and lifted the injunction that had been issued. The Company responded to the ruling by filing an appeal in the State of Paraná Court of Appeals. In March 2012, the Company was informed that the Court of Appeals had denied the Company’s appeal. The Company continues to believe that the assessment is invalid, and on June 4, 2012 it filed appeals to the Superior Court of Justice and the Supreme Court of Brazil. The Company continues to believe it has strong defenses against the validity of the assessment, and does not believe that a loss is probable. At June 30, 2013, the amount of the assessment, including tax, penalties, monetary correction and interest, is 31 Brazilian reais, or approximately $14.
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
The following table summarizes all probable environmental remediation, indemnification and restoration liabilities, including related legal expenses, at June 30, 2013 and December 31, 2012:

	Number of Sites		Liability		Range of Reasonably Possible Costs
Site Description	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	Low	High
Geismar, LA	1	1	$16	$17	$10	$24
Superfund and offsite landfills – allocated share:
Less than 1%	17	22	1	1	1	2
Equal to or greater than 1%	12	12	6	6	5	13
Currently-owned	13	13	7	7	5	13
Formerly-owned:
Remediation	11	11	6	2	6	16
Monitoring only	4	4	1	1	—	1
Total	58	63	$37	$34	$27	$69

These amounts include estimates for unasserted claims that the Company believes are probable of loss and reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of a range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. At June 30, 2013 and December 31, 2012, $12 and $9, respectively, has been included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets with the remaining amount included in “Other long-term liabilities.”
Following is a discussion of the Company’s environmental liabilities and the related assumptions at June 30, 2013:
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

Non-Environmental Legal Matters
The Company is involved in various legal proceedings in the ordinary course of business and had reserves of $19 and $22 at June 30, 2013 and December 31, 2012, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable. At June 30, 2013 and December 31, 2012, $7 and $8 , respectively, has been included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets, with the remaining amount included in “Other long-term liabilities.”
Following is a discussion of significant non-environmental legal proceedings:
Brazil Tax Claim— On October 15, 2012, the Appellate Court for the State of Sao Paulo rendered a unanimous decision in favor of the Company on this claim, which has been pending since 1992. In 1992, the State of Sao Paulo Administrative Tax Bureau issued an assessment against the Company’s Brazilian subsidiary claiming that excise taxes were owed on certain intercompany loans made for centralized cash management purposes. These loans and other internal flows of funds were characterized by the Tax Bureau as intercompany sales. Since that time, management and the Tax Bureau have held discussions and the Company filed an administrative appeal seeking cancellation of the assessment. The Administrative Court upheld the assessment in December 2001. In 2002, the Company filed a second appeal with the highest-level Administrative Court, again seeking cancellation of the assessment. In February 2007, the highest-level Administrative Court upheld the assessment. The Company requested a review of this decision. On April 23, 2008, the Brazilian Administrative Tax Tribunal issued its final decision upholding the assessment against the Company. The Company filed an Annulment action in the Brazilian Judicial Courts in May 2008 along with a request for an injunction to suspend the tax collection. The injunction was granted upon the Company pledging certain properties and assets in Brazil during the pendency of the Annulment action in lieu of depositing an amount equivalent to the assessment with the Court. In September 2010, in the Company’s favor, the Court adopted its appointed expert’s report finding that the transactions in question were intercompany loans and other legal transactions. The State Tax Bureau appealed this decision in December 2010, and the Appellate Court ruled in the Company’s favor on October 15, 2012, as described above. On January 7, 2013, the State Tax Bureau appealed the decision to the Superior Court of Justice. The Company has replied to the appeal, and continues to believe that a loss contingency is not probable. At June 30, 2013, the amount of the assessment, including tax, penalties, monetary correction and interest, is 70 Brazilian reais, or approximately $31.
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
8. Pension and Postretirement Benefit Plans
Following are the components of net pension and postretirement expense (benefit) recognized by the Company for the three and six months ended June 30, 2013 and 2012:

	Pension Benefits				Non-Pension Postretirement Benefits
	Three Months Ended June 30,				Three Months Ended June 30,
	2013		2012		2013		2012
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$—	$4	$—	$2	$—	$—	$—	$—
Interest cost on projected benefit obligation	2	5	3	5	—	—	—	—
Expected return on assets	(3)	(4)	(4)	(4)	—	—	—	—
Amortization of prior service cost (benefit)	—	—	2	—	—	1	(2)	—
Amortization of actuarial loss	3	2	—	—	—	—	—	—
Net expense (benefit)	$2	$7	$1	$3	$—	$1	$(2)	$—

	Pension Benefits				Non-Pension Postretirement Benefits
	Six Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1	$8	$1	$4	$—	$—	$—	$—
Interest cost on projected benefit obligation	5	9	6	9	—	—	—	—
Expected return on assets	(7)	(6)	(8)	(7)	—	—	—	—
Amortization of prior service cost (benefit)	—	—	4	—	—	1	(4)	—
Amortization of actuarial loss	5	4	—	—	—	—	—	—
Net expense (benefit)	$4	$15	$3	$6	$—	$1	$(4)	$—

9. Segment Information
The Company’s business segments are based on the products that the Company offers and the markets that it serves. At June 30, 2013, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins. A summary of the major products of the Company’s reportable segments follows:

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
Net Sales (1):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Epoxy, Phenolic and Coating Resins	$799	$796	$1,564	$1,590
Forest Products Resins	451	463	878	905
Total	$1,250	$1,259	$2,442	$2,495

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.
Segment EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Epoxy, Phenolic and Coating Resins	$73	$101	$141	$215
Forest Products Resins	59	56	114	102
Corporate and Other	(14)	(12)	(32)	(26)
Reconciliation of Segment EBITDA to Net (Loss) Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$73	$101	$141	$215
Forest Products Resins	59	56	114	102
Corporate and Other	(14)	(12)	(32)	(26)

Reconciliation:
Items not included in Segment EBITDA:
Asset impairments	(7)	—	(7)	(23)
Business realignment costs	(2)	(3)	(11)	(18)
Integration costs	(2)	(1)	(5)	(6)
Other	(15)	(3)	(26)	(21)
Total adjustments	(26)	(7)	(49)	(68)
Interest expense, net	(76)	(67)	(150)	(132)
Loss on extinguishment of debt	—	—	(6)	—
Income tax (expense) benefit	(6)	(4)	26	(2)
Depreciation and amortization	(38)	(39)	(76)	(77)
Net (loss) income	$(28)	$28	$(32)	$12

Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses. For the three and six months ended June 30, 2013, these items primarily include expenses from retention programs and unrealized foreign exchange transaction losses. For the three and six months ended June 30, 2012, these items primarily include stock-based compensation expense, accelerated depreciation recorded on closing facilities, net realized and unrealized foreign exchange transaction gains and losses and losses on the disposal of assets.
Business realignment costs for the three and six months ended June 30, 2013 primarily relate to expenses from minor restructuring programs and costs for environmental remediation at certain formerly owned locations. Business realignment costs for the three and six months ended June 30, 2012 primarily include expenses from the restructuring and cost optimization programs implemented in early 2012. Integration costs for the three and six months ended June 30, 2013 and 2012 primarily represent integrations costs associated with the Momentive Combination.
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
Restricted Deferred Units
On March 8, 2013, the Company granted RDUs with performance and market conditions with an aggregate grant date fair value of approximately $4. The fair value was estimated at the grant date using the same Monte Carlo valuation method and assumptions used for the Unit Options. The RDUs have an indefinite life, thus the term used in the valuation model was 30 years, which resulted in a weighted-average expected life of 22 years. As of June 30, 2013, it is not probable the related RDUs will vest. Compensation cost will be recognized over the service period once the satisfaction of the performance condition is probable.
Although the 2011 Equity Plan, under which the above awards were granted, is sponsored by Momentive Holdings, the underlying compensation cost represents compensation costs paid for by Momentive Holdings on MSC’s behalf, as a result of the employees’ services to MSC. All compensation cost is recorded over the requisite service period on a graded-vesting basis.

11. Summarized Financial Information of Unconsolidated Affiliate
Summarized financial information of the unconsolidated affiliate HAI as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012 is as follows:

	June 30, 2013	December 31, 2012
Current assets	$35	$40
Non-current assets	27	12
Current liabilities	28	18
Non-current liabilities	—	—

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$44	$49	$89	$99
Gross profit	11	12	22	25
Pre-tax income	24	9	31	18
Net income	23	8	30	17
12. Changes in Accumulated Other Comprehensive Loss
Following is a summary of changes “Accumulated other comprehensive loss” for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013				Three Months Ended June 30, 2012
	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Gains (Losses)	Total	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Gains (Losses)	Total
Beginning balance	$—	$(215)	$125	$(90)	$(1)	$(112)	$159	$46
Other comprehensive loss before reclassifications, net of tax	—	(6)	(14)	(20)	—	—	(44)	(44)
Amounts reclassified from Accumulated other comprehensive loss, net of tax	—	5	—	5	1	—	—	1
Net other comprehensive (loss) income	—	(1)	(14)	(15)	1	—	(44)	(43)
Ending balance	$—	$(216)	$111	$(105)	$—	$(112)	$115	$3

	Six Months Ended June 30, 2013				Six Months Ended June 30, 2012
	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Gains (Losses)	Total	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Gains (Losses)	Total
Beginning balance	$(1)	$(219)	$143	$(77)	$(1)	$(112)	$130	$17
Other comprehensive loss before reclassifications, net of tax	—	(6)	(32)	(38)	—	—	(15)	(15)
Amounts reclassified from Accumulated other comprehensive loss, net of tax	1	9	—	10	1	—	—	1
Net other comprehensive income (loss)	1	3	(32)	(28)	1	—	(15)	(14)
Ending balance	$—	$(216)	$111	$(105)	$—	$(112)	$115	$3

	Amount Reclassified From Accumulated Other Comprehensive Loss for the Three Months Ended:
Amount Reclassified From Accumulated Other Comprehensive Loss	June 30, 2013	June 30, 2012	Location of Reclassified Amount in Income
Gains and losses on cash flow hedges:
Interest rate swaps	$—	$1	Interest expense, net
Total before income tax	—	1
Income tax benefit	—	—	Income tax expense (benefit)
Total	$—	$1

Amortization of defined benefit pension and other postretirement benefit items:
Prior service costs	$1	$—	(1)
Actuarial losses	5	—	(1)
Total before income tax	6	—
Income tax benefit	(1)	—	Income tax expense (benefit)
Total	5	—
Total	$5	$1

	Amount Reclassified From Accumulated Other Comprehensive Loss for the Six Months Ended:
Amount Reclassified From Accumulated Other Comprehensive Loss	June 30, 2013	June 30, 2012	Location of Reclassified Amount in Income
Gains and losses on cash flow hedges:
Interest rate swaps	$—	$1	Interest expense, net
Total before income tax	—	1
Income tax expense	1	—	Income tax expense (benefit)
Total	$1	$1

Amortization of defined benefit pension and other postretirement benefit items:
Prior service costs	$1	$—	(1)
Actuarial losses	9	—	(1)
Total before income tax	10	—
Income tax benefit	(1)	—	Income tax expense (benefit)
Total	9	—
Total	$10	$1

(1)	These accumulated other comprehensive income components are included in the computation of net pension and postretirement benefit expense (see Note 8).
13. Income Taxes
In January 2013, the American Taxpayer Relief Act of 2012 (the “Act”) was signed into law. The Act retroactively reinstated and extended the controlled foreign corporation look-through rule, which provides for the exclusion of certain foreign earnings from U.S. federal taxation from January 1, 2012 through December 31, 2013. The impact of the Act has been accounted for in the period of enactment. As a result, the Company recognized a related discrete tax benefit of $29 during the six months ended June 30, 2013.
In the third quarter of 2013, the Company expects to reach a settlement agreement with tax authorities in a foreign jurisdiction as a result of negotiations related to various intercompany transactions. Upon signing of the final agreement with the tax authorities, the Company expects to release approximately $33 of unrecognized tax benefits. The tax benefit from the release will be offset by an increase in the valuation allowance in this foreign jurisdiction. Consequently, as a result of the expected settlement in the third quarter of 2013, the Company expects to reverse a domestic deferred tax asset related to these various intercompany transactions that will result in a tax expense of approximately $57.

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

MOMENTIVE SPECIALTY CHEMICALS INC.
JUNE 30, 2013
CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents (including restricted cash of $0 and $3, respectively)	$225	$—	$—	$110	$—	$335
Short-term investments	—	—	—	6	—	6
Accounts receivable, net	209	—	—	466	—	675
Intercompany accounts receivable	170	74	—	605	(849)	—
Intercompany loans receivable - current portion	221	—	—	354	(575)	—
Inventories:
Finished and in-process goods	119	—	—	187	—	306
Raw materials and supplies	47	—	—	77	—	124
Other current assets	35	—	—	52	—	87
Total current assets	1,026	74	—	1,857	(1,424)	1,533
Investment in unconsolidated entities	182	—	28	32	(193)	49
Deferred income taxes	370	—	—	10	—	380
Other assets, net	33	63	2	34	—	132
Intercompany loans receivable	1,149	3,362	29	3,849	(8,389)	—
Property and equipment, net	490	—	—	641	—	1,131
Goodwill	93	—	—	73	—	166
Other intangible assets, net	50	—	—	36	—	86
Total assets	$3,393	$3,499	$59	$6,532	$(10,006)	$3,477
Liabilities and (Deficit) Equity
Current liabilities:
Accounts payable	$171	$—	$—	$358	$—	$529
Intercompany accounts payable	116	6	—	727	(849)	—
Debt payable within one year	20	—	—	58	—	78
Intercompany loans payable within one year	200	—	—	375	(575)	—
Interest payable	9	73	—	1	—	83
Income taxes payable	2	—	—	6	—	8
Accrued payroll and incentive compensation	11	—	—	31	—	42
Other current liabilities	59	—	—	59	—	118
Total current liabilities	588	79	—	1,615	(1,424)	858
Long-term liabilities:
Long-term debt	309	3,327	—	69	—	3,705
Intercompany loans payable	3,394	—	7	4,988	(8,389)	—
Accumulated losses of unconsolidated subsidiaries in excess of investment	470	—	108	—	(578)	—
Long-term pension and post employment benefit obligations	92	—	—	219	—	311
Deferred income taxes	1	2	—	15	—	18
Other long-term liabilities	124	6	—	40	—	170
Total liabilities	4,978	3,414	115	6,946	(10,391)	5,062
Total (deficit) equity	(1,585)	85	(56)	(414)	385	(1,585)
Total liabilities and (deficit) equity	$3,393	$3,499	$59	$6,532	$(10,006)	$3,477

MOMENTIVE SPECIALTY CHEMICALS INC.
DECEMBER 31, 2012
CONDENSED CONSOLIDATING BALANCE SHEET

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents (including restricted cash of $0 and $18, respectively)	$276	$—	$—	$143	$—	$419
Short-term investments	—	—	—	5	—	5
Accounts receivable, net	177	—	—	350	—	527
Intercompany accounts receivable	126	52	—	318	(496)	—
Intercompany loans receivable - current portion	162	—	—	624	(786)	—
Inventories:
Finished and in-process goods	109	—	—	153	—	262
Raw materials and supplies	35	—	—	70	—	105
Other current assets	38	—	—	43	—	81
Total current assets	923	52	—	1,706	(1,282)	1,399
Investment in unconsolidated entities	252	—	42	18	(270)	42
Deferred income taxes	337	—	—	11	—	348
Other assets, net	—	42	28	39	—	109
Intercompany loans receivable	773	2,273	27	3,835	(6,908)	—
Property and equipment, net	493	—	—	674	—	1,167
Goodwill	93	—	—	76	—	169
Other intangible assets, net	53	—	—	38	—	91
Total assets	$2,924	$2,367	$97	$6,397	$(8,460)	$3,325
Liabilities and (Deficit) Equity
Current liabilities:
Accounts payable	$136	$—	$—	$282	$—	$418
Intercompany accounts payable	96	4	1	395	(496)	—
Debt payable within one year	13	—	—	63	—	76
Intercompany loans payable within one year	197	—	—	589	(786)	—
Interest payable	12	51	—	—	—	63
Income taxes payable	3	—	—	1	—	4
Accrued payroll and incentive compensation	14	—	—	26	—	40
Other current liabilities	64	—	—	65	—	129
Total current liabilities	535	55	1	1,421	(1,282)	730
Long term liabilities:
Long-term debt	860	2,138	—	421	—	3,419
Intercompany loans payable	2,303	4	7	4,594	(6,908)	—
Accumulated losses of unconsolidated subsidiaries in excess of investment	325	—	107	—	(432)	—
Long-term pension and post employment benefit obligations	98	—	—	211	—	309
Deferred income taxes	—	1	—	17	—	18
Other long-term liabilities	120	6	—	40	—	166
Total liabilities	4,241	2,204	115	6,704	(8,622)	4,642
Total (deficit) equity	(1,317)	163	(18)	(307)	162	(1,317)
Total liabilities and (deficit) equity	$2,924	$2,367	$97	$6,397	$(8,460)	$3,325

MOMENTIVE SPECIALTY CHEMICALS INC.
THREE MONTHS ENDED JUNE 30, 2013
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$572	$—	$—	$729	$(51)	$1,250
Cost of sales	485	—	—	664	(51)	1,098
Gross profit	87	—	—	65	—	152
Selling, general and administrative expense	29	—	—	60	—	89
Asset impairments	—	—	—	7	—	7
Business realignment costs	2	—	—	—	—	2
Other operating (income) expense, net	(1)	—	—	6	—	5
Operating income (loss)	57	—	—	(8)	—	49
Interest expense, net	8	67	—	1	—	76
Intercompany interest expense (income)	47	(67)	—	20	—	—
Other non-operating (income) expense, net	(8)	—	—	6	—	(2)
Income (loss) before income tax and (losses) earnings from unconsolidated entities	10	—	—	(35)	—	(25)
Income tax (benefit) expense	(4)	—	—	10	—	6
Income (loss) before (losses) earnings from unconsolidated entities	14	—	—	(45)	—	(31)
(Losses) earnings from unconsolidated entities, net of taxes	(42)	—	(17)	1	61	3
Net loss	$(28)	$—	$(17)	$(44)	$61	$(28)
Comprehensive (loss) income	$(43)	$1	$(16)	$(62)	$77	$(43)

MOMENTIVE SPECIALTY CHEMICALS INC.
THREE MONTHS ENDED JUNE 30, 2012
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$576	$—	$—	$761	$(78)	$1,259
Cost of sales	484	—	—	682	(78)	1,088
Gross profit	92	—	—	79	—	171
Selling, general and administrative expense	17	—	—	62	—	79
Business realignment costs	2	—	—	1	—	3
Other operating (income) expense, net	(4)	—	—	1	—	(3)
Operating income	77	—	—	15	—	92
Interest expense, net	14	46	—	7	—	67
Intercompany interest expense (income)	35	(49)	—	14	—	—
Other non-operating expense (income), net	22	—	1	(24)	—	(1)
Income (loss) before income tax and earnings from unconsolidated entities	6	3	(1)	18	—	26
Income tax expense	3	—	—	1	—	4
Income (loss) before earnings from unconsolidated entities	3	3	(1)	17	—	22
Earnings from unconsolidated entities, net of taxes	25	—	5	2	(26)	6
Net income	$28	$3	$4	$19	$(26)	$28
Comprehensive (loss) income	$(15)	$—	$5	$(2)	$(3)	$(15)

MOMENTIVE SPECIALTY CHEMICALS INC.
SIX MONTHS ENDED JUNE 30, 2013
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,109	$—	$—	$1,437	$(104)	$2,442
Cost of sales	949	—	—	1,302	(104)	2,147
Gross profit	160	—	—	135	—	295
Selling, general and administrative expense	57	—	—	124	—	181
Asset impairments	—	—	—	7	—	7
Business realignment costs	6	—	—	5	—	11
Other operating expense (income), net	3	(4)	—	3	—	2
Operating income (loss)	94	4	—	(4)	—	94
Interest expense, net	18	128	—	4	—	150
Intercompany interest expense (income)	91	(130)	—	39	—	—
Loss on extinguishment of debt	2	—	—	4	—	6
Other non-operating expense (income), net	7	—	—	(4)	—	3
(Loss) income before income tax and (losses) earnings from unconsolidated entities	(24)	6	—	(47)	—	(65)
Income tax (benefit) expense	(42)	1	—	15	—	(26)
Income (loss) before (losses) earnings from unconsolidated entities	18	5	—	(62)	—	(39)
(Losses) earnings from unconsolidated entities, net of taxes	(50)	—	(23)	2	78	7
Net (loss) income	$(32)	$5	$(23)	$(60)	$78	$(32)
Comprehensive (loss) income	$(60)	$5	$(23)	$(78)	$96	$(60)

MOMENTIVE SPECIALTY CHEMICALS INC.
SIX MONTHS ENDED JUNE 30, 2012
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,114	$—	$—	$1,530	$(149)	$2,495
Cost of sales	942	—	—	1,359	(149)	2,152
Gross profit	172	—	—	171	—	343
Selling, general and administrative expense	47	—	—	117	—	164
Asset impairments	—	—	—	23	—	23
Business realignment costs	4	—	—	14	—	18
Other operating (income) expense, net	(3)	—	—	5	—	2
Operating income	124	—	—	12	—	136
Interest expense, net	30	85	—	17	—	132
Intercompany interest expense (income)	65	(91)	—	26	—	—
Other non-operating expense (income), net	11	—	—	(10)	—	1
Income (loss) before income tax and (losses) earnings from unconsolidated entities	18	6	—	(21)	—	3
Income tax expense	2	—	—	—	—	2
Income (loss) before (losses) earnings from unconsolidated entities	16	6	—	(21)	—	1
(Losses) earnings from unconsolidated entities, net of taxes	(4)	—	3	2	10	11
Net income (loss)	$12	$6	$3	$(19)	$10	$12
Comprehensive (loss) income	$(2)	$4	$4	$(23)	$15	$(2)

MOMENTIVE SPECIALTY CHEMICALS INC.
SIX MONTHS ENDED JUNE 30, 2013
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$7	$1	$13	$9	$(95)	$(65)
Cash flows provided by (used in) investing activities
Capital expenditures	(29)	—	—	(31)	—	(60)
Capitalized interest	—	—	—	(1)	—	(1)
Purchases of debt securities, net	—	—	—	(1)	—	(1)
Capital contribution to subsidiary	(15)	—	(10)	—	25	—
Change in restricted cash	—	—	—	15	—	15
Investment in unconsolidated affiliates, net	—	—	—	(13)	—	(13)
Proceeds from sale of assets	—	—	—	1	—	1
Return of capital from subsidiary from sales of accounts receivable	75	—	—	—	(75)	—
	31	—	(10)	(30)	(50)	(59)
Cash flows (used in) provided by financing activities
Net short-term debt borrowings	—	—	—	9	—	9
Borrowings of long-term debt	—	1,108	—	19	—	1,127
Repayments of long-term debt	(544)	(120)	—	(376)	—	(1,040)
Net intercompany loan borrowings (repayments)	467	(882)	(1)	416	—	—
Long-term debt and credit facility financing fees	(12)	(24)	—	—	—	(36)
Capital contribution from parent	—	—	10	15	(25)	—
Common stock dividends paid	—	(83)	(12)	—	95	—
Return of capital to parent from sales of accounts receivable	—	—	—	(75)	75	—
	(89)	(1)	(3)	8	145	60
Effect of exchange rates on cash and cash equivalents	—	—	—	(5)	—	(5)
Decrease in cash and cash equivalents	(51)	—	—	(18)	—	(69)
Cash and cash equivalents (unrestricted) at beginning of period	276	—	—	125	—	401
Cash and cash equivalents (unrestricted) at end of period	$225	$—	$—	$107	$—	$332

MOMENTIVE SPECIALTY CHEMICALS INC.
SIX MONTHS ENDED JUNE 30, 2012
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$13	$8	$12	$(25)	$(18)	$(10)
Cash flows provided by (used in) investing activities
Capital expenditures	(25)	—	—	(33)	—	(58)
Proceeds from sale of debt securities, net	—	—	—	2	—	2
Capital contribution to subsidiary	(15)	—	(10)	—	25	—
Funds remitted to unconsolidated affiliates	—	—	—	(3)	—	(3)
Proceeds from sale of assets	9	—	—	—	—	9
Return of capital from subsidiary from sales of accounts receivable	42	—	—	—	(42)	—
	11	—	(10)	(34)	(17)	(50)
Cash flows provided by (used in) financing activities
Net short-term debt repayments	—	—	—	(15)	—	(15)
Borrowings of long-term debt	—	450	—	1	—	451
Repayments of long-term debt	(272)	—	—	(201)	—	(473)
Net intercompany loan borrowings (repayments)	270	(439)	(2)	171	—	—
Long-term debt and credit facility financing fees	(2)	(11)	—	—	—	(13)
Capital contribution from parent	16	—	10	15	(25)	16
Common stock dividends paid	(2)	(8)	(10)	—	18	(2)
Return of capital to parent from sales of accounts receivable	—	—	—	(42)	42	—
	10	(8)	(2)	(71)	35	(36)
Effect of exchange rates on cash and cash equivalents	—	—	—	2	—	2
Increase (decrease) in cash and cash equivalents	34	—	—	(128)	—	(94)
Cash and cash equivalents (unrestricted) at beginning of period	212	—	—	204	—	416
Cash and cash equivalents (unrestricted) at end of period	$246	$—	$—	$76	$—	$322

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in millions)
The following commentary should be read in conjunction with the audited financial statements and the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K.
Within the following discussion, unless otherwise stated, “the second quarter of 2013” refers to the three months ended June 30, 2013 and “the second quarter of 2012” refers to the three months ended June 30, 2012.
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
Momentive Combination and Shared Services Agreement
In October 2010, our parent, Momentive Specialty Chemicals Holdings LLC (“MSC Holdings”), and Momentive Performance Materials Holdings Inc., the parent company of Momentive Performance Materials Inc. (“MPM”), became subsidiaries of a newly formed holding company, Momentive Performance Materials Holdings LLC (“Momentive Holdings”). We refer to this transaction as the “Momentive Combination.” In connection with the closing of the Momentive Combination, we entered into a shared services agreement with MPM, as amended on March 17, 2011 (the “Shared Services Agreement”), pursuant to which we will provide to MPM, and MPM will provide to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between us and MPM and requires that the Steering Committee formed under the agreement meet no less than annually to evaluate and determine an equitable allocation percentage. The allocation percentage for 2013 is set at 57% for us and 43% for MPM.
The Momentive Combination, including the Shared Services Agreement, has resulted in significant synergies for us, including shared services and logistics optimization, best-of-source contractual terms, procurement savings, regional site rationalization and administrative and overhead savings. We expect these synergies to continue, and project achieving a total of approximately $65 of cost savings in connection with the Shared Services Agreement and recent divestitures. Through June 30, 2013, we have realized $64 of these savings on a run-rate basis, and anticipate fully realizing the remaining anticipated savings over the next 6 to 9 months.
Reportable Segments
The Company’s business segments are based on the products that we offer and the markets that we serve. At June 30, 2013, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins. A summary of the major products of the Company’s reportable segments follows:

•
Epoxy, Phenolic and Coating Resins: epoxy specialty resins, phenolic encapsulated substrates, versatic acids and derivatives, basic epoxy resins and intermediates, phenolic specialty resins and molding compounds, polyester resins, acrylic resins and vinylic resins

•	Forest Products Resins: forest products resins and formaldehyde applications
First Half 2013 Overview

•
Net sales decreased 2% in the first half of 2013 as compared to the first half of 2012, due primarily to a decrease in demand in certain of our product lines, as well as the closure of a facility in our European forest products resins business in the third quarter of 2012 and the sale of two facilities in the Asia Pacific region in the second quarter of 2012. These decreases were partially offset by raw material-driven price increases in certain of our businesses.

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

•
In the first half of 2013, we realized approximately $5 in cost savings as a result of the Shared Services Agreement with MPM, bringing our total cumulative savings since the Momentive Combination to $59. In addition, we also realized approximately $8 in cost savings related to other cost reduction programs, bringing our total cumulative savings under these initiatives to $20. As of June 30, 2013, we have approximately $6 of in-process cost savings in connection with the Shared Services Agreement and $5 of in-process cost savings in connection with other initiatives that we expect to achieve over the next 12 to 15 months.

•	We continue to execute on our strategy to expand in markets in which we expect opportunities for growth.
Recently completed expansion efforts include:

•
The acquisition of a 50% interest in a forest products joint venture in western Australia in the first quarter of 2013, which provides urea formaldehyde resins and other products to industrial customers in the region.

•
New manufacturing capacity in Tianjin, China, which came online in the first quarter of 2013. This new capacity expands our regional capability to produce amine curing agents for the world's fastest growing market, and supports the global demand for high performance epoxy systems.

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
Due to ongoing worldwide economic volatility and uncertainty, the short-term outlook for our business is difficult to predict. We expect the continued volatility in the global financial markets, the ongoing debt crisis in Europe and lack of consumer confidence will continue to lead to stagnant demand for many of our products within both of our reportable segments during the remainder of 2013. However, we expect overall volumes to be moderately higher in the second half of 2013 as compared to the same period in 2012 due to the expected growth within the U.S. housing and Latin American construction markets, as well as key customer wins and slightly higher demand for products in certain of our businesses.
We expect the moderate increases in volumes within our oil field business driven by key customer wins to continue into the second half of the year, but such wins will be partially offset by continuing pricing pressures in this business as a result of increased competition and moderate natural gas prices.
We continue to expect volumes in our North American forest products resins business to continue to grow during 2013, reflecting increases in U.S. housing construction activity. We also anticipate volume growth in our Latin American forest products resins business due to continued growth in the housing construction, furniture and industrial markets within this region. We anticipate moderate general economic growth in the North American automobile and industrial markets to positively impact our Epoxy, Phenolic and Coating Resins segment during the remainder of 2013. We expect the European automobile and construction industries to remain slow or to contract in the second half of 2013 due to the continuing economic concerns in this region.
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
Raw materials comprise approximately 70% of our cost of sales. The three largest raw materials used in our production processes are phenol, methanol and urea. These materials represent about half of our total raw material costs. Fluctuations in energy costs, such as volatility in the price of crude oil and related petrochemical products, as well as the cost of natural gas have historically caused volatility in our raw material and utility costs. The average prices of phenol, methanol and urea increased (decreased) by approximately 9%, 14% and (25%), respectively, in the first half of 2013 compared to the first half of 2012. The impact of passing through raw material price changes to customers can result in significant variances in sales comparisons from year to year.

Results of Operations
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2013		2012
	$	% of Net Sales	$	% of Net Sales
Net sales	$1,250	100%	$1,259	100%
Cost of sales	1,098	88%	1,088	86%
Gross profit	152	12%	171	14%
Selling, general and administrative expense	89	7%	79	6%
Asset impairments	7	1%	—	—%
Business realignment costs	2	—%	3	—%
Other operating expense (income), net	5	—%	(3)	—%
Operating income	49	4%	92	8%
Interest expense, net	76	6%	67	5%
Other non-operating income, net	(2)	—%	(1)	—%
Total non-operating expense	74	6%	66	5%
(Loss) income before income tax and earnings from unconsolidated entities	(25)	(2)%	26	3%
Income tax expense	6	—%	4	—%
(Loss) income before earnings from unconsolidated entities	(31)	(2)%	22	3%
Earnings from unconsolidated entities, net of taxes	3	—%	6	—%
Net (loss) income	$(28)	(2)%	$28	3%
Three Months Ended June 30, 2013 vs. Three Months Ended June 30, 2012
Net Sales
In the second quarter of 2013, net sales decreased by $9, or 1%, compared with the second quarter of 2012. Volume increases positively impacted net sales by $42, and were primarily driven by our oil field business due to key customer wins. Volume increases were also driven by increases in our North American forest products resins business, which were primarily driven by increases in U.S. housing construction activity, as well as increases in our Latin American forest products resins business driven by increases in the housing construction, furniture and industrial markets in this region. These increases were partially offset by volume decreases in our base epoxy business driven by decreases in demand, primarily in the European region. The closure of a production facility in our European forest products resins business in the third quarter of 2012 and the sale of two facilities in the Asia Pacific region in the second quarter of 2012 negatively impacted net sales by $29. Pricing had a negative impact of $20, as raw material price increases passed through to customers were offset by pricing decreases in certain businesses due to competitive pricing pressures. In addition, foreign currency translation negatively impacted net sales by $2, primarily as a result of the strengthening of the U.S. dollar against the Brazilian real in the second quarter of 2013 compared to the second quarter of 2012.
Gross Profit
In the second quarter of 2013, gross profit decreased by $19 compared with the second quarter of 2012. As a percentage of sales, gross profit decreased by 2%, primarily as a result of the competitive pricing pressures as discussed above, as well as idling and decreased production volumes due to planned maintenance in certain of our businesses, which resulted in overhead costs being expensed during the idling period.
Operating Income
In the second quarter of 2013, operating income decreased by $43 compared with the second quarter of 2012. The decrease was partially due to the $19 decrease in gross profit as discussed above. Selling, general and administrative expense increased by $10 compared with the second quarter of 2012 due primarily to increased expenses related to retention programs and pension and postretirement benefits, which were driven by decreases in interest rates. In the second quarter of 2013, we recorded asset impairments of $7 as a result of the likelihood that certain assets would be disposed of before the end of their estimated useful lives. Other operating expense, net increased by $8, from income of $3 to an expense of $5, compared with the second quarter of 2012. This increase was primarily due to income of $8 recognized in the second quarter of 2012 from insurance recoveries related to the terminated Huntsman merger, which did not recur in the second quarter of 2013, as well as higher foreign currency transaction losses in the second quarter of 2013 as compared to the second quarter of 2012. The increase was partially offset by lower losses on the disposal of assets during the second quarter of 2013 as compared to the second quarter of 2012. Business realignment costs decreased by $1 due primarily to a reduction in severance costs associated with the restructuring and cost reduction programs implemented in early 2012.

Non-Operating Expense
In the second quarter of 2013, total non-operating expense increased by $8 compared with the second quarter of 2012, primarily due to an increase in interest expense of $9 associated with the 2013 Refinancing Transactions, which was partially offset by higher foreign currency transaction gains related to our debt.
Income Tax Expense
In the second quarter of 2013, income tax expense increased by $2 compared to the second quarter of 2012, primarily due to the geographic mix of foreign earnings. For both periods, income tax expense relates primarily to income from certain foreign operations. In the second quarter of 2013, there was an increase in the valuation allowance of a foreign jurisdiction with significant pre-tax losses for which no tax benefit could be recognized.

	Six Months Ended June 30,
	2013		2012
	$	% of Net Sales	$	% of Net Sales
Net sales	$2,442	100%	$2,495	100%
Cost of sales	2,147	88%	2,152	86%
Gross profit	295	12%	343	14%
Selling, general and administrative expense	181	7%	164	7%
Asset impairments	7	—%	23	1%
Business realignment costs	11	1%	18	1%
Other operating expense, net	2	—%	2	—%
Operating income	94	4%	136	5%
Interest expense, net	150	6%	132	5%
Loss on extinguishment of debt	6	—%	—	—%
Other non-operating expense, net	3	—%	1	—%
Total non-operating expense	159	6%	133	5%
(Loss) income before income tax and earnings from unconsolidated entities	(65)	(2)%	3	—%
Income tax (benefit) expense	(26)	(1)%	2	—%
(Loss) income before earnings from unconsolidated entities	(39)	(1)%	1	—%
Earnings from unconsolidated entities, net of taxes	7	—%	11	—%
Net (loss) income	$(32)	(1)%	$12	—%
Six Months Ended June 30, 2013 vs. Six Months Ended June 30, 2012
Net Sales
In the first half of 2013, net sales decreased by $53, or 2%, compared with the first half of 2012. Volume increases positively impacted net sales by $9, and were primarily driven by volume increases in our oil field business driven by key customer wins. Volume increases were also driven by increases in our North American forest products resins business, which were primarily driven by increases in U.S. housing construction activity, as well as increases in our Latin American forest products resins business driven by increases in the housing construction, furniture and industrial markets in this region. These increases were partially offset by volume decreases in our phenolic specialty resins and base epoxy businesses, which were due to lower industrial demand, primarily in the European region. The closure of a production facility in our European forest products resins business in the third quarter of 2012 and the sale of two facilities in the Asia Pacific region in the second quarter of 2012 contributed $62 to the overall decrease. Pricing had a positive impact of $4 on net sales, as pricing decreases in certain businesses due to competitive pricing pressures were offset by raw material price increases passed through to customers in other businesses. In addition, foreign currency translation negatively impacted net sales by $4, primarily as a result of the strengthening of the U.S. dollar against the Brazilian real in the first half of 2013 compared to the first half of 2012.
Gross Profit
In the first half of 2013, gross profit decreased by $48 compared with the first half of 2012. As a percentage of sales, gross profit decreased by 2%, primarily as a result of margin compression in certain of our businesses, as well as idling and decreased production volumes due to planned maintenance in certain other businesses, which resulted in overhead costs being expensed during the idling period.
Operating Income
In the first half of 2013, operating income decreased by $42 compared with the first half of 2012. The decrease was partially due to the $48 decrease in gross profit as discussed above. Selling, general and administrative expense increased by $17 compared with the first half of 2012 due primarily to increased expenses related to retention programs and pension and postretirement benefits, which were driven by decreases in interest rates. Asset impairments decreased by $16 compared to the first half of 2012. In the first half of 2013, we recorded asset impairments of $7 as a result of the likelihood that certain assets would be disposed of before the end of their estimated useful lives. In the first half of 2012, we recorded asset impairments of $23 as a result of the likelihood that certain assets would be sold before the end of their estimated useful lives and continued competitive pressures. Business realignment costs decreased by $7 due primarily to a reduction in severance costs associated with the restructuring and cost reduction programs implemented in early 2012. Other operating expense, net remained flat compared with the first half of 2012.
Non-Operating Expense
In the first half of 2013, total non-operating expense increased by $26 compared with the first half of 2012 due primarily to an increase in interest expense of $18 and the write-off of $6 in deferred financing fees associated with the 2013 Refinancing Transactions. Other non-operating expense, net increased by $2 compared with the first half of 2012 due primarily to other financing fees related to the 2013 Refinancing Transactions which were expensed as incurred.
Income Tax (Benefit) Expense
In the first half of 2013, income tax expense decreased by $28, from expense of $2 to a benefit of $26, compared to the first half of 2012 due primarily to the recognition of a discrete tax benefit of $29 related to the signing of the American Taxpayer Relief Act of 2012 during the first quarter of 2013, which provides for the exclusion of certain foreign earnings from U.S. federal taxation from January 1, 2012 through December 31, 2013.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Sales (1):
Epoxy, Phenolic and Coating Resins	$799	$796	$1,564	$1,590
Forest Products Resins	451	463	878	905
Total	$1,250	$1,259	$2,442	$2,495

Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$73	$101	$141	$215
Forest Products Resins	59	56	114	102
Corporate and Other	(14)	(12)	(32)	(26)

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.
Three Months Ended June 30, 2013 vs. Three Months Ended June 30, 2012 Segment Results
Following is an analysis of the percentage change in sales by segment from the three months ended June 30, 2012 to the three months ended June 30, 2013:

	Volume	Price/Mix	Currency Translation	Scope Changes	Total
Epoxy, Phenolic and Coating Resins	5%	(5)%	—%	—%	—%
Forest Products Resins (2)	1%	3%	(1)%	(6)%	(3)%

(2)	Scope changes represents the closure of a production facility in our European forest products resins business and the sale of two facilities in the Asia Pacific region.
Epoxy, Phenolic and Coating Resins
Net sales in the second quarter of 2013 increased by $3 when compared to the second quarter of 2012. Higher volumes positively impacted net sales by $39, which were primarily driven by increased demand within our oil field business as a result of key customer wins. These increases were partially offset by volume decreases in our base epoxy business driven by decreases in demand, primarily in the European region. Pricing had a negative impact of $38, which was driven by pricing decreases in our oil field and base epoxy businesses due to competitive pricing pressures. Foreign exchange translation positively impacted net sales by $2, primarily due to the weakening of the U.S. dollar against the euro in the second quarter of 2013 compared to the second quarter of 2012.
Segment EBITDA in the second quarter of 2013 decreased by $28 to $73 compared to the second quarter of 2012. The decrease is primarily due to margin compression in certain businesses, as well as idling and decreased production volumes due to planned maintenance, which resulted in overhead costs being expensed during the idling period.

Forest Products Resins
Net sales in the second quarter of 2013 decreased by $12, or 3%, when compared to the second quarter of 2012. Higher volumes positively impacted sales by $3, driven primarily by increases in our North American forest products resins business, which were primarily driven by increases in U.S. housing construction activity, as well as increases in our Latin American forest products resins business driven by increases in the housing construction, furniture and industrial markets in this region. The closure of a production facility in our European forest products resins business in the third quarter of 2012 and the sale of two facilities in the Asia Pacific region in the second quarter of 2012 contributed $29 to the overall decrease. Raw material price increases passed through to customers led to pricing increases of $18. Foreign exchange translation negatively impacted net sales by $4, primarily due to the strengthening of the U.S. dollar against the Brazilian real in the second quarter of 2013 compared to the second quarter of 2012.
Segment EBITDA in the second quarter of 2013 increased by $3 to $59 compared to the second quarter of 2012. Segment EBITDA increases were driven by cost control and productivity initiatives, as well as favorable product mix.
Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions, unallocated foreign exchange gains and losses and legacy company costs not allocated to continuing segments. Corporate and Other charges increased by $2 to $14 compared to the second quarter of 2012, primarily due to increased costs related to pension and postretirement benefits, which were driven by decreases in interest rates.
Six Months Ended June 30, 2013 vs. Six Months Ended June 30, 2012 Segment Results
Following is an analysis of the percentage change in sales by segment from the six months ended June 30, 2012 to the six months ended June 30, 2013:

	Volume	Price/Mix	Currency Translation	Scope Changes	Total
Epoxy, Phenolic and Coating Resins	—%	(2)%	—%	—%	(2)%
Forest Products Resins (1)	—%	5%	(1)%	(7)%	(3)%

(1)	Scope changes represents the closure of a production facility in our European forest products resins business and the sale of two facilities in the Asia Pacific region.
Epoxy, Phenolic and Coating Resins
Net sales in the first half of 2013 decreased by $26, or 2%, when compared to the first half of 2012. Higher volumes positively impacted sales by $5. This increase was primarily driven by increased demand within our oil field business as a result of key customer wins. These increases were partially offset by volume decreases in our phenolic specialty resins and epoxy businesses, due to decreased industrial demand, primarily in the European region. Pricing had a negative impact of $38, which was driven by pricing decreases in our oil field and base epoxy businesses due to competitive pricing pressures. Foreign exchange translation positively impacted net sales by $7, primarily due to the weakening of the U.S. dollar against the euro in the first half of 2013 compared to the first half of 2012.
Segment EBITDA in the first half of 2013 decreased by $74 to $141 compared to the first half of 2012. The decrease is primarily due to margin compression in certain businesses, as well as idling and decreased production volumes due to planned maintenance, which resulted in overhead costs being expensed during the idling period.
Forest Products Resins
Net sales in the first half of 2013 decreased by $27, or 3%, when compared to the first half of 2012. Higher volumes positively impacted sales by $4, driven primarily by increases in our North American forest products resins business, which were primarily driven by increases in U.S. housing construction activity, as well as increases in our Latin American forest products resins business driven by increases in the housing construction, furniture and industrial markets in this region. The closure of a production facility in our European forest products resins business in the third quarter of 2012 and the sale of two facilities in the Asia Pacific region in the second quarter of 2012 contributed $62 to the overall decrease. Raw material price increases passed through to customers led to pricing increases of $42. Foreign exchange translation negatively impacted net sales by $11, primarily due to the strengthening of the U.S. dollar against the Brazilian real in the first half of 2013 compared to the first half of 2012.
Segment EBITDA in the first half of 2013 increased by $12 to $114 compared to the first half of 2012. Segment EBITDA increases were driven by cost control and productivity initiatives, as well as favorable product mix.
Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions, unallocated foreign exchange gains and losses and legacy company costs not allocated to continuing segments. Corporate and Other charges increased by $6 to $32 compared to the first half of 2012, primarily due to increased costs related to pension and postretirement benefits, which were driven by decreases in interest rates.

Reconciliation of Segment EBITDA to Net (Loss) Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$73	$101	$141	$215
Forest Products Resins	59	56	114	102
Corporate and Other	(14)	(12)	(32)	(26)

Reconciliation:
Items not included in Segment EBITDA
Asset impairments	(7)	—	(7)	(23)
Business realignment costs	(2)	(3)	(11)	(18)
Integration costs	(2)	(1)	(5)	(6)
Other	(15)	(3)	(26)	(21)
Total adjustments	(26)	(7)	(49)	(68)
Interest expense, net	(76)	(67)	(150)	(132)
Loss on extinguishment of debt	—	—	(6)	—
Income tax (expense) benefit	(6)	(4)	26	(2)
Depreciation and amortization	(38)	(39)	(76)	(77)
Net (loss) income	$(28)	$28	$(32)	$12
 Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses. For the three and six months ended June 30, 2013, these items primarily include expenses from retention programs and unrealized foreign exchange transaction losses. For the three and six months ended June 30, 2012, these items primarily include stock-based compensation expense, accelerated depreciation recorded on closing facilities, net realized and unrealized foreign exchange transaction gains and losses and losses on the disposal of assets.
Business realignment costs for the three and six months ended June 30, 2013 primarily relate to expenses from minor restructuring programs and costs for environmental remediation at certain formerly owned locations. Business realignment costs for the three and six months ended June 30, 2012 primarily include expenses from the restructuring and cost optimization programs implemented in early 2012. Integration costs for the three and six months ended June 30, 2013 and 2012 primarily represent integrations costs associated with the Momentive Combination.
Liquidity and Capital Resources
Sources and Uses of Cash
We are a highly leveraged company. Our primary sources of liquidity are cash flows generated from operations and availability under our ABL Facility. Our primary liquidity requirements are interest, working capital and capital expenditures.

At June 30, 2013, we had $3,783 of unaffiliated debt, including $78 of short-term debt and capital lease maturities. In addition, at June 30, 2013, we had $768 in liquidity consisting of the following:

•	$332 of unrestricted cash and cash equivalents;

•	$368 of borrowings available under our ABL Facility ($400 borrowing base, less $32 of outstanding letters of credit); and

•	$68 of borrowings available under credit facilities at certain international subsidiaries
We do not believe there is any risk to funding our liquidity requirements in any particular jurisdiction.
Our net working capital (defined as accounts receivable and inventories less accounts payable) at June 30, 2013 and December 31, 2012 was $576 and $476, respectively. A summary of the components of our net working capital as of June 30, 2013 and December 31, 2012 is as follows:

	June 30, 2013	% of LTM Net Sales	December 31, 2012	% of LTM Net Sales
Accounts receivable	$675	14%	$527	11%
Inventories	430	9%	367	8%
Accounts payable	(529)	(11)%	(418)	(9)%
Net working capital	$576	12%	$476	10%

The increase in net working capital of $100 from December 31, 2012 was a result of the increase in sequential quarter volumes due to the impacts of seasonality, which drove increases in accounts receivable and inventory, and was partially offset by increases in accounts payable, driven by the same factors. Despite the overall increase in net working capital we continue to aggressively manage inventory levels, as evidenced by the fact that our inventory as a percentage of sales increased only slightly as compared to December 31, 2012. To minimize the impact of net working capital on cash flows, we continue to review inventory safety stock levels, focus on receivable collections by offering incentives to customers to encourage early payment or accelerating receipts through the sale of receivables and negotiate with vendors to contractually extend payment terms whenever possible.
During the first half of 2013 and at June 30, 2013 there were no outstanding borrowings under the ABL Facility.
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
Short-term Outlook
During the remainder of 2013, we expect net working capital to increase, primarily driven by moderate increases in volumes and raw material price inflation. Given our strong liquidity at the outset of 2013, coupled with the 2013 Refinancing Transactions, we feel that we are favorably positioned to maintain adequate liquidity throughout 2013 and the foreseeable future to fund our ongoing operations, cash debt service obligations and any additional investment in net working capital. As a result of the 2013 Refinancing Transactions, we have extended our debt maturity profile and fixed the interest rate on 97% of our outstanding debt, thus significantly decreasing our exposure to interest rate risk.
We continue to review possible sales of certain non-core assets, which would further increase our liquidity. Opportunities for these sales could depend to some degree on improvement in the credit markets. If the global economic environment begins to weaken again or remains slow for an extended period of time our liquidity, future results of operations and flexibility to execute liquidity enhancing actions could be negatively impacted. Total capital expenditures in 2013 are expected to be approximately $150.
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
Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
	2013	2012
Sources (uses) of cash:
Operating activities	$(65)	$(10)
Investing activities	(59)	(50)
Financing activities	60	(36)
Effect of exchange rates on cash flow	(5)	2
Net decrease in cash and cash equivalents	$(69)	$(94)

Operating Activities
In the first half of 2013, operations used $65 of cash. Net loss of $32 included $23 of net non-cash expense items, of which $76 was for depreciation and amortization, $6 was for loss on extinguishment of debt and $7 was for non-cash asset impairments. These items were partially offset by $41 of deferred tax benefit and $26 of unrealized foreign currency gains. Working capital (defined as accounts receivable and inventories less accounts payable) used $110, which was driven by increases in accounts receivable and inventory due to sequential sales volume increases, which were partially offset by increases in accounts payable, driven by the same factors. Changes in other assets and liabilities and income taxes payable provided $54 due to the timing of when items were expensed versus paid, which primarily included interest expense, employee retention programs, pension plan contributions and taxes.
In the first half of 2012, operations used $10 of cash. Net income of $12 included $113 of net non-cash expense items, of which $77 was for depreciation and amortization, $30 was for non-cash asset impairments and accelerated depreciation and $15 was for unrealized foreign currency losses. These items were partially offset by $12 of deferred tax benefit. Working capital used $115, which was driven by increases in accounts receivable and inventory due to sequential sales volume increases and increased sales pricing driven by raw material price increases. These increases were partially offset by increases in accounts payable, driven by the same factors. Changes in other assets and liabilities and income taxes payable used $20 due to the timing of when items were expensed versus paid, which primarily included interest expense, employee retention programs, taxes and restructuring expenses.
Investing Activities
In the first half of 2013, investing activities used $59. We spent $61 for capital expenditures (including capitalized interest), which primarily related to plant expansions, improvements and maintenance related capital expenditures. We also used $15 of restricted cash to purchase an interest in an unconsolidated joint venture.
In the first half of 2012, investing activities used $50. We spent $58 for capital expenditures, which primarily related to plant expansions, improvements and maintenance related capital expenditures. We also generated $9 from the sale of certain assets and $2 of proceeds from matured debt securities. Additionally, we extended loans of $3 to unconsolidated affiliates.
Financing Activities
In the first half of 2013, financing activities provided $60. Net long-term debt borrowings of $87 primarily consisted of proceeds of $1,108 ($1,100 plus a premium of $8) from the issuance of 6.625% First-Priority Senior Secured Notes due 2020, which was partially offset by the paydown of approximately $910 of term loans under our senior secured credit facilities and the purchase and discharge of $120 of our Floating Rate Second-Priority Senior Secured Notes due 2014, all as a result of the 2013 Refinancing Transactions. We also paid $36 of financing fees related to these transactions.
In the first half of 2012, financing activities used $36. This consisted of net long-term debt repayments of $22 and credit facility fees of $13 as a result of the refinancing transactions in March 2012. Net short term debt repayments were $15. We also received $16 of the remaining proceeds from our parent as a result of the issuance of preferred units and warrants to purchase common units of Momentive Holdings to affiliates of Apollo in December 2011.
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
As indicated above, our new ABL Facility, which is subject to a borrowing base, replaced our senior secured credit facilities in March 2013. The ABL Facility does not have any financial maintenance covenant other than a minimum fixed charge coverage ratio of 1.0 to 1.0 that would only apply if our availability under the ABL Facility at any time is less than the greater of (a) $40 and (b) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time. The fixed charge coverage ratio under the credit agreement governing the ABL Facility is generally defined as the ratio of (a) Adjusted EBITDA minus non-financed capital expenditures and cash taxes to (b) debt service plus cash interest expense plus certain restricted payments, each measured on an LTM basis. At June 30, 2013, our availability under the ABL Facility exceeded the minimum requirements, as did our fixed charge coverage ratio.

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
As of June 30, 2013, we were in compliance with all covenants that govern the ABL Facility. We believe that a default under the ABL Facility is not reasonably likely to occur.
Reconciliation of Net Income to Adjusted EBITDA
The following table reconciles net income to EBITDA and Adjusted EBITDA as calculated under certain of our indentures for the period presented:

June 30, 2013
LTM Period
Net income	$280
Income tax benefit	(393)
Interest expense, net	281
Loss on extinguishment of debt	6
Depreciation and amortization	152
EBITDA	326
Adjustments to EBITDA:
Asset impairments	7
Business realignments (1)	28
Integration costs (2)	10
Other (3)	66
Cost reduction programs savings (4)	5
Savings from Shared Services Agreement(5)	6
Adjusted EBITDA	$448
Pro forma fixed charges (6)	$296
Ratio of Adjusted EBITDA to Fixed Charges (7)	1.51

(1)	Represents headcount reduction expenses and plant rationalization costs related to cost reduction programs and other costs associated with business realignments.

(2)	Primarily represents integration costs associated with the Momentive Combination.

(3)
Primarily includes pension expense related to formerly owned businesses, business optimization expenses, management fees, retention program costs, stock-based compensation, accelerated depreciation on closing facilities and realized and unrealized foreign exchange and derivative activity.

(4)	Represents pro forma impact of in-process cost reduction programs savings.

(5)	Primarily represents pro forma impact of expected savings from the Shared Services Agreement with MPM in conjunction with the Momentive Combination.

(6)	Reflects pro forma interest expense based on interest rates at June 30, 2013, as if the 2013 Refinancing Transactions had taken place at the beginning of the period.

(7)
The Company’s ability to incur additional indebtedness, among other actions, is restricted under the indentures governing certain notes, unless the Company has an Adjusted EBITDA to Fixed Charges ratio of 2.0 to 1.0. As of June 30, 2013, we did not satisfy this test. As a result, we are subject to restrictions on our ability to incur additional indebtedness and to make investments; however, there are exceptions to these restrictions, including exceptions that permit indebtedness under our ABL Facility (available borrowings of which were $368 at June 30, 2013).

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
There have been no material developments during the first six months of 2013 on the matters we have previously disclosed about quantitative and qualitative market risk in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.	Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we, under the supervision and with the participation of our Disclosure Committee and our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.
Changes in Internal Controls
There have been no changes in the Company’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Item 1.	Legal Proceedings
There have been no other material developments during the second quarter of 2013 in any of the ongoing legal proceedings that are included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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
Due to ongoing worldwide economic volatility and uncertainty, the short-term outlook for our business is difficult to predict. We expect the continued volatility in the global financial markets, the ongoing debt crisis in Europe and lack of consumer confidence will continue to lead to stagnant demand for many of our products within both of our reportable segments during the remainder of 2013. However, we expect overall volumes to be moderately higher in the second half of 2013 as compared to the same period in 2012 due to the expected growth within the U.S. housing and Latin American construction markets, as well as key customer wins and slightly higher demand for products in certain of our businesses.
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
Because of certain government public health agencies’ concerns regarding the potential for adverse human health effects, formaldehyde is a regulated chemical and public health agencies continue to evaluate its safety. In 2004, a division of the World Health Organization, the International Agency for Research on Cancer, or IARC, based on an alleged stronger relationship with nasopharyngeal cancer ("NPC"), reclassified formaldehyde as “carcinogenic to humans,” a higher classification than set forth in previous IARC evaluations. In 2009, the IARC determined that there is sufficient evidence in humans of a causal association between formaldehyde exposure and leukemia. In 2011, the National Toxicology Program within the U.S. Department of Health and Human Services, or NTP, issued its 12th Report on Carcinogens, or RoC, which lists formaldehyde as “known to be a human carcinogen.” This NTP listing was based, in part, upon certain studies reporting an increased risk of certain types of cancers, including myeloid leukemia, in individuals with higher measures of formaldehyde exposure (exposure level or duration). The USEPA is considering regulatory options for setting limits on formaldehyde emissions from composite wood products that use formaldehyde-based adhesives. The USEPA, under its Integrated Risk Information System, or IRIS, released a draft of its toxicological review of formaldehyde in 2010. This draft review states that formaldehyde meets the criteria to be described as “carcinogenic to humans” by the inhalation route of exposure based upon evidence of causal links to certain cancers, including leukemia. The National Academy of Sciences, or NAS, was requested by the USEPA to serve as the external peer review body for the draft review. The NAS reviewed the draft IRIS toxicological review and issued a report in April 2011 that criticized the draft IRIS toxicological review and stated that the methodologies and the underlying science used in the draft IRIS review did not clearly support a conclusion of a causal link between formaldehyde exposure and leukemia. It is possible that

USEPA may revise its draft IRIS toxicological review to reflect the NAS findings, including the conclusions regarding a causal link between formaldehyde exposure and leukemia. In December 2011, the conference report for the FY 2012 Omnibus Appropriations bill included a provision directing HHS to refer the NTP 12th RoC file for formaldehyde to the NAS for further review. It is possible, once the NAS review of the NTP 12th RoC formaldehyde file is completed (scheduled for completion in August 2014), the NTP listing of formaldehyde may need to be reassessed by the NTP based on the recommendations in the NAS report. As a result, the list may need to be changed. According to NTP, a listing in the RoC indicates a potential hazard and does not assess cancer risks to individuals associated with exposures in their daily lives. However, the 12th ROC listing, as it exists now, could have material adverse effects on our business. In October 2011, the European Chemical Agency (“ECHA”) publicly released for comment the “Proposal for Harmonized Classification and Labelling Based on Regulation (EC) No 1272/2008 (C.I.P. Regulation), Annex VI, Part 2, Substance Name: FORMALDEHYDE Version Number 2, Date: 28 September 2011.” The French Member State Competent Authorities (“MSCA”) proposed that formaldehyde be reclassified as a Category 1A Carcinogen and Category 2 Mutagen based upon their review of the available evidence. The proposal cited a relationship to NPC. NPC is a rare cancer of the upper respiratory tract. Following a review of the proposal, the Risk Assessment Committee of ECHA, which is made up of representatives from all EU member states, determined that there was sufficient evidence to justify the classification of formaldehyde as a Category 2 Mutagen, but that the evidence reviewed only supported the classification of formaldehyde as a Category 1B Carcinogen (described by the applicable EU regulation as “presumed to have carcinogenic potential for humans, classification is largely based on animal evidence”) rather than as a Category 1A Carcinogen (described as “known to have carcinogenic potential for humans, classification is largely based on human evidence”) as proposed by France. ECHA will forward the recommendation to the European Commission, which could adopt the classification. It is possible that new regulatory requirements could be promulgated to limit human exposure to formaldehyde, that we could incur substantial additional costs to meet any such regulatory requirements, and that there could be a reduction in demand for our formaldehyde-based products. These additional costs and reduced demand could have a material adverse effect on our operations and profitability.
Bis-phenol A (“BPA”), which is manufactured and used as an intermediate at our Deer Park, Texas and Pernis, Netherlands manufacturing facilities, and is also sold directly to third parties, is currently under evaluation as an “endocrine disrupter.” Endocrine disrupters are chemicals that have been alleged to interact with the endocrine systems of human beings and wildlife and disrupt their normal biological processes. BPA continues to be subject to scientific, regulatory and legislative review and negative media attention. Several significant reviews on the safety of BPA were performed by prestigious regulatory and scientific bodies around the globe. These include the World Health Organization, U.S. Food and Drug Administration (“FDA”), European Food Safety Authority, Japanese Research Institute of Science for Safety and Sustainability, The German Society of Toxicology and Health Canada. The FDA's assessment is that the scientific evidence at this time does not suggest that the very low levels of human exposure to BPA are unsafe. The FDA is actively engaged in the scientific and regulatory review of BPA and has determined that BPA is safe as currently used in FDA-regulated products. In December 2012, France enacted a law that bans BPA in Food Containers by 2015. Per this new law, the production, import, export, and marketing of food packaging containing BPA in direct contact with food contents was banned as of January 1, 2013 for products intended for infants less than 3 years of age, and will be prohibited as of January 1, 2015 for all other consumer products. In January 2013, the California Environmental Protection Agency’s Office of Environmental Health Hazard Assessment (“OEHHA”) issued a notice of intent to list BPA under Proposition 65 as a reproductive toxicant. If listed, manufacturers, dealers, distributors and retailers of products containing BPA would be required to warn individuals prior to exposing them to BPA unless such exposures were shown to be less than a risk-based level (the maximum allowable dose level (“MADL”)). Concurrent with its proposed listing, the OEHHA proposed establishing an MADL for BPA. The American Chemistry Council has filed a lawsuit to challenging this proposed listing. On April 19, 2013, a California state court issued a preliminary injunction ordering OEHHA to remove BPA from the Proposition 65 list during the pendency of the lawsuit. OEHHA subsequently removed the listing and withdrew its MADL for BPA. The lawsuit is proceeding on the merits. Regulatory and legislative initiatives such as these would likely result in a reduction in demand for BPA and our products containing BPA and could also result in an increase in operating costs to meet more stringent regulations. Such increases in operating costs and/or reduction in demand could have a material adverse effect on our operations and profitability.
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
Scientists periodically conduct studies on the potential human health and environmental impacts of chemicals, including products we manufacture and sell. Also, nongovernmental advocacy organizations and individuals periodically issue public statements alleging human health and environmental impacts of chemicals, including products we manufacture and sell. Based upon such studies or public statements, our customers may elect to discontinue the purchase and use of our products, even in the absence of any government regulation. Such actions could significantly decrease the demand for our products and, accordingly, have a material adverse effect on our business, financial condition, cash flows and profitability. In July 2012, the FDA concluded that polycarbonate, a plastic resin made from BPA, was no longer being used in the manufacture of certain infant and toddler beverage containers and, accordingly, approved a petition from the American Chemistry Council to remove polycarbonate from the list of material approved for the use in the manufacture of such beverage containers. Abandonment of such uses of polycarbonate was due at least in part to adverse publicity alleging possible health effects on infants and toddlers of small amounts of BPA released from the polycarbonate. The FDA's authority to act on this petition was based solely on marketplace conditions. As noted by the FDA, their action is not based on any finding or conclusion that packaging containing BPA is unsafe. Although the FDA’s determination will not have a direct impact on our business, it could eventually result in a determination by some of our customers to discontinue or decrease the use of our products made from BPA.
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
We have achieved significant cost savings as a result of the Shared Services Agreement with MPM, and expect additional cost savings from our other strategic initiatives. If the Shared Services Agreement is terminated, or we are unable to achieve cost savings from our other strategic initiatives, it could have a negative effect on our business operations, results of operations, and financial condition.
In connection with the closing of the Momentive Combination, we entered into the Shared Services Agreement with MPM, as amended on March 17, 2011, pursuant to which we provide to MPM and MPM provides to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. We have realized significant cost savings under the Shared Service Agreement, including savings related to shared services and logistics optimization, best-of-source contractual terms, procurement savings, regional site rationalization, administrative and overhead savings. The Shared Services Agreement is subject to termination by either MPM (or us), without cause, on not less than thirty days prior written notice, subject to a one year transition assistance period, and expires in October 2015 (subject to one-year renewals every year thereafter, absent contrary notice from either party). If the Shared Services Agreement is terminated, it could have a negative effect on our business operations, results of operations, and financial condition, as we would need to replace the services being provided by MPM, and would lose the benefits being generated under the agreement at the time.
Furthermore, we have not yet realized all of the cost savings and synergies we expect to achieve from our other strategic initiatives. A variety of risks could cause us not to realize the expected cost savings and synergies, including but not limited to, higher than expected severance costs related to staff reductions; higher than expected retention costs for employees that will be retained; higher than expected stand-alone overhead expenses; delays in the anticipated timing of activities related to our cost-saving plan; and other unexpected costs associated with operating our business.
In addition, while we have been successful in reducing costs and generating savings, factors may arise that may not allow us to sustain our current cost structure. As market and economic conditions change, we may also launch other cost savings initiatives. To the extent we are permitted to include the pro forma impact of cost savings initiatives in the calculation of financial covenant ratios or incurrence tests under our ABL Facility or our indentures, our failure to realize such savings could impact our compliance with such covenants or tests.
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
We have substantial consolidated indebtedness. As of June 30, 2013, we had approximately $3.8 billion of consolidated outstanding indebtedness, including payments due within the next twelve months and short-term borrowings. In addition, we had a $400 undrawn revolver under our ABL Facility, subject to a borrowing base. In 2013, our annualized cash interest expense is projected to be approximately $296 based on consolidated indebtedness and interest rates at June 30, 2013, of which $290 represents cash interest expense on fixed-rate obligations, including variable rate debt subject to interest rate swap agreements.
As of June 30, 2013, approximately $100, or 3%, of our borrowings are at variable interest rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same. Assuming our consolidated variable interest rate indebtedness outstanding as of June 30, 2013 remains the same, an increase of 1% in the interest rates payable on our variable rate indebtedness would increase our annual estimated debt service requirements by approximately $1.
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
Availability under the ABL Facility is subject to a borrowing base based on a specified percentage of eligible accounts receivable and inventory. As of June 30, 2013, the borrowing base reflecting various required reserves was approximately $400, and our borrowing availability after factoring in outstanding letters of credit under the ABL Facility was $368. However, the borrowing base (including various reserves) will be updated on a monthly basis, so the actual borrowing base could be lower in the future. To the extent the borrowing base is lower than we expect, that could significantly impair our liquidity.
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
There were no defaults upon senior securities during the first six months of 2013.

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

MOMENTIVE SPECIALTY CHEMICALS INC.

Date:	August 13, 2013	/s/ William H. Carter
William H. Carter
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)