Form 10-K/A
period 2012-12-31
MOMENTIVE SPECIALTY CHEMICALS INC.
filed 2013-11-07
CIK 13239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
FORM 10-K/A
(AMENDMENT NO. 1)
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

Explanatory Note

Momentive Specialty Chemicals Inc. (“we”, “us,” or the “Company”) is filing this Amendment No. 1 to our Annual Report on Form 10-K (this “Amendment”) to amend and restate certain income tax reporting and associated disclosure items with respect to the consolidated financial statements as of and for the year ended December 31, 2012 included in our original Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Original Report”). The restatement resulted from an error the Company discovered during the third quarter of 2013 within the calculation of the valuation allowance on deferred tax assets related to our Netherlands subsidiary as of December 31, 2012. The error did not impact the financial statements for the years ended December 31, 2011 and 2010 or for any periods included in our quarterly reports on Form 10-Q for the quarters ended September 30, 2012, June 30, 2012 or March 31, 2012 because the recording of the valuation allowance happened in the fourth quarter of 2012.
We also determined that a control deficiency existed as of December 31, 2012 regarding how we prepare and review the calculation of the valuation allowance recorded for certain of our deferred tax assets, which led to an error in the calculation of such valuation allowance. Specifically, the review of the calculation did not consider, under the guidance for accounting for income taxes, all relevant facts and circumstances present, within the calculation of the resulting valuation allowances and gave rise to these restatements, and that this constituted a material weakness in our internal control over financial reporting. Accordingly, we have re-evaluated our disclosure controls and procedures and management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012 in light of this material weakness and have concluded that they were not effective.
In response to the identification of the material weakness, in the fourth quarter of 2013 management plans to take actions to remediate its internal controls over the preparation and review of the calculation of valuation allowances recorded for deferred tax assets. See Item 9A - Controls and Procedures in Part II of this Amendment for additional information.

In this Amendment management has also revised the financial statements for the years ended December 31, 2011 and 2010 for the impact of other previously disclosed immaterial errors.
For the convenience of the reader, this Amendment sets forth the entire Original Report. However, this Amendment amends and restates only Item 1A of Part I, Items 6, 7, 8 and 9A of Part II and Part IV of the Original Report. The other Items are not being amended. Except as described in this Explanatory Note, this Amendment does not modify or update the disclosures in our Original Report. Therefore, this Amendment does not reflect any other events that occurred after the original April 1, 2013 filing date of the Original Report.
Forward-looking statements in this Amendment have also not been updated from the Original Report that we filed on April 1, 2013. For updated information, please see the reports that we have filed with the SEC for subsequent periods.

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
We have identified a material weakness in our internal controls that existed at December 31, 2012. If the material weakness is not remediated prior to December 31, 2013 or if we fail to establish and maintain an effective internal control environment, our ability to both timely and accurately report our financial results could be adversely affected.
Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to conduct a comprehensive evaluation of their internal control over financial reporting. To comply with this statute, each year we are required to document and test our internal control over financial reporting; our management is required to assess and issue a report concerning our internal control over financial reporting; and our independent registered public accounting firm is required to report on the effectiveness of our internal control over financial reporting.

Management had previously concluded that we maintained effective internal control over financial reporting as of December 31, 2012. However, during the third quarter of 2013, management identified control deficiencies related to the calculation of the valuation allowance on deferred tax assets related to the Company’s Netherlands subsidiary that existed at December 31, 2012 which have been determined to be a material weakness in our internal control over financial reporting, and concluded that the previously issued financial statements should be restated. See the restatement discussed under the heading “Restatement of Previously Issued Financial Statements” in Note 1 to the consolidated financial statements included in “Part II - Item 8. Financial Statements and Supplemental Data” of this Annual Report on Form 10-K. Accordingly, management has now concluded that our internal control over financial reporting was not effective as of that date and that, as a result, our controls and procedures were not effective at December 31, 2012.
The existence of one or more material weaknesses has resulted in, and could continue to result in, errors in our financial statements, and substantial costs and resources may be required to rectify these errors or other internal control deficiencies and may cause us to incur other costs, including potential legal expenses. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, and we may be unable to obtain additional financing to operate and expand our business and our business and financial condition could be harmed.
Although we believe we are taking appropriate actions to remediate the control deficiencies we identified and to strengthen our internal control over financial reporting, we cannot assure you that the measures we have taken to date or any measures we may take in the future will be sufficient to remediate the material weakness described above or avoid potential future material weaknesses.
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

	Year ended December 31,
	2012 (1)	2011	2010	2009	2008
	(dollars in millions, except per share data)
Statements of Operations:
Net sales	$4,756	$5,207	$4,597	$3,549	$5,390
Cost of sales	4,160	4,473	3,866	3,077	4,807
Gross profit	596	734	731	472	583
Selling, general and administrative expense	322	335	332	305	369
Terminated merger and settlement (income) expense, net (2)	—	—	(171)	(62)	1,027
Asset impairments	23	32	—	49	8
Business realignment costs	35	15	20	37	32
Other operating expense (income), net	11	(15)	6	7	9
Operating income (loss)	205	367	544	136	(862)
Interest expense, net	263	262	276	223	303
Loss (gain) on extinguishment of debt	—	—	30	(224)	—
Other non-operating (income) expense, net	(1)	3	(4)	—	6
(Loss) income from continuing operations before income tax and earnings from unconsolidated entities	(57)	102	242	137	(1,171)
Income tax (benefit) expense	(384)	3	35	(8)	(16)
Income (loss) from continuing operations before earnings from unconsolidated entities	327	99	207	145	(1,155)
Earnings from unconsolidated entities, net of taxes	19	16	8	2	2
Net income (loss) from continuing operations	346	115	215	147	(1,153)
Net income (loss) from discontinued operations, net of taxes (3)	—	2	(3)	(30)	(32)
Net income (loss)	346	117	212	117	(1,185)
Net income attributable to noncontrolling interest	—	—	—	(3)	(5)
Net income (loss) attributable to Momentive Specialty Chemicals Inc.	$346	$117	$212	$114	$(1,190)
Dividends declared per common share	$0.04	$0.02	$—	$—	$—
Cash Flows provided by (used in):
Operating activities	$177	$171	$51	$355	$(632)
Investing activities	(138)	33	(105)	(132)	(134)
Financing activities	(59)	57	97	(222)	706
Balance Sheet Data (at end of period):
Cash and cash equivalents	$419	$419	$166	$122	$117
Short-term investments	5	7	6	10	7
Working capital (4)	669	682	551	291	483
Total assets	3,337	3,093	3,116	2,953	3,180
Total long-term debt	3,419	3,420	3,588	3,424	3,743
Total net debt (5)	3,071	3,113	3,500	3,374	3,729
Total liabilities	4,635	4,861	5,137	5,002	5,359
Total deficit	(1,298)	(1,768)	(2,021)	(2,049)	(2,179)

(1)	As Restated - see Note 1 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

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

(3)	Net income (loss) from discontinued operations reflects the results of our IAR Business and CCR Business.

(4)
Working capital is defined as current assets less current liabilities. As of December 31, 2010, 2009 and 2008, the assets and liabilities of the IAR Business and CCR Business totaling $184, $165 and $230, respectively, have been classified as current.

(5)	Net debt is defined as long-term debt plus short-term debt less cash and cash equivalents and short-term investments.

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

Results of Operations
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in millions)	2012 (1)	2011	2010
Net sales	$4,756	$5,207	$4,597
Cost of sales	4,160	4,473	3,866
Gross profit	596	734	731
Gross profit as a percentage of net sales	13%	14%	16%
Selling, general and administrative expense	322	335	332
Terminated merger and settlement income, net	—	—	(171)
Asset impairments	23	32	—
Business realignment costs	35	15	20
Other operating expense (income), net	11	(15)	6
Operating income	205	367	544
Operating income as a percentage of net sales	4%	7%	12%
Interest expense, net	263	262	276
Loss on extinguishment of debt	—	—	30
Other non-operating (income) expense, net	(1)	3	(4)
Total non-operating expense	262	265	302
(Loss) income before income tax and earnings from unconsolidated entities	(57)	102	242
Income tax (benefit) expense	(384)	3	35
Income before earnings from unconsolidated entities	327	99	207
Earnings from unconsolidated entities, net of taxes	19	16	8
Net income from continuing operations	346	115	215
Net income (loss) from discontinued operations, net of taxes	—	2	(3)
Net income	$346	$117	$212

(1)	As Restated - see Note 1 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
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

Operating Income
In 2012, operating income decreased by $162 compared with 2011. The decrease was partially due to the $138 decrease in gross profit discussed above. Selling, general and administrative expense decreased by $13 due to lower project and transaction costs, as well as functional cost savings realized from the Momentive Combination. Asset impairments decreased by $9 compared to 2011. In 2012, we recorded asset impairments of $23 as a result of the likelihood that certain assets would be sold before the end of their estimated useful lives and continued competitive pressures. In 2011, we recorded asset impairments of $32 as a result of the loss of a customer that went out of business, continued competitive pressures and the likelihood that certain assets would be sold before the end of their estimated useful lives. Business realignment costs increased by $20 due primarily to severance costs associated with newly implemented restructuring and cost reduction programs. Other operating expense, net increased by $26 due primarily to a $21 gain recognized in 2011 on the termination of an operator agreement with a customer, which did not recur in 2012. The increase was also driven by losses on the sale of certain assets during 2012, as well as an $8 charge related to the resolution of a pricing dispute with HAI, an unconsolidated joint venture, during 2012. These increases were partially offset by higher unrealized foreign currency exchange transaction gains in 2012, as compared to 2011.
In 2011, operating income decreased by $177, compared with 2010. The primary driver of the decrease was the absence of $171 of terminated merger and settlement income, net, recognized in 2010 as a result of the push-down income recorded by us in 2010 related to insurance recoveries associated with previous legal settlements. Business realignment costs decreased by $5 due to the reduction in productivity program costs in 2011, but was offset by an increase in selling, general and administrative expense of $3 due primarily to higher integration costs as a result of the Momentive Combination. As a percentage of sales, selling, general and administrative expense decreased due to the positive impacts of savings realized from the Momentive Combination. In addition, in 2011, we recorded asset impairments of $32, as a result of the loss of a customer that went out of business, continued competitive pressures and the likelihood that certain assets would be sold before the end of their estimated useful lives. These decreases were partially offset by a $21 gain recognized related to a compensation payment received by us from a customer as consideration to terminate an operator agreement, as well as the slight increase in gross profit discussed above.
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
Income Tax (Benefit) Expense
In 2012, income tax expense decreased by $387 compared to 2011, primarily due to the release of a significant portion of the U.S. valuation allowance. The reversal of the U.S. valuation allowance was the result of a trend of significant U.S. taxable income starting in tax year 2009 due to improvements in the U.S. business.
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
Reconciliation of Segment EBITDA to Net Income:

	Year Ended December 31,
	2012 (1)	2011	2010
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$337	$506	$491
Forest Products Resins	201	180	177
Corporate and Other	(48)	(51)	(61)

Reconciliation:
Items not included in Segment EBITDA
Terminated merger and settlement income	—	—	171
Asset impairments and other non-cash charges	(54)	(41)	(8)
Business realignment costs	(35)	(15)	(20)
Integration costs	(12)	(19)	—
Net income (loss) from discontinued operations	—	2	(3)
Other	(11)	(13)	(30)
Total adjustments	(112)	(86)	110
Loss on extinguishment of debt	—	—	(30)
Interest expense, net	(263)	(262)	(276)
Income tax benefit (expense)	384	(3)	(35)
Depreciation and amortization	(153)	(167)	(164)
Net income	$346	$117	$212

(1)	As Restated - see Note 1 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
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
Operating Activities
In 2012, operations provided $177 of cash. Net income of $346 included $186 of net non-cash income items, of which $394 was for a deferred tax benefit, and was partially offset by $153 of depreciation and amortization, as well as $31 of non-cash impairments and accelerated depreciation. Working capital (defined as accounts receivable and inventories less accounts payable) provided $69, which was driven by decreases in accounts receivable due to sales volume decreases and increased focus on receivables collections, as well as increases in accounts payable driven by the timing of when raw material purchases were accrued versus paid. Changes in other assets and liabilities and income taxes payable used $52 due to the timing of when items were expensed versus paid, which primarily included interest expense, employee retention programs, pension plan contributions, taxes and restructuring expenses.
In 2011, operations provided $171 of cash. Net income of $117 included $174 of net non-cash and non-operating expense items, of which $168 was for depreciation and amortization and $35 was for non-cash impairments and accelerated depreciation. Working capital used $39 due primarily to increased accounts receivable, which was due to increased sales pricing driven by raw material price increases, as well as a decrease in the amounts of receivables sold at the end of 2011 compared to the end of 2010. Changes in other assets and liabilities and taxes payable used $81 due to the payout of prior year incentive compensation programs and due to the timing of when items were expensed versus paid, which primarily included interest expense and pension plan contributions.
In 2010, operations provided $51 of cash. Net income of $212 included $41 of net non-cash and non-operating expense items, of which $172 was for depreciation and amortization and $30 was for the loss on extinguishment of debt, and was partially offset by the $163 non-cash pushdown of the recovery of 2008 owner expense. Working capital and changes in other assets and liabilities and income taxes payable used $202 due primarily to increased accounts receivable and inventory, which resulted from the higher sales volumes and increased pricing.
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

Reconciliation of Last Twelve Months Net Income to Adjusted EBITDA
The following table reconciles Net income to EBITDA and Adjusted EBITDA as calculated under certain of our indentures for the period presented:

Year Ended December 31, 2012
Net income	$346
Interest expense, net	263
Income tax benefit	(384)
Depreciation and amortization	153
EBITDA	378
Adjustments to EBITDA:
Asset impairments and other non-cash charges (1)	54
Business realignments (2)	35
Integration costs (3)	12
Other (4)	26
Cost reduction programs savings (5)	14
Savings from Shared Services Agreement (6)	11
Adjusted EBITDA	$530
Pro forma fixed charges (7)	$296
Ratio of Adjusted EBITDA to Fixed Charges (8)	1.79

(1)	Represents asset impairments, stock-based compensation, accelerated depreciation on closing facilities and unrealized foreign exchange and derivative activity.

(2)	Represents headcount reduction expenses and plant rationalization costs related to cost reduction programs and other costs associated with business realignments.

(3)	Primarily represents integration costs associated with the Momentive Combination.

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
Income Tax Assets and Liabilities and Related Valuation Allowances
At December 31, 2012 and 2011, we had valuation allowances of $122 and $432, respectively, against our deferred income tax assets. At December 31, 2012, we had a $57 valuation allowance against a portion of our U.S. state net operating losses and an $65 valuation allowance against a portion of our foreign net operating loss carryforwards, primarily in Germany and the Netherlands. At December 31, 2011, we had a $432 valuation allowance against all of our net federal and state deferred income tax assets, as well as a portion of our net foreign deferred income tax assets. The valuation allowances require an assessment of both negative and positive evidence, such as operating results during the most recent three-year period. This evidence is given more weight than our expectations of future profitability, which are inherently uncertain. Our losses in certain U.S. states and foreign operations in recent periods represented sufficient negative evidence to require a valuation allowance against a portion of our U.S. state and certain foreign deferred tax assets. We intend to maintain a valuation allowance against the net deferred income tax assets until sufficient positive evidence exists to support the realization of such assets.
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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MOMENTIVE SPECIALTY CHEMICALS INC.
CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	December 31, 2012	December 31, 2011
	(Restated, See Note 1)
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $18 and $3, respectively)	$419	$419
Short-term investments	5	7
Accounts receivable (net of allowance for doubtful accounts of $17 and $19, respectively)	527	592
Inventories:
Finished and in-process goods	262	254
Raw materials and supplies	105	103
Other current assets	81	72
Total current assets	1,399	1,447
Investment in unconsolidated entities	42	26
Deferred income taxes	360	4
Other assets, net	109	139
Property and equipment:
Land	90	88
Buildings	305	298
Machinery and equipment	2,384	2,300
	2,779	2,686
Less accumulated depreciation	(1,612)	(1,480)
	1,167	1,206
Goodwill (See Note 6)	169	167
Other intangible assets, net (See Note 6)	91	104
Total assets	$3,337	$3,093
Liabilities and Deficit
Current liabilities:
Accounts payable	$418	$381
Debt payable within one year (See Note 9)	76	117
Affiliated debt payable within one year (See Note 9)	—	2
Interest payable	63	61
Income taxes payable	4	15
Accrued payroll and incentive compensation	40	57
Other current liabilities	129	132
Total current liabilities	730	765
Long-term liabilities:
Long-term debt (See Note 9)	3,419	3,420
Long-term pension and post employment benefit obligations (See Note 12)	309	223
Deferred income taxes (See Note 15)	18	72
Other long-term liabilities	159	156
Advance from affiliates (See Note 5)	—	225
Total liabilities	4,635	4,861
Commitments and contingencies (See Notes 9 and 11)
Deficit
Common stock—$0.01 par value; 300,000,000 shares authorized, 170,605,906 issued and 82,556,847 outstanding at December 31, 2012 and 2011	1	1
Paid-in capital	752	533
Treasury stock, at cost—88,049,059 shares	(296)	(296)
Note receivable from parent	(24)	(24)
Accumulated other comprehensive (loss) income	(77)	17
Accumulated deficit	(1,654)	(2,000)
Total Momentive Specialty Chemicals Inc. shareholder’s deficit	(1,298)	(1,769)
Noncontrolling interest	—	1
Total deficit	(1,298)	(1,768)
Total liabilities and deficit	$3,337	$3,093
See Notes to Consolidated Financial Statements

MOMENTIVE SPECIALTY CHEMICALS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In millions)	2012	2011	2010
	(Restated, See Note 1)
Net sales	$4,756	$5,207	$4,597
Cost of sales	4,160	4,473	3,866
Gross profit	596	734	731
Selling, general and administrative expense	322	335	332
Terminated merger and settlement income, net (See Note 2)	—	—	(171)
Asset impairments (See Note 2)	23	32	—
Business realignment costs (See Note 2)	35	15	20
Other operating expense (income), net	11	(15)	6
Operating income	205	367	544
Interest expense, net	263	262	276
Loss on extinguishment of debt	—	—	30
Other non-operating (income) expense, net	(1)	3	(4)
(Loss) income from continuing operations before income tax and earnings from unconsolidated entities	(57)	102	242
Income tax (benefit) expense (See Note 15)	(384)	3	35
Income from continuing operations before earnings from unconsolidated entities	327	99	207
Earnings from unconsolidated entities, net of taxes	19	16	8
Net income from continuing operations	346	115	215
Net income (loss) from discontinued operations, net of taxes (See Note 3)	—	2	(3)
Net income	$346	$117	$212
See Notes to Consolidated Financial Statements

MOMENTIVE SPECIALTY CHEMICALS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In millions)	2012	2011	2010
	(Restated, See Note 1)
Net income	$346	$117	$212
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	13	(43)	(24)
Loss recognized from pension and postretirement benefits	(108)	(29)	(6)
Net gain from cash flow hedge activity	—	1	18
Other comprehensive loss	(95)	(71)	(12)
Comprehensive income	251	46	200
Comprehensive loss attributable to noncontrolling interest	1	—	1
Comprehensive income attributable to Momentive Specialty Chemicals Inc.	$252	$46	$201
See Notes to Consolidated Financial Statements

MOMENTIVE SPECIALTY CHEMICALS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2012	2011	2010
	(Restated, See Note 1)
Cash flows provided by operating activities
Net income	$346	$117	$212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	153	168	172
Loss on extinguishment of debt	—	—	30
Push-down of income recovered by shareholder (See Note 2)	—	—	(163)
Deferred tax benefit	(394)	(28)	(10)
Non-cash asset impairments and accelerated depreciation	31	35	—
Unrealized foreign currency losses (gains)	16	(1)	1
Other non-cash adjustments	8	—	11
Net change in assets and liabilities:
Accounts receivable	35	(43)	(142)
Inventories	(10)	18	(65)
Accounts payable	44	(14)	(16)
Income taxes payable	(6)	(1)	12
Other assets, current and non-current	43	(34)	(10)
Other liabilities, current and non-current	(89)	(46)	19
Net cash provided by operating activities	177	171	51
Cash flows (used in) provided by investing activities
Capital expenditures	(133)	(139)	(119)
Capitalized interest	—	(1)	(1)
Proceeds from sale of (purchases of) debt securities, net	2	(2)	4
Change in restricted cash	(15)	3	2
Deconsolidation of variable interest entities	—	—	(4)
Funds remitted to unconsolidated affiliates, net	(3)	(4)	(1)
Proceeds from sale of business, net of cash transferred	—	173	—
Proceeds from sale of assets	11	3	14
Net cash (used in) provided by investing activities	(138)	33	(105)
Cash flows (used in) provided by financing activities
Net short-term debt (repayments) borrowings	(7)	14	(7)
Borrowings of long-term debt	453	496	2,356
Repayments of long-term debt	(487)	(538)	(2,177)
Repayments of affiliated debt	(2)	—	(3)
Repayment of advance from affiliates (See Note 5)	(7)	(100)	—
Capital contribution from parent (See Note 5)	16	189	—
Long-term debt and credit facility financing fees	(14)	(2)	(72)
Common stock dividends paid	(11)	(2)	—
Net cash (used in) provided by financing activities	(59)	57	97
Effect of exchange rates on cash and cash equivalents	5	(5)	2
(Decrease) increase in cash and cash equivalents	(15)	256	45
Cash and cash equivalents (unrestricted) at beginning of year	416	160	115
Cash and cash equivalents (unrestricted) at end of year	$401	$416	$160
Supplemental disclosures of cash flow information
Cash paid for:
Interest, net	$250	$259	$235
Income taxes, net of cash refunds	17	24	36
Non-cash financing activity:
Non-cash capital contribution from parent (See Note 5)	$218	$—	$—
See Notes to Consolidated Financial Statements

MOMENTIVE SPECIALTY CHEMICALS INC.
CONSOLIDATED STATEMENTS OF DEFICIT
(Restated, See Note 1)

(In millions)	Common Stock	Paid-in Capital	Treasury Stock	Note Receivable From Parent	Accumulated Other Comprehensive Income (Loss) (a)	Accumulated Deficit	Total Momentive Specialty Chemicals Inc. Deficit	Non-controlling Interest	Total
Balance at December 31, 2009	$1	$485	$(296)	$(24)	$99	$(2,328)	$(2,063)	$14	$(2,049)
Net income	—	—	—	—	—	212	212	—	212
Other comprehensive loss	—	—	—	—	(11)	—	(11)	(1)	(12)
Push-down of income recovered by shareholder (See Note 2)	—	(163)	—	—	—	—	(163)	—	(163)
Impact of adoption of new accounting guidance for variable interest entities (See Note 2)	—	—	—	—	—	(1)	(1)	(10)	(11)
Stock-based compensation expense (See Note 14)	—	2	—	—	—	—	2	—	2
Balance at December 31, 2010	1	324	(296)	(24)	88	(2,117)	(2,024)	3	(2,021)
Net income	—	—	—	—	—	117	117	—	117
Other comprehensive loss	—	—	—	—	(71)	—	(71)	—	(71)
Divestiture of the IAR Business	—	—	—	—	—	—	—	(2)	(2)
Stock-based compensation expense (See Note 14)	—	7	—	—	—	—	7	—	7
Capital contribution from parent (See Note 5)	—	204	—	—	—	—	204	—	204
Distribution declared to parent ($0.02 per share)	—	(2)	—	—	—	—	(2)	—	(2)
Balance at December 31, 2011	1	533	(296)	(24)	17	(2,000)	(1,769)	1	(1,768)
Net income	—	—	—	—	—	346	346	—	346
Other comprehensive loss	—	—	—	—	(94)	—	(94)	(1)	(95)
Stock-based compensation expense (See Note 14)	—	4	—	—	—	—	4	—	4
Non-cash capital contribution from parent (See Note 5)	—	218	—	—	—	—	218	—	218
Distribution declared to parent ($0.04 per share)	—	(3)	—	—	—	—	(3)	—	(3)
Balance at December 31, 2012	$1	$752	$(296)	$(24)	$(77)	$(1,654)	$(1,298)	$—	$(1,298)

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
Restatement of Previously Issued Financial Statements
During the third quarter of 2013, the Company discovered an error in income tax (benefit) expense and related deferred income tax balances recorded in the Company’s Consolidated Statement of Operations for the year ended December 31, 2012 and the Company’s Consolidated Balance Sheet at December 31, 2012. The error related to the calculation of the valuation allowance on deferred tax assets related to the Company’s Netherlands subsidiary.
The following table summarizes the impact of the restatement on the balances originally reported in the Company’s Consolidated Financial Statements for the specified periods. The table also reflects adjustments to the balances originally reported in the Company’s Consolidated Financial Statements to correct for losses on the disposal of certain assets, as further discussed below:

Consolidated Balance Sheet:	As Previously Reported	Adjustments	As Restated
December 31, 2012
Deferred income taxes	$348	$12	$360
Total assets	3,325	12	3,337
Other long-term liabilities	166	(7)	159
Total liabilities	4,642	(7)	4,635
Accumulated deficit	(1,673)	19	(1,654)

Consolidated Statement of Operations:
Year ended December 31, 2012
Other operating expense, net	$14	$(3)	$11
Income tax benefit	(365)	(19)	(384)
Income from continuing operations before earnings from unconsolidated entities	305	22	327
Net income from continuing operations	324	22	346
Net income	324	22	346

Consolidated Statement of Comprehensive Income:	As Previously Reported	Adjustments	As Restated
Year ended December 31, 2012
Net income	$324	$22	$346
Comprehensive income	229	22	251
Comprehensive income attributable to Momentive Specialty Chemicals Inc.	230	22	252

Consolidated Statement of Cash Flows:
Year ended December 31, 2012
Net income	$324	$22	$346
Deferred tax benefit	(375)	(19)	(394)
Other non-cash adjustments	11	(3)	8

Consolidated Statement of Deficit:
Year ended December 31, 2012
Net income	$324	$22	$346
Accumulated deficit	(1,673)	19	(1,654)
Revision of Previously Issued Financial Statements
The Company revised the Consolidated Financial Statements for the years ended December 31, 2011 and 2010 to correct for losses on the disposal of certain assets, which were previously disclosed and recorded as an out of period error in the Company’s originally filed Consolidated Financial Statements for the year ended December 31, 2012. As a result of recording these revisions, the Company’s loss from continuing operations before income tax decreased by $3 and net income increased by $3 for the year ended December 31, 2012. Of the $3 decrease to loss from continuing operations before income tax, approximately $1 and $2 has been recorded in the years ended December 31, 2011 and 2010, respectively. Management does not believe these revisions are material to the Consolidated Financial Statements for the years ended December 31, 2012, 2011 or 2010. These adjustments are summarized in the table above.
Additionally, as disclosed in the Company’s originally filed Consolidated Financial Statements for the year ended December 31, 2012, the Company revised the Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010 to correct for the classification of dividends of $12 and $6, respectively, received from unconsolidated affiliates that were originally included in investing activities, but have now been properly classified in operating activities. The Company also revised the Consolidated Balance Sheet as of December 31, 2011 and the Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010 to correct for the classification of certain outstanding checks that were originally classified as “Accounts payable.” The amounts have now been properly classified as a reduction to “Cash and cash equivalents.” Management does not believe these revisions were material to the Company’s Consolidated Financial Statements. The impacts of correcting the financial statements for the specified periods are as follows:

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

Revision of Future Comparative Financial Statements
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
In 2012, as a result of market weakness and the loss of a customer, resulting in lower future cash flows associated with certain long-lived assets, the Company wrote-down long-lived assets with a carrying value of $22 to a fair value of $20, resulting in an impairment charge of $2 within its Forest Products Resins segment. These assets were valued using a discounted cash flow analysis based on assumptions that market participants would use and incorporated probability-weighted cash flows based on the likelihood of various possible scenarios. Significant unobservable inputs in the model included projected future cash flows, projected growth rates and discount rates associated with these long-

lived assets. Future projected cash flows and growth rates were derived from probability-weighted forecast models based upon budgets prepared by the Company’s management. These projected future cash flows were discounted using rates ranging from 2% to 10%.
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

15. Income Taxes
During 2012, the Company recognized a tax benefit of $384, primarily as a result of the release of a significant portion of the valuation allowance in the U.S. The Company continues to maintain a valuation allowance on certain state deferred tax assets, primarily a portion of its state net operating loss carryforwards of $57. In the opinion of management, it is more likely than not that these deferred tax assets will not be realized.
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
Income tax (benefit) expense detail for continuing operations for the years ended December 31, is as follows:

	2012	2011	2010
Current
Federal	$—	$—	$—
State and local	(2)	—	2
Foreign	12	30	45
Total current	10	30	47
Deferred
Federal	(365)	(2)	1
State and local	(8)	—	—
Foreign	(21)	(25)	(13)
Total deferred	(394)	(27)	(12)
Income tax (benefit) expense	$(384)	$3	$35
A reconciliation of the differences between income taxes for continuing operations that were computed at the federal statutory tax rate of 35% and provisions for income taxes for the years ended December 31 follows:

	2012	2011	2010
Income tax (benefit) expense computed at federal statutory tax rate	$(20)	$36	$85
State tax provision, net of federal benefits	—	1	—
Foreign tax rate differential	7	(4)	23
Foreign source (loss) income subject to U.S. taxation	(6)	(15)	25
Other income not deductible for tax	(14)	(6)	(69)
Decrease in the taxes due to changes in valuation allowance	(321)	(7)	(55)
Additional (benefit) tax on foreign unrepatriated earnings	(30)	(2)	1
Additional expense for uncertain tax positions	—	—	25
Changes in enacted tax rates	—	—	(1)
Adjustments of prior year estimates and other	—	—	1
Income tax (benefit) expense	$(384)	$3	$35
 The domestic and foreign components of the (loss) income from continuing operations before income taxes for the years ended December 31, is as follows:

	2012	2011	2010
Domestic	$64	$101	$297
Foreign	(121)	1	(55)
Total	$(57)	$102	$242

The tax effects of significant temporary differences and net operating loss and credit carryforwards, which comprise the deferred tax assets and liabilities at December 31, is as follows:

	2012	2011
Assets
Non-pension post-employment	$9	$8
Accrued and other expenses	72	77
Property, plant and equipment	4	3
Loss and credit carryforwards	588	522
Pension liabilities	66	35
Gross deferred tax assets	739	645
Valuation allowance	(122)	(432)
Net deferred tax asset	617	213
Liabilities
Property, plant and equipment	(163)	(168)
Unrepatriated earnings of foreign subsidiaries	(57)	(78)
Intangibles	(34)	(25)
Gross deferred tax liabilities	(254)	(271)
Net deferred tax asset (liability)	$363	$(58)
The following table summarizes the presentation of the net deferred tax asset (liability) in the Consolidated Balance Sheets at December 31:

	2012	2011
Assets
Current deferred income taxes (Other current assets)	$21	$10
Long-term deferred income taxes	360	4
Liabilities
Current deferred income taxes (Other current liabilities)	—	—
Long-term deferred income taxes	(18)	(72)
Net deferred tax asset (liability)	$363	$(58)
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
As of December 31, 2012, the Company had a $122 valuation allowance for a portion of its net deferred tax assets that management believes, more likely than not, will not be realized. The Company’s deferred tax assets include federal, state and foreign net operating loss carryforwards. The federal net operating loss carryforwards available are $866, which expire starting in 2020. The Company’s deferred assets also include minimum tax credits of $2, which are available indefinitely. No valuation allowance has been provided against these two items. The Company continues to maintain a valuation allowance on certain state deferred tax assets, primarily a portion of its state net operating loss carryforwards of $57. A valuation allowance of $65 has been provided against a portion of foreign net operating loss carryforwards, primarily in Germany and the Netherlands.
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

The following table summarizes the changes in the valuation allowance for the years ended December 31, 2012, 2011 and 2010:

	Balance at Beginning of Period	Changes in Related Gross Deferred Tax Assets/Liabilities	Charge/Release	Balance at End of Period
Valuation allowance on Deferred tax assets:
Year ended December 31, 2010	$579	$(45)	$(55)	$479
Year ended December 31, 2011	479	(40)	(7)	432
Year ended December 31, 2012	432	11	(321)	122
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
Net Sales to Unaffiliated Customers(1):

	Year Ended December 31,
	2012	2011	2010
Epoxy, Phenolic and Coating Resins	$3,022	$3,424	$2,990
Forest Products Resins	1,734	1,783	1,607
Total	$4,756	$5,207	$4,597
Segment EBITDA:

	Year Ended December 31,
	2012	2011	2010
Epoxy, Phenolic and Coating Resins(2)	$337	$506	$491
Forest Products Resins(3)	201	180	177
Corporate and Other	(48)	(51)	(61)

Depreciation and Amortization Expense:

	Year Ended December 31,
	2012	2011	2010
Epoxy, Phenolic and Coating Resins	$109	$113	$111
Forest Products Resins	38	49	47
Corporate and Other	6	5	6
Total	$153	$167	$164
Total Assets:

	As of December 31,
	2012	2011
	(Restated, See Note 1)
Epoxy, Phenolic and Coating Resins	$1,706	$1,685
Forest Products Resins	760	790
Corporate and Other	871	618
Total	$3,337	$3,093
Capital Expenditures(4):

	Year Ended December 31,
	2012	2011	2010
Epoxy, Phenolic and Coating Resins	$89	$89	$77
Forest Products Resins	41	36	34
Corporate and Other	3	14	3
Total	$133	$139	$114

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.

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

(4)	Excludes capital expenditures of discontinued operations. Includes capitalized interest costs that are incurred during the construction of property and equipment.

Reconciliation of Segment EBITDA to Net Income:

	Year Ended December 31,
	2012	2011	2010
	(Restated, See Note 1)
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$337	$506	$491
Forest Products Resins	201	180	177
Corporate and Other	(48)	(51)	(61)

Reconciliation:
Items not included in Segment EBITDA:
Terminated merger and settlement income, net	—	—	171
Asset impairments and other non-cash charges	(54)	(41)	(8)
Business realignment costs	(35)	(15)	(20)
Integration costs	(12)	(19)	—
Net income (loss) from discontinued operations	—	2	(3)
Other	(11)	(13)	(30)
Total adjustments	(112)	(86)	110
Loss on extinguishment of debt	—	—	(30)
Interest expense, net	(263)	(262)	(276)
Income tax benefit (expense)	384	(3)	(35)
Depreciation and amortization	(153)	(167)	(164)
Net income	$346	$117	$212

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
Geographic Information
Net Sales to Unaffiliated Customers(1):

	Year Ended December 31,
	2012	2011	2010
United States	$2,005	$2,130	$1,861
Netherlands	902	1,051	938
Germany	298	402	347
Canada	336	304	244
Other international	1,215	1,320	1,207
Total	$4,756	$5,207	$4,597

(1)	Sales are attributed to the country in which the individual business locations reside.

Long-Lived Assets as of December 31:

	As of December 31,
	2012	2011
United States	$582	$597
Netherlands	230	237
Germany	123	131
Other international	492	512
Total	$1,427	$1,477
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

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2012
(Restated, See Note 1)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents (including restricted cash of $0 and $18, respectively)	$276	$—	$—	$143	$—	$419
Short-term investments	—	—	—	5	—	5
Accounts receivable, net	177	—	—	350	—	527
Intercompany accounts receivable	126	52	—	318	(496)	—
Intercompany loans receivable - current portion	162	—	—	624	(786)	—
Inventories:
Finished and in-process goods	109	—	—	153	—	262
Raw materials and supplies	35	—	—	70	—	105
Other current assets	38	—	—	43	—	81
Total current assets	923	52	—	1,706	(1,282)	1,399
Investment in unconsolidated entities	252	—	42	18	(270)	42
Deferred income taxes	337	—	—	23	—	360
Other assets, net	—	42	28	39	—	109
Intercompany loans receivable	773	2,273	27	3,835	(6,908)	—
Property and equipment, net	493	—	—	674	—	1,167
Goodwill	93	—	—	76	—	169
Other intangible assets, net	53	—	—	38	—	91
Total assets	$2,924	$2,367	$97	$6,409	$(8,460)	$3,337
Liabilities and (Deficit) Equity
Current liabilities
Accounts payable	$136	$—	$—	$282	$—	$418
Intercompany accounts payable	96	4	1	395	(496)	—
Debt payable within one year	13	—	—	63	—	76
Intercompany loans payable within one year	197	—	—	589	(786)	—
Interest payable	12	51	—	—	—	63
Income taxes payable	3	—	—	1	—	4
Accrued payroll and incentive compensation	14	—	—	26	—	40
Other current liabilities	64	—	—	65	—	129
Total current liabilities	535	55	1	1,421	(1,282)	730
Long-term debt	860	2,138	—	421	—	3,419
Intercompany loans payable	2,303	4	7	4,594	(6,908)	—
Accumulated losses of unconsolidated subsidiaries in excess of investment	325	—	107	—	(432)	—
Long-term pension and post employment benefit obligations	98	—	—	211	—	309
Deferred income taxes	—	1	—	17	—	18
Other long-term liabilities	101	6	—	52	—	159
Total liabilities	4,222	2,204	115	6,716	(8,622)	4,635
Total Momentive Specialty Chemicals Inc. shareholders (deficit) equity	(1,298)	163	(18)	(307)	162	(1,298)
Noncontrolling interest	—	—	—	—	—	—
Total (deficit) equity	(1,298)	163	(18)	(307)	162	(1,298)
Total liabilities and (deficit) equity	$2,924	$2,367	$97	$6,409	$(8,460)	$3,337

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2011

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents (including restricted cash of $0 and $3, respectively)	$212	$—	$—	$207	$—	$419
Short-term investments	—	—	—	7	—	7
Accounts receivable, net	206	—	—	386	—	592
Intercompany accounts receivable	102	46	—	257	(405)	—
Intercompany loans receivable - current portion	203	—	—	713	(916)	—
Inventories:
Finished and in-process goods	116	—	—	138	—	254
Raw materials and supplies	33	—	—	70	—	103
Other current assets	27	—	—	45	—	72
Total current assets	899	46	—	1,823	(1,321)	1,447
Investment in unconsolidated entities	288	—	20	13	(295)	26
Deferred income taxes	—	—	—	4	—	4
Other assets, net	11	36	20	72	—	139
Intercompany loans receivable	649	1,907	22	4,592	(7,170)	—
Property and equipment, net	504	—	—	702	—	1,206
Goodwill	93	—	—	74	—	167
Other intangible assets, net	59	—	—	45	—	104
Total assets	$2,503	$1,989	$62	$7,325	$(8,786)	$3,093
Liabilities and (Deficit) Equity
Current liabilities
Accounts payable	$125	$—	$—	$256	$—	$381
Intercompany accounts payable	78	4	1	322	(405)	—
Debt payable within one year	17	—	—	100	—	117
Intercompany loans payable within one year	238	—	—	678	(916)	—
Affiliated debt payable within one year	2	—	—	—	—	2
Interest payable	14	44	—	3	—	61
Income taxes payable	1	—	—	14	—	15
Accrued payroll and incentive compensation	26	—	—	31	—	57
Other current liabilities	69	—	—	63	—	132
Total current liabilities	570	48	1	1,467	(1,321)	765
Long-term debt	1,134	1,688	—	598	—	3,420
Intercompany loans payable	1,903	4	6	5,257	(7,170)	—
Accumulated losses of unconsolidated subsidiaries in excess of investment	214	—	—	—	(214)	—
Long-term pension and post employment benefit obligations	99	—	—	124	—	223
Deferred income taxes	30	2	—	40	—	72
Other long-term liabilities	97	6	—	53	—	156
Advance from affiliates	225	—	—	—	—	225
Total liabilities	4,272	1,748	7	7,539	(8,705)	4,861
Total Momentive Specialty Chemicals Inc. shareholders (deficit) equity	(1,769)	241	55	(215)	(81)	(1,769)
Noncontrolling interest	—	—	—	1	—	1
Total (deficit) equity	(1,769)	241	55	(214)	(81)	(1,768)
Total liabilities and (deficit) equity	$2,503	$1,989	$62	$7,325	$(8,786)	$3,093

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2012
(Restated, See Note 1)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,120	$—	$—	$2,902	$(266)	$4,756
Cost of sales	1,800	—	—	2,626	(266)	4,160
Gross profit	320	—	—	276	—	596
Selling, general and administrative expense	61	—	—	261	—	322
Asset impairments	—	—	—	23	—	23
Business realignment costs	9	—	—	26	—	35
Other operating expense (income), net	6	2	(1)	4	—	11
Operating income (loss)	244	(2)	1	(38)	—	205
Interest expense, net	59	176	—	28	—	263
Intercompany interest expense (income)	132	(186)	(1)	55	—	—
Other non-operating (income) expense, net	(8)	(2)	—	9	—	(1)
Income (loss) from continuing operations before income tax, earnings from unconsolidated entities	61	10	2	(130)	—	(57)
Income tax (benefit) expense	(371)	—	—	(13)	—	(384)
Income (loss) from continuing operations before earnings from unconsolidated entities	432	10	2	(117)	—	327
(Losses) earnings from unconsolidated entities, net of taxes	(86)	—	(71)	3	173	19
Net income (loss)	$346	$10	$(69)	$(114)	$173	$346
Comprehensive income (loss) attributable to Momentive Specialty Chemicals Inc.	$252	$13	$(69)	$(207)	$263	$252

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2011

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,246	$—	$—	$3,254	$(293)	$5,207
Cost of sales	1,856	—	—	2,910	(293)	4,473
Gross profit	390	—	—	344	—	734
Selling, general and administrative expense	110	—	—	225	—	335
Asset impairments	4	—	—	28	—	32
Business realignment costs	2	—	—	13	—	15
Other operating (income) expense, net	(20)	—	(1)	6	—	(15)
Operating income	294	—	1	72	—	367
Interest expense, net	69	150	—	43	—	262
Intercompany interest expense (income)	121	(170)	(1)	50	—	—
Other non-operating expense (income), net	8	—	—	(5)	—	3
Income (loss) from continuing operations before income tax, earnings from unconsolidated entities	96	20	2	(16)	—	102
Income tax (benefit) expense	(8)	1	—	10	—	3
Income (loss) from continuing operations before earnings from unconsolidated entities	104	19	2	(26)	—	99
Earnings from unconsolidated entities, net of taxes	31	—	22	1	(38)	16
Net income (loss) from continuing operations	135	19	24	(25)	(38)	115
Net (loss) income from discontinued operations	(18)	—	—	20	—	2
Net income (loss)	$117	$19	$24	$(5)	$(38)	$117
Comprehensive income (loss) attributable to Momentive Specialty Chemicals Inc.	$47	$20	$23	$(19)	$(24)	$47

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2010

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,002	$—	$—	$2,934	$(339)	$4,597
Cost of sales	1,618	—	—	2,587	(339)	3,866
Gross profit	384	—	—	347	—	731
Selling, general and administrative expense	117	—	—	215	—	332
Terminated merger and settlement income, net	(171)	—	—	—	—	(171)
Business realignment costs	5	—	—	15	—	20
Other operating expense (income), net	6	—	—	—	—	6
Operating income	427	—	—	117	—	544
Interest expense, net	92	144	—	40	—	276
Loss on extinguishment of debt	7	5	—	18	—	30
Intercompany interest expense (income)	123	(169)	(1)	47	—	—
Other non-operating (income) expense, net	(18)	8	—	6	—	(4)
Income from continuing operations before income tax, earnings from unconsolidated entities	223	12	1	6	—	242
Income tax (benefit) expense	(11)	10	—	36	—	35
Income (loss) from continuing operations before earnings from unconsolidated entities	234	2	1	(30)	—	207
(Losses) earnings from unconsolidated entities, net of taxes	(15)	—	(5)	—	28	8
Net income (loss) from continuing operations	219	2	(4)	(30)	28	215
Net (loss) income from discontinued operations, net of tax	(7)	—	—	4	—	(3)
Net income (loss)	$212	$2	$(4)	$(26)	$28	$212
Comprehensive income (loss) attributable to Momentive Specialty Chemicals Inc.	$203	$24	$(4)	$(71)	$51	$203

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2012

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$88	$(59)	$16	$160	$(28)	$177
Cash flows provided by (used in) investing activities
Capital expenditures	(57)	—	—	(76)	—	(133)
Proceeds from sale of debt securities, net	—	—	—	2	—	2
Change in restricted cash	—	—	—	(15)	—	(15)
Funds remitted to unconsolidated affiliates, net	—	—	—	(3)	—	(3)
Proceeds from sale of assets	9	—	—	2	—	11
Capital contribution to subsidiary	(30)	—	(19)	—	49	—
Return of capital from subsidiary from sales of accounts receivable	87	—	—	—	(87)	—
	9	—	(19)	(90)	(38)	(138)
Cash flows (used in) provided by financing activities
Net short-term debt repayments	—	—	—	(7)	—	(7)
Borrowings of long-term debt	—	450	—	3	—	453
Repayments of long-term debt	(278)	—	—	(209)	—	(487)
Repayment of affiliated debt	(2)	—	—	—	—	(2)
Repayment of advance from affiliates	(7)	—	—	—	—	(7)
Net intercompany loan borrowings (repayments)	251	(364)	(3)	116	—	—
Capital contribution from parent	16	—	19	30	(49)	16
Long-term debt and credit facility financing fees	(2)	(12)	—	—	—	(14)
Common stock dividends paid	(11)	(15)	(13)	—	28	(11)
Return of capital to parent from sales of accounts receivable	—	—	—	(87)	87	—
	(33)	59	3	(154)	66	(59)
Effect of exchange rates on cash and cash equivalents	—	—	—	5	—	5
Increase (decrease) in cash and cash equivalents	64	—	—	(79)	—	(15)
Cash and cash equivalents (unrestricted) at beginning of year	212	—	—	204	—	416
Cash and cash equivalents (unrestricted) at end of year	$276	$—	$—	$125	$—	$401

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2011

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(41)	$8	$31	$198	$(25)	$171
Cash flows provided by (used in) investing activities
Capital expenditures	(74)	—	—	(65)	—	(139)
Capitalized interest	(1)	—	—	—	—	(1)
Purchases of debt securities, net	—	—	—	(2)	—	(2)
Change in restricted cash	—	—	—	3	—	3
Funds remitted to unconsolidated affiliates, net	—	—	—	(4)	—	(4)
Proceeds from sale of business, net of cash transferred	49	—	—	124	—	173
Proceeds from sale of assets	2	—	—	1	—	3
Capital contribution to subsidiary	(11)	—	(19)	—	30	—
Return of capital from subsidiary	47	—	—	—	(47)	—
Return of capital from subsidiary from sales of accounts receivable	69	—	—	—	(69)	—
	81	—	(19)	57	(86)	33
Cash flows provided by (used in) financing activities
Net short-term debt (repayments) borrowings	(7)	—	—	21	—	14
Borrowings of long-term debt	164	—	—	332	—	496
Repayments of long-term debt	(182)	—	—	(356)	—	(538)
Repayment of advance from affiliate	(80)	—	—	(20)	—	(100)
Net intercompany loan borrowings (repayments)	51	4	—	(55)	—	—
Capital contribution from parent	189	—	—	30	(30)	189
Long-term debt and credit facility financing fees	(2)	—	—	—	—	(2)
Common stock dividends paid	(2)	(12)	(12)	(1)	25	(2)
Return of capital to parent	—	—	—	(47)	47	—
Return of capital to parent from sales of accounts receivable	—	—	—	(69)	69	—
	131	(8)	(12)	(165)	111	57
Effect of exchange rates on cash and cash equivalents	—	—	—	(5)	—	(5)
Increase in cash and cash equivalents	171	—	—	85	—	256
Cash and cash equivalents (unrestricted) at beginning of year	41	—	—	119	—	160
Cash and cash equivalents (unrestricted) at end of year	$212	$—	$—	$204	$—	$416

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2010

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(444)	$19	$5	$490	$(19)	$51
Cash flows provided by (used in) investing activities
Capital expenditures	(52)	—	—	(67)	—	(119)
Capitalized interest	—	—	—	(1)	—	(1)
Proceeds from sale of debt securities, net	—	—	—	4	—	4
Change in restricted cash	—	—	—	2	—	2
Deconsolidation of variable interest entities	—	—	—	(4)	—	(4)
Funds remitted to unconsolidated affiliates, net	—	—	—	(1)	—	(1)
Proceeds from sale of assets	6	—	—	8	—	14
Return of capital from subsidiary from sales of accounts receivable	367	—	—	—	(367)	—
	321	—	—	(59)	(367)	(105)
Cash flows provided by (used in) financing activities
Net short-term debt borrowings (repayments)	3	—	—	(10)	—	(7)
Borrowings of long-term debt	290	1,433	—	633	—	2,356
Repayments of long-term debt	(1,108)	(406)	—	(663)	—	(2,177)
Repayments of affiliated debt	(3)	—	—	—	—	(3)
Net intercompany loan borrowings (repayments)	987	(973)	—	(14)	—	—
Long-term debt and credit facility financing fees	(9)	(63)	—	—	—	(72)
Common stock dividends paid	—	(10)	(5)	(4)	19	—
Return of capital to parent from sales of accounts receivable	—	—	—	(367)	367	—
	160	(19)	(5)	(425)	386	97
Effect of exchange rates on cash and cash equivalents	—	—	—	2	—	2
Increase in cash and cash equivalents	37	—	—	8	—	45
Cash and cash equivalents (unrestricted) at beginning of year	4	—	—	111	—	115
Cash and cash equivalents (unrestricted) at end of year	$41	$—	$—	$119	$—	$160

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Momentive Specialty Chemicals Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Momentive Specialty Chemicals Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. However, management has subsequently determined that a material weakness in internal control over financial reporting related to not maintaining effective controls over the preparation and review of the valuation allowance recorded for certain deferred tax assets existed as of that date. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report. In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to effective controls not being in place with respect to the preparation and review of the calculation of the valuation allowance recorded for certain deferred tax assets existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered the material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2012 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2012). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company restated its 2012 consolidated financial statements to correct an error.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers
Columbus, Ohio
April 1, 2013, except for the restatement described in Note 1 to the consolidated financial statements and the matters described in the penultimate paragraph of Management’s Annual Report on Internal Control Over Financial Reporting as to which the date is November 7, 2013

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A - CONTROLS AND PROCEDURES
Restatement of Previously Issued Financial Statements
During the third quarter of 2013, the Company discovered an error in income tax (benefit) expense and related deferred income tax balances recorded in the Company’s Consolidated Statement of Operations for the year ended December 31, 2012 and the Company’s Consolidated Balance Sheet at December 31, 2012. The error related to the calculation of the valuation allowance on deferred tax assets related to the Company’s Netherlands subsidiary. As a result of this error the Company has restated its 2012 consolidated financial statements.
Disclosure Controls and Procedures
At the time that the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 was filed on April 1, 2013, the Company, under the supervision and with the participation of its Disclosure Committee and its management, including its President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, evaluated its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and its President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer concluded that its disclosure controls and procedures were effective as of December 31, 2012. Following the discovery of the error described above, the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer reevaluated that conclusion and determined that because of the material weakness in the Company’s internal control over financial reporting described below, its disclosure controls and procedures were not effective as of December 31, 2012.
Management’s Annual Report on Internal Control Over Financial Reporting (as restated)
We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As a result of the error discussed above, we reassessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this reassessment, we used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control – Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Based on our assessment, we are restating our original report and have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2012, due to the material weakness in our internal control over financial reporting described below.

We did not maintain effective controls over the preparation and review of the valuation allowance recorded for certain of our deferred tax assets. Specifically, the review of the valuation allowance did not consider all relevant facts and circumstances. This resulted in the restatement to the Company's financial statements as of and for the year ended December 31, 2012. Management has concluded that this control deficiency could result in misstatements of the income tax accounts identified in Note 1 of the consolidated financial statements that would result in a material misstatement of the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we have determined that this control deficiency constitutes a material weakness.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Remediation
The remediation efforts outlined below are designed to address the aforementioned material weakness identified by management and to strengthen the Company’s internal control over financial reporting.

In response to the identification of the material weakness, in the fourth quarter of 2013, management plans to take actions to remediate its internal controls over the preparation and review of the calculation of valuation allowances recorded for deferred tax assets. The Company plans to implement more robust reviews over the determination of valuation allowances recognized, including more formal comparisons between deferred tax assets and all sources of future taxable income. In addition, the Company has added resources that will enable management review and oversight for those valuation allowances that involve a higher degree of inherent complexity and judgment required on the part of management.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's fourth fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

(3)	Exhibits Required by SEC Regulation S-K – The following Exhibits are filed herewith or incorporated herein by reference:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
2.1†	Transaction Agreement dated as of April 22, 2005 among RPP Holdings, Resolution Specialty Materials Holdings LLC, BHI Acquisition Corp., BHI Merger Sub One, BHI Merger Sub Two Inc. and Borden Chemical Inc.	S-1/A	333-124287	2.1	7/15/2005
2.2†	SOC Resins Master Sale Agreement dated July 10, 2000 among Shell Oil Company, Resin Acquisition, LLC and Shell Epoxy Resins Inc.	S-4	333-57170	2.1	3/16/2001
2.3†	SPNV Resins Sale Agreement dated as of September 11, 2000 between Shell Petroleum N.V. and Shell Epoxy Resins Inc.	S-4	333-57170	2.2	3/16/2001
2.4	Assignment and Assumption Agreement dated November 13, 2000 between Shell Epoxy Resins Inc. and Shell Epoxy Resins LLC	S-4	333-57170	2.3	3/16/2001
2.5	Assignment and Assumption Agreement dated November 14, 2000 between Resin Acquisition, LLC and RPP Holdings LLC	S-4	333-57170	2.4	3/16/2001
3.1	Restated Certificate of Incorporation of Hexion Specialty Chemicals, Inc. dated as of July 18, 2006	S-4	333-135482	3.5	8/1/2006
3.2	Amended and Restated Bylaws of Hexion Specialty Chemicals, Inc. dated as of July 18, 2006	S-4	333-135482	3.6	8/1/2006
3.3	Agreement of Combination with Momentive Performance Material Holdings Inc on September 11, 2010	8-K	001-00071	99.1	9/13/2010
3.4	Certificate of Amendment to the Certificate of Incorporation, dated October 1, 2010 changing the name of the corporation to Momentive Specialty Chemicals Inc.	8-K	001-00071	3.1	10/1/2010
3.5	Amended and Restated Bylaws of Momentive Specialty Chemicals Inc.	10-K	001-00071	3.5	4/1/2013
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
		S-3	33-45770	4(a) thru 4(d)
4.3	Indenture dated as of November 3, 2006 among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, Hexion Specialty Chemicals, Inc., the guarantors named therein and Wilmington Trust Company, as trustee, related to the $200,000,000 second-priority senior secured floating rate notes due 2014 and the $625,000,000 9 3/4% second-priority senior secured notes due 2014.	10-Q	001-00071	4.3	11/14/2006
4.4	Indenture, dated as of January 29, 2010, by and among Hexion Finance Escrow LLC, Hexion Escrow Corporation and Wilmington Trust FSB, as trustee.	8-K	001-00071	4.1	2/4/2010
4.5	Supplemental Indenture, dated as of January 29, 2010, by and among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, the guarantors party thereto and Wilmington Trust FSB, as trustee.	8-K	001-00071	4.2	2/4/2010
4.6	Supplemental Indenture, dated as of June 4, 2010, by and among NL COOP Holdings LLC, Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, the guarantors party thereto and Wilmington Trust Company, as trustee.	8-K	001-00071	4.1	6/9/2010
4.7	Supplemental Indenture, dated as of June 4, 2010, by and among NL COOP Holdings LLC, Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, the guarantors party thereto and Wilmington Trust FSB, as trustee.	8-K	001-00071	4.2	6/9/2010

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
4.8	Indenture, dated as of November 5, 2010, among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, the Company, the guarantors named therein and Wilmington Trust Company, as trustee, related to the $574,016,000 9.0% second-priority senior secured floating rate notes due 2020.	8-K	001-00071	4.1	11/12/2010
4.9	Indenture, dated as of March 14, 2012, among Hexion U.S. Finance Corp., Momentive Specialty Chemicals Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, related to the $450,000,000 first-priority senior secured notes due 2020.	8-K	001-00071	4.1	3/20/2012
4.10	Second Supplemental indenture, dated as of January 14, 2013, among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, Momentive Specialty Chemicals Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee, related to the additional $200,000,000 8.875% senior secured notes due 2018.	8-K	001-00071	4.1	1/18/2013
4.11	First Supplemental Indenture, dated as of January 31, 2013, among Hexion U.S. Finance Corp., Momentive Specialty Chemicals Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee.	8-K	001-00071	4.1	2/6/2013
10.1‡	BHI Acquisition Corp. 2004 Deferred Compensation Plan	10-Q	001-00071	10(iv)	11/15/2004
10.2‡	BHI Acquisition Corp. 2004 Stock Incentive Plan	10-Q	001-00071	10(v)	11/15/2004
10.3‡	Resolution Performance Products Inc. 2000 Stock Option Plan	S-4	333-57170	10.26	3/16/2001
10.4‡	Resolution Performance Products Inc. 2000 Non - Employee Directors Stock Option Plan	S-4	333-57170	10.27	3/16/2001
10.5‡	Amended and Restated Resolution Performance Products, Inc. Restricted Unit Plan, as amended and restated May 31, 2005	S-1/A	333-124287	10.34	9/19/2005
10.6‡	Form of Non-Qualified Stock Option Agreement between BHI Acquisition Corp. and certain optionees	S-4	333-122826	10.12	2/14/2005
10.7‡	Resolution Specialty Materials Inc. 2004 Stock Option Plan	S-1/A	333-124287	10.52	7/15/2005
10.8‡	Form of Nonqualified Stock Option Agreement for Resolution Specialty Materials Inc. 2004 Stock Option Plan	S-1/A	333-124287	10.53	7/15/2005
10.9‡	Form of Nonqualified Stock Option Agreement for Resolution Performance Products Inc. 2000 Stock Option Plan	S-1/A	333-124287	10.54	7/15/2005
10.10‡	Form of Nonqualified Stock Option Agreement for Resolution Performance Products Inc. 2000 Non-Employee Director Stock Option Plan	S-1/A	333-124287	10.55	7/15/2005
10.11‡	Hexion LLC 2007 Long-Term Incentive Plan dated April 30, 2007	10-Q	001-00071	10.1	8/14/2007
10.12	Amended and Restated Investor Rights Agreement dated as of May 31, 2005 between Hexion LLC, Hexion Specialty Chemicals, Inc. and the holders that are party thereto	S-1/A	333-124287	10.63	7/15/2005
10.13	Registration Rights Agreement dated as of May 31, 2005 between Hexion Specialty Chemicals, Inc. and Hexion LLC	S-1/A	333-124287	10.64	7/15/2005
10.14‡	Amended and Restated Executives’ Supplemental Pension Plan for Hexion Specialty Chemicals, Inc., dated as of September 7, 2005	8-K	001-00071	10	9/12/2005
10.15	Borden, Inc. Advisory Directors Plan dated 7/1/89	10-K	001-00071	10(viii)	7/1/1989
10.16‡	Hexion Specialty Chemicals, Inc. 2009 Leadership Long-Term Cash Incentive Plan	10-K	001-00071	10.21	3/11/2009
10.17‡	Hexion Specialty Chemicals, Inc. 2009 Incentive Compensation Plan	10-K	001-00071	10.25	3/11/2009
10.18‡	Hexion Specialty Chemicals, Inc. 2010 Incentive Compensation Plan	10-K	001-00071	10.2	3/9/2010
10.19‡	Amended and Restated Employment Agreement dated as of August 12, 2004 between Hexion Specialty Chemicals, Inc. and Craig O. Morrison	10-Q	001-00071	10(i)	11/15/2004
10.20‡	Amended and Restated Employment Agreement dated as of August 12, 2004 between Hexion Specialty Chemicals, Inc. and Joseph P. Bevilaqua	10-Q	001-00071	10(ii)	11/15/2004
10.21‡	Summary of Terms of Employment between Hexion Specialty Chemicals, Inc. and Joseph P. Bevilaqua dated August 10, 2008	10-K	001-00071	10.23	3/9/2010
10.22‡	International assignment agreement dated as of November 13, 2008 between Hexion Specialty Chemicals, Inc. and Joseph P. Bevilaqua	10-K	001-00071	10.28	3/11/2009
10.23‡	Amended and Restated Employment Agreement dated as of August 12, 2004 between Hexion Specialty Chemicals, Inc. and William H. Carter	10-Q	001-00071	10(iii)	11/15/2004
10.24‡	Summary of Terms of Employment between Hexion Specialty Chemicals, Inc. and Judith A. Sonnett dated September 21, 2007	10-K	001-00071	10.29	3/9/2010
10.25‡	Addition of Terms of Employment between Hexion Specialty Chemicals, Inc. and Dale N. Plante, Supplement to August 2008 Promotional Employment Offer dated as of July 16, 2009	10-K	001-00071	10.27	2/28/2011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.26‡	Momentive Specialty Chemicals Inc. Supplemental Executive Retirement Plan, dated as of December 31, 2011	8-K	001-00071	99.1	1/6/2012
10.27	Master Asset Conveyance and Facility Support Agreement, dated as of December 20, 2002, between Borden Chemical and Borden Chemicals and Plastics Operating Limited Partnership	10-K	001-00071	(10)(xxvi)	3/28/2003
10.28	Environmental Servitude Agreement, dated as of December 20, 2002, between Borden Chemical and Borden Chemicals and Plastics Operating Limited Partnership	10-K	001-00071	(10)(xxvii)	3/28/2003
10.29	Intellectual Property Transfer and License Agreement and Contribution Agreement dated as of November 14, 2000 between Shell Oil Company and Shell Epoxy Resins LLC	S-4	333-57170	10.13	3/16/2001
10.30	Intellectual Property Transfer and License Agreement and Contribution Agreement dated as of November 14, 2000 between Shell Internationale Research Maatschappij B.V. and Shell Epoxy Resins Research B.V	S-4	333-57170	10.14	3/16/2001
10.31	First Amended and Restated Deer Park Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2000 between Shell Chemical Company, for itself and as agent for Shell Oil Company, and Shell Epoxy Resins LLC	S-4	333-57170	10.19	3/16/2001
10.32	First Amended and Restated Pernis Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2000 between Resolution Europe B.V. (f/k/a Resolution Nederland B.V., f/k/a Shell Epoxy Resins Nederland B.V.) and Shell Nederland Raffinaderij B.V.	S-4	333-57170	10.21	3/16/2001
10.33	First Amended and Restated Pernis Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2000 between Resolution Europe B.V. (f/k/a Resolution Nederland B.V., f/k/a Shell Epoxy Resins Nederland B.V.) and Shell Nederland Chemie B.V.	S-4	333-57170	10.22	3/16/2001
10.34†	Second Amended and Restated Norco Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2004 between Shell Chemical L.P. and Resolution Performance Products LLC.	10-K	001-00071	10.45	3/22/2007
10.35	Deer Park Ground Lease and Grant of Easements dated as of November 1, 2000 between Shell Oil Company and Shell Epoxy Resins LLC	S-4	333-57170	10.23	3/16/2001
10.36	Norco Ground Lease and Grant of Servitudes dated as of November 1, 2000 between Shell Oil Company and Shell Epoxy Resins LLC	S-4	333-57170	10.24	3/16/2001
10.37	Amended and Restated Agreement of Sub-Lease (Pernis) dated as of November 1, 2000 between Resolution Europe B.V. (f/k/a Resolution Nederland B.V., f/k/a Shell Epoxy Resins Nederland B.V.) and Shell Nederland Raffinaderij B.V.	S-4	333-57170	10.25	3/16/2001
10.38	Amended and Restated Management Consulting Agreement dated as of May 31, 2005 between Borden Chemical, Inc. and Apollo Management V, L.P.	S-1/A	333-124287	10.66	7/15/2005
10.39	Intercreditor Agreement dated as of November 3, 2006 among Hexion Specialty Chemicals, Inc., Hexion LLC, the subsidiary parties thereto, Wilmington Trust Company as trustee and JPMorgan Chase Bank, N.A. as intercreditor agent	10-Q	001-00071	10.1	11/14/2006
10.40	Registration Rights Agreement dated as of November 3, 2006 among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance ULC, Hexion Specialty Chemicals, Inc. and subsidiary parties thereto and Credit Suisse Securities (USA) LLC and JPMorgan Securities, Inc. as initial purchasers.	10-Q	001-00071	10.2	11/14/2006
10.41	Collateral Agreement dated as of November 3, 2006 among Hexion Specialty Chemicals, Inc. and subsidiary parties thereto, and Wilmington Trust Company, as Collateral Agent.	10-K	001-00071	10.57	3/11/2009
10.42	Second Amended and Restated Collateral Agreement dated as of November 3, 2006 among Hexion LLC, Hexion Specialty Chemicals, Inc. and subsidiary parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	10-K	001-00071	10.58	3/11/2009
10.43	Second Amended and Restated Credit Agreement with exhibits and schedules dated as of November 3, 2006 among Hexion LLC, Hexion Specialty Chemicals, Inc., Hexion Specialty Chemicals Canada, Inc., Hexion Specialty Chemicals B.V., Hexion Specialty Chemicals UK Limited, Borden Chemical UK Limited, the lenders party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent, Credit Suisse, as Syndication Agent and J.P. Morgan Securities Inc. and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners.	10-Q	001-00071	10.1	8/13/2009

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.44	Incremental Facility Amendment and Amendment No. 1 with exhibits and schedules to the Second Amended and Restated Credit Agreement dated as of June 15, 2007 among Hexion LLC, Hexion Specialty Chemicals, Inc., Hexion Specialty Chemicals Canada, Inc., Hexion Specialty Chemicals B.V., Hexion Specialty Chemicals UK Limited, Borden Chemical UK Limited, the lenders party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent	10-Q	001-00071	10.2	8/13/2009
10.45	Second Incremental Facility Amendment with exhibits and schedules to the Second Amended and Restated Credit Agreement dated as of August 7, 2007 among Hexion LLC, Hexion Specialty Chemicals, Inc., Hexion Specialty Chemicals Canada, Inc., Hexion Specialty Chemicals B.V., Hexion Specialty Chemicals UK Limited, Borden Chemical UK Limited, the lenders party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent	10-Q	001-00071	10.3	8/13/2009
10.46	Settlement Agreement and Release, dated December 14, 2008, among Huntsman Corporation, Jon M. Huntsman, Peter R. Huntsman, Hexion Specialty Chemicals, Inc., Hexion LLC, Nimbus Merger Sub, Inc., Craig O. Morrison, Leon Black, Joshua J. Harris and Apollo Global Management, LLC and certain of its affiliates	8-K	001-00071	10.1	12/15/2008
10.47	Commitment Letter dated as of March 3, 2009 among the Hexion Specialty Chemicals, Inc., Hexion LLC, Euro VI (BC) S.a.r.l., Euro V (BC) S.a.r.l. and AAA Co-Invest VI (EHS-BC) S.a.r.l.	8-K	001-00071	10.1	3/3/2009
10.48	Credit Agreement with exhibits and schedules dated as of March 3, 2009 among Hexion Specialty Chemicals, Inc., Borden Luxembourg S.a.r.l., Euro V (BC) S.a.r.l., Euro VI (BC) S.a.r.l. and AAA Co-Invest VI (EHS-BC) S.a.r.l.	10-Q	001-00071	10.4	8/13/2009
10.49	Indemnification Agreement dated as of March 3, 2009 among Apollo Management, L.P. and subsidiary parties thereto, Hexion LLC, Hexion Specialty Chemicals, Inc. and Nimbus Merger Sub Inc.	8-K	001-00071	10.3	3/3/2009
10.50	Amendment Agreement to Credit Agreement, dated as of January 25, 2010, among Hexion LLC, Hexion Specialty Chemicals, Inc., Hexion Specialty Chemicals Canada, Inc., Hexion Specialty Chemicals B.V., Hexion Specialty Chemicals UK Limited, Borden Chemical UK Limited, the Subsidiary Loan Parties party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent.	8-K/A	001-00071	10.1	2/4/2010
10.51	Registration Rights Agreement, dated as of January 29, 2010, by and among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, the guarantors party thereto and Credit Suisse Securities (USA) LLC, as representative of the initial purchasers.	8-K	001-00071	4.3	2/4/2010
10.52	Third Amended and Restated Credit Agreement, dated as of January 29, 2010, among Hexion LLC, Hexion Specialty Chemicals, Inc., each subsidiary of Hexion Specialty Chemicals, Inc. from time to time party thereto, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K/A	001-00071	10.1	2/4/2010
10.53	Intercreditor Agreement, dated as of January 29, 2010, by and among JPMorgan Chase Bank, as intercreditor agent, Wilmington Trust FSB, as trustee and collateral agent, Hexion LLC, Hexion Specialty Chemicals, Inc. and certain subsidiaries.	8-K/A	001-00071	10.1	2/4/2010
10.54	Joinder and Supplement to Intercreditor Agreement dated January 29, 2010, by and among Wilmington Trust FSB, as trustee under the Indenture, JPMorgan Chase Bank, as intercreditor agent, Wilmington Trust Company, as trustee and collateral agent and as second-priority agent, Hexion LLC, Hexion Specialty Chemicals, Inc. and each subsidiary of Hexion Specialty Chemicals, Inc. from time to time party thereto.	8-K	001-00071	10.3	2/4/2010
10.55	Notes Collateral Agreement dated and effective as of January 29, 2010, among Hexion Specialty Chemicals, Inc., each Subsidiary Party thereto and Wilmington Trust FSB, as collateral agent.	8-K	001-00071	10.4	2/4/2010
10.56	SUPPLEMENT dated as of June 4, 2010, to the U.S. Guarantee Agreement dated as of May 31, 2005, among HEXION LLC, a Delaware limited liability company, HEXION SPECIALTY CHEMICALS, INC., a New Jersey corporation, each Domestic Subsidiary Loan Party party thereto and JPMORGAN CHASE BANK, N.A., as Administrative Agent (in such capacity, the “Administrative Agent”) for the Lenders (as defined therein).	8-K	001-00071	10.1	6/9/2010
10.57	SUPPLEMENT dated as of June 4, 2010, to the Foreign Guarantee Agreement dated as of May 31, 2005, among HEXION LLC, a Delaware limited liability company, HEXION SPECIALTY CHEMICALS, INC., a New Jersey corporation, each Foreign Subsidiary Loan Party party thereto and JPMORGAN CHASE BANK, N.A., as Administrative Agent (in such capacity, the “Administrative Agent”) for the Lenders (as defined therein).	8-K	001-00071	10.2	6/9/2010

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.58	SUPPLEMENT dated as of June 4, 2010, to the Third Amended and Restated Collateral Agreement dated as of January 29, 2010, among HEXION LLC, a Delaware limited liability company, HEXION SPECIALTY CHEMICALS, INC., a New Jersey corporation, each Subsidiary Party party thereto and JPMORGAN CHASE BANK, N.A., as Applicable First Lien Representative (in such capacity, the “Applicable First Lien Representative”) for the Secured Parties (as defined therein).	8-K	001-00071	10.3	6/9/2010
10.59	SUPPLEMENT dated as of June 4, 2010, to the Collateral Agreement dated as of January 29, 2010, among HEXION SPECIALTY CHEMICALS, INC., a New Jersey corporation, each Subsidiary Party party thereto and WILMINGTON TRUST FSB, as Collateral Agent (in such capacity, the “Collateral Agent”) for the Secured Parties (as defined therein).	8-K	001-00071	10.4	6/9/2010
10.60	SUPPLEMENT dated as of June 4, 2010, to the Collateral Agreement dated as of November 3, 2006, among HEXION SPECIALTY CHEMICALS, INC., a New Jersey corporation, each Subsidiary Party party thereto and WILMINGTON TRUST COMPANY, as Collateral Agent (in such capacity, the “Collateral Agent”) for the Secured Parties (as defined therein).	8-K	001-00071	10.5	6/9/2010
10.61	Registration Rights Agreement dated as of November 5, 2010 among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance ULC, the Company and subsidiary parties thereto and Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., UBS Securities LLC, Deutsche Bank Securities Inc, Goldman, Sachs & Co., BMO Capital Markets Corp and JPMorgan Securities LLC, as initial purchasers.	8-K	001-00071	4.2	11/12/2010
10.62	Registration Rights Agreement, dated November 5, 2010, among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, the Guarantors, including the Company, and Euro VI (BC) S.a r.l.	8-K	001-00071	4.3	11/12/2010
10.63	Third Joinder and Supplement to Intercreditor Agreement, dated as of November 5, 2010, by and among JPMorgan Chase Bank, as intercreditor agent, Wilmington Trust Company, as trustee and collateral agent, Hexion LLC, the Company and certain of its subsidiaries.	8-K	001-00071	10.1	11/12/2010
10.64	Joinder and Supplement to Collateral Agreement dated November 5, 2010 among the Company and subsidiary parties thereto, and Wilmington Trust Company, as trustee and collateral agent.	8-K	001-00071	10.2	11/12/2010
10.65	Supplement, dated as of December 15, 2010 to the Foreign Guarantee Agreement, dated as of May 31, 2005 among Momentive Specialty Chemicals Holdings LLC, Momentive Specialty Chemicals Inc., each Foreign Subsidiary Loan Party party thereto and JP Morgan Chase Bank, as administrative agent for the Lenders.	8-K	001-00071	10.1	12/15/2010
10.66	Shared Services agreement, dated as of October 1, 2010, by and among Hexion Specialty Chemicals, Inc. and Momentive Performance Materials Inc.,and the other Persons party thereto	10-K	001-00071	10.68	2/28/2011
10.67	Purchase and Sale Agreement, dated November 30, 2010, by and between Momentive Specialty Chemicals Inc. and Harima Chemicals, Inc.	8-K	001-00071	2.01	2/4/2011
10.68‡	Form of Restricted Deferred Unit Award Agreement of Momentive Performance Materials Holdings LLC	S-4	333-172943	10.7	3/18/2011
10.69‡	Form of Unit Option Agreement of Momentive Performance Materials Holdings LLC	S-4	333-172943	10.71	3/18/2011
10.70‡	Form of Director Unit Option Agreement of Momentive Performance Materials Holdings LLC	S-4	333-172943	10.72	3/18/2011
10.71‡	Management Investor Rights Agreement, dated as of February 23, 2011 by and among Momentive Performance Materials Holdings LLC and the Holders	S-4	333-172943	10.73	3/18/2011
10.72	Amended and Restated Shared Services Agreement dated March 17, 2011 by and among Momentive Performance Materials Inc., its subsidiaries, and Momentive Specialty Chemicals Inc.	8-K	001-00071	10.1	3/17/2011
10.73	Master Confidentiality and Joint Development Agreement entered into on March 17, 2011 by and between Momentive Performance Materials Inc. and Momentive Specialty Chemicals Inc.	8-K	001-00071	10.2	3/17/2011
10.74‡	Momentive Performance Materials Holdings LLC 2011 Incentive Compensation Plan	10-Q	001-00071	10.1	5/13/2011
10.75	Amendment Two to Second Amended and Restated Norco Site Services, Utilities, Materials and Facilities Agreement dated January 1, 2011 between Shell Chemical L.P. and Momentive Specialty Chemicals Inc.	10-Q	001-00071	10.2	5/13/2011
10.76	Third Incremental Facility Amendment, dated as of May 18, 2011, by and among Momentive Specialty Chemicals Inc., the other borrowers named therein, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-00071	10.1	5/23/2011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.77	Registration Rights Agreement, dated as March 14, 2012, by and among Hexion U.S. Finance Corp., Momentive Specialty Chemicals Inc., the other guarantors party thereto and J.P. Morgan Securities LLC, as representative of the initial purchasers.	8-K	001-00071	4.2	3/20/2012
10.78	Incremental Assumption Agreement, dated as of March 14, 2012, among Momentive Specialty Chemicals Holdings LLC, Momentive Specialty Chemicals Inc., Momentive Specialty Chemicals Canada Inc., Momentive Specialty Chemicals B.V., Borden Chemical UK Limited, the lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent.	8-K	001-00071	10.1	3/20/2012
10.79	First Lien Intercreditor Agreement, dated as of March 14, 2012, among JPMorgan Chase Bank N.A., as collateral agent and administrative agent, Wilmington Trust, National Association, as initial other authorized representative, and each additional authorized representative from time to time party thereto.	8-K	001-00071	10.2	3/20/2012
10.80	Joinder and Supplement to Intercreditor Agreement dated, January 29, 2010, by and among Wilmington Trust, National Association, as trustee, JPMorgan Chase Bank N.A., as intercreditor agent, Wilmington Trust, National Association, as trustee and collateral agent and as second-priority agent, Momentive Specialty Chemicals Holdings LLC, Momentive Specialty Chemicals Inc. and each subsidiary of Momentive Specialty Chemicals Inc. party thereto.	8-K	001-00071	10.4	3/20/2012
10.81	Fourth Joinder and Supplement to Intercreditor Agreement, dated as of March 14, 2013, by and among Wilmington Trust, National Association, as trustee, JPMorgan Chase Bank N.A., as intercreditor agent, Wilmington Trust Company, as trustee and collateral agent and as second-priority agent, Momentive Specialty Chemicals Holdings LLC, Momentive Specialty Chemicals Inc. and each subsidiary of Momentive Specialty Chemicals Inc. party thereto.	8-K	001-00071	10.5	3/20/2012
10.82‡	Momentive Performance Materials Holdings LLC 2012 Incentive Compensation Plan	10-Q	001-00071	10.1	5/8/2012
10.83‡	First Amended Resolution Specialty Materials Inc 2004 Stock Option Plan	10-Q	001-00071	10.1	11/13/2012
10.84‡	First Amended Hexion LLC 2007 Long-Term Incentive Plan	10-Q	001-00071	10.2	11/13/2012
10.85	Registration Rights Agreement, dated as January 14, 2013, by and among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, Momentive Specialty Chemicals Inc., the other guarantors party thereto and Credit Suisse Securities (USA) LLC	8-K	001-00071	4.2	1/18/2013
10.86	Amendment to Third Amended and Restated Credit Agreement, dated as of January 14, 2013, among Momentive Specialty Chemicals Holdings LLC, Momentive Specialty Chemicals Inc., Momentive Specialty Chemicals Canada Inc., Momentive Specialty Chemicals B.V., Momentive Specialty Chemicals UK Limited, Borden Chemical UK Limited, the lenders party thereto from time to time, JPMorgan Chase Bank N.A., as administrative agent for the lenders and the other parties named therein.	8-K	001-00071	10.1	1/18/2013
10.87	Fifth Joinder and Supplement to Intercreditor Agreement, dated January 14, 2013, by and among Wilmington Trust, National Association, as trustee, JPMorgan Chase Bank N.A., as intercreditor agent, Wilmington Trust, National Association, as trustee and collateral agent and as second-priority agent, Momentive Specialty Chemicals Holdings LLC, Momentive Specialty Chemicals Inc. and each subsidiary of Momentive Specialty Chemicals Inc. party thereto.	8-K	001-00071	10.2	1/18/2013
10.88	Amendment No. 1 to the Momentive Performance Materials Holdings LLC 2011 Equity Incentive Plan	8-K	001-00071	10.1	3/6/2013
10.89	Form of Restricted Deferred Unit Agreement of Momentive Performance Materials Holdings LLC	8-K	001-00071	10.2	3/6/2013
10.90	Form of Unit Option Agreement of Momentive Performance Materials Holdings LLC	8-K	001-00071	10.3	3/6/2013
10.91‡	Momentive Performance Materials Holdings LLC 2013 Incentive Compensation Plan	10-K	001-00071	10.91	4/1/2013
10.92‡	Momentive Performance Materials Holdings LLC 2012 Long-Term Cash Incentive Plan	10-K	001-00071	10.92	4/1/2013
10.93‡	Amended and Restated Momentive Performance Materials Holdings LLC 2011 Equity Incentive Plan	10-K	001-00071	10.93	4/1/2013
10.94‡	Special recognition bonus letter to Dale Plante dated November 15, 2011	10-K	001-00071	10.94	4/1/2013
12.1	Statement regarding Computation of Ratios	10-K	001-00071	12.1	4/1/2013
18.1	Letter from PricewaterhouseCoopers, dated February 28, 2011 regarding preferability of a change in accounting principle	10-K	001-00071	18.1	2/28/2011
21.1	List of Subsidiaries of Momentive Specialty Chemicals Inc.	10-K	001-00071	21.1	4/1/2013

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
31.1	Rule 13a-14 Certifications					X
	(a) Certificate of the Chief Executive Officer					X
	(b) Certificate of the Chief Financial Officer					X
32.1	Section 1350 Certifications					X
101.INS*	XBRL Instance Document					X
101.SCH*	XBRL Schema Document					X
101.CAL*	XBRL Calculation Linkbase Document					X
101.LAB*	XBRL Label Linkbase Document					X
101.PRE*	XBRL Presentation Linkbase Document					X
101.DEF*	XBRL Definition Linkbase Document					X

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
William H. Carter
Executive Vice President and Chief Financial Officer
Date: November 7, 2013

MOMENTIVE INTERNATIONAL HOLDINGS COOPERATIEF U.A.
CONSOLIDATED BALANCE SHEETS

(In millions)	December 31, 2012	December 31, 2011
	(Restated, See Note 1)
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $18 and $3, respectively) (See Note 2)	$121	$164
Short-term investments	5	7
Accounts receivable (net of allowance for doubtful accounts of $13 and $16, respectively)	307	338
Accounts receivable from affiliates (See Note 5)	58	41
Loans receivable from affiliates (See Note 10)	29	108
Inventories:
Finished and in-process goods	135	129
Raw materials and supplies	68	68
Other current assets	40	43
Total current assets	763	898
Long-term loans receivable from affiliates (See Note 10)	4	6
Investment in unconsolidated entities	7	—
Other assets, net	62	79
Property and equipment
Land	59	57
Buildings	189	189
Machinery and equipment	1,280	1,247
	1,528	1,493
Less accumulated depreciation	(868)	(797)
	660	696
Goodwill (See Note 6)	113	111
Other intangibles assets, net (See Note 6)	73	82
Total assets	$1,682	$1,872
Liabilities and Deficit
Current liabilities:
Accounts payable	$262	$233
Accounts payable to affiliates (See Note 5)	93	46
Debt payable within one year (See Note 9)	59	87
Affiliated debt payable within one year (See Note 10)	84	325
Income taxes payable	2	11
Other current liabilities	87	96
Total current liabilities	587	798
Long-term liabilities:
Long-term debt (See Note 9)	421	598
Affiliated long-term debt (See Note 10)	841	613
Deferred income taxes (See Note 15)	15	75
Long-term pension and post employment benefit obligations (See Note 13)	211	124
Other long-term liabilities	65	58
Total liabilities	2,140	2,266
Commitments and contingencies (See Notes 9, 11 and 12)
Deficit
Paid-in capital (deficit)	30	(12)
Loans receivable from parent	(180)	(204)
Accumulated other comprehensive loss	(62)	(97)
Accumulated deficit	(246)	(82)
Total Momentive International Holdings Cooperatief U.A. shareholders’ deficit	(458)	(395)
Noncontrolling interest	—	1
Total deficit	(458)	(394)
Total liabilities and deficit	$1,682	$1,872
See Notes to Consolidated Financial Statements

MOMENTIVE INTERNATIONAL HOLDINGS COOPERATIEF U.A.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(In millions)	2012	2011	2010
	(Restated, See Note 1)
Net sales	$2,777	$3,077	$2,714
Cost of sales	2,488	2,723	2,366
Gross profit	289	354	348
Selling, general and administrative expense	278	251	256
Asset impairments (See Note 2)	23	28	—
Business realignment costs (See Note 2)	24	11	15
Other operating expense (income), net	5	(7)	(1)
Operating (loss) income	(41)	71	78
Interest expense, net	29	41	39
Affiliated interest expense, net (See Note 10)	53	51	47
Other non-operating expense (income), net	18	(4)	(18)
(Loss) income from continuing operations before income taxes and earnings from unconsolidated entities	(141)	(17)	10
Income tax (benefit) expense (See Note 15)	(45)	(4)	25
Loss from continuing operations before earnings from unconsolidated entities	(96)	(13)	(15)
Earnings (loss) from unconsolidated entities, net of taxes	1	(2)	(1)
Net loss from continuing operations	(95)	(15)	(16)
Net income from discontinued operations, net of taxes	—	8	3
Net loss	$(95)	$(7)	$(13)
See Notes to Consolidated Financial Statements

MOMENTIVE INTERNATIONAL HOLDINGS COOPERATIEF U.A.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
(In millions)	2012	2011	2010
	(Restated, See Note 1)
Net loss	$(95)	$(7)	$(13)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	6	(22)	(84)
(Loss) gain recognized from pension and postretirement benefits	(97)	7	—
Other comprehensive loss	(91)	(15)	(84)
Comprehensive loss	(186)	(22)	(97)
Comprehensive loss attributable to noncontrolling interest	1	—	—
Comprehensive loss attributable to Momentive International Holdings Cooperatief U.A.	$(185)	$(22)	$(97)
See Notes to Consolidated Financial Statements

MOMENTIVE INTERNATIONAL HOLDINGS COOPERATIEF U.A.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(In millions)	2012	2011	2010
	(Restated, See Note 1)
Cash flows provided by operating activities
Net loss	$(95)	$(7)	$(13)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	88	106	107
Allocations of corporate overhead, net (See Note 5)	9	9	14
Loss (gain) on foreign exchange guarantee agreement with parent (See Note 5)	8	(8)	13
Gain on settlement of affiliated balances, net (See Note 3)	—	(6)	—
Deferred tax benefit	(55)	(26)	(14)
Non-cash impairments and accelerated depreciation	25	29	—
Unrealized foreign exchange loss (gain)	17	2	(12)
Other non-cash adjustments	6	6	1
Net change in assets and liabilities:
Accounts receivable	(1)	41	(65)
Inventories	(6)	(26)	(41)
Accounts payable	67	(47)	118
Income taxes payable	(2)	(4)	15
Other assets, current and non-current	49	32	(1)
Other liabilities, current and non-current	(29)	7	11
Net cash provided by operating activities	81	108	133
Cash flows (used in) provided by investing activities
Capital expenditures	(66)	(64)	(66)
Capitalized interest	—	—	(1)
Proceeds from the sale of business, net of cash transferred	—	124	—
Proceeds from the sale of assets	1	—	7
Funds remitted to unconsolidated affiliates, net	(6)	—	—
Change in restricted cash	(15)	3	2
Proceeds from sale of (purchases of) debt securities, net	2	(2)	4
Net cash (used in) provided by investing activities	(84)	61	(54)
Cash flows used in financing activities
Net short-term debt borrowings (repayments)	2	8	(8)
Borrowings of long-term debt	3	332	633
Repayments of long-term debt	(209)	(356)	(663)
Affiliated loan borrowings (repayments), net	114	(87)	(18)
Capital contribution from parent	30	30	—
Deferred financing fees paid	—	—	(8)
Common stock dividends paid	—	(1)	—
Net cash used in financing activities	(60)	(74)	(64)
Effect of exchange rates on cash and cash equivalents	5	(6)	1
(Decrease) increase in cash and cash equivalents	(58)	89	16
Cash and cash equivalents (unrestricted) at beginning of year	161	72	56
Cash and cash equivalents (unrestricted) at end of year	$103	$161	$72
Supplemental disclosures of cash flow information
Cash paid for:
Interest, net	$81	$95	$78
Income taxes, net of cash refunds	12	17	25
Non-cash investing and financing activity:
Distribution to parent—acquisition of subsidiaries previously combined (See Note 1)	$—	$—	$(700)
Affiliate note assumed to acquire subsidiaries (See Note 1)	—	—	700
Contribution from parent—contribution of intercompany accounts receivable related to foreign exchange guarantee agreement with parent (See Note 5)	—	89	—
Distribution to parent—settlement of foreign exchange guarantee agreement with parent (See Note 5)	(5)	—	(78)
Contribution of ownership in subsidiary from parent (See Note 14)	67	—	—
See Notes to Consolidated Financial Statements

MOMENTIVE INTERNATIONAL HOLDINGS COOPERATIEF U.A.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(Restated, See Note 1)

(In millions)	Paid-in Capital (Deficit)	Loans Receivable from Parent	Accumulated Other Comprehensive Income (Loss) (a)	Accumulated Deficit	Total Momentive International Holdings Cooperatief U.A. Shareholders’ Equity (Deficit)	Noncontrolling Interest	Total
Balance at December 31, 2009	$629	$(549)	$2	$(60)	$22	$3	$25
Net loss	—	—	—	(13)	(13)	—	(13)
Other comprehensive loss	—	—	(84)	—	(84)	—	(84)
Distribution to parent—acquisition of subsidiaries previously combined through assumption of note payable to parent (See Note 1 and Note 10)	(697)	466	—	—	(231)	—	(231)
Distribution to parent—acquisition of subsidiaries previously combined for purposes of IAR divestiture	(3)	—	—	—	(3)	—	(3)
Translation adjustment and other non-cash changes in principal	—	(4)	—	—	(4)	—	(4)
Dividends declared	—	—	—	(1)	(1)	—	(1)
Distribution to parent—settlement of foreign exchange guarantee agreement with parent (See Note 5)	(78)	—	—	—	(78)	—	(78)
Allocations of corporate overhead (See Note 5)	14	—	—	—	14	—	14
Balance at December 31, 2010	(135)	(87)	(82)	(74)	(378)	3	(375)
Net loss	—	—	—	(7)	(7)	—	(7)
Other comprehensive loss	—	—	(15)	—	(15)	—	(15)
Net borrowings to parent	—	(142)	—	—	(142)	—	(142)
Translation adjustment and other non-cash changes in principal	—	25	—	—	25	—	25
Dividends declared	—	—	—	(1)	(1)	—	(1)
Capital contribution from parent	30	—	—	—	30	—	30
Capital contribution from parent—contribution of intercompany accounts receivable related to foreign exchange guarantee agreement with parent (See Note 5)	89	—	—	—	89	—	89
Allocations of corporate overhead (See Note 5)	9	—	—	—	9	—	9
Divestiture of IAR Business (See Note 3)	(5)	—	—	—	(5)	(2)	(7)
Balance at December 31, 2011	(12)	(204)	(97)	(82)	(395)	1	(394)
Net loss	—	—	—	(95)	(95)	—	(95)
Other comprehensive loss	—	—	(90)	—	(90)	(1)	(91)
Net borrowings to parent	—	(5)	—	—	(5)	—	(5)
Translation adjustment and other non-cash changes in principal	—	29	—	—	29	—	29
Capital contribution from parent	30	—	—	—	30	—	30
Allocations of corporate overhead (See Note 5)	9	—	—	—	9	—	9
Distribution to parent—settlement of foreign exchange guarantee agreement with parent (See Note 5)	(5)	—	—	—	(5)	—	(5)
Contribution of ownership in subsidiary from parent (See Note 14)	9	—	125	(67)	67	—	67
Deconsolidation of noncontrolling interest in subsidiary held by parent (See Note 2)	(1)	—	—	(2)	(3)	—	(3)
Balance at December 31, 2012	$30	$(180)	$(62)	$(246)	$(458)	$—	$(458)

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
Restatement of Previously Issued Financial Statements
During the third quarter of 2013, the Company discovered an error in income tax (benefit) expense and related deferred income tax balances recorded in the Company’s Consolidated Statement of Operations for the year ended December 31, 2012 and the Company’s Consolidated Balance Sheet at December 31, 2012. The error related to the calculation of the valuation allowance on deferred tax assets related to our Netherlands subsidiary.
In the third quarter of 2013, the Company discovered an error in affiliated interest expense and affiliated payables recorded in the Company’s Consolidated Statement of Operations for the year ended December 31, 2012 and the Company’s Consolidated Balance Sheet at December 31, 2012. The error related to an agreement with MSC whereby MSC agreed to hold the Company neutral for any interest income or expense incurred by the Company for income tax purposes associated with certain of its its affiliated loans that were entered into under an internal cash management agreement.
The following table summarizes the impact of the restatement on the balances originally reported in the Company’s Consolidated Financial Statements for the specified periods. The table also reflects adjustments to the balances originally reported in the Company’s Consolidated Financial Statements to correct for losses on the disposal of certain assets, as further discussed below:

Consolidated Balance Sheet:	As Previously Reported	Adjustments	As Restated
December 31, 2012
Other assets, net	$50	$12	$62
Total assets	1,670	12	1,682
Accounts payable to affiliates	86	7	93
Other long-term liabilities	72	(7)	65
Accumulated deficit	(258)	12	(246)

Consolidated Statement of Operations:
Year ended December 31, 2012
Other operating expense, net	$8	$(3)	$5
Other non-operating expense, net	11	7	18
Income tax benefit	(26)	(19)	(45)
Loss from continuing operations before earnings from unconsolidated entities	(111)	15	(96)
Net loss from continuing operations	(110)	15	(95)
Net loss	(110)	15	(95)

Consolidated Statement of Comprehensive Loss:	As Previously Reported	Adjustments	As Restated
Year ended December 31, 2012
Net loss	$(110)	$15	$(95)
Comprehensive loss	(201)	15	(186)
Comprehensive loss attributable to Momentive International Holdings Cooperatief U.A.	(200)	15	(185)

Consolidated Statement of Cash Flows:
Year ended December 31, 2012
Net loss	$(110)	$15	$(95)
Deferred tax benefit	(36)	(19)	(55)
Other non-cash adjustments	9	(3)	6
Accounts payable	60	7	67

Consolidated Statement of Deficit:
Year ended December 31, 2012
Net loss	$(110)	$15	$(95)
Accumulated deficit	(258)	12	(246)
Revision of Previously Issued Financial Statements
The Company revised the Consolidated Financial Statements for the years ended December 31, 2011 and 2010 to correct for losses on the disposal of certain assets, which were previously disclosed and recorded as an out of period error in the Company’s originally filed Consolidated Financial Statements for the year ended December 31, 2012. As a result of recording these revisions, the Company’s loss from continuing operations before income tax decreased by $3 and net income increased by $3 for the year ended December 31, 2012. Of the $3 decrease to loss from continuing operations before income tax, approximately $1 and $2 has been recorded in the years ended December 31, 2011 and 2010, respectively. Management does not believe these revisions are material to the Consolidated Financial Statements for the years ended December 31, 2012, 2011 or 2010. These adjustments are summarized in the table above.
Additionally, as disclosed in the Company’s originally filed Consolidated Financial Statements for the year ended December 31, 2012, the Company revised the Consolidated Balance Sheet as of December 31, 2011 and the Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010 to correct for the classification of certain outstanding checks that were originally classified as “Accounts payable.” The amounts have now been properly classified as a reduction to “Cash and cash equivalents.” Management does not believe these revisions were material to the Company’s Consolidated Financial Statements. The impacts of correcting the financial statements for the specified periods are as follows:

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
Cash Pooling Agreement Guarantee
In March 2012, the Company entered into a guarantee agreement with MSC whereby MSC agreed to hold the Company neutral for any interest income or expense exposure incurred by the Company for income tax purposes associated certain of its affiliated loans that were entered into under an internal cash management agreement. In connection with this agreement, the Company recorded expense of $7 for the year ended December 31, 2012, which has been recorded within “Other non-operating expense (income), net” in the Consolidated Statement of Operations.
At December 31, 2012 and 2011, the Company had affiliated receivables of $58 and $41, respectively, and affiliated payables of $93 and $46, respectively, pertaining to the related party transactions described above.
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
15. Income Taxes
Income tax (benefit) expense for the Company for the years ended December 31, is as follows:

	2012	2011	2010
Current
Federal	$(8)	$2	$33
Foreign	18	19	9
Total current	10	21	42
Deferred
Federal	(55)	(13)	(17)
Foreign	—	(12)	—
Total deferred	(55)	(25)	(17)
Income tax (benefit) expense	$(45)	$(4)	$25
A reconciliation of the Company’s combined differences between income taxes computed at the Dutch federal statutory tax rate of 25.0% and provisions for income taxes for the years ended December 31, are as follows:

	2012	2011	2010
Income taxes computed at federal statutory tax rate	$(35)	$(4)	$3
Foreign rate differentials	(5)	(13)	(16)
Losses and other expenses not deductible for tax	4	2	4
Increase in the taxes due to changes in valuation allowance	15	10	11
Additional tax (benefit) expense on foreign unrepatriated earnings	(33)	—	1
Additional expense for uncertain tax positions	13	1	23
Changes in enacted tax rates	—	—	(1)
Adjustment of prior estimates and other	(4)	—	—
Income tax (benefit) expense	$(45)	$(4)	$25

The domestic and foreign components of the Company’s (loss) income before income taxes for the years ended December 31, is as follows:

	2012	2011	2010
Domestic	$(153)	$(48)	$(24)
Foreign	12	31	34
Total	$(141)	$(17)	$10

The tax effects of the Company’s significant temporary differences and net operating loss and credit carryforwards which comprise the deferred tax assets and liabilities at December 31, 2012 and 2011, are as follows:

	2012	2011
Assets
Non-pension post-employment	$2	$2
Accrued and other expenses	8	8
Property, plant and equipment	3	3
Intangibles	2	2
Net operating loss and credit carryforwards	93	78
Pension liabilities	36	3
Gross deferred tax assets	144	96
Valuation allowance	(59)	(34)
Net deferred tax asset	85	62
Liabilities
Property, plant and equipment	(57)	(77)
Unrepatriated earnings of foreign subsidiaries	—	(33)
Intangibles	(14)	(13)
Gross deferred tax liabilities	(71)	(123)
Net deferred tax asset (liability)	$14	$(61)
The following table summarizes the presentation of the net deferred tax asset (liability) in the Consolidated Balance Sheets at December 31:

Assets	2012	2011
Current deferred income taxes (Other current assets)	$7	$10
Long-term deferred income taxes (Other assets)	22	4
Liabilities
Current deferred income taxes (Other current liabilities)	—	—
Long-term deferred income taxes	(15)	(75)
Net deferred tax asset (liability)	$14	$(61)
The Company’s deferred tax assets primarily include domestic and foreign net operating loss carryforwards and disallowed interest carryforwards. As of December 31, 2012, the domestic net operating loss carryforwards available are $188, which expire starting 2018. A valuation allowance of $8 has been provided against a portion of these attributes. The foreign net operating loss carryforwards and disallowed interest carryforwards available are $183, related primarily to Germany. These tax attributes have an unlimited carryover and do not expire. A valuation allowance of $51 has been provided against these foreign tax attributes.
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

As discussed in Note 5 to the consolidated financial statements, the Company has entered into significant transactions with Momentive Specialty Chemicals Inc. Due to the significance of the related party transactions, the accompanying consolidated financial statements may not be indicative of the operating results and cash flows of the Company had it operated as a standalone entity.

As discussed in Note 1 to the consolidated financial statements, the Company restated its 2012 consolidated financial statements to correct an error.

/s/ PricewaterhouseCoopers
Columbus, Ohio
April 1, 2013, except for the restatement described in Note 1 to the consolidated financial statements as to which the date is November 7, 2013