Form 10-Q
period 2013-09-30
MOMENTIVE SPECIALTY CHEMICALS INC.
filed 2013-11-13
CIK 13239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on November 1, 2013: 82,556,847

MOMENTIVE SPECIALTY CHEMICALS INC.

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions, except share data)	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $14 and $18, respectively)	$346	$419
Short-term investments	5	5
Accounts receivable (net of allowance for doubtful accounts of $16 and $17, respectively)	668	527
Inventories:
Finished and in-process goods	304	262
Raw materials and supplies	135	105
Other current assets	93	81
Total current assets	1,551	1,399
Investment in unconsolidated entities	49	42
Deferred income taxes	346	360
Other assets, net	131	109
Property and equipment:
Land	91	90
Buildings	310	305
Machinery and equipment	2,438	2,384
	2,839	2,779
Less accumulated depreciation	(1,687)	(1,612)
	1,152	1,167
Goodwill	169	169
Other intangible assets, net	84	91
Total assets	$3,482	$3,337
Liabilities and Deficit
Current liabilities:
Accounts payable	$516	$418
Debt payable within one year	82	76
Interest payable	90	63
Income taxes payable	30	4
Accrued payroll and incentive compensation	52	40
Other current liabilities	127	129
Total current liabilities	897	730
Long-term liabilities:
Long-term debt	3,704	3,419
Long-term pension and post employment benefit obligations	307	309
Deferred income taxes	19	18
Other long-term liabilities	168	159
Total liabilities	5,095	4,635
Commitments and contingencies (See Note 7)
Deficit
Common stock—$0.01 par value; 300,000,000 shares authorized, 170,605,906 issued and 82,556,847 outstanding at September 30, 2013 and December 31, 2012	1	1
Paid-in capital	521	752
Treasury stock, at cost—88,049,059 shares	(296)	(296)
Note receivable from parent	—	(24)
Accumulated other comprehensive loss	(77)	(77)
Accumulated deficit	(1,762)	(1,654)
Total deficit	(1,613)	(1,298)
Total liabilities and deficit	$3,482	$3,337
See Notes to Condensed Consolidated Financial Statements

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Net sales	$1,249	$1,177	$3,691	$3,672
Cost of sales	1,092	1,037	3,239	3,189
Gross profit	157	140	452	483
Selling, general and administrative expense	93	74	274	238
Asset impairments	—	—	7	23
Business realignment costs	4	11	15	29
Other operating expense, net	2	4	4	3
Operating income	58	51	152	190
Interest expense, net	77	66	227	198
Loss on extinguishment of debt	—	—	6	—
Other non-operating (income) expense, net	(2)	(2)	1	(1)
Loss before income tax and (losses) earnings from unconsolidated entities	(17)	(13)	(82)	(7)
Income tax expense (benefit)	57	(351)	31	(349)
(Loss) income before (losses) earnings from unconsolidated entities	(74)	338	(113)	342
(Losses) earnings from unconsolidated entities, net of taxes	(2)	4	5	15
Net (loss) income	$(76)	$342	$(108)	$357
See Notes to Condensed Consolidated Financial Statements

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Net (loss) income	$(76)	$342	$(108)	$357
Other comprehensive income, net of tax:
Foreign currency translation adjustments	24	18	(8)	3
Gain recognized from pension and postretirement benefits	4	1	7	1
Net losses on cash flow hedges reclassified to earnings	—	—	1	1
Other comprehensive income	28	19	—	5
Comprehensive (loss) income	$(48)	$361	$(108)	$362
See Notes to Condensed Consolidated Financial Statements

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(In millions)	2013	2012
Cash flows (used in) provided by operating activities
Net (loss) income	$(108)	$357
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	113	115
Deferred tax expense (benefit)	30	(366)
Non-cash asset impairments and accelerated depreciation	7	31
Loss on extinguishment of debt	6	—
Unrealized foreign currency (gains) losses	(29)	18
Other non-cash adjustments	1	2
Net change in assets and liabilities:
Accounts receivable	(138)	(81)
Inventories	(70)	(58)
Accounts payable	94	34
Income taxes payable	32	(2)
Other assets, current and non-current	3	14
Other liabilities, current and long-term	36	(43)
Net cash (used in) provided by operating activities	(23)	21
Cash flows used in investing activities
Capital expenditures	(96)	(92)
Capitalized interest	(1)	—
(Purchases of) proceeds from the sale of debt securities, net	(1)	2
Change in restricted cash	4	—
Investment in unconsolidated affiliates, net	(13)	(1)
Proceeds from sale of assets	1	10
Net cash used in investing activities	(106)	(81)
Cash flows provided by (used in) financing activities
Net short-term debt borrowings (repayments)	16	(7)
Borrowings of long-term debt	1,128	451
Repayments of long-term debt	(1,045)	(479)
Repayment of advance from affiliates	—	(7)
Long-term debt and credit facility financing fees	(37)	(13)
Capital contribution from parent	—	16
Common stock dividends paid	—	(2)
Net cash provided by (used in) financing activities	62	(41)
Effect of exchange rates on cash and cash equivalents	(2)	4
Decrease in cash and cash equivalents	(69)	(97)
Cash and cash equivalents (unrestricted) at beginning of period	401	416
Cash and cash equivalents (unrestricted) at end of period	$332	$319
Supplemental disclosures of cash flow information
Cash paid for:
Interest, net	$193	$191
Income taxes (refunded) paid, net	(4)	17
Non-cash financing activities:
Non-cash issuance of debt in exchange for loans of parent (See Note 6)	$200	$—
Non-cash distribution declared to parent (See Note 3)	208	—
Settlement of note receivable from parent (See Note 3)	24	—
Non-cash capital contribution from parent	—	218
See Notes to Condensed Consolidated Financial Statements

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATED STATEMENT OF DEFICIT (Unaudited)

(In millions)	Common Stock	Paid-in Capital	Treasury Stock	Note Receivable From Parent	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2012	$1	$752	$(296)	$(24)	$(77)	$(1,654)	$(1,298)
Net loss	—	—	—	—	—	(108)	(108)
Stock-based compensation expense	—	2	—	—	—	—	2
Distribution declared to parent ($0.01 per share)	—	(1)	—	—	—	—	(1)
Settlement of note receivable from parent (See Note 3)	—	(24)	—	24	—	—	—
Non-cash distribution declared to parent ($2.52 per share)	—	(208)	—	—	—	—	(208)
Balance at September 30, 2013	$1	$521	$(296)	$—	$(77)	$(1,762)	$(1,613)

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In millions, except share data)
1. Background and Basis of Presentation
Based in Columbus, Ohio, Momentive Specialty Chemicals Inc., (which may be referred to as “MSC” or the “Company”) serves global industrial markets through a broad range of thermoset technologies, specialty products and technical support for customers in a diverse range of applications and industries. The Company’s business is organized based on the products offered and the markets served. At September 30, 2013, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins.
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
The Company revised the unaudited Condensed Consolidated Statement of Operations for the nine months ended September 30, 2012 to correct for losses on the disposal of certain assets, which were previously disclosed and recorded as an out of period error. As a result of recording these revisions, the Company’s loss before income tax and earnings from unconsolidated entities decreased by $3 and net income increased by $3. Management does not believe these revisions are material to the unaudited Condensed Consolidated Financial Statements.
The Company also revised the unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 to correct for the classification of accelerated depreciation of less than $1 and $7, respectively, that was originally classified in “Other operating expense (income), net.” The amount has now been properly classified in “Cost of sales.”
Further, the Company revised the unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 to correct for the overstatement of income tax benefit of $22. The correction resulted in a decrease in income tax benefit of $22 for the three and nine months ended September 30, 2012. Management does not believe this revision was material to the Company’s unaudited Condensed Consolidated Financial Statements.
Finally, the Company revised the unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2012 to correct for the classification of certain outstanding checks that were originally classified as “Accounts payable.” The amounts have now been properly classified as a reduction to “Cash and cash equivalents.” Management does not believe these revisions were material to the Company’s unaudited Condensed Consolidated Financial Statements. The impacts of correcting the unaudited Condensed Consolidated Statement of Cash Flows for the specified period are as follows:

Consolidated Statement of Cash Flows:	As Previously Reported	Adjustments	As Revised
Net cash provided by operating activities	$27	$(6)	$21
Cash and cash equivalents (unrestricted) at beginning of period	428	(12)	416
Cash and cash equivalents (unrestricted) at end of period	337	(18)	319
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
During the nine months ended September 30, 2013, as a result of the likelihood that certain long-lived assets would be disposed of before the end of their estimated useful lives, resulting in lower future cash flows associated with these assets, the Company recorded impairments of $7 on these assets in its Epoxy, Phenolic and Coating Resins segment.
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
In addition, the Company recorded accelerated depreciation of $1 and $7 related to closing facilities during the three and nine months ended September 30, 2012, respectively.
Subsequent Events—The Company has evaluated events and transactions subsequent to September 30, 2013 through November 13, 2013, the date of issuance of its unaudited Condensed Consolidated Financial Statements.
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
Newly Issued Accounting Standards
In July 2013, the FASB issued Accounting Standards Update No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 amended existing income tax guidance and is intended to reduce the diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses or tax credit carryforwards exist. ASU 2013-11 will be effective for the Company on January 1, 2014. The Company is currently assessing the impact of the adoption of ASU 2013-11 on its financial statements.
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

During both the three months ended September 30, 2013 and 2012 and during both the nine months ended September 30, 2013 and 2012, the Company recognized expense under the Management Consulting Agreement of $1 and $2, respectively. This amount is included in “Other operating expense (income), net” in the Company’s unaudited Condensed Consolidated Statements of Operations.
Shared Services Agreement
On October 1, 2010, in conjunction with the Momentive Combination, the Company entered into a shared services agreement with MPM, as amended on March 17, 2011 (the “Shared Services Agreement”). Under this agreement, the Company provides to MPM, and MPM provides to the Company, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between the Company and MPM. Pursuant to this agreement, during the nine months ended September 30, 2013 and 2012, the Company incurred approximately $90 and $111, respectively, of net costs for shared services and MPM incurred approximately $67 and $106, respectively, of net costs for shared services. Included in the net costs incurred during the nine months ended September 30, 2013 and 2012, were net billings from the Company to MPM of $21 and $16, respectively, to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to the applicable allocation percentage. The allocation percentage was initially set at 51% for the Company and 49% for MPM at the inception of the agreement. Following a routine review by the Steering Committee in accordance with the terms of the Shared Services Agreement, the allocation percentage for 2013 was set at 57% for the Company and 43% for MPM. During the nine months ended September 30, 2013 and 2012, the Company realized approximately $6 and $19, respectively, in cost savings as a result of the Shared Services Agreement. The Company had accounts receivable from MPM of $2 and less than $1 as of September 30, 2013 and December 31, 2012, respectively, and accounts payable to MPM of less than $1 at both September 30, 2013 and December 31, 2012.
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
During the nine months ended September 30, 2013, in conjunction with the 2013 Refinancing Transactions (see Note 6), the loan receivable from MSC Holdings was settled for no consideration at the direction of MSC Holdings. As a result, the Company accounted for the settlement of the loan as a distribution to MSC Holdings of $24, which was recognized in “Paid-in Capital” in the unaudited Condensed Consolidated Balance Sheets. Additionally, during the nine months ended September 30, 2013, the Company declared a distribution to MSC Holdings of $208 in connection with the retirement of the outstanding $247 aggregate principal amount of the MSC Holdings LLC PIK Facility held by an unaffiliated third party, in conjunction with the 2013 Refinancing Transactions.
Purchases and Sales of Products and Services with MPM
The Company also sells products to, and purchases products from, MPM pursuant to a Master Buy/Sell Agreement dated as of September 6, 2012 (the “Master Buy/Sell Agreement”). Prices under the agreement are determined by a formula based upon certain third party sales of the applicable product, or in the event that no qualifying third party sales have taken place, based upon the average contribution margin generated by certain third party sales of products in the same or a similar industry. The standard terms and conditions of the seller in the applicable jurisdiction apply to transactions under the Master Buy/Sell Agreement. A subsidiary of MPM also acts as a non-exclusive distributor in India for certain of the Company’s subsidiaries pursuant to Distribution Agreements dated as of September 6, 2012 (the “Distribution Agreements”). Prices under the Distribution Agreements are determined by a formula based on the weighted average sales price of the applicable product less a margin. The Master Buy/Sell Agreement and Distribution Agreements have initial terms of 3 years and may be terminated for convenience by either party thereunder upon 30 days’ prior notice in the case of the Master/Buy Sell Agreement and upon 90 days’ prior notice in the case of the Distribution Agreements. Pursuant to these agreements and other purchase orders, during the three months ended September 30, 2013 and 2012, the Company sold $1 and less than $1, respectively, of products to MPM and purchased $2 and $4, respectively. During the nine months ended September 30, 2013 and 2012, the Company sold $1 and less than $1, respectively, of products to MPM and purchased $4 and $6, respectively. As of September 30, 2013 and December 31, 2012, the Company had less than $1 of accounts receivable from MPM and $1 and less than $1, respectively, of accounts payable to MPM related to these agreements.
Purchases and Sales of Products and Services with Affiliates Other than MPM
The Company sells products to various Apollo affiliates other than MPM. These sales were $25 and $5 for the three months ended September 30, 2013 and 2012, respectively, and $91 and $10 for the nine months ended September 30, 2013 and 2012, respectively. Accounts receivable from these affiliates were $10 and $26 at September 30, 2013 and December 31, 2012, respectively. The Company also purchases raw materials and services from various Apollo affiliates other than MPM. These purchases were $37 and $9 for the three months ended September 30, 2013 and 2012, respectively, and $103 and $25 for the nine months ended September 30, 2013 and 2012, respectively. The Company had accounts payable to these affiliates of $1 and $4 at September 30, 2013 and December 31, 2012, respectively.

Participation of Apollo Global Securities in Refinancing Transactions
During the nine months ended September 30, 2013, Apollo Global Securities, LLC (“AGS”), an affiliate of Apollo, acted as one of the initial purchasers and received approximately $1 in connection with the sale of an additional $1,100 aggregate principal amount of the Company’s 6.625% First-Priority Senior Secured Notes due 2020. AGS also received $1 in structuring fees in connection with the 2013 Refinancing Transactions.
During the nine months ended September 30, 2012, AGS acted as one of the initial purchasers and received approximately $1 in connection with the sale of $450 aggregate principal amount of the Company’s 6.625% First-Priority Senior Secured Notes due 2020.
Other Transactions and Arrangements
Momentive Holdings purchases insurance policies which also cover the Company and MPM. Amounts are billed to the Company based on the Company’s relative share of the insurance premiums. Momentive Holdings billed the Company $13 for both the three and nine months ended September 30, 2013 and $12 for both the three and nine months ended September 30, 2012. The Company had accounts payable to Momentive Holdings of $6 and $4 under these arrangements at September 30, 2013 and December 31, 2012, respectively.
The Company sells finished goods to, and purchases raw materials from, its foundry joint venture between the Company and HA-USA Inc. (“HAI”). The Company also provides toll-manufacturing and other services to HAI. The Company’s investment in HAI is recorded under the equity method of accounting, and the related sales and purchases are not eliminated from the Company’s unaudited Condensed Consolidated Financial Statements. However, any profit on these transactions is eliminated in the Company’s unaudited Condensed Consolidated Financial Statements to the extent of the Company’s 50% interest in HAI. Sales and services provided to HAI were $25 and $28 for the three months ended September 30, 2013 and 2012, respectively, and $78 and $84 for the nine months ended September 30, 2013 and 2012, respectively. Accounts receivable from HAI were $17 and $16 at September 30, 2013 and December 31, 2012, respectively. Purchases from HAI were $21 and $6 for the three months ended September 30, 2013 and 2012, respectively, and $52 and $30 for the nine months ended September 30, 2013 and 2012, respectively. The Company had accounts payable to HAI of $7 and $6 at September 30, 2013 and December 31, 2012, respectively. Additionally, HAI declared dividends to the Company of $15 and $13 during the nine months ended September 30, 2013 and 2012, respectively. No amounts remain outstanding related to these previously declared dividends as of September 30, 2013.
The Company’s purchase contracts with HAI represent a significant portion of HAI’s total revenue, and this factor results in the Company absorbing the majority of the risk from potential losses or the majority of the gains from potential returns. However, the Company does not have the power to direct the activities that most significantly impact HAI, and therefore, does not consolidate HAI. The carrying value of HAI’s assets were $63 and $52 at September 30, 2013 and December 31, 2012, respectively. The carrying value of HAI’s liabilities were $22 and $18 at September 30, 2013 and December 31, 2012, respectively.
In February 2013, the Company and HAI resolved a dispute regarding raw material pricing. As part of the resolution, the Company will provide discounts to HAI on future purchases of dry and liquid resins totaling $16 over a period of three years. The $16 settlement was recorded net of $8 of income during the year ended December 31, 2012, which represented the Company’s benefit from the discounts due to its 50% ownership interest in HAI. During the three and nine months ended September 30, 2013, the Company issued $1 and $3, respectively, of discounts to HAI under this agreement.
The Company had a loan receivable from its unconsolidated forest products joint venture in Russia of less than $1 as of December 31, 2012. The Company also had royalties receivable from its unconsolidated forest products joint venture in Russia of $6 and $5 as of September 30, 2013 and December 31, 2012, respectively.
As of September 30, 2013, the Company had approximately $11 of cash on deposit as collateral for a loan that was extended by a third party to one of the Company’s unconsolidated joint ventures, which is classified as restricted cash.
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

Recurring Fair Value Measurements
Following is a summary of assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012:

	Fair Value Measurements Using			Total
	Level 1	Level 2	Level 3
September 30, 2013
Derivative liabilities	$—	$—	$—	$—
December 31, 2012
Derivative liabilities	$—	$(1)	$—	$(1)
Level 1 derivative liabilities primarily consist of financial instruments traded on exchange or futures markets. Level 2 derivative liabilities consist of derivative instruments transacted primarily in over-the-counter markets.
There were no transfers between Level 1, Level 2 or Level 3 measurements during the three or nine months ended September 30, 2013 or 2012.
The Company calculates the fair value of its Level 1 derivative liabilities using quoted market prices. The Company calculates the fair value of its Level 2 derivative liabilities using standard pricing models with market-based inputs, adjusted for nonperformance risk. When its financial instruments are in a liability position, the Company evaluates its credit risk as a component of fair value. At both September 30, 2013 and December 31, 2012, no adjustment was made by the Company to reduce its derivative liabilities for nonperformance risk.
When its financial instruments are in an asset position, the Company is exposed to credit loss in the event of nonperformance by other parties to these contracts and evaluates their credit risk as a component of fair value.
Non-recurring Fair Value Measurements
The Company recorded losses of $7 as a result of measuring assets at fair value on a non-recurring basis during the nine months ended September 30, 2013, which were valued using Level 3 inputs.
During the nine months ended September 30, 2013, as a result of the likelihood that certain long-lived assets would be disposed of before the end of their estimated useful lives, resulting in lower future cash flows associated with these assets, the Company wrote down long-lived assets with a carrying value of $8 to fair value of $1, resulting in an impairment charge of $7 within its Epoxy, Phenolic and Coating Resins segment. These assets were valued by using a discounted cash flow analysis based on assumptions that market participants would use. Significant unobservable inputs in the model included projected short-term future cash flows associated with these long-lived assets through the projected disposal date. Future projected short-term cash flows were derived from forecast models based upon budgets prepared by the Company’s management.
The Company recorded losses of $23 as a result of measuring assets at fair value on a non-recurring basis during the nine months ended September 30, 2012, all of which were valued using Level 3 inputs.
During the nine months ended September 30, 2012, as a result of the likelihood that certain long-lived assets would be disposed of before the end of their estimated useful lives, resulting in lower future cash flows associated with these assets, the Company wrote down long-lived assets with a carrying value of $26 to fair value of $5, resulting in impairment charges of $15 and $6 within its Epoxy, Phenolic and Coating Resins and Forest Products Resins segments, respectively. These assets were valued by using a discounted cash flow analysis based on assumptions that market participants would use. Significant unobservable inputs in the model included projected short-term future cash flows, projected growth rates and discount rates associated with these long-lived assets. Future projected short-term cash flows and growth rates were derived from probability-weighted forecast models based upon budgets prepared by the Company’s management. These projected future cash flows were discounted using rates ranging from 2% to 3%.
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

Non-derivative Financial Instruments
The following table summarizes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
September 30, 2013
Debt	$3,786	$—	$3,771	$10	$3,781
December 31, 2012
Debt	$3,495	$—	$3,410	$11	$3,421
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

The following tables summarize the Company’s derivative financial instruments, which are recorded as “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets:

	September 30, 2013		December 31, 2012
Liability Derivatives	Notional Amount	Fair Value Liability	Notional Amount	Fair Value Liability
Derivatives designated as hedging instruments:
Interest Rate Swaps
Interest swap – 2010	$—	$—	$325	$—
Total		$—		$—

Derivatives not designated as hedging instruments:
Interest Rate Swap
Australian dollar interest swap	$6	$—	$6	$—
Commodity Contracts
Electricity contracts	2	—	3	(1)
Natural gas futures	1	—	3	—
Total		$—		$(1)

Derivatives Not Designated as Hedging Instruments	Gain (Loss) Recognized in Income on Derivative for the Three Months Ended:		Location of Gain (Loss) Recognized in Income on Derivative
	September 30, 2013	September 30, 2012
Commodity Contracts
Electricity contracts	$—	$(1)	Cost of sales
Natural gas futures	—	(1)	Cost of sales
Total	$—	$(2)

Derivatives Not Designated as Hedging Instruments	Gain (Loss) Recognized in Income on Derivative for the Nine Months Ended:		Location of Gain (Loss) Recognized in Income on Derivative
	September 30, 2013	September 30, 2012
Commodity Contracts
Electricity contracts	$—	$—	Cost of sales
Natural gas futures	—	(2)	Cost of sales
Total	$—	$(2)

6. Debt Obligations
Debt outstanding at September 30, 2013 and December 31, 2012 is as follows:

	September 30, 2013		December 31, 2012
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
Senior Secured Credit Facilities:
Floating rate term loans due 2015	$—	$—	$895	$15
Senior Secured Notes:
6.625% First-Priority Senior Secured Notes due 2020 (includes $7 of unamortized debt premium at September 30, 2013)	1,557	—	450	—
8.875% Senior Secured Notes due 2018 (includes $4 and $6 of unamortized debt discount at September 30, 2013 and December 31, 2012, respectively)	1,196	—	994	—
Floating rate Second-Priority Senior Secured Notes due 2014	—	—	120	—
9.00% Second-Priority Senior Secured Notes due 2020	574	—	574	—
Debentures:
9.2% debentures due 2021	74	—	74	—
7.875% debentures due 2023	189	—	189	—
8.375% sinking fund debentures due 2016	40	20	60	2
Other Borrowings:
Australia Facility due 2014	38	4	31	5
Brazilian bank loans	15	48	18	41
Capital Leases	9	1	10	1
Other	12	9	4	12
Total	$3,704	$82	$3,419	$76
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
The ABL Facility has a five-year term unless, on the date that is 91 days prior to the scheduled maturity of the 8.875% Senior Secured Notes due 2018, more than $50 aggregate principal amount of 8.875% Senior Secured Notes due 2018 is outstanding, in which case the ABL Facility will mature on such earlier date. Availability under the ABL Facility is $400, subject to a borrowing base based on a specified percentage of eligible accounts receivable and inventory. The borrowers under the ABL Facility include the Company and Momentive Specialty Chemicals Canada Inc., Momentive Specialty Chemicals B.V., Momentive Specialty Chemicals UK Limited and Borden Chemical UK Limited, each a wholly owned subsidiary of the Company. The ABL Facility bears interest at a floating rate based on, at the Company's option, an adjusted LIBOR rate plus an initial applicable margin of 2.25% or an alternate base rate plus an initial applicable margin of 1.25%. From and after the date of delivery of the Company's financial statements for the first fiscal quarter ended after the effective date of the ABL Facility, the applicable margin for such borrowings will be adjusted depending on the availability under the ABL Facility. As of September 30, 2013, the applicable margin for LIBOR rate loans was 1.75% and for alternate base rate loans was 0.75%. In addition to paying interest on outstanding principal under the ABL Facility, the Company is required to pay a commitment fee to the lenders in respect of the unutilized commitments at an initial rate equal to 0.50% per annum, subject to adjustment depending on the usage. The ABL Facility does not have any financial maintenance covenants, other than a fixed charge coverage ratio of 1.0 to 1.0 that only applies if availability under the ABL Facility is less than the greater of (a) $40 and (b) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time. The fixed charge coverage ratio under the credit agreement governing the ABL Facility is generally defined as the ratio of (a) Adjusted EBITDA minus non-financed capital expenditures and cash taxes to (b) debt service plus cash interest expense plus certain restricted payments, each measured on a last twelve months, or LTM, basis. The ABL Facility is secured by, among other things, first-priority liens on most of the inventory and accounts receivable and related assets of the Company, its domestic subsidiaries and certain of its foreign subsidiaries (the “ABL Priority Collateral”), and by second-priority liens on certain collateral that generally includes most of the Company’s, its domestic subsidiaries’ and certain of its foreign subsidiaries’ assets other than the ABL Priority Collateral, in each case subject to certain exceptions and permitted liens. Available borrowings under the ABL Facility were $368 as of September 30, 2013, and there were no outstanding borrowings under the ABL Facility as of September 30, 2013.
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
Environmental Institution of Paraná IAP—On August 10, 2005, the Environmental Institute of Paraná (IAP), an environmental agency in the State of Paraná, provided Hexion Quimica Industria, the Company’s Brazilian subsidiary, with notice of an environmental assessment in the amount of 12 Brazilian reais. The assessment related to alleged environmental damages to the Paranagua Bay caused in November 2004 from an explosion on a shipping vessel carrying methanol purchased by the Company. The investigations performed by the public authorities have not identified any actions of the Company that contributed to or caused the accident. The Company responded to the assessment by filing a request to have it cancelled and by obtaining an injunction precluding execution of the assessment pending adjudication of the issue. In November 2010, the Court denied the Company’s request to cancel the assessment and lifted the injunction that had been issued. The Company responded to the ruling by filing an appeal in the State of Paraná Court of Appeals. In March 2012, the Company was informed that the Court of Appeals had denied the Company’s appeal. The Company continues to believe that the assessment is invalid, and on June 4, 2012 it filed appeals to the Superior Court of Justice and the Supreme Court of Brazil. The Company continues to believe it has strong defenses against the validity of the assessment, and does not believe that a loss is probable. At September 30, 2013, the amount of the assessment, including tax, penalties, monetary correction and interest, is 32 Brazilian reais, or approximately $14.
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
The following table summarizes all probable environmental remediation, indemnification and restoration liabilities, including related legal expenses, at September 30, 2013 and December 31, 2012:

	Number of Sites		Liability		Range of Reasonably Possible Costs
Site Description	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	Low	High
Geismar, LA	1	1	$16	$17	$10	$24
Superfund and offsite landfills – allocated share:
Less than 1%	16	22	1	1	1	2
Equal to or greater than 1%	12	12	6	6	5	13
Currently-owned	12	13	8	7	5	13
Formerly-owned:
Remediation	11	11	6	2	6	17
Monitoring only	4	4	1	1	—	1
Total	56	63	$38	$34	$27	$70

These amounts include estimates for unasserted claims that the Company believes are probable of loss and reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of a range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. At September 30, 2013 and December 31, 2012, $12 and $9, respectively, has been included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets with the remaining amount included in “Other long-term liabilities.”
Following is a discussion of the Company’s environmental liabilities and the related assumptions at September 30, 2013:
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
Sites Under Current Ownership—The Company is conducting environmental remediation at a number of locations that it currently owns, of which nine sites are no longer in operation. As the Company is performing a portion of the remediation on a voluntary basis, it has some control over the costs to be incurred and the timing of cash flows. The Company expects to pay approximately $5 of these liabilities within the next five years, with the remainder over the next ten years. The factors influencing the ultimate outcome include the methods of remediation elected, the conclusions and assessment of site studies remaining to be completed, and the time period required to complete the work. No other parties are responsible for remediation at these sites.
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

Non-Environmental Legal Matters
The Company is involved in various legal proceedings in the ordinary course of business and had reserves of $19 and $22 at September 30, 2013 and December 31, 2012, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable. At September 30, 2013 and December 31, 2012, $9 and $8, respectively, has been included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets, with the remaining amount included in “Other long-term liabilities.”
Following is a discussion of significant non-environmental legal proceedings:
Brazil Tax Claim— On October 15, 2012, the Appellate Court for the State of Sao Paulo rendered a unanimous decision in favor of the Company on this claim, which has been pending since 1992. In 1992, the State of Sao Paulo Administrative Tax Bureau issued an assessment against the Company’s Brazilian subsidiary claiming that excise taxes were owed on certain intercompany loans made for centralized cash management purposes. These loans and other internal flows of funds were characterized by the Tax Bureau as intercompany sales. Since that time, management and the Tax Bureau have held discussions and the Company filed an administrative appeal seeking cancellation of the assessment. The Administrative Court upheld the assessment in December 2001. In 2002, the Company filed a second appeal with the highest-level Administrative Court, again seeking cancellation of the assessment. In February 2007, the highest-level Administrative Court upheld the assessment. The Company requested a review of this decision. On April 23, 2008, the Brazilian Administrative Tax Tribunal issued its final decision upholding the assessment against the Company. The Company filed an Annulment action in the Brazilian Judicial Courts in May 2008 along with a request for an injunction to suspend the tax collection. The injunction was granted upon the Company pledging certain properties and assets in Brazil during the pendency of the Annulment action in lieu of depositing an amount equivalent to the assessment with the Court. In September 2010, in the Company’s favor, the Court adopted its appointed expert’s report finding that the transactions in question were intercompany loans and other legal transactions. The State Tax Bureau appealed this decision in December 2010, and the Appellate Court ruled in the Company’s favor on October 15, 2012, as described above. On January 7, 2013, the State Tax Bureau appealed the decision to the Superior Court of Justice. The Company has replied to the appeal, and continues to believe that a loss contingency is not probable. At September 30, 2013, the amount of the assessment, including tax, penalties, monetary correction and interest, is 71 Brazilian reais, or approximately $32.
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
8. Pension and Postretirement Benefit Plans
Following are the components of net pension and postretirement expense (benefit) recognized by the Company for the three and nine months ended September 30, 2013 and 2012:

	Pension Benefits				Non-Pension Postretirement Benefits
	Three Months Ended September 30,				Three Months Ended September 30,
	2013		2012		2013		2012
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1	$3	$1	$2	$—	$—	$—	$—
Interest cost on projected benefit obligation	3	4	3	4	—	—	—	—
Expected return on assets	(4)	(3)	(4)	(2)	—	—	—	—
Amortization of prior service cost (benefit)	—	1	2	—	(1)	—	(2)	—
Amortization of actuarial loss	2	3	—	—	—	—	—	—
Net expense (benefit)	$2	$8	$2	$4	$(1)	$—	$(2)	$—

	Pension Benefits				Non-Pension Postretirement Benefits
	Nine Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$2	$11	$2	$6	$—	$—	$—	$—
Interest cost on projected benefit obligation	8	13	9	13	—	—	—	—
Expected return on assets	(11)	(9)	(12)	(9)	—	—	—	—
Amortization of prior service cost (benefit)	—	1	6	—	(1)	1	(6)	—
Amortization of actuarial loss	7	7	—	—	—	—	—	—
Net expense (benefit)	$6	$23	$5	$10	$(1)	$1	$(6)	$—
During the three and nine months ended September 30, 2013, the Company changed the projected funding for it U.S. defined benefit pension plan, and as a result, the Company made an additional contribution of approximately $3 to this plan.

9. Segment Information
The Company’s business segments are based on the products that the Company offers and the markets that it serves. At September 30, 2013, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins. A summary of the major products of the Company’s reportable segments follows:

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
Net Sales (1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Epoxy, Phenolic and Coating Resins	$806	$751	$2,370	$2,341
Forest Products Resins	443	426	1,321	1,331
Total	$1,249	$1,177	$3,691	$3,672

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.
Segment EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Epoxy, Phenolic and Coating Resins	$77	$76	$218	$291
Forest Products Resins	58	49	172	151
Corporate and Other	(15)	(10)	(47)	(36)
Reconciliation of Segment EBITDA to Net (Loss) Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$77	$76	$218	$291
Forest Products Resins	58	49	172	151
Corporate and Other	(15)	(10)	(47)	(36)

Reconciliation:
Items not included in Segment EBITDA:
Asset impairments	—	—	(7)	(23)
Business realignment costs	(4)	(11)	(15)	(29)
Integration costs	(4)	(2)	(9)	(8)
Other	(17)	(7)	(43)	(25)
Total adjustments	(25)	(20)	(74)	(85)
Interest expense, net	(77)	(66)	(227)	(198)
Loss on extinguishment of debt	—	—	(6)	—
Income tax (expense) benefit	(57)	351	(31)	349
Depreciation and amortization	(37)	(38)	(113)	(115)
Net (loss) income	$(76)	$342	$(108)	$357

Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses. For the three and nine months ended September 30, 2013, these items primarily include expenses from retention programs, stock-based compensation expense, losses on the disposal of assets and unrealized foreign exchange transaction gains and losses. For the three months ended September 30, 2012, these items primarily include losses on the disposal of assets and other transaction costs, partially offset by net realized and unrealized foreign exchange transaction gains. For the nine months ended September 30, 2012, these items include net realized and unrealized foreign exchange transaction gains and insurance recoveries related to the terminated Huntsman merger, partially offset by losses on the disposal of assets.
Business realignment costs for the three and nine months ended September 30, 2013 primarily relate to expenses from minor restructuring programs and costs for environmental remediation at certain formerly owned locations. Business realignment costs for the three and nine months ended September 30, 2012 primarily include expenses from the restructuring and cost optimization programs implemented in early 2012. Integration costs for the three and nine months ended September 30, 2013 and 2012 primarily represent integrations costs associated with the Momentive Combination.
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
Restricted Deferred Units
On March 8, 2013, the Company granted RDUs with performance and market conditions with an aggregate grant date fair value of approximately $4. The fair value was estimated at the grant date using the same Monte Carlo valuation method and assumptions used for the Unit Options. The RDUs have an indefinite life, thus the term used in the valuation model was 30 years, which resulted in a weighted-average expected life of 22 years. As of September 30, 2013, it is not probable the related RDUs will vest. Compensation cost will be recognized over the service period once the satisfaction of the performance condition is probable.
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

11. Summarized Financial Information of Unconsolidated Affiliate
Summarized financial information of the unconsolidated affiliate HAI as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012 is as follows:

	September 30, 2013	December 31, 2012
Current assets	$37	$40
Non-current assets	26	12
Current liabilities	22	18
Non-current liabilities	—	—

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$43	$45	$132	$144
Gross profit	11	11	33	36
Pre-tax income	7	7	38	25
Net income	8	7	38	24
12. Changes in Accumulated Other Comprehensive Loss
Following is a summary of changes in “Accumulated other comprehensive loss” for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013				Three Months Ended September 30, 2012
	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$—	$(216)	$111	$(105)	$—	$(112)	$115	$3
Other comprehensive income (loss) before reclassifications, net of tax	—	—	24	24	(1)	—	18	17
Amounts reclassified from Accumulated other comprehensive loss, net of tax	—	4	—	4	1	1	—	2
Net other comprehensive income	—	4	24	28	—	1	18	19
Ending balance	$—	$(212)	$135	$(77)	$—	$(111)	$133	$22

	Nine Months Ended September 30, 2013				Nine Months Ended September 30, 2012
	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$(1)	$(219)	$143	$(77)	$(1)	$(112)	$130	$17
Other comprehensive (loss) income before reclassifications, net of tax	—	(6)	(8)	(14)	(1)	—	3	2
Amounts reclassified from Accumulated other comprehensive loss, net of tax	1	13	—	14	2	1	—	3
Net other comprehensive income (loss)	1	7	(8)	—	1	1	3	5
Ending balance	$—	$(212)	$135	$(77)	$—	$(111)	$133	$22

	Amount Reclassified From Accumulated Other Comprehensive Loss for the Three Months Ended:
Amount Reclassified From Accumulated Other Comprehensive Loss	September 30, 2013	September 30, 2012	Location of Reclassified Amount in Income
Gains and losses on cash flow hedges:
Interest rate swaps	$—	$1	Interest expense, net
Total before income tax	—	1
Income tax benefit	—	—	Income tax expense (benefit)
Total	$—	$1

Amortization of defined benefit pension and other postretirement benefit items:
Prior service costs	$—	$—	(1)
Actuarial losses	5	1	(1)
Total before income tax	5	1
Income tax benefit	(1)	—	Income tax expense (benefit)
Total	4	1
Total	$4	$2

	Amount Reclassified From Accumulated Other Comprehensive Loss for the Nine Months Ended:
Amount Reclassified From Accumulated Other Comprehensive Loss	September 30, 2013	September 30, 2012	Location of Reclassified Amount in Income
Gains and losses on cash flow hedges:
Interest rate swaps	$—	$2	Interest expense, net
Total before income tax	—	2
Income tax expense	1	—	Income tax expense (benefit)
Total	$1	$2

Amortization of defined benefit pension and other postretirement benefit items:
Prior service costs	$1	$—	(1)
Actuarial losses	14	1	(1)
Total before income tax	15	1
Income tax benefit	(2)	—	Income tax expense (benefit)
Total	13	1
Total	$14	$3

(1)	These accumulated other comprehensive income components are included in the computation of net pension and postretirement benefit expense (see Note 8).
13. Income Taxes
In January 2013, the American Taxpayer Relief Act of 2012 (the “Act”) was signed into law. The Act retroactively reinstated and extended the controlled foreign corporation look-through rule, which provides for the exclusion of certain foreign earnings from U.S. federal taxation from January 1, 2012 through December 31, 2013. The impact of the Act has been accounted for in the period of enactment. As a result, the Company recognized a related discrete tax benefit of $29 during the nine months ended September 30, 2013.
In the third quarter of 2013, the Company reached a settlement agreement with tax authorities in a foreign jurisdiction as a result of negotiations related to various intercompany transactions. As a result, the Company released approximately $36 of unrecognized tax benefits. The tax benefit from the release was offset by an increase in the valuation allowance in this foreign jurisdiction. Consequently, as a result of the settlement in the third quarter of 2013, the Company reversed a domestic deferred tax asset related to these various intercompany transactions that resulted in a tax expense of approximately $54.

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

MOMENTIVE SPECIALTY CHEMICALS INC.
SEPTEMBER 30, 2013
CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0 and $14, respectively)	$184	$—	$—	$162	$—	$346
Short-term investments	—	—	—	5	—	5
Accounts receivable, net	193	—	—	475	—	668
Intercompany accounts receivable	211	89	—	804	(1,104)	—
Intercompany loans receivable - current portion	217	—	—	395	(612)	—
Inventories:			—
Finished and in-process goods	132	—	—	172	—	304
Raw materials and supplies	46	—	—	89	—	135
Other current assets	44	—	—	49	—	93
Total current assets	1,027	89	—	2,151	(1,716)	1,551
Investment in unconsolidated entities	217	—	31	29	(228)	49
Deferred income taxes	324	—	—	22	—	346
Other assets, net	33	61	2	35	—	131
Intercompany loans receivable	1,196	3,362	29	4,024	(8,611)	—
Property and equipment, net	494	—	—	658	—	1,152
Goodwill	93	—	—	76	—	169
Other intangible assets, net	48	—	—	36	—	84
Total assets	$3,432	$3,512	$62	$7,031	$(10,555)	$3,482
Liabilities and (Deficit) Equity
Current liabilities:
Accounts payable	$176	$—	$—	$340	$—	$516
Intercompany accounts payable	130	6	1	967	(1,104)	—
Debt payable within one year	20	—	—	62	—	82
Intercompany loans payable within one year	177	—	—	435	(612)	—
Interest payable	4	85	—	1	—	90
Income taxes payable	23	—	—	7	—	30
Accrued payroll and incentive compensation	12	—	—	40	—	52
Other current liabilities	66	—	—	61	—	127
Total current liabilities	608	91	1	1,913	(1,716)	897
Long-term liabilities:
Long-term debt	309	3,327	—	68	—	3,704
Intercompany loans payable	3,394	—	7	5,210	(8,611)	—
Accumulated losses of unconsolidated subsidiaries in excess of investment	542	—	142	—	(684)	—
Long-term pension and post employment benefit obligations	85	—	—	222	—	307
Deferred income taxes	1	2	—	16	—	19
Other long-term liabilities	106	6	—	56	—	168
Total liabilities	5,045	3,426	150	7,485	(11,011)	5,095
Total (deficit) equity	(1,613)	86	(88)	(454)	456	(1,613)
Total liabilities and (deficit) equity	$3,432	$3,512	$62	$7,031	$(10,555)	$3,482

MOMENTIVE SPECIALTY CHEMICALS INC.
DECEMBER 31, 2012
CONDENSED CONSOLIDATING BALANCE SHEET

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0 and $18, respectively)	$276	$—	$—	$143	$—	$419
Short-term investments	—	—	—	5	—	5
Accounts receivable, net	177	—	—	350	—	527
Intercompany accounts receivable	126	52	—	318	(496)	—
Intercompany loans receivable - current portion	162	—	—	624	(786)	—
Inventories:
Finished and in-process goods	109	—	—	153	—	262
Raw materials and supplies	35	—	—	70	—	105
Other current assets	38	—	—	43	—	81
Total current assets	923	52	—	1,706	(1,282)	1,399
Investment in unconsolidated entities	252	—	42	18	(270)	42
Deferred income taxes	337	—	—	23	—	360
Other assets, net	—	42	28	39	—	109
Intercompany loans receivable	773	2,273	27	3,835	(6,908)	—
Property and equipment, net	493	—	—	674	—	1,167
Goodwill	93	—	—	76	—	169
Other intangible assets, net	53	—	—	38	—	91
Total assets	$2,924	$2,367	$97	$6,409	$(8,460)	$3,337
Liabilities and (Deficit) Equity
Current liabilities:
Accounts payable	$136	$—	$—	$282	$—	$418
Intercompany accounts payable	96	4	1	395	(496)	—
Debt payable within one year	13	—	—	63	—	76
Intercompany loans payable within one year	197	—	—	589	(786)	—
Interest payable	12	51	—	—	—	63
Income taxes payable	3	—	—	1	—	4
Accrued payroll and incentive compensation	14	—	—	26	—	40
Other current liabilities	64	—	—	65	—	129
Total current liabilities	535	55	1	1,421	(1,282)	730
Long term liabilities:
Long-term debt	860	2,138	—	421	—	3,419
Intercompany loans payable	2,303	4	7	4,594	(6,908)	—
Accumulated losses of unconsolidated subsidiaries in excess of investment	325	—	107	—	(432)	—
Long-term pension and post employment benefit obligations	98	—	—	211	—	309
Deferred income taxes	—	1	—	17	—	18
Other long-term liabilities	101	6	—	52	—	159
Total liabilities	4,222	2,204	115	6,716	(8,622)	4,635
Total (deficit) equity	(1,298)	163	(18)	(307)	162	(1,298)
Total liabilities and (deficit) equity	$2,924	$2,367	$97	$6,409	$(8,460)	$3,337

MOMENTIVE SPECIALTY CHEMICALS INC.
THREE MONTHS ENDED SEPTEMBER 30, 2013
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$553	$—	$—	$748	$(52)	$1,249
Cost of sales	475	—	—	669	(52)	1,092
Gross profit	78	—	—	79	—	157
Selling, general and administrative expense	28	—	—	65	—	93
Business realignment costs	2	—	—	2	—	4
Other operating (income) expense, net	—	—	(1)	3	—	2
Operating income (loss)	48	—	1	9	—	58
Interest expense, net	7	68	—	2	—	77
Intercompany interest expense (income)	31	(69)	—	38	—	—
Other non-operating (income) expense, net	(25)	—	—	23	—	(2)
Income (loss) before income tax and losses from unconsolidated entities	35	1	1	(54)	—	(17)
Income tax expense (benefit)	61	—	—	(4)	—	57
(Loss) income before losses from unconsolidated entities	(26)	1	1	(50)	—	(74)
Losses from unconsolidated entities, net of taxes	(50)	—	(32)	—	80	(2)
Net (loss) income	$(76)	$1	$(31)	$(50)	$80	$(76)
Comprehensive (loss) income	$(48)	$1	$(31)	$(40)	$70	$(48)

MOMENTIVE SPECIALTY CHEMICALS INC.
THREE MONTHS ENDED SEPTEMBER 30, 2012
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$523	$—	$—	$721	$(67)	$1,177
Cost of sales	447	—	—	657	(67)	1,037
Gross profit	76	—	—	64	—	140
Selling, general and administrative expense	2	—	—	72	—	74
Business realignment costs	3	—	—	8	—	11
Other operating expense, net	—	2	(1)	3	—	4
Operating income (loss)	71	(2)	1	(19)	—	51
Interest expense, net	14	45	—	7	—	66
Intercompany interest expense (income)	33	(47)	—	14	—	—
Other non-operating (income) expense, net	(6)	(2)	—	6	—	(2)
Income (loss) before income tax and (losses) earnings from unconsolidated entities	30	2	1	(46)	—	(13)
Income tax (benefit) expense	(346)	1	—	(6)	—	(351)
Income (loss) before (losses) earnings from unconsolidated entities	376	1	1	(40)	—	338
(Losses) earnings from unconsolidated entities, net of taxes	(34)	—	(26)	1	63	4
Net income (loss)	$342	$1	$(25)	$(39)	$63	$342
Comprehensive income (loss)	$361	$6	$(26)	$(36)	$56	$361

MOMENTIVE SPECIALTY CHEMICALS INC.
NINE MONTHS ENDED SEPTEMBER 30, 2013
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,662	$—	$—	$2,185	$(156)	$3,691
Cost of sales	1,424	—	—	1,971	(156)	3,239
Gross profit	238	—	—	214	—	452
Selling, general and administrative expense	85	—	—	189	—	274
Asset impairments	—	—	—	7	—	7
Business realignment costs	8	—	—	7	—	15
Other operating expense (income), net	3	(4)	(1)	6	—	4
Operating income	142	4	1	5	—	152
Interest expense, net	25	196	—	6	—	227
Intercompany interest expense (income)	122	(199)	—	77	—	—
Loss on extinguishment of debt	2	—	—	4	—	6
Other non-operating (income) expense, net	(18)	—	—	19	—	1
Income (loss) before income tax and (losses) earnings from unconsolidated entities	11	7	1	(101)	—	(82)
Income tax expense	19	1	—	11	—	31
(Loss) income before (losses) earnings from unconsolidated entities	(8)	6	1	(112)	—	(113)
(Losses) earnings from unconsolidated entities, net of taxes	(100)	—	(55)	2	158	5
Net (loss) income	$(108)	$6	$(54)	$(110)	$158	$(108)
Comprehensive (loss) income	$(108)	$6	$(54)	$(118)	$166	$(108)

MOMENTIVE SPECIALTY CHEMICALS INC.
NINE MONTHS ENDED SEPTEMBER 30, 2012
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,637	$—	$—	$2,251	$(216)	$3,672
Cost of sales	1,390	—	—	2,015	(216)	3,189
Gross profit	247	—	—	236	—	483
Selling, general and administrative expense	49	—	—	189	—	238
Asset impairments	—	—	—	23	—	23
Business realignment costs	7	—	—	22	—	29
Other operating expense (income), net	(4)	2	(1)	6	—	3
Operating income (loss)	195	(2)	1	(4)	—	190
Interest expense, net	44	130	—	24	—	198
Intercompany interest expense (income)	98	(138)	—	40	—	—
Other non-operating expense (income), net	5	(2)	—	(4)	—	(1)
Income (loss) before income tax and (losses) earnings from unconsolidated entities	48	8	1	(64)	—	(7)
Income tax (benefit) expense	(344)	1	—	(6)	—	(349)
Income (loss) before (losses) earnings from unconsolidated entities	392	7	1	(58)	—	342
(Losses) earnings from unconsolidated entities, net of taxes	(35)	—	(23)	3	70	15
Net income (loss)	$357	$7	$(22)	$(55)	$70	$357
Comprehensive income (loss)	$362	$10	$(22)	$(56)	$68	$362

MOMENTIVE SPECIALTY CHEMICALS INC.
NINE MONTHS ENDED SEPTEMBER 30, 2013
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Momentive Specialty Chemicals Inc.		Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(33)		$1	$17	$90		$(98)	$(23)
Cash flows provided by (used in) investing activities
Capital expenditures	(49)		—	—	(47)		—	(96)
Capitalized interest	—		—	—	(1)		—	(1)
Purchases of debt securities, net	—		—	—	(1)		—	(1)
Capital contribution to subsidiary	(15)		—	(10)	—		25	—
Change in restricted cash	—		—	—	4		—	4
Investment in unconsolidated affiliates, net	—		—	—	(13)		—	(13)
Proceeds from sale of assets	—		—	—	1		—	1
Return of capital from subsidiary from sales of accounts receivable	126	(a)	—	—	—		(126)	—
	62		—	(10)	(57)		(101)	(106)
Cash flows (used in) provided by financing activities
Net short-term debt borrowings	—		—	—	16		—	16
Borrowings of long-term debt	—		1,108	—	20		—	1,128
Repayments of long-term debt	(545)		(120)	—	(380)		—	(1,045)
Net intercompany loan borrowings (repayments)	437		(882)	(2)	447		—	—
Long-term debt and credit facility financing fees	(13)		(24)	—	—		—	(37)
Capital contribution from parent	—		—	10	15		(25)	—
Common stock dividends paid	—		(83)	(15)	—		98	—
Return of capital to parent from sales of accounts receivable	—		—	—	(126)	(a)	126	—
	(121)		(1)	(7)	(8)		199	62
Effect of exchange rates on cash and cash equivalents	—		—	—	(2)		—	(2)
(Decrease) increase in cash and cash equivalents	(92)		—	—	23		—	(69)
Cash and cash equivalents (unrestricted) at beginning of period	276		—	—	125		—	401
Cash and cash equivalents (unrestricted) at end of period	$184		$—	$—	$148		$—	$332

(a)
During the nine months ended September 30, 2013, Momentive Specialty Chemicals Inc. contributed receivables of $126 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the nine months ended September 30, 2013, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Momentive Specialty Chemicals Inc. by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined non-guarantor subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and Momentive Specialty Chemicals Inc., respectively.

MOMENTIVE SPECIALTY CHEMICALS INC.
NINE MONTHS ENDED SEPTEMBER 30, 2012
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Momentive Specialty Chemicals Inc.		Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(5)		$(66)	$16	$98		$(22)	$21
Cash flows provided by (used in) investing activities
Capital expenditures	(39)		—	—	(53)		—	(92)
Proceeds from sale of debt securities, net	—		—	—	2		—	2
Capital contribution to subsidiary	(15)		—	(10)	—		25	—
Funds remitted to unconsolidated affiliates	—		—	—	(1)		—	(1)
Proceeds from sale of assets	9		—	—	1		—	10
Return of capital from subsidiary from sales of accounts receivable	65	(a)	—	—	—		(65)	—
	20		—	(10)	(51)		(40)	(81)
Cash flows provided by (used in) financing activities
Net short-term debt repayments	—		—	—	(7)		—	(7)
Borrowings of long-term debt	—		450	—	1		—	451
Repayments of long-term debt	(276)		—	—	(203)		—	(479)
Repayment of advance from affiliate	(7)		—	—	—		—	(7)
Net intercompany loan borrowings (repayments)	258		(364)	(3)	109		—	—
Long-term debt and credit facility financing fees	(2)		(11)	—	—		—	(13)
Capital contribution from parent	16		—	10	15		(25)	16
Common stock dividends paid	(2)		(9)	(13)	—		22	(2)
Return of capital to parent from sales of accounts receivable	—		—	—	(65)	(a)	65	—
	(13)		66	(6)	(150)		62	(41)
Effect of exchange rates on cash and cash equivalents	—		—	—	4		—	4
Increase (decrease) in cash and cash equivalents	2		—	—	(99)		—	(97)
Cash and cash equivalents (unrestricted) at beginning of period	212		—	—	204		—	416
Cash and cash equivalents (unrestricted) at end of period	$214		$—	$—	$105		$—	$319

(a)
During the nine months ended September 30, 2012, Momentive Specialty Chemicals Inc. contributed receivables of $65 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the nine months ended September 30, 2012, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Momentive Specialty Chemicals Inc. by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined non-guarantor subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and Momentive Specialty Chemicals Inc., respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in millions)
The following commentary should be read in conjunction with the audited financial statements and the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K.
Within the following discussion, unless otherwise stated, “the third quarter of 2013” refers to the three months ended September 30, 2013 and “the third quarter of 2012” refers to the three months ended September 30, 2012.
Forward-Looking and Cautionary Statements
Certain statements in this report, including without limitation, certain statements made under the caption “Overview and Outlook,” are forward-looking statements within the meaning of and made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, our management may from time to time make oral forward-looking statements. All statements, other than statements of historical facts, are forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “may,” “will,” “could,” “should,” “seek” or “intend” and similar expressions. Forward-looking statements reflect our current expectations and assumptions regarding our business, the economy and other future events and conditions and are based on currently available financial, economic and competitive data and our current business plans. Actual results could vary materially depending on risks and uncertainties that may affect our operations, markets, services, prices and other factors as discussed in the Risk Factors section of this report and our other filings with the Securities and Exchange Commission (the “SEC”). While we believe our assumptions are reasonable, we caution you against relying on any forward-looking statements as it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, a weakening of global economic and financial conditions, interruptions in the supply of or increased cost of raw materials, the impact of our substantial indebtedness, our failure to comply with financial covenants under our credit facilities or other debt, changes in governmental regulations and related compliance and litigation costs, difficulties with the realization of cost savings in connection with our strategic initiatives, including transactions with our affiliate, Momentive Performance Materials Inc., pricing actions by our competitors that could affect our operating margins and the other factors listed in the Risk Factors section of this report and in our other SEC filings. For a more detailed discussion of these and other risk factors, see the Risk Factors section of this report and our most recent filings made with the SEC. All forward-looking statements are expressly qualified in their entirety by this cautionary notice. The forward-looking statements made by us speak only as of the date on which they are made. Factors or events that could cause our actual results to differ may emerge from time to time. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
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
The Momentive Combination, including the Shared Services Agreement, has resulted in significant synergies for us, including shared services and logistics optimization, best-of-source contractual terms, procurement savings, regional site rationalization and administrative and overhead savings. We projected achieving a total of approximately $64 of cost savings in connection with the Shared Services Agreement and recent divestitures, and through September 30, 2013, we have realized all of these savings on a run-rate basis. We expect the savings from these synergies to continue.
Reportable Segments
The Company’s business segments are based on the products that we offer and the markets that we serve. At September 30, 2013, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins. A summary of the major products of the Company’s reportable segments follows:

•
Epoxy, Phenolic and Coating Resins: epoxy specialty resins, phenolic encapsulated substrates, versatic acids and derivatives, basic epoxy resins and intermediates, phenolic specialty resins and molding compounds, polyester resins, acrylic resins and vinylic resins

•	Forest Products Resins: forest products resins and formaldehyde applications
2013 Overview

•
Net sales increased 1% in the first nine months of 2013 as compared to the first nine months of 2012, due primarily to an increase in demand in our oil field, specialty epoxy and North American and Latin American forest products resins businesses, which was partially offset by the closure of a facility in our European forest products resins business in the third quarter of 2012 and the sale of two facilities in the Asia Pacific region in the second quarter of 2012. The increase in demand was also partially offset by pricing decreases in certain businesses driven by increased competition, which outpaced raw-material-driven pricing increases in certain other businesses.

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

•
In the first nine months of 2013, we realized approximately $6 in cost savings as a result of the Shared Services Agreement with MPM, bringing our total cumulative savings since the Momentive Combination to $60. In addition, we also realized approximately $10 in cost savings related to other cost reduction programs, bringing our total cumulative savings under these initiatives to $22. As of September 30, 2013, we have approximately $4 of in-process cost savings in connection with the Shared Services Agreement and $5 of in-process cost savings in connection with other initiatives that we expect to achieve over the next 12 to 15 months.

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

•	Signing of a non-binding Memorandum of Understanding with Kanoria Chemicals & Industries Limited to form a formaldehyde and phenolic specialty resins joint venture in India.

•	Board of Directors’ approval to construct a new forest products resins manufacturing facility in Brazil.

Short-term Outlook
Our business is impacted by general economic and industrial conditions, including housing starts, automotive builds, oil and natural gas drilling activity and general industrial production. Our business has both geographic and end market diversity which often reduces the impact of any one of these factors on our overall performance.
Due to ongoing worldwide economic volatility and uncertainty, the short-term outlook for our business is difficult to predict. We expect the continued volatility in the global financial markets and lack of consumer confidence will continue to lead to stagnant demand for many of our products during the remainder of 2013 and into 2014. However, we expect overall volumes to be moderately higher in the remainder of 2013 as compared to the same period in 2012 due to the expected continued growth within the U.S. housing and Latin American construction markets, as well as key customer wins and slightly higher demand for products in certain of our businesses.
We expect the moderate increases in volumes within our oil field business driven by key customer wins to continue in the remainder of 2013 and into 2014, but such wins will be partially offset by continuing pricing pressures in this business as a result of increased competition and moderate natural gas prices.
We expect volumes in our North American forest products resins business to continue to grow during the remainder of 2013 and into 2014, reflecting increases in U.S. housing construction activity. We also anticipate continued volume growth in our Latin American forest products resins business due to growth in the housing construction, furniture and industrial markets within this region. Due to our past and present cost reduction efforts, we expect this volume growth to have a significant positive impact on our future results. We anticipate moderate general economic growth in the North American automobile and industrial markets to positively impact our Epoxy, Phenolic and Coating Resins segment during the remainder of 2013 and into 2014. We expect the European automobile and construction industries to remain slow due to the continuing economic concerns in this region.
In response to the uncertain economic outlook, we continue to review our cost structure and manufacturing footprint across all businesses. We executed restructuring and cost reduction programs in 2012 that continued to be finalized into 2013. These actions led to more significant restructuring, exit and disposal costs and asset impairments, as indicated by our results of operations for 2012, and similar programs could be enacted in the future.
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
We expect long-term raw material cost volatility to continue because of price movements of key feedstocks. To help mitigate raw material volatility, we have purchase and sale contracts and commercial arrangements with many of our vendors and customers that contain periodic price adjustment mechanisms. Due to differences in timing of the pricing trigger points between our sales and purchase contracts, there is often a “lead-lag” impact. In many cases this “lead-lag” impact can negatively impact our margins in the short term in periods of rising raw material prices and positively impact them in the short term in periods of falling raw material prices. We continue to implement pricing actions to compensate for the increase in raw material prices expected to continue during the remainder of 2013, which should benefit our operating cash flows in 2013.
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
Raw materials comprise approximately 70% of our cost of sales. The three largest raw materials used in our production processes are phenol, methanol and urea. These materials represent about half of our total raw material costs. Fluctuations in energy costs, such as volatility in the price of crude oil and related petrochemical products, as well as the cost of natural gas have historically caused volatility in our raw material and utility costs. The average prices of phenol, methanol and urea increased (decreased) by approximately 6%, 16% and (26%), respectively, in the first nine months of 2013 compared to the first nine months of 2012. The impact of passing through raw material price changes to customers can result in significant variances in sales comparisons from year to year.

Results of Operations
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2013		2012
	$	% of Net Sales	$	% of Net Sales
Net sales	$1,249	100%	$1,177	100%
Cost of sales	1,092	87%	1,037	88%
Gross profit	157	13%	140	12%
Selling, general and administrative expense	93	7%	74	6%
Business realignment costs	4	—%	11	1%
Other operating expense, net	2	—%	4	—%
Operating income	58	6%	51	5%
Interest expense, net	77	6%	66	6%
Other non-operating income, net	(2)	—%	(2)	—%
Total non-operating expense	75	6%	64	6%
Loss before income tax and (losses) earnings from unconsolidated entities	(17)	—%	(13)	(1)%
Income tax expense (benefit)	57	5%	(351)	(30)%
(Loss) income before (losses) earnings from unconsolidated entities	(74)	(5)%	338	29%
(Losses) earnings from unconsolidated entities, net of taxes	(2)	—%	4	—%
Net (loss) income	$(76)	(5)%	$342	29%
Three Months Ended September 30, 2013 vs. Three Months Ended September 30, 2012
Net Sales
In the third quarter of 2013, net sales increased by $72, or 6%, compared with the third quarter of 2012. Volume increases positively impacted net sales by $81, and were primarily driven by our oil field, specialty epoxy and North American and Latin American forest products resins businesses. Volume increases in our oil field business were a result of key customer wins, and volume increases in our specialty epoxy business were driven by improving demand in the Asian wind energy market. Increases in volumes in our North American forest products resins business were primarily driven by increases in U.S. housing construction activity, and increases in our Latin American forest products resins business were driven by increases in the housing construction, furniture and industrial markets in this region. These increases were partially offset by volume decreases in our base epoxy business driven by decreases in industrial demand, primarily in the European region, as well as increased competition from Asian imports. Pricing had a negative impact of $11, as raw material price increases passed through to customers in our North American and Latin American forest products resins businesses were offset by pricing decreases in our oil field and specialty epoxy businesses due to competitive pricing pressures. In addition, foreign currency translation positively impacted net sales by $2, primarily as a result of the weakening of the U.S. dollar against the euro in the third quarter of 2013 compared to the third quarter of 2012.
Gross Profit
In the third quarter of 2013, gross profit increased by $17 compared with the third quarter of 2012. As a percentage of sales, gross profit increased by 1%, primarily as a result of raw material productivity initiatives, but was partially offset by competitive pricing pressures as discussed above.
Operating Income
In the third quarter of 2013, operating income increased by $7 compared with the third quarter of 2012. The increase was partially due to the $17 increase in gross profit as discussed above, but was partially offset by an increase in selling, general and administrative expense of $19 compared with the third quarter of 2012. The increase in selling, general and administrative expense was due primarily to increased expenses related to retention programs and pension and postretirement benefits, which were driven by decreases in discount rates used to calculate our pension liabilities. Other operating expense, net decreased by $2 compared with the third quarter of 2012. This decrease was primarily due to lower losses on the disposal of assets during the third quarter of 2013 as compared to the third quarter of 2012. Business realignment costs decreased by $7 due primarily to a reduction in severance costs associated with the restructuring and cost reduction programs implemented in early 2012.
Non-Operating Expense
In the third quarter of 2013, total non-operating expense increased by $11 compared with the third quarter of 2012, primarily due to an increase in interest expense of $11 due to higher interest rates as a result of the 2013 Refinancing Transactions.

Income Tax Expense (Benefit)
In the third quarter of 2013, income tax expense increased by $408, from a benefit of $351 to expense of $57, compared to the third quarter of 2012. Income tax expense in the third quarter of 2013 was primarily due to the reversal of a $54 domestic deferred tax asset related to the settlement with tax authorities in a foreign jurisdiction as a result of negotiations related to various intercompany transactions. Income tax benefit in the third quarter of 2012 was primarily due to the release of a significant portion of the U.S. valuation allowance as a result of a trend of significant taxable income starting in tax year 2009 due to improvements in the U.S. business.

	Nine Months Ended September 30,
	2013		2012
	$	% of Net Sales	$	% of Net Sales
Net sales	$3,691	100%	$3,672	100%
Cost of sales	3,239	88%	3,189	87%
Gross profit	452	12%	483	13%
Selling, general and administrative expense	274	7%	238	6%
Asset impairments	7	—%	23	1%
Business realignment costs	15	—%	29	1%
Other operating expense, net	4	—%	3	—%
Operating income	152	5%	190	5%
Interest expense, net	227	6%	198	5%
Loss on extinguishment of debt	6	—%	—	—%
Other non-operating expense (income), net	1	—%	(1)	—%
Total non-operating expense	234	6%	197	5%
Loss before income tax and earnings from unconsolidated entities	(82)	(1)%	(7)	—%
Income tax expense (benefit)	31	1%	(349)	(10)%
(Loss) income before earnings from unconsolidated entities	(113)	(2)%	342	10%
Earnings from unconsolidated entities, net of taxes	5	—%	15	—%
Net (loss) income	$(108)	(2)%	$357	10%
Nine Months Ended September 30, 2013 vs. Nine Months Ended September 30, 2012
Net Sales
In the first nine months of 2013, net sales increased by $19, or 1%, compared with the first nine months of 2012. Volume increases positively impacted net sales by $90, and were primarily driven by volume increases in our oil field, specialty epoxy and North American and Latin American forest products resins businesses. Volume increases in our oilfield business were a result of key customer wins, and volume increases in our specialty epoxy business were driven by key customer wins in the European wind energy market. Increases in volumes in our North American forest products resins business were primarily driven by increases in U.S. housing construction activity, and increases in our Latin American forest products resins business driven by increases in the housing construction, furniture and industrial markets in this region. These increases were partially offset by volume decreases in our base epoxy business driven by decreases in industrial demand, primarily in the European region, as well as increased competition from Asian imports. The closure of a production facility in our European forest products resins business in the third quarter of 2012 and the sale of two facilities in the Asia Pacific region in the second quarter of 2012 contributed $62 to the overall decrease. Pricing had a negative impact of $7 on net sales, as raw material price increases passed through to customers in our North American and Latin American forest products resins businesses were offset by pricing decreases in our oil field and specialty epoxy businesses due to competitive pricing pressures. In addition, foreign currency translation negatively impacted net sales by $2, primarily as a result of the strengthening of the U.S. dollar against the Australian dollar and Brazilian real in the first nine months of 2013 compared to the first nine months of 2012, but was partially offset by the weakening of the U.S. dollar against the euro in the first nine months of 2013 compared to the first nine months of 2012.
Gross Profit
In the first nine months of 2013, gross profit decreased by $31 compared with the first nine months of 2012. As a percentage of sales, gross profit decreased by 1%, primarily as a result of margin compression in certain of our businesses, as well as idling and decreased production volumes due to planned maintenance in certain other businesses, which resulted in overhead costs being expensed during the idling period.
Operating Income
In the first nine months of 2013, operating income decreased by $38 compared with the first nine months of 2012. The decrease was partially due to the $31 decrease in gross profit as discussed above. Selling, general and administrative expense increased by $36 compared with the first nine months of 2012 due primarily to increased expenses related to retention programs and pension and postretirement benefits, which were driven by decreases in discount rates used to calculate our pension liabilities. Asset impairments decreased by $16 compared to the first nine months of 2012. In the first nine months of 2013, we recorded asset impairments of $7 as a result of the likelihood that certain assets would be disposed of before the end of their estimated useful lives. In the first nine months of 2012, we recorded asset impairments of $23 as a result of the likelihood that certain assets would be sold before the end of their estimated useful lives and continued competitive pressures. Business realignment costs decreased by $14 due primarily to a reduction in severance costs associated with the restructuring and cost reduction programs implemented in early 2012. Other operating expense, net remained flat compared with the first nine months of 2012.
Non-Operating Expense
In the first nine months of 2013, total non-operating expense increased by $37 compared with the first nine months of 2012 due primarily to an increase in interest expense of $29 due to higher interest rates and the write-off of $6 in deferred financing fees, both associated with the 2013 Refinancing Transactions. Other non-operating expense, net increased by $2 compared with the first nine months of 2012 due primarily to other financing fees related to the 2013 Refinancing Transactions which were expensed as incurred.
Income Tax Expense (Benefit)
In the first nine months of 2013, income tax expense increased by $380, from a benefit of $349 to expense of $31, compared to the first nine months of 2012. Income tax expense in the first nine months of 2013 was primarily due to the reversal of a $54 domestic deferred tax asset related to the settlement with tax authorities in a foreign jurisdiction as a result of negotiations related to various intercompany transactions. This amount was partially offset by the recognition of a discrete tax benefit of $29 related to the signing of the American Taxpayer Relief Act of 2012 during the first quarter of 2013, which provides for the exclusion of certain foreign earnings from U.S. federal taxation from January 1, 2012 through December 31, 2013. Income tax benefit in the first nine months of 2012 was primarily due to the release of a significant portion of the U.S. valuation allowance as a result of a trend of significant taxable income starting in tax year 2009 due to improvements in the U.S. business.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Sales (1):
Epoxy, Phenolic and Coating Resins	$806	$751	$2,370	$2,341
Forest Products Resins	443	426	1,321	1,331
Total	$1,249	$1,177	$3,691	$3,672

Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$77	$76	$218	$291
Forest Products Resins	58	49	172	151
Corporate and Other	(15)	(10)	(47)	(36)

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.
Three Months Ended September 30, 2013 vs. Three Months Ended September 30, 2012 Segment Results
Following is an analysis of the percentage change in sales by segment from the three months ended September 30, 2012 to the three months ended September 30, 2013:

	Volume	Price/Mix	Currency Translation	Total
Epoxy, Phenolic and Coating Resins	9%	(4)%	2%	7%
Forest Products Resins	3%	4%	(3)%	4%
Epoxy, Phenolic and Coating Resins
Net sales in the third quarter of 2013 increased by $55, or 7%, when compared to the third quarter of 2012. Higher volumes positively impacted net sales by $67, which were primarily driven by increased demand within our oil field and specialty epoxy businesses. Volume increases in our oil field business were a result of key customer wins, and volume increases in our specialty epoxy business were driven by improving demand in the Asian wind energy market. These increases were partially offset by volume decreases in our base epoxy business driven by decreases in demand, primarily in the European region, as well as increased competition from Asian imports. Pricing had a negative impact of $28, which was driven by pricing decreases in our oil field and specialty epoxy businesses due to competitive pricing pressures. Foreign exchange translation positively impacted net sales by $16, primarily due to the weakening of the U.S. dollar against the euro in the third quarter of 2013 compared to the third quarter of 2012.

Segment EBITDA in the third quarter of 2013 remained relatively flat compared to the third quarter of 2012. The impact of the volume increases discussed above was offset by margin compression in certain businesses.
Forest Products Resins
Net sales in the third quarter of 2013 increased by $17, or 4%, when compared to the third quarter of 2012. Higher volumes positively impacted sales by $14, driven primarily by increases in our North American forest products resins business, which were primarily driven by increases in U.S. housing construction activity, as well as increases in our Latin American forest products resins business driven by increases in the housing construction, furniture and industrial markets in this region. Raw material price increases passed through to customers led to pricing increases of $17. Foreign exchange translation negatively impacted net sales by $14, primarily due to the strengthening of the U.S. dollar against the Australian dollar and Brazilian real in the third quarter of 2013 compared to the third quarter of 2012.
Segment EBITDA in the third quarter of 2013 increased by $9 to $58 compared to the third quarter of 2012. Segment EBITDA increases were driven by cost control and productivity initiatives, as well as favorable product mix.
Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions, unallocated foreign exchange gains and losses and legacy company costs not allocated to continuing segments. Corporate and Other charges increased by $5 to $15 compared to the third quarter of 2012, primarily due to increased costs related to pension and postretirement benefits, which were driven by decreases in discount rates used to calculate our pension liabilities. These increases were partially offset by lower unallocated foreign currency transaction losses.
Nine Months Ended September 30, 2013 vs. Nine Months Ended September 30, 2012 Segment Results
Following is an analysis of the percentage change in sales by segment from the nine months ended September 30, 2012 to the nine months ended September 30, 2013:

	Volume	Price/Mix	Currency Translation	Scope Changes	Total
Epoxy, Phenolic and Coating Resins	3%	(3)%	1%	—%	1%
Forest Products Resins (1)	1%	5%	(2)%	(5)%	(1)%

(1)	Scope changes represents the closure of a production facility in our European forest products resins business and the sale of two facilities in the Asia Pacific region.
Epoxy, Phenolic and Coating Resins
Net sales in the first nine months of 2013 increased by $29, or 1%, when compared to the first nine months of 2012. Higher volumes positively impacted sales by $72. This increase was primarily driven by increased demand within our oil field and specialty epoxy businesses. Volume increases in our oil field business were a result of key customer wins, and volume increases in our specialty epoxy business were driven by key customer wins in the European wind energy market. These increases were partially offset by volume decreases in our phenolic specialty resins and base epoxy businesses. Volume decreases in our phenolic specialty resins business were driven by decreased industrial demand, primarily in the European region. Volume decreases in our base epoxy business were also driven by decreased industrial demand, primarily in the European region, as well as increased competition from Asian imports. Pricing had a negative impact of $66, which was driven by pricing decreases in our oil field and specialty epoxy businesses due to competitive pricing pressures. Foreign exchange translation positively impacted net sales by $23, primarily due to the weakening of the U.S. dollar against the euro in the first nine months of 2013 compared to the first nine months of 2012.
Segment EBITDA in the first nine months of 2013 decreased by $73 to $218 compared to the first nine months of 2012. The decrease is primarily due to margin compression in certain businesses, as well as idling and decreased production volumes due to planned maintenance, which resulted in overhead costs being expensed during the idling period.
Forest Products Resins
Net sales in the first nine months of 2013 decreased by $10, or 1%, when compared to the first nine months of 2012. Higher volumes positively impacted sales by $18, driven primarily by increases in our North American forest products resins business, which were primarily driven by increases in U.S. housing construction activity, as well as increases in our Latin American forest products resins business driven by increases in the housing construction, furniture and industrial markets in this region. The closure of a production facility in our European forest products resins business in the third quarter of 2012 and the sale of two facilities in the Asia Pacific region in the second quarter of 2012 contributed $62 to the overall decrease. Raw material price increases passed through to customers led to pricing increases of $59. Foreign exchange translation negatively impacted net sales by $25, primarily due to the strengthening of the U.S. dollar against the Australian dollar and Brazilian real in the first nine months of 2013 compared to the first nine months of 2012.
Segment EBITDA in the first nine months of 2013 increased by $21 to $172 compared to the first nine months of 2012. Segment EBITDA increases were driven by the volume increases discussed above, cost control and productivity initiatives, as well as favorable product mix.

Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions, unallocated foreign exchange gains and losses and legacy company costs not allocated to continuing segments. Corporate and Other charges increased by $11 to $47 compared to the first nine months of 2012, primarily due to increased costs related to pension and postretirement benefits, which were driven by decreases in discount rates used to calculate our pension liabilities. These increases were partially offset by lower unallocated foreign currency transaction losses.
Reconciliation of Segment EBITDA to Net (Loss) Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$77	$76	$218	$291
Forest Products Resins	58	49	172	151
Corporate and Other	(15)	(10)	(47)	(36)

Reconciliation:
Items not included in Segment EBITDA
Asset impairments	—	—	(7)	(23)
Business realignment costs	(4)	(11)	(15)	(29)
Integration costs	(4)	(2)	(9)	(8)
Other	(17)	(7)	(43)	(25)
Total adjustments	(25)	(20)	(74)	(85)
Interest expense, net	(77)	(66)	(227)	(198)
Loss on extinguishment of debt	—	—	(6)	—
Income tax (expense) benefit	(57)	351	(31)	349
Depreciation and amortization	(37)	(38)	(113)	(115)
Net (loss) income	$(76)	$342	$(108)	$357
 Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses. For the three and nine months ended September 30, 2013, these items primarily include expenses from retention programs, stock-based compensation expense, losses on the disposal of assets and unrealized foreign exchange transaction gains and losses. For the three months ended September 30, 2012, these items primarily include losses on the disposal of assets and other transaction costs, partially offset by net realized and unrealized foreign exchange transaction gains. For the nine months ended September 30, 2012, these items include net realized and unrealized foreign exchange transaction gains and insurance recoveries related to the terminated Huntsman merger, partially offset by losses on the disposal of assets.
Business realignment costs for the three and nine months ended September 30, 2013 primarily relate to expenses from minor restructuring programs and costs for environmental remediation at certain formerly owned locations. Business realignment costs for the three and nine months ended September 30, 2012 primarily include expenses from the restructuring and cost optimization programs implemented in early 2012. Integration costs for the three and nine months ended September 30, 2013 and 2012 primarily represent integrations costs associated with the Momentive Combination.

Liquidity and Capital Resources
Sources and Uses of Cash
We are a highly leveraged company. Our primary sources of liquidity are cash flows generated from operations and availability under our ABL Facility. Our primary liquidity requirements are interest, working capital and capital expenditures.

At September 30, 2013, we had $3,786 of unaffiliated debt, including $82 of short-term debt and capital lease maturities. In addition, at September 30, 2013, we had $762 in liquidity consisting of the following:

•	$332 of unrestricted cash and cash equivalents;

•	$368 of borrowings available under our ABL Facility ($400 borrowing base, less $32 of outstanding letters of credit); and

•	$62 of borrowings available under credit facilities at certain international subsidiaries
We do not believe there is any risk to funding our liquidity requirements in any particular jurisdiction.
Our net working capital (defined as accounts receivable and inventories less accounts payable) at September 30, 2013 and December 31, 2012 was $591 and $476, respectively. A summary of the components of our net working capital as of September 30, 2013 and December 31, 2012 is as follows:

	September 30, 2013	% of LTM Net Sales	December 31, 2012	% of LTM Net Sales
Accounts receivable	$668	14%	$527	11%
Inventories	439	9%	367	8%
Accounts payable	(516)	(11)%	(418)	(9)%
Net working capital	$591	12%	$476	10%
The increase in net working capital of $115 from December 31, 2012 was a result of the increase in sequential quarter volumes due to the impacts of seasonality, which drove increases in accounts receivable and inventory, and was partially offset by increases in accounts payable, driven by the same factors. Despite the overall increase in net working capital we continue to aggressively manage inventory levels, as evidenced by the fact that our inventory as a percentage of sales increased only slightly as compared to December 31, 2012. To minimize the impact of net working capital on cash flows, we continue to review inventory safety stock levels, focus on receivable collections by offering incentives to customers to encourage early payment or accelerating receipts through the sale of receivables and negotiate with vendors to contractually extend payment terms whenever possible.
During the first nine months of 2013 and at September 30, 2013 there were no outstanding borrowings under the ABL Facility.
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
Short-term Outlook
During the remainder of 2013, we expect net working capital to decrease, primarily driven by the seasonal slowdown in the fourth quarter. Given our strong liquidity at the outset of 2013, coupled with the 2013 Refinancing Transactions, we feel that we are favorably positioned to maintain adequate liquidity throughout the remainder of 2013 and the foreseeable future to fund our ongoing operations, cash debt service obligations and any additional investment in net working capital. As a result of the 2013 Refinancing Transactions, we have extended our debt maturity profile and fixed the interest rate on 97% of our outstanding debt, thus significantly decreasing our exposure to interest rate risk.
We continue to review possible sales of certain non-core assets, which would further increase our liquidity. Opportunities for these sales could depend to some degree on improvement in the credit markets. If the global economic environment begins to weaken again or remains slow for an extended period of time our liquidity, future results of operations and flexibility to execute liquidity enhancing actions could be negatively impacted. Total capital expenditures in 2013 are expected to be approximately $145.

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
Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
	2013	2012
Sources (uses) of cash:
Operating activities	$(23)	$21
Investing activities	(106)	(81)
Financing activities	62	(41)
Effect of exchange rates on cash flow	(2)	4
Net decrease in cash and cash equivalents	$(69)	$(97)
Operating Activities
In the first nine months of 2013, operations used $23 of cash. Net loss of $108 included $128 of net non-cash expense items, of which $113 was for depreciation and amortization, $30 was for deferred tax expense, $6 was for loss on extinguishment of debt and $7 was for non-cash asset impairments. These items were partially offset by $28 of unrealized foreign currency gains and other non-cash adjustments. Working capital (defined as accounts receivable and inventories less accounts payable) used $114 which was driven by increases in accounts receivable and inventory due to sequential sales volume increases, which were partially offset by increases in accounts payable, driven by the same factors. Changes in other assets and liabilities and income taxes payable provided $71 due to the timing of when items were expensed versus paid, which primarily included interest expense, employee retention programs, pension plan contributions and taxes.
In the first nine months of 2012, operations provided $21 of cash. Net income of $357 included $200 of net non-cash income items, of which $366 was for a deferred tax benefit, and was partially offset by $115 of depreciation and amortization. Working capital used $105, which was driven by increases in accounts receivable and inventory due to sequential sales volume increases and increased sales pricing driven by raw material price increases. These increases were partially offset by increases in accounts payable, driven by the same factors. Changes in other assets and liabilities and income taxes payable used $31 due to the timing of when items were expensed versus paid, which primarily included interest expense, employee retention programs, pension plan contributions, taxes and restructuring expenses.
Investing Activities
In the first nine months of 2013, investing activities used $106. We spent $97 for capital expenditures (including capitalized interest), which primarily related to plant expansions, improvements and maintenance related capital expenditures. The decrease in restricted cash provided $4, and was driven by the usage of $15 of restricted cash to purchase an interest in an unconsolidated joint venture, and was partially offset by $11 of cash which was put on deposit as collateral for a loan that was extended by a third party to one of our unconsolidated joint ventures.
In the first nine months of 2012, investing activities used $81. We spent $92 for capital expenditures, which primarily related to plant expansions, improvements and maintenance related capital expenditures. We also generated $10 from the sale of certain assets and $2 of proceeds from matured debt securities. Additionally, we remitted $1 to certain unconsolidated joint ventures.
Financing Activities
In the first nine months of 2013, financing activities provided $62. Net short-term debt borrowings were $16. Net long-term debt borrowings of $83 primarily consisted of proceeds of $1,108 ($1,100 plus a premium of $8) from the issuance of 6.625% First-Priority Senior Secured Notes due 2020, which was partially offset by the paydown of approximately $910 of term loans under our senior secured credit facilities and the purchase and discharge of $120 of our Floating Rate Second-Priority Senior Secured Notes due 2014, all as a result of the 2013 Refinancing Transactions. We also paid $37 of financing fees related to these transactions.
In the first nine months of 2012, financing activities used $41. This consisted of net long-term debt repayments of $28 and credit facility fees of $13 as a result of the refinancing transactions in March 2012. Net-short term debt repayments were $7. We remitted $7 to our parent related to certain insurance recoveries, and we also received $16 of the remaining proceeds from our parent as a result of the issuance of preferred units and warrants to purchase common units of Momentive Holdings to affiliates of Apollo in December 2011.

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
As indicated above, our new ABL Facility, which is subject to a borrowing base, replaced our senior secured credit facilities in March 2013. The ABL Facility does not have any financial maintenance covenant other than a minimum fixed charge coverage ratio of 1.0 to 1.0 that would only apply if our availability under the ABL Facility at any time is less than the greater of (a) $40 and (b) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time. The fixed charge coverage ratio under the credit agreement governing the ABL Facility is generally defined as the ratio of (a) Adjusted EBITDA minus non-financed capital expenditures and cash taxes to (b) debt service plus cash interest expense plus certain restricted payments, each measured on an LTM basis. At September 30, 2013, our availability under the ABL Facility exceeded the minimum requirements, as did our fixed charge coverage ratio.
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
As of September 30, 2013, we were in compliance with all covenants that govern the ABL Facility. We believe that a default under the ABL Facility is not reasonably likely to occur.

Reconciliation of Net Loss to Adjusted EBITDA
The following table reconciles net loss to EBITDA and Adjusted EBITDA as calculated under certain of our indentures for the period presented:

September 30, 2013
LTM Period
Net loss	$(160)
Income tax expense	37
Interest expense, net	292
Loss on extinguishment of debt	6
Depreciation and amortization	151
EBITDA	326
Adjustments to EBITDA:
Asset impairments	7
Business realignments (1)	22
Integration costs (2)	12
Other (3)	75
Cost reduction programs savings (4)	5
Savings from Shared Services Agreement(5)	4
Adjusted EBITDA	$451
Pro forma fixed charges (6)	$297
Ratio of Adjusted EBITDA to Fixed Charges (7)	1.52

(1)	Represents headcount reduction expenses and plant rationalization costs related to cost reduction programs and other costs associated with business realignments.

(2)	Primarily represents integration costs associated with the Momentive Combination.

(3)
Primarily includes pension expense related to formerly owned businesses, business optimization expenses, management fees, retention program costs, stock-based compensation, accelerated depreciation on closing facilities and realized and unrealized foreign exchange and derivative activity.

(4)	Represents pro forma impact of in-process cost reduction programs savings.

(5)	Primarily represents pro forma impact of expected savings from the Shared Services Agreement with MPM in conjunction with the Momentive Combination.

(6)	Reflects pro forma interest expense based on interest rates at September 30, 2013, as if the 2013 Refinancing Transactions had taken place at the beginning of the period.

(7)
The Company’s ability to incur additional indebtedness, among other actions, is restricted under the indentures governing certain notes, unless the Company has an Adjusted EBITDA to Fixed Charges ratio of 2.0 to 1.0. As of September 30, 2013, we did not satisfy this test. As a result, we are subject to restrictions on our ability to incur additional indebtedness and to make investments; however, there are exceptions to these restrictions, including exceptions that permit indebtedness under our ABL Facility (available borrowings of which were $368 at September 30, 2013).

Recently Issued Accounting Standards
Newly Adopted Accounting Standards
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
Newly Issued Accounting Standards
In July 2013, the FASB issued Accounting Standards Update No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 amended existing income tax guidance and is intended to reduce the diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses or tax credit carryforwards exist. ASU 2013-11 will be effective for the Company on January 1, 2014. We are currently assessing the impact of the adoption of ASU 2013-11 on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no material developments during the first nine months of 2013 on the matters we have previously disclosed about quantitative and qualitative market risk in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2013. Based upon that evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that, as a result of a material weakness in internal control over financial reporting, as disclosed on November 7, 2013 in a Current Report on Form 8-K and an amended Annual Report on Form 10-K/A for the year ended December 31, 2012 (the “Amended Annual Report”), our disclosure controls and procedures were not effective at September 30, 2013.
As described in the Amended Annual Report, we did not maintain effective controls over the preparation and review of the valuation allowance recorded for certain of our deferred tax assets. Specifically, the review of the valuation allowance did not consider all relevant facts and circumstances. This resulted in the restatement to the Company's financial statements as of and for the year ended December 31, 2012. Management has concluded that this control deficiency could result in misstatements of income tax accounts that would result in a material misstatement of the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we have determined that this control deficiency constitutes a material weakness and that it continued to exist at September 30, 2013. The control deficiency also existed at June 30, 2013 and March 31, 2013.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Plan for Remediation of Material Weakness
The remediation efforts outlined below are designed to address the aforementioned material weakness identified by management and to strengthen our internal control over financial reporting.
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
We believe the remediation measures outlined above will strengthen our internal control over financial reporting and remediate the material weakness identified. Although the Company will commence its remediation plan in the fourth quarter of 2013, it is unlikely that we will be able to conclude that the material weakness has been fully remediated until 2014 as these measures will not be in operation long enough to effectively measure their operating effectiveness until that time. The Company will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions as are deemed to be appropriate under the circumstances.

Part II

Item 1.	Legal Proceedings
There have been no other material developments during the third quarter of 2013 in any of the ongoing legal proceedings that are included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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
We manufacture resin-encapsulated sand. Because sand consists primarily of crystalline silica, potential exposure to silica particulate exists. Overexposure to crystalline silica is a recognized health hazard. The Occupational Safety and Health Administration (“OSHA”) has recently proposed a new comprehensive occupational health standard for crystalline silica. The proposed rule, which among other things, lowers the permissible occupational exposure limits to airborne crystalline silica particulate to which workers would be allowed to be exposed. The proposed rule is in public comment phase and any final rule will likely be a year or two in the future. We may incur substantial additional costs to comply with any new OSHA regulations.
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
In 2013, we expect to contribute approximately $15 and $10 to our U.S. and non-U.S. defined benefit pension plans, respectively, which we believe is sufficient to meet the minimum funding requirements as set forth in employee benefit and tax laws.
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
We have identified a material weakness in our internal controls that existed at December 31, 2012. If the material weakness is not remediated promptly or if we fail to establish and maintain an effective internal control environment, our ability to both timely and accurately report our financial results could be adversely affected.
Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to conduct a comprehensive evaluation of their internal control over financial reporting. To comply with this statute, each year we are required to document and test our internal control over financial reporting, our management is required to assess and issue a report concerning our internal control over financial reporting and our independent registered public accounting firm is required to report on the effectiveness of our internal control over financial reporting.
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
Although we believe we are taking appropriate actions to remediate the control deficiencies we identified and to strengthen our internal control over financial reporting, we cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weakness described above or avoid potential future material weaknesses.
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
We have substantial consolidated indebtedness. As of September 30, 2013, we had approximately $3.8 billion of consolidated outstanding indebtedness, including payments due within the next twelve months and short-term borrowings. In addition, we had a $400 undrawn revolver under our ABL Facility, subject to a borrowing base. In 2013, our annualized cash interest expense is projected to be approximately $297 based on consolidated indebtedness and interest rates at September 30, 2013, of which $290 represents cash interest expense on fixed-rate obligations, including variable rate debt subject to interest rate swap agreements.
As of September 30, 2013, approximately $104, or 3%, of our borrowings are at variable interest rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same. Assuming our consolidated variable interest rate indebtedness outstanding as of September 30, 2013 remains the same, an increase of 1% in the interest rates payable on our variable rate indebtedness would increase our annual estimated debt service requirements by approximately $1.
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
Availability under the ABL Facility is subject to a borrowing base based on a specified percentage of eligible accounts receivable and inventory. As of September 30, 2013, the borrowing base reflecting various required reserves was approximately $400, and our borrowing availability after factoring in outstanding letters of credit under the ABL Facility was $368. However, the borrowing base (including various reserves) will be updated on a monthly basis, so the actual borrowing base could be lower in the future. To the extent the borrowing base is lower than we expect, that could significantly impair our liquidity.
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
There were no defaults upon senior securities during the first nine months of 2013.

Item 4.	Mine Safety Disclosures
This item is not applicable to the registrant.
Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act
Apollo Global Management, LLC (“Apollo”) has provided notice to us that, as of October 24, 2013, certain investment funds managed by affiliates of Apollo beneficially owned approximately 22% of the limited liability company interests of CEVA Holdings, LLC (“CEVA”). Under the limited liability company agreement governing CEVA, certain investment funds managed by affiliates of Apollo hold a majority of the voting power of CEVA and have the right to elect a majority of the board of CEVA. CEVA may be deemed to be under common control with us, but this statement is not meant to be an admission that common control exists. As a result, it appears that we are required to provide disclosures as set forth below pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”) and Section 13(r) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Apollo has informed us that CEVA has provided it with the information below relevant to Section 13(r) of the Exchange Act. The disclosure below does not relate to any activities conducted by us and does not involve us or our management. The disclosure relates solely to activities conducted by CEVA and its consolidated subsidiaries. We have not independently verified or participated in the preparation of the disclosure below.
“Through an internal review of its global operations, CEVA has identified the following transactions in an Initial Notice of Voluntary Self-Disclosure that CEVA filed with the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”) on October 28, 2013. CEVA’s review is ongoing. CEVA will file a further report with OFAC after completing its review.
The internal review indicates that, in December 2012, CEVA Freight Italy Srl (“CEVA Italy”) provided customs brokerage and freight forwarding services for the export to Iran of two measurement instruments to the Iranian Offshore Engineering Construction Company, a joint venture between two entities that are identified on OFAC’s list of Specially Designated Nationals (“SDN”). The revenues and net profits for these services were approximately $1,260.64 USD and $151.30 USD, respectively. In February 2013, CEVA Freight Holdings (Malaysia) SDN BHD (“CEVA Malaysia”) provided customs brokerage for export and local haulage services for a shipment of polyethylene resin to Iran shipped on a vessel owned and/or operated by HDS Lines, also an SDN. The revenues and net profits for these services were approximately $779.54 USD and $311.13 USD, respectively. In September 2013, CEVA Malaysia provided customs brokerage services for the import into Malaysia of fruit juice from Alifard Co. in Iran via HDS Lines. The revenues and net profits for these services were approximately $227.41 USD and $89.29 USD, respectively.
These transactions violate the terms of internal CEVA compliance policies, which prohibit transactions involving Iran. Upon discovering these transactions, CEVA promptly launched an internal investigation, and is taking action to block and prevent such transactions in the future. CEVA intends to cooperate with OFAC in its review of this matter.”

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

MOMENTIVE SPECIALTY CHEMICALS INC.

Date:	November 13, 2013	/s/ William H. Carter
William H. Carter
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)