Form 10-K
period 2013-12-31
MOMENTIVE SPECIALTY CHEMICALS INC.
filed 2014-03-31
CIK 13239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
FORM 10-K
 _____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
At December 31, 2013, the aggregate market value of voting and non-voting common equity of the Registrant held by non-affiliates was zero.
Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on February 28, 2014: 82,556,847
Documents incorporated by reference. None

MOMENTIVE SPECIALTY CHEMICALS INC.

PART I
(dollars in millions)
Forward-Looking and Cautionary Statements
Certain statements in this report, including without limitation, certain statements made under Item 1, “Business,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements within the meaning of and made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, our management may from time to time make oral forward-looking statements. All statements, other than statements of historical facts, are forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “may,” “will,” “could,” “should,” “seek” or “intend” and similar expressions. Forward-looking statements reflect our current expectations and assumptions regarding our business, the economy and other future events and conditions and are based on currently available financial, economic and competitive data and our current business plans. Actual results could vary materially depending on risks and uncertainties that may affect our operations, markets, services, prices and other factors as discussed in the Risk Factors section of this report. While we believe our assumptions are reasonable, we caution you against relying on any forward-looking statements as it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, a weakening of global economic and financial conditions, interruptions in the supply of or increased cost of raw materials, the loss of, or difficulties with the further realization of, cost savings in connection with our strategic initiatives, including transactions with our affiliate, Momentive Performance Materials Inc., the impact of our substantial indebtedness, our failure to comply with financial covenants under our credit facilities or other debt, pricing actions by our competitors that could affect our operating margins, changes in governmental regulations and related compliance and litigation costs and the other factors listed in the Risk Factors section of this report. For a more detailed discussion of these and other risk factors, see the Risk Factors section in this report. All forward-looking statements are expressly qualified in their entirety by this cautionary notice. The forward-looking statements made by us speak only as of the date on which they are made. Factors or events that could cause our actual results to differ may emerge from time to time. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
ITEM 1 - BUSINESS
Overview
Momentive Specialty Chemicals Inc. (“MSC”), a New Jersey corporation with predecessors dating from 1899, is the world’s largest producer of thermosetting resins, or thermosets, and a leading producer of adhesive and structural resins and coatings. Thermosets are a critical ingredient in virtually all paints, coatings, glues and other adhesives produced for consumer and industrial uses. The type of thermoset used, and how it is formulated, applied and cured, determines its key attributes, such as durability, gloss, heat resistance, adhesion or strength of the final product. Thermosetting resins include materials such as phenolic resins, epoxy resins, polyester resins, acrylic resins and urethane resins.
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
Our business is organized based on the products we offer and the markets we serve. At December 31, 2013, we had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins.
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

As of December 31, 2013, we had 62 active production sites around the world. Through our worldwide network of strategically located production facilities, we serve more than 5,400 customers in approximately 100 countries. Our position in certain additives, complementary materials and services further enables us to leverage our core thermoset technologies and provide our customers with a broad range of product solutions. As a result of our focus on innovation and a high level of technical service, we have cultivated long-standing customer relationships. Our global customers include leading companies in their respective industries, such as 3M, Akzo Nobel, BASF, Bayer, Dow, EP Energy, GE, Louisiana Pacific, Monsanto, Owens Corning, PPG Industries, Valspar and Weyerhaeuser.

Growth and Strategy
We believe that we have opportunities for growth through the following strategies:
Expand Our Global Reach in Faster Growing Regions—We intend to continue to grow internationally by expanding our product sales to our customers around the world. Specifically, we are focused on growing our business in markets in the high growth regions of Asia-Pacific, Latin America, India, Eastern Europe and the Middle East, where the usage of our products is increasing. During 2013, we expanded capacity in China, which enabled us to better serve our middle-market customers in the region. We also recently received our Board of Directors’ approval to expand our forest products resins manufacturing facility in Brazil and to construct a new formaldehyde plant in North America. Furthermore, by consolidating sales and distribution infrastructures via the Momentive Combination, we expect to accelerate the penetration of our high-end, value-added products into new markets, thus further leveraging our research and application efforts and existing global footprint.
 Develop and Market New Products—We will continue to expand our product offerings through research and development initiatives and research partnership formations with third parties. Through these innovation initiatives we will continue to create new generations of products and services which will drive revenue and earnings growth. Approximately 22%, 25% and 25% of our 2013, 2012 and 2011 net sales, respectively, were from products developed in the last five years. In 2013, 2012 and 2011 we invested $73, $69 and $70, respectively, in research and development.
Increase Shift to High-Margin Specialty Products—We continue to proactively manage our product portfolio with a focus on specialty, high-margin applications and the reduction of our exposure to lower-margin products. As a result of this capital allocation strategy and strong end market growth underlying these specialty segments including wind energy and oil field applications, they will continue to be a larger part of our broader portfolio.
Continue Portfolio Optimization and Pursue Targeted Add-On Acquisitions and Joint Ventures—The specialty chemicals and materials market is comprised of numerous small and mid-sized specialty companies focused on niche markets, as well as smaller divisions of large chemical conglomerates. As a large manufacturer of specialty chemicals and materials with leadership in the production of thermosets, we have a significant advantage in pursuing add-on acquisitions and joint ventures in areas that allow us to build upon our core strengths, expand our product, technology and geographic portfolio and better serve our customers. We believe we may have the opportunity to consummate acquisitions at relatively attractive valuations due to the scalability of our existing global operations and deal-related synergies. In addition, we have and will continue to monitor the strategic landscape for opportunistic divestments consistent with our broader specialty strategy. For example, in January 2013, we acquired a 50% interest in a forest products joint venture in western Australia, which provides formaldehyde, urea formaldehyde resins and other products to industrial customers in the region. We also recently signed a non-binding Memorandum of Understanding with Kanoria Chemicals & Industries Limited to form a formaldehyde and phenolic specialty resins joint venture in India, and are also party to a joint venture to construct a phenolic specialty resins manufacturing facility in China, which is expected to be operational in mid-2014. We also recently announced the acquisition of a manufacturing facility in Shreveport, Louisiana, increasing our capacity to provide resin coated proppants to our customers in this region, which has a high concentration of shale and natural gas wells.
Capitalize on the Momentive Combination to Grow Revenues and Realize Operational Efficiencies—We believe the Momentive Combination will present opportunities to increase our revenues by leveraging each of our and MPM’s respective global manufacturing footprints and technology platforms. For example, we anticipate being able to accelerate the penetration of our products into Asia. The Momentive Combination, including the Shared Services Agreement, has resulted in significant synergies for us, including shared services and logistics optimization, best-of-source contractual terms, procurement savings, regional site rationalization and administrative and overhead savings. We projected achieving a total of approximately $64 of cost savings in connection with the Shared Services Agreement, and through December 31, 2013, we have realized all of these savings on a run-rate basis. We expect the savings from these synergies to continue.
Generate Free Cash Flow and Deleverage—We expect to generate strong free cash flow over the long-term due to our size, cost structure and reasonable ongoing capital expenditure requirements. Furthermore, we have demonstrated expertise in efficiently managing our working capital. Our strategy of generating significant free cash flow and deleveraging is complimented by our long-dated capital structure with no significant short-term maturities and strong liquidity position. This financial flexibility allows us to prudently balance deleveraging with our focus on growth and innovation.
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
Our Businesses
The following paragraphs discuss our reportable segments, corresponding key product lines and primary end-use applications of our key products as of December 31, 2013.
Epoxy, Phenolic and Coating Resins Segment
2013 Net Sales: $3,126
Epoxy Specialty Resins
We are a leading producer of epoxy specialty resins, modifiers and curing agents in Europe and the United States. Epoxy resins are the fundamental component of many types of materials and are often used in the automotive, construction, wind energy, aerospace and electronics industries due to their superior adhesion, strength and durability. We internally consume approximately 30% of our liquid epoxy resin (“LER”) production in specialty composite, coating and adhesive applications, which ensures a consistent supply of our required intermediate materials. Our position in basic epoxy resins, along with our technology and service expertise, has enabled us to offer formulated specialty products in certain markets. In composites, our specialty epoxy products are used either as replacements for traditional materials such as metal, wood and ceramics, or in applications where traditional materials do not meet demanding engineering specifications.
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
Principal Competitors: Dow Chemical, Cytec Industries, BASF, Aditya Birla (Thai Epoxy), Gurit and Huntsman

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
Principal Competitors: Dow Chemical, Huntsman, Nan Ya, Air Products and Cytec Industries
Basic Epoxy Resins and Intermediates
We are one of the world’s largest suppliers of basic epoxy resins, such as solid epoxy resin (“SER”) and LER. These base epoxies are used in a wide variety of industrial coatings applications. In addition, we are a major producer of bisphenol-A (“BPA”) and epichlorohydrin (“ECH”), key precursors in the downstream manufacture of basic epoxy resins and epoxy specialty resins. We internally consume the majority of our BPA, and virtually all of our ECH, which ensures a consistent supply of our required intermediate materials.

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
Principal Competitors: Dow Chemical, Huntsman, Nan Ya and the Formosa Plastics Group, Leuna, Kukdo and other Korean producers
Versatic Acids and Derivatives
We are the world’s largest producer of Versatic acids and derivatives. Versatic acids and derivatives are specialty monomers that provide significant performance advantages for finished coatings, including superior adhesion, hydrolytic stability, water resistance, appearance and ease of application. Our products include basic Versatic acids and derivatives sold under the Versatic™, VEOVA™ vinyl ester and CARDURA™ glycidyl ester names. Applications for these specialty monomers include decorative, automotive and protective coatings, as well as other uses, such as adhesives and intermediates.

Products	Key Applications
CARDURA™ glycidyl ester	Automotive repair/refinishing, automotive original equipment manufacturing (“OEM”) and industrial coatings

Versatic™ Acids	Chemical intermediates e.g. for peroxides, pharmaceuticals and agrochemicals and adhesion promoters e.g. for tires

VEOVA™ vinyl ester	Architectural coatings, construction and adhesives
Principal Competitors: ExxonMobil, Tianjin Shield and Hebei Huaxu

Phenolic Specialty Resins and Molding Compounds
We are one of the leading producers of phenolic specialty resins, which are used in applications that require extreme heat resistance and strength, such as after-market automotive and OEM truck brake pads, filtration, aircraft components and foundry resins. These products are sold under globally recognized brand names such as BORDEN, BAKELITE, DURITE and CELLOBOND. Our phenolic specialty resins are known for their binding qualities and are used widely in the production of mineral wool and glass wool used for commercial and domestic insulation applications.
We are currently expanding our phenolic specialty resins business in select regions where we believe there are prospects for strong long-term growth. We are partner to a joint venture to construct a phenolic specialty resins manufacturing facility in China, which is expected to be operational in mid-2014. The new facility will produce a full range of specialty novolac and resole phenolic resins used in a diverse range of applications, including refractories, friction and abrasives to support the growing auto and consumer markets in China.

Products	Key Applications
Phenolic Specialty Resins:
Composites and Electronic Resins	Aircraft components, ballistic applications, industrial grating, pipe, jet engine components, computer chip encasement and photolithography

Automotive Phenol Formaldehyde Resins	Acoustical insulation, engine filters, brakes, friction materials, interior components, molded electrical parts and assemblies and foundry binders

Construction Phenol Formaldehyde Resins and Urea Formaldehyde Resins	Fiberglass insulation, floral foam, insulating foam, lamp cement for light bulbs, molded appliance and electrical parts, molding compounds, sandpaper, fiberglass mat and coatings

Molding Compounds:
Phenolic, Epoxy, Unsaturated Polyesters	High performance automotive transmissions and under-hood components, heat resistant knobs and bases, switches and breaker components, pot handles and ashtrays

Glass	High load, dimensionally stable automotive underhood parts and commutators
Principal Competitors: Sumitomo (Durez), SI Group, Plenco, Huttenes-Albertus, Dynea International, Arclin, Georgia-Pacific (a subsidiary of Koch Industries), Shenquan and ASK
Phenolic Encapsulated Substrates
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
We recently announced the acquisition of a manufacturing facility in Shreveport, Louisiana, increasing our capacity to provide resin coated proppants to our customers in this region, which has a high concentration of shale and natural gas wells.

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
Principal Competitors: DSM, Allnex, Nuplex and Arkema
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
We recently completed the construction of a new plant in Thailand, to expand and replace an existing facility, which produces a broad range of acrylic resins designed for use primarily in coatings, adhesives and building and construction applications. The new plant also includes product development and applications laboratories, as well as technical service and application support capabilities for customers.

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

Products	Key Applications
Vinyl Acetate Homopolymer Dispersions	Packaging, paper and wood adhesives and textiles

Vinyl Acetate Copolymers	Packaging, paper and wood adhesives and textiles

Vinyl Acrylic Dispersion	Architectural applications

Redispersible Powders	Tile adhesives, external thermal insulation and finishing systems, self leveling underlayments, repair mortars, gypsum compounds, membranes and grouts
Principal Competitors: Celanese, Wacker, Vinavil, Elotex, Dairen and Dow Chemical

Forest Products Resins Segment
2013 Net Sales: $1,764
Formaldehyde Based Resins and Intermediates
We are the leading producer of formaldehyde-based resins for the North American forest products industry, and also hold significant positions in Europe, Latin America, Australia and New Zealand. Formaldehyde-based resins, also known as forest products resins, are a key adhesive and binding ingredient used in the production of a wide variety of engineered lumber products, including medium-density fiberboard (“MDF”), particleboard, oriented strand board (“OSB”) and various types of plywood and laminated veneer lumber (“LVL”). These products are used in a wide range of applications in the construction, remodeling and furniture industries. Forest products resins have relatively short shelf lives, and as such, our manufacturing facilities are strategically located in close proximity to our customers.
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
We recently signed a non-binding Memorandum of Understanding with Kanoria Chemicals & Industries Limited to form a formaldehyde and phenolic specialty resins joint venture in India, and also recently received our Board of Directors’ approval to expand our forest products resins manufacturing facility in Brazil and to construct a new formaldehyde plant in North America.

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

Formaldehyde Applications:
Formaldehyde
Herbicides and fungicides, scavengers for oil and gas production, fabric softeners, urea formaldehyde resins, phenol formaldehyde resins, melamine formaldehyde resins, MDI, BDO, hexamine and other catalysts

Principal Competitors: Arclin, Georgia-Pacific (a subsidiary of Koch Industries) and Dynea International
For additional information about our segments, see Note 17 in Item 8 of Part II of this Annual Report on Form 10-K.
Discontinued Operations
In 2011, we sold our global inks and adhesive resins business (the “IAR Business”) to Harima Chemicals Inc. The IAR Business was engaged in the production of naturally derived resins and related products primarily used for the manufacture of printing inks, adhesives, synthetic rubber, specialty coatings and aroma chemicals. The IAR Business is reported as a discontinued operation for all periods presented.
In 2011, we sold our North American coatings and composite resins business (the “CCR Business”) to PCCR USA, Inc., a subsidiary of Investindustrial, a European investment group. The CCR Business was engaged in the production of alkyd resins and coating resins for architectural and original equipment manufacturers, as well as composite resins for construction, transportation, consumer goods, marine and other applications. The CCR Business is reported as a discontinued operation for all periods presented.
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
In 2013, our largest customer accounted for less than 3% of our net sales, and our top ten customers accounted for approximately 16% of our net sales. Neither our overall business nor any of our reporting segments depends on any single customer or a particular group of customers; therefore, the loss of any single customer would not have a material adverse effect on either of our two reporting segments or the Company as a whole. Our primary customers are manufacturers, and the demand for our products is seasonal in certain of our businesses, with the highest demand in the summer months and lowest in winter months. Therefore, the dollar amount of our backlog orders is not significant as of December 31, 2013. Demand for our products can also be cyclical, as general economic health and industrial and commercial production levels are key drivers for our business.

International Operations
Our non-U.S. operations accounted for 57%, 58% and 59% of our sales in 2013, 2012 and 2011, respectively. While our international operations may be subject to a number of additional risks, such as exposure to foreign currency exchange risk, we do not believe that our foreign operations, on the whole, carry significantly greater risk than our operations in the United States. We plan to grow our business in the Asia-Pacific, Eastern Europe and Latin American markets, where the use of our products is increasing. We have announced a joint venture to construct a phenolic specialty resins manufacturing facility in China, which is expected to be fully operational in mid-2014. Additionally, in January 2013, we announced the acquisition of a 50% interest in a forest products joint venture in western Australia, which provides formaldehyde, urea formaldehyde resins and other products to industrial customers in the region. Information about sales by geographic region for the past three years and long-lived assets by geographic region for the past two years can be found in Note 17 in Item 8 of Part II of this Annual Report on Form 10-K. More information about our programs to manage exchange risk and interest rate risk can be found in Item 7A of Part II of this Annual Report on Form 10-K.
Raw Materials
Raw material costs accounted for approximately 70% of our cost of sales in 2013. In 2013, we purchased approximately $3.6 billion of raw materials. The three largest raw materials that we use are phenol, methanol and urea, which collectively represented approximately 43% of our total raw material expenditures in 2013. The majority of raw materials that we use to manufacture our products are available from more than one source, and are readily available in the open market. We have long-term purchase agreements for certain raw materials that ensure the availability of adequate supply. These agreements generally have periodic price adjustment mechanisms and do not have minimum annual purchase requirements. Smaller quantity materials that are single sourced generally have long-term supply contracts to maximize supply reliability. Prices for our main feedstocks are generally driven by underlying petrochemical benchmark prices and energy costs, which are subject to price fluctuations. Although we seek to offset increases in raw material prices with increases in our product prices, we may not always be able to do so, and there are periods when price increases lag behind raw material price increases.
 Research and Development
Our research and development activities are geared to developing and enhancing products, processes and application technologies so that we can maintain our position as the world’s largest producer of thermosetting resins. We focus on:

•	developing new or improved applications based on our existing product lines and identified market trends;

•	developing new resin products and applications for customers to improve their competitive advantage and profitability;

•	providing premier technical service for customers of specialty products;

•	providing technical support for manufacturing locations and assisting in optimizing our manufacturing processes;

•	ensuring that our products are manufactured consistent with our global environmental, health and safety policies and objectives;

•	developing lower cost manufacturing processes globally; and

•	expanding our production capacity.
We have over 450 scientists and technicians worldwide. Our research and development facilities include a broad range of synthesis, testing and formulating equipment and small-scale versions of customer manufacturing processes for applications development and demonstration.
More recently, we have focused research and development resources on the incorporation of green chemistry principles into technology innovations to remain competitive and to address our customers’ demands for more environmentally preferred solutions. Our efforts have focused on developing resin technologies that reduce emissions, maximize efficiency and increase the use of bio-based raw materials. Some examples of meaningful results of our investment in the development of green products include:

•	EcoBind™ Resin Technology, an ultra low-emitting binder resin used to produce engineered wood products;

•	Albecor-Bio™ Powder Coating Resins, which use a bio-based material for low-heat cure resulting in less energy and CO2 emissions;

•	Hexitherm™, which enables small lengths of lumber to be assembled into finger-jointed studs with the same durability and strength as dimensional lumber, with resistance to heat;

•	Epi-Rez™ Epoxy Waterborne Resins, which provide for lower volatile organic compounds, reducing air emissions; and

•	PropTrac™ Fracture Diagnostics Service, which enables oil & gas producers to eliminate use of radioactive tracers in well diagnostics.
 In 2013, 2012 and 2011, our research and development and technical services expense was $73, $69 and $70, respectively. We take a customer-driven approach to discover new applications and processes and provide customer service through our technical staff. Through regular direct contact with our key customers, our research and development associates can become aware of evolving customer needs in advance, and can anticipate their requirements to more effectively plan customer programs. We also focus on continuous improvement of plant yields and production capacity and reduction of fixed costs.

Intellectual Property
We own, license or have rights to over 1,700 patents and over 1,500 trademarks, as well as various patent and trademark applications and technology licenses around the world, which we hold for use or currently use in our operations. A majority of our patents relate to developing new products and processes for manufacturing and will expire between 2014 and 2031. We renew our trademarks on a regular basis. While we view our patents and trademarks to be valuable, because of the broad scope of our products and services, we do not believe that the loss or expiration of any single patent or trademark would have a material adverse effect on our results of operations, financial position or the continuation of our business.
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

We expect to incur future costs for capital improvements and general compliance under environmental laws, including costs to acquire, maintain and repair pollution control equipment. In 2013, we incurred related capital expenditures of $32. We estimate that capital expenditures in 2014 for environmental controls at our facilities will be between $30 and $35. This estimate is based on current regulations and other requirements, but it is possible that a material amount of capital expenditures, in addition to those we currently anticipate, could be necessary if these regulations or other requirements or other facts change.
Employees
At December 31, 2013, we had approximately 5,000 employees. Approximately 44% of our employees are members of a labor union or are represented by workers’ councils that have collective bargaining agreements, including most of our European employees. We believe that we have good relations with our union and non-union employees.
Our Board of Directors and Shareholder expects honest and ethical conduct from every employee. We strive to adhere to the highest ethical standards in the conduct of our business and to comply with all laws and regulations that are applicable to the business. Each employee has a responsibility to maintain and advance the ethical values of the Company. In support of this, our employees receive training to emphasize the importance of compliance with our Code of Business Ethics.

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

Global economic conditions may remain weak or deteriorate. Any further weakening of economic conditions would likely exacerbate the negative effects described above, could significantly affect our liquidity which may cause us to defer needed capital expenditures, reduce research and development or other spending, defer costs to achieve productivity and synergy programs or sell assets or incur additional borrowings which may not be available or may only be available on terms significantly less advantageous than our current credit terms and could result in a wide-ranging and prolonged impact on general business conditions, thereby negatively impacting our business, results of operations and financial condition. In addition, if the global economic environment deteriorates or remains slow for an extended period of time, the fair value of our reporting units could be more adversely affected than we estimated in our analysis of reporting unit fair values at October 1, 2013. This could result in additional goodwill or other asset impairments, which could negatively impact our business, results of operations and financial condition.
Fluctuations in direct or indirect raw material costs could have an adverse impact on our business.
Raw materials costs made up approximately 70% of our cost of sales in 2013. The prices of our direct and indirect raw materials have been, and we expect them to continue to be, volatile. If the cost of direct or indirect raw materials increases significantly and we are unable to offset the increased costs with higher selling prices, our profitability will decline. Increases in prices for our products could also hurt our ability to remain both competitive and profitable in the markets in which we compete.
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
Compliance with environmental, health and safety laws and regulations, and maintenance of permits, can be costly and complex, and we have incurred and will continue to incur costs, including capital expenditures and costs associated with the issuance and maintenance of letters of credit, to comply with these requirements. In 2013, we incurred capital expenditures of $32 to comply with environmental laws and regulations and to make other environmental improvements. If we are unable to comply with environmental, health and safety laws and regulations, or maintain our permits, we could incur substantial costs, including fines and civil or criminal sanctions, third party property damage or personal injury claims or costs associated with upgrades to our facilities or changes in our manufacturing processes in order to achieve and maintain compliance, and may also be required to halt permitted activities or operations until any necessary permits can be obtained or complied with. In addition, future developments or increasingly stringent regulations could require us to make additional unforeseen environmental expenditures, which could have a material adverse effect on our business.

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
Bis-phenol A (“BPA”), which is manufactured and used as an intermediate at our Deer Park, Texas and Pernis, Netherlands manufacturing facilities, and is also sold directly to third parties, is currently under evaluation as an “endocrine disrupter.” Endocrine disrupters are chemicals that have been alleged to interact with the endocrine systems of human beings and wildlife and disrupt their normal biological processes. BPA continues to be subject to scientific, regulatory and legislative review and negative media attention. Several significant reviews on the safety of BPA were performed by prestigious regulatory and scientific bodies around the globe. These include the World Health Organization, U.S. Food and Drug Administration (“FDA”), European Food Safety Authority, Japanese Research Institute of Science for Safety and Sustainability, The German Society of Toxicology and Health Canada. The FDA's assessment is that the scientific evidence at this time does not suggest that the very low levels of human exposure to BPA are unsafe. The FDA is actively engaged in the scientific and regulatory review of BPA and has determined that BPA is safe as currently used in FDA-regulated products. In December 2012, France enacted a law that bans BPA in Food Containers by 2015. Per this new law, the production, import, export, and marketing of food packaging containing BPA in direct contact with food contents was banned as of January 1, 2013 for products intended for infants less than 3 years of age, and will be prohibited as of January 1, 2015 for all other consumer products. In January 2013, the California Environmental Protection Agency’s Office of Environmental Health Hazard Assessment (“OEHHA”) issued a notice of intent to list BPA under Proposition 65 as a reproductive toxicant. If listed, manufacturers, dealers, distributors and retailers of products containing BPA would be required to warn individuals prior to exposing them to BPA unless such exposures were shown to be less than a risk-based level (the maximum allowable dose level (“MADL”)). Concurrent with its proposed listing, the OEHHA proposed establishing an MADL for BPA. The American Chemistry Council has filed a lawsuit to challenge this proposed listing. On April 19, 2013, a California state court issued a preliminary injunction ordering OEHHA to remove BPA from the Proposition 65 list during the pendency of the lawsuit. OEHHA subsequently removed the listing and withdrew its MADL for BPA. The lawsuit is proceeding on the merits. Regulatory and legislative initiatives such as these would likely result in a reduction in demand for BPA and our products containing BPA and could also result in an increase in operating costs to meet more stringent regulations. Such increases in operating costs and/or reduction in demand could have a material adverse effect on our operations and profitability.
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
In 2013, approximately 57% of our net sales originated outside the United States. In our Consolidated Financial Statements, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period or the exchange rate at the end of that period. During times of a strengthening U.S. dollar, at a constant level of business, our reported international revenues and earnings would be reduced because the local currency would translate into fewer U.S. dollars.
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
Natural gas and electricity are essential to our manufacturing processes, which are energy-intensive. Oil and natural gas prices have fluctuated greatly over the past several years and we anticipate that they will continue to do so. Our energy costs represented approximately 5% of our total costs of sales in 2013, 2012 and 2011.
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
We have achieved significant cost savings as a result of the Shared Services Agreement with MPM, and expect additional cost savings from our other strategic initiatives. If the Shared Services Agreement is terminated, or we are unable to achieve cost savings from our other strategic initiatives, it could have a material adverse effect on our business operations, results of operations, and financial condition.
In connection with the closing of the Momentive Combination, we entered into the Shared Services Agreement with MPM, as amended on March 17, 2011, pursuant to which we provide to MPM and MPM provides to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. We have realized significant cost savings under the Shared Service Agreement, including savings related to shared services and logistics optimization, best-of-source contractual terms, procurement savings, regional site rationalization, administrative and overhead savings. The Shared Services Agreement is subject to termination by either MPM (or us), without cause, on not less than thirty days prior written notice, subject to a one year transition assistance period, and expires in October 2015 (subject to one-year renewals every year thereafter, absent contrary notice from either party). If the Shared Services Agreement is terminated, it could have a material adverse effect on our business operations, results of operations, and financial condition, as we would need to replace the services being provided by MPM, and would lose the benefits being generated under the agreement at the time.
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
Apollo controls our ultimate parent company, Momentive Performance Materials Holdings LLC, or Momentive Holdings, which indirectly owns 100% of our common equity. In addition, representatives of Apollo comprise 50% of our directors. As a result, Apollo can significantly influence our ability to enter into significant corporate transactions such as mergers, tender offers and the sale of all or substantially all of our assets. The interests of Apollo and its affiliates could conflict with or differ from our interests. For example, the concentration of ownership held by Apollo could delay, defer or prevent a change of control of our company or impede a merger, takeover or other business combination which may otherwise be favorable for us.
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
As of December 31, 2013, approximately 44% of our employees were unionized or represented by works councils that were covered by collective bargaining agreements. In addition, some of our employees reside in countries in which employment laws provide greater bargaining or other employee rights than the laws of the United States. These rights may require us to expend more time and money altering or amending employees’ terms of employment or making staff reductions. For example, most of our employees in Europe are represented by works councils, which generally must approve changes in conditions of employment, including restructuring initiatives and changes in salaries and benefits. A significant dispute could divert our management’s attention and otherwise hinder our ability to conduct our business or to achieve planned cost savings.
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
Our pension plans are unfunded or under-funded, we may be liable for required contributions to the MPM pension plan if MPM fails to make such contributions and our required cash contributions could be higher than we expect, each of which could have a material adverse effect on our financial condition and liquidity.
We sponsor various pension and similar benefit plans worldwide.
Our U.S. and non-U.S. defined benefit pension plans were under-funded in the aggregate by $38 and $171, respectively, as of December 31, 2013. We are legally required to make contributions to our pension plans in the future, and those contributions could be material.
In addition, our affiliate, MPM, sponsors a U.S. defined benefit plan which was underfunded by $59 as of December 31, 2013. Under U.S. federal pension law, because we and MPM have a common ultimate parent (Momentive Holdings) and are therefore treated as members of the same “controlled group,” we are potentially liable for required contributions to the MPM pension plan if MPM fails to make those contributions. The need to make cash contributions to our pension plans and possibly to the MPM pension plan will reduce the amount of cash that would be available to meet other obligations or the needs of our business, which could have a material adverse effect on our financial condition and liquidity.
In 2014, we expect to contribute approximately $14 and $26 to our U.S. and non-U.S. defined benefit pension plans, respectively, which we believe is sufficient to meet the minimum funding requirements as set forth in employee benefit and tax laws.
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
We have identified a material weakness in our internal controls that existed at December 31, 2012 and continued to exist at December 31, 2013. If the material weakness is not remediated promptly or if we fail to establish and maintain an effective internal control environment, our ability to both timely and accurately report our financial results could be adversely affected.
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
During the third quarter of 2013, management identified control deficiencies related to the calculation of the valuation allowance on deferred tax assets related to the Company’s Netherlands subsidiary that existed at December 31, 2012 which were determined to be a material weakness in our internal control over financial reporting, and concluded that the previously issued financial statements should be restated. Accordingly, management concluded that our internal control over financial reporting was not effective as of that date and that, as a result, our controls and procedures were not effective at December 31, 2012. Additionally, management could not conclude that the identified material weakness had been fully remediated at December 31, 2013.
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
We have substantial consolidated indebtedness. As of December 31, 2013, we had approximately $3.8 billion of consolidated outstanding indebtedness, including payments due within the next twelve months and short-term borrowings. In addition, we had a $400 undrawn revolver under our ABL Facility, subject to a borrowing base. In 2014, our annualized cash interest expense is projected to be approximately $296 based on consolidated indebtedness and interest rates at December 31, 2013, of which $290 represents cash interest expense on fixed-rate obligations, including variable rate debt subject to interest rate swap agreements.
As of December 31, 2013, approximately $92, or 2%, of our borrowings are at variable interest rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same. Assuming our consolidated variable interest rate indebtedness outstanding as of December 31, 2013 remains the same, an increase of 1% in the interest rates payable on our variable rate indebtedness would increase our annual estimated debt service requirements by approximately $1.
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
Availability under the ABL Facility is subject to a borrowing base based on a specified percentage of eligible accounts receivable and inventory. As of December 31, 2013, the borrowing base reflecting various required reserves was approximately $363, and our borrowing availability after factoring in outstanding letters of credit under the ABL Facility was $331. However, the borrowing base (including various reserves) will be updated on a monthly basis, so the actual borrowing base could be lower in the future. To the extent the borrowing base is lower than we expect, that could significantly impair our liquidity.
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
ITEM 1B - UNRESOLVED STAFF COMMENTS
None.

ITEM 2 - PROPERTIES
Our headquarters are in Columbus, Ohio and we have European executive offices in Rotterdam, Netherlands. Our major manufacturing facilities are primarily located in North America and Europe. As of December 31, 2013, we operated 26 domestic production and manufacturing facilities in 14 states and 36 foreign production and manufacturing facilities primarily in Australia, Brazil, Canada, Colombia, the Czech Republic, Finland, France, Germany, Italy, Korea, Malaysia, Netherlands, New Zealand, Spain, Thailand, the United Kingdom and Uruguay.
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
We believe our production and manufacturing facilities are well maintained and effectively utilized and are adequate to operate our business. Following are our more significant production and manufacturing facilities and executive offices:

Location	Nature of Ownership	Reporting Segment
Argo, IL*	Owned	Epoxy, Phenolic and Coating Resins
Barry, UK*	Owned	Epoxy, Phenolic and Coating Resins
Brady, TX	Owned	Epoxy, Phenolic and Coating Resins
Deer Park, TX*	Owned	Epoxy, Phenolic and Coating Resins
Duisburg-Meiderich, Germany	Owned	Epoxy, Phenolic and Coating Resins
Iserlohn-Letmathe, Germany	Owned	Epoxy, Phenolic and Coating Resins
Lakeland, FL	Owned	Epoxy, Phenolic and Coating Resins
Louisville, KY	Owned	Epoxy, Phenolic and Coating Resins
Moerdijk, Netherlands*	Owned	Epoxy, Phenolic and Coating Resins
Norco, LA*	Owned	Epoxy, Phenolic and Coating Resins
Onsan, South Korea	Owned	Epoxy, Phenolic and Coating Resins
Pernis, Netherlands*	Owned	Epoxy, Phenolic and Coating Resins
Ribecourt, France	Owned	Epoxy, Phenolic and Coating Resins
Sokolov, Czech Republic	Owned	Epoxy, Phenolic and Coating Resins
Solbiate Olona, Italy	Owned	Epoxy, Phenolic and Coating Resins
Curitiba, Brazil	Owned	Forest Products Resins
Montenegro, Brazil	Owned	Forest Products Resins
Edmonton, AB, Canada	Owned	Forest Products Resins
Fayetteville, NC	Owned	Forest Products Resins
Geismar, LA	Owned	Forest Products Resins
Gonzales, LA	Owned	Forest Products Resins
Hope, AR	Owned	Forest Products Resins
Kitee, Finland	Owned	Forest Products Resins
Springfield, OR	Owned	Forest Products Resins
St. Romuald, QC, Canada	Owned	Forest Products Resins
Columbus, OH†	Leased	Corporate and Other
Rotterdam, Netherlands†	Leased	Corporate and Other
Shanghai, China†	Leased	Corporate and Other
__________________________________

*	We own all of the assets at this location. The land is leased.

†	Executive offices.

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
Environmental Damages to the Port of Paranagua, Brazil
On August 10, 2005, the Environmental Institute of Paraná (IAP), an environmental agency in the State of Paraná, provided Hexion Quimica Industria, the Company’s Brazilian subsidiary, with notice of an environmental assessment in the amount of 12 Brazilian reais. The assessment related to alleged environmental damages to the Paranagua Bay caused in November 2004 from an explosion on a shipping vessel carrying methanol purchased by the Company. The investigations performed by the public authorities have not identified any actions of the Company that contributed to or caused the accident. The Company responded to the assessment by filing a request to have it cancelled and by obtaining an injunction precluding execution of the assessment pending adjudication of the issue. In November 2010, the Court denied the Company’s request to cancel the assessment and lifted the injunction that had been issued. The Company responded to the ruling by filing an appeal in the State of Paraná Court of Appeals. In March 2012, the Company was informed that the Court of Appeals had denied the Company’s appeal. The Company continues to believe that the assessment is invalid, and on June 4, 2012 it filed appeals to the Superior Court of Justice and the Supreme Court of Brazil. The Company continues to believe it has strong defenses against the validity of the assessment, and does not believe that a loss is probable. At December 31, 2013, the amount of the assessment, including tax, penalties, monetary correction and interest, is 32 Brazilian reais, or approximately $14.
Other Litigation
For a discussion of certain other legal contingencies, refer to Note 11 in Item 8 of Part II of this Annual Report on Form 10-K.
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
The internal review indicates that, in February 2013, CEVA Freight Holdings (Malaysia) SDN BHD (“CEVA Malaysia”) provided customs brokerage for export and local haulage services for a shipment of polyethylene resin to Iran shipped on a vessel owned and/or operated by HDS Lines, also an SDN. The revenues and net profits for these services were approximately $779.54 USD and $311.13 USD, respectively. In September 2013, CEVA Malaysia provided customs brokerage services for the import into Malaysia of fruit juice from Alifard Co. in Iran via HDS Lines. The revenues and net profits for these services were approximately $227.41 USD and $89.29 USD, respectively.
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

PART II
(dollars in millions, except per share data, or as otherwise noted)
ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
There is no established public trading market for our common stock. As of February 28, 2014, 82,556,847 common shares were held by our parent, MSC Holdings.
In 2013, we declared dividends of approximately $1 to be paid as and when needed to fund the compensation for the Board of Managers of Momentive Holdings, insurance premiums and other expenses. Other than dividends that we may declare from time to time to fund expenses as permitted under our ABL Facility and the indentures that govern our notes, we do not currently intend to declare any cash dividends on our common stock, and instead intend to retain earnings, if any, to fund future operations and to reduce our debt. The credit agreement that governs our ABL Facility and the indentures that govern our notes impose restrictions on our ability to pay dividends. Therefore, our ability to pay dividends on our common stock will depend on, among other things, our level of indebtedness at the time of the proposed dividend and whether we are in default under any of our debt instruments. Our future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors that our board of directors considers relevant. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, business opportunities, provision of applicable law and other factors that our board of directors may consider relevant. For a discussion of our cash resources and needs, see Item 7 of Part II of this Annual Report on Form 10-K.
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
The consolidated balance sheet and statement of operations data as of and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 have been derived from our audited Consolidated Financial Statements.

	Year ended December 31,
	2013	2012	2011	2010	2009
	(dollars in millions, except per share data)
Statements of Operations:
Net sales	$4,890	$4,756	$5,207	$4,597	$3,549
Cost of sales	4,316	4,160	4,473	3,866	3,077
Gross profit	574	596	734	731	472
Selling, general and administrative expense	362	322	335	332	305
Terminated merger and settlement income, net (1)	—	—	—	(171)	(62)
Asset impairments	181	23	32	—	49
Business realignment costs	21	35	15	20	37
Other operating expense (income), net	1	11	(15)	6	7
Operating income	9	205	367	544	136
Interest expense, net	303	263	262	276	223
Loss (gain) on extinguishment of debt	6	—	—	30	(224)
Other non-operating expense (income), net	2	(1)	3	(4)	—
(Loss) income from continuing operations before income tax and earnings from unconsolidated entities	(302)	(57)	102	242	137
Income tax expense (benefit)	349	(384)	3	35	(8)
(Loss) income from continuing operations before earnings from unconsolidated entities	(651)	327	99	207	145
Earnings from unconsolidated entities, net of taxes	17	19	16	8	2
Net (loss) income from continuing operations	(634)	346	115	215	147
Net income (loss) from discontinued operations, net of taxes (2)	—	—	2	(3)	(30)
Net (loss) income	(634)	346	117	212	117
Net loss (income) attributable to noncontrolling interest	1	—	—	—	(3)
Net (loss) income attributable to Momentive Specialty Chemicals Inc.	$(633)	$346	$117	$212	$114
Dividends declared per common share	$0.01	$0.04	$0.02	$—	$—
Cash Flows provided by (used in):
Operating activities	$80	$177	$171	$51	$355
Investing activities	(150)	(138)	33	(105)	(132)
Financing activities	52	(59)	57	97	(222)
Balance Sheet Data (at end of period):
Cash and cash equivalents	$393	$419	$419	$166	$122
Short-term investments	7	5	7	6	10
Working capital (3)	572	669	682	551	291
Total assets	2,866	3,337	3,093	3,116	2,953
Total long-term debt	3,665	3,419	3,420	3,588	3,424
Total net debt (4)	3,374	3,071	3,113	3,500	3,374
Total liabilities	4,948	4,635	4,861	5,137	5,002
Total deficit	(2,082)	(1,298)	(1,768)	(2,021)	(2,049)

(1)
Terminated merger and settlement income, net for the year ended December 31, 2010 and 2009 includes the non-cash push-down of insurance recoveries by the Company’s owner related to the settlement payment made by the Company’s owner that had been treated as an expense of the Company in 2008 associated with the terminated merger with Huntsman Corporation, as well as reductions on certain of the Company’s merger related service provider liabilities.

(2)	Net income (loss) from discontinued operations reflects the results of our IAR Business and CCR Business.

(3)
Working capital is defined as current assets less current liabilities. As of December 31, 2010 and 2009, the assets and liabilities of the IAR Business and CCR Business totaling $184 and $165, respectively, have been classified as current.

(4)	Net debt is defined as long-term debt plus short-term debt less cash and cash equivalents and short-term investments.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our results of operations and financial condition for the years ended December 31, 2013, 2012 and 2011 with the audited Consolidated Financial Statements and related notes included elsewhere herein. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs, and which involve numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1A, “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements.
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
Our products are used in thousands of applications and are sold into diverse markets, such as forest products, architectural and industrial paints, packaging, consumer products and automotive coatings, as well as higher growth markets, such as wind energy and and electrical composites. Major industry sectors that we serve include industrial/marine, construction, consumer/durable goods, automotive, wind energy, aviation, electronics, architectural, civil engineering, repair/remodeling and oil and gas drilling. Key drivers for our business include general economic and industrial conditions, including housing starts, auto build rates and active oil and gas drilling rigs. In addition, due to the nature of our products and the markets we serve, competitor capacity constraints and the availability of similar products in the market may impact our results. As is true for many industries, our financial results are impacted by the effect on our customers of economic upturns or downturns, as well as by the impact on our own costs to produce, sell and deliver our products. Our customers use most of our products in their production processes. As a result, factors that impact their industries can and have significantly affected our results.
Through our worldwide network of strategically located production facilities we serve approximately 5,400 customers in approximately 100 countries. Our global customers include large companies in their respective industries, such as 3M, Akzo Nobel, BASF, Bayer, Dow, EP Energy, GE, Louisiana Pacific, Monsanto, Owens Corning, PPG Industries, Valspar and Weyerhaeuser.
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
The Momentive Combination, including the Shared Services Agreement, has resulted in significant synergies for us, including shared services and logistics optimization, best-of-source contractual terms, procurement savings, regional site rationalization and administrative and overhead savings. We projected achieving a total of approximately $64 of cost savings in connection with the Shared Services Agreement, and through December 31, 2013, we have realized all of these savings on a run-rate basis. We expect the savings from these synergies to continue.
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
Reportable Segments
Our business segments are based on the products that we offer and the markets that we serve. At December 31, 2013, we had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins. A summary of the major products of our reportable segments follows:

•
Epoxy, Phenolic and Coating Resins: epoxy specialty resins, phenolic encapsulated substrates, versatic acids and derivatives, basic epoxy resins and intermediates, phenolic specialty resins and molding compounds, polyester resins, acrylic resins and vinylic resins

•	Forest Products Resins: forest products resins and formaldehyde applications

2013 Overview

•
Net sales increased 3% in 2013 as compared to 2012, due primarily to an increase in demand in our oil field, specialty epoxy and North American and Latin American forest products resins businesses, which was partially offset by the closure of a facility in our European forest products resins business in the third quarter of 2012 and the sale of two facilities in the Asia Pacific region in the second quarter of 2012. The overall increase in demand was also partially offset by pricing decreases in certain businesses.

•
Segment EBITDA decreased $68, as the positive impact of the increase in demand discussed above was more than offset by margin compression in certain businesses, as well as idling and decreased production volumes due to planned maintenance, which resulted in overhead costs being expensed during the idling period. These decreases were partially offset by cost control and productivity initiatives and favorable geographic and product mix in certain businesses.

•
In the fourth quarter of 2013, we recognized a goodwill impairment of $57 in our epoxy reporting unit as a result of sustained overcapacity in the market in 2013 and increased competition from Asian imports, resulting in a significantly lower earnings and cash flows than previously projected.

•	In 2013, we recorded long-lived asset impairments of $124 due primarily to lowered forecasts of estimated future earnings and cash flows for our epoxy reporting unit.

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

•
In 2013, we realized approximately $6 in cost savings as a result of the Shared Services Agreement with MPM, bringing our total cumulative savings since the Momentive Combination to $60. In addition, we also realized approximately $11 in cost savings related to other cost reduction programs, bringing our total cumulative savings under these initiatives to $23. As of December 31, 2013, we have approximately $4 of in-process cost savings in connection with the Shared Services Agreement and $4 of in-process cost savings in connection with other initiatives that we expect to achieve over the next 12 to 15 months.

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

•
The acquisition in early 2014 of a manufacturing facility in Shreveport, Louisiana, which will increase our capacity to provide resin coated proppants to our customers in this region, which has a high concentration of shale and natural gas wells.

Future growth initiatives include:

•
A joint venture to construct a phenolic specialty resins manufacturing facility in China, which is expected to be operational in mid-2014. The new facility will produce a full range of specialty novolac and resole phenolic resins used in a diverse range of applications, including refractories, friction and abrasives to support the growing auto and consumer markets in China.

•	A non-binding Memorandum of Understanding with Kanoria Chemicals & Industries Limited to form a formaldehyde and phenolic specialty resins joint venture in India.

•	The expansion of our forest products resins manufacturing facility in Brazil and construction of a new formaldehyde plant in North America.

2014 Outlook
Our business is impacted by general economic and industrial conditions, including housing starts, automotive builds, oil and natural gas drilling activity and general industrial production. Our business has both geographic and end market diversity which often reduces the impact of any one of these factors on our overall performance.
Due to continued worldwide economic volatility and uncertainty, the short-term outlook for our business is difficult to predict. Although we expect certain global markets to begin to stabilize, a continued lack of consumer confidence could lead to stagnant demand for many of our products within both of our reportable segments into 2014; however, we expect overall volumes to be moderately higher in 2014 as compared to 2013.
We expect moderate increases in volumes within our oil field business during 2014 due to key innovations in new product development and strategic acquisitions, which will be partially offset by continuing pricing pressures in this business as a result of increased competition. We anticipate moderate general economic growth in the North American automobile and industrial markets to positively impact our Epoxy, Phenolic and Coating Resins segment during 2014. We expect the European automobile and construction industries to remain weak due to the continuing economic concerns in this region. We also expect continued pressures in our base epoxy business during 2014, as a result of overcapacity in the market and increased competition from Asian imports.
We anticipate volumes in our North American forest products resins business will continue to grow during 2014, reflecting recovering U.S. housing starts. We also anticipate moderate growth in volumes in our Latin American forest products business due to continued growth in the furniture, housing construction and industrial markets within this region.
In response to the uncertain economic outlook, we continue to execute cost reduction programs, with $4 of in-process cost savings. We continue to evaluate additional actions, as well as productivity measures, that could lead to further savings. Such actions could result in more significant restructuring, exit and disposal costs and asset impairments in the future.
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
We expect long-term raw material cost volatility to continue because of price movements of key feedstocks. To help mitigate raw material volatility, we have purchase and sale contracts and commercial arrangements with many of our vendors and customers that contain periodic price adjustment mechanisms. Due to differences in timing of the pricing trigger points between our sales and purchase contracts, there is often a “lead-lag” impact. In many cases this “lead-lag” impact can negatively impact our margins in the short term in periods of rising raw material prices and positively impact them in the short term in periods of falling raw material prices. We continue to implement pricing actions to compensate for the increase in raw material prices experienced during 2013, and expected to continue into 2014, which should benefit our operating cash flows in 2014.
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
Raw Material Prices
Raw materials comprised approximately 70% of our cost of sales in 2013. The three largest raw materials used in our production processes are phenol, methanol and urea. These materials represented 43% of our total raw material costs in 2013. Fluctuations in energy costs, such as volatility in the price of crude oil and related petrochemical products, as well as the cost of natural gas have caused increased utility costs and volatility in our raw material costs. In 2013, the average prices of phenol, methanol and urea increased (decreased) by approximately 5%, 18% and (26%), respectively, as compared to 2012. In 2012, the average prices of phenol, methanol and urea increased by approximately 6%, 5% and 10%, respectively, as compared to 2011. Passing through raw material price changes can result in significant variances in sales comparisons from year to year.
Other Comprehensive Income
Our other comprehensive income is significantly impacted by foreign currency translation and defined benefit pension and postretirement benefit adjustments. The impact of foreign currency translation is driven by the translation of assets and liabilities of our foreign subsidiaries which are denominated in functional currencies other than the U.S. dollar. The primary assets and liabilities driving the adjustments are cash and cash equivalents; accounts receivable; inventory; property, plant and equipment; accounts payable; pension and other postretirement benefit obligations and certain intercompany loans payable and receivable. The primary currencies in which these assets and liabilities are denominated are the euro, Brazilian real, Canadian dollar and Australian dollar. The impact of defined benefit pension and postretirement benefit adjustments is primarily driven by unrecognized actuarial gains and losses related to our defined benefit and other postretirement benefit plans, as well as the subsequent amortization of gains and losses from accumulated other comprehensive income in periods following the initial recording such items. These actuarial gains and losses are determined using various assumptions, the most significant of which are (i) the weighted average rate used for discounting the liability, (ii) the weighted average expected long-term rate of return on pension plan assets, (iii) the method used to determine market-related value of pension plan assets, (iv) the weighted average rate of future salary increases and (v) the anticipated mortality rate tables.
Results of Operations
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in millions)	2013	2012	2011
Net sales	$4,890	$4,756	$5,207
Cost of sales	4,316	4,160	4,473
Gross profit	574	596	734
Gross profit as a percentage of net sales	12%	13%	14%
Selling, general and administrative expense	362	322	335
Asset impairments	181	23	32
Business realignment costs	21	35	15
Other operating expense (income), net	1	11	(15)
Operating income	9	205	367
Operating income as a percentage of net sales	—%	4%	7%
Interest expense, net	303	263	262
Loss on extinguishment of debt	6	—	—
Other non-operating expense (income), net	2	(1)	3
Total non-operating expense	311	262	265
(Loss) income before income tax and earnings from unconsolidated entities	(302)	(57)	102
Income tax expense (benefit)	349	(384)	3
(Loss) income before earnings from unconsolidated entities	(651)	327	99
Earnings from unconsolidated entities, net of taxes	17	19	16
Net (loss) income from continuing operations	(634)	346	115
Net income from discontinued operations, net of taxes	—	—	2
Net (loss) income	(634)	346	117
Net loss attributable to noncontrolling interest	1	—	—
Net (loss) income attributable to Momentive Specialty Chemicals Inc.	$(633)	$346	$117
Other comprehensive income (loss)	$56	$(94)	$(71)
Net Sales
In 2013, net sales increased by $134, or 3%, compared to 2012. Volume increases positively impacted net sales by $211, and were primarily driven by our oil field, specialty epoxy and North American and Latin American forest products resins businesses. Volume increases in our oil field business were a result of key customer wins and new product development, and volume increases in our specialty epoxy business were driven by improving our share in the Asian wind energy market. Increases in volumes in our North American forest products resins business were primarily driven by increases in U.S. housing construction activity, and increases in our Latin American forest products resins business were driven by increases in the furniture, housing construction and industrial markets in this region. These increases were partially offset by volume decreases in our base epoxy business driven by increased competition from Asian imports. The overall increase was also partially offset by the closure of a production facility in our European forest products resins business in the third quarter of 2012 and the sale of two facilities in the Asia Pacific region in the second quarter of 2012, which had a combined negative impact of $65. Pricing had a negative impact of $12, as raw material price increases passed through to customers in our North American and Latin American forest products resins businesses were offset by pricing decreases in portions of our oil field and specialty epoxy businesses due to competitive pressures. Foreign currency translation had a neutral impact on net sales, as the weakening of the U.S. dollar against the euro in 2013 compared to 2012 was offset by the strengthening of the U.S. dollar against the Brazilian real and the Australian dollar in 2013 compared to 2012.
In 2012, net sales decreased by $451, or 9%, compared to 2011. Volume decreases negatively impacted net sales by $260, and were primarily driven by our epoxy specialty, phenolic specialty resins, oil field and European forest products businesses. Volume decreases in our epoxy specialty business were due to a decrease in demand in the Asian wind energy market. Volume decreases in our phenolic specialty resins business were primarily driven by decreased industrial demand, primarily in the European region. Decreased volumes in our oil field business were primarily due to a decrease in natural gas prices, which drove a decrease in drilling activity, as well as increased competition in certain markets. Volume decreases in our European forest products business were due to the closure of a production facility in this region, as well as continued competitive pressures and the loss of key customers. These volume decreases were partially offset by volume increases in our North American and Latin American forest products resins businesses, which were driven by increases in U.S. housing and Latin American construction activity. Pricing had a positive impact of $2 on net sales, as pricing decreases in certain businesses due to competitive pressures were offset by the pass through of raw material-driven price increases in several other businesses. In addition, foreign currency translation negatively impacted sales by $193, primarily as a result of the strengthening of the U.S. dollar against the euro and Brazilian real compared to 2011.

Gross Profit
In 2013, gross profit decreased by $22 compared to 2012. As a percentage of sales, gross profit decreased by 1%, primarily as a result of margin compression in certain of our businesses, as well as idling and decreased production volumes due to planned maintenance in certain other businesses, which resulted in overhead costs being expensed during the idling period.
In 2012, gross profit decreased by $138 compared to 2011. As a percentage of sales, gross profit decreased by 1%, primarily as a result of the decrease in sales volumes as discussed above, particularly in certain of our specialty businesses, as well as margin compression in certain other businesses.
Operating Income
In 2013, operating income decreased by $196 compared to 2012. The decrease was partially due to the $22 decrease in gross profit discussed above. Selling, general and administrative expense increased by $40 due primarily to increased expenses related to retention programs and pension and postretirement benefits, which were driven by decreases in discount rates used to calculate our pension liabilities. Asset impairments increased by $158 compared to 2012. In 2013, a goodwill impairment charge of $57 was recognized as a result of the estimated fair value of our epoxy reporting unit being significantly less than the carrying value of its net assets. Additionally, in 2013, as a result of lowered forecasts of estimated future earnings and cash flows for our epoxy reporting unit, as well as the likelihood that certain other long-lived assets would be disposed of before the end of their estimated useful lives, we recorded asset impairments of $124. In 2012, we recorded asset impairments of $23 as a result of the likelihood that certain long-lived assets would be sold before the end of their estimated useful lives and continued competitive pressures. Business realignment costs decreased by $14 due primarily to a reduction in severance costs associated with the restructuring and cost reduction programs implemented in early 2012. Other operating expense, net decreased by $10 due primarily to a charge related to the resolution of a pricing dispute with HAI, an unconsolidated joint venture, in 2012 that did not recur in 2013.
In 2012, operating income decreased by $162 compared to 2011. The decrease was partially due to the $138 decrease in gross profit discussed above. Selling, general and administrative expense decreased by $13 due to lower project and transaction costs, as well as functional cost savings realized from the Momentive Combination. Asset impairments decreased by $9 compared to 2011. In 2012, we recorded asset impairments of $23 as a result of the likelihood that certain long-lived assets would be sold before the end of their estimated useful lives and continued competitive pressures. In 2011, we recorded asset impairments of $32 as a result of the loss of a customer that went out of business, continued competitive pressures and the likelihood that certain long-lived assets would be sold before the end of their estimated useful lives. Business realignment costs increased by $20 due primarily to severance costs associated with newly implemented restructuring and cost reduction programs. Other operating expense, net increased by $26 due primarily to a $21 gain recognized in 2011 on the termination of an operator agreement with a customer, which did not recur in 2012. The increase was also driven by losses on the sale of certain assets during 2012, as well as an $8 charge related to the resolution of a pricing dispute with HAI, an unconsolidated joint venture, during 2012. These increases were partially offset by higher unrealized foreign currency exchange transaction gains in 2012, as compared to 2011.
Non-Operating Expense
In 2013, total non-operating expense increased by $49 compared to 2012, primarily due to an increase in interest expense of $40 due to higher average outstanding debt balances and interest rates, as well as the write-off of $6 in deferred financing fees, all of which were associated with the 2013 Refinancing Transactions, as described further in “— Liquidity and Capital Resources.” Other non-operating expense, net increased by $3, from income of $1 to an expense of $2, due to other financing fees related to the 2013 Refinancing Transactions which were expensed as incurred in 2013.
In 2012, total non-operating expense decreased by $3 compared to 2011, primarily due to higher foreign exchange transaction gains related to our debt, partially offset by a slight increase in interest expense and the write-off of $1 in deferred financing costs associated with the refinancing transactions in March 2012.
Income Tax Expense (Benefit)
In 2013, income tax expense increased by $733, from a benefit of $384 to an expense of $349, compared to 2012. In 2013, income tax expense primarily related to the recording of a valuation allowance in the United States, which was driven by several negative factors that occurred in 2013, including negative trends in U.S. business operations, higher interest expense primarily related to the 2013 Refinancing Transactions, and an agreement with a foreign tax authority to change certain intercompany agreements that will reduce future income.
In 2012, income tax expense decreased by $387 compared to 2011, from expense of $3 to a benefit of $384, primarily due to the release of a significant portion of the U.S. valuation allowance. The reversal of the U.S. valuation allowance was the result of a trend of significant U.S. taxable income starting in tax year 2009 due to improvements in the U.S. business.
Other Comprehensive Income (Loss)
For the year ended December 31, 2013, foreign currency translation negatively impacted other comprehensive income by $13, primarily due to the strengthening of the U.S. dollar against the Australian dollar, Canadian dollar and Brazilian real, partially offset by the weakening of the U.S. dollar against the euro. For the year ended December 31, 2013, pension and postretirement benefit adjustments positively impacted other comprehensive income by $68, primarily due to unrecognized actuarial gains driven by an increase in the discount rate at December 31, 2013, favorable asset experience and the amortization of unrecognized actuarial losses recorded in prior periods.

For the year ended December 31, 2012, foreign currency translation positively impacted other comprehensive loss by $13, primarily due to the weakening of the U.S. dollar against the Australian dollar, Canadian dollar and euro, partially offset by the strengthening of the U.S. dollar against the Brazilian real. For the year ended December 31, 2012, pension and postretirement benefit adjustments negatively impacted other comprehensive loss by $107, primarily due to unrecognized actuarial losses driven by a decrease in the discount rate at December 31, 2012 and unfavorable asset experience.
For the year ended December 31, 2011, foreign currency translation negatively impacted other comprehensive loss by $43, primarily due to the strengthening of the U.S. dollar against the Canadian dollar, Brazilian real and euro. For the year ended December 31, 2011, pension and postretirement benefit adjustments negatively impacted other comprehensive loss by $29, primarily due to unrecognized actuarial losses driven by a decrease in the discount rate at December 31, 2011 and unfavorable asset experience. These decreases were partially offset by amortization of unrecognized actuarial losses recorded in prior periods.
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

	Year Ended December 31,
	2013	2012	2011
Net Sales(1):
Epoxy, Phenolic and Coating Resins	$3,126	$3,022	$3,424
Forest Products Resins	1,764	1,734	1,783
Total	$4,890	$4,756	$5,207

Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$258	$337	$506
Forest Products Resins	231	201	180
Corporate and Other	(67)	(48)	(51)

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.

2013 vs. 2012 Segment Results
Following is an analysis of the percentage change in sales by segment from 2012 to 2013:

	Volume	Price/Mix	Currency Translation	Scope Changes	Total
Epoxy, Phenolic and Coating Resins	5%	(3)%	1%	—%	3%
Forest Products Resins	3%	4%	(2)%	(3)%	2%
Epoxy, Phenolic and Coating Resins
Net sales in 2013 increased by $104, or 3%, compared to 2012. Higher volumes positively impacted sales by $157. This increase was primarily driven by increased demand within our oil field, specialty epoxy and dispersions businesses. Volume increases in our oil field business were a result of key customer wins and new product development. Increases in volumes in our specialty epoxy business were driven by improving our share of the global wind energy market. Volume increases in our dispersions business were primarily driven by regaining market share. These increases were partially offset by volume decreases in our base epoxy business due to decreased industrial demand, primarily in European region, as well as increased competition from Asian imports. Pricing had a negative impact of $90, which was driven by pricing decreases in portions of our oil field and specialty epoxy businesses, as well as our base epoxy business, due to competitive pressures. Foreign exchange translation positively impacted net sales by $37, primarily due to the weakening of the U.S. dollar against the euro in 2013 compared to 2012.
Segment EBITDA in 2013 decreased by $79 to $258 compared to 2012. The positive impact of the volume increases discussed above was more than offset by margin compression in certain businesses.
Forest Products Resins
Net sales in 2013 increased by $30, or 2%, when compared to 2012. Higher volumes positively impacted sales by $54, driven primarily by volume increases in our North American forest products resins business, which were primarily driven by increases in U.S. housing construction activity, as well as volume increases in our Latin American forest products resins business, driven by increases in the furniture, housing construction and industrial markets in this region. The overall increase was partially offset by the closure of a production facility in our European forest products resins business in the third quarter of 2012 and the sale of two facilities in the Asia Pacific region in the second quarter of 2012, which had a combined negative impact of $65. Raw material price increases passed through to customers led to pricing increases of $78. Foreign exchange translation negatively impacted net sales by $37, primarily due to the strengthening of the U.S. dollar against the Brazilian real and the Australian dollar in 2013 compared to 2012.

Segment EBITDA in 2013 increased by $30 to $231 compared to 2012. Segment EBITDA increases were driven by volume increases discussed above, cost control and productivity initiatives and favorable geographic and product mix.
Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions, unallocated foreign exchange gains and losses and legacy company costs not allocated to continuing segments. Corporate and Other charges increased by $19 to $67 compared to 2012, primarily due to increased costs related to pension and postretirement benefits, which were driven by decreases in discount rates used to calculate our pension liabilities. These increases were partially offset by lower unallocated foreign currency transaction losses.
 2012 vs. 2011 Segment Results
The table below provides additional detail of the percentage change in sales by segment from 2011 to 2012:

	Volume	Price/Mix	Currency Translation	Total
Epoxy, Phenolic and Coating Resins	(6)%	(2)%	(4)%	(12)%
Forest Products Resins	(4)%	4%	(3)%	(3)%
Epoxy, Phenolic and Coating Resins
Net sales in 2012 decreased by $402, or 12%, when compared to 2011. Lower volumes negatively impacted sales by $192. This decrease was primarily driven by decreased demand within our specialty epoxy, phenolic specialty resins and oil field businesses. The decrease in volumes in our epoxy specialty business was due to a decrease in demand in the Asian wind energy market. Volume decreases in our phenolic specialty resins business were primarily due to decreased industrial demand, primarily in the European region. The decrease in volumes in our oil field business was primarily due to a decrease in natural gas prices, which drove a decrease in drilling activity, as well as increased competition in certain markets. Pricing had a negative impact of $75 due primarily to the impact of positive pricing in 2011, driven by supply shortages in the market for our base epoxy business, which was not experienced in 2012. Foreign exchange translation negatively impacted net sales by $135, primarily due to the strengthening of the U.S. dollar against the euro in 2012 compared to 2011.
Segment EBITDA in 2012 decreased by $169 to $337 compared to 2011. The decrease is primarily due to the volume and pricing decreases discussed above.
Forest Products Resins
Net sales in 2012 decreased by $49, or 3%, when compared to 2011. Lower volumes negatively impacted sales by $68, driven primarily by decreased volumes in our European forest products resins business, as well as the sale of two facilities in the Asia Pacific region. The volume decreases in our European forest products resins business were primarily driven by the closure of a production facility in the region, which contributed $71 to the overall decrease. The decreases were partially offset by volume increases in our North American forest products resins and formaldehyde businesses, which were driven by increases in U.S. housing construction activity, key customer wins and stronger demand for durable goods applications. Raw material price increases passed through to customers led to pricing increases of $77. Foreign exchange translation negatively impacted net sales by $58, primarily due to the strengthening of the U.S. dollar against the euro and the Brazilian real in 2012 compared to 2011.
Segment EBITDA in 2012 increased by $21 to $201 compared to 2011. Segment EBITDA increases were driven by cost control and favorable geographic and product mix.
Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions, unallocated foreign exchange gains and losses and legacy company costs not allocated to continuing segments. Corporate and Other charges decreased by $3 to $48 compared to 2011, primarily due to higher unallocated foreign currency transaction gains and impact of productivity-driven cost savings.

Reconciliation of Segment EBITDA to Net (Loss) Income:

	Year Ended December 31,
	2013	2012	2011
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$258	$337	$506
Forest Products Resins	231	201	180
Corporate and Other	(67)	(48)	(51)

Reconciliation:
Items not included in Segment EBITDA
Asset impairments	(181)	(23)	(32)
Business realignment costs	(21)	(35)	(15)
Integration costs	(10)	(12)	(19)
Net income from discontinued operations	—	—	2
Other	(37)	(42)	(22)
Total adjustments	(249)	(112)	(86)
Loss on extinguishment of debt	(6)	—	—
Interest expense, net	(303)	(263)	(262)
Income tax (expense) benefit	(349)	384	(3)
Depreciation and amortization	(148)	(153)	(167)
Net (loss) income attributable to Momentive Specialty Chemicals Inc.	(633)	346	117
Net loss attributable to noncontrolling interest	(1)	—	—
Net (loss) income	$(634)	$346	$117
 Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses. For 2013, these items primarily include expenses from retention programs, stock-based compensation expense, transaction costs and unrealized foreign exchange transaction gains and losses. For 2012, these items primarily include a charge related to the resolution of a pricing dispute with an unconsolidated joint venture, losses on the disposal of assets and other transaction costs, partially offset by net realized and unrealized foreign exchange transaction gains and insurance recoveries related to the terminated Huntsman merger. For 2011, these items consist of business optimization expenses, integration costs related to the Momentive Combination, retention program costs, realized foreign exchange gains and losses and a gain recognized on the termination of an operator agreement with a customer.
Business realignment costs for 2013 primarily include expenses from minor headcount reduction programs and costs for environmental remediation at certain formerly owned locations. Business realignment costs for 2012 primarily include expenses from the Company’s restructuring and cost optimization programs. Business realignment costs for 2011 primarily relate to expenses from minor restructuring programs. Integration costs relate primarily to the Momentive Combination. Net income from discontinued operations represents the results of the IAR Business and the CCR Business.

Liquidity and Capital Resources
We are a highly leveraged company. Our primary sources of liquidity are cash flows generated from operations and availability under our credit facilities. Our primary liquidity requirements are interest, working capital and capital expenditures.

At December 31, 2013, we had $3,774 of debt, including $109 of short-term debt and capital lease maturities. In addition, at December 31, 2013, we had $773 in liquidity consisting of the following:

•	$379 of unrestricted cash and cash equivalents (of which $208 is maintained in foreign jurisdictions);

•	$331 of borrowings available under the ABL Facility ($363 borrowing base, less $32 outstanding letters of credit); and

•	$63 of borrowings available under credit facilities at certain international subsidiaries.
Our senior secured revolving credit facilities were terminated in March 2013 in connection with the closing of our new ABL Facility described below. We do not believe there is any risk to funding our liquidity requirements in any particular jurisdiction.
Our net working capital (defined as accounts receivable and inventories less accounts payable) at December 31, 2013 and 2012 was $478 and $476, respectively. A summary of the components of our net working capital as of December 31, 2013 and 2012 is as follows:

	December 31, 2013	% of LTM Net Sales	December 31, 2012	% of LTM Net Sales
Accounts receivable	$601	12%	$527	11%
Inventories	360	8%	367	8%
Accounts payable	(483)	(10)%	(418)	(9)%
Net working capital	$478	10%	$476	10%
The increase in net working capital of $2 from December 31, 2012 was primarily a result of the increase in accounts receivable due to increased volumes from stronger demand and slower collections at the end of 2013, and was partially offset by the decrease in inventories as a result of efforts to aggressively manage inventory levels, as well as inventory builds at the end of 2012 in anticipation of planned maintenance shutdowns in early 2013. The overall increase in net working capital was also partially offset by the increase in accounts payable, which was also driven by the overall increase in volumes. We continue to aggressively manage inventory levels, as evidenced by the decrease in inventory as a percentage of LTM sales compared to 2012. To minimize the impact of net working capital on cash flows, we continue to review inventory safety stock levels, focus on receivable collections by offering incentives to customers to encourage early payment or accelerate receipts through the sale of receivables and negotiate with vendors to contractually extend payment terms whenever possible.
We periodically borrow from the ABL Facility to support our short-term liquidity requirements, particularly when net working capital requirements increase in response to seasonality of our volumes in the summer months. As of and during the year ended December 31, 2013 there were no outstanding borrowings under the ABL Facility.
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
2014 Outlook
Capital spending in 2014 is expected to be between $185 and $210. The increase in capital spending over 2013 will be primarily driven by investment in our growth and specialty businesses by increasing capacity to meet customer demand. We anticipate a slight increase in working capital in 2014, reflecting moderate expected volume increases. Working capital trends are expected to be consistent with 2013, with increases in the first half of the year and decreases in the second half. Additionally, we expect the following significant cash outflows in 2014: interest payments on our fixed rate First-Priority Senior Secured Notes, Senior Secured Notes, Second-Priority Senior Secured Notes and Debentures (due semi-annually) of approximately $286 in total (with first quarter and third quarter payments of approximately $128, and second and fourth quarter payments of approximately $158); and income tax payments estimated at $27. We plan to fund these significant outflows with available cash and cash equivalents, cash from operations and, if necessary, through available borrowings under our ABL Facility. Based on our liquidity position as of December 31, 2013, and projections of operating cash flows in 2014, we believe we have the ability to continue as a going concern for the next twelve months.

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
Sources and Uses of Cash
Following are highlights from our Consolidated Statements of Cash Flows for the years ended December 31:

	Year Ended December 31,
	2013	2012	2011
Sources (uses) of cash:
Operating activities	$80	$177	$171
Investing activities	(150)	(138)	33
Financing activities	52	(59)	57
Effect of exchange rates on cash flow	(4)	5	(5)
Net (decrease) increase in cash and cash equivalents	$(22)	$(15)	$256
Operating Activities
In 2013, operating activities provided $80 of cash. Net loss of $634 included $623 of net non-cash expense items, of which $148 was for depreciation and amortization, $322 was for deferred tax expense, $6 was for the loss on extinguishment of debt and $181 was for non-cash asset impairments. These items were partially offset by $31 of unrealized foreign currency gains. Working capital (defined as accounts receivable and inventories less accounts payable) used $3, which was driven by increases in accounts receivable due to sales volume increases, partially offset by increases in accounts payable, driven by the same factors. Inventories decreased as a result of the effort to aggressively manage inventory levels, as well as inventory builds at the end of 2012 in anticipation of planned maintenance shutdowns in early 2013. Changes in other assets and liabilities and income taxes payable provided $94 due to the timing of when items were expensed versus paid, which primarily included interest expense, employee retention programs, pension plan contributions, taxes and restructuring expenses.
In 2012, operating activities provided $177 of cash. Net income of $346 included $186 of net non-cash income items, of which $394 was for a deferred tax benefit, and was partially offset by $153 of depreciation and amortization, as well as $31 of non-cash impairments and accelerated depreciation. Working capital provided $69, which was driven by decreases in accounts receivable due to sales volume decreases and increased focus on receivables collections, as well as increases in accounts payable driven by the timing of when raw material purchases were accrued versus paid. Changes in other assets and liabilities and income taxes payable used $52 due to the timing of when items were expensed versus paid, which primarily included interest expense, employee retention programs, pension plan contributions, taxes and restructuring expenses.
In 2011, operating activities provided $171 of cash. Net income of $117 included $174 of net non-cash and non-operating expense items, of which $168 was for depreciation and amortization and $35 was for non-cash impairments and accelerated depreciation. Working capital used $39 due primarily to increased accounts receivable, which was due to increased sales pricing driven by raw material price increases, as well as a decrease in the amounts of receivables sold at the end of 2011 compared to the end of 2010. Changes in other assets and liabilities and taxes payable used $81 due to the payout of prior year incentive compensation programs and due to the timing of when items were expensed versus paid, which primarily included interest expense and pension plan contributions.
Investing Activities
In 2013, investing activities used $150. We spent $145 for capital expenditures (including capitalized interest), which primarily related to plant expansions, improvements and maintenance-related capital expenditures. The decrease in restricted cash provided $4, and was driven by the usage of $15 of restricted cash to purchase an interest in an unconsolidated joint venture in early 2013, and was partially offset by $11 of cash which was put on deposit as collateral for a loan that was extended by a third party to one of our unconsolidated joint ventures. We also generated $7 from the sale of certain long-lived assets and used $3 of cash to purchase debt securities.

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
Financing Activities
In 2013, financing activities provided $52. Net-short term debt borrowings were $15. Net long-term debt borrowings of $77 primarily consisted of proceeds of $1,108 ($1,100 plus a premium of $8) from the issuance of 6.625% First-Priority Senior Secured Notes due 2020, which was partially offset by the paydown of approximately $910 of term loans under our senior secured credit facilities and the purchase and discharge of $120 of our Floating Rate Second-Priority Senior Secured Notes due 2014, all as a result of the 2013 Refinancing Transactions. We also paid $40 of financing fees related to these transactions.
In 2012, financing activities used $59. This consisted of net long-term debt repayments of $34 and the payment of debt financing fees of $14 as a result of the refinancing transactions in March 2012. Net-short term debt repayments were $7. We remitted $7 to our parent related to certain insurance recoveries, and we also received $16 of the remaining proceeds from our parent as a result of the Preferred Equity Issuance. See “Related Transactions—Preferred Equity Commitment and Issuance” in Item 13 of Part III of this Annual Report on Form 10-K.
In 2011, financing activities provided $57 of cash. We received a capital contribution of $189 from our parent as a result of the Preferred Equity Issuance. Net long-term debt repayments and credit facility fees were $144, and net short-term debt borrowings were $14. We also paid a distribution of $2 to our parent to fund expenses of Momentive Holdings.

There are certain restrictions on the ability of certain of our subsidiaries to transfer funds to the parent in the form of cash dividends, loans or otherwise, which primarily arise as a result of certain foreign government regulations or as a result of restrictions within certain subsidiaries’ financing agreements limiting such transfers to the amounts of available earnings and profits or otherwise limit the amount of dividends that can be distributed. In either case, we have alternative methods to obtain cash from these subsidiaries in the form of intercompany loans and/or returns of capital in such instances where payment of dividends is limited to the extent of earnings and profits.
Outstanding Debt
Following is a summary of our cash and cash equivalents and outstanding debt at December 31, 2013 and 2012:

	2013	2012
Cash and cash equivalents	$393	$419
Short-term investments	$7	$5

Debt:
ABL Facility	$—	$—
Senior Secured Credit Facilities:
Floating rate term loans due 2015	—	910
Senior Secured Notes:
6.625% First-Priority Senior Secured Notes due 2020 (includes $7 of unamortized debt premium at December 31, 2013)	1,557	450
8.875% Senior Secured Notes due 2018 (includes $4 and $6 of unamortized debt discount at December 31, 2013 and 2012, respectively)	1,196	994
Floating Rate Second-Priority Senior Secured Notes due 2014	—	120
9.00% Second-Priority Senior Secured Notes due 2020	574	574
Debentures:
9.2% debentures due 2021	74	74
7.875% debentures due 2023	189	189
8.375% sinking fund debentures due 2016	60	62
Other Borrowings:
Australia Term Loan Facility due 2014	35	36
Brazilian bank loans	58	59
Capital Leases	10	11
Other	21	16
Total	$3,774	$3,495

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
The indentures that govern our 6.625% First-Priority Senior Secured Notes, 8.875% Senior Secured Notes and 9.00% Second-Priority Senior Secured Notes (the “Secured Indentures”) contain an Adjusted EBITDA to Fixed Charges ratio incurrence test which may restrict our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet this ratio (measured on a last twelve months, or LTM, basis) of at least 2.0:1. The Adjusted EBITDA to Fixed Charges Ratio under the Secured Indentures is generally defined as the ratio of (a) Adjusted EBITDA to (b) net interest expense excluding the amortization or write-off of deferred financing costs, each measured on an LTM basis.
As indicated above, our new ABL Facility, which is subject to a borrowing base, replaced our senior secured credit facilities in March 2013. The ABL Facility does not have any financial maintenance covenant other than a minimum fixed charge coverage ratio of 1.0 to 1.0 that would only apply if our availability under the ABL Facility at any time is less than the greater of (a) $40 and (b) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time. The fixed charge coverage ratio under the credit agreement governing the ABL Facility is generally defined as the ratio of (a) Adjusted EBITDA minus non-financed capital expenditures and cash taxes to (b) debt service plus cash interest expense plus certain restricted payments, each measured on an LTM basis. At December 31, 2013, our availability under the ABL Facility exceeded the minimum requirements, as did our fixed charge coverage ratio.
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
As of December 31, 2013, we were in compliance with all covenants that govern the ABL Facility. We believe that a default under the ABL Facility is not reasonably likely to occur.

Reconciliation of Last Twelve Months Net Loss to Adjusted EBITDA
The following table reconciles Net loss to EBITDA and Adjusted EBITDA, and calculates the ratio of Adjusted EBITDA to Fixed Charges as calculated under certain of our indentures for the period presented:

Year Ended December 31, 2013
Net loss	$(634)
Interest expense, net	303
Income tax expense	349
Loss on extinguishment of debt	6
Depreciation and amortization	148
EBITDA	172
Adjustments to EBITDA:
Asset impairments	181
Business realignment costs (1)	21
Integration costs (2)	10
Other (3)	54
Savings from Shared Services Agreement (4)	4
Cost reduction programs savings (5)	4
Pro forma EBITDA adjustment for acquisition (6)	19
Adjusted EBITDA	$465
Pro forma fixed charges (7)	$296
Ratio of Adjusted EBITDA to Fixed Charges (8)	1.57

(1)	Represents headcount reduction expenses and plant rationalization costs related to cost reduction programs and other costs associated with business realignments.

(2)	Primarily represents integration costs associated with the Momentive Combination.

(3)
Primarily includes pension expense related to formerly owned businesses, business optimization expenses, management fees, retention program costs, stock-based compensation, and realized foreign exchange activity.

(4)
Primarily represents pro forma impact of expected savings from the Shared Services Agreement with MPM. Savings from the Shared Services Agreement represent the unrealized savings from shared services and logistics optimization, best-of-source contractual terms, procurement savings, and regional site rationalization as a result of the Momentive Combination, and represent our estimate of the unrealized savings from such initiatives that would have been realized had the related actions been completed at the beginning of the LTM period. Best of source contractual terms, procurement and logistics savings relate to cost savings as a result of lower cost contracts for raw materials and logistics as a result of better leverage with vendors.

(5)
Represents pro forma impact of in-process cost reduction programs savings. Cost reduction program savings represent the unrealized headcount reduction savings and plant rationalization savings related to cost reduction programs and other unrealized savings associated with the Company’s business realignments activities, and represent our estimate of the unrealized savings from such initiatives that would have been realized had the related actions been completed at the beginning of the LTM period. The savings are calculated based on actual costs of exiting headcount and elimination or reduction of site costs.

(6)
Reflects pro forma impact of the acquisition of a manufacturing facility in Shreveport, Louisiana in early 2014, and represents our estimate of incremental annualized EBITDA when the facility is operating at full capacity, as well as related synergies.

(7)	Reflects pro forma interest expense based on interest rates at December 31, 2013, as if the 2013 Refinancing Transactions had taken place at the beginning of the period.

(8)
Our ability to incur additional indebtedness is restricted under the indentures governing certain notes, unless we have an Adjusted EBITDA to Fixed Charges ratio of 2.0 to 1.0. As of December 31, 2013, we did not satisfy this test on a pro forma basis after adjusting for the 2013 Refinancing Transactions as if they had occurred at the beginning of the period. As a result, we are subject to restrictions on our ability to incur additional indebtedness or to make investments; however, there are exceptions to these restrictions, including exceptions that permit indebtedness under the ABL Facility (available borrowings of which were $331 at December 31, 2013).

Contractual Obligations
The following table presents our contractual cash obligations at December 31, 2013. Our contractual cash obligations consist of legal commitments at December 31, 2013 that require us to make fixed or determinable cash payments, regardless of the contractual requirements of the specific vendor to provide us with future goods or services. This table does not include information about most of our recurring purchases of materials used in our production; our raw material purchase contracts do not meet this definition since they generally do not require fixed or minimum quantities. Contracts with cancellation clauses are not included, unless a cancellation would result in a major disruption to our business. For example, we have contracts for information technology support that are cancelable, but this support is essential to the operation of our business and administrative functions; therefore, amounts payable under these contracts are included. These contractual obligations are grouped in the same manner as they are classified in the Consolidated Statements of Cash Flows in order to provide a better understanding of the nature of the obligations.

	Payments Due By Year
Contractual Obligations	2014	2015	2016	2017	2018	2019 and beyond	Total
Operating activities:
Purchase obligations (1)	$285	$198	$198	$52	$52	$220	$1,005
Interest on fixed rate debt obligations	287	287	285	284	196	306	1,645
Interest on variable rate debt obligations (2)	3	—	—	—	—	—	3
Operating lease obligations	31	27	22	16	10	16	122
Funding of pension and other postretirement obligations (3)	47	33	30	30	26	—	166
Financing activities:
Long-term debt, including current maturities	108	29	28	8	1,201	2,387	3,761
Capital lease obligations	1	1	1	1	1	5	10
Total	$762	$575	$564	$391	$1,486	$2,934	$6,712

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

(2)	Based on applicable interest rates in effect at December 31, 2013.

(3)
Pension and other postretirement contributions have been included in the above table for the next five years. These amounts include estimated benefit payments to be made for unfunded foreign defined benefit pension plans as well as estimated contributions to our funded defined benefit plans. The assumptions used by our actuaries in calculating these projections includes a weighted average annual return on pension assets of approximately 6% for the years 2014 – 2018 and the continuation of current law and plan provisions. These estimated payments may vary based on the actual return on our plan assets or changes in current law or plan provisions. See Note 12 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for more information on our pension and postretirement obligations.

The table above excludes payments for income taxes and environmental obligations since, at this time, we cannot determine either the timing or the amounts of all payments beyond 2014. At December 31, 2013, we recorded unrecognized tax benefits and related interest and penalties of $101. We estimate that we will pay approximately $27 in 2014 for local, state and international income taxes. We expect non-capital environmental expenditures for 2014 through 2018 totaling $16. See Notes 11 and 15 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on 10-K for more information on these obligations.
Off Balance Sheet Arrangements
We had no off-balance sheet arrangements as of December 31, 2013.
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

Our most critical accounting policies, which reflect significant management estimates and judgment to determine amounts in our audited Consolidated Financial Statements, are as follows:
Environmental Remediation and Restoration Liabilities
Accruals for environmental matters are recorded when we believe that it is probable that a liability has been incurred and we can reasonably estimate the amount of the liability. We have accrued $42 and $34 at December 31, 2013 and 2012, respectively, for all probable environmental remediation and restoration liabilities, which is our best estimate of these liabilities. Based on currently available information and analysis, we believe that it is reasonably possible that the costs associated with these liabilities may fall within a range of $28 to $72. This estimate of the range of reasonably possible costs is less certain than the estimates that we make to determine our reserves. To establish the upper limit of this range, we used assumptions that are less favorable to MSC among the range of reasonably possible outcomes, but we did not assume that we would bear full responsibility for all sites to the exclusion of other potentially responsible parties.
Some of our facilities are subject to environmental indemnification agreements, where we are generally indemnified against damages from environmental conditions that occurred or existed before the closing date of our acquisition of the facility, subject to certain limitations.
Income Tax Assets and Liabilities and Related Valuation Allowances
At December 31, 2013 and 2012, we had valuation allowances of $518 and $122, respectively, against our deferred income tax assets. At December 31, 2013, we had a $364 valuation allowance against all of our net U.S. federal and state deferred income tax assets, as well as a valuation allowance of $154 against a portion of our net foreign deferred income tax assets, primarily in Germany and the Netherlands. At December 31, 2012, we had a $57 valuation allowance against a portion of our U.S. state net operating losses and a $65 valuation allowance against a portion of our foreign net operating loss carryforwards, primarily in Germany and the Netherlands. The valuation allowances require an assessment of both negative and positive evidence, such as operating results during the most recent three-year period. This evidence is given more weight than our expectations of future profitability, which are inherently uncertain.
The Company considered all available evidence, both positive and negative, in assessing the need for a valuation allowance for deferred tax assets. The Company evaluated four possible sources of taxable income when assessing the realization of deferred tax assets:

•	Taxable income in prior carryback years;

•	Future reversals of existing taxable temporary differences;

•	Tax planning strategies; and

•	Future taxable income exclusive of reversing temporary differences and carryforwards.
During 2012, we released a significant portion of the U.S. valuation allowance based on projected U.S. future earnings in excess of the $925 required to realize its net deferred tax assets. Of the $925, $866 related to the federal net operating loss carryforward which expires in the years 2026 to 2028. The remaining $59 related to other net deferred tax assets. The reversal of the U.S. valuation allowance was the result of a continuing trend of significant U.S. taxable income starting in tax year 2009, and the expectation that this trend would continue, due to improvements in the U.S. business and the positive impact of our cost reduction efforts.
Subsequent to the release of the valuation allowance in 2012, we executed the 2013 Refinancing Transactions, which resulted in higher annual interest expense, and reached an agreement with a foreign tax authority to change certain intercompany agreements that will reduce future income. In addition, certain U.S. businesses experienced significant declines in the fourth quarter of 2013 as a result of sustained overcapacity in the epoxy resins market and increased competition from Asian exports. As a result of these events, we are forecasting to be in a three year cumulative loss position in 2014, which represented significant negative evidence to merit the establishment of a valuation allowance against all of our net U.S. federal and state deferred income tax assets. We intend to maintain a valuation allowance against the net deferred tax assets until sufficient positive evidence exists to support the realization of such assets.
The Income Taxes Topic, ASC 740, clarifies the accounting for uncertainty in income taxes recognized in the financial statements. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in its tax return. We also apply the guidance relating to de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
The calculation of our income tax liabilities involves dealing with uncertainties in the application of complex domestic and foreign income tax regulations. Unrecognized tax benefits are generated when there are differences between tax positions taken in a tax return and amounts recognized in the Consolidated Financial Statements. Tax benefits are recognized in the Consolidated Financial Statements when it is more likely than not that a tax position will be sustained upon examination. Tax benefits are measured as the largest amount of benefit that is greater than 50% likely to be realized upon settlement. To the extent we prevail in matters for which liabilities have been established, or are required to pay amounts in excess of our liabilities, our effective income tax rate in a given period could be materially impacted. An unfavorable income tax settlement would require the use of cash and result in an increase in our effective income tax rate in the year it is resolved. A favorable income tax settlement would be recognized as a reduction in the effective income tax rate in the year of resolution. At December 31, 2013 and 2012, we recorded unrecognized tax benefits and related interest and penalties of $101 and $118, respectively.

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
We have elected to use the five-year smoothing method in the calculation of the market-related value of plan assets, which is used in the calculation of pension expense, as well as to establish the corridor used to determine amortization of unrecognized actuarial gains and losses. This method, which reduces the impact of market volatility on pension expense can result in significant differences in pension expense versus calculating expense based on the fair value of plan assets at the beginning of the period. At December 31, 2013, the market-related value of our plan assets was $517 versus fair value of $539. Using the market-related value of assets to calculate 2014 pension expense will increase the expense by $2.
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
The following table presents the sensitivity of our projected pension benefit obligation (“PBO”), accumulated benefit obligation (“ABO”), deficit (“Deficit”) and 2014 pension expense to the following changes in key assumptions:

	Increase / (Decrease) at			Increase / (Decrease)
	December 31, 2013
	PBO	ABO	Deficit	2014 Expense
Assumption:
Increase in discount rate of 0.5%	$(52)	$(48)	$50	$(1)
Decrease in discount rate of 0.5%	58	54	(57)	1
Increase in estimated return on assets of 1.0%	N/A	N/A	N/A	(5)
Decrease in estimated return on assets of 1.0%	N/A	N/A	N/A	5
Impairment of Long-Lived Assets, Goodwill and Other Intangible Assets
Goodwill

Our reporting units include epoxy, phenolic specialty resins, oil field, coatings, versatics and forest products. Our reporting units are generally one level below our operating segments for which discrete financial information is available and reviewed by segment management. However, components of an operating segment can be aggregated as one reporting unit if the components have similar economic characteristics. We perform an annual assessment of qualitative factors to determine whether the existence of any events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than the carrying amount of the reporting unit’s net assets. If, after assessing all events and circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than the carrying amount of the reporting unit’s net assets, we use a probability weighted market and income approach to estimate the fair value of the reporting unit. Our market approach is a comparable analysis technique commonly used in the investment banking and private equity industries based on the EBITDA multiple technique. Under this technique, estimated fair value is the result of a market based EBITDA multiple that is applied to an appropriate historical EBITDA amount, adjusted for the additional fair value that would be assigned by a market participant obtaining control over the reporting unit. Our income approach is a discounted cash flow model. The discounted cash flow model requires management to project revenues, operating expenses, working capital investment, capital spending and cash flows over a multi-year period, as well as determine the weighted average cost of capital to be used as a discount rate. Applying this discount rate to the multi-year projections provides an estimate of fair value for the reporting unit.

If the estimated fair value of the reporting unit is less than the carrying value of the reporting unit’s net assets, the Company performs an allocation of the reporting unit’s fair value to the reporting unit’s assets and liabilities, using the acquisition method of accounting, to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared with the carrying amount of the reporting unit’s goodwill to determine the goodwill impairment loss to be recognized, if any.
As of October 1, 2013, due to the Company significantly lowering its forecast of estimated earnings and cash flows for its epoxy reporting unit from those previously projected due to sustained overcapacity in the epoxy resins market throughout 2013 and increased competition from Asian imports, both of which resulted in a significant decrease in earnings and cash flows in the epoxy reporting unit in the fourth quarter of 2013, as well as continued expected overcapacity in the epoxy resins market in 2014, the estimated fair value of the epoxy reporting unit was significantly less than the carrying value of the net assets of the reporting unit. In estimating the fair value of the epoxy reporting unit, management relied solely on its discounted cash flow model income approach. This was due to management’s belief that the reporting unit’s EBITDA, a key input under the market approach, was not representative and consistent with the reporting unit’s historical performance and long-term outlook and therefore, was not consistent with assumptions that a market participant would use in determining the fair value of the reporting unit. To measure the amount of the goodwill impairment, management allocated the estimated fair value of the reporting unit to the reporting unit’s assets and liabilities. As a result of this allocation, management estimated that the implied fair value of the epoxy reporting unit’s goodwill was $0. As such, the entire epoxy reporting unit’s goodwill balance of $57 was impaired during the fourth quarter of 2013. Key assumptions used in the determination of the fair value of the epoxy reporting unit’s assets included estimated replacement costs for similar long-lived assets and projections of future revenues over a multi-year period. A 20% decrease in the estimated fair value of the epoxy reporting unit’s assets would not have resulted in an estimated implied fair value of goodwill greater than $0.

As of October 1, 2013, the estimated fair value of each of our remaining reporting units was deemed to be substantially in excess of the carrying amount of assets and liabilities assigned to each unit. A 20% decrease in the EBITDA multiple or a 20% increase in the interest rate used to calculate the discounted cash flows would not result in any of our remaining reporting units failing the first step of the goodwill impairment analysis.
Long-Lived Assets
As events warrant, we evaluate the recoverability of long-lived assets, other than goodwill and other indefinite-lived intangibles, by assessing whether the carrying value can be recovered over their remaining useful lives through the expected future undiscounted operating cash flows of the underlying business. Impairment indicators include, but are not limited to, a significant decrease in the market price of a long-lived asset; a significant adverse change in the manner in which the asset is being used or in its physical condition; a significant adverse change in legal factors or the business climate that could affect the value of a long-lived asset; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset; current period operating or cash flow losses combined with a history of operating or cash flow losses associated with the use of the asset; or a current expectation that it is more likely than not that a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. As a result, future decisions to change our manufacturing process, exit certain businesses, reduce excess capacity, temporarily idle facilities and close facilities could result in material impairment charges. Long-lived assets are grouped together at the lowest level for which identifiable cash flows are largely independent of cash flows of other groups of long-lived assets. Any impairment loss that may be required is determined by comparing the carrying value of the assets to their estimated fair value. We do not have any indefinite-lived intangible assets, other than goodwill.
In the fourth quarter of 2013, due to the facts and circumstances discussed above related to the epoxy reporting unit, we wrote down long-lived assets with a carrying value of $207 to fair value of $103, resulting in an impairment charge of $104 within our Epoxy, Phenolic and Coating Resins segment. These assets were valued by using a discounted cash flow analysis based on assumptions that market participants would use. Significant unobservable inputs in the discounted cash flow analysis included projected long-term future cash flows, projected growth rates and discount rates associated with these long-lived assets. Future projected long-term cash flows and growth rates were derived from models based upon forecasts prepared by the Company’s management. These projected cash flows were discounted using a rate of 14%. A 0.5% increase in the discount rate used would increase the impairment charge by approximately $9.
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

Recently Issued Accounting Standards
Newly Adopted Accounting Standards
On February 5, 2013, we adopted the provisions of Accounting Standards Update No. 2013-02: Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 amended existing comprehensive income guidance and is intended to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 requires entities to disclose additional detail about the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. ASU 2013-02 allows an entity to provide information about the effects on net income of significant amounts reclassified out of each component of accumulated other comprehensive income on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. The adoption of ASU 2013-02 did not have a material impact on our Consolidated Financial Statements. See Note 18 to our Consolidated Financial Statements for the disclosures required by ASU 2013-02.
Newly Issued Accounting Standards
In July 2013, the FASB issued Accounting Standards Update No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 amended existing income tax guidance and is intended to reduce the diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses or tax credit carryforwards exist. We elected to adopt ASU 2013-11 during the year ended December 31, 2013. The adoption of ASU 2013-11 did not have a material impact on our Consolidated Financial Statements.

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
The following table summarizes our derivative financial instruments as of December 31, 2013 and 2012, which are recorded as “Other current liabilities” in the Consolidated Balance Sheets. Fair values are determined from quoted market prices or other observable data at these dates.

	2013				2012
Liability Derivatives	Average Days To Maturity	Average Contract Rate	Notional Amount	Fair Value Asset (Liability)	Average Days to Maturity	Average Contract Rate	Notional Amount	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest Rate Swaps
Interest swap – 2010	—	—	$—	$—	2	—	$325	$—
Total				$—				$—

Derivatives not designated as hedging instruments:
Foreign Exchange Rate Swaps
Brazil foreign exchange swaps - asset	—	—	$7	$—	—	—	$—	$—
Brazil foreign exchange swaps - liability	—	—	13	—	—	—	—	—
Interest Rate Swap
Australian dollar interest swap	339	—	6	—	705	—	6	—
Commodity Contracts
Electricity contracts	—	—	1	—	—	—	3	(1)
Natural gas futures	—	—	—	—	—	—	3	—
Total				$—				$(1)
Foreign Exchange Risk
Our international operations accounted for approximately 57% and 58% of our sales in 2013 and 2012, respectively. As a result, we have significant exposure to foreign exchange risk on transactions that can potentially be denominated in many foreign currencies. These transactions include foreign currency denominated imports and exports of raw materials and finished goods (both intercompany and third party) and loan repayments. The functional currency of our operating subsidiaries is the related local currency.
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
We are party to various foreign exchange rate swaps in Brazil in order to reduce the foreign currency risk associated with certain assets and liabilities of our Brazilian subsidiary that are denominated in U.S. dollars. The counter-parties to the foreign exchange rate swap agreements are financial institutions with investment grade ratings. We do not apply hedge accounting to these derivative instruments.
In 2008, to offset the balance sheet and interest rate exposures and cash flow variability associated with a non-U.S. subsidiary’s U.S. dollar denominated term loan, we entered into a three-year cross-currency and interest rate swap agreement. The swap agreement required us to sell euros in exchange for U.S. dollars at a rate of 1.2038. We also paid a variable rate equal to Euribor plus 390 basis points and received a variable rate equal to the U.S. dollar LIBOR plus 250 basis points. The swap agreement had an initial notional amount of $25 that amortized quarterly on a straight line basis to $24, prior to maturing on September 30, 2011. We paid a weighted average interest rate of 5.0% and received a weighted average interest rate of 2.8% during the year ended December 31, 2011. During the year ended December 31, 2011, we paid $4 to settle the cross-currency and interest rate swap. This amount is recorded in “Other non-operating (income) expense, net” in the Consolidated Statements of Operations.

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
In February 2007, to effectively fix the interest rate on approximately $30 of our Australian Multi-Currency Term / Working Capital Facility, we entered into interest rate swap agreements with two counterparties for an initial notional amount of AUD $35, which amortized quarterly based on the expected loan payments. The swap agreements terminated on December 30, 2011. We paid a fixed interest rate of 6.6% and received a floating rate based on the terms of the underlying debt. We did not apply hedge accounting to this derivative instrument.
In July 2010, we entered into a two-year interest rate swap agreement, which matured on January 2, 2013. This swap was designed to offset the cash flow variability that resulted from interest rate fluctuations on our variable rate debt. This swap became effective on January 4, 2011. The initial notional amount of the swap was $350, and was subsequently amortized down to $325. We paid a fixed rate of 1.0325% and received a variable one month LIBOR rate. We accounted for this swap as a qualifying cash flow hedge.
In December 2011, we entered into a three-year interest rate swap agreement with a notional amount of AUD $6, which became effective on January 3, 2012 and will mature on December 5, 2014. We pay a fixed rate of 4.140% and receive a variable rate based on the 3 month Australian Bank Bill Rate. We have not applied hedge accounting to this derivative instrument.
As a result of the 2013 Refinancing Transactions, we have effectively fixed the interest rate on 98% of our outstanding debt, thus significantly decreasing our exposure to interest rate risk. Assuming the amount of our variable debt remains the same, an increase of 1% in the interest rates on our variable rate debt would increase our 2014 estimated debt service requirements by approximately $1.

Following is a summary of our outstanding debt as of December 31, 2013 and 2012 (see Note 9 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for additional information on our debt). The fair value of our publicly held debt is based on the price at which the bonds are traded or quoted at December 31, 2013 and 2012. All other debt fair values are based on other similar financial instruments, or based upon interest rates that are currently available to us for the issuance of debt with similar terms and maturities.

	2013			2012
Year	Debt Maturities	Weighted Average Interest Rate	Fair Value	Debt Maturities	Weighted Average Interest Rate	Fair Value
2013				$76	7.1%	$76
2014	$109	7.9%	$109	194	7.2%	186
2015	30	7.9%	30	908	7.8%	900
2016	29	7.9%	29	29	8.4%	28
2017	9	7.9%	9	1	8.4%	1
2018	1,202	7.7%	1,248	1	8.4%	1
2019 and beyond	2,392	7.3%	2,405	2,292	8.3%	2,229
	$3,771		$3,830	$3,501		$3,421
We do not use derivative financial instruments in our investment portfolios. Our cash equivalent investments and short-term investments are made in instruments that meet the credit quality standards that are established in our investment policies, which also limits the exposure to any one investment. At December 31, 2013 and 2012, we had $37 and $293, respectively, invested at average rates of 4.9% and less than 1%, respectively, primarily in interest-bearing time deposits. Due to the short maturity of our cash equivalents, the carrying value of these investments approximates fair value. Our short-term investments are recorded at cost which approximates fair value. Our interest rate risk is not significant; a 1% increase or decrease in interest rates on invested cash would not have had a material effect on our net income or cash flows for the years ended December 31, 2013 and 2012.

Commodity Risk
We are exposed to price risks on raw material purchases, most significantly with phenol, methanol, urea, acetone, propylene and chlorine. For our commodity raw materials, we have purchase contracts that have periodic price adjustment provisions. Commitments with certain suppliers, including our phenol and urea suppliers, provide up to 100% of our estimated requirements but also provide us with the flexibility to purchase a certain portion of our needs in the spot market, when it is favorable to us. We rely on long-term agreements with key suppliers for most of our raw materials. The loss of a key source of supply or a delay in shipments could have an adverse effect on our business. Should any of our suppliers fail to deliver or should any key long-term supply contracts be cancelled, we would be forced to purchase raw materials in the open market, and no assurances can be given that we would be able to make these purchases or make them at prices that would allow us to remain competitive. Our largest supplier provided approximately 10% of our raw material purchases in 2013, and we could incur significant time and expense if we had to replace this supplier. In addition, several feedstocks at various facilities are transported through a pipeline from one supplier. If we were unable to receive these feedstocks through these pipeline arrangements, we may not be able to obtain them from other suppliers at competitive prices or in a timely manner. See the discussion about the risk factor on raw materials in Item 1A of Part I of this Annual Report on Form 10-K.
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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MOMENTIVE SPECIALTY CHEMICALS INC.
CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $14 and $18, respectively)	$393	$419
Short-term investments	7	5
Accounts receivable (net of allowance for doubtful accounts of $16 and $17, respectively)	601	527
Inventories:
Finished and in-process goods	257	262
Raw materials and supplies	103	105
Other current assets	72	81
Total current assets	1,433	1,399
Investment in unconsolidated entities	45	42
Deferred income taxes	13	360
Other long-term assets	134	109
Property and equipment:
Land	88	90
Buildings	308	305
Machinery and equipment	2,427	2,384
	2,823	2,779
Less accumulated depreciation	(1,776)	(1,612)
	1,047	1,167
Goodwill (see Note 6)	112	169
Other intangible assets, net (see Note 6)	82	91
Total assets	$2,866	$3,337
Liabilities and Deficit
Current liabilities:
Accounts payable	$483	$418
Debt payable within one year (see Note 9)	109	76
Interest payable	83	63
Income taxes payable	12	4
Accrued payroll and incentive compensation	47	40
Other current liabilities	127	129
Total current liabilities	861	730
Long-term liabilities:
Long-term debt (see Note 9)	3,665	3,419
Long-term pension and post employment benefit obligations (see Note 12)	234	309
Deferred income taxes (see Note 15)	25	18
Other long-term liabilities	163	159
Total liabilities	4,948	4,635
Commitments and contingencies (see Notes 9 and 11)
Deficit
Common stock—$0.01 par value; 300,000,000 shares authorized, 170,605,906 issued and 82,556,847 outstanding at December 31, 2013 and 2012	1	1
Paid-in capital	522	752
Treasury stock, at cost—88,049,059 shares	(296)	(296)
Note receivable from parent	—	(24)
Accumulated other comprehensive loss	(21)	(77)
Accumulated deficit	(2,287)	(1,654)
Total Momentive Specialty Chemicals Inc. shareholder’s deficit	(2,081)	(1,298)
Noncontrolling interest	(1)	—
Total deficit	(2,082)	(1,298)
Total liabilities and deficit	$2,866	$3,337
See Notes to Consolidated Financial Statements

MOMENTIVE SPECIALTY CHEMICALS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In millions)	2013	2012	2011
Net sales	$4,890	$4,756	$5,207
Cost of sales	4,316	4,160	4,473
Gross profit	574	596	734
Selling, general and administrative expense	362	322	335
Asset impairments (see Note 2)	181	23	32
Business realignment costs (see Note 2)	21	35	15
Other operating expense (income), net	1	11	(15)
Operating income	9	205	367
Interest expense, net	303	263	262
Loss on extinguishment of debt	6	—	—
Other non-operating expense (income), net	2	(1)	3
(Loss) income from continuing operations before income tax and earnings from unconsolidated entities	(302)	(57)	102
Income tax expense (benefit) (see Note 15)	349	(384)	3
(Loss) income from continuing operations before earnings from unconsolidated entities	(651)	327	99
Earnings from unconsolidated entities, net of taxes	17	19	16
Net (loss) income from continuing operations	(634)	346	115
Net income from discontinued operations, net of taxes (see Note 3)	—	—	2
Net (loss) income	(634)	346	117
Net loss attributable to noncontrolling interest	1	—	—
Net (loss) income attributable to Momentive Specialty Chemicals Inc.	$(633)	$346	$117
See Notes to Consolidated Financial Statements

MOMENTIVE SPECIALTY CHEMICALS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
(In millions)	2013	2012	2011
Net (loss) income	$(634)	$346	$117
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(13)	13	(43)
Gain (loss) recognized from pension and postretirement benefits	68	(108)	(29)
Net gain from cash flow hedge activity	1	—	1
Other comprehensive income (loss)	56	(95)	(71)
Comprehensive (loss) income	(578)	251	46
Comprehensive loss attributable to noncontrolling interest	1	1	—
Comprehensive (loss) income attributable to Momentive Specialty Chemicals Inc.	$(577)	$252	$46
See Notes to Consolidated Financial Statements

MOMENTIVE SPECIALTY CHEMICALS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2013	2012	2011
Cash flows provided by operating activities
Net (loss) income	$(634)	$346	$117
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	148	153	168
Loss on extinguishment of debt	6	—	—
Deferred tax expense (benefit)	322	(394)	(28)
Non-cash asset impairments and accelerated depreciation	181	31	35
Unrealized foreign currency (gains) losses	(31)	16	(1)
Other non-cash adjustments	(3)	8	—
Net change in assets and liabilities:
Accounts receivable	(71)	35	(43)
Inventories	9	(10)	18
Accounts payable	59	44	(14)
Income taxes payable	6	(6)	(1)
Other assets, current and non-current	11	43	(34)
Other liabilities, current and non-current	77	(89)	(46)
Net cash provided by operating activities	80	177	171
Cash flows (used in) provided by investing activities
Capital expenditures	(144)	(133)	(139)
Capitalized interest	(1)	—	(1)
(Purchases of) proceeds from sale of debt securities, net	(3)	2	(2)
Change in restricted cash	4	(15)	3
Funds remitted to unconsolidated affiliates, net	(13)	(3)	(4)
Proceeds from sale of business, net of cash transferred	—	—	173
Proceeds from sale of assets	7	11	3
Net cash (used in) provided by investing activities	(150)	(138)	33
Cash flows provided by (used in) financing activities
Net short-term debt borrowings (repayments)	15	(7)	14
Borrowings of long-term debt	1,135	453	496
Repayments of long-term debt	(1,058)	(487)	(538)
Repayments of affiliated debt	—	(2)	—
Repayment of advance from affiliates (See Note 5)	—	(7)	(100)
Capital contribution from parent (see Note 5)	—	16	189
Long-term debt and credit facility financing fees	(40)	(14)	(2)
Common stock dividends paid	—	(11)	(2)
Net cash provided by (used in) financing activities	52	(59)	57
Effect of exchange rates on cash and cash equivalents	(4)	5	(5)
(Decrease) increase in cash and cash equivalents	(22)	(15)	256
Cash and cash equivalents (unrestricted) at beginning of year	401	416	160
Cash and cash equivalents (unrestricted) at end of year	$379	$401	$416
Supplemental disclosures of cash flow information
Cash paid for:
Interest, net	$275	$250	$259
Income taxes, net of cash refunds	2	17	24
Non-cash financing activities:
Non-cash issuance of debt in exchange for loans of parent (see Note 5)	$200	$—	$—
Non-cash distribution declared to parent (see Note 5)	208	—	—
Settlement of note receivable from parent (see Note 5)	24	—	—
Non-cash capital contribution from parent (see Note 5)	—	218	—
See Notes to Consolidated Financial Statements

MOMENTIVE SPECIALTY CHEMICALS INC.
CONSOLIDATED STATEMENTS OF DEFICIT

(In millions)	Common Stock	Paid-in Capital	Treasury Stock	Note Receivable From Parent	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Momentive Specialty Chemicals Inc. Deficit	Non-controlling Interest	Total
Balance at December 31, 2010	$1	$324	$(296)	$(24)	$88	$(2,117)	$(2,024)	$3	$(2,021)
Net income	—	—	—	—	—	117	117	—	117
Other comprehensive loss	—	—	—	—	(71)	—	(71)	—	(71)
Divestiture of IAR Business	—	—	—	—	—	—	—	(2)	(2)
Stock-based compensation expense (see Note 14)	—	7	—	—	—	—	7	—	7
Capital contribution from parent (see Note 5)	—	204	—	—	—	—	204	—	204
Distribution declared to parent ($0.02 per share)	—	(2)	—	—	—	—	(2)	—	(2)
Balance at December 31, 2011	1	533	(296)	(24)	17	(2,000)	(1,769)	1	(1,768)
Net income	—	—	—	—	—	346	346	—	346
Other comprehensive loss	—	—	—	—	(94)	—	(94)	(1)	(95)
Stock-based compensation expense (see Note 14)	—	4	—	—	—	—	4	—	4
Capital contribution from parent (see Note 5)	—	218	—	—	—	—	218	—	218
Distribution declared to parent ($0.02 per share)	—	(3)	—	—	—	—	(3)	—	(3)
Balance at December 31, 2012	1	752	(296)	(24)	(77)	(1,654)	(1,298)	—	(1,298)
Net loss	—	—	—	—	—	(633)	(633)	(1)	(634)
Other comprehensive income	—	—	—	—	56	—	56	—	56
Stock-based compensation expense (see Note 14)	—	3	—	—	—	—	3	—	3
Distribution declared to parent ($0.01 per share)	—	(1)	—	—	—	—	(1)	—	(1)
Settlement of note receivable from parent (see Note 5)	—	(24)	—	24	—	—	—	—	—
Non-cash distribution declared to parent ($2.52 per share) (see Note 5)	—	(208)	—	—	—	—	(208)	—	(208)
Balance at December 31, 2013	$1	$522	$(296)	$—	$(21)	$(2,287)	$(2,081)	$(1)	$(2,082)

See Notes to Consolidated Financial Statements
MOMENTIVE SPECIALTY CHEMICALS INC.
Notes to Consolidated Financial Statements
(In millions, except share data)
1. Background and Basis of Presentation
Based in Columbus, Ohio, Momentive Specialty Chemicals Inc., (which may be referred to as “MSC” or the “Company”) serves global industrial markets through a broad range of thermoset technologies, specialty products and technical support for customers in a diverse range of applications and industries. At December 31, 2013, Company had 62 production and manufacturing facilities, with 26 located in the United States. The Company’s business is organized based on the products offered and the markets served. At December 31, 2013, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins.
The Company’s direct parent is Momentive Specialty Chemicals Holdings LLC (“MSC Holdings”), a holding company and wholly owned subsidiary of Momentive Performance Materials Holdings LLC (“Momentive Holdings”), the ultimate parent entity of MSC. On October 1, 2010, MSC Holdings and Momentive Performance Materials Holdings Inc. (“MPM Holdings”), the parent company of Momentive Performance Materials Inc. and its subsidiaries (collectively “MPM”), became subsidiaries of Momentive Holdings. This transaction is referred to as the “Momentive Combination.” Momentive Holdings is controlled by investment funds managed by affiliates of Apollo Management Holdings, L.P. (together with Apollo Global Management, LLC and its subsidiaries, “Apollo”). Apollo may also be referred to as the Company’s owner.
As of December 31, 2013, the Company has elected not to apply push-down accounting of its parent’s basis as a result of the Momentive Combination because it is a public reporting registrant as a result of significant public debt that was outstanding before and after the Momentive Combination.
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
The Company has recorded a noncontrolling interest for the equity interests in consolidated subsidiaries that are not 100% owned.
The Company’s unconsolidated investments accounted for under the equity method of accounting include the following:

•	50% ownership interest in HA International, Inc., (“HAI”) a joint venture that manufactures foundry resins in the United States;

•	49.99% interest in Hexion UV Coatings (Shanghai) Co., Ltd, a joint venture that manufactures UV-curable coatings and adhesives in China;

•	50% ownership interest in Hexion Shchekinoazot B.V. a joint venture that manufactures forest products resins in Russia;

•	49% ownership interest in Sanwei Hexion Chemicals Company Limited, a joint venture that manufactures versatic acid derivatives in China;

•	50% ownership interest in Momentive Union Specialty Chemicals Ltd, a joint venture that will manufacture phenolic specialty resins in China;

•	50% ownership interest in Momentive Specialty Chemicals Pty Ltd, which provides urea formaldehyde resins and other products to industrial customers in western Australia; and

•	50% ownership interest in MicroBlend Columbia, SAS, a joint venture that distributes custom point-of-sale paint mixing systems and paint bases to consumer retail stores in Latin America.
Foreign Currency Translations—Assets and liabilities of foreign affiliates are translated at the exchange rates in effect at the balance sheet date. Income, expenses and cash flows are translated at average exchange rates during the year. The Company recognized transaction (losses) gains of $(2), $(1) and $4 for the years ended December 31, 2013, 2012 and 2011, respectively, which are included as a component of “Net (loss) income.” In addition, gains or losses related to the Company’s intercompany loans payable and receivable denominated in a foreign currency other than the subsidiary’s functional currency that are deemed to be permanently invested are remeasured to cumulative translation and recorded in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets. The effect of translation is included in “Accumulated other comprehensive loss.”

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
 Cash and Cash Equivalents—The Company considers all highly liquid investments that are purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2013 and 2012, the Company had interest-bearing time deposits and other cash equivalent investments of $29 and $288, respectively. These amounts are included in the Consolidated Balance Sheets as a component of “Cash and cash equivalents.” The Company does not present cash flows from discontinued operations separately in the Consolidated Statements of Cash Flows.
Investments—Investments with original maturities greater than 90 days but less than one year are included in the Consolidated Balance Sheets as “Short-term investments.” At December 31, 2013 and 2012, the Company had Brazilian real denominated U.S. dollar index investments of $7 and $5, respectively. These investments, which are classified as held-to-maturity securities, are recorded at cost, which approximates fair value.
Allowance for Doubtful Accounts—The allowance for doubtful accounts is estimated using factors such as customer credit ratings and past collection history. Receivables are charged against the allowance for doubtful accounts when it is probable that the receivable will not be collected.
Inventories—Inventories are stated at lower of cost or market using the first-in, first-out method. Costs include direct material, direct labor and applicable manufacturing overheads, which are based on normal production capacity. Abnormal manufacturing costs are recognized as period costs and fixed manufacturing overheads are allocated based on normal production capacity. An allowance is provided for excess and obsolete inventories based on management’s review of inventories on-hand compared to estimated future usage and sales. Inventories in the Consolidated Balance Sheets are presented net of an allowance for excess and obsolete inventory of $8 and $7 at December 31, 2013 and 2012, respectively.
Deferred Expenses—Deferred debt financing costs are included in “Other long-term assets” in the Consolidated Balance Sheets and are amortized over the life of the related debt or credit facility using the effective interest method. Upon extinguishment of any debt, the related debt issuance costs are written off. At December 31, 2013 and 2012, the Company’s unamortized deferred financing costs were $78 and $58, respectively.
Property and Equipment—Land, buildings and machinery and equipment are stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of properties (the average estimated useful lives for buildings and machinery and equipment are 20 years and 15 years, respectively). Assets under capital leases are amortized over the lesser of their useful life or the lease term. Major renewals and betterments are capitalized. Maintenance, repairs, minor renewals and turnarounds (periodic maintenance and repairs to major units of manufacturing facilities) are expensed as incurred. When property and equipment is retired or disposed of, the asset and related depreciation are removed from the accounts and any gain or loss is reflected in operating income. The Company capitalizes interest costs that are incurred during the construction of property and equipment. Depreciation expense was $135, $140 and $152 for the years ended December 31, 2013, 2012 and 2011, respectively.
Capitalized Software—The Company capitalizes certain costs, such as software coding, installation and testing, that are incurred to purchase or create and implement computer software for internal use. Amortization is recorded on the straight-line basis over the estimated useful lives, which range from 1 to 5 years.
Goodwill and Intangibles—The excess of purchase price over net tangible and identifiable intangible assets of businesses acquired is carried as “Goodwill” in the Consolidated Balance Sheets. Separately identifiable intangible assets that are used in the operations of the business (e.g., patents and technology, tradenames, customer lists and contracts) are recorded at cost (fair value at the time of acquisition) and reported as “Other intangible assets, net” in the Consolidated Balance Sheets. Costs to renew or extend the term of identifiable intangible assets are expensed as incurred. The Company does not amortize goodwill or indefinite-lived intangible assets. Intangible assets with determinable lives are amortized on a straight-line basis over the shorter of the legal or useful life of the assets, which range from 1 to 30 years (see Note 6).
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
During the years ended December 31, 2013, 2012 and 2011, the Company recorded long-lived asset impairments of $124, $23 and $32, respectively, and a goodwill impairment of $57 during the year ended December 31, 2013, all of which are included in “Asset impairments” in the Consolidated Statements of Operations. In addition, during the years ended December 31, 2013, 2012 and 2011, the Company recorded accelerated depreciation on closing facilities of less than $1, $8 and $3, respectively.

Long-Lived and Amortizable Intangible Assets
In 2013, as a result of the Company significantly lowering its forecast of estimated earnings and cash flows for its epoxy reporting unit from those previously projected, increased competition from Asian imports and continued expected overcapacity in the epoxy resins market in 2014, the Company recorded impairments of $104 on certain long-lived assets within its Epoxy, Phenolic and Coating Resins segment (see Note 7).
In 2013, as a result of the likelihood that certain long-lived assets would be disposed of before the end of their estimated useful lives, resulting in lower future cash flows associated with these assets, the Company recorded impairments of $7 on these assets in its Epoxy, Phenolic and Coating Resins segment (see Note 7).
In 2013, as a result of the Company’s decision to dispose of certain long-lived assets before the end of their estimated useful lives, the Company wrote down long-lived assets with a carrying value of $13 to fair value of $0, resulting in an impairment charge of $13 within its Epoxy, Phenolic and Coating Resins segment (see Note 7).
In 2012, as a result of the likelihood that certain long-lived assets would be disposed of before the end of their estimated useful lives, resulting in lower future cash flows associated with these assets, the Company recorded impairments of $15 and $6 on these assets in its Epoxy, Phenolic and Coating Resins and Forest Products Resins segments, respectively (see Note 7).
In 2012, as a result of market weakness and the loss of a customer, resulting in lower future cash flows associated with certain long-lived assets within the Company’s European forest products business, the Company recorded impairments of $2 on these assets in its Forest Products Resins segment (see Note 7).
In 2011, as a result of the likelihood that certain long-lived assets would be sold before the end of their estimated useful lives in order to bring manufacturing capacity in line with current market demand, the Company recorded impairment charges of $2 and $12 on these assets within its Epoxy, Phenolic and Coating Resins and Forest Products Resins segments, respectively (see Note 7).
In 2011, as a result of the permanent closure of a large customer in the second quarter of 2011 and continued competitive pressures resulting in successive periods of negative cash flows associated with certain long-lived assets within the Company’s European forest products business, the Company recorded impairment charges of $18 on these assets in its Forest Products Resins segment (see Note 7).
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
In the fourth quarter of 2013, the Company significantly lowered its forecast of estimated earnings and cash flows for its epoxy reporting unit from those previously projected. This was due to sustained overcapacity in the epoxy resins market throughout 2013 and increased competition from Asian imports, both of which resulted in a significant decrease in earnings and cash flows in the epoxy reporting unit in the fourth quarter of 2013, as well as continued expected overcapacity in the epoxy resins market in 2014. As a result of these facts and circumstances, and in conjunction with the Company’s annual goodwill impairment test performed in the fourth quarter of 2013, the Company recognized a goodwill impairment charge of $57 in the epoxy reporting unit within the Company’s Epoxy, Phenolic and Coating Resins segment. The fair value of the epoxy reporting unit was determined based on an income approach, consisting of a discounted cash flow model which includes projections of revenues, operating expenses, working capital investment and capital spending over a multi-year period. A weighted average cost of capital was used as a discount rate and applied to these estimated cash flows to arrive at an estimated fair value of the reporting unit (see Notes 6 and 7).

As of October 1, 2013, the estimated fair value of each of the Company’s remaining reporting units was deemed to be substantially in excess of the carrying amount of assets (including goodwill) and liabilities assigned to each reporting unit.
As of October 1, 2012, the estimated fair value of each of the Company’s reporting units was deemed to be substantially in excess of the carrying amount of assets (including goodwill) and liabilities assigned to each reporting unit.
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
Research and Development Costs—Funds are committed to research and development activities for technical improvement of products and processes that are expected to contribute to future earnings. All costs associated with research and development are charged to expense as incurred. Research and development and technical service expense was $73, $69 and $70 for the years ended December 31, 2013, 2012 and 2011, respectively, and is included in “Selling, general and administrative expense” in the Consolidated Statements of Operations.

Business Realignment Costs—The Company incurred “Business realignment costs” totaling $21, $35 and $15 for the years ended December 31, 2013, 2012 and 2011, respectively. For the year ended December 31, 2013, these costs primarily represent certain environmental expenses related to the Company’s productivity savings programs, as well as other minor headcount reduction programs. For the years ended December 31, 2012 and 2011, these costs primarily represent expenses to implement productivity savings programs to reduce the Company’s cost structure and align manufacturing capacity with current volume demands (see Note 4), as well as other minor headcount reduction programs.
Pension Liabilities—Pension assumptions are significant inputs to the actuarial models that measure pension benefit obligations and related effects on operations. Two assumptions - discount rate and expected return on assets - are important elements of plan expense and asset/liability measurement. The Company evaluates these critical assumptions at least annually on a plan and country-specific basis. The Company periodically evaluates other assumptions involving demographic factors, such as retirement age, mortality and turnover, and updates them to reflect the Company's experience and expectations for the future. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.
Accumulated and projected benefit obligations are measured as the present value of future cash payments. The Company discounts those cash payments using the weighted average of market-observed yields for high quality fixed income securities with maturities that correspond to the payment of benefits. Lower discount rates increase present values and subsequent-year pension expense; higher discount rates decrease present values and subsequent-year pension expense.
To determine the expected long-term rate of return on pension plan assets, the Company considers current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. In developing future return expectations for the principal benefit plans’ assets, the Company evaluates general market trends as well as key elements of asset class returns such as expected earnings growth, yields and spreads across a number of potential scenarios.
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

Derivative Financial Instruments—The Company is a party to forward exchange contracts, foreign exchange rate swaps, interest rate swaps, natural gas futures and electricity forward contracts to reduce its cash flow exposure to changes in interest rates and natural gas and electricity prices. The Company does not hold or issue derivative financial instruments for trading purposes. All derivative financial instruments, whether designated in hedging relationships or not, are recorded in the Consolidated Balance Sheets at fair value. If a derivative financial instrument is designated as a fair-value hedge, the changes in the fair value of the derivative financial instrument and the hedged item are recognized in earnings. If the derivative financial instrument is designated as a cash flow hedge, changes in the fair value of the derivative financial instrument are recorded in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets, to the extent effective, and are recognized in the Company’s Consolidated Statements of Operations when the hedged item impacts earnings. The cash flows from derivative financial instruments accounted for as hedges are classified in the same category as the item being hedged in the Consolidated Statements of Cash Flows. The Company documents effectiveness assessments in order to use hedge accounting at each reporting period (see Note 8).
Stock-Based Compensation—Stock-based compensation cost is measured at the grant date based on the fair value of the award which is amortized as expense over the requisite service period on a graded-vesting basis (see Note 14).
Transfers of Financial Assets—The Company executes factoring and sales agreements with respect to its trade accounts receivable to support its working capital requirements. The Company accounts for these transactions as either sales-type or financing-type transfers of financial assets based on the terms and conditions of each agreement. For the portion of the sales price that is deferred in a reserve account and subsequently collected, the Company’s policy is to classify the cash in-flows as cash flows from operating activities as the predominant source of the cash flows pertains to the Company’s trade accounts receivable. The Company generated $7 of cash for the year ended December 31, 2011 related to the reserve account. When the Company retains the servicing rights on the transfers of accounts receivable, it measures these rights at fair value, if material.
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
Concentrations of Supplier Risk—The Company relies on long-term agreements with key suppliers for most of its raw materials. The loss of a key source of supply or a delay in shipments could have an adverse effect on its business. Should any of the suppliers fail to deliver or should any of the key long-term supply contracts be canceled, the Company would be forced to purchase raw materials at current market prices. The Company’s largest supplier provides approximately 10% of raw material purchases. In addition, several of the feedstocks at various facilities are transported through a pipeline from one supplier.
Subsequent Events—The Company has evaluated events and transactions subsequent to December 31, 2013 through March 31, 2014, the date of issuance of its Consolidated Financial Statements.
Reclassifications—Certain prior period balances have been reclassified to conform with current presentations.
Recently Issued Accounting Standards
Newly Adopted Accounting Standards
On February 5, 2013, the Company adopted the provisions of Accounting Standards Update No. 2013-02: Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 amended existing comprehensive income guidance and is intended to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 requires entities to disclose additional detail about the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. ASU 2013-02 allows an entity to provide information about the effects on net income of significant amounts reclassified out of each component of accumulated other comprehensive income on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. The adoption of ASU 2013-02 did not have a material impact on the Company’s Consolidated Financial Statements. See Note 18 for the disclosures required by ASU 2013-02.
Newly Issued Accounting Standards
In July 2013, the FASB issued Accounting Standards Update No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 amended existing income tax guidance and is intended to reduce the diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses or tax credit carryforwards exist. The Company elected to adopt ASU 2013-11 during the year ended December 31, 2013. The adoption of ASU 2013-11 did not have a material impact on the Company’s Consolidated Financial Statements.

3. Discontinued Operations

North American Coatings and Composite Resins Business
In 2011, the Company sold its North American coatings and composite resins business (the “CCR Business”) to PCCR USA, Inc., a subsidiary of Investindustrial, a European investment group. For the year ended December 31, 2011, the CCR Business had net sales of $114 and pre-tax loss of $3. The CCR Business is reported as a discontinued operation for all periods presented.
Global Inks and Adhesive Resins Business
In 2011, the Company sold its global inks and adhesive resins business (the “IAR Business”) to Harima Chemicals Inc. For the year ended December 31, 2011, the IAR Business had net sales of $31 and pretax income of $6. The IAR Business is reported as a discontinued operation for all periods presented.
4. Restructuring
2012 Restructuring Activities
In 2012, in response to softening demand in certain of its businesses in the second half of 2011, the Company initiated significant restructuring programs with the intent to optimize its cost structure and bring manufacturing capacity in line with demand. At December 31, 2012, the Company had substantially completed its productivity savings restructuring program.
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

Workforce reduction costs primarily relate to non-voluntary employee termination benefits and are accounted for under the guidance for nonretirement postemployment benefits or as exit and disposal costs, as applicable. During the year ended December 31, 2012 charges of $25 were recorded in “Business realignment costs” in the Consolidated Statements of Operations. At December 31, 2012, the Company had accrued $9 for restructuring liabilities in “Other current liabilities” in the Consolidated Balance Sheets.
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

5. Related Party Transactions
Management Consulting Arrangement
The Company is subject to an Amended and Restated Management Consulting Agreement with Apollo (the “Management Consulting Agreement”) that renews on an annual basis, unless notice to the contrary is given by either party. Under the Management Consulting Agreement, the Company receives certain structuring and advisory services from Apollo and its affiliates. The Management Consulting Agreement provides indemnification to Apollo, its affiliates and their directors, officers and representatives for potential losses arising from these services. Apollo is entitled to an annual fee equal to the greater of $3 or 2% of the Company’s Adjusted EBITDA. Apollo elected to waive charges of any portion of the annual management fee due in excess of $3 for the years ended December 31, 2013, 2012 and 2011.
During each of the years ended December 31, 2013, 2012 and 2011, the Company recognized expense under the Management Consulting Agreement of $3. These amounts are included in “Other operating expense (income), net” in the Company’s Consolidated Statements of Operations.
Shared Services Agreement
On October 1, 2010, in conjunction with the Momentive Combination, the Company entered into a shared services agreement with MPM, as amended on March 17, 2011 (the “Shared Services Agreement”). Under this agreement, the Company provides to MPM, and MPM provides to the Company, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between the Company and MPM. Pursuant to this agreement, during the years ended December 31, 2013, 2012 and 2011, the Company incurred approximately $121, $155 and $163, respectively, of net costs for shared services and MPM incurred approximately $92, $148 and $158, respectively, of net costs for shared services. Included in the net costs incurred during the years ended December 31, 2013, 2012 and 2011, were net billings from the Company to MPM of $31, $22 and $11, respectively. These net billings were made to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to the applicable allocation percentage, as well as to reflect costs allocated 100% to one party. The allocation percentage was initially set at 51% for the Company and 49% for MPM at the inception of the agreement. Following a routine review by the Steering Committee in accordance with the terms of the Shared Services Agreement, the allocation percentage for 2013 was set at 57% for the Company and 43% for MPM. The Company had accounts receivable from MPM of $4 and $1 as of December 31, 2013 and December 31, 2012, respectively, and accounts payable to MPM of $0 and $1 at December 31, 2013 and December 31, 2012, respectively. During the years ended December 31, 2013, 2012 and 2011, the Company realized approximately $6, $24 and $29, respectively, in cost savings as a result of the Shared Services Agreement.
Apollo Advance
In connection with the terminated Huntsman merger and related litigation settlement agreement and release among the Company, Huntsman and other parties entered into in 2008, the Company paid Huntsman $225. The settlement payment was funded to the Company by an advance from Apollo, while reserving all rights with respect to reallocation of the payments to other affiliates of Apollo. Under the provisions of the settlement agreement and release, the Company was only contractually obligated to reimburse Apollo for any insurance recoveries on the $225 settlement payment, net of expense incurred in obtaining such recoveries. Apollo agreed that the payment of any such insurance recoveries would satisfy the Company’s obligation to repay amounts received under the $225 advance.
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
Preferred Equity Commitment and Issuance
In December 2011, in conjunction with the repayment of a term loan of $100 extended to the Company by certain affiliates of Apollo, Momentive Holdings issued 28,795,935 preferred units and 28,785,935 warrants to purchase common units of Momentive Holdings to affiliates of Apollo for a purchase price of $205 (the “Preferred Equity Issuance”), representing the initial $200 face amount, plus amounts earned from the interim liquidity facilities, less related fees and expenses. Momentive Holdings contributed $189 of the proceeds from the Preferred Equity Issuance to MSC Holdings and MSC Holdings contributed the amount to the Company. As of December 31, 2011, the Company had recognized a capital contribution of $204, representing the total proceeds from the Preferred Equity Issuance, less related fees and expenses. The remaining $16 was held in a reserve account at December 31, 2011 by Momentive Holdings to redeem any additional preferred units from Apollo equal to the aggregate number of preferred units and warrants subscribed for by all other members of Momentive Holdings. In January 2012, the remaining $16 of proceeds held in the reserve account were contributed to the Company.

Purchase of MSC Holdings Debt
In 2009, the Company purchased $180 in face value of the outstanding MSC Holdings LLC PIK Debt Facility for $24, including accrued interest. The loan receivable from MSC Holdings was recorded at its acquisition value of $24 as a reduction of equity in the Consolidated Balance Sheets as MSC Holdings is the Company’s parent. In addition, the Company had not recorded accretion of the purchase discount or interest income as ultimate receipt of these cash flows was under the control of MSC Holdings.
During the year ended December 31, 2013, in conjunction with the 2013 Refinancing Transactions (see Note 9), the loan receivable from MSC Holdings was settled for no consideration at the direction of MSC Holdings. As a result, the Company accounted for the settlement of the loan as a distribution to MSC Holdings of $24, which was recognized in “Paid-in Capital” in the Consolidated Balance Sheets. Additionally, during the year ended December 31, 2013, the Company declared a distribution to MSC Holdings of $208 in connection with the retirement of the outstanding $247 aggregate principal amount of the MSC Holdings’ LLC PIK Facility held by an unaffiliated third party, in conjunction with the 2013 Refinancing Transactions.
Purchases and Sales of Products and Services with MPM
The Company also sells products to, and purchase products from, MPM pursuant to a Master Buy/Sell Agreement dated as of September 6, 2012 (the “Master Buy/Sell Agreement”). Prices under the agreement are determined by a formula based upon certain third party sales of the applicable product, or in the event that no qualifying third party sales have taken place, based upon the average contribution margin generated by certain third party sales of products in the same or a similar industry. The standard terms and conditions of the seller in the applicable jurisdiction apply to transactions under the Master Buy/Sell Agreement. A subsidiary of MPM also acts as a non-exclusive distributor in India for certain of the Company’s subsidiaries pursuant to Distribution Agreements dated as of September 6, 2012 (the “Distribution Agreements”). Prices under the Distribution Agreements are determined by a formula based on the weighted average sales price of the applicable product less a margin. The Master Buy/Sell Agreement and Distribution Agreements have initial terms of 3 years and may be terminated for convenience by either party thereunder upon 30 days' prior notice in the case of the Master/Buy Sell Agreement and upon 90 days' prior notice in the case of the Distribution Agreements. Pursuant to these agreements and other purchase orders, the Company sold less than $1 of products to MPM during each of the years ended December 31, 2013 and 2012. The Company purchased $9 and $3 of products from MPM during the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, the Company had less than $1 of accounts receivable from MPM and $1 and less than $1, respectively, of accounts payable to MPM related to these agreements.
Purchases and Sales of Products and Services with Affiliates Other than MPM
The Company sells products to various Apollo affiliates other than MPM. These sales were $126, $36 and $2 for the years ended December 31, 2013, 2012 and 2011, respectively. The Company had accounts receivable from these affiliates of $17 and $26 at December 31, 2013 and 2012, respectively. The Company also purchases raw materials and services from various Apollo affiliates other than MPM. These purchases were $31, $34 and $32 for the years ended December 31, 2013, 2012 and 2011, respectively. The Company had accounts payable to these affiliates of less than $1 and $4 at December 31, 2013 and 2012, respectively.
Participation of Apollo Global Securities in Refinancing Transactions
In January 2013, Apollo Global Securities, LLC (“AGS”), an affiliate of Apollo, acted as one of the initial purchasers and received approximately $1 in connection with the sale of an additional $1,100 aggregate principal amount of the Company’s 6.625% First-Priority Senior Secured Notes due 2020. AGS also received $1 in structuring fees in connection with the 2013 Refinancing Transactions (See Note 9).

In March 2012, AGS acted as one of the initial purchasers and received approximately $1 in connection with the sale of $450 aggregate principal amount of the Company’s 6.625% First-Priority Senior Secured Notes due 2020.
Other Transactions and Arrangements
Momentive Holdings purchases insurance policies which also cover the Company and MPM. Amounts are billed to the Company based on the Company’s relative share of the insurance premiums. Momentive Holdings billed the Company $13 and $12 for the years ended December 31, 2013 and 2012, respectively. The Company had accounts payable to Momentive Holdings of $4 under these arrangements at both December 31, 2013 and 2012.
The Company sells finished goods to, and purchases raw materials from, its foundry joint venture (“HAI”) between the Company and Delta-HA, Inc. The Company also provides toll-manufacturing and other services to HAI. The Company’s investment in HAI is recorded under the equity method of accounting, and the related sales and purchases are not eliminated from the Company’s Consolidated Financial Statements. However, any profit on these transactions is eliminated in the Company’s Consolidated Financial Statements to the extent of the Company’s 50% interest in HAI. Sales and services provided to HAI were $104, $108 and $113 for the years ended December 31, 2013, 2012 and 2011, respectively. Accounts receivable from HAI were $16 at December 31, 2013 and 2012. Purchases from HAI were $31, $31 and $54 for the years ended December 31, 2013, 2012 and 2011, respectively. The Company had accounts payable to HAI of $6 at December 31, 2013 and 2012. Additionally, HAI declared dividends to the Company of $21 and $13 during the years ended December 31, 2013 and 2012, respectively. No amounts remain outstanding related to these previously declared dividends as of December 31, 2013.

The Company’s purchase contracts with HAI represent a significant portion of HAI’s total revenue, and this factor results in the Company absorbing the majority of the risk from potential losses or the majority of the gains from potential returns. However, the Company does not have the power to direct the activities that most significantly impact HAI, and therefore, does not consolidate HAI. The carrying value of HAI’s assets were $50 and $52 at December 31, 2013 and 2012, respectively. The carrying value of HAI’s liabilities were $15 and $18 at December 31, 2013 and 2012, respectively.
In February 2013, the Company resolved a dispute with HAI regarding the prices HAI paid to the Company for raw materials used to manufacture dry and liquid resins. As part of the resolution, the Company will provide discounts to HAI on future purchases of dry and liquid resins totaling $16 over a period of three years. The $16 was recorded net of $8 of income during the year ended December 31, 2012, which represented the Company's benefit from the discounts due to its 50% ownership interest in HAI. During the year ended December 31, 2013, the Company issued $4 of discounts to HAI under this agreement. As of December 31, 2013, $12 remained outstanding under this agreement, $5 of which is classified in “Other current liabilities” in the Consolidated Balance Sheets, with the remaining $7 included in “Other long-term liabilities.”
The Company had a loan receivable from its unconsolidated forest products joint venture in Russia of less than $1 as of December 31, 2012. The Company also had royalties receivable from its unconsolidated forest products joint venture in Russia of $6 and $5 as of December 31, 2013 and 2012, respectively.
As of December 31, 2013, the Company had approximately $10 of cash on deposit as collateral for a loan that was extended by a third party to one of the Company’s unconsolidated joint ventures, which is classified as restricted cash.
Subsequent Events
The Company anticipates closing in April on the purchase of 100% of the interests in MPM’s Canadian subsidiary for a purchase price of approximately $12. As a part of the anticipated transaction the Company will also enter into a non-exclusive distribution agreement with a subsidiary of MPM, whereby the subsidiary of the Company will act as a distributor of certain of MPM’s products in Canada. The agreement has a term of 10 years, and is cancelable by either party with 180 days’ notice. The Company will be compensated for acting as distributor at a rate of 2% of the net selling price of the related products sold. Additionally, MPM will provide transitional services to the Company for a period of 6 months.
In March 2014, the Company entered into a ground lease with a Brazilian subsidiary of MPM to lease a portion of MPM’s manufacturing site in Itatiba, Brazil for purposes of constructing and operating an epoxy production facility. In conjunction with the ground lease, the Company also entered into a site services agreement whereby MPM’s subsidiary will provide to the Company various services such as environmental, health and safety, security, maintenance and accounting, amongst others, to support the operation of this new facility.
In February 2014, the Company made a restricted purpose loan of $50 to a newly formed subsidiary of Momentive Holdings. The loan matures in February 2015, bears interest at LIBOR plus 3.75% per annum and is payable on a payment-in-kind basis. The loan is fully collateralized by the assets of the newly formed subsidiary.
6. Goodwill and Intangible Assets
The Company’s gross carrying amount and accumulated impairments of goodwill consist of the following as of December 31:

	2013				2012
	Gross Carrying Amount	Accumulated Impairments	Accumulated Foreign Currency Translation	Net Book Value	Gross Carrying Amount	Accumulated Impairments	Accumulated Foreign Currency Translation	Net Book Value
Epoxy, Phenolic and Coating Resins	$88	$(57)	$3	$34	$88	$—	$2	$90
Forest Products Resins	81	—	(3)	78	81	—	(2)	79
Total	$169	$(57)	$—	$112	$169	$—	$—	$169
The changes in the net carrying amount of goodwill by segment for the years ended December 31, 2013 and 2012 are as follows:

	Epoxy, Phenolic and Coating Resins	Forest Products Resins	Total
Goodwill balance at December 31, 2011	$90	$77	$167
Foreign currency translation	—	2	2
Goodwill balance at December 31, 2012	90	79	169
Foreign currency translation	1	(1)	—
Impairments	(57)	—	(57)
Goodwill balance at December 31, 2013	$34	$78	$112

In 2013, as a result of the estimated fair value of the Company’s epoxy reporting unit being significantly less than the carrying value of its net assets, the Company recognized a goodwill impairment charge of $57 in its Epoxy, Phenolic and Coating Resins segment, which has been included in “Asset impairments” in the Consolidated Statements of Operations (see Note 7).
The Company’s intangible assets with identifiable useful lives consist of the following as of December 31:

	2013				2012
	Gross Carrying Amount	Accumulated Impairments	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Impairments	Accumulated Amortization	Net Book Value
Patents and technology	$112	$—	$(70)	$42	$110	$—	$(65)	$45
Customer lists and contracts	93	(17)	(54)	22	93	(17)	(49)	27
Other	25	—	(7)	18	25	—	(6)	19
Total	$230	$(17)	$(131)	$82	$228	$(17)	$(120)	$91
The impact of foreign currency translation on intangible assets is included in accumulated amortization.
In 2011, as a result of the permanent closure of a large customer and continued competitive pressures resulting in successive periods of negative cash flows associated with certain assets within the Company’s European forest products business, the Company recorded an impairment charge of $17 on certain customer list assets in its Forest Products Resins segment, which has been included in “Asset impairments” in the Consolidated Statements of Operations (see Note 7).
Total intangible amortization expense for the years ended December 31, 2013, 2012 and 2011 was $13, $13 and $15, respectively.
Estimated annual intangible amortization expense for 2014 through 2018 is as follows:

2014	$13
2015	13
2016	12
2017	10
2018	7
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

Recurring Fair Value Measurements
Following is a summary of assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012:

	Fair Value Measurements Using			Total
	Level 1	Level 2	Level 3
December 31, 2013
Derivative liabilities	$—	$—	$—	$—
December 31, 2012
Derivative liabilities	—	(1)	—	(1)
Level 1 derivative liabilities primarily consist of financial instruments traded on exchange or futures markets. Level 2 derivative liabilities consist of derivative instruments transacted primarily in over the counter markets.
There were no transfers between Level 1, Level 2 or Level 3 measurements during the years ended December 31, 2013 and 2012.

The Company calculates the fair value of its Level 1 derivative liabilities using quoted market prices. The Company calculates the fair value of its Level 2 derivative liabilities using standard pricing models with market-based inputs, adjusted for nonperformance risk. When its financial instruments are in a liability position, the Company evaluates its credit risk as a component of fair value. At December 31, 2013 and 2012, no adjustment was made by the Company to reduce its derivative liabilities for nonperformance risk.
When its financial instruments are in an asset position, the Company is exposed to credit loss in the event of nonperformance by other parties to these contracts and evaluates their credit risk as a component of fair value.

Non-recurring Fair Value Measurements
Long-Lived and Amortizable Intangible Assets
Following is a summary of losses as a result of the Company measuring long-lived assets at fair value on a non-recurring basis during the years ended December 31, 2013, 2012 and 2011, all of which were valued using Level 3 inputs.

	Year Ended December 31,
	2013	2012	2011
Long-lived assets held and used	$111	$23	$31
Long-lived assets held for disposal/abandonment	13	—	1
Total	$124	$23	$32
In 2013, the Company significantly lowered its forecast of estimated earnings and cash flows for its epoxy business from those previously projected. This was due to sustained overcapacity in the epoxy resins market throughout 2013 and increased competition from Asian imports, which resulted in a significant decrease in earnings and cash flows in the epoxy business in the fourth quarter of 2013. Additionally, the Company expects continued overcapacity in the epoxy resins market in 2014. As a result, the Company wrote down long-lived assets with a carrying value of $207 to fair value of $103, resulting in an impairment charge of $104 within its Epoxy, Phenolic and Coating Resins segment. These assets were valued by using a discounted cash flow analysis based on assumptions that market participants would use. Significant unobservable inputs in the discounted cash flow analysis included projected long-term future cash flows, projected growth rates and discount rates associated with these long-lived assets. Future projected long-term cash flows and growth rates were derived from models based upon forecasts prepared by the Company’s management. These projected cash flows were discounted using a rate of 14%.
In 2013, as a result of the likelihood that certain long-lived assets would be disposed of before the end of their estimated useful lives, resulting in lower future cash flows associated with these assets, the Company wrote down long-lived assets with a carrying value of $8 to fair value of $1, resulting in an impairment charge of $7 within its Epoxy, Phenolic and Coating Resins segment. These assets were valued by using a discounted cash flow analysis based on assumptions that market participants would use. Significant unobservable inputs in the model included projected short-term future cash flows associated with these long-lived assets through the projected disposal date. Future projected short-term cash flows were derived from forecast models based upon budgets prepared by the Company’s management.
In 2013, as a result of the Company’s decision to dispose of certain long-lived assets before the end of their estimated useful lives, the Company wrote down long-lived assets with a carrying value of $13 to fair value of $0, resulting in an impairment charge of $13 within its Epoxy, Phenolic and Coating Resins segment.
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
Goodwill
As of October 1, 2013, the estimated fair value of the Company’s epoxy reporting unit was significantly less than the carrying value of the net assets of the reporting unit. In estimating the fair value of the epoxy reporting unit, the Company relied solely on a discounted cash flow model income approach. This was due to the Company’s belief that the reporting unit’s EBITDA, a key input under the market approach, was not representative and consistent with the reporting unit’s historical performance and long-term outlook and, therefore, was not consistent with assumptions that a market participant would use in determining the fair value of the reporting unit. To measure the amount of the goodwill impairment, the Company allocated the estimated fair value of the reporting unit to the reporting unit’s assets and liabilities. As a result of this allocation, the Company estimated that the implied fair value of the epoxy reporting unit’s goodwill was $0. As such, the entire epoxy reporting unit’s goodwill balance of $57 was impaired during the fourth quarter of 2013. Key assumptions used in the determination of the fair value of the epoxy reporting unit’s assets included estimated replacement costs for similar long-lived assets and projections of future revenues over a multi-year period, both of which would be deemed unobservable inputs (Level 3).
Non-derivative Financial Instruments
The following table summarizes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
December 31, 2013
Debt	$3,774	$—	$3,820	$10	$3,830
December 31, 2012
Debt	$3,495	$—	$3,410	$11	$3,421

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
In 2008, to offset the balance sheet and interest rate exposures and cash flow variability associated with a non-U.S. subsidiary’s U.S. dollar denominated term loan, the Company entered into a three-year cross-currency and interest rate swap agreement. The swap agreement required the Company to sell euros in exchange for U.S. dollars at a rate of 1.2038. The Company also paid a variable rate equal to Euribor plus 390 basis points and received a variable rate equal to the U.S. dollar LIBOR plus 250 basis points. The swap agreement had an initial notional amount of $25 that amortized quarterly on a straight line basis to $24, prior to maturing on September 30, 2011. The Company paid a weighted average interest rate of 5.0% and received a weighted average interest rate of 2.8% during the year ended December 31, 2011. During the year ended December 31, 2011, the Company paid $4 to settle the cross-currency and interest rate swap. This amount is recorded in “Other non-operating (income) expense, net” in the Consolidated Statements of Operations.

Foreign Exchange Rate Swaps
The Company periodically uses foreign exchange rate swaps to hedge foreign currency exposure on certain assets and liabilities of its foreign subsidiaries which are denominated in currencies other than the respective functional currency.
The Company is party to various foreign exchange rate swaps in Brazil in order to reduce the foreign currency risk associated with certain assets and liabilities of its Brazilian subsidiary that are denominated in U.S. dollars. The counter-parties to the foreign exchange rate swap agreements are financial institutions with investment grade ratings. The Company does not apply hedge accounting to these derivative instruments.
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
In July 2010, the Company entered into a two-year interest rate swap agreement, which matured on January 2, 2013. This swap was designed to offset the cash flow variability that resulted from interest rate fluctuations on the Company’s variable rate debt. This swap became effective on January 4, 2011.The initial notional amount of the swap was $350, and was subsequently amortized down to $325. The Company paid a fixed rate of 1.032% and received a variable one month LIBOR rate. The Company accounted for this swap as a qualifying cash flow hedge.
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

The following table summarizes the Company’s derivative financial instruments as of December 31, 2013 and 2012, which are recorded as “Other current assets” and “Other current liabilities” in the Consolidated Balance Sheets:

	2013				2012
Liability Derivatives	Average Days To Maturity	Average Contract Rate	Notional Amount	Fair Value Asset (Liability)	Average Days to Maturity	Average Contract Rate	Notional Amount	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest Rate Swap
Interest swap – 2010	—	—	$—	$—	2	—	$325	$—
Total				$—				$—

Derivatives not designated as hedging instruments:
Foreign Exchange Rate Swaps
Brazil foreign exchange rate swaps - asset	—	—	$7	$—	—	—	$—	$—
Brazil foreign exchange rate swaps - liability	—	—	13	—	—	—	—	—
Interest Rate Swap
Australian dollar interest swap	339	—	6	—	704	—	6	—
Commodity Contracts
Electricity contracts	—	—	1	—	—	—	3	(1)
Natural gas futures	—	—	—	—	—	—	3	—
Total				$—				$(1)

Derivatives Not Designated as Hedging Instruments	Amount of Loss Recognized in Income on Derivative for the Year Ended December 31:			Location of Loss Recognized in Income on Derivative
	2013	2012	2011
Foreign Exchange and Interest Rate Swap
Cross-Currency and Interest Rate Swap	$—	$—	$(1)	Other non-operating expense, net
Foreign Exchange Rate Swaps
Brazil foreign exchange rate swaps	—	—	—	Other non-operating expense, net
Interest Rate Swap
Australian dollar interest swap	—	—	—	Other non-operating expense, net
Commodity Contracts
Electricity contracts	—	—	(1)	Cost of sales
Natural gas futures	—	(2)	(1)	Cost of sales
Total	$—	$(2)	$(3)

9. Debt and Lease Obligations
Debt outstanding at December 31 is as follows:

	2013		2012
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
ABL Facility	$—	$—	$—	$—
Senior Secured Credit Facilities:
Floating rate term loans due 2015 at 4.1% at December 31, 2012	—	—	895	15
Senior Secured Notes:
6.625% First-Priority Senior Notes due 2020 (includes $7 of unamortized debt premium at December 31, 2013)	1,557	—	450	—
8.875% Senior Secured Notes due 2018 (includes $4 and $6 of unamortized discount at December 31, 2013 and 2012, respectively)	1,196	—	994	—
Floating rate Second-Priority Senior Secured Notes due 2014 at 4.9% at December 31, 2012	—	—	120	—
9.00% Second-Priority Senior Secured Notes due 2020	574	—	574	—
Debentures:
9.2% debentures due 2021	74	—	74	—
7.875% debentures due 2023	189	—	189	—
8.375% sinking fund debentures due 2016	40	20	60	2
Other Borrowings:
Australia Facility due 2014 at 4.8% and 6.1% at December 31, 2013 and 2012, respectively	—	35	31	5
Brazilian bank loans at 7.5% and 8.1% at December 31, 2013 and 2012, respectively	13	45	18	41
Capital Leases	9	1	10	1
Other at 4.8% and 3.8% at December 31, 2013 and 2012, respectively	13	8	4	12
Total	$3,665	$109	$3,419	$76
ABL Facility
In March 2013, the Company entered into a new $400 asset-based revolving loan facility, subject to a borrowing base (the “ABL Facility”). The ABL Facility replaced the Company's senior secured credit facilities described below, which included a $171 revolving credit facility and the $47 synthetic letter of credit facility at the time of the termination of facilities upon the Company's entry into the ABL Facility. Collectively, with the issuance in January 2013 of the 6.625% First-Priority Senior Secured Notes due 2020 and the 8.875% Senior Secured Notes due 2018, these transactions are referred to as the “2013 Refinancing Transactions.”
The ABL Facility has a five-year term unless, on the date that is 91 days prior to the scheduled maturity of the 8.875% Senior Secured Notes due 2018, more than $50 aggregate principal amount of 8.875% Senior Secured Notes due 2018 is outstanding, in which case the ABL Facility will mature on such earlier date. Availability under the ABL Facility is $400, subject to a borrowing base based on a specified percentage of eligible accounts receivable and inventory. The borrowers under the ABL Facility include the Company and Momentive Specialty Chemicals Canada Inc., Momentive Specialty Chemicals B.V., Momentive Specialty Chemicals UK Limited and Borden Chemical UK Limited, each a wholly owned subsidiary of the Company. The ABL Facility bears interest at a floating rate based on, at the Company's option, an adjusted LIBOR rate plus an initial applicable margin of 2.25% or an alternate base rate plus an initial applicable margin of 1.25%. From and after the date of delivery of the Company's financial statements for the first fiscal quarter ended after the effective date of the ABL Facility, the applicable margin for such borrowings will be adjusted depending on the availability under the ABL Facility. As of December 31, 2013, the applicable margin for LIBOR rate loans was 1.75% and for alternate base rate loans was 0.75%. In addition to paying interest on outstanding principal under the ABL Facility, the Company is required to pay a commitment fee to the lenders in respect of the unutilized commitments at an initial rate equal to 0.50% per annum, subject to adjustment depending on the usage. The ABL Facility does not have any financial maintenance covenants, other than a fixed charge coverage ratio of 1.0 to 1.0 that only applies if availability under the ABL Facility is less than the greater of (a) $40 and (b) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time. The fixed charge coverage ratio under the credit agreement governing the ABL Facility is generally defined as the ratio of (a) Adjusted EBITDA minus non-financed capital expenditures and cash taxes to (b) debt service plus cash interest expense plus certain restricted payments, each measured on a last twelve months, or LTM, basis. The ABL Facility is secured by, among other things, first-priority liens on most of the inventory and accounts receivable and related assets of the Company, its domestic subsidiaries and certain of its foreign subsidiaries (the “ABL Priority Collateral”), and by second-priority liens on certain collateral that generally includes most of the Company’s, its domestic subsidiaries’ and certain of its foreign subsidiaries’ assets other than the ABL Priority Collateral, in each case subject to certain exceptions and permitted liens. Available borrowings under the ABL Facility were $331 as of December 31, 2013, and there were no outstanding borrowings under the ABL Facility as of December 31, 2013.

Senior Secured Credit Facilities
The amended senior secured credit facilities were terminated in March 2013 in connection with the closing of the Company's ABL Facility described above. The term loans under the amended senior secured credit facilities were repaid in full in January 2013 in connection with the closing of the sale of First-Priority Senior Secured Notes described below. Prior to its termination, the amended senior secured credit facilities included a term loan facility with a maturity date in 2015 and a $47 synthetic letter of credit facility (“LOC”) with a maturity date in 2013. Additionally, the amended senior secured credit facilities included a $192 revolving credit facility through February 2013, and thereafter a $171 revolving credit facility that had a maturity date in 2014.
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
Revolving Credit Facility
As discussed above, the Company’s senior secured credit facilities were terminated in March 2013. Prior to its termination, the interest rate for the revolving credit facility through May 31, 2011 was adjusted LIBOR plus 2.50%. The extended revolving loans, which took effect upon the May 31, 2011 maturity of the prior revolving credit facility, bore interest at a rate of LIBOR plus 4.50%. The Company was also required to pay a 2% ticking fee on committed amounts for the prior revolving credit facility, which was payable quarterly through May 31, 2011.
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
There were no outstanding borrowings under the revolving credit facility at December 31, 2012.
Senior Secured Notes
First-Priority Senior Secured Notes
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
The Company incurred approximately $14 in fees associated with the March 2012 Refinancing Transactions, which have been deferred and are recorded in “Other long-term assets” in the Consolidated Balance Sheets. The deferred fees will be amortized over the contractual life of the respective debt obligations on an effective interest basis. Additionally, $1 of unamortized deferred financing fees were written-off related to the $454 of term loans under the Company’s senior secured credit facility that were repaid and extinguished. These fees are included in “Other non-operating (income) expense, net” in the Consolidated Statements of Operations.
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
Other Borrowings
The Company’s Australian Term Loan Facility has a variable interest rate equal to the 90 day Australian or New Zealand Bank Bill Rates plus an applicable margin. The agreement also provides access to a $10 revolving credit facility. There were no outstanding borrowings under the revolving credit facility at December 31, 2013 or 2012.
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

General
The Company and certain of its domestic subsidiaries have pledged, to the applicable collateral agents, 100% of non-voting and 65% of voting equity interests in the Company’s and such domestic subsidiaries’ first-tier foreign subsidiaries, in each case to secure the obligations of the Company and the other domestic obligors under the ABL Facility, the 6.625% First-Priority Senior Secured Notes, 8.875% Senior Secured Notes and 9.00% Second-Priority Senior Secured Notes.
As of December 31, 2013, the Company was in compliance with all covenants included in the agreements governing its outstanding indebtedness, including the ABL Facility.
As of December 31, 2013, the Company did not satisfy the Adjusted EBITDA to fixed charges incurrence test contained within the indentures that govern our 6.625% First-Priority Senior Secured Notes, 8.875% Senior Secured Notes and 9.00% Second-Priority Senior Secured Notes. As a result, the Company is subject to restrictions on its ability to incur additional indebtedness or to make investments; however, there are exceptions to these restrictions, including exceptions that permit indebtedness under the ABL Facility (available borrowings of which were $331 at December 31, 2013).
Scheduled Maturities
Aggregate maturities of debt, minimum payments under capital leases and minimum rentals under operating leases at December 31, 2013 for the Company are as follows:

Year	Debt	Minimum Rentals Under Operating Leases	Minimum Payments Under Capital Leases
2014	$108	$31	$2
2015	29	27	2
2016	28	22	2
2017	8	16	2
2018	1,201	10	2
2019 and thereafter	2,387	16	6
Total minimum payments	$3,761	$122	16
Less: Amount representing interest			(6)
Present value of minimum payments			$10
The Company’s operating leases consist primarily of vehicles, equipment, land and buildings. Rental expense under operating leases amounted to $36 for each of the years ended December 31, 2013, 2012 and 2011.
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
Indemnities related to the pre-closing operations of sold assets normally do not represent additional liabilities to the Company, but simply serve to protect the buyer from potential liability associated with the Company’s existing obligations at the time of sale. As with any liability, the Company has accrued for those pre-closing obligations that it considers to be probable and reasonably estimable. The amounts recorded at December 31, 2013 and 2012 are not significant.
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
Environmental Institution of Paraná IAP—On August 10, 2005, the Environmental Institute of Paraná (IAP), an environmental agency in the State of Paraná, provided Hexion Quimica Industria, the Company’s Brazilian subsidiary, with notice of an environmental assessment in the amount of 12 Brazilian reais. The assessment related to alleged environmental damages to the Paranagua Bay caused in November 2004 from an explosion on a shipping vessel carrying methanol purchased by the Company. The investigations performed by the public authorities have not identified any actions of the Company that contributed to or caused the accident. The Company responded to the assessment by filing a request to have it cancelled and by obtaining an injunction precluding execution of the assessment pending adjudication of the issue. In November 2010, the Court denied the Company’s request to cancel the assessment and lifted the injunction that had been issued. The Company responded to the ruling by filing an appeal in the State of Paraná Court of Appeals. In March 2012, the Company was informed that the Court of Appeals had denied the Company’s appeal. The Company continues to believe that the assessment is invalid, and on June 4, 2012 it filed appeals to the Superior Court of Justice and the Supreme Court of Brazil. The Company continues to believe it has strong defenses against the validity of the assessment, and does not believe that a loss is probable. At December 31, 2013, the amount of the assessment, including tax, penalties, monetary correction and interest, is 32 Brazilian reais, or approximately $14.
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
The following table summarizes all probable environmental remediation, indemnification and restoration liabilities, including related legal expenses, at December 31, 2013 and 2012:

	Number of Sites		Liability		Range of Reasonably Possible Costs
Site Description	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012	Low	High
Geismar, LA	1	1	$16	$17	$10	$24
Superfund and offsite landfills – allocated share:
Less than 1%	16	22	1	1	1	2
Equal to or greater than 1%	12	12	8	6	5	13
Currently-owned	12	13	8	7	5	13
Formerly-owned:
Remediation	11	11	8	2	7	19
Monitoring only	4	4	1	1	—	1
Total	56	63	$42	$34	$28	$72

These amounts include estimates for unasserted claims that the Company believes are probable of loss and reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of a range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. At December 31, 2013 and 2012, $14 and $9, respectively, has been included in “Other current liabilities” in the Consolidated Balance Sheets with the remaining amount included in “Other long-term liabilities.”
Following is a discussion of the Company’s environmental liabilities and the related assumptions at December 31, 2013:
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
Due to the long-term nature of the project, the reliability of timing and the ability to estimate remediation payments, a portion of this liability was recorded at its net present value, assuming a 3% discount rate and a time period of 24 years. The range of possible outcomes is discounted in a similar manner. The undiscounted liability, which is expected to be paid over the next 24 years, is approximately $20. Over the next five years, the Company expects to make ratable payments totaling $6.
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
Formerly-Owned Sites—The Company is conducting, or has been identified as a PRP in connection with, environmental remediation at a number of locations that it formerly owned and/or operated. Remediation costs at these former sites, such as those associated with our former phosphate mining and processing operations, could be material. One such site is the Coronet Industries, Inc. Superfund Alternative Site in Plant City, FL. The current owner of the site has alleged that it has incurred environmental costs at the site for which it believes it has a contribution claim against the Company, and that additional future costs are likely to be incurred. In December 2013, the Company entered into an agreement to participate in a non-binding mediation with the current and other prior owner of the site for purposes of attempting to reach an agreement on allocation of past and future environmental costs. While it is reasonably possible that the Company’s costs relating to this site could be material, the Company does not have adequate information to enable it to estimate a potential range of liability at this time. The Company has accrued those costs related to this site which are currently probable and reasonably estimable. The final costs to the Company will depend on the method of remediation chosen and the level of participation of third parties.
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
Non-Environmental Legal Matters
The Company is involved in various legal proceedings in the ordinary course of business and had reserves of $16 and $22 at December 31, 2013 and 2012, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable. At December 31, 2013 and 2012, $7 and $8, respectively, has been included in “Other current liabilities” in the Consolidated Balance Sheets with the remaining amount included in “Other long-term liabilities.”
Following is a discussion of significant non-environmental legal proceedings:
Brazil Tax Claim— On October 15, 2012, the Appellate Court for the State of Sao Paulo rendered a unanimous decision in favor of the Company on this claim, which has been pending since 1992. In 1992, the State of Sao Paulo Administrative Tax Bureau issued an assessment against the Company’s Brazilian subsidiary claiming that excise taxes were owed on certain intercompany loans made for centralized cash management purposes. These loans and other internal flows of funds were characterized by the Tax Bureau as intercompany sales. Since that time, management and the Tax Bureau have held discussions and the Company filed an administrative appeal seeking cancellation of the assessment. The Administrative Court upheld the assessment in December 2001. In 2002, the Company filed a second appeal with the highest-level Administrative Court, again seeking cancellation of the assessment. In February 2007, the highest-level Administrative Court upheld the assessment. The Company requested a review of this decision. On April 23, 2008, the Brazilian Administrative Tax Tribunal issued its final decision upholding the assessment against the Company. The Company filed an Annulment action in the Brazilian Judicial Courts in May 2008 along with a request for an injunction to suspend the tax collection. The injunction was granted upon the Company pledging certain properties and assets in Brazil during the pendency of the Annulment action in lieu of depositing an amount equivalent to the assessment with the Court. In September 2010, in the Company’s favor, the Court adopted its appointed expert’s report finding that the transactions in question were intercompany loans and other legal transactions. The State Tax Bureau appealed this decision in December 2010, and the Appellate Court ruled in the Company’s favor on October 15, 2012, as described above. On January 7, 2013, the State Tax Bureau appealed the decision to the Superior Court of Justice. The Company has replied to the appeal, and continues to believe that a loss contingency is not probable. At December 31, 2013, the amount of the assessment, including tax, penalties, monetary correction and interest, is 71 Brazilian reais, or approximately $30.
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

Year	Minimum Annual Purchase Commitments
2014	$285
2015	198
2016	198
2017	52
2018	52
2019 and beyond	220
Total minimum payments	1,005
Less: Amount representing interest	(103)
Present value of minimum payments	$902

Customer Contract Termination
In 2011, the Company agreed to terminate an operator contract with a customer in response to the customer’s desire to restructure certain of its manufacturing capacity. The customer agreed to pay the Company a one-time compensation payment of €16, or approximately $23, which the Company has since collected. The compensation payment represents a contract termination penalty and payment for all unpaid minimum obligations incurred by the customer to date under the contract. The Company recorded a net gain of $21 for the year ended December 31, 2011 related to the termination of the contract, which represents the full compensation payment, net of the Company’s estimated cost to disable the related manufacturing assets. The amount is recorded in “Other operating expense (income), net” in the Consolidated Statements of Operations.

12. Pension and Non-Pension Postretirement Benefit Plans
The Company sponsors defined benefit pension plans covering most U.S. associates and certain non-U.S. associates primarily in Netherlands, Germany, Canada, France and Belgium. Benefits under these plans are generally based on eligible compensation and / or years of credited service. Retirement benefits in other foreign locations are primarily structured as defined contribution plans. During 2009 the Company implemented a change in its U.S. retirement benefits to shift to a defined contribution platform. Benefits under the defined benefit U.S. pension plan were frozen and the Company added an annual Company contribution to the U.S. defined contribution plan for eligible participants.
The Company also provides non-pension postretirement benefit plans to certain U.S. associates, to Canadian associates, to Brazilian associates and to certain associates in the Netherlands. The U.S. benefit primarily consists of a life insurance benefit for a grandfathered group of retirees, for which the premiums are paid by the Company. In addition, some US retirees are eligible to participate in the medical plans offered to active associates; however, the retirees’ cost for this coverage depends on the maximum plan benefit and the retiree premium, which is equal to 175% of the active associate premium. The Canadian plans provide retirees and their dependents with medical and life insurance benefits, which are supplemental benefits to the respective provincial healthcare plan in Canada. The Brazilian plan became effective in 2012 as a result of a change in certain regulations, and provides retirees with access to medical benefits, with the retiree being responsible for 100% of the premiums. The Netherlands' plan provides a lump sum payment at retirement for grandfathered associates.
The following table presents the change in benefit obligation, change in plan assets and components of funded status for the Company’s defined benefit pension and non-pension postretirement benefit plans for the years ended December 31:

	Pension Benefits				Non-Pension Postretirement Benefits
	2013		2012		2013		2012
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in Benefit Obligation
Benefit obligation at beginning of year	$309	$484	$286	$318	$15	$9	$14	$6
Service cost	3	14	3	8	—	1	—	1
Interest cost	10	18	12	17	—	1	1	—
Actuarial (gains) losses	(24)	(51)	25	143	(2)	(3)	—	2
Foreign currency exchange rate changes	—	20	—	6	—	(2)	—	—
Benefits paid	(20)	(10)	(19)	(9)	(1)	—	—	—
Plan amendments	—	(6)	2	—	—	6	—	—
Employee contributions	—	1	—	1	—	—	—	—
Benefit obligation at end of year	278	470	309	484	12	12	15	9
Change in Plan Assets
Fair value of plan assets at beginning of year	225	278	200	231	—	1	—	—
Actual return on plan assets	19	3	25	36	—	—	—	—
Foreign currency exchange rate changes	—	12	—	5	—	—	—	—
Employer contributions	16	15	19	14	1	—	—	1
Benefits paid	(20)	(10)	(19)	(9)	(1)	—	—	—
Employee contributions	—	1	—	1	—	—	—	—
Fair value of plan assets at end of year	240	299	225	278	—	1	—	1
Funded status of the plan at end of year	$(38)	$(171)	$(84)	$(206)	$(12)	$(11)	$(15)	$(8)

	Pension Benefits				Non-Pension Postretirement Benefits
	2013		2012		2013		2012
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Amounts recognized in the Consolidated Balance Sheets at December 31 consist of:
Noncurrent assets	$—	$7	$—	$—	$—	$—	$—	$—
Other current liabilities	—	(5)	—	(3)	—	—	(1)	—
Long-term pension and post employment benefit obligations	(38)	(173)	(84)	(203)	(12)	(11)	(14)	(8)
Accumulated other comprehensive loss (income)	140	59	164	103	(10)	2	(9)	1
Net amounts recognized	$102	$(112)	$80	$(103)	$(22)	$(9)	$(24)	$(7)
Amounts recognized in Accumulated other comprehensive income at December 31 consist of:
Net actuarial loss (gain)	$128	$66	$167	$119	$(6)	$(2)	$(4)	$1
Net prior service cost (benefit)	2	(3)	2	4	—	6	(2)	—
Deferred income taxes	10	(4)	(5)	(20)	(4)	(2)	(3)	—
Net amounts recognized	$140	$59	$164	$103	$(10)	$2	$(9)	$1
Accumulated benefit obligation	$278	$436	$309	$459
Accumulated benefit obligation for funded plans	276	270	307	304
Pension plans with underfunded or non-funded accumulated benefit obligations at December 31:
Aggregate projected benefit obligation	$278	$189	$309	$485
Aggregate accumulated benefit obligation	278	181	309	459
Aggregate fair value of plan assets	240	13	225	278
Pension plans with projected benefit obligations in excess of plan assets at December 31:
Aggregate projected benefit obligation	$278	$199	$309	$485
Aggregate fair value of plan assets	240	21	225	278
For U.S. pension plans, the net accumulated unrecognized losses decreased by approximately $24 due to unrecognized actuarial gains of $13, net of tax, as a result of the increase in the discount rate at December 31, 2013 and favorable asset experience and amortization of actuarial losses of $11. The net accumulated unrecognized actuarial losses relating to the Non-U.S. pension plans decreased by $44, net of tax, due to unrecognized actuarial gains of $27, net of tax, as a result of the increase in the discount rate at December 31, 2013, as well as amortization of actuarial losses of $10 and prior service cost of $1, partially offset by unfavorable asset experience. A plan amendment to comply with legislation in the Netherlands to increase the retirement age also contributed $6 to the overall decrease.
The foreign currency impact reflected in these rollforward tables are primarily for changes in the euro versus the U.S. dollar.
The Pension Protection Act of 2006 (the “2006 PPA”) provides for minimum funding levels on U.S. plans, and plans not meeting the minimum funding requirement may be subject to certain restrictions. During 2012, 2011 and 2010, the Company’s U.S. qualified pension plan was under the minimum funding level as measured under the 2006 PPA, resulting in restrictions on lump sum payments to 50%. On September 30, 2013, the U.S. Plan’s Adjusted Funding Target Attainment Percentage (“AFTAP”) was certified as being above the 80% minimum funding level and as a result the lump sum restrictions have been lifted.
Following are the components of net pension and postretirement expense (benefit) recognized for the years ended December 31:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2013	2012	2011	2013	2012	2011
Service cost	$3	$3	$2	$14	$8	$8
Interest cost on projected benefit obligation	10	12	14	18	17	17
Expected return on assets	(15)	(16)	(17)	(12)	(13)	(12)
Amortization of prior service cost	—	—	—	1	1	1
Amortization of net losses	11	8	7	10	—	—
Net expense	$9	$7	$6	$31	$13	$14

	Non-Pension Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
	2013	2012	2011	2013	2012	2011
Service cost	$—	$—	$—	$1	$1	$—
Interest cost on projected benefit obligation	—	1	1	1	—	—
Amortization of prior service benefit	(2)	(8)	(10)	—	—	—
Amortization of net gains	—	—	(1)	—	(1)	—
Net (benefit) expense	$(2)	$(7)	$(10)	$2	$—	$—

The following amounts were recognized in “Accumulated other comprehensive loss” during the year ended December 31, 2013:

	Pension Benefits		Non-Pension Postretirement Benefits		Total
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Net actuarial gains arising during the year	$(28)	$(43)	$(2)	$(3)	$(30)	$(46)
Prior service (benefit) cost from plan amendments	—	(6)	—	6	—	—
Amortization of prior service (cost) benefit	—	(1)	2	—	2	(1)
Amortization of net losses	(11)	(10)	—	—	(11)	(10)
(Gain) loss recognized in accumulated other comprehensive loss	(39)	(60)	—	3	(39)	(57)
Deferred income taxes	15	16	(1)	(2)	14	14
(Gain) loss recognized in accumulated other comprehensive loss, net of tax	$(24)	$(44)	$(1)	$1	$(25)	$(43)
The amounts in “Accumulated other comprehensive loss” that are expected to be recognized as components of net periodic benefit cost (benefit) during the next fiscal year are as follows:

	Pension Benefits		Non-Pension Postretirement Benefits		Total
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Net actuarial loss (gain)	$7	$4	$(1)	$—	$6	$4
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
The expected long-term rates of return on plan assets are determined based on the plans’ current and projected asset mix. To determine the expected overall long-term rate of return on assets, the Company takes into account the rates on long-term debt investments held within the portfolio, as well as expected trends in the equity markets, for plans including equity securities. Peer data and historical returns are reviewed and the Company consults with its actuaries, as well as the Plan’s investment advisors, to confirm that the Company’s assumptions are reasonable.

The weighted average rates used to determine the benefit obligations were as follows at December 31:

	Pension Benefits				Non-Pension Postretirement Benefits
	2013		2012		2013		2012
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	4.4%	3.6%	3.5%	3.5%	4.2%	7.2%	3.3%	4.3%
Rate of increase in future compensation levels	—	3.0%	—	3.0%	—	—	—	—
The weighted average assumed health care cost trend rates are as follows at December 31:
Health care cost trend rate assumed for next year	—	—	—	—	7.4%	6.3%	7.5%	6.7%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	—	—	—	—	4.5%	4.5%	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	—	—	—	—	2029	2030	2030	2030
The weighted average rates used to determine net periodic pension expense (benefit) were as follows for the years ended December 31:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2013	2012	2011	2013	2012	2011
Discount rate	3.5%	4.4%	5.1%	3.5%	5.6%	5.5%
Rate of increase in future compensation levels	—	—	—	3.0%	3.3%	3.3%
Expected long-term rate of return on plan assets	8.0%	8.0%	8.0%	4.8%	5.8%	5.8%

	Non-Pension Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
	2013	2012	2011	2013	2012	2011
Discount rate	3.3%	4.2%	4.9%	4.3%	5.4%	5.6%
A one-percentage-point change in the assumed health care cost trend rates would change the projected benefit obligation for international non-pension postretirement benefits by $1 and service cost and interest cost by a negligible amount. The impact on U.S. plans is negligible.
Pension Investment Policies and Strategies
The Company’s investment strategy for the assets of its North American defined benefit pension plans is to maximize the long-term return on plan assets using a mix of equities, fixed income and alternative investments with a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and expected timing of future cash flow requirements. The investment portfolio contains a diversified blend of equity, fixed-income and alternative investments. For U.S. plans, equity investments are also diversified across U.S. and international stocks, as well as growth, value and small and large capitalization investments, while the Company’s Canadian plan includes a blend of Canadian securities with U.S. and other foreign investments. The alternative investments are allocated in a diversified fund structure with exposure to a variety of hedge fund strategies. Investment risk and performance is measured and monitored on an ongoing basis through periodic investment portfolio reviews, annual liability measurements and periodic asset and liability studies. As plan funded status changes, adjustments to the diversified portfolio may be considered to reduce funded status volatility and better match the duration of plan liabilities.
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

	Actual		Target 2014
	2013	2012
Weighted average allocations of U.S. pension plan assets at December 31:
Equity securities	35%	40%	40%
Debt securities	52%	50%	50%
Cash, short-term investments and other	13%	10%	10%
Total	100%	100%	100%
Weighted average allocations of non-U.S. pension plan assets at December 31:
Equity securities	22%	19%	21%
Debt securities	75%	81%	79%
Cash, short-term investments and other	3%	—%	—%
Total	100%	100%	100%
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

The following table presents U.S. pension plan investments measured at fair value on a recurring basis as of December 31, 2013 and 2012:

	Fair Value Measurements Using
	2013				2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total
Large cap equity funds(a)	$—	$44	$—	$44	$—	$55	$—	$55
Small/mid cap equity funds(a)	—	7	—	7	—	17	—	17
Other international equity(a)	—	33	—	33	—	17	—	17
Debt securities/fixed income(b)	—	125	—	125	—	112	—	112
Cash, money market and other(c)	—	31	—	31	—	24	—	24
Total	$—	$240	$—	$240	$—	$225	$—	$225

The following table presents non-U.S. pension plan investments measured at fair value on a recurring basis as of December 31, 2013 and 2012:

	Fair Value Measurements Using
	2013				2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total
Other international equity(a)	$—	$66	$—	$66	$—	$51	$—	$51
Debt securities/fixed income(a)	—	225	—	225	—	211	—	211
Balanced pooled funds(a)(d)	—	—	—	—	—	11	—	11
Pooled insurance products with fixed income guarantee(a)	—	8	—	8	—	5	—	5
Total	$—	$299	$—	$299	$—	$278	$—	$278
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

(c)
Cash, money market and other securities include collective investments allocated in a diversified fund structure with exposure to a variety of hedge fund strategies, mutual funds, certificates of deposit and other short-term cash investments for which the share price is $1 or book value is assumed to equal fair value due to the short duration of the investment term.

(d)	The fund provides a mix of approximately 60% equity and 40% fixed income securities that achieves the target asset mix for the plan.
Projections of Plan Contributions and Benefit Payments
The Company expects to make contributions totaling $40 to its defined benefit pension plans in 2014.
Estimated future plan benefit payments as of December 31, 2013 are as follows:

	Pension Benefits		Non-Pension Postretirement Benefits
Year	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
2014	$22	$10	$1	$—
2015	21	10	1	—
2016	20	12	1	—
2017	19	13	1	1
2018	29	17	1	1
2019-2023	82	103	4	3
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
As previously discussed, U.S retirement income benefits are provided under the Company's defined contribution plan (the “401(k) Plan”). This plan allows eligible associates to make pre-tax contributions from 1% to 15% of eligible earnings for highly compensated associates and up to 25% for all other associates up to the federal limits for qualified plans. Those associates are also eligible to receive matching contributions from the Company at 100% on contributions of up to 5% of eligible earnings. In addition, the Company makes an annual retirement contribution ranging from 2% to 7% of eligible compensation depending on years of benefit service and collective bargaining agreements, to eligible associates actively employed on the last day of the year. An additional contribution may be made if the Company achieves specified annual financial goals established at the beginning of each plan year.
The Company incurred expense for contributions under its defined contribution plans of $15, $16 and $14 during the years ended December 31, 2013, 2012 and 2011, respectively.

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
The Company froze benefits under its U.S. non-qualified executive supplemental plans in 2009. In December of 2011, the Company adopted a non-qualified defined contribution plan (the “SERP”) that provides an annual employer credits to eligible U.S. associates of 5% of eligible compensation above the IRS limit for qualified plans. The Company can also make discretionary credits under the SERP; however, no participant contributions are permitted. The account credits are made annually to an unfunded phantom account, in the following calendar year.
The Company’s liability these non-qualified benefit plans was $7 at both December 31, 2013 and 2012, and is included in “Other long-term liabilities” in the Consolidated Balance Sheets.
The Company’s German subsidiaries offer a government subsidized early retirement program to eligible associates called Altersteilzeit or ATZ Plans. The German government provides a subsidy in certain cases where the participant is replaced with a qualifying candidate. The Company had liabilities for these arrangements of $4 and $7 at December 31, 2013 and 2012, respectively. The Company incurred expense for these plans of $1, $1 and $3 during the years ended December 31, 2013, 2012 and 2011, respectively.
Also included in the Consolidated Balance Sheets at December 31, 2013 and 2012 are other post-employment benefit obligations relating to long-term disability and for liabilities relating to European jubilee benefit plans of $8 and $7, respectively.
13. Deficit
Common Stock
The Company has 82,556,847 shares of $0.01 par value common stock outstanding at December 31, 2013.
Note Receivable From Parent
During the year ended December 31, 2013, in conjunction with the 2013 Refinancing Transactions, the $24 loan receivable from MSC Holdings LLC, which was initially recorded as a reduction of equity in 2009, was settled for no consideration at the direction of MSC Holdings. As a result, the Company accounted for the settlement of the loan as a distribution to MSC Holdings of $24, which was recognized in “Paid-in Capital” in the Consolidated Balance Sheets. Additionally, during the year ended December 31, 2013, the Company declared a distribution to MSC Holdings of $208 in connection with the retirement of the outstanding $247 aggregate principal amount of the MSC Holdings’ LLC PIK Facility held by an unaffiliated third party, in conjunction with the 2013 Refinancing Transactions.
Paid-in Capital
As of December 31, 2012, the Company recognized a non-cash capital contribution of $218 related to the $225 advance from Apollo that was made in 2008 to fund the settlement payment related to the terminated merger with Huntsman. Under the provisions of the settlement agreement and release with Apollo, the Company was only contractually obligated to reimburse Apollo for any insurance recoveries on the $225 settlement payment, net of expense incurred in obtaining such recoveries. In April 2012, the Company agreed to a settlement with its insurers to recover $10 in proceeds associated with the $225 settlement payment made to Huntsman in 2008. The Company recorded the settlement net of approximately $2 of fees related to the settlement. Additionally, the Company received approximately $1 for reimbursement of expenses incurred in obtaining the recoveries. The remaining $7 of the insurance settlement was remitted to Apollo. Following receipt of the settlement payment, Apollo acknowledged the satisfaction of the Company’s obligations to Apollo, and the remaining $218 of the advance, which was previously classified as a long-term liability, was reclassified to equity as a capital contribution from Apollo.
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

14. Stock Option Plans and Stock Based Compensation
The following is a summary of existing stock based compensation plans and outstanding shares as of December 31, 2013:

Plan Name	Shares Outstanding	Plan Expiration	Vesting Terms/Status	Option Term	Number of Shares Authorized
Resolution Performance 2000 Stock Option Plan		November 2010		8 yrs 30 days	n/a plan expired
Tranche A options	20,792		Fully vested
Tranche B performance options	41,625		Fully vested
Resolution Performance 2000 Non-Employee Directors Option Plan	302,433	November 2010	Fully vested	8 yrs 30 days	n/a plan expired
Resolution Specialty Materials 2004 Stock Option Plan		October 2014		8 yrs 30 days	1,027,197
Tranche A options	23,775		Fully vested
Tranche B performance options	47,552		Fully vested
Director options	142,664		Fully vested
BHI Acquisition Corp. 2004 Stock Incentive Plan		August 2014		10 years	3,670,635
Tranche A options	891,279		Fully vested
Tranche B performance options	891,279		Fully vested
Director options	84,423		Director grants vest upon IPO / change in control
Director options	28,141		Fully vested
Hexion LLC 2007 Long-Term Incentive Plan		April 2017			1,700,000
Options to purchase units	355,500		Vest upon attainment of performance targets upon change in control	8 years
Restricted stock units	89,000		Fully vested	n/a
Momentive Performance Materials Holdings LLC 2011 Equity Incentive Plan		February 2021		10 years	20,800,000
Unit Options and Restricted Deferred Units (“RDUs”):
2011 Grant
Tranche A Options and RDUs(1)	Options: 2,584,845 RDUs: 451,898		Time-vest ratably over 4 years; Accelerated vesting six months after certain change of control transactions as defined by the 2011 Equity Plan
Tranche B Options and RDUs(2)	Options: 1,262,387 RDUs: 434,867
Performance-based: Vest upon the earlier of i) the two year anniversary from the date of the achievement of the targeted common unit value following certain corporate transactions or ii) the six month anniversary from the date the targeted common unit value is achieved following certain change of control transactions

Tranche C Options and RDUs(3)	Options: 1,262,387 RDUs: 434,867
Performance-based: Vest upon the earlier of i) the one year anniversary from the date of the achievement of the targeted common unit value following certain corporate transactions or ii) the six month anniversary from the date the targeted common unit value is achieved following certain change of control transactions

2013 Grant
Unit Options(4)	4,692,441		Time-vest ratably over 4 years; Accelerated vesting six months after a change of control event as defined by the 2011 Equity Plan	10 years
RDUs(5)	3,705,294
Performance-based: Vest upon the earlier of 1) one year from the achievement of the targeted common unit value and a realization event or 2) six months from the achievement of the targeted common unit value and a change in control event, as such terms are defined by the 2011 Equity Plan
				N/A

(1) 515,712 Tranche A Options and 85,948 Tranche A RDUs related to employees of MPM were also outstanding as of December 31, 2013.
(2) 257,853 Tranche B Options and 85,951 Tranche B RDUs related to employees of MPM were also outstanding as of December 31, 2013.
(3) 257,853 Tranche C Options and 85,951 Tranche C RDUs related to employees of MPM were also outstanding as of December 31, 2013.
(4) 1,215,741 Unit Options related to employees of MPM were also outstanding as of December 31, 2013.
(5) 959,984 RDUs related to employees of MPM were also outstanding as of December 31, 2013.
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
In 2011, the Company granted Tranche B and Tranche C Options with performance and market conditions, each with an aggregate grant date fair value of approximately $3. The fair value was estimated at the grant date using a Monte Carlo valuation method, which is a commonly accepted valuation model for awards with market and performance conditions. The Monte Carlo valuation method requires the use of a range of assumptions. The range of risk-free interest rates was 0.16% to 3.44%, expected volatility rates ranged from 34.6% to 41.7% and the dividend rate was 0%. The expected life assumption is not used in the Monte Carlo valuation method, but the output of the model indicated a weighted-average expected life of 9.2 years. As of December 31, 2013 it is not probable the related options will vest. Compensation cost will be recognized over the service period once the satisfaction of the performance condition is probable.
Restricted Deferred Units
On March 8, 2013, the Company granted RDUs with performance and market conditions with an aggregate grant date fair value of approximately $4. The fair value was estimated at the grant date using the same Monte Carlo valuation method and assumptions used for the Unit Options. The RDUs have an indefinite life, thus the term used in the valuation model was 30 years, which resulted in a weighted-average expected life of 22 years. As of December 31, 2013, it is not probable the related RDUs will vest. Compensation cost will be recognized over the service period once the satisfaction of the performance condition is probable.
In 2011, the Company granted Tranche A RDUs with an aggregate grant date fair value of approximately $4.
In 2011, the Company granted Tranche B and Tranche C RDUs with performance and market conditions, each with an aggregate grant date fair value of approximately $2. The fair value was estimated at the grant date using the same Monte Carlo valuation method and assumptions used for the Tranche B and Tranche C Options. The RDUs have an indefinite life, thus the term used in the valuation model was 30 years, which resulted in a weighted-average expected life of 21.4 years. As of December 31, 2013 it is not probable the related RDUs will vest. Compensation cost will be recognized over the service period once the satisfaction of the performance condition is probable.

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
The Company recognized share-based compensation expense of $3, $4 and $7 for the years ended December 31, 2013, 2012 and 2011, respectively. The impact of the option modification to extend the expiration of certain options to December 31, 2017 was less than $1. The amounts are included in “Selling, general and administrative expense” in the Consolidated Statements of Operations. The Company expects additional compensation expense of $25, which will be recognized over the vesting period of the underlying share-based awards. $1 is expected to be recognized ratably over a weighted-average period of 1.5 years, while the remaining $24 will be recognized upon an initial public offering or other future contingent event.
Options Activity
Following is a summary of the Company’s stock option plan activity for the year ended December 31, 2013:

	Momentive Holdings Common Units	Weighted Average Exercise Price
Options outstanding at December 31, 2012	8,312,769	$5.62
Options granted	4,692,441	$1.42
Options forfeited	(204,765)	$5.79
Options outstanding at December 31, 2013	12,800,445	$4.08

Exercisable at December 31, 2013	5,561,381	$4.82
Expected to vest at December 31, 2013	3,906,241	$2.03
At December 31, 2013, exercise prices for options outstanding ranged from $1.42 to $29.42 with a weighted average remaining contractual life of 7.2 years. The weighted average remaining contractual life for options exercisable and options expected to vest was 6.2 and 8.8 years, respectively. At December 31, 2013, the aggregate intrinsic value of both options exercisable and options expected to vest was $0.
The total amount of cash received and total intrinsic value (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) of options exercised during the years ended December 31, 2013, 2012 and 2011 was $0, $0 and less than $1, respectively.
Restricted Unit Activity
Following is a summary of the Company’s restricted unit plan activity for the year ended December 31, 2013:

	Momentive Holdings Common Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2012	1,369,567	$4.66
Restricted units granted	3,705,294	$1.31
Restricted units vested	(220,395)	$4.85
Restricted units forfeited	(54,966)	$4.73
Nonvested at December 31, 2013	4,799,500	$2.07
The weighted average remaining contractual life for time-based vesting restricted units granted and outstanding was 1.1 years.
Stock-Based Deferred Compensation Plan
In 2004, in connection with the acquisition of Borden Chemical by Apollo, certain key employees of the Company deferred the receipt of compensation and were credited with a number of deferred stock units that were equal in value to the amount of compensation deferred. In total, the Company granted 1,007,944 deferred common stock units under the Hexion LLC 2004 Deferred Compensation Plan (the “2004 DC Plan”), which is an unfunded plan. Each unit gives the grantee the right to one common stock unit of Momentive Holdings. Under the 2004 DC Plan, the deferred common stock units are not distributed to participants until their employment with the Company ends. At December 31, 2013, there were 713,023 undistributed units under the 2004 DC Plan. Under certain limited circumstances this award could be distributed in the form of a cash payment.

15. Income Taxes
During 2012, the Company recognized an income tax benefit of $384, primarily as a result of the release of a significant portion of the valuation allowance in the U.S. The Company released the valuation allowance due to several positive factors, including three year cumulative pre-tax income and a favorable forecast outlook.
During 2013, the Company recognized income tax expense of $349, primarily as a result of the recording of a valuation allowance against its deferred tax assets in the U.S. Subsequent to the release of the valuation allowance in 2012, the Company executed the 2013 Refinancing Transactions, which resulted in higher annual interest expense, and reached an agreement with a foreign tax authority to change certain intercompany agreements that will reduce future income. In addition, certain U.S. businesses experienced significant declines in the fourth quarter of 2013 as a result of sustained overcapacity in the epoxy resins market and increased competition from Asian exports. As a result of these events, the Company is forecasting to be in a three year cumulative loss position in 2014, which represented significant negative evidence to merit the establishment of a valuation allowance against all of the Company’s net U.S. federal and state deferred income tax assets.
Income tax expense (benefit) detail for continuing operations for the years ended December 31, is as follows:

	2013	2012	2011
Current:
Federal	$—	$—	$—
State and local	3	(2)	—
Foreign	24	12	30
Total current	27	10	30
Deferred:
Federal	332	(365)	(2)
State and local	10	(8)	—
Foreign	(20)	(21)	(25)
Total deferred	322	(394)	(27)
Income tax expense (benefit)	$349	$(384)	$3
A reconciliation of the differences between income taxes for continuing operations that were computed at the federal statutory tax rate of 35% and provisions for income taxes for the years ended December 31 follows:

	2013	2012	2011
Income tax (benefit) expense computed at federal statutory tax rate	$(106)	$(20)	$36
State tax provision, net of federal benefits	1	—	1
Foreign tax rate differential	16	7	(4)
Foreign source loss subject to U.S. taxation	(36)	(6)	(15)
Goodwill impairment	18	—	—
Other income not deductible for tax	1	(14)	(6)
Increase (decrease) in the taxes due to changes in valuation allowance	454	(321)	(7)
Additional tax expense (benefit) on foreign unrepatriated earnings	22	(30)	(2)
Additional expense for uncertain tax positions	42	—	—
Tax recognized in other comprehensive income	(32)	—	—
Changes in enacted tax laws and tax rates	(31)	—	—
Income tax expense (benefit)	$349	$(384)	$3
In January 2013, the American Taxpayer Relief Act of 2012 (the “Act”) was signed into law. The Act retroactively reinstated and extended the controlled foreign corporation look-through rule, which provides for the exclusion of certain foreign earnings from U.S. federal taxation from January 1, 2012 through December 31, 2013. The impact of the Act has been accounted for in the period of enactment. As a result, the Company recognized a tax benefit of $29 during 2013.
In the third quarter of 2013, the Company reached a settlement agreement with tax authorities in a foreign jurisdiction as a result of negotiations related to various intercompany transactions. As a result, the Company released approximately $36 of unrecognized tax benefits. The tax benefit from the release was offset by an increase in the valuation allowance in this foreign jurisdiction. Consequently, as a result of the settlement in 2013, the Company reversed a domestic deferred tax asset related to these various intercompany transactions that resulted in a tax expense of approximately $54.

The domestic and foreign components of the (loss) income from continuing operations before income taxes for the years ended December 31, is as follows:

	2013	2012	2011
Domestic	$(28)	$64	$101
Foreign	(274)	(121)	1
Total	$(302)	$(57)	$102
The tax effects of significant temporary differences and net operating loss and credit carryforwards, which comprise the deferred tax assets and liabilities at December 31, is as follows:

	2013	2012
Assets:
Non-pension post-employment	$9	$9
Accrued and other expenses	74	72
Property, plant and equipment	2	4
Loss and credit carryforwards	613	588
Pension and postretirement benefit liabilities	39	66
Gross deferred tax assets	737	739
Valuation allowance	(518)	(122)
Net deferred tax asset	219	617
Liabilities:
Property, plant and equipment	(125)	(163)
Pension and postretirement benefit assets	(5)	—
Unrepatriated earnings of foreign subsidiaries	(65)	(57)
Intangible assets	(28)	(34)
Gross deferred tax liabilities	(223)	(254)
Net deferred tax (liability) asset	$(4)	$363
The following table summarizes the presentation of the net deferred tax (liability) asset in the Consolidated Balance Sheets at December 31:

	2013	2012
Assets:
Current deferred income taxes (Other current assets)	$8	$21
Long-term deferred income taxes	13	360
Liabilities:
Long-term deferred income taxes	(25)	(18)
Net deferred tax (liability) asset	$(4)	$363
MSC Holdings, which is not a member of the registrant, and its eligible subsidiaries, file a consolidated U.S. Federal income tax return. Since MSC Holdings is the Company's parent, the Company can utilize MSC Holdings' tax attributes or vice versa. The Company accounts for MSC Holdings under the separate return method and, therefore, cumulative income at MSC Holdings has reduced the amount of net operating loss carryforwards available to the Company by $27, which has not been reflected in the deferred tax asset above related to net operating loss carryforwards.
As of December 31, 2013, the Company had a $518 valuation allowance for a portion of its net deferred tax assets that management believes, more likely than not, will not be realized. The Company’s deferred tax assets include federal, state and foreign net operating loss carryforwards. The federal net operating loss carryforwards available are $896, which is reduced by the cumulative income from MSC Holdings as described above. The federal net operating loss carryforwards expire beginning in 2026. The Company’s deferred assets also include minimum tax credits of $2, which are available indefinitely. A valuation allowance has been provided against these items. The Company has provided a full valuation allowance against its state deferred tax assets, primarily related to state net operating loss carryforwards of $65. A valuation allowance of $154 has been provided against a portion of foreign net operating loss carryforwards, primarily in Germany and the Netherlands.
As of December 31, 2013, the Company had undistributed earnings of certain foreign subsidiaries of $424, on which deferred taxes have not been provided because these earnings are permanently invested outside of the United States. It is not practical to estimate the amount of the deferred tax liability on these undistributed earnings.

The following table summarizes the changes in the valuation allowance for the years ended December 31, 2013, 2012 and 2011:

	Balance at Beginning of Period	Changes in Related Gross Deferred Tax Assets/Liabilities	Charge/Release	Balance at End of Period
Valuation allowance on Deferred tax assets:
Year ended December 31, 2011	479	(40)	(7)	432
Year ended December 31, 2012	432	11	(321)	122
Year ended December 31, 2013	122	(58)	454	518
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
The Company is no longer subject to U.S. federal examinations for years before December 31, 2010; however, certain state and foreign tax returns are under examination by various regulatory authorities.
The Company continuously reviews issues that are raised from ongoing examinations and open tax years to evaluate the adequacy of its liabilities. As the various taxing authorities continue with their audit/examination programs, the Company will adjust its reserves accordingly to reflect these settlements.
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2013	2012
Balance at beginning of year	$92	$80
Additions based on tax positions related to the current year	6	8
Additions for tax positions of prior years	8	5
Reductions for tax positions of prior years	(38)	(2)
Settlements	—	—
Foreign currency translation	2	1
Balance at end of year	$70	$92
During the year ended December 31, 2013, the Company decreased the amount of its unrecognized tax benefits, including its accrual for interest and penalties, by $17, primarily as a result of a release of unrecognized tax benefits from negotiations with foreign jurisdictions offset by increases in the unrecognized tax benefit for various intercompany transactions. During the years ended December 31, 2013, 2012 and 2011, the Company recognized approximately $6, $(2) and $0, respectively, in interest and penalties. The Company had approximately $31 and $25 accrued for the payment of interest and penalties at December 31, 2013 and 2012, respectively.
$70 of unrecognized tax benefits, if recognized, would affect the effective tax rate; however, a portion of the unrecognized tax benefit would be in the form of a net operating loss carryforward, which would be subject to a full valuation allowance. The Company anticipates recognizing less than $9 of the total amount of unrecognized tax benefits within the next 12 months as a result of negotiations with foreign jurisdictions and completion of audit examinations.

16. Summarized Financial Information of Unconsolidated Affiliates
Summarized financial information of the Company’s most significant unconsolidated affiliates as of December 31, 2013 and December 31, 2012 and for the years ended December 31, 2013, 2012 and 2011 is as follows:

	December 31, 2013	December 31, 2012
Current assets	$36	$40
Non-current assets	26	12
Current liabilities	19	18
Non-current liabilities	—	—

	Year Ended December 31,
	2013	2012	2011
Net sales	$199	$207	$206
Gross profit	58	52	49
Pre-tax income	49	31	29
Net income	47	31	29
17. Segment and Geographic Information
The Company’s business segments are based on the products that the Company offers and the markets that it serves. At December 31, 2013, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins. A summary of the major products of the Company’s reportable segments follows:

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
Net Sales(1):

	Year Ended December 31,
	2013	2012	2011
Epoxy, Phenolic and Coating Resins	$3,126	$3,022	$3,424
Forest Products Resins	1,764	1,734	1,783
Total	$4,890	$4,756	$5,207
Segment EBITDA:

	Year Ended December 31,
	2013	2012	2011
Epoxy, Phenolic and Coating Resins(2)	$258	$337	$506
Forest Products Resins(3)	231	201	180
Corporate and Other	(67)	(48)	(51)

Depreciation and Amortization Expense:

	Year Ended December 31,
	2013	2012	2011
Epoxy, Phenolic and Coating Resins	$105	$109	$113
Forest Products Resins	37	38	49
Corporate and Other	6	6	5
Total	$148	$153	$167
Total Assets:

	As of December 31,
	2013	2012
Epoxy, Phenolic and Coating Resins	$1,539	$1,706
Forest Products Resins	818	760
Corporate and Other	509	871
Total	$2,866	$3,337
Capital Expenditures(4):

	Year Ended December 31,
	2013	2012	2011
Epoxy, Phenolic and Coating Resins	$86	$89	$89
Forest Products Resins	52	41	36
Corporate and Other	7	3	14
Total	$145	$133	$139

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.

(2)
Included in the Epoxy, Phenolic and Coating Resins Segment EBITDA are “Earnings from unconsolidated entities, net of taxes” of $16, $18 and $16 for the years ended December 31, 2013, 2012 and 2011, respectively.

(3)
Included in the Forest Products Resins Segment EBITDA are “Earnings from unconsolidated entities, net of taxes” of $1, $1 and less than $1 for the years ended December 31, 2013, 2012 and 2011, respectively.

(4)	Excludes capital expenditures of discontinued operations. Includes capitalized interest costs that are incurred during the construction of property and equipment.
Reconciliation of Segment EBITDA to Net (Loss) Income:

	Year Ended December 31,
	2013	2012	2011
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$258	$337	$506
Forest Products Resins	231	201	180
Corporate and Other	(67)	(48)	(51)

Reconciliation:
Items not included in Segment EBITDA:
Asset impairments	(181)	(23)	(32)
Business realignment costs	(21)	(35)	(15)
Integration costs	(10)	(12)	(19)
Net income from discontinued operations	—	—	2
Other	(37)	(42)	(22)
Total adjustments	(249)	(112)	(86)
Loss on extinguishment of debt	(6)	—	—
Interest expense, net	(303)	(263)	(262)
Income tax (expense) benefit	(349)	384	(3)
Depreciation and amortization	(148)	(153)	(167)
Net (loss) income attributable to Momentive Specialty Chemicals Inc.	(633)	346	117
Net loss attributable to noncontrolling interest	(1)	—	—
Net (loss) income	$(634)	$346	$117

Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses. For 2013, these items primarily include expenses from retention programs, stock-based compensation expense, transaction costs and unrealized foreign exchange transaction gains and losses. For 2012, these items primarily include a charge related to the resolution of a pricing dispute with an unconsolidated joint venture, losses on the disposal of assets and other transaction costs, partially offset by net realized and unrealized foreign exchange transaction gains and insurance recoveries related to the terminated Huntsman merger. For 2011, these items consist of business optimization expenses, integration costs related to the Momentive Combination, retention program costs, realized foreign exchange gains and losses and a gain recognized on the termination of an operator agreement with a customer.
Business realignment costs for 2013 primarily include expenses from minor headcount reduction programs and costs for environmental remediation at certain formerly owned locations. Business realignment costs for 2012 primarily include expenses from the Company’s restructuring and cost optimization programs. Business realignment costs for 2011 primarily relate to expenses from minor restructuring programs. Integration costs relate primarily to the Momentive Combination. Net income from discontinued operations represents the results of the IAR Business and the CCR Business.
Geographic Information
Net Sales(1):

	Year Ended December 31,
	2013	2012	2011
United States	$2,109	$2,005	$2,130
Netherlands	887	902	1,051
Germany	280	298	402
Canada	357	336	304
Other international	1,257	1,215	1,320
Total	$4,890	$4,756	$5,207

(1)	Sales are attributed to the country in which the individual business locations reside.
Long-Lived Assets:

	As of December 31,
	2013	2012
United States	$590	$635
Netherlands	184	264
Germany	109	143
Other international	358	385
Total	$1,241	$1,427

Note 18. Changes in Accumulated Other Comprehensive Loss
Following is a summary of changes in “Accumulated other comprehensive loss” for the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013				Year Ended December 31, 2012
	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$(1)	$(219)	$143	$(77)	$(1)	$(112)	$130	$17
Other comprehensive income (loss) before reclassifications, net of tax	—	50	(13)	37	(2)	(107)	13	(96)
Amounts reclassified from Accumulated other comprehensive loss, net of tax	1	18	—	19	2	—	—	2
Net other comprehensive income (loss)	1	68	(13)	56	—	(107)	13	(94)
Ending balance	$—	$(151)	$130	$(21)	$(1)	$(219)	$143	$(77)

	Amount Reclassified From Accumulated Other Comprehensive Loss for the Year Ended December 31:
Amount Reclassified From Accumulated Other Comprehensive Loss	2013	2012	Location of Reclassified Amount in Income
Gains and losses on cash flow hedges:
Interest rate swaps	$—	$2	Interest expense, net
Total before income tax	—	2
Income tax benefit	1	—	Income tax expense (benefit)
Total	$1	$2

Amortization of defined benefit pension and other postretirement benefit items:
Prior service benefit	$(1)	$(6)	(1)
Actuarial losses	21	6	(1)
Total before income tax	20	—
Income tax benefit	(2)	—	Income tax expense (benefit)
Total	18	—
Total	$19	$2

(1)	These accumulated other comprehensive income components are included in the computation of net pension and postretirement benefit expense (see Note 12).

19. Guarantor/Non-Guarantor Subsidiary Financial Information
The Company and certain of its U.S. subsidiaries guarantee debt issued by its wholly owned subsidiaries Hexion Nova Scotia, ULC and Hexion U.S. Finance Corporation (together, the “Subsidiary Issuers”), which includes the 6.625% first priority notes due 2020, 8.875% senior secured notes due 2018, the floating rate second-priority senior secured notes due 2014 and the 9.00% second-priority notes due 2020.
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
These financial statements are prepared on the same basis as the consolidated financial statements of the Company except that investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions.
This information includes allocations of corporate overhead to the combined non-guarantor subsidiaries based on net sales. Income tax expense has been provided on the combined non-guarantor subsidiaries based on actual effective tax rates.

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2013

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0 and $14, respectively)	$165	$5	$—	$223	$—	$393
Short-term investments	—	—	—	7	—	7
Accounts receivable, net	179	—	—	422	—	601
Intercompany accounts receivable	190	89	—	374	(653)	—
Intercompany loans receivable	216	—	—	278	(494)	—
Inventories:
Finished and in-process goods	105	—	—	152	—	257
Raw materials and supplies	38	—	—	65	—	103
Other current assets	27	—	—	45	—	72
Total current assets	920	94	—	1,566	(1,147)	1,433
Investment in unconsolidated entities	351	—	29	28	(363)	45
Deferred income taxes	—	—	—	13	—	13
Other long-term assets	31	59	2	42	—	134
Intercompany loans receivable	1,251	3,355	29	4,221	(8,856)	—
Property and equipment, net	491	—	—	556	—	1,047
Goodwill	52	—	—	60	—	112
Other intangible assets, net	47	—	—	35	—	82
Total assets	$3,143	$3,508	$60	$6,521	$(10,366)	$2,866
Liabilities and (Deficit) Equity
Current liabilities:
Accounts payable	$165	$—	$—	$318	$—	$483
Intercompany accounts payable	130	—	—	523	(653)	—
Debt payable within one year	20	—	—	89	—	109
Intercompany loans payable within one year	173	—	—	321	(494)	—
Interest payable	10	72	—	1	—	83
Income taxes payable	4	—	—	8	—	12
Accrued payroll and incentive compensation	19	—	—	28	—	47
Other current liabilities	65	—	—	62	—	127
Total current liabilities	586	72	—	1,350	(1,147)	861
Long-term liabilities:
Long-term debt	309	3,326	—	30	—	3,665
Intercompany loans payable	3,388	—	7	5,461	(8,856)	—
Accumulated losses of unconsolidated subsidiaries in excess of investment	773	—	261	—	(1,034)	—
Long-term pension and post employment benefit obligations	50	—	—	184	—	234
Deferred income taxes	8	2	—	15	—	25
Other long-term liabilities	110	6	—	47	—	163
Total liabilities	5,224	3,406	268	7,087	(11,037)	4,948
Total Momentive Specialty Chemicals Inc. shareholder’s (deficit) equity	(2,081)	102	(208)	(565)	671	(2,081)
Noncontrolling interest	—	—	—	(1)	—	(1)
Total (deficit) equity	(2,081)	102	(208)	(566)	671	(2,082)
Total liabilities and (deficit) equity	$3,143	$3,508	$60	$6,521	$(10,366)	$2,866

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2012

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0 and $18, respectively)	$276	$—	$—	$143	$—	$419
Short-term investments	—	—	—	5	—	5
Accounts receivable, net	177	—	—	350	—	527
Intercompany accounts receivable	126	52	—	318	(496)	—
Intercompany loans receivable	162	—	—	624	(786)	—
Inventories:
Finished and in-process goods	109	—	—	153	—	262
Raw materials and supplies	35	—	—	70	—	105
Other current assets	38	—	—	43	—	81
Total current assets	923	52	—	1,706	(1,282)	1,399
Investment in unconsolidated entities	252	—	42	18	(270)	42
Deferred income taxes	337	—	—	23	—	360
Other long-term assets	—	42	28	39	—	109
Intercompany loans receivable	773	2,273	27	3,835	(6,908)	—
Property and equipment, net	493	—	—	674	—	1,167
Goodwill	93	—	—	76	—	169
Other intangible assets, net	53	—	—	38	—	91
Total assets	$2,924	$2,367	$97	$6,409	$(8,460)	$3,337
Liabilities and (Deficit) Equity
Current liabilities:
Accounts payable	$136	$—	$—	$282	$—	$418
Intercompany accounts payable	96	4	1	395	(496)	—
Debt payable within one year	13	—	—	63	—	76
Intercompany loans payable within one year	197	—	—	589	(786)	—
Affiliated debt payable within one year	—	—	—	—	—	—
Interest payable	12	51	—	—	—	63
Income taxes payable	3	—	—	1	—	4
Accrued payroll and incentive compensation	14	—	—	26	—	40
Other current liabilities	64	—	—	65	—	129
Total current liabilities	535	55	1	1,421	(1,282)	730
Long-term liabilities:
Long-term debt	860	2,138	—	421	—	3,419
Intercompany loans payable	2,303	4	7	4,594	(6,908)	—
Accumulated losses of unconsolidated subsidiaries in excess of investment	325	—	107	—	(432)	—
Long-term pension and post employment benefit obligations	98	—	—	211	—	309
Deferred income taxes	—	1	—	17	—	18
Other long-term liabilities	101	6	—	52	—	159
Advance from affiliates	—	—	—	—	—	—
Total liabilities	4,222	2,204	115	6,716	(8,622)	4,635
Total (deficit) equity	(1,298)	163	(18)	(307)	162	(1,298)
Total liabilities and (deficit) equity	$2,924	$2,367	$97	$6,409	$(8,460)	$3,337

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2013

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,176	$—	$—	$2,919	$(205)	$4,890
Cost of sales	1,876	—	—	2,645	(205)	4,316
Gross profit	300	—	—	274	—	574
Selling, general and administrative expense	108	—	—	254	—	362
Asset impairments	53	—	—	128	—	181
Business realignment costs	12	—	—	9	—	21
Other operating expense (income), net	3	(4)	(1)	3	—	1
Operating income	124	4	1	(120)	—	9
Interest expense, net	34	262	—	7	—	303
Intercompany interest expense (income), net	163	(266)	(1)	104	—	—
Loss on extinguishment of debt	4	—	—	2	—	6
Other non-operating (income) expense, net	(30)	(15)	—	47	—	2
(Loss) income before income tax, (losses) earnings from unconsolidated entities	(47)	23	2	(280)	—	(302)
Income tax expense	345	1	—	3	—	349
(Loss) income before (losses) earnings from unconsolidated entities	(392)	22	2	(283)	—	(651)
(Losses) earnings from unconsolidated entities, net of taxes	(241)	—	(170)	4	424	17
Net (loss) income	(633)	22	(168)	(279)	424	(634)
Net loss attributable to noncontrolling interest	—	—	—	1	—	1
Net (loss) income attributable to Momentive Specialty Chemicals Inc.	$(633)	$22	$(168)	$(278)	$424	$(633)
Comprehensive (loss) income attributable to Momentive Specialty Chemicals Inc.	$(577)	$(121)	$(44)	$(128)	$293	$(577)

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2012

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,120	$—	$—	$2,902	$(266)	$4,756
Cost of sales	1,800	—	—	2,626	(266)	4,160
Gross profit	320	—	—	276	—	596
Selling, general and administrative expense	61	—	—	261	—	322
Asset impairments	—	—	—	23	—	23
Business realignment costs	9	—	—	26	—	35
Other operating expense (income), net	6	2	(1)	4	—	11
Operating income (loss)	244	(2)	1	(38)	—	205
Interest expense, net	59	176	—	28	—	263
Intercompany interest expense (income), net	132	(186)	(1)	55	—	—
Other non-operating (income) expense, net	(8)	(2)	—	9	—	(1)
Income (loss) before income tax, (losses) earnings from unconsolidated entities	61	10	2	(130)	—	(57)
Income tax benefit	(371)	—	—	(13)	—	(384)
Income (loss) before (losses) earnings from unconsolidated entities	432	10	2	(117)	—	327
(Losses) earnings from unconsolidated entities, net of taxes	(86)	—	(71)	3	173	19
Net income (loss)	$346	$10	$(69)	$(114)	$173	$346
Comprehensive income (loss) attributable to Momentive Specialty Chemicals Inc.	$252	$13	$(69)	$(207)	$263	$252

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2011

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,246	$—	$—	$3,254	$(293)	$5,207
Cost of sales	1,856	—	—	2,910	(293)	4,473
Gross profit	390	—	—	344	—	734
Selling, general and administrative expense	110	—	—	225	—	335
Asset impairments	4	—	—	28	—	32
Business realignment costs	2	—	—	13	—	15
Other operating (income) expense, net	(20)	—	(1)	6	—	(15)
Operating income	294	—	1	72	—	367
Interest expense, net	69	150	—	43	—	262
Intercompany interest expense (income), net	121	(170)	(1)	50	—	—
Other non-operating expense (income), net	8	—	—	(5)	—	3
Income (loss) from continuing operations before income tax, earnings from unconsolidated entities	96	20	2	(16)	—	102
Income tax (benefit) expense	(8)	1	—	10	—	3
Income (loss) from continuing operations before earnings from unconsolidated entities	104	19	2	(26)	—	99
Earnings from unconsolidated entities, net of taxes	31	—	22	1	(38)	16
Net income (loss) from continuing operations	135	19	24	(25)	(38)	115
Net (loss) income from discontinued operations, net of tax	(18)	—	—	20	—	2
Net income (loss)	$117	$19	$24	$(5)	$(38)	$117
Comprehensive income (loss) attributable to Momentive Specialty Chemicals Inc.	$46	$20	$23	$(20)	$(23)	$46

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2013

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(95)	$5	$23	$251	$(104)	$80
Cash flows provided by (used in) investing activities
Capital expenditures	(75)	—	—	(69)	—	(144)
Capitalized interest	—	—	—	(1)	—	(1)
Purchase of debt securities, net	—	—	—	(3)	—	(3)
Change in restricted cash	—	—	—	4	—	4
Funds remitted to unconsolidated affiliates, net	—	—	—	(13)	—	(13)
Proceeds from sale of assets	—	—	—	7	—	7
Capital contribution to subsidiary	(31)	—	(20)	—	51	—
Return of capital from subsidiary	48	—	31	—	(79)	—
Return of capital from subsidiary from sales of accounts receivable	214	—	—	—	(214)	—
	156	—	11	(75)	(242)	(150)
Cash flows (used in) provided by financing activities
Net short-term debt borrowings	—	—	—	15	—	15
Borrowings of long-term debt	—	1,109	—	26	—	1,135
Repayments of long-term debt	(545)	(120)	—	(393)	—	(1,058)
Net intercompany loan borrowings (repayments)	389	(882)	(2)	495	—	—
Capital contribution from parent	—	—	20	31	(51)	—
Long-term debt and credit facility financing fees	(16)	(24)	—	—	—	(40)
Common stock dividends paid	—	(83)	(21)	—	104	—
Return of capital to parent	—	—	(31)	(48)	79	—
Return of capital to parent from sales of accounts receivable	—	—	—	(214)	214	—
	(172)	—	(34)	(88)	346	52
Effect of exchange rates on cash and cash equivalents	—	—	—	(4)	—	(4)
(Decrease) increase in cash and cash equivalents	(111)	5	—	84	—	(22)
Cash and cash equivalents (unrestricted) at beginning of year	276	—	—	125	—	401
Cash and cash equivalents (unrestricted) at end of year	$165	$5	$—	$209	$—	$379

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2012

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$88	$(59)	$16	$160	$(28)	$177
Cash flows provided by (used in) investing activities
Capital expenditures	(57)	—	—	(76)	—	(133)
Proceeds from sale of debt securities, net	—	—	—	2	—	2
Change in restricted cash	—	—	—	(15)	—	(15)
Funds remitted to unconsolidated affiliates, net	—	—	—	(3)	—	(3)
Proceeds from sale of assets	9	—	—	2	—	11
Capital contribution to subsidiary	(30)	—	(19)	—	49	—
Return of capital from subsidiary from sales of accounts receivable	87	—	—	—	(87)	—
	9	—	(19)	(90)	(38)	(138)
Cash flows (used in) provided by financing activities
Net short-term debt repayments	—	—	—	(7)	—	(7)
Borrowings of long-term debt	—	450	—	3	—	453
Repayments of long-term debt	(278)	—	—	(209)	—	(487)
Repayment of affiliated debt	(2)	—	—	—	—	(2)
Repayment of advance from affiliate	(7)	—	—	—	—	(7)
Net intercompany loan borrowings (repayments)	251	(364)	(3)	116	—	—
Capital contribution from parent	16	—	19	30	(49)	16
Long-term debt and credit facility financing fees	(2)	(12)	—	—	—	(14)
Common stock dividends paid	(11)	(15)	(13)	—	28	(11)
Return of capital to parent from sales of accounts receivable	—	—	—	(87)	87	—
	(33)	59	3	(154)	66	(59)
Effect of exchange rates on cash and cash equivalents	—	—	—	5	—	5
Increase (decrease) in cash and cash equivalents	64	—	—	(79)	—	(15)
Cash and cash equivalents (unrestricted) at beginning of year	212	—	—	204	—	416
Cash and cash equivalents (unrestricted) at end of year	$276	$—	$—	$125	$—	$401

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2011

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(41)	$8	$31	$198	$(25)	$171
Cash flows provided by (used in) investing activities
Capital expenditures	(74)	—	—	(65)	—	(139)
Capitalized interest	(1)	—	—	—	—	(1)
Purchases of debt securities, net	—	—	—	(2)	—	(2)
Change in restricted cash	—	—	—	3	—	3
Funds remitted to unconsolidated affiliates, net	—	—	—	(4)	—	(4)
Proceeds from sale of business, net of cash transferred	49	—	—	124	—	173
Proceeds from sale of assets	2	—	—	1	—	3
Capital contribution to subsidiary	(11)	—	(19)	—	30	—
Return of capital from subsidiary	47	—	—	—	(47)	—
Return of capital from subsidiary from sales of accounts receivable	69	—	—	—	(69)	—
	81	—	(19)	57	(86)	33
Cash flows provided by (used in) financing activities
Net short-term debt (repayments) borrowings	(7)	—	—	21	—	14
Borrowings of long-term debt	164	—	—	332	—	496
Repayments of long-term debt	(182)	—	—	(356)	—	(538)
Repayment of advance from affiliate	(80)	—	—	(20)	—	(100)
Net intercompany loan borrowings (repayments)	51	4	—	(55)	—	—
Capital contribution from parent	189	—	—	30	(30)	189
Long-term debt and credit facility financing fees	(2)	—	—	—	—	(2)
Common stock dividends paid	(2)	(12)	(12)	(1)	25	(2)
Return of capital to parent	—	—	—	(47)	47	—
Return of capital to parent from sales of accounts receivable	—	—	—	(69)	69	—
	131	(8)	(12)	(165)	111	57
Effect of exchange rates on cash and cash equivalents	—	—	—	(5)	—	(5)
Increase in cash and cash equivalents	171	—	—	85	—	256
Cash and cash equivalents (unrestricted) at beginning of year	41	—	—	119	—	160
Cash and cash equivalents (unrestricted) at end of year	$212	$—	$—	$204	$—	$416

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of
Momentive Specialty Chemicals Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, deficit, and cash flows present fairly, in all material respects, the financial position of Momentive Specialty Chemicals Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 8 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to effective controls not being in place with respect to the preparation and review of the calculation of the valuation allowance recorded for certain deferred tax assets existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits (which were integrated audits in 2013 and 2012). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Columbus, Ohio
March 31, 2014

Schedule II – Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Additions		Deductions	Balance at End of Period
		Charged to cost and expenses(1)	Charged to other accounts
Allowance for Doubtful Accounts:
Year ended December 31, 2013	$17	$2	$—	$(3)	$16
Year ended December 31, 2012	19	2	—	(4)	17
Year ended December 31, 2011	24	(2)	—	(3)	19
Reserve for Obsolete Inventory:
Year ended December 31, 2013	$7	$6	$—	$(5)	$8
Year ended December 31, 2012	7	6	—	(6)	7
Year ended December 31, 2011	9	6	—	(8)	7

(1)
Includes the impact of foreign currency translation. For the year ended December 31, 2011, amount also includes the release of a $4 allowance for doubtful accounts previously charged to cost and expenses during the year ended December 31, 2010.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, we, under the supervision and with the participation of our Disclosure Committee and our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2013 because of the material weakness in our internal control over financial reporting described below.
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
We have assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (1992). Based on our assessment, we have concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was not effective based on those criteria due to the material weakness in our internal control over financial reporting described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

We did not maintain effective controls over the preparation and review of the valuation allowance recorded for certain of our deferred tax assets. Specifically, the review of the valuation allowance did not consider all relevant facts and circumstances. This resulted in the restatement to the Company's financial statements as of and for the year ended December 31, 2012. Additionally, this control deficiency could result in misstatements of the aforementioned accounts that would result in a material misstatement of the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we have determined that this control deficiency constitutes a material weakness.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
The remediation efforts noted below represent changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Remediation
The remediation efforts outlined below are designed to address the aforementioned material weakness identified by management and to strengthen the Company’s internal control over financial reporting.
In response to the identification of the material weakness, in the fourth quarter of 2013, management has taken actions to remediate its internal controls over the preparation and review of the calculation of valuation allowances recorded for deferred tax assets. We implemented more robust reviews over the determination of valuation allowances recognized, including more formal comparisons between deferred tax assets and all sources of future taxable income. In addition, the Company has added resources that will enable management review and oversight for those valuation allowances that involve a higher degree of inherent complexity and judgment required on the part of management.
We believe the remediation measures outlined above will strengthen our internal control over financial reporting and remediate the material weakness identified. However, at December 31, 2013, these measures had not been in operation long enough to effectively measure their operating effectiveness and, therefore, we could not conclude that the identified material weakness had been fully remediated at December 31, 2013. The Company will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions as are deemed to be appropriate under the circumstances.
ITEM 9B - OTHER INFORMATION
None.

PART III
ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors, Executive Officers, Promoters and Control Persons
Set forth below are the names, ages and current positions of our executive officers and directors as of March 1, 2014.

Name	Age	Position
Craig O. Morrison	58	Director, Chairman, President and Chief Executive Officer
William H. Carter	60	Director, Executive Vice President and Chief Financial Officer
Scott M. Kleinman	41	Director
Robert V. Seminara	42	Director
David B. Sambur	33	Director
Geoffrey A. Manna	52	Director
Joseph P. Bevilaqua	58	Executive Vice President, President – Epoxy, Phenolic and Coating Resins Division
Dale N. Plante	56	Executive Vice President, President – Forest Products Division
Judith A. Sonnett	57	Executive Vice President – Human Resources
Nathan E. Fisher	48	Executive Vice President – Procurement
Anthony B. Greene	54	Executive Vice President – Business Development and Strategy
Douglas A. Johns	56	Executive Vice President and General Counsel
Karen E. Koster	51	Executive Vice President – Environmental, Health & Safety
George F. Knight	57	Senior Vice President – Finance and Treasurer
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
Scott M. Kleinman was elected a director on February 12, 2014. Mr. Kleinman is the Lead Partner for Private Equity at Apollo, where he has worked since February 1996. Prior to that time, Mr. Kleinman was employed by Smith Barney Inc. in its Investment Banking division. Mr. Kleinman is also a director of the following companies affiliated with Apollo: Momentive Performance Materials Inc., Momentive Performance Materials Holdings LLC, Verso Paper Corp., Verso Paper Inc., Verso Paper Holdings, LLC, Taminco Global Chemical Corporation and Tamico Acquisition Corp. Within the past five years, Mr. Kleinman was also a director of Noranda Aluminum Holding Corporation, Realogy Corporation and LyondellBasell Industries N.V. He is a member of the Compensation Committee of the Board of Directors. He is also a member of the Executive, Audit and Compensation Committees of the Board of Managers of Momentive Performance Materials Holdings LLC. In light of our ownership structure and Mr. Kleinman's position with Apollo and his extensive finance and business experience, we believe it is appropriate for Mr. Kleinman to serve as a director of the Company.
Robert V. Seminara was elected a director of the Company on August 12, 2004. Mr. Seminara is a Senior Partner at Apollo, where he has worked since January 2003. From June 1996 to January 2003, Mr. Seminara served as an officer in the private equity investment group at Evercore Partners LLC, where he held the title Managing Director. He is Chairman of the Audit Committee of the Board of Directors of the Company and of Momentive Performance Materials Holdings LLC’s Board of Managers. Mr. Seminara currently serves on the boards of directors of Berry Plastics Group Inc. and Norwegian Cruise Lines Corporation Ltd., both companies affiliated with Apollo. Mr. Seminara previously served on the board of directors of SkyLink Aviation. In light of our ownership structure and Mr. Seminara’s position with Apollo and his extensive financial and business experience, we believe it is appropriate for Mr. Seminara to serve as a director of the Company.

David B. Sambur was elected a director on October 1, 2010. He is a Partner at Apollo, where he has worked since 2004. He was a member of the Leveraged Finance Group of Salomon Smith Barney Inc. from 2002 to 2004. He is also a director of Momentive Performance Materials Inc., Momentive Performance Materials Holdings LLC, Verso Paper Corp., Verso Paper Inc., Verso Paper Holdings LLC, Caesars Entertainment Corporation, Caesars Acquisition Company and AP Gaming Holdco, Inc. (a parent of AGS Capital, LLC), all companies affiliated with Apollo. He serves on the Audit and Compensation Committees of the Board of Directors. He is also a member of the Audit and Compensation Committees of the Board of Managers of Momentive Performance Materials Holdings LLC. In light of our ownership structure and his extensive financial and business experience, we believe it is appropriate for Mr. Sambur to serve as a director of the Company.
Geoffrey A. Manna was elected a director on September 30, 2013. Since 2008, he has been an independent consultant principally focused on financial advisory and interim management engagements such as Chief Operating Officer and Chief Financial Officer oriented roles for companies ranging from small middle market to multi-billion market capitalization public companies across several industry sectors, including media, healthcare, building products and energy distribution & logistics. He served in management and operating roles in leveraged finance and investment banking from 1995 to 2008. From June 2006 to June 2008 he served as Managing Director for The Royal Bank of Scotland. From June 2004 to June 2006 he served as Managing Director for BNP Paribas. From July 1999 to June 2004 he served as Chief Operating Officer-Financial Sponsors Group and Director for Credit Suisse First Boston. From July 1995 to July 1999 he served as Vice President for Deutsche Bank and its predecessor companies Bankers Trust Company and BT Securities. Prior to that, from July 1991 to January 1994 he held the position of Director-Finance for US WEST Capital where he directed financial management and merger and acquisition projects. Before that, he was employed at KPMG for eight years as a Senior Manager and managed over 50 audit engagements and special projects for major public and private companies, including General Electric and GE Capital Corporation. Mr. Manna is a member of the Audit Committee of the Board of Directors of the Company. Mr. Manna’s extensive experience in finance and business qualifies him to serve on our Board of Directors.
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
Dale N. Plante was elected an Executive Vice President and appointed President of the Forest Products Division on September 1, 2008. In this role, Mr. Plante is responsible for the Company’s global forest products resins and formaldehyde businesses. Mr. Plante has held a number of assignments with increasing responsibility in his thirty years in the forest products sector with the Company and its predecessors. Prior to becoming President of the Forest Products division, in 2005 Mr. Plante relocated from Canada to Rotterdam to become the Managing Director of Forest Products and Formaldehyde - Europe. In 2007, Mr. Plante was promoted to Vice President and Managing Director of Forest Products and Formaldehyde - Europe. Prior to 2005, Mr. Plante was located in Canada working for the Company’s Canadian subsidiary and, from 2004-2005, was North American Sales Manager - Wood Fiber.
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
Karen E. Koster was elected Executive Vice President—Environmental, Health & Safety effective August 8, 2011. Ms. Koster also serves in that capacity for Momentive Performance Materials Inc. Prior to joining the Company, Ms. Koster held various environmental services and legal management roles at Cytec Industries where, from August 2002, she served as Vice President, Safety, Health and Environment.

George F. Knight was elected Senior Vice President - Finance and Treasurer on June 1, 2005, having served as Vice President, Finance and Treasurer since July 2002. Mr. Knight joined the Company in 1997 and served until 2009 as Director and then Vice President of Mergers and Acquisitions - Finance for Borden, Inc.. From 1999-2001 he served as Vice President of Finance for Borden Foods Corporation. He also serves as Senior Vice President Finance and Treasurer of Momentive Performance Materials Inc. and Momentive Performance Materials Holdings LLC, having been elected to those positions on October 1, 2010 and November 1, 2010, respectively.
Nominating Committee
As a controlled company, we have no Nominating Committee nor do we have written procedures by which security holders may recommend nominees to our Board of Directors.
Audit Committee Financial Expert
Since we are not a listed issuer, there are no requirements that we have an independent Audit Committee. Our Audit Committee consists of Messrs. Seminara, Sambur and Manna, each of whom qualifies as an audit committee financial expert, as such term is defined in Item 407(d)(5) of Regulation S-K.
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

ITEM 11 - EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS
In this Compensation Discussion and Analysis, we describe our process of determining the compensation and benefits provided to our “Named Executive Officers” in 2013. Our Named Executive Officers are: Craig O. Morrison, President and Chief Executive Officer (our “CEO”); William H. Carter, Executive Vice President and Chief Financial Officer (our “CFO”); Joseph P. Bevilaqua, Executive Vice President and President, Epoxy, Phenolic and Coating Resins Division; Dale N. Plante, Executive Vice President and President, Forest Products Division; and Judith A. Sonnett, Executive Vice President, Human Resources.
All of our Named Executive Officers are employed by the Company. Messrs. Morrison and Carter and Ms. Sonnett provide services to the Company and Momentive Performance Materials Inc. (“MPM”), which is another subsidiary of our parent company, Momentive Holdings, on a shared basis pursuant to the Shared Services Agreement between the Company and MPM, which is further described below. Messrs. Bevilaqua and Plante are employed by and provide services solely to the Company.
Shared Services Agreement
In connection with the closing of the Momentive Combination in 2010, we entered into the Shared Services Agreement with MPM. Under this agreement, MPM provides to us, and we provide to MPM, a range of services on a shared basis -- including the services of certain executives and employees. In 2013, the fully burdened costs of the shared executives and other employees were allocated 57% to us and 43% to MPM. However, if 100% of any cost is demonstrably attributable to or for the benefit of either MPM or us, the entire amount of such cost is allocated to the company realizing such benefit. Fully burdened costs for shared employees include salary, bonus, cash grants under annual incentive compensation plans, costs under health care, life insurance, pension, retirement, deferred compensation and severance plans and associated overhead. The costs are calculated in accordance with accounting policies and procedures approved, from time to time, by the parties.
Oversight of the Executive Compensation Program
Generally, the Compensation Committee of the Board of Directors of MSC (the “MSC Committee”) is responsible for establishing the compensation and benefits of the executive officers employed by MSC. Similarly, the Compensation Committee of the Board of Directors of MPM (the “MPM Committee”) is responsible for establishing the compensation and benefits of the executive officers employed by MPM. In 2013, the MSC Committee and the MPM Committee were comprised of the same individuals, and the committees followed similar compensation philosophies and objectives. References to the “Committee” mean the MSC Committee and/or the MPM Committee, as appropriate.
The Committee sets the principles and strategies that guide the design of our executive compensation program. The Committee annually evaluates the performance and compensation levels of the Named Executive Officers. This annual compensation review process includes an evaluation of key objectives and measurable contributions to ensure that incentives are not only aligned with the Company's strategic goals, but also enable us to attract and retain a highly qualified and effective management team. Based on this evaluation, the Committee approves each executive officer's compensation level, including base salary, annual incentive opportunities and long-term incentive opportunities.
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

•
Align Incentives with Shareholders. Our executive compensation program is designed to focus our Named Executive Officers on our key strategic, financial and operational goals that will translate into long-term value creation for our shareholders.

•
Balance Critical Short-Term Objectives and Long-Term Strategy. We believe that the compensation packages we provide to our Named Executive Officers should include a mix of short-term, cash-based incentive awards that encourage the achievement of annual goals, and long-term cash and equity elements that reward long-term value creation for the business.

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

2013 Executive Compensation Highlights

•
In recent years, the Company has focused on (i) motivating our Named Executive Officers to deliver improved performance and (ii) retaining key talent during difficult business cycles. To accomplish these objectives, the Committee designed a long-term compensation program that provides value to our Named Executive Officers and other key associates upon achievement of performance goals and continued service. This long-term compensation program was also designed to complement our equity award program.

•
In March 2013, the Momentive Holdings Committee approved grants of performance-based restricted deferred units of Momentive Holdings and options to purchase units of Momentive Holdings under the 2011 Equity Plan to a select group of Company leaders, including our Named Executive Officers.

•
Where legal and business considerations permitted, we delayed the effective date of our annual merit base salary increases to July 2013 for all salaried associates globally, including for our Named Executive Officers, because earnings missed expectations in 2012. The Committee typically reviews the base salaries of our Named Executive Officers in the first quarter of each year. In July 2013, the Committee determined that measured increases to our Named Executive Officers' base salaries were merited in light of their achievements of specific company, divisional and individual goals.

•
We generally continued our executive compensation program in other respects. For example, we adopted an annual cash incentive plan for 2013, which was designed to reward our Named Executive Officers for delivering increased value to the organization against annual financial goals and other critical business objectives.

•
Apollo, as the Company's controlling shareholder, and its representatives continue to be actively involved in making recommendations regarding the structure of our executive compensation program and the amounts payable to our Named Executive Officers. The Company is not currently required to hold a shareholder advisory “say-on-pay” vote.

Evaluating Company and Individual Performance
In determining 2013 compensation, the Committee considered the following accomplishments of our Named Executive Officers in 2012:

•
Mr. Morrison, our President and Chief Executive: The Committee considered Mr. Morrison's strong leadership of the business during challenging business conditions, his drive for continuous process improvement, his focus on environmental and safety goals and his strong process orientation. In addition, the Committee recognized the need for our CEO's base salary to be competitive with the general market.

•
Mr. Carter, our Executive Vice President and Chief Financial Officer: The Committee considered his leadership related to cash management and balance sheet restructuring in a challenging business environment. Additionally, the Committee recognized his impact on the substantial process improvements and cost reductions as a significant component of the implementation of the shared services organization.

•
Mr. Bevilaqua, our Executive Vice President and President - Epoxy, Phenolic & Coating Resins Division: The Committee considered Mr. Bevilaqua's accomplishments in 2012, including driving a greater than 4% increase in manufacturing productivity, delivering record environmental, health and safety results in his division and aggressively driving forward certain joint venture opportunities, including the successful execution of projects in China and Korea.

•
Mr. Plante, our Executive Vice President and President - Forest Products Division: The Committee recognized his delivery of record EBITDA results, the strong environmental, health and safety results in his division and his execution on key strategic projects.

•
Ms. Sonnett, our Executive Vice President, Human Resources: The Committee recognized her leadership in implementing core components of the global total rewards strategy, including a global compensation framework, harmonized U.S. medical and pension plans and an integrated employee performance management process.

Use of Compensation Data
In order to obtain a general understanding of current compensation practices when setting total compensation levels for our Named Executive Officers, the Committee considers broad-based competitive market data on total compensation packages provided to executive officers with similar responsibilities at comparable companies. Such companies include those within the chemical industry, as well as those with similar revenues and operational complexity outside the chemical industry. The Committee uses third-party salary surveys, including Hewitt Executive Compensation and Towers Watson Executive Compensation surveys.

Components of Our Executive Compensation Program
The principal components of our executive compensation program are as follows:

Type	Components
Annual Cash Compensation	Base Salary
Annual Incentive Awards
Discretionary Awards
Long-Term Incentives	Equity Awards
Long-Term Cash Awards
Benefits	Health, Welfare and Retirement Benefits
Other	International Assignment Compensation
Change-in-Control and Severance Benefits
The following section describes each of these components in further detail.
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
The Committee reviews our Named Executive Officers' base salary levels (i) annually, in conjunction with the annual performance review conducted globally for non-bargained salaried employees, and (ii) in conjunction with new hires, promotions or significant changes in job responsibilities. In approving increases to base salaries, the Committee considers various factors, such as job performance, total target compensation, impact on value creation and the externally competitive marketplace. The Committee typically conducts its annual performance reviews of base salaries in the first quarter and determines whether any increases are merited based on the prior year's performance; however, the reviews for 2012 performance for many of our salaried non-bargained associates, including our Named Executive Officers, were deferred until July 2013 as a consequence of lower-than-expected earnings for the second half of 2012.
In July 2013, each of our Named Executive Officers received a merit increase in base salary in recognition of accomplishments in 2012 (described above under “Evaluating Company and Individual Performance”). Mr. Plante also received a 5% adjustment based on a comparison of his total cash compensation opportunity to executives in similar roles at peer companies in our industry. The merit increase for each Named Executive Officer is shown in the table below:

Name	2012 Base Salary	2013 Base Salary	2013 Increase
Mr. Morrison	$1,050,000	$1,102,500	5.00%
Mr. Carter	741,556	767,510	3.50%
Mr. Bevilaqua	572,000	594,880	4.00%
Mr. Plante	356,710	392,381	10.00%
Ms. Sonnett	416,000	434,720	4.50%
Annual Incentive Awards
Our annual incentive compensation plan is a short-term performance incentive designed to reward participants for delivering increased value to the organization against specific financial and other critical business objectives. Annual incentive compensation awards are targeted at a level that, when combined with base salaries and other components of our total rewards program, is intended to yield total annual compensation that is competitive in the external marketplace, while performance above the target is intended to yield total annual compensation above the market median.
The performance targets for the applicable components of the annual incentive compensation plan are identical for executives and other eligible, salaried employees. We strive to set annual incentive award targets that are achievable only through strong performance, believing this motivates our executives and other participants to deliver ongoing value creation, while allowing the Company to attract and retain highly talented senior executives. Annual incentive award targets are determined in connection with the development of an overall budget for Momentive Holdings and its subsidiaries. Performance measures may be based on a number of factors, such as our prior-year performance, current market trends, anticipated synergies, integration efforts around acquired assets or businesses, potential pricing actions, raw material projections, the realization of planned productivity initiatives, expansion plans, new product development, environmental, health and safety, and other strategic factors that could potentially impact operations.

The 2013 Annual Incentive Compensation Plan
In early 2013, the MSC Committee, MPM Committee and the Compensation Committee of the Board of Managers of Momentive Holdings (the “Momentive Holdings Committee”) approved the 2013 annual incentive compensation plan for employees of the Company, MPM and their subsidiaries, which we refer to as the “2013 ICP.” Under the 2013 ICP, our Named Executive Officers and other eligible participants had the opportunity to earn annual cash incentive compensation based upon the achievement of certain performance targets.
The performance targets under the 2013 ICP for our Named Executive Officers with corporate roles (Messrs. Morrison and Carter and Ms. Sonnett) were based 100% upon the results of our ultimate parent, Momentive Holdings, rather than on the results of the Company alone. This design recognizes the fact that most of our Named Executive Officers and many other Company associates have responsibilities for, or provide services to, both the Company and MPM under the Shared Services Agreement.
The performance targets under the 2013 ICP for our Named Executive Officers with operating division responsibilities (Messrs. Bevilaqua and Plante) were based primarily upon their respective division's results. We believe that our Division Presidents' incentive compensation must have a strong tie to his respective division's performance where he has the greatest impact and closest line of sight; therefore, 90% of each Division President’s performance targets were tied to his division's results.
The performance targets were established based on the following performance measures:

Performance Measure	Description	2013 Target
Segment EBITDA
Segment EBITDA (earnings before interest, taxes, depreciation and amortization, adjusted to exclude certain non-cash, certain other income and expenses and discontinued operations) was used as the primary profitability measure for determining the level of financial performance for management and executive annual incentive compensation purposes.
Segment EBITDA of Momentive Holdings in 2013 (“Momentive Segment EBITDA”) corresponds to the sum of our Segment EBITDA as defined herein, “MSC Segment EBITDA”,and “MPM Segment EBITDA”, as defined in the MPM Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 MPM Annual Report”), less certain Momentive Holdings expenses.” See Item 7 of Part II of this Annual Report on Form 10-K for a reconciliation of MSC Segment EBITDA to Net Income (loss); see Item 7 of Part II of the 2013 MPM Annual Report for a reconciliation of MPM Segment EBITDA to Net Income (loss).

The Momentive Segment EBITDA target for 2013 was set based upon factors impacting Momentive Holdings' operating subsidiaries, including, but not limited to, competitive business dynamics in the markets, raw material trends, anticipated business unit growth, anticipated cost synergies and business unit budget projections. For the 2013 ICP, the targeted Momentive Segment EBITDA was $770 million.

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

The cash flow targets were established as a result of budget projections. For the 2013 ICP, the targeted cash flow for Momentive Holdings was a net usage of cash equal to $255 million.
Environmental Health & Safety (EH&S)
As a chemical manufacturer, our operations involve the use of hazardous materials, and are subject to extensive environmental regulation. As a result, EH&S is a core value and a critical focus for all associates.

For the 2013 ICP, we established occupational illness and injury rate (“OIIR”) and environmental reportable incidences (“ERI”) goals as our EH&S targets, and set goals for Momentive Holdings and the Company’s two divisions. OIIR is measured based on the number of reportable injuries or incidents per 200,000 work hours. The 2013 goal for Momentive Holdings represents approximately a 5% improvement from prior year actual statistics. The 2013 goal for ERI is intended to continue to drive focus and improvement in our ongoing commitment to the communities in which we operate. The 2013 goal for Momentive Holdings represents an approximate 5 - 10% improvement from the end of the prior year.

Each of the 2013 performance targets was measured independently such that a payout of one element was not dependent upon the achievement of the others. This was intended to keep associates focused on driving continuous improvement in EH&S and cash flow, in addition to EBITDA.

Awards under the 2013 ICP were calculated as follows: Each participant was designated a target award under the 2013 ICP based on a percentage of his or her base salary, which varies per participant based on the scope of the participant’s responsibilities and externally competitive benchmarks. For 2013, the target bonus percentage for our Named Executive Officers remained consistent with the prior year, except that Mr. Plante’s target bonus percentage was increased from 70% to 80% based on a review of the scope of his role and a comparison of his total cash compensation opportunity to executives in similar roles at peer companies in our industry. Payout of the target award is based on the achievement of the performance targets described above, subject to a sliding scale and the relative weightings of the performance targets noted in the table below. Depending upon alignment, (i) achievement of Segment EBITDA ranging from 88% of target to 95% of target would be necessary in order for a participant to earn the minimum 30% of the allocated target award for the EBITDA component, and (ii) achievement of Segment EBITDA ranging from 110% of target to 128% of target would be necessary in order for a participant to earn the maximum 200% of his or her target award for the Segment EBITDA target. The payment range for achieving the performance targets for EH&S was 100% (target) and 200% (maximum) of the allocated target award for each EH&S component. The payment range for achieving the performance target for Cash Flow was 50% (minimum), 100% (target) and 200% (maximum) of the allocated target award for the Cash Flow component. These achievement and payout metrics are similar to those in prior year plan designs, which the Committee has found effective in accomplishing the purpose of the plan.

The following table summarizes the target awards, performance measures, weightings, achievements and payouts for the 2013 ICP awards granted to our Named Executive Officers. The 2013 ICP awards will be paid in April 2014 and the amounts are reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table shown on page 117.

Name	Incentive Target (% of Base Salary)	Target Award ($)	Performance Criteria / Weighting %	Performance Achieved (%)	Actual 2013 ICP Payout ($)
C. Morrison	100%	1,102,500	Momentive Segment EBITDA / 60%	0%	—
			EH&S Goal / 10%	100%	110,250
			Momentive Cash Flow / 30%	0%	—
W. Carter	80%	614,008	Momentive Segment EBITDA / 60%	0%	—
			EH&S Goal / 10%	100%	61,401
			Momentive Cash Flow / 30%	0%	—
J. Bevilaqua	80%	475,904	Momentive Segment EBITDA / 10%	0%	—
			Division Segment EBITDA / 50%	0%	—
			Division EH&S Goal / 10%	100%	47,590
			Division Cash Flow / 30%	0%	—
D. Plante	80%	313,904	Momentive Segment EBITDA / 10%	0%	—
			Division Segment EBITDA / 50%	126%	197,446
			Division EH&S Goals / 10%	100%	31,390
			Division Cash Flow / 30%	200%	188,343
J. Sonnett	70%	304,304	Momentive Segment EBITDA / 60%	0%	—
			EH&S Goal / 10%	100%	30,430
			Momentive Cash Flow / 30%	0%	—
Discretionary Awards
The CEO periodically uses discretionary awards to reward exemplary efforts. Often, such efforts are required by atypical business conditions or are related to special projects impacting long-term business results. Discretionary awards are also used for retention purposes or in connection with a new hiring or promotion. Any discretionary award to an executive officer must be approved by the Committee. No discretionary awards were made to our Named Executive Officers for services performed in 2013.
2. Long-Term Incentive Awards
Equity Awards
The Committee believes that equity awards play an important role in creating incentives to maximize Company performance, motivating and rewarding long-term value creation, and further aligning the interests of our executive officers with those of our shareholders. Our Named Executive Officers, as well as other members of the leadership team and other eligible associates, participate in equity plans sponsored by Momentive Holdings, MSC Holdings or MPM Holdings. Awards under these plans are factored into the executive compensation program established by the Committee.
Our long-term strategy includes the use of periodic grants, rather than on-going annual grants of equity. We believe that periodic grants provide an incentive toward a long-term projected value. Our equity awards contain time, performance and service vesting requirements. Awards that are conditioned on time and service vesting requirements function as a retention incentive, while awards that are conditioned on performance and service vesting requirements are linked to the attainment of specific long-term objectives.
The type of equity awards we have historically used are (i) options to purchase common units and (ii) restricted deferred units. Prior to the Momentive Combination, our Named Executive Officers received awards under the following plans administered by MSC Holdings or MSC: the 2004 Stock Incentive Plan (the “2004 Stock Plan”), the 2004 Deferred Compensation Plan (the “2004 DC Plan”), and the 2007 Long-Term Incentive Plan (the “2007 Long-Term Plan”). At the time of the Momentive Combination, all outstanding equity awards that covered common units of MSC Holdings and shares of MPM Holdings were converted to cover units of Momentive Holdings. In February 2011, the Momentive Holdings Committee approved and granted awards under a new long-term equity incentive plan for key leaders and directors of the Company and MPM (the “2011 Equity Plan”). Each of these equity plans are described in the “Narrative to Outstanding Equity Awards Table” and/or the “Narrative to the Nonqualified Deferred Compensation Table,” below.
2013 Equity Grants
In March 2013, the Momentive Holdings Committee approved grants of performance-based restricted deferred units of Momentive Holdings and options to purchase units of Momentive Holdings under the 2011 Equity Plan to a select group of Company leaders, including our Named Executive Officers. The amount of the award for each Named Executive Officer was customized based upon the current value of such Named Executive Officer’s existing equity holdings, the target amount of his or her 2012 LTIP award (defined below) and Momentive Holdings’ 2013-2016 business plan. The choice to provide a long-term incentive in the form of equity in 2013 was based on consideration of the overall mix of long-term cash and equity incentives.
The 2013 grants to Named Executive Officers are subject to time-based or performance-based vesting requirements. The time-based awards require continued service, while the performance-based awards vest upon both the achievement of certain unit prices following certain corporate transactions involving Momentive Holdings and continued service, which we believe encourages the attainment of specific long-term financial objectives. The material terms of the grants made to our Named Executive Officers in 2013 are further described in the Narrative to the Grants of Plan-Based Awards Table.
Long-Term Cash Awards
The Committee may, from time to time, approve long-term cash awards or plans for our key associates, including our Named Executive Officers. These awards are designed to pay over extended performance periods subject to the achievement of specified, measurable performance goals, and are further conditioned upon continued employment. As such, these awards are useful in providing a defined value for achievement of our financial targets, as well as leadership stability. In addition, long-term cash awards help complement equity awards which are not yet liquid.
Our Named Executive Officers currently participate in the Momentive Holdings LLC 2012 Long-Term Cash Incentive Plan (the “2012 LTIP”). Awards under the 2012 LTIP are based on a percentage of base salary and are subject to time and service requirements, as well as the achievement of key performance objectives supporting the long-term health of the business. Under the 2012 LTIP, 50% of a grantee’s target award will be paid in April 2015 if the grantee is still actively employed at that time, or upon a Complete Change in Control (as defined in the 2011 Equity Plan) prior to April 1, 2015. Payment of the remaining 50% of the target award, which is payable in 25% increments, is conditioned upon the achievement by Momentive Holdings of certain annual EBITDA targets as well as continued employment through the applicable payment date. These amounts will be paid, if earned, no earlier than the first quarter of 2016. The measurement period for the achievement of the annual EBITDA targets begins January 1, 2013 and runs through fiscal year-end 2020. As of December 31, 2013, the EBITDA targets had not yet been achieved. The 2012 LTIP will terminate if the EBITDA targets have not been achieved by fiscal year-end 2020. No new long-term cash awards or plans were adopted in 2013.
3. Benefits
The Company provides a comprehensive group of benefits to eligible associates, including our Named Executive Officers. These include health and welfare benefits as well as retirement benefits. Our benefit programs are designed to provide market competitive benefits for associates and their covered dependents.
Each of our Named Executive Officers participates in qualified defined benefit and defined contribution retirement plans on substantially the same terms as other participating employees. In addition, because individuals are subject to U.S. tax limitations on contributions to qualified retirement plans, the Company provides non-qualified retirement plans intended to provide these associates, including our Named Executive Officers, with an incremental benefit on eligible earnings above the U.S. tax limits for qualified plans. Our Named Executive Officers are eligible to participate in the non-qualified plans on the same basis as our other highly compensated salaried associates.
Our savings plan, a defined contribution plan (the “401(k) Plan”), covers our U.S. employees. This plan allows eligible employees to make pre-tax contributions from 1% to 15% of eligible earnings for highly-compensated employees and 25% for all other employees up to the federal limits for qualified plans. Those employees are also eligible to receive matching contributions from the Company equal to 100% on contributions of up to 5% of eligible earnings. In addition, the Company makes an annual retirement contribution ranging from 3% to 7% of eligible compensation depending on years of benefit service, to eligible associates actively employed on the last day of the year. An additional company contribution may be made if we achieve specified annual financial goals established at the beginning of each plan year. MPM also maintains a defined contribution plan (the “MPM 401(k) Plan”), which provides substantially the same benefits to its U.S. salaried exempt employees.
There were no significant changes to the Company's benefit plans in 2013 that would impact our Named Executive Officers. There is a description of these plans in the Narrative to the Pension Benefits Table and Narrative to the Nonqualified Deferred Compensation Table below.

4. Other
International Assignment Compensation
The Company may provide certain additional benefits to an executive officer if he or she is on an international assignment. These benefits are externally competitive and a means to compensate the executive officer for financial expenses that would not exist if the executive remained in his or her home country. For example, the Company may provide a disturbance allowance, family travel and housing allowances, tax equalization payments, and reimbursements or payments for relocation to the executive officer's home country. We believe that, as a growing global company, it is necessary to offer this compensation to encourage key employees and executives to temporarily relocate for strategic business reasons. Although none of our Named Executive Officers received international assignment compensation in fiscal year 2013, we have provided such compensation to Named Executive Officers in the past and may do so in the future.
Change-in-Control and Severance Benefits
Our Named Executive Officers are generally entitled to change-in-control and severance protections. We believe that appropriate change-in-control and severance protections accomplish two objectives. First, they create an environment where key executives are able to take actions in the best interest of the Company without incurring undue personal risk. Second, they foster management stability during periods of potential uncertainty. We are also cognizant that excessive pay in the way of change-in-control and severance protection would not be in the best interest of the Company because such pay may encourage undue risk-taking. In an attempt to balance the delicate equation, the Committee has determined to provide these benefits very selectively. The change-in-control and severance benefits payable to our Named Executive Officers are discussed in the Narrative to the Summary Compensation Table and in the discussion on Potential Payments Upon Termination of Employment, below.
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

Scott M. Kleinman (Chairman)
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

Summary Compensation Table - Fiscal 2013
The following table provides information about the compensation of our Chief Executive Officer, Chief Financial Officer and our three next most highly compensated executive officers at December 31, 2013, whom we collectively refer to as our Named Executive Officers, for the years ended December 31, 2013, 2012 and 2011. The compensation for those Named Executive Officers who provide services to us and MPM on a shared basis is shown regardless of the source of compensation or the cost allocations of any compensation amounts under the Shared Services Agreement.
SUMMARY COMPENSATION TABLE - FISCAL 2013

Name and Principal Position(a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Options Awards ($) (f) (1)	Non-Equity Incentive Plan Compensation ($) (g) (2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h) (3)	All Other Compensation ($) (i) (4)	Total ($) (j)
Craig O. Morrison President and Chief Executive Officer	2013	1,075,240	—	805,245	350,304	110,250	—	98,677	2,439,716
	2012	1,024,039	—	—	72,364	280,035	69,981	56,563	1,502,982
	2011	986,538	—	911,687	1,311,610	106,000	23,721	119,818	3,459,374

William H. Carter Executive Vice President and Chief Financial Officer	2013	754,034	—	740,036	321,937	61,401	—	76,576	1,953,984
	2012	726,747	—	—	57,890	158,218	92,415	39,410	1,074,680
	2011	705,651	—	729,352	1,049,288	60,465	28,301	72,166	2,645,223

Joseph P. Bevilaqua Executive Vice President, President, Epoxy, Phenolic and Coating Resins Division	2013	583,000	—	430,512	187,285	47,590	—	55,163	1,303,550
	2012	560,577	—	—	24,120	80,080	29,440	44,831	739,048
	2011	550,000	—	575,934	828,577	333,432	9,679	1,305,614	3,603,236

Dale N. Plante Executive Vice President, President, Forest Products Division	2013	373,859	—	170,447	74,149	417,179	—	74,168	1,109,802
	2012	351,315	100,000	—	600	333,295	52,727	50,344	888,281
	2011	342,734	—	361,291	519,774	205,091	23,716	103,412	1,556,018

Judith S. Sonnett Executive Vice President, Human Resources	2013	425,000	—	379,916	165,274	30,430	—	59,062	1,059,682
	2012	407,692	—	—	720	66,568	31,800	31,712	538,492
	2011	400,000	—	721,636	1,038,192	25,440	11,283	46,650	2,243,201
_________________________________________

(1)
The amounts shown in column (f) for 2013 reflect the grant date fair value of stock-based awards granted under the 2011 Equity Plan as computed in accordance with ASC Topic 718. The grant date fair value of restricted deferred units of Momentive Holdings with performance conditions assume the probable outcome of such performance conditions. For discussion of the assumptions used in computing the fair value of stock-based awards, refer to footnote 14 to the audited financial statements included in Item II of this report. The terms of the awards granted under the 2011 Equity Plan and related performance conditions are described in the Narrative to the Grants of Plan Based Awards Table below.

(2)
The amounts shown in column (g) for 2013 reflect the amounts earned under the 2013 ICP, our annual incentive compensation plan, based on performance achieved for 2013. The material terms of the 2013 ICP are described in the Compensation Discussion & Analysis above. The 2013 ICP awards will be paid in April 2014.

(3)
The amounts shown in column (h) reflect no actuarial increase in the present value of benefits under the MSC U.S. Pension Plan and MSC Supplemental Plan for Messrs. Morrison, Carter, Bevilaqua, Plante and Ms. Sonnett. For Mr. Plante, the amount also reflects no actuarial increase in the present value for benefits under the MSC Canada Employees' Retirement Income Plan. In 2013, there was a decrease in the actuarial present value of benefits under the MSC U.S. Pension Plan and MSC Supplemental Plan for all Named Executive Officers and the MSC Canada Employees' Retirement Income Plan for Mr. Plante due to an increase in the discount rate assumptions used to calculate the actuarial value of benefits under those plans. The amount of the decrease for Mr. Morrison was $18,177 for the MSC U.S. Pension Plan and $73,174 for the MSC Supplemental Plan. The amount of the decrease for Mr. Carter was $31,938 for the MSC U.S. Pension Plan and $86,986 for the MSC Supplemental Plan. The amount of the decrease for Mr. Bevilaqua was $16,842 for the MSC U.S. Pension Plan and $21,422 for the MSC Supplemental Plan. The amount of the decrease for Mr. Plante was $1,075 for the MSC U.S. Pension Plan, $1,318 for the MSC Supplemental Plan and $10,258 for the MSC Canada Employees' Retirement Income Plan. The amount of the decrease for Ms. Sonnett was $25,551 for the MSC U.S. Pension Plan and $15,077 for the MSC Supplemental Plan. See the Pension Benefits Table below for additional information regarding our pension calculations, including the assumptions used for these calculations. There were no above-market earnings on nonqualified deferred compensation plans for our Named Executive Officers for 2013.

(4)
The amount shown for 2013 in column (i) for Mr. Morrison includes an accrued future contribution of $55,014 to the MSC Supplemental Executive Retirement Plan (“SERP”) and an accrued future annual retirement contribution to his 401(k) Plan account of $10,200. In addition, the amount includes perquisite payments made by the Company to Mr. Morrison totaling $19,594 which relate to taxes owed by Mr. Morrison but paid by the Company. For Mr. Carter, the amount shown for 2013 in column (i) includes an accrued future contribution of $32,863 to the MSC SERP and an accrued future annual retirement contribution to his 401(k) Plan account of $12,750. In addition, the amount includes perquisite payments made by the Company to Mr. Carter totaling $15,863 which relate to taxes owed by Mr. Carter but paid by the Company. For Mr. Bevilaqua the amount shown for 2013 in column (i) includes an accrued future contribution of $20,404 to the MSC SERP and an accrued future annual retirement contribution to his 401(k) Plan account of $10,200. In addition, the amount includes perquisite payments made by the Company to Mr. Bevilaqua totaling $11,523 which includes $10,858 of taxes owed by Mr. Bevilaqua but paid by the Company. For Mr. Plante, the amount shown for 2013 in column (i) includes $12,750 of company matching contributions to his 401(k) Plan account, an accrued future contribution of $27,708 to the MSC SERP and an accrued future annual retirement contribution to his 401(k) Plan account of $17,850. In addition, the amount includes perquisite payments made by the Company to Mr. Plante totaling $12,765 which includes $7,765 of taxes owed by Mr. Plante but paid by the Company and $5,000 related to payments for travel benefits for family members. For Ms. Sonnett the amount shown for 2013 in column (i) includes $12,750 of company matching contributions to her 401(k) Plan account, an accrued future contribution of $11,828 to the MSC SERP and an accrued future annual retirement contribution to her 401(k) Plan account of $12,750. In addition, the amount includes perquisite payments made by the Company to Ms. Sonnett totaling $15,552 which includes $15,510 of taxes owed by Ms. Sonnett but paid by the Company.

Grants of Plan-Based Awards - Fiscal 2013
The following table presents information about grants of awards during the year ended December 31, 2013 under our 2013 ICP and 2011 Equity Plan.

Name (a)	Grant Date (b)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Pay-outs Under Equity Incentive Plan Awards	All Other Stock Awards: Number of Shares of Stock or Units(#) (i)	All Other Option Awards: Number of Securities Under-lying Options (#) (j)	Exercise or Base Price of Option Awards ($/Sh)(k)	Grant Date Fair Value of Stock and Option Awards ($) (l)
		Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Target (#) (g)
Craig O. Morrison
2013 ICP	—	55,125	1,102,500	2,205,000	—	—	—	—	—
2011 Equity Plan:
Unit Options	3/8/2013	—	—	—	—	—	778,454	1.42	350,304
RDUs	3/8/2013	—	—	—	614,691	—	—	—	805,245
William H. Carter
2013 ICP	—	30,700	614,008	1,228,017	—	—	—	—	—
2011 Equity Plan:
Unit Options	3/8/2013	—	—	—	—	—	715,415	1.42	321,937
RDUs	3/8/2013	—	—	—	564,913	—	—	—	740,036
Joseph P. Bevilaqua
2013 ICP	—	23,795	475,904	951,808	—	—	—	—	—
2011 Equity Plan:
Unit Options	3/8/2013	—	—	—	—	—	416,189	1.42	187,285
RDUs	3/8/2013	—	—	—	328,635	—	—	—	430,512
Dale N. Plante
2013 ICP	—	15,695	313,904	627,809	—	—	—	—	—
2011 Equity Plan:
Unit Options	3/8/2013	—	—	—	—	—	164,776	1.42	74,149
RDUs	3/8/2013	—	—	—	130,112	—	—	—	170,447
Judith A. Sonnett
2013 ICP	—	15,215	304,304	608,608	—	—	—	—	—
2011 Equity Plan:
Unit Options	3/8/2013	—	—	—	—	—	367,276	1.42	165,274
RDUs	3/8/2013	—	—	—	290,012	—	—	—	379,916

Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table
Employment Agreements
The Company has employment agreements or employment letters with each of our Named Executive Officers, which provide for their terms of compensation and benefits, severance, and certain restrictive covenants. Further details regarding the severance and restrictive covenant provisions are described below under “Potential Payments upon a Termination or Change in Control.”
In light of Mr. Plante's relocation from Canada, Mr. Plante's agreement also provided that the Company pay him (i) a lump sum payment of $7,000 per year through December 2013 for his immediate family members to travel between Canada and the U.S, as well as (ii) reimbursements for any travel costs for Mr. Plante and his spouse for bereavement leave related to immediate family members. The Company also agreed to pay Mr. Plante an additional 2% annual Company matching contribution on earnings up to the IRS prescribed limit on qualified plans to Mr. Plante's account in the new SERP, for the period January 1, 2009 through May 1, 2009 and May 1, 2010 forward. This additional discretionary contribution is intended to compensate Mr. Plante for the reduced Company matching contribution percentage in the 401(k) Plan compared to the Canadian plan, in which he previously participated.
2013 Annual Incentive Compensation Plan (2013 ICP)
Information on the 2013 ICP targets, performance components, weightings, and payouts for each of our Named Executive Officers can be found in the Compensation Discussion and Analysis section of this Report.
Unit Options and Restricted Deferred Units Granted under the 2011 Equity Plan
On March 8, 2013, our Named Executive Officers received awards of performance-based restricted deferred units (“RDUs”) of Momentive Holdings and options to purchase units of Momentive Holdings under the 2011 Equity Plan. Such awards are shown in the table above. The RDUs are non-voting units of measurement which are deemed for bookkeeping purposes to be equivalent to one common unit of Momentive Holdings.
The unit options vest and become exercisable in four equal annual installments on December 31 of each year from 2013 to 2016. However, in the event of certain change-in-control transactions, the remaining unvested unit options vest six months following the date of such a transaction.
The RDUs vest on the earlier to occur of (i) one year from the date that the common unit value is at least $3.50 following certain corporate transactions and (ii) the six-month anniversary of the date that the common unit value is at least $3.50 following certain change-in-control transactions.
The vesting terms of the unit options and RDUs described above are each conditioned on the Named Executive Officer’s continued employment through the vesting dates specified above, subject to certain exceptions. With respect to any RDUs that vest as a result of a corporate or change-in-control transaction, such RDUs will be delivered promptly following the vesting date, or a cash payment will be delivered in settlement thereof, depending on the type of transaction. The unit options and RDUs contain restrictions on transferability and other customary terms and conditions.
Outstanding Equity Awards at Fiscal 2013 Year-End
The following table presents information about outstanding and unexercised options and outstanding and unvested stock awards held by our Named Executive Officers at December 31, 2013. The securities underlying the awards are common units of Momentive Holdings and were granted under the 2004 Stock Plan, 2007 Long-Term Plan and the 2011 Equity Plan. See the Narrative to the Outstanding Equity Awards Table below for a discussion of these plans and the vesting conditions applicable to the awards.

OUTSTANDING EQUITY AWARDS TABLE - 2013 FISCAL YEAR-END

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexer-cised Options (#) Unexercis-able (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exer- cise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j) (1)
Craig O. Morrison
2004 Stock Plan:
Tranche A Options	301,514	—	—	6.22	12/31/2017	—	—	—	—
Tranche B Options	301,514	—	—	6.22	12/31/2017	—	—	—	—
2011 Equity Plan:
2011 Grant:
Tranche A Options [2]	217,875	72,626	—	4.85	2/23/2021	—	—	—	—
Tranche B Options [3]	—	—	145,250	4.85	2/23/2021	—	—	—	—
Tranche C Options [4]	—	—	145,250	4.85	2/23/2021	—	—	—	—
Tranche A RDUs [5]	—	—	—	—	—	24,208	29,292	—	—
Tranche B RDUs [3]	—	—	—	—	—	—	—	48,417	58,585
Tranche C RDUs [4]	—	—	—	—	—	—	—	48,417	58,585
2013 Grant:
Unit Options [6]	194,613	583,841	—	1.42	3/8/2023	—	—	—	—
RDUs [7]	—	—	—	—	—	—	—	614,691	743,776
William H. Carter
2004 Stock Plan:
Tranche A Options	241,211	—	—	6.22	12/31/2017	—	—	—	—
Tranche B Options	241,211	—	—	6.22	12/31/2017	—	—	—	—
2011 Equity Plan:
2011 Grant:
Tranche A Options [2]	174,300	58,101	—	4.85	2/23/2021	—	—	—	—
Tranche B Options [3]	—	—	116,200	4.85	2/23/2021	—	—	—	—
Tranche C Options [4]	—	—	116,200	4.85	2/23/2021	—	—	—	—
Tranche A RDUs [5]	—	—	—	—	—	19,367	23,434	—	—
Tranche B RDUs [3]	—	—	—	—	—	—	—	38,733	46,867
Tranche C RDUs [4]	—	—	—	—	—	—	—	38,733	46,867
2013 Grant:
Unit Options [6]	178,853	536,562	—	1.42	3/8/2023	—	—	—	—
RDUs [7]	—	—	—	—	—	—	—	564,913	683,545
Joseph P. Bevilaqua
2004 Stock Plan:
Tranche A Options	100,504	—	—	6.22	12/31/2017	—	—	—	—
Tranche B Options	100,504	—	—	6.22	12/31/2017	—	—	—	—
2011 Equity Plan:
2011 Grant:
Tranche A Options [2]	137,637	45,880	—	4.85	2/23/2021	—	—	—	—
Tranche B Options [3]	—	—	91,758	4.85	2/23/2021	—	—	—	—
Tranche C Options [4]	—	—	91,758	4.85	2/23/2021	—	—	—	—
Tranche A RDUs [5]	—	—	—	—	—	15,293	18,505	—	—
Tranche B RDUs [3]	—	—	—	—	—	—	—	30,586	37,009
Tranche C RDUs [4]	—	—	—	—	—	—	—	30,586	37,009
2013 Grant:
Unit Options [6]	104,047	312,142	—	1.42	3/8/2023	—	—	—	—
RDUs [7]	—	—	—	—	—	—	—	328,635	397,648

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexer-cised Options (#) Unexercis-able (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exer- cise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j) (1)
Dale N. Plante
2007 Long-Term Plan Options [8]	—	—	15,000	10.81	12/31/2017	—	—	—	—
2011 Equity Plan:
2011 Grant:
Tranche A Options [2]	86,340	28,781	—	4.85	2/23/2021	—	—	—	—
Tranche B Options [3]	—	—	57,561	4.85	2/23/2021	—	—	—	—
Tranche C Options [4]	—	—	57,561	4.85	2/23/2021	—	—	—	—
Tranche A RDUs [5]	—	—	—	—	—	9,593	11,608	—	—
Tranche B RDUs [3]	—	—	—	—	—	—	—	19,187	23,216
Tranche C RDUs [4]	—	—	—	—	—	—	—	19,187	23,216
2013 Grant:
Unit Options [6]	41,194	123,582	—	1.42	3/8/2023	—	—	—	—
RDUs [7]	—	—	—	—	—	—	—	130,112	157,436
Judith A. Sonnett
2007 Long-Term Plan Options [8]	—	—	18,000	10.81	12/31/2017	—	—	—	—
2011 Equity Plan:
2011 Grant:
Tranche A Options [2]	172,458	57,486	—	4.85	2/23/2021	—	—	—	—
Tranche B Options [3]	—	—	114,971	4.85	2/23/2021	—	—	—	—
Tranche C Options [4]	—	—	114,971	4.85	2/23/2021	—	—	—	—
Tranche A RDUs [5]	—	—	—	—	—	19,161	23,185	—	—
Tranche B RDUs [3]	—	—	—	—	—	—	—	38,324	46,372
Tranche C RDUs [4]	—	—	—	—	—	—	—	38,324	46,372
2013 Grant:
Unit Options [6]	91,819	275,457	—	1.42	3/8/2023	—	—	—	—
RDUs [7]	—	—	—	—	—	—	—	290,012	350,915
 _________________________________________

(1)
Because equity interests in our ultimate parent, Momentive Holdings, are not publicly traded, there is no closing market price at the completion of the fiscal year. The market values shown in columns (h) and (j) are based on the value of a unit of Momentive Holdings as of December 31, 2013, as determined by Momentive Holdings’ Board of Managers for management equity transaction purposes. In light of differences between the companies, including differences in capitalization, a value of a unit in Momentive Holdings does not necessarily equal the value of a share of the Company's common stock.

(2)
This award vests in four equal annual installments on each December 31, beginning in 2011. The amount shown in column (b) is the vested amount at December 31, 2013. The amount shown in column (c) will vest ratably on December 31, 2014, subject to accelerated vesting six months following certain change-in-control transactions.

(3)
This award vests on the earlier to occur of (i) the two-year anniversary of the date that the common unit value is at least $10 following certain corporate transactions and (ii) six months following the date that the common unit value is at least $10 following certain change-in-control transactions.

(4)
This award vests on the earlier to occur of (i) the one-year anniversary of the date that the common unit value is at least $15 following certain corporate transactions and (ii) six months following the date that the common unit value is at least $15 following certain change-in-control transactions.

(5)
This award vests in four equal annual installments on each December 31 of 2011 through 2014. Vested RDUs are shown in the Non-qualified Deferred Compensation Table because delivery is deferred until no later than 60 days after January 1, 2015, pursuant to the terms of the award agreement. The amount shown in column (g) will vest ratably on December 31, 2014, subject to accelerated vesting six months following certain change-in-control transactions.

(6)
This award vests in four equal annual installments on each December 31 of 2013 through 2016. The amount shown in column (b) is the vested amount at December 31, 2013. The amount shown in column (c) will vest ratably on December 31, 2014, December 31, 2015 and December 31, 2016, subject to accelerated vesting six months following certain change-in-control transactions.

(7)
This award vests on the earlier to occur of (i) the one-year anniversary of the date that the common unit value is at least $3.50 following certain corporate transactions and (ii) six months following the date that the common unit value is at least $3.50 following certain change-in-control transactions.

(8)	This award vests in percentages, depending upon the internal rate of return realized by Apollo on its original investment in MSC Holdings following the occurrence of certain corporate transactions.
Narrative to Outstanding Equity Awards Table
2011 Equity Plan
2013 Grant
In March 2013, each of our Named Executive Officers was granted restricted deferred units and unit options under the 2011 Equity Plan, a portion of which vested on December 31, 2013. For a description of these grants and the terms of the plan, see the Grants of Plan Based Awards - Fiscal 2013 Table and Narrative above.
2011 Grant
On February 23, 2011, our Named Executive Officers received awards of restricted deferred units (RDUs) and unit options in Momentive Holdings under the 2011 Equity Plan. Such awards are shown in the table above. The RDUs are non-voting units of measurement that are deemed for bookkeeping purposes to be equivalent to one common unit of Momentive Holdings. Of the RDUs and options granted in 2011, approximately 50% are “Tranche A RDUs” and options with time-based vesting (subject to acceleration in the event of certain change-in-control transactions) and approximately 50% are “Tranche B and C RDUs” and options with performance-based vesting.
For our Named Executive Officers, the Tranche A RDUs and options vest and become exercisable in four equal annual installments on December 31 of each year from 2011 to 2014. However, in the event of certain change-in-control transactions, the remaining unvested Tranche A RDUs and options vest six months following the date of such transaction. The Tranche A RDUs that vested on December 31, 2011 and December 31, 2012 were delivered on February 28, 2013. With respect to the Tranche A RDUs that vested on December 31, 2013 and will vest on December 31, 2014, such units will be delivered within 60 days of January 1, 2015.
With respect to the performance-vesting RDUs and options, 50% are designated Tranche B and 50% are designated Tranche C. The Tranche B RDUs and options vest on the earlier to occur of (i) the two-year anniversary of the date that the common unit value is at least $10 following certain corporate transactions and (ii) six months following the date that the common unit value is at least $10 following certain change-in-control transactions. The Tranche C RDUs and options vest on the earlier to occur of (i) the one-year anniversary of the date that the common unit value is at least $15 following certain corporate transactions and (ii) six months following the date that the common unit value is at least $15 following certain change-in-control transactions. The vesting terms of the RDUs and options described above in each case are conditioned on the executive's continued employment through the vesting dates mentioned above, subject to certain exceptions. With respect to any RDUs that vest as a result of a corporate or change-in-control transaction, such RDUs will be delivered promptly following the vesting date, or a cash payment will be delivered in settlement thereof, depending on the type of transaction. The RDUs and unit options contain restrictions on transferability and other customary terms and conditions. For information on the vested awards, see the Narrative to the Nonqualified Deferred Compensation Table.
MSC 2007 Long-Term Plan
The outstanding options held by Mr. Plante and Ms. Sonnett under the 2007 Long-Term Plan originally covered the equity securities of Hexion LLC and were subsequently converted into awards covering equity securities of Momentive Holdings, pursuant to the terms of the Combination Agreement. The option awards vest only if Apollo realizes certain internal rates of return on its original investment in MSC Holdings following the occurrence of certain corporate transactions.
2004 Stock Incentive Plan
Messrs. Morrison, Carter and Bevilaqua were granted options under the 2004 Stock Incentive Plan (the “2004 Stock Plan”), which previously covered the equity securities of Hexion LLC, now known as MSC Holdings. These options were subsequently converted into options to purchase common units of Momentive Holdings, pursuant to the terms of the Combination Agreement. The “Tranche A” options under the 2004 Stock Plan reported in the table above vested over five years and were fully vested as of December 31, 2011. The “Tranche B” options under the 2004 Stock Plan reported in the table vested as of August 12, 2012, the eighth anniversary of the grant date.
In addition to the RDUs and options shown above, Messrs. Morrison, Carter, and Bevilaqua have deferred compensation held in the form of fully-vested deferred stock units in Momentive Holdings: Mr. Morrison holds 241,211 of such units; Mr. Carter holds 192,969 of such units; and Mr. Bevilaqua holds 80,403 of such units. These deferred stock units will be distributed upon termination of employment or retirement, and are shown in the Nonqualified Deferred Compensation Table. For information on the deferred stock units, see the Narrative to the Nonqualified Deferred Compensation Table.

Option Exercises and Stock Vested – Fiscal 2013
The following table presents information on vesting of certain awards of common units of Momentive Holdings during the year ended December 31, 2013.
OPTION EXERCISES AND STOCK VESTED TABLE - FISCAL 2013

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (b)	Value Realized on Exercise (c)	Number of Shares Acquired on Vesting (#) (d) (1)	Value Realized on Vesting ($) (e) (2)
Craig O. Morrison
2011 Equity Plan Tranche A RDUs	—	—	24,208	29,292
William H. Carter
2011 Equity Plan Tranche A RDUs	—	—	19,367	23,434
Joseph P. Bevilaqua
2011 Equity Plan Tranche A RDUs	—	—	15,293	18,505
Dale N. Plante
2011 Equity Plan Tranche A RDUs	—	—	9,593	11,608
Judith A. Sonnett
2011 Equity Plan Tranche A RDUs	—	—	19,161	23,185

(1)
The amount shown in column (d) for this award represents the number of restricted deferred units that vested on December 31, 2013. Delivery of these restricted units will occur within 60 days of January 1, 2015.

(2)
The amount shown in column (e) is based upon the value of a unit of Momentive Holdings on the vesting date as determined by the Momentive Holdings’ Board of Managers for management equity transaction purposes.

Pension Benefits - Fiscal 2013
The following table presents information regarding the benefits payable to each of our Named Executive Officers at, following, or in connection with their retirement under the qualified and non-qualified defined benefit pension plans of MSC as of December 31, 2013. The table does not provide information regarding the defined contribution plans of MSC. The amounts shown in the table for each participant represent the present value of the annuitized benefit and does not represent the actual cash balance of a participant's account.
PENSION BENEFITS TABLE - FISCAL 2013

Name (a)	Plan Name (b)	Number of Years Credited Service (#) (c) (1)	Present Value of Accumulated Benefit ($) (d)	Payments During Last Fiscal Year ($) (e)
Craig O. Morrison	MSC U.S. Pension Plan	7.27	100,054	—
	MSC Supplemental Plan	6.78	402,781	—
William H. Carter	MSC U.S. Pension Plan	14.25	194,328	—
	MSC Supplemental Plan	13.76	529,267	—
Joseph P. Bevilaqua	MSC U.S. Pension Plan	7.25	95,759	—
	MSC Supplemental Plan	6.76	121,800	—
Dale N. Plante	MSC Canada Pension Plan	27.62	251,669	—
	MSC U.S. Pension Plan	0.48	5,566	—
	MSC Supplemental Plan(2)	—	6,824	—
Judith A. Sonnett	MSC U.S. Pension Plan	10.67	135,351	—
	MSC Supplemental Plan	10.67	79,867	—

(1)
The number of years of credit service set forth in column (c) reflects benefit service years which are used to determine benefit accrual under the applicable plan, and do not necessarily reflect the Named Executive Officer's years of vested service.

(2)
Mr. Plante received a contribution of $6,884 to this plan in 2010 to compensate him for a reduced qualified pension benefit in 2009 resulting from a plan freeze, and is not related to years of benefit service.

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
Under both the MSC U.S. Pension Plan and MSC Supplemental Plan, eligible earnings included annual incentive awards that were paid currently, but excluded any long-term incentive awards. Historically, the accrued benefits earned interest credits based on one-year Treasury bill rates until the participant begins to receive benefit payments. Effective January 1, 2012, the plans were amended to provide a minimum interest crediting rate of 300 basis points. The interest rate determined under the plan for fiscal 2013 was 3%. Participants vest after the completion of three years of service.
For a discussion of the assumptions applied in calculating the benefits reported in the table above, please see Note 12 to our Consolidated Financial Statements included in Part II of Item 8 in this Annual Report on Form 10-K.
MSC Canada Pension Plan
The Momentive Specialty Chemicals Canada Employees Retirement Income Plan (“MSC Canada Pension Plan”) is a non-contributory defined benefit plan covering eligible Canadian employees. An employee is eligible to participate and vest in the Plan after two years of continued service following the employee’s date of hire. A participant's years of service and salary determine the benefits earned each year. Mr. Plante is an inactive participant in this plan and no longer earns benefit credits; however, he continues to earn service credits through his employment with the U.S. affiliate of the Plan sponsor. Mr. Plante is eligible for early retirement under the MSC Canada Pension Plan.  The assumptions applied in calculating the benefits reported in the table above for the MSC Canada Pension Plan include a discount rate of 4.9%.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans – 2013
The following table presents information with respect to each defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.
NONQUALIFIED DEFERRED COMPENSATION TABLE - FISCAL 2013

Name (a)	Executive Contributions in Last FY ($) (b)	Registrant Contributions in Last FY ($) (c)	Aggregate Earnings (Loss) in Last FY ($) (d)	Aggregate Withdrawals/ Distributions ($) (e)	Aggregate Balance at Last FYE ($) (f)
Craig O. Morrison
MSC Supplemental Plan	—	—	13,607	—	904,112
MSC SERP [1]	—	44,002	2,079	—	155,070
2004 DC Plan [2]	—	—	(50,654)	—	291,866
2011 Equity Plan Tranche A RDUs [3]	—	29,292	(10,168)	—	87,876
William H. Carter
MSC Supplemental Plan	—	—	26,066	—	1,731,899
MSC SERP [1]	—	26,861	1,180	—	88,748
2004 DC Plan [2]	—	—	(40,523)	—	233,493
2011 Equity Plan Tranche A RDUs [3]	—	23,434	(8,134)	—	70,302
Joseph P. Bevilaqua
MSC Supplemental Plan	—	—	5,337	—	354,624
MSC SERP [1]	—	32,200	1,136	—	87,860
2004 DC Plan [2]	—	—	(16,885)	—	97,287
2011 Equity Plan Tranche A RDUs [3]	—	18,505	(6,423)	—	55,513
Dale N. Plante
MSC SERP [1]	—	20,420	729	—	57,965
2011 Equity Plan Tranche A RDUs [3]	—	11,608	(4,029)	—	34,824
Judith A. Sonnett
MSC Supplemental Plan	—	—	1,219	—	80,993
MSC SERP [1]	—	9,157	467	—	34,548
2007 Long-Term Plan RSUs [4]		—	(1,260)	—	7,260
2011 Equity Plan Tranche A RDUs [3]	—	23,185	(8,048)	—	69,557

(1)
The amount shown in column (c) for the MSC SERP is included in the All Other Compensation column of the Summary Compensation Table for 2012. These amounts were earned in 2012 and credited to the accounts by MSC in 2013. The amount shown for Mr. Plante includes $5,100 credited in 2013 for a 2% discretionary contribution on 2013 earnings below the IRS qualified plan compensation limit of $255,000 provided under his terms of employment.

(2)
The amount shown in column (f) is based on the number of vested units multiplied by the value of a common unit of Momentive Holdings on December 31, 2013, as determined by Momentive Holdings' Board of Managers for management equity purposes. In the Summary Compensation Table in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, the Company reported the amount of a bonus for Mr. Carter and restricted stock payments for Messrs. Bevilaqua and Morrison, a portion of which were deferred in the form of stock units.

(3)
The amount shown in column (c) reflects the value of restricted deferred units that vested during the fiscal year but, pursuant to the terms of the award agreement, delivery is deferred until early 2015. The value of these restricted deferred units is based on the number of vested units multiplied by the value of a common unit of Momentive Holdings on December 31, 2013, as determined by Momentive Holdings' Board of Managers for management equity purposes. The grant date fair value of these units is included in the 2011 “Stock Awards” column of the Summary Compensation Table. The grant date fair value was reported in our Summary Compensation Table for 2011 as compensation. The number of vested restricted deferred units held by our Named Executive Officers is as follows: Mr. Morrison, 72,625; Mr. Carter, 58,101; Mr. Bevilaqua, 45,879; Mr. Plante, 28,780 and Ms. Sonnett, 57,485.

(4)
The amount shown in column (f) is based on the number of vested units multiplied by the value of a common unit of Momentive Holdings on December 31, 2013, as determined by Momentive Holdings' Board of Managers for management equity purposes. In the Summary Compensation Table in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, the Company reported the amount as a stock award.

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
MSC SERP
The Company adopted the MSC SERP in 2011 to provide certain of its executives and other highly compensated employees, including Messrs. Morrison, Carter, Bevilaqua and Plante, an annual contribution of 5% of eligible earnings above the maximum limitations set by the IRS for contributions to a qualified pension plan. The MSC SERP is an unfunded non-qualified plan. Account credits are made to the plan during the second quarter of each year. Interest credits are provided in the participant's SERP accounts at an interest rate determined by the Company, which has been defined as the rate equivalent to the fixed income fund of the 401(k) Plan. This deferred compensation is paid six months following termination of employment. The Company has agreed to provide discretionary credits on a quarterly basis to Mr. Plante's SERP account to compensate him for the difference in employer match he receives in the 401(k) Plan versus the employer match he was eligible for under the Canadian defined contribution plan. This credit is 2% of earnings eligible for employer match in the 401(k) Plan for the years 2009 through 2010, excluding the period during which the employer match was suspended, and from 2011 forward.
MSC 2004 DC Plan
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
MSC 2007 Long-Term Plan
Under the 2007 Long-Term Plan, Ms. Sonnett’s vested RSUs will not be distributed until her termination of employment with the Company, unless such termination is for cause, in which case the units will be forfeited.
2011 Equity Plan
On February 23, 2011, our Named Executive Officers received awards of restricted deferred units, or “RDUs,” in Momentive Holdings under the 2011 Equity Plan. The RDUs are non-voting units of measurement which are deemed for bookkeeping purposes to be equivalent to one common unit of Momentive Holdings. Of the RDUs granted in 2011, approximately 50% are Tranche A RDUs with time-based vesting (subject to acceleration in the event of certain corporate or change-in-control transactions). On December 31, 2013, an additional 25% of the Tranche A RDUs vested as follows: Mr. Morrison, 24,208 RDUs; Mr. Carter, 19,367 RDUs; Mr. Bevilaqua, 15,293 RDUs; Mr. Plante, 9,593 RDUs and Ms. Sonnett, 19,161 RDUs. In accordance with the terms of the 2011 Equity Plan, delivery of the RDUs that vested on December 31, 2013 is deferred until early 2015. For additional information on the awards under the 2011 Equity Plan, including the vesting and delivery terms, see the Narrative to the Outstanding Equity Awards Table.
Potential Payments Upon Termination or Change in Control
Termination Payments
As described above, the Company has employment agreements or employment letters with each of our Named Executive Officers that provide for severance under certain circumstances as well as restrictive covenants. The employment agreements with Messrs. Morrison, Bevilaqua and Carter provide that if the executive's employment is terminated by the Company without cause or the executive resigns for good reason (as defined in their employment agreements), the Company will provide them with continued base salary through their severance period (18 months in the case of Messrs. Morrison and Bevilaqua and 24 months in the case of Mr. Carter) and a lump sum payment equal to the estimated cost for the executive to continue COBRA coverage for 18 months. In addition, any accrued but unpaid compensation through the termination date (such as accrued but unpaid base salary, earned but unpaid bonus, and accrued and unused vacation) will be paid in a lump sum payment at the time of termination. The employment agreements also contain the following restrictive covenants:

•	a confidentiality agreement,

•
an agreement not to compete with the Company for (i) 18 months following termination of employment, in the case of Messrs. Morrison and Bevilaqua, and (ii) two years following termination of employment, in the case of Mr. Carter, and

•	a non-solicitation agreement for an additional year beyond their severance periods.

Under Mr. Plante's terms of employment, he would receive 18 months of severance if his employment is terminated through no fault of his own. If such an event had occurred prior to August 2013, the Company had agreed to pay the cost of relocating Mr. Plante and his family back to Canada under the Company's U.S relocation policy. Mr. Plante has an agreement not to compete with the Company and not to solicit Company employees for one year following termination for any reason, as well as a confidentiality agreement.
Under applicable corporate severance guidelines based upon her position and length of service with the Company, Ms. Sonnett is entitled to cash severance payments in the event her employment is terminated without cause. Severance payments under such guidelines are conditioned on her compliance with non-competition and non-solicitation covenants.
The following table describes payments our Named Executive Officers would have received had the individual’s employment been terminated by the Company without cause, or in the case of Messrs. Morrison, Bevilaqua and Carter, by the executive for good reason, as of December 31, 2013.

Name	Cash Severance ($) (1)	Estimated Value of Non-Cash Benefits ($) (2)	2013 ICP ($) (3)	2007 Long-Term Plan ($) (4)	2004 DC Plan ($) (5)
Craig O. Morrison	1,653,750	49,339	110,250	—	291,866
William H. Carter	1,535,020	27,478	61,401	—	233,493
Joseph P. Bevilaqua	892,320	27,478	47,590	—	97,287
Dale N. Plante	588,571	14,687	417,179	—	—
Judith A. Sonnett	434,720	16,973	30,430	7,260	—

(1)
This column reflects cash severance payments due under the Named Executive Officer's employment agreement, or under the applicable severance guidelines of the Company, as described above, based on salary as of December 31, 2013.

(2)	This column reflects the estimated value of health care benefits and outplacement services. The values are based upon the Company's cost of such benefit at December 31, 2013.

(3)
This column reflects the amount earned by each executive under the 2013 ICP, which would be paid if he or she was employed on December 31, 2013, but incurred a termination of employment without cause prior to payment. The incentive payment would be forfeited if the executive resigns or incurs a termination of employment by the Company for cause prior to payment.

(4)	This column reflects the value of the common units that would be distributed under the 2007 Long-Term Plan upon termination of employment by the Company without cause.

(5)
This column reflects the value of the common units or cash that would be distributed under the 2004 DC Plan, using the year-end unit value as determined by the Momentive Holdings Board of Managers, and the value of vested options granted under the 2004 Stock Plan, which, if exercised, would be distributed upon termination of employment for any reason.

In addition to these benefits, our Named Executive Officers would also generally be entitled to receive the benefits set forth above in the Pension Benefits Table and Nonqualified Deferred Compensation Table following a termination of employment for any reason.
Change-in-Control Payments
As noted above in the Narrative to the Outstanding Equity Awards Table, our Named Executive Officers will also be entitled to accelerated vesting of their outstanding unvested equity awards under the 2007 Long-Term Plan and the 2011 Equity Plan in connection with certain corporate transactions or change-in-control transactions. There was no value in any of the options held by our Named Executive Officers at December 31, 2013 because the option exercise prices all exceeded the year-end unit value as determined by the Momentive Holdings’ Board of Managers for management equity purposes.
Upon a “Complete Change in Control,” as defined in the 2011 Equity Plan, 50% of the target awards to our Named Executive Officers under the 2012 LTIP, would vest and become payable. In such event, Messrs. Morrison, Carter, Bevilaqua, Plante and Ms. Sonnett would be entitled to payments of $2,625,000; $1,112,334; $858,000, $535,065 and $624,000, respectively.

Director Compensation - Fiscal 2013
The following table presents information regarding the compensation paid during 2013 to our directors who are not also Named Executive Officers and who served on our Board of Directors during the year.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Option Awards ($) (d) (3)	Total ($) (h)
Jordan C. Zaken (1)	107,000	—	107,000
David B. Sambur (1)	103,000	—	103,000
Robert V. Seminara (1)	95,000	—	95,000
Geoffrey A. Manna (2)	34,250	—	34,250

(1)
Messrs. Zaken, Sambur and Seminara are also members of Momentive Holdings’ Board of Managers and receive fees for their services to Momentive Holdings.  The Company does not pay any additional fees for their services as directors to our Board of Directors.  The amount shown in column (b) reflects the total fees earned or paid for services to Momentive Holdings. 57% of such fees are funded by the Company.

(2)The Company funded 100% of the total fees paid to this director.

(3)
As of December 31, 2013, Messrs. Sambur, Seminara and Zaken held options to purchase 50,000, 78,141 and 78,141 common units in Momentive Holdings, respectively. All of the options held by Messrs. Sambur and Zaken are fully vested. Of the options held by Mr. Seminara, 50,000 are fully vested. The remainder of Mr. Seminara’s options vest upon an initial public offering of the Company or its parent.

Each member of our Board of Directors and the Board of Managers of Momentive Holdings who is not an employee or officer of the Company receives an annual retainer of $75,000 payable quarterly in advance. In addition, each such director receives $2,000 for each meeting of the Board or a committee of the Board that he attends in person and $1,000 for attending teleconference meetings or for participating in regularly scheduled in-person meetings via teleconference. Our directors who are also directors of Momentive Holdings, and who receive director fees for services to Momentive Holdings, do not receive additional compensation for service on the Company’s Board of Directors.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
Messrs. Kleinman and Sambur, whose names appear on the Compensation Committee Report above, are employed by Apollo Management, L.P., our indirect controlling shareholder. Neither of these directors is or has been an executive officer of the Company. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of our Compensation Committee during the fiscal year ended December 31, 2013.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Momentive Holdings is our ultimate parent company and indirectly owns 100% of our capital stock. The following table sets forth information regarding the beneficial ownership of Momentive Holdings common units, as of March 1, 2014, and shows the number of units and percentage owned by:

•	each person known to beneficially own more than 5% of the common units of Momentive Holdings;

•	each of MSC’s 2013 Named Executive Officers;

•	each current member of the Board of Directors of MSC; and

•	all of the executive officers and current members of the Board of Directors of MSC as a group.
As of March 1, 2014, Momentive Holdings had 308,085,258 common units issued and outstanding. The amounts and percentages of common units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated common units, and has not pledged any such units as security.

	Beneficial Ownership of Equity Securities
Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Apollo Funds (1)	278,426,128	90.4%
GE Capital Equity Investments, Inc. (2)	25,491,297	8.1%
Geoffrey A. Manna (3)	—	*
Robert V. Seminara (4) (5)	50,000	*
Scott M. Kleinman (4) (5)	185,709	*
David B. Sambur (4) (5)	50,000	*
Craig O. Morrison (6) (9)	1,063,933	*
William H. Carter (7) (9)	874,309	*
Joseph P. Bevilaqua (8) (9)	473,278	*
Dale N. Plante (9) (10)	146,721	*
Judith A. Sonnett (9) (11)	302,601	*
All Directors and Executive Officers as a group (12)	4,115,237	1.3%

*	less than 1%

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

(3)	The address for Mr. Manna is 5001 SW 76th Street, Miami, Florida 33143.

(4)
The address for Messrs Kleinman and Sambur is c/o Apollo Management L.P., 9 West 57th Street, New York, New York 10019. The address for Mr. Seminara is c/o Apollo Management L.P., 25 St. George Street, London, W1S 1FS, United Kingdom.

(5)	Represents common units issuable upon the exercise of options currently exercisable, or exercisable by April 30, 2014.

(6)
Includes 1,015,516 common units issuable upon the exercise of options currently exercisable or exercisable by April 30, 2014. Does not include 265,419 vested deferred units credited to Mr. Morrison’s account.

(7)
Includes 835,575 common units issuable upon the exercise of options currently exercisable or exercisable by April 30, 2014. Does not include 212,336 vested deferred units credited to Mr. Carter’s account.

(8)
Includes 442,692 common units issuable upon the exercise of options currently exercisable or exercisable by April 30, 2014. Does not include 95,696 vested deferred units credited to Mr. Bevilaqua’s account.

(9)	The address for Messrs. Morrison, Carter, Bevilaqua and Plante and Ms. Sonnett is c/o Momentive Specialty Chemicals Inc., 180 E. Broad St., Columbus, Ohio 43215.

(10)
Includes 127,534 common units issuable upon the exercise of options currently exercisable or exercisable by April 30, 2014. Does not include 9,593 vested deferred units credited to Mr. Plante’s account.

(11)
Includes 264,277 common units issuable upon the exercise of options currently exercisable or exercisable by April 30, 2014. Does not include 25,161 vested deferred units credited to Ms. Sonnett’s account.

(12)
Includes 3,716,651 common units issuable upon the exercise of options granted to our directors and executive officers that are currently exercisable or exercisable by April 30, 2014. Does not include 687,633 vested deferred common stock units.

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
Related Transactions
Management Consulting Agreement
We are subject to an Amended and Restated Management Consulting Agreement with Apollo (the “Management Consulting Agreement”) that renews on an annual basis, unless notice to the contrary is given by either party. Under the Management Consulting Agreement, we receive certain structuring and advisory services from Apollo and its affiliates. The Management Consulting Agreement provides indemnification to Apollo, its affiliates and their directors, officers and representatives for potential losses arising from these services. Apollo is entitled to an annual fee equal to the greater of $3 million or 2% of our Adjusted EBITDA. Apollo elected to waive charges of any portion of the annual management fee due in excess of $3 million for the year ended December 31, 2013. During the year ended December 31, 2013, we recognized an expense under the Management Consulting Agreement of $3 million. The Management Consulting Agreement also provides for a lump-sum settlement equal to the net present value of the remaining annual management fees payable under the remaining term of the agreement in connection with a sale or initial public offering by us.
Shared Services Agreement and Other Agreements with MPM and its Subsidiaries
On October 1, 2010, in connection with the closing of the Momentive Combination, we entered into a shared services agreement with MPM, as amended on March 17, 2011 (the “Shared Services Agreement”). Under this agreement, we provide to MPM, and MPM provides to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, legal and procurement services. The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between the parties. Service costs in 2013 were allocated 57% to us and 43% to MPM, except to the extent that 100% of any cost was demonstrably attributable to or for the benefit of either MPM or us, in which case the total cost was allocated 100% to such party. The Shared Services Agreement remains in effect until terminated according to its terms. Either party may terminate the agreement for convenience, without cause, by giving written notice not less than 30 days prior to the effective date of termination.
Pursuant to this agreement, during the year ended December 31, 2013, we incurred approximately $121 million of net costs for shared services and MPM incurred approximately $92 million of net costs for shared services. Included in the net costs incurred during the year ended December 31, 2013 were net billings from us to MPM of $31 million. These net billings were made to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to 57% for us and 43% for MPM, as well as to reflect costs allocated 100% to one party. We had accounts receivable from MPM of $4 million as of December 31, 2013, and accounts payable to MPM of $0 at December 31, 2013. During the year ended December 31, 2013, we realized approximately $6 million in cost savings as a result of the Shared Services Agreement.

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
We also sell products to, and purchase products from, MPM pursuant to a Master Buy/Sell Agreement dated as of September 6, 2012 (the “Master Buy/Sell Agreement”). Prices under the agreement are determined by a formula based upon certain third party sales of the applicable product, or in the event that no qualifying third party sales have taken place, based upon the average contribution margin generated by certain third party sales of products in the same or a similar industry. The standard terms and conditions of the seller in the applicable jurisdiction apply to transactions under the Master Buy/Sell Agreement. A subsidiary of MPM also acts a non-exclusive distributor in India for certain of our subsidiaries pursuant to Distribution Agreements dated as of September 6, 2012 (the “Distribution Agreements”). Prices under the Distribution Agreements are determined by a formula based on the weighted average sales price of the applicable product less a margin. The Master Buy/Sell Agreement and Distribution Agreements have initial terms of 3 years and may be terminated for convenience by either party thereunder upon 30 days' prior notice in the case of the Master/Buy Sell Agreement and upon 90 days' prior notice in the case of the Distribution Agreements. Pursuant to these agreements and other purchase orders, we sold less than $1 million of products to MPM during 2013, and we purchased $9 million of products from MPM. As of December 31, 2013, we had less than $1 million of accounts receivable from MPM and $1 million of accounts payable to MPM related to these agreements.
Purchases and Sales of Products and Services with Affiliates Other than MPM
We sell products to various Apollo affiliates other than MPM. These sales were $126 million for the year ended December 31, 2013. Accounts receivable from these affiliates were $17 million at December 31, 2013. We also purchase raw materials and services from various Apollo affiliates other than MPM. These purchases were $31 million for the year ended December 31, 2013. We had accounts payable to these affiliates of $1 million at December 31, 2013.
Participation of Apollo Global Securities in Refinancing Transactions
In January 2013, Apollo Global Securities, LLC (“AGS”), an affiliate of Apollo, acted as one of the initial purchasers and received approximately $1 million in connection with the sale of an additional $1,100 million aggregate principal amount of our 6.625% First-Priority Senior Secured Notes due 2020. AGS also received $1 million in structuring fees in connection with the 2013 Refinancing Transactions.
Other Transactions and Arrangements
Momentive Holdings purchases insurance policies which cover us and MPM. Amounts are billed to us based on our relative share of the insurance premiums. Momentive Holdings billed us $13 million for the year ended December 31, 2013. We had accounts payable to Momentive Holdings of $4 million under these arrangements at December 31, 2013.
We sell finished goods to, and purchase raw materials from, the foundry joint venture between us and Delta-HA, Inc. (“HAI”). We also provide toll-manufacturing and other services to HAI. Our investment in HAI is recorded under the equity method of accounting, and the related sales and purchases are not eliminated from our Consolidated Financial Statements. However, any profit on these transactions is eliminated in our Consolidated Financial Statements to the extent of our 50% interest in HAI. Sales and services provided to HAI were $104 million for the year ended December 31, 2013. Accounts receivable from HAI were $16 million at December 31, 2013. Purchases from HAI were $31 million for the year ended December 31, 2013. We had accounts payable to HAI of $6 million at December 31, 2013. Additionally, HAI declared dividends to us of $21 million during the year ended December 31, 2013. No amounts remain outstanding related to previously declared dividends as of December 31, 2013.
Our purchase contracts with HAI represent a significant portion of HAI’s total revenue, and this factor results in us absorbing the majority of the risk from potential losses or the majority of the gains from potential returns. However, we do not have the power to direct the activities that most significantly impact HAI, and therefore, do not consolidate HAI. The carrying value of HAI’s assets were $50 million at December 31, 2013 and the carrying value of HAI’s liabilities were $15 million at December 31, 2013.

In February 2013, we resolved a dispute with HAI regarding the prices HAI paid to us for raw materials used to manufacture dry and liquid resins. As part of the resolution, we will provide discounts to HAI on future purchases of dry and liquid resins totaling $16 million over a period of three years. The $16 million was recorded net of $8 million of income during the year ended December 31, 2012, which represented our benefit from the discounts due to its 50% ownership interest in HAI. During the year ended December 31, 2013, we issued $4 million of discounts to HAI under this agreement. As of December 31, 2013, $12 million remained outstanding under this agreement.
We had royalties receivable from our unconsolidated forest products joint venture in Russia of $6 million as of December 31, 2013.
As of December 31, 2013, we had approximately $10 million of cash on deposit as collateral for a loan that was extended by a third party to one of our unconsolidated joint ventures, which is classified as restricted cash.
We anticipate closing in April on the purchase of 100% of the interests in MPM’s Canadian subsidiary for a purchase price of approximately $12 million. As a part of the anticipated transaction a subsidiary of ours will also enter into a non-exclusive distribution agreement with a subsidiary of MPM, whereby our subsidiary will act as a distributor of certain of MPM’s products in Canada. The agreement has a term of 10 years, and is cancelable by either party with 180 days’ notice. We will be compensated for acting as distributor at a rate of 2% of the net selling price of the related products sold. Additionally, MPM will provide transitional services to us for a period of 6 months.
In March 2014, a Brazilian subsidiary of ours entered into a ground lease with a Brazilian subsidiary of MPM to lease a portion of the latter’s manufacturing site in Itatiba, Brazil for purposes of constructing and operating an epoxy production facility. In conjunction with the ground lease, our Brazilian subsidiary also entered into a site services agreement whereby the subsidiary of MPM will provide to our Brazilian subsidiary various services such as environmental, health and safety, security, maintenance and accounting, amongst others, to support the operation of this new facility.
In February 2014, we made a restricted purpose loan of $50 to a newly formed subsidiary of Momentive Holdings. The loan matures in February 2015, bears interest at LIBOR plus 3.75% per annum and is payable on a payment-in-kind basis. The loan is fully collateralized by the assets of the newly formed subsidiary.
Director Independence
We have no securities listed for trading on a national securities exchange or in an automated inter-dealer quotation system of a national securities association which has requirements that a majority of our Board of Directors be independent. However, for purposes of complying with the disclosure requirements of the Securities and Exchange Commission, we have adopted the definition of independence used by the New York Stock Exchange. Under the New York Stock Exchange’s definition of independence, Mr. Manna is independent.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES
PricewaterhouseCoopers LLP (“PwC”) is the Company’s principal accounting firm. The following table sets forth the fees billed by PwC to the Company in 2013 and 2012 (in millions):

	PwC
	2013	2012
Audit fees (1)	$3	$3
Audit-related fees (2)	—	—
Tax Fees (3)	—	1
Other Fees (4)	1	—
Total	$4	$4

(1)
Audit Fees: This category includes fees and expenses billed by PwC for the audits of the Company’s financial statements and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q. This category includes audit fees and expenses for engagements performed at U.S. and international locations, including stand-alone audits of Momentive International Holdings Cooperatief U.A. for the fiscal years ended December 31, 2013 and 2012.

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

(3)	Tax Fees: This category includes fees and expenses billed by PwC for domestic and international tax compliance and planning services and tax advice.

(4)	Other Fees: This category includes other fees billed for non-recurring work, related to transactions, due diligence or other one-time services.
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

(3)	Exhibits Required by SEC Regulation S-K – The following Exhibits are filed herewith or incorporated herein by reference:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
2.1†	Transaction Agreement dated as of April 22, 2005 among RPP Holdings, Resolution Specialty Materials Holdings LLC, BHI Acquisition Corp., BHI Merger Sub One, BHI Merger Sub Two Inc. and Borden Chemical Inc.	S-1/A	333-124287	2.1	7/15/2005
2.2†	SOC Resins Master Sale Agreement dated July 10, 2000 among Shell Oil Company, Resin Acquisition, LLC and Shell Epoxy Resins Inc.	S-4	333-57170	2.1	3/16/2001
2.3†	SPNV Resins Sale Agreement dated as of September 11, 2000 between Shell Petroleum N.V. and Shell Epoxy Resins Inc.	S-4	333-57170	2.2	3/16/2001
2.4	Assignment and Assumption Agreement dated November 13, 2000 between Shell Epoxy Resins Inc. and Shell Epoxy Resins LLC	S-4	333-57170	2.3	3/16/2001
2.5	Assignment and Assumption Agreement dated November 14, 2000 between Resin Acquisition, LLC and RPP Holdings LLC	S-4	333-57170	2.4	3/16/2001
3.1	Restated Certificate of Incorporation of Hexion Specialty Chemicals, Inc. dated as of July 18, 2006	S-4	333-135482	3.5	8/1/2006
3.2	Agreement of Combination with Momentive Performance Material Holdings Inc on September 11, 2010	8-K	001-00071	99.1	9/13/2010
3.3	Certificate of Amendment to the Certificate of Incorporation, dated October 1, 2010 changing the name of the corporation to Momentive Specialty Chemicals Inc.	8-K	001-00071	3.1	10/1/2010
3.4	Amended and Restated Bylaws of Momentive Specialty Chemicals Inc.	10-K	001-00071	3.5	4/1/2013
4.1
Form of Indenture between Borden, Inc. and The First National Bank of Chicago, as Trustee, dated as of January 15, 1983, as supplemented by the First Supplemental Indenture dated as of March 31, 1986, and the Second Supplemental Indenture, dated as of June 26, 1996, relating to the $200,000,000 8  3/8% Sinking Fund Debentures due 2016
		S-3	33-4381	4(a) and (b)
4.2
Form of Indenture between Borden, Inc. and The Bank of New York, as Trustee, dated as of December 15, 1987, as supplemented by the First Supplemental Indenture dated as of December 15, 1987, the Second Supplemental Indenture dated as of February 1, 1993 and the Third Supplemental Indenture dated as of June 26, 1996.
		S-3	33-45770	4(a) thru 4(d)
4.3	Indenture, dated as of January 29, 2010, by and among Hexion Finance Escrow LLC, Hexion Escrow Corporation and Wilmington Trust FSB, as trustee, related to the $1,000,000,000 8.875% senior secured notes due 2018.	8-K	001-00071	4.1	2/4/2010
4.4	Supplemental Indenture, dated as of January 29, 2010, by and among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, the guarantors party thereto and Wilmington Trust FSB, as trustee.	8-K	001-00071	4.2	2/4/2010
4.5	Supplemental Indenture, dated as of June 4, 2010, by and among NL COOP Holdings LLC, Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, the guarantors party thereto and Wilmington Trust Company, as trustee.	8-K	001-00071	4.1	6/9/2010
4.6	Indenture, dated as of November 5, 2010, among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, the Company, the guarantors named therein and Wilmington Trust Company, as trustee, related to the $574,016,000 9.0% second-priority senior secured notes due 2020.	8-K	001-00071	4.1	11/12/2010
4.7	Indenture, dated as of March 14, 2012, among Hexion U.S. Finance Corp., Momentive Specialty Chemicals Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, related to the $450,000,000 first-priority senior secured notes due 2020.	8-K	001-00071	4.1	3/20/2012
4.8	Second Supplemental Indenture, dated as of January 14, 2013, among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, Momentive Specialty Chemicals Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee, related to the additional $200,000,000 8.875% senior secured notes due 2018.	8-K	001-00071	4.1	1/18/2013

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
4.9	First Supplemental Indenture, dated as of January 31, 2013, among Hexion U.S. Finance Corp., Momentive Specialty Chemicals Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee, related to the additional $1,100,000,000 first-priority senior secured notes due 2020.	8-K	001-00071	4.1	2/6/2013
4.10	Second Supplemental Indenture, dated as of March 28, 2013, by and among Hexion U.S. Finance Corp., the guarantors party thereto and Wilmington Trust, National Association, as trustee.	8-K	001-00071	4.1	4/3/2013
10.1‡	BHI Acquisition Corp. 2004 Deferred Compensation Plan	10-Q	001-00071	10(iv)	11/15/2004
10.2‡	BHI Acquisition Corp. 2004 Stock Incentive Plan	10-Q	001-00071	10(v)	11/15/2004
10.3‡	Resolution Performance Products Inc. 2000 Stock Option Plan	S-4	333-57170	10.26	3/16/2001
10.4‡	Resolution Performance Products Inc. 2000 Non - Employee Directors Stock Option Plan	S-4	333-57170	10.27	3/16/2001
10.5‡	Amended and Restated Resolution Performance Products, Inc. Restricted Unit Plan, as amended and restated May 31, 2005	S-1/A	333-124287	10.34	9/19/2005
10.6‡	Form of Non-Qualified Stock Option Agreement between BHI Acquisition Corp. and certain optionees	S-4	333-122826	10.12	2/14/2005
10.7‡	Resolution Specialty Materials Inc. 2004 Stock Option Plan	S-1/A	333-124287	10.52	7/15/2005
10.8‡	Form of Nonqualified Stock Option Agreement for Resolution Specialty Materials Inc. 2004 Stock Option Plan	S-1/A	333-124287	10.53	7/15/2005
10.9‡	Form of Nonqualified Stock Option Agreement for Resolution Performance Products Inc. 2000 Stock Option Plan	S-1/A	333-124287	10.54	7/15/2005
10.10‡	Form of Nonqualified Stock Option Agreement for Resolution Performance Products Inc. 2000 Non-Employee Director Stock Option Plan	S-1/A	333-124287	10.55	7/15/2005
10.11‡	Hexion LLC 2007 Long-Term Incentive Plan dated April 30, 2007	10-Q	001-00071	10.1	8/14/2007
10.12	Amended and Restated Investor Rights Agreement dated as of May 31, 2005 between Hexion LLC, Hexion Specialty Chemicals, Inc. and the holders that are party thereto	S-1/A	333-124287	10.63	7/15/2005
10.13	Registration Rights Agreement dated as of May 31, 2005 between Hexion Specialty Chemicals, Inc. and Hexion LLC	S-1/A	333-124287	10.64	7/15/2005
10.14‡	Amended and Restated Executives’ Supplemental Pension Plan for Hexion Specialty Chemicals, Inc., dated as of September 7, 2005	8-K	001-00071	10	9/12/2005
10.15	Borden, Inc. Advisory Directors Plan dated 7/1/89	10-K	001-00071	10(viii)	7/1/1989
10.16‡	Hexion Specialty Chemicals, Inc. 2009 Leadership Long-Term Cash Incentive Plan	10-K	001-00071	10.21	3/11/2009
10.17‡	Hexion Specialty Chemicals, Inc. 2009 Incentive Compensation Plan	10-K	001-00071	10.25	3/11/2009
10.18‡	Hexion Specialty Chemicals, Inc. 2010 Incentive Compensation Plan	10-K	001-00071	10.2	3/9/2010
10.19‡	Amended and Restated Employment Agreement dated as of August 12, 2004 between Hexion Specialty Chemicals, Inc. and Craig O. Morrison	10-Q	001-00071	10(i)	11/15/2004
10.20‡	Amended and Restated Employment Agreement dated as of August 12, 2004 between Hexion Specialty Chemicals, Inc. and Joseph P. Bevilaqua	10-Q	001-00071	10(ii)	11/15/2004
10.21‡	Summary of Terms of Employment between Hexion Specialty Chemicals, Inc. and Joseph P. Bevilaqua dated August 10, 2008	10-K	001-00071	10.23	3/9/2010
10.22‡	International assignment agreement dated as of November 13, 2008 between Hexion Specialty Chemicals, Inc. and Joseph P. Bevilaqua	10-K	001-00071	10.28	3/11/2009
10.23‡	Amended and Restated Employment Agreement dated as of August 12, 2004 between Hexion Specialty Chemicals, Inc. and William H. Carter	10-Q	001-00071	10(iii)	11/15/2004
10.24‡	Summary of Terms of Employment between Hexion Specialty Chemicals, Inc. and Judith A. Sonnett dated September 21, 2007	10-K	001-00071	10.29	3/9/2010
10.25‡	Addition of Terms of Employment between Hexion Specialty Chemicals, Inc. and Dale N. Plante, Supplement to August 2008 Promotional Employment Offer dated as of July 16, 2009	10-K	001-00071	10.27	2/28/2011
10.26‡	Momentive Specialty Chemicals Inc. Supplemental Executive Retirement Plan, dated as of December 31, 2011	8-K	001-00071	99.1	1/6/2012
10.27	Master Asset Conveyance and Facility Support Agreement, dated as of December 20, 2002, between Borden Chemical and Borden Chemicals and Plastics Operating Limited Partnership	10-K	001-00071	(10)(xxvi)	3/28/2003
10.28	Environmental Servitude Agreement, dated as of December 20, 2002, between Borden Chemical and Borden Chemicals and Plastics Operating Limited Partnership	10-K	001-00071	(10)(xxvii)	3/28/2003
10.29	Intellectual Property Transfer and License Agreement and Contribution Agreement dated as of November 14, 2000 between Shell Oil Company and Shell Epoxy Resins LLC	S-4	333-57170	10.13	3/16/2001

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.30	Intellectual Property Transfer and License Agreement and Contribution Agreement dated as of November 14, 2000 between Shell Internationale Research Maatschappij B.V. and Shell Epoxy Resins Research B.V	S-4	333-57170	10.14	3/16/2001
10.31	First Amended and Restated Deer Park Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2000 between Shell Chemical Company, for itself and as agent for Shell Oil Company, and Shell Epoxy Resins LLC	S-4	333-57170	10.19	3/16/2001
10.32	First Amended and Restated Pernis Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2000 between Resolution Europe B.V. (f/k/a Resolution Nederland B.V., f/k/a Shell Epoxy Resins Nederland B.V.) and Shell Nederland Raffinaderij B.V.	S-4	333-57170	10.21	3/16/2001
10.33	First Amended and Restated Pernis Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2000 between Resolution Europe B.V. (f/k/a Resolution Nederland B.V., f/k/a Shell Epoxy Resins Nederland B.V.) and Shell Nederland Chemie B.V.	S-4	333-57170	10.22	3/16/2001
10.34†	Second Amended and Restated Norco Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2004 between Shell Chemical L.P. and Resolution Performance Products LLC.	10-K	001-00071	10.45	3/22/2007
10.35	Deer Park Ground Lease and Grant of Easements dated as of November 1, 2000 between Shell Oil Company and Shell Epoxy Resins LLC	S-4	333-57170	10.23	3/16/2001
10.36	Norco Ground Lease and Grant of Servitudes dated as of November 1, 2000 between Shell Oil Company and Shell Epoxy Resins LLC	S-4	333-57170	10.24	3/16/2001
10.37	Amended and Restated Agreement of Sub-Lease (Pernis) dated as of November 1, 2000 between Resolution Europe B.V. (f/k/a Resolution Nederland B.V., f/k/a Shell Epoxy Resins Nederland B.V.) and Shell Nederland Raffinaderij B.V.	S-4	333-57170	10.25	3/16/2001
10.38	Amended and Restated Management Consulting Agreement dated as of May 31, 2005 between Borden Chemical, Inc. and Apollo Management V, L.P.	S-1/A	333-124287	10.66	7/15/2005
10.39	Collateral Agreement dated as of November 3, 2006 among Hexion Specialty Chemicals, Inc. and subsidiary parties thereto, and Wilmington Trust Company, as Collateral Agent.	10-K	001-00071	10.57	3/11/2009
10.40	Settlement Agreement and Release, dated December 14, 2008, among Huntsman Corporation, Jon M. Huntsman, Peter R. Huntsman, Hexion Specialty Chemicals, Inc., Hexion LLC, Nimbus Merger Sub, Inc., Craig O. Morrison, Leon Black, Joshua J. Harris and Apollo Global Management, LLC and certain of its affiliates	8-K	001-00071	10.1	12/15/2008
10.41	Commitment Letter dated as of March 3, 2009 among the Hexion Specialty Chemicals, Inc., Hexion LLC, Euro VI (BC) S.a.r.l., Euro V (BC) S.a.r.l. and AAA Co-Invest VI (EHS-BC) S.a.r.l.	8-K	001-00071	10.1	3/3/2009
10.42	Credit Agreement with exhibits and schedules dated as of March 3, 2009 among Hexion Specialty Chemicals, Inc., Borden Luxembourg S.a.r.l., Euro V (BC) S.a.r.l., Euro VI (BC) S.a.r.l. and AAA Co-Invest VI (EHS-BC) S.a.r.l.	10-Q	001-00071	10.4	8/13/2009
10.43	Indemnification Agreement dated as of March 3, 2009 among Apollo Management, L.P. and subsidiary parties thereto, Hexion LLC, Hexion Specialty Chemicals, Inc. and Nimbus Merger Sub Inc.	8-K	001-00071	10.3	3/3/2009
10.44	Intercreditor Agreement, dated as of January 29, 2010, by and among JPMorgan Chase Bank, as intercreditor agent, Wilmington Trust FSB, as trustee and collateral agent, Hexion LLC, Hexion Specialty Chemicals, Inc. and certain subsidiaries.	8-K/A	001-00071	10.1	2/4/2010
10.45	Collateral Agreement dated and effective as of January 29, 2010, among Hexion Specialty Chemicals, Inc., each Subsidiary Party thereto and Wilmington Trust FSB, as collateral agent.	8-K	001-00071	10.4	2/4/2010
10.46	SUPPLEMENT dated as of June 4, 2010, to the Collateral Agreement dated as of January 29, 2010, among HEXION SPECIALTY CHEMICALS, INC., a New Jersey corporation, each Subsidiary Party party thereto and WILMINGTON TRUST FSB, as Collateral Agent (in such capacity, the “Collateral Agent”) for the Secured Parties (as defined therein).	8-K	001-00071	10.4	6/9/2010
10.47	SUPPLEMENT dated as of June 4, 2010, to the Collateral Agreement dated as of November 3, 2006, among HEXION SPECIALTY CHEMICALS, INC., a New Jersey corporation, each Subsidiary Party party thereto and WILMINGTON TRUST COMPANY, as Collateral Agent (in such capacity, the “Collateral Agent”) for the Secured Parties (as defined therein).	8-K	001-00071	10.5	6/9/2010
10.48	Registration Rights Agreement, dated November 5, 2010, among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, the Guarantors, including the Company, and Euro VI (BC) S.a r.l.	8-K	001-00071	4.3	11/12/2010

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.49	Joinder and Supplement to Collateral Agreement dated November 5, 2010 among the Company and subsidiary parties thereto, and Wilmington Trust Company, as trustee and collateral agent.	8-K	001-00071	10.2	11/12/2010
10.50	Shared Services agreement, dated as of October 1, 2010, by and among Hexion Specialty Chemicals, Inc. and Momentive Performance Materials Inc.,and the other Persons party thereto	10-K	001-00071	10.68	2/28/2011
10.51	Purchase and Sale Agreement, dated November 30, 2010, by and between Momentive Specialty Chemicals Inc. and Harima Chemicals, Inc.	8-K	001-00071	2.01	2/4/2011
10.52‡	Form of Restricted Deferred Unit Award Agreement of Momentive Performance Materials Holdings LLC	S-4	333-172943	10.7	3/18/2011
10.53‡	Form of Unit Option Agreement of Momentive Performance Materials Holdings LLC	S-4	333-172943	10.71	3/18/2011
10.54‡	Form of Director Unit Option Agreement of Momentive Performance Materials Holdings LLC	S-4	333-172943	10.72	3/18/2011
10.55‡	Management Investor Rights Agreement, dated as of February 23, 2011 by and among Momentive Performance Materials Holdings LLC and the Holders	S-4	333-172943	10.73	3/18/2011
10.56	Amended and Restated Shared Services Agreement dated March 17, 2011 by and among Momentive Performance Materials Inc., its subsidiaries, and Momentive Specialty Chemicals Inc.	8-K	001-00071	10.1	3/17/2011
10.57	Master Confidentiality and Joint Development Agreement entered into on March 17, 2011 by and between Momentive Performance Materials Inc. and Momentive Specialty Chemicals Inc.	8-K	001-00071	10.2	3/17/2011
10.58‡	Momentive Performance Materials Holdings LLC 2011 Incentive Compensation Plan	10-Q	001-00071	10.1	5/13/2011
10.59	Amendment Two to Second Amended and Restated Norco Site Services, Utilities, Materials and Facilities Agreement dated January 1, 2011 between Shell Chemical L.P. and Momentive Specialty Chemicals Inc.	10-Q	001-00071	10.2	5/13/2011
10.60	Registration Rights Agreement, dated as March 14, 2012, by and among Hexion U.S. Finance Corp., Momentive Specialty Chemicals Inc., the other guarantors party thereto and J.P. Morgan Securities LLC, as representative of the initial purchasers.	8-K	001-00071	4.2	3/20/2012
10.61	Incremental Assumption Agreement, dated as of March 14, 2012, among Momentive Specialty Chemicals Holdings LLC, Momentive Specialty Chemicals Inc., Momentive Specialty Chemicals Canada Inc., Momentive Specialty Chemicals B.V., Borden Chemical UK Limited, the lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent.	8-K	001-00071	10.1	3/20/2012
10.62	First Lien Intercreditor Agreement, dated as of March 14, 2012, among JPMorgan Chase Bank N.A., as collateral agent and administrative agent, Wilmington Trust, National Association, as initial other authorized representative, and each additional authorized representative from time to time party thereto.	8-K	001-00071	10.2	3/20/2012
10.63	Joinder and Supplement to Intercreditor Agreement dated, January 29, 2010, by and among Wilmington Trust, National Association, as trustee, JPMorgan Chase Bank N.A., as intercreditor agent, Wilmington Trust, National Association, as trustee and collateral agent and as second-priority agent, Momentive Specialty Chemicals Holdings LLC, Momentive Specialty Chemicals Inc. and each subsidiary of Momentive Specialty Chemicals Inc. party thereto.	8-K	001-00071	10.4	3/20/2012
10.64	Fourth Joinder and Supplement to Intercreditor Agreement, dated as of March 14, 2013, by and among Wilmington Trust, National Association, as trustee, JPMorgan Chase Bank N.A., as intercreditor agent, Wilmington Trust Company, as trustee and collateral agent and as second-priority agent, Momentive Specialty Chemicals Holdings LLC, Momentive Specialty Chemicals Inc. and each subsidiary of Momentive Specialty Chemicals Inc. party thereto.	8-K	001-00071	10.5	3/20/2012
10.65‡	Momentive Performance Materials Holdings LLC 2012 Incentive Compensation Plan	10-Q	001-00071	10.1	5/8/2012
10.66‡	First Amended Resolution Specialty Materials Inc 2004 Stock Option Plan	10-Q	001-00071	10.1	11/13/2012
10.67‡	First Amended Hexion LLC 2007 Long-Term Incentive Plan	10-Q	001-00071	10.2	11/13/2012
10.68	Registration Rights Agreement, dated as January 14, 2013, by and among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, Momentive Specialty Chemicals Inc., the other guarantors party thereto and Credit Suisse Securities (USA) LLC	8-K	001-00071	4.2	1/18/2013

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.69	Amendment to Third Amended and Restated Credit Agreement, dated as of January 14, 2013, among Momentive Specialty Chemicals Holdings LLC, Momentive Specialty Chemicals Inc., Momentive Specialty Chemicals Canada Inc., Momentive Specialty Chemicals B.V., Momentive Specialty Chemicals UK Limited, Borden Chemical UK Limited, the lenders party thereto from time to time, JPMorgan Chase Bank N.A., as administrative agent for the lenders and the other parties named therein.	8-K	001-00071	10.1	1/18/2013
10.70	Fifth Joinder and Supplement to Intercreditor Agreement, dated January 14, 2013, by and among Wilmington Trust, National Association, as trustee, JPMorgan Chase Bank N.A., as intercreditor agent, Wilmington Trust, National Association, as trustee and collateral agent and as second-priority agent, Momentive Specialty Chemicals Holdings LLC, Momentive Specialty Chemicals Inc. and each subsidiary of Momentive Specialty Chemicals Inc. party thereto.	8-K	001-00071	10.2	1/18/2013
10.71
Amended and Restated Intercreditor Agreement, dated as of January 31, 2013, among JPMorgan Chase Bank, N.A., as intercreditor agent, Wilmington Trust Company, as trustee and as collateral agent, Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as senior-priority agent for the holders of the notes issued under the 1.5 Lien Indenture (as defined therein), Wilmington Trust, National Association, as senior-priority agent for the holders of the notes issued under the First Lien Indenture (as defined therein), Momentive Specialty Chemicals Holdings LLC, Momentive Specialty Chemicals Inc. and subsidiaries of Momentive Specialty Chemicals Inc. party thereto.
		8-K	001-00071	10.1	2/6/2013
10.72	Additional Secured Party Consent, dated January 31, 2013, among Wilmington Trust Bank, National Association, as trustee and as authorized representative, JPMorgan Chase Bank, N.A., as applicable first lien representative and collateral agent, Momentive Specialty Chemicals Holdings LLC, Momentive Specialty Chemicals Inc. and subsidiaries of Momentive Specialty Chemicals Inc. party thereto.	8-K	001-00071	10.2	2/6/2013
10.73	Second Joinder and Supplement to Intercreditor Agreement, dated as of January 31, 2013, by and among Wilmington Trust, National Association, as trustee and senior-priority agent for the holders of the notes issued under the First Lien Indenture (as defined therein), JPMorgan Chase Bank, N.A., as intercreditor agent, Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as trustee and second-priority agent, Momentive Specialty Chemicals Holdings LLC, Momentive Specialty Chemicals Inc. and subsidiaries of Momentive Specialty Chemicals Inc. party thereto.	8-K	001-00071	10.3	2/6/2013
10.74	Amendment No. 1 to the Momentive Performance Materials Holdings LLC 2011 Equity Incentive Plan	8-K	001-00071	10.1	3/6/2013
10.75	Form of Restricted Deferred Unit Agreement of Momentive Performance Materials Holdings LLC	8-K	001-00071	10.2	3/6/2013
10.76	Form of Unit Option Agreement of Momentive Performance Materials Holdings LLC	8-K	001-00071	10.3	3/6/2013
10.77‡	Momentive Performance Materials Holdings LLC 2013 Incentive Compensation Plan	10-K	001-00071	10.91	4/1/2013
10.78‡	Momentive Performance Materials Holdings LLC 2012 Long-Term Cash Incentive Plan	10-K	001-00071	10.92	4/1/2013
10.79‡	Amended and Restated Momentive Performance Materials Holdings LLC 2011 Equity Incentive Plan	10-K	001-00071	10.93	4/1/2013
10.80‡	Special recognition bonus letter to Dale Plante dated November 15, 2011	10-K	001-00071	10.94	4/1/2013
10.81	Asset-Based Revolving Credit Agreement, dated as of March 28, 2013, by and among Momentive Specialty Chemicals Holdings LLC, Momentive Specialty Chemicals Inc., as U.S. borrower, Momentive Specialty Chemicals Canada Inc., as Canadian borrower, Momentive Specialty Chemicals B.V., as Dutch borrower, Momentive Specialty Chemicals UK Limited and Borden Chemical UK Limited, as U.K. borrowers, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, swingline lender and initial issuing bank.	8-K	001-00071	10.1	4/3/2013
10.82	ABL Intercreditor Agreement, dated as of March 28, 2013, by and among JPMorgan Chase Bank, N.A., as the ABL facility collateral agent, Wilmington Trust, National Association, as applicable first-lien agent and first-lien collateral agent, Momentive Specialty Chemicals Inc. and subsidiaries of Momentive Specialty Chemicals Inc. party thereto.	8-K	001-00071	10.2	4/3/2013
10.83	Collateral Agreement, dated as of March 28, 2013, by and among Momentive Specialty Chemicals Inc., subsidiaries of Momentive Specialty Chemicals Inc. party thereto and JPMorgan Chase Bank, N.A. as collateral agent.	8-K	001-00071	10.3	4/3/2013

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.84	Collateral Agreement, dated as of March 28, 2013, by and among Momentive Specialty Chemicals Inc., subsidiaries of Momentive Specialty Chemicals Inc. party thereto and Wilmington Trust, National Association, as collateral agent.	8-K	001-00071	10.4	4/3/2013
10.85	Third Joinder and Supplement to 1.5 Lien Intercreditor Agreement, dated as of March 28, 2013, by and among JPMorgan Chase Bank, N.A., as ABL credit agreement agent, former intercreditor agent and new intercreditor agent, Wilmington Trust, National Association, as 1.5 lien trustee, Wilmington Trust, National Association, as first lien trustee, Momentive Specialty Chemicals Holdings LLC, Momentive Specialty Chemicals Inc. and subsidiaries of Momentive Specialty Chemicals Inc. party thereto.	8-K	001-00071	10.5	4/3/2013
10.86	Joinder and Supplement to Second Lien Intercreditor Agreement, dated as of March 28, 2013, among JPMorgan Chase Bank, N.A., as ABL credit agreement agent, former intercreditor agent and new intercreditor agent, Wilmington Trust Company, as second-lien trustee, Wilmington Trust, National Association, as 1.5 lien trustee, Wilmington Trust, National Association, as first lien trustee, Momentive Specialty Chemicals Holdings LLC, Momentive Specialty Chemicals Inc. and subsidiaries of Momentive Specialty Chemicals Inc. party thereto.	8-K	001-00071	10.6	4/3/2013
10.87‡	Momentive Performance Materials Holdings LLC 2014 Incentive Compensation Plan					X
12.1	Statement regarding Computation of Ratios					X
18.1	Letter from PricewaterhouseCoopers, dated February 28, 2011 regarding preferability of a change in accounting principle	10-K	001-00071	18.1	2/28/2011
21.1	List of Subsidiaries of Momentive Specialty Chemicals Inc.					X
31.1	Rule 13a-14 Certifications					X
	(a) Certificate of the Chief Executive Officer					X
	(b) Certificate of the Chief Financial Officer					X
32.1	Section 1350 Certifications					X
101.INS*	XBRL Instance Document					X
101.SCH*	XBRL Schema Document					X
101.CAL*	XBRL Calculation Linkbase Document					X
101.LAB*	XBRL Label Linkbase Document					X
101.PRE*	XBRL Presentation Linkbase Document					X
101.DEF*	XBRL Definition Linkbase Document					X

†
The schedules and exhibits to these agreements are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedule or exhibit.

‡	Represents a management contract or compensatory plan or arrangement.

*	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). The financial information in the XBRL-related documents is “unaudited” or “unreviewed.”

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOMENTIVE SPECIALTY CHEMICALS INC.

By	/s/ William H. Carter
William H. Carter
Executive Vice President and Chief Financial Officer
Date: March 31, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Signature	Date
Craig O. Morrison	Director, President and Chief Executive Officer (Principal Executive Officer)	/s/ Craig O. Morrison	March 31, 2014

William H. Carter	Director, Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	/s/ William H. Carter	March 31, 2014

Geoffrey A. Manna	Director	/s/ Geoffrey A. Manna	March 31, 2014

Robert V. Seminara	Director	/s/ Robert V. Seminara	March 31, 2014

Scott M. Kleinman	Director	/s/ Scott M. Kleinman	March 31, 2014

David B. Sambur	Director	/s/ David B. Sambur	March 31, 2014

MOMENTIVE INTERNATIONAL HOLDINGS COOPERATIEF U.A.
CONSOLIDATED BALANCE SHEETS

(In millions)	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $3 and $18, respectively) (see Note 2)	$180	$121
Short-term investments	7	5
Accounts receivable (net of allowance for doubtful accounts of $13)	325	307
Accounts receivable from affiliates (see Note 5)	88	58
Loans receivable from affiliates (see Note 10)	33	29
Inventories:
Finished and in-process goods	137	135
Raw materials and supplies	60	68
Other current assets	45	40
Total current assets	875	763
Long-term loans receivable from affiliates (see Note 10)	19	4
Investment in unconsolidated entities	19	7
Other long-term assets	55	62
Property and equipment
Land	55	59
Buildings	186	189
Machinery and equipment	1,285	1,280
	1,526	1,528
Less accumulated depreciation	(990)	(868)
	536	660
Goodwill (see Note 6)	115	113
Other intangibles assets, net (see Note 6)	67	73
Total assets	$1,686	$1,682
Liabilities and Deficit
Current liabilities:
Accounts payable	$277	$262
Accounts payable to affiliates (see Note 5)	158	93
Debt payable within one year (see Note 9)	85	59
Affiliated debt payable within one year (see Note 10)	284	84
Income taxes payable	6	2
Other current liabilities	86	87
Total current liabilities	896	587
Long-term liabilities:
Long-term debt (see Note 9)	22	421
Affiliated long-term debt (see Note 10)	1,156	841
Deferred income taxes (see Note 16)	14	15
Long-term pension and post employment benefit obligations (see Note 13)	184	211
Other long-term liabilities	65	65
Total liabilities	2,337	2,140
Commitments and contingencies (see Notes 9, 11 and 12)
Deficit
Paid-in capital	22	30
Loans receivable from parent	(140)	(180)
Accumulated other comprehensive loss	(21)	(62)
Accumulated deficit	(511)	(246)
Total Momentive International Holdings Cooperatief U.A. shareholder’s deficit	(650)	(458)
Noncontrolling interest	(1)	—
Total deficit	(651)	(458)
Total liabilities and deficit	$1,686	$1,682
See Notes to Consolidated Financial Statements

MOMENTIVE INTERNATIONAL HOLDINGS COOPERATIEF U.A.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(In millions)	2013	2012	2011
Net sales	$2,771	$2,777	$3,077
Cost of sales	2,492	2,488	2,723
Gross profit	279	289	354
Selling, general and administrative expense	264	278	251
Asset impairments (see Note 2)	112	23	28
Business realignment costs (see Note 2)	8	24	11
Other operating (income) expense, net	(2)	5	(7)
Operating (loss) income	(103)	(41)	71
Interest expense, net	8	29	41
Affiliated interest expense, net (see Note 10)	83	53	51
Other non-operating expense (income), net	70	18	(4)
Loss from continuing operations before income taxes and earnings (losses) from unconsolidated entities	(264)	(141)	(17)
Income tax expense (benefit) (see Note 16)	3	(45)	(4)
Loss from continuing operations before earnings (losses) from unconsolidated entities	(267)	(96)	(13)
Earnings (losses) from unconsolidated entities, net of taxes	1	1	(2)
Net loss from continuing operations	(266)	(95)	(15)
Net income from discontinued operations, net of taxes	—	—	8
Net loss	(266)	(95)	(7)
Net loss attributable to noncontrolling interest	1	—	—
Net loss attributable to Momentive International Holdings Cooperatief U.A.	$(265)	$(95)	$(7)
See Notes to Consolidated Financial Statements

MOMENTIVE INTERNATIONAL HOLDINGS COOPERATIEF U.A.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
(In millions)	2013	2012	2011
Net loss	$(266)	$(95)	$(7)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2)	6	(22)
Gain (loss) recognized from pension and postretirement benefits	43	(97)	7
Other comprehensive income (loss)	41	(91)	(15)
Comprehensive loss	(225)	(186)	(22)
Comprehensive loss attributable to noncontrolling interest	1	1	—
Comprehensive loss attributable to Momentive International Holdings Cooperatief U.A.	$(224)	$(185)	$(22)
See Notes to Consolidated Financial Statements

MOMENTIVE INTERNATIONAL HOLDINGS COOPERATIEF U.A.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(In millions)	2013	2012	2011
Cash flows provided by operating activities
Net loss	$(266)	$(95)	$(7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	84	88	106
Allocations of corporate overhead, net (see Note 5)	9	9	9
Loss (gain) on foreign exchange guarantee agreement with parent (see Note 5)	32	8	(8)
Loss on cash pooling guarantee agreement with parent (see Note 5)	14	7	—
Gain on settlement of affiliated balances, net (see Note 3)	—	—	(6)
Deferred tax benefit	(18)	(55)	(26)
Non-cash impairments and accelerated depreciation	113	25	29
Unrealized foreign exchange loss (gain)	(20)	17	2
Other non-cash adjustments	(1)	6	6
Net change in assets and liabilities:
Accounts receivable	(48)	(1)	41
Inventories	7	(6)	(26)
Accounts payable	46	60	(47)
Income taxes payable	—	(2)	(4)
Other assets, current and non-current	(20)	49	32
Other liabilities, current and non-current	90	(29)	7
Net cash provided by operating activities	22	81	108
Cash flows (used in) provided by investing activities
Capital expenditures	(62)	(66)	(64)
Proceeds from the sale of business, net of cash transferred	—	—	124
Proceeds from the sale of assets	7	1	—
Funds remitted to unconsolidated affiliates, net	(15)	(6)	—
Change in restricted cash	15	(15)	3
(Purchases of) proceeds from sale of debt securities, net	(3)	2	(2)
Net cash (used in) provided by investing activities	(58)	(84)	61
Cash flows provided by (used in) financing activities
Net short-term debt borrowings	5	2	8
Borrowings of long-term debt	26	3	332
Repayments of long-term debt	(394)	(209)	(356)
Affiliated loan borrowings (repayments), net	494	114	(87)
Capital contribution from parent	31	30	30
Return of capital to parent	(48)	—	—
Common stock dividends paid	—	—	(1)
Net cash provided by (used in) financing activities	114	(60)	(74)
Effect of exchange rates on cash and cash equivalents	(4)	5	(6)
Increase (decrease) in cash and cash equivalents	74	(58)	89
Cash and cash equivalents (unrestricted) at beginning of year	103	161	72
Cash and cash equivalents (unrestricted) at end of year	$177	$103	$161
Supplemental disclosures of cash flow information
Cash paid for:
Interest, net	$91	$81	$95
Income taxes, net of cash refunds	—	12	17
Non-cash investing and financing activity:
Contribution from parent—contribution of intercompany accounts receivable related to foreign exchange guarantee agreement with parent (see Note 5)	$—	$—	$89
Distribution to parent—settlement of foreign exchange guarantee agreement with parent (See Note 5)	—	(5)	—
Contribution of ownership in subsidiary from parent (see Note 14)	—	67	—
See Notes to Consolidated Financial Statements

MOMENTIVE INTERNATIONAL HOLDINGS COOPERATIEF U.A.
CONSOLIDATED STATEMENTS OF DEFICIT

(In millions)	Paid-in (Deficit) Capital	Loans Receivable from Parent	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Momentive International Holdings Cooperatief U.A. Shareholders’ Deficit	Noncontrolling Interest	Total
Balance at December 31, 2010	$(135)	$(87)	$(82)	$(74)	$(378)	$3	$(375)
Net loss	—	—	—	(7)	(7)	—	(7)
Other comprehensive loss	—	—	(15)	—	(15)	—	(15)
Net borrowings to parent	—	(142)	—	—	(142)	—	(142)
Translation adjustment and other non-cash changes in principal	—	25	—	—	25	—	25
Dividends declared	—	—	—	(1)	(1)	—	(1)
Capital contribution from parent	30	—	—	—	30	—	30
Capital contribution from parent—contribution of intercompany accounts receivable related to foreign exchange guarantee agreement with parent (see Note 5)	89	—	—	—	89	—	89
Allocations of corporate overhead (See Note 5)	9	—	—	—	9	—	9
Divestiture of IAR Business (see Note 3)	(5)	—	—	—	(5)	(2)	(7)
Balance at December 31, 2011	(12)	(204)	(97)	(82)	(395)	1	(394)
Net loss	—	—	—	(95)	(95)	—	(95)
Other comprehensive loss	—	—	(90)	—	(90)	(1)	(91)
Net borrowings to parent	—	(5)	—	—	(5)	—	(5)
Translation adjustment and other non-cash changes in principal	—	29	—	—	29	—	29
Capital contribution from parent	30	—	—	—	30	—	30
Allocations of corporate overhead (see Note 5)	9	—	—	—	9	—	9
Distribution to parent—settlement of foreign exchange guarantee agreement with parent (see Note 5)	(5)	—	—	—	(5)	—	(5)
Contribution of ownership in subsidiary from parent (see Note 14)	9	—	125	(67)	67	—	67
Deconsolidation of noncontrolling interest in subsidiary held by parent (see Note 2)	(1)	—	—	(2)	(3)	—	(3)
Balance at December 31, 2012	30	(180)	(62)	(246)	(458)	—	(458)
Net loss	—	—	—	(265)	(265)	(1)	(266)
Other comprehensive income	—	—	41	—	41	—	41
Net borrowings from parent	—	30	—	—	30	—	30
Translation adjustment and other non-cash changes in principal	—	10	—	—	10	—	10
Capital contribution from parent	31	—	—	—	31	—	31
Allocations of corporate overhead (see Note 5)	9	—	—	—	9	—	9
Return of capital to parent	(48)	—	—	—	(48)	—	(48)
Balance at December 31, 2013	$22	$(140)	$(21)	$(511)	$(650)	$(1)	$(651)

See Notes to Consolidated Financial Statements

MOMENTIVE INTERNATIONAL HOLDINGS COOPERATIEF U.A.

Notes to Consolidated Financial Statements
(In millions)
1. Background and Basis of Presentation
Momentive International Holdings Cooperatief U.A. (“CO-OP”) is a holding company whose primary assets are its investments in Momentive Specialty Chemicals B.V. (“MSC B.V.”) and Momentive Specialty Chemicals Canada, Inc. (“MSC Canada”), and their respective subsidiaries. Together, CO-OP, through its investments in MSC Canada and MSC B.V. and their respective subsidiaries, (collectively referred to as the “Company”), is engaged in the manufacture and marketing of urea, phenolic, epoxy and epoxy specialty resins and coatings applications primarily used in forest and industrial and construction products and other specialty and industrial chemicals worldwide. At December 31, 2013, the Company’s operations included 36 manufacturing facilities in Europe, North America, South America, Australia, New Zealand and Korea. The Company is a wholly owned subsidiary of Momentive Specialty Chemicals Inc. (“MSC”) and has significant related party transactions with MSC, as discussed in Note 5. CO-OP operates as a business under the direction and with support of its parent, MSC. All entities are under the common control of MSC.
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
Foreign Currency Translations—Assets and liabilities of foreign affiliates are translated at the exchange rates in effect at the balance sheet date. Income, expenses and cash flows are translated at average exchange rates prevailing during the year. The Company recognized transaction losses of $14, $4 and $3 for the years ended December 31, 2013, 2012 and 2011, respectively, which are included as a component of “Net loss.” In addition, gains or losses related to the Company’s intercompany loans payable and receivable denominated in a foreign currency other than the subsidiary’s functional currency that are deemed to be permanently invested are also remeasured to cumulative translation and recorded in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets. The effect of translation is included in “Accumulated other comprehensive loss.”
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
Cash and Cash Equivalents—The Company considers all highly liquid investments that are purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2013 and 2012, the Company had interest-bearing time deposits and other cash equivalent investments of $14 and $15, respectively. These amounts are included in the Consolidated Balance Sheets as a component of “Cash and cash equivalents.” The Company does not present cash flows from discontinued operations separately in the Consolidated Statements of Cash Flows.
Investments—Investments with original maturities greater than 90 days but less than one year are included in the Consolidated Balance Sheets as “Short-term investments.” At December 31, 2013 and 2012, the Company had Brazilian real denominated U.S. dollar index investments of $7 and $5, respectively. These investments, which are classified as held-to-maturity securities, are recorded at cost, which approximates fair value.
Allowance for Doubtful Accounts—The allowance for doubtful accounts is estimated using factors such as customer credit ratings and past collection history. Receivables are charged against the allowance for doubtful accounts when it is probable that the receivable will not be collected.
Inventories—Inventories are stated at lower of cost or market using the first-in, first-out method. Costs include direct material, direct labor and applicable manufacturing overheads, which are based on normal production capacity. Abnormal manufacturing costs are recognized as period costs and fixed manufacturing overheads are allocated based on normal production capacity. An allowance is provided for excess and obsolete inventories based on management’s review of inventories on-hand compared to estimated future usage and sales. Inventories in the Consolidated Balance Sheets are presented net of an allowance for excess and obsolete inventory of $4 at both December 31, 2013 and 2012.

Deferred Expenses—Deferred debt financing costs are included in “Other long-term assets” in the Consolidated Balance Sheets and are amortized over the life of the related debt or credit facility using the effective interest method. Upon extinguishment of any debt, the related debt issuance costs are written off. At December 31, 2013 and 2012, the Company’s unamortized deferred financing costs were $2 and $4, respectively.
Property and Equipment—Land, buildings and machinery and equipment are stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of properties (the average estimated useful lives for buildings and machinery and equipment are 20 years and 15 years, respectively). Assets under capital leases are amortized over the lesser of their useful life or the lease term. Major renewals and betterments are capitalized. Maintenance, repairs, minor renewals and turnarounds (periodic maintenance and repairs to major units of manufacturing facilities) are expensed as incurred. When property and equipment is retired or disposed of, the asset and related depreciation are removed from the accounts and any gain or loss is reflected in operating income. The Company capitalizes interest costs that are incurred during the construction of property and equipment. Depreciation expense was $73, $78 and $93 for the years ended December 31, 2013, 2012 and 2011, respectively.
Goodwill and Intangibles—The excess of purchase price over net tangible and identifiable intangible assets of businesses acquired is carried as “Goodwill” in the Consolidated Balance Sheets. Separately identifiable intangible assets that are used in the operations of the business (e.g., patents and technology, tradenames, customer lists and contracts) are recorded at cost (fair value at the time of acquisition) and reported as “Other intangible assets, net” in the Consolidated Balance Sheets. Costs to renew or extend the term of identifiable intangible assets are expensed as incurred. The Company does not amortize goodwill or indefinite-lived intangible assets. Intangible assets with determinable lives are amortized on a straight-line basis over the shorter of the legal or useful life of the assets, which range from 1 to 30 years (see Note 6).
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
During the years ended December 31, 2013, 2012 and 2011, long-lived asset impairments of $112, $23 and $28, respectively, were included in “Asset impairments” in the Consolidated Statements of Operations. In addition, during the years ended December 31, 2013, 2012 and 2011, the Company recorded accelerated depreciation on closing facilities of less than $1, $2 and $1, respectively.
Long-Lived and Amortizable Intangible Assets
In 2013, as a result of the Company significantly lowering its forecast of estimated earnings and cash flows for its epoxy business from those previously projected, increased competition from Asian imports and continued expected overcapacity in the epoxy resins market in 2014, the Company recorded impairments of $104 on certain long-lived assets (see Note 7).
In 2013, as a result of the likelihood that certain long-lived assets would be disposed of before the end of their estimated useful lives, resulting in lower future cash flows associated with these assets, the Company recorded impairments of $7 on these assets (see Note 7).
In 2013, as a result of the Company’s decision to dispose of certain long-lived assets before the end of their estimated useful lives, the Company wrote down long-lived assets with a carrying value of $1 to fair value of $0, resulting in an impairment charge of $1 (see Note 7).
In 2012, as a result of the likelihood that certain long-lived assets would be disposed of before the end of their estimated useful lives, resulting in lower future cash flows associated with these assets, the Company recorded impairments of $21 on these assets (see Note 7).
In 2012, as a result of market weakness and the loss of a customer, resulting in lower future cash flows associated with certain long-lived assets within the Company’s European forest products business, the Company recorded impairments of $2 on these assets (see Note 7).
In 2011, as a result of the likelihood that certain long-lived assets would be sold before the end of their estimated useful lives in order to bring manufacturing capacity in line with current market demand, the Company recorded impairment charges of $10 on these assets (see Note 7).
In 2011, as a result of the permanent closure of a large customer in the second quarter of 2011 and continued competitive pressures resulting in successive periods of negative cash flows associated with certain long-lived assets within the Company’s European forest products business, the Company recorded impairment charges of $18 on these assets (see Note 7).
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
At October 1, 2013 and 2012, the estimated fair value of the Company’s reporting units was deemed to be substantially in excess of the carrying amount of assets (including goodwill) and liabilities assigned to each reporting unit.
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
Research and Development Costs—Funds are committed to research and development activities for technical improvement of products and processes that are expected to contribute to future earnings. All costs associated with research and development are charged to expense as incurred. Research and development and technical service expense of $40, $38 and $40 for the years ended December 31, 2013, 2012 and 2011, respectively, is included in “Selling, general and administrative expense” in the Consolidated Statements of Operations.
Business Realignment Costs—The Company incurred “Business realignment costs” totaling $8, $24 and $11 for the years ended December 31, 2013, 2012 and 2011, respectively. For the year ended December 31, 2013, these costs primarily represent certain environmental expenses related to the Company’s productivity savings programs, as well as other minor headcount reduction programs. For the years ended December 31, 2012 and 2011, these costs primarily represent expenses to implement productivity savings programs to reduce the Company’s cost structure and align manufacturing capacity with current volume demands (see Note 4), as well as other minor headcount reduction programs.
Income Taxes—The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of the assets and liabilities.
Deferred tax balances are adjusted to reflect tax rates, based on current tax laws that will be in effect in the years in which temporary differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. For purposes of these financial statements, the international subsidiaries are treated as foreign subsidiaries of a domestic parent, the Company, for all periods presented. Income tax expense (benefit) for the Company as well as a rate reconciliation is provided in Note 16.
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
Subsequent Events—The Company has evaluated events and transactions subsequent to December 31, 2013 through March 31, 2014, the date of issuance of its Consolidated Financial Statements.
Recently Issued Accounting Standards
Newly Adopted Accounting Standards
On February 5, 2013, the Company adopted the provisions of Accounting Standards Update No. 2013-02: Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 amended existing comprehensive income guidance and is intended to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 requires entities to disclose additional detail about the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. ASU 2013-02 allows an entity to provide information about the effects on net income of significant amounts reclassified out of each component of accumulated other comprehensive income on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. The adoption of ASU 2013-02 did not have a material impact on the Company’s Consolidated Financial Statements. See Note 15 for the disclosures required by ASU 2013-02.
Newly Issued Accounting Standards
In July 2013, the FASB issued Accounting Standards Update No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 amended existing income tax guidance and is intended to reduce the diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses or tax credit carryforwards exist. The Company elected to adopt ASU 2013-11 during the year ended December 31, 2013. The adoption of ASU 2013-11 did not have a material impact on the Company’s Consolidated Financial Statements.
3. Discontinued Operations
On January 31, 2011, the Company sold its global inks and adhesive resins business (“IAR Business”) to Harima Chemicals Inc. (“Harima”) for a purchase price of $120.
The portion of the IAR Business held by the Company before the sale date represents substantially all of the international operations of the IAR Business. The international operations of the IAR Business include 9 manufacturing facilities in the Europe, South America and Asia-Pacific regions. The IAR Business held by the Company had net sales of $23 and pre-tax income of $9 for the year ended December 31, 2011. The IAR Business is reported as a discontinued operation for all periods presented.
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
The equity interests of certain of the Company’s subsidiaries included in the sale were partially held by MSC subsidiaries outside of the Company. The elimination of such equity interests has been recorded as a reduction of “Paid-in capital” in the Consolidated Statements of Deficit.

4. Restructuring
2012 Restructuring Activities
In 2012, in response to softening demand in certain of its businesses in the second half of 2011, the Company initiated significant restructuring programs with the intent to optimize its cost structure and bring manufacturing capacity in line with demand. At December 31, 2012, the Company had substantially completed its productivity savings restructuring program.
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
Workforce reduction costs primarily relate to non-voluntary employee termination benefits and are accounted for under the guidance for nonretirement postemployment benefits or as exit and disposal costs, as applicable. During the year ended December 31, 2012 charges of $22 were recorded in “Business realignment costs” in the Consolidated Statements of Operations. At December 31, 2012, the Company had accrued $7 for restructuring liabilities, which is included in “Other current liabilities” in the Consolidated Balance Sheets.
5. Related Party Transactions
Product Sales and Purchases
The Company sells finished goods and certain raw materials to MSC and certain of its subsidiaries. Total sales were $180, $181 and $197 for the years ended December 31, 2013, 2012 and 2011, respectively. The Company also purchases raw materials and finished goods from MSC and certain of its subsidiaries. Total purchases were $68, $92 and $86 for the years ended December 31, 2013, 2012 and 2011, respectively.
The Company sells products to certain Apollo affiliates and other related parties. These sales were $12, $11 and $0 for the years ended December 31, 2013, 2012 and 2011, respectively. Accounts receivable from these affiliates were $1 and $2 at December 31, 2013 and 2012, respectively. The Company also purchases raw materials and services from certain Apollo affiliates and other related parties. These purchases were $11, $18 and $17 for the years ended December 31, 2013, 2012 and 2011, respectively. The Company had accounts payable to these affiliates of less than $1 and $4 at December 31, 2013 and 2012, respectively.
Billed Allocated Expenses
MSC incurs various administrative and operating costs on behalf of the Company that are reimbursed by the Company. These costs include engineering and technical support, purchasing, quality assurance, sales and customer service, information systems, research and development and certain administrative services. These service costs have been allocated to the Company generally based on sales or sales volumes and when determinable, based on the actual usage of resources. These costs were $43, $36 and $42 for the years ended December 31, 2013, 2012 and 2011, respectively, and are primarily included within “Selling, general and administrative expense” in the Consolidated Statements of Operations.
MSC provides global services related to procurement to the Company. These types of services are a raw materials based charge as a result of the global services being primarily related to procurement. The Company’s expense relating to these services totaled $23, $31 and $37 for the years ended December 31, 2013, 2012 and 2011, respectively, and is classified in “Selling, general and administrative expense” in the Consolidated Statements of Operations.
The Company also has various technology and royalty agreements with MSC. Charges under these agreements are based on revenue or profits generated. The Company’s total expense related to these agreements was $33, $45 and $20 for the years ended December 31, 2013, 2012 and 2011, respectively, and is classified in “Selling, general and administrative expense” in the Consolidated Statements of Operations.
In addition, MSC maintains certain insurance policies that benefit the Company. Expenses related to these policies are allocated to the Company based upon sales, and were $4 for each of the years ended December 31, 2013, 2012 and 2011. These expenses are included in “Selling, general and administrative expense” in the Consolidated Statements of Operations.

Foreign Exchange Gain/Loss Agreement
In December 2010, the Company entered into a foreign exchange gain/loss guarantee agreement with MSC whereby MSC agreed to hold the Company neutral for any foreign exchange gains or losses incurred by the Company for income tax purposes associated with certain of its affiliated loans. In 2011, MSC contributed its outstanding receivable of $89 related to the hedge agreement to the Company as a capital contribution and permanent investment in the Company, and is recorded in “Paid-in capital” in the Consolidated Statements of Deficit.
In January 2011, the Company entered into a foreign exchange gain/loss guarantee agreement with MSC whereby MSC agreed to hold the Company neutral for any foreign exchange gains or losses incurred by the Company for statutory purposes associated with certain of its affiliated loans. The agreement was effective for all of 2011 and was renewed in both 2012 and 2013. The Company recorded an unrealized (loss) gain of $(32) $(8) and $8 for the years ended December 31, 2013, 2012 and 2011, respectively, which has been recorded within “Other non-operating expense (income), net” in the Consolidated Statements of Operations. In 2012, the Company contributed its outstanding net receivable of $5, related to the hedge agreement results from 2011 and renumeration amounts from 2010 and 2011, to MSC as a return of capital, and is recorded in “Paid-in capital” in the Consolidated Statements of Deficit.
Cash Pooling Agreement Guarantee
In March 2012, the Company entered into a guarantee agreement with MSC whereby MSC agreed to hold the Company neutral for any interest income or expense exposure incurred by the Company for income tax purposes associated with certain of its affiliated loans that were entered into under an internal cash management agreement. In connection with this agreement, the Company recorded expense of $14 and $7 for the years ended December 31, 2013 and 2012, respectively, which has been recorded within “Other non-operating expense (income), net” in the Consolidated Statements of Operations.
Accounts Receivable Factoring Agreement Guarantee
In December 2013, the Company entered into a guarantee agreement with MSC whereby MSC agreed to hold the Company neutral for any foreign exchange or bad debt exposure incurred by the Company for income tax purposes associated with purchases and sales of accounts receivable under an internal accounts receivable purchase and sale agreement. In connection with this agreement, the Company recorded expense of $1 for the year ended December 31, 2013, which has been recorded within “Other non-operating expense (income), net” in the Consolidated Statements of Operations.
Other Allocated Expenses
During the year ended December 31, 2013, MSC allocated approximately $15 of expenses to the Company related to the Company’s estimated share of certain financing fees incurred by MSC in conjunction with the refinancing transactions in 2013 (see Note 9). These amounts are included in “Other non-operating expense (income), net” in the Consolidated Statements of Operations.
At December 31, 2013 and 2012, the Company had affiliated receivables of $88 and $58, respectively, and affiliated payables of $158 and $93, respectively, pertaining to all of the billed related party transactions described above.
Unbilled Allocated Corporate Controlled Expenses

In addition to direct charges, MSC provides certain administrative services that are not reimbursed by the Company. These costs include corporate controlled expenses such as executive management, legal, health and safety, accounting, tax and credit, and have been allocated herein to the Company on the basis of “Net sales.” The charges also include allocated stock-based compensation expense of $1, $2 and $4 for the years ended December 31, 2013, 2012 and 2011, respectively, which is included in the Finance section of the table below. Management believes that the amounts are allocated in a manner that is reasonable and consistent, and that these allocations are necessary in order to properly depict the financial results of the Company on a stand-alone basis. However, the amounts are not necessarily indicative of the costs that would have been incurred if the Company had operated independently. These charges are included in “Selling, general and administrative expense” in the Consolidated Statements of Operations, with the offsetting credit recorded in “Paid-in capital.” There is no income tax provided on these amounts because they are not deductible for tax purposes.
The following table summarizes the corporate controlled expense allocations for the years ended December 31:

	2013	2012	2011
Executive group	$2	$2	$4
Environmental, health and safety services	1	1	2
Finance	6	6	3
Total	$9	$9	$9
See Note 10 for a description of the Company’s affiliated financing and investing activities.

Subsequent Events
The Company anticipates closing in April on the purchase of 100% of the interests in a Canadian subsidiary of Momentive Performance Materials Inc. (“MPM”), an affiliate of the Company’s parent, for a purchase price of approximately $12. As a part of the anticipated transaction the Company will also enter into a non-exclusive distribution agreement with a subsidiary of MPM, whereby the subsidiary of the Company will act as a distributor of certain of MPM’s products in Canada. The agreement has a term of 10 years, and is cancelable by either party with 180 days’ notice. The Company will be compensated for acting as distributor at a rate of 2% of the net selling price of the related products sold. Additionally, MPM will provide transitional services to the Company for a period of 6 months.
In March 2014, the Company entered into a ground lease with a Brazilian subsidiary of MPM to lease a portion of MPM’s manufacturing site in Itatiba, Brazil for purposes of constructing and operating an epoxy production facility. In conjunction with the ground lease, the Company also entered into a site services agreement whereby MPM’s subsidiary will provide to the Company various services such as environmental, health and safety, security, maintenance and accounting, amongst others, to support the operation of this new facility.

6. Goodwill and Other Intangible Assets
The gross carrying amount and accumulated impairments of goodwill consist of the following as of December 31:

2013				2012
Gross Carrying Amount	Accumulated Impairments	Accumulated Foreign Currency Translation	Net Book Value	Gross Carrying Amount	Accumulated Impairments	Accumulated Foreign Currency Translation	Net Book Value
$106	$(5)	$14	$115	$106	$(5)	$12	$113
The changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 are as follows:

Total
Goodwill balance at December 31, 2011	$111
Foreign currency translation	2
Goodwill balance at December 31, 2012	113
Foreign currency translation	2
Goodwill balance at December 31, 2013	$115
The Company’s intangible assets with identifiable useful lives consist of the following as of December 31:

	2013				2012
	Gross Carrying Amount	Accumulated Impairments	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Impairments	Accumulated Amortization	Net Book Value
Patents and technology	$67	$—	$(36)	$31	$65	$—	$(32)	$33
Customer lists and contracts	78	(17)	(41)	20	78	(17)	(37)	24
Other	19	—	(3)	16	19	—	(3)	16
Total	$164	$(17)	$(80)	$67	$162	$(17)	$(72)	$73
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
Total intangible amortization expense for the years ended December 31, 2013, 2012 and 2011 was $11, $10 and $12, respectively.
Estimated annual intangible amortization expense for 2014 through 2018 is as follows:

2014	$11
2015	10
2016	10
2017	8
2018	5

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

Recurring Fair Value Measurements
Following is a summary of assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
December 31, 2013
Derivative liabilities	$—	$(39)	$—	$(39)
December 31, 2012
Derivative liabilities	$—	$(7)	$—	$(7)
Level 2 derivative liabilities consist of derivative instruments transacted primarily in over-the-counter markets.
There were no transfers between Level 1, Level 2 or Level 3 measurements during the years ended December 31, 2013 and 2012.
The Company calculates the fair value of its Level 2 derivative liabilities using standard pricing models with market-based inputs, adjusted for nonperformance risk. When its financial instruments are in a liability position, the Company evaluates its credit risk as a component of fair value. At December 31, 2013 and 2012, no adjustment was made by the Company to reduce its derivative liabilities for nonperformance risk.
When its financial instruments are in an asset position, the Company is exposed to credit loss in the event of nonperformance by other parties to these contracts and evaluates their credit risk as a component of fair value.
Non-recurring Fair Value Measurements
Following is a summary of losses as a result of the Company measuring assets at fair value on a non-recurring basis during the years ended December 31, 2013, 2012, and 2011, all of which were valued using Level 3 inputs.

	Year Ended December 31,
	2013	2012	2011
Long-lived assets held and used	$111	$23	$28
Long-lived assets held for disposal/abandonment	1	—	—
Total	$112	$23	$28
In 2013, the Company significantly lowered its forecast of estimated earnings and cash flows for its epoxy business from those previously projected. This was due to sustained overcapacity in the epoxy resins market throughout 2013 and increased competition from Asian imports, which resulted in a significant decrease in earnings and cash flows in the epoxy business in the fourth quarter of 2013. Additionally, the Company expects continued overcapacity in the epoxy resins market in 2014. As a result, the Company wrote down long-lived assets with a carrying value of $207 to fair value of $103, resulting in an impairment charge of $104. These assets were valued by using a discounted cash flow analysis based on assumptions that market participants would use. Significant unobservable inputs in the discounted cash flow analysis included projected long-term future cash flows, projected growth rates and discount rates associated with these long-lived assets. Future projected long-term cash flows and growth rates were derived from models based upon forecasts prepared by the Company’s management. These projected cash flows were discounted using a rate of 14%.

In 2013, as a result of the likelihood that certain long-lived assets would be disposed of before the end of their estimated useful lives, resulting in lower future cash flows associated with these assets, the Company wrote down long-lived assets with a carrying value of $8 to fair value of $1, resulting in an impairment charge of $7. These assets were valued by using a discounted cash flow analysis based on assumptions that market participants would use. Significant unobservable inputs in the model included projected short-term future cash flows associated with these long-lived assets through the projected disposal date. Future projected short-term cash flows were derived from forecast models based upon budgets prepared by the Company’s management.
In 2013, as a result of the Company’s decision to dispose of certain long-lived assets before the end of their estimated useful lives, the Company wrote down long-lived assets with a carrying value of $1 to fair value of $0, resulting in an impairment charge of $1.
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
Non-derivative Financial Instruments
The following table summarizes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
December 31, 2013
Debt	$107	$—	$103	$4	$107
December 31, 2012
Debt	$480	$—	$471	$4	$475
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
In 2008, to offset the balance sheet and interest rate exposures and cash flow variability associated with a non-U.S. subsidiary’s U.S. dollar denominated term loan, the Company entered into a three-year cross-currency and interest rate swap agreement. The swap agreement required the Company to sell euros in exchange for U.S. dollars at a rate of 1.2038. The Company also paid a variable rate equal to Euribor plus 390 basis points and received a variable rate equal to the U.S. dollar LIBOR plus 250 basis points. The swap agreement had an initial notional amount of $25 that amortized quarterly on a straight line basis to $24, prior to maturing on September 30, 2011. The Company paid a weighted average interest rate of 5.0%, and received a weighted average interest rate of 2.8% during the year ended December 31, 2011. During the year ended December 31, 2011, the Company paid $4 to settle the cross-currency and interest rate swap. This amount is recorded in “Other non-operating expense (income), net” in the Consolidated Statements of Operations.
Foreign Exchange Gain/Loss Agreement
The Company entered into a foreign exchange gain/loss guarantee agreement in 2011 (which was renewed in both 2012 and 2013) with MSC whereby MSC agreed to hold the Company neutral for any foreign exchange gains or losses incurred by the Company for income tax purposes associated with certain of its affiliated loans. This arrangement qualifies as a derivative and is recorded at fair value in the Consolidated Balance Sheets. The Company does not apply hedge accounting to this derivative instrument.
Foreign Exchange Rate Swaps
The Company periodically uses foreign exchange rate swaps to hedge foreign currency exposure on certain assets and liabilities of its foreign subsidiaries which are denominated in currencies other than the respective functional currency.
The Company is party to various foreign exchange rate swaps in Brazil in order to reduce the foreign currency risk associated with certain assets and liabilities of its Brazilian subsidiary that are denominated in U.S. dollars. The counter-parties to the foreign exchange rate swap agreements are financial institutions with investment grade ratings. The Company does not apply hedge accounting to these derivative instruments.
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

The following table summarizes the Company’s asset and liability derivative financial instruments as of December 31:

	2013				2012
Derivatives not designated as hedging instruments	Average Days to Maturity	Average Contract Rate	Notional Amount	Fair Value Liability	Average Days to Maturity	Average Contract Rate	Notional Amount	Fair Value Liability	Location of Derivative Liability
Foreign Exchange Gain/Loss Agreement
Foreign exchange gain/loss agreement with affiliate	365	—	$681	$(39)	365	—	$510	$(7)	Accounts payable to affiliates
Foreign Exchange Rate Swaps
Brazil foreign exchange rate swaps - asset	—	—	7	—	—	—	—	—	Other current assets
Brazil foreign exchange rate swaps - liability	—	—	13	—	—	—	—	—	Other current liabilities
Interest Rate Swap
Australian dollar interest swap	339	—	6	—	704	—	6	—	Other current liabilities
Total				$(39)				$(7)
The following table summarizes gains and losses recognized on the Company’s derivative financial instruments, which are recorded in “Other non-operating expense (income), net” in the Consolidated Statements of Operations:

Derivatives not designated as hedging instruments	Amount of (Loss) Gain Recognized in Income for the year ended December 31:
	2013	2012	2011
Foreign Exchange Gain/Loss Agreement
Foreign exchange gain/loss agreement with affiliate	$(32)	$(8)	$8
Foreign Exchange and Interest Rate Swap
Cross-Currency and Interest Rate Swap	—	—	(1)
Foreign Exchange Rate Swaps
Brazil foreign exchange rate swaps	—	—	—
Interest Rate Swap
Australian dollar interest swap	—	—	—
Total	$(32)	$(8)	$7
9. Debt and Lease Obligations
Debt outstanding at December 31 follows:

	2013		2012
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
ABL Facility	$—	$—	$—	$—
MSC Senior Secured Credit Facilities:
Floating rate term loans due 2015 at 4.3% at December 31, 2012	—	—	364	4
Other Borrowings:
Australia Facility due 2014 at 4.8% and 6.1% at December 31, 2013 and 2012, respectively	—	35	31	5
Brazilian bank loans at 7.5% and 8.1% at December 31, 2013 and 2012, respectively	13	46	18	41
Capital leases and other	9	4	8	9
Total	$22	$85	$421	$59

ABL Facility
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
The ABL Facility has a five-year term unless, on the date that is 91 days prior to the scheduled maturity of MSC’s 8.875% Senior Secured Notes due 2018, more than $50 aggregate principal amount of 8.875% Senior Secured Notes due 2018 is outstanding, in which case the ABL Facility will mature on such earlier date. Availability under the ABL Facility is $400, subject to a borrowing base based on a specified percentage of eligible accounts receivable and inventory. The ABL Facility bears interest on loans to the Company’s subsidiaries at a floating rate based on, at the Company's option, an adjusted LIBOR rate plus an initial applicable margin of 2.25% or an alternate base rate plus an initial applicable margin of 1.25%. From and after the date of delivery of MSC's financial statements for the first fiscal quarter ended after the effective date of the ABL Facility, the applicable margin for such borrowings will be adjusted depending on the availability under the ABL Facility. As of December 31, 2013, the applicable margin for LIBOR rate loans was 1.75% and for alternate base rate loans was 0.75%. In addition to paying interest on outstanding principal under the ABL Facility, MSC is required to pay a commitment fee to the lenders in respect of the unutilized commitments at an initial rate equal to 0.50% per annum, subject to adjustment depending on the usage. The ABL Facility does not have any financial maintenance covenants, other than a fixed charge coverage ratio of 1.0 to 1.0 that only applies if availability under the ABL Facility is less than the greater of (a) $40 and (b) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time. The fixed charge coverage ratio under the credit agreement governing the ABL Facility is generally defined as the ratio of (a) Adjusted EBITDA minus non-financed capital expenditures and cash taxes to (b) debt service plus cash interest expense plus certain restricted payments, each measured on a last twelve months, or LTM, basis. The ABL Facility is secured by, among other things, first-priority liens on most of the inventory and accounts receivable and related assets of MSC, its domestic subsidiaries and certain of its foreign subsidiaries (including the Company and MSC B.V., MSC Canada and certain MSC UK subsidiaries) (the “ABL Priority Collateral”), and by second-priority liens on certain collateral that generally includes most of MSC’s, its domestic subsidiaries’ and certain of its foreign subsidiaries’ assets other than the ABL Priority Collateral, in each case subject to certain exceptions and permitted liens. Cross collateral guarantees exist whereby MSC is a guarantor of the Company's borrowings under the ABL Facility, while the Company and certain of its subsidiaries guarantee certain obligations of MSC and its subsidiaries. Events of default include the failure to pay principal and interest when due, a material breach of representation or warranty, covenant defaults, events of bankruptcy and a change of control. In addition, the ABL Facility of MSC contains cross-acceleration and cross default provisions. Accordingly, events of default under certain other foreign debt agreements could result in certain of the Company's outstanding debt becoming immediately due and payable.
Available borrowings to the Company’s subsidiaries under the ABL Facility were $173 as of December 31, 2013, and there were no outstanding borrowings under the ABL Facility as of December 31, 2013.
Senior Secured Credit Facilities of MSC
MSC's amended senior secured credit facilities were terminated in March 2013 in connection with the closing of MSC's ABL Facility described above. Prior to its termination, certain of the Company’s subsidiaries (MSC B.V., MSC Canada and certain MSC UK subsidiaries) were eligible to participate in MSC’s amended senior secured credit facilities.
Term Loans
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
Revolving Credit Facility
Under MSC’s extended $192 revolving facility as of December 31, 2012, MSC B.V. was able to borrow an aggregate maximum of $107, while MSC Canada was able to borrow a maximum of $45. The interest rate for the revolving credit facility through May 31, 2011 was adjusted LIBOR plus 2.50%. The extended revolving loans, which took effect upon the May 31, 2011 maturity of MSC’s prior revolving credit facility, bore interest at a rate of LIBOR plus 4.50%. In March 2012, MSC further extended $171 of its revolving facility commitments from February 2013 to December 2014. The interest rate for loans made under these extended revolving facility commitments was increased to adjusted LIBOR plus 4.75%. As of December 31, 2012, the Company had no outstanding borrowings under the MSC revolving facilities.

Other Borrowings
The Company’s Australian Term Loan Facility has a variable interest rate equal to the 90 day Australian or New Zealand Bank Bill Rates plus an applicable margin. The agreement also provides access to a $10 revolving credit facility. There were no outstanding balances on the revolving credit facility at December 31, 2013 or 2012.
The Brazilian bank loans represent various bank loans, primarily for working capital purposes and to finance the construction of a new plant in 2010.
In addition to available borrowings under MSC’s revolving credit facility, the Company has available borrowings under various international credit facilities. At December 31, 2013, under these international credit facilities the Company had $43 available to fund working capital needs and capital expenditures. While these facilities are primarily unsecured, portions of the lines are collateralized by equipment and cash and short term investments at December 31, 2013.
Hexion NSF, along with Hexion U.S. Finance Corp, a subsidiary of MSC, are co-issuers and obligors of $574 of 9.00% Second-Priority Senior Secured Notes due 2020, as well as $200 of 8.875% Senior Secured Notes due 2018. These notes are guaranteed by MSC and certain of its subsidiaries, and are not reflected in the Company's Consolidated Financial Statements.
Aggregate maturities of debt and minimum annual rentals under operating leases at December 31, 2013, for the Company are as follows:

Year	Debt	Minimum Rentals Under Operating Leases	Minimum Payments Under Capital Leases
2014	$84	$8	$1
2015	7	7	1
2016	6	7	—
2017	6	6	—
2018	—	5	—
2019 and beyond	—	13	2
Total minimum payments	$103	$46	4
Less: Amount representing interest			—
Present value of minimum payments			$4
The Company’s operating leases consist primarily of vehicles, equipment, land and buildings. Rental expense under operating leases amounted to $10, $9 and $9 for the years ended December 31, 2013, 2012 and 2011, respectively.
10. Affiliated Financing
The following table summarizes the Company’s outstanding loans payable and loans receivable with affiliates as of December 31:

	2013			2012
	Long-Term	Due Within One Year	Interest Expense (Income)	Long-Term	Due Within One Year	Interest Expense (Income)
Affiliated debt payable:
Loan payable to MSC due 2014 at 3.1% at December 31, 2013 and 2012	$—	$186	$6	$146	$—	$6
Loan payable to MSC due 2020 at 9.0% at December 31, 2013 and 2012	350	—	30	335	—	30
Loan payable to MSC due 2020 at 10.0% at December 31, 2013 and 2012	166	—	16	161	—	15
Loan payable to MSC due 2020 at 6.6% at December 31, 2013 and 2012	496	—	30	102	—	5
Other loans due to MSC and affiliates at 3.6% and 3.0% at December 31, 2013 and 2012, respectively	144	98	6	97	84	5
Total affiliated debt payable	$1,156	$284	$88	$841	$84	$61

Affiliated debt receivable:
Loan receivable from MSC due 2015 at 2.0% and due 2013 at 3.3%	$132	$—	$(2)	$158	$—	$(5)
Other loans due from MSC and affiliates at 5.0% and 3.6% at December 31, 2013 and 2012, respectively	27	33	(3)	26	29	(3)
Total affiliated debt receivable	$159	$33	$(5)	$184	$29	$(8)

Affiliated Debt Payable
In 2011, for cash management purposes, the Company borrowed $88 from MSC under an existing loan that bears interest at 3.545%. In 2012, this loan was amended to change the interest rate from 3.545% to 3.078% and extend the maturity date to May 2014. As of December 31, 2013 and 2012 there was $186 and $146, respectively, outstanding under this loan. Interest expense related to this loan was $6 for both the years ended December 31, 2013 and 2012.
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
In conjunction with CO-OP’s acquisition of NBC Germany, CO-OP issued a note payable to MSC Canada of €254, or $340, at December 31, 2010. In turn, MSC Canada assigned this note to Hexion NSF in partial settlement of its note payable to Hexion NSF. This partial settlement triggered the requirement of MSC to subscribe to shares in MSC Canada under the Stock Subscription Agreement, which was subsequently waived by MSC Canada. As of December 31, 2013 and 2012, $350 and $335, respectively, was outstanding under this loan. Interest expense related to this loan totaled $30 for both the years ended December 31, 2013 and 2012.
In November 2010, in conjunction with Hexion NSF’s refinancing of its second priority senior secured fixed notes, the Company and Hexion NSF agreed to amend the interest rate from 10.8% to 10.0% and extend the maturity date to November 15, 2020. As consideration, Hexion NSF billed the Company $18 during the year ended December 31, 2010. The remaining portion of the $102 Note as well as the $18 due to Hexion NSF were converted to a non-interest bearing loan between MSC Canada and Hexion NSF.
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
In 2012, the Company borrowed $98 from MSC under a new loan that bears interest at 6.625% and matures in 2020. The proceeds of the loan were used to repay existing term loans maturing in May 2013 under MSC’s amended senior secured credit facilities, as part of MSC’s refinancing transactions in 2012. In 2013, the Company borrowed an additional $370 under this loan, the proceeds of which were used to repay existing term loans maturing in May 2015 under MSC’s amended senior secured credit facilities, as part of MSC’s refinancing transactions in 2013. As of December 31, 2013 and 2012, there was $496 and $102, respectively, outstanding under this loan. Interest expense related to this loan was $30 and $5 during the years ended December 31, 2013 and 2012, respectively.
The total outstanding loans payable balances are included in “Affiliated debt payable within one year” and “Affiliated long-term debt” in the Consolidated Balance Sheets.
Affiliated Debt Receivable
In 2011, in conjunction with the sale of the IAR Business, a loan of $139 was made to MSC under a new note that bore interest at 3.26% and matured in January 2013. Upon maturity, the loan principal was rolled into a new loan that bears interest at 2.0% and matures in January 2015. As of December 31, 2013 and 2012 there was $132 and $158, respectively, outstanding under this loan. Interest income related to this loan was $2 and $5 for the years ended December 31, 2013 and 2012, respectively.
Balance Sheet Classification
Of the outstanding loans receivable as of December 31, 2013 and 2012, $140 and $180, respectively, represent amounts receivable from MSC that are not expected to be repaid for the foreseeable future. As MSC is the Company’s parent, these amounts have been recorded as a reduction of equity in the Consolidated Balance Sheets.
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
Indemnities related to the pre-closing operations of sold assets normally do not represent additional liabilities to the Company, but simply serve to protect the buyer from potential liability associated with the Company’s existing obligations at the time of sale. As with any liability, the Company has accrued for those pre-closing obligations that it considers probable and reasonably estimable. The amounts recorded at December 31, 2013 and 2012 are not significant.
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
Environmental Institution of Paraná IAP—On August 10, 2005, the Environmental Institute of Paraná (IAP), an environmental agency in the State of Paraná, provided Hexion Quimica Industria, the Company’s Brazilian subsidiary, with notice of an environmental assessment in the amount of 12 Brazilian reais. The assessment related to alleged environmental damages to the Paranagua Bay caused in November 2004 from an explosion on a shipping vessel carrying methanol purchased by the Company. The investigations performed by the public authorities have not identified any actions of the Company that contributed to or caused the accident. The Company responded to the assessment by filing a request to have it cancelled and by obtaining an injunction precluding execution of the assessment pending adjudication of the issue. In November 2010, the Court denied the Company’s request to cancel the assessment and lifted the injunction that had been issued. The Company responded to the ruling by filing an appeal in the State of Paraná Court of Appeals. In March 2012, the Company was informed that the Court of Appeals had denied the Company’s appeal. The Company continues to believe that the assessment is invalid, and on June 4, 2012 it filed appeals to the Superior Court of Justice and the Supreme Court of Brazil. The Company continues to believe it has strong defenses against the validity of the assessment, and does not believe that a loss is probable. At December 31, 2013, the amount of the assessment, including tax, penalties, monetary correction and interest, is 32 Brazilian reais, or approximately $14.

The following table summarizes all probable environmental remediation, indemnification and restoration liabilities, including related legal expenses, at December 31, 2013 and 2012.

	Number of Sites		Liability		Range of Reasonably Possible Costs
Site Description	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012	Low	High
Currently-owned	9	8	$5	$5	$3	$8
Formerly-owned:
Remediation	1	1	—	—	—	—
Monitoring only	1	1	—	—	—	1
Total	11	10	$5	$5	$3	$9
These amounts include estimates for unasserted claims that the Company believes are probable of loss and reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of a range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. At both December 31, 2013 and 2012, $5 has been included in “Other current liabilities” in the Consolidated Balance Sheets with the remaining amount included in “Other long-term liabilities.”
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
Non-Environmental Legal Matters
The Company is involved in various product liability, commercial and employment litigation, personal injury, property damage and other legal proceedings that are considered to be in the ordinary course of business. The Company has reserves of $2 and $3 at December 31, 2013 and 2012, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable. The following legal claim are not in the ordinary course of business:
Brazil Tax Claim— On October 15, 2012, the Appellate Court for the State of Sao Paulo rendered a unanimous decision in favor of the Company on this claim, which has been pending since 1992. In 1992, the State of Sao Paulo Administrative Tax Bureau issued an assessment against the Company’s Brazilian subsidiary claiming that excise taxes were owed on certain intercompany loans made for centralized cash management purposes. These loans and other internal flows of funds were characterized by the Tax Bureau as intercompany sales. Since that time, management and the Tax Bureau have held discussions and the Company filed an administrative appeal seeking cancellation of the assessment. The Administrative Court upheld the assessment in December 2001. In 2002, the Company filed a second appeal with the highest-level Administrative Court, again seeking cancellation of the assessment. In February 2007, the highest-level Administrative Court upheld the assessment. The Company requested a review of this decision. On April 23, 2008, the Brazilian Administrative Tax Tribunal issued its final decision upholding the assessment against the Company. The Company filed an Annulment action in the Brazilian Judicial Courts in May 2008 along with a request for an injunction to suspend the tax collection. The injunction was granted upon the Company pledging certain properties and assets in Brazil during the pendency of the Annulment action in lieu of depositing an amount equivalent to the assessment with the Court. In September 2010, in the Company’s favor, the Court adopted its appointed expert’s report finding that the transactions in question were intercompany loans and other legal transactions. The State Tax Bureau appealed this decision in December 2010, and the Appellate Court ruled in the Company’s favor on October 15, 2012, as described above. On January 7, 2013, the State Tax Bureau appealed the decision to the Superior Court of Justice. The Company has replied to the appeal, and continues to believe that a loss contingency is not probable. At December 31, 2013, the amount of the assessment, including tax, penalties, monetary correction and interest, is 71 Brazilian reais, or approximately $30.
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

Year	Minimum Annual Purchase Commitments
2014	$181
2015	98
2016	99
2017	41
2018	41
2019 and beyond	197
Total minimum payments	657
Less: Amount representing interest	(80)
Present value of minimum payments	$577
Customer Contract Termination
In 2011, the Company agreed to terminate an operator contract with a customer in response to the customer’s desire to restructure certain of its manufacturing capacity. The customer agreed to pay the Company a one-time compensation payment of €16, or approximately $23, which the Company has since collected. The compensation payment represents a contract termination penalty and payment for all unpaid minimum obligations incurred by the customer to date under the contract. The Company recorded a net gain of $21 for the year ended December 31, 2011 related to the termination of the contract, which represents the full compensation payment, net of the Company’s estimated cost to disable the related manufacturing assets. The amount is recorded in “Other operating expense (income), net” in the Consolidated Statements of Operations.

13. Pension and Non-Pension Postretirement Benefit Plans
Certain of the Company’s subsidiaries sponsor defined benefit pension plans covering certain associates primarily in Canada, Netherlands, Germany, Brazil, France, Belgium and Malaysia. Depending on the plan, benefits are based on eligible compensation and/or years of credited service. The Company also sponsors defined contribution plans in some locations. Non-pension postretirement benefit plans are also provided to associates in Canada, Brazil and to certain associates in the Netherlands. The Canadian plan provides retirees and their dependents with medical and life insurance benefits, which are supplemental benefits to the respective provincial healthcare plan in Canada. The Brazilian plan became effective in 2012 as a result of a change in certain regulations, and provides retirees with access to medical benefits, with the retiree being responsible for 100% of the premiums. The Netherlands’ plan provides a lump sum payment at retirement.
The following table presents the change in benefit obligation, change in plan assets and components of funded status for the Company’s defined benefit pension and non-pension postretirement benefit plans for the years ended December 31:

	Pension Benefits		Postretirement Benefits
	2013	2012	2013	2012
Change in Benefit Obligation
Benefit obligation at beginning of year	$484	$318	$9	$6
Service cost	14	8	1	1
Interest cost	18	17	1	—
Actuarial losses	(51)	143	(3)	2
Foreign currency exchange rate changes	20	6	(2)	—
Benefits paid	(10)	(9)	—	—
Plan amendments	(6)	—	6
Employee contributions	1	1	—	—
Benefit obligation at end of year	$470	$484	$12	$9
Change in Plan Assets
Fair value of plan assets at beginning of year	$278	$231	$1	$—
Actual return on plan assets	3	36	—	—
Foreign currency exchange rate changes	12	5	—	—
Employer contribution	15	14	—	1
Benefits paid	(10)	(9)	—	—
Employee contributions	1	1	—	—
Fair value of plan assets at end of year	299	278	1	1
Funded status of the plan at end of year	$(171)	$(206)	$(11)	$(8)

The foreign currency impact reflected in these rollforward tables are for changes in the euro and Canadian dollar versus the U.S. dollar.

	Pension Benefits		Postretirement Benefits
	2013	2012	2013	2012
Amounts recognized in the Consolidated Balance Sheets at December 31 consist of:
Noncurrent assets	$7	$—	$—	$—
Other current liabilities	(5)	(3)	—	—
Long-term pension obligations	(173)	(203)	(11)	(8)
Accumulated other comprehensive loss (income)	59	103	2	1
Net amounts recognized	$(112)	$(103)	$(9)	$(7)
Amounts recognized in Accumulated other comprehensive loss at December 31 consist of:
Net actuarial loss (gain)	$66	$119	$(2)	$1
Net prior service cost	(3)	4	6	—
Deferred income taxes	(4)	(20)	(2)	—
Net amounts recognized	$59	$103	$2	$1
Accumulated benefit obligation	$436	$459
Accumulated benefit obligation for funded plans	$270	$304
Pension plans with underfunded or non-funded accumulated benefit obligations at December 31:
Aggregate projected benefit obligation	$189	$485
Aggregate accumulated benefit obligation	181	459
Aggregate fair value of plan assets	13	278
Pension plans with projected benefit obligations in excess of plan assets at December 31:
Aggregate projected benefit obligation	$199	$485
Aggregate fair value of plan assets	21	278
The net accumulated unrecognized actuarial losses relating to the Non-U.S. pension plans decreased by $44, net of tax, due to unrecognized actuarial gains of $27, net of tax, as a result of the increase in the discount rate at December 31, 2013, as well as amortization of actuarial losses of $10 and prior service cost of $1, partially offset by unfavorable asset experience. A plan amendment to comply with legislation in the Netherlands to increase the retirement age also contributed $6 to the overall decrease.

Following are the components of net pension and postretirement expense recognized for the years ended December 31:

	Pension Benefits			Postretirement benefits
	2013	2012	2011	2013	2012	2011
Service cost	$14	$8	$8	$1	$1	$—
Interest cost on projected benefit obligation	18	17	17	1	—	—
Expected return on assets	(12)	(13)	(12)	—	—	—
Amortization of prior service cost	1	1	1	—	—	—
Amortization of net losses (gains)	10	—	—	—	(1)	—
Net expense	$31	$13	$14	$2	$—	$—
The following amounts were recognized in “Accumulated other comprehensive loss” during the year ended December 31, 2013:

	Pension Benefits	Postretirement Benefits	Total
Net actuarial gains arising during the year	$(43)	$(3)	$(46)
Prior service (benefit) cost from plan amendments	(6)	6	—
Amortization of prior service cost	(1)	—	(1)
Amortization of net losses	(10)	—	(10)
(Gain) loss recognized in accumulated other comprehensive loss	(60)	3	(57)
Deferred income taxes	16	(2)	14
(Gain) loss recognized in accumulated other comprehensive loss, net of tax	$(44)	$1	$(43)

The amounts in “Accumulated other comprehensive loss” that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows:

	Pension Benefits	Postretirement Benefits	Total
Net actuarial loss	$4	$—	$4
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
The weighted average rates used to determine the benefit obligations were as follows at December 31:

	Pension Benefits		Postretirement Benefits
	2013	2012	2013	2012
Discount rate	3.6%	3.5%	7.2%	4.3%
Rate of increase in future compensation levels	3.0%	3.0%	—	—
The weighted average assumed health care cost trend rates are as follows at December 31:
Health care cost trend rate assumed for next year	—	—	6.3%	6.7%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	—	—	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	—	—	2030	2030

The weighted average rates used to determine net periodic pension and postretirement expense were as follows for the years ended December 31:

	Pension Benefits			Postretirement Benefits
	2013	2012	2011	2013	2012	2011
Discount rate	3.5%	5.6%	5.5%	4.3%	5.4%	5.6%
Rate of increase in future compensation levels	3.0%	3.3%	3.3%	—	—	—
Expected long-term rate of return on plan assets	4.8%	5.8%	5.8%	—	—	—
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

	Actual		Target
	2013	2012	2014
Weighted average allocations of pension plan assets at December 31:
Equity securities	22%	19%	21%
Debt securities	75%	81%	79%
Cash, short-term investments and other	3%	—%	—%
Total	100%	100%	100%
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

The following table presents pension plan investments measured at fair value on a recurring basis as of December 31, 2013 and 2012:

	Fair Value Measurements Using
	2013				2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total
Other international equity(a)	$—	$66	$—	$66	$—	$51	$—	$51
Debt securities/fixed income(a)	—	225	—	225	—	211	—	211
Balanced pooled funds(a)(b)	—	—	—	—	—	11	—	11
Pooled insurance products with fixed income guarantee(a)	—	8	—	8	—	5	—	5
Total	$—	$299	$—	$299	$—	$278	$—	$278

(a)	Level 2 equity securities are primarily in pooled asset and mutual funds and are valued based on underlying net asset value multiplied by the number of shares held.

(b)	The fund provides a mix of approximately 60% equity and 40% fixed income securities that achieves the target asset mix for the plan.

Projections of Plan Contributions and Benefit Payments
The Company expects to make contributions totaling $26 to its defined benefit pension plans in 2014.
Estimated future plan benefit payments as of December 31, 2013 are as follows:

	Pension Benefits	Postretirement Benefits
2014	$10	$—
2015	10	—
2016	12	—
2017	13	1
2018	17	1
2019 to 2023	103	3
Defined Contribution and Other Plans
The Company sponsors a number of defined contribution plans for its associates in various countries. For most plans, employee contributions are voluntary, and the Company provides contributions ranging from 2% to 10%. Total charges to operations for matching contributions under these plans were $3, $3 and $2 for the years ended December 31, 2013, 2012 and 2011, respectively.
The Company’s German subsidiaries offer a government subsidized early retirement program to eligible associates called an Altersteilzeit Plan. The German government provides a subsidy in certain cases where the participant is replaced with a qualifying candidate. This subsidy has been discontinued for associates electing participation in the program after December 31, 2009. The Company had liabilities for these arrangements of $4 and $7 at December 31, 2013 and 2012, respectively. The Company incurred expense for these plans of $1, $1 and $3 for the years ended December 31, 2013, 2012 and 2011, respectively.
Also included in the Consolidated Balance Sheets at both December 31, 2013 and 2012 are other post-employment benefit obligations primarily relating to liabilities for jubilee benefit plans offered to certain European associates of $4.
14. Deficit
Shareholder’s deficit reflects the common equity of the Company with all of the common equity of its subsidiaries eliminated, except for the equity of Nimbus (representing MSC’s interest) as of December 31, 2013 and 2012, as well as the equity of Borden Argentina (representing MSC’s 5% interest) and MSC Malaysia (representing MSC’s 34% interest) as of December 31, 2011.
In 2013, the Company made a return of capital to MSC of $48, which is reflected as a reduction to “Paid-in capital” in the Consolidated Statements of Deficit.
In 2012, MSC contributed its ownership interest in Hexion NSF to MSC Canada to the Company. As both Hexion NSF and MSC Canada are considered entities under the common control of MSC, the contribution was recorded at historical cost. This contribution resulted in a $9 increase to “Paid-in capital),” a $125 increase to “Accumulated other comprehensive loss” and a $67 decrease to “Accumulated deficit” in the Consolidated Statements of Deficit, which represents the historical cost basis of Hexion NSF’s equity balances at the time of its contribution to MSC Canada.
In 2012, the Company contributed its outstanding net receivable of $5 related to the 2011 results of the foreign exchange gain/loss guarantee with MSC as a return of capital, and is reflected as a reduction to “Paid-in capital” in the Consolidated Statements of Deficit.
In 2011, MSC contributed its outstanding receivable of $89 related to the foreign exchange gain/loss guarantee agreement to the Company as a capital contribution and permanent investment in the Company, which has been recorded as an increase in “Paid-in capital” in the Consolidated Statements of Deficit.

15. Changes in Accumulated Other Comprehensive Loss
Following is a summary of changes in “Accumulated other comprehensive loss” for the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013			Year Ended December 31, 2012
	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$(103)	$41	$(62)	$(7)	$(90)	$(97)
Other comprehensive income (loss) before reclassifications, net of tax	32	(2)	30	(96)	131	35
Amounts reclassified from Accumulated other comprehensive loss, net of tax	11	—	11	—	—	—
Net other comprehensive income	43	(2)	41	(96)	131	35
Ending balance	$(60)	$39	$(21)	$(103)	$41	$(62)

	Amount Reclassified From Accumulated Other Comprehensive Loss for the Year Ended December 31:
Amount Reclassified From Accumulated Other Comprehensive Loss	2013	2012	Location of Reclassified Amount in Income
Amortization of defined benefit pension and other postretirement benefit items:
Prior service costs	$1	$1	(1)
Actuarial losses (gains)	10	(1)	(1)
Total before income tax	11	—
Income tax benefit	—	—	Income tax expense (benefit)
Total	$11	$—

(1)	These accumulated other comprehensive income components are included in the computation of net pension and postretirement benefit expense (see Note 13).
16. Income Taxes
Income tax expense (benefit) for the Company for the years ended December 31, is as follows:

	2013	2012	2011
Current:
Federal	$(5)	$(8)	$2
Foreign	26	18	19
Total current	21	10	21
Deferred:
Federal	(14)	(55)	(13)
Foreign	(4)	—	(12)
Total deferred	(18)	(55)	(25)
Income tax expense (benefit)	$3	$(45)	$(4)

A reconciliation of the Company’s combined differences between income taxes computed at the Dutch federal statutory tax rate of 25.0% and provisions for income taxes for the years ended December 31, are as follows:

	2013	2012	2011
Income taxes computed at federal statutory tax rate	$(66)	$(35)	$(4)
Foreign rate differentials	(14)	(5)	(13)
Losses and other expenses not deductible for tax	2	4	2
Increase in the taxes due to changes in valuation allowance	122	15	10
Additional tax expense (benefit) on foreign unrepatriated earnings	1	(33)	—
Additional (benefit) expense for uncertain tax positions	(26)	13	1
Changes in enacted tax rates	(1)	—	—
Tax recognized in other comprehensive income	(15)	—	—
Adjustment of prior estimates and other	—	(4)	—
Income tax expense (benefit)	$3	$(45)	$(4)
The domestic and foreign components of the Company’s (loss) income before income taxes for the years ended December 31, is as follows:

	2013	2012	2011
Domestic	$(305)	$(153)	$(48)
Foreign	41	12	31
Total	$(264)	$(141)	$(17)

The tax effects of the Company’s significant temporary differences and net operating loss and credit carryforwards which comprise the deferred tax assets and liabilities at December 31, 2013 and 2012, are as follows:

	2013	2012
Assets:
Non-pension post-employment	$3	$2
Accrued and other expenses	2	8
Property, plant and equipment	2	3
Intangibles	—	2
Net operating loss and credit carryforwards	154	93
Pension liabilities	27	36
Gross deferred tax assets	188	144
Valuation allowance	(144)	(59)
Net deferred tax asset	44	85
Liabilities:
Property, plant and equipment	(23)	(57)
Pension assets	(5)	—
Intangibles	(12)	(14)
Gross deferred tax liabilities	(40)	(71)
Net deferred tax asset	$4	$14
The following table summarizes the presentation of the net deferred tax asset (liability) in the Consolidated Balance Sheets at December 31:

Assets:	2013	2012
Current deferred income taxes (Other current assets)	$5	$7
Long-term deferred income taxes (Other long-term assets)	13	22
Liabilities:
Long-term deferred income taxes	(14)	(15)
Net deferred tax asset	$4	$14

The Company’s deferred tax assets primarily include domestic and foreign net operating loss carryforwards and disallowed interest carryforwards. As of December 31, 2013, the domestic net operating loss carryforwards available are $362, which expire starting 2016. A valuation allowance of $77 has been provided against a portion of these attributes. The foreign net operating loss carryforwards and disallowed interest carryforwards available are $224, related primarily to Germany. These tax attributes have an unlimited carryover and do not expire. A valuation allowance of $67 has been provided against these foreign tax attributes.
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
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2013	2012
Balance at beginning of year	$81	$62
Additions based on tax positions related to the current year	6	8
Additions for tax positions of prior years	1	10
Settlements	(38)	—
Foreign currency translation	2	1
Balance at end of year	$52	$81
During the year ended December 31, 2013, the Company decreased the amount of its unrecognized tax benefits by $25, primarily as a result of a release of unrecognized tax benefits from negotiations with foreign jurisdictions, offset by increases in the unrecognized tax benefit for various intercompany transactions. During the years ended December 31, 2013, 2012, and 2011, the Company recognized approximately $5, $0, and $0, respectively, in interest and penalties. The Company had approximately $5 and $0 accrued for the payment of interest and penalties at December 31, 2013 and 2012, respectively.
$52 of unrecognized tax benefits, if recognized, would affect the effective tax rate; however, a portion of the unrecognized tax benefit would be in the form of a net operating loss carryforward, which would be subject to a full valuation allowance. The Company anticipates recognizing less than $9 of the total amount of the unrecognized tax benefits within the next 12 months as a result of negotiations with foreign jurisdictions and completion of audit examinations.

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Shareholders of
Momentive International Holdings Cooperatief U.A.

We have audited the accompanying consolidated financial statements of Momentive International Holdings Cooperatief U.A. and its subsidiaries (the Company), which comprise the consolidated balance sheets as of December 31, 2013 and December 31, 2012, and the related consolidated statements of operations, deficit, comprehensive loss and cash flows for the years then ended.

Management's Responsibility for the Consolidated Financial Statements

Management is responsible for the preparation and fair presentation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

Auditor's Responsibility

Our responsibility is to express an opinion on the consolidated financial statements based on our audits. We conducted our audit in accordance with auditing standards generally accepted in the United States of America and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on our judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, we consider internal control relevant to the Company's preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

Emphasis of Matter

As discussed in Note 5 to the financial statements, the Company has entered into significant transactions with Momentive Specialty Chemicals Inc., a related party. Our opinion is not modified with respect to this matter.

/s/ PricewaterhouseCoopers LLP
Columbus, Ohio
March 31, 2014