Form 10-Q
period 2014-03-31
MOMENTIVE SPECIALTY CHEMICALS INC.
filed 2014-05-15
CIK 13239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on May 1, 2014: 82,556,847

MOMENTIVE SPECIALTY CHEMICALS INC.

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions, except share data)	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $14)	$211	$393
Short-term investments	4	7
Accounts receivable (net of allowance for doubtful accounts of $16)	726	601
Inventories:
Finished and in-process goods	319	257
Raw materials and supplies	133	103
Other current assets	70	72
Total current assets	1,463	1,433
Investment in unconsolidated entities	47	45
Deferred income taxes	13	13
Other long-term assets	138	134
Property and equipment:
Land	90	88
Buildings	312	308
Machinery and equipment	2,472	2,427
	2,874	2,823
Less accumulated depreciation	(1,805)	(1,776)
	1,069	1,047
Goodwill	126	112
Other intangible assets, net	94	82
Total assets	$2,950	$2,866
Liabilities and Deficit
Current liabilities:
Accounts payable	$570	$483
Debt payable within one year	117	109
Interest payable	91	83
Income taxes payable	12	12
Accrued payroll and incentive compensation	59	47
Other current liabilities	119	127
Total current liabilities	968	861
Long-term liabilities:
Long-term debt	3,664	3,665
Long-term pension and post employment benefit obligations	229	234
Deferred income taxes	26	25
Other long-term liabilities	166	163
Total liabilities	5,053	4,948
Commitments and contingencies (See Note 6)
Deficit
Common stock—$0.01 par value; 300,000,000 shares authorized, 170,605,906 issued and 82,556,847 outstanding at March 31, 2014 and December 31, 2013	1	1
Paid-in capital	522	522
Treasury stock, at cost—88,049,059 shares	(296)	(296)
Accumulated other comprehensive loss	(15)	(21)
Accumulated deficit	(2,314)	(2,287)
Total Momentive Specialty Chemicals Inc. shareholder’s deficit	(2,102)	(2,081)
Noncontrolling interest	(1)	(1)
Total deficit	(2,103)	(2,082)
Total liabilities and deficit	$2,950	$2,866
See Notes to Condensed Consolidated Financial Statements

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
(In millions)	2014	2013
Net sales	$1,293	$1,192
Cost of sales	1,129	1,049
Gross profit	164	143
Selling, general and administrative expense	96	92
Business realignment costs	6	9
Other operating expense (income), net	4	(3)
Operating income	58	45
Interest expense, net	77	74
Loss on extinguishment of debt	—	6
Other non-operating expense, net	2	5
Loss before income tax and earnings from unconsolidated entities	(21)	(40)
Income tax expense (benefit)	10	(32)
Loss before earnings from unconsolidated entities	(31)	(8)
Earnings from unconsolidated entities, net of taxes	4	4
Net loss	$(27)	$(4)
See Notes to Condensed Consolidated Financial Statements

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended March 31,
(In millions)	2014	2013
Net loss	$(27)	$(4)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3	(18)
Gain recognized from pension and postretirement benefits	3	4
Net losses on cash flow hedges reclassified to earnings	—	1
Other comprehensive income (loss)	6	(13)
Comprehensive loss	$(21)	$(17)
See Notes to Condensed Consolidated Financial Statements

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(In millions)	2014	2013
Cash flows used in operating activities
Net loss	$(27)	$(4)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35	38
Deferred tax benefit	(1)	(41)
Loss on extinguishment of debt	—	6
Unrealized foreign currency losses (gains)	4	(28)
Net change in assets and liabilities:
Accounts receivable	(125)	(96)
Inventories	(87)	(67)
Accounts payable	86	94
Income taxes payable	1	4
Other assets, current and non-current	9	12
Other liabilities, current and long-term	3	49
Net cash used in operating activities	(102)	(33)
Cash flows used in investing activities
Capital expenditures	(34)	(27)
Proceeds from the sale of (purchases of) debt securities, net	3	(1)
Acquisition of business	(52)	—
Change in restricted cash	—	15
Investment in unconsolidated affiliates, net	—	(14)
Net cash used in investing activities	(83)	(27)
Cash flows provided by financing activities
Net short-term debt borrowings	8	1
Borrowings of long-term debt	—	1,125
Repayments of long-term debt	(3)	(1,034)
Long-term debt and credit facility financing fees	—	(34)
Net cash provided by financing activities	5	58
Effect of exchange rates on cash and cash equivalents	(2)	(2)
Decrease in cash and cash equivalents	(182)	(4)
Cash and cash equivalents (unrestricted) at beginning of period	379	401
Cash and cash equivalents (unrestricted) at end of period	$197	$397
Supplemental disclosures of cash flow information
Cash paid for:
Interest, net	$66	$44
Income taxes paid, net	13	—
Non-cash financing activities:
Non-cash issuance of debt in exchange for loans of parent	$—	$200
Non-cash distribution declared to parent	—	208
Settlement of note receivable from parent	—	24
See Notes to Condensed Consolidated Financial Statements

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATED STATEMENT OF DEFICIT (Unaudited)

(In millions)	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Momentive Specialty Chemicals Inc. Deficit	Noncontrolling Interest	Total
Balance at December 31, 2013	$1	$522	$(296)	$(21)	$(2,287)	$(2,081)	$(1)	$(2,082)
Net loss	—	—	—	—	(27)	(27)	—	(27)
Other comprehensive income	—	—	—	6	—	6	—	6
Balance at March 31, 2014	$1	$522	$(296)	$(15)	$(2,314)	$(2,102)	$(1)	$(2,103)

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In millions, except share data)
1. Background and Basis of Presentation
Based in Columbus, Ohio, Momentive Specialty Chemicals Inc., (which may be referred to as “MSC” or the “Company”) serves global industrial markets through a broad range of thermoset technologies, specialty products and technical support for customers in a diverse range of applications and industries. The Company’s business is organized based on the products offered and the markets served. At March 31, 2014, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins.
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
Year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the accompanying notes included in the Company’s most recent Annual Report on Form 10-K.
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
Subsequent Events—The Company has evaluated events and transactions subsequent to March 31, 2014 through May 14, 2014, the date of issuance of its unaudited Condensed Consolidated Financial Statements.
Recently Issued Accounting Standards
There were no newly issued accounting standards in the first quarter of 2014 applicable to the Company’s unaudited Condensed Consolidated Financial Statements.
3. Related Party Transactions
Administrative Service, Management and Consulting Arrangement
The Company is subject to an Amended and Restated Management Consulting Agreement with Apollo (the “Management Consulting Agreement”) that renews on an annual basis, unless notice to the contrary is given by either party. Under the Management Consulting Agreement, the Company receives certain structuring and advisory services from Apollo and its affiliates. The Management Consulting Agreement provides indemnification to Apollo, its affiliates and their directors, officers and representatives for potential losses arising from these services. Apollo is entitled to an annual fee equal to the greater of $3 or 2% of the Company’s Adjusted EBITDA. Apollo elected to waive charges of any portion of the annual management fee due in excess of $3 for the calendar year 2014.
During both the three months ended March 31, 2014 and 2013, the Company recognized expense under the Management Consulting Agreement of $1. This amount is included in “Other operating expense (income), net” in the Company’s unaudited Condensed Consolidated Statements of Operations.

Transactions with MPM
Shared Services Agreement
On October 1, 2010, in conjunction with the Momentive Combination, the Company entered into a shared services agreement with MPM, as amended on March 17, 2011 (the “Shared Services Agreement”). Under this agreement, the Company provides to MPM, and MPM provides to the Company, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between the Company and MPM. Pursuant to this agreement, during the three months ended March 31, 2014 and 2013, the Company incurred approximately $33 of net costs for shared services and MPM incurred approximately $25 and $23, respectively, of net costs for shared services. Included in the net costs incurred during the three months ended March 31, 2014 and 2013, were net billings from the Company to MPM of $9 and $6, respectively, to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to the applicable allocation percentage. The allocation percentage was initially set at 51% for the Company and 49% for MPM at the inception of the agreement. Following the required annual review by the Steering Committee in accordance with the terms of the Shared Services Agreement, the allocation percentage for 2014 remains unchanged from 2013, which was 57% for the Company and 43% for MPM. The Company had accounts receivable from MPM of $10 and $4 as of March 31, 2014 and December 31, 2013, respectively, and accounts payable to MPM of less than $1 at both March 31, 2014 and December 31, 2013. During the three months ended March 31, 2014 and 2013, the Company realized approximately $1 and $3, respectively, in cost savings as a result of the Shared Services Agreement.
Sales and Purchases of Products and Services with MPM
The Company also sells products to, and purchases products from, MPM pursuant to a Master Buy/Sell Agreement dated as of September 6, 2012 (the “Master Buy/Sell Agreement”). Prices under the agreement are determined by a formula based upon certain third party sales of the applicable product, or in the event that no qualifying third party sales have taken place, based upon the average contribution margin generated by certain third party sales of products in the same or a similar industry. The standard terms and conditions of the seller in the applicable jurisdiction apply to transactions under the Master Buy/Sell Agreement. A subsidiary of MPM also acts as a non-exclusive distributor in India for certain of the Company’s subsidiaries pursuant to Distribution Agreements dated as of September 6, 2012 (the “Distribution Agreements”). Prices under the Distribution Agreements are determined by a formula based on the weighted average sales price of the applicable product less a margin. The Master Buy/Sell Agreement and Distribution Agreements have initial terms of 3 years and may be terminated for convenience by either party thereunder upon 30 days’ prior notice in the case of the Master/Buy Sell Agreement and upon 90 days’ prior notice in the case of the Distribution Agreements. Pursuant to these agreements and other purchase orders, during the three months ended March 31, 2014 and 2013, the Company sold less than $1 of products to MPM and purchased $2 and $1, respectively. As of both March 31, 2014 and December 31, 2013, the Company had less than $1 of accounts receivable from MPM and $1 of accounts payable to MPM related to these agreements.
Other Transactions with MPM
In March 2014, the Company entered into a ground lease with a Brazilian subsidiary of MPM to lease a portion of MPM’s manufacturing site in Itatiba, Brazil for purposes of constructing and operating an epoxy production facility. In conjunction with the ground lease, the Company also entered into a site services agreement whereby MPM’s subsidiary will provide to the Company various services such as environmental, health and safety, security, maintenance and accounting, amongst others, to support the operation of this new facility. No amounts were transacted under these agreements during the three months ended March 31, 2014.
Purchases and Sales of Products and Services with Affiliates Other than MPM
The Company sells products to various Apollo affiliates other than MPM. These sales were $46 and $30 for the three months ended March 31, 2014 and 2013, respectively. Accounts receivable from these affiliates were $33 and $17 at March 31, 2014 and December 31, 2013, respectively. The Company also purchases raw materials and services from various Apollo affiliates other than MPM. These purchases were $1 and $11 (as revised from $34 to correct for a data accumulation error, which the Company does not believe is material) for the three months ended March 31, 2014 and 2013, respectively. The Company had accounts payable to these affiliates of less than $1 at both March 31, 2014 and December 31, 2013.
Participation of Apollo Global Securities in Refinancing Transactions
In January 2013, Apollo Global Securities, LLC (“AGS”), an affiliate of Apollo, acted as one of the initial purchasers and received approximately $1 in connection with the sale of an additional $1,100 aggregate principal amount of the Company’s 6.625% First-Priority Senior Secured Notes due 2020. AGS also received $1 in structuring fees in connection with the refinancing transactions in 2013.
Other Transactions and Arrangements
Momentive Holdings purchases insurance policies which also cover the Company and MPM. Amounts are billed to the Company based on the Company’s relative share of the insurance premiums. No amounts were billed to the Company from Momentive Holdings for either the three months ended March 31, 2014 or 2013. The Company had accounts payable to Momentive Holdings of $2 and $4 under these arrangements at March 31, 2014 and December 31, 2013, respectively.

The Company sells finished goods to, and purchases raw materials from, its foundry joint venture between the Company and HA-USA Inc. (“HAI”). The Company also provides toll-manufacturing and other services to HAI. The Company’s investment in HAI is recorded under the equity method of accounting, and the related sales and purchases are not eliminated from the Company’s unaudited Condensed Consolidated Financial Statements. However, any profit on these transactions is eliminated in the Company’s unaudited Condensed Consolidated Financial Statements to the extent of the Company’s 50% interest in HAI. Sales and services provided to HAI were $27 for both the three months ended March 31, 2014 and 2013. Accounts receivable from HAI were $18 and $16 at March 31, 2014 and December 31, 2013, respectively. Purchases from HAI were $7 and $7 (as revised from $21 to correct for a data accumulation error, which the Company does not believe is material) for the three months ended March 31, 2014 and 2013, respectively. The Company had accounts payable to HAI of $6 at both March 31, 2014 and December 31, 2013. Additionally, HAI declared dividends to the Company of $3 and $8 during the three months ended March 31, 2014 and 2013, respectively. No amounts remain outstanding related to these previously declared dividends as of March 31, 2014.
The Company’s purchase contracts with HAI represent a significant portion of HAI’s total revenue, and this factor results in the Company absorbing the majority of the risk from potential losses or the majority of the gains from potential returns. However, the Company does not have the power to direct the activities that most significantly impact HAI, and therefore, does not consolidate HAI. The carrying value of HAI’s assets were $56 and $50 at March 31, 2014 and December 31, 2013, respectively. The carrying value of HAI’s liabilities were $19 and $15 at March 31, 2014 and December 31, 2013, respectively.
In February 2013, the Company and HAI resolved a dispute regarding raw material pricing. As part of the resolution, the Company will provide discounts to HAI on future purchases of dry and liquid resins totaling $16 over a period of three years. During the three months ended March 31, 2014, the Company issued $1 of discounts to HAI under this agreement. As of March 31, 2014 and December 31, 2013, $11 and $12, respectively, remained outstanding under this agreement. As of both March 31, 2014 and December 31, 2013, $5 of the outstanding amount was classified in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets, with the remaining amount included in “Other long-term liabilities.”
The Company had royalties receivable from its unconsolidated forest products joint venture in Russia of $6 as of both March 31, 2014 and December 31, 2013.
As of both March 31, 2014 and December 31, 2013, the Company had approximately $10 of cash on deposit as collateral for a loan that was extended by a third party to one of the Company’s unconsolidated joint ventures, which is classified as restricted cash.
In February 2014, the Company made a restricted purpose loan of $50 to Superholdco Finance Corp (“Finco”), a newly formed subsidiary of Momentive Holdings. The loan matures in February 2015, bears interest at LIBOR plus 3.75% per annum and is payable on a payment-in-kind basis. The loan is fully collateralized by the assets of Finco. As of March 31, 2014, the outstanding balance of this loan was $50. Interest incurred under the loan agreement was less than $1 for the three months ended March 31, 2014.
Finco is deemed to be a variable interest entity (“VIE”), and the Company’s loan to Finco represents a variable interest in Finco. The power to direct the activities that most significantly impact the VIE is shared between the Company and the other related party variable interest entity holder. However, as of March 31, 2014, the Company’s loan to Finco results in the Company absorbing the majority of the risk from potential losses or the majority of the gains from potential returns of the VIE and, therefore, the Company has consolidated Finco in its unaudited Condensed Consolidated Financial Statements as of March 31, 2014. As a result, as of March 31, 2014, the Company consolidated additional cash of $50 in its unaudited Condensed Consolidated Financial Statements. Under the accounting guidance for VIEs, the Company is required to periodically reassess the primary beneficiary of the VIE as changes in facts and circumstances warrant.
On April 7, 2014, Finco entered into an agreement with MPM under which it purchased approximately $51 of accounts receivable from MPM, paying 95% of the proceeds in cash, with the remaining 5% to be paid in cash when the sold receivables are fully collected. The agreement also appointed MPM to act as the servicer of the receivables on behalf of Finco.
Subsequent Event
In April 2014, the Company purchased 100% of the interests in MPM’s Canadian subsidiary for a purchase price of approximately $12. As a part of the transaction the Company also entered into a non-exclusive distribution agreement with a subsidiary of MPM, whereby the Company will act as a distributor of certain of MPM’s products in Canada. The agreement has a term of 10 years, and is cancelable by either party with 180 days’ notice. The Company will be compensated for acting as distributor at a rate of 2% of the net selling price of the related products sold. Additionally, MPM will provide transitional services to the Company for a period of 6 months.

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

Recurring Fair Value Measurements
Following is a summary of assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013:

	Fair Value Measurements Using			Total
	Level 1	Level 2	Level 3
March 31, 2014
Derivative liabilities	$—	$(1)	$—	$(1)
December 31, 2013
Derivative liabilities	$—	$—	$—	$—
Level 1 derivative liabilities primarily consist of financial instruments traded on exchange or futures markets. Level 2 derivative liabilities consist of derivative instruments transacted primarily in over-the-counter markets.
There were no transfers between Level 1, Level 2 or Level 3 measurements during the three months ended March 31, 2014 or 2013.
The Company calculates the fair value of its Level 1 derivative liabilities using quoted market prices. The Company calculates the fair value of its Level 2 derivative liabilities using standard pricing models with market-based inputs, adjusted for nonperformance risk. When its financial instruments are in a liability position, the Company evaluates its credit risk as a component of fair value. At both March 31, 2014 and December 31, 2013, no adjustment was made by the Company to reduce its derivative liabilities for nonperformance risk.
When its financial instruments are in an asset position, the Company is exposed to credit loss in the event of nonperformance by other parties to these contracts and evaluates their credit risk as a component of fair value.
Non-derivative Financial Instruments
The following table summarizes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
March 31, 2014
Debt	$3,781	$—	$3,851	$10	$3,861
December 31, 2013
Debt	$3,774	$—	$3,820	$10	$3,830
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

5. Debt Obligations
Debt outstanding at March 31, 2014 and December 31, 2013 is as follows:

	March 31, 2014		December 31, 2013
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
ABL Facility	$—	$—	$—	$—
Senior Secured Notes:
6.625% First-Priority Senior Secured Notes due 2020 (includes $7 of unamortized debt premium at both March 31, 2014 and December 31, 2013)	1,557	—	1,557	—
8.875% Senior Secured Notes due 2018 (includes $4 of unamortized debt discount at both March 31, 2014 and December 31, 2013)	1,196	—	1,196	—
9.00% Second-Priority Senior Secured Notes due 2020	574	—	574	—
Debentures:
9.2% debentures due 2021	74	—	74	—
7.875% debentures due 2023	189	—	189	—
8.375% sinking fund debentures due 2016	40	20	40	20
Other Borrowings:
Australia Facility due 2014	—	35	—	35
Brazilian bank loans	13	49	13	45
Capital Leases	9	1	9	1
Other	12	12	13	8
Total	$3,664	$117	$3,665	$109
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
Environmental Institution of Paraná IAP—On August 10, 2005, the Environmental Institute of Paraná (IAP), an environmental agency in the State of Paraná, provided Hexion Quimica Industria, the Company’s Brazilian subsidiary, with notice of an environmental assessment in the amount of 12 Brazilian reais. The assessment related to alleged environmental damages to the Paranagua Bay caused in November 2004 from an explosion on a shipping vessel carrying methanol purchased by the Company. The investigations performed by the public authorities have not identified any actions of the Company that contributed to or caused the accident. The Company responded to the assessment by filing a request to have it cancelled and by obtaining an injunction precluding execution of the assessment pending adjudication of the issue. In November 2010, the Court denied the Company’s request to cancel the assessment and lifted the injunction that had been issued. The Company responded to the ruling by filing an appeal in the State of Paraná Court of Appeals. In March 2012, the Company was informed that the Court of Appeals had denied the Company’s appeal, and on June 4, 2012 the Company filed appeals to the Superior Court of Justice and the Supreme Court of Brazil. The Company continues to believe it has strong defenses against the validity of the assessment, and does not believe that a loss is probable. At March 31, 2014, the amount of the assessment, including tax, penalties, monetary correction and interest, is 39 Brazilian reais, or approximately $17.
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

The following table summarizes all probable environmental remediation, indemnification and restoration liabilities, including related legal expenses, at March 31, 2014 and December 31, 2013:

	Number of Sites		Liability		Range of Reasonably Possible Costs
Site Description	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	Low	High
Geismar, LA	1	1	$15	$16	$10	$24
Superfund and offsite landfills – allocated share:
Less than 1%	16	16	1	1	1	2
Equal to or greater than 1%	12	12	8	8	5	14
Currently-owned	12	12	8	8	5	13
Formerly-owned:
Remediation	12	11	12	8	11	22
Monitoring only	4	4	1	1	—	1
Total	57	56	$45	$42	$32	$76
These amounts include estimates for unasserted claims that the Company believes are probable of loss and reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of a range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. At both March 31, 2014 and December 31, 2013, $14, has been included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets with the remaining amount included in “Other long-term liabilities.”
Following is a discussion of the Company’s environmental liabilities and the related assumptions at March 31, 2014:
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

Formerly-Owned Sites—The Company is conducting, or has been identified as a PRP in connection with, environmental remediation at a number of locations that it formerly owned and/or operated. Remediation costs at these former sites, such as those associated with our former phosphate mining and processing operations, could be material. One such site is the Coronet Industries, Inc. Superfund Alternative Site in Plant City, FL. The current owner of the site has alleged that it has incurred environmental costs at the site for which it believes it has a contribution claim against the Company, and that additional future costs are likely to be incurred. In December 2013, the Company entered into an agreement to participate in a non-binding mediation with the current and other prior owner of the site for purposes of attempting to reach an agreement on allocation of past and future environmental costs. While it is reasonably possible that the Company’s costs relating to this site could be material, the Company does not have adequate information to enable it to estimate a potential range of liability at this time. The Company has accrued those costs related to this site and other formerly-owned sites which are currently probable and reasonably estimable. The final costs to the Company will depend on the method of remediation chosen and the level of participation of third parties.
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
Non-Environmental Legal Matters
The Company is involved in various legal proceedings in the ordinary course of business and had reserves of $15 and $16 at March 31, 2014 and December 31, 2013, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable. At both March 31, 2014 and December 31, 2013, $7 has been included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets, with the remaining amount included in “Other long-term liabilities.”
Following is a discussion of significant non-environmental legal proceedings:
Brazil Tax Claim— On October 15, 2012, the Appellate Court for the State of Sao Paulo rendered a unanimous decision in favor of the Company on this claim, which has been pending since 1992. In 1992, the State of Sao Paulo Administrative Tax Bureau issued an assessment against the Company’s Brazilian subsidiary claiming that excise taxes were owed on certain intercompany loans made for centralized cash management purposes. These loans and other internal flows of funds were characterized by the Tax Bureau as intercompany sales. Since that time, management and the Tax Bureau have held discussions and the Company filed an administrative appeal seeking cancellation of the assessment. The Administrative Court upheld the assessment in December 2001. In 2002, the Company filed a second appeal with the highest-level Administrative Court, again seeking cancellation of the assessment. In February 2007, the highest-level Administrative Court upheld the assessment. The Company requested a review of this decision. On April 23, 2008, the Brazilian Administrative Tax Tribunal issued its final decision upholding the assessment against the Company. The Company filed an Annulment action in the Brazilian Judicial Courts in May 2008 along with a request for an injunction to suspend the tax collection. The injunction was granted upon the Company pledging certain properties and assets in Brazil during the pendency of the Annulment action in lieu of depositing an amount equivalent to the assessment with the Court. In September 2010, in the Company’s favor, the Court adopted its appointed expert’s report finding that the transactions in question were intercompany loans and other legal transactions. The State Tax Bureau appealed this decision in December 2010, and the Appellate Court ruled in the Company’s favor on October 15, 2012. On January 7, 2013, the State Tax Bureau appealed the decision to the Superior Court of Justice. The Company has replied to the appeal, and continues to believe that a loss contingency is not probable. At March 31, 2014, the amount of the assessment, including tax, penalties, monetary correction and interest, is 71 Brazilian reais, or approximately $32.
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

7. Pension and Postretirement Benefit Plans
Following are the components of net pension and postretirement expense recognized by the Company for the three months ended March 31, 2014 and 2013:

	Pension Benefits				Non-Pension Postretirement Benefits
	Three Months Ended March 31,				Three Months Ended March 31,
	2014		2013		2014		2013
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1	$4	$1	$4	$—	$—	$—	$—
Interest cost on projected benefit obligation	2	4	3	4	—	—	—	—
Expected return on assets	(4)	(4)	(4)	(2)	—	—	—	—
Amortization of net losses	2	1	2	2	—	—	—	—
Net expense	$1	$5	$2	$8	$—	$—	$—	$—
8. Segment Information
The Company’s business segments are based on the products that the Company offers and the markets that it serves. At March 31, 2014, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins. A summary of the major products of the Company’s reportable segments follows:

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
Net Sales (1):

	Three Months Ended March 31,
	2014	2013
Epoxy, Phenolic and Coating Resins	$817	$765
Forest Products Resins	476	427
Total	$1,293	$1,192

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.
Segment EBITDA:

	Three Months Ended March 31,
	2014	2013
Epoxy, Phenolic and Coating Resins	$76	$68
Forest Products Resins	60	55
Corporate and Other	(19)	(18)

Reconciliation of Segment EBITDA to Net Loss:

	Three Months Ended March 31,
	2014	2013
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$76	$68
Forest Products Resins	60	55
Corporate and Other	(19)	(18)

Reconciliation:
Items not included in Segment EBITDA:
Business realignment costs	(6)	(9)
Integration costs	(2)	(3)
Other	(14)	(11)
Total adjustments	(22)	(23)
Interest expense, net	(77)	(74)
Loss on extinguishment of debt	—	(6)
Income tax (expense) benefit	(10)	32
Depreciation and amortization	(35)	(38)
Net loss	$(27)	$(4)

Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses. For the three months ended March 31, 2014, these items primarily include expenses from retention programs, stock-based compensation expense, losses on the disposal of assets and unrealized foreign exchange transaction gains and losses. For the three months ended March 31, 2013, these items primarily include expenses from retention programs, partially offset by net realized and unrealized foreign exchange transaction gains.
Business realignment costs for the three months ended March 31, 2014 and March 31, 2013 primarily relate to expenses from minor restructuring programs and costs for environmental remediation at certain formerly owned locations. Integration costs for the three months ended March 31, 2014 and 2013 primarily represent integration costs associated with the Momentive Combination.
9. Summarized Financial Information of Unconsolidated Affiliate
Summarized financial information of the unconsolidated affiliate HAI as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013 is as follows:

	March 31, 2014	December 31, 2013
Current assets	$29	$29
Non-current assets	27	21
Current liabilities	19	15
Non-current liabilities	—	—

	Three Months Ended March 31,
	2014	2013
Net sales	$45	$45
Gross profit	11	11
Pre-tax income	7	7
Net income	7	7

10. Changes in Accumulated Other Comprehensive Loss
Following is a summary of changes in “Accumulated other comprehensive loss” for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$(151)	$130	$(21)	$(1)	$(219)	$143	$(77)
Other comprehensive income (loss) before reclassifications, net of tax	—	3	3	—	—	(18)	(18)
Amounts reclassified from Accumulated other comprehensive loss, net of tax	3	—	3	1	4	—	5
Net other comprehensive income (loss)	3	3	6	1	4	(18)	(13)
Ending balance	$(148)	$133	$(15)	$—	$(215)	$125	$(90)

	Amount Reclassified From Accumulated Other Comprehensive Loss for the Three Months Ended:
Amount Reclassified From Accumulated Other Comprehensive Loss	March 31, 2014	March 31, 2013	Location of Reclassified Amount in Income
Gains and losses on cash flow hedges:
Interest rate swaps	$—	$—	Interest expense, net
Total before income tax	—	—
Income tax benefit	—	1	Income tax expense (benefit)
Total	$—	$1

Amortization of defined benefit pension and other postretirement benefit items:
Actuarial losses	$3	$5	(1)
Total before income tax	3	5
Income tax benefit	—	(1)	Income tax expense (benefit)
Total	3	4
Total	$3	$5

(1)	These accumulated other comprehensive income components are included in the computation of net pension and postretirement benefit expense (see Note 7).
11. Acquisition
In January 2014, the Company acquired a manufacturing facility in Shreveport, Louisiana, which increased the Company’s capacity to provide resin coated proppants to its customers in this region, which has a high concentration of shale and natural gas wells. The allocation of the consideration exchanged was based upon a valuation of the acquired company’s net identifiable assets and liabilities as of the transaction date. The allocation of fair value to the assets acquired and liabilities assumed at the date of acquisition resulted in $5 allocated to working capital, $18 allocated to property and equipment, $16 allocated to other intangible assets and $13 allocated to goodwill.
Other intangible assets primarily consist of customer relationships, which are being amortized on a straight-line basis over their estimated useful life of 10 years.
The pro forma impacts of this acquisition are not material to the Company’s unaudited Condensed Consolidated Financial Statements.

12. Income Taxes

The effective tax rate was (48)% and 80% for the first quarter of 2014 and 2013, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and losses among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating losses generated in jurisdictions where no tax benefit was recognized due to the maintenance of a full valuation allowance.

For the first quarter of 2014, income tax expense relates primarily to income from certain foreign operations. Losses in the United States and certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to the maintenance of a full valuation allowance. For the first quarter of 2013, income tax benefit relates primarily to a discrete tax benefit of $29 related to the signing of the American Taxpayer Relief Act of 2012 during the first quarter of 2013, which provided for the exclusion of certain foreign earnings from U.S. federal taxation from January 1, 2012 through December 31, 2013.
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
All of the Subsidiary Issuers and Subsidiary Guarantors are 100% owned by MSC. All guarantees are full and unconditional, and are joint and several. There are no significant restrictions on the ability of the Company to obtain funds from its domestic subsidiaries by dividend or loan. While the Company’s Australian and Brazilian subsidiaries are restricted in the payment of dividends and intercompany loans due to the terms of their credit facilities, there are no material restrictions on the Company’s ability to obtain cash from the remaining non-guarantor subsidiaries.
This information includes allocations of corporate overhead to the combined non-guarantor subsidiaries based on net sales. Income tax expense has been provided on the combined non-guarantor subsidiaries based on actual effective tax rates.

MOMENTIVE SPECIALTY CHEMICALS INC.
MARCH 31, 2014
CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0, $0 and $14, respectively)	$47	$2	$—	$162	$—	$211
Short-term investments	—	—	—	4	—	4
Accounts receivable, net	218	—	2	506	—	726
Intercompany accounts receivable	173	103	—	357	(633)	—
Intercompany loans receivable - current portion	256	—	—	264	(520)	—
Inventories:
Finished and in-process goods	121	—	—	198	—	319
Raw materials and supplies	49	—	—	84	—	133
Other current assets	22	—	—	48	—	70
Total current assets	886	105	2	1,623	(1,153)	1,463
Investment in unconsolidated entities	356	—	30	29	(368)	47
Deferred income taxes	—	—	—	13	—	13
Other assets, net	22	62	—	54	—	138
Intercompany loans receivable	1,251	3,359	30	3,834	(8,474)	—
Property and equipment, net	511	—	—	558	—	1,069
Goodwill	66	—	—	60	—	126
Other intangible assets, net	61	—	—	33	—	94
Total assets	$3,153	$3,526	$62	$6,204	$(9,995)	$2,950
Liabilities and (Deficit) Equity
Current liabilities:
Accounts payable	$198	$—	$—	$372	$—	$570
Intercompany accounts payable	144	4	—	485	(633)	—
Debt payable within one year	20	—	—	97	—	117
Intercompany loans payable within one year	140	—	—	380	(520)	—
Interest payable	5	85	—	1	—	91
Income taxes payable	4	—	—	8	—	12
Accrued payroll and incentive compensation	23	—	—	36	—	59
Other current liabilities	63	—	—	56	—	119
Total current liabilities	597	89	—	1,435	(1,153)	968
Long-term liabilities:
Long-term debt	308	3,327	—	29	—	3,664
Intercompany loans payable	3,400	—	8	5,066	(8,474)	—
Accumulated losses of unconsolidated subsidiaries in excess of investment	783	—	266	—	(1,049)	—
Long-term pension and post employment benefit obligations	47	—	—	182	—	229
Deferred income taxes	8	2	—	16	—	26
Other long-term liabilities	112	6	—	48	—	166
Total liabilities	5,255	3,424	274	6,776	(10,676)	5,053
Total (deficit) equity	(2,102)	102	(212)	(572)	681	(2,103)
Total liabilities and (deficit) equity	$3,153	$3,526	$62	$6,204	$(9,995)	$2,950

MOMENTIVE SPECIALTY CHEMICALS INC.
DECEMBER 31, 2013
CONDENSED CONSOLIDATING BALANCE SHEET

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0, $0 and $14, respectively)	$165	$5	$—	$223	$—	$393
Short-term investments	—	—	—	7	—	7
Accounts receivable, net	179	—	—	422	—	601
Intercompany accounts receivable	190	89	—	374	(653)	—
Intercompany loans receivable - current portion	216	—	—	278	(494)	—
Inventories:
Finished and in-process goods	105	—	—	152	—	257
Raw materials and supplies	38	—	—	65	—	103
Other current assets	27	—	—	45	—	72
Total current assets	920	94	—	1,566	(1,147)	1,433
Investment in unconsolidated entities	351	—	29	28	(363)	45
Deferred income taxes	—	—	—	13	—	13
Other assets, net	31	59	2	42	—	134
Intercompany loans receivable	1,251	3,355	29	4,221	(8,856)	—
Property and equipment, net	491	—	—	556	—	1,047
Goodwill	52	—	—	60	—	112
Other intangible assets, net	47	—	—	35	—	82
Total assets	$3,143	$3,508	$60	$6,521	$(10,366)	$2,866
Liabilities and (Deficit) Equity
Current liabilities:
Accounts payable	$165	$—	$—	$318	$—	$483
Intercompany accounts payable	130	—	—	523	(653)	—
Debt payable within one year	20	—	—	89	—	109
Intercompany loans payable within one year	173	—	—	321	(494)	—
Interest payable	10	72	—	1	—	83
Income taxes payable	4	—	—	8	—	12
Accrued payroll and incentive compensation	19	—	—	28	—	47
Other current liabilities	65	—	—	62	—	127
Total current liabilities	586	72	—	1,350	(1,147)	861
Long term liabilities:
Long-term debt	309	3,326	—	30	—	3,665
Intercompany loans payable	3,388	—	7	5,461	(8,856)	—
Accumulated losses of unconsolidated subsidiaries in excess of investment	773	—	261	—	(1,034)	—
Long-term pension and post employment benefit obligations	50	—	—	184	—	234
Deferred income taxes	8	2	—	15	—	25
Other long-term liabilities	110	6	—	47	—	163
Total liabilities	5,224	3,406	268	7,087	(11,037)	4,948
Total Momentive Specialty Chemicals Inc. shareholders (deficit) equity	(2,081)	102	(208)	(565)	671	(2,081)
Noncontrolling interest	—	—	—	(1)	—	(1)
Total (deficit) equity	(2,081)	102	(208)	(566)	671	(2,082)
Total liabilities and (deficit) equity	$3,143	$3,508	$60	$6,521	$(10,366)	$2,866

MOMENTIVE SPECIALTY CHEMICALS INC.
THREE MONTHS ENDED MARCH 31, 2014
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$578	$—	$—	$772	$(57)	$1,293
Cost of sales	505	—	—	681	(57)	1,129
Gross profit	73	—	—	91	—	164
Selling, general and administrative expense	28	—	—	68	—	96
Business realignment costs	5	—	—	1	—	6
Other operating expense, net	1	—	—	3	—	4
Operating income	39	—	—	19	—	58
Interest expense, net	8	67	—	2	—	77
Intercompany interest expense (income), net	43	(68)	—	25	—	—
Other non-operating expense, net	—	—	—	2	—	2
(Loss) income before income tax and (losses) earnings from unconsolidated entities	(12)	1	—	(10)	—	(21)
Income tax expense	(1)	—	—	11	—	10
(Loss) income before (losses) earnings from unconsolidated entities	(11)	1	—	(21)	—	(31)
(Losses) earnings from unconsolidated entities, net of taxes	(16)	—	(1)	1	20	4
Net (loss) income	$(27)	$1	$(1)	$(20)	$20	$(27)
Comprehensive (loss) income	$(21)	$(148)	$124	$107	$(83)	$(21)

MOMENTIVE SPECIALTY CHEMICALS INC.
THREE MONTHS ENDED MARCH 31, 2013
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$537	$—	$—	$708	$(53)	$1,192
Cost of sales	464	—	—	638	(53)	1,049
Gross profit	73	—	—	70	—	143
Selling, general and administrative expense	28	—	—	64	—	92
Business realignment costs	4	—	—	5	—	9
Other operating expense (income), net	4	(4)	—	(3)	—	(3)
Operating income	37	4	—	4	—	45
Interest expense, net	10	61	—	3	—	74
Intercompany interest expense (income), net	44	(63)	—	19	—	—
Loss on extinguishment of debt	2	—	—	4	—	6
Other non-operating expense (income), net	15	—	—	(10)	—	5
(Loss) income before income tax and (losses) earnings from unconsolidated entities	(34)	6	—	(12)	—	(40)
Income tax (benefit) expense	(38)	1	—	5	—	(32)
Income (loss) before (losses) earnings from unconsolidated entities	4	5	—	(17)	—	(8)
(Losses) earnings from unconsolidated entities, net of taxes	(8)	—	(6)	1	17	4
Net (loss) income	$(4)	$5	$(6)	$(16)	$17	$(4)
Comprehensive (loss) income	$(17)	$4	$(7)	$(16)	$19	$(17)

MOMENTIVE SPECIALTY CHEMICALS INC.
THREE MONTHS ENDED MARCH 31, 2014
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Momentive Specialty Chemicals Inc.		Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(117)		$(3)	$3	$18		$(3)	$(102)
Cash flows provided by (used in) investing activities
Capital expenditures	(18)		—	—	(16)		—	(34)
Proceeds from sale of debt securities, net	—		—	—	3		—	3
Acquisition of business	(52)		—	—	—		—	(52)
Return of capital from subsidiary from sales of accounts receivable	92	(a)	—	—	—		(92)	—
	22		—	—	(13)		(92)	(83)
Cash flows (used in) provided by financing activities
Net short-term debt borrowings	—		—	—	8		—	8
Repayments of long-term debt	—		—	—	(3)		—	(3)
Net intercompany loan (repayments) borrowings	(23)		—	—	23		—	—
Common stock dividends paid	—		—	(3)	—		3	—
Return of capital to parent from sales of accounts receivable	—		—	—	(92)	(a)	92	—
	(23)		—	(3)	(64)		95	5
Effect of exchange rates on cash and cash equivalents	—		—	—	(2)		—	(2)
Decrease in cash and cash equivalents	(118)		(3)	—	(61)		—	(182)
Cash and cash equivalents (unrestricted) at beginning of period	165		5	—	209		—	379
Cash and cash equivalents (unrestricted) at end of period	$47		$2	$—	$148		$—	$197

(a)
During the three months ended March 31, 2014, Momentive Specialty Chemicals Inc. contributed receivables of $92 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the three months ended March 31, 2014, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Momentive Specialty Chemicals Inc. by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined non-guarantor subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and Momentive Specialty Chemicals Inc., respectively.

MOMENTIVE SPECIALTY CHEMICALS INC.
THREE MONTHS ENDED MARCH 31, 2013
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Momentive Specialty Chemicals Inc.		Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$45		$14	$9	$(16)		$(85)	$(33)
Cash flows provided by (used in) investing activities
Capital expenditures	(14)		—	—	(13)		—	(27)
Purchases of debt securities, net	—		—	—	(1)		—	(1)
Change in restricted cash	—		—	—	15		—	15
Return of capital from subsidiary from sales of accounts receivable	31	(a)	—	—	—		(31)	—
Investment in unconsolidated affiliates, net	—		—	—	(14)		—	(14)
	17		—	—	(13)		(31)	(27)
Cash flows (used in) provided by financing activities
Net short-term debt borrowings	—		—	—	1		—	1
Borrowings of long-term debt	—		1,108	—	17		—	1,125
Repayments of long-term debt	(543)		(120)	—	(371)		—	(1,034)
Net intercompany loan borrowings (repayments)	479		(903)	(1)	425		—	—
Long-term debt and credit facility financing fees	(12)		(22)	—	—		—	(34)
Common stock dividends paid	—		(77)	(8)	—		85	—
Return of capital to parent from sales of accounts receivable	—		—	—	(31)	(a)	31	—
	(76)		(14)	(9)	41		116	58
Effect of exchange rates on cash and cash equivalents	—		—	—	(2)		—	(2)
(Decrease) increase in cash and cash equivalents	(14)		—	—	10		—	(4)
Cash and cash equivalents (unrestricted) at beginning of period	276		—	—	125		—	401
Cash and cash equivalents (unrestricted) at end of period	$262		$—	$—	$135		$—	$397

(a)
During the three months ended March 31, 2013, Momentive Specialty Chemicals Inc. contributed receivables of $31 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the three months ended March 31, 2013, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Momentive Specialty Chemicals Inc. by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined non-guarantor subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and Momentive Specialty Chemicals Inc., respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in millions)
The following commentary should be read in conjunction with the audited financial statements and the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K.
Within the following discussion, unless otherwise stated, “the first quarter of 2014” refers to the three months ended March 31, 2014 and “the first quarter of 2013” refers to the three months ended March 31, 2013.
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
Overview and Outlook
Business Overview
We are the world’s largest producer of thermosetting resins, or thermosets, and a leading producer of adhesive and structural resins and coatings. Thermosets are a critical ingredient for virtually all paints, coatings, glues and other adhesives produced for consumer or industrial uses. We provide a broad array of thermosets and associated technologies and have significant market positions in all of the key markets that we serve.
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
Through our worldwide network of strategically located production facilities, we serve more than 5,400 customers in over 100 countries. Our global customers include large companies in their respective industries, such as 3M, Akzo Nobel, BASF, Bayer, Dow, EP Energy, GE, Louisiana Pacific, Monsanto, Owens Corning, PPG Industries, Valspar and Weyerhaeuser.
Momentive Combination and Shared Services Agreement
In October 2010, our parent, Momentive Specialty Chemicals Holdings LLC (“MSC Holdings”), and Momentive Performance Materials Holdings Inc., the parent company of Momentive Performance Materials Inc. (“MPM”), became subsidiaries of a newly formed holding company, Momentive Performance Materials Holdings LLC (“Momentive Holdings”). We refer to this transaction as the “Momentive Combination.” In connection with the closing of the Momentive Combination, we entered into a shared services agreement with MPM, as amended on March 17, 2011 (the “Shared Services Agreement”), pursuant to which we provide to MPM, and MPM provides to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between us and MPM and requires that the Steering Committee formed under the agreement meet no less than annually to evaluate and determine an equitable allocation percentage. The allocation percentage for 2014 remains unchanged from 2013, which was 57% for us and 43% for MPM.
The Momentive Combination, including the Shared Services Agreement, has resulted in significant synergies for us, including shared services and logistics optimization, best-of-source contractual terms, procurement savings, regional site rationalization and administrative and overhead savings. We projected achieving a total of approximately $64 of cost savings in connection with the Shared Services Agreement, and through March 31, 2014, we have realized all of these savings on a run-rate basis.
On April 13, 2014, MPM Holdings, MPM and certain of its U.S. subsidiaries filed voluntary petitions for reorganization (the “Bankruptcy Filing”) under Chapter 11 of the U.S. Bankruptcy Code. Despite the Bankruptcy Filing, we expect the Shared Services Agreement to continue in effect and for the majority of the savings from these synergies to continue.
Reportable Segments
The Company’s business segments are based on the products that we offer and the markets that we serve. At March 31, 2014, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins. A summary of the major products of the Company’s reportable segments follows:

•
Epoxy, Phenolic and Coating Resins: epoxy specialty resins, phenolic encapsulated substrates, versatic acids and derivatives, basic epoxy resins and intermediates, phenolic specialty resins and molding compounds, polyester resins, acrylic resins and vinylic resins

•	Forest Products Resins: forest products resins and formaldehyde applications
2014 Overview

•
Net sales increased 8% in the first quarter of 2014 as compared to the first quarter of 2013 due primarily to an increase in demand in our oil field, epoxy specialty, North American formaldehyde and Latin American forest products resins businesses, which was partially offset by pricing decreases in certain businesses driven by increased competition, which outpaced raw-material-driven pricing increases in certain other businesses.

•
Segment EBITDA increased by $12 in the first quarter of 2014 compared to the first quarter of 2013 due to the increase in net sales, cost control and productivity initiatives, as well as favorable product mix.

•
In early 2014 we acquired a manufacturing facility in Shreveport, Louisiana, which increased our capacity to provide resin coated proppants to our customers in this region, which has a high concentration of shale and natural gas wells.

•
As of March 31, 2014, we have realized cumulative savings of $61 as a result of the Shared Services Agreement with MPM and cumulative savings of $23 related to other cost reduction programs. As of March 31, 2014, we have approximately $3 of in-process cost savings in connection with the Shared Services Agreement and $4 of in-process cost savings in connection with other initiatives that we expect to achieve over the next 12 to 15 months.

•	Future growth initiatives include:

•
A joint venture to construct a phenolic specialty resins manufacturing facility in China, which is expected to be operational in mid-2014. The new facility will produce a full range of specialty novolac and resole phenolic resins used in a diverse range of applications, including refractories, friction and abrasives to support the growing auto and consumer markets in China.

•	The expansion of our forest products resins manufacturing capacity in Brazil and construction of a new formaldehyde plant in North America.
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
We expect moderate increases in volumes within our oil field business during 2014 due to key innovations in new product development and strategic acquisitions. We anticipate moderate general economic growth in the North American automobile and industrial markets to positively impact our Epoxy, Phenolic and Coating Resins segment during 2014; however, we expect the European automobile and construction industries to remain weak due to the continuing economic concerns in this region. We anticipate moderate increases in volumes within our epoxy specialty business during 2014 due to increasing global demand for wind energy. We also expect continued pressures in our base epoxy business during 2014, as a result of overcapacity in the market and increased competition from Asian imports.

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
Matters Impacting Comparability of Results
Raw Material Prices
Raw materials comprise approximately 70% of our cost of sales. The three largest raw materials used in our production processes are phenol, methanol and urea. These materials represent about half of our total raw material costs. Fluctuations in energy costs, such as volatility in the price of crude oil and related petrochemical products, as well as the cost of natural gas have historically caused volatility in our raw material and utility costs. The average prices of phenol, methanol and urea (decreased) increased by approximately (2)%, 26% and (5)%, respectively, in the first three months of 2014 compared to the first three months of 2013. The impact of passing through raw material price changes to customers can result in significant variances in sales comparisons from year to year.
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

Results of Operations
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2014		2013
	$	% of Net Sales	$	% of Net Sales
Net sales	$1,293	100%	$1,192	100%
Cost of sales	1,129	87%	1,049	88%
Gross profit	164	13%	143	12%
Selling, general and administrative expense	96	7%	92	8%
Business realignment costs	6	1%	9	1%
Other operating expense (income), net	4	—%	(3)	—%
Operating income	58	5%	45	3%
Interest expense, net	77	6%	74	6%
Loss on extinguishment of debt	—	—%	6	1%
Other non-operating expense, net	2	—%	5	—%
Total non-operating expense	79	6%	85	7%
Loss before income tax and earnings from unconsolidated entities	(21)	(1)%	(40)	(4)%
Income tax expense (benefit)	10	1%	(32)	(3)%
Loss before earnings from unconsolidated entities	(31)	(2)%	(8)	(1)%
Earnings from unconsolidated entities, net of taxes	4	—%	4	—%
Net loss	$(27)	(2)%	$(4)	(1)%
Other comprehensive income (loss)	$6		$(13)
Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013
Net Sales
In the first quarter of 2014, net sales increased by $101, or 8%, compared to the first quarter of 2013. Volume increases positively impacted net sales by $93, and were primarily driven by our oil field, epoxy specialty, North American formaldehyde and Latin American forest products resins businesses. Volume increases in our oil field business were a result of key customer wins and new product development, and volume increases in our epoxy specialty business were driven by improving demand in the Asian wind energy market. Increases in volumes in our North American formaldehyde business were driven by major customer outages in the first quarter of 2013 which did not recur in the first quarter of 2014, and increases in our Latin American forest products resins business were driven by increases in the furniture, housing construction and industrial markets in this region. These increases were partially offset by volume decreases in our base epoxy business driven by market share loss, as well as increased competition from Asian imports. Pricing had a positive impact of $20 due to raw material price increases passed through to customers in our North American formaldehyde and Latin American forest products resins businesses, which were partially offset by pricing decreases in our base epoxy business due to competitive pricing pressures. In addition, foreign currency translation negatively impacted net sales by $12, primarily as a result of the strengthening of the U.S. dollar against the Brazilian real and Australian dollar in the first quarter of 2014 compared to the first quarter of 2013.
Gross Profit
In the first quarter of 2014, gross profit increased by $21 compared to the first quarter of 2013. As a percentage of sales, gross profit increased by 1% primarily as a result of raw material productivity initiatives, but was partially offset by the impact of competitive pricing pressures discussed above.
Operating Income
In the first quarter of 2014, operating income increased by $13 compared to the first quarter of 2013. The increase was partially due to the $21 increase in gross profit as discussed above, but was partially offset by an increase in selling, general and administrative expense of $4 compared to the first quarter of 2013. The increase in selling, general and administrative expense was due primarily to increased compensation and project costs, which was partially offset by a decrease in pension and postretirement benefit expense driven by increases in the discount rates used to calculate our pension liabilities. Other operating expense, net increased by $7, from income of $3 to an expense of $4, compared to the first quarter of 2013. This increase was primarily due to higher foreign currency losses recognized during the first quarter of 2014 as compared to the first quarter of 2013. Business realignment costs decreased by $3 due primarily to a reduction in severance costs associated with the restructuring and cost reduction programs implemented in early 2012, which were winding down in the first quarter of 2013.

Non-Operating Expense
In the first quarter of 2014, total non-operating expense decreased by $6 compared to the first quarter of 2013, primarily due to the loss on extinguishment of debt recognized in the first quarter of 2013 as a result of the refinancing transactions in early 2013, which did not recur in the first quarter of 2014. Interest expense increased slightly in the first quarter of 2014 compared to the first quarter of 2013 due primarily to higher average outstanding debt balances.
Income Tax Expense (Benefit)
In the first quarter of 2014, income tax expense increased by $42, from a benefit of $32 to an expense of $10, compared to the first quarter of 2013. Income tax expense in the first quarter of 2014 relates primarily to income from certain foreign operations. Income tax benefit in the first quarter of 2013 relates primarily to a discrete tax benefit of $29 related to the signing of the American Taxpayer Relief Act of 2012 (the “Act”) during the first quarter of 2013, which provided for the exclusion of certain foreign earnings from U.S. federal taxation from January 1, 2012 through December 31, 2013.
Other Comprehensive Income (Loss)
For the first quarter of 2014, foreign currency translation positively impacted other comprehensive income by $3, primarily due to the weakening of the U.S. dollar against the euro in the first quarter of 2014 compared to the first quarter of 2013. For the first quarter of 2014, pension and postretirement benefit adjustments positively impacted other comprehensive income by $3, primarily due to the amortization of unrecognized actuarial losses recorded in prior periods.
For the first quarter of 2013, foreign currency translation negatively impacted other comprehensive income by $18, primarily due to due to the strengthening of the U.S. dollar against the Australian dollar, Canadian dollar and Brazilian real, partially offset by the weakening of the U.S. dollar against the euro. For the first quarter of 2013, pension and postretirement benefit adjustments positively impacted other comprehensive income by $4, primarily due to the amortization of unrecognized actuarial losses recorded in prior periods. Additionally, for the first quarter of 2013, the reclassification of net losses on cash flow hedges positively impacted other comprehensive income by $1.
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

	Three Months Ended March 31,
	2014	2013
Net Sales (1):
Epoxy, Phenolic and Coating Resins	$817	$765
Forest Products Resins	476	427
Total	$1,293	$1,192

Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$76	$68
Forest Products Resins	60	55
Corporate and Other	(19)	(18)

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.
Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013 Segment Results
Following is an analysis of the percentage change in sales by segment from the three months ended March 31, 2013 to the three months ended March 31, 2014:

	Volume	Price/Mix	Currency Translation	Total
Epoxy, Phenolic and Coating Resins	8%	(2)%	1%	7%
Forest Products Resins	7%	9%	(5)%	11%
Epoxy, Phenolic and Coating Resins
Net sales in the first quarter of 2014 increased by $52, or 7%, when compared to the first quarter of 2013. Higher volumes positively impacted net sales by $63, which were primarily driven by increased demand within our oil field, phenolic specialty and epoxy specialty businesses. Volume increases in our oil field business were a result of key customer wins and new product development, and volume increases in our phenolic specialty business were driven by increased industrial demand, primarily in Europe. Increases in volumes in our epoxy specialty business were driven by improving demand in the Asian wind energy market. These increases were partially offset by volume decreases in our base epoxy business driven by market share loss, as well as increased competition from Asian imports. Pricing had a negative impact of $18, which was primarily driven by pricing decreases in our base epoxy business due to competitive pricing pressures. Foreign exchange translation positively impacted net sales by $7, primarily due to the weakening of the U.S. dollar against the euro in the first quarter of 2014 compared to the first quarter of 2013.
Segment EBITDA in the first quarter of 2014 increased by $8 to $76 compared to the first quarter of 2013. The positive impact of the volume increases discussed above was partially offset by margin compression in certain businesses.
Forest Products Resins
Net sales in the first quarter of 2014 increased by $49, or 11%, when compared to the first quarter of 2013. Higher volumes positively impacted sales by $30, and were primarily driven by increases in our North American formaldehyde and Latin American forest products businesses. Volume increases in our North American formaldehyde business were due to major customer outages in the first quarter of 2013 that did not recur in the first quarter of 2014, and increases in our Latin American forest products resins business were driven by increases in the furniture, housing construction and industrial markets in this region. Raw material price increases passed through to customers led to pricing increases of $38. Foreign exchange translation negatively impacted net sales by $19, primarily due to the strengthening of the U.S. dollar against the Brazilian real and Australian dollar in the first quarter of 2014 compared to the first quarter of 2013.
Segment EBITDA in the first quarter of 2014 increased by $5 to $60 compared to the first quarter of 2013. Segment EBITDA increases were primarily driven by the increase in net sales discussed above, cost control and productivity initiatives, as well as favorable product mix.
Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions, unallocated foreign exchange gains and losses and legacy company costs not allocated to continuing segments. Corporate and Other charges increased by $1 to $19 compared to the first quarter of 2013 primarily due to higher unallocated foreign currency losses.
Reconciliation of Segment EBITDA to Net Loss:

	Three Months Ended March 31,
	2014	2013
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$76	$68
Forest Products Resins	60	55
Corporate and Other	(19)	(18)

Reconciliation:
Items not included in Segment EBITDA
Business realignment costs	(6)	(9)
Integration costs	(2)	(3)
Other	(14)	(11)
Total adjustments	(22)	(23)
Interest expense, net	(77)	(74)
Loss on extinguishment of debt	—	(6)
Income tax (expense) benefit	(10)	32
Depreciation and amortization	(35)	(38)
Net loss	$(27)	$(4)
 Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses. For the three months ended March 31, 2014, these items primarily include expenses from retention programs, stock-based compensation expense, losses on the disposal of assets and unrealized foreign exchange transaction gains and losses. For the three months ended March 31, 2013, these items primarily include expenses from retention programs, partially offset by net realized and unrealized foreign exchange transaction gains.
Business realignment costs for the three months ended March 31, 2014 and March 31, 2013 primarily relate to expenses from minor restructuring programs and costs for environmental remediation at certain formerly owned locations. Integration costs for the three months ended March 31, 2014 and 2013 primarily represent integration costs associated with the Momentive Combination.

Liquidity and Capital Resources
We are a highly leveraged company. Our primary sources of liquidity are cash flows generated from operations and availability under our asset-based revolving loan facility (the “ABL Facility”). Our primary liquidity requirements are interest, working capital and capital expenditures.

At March 31, 2014, we had $3,781 of outstanding debt, including $117 of short-term debt and capital lease maturities. In addition, at March 31, 2014, we had $624 in liquidity consisting of the following:
•$197 of unrestricted cash and cash equivalents;

•	$4 of short-term investments;

•	$369 of borrowings available under our ABL Facility ($400 borrowing base, less $31 of outstanding letters of credit); and

•	$54 of borrowings available under credit facilities at certain international subsidiaries
We do not believe there is any risk to funding our liquidity requirements in any particular jurisdiction for the next twelve months.
Our net working capital (defined as accounts receivable and inventories less accounts payable) at March 31, 2014 and December 31, 2013 was $608 and $478, respectively. A summary of the components of our net working capital as of March 31, 2014 and December 31, 2013 is as follows:

	March 31, 2014	% of LTM Net Sales	December 31, 2013	% of LTM Net Sales
Accounts receivable	$726	14%	$601	12%
Inventories	452	9%	360	8%
Accounts payable	(570)	(11)%	(483)	(10)%
Net working capital	$608	12%	$478	10%
The increase in net working capital of $130 from December 31, 2013 was a result of the increase in sequential quarter volumes due primarily to the impacts of seasonality, which drove increases in accounts receivable and inventory, and was partially offset by increases in accounts payable, driven by the same factors. Despite the overall increase in net working capital we continue to aggressively manage inventory levels, as evidenced by the fact that our inventory as a percentage of sales increased only slightly as compared to December 31, 2013. To minimize the impact of net working capital on cash flows, we continue to review inventory safety stock levels, focus on receivable collections by offering incentives to customers to encourage early payment or accelerating receipts through the sale of receivables and negotiate with vendors to contractually extend payment terms whenever possible.
During the first quarter of 2014 and as of March 31, 2014, there were no outstanding borrowings under the ABL Facility.
Short-term Outlook
Capital spending in 2014 is expected to be between $185 and $210. The increase in capital spending over 2013 will be primarily driven by investment in our growth and specialty businesses by increasing capacity to meet customer demand. We anticipate a slight increase in working capital in 2014, reflecting moderate expected volume increases. Working capital trends are expected to be consistent with 2013, with increases in the first half of the year and decreases in the second half. Additionally, we expect the following significant cash outflows in 2014: interest payments on our fixed rate First-Priority Senior Secured Notes, Senior Secured Notes, Second-Priority Senior Secured Notes and Debentures (due semi-annually) of approximately $286 in total (with first quarter and third quarter payments of approximately $128, and second and fourth quarter payments of approximately $158); and income tax payments estimated at $27. We plan to fund these significant outflows with available cash and cash equivalents, cash from operations and, if necessary, through available borrowings under our ABL Facility. Based on our liquidity position as of March 31, 2014, and projections of operating cash flows in 2014, we believe we have the ability to continue as a going concern for the next twelve months.
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

Sources and Uses of Cash
Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2014	2013
Sources (uses) of cash:
Operating activities	$(102)	$(33)
Investing activities	(83)	(27)
Financing activities	5	58
Effect of exchange rates on cash flow	(2)	(2)
Net decrease in cash and cash equivalents	$(182)	$(4)
Operating Activities
In the first three months of 2014, operations used $102 of cash. Net loss of $27 included $38 of net non-cash expense items, of which $35 was for depreciation and amortization and $4 was for unrealized foreign currency losses. Working capital (defined as accounts receivable and inventories less accounts payable) used $126, which was driven by increases in accounts receivable of $125 and inventory of $87 due to seasonality-driven sequential sales volume increases, which were partially offset by an increase in accounts payable of $86, driven by the same factors. Changes in other assets and liabilities and income taxes payable provided $13 due to the timing of when items were expensed versus paid, which primarily included interest expense, employee retention programs, pension plan contributions and taxes.
In the first three months of 2013, operations used $33 of cash. Net loss of $4 included $25 of net non-cash income items, of which $41 was for a deferred tax benefit and $28 was for unrealized foreign currency gains. These items were partially offset by $38 of depreciation and amortization and an $6 loss on extinguishment of debt. Working capital used $69, which was driven by increases in accounts receivable and inventory due to sequential sales volume increases, which were partially offset by increases in accounts payable, driven by the same factors. Changes in other assets and liabilities and income taxes payable provided $65 due to the timing of when items were expensed versus paid, which primarily included interest expense, employee retention programs, pension plan contributions and taxes.
Investing Activities
In the first three months of 2014, investing activities used $83. We spent $34 for capital expenditures, which primarily related to plant expansions, improvements and maintenance related capital expenditures. We also used cash of $52 for the acquisition of a manufacturing facility in Shreveport, Louisiana. These decreases were partially offset by $3 of net proceeds from the sale of debt securities.
In the first three months of 2013, investing activities used $27. We spent $27 for capital expenditures, which primarily related to plant expansions, improvements and maintenance related capital expenditures. We also used $15 of restricted cash to purchase an interest in an unconsolidated joint venture.
Financing Activities
In the first three months of 2014, financing activities used $5. Net short-term debt borrowings were $8, and net long-term debt repayments were $3.
In the first three months of 2013, financing activities provided $58. Net long-term debt borrowings of $91 primarily consisted of proceeds from the issuance of $1,108 of 6.625% First-Priority Senior Secured Notes due 2020, which was partially offset by the paydown of approximately $910 of term loans under our senior secured credit facilities and the purchase and discharge of $120 of our Floating Rate Second-Priority Senior Secured Notes due 2014, all as a result of the refinancing transactions in 2013. We also paid $34 of financing fees related to these transactions.

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
Debt Repurchases and Other Financing Transactions
From time to time, depending upon market, pricing and other conditions, as well as our cash balances and liquidity, we or our affiliates, may seek to acquire notes or other indebtedness of the Company through open market purchases, privately negotiated transactions, tender offers, redemption or otherwise, upon such terms and at such prices as we or our affiliates may determine (or as may be provided for in the indentures governing the notes), for cash or other consideration. In addition, we have considered and will continue to evaluate potential transactions to reduce net debt, such as debt for debt exchanges or other transactions. There can be no assurance as to which, if any, of these alternatives or combinations thereof we or our affiliates may choose to pursue in the future, as the pursuit of any alternative will depend upon numerous factors such as market conditions, our financial performance and the limitations applicable to such transactions under our financing documents.

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
Our ABL Facility, which is subject to a borrowing base, replaced our senior secured credit facilities in March 2013. The ABL Facility does not have any financial maintenance covenant other than a minimum fixed charge coverage ratio of 1.0 to 1.0 that would only apply if our availability under the ABL Facility at any time is less than the greater of (a) $40 and (b) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time. The fixed charge coverage ratio under the credit agreement governing the ABL Facility is generally defined as the ratio of (a) Adjusted EBITDA minus non-financed capital expenditures and cash taxes to (b) debt service plus cash interest expense plus certain restricted payments, each measured on an LTM basis. At March 31, 2014, our availability under the ABL Facility exceeded the minimum requirements, as did our fixed charge coverage ratio.
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
As of March 31, 2014, we were in compliance with all covenants that govern the ABL Facility. We believe that a default under the ABL Facility is not reasonably likely to occur. As of March 31, 2014, there were no amounts outstanding under the ABL Facility.
Reconciliation of Net Loss to Adjusted EBITDA
The following table reconciles net loss to EBITDA and Adjusted EBITDA, and calculates the ratio of Adjusted EBITDA to Fixed Charges as calculated under certain of our indentures for the period presented:

March 31, 2014
LTM Period
Net loss	$(657)
Income tax expense	391
Interest expense, net	306
Depreciation and amortization	145
EBITDA	185
Adjustments to EBITDA:
Asset impairments	181
Business realignments (1)	18
Integration costs (2)	9
Other (3)	57
Savings from Shared Services Agreement (4)	3
Cost reduction programs savings (5)	4
Pro forma EBITDA adjustment for acquisition (6)	22
Adjusted EBITDA	$479
Pro forma fixed charges (7)	$295
Ratio of Adjusted EBITDA to Fixed Charges (8)	1.62

(1)	Represents headcount reduction expenses and plant rationalization costs related to cost reduction programs and other costs associated with business realignments.

(2)	Primarily represents integration costs associated with the Momentive Combination.

(3)
Primarily includes pension expense related to formerly owned businesses, business optimization expenses, management fees, retention program costs, stock-based compensation and realized and unrealized foreign exchange and derivative activity.

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

(7)	Reflects pro forma interest expense based on interest rates at March 31, 2014.

(8)
The Company’s ability to incur additional indebtedness, among other actions, is restricted under the indentures governing certain notes, unless the Company has an Adjusted EBITDA to Fixed Charges ratio of 2.0 to 1.0. As of March 31, 2014, we did not satisfy this test. As a result, we are subject to restrictions on our ability to incur additional indebtedness and to make investments; however, there are exceptions to these restrictions, including exceptions that permit indebtedness under our ABL Facility (available borrowings of which were $369 at March 31, 2014).

Recently Issued Accounting Standards
There were no newly issued accounting standards in the first quarter of 2014 applicable to our unaudited Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no material developments during the first three months of 2014 on the matters we have previously disclosed about quantitative and qualitative market risk in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2014. Based upon that evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that, as a result of a material weakness in internal control over financial reporting, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “Annual Report”), our disclosure controls and procedures were not effective at March 31, 2014.
As described in the Annual Report, we did not maintain effective controls over the preparation and review of the valuation allowance recorded for certain of our deferred tax assets. Specifically, the review of the valuation allowance did not consider all relevant facts and circumstances. This resulted in the restatement to the Company's financial statements as of and for the year ended December 31, 2012. Management has concluded that this control deficiency could result in misstatements of income tax accounts that would result in a material misstatement of the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we have determined that this control deficiency constitutes a material weakness and that it continued to exist at March 31, 2014.
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
In response to the identification of the material weakness, in the fourth quarter of 2013, management has taken actions to remediate its internal controls over the preparation and review of the calculation of valuation allowances recorded for deferred tax assets. The Company has implemented more robust reviews over the determination of valuation allowances recognized, including more formal comparisons between deferred tax assets and all sources of future taxable income. In addition, the Company has added resources that will enable management review and oversight for those valuation allowances that involve a higher degree of inherent complexity and judgment required on the part of management.

We believe the remediation measures outlined above will strengthen our internal control over financial reporting and remediate the material weakness identified. Although the Company commenced its remediation plan in the fourth quarter of 2013, it is unlikely that we will be able to conclude that the material weakness has been fully remediated until the second quarter of 2014, as these measures will not be in operation long enough to effectively measure their operating effectiveness until that time. The Company will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions as are deemed to be appropriate under the circumstances.
Part II

Item 1.	Legal Proceedings
There have been no other material developments during the first quarter of 2014 in any of the ongoing legal proceedings that are included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 1A.	Risk Factors
Except as noted below, the risk factors that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “10-K”) have not materially changed since we filed the 10-K. See Item 1A to Part I of the 10-K for a complete discussion of these risk factors.
MPM’s Chapter 11 proceedings may be disruptive to our business and may materially and adversely affect our operations.

While we and MPM are separate and distinct with fully independent debt capital structures, due to the shared “Momentive” name, our relationships with our employees, suppliers, customers and other parties may be adversely impacted and our operations could be materially and adversely affected. In addition, the continuation of MPM’s reorganization could negatively affect our ability to attract new employees and retain existing high performing employees.
We have achieved significant cost savings as a result of the Shared Services Agreement with MPM, and expect additional cost savings from our other strategic initiatives. If the Shared Services Agreement is terminated or materially amended, or we are unable to achieve cost savings from our other strategic initiatives, it could have a material adverse effect on our business operations, results of operations, and financial condition.
In connection with the closing of the Momentive Combination, we entered into the Shared Services Agreement with MPM, as amended on March 17, 2011, pursuant to which we provide to MPM and MPM provides to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. We have realized significant cost savings under the Shared Service Agreement, including savings related to shared services and logistics optimization, best-of-source contractual terms, procurement savings, regional site rationalization, administrative and overhead savings. The Shared Services Agreement is subject to termination by MPM (or us), without cause, on not less than thirty days prior written notice, subject to a one year transition assistance period, and expires in October 2015 (subject to one-year renewals every year thereafter, absent contrary notice from either party). On April 13, 2014, MPM Holdings, MPM and certain of its U.S. subsidiaries filed voluntary petitions for reorganization (the “Bankruptcy Filing”) under Chapter 11. If the Shared Services Agreement is materially amended or terminated, it could have a material adverse effect on our business operations, results of operations and financial condition, as we would need to replace the services no longer being provided by MPM, and would lose the benefits being generated under the agreement at the time.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults upon Senior Securities
There were no defaults upon senior securities during the first three months of 2014.

Item 4.	Mine Safety Disclosures
This item is not applicable to the registrant.

Item 5.	Other Information
None.

Item 6.    Exhibits

31.1	Rule 13a-14 Certifications:

(a) Certificate of the Chief Executive Officer

(b) Certificate of the Chief Financial Officer

32.1	Section 1350 Certifications

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

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

MOMENTIVE SPECIALTY CHEMICALS INC.

Date:	May 14, 2014	/s/ William H. Carter
William H. Carter
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)