Form 10-Q
period 2014-06-30
MOMENTIVE SPECIALTY CHEMICALS INC.
filed 2014-08-13
CIK 13239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on August 1, 2014: 82,556,847

MOMENTIVE SPECIALTY CHEMICALS INC.

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions, except share data)	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $16 and $14, respectively)	$135	$393
Short-term investments	4	7
Accounts receivable (net of allowance for doubtful accounts of $16)	728	601
Inventories:
Finished and in-process goods	331	257
Raw materials and supplies	154	103
Other current assets	68	72
Total current assets	1,420	1,433
Investment in unconsolidated entities	49	45
Deferred income taxes	19	21
Other long-term assets	138	134
Property and equipment:
Land	91	88
Buildings	317	308
Machinery and equipment	2,508	2,427
	2,916	2,823
Less accumulated depreciation	(1,834)	(1,776)
	1,082	1,047
Goodwill	126	112
Other intangible assets, net	91	82
Total assets	$2,925	$2,874
Liabilities and Deficit
Current liabilities:
Accounts payable	$510	$483
Debt payable within one year	137	109
Interest payable	83	83
Income taxes payable	17	12
Accrued payroll and incentive compensation	62	47
Other current liabilities	119	127
Total current liabilities	928	861
Long-term liabilities:
Long-term debt	3,709	3,665
Long-term pension and post employment benefit obligations	226	234
Deferred income taxes	22	21
Other long-term liabilities	157	163
Total liabilities	5,042	4,944
Commitments and contingencies (See Note 6)
Deficit
Common stock—$0.01 par value; 300,000,000 shares authorized, 170,605,906 issued and 82,556,847 outstanding at June 30, 2014 and December 31, 2013	1	1
Paid-in capital	525	522
Treasury stock, at cost—88,049,059 shares	(296)	(296)
Accumulated other comprehensive loss	(17)	(21)
Accumulated deficit	(2,329)	(2,275)
Total Momentive Specialty Chemicals Inc. shareholder’s deficit	(2,116)	(2,069)
Noncontrolling interest	(1)	(1)
Total deficit	(2,117)	(2,070)
Total liabilities and deficit	$2,925	$2,874
See Notes to Condensed Consolidated Financial Statements

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Net sales	$1,337	$1,250	$2,630	$2,442
Cost of sales	1,174	1,098	2,303	2,147
Gross profit	163	152	327	295
Selling, general and administrative expense	95	89	191	181
Asset impairments	—	7	—	7
Business realignment costs	12	2	18	11
Other operating (income) expense, net	(1)	5	3	2
Operating income	57	49	115	94
Interest expense, net	76	76	153	150
Loss on extinguishment of debt	—	—	—	6
Other non-operating expense (income), net	3	(2)	5	3
Loss before income tax and earnings from unconsolidated entities	(22)	(25)	(43)	(65)
Income tax expense (benefit)	11	6	21	(26)
Loss before earnings from unconsolidated entities	(33)	(31)	(64)	(39)
Earnings from unconsolidated entities, net of taxes	6	3	10	7
Net loss	$(27)	$(28)	$(54)	$(32)
See Notes to Condensed Consolidated Financial Statements

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Net loss	$(27)	$(28)	$(54)	$(32)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(4)	(14)	(1)	(32)
Gain (loss) recognized from pension and postretirement benefits	2	(1)	5	3
Net losses on cash flow hedges reclassified to earnings	—	—	—	1
Other comprehensive (loss) income	(2)	(15)	4	(28)
Comprehensive loss	$(29)	$(43)	$(50)	$(60)
See Notes to Condensed Consolidated Financial Statements

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(In millions)	2014	2013
Cash flows used in operating activities
Net loss	$(54)	$(32)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	71	76
Deferred tax benefit	(2)	(41)
Non-cash asset impairments	—	7
Loss on extinguishment of debt	—	6
Unrealized foreign currency losses (gains)	8	(26)
Other non-cash adjustments	(3)	1
Net change in assets and liabilities:
Accounts receivable	(116)	(159)
Inventories	(120)	(70)
Accounts payable	24	119
Income taxes payable	5	6
Other assets, current and non-current	13	18
Other liabilities, current and long-term	(12)	30
Net cash used in operating activities	(186)	(65)
Cash flows used in investing activities
Capital expenditures	(78)	(60)
Capitalized interest	—	(1)
Purchase of businesses	(64)	—
Proceeds from the sale of (purchases of) debt securities, net	3	(1)
Change in restricted cash	(2)	15
Disbursement of affiliated loan	(50)	—
Repayment of affiliated loan	50	—
Investment in unconsolidated affiliates, net	(2)	(13)
Proceeds from sale of assets	—	1
Net cash used in investing activities	(143)	(59)
Cash flows provided by financing activities
Net short-term debt borrowings	27	9
Borrowings of long-term debt	160	1,127
Repayments of long-term debt	(117)	(1,040)
Long-term debt and credit facility financing fees	—	(36)
Net cash provided by financing activities	70	60
Effect of exchange rates on cash and cash equivalents	(1)	(5)
Decrease in cash and cash equivalents	(260)	(69)
Cash and cash equivalents (unrestricted) at beginning of period	379	401
Cash and cash equivalents (unrestricted) at end of period	$119	$332
Supplemental disclosures of cash flow information
Cash paid for:
Interest, net	$148	$126
Income taxes paid, net	18	3
Non-cash financing activities:
Non-cash issuance of debt in exchange for loans of parent	$—	$200
Non-cash distribution declared to parent	—	208
Settlement of note receivable from parent	—	24
See Notes to Condensed Consolidated Financial Statements

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATED STATEMENT OF DEFICIT (Unaudited)

(In millions)	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Momentive Specialty Chemicals Inc. Deficit	Noncontrolling Interest	Total
Balance at December 31, 2013	$1	$522	$(296)	$(21)	$(2,275)	$(2,069)	$(1)	$(2,070)
Net loss	—	—	—	—	(54)	(54)	—	(54)
Other comprehensive income	—	—	—	4	—	4	—	4
Purchase of business from related party (see Note 3)	—	3	—	—	—	3	—	3
Balance at June 30, 2014	$1	$525	$(296)	$(17)	$(2,329)	$(2,116)	$(1)	$(2,117)

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In millions, except share data)
1. Background and Basis of Presentation
Based in Columbus, Ohio, Momentive Specialty Chemicals Inc., (which may be referred to as “MSC” or the “Company”) serves global industrial markets through a broad range of thermoset technologies, specialty products and technical support for customers in a diverse range of applications and industries. The Company’s business is organized based on the products offered and the markets served. At June 30, 2014, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins.
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
Subsequent Events—The Company has evaluated events and transactions subsequent to June 30, 2014 through August 13, 2014, the date of issuance of its unaudited Condensed Consolidated Financial Statements.
Recently Issued Accounting Standards
In May, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Board Update No. 2014-09: Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes the existing revenue recognition guidance and most industry-specific guidance applicable to revenue recognition. According to the new guidance, an entity will apply a principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period and early application is not permitted. The Company is currently assessing the potential impact of ASU 2014-09 on its financial statements.
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
During both the three months ended June 30, 2014 and 2013 and during both the six months ended June 30, 2014 and 2013, the Company recognized expense under the Management Consulting Agreement of $1 and $2, respectively. This amount is included in “Other operating (income) expense, net” in the Company’s unaudited Condensed Consolidated Statements of Operations.

Transactions with MPM
Shared Services Agreement
On October 1, 2010, in conjunction with the Momentive Combination, the Company entered into a shared services agreement with MPM, as amended on March 17, 2011 (the “Shared Services Agreement”). Under this agreement, the Company provides to MPM, and MPM provides to the Company, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The Shared Services Agreement is subject to termination by either the Company or MPM, without cause, on not less than 30 days’ written notice subject to a one-year transition assistance period, and expires in October 2015 (subject to one-year renewals every year thereafter; absent contrary notice from either party). The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between the Company and MPM. Pursuant to this agreement, during the six months ended June 30, 2014 and 2013, the Company incurred approximately $67 and $61, respectively, of net costs for shared services and MPM incurred approximately $51 and $46, respectively, of net costs for shared services. Included in the net costs incurred during the six months ended June 30, 2014 and 2013, were net billings from the Company to MPM of $20 and $14, respectively, to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to the applicable allocation percentage. The allocation percentage was initially set at 51% for the Company and 49% for MPM at the inception of the agreement. Following the required annual review by the Steering Committee in accordance with the terms of the Shared Services Agreement, the allocation percentage for 2014 remains unchanged from 2013, which was 57% for the Company and 43% for MPM. The Company had accounts receivable from MPM of $13 and $4 as of June 30, 2014 and December 31, 2013, respectively, and accounts payable to MPM of less than $1 at both June 30, 2014 and December 31, 2013. During the six months ended June 30, 2014 and 2013, the Company realized approximately $2 and $5, respectively, in cost savings as a result of the Shared Services Agreement.
On April 13, 2014, MPM Holdings, MPM and certain of its U.S. subsidiaries filed voluntary petitions for reorganization (the “Bankruptcy Filing”) under Chapter 11 of the U.S. Bankruptcy Code. The Company has filed a claim in U.S. Bankruptcy Court in conjunction with the Bankruptcy Filing for the pre-petition amounts owed to it by MPM under the Shared Services Agreement. Despite the Bankruptcy Filing, we expect the Shared Services Agreement to continue in effect and for the majority of the savings from these synergies to continue.
Sales and Purchases of Products and Services with MPM
The Company also sells products to, and purchases products from, MPM pursuant to a Master Buy/Sell Agreement dated as of September 6, 2012 (the “Master Buy/Sell Agreement”). Prices under the agreement are determined by a formula based upon certain third party sales of the applicable product, or in the event that no qualifying third party sales have taken place, based upon the average contribution margin generated by certain third party sales of products in the same or a similar industry. The standard terms and conditions of the seller in the applicable jurisdiction apply to transactions under the Master Buy/Sell Agreement. A subsidiary of MPM also acts as a non-exclusive distributor in India for certain of the Company’s subsidiaries pursuant to Distribution Agreements dated as of September 6, 2012 (the “Distribution Agreements”). Prices under the Distribution Agreements are determined by a formula based on the weighted average sales price of the applicable product less a margin. The Master Buy/Sell Agreement and Distribution Agreements have initial terms of 3 years and may be terminated for convenience by either party thereunder upon 30 days’ prior notice in the case of the Master/Buy Sell Agreement and upon 90 days’ prior notice in the case of the Distribution Agreements. Pursuant to these agreements and other purchase orders, during the three months ended June 30, 2014 and 2013, the Company sold less than $1 of products to MPM and purchased $2 and $1, respectively. During the six months ended June 30, 2014 and 2013, the Company sold less than $1 of products to MPM and purchased $4 and $2, respectively. As of both June 30, 2014 and December 31, 2013, the Company had less than $1 of accounts receivable from MPM and $1 of accounts payable to MPM related to these agreements.
Other Transactions with MPM
In March 2014, the Company entered into a ground lease with a Brazilian subsidiary of MPM to lease a portion of MPM’s manufacturing site in Itatiba, Brazil for purposes of constructing and operating an epoxy production facility. In conjunction with the ground lease, the Company also entered into a site services agreement whereby MPM’s subsidiary will provide to the Company various services such as environmental, health and safety, security, maintenance and accounting, amongst others, to support the operation of this new facility. The Company paid less than $1 to MPM under this agreement during both the three and six months ended June 30, 2014.
In April 2014, the Company purchased 100% of the interests in MPM’s Canadian subsidiary for a purchase price of approximately $12. As a part of the transaction the Company also entered into a non-exclusive distribution agreement with a subsidiary of MPM, whereby the Company will act as a distributor of certain of MPM’s products in Canada. The agreement has a term of 10 years, and is cancelable by either party with 180 days’ notice. The Company is compensated for acting as distributor at a rate of 2% of the net selling price of the related products sold. Additionally, MPM is providing transitional services to the Company for a period of 6 months subsequent to the transaction date. During the three months ended June 30, 2014, the Company purchased approximately $10 of products from MPM under this distribution agreement, and earned less than $1 from MPM as compensation for acting as distributor of the products. As of June 30, 2014, the Company had $8 of accounts payable to MPM related to the distribution agreement.
As both the Company and MPM share a common ultimate parent, this purchase was accounted for as a transaction under common control as defined in the accounting guidance for business combinations, resulting in the Company recording the net assets of the acquired entity at carrying value. Additionally, the gain on the purchase of $3 was accounted for as a capital contribution, and is reflected as an addition to “Paid-in-Capital” in the unaudited Condensed Consolidated Balance Sheets. In addition, the Company has recasted its prior period financial statements on a combined basis to reflect the release of the valuation allowance related to the expected realization of deferred tax benefits attributable to MPM’s Canadian subsidiary during the year ended December 31, 2011. This retrospective adjustment to the Company’s unaudited Condensed Consolidated Financial Statements resulted in a $12 decrease in “Accumulated deficit” as of December 31, 2013.

Purchases and Sales of Products and Services with Affiliates Other than MPM
The Company sells products to various Apollo affiliates other than MPM. These sales were $41 and $36 for the three months ended June 30, 2014 and 2013, respectively, and $87 and $66 for the six months ended June 30, 2014 and 2013, respectively. Accounts receivable from these affiliates were $24 and $17 at June 30, 2014 and December 31, 2013, respectively. The Company also purchases raw materials and services from various Apollo affiliates other than MPM. These purchases were $2 and $4 (as revised from $32 to correct for a data accumulation error, which the Company does not believe is material) for the three months ended June 30, 2014 and 2013, respectively, and $3 and $15 (as revised from $66 to correct for a data accumulation error, which the Company does not believe is material) for the six months ended June 30, 2014 and 2013, respectively. The Company had accounts payable to these affiliates of less than $1 at both June 30, 2014 and December 31, 2013.
Other Transactions and Arrangements
Momentive Holdings purchases insurance policies which also cover the Company and MPM. Amounts are billed to the Company annually based on the Company’s relative share of the insurance premiums and amortized over the term of the policy. No amounts were billed to the Company from Momentive Holdings for either the three months or six months ended June 30, 2014 or 2013. The Company had accounts payable to Momentive Holdings of less than $1 and $4 under these arrangements at June 30, 2014 and December 31, 2013, respectively.
The Company sells finished goods to, and purchases raw materials from, its foundry joint venture between the Company and HA-USA Inc. (“HAI”). The Company also provides toll-manufacturing and other services to HAI. The Company’s investment in HAI is recorded under the equity method of accounting, and the related sales and purchases are not eliminated from the Company’s unaudited Condensed Consolidated Financial Statements. However, any profit on these transactions is eliminated in the Company’s unaudited Condensed Consolidated Financial Statements to the extent of the Company’s 50% interest in HAI. Sales and services provided to HAI were $29 and $26 for the three months ended June 30, 2014 and 2013, respectively, and $56 and $53 for the six months ended June 30, 2014 and 2013, respectively. Accounts receivable from HAI were $19 and $16 at June 30, 2014 and December 31, 2013, respectively. Purchases from HAI were $8 and $9 (as revised from $10 to correct for a data accumulation error, which the Company does not believe is material) for the three months ended June 30, 2014 and 2013, respectively, and $15 and $16 (as revised from $31 to correct for a data accumulation error, which the Company does not believe is material) for the six months ended June 30, 2014 and 2013, respectively. The Company had accounts payable to HAI of $6 at both June 30, 2014 and December 31, 2013. Additionally, HAI declared dividends to the Company of $3 and $8 during the three months ended June 30, 2014 and 2013, respectively, and $6 and $15 during the six months ended June 30, 2014 and 2013, respectively. No amounts remain outstanding related to these previously declared dividends as of June 30, 2014.
The Company’s purchase contracts with HAI represent a significant portion of HAI’s total revenue, and this factor results in the Company absorbing the majority of the risk from potential losses or the majority of the gains from potential returns. However, the Company does not have the power to direct the activities that most significantly impact HAI, and therefore, does not consolidate HAI. The carrying value of HAI’s assets were $69 and $50 at June 30, 2014 and December 31, 2013, respectively. The carrying value of HAI’s liabilities were $31 and $15 at June 30, 2014 and December 31, 2013, respectively.
In February 2013, the Company and HAI resolved a dispute regarding raw material pricing. As part of the resolution, the Company will provide discounts to HAI on future purchases of dry and liquid resins totaling $16 over a period of three years. During the three and six months ended June 30, 2014, the Company issued $1 and $3, respectively, of discounts to HAI under this agreement. During both the three and six months ended June 30, 2013, the Company issued $1 of discounts to HAI under this agreement. As of June 30, 2014 and December 31, 2013, $9 and $12, respectively, remained outstanding under this agreement. As of both June 30, 2014 and December 31, 2013, $5 of the outstanding amount was classified in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets, with the remaining amount included in “Other long-term liabilities.”
The Company had royalties receivable from its unconsolidated forest products joint venture in Russia of $6 as of both June 30, 2014 and December 31, 2013.
As of both June 30, 2014 and December 31, 2013, the Company had approximately $10 of cash on deposit as collateral for a loan that was extended by a third party to one of the Company’s unconsolidated joint ventures, which is classified as restricted cash.
In February 2014, the Company made a restricted purpose loan of $50 to Superholdco Finance Corp (“Finco”), a newly formed subsidiary of Momentive Holdings. The loan matures in February 2015, bears interest at LIBOR plus 3.75% per annum. The loan is fully collateralized by the assets of Finco. On April 7, 2014, Finco entered into an agreement with MPM under which it purchased approximately $51 of accounts receivable from MPM, paying 95% of the proceeds in cash, with the remaining 5% to be paid in cash when the sold receivables are fully collected. The agreement also appointed MPM to act as the servicer of the receivables on behalf of Finco. As of June 30, 2014, Finco had substantially repaid the loan, and the outstanding balance was less than $1. Interest incurred under the loan agreement was less than $1 for the six months ended June 30, 2014.
Finco is deemed to be a VIE, and the Company’s loan to Finco represents a variable interest in Finco. The power to direct the activities that most significantly impact the VIE is shared between the Company and the other related party variable interest entity holder. However, as of June 30, 2014, the Company does not absorb the majority of the risk from potential losses or the majority of the gains from potential returns of the VIE, and therefore, the Company does not consolidate Finco. As of June 30, 2014, the carrying value of both Finco’s assets and liabilities was $3.

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

Recurring Fair Value Measurements
As of June 30, 2014, the Company had derivative liabilities of $1, which were measured using Level 2 inputs, and consist of derivative instruments transacted primarily in over-the-counter markets. There were no transfers between Level 1, Level 2 or Level 3 measurements during the three or six months ended June 30, 2014 or 2013.
The Company calculates the fair value of its Level 2 derivative liabilities using standard pricing models with market-based inputs, adjusted for nonperformance risk. When its financial instruments are in a liability position, the Company evaluates its credit risk as a component of fair value. At both June 30, 2014 and December 31, 2013, no adjustment was made by the Company to reduce its derivative liabilities for nonperformance risk.
When its financial instruments are in an asset position, the Company is exposed to credit loss in the event of nonperformance by other parties to these contracts and evaluates their credit risk as a component of fair value.
Non-derivative Financial Instruments
The following table summarizes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
June 30, 2014
Debt	$3,846	$—	$3,966	$10	$3,976
December 31, 2013
Debt	$3,774	$—	$3,820	$10	$3,830
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

5. Debt Obligations
Debt outstanding at June 30, 2014 and December 31, 2013 is as follows:

	June 30, 2014		December 31, 2013
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
ABL Facility	$65	$—	$—	$—
Senior Secured Notes:
6.625% First-Priority Senior Secured Notes due 2020 (includes $6 and $7 of unamortized debt premium at June 30, 2014 and December 31, 2013, respectively)	1,556	—	1,557	—
8.875% Senior Secured Notes due 2018 (includes $4 of unamortized debt discount at both June 30, 2014 and December 31, 2013)	1,196	—	1,196	—
9.00% Second-Priority Senior Secured Notes due 2020	574	—	574	—
Debentures:
9.2% debentures due 2021	74	—	74	—
7.875% debentures due 2023	189	—	189	—
8.375% sinking fund debentures due 2016	20	20	40	20
Other Borrowings:
Australia Facility due 2014	—	36	—	35
Brazilian bank loans	12	55	13	45
Capital Leases	9	1	9	1
Other	14	25	13	8
Total	$3,709	$137	$3,665	$109
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
Environmental Institution of Paraná IAP—On August 10, 2005, the Environmental Institute of Paraná (IAP), an environmental agency in the State of Paraná, provided Hexion Quimica Industria, the Company’s Brazilian subsidiary, with notice of an environmental assessment in the amount of 12 Brazilian reais. The assessment related to alleged environmental damages to the Paranagua Bay caused in November 2004 from an explosion on a shipping vessel carrying methanol purchased by the Company. The investigations performed by the public authorities have not identified any actions of the Company that contributed to or caused the accident. The Company responded to the assessment by filing a request to have it cancelled and by obtaining an injunction precluding execution of the assessment pending adjudication of the issue. In November 2010, the Court denied the Company’s request to cancel the assessment and lifted the injunction that had been issued. The Company responded to the ruling by filing an appeal in the State of Paraná Court of Appeals. In March 2012, the Company was informed that the Court of Appeals had denied the Company’s appeal, and on June 4, 2012 the Company filed appeals to the Superior Court of Justice and the Supreme Court of Brazil. The Company continues to believe it has strong defenses against the validity of the assessment, and does not believe that a loss is probable. At June 30, 2014, the amount of the assessment, including tax, penalties, monetary correction and interest, is 39 Brazilian reais, or approximately $18.
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

The following table summarizes all probable environmental remediation, indemnification and restoration liabilities, including related legal expenses, at June 30, 2014 and December 31, 2013:

	Number of Sites		Liability		Range of Reasonably Possible Costs
Site Description	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	Low	High
Geismar, LA	1	1	$15	$16	$10	$22
Superfund and offsite landfills – allocated share:
Less than 1%	15	16	1	1	1	1
Equal to or greater than 1%	12	12	7	8	5	14
Currently-owned	13	12	11	8	8	18
Formerly-owned:
Remediation	12	11	18	8	16	28
Monitoring only	4	4	1	1	—	1
Total	57	56	$53	$42	$40	$84
These amounts include estimates for unasserted claims that the Company believes are probable of loss and reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of a range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. At both June 30, 2014 and December 31, 2013, $14 has been included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets with the remaining amount included in “Other long-term liabilities.”
Following is a discussion of the Company’s environmental liabilities and the related assumptions at June 30, 2014:
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

Formerly-Owned Sites—The Company is conducting, or has been identified as a PRP in connection with, environmental remediation at a number of locations that it formerly owned and/or operated. Remediation costs at these former sites, such as those associated with our former phosphate mining and processing operations, could be material. The Company has accrued those costs for formerly-owned sites which are currently probable and reasonably estimable. One such site is the Coronet Industries, Inc. Superfund Alternative Site in Plant City, Florida. The current owner of the site has alleged that it has incurred environmental costs at the site for which it believes it has a contribution claim against the Company, and that additional future costs are likely to be incurred. In July 2014, the Company reached a non-binding agreement with the current owner of the site, subject to negotiation of an acceptable settlement agreement and required approvals. Pursuant to the agreement, the Company would pay $10 in fulfillment of the contribution claim against the Company for past remediation costs. Additionally, the Company would accept a 40% allocable share of specified future remediation costs at this site. At this time, the Company does not have adequate information to enable it to estimate a potential range of liability for such future remediation costs. The final costs to the Company will depend on the method of remediation chosen and the level of participation of third parties.
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
Non-Environmental Legal Matters
The Company is involved in various legal proceedings in the ordinary course of business and had reserves of $14 and $16 at June 30, 2014 and December 31, 2013, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable. At both June 30, 2014 and December 31, 2013, $7 has been included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets, with the remaining amount included in “Other long-term liabilities.”
Following is a discussion of significant non-environmental legal proceedings:
Brazil Tax Claim— On October 15, 2012, the Appellate Court for the State of Sao Paulo rendered a unanimous decision in favor of the Company on this claim, which has been pending since 1992. In 1992, the State of Sao Paulo Administrative Tax Bureau issued an assessment against the Company’s Brazilian subsidiary claiming that excise taxes were owed on certain intercompany loans made for centralized cash management purposes. These loans and other internal flows of funds were characterized by the Tax Bureau as intercompany sales. Since that time, management and the Tax Bureau have held discussions and the Company filed an administrative appeal seeking cancellation of the assessment. The Administrative Court upheld the assessment in December 2001. In 2002, the Company filed a second appeal with the highest-level Administrative Court, again seeking cancellation of the assessment. In February 2007, the highest-level Administrative Court upheld the assessment. The Company requested a review of this decision. On April 23, 2008, the Brazilian Administrative Tax Tribunal issued its final decision upholding the assessment against the Company. The Company filed an Annulment action in the Brazilian Judicial Courts in May 2008 along with a request for an injunction to suspend the tax collection. The injunction was granted upon the Company pledging certain properties and assets in Brazil during the pendency of the Annulment action in lieu of depositing an amount equivalent to the assessment with the Court. In September 2010, in the Company’s favor, the Court adopted its appointed expert’s report finding that the transactions in question were intercompany loans and other legal transactions. The State Tax Bureau appealed this decision in December 2010, and the Appellate Court ruled in the Company’s favor on October 15, 2012. On January 7, 2013, the State Tax Bureau appealed the decision to the Superior Court of Justice. The Company has replied to the appeal, and continues to believe that a loss contingency is not probable. At June 30, 2014, the amount of the assessment, including tax, penalties, monetary correction and interest, is 71 Brazilian reais, or approximately $32.
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

7. Pension and Postretirement Benefit Plans
Following are the components of net pension and postretirement expense recognized by the Company for the three and six months ended June 30, 2014 and 2013:

	Pension Benefits				Non-Pension Postretirement Benefits
	Three Months Ended June 30,				Three Months Ended June 30,
	2014		2013		2014		2013
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$—	$4	$—	$4	$—	$—	$—	$—
Interest cost on projected benefit obligation	4	4	2	5	—	1	—	—
Expected return on assets	(4)	(3)	(3)	(4)	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—	—	1
Amortization of net losses	2	1	3	2	—	—	—	—
Net expense	$2	$6	$2	$7	$—	$1	$—	$1

	Pension Benefits				Non-Pension Postretirement Benefits
	Six Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1	$8	$1	$8	$—	$—	$—	$—
Interest cost on projected benefit obligation	6	8	5	9	—	1	—	—
Expected return on assets	(8)	(7)	(7)	(6)	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—	—	1
Amortization of net losses	4	2	5	4	—	—	—	—
Net expense	$3	$11	$4	$15	$—	$1	$—	$1
8. Segment Information
The Company’s business segments are based on the products that the Company offers and the markets that it serves. At June 30, 2014, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins. A summary of the major products of the Company’s reportable segments follows:

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
Net Sales (1):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Epoxy, Phenolic and Coating Resins	$862	$799	$1,679	$1,564
Forest Products Resins	475	451	951	878
Total	$1,337	$1,250	$2,630	$2,442

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.

Segment EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Epoxy, Phenolic and Coating Resins	$72	$73	$148	$141
Forest Products Resins	65	59	125	114
Corporate and Other	(17)	(14)	(36)	(32)
Reconciliation of Segment EBITDA to Net Loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$72	$73	$148	$141
Forest Products Resins	65	59	125	114
Corporate and Other	(17)	(14)	(36)	(32)

Reconciliation:
Items not included in Segment EBITDA:
Asset impairments	—	(7)	—	(7)
Business realignment costs	(12)	(2)	(18)	(11)
Integration costs	(3)	(2)	(5)	(5)
Other	(9)	(15)	(23)	(26)
Total adjustments	(24)	(26)	(46)	(49)
Interest expense, net	(76)	(76)	(153)	(150)
Loss on extinguishment of debt	—	—	—	(6)
Income tax (expense) benefit	(11)	(6)	(21)	26
Depreciation and amortization	(36)	(38)	(71)	(76)
Net loss	$(27)	$(28)	$(54)	$(32)

Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses. For the three and six months ended June 30, 2014, these items primarily include expenses from retention programs, stock-based compensation expense, losses on the disposal of assets and unrealized foreign exchange transaction gains and losses. For the three and six months ended June 30, 2013, these items primarily include expenses from retention programs and unrealized foreign exchange losses. Business realignment costs for the three and six months ended June 30, 2014 and June 30, 2013 primarily relate to costs for environmental remediation at certain formerly owned locations and expenses from minor restructuring programs. Integration costs for the three and six months ended June 30, 2014 and 2013 primarily represent integration costs associated with the Momentive Combination.
9. Summarized Financial Information of Unconsolidated Affiliate
Summarized financial information of the unconsolidated affiliate HAI as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013 is as follows:

	June 30, 2014	December 31, 2013
Current assets	$42	$29
Non-current assets	27	21
Current liabilities	30	15
Non-current liabilities	1	—

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$49	$44	$94	$89
Gross profit	12	11	23	22
Pre-tax income	8	24	15	31
Net income	8	23	15	30

10. Changes in Accumulated Other Comprehensive Loss
Following is a summary of changes in “Accumulated other comprehensive loss” for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$(148)	$133	$(15)	$(215)	$125	$(90)
Other comprehensive loss before reclassifications, net of tax	—	(4)	(4)	(6)	(14)	(20)
Amounts reclassified from Accumulated other comprehensive loss, net of tax	2	—	2	5	—	5
Net other comprehensive income (loss)	2	(4)	(2)	(1)	(14)	(15)
Ending balance	$(146)	$129	$(17)	$(216)	$111	$(105)

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$(151)	$130	$(21)	$(1)	$(219)	$143	$(77)
Other comprehensive loss before reclassifications, net of tax	—	(1)	(1)	—	(6)	(32)	(38)
Amounts reclassified from Accumulated other comprehensive loss, net of tax	5	—	5	1	9	—	10
Net other comprehensive income (loss)	5	(1)	4	1	3	(32)	(28)
Ending balance	$(146)	$129	$(17)	$—	$(216)	$111	$(105)

	Amount Reclassified From Accumulated Other Comprehensive Loss for the Three Months Ended:
Amount Reclassified From Accumulated Other Comprehensive Loss	June 30, 2014	June 30, 2013	Location of Reclassified Amount in Income
Amortization of defined benefit pension and other postretirement benefit items:
Prior service costs	$—	$1
Actuarial losses	3	5	(1)
Total before income tax	3	6
Income tax benefit	(1)	(1)	Income tax expense (benefit)
Total	$2	$5

	Amount Reclassified From Accumulated Other Comprehensive Loss for the Six Months Ended:
Amount Reclassified From Accumulated Other Comprehensive Loss	June 30, 2014	June 30, 2013	Location of Reclassified Amount in Income
Gains and losses on cash flow hedges:
Interest rate swaps	$—	$—	Interest expense, net
Total before income tax	—	—
Income tax benefit	—	1	Income tax expense (benefit)
Total	$—	$1

Amortization of defined benefit pension and other postretirement benefit items:
Prior service costs	$—	$1
Actuarial losses	6	9	(1)
Total before income tax	6	10
Income tax benefit	(1)	(1)	Income tax expense (benefit)
Total	5	9
Total	$5	$10

(1)	These accumulated other comprehensive income components are included in the computation of net pension and postretirement benefit expense (see Note 7).
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

12. Income Taxes

The effective tax rate was (50)% and (24)% for the second quarter of 2014 and 2013, respectively. The effective tax rate was (49)% and 40% for the first half of 2014 and 2013, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and losses among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating losses generated in jurisdictions where no tax benefit was recognized due to the maintenance of a full valuation allowance.

For the three and six months ended June 30, 2014, income tax expense relates primarily to income from certain foreign operations. Losses in the United States and certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to the maintenance of a full valuation allowance.

For the three months ended June 30, 2013, income tax expense relates primarily to income from certain foreign operations. For the first half of 2013, income tax benefit relates primarily to a discrete tax benefit of $29 related to the signing of the American Taxpayer Relief Act of 2012 during the first quarter of 2013, which provided for the exclusion of certain foreign earnings from U.S. federal taxation from January 1, 2012 through December 31, 2013.

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
The following information contains the condensed consolidating financial information for MSC (the parent), the Subsidiary Issuers, the combined subsidiary guarantors (Momentive Specialty Chemical Investments Inc.; Borden Chemical Foundry, LLC; Lawter International, Inc.; HSC Capital Corporation; Momentive International, Inc.; Momentive CI Holding Company; NL COOP Holdings LLC and Oilfield Technology Group, Inc.) and the combined non-guarantor subsidiaries, which includes all of the Company’s foreign subsidiaries.
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

MOMENTIVE SPECIALTY CHEMICALS INC.
JUNE 30, 2014
CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0, $0 and $16, respectively)	$30	$2	$—	$103	$—	$135
Short-term investments	—	—	—	4	—	4
Accounts receivable, net	213	3	2	510	—	728
Intercompany accounts receivable	115	89	—	370	(574)	—
Intercompany loans receivable - current portion	211	—	—	245	(456)	—
Inventories:
Finished and in-process goods	124	—	—	207	—	331
Raw materials and supplies	65	—	—	89	—	154
Other current assets	23	—	—	45	—	68
Total current assets	781	94	2	1,573	(1,030)	1,420
Investment in unconsolidated entities	359	—	32	30	(372)	49
Deferred income taxes	—	—	—	19	—	19
Other assets, net	23	58	1	56	—	138
Intercompany loans receivable	1,165	3,364	30	2,517	(7,076)	—
Property and equipment, net	517	—	—	565	—	1,082
Goodwill	66	—	—	60	—	126
Other intangible assets, net	59	—	—	32	—	91
Total assets	$2,970	$3,516	$65	$4,852	$(8,478)	$2,925
Liabilities and (Deficit) Equity
Current liabilities:
Accounts payable	$160	$—	$—	$350	$—	$510
Intercompany accounts payable	136	4	—	434	(574)	—
Debt payable within one year	20	—	—	117	—	137
Intercompany loans payable within one year	56	—	—	400	(456)	—
Interest payable	9	73	—	1	—	83
Income taxes payable	4	—	—	13	—	17
Accrued payroll and incentive compensation	26	—	—	36	—	62
Other current liabilities	64	—	—	55	—	119
Total current liabilities	475	77	—	1,406	(1,030)	928
Long-term liabilities:
Long-term debt	354	3,326	—	29	—	3,709
Intercompany loans payable	3,402	—	8	3,666	(7,076)	—
Accumulated losses of unconsolidated subsidiaries in excess of investment	699	—	266	—	(965)	—
Long-term pension and post employment benefit obligations	43	—	—	183	—	226
Deferred income taxes	8	2	—	12	—	22
Other long-term liabilities	105	6	—	46	—	157
Total liabilities	5,086	3,411	274	5,342	(9,071)	5,042
Total Momentive Specialty Chemicals Inc. shareholders (deficit) equity	(2,116)	105	(209)	(489)	593	(2,116)
Noncontrolling interest	—	—	—	(1)	—	(1)
Total (deficit) equity	(2,116)	105	(209)	(490)	593	(2,117)
Total liabilities and (deficit) equity	$2,970	$3,516	$65	$4,852	$(8,478)	$2,925

MOMENTIVE SPECIALTY CHEMICALS INC.
DECEMBER 31, 2013
CONDENSED CONSOLIDATING BALANCE SHEET

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0, $0 and $14, respectively)	$165	$5	$—	$223	$—	$393
Short-term investments	—	—	—	7	—	7
Accounts receivable, net	179	—	—	422	—	601
Intercompany accounts receivable	190	89	—	374	(653)	—
Intercompany loans receivable - current portion	216	—	—	278	(494)	—
Inventories:
Finished and in-process goods	105	—	—	152	—	257
Raw materials and supplies	38	—	—	65	—	103
Other current assets	27	—	—	45	—	72
Total current assets	920	94	—	1,566	(1,147)	1,433
Investment in unconsolidated entities	351	—	29	28	(363)	45
Deferred income taxes	—	—	—	21	—	21
Other assets, net	31	59	2	42	—	134
Intercompany loans receivable	1,251	3,355	29	4,221	(8,856)	—
Property and equipment, net	491	—	—	556	—	1,047
Goodwill	52	—	—	60	—	112
Other intangible assets, net	47	—	—	35	—	82
Total assets	$3,143	$3,508	$60	$6,529	$(10,366)	$2,874
Liabilities and (Deficit) Equity
Current liabilities:
Accounts payable	$165	$—	$—	$318	$—	$483
Intercompany accounts payable	130	—	—	523	(653)	—
Debt payable within one year	20	—	—	89	—	109
Intercompany loans payable within one year	173	—	—	321	(494)	—
Interest payable	10	72	—	1	—	83
Income taxes payable	4	—	—	8	—	12
Accrued payroll and incentive compensation	19	—	—	28	—	47
Other current liabilities	65	—	—	62	—	127
Total current liabilities	586	72	—	1,350	(1,147)	861
Long term liabilities:
Long-term debt	309	3,326	—	30	—	3,665
Intercompany loans payable	3,388	—	7	5,461	(8,856)	—
Accumulated losses of unconsolidated subsidiaries in excess of investment	762	—	261	—	(1,023)	—
Long-term pension and post employment benefit obligations	50	—	—	184	—	234
Deferred income taxes	7	2	—	12	—	21
Other long-term liabilities	110	6	—	47	—	163
Total liabilities	5,212	3,406	268	7,084	(11,026)	4,944
Total Momentive Specialty Chemicals Inc. shareholders (deficit) equity	(2,069)	102	(208)	(554)	660	(2,069)
Noncontrolling interest	—	—	—	(1)	—	(1)
Total (deficit) equity	(2,069)	102	(208)	(555)	660	(2,070)
Total liabilities and (deficit) equity	$3,143	$3,508	$60	$6,529	$(10,366)	$2,874

MOMENTIVE SPECIALTY CHEMICALS INC.
THREE MONTHS ENDED JUNE 30, 2014
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$595	$—	$—	$804	$(62)	$1,337
Cost of sales	524	—	—	712	(62)	1,174
Gross profit	71	—	—	92	—	163
Selling, general and administrative expense	27	—	—	68	—	95
Business realignment costs	10	—	—	2	—	12
Other operating expense (income), net	2	—	—	(3)	—	(1)
Operating income	32	—	—	25	—	57
Interest expense, net	7	67	—	2	—	76
Intercompany interest expense (income), net	44	(68)	—	24	—	—
Other non-operating expense (income), net	5	—	—	(2)	—	3
(Loss) income before income tax and (losses) earnings from unconsolidated entities	(24)	1	—	1	—	(22)
Income tax expense	—	—	—	11	—	11
(Loss) income before (losses) earnings from unconsolidated entities	(24)	1	—	(10)	—	(33)
(Losses) earnings from unconsolidated entities, net of taxes	(3)	—	5	1	3	6
Net (loss) income	$(27)	$1	$5	$(9)	$3	$(27)
Comprehensive (loss) income	$(29)	$—	$6	$(16)	$10	$(29)

MOMENTIVE SPECIALTY CHEMICALS INC.
THREE MONTHS ENDED JUNE 30, 2013
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$572	$—	$—	$729	$(51)	$1,250
Cost of sales	485	—	—	664	(51)	1,098
Gross profit	87	—	—	65	—	152
Selling, general and administrative expense	29	—	—	60	—	89
Asset impairments	—	—	—	7	—	7
Business realignment costs	2	—	—	—	—	2
Other operating (income) expense, net	(1)	—	—	6	—	5
Operating income (loss)	57	—	—	(8)	—	49
Interest expense, net	8	67	—	1	—	76
Intercompany interest expense (income), net	47	(67)	—	20	—	—
Other non-operating (income) expense, net	(8)	—	—	6	—	(2)
Income (loss) before income tax and (losses) earnings from unconsolidated entities	10	—	—	(35)	—	(25)
Income tax (benefit) expense	(4)	—	—	10	—	6
Income (loss) before (losses) earnings from unconsolidated entities	14	—	—	(45)	—	(31)
(Losses) earnings from unconsolidated entities, net of taxes	(42)	—	(17)	1	61	3
Net loss	$(28)	$—	$(17)	$(44)	$61	$(28)
Comprehensive (loss) income	$(43)	$1	$(16)	$(62)	$77	$(43)

MOMENTIVE SPECIALTY CHEMICALS INC.
SIX MONTHS ENDED JUNE 30, 2014
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,173	$—	$—	$1,576	$(119)	$2,630
Cost of sales	1,029	—	—	1,393	(119)	2,303
Gross profit	144	—	—	183	—	327
Selling, general and administrative expense	55	—	—	136	—	191
Business realignment costs	15	—	—	3	—	18
Other operating expense, net	3	—	—	—	—	3
Operating income	71	—	—	44	—	115
Interest expense, net	15	134	—	4	—	153
Intercompany interest expense (income), net	87	(136)	—	49	—	—
Other non-operating expense, net	5	—	—	—	—	5
(Loss) income before income tax and (losses) earnings from unconsolidated entities	(36)	2	—	(9)	—	(43)
Income tax (benefit) expense	(1)	—	—	22	—	21
(Loss) income before (losses) earnings from unconsolidated entities	(35)	2	—	(31)	—	(64)
(Losses) earnings from unconsolidated entities, net of taxes	(19)	—	4	2	23	10
Net (loss) income	$(54)	$2	$4	$(29)	$23	$(54)
Comprehensive (loss) income	$(50)	$1	$5	$(25)	$19	$(50)

MOMENTIVE SPECIALTY CHEMICALS INC.
SIX MONTHS ENDED JUNE 30, 2013
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,109	$—	$—	$1,437	$(104)	$2,442
Cost of sales	949	—	—	1,302	(104)	2,147
Gross profit	160	—	—	135	—	295
Selling, general and administrative expense	57	—	—	124	—	181
Asset impairments	—	—	—	7	—	7
Business realignment costs	6	—	—	5	—	11
Other operating expense (income), net	3	(4)	—	3	—	2
Operating income (loss)	94	4	—	(4)	—	94
Interest expense, net	18	128	—	4	—	150
Intercompany interest expense (income), net	91	(130)	—	39	—	—
Loss on extinguishment of debt	2	—	—	4	—	6
Other non-operating expense (income), net	7	—	—	(4)	—	3
(Loss) income before income tax and (losses) earnings from unconsolidated entities	(24)	6	—	(47)	—	(65)
Income tax (benefit) expense	(42)	1	—	15	—	(26)
Income (loss) before (losses) earnings from unconsolidated entities	18	5	—	(62)	—	(39)
(Losses) earnings from unconsolidated entities, net of taxes	(50)	—	(23)	2	78	7
Net (loss) income	$(32)	$5	$(23)	$(60)	$78	$(32)
Comprehensive (loss) income	$(60)	$5	$(23)	$(78)	$96	$(60)

MOMENTIVE SPECIALTY CHEMICALS INC.
SIX MONTHS ENDED JUNE 30, 2014
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Momentive Specialty Chemicals Inc.		Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(267)		$(3)	$6	$84		$(6)	$(186)
Cash flows provided by (used in) investing activities
Capital expenditures	(41)		—	—	(37)		—	(78)
Acquisition of businesses	(52)		—	—	(12)		—	(64)
Proceeds from sale of debt securities, net	—		—	—	3		—	3
Change in restricted cash	—		—	—	(2)		—	(2)
Disbursement of affiliated loan	—		—	—	(50)		—	(50)
Repayment of affiliated loan	—		—	—	50		—	50
Capital contribution to subsidiary	(16)		—	(10)	—		26	—
Investment in unconsolidated affiliates, net	—		—	—	(2)		—	(2)
Return of capital from subsidiary from sales of accounts receivable	186	(a)	—	—	—		(186)	—
	77		—	(10)	(50)		(160)	(143)
Cash flows provided by (used in) financing activities
Net short-term debt borrowings	—		—	—	27		—	27
Borrowings of long-term debt	115		—	—	45		—	160
Repayments of long-term debt	(69)		—	—	(48)		—	(117)
Net intercompany loan borrowings (repayments)	9		—	—	(9)		—	—
Capital contribution from parent	—		—	10	16		(26)	—
Common stock dividends paid	—		—	(6)	—		6	—
Return of capital to parent from sales of accounts receivable	—		—	—	(186)	(a)	186	—
	55		—	4	(155)		166	70
Effect of exchange rates on cash and cash equivalents	—		—	—	(1)		—	(1)
Decrease in cash and cash equivalents	(135)		(3)	—	(122)		—	(260)
Cash and cash equivalents (unrestricted) at beginning of period	165		5	—	209		—	379
Cash and cash equivalents (unrestricted) at end of period	$30		$2	$—	$87		$—	$119

(a)
During the six months ended June 30, 2014, Momentive Specialty Chemicals Inc. contributed receivables of $186 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the six months ended June 30, 2014, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Momentive Specialty Chemicals Inc. by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined non-guarantor subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and Momentive Specialty Chemicals Inc., respectively.

MOMENTIVE SPECIALTY CHEMICALS INC.
SIX MONTHS ENDED JUNE 30, 2013
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Momentive Specialty Chemicals Inc.		Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$7		$1	$13	$9		$(95)	$(65)
Cash flows provided by (used in) investing activities
Capital expenditures	(29)		—	—	(31)		—	(60)
Capitalized interest	—		—	—	(1)		—	(1)
Purchases of debt securities, net	—		—	—	(1)		—	(1)
Capital contribution to subsidiary	(15)		—	(10)	—		25	—
Change in restricted cash	—		—	—	15		—	15
Proceeds from sale of assets	—		—	—	1		—	1
Return of capital from subsidiary from sales of accounts receivable	75	(a)	—	—	—		(75)	—
Investment in unconsolidated affiliates, net	—		—	—	(13)		—	(13)
	31		—	(10)	(30)		(50)	(59)
Cash flows (used in) provided by financing activities
Net short-term debt borrowings	—		—	—	9		—	9
Borrowings of long-term debt	—		1,108	—	19		—	1,127
Repayments of long-term debt	(544)		(120)	—	(376)		—	(1,040)
Net intercompany loan borrowings (repayments)	467		(882)	(1)	416		—	—
Long-term debt and credit facility financing fees	(12)		(24)	—	—		—	(36)
Capital contribution from parent	—		—	10	15		(25)	—
Common stock dividends paid	—		(83)	(12)	—		95	—
Return of capital to parent from sales of accounts receivable	—		—	—	(75)	(a)	75	—
	(89)		(1)	(3)	8		145	60
Effect of exchange rates on cash and cash equivalents	—		—	—	(5)		—	(5)
Decrease in cash and cash equivalents	(51)		—	—	(18)		—	(69)
Cash and cash equivalents (unrestricted) at beginning of period	276		—	—	125		—	401
Cash and cash equivalents (unrestricted) at end of period	$225		$—	$—	$107		$—	$332

(a)
During the six months ended June 30, 2013, Momentive Specialty Chemicals Inc. contributed receivables of $75 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the six months ended June 30, 2013, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Momentive Specialty Chemicals Inc. by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined non-guarantor subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and Momentive Specialty Chemicals Inc., respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in millions)
The following commentary should be read in conjunction with the audited financial statements and the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K.
Within the following discussion, unless otherwise stated, “the second quarter of 2014” refers to the three months ended June 30, 2014, “the second quarter of 2013” refers to the three months ended June 30, 2013, “the first half of 2014” refers to the six months ended June 30, 2014 and “the first half of 2013” refers to the six months ended June 30, 2013.
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
Momentive Combination and Shared Services Agreement
In October 2010, our parent, Momentive Specialty Chemicals Holdings LLC (“MSC Holdings”), and Momentive Performance Materials Holdings Inc., the parent company of Momentive Performance Materials Inc. (“MPM”), became subsidiaries of a newly formed holding company, Momentive Performance Materials Holdings LLC (“Momentive Holdings”). We refer to this transaction as the “Momentive Combination.” In connection with the closing of the Momentive Combination, we entered into a shared services agreement with MPM, as amended on March 17, 2011 (the “Shared Services Agreement”), pursuant to which we provide to MPM, and MPM provides to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The Shared Services Agreement is subject to termination by either the Company or MPM, without cause, on not less than 30 days’ written notice subject to a 180 day transition assistance period, and expires in October 2015 (subject to one-year renewals every year thereafter; absent contrary notice from either party). The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between us and MPM and requires that the Steering Committee formed under the agreement meet no less than annually to evaluate and determine an equitable allocation percentage. The allocation percentage for 2014 remains unchanged from 2013, which was 57% for us and 43% for MPM.
The Momentive Combination, including the Shared Services Agreement, has resulted in significant synergies for us, including shared services and logistics optimization, best-of-source contractual terms, procurement savings, regional site rationalization and administrative and overhead savings. We projected achieving a total of approximately $64 of cost savings in connection with the Shared Services Agreement, and through June 30, 2014, we have realized all of these savings on a run-rate basis.
On April 13, 2014, MPM Holdings, MPM and certain of its U.S. subsidiaries filed voluntary petitions for reorganization (the “Bankruptcy Filing”) under Chapter 11 of the U.S. Bankruptcy Code. The Company has filed a claim in U.S. Bankruptcy Court in conjunction with the Bankruptcy Filing for the pre-petition amounts owed to it by MPM under the Shared Services Agreement. Despite the Bankruptcy Filing, we expect the Shared Services Agreement to continue in effect and for the majority of the savings from these synergies to continue.
Reportable Segments
The Company’s business segments are based on the products that we offer and the markets that we serve. At June 30, 2014, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins. A summary of the major products of the Company’s reportable segments follows:

•
Epoxy, Phenolic and Coating Resins: epoxy specialty resins, phenolic encapsulated substrates, versatic acids and derivatives, basic epoxy resins and intermediates, phenolic specialty resins and molding compounds, polyester resins, acrylic resins and vinylic resins

•	Forest Products Resins: forest products resins and formaldehyde applications
First Half of 2014 Overview

•
Net sales increased $188, or 8%, in the first half of 2014 as compared to the first half of 2013 due primarily to an increase in demand in our oil field, epoxy specialty, North American formaldehyde and Latin American forest products resins businesses, which was partially offset by pricing decreases in certain businesses driven by increased competition, which outpaced raw-material-driven pricing increases in certain other businesses.

•
Segment EBITDA increased by $14, or 6%, in the first half of 2014 compared to the first half of 2013 due to the increase in sales volumes, cost control and productivity initiatives, as well as favorable product mix.

•
In early 2014 we acquired a manufacturing facility in Shreveport, Louisiana, which increased our capacity to provide resin coated proppants to our customers in this region, which has a high concentration of shale and natural gas wells.

•
As of June 30, 2014, we have realized cumulative savings of $62 as a result of the Shared Services Agreement with MPM and cumulative savings of $23 related to other cost reduction programs. As of June 30, 2014, we have approximately $2 of in-process cost savings in connection with the Shared Services Agreement and $4 of in-process cost savings in connection with other initiatives that we expect to achieve over the next 12 to 15 months.

•	Future growth initiatives include:

•
A joint venture to construct a phenolic specialty resins manufacturing facility in China, which is expected to be operational in the fourth quarter of 2014. The new facility will produce a full range of specialty novolac and resole phenolic resins used in a diverse range of applications, including refractories, friction and abrasives to support the growing auto and consumer markets in China.

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
Due to continued worldwide economic volatility and uncertainty, the short-term outlook for our business is difficult to predict. Although we expect certain global markets to begin to stabilize, a continued lack of consumer confidence could lead to stagnant demand for many of our products within both of our reportable segments into 2014; however, we expect overall volumes to be moderately higher in the second half of 2014 as compared to same period in 2013.
We expect moderate increases in volumes within our oil field business during the second half of 2014 due to key innovations in new product development and strategic acquisitions; however, the use of alternative products by our customers can cause volatility in volumes in this business. We anticipate moderate general economic growth in the North American automobile and industrial markets to positively impact our Epoxy, Phenolic and Coating Resins segment during the remainder of 2014; however, we expect the European automobile and construction industries to remain weak due to the continuing economic concerns in this region. We anticipate moderate increases in volumes within our epoxy specialty business during the second half of 2014 due to increasing global demand for wind energy. We also expect continued pressures in our base epoxy business during the remainder of 2014, as a result of overcapacity in the market and increased competition from Asian imports.
We anticipate volumes in our North American forest products resins business will continue to grow during the remainder of 2014, reflecting recovering U.S. housing starts; however, we anticipate some volatility in this market, and such growth could be uneven. We also anticipate moderate growth in volumes in our Latin American forest products business due to continued growth in the furniture, housing construction and industrial markets within this region, although growth in the region recently slowed during the World Cup tournament. Due to our past and present cost reduction efforts, we expect this volume growth to have a significant positive impact on our future results.
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
We expect long-term raw material cost volatility to continue because of price movements of key feedstocks. To help mitigate raw material volatility, we have purchase and sale contracts and commercial arrangements with many of our vendors and customers that contain periodic price adjustment mechanisms. Due to differences in timing of the pricing trigger points between our sales and purchase contracts, there is often a “lead-lag” impact. In many cases this “lead-lag” impact can negatively impact our margins in the short term in periods of rising raw material prices and positively impact them in the short term in periods of falling raw material prices. We continue to implement pricing actions to compensate for the increase in raw material prices experienced during 2013, and expected to continue into the second half of 2014, which should benefit our operating cash flows in 2014.
We remain optimistic about our position in the global markets when they do recover to more stable conditions.
Matters Impacting Comparability of Results
Raw Material Prices
Raw materials comprise approximately 70% of our cost of sales. The three largest raw materials used in our production processes are phenol, methanol and urea. These materials represent about half of our total raw material costs. Fluctuations in energy costs, such as volatility in the price of crude oil and related petrochemical products, as well as the cost of natural gas have historically caused volatility in our raw material and utility costs. The average prices of phenol, methanol and urea (decreased) increased by approximately (1)%, 16% and (3)%, respectively, in the first six months of 2014 compared to the first six months of 2013. The impact of passing through raw material price changes to customers can result in significant variances in sales comparisons from year to year.
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

Results of Operations
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2014		2013
	$	% of Net Sales	$	% of Net Sales
Net sales	$1,337	100%	$1,250	100%
Cost of sales	1,174	88%	1,098	88%
Gross profit	163	12%	152	12%
Selling, general and administrative expense	95	7%	89	7%
Asset impairments	—	—%	7	1%
Business realignment costs	12	1%	2	—%
Other operating (income) expense, net	(1)	—%	5	—%
Operating income	57	4%	49	4%
Interest expense, net	76	6%	76	6%
Other non-operating expense (income), net	3	—%	(2)	—%
Total non-operating expense	79	6%	74	6%
Loss before income tax and earnings from unconsolidated entities	(22)	(2)%	(25)	(2)%
Income tax expense	11	1%	6	—%
Loss before earnings from unconsolidated entities	(33)	(3)%	(31)	(2)%
Earnings from unconsolidated entities, net of taxes	6	—%	3	—%
Net loss	$(27)	(3)%	$(28)	(2)%
Other comprehensive loss	$(2)		$(15)
Three Months Ended June 30, 2014 vs. Three Months Ended June 30, 2013
Net Sales
In the second quarter of 2014, net sales increased by $87, or 7%, compared to the second quarter of 2013. Volume increases positively impacted net sales by $71, and were primarily driven by our oil field, epoxy specialty and North American formaldehyde businesses. Volume increases in our oil field business were a result of key customer wins and new product development, and volume increases in our epoxy specialty business were driven by improving demand in the Asian wind energy market. Increases in volumes in our North American formaldehyde business were driven by key customer wins and timing of customer downtimes. These increases were partially offset by volume decreases in our base epoxy business driven by market share loss, as well as increased competition from Asian imports. Pricing had a positive impact of $6 due to raw material price increases passed through to customers in our North American formaldehyde and Latin American forest products resins businesses, which were partially offset by pricing decreases in our base epoxy business due to competitive pricing pressures. In addition, foreign currency translation positively impacted net sales by $10, primarily as a result of the strengthening U.S. dollar against the Australian dollar, Brazilian real and Canadian dollar, partially offset by the weakening of the U.S. dollar against the euro in the second quarter of 2014 compared to the second quarter of 2013.
Gross Profit
In the second quarter of 2014, gross profit increased by $11 compared to the second quarter of 2013. As a percentage of sales, gross profit remained flat, as raw material productivity initiatives were offset by the impact of the competitive pricing pressures discussed above.
Operating Income
In the second quarter of 2014, operating income increased by $8 compared to the second quarter of 2013. The increase was partially due to the $11 increase in gross profit as discussed above, but was partially offset by an increase in selling, general and administrative expense of $6 compared to the second quarter of 2013. The increase in selling, general and administrative expense was due primarily to increased compensation and project costs, which was partially offset by a decrease in pension and postretirement benefit expense driven by increases in the discount rates used to calculate our pension liabilities. In the second quarter of 2013, we recorded asset impairments of $7 as a result of the likelihood that certain assets would be disposed of before the end of their estimated useful lives, which did not recur in the second quarter of 2014. Other operating expense, net decreased by $6, from an expense of $5 to an income of $1, compared to the second quarter of 2013. This increase was primarily due to lower foreign currency losses recognized during the second quarter of 2014 as compared to the second quarter of 2013. Business realignment costs increased by $10 due primarily to an increase in costs related to environmental remediation at certain formerly owned locations.

Non-Operating Expense
In the second quarter of 2014, total non-operating expense increased by $5 compared to the second quarter of 2013, primarily due to higher realized and unrealized foreign currency transaction losses. Interest expense in the second quarter of 2014 remained flat compared to the second quarter of 2013.
Income Tax Expense

The effective tax rate was (50)% and (24)% for the second quarter of 2014 and 2013, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and losses among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating losses generated in jurisdictions where no tax benefit was recognized due to the maintenance of a full valuation allowance.

For the second quarter of 2014, income tax expense relates primarily to income from certain foreign operations. Losses in the United States and certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to the maintenance of a full valuation allowance. For the second quarter of 2013, income tax expense relates primarily to income from certain foreign operations.
Other Comprehensive Loss
For the second quarter of 2014, foreign currency translation negatively impacted other comprehensive income by $4, primarily due to the strengthening of the U.S. dollar against the Brazilian real and the Australian dollar, partially offset by the weakening of the U.S. dollar against the euro. For the second quarter of 2014, pension and postretirement benefit adjustments positively impacted other comprehensive income by $2, primarily due to the amortization of unrecognized actuarial losses recorded in prior periods.
For the second quarter of 2013, foreign currency translation negatively impacted other comprehensive income by $14, primarily due to the strengthening of the U.S. dollar against the Australian dollar, Canadian dollar and Brazilian real, partially offset by the weakening of the U.S. dollar against the euro. For the second quarter of 2013, pension and postretirement benefit adjustments negatively impacted other comprehensive income by $1, primarily due to a loss recognized related to certain postretirement benefit obligations, partially offset by amortization of unrecognized actuarial losses recorded in prior periods.

	Six Months Ended June 30,
	2014		2013
	$	% of Net Sales	$	% of Net Sales
Net sales	$2,630	100%	$2,442	100%
Cost of sales	2,303	88%	2,147	88%
Gross profit	327	12%	295	12%
Selling, general and administrative expense	191	7%	181	7%
Asset impairments	—	—%	7	—%
Business realignment costs	18	1%	11	—%
Other operating expense, net	3	—%	2	—%
Operating income	115	4%	94	5%
Interest expense, net	153	6%	150	6%
Loss on extinguishment of debt	—	—%	6	—%
Other non-operating expense, net	5	—%	3	—%
Total non-operating expense	158	6%	159	6%
Loss before income tax and earnings from unconsolidated entities	(43)	(2)%	(65)	(1)%
Income tax expense (benefit)	21	1%	(26)	(1)%
Loss before earnings from unconsolidated entities	(64)	(3)%	(39)	—%
Earnings from unconsolidated entities, net of taxes	10	—%	7	—%
Net loss	$(54)	(3)%	$(32)	—%
Other comprehensive income (loss)	$4		$(28)
Six Months Ended June 30, 2014 vs Six Months Ended June 30, 2013
Net Sales
In the first half of 2014, net sales increased by $188, or 8%, compared to the first half of 2013. Volume increases positively impacted net sales by $164, and were primarily driven by our oil field, epoxy specialty, North American formaldehyde and Latin American forest products resins businesses. Volume increases in our oil field business were a result of key customer wins and new product development, and volume increases in our epoxy specialty business were driven by improving demand in the Asian wind energy market. Increases in volumes in our North American formaldehyde business were driven by major customer outages in the first half of 2013 which did not recur in the first half of 2014, and increases in our Latin American forest products resins business were driven by increases in the furniture, housing construction and industrial markets in this region. These increases were partially offset by volume decreases in our base epoxy business driven by market share loss, as well as increased competition from Asian imports. Pricing had a positive impact of $25 due to raw material price increases passed through to customers in our North American formaldehyde and Latin American forest products resins businesses, which were partially offset by pricing decreases in our base epoxy business due to competitive pricing pressures. In addition, foreign currency translation negatively impacted net sales by $1, primarily as a result of the strengthening U.S. dollar against the Australian dollar, Brazilian real and Canadian dollar, partially offset by the weakening of the U.S. dollar against the euro in the first half of 2014 compared to the first half of 2013.
Gross Profit
In the first half of 2014, gross profit increased by $32 compared to the first half of 2013. As a percentage of sales, gross profit remained flat, as raw material productivity initiatives were offset by the impact of the competitive pricing pressures discussed above.
Operating Income
In the first half of 2014, operating income increased by $21 compared to the first half of 2013. The increase was partially due to the $32 increase in gross profit as discussed above, but was partially offset by an increase in selling, general and administrative expense of $10 compared to the first half of 2013. The increase in selling, general and administrative expense was due primarily to increased compensation and project costs, which was partially offset by a decrease in pension and postretirement benefit expense driven by increases in the discount rates used to calculate our pension liabilities. In the first half of 2013, we recorded asset impairments of $7 as a result of the likelihood that certain assets would be disposed of before the end of their estimated useful lives, which did not recur in the first half of 2014. Other operating expense, net remained flat compared to the first half of 2013. Business realignment costs increased by $7 due primarily to an increase in costs related to environmental remediation at certain formerly owned locations.
Non-Operating Expense
In the first half of 2014, total non-operating expense decreased by $1 compared to the first half of 2013, primarily due to the loss on extinguishment of debt recognized in the first half of 2013 as a result of the refinancing transactions in early 2013, which did not recur in the first half of 2014. Interest expense increased slightly in the first half of 2014 compared to the first half of 2013 due primarily to higher average outstanding debt balances.
Income Tax Expense (Benefit)

The effective tax rate was (49)% and 40% for the first half of 2014 and 2013, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and losses among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating losses generated in jurisdictions where no tax benefit was recognized due to the maintenance of a full valuation allowance.

For the first half of June 30, 2014, income tax expense relates primarily to income from certain foreign operations. Losses in the United States and certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to the maintenance of a full valuation allowance. For the first half of 2013, income tax benefit relates primarily to a discrete tax benefit of $29 related to the signing of the American Taxpayer Relief Act of 2012 during the first quarter of 2013, which provided for the exclusion of certain foreign earnings from U.S. federal taxation from January 1, 2012 through December 31, 2013.
Other Comprehensive Income (Loss)
For the first half of 2014, foreign currency translation negatively impacted other comprehensive income by $1, primarily due to the strengthening of the U.S. dollar against the Australian dollar, Canadian dollar and Brazilian real, partially offset by the weakening of the U.S. dollar against the euro. For the first half of 2014, pension and postretirement benefit adjustments positively impacted other comprehensive income by $5, primarily due to the amortization of unrecognized actuarial losses recorded in prior periods.
For the first half of 2013, foreign currency translation negatively impacted other comprehensive income by $32, primarily due to the strengthening of the U.S. dollar against the Australian dollar, Canadian dollar and Brazilian real, partially offset by the weakening of the U.S. dollar against the euro. For the first half of 2013, pension and postretirement benefit adjustments positively impacted other comprehensive income by $3, primarily due to the amortization of unrecognized actuarial losses recorded in prior periods, partially offset by a loss recognized related to certain postretirement benefit obligations. Additionally, for the first half of 2013, the reclassification of net losses on cash flow hedges positively impacted other comprehensive income by $1.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Sales (1):
Epoxy, Phenolic and Coating Resins	$862	$799	$1,679	$1,564
Forest Products Resins	475	451	951	878
Total	$1,337	$1,250	$2,630	$2,442

Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$72	$73	$148	$141
Forest Products Resins	65	59	125	114
Corporate and Other	(17)	(14)	(36)	(32)

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.
Three Months Ended June 30, 2014 vs. Three Months Ended June 30, 2013 Segment Results
Following is an analysis of the percentage change in sales by segment from the three months ended June 30, 2013 to the three months ended June 30, 2014:

	Volume	Price/Mix	Currency Translation	Total
Epoxy, Phenolic and Coating Resins	9%	(3)%	2%	8%
Forest Products Resins	1%	6%	(2)%	5%
Epoxy, Phenolic and Coating Resins
Net sales in the second quarter of 2014 increased by $63, or 8%, when compared to the second quarter of 2013. Higher volumes positively impacted net sales by $68, which were primarily driven by increased demand within our oil field, phenolic specialty and epoxy specialty businesses. Volume increases in our oil field business were a result of key customer wins and new product development, and volume increases in our phenolic specialty business were driven by increased industrial demand, primarily in Europe. Increases in volumes in our epoxy specialty business were driven by improving demand in the Asian wind energy market. These increases were partially offset by volume decreases in our base epoxy business driven by market share loss, as well as increased competition from Asian imports. Pricing had a negative impact of $23, which was primarily driven by pricing decreases in our base epoxy business due to competitive pricing pressures. Foreign exchange translation positively impacted net sales by $18, primarily due to the weakening of the U.S. dollar against the euro in the second quarter of 2014 compared to the second quarter of 2013.
Segment EBITDA in the second quarter of 2014 decreased by $1 to $72 compared to the second quarter of 2013. The positive impact of the volume increases discussed above was offset by margin compression in certain businesses.
Forest Products Resins
Net sales in the second quarter of 2014 increased by $24, or 5%, when compared to the second quarter of 2013. Higher volumes positively impacted sales by $3, and were primarily driven by increases in our North American formaldehyde business. Volume increases in our North American formaldehyde business were due to key customer wins and the timing of customer downtimes. Raw material price increases passed through to customers led to pricing increases of $29. Foreign exchange translation negatively impacted net sales by $8, primarily due to the strengthening of the U.S. dollar against the Brazilian real and Australian dollar in the second quarter of 2014 compared to the second quarter of 2013.
Segment EBITDA in the second quarter of 2014 increased by $6 to $65 compared to the second quarter of 2013. Segment EBITDA increases were primarily driven by the increase in net sales discussed above, cost control and productivity initiatives and favorable product mix.
Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions, unallocated foreign exchange gains and losses and legacy company costs not allocated to continuing segments. Corporate and Other charges increased by $3 to $17 compared to the second quarter of 2013 primarily due to higher costs to support initiatives in our information technology, human resources and environmental, health and safety functions.

Six Months Ended June 30, 2014 vs Six Months Ended June 30, 2013 Segment Results
Following is an analysis of the percentage change in sales by segment from the six months ended June 30, 2013 to the six months ended June 30, 2014:

	Volume	Price/Mix	Currency Translation	Total
Epoxy, Phenolic and Coating Resins	8%	(3)%	2%	7%
Forest Products Resins	4%	7%	(3)%	8%
Epoxy, Phenolic and Coating Resins
Net sales in the first half of 2014 increased by $115, or 7%, when compared to the first half of 2013. Higher volumes positively impacted net sales by $131, which were primarily driven by increased demand within our oil field, phenolic specialty and epoxy specialty businesses. Volume increases in our oil field business were a result of key customer wins and new product development, and volume increases in our phenolic specialty business were driven by increased industrial demand, primarily in Europe. Increases in volumes in our epoxy specialty business were driven by improving demand in the Asian wind energy market. These increases were partially offset by volume decreases in our base epoxy business driven by market share loss, as well as increased competition from Asian imports. Pricing had a negative impact of $42, which was primarily driven by pricing decreases in our base epoxy business due to competitive pricing pressures. Foreign exchange translation positively impacted net sales by $26, primarily due to the weakening of the U.S. dollar against the euro in the first half of 2014 compared to the first half of 2013.
Segment EBITDA in the first half of 2014 increased by $7 to $148 compared to the first half of 2013. The positive impact of the volume increases discussed above was partially offset by margin compression in certain businesses.
Forest Products Resins
Net sales in the first half of 2014 increased by $73, or 8%, when compared to the first half of 2013. Higher volumes positively impacted sales by $33, and were primarily driven by increases in our North American formaldehyde and Latin American forest products businesses. Volume increases in our North American formaldehyde business were due to major customer outages in the first half of 2013 that did not recur in the first half of 2014, and increases in our Latin American forest products resins business were driven by increases in the furniture, housing construction and industrial markets in this region. Raw material price increases passed through to customers led to pricing increases of $67. Foreign exchange translation negatively impacted net sales by $27, primarily due to the strengthening of the U.S. dollar against the Brazilian real and Australian dollar in the first half of 2014 compared to the first half of 2013.
Segment EBITDA in the first half of 2014 increased by $11 to $125 compared to the first half of 2013. Segment EBITDA increases were primarily driven by the increase in net sales discussed above, cost control and productivity initiatives, as well as favorable product mix.
Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions, unallocated foreign exchange gains and losses and legacy company costs not allocated to continuing segments. Corporate and Other charges increased by $4 to $36 compared to the first half of 2013 primarily due to higher costs to support initiatives in our information technology, human resources and environmental, health and safety functions.

Reconciliation of Segment EBITDA to Net Loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$72	$73	$148	$141
Forest Products Resins	65	59	125	114
Corporate and Other	(17)	(14)	(36)	(32)

Reconciliation:
Items not included in Segment EBITDA
Asset Impairments	—	(7)	—	(7)
Business realignment costs	(12)	(2)	(18)	(11)
Integration costs	(3)	(2)	(5)	(5)
Other	(9)	(15)	(23)	(26)
Total adjustments	(24)	(26)	(46)	(49)
Interest expense, net	(76)	(76)	(153)	(150)
Loss on extinguishment of debt	—	—	—	(6)
Income tax (expense) benefit	(11)	(6)	(21)	26
Depreciation and amortization	(36)	(38)	(71)	(76)
Net loss	$(27)	$(28)	$(54)	$(32)
 Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses. For the three and six months ended June 30, 2014, these items primarily include expenses from retention programs, stock-based compensation expense, losses on the disposal of assets and unrealized foreign exchange transaction gains and losses. For the three and six months ended June 30, 2013, these items primarily include expenses from retention programs and unrealized foreign exchange losses. Business realignment costs for the three and six months ended June 30, 2014 and June 30, 2013 primarily relate to costs for environmental remediation at certain formerly owned locations and expenses from minor restructuring programs. Integration costs for the three and six months ended June 30, 2014 and 2013 primarily represent integration costs associated with the Momentive Combination.

Liquidity and Capital Resources
We are a highly leveraged company. Our primary sources of liquidity are cash flows generated from operations and availability under our asset-based revolving loan facility (the “ABL Facility”). Our primary liquidity requirements are interest, working capital and capital expenditures.

At June 30, 2014, we had $3,846 of outstanding debt, including $137 of short-term debt and capital lease maturities. In addition, at June 30, 2014, we had $466 in liquidity consisting of the following:
•$119 of unrestricted cash and cash equivalents (of which $87 is maintained in foreign jurisdictions);

•	$4 of short-term investments;

•	$303 of borrowings available under our ABL Facility ($400 borrowing base, less $65 of outstanding borrowings and $32 of outstanding letters of credit); and

•	$40 of borrowings available under credit facilities at certain international subsidiaries
We do not believe there is any risk to funding our liquidity requirements in any particular jurisdiction for the next twelve months.
Our net working capital (defined as accounts receivable and inventories less accounts payable) at June 30, 2014 and December 31, 2013 was $703 and $478, respectively. A summary of the components of our net working capital as of June 30, 2014 and December 31, 2013 is as follows:

	June 30, 2014	% of LTM Net Sales	December 31, 2013	% of LTM Net Sales
Accounts receivable	$728	14%	$601	12%
Inventories	485	10%	360	8%
Accounts payable	(510)	(10)%	(483)	(10)%
Net working capital	$703	14%	$478	10%
The increase in net working capital of $225 from December 31, 2013 was a result of the increase in sequential quarter volumes due primarily to the impacts of seasonality, which drove increases in accounts receivable and inventory, and was partially offset by increases in accounts payable, driven by the same factors. The increase in inventory was also driven by inventory builds in the second quarter of 2014 in preparation for planned maintenance shutdowns at certain facilities in the third quarter of 2014. To minimize the impact of net working capital on cash flows, we continue to review inventory safety stock levels, focus on receivable collections by offering incentives to customers to encourage early payment or accelerating receipts through the sale of receivables and negotiate with vendors to contractually extend payment terms whenever possible.
During the first half of 2014, gross borrowings under the ABL Facility were $156, and as of June 30, 2014, there was $65 outstanding under the ABL Facility.
Short-term Outlook
Capital spending in 2014 is expected to be between $185 and $210. The increase in capital spending over 2013 will be primarily driven by investment in our growth and specialty businesses by increasing capacity to meet customer demand. We anticipate a slight increase in working capital in 2014, reflecting moderate expected volume increases. Working capital trends are expected to be consistent with 2013, with increases in the first half of the year and decreases in the second half. Additionally, we expect the following significant cash outflows in 2014: interest payments on our fixed rate First-Priority Senior Secured Notes, Senior Secured Notes, Second-Priority Senior Secured Notes and Debentures (due semi-annually) of approximately $286 in total (with first quarter and third quarter payments of approximately $128, and second and fourth quarter payments of approximately $158); and income tax payments estimated at $27. We plan to fund these significant outflows with available cash and cash equivalents, cash from operations and, if necessary, through available borrowings under our ABL Facility. Based on our liquidity position as of June 30, 2014, and projections of operating cash flows in 2014, we feel that we are favorably positioned to maintain adequate liquidity throughout the remainder of 2014 and the foreseeable future to fund our ongoing operations, cash debt service obligations and any additional investment in net working capital.
We continue to review possible sales of certain non-core assets, which would further increase our liquidity. Opportunities for these sales could depend to some degree on conditions in the credit markets. If the global economic environment begins to weaken again or remains slow for an extended period of time our liquidity, future results of operations and flexibility to execute liquidity enhancing actions could be negatively impacted.

Sources and Uses of Cash
Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
	2014	2013
Sources (uses) of cash:
Operating activities	$(186)	$(65)
Investing activities	(143)	(59)
Financing activities	70	60
Effect of exchange rates on cash flow	(1)	(5)
Net decrease in cash and cash equivalents	$(260)	$(69)
Operating Activities
In the first half of 2014, operations used $186 of cash. Net loss of $54 included $74 of net non-cash expense items, of which $71 was for depreciation and amortization and $8 was for unrealized foreign currency losses. Working capital (defined as accounts receivable and inventories less accounts payable) used $212, which was driven by increases in accounts receivable of $116 and inventory of $120 due to seasonality-driven sequential sales volume increases, which were partially offset by an increase in accounts payable of $24, driven by the same factors. Changes in other assets and liabilities and income taxes payable provided $6 due to the timing of when items were expensed versus paid, which primarily included interest expense, employee retention programs, pension plan contributions and taxes.
In the first half of 2013, operations used $65 of cash. Net loss of $32 included $23 of net non-cash expense items, of which $76 was for depreciation and amortization, $6 was for loss on extinguishment of debt and $7 was for non-cash asset impairments. These items were partially offset by $41 of deferred tax benefit and $26 of unrealized foreign currency gains. Working capital used $110, which was driven by increases in accounts receivable and inventory due to sequential sales volume increases, which were partially offset by increases in accounts payable, driven by the same factors. Changes in other assets and liabilities and income taxes payable provided $54 due to the timing of when items were expensed versus paid, which primarily included interest expense, employee retention programs, pension plan contributions and taxes.
Investing Activities
In the first half of 2014, investing activities used $143 of cash. We spent $78 for capital expenditures, which primarily related to plant expansions, improvements and maintenance related capital expenditures. We also used cash of $52 for the acquisition of a manufacturing facility in Shreveport, Louisiana and $12 of cash to purchase a subsidiary of MPM. The loan extended to Finco resulted in a $50 decrease in cash, which was offset by the subsequent $50 repayment of the loan by Finco. Additionally, we generated cash of $3 from the sale of debt securities, and the change in restricted cash provided $2.
In the first half of 2013, investing activities used $59. We spent $61 for capital expenditures (including capitalized interest), which primarily related to plant expansions, improvements and maintenance related capital expenditures. We also used $15 of restricted cash to purchase an interest in an unconsolidated joint venture.
Financing Activities
In the first half of 2014, financing activities provided $70 of cash. Net short-term debt borrowings were $27, and net long-term debt borrowings were $43, which primarily consisted of net borrowings under the ABL Facility.
In the first half of 2013, financing activities provided $60. Net long-term debt borrowings of $87 primarily consisted of proceeds of $1,108 ($1,100 plus a premium of $8) from the issuance of 6.625% First-Priority Senior Secured Notes due 2020, which was partially offset by the paydown of approximately $910 of term loans under our senior secured credit facilities and the purchase and discharge of $120 of our Floating Rate Second-Priority Senior Secured Notes due 2014, all as a result of the refinancing transactions in early 2013. We also paid $36 of financing fees related to these transactions.

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
Our ABL Facility, which is subject to a borrowing base, replaced our senior secured credit facilities in March 2013. The ABL Facility does not have any financial maintenance covenant other than a minimum fixed charge coverage ratio of 1.0 to 1.0 that would only apply if our availability under the ABL Facility at any time is less than the greater of (a) $40 and (b) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time. The fixed charge coverage ratio under the credit agreement governing the ABL Facility is generally defined as the ratio of (a) Adjusted EBITDA minus non-financed capital expenditures and cash taxes to (b) debt service plus cash interest expense plus certain restricted payments, each measured on an LTM basis. At June 30, 2014, our availability under the ABL Facility exceeded the minimum requirements, as did our fixed charge coverage ratio.
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
As of June 30, 2014, we were in compliance with all covenants that govern the ABL Facility. We do not believe that a covenant default under the ABL Facility is reasonably likely to occur in the foreseeable future. During the first half of 2014, gross borrowings under the ABL Facility were $156, and as of June 30, 2014, there was $65 outstanding under the ABL Facility.

Reconciliation of Net Loss to Adjusted EBITDA
The following table reconciles net loss to EBITDA and Adjusted EBITDA, and calculates the ratio of Adjusted EBITDA to Fixed Charges as calculated under certain of our indentures for the period presented:

June 30, 2014
LTM Period
Net loss	$(656)
Income tax expense	396
Interest expense, net	306
Depreciation and amortization	143
EBITDA	189
Adjustments to EBITDA:
Asset impairments	174
Business realignments (1)	29
Integration costs (2)	10
Other (3)	50
Savings from Shared Services Agreement (4)	2
Cost reduction programs savings (5)	4
Pro forma EBITDA adjustment for acquisition (6)	16
Adjusted EBITDA	$474
Pro forma fixed charges (7)	$295
Ratio of Adjusted EBITDA to Fixed Charges (8)	1.61

(1)	Represents headcount reduction expenses and plant rationalization costs related to cost reduction programs and other costs associated with business realignments.

(2)	Primarily represents integration costs associated with the Momentive Combination.

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

(7)	Reflects pro forma interest expense based on interest rates at June 30, 2014.

(8)
The Company’s ability to incur additional indebtedness, among other actions, is restricted under the indentures governing certain notes, unless the Company has an Adjusted EBITDA to Fixed Charges ratio of 2.0 to 1.0. As of June 30, 2014, we did not satisfy this test. As a result, we are subject to restrictions on our ability to incur additional indebtedness and to make investments; however, there are exceptions to these restrictions, including exceptions that permit indebtedness under our ABL Facility (available borrowings of which were $303 at June 30, 2014).

Recently Issued Accounting Standards
In May, 2014, the FASB issued Accounting Standards Board Update No. 2014-09: Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes the existing revenue recognition guidance and most industry-specific guidance applicable to revenue recognition. According to the new guidance, an entity will apply a principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period and early application is not permitted. We are currently assessing the potential impact of ASU 2014-09 on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no material developments during the first six months of 2014 on the matters we have previously disclosed about quantitative and qualitative market risk in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2014. Based upon that evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2014.
Changes in Internal Control Over Financial Reporting
The remediation efforts noted below represent changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Remediation of Material Weakness
As described in the Company’s Annual Report on Form 10-K for the period ended December 31, 2013, we did not maintain effective controls over the preparation and review of the calculation of valuation allowances recorded for deferred tax assets as the review of the valuation allowance did not consider all relevant facts and circumstances. This resulted in the Company’s restatement of its consolidated financial statements as of and for the year ended December 31, 2012.
In response to the identification of the material weakness, beginning in the fourth quarter of 2013 and first quarter of 2014, management took actions to remediate its controls over the preparation and review of the calculation of valuation allowances recorded for deferred tax assets. The Company has implemented more robust reviews over the determination of valuation allowances recognized, including more formal comparisons between deferred tax assets and all sources of future taxable income. In addition, the Company has added resources that will enable management review and oversight for those valuation allowances that involve a higher degree of inherent complexity and judgment required on the part of management.
We tested the newly implemented controls and the enhanced controls at the end of March and June 2014 and found them to be effective and in operation for a sufficient period of time to effectively measure their operating effectiveness. Therefore, we have concluded that the material weakness has been fully remediated as of June 30, 2014.
Part II

Item 1.	Legal Proceedings
There have been no other material developments during the second quarter of 2014 in any of the ongoing legal proceedings that are included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 1A.	Risk Factors
Except as noted below, the risk factors that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “10-K”) and in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 (the “10-Q”) have not materially changed since we filed the 10-K and 10-Q. See Item 1A to Part I of the 10-K and Item 1A to Part II of the 10-Q for a complete discussion of these risk factors.
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
In connection with the closing of the Momentive Combination, we entered into the Shared Services Agreement with MPM, as amended on March 17, 2011, pursuant to which we provide to MPM and MPM provides to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. We have realized significant cost savings under the Shared Service Agreement, including savings related to shared services and logistics optimization, best-of-source contractual terms, procurement savings, regional site rationalization, administrative and overhead savings. The Shared Services Agreement is subject to termination by MPM (or us), without cause, on not less than thirty days prior written notice, subject to a 180 day transition assistance period, and expires in October 2015 (subject to one-year renewals every year thereafter, absent contrary notice from either party). On April 13, 2014, MPM Holdings, MPM and certain of its U.S. subsidiaries filed voluntary petitions for reorganization (the “Bankruptcy Filing”) under Chapter 11. Included in MPM’s plan of reorganization under the Bankruptcy Filing is the requirement for certain amendments to the Shared Services Agreement. If the Shared Services Agreement is materially amended or terminated, it could have a material adverse effect on our business operations, results of operations and financial condition, as we would need to replace the services no longer being provided by MPM, and would lose the benefits being generated under the agreement at the time.

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
In addition, while we have been successful in reducing costs and generating savings, factors may arise that may not allow us to sustain our current cost structure. As market and economic conditions change, we may also launch other cost savings initiatives. To the extent we are permitted to include the pro forma impact of cost savings initiatives in the calculation of financial covenant ratios or incurrence tests under our ABL Facility or our indentures, our failure to realize such savings could impact our compliance with such covenants or tests..
Future chemical regulatory actions may decrease our profitability.
Because of certain government public health agencies’ concerns regarding the potential for adverse human health effects, formaldehyde is a regulated chemical and public health agencies continue to evaluate its safety. In 2004, a division of the World Health Organization, the International Agency for Research on Cancer, or IARC, based on an alleged stronger relationship with nasopharyngeal cancer ("NPC"), reclassified formaldehyde as “carcinogenic to humans,” a higher classification than set forth in previous IARC evaluations. In 2009, the IARC determined that there is sufficient evidence in humans of a causal association between formaldehyde exposure and leukemia. In 2011, the National Toxicology Program within the U.S. Department of Health and Human Services, or NTP, issued its 12th Report on Carcinogens, or RoC, which lists formaldehyde as “known to be a human carcinogen.” This NTP listing was based, in part, upon certain studies reporting an increased risk of certain types of cancers, including myeloid leukemia, in individuals with higher measures of formaldehyde exposure (exposure level or duration). The USEPA is considering regulatory options for setting limits on formaldehyde emissions from composite wood products that use formaldehyde-based adhesives. The USEPA, under its Integrated Risk Information System, or IRIS, released a draft of its toxicological review of formaldehyde in 2010. This draft review states that formaldehyde meets the criteria to be described as “carcinogenic to humans” by the inhalation route of exposure based upon evidence of causal links to certain cancers, including leukemia. The National Academy of Sciences, or NAS, was requested by the USEPA to serve as the external peer review body for the draft review. The NAS reviewed the draft IRIS toxicological review and issued a report in April 2011 that criticized the draft IRIS toxicological review and stated that the methodologies and the underlying science used in the draft IRIS review did not clearly support a conclusion of a causal link between formaldehyde exposure and leukemia. It is possible that USEPA may revise its draft IRIS toxicological review to reflect the NAS findings, including the conclusions regarding a causal link between formaldehyde exposure and leukemia. In December 2011, the conference report for the FY 2012 Omnibus Appropriations bill included a provision directing HHS to refer the NTP 12th RoC file for formaldehyde to the NAS for further review. On August 8, 2014 the NAS accepted the listing of formaldehyde as a “known human carcinogen” in the 12th RoC, with no changes recommended. According to NTP, a listing in the RoC indicates a potential hazard and does not assess cancer risks to individuals associated with exposures in their daily lives. However, the 12th RoC listing could have material adverse effects on our business. It is possible that new regulatory requirements could be promulgated to limit human exposure to formaldehyde, that we could incur substantial additional costs to meet any such regulatory requirements, and that there could be a reduction in demand for our formaldehyde-based products. These additional costs and reduced demand could have a material adverse effect on our operations and profitability.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults upon Senior Securities
None.

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

MOMENTIVE SPECIALTY CHEMICALS INC.

Date:	August 13, 2014	/s/ William H. Carter
William H. Carter
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)