Form 10-Q
period 2014-09-30
MOMENTIVE SPECIALTY CHEMICALS INC.
filed 2014-11-10
CIK 13239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on November 1, 2014: 82,556,847

MOMENTIVE SPECIALTY CHEMICALS INC.

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions, except share data)	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $16 and $14, respectively)	$117	$393
Short-term investments	10	7
Accounts receivable (net of allowance for doubtful accounts of $15 and $16, respectively)	725	601
Inventories:
Finished and in-process goods	301	257
Raw materials and supplies	135	103
Other current assets	78	72
Total current assets	1,366	1,433
Investment in unconsolidated entities	49	45
Deferred income taxes	18	21
Other long-term assets	128	134
Property and equipment:
Land	88	88
Buildings	305	308
Machinery and equipment	2,449	2,427
	2,842	2,823
Less accumulated depreciation	(1,783)	(1,776)
	1,059	1,047
Goodwill	122	112
Other intangible assets, net	85	82
Total assets	$2,827	$2,874
Liabilities and Deficit
Current liabilities:
Accounts payable	$504	$483
Debt payable within one year	128	109
Interest payable	90	83
Income taxes payable	18	12
Accrued payroll and incentive compensation	63	47
Other current liabilities	118	127
Total current liabilities	921	861
Long-term liabilities:
Long-term debt	3,706	3,665
Long-term pension and post employment benefit obligations	209	234
Deferred income taxes	21	21
Other long-term liabilities	154	163
Total liabilities	5,011	4,944
Commitments and contingencies (See Note 6)
Deficit
Common stock—$0.01 par value; 300,000,000 shares authorized, 170,605,906 issued and 82,556,847 outstanding at September 30, 2014 and December 31, 2013	1	1
Paid-in capital	525	522
Treasury stock, at cost—88,049,059 shares	(296)	(296)
Accumulated other comprehensive loss	(56)	(21)
Accumulated deficit	(2,357)	(2,275)
Total Momentive Specialty Chemicals Inc. shareholder’s deficit	(2,183)	(2,069)
Noncontrolling interest	(1)	(1)
Total deficit	(2,184)	(2,070)
Total liabilities and deficit	$2,827	$2,874
See Notes to Condensed Consolidated Financial Statements

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Net sales	$1,347	$1,249	$3,977	$3,691
Cost of sales	1,188	1,092	3,491	3,239
Gross profit	159	157	486	452
Selling, general and administrative expense	84	93	275	274
Asset impairments	—	—	—	7
Business realignment costs	6	4	24	15
Other operating expense, net	4	2	7	4
Operating income	65	58	180	152
Interest expense, net	77	77	230	227
Loss on extinguishment of debt	—	—	—	6
Other non-operating expense (income), net	18	(2)	23	1
Loss before income tax and earnings (losses) from unconsolidated entities	(30)	(17)	(73)	(82)
Income tax expense	2	57	23	31
Loss before earnings from unconsolidated entities	(32)	(74)	(96)	(113)
Earnings (losses) from unconsolidated entities, net of taxes	4	(2)	14	5
Net loss	$(28)	$(76)	$(82)	$(108)
See Notes to Condensed Consolidated Financial Statements

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Net loss	$(28)	$(76)	$(82)	$(108)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(40)	24	(41)	(8)
Gain recognized from pension and postretirement benefits	1	4	6	7
Net losses on cash flow hedges reclassified to earnings	—	—	—	1
Other comprehensive (loss) income	(39)	28	(35)	—
Comprehensive loss	$(67)	$(48)	$(117)	$(108)
See Notes to Condensed Consolidated Financial Statements

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(In millions)	2014	2013
Cash flows used in operating activities
Net loss	$(82)	$(108)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	109	113
Deferred tax (benefit) expense	(2)	30
Non-cash asset impairments	—	7
Loss on extinguishment of debt	—	6
Unrealized foreign currency losses (gains)	32	(29)
Other non-cash adjustments	(3)	1
Net change in assets and liabilities:
Accounts receivable	(142)	(138)
Inventories	(90)	(70)
Accounts payable	40	94
Income taxes payable	3	32
Other assets, current and non-current	34	3
Other liabilities, current and long-term	(31)	36
Net cash used in operating activities	(132)	(23)
Cash flows used in investing activities
Capital expenditures	(133)	(96)
Capitalized interest	—	(1)
Purchase of businesses	(64)	—
Purchases of securities, net	(4)	(1)
Change in restricted cash	(2)	4
Disbursement of affiliated loan	(50)	—
Repayment of affiliated loan	50	—
Investment in unconsolidated affiliates, net	(2)	(13)
Proceeds from sale of assets	—	1
Net cash used in investing activities	(205)	(106)
Cash flows provided by financing activities
Net short-term debt borrowings	25	16
Borrowings of long-term debt	213	1,128
Repayments of long-term debt	(174)	(1,045)
Long-term debt and credit facility financing fees	—	(37)
Net cash provided by financing activities	64	62
Effect of exchange rates on cash and cash equivalents	(5)	(2)
Decrease in cash and cash equivalents	(278)	(69)
Cash and cash equivalents (unrestricted) at beginning of period	379	401
Cash and cash equivalents (unrestricted) at end of period	$101	$332
Supplemental disclosures of cash flow information
Cash paid (received) for:
Interest, net	$215	$193
Income taxes paid (refunded), net	23	(4)
Non-cash financing activities:
Non-cash issuance of debt in exchange for loans of parent	$—	$200
Non-cash distribution declared to parent	—	208
Settlement of note receivable from parent	—	24
See Notes to Condensed Consolidated Financial Statements

MOMENTIVE SPECIALTY CHEMICALS INC.
CONDENSED CONSOLIDATED STATEMENT OF DEFICIT (Unaudited)

(In millions)	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Momentive Specialty Chemicals Inc. Deficit	Noncontrolling Interest	Total
Balance at December 31, 2013	$1	$522	$(296)	$(21)	$(2,275)	$(2,069)	$(1)	$(2,070)
Net loss	—	—	—	—	(82)	(82)	—	(82)
Other comprehensive loss	—	—	—	(35)	—	(35)	—	(35)
Purchase of business from related party (see Note 3)	—	3	—	—	—	3	—	3
Balance at September 30, 2014	$1	$525	$(296)	$(56)	$(2,357)	$(2,183)	$(1)	$(2,184)

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In millions, except share data)
1. Background and Basis of Presentation
Based in Columbus, Ohio, Momentive Specialty Chemicals Inc., (which may be referred to as “MSC” or the “Company”) serves global industrial markets through a broad range of thermoset technologies, specialty products and technical support for customers in a diverse range of applications and industries. The Company’s business is organized based on the products offered and the markets served. At September 30, 2014, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins.
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
Subsequent Events—The Company has evaluated events and transactions subsequent to September 30, 2014 through November 10, 2014, the date of issuance of its unaudited Condensed Consolidated Financial Statements.
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
In August 2014, the FASB issued Accounting Standards Board Update No. 2014-15: Presentation of Financial Statements - Going Concern - Disclosures of Uncertainties about an entity's Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides new guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards and to provide related footnote disclosures. This new guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The requirements of ASU 2014-15 are not expected to have a significant impact on the Company’s financial statements.

3. Related Party Transactions
Administrative Service, Management and Consulting Arrangement
The Company is subject to a Management Consulting Agreement with Apollo (the “Management Consulting Agreement”) that renews on an annual basis, unless notice to the contrary is given by either party. Under the Management Consulting Agreement, the Company receives certain structuring and advisory services from Apollo and its affiliates. The Management Consulting Agreement provides indemnification to Apollo, its affiliates and their directors, officers and representatives for potential losses arising from these services. Apollo is entitled to an annual fee equal to the greater of $3 or 2% of the Company’s Adjusted EBITDA. Apollo elected to waive charges of any portion of the annual management fee due in excess of $3 for the calendar year 2014.
During both the three months ended September 30, 2014 and 2013 and during both the nine months ended September 30, 2014 and 2013, the Company recognized expense under the Management Consulting Agreement of $1 and $2, respectively. This amount is included in “Other operating (income) expense, net” in the Company’s unaudited Condensed Consolidated Statements of Operations.
Transactions with MPM
Shared Services Agreement
On October 1, 2010, the Company entered into a shared services agreement with Momentive Performance Materials Inc. (“MPM”) (which, from October 1, 2010 through October 24, 2014, was a subsidiary of Momentive Holdings) (the “Shared Services Agreement”). Under this agreement, the Company provides to MPM, and MPM provides to the Company, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The Shared Services Agreement is subject to termination by either the Company or MPM, without cause, on not less than 30 days’ written notice, and expires in October 2015 (subject to one-year renewals every year thereafter; absent contrary notice from either party). The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between the Company and MPM. Pursuant to this agreement, during the nine months ended September 30, 2014 and 2013, the Company incurred approximately $100 and $90, respectively, of net costs for shared services and MPM incurred approximately $76 and $67, respectively, of net costs for shared services. Included in the net costs incurred during the nine months ended September 30, 2014 and 2013, were net billings from the Company to MPM of $31 and $21, respectively, to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to the applicable allocation percentage. The allocation percentage for 2014 remains unchanged from 2013, which was 57% for the Company and 43% for MPM. The Company had accounts receivable from MPM of $14 and $4 as of September 30, 2014 and December 31, 2013, respectively, and accounts payable to MPM of less than $1 at December 31, 2013. During the nine months ended September 30, 2014 and 2013, the Company realized approximately $3 and $6, respectively, in cost savings as a result of the Shared Services Agreement.
On April 13, 2014, Momentive Performance Materials Holdings Inc. (MPM’s direct parent company), MPM and certain of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On October 24, 2014, in conjunction with MPM’s emergence from Chapter 11 bankruptcy and the consummation of MPM’s plan of reorganization, the Shared Services Agreement was amended to, among other things, (i) exclude the services of certain executive officers, (ii) provide for a transition assistance period at the election of the recipient following termination of the Shared Services Agreement of up to 12 months, subject to one successive renewal period of an additional 60 days and (iii) provide for the use of an independent third-party audit firm to assist the Steering Committee with its annual review of billings and allocations. Additionally, upon emergence from Chapter 11 bankruptcy, MPM paid all previously unpaid amounts to the Company related to the Shared Services Agreement.
Sales and Purchases of Products and Services with MPM
The Company also sells products to, and purchases products from, MPM pursuant to a Master Buy/Sell Agreement dated as of September 6, 2012 (the “Master Buy/Sell Agreement”). Prices under the agreement are determined by a formula based upon certain third party sales of the applicable product, or in the event that no qualifying third party sales have taken place, based upon the average contribution margin generated by certain third party sales of products in the same or a similar industry. The standard terms and conditions of the seller in the applicable jurisdiction apply to transactions under the Master Buy/Sell Agreement. A subsidiary of MPM also acts as a non-exclusive distributor in India for certain of the Company’s subsidiaries pursuant to Distribution Agreements dated as of September 6, 2012 (the “Distribution Agreements”). Prices under the Distribution Agreements are determined by a formula based on the weighted average sales price of the applicable product less a margin. The Master Buy/Sell Agreement and Distribution Agreements have initial terms of 3 years and may be terminated for convenience by either party thereunder upon 30 days’ prior notice in the case of the Master/Buy Sell Agreement and upon 90 days’ prior notice in the case of the Distribution Agreements. Pursuant to these agreements and other purchase orders, during the three months ended September 30, 2014 and 2013, the Company sold less than $1 and $1, respectively, of products to MPM and purchased $2. During the nine months ended September 30, 2014 and 2013, the Company sold less than $1 and $1, respectively, of products to MPM and purchased $6 and $4, respectively. As of both September 30, 2014 and December 31, 2013, the Company had less than $1 of accounts receivable from MPM and $1 of accounts payable to MPM related to these agreements.

Other Transactions with MPM
In March 2014, the Company entered into a ground lease with a Brazilian subsidiary of MPM to lease a portion of MPM’s manufacturing site in Itatiba, Brazil for purposes of constructing and operating an epoxy production facility. In conjunction with the ground lease, the Company also entered into a site services agreement whereby MPM’s subsidiary will provide to the Company various services such as environmental, health and safety, security, maintenance and accounting, amongst others, to support the operation of this new facility. The Company paid less than $1 to MPM under this agreement during both the three and nine months ended September 30, 2014.
In April 2014, the Company purchased 100% of the interests in MPM’s Canadian subsidiary for a purchase price of approximately $12. As a part of the transaction the Company also entered into a non-exclusive distribution agreement with a subsidiary of MPM, whereby the Company will act as a distributor of certain of MPM’s products in Canada. The agreement has a term of 10 years, and is cancelable by either party with 180 days’ notice. The Company is compensated for acting as distributor at a rate of 2% of the net selling price of the related products sold. Additionally, MPM is providing transitional services to the Company for a period of 6 months subsequent to the transaction date. During the three and nine months ended September 30, 2014, the Company purchased approximately $10 and $20, respectively, of products from MPM under this distribution agreement, and earned less than $1 from MPM as compensation for acting as distributor of the products. As of September 30, 2014, the Company had $3 of accounts payable to MPM related to the distribution agreement.
As both the Company and MPM shared a common ultimate parent at the time of the transaction, this purchase was accounted for as a transaction under common control as defined in the accounting guidance for business combinations, resulting in the Company recording the net assets of the acquired entity at carrying value. Additionally, the gain on the purchase of $3 was accounted for as a capital contribution, and is reflected as an addition to “Paid-in-Capital” in the unaudited Condensed Consolidated Balance Sheets. In addition, the Company has recasted its prior period financial statements on a combined basis to reflect the release of the valuation allowance related to the expected realization of deferred tax benefits attributable to MPM’s Canadian subsidiary during the year ended December 31, 2011. This retrospective adjustment to the Company’s unaudited Condensed Consolidated Financial Statements resulted in a $12 decrease in “Accumulated deficit” as of December 31, 2013.
Purchases and Sales of Products and Services with Affiliates Other than MPM
The Company sells products to various Apollo affiliates other than MPM. These sales were $18 and $25 for the three months ended September 30, 2014 and 2013, respectively, and $105 and $91 for the nine months ended September 30, 2014 and 2013, respectively. Accounts receivable from these affiliates were $15 and $17 at September 30, 2014 and December 31, 2013, respectively. The Company also purchases raw materials and services from various Apollo affiliates other than MPM. These purchases were $1 and $6 (as revised from $37 to correct for a data accumulation error, which the Company does not believe is material) for the three months ended September 30, 2014 and 2013, respectively, and $4 and $25 (as revised from $103 to correct for a data accumulation error, which the Company does not believe is material) for the nine months ended September 30, 2014 and 2013, respectively. The Company had accounts payable to these affiliates of $1 and less than $1 at September 30, 2014 and December 31, 2013, respectively.
Other Transactions and Arrangements
Momentive Holdings purchases insurance policies which also cover the Company and MPM. Amounts are billed to the Company annually based on the Company’s relative share of the insurance premiums and amortized over the term of the policy. No amounts were billed to the Company from Momentive Holdings for either the three months or nine months ended September 30, 2014 or 2013. The Company had accounts payable to Momentive Holdings of less than $1 and $4 under these arrangements at September 30, 2014 and December 31, 2013, respectively.
The Company sells finished goods to, and purchases raw materials from, its foundry joint venture between the Company and HA-USA Inc. (“HAI”). The Company also provides toll-manufacturing and other services to HAI. The Company’s investment in HAI is recorded under the equity method of accounting, and the related sales and purchases are not eliminated from the Company’s unaudited Condensed Consolidated Financial Statements. However, any profit on these transactions is eliminated in the Company’s unaudited Condensed Consolidated Financial Statements to the extent of the Company’s 50% interest in HAI. Sales and services provided to HAI were $27 and $25 for the three months ended September 30, 2014 and 2013, respectively, and $83 and $78 for the nine months ended September 30, 2014 and 2013, respectively. Accounts receivable from HAI were $8 and $16 at September 30, 2014 and December 31, 2013, respectively. Purchases from HAI were $12 and $11 (as revised from $21 to correct for a data accumulation error, which the Company does not believe is material) for the three months ended September 30, 2014 and 2013, respectively, and $27 and $27 (as revised from $52 to correct for a data accumulation error, which the Company does not believe is material) for the nine months ended September 30, 2014 and 2013, respectively. The Company had accounts payable to HAI of $3 and $6 at September 30, 2014 and December 31, 2013. Additionally, HAI declared dividends to the Company of $3 during the three months ended September 30, 2014, and $9 and $15 during the nine months ended September 30, 2014 and 2013, respectively. No amounts remain outstanding related to these previously declared dividends as of September 30, 2014.
The Company’s purchase contracts with HAI represent a significant portion of HAI’s total revenue, and this factor results in the Company absorbing the majority of the risk from potential losses or the majority of the gains from potential returns. However, the Company does not have the power to direct the activities that most significantly impact HAI, and therefore, does not consolidate HAI.

In February 2013, the Company and HAI resolved a dispute regarding raw material pricing. As part of the resolution, the Company will provide discounts to HAI on future purchases of dry and liquid resins totaling $16 over a period of three years. During the three and nine months ended September 30, 2014, the Company issued $1 and $4, respectively, of discounts to HAI under this agreement. During both the three and nine months ended September 30, 2013, the Company issued $1 of discounts to HAI under this agreement. As of September 30, 2014 and December 31, 2013, $8 and $12, respectively, remained outstanding under this agreement. As of both September 30, 2014 and December 31, 2013, $5 of the outstanding amount was classified in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets, with the remaining amount included in “Other long-term liabilities.”
The Company had royalties receivable from its unconsolidated forest products joint venture in Russia of $6 as of both September 30, 2014 and December 31, 2013.
As of both September 30, 2014 and December 31, 2013, the Company had approximately $10 of cash on deposit as collateral for a loan that was extended by a third party to one of the Company’s unconsolidated joint ventures, which is classified as restricted cash.
In February 2014, the Company made a restricted purpose loan of $50 to Superholdco Finance Corp (“Finco”), a newly formed subsidiary of Momentive Holdings, which was repaid in full during the three months ended September 30, 2014. The loan had a maturity date in February 2015, and bore interest at LIBOR plus 3.75% per annum. The loan was fully collateralized by the assets of Finco. On April 7, 2014, Finco entered into an agreement with MPM under which it purchased approximately $51 of accounts receivable from MPM, paying 95% of the proceeds in cash, with the remaining 5% to be paid in cash when the sold receivables were fully collected. The agreement also appointed MPM to act as the servicer of the receivables on behalf of Finco. Interest incurred under the loan agreement was less than $1 for the nine months ended September 30, 2014.
Finco is deemed to be a VIE, and the Company’s loan to Finco represented a variable interest in Finco. The power to direct the activities that most significantly impact the VIE is shared between the Company and the other related party variable interest entity holder. However, as of September 30, 2014, the Company does not absorb the majority of the risk from potential losses or the majority of the gains from potential returns of the VIE, and therefore, the Company does not consolidate Finco. As of September 30, 2014, the carrying value of both Finco’s assets and liabilities was $0.
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

Recurring Fair Value Measurements
As of September 30, 2014, the Company had derivative liabilities of less than $1, which were measured using Level 2 inputs, and consist of derivative instruments transacted primarily in over-the-counter markets. There were no transfers between Level 1, Level 2 or Level 3 measurements during the three or nine months ended September 30, 2014 or 2013.
The Company calculates the fair value of its Level 2 derivative liabilities using standard pricing models with market-based inputs, adjusted for nonperformance risk. When its financial instruments are in a liability position, the Company evaluates its credit risk as a component of fair value. At both September 30, 2014 and December 31, 2013, no adjustment was made by the Company to reduce its derivative liabilities for nonperformance risk.
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
Non-derivative Financial Instruments
The following table summarizes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
September 30, 2014
Debt	$3,834	$—	$3,815	$9	$3,824
December 31, 2013
Debt	$3,774	$—	$3,820	$10	$3,830
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
5. Debt Obligations
Debt outstanding at September 30, 2014 and December 31, 2013 is as follows:

	September 30, 2014		December 31, 2013
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
ABL Facility	$65	$—	$—	$—
Senior Secured Notes:
6.625% First-Priority Senior Secured Notes due 2020 (includes $6 and $7 of unamortized debt premium at September 30, 2014 and December 31, 2013, respectively)	1,556	—	1,557	—
8.875% Senior Secured Notes due 2018 (includes $4 of unamortized debt discount at both September 30, 2014 and December 31, 2013)	1,196	—	1,196	—
9.00% Second-Priority Senior Secured Notes due 2020	574	—	574	—
Debentures:
9.2% debentures due 2021	74	—	74	—
7.875% debentures due 2023	189	—	189	—
8.375% sinking fund debentures due 2016	20	20	40	20
Other Borrowings:
Australia Facility due 2014	—	32	—	35
Brazilian bank loans	10	45	13	45
Capital Leases	8	1	9	1
Other	14	30	13	8
Total	$3,706	$128	$3,665	$109

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
Environmental Institution of Paraná IAP—On August 10, 2005, the Environmental Institute of Paraná (IAP), an environmental agency in the State of Paraná, provided Hexion Quimica Industria, the Company’s Brazilian subsidiary, with notice of an environmental assessment in the amount of 12 Brazilian reais. The assessment related to alleged environmental damages to the Paranagua Bay caused in November 2004 from an explosion on a shipping vessel carrying methanol purchased by the Company. The investigations performed by the public authorities have not identified any actions of the Company that contributed to or caused the accident. The Company responded to the assessment by filing a request to have it cancelled and by obtaining an injunction precluding execution of the assessment pending adjudication of the issue. In November 2010, the Court denied the Company’s request to cancel the assessment and lifted the injunction that had been issued. The Company responded to the ruling by filing an appeal in the State of Paraná Court of Appeals. In March 2012, the Company was informed that the Court of Appeals had denied the Company’s appeal, and on June 4, 2012 the Company filed appeals to the Superior Court of Justice and the Supreme Court of Brazil. The Company continues to believe it has strong defenses against the validity of the assessment, and does not believe that a loss is probable. At September 30, 2014, the amount of the assessment, including tax, penalties, monetary correction and interest, is 36 Brazilian reais, or approximately $15.
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
The following table summarizes all probable environmental remediation, indemnification and restoration liabilities, including related legal expenses, at September 30, 2014 and December 31, 2013:

	Number of Sites		Liability		Range of Reasonably Possible Costs
Site Description	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	Low	High
Geismar, LA	1	1	$15	$16	$9	$22
Superfund and offsite landfills – allocated share:
Less than 1%	15	16	1	1	1	1
Equal to or greater than 1%	12	12	7	8	5	14
Currently-owned	13	12	9	8	8	22
Formerly-owned:
Remediation	12	11	19	8	16	28
Monitoring only	4	4	1	1	—	1
Total	57	56	$52	$42	$39	$88
These amounts include estimates for unasserted claims that the Company believes are probable of loss and reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of a range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. At September 30, 2014 and December 31, 2013, $12 and $14, respectively, have been included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets with the remaining amount included in “Other long-term liabilities.”
Following is a discussion of the Company’s environmental liabilities and the related assumptions at September 30, 2014:
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
Non-Environmental Legal Matters
The Company is involved in various legal proceedings in the ordinary course of business and had reserves of $11 and $16 at September 30, 2014 and December 31, 2013, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable. At both September 30, 2014 and December 31, 2013, $7 has been included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets, with the remaining amount included in “Other long-term liabilities.”
Following is a discussion of significant non-environmental legal proceedings:
Brazil Tax Claim— On October 15, 2012, the Appellate Court for the State of Sao Paulo rendered a unanimous decision in favor of the Company on this claim, which has been pending since 1992. In 1992, the State of Sao Paulo Administrative Tax Bureau issued an assessment against the Company’s Brazilian subsidiary claiming that excise taxes were owed on certain intercompany loans made for centralized cash management purposes. These loans and other internal flows of funds were characterized by the Tax Bureau as intercompany sales. Since that time, management and the Tax Bureau have held discussions and the Company filed an administrative appeal seeking cancellation of the assessment. The Administrative Court upheld the assessment in December 2001. In 2002, the Company filed a second appeal with the highest-level Administrative Court, again seeking cancellation of the assessment. In February 2007, the highest-level Administrative Court upheld the assessment. The Company requested a review of this decision. On April 23, 2008, the Brazilian Administrative Tax Tribunal issued its final decision upholding the assessment against the Company. The Company filed an Annulment action in the Brazilian Judicial Courts in May 2008 along with a request for an injunction to suspend the tax collection. The injunction was granted upon the Company pledging certain properties and assets in Brazil during the pendency of the Annulment action in lieu of depositing an amount equivalent to the assessment with the Court. In September 2010, in the Company’s favor, the Court adopted its appointed expert’s report finding that the transactions in question were intercompany loans and other legal transactions. The State Tax Bureau appealed this decision in December 2010, and the Appellate Court ruled in the Company’s favor on October 15, 2012. On January 7, 2013, the State Tax Bureau appealed the decision to the Superior Court of Justice. The Company has replied to the appeal, and on August 6, 2014, the Superior Court of Justice ruled in favor of the Company. With no additional appeals left to the State of Sao Paulo Tax Authority, on August 21, 2014, the above decision in favor of the Company was declared “res judicata” (final decision which ended the claim).
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
7. Pension and Postretirement Benefit Plans
Following are the components of net pension and postretirement expense (benefit) recognized by the Company for the three and nine months ended September 30, 2014 and 2013:

	Pension Benefits				Non-Pension Postretirement Benefits
	Three Months Ended September 30,				Three Months Ended September 30,
	2014		2013		2014		2013
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1	$3	$1	$3	$—	$—	$—	$—
Interest cost on projected benefit obligation	3	5	3	4	—	—	—	—
Expected return on assets	(4)	(4)	(4)	(3)	—	—	—	—
Amortization of prior service cost (benefit)	—	—	—	1	—	—	(1)	—
Amortization of net losses	1	1	2	3	—	—	—	—
Net expense (benefit)	$1	$5	$2	$8	$—	$—	$(1)	$—

	Pension Benefits				Non-Pension Postretirement Benefits
	Nine Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$2	$11	$2	$11	$—	$—	$—	$—
Interest cost on projected benefit obligation	9	13	8	13	—	1	—	—
Expected return on assets	(12)	(11)	(11)	(9)	—	—	—	—
Amortization of prior service cost (benefit)	—	—	—	1	—	—	(1)	1
Amortization of net losses	5	3	7	7	—	—	—	—
Net expense (benefit)	$4	$16	$6	$23	$—	$1	$(1)	$1
8. Segment Information
The Company’s business segments are based on the products that the Company offers and the markets that it serves. At September 30, 2014, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins. A summary of the major products of the Company’s reportable segments follows:

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
Net Sales (1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Epoxy, Phenolic and Coating Resins	$878	$806	$2,557	$2,370
Forest Products Resins	469	443	1,420	1,321
Total	$1,347	$1,249	$3,977	$3,691

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.
Segment EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Epoxy, Phenolic and Coating Resins	$79	$77	$227	$218
Forest Products Resins	63	58	188	172
Corporate and Other	(17)	(15)	(53)	(47)
Reconciliation of Segment EBITDA to Net Loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$79	$77	$227	$218
Forest Products Resins	63	58	188	172
Corporate and Other	(17)	(15)	(53)	(47)

Reconciliation:
Items not included in Segment EBITDA:
Asset impairments	—	—	—	(7)
Business realignment costs	(6)	(4)	(24)	(15)
Integration costs	(1)	(4)	(6)	(9)
Other	(29)	(17)	(52)	(43)
Total adjustments	(36)	(25)	(82)	(74)
Interest expense, net	(77)	(77)	(230)	(227)
Loss on extinguishment of debt	—	—	—	(6)
Income tax expense	(2)	(57)	(23)	(31)
Depreciation and amortization	(38)	(37)	(109)	(113)
Net loss	$(28)	$(76)	$(82)	$(108)

Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses. For the three and nine months ended September 30, 2014, these items primarily include expenses from retention programs, losses on the disposal of assets and unrealized foreign exchange transaction gains and losses. For the three and nine months ended September 30, 2013, these items primarily include expenses from retention programs and unrealized foreign exchange losses. Business realignment costs for the three and nine months ended September 30, 2014 and September 30, 2013 primarily relate to costs for environmental remediation at certain formerly owned locations and expenses from minor restructuring programs. Integration costs for the three and nine months ended September 30, 2014 and 2013 primarily represent integration costs associated with the previous integration of MSC and MPM.

9. Summarized Financial Information of Unconsolidated Affiliate
Summarized financial information of the unconsolidated affiliate HAI as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013 is as follows:

	September 30, 2014	December 31, 2013
Current assets	$38	$29
Non-current assets	26	21
Current liabilities	24	15
Non-current liabilities	1	—

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$45	$43	$139	$132
Gross profit	11	11	34	33
Pre-tax income	7	7	22	38
Net income	7	8	22	38
10. Changes in Accumulated Other Comprehensive Loss
Following is a summary of changes in “Accumulated other comprehensive loss” for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$(146)	$129	$(17)	$(216)	$111	$(105)
Other comprehensive (loss) income before reclassifications, net of tax	—	(40)	(40)	—	24	24
Amounts reclassified from Accumulated other comprehensive loss, net of tax	1	—	1	4	—	4
Net other comprehensive income (loss)	1	(40)	(39)	4	24	28
Ending balance	$(145)	$89	$(56)	$(212)	$135	$(77)

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$(151)	$130	$(21)	$(1)	$(219)	$143	$(77)
Other comprehensive loss before reclassifications, net of tax	—	(41)	(41)	—	(6)	(8)	(14)
Amounts reclassified from Accumulated other comprehensive loss, net of tax	6	—	6	1	13	—	14
Net other comprehensive income (loss)	6	(41)	(35)	1	7	(8)	—
Ending balance	$(145)	$89	$(56)	$—	$(212)	$135	$(77)

	Amount Reclassified From Accumulated Other Comprehensive Loss for the Three Months Ended:
Amount Reclassified From Accumulated Other Comprehensive Loss	September 30, 2014	September 30, 2013	Location of Reclassified Amount in Income
Amortization of defined benefit pension and other postretirement benefit items:
Actuarial losses	$2	$5	(1)
Total before income tax	2	5
Income tax benefit	(1)	(1)	Income tax expense (benefit)
Total	$1	$4

	Amount Reclassified From Accumulated Other Comprehensive Loss for the Nine Months Ended:
Amount Reclassified From Accumulated Other Comprehensive Loss	September 30, 2014	September 30, 2013	Location of Reclassified Amount in Income
Gains and losses on cash flow hedges:
Interest rate swaps	$—	$—	Interest expense, net
Total before income tax	—	—
Income tax benefit	—	1	Income tax expense (benefit)
Total	$—	$1

Amortization of defined benefit pension and other postretirement benefit items:
Prior service costs	$—	$1
Actuarial losses	8	14	(1)
Total before income tax	8	15
Income tax benefit	(2)	(2)	Income tax benefit (expense)
Total	6	13
Total	$6	$14

(1)	These accumulated other comprehensive income components are included in the computation of net pension and postretirement benefit expense (see Note 7).
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

12. Income Taxes

The effective tax rate was (7)% and (335)% for the third quarter of 2014 and 2013, respectively. The effective tax rate was (32)% and (38)% for the first nine months of 2014 and 2013, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and losses among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating losses generated in jurisdictions where no tax benefit was recognized due to the maintenance of a full valuation allowance.

For the three and nine months ended September 30, 2014, income tax expense relates primarily to income from certain foreign operations. Losses in the United States and certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to the maintenance of a full valuation allowance.

For the three months ended September 30, 2013, income tax expense relates primarily to income from certain foreign operations. For the first nine months of 2013, income tax benefit relates primarily to a discrete tax benefit of $29 related to the signing of the American Taxpayer Relief Act of 2012 during the first quarter of 2013, which provided for the exclusion of certain foreign earnings from U.S. federal taxation from January 1, 2012 through December 31, 2013.
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

MOMENTIVE SPECIALTY CHEMICALS INC.
SEPTEMBER 30, 2014
CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0, $0 and $16, respectively)	$9	$2	$—	$106	$—	$117
Short-term investments	—	—	—	10	—	10
Accounts receivable, net	220	—	2	503	—	725
Intercompany accounts receivable	87	103	1	82	(273)	—
Intercompany loans receivable - current portion	248	—	—	29	(277)	—
Inventories:
Finished and in-process goods	115	—	—	186	—	301
Raw materials and supplies	58	—	—	77	—	135
Other current assets	29	—	—	49	—	78
Total current assets	766	105	3	1,042	(550)	1,366
Investment in unconsolidated entities	339	—	33	30	(353)	49
Deferred income taxes	—	—	—	18	—	18
Other assets, net	21	56	1	50	—	128
Intercompany loans receivable	1,083	3,364	28	13	(4,488)	—
Property and equipment, net	532	—	—	527	—	1,059
Goodwill	66	—	—	56	—	122
Other intangible assets, net	58	—	—	27	—	85
Total assets	$2,865	$3,525	$65	$1,763	$(5,391)	$2,827
Liabilities and (Deficit) Equity
Current liabilities:
Accounts payable	$166	$—	$—	$338	$—	$504
Intercompany accounts payable	185	4	—	84	(273)	—
Debt payable within one year	27	—	—	101	—	128
Intercompany loans payable within one year	29	—	—	248	(277)	—
Interest payable	4	85	—	1	—	90
Income taxes payable	5	—	—	13	—	18
Accrued payroll and incentive compensation	22	—	—	41	—	63
Other current liabilities	66	—	—	52	—	118
Total current liabilities	504	89	—	878	(550)	921
Long-term liabilities:
Long-term debt	353	3,326	—	27	—	3,706
Intercompany loans payable	3,398	—	6	1,084	(4,488)	—
Accumulated losses of unconsolidated subsidiaries in excess of investment	641	—	244	—	(885)	—
Long-term pension and post employment benefit obligations	39	—	—	170	—	209
Deferred income taxes	7	2	—	12	—	21
Other long-term liabilities	106	—	—	48	—	154
Total liabilities	5,048	3,417	250	2,219	(5,923)	5,011
Total Momentive Specialty Chemicals Inc. shareholders (deficit) equity	(2,183)	108	(185)	(455)	532	(2,183)
Noncontrolling interest	—	—	—	(1)	—	(1)
Total (deficit) equity	(2,183)	108	(185)	(456)	532	(2,184)
Total liabilities and (deficit) equity	$2,865	$3,525	$65	$1,763	$(5,391)	$2,827

MOMENTIVE SPECIALTY CHEMICALS INC.
DECEMBER 31, 2013
CONDENSED CONSOLIDATING BALANCE SHEET

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0, $0 and $14, respectively)	$165	$5	$—	$223	$—	$393
Short-term investments	—	—	—	7	—	7
Accounts receivable, net	179	—	—	422	—	601
Intercompany accounts receivable	190	89	—	374	(653)	—
Intercompany loans receivable - current portion	216	—	—	278	(494)	—
Inventories:
Finished and in-process goods	105	—	—	152	—	257
Raw materials and supplies	38	—	—	65	—	103
Other current assets	27	—	—	45	—	72
Total current assets	920	94	—	1,566	(1,147)	1,433
Investment in unconsolidated entities	351	—	29	28	(363)	45
Deferred income taxes	—	—	—	21	—	21
Other assets, net	31	59	2	42	—	134
Intercompany loans receivable	1,251	3,355	29	4,221	(8,856)	—
Property and equipment, net	491	—	—	556	—	1,047
Goodwill	52	—	—	60	—	112
Other intangible assets, net	47	—	—	35	—	82
Total assets	$3,143	$3,508	$60	$6,529	$(10,366)	$2,874
Liabilities and (Deficit) Equity
Current liabilities:
Accounts payable	$165	$—	$—	$318	$—	$483
Intercompany accounts payable	130	—	—	523	(653)	—
Debt payable within one year	20	—	—	89	—	109
Intercompany loans payable within one year	173	—	—	321	(494)	—
Interest payable	10	72	—	1	—	83
Income taxes payable	4	—	—	8	—	12
Accrued payroll and incentive compensation	19	—	—	28	—	47
Other current liabilities	65	—	—	62	—	127
Total current liabilities	586	72	—	1,350	(1,147)	861
Long term liabilities:
Long-term debt	309	3,326	—	30	—	3,665
Intercompany loans payable	3,388	—	7	5,461	(8,856)	—
Accumulated losses of unconsolidated subsidiaries in excess of investment	762	—	261	—	(1,023)	—
Long-term pension and post employment benefit obligations	50	—	—	184	—	234
Deferred income taxes	7	2	—	12	—	21
Other long-term liabilities	110	6	—	47	—	163
Total liabilities	5,212	3,406	268	7,084	(11,026)	4,944
Total Momentive Specialty Chemicals Inc. shareholders (deficit) equity	(2,069)	102	(208)	(554)	660	(2,069)
Noncontrolling interest	—	—	—	(1)	—	(1)
Total (deficit) equity	(2,069)	102	(208)	(555)	660	(2,070)
Total liabilities and (deficit) equity	$3,143	$3,508	$60	$6,529	$(10,366)	$2,874

MOMENTIVE SPECIALTY CHEMICALS INC.
THREE MONTHS ENDED SEPTEMBER 30, 2014
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$597	$—	$—	$816	$(66)	$1,347
Cost of sales	531	—	—	723	(66)	1,188
Gross profit	66	—	—	93	—	159
Selling, general and administrative expense	24	—	—	60	—	84
Business realignment costs	4	—	—	2	—	6
Other operating expense (income), net	1	—	(1)	4	—	4
Operating income	37	—	1	27	—	65
Interest expense, net	8	68	—	1	—	77
Intercompany interest expense (income), net	45	(68)	—	23	—	—
Other non-operating expense (income), net	62	—	—	(44)	—	18
(Loss) income before income tax and earnings from unconsolidated entities	(78)	—	1	47	—	(30)
Income tax (benefit) expense	(1)	(6)	—	9	—	2
(Loss) income before earnings from unconsolidated entities	(77)	6	1	38	—	(32)
Earnings from unconsolidated entities, net of taxes	49	—	26	2	(73)	4
Net (loss) income	$(28)	$6	$27	$40	$(73)	$(28)
Comprehensive (loss) income	$(67)	$7	$26	$35	$(68)	$(67)

MOMENTIVE SPECIALTY CHEMICALS INC.
THREE MONTHS ENDED SEPTEMBER 30, 2013
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$553	$—	$—	$748	$(52)	$1,249
Cost of sales	475	—	—	669	(52)	1,092
Gross profit	78	—	—	79	—	157
Selling, general and administrative expense	28	—	—	65	—	93
Business realignment costs	2	—	—	2	—	4
Other operating (income) expense, net	—	—	(1)	3	—	2
Operating income	48	—	1	9	—	58
Interest expense, net	7	68	—	2	—	77
Intercompany interest expense (income), net	31	(69)	—	38	—	—
Other non-operating (income) expense, net	(25)	—	—	23	—	(2)
Income (loss) before income tax and losses from unconsolidated entities	35	1	1	(54)	—	(17)
Income tax expense (benefit)	61	—	—	(4)	—	57
(Loss) income before losses from unconsolidated entities	(26)	1	1	(50)	—	(74)
Losses from unconsolidated entities, net of taxes	(50)	—	(32)	—	80	(2)
Net (loss) income	$(76)	$1	$(31)	$(50)	$80	$(76)
Comprehensive (loss) income	$(48)	$1	$(31)	$(40)	$70	$(48)

MOMENTIVE SPECIALTY CHEMICALS INC.
NINE MONTHS ENDED SEPTEMBER 30, 2014
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,770	$—	$—	$2,392	$(185)	$3,977
Cost of sales	1,560	—	—	2,116	(185)	3,491
Gross profit	210	—	—	276	—	486
Selling, general and administrative expense	79	—	—	196	—	275
Business realignment costs	19	—	—	5	—	24
Other operating expense (income), net	4	—	(1)	4	—	7
Operating income	108	—	1	71	—	180
Interest expense, net	23	202	—	5	—	230
Intercompany interest expense (income), net	132	(204)	—	72	—	—
Other non-operating expense (income), net	67	—	—	(44)	—	23
(Loss) income before income tax and earnings from unconsolidated entities	(114)	2	1	38	—	(73)
Income tax (benefit) expense	(2)	(6)	—	31	—	23
(Loss) income before earnings from unconsolidated entities	(112)	8	1	7	—	(96)
Earnings from unconsolidated entities, net of taxes	30	—	30	4	(50)	14
Net (loss) income	$(82)	$8	$31	$11	$(50)	$(82)
Comprehensive (loss) income	$(117)	$8	$31	$10	$(49)	$(117)

MOMENTIVE SPECIALTY CHEMICALS INC.
NINE MONTHS ENDED SEPTEMBER 30, 2013
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Momentive Specialty Chemicals Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,662	$—	$—	$2,185	$(156)	$3,691
Cost of sales	1,424	—	—	1,971	(156)	3,239
Gross profit	238	—	—	214	—	452
Selling, general and administrative expense	85	—	—	189	—	274
Asset impairments	—	—	—	7	—	7
Business realignment costs	8	—	—	7	—	15
Other operating expense (income), net	3	(4)	(1)	6	—	4
Operating income	142	4	1	5	—	152
Interest expense, net	25	196	—	6	—	227
Intercompany interest expense (income), net	122	(199)	—	77	—	—
Loss on extinguishment of debt	2	—	—	4	—	6
Other non-operating (income) expense, net	(18)	—	—	19	—	1
Income (loss) before income tax and (losses) earnings from unconsolidated entities	11	7	1	(101)	—	(82)
Income tax expense	19	1	—	11	—	31
(Loss) income before (losses) earnings from unconsolidated entities	(8)	6	1	(112)	—	(113)
(Losses) earnings from unconsolidated entities, net of taxes	(100)	—	(55)	2	158	5
Net (loss) income	$(108)	$6	$(54)	$(110)	$158	$(108)
Comprehensive (loss) income	$(108)	$6	$(54)	$(118)	$166	$(108)

MOMENTIVE SPECIALTY CHEMICALS INC.
NINE MONTHS ENDED SEPTEMBER 30, 2014
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Momentive Specialty Chemicals Inc.		Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(349)		$(3)	$9	$220		$(9)	$(132)
Cash flows provided by (used in) investing activities
Capital expenditures	(74)		—	—	(59)		—	(133)
Acquisition of businesses	(52)		—	—	(12)		—	(64)
Purchases of securities, net	—		—	—	(4)		—	(4)
Change in restricted cash	—		—	—	(2)		—	(2)
Disbursement of affiliated loan	—		—	—	(50)		—	(50)
Repayment of affiliated loan	—		—	—	50		—	50
Capital contribution to subsidiary	(16)		—	(10)	—		26	—
Investment in unconsolidated affiliates, net	—		—	—	(2)		—	(2)
Return of capital from subsidiary from sales of accounts receivable	272	(a)	—	—	—		(272)	—
	130		—	(10)	(79)		(246)	(205)
Cash flows provided by (used in) financing activities
Net short-term debt borrowings	8		—	—	17		—	25
Borrowings of long-term debt	155		—	—	58		—	213
Repayments of long-term debt	(110)		—	—	(64)		—	(174)
Net intercompany loan borrowings (repayments)	10		—	—	(10)		—	—
Capital contribution from parent	—		—	10	16		(26)	—
Common stock dividends paid	—		—	(9)	—		9	—
Return of capital to parent from sales of accounts receivable	—		—	—	(272)	(a)	272	—
	63		—	1	(255)		255	64
Effect of exchange rates on cash and cash equivalents	—		—	—	(5)		—	(5)
Decrease in cash and cash equivalents	(156)		(3)	—	(119)		—	(278)
Cash and cash equivalents (unrestricted) at beginning of period	165		5	—	209		—	379
Cash and cash equivalents (unrestricted) at end of period	$9		$2	$—	$90		$—	$101

(a)
During the nine months ended September 30, 2014, Momentive Specialty Chemicals Inc. contributed receivables of $272 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the nine months ended September 30, 2014, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Momentive Specialty Chemicals Inc. by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined non-guarantor subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and Momentive Specialty Chemicals Inc., respectively.

MOMENTIVE SPECIALTY CHEMICALS INC.
NINE MONTHS ENDED SEPTEMBER 30, 2013
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Momentive Specialty Chemicals Inc.		Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(33)		$1	$17	$90		$(98)	$(23)
Cash flows provided by (used in) investing activities
Capital expenditures	(49)		—	—	(47)		—	(96)
Capitalized interest	—		—	—	(1)		—	(1)
Purchases of securities, net	—		—	—	(1)		—	(1)
Capital contribution to subsidiary	(15)		—	(10)	—		25	—
Change in restricted cash	—		—	—	4		—	4
Proceeds from sale of assets	—		—	—	1		—	1
Return of capital from subsidiary from sales of accounts receivable	126	(a)	—	—	—		(126)	—
Investment in unconsolidated affiliates, net	—		—	—	(13)		—	(13)
	62		—	(10)	(57)		(101)	(106)
Cash flows (used in) provided by financing activities
Net short-term debt borrowings	—		—	—	16		—	16
Borrowings of long-term debt	—		1,108	—	20		—	1,128
Repayments of long-term debt	(545)		(120)	—	(380)		—	(1,045)
Net intercompany loan borrowings (repayments)	437		(882)	(2)	447		—	—
Long-term debt and credit facility financing fees	(13)		(24)	—	—		—	(37)
Capital contribution from parent	—		—	10	15		(25)	—
Common stock dividends paid	—		(83)	(15)	—		98	—
Return of capital to parent from sales of accounts receivable	—		—	—	(126)	(a)	126	—
	(121)		(1)	(7)	(8)		199	62
Effect of exchange rates on cash and cash equivalents	—		—	—	(2)		—	(2)
(Decrease) increase in cash and cash equivalents	(92)		—	—	23		—	(69)
Cash and cash equivalents (unrestricted) at beginning of period	276		—	—	125		—	401
Cash and cash equivalents (unrestricted) at end of period	$184		$—	$—	$148		$—	$332

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
Within the following discussion, unless otherwise stated, “the third quarter of 2014” refers to the three months ended September 30, 2014 and “the third quarter of 2013” refers to the three months ended September 30, 2013.
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
Shared Services Agreement
In October 2010, we entered into a shared services agreement with MPM (which, from October 1, 2010 through October 24, 2014, was a subsidiary of Momentive Holdings) (the “Shared Services Agreement”), pursuant to which we provide to MPM, and MPM provides to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The Shared Services Agreement is subject to termination by either the Company or MPM, without cause, on not less than 30 days’ written notice, and expires in October 2015 (subject to one-year renewals every year thereafter; absent contrary notice from either party). The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between us and MPM and requires that the Steering Committee formed under the agreement meet no less than annually to evaluate and determine an equitable allocation percentage. The allocation percentage for 2014 remains unchanged from 2013, which was 57% for us and 43% for MPM.
The Shared Services Agreement has resulted in significant synergies for us, including shared services and logistics optimization, best-of-source contractual terms, procurement savings, regional site rationalization and administrative and overhead savings. We projected achieving a total of approximately $64 of cost savings in connection with the Shared Services Agreement, and through September 30, 2014, we have realized all of these savings on a run-rate basis.
On April 13, 2014, Momentive Performance Materials Holdings Inc. (MPM’s direct parent company), MPM and certain of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On October 24, 2014, in conjunction with MPM’s emergence from Chapter 11 bankruptcy and the consummation of MPM’s plan of reorganization, the Shared Services Agreement was amended to, among other things, (i) exclude the services of certain executive officers, (ii) provide for a transition assistance period at the election of the recipient following termination of the Shared Services Agreement of up to 12 months, subject to one successive renewal period of an additional 60 days and (iii) provide for the use of an independent third-party audit firm to assist the Steering Committee with its annual review of billings and allocations.
Reportable Segments
The Company’s business segments are based on the products that we offer and the markets that we serve. At September 30, 2014, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins. A summary of the major products of the Company’s reportable segments follows:

•
Epoxy, Phenolic and Coating Resins: epoxy specialty resins, phenolic encapsulated substrates, versatic acids and derivatives, basic epoxy resins and intermediates, phenolic specialty resins and molding compounds, polyester resins, acrylic resins and vinylic resins

•	Forest Products Resins: forest products resins and formaldehyde applications
2014 Overview

•
Net sales increased $286, or 8%, in the first nine months of 2014 as compared to the nine months of 2013 due primarily to an increase in demand in our oil field, epoxy specialty, North American formaldehyde and Latin American forest products resins businesses. These increases were partially offset by competition-driven price decreases in certain businesses, which outpaced raw-material-driven price increases in certain other businesses.

•
Segment EBITDA increased by $19, or 6%, in the first nine months of 2014 compared to the first nine months of 2013 due to the increase in sales volumes, cost control and productivity initiatives, as well as favorable product mix.

•
In early 2014 we acquired a manufacturing facility in Shreveport, Louisiana, which increased our capacity to provide resin coated proppants to our customers in this region, which has a high concentration of shale and natural gas wells.

•
As of September 30, 2014, we have realized cumulative savings of $63 as a result of the Shared Services Agreement with MPM and cumulative savings of $24 related to other cost reduction programs. As of September 30, 2014, we have approximately $1 of in-process cost savings in connection with the Shared Services Agreement and $3 of in-process cost savings in connection with other initiatives that we expect to achieve over the next 12 to 15 months.

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

•	The expansion of our forest products resins manufacturing capacity in Brazil and construction of two new formaldehyde plants in North America.
Short-term Outlook
Our business is impacted by general economic and industrial conditions, including housing starts, automotive builds, oil and natural gas drilling activity and general industrial production. Our business has both geographic and end market diversity which often reduces the impact of any one of these factors on our overall performance.
Due to continued worldwide economic volatility and uncertainty, the short-term outlook for our business is difficult to predict. Although we expect certain global markets to begin to stabilize, a continued lack of consumer confidence could lead to stagnant demand for many of our products within both of our reportable segments during the remainder of 2014 and into 2015; however, we expect overall volumes to be moderately higher during the remainder of 2014 as compared to same period in 2013.

We expect moderate increases in volumes within our oil field business during the remainder of 2014 and into 2015 due to key innovations in new product development and strategic acquisitions; however, the use of alternative products by our customers can cause volatility in volumes in this business. We anticipate moderate general economic growth in the North American automobile and industrial markets to positively impact our Epoxy, Phenolic and Coating Resins segment during the remainder of 2014; however, we expect the European automobile and construction industries to remain weak due to the continuing economic concerns in this region. We anticipate continued increases in volumes within our epoxy specialty business during the remainder of 2014 and into 2015 due to strong global demand for wind energy. We also expect continued pressures in our base epoxy business during the remainder of 2014 and into 2015 as a result of overcapacity in the market and increased competition from Asian imports. Additionally, we expect an unfavorable impact to Segment EBITDA of approximately $13 to $18 in the fourth quarter of 2014 due to force majeure declarations from certain suppliers in our European versatic acid and base epoxy businesses. We expect these events to continue into early 2015; however, the related impact cannot be determined at this time. We expect to file claims with our insurance carriers to recover a portion of the expected losses; however, the timing and amount of any such recoveries is indeterminable at this time.
We anticipate volumes in our North American forest products resins business will continue to grow during the remainder of 2014 and into 2015, reflecting recovering U.S. housing starts; however, we anticipate some volatility in this market, and such growth could be uneven. We also anticipate moderate growth in volumes in our Latin American forest products business due to continued growth in the furniture, housing construction and industrial markets within this region. Due to our past and present cost reduction efforts, we expect this volume growth to have a significant positive impact on our future results.
In response to the uncertain economic outlook, we continue to execute cost reduction programs, with $3 of in-process cost savings. We continue to evaluate additional actions, as well as productivity measures, that could lead to further savings. We are currently finalizing plans for a new $25 to $30 cost reduction program that will be implemented in the fourth quarter of 2014 and into the first half of 2015.
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
We expect long-term raw material cost volatility to continue because of price movements of key feedstocks. To help mitigate raw material volatility, we have purchase and sale contracts and commercial arrangements with many of our vendors and customers that contain periodic price adjustment mechanisms. Due to differences in timing of the pricing trigger points between our sales and purchase contracts, there is often a “lead-lag” impact. In many cases this “lead-lag” impact can negatively impact our margins in the short term in periods of rising raw material prices and positively impact them in the short term in periods of falling raw material prices. We continue to implement pricing actions to compensate for the increase in raw material prices experienced during 2013, and expected to continue into the last quarter of 2014, which should benefit our operating cash flows in 2014.
We remain optimistic about our position in the global markets when they do recover to more stable conditions.
Matters Impacting Comparability of Results
Raw Material Prices
Raw materials comprise approximately 70% of our cost of sales. The three largest raw materials used in our production processes are phenol, methanol and urea. These materials represent about half of our total raw material costs. Fluctuations in energy costs, such as volatility in the price of crude oil and related petrochemical products, as well as the cost of natural gas have historically caused volatility in our raw material and utility costs. The average prices of phenol, methanol and urea increased (decreased) by approximately 9%, (13)% and 13%, respectively, in the first nine months of 2014 compared to the first nine months of 2013. The impact of passing through raw material price changes to customers can result in significant variances in sales comparisons from year to year.
Other Comprehensive Income
Our other comprehensive income is significantly impacted by foreign currency translation and defined benefit pension and postretirement benefit adjustments. The impact of foreign currency translation is driven by the translation of assets and liabilities of our foreign subsidiaries which are denominated in functional currencies other than the U.S. dollar. The primary assets and liabilities driving the adjustments are cash and cash equivalents; accounts receivable; inventory; property, plant and equipment; accounts payable; pension and other postretirement benefit obligations and certain intercompany loans payable and receivable. The primary currencies in which these assets and liabilities are denominated are the euro, Brazilian real, Canadian dollar and Australian dollar. The impact of defined benefit pension and postretirement benefit adjustments is primarily driven by unrecognized actuarial gains and losses related to our defined benefit and other postretirement benefit plans, as well as the subsequent amortization of gains and losses from accumulated other comprehensive income in periods following the initial recording of such items. These actuarial gains and losses are determined using various assumptions, the most significant of which are (i) the weighted average rate used for discounting the liability, (ii) the weighted average expected long-term rate of return on pension plan assets, (iii) the method used to determine market-related value of pension plan assets, (iv) the weighted average rate of future salary increases and (v) the anticipated mortality rate tables.

Results of Operations
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2014		2013
	$	% of Net Sales	$	% of Net Sales
Net sales	$1,347	100%	$1,249	100%
Cost of sales	1,188	88%	1,092	87%
Gross profit	159	12%	157	13%
Selling, general and administrative expense	84	6%	93	7%
Business realignment costs	6	—%	4	—%
Other operating expense, net	4	—%	2	—%
Operating income	65	6%	58	6%
Interest expense, net	77	6%	77	6%
Other non-operating expense (income), net	18	1%	(2)	—%
Total non-operating expense	95	7%	75	6%
Loss before income tax and earnings (losses) from unconsolidated entities	(30)	(1)%	(17)	—%
Income tax expense	2	—%	57	5%
Loss before earnings (losses) from unconsolidated entities	(32)	(1)%	(74)	(5)%
Earnings (losses) from unconsolidated entities, net of taxes	4	—%	(2)	—%
Net loss	$(28)	(1)%	$(76)	(5)%
Other comprehensive (loss) income	$(39)		$28
Three Months Ended September 30, 2014 vs. Three Months Ended September 30, 2013
Net Sales
In the third quarter of 2014, net sales increased by $98, or 8%, compared to the third quarter of 2013. Volume increases positively impacted net sales by $102, and were primarily driven by our oil field, epoxy specialty, North American formaldehyde and Latin American forest products resins businesses. Volume increases in our oil field business were a result of key customer wins and new product development, and volume increases in our epoxy specialty business were driven by improving demand in the Asian wind energy market. Increases in volumes in our North American formaldehyde business were driven by customer wins and market expansion. Volume increases in our Latin American forest products business were driven by increases in the furniture, housing construction and industrial markets in this region. Pricing had a negative impact of $11 primarily due to pricing decreases in our oil field and base epoxy businesses, which were driven by unfavorable product mix and competitive pricing pressures, respectively. In addition, foreign currency translation positively impacted net sales by $7, primarily as a result of the weakening of the U.S. dollar against the Australian dollar, Brazilian real and the euro, partially offset by the strengthening of the U.S. dollar against the Canadian dollar, in the third quarter of 2014 compared to the third quarter of 2013.
Gross Profit
In the third quarter of 2014, gross profit increased by $2 compared to the third quarter of 2013. As a percentage of sales, gross profit decreased by 1%, as raw material productivity initiatives were offset by the impact of the competitive pricing pressures discussed above.
Operating Income
In the third quarter of 2014, operating income increased by $7 compared to the third quarter of 2013. The increase was partially due to the $2 increase in gross profit as discussed above as well as a decrease in selling, general and administrative expense of $9 compared to the third quarter of 2013. The decrease in selling, general and administrative expense was due primarily to decreased incentive compensation expense, as well as a decrease in pension and postretirement benefit expense driven by increases in the discount rates used to calculate our pension liabilities. Other operating expense, net increased by $2 compared to the third quarter of 2013. Business realignment costs increased by $2 due primarily to an increase in costs related to environmental remediation at certain formerly owned locations.
Non-Operating Expense
In the third quarter of 2014, total non-operating expense increased by $20 compared to the third quarter of 2013, primarily due to higher unrealized foreign currency transaction losses. Interest expense in the third quarter of 2014 remained flat compared to the third quarter of 2013.

Income Tax Expense

The effective tax rate was (7)% and (335)% for the third quarter of 2014 and 2013, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and losses among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating losses generated in jurisdictions where no tax benefit was recognized due to the maintenance of a full valuation allowance.

For the third quarter of 2014, income tax expense relates primarily to income from certain foreign operations. Losses in the United States and certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to the maintenance of a full valuation allowance. For the third quarter of 2013, income tax expense relates primarily to income from certain foreign operations.
Other Comprehensive (Loss) Income
For the third quarter of 2014, foreign currency translation negatively impacted other comprehensive income by $40, primarily due to the strengthening of the U.S. dollar against the Australian dollar, Brazilian real, Canadian dollar and the euro. For the third quarter of 2014, pension and postretirement benefit adjustments positively impacted other comprehensive income by $1, primarily due to the amortization of unrecognized actuarial losses recorded in prior periods.
For the third quarter of 2013, foreign currency translation positively impacted other comprehensive income by $24, primarily due to the weakening of the U.S. dollar against the Australian dollar, Canadian dollar and euro, partially offset by the strengthening of the U.S. dollar against the Brazilian real. For the third quarter of 2013, pension and postretirement benefit adjustments positively impacted other comprehensive income by $4, primarily due to the amortization of unrecognized actuarial losses recorded in prior periods.

	Nine Months Ended September 30,
	2014		2013
	$	% of Net Sales	$	% of Net Sales
Net sales	$3,977	100%	$3,691	100%
Cost of sales	3,491	88%	3,239	88%
Gross profit	486	12%	452	12%
Selling, general and administrative expense	275	7%	274	7%
Asset impairments	—	—%	7	—%
Business realignment costs	24	1%	15	—%
Other operating expense, net	7	—%	4	—%
Operating income	180	4%	152	5%
Interest expense, net	230	6%	227	6%
Loss on extinguishment of debt	—	—%	6	—%
Other non-operating expense, net	23	1%	1	—%
Total non-operating expense	253	7%	234	6%
Loss before income tax and earnings from unconsolidated entities	(73)	(3)%	(82)	(1)%
Income tax expense	23	1%	31	1%
Loss before earnings from unconsolidated entities	(96)	(4)%	(113)	(2)%
Earnings from unconsolidated entities, net of taxes	14	—%	5	—%
Net loss	$(82)	(4)%	$(108)	(2)%
Other comprehensive loss	$(35)		$—
Nine Months Ended September 30, 2014 vs Nine Months Ended September 30, 2013
Net Sales
In the first nine months of 2014, net sales increased by $286, or 8%, compared to the first nine months of 2013. Volume increases positively impacted net sales by $266, and were primarily driven by our oil field, epoxy specialty, North American formaldehyde and Latin American forest products resins businesses. Volume increases in our oil field business were a result of key customer wins and new product development, and volume increases in our epoxy specialty business were driven by improving demand in the Asian wind energy market. Increases in volumes in our North American formaldehyde business were driven by customer wins and major customer outages in the first nine months of 2013 which did not recur in the first nine months of 2014, and increases in our Latin American forest products resins business were driven by increases in the furniture, housing construction and industrial markets in this region. Pricing had a positive impact of $14 due to raw material price increases passed through to customers in our North American formaldehyde and Latin American forest products resins businesses, which were partially offset by pricing decreases in our oil field and base epoxy businesses driven by unfavorable product mix and competitive pricing pressures, respectively. In addition, foreign currency translation positively impacted net sales by $6, primarily as a result of the weakening U.S. dollar against the euro, partially offset by the strengthening of the U.S. dollar against the Australian dollar, Brazilian real and Canadian dollar, in the first nine months of 2014 compared to the first nine months of 2013.

Gross Profit
In the first nine months of 2014, gross profit increased by $34 compared to the first nine months of 2013. As a percentage of sales, gross profit remained flat, as raw material productivity initiatives were offset by the impact of the competitive pricing pressures discussed above.
Operating Income
In the first nine months of 2014, operating income increased by $28 compared to the first nine months of 2013. The increase was partially due to the $34 increase in gross profit as discussed above, and was slightly offset by an increase in selling, general and administrative expense of $1 compared to the first nine months of 2013. The increase in selling, general and administrative expense was due primarily to increased compensation and project costs, which was partially offset by a decrease in pension and postretirement benefit expense driven by increases in the discount rates used to calculate our pension liabilities. In the first nine months of 2013, we recorded asset impairments of $7 as a result of the likelihood that certain assets would be disposed of before the end of their estimated useful lives, which did not recur in the first nine months of 2014. Other operating expense, net increased by $3 compared to the first nine months of 2013 due to increased foreign currency losses, which were partially offset by a decrease in losses recognized on the disposal of certain assets. Business realignment costs increased by $9 compared to the first nine months of 2013 due primarily to an increase in costs related to environmental remediation at certain formerly owned locations.
Non-Operating Expense
In the first nine months of 2014, total non-operating expense increased by $19 compared to the first nine months of 2013, primarily due to higher realized and unrealized foreign currency transaction losses, partially offset by the loss on extinguishment of debt recognized in the first nine months of 2013 as a result of the refinancing transactions in early 2013, which did not recur in the first nine months of 2014. Interest expense increased slightly in the first nine months of 2014 compared to the first nine months of 2013 due primarily to higher average outstanding debt balances.
Income Tax Expense

The effective tax rate was (32)% and (38)% for the first nine months of 2014 and 2013, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and losses among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating losses generated in jurisdictions where no tax benefit was recognized due to the maintenance of a full valuation allowance.

For the first nine months of 2014, income tax expense relates primarily to income from certain foreign operations. Losses in the United States and certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to the maintenance of a full valuation allowance. For the first nine months of 2013, income tax benefit relates primarily to a discrete tax benefit of $29 related to the signing of the American Taxpayer Relief Act of 2012 during the first quarter of 2013, which provided for the exclusion of certain foreign earnings from U.S. federal taxation from January 1, 2012 through December 31, 2013.
Other Comprehensive Loss
For the first nine months of 2014, foreign currency translation negatively impacted other comprehensive income by $41, primarily due to the strengthening of the U.S. dollar against the Australian dollar, Brazilian real, Canadian dollar and the euro. For the first nine months of 2014, pension and postretirement benefit adjustments positively impacted other comprehensive income by $6, primarily due to the amortization of unrecognized actuarial losses recorded in prior periods.
For the first nine months of 2013, foreign currency translation negatively impacted other comprehensive income by $8, primarily due to the strengthening of the U.S. dollar against the Australian dollar, Canadian dollar and Brazilian real, partially offset by the weakening of the U.S. dollar against the euro. For the first nine months of 2013, pension and postretirement benefit adjustments positively impacted other comprehensive income by $7, primarily due to the amortization of unrecognized actuarial losses recorded in prior periods, partially offset by a loss recognized related to certain postretirement benefit obligations. Additionally, for the first nine months of 2013, the reclassification of net losses on cash flow hedges positively impacted other comprehensive income by $1.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Sales (1):
Epoxy, Phenolic and Coating Resins	$878	$806	$2,557	$2,370
Forest Products Resins	469	443	1,420	1,321
Total	$1,347	$1,249	$3,977	$3,691

Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$79	$77	$227	$218
Forest Products Resins	63	58	188	172
Corporate and Other	(17)	(15)	(53)	(47)

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.
Three Months Ended September 30, 2014 vs. Three Months Ended September 30, 2013 Segment Results
Following is an analysis of the percentage change in sales by segment from the three months ended September 30, 2013 to the three months ended September 30, 2014:

	Volume	Price/Mix	Currency Translation	Total
Epoxy, Phenolic and Coating Resins	10%	(1)%	—%	9%
Forest Products Resins	6%	(1)%	1%	6%
Epoxy, Phenolic and Coating Resins
Net sales in the third quarter of 2014 increased by $72, or 9%, when compared to the third quarter of 2013. Higher volumes positively impacted net sales by $77, which were primarily driven by increased demand within our oil field and epoxy specialty businesses. Volume increases in our oil field business were a result of key customer wins and new product development, and increases in volumes in our epoxy specialty business were driven by improving demand in the Asian wind energy market. Pricing had a negative impact of $9, which was primarily due to pricing decreases in our oil field and base epoxy businesses, which were driven by unfavorable product mix and competitive pricing pressures, respectively. Foreign exchange translation positively impacted net sales by $4, primarily due to the weakening of the U.S. dollar against the euro in the third quarter of 2014 compared to the third quarter of 2013.
Segment EBITDA in the third quarter of 2014 increased by $2 to $79 compared to the third quarter of 2013. The positive impact of the volume increases discussed above was partially offset by margin compression in certain businesses due to competitive pricing pressures.
Forest Products Resins
Net sales in the third quarter of 2014 increased by $26, or 6%, when compared to the third quarter of 2013. Higher volumes positively impacted sales by $25, and were primarily driven by increases in our North American formaldehyde and Latin American forest products resins businesses. Volume increases in our North American formaldehyde business were due to customer wins and market expansion, and increases in our Latin American forest products business were driven by increases in the furniture, housing construction and industrial markets in this region. Raw material price increases which outpaced our ability to increase pricing to customers led to pricing decreases of $2. Foreign exchange translation positively impacted net sales by $3, primarily due to the weakening of the U.S. dollar against the Australian dollar, Brazilian real and the euro, partially offset by the strengthening of the U.S. dollar against the Canadian dollar, in the third quarter of 2014 compared to the third quarter of 2013.
Segment EBITDA in the third quarter of 2014 increased by $5 to $63 compared to the third quarter of 2013. Segment EBITDA increases were primarily driven by the increase in net sales discussed above, which were partially offset by unfavorable product mix.
Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions, unallocated foreign exchange gains and losses and legacy company costs not allocated to continuing segments. Corporate and Other charges increased by $2 to $17 compared to the third quarter of 2013 primarily due to higher costs to support initiatives in our information technology, human resources and environmental, health and safety functions.

Nine Months Ended September 30, 2014 vs Nine Months Ended September 30, 2013 Segment Results
Following is an analysis of the percentage change in sales by segment from the nine months ended September 30, 2013 to the nine months ended September 30, 2014:

	Volume	Price/Mix	Currency Translation	Total
Epoxy, Phenolic and Coating Resins	9%	(2)%	1%	8%
Forest Products Resins	4%	5%	(2)%	7%
Epoxy, Phenolic and Coating Resins
Net sales in the first nine months of 2014 increased by $187, or 8%, when compared to the first nine months of 2013. Higher volumes positively impacted net sales by $208, which were primarily driven by increased demand within our oil field and epoxy specialty businesses. Volume increases in our oil field business were a result of key customer wins and new product development, and increases in volumes in our epoxy specialty business were driven by improving demand in the Asian wind energy market. Pricing had a negative impact of $51, which was primarily due to pricing decreases in our oil field and base epoxy businesses, which were driven by unfavorable product mix and competitive pricing pressures, respectively. Foreign exchange translation positively impacted net sales by $30, primarily due to the weakening of the U.S. dollar against the euro, partially offset by the strengthening of the U.S. dollar against the Australian dollar, Brazilian real and Canadian dollar, in the first nine months of 2014 compared to the first nine months of 2013.
Segment EBITDA in the first nine months of 2014 increased by $9 to $227 compared to the first nine months of 2013. The positive impact of the volume increases discussed above was partially offset by margin compression in certain businesses due to competitive pricing pressures.
Forest Products Resins
Net sales in the first nine months of 2014 increased by $99, or 7%, when compared to the first nine months of 2013. Higher volumes positively impacted sales by $58, and were primarily driven by increases in our North American formaldehyde and Latin American forest products businesses. Volume increases in our North American formaldehyde business were primarily due to customer wins and major customer outages in the first nine months of 2013 that did not recur in the first nine months of 2014, and increases in our Latin American forest products resins business were driven by increases in the furniture, housing construction and industrial markets in this region. Raw material price increases passed through to customers led to pricing increases of $65. Foreign exchange translation negatively impacted net sales by $24, primarily due to the strengthening of the U.S. dollar against the Australian dollar, Brazilian real and Canadian dollar in the first nine months of 2014 compared to the first nine months of 2013.
Segment EBITDA in the first nine months of 2014 increased by $16 to $188 compared to the first nine months of 2013. Segment EBITDA increases were primarily driven by the increase in net sales discussed above, cost control and productivity initiatives, as well as favorable product mix.
Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions, unallocated foreign exchange gains and losses and legacy company costs not allocated to continuing segments. Corporate and Other charges increased by $6 to $53 compared to the first nine months of 2013 primarily due to higher costs to support initiatives in our information technology, human resources and environmental, health and safety functions.

Reconciliation of Segment EBITDA to Net Loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$79	$77	$227	$218
Forest Products Resins	63	58	188	172
Corporate and Other	(17)	(15)	(53)	(47)

Reconciliation:
Items not included in Segment EBITDA
Asset Impairments	—	—	—	(7)
Business realignment costs	(6)	(4)	(24)	(15)
Integration costs	(1)	(4)	(6)	(9)
Other	(29)	(17)	(52)	(43)
Total adjustments	(36)	(25)	(82)	(74)
Interest expense, net	(77)	(77)	(230)	(227)
Loss on extinguishment of debt	—	—	—	(6)
Income tax expense	(2)	(57)	(23)	(31)
Depreciation and amortization	(38)	(37)	(109)	(113)
Net loss	$(28)	$(76)	$(82)	$(108)
 Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses. For the three and nine months ended September 30, 2014, these items primarily include expenses from retention programs, losses on the disposal of assets and unrealized foreign exchange transaction gains and losses. For the three and nine months ended September 30, 2013, these items primarily include expenses from retention programs and unrealized foreign exchange losses. Business realignment costs for the three and nine months ended September 30, 2014 and September 30, 2013 primarily relate to costs for environmental remediation at certain formerly owned locations and expenses from minor restructuring programs. Integration costs for the three and nine months ended September 30, 2014 and 2013 primarily represent integration costs associated with the previous integration of MSC and MPM.

Liquidity and Capital Resources
We are a highly leveraged company. Our primary sources of liquidity are cash flows generated from operations and availability under our asset-based revolving loan facility (the “ABL Facility”). Our primary liquidity requirements are interest, working capital and capital expenditures.

At September 30, 2014, we had $3,834 of outstanding debt, including $128 of short-term debt and capital lease maturities. In addition, at September 30, 2014, we had $456 in liquidity consisting of the following:
•$101 of unrestricted cash and cash equivalents (of which $90 is maintained in foreign jurisdictions);

•	$10 of short-term investments;

•	$300 of borrowings available under our ABL Facility ($400 borrowing base, less $65 of outstanding borrowings and $35 of outstanding letters of credit); and

•	$45 of borrowings available under credit facilities at certain international subsidiaries
We do not believe there is any risk to funding our liquidity requirements in any particular jurisdiction for the next twelve months.
Our net working capital (defined as accounts receivable and inventories less accounts payable) at September 30, 2014 and December 31, 2013 was $657 and $478, respectively. A summary of the components of our net working capital as of September 30, 2014 and December 31, 2013 is as follows:

	September 30, 2014	% of LTM Net Sales	December 31, 2013	% of LTM Net Sales
Accounts receivable	$725	14%	$601	12%
Inventories	436	9%	360	8%
Accounts payable	(504)	(10)%	(483)	(10)%
Net working capital	$657	13%	$478	10%
The increase in net working capital of $179 from December 31, 2013 was a result of the increase in sequential quarter volumes due primarily to the impacts of seasonality, which drove increases in accounts receivable and inventory, and was partially offset by increases in accounts payable, driven by the same factors. To minimize the impact of net working capital on cash flows, we continue to review inventory safety stock levels, focus on receivable collections by offering incentives to customers to encourage early payment or accelerating receipts through the sale of receivables and negotiate with vendors to contractually extend payment terms whenever possible. We expect net working capital to decrease in the fourth quarter of 2014, primarily due to seasonality-driven sales volume decreases.
During the first nine months of 2014, gross borrowings under the ABL Facility were $210, and as of September 30, 2014, there was $65 outstanding under the ABL Facility.
Short-term Outlook
Capital spending in 2014 is expected to be approximately $200. The increase in capital spending over 2013 will be primarily driven by investment in our growth and specialty businesses by increasing capacity to meet customer demand. We anticipate a slight increase in working capital in 2014, reflecting moderate expected volume increases. Working capital trends are expected to be consistent with 2013, with increases in the first half of the year and decreases in the second half. Additionally, we expect the following significant cash outflows in 2014: interest payments on our fixed rate First-Priority Senior Secured Notes, Senior Secured Notes, Second-Priority Senior Secured Notes and Debentures (due semi-annually) of approximately $286 in total (with first quarter and third quarter payments of approximately $128, and second and fourth quarter payments of approximately $158); and income tax payments estimated at $29. We plan to fund these significant outflows with available cash and cash equivalents, cash from operations and, if necessary, through available borrowings under our ABL Facility. Based on our liquidity position as of September 30, 2014, and projections of operating cash flows in 2014, we feel that we are favorably positioned to maintain adequate liquidity throughout the remainder of 2014 and the foreseeable future to fund our ongoing operations, cash debt service obligations and any additional investment in net working capital.
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

Sources and Uses of Cash
Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
	2014	2013
Sources (uses) of cash:
Operating activities	$(132)	$(23)
Investing activities	(205)	(106)
Financing activities	64	62
Effect of exchange rates on cash flow	(5)	(2)
Net decrease in cash and cash equivalents	$(278)	$(69)
Operating Activities
In the first nine months of 2014, operations used $132 of cash. Net loss of $82 included $136 of net non-cash expense items, of which $109 was for depreciation and amortization and $32 was for unrealized foreign currency losses. Working capital used $192, which was driven by increases in accounts receivable of $142 and inventory of $90 due to seasonality-driven sequential sales volume increases, which were partially offset by an increase in accounts payable of $40, driven by the same factors. Changes in other assets and liabilities and income taxes payable provided $6 due to the timing of when items were expensed versus paid, which primarily included interest expense, employee retention programs, pension plan contributions and taxes.
In the first nine months of 2013, operations used $23 of cash. Net loss of $108 included $128 of net non-cash expense items, of which $113 was for depreciation and amortization, $30 was for deferred tax expense, $6 was for loss on extinguishment of debt and $7 was for non-cash asset impairments. These items were partially offset by $28 of unrealized foreign currency gains and other non-cash adjustments. Working capital used $114 which was driven by increases in accounts receivable and inventory due to sequential sales volume increases, which were partially offset by increases in accounts payable, driven by the same factors. Changes in other assets and liabilities and income taxes payable provided $71 due to the timing of when items were expensed versus paid, which primarily included interest expense, employee retention programs, pension plan contributions and taxes.
Investing Activities
In the first nine months of 2014, investing activities used $205 of cash. We spent $133 for capital expenditures, which primarily related to plant expansions, improvements and maintenance related capital expenditures. We also used cash of $52 for the acquisition of a manufacturing facility in Shreveport, Louisiana and $12 of cash to purchase a subsidiary of MPM. The loan extended to Finco resulted in a $50 decrease in cash, which was offset by the subsequent $50 repayment of the loan by Finco. Additionally, we used net cash of $4 to purchase debt securities, and the change in restricted cash used $2.
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
Financing Activities
In the first nine months of 2014, financing activities provided $64 of cash. Net short-term debt borrowings were $25, and net long-term debt borrowings were $39, which primarily consisted of net borrowings under the ABL Facility.
In the first nine months of 2013, financing activities provided $62. Net short-term debt borrowings were $16. Net long-term debt borrowings of $83 primarily consisted of proceeds of $1,108 ($1,100 plus a premium of $8) from the issuance of 6.625% First-Priority Senior Secured Notes due 2020, which was partially offset by the paydown of approximately $910 of term loans under our senior secured credit facilities and the purchase and discharge of $120 of our Floating Rate Second-Priority Senior Secured Notes due 2014, all as a result of the refinancing transactions in early 2013. We also paid $37 of financing fees related to these transactions.

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
Our ABL Facility, which is subject to a borrowing base, replaced our senior secured credit facilities in March 2013. The ABL Facility does not have any financial maintenance covenant other than a minimum fixed charge coverage ratio of 1.0 to 1.0 that would only apply if our availability under the ABL Facility at any time is less than the greater of (a) $40 and (b) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time. The fixed charge coverage ratio under the credit agreement governing the ABL Facility is generally defined as the ratio of (a) Adjusted EBITDA minus non-financed capital expenditures and cash taxes to (b) debt service plus cash interest expense plus certain restricted payments, each measured on an LTM basis. At September 30, 2014, our availability under the ABL Facility exceeded such levels; therefore, the minimum fixed charge covenant ratio did not apply. As of September 30, 2014, we were in compliance with all covenants that govern the ABL Facility. We do not believe that a covenant default under the ABL Facility is reasonably likely to occur in the foreseeable future.
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

September 30, 2014
LTM Period
Net loss	$(608)
Income tax expense	341
Interest expense, net	306
Depreciation and amortization	143
EBITDA	182
Adjustments to EBITDA:
Asset impairments	174
Business realignments (1)	30
Integration costs (2)	7
Other (3)	63
Savings from Shared Services Agreement (4)	1
Cost reduction programs savings (5)	3
Pro forma EBITDA adjustment for acquisition and new plant expansions (6)	45
Adjusted EBITDA	$505
Pro forma fixed charges (7)	$295
Ratio of Adjusted EBITDA to Fixed Charges (8)	1.71

(1)	Represents headcount reduction expenses and plant rationalization costs related to cost reduction programs and other costs associated with business realignments.

(2)	Primarily represents integration costs associated with the previous integration of MSC and MPM.

(3)
Primarily includes pension expense related to formerly owned businesses, business optimization expenses, management fees, retention program costs, stock-based compensation and realized and unrealized foreign exchange and derivative activity.

(4)
Primarily represents pro forma impact of expected savings from the Shared Services Agreement with MPM. Savings from the Shared Services Agreement represent the unrealized savings from shared services and logistics optimization, best-of-source contractual terms, procurement savings, and regional site rationalization as a result of the previous integration of MSC and MPM, and represent our estimate of the unrealized savings from such initiatives that would have been realized had the related actions been completed at the beginning of the LTM period. Best of source contractual terms, procurement and logistics savings relate to cost savings as a result of lower cost contracts for raw materials and logistics as a result of better leverage with vendors.

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

(6)
Reflects pro forma impact of the acquisition of a manufacturing facility in Shreveport, Louisiana in early 2014, and represents our estimate of incremental annualized EBITDA when the facility is operating at full capacity, as well as related synergies. Also reflects the pro forma impact of new plant expansion, and represents our estimate of incremental annualized EBITDA when the facilities are fully constructed and operating at capacity.

(7)	Reflects pro forma interest expense based on interest rates at September 30, 2014.

(8)
The Company’s ability to incur additional indebtedness, among other actions, is restricted under the indentures governing certain notes, unless the Company has an Adjusted EBITDA to Fixed Charges ratio of 2.0 to 1.0. As of September 30, 2014, we did not satisfy this test. As a result, we are subject to restrictions on our ability to incur additional indebtedness and to make investments; however, there are exceptions to these restrictions, including exceptions that permit indebtedness under our ABL Facility (available borrowings of which were $300 at September 30, 2014).

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

In August 2014, the FASB issued Accounting Standards Board Update No. 2014-15: Presentation of Financial Statements - Going Concern - Disclosures of Uncertainties about an entity's Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides new guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards and to provide related footnote disclosures. This new guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The requirements of ASU 2014-15 are not expected to have a significant impact on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no material developments during the first nine months of 2014 on the matters we have previously disclosed about quantitative and qualitative market risk in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2014. Based upon that evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2014.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II

Item 1.	Legal Proceedings
There have been no other material developments during the third quarter of 2014 in any of the ongoing legal proceedings that are included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 1A.	Risk Factors
Except as noted below, the risk factors that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “10-K”) and in the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2014 and June 30, 2014 (the “10-Qs”) have not materially changed since we filed the 10-K and the 10-Qs. See Item 1A to Part I of the 10-K and Item 1A to Part II of the 10-Qs for a complete discussion of these risk factors.
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
In October 2010, we entered into the Shared Services Agreement with MPM (which, from October 1, 2010 through October 24, 2014, was a subsidiary of Momentive Holdings) (the “Shared Services Agreement”). Under this agreement, we provide to MPM, and MPM provides to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. We have realized significant cost savings under the Shared Service Agreement, including savings related to shared services and logistics optimization, best-of-source contractual terms, procurement savings, regional site rationalization, administrative and overhead savings. The Shared Services Agreement is subject to termination by MPM (or us), without cause, on not less than thirty days prior written notice, and expires in October 2015 (subject to one-year renewals every year thereafter, absent contrary notice from either party). On April 13, 2014, Momentive Performance Materials Holdings Inc., MPM and certain of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11. Subsequently, in conjunction with the consummation of MPM’s plan of reorganization and emergence from Chapter 11, on October 24, 2014, the Shared Services Agreement was amended to, among other things, (i) exclude the services of certain executive officers, (ii) provide for a transition assistance period at the election of the recipient following termination of the Shared Services Agreement of up to 12 months, subject to one successive renewal period of an additional 60 days and (iii) provide for the use of an independent third-party audit firm to assist the Steering Committee with its annual review of billings and allocations. If the Shared Services Agreement is terminated, it could have a material adverse effect on our business operations, results of operations and financial condition, as we would need to replace the services no longer being provided by MPM, and would lose a portion of the benefits being generated under the agreement at the time.
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
On November 6, 2014, the Compensation Committees of the Board of Directors of the Company and of the Board of Managers of Momentive Holdings, our indirect parent company, each approved the form of a 2014 Cash-Based Long-Term Incentive Award Agreement (the “Award Agreement”) for awards to be made to employees of the Company, including our named executive officers, pursuant to the Momentive Performance Materials Holdings LLC Long-Term Cash Incentive Plan, as amended November 6, 2014 (the “Plan”) for the benefit of the Company’s employees. The Plan is a long-term cash incentive plan that rewards employees with additional cash compensation for the achievement of performance-based targets or for continued employment with the Company or one of the Company’s subsidiaries.
Item 6.    Exhibits

10.1†	Momentive Performance Materials Holdings LLC Long-Term Cash Incentive Plan

10.2†	Form of 2014 Cash-Based Long-Term Incentive Award Agreement

31.1	Rule 13a-14 Certifications:

(a) Certificate of the Chief Executive Officer

(b) Certificate of the Chief Financial Officer

32.1	Section 1350 Certifications

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

† Represents a management contract or compensatory plan or arrangement.
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

MOMENTIVE SPECIALTY CHEMICALS INC.

Date:	November 10, 2014	/s/ William H. Carter
William H. Carter
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)