Form 10-K
period 2014-12-31
HEXION INC.
filed 2015-03-10
CIK 13239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
FORM 10-K
 _____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission File Number 1-71
 _____________________________________________
HEXION INC.
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

MOMENTIVE SPECIALTY CHEMICALS INC.
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
At December 31, 2014, the aggregate market value of voting and non-voting common equity of the Registrant held by non-affiliates was zero.
Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on March 1, 2015: 82,556,847
Documents incorporated by reference. None

HEXION INC.

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
ITEM 1 - BUSINESS
Overview
Hexion Inc. (formerly known as Momentive Specialty Chemicals Inc., “Hexion”), a New Jersey corporation with predecessors dating from 1899, is the world’s largest producer of thermosetting resins, or thermosets, and a leading producer of adhesive and structural resins and coatings. Thermosets are a critical ingredient in virtually all paints, coatings, glues and other adhesives produced for consumer or industrial uses. The type of thermoset used, and how it is formulated, applied and cured, determines its key attributes, such as durability, gloss, heat resistance, adhesion or strength of the final product. Thermosetting resins include materials such as phenolic resins, epoxy resins, polyester resins, acrylic resins and urethane resins.
Our direct parent is Hexion LLC (formerly known as Momentive Specialty Chemicals Holdings LLC), a holding company and wholly owned subsidiary of Hexion Holdings LLC (formerly known as Momentive Performance Materials Holdings LLC, “Hexion Holdings”), the ultimate parent entity of Hexion. Hexion Holdings is controlled by investment funds managed by affiliates of Apollo Management Holdings, L.P. (together with Apollo Global Management, LLC and its subsidiaries, “Apollo”). Apollo may also be referred to as the Company’s owner.
Our business is organized based on the products we offer and the markets we serve. At December 31, 2014, we had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins.
Products and Markets
We have a broad range of thermoset resin technologies, with high quality research, applications development and technical service capabilities. We provide a broad array of thermosets and associated technologies, and have significant market positions in each of the key markets that we serve.
Our products are used in thousands of applications and are sold into diverse markets, such as forest products, architectural and industrial paints, packaging, consumer products, composites and automotive coatings. Major industry sectors that we serve include industrial/marine, construction, consumer/durable goods, automotive, wind energy, aviation, electronics, architectural, civil engineering, repair/remodeling and oil and gas field support. The diversity of our products limits our dependence on any one market or end-use. We have a history of product innovation and success in introducing new products to new markets, as evidenced by more than 1,500 patents, the majority of which relate to the development of new products and manufacturing processes.
As of December 31, 2014, we had 63 active production sites around the world. Through our worldwide network of strategically located production facilities, we serve more than 5,200 customers in approximately 100 countries. Our position in certain additives, complementary materials and services further enables us to leverage our core thermoset technologies and provide our customers with a broad range of product solutions. As a result of our focus on innovation and a high level of technical service, we have cultivated long-standing customer relationships. Our global customers include leading companies in their respective industries, such as 3M, Akzo Nobel, BASF, Bayer, Dow, EP Energy, GE, Louisiana Pacific, Monsanto, Owens Corning, PPG Industries, Valspar and Weyerhaeuser.

Growth and Strategy
We believe that we have opportunities for growth through the following strategies:
Expand Our Global Reach in Faster Growing Regions—We intend to continue to grow internationally by expanding our product sales to our customers around the world. Specifically, we are focused on growing our business in markets in the high growth regions of Asia-Pacific, Latin America, India, Eastern Europe and the Middle East, where the usage of our products is increasing. For example, we are currently expanding our forest products resins manufacturing capacity in Brazil and are constructing two new formaldehyde plants in North America.
 Develop and Market New Products—We will continue to expand our product offerings through research and development initiatives and research partnership formations with third parties. Through these innovation initiatives we will continue to create new generations of products and services which will drive revenue and earnings growth. Approximately 21%, 23% and 19% of our 2014, 2013 and 2012 net sales, respectively, were from products developed within the last five years. In 2014, 2013 and 2012 we invested $72, $73 and $69, respectively, in research and development.
Increase Shift to High-Margin Specialty Products—We continue to proactively manage our product portfolio with a focus on specialty, high-margin applications and the reduction of our exposure to lower-margin products. As a result of this capital allocation strategy and strong end market growth underlying these specialty segments, including wind energy and oil field applications, we believe this will become a larger part of our broader portfolio.
Continue Portfolio Optimization and Pursue Targeted Add-On Acquisitions and Joint Ventures—The specialty chemicals and materials market is comprised of numerous small and mid-sized specialty companies focused on niche markets, as well as smaller divisions of large chemical conglomerates. As a large manufacturer of specialty chemicals and materials with leadership in the production of thermosets, we have a significant advantage in pursuing add-on acquisitions and joint ventures in areas that allow us to build upon our core strengths, expand our product, technology and geographic portfolio and better serve our customers. We believe we may have the opportunity to consummate acquisitions at relatively attractive valuations due to the scalability of our existing global operations and deal-related synergies. For example, in early 2014, we acquired a manufacturing facility in Shreveport, Louisiana, which increased our capacity to provide resin coated proppants to our customers in this region, which has a high concentration of shale and natural gas wells. Additionally, we are party to a joint venture that manufactures phenolic specialty resins in China, which became operational in late 2014, giving us phenolic specialty resin manufacturing capacity to serve the automotive, industrial and construction markets in this high-growth region.
Leverage Cost Savings from Sharing Functional Resources and Capabilities—The Shared Services Agreement with Momentive Performance Materials Inc. (“MPM”) (which, from October 1, 2010 through October 24, 2014, was a subsidiary of Hexion Holdings) has resulted in significant synergies for us, including logistics optimization, best-of-source contractual terms, procurement savings, regional site rationalization and administrative and overhead savings. As of December 31, 2014, we have realized cumulative cost savings of $64 as a result of the Shared Services Agreement. The Shared Services Agreement remains in place between us and MPM following completion of MPM’s balance sheet restructuring, and both companies will benefit from the optimized cost structure and services that it provides.
Generate Free Cash Flow and Deleverage—We expect to generate strong free cash flow over the long-term due to our size, cost structure and reasonable ongoing capital expenditure requirements. In addition, due to our net operating loss carryforwards in certain jurisdictions, our cash tax requirements are minimal. Our strategy of generating significant free cash flow and deleveraging is also complimented by our long-dated capital structure, with no significant short-term maturities and our strong liquidity position. Additionally, we have demonstrated expertise in efficiently managing our working capital, and will also opportunistically pursue sales of miscellaneous and idle assets. This financial flexibility allows us to prudently balance deleveraging with our focus on growth and innovation.
Industry & Competitors
We are a large participant in the specialty chemicals industry. Thermosetting resins are generally considered specialty chemical products because they are sold primarily on the basis of performance, technical support, product innovation and customer service. However, as a result of the impact of the ongoing global economic volatility and overcapacity in certain markets, certain of our competitors have focused more on price to retain business and market share, which we have followed in certain markets to maintain market share and remain a market leader.
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

Our Businesses
The following is a discussion of our reportable segments, their corresponding major product lines and the primary end-use applications of our key products as of December 31, 2014.
Epoxy, Phenolic and Coating Resins Segment
2014 Net Sales: $3,277

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
We are currently expanding our phenolic specialty resins business in select regions where we believe there are prospects for strong long-term growth. We are partner to a joint venture that constructed a phenolic specialty resins manufacturing facility in China, which became operational in late 2014. The new facility produces a full range of specialty novolac and resole phenolic resins used in a diverse range of applications, including refractories, friction and abrasives to support the growing auto and consumer markets in China.

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
In early 2014, we acquired a manufacturing facility in Shreveport, Louisiana, which increased our capacity to provide resin coated proppants to our customers in this region, which has a high concentration of shale and natural gas wells.

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
2014 Net Sales: $1,860
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
In addition, we are a significant producer of formaldehyde, a key raw material used to manufacture thousands of other chemicals and products, including the manufacture of methylene diphenyl diisocyanate (“MDI”) and butanediol (“BDO”). The majority of our formaldehyde requirements for the production of forest products resins are provided by internal production, giving us a competitive advantage versus our non-integrated competitors.
We have recently undertaken efforts to expand our forest products resins manufacturing facility in Brazil and to construct two new formaldehyde plants in North America.

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

Formaldehyde Applications:
Formaldehyde
Herbicides and fungicides, scavengers for oil and gas production, fabric softeners, urea formaldehyde resins, phenol formaldehyde resins, melamine formaldehyde resins, MDI, BDO, hexamine and other catalysts

Principal Competitors: Arclin, Georgia-Pacific and Dynea International
For additional information about our segments, see Note 16 to our Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.
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
In 2014, our largest customer accounted for less than 3% of our net sales, and our top ten customers accounted for approximately 16% of our net sales. Neither our overall business nor any of our reporting segments depends on any single customer or a particular group of customers; therefore, the loss of any single customer would not have a material adverse effect on either of our two reporting segments or the Company as a whole. Our primary customers are manufacturers, and the demand for our products is seasonal in certain of our businesses, with the highest demand in the summer months and lowest in the winter months. Therefore, the dollar amount of our backlog orders as of December 31, 2014 is not a significant indicator. Demand for our products can also be cyclical, as general economic health and industrial and commercial production levels are key drivers for our business.
International Operations
Our non-U.S. operations accounted for 57%, 57% and 58% of our sales in 2014, 2013 and 2012, respectively. While our international operations may be subject to a number of additional risks, such as exposure to foreign currency exchange risk, we do not believe that our foreign operations, on the whole, carry significantly greater risk than our operations in the United States. We plan to grow our business in the Asia-Pacific, Eastern Europe and Latin American markets, where the use of our products is increasing. For example, we are partner to a joint venture that constructed a phenolic specialty resins manufacturing facility in China, which became operational in late 2014. Information about sales by geographic region for the past three years and long-lived assets by geographic region for the past two years can be found in Note 16 in Item 8 of Part II of this Annual Report on Form 10-K. More information about our methods and actions to manage exchange risk and interest rate risk can be found in Item 7A of Part II of this Annual Report on Form 10-K.

Raw Materials
Raw material costs accounted for approximately 70% of our cost of sales in 2014. In 2014, we purchased approximately $3.4 billion of raw materials. The three largest raw materials that we use are phenol, methanol and urea, which collectively represented approximately 43% of our total raw material expenditures in 2014. The majority of raw materials that we use to manufacture our products are available from more than one source, and are readily available in the open market. We have long-term purchase agreements for certain raw materials that ensure the availability of adequate supply. These agreements generally have periodic price adjustment mechanisms and do not have minimum annual purchase requirements. Smaller quantity materials that are single sourced generally have long-term supply contracts to maximize supply reliability. Prices for our main feedstocks are generally driven by underlying petrochemical benchmark prices and energy costs, which are subject to price fluctuations. Although we seek to offset increases in raw material prices with increases in our product prices, we may not always be able to do so, and there are periods when price increases lag behind raw material price increases.
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
More recently, we have focused research and development resources on the incorporation of green chemistry principles into technology innovations to remain competitive and to address our customers’ demands for more environmentally preferred solutions. Our efforts have focused on developing resin technologies that reduce emissions, maximize efficiency and increase the use of bio-based raw materials. Some examples of meaningful results of our investment in the development of green products include:

•	EcoBind™ Resin Technology, an ultra low-emitting binder resin used to produce engineered wood products;

•	Albecor-Bio™ Powder Coating Resins, which use a bio-based material for low-heat cure resulting in less energy and CO2 emissions;

•	Hexitherm™, which enables small lengths of lumber to be assembled into finger-jointed studs with the same durability and strength as dimensional lumber, with resistance to heat; and

•	Epi-Rez™ Epoxy Waterborne Resins, which provide for lower volatile organic compounds, reducing air emissions;
 In 2014, 2013 and 2012, our research and development and technical services expense was $72, $73 and $69, respectively. We take a customer-driven approach to discover new applications and processes and provide customer service through our technical staff. Through regular direct contact with our key customers, our research and development associates can become aware of evolving customer needs in advance, and can anticipate their requirements to more effectively plan customer programs. We also focus on continuous improvement of plant yields and production capacity and reduction of fixed costs.
Intellectual Property
We own, license or have rights to over 1,500 patents and over 1,500 trademarks, as well as various patent and trademark applications and technology licenses around the world, which we currently use or hold for use in our operations. A majority of our patents relate to developing new products and processes for manufacturing and will expire between 2015 and 2033. We renew our trademarks on a regular basis. While we view our patents and trademarks to be valuable, because of the broad scope of our products and services, we do not believe that the loss or expiration of any single patent or trademark would have a material adverse effect on our results of operations, financial position or the continuation of our business.
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
Environmental Regulations
Our policy is to strive to operate our plants in a manner that protects the environment and health and safety of our employees, customers and communities. We have implemented company-wide environmental, health and safety policies managed by our Environmental, Health and Safety (“EH&S”) department and overseen by the EH&S Committee of Hexion Holdings’ Board of Managers. Our EH&S department provides support and oversight to our operations worldwide to ensure compliance with environmental, health and safety laws and regulations. This responsibility is executed via training, communication of EH&S policies, formulation of relevant policies and standards, EH&S audits and incidence response planning and implementation. Our EH&S policies include systems and procedures that govern environmental emissions, waste generation, process safety management, handling, storage and disposal of hazardous substances, worker health and safety requirements, emergency planning and response and product stewardship.
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

We expect to incur future costs for capital improvements and general compliance under environmental laws, including costs to acquire, maintain and repair pollution control equipment. In 2014, we incurred related capital expenditures of $30. We estimate that capital expenditures in 2015 for environmental controls at our facilities will be between $30 and $35. This estimate is based on current regulations and other requirements, but it is possible that a material amount of capital expenditures, in addition to those we currently anticipate, could be necessary if these regulations or other requirements or other facts change.
Employees
At December 31, 2014, we had approximately 5,200 employees. Approximately 44% of our employees are members of a labor union or are represented by workers’ councils that have collective bargaining agreements, including most of our European employees. We believe that we have good relations with our union and non-union employees.
Our Board of Directors and sole shareholder expect honest and ethical conduct from every employee. We strive to adhere to the highest ethical standards in the conduct of our business and to comply with all laws and regulations that are applicable to the business. Each employee has a responsibility to maintain and advance the ethical values of the Company. In support of this, our employees receive training to emphasize the importance of compliance with our Code of Business Ethics.
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
Risks Related to Our Business
If global economic conditions are weak or further deteriorate, it will negatively impact our business operations, results of operations and financial condition.
Global economic and financial market conditions, including severe market disruptions like in late 2008 and 2009 and the potential for a significant and prolonged global economic downturn, have impacted or could continue to impact our business operations in a number of ways including, but not limited to, the following:

•	reduced demand in key customer segments, such as oil and gas, automotive, building, construction and electronics, compared to prior years;

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

Global economic conditions may remain volatile or deteriorate. Any further weakening of economic conditions would likely exacerbate the negative effects described above, could significantly affect our liquidity which may cause us to defer needed capital expenditures, reduce research and development or other spending, defer costs to achieve productivity and synergy programs or sell assets or incur additional borrowings which may not be available or may only be available on terms significantly less advantageous than our current credit terms and could result in a wide-ranging and prolonged impact on general business conditions, thereby negatively impacting our business, results of operations and financial condition. In addition, if the global economic environment deteriorates or remains slow for an extended period of time, the fair value of our reporting units could be more adversely affected than we estimated in our analysis of reporting unit fair values at October 1, 2014. This could result in additional goodwill or other asset impairments, which could negatively impact our business, results of operations and financial condition.
Due to continued worldwide economic volatility and uncertainty, the short-term outlook for our business is difficult to predict. Although certain global markets have begun to stabilize, a continued lack of consumer confidence could lead to stagnant demand for many of our products within both of our reportable segments into 2015.
Fluctuations in direct or indirect raw material costs could have an adverse impact on our business.
Raw materials costs made up approximately 70% of our cost of sales in 2014. The prices of our direct and indirect raw materials have been, and we expect them to continue to be, volatile. If the cost of direct or indirect raw materials increases significantly and we are unable to offset the increased costs with higher selling prices, our profitability will decline. Increases in prices for our products could also hurt our ability to remain both competitive and profitable in the markets in which we compete.
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
Many of our raw materials and intermediate products are available in the quantities we require from a limited number of suppliers. Should any of our key suppliers fail to deliver these raw materials or intermediate products to us or no longer supply us, we may be unable to purchase these materials in necessary quantities, which could adversely affect our volumes, or may not be able to purchase them at prices that would allow us to remain competitive. During the past several years, certain of our suppliers have experienced force majeure events rendering them unable to deliver all, or a portion of, the contracted-for raw materials. On these occasions, we have been forced to limit production or were forced to purchase replacement raw materials in the open market at significantly higher costs or place our customers on an allocation of our products. In the past, some of our customers have chosen to discontinue or decrease the use of our products as a result of these measures. We have recently experienced, and expect to continue to experience, force majeure events by certain of our suppliers which have had significant negative impacts on our business. For example, Shell has recently notified us of a force majeure event at its Moerdijk, Netherlands facility, which provides key raw materials to us, and this event has resulted in us allocating certain products to our customers. In addition, we cannot predict whether new regulations or restrictions may be imposed in the future which may result in reduced supply or further increases in prices. We cannot assure investors that we will be able to renew our current materials contracts or enter into replacement contracts on commercially acceptable terms, or at all. Fluctuations in the price of these or other raw materials or intermediate products, the loss of a key source of supply or any delay in the supply could result in a material adverse effect on our business.
Our production facilities are subject to significant operating hazards which could cause environmental contamination, personal injury and loss of life, and severe damage to, or destruction of, property and equipment.
Our production facilities are subject to hazards associated with the manufacturing, handling, storage and transportation of chemical materials and products, including human exposure to hazardous substances, pipeline and equipment leaks and ruptures, explosions, fires, inclement weather and natural disasters, mechanical failures, unscheduled downtime, transportation interruptions, remedial complications, chemical spills, discharges or releases of toxic or hazardous substances or gases, storage tank leaks and other environmental risks. Additionally, a number of our operations are adjacent to operations of independent entities that engage in hazardous and potentially dangerous activities. Our operations or adjacent operations could result in personal injury or loss of life, severe damage to or destruction of property or equipment, environmental damage, or a loss of the use of all or a portion of one of our key manufacturing facilities. Such events at our facilities, or adjacent third-party facilities, could have a material adverse effect on us.
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
Compliance with environmental, health and safety laws and regulations, and maintenance of permits, can be costly and complex, and we have incurred and will continue to incur costs, including capital expenditures and costs associated with the issuance and maintenance of letters of credit, to comply with these requirements. In 2014, we incurred capital expenditures of $30 to comply with environmental laws and regulations and to make other environmental improvements. If we are unable to comply with environmental, health and safety laws and regulations, or maintain our permits, we could incur substantial costs, including fines and civil or criminal sanctions, third party property damage or personal injury claims or costs associated with upgrades to our facilities or changes in our manufacturing processes in order to achieve and maintain compliance, and may also be required to halt permitted activities or operations until any necessary permits can be obtained or complied with. In addition, future developments or increasingly stringent regulations could require us to make additional unforeseen environmental expenditures, which could have a material adverse effect on our business.

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
In addition, we are subject to liability associated with hazardous substances in soil, groundwater and elsewhere at a number of sites. These include sites that we formerly owned or operated and sites where hazardous wastes and other substances from our current and former facilities and operations have been sent, treated, stored, or recycled or disposed of, as well as sites that we currently own or operate. Depending upon the circumstances, our liability may be strict, joint and several, meaning that we may be held responsible for more than our proportionate share, or even all, of the liability involved regardless of our fault or whether we are aware of the conditions giving rise to the liability. Environmental conditions at these sites can lead to environmental cleanup liability and claims against us for personal injury or wrongful death, property damages and natural resource damages, as well as to claims and obligations for the investigation and cleanup of environmental conditions. The extent of any of these liabilities is difficult to predict, but in the aggregate such liabilities could be material.
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
Because of certain government public health agencies’ concerns regarding the potential for adverse human health effects, formaldehyde is a regulated chemical and public health agencies continue to evaluate its safety. In 2004, a division of the World Health Organization, the International Agency for Research on Cancer, or IARC, based on an alleged stronger relationship with nasopharyngeal cancer (“NPC”), reclassified formaldehyde as “carcinogenic to humans,” a higher classification than set forth in previous IARC evaluations. In 2009, the IARC determined that there is sufficient evidence in humans of a causal association between formaldehyde exposure and leukemia. In 2011, the National Toxicology Program, or NTP, within the U.S. Department of Health and Human Services, or HHS, issued its 12th Report on Carcinogens, or RoC, which lists formaldehyde as “known to be a human carcinogen.” This NTP listing was based, in part, upon certain studies reporting an increased risk of certain types of cancers, including myeloid leukemia, in individuals with higher measures of formaldehyde exposure (exposure level or duration). The USEPA is considering regulatory options for setting limits on formaldehyde emissions from composite wood products that use formaldehyde-based adhesives. The USEPA, under its Integrated Risk Information System, or IRIS, released a draft of its toxicological review of formaldehyde in 2010. This draft review states that formaldehyde meets the criteria to be described as “carcinogenic to humans” by the inhalation route of exposure based upon evidence of causal links to certain cancers, including leukemia. The National Academy of Sciences, or NAS, was requested by the USEPA to serve as the external peer review body for the draft review. The NAS reviewed the draft IRIS toxicological review and issued a report in April 2011 that criticized the draft IRIS toxicological review and stated that the methodologies and the underlying science used in the draft IRIS review did not clearly support a conclusion of a causal link between formaldehyde exposure and leukemia. It is possible that USEPA may revise its draft IRIS toxicological review to reflect the NAS findings, including the conclusions regarding a causal link between formaldehyde exposure and leukemia. In December 2011, the conference report for the FY 2012 Omnibus Appropriations bill included a provision directing HHS to refer the NTP 12th RoC file for formaldehyde to the NAS for further review. On August 8, 2014 the NAS accepted the listing of formaldehyde as a “known human carcinogen” in the 12th RoC, with no changes recommended. According to NTP, a listing in the RoC indicates a potential hazard and does not assess cancer risks to individuals associated with exposures in their daily lives. However, the 12th RoC listing could have material adverse effects on our business. In October 2011, the European Chemical Agency (“ECHA”) publicly released for comment the “Proposal for Harmonized Classification and Labelling Based on Regulation (EC) No 1272/2008 (C.I.P. Regulation), Annex VI, Part 2, Substance Name: FORMALDEHYDE Version Number 2, Date: 28 September 2011.” The French Member State Competent Authorities (“MSCA”) proposed that formaldehyde be reclassified as a Category 1A Carcinogen and Category 2 Mutagen based upon their review of the available evidence. The proposal cited a relationship to NPC. NPC is a rare cancer of the upper respiratory tract. Following a review of the proposal, the Risk Assessment Committee of ECHA, which is made up of representatives from all EU member states, determined that there was sufficient evidence to justify the classification of formaldehyde as a Category 2 Mutagen, but that the evidence reviewed only supported the classification of formaldehyde as a Category 1B Carcinogen (described by the applicable EU regulation as “presumed to have carcinogenic potential for humans, classification is largely based on animal evidence”) rather than as a Category 1A Carcinogen (described as “known to have carcinogenic potential for humans, classification is largely based on human evidence”) as proposed by France. This new classification is currently scheduled to become effective as of April 1, 2015, but a proposal to extend the effective date to January 1, 2016 is pending. It is possible that new regulatory requirements could be promulgated to limit human exposure to formaldehyde, that we could incur substantial additional costs to meet any such regulatory requirements, and that there could be a reduction in demand for our formaldehyde-based products. These additional costs and reduced demand could have a material adverse effect on our operations and profitability.
Bis-phenol A (“BPA”), which is manufactured and used as an intermediate at our Deer Park, Texas and Pernis, Netherlands manufacturing facilities, and is also sold directly to third parties, is currently under evaluation as an “endocrine disrupter.” Endocrine disrupters are chemicals that have been alleged to interact with the endocrine systems of human beings and wildlife and disrupt their normal biological processes. BPA continues to be subject to scientific, regulatory and legislative review and negative media attention. Several significant reviews on the safety of BPA were performed by prestigious regulatory and scientific bodies around the globe. These include the World Health Organization, U.S. Food and Drug Administration (“FDA”), European Food Safety Authority (“EFSA”), Japanese Research Institute of Science for Safety and Sustainability, The German Society of Toxicology and Health Canada. In January 2013, the California Environmental Protection Agency’s Office of Environmental Health Hazard Assessment (“OEHHA”) issued a notice of intent to list BPA under Proposition 65 as a reproductive toxicant. If listed, manufacturers, dealers, distributors and retailers of products containing BPA would be required to warn individuals prior to exposing them to BPA unless such exposures were shown to be less than a risk-based level (the maximum allowable dose level (“MADL”)). Concurrent with its proposed listing, the OEHHA proposed establishing an MADL for BPA. The American Chemistry Council (“ACC”) has filed a lawsuit to challenge this proposed listing. On April 19, 2013, a California state court issued a preliminary injunction ordering OEHHA to remove BPA from the Proposition 65 list during the pendency of the lawsuit. OEHHA subsequently removed the listing and withdrew its MADL for BPA. On December 18, 2014, the California state court issued a ruling denying ACC’s petition to prevent to listing of BPA under Proposition 65. ACC is currently pursuing post-trial proceedings. On February 20, 2015, OEHHA announced that BPA will be reconsidered for listing under Proposition 65 by the Developmental and Reproductive Toxicity Identification Committee at its May 7, 2015 meeting. The FDA is also actively engaged in the scientific and regulatory review of BPA and has reaffirmed as of June 2014 that BPA is safe as currently permitted in FDA-regulated food contact uses. The Occupational Safety and Health Administration (“OSHA”) has brought an enforcement action against the Company under OSHA’s hazard communication standard, and is seeking to have BPA classified as a reproductive toxicant. In December 2012, France enacted a law that bans BPA in Food Containers by 2015. Per this new law, the production, import, export, and marketing of food packaging containing BPA in direct contact with food contents was banned as of January 1, 2013 for products intended for infants less than 3 years of age, and as of January 1, 2015 for all other consumer products. In January 2015, EFSA published its final opinion on its comprehensive re-evaluation of BPA exposure and toxicity, which concluded that BPA poses no health risk to consumers of any age group (including unborn children, infants and adolescents) at currently permitted exposure levels. The EU Committee for Risk Assessment has adopted an opinion to change the existing harmonized classification and labeling of BPA from a category 2 reproductive Toxicant to a category 1B reproductive toxicant. This classification change will become effective in approximately 2017. Regulatory and legislative initiatives such as these would likely result in a reduction in demand for BPA and our products containing BPA and could also result in additional liabilities as well as an increase in operating costs to meet more stringent regulations. Such increases in operating costs and/or reduction in demand could have a material adverse effect on our operations and profitability.
We manufacture resin-encapsulated sand. Because sand consists primarily of crystalline silica, potential exposure to silica particulate exists. Overexposure to crystalline silica is a recognized health hazard. OSHA proposed a new comprehensive occupational health standard for crystalline silica in August 2013. The proposed rule, which among other things, lowers the permissible occupational exposure limits to airborne crystalline silica particulate to which workers would be allowed to be exposed. OSHA has solicited public comments and any final rule will likely be a year or two in the future. We may incur substantial additional costs to comply with any new OSHA regulations.
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

Scientists periodically conduct studies on the potential human health and environmental impacts of chemicals, including products we manufacture and sell. Also, nongovernmental advocacy organizations and individuals periodically issue public statements alleging human health and environmental impacts of chemicals, including products we manufacture and sell. Based upon such studies or public statements, our customers may elect to discontinue the purchase and use of our products, even in the absence of any government regulation. Such actions could significantly decrease the demand for our products and, accordingly, have a material adverse effect on our business, financial condition, cash flows and profitability. In July 2012, the FDA concluded that polycarbonate, a plastic resin made from BPA, was no longer being used in the manufacture of certain infant and toddler beverage containers and, accordingly, approved a petition from the American Chemistry Council to remove polycarbonate from the list of material approved for the use in the manufacture of such beverage containers. Abandonment of such uses of polycarbonate was due at least in part to adverse publicity alleging possible health effects on infants and toddlers of small amounts of BPA released from the polycarbonate. The FDA’s authority to act on this petition was based solely on marketplace conditions. As noted by the FDA, their action is not based on any finding or conclusion that packaging containing BPA is unsafe. Although the FDA’s determination will not have a direct impact on our business, it could eventually result in a determination by some of our customers to discontinue or decrease the use of our products made from BPA.
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
We have significant manufacturing and other operations outside the United States. Some of these operations are in jurisdictions with unstable political or economic conditions. There are numerous inherent risks in international operations, including, but not limited to:

•	exchange controls and currency restrictions;

•	currency fluctuations and devaluations;

•	tariffs and trade barriers;

•	export duties and quotas;

•	changes in local economic conditions;

•	changes in laws and regulations;

•	exposure to possible expropriation or other government actions;

•	acts by national or regional banks, including the European Central Bank, to increase or restrict the availability of credit;

•	hostility from local populations;

•	diminished ability to legally enforce our contractual rights in non-U.S. countries;

•	restrictions on our ability to repatriate dividends from our subsidiaries; and

•	unsettled political conditions and possible terrorist attacks against U.S. interests.
Our international operations expose us to different local political and business risks and challenges. For example, we may face potential difficulties in staffing and managing local operations, and we may have to design local solutions to manage credit risks of local customers and distributors. In addition, some of our operations are located in regions that may be politically unstable, having particular exposure to riots, civil commotion or civil unrests, acts of war (declared or undeclared) or armed hostilities or other national or international calamity. In some of these regions, our status as a U.S. company also exposes us to increased risk of sabotage, terrorist attacks, interference by civil or military authorities or to greater impact from the national and global military, diplomatic and financial response to any future attacks or other threats.
In addition, intellectual property rights may be more difficult to enforce in non-U.S. or non-Western European countries.
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
In 2014, approximately 57% of our net sales originated outside the United States. In our Consolidated Financial Statements, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period or the exchange rate at the end of that period. During times of a strengthening U.S. dollar, at a constant level of business, our reported international revenues and earnings would be reduced because the local currency would translate into fewer U.S. dollars.
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

Fluctuations in energy costs could have an adverse impact on our profitability and negatively affect our financial condition.
Oil and natural gas prices have fluctuated greatly over the past several years and we anticipate that they will continue to do so. Natural gas and electricity are essential to our manufacturing processes, which are energy-intensive. Our energy costs represented approximately 5% of our total cost of sales for the years ended December 31, 2014, 2013 and 2012.
Our operating expenses will increase if our energy prices increase. Increased energy prices may also result in greater raw materials costs. If we cannot pass these costs through to our customers, our profitability may decline. Increased energy costs may also negatively affect our customers and the demand for our products. In addition, as oil and natural gas prices fall, while having a positive effect on our overall costs, such falling prices can have a negative impact on our oil field business, as the number of oil and natural gas wells drilled declines in response to market condition.
If our energy prices decrease, we expect benefits in the short-run with decreased operating expenses and increased operating income, but may face increased pricing pressure from competitors that are similarly impacted by energy prices. As a result, profitability may decrease over an extended period of time of lower energy prices. Moreover, any future increases in energy prices after a period of lower energy prices may have an adverse impact on our profitability for the reasons described above.
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
We have achieved significant cost savings as a result of the Shared Services Agreement with MPM. If the Shared Services Agreement is terminated or further amended, if we have material disputes with MPM regarding its implementation or if we are unable to implement new initiatives under the amended agreement, it could have a material adverse effect on our business operations, results of operations, and financial condition.
In October 2010, we entered into the Shared Services Agreement with MPM (which, from October 1, 2010 through October 24, 2014, was a subsidiary of Hexion Holdings). Under this agreement, we provide to MPM, and MPM provides to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. We have realized significant cost savings under the Shared Service Agreement, including savings related to shared services and logistics optimization, best-of-source contractual terms, procurement savings, regional site rationalization, administrative and overhead savings. The Shared Services Agreement is subject to termination by MPM (or us), without cause, on not less than thirty days prior written notice, and expires in October 2015 (subject to one-year renewals every year thereafter, absent contrary notice from either party). On April 13, 2014, Momentive Performance Materials Holdings Inc., MPM and certain of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11. Subsequently, in conjunction with the consummation of MPM’s plan of reorganization and emergence from Chapter 11, on October 24, 2014, the Shared Services Agreement was amended to, among other things, (i) exclude the services of certain executive officers, (ii) provide for a transition assistance period at the election of the recipient following termination of the Shared Services Agreement of up to 12 months, subject to one successive renewal period of an additional 60 days and (iii) provide for the use of an independent third-party audit firm to assist the Shared Services Steering Committee with its annual review of billings and allocations.
If the Shared Services Agreement is terminated, or if the parties to the amended agreement have material disagreements with its implementation, it could have a material adverse effect on our business operations, results of operations and financial condition, as we would need to replace the services no longer being provided by MPM, and would lose a portion of the benefits being generated under the agreement at the time.

We expect additional cost savings from our other strategic initiatives, and if we are unable to achieve these cost savings, or sustain our current cost structure, it could have a material adverse effect on our business operations, results of operations and financial condition.
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
If we are unable to achieve these cost savings or synergies it could adversely affect our profitability and financial condition. In addition, while we have been successful in reducing costs and generating savings, factors may arise that may not allow us to sustain our current cost structure. As market and economic conditions change, we may also make changes to our operating cost structure.
In addition, there can be no assurance that we will realize cost savings and incremental EBITDA relating to our acquisition of the manufacturing facility in Shreveport, Louisiana and related synergies. The timing and amount of any actual cost savings and incremental EBITDA could vary materially from our expectations, or may not be realized at all.
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
Our ability to operate our business and implement our strategies depends, in part, on the skills, experience and efforts of key members of our leadership team. We do not maintain any key-man insurance on any of these individuals. In addition, our success will depend on, among other factors, our ability to attract and retain other managerial, scientific and technical qualified personnel, particularly research scientists, technical sales professionals, and engineers who have specialized skills required by our business and focused on the industries in which we compete. Competition for qualified employees in the chemicals industry is intense and the loss of the services of any of our key employees or the failure to attract or retain other qualified personnel could have a material adverse effect on our business or business prospects. Further, if any of these executives or employees joins a competitor, we could lose customers and suppliers and incur additional expenses to recruit and train personnel, who require time to become productive and to learn our business.
Our majority shareholder’s interest may conflict with or differ from our interests.
Apollo controls our ultimate parent company, Hexion Holdings LLC, or Hexion Holdings, which indirectly owns 100% of our common equity. In addition, Apollo has significant representation on Hexion Holdings’ board of managers. As a result, Apollo can significantly influence our ability to enter into significant corporate transactions such as mergers, tender offers and the sale of all or substantially all of our assets. The interests of Apollo and its affiliates could conflict with or differ from our interests. For example, the concentration of ownership held by Apollo could delay, defer or prevent a change of control of our company or impede a merger, takeover or other business combination which may otherwise be favorable for us.
Additionally, Apollo is in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete, directly or indirectly with us. Apollo may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. Additionally, even if Apollo invests in competing businesses through Hexion Holdings, such investments may be made through a newly-formed subsidiary of Hexion Holdings. Any such investment may increase the potential for the conflicts of interest discussed in this risk factor.
So long as Apollo continues to indirectly own a significant amount of the equity of Hexion Holdings, even if such amount is less than 50%, they will continue to be able to substantially influence or effectively control our ability to enter into any corporate transactions.
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
As of December 31, 2014, approximately 44% of our employees were unionized or represented by works councils that were covered by collective bargaining agreements. In addition, some of our employees reside in countries in which employment laws provide greater bargaining or other employee rights than the laws of the United States. These rights may require us to expend more time and money altering or amending employees’ terms of employment or making staff reductions. For example, most of our employees in Europe are represented by works councils, which generally must approve changes in conditions of employment, including restructuring initiatives and changes in salaries and benefits. A significant dispute could divert our management’s attention and otherwise hinder our ability to conduct our business or to achieve planned cost savings.
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
Our pension plans are unfunded or under-funded and our required cash contributions could be higher than we expect, each of which could have a material adverse effect on our financial condition and liquidity.
We sponsor various pension and similar benefit plans worldwide.
Our U.S. and non-U.S. defined benefit pension plans were under-funded in the aggregate by $51 and $213, respectively, as of December 31, 2014. We are legally required to make contributions to our pension plans in the future, and those contributions could be material.
In 2015, we expect to contribute approximately $9 and $11 to our U.S. and non-U.S. defined benefit pension plans, respectively, which we believe is sufficient to meet the minimum funding requirements as set forth in employee benefit and tax laws.
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
Acquisitions and joint ventures that we pursue may present unforeseen integration obstacles and costs, increase our leverage and negatively impact our performance. Divestitures that we pursue also may present unforeseen obstacles and costs and alter the synergies we expect to continue to achieve from the Shared Services Agreement with MPM.
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
Our ability to implement our growth strategy could be limited by covenants in our ABL Facility, indentures and other indebtedness, our financial resources, including available cash and borrowing capacity, and our ability to integrate or identify appropriate acquisition and joint venture candidates.
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

In addition, we have selectively made, and may in the future, pursue divestitures of certain of our businesses as one element of our portfolio optimization strategy. Divestitures may require us to separate integrated assets and personnel from our retained businesses and devote our resources to transitioning assets and services to purchasers, resulting in disruptions to our ongoing business and distraction of management. Divestitures may alter synergies we expect to continue to achieve from the Shared Services Agreement with MPM.
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
During the third quarter of 2013, management identified control deficiencies related to the calculation of the valuation allowance on deferred tax assets related to the Company’s Netherlands subsidiary that existed at December 31, 2012 which were determined to be a material weakness in our internal control over financial reporting, and concluded that the previously issued financial statements should be restated. Accordingly, management concluded that our internal control over financial reporting was not effective as of that date and that, as a result, our controls and procedures were not effective at December 31, 2012. Management has concluded that the identified material weakness was remediated as of June 30, 2014.
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
Although we believe we have remediated the control deficiencies we identified and are taking appropriate actions to strengthen our internal control over financial reporting, we cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.
Risks Related to Our Indebtedness
We may be unable to generate sufficient cash flows from operations to meet our consolidated debt service payments.
We have substantial consolidated indebtedness. As of December 31, 2014, we had approximately $3.8 billion of consolidated outstanding indebtedness, including payments due within the next twelve months and short-term borrowings. In addition, we had a $266 undrawn revolver under our ABL Facility, subject to a borrowing base, after giving effect to $60 of outstanding borrowings and $37 of outstanding letters of credit. In 2015, our annualized cash interest expense is projected to be approximately $295 based on consolidated indebtedness and interest rates at December 31, 2014, of which $291 represents cash interest expense on fixed-rate obligations, including variable rate debt subject to interest rate swap agreements.
As of December 31, 2014, approximately $129, or 3%, of our borrowings were at variable interest rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same. Assuming our consolidated variable interest rate indebtedness outstanding as of December 31, 2014 remains the same, an increase of 1% in the interest rates payable on our variable rate indebtedness would increase our annual estimated debt service requirements by approximately $2.
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
Availability under the ABL Facility is subject to a borrowing base based on a specified percentage of eligible accounts receivable and inventory. As of December 31, 2014, the borrowing base reflecting various required reserves was approximately $363, and our borrowing availability after factoring in indebtedness and letters of credit outstanding under the ABL Facility was $266. However, the borrowing base (including various reserves) will be updated on a monthly basis, so the actual borrowing base could be lower in the future. To the extent the borrowing base is lower than we expect, that could significantly impair our liquidity. In addition, if our fixed charge coverage ratio falls to less than 1.0 to 1.0, we will need to ensure that our availability under the ABL Facility is at least the greater of $40 and 12.5% of the lesser of the borrowing base and the total ABL commitments.

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.
Our substantial consolidated indebtedness could have other important consequences, including but not limited to the following:

•	it may limit our flexibility in planning for, or reacting to, changes in our operations or business;

•	we are more highly leveraged than many of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable to downturns in our business or in the economy;

•	a substantial portion of our cash flows from operations will be dedicated to the repayment of our indebtedness and will not be available for other purposes;

•	it may restrict us from making strategic acquisitions, introducing new technologies or exploiting business opportunities;

•	it may make it more difficult for us to satisfy our obligations with respect to our existing indebtedness;

•	it may adversely affect terms under which suppliers provide material and services to us;

•	it may limit our ability to borrow additional funds or dispose of assets; and

•	it may limit our ability to fully achieve possible cost savings from the Shared Services Agreement with MPM.
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
In addition, the credit agreement governing our ABL Facility requires us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 at any time when the availability is less than the greater of (x) $40 and (y) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time. The fixed charge coverage ratio under the credit agreement governing the ABL Facility is generally defined as the ratio of (a) Adjusted EBITDA minus non-financed capital expenditures and cash taxes to (b) debt service plus cash interest expense plus certain restricted payments, each measured for the four most recent quarters for which financial statements have been delivered. We may not be able to satisfy such ratio in future periods. If we anticipate we will be unable to meet such ratio, we expect not to allow our availability under the ABL Facility to fall below such levels.
A breach of our fixed charge coverage ratio covenant, if in effect, would result in an event of default under our ABL Facility. Pursuant to the terms of our ABL Facility, our direct parent company will have the right, but not the obligation, to cure such default through the purchase of additional equity in up to two of any four consecutive quarters and seven total during the term of the ABL Facility. If a breach of a fixed charge coverage ratio covenant is not cured or waived, or if any other event of default under the ABL Facility occurs, the lenders under such credit facility:

•	would not be required to lend any additional amounts to us;

•
could elect to declare all borrowings outstanding under the ABL Facility, together with accrued and unpaid interest and fees, due and payable and could demand cash collateral for all letters of credit issued thereunder;

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
Standard & Poor’s Ratings Services (“S&P”) and Moody’s Investors Service (“Moody’s”) maintain credit ratings on us and certain of our debt. Each of these ratings is currently below investment grade. Our ratings by S&P and Moody’s were downgraded in 2014 and we were placed on negative watch. Any decision by these or other ratings agencies to downgrade such ratings in the future could restrict our access to, and negatively impact the terms of, current or future financings and trade credit extended by our suppliers of raw materials or other vendors.
ITEM 1B - UNRESOLVED STAFF COMMENTS
None.

ITEM 2 - PROPERTIES
Our headquarters are in Columbus, Ohio and we have European executive offices in Rotterdam, Netherlands. Our major manufacturing facilities are primarily located in North America and Europe. As of December 31, 2014, we operated 27 domestic production and manufacturing facilities in 14 states and 36 foreign production and manufacturing facilities primarily in Australia, Brazil, Canada, Colombia, the Czech Republic, Finland, France, Germany, Italy, Korea, Malaysia, Netherlands, New Zealand, Spain, Thailand, the United Kingdom and Uruguay.
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
Sokolov, Czech Republic Groundwater Contamination
The Sokolov, Czech Republic facility has soil and groundwater contamination which pre-dates privatization and acquisition of the facility by Eastman in 2000. The investigation phase of the site remediation project has been completed, and building demolition and removal of waste is underway. The National Property Fund has provided us a written commitment to reimburse all site investigation and remediation costs up to approximately $73. The Company’s current estimate for site remediation is significantly less than the maximum amount the National Property Fund has committed to the project.
Environmental Damages to the Port of Paranagua, Brazil
On August 10, 2005, the Environmental Institute of Paraná (IAP), an environmental agency in the State of Paraná, provided Hexion Quimica Industria, the Company’s Brazilian subsidiary, with notice of an environmental assessment in the amount of 12 Brazilian reais. The assessment related to alleged environmental damages to the Paranagua Bay caused in November 2004 from an explosion on a shipping vessel carrying methanol purchased by the Company. The investigations performed by the public authorities have not identified any actions of the Company that contributed to or caused the accident. The Company responded to the assessment by filing a request to have it cancelled and by obtaining an injunction precluding execution of the assessment pending adjudication of the issue. In November 2010, the Court denied the Company’s request to cancel the assessment and lifted the injunction that had been issued. The Company responded to the ruling by filing an appeal in the State of Paraná Court of Appeals. In March 2012, the Company was informed that the Court of Appeals had denied the Company’s appeal, and on June 4, 2012 the Company filed appeals to the Superior Court of Justice and the Supreme Court of Brazil. The Company continues to believe it has strong defenses against the validity of the assessment, and does not believe that a loss is probable. At December 31, 2014, the amount of the assessment, including tax, penalties, monetary correction and interest, is 37 Brazilian reais, or approximately $14.
EPA Risk Management Plan Inspection
In December 2013, the USEPA conducted an inspection at one of our U.S. manufacturing facilities, which identified alleged violations of USEPA’s Risk Management Plan regulations. In December 2014, USEPA notified us that the matter had been referred to enforcement and USEPA has requested a meeting with us to discuss a potential administrative settlement to resolve the matter. Potential fines, penalties or other costs associated with this matter are currently unknown.
Other Litigation
For a discussion of certain other legal contingencies, refer to Note 9 in Item 8 of Part II of this Annual Report on Form 10-K.
ITEM 4 - MINE SAFETY DISCLOSURES
This item is not applicable to the registrant.

PART II
(dollars in millions, except per share data, or as otherwise noted)
ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
There is no established public trading market for our common stock. As of March 1, 2015, 82,556,847 common shares were held by our direct parent, Hexion LLC.
In 2014 and 2013, we declared dividends of less than $1 and $1, respectively, to be paid as and when needed to fund the compensation for the Board of Managers of Hexion Holdings, insurance premiums and other expenses. Other than dividends that we may declare from time to time to fund expenses as permitted under our ABL Facility and the indentures that govern our notes, we do not currently intend to declare any cash dividends on our common stock, and instead intend to retain earnings, if any, to fund future operations and to reduce our debt. The credit agreement that governs our ABL Facility and the indentures that govern our notes impose restrictions on our ability to pay dividends. Therefore, our ability to pay dividends on our common stock will depend on, among other things, our level of indebtedness at the time of the proposed dividend and whether we are in default under any of our debt instruments. Our future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors that our board of directors considers relevant. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, business opportunities, provision of applicable law and other factors that our board of directors may consider relevant. For a discussion of our cash resources and needs, see Item 7 of Part II of this Annual Report on Form 10-K.
We have no compensation plans that authorize issuing our common stock to employees or non-employees. In addition, there have been no sales or repurchases of our equity securities during the past fiscal year. However, we and our direct and indirect parent companies have in the past issued, and may issue from time to time, equity awards that are denominated in or based upon the common units of our direct or ultimate parent to our employees and directors. As the awards were granted in exchange for service to us, these awards are included in our Consolidated Financial Statements. For a discussion of these equity plans, see Note 12 in Item 8 of Part II and Item 11 of Part III of this Annual Report on Form 10-K.

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
The consolidated balance sheet and statement of operations data as of and for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 have been derived from our audited Consolidated Financial Statements included elsewhere herein.

	Year ended December 31,
	2014	2013	2012	2011	2010
	(dollars in millions, except per share data)
Statements of Operations:
Net sales	$5,137	$4,890	$4,756	$5,207	$4,597
Cost of sales	4,534	4,316	4,160	4,473	3,866
Gross profit	603	574	596	734	731
Selling, general and administrative expense	361	362	322	335	332
Terminated merger and settlement income, net (1)	—	—	—	—	(171)
Asset impairments	5	181	23	32	—
Business realignment costs	47	21	35	15	20
Other operating (income) expense, net	(8)	1	11	(15)	6
Operating income	198	9	205	367	544
Interest expense, net	308	303	263	262	276
Loss on extinguishment of debt	—	6	—	—	30
Other non-operating expense (income), net	32	2	(1)	3	(4)
(Loss) income from continuing operations before income tax and earnings from unconsolidated entities	(142)	(302)	(57)	102	242
Income tax expense (benefit)	26	349	(384)	3	35
(Loss) income from continuing operations before earnings from unconsolidated entities	(168)	(651)	327	99	207
Earnings from unconsolidated entities, net of taxes	20	17	19	16	8
Net (loss) income from continuing operations	(148)	(634)	346	115	215
Net income (loss) from discontinued operations, net of taxes (2)	—	—	—	2	(3)
Net (loss) income	(148)	(634)	346	117	212
Net loss attributable to noncontrolling interest	—	1	—	—	—
Net (loss) income attributable to Hexion Inc.	$(148)	$(633)	$346	$117	$212
Dividends declared per common share	$—	$0.01	$0.04	$0.02	$—
Cash Flows provided by (used in):
Operating activities	$(50)	$80	$177	$171	$51
Investing activities	(233)	(150)	(138)	33	(105)
Financing activities	69	52	(59)	57	97
Balance Sheet Data (at end of period):
Cash and cash equivalents	$172	$393	$419	$419	$166
Short-term investments	7	7	5	7	6
Working capital (3)	420	572	669	682	551
Total assets	2,672	2,874	3,349	3,105	3,116
Total long-term debt	3,735	3,665	3,419	3,420	3,588
Total net debt (4)	3,655	3,374	3,071	3,113	3,500
Total liabilities	5,024	4,944	4,635	4,861	5,137
Total deficit	(2,352)	(2,070)	(1,286)	(1,756)	(2,021)

(1)
Terminated merger and settlement income, net for the year ended December 31, 2010 includes the non-cash push-down of insurance recoveries by the Company’s owner related to the settlement payment made by the Company’s owner that had been treated as an expense of the Company in 2008 associated with the terminated merger with Huntsman Corporation, as well as reductions on certain of the Company’s merger related service provider liabilities.

(2)
Net income (loss) from discontinued operations reflects the results of our global inks and adhesive resins business (“IAR Business”) and our North American coatings and composite resins business (“CCR Business”), which were both sold in 2011.

(3)
Working capital is defined as current assets less current liabilities. As of December 31, 2010, the assets and liabilities of the IAR Business and CCR Business totaling $184 have been classified as current.

(4)	Net debt is defined as long-term debt plus short-term debt less cash and cash equivalents and short-term investments.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our results of operations and financial condition for the years ended December 31, 2014, 2013 and 2012 with the audited Consolidated Financial Statements and related notes included elsewhere herein. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs, and which involve numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1A, “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements.
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
Our products are used in thousands of applications and are sold into diverse markets, such as forest products, architectural and industrial paints, packaging, consumer products and automotive coatings, as well as higher growth markets, such as wind energy and electrical composites. Major industry sectors that we serve include industrial/marine, construction, consumer/durable goods, automotive, wind energy, aviation, electronics, architectural, civil engineering, repair/remodeling and oil and gas drilling. Key drivers for our business include general economic and industrial conditions, including housing starts, auto build rates and active oil and gas drilling rigs. In addition, due to the nature of our products and the markets we serve, competitor capacity constraints and the availability of similar products in the market may impact our results. As is true for many industries, our financial results are impacted by the effect on our customers of economic upturns or downturns, as well as by the impact on our own costs to produce, sell and deliver our products. Our customers use most of our products in their production processes. As a result, factors that impact their industries can and have significantly affected our results.
Through our worldwide network of strategically located production facilities we serve more than 5,200 customers in approximately 100 countries. Our global customers include large companies in their respective industries, such as 3M, Akzo Nobel, BASF, Bayer, Dow, EP Energy, GE, Louisiana Pacific, Monsanto, Owens Corning, PPG Industries, Valspar and Weyerhaeuser.
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
Reportable Segments
Our business segments are based on the products that we offer and the markets that we serve. At December 31, 2014, we had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins. A summary of the major products of our reportable segments follows:

•
Epoxy, Phenolic and Coating Resins: epoxy specialty resins, phenolic encapsulated substrates, versatic acids and derivatives, basic epoxy resins and intermediates, phenolic specialty resins and molding compounds, polyester resins, acrylic resins and vinylic resins

•	Forest Products Resins: forest products resins and formaldehyde applications
2014 Overview
Following are highlights from our results of operations for the years ended December 31, 2014 and 2013:

	2014	2013	$ Change	% Change
Statements of Operations:
Net sales	$5,137	$4,890	$247	5%
Gross profit	603	574	29	5%
Operating income	198	9	189	2,100%
Loss before income tax	(142)	(302)	160	53%
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$272	$258	$14	5%
Forest Products Resins	251	231	20	9%
Corporate and Other	(73)	(67)	(6)	9%
Total	$450	$422	$28	7%

•
Net sales increased $247, or 5%, in 2014 as compared to 2013 due primarily to an increase in demand in our oil field, epoxy specialty, North American formaldehyde and Latin American forest products resins businesses. These increases were partially offset by price decreases in certain businesses driven by unfavorable product mix and an imbalance in supply and demand, which outpaced raw-material-driven price increases in certain other businesses.

•
Segment EBITDA increased $28, or 7%, due to the increase in sales volumes, cost control and productivity initiatives, as well as favorable product mix. This increase was partially offset by margin compression in certain businesses due to unfavorable product mix and oversupply in certain markets.

•
In early 2014, we acquired a manufacturing facility in Shreveport, Louisiana, which increased our capacity to provide resin coated proppants to our customers in this region, which has a high concentration of shale and natural gas wells.

•
In the fourth quarter of 2014 we began to implement a new cost reduction program that will be finalized in the first half of 2015. We expect this program to generate savings of approximately $23 in 2015 and $30 on a run-rate basis once fully implemented. We expect these savings to be achieved over the next 18 to 24 months. Additionally, as of December 31, 2014, we have realized all of the anticipated $64 of cost savings under the Shared Services Agreement with MPM, and we expect these savings to continue.

•	We continued to strategically focus on expanding in markets and geographies in which we expect opportunities for future growth:
Recently completed expansion efforts include:

•
A joint venture that constructed a phenolic specialty resins manufacturing facility in China, which became operational in late 2014. The new facility produces a full range of specialty novolac and resole phenolic resins used in a diverse range of applications, including refractories, friction and abrasives to support the growing automotive, industrial and construction markets in China.

Future growth initiatives include:

•	The expansion of our forest products resins manufacturing capacity in Brazil and construction of two new formaldehyde plants in North America:

Facility Location	Type	Estimated Completion Date	Manufacturing Capacity
Curitiba, Brazil	Facility expansion	Q3 2015	150k MT/year
Geismar, LA	Facility expansion	Q4 2015	216k MT/year
Luling, LA	New facility	Q1 2016	216k MT/year
2015 Outlook
During 2014, our Segment EBITDA increased 7% to $450, compared with $422 in 2013. The increase in Segment EBITDA was primarily driven by gains in our forest products, epoxy specialty and oil field businesses, and was partially offset by cyclicality in our base epoxy and dispersions businesses. As we look ahead to 2015, we expect continued growth in our epoxy specialty and forest products businesses due to strong global demand for wind energy and growing U.S. housing starts, respectively. This growth is expected to be partially offset by flat demand in Europe and the negative impact of weaker global currencies. In addition, while we expect our base epoxy business to remain below historical levels of profitability during 2015, we expect improvement as compared to 2014.
Over the past several months, oil prices and raw material costs have been volatile, and we have witnessed significant declines in certain circumstances. We expect the recent decline in oil prices to negatively impact sales volumes and earnings in our oil field business due to the corresponding decline in natural gas and oil drilling activity. This negative impact is expected to be offset by the positive effect of declining raw material prices, as a substantial number of our raw material inputs are petroleum-based and their prices fluctuate with the price of oil. In addition, we expect such declines in oil prices and raw material costs to have a positive impact on our working capital during 2015.
We are currently experiencing a supplier force majeure that impacts our European versatic acid and dispersions businesses. In response to this temporary disruption, we are leveraging our global manufacturing network to help mitigate the potential impacts to our customers. We expect that this force majeure will have a $25 to $35 negative impact on our Segment EBITDA in 2015. We understand from our supplier that this disruption will be resolved in the second half of 2015. Related to this incident, we are proactively pursuing recoveries under our business interruption insurance policies.
As part of our continued focus on productivity, we have begun executing a new $30 cost savings program that will structurally enhance our manufacturing and administrative cost profile over the next 18 to 24 months. We expect to realize approximately $23 of savings from this cost savings program during 2015.

Shared Services Agreement
In October 2010, we entered into a shared services agreement with MPM (which, from October 1, 2010 through October 24, 2014, was a subsidiary of Hexion Holdings) (the “Shared Services Agreement”), pursuant to which we provide to MPM, and MPM provides to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The Shared Services Agreement is subject to termination by either the Company or MPM, without cause, on not less than 30 days’ written notice, and expires in October 2015 (subject to one-year renewals every year thereafter; absent contrary notice from either party). The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between us and MPM and requires that the Shared Services Steering Committee formed under the agreement meet no less than annually to evaluate and determine an equitable allocation percentage. The allocation percentage for 2014 remained unchanged from 2013, which was 57% for us and 43% for MPM.
On April 13, 2014, Momentive Performance Materials Holdings Inc. (MPM’s direct parent company), MPM and certain of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On October 24, 2014, in conjunction with MPM’s emergence from Chapter 11 bankruptcy and the consummation of MPM’s plan of reorganization, the Shared Services Agreement was amended to, among other things, (i) exclude the services of certain executive officers, (ii) provide for a transition assistance period at the election of the recipient following termination of the Shared Services Agreement of up to 12 months, subject to one successive renewal period of an additional 60 days and (iii) provide for the use of an independent third-party audit firm to assist the Shared Services Steering Committee with its annual review of billings and allocations.
The Shared Services Agreement has resulted in significant synergies for us, including shared services and logistics optimization, best-of-source contractual terms, procurement savings, regional site rationalization and administrative and overhead savings. We projected achieving a total of approximately $64 of cost savings in connection with the Shared Services Agreement, and through December 31, 2014, we have realized all of these savings on a run-rate basis. We expect these savings to continue, and do not expect the amendment to have a material effect on our business, results of operations or liquidity.
Matters Impacting Comparability of Results
Our Consolidated Financial Statements include the accounts of the Company, its majority-owned subsidiaries in which minority shareholders hold no substantive participating rights and variable interest entities in which we have a controlling financial interest. Intercompany accounts and transactions are eliminated in consolidation.
Raw Material Prices
Raw materials comprised approximately 70% of our cost of sales in 2014. The three largest raw materials used in our production processes are phenol, methanol and urea. These materials represented 43% of our total raw material costs in 2014. Fluctuations in energy costs, such as volatility in the price of crude oil and related petrochemical products, as well as the cost of natural gas, have caused volatility in our raw material costs and utility costs. In 2014, the average prices of phenol, methanol and urea decreased by approximately 25%, 8% and 5%, respectively, as compared to 2013. In 2013, the average prices of phenol, methanol and urea increased (decreased) by approximately 5%, 18% and (26)%, respectively, as compared to 2012. The impact of passing through raw material price changes to customers can result in significant variances in sales comparisons from year to year.
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

Results of Operations
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in millions)	2014	2013	2012
Net sales	$5,137	$4,890	$4,756
Cost of sales	4,534	4,316	4,160
Gross profit	603	574	596
Gross profit as a percentage of net sales	12%	12%	13%
Selling, general and administrative expense	361	362	322
Asset impairments	5	181	23
Business realignment costs	47	21	35
Other operating (income) expense, net	(8)	1	11
Operating income	198	9	205
Operating income as a percentage of net sales	4%	—%	4%
Interest expense, net	308	303	263
Loss on extinguishment of debt	—	6	—
Other non-operating expense (income), net	32	2	(1)
Total non-operating expense	340	311	262
Loss before income tax and earnings from unconsolidated entities	(142)	(302)	(57)
Income tax expense (benefit)	26	349	(384)
(Loss) income before earnings from unconsolidated entities	(168)	(651)	327
Earnings from unconsolidated entities, net of taxes	20	17	19
Net (loss) income	(148)	(634)	346
Net loss attributable to noncontrolling interest	—	1	—
Net (loss) income attributable to Hexion Inc.	$(148)	$(633)	$346
Other comprehensive (loss) income	$(138)	$56	$(95)
Net Sales
In 2014, net sales increased by $247, or 5%, compared to 2013. Volume increases positively impacted net sales by $275, and were primarily driven by our oil field, epoxy specialty, North American formaldehyde and Latin American forest products resins businesses. Volume increases in our oil field business were a result of key customer wins and new product development, and volume increases in our epoxy specialty business were driven by improving demand in the Asian wind energy market. Increases in volumes in our North American formaldehyde business were driven by customer wins and higher volumes of products used for oil and natural gas treatment. Volume increases in our Latin American forest products resins business were driven by increases in the furniture, housing construction and industrial markets in this region. Pricing had a positive impact of $16 due to raw material price increases passed through to customers in our North American formaldehyde and Latin American forest products resins businesses, which were partially offset by pricing decreases in our oil field and base epoxy businesses. Price decreases in our oil field business were driven by unfavorable product mix, while an imbalance in supply and demand drove pricing decreases in our base epoxy business. In addition, foreign currency translation negatively impacted net sales by $44, primarily as a result of the strengthening of the U.S. dollar against the Brazilian real and Canadian dollar, partially offset by the weakening of the U.S. dollar against the the Australian dollar and the euro, in 2014 compared to 2013.
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

Gross Profit
In 2014, gross profit increased by $29 compared to 2013. As a percentage of sales, gross profit remained flat, as raw material productivity initiatives were offset by the impact of the unfavorable product mix and oversupplied markets discussed above.

In 2013, gross profit decreased by $22 compared to 2012. As a percentage of sales, gross profit decreased by 1%, primarily as a result of margin compression in certain of our businesses, as well as idling and decreased production volumes due to planned maintenance in certain other businesses, which resulted in overhead costs being expensed during the idling period.
Operating Income
In 2014, operating income increased by $189 compared to 2013. The increase was partially due to the $29 increase in gross profit discussed above, as well as a slight decrease in selling, general and administrative expense compared to 2013. The decrease in selling, general and administrative expense was due primarily to gains related to a favorable settlement of $8 and the sale of certain intellectual property of $5, as well as a decrease in integration costs related to the prior combination of the Company and MPM. These items were partially offset by increased compensation and project costs and a loss recognized on the settlement of certain pension liabilities of $11. In 2014, we recorded asset impairments of $5 as a result of the likelihood that certain assets would be disposed of before the end of their estimated useful lives. In 2013, we recorded asset impairments of $124 as a result of the likelihood that certain assets would be disposed of before the end of their estimated useful lives, as well as goodwill impairment of $57. Other operating expense, net decreased by $9, from an expense of $1 to income of $8, compared to 2013 due to a gain on the sale of certain property of approximately $19, which was partially offset by an increase in legal and consulting fees, as well as a decrease in the amortization of certain deferred income of $4. Business realignment costs increased by $26 compared to 2013 due primarily to an increase in costs related to the Company’s recently implemented restructuring and cost optimization programs, as well as environmental remediation at certain formerly owned locations.

In 2013, operating income decreased by $196 compared to 2012. The decrease was partially due to the $22 decrease in gross profit discussed above. Selling, general and administrative expense increased by $40 due primarily to increased expenses related to special compensation programs and pension and postretirement benefits, which were driven by decreases in discount rates used to calculate our pension liabilities. Asset impairments increased by $158 compared to 2012. In 2013, a goodwill impairment charge of $57 was recognized as a result of the estimated fair value of our epoxy reporting unit being significantly less than the carrying value of its net assets. Additionally, in 2013, as a result of lowered forecasts of estimated future earnings and cash flows for our epoxy reporting unit, as well as the likelihood that certain other long-lived assets would be disposed of before the end of their estimated useful lives, we recorded asset impairments of $124. In 2012, we recorded asset impairments of $23 as a result of the likelihood that certain long-lived assets would be sold before the end of their estimated useful lives and continued competitive pressures. Business realignment costs decreased by $14 due primarily to a reduction in severance costs associated with the restructuring and cost reduction programs implemented in early 2012. Other operating expense, net decreased by $10 due primarily to a charge related to the resolution of a pricing dispute with HAI, an unconsolidated joint venture, in 2012 that did not recur in 2013.
Non-Operating Expense
In 2014, total non-operating expense increased by $29 compared to 2013, primarily due to higher realized and unrealized foreign currency transaction losses. These losses were primarily a result of the strengthening of the U.S. dollar against the euro, particularly in the fourth quarter of 2014. These increases were partially offset by the loss on extinguishment of debt recognized in 2013 as a result of refinancing transactions in early 2013, which did not recur in 2014. Interest expense increased slightly in 2014 compared to 2013 due primarily to higher average outstanding debt balances.
In 2013, total non-operating expense increased by $49 compared to 2012, primarily due to an increase in interest expense of $40 due to higher average outstanding debt balances and interest rates, as well as the write-off of $6 in deferred financing fees, all of which were associated with the refinancing transactions in early 2013. Other non-operating expense, net increased by $3, from income of $1 to an expense of $2, due to other financing fees related to the refinancing transactions in early 2013 which were expensed as incurred in 2013.
Income Tax Expense (Benefit)
In 2014, income tax expense decreased by $323 compared to 2013. In 2014, the Company recognized income tax expense of $26 primarily as a result of income from certain foreign operations. Losses in the United States and certain foreign jurisdictions had no impact on income tax expense, as no tax benefit was recognized due to these jurisdictions being in a full valuation allowance position.

In 2013, income tax expense increased by $733, from a benefit of $384 to an expense of $349, compared to 2012. In 2013, income tax expense primarily related to the recording of a valuation allowance in the United States, which was driven by several negative factors that occurred in 2013, including negative trends in U.S. business operations, higher interest expense primarily related to the refinancing transactions in early 2013, and an agreement with a foreign tax authority to change certain intercompany agreements that will reduce future income.

Other Comprehensive (Loss) Income
For the year ended December 31, 2014, foreign currency translation negatively impacted other comprehensive income by $61, primarily due to the strengthening of the U.S. dollar against the Australian dollar, Brazilian real, Canadian dollar and euro. For the year ended December 31, 2014, pension and postretirement benefit adjustments negatively impacted other comprehensive income by $77, primarily due to unrecognized actuarial losses driven by a decrease in the discount rate used to calculate our pension liabilities at December 31, 2014, changes in certain mortality and demographic assumptions and unfavorable asset experience. These losses were partially offset by the amortization of unrecognized actuarial losses recorded in prior periods.
For the year ended December 31, 2013, foreign currency translation negatively impacted other comprehensive loss by $13, primarily due to the strengthening of the U.S. dollar against the Australian dollar, Canadian dollar and Brazilian real, partially offset by the weakening of the U.S. dollar against the euro. For the year ended December 31, 2013, pension and postretirement benefit adjustments positively impacted other comprehensive income by $68, primarily due to unrecognized actuarial gains driven by an increase in the discount rate used to calculate our pension liabilities at December 31, 2013, favorable asset experience and the amortization of unrecognized actuarial losses recorded in prior periods.
For the year ended December 31, 2012, foreign currency translation positively impacted other comprehensive loss by $13, primarily due to the weakening of the U.S. dollar against the Australian dollar, Canadian dollar and euro, partially offset by the strengthening of the U.S. dollar against the Brazilian real. For the year ended December 31, 2012, pension and postretirement benefit adjustments negatively impacted other comprehensive loss by $107, primarily due to unrecognized actuarial losses driven by a decrease in the discount rate used to calculate our pension liabilities at December 31, 2012 and unfavorable asset experience.
Results of Operations by Segment
Following are net sales and Segment EBITDA (earnings before interest, income taxes, depreciation and amortization) by reportable segment. Segment EBITDA is defined as EBITDA adjusted for certain non-cash items, other income and expenses and discontinued operations. Segment EBITDA is the primary performance measure used by our senior management, the chief operating decision-maker and the board of directors to evaluate operating results and allocate capital resources among segments. Segment EBITDA is also the profitability measure used to set management and executive incentive compensation goals. Segment EBITDA should not be considered a substitute for net income (loss) or other results reported in accordance with U.S. GAAP. Segment EBITDA may not be comparable to similarly titled measures reported by other companies.

	Year Ended December 31,
	2014	2013	2012
Net Sales(1):
Epoxy, Phenolic and Coating Resins	$3,277	$3,126	$3,022
Forest Products Resins	1,860	1,764	1,734
Total	$5,137	$4,890	$4,756

Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$272	$258	$337
Forest Products Resins	251	231	201
Corporate and Other	(73)	(67)	(48)
Total	$450	$422	$490

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.

2014 vs. 2013 Segment Results
Following is an analysis of the percentage change in sales by segment from 2013 to 2014:

	Volume	Price/Mix	Currency Translation	Total
Epoxy, Phenolic and Coating Resins	6%	(1)%	—%	5%
Forest Products Resins	4%	3%	(2)%	5%
Epoxy, Phenolic and Coating Resins
Net sales in 2014 increased by $151, or 5%, compared to 2013. Higher volumes positively impacted net sales by $199, which were primarily driven by increased demand within our oil field and epoxy specialty businesses. Volume increases in our oil field business were a result of key customer wins and new product development, and increases in volumes in our epoxy specialty business were driven by improving demand in the Asian wind energy market. Pricing had a negative impact of $46, which was primarily due to pricing decreases in our oil field and base epoxy businesses. Price decreases in our oil field business were driven by unfavorable product mix, while an imbalance in supply and demand drove pricing decreases in our base epoxy business. Foreign exchange translation negatively impacted net sales by $2, primarily due to the strengthening of the U.S. dollar against the Canadian dollar, partially offset by the weakening of the U.S. dollar against the euro, in 2014 compared to 2013.

Segment EBITDA in 2014 increased by $14 to $272 compared to 2013. The positive impact of the volume increases discussed above was partially offset by margin compression in certain businesses due to unfavorable product mix and overcapacity in certain markets. Additionally, the positive impact of gains related to a favorable settlement of $8 and the sale of certain intellectual property of $5 were partially offset by the $10 negative impact of force majeure declarations from certain suppliers in our European versatic acid and base epoxy businesses.
Forest Products Resins
Net sales in 2014 increased by $96, or 5%, when compared to 2013. Higher volumes positively impacted sales by $76, and were primarily driven by increases in our North American formaldehyde and Latin American forest products businesses. Volume increases in our North American formaldehyde business were primarily due to customer wins and higher volumes of products used for oil and natural gas treatment. Increases in our Latin American forest products resins business were driven by increases in the furniture, housing construction and industrial markets in this region. Raw material price increases passed through to customers led to pricing increases of $62. Foreign exchange translation negatively impacted net sales by $42, primarily due to the strengthening of the U.S. dollar against the Brazilian real and Canadian dollar, partially offset by the weakening of the U.S. dollar against the Australian dollar, in 2014 compared to 2013.
Segment EBITDA in 2014 increased by $20 to $251 compared to 2013. Segment EBITDA increases were primarily driven by the increase in net sales discussed above, cost control and productivity initiatives, as well as favorable product mix.
Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions, unallocated foreign exchange gains and losses and legacy company costs not allocated to continuing segments. Corporate and Other charges increased by $6 to $73 compared to 2013, primarily due to higher costs to support initiatives in our information technology, human resources and environmental, health and safety functions, as well as increased compensation costs.
 2013 vs. 2012 Segment Results
The table below provides additional detail of the percentage change in sales by segment from 2012 to 2013:

	Volume	Price/Mix	Currency Translation	Scope Changes	Total
Epoxy, Phenolic and Coating Resins	5%	(3)%	1%	—%	3%
Forest Products Resins	3%	4%	(2)%	(3)%	2%
Epoxy, Phenolic and Coating Resins

Net sales in 2013 increased by $104, or 3%, compared to 2012. Higher volumes positively impacted sales by $157. This increase was primarily driven by increased demand within our oil field, specialty epoxy and dispersions businesses. Volume increases in our oil field business were a result of key customer wins and new product development. Increases in volumes in our specialty epoxy business were driven by improving our share of the global wind energy market, and volume increases in our dispersions business were primarily driven by regaining market share. These increases were partially offset by volume decreases in our base epoxy business due to decreased industrial demand, primarily in European region, as well as increased competition from Asian imports. Pricing had a negative impact of $90, which was driven by pricing decreases in portions of our oil field and specialty epoxy businesses, as well as our base epoxy business, due to competitive pressures. Foreign exchange translation positively impacted net sales by $37, primarily due to the weakening of the U.S. dollar against the euro in 2013 compared to 2012.

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
Reconciliation of Segment EBITDA to Net (Loss) Income:

	Year Ended December 31,
	2014	2013	2012
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$272	$258	$337
Forest Products Resins	251	231	201
Corporate and Other	(73)	(67)	(48)
Total	$450	$422	$490

Reconciliation:
Items not included in Segment EBITDA
Asset impairments	$(5)	$(181)	$(23)
Business realignment costs	(47)	(21)	(35)
Integration costs	—	(10)	(12)
Realized and unrealized foreign currency losses	(32)	(2)	(3)
Other	(36)	(35)	(39)
Total adjustments	(120)	(249)	(112)
Loss on extinguishment of debt	—	(6)	—
Interest expense, net	(308)	(303)	(263)
Income tax (expense) benefit	(26)	(349)	384
Depreciation and amortization	(144)	(148)	(153)
Net (loss) income attributable to Hexion Inc.	(148)	(633)	346
Net loss attributable to noncontrolling interest	—	(1)	—
Net (loss) income	$(148)	$(634)	$346
 Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses. For 2014, these items primarily included expenses from retention programs, partially offset by gains on the disposal of assets. For 2013, these items primarily included expenses from retention programs, stock-based compensation expense and transaction costs. For 2012, these items primarily included a charge related to the resolution of a pricing dispute with an unconsolidated joint venture, losses on the disposal of assets and other transaction costs, partially offset by insurance recoveries related to the terminated Huntsman merger.
Business realignment costs for 2014 primarily included expenses from our newly implemented restructuring and cost optimization programs, as well as costs for environmental remediation at certain formerly owned locations. Business realignment costs for 2013 primarily included expenses from minor headcount reduction programs and costs for environmental remediation at certain formerly owned locations. Business realignment costs for 2012 primarily included expenses from the Company’s restructuring and cost optimization programs. Integration costs related primarily to the prior integration of Hexion and MPM.

Liquidity and Capital Resources
We are a highly leveraged company. Our primary sources of liquidity are cash flows generated from operations and availability under our asset-based revolving loan facility (the “ABL Facility”). Our primary liquidity requirements are interest, working capital and capital expenditures.

At December 31, 2014, we had $3,834 of debt, including $99 of short-term debt and capital lease maturities. In addition, at December 31, 2014, we had $487 in liquidity consisting of the following:

•	$156 of unrestricted cash and cash equivalents (of which $133 is maintained in foreign jurisdictions);

•	$7 of short-term investments;

•	$266 of borrowings available under our ABL Facility ($363 borrowing base, less $60 of outstanding borrowings and $37 of outstanding letters of credit); and

•	$58 of time drafts and borrowings available under credit facilities at certain international subsidiaries.
We do not believe there is any risk to funding our liquidity requirements in any particular jurisdiction.
Our net working capital (defined as accounts receivable and inventories less accounts payable) at December 31, 2014 and 2013 was $563 and $478, respectively. A summary of the components of our net working capital as of December 31, 2014 and 2013 is as follows:

	December 31, 2014	% of LTM Net Sales	December 31, 2013	% of LTM Net Sales
Accounts receivable	$591	12%	$601	12%
Inventories	398	7%	360	8%
Accounts payable	(426)	(8)%	(483)	(10)%
Net working capital	$563	11%	$478	10%
The increase in net working capital of $85 from December 31, 2013 was primarily a result of an increase in inventory of $38 primarily driven by increases in sales volumes, as well as inventory builds at the end of 2014 in anticipation of planned maintenance shutdowns in early 2015. Additionally, accounts payable decreased by $57 due to the timing of vendor payments at the end of 2014 and the impact of the strengthening of the U.S. dollar against the euro in late 2014. The overall increase in net working capital was partially offset by a decrease in accounts receivable of $10, which was due to the timing of collections at the end of 2014, as well as the impact of the strengthening of the U.S. dollar against the euro in late 2014. To minimize the impact of net working capital on cash flows, we continue to review inventory safety stock levels, focus on receivable collections by offering incentives to customers to encourage early payment or accelerating receipts through the sale of receivables and negotiate with vendors to contractually extend payment terms whenever possible.
We periodically borrow from the ABL Facility to support our short-term liquidity requirements, particularly when net working capital requirements increase in response to seasonality of our volumes in the summer months. During the year ended December 31, 2014, gross borrowings under the ABL Facility were $369, and as of December 31, 2014, there were $60 of outstanding borrowings under the ABL Facility.
2015 Outlook
The following factors will impact 2015 cash flows:

•	Interest and Income Taxes: We expect cash outflows in 2015 related to interest payments on our debt of $295 and income tax payments estimated at $22.

•
Capital Spending: Capital spending in 2015 is expected to be lower than 2014. While we have certain capital spending commitments related to various expansion and growth projects in our forest products resins and formaldehyde businesses, our capital spending requirements are generally flexible, and we will continue to manage our overall capital plan in the context of our strategic business and financial objectives.

•
Working Capital: We anticipate a decrease in working capital during 2015, as compared to 2014. During the year, we expect an increase in the first half and a decrease in the second half, consistent with historical trends.

We plan to fund these significant outflows with available cash and cash equivalents, cash from operations and, if necessary, through available borrowings under our ABL Facility. Based on our liquidity position as of December 31, 2014, and projections of operating cash flows in 2015, we believe we have the ability to continue as a going concern for the next twelve months.
We remain focused on the ongoing optimization of our business portfolio and growth of our specialty technologies. As part of this strategy, we from time to time evaluate the sale of miscellaneous and idle assets. For example, we completed the $20 sale of our Fremont, California property in the fourth quarter of 2014. We expect to continue to review the opportunistic disposition of miscellaneous and idle assets in 2015.

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
Sources and Uses of Cash
Following are highlights from our Consolidated Statements of Cash Flows for the years ended December 31:

	Year Ended December 31,
	2014	2013	2012
Sources (uses) of cash:
Operating activities	$(50)	$80	$177
Investing activities	(233)	(150)	(138)
Financing activities	69	52	(59)
Effect of exchange rates on cash flow	(9)	(4)	5
Net decrease in cash and cash equivalents	$(223)	$(22)	$(15)
Operating Activities
In 2014, operating activities used $50 of cash. Net loss of $148 included $172 of net non-cash expense items, of which $144 was for depreciation and amortization, $46 related to unrealized foreign currency losses and $5 was for non-cash asset impairments. These items were partially offset by gains on the sale of certain assets of $16 and $2 of deferred tax benefit. Working capital used $123, which was driven by increases in inventory and accounts receivable due to sales volume increases, as well as decreases in accounts payable, driven by the timing of vendor payments. Changes in other assets and liabilities and income taxes payable provided $49 due to the timing of when items were expensed versus paid, which primarily included interest expense, employee retention programs, pension plan contributions and taxes.

In 2013, operating activities provided $80 of cash. Net loss of $634 included $623 of net non-cash expense items, of which $148 was for depreciation and amortization, $322 was for deferred tax expense, $6 was for the loss on extinguishment of debt and $181 was for non-cash asset impairments. These items were partially offset by $31 of unrealized foreign currency gains. Working capital used $3, which was driven by increases in accounts receivable due to sales volume increases, partially offset by increases in accounts payable, driven by the same factors. Inventories decreased as a result of the effort to aggressively manage inventory levels, as well as inventory builds at the end of 2012 in anticipation of planned maintenance shutdowns in early 2013. Changes in other assets and liabilities and income taxes payable provided $94 due to the timing of when items were expensed versus paid, which primarily included interest expense, employee retention programs, pension plan contributions, taxes and restructuring expenses.

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
Investing Activities
In 2014, investing activities used $233. We spent $183 for capital expenditures, which primarily related to plant expansions and improvements, as well as maintenance-related capital expenditures. We also used cash of $52 to purchase a manufacturing facility in Shreveport, Louisiana, and $12 of cash was used to purchase a subsidiary of MPM. The loan extended to Superholdco Finance Corp. (“Finco”) resulted in a $50 decrease in cash, which was offset by the subsequent $50 repayment of the loan by Finco. Additionally, the sale of certain assets provided $20 of cash, and the change in restricted cash used $3.

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
Financing Activities
In 2014, financing activities provided $69. Net-short term debt borrowings were $21, which primarily consisted of net borrowings in certain foreign jurisdictions primarily to fund working capital requirements. Net long-term debt borrowings of $48 primarily consisted of net borrowings under our ABL Facility.

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
Outstanding Debt
Following is a summary of our cash and cash equivalents and outstanding debt at December 31, 2014 and 2013:

	2014	2013
Cash and cash equivalents	$172	$393
Short-term investments	$7	$7

Debt:
ABL Facility	$60	$—
Senior Secured Notes:
6.625% First-Priority Senior Secured Notes due 2020 (includes $6 and $7 of unamortized debt premium at December 31, 2014 and 2013, respectively)	1,556	1,557
8.875% Senior Secured Notes due 2018 (includes $3 and $4 of unamortized debt discount at December 31, 2014 and 2013, respectively)	1,197	1,196
9.00% Second-Priority Senior Secured Notes due 2020	574	574
Debentures:
9.2% debentures due 2021	74	74
7.875% debentures due 2023	189	189
8.375% sinking fund debentures due 2016	40	60
Other Borrowings:
Australia Term Loan Facility due 2017	40	35
Brazilian bank loans	56	58
Capital Leases	9	10
Other	39	21
Total	$3,834	$3,774

Covenant Compliance
The instruments that govern our indebtedness contain, among other provisions, restrictive covenants (and incurrence tests in certain cases) regarding indebtedness, dividends and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and, in the case of our ABL Facility, the maintenance of a financial ratio (depending on certain conditions). Payment of borrowings under the ABL Facility and our notes may be accelerated if there is an event of default as determined under the governing debt instrument. Events of default under the credit agreement governing our ABL Facility includes the failure to pay principal and interest when due, a material breach of representations or warranties, most covenant defaults, events of bankruptcy and a change of control. Events of default under the indentures governing our notes include the failure to pay principal and interest, a failure to comply with covenants, subject to a 30-day grace period in certain instances, and certain events of bankruptcy.
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
Our ABL Facility, which is subject to a borrowing base, replaced our senior secured credit facilities in March 2013. The ABL Facility does not have any financial maintenance covenant other than a minimum fixed charge coverage ratio of 1.0 to 1.0 that would only apply if our availability under the ABL Facility at any time is less than the greater of (a) $40 and (b) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time. The fixed charge coverage ratio under the credit agreement governing the ABL Facility is generally defined as the ratio of (a) Adjusted EBITDA minus non-financed capital expenditures and cash taxes to (b) debt service plus cash interest expense plus certain restricted payments, each measured on an LTM basis. At December 31, 2014, our availability under the ABL Facility exceeded such levels; therefore, the minimum fixed charge coverage ratio did not apply.
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
As of December 31, 2014, we were in compliance with all covenants that govern the ABL Facility. We believe that a default under the ABL Facility is not reasonably likely to occur in the foreseeable future.

Reconciliation of Last Twelve Months Net Loss to Adjusted EBITDA
The following table reconciles Net loss to EBITDA and Adjusted EBITDA, and calculates the ratio of Adjusted EBITDA to Fixed Charges as calculated under certain of our indentures for the period presented:

Year Ended December 31, 2014
Net loss	$(148)
Interest expense, net	308
Income tax expense	26
Depreciation and amortization	144
EBITDA	330
Adjustments to EBITDA:
Asset impairments	5
Business realignment costs (1)	47
Realized and unrealized foreign currency losses	32
Other (2)	50
Cost reduction programs savings (3)	30
Pro forma EBITDA adjustment for acquisition (4)	11
Adjusted EBITDA	$505
Pro forma fixed charges (5)	$295
Ratio of Adjusted EBITDA to Fixed Charges (6)	1.71

(1)	Represents headcount reduction expenses and plant rationalization costs related to cost reduction programs and other costs associated with business realignments.

(2)
Primarily includes pension expense related to formerly owned businesses, business optimization expenses, management fees, retention program costs, stock-based compensation, and realized and unrealized foreign exchange and derivative activity.

(3)
Represents pro forma impact of in-process cost reduction programs savings. Cost reduction program savings represent the unrealized headcount reduction savings and plant rationalization savings related to cost reduction programs and other unrealized savings associated with the Company’s business realignments activities, and represent our estimate of the unrealized savings from such initiatives that would have been realized had the related actions been completed at the beginning of the period presented. The savings are calculated based on actual costs of exiting headcount and elimination or reduction of site costs.

(4)
Reflects pro forma impact of the acquisition of a manufacturing facility in Shreveport, Louisiana in early 2014, and represents our estimate of incremental annualized EBITDA when the facility is operating at full capacity, as well as related synergies.

(5)	Reflects pro forma interest expense based on interest rates at December 31, 2014.

(6)
The Company’s ability to incur additional indebtedness, among other actions, is restricted under the indentures governing certain notes, unless the Company has an Adjusted EBITDA to Fixed Charges ratio of 2.0 to 1.0. As of December 31, 2014, we did not satisfy this test. As a result, we are subject to restrictions on our ability to incur additional indebtedness or to make investments; however, there are exceptions to these restrictions, including exceptions that permit indebtedness under the ABL Facility (available borrowings of which were $266 at December 31, 2014).

Contractual Obligations
The following table presents our contractual cash obligations at December 31, 2014. Our contractual cash obligations consist of legal commitments at December 31, 2014 that require us to make fixed or determinable cash payments, regardless of the contractual requirements of the specific vendor to provide us with future goods or services. This table does not include information about most of our recurring purchases of materials used in our production; our raw material purchase contracts do not meet this definition since they generally do not require fixed or minimum quantities. Contracts with cancellation clauses are not included, unless a cancellation would result in a major disruption to our business. For example, we have contracts for information technology support that are cancelable, but this support is essential to the operation of our business and administrative functions; therefore, amounts payable under these contracts are included. These contractual obligations are grouped in the same manner as they are classified in the Consolidated Statements of Cash Flows in order to provide a better understanding of the nature of the obligations.

	Payments Due By Year
Contractual Obligations	2015	2016	2017	2018	2019	2020 and beyond	Total
Operating activities:
Purchase obligations (1)	$276	$287	$61	$53	$53	$160	$890
Interest on fixed rate debt obligations	272	266	232	150	143	444	1,507
Interest on variable rate debt obligations (2)	5	3	3	—	—	—	11
Operating lease obligations	35	30	22	16	8	17	128
Funding of pension and other postretirement obligations (3)	32	24	24	34	34	—	148
Financing activities:
Long-term debt, including current maturities	98	34	42	1,261	—	2,387	3,822
Capital lease obligations	1	1	1	1	1	4	9
Total	$719	$645	$385	$1,515	$239	$3,012	$6,515

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

(2)	Based on applicable interest rates in effect at December 31, 2014.

(3)
Pension and other postretirement contributions have been included in the above table for the next five years. These amounts include estimated benefit payments to be made for unfunded foreign defined benefit pension plans as well as estimated contributions to our funded defined benefit plans. The assumptions used by our actuaries in calculating these projections includes a weighted average annual return on pension assets of approximately 6% for the years 2015 – 2019 and the continuation of current law and plan provisions. These estimated payments may vary based on the actual return on our plan assets or changes in current law or plan provisions. See Note 10 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for more information on our pension and postretirement obligations.

The table above excludes payments for income taxes and environmental obligations since, at this time, we cannot determine either the timing or the amounts of all payments beyond 2014. At December 31, 2014, we recorded unrecognized tax benefits and related interest and penalties of $100. We estimate that we will pay approximately $22 in 2015 for U.S. Federal, state and international income taxes. We expect non-capital environmental expenditures for 2015 through 2019 totaling $15. See Notes 9 and 14 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on 10-K for more information on these obligations.
Off Balance Sheet Arrangements
We had no off-balance sheet arrangements as of December 31, 2014.
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
Our most critical accounting policies, which reflect significant management estimates and judgment to determine amounts in our audited Consolidated Financial Statements, are as follows:
Environmental Remediation and Restoration Liabilities
Accruals for environmental matters are recorded when we believe that it is probable that a liability has been incurred and we can reasonably estimate the amount of the liability. We have accrued $62 and $42 at December 31, 2014 and 2013, respectively, for all probable environmental remediation and restoration liabilities, which is our best estimate of these liabilities. Based on currently available information and analysis, we believe that it is reasonably possible that the costs associated with these liabilities may fall within a range of $49 to $96. This estimate of the range of reasonably possible costs is less certain than the estimates that we make to determine our reserves. To establish the upper limit of this range, we used assumptions that are less favorable to Hexion among the range of reasonably possible outcomes, but we did not assume that we would bear full responsibility for all sites to the exclusion of other potentially responsible parties.
Some of our facilities are subject to environmental indemnification agreements, where we are generally indemnified against damages from environmental conditions that occurred or existed before the closing date of our acquisition of the facility, subject to certain limitations. In other cases we have sold facilities subject to an environmental indemnification agreement pursuant to which we retain responsibility for certain environmental conditions that occurred or existed before the closing date of the sale of the facility.

Income Tax Assets and Liabilities and Related Valuation Allowances
At December 31, 2014 and 2013, we had valuation allowances of $588 and $518, respectively, against our deferred income tax assets. At December 31, 2014, we had a $412 valuation allowance against all of our net U.S. federal and state deferred income tax assets, as well as a valuation allowance of $176 against a portion of our net foreign deferred income tax assets, primarily in Germany and the Netherlands. At December 31, 2013, we had a $364 valuation allowance against all of our net U.S. federal and state deferred income tax assets, as well as a valuation allowance of $154 against a portion of our net foreign deferred income tax assets, primarily in Germany and the Netherlands. The valuation allowances require an assessment of both negative and positive evidence, such as operating results during the most recent three-year period. This evidence is given more weight than our expectations of future profitability, which are inherently uncertain.
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
In 2014, our losses in the U.S. and certain foreign operations in recent periods represented sufficient negative evidence to require a full valuation allowance against the net federal, state, and certain foreign deferred tax assets. We intend to maintain a valuation allowance against the net deferred tax assets until sufficient positive evidence exists to support the realization of such assets.
The accounting guidance for uncertainty in income taxes is recognized in the financial statements. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in its tax return. We also apply the guidance relating to de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
The calculation of our income tax liabilities involves dealing with uncertainties in the application of complex domestic and foreign income tax regulations. Unrecognized tax benefits are generated when there are differences between tax positions taken in a tax return and amounts recognized in the Consolidated Financial Statements. Tax benefits are recognized in the Consolidated Financial Statements when it is more likely than not that a tax position will be sustained upon examination. Tax benefits are measured as the largest amount of benefit that is greater than 50% likely to be realized upon settlement. To the extent we prevail in matters for which liabilities have been established, or are required to pay amounts in excess of our liabilities, our effective income tax rate in a given period could be materially impacted. An unfavorable income tax settlement may require the use of cash and result in an increase in our effective income tax rate in the year it is resolved. A favorable income tax settlement would be recognized as a reduction in the effective income tax rate in the year of resolution. At December 31, 2014 and 2013, we recorded unrecognized tax benefits and related interest and penalties of $100 and $101, respectively.

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
We have elected to use the five-year smoothing method in the calculation of the market-related value of plan assets, which is used in the calculation of pension expense, as well as to establish the corridor used to determine amortization of unrecognized actuarial gains and losses. This method, which reduces the impact of market volatility on pension expense can result in significant differences in pension expense versus calculating expense based on the fair value of plan assets at the beginning of the period. At December 31, 2014, the market-related value of our plan assets was $516 versus fair value of $581. Using the market-related value of assets to calculate 2014 pension expense will increase the expense by $9.
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
The following table presents the sensitivity of our projected pension benefit obligation (“PBO”), accumulated benefit obligation (“ABO”), deficit (“Deficit”) and 2015 pension expense to the following changes in key assumptions:

	Increase / (Decrease) at			Increase / (Decrease)
	December 31, 2014
	PBO	ABO	Deficit	2015 Expense
Assumption:
Increase in discount rate of 0.5%	$(74)	$(66)	$77	$(1)
Decrease in discount rate of 0.5%	67	62	(64)	2
Increase in estimated return on assets of 1.0%	N/A	N/A	N/A	(5)
Decrease in estimated return on assets of 1.0%	N/A	N/A	N/A	5
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
As of October 1, 2014, the estimated fair value of each of our reporting units was deemed to be substantially in excess of the carrying amount of assets and liabilities assigned to each unit. A 20% decrease in the EBITDA multiple or a 20% increase in the interest rate used to calculate the discounted cash flows would not result in any of our reporting units failing the first step of the goodwill impairment analysis.
As of October 1, 2013, due to the Company significantly lowering its forecast of estimated earnings and cash flows for its epoxy reporting unit from those previously projected due to sustained overcapacity in the epoxy resins market throughout 2013 and increased competition from Asian imports, both of which resulted in a significant decrease in earnings and cash flows in the epoxy reporting unit in the fourth quarter of 2013, as well as continued expected overcapacity in the epoxy resins market, the estimated fair value of the epoxy reporting unit was significantly less than the carrying value of the net assets of the reporting unit. In estimating the fair value of the epoxy reporting unit, management relied solely on its discounted cash flow model income approach. This was due to management’s belief that the reporting unit’s EBITDA, a key input under the market approach, was not representative and consistent with the reporting unit’s historical performance and long-term outlook and therefore, was not consistent with assumptions that a market participant would use in determining the fair value of the reporting unit. To measure the amount of the goodwill impairment, management allocated the estimated fair value of the reporting unit to the reporting unit’s assets and liabilities. As a result of this allocation, management estimated that the implied fair value of the epoxy reporting unit’s goodwill was $0. As such, the entire epoxy reporting unit’s goodwill balance of $57 was impaired during the fourth quarter of 2013. Key assumptions used in the determination of the fair value of the epoxy reporting unit’s assets included estimated replacement costs for similar long-lived assets and projections of future revenues over a multi-year period. A 20% decrease in the estimated fair value of the epoxy reporting unit’s assets would not have resulted in an estimated implied fair value of goodwill greater than $0.

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
Newly Issued Accounting Standards
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
Newly Adopted Accounting Standards
In November, 2014, the FASB issued Accounting Standards Board Update No. 2014-17: Business Combinations - Pushdown Accounting (“ASU 2014-17”). ASU 2014-17 provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. This new guidance became effective on November 18, 2014. The requirements of ASU 2014-17 did not have any impact on our financial statements.

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
Foreign Exchange Risk
Our international operations accounted for approximately 57% of our sales in 2014 and 2013. As a result, we have significant exposure to foreign exchange risk on transactions that can potentially be denominated in many foreign currencies. These transactions include foreign currency denominated imports and exports of raw materials and finished goods (both intercompany and third party) and loan repayments. The functional currency of our operating subsidiaries is the related local currency.
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
A 5% strengthening of the U.S. dollar against the primary currencies in which we conduct our non-U.S. operations in 2015 would generate an approximate $130 negative impact to our estimated net sales. Conversely, a 5% weakening of the U.S. dollar against the same currencies would benefit our estimated net sales by an equal amount.
Interest Rate Risk
From time to time we have been a party to various interest rate swap agreements that are designed to offset the cash flow variability that is associated with interest rate fluctuations on our variable rate debt. The fair values of these swaps are determined by using estimated market values. Under interest rate swaps, we agree with other parties to exchange at specified intervals the difference between the fixed rate and floating rate interest amounts that are calculated from the agreed notional principal amount.
As a result of the refinancing transactions in 2013, we have effectively fixed the interest rate on 97% of our outstanding debt, thus significantly decreasing our exposure to interest rate risk. Assuming the amount of our variable debt remains the same, an increase of 1% in the interest rates on our variable rate debt would increase our 2015 estimated debt service requirements by approximately $2.

Following is a summary of our outstanding debt as of December 31, 2014 and 2013 (see Note 7 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for additional information on our debt). The fair value of our publicly held debt is based on the price at which the bonds are traded or quoted at December 31, 2014 and 2013. All other debt fair values are based on other similar financial instruments, or based upon interest rates that are currently available to us for the issuance of debt with similar terms and maturities.

	2014			2013
Year	Debt Maturities	Weighted Average Interest Rate	Fair Value	Debt Maturities	Weighted Average Interest Rate	Fair Value
2014				$109	7.9%	$109
2015	$99	7.7%	$97	30	7.9%	30
2016	35	7.7%	34	29	7.9%	29
2017	43	7.7%	43	9	7.9%	9
2018	1,262	7.6%	1,130	1,202	7.7%	1,248
2019	1	7.4%	1	1	7.4%	1
2020 and beyond	2,391	7.3%	2,090	2,391	7.3%	2,404
	$3,831		$3,395	$3,771		$3,830

We do not use derivative financial instruments in our investment portfolios. Our cash equivalent investments and short-term investments are made in instruments that meet the credit quality standards that are established in our investment policies, which also limits the exposure to any one investment. At December 31, 2014 and 2013, we had $53 and $37, respectively, invested at average rates of 2.8% and 4.9%, respectively, primarily in interest-bearing time deposits. Due to the short maturity of our cash equivalents, the carrying value of these investments approximates fair value. Our short-term investments are recorded at cost which approximates fair value. Our interest rate risk is not significant; a 1% increase or decrease in interest rates on invested cash would not have had a material effect on our net income or cash flows for the years ended December 31, 2014 and 2013.
Commodity Risk
We are exposed to price risks on raw material purchases, most significantly with phenol, methanol, urea, acetone, propylene and chlorine. For our commodity raw materials, we have purchase contracts that have periodic price adjustment provisions. Commitments with certain suppliers, including our phenol and urea suppliers, provide up to 100% of our estimated requirements but also provide us with the flexibility to purchase a certain portion of our needs in the spot market, when it is favorable to us. We rely on long-term agreements with key suppliers for most of our raw materials. The loss of a key source of supply or a delay in shipments could have an adverse effect on our business. Should any of our suppliers fail to deliver or should any key long-term supply contracts be cancelled, we would be forced to purchase raw materials in the open market, and no assurances can be given that we would be able to make these purchases or make them at prices that would allow us to remain competitive. Our largest supplier provided approximately 10% of our raw material purchases in 2014, and we could incur significant time and expense if we had to replace this supplier. In addition, several feedstocks at various facilities are transported through a pipeline from one supplier. If we were unable to receive these feedstocks through these pipeline arrangements, we may not be able to obtain them from other suppliers at competitive prices or in a timely manner. See the discussion about the risk factor on raw materials in Item 1A of Part I of this Annual Report on Form 10-K.
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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEXION INC.
CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $16 and $14, respectively)	$172	$393
Short-term investments	7	7
Accounts receivable (net of allowance for doubtful accounts of $14 and $16, respectively)	591	601
Inventories:
Finished and in-process goods	288	257
Raw materials and supplies	110	103
Other current assets	73	72
Total current assets	1,241	1,433
Investments in unconsolidated entities	48	45
Deferred income taxes (see Note 14)	18	21
Other long-term assets	110	134
Property and equipment:
Land	89	88
Buildings	302	308
Machinery and equipment	2,419	2,427
	2,810	2,823
Less accumulated depreciation	(1,755)	(1,776)
	1,055	1,047
Goodwill (see Note 5)	119	112
Other intangible assets, net (see Note 5)	81	82
Total assets	$2,672	$2,874
Liabilities and Deficit
Current liabilities:
Accounts payable	$426	$483
Debt payable within one year (see Note 7)	99	109
Interest payable	82	83
Income taxes payable (see Note 14)	12	12
Accrued payroll and incentive compensation	67	47
Other current liabilities	135	127
Total current liabilities	821	861
Long-term liabilities:
Long-term debt (see Note 7)	3,735	3,665
Long-term pension and postretirement benefit obligations (see Note 10)	278	234
Deferred income taxes (see Note 14)	19	21
Other long-term liabilities	171	163
Total liabilities	5,024	4,944
Commitments and contingencies (see Notes 7 and 9)
Deficit
Common stock—$0.01 par value; 300,000,000 shares authorized, 170,605,906 issued and 82,556,847 outstanding at December 31, 2014 and 2013	1	1
Paid-in capital	526	522
Treasury stock, at cost—88,049,059 shares	(296)	(296)
Accumulated other comprehensive loss	(159)	(21)
Accumulated deficit	(2,423)	(2,275)
Total Hexion Inc. shareholder’s deficit	(2,351)	(2,069)
Noncontrolling interest	(1)	(1)
Total deficit	(2,352)	(2,070)
Total liabilities and deficit	$2,672	$2,874
See Notes to Consolidated Financial Statements

HEXION INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In millions)	2014	2013	2012
Net sales	$5,137	$4,890	$4,756
Cost of sales	4,534	4,316	4,160
Gross profit	603	574	596
Selling, general and administrative expense	361	362	322
Asset impairments (see Note 2)	5	181	23
Business realignment costs (see Note 2)	47	21	35
Other operating (income) expense, net	(8)	1	11
Operating income	198	9	205
Interest expense, net	308	303	263
Loss on extinguishment of debt	—	6	—
Other non-operating expense (income), net	32	2	(1)
Loss before income tax and earnings from unconsolidated entities	(142)	(302)	(57)
Income tax expense (benefit) (see Note 14)	26	349	(384)
(Loss) income before earnings from unconsolidated entities	(168)	(651)	327
Earnings from unconsolidated entities, net of taxes	20	17	19
Net (loss) income	(148)	(634)	346
Net loss attributable to noncontrolling interest	—	1	—
Net (loss) income attributable to Hexion Inc.	$(148)	$(633)	$346
See Notes to Consolidated Financial Statements

HEXION INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
(In millions)	2014	2013	2012
Net (loss) income	$(148)	$(634)	$346
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(61)	(13)	13
(Loss) gain recognized from pension and postretirement benefits	(77)	68	(108)
Net gain from cash flow hedge activity	—	1	—
Other comprehensive (loss) income	(138)	56	(95)
Comprehensive (loss) income	(286)	(578)	251
Comprehensive loss attributable to noncontrolling interest	—	1	1
Comprehensive (loss) income attributable to Hexion Inc.	$(286)	$(577)	$252
See Notes to Consolidated Financial Statements

HEXION INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2014	2013	2012
Cash flows (used in) provided by operating activities
Net (loss) income	$(148)	$(634)	$346
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	144	148	153
Loss on extinguishment of debt	—	6	—
Deferred tax (benefit) expense	(2)	322	(394)
Non-cash asset impairments and accelerated depreciation	5	181	31
Unrealized foreign currency losses (gains)	46	(31)	16
(Gain) loss on sale of assets	(16)	1	10
Other non-cash adjustments	(5)	(4)	(2)
Net change in assets and liabilities:
Accounts receivable	(27)	(71)	35
Inventories	(63)	9	(10)
Accounts payable	(33)	59	44
Income taxes payable	4	6	(6)
Other assets, current and non-current	26	11	43
Other liabilities, current and non-current	19	77	(89)
Net cash (used in) provided by operating activities	(50)	80	177
Cash flows (used in) provided by investing activities
Capital expenditures	(183)	(144)	(133)
Capitalized interest	—	(1)	—
Acquisition of businesses	(64)	—	—
(Purchases of) proceeds from sale of debt securities, net	(1)	(3)	2
Change in restricted cash	(3)	4	(15)
Disbursement of affiliated loan	(50)	—	—
Repayment of affiliated loan	50	—	—
Funds remitted to unconsolidated affiliates, net	(2)	(13)	(3)
Proceeds from sale of assets	20	7	11
Net cash used in investing activities	(233)	(150)	(138)
Cash flows provided by (used in) financing activities
Net short-term debt borrowings (repayments)	21	15	(7)
Borrowings of long-term debt	391	1,135	453
Repayments of long-term debt	(343)	(1,058)	(487)
Repayments of affiliated debt	—	—	(2)
Repayment of advance from affiliates (See Note 4)	—	—	(7)
Capital contribution from parent (see Note 4)	—	—	16
Long-term debt and credit facility financing fees	—	(40)	(14)
Common stock dividends paid	—	—	(11)
Net cash provided by (used in) financing activities	69	52	(59)
Effect of exchange rates on cash and cash equivalents	(9)	(4)	5
Decrease in cash and cash equivalents	(223)	(22)	(15)
Cash and cash equivalents (unrestricted) at beginning of year	379	401	416
Cash and cash equivalents (unrestricted) at end of year	$156	$379	$401
Supplemental disclosures of cash flow information
Cash paid for:
Interest, net	$297	$275	$250
Income taxes, net of cash refunds	29	2	17
Non-cash financing activities:
Non-cash issuance of debt in exchange for loans of parent (see Note 4)	$—	$200	$—
Non-cash distribution declared to parent (see Note 4)	—	208	—
Settlement of note receivable from parent (see Note 4)	—	24	—
Non-cash capital contribution from parent (see Note 4)	—	—	218
See Notes to Consolidated Financial Statements

HEXION INC.
CONSOLIDATED STATEMENTS OF DEFICIT

(In millions)	Common Stock	Paid-in Capital	Treasury Stock	Note Receivable From Parent	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Hexion Inc. Deficit	Non-controlling Interest	Total
Balance at December 31, 2011	$1	$533	$(296)	$(24)	$17	$(1,988)	$(1,757)	$1	$(1,756)
Net income	—	—	—	—	—	346	346	—	346
Other comprehensive loss	—	—	—	—	(94)	—	(94)	(1)	(95)
Stock-based compensation expense (see Note 12)	—	4	—	—	—	—	4	—	4
Capital contribution from parent (see Note 4)	—	218	—	—	—	—	218	—	218
Distribution declared to parent ($0.02 per share)	—	(3)	—	—	—	—	(3)	—	(3)
Balance at December 31, 2012	1	752	(296)	(24)	(77)	(1,642)	(1,286)	—	(1,286)
Net loss	—	—	—	—	—	(633)	(633)	(1)	(634)
Other comprehensive income	—	—	—	—	56	—	56	—	56
Stock-based compensation expense (see Note 12)	—	3	—	—	—	—	3	—	3
Distribution declared to parent ($0.01 per share)	—	(1)	—	—	—	—	(1)	—	(1)
Settlement of note receivable from parent (see Note 4)	—	(24)	—	24	—	—	—	—	—
Non-cash distribution declared to parent ($2.52 per share) (see Note 4)	—	(208)	—	—	—	—	(208)	—	(208)
Balance at December 31, 2013	1	522	(296)	—	(21)	(2,275)	(2,069)	(1)	(2,070)
Net loss	—	—	—	—	—	(148)	(148)	—	(148)
Other comprehensive loss	—	—	—	—	(138)	—	(138)	—	(138)
Stock-based compensation expense (see Note 12)	—	1	—	—	—	—	1	—	1
Purchase of business from related party under common control (see Note 4)	—	3	—	—	—	—	3	—	3
Balance at December 31, 2014	$1	$526	$(296)	$—	$(159)	$(2,423)	$(2,351)	$(1)	$(2,352)

See Notes to Consolidated Financial Statements

HEXION INC.
Notes to Consolidated Financial Statements
(In millions, except share data)
1. Background and Basis of Presentation
Based in Columbus, Ohio, Hexion Inc. (“Hexion” or the “Company”) (formerly known as Momentive Specialty Chemicals Inc.), serves global industrial markets through a broad range of thermoset technologies, specialty products and technical support for customers in a diverse range of applications and industries. At December 31, 2014, Company had 63 production and manufacturing facilities, with 27 located in the United States. The Company’s business is organized based on the products offered and the markets served. At December 31, 2014, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins.
The Company’s direct parent is Hexion LLC (formerly known as Momentive Specialty Chemicals Holdings LLC), a holding company and wholly owned subsidiary of Hexion Holdings LLC (formerly known as Momentive Performance Materials Holdings LLC, “Hexion Holdings”), the ultimate parent entity of Hexion. Hexion Holdings is controlled by investment funds managed by affiliates of Apollo Management Holdings, L.P. (together with Apollo Global Management, LLC and its subsidiaries, “Apollo”). Apollo may also be referred to as the Company’s owner.
As of December 31, 2014, the Company has elected not to apply push-down accounting of its parent’s basis as a result of the prior combination of Hexion and Momentive Performance Materials Inc. (“MPM”), a former subsidiary of Hexion Holdings, because it is a public reporting registrant as a result of significant public debt that was outstanding before and after such combination.
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
The Company has recorded a noncontrolling interest for the equity interests in consolidated subsidiaries that are not 100% owned.
The Company’s unconsolidated investments accounted for under the equity method of accounting include the following:

•	50% ownership interest in HA International, Inc., (“HAI”) a joint venture that manufactures foundry resins in the United States;

•	49.99% interest in Hexion UV Coatings (Shanghai) Co., Ltd, a joint venture that manufactures UV-curable coatings and adhesives in China;

•	50% ownership interest in Hexion Shchekinoazot B.V. a joint venture that manufactures forest products resins in Russia;

•	49% ownership interest in Sanwei Hexion Chemicals Company Limited, a joint venture that manufactures versatic acid derivatives in China;

•	50% ownership interest in Momentive Union Specialty Chemicals Ltd, a joint venture that manufactures phenolic specialty resins in China;

•	50% ownership interest in Hexion Australia Pty Ltd, a joint venture which provides urea formaldehyde resins and other products to industrial customers in western Australia; and

•	50% ownership interest in MicroBlend Columbia, SAS, a joint venture that distributes custom point-of-sale paint mixing systems and paint bases to consumer retail stores in Latin America.
Foreign Currency Translations and Transactions—Assets and liabilities of foreign affiliates are translated at the exchange rates in effect at the balance sheet date. Income, expenses and cash flows are translated at average exchange rates during the year. The Company recognized transaction losses of $33, $2 and $1 for the years ended December 31, 2014, 2013 and 2012, respectively, which are included as a component of “Net (loss) income.” In addition, gains or losses related to the Company’s intercompany loans payable and receivable denominated in a foreign currency other than the subsidiary’s functional currency that are deemed to be permanently invested are remeasured to cumulative translation and recorded in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets. The effect of translation is included in “Accumulated other comprehensive loss.”

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and also the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, it requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. The most significant estimates that are included in the financial statements are environmental remediation liabilities, legal liabilities, deferred tax assets and liabilities and related valuation allowances, income tax accruals, pension and postretirement assets and liabilities, valuation allowances for accounts receivable and inventories, general insurance liabilities, asset impairments and fair values of assets acquired and liabilities assumed in business acquisitions. Actual results could differ from these estimates.
 Cash and Cash Equivalents—The Company considers all highly liquid investments that are purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2014 and 2013, the Company had interest-bearing time deposits and other cash equivalent investments of $46 and $29, respectively. These amounts are included in the Consolidated Balance Sheets as a component of “Cash and cash equivalents.”
Investments—Investments with original maturities greater than 90 days but less than one year are included in the Consolidated Balance Sheets as “Short-term investments.” At both December 31, 2014 and 2013, the Company had Brazilian real denominated U.S. dollar index investments of $7. These investments, which are classified as held-to-maturity securities, are recorded at cost, which approximates fair value.
Allowance for Doubtful Accounts—The allowance for doubtful accounts is estimated using factors such as customer credit ratings and past collection history. Receivables are charged against the allowance for doubtful accounts when it is probable that the receivable will not be collected.
Inventories—Inventories are stated at lower of cost or market using the first-in, first-out method. Costs include direct material, direct labor and applicable manufacturing overheads, which are based on normal production capacity. Abnormal manufacturing costs are recognized as period costs and fixed manufacturing overheads are allocated based on normal production capacity. An allowance is provided for excess and obsolete inventories based on management’s review of inventories on-hand compared to estimated future usage and sales. Inventories in the Consolidated Balance Sheets are presented net of an allowance for excess and obsolete inventory of $8 at both December 31, 2014 and 2013.
Deferred Expenses—Deferred debt financing costs are included in “Other long-term assets” in the Consolidated Balance Sheets and are amortized over the life of the related debt or credit facility using the effective interest method. Upon extinguishment of any debt, the related debt issuance costs are written off. At December 31, 2014 and 2013, the Company’s unamortized deferred financing costs were $66 and $78, respectively.
Property and Equipment—Land, buildings and machinery and equipment are stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of properties (the average estimated useful lives for buildings and machinery and equipment are 20 years and 15 years, respectively). Assets under capital leases are amortized over the lesser of their useful life or the lease term. Major renewals and betterments are capitalized. Maintenance, repairs, minor renewals and turnarounds (periodic maintenance and repairs to major units of manufacturing facilities) are expensed as incurred. When property and equipment is retired or disposed of, the asset and related depreciation are removed from the accounts and any gain or loss is reflected in operating income. The Company capitalizes interest costs that are incurred during the construction of property and equipment. Depreciation expense was $130, $135 and $140 for the years ended December 31, 2014, 2013 and 2012, respectively. Additionally, for the year ended December 31, 2014, approximately $7 of capital expenditures was included in “Accounts payable” in the Consolidated Statements of Cash Flows as a non-cash investing activity.
Capitalized Software—The Company capitalizes certain costs, such as software coding, installation and testing, that are incurred to purchase or create and implement computer software for internal use. Amortization is recorded on the straight-line basis over the estimated useful lives, which range from 1 to 5 years.
Goodwill and Intangibles—The excess of purchase price over net tangible and identifiable intangible assets of businesses acquired is carried as “Goodwill” in the Consolidated Balance Sheets. Separately identifiable intangible assets that are used in the operations of the business (e.g., patents and technology, tradenames, customer lists and contracts) are recorded at cost (fair value at the time of acquisition) and reported as “Other intangible assets, net” in the Consolidated Balance Sheets. Costs to renew or extend the term of identifiable intangible assets are expensed as incurred. The Company does not amortize goodwill. Intangible assets with determinable lives are amortized on a straight-line basis over the shorter of the legal or useful life of the assets, which range from 1 to 30 years (see Note 5).
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

Long-Lived and Amortizable Intangible Assets
During the years ended December 31, 2014, 2013 and 2012, the Company recorded long-lived asset impairments of $5, $124 and $23, respectively, which are included in “Asset impairments” in the Consolidated Statements of Operations (see Note 6).
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
As of October 1, 2014, the estimated fair value of each of the Company’s reporting units was deemed to be substantially in excess of the carrying amount of assets (including goodwill) and liabilities assigned to each reporting unit.
In the fourth quarter of 2013, the Company significantly lowered its forecast of estimated earnings and cash flows for its epoxy reporting unit from those previously projected. This was due to sustained overcapacity in the epoxy resins market throughout 2013 and increased competition from Asian imports, both of which resulted in a significant decrease in earnings and cash flows in the epoxy reporting unit in the fourth quarter of 2013, as well as continued expected overcapacity in the epoxy resins market in 2014. As a result of these facts and circumstances, and in conjunction with the Company’s annual goodwill impairment test performed in the fourth quarter of 2013, the Company recognized a goodwill impairment charge of $57 in the epoxy reporting unit within the Company’s Epoxy, Phenolic and Coating Resins segment. This impairment charge is included in “Asset impairments” in the Consolidated Statements of Operations. The fair value of the epoxy reporting unit was determined based on an income approach, consisting of a discounted cash flow model which includes projections of revenues, operating expenses, working capital investment and capital spending over a multi-year period. A weighted average cost of capital was used as a discount rate and applied to these estimated cash flows to arrive at an estimated fair value of the reporting unit (see Notes 5 and 6).
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
Legal Claims and Costs—The Company accrues for legal claims and costs in the period in which a claim is made or an event becomes known, if the amounts are probable and reasonably estimable. Each claim is assigned a range of potential liability and the most likely amount is accrued. If there is no amount in the range of potential liability that is most likely, the low end of the range is accrued. The amount accrued includes all costs associated with the claim, including settlements, assessments, judgments and fines. Legal fees are expensed as incurred (see Note 9).
Environmental Matters—Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Environmental accruals are reviewed on a quarterly basis and as events and developments warrant (see Note 9).
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

Research and Development Costs—Funds are committed to research and development activities for technical improvement of products and processes that are expected to contribute to future earnings. All costs associated with research and development are charged to expense as incurred. Research and development and technical service expense was $72, $73 and $69 for the years ended December 31, 2014, 2013 and 2012, respectively, and is included in “Selling, general and administrative expense” in the Consolidated Statements of Operations.

Business Realignment Costs—The Company incurred “Business realignment costs” totaling $47, $21 and $35 for the years ended December 31, 2014, 2013 and 2012, respectively. For the year ended December 31, 2014, these costs primarily included expenses from the Company’s newly implemented restructuring and cost optimization programs (see Note 3), as well as costs for environmental remediation at certain formerly owned locations. For the year ended December 31, 2013, these costs primarily represent certain environmental expenses related to the Company’s productivity savings programs, as well as other minor headcount reduction programs. For the year ended December 31, 2012, these costs primarily represent expenses to implement productivity savings programs to reduce the Company’s cost structure and align manufacturing capacity with current volume demands, as well as other minor headcount reduction programs.
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
Deferred tax balances are adjusted to reflect tax rates, based on current tax laws, which will be in effect in the years in which temporary differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized (see Note 14).
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
Derivative Financial Instruments—The Company is a party to forward exchange contracts, foreign exchange rate swaps, interest rate swaps, natural gas futures and electricity forward contracts to reduce its cash flow exposure to changes in interest rates and natural gas and electricity prices. The Company does not hold or issue derivative financial instruments for trading purposes. All derivative financial instruments, whether designated as hedging relationships or not, are recorded in the Consolidated Balance Sheets at fair value. If a derivative financial instrument is designated as a fair-value hedge, the changes in the fair value of the derivative financial instrument and the hedged item are recognized in earnings. If the derivative financial instrument is designated as a cash flow hedge, changes in the fair value of the derivative financial instrument are recorded in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets, to the extent effective, and are recognized in the Company’s Consolidated Statements of Operations when the hedged item impacts earnings. The cash flows from derivative financial instruments accounted for as hedges are classified in the same category as the item being hedged in the Consolidated Statements of Cash Flows. The Company documents effectiveness assessments in order to use hedge accounting at each reporting period.
Stock-Based Compensation—Stock-based compensation cost is measured at the grant date based on the fair value of the award which is amortized as expense over the requisite service period on a graded-vesting basis (see Note 12).
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
Subsequent Events—The Company has evaluated events and transactions subsequent to December 31, 2014 through March 10, 2015, the date of issuance of its Consolidated Financial Statements.
Reclassifications—Certain prior period balances have been reclassified to conform with current presentations.
Recently Issued Accounting Standards
Newly Issued Accounting Standards
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
Newly Adopted Accounting Standards
In November, 2014, the FASB issued Accounting Standards Board Update No. 2014-17: Business Combinations - Pushdown Accounting (“ASU 2014-17”). ASU 2014-17 provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. This new guidance became effective on November 18, 2014. The requirements of ASU 2014-17 did not have any impact on the Company’s financial statements.
3. Restructuring
2014 Restructuring Activities
In 2014, in response to an uncertain economic outlook, the Company initiated significant restructuring programs with the intent to optimize its cost structure and bring manufacturing capacity in line with demand. The Company estimates that these restructuring cost activities will occur over the next 18 to 24 months. As of December 31, 2014, the total costs expected to be incurred on restructuring activities are estimated at $19, consisting primarily of workforce reduction costs.
The following table summarizes restructuring information:

Restructuring costs expected to be incurred	$19
Cumulative restructuring costs incurred through December 31, 2014	$13

Accrued liability at December 31, 2013	$—
Restructuring charges	13
Payments	(1)
Accrued liability at December 31, 2014	$12
Workforce reduction costs primarily relate to non-voluntary employee termination benefits and are accounted for under the guidance for nonretirement postemployment benefits or as exit and disposal costs, as applicable. During the year ended December 31, 2014 charges of $13 were recorded in “Business realignment costs” in the Consolidated Statements of Operations. At December 31, 2014, the Company had accrued $12 for restructuring liabilities in “Other current liabilities” in the Consolidated Balance Sheets.

The following table summarizes restructuring information by reporting segment:

	Epoxy, Phenolic and Coating Resins	Forest Products Resins	Corporate and Other	Total
Restructuring costs expected to be incurred	$14	$—	$5	$19
Cumulative restructuring costs incurred through December 31, 2014	$10	$—	$3	$13

Accrued liability at December 31, 2013	$—	$—	$—	$—
Restructuring charges	10	—	3	13
Payments	(1)	—	—	(1)
Accrued liability at December 31, 2014	$9	$—	$3	$12
4. Related Party Transactions
Management Consulting Agreement
The Company is subject to a Management Consulting Agreement with Apollo (the “Management Consulting Agreement”) that renews on an annual basis, unless notice to the contrary is given by either party. Under the Management Consulting Agreement, the Company receives certain structuring and advisory services from Apollo and its affiliates. The Management Consulting Agreement provides indemnification to Apollo, its affiliates and their directors, officers and representatives for potential losses arising from these services. Apollo is entitled to an annual fee equal to the greater of $3 or 2% of the Company’s Adjusted EBITDA. Apollo elected to waive charges of any portion of the annual management fee due in excess of $3 for the years ended December 31, 2014, 2013 and 2012.
During each of the years ended December 31, 2014, 2013 and 2012, the Company recognized expense under the Management Consulting Agreement of $3. This amount is included in “Other operating (income) expense, net” in the Company’s Consolidated Statements of Operations.
Transactions with MPM
Shared Services Agreement
On October 1, 2010, the Company entered into a shared services agreement with MPM (which, from October 1, 2010 through October 24, 2014, was a subsidiary of Hexion Holdings) (the “Shared Services Agreement”). Under this agreement, the Company provides to MPM, and MPM provides to the Company, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The Shared Services Agreement is subject to termination by either the Company or MPM, without cause, on not less than 30 days’ written notice, and expires in October 2015 (subject to one-year renewals every year thereafter; absent contrary notice from either party). The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between the Company and MPM. Pursuant to this agreement, during the years ended December 31, 2014, 2013 and 2012, the Company incurred approximately $131, $121 and $155, respectively, of net costs for shared services and MPM incurred approximately $99, $92 and $148, respectively, of net costs for shared services. Included in the net costs incurred during the years ended December 31, 2014, 2013 and 2012, were net billings from the Company to MPM of $49, $31 and $22, respectively, to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to the applicable allocation percentage. The allocation percentage for 2014 remained unchanged from 2013, which was 57% for the Company and 43% for MPM. The allocation percentage is reviewed at least annually. The Company had accounts receivable from MPM of $9 and $4 as of December 31, 2014 and December 31, 2013, respectively. During the years ended December 31, 2014, 2013 and 2012, the Company realized approximately $4, $6 and $24, respectively, in cost savings as a result of the Shared Services Agreement.

On April 13, 2014, Momentive Performance Materials Holdings Inc. (MPM’s direct parent company), MPM and certain of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On October 24, 2014, in conjunction with MPM’s emergence from Chapter 11 bankruptcy and the consummation of MPM’s plan of reorganization, the Shared Services Agreement was amended to, among other things, (i) exclude the services of certain executive officers, (ii) provide for a transition assistance period at the election of the recipient following termination of the Shared Services Agreement of up to 12 months, subject to one successive renewal period of an additional 60 days and (iii) provide for the use of an independent third-party firm to assist the Shared Services Steering Committee with its annual review of billings and allocations. Additionally, upon emergence from Chapter 11 bankruptcy, MPM paid all previously unpaid amounts to the Company related to the Shared Services Agreement.
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

Prices under the Distribution Agreements are determined by a formula based on the weighted average sales price of the applicable product less a margin. The Master Buy/Sell Agreement and Distribution Agreements have initial terms of 3 years and may be terminated for convenience by either party thereunder upon 30 days' prior notice in the case of the Master/Buy Sell Agreement and upon 90 days' prior notice in the case of the Distribution Agreements. Pursuant to these agreements and other purchase orders, during each of the years ended December 31, 2014 and 2013, the Company sold $1 and less than $1 of products to MPM and purchased $8 and $9, respectively. As of December 31, 2014 and 2013, the Company had less than $1 of accounts receivable from MPM and $1 of accounts payable to MPM related to these agreements.

Other Transactions with MPM

In March 2014, the Company entered into a ground lease with a Brazilian subsidiary of MPM to lease a portion of MPM’s manufacturing site in Itatiba, Brazil for purposes of constructing and operating an epoxy production facility. In conjunction with the ground lease, the Company also entered into a site services agreement whereby MPM’s subsidiary provides to the Company various services such as environmental, health and safety, security, maintenance and accounting, amongst others, to support the operation of this new facility. The Company paid less than $1 to MPM under this agreement for the year ended December 31, 2014.

In April 2014, the Company purchased 100% of the interests in MPM’s Canadian subsidiary for a purchase price of approximately $12. As a part of the transaction the Company also entered into a non-exclusive distribution agreement with a subsidiary of MPM, whereby the Company will act as a distributor of certain of MPM’s products in Canada. The agreement has a term of 10 years, and is cancelable by either party with 180 days’ notice. The Company is compensated for acting as distributor at a rate of 2% of the net selling price of the related products sold. Additionally, MPM is providing certain transitional services to the Company subsequent to the transaction date. During the year ended December 31, 2014, the Company purchased approximately $29 of products from MPM under this distribution agreement, and earned $1 from MPM as compensation for acting as distributor of the products. As of December 31, 2014, the Company had $2 of accounts payable to MPM related to the distribution agreement.

As both the Company and MPM shared a common ultimate parent at the time of the transaction, this purchase was accounted for as a transaction under common control as defined in the accounting guidance for business combinations, resulting in the Company recording the net assets of the acquired entity at carrying value. Additionally, the gain on the purchase of $3 was accounted for as a capital contribution, and is reflected as an addition to “Paid-in-Capital” in the Consolidated Balance Sheets. In addition, the Company has recasted its prior period financial statements on a combined basis to reflect the release of the valuation allowance related to the expected realization of deferred tax benefits attributable to MPM’s Canadian subsidiary during the year ended December 31, 2011. This retrospective adjustment to the Company’s Consolidated Financial Statements resulted in a $12 decrease in “Accumulated deficit” as of December 31, 2011.
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
In April 2012, the Company agreed to a settlement with its insurers to recover $10 in proceeds associated with the $225 settlement payment made to Huntsman in 2008. During the year ended December 31, 2012, the Company recognized the $10 settlement, which was recorded net of approximately $2 of fees related to the settlement, and is included in “Other operating (income) expense, net” in the Consolidated Statements of Operations. In July 2012, the Company received approximately $1 from its insurers for reimbursement of expenses incurred in obtaining the recoveries, and remitted to Apollo the remaining $7 of the insurance settlement. Following receipt of the settlement payment, Apollo acknowledged the satisfaction of the Company’s obligations to Apollo with respect to the $225 advance, which was previously recorded as a long-term liability. The remaining $218 was reclassified from a long-term liability to equity as a capital contribution from Apollo during the year ended December 31, 2012.
Preferred Equity Commitment and Issuance
In December 2011, in conjunction with the repayment of a term loan of $100 extended to the Company by certain affiliates of Apollo, Hexion Holdings issued 28,795,935 preferred units and 28,785,935 warrants to purchase common units of Hexion Holdings to affiliates of Apollo for a purchase price of $205 (the “Preferred Equity Issuance”), representing the initial $200 face amount, plus amounts earned from the interim liquidity facilities, less related fees and expenses. Hexion Holdings contributed $189 of the proceeds from the Preferred Equity Issuance to Hexion LLC and Hexion LLC contributed the amount to the Company. As of December 31, 2011, the Company had recognized a capital contribution of $204, representing the total proceeds from the Preferred Equity Issuance, less related fees and expenses. The remaining $16 was held in a reserve account at December 31, 2011 by Hexion Holdings to redeem any additional preferred units from Apollo equal to the aggregate number of preferred units and warrants subscribed for by all other members of Hexion Holdings. In January 2012, the remaining $16 of proceeds held in the reserve account were contributed to the Company.

Purchase of Hexion LLC Debt
In 2009, the Company purchased $180 in face value of the outstanding Hexion LLC PIK Debt Facility for $24, including accrued interest. The loan receivable from Hexion LLC was recorded at its acquisition value of $24 as a reduction of equity in the Consolidated Balance Sheets as Hexion LLC is the Company’s parent. In addition, the Company had not recorded accretion of the purchase discount or interest income as ultimate receipt of these cash flows was under the control of Hexion LLC.
During the year ended December 31, 2013, in conjunction with the refinancing transactions in early 2013 (see Note 7), the loan receivable from Hexion LLC was settled for no consideration at the direction of Hexion LLC. As a result, the Company accounted for the settlement of the loan as a distribution to Hexion LLC of $24, which was recognized in “Paid-in Capital” in the Consolidated Balance Sheets. Additionally, during the year ended December 31, 2013, the Company declared a distribution to Hexion LLC of $208 in connection with the retirement of the outstanding $247 aggregate principal amount of the Hexion LLC’ PIK Facility held by an unaffiliated third party, in conjunction with the refinancing transactions in early 2013.
Purchases and Sales of Products and Services with Affiliates Other than MPM
The Company sells products to various Apollo affiliates other than MPM. These sales were $141, $126 and $36 for the years ended December 31, 2014, 2013 and 2012, respectively. Accounts receivable from these affiliates were $26 and $17 at December 31, 2014 and 2013, respectively. The Company also purchases raw materials and services from various Apollo affiliates other than MPM. These purchases were $31, $31 and $34 for the years ended December 31, 2014, 2013 and 2012, respectively. The Company had accounts payable to these affiliates of $26 and less than $1 at December 31, 2014 and 2013, respectively.
Participation of Apollo Global Securities in Refinancing Transactions
In January 2013, Apollo Global Securities, LLC (“AGS”), an affiliate of Apollo, acted as one of the initial purchasers and received approximately $1 in connection with the sale of an additional $1,100 aggregate principal amount of the Company’s 6.625% First-Priority Senior Secured Notes due 2020. AGS also received $1 in structuring fees in connection with the refinancing transactions in early 2013 (See Note 7).

In March 2012, AGS acted as one of the initial purchasers and received approximately $1 in connection with the sale of $450 aggregate principal amount of the Company’s 6.625% First-Priority Senior Secured Notes due 2020.
Other Transactions and Arrangements
Hexion Holdings purchased insurance policies which cover the Company. Amounts are billed to the Company annually based on the Company’s relative share of the insurance premiums and amortized over the term of the policy. Hexion Holdings billed the Company $13 for the year ended December 31, 2013. The Company had no accounts payable to Hexion Holdings under these arrangements at December 31, 2014 and $4 of accounts payable at December 31, 2013.
The Company sells finished goods to, and purchases raw materials from, its foundry joint venture between the Company and HA-USA Inc. (“HAI”). The Company also provides toll-manufacturing and other services to HAI. The Company’s investment in HAI is recorded under the equity method of accounting, and the related sales and purchases are not eliminated from the Company’s Consolidated Financial Statements. However, any profit on these transactions is eliminated in the Company’s Consolidated Financial Statements to the extent of the Company’s 50% interest in HAI. Sales and services provided to HAI were $107, $104 and $108 for the years ended December 31, 2014, 2013 and 2012, respectively. Accounts receivable from HAI were $8 and $16 at December 31, 2014 and 2013, respectively. Purchases from HAI were $36, $31 and $31 for the years ended December 31, 2014, 2013 and 2012, respectively. The Company had accounts payable to HAI of $2 and $6 at December 31, 2014 and 2013, respectively. Additionally, HAI declared dividends to the Company of $14 and $21 during the years ended December 31, 2014 and 2013, respectively. No amounts remain outstanding related to these previously declared dividends as of December 31, 2014.
The Company’s purchase contracts with HAI represent a significant portion of HAI’s total revenue, and this factor results in the Company absorbing the majority of the risk from potential losses or the majority of the gains from potential returns. However, the Company does not have the power to direct the activities that most significantly impact HAI, and therefore, does not consolidate HAI. The carrying value of HAI’s assets were $53 and $50 at December 31, 2014 and 2013, respectively. The carrying value of HAI’s liabilities were $16 and $15 at December 31, 2014 and 2013, respectively.
In February 2013, the Company and HAI resolved a dispute regarding raw material pricing. As part of the resolution, the Company will provide discounts to HAI on future purchases of dry and liquid resins totaling $16 over a period of three years. The $16 was recorded net of $8 of income during the year ended December 31, 2012, which represented the Company's benefit from the discounts due to its 50% ownership interest in HAI. During the year ended December 31, 2014, the Company issued $5 of discounts to HAI under this agreement. As of December 31, 2014, $7 remained outstanding under this agreement, $5 of which is classified in “Other current liabilities” in the Consolidated Balance Sheets, with the remaining $2 included in “Other long-term liabilities.”
The Company had a loan receivable of $6 from its unconsolidated forest products joint venture in Russia as of December 31, 2014, and royalties receivable of $6 as of December 31, 2013.
As of December 31, 2014, the Company had approximately $11 of cash on deposit as collateral for a loan that was extended by a third party to one of the Company’s unconsolidated joint ventures, which is classified as restricted cash.

In February 2014, the Company made a restricted purpose loan of $50 to Superholdco Finance Corp (“Finco”), a newly formed subsidiary of Hexion Holdings, which was repaid in full during the year ended December 31, 2014. The loan had a maturity date in February 2015, and bore interest at LIBOR plus 3.75% per annum. The loan was fully collateralized by the assets of Finco. On April 7, 2014, Finco entered into an agreement with MPM under which it purchased approximately $51 of accounts receivable from MPM, paying 95% of the proceeds in cash, with the remaining 5% to be paid in cash when the sold receivables were fully collected. The agreement also appointed MPM to act as the servicer of the receivables on behalf of Finco. Interest incurred under the loan agreement was less than $1 for the year ended December 31, 2014.
Finco is deemed to be a VIE, and the Company’s loan to Finco represented a variable interest in Finco. The power to direct the activities that most significantly impact the VIE is shared between the Company and the other related party variable interest entity holder. However, as of December 31, 2014, the Company does not absorb the majority of the risk from potential losses or the majority of the gains from potential returns of the VIE, and therefore, the Company does not consolidate Finco. As of December 31, 2014, the carrying value of both Finco’s assets and liabilities was $0.
5. Goodwill and Intangible Assets
The Company’s gross carrying amount and accumulated impairments of goodwill consist of the following as of December 31, 2014 and 2013:

	2014				2013
	Gross Carrying Amount	Accumulated Impairments	Accumulated Foreign Currency Translation	Net Book Value	Gross Carrying Amount	Accumulated Impairments	Accumulated Foreign Currency Translation	Net Book Value
Epoxy, Phenolic and Coating Resins	$101	$(57)	$2	$46	$88	$(57)	$3	$34
Forest Products Resins	81	—	(8)	73	81	—	(3)	78
Total	$182	$(57)	$(6)	$119	$169	$(57)	$—	$112
The changes in the net carrying amount of goodwill by segment for the years ended December 31, 2014 and 2013 are as follows:

	Epoxy, Phenolic and Coating Resins	Forest Products Resins	Total
Goodwill balance at December 31, 2012	$90	$79	$169
Foreign currency translation	1	(1)	—
Impairments	(57)	—	(57)
Goodwill balance at December 31, 2013	34	78	112
Acquisitions	13	—	13
Foreign currency translation	(1)	(5)	(6)
Goodwill balance at December 31, 2014	$46	$73	$119
In 2014, the Company acquired a manufacturing facility in Shreveport, Louisiana, and the allocation of fair value to the assets acquired and liabilities assumed at the date of acquisition resulted in $13 being allocated to goodwill (see Note 13).

In 2013, as a result of the estimated fair value of the Company’s epoxy reporting unit being significantly less than the carrying value of its net assets, the Company recognized a goodwill impairment charge of $57 in its Epoxy, Phenolic and Coating Resins segment, which has been included in “Asset impairments” in the Consolidated Statements of Operations (see Note 6).
The Company’s intangible assets with identifiable useful lives consist of the following as of December 31, 2014 and 2013:

	2014				2013
	Gross Carrying Amount	Accumulated Impairments	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Impairments	Accumulated Amortization	Net Book Value
Patents and technology	$112	$—	$(78)	$34	$112	$—	$(70)	$42
Customer lists and contracts	109	(17)	(62)	30	93	(17)	(54)	22
Other	25	—	(8)	17	25	—	(7)	18
Total	$246	$(17)	$(148)	$81	$230	$(17)	$(131)	$82
The impact of foreign currency translation on intangible assets is included in accumulated amortization.
In 2014, in conjunction with the acquisition of the manufacturing facility in Shreveport, Louisiana discussed above, the Company recorded other amortizable intangible assets of $16, which primarily consisted of customer lists and contracts (see Note 13).

Total intangible amortization expense for the years ended December 31, 2014, 2013 and 2012 was $14, $13 and $13, respectively.
Estimated annual intangible amortization expense for 2015 through 2019 is as follows:

2015	$14
2016	13
2017	10
2018	9
2019	9
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

Recurring Fair Value Measurements
As of December 31, 2014, the Company had derivative liabilities of $2, which were measured using Level 2 inputs, and consist of derivative instruments transacted primarily in over-the-counter markets. There were no transfers between Level 1, Level 2 or Level 3 measurements during the years ended December 31, 2014 and 2013
The Company calculates the fair value of its Level 2 derivative liabilities using standard pricing models with market-based inputs, adjusted for nonperformance risk. When its financial instruments are in a liability position, the Company evaluates its credit risk as a component of fair value. At December 31, 2014 and 2013, no adjustment was made by the Company to reduce its derivative liabilities for nonperformance risk.
When its financial instruments are in an asset position, the Company is exposed to credit loss in the event of nonperformance by other parties to these contracts and evaluates their credit risk as a component of fair value.

Non-recurring Fair Value Measurements
Long-Lived and Amortizable Intangible Assets
Following is a summary of losses as a result of the Company measuring long-lived assets at fair value on a non-recurring basis during the years ended December 31, 2014, 2013 and 2012, all of which were valued using Level 3 inputs.

	Year Ended December 31,
	2014	2013	2012
Long-lived assets held and used	$5	$111	$23
Long-lived assets held for disposal/abandonment	—	13	—
Total	$5	$124	$23
In 2014, as a result of the likelihood that certain long-lived assets would be disposed of before the end of their estimated useful lives resulting in lower future cash flows associated with these assets, the Company wrote down long-lived assets with a carrying value of $5 to fair value of $0, resulting in an impairment charge of $5 within its Epoxy, Phenolic and Coating Resins segment.
In 2013, the Company significantly lowered its forecast of estimated earnings and cash flows for its epoxy business from those previously projected. This was due to sustained overcapacity in the epoxy resins market throughout 2013 and increased competition from Asian imports, which resulted in a significant decrease in earnings and cash flows in the epoxy business in the fourth quarter of 2013. Additionally, the Company expected continued overcapacity in the epoxy resins market. As a result, the Company wrote down long-lived assets with a carrying value of $207 to fair value of $103, resulting in an impairment charge of $104 within its Epoxy, Phenolic and Coating Resins segment. These assets were valued by using a discounted cash flow analysis based on assumptions that market participants would use. Significant unobservable inputs in the discounted cash flow analysis included projected long-term future cash flows, projected growth rates and discount rates associated with these long-lived assets. Future projected long-term cash flows and growth rates were derived from models based upon forecasts prepared by the Company’s management. These projected cash flows were discounted using a rate of 14%.

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
Non-derivative Financial Instruments
The following table summarizes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
December 31, 2014
Debt	$3,834	$—	$3,386	$9	$3,395
December 31, 2013
Debt	$3,774	$—	$3,820	$10	$3,830

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

7. Debt and Lease Obligations
Debt outstanding at December 31, 2014 and 2013 is as follows:

	2014		2013
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
ABL Facility	$60	$—	$—	$—
Senior Secured Notes:
6.625% First-Priority Senior Notes due 2020 (includes $6 and $7 of unamortized debt premium at December 31, 2014 and 2013, respectively)	1,556	—	1,557	—
8.875% Senior Secured Notes due 2018 (includes $3 and $4 of unamortized discount at December 31, 2014 and 2013, respectively)	1,197	—	1,196	—
9.00% Second-Priority Senior Secured Notes due 2020	574	—	574	—
Debentures:
9.2% debentures due 2021	74	—	74	—
7.875% debentures due 2023	189	—	189	—
8.375% sinking fund debentures due 2016	20	20	40	20
Other Borrowings:
Australia Facility due 2017 at 5.1% and 4.8% at December 31, 2014 and 2013, respectively	36	4	—	35
Brazilian bank loans at 7.5% at December 31, 2014 and 2013	9	47	13	45
Capital Leases	8	1	9	1
Other at 4.0% and 4.8% at December 31, 2014 and 2013, respectively	12	27	13	8
Total	$3,735	$99	$3,665	$109
ABL Facility
In March 2013, the Company entered into a $400 asset-based revolving loan facility, subject to a borrowing base (the “ABL Facility”). The ABL Facility replaced the Company's senior secured credit facilities described below, which included a $171 revolving credit facility and the $47 synthetic letter of credit facility at the time of the termination of facilities upon the Company's entry into the ABL Facility.
The ABL Facility has a five-year term unless, on the date that is 91 days prior to the scheduled maturity of the 8.875% Senior Secured Notes due 2018, more than $50 aggregate principal amount of 8.875% Senior Secured Notes due 2018 is outstanding, in which case the ABL Facility will mature on such earlier date. Availability under the ABL Facility is $400, subject to a borrowing base based on a specified percentage of eligible accounts receivable and inventory. The borrowers under the ABL Facility include the Company and Hexion Canada Inc., Hexion B.V., Hexion UK Limited and Borden Chemical UK Limited, each a wholly owned subsidiary of the Company. The ABL Facility bears interest at a floating rate based on, at the Company's option, an adjusted LIBOR rate plus an initial applicable margin of 2.25% or an alternate base rate plus an initial applicable margin of 1.25%. From and after the date of delivery of the Company's financial statements for the first fiscal quarter ended after the effective date of the ABL Facility, the applicable margin for such borrowings will be adjusted depending on the availability under the ABL Facility. As of December 31, 2014, the applicable margin for LIBOR rate loans was 2.00% and for alternate base rate loans was 1.00%. In addition to paying interest on outstanding principal under the ABL Facility, the Company is required to pay a commitment fee to the lenders in respect of the unutilized commitments at an initial rate equal to 0.50% per annum, subject to adjustment depending on the usage. The ABL Facility does not have any financial maintenance covenants, other than a fixed charge coverage ratio of 1.0 to 1.0 that only applies if availability under the ABL Facility is less than the greater of (a) $40 and (b) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time. The fixed charge coverage ratio under the credit agreement governing the ABL Facility is generally defined as the ratio of (a) Adjusted EBITDA minus non-financed capital expenditures and cash taxes to (b) debt service plus cash interest expense plus certain restricted payments, each measured on a last twelve months, or LTM, basis. The ABL Facility is secured by, among other things, first-priority liens on most of the inventory and accounts receivable and related assets of the Company, its domestic subsidiaries and certain of its foreign subsidiaries (the “ABL Priority Collateral”), and by second-priority liens on certain collateral that generally includes most of the Company’s, its domestic subsidiaries’ and certain of its foreign subsidiaries’ assets other than the ABL Priority Collateral, in each case subject to certain exceptions and permitted liens. Available borrowings under the ABL Facility were $266 as of December 31, 2014, and there were $60 of outstanding borrowings and $37 of outstanding letters of credit under the ABL Facility as of December 31, 2014.

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
The Company incurred approximately $14 in fees associated with the March 2012 Refinancing Transactions, which have been deferred and are recorded in “Other long-term assets” in the Consolidated Balance Sheets. The deferred fees are being amortized over the contractual life of the respective debt obligations on an effective interest basis. Additionally, $1 of unamortized deferred financing fees were written-off related to the $454 of term loans under the Company’s senior secured credit facility that were repaid and extinguished. These fees are included in “Other non-operating expense (income), net” in the Consolidated Statements of Operations.
8.875% Senior Secured Notes
In January 2013 the Company also issued $200 aggregate principal amount of 8.875% Senior Secured Notes due 2018 at an issue price of 100% (the “New Senior Secured Notes”). The New Senior Secured Notes were issued to lenders in exchange for loans of Hexion LLC, which were retired in full.
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
Second-Priority Senior Secured Notes
In November 2010, through the Company’s wholly owned finance subsidiaries, Hexion U.S. Finance Corp. and Hexion Nova Scotia Finance, ULC, the Company refinanced its existing 9.75% Second-Priority Senior Secured Notes due 2014 (the “Old Notes”) through the issuance of $574 aggregate principal amount of 9.00% Second-Priority Senior Secured Notes due 2020, which mature on November 15, 2020 (the “New Notes”). $440 aggregate principal amount was offered through a private placement with unaffiliated investors (the “Offering”). The remaining $134 aggregate principal amount of the Notes was issued in exchange for $127 aggregate principal amount of the Old Notes that were held by an affiliate of Apollo Global Management, LLC at the time of the Offering (the “Apollo Exchange”). The exchange ratio was determined based on the consideration offered to holders of the Old Notes to redeem the Old Notes, which was intended to give Apollo an aggregate value equivalent to that which it would have received if it had received the total consideration upon the Company’s redemption of the Old Notes and used the proceeds received to invest in the New Notes. The new debt issued to Apollo has the same terms as the notes issued by the Company in the Offering.
Debentures

	Origination Date	Interest Payable	Early Redemption
9.2% debentures due 2021	March 1991	March 15 September 15	None
7.875% debentures due 2023	May 1993	February 15 August 15	None
8.375% sinking fund debentures due 2016	April 1986	April 15 October 15	April 2006
The 8.375% debentures have a sinking fund requirement of $20 per year from 2007 to 2015.

Other Borrowings
The Company’s Australian Term Loan Facility has a variable interest rate equal to the 90 day Australian or New Zealand Bank Bill Rates plus an applicable margin. The agreement also provides access to a $10 revolving credit facility. There were no outstanding borrowings under the revolving credit facility at December 31, 2014 or 2013.
The Brazilian bank loans represent various bank loans, primarily for working capital purposes and to finance the construction of a manufacturing facility in 2010.
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
As of December 31, 2014, the Company was in compliance with all covenants included in the agreements governing its outstanding indebtedness, including the ABL Facility.
As of December 31, 2014, the Company did not satisfy the Adjusted EBITDA to fixed charges incurrence test contained within the indentures that govern our 6.625% First-Priority Senior Secured Notes, 8.875% Senior Secured Notes and 9.00% Second-Priority Senior Secured Notes. As a result, the Company is subject to restrictions on its ability to incur additional indebtedness or to make investments; however, there are exceptions to these restrictions, including exceptions that permit indebtedness under the ABL Facility (available borrowings of which were $266 at December 31, 2014).
Scheduled Maturities
Aggregate maturities of debt, minimum payments under capital leases and minimum rentals under operating leases at December 31, 2014 for the Company are as follows:

Year	Debt	Minimum Rentals Under Operating Leases	Minimum Payments Under Capital Leases
2015	$98	$35	$2
2016	34	30	2
2017	42	22	2
2018	1,261	16	2
2019	—	8	2
2020 and thereafter	2,387	17	5
Total minimum payments	$3,822	$128	15
Less: Amount representing interest			(6)
Present value of minimum payments			$9
The Company’s operating leases consist primarily of vehicles, equipment, land and buildings. Rental expense under operating leases amounted to $36 for each of the years ended December 31, 2014, 2013 and 2012.
8. Guarantees, Indemnifications and Warranties
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

Indemnities related to the pre-closing operations of sold assets normally do not represent additional liabilities to the Company, but simply serve to protect the buyer from potential liability associated with the Company’s existing obligations at the time of sale. As with any liability, the Company has accrued for those pre-closing obligations that it considers to be probable and reasonably estimable. The amounts recorded at December 31, 2014 and 2013 are not significant.
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
Environmental Institution of Paraná IAP—On August 10, 2005, the Environmental Institute of Paraná (IAP), an environmental agency in the State of Paraná, provided Hexion Quimica Industria, the Company’s Brazilian subsidiary, with notice of an environmental assessment in the amount of 12 Brazilian reais. The assessment related to alleged environmental damages to the Paranagua Bay caused in November 2004 from an explosion on a shipping vessel carrying methanol purchased by the Company. The investigations performed by the public authorities have not identified any actions of the Company that contributed to or caused the accident. The Company responded to the assessment by filing a request to have it cancelled and by obtaining an injunction precluding execution of the assessment pending adjudication of the issue. In November 2010, the Court denied the Company’s request to cancel the assessment and lifted the injunction that had been issued. The Company responded to the ruling by filing an appeal in the State of Paraná Court of Appeals. In March 2012, the Company was informed that the Court of Appeals had denied the Company’s appeal, and on June 4, 2012 the Company filed appeals to the Superior Court of Justice and the Supreme Court of Brazil. The Company continues to believe it has strong defenses against the validity of the assessment, and does not believe that a loss is probable. At December 31, 2014, the amount of the assessment, including tax, penalties, monetary correction and interest, is 37 Brazilian reais, or approximately $14.
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
The following table summarizes all probable environmental remediation, indemnification and restoration liabilities, including related legal expenses, at December 31, 2014 and 2013:

	Number of Sites		Liability		2014 Range of Reasonably Possible Costs
Site Description	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013	Low	High
Geismar, LA	1	1	$15	$16	$9	$22
Superfund and offsite landfills – allocated share:
Less than 1%	17	16	—	1	—	1
Equal to or greater than 1%	11	12	7	8	5	13
Currently-owned	13	12	9	8	7	19
Formerly-owned:
Remediation	12	11	30	8	28	40
Monitoring only	4	4	1	1	—	1
Total	58	56	$62	$42	$49	$96

These amounts include estimates for unasserted claims that the Company believes are probable of loss and reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of a range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. At December 31, 2014 and 2013, $12 and $14, respectively, have been included in “Other current liabilities” in the Consolidated Balance Sheets with the remaining amount included in “Other long-term liabilities.”
Following is a discussion of the Company’s environmental liabilities and the related assumptions at December 31, 2014:
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
Due to the long-term nature of the project, the reliability of timing and the ability to estimate remediation payments, a portion of this liability was recorded at its net present value, assuming a 3% discount rate and a time period of 23 years. The range of possible outcomes is discounted in a similar manner. The undiscounted liability, which is expected to be paid over the next 23 years, is approximately $18. Over the next five years, the Company expects to make ratable payments totaling $6.
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
Formerly-Owned Sites—The Company is conducting, or has been identified as a PRP in connection with, environmental remediation at a number of locations that it formerly owned and/or operated. Remediation costs at these former sites, such as those associated with our former phosphate mining and processing operations, could be material. The Company has accrued those costs for formerly-owned sites which are currently probable and reasonably estimable. One such site is the Coronet Industries, Inc. Superfund Alternative Site in Plant City, Florida. The current owner of the site has alleged that it has incurred environmental costs at the site for which it believes it has a contribution claim against the Company, and that additional future costs are likely to be incurred. In July 2014, the Company reached a non-binding agreement with the current owner of the site, subject to negotiation of an acceptable settlement agreement and required approvals. Pursuant to the agreement, the Company would pay $10 in fulfillment of the contribution claim against the Company for past remediation costs. Additionally, the Company would accept a 40% allocable share of specified future remediation costs at this site. The Company estimates its allocable share of future remediation costs to be approximately $11. The final costs to the Company will depend on the method of remediation chosen, the amount of time necessary to accomplish remediation and the ongoing financial viability of the other PRPs. Currently, the Company has insufficient information to estimate the range of reasonably possible costs related to this site.
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
Non-Environmental Legal Matters
The Company is involved in various legal proceedings in the ordinary course of business and had reserves of $12 and $16 at December 31, 2014 and 2013, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable. At December 31, 2014 and 2013, $9 and $7, respectively, has been included in “Other current liabilities” in the Consolidated Balance Sheets with the remaining amount included in “Other long-term liabilities.”
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

Year	Minimum Annual Purchase Commitments
2015	$276
2016	287
2017	61
2018	53
2019	53
2020 and beyond	160
Total minimum payments	890
Less: Amount representing interest	(64)
Present value of minimum payments	$826

10. Pension and Non-Pension Postretirement Benefit Plans
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
The Company also provides non-pension postretirement benefit plans to certain U.S. associates, to Canadian associates, to Brazilian associates and to certain associates in the Netherlands. The U.S. benefit primarily consists of a life insurance benefit for a grandfathered group of retirees, for which the premiums are paid by the Company. In addition, some US retirees are eligible to participate in the medical plans offered to active associates; however, the retirees’ cost for this coverage depends on the maximum plan benefit and the retiree premium, which is equal to 175% of the active associate premium. The Canadian plans provide retirees and their dependents with medical and life insurance benefits, which are supplemental benefits to the respective provincial healthcare plan in Canada. The Brazilian plan became effective in 2012 as a result of a change in certain regulations, and provides retirees that contributed towards coverage while actively employed, with access to medical benefits, with the retiree being responsible for 100% of the premiums. In 2014, the plan was amended such that 100% of the premiums of active employees are paid by the Company. The Netherlands' plan provides a lump sum payment at retirement for grandfathered associates.
The following table presents the change in benefit obligation, change in plan assets and components of funded status for the Company’s defined benefit pension and non-pension postretirement benefit plans for the years ended December 31:

	Pension Benefits				Non-Pension Postretirement Benefits
	2014		2013		2014		2013
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in Benefit Obligation
Benefit obligation at beginning of year	$278	$470	$309	$484	$12	$12	$15	$9
Service cost	3	14	3	14	—	—	—	1
Interest cost	11	17	10	18	1	1	—	1
Actuarial losses (gains)	33	142	(24)	(51)	(3)	1	(2)	(3)
Foreign currency exchange rate changes	—	(68)	—	20	—	(1)	—	(2)
Benefits paid	(17)	(10)	(20)	(10)	(1)	(1)	(1)	—
Plan amendments	—	(2)	—	(6)	—	(1)	—	6
Plan settlements	(27)	—	—	—	—	—	—	—
Employee contributions	—	1	—	1	—	—	—	—
Benefit obligation at end of year	281	564	278	470	9	11	12	12
Change in Plan Assets
Fair value of plan assets at beginning of year	240	299	225	278	—	1	—	1
Actual return on plan assets	17	83	19	3	—	—	—	—
Foreign currency exchange rate changes	—	(45)	—	12	—	—	—	—
Employer contributions	13	23	16	15	1	—	1	—
Benefits paid	(17)	(10)	(20)	(10)	(1)	(1)	(1)	—
Plan settlements	(23)	—	—	—	—	—	—	—
Employee contributions	—	1	—	1	—	—	—	—
Fair value of plan assets at end of year	230	351	240	299	—	—	—	1
Funded status of the plan at end of year	$(51)	$(213)	$(38)	$(171)	$(9)	$(11)	$(12)	$(11)

	Pension Benefits				Non-Pension Postretirement Benefits
	2014		2013		2014		2013
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Amounts recognized in the Consolidated Balance Sheets at December 31 consist of:
Noncurrent assets	$—	$—	$—	$7	$—	$—	$—	$—
Other current liabilities	(1)	(5)	—	(5)	—	—	—	—
Long-term pension and post employment benefit obligations	(50)	(208)	(38)	(173)	(9)	(11)	(12)	(11)
Accumulated other comprehensive loss (income)	149	129	140	59	(10)	2	(10)	2
Net amounts recognized	$98	$(84)	$102	$(112)	$(19)	$(9)	$(22)	$(9)
Amounts recognized in Accumulated other comprehensive income at December 31 consist of:
Net actuarial loss (gain)	$137	$140	$128	$66	$(7)	$(1)	$(6)	$(2)
Net prior service cost (benefit)	2	(5)	2	(3)	—	4	—	6
Deferred income taxes	10	(6)	10	(4)	(3)	(1)	(4)	(2)
Net amounts recognized	$149	$129	$140	$59	$(10)	$2	$(10)	$2
Accumulated benefit obligation	$281	$518	$278	$436
Accumulated benefit obligation for funded plans	279	342	276	270
Pension plans with underfunded or non-funded accumulated benefit obligations at December 31:
Aggregate projected benefit obligation	$281	$215	$278	$189
Aggregate accumulated benefit obligation	281	201	278	181
Aggregate fair value of plan assets	230	23	240	13
Pension plans with projected benefit obligations in excess of plan assets at December 31:
Aggregate projected benefit obligation	$281	$563	$278	$199
Aggregate fair value of plan assets	230	351	240	21
For U.S. pension plans, the net amounts recognized in accumulated other comprehensive loss increased by approximately $9 due to net unrecognized actuarial losses of $28, net of tax, as a result of the decrease in the discount rate at December 31, 2014, partially offset by favorable asset experience. This increase was partially offset by a plan settlement of $11 and amortization of actuarial losses of $8. The plan settlement relates to distributions paid to terminated vested participants who elected to participate in the lump sum window offered during the fourth quarter of 2014. The net amounts recognized in accumulated other comprehensive loss relating to the Non-U.S. pension plans increased by approximately $70, net of tax, due to net unrecognized actuarial losses of $75, net of tax, as a result of the decrease in the discount rate at December 31, 2014, partially offset by favorable asset experience. This increase was partially offset by amortization of actuarial losses of $3 and prior service cost of $2. For U.S. and the Netherlands, a portion of the net actuarial loss also relates to the adoption of new mortality tables.
The foreign currency impact reflected in these rollforward tables are primarily for changes in the euro versus the U.S. dollar.
The Pension Protection Act of 2006 (the “2006 PPA”) provides for minimum funding levels on U.S. plans, and plans not meeting the minimum funding requirement may be subject to certain restrictions. During 2012, 2011 and 2010, the Company’s U.S. qualified pension plan was under the minimum funding level as measured under the 2006 PPA, resulting in restrictions on lump sum payments to 50%. On September 30, 2013, the U.S. Plan’s Adjusted Funding Target Attainment Percentage (“AFTAP”) was certified as being above the 80% minimum funding level and as a result the lump sum restrictions were lifted in October 2013.

Following are the components of net pension and postretirement expense (benefit) recognized for the years ended December 31, 2014, 2013 and 2012:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2014	2013	2012	2014	2013	2012
Service cost	$3	$3	$3	$14	$14	$8
Interest cost on projected benefit obligation	11	10	12	17	18	17
Expected return on assets	(16)	(15)	(16)	(14)	(12)	(13)
Amortization of prior service cost	—	—	—	—	1	1
Amortization of net losses	8	11	8	3	10	—
Settlement loss	11	—	—	—	—	—
Net expense	$17	$9	$7	$20	$31	$13

	Non-Pension Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
	2014	2013	2012	2014	2013	2012
Service cost	$—	$—	$—	$—	$1	$1
Interest cost on projected benefit obligation	1	—	1	1	1	—
Amortization of prior service benefit	—	(2)	(8)	—	—	—
Amortization of net gains	(2)	—	—	—	—	(1)
Net (benefit) expense	$(1)	$(2)	$(7)	$1	$2	$—

The following amounts were recognized in “Accumulated other comprehensive loss” during the year ended December 31, 2014:

	Pension Benefits		Non-Pension Postretirement Benefits		Total
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Net actuarial losses (gains) arising during the year	$17	$77	$(3)	$1	$14	$78
Prior service benefit from plan amendments	—	(2)	—	(2)	—	(4)
Amortization of net (gains) losses	(8)	(3)	2	—	(6)	(3)
Loss (gain) recognized in accumulated other comprehensive loss	9	72	(1)	(1)	8	71
Deferred income taxes	—	(2)	—	—	—	(2)
Loss (gain) recognized in accumulated other comprehensive loss, net of tax	$9	$70	$(1)	$(1)	$8	$69
The amounts in “Accumulated other comprehensive loss” that are expected to be recognized as components of net periodic benefit cost (benefit) during the next fiscal year are as follows:

	Pension Benefits		Non-Pension Postretirement Benefits		Total
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Net actuarial loss (gain)	$8	$13	$(1)	$—	$7	$13
Determination of actuarial assumptions
The Company’s actuarial assumptions are determined based on the demographics of the population, target asset allocations for funded plans, regional economic trends, statutory requirements and other factors that could impact the benefit obligation and plan assets. For our European plans, most assumptions are set by country, as the plans within these countries have similar demographics, and are impacted by the same regional economic trends and statutory requirements.
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
The weighted average rates used to determine the benefit obligations were as follows at December 31, 2014 and 2013:

	Pension Benefits				Non-Pension Postretirement Benefits
	2014		2013		2014		2013
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	3.7%	2.2%	4.4%	3.6%	3.4%	6.1%	4.2%	7.2%
Rate of increase in future compensation levels	—	3.0%	—	3.0%	—	—	—	—
The weighted average assumed health care cost trend rates are as follows at December 31:
Health care cost trend rate assumed for next year	—	—	—	—	7.5%	6.3%	7.4%	6.3%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	—	—	—	—	4.5%	4.5%	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	—	—	—	—	2029	2030	2029	2030
The weighted average rates used to determine net periodic pension expense (benefit) were as follows for the years ended December 31, 2014, 2013 and 2012:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2014	2013	2012	2014	2013	2012
Discount rate	4.4%	3.5%	4.4%	3.6%	3.5%	5.6%
Rate of increase in future compensation levels	—	—	—	3.0%	3.0%	3.3%
Expected long-term rate of return on plan assets	7.3%	8.0%	8.0%	4.8%	4.8%	5.8%

	Non-Pension Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
	2014	2013	2012	2014	2013	2012
Discount rate	4.2%	3.3%	4.2%	7.2%	4.3%	5.4%
A one-percentage-point change in the assumed health care cost trend rates would change the projected benefit obligation for international non-pension postretirement benefits by $2 and service cost and interest cost by a negligible amount. The impact on U.S. plans is negligible.
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

	Actual		Target 2015
	2014	2013
Weighted average allocations of U.S. pension plan assets at December 31:
Equity securities	29%	35%	40%
Debt securities	59%	52%	50%
Cash, short-term investments and other	12%	13%	10%
Total	100%	100%	100%
Weighted average allocations of non-U.S. pension plan assets at December 31:
Equity securities	19%	22%	21%
Debt securities	79%	75%	79%
Cash, short-term investments and other	2%	3%	—%
Total	100%	100%	100%
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

The following table presents U.S. pension plan investments measured at fair value on a recurring basis as of December 31, 2014 and 2013:

	Fair Value Measurements Using
	2014				2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total
Large cap equity funds(a)	$—	$36	$—	$36	$—	$44	$—	$44
Small/mid cap equity funds(a)	—	6	—	6	—	7	—	7
Other international equity(a)	—	27	—	27	—	33	—	33
Debt securities/fixed income(b)	—	133	—	133	—	125	—	125
Cash, money market and other(c)	—	28	—	28	—	31	—	31
Total	$—	$230	$—	$230	$—	$240	$—	$240

The following table presents non-U.S. pension plan investments measured at fair value on a recurring basis as of December 31, 2014 and 2013:

	Fair Value Measurements Using
	2014				2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total
Other international equity(a)	$—	$68	$—	$68	$—	$66	$—	$66
Debt securities/fixed income(a)(b)	—	275	—	275	—	225	—	225
Pooled insurance products with fixed income guarantee(a)	—	8	—	8	—	8	—	8
Total	$—	$351	$—	$351	$—	$299	$—	$299
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

Projections of Plan Contributions and Benefit Payments
The Company expects to make contributions totaling $20 to its defined benefit pension plans in 2015.
Estimated future plan benefit payments as of December 31, 2014 are as follows:

	Pension Benefits		Non-Pension Postretirement Benefits
Year	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
2015	$23	$10	$1	$—
2016	21	11	1	—
2017	21	13	1	—
2018	20	14	1	—
2019	19	15	1	—
2020-2024	83	95	3	2
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
As previously discussed, U.S retirement income benefits are provided under the Company's defined contribution plan (the “401(k) Plan”). This plan allows eligible associates to make pre-tax contributions from 1% to 15% of eligible earnings for associates who meet the IRS definition of a highly compensated employee and up to 25% for all other associates up to the federal limits for qualified plans. Associates contributing to the 401k are eligible to receive matching contributions from the Company at 100% on contributions of up to 5% of eligible earnings. In the fourth quarter of 2014, the Company added a match true-up feature to the 401k to ensure eligible participants receive the full matching contributions to which they are entitled. An additional matching contribution may be made if the Company achieves specified annual financial targets established at the beginning of each plan year. In addition, the Company makes an annual retirement contribution ranging from 3% to 7% of eligible compensation depending on years of benefit service. All associates who are actively employed on the last day of the year are eligible for the true-up match and annual retirement contribution, unless otherwise determined by collective bargaining agreements.
The Company incurred expense for contributions under its defined contribution plans of $17, $15 and $16 during the years ended December 31, 2014, 2013 and 2012, respectively.

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
In December of 2011, the Company adopted a non-qualified defined contribution plan (the “SERP”) that provides an annual employer credits to eligible U.S. associates of 5% of eligible compensation above the IRS limit for qualified plans. The Company can also make discretionary credits under the SERP; however, no participant contributions are permitted. The account credits are made annually to an unfunded phantom account, in the following calendar year. Certain executives also previously earned benefits under U.S. non-qualified executive supplemental plans that were frozen prior to 2010.
The Company’s liability for these non-qualified benefit plans was $7 at both December 31, 2014 and 2013, and is included in “Other long-term liabilities” in the Consolidated Balance Sheets.
The Company’s German subsidiaries offer a government subsidized early retirement program to eligible associates called Altersteilzeit or ATZ Plans. The German government provides a subsidy in certain cases where the participant is replaced with a qualifying candidate. The Company had liabilities for these arrangements of $2 and $4 at December 31, 2014 and 2013, respectively. The Company incurred expense for these plans of $1 during each of the years ended December 31, 2014, 2013 and 2012.
Also included in the Consolidated Balance Sheets at both December 31, 2014 and 2013 are other post-employment benefit obligations relating to long-term disability and for liabilities relating to European jubilee benefit plans of $8.
11. Deficit
Common Stock
The Company has 82,556,847 shares of $0.01 par value common stock outstanding at December 31, 2014.
Note Receivable From Parent
During the year ended December 31, 2013, in conjunction with the refinancing transactions in 2013, the $24 loan receivable from Hexion LLC, which was initially recorded as a reduction of equity in 2009, was settled for no consideration at the direction of Hexion LLC. As a result, the Company accounted for the settlement of the loan as a distribution to Hexion LLC of $24, which was recognized in “Paid-in Capital” in the Consolidated Balance Sheets. Additionally, during the year ended December 31, 2013, the Company declared a distribution to Hexion LLC of $208 in connection with the retirement of the outstanding $247 aggregate principal amount of the Hexion LLC’s PIK Facility held by an unaffiliated third party, in conjunction with the refinancing transactions in 2013.
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
In conjunction with the Preferred Equity Issuance, Hexion Holdings contributed $189 of the proceeds from the Preferred Equity Issuance to Hexion LLC and Hexion LLC contributed the amount to the Company. The remaining $16 was being held in a reserve account at December 31, 2011 by Hexion Holdings to redeem any additional preferred units from Apollo equal to the aggregate number of preferred units and warrants subscribed for by all other members of Hexion Holdings. As of December 31, 2011, the Company had recognized a capital contribution of $204, representing the total proceeds from the Preferred Equity Issuance, less related fees and expenses, of which $16 was recorded as a receivable within “Other current assets” in the Consolidated Balance Sheets as of December 31, 2011, as Hexion Holdings was obligated to contribute the remaining $16 to the Company. In January 2012, the remaining $16 of proceeds held in the reserve account were contributed to the Company.

12. Stock Option Plans and Stock Based Compensation
The following is a summary of existing stock based compensation plans and outstanding shares as of December 31, 2014:

Plan Name	Shares Outstanding	Plan Expiration	Vesting Terms/Status	Option Term	Number of Shares Authorized
Resolution Performance 2000 Stock Option Plan		November 2010		8 yrs 30 days	n/a plan expired
Tranche A options	19,530		Fully vested
Tranche B performance options	39,098		Fully vested
Resolution Performance 2000 Non-Employee Directors Option Plan	286,626	November 2010	Fully vested	8 yrs 30 days	n/a plan expired
Resolution Specialty Materials 2004 Stock Option Plan		October 2014		8 yrs 30 days	1,027,197
Tranche A options	22,824		Fully vested
Tranche B performance options	45,650		Fully vested
Director options	99,865		Fully vested
BHI Acquisition Corp. 2004 Stock Incentive Plan		August 2014		10 years	3,670,635
Tranche A options	864,463		Fully vested
Tranche B performance options	864,463		Fully vested
Director options	56,282		Director grants vest upon IPO / change in control
Hexion LLC 2007 Long-Term Incentive Plan		April 2017			1,700,000
Options to purchase units	298,500		Vest upon attainment of performance targets upon change in control	8 years
Restricted stock units	70,000		Fully vested	N/A
Momentive Performance Materials Holdings LLC 2011 Equity Incentive Plan		February 2021		10 years	20,800,000
Unit Options and Restricted Deferred Units (“RDUs”):
2011 Grant
Tranche A Options and RDUs	Options: 2,317,726 RDUs: 7,041		Time-vest ratably over 4 years; Accelerated vesting six months after certain change of control transactions as defined by the 2011 Equity Plan
Tranche B Options and RDUs	Options: 1,158,856 RDUs: 386,280
Performance-based: Vest upon the earlier of i) the two year anniversary from the date of the achievement of the targeted common unit value following certain corporate transactions or ii) the six month anniversary from the date the targeted common unit value is achieved following certain change of control transactions

Tranche C Options and RDUs	Options: 1,158,856 RDUs: 386,280
Performance-based: Vest upon the earlier of i) the one year anniversary from the date of the achievement of the targeted common unit value following certain corporate transactions or ii) the six month anniversary from the date the targeted common unit value is achieved following certain change of control transactions

2013 Grant
Unit Options	3,792,769		Time-vest ratably over 4 years; Accelerated vesting six months after a change of control event as defined by the 2011 Equity Plan	10 years
RDUs	2,990,435
Performance-based: Vest upon the earlier of 1) one year from the achievement of the targeted common unit value and a realization event or 2) six months from the achievement of the targeted common unit value and a change in control event, as such terms are defined by the 2011 Equity Plan
				N/A

Summary of Plans
Legacy Plans
Prior to October 2010, the Company’s parent, Hexion LLC, maintained six stock-based compensation plans: the Resolution Performance 2000 Stock Option Plan (the “Resolution Performance Plan”), the Resolution Performance 2000 Non-Employee Directors Option Plan (the “Resolution Performance Director Plan”), the Resolution Performance Restricted Unit Plan (the “Resolution Performance Unit Plan”), the Resolution Specialty 2004 Stock Option Plan (the “Resolution Specialty Plan”), the BHI Acquisition 2004 Stock Incentive Plan (the “Borden Chemical Plan”) and the 2007 Hexion LLC 2007 Long-Term Incentive Plan. In addition to these plans, the Company’s parent maintains a stock-based deferred compensation plan, which is discussed below. The options granted under each of the option plans were to purchase common units in Hexion LLC.
Effective October 1, 2010, in conjunction with the previous combination of Hexion and MPM, stock options to purchase common units in Hexion LLC that were granted to our Directors and those granted under the Resolution Performance 2000 Stock Option Plan, the Resolution Performance 2000 Non-Employee Directors Option Plan, the Resolution Specialty 2004 Stock Option Plan, the BHI Acquisition 2004 Stock Incentive Plan and the Hexion 2007 Long-Term Incentive plan to purchase common units in Hexion LLC were converted on a one-for-one basis to an equivalent number of options to purchase common units in Hexion Holdings. Similarly, the restricted Hexion LLC unit awards granted under the Hexion 2007 Long-Term Incentive Plan, the BHI Acquisition 2004 Deferred Compensation Plan and the Resolution Performance Restricted Unit Plan were converted on a one-for-one basis to common units in Hexion Holdings.
2011 Equity Plan
In 2011, the Compensation Committee of the Board of Managers of Hexion Holdings approved the Momentive Performance Materials Holdings LLC 2011 Equity Incentive Plan (the “2011 Equity Plan”). Under the 2011 Equity Plan, Hexion Holdings can award unit options, unit awards, restricted units, restricted deferred units, and other unit-based awards. The restricted deferred units are non-voting units of measurement which are deemed to be equivalent to one common unit of Hexion Holdings. The unit options are options to purchase common units of Hexion Holdings. The awards contain restrictions on transferability and other typical terms and conditions.
Unit Options
In 2013, the Company granted Unit Options with an aggregate grant date fair value of approximately $2. The fair value was estimated at the grant date using a Monte Carlo valuation method. The Monte Carlo valuation method requires the use of a range of assumptions. The range of risk-free interest rates was 0.11% to 2.06%, expected volatility rates ranged from 28.1% to 35.5% and the dividend rate was 0%. The expected life assumption is not used in the Monte Carlo valuation method, but the output of the model indicated a weighted-average expected life of 6.2 years.
In 2011, the Company granted Tranche A Options with an aggregate grant date fair value of approximately $6. The fair value of each option was estimated at the grant date using a Black-Scholes option pricing model. The assumptions used to estimate the fair value were a 2.17% risk-free interest rate, a 6.25 year expected life, a 37.5% expected volatility rate and a 0% dividend rate.
In 2011, the Company granted Tranche B and Tranche C Options with performance and market conditions, each with an aggregate grant date fair value of approximately $3. The fair value was estimated at the grant date using a Monte Carlo valuation method, which is a commonly accepted valuation model for awards with market and performance conditions. The Monte Carlo valuation method requires the use of a range of assumptions. The range of risk-free interest rates was 0.16% to 3.44%, expected volatility rates ranged from 34.6% to 41.7% and the dividend rate was 0%. The expected life assumption is not used in the Monte Carlo valuation method, but the output of the model indicated a weighted-average expected life of 9.2 years. As of December 31, 2014 it is not probable the related options will vest. Compensation cost will be recognized over the service period once the satisfaction of the performance condition is probable.
Restricted Deferred Units
In 2013, the Company granted RDUs with performance and market conditions with an aggregate grant date fair value of approximately $4. The fair value was estimated at the grant date using the same Monte Carlo valuation method and assumptions used for the Unit Options. The RDUs have an indefinite life, thus the term used in the valuation model was 30 years, which resulted in a weighted-average expected life of 22 years. As of December 31, 2014, it is not probable the related RDUs will vest. Compensation cost will be recognized over the service period once the satisfaction of the performance condition is probable.
In 2011, the Company granted Tranche A RDUs with an aggregate grant date fair value of approximately $4.
In 2011, the Company granted Tranche B and Tranche C RDUs with performance and market conditions, each with an aggregate grant date fair value of approximately $2. The fair value was estimated at the grant date using the same Monte Carlo valuation method and assumptions used for the Tranche B and Tranche C Options. The RDUs have an indefinite life, thus the term used in the valuation model was 30 years, which resulted in a weighted-average expected life of 21.4 years. As of December 31, 2014 it is not probable the related RDUs will vest. Compensation cost will be recognized over the service period once the satisfaction of the performance condition is probable.
Although the 2011 Equity Plan was issued by Hexion Holdings, the underlying compensation cost represents compensation costs paid for by Hexion Holdings on Hexion’s behalf, as a result of the employees’ service to Hexion. All compensation cost is recorded over the requisite service period on a graded-vesting basis.

Financial Statement Impact
Share-based compensation expense is recognized, net of estimated forfeitures, over the requisite service period on a graded-vesting basis. The Company adjusts compensation expense periodically for forfeitures.
The Company recognized share-based compensation expense of $1, $3 and $4 for the years ended December 31, 2014, 2013 and 2012, respectively. The impact of the option modification to extend the expiration of certain options to December 31, 2017, which was made in during the year ended December 31, 2013, was less than $1. The amounts are included in “Selling, general and administrative expense” in the Consolidated Statements of Operations. The Company expects additional compensation expense of $18, which will be recognized over the vesting period of the underlying share-based awards. $1 is expected to be recognized ratably over a weighted-average period of 1.5 years, while the remaining $17 will be recognized upon an initial public offering or other future contingent event.
Options Activity
Following is a summary of the Company’s stock option plan activity for the year ended December 31, 2014:

	Hexion Holdings Common Units	Weighted Average Exercise Price
Options outstanding at December 31, 2013	12,079,671	$4.08
Options granted	247,560	$1.42
Options forfeited	(1,301,723)	$4.14
Options outstanding at December 31, 2014	11,025,508	$3.87

Exercisable at December 31, 2014	6,373,601	$3.98
Expected to vest at December 31, 2014	1,880,442	$1.51
At December 31, 2014, exercise prices for options outstanding ranged from $1.21 to $29.42 with a weighted average remaining contractual life of 6.1 years. The weighted average remaining contractual life for options exercisable and options expected to vest was 6.0 and 8.7 years, respectively. At December 31, 2014, the aggregate intrinsic value of both options exercisable and options expected to vest was $0.
The total amount of cash received and total intrinsic value (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) of options exercised during the years ended December 31, 2014, 2013 and 2012 was $0.
Restricted Unit Activity
Following is a summary of the Company’s restricted unit plan activity for the year ended December 31, 2014:

	Hexion Holdings Common Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	4,230,380	$2.07
Restricted units granted	191,030	$1.31
Restricted units vested	(193,162)	$4.85
Restricted units forfeited	(458,212)	$2.25
Nonvested at December 31, 2014	3,770,036	$1.94
The weighted average remaining contractual life for time-based vesting restricted units granted and outstanding was 0.9 years.
Stock-Based Deferred Compensation Plan
In 2004, in connection with the acquisition of Borden Chemical by Apollo, certain key employees of the Company deferred the receipt of compensation and were credited with a number of deferred stock units that were equal in value to the amount of compensation deferred. In total, the Company granted 1,007,944 deferred common stock units under the Hexion LLC 2004 Deferred Compensation Plan (the “2004 DC Plan”), which is an unfunded plan. Each unit gives the grantee the right to one common stock unit of Hexion Holdings. Under the 2004 DC Plan, the deferred common stock units are not distributed to participants until their employment with the Company ends. At December 31, 2014, there were 691,570 undistributed units under the 2004 DC Plan. Under certain limited circumstances this award could be distributed in the form of a cash payment.

13. Acquisition
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
The pro forma impacts of this acquisition are not material to the Company’s Consolidated Financial Statements.
14. Income Taxes
During 2014, the Company recognized income tax expense of $26, primarily as a result of income from certain foreign operations. Losses in the United States and certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to these jurisdictions being in a full valuation allowance position.
During 2013, the Company recognized income tax expense of $349, primarily as a result of the recording of a valuation allowance against its deferred tax assets in the U.S. Subsequent to the release of the valuation allowance in 2012, the Company executed the refinancing transactions in early 2013, which resulted in higher annual interest expense, and reached an agreement with a foreign tax authority to change certain intercompany agreements that will reduce future income. In addition, certain U.S. businesses experienced significant declines in the fourth quarter of 2013 as a result of sustained overcapacity in the epoxy resins market and increased competition from Asian exports. As a result of these events, the Company was forecasting to be in a three year cumulative loss position in 2014, which represented significant negative evidence to merit the establishment of a valuation allowance against all of the Company’s net U.S. federal and state deferred income tax assets.
Income tax expense (benefit) detail for the Company for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Current:
State and local	$2	$3	$(2)
Foreign	26	24	12
Total current	28	27	10
Deferred:
Federal	1	332	(365)
State and local	(1)	10	(8)
Foreign	(2)	(20)	(21)
Total deferred	(2)	322	(394)
Income tax expense (benefit)	$26	$349	$(384)
A reconciliation of the Company’s combined differences between income taxes computed at the federal statutory tax rate of 35% and provisions for income taxes for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Income tax benefit computed at federal statutory tax rate	$(50)	$(106)	$(20)
State tax provision, net of federal benefits	1	1	—
Foreign tax rate differential	3	16	7
Foreign source income (loss) subject to U.S. taxation	20	(36)	(6)
Goodwill impairment	—	18	—
Losses and other expenses (income) not deductible for tax	1	1	(14)
Increase (decrease) in the taxes due to changes in valuation allowance	46	454	(321)
Additional tax expense (benefit) on foreign unrepatriated earnings	8	22	(30)
Additional (benefit) expense for uncertain tax positions	(3)	42	—
Tax recognized in other comprehensive income	—	(32)	—
Changes in enacted tax laws and tax rates	—	(31)	—
Income tax expense (benefit)	$26	$349	$(384)
In January 2013, the American Taxpayer Relief Act of 2012 (the “Act”) was signed into law. The Act retroactively reinstated and extended the controlled foreign corporation look-through rule, which provides for the exclusion of certain foreign earnings from U.S. federal taxation from January 1, 2012 through December 31, 2013. The impact of the Act has been accounted for in the period of enactment. As a result, the Company recognized a tax benefit of $29 during the year ended December 31, 2013.
In 2013, the Company reached a settlement agreement with tax authorities in a foreign jurisdiction as a result of negotiations related to various intercompany transactions. As a result, the Company released approximately $36 of unrecognized tax benefits during the year ended December 31, 2013. The tax benefit from the release was offset by an increase in the valuation allowance in this foreign jurisdiction. Consequently, as a result of the settlement in 2013, the Company reversed a domestic deferred tax asset related to these various intercompany transactions that resulted in a tax expense of approximately $54 during the year ended December 31, 2013.
The domestic and foreign components of the Company’s loss before income taxes for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Domestic	$(183)	$(28)	$64
Foreign	41	(274)	(121)
Total	$(142)	$(302)	$(57)
The tax effects of significant temporary differences and net operating loss and credit carryforwards, which comprise the Company’s deferred tax assets and liabilities at December 31, 2014 and 2013 is as follows:

	2014	2013
Assets:
Non-pension post-employment	$8	$9
Accrued and other expenses	91	74
Property, plant and equipment	3	2
Loss and credit carryforwards	647	615
Intangibles	8	9
Pension and postretirement benefit liabilities	58	39
Gross deferred tax assets	815	748
Valuation allowance	(588)	(518)
Net deferred tax asset	227	230
Liabilities:
Property, plant and equipment	(119)	(125)
Pension and postretirement benefit assets	—	(5)
Unrepatriated earnings of foreign subsidiaries	(73)	(65)
Intangible assets	(25)	(28)
Gross deferred tax liabilities	(217)	(223)
Net deferred tax asset	$10	$7
The following table summarizes the presentation of the Company’s net deferred tax asset in the Consolidated Balance Sheets at December 31, 2014 and 2013:

	2014	2013
Assets:
Current deferred income taxes (Other current assets)	$11	$7
Long-term deferred income taxes	18	21
Liabilities:
Long-term deferred income taxes	(19)	(21)
Net deferred tax asset	$10	$7
Hexion LLC, which is not a member of the registrant, and its eligible subsidiaries file a consolidated U.S. Federal income tax return. Since Hexion LLC is the Company's parent, the Company can utilize Hexion LLC's tax attributes or vice versa. The Company accounts for Hexion LLC under the separate return method and, therefore, cumulative income at Hexion LLC has reduced the amount of net operating loss carryforwards available to the Company by $27, which has not been reflected in the deferred tax asset above related to net operating loss carryforwards.

As of December 31, 2014, the Company had a $588 valuation allowance for a portion of its net deferred tax assets that management believes, more likely than not, will not be realized. The Company’s deferred tax assets include federal, state and foreign net operating loss carryforwards. The federal net operating loss carryforwards available are $999, which is reduced by the cumulative income from Hexion LLC, as described above. The federal net operating loss carryforwards expire beginning in 2026. The Company’s deferred assets also include minimum tax credits of $2, which are available indefinitely. A full valuation allowance has been provided against these items. The Company has provided a full valuation allowance against its state deferred tax assets, primarily related to state net operating loss carryforwards of $63. A valuation allowance of $154 has been provided against a portion of foreign net operating loss carryforwards, primarily in Germany and the Netherlands.
As of December 31, 2014, the Company had undistributed earnings of certain foreign subsidiaries of $433, on which deferred taxes have not been provided because these earnings are permanently invested outside of the United States. It is not practical to estimate the amount of the deferred tax liability on these undistributed earnings.
The following table summarizes the changes in the valuation allowance for the years ended December 31, 2014, 2013 and 2012:

	Balance at Beginning of Period	Changes in Related Gross Deferred Tax Assets/Liabilities	Charge/(Release)	Balance at End of Period
Valuation allowance on Deferred tax assets:
Year ended December 31, 2012	$432	$11	$(321)	$122
Year ended December 31, 2013	122	(58)	454	518
Year ended December 31, 2014	518	24	46	588
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
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2014	2013
Balance at beginning of year	$70	$92
Additions based on tax positions related to the current year	7	6
Additions for tax positions of prior years	2	8
Reductions for tax positions of prior years	(7)	(38)
Settlements	(1)	—
Foreign currency translation	(5)	2
Balance at end of year	$66	$70
During the year ended December 31, 2014, the Company decreased the amount of its unrecognized tax benefits, including its accrual for interest and penalties, by $1, primarily as a result of a release of unrecognized tax benefits from negotiations with foreign jurisdictions offset by increases in the unrecognized tax benefit for various intercompany transactions. During the years ended December 31, 2014, 2013 and 2012, the Company recognized approximately $3, $6 and $(2), respectively, in interest and penalties. The Company had approximately $34 and $31 accrued for the payment of interest and penalties at December 31, 2014 and 2013, respectively.
$66 of unrecognized tax benefits, if recognized, would affect the effective tax rate; however, a portion of the unrecognized tax benefit would be in the form of a net operating loss carryforward, which would be subject to a full valuation allowance. The Company anticipates recognizing less than $1 of the total amount of unrecognized tax benefits within the next 12 months as a result of negotiations with foreign jurisdictions and completion of audit examinations.

15. Summarized Financial Information of Unconsolidated Affiliates
Summarized financial information of the Company’s most significant unconsolidated affiliates as of December 31, 2014 and December 31, 2013 and for the years ended December 31, 2014, 2013 and 2012 is as follows:

	December 31, 2014	December 31, 2013
Current assets	$38	$36
Non-current assets	26	26
Current liabilities	16	19
Non-current liabilities	2	—

	Year Ended December 31,
	2014	2013	2012
Net sales	$210	$199	$207
Gross profit	62	58	52
Pre-tax income	34	49	31
Net income	33	47	31
16. Segment and Geographic Information
The Company’s business segments are based on the products that the Company offers and the markets that it serves. At December 31, 2014, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins. A summary of the major products of the Company’s reportable segments follows:

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
Net Sales(1):

	Year Ended December 31,
	2014	2013	2012
Epoxy, Phenolic and Coating Resins	$3,277	$3,126	$3,022
Forest Products Resins	1,860	1,764	1,734
Total	$5,137	$4,890	$4,756
Segment EBITDA:

	Year Ended December 31,
	2014	2013	2012
Epoxy, Phenolic and Coating Resins(2)	$272	$258	$337
Forest Products Resins(3)	251	231	201
Corporate and Other	(73)	(67)	(48)
Total	$450	$422	$490

 Depreciation and Amortization Expense:

	Year Ended December 31,
	2014	2013	2012
Epoxy, Phenolic and Coating Resins	$101	$105	$109
Forest Products Resins	36	37	38
Corporate and Other	7	6	6
Total	$144	$148	$153
Total Assets:

	As of December 31,
	2014	2013
Epoxy, Phenolic and Coating Resins	$1,529	$1,546
Forest Products Resins	857	818
Corporate and Other	286	510
Total	$2,672	$2,874
Capital Expenditures(4):

	Year Ended December 31,
	2014	2013	2012
Epoxy, Phenolic and Coating Resins	$94	$86	$89
Forest Products Resins	85	52	41
Corporate and Other	4	7	3
Total	$183	$145	$133

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.

(2)
Included in the Epoxy, Phenolic and Coating Resins Segment EBITDA are “Earnings from unconsolidated entities, net of taxes” of $19, $16 and $18 for the years ended December 31, 2014, 2013 and 2012, respectively.

(3)	Included in the Forest Products Resins Segment EBITDA are “Earnings from unconsolidated entities, net of taxes” of $1 for each of the years ended December 31, 2014, 2013 and 2012.

(4)	Includes capitalized interest costs that are incurred during the construction of property and equipment.
Reconciliation of Segment EBITDA to Net (Loss) Income:

	Year Ended December 31,
	2014	2013	2012
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$272	$258	$337
Forest Products Resins	251	231	201
Corporate and Other	(73)	(67)	(48)
Total	$450	$422	$490

Reconciliation:
Items not included in Segment EBITDA:
Asset impairments	$(5)	$(181)	$(23)
Business realignment costs	(47)	(21)	(35)
Integration costs	—	(10)	(12)
Realized and unrealized foreign currency losses	(32)	(2)	(3)
Other	(36)	(35)	(39)
Total adjustments	(120)	(249)	(112)
Loss on extinguishment of debt	—	(6)	—
Interest expense, net	(308)	(303)	(263)
Income tax (expense) benefit	(26)	(349)	384
Depreciation and amortization	(144)	(148)	(153)
Net (loss) income attributable to Hexion Inc.	(148)	(633)	346
Net loss attributable to noncontrolling interest	—	(1)	—
Net (loss) income	$(148)	$(634)	$346

Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses. For 2014, these items primarily included expenses from retention programs, partially offset by gains on the disposal of assets. For 2013, these items primarily included expenses from retention programs, stock-based compensation expense, and transaction costs. For 2012, these items primarily included a charge related to the resolution of a pricing dispute with an unconsolidated joint venture, losses on the disposal of assets and other transaction costs, partially offset by insurance recoveries related to the terminated Huntsman merger.
Business realignment costs for 2014 primarily included expenses from the Company’s newly implemented restructuring and cost optimization programs, as well as costs for environmental remediation at certain formerly owned locations. Business realignment costs for 2013 primarily included expenses from minor headcount reduction programs and costs for environmental remediation at certain formerly owned locations. Business realignment costs for 2012 primarily included expenses from the Company’s restructuring and cost optimization programs. Integration costs related primarily to the prior integration of Hexion and MPM.
Geographic Information
Net Sales(1):

	Year Ended December 31,
	2014	2013	2012
United States	$2,189	$2,109	$2,005
Netherlands	856	887	902
Germany	282	280	298
Canada	429	357	336
Other international	1,381	1,257	1,215
Total	$5,137	$4,890	$4,756

(1)	Sales are attributed to the country in which the individual business locations reside.
Long-Lived Assets:

	As of December 31,
	2014	2013
United States	$653	$590
Netherlands	155	184
Germany	103	109
Other international	344	358
Total	$1,255	$1,241
17. Changes in Accumulated Other Comprehensive Loss
Following is a summary of changes in “Accumulated other comprehensive loss” for the years ended December 31, 2014 and 2013:

	Year Ended December 31, 2014			Year Ended December 31, 2013
	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$(151)	$130	$(21)	$(1)	$(219)	$143	$(77)
Other comprehensive (loss) income before reclassifications, net of tax	(86)	(61)	(147)	—	50	(13)	37
Amounts reclassified from Accumulated other comprehensive loss, net of tax	9	—	9	1	18	—	19
Net other comprehensive (loss) income	(77)	(61)	(138)	1	68	(13)	56
Ending balance	$(228)	$69	$(159)	$—	$(151)	$130	$(21)

Amount Reclassified From Accumulated Other Comprehensive Loss	Amount Reclassified From Accumulated Other Comprehensive Loss for the Year Ended December 31:		Location of Reclassified Amount in Income
	2014	2013
Gains and losses on cash flow hedges:
Interest rate swaps	$—	$—	Interest expense, net
Total before income tax	—	—
Income tax benefit	—	1	Income tax expense (benefit)
Total	$—	$1

Amortization of defined benefit pension and other postretirement benefit items:
Prior service benefit	$—	$(1)	(1)
Actuarial losses	9	21	(1)
Total before income tax	9	20
Income tax benefit	—	(2)	Income tax expense (benefit)
Total	9	18
Total	$9	$19

(1)	These accumulated other comprehensive income components are included in the computation of net pension and postretirement benefit expense (see Note 10).

18. Guarantor/Non-Guarantor Subsidiary Financial Information
The Company’s 6.625% First-Priority Senior Secured Notes due 2020, 8.875% Senior Secured Notes due 2018 and the 9.00% Second-Priority Senior Secured Notes due 2020 are guaranteed by the Company and certain of its U.S. subsidiaries.
The following information contains the condensed consolidating financial information for Hexion Inc. (the parent), the combined subsidiary guarantors (Hexion Investments Inc. (formerly, Momentive Specialty Chemical Investments Inc.); Borden Chemical Foundry, LLC; Lawter International, Inc.; HSC Capital Corporation; Hexion International Inc. (formerly, Momentive International, Inc.); Hexion CI Holding Company (China) LLC (formerly, Momentive CI Holding Company (China) LLC); NL COOP Holdings LLC and Oilfield Technology Group, Inc.) and the combined non-guarantor subsidiaries, which includes all of the Company’s foreign subsidiaries.
All of the subsidiary guarantors are 100% owned by Hexion Inc. All guarantees are full and unconditional, and are joint and several. There are no significant restrictions on the ability of the Company to obtain funds from its domestic subsidiaries by dividend or loan. While the Company’s Australian, New Zealand and Brazilian subsidiaries are restricted in the payment of dividends and intercompany loans due to the terms of their credit facilities, there are no material restrictions on the Company’s ability to obtain cash from the remaining non-guarantor subsidiaries.
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
Corporate Changes
In December 2014, Hexion U.S. Finance Corp. (“Hexion U.S.”), the issuer under the indentures governing the Company’s 6.625% First-Priority Senior Secured Notes due 2020 (the “First Lien Notes”), the Company’s 8.875% Senior Secured Notes due 2018 (the “Senior Secured Notes”) and the Company’s 9.00% Second-Priority Senior Secured Notes due 2020 (the “Second Lien Notes”), merged with and into Hexion Inc., its parent company, with Hexion Inc. remaining as the surviving entity. Pursuant to supplemental indentures, Hexion Inc. assumed all the obligations of Hexion U.S. under the indentures and the First Lien Notes, the Senior Secured Notes and the Second Lien Notes.
The merger was accounted for as a transaction under common control as defined in the accounting guidance for business combinations. As a result, the Company has recasted its prior period guarantor/non-guarantor subsidiary financial information on a combined basis to reflect the merger of Hexion U.S. with and into Hexion Inc., resulting in the balances and activity previously reported in the Issuer column to be combined with the balances and activity reported in the Hexion Inc. column.
Financial Statement Revisions
The Company revised its Consolidating Statement of Operations for the year ended December 31, 2013 to correct the amount of other comprehensive loss reported in the Combined Guarantor Subsidiaries, Combined Non-Guarantor Subsidiaries and Eliminations columns. The revisions resulted in an increase of $125, $125 and $250, respectively, to “Comprehensive loss attributable to Hexion Inc.”
The Company also revised its Consolidating Balance Sheet as of December 31, 2013 to correctly present intercompany accounts receivable and payable and intercompany debt receivable and payable reported in the Combined Non-Guarantor Subsidiaries column. The revisions were made to correctly eliminate intercompany amounts between the combined non-guarantor subsidiaries within the Combined Non-Guarantor Subsidiary column. Previously, these amounts were incorrectly presented on a gross basis within that column. The revisions resulted in a decrease of $201, $105 and $4,205 to “Intercompany accounts receivable,” “Intercompany loans receivable” (current) and “Intercompany loans receivable” (long-term), respectively. The revisions also resulted in decreases of equal amounts to “Intercompany accounts payable,” “Intercompany loans payable within one year” and “Intercompany loans payable” (long-term), respectively.
These corrections, which the Company determined are not material to the previously issued financial statements, had no impact on the Consolidated Financial Statements or footnotes, except for the columns of the Consolidating Statement of Operations for the year ended December 31, 2013 and the Consolidating Balance Sheet as of December 31, 2013.

HEXION INC.
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2014

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0 and $16, respectively)	$23	$—	$149	$—	$172
Short-term investments	—	—	7	—	7
Accounts receivable, net	174	—	417	—	591
Intercompany accounts receivable	118	—	138	(256)	—
Intercompany loans receivable	265	—	43	(308)	—
Inventories:
Finished and in-process goods	118	—	170	—	288
Raw materials and supplies	46	—	64	—	110
Other current assets	36	—	37	—	73
Total current assets	780	—	1,025	(564)	1,241
Investments in unconsolidated entities	234	34	29	(249)	48
Deferred income taxes	—	—	18	—	18
Other long-term assets	76	6	28	—	110
Intercompany loans receivable	1,046	28	17	(1,091)	—
Property and equipment, net	534	—	521	—	1,055
Goodwill	65	—	54	—	119
Other intangible assets, net	56	—	25	—	81
Total assets	$2,791	$68	$1,717	$(1,904)	$2,672
Liabilities and Deficit
Current liabilities:
Accounts payable	$142	$—	$284	$—	$426
Intercompany accounts payable	138	—	118	(256)	—
Debt payable within one year	26	—	73	—	99
Intercompany loans payable within one year	43	—	265	(308)	—
Interest payable	81	—	1	—	82
Income taxes payable	6	—	6	—	12
Accrued payroll and incentive compensation	34	—	33	—	67
Other current liabilities	69	—	66	—	135
Total current liabilities	539	—	846	(564)	821
Long-term liabilities:
Long-term debt	3,674	—	61	—	3,735
Intercompany loans payable	36	6	1,049	(1,091)	—
Accumulated losses of unconsolidated subsidiaries in excess of investment	709	249	—	(958)	—
Long-term pension and post employment benefit obligations	59	—	219	—	278
Deferred income taxes	8	—	11	—	19
Other long-term liabilities	117	—	54	—	171
Total liabilities	5,142	255	2,240	(2,613)	5,024
Total Hexion Inc. shareholder’s deficit	(2,351)	(187)	(522)	709	(2,351)
Noncontrolling interest	—	—	(1)	—	(1)
Total deficit	(2,351)	(187)	(523)	709	(2,352)
Total liabilities and deficit	$2,791	$68	$1,717	$(1,904)	$2,672

HEXION INC.
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2013

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0 and $18, respectively)	$170	$—	$223	$—	$393
Short-term investments	—	—	7	—	7
Accounts receivable, net	179	—	422	—	601
Intercompany accounts receivable	190	—	173	(363)	—
Intercompany loans receivable	216	—	173	(389)	—
Inventories:
Finished and in-process goods	105	—	152	—	257
Raw materials and supplies	38	—	65	—	103
Other current assets	27	—	45	—	72
Total current assets	925	—	1,260	(752)	1,433
Investments in unconsolidated entities	249	29	29	(262)	45
Deferred income taxes	—	—	21	—	21
Other long-term assets	90	2	42	—	134
Intercompany loans receivable	1,251	29	16	(1,296)	—
Property and equipment, net	491	—	556	—	1,047
Goodwill	52	—	60	—	112
Other intangible assets, net	47	—	35	—	82
Total assets	$3,105	$60	$2,019	$(2,310)	$2,874
Liabilities and Deficit
Current liabilities:
Accounts payable	$165	$—	$318	$—	$483
Intercompany accounts payable	41	—	322	(363)	—
Debt payable within one year	20	—	89	—	109
Intercompany loans payable within one year	173	—	216	(389)	—
Interest payable	82	—	1	—	83
Income taxes payable	4	—	8	—	12
Accrued payroll and incentive compensation	19	—	28	—	47
Other current liabilities	65	—	62	—	127
Total current liabilities	569	—	1,044	(752)	861
Long-term liabilities:
Long-term debt	3,635	—	30	—	3,665
Intercompany loans payable	33	7	1,256	(1,296)	—
Accumulated losses of unconsolidated subsidiaries in excess of investment	762	261	—	(1,023)	—
Long-term pension and post employment benefit obligations	50	—	184	—	234
Deferred income taxes	9	—	12	—	21
Other long-term liabilities	116	—	47	—	163
Total liabilities	5,174	268	2,573	(3,071)	4,944
Total Hexion Inc shareholder’s deficit	(2,069)	(208)	(553)	761	(2,069)
Noncontrolling interest	—	—	(1)	—	(1)
Total deficit	(2,069)	(208)	(554)	761	(2,070)
Total liabilities and deficit	$3,105	$60	$2,019	$(2,310)	$2,874

HEXION INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2014

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,259	$—	$3,109	$(231)	$5,137
Cost of sales	2,000	—	2,765	(231)	4,534
Gross profit	259	—	344	—	603
Selling, general and administrative expense	96	—	265	—	361
Asset impairments	—	—	5	—	5
Business realignment costs	31	—	16	—	47
Other operating (income) expense, net	(11)	(4)	7	—	(8)
Operating income	143	4	51	—	198
Interest expense, net	300	—	8	—	308
Intercompany interest (income) expense, net	(92)	(1)	93	—	—
Other non-operating expense (income), net	101	—	(69)	—	32
(Loss) income before income tax, earnings from unconsolidated entities	(166)	5	19	—	(142)
Income tax (benefit) expense	(6)	—	32	—	26
(Loss) income before earnings from unconsolidated entities	(160)	5	(13)	—	(168)
Earnings from unconsolidated entities, net of taxes	12	31	4	(27)	20
Net (loss) income	$(148)	$36	$(9)	$(27)	$(148)
Comprehensive (loss) income attributable to Hexion Inc.	$(286)	$35	$(86)	$51	$(286)

HEXION INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2013

	Hexion Inc.		Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,176		$—	$2,919	$(205)	$4,890
Cost of sales	1,876		—	2,645	(205)	4,316
Gross profit	300		—	274	—	574
Selling, general and administrative expense	108		—	254	—	362
Asset impairments	53		—	128	—	181
Business realignment costs	12		—	9	—	21
Other operating (income) expense, net	(1)		(1)	3	—	1
Operating income (loss)	128		1	(120)	—	9
Interest expense, net	296		—	7	—	303
Intercompany interest (income) expense, net	(103)		(1)	104	—	—
Loss on extinguishment of debt	4		—	2	—	6
Other non-operating (income) expense, net	(45)		—	47	—	2
(Loss) income before income tax, (losses) earnings from unconsolidated entities	(24)		2	(280)	—	(302)
Income tax expense	346		—	3	—	349
(Loss) income before (losses) earnings from unconsolidated entities	(370)		2	(283)	—	(651)
(Losses) earnings from unconsolidated entities, net of taxes	(263)		(170)	4	446	17
Net loss	(633)		(168)	(279)	446	(634)
Net loss attributable to noncontrolling interest	—	—	—	1	—	1
Net loss attributable to Hexion Inc.	$(633)		$(168)	$(278)	$446	$(633)
Comprehensive loss attributable to Hexion Inc.	$(577)		$(169)	$(253)	$422	$(577)

HEXION INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2012

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,120	$—	$2,902	$(266)	$4,756
Cost of sales	1,800	—	2,626	(266)	4,160
Gross profit	320	—	276	—	596
Selling, general and administrative expense	61	—	261	—	322
Asset impairments	—	—	23	—	23
Business realignment costs	9	—	26	—	35
Other operating expense (income), net	8	(1)	4	—	11
Operating income (loss)	242	1	(38)	—	205
Interest expense, net	234	—	29	—	263
Intercompany interest (income) expense, net	(54)	(1)	55	—	—
Other non-operating (income) expense, net	(10)	—	9	—	(1)
Income (loss) before income tax, (losses) earnings from unconsolidated entities	72	2	(131)	—	(57)
Income tax benefit	(371)	—	(13)	—	(384)
Income (loss) before (losses) earnings from unconsolidated entities	443	2	(118)	—	327
(Losses) earnings from unconsolidated entities, net of taxes	(97)	(70)	3	183	19
Net income (loss)	$346	$(68)	$(115)	$183	$346
Comprehensive income (loss) attributable to Hexion Inc.	$252	$(69)	$(207)	$276	$252

HEXION INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2014

	Hexion Inc.		Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(426)		$14	$376		$(14)	$(50)
Cash flows provided by (used in) investing activities
Capital expenditures	(89)		—	(94)		—	(183)
Acquisition of businesses	(52)		—	(12)		—	(64)
Purchase of debt securities, net	—		—	(1)		—	(1)
Change in restricted cash	—		—	(3)		—	(3)
Disbursement of affiliated loan	—		—	(50)		—	(50)
Repayment of affiliated loan	—		—	50		—	50
Funds remitted to unconsolidated affiliates, net	—		—	(2)		—	(2)
Proceeds from sale of assets	20		—	—		—	20
Capital contribution to subsidiary	(30)		(20)	—		50	—
Return of capital from subsidiary from sales of accounts receivable	350	(a)	—	—		(350)	—
	199		(20)	(112)		(300)	(233)
Cash flows provided by (used in) financing activities
Net short-term debt borrowings	7		—	14		—	21
Borrowings of long-term debt	295		—	96		—	391
Repayments of long-term debt	(256)		—	(87)			(343)
Net intercompany loan borrowings (repayments)	34		—	(34)		—	—
Capital contribution from parent	—		20	30		(50)	—
Common stock dividends paid	—		(14)	—		14	—
Return of capital to parent from sales of accounts receivable	—		—	(350)	(a)	350	—
	80		6	(331)		314	69
Effect of exchange rates on cash and cash equivalents	—		—	(9)		—	(9)
Decrease in cash and cash equivalents	(147)		—	(76)		—	(223)
Cash and cash equivalents (unrestricted) at beginning of year	170		—	209		—	379
Cash and cash equivalents (unrestricted) at end of year	$23		$—	$133		$—	$156

(a)
During the year ended December 31, 2014, Hexion Inc. contributed receivables of $350 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the year ended December 31, 2014, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Hexion Inc. by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined non-guarantor subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and Hexion Inc., respectively.

HEXION INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2013

	Hexion Inc.		Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(173)		$23	$251		$(21)	$80
Cash flows provided by (used in) investing activities
Capital expenditures	(75)		—	(69)		—	(144)
Capitalized interest	—		—	(1)		—	(1)
Purchase of debt securities, net	—		—	(3)		—	(3)
Change in restricted cash	—		—	4		—	4
Funds remitted to unconsolidated affiliates, net	—		—	(13)		—	(13)
Proceeds from sale of assets	—		—	7		—	7
Capital contribution to subsidiary	(31)		(20)	—		51	—
Return of capital from subsidiary	48		31	—		(79)	—
Return of capital from subsidiary from sales of accounts receivable	214	(a)	—	—		(214)	—
	156		11	(75)		(242)	(150)
Cash flows (used in) provided by financing activities
Net short-term debt borrowings	—		—	15		—	15
Borrowings of long-term debt	1,109		—	26		—	1,135
Repayments of long-term debt	(665)		—	(393)		—	(1,058)
Net intercompany loan (repayments) borrowings	(493)		(2)	495		—	—
Capital contribution from parent	—		20	31		(51)	—
Long-term debt and credit facility financing fees	(40)		—	—		—	(40)
Common stock dividends paid	—		(21)	—		21	—
Return of capital to parent	—		(31)	(48)		79	—
Return of capital to parent from sales of accounts receivable	—		—	(214)	(a)	214	—
	(89)		(34)	(88)		263	52
Effect of exchange rates on cash and cash equivalents	—		—	(4)		—	(4)
(Decrease) increase in cash and cash equivalents	(106)		—	84		—	(22)
Cash and cash equivalents (unrestricted) at beginning of year	276		—	125		—	401
Cash and cash equivalents (unrestricted) at end of year	$170		$—	$209		$—	$379

(a)
During the year ended December 31, 2013, Hexion Inc. contributed receivables of $214 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the year ended December 31, 2013, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Hexion Inc. by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined non-guarantor subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and Hexion Inc., respectively.

HEXION INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2012

	Hexion Inc.		Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows provided by operating activities	$14		$16	$160		$(13)	$177
Cash flows provided by (used in) investing activities
Capital expenditures	(57)		—	(76)		—	(133)
Proceeds from sale of debt securities, net	—		—	2		—	2
Change in restricted cash	—		—	(15)		—	(15)
Funds remitted to unconsolidated affiliates, net	—		—	(3)		—	(3)
Proceeds from sale of assets	9		—	2		—	11
Capital contribution to subsidiary	(30)		(19)	—		49	—
Return of capital from subsidiary from sales of accounts receivable	87	(a)	—	—		(87)	—
	9		(19)	(90)		(38)	(138)
Cash flows provided by (used in) financing activities
Net short-term debt repayments	—		—	(7)		—	(7)
Borrowings of long-term debt	450		—	3		—	453
Repayments of long-term debt	(278)		—	(209)		—	(487)
Repayment of affiliated debt	(2)		—	—		—	(2)
Repayment of advance from affiliate	(7)		—	—		—	(7)
Net intercompany loan (repayments) borrowings	(113)		(3)	116		—	—
Capital contribution from parent	16		19	30		(49)	16
Long-term debt and credit facility financing fees	(14)		—	—		—	(14)
Common stock dividends paid	(11)		(13)	—		13	(11)
Return of capital to parent from sales of accounts receivable	—		—	(87)	(a)	87	—
	41		3	(154)		51	(59)
Effect of exchange rates on cash and cash equivalents	—		—	5		—	5
Increase (decrease) in cash and cash equivalents	64		—	(79)		—	(15)
Cash and cash equivalents (unrestricted) at beginning of year	212		—	204		—	416
Cash and cash equivalents (unrestricted) at end of year	$276		$—	$125		$—	$401

(a)
During the year ended December 31, 2012, Hexion Inc. contributed receivables of $87 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the year ended December 31, 2012, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Hexion Inc. by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined non-guarantor subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and Hexion Inc., respectively.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of
Hexion Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, deficit, and cash flows present fairly, in all material respects, the financial position of Hexion Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 8 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Columbus, Ohio
March 10, 2015

Schedule II – Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Additions		Deductions	Balance at End of Period
		Charged to cost and expenses(1)	Charged to other accounts
Allowance for Doubtful Accounts:
Year ended December 31, 2014	$16	$(1)	$—	$(1)	$14
Year ended December 31, 2013	17	2	—	(3)	16
Year ended December 31, 2012	19	2	—	(4)	17
Reserve for Obsolete Inventory:
Year ended December 31, 2014	$8	$4	$—	$(4)	$8
Year ended December 31, 2013	7	6	—	(5)	8
Year ended December 31, 2012	7	6	—	(6)	7

(1)	Includes the impact of foreign currency translation.
ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, we, under the supervision and with the participation of our Disclosure Committee and our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.
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
We have assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on our assessment, we have concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective based on those criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
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
None.

PART III
ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors, Executive Officers, Promoters and Control Persons
The supervision of our management and the general course of the Company’s affairs and business operations is entrusted to the Board of Managers of our indirect parent, Hexion Holdings LLC (“Hexion Holdings”).
Set forth below are the names, ages and current positions of our executive officers and the members of the Hexion Holdings Board of Managers as of March 1, 2015.

Name	Age	Position
Craig O. Morrison	59	Director, Chairman, President and Chief Executive Officer
William H. Carter	61	Director, Executive Vice President and Chief Financial Officer
William H. Joyce	79	Director
Robert Kalsow-Ramos	29	Director
Scott M. Kleinman	42	Director
Geoffrey A. Manna	53	Director
Jonathan D. Rich	59	Director
David B. Sambur	34	Director
Marvin O. Schlanger	66	Director
Joseph P. Bevilaqua	59	Executive Vice President, President – Epoxy, Phenolic and Coating Resins Division
Dale N. Plante	57	Executive Vice President, President – Forest Products Division
Judith A. Sonnett	58	Executive Vice President – Human Resources
Nathan E. Fisher	49	Executive Vice President – Procurement
Anthony B. Greene	55	Executive Vice President – Business Development and Strategy
Douglas A. Johns	57	Executive Vice President and General Counsel
Karen E. Koster	52	Executive Vice President – Environmental, Health & Safety
George F. Knight	58	Senior Vice President – Finance and Treasurer
Craig O. Morrison was elected President and Chief Executive Officer and a director of the Company effective March 25, 2002 and was named Chairman of the Board of Directors on June 1, 2005. He has also served as President and CEO and a director of Hexion Holdings since October 1, 2010. Mr. Morrison served as President and Chief Executive Officer and a Director of MPM from October 1, 2010 to October 24, 2014. MPM and certain of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in April 2014 and emerged from Chapter 11 on October 24, 2014. Prior to joining our Company, he served as President and General Manager of Alcan Packaging’s Pharmaceutical and Cosmetic Packaging business from 1999 to 2002. From 1993 to 1998 he was President and General Manager for Van Leer Containers, Inc. Prior to joining Van Leer Containers, Mr. Morrison served in a number of management positions with General Electric’s Plastics division from March 1990 to November 1993, and as a consultant with Bain and Company from 1987 to 1990. He is a member of the Environmental, Health and Safety and Executive Committees of the Board of Managers of Hexion Holdings. Mr. Morrison’s position as President and Chief Executive Officer, his extensive management experience, and his skills in business leadership and strategy qualify him to serve as a director of the Company and on the Board of Managers of Hexion Holdings.
William H. Carter was elected Executive Vice President and Chief Financial Officer of the Company effective April 3, 1995 and a director November 20, 2001. He has also served as Executive Vice President and CFO and a director of Hexion Holdings since October 1, 2010. Mr. Carter served as Executive Vice President and Chief Financial Officer and a Director of MPM from October 1, 2010 to October 24, 2014. MPM and certain of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in April 2014 and emerged from Chapter 11 on October 24, 2014. Throughout his tenure with us, Mr. Carter has been instrumental in the restructuring of our holdings, including serving as a director and interim President and Chief Executive Officer of a former subsidiary, BCP Management Inc., from January to June 2000, and a director and executive officer of WKI Holding Company, Inc. from 2001 to 2003. Additionally, he has served as a director of Elmer’s Products, Inc., Borden Foods Corporation and AEP Industries, Inc. He currently serves as a director of M/I Homes, Inc. Prior to joining our Company in 1995, Mr. Carter was a partner, and the engagement partner for Borden Chemical, with Price Waterhouse LLP, which he joined in 1975. Mr. Carter’s position as Executive Vice President and Chief Financial Officer, his extensive management experience, and his skills in financial leadership qualify him to serve as a director of the Company and on the Board of Managers of Hexion Holdings.
William H. Joyce has been a member of the Board of Managers of Hexion Holdings LLC since October 1, 2010. Dr. Joyce served as chief executive officer and chairman of Nalco Holding Company from November 2003 until his retirement in December 2007. Dr. Joyce, prior to his appointment as chief executive officer and chairman of Nalco Company, served as chief executive officer and chairman at Hercules Incorporated and prior to that at Union Carbide. Dr. Joyce holds a B.S. degree in Chemical Engineering from Penn State University, and M.B.A. and Ph.D. degrees from New York University. Dr. Joyce received the National Medal of Technology Award in 1993 from President Clinton, the Plastics Academy’s Lifetime Achievement Award in 1997, and the Society of Chemical Industry Perkin Medal Award in 2003. Dr. Joyce also serves as a trustee of the Universities Research Association and is a board leadership fellow of the National Association of Corporate Directors. During the past five years, he also served on the board of directors of El Paso Corporation, CVS Caremark Corporation, and Momentive Performance Materials Holdings Inc. He is Chair of the Environmental, Health and Safety committee of the Hexion Holdings LLC Board of

Managers. Dr. Joyce’s extensive management experience, and his skills in business leadership and strategy, qualify him to serve on the Board of Managers of Hexion Holdings.

Robert Kalsow-Ramos was elected a member of the Board of Managers of Hexion Holdings on October 27, 2014. Mr. Kaslow-Ramos is a Principal in Apollo Global Management’s Private Equity Group, where he has worked since 2010. Prior to joining Apollo, Mr. Kalsow-Ramos was a member of the Transportation Investment Banking Group at Morgan Stanley from 2008 to 2010. He also serves on the Board of Directors of Noranda Aluminum Holding Corporation and MPM Holdings Inc., both of which are affiliated with Apollo. He is a member of the Hexion Holdings Board of Managers’ Compensation Committee and Chair of its Audit Committee. Mr. Kalsow-Ramos’ extensive finance and business experience, which gives him insights into strategic and financial matters, qualifies him to serve on the Board of Managers of Hexion Holdings.
Scott M. Kleinman was elected a member of the Board of Managers of Hexion Holdings on October 1, 2010. He served as a director of the Company from February 12, 2014 to October 27, 2014. Mr. Kleinman is the Lead Partner for Private Equity at Apollo, where he has worked since February 1996. Prior to that time, Mr. Kleinman was employed by Smith Barney Inc. in its Investment Banking division. Mr. Kleinman is also a director of the following companies affiliated with Apollo: MPM Holdings Inc., Verso Corporation, and Verso Paper Holdings, LLC. Within the past five years, Mr. Kleinman was also a director of Noranda Aluminum Holding Corporation, Realogy Holdings Corp., LyondellBasell Industries N.V., MPM, and Taminco Corporation. He is Chair of the Executive Committee and a member of the Compensation Committees of the Board of Managers of Hexion Holdings. During 2014 he also served as a member of the Compensation Committee of the Company’s Board of Directors. In light of our ownership structure and Mr. Kleinman's position with Apollo and his extensive finance and business experience, we believe it is appropriate for Mr. Kleinman to serve of the Board of Managers of Hexion Holdings.
Geoffrey A. Manna was elected a director of the Company on September 30, 2013 and served until October 27, 2014 at which time he resigned and was elected a member of the Board of Managers of Hexion Holdings. Since 2008, he has been an independent consultant principally focused on financial advisory and interim management engagements such as Chief Operating Officer and Chief Financial Officer oriented roles for companies ranging from small middle market to multi-billion market capitalization public companies across several industry sectors, including media, healthcare, building products and energy distribution & logistics. He served in management and operating roles in leveraged finance and investment banking from 1995 to 2008. From June 2006 to June 2008 he served as Managing Director for The Royal Bank of Scotland. From June 2004 to June 2006 he served as Managing Director for BNP Paribas. From July 1999 to June 2004 he served as Chief Operating Officer-Financial Sponsors Group and Director for Credit Suisse First Boston. From July 1995 to July 1999 he served as Vice President for Deutsche Bank and its predecessor companies Bankers Trust Company and BT Securities. Prior to that, from July 1991 to January 1994 he held the position of Director-Finance for US WEST Capital where he directed financial management and merger and acquisition projects. Before that, he was employed at KPMG for eight years as a Senior Manager and managed over 50 audit engagements and special projects for major public and private companies, including General Electric and GE Capital Corporation. Until his resignation, Mr. Manna served as a member of the Company’s Audit Committee. He currently serves as a member of the Audit Committee of the Board of Managers of Hexion Holdings. Mr. Manna’s extensive experience in finance and business qualifies him to serve on the Board of Managers of Hexion Holdings.
Jonathan Rich has been a member of the Board of Managers of Hexion Holdings since October 1, 2010 where he serves on the Environmental, Health and Safety Committee. Dr. Rich is a director, chief executive officer and Chairman of Berry Plastics Group Inc., holding these positions since October 2010. Beginning in 2002, Dr. Rich was President, North American Tire-Goodyear Tire and Rubber Company, and chairman of the board, Goodyear Dunlop Tires NA. At Goodyear, he had previously served as Director, Chemical R&D and as president of Goodyear Chemical. Dr. Rich began his career at GE in 1982 as a research chemist with Corporate R&D and progressed through a series of management positions to become Manager of Operational Excellence at GE Silicones from 1996 to 1998. He was then promoted to Technical Director, GE Bayer Silicones in Germany from 1998 to 2000. He served as a director of MPM and MPM Holdings, and as president and chief executive officer from June 2007 to October 2010. Dr. Rich’s previous officer and director positions, his extensive management experience, and his skills in business leadership and strategy, qualify him to serve on the Board of Managers of Hexion Holdings.
David B. Sambur was elected a member of the Board of Managers of Hexion Holdings on October 1, 2010. He served as a director of the Company from October 1, 2010 to October 28, 2014. He is a Partner at Apollo, where he has worked since 2004. He was a member of the Leveraged Finance Group of Salomon Smith Barney Inc. from 2002 to 2004. He is also a director of MPM Holdings Inc., Verso Corporation, Caesars Entertainment Corporation, and Caesars Acquisition Company, all companies affiliated with Apollo. Within the past five years, Mr. Sambur was also a member of the Verso Paper Holdings, LLC Board of Managers and the MPM and Hexion Inc. Boards of Directors. He is a member of the Audit and Executive Committees and Chair of the Compensation Committee of the Board of Managers of Hexion Holdings. During 2014, he also served on the Audit and Compensation Committees of the Board of Directors of the Company. In light of our ownership structure and his extensive financial and business experience, we believe it is appropriate for Mr. Sambur to serve on the Board of Managers of Hexion Holdings.
Marvin O. Schlanger was appointed a Member of the Board of Manager of Hexion Holdings on October 1, 2010 and serves on the Board’s Environmental, Health and Safety Committee. Since October 1998, Mr. Schlanger has been a principal in the firm of Cherry Hill Chemical Investments, LLC, which provides management services and capital to the chemical and allied industries. Prior to October 1998, he held various positions with ARCO Chemical Company, serving as President and Chief Executive Officer from May 1998 to July 1998 and as Executive Vice President and Chief Operating Officer from 1994 to May 1998. He served as Chairman and Chief Executive Officer of Resolution Performance Products LLC and RPP Capital Corporation from November 2000 and Chairman of Resolution Specialty Materials Company from August 2004 until the formation of Hexion Specialty Chemicals, Inc. in May 2005. Mr. Schlanger is also a director and the Chairman of the Board of CEVA Group Plc, and a director of UGI Corporation, UGI Utilities Inc., Amerigas Partners, LP, and MPM Holdings Inc. Mr. Schlanger was formerly

Chairman of the Supervisory Board of LyondellBasell Industries N.V. and Chairman of Covalence Specialty Materials Corp. Mr. Schlanger’s extensive finance and business experience qualifies him to serve on the Board of Managers of Hexion Holdings.
Joseph P. Bevilaqua is an Executive Vice President and President of the Epoxy, Phenolic and Coating Resins Division of the Company. Since August 10, 2008, he has been responsible for the epoxy and phenolic resins businesses and in October 2010, the coatings business was added to his division responsibilities. Prior to that, he was Executive Vice President and President of the Phenolic and Forest Products Division, a position he held from January 2004 to August 2008. Mr. Bevilaqua joined the Company in April 2002 as Vice President-Corporate Strategy and Development. From February 2000 to March 2002, he was the Vice President and General Manager of Alcan’s global plastics packaging business. Prior to Alcan, Mr. Bevilaqua served in leadership positions with companies such as General Electric, Woodbridge Foam Corporation and Russell-Stanley Corporation.
Dale N. Plante was elected an Executive Vice President and appointed President of the Forest Products Division of the Company on September 1, 2008. In this role, Mr. Plante is responsible for the Company’s global forest products resins and formaldehyde businesses. Mr. Plante has held a number of assignments with increasing responsibility in his thirty-four years in the forest products sector with the Company and its predecessors. Prior to becoming President of the Forest Products division, in 2005 Mr. Plante relocated from Canada to Rotterdam to become the Managing Director of Forest Products and Formaldehyde - Europe. In 2007, Mr. Plante was promoted to Vice President and Managing Director of Forest Products and Formaldehyde - Europe. Prior to 2005, Mr. Plante was located in Canada working for the Company’s Canadian subsidiary and, from 2004-2005, was North American Sales Manager - Wood Fiber.
Judith A. Sonnett was elected Executive Vice President - Human Resources of the Company in September 2007 and the same position for Hexion Holdings on October 27, 2014. She also served as Executive Vice President - Human Resources of Momentive Performance Materials Inc, from October 1, 2010 to December 15, 2014. MPM and certain of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in April 2014 and emerged from Chapter 11 on October 24, 2014. She has served in various HR leadership roles for the Company and its predecessors since November 1998. Prior to her election to her current position, Ms. Sonnett was Vice President - People and Organizational Development from November 2004 thru September 2007, and prior to that, she held the title Vice President, Human Resources for Borden Chemical Inc. from November 1998 thru November 2004. From 1995 to 1998 Ms. Sonnett worked in Human Resources for W.L. Gore and Associates.
Nathan E. Fisher was elected Executive Vice President - Procurement of the Company on June 1, 2005. He also serves as Executive Vice President - Procurement of Momentive Performance Materials Inc, having been elected to that position on October 1, 2010. MPM and certain of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in April 2014 and emerged from Chapter 11 on October 24, 2014. Mr. Fisher joined the Company in March 2003 as Director of Strategic Sourcing and was promoted to Vice President - Global Sourcing in September 2004.
Anthony B. Greene was elected Executive Vice President- Business Development and Strategy of the Company on October 1, 2010 and provides his services to the Company under the Shared Services Agreement with MPM. Mr. Greene also serves in that capacity for MPM. MPM and certain of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in April 2014 and emerged from Chapter 11 on October 24, 2014. Mr. Greene joined MPM upon its formation on December 4, 2006 as Global Financial Planning and Analysis Manager. He was appointed Global Business Development Leader in January 2010. Prior to December 2006, he served as Global Financial Planning and Analysis Manager for GE Advanced Materials since 2005. Mr. Greene joined GE in 1981 and has held numerous financial management roles in a wide variety of GE businesses in the U.S., Asia and Europe.
Douglas A. Johns was elected Executive Vice President and General Counsel of the Company on October 1, 2010 and provides his services to the Company under the Shared Services Agreement with MPM. He also serves as Executive Vice President, General Counsel and Secretary of Hexion Holdings LLC. Mr. Johns joined MPM as General Counsel and Secretary upon its formation on December 4, 2006 and served in that capacity until October 24, 2014. MPM and certain of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in April 2014 and emerged from Chapter 11 on October 24, 2014. He was promoted to Executive Vice President on October 1, 2010. Prior to that time, Mr. Johns served as General Counsel for GE Advanced Materials, a division of the General Electric Company (“GE”) from 2004 to December 2006. Mr. Johns began his career as a trial lawyer at the U.S. Department of Justice and was in private practice before joining GE in 1991, where he served as Senior Counsel for global regulatory and environmental matters and Senior Business Counsel at GE Plastics’ European headquarters in Bergen Op Zoom, The Netherlands from 2001 to 2004.
Karen E. Koster was elected Executive Vice President—Environmental, Health & Safety of the Company effective August 8, 2011 and the same position for Hexion Holdings on October 27, 2014. Ms. Koster also served in that capacity for MPM from August 8, 2011 to December 15, 2014. MPM and certain of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in April 2014 and emerged from Chapter 11 on October 24, 2014. Prior to joining the Company, Ms. Koster held various environmental services and legal management roles at Cytec Industries where, from August 2002, she served as Vice President, Safety, Health and Environment.
George F. Knight was elected Senior Vice President - Finance and Treasurer of the Company on June 1, 2005, having served as Vice President, Finance and Treasurer since July 2002. He has also served as Senior Vice President- Finance and Treasurer for MPM and Hexion Holdings since October 1, 2010 and November 1, 2010, respectively. MPM and certain of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in April 2014 and emerged from Chapter 11 on October 24, 2014. Mr. Knight joined the Company in 1997 and served until 2009 as Director and then Vice President of Mergers and Acquisitions - Finance for Borden, Inc. From 1999-2001 he served as Vice President of Finance for Borden Foods Corporation.

Nominating Committee
As a controlled company, Hexion Holdings has no Nominating Committee nor does it have written procedures by which security holders may recommend nominees to its Board of Managers.
Audit Committee Financial Expert
Since Hexion Holdings is not a listed issuer, there are no requirements that it have an independent Audit Committee. Hexion Holdings’ Audit Committee consists of Messrs. Seminara, Sambur and Manna, each of whom qualifies as an audit committee financial expert, as such term is defined in Item 407(d)(5) of Regulation S-K.
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

ITEM 11 - EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS
Overview
In 2010, we entered into the Shared Services Agreement (the “SSA”) with Momentive Performance Materials Inc. (“MPM”), a former subsidiary under a common parent company. Under this agreement, MPM provides to us, and we provide to MPM, a range of services on a shared basis, including the services of certain executives and associates. In 2014, the fully burdened costs of the shared executives and other associates were allocated 57% to us and 43% to MPM. However, if 100% of any cost is demonstrably attributable to or for the benefit of either MPM or us, the entire amount of such cost is allocated to the company realizing such benefit. Fully burdened costs for shared associates include salary, bonus, cash grants under annual incentive compensation plans, costs under health care, life insurance, pension, retirement, deferred compensation and severance plans and associated overhead. The costs are calculated in accordance with accounting policies and procedures approved, from time to time, by the parties.
As a result of MPM’s reorganization and emergence from Chapter 11 bankruptcy on October 24, 2014, (the “Emergence Date”) the SSA was amended to, among other things, exclude the services of the Chief Executive Officer, the Chief Financial Officer and the General Counsel. Also at that time, the Board of Directors of the Company’s parent holding company, Hexion Holdings, assumed responsibility for governance of the Company, including the responsibility for determining the compensation and benefits of our executive officers. All executive compensation decisions made during 2014 for our Named Executive Officers (“NEOs”) were made jointly by the Compensation Committee of the Company and the Compensation Committee of the Hexion Holdings Board of Managers (together, the “Committee”). Due to the fact that MPM operated under the provisions of Chapter 11 of the U.S. Bankruptcy Code from April 13, 2014 through October 24, 2014, the Committee’s ability to implement certain compensation programs for our executives who provided executive services to MPM under the SSA, was restrained during much of the year.
In this Compensation Discussion and Analysis, we describe our process of determining the compensation and benefits provided to our NEOs in 2014. Our NEOs are as follows:

Named Executive Officer	Role	Employer/Benefits Provider
Craig O. Morrison	President & Chief Executive Officer (“CEO”)	Hexion
William H. Carter	Executive Vice President & Chief Financial Officer (“CFO”)	Hexion
Joseph P. Bevilaqua	Executive Vice President and President, Epoxy, Phenolic and Coating Resins Division	Hexion
Dale N. Plante	Executive Vice President and President, Forest Products Division	Hexion
Douglas A. Johns	Executive Vice President, Secretary & General Counsel	MPM
Oversight of the Executive Compensation Program
The Committee sets the principles and strategies that guide the design of our executive compensation program. The Committee annually evaluates the performance and compensation levels of the NEOs. This annual compensation review process includes an evaluation of key objectives and measurable contributions to ensure that incentives are not only aligned with the Company's strategic goals, but also enable us to attract and retain a highly qualified and effective management team. Based on this evaluation, the Committee approves each executive officer's compensation level, including base salary, annual incentive opportunities and long-term incentive opportunities.
Use of Compensation Data
In order to obtain a general understanding of current compensation practices when setting total compensation levels for our NEOs, the Committee considers broad-based competitive market data on total compensation packages provided to executive officers with similar responsibilities at comparable companies. Such companies include those within the chemical industry, as well as those with similar revenues and operational complexity outside the chemical industry. As warranted, the Committee may use data obtained from third-party executive compensation salary surveys when determining appropriate total compensation levels for our NEOs.
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

•
Align Incentives with Shareholders. Our executive compensation program is designed to focus our NEOs on our key strategic, financial and operational goals that will translate into long-term value creation for our shareholders.

•
Balance Critical Short-Term Objectives and Long-Term Strategy. We believe that the compensation packages we provide to our NEOs should include a mix of short-term, cash-based incentive awards that encourage the achievement of annual goals, and long-term cash and equity elements that reward long-term value creation for the business.

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

2014 Executive Compensation Highlights

•
In recent years, the Company has focused on (i) motivating our NEOs to deliver improved performance and (ii) retaining key talent during difficult business cycles. Given the unique challenges the Company faced in 2014, including the retention of key executives through the MPM bankruptcy process, the Committee designed a long-term compensation program intended to ensure the continuity of the senior leadership team over the next two to three years. This long-term compensation program consists of time-based cash awards that are generally payable in 2016 and 2017.

•
Consistent with our practice of the last two years, we delivered our annual merit base salary increases to our NEOs in July 2014. The Committee reviewed the base salaries of our NEOs in the first quarter of the year. After considering the accomplishments of our NEOs, the Committee determined that measured increases to base salaries were merited in light of the NEOs’ achievements of specific company, divisional and individual goals in 2013.

•
We generally continued our executive compensation program in other respects. For example, we adopted an annual cash incentive plan for 2014, which was designed to reward our NEOs for delivering increased value to the organization based on the achievement of annual financial goals and environmental health and safety objectives.

•
Apollo, as the Company's controlling shareholder, and its representatives continue to be actively involved in making recommendations regarding the structure of our executive compensation program and the amounts payable to our NEOs. The Company is not currently required to hold a shareholder advisory “say-on-pay” vote.

Evaluating Company and Individual Performance
In determining 2014 compensation, the Committee considered the following accomplishments of our NEOs in 2013:

•
Mr. Morrison, our President and Chief Executive Officer: The Committee considered Mr. Morrison's outstanding and enduring leadership of the business during challenging global business conditions, his focus and drive for growth, and his impact on substantial process improvements and cost reductions in the operation of the shared services organization.

•
Mr. Carter, our Executive Vice President and Chief Financial Officer: The Committee considered his exceptional expert knowledge base and leadership related to strategic matters across both the business and his global function. He effectively managed a wide range of change initiatives successfully, including cash management as well as the building of robust systems that enable his organization to complete multiple competing objectives in timely and effective manner. Finally, he lead the extensive planning effort required to prepare for MPM’s balance sheet restructuring.

•
Mr. Bevilaqua, our Executive Vice President and President—Epoxy, Phenolic & Coating Resins Division: The Committee considered his achievements, including driving manufacturing excellence and productivity, delivering top quartile environmental, health and safety results in his division, and aggressively driving forward on a successful growth joint venture project in China.

•
Mr. Plante, our Executive Vice President and President—Forest Products Division: The Committee recognized his achievement of another year of record EBITDA results, the high degree of complexity required in managing the new growth platform, and the strong environmental, health and safety results in his division.

•
Mr. Johns, our Executive Vice President and General Counsel: The Committee recognized his significant role in the planning of MPM’s balance sheet restructuring, the leadership he provides in the management of major litigation risk areas, and his significant leadership role with the Global Compliance Review Board.

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
1. Annual Cash Compensation
Base Salaries
The annual base salaries of our NEOs are designed to be commensurate with professional status, accomplishments, scope of responsibility, overall impact on the organization, and size and complexity of the business or functional operations managed. The annual base salaries of our NEOs are also intended to be externally competitive with the market.
The Committee reviews our NEOs' base salary levels (i) annually, in conjunction with annual performance reviews, and (ii) in conjunction with new hires, promotions or significant changes in job responsibilities. In approving increases to base salaries, the Committee considers various factors, such as job performance, total target compensation, impact on value creation and the externally competitive marketplace. The Committee reviews the performance and achievements of the NEOs as a part of determining whether any increases are merited based on the prior year's performance.
In July 2014, each of our NEOs (except Mr. Morrison) received a merit increase in base salary in recognition of accomplishments in 2013 (described above under “Evaluating Company and Individual Performance”). Mr. Morrison declined to accept a salary increase from the Board due to the challenging business results in 2013. The 2014 merit increase for each NEO is shown in the table below:

Name	2013 Base Salary	2014 Base Salary	2014 Increase
Mr. Morrison	$1,102,500	$1,102,500	—%
Mr. Carter	767,510	786,698	2.50%
Mr. Bevilaqua	594,880	612,726	3.00%
Mr. Plante	392,381	413,961	5.50%
Mr. Johns	475,904	497,320	4.50%
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
The performance targets for the applicable components of the annual incentive compensation plan are identical for executives and other eligible, salaried associates. We strive to set annual incentive award targets that are achievable only through strong performance, believing this motivates our executives and other participants to deliver ongoing value creation, while allowing the Company to attract and retain highly talented senior executives. Annual incentive award targets are determined in connection with the development of an overall budget for Hexion Holdings and its subsidiaries. Performance measures may be based on a number of factors, such as our prior-year performance, current market trends, anticipated synergies, integration efforts around acquired assets or businesses, potential pricing actions, raw material projections, the realization of planned productivity initiatives, expansion plans, new product development, environmental, health and safety, and other strategic factors that could potentially impact operations.

The 2014 Annual Incentive Compensation Plan
In early 2014, the Committee approved the 2014 annual incentive compensation plan for associates of the Company and its subsidiaries, which we refer to as the “2014 ICP.” Under the 2014 ICP, our NEOs and other eligible participants had the opportunity to earn annual cash incentive compensation based upon the achievement of certain financial and environmental health and safety goals.
The performance goals under the 2014 ICP for our NEOs with corporate roles–Messrs. Morrison, Carter and Johns–were based 100% upon the combined results of MPM and the Company rather than on the results of the Company alone. This design recognizes the fact that our NEOs and many other Company associates had responsibility for, or provided services to, both the Company and MPM under the Shared Services Agreement for most of 2014.
The performance goals under the 2014 ICP for our NEOs with operating division responsibilities–Messrs. Bevilaqua and Plante–were based primarily upon their respective division's results. We believe that our Division Presidents' incentive compensation must have a strong tie to his respective division's performance where he has the greatest impact and closest line of sight; therefore, 90% of each Division President’s performance goals were tied to his division's results.
The performance goals were established based on the following measures:

Performance Goal	Description	2014 Target
Segment EBITDA
Segment EBITDA (earnings before interest, taxes, depreciation and amortization, adjusted to exclude certain non-cash, certain other income and expenses and discontinued operations) was used as the primary profitability measure for determining the level of financial performance for management and executive annual incentive compensation purposes.
Segment EBITDA of Hexion Holdings in 2014 (“Momentive Segment EBITDA”) corresponds to the sum of our Segment EBITDA as defined herein, “Hexion Segment EBITDA”,and “MPM Segment EBITDA”, as defined in the MPM Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 MPM Annual Report”), less certain Hexion Holdings expenses.” See Item 7 of Part II of this Annual Report on Form 10-K for a reconciliation of Hexion Segment EBITDA to Net Income (loss); see Item 7 of Part II of the 2014 MPM Annual Report for a reconciliation of MPM Segment EBITDA to Net income (loss).

The Momentive Segment EBITDA target for 2014 was set based upon factors impacting Hexion Holdings' operating subsidiaries, including, but not limited to, competitive business dynamics in the markets, raw material trends, anticipated business unit growth, anticipated cost synergies and business unit budget projections. For the 2014 ICP, the targeted Momentive Segment EBITDA was $712 million.

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

The cash flow targets were established as a result of budget projections. For the 2014 ICP, the targeted cash flow for Hexion Holdings was a net usage of cash equal to $400 million.
Environmental Health & Safety (EH&S)
As a chemical manufacturer, our operations involve the use of hazardous materials, and are subject to extensive environmental regulation. As a result, EH&S is a core value and a critical focus for all associates.

For the 2014 ICP, we established severe incident factor (“SIF”) and total environmental incidents goals as our EH&S targets, and set goals for Hexion Holdings and the Company’s divisions. SIF’s are incidents that have the potential to cause a severe incident or fatality. The 2014 goal for Hexion Holdings represents approximately a 10% improvement from prior year actual statistics. There is no payout unless the 2014 goal is achieved.

The 2014 goal for total environmental incidents is intended to continue to drive focus and improvement in our ongoing commitment to the communities in which we operate. The 2014 goal for Hexion Holdings represents an approximate 10% improvement from the end of the prior year.

Each of the 2014 performance goals was measured independently such that a payout of one element was not dependent upon the achievement of the others. This was intended to keep associates focused on driving continuous improvement in EH&S and cash flow, in addition to EBITDA.
Awards under the 2014 ICP were calculated as follows: Each participant was designated a target award under the 2014 ICP based on a percentage of his or her base salary, which varies per participant based on the scope of the participant’s responsibilities and externally competitive benchmarks. For 2014, the target bonus percentage for our NEOs remained consistent with the prior year. Payout of the target award is based on the achievement of the performance goals described above, subject to a sliding scale and the relative weightings of the performance goals noted in the table below. Depending upon alignment, (i) achievement of Segment EBITDA ranging from 93% of target to 96% of target would be necessary in order for a participant to earn the minimum 30% of the allocated target award for the EBITDA component, and (ii) achievement of approximately 110% of the Segment EBITDA target would be necessary in order for a participant to earn the maximum 200% of his or her target award for the Segment EBITDA goal. These achievement and payout metrics for the EBITDA component are somewhat different from prior years reflecting the market and economic conditions faced by our portfolio of businesses. For example, in 2013, the minimum Segment EBITDA needed to earn a minimum 30% payout was 88% of target whereas 93% of target is required to earn the same payout under the 2014 ICP. For 2014, the Committee determined that tightening the range of performance that justifies the minimum payout was effective in accomplishing the purpose of the plan.The payment range for achieving the performance goals for EH&S was 100% (target) and 200% (maximum) of the allocated target award for the safety component and 50% (threshold), 100% (target) and 200% (maximum) of the allocated target award for the environmental component. The payment range for achieving the performance goals for Cash Flow was 50% (minimum), 100% (target) and 200% (maximum) of the allocated target award for the Cash Flow component.

The following table summarizes the target awards, performance measures, weightings, achievements and payouts for the 2014 ICP awards granted to our NEOs. The 2014 ICP award amounts are reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table shown on page 116.

Name	Incentive Target (% of Base Salary)	Target Award ($)	Performance Criteria / Weighting %	Performance Achieved (%)	2014 ICP Payout ($)
C. Morrison	100%	1,102,500	Momentive Segment EBITDA(1) / 30%	55%	182,904
			Division Segment EBITDA / 30%	33%	109,148
			EH&S Goal / 10%	131%	144,703
			Momentive Cash Flow / 15%	0%	—
			Division Cash Flow / 15%	54%	88,531
W. Carter	80%	629,358	Momentive Segment EBITDA(1) / 30%	55%	104,412
			Division Segment EBITDA / 30%	33%	62,307
			EH&S Goal / 10%	131%	82,602
			Momentive Cash Flow / 15%	0%	—
			Division Cash Flow / 15%	54%	50,537
J. Bevilaqua	80%	490,181	Momentive Segment EBITDA(1) / 10%	55%	27,107
			Division Segment EBITDA / 50%	52%	126,957
			Division EH&S Goal / 10%	200%	98,036
			Division Cash Flow / 30%	0%	—
D. Plante	80%	331,169	Momentive Segment EBITDA(1) / 10%	55%	18,314
			Division Segment EBITDA / 50%	47%	78,156
			Division EH&S Goals / 10%	150%	49,675
			Division Cash Flow / 30%	104%	103,126
D. Johns	70%	348,124	Momentive Segment EBITDA(1) / 30%	55%	57,755
			Division Segment EBITDA / 30%	33%	34,464
			EH&S Goal / 10%	131%	45,691
			Momentive Cash Flow / 15%	0%	—
			Division Cash Flow / 15%	54%	27,954

(1)	Momentive Segment EBITDA has been calculated using a preliminary estimate of MPM Segment EBITDA based on information provided by MPM at the time of filing this Annual Report on Form 10-K.
Discretionary Awards
The CEO periodically uses discretionary awards to reward exemplary efforts. Often, such efforts are required by atypical business conditions or are related to special projects impacting long-term business results. In 2014, the Committee approved the use of discretionary awards, if needed, to ensure a minimum 30% ICP payout to all 2014 ICP participants. This action was taken to encourage retention during the turbulence created by the MPM bankruptcy and other challenging business conditions. Discretionary awards are also used for retention purposes or in connection with a new hiring or promotion. Any discretionary award to an executive officer must be approved by the Committee. No discretionary awards were made to our NEOs for services performed in 2014.

2. Long-Term Incentive Awards
Equity Awards
The Committee believes that equity awards play an important role in creating incentives to maximize Company performance, motivating and rewarding long-term value creation, and further aligning the interests of our executive officers with those of our shareholders. Our NEOs, as well as other members of the leadership team and other eligible associates, participate in equity plans sponsored by Hexion Holdings, Hexion LLC or MPM Holdings. Awards under these plans are factored into the executive compensation program established by the Committee.
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
The type of equity awards we have historically used are (i) options to purchase common units and (ii) restricted deferred units. Prior to the combination of the Company and MPM in 2010, our NEOs received awards under the following plans administered by Hexion LLC or Hexion: the 2004 Stock Incentive Plan (the “2004 Stock Plan”), the 2004 Deferred Compensation Plan (the “2004 DC Plan”), and the 2007 Long-Term Incentive Plan (the “2007 Long-Term Plan”). At the time of the combination of the Company and MPM in 2010, all outstanding equity awards that included common units of Hexion LLC and shares of MPM Holdings were converted to cover units of Hexion Holdings. In February 2011, the Hexion Holdings Committee approved and granted awards under a new long-term equity incentive plan for key leaders and directors of the Company and MPM (the “2011 Equity Plan”). Each of these equity plans are described in the “Narrative to Outstanding Equity Awards Table” and/or the “Narrative to the Nonqualified Deferred Compensation Table,” below.
At the time of MPM’s emergence from bankruptcy, as MPM was no longer a subsidiary of Hexion Holdings, certain of the unvested equity awards granted to MPM associates terminated in accordance with their terms.
Cash Awards
The Committee may, from time to time, approve long-term cash awards or plans for our key associates, including our NEOs. These awards are designed to pay over extended performance periods subject to the achievement of specified, measurable performance goals, and are further conditioned upon continued employment. As such, these awards are useful in providing a defined value for achievement of our financial targets, as well as leadership stability. In addition, long-term cash awards help complement equity awards which are not yet liquid.
Retaining key talent during difficult business cycles has been a critical focus for the Company in recent years. In 2012, key associates, including our NEOs, received awards under a long-term cash plan (the “2012 LTIP”). Awards granted under the 2012 LTIP were determined using a multiplier of the participant’s base salary. Payment of 50% of the total award is based upon continued service through April 2015 and payment of 50% of the total award is subject to the achievement of specific financial performance goals as well as continued service conditions.
It became apparent to the Committee in 2014 that the performance goals under the 2012 LTIP would likely never be achieved due to the MPM bankruptcy. Therefore, to ensure the continued retention of key talent during a critical period of challenging business conditions, the Committee granted new long-term cash awards to key leaders of the Company, including each of our NEOs other than Mr. Johns, in November 2014, under the Momentive Performance Materials Holdings LLC Long-Term Cash Incentive Plan (the “2014 LTIP”). Awards under the 2014 LTIP are subject to time and service requirements. Acceptance of this award was conditioned upon the participant’s forfeiture of the performance grants under the 2012 LTIP.
The awards granted to our NEOs under the 2014 LTIP are based on a percentage of base salary as well as consideration of unique individual circumstances. The Committee considered the scope and complexity of each NEO’s role, the competitiveness of the executive’s total compensation package and the importance of the executive’s role in the context of the market and economic challenges and turbulent business conditions faced by the Company. Based on all of these factors, the Committee ultimately determined an award value for each NEO. Since Mr. Johns was an associate of MPM, he was not granted an award under the 2014 LTIP. The following table provides each NEO’s award value under the 2014 LTIP:

	2014 LTIP Award Payout Schedule
Name	Payable in 2015	Payable in 2016	Payable in 2017
Mr. Morrison	$2,150,000	$3,803,750	$1,653,750
Mr. Carter	403,221	1,515,555	—
Mr. Bevilaqua	—	743,600	743,600
Mr. Plante	—	490,475	490,475

3. Benefits
The Company provides a comprehensive group of benefits to eligible associates, including our NEOs. These include health and welfare benefits as well as retirement benefits. Our benefit programs are designed to provide market competitive benefits for associates and their covered dependents.
Each of our NEOs participates in qualified defined benefit and defined contribution retirement plans on substantially the same terms as other participating associates. In addition, because individuals are subject to U.S. tax limitations on contributions to qualified retirement plans, the Company provides non-qualified retirement plans intended to provide these associates, including our NEOs, with an incremental benefit on eligible earnings above the U.S. tax limits for qualified plans. Our NEOs are eligible to participate in the non-qualified plans on the same basis as our other highly compensated salaried associates.
Our savings plan, a defined contribution plan (the “401(k) Plan”), covers our U.S. associates. This plan allows eligible associates to make pre-tax contributions from 1% to 15% of eligible earnings for associates who meet the definition of a highly-compensated employee and 25% for all other associates up to the federal limits for qualified plans. Those associates are also eligible to receive matching contributions from the Company equal to 100% on contributions of up to 5% of eligible earnings. In addition, the Company makes an annual retirement contribution ranging from 3% to 7% of eligible compensation depending on years of benefit service, to eligible associates actively employed on the last day of the year. An additional company contribution may be made if we achieve specified annual financial goals established at the beginning of each plan year. MPM also maintains a defined contribution plan (the “MPM 401(k) Plan”), which provides substantially the same benefits to its U.S. salaried exempt associates.
In 2014, we amended our savings plan to add an employer match true-up feature effective for 2014 contributions to ensure that eligible participants receive the full matching contribution to which they are entitled. Other than the addition of the employer match true-up feature, there were no significant changes to the Company's benefit plans in 2014 that would impact our NEOs. There is a description of these plans in the Narrative to the Pension Benefits Table and Narrative to the Nonqualified Deferred Compensation Table below.
4. Other
International Assignment Compensation
The Company may provide certain additional benefits to an executive officer if he or she is on an international assignment. These benefits are externally competitive and a means to compensate the executive officer for financial expenses that would not exist if the executive remained in his or her home country. For example, the Company may provide a disturbance allowance, family travel and housing allowances, tax equalization payments, and reimbursements or payments for relocation to the executive officer's home country. We believe that, as a growing global company, it is necessary to offer this compensation to encourage key associates and executives to temporarily relocate for strategic business reasons. Although none of our NEOs received international assignment compensation in fiscal year 2014, we have provided such compensation to NEOs in the past and may do so in the future.
Change-in-Control and Severance Benefits
Our NEOs are generally entitled to change-in-control and severance protections. We believe that appropriate change-in-control and severance protections accomplish two objectives. First, they create an environment where key executives are able to take actions in the best interest of the Company without incurring undue personal risk. Second, they foster management stability during periods of potential uncertainty. We are also cognizant that excessive pay in the way of change-in-control and severance protection would not be in the best interest of the Company because such pay may encourage undue risk-taking. In an attempt to balance the delicate equation, the Committee has determined to provide these benefits very selectively. The change-in-control and severance benefits payable to our NEOs are discussed in the Narrative to the Summary Compensation Table and in the discussion on Potential Payments Upon Termination of Employment, below.
COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION(1)
The Committee has reviewed and discussed with management the disclosures contained in the above Compensation Discussion and Analysis. Based upon this review and discussion, the Committee recommended to our Board of Directors that the Compensation Discussion and Analysis section be included in our Annual Report on Form 10-K.

Compensation Committee of the Board of Managers

David B. Sambur (Chairman)
Scott M. Kleinman
Robert Kalsow-Ramos
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

Summary Compensation Table - Fiscal 2014
The following table provides information about the compensation of our Chief Executive Officer, Chief Financial Officer and our three next most highly compensated executive officers at December 31, 2014, whom we collectively refer to as our NEOs, for the years ended December 31, 2014, 2013 and 2012. The compensation for those NEOs who provide services to us and MPM on a shared basis is shown regardless of the source of compensation or the cost allocations of any compensation amounts under the Shared Services Agreement.
SUMMARY COMPENSATION TABLE - FISCAL 2014

Name and Principal Position(a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Options Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g) (1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h) (2)	All Other Compensation ($) (i) (3)	Total ($) (j)
Craig O. Morrison President and Chief Executive Officer	2014	1,102,500	—	—	—	525,286	147,243	71,421	1,846,450
	2013	1,075,240	—	805,245	350,304	110,250	—	98,677	2,439,716
	2012	1,024,039	—	—	72,364	280,035	69,981	56,563	1,502,982

William H. Carter Executive Vice President and Chief Financial Officer	2014	776,735	—	—	—	299,858	207,209	95,126	1,378,928
	2013	754,034	—	740,036	321,937	61,401	—	76,576	1,953,984
	2012	726,747	—	—	57,890	158,218	92,415	39,410	1,074,680

Joseph P. Bevilaqua Executive Vice President, President, Epoxy, Phenolic and Coating Resins Division	2014	603,460	—	—	—	252,100	63,510	57,961	977,031
	2013	583,000	—	430,512	187,285	47,590	—	55,163	1,303,550
	2012	560,577	—	—	24,120	80,080	29,440	44,831	739,048

Dale N. Plante Executive Vice President, President, Forest Products Division	2014	402,756	—	—	—	249,271	29,076	64,540	745,643
	2013	373,859	—	170,447	74,149	417,179	—	74,168	1,109,802
	2012	351,315	100,000	—	600	333,295	52,727	50,344	888,281

Douglas A. Johns Executive Vice President and General Counsel	2014	486,200	—	—	—	165,864	256,617	41,578	950,259
	2013	466,400	—	271,908	118,287	33,313	—	46,466	936,374
	2012	445,661	—	—	—	73,225	195,968	25,664	740,518
_________________________________________

(1)
The amounts shown in column (g) for 2014 reflect the amounts earned under the 2014 ICP, our annual incentive compensation plan, based on performance achieved for 2014. Portions of the 2014 ICP award reported in this column are based on a preliminary estimate of MPM Segment EBITDA as provided by MPM at the time of filing this Annual Report on Form 10-K. The material terms of the 2014 ICP are described in the Compensation Discussion & Analysis above. The 2014 ICP awards will be paid in April 2015.

(2)
The amounts shown in column (h) reflect the actuarial increase in the present value of benefits under the Hexion U.S. Pension Plan and the Hexion Supplemental Plan for Messrs. Morrison, Carter, Bevilaqua and Plante, and under the MPM U.S. Pension Plan and MPM Supplementary Pension Plan for Mr. Johns. For Mr. Plante, the amount also reflects the actuarial increase in the present value for benefits under the Hexion Canada Employees' Retirement Income Plan. See the Pension Benefits Table below for additional information regarding our pension calculations, including the assumptions used for these calculations. There were no above-market earnings on nonqualified deferred compensation plans for our NEOs for 2014.

(3)
The amounts shown in the All Other Compensation column for 2014 include: for Mr. Morrison: $23,400 of company contributions paid or accrued to the 401(k) Plan and an accrued future contribution of $47,638 to the supplemental executive retirement plan (“SERP”); for Mr. Carter: $26,000 of company contributions paid or accrued to the 401(k) Plan, an accrued future contribution of $28,907 to the SERP and the transfer of a Company-held country club membership valued at $40,000; for Mr. Bevilaqua: $23,400 of company contributions paid or accrued to the 401(k) Plan, an accrued future contribution of $19,553 to the SERP and perquisites valued at $14,790, including tax payments made on his behalf of $4,261 and tax preparation fees paid on his behalf of $9,755; for Mr. Plante: $31,200 of company contributions paid or accrued to the 401(k) Plan and an accrued future contribution of $27,997 to the SERP; and for Mr. Johns: $28,600 of company contributions paid or accrued to the 401(k) Plan and an accrued future contribution of $12,976 to the MPM SERP.

Grants of Plan-Based Awards - Fiscal 2014
The following table presents information about grants of awards during the year ended December 31, 2014 under the 2014 ICP and the 2014 LTIP.

Name (a)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
	Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)
Craig O. Morrison
2014 ICP	27,563	1,102,500	2,205,000
2014 LTIP	7,607,500	7,607,500	7,607,500
William H. Carter
2014 ICP	15,734	629,358	1,258,717
2014 LTIP	1,918,776	1,918,776	1,918,776
Joseph P. Bevilaqua
2014 ICP	12,255	490,181	980,362
2014 LTIP	1,487,200	1,487,200	1,487,200
Dale N. Plante
2014 ICP	8,279	331,169	662,338
2014 LTIP	980,950	980,950	980,950
Douglas A. Johns
2014 ICP	8,703	348,124	696,248
Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table
Employment Agreements
The Company has employment agreements or employment letters with each of our NEOs, which provide for their terms of compensation and benefits, severance, and certain restrictive covenants. Further details regarding the severance and restrictive covenant provisions are described below under “Potential Payments upon a Termination or Change in Control.”
2014 Annual Incentive Compensation Plan (2014 ICP)
Information on the 2014 ICP targets, performance components, weightings, and payouts for each of our NEOs can be found in the Compensation Discussion and Analysis section of this Report.
2014 Long-Term Cash Incentive Plan (2014 LTIP)
Information on the 2014 LTIP targets and other details for each of our NEOs can be found in the Compensation Discussion and Analysis section of this Report.
Outstanding Equity Awards at Fiscal 2014 Year-End
The following table presents information about outstanding and unexercised options and outstanding and unvested stock awards held by our NEOs at December 31, 2014. The securities underlying the awards are common units of Hexion Holdings and were granted under the 2004 Stock Plan, 2007 Long-Term Plan and the 2011 Equity Plan. See the Narrative to the Outstanding Equity Awards Table below for a discussion of these plans and the vesting conditions applicable to the awards.

OUTSTANDING EQUITY AWARDS TABLE - 2014 FISCAL YEAR-END

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexer-cised Options (#) Unexercis-able (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exer- cise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j) (1)
Craig O. Morrison
2004 Stock Plan:
Tranche A Options	301,514	—	—	6.22	12/31/2017	—	—	—	—
Tranche B Options	301,514	—	—	6.22	12/31/2017	—	—	—	—
2011 Equity Plan:
2011 Grant:
Tranche A Options [2]	290,501	—	—	4.85	2/23/2021	—	—	—	—
Tranche B Options [3]	—	—	145,250	4.85	2/23/2021	—	—	—	—
Tranche C Options [4]	—	—	145,250	4.85	2/23/2021	—	—	—	—
Tranche B RDUs [3]	—	—	—	—	—	—	—	48,417	15,009
Tranche C RDUs [4]	—	—	—	—	—	—	—	48,417	15,009
2013 Grant:
Unit Options [5]	389,226	389,228	—	1.42	3/8/2023	—	—	—	—
RDUs [6]	—	—	—	—	—	—	—	614,691	190,554
William H. Carter
2004 Stock Plan:
Tranche A Options	241,211	—	—	6.22	12/31/2017	—	—	—	—
Tranche B Options	241,211	—	—	6.22	12/31/2017	—	—	—	—
2011 Equity Plan:
2011 Grant:
Tranche A Options [2]	232,401	—	—	4.85	2/23/2021	—	—	—	—
Tranche B Options [3]	—	—	116,200	4.85	2/23/2021	—	—	—	—
Tranche C Options [4]	—	—	116,200	4.85	2/23/2021	—	—	—	—
Tranche B RDUs [3]	—	—	—	—	—	—	—	38,733	12,007
Tranche C RDUs [4]	—	—	—	—	—	—	—	38,733	12,007
2013 Grant:
Unit Options [5]	357,706	357,709	—	1.42	3/8/2023	—	—	—	—
RDUs [6]	—	—	—	—	—	—	—	564,913	175,123
Joseph P. Bevilaqua
2004 Stock Plan:
Tranche A Options	100,504	—	—	6.22	12/31/2017	—	—	—	—
Tranche B Options	100,504	—	—	6.22	12/31/2017	—	—	—	—
2011 Equity Plan:
2011 Grant:
Tranche A Options [2]	183,517	—	—	4.85	2/23/2021	—	—	—	—
Tranche B Options [3]	—	—	91,758	4.85	2/23/2021	—	—	—	—
Tranche C Options [4]	—	—	91,758	4.85	2/23/2021	—	—	—	—
Tranche B RDUs [3]	—	—	—	—	—	—	—	30,586	9,482
Tranche C RDUs [4]	—	—	—	—	—	—	—	30,586	9,482
2013 Grant:
Unit Options [5]	208,094	208,095	—	1.42	3/8/2023	—	—	—	—
RDUs [6]	—	—	—	—	—	—	—	328,635	101,877

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexer-cised Options (#) Unexercis-able (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exer- cise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j) (1)
Dale N. Plante
Hexion 2007 Long-Term Plan Options [7]	—	—	15,000	10.81	12/31/2017	—	—	—	—
2011 Equity Plan:
2011 Grant:
Tranche A Options [2]	115,121	—	—	4.85	2/23/2021	—	—	—	—
Tranche B Options [3]	—	—	57,561	4.85	2/23/2021	—	—	—	—
Tranche C Options [4]	—	—	57,561	4.85	2/23/2021	—	—	—	—
Tranche B RDUs [3]	—	—	—	—	—	—	—	19,187	5,948
Tranche C RDUs [4]	—	—	—	—	—	—	—	19,187	5,948
2013 Grant:
Unit Options [5]	82,388	82,388	—	1.42	3/8/2023	—	—	—	—
RDUs [6]	—	—	—	—	—	—	—	130,112	40,335
Douglas A. Johns [8]
MPM 2007 Plan:
Tranche A Options	89,979	—	—	2.59	1/22/2015	—	—	—	—
2011 Equity Plan:
2011 Grant:
Tranche A Options [2]	45,360	—	—	4.85	1/22/2015	—	—	—	—
2013 Grant:
Unit Options [5]	65,715	—	—	1.42	1/22/2015	—	—	—	—
 _________________________________________

(1)
Because equity interests in our ultimate parent, Hexion Holdings, are not publicly traded, there is no closing market price at the completion of the fiscal year. The market values shown in columns (h) and (j) are based on the value of a unit of Hexion Holdings as of December 31, 2014, as determined by Hexion Holdings’ Board of Managers for management equity transaction purposes. In light of differences between the companies, including differences in capitalization, a value of a unit in Hexion Holdings does not necessarily equal the value of a share of the Company's common stock.

(2)	This award vested in four equal annual installments on each December 31st of 2011 through 2014.

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

(5)
This award vests in four equal annual installments on each December 31st of 2013 through 2016. The amount shown in column (b) is the vested amount at December 31, 2014. The amount shown in column (c) will vest ratably on December 31, 2015 and December 31, 2016, subject to accelerated vesting six months following certain change-in-control transactions.

(6)
This award vests on the earlier to occur of (i) the one-year anniversary of the date that the common unit value is at least $3.50 following certain corporate transactions and (ii) six months following the date that the common unit value is at least $3.50 following certain change-in-control transactions.

(7)	This award vests in percentages, depending upon the internal rate of return realized by Apollo on its original investment in Hexion LLC following the occurrence of certain corporate transactions.

(8)
In October 2014, as a result of MPM’s emergence from bankruptcy, the expiration date of Mr. Johns’ vested unit options granted under the MPM 2007 Plan and the 2011 Equity Plan was accelerated to January 22, 2015. In addition, unvested unit options and RDUs granted under these plans were terminated.

Narrative to Outstanding Equity Awards Table
2004 Stock Plan
Messrs. Morrison, Carter and Bevilaqua were granted options under the 2004 Stock Incentive Plan (the “2004 Stock Plan”), which previously included the equity securities of Hexion LLC, now known as Hexion LLC. These options were subsequently converted into options to purchase common units of Hexion Holdings, pursuant to the terms of the Combination Agreement. The “Tranche A” options under the 2004 Stock Plan reported in the table above vested over five years and were fully vested as of December 31, 2011. The “Tranche B” options under the 2004 Stock Plan reported in the table vested as of August 12, 2012, the eighth anniversary of the grant date.
In addition to the RDUs and options shown above, Messrs. Morrison, Carter, and Bevilaqua have deferred compensation held in the form of fully-vested deferred stock units in Hexion Holdings: Mr. Morrison holds 241,211 of such units; Mr. Carter holds 192,969 of such units; and Mr. Bevilaqua holds 80,403 of such units. These deferred stock units will be distributed upon termination of employment or retirement, and are shown in the Nonqualified Deferred Compensation Table. For information on the deferred stock units, see the Narrative to the Nonqualified Deferred Compensation Table.
2011 Equity Plan
2013 Grant
On March 8, 2013, our NEOs received awards of performance-based restricted deferred units (“RDUs”) of Hexion Holdings and options to purchase units of Hexion Holdings under the 2011 Equity Plan. The RDUs are non-voting units of measurement which are deemed for bookkeeping purposes to be equivalent to one common unit of Hexion Holdings.
The unit options vest and become exercisable in four equal annual installments on December 31st of each year from 2013 to 2016. However, in the event of certain change-in-control transactions, the remaining unvested unit options vest six months following the date of such a transaction.
The RDUs vest on the earlier to occur of (i) one year from the date that the common unit value is at least $3.50 following certain corporate transactions and (ii) the six-month anniversary of the date that the common unit value is at least $3.50 following certain change-in-control transactions.
The vesting terms of the unit options and RDUs described above are each conditioned on the NEO’s continued employment through the vesting dates specified above, subject to certain exceptions. With respect to any RDUs that vest as a result of a corporate or change-in-control transaction, such RDUs will be delivered promptly following the vesting date, or a cash payment will be delivered in settlement thereof, depending on the type of transaction. The unit options and RDUs contain restrictions on transferability and other customary terms and conditions.
2011 Grant
On February 23, 2011, our NEOs received awards of RDUs and unit options in Hexion Holdings under the 2011 Equity Plan. The RDUs are non-voting units of measurement that are deemed for bookkeeping purposes to be equivalent to one common unit of Hexion Holdings. Of the RDUs and options granted in 2011, approximately 50% are “Tranche A RDUs” and options with time-based vesting (subject to acceleration in the event of certain change-in-control transactions) and approximately 50% are “Tranche B and C RDUs” and options with performance-based vesting.
For our NEOs, the Tranche A RDUs and options vest and become exercisable in four equal annual installments on December 31 of each year from 2011 to 2014. However, in the event of certain change-in-control transactions, the remaining unvested Tranche A RDUs and options vest six months following the date of such transaction. The Tranche A RDUs that vested on December 31, 2011 and December 31, 2012 were delivered in February 2013, and the Tranche A RDUs that vested on December 31, 2013 and December 31, 2014 will be delivered in early 2015.
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

Hexion 2007 Long-Term Plan
The outstanding options held by Mr. Plante under the Hexion 2007 Long-Term Plan originally included the equity securities of Hexion LLC and were subsequently converted into awards covering equity securities of Hexion Holdings, pursuant to the terms of the Combination Agreement. The option awards vest only if Apollo realizes certain internal rates of return on its original investment in Hexion LLC following the occurrence of certain corporate transactions.
MPM 2007 Plan
The outstanding options held by Mr. Johns under the MPM 2007 Plan originally included the equity securities of MPM Holdings and were subsequently converted into awards covering equity securities of Hexion Holdings in October 2010. The Tranche A options under the MPM 2007 Plan reported in the table above time-vested over four or five years. The unvested Tranche B and C options would have vested on the earlier of (i) the date that Apollo realized an internal rate of return of at least 20% and 25%, respectively, on its original investment in Old MPM Holdings and (ii) the date that Apollo achieved a minimum cash-on-cash return of 1.75 and 2.25, respectively, on its original investment in Old MPM Holdings. At the time of MPM’s emergence from bankruptcy, as MPM was no longer a subsidiary of Hexion Holdings, the unvested Tranche B and C options under the MPM 2007 Plan terminated.
Option Exercises and Stock Vested – Fiscal 2014
The following table presents information on vesting of certain awards of common units of Hexion Holdings during the year ended December 31, 2014.
OPTION EXERCISES AND STOCK VESTED TABLE - FISCAL 2014

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (b)	Value Realized on Exercise (c)	Number of Shares Acquired on Vesting (#) (d) (1)	Value Realized on Vesting ($) (e) (2)
Craig O. Morrison
2011 Equity Plan Tranche A RDUs	—	—	24,208	7,504
William H. Carter
2011 Equity Plan Tranche A RDUs	—	—	19,367	6,004
Joseph P. Bevilaqua
2011 Equity Plan Tranche A RDUs	—	—	15,293	4,741
Dale N. Plante
2011 Equity Plan Tranche A RDUs	—	—	9,594	2,974
Douglas A. Johns
2011 Equity Plan Tranche A RDUs	—	—	—	—

(1)	The amount shown in column (d) for this award represents the number of restricted deferred units that vested on December 31, 2014, and will be delivered in early 2015.

(2)
The amount shown in column (e) is based upon the value of a unit of Hexion Holdings on the vesting date as determined by the Hexion Holdings’ Board of Managers for management equity transaction purposes.

Pension Benefits - Fiscal 2014
The following table presents information regarding the benefits payable to each of our NEOs at, following, or in connection with their retirement under the qualified and non-qualified defined benefit pension plans of Hexion and MPM as of December 31, 2014. The table does not provide information regarding the defined contribution plans of Hexion or MPM. The amounts shown in the table for each participant represent the present value of the annuitized benefit and do not represent the actual cash value of a participant's account.

PENSION BENEFITS TABLE - FISCAL 2014

Name (a)	Plan Name (b)	Number of Years Credited Service (#) (c) (1)	Present Value of Accumulated Benefit ($) (d)	Payments During Last Fiscal Year ($) (e)
Craig O. Morrison	Hexion U.S. Pension Plan	7.27	129,352	—
	Hexion Supplemental Plan	6.78	520,727	—
William H. Carter	Hexion U.S. Pension Plan	14.25	249,977	—
	Hexion Supplemental Plan	13.76	680,828	—
Joseph P. Bevilaqua	Hexion U.S. Pension Plan	7.25	123,713	—
	Hexion Supplemental Plan	6.76	157,356	—
Dale N. Plante	Hexion Canada Pension Plan	27.62	277,045	—
	Hexion U.S. Pension Plan	0.48	7,228	—
	Hexion Supplemental Plan (2)	—	8,862	—
Douglas A. Johns (3)	MPM U.S. Pension Plan	5.59	223,715	—
	MPM Supplementary Pension Plan	4.92	1,030,451	—

(1)
The number of years of credit service set forth in column (c) reflects benefit service years which are used to determine benefit accrual under the applicable plan, and do not necessarily reflect the NEO's years of vested service.

(2)
Mr. Plante received a contribution of $6,884 to this plan in 2010 to compensate him for a reduced qualified pension benefit in 2009 resulting from a plan freeze, and is not related to years of benefit service.

(3)
The present value of accumulated benefits under the MPM Supplementary Pension Plan for Mr. Johns has been calculated assuming (i) Mr. Johns will remain in service with MPM until the age at which retirement could occur without any reduction in benefits under the MPM Supplementary Pension Plan (age 60) and (ii) that the benefit is payable under the available forms of annuity consistent with the assumptions as described in Note 15 to MPM’s Consolidated Financial Statements included in MPM’s Annual Report on Form 10-K for the year ended December 31, 2014. As described in such note, the discount rate is 4.15% for the MPM U.S. Pension Plan and 4.10% for the MPM Supplementary Pension Plan. The post-retirement mortality assumption is based on the RP2014 base table with generational projection using scale MP2014.

Narrative to Pension Benefits Table
Hexion U.S. Pension Plan and Hexion Supplemental Plan
The benefits associated with the Hexion U.S. Pension Plan and Hexion Supplemental Plan were frozen June 30, 2009 and January 1, 2009, respectively. Although participants will continue to receive interest credits under the plans, no additional benefit credits will be provided. Prior to the freeze, the Hexion U.S. Pension Plan provided benefit credits equal to 3% of earnings to the extent that this credit does not exceed the Social Security wage base for the year plus 6% of eligible earnings in excess of the social security wage base to covered U.S. associates, subject to the IRS-prescribed limit applicable to tax-qualified plans.
The Hexion Supplemental Plan provided non-qualified pension benefits in excess of allowable limits for the qualified pension plans. The benefit formula mirrored the qualified Hexion U.S. Pension Plan but applied only to eligible compensation above the federal limits for qualified plans. The accrued benefits are unfunded and are paid from our general assets upon the participant's termination of employment with the Company.
Under both the Hexion U.S. Pension Plan and Hexion Supplemental Plan, eligible earnings included annual incentive awards that were paid currently, but excluded any long-term incentive awards. Historically, the accrued benefits earned interest credits based on one-year Treasury bill rates until the participant begins to receive benefit payments. Effective January 1, 2012, the plans were amended to provide a minimum interest crediting rate of 300 basis points. The interest rate determined under the plan for fiscal 2014 was 3.0%. Participants vest after the completion of three years of service.
For a discussion of the assumptions applied in calculating the benefits reported in the table above, please see Note 10 to our Consolidated Financial Statements included in Part II of Item 8 in this Annual Report on Form 10-K.
Hexion Canada Pension Plan
The Hexion Canada Inc. Employees Retirement Income Plan (“Hexion Canada Pension Plan”) is a non-contributory defined benefit plan covering eligible Canadian associates. An associate is eligible to participate and vest in the Plan after two years of continued service following the associate’s date of hire. A participant's years of service and salary determine the benefits earned each year. Mr. Plante is an inactive participant in this plan and no longer earns benefit credits; however, he continues to earn service credits through his employment with the U.S. affiliate of the Plan sponsor. Mr. Plante is eligible for early retirement under the Hexion Canada Pension Plan.  The assumptions applied in calculating the benefits reported in the table above for the Hexion Canada Pension Plan include a discount rate of 4.0%.

MPM U.S. Pension Plan and MPM Supplementary Pension Plan
Benefits for U.S. salaried exempt associates under the MPM U.S. Pension Plan were frozen as of August 31, 2012. Benefits under the MPM Supplementary Pension Plan were frozen as of December 31, 2011. Although affected participants will continue to earn vesting credits under the plans, no additional benefit service will be credited following the dates of the freeze.
The MPM U.S. Pension Plan provides benefits based primarily on a formula that takes into account the participant's highest 60-month average compensation earned during the final 120 months of service times years of credited benefit service. Eligible compensation under this formula includes base salary and one-half of the eligible annual incentive payments, subject to the IRS-prescribed limit applicable to tax-qualified plans. U.S. associates who are classified as exempt associates, including the participating NEO, are generally eligible to retire under the MPM U.S. Pension Plan with unreduced benefits at age 65 (or at age 62 with 25 years of vesting service if hired before January 1, 2005).
The MPM Supplementary Pension Plan is an unfunded non-qualified pension plan that provides benefits in excess of IRS-prescribed limits for the qualified pension plans. Participants are generally not eligible for benefits under the MPM Supplementary Pension Plan if they leave the Company prior to reaching age 60, except in the event that the Company terminates the participant's employment without cause following five or more years of service. The normal retirement age as defined in this Plan is 65; however, early unreduced retirement is permitted at age 60, and benefits must commence the January 1 following the later of termination of employment and attainment of age 60. These supplemental benefits are paid in the form of an annuity with joint and survivor benefits for married participants.
Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans – 2014
The following table presents information with respect to each defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.
NONQUALIFIED DEFERRED COMPENSATION TABLE - FISCAL 2014

Name (a)	Executive Contributions in Last FY ($) (b)	Registrant Contributions in Last FY ($) (c)	Aggregate Earnings (Loss) in Last FY ($) (d)	Aggregate Withdrawals/ Distributions ($) (e)	Aggregate Balance at Last FYE ($) (f)
Craig O. Morrison
Hexion Supplemental Plan	—	—	10,692	—	914,804
Hexion SERP [1]	—	55,014	2,199	—	212,283
Hexion 2004 DC Plan [2]	—	—	(217,091)	—	74,775
2011 Equity Plan Tranche A RDUs [3]	—	7,504	(65,362)	—	30,018
William H. Carter
Hexion Supplemental Plan	—	—	20,481	—	1,752,380
Hexion SERP [1]	—	32,863	1,267	—	122,878
Hexion 2004 DC Plan [2]	—	—	(173,673)	—	59,820
2011 Equity Plan Tranche A RDUs [3]	—	6,004	(52,291)	—	24,015
Joseph P. Bevilaqua
Hexion Supplemental Plan	—	—	4,194	—	358,818
Hexion SERP [1]	—	20,404	1,174	—	109,439
Hexion 2004 DC Plan [2]	—	—	(72,362)	—	24,925
2011 Equity Plan Tranche A RDUs [3]	—	4,741	(41,291)	—	18,963
Dale N. Plante
Hexion SERP [1]	—	27,808	871	—	86,644
2011 Equity Plan Tranche A RDUs [3]	—	2,974	(25,902)	—	11,896
Douglas A. Johns
MPM SERP	—	14,231	211	—	24,317
2011 Equity Plan Tranche A RDUs [3]	—	—	(13,609)	—	4,687

(1)
The amount shown in column (c) for the Hexion SERP is included in the All Other Compensation column of the Summary Compensation Table for 2013. These amounts were earned in 2013 and credited to the accounts by Hexion in 2014. The amount shown for Mr. Plante includes $5,200 credited in 2014 for a 2% discretionary contribution on 2014 earnings below the IRS qualified plan compensation limit of $260,000 provided under his terms of employment.

(2)
The amount shown in column (f) is based on the number of vested units multiplied by the value of a common unit of Hexion Holdings on December 31, 2014, as determined by Hexion Holdings' Board of Managers for management equity purposes. In the Summary Compensation Table in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, the Company reported the amount of a bonus for Mr. Carter and restricted stock payments for Messrs. Morrison and Bevilaqua, a portion of which were deferred in the form of stock units.

(3)
The amount shown in column (c) reflects the value of restricted deferred units that vested during the fiscal year but, pursuant to the terms of the award agreement, delivery is deferred until early 2015. The value of these restricted deferred units is based on the number of vested units multiplied by the value of a common unit of Hexion Holdings on December 31, 2014, as determined by Hexion Holdings' Board of Managers for management equity purposes. The grant date fair value of these units is included in the 2011 “Stock Awards” column of the Summary Compensation Table. The grant date fair value was reported in our Summary Compensation Table for 2011 as compensation. The number of vested restricted deferred units held by our NEOs, or which they have the right to receive, is as follows: Mr. Morrison, 96,833; Mr. Carter, 77,468; Mr. Bevilaqua, 61,172; Mr. Plante, 38,374 and Mr. Johns, 15,120.

Narrative to the Nonqualified Deferred Compensation Table
Hexion Supplemental Plan
Effective January 1, 2009, the benefits associated with this plan were frozen. This plan provided supplemental retirement benefits in the form of voluntary associate deferral opportunities and employer match on compensation earned above the IRS limit on qualified plans. The Hexion Supplemental Plan benefits are unfunded and paid from our general assets upon the associate's termination of employment. Interest credits are made to the participants' accounts at an interest rate determined by the Company, which has been defined as the rate equivalent to the fixed income fund of the 401(k) Plan.
Hexion SERP
The Company adopted the Hexion SERP in 2011 to provide certain of its executives and other highly compensated associates, including Messrs. Morrison, Carter, Bevilaqua and Plante, an annual contribution of 5% of eligible earnings above the maximum limitations set by the IRS for contributions to a qualified pension plan. The Hexion SERP is an unfunded non-qualified plan. Account credits are made to the plan during the second quarter of each year. Interest credits are provided in the participant's SERP accounts at an interest rate determined by the Company, which has been defined as the rate equivalent to the fixed income fund of the 401(k) Plan. This deferred compensation is paid six months following termination of employment. The Company has agreed to provide discretionary credits on a quarterly basis to Mr. Plante's SERP account to compensate him for the difference in employer match he receives in the 401(k) Plan versus the employer match he was eligible for under the Canadian defined contribution plan. This credit is 2% of earnings eligible for employer match in the 401(k) Plan for the years 2009 through 2010, excluding the period during which the employer match was suspended, and from 2011 forward.
Hexion 2004 DC Plan
In 2004, in connection with Apollo's acquisition of the Company, Messrs. Morrison, Carter and Bevilaqua deferred the receipt of compensation and were credited with a number of deferred stock units in Hexion LLC equal in value to the amount of compensation deferred. Mr. Morrison holds 241,211 of such units; Mr. Carter holds 192,969 of such units; and Mr. Bevilaqua holds 80,403 of such units. At the time of the prior combination of the Company and MPM, the deferred stock units were converted to units of Hexion Holdings. These deferred stock units are held pursuant to the 2004 DC Plan, which is an unfunded plan, and will be distributed upon termination of employment or retirement. In certain instances, the Company may distribute a cash equivalent rather than stock units.
2011 Equity Plan
On February 23, 2011, our NEOs received awards of RDUs, in Hexion Holdings under the 2011 Equity Plan. The RDUs are non-voting units of measurement which are deemed for bookkeeping purposes to be equivalent to one common unit of Hexion Holdings. Of the RDUs granted in 2011, approximately 50% are Tranche A RDUs with time-based vesting (subject to acceleration in the event of certain corporate or change-in-control transactions). On December 31, 2014, the final 25% of the Tranche A RDUs vested as follows: Mr. Morrison, 24,208 RDUs; Mr. Carter, 19,367 RDUs; Mr. Bevilaqua, 15,293 RDUs and Mr. Plante, 9,594 RDUs. In accordance with the terms of the 2011 Equity Plan, delivery of the RDUs that vested on December 31, 2014 is deferred until early 2015. For additional information on the awards under the 2011 Equity Plan, including the vesting and delivery terms, see the Narrative to the Outstanding Equity Awards Table.
MPM SERP
MPM adopted the Momentive Performance Materials Supplemental Executive Retirement Plan (“MPM SERP”) in 2012 to provide certain of its executives and other highly compensated associates, including Mr. Johns, an annual contribution of 5% of eligible earnings above the maximum limitations set by the IRS for contributions to a qualified pension plan. The MPM SERP is an unfunded non-qualified plan. Account credits are made to the plan during the second quarter of each year. Interest credits are provided in the participant's SERP accounts at an interest rate determined by the company, which has been defined as the rate equivalent to the fixed income fund of the Hexion 401(k) Plan. This deferred compensation is paid six months following termination of employment.

Potential Payments Upon Termination or Change in Control
Termination Payments
As described above, the Company has employment agreements or employment letters with each of our NEOs that provide for severance under certain circumstances as well as restrictive covenants. The employment agreements with Messrs. Morrison, Bevilaqua and Carter provide that if the executive's employment is terminated by the Company without cause or the executive resigns for good reason (as defined in their employment agreements), the Company will provide them with continued base salary through their severance period (18 months in the case of Messrs. Morrison and Bevilaqua and 24 months in the case of Mr. Carter) and a lump sum payment equal to the estimated cost for the executive to continue COBRA coverage for 18 months. In addition, any accrued but unpaid compensation through the termination date (such as accrued but unpaid base salary, earned but unpaid bonus, and accrued and unused vacation) will be paid in a lump sum payment at the time of termination. The employment agreements also contain the following restrictive covenants:

•	a confidentiality agreement;

•
an agreement not to compete with the Company for (i) 18 months following termination of employment, in the case of Messrs. Morrison and Bevilaqua, and (ii) two years following termination of employment, in the case of Mr. Carter; and

•	a non-solicitation agreement for an additional year beyond their severance periods.
Under Mr. Plante's terms of employment, he would receive 18 months of severance if his employment is terminated through no fault of his own. Mr. Plante has an agreement not to compete with the Company and not to solicit Company associates for one year following termination for any reason, as well as a confidentiality agreement.
Under Mr. Johns’ terms of employment, he would receive 18 months of severance if his employment is terminated from the Company without cause. Mr. Johns has an agreement not to compete with the Company and not to solicit Company associates for one year following termination for any reason, as well as a confidentiality agreement.
The following table describes payments our NEOs would have received had the individual’s employment been terminated by the Company without cause, or in the case of Messrs. Morrison, Bevilaqua and Carter, by the executive for good reason, as of December 31, 2014.

Name	Cash Severance ($) (1)	Estimated Value of Non-Cash Benefits ($) (2)	2014 ICP ($) (3)	2004 DC Plan ($) (4)	MPM 2007 Plan ($)(5)
Craig O. Morrison	1,653,750	32,238	525,286	74,775
William H. Carter	1,573,396	24,856	299,858	59,820
Joseph P. Bevilaqua	919,090	24,856	252,100	24,925
Dale N. Plante	620,942	12,286	249,271	—
Douglas A. Johns	745,980	31,249	165,864	—	250,000

(1)
This column reflects cash severance payments due under the NEO's employment agreement, or under the applicable severance guidelines of the Company, as described above, based on salary as of December 31, 2014.

(2)	This column reflects the estimated value of health care benefits and outplacement services. The values are based upon the Company's cost of such benefit at December 31, 2014.

(3)
This column reflects the amount earned by each executive under the 2014 ICP, which would be paid if he or she was employed on December 31, 2014, but incurred a termination of employment without cause prior to payment. The incentive payment would be forfeited if the executive resigns or incurs a termination of employment by the Company for cause prior to payment.

(4)
This column reflects the value of the common units or cash that would be distributed under the 2004 DC Plan, using the year-end unit value as determined by the Hexion Holdings Board of Managers, and the value of vested options granted under the 2004 Stock Plan, which, if exercised, would be distributed upon termination of employment for any reason.

(5)
This column reflects the cost of Mr. Johns’ initial investment in Hexion Holdings, which he may require Hexion Holdings to purchase in the event he is terminated by the Company without Cause, or leaves for Good Reason, as defined in the MPM 2007 Plan.

In addition to these benefits, our NEOs would also generally be entitled to receive the benefits set forth above in the Pension Benefits Table and Nonqualified Deferred Compensation Table following a termination of employment for any reason.
Change-in-Control Payments
As noted above in the Narrative to the Outstanding Equity Awards Table, our NEOs will also be entitled to accelerated vesting of their outstanding unvested equity awards under the 2007 Long-Term Plan and the 2011 Equity Plan in connection with certain corporate transactions or change-in-control transactions. There was no value in any of the options held by our NEOs at December 31, 2014 because the option exercise prices all exceeded the year-end unit value as determined by the Hexion Holdings’ Board of Managers for management equity purposes.
In the event of a Complete Change in Control, as defined in the 2011 Equity Plan, prior to April 1, 2015, the service component of the awards under the 2012 LTIP would be deemed satisfied and 50% of the target awards to our NEOs under that plan would vest and become payable. In such event, Messrs. Morrison, Carter, Bevilaqua, Plante and Johns would be entitled to payments of $2,625,000; $1,112,334; $858,000, $535,065 and $686,400, respectively.

Director Compensation - Fiscal 2014
The following table presents information regarding the compensation earned or paid during 2014 to our directors who are not also NEOs and who served on our Board of Directors or the Board of Managers of Hexion Holdings during the year.

Name (a)	Fees Earned or Paid in Cash ($) (b) (2)	Total ($) (h)
William H. Joyce	93,000	93,000
Robert Kalsow-Ramos	43,500	43,500
Scott M. Kleinman	106,000	106,000
Geoffrey A. Manna	89,000	89,000
Jonathan Rich	93,000	93,000
David B. Sambur	108,000	108,000
Marvin O. Schlanger	96,000	96,000
Robert V. Seminara (1)	69,250	69,250
Jordan C. Zaken (1)	—	—

(1)	Messrs. Seminara and Zaken resigned their directorships in October and February 2014, respectively.

(2)
The amount shown in column (b) reflects the total fees earned or paid for services to the Company or Hexion Holdings. Except for the fees paid to Mr. Manna, which were paid 100% by the Company, fees paid to the remaining directors were charged 57% to the Company and 43% to MPM through October, and then 100% to the Company for November and December.

Narrative to the Director Compensation Table
Each of our directors who is not an associate or officer of the Company receives an annual retainer of $75,000 payable quarterly in advance. In addition, each such director receives $2,000 for each meeting of the Board or a committee of the Board that he attends in person and $1,000 for attending teleconference meetings or for participating in regularly scheduled in-person meetings via teleconference. Directors who received director fees for serving on the Hexion Holdings Board of Managers during 2014 did not receive additional compensation for their service on the Company’s Board of Directors.
During 2014, there were no stock or option awards granted to directors, and there are no outstanding, unvested stock awards held by these directors. The aggregate number of unexercised option awards held by our directors at December 31, 2014 is shown in the following table. Upon his resignation from the Board, Mr. Seminara’s unvested options terminated.

Director	Unexercised Option Awards	Vested (#)
William H. Joyce	127,103	127,103
Robert Kalsow-Ramos	—	—
Scott M. Kleinman	213,850	185,709
Geoffrey A. Manna	—	—
Jonathan Rich	2,941,385	1,013,795
David B. Sambur	50,000	50,000
Marvin O. Schlanger	405,470	405,470
Robert V. Seminara	50,000	50,000
Jordan C. Zaken	78,141	78,141
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
Messrs. Kleinman, Sambur, and Kalsow-Ramos, whose names appear on the Compensation Committee Report above, are employed by Apollo Management, L.P., our indirect controlling shareholder. Neither of these directors is or has been an executive officer of the Company. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of our Compensation Committee during the fiscal year ended December 31, 2014.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Hexion Holdings is our ultimate parent company and indirectly owns 100% of our capital stock. The following table sets forth information regarding the beneficial ownership of Hexion Holdings common units, as of March 1, 2015, and shows the number of units and percentage owned by:

•	each person known to beneficially own more than 5% of the common units of Hexion Holdings;

•	each of Hexion’s 2014 Named Executive Officers;

•	each current member of the Board of Managers of Hexion Holdings; and

•	all of the executive officers and current members of the Board of Managers of Hexion Holdings as a group.
As of March 1, 2015, Hexion Holdings had 308,573,497 common units issued and outstanding. The amounts and percentages of common units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated common units, and has not pledged any such units as security.

	Beneficial Ownership of Equity Securities
Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Apollo Funds (1)	278,426,128	86.9%
GE Capital Equity Investments, Inc. (2)	25,491,297	8.0%
Geoffrey A. Manna (3)	—	*
Scott M. Kleinman (4) (5)	185,709	*
David B. Sambur (4) (5)	50,000	*
William H. Joyce (6)	127,103	*
Robert Kalsow-Ramos (5)	—	*
Jonathan D. Rich (7)	1,495,692	*
Marvin O. Schlanger (8)	1,027,068	*
Craig O. Morrison (9) (12)	1,379,588	*
William H. Carter (10) (12)	1,149,997	*
Joseph P. Bevilaqua (11) (12)	653,791	*
Dale N. Plante (12) (13)	235,883	*
Douglas A. Johns (12)	111,500	*
All Managers and Executive Officers as a group (14)	7,590,263	2.4%

*	less than 1%

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

(3)	The address for Mr. Manna is 2525 Ponce de Leon Blvd., Suite 300, Coral Gables, FL 33146.

(4)	The address for Messrs Kleinman, Sambur and Kalsow-Ramos is c/o Apollo Management L.P., 9 West 57th Street, New York, New York 10019.

(5)	Represents common units issuable upon the exercise of options currently exercisable, or exercisable by April 30, 2015.

(6)	The address for Dr. Joyce is c/o Advanced Fusion Systems LLC, 11 Edmond Road, Newtown, CT 06470.

(7)	The address for Dr. Rich is c/o Berry Plastics Corporation, 101 Oakley Street, Evansville, IN 47710.

(8)	The address for Mr. Schlanger is c/o Cherry Hill Chemical Investments, One Greentree Centre, 10000 Lincoln Drive East, Suite 201, Marlton, NJ 08053.

(9)
Includes 1,282,755 common units issuable upon the exercise of options currently exercisable or exercisable by April 30, 2015. Does not include 241,211 vested deferred units credited to Mr. Morrison’s account.

(10)
Includes 1,072,529 common units issuable upon the exercise of options currently exercisable or exercisable by April 30, 2015. Does not include 192,969 vested deferred units credited to Mr. Carter’s account.

(11)
Includes 592,619 common units issuable upon the exercise of options currently exercisable or exercisable by April 30, 2015. Does not include 80,403 vested deferred units credited to Mr. Bevilaqua’s account.

(12)	The address for Messrs. Morrison, Carter, Bevilaqua and Plante and Johns is c/o Hexion Inc., 180 E. Broad St., Columbus, Ohio 43215.

(13)	Includes 197,509 common units issuable upon the exercise of options currently exercisable or exercisable by April 30, 2015.

(14)
Includes 5,879,913 common units issuable upon the exercise of options granted to our directors and executive officers that are currently exercisable or exercisable by April 30, 2015. Does not include 584,072 vested deferred common stock units.

We have no compensation plans that authorize issuing our common stock to employees or non-employees. In addition, there have been no sales or repurchases of our equity securities during the past fiscal year. However, we and our direct and indirect parent companies have in the past issued and may issue from time to time equity awards to our employees and directors that are denominated in or based upon the common units of our direct or ultimate parent. As the awards were granted in exchange for service to us these awards are included in our consolidated financial statements. For a discussion of these equity plans see Note 12 in Item 8 of Part II and Item 11 of Part III of this Annual Report on Form 10-K.

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
Related Transactions
Management Consulting Agreement
We are subject to an Amended and Restated Management Consulting Agreement with Apollo (the “Management Consulting Agreement”) that renews on an annual basis, unless notice to the contrary is given by either party. Under the Management Consulting Agreement, we receive certain structuring and advisory services from Apollo and its affiliates. The Management Consulting Agreement provides indemnification to Apollo, its affiliates and their directors, officers and representatives for potential losses arising from these services. Apollo is entitled to an annual fee equal to the greater of $3 million or 2% of our Adjusted EBITDA. Apollo elected to waive charges of any portion of the annual management fee due in excess of $3 million for the year ended December 31, 2014. During the year ended December 31, 2014, we recognized an expense under the Management Consulting Agreement of $3 million. The Management Consulting Agreement also provides for a lump-sum settlement equal to the net present value of the remaining annual management fees payable under the remaining term of the agreement in connection with a sale or initial public offering by us.
Shared Services Agreement and Other Agreements with MPM and its Subsidiaries
On October 1, 2010, we entered into a shared services agreement with MPM (the “Shared Services Agreement”). Under this agreement, we provide to MPM, and MPM provides to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, legal and procurement services. The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between the parties. Service costs in 2014 were allocated 57% to us and 43% to MPM, except to the extent that 100% of any cost was demonstrably attributable to or for the benefit of either MPM or us, in which case the total cost was allocated 100% to such party. The allocation percentage is reviewed at least annually. The Shared Services Agreement remains in effect until terminated according to its terms. Either party may terminate the agreement for convenience, without cause, by giving written notice not less than 30 days prior to the effective date of termination.
Pursuant to this agreement, during the year ended December 31, 2014, we incurred approximately $131 million of net costs for shared services and MPM incurred approximately $99 million of net costs for shared services. Included in the net costs incurred during the year ended December 31, 2014 were net billings from us to MPM of $49 million. These net billings were made to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to 57% for us and 43% for MPM, as well as to reflect costs allocated 100% to one party. We had accounts receivable from MPM of $9 million as of December 31, 2014. During the year ended December 31, 2014, we realized approximately $4 million in cost savings as a result of the Shared Services Agreement.

On April 13, 2014, Momentive Performance Materials Holdings Inc. (MPM’s direct parent company), MPM and certain of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On October 24, 2014, in conjunction with MPM’s emergence from Chapter 11 bankruptcy and the consummation of MPM’s plan of reorganization, the Shared Services Agreement was amended to, among other things, (i) exclude the services of certain executive officers, (ii) provide for a transition assistance period at the election of the recipient following termination of the Shared Services Agreement of up to 12 months, subject to one successive renewal period of an additional 60 days and (iii) provide for the use of an independent third-party audit firm to assist the Shared Services Steering Committee with its annual review of billings and allocations. Additionally, upon emergence from Chapter 11 bankruptcy, MPM paid all previously unpaid amounts to the Company related to the Shared Services Agreement.
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
We also sell products to, and purchase products from, MPM pursuant to a Master Buy/Sell Agreement dated as of September 6, 2012 (the “Master Buy/Sell Agreement”). Prices under the agreement are determined by a formula based upon certain third party sales of the applicable product, or in the event that no qualifying third party sales have taken place, based upon the average contribution margin generated by certain third party sales of products in the same or a similar industry. The standard terms and conditions of the seller in the applicable jurisdiction apply to transactions under the Master Buy/Sell Agreement. The Master Buy/Sell Agreement has an initial term of 3 years and may be terminated for convenience by either party thereunder upon 30 days' prior notice. A subsidiary of MPM also acted as a non-exclusive distributor in India for certain of our subsidiaries pursuant to Distribution Agreements dated as of September 6, 2012 (the “Distribution Agreements”). Prices under the Distribution Agreements were determined by a formula based on the weighted average sales price of the applicable product less a margin. The Distribution Agreements had initial terms of 3 years and were terminated by mutual agreement on March 9, 2015. Pursuant to these agreements and other purchase orders, we sold $1 million of products to MPM during 2014, and we purchased $8 million of products from MPM. As of December 31, 2014, we had less than $1 million of accounts receivable from MPM and $1 million of accounts payable to MPM related to these agreements.
Purchases and Sales of Products and Services with Affiliates Other than MPM
We sell products to various Apollo affiliates other than MPM. These sales were $141 million for the year ended December 31, 2014. Accounts receivable from these affiliates were $26 million at December 31, 2014. We also purchase raw materials and services from various Apollo affiliates other than MPM. These purchases were $31 million for the year ended December 31, 2014. We had accounts payable to these affiliates of $26 million at December 31, 2014.
Other Transactions and Arrangements
We sell finished goods to, and purchase raw materials from, the foundry joint venture between us and HA-USA, Inc. (“HAI”). We also provide toll-manufacturing and other services to HAI. Our investment in HAI is recorded under the equity method of accounting, and the related sales and purchases are not eliminated from our Consolidated Financial Statements. However, any profit on these transactions is eliminated in our Consolidated Financial Statements to the extent of our 50% interest in HAI. Sales and services provided to HAI were $107 million for the year ended December 31, 2014. Accounts receivable from HAI were $8 million at December 31, 2014. Purchases from HAI were $36 million for the year ended December 31, 2014. We had accounts payable to HAI of $2 million at December 31, 2014. Additionally, HAI declared dividends to us of $14 million during the year ended December 31, 2014. No amounts remain outstanding related to previously declared dividends as of December 31, 2014.
Our purchase contracts with HAI represent a significant portion of HAI’s total revenue, and this factor results in us absorbing the majority of the risk from potential losses or the majority of the gains from potential returns. However, we do not have the power to direct the activities that most significantly impact HAI, and therefore, do not consolidate HAI. The carrying value of HAI’s assets were $53 million at December 31, 2014 and the carrying value of HAI’s liabilities were $16 million at December 31, 2014.

In February 2013, we resolved a dispute with HAI regarding the prices HAI paid to us for raw materials used to manufacture dry and liquid resins. As part of the resolution, we will provide discounts to HAI on future purchases of dry and liquid resins totaling $16 million over a period of three years. The $16 million was recorded net of $8 million of income during the year ended December 31, 2012, which represented our benefit from the discounts due to its 50% ownership interest in HAI. During the year ended December 31, 2014, we issued $5 million of discounts to HAI under this agreement. As of December 31, 2014, $7 million remained outstanding under this agreement.
We had a loan receivable of $6 million from our unconsolidated forest products joint venture in Russia as of December 31, 2014, and royalties receivable of $6 million as of December 31, 2013.
As of December 31, 2014, we had approximately $11 million of cash on deposit as collateral for a loan that was extended by a third party to one of our unconsolidated joint ventures, which is classified as restricted cash.
In March 2014, we entered into a ground lease with a Brazilian subsidiary of MPM to lease a portion of MPM’s manufacturing site in Itatiba, Brazil for purposes of constructing and operating an epoxy production facility. In conjunction with the ground lease, we also entered into a site services agreement whereby MPM’s subsidiary will provide to us various services such as environmental, health and safety, security, maintenance and accounting, amongst others, to support the operation of this new facility. We paid less than $1 million to MPM under this agreement during the year ended December 31, 2014.
In February 2014, we made a restricted purpose loan of $50 million to Superholdco Finance Corp (“Finco”), a newly formed subsidiary of Hexion Holdings, which was repaid in full during the year ended December 31, 2014. The loan had a maturity date in February 2015, and bore interest at LIBOR plus 3.75% per annum. The loan was fully collateralized by the assets of Finco. On April 7, 2014, Finco entered into an agreement with MPM under which it purchased approximately $51 million of accounts receivable from MPM, paying 95% of the proceeds in cash, with the remaining 5% to be paid in cash when the sold receivables were fully collected. The agreement also appointed MPM to act as the servicer of the receivables on behalf of Finco. Interest incurred under the loan agreement was less than $1 million for the year ended December 31, 2014.
In April 2014, we purchased 100% of the interests in MPM’s Canadian subsidiary for a purchase price of approximately $12 million. As a part of the transaction we also entered into a non-exclusive distribution agreement with a subsidiary of MPM, whereby we will act as a distributor of certain of MPM’s products in Canada. The agreement has a term of 10 years, and is cancelable by either party with 180 days’ notice. We are compensated for acting as distributor at a rate of 2% of the net selling price of the related products sold. Additionally, MPM is providing certain transitional services to us subsequent to the transaction date. During the year ended December 31, 2014, we purchased approximately $29 million of products from MPM under this distribution agreement, and earned $1 million from MPM as compensation for acting as distributor of the products. As of December 31, 2014, we had $2 million of accounts payable to MPM related to the distribution agreement.
Director Independence
We and Hexion Holdings have no securities listed for trading on a national securities exchange or in an automated inter-dealer quotation system of a national securities association which has requirements that a majority of our Board of Directors or Board of Managers be independent. However, for purposes of complying with the disclosure requirements of the Securities and Exchange Commission, we and Hexion Holdings have adopted the definition of independence used by the New York Stock Exchange. Under the New York Stock Exchange’s definition of independence, Messrs. Joyce and Manna are independent.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES
PricewaterhouseCoopers LLP (“PwC”) is the Company’s principal accounting firm. The following table sets forth the fees billed by PwC to the Company in 2014 and 2013 (in millions):

	PwC
	2014	2013
Audit fees (1)	$5.1	$3.2
Audit-related fees (2)	0.2	0.4
Tax Fees (3)	—	0.2
Other Fees (4)	0.1	0.7
Total	$5.4	$4.5

(1)
Audit Fees: This category includes fees and expenses billed by PwC for the audits of the Company’s financial statements and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q. This category includes audit fees and expenses for engagements performed at U.S. and international locations, including stand-alone audits of Hexion International Holdings Cooperatief U.A. for the fiscal years ended December 31, 2014 and 2013.

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
Pre-Approval Policy and Procedures
Under a policy adopted by the Audit Committee, all audit and non-audit services provided by our principal accounting firms must be pre-approved by the Audit Committee or a member designated by the Audit Committee. All services pre-approved by the designated member are reported to the full Audit Committee at its next regularly scheduled meeting. The pre-approval of audit and non-audit services may be made at any time up to a year before the commencement of the specified service. Under the policy, the Company is prohibited from using its principal accounting firms for certain non-audit services, the list of which is based upon the list of prohibited activities in the SEC’s rules and regulations. Pursuant to the pre-approval provisions set forth above, the Audit Committee approved all services related to the Audit Fees described in (1) above.

PART IV
ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Consolidated Financial Statements – The financial statements and related notes of Hexion Inc., and the reports of independent registered public accounting firms are included at Item 8 of this report.

(2)
Financial Statement Schedules – Schedule II – Valuation and Qualifying Accounts and Reserves. Also included are the financial statements and related notes of Hexion International Holdings Cooperatief U.A., as its securities collateralize the Company’s securities that have been registered, as defined by Rule 3-16 of Regulation S-X under the Securities Act of 1933, and the reports of independent registered public accounting firms. All other schedules are omitted because they are not applicable or not required, or because that required information is shown in either the Consolidated Financial Statements or in the notes thereto.

(3)	Exhibits Required by SEC Regulation S-K – The following Exhibits are filed herewith or incorporated herein by reference:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
2.1†	Transaction Agreement dated as of April 22, 2005 among RPP Holdings, Resolution Specialty Materials Holdings LLC, BHI Acquisition Corp., BHI Merger Sub One, BHI Merger Sub Two Inc. and Borden Chemical Inc.	S-1/A	333-124287	2.1	7/15/2005
2.2†	SOC Resins Master Sale Agreement dated July 10, 2000 among Shell Oil Company, Resin Acquisition, LLC and Shell Epoxy Resins Inc.	S-4	333-57170	2.1	3/16/2001
2.3†	SPNV Resins Sale Agreement dated as of September 11, 2000 between Shell Petroleum N.V. and Shell Epoxy Resins Inc.	S-4	333-57170	2.2	3/16/2001
2.4	Assignment and Assumption Agreement dated November 13, 2000 between Shell Epoxy Resins Inc. and Shell Epoxy Resins LLC	S-4	333-57170	2.3	3/16/2001
2.5	Assignment and Assumption Agreement dated November 14, 2000 between Resin Acquisition, LLC and RPP Holdings LLC	S-4	333-57170	2.4	3/16/2001
2.6	Agreement of Combination with Momentive Performance Materials Holdings Inc on September 11, 2010	8-K	001-00071	99.1	9/13/2010
3.1	Restated Certificate of Incorporation of Hexion Inc. dated as of January 15, 2015					X
3.2	Amended and Restated Bylaws of Hexion Inc.					X
4.1
Form of Indenture between Borden, Inc. and The First National Bank of Chicago, as Trustee, dated as of January 15, 1983, as supplemented by the First Supplemental Indenture dated as of March 31, 1986, and the Second Supplemental Indenture, dated as of June 26, 1996, related to the $200,000,000 8 3/8% Sinking Fund Debentures due 2016
		S-3	33-4381	4(a) and (b)
4.2
Form of Indenture between Borden, Inc. and The Bank of New York, as Trustee, dated as of December 15, 1987, as supplemented by the First Supplemental Indenture dated as of December 15, 1987, the Second Supplemental Indenture dated as of February 1, 1993 and the Third Supplemental Indenture dated as of June 26, 1996, related to the $200,000,000 9.20% Debentures due 2021 and $750,000,000 7.875% Debentures due 2023
		S-3	33-45770	4(a) thru 4(d)
4.3	Indenture, dated as of January 29, 2010, by and among Hexion Finance Escrow LLC, Hexion Escrow Corporation and Wilmington Trust FSB, as trustee, related to the $1,000,000,000 8.875% Senior Secured Notes due 2018	8-K	001-00071	4.1	2/4/2010
4.4	Supplemental Indenture, dated as of January 29, 2010, by and among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, the guarantors party thereto and Wilmington Trust FSB, as trustee, related to the 8.875% Senior Secured Notes due 2018	8-K	001-00071	4.2	2/4/2010
4.5	Supplemental Indenture, dated as of June 4, 2010, by and among NL COOP Holdings LLC, Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, the guarantors party thereto and Wilmington Trust Company, as trustee, related to the 8.875 Senior Secured Notes due 2018	8-K	001-00071	4.1	6/9/2010
4.6	Indenture, dated as of November 5, 2010, among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, the Company, the guarantors named therein and Wilmington Trust Company, as trustee, related to the $574,016,000 9.0% Second-Priority Senior Secured Notes due 2020	8-K	001-00071	4.1	11/12/2010
4.7	Indenture, dated as of March 14, 2012, among Hexion U.S. Finance Corp., Momentive Specialty Chemicals Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, related to the $450,000,000 First-Priority Senior Secured Notes due 2020	8-K	001-00071	4.1	3/20/2012
4.8	Second Supplemental Indenture, dated as of January 14, 2013, among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, Momentive Specialty Chemicals Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee, related to the additional $200,000,000 8.875% Senior Secured Notes due 2018	8-K	001-00071	4.1	1/18/2013

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
4.9	First Supplemental Indenture, dated as of January 31, 2013, among Hexion U.S. Finance Corp., Momentive Specialty Chemicals Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee, related to the additional $1,100,000,000 First-Priority Senior Secured Notes due 2020	8-K	001-00071	4.1	2/6/2013
4.10	Second Supplemental Indenture, dated as of March 28, 2013, by and among Hexion U.S. Finance Corp., the guarantors party thereto and Wilmington Trust, National Association, as trustee, related to the 6.625% First-Priority Senior Secured Notes due 2020	8-K	001-00071	4.1	4/3/2013
4.11	Third Supplemental Indenture, dated as of December 2, 2014, by and among Momentive Specialty Chemicals Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee, related to the 6.625% First-Priority Senior Secured Notes due 2020	8-K	001-00071	4.1	12/2/2014
4.12	Third Supplemental Indenture, dated as of December 2, 2014, by and among Momentive Specialty Chemicals Inc., Hexion Nova Scotia Finance ULC, the guarantors party thereto and Wilmington Trust, National Association, as trustee, related to the 8.875% Senior Secured Notes due 2018	8-K	001-00071	4.2	12/2/2014
4.13	First Supplemental Indenture, dated as of December 2, 2014, by and among Momentive Specialty Chemicals Inc., Hexion Nova Scotia Finance ULC, the guarantors party thereto and Wilmington Trust Company, as trustee, related to the 9.00% Second-Priority Senior Secured Notes due 2020	8-K	001-00071	4.3	12/2/2014
10.1‡	BHI Acquisition Corp. 2004 Deferred Compensation Plan	10-Q	001-00071	10(iv)	11/15/2004
10.2‡	BHI Acquisition Corp. 2004 Stock Incentive Plan	10-Q	001-00071	10(v)	11/15/2004
10.3‡	Resolution Performance Products Inc. 2000 Stock Option Plan	S-4	333-57170	10.26	3/16/2001
10.4‡	Resolution Performance Products Inc. 2000 Non - Employee Directors Stock Option Plan	S-4	333-57170	10.27	3/16/2001
10.5‡	Amended and Restated Resolution Performance Products, Inc. Restricted Unit Plan, as amended and restated May 31, 2005	S-1/A	333-124287	10.34	9/19/2005
10.6‡	Form of Non-Qualified Stock Option Agreement between BHI Acquisition Corp. and certain optionees	S-4	333-122826	10.12	2/14/2005
10.7‡	Resolution Specialty Materials Inc. 2004 Stock Option Plan	S-1/A	333-124287	10.52	7/15/2005
10.8‡	Form of Nonqualified Stock Option Agreement for Resolution Specialty Materials Inc. 2004 Stock Option Plan	S-1/A	333-124287	10.53	7/15/2005
10.9‡	Form of Nonqualified Stock Option Agreement for Resolution Performance Products Inc. 2000 Stock Option Plan	S-1/A	333-124287	10.54	7/15/2005
10.10‡	Form of Nonqualified Stock Option Agreement for Resolution Performance Products Inc. 2000 Non-Employee Director Stock Option Plan	S-1/A	333-124287	10.55	7/15/2005
10.11‡	Hexion LLC 2007 Long-Term Incentive Plan dated April 30, 2007	10-Q	001-00071	10.1	8/14/2007
10.12	Amended and Restated Investor Rights Agreement dated as of May 31, 2005 between Hexion LLC, Hexion Specialty Chemicals, Inc. and the holders that are party thereto	S-1/A	333-124287	10.63	7/15/2005
10.13	Registration Rights Agreement dated as of May 31, 2005 between Hexion Specialty Chemicals, Inc. and Hexion LLC	S-1/A	333-124287	10.64	7/15/2005
10.14‡	Amended and Restated Executives’ Supplemental Pension Plan for Hexion Specialty Chemicals, Inc., dated as of September 7, 2005	8-K	001-00071	10	9/12/2005
10.15	Borden, Inc. Advisory Directors Plan dated 7/1/89	10-K	001-00071	10(viii)	7/1/1989
10.16‡	Hexion Specialty Chemicals, Inc. 2009 Leadership Long-Term Cash Incentive Plan	10-K	001-00071	10.21	3/11/2009
10.17‡	Amended and Restated Employment Agreement dated as of August 12, 2004 between Hexion Specialty Chemicals, Inc. and Craig O. Morrison	10-Q	001-00071	10(i)	11/15/2004
10.18‡	Amended and Restated Employment Agreement dated as of August 12, 2004 between Hexion Specialty Chemicals, Inc. and Joseph P. Bevilaqua	10-Q	001-00071	10(ii)	11/15/2004
10.19‡	Summary of Terms of Employment between Hexion Specialty Chemicals, Inc. and Joseph P. Bevilaqua dated August 10, 2008	10-K	001-00071	10.23	3/9/2010
10.20‡	Amended and Restated Employment Agreement dated as of August 12, 2004 between Hexion Specialty Chemicals, Inc. and William H. Carter	10-Q	001-00071	10(iii)	11/15/2004
10.21‡	Summary of Terms of Employment between Hexion Specialty Chemicals, Inc. and Judith A. Sonnett dated September 21, 2007	10-K	001-00071	10.29	3/9/2010
10.22‡	Addition of Terms of Employment between Hexion Specialty Chemicals, Inc. and Dale N. Plante, Supplement to August 2008 Promotional Employment Offer dated as of July 16, 2009	10-K	001-00071	10.27	2/28/2011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.23‡	Momentive Specialty Chemicals Inc. Supplemental Executive Retirement Plan, dated as of December 31, 2011	8-K	001-00071	99.1	1/6/2012
10.24	Master Asset Conveyance and Facility Support Agreement, dated as of December 20, 2002, between Borden Chemical and Borden Chemicals and Plastics Operating Limited Partnership	10-K	001-00071	(10)(xxvi)	3/28/2003
10.25	Environmental Servitude Agreement, dated as of December 20, 2002, between Borden Chemical and Borden Chemicals and Plastics Operating Limited Partnership	10-K	001-00071	(10)(xxvii)	3/28/2003
10.26	Intellectual Property Transfer and License Agreement and Contribution Agreement dated as of November 14, 2000 between Shell Oil Company and Shell Epoxy Resins LLC	S-4	333-57170	10.13	3/16/2001
10.27	Intellectual Property Transfer and License Agreement and Contribution Agreement dated as of November 14, 2000 between Shell Internationale Research Maatschappij B.V. and Shell Epoxy Resins Research B.V	S-4	333-57170	10.14	3/16/2001
10.28	First Amended and Restated Deer Park Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2000 between Shell Chemical Company, for itself and as agent for Shell Oil Company, and Shell Epoxy Resins LLC	S-4	333-57170	10.19	3/16/2001
10.29	First Amended and Restated Pernis Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2000 between Resolution Europe B.V. (f/k/a Resolution Nederland B.V., f/k/a Shell Epoxy Resins Nederland B.V.) and Shell Nederland Raffinaderij B.V.	S-4	333-57170	10.21	3/16/2001
10.30	First Amended and Restated Pernis Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2000 between Resolution Europe B.V. (f/k/a Resolution Nederland B.V., f/k/a Shell Epoxy Resins Nederland B.V.) and Shell Nederland Chemie B.V.	S-4	333-57170	10.22	3/16/2001
10.31†	Second Amended and Restated Norco Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2004 between Shell Chemical L.P. and Resolution Performance Products LLC.	10-K	001-00071	10.45	3/22/2007
10.32	Deer Park Ground Lease and Grant of Easements dated as of November 1, 2000 between Shell Oil Company and Shell Epoxy Resins LLC	S-4	333-57170	10.23	3/16/2001
10.33	Norco Ground Lease and Grant of Servitudes dated as of November 1, 2000 between Shell Oil Company and Shell Epoxy Resins LLC	S-4	333-57170	10.24	3/16/2001
10.34	Amended and Restated Agreement of Sub-Lease (Pernis) dated as of November 1, 2000 between Resolution Europe B.V. (f/k/a Resolution Nederland B.V., f/k/a Shell Epoxy Resins Nederland B.V.) and Shell Nederland Raffinaderij B.V.	S-4	333-57170	10.25	3/16/2001
10.35	Amended and Restated Management Consulting Agreement dated as of May 31, 2005 between Borden Chemical, Inc. and Apollo Management V, L.P.	S-1/A	333-124287	10.66	7/15/2005
10.36	Collateral Agreement dated as of November 3, 2006 among Hexion Specialty Chemicals, Inc. and subsidiary parties thereto, and Wilmington Trust Company, as Collateral Agent	10-K	001-00071	10.57	3/11/2009
10.37	Settlement Agreement and Release, dated December 14, 2008, among Huntsman Corporation, Jon M. Huntsman, Peter R. Huntsman, Hexion Specialty Chemicals, Inc., Hexion LLC, Nimbus Merger Sub, Inc., Craig O. Morrison, Leon Black, Joshua J. Harris and Apollo Global Management, LLC and certain of its affiliates	8-K	001-00071	10.1	12/15/2008
10.38	Commitment Letter dated as of March 3, 2009 among the Hexion Specialty Chemicals, Inc., Hexion LLC, Euro VI (BC) S.a.r.l., Euro V (BC) S.a.r.l. and AAA Co-Invest VI (EHS-BC) S.a.r.l.	8-K	001-00071	10.1	3/3/2009
10.39	Credit Agreement with exhibits and schedules dated as of March 3, 2009 among Hexion Specialty Chemicals, Inc., Borden Luxembourg S.a.r.l., Euro V (BC) S.a.r.l., Euro VI (BC) S.a.r.l. and AAA Co-Invest VI (EHS-BC) S.a.r.l.	10-Q	001-00071	10.4	8/13/2009
10.40	Indemnification Agreement dated as of March 3, 2009 among Apollo Management, L.P. and subsidiary parties thereto, Hexion LLC, Hexion Specialty Chemicals, Inc. and Nimbus Merger Sub Inc.	8-K	001-00071	10.3	3/3/2009
10.41	Intercreditor Agreement, dated as of January 29, 2010, by and among JPMorgan Chase Bank, as intercreditor agent, Wilmington Trust FSB, as trustee and collateral agent, Hexion LLC, Hexion Specialty Chemicals, Inc. and certain subsidiaries	8-K/A	001-00071	10.1	2/4/2010
10.42	Collateral Agreement dated and effective as of January 29, 2010, among Hexion Specialty Chemicals, Inc., each Subsidiary Party thereto and Wilmington Trust FSB, as collateral agent	8-K	001-00071	10.4	2/4/2010

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.43	SUPPLEMENT dated as of June 4, 2010, to the Collateral Agreement dated as of January 29, 2010, among HEXION SPECIALTY CHEMICALS, INC., a New Jersey corporation, each Subsidiary Party party thereto and WILMINGTON TRUST FSB, as Collateral Agent (in such capacity, the “Collateral Agent”) for the Secured Parties (as defined therein)	8-K	001-00071	10.4	6/9/2010
10.44	SUPPLEMENT dated as of June 4, 2010, to the Collateral Agreement dated as of November 3, 2006, among HEXION SPECIALTY CHEMICALS, INC., a New Jersey corporation, each Subsidiary Party party thereto and WILMINGTON TRUST COMPANY, as Collateral Agent (in such capacity, the “Collateral Agent”) for the Secured Parties (as defined therein)	8-K	001-00071	10.5	6/9/2010
10.45	Registration Rights Agreement, dated November 5, 2010, among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, the Guarantors, including the Company, and Euro VI (BC) S.a r.l.	8-K	001-00071	4.3	11/12/2010
10.46	Joinder and Supplement to Collateral Agreement dated November 5, 2010 among the Company and subsidiary parties thereto, and Wilmington Trust Company, as trustee and collateral agent	8-K	001-00071	10.2	11/12/2010
10.47	Shared Services agreement, dated as of October 1, 2010, by and among Hexion Specialty Chemicals, Inc. and Momentive Performance Materials Inc.,and the other Persons party thereto	10-K	001-00071	10.68	2/28/2011
10.48‡	Form of Restricted Deferred Unit Award Agreement of Momentive Performance Materials Holdings LLC	S-4	333-172943	10.7	3/18/2011
10.49‡	Form of Unit Option Agreement of Momentive Performance Materials Holdings LLC	S-4	333-172943	10.71	3/18/2011
10.50‡	Form of Director Unit Option Agreement of Momentive Performance Materials Holdings LLC	S-4	333-172943	10.72	3/18/2011
10.51‡	Management Investor Rights Agreement, dated as of February 23, 2011 by and among Momentive Performance Materials Holdings LLC and the Holders	S-4	333-172943	10.73	3/18/2011
10.52	Amended and Restated Shared Services Agreement dated March 17, 2011 by and among Momentive Performance Materials Inc., its subsidiaries, and Momentive Specialty Chemicals Inc.	8-K	001-00071	10.1	3/17/2011
10.53	Master Confidentiality and Joint Development Agreement entered into on March 17, 2011 by and between Momentive Performance Materials Inc. and Momentive Specialty Chemicals Inc.	8-K	001-00071	10.2	3/17/2011
10.54	Amendment Two to Second Amended and Restated Norco Site Services, Utilities, Materials and Facilities Agreement dated January 1, 2011 between Shell Chemical L.P. and Momentive Specialty Chemicals Inc.	10-Q	001-00071	10.2	5/13/2011
10.55	Joinder and Supplement to Intercreditor Agreement dated, January 29, 2010, by and among Wilmington Trust, National Association, as trustee, JPMorgan Chase Bank N.A., as intercreditor agent, Wilmington Trust, National Association, as trustee and collateral agent and as second-priority agent, Momentive Specialty Chemicals Holdings LLC, Momentive Specialty Chemicals Inc. and each subsidiary of Momentive Specialty Chemicals Inc. party thereto.	8-K	001-00071	10.4	3/20/2012
10.56	Fourth Joinder and Supplement to Intercreditor Agreement, dated as of March 14, 2013, by and among Wilmington Trust, National Association, as trustee, JPMorgan Chase Bank N.A., as intercreditor agent, Wilmington Trust Company, as trustee and collateral agent and as second-priority agent, Momentive Specialty Chemicals Holdings LLC, Momentive Specialty Chemicals Inc. and each subsidiary of Momentive Specialty Chemicals Inc. party thereto.	8-K	001-00071	10.5	3/20/2012
10.57‡	Momentive Performance Materials Holdings LLC 2012 Incentive Compensation Plan	10-Q	001-00071	10.1	5/8/2012
10.58‡	First Amended Resolution Specialty Materials Inc 2004 Stock Option Plan	10-Q	001-00071	10.1	11/13/2012
10.59‡	First Amended Hexion LLC 2007 Long-Term Incentive Plan	10-Q	001-00071	10.2	11/13/2012
10.60	Amendment to Third Amended and Restated Credit Agreement, dated as of January 14, 2013, among Momentive Specialty Chemicals Holdings LLC, Momentive Specialty Chemicals Inc., Momentive Specialty Chemicals Canada Inc., Momentive Specialty Chemicals B.V., Momentive Specialty Chemicals UK Limited, Borden Chemical UK Limited, the lenders party thereto from time to time, JPMorgan Chase Bank N.A., as administrative agent for the lenders and the other parties named therein.	8-K	001-00071	10.1	1/18/2013

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.61	Fifth Joinder and Supplement to Intercreditor Agreement, dated January 14, 2013, by and among Wilmington Trust, National Association, as trustee, JPMorgan Chase Bank N.A., as intercreditor agent, Wilmington Trust, National Association, as trustee and collateral agent and as second-priority agent, Momentive Specialty Chemicals Holdings LLC, Momentive Specialty Chemicals Inc. and each subsidiary of Momentive Specialty Chemicals Inc. party thereto.	8-K	001-00071	10.2	1/18/2013
10.62
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
		8-K	001-00071	10.1	2/6/2013
10.63	Additional Secured Party Consent, dated January 31, 2013, among Wilmington Trust Bank, National Association, as trustee and as authorized representative, JPMorgan Chase Bank, N.A., as applicable first lien representative and collateral agent, Momentive Specialty Chemicals Holdings LLC, Momentive Specialty Chemicals Inc. and subsidiaries of Momentive Specialty Chemicals Inc. party thereto.	8-K	001-00071	10.2	2/6/2013
10.64‡	Second Joinder and Supplement to Intercreditor Agreement, dated as of January 31, 2013, by and among Wilmington Trust, National Association, as trustee and senior-priority agent for the holders of the notes issued under the First Lien Indenture (as defined therein), JPMorgan Chase Bank, N.A., as intercreditor agent, Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as trustee and second-priority agent, Momentive Specialty Chemicals Holdings LLC, Momentive Specialty Chemicals Inc. and subsidiaries of Momentive Specialty Chemicals Inc. party thereto.	8-K	001-00071	10.3	2/6/2013
10.65	Amendment No. 1 to the Momentive Performance Materials Holdings LLC 2011 Equity Incentive Plan	8-K	001-00071	10.1	3/6/2013
10.66	Form of Restricted Deferred Unit Agreement of Momentive Performance Materials Holdings LLC	8-K	001-00071	10.2	3/6/2013
10.67	Form of Unit Option Agreement of Momentive Performance Materials Holdings LLC	8-K	001-00071	10.3	3/6/2013
10.68‡	Momentive Performance Materials Holdings LLC 2013 Incentive Compensation Plan	10-K	001-00071	10.91	4/1/2013
10.69‡	Momentive Performance Materials Holdings LLC 2012 Long-Term Cash Incentive Plan	10-K	001-00071	10.92	4/1/2013
10.70‡	Amended and Restated Momentive Performance Materials Holdings LLC 2011 Equity Incentive Plan	10-K	001-00071	10.93	4/1/2013
10.71‡	Special recognition bonus letter to Dale Plante dated November 15, 2011	10-K	001-00071	10.94	4/1/2013
10.72	Asset-Based Revolving Credit Agreement, dated as of March 28, 2013, by and among Momentive Specialty Chemicals Holdings LLC, Momentive Specialty Chemicals Inc., as U.S. borrower, Momentive Specialty Chemicals Canada Inc., as Canadian borrower, Momentive Specialty Chemicals B.V., as Dutch borrower, Momentive Specialty Chemicals UK Limited and Borden Chemical UK Limited, as U.K. borrowers, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, swingline lender and initial issuing bank.	8-K	001-00071	10.1	4/3/2013
10.73	ABL Intercreditor Agreement, dated as of March 28, 2013, by and among JPMorgan Chase Bank, N.A., as the ABL facility collateral agent, Wilmington Trust, National Association, as applicable first-lien agent and first-lien collateral agent, Momentive Specialty Chemicals Inc. and subsidiaries of Momentive Specialty Chemicals Inc. party thereto.	8-K	001-00071	10.2	4/3/2013
10.74‡	Collateral Agreement, dated as of March 28, 2013, by and among Momentive Specialty Chemicals Inc., subsidiaries of Momentive Specialty Chemicals Inc. party thereto and JPMorgan Chase Bank, N.A. as collateral agent.	8-K	001-00071	10.3	4/3/2013
10.75	Collateral Agreement, dated as of March 28, 2013, by and among Momentive Specialty Chemicals Inc., subsidiaries of Momentive Specialty Chemicals Inc. party thereto and Wilmington Trust, National Association, as collateral agent.	8-K	001-00071	10.4	4/3/2013

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.76	Third Joinder and Supplement to 1.5 Lien Intercreditor Agreement, dated as of March 28, 2013, by and among JPMorgan Chase Bank, N.A., as ABL credit agreement agent, former intercreditor agent and new intercreditor agent, Wilmington Trust, National Association, as 1.5 lien trustee, Wilmington Trust, National Association, as first lien trustee, Momentive Specialty Chemicals Holdings LLC, Momentive Specialty Chemicals Inc. and subsidiaries of Momentive Specialty Chemicals Inc. party thereto.	8-K	001-00071	10.5	4/3/2013
10.77	Joinder and Supplement to Second Lien Intercreditor Agreement, dated as of March 28, 2013, among JPMorgan Chase Bank, N.A., as ABL credit agreement agent, former intercreditor agent and new intercreditor agent, Wilmington Trust Company, as second-lien trustee, Wilmington Trust, National Association, as 1.5 lien trustee, Wilmington Trust, National Association, as first lien trustee, Momentive Specialty Chemicals Holdings LLC, Momentive Specialty Chemicals Inc. and subsidiaries of Momentive Specialty Chemicals Inc. party thereto.	8-K	001-00071	10.6	4/3/2013
10.78‡	Momentive Performance Materials Holdings LLC 2014 Incentive Compensation Plan	10-K	001-00071	10.87	3/31/2014
10.79‡	Second Amended and Restated Shared Services Agreement, dated as of October 24, 2014, by and among Momentive Specialty Chemicals Inc., Momentive Performance Materials Inc., and the subsidiaries of the Momentive Performance Materials Inc., party thereto	8-K	001-00071	10.1	10/30/2014
10.80‡	Momentive Performance Materials Holdings LLC Long-Term Cash Investment Plan	10-Q	001-00071	10.1	11/10/2014
10.81‡	Form of 2014 Cash-based Long-Term Incentive Award Agreement	10-Q	001-00071	10.2	11/10/2014
10.82‡	Summary of Terms of Employment between Momentive Performance Materials Inc. and Douglas Johns dated October 3, 2010					X
12.1	Statement regarding Computation of Ratios					X
18.1	Letter from PricewaterhouseCoopers, dated February 28, 2011 regarding preferability of a change in accounting principle	10-K	001-00071	18.1	2/28/2011
21.1	List of Subsidiaries of Hexion Inc.					X
31.1	Rule 13a-14 Certifications					X
	(a) Certificate of the Chief Executive Officer					X
	(b) Certificate of the Chief Financial Officer					X
32.1	Section 1350 Certifications					X
101.INS*	XBRL Instance Document					X
101.SCH*	XBRL Schema Document					X
101.CAL*	XBRL Calculation Linkbase Document					X
101.LAB*	XBRL Label Linkbase Document					X
101.PRE*	XBRL Presentation Linkbase Document					X
101.DEF*	XBRL Definition Linkbase Document					X

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

HEXION INC.

By:	/s/ William H. Carter
William H. Carter
Executive Vice President and Chief Financial Officer
Date: March 10, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Signature	Date
Craig O. Morrison	Director, President and Chief Executive Officer (Principal Executive Officer) and Manager, Hexion Holdings LLC	/s/ Craig O. Morrison	March 10, 2015

William H. Carter	Director, Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer) and Manager, Hexion Holdings LLC	/s/ William H. Carter	March 10, 2015

William H. Joyce	Manager, Hexion Holdings LLC	/s/ William H. Joyce	March 10, 2015

Robert Kalsow-Ramos	Manager, Hexion Holdings LLC	/s/ Robert Kalsow-Ramos	March 10, 2015

Scott M. Kleinman	Manager, Hexion Holdings LLC	/s/ Scott M. Kleinman	March 10, 2015

Geoffrey A. Manna	Manager, Hexion Holdings LLC	/s/ Geoffrey A. Manna	March 10, 2015

Jonathan D. Rich	Manager, Hexion Holdings LLC	/s/ Jonathan D. Rich	March 10, 2015

David B. Sambur	Manager, Hexion Holdings LLC	/s/ David B. Sambur	March 10, 2015

Marvin O. Schlanger	Manager, Hexion Holdings LLC	/s/ Marvin O. Schlanger	March 10, 2015

HEXION INTERNATIONAL HOLDINGS COOPERATIEF U.A.
CONSOLIDATED BALANCE SHEETS

(In millions)	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $5 and $3, respectively) (see Note 2)	$88	$180
Short-term investments	7	7
Accounts receivable (net of allowance for doubtful accounts of $12 and $13, respectively)	316	325
Accounts receivable from affiliates (see Note 4)	190	88
Loans receivable from affiliates (see Note 9)	11	33
Inventories:
Finished and in-process goods	150	137
Raw materials and supplies	60	60
Other current assets	33	45
Total current assets	855	875
Long-term loans receivable from affiliates (see Note 9)	37	19
Investments in unconsolidated entities	17	19
Other long-term assets	48	64
Property and equipment
Land	50	55
Buildings	165	186
Machinery and equipment	1,213	1,285
	1,428	1,526
Less accumulated depreciation	(925)	(990)
	503	536
Goodwill (see Note 5)	102	115
Other intangibles assets, net (see Note 5)	50	67
Total assets	$1,612	$1,695
Liabilities and Deficit
Current liabilities:
Accounts payable	$221	$277
Accounts payable to affiliates (see Note 4)	100	158
Debt payable within one year (see Note 8)	55	85
Affiliated debt payable within one year (see Note 9)	276	284
Income taxes payable	3	6
Other current liabilities	91	86
Total current liabilities	746	896
Long-term liabilities:
Long-term debt (see Note 8)	51	22
Affiliated long-term debt (see Note 9)	1,008	1,156
Deferred income taxes (see Note 15)	9	11
Long-term pension and postretirement benefit obligations (see Note 12)	218	184
Other long-term liabilities	63	65
Total liabilities	2,095	2,334
Commitments and contingencies (see Notes 8, 10 and 11)
Deficit
Paid-in capital	128	22
Loans receivable from parent	(1)	(140)
Accumulated other comprehensive loss	(146)	(21)
Accumulated deficit	(463)	(499)
Total Hexion International Holdings Cooperatief U.A. shareholder's deficit	(482)	(638)
Noncontrolling interest	(1)	(1)
Total deficit	(483)	(639)
Total liabilities and deficit	$1,612	$1,695
See Notes to Consolidated Financial Statements

HEXION INTERNATIONAL HOLDINGS COOPERATIEF U.A.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(In millions)	2014	2013	2012
Net sales	$2,897	$2,771	$2,777
Cost of sales	2,558	2,492	2,488
Gross profit	339	279	289
Selling, general and administrative expense	269	264	278
Asset impairments (see Note 2)	5	112	23
Business realignment costs (see Note 2)	16	8	24
Other operating expense (income), net	2	(2)	5
Operating income (loss)	47	(103)	(41)
Interest expense, net	6	8	29
Affiliated interest expense, net (see Note 9)	88	83	53
Other non-operating (income) expense, net (see Note 4)	(100)	70	18
Income (loss) before income taxes and earnings (losses) from unconsolidated entities	53	(264)	(141)
Income tax expense (benefit) (see Note 15)	18	3	(45)
Income (loss) before earnings (losses) from unconsolidated entities	35	(267)	(96)
Earnings from unconsolidated entities, net of taxes	1	1	1
Net income (loss)	36	(266)	(95)
Net loss attributable to noncontrolling interest	—	1	—
Net income (loss) attributable to Hexion International Holdings Cooperatief U.A.	$36	$(265)	$(95)
See Notes to Consolidated Financial Statements

HEXION INTERNATIONAL HOLDINGS COOPERATIEF U.A.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
(In millions)	2014	2013	2012
Net income (loss)	$36	$(266)	$(95)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(56)	(2)	6
(Loss) gain recognized from pension and postretirement benefits	(69)	43	(97)
Other comprehensive (loss) income	(125)	41	(91)
Comprehensive loss	(89)	(225)	(186)
Comprehensive loss attributable to noncontrolling interest	—	1	1
Comprehensive loss attributable to Hexion International Holdings Cooperatief U.A.	$(89)	$(224)	$(185)
See Notes to Consolidated Financial Statements

HEXION INTERNATIONAL HOLDINGS COOPERATIEF U.A.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(In millions)	2014	2013	2012
Cash flows (used in) provided by operating activities
Net income (loss)	$36	$(266)	$(95)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	73	84	88
Allocations of corporate overhead, net (see Note 4)	11	9	9
(Gain) loss on foreign exchange guarantee agreement with parent (see Note 4)	(101)	32	8
Loss on cash pooling guarantee agreement with parent (see Note 4)	4	14	7
Deferred tax expense (benefit)	—	(18)	(55)
Non-cash asset impairments and accelerated depreciation	5	113	25
Unrealized foreign exchange loss (gain)	8	(20)	17
Other non-cash adjustments	(1)	(1)	6
Net change in assets and liabilities:
Accounts receivable	(41)	(48)	(1)
Inventories	(40)	7	(6)
Accounts payable	(15)	46	60
Income taxes payable	(1)	—	(2)
Other assets, current and non-current	27	(20)	49
Other liabilities, current and non-current	—	90	(29)
Net cash (used in) provided by operating activities	(35)	22	81
Cash flows used in investing activities
Capital expenditures	(93)	(62)	(66)
Purchase of business	(12)	—	—
Proceeds from the sale of assets	—	7	1
Funds remitted to unconsolidated affiliates, net	—	(15)	(6)
Change in restricted cash	(3)	15	(15)
(Purchases of) proceeds from sale of debt securities, net	(1)	(3)	2
Net cash used in investing activities	(109)	(58)	(84)
Cash flows provided by (used in) financing activities
Net short-term debt borrowings	2	5	2
Borrowings of long-term debt	92	26	3
Repayments of long-term debt	(87)	(394)	(209)
Affiliated loan borrowings, net	22	494	114
Capital contribution from parent	29	31	30
Return of capital to parent	—	(48)	—
Net cash provided by (used in) financing activities	58	114	(60)
Effect of exchange rates on cash and cash equivalents	(8)	(4)	5
(Decrease) increase in cash and cash equivalents	(94)	74	(58)
Cash and cash equivalents (unrestricted) at beginning of year	177	103	161
Cash and cash equivalents (unrestricted) at end of year	$83	$177	$103
Supplemental disclosures of cash flow information
Cash paid for:
Interest, net	$93	$91	$81
Income taxes, net of cash refunds	24	—	12
Non-cash investing activity:
Assignment of note receivable from parent (see Note 9)	$59	$—	$—
Non-cash financing activity:
Contribution from parent—settlement of intercompany guarantee agreements (see Note 4)	$63	$—	$—
Distribution to parent—settlement of foreign exchange guarantee agreement with parent (See Note 4)	—	—	(5)
Contribution of ownership in subsidiary from parent (see Note 13)	—	—	67
See Notes to Consolidated Financial Statements

HEXION INTERNATIONAL HOLDINGS COOPERATIEF U.A.
CONSOLIDATED STATEMENTS OF DEFICIT

(In millions)	Paid-in (Deficit) Capital	Loans Receivable from Parent	Accumulated Other Comprehensive Loss		Accumulated Deficit	Total Hexion International Holdings Cooperatief U.A. Shareholders’ Deficit	Noncontrolling Interest	Total
Balance at December 31, 2011	$(12)	$(204)	$(97)		$(70)	$(383)	$1	$(382)
Net loss	—	—	—		(95)	(95)	—	(95)
Other comprehensive loss	—	—	(90)		—	(90)	(1)	(91)
Net borrowings to parent	—	(5)	—		—	(5)	—	(5)
Translation adjustment and other non-cash changes in principal	—	29	—		—	29	—	29
Capital contribution from parent	30	—	—		—	30	—	30
Allocations of corporate overhead (See Note 4)	9	—	—		—	9	—	9
Distribution to parent-settlement of foreign exchange guarantee agreement with parent (see Note 4)	(5)	—	—		—	(5)	—	(5)
Contribution of ownership in subsidiary from parent (see Note 13)	9	—	125		(67)	67	—	67
Deconsolidation of noncontrolling interest in subsidiary held by parent (see Note 2)	(1)	—	—		(2)	(3)	—	(3)
Balance at December 31, 2012	30	(180)	(62)		(234)	(446)	—	(446)
Net loss	—	—	—		(265)	(265)	(1)	(266)
Other comprehensive income	—	—	41		—	41	—	41
Net repayments from parent	—	30	—		—	30	—	30
Translation adjustment and other non-cash changes in principal	—	10	—		—	10	—	10
Capital contribution from parent	31	—	—		—	31	—	31
Allocations of corporate overhead (see Note 4)	9	—	—		—	9	—	9
Return of capital to parent	(48)	—	—	—	—	(48)	—	(48)
Balance at December 31, 2013	22	(140)	(21)		(499)	(638)	(1)	(639)
Net income	—	—	—		36	36	—	36
Other comprehensive loss	—	—	(125)		—	(125)	—	(125)
Net repayments from parent	—	80	—		—	80	—	80
Translation adjustment and other non-cash changes in principal	—	59	—		—	59	—	59
Capital contribution from parent	29	—	—		—	29	—	29
Non-cash capital contribution from parent - settlement of intercompany guarantee agreements (see Note 4)	63	—	—		—	63	—	63
Purchase of business from related party under common control (see Note 4)	3	—	—		—	3	—	3
Allocations of corporate overhead (see Note 4)	11	—	—		—	11	—	11
Balance at December 31, 2014	$128	$(1)	$(146)		$(463)	$(482)	$(1)	$(483)

See Notes to Consolidated Financial Statements

HEXION INTERNATIONAL HOLDINGS COOPERATIEF U.A.

Notes to Consolidated Financial Statements
(In millions)
1. Background and Basis of Presentation
Hexion International Holdings Cooperatief U.A. (“CO-OP”) (formerly known as Momentive International Holdings Cooperatief U.A.) is a holding company whose primary assets are its investments in Hexion Holding B.V. and Hexion Canada, Inc. (“Hexion Canada”), and their respective subsidiaries. Together, CO-OP, through its investments in Hexion Canada and Hexion Holding B.V. and their respective subsidiaries, (collectively referred to as the “Company”), is engaged in the manufacture and marketing of urea, phenolic, epoxy and epoxy specialty resins and coatings applications primarily used in forest and industrial and construction products and other specialty and industrial chemicals worldwide. At December 31, 2014, the Company’s operations included 36 manufacturing facilities in Europe, North America, South America, Australia, New Zealand and Korea.
The Company is a wholly owned subsidiary of Hexion Inc. (“Hexion”), which, through a series of intermediate holding companies, is controlled by investment funds managed by affiliates of Apollo Management Holdings, L.P. (together with Apollo Global Management, LLC and its subsidiaries, “Apollo”). The Company has significant related party transactions with Hexion, as discussed in Note 4. CO-OP operates as a business under the direction and with support of its parent, Hexion. All entities are under the common control of Hexion.
Hexion serves global industrial markets through a broad range of thermoset technologies, specialty products and technical support for customers in a diverse range of applications and industries.
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
Foreign Currency Translations and Transactions—Assets and liabilities of foreign affiliates are translated at the exchange rates in effect at the balance sheet date. Income, expenses and cash flows are translated at average exchange rates prevailing during the year. The Company recognized transaction gains (losses) of $6, $(14) and $(4) for the years ended December 31, 2014, 2013 and 2012, respectively, which are included as a component of “Net income (loss).” In addition, gains or losses related to the Company’s intercompany loans payable and receivable denominated in a foreign currency other than the subsidiary’s functional currency that are deemed to be permanently invested are also remeasured to cumulative translation and recorded in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets. The effect of translation is included in “Accumulated other comprehensive loss.”
Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and also the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, it requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. The most significant estimates that are included in the financial statements are environmental remediation liabilities, legal liabilities, deferred tax assets and liabilities and related valuation allowances, income tax accruals, pension and postretirement assets and liabilities, valuation allowances for accounts receivable and inventories, general insurance liabilities, asset impairments and fair values of assets acquired and liabilities assumed in business acquisitions. Actual results could differ from these estimates.
Cash and Cash Equivalents—The Company considers all highly liquid investments that are purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2014 and 2013, the Company had interest-bearing time deposits and other cash equivalent investments of $11 and $14, respectively. These amounts are included in the Consolidated Balance Sheets as a component of “Cash and cash equivalents.” The Company does not present cash flows from discontinued operations separately in the Consolidated Statements of Cash Flows.
Investments—Investments with original maturities greater than 90 days but less than one year are included in the Consolidated Balance Sheets as “Short-term investments.” At both December 31, 2014 and 2013, the Company had Brazilian real denominated U.S. dollar index investments of $7. These investments, which are classified as held-to-maturity securities, are recorded at cost, which approximates fair value.
Allowance for Doubtful Accounts—The allowance for doubtful accounts is estimated using factors such as customer credit ratings and past collection history. Receivables are charged against the allowance for doubtful accounts when it is probable that the receivable will not be collected.
Inventories—Inventories are stated at lower of cost or market using the first-in, first-out method. Costs include direct material, direct labor and applicable manufacturing overheads, which are based on normal production capacity. Abnormal manufacturing costs are recognized as period costs and fixed manufacturing overheads are allocated based on normal production capacity. An allowance is provided for excess and obsolete inventories based on management’s review of inventories on-hand compared to estimated future usage and sales. Inventories in the Consolidated Balance Sheets are presented net of an allowance for excess and obsolete inventory of $4 at both December 31, 2014 and 2013.

Deferred Expenses—Deferred debt financing costs are included in “Other long-term assets” in the Consolidated Balance Sheets and are amortized over the life of the related debt or credit facility using the effective interest method. Upon extinguishment of any debt, the related debt issuance costs are written off. At December 31, 2014 and 2013, the Company’s unamortized deferred financing costs were $1 and $2, respectively.
Property and Equipment—Land, buildings and machinery and equipment are stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of properties (the average estimated useful lives for buildings and machinery and equipment are 20 years and 15 years, respectively). Assets under capital leases are amortized over the lesser of their useful life or the lease term. Major renewals and betterments are capitalized. Maintenance, repairs, minor renewals and turnarounds (periodic maintenance and repairs to major units of manufacturing facilities) are expensed as incurred. When property and equipment is retired or disposed of, the asset and related depreciation are removed from the accounts and any gain or loss is reflected in operating income. The Company capitalizes interest costs that are incurred during the construction of property and equipment. Depreciation expense was $63, $73 and $78 for the years ended December 31, 2014, 2013 and 2012, respectively.
Goodwill and Intangibles—The excess of purchase price over net tangible and identifiable intangible assets of businesses acquired is carried as “Goodwill” in the Consolidated Balance Sheets. Separately identifiable intangible assets that are used in the operations of the business (e.g., patents and technology, tradenames, customer lists and contracts) are recorded at cost (fair value at the time of acquisition) and reported as “Other intangible assets, net” in the Consolidated Balance Sheets. Costs to renew or extend the term of identifiable intangible assets are expensed as incurred. The Company does not amortize goodwill. Intangible assets with determinable lives are amortized on a straight-line basis over the shorter of the legal or useful life of the assets, which range from 1 to 30 years (see Note 5).
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
Long-Lived and Amortizable Intangible Assets
During the years ended December 31, 2014, 2013 and 2012, the Company recorded long-lived asset impairments of $5, $112 and $23, respectively, which are included in “Asset impairments” in the Consolidated Statements of Operations (see Note 6).
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
At October 1, 2014 and 2013, the estimated fair value of the Company’s reporting unit was deemed to be substantially in excess of the carrying amount of assets (including goodwill) and liabilities assigned to the reporting unit.
General Insurance—The Company is generally insured for losses and liabilities for workers’ compensation, physical damage to property, business interruption and comprehensive general, product and vehicle liability under policies maintained by Hexion, and is allocated a share of the related premiums. The Company records losses when they are probable and reasonably estimable (see Note 4).
Legal Claims and Costs—The Company accrues for legal claims and costs in the period in which a claim is made or an event becomes known, if the amounts are probable and reasonably estimable. Each claim is assigned a range of potential liability and the most likely amount is accrued. If there is no amount in the range of potential liability that is most likely, the low end of the range is accrued. The amount accrued includes all costs associated with the claim, including settlements, assessments, judgments and fines. Legal fees are expensed as incurred (see Note 11).
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
Research and Development Costs—Funds are committed to research and development activities for technical improvement of products and processes that are expected to contribute to future earnings. All costs associated with research and development are charged to expense as incurred. Research and development and technical service expense of $43, $40 and $38 for the years ended December 31, 2014, 2013 and 2012, respectively, is included in “Selling, general and administrative expense” in the Consolidated Statements of Operations.
Business Realignment Costs—The Company incurred “Business realignment costs” totaling $16, $8 and $24 for the years ended December 31, 2014, 2013 and 2012, respectively. For the year ended December 31, 2014, these costs primarily included expenses from the Company’s newly implemented restructuring and cost optimization programs (see Note 3), as well as costs for environmental remediation at certain formerly owned locations. For the year ended December 31, 2013, these costs primarily represent certain environmental expenses related to the Company’s productivity savings programs, as well as other minor headcount reduction programs. For the year ended December 31, 2012, these costs primarily represent expenses to implement productivity savings programs to reduce the Company’s cost structure and align manufacturing capacity with current volume demands, as well as other minor headcount reduction programs.
Income Taxes—The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of the assets and liabilities.
Deferred tax balances are adjusted to reflect tax rates, based on current tax laws that will be in effect in the years in which temporary differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. For purposes of these financial statements, the international subsidiaries are treated as foreign subsidiaries of a domestic parent, the Company, for all periods presented. Income tax expense (benefit) for the Company as well as a rate reconciliation is provided in Note 15.
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
Derivative Financial Instruments—The Company periodically enters into forward exchange contracts or interest rate swaps to reduce its cash flow exposure to changes in foreign exchange rates or interest rates. The Company does not hold or issue derivative financial instruments for trading purposes. These instruments are not accounted for using hedge accounting, but are measured at fair value and recorded in the balance sheet as an asset or liability, depending upon the Company’s underlying rights or obligations. Changes in fair value are recognized in earnings (see Note 7).
Stock-Based Compensation—Stock-based compensation cost is measured at the grant date based on the fair value of the award which is amortized as expense over the requisite service period on a graded-vesting basis. The Company does not maintain any stock-based compensation plans; however, certain of the Company’s employees have been granted equity awards denominated in units of Hexion Holdings LLC, Hexion’s ultimate parent. The Company is allocated a share of the related compensation expense (see Note 4).
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
Corporate Overhead Allocations—In order to properly present the financial results of the Company on a stand-alone basis, corporate controlled expenses incurred by Hexion that are not reimbursed by the Company are allocated to the Company. The amounts are allocated on the basis of “Net sales.” Management believes that the amounts allocated in such a manner are reasonable and consistent. However, the amounts are not necessarily indicative of the costs that would have been incurred if the Company had operated independently (see Note 4).
Subsequent Events—The Company has evaluated events and transactions subsequent to December 31, 2014 through March 10, 2015, the date of issuance of its Consolidated Financial Statements.

Recently Issued Accounting Standards
Newly Issued Accounting Standards

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
Newly Adopted Accounting Standards
In November, 2014, the FASB issued Accounting Standards Board Update No. 2014-17: Business Combinations - Pushdown Accounting (“ASU 2014-17”). ASU 2014-17 provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. This new guidance became effective on November 18, 2014. The requirements of ASU 2014-17 did not have any impact on the Company’s financial statements.
3. Restructuring
2014 Restructuring Activities
In 2014, in response to an uncertain economic outlook, the Company initiated significant restructuring programs with the intent to optimize its cost structure and bring manufacturing capacity in line with demand. The Company estimates that these restructuring cost activities will occur over the next 18 to 24 months. As of December 31, 2014, the total costs expected to be incurred on restructuring activities are estimated at $14, consisting primarily of workforce reduction costs.
The following table summarizes restructuring information:

Restructuring costs expected to be incurred	$14
Cumulative restructuring costs incurred through December 31, 2014	$8

Accrued liability at December 31, 2013	$—
Restructuring charges	8
Payments	—
Accrued liability at December 31, 2014	$8
Workforce reduction costs primarily relate to non-voluntary employee termination benefits and are accounted for under the guidance for nonretirement postemployment benefits or as exit and disposal costs, as applicable. During the year ended December 31, 2014 charges of $8 were recorded in “Business realignment costs” in the Consolidated Statements of Operations. At December 31, 2014, the Company had accrued $8 for restructuring liabilities in “Other current liabilities” in the Consolidated Balance Sheets.

4. Related Party Transactions
Product Sales and Purchases
The Company sells finished goods and certain raw materials to Hexion and certain of its subsidiaries. Total sales were $239, $180 and $181 for the years ended December 31, 2014, 2013 and 2012, respectively. The Company also purchases raw materials and finished goods from Hexion and certain of its subsidiaries. Total purchases were $79, $68 and $92 for the years ended December 31, 2014, 2013 and 2012, respectively.
The Company sells products to certain Apollo affiliates and other related parties. These sales were $19, $12 and $11 for the years ended December 31, 2014, 2013 and 2012, respectively. Accounts receivable from these affiliates were $5 and $1 at December 31, 2014 and 2013, respectively. The Company also purchases raw materials and services from certain Apollo affiliates and other related parties. These purchases were $4, $11 and $18 for the years ended December 31, 2014, 2013 and 2012, respectively. The Company had accounts payable to these affiliates of $1 and less than $1 at December 31, 2014 and 2013, respectively.
Billed Allocated Expenses
Hexion incurs various administrative and operating costs on behalf of the Company that are reimbursed by the Company. These costs include engineering and technical support, purchasing, quality assurance, sales and customer service, information systems, research and development and certain administrative services. These service costs have been allocated to the Company generally based on sales or sales volumes and when determinable, based on the actual usage of resources. These costs were $40, $43 and $36 for the years ended December 31, 2014, 2013 and 2012, respectively, and are primarily included within “Selling, general and administrative expense” in the Consolidated Statements of Operations.
Hexion provides global services related to procurement to the Company. These types of services are a raw materials based charge as a result of the global services being primarily related to procurement. The Company’s expense relating to these services totaled $24, $23 and $31 for the years ended December 31, 2014, 2013 and 2012, respectively, and is classified in “Selling, general and administrative expense” in the Consolidated Statements of Operations.
The Company also has various technology and royalty agreements with Hexion. Charges under these agreements are based on revenue or profits generated. The Company’s total expense related to these agreements was $36, $33 and $45 for the years ended December 31, 2014, 2013 and 2012, respectively, and is classified in “Selling, general and administrative expense” in the Consolidated Statements of Operations.
In addition, Hexion maintains certain insurance policies that benefit the Company. Expenses related to these policies are allocated to the Company based upon sales, and were $4 for each of the years ended December 31, 2014, 2013 and 2012. These expenses are included in “Selling, general and administrative expense” in the Consolidated Statements of Operations.
Foreign Exchange Gain/Loss Agreement
In January 2011, the Company entered into a foreign exchange gain/loss guarantee agreement with Hexion whereby Hexion agreed to hold the Company neutral for any foreign exchange gains or losses incurred by the Company for statutory purposes associated with certain of its affiliated loans. The agreement was effective for all of 2011 and was renewed in each of 2012, 2013 and 2014. The Company recorded an unrealized gain (loss) of $101, $(32) and $(8) for the years ended December 31, 2014, 2013 and 2012, respectively, which has been recorded within “Other non-operating (income) expense, net” in the Consolidated Statements of Operations. In 2012, the Company contributed its outstanding net receivable of $5, related to the hedge agreement results from 2011 and renumeration amounts from 2010 and 2011, to Hexion as a return of capital, and is recorded in “Paid-in capital” in the Consolidated Statements of Deficit. During the year ended December 31, 2014, Hexion contributed its outstanding receivable of $41 related to the hedge agreement results and remuneration amounts from 2012 and 2013 to the Company as a capital contribution and permanent investment in the Company, which is recorded in “Paid-in-capital” in the Consolidated Balance Sheets.
Cash Pooling Agreement Guarantee
In March 2012, the Company entered into a guarantee agreement with Hexion whereby Hexion agreed to hold the Company neutral for any interest income or expense exposure incurred by the Company for statutory purposes associated with certain of its affiliated loans that were entered into under an internal cash management agreement. In connection with this agreement, the Company recorded expense of $4, $14 and $7 for the years ended December 31, 2014, 2013 and 2012, respectively, which has been recorded within “Other non-operating (income) expense, net” in the Consolidated Statements of Operations. During the year ended December 31, 2014, Hexion contributed its outstanding receivable of $21 related to the agreement to the Company as a capital contribution and permanent investment in the Company, which is recorded in “Paid-in-capital” in the Consolidated Balance Sheets.
Accounts Receivable Factoring Agreement Guarantee
In December 2013, the Company entered into a guarantee agreement with Hexion whereby Hexion agreed to hold the Company neutral for any foreign exchange or bad debt exposure incurred by the Company for statutory purposes associated with purchases and sales of accounts receivable under an internal accounts receivable purchase and sale agreement. In connection with this agreement, the Company recorded expense of $1 for both of the years ended December 31, 2014 and 2013, which has been recorded within “Other non-operating (income) expense, net” in the Consolidated Statements of Operations. During the year ended December 31, 2014, Hexion contributed its outstanding receivable of $1 related to the agreement to the Company as a capital contribution and permanent investment in the Company, which is recorded in “Paid-in-capital” in the Consolidated Balance Sheets.

Other Allocated Expenses
During the year ended December 31, 2013, Hexion allocated approximately $15 of expenses to the Company related to the Company’s estimated share of certain financing fees incurred by Hexion in conjunction with the refinancing transactions in 2013 (see Note 8). These amounts are included in “Other non-operating (income) expense, net” in the Consolidated Statements of Operations.
At December 31, 2014 and 2013, the Company had affiliated receivables of $190 and $88, respectively, and affiliated payables of $100 and $158, respectively, pertaining to all of the billed related party transactions described above.
Unbilled Allocated Corporate Controlled Expenses

In addition to direct charges, Hexion provides certain administrative services that are not reimbursed by the Company. These costs include corporate controlled expenses such as executive management, legal, health and safety, accounting, tax and credit, and have been allocated herein to the Company on the basis of “Net sales.” The charges also include allocated stock-based compensation expense of less than $1, $1 and $2 for the years ended December 31, 2014, 2013 and 2012, respectively, which is included in the Finance section of the table below. Management believes that the amounts are allocated in a manner that is reasonable and consistent, and that these allocations are necessary in order to properly depict the financial results of the Company on a stand-alone basis. However, the amounts are not necessarily indicative of the costs that would have been incurred if the Company had operated independently. These charges are included in “Selling, general and administrative expense” in the Consolidated Statements of Operations, with the offsetting credit recorded in “Paid-in capital.” There is no income tax provided on these amounts because they are not deductible for tax purposes.
The following table summarizes the corporate controlled expense allocations for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Executive group	$3	$2	$2
Environmental, health and safety services	2	1	1
Finance	6	6	6
Total	$11	$9	$9
See Note 9 for a description of the Company’s affiliated financing and investing activities.
Other Related Party Transactions

In March 2014, the Company entered into a ground lease with a Brazilian subsidiary of MPM to lease a portion of MPM’s manufacturing site in Itatiba, Brazil for purposes of constructing and operating an epoxy production facility. In conjunction with the ground lease, the Company also entered into a site services agreement whereby MPM’s subsidiary provides to the Company various services such as environmental, health and safety, security, maintenance and accounting, amongst others, to support the operation of this new facility. The Company paid less than $1 to MPM under this agreement for the year ended December 31, 2014.

In April 2014, the Company purchased 100% of the interests in MPM’s Canadian subsidiary for a purchase price of approximately $12. As a part of the transaction the Company also entered into a non-exclusive distribution agreement with a subsidiary of MPM, whereby the Company will act as a distributor of certain of MPM’s products in Canada. The agreement has a term of 10 years, and is cancelable by either party with 180 days’ notice. The Company is compensated for acting as distributor at a rate of 2% of the net selling price of the related products sold. Additionally, MPM is providing transitional services to the Company for a period of 6 months subsequent to the transaction date. During the year ended December 31, 2014, the Company purchased approximately $29 of products from MPM under this distribution agreement, and earned less than $1 from MPM as compensation for acting as distributor of the products. As of December 31, 2014, the Company had $2 of accounts payable to MPM related to the distribution agreement.

As both the Company and MPM shared a common ultimate parent at the time of the transaction, this purchase was accounted for as a transaction under common control as defined in the accounting guidance for business combinations, resulting in the Company recording the net assets of the acquired entity at carrying value. Additionally, the gain on the purchase of $3 was accounted for as a capital contribution, and is reflected as an addition to “Paid-in-Capital” in the Consolidated Balance Sheets. In addition, the Company has recasted its prior period financial statements on a combined basis to reflect the release of the valuation allowance related to the expected realization of deferred tax benefits attributable to MPM’s Canadian subsidiary during the year ended December 31, 2011. This retrospective adjustment to the Company’s Consolidated Financial Statements resulted in a $12 decrease in “Accumulated deficit” as of December 31, 2011.

5. Goodwill and Other Intangible Assets
The gross carrying amount and accumulated impairments of goodwill consist of the following as of December 31, 2014 and 2013:

2014				2013
Gross Carrying Amount	Accumulated Impairments	Accumulated Foreign Currency Translation	Net Book Value	Gross Carrying Amount	Accumulated Impairments	Accumulated Foreign Currency Translation	Net Book Value
$106	$(5)	$1	$102	$106	$(5)	$14	$115
The changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 are as follows:

Total
Goodwill balance at December 31, 2012	$113
Foreign currency translation	2
Goodwill balance at December 31, 2013	115
Foreign currency translation	(13)
Goodwill balance at December 31, 2014	$102
The Company’s intangible assets with identifiable useful lives consist of the following as of December 31, 2014 and 2013:

	2014				2013
	Gross Carrying Amount	Accumulated Impairments	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Impairments	Accumulated Amortization	Net Book Value
Patents and technology	$67	$—	$(44)	$23	$67	$—	$(36)	$31
Customer lists and contracts	78	(17)	(47)	14	78	(17)	(41)	20
Other	19	—	(6)	13	19	—	(3)	16
Total	$164	$(17)	$(97)	$50	$164	$(17)	$(80)	$67
The impact of foreign currency translation on intangible assets is included in accumulated amortization.
Total intangible amortization expense for the years ended December 31, 2014, 2013 and 2012 was $10, $11 and $10, respectively.
Estimated annual intangible amortization expense for 2015 through 2019 is as follows:

2015	$11
2016	9
2017	7
2018	5
2019	5
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

Recurring Fair Value Measurements
Following is a summary of assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
December 31, 2014
Derivative assets	$—	$98	$—	$98
December 31, 2013
Derivative liabilities	$—	$(39)	$—	$(39)
Level 2 derivative liabilities consist of derivative instruments transacted primarily in over-the-counter markets. There were no transfers between Level 1, Level 2 or Level 3 measurements during the years ended December 31, 2014 and 2013.
The Company calculates the fair value of its Level 2 derivative liabilities using standard pricing models with market-based inputs, adjusted for nonperformance risk. When its financial instruments are in a liability position, the Company evaluates its credit risk as a component of fair value. At December 31, 2014 and 2013, no adjustment was made by the Company to reduce its derivative liabilities for nonperformance risk.
When its financial instruments are in an asset position, the Company is exposed to credit loss in the event of nonperformance by other parties to these contracts and evaluates their credit risk as a component of fair value.
Non-recurring Fair Value Measurements
Following is a summary of losses as a result of the Company measuring assets at fair value on a non-recurring basis during the years ended December 31, 2014, 2013 and 2012, all of which were valued using Level 3 inputs.

	Year Ended December 31,
	2014	2013	2012
Long-lived assets held and used	$5	$111	$23
Long-lived assets held for disposal/abandonment	—	1	—
Total	$5	$112	$23
In 2014, as a result of the likelihood that certain long-lived assets would be disposed of before the end of their estimated useful lives resulting in lower future cash flows associated with these assets, the Company wrote down long-lived assets with a carrying value of $5 to fair value of $0, resulting in an impairment charge of $5.
In 2013, the Company significantly lowered its forecast of estimated earnings and cash flows for its epoxy business from those previously projected. This was due to sustained overcapacity in the epoxy resins market throughout 2013 and increased competition from Asian imports, which resulted in a significant decrease in earnings and cash flows in the epoxy business in the fourth quarter of 2013. Additionally, the Company expected continued overcapacity in the epoxy resins market. As a result, the Company wrote down long-lived assets with a carrying value of $207 to fair value of $103, resulting in an impairment charge of $104. These assets were valued by using a discounted cash flow analysis based on assumptions that market participants would use. Significant unobservable inputs in the discounted cash flow analysis included projected long-term future cash flows, projected growth rates and discount rates associated with these long-lived assets. Future projected long-term cash flows and growth rates were derived from models based upon forecasts prepared by the Company’s management. These projected cash flows were discounted using a rate of 14%.
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
Non-derivative Financial Instruments
The following table summarizes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
December 31, 2014
Non-affiliated debt	$106	$—	$103	$3	$106
December 31, 2013
Non-affiliated debt	$107	$—	$103	$4	$107
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
Foreign Exchange Gain/Loss Agreement
The Company entered into a foreign exchange gain/loss guarantee agreement in 2011 (which was renewed in each of 2012, 2013 and 2014) with Hexion whereby Hexion agreed to hold the Company neutral for any foreign exchange gains or losses incurred by the Company for income tax purposes associated with certain of its affiliated loans. This arrangement qualifies as a derivative and is recorded at fair value in the Consolidated Balance Sheets. The Company does not apply hedge accounting to this derivative instrument.
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
In December 2011, the Company entered into a three-year interest rate swap agreement with a notional amount of AUD $6, which became effective on January 3, 2012 and matured on December 5, 2014. The Company paid a fixed rate of 4.140% and received a variable rate based on the 3 month Australian Bank Bill Rate. The Company did not apply hedge accounting to this derivative instrument.

The following table summarizes the Company’s derivative financial instrument assets and liabilities as of December 31:

	2014				2013
Derivatives not designated as hedging instruments	Average Days to Maturity	Average Contract Rate	Notional Amount	Fair Value Asset (Liability)	Average Days to Maturity	Average Contract Rate	Notional Amount	Fair Value Asset (Liability)	Location of Derivative Asset (Liability)
Foreign Exchange Gain/Loss Agreement
Foreign exchange gain/loss agreement with affiliate	365	—	$815	$98	365	—	$681	$(39)	Accounts receivable from (payable to) affiliates
Foreign Exchange Rate Swaps
Brazil foreign exchange rate swaps - asset	—	—	4	—	—	—	7	—	Other current assets
Brazil foreign exchange rate swaps - liability	—	—	12	(1)	—	—	13	—	Other current liabilities
Interest Rate Swap
Australian dollar interest swap	—	—	—	—	339	—	6	—	Other current liabilities
Total				$97				$(39)
The following table summarizes gains and losses recognized on the Company’s derivative financial instruments, which are recorded in “Other non-operating (income) expense, net” in the Consolidated Statements of Operations:

Derivatives not designated as hedging instruments	Amount of Gain (Loss) Recognized in Income for the year ended December 31:
	2014	2013	2012
Foreign Exchange Gain/Loss Agreement
Foreign exchange gain/loss agreement with affiliate	$101	$(32)	$(8)
Foreign Exchange and Interest Rate Swap
Cross-Currency and Interest Rate Swap	—	—	—
Foreign Exchange Rate Swaps
Brazil foreign exchange rate swaps	(1)	—	—
Interest Rate Swap
Australian dollar interest swap	—	—	—
Total	$100	$(32)	$(8)
8. Non-Affiliated Debt and Lease Obligations
Non-affiliated debt outstanding at December 31, 2014 and 2013 is as follows:

	2014		2013
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
ABL Facility	$—	$—	$—	$—
Other Borrowings:
Australia Facility due 2017 at 5.1% and 4.8% at December 31, 2014 and 2013, respectively	36	4	—	35
Brazilian bank loans at 7.5% at December 31, 2014 and 2013	10	46	13	46
Capital leases and other	5	5	9	4
Total	$51	$55	$22	$85

ABL Facility
In March 2013 Hexion entered into a new $400 asset-based revolving loan facility, subject to a borrowing base (the “ABL Facility”). The ABL Facility replaced Hexion's senior secured credit facilities, which included a $171 revolving credit facility and a $47 synthetic letter of credit facility at the time of the termination of such facilities upon Hexion's entry into the ABL Facility. Certain of the Company's subsidiaries (Hexion B.V., Hexion Canada and certain Hexion UK subsidiaries) are eligible to obtain borrowings under the ABL Facility.
The ABL Facility has a five-year term unless, on the date that is 91 days prior to the scheduled maturity of Hexion’s 8.875% Senior Secured Notes due 2018, more than $50 aggregate principal amount of 8.875% Senior Secured Notes due 2018 is outstanding, in which case the ABL Facility will mature on such earlier date. Availability under the ABL Facility is $400, subject to a borrowing base based on a specified percentage of eligible accounts receivable and inventory. The ABL Facility bears interest on loans to the Company’s subsidiaries at a floating rate based on, at the Company's option, an adjusted LIBOR rate plus an initial applicable margin of 2.25% or an alternate base rate plus an initial applicable margin of 1.25%. From and after the date of delivery of Hexion's financial statements for the first fiscal quarter ended after the effective date of the ABL Facility, the applicable margin for such borrowings will be adjusted depending on the availability under the ABL Facility. As of December 31, 2014, the applicable margin for LIBOR rate loans was 2.00% and for alternate base rate loans was 1.00%. In addition to paying interest on outstanding principal under the ABL Facility, Hexion is required to pay a commitment fee to the lenders in respect of the unutilized commitments at an initial rate equal to 0.50% per annum, subject to adjustment depending on the usage. The ABL Facility does not have any financial maintenance covenants, other than a fixed charge coverage ratio of 1.0 to 1.0 that only applies if availability under the ABL Facility is less than the greater of (a) $40 and (b) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time. The fixed charge coverage ratio under the credit agreement governing the ABL Facility is generally defined as the ratio of (a) Adjusted EBITDA minus non-financed capital expenditures and cash taxes to (b) debt service plus cash interest expense plus certain restricted payments, each measured on a last twelve months, or LTM, basis. The ABL Facility is secured by, among other things, first-priority liens on most of the inventory and accounts receivable and related assets of Hexion, its domestic subsidiaries and certain of its foreign subsidiaries (including the Company and Hexion B.V., Hexion Canada and certain Hexion UK subsidiaries) (the “ABL Priority Collateral”), and by second-priority liens on certain collateral that generally includes most of Hexion’s, its domestic subsidiaries’ and certain of its foreign subsidiaries’ assets other than the ABL Priority Collateral, in each case subject to certain exceptions and permitted liens. Cross collateral guarantees exist whereby Hexion is a guarantor of the Company's borrowings under the ABL Facility, while the Company and certain of its subsidiaries guarantee certain obligations of Hexion and its subsidiaries. Events of default include the failure to pay principal and interest when due, a material breach of representation or warranty, covenant defaults, events of bankruptcy and a change of control. In addition, the ABL Facility of Hexion contains cross-acceleration and cross default provisions. Accordingly, events of default under certain other foreign debt agreements could result in certain of the Company's outstanding debt becoming immediately due and payable.
Available borrowings to the Company’s subsidiaries under the ABL Facility were $162 as of December 31, 2014, and there were no outstanding borrowings under the ABL Facility as of December 31, 2014.
Other Borrowings
The Company’s Australian Term Loan Facility has a variable interest rate equal to the 90 day Australian or New Zealand Bank Bill Rates plus an applicable margin. The agreement also provides access to a $10 revolving credit facility. There were no outstanding balances on the revolving credit facility at December 31, 2014 or 2013.
The Brazilian bank loans represent various bank loans, primarily for working capital purposes and to finance the construction of a new plant in 2010.
In addition to available borrowings under Hexion’s revolving credit facility, the Company has available borrowings under various international credit facilities. At December 31, 2014, under these international credit facilities the Company had $43 available to fund working capital needs and capital expenditures. While these facilities are primarily unsecured, portions of the lines are collateralized by equipment and cash and short term investments at December 31, 2014.
Hexion NSF (a subsidiary of CO-OP), along with Hexion U.S. Finance Corp (a subsidiary of Hexion), are co-issuers and obligors of $574 of 9.00% Second-Priority Senior Secured Notes due 2020, as well as $200 of 8.875% Senior Secured Notes due 2018. These notes are guaranteed by Hexion and certain of its subsidiaries, and are not reflected in the Company's Consolidated Financial Statements.

Aggregate maturities of debt and minimum annual rentals under operating leases at December 31, 2014, for the Company are as follows:

Year	Debt	Minimum Rentals Under Operating Leases	Minimum Payments Under Capital Leases
2015	$53	$9	$2
2016	11	8	1
2017	37	7	1
2018	1	6	—
2019	1	4	—
2020 and beyond	—	9	1
Total minimum payments	$103	$43	5
Less: Amount representing interest			(2)
Present value of minimum payments			$3
The Company’s operating leases consist primarily of vehicles, equipment, land and buildings. Rental expense under operating leases amounted to $8, $10 and $9 for the years ended December 31, 2014, 2013 and 2012, respectively.
9. Affiliated Financing
The following table summarizes the Company’s outstanding loans payable and loans receivable with affiliates as of December 31, 2014 and 2013, as well as the corresponding interest expense (income) for the years ended December 31, 2014 and 2013:

	2014			2013
	Long-Term	Due Within One Year	Interest Expense (Income)	Long-Term	Due Within One Year	Interest Expense (Income)
Affiliated debt payable:
Loan payable to Hexion due 2014 at 3.1% at December 31, 2013	$—	$—	$—	$—	$186	$6
Loan payable to Hexion due 2020 at 9.0% at December 31, 2014 and 2013	308	—	31	350	—	30
Loan payable to Hexion due 2020 at 10.0% at December 31, 2014 and 2013	119	—	14	166	—	16
Loan payable to Hexion due 2020 at 6.6% at December 31, 2014 and 2013	529	—	34	496	—	30
Loan payable to Hexion due 2015 at 2.0% at December 31, 2014	—	265	1	—	—	—
Other loans due to Hexion and affiliates at 5.5% and 3.6% at December 31, 2014 and 2013, respectively	52	11	11	144	98	6
Total affiliated debt payable	$1,008	$276	$91	$1,156	$284	$88

Affiliated debt receivable:
Loan receivable from Hexion due 2015 at 2.0% at December 31, 2013	$—	$—	$(1)	$132	$—	$(2)
Other loans due from Hexion and affiliates at 3.5% and 5.0% at December 31, 2014 and 2013, respectively	38	11	(2)	27	33	(3)
Total affiliated debt receivable	$38	$11	$(3)	$159	$33	$(5)
Affiliated Debt Payable
In 2011, for cash management purposes, the Company borrowed $88 from Hexion under an existing loan that bears interest at 3.545%. In 2012, this loan was amended to change the interest rate from 3.545% to 3.078% and extend the maturity date to May 2014. As of December 31, 2013 there was $186 outstanding under this loan. Interest expense related to this loan was $6 for the year ended December 31, 2013.
Hexion Canada had outstanding balances of CDN $102, or $102 (the “$102 Note”), at December 31, 2010 due to Hexion’s subsidiary, Hexion Nova Scotia Finance, ULC (“Hexion NSF”) related to the acquisition of certain international subsidiaries from Hexion. In conjunction with the issuance of this note, Hexion entered into a common share forward subscription agreement with Hexion Canada requiring Hexion to subscribe to shares of Hexion Canada stock (“Stock Subscription Agreement”). During the year ended December 31, 2011, approximately $49 of the $102 Note was assigned to Hexion to settle a payable between Hexion and Hexion NSF.

In conjunction with CO-OP’s acquisition of NBC Germany, CO-OP issued a note payable to Hexion Canada of €254, or $340, at December 31, 2010. In turn, Hexion Canada assigned this note to Hexion NSF in partial settlement of its note payable to Hexion NSF. This partial settlement triggered the requirement of Hexion to subscribe to shares in Hexion Canada under the Stock Subscription Agreement, which was subsequently waived by Hexion Canada. As of December 31, 2014 and 2013, $308 and $350, respectively, was outstanding under this loan. Interest expense related to this loan totaled $31 and $30 for the years ended December 31, 2014 and 2013, respectively.
In November 2010, in conjunction with Hexion NSF’s refinancing of its second priority senior secured fixed notes, the Company and Hexion NSF agreed to amend the interest rate from 10.8% to 10.0% and extend the maturity date to November 15, 2020. As consideration, Hexion NSF billed the Company $18 during the year ended December 31, 2010. The remaining portion of the $102 Note as well as the $18 due to Hexion NSF were converted to a non-interest bearing loan between Hexion Canada and Hexion NSF.
During 2012, Hexion contributed its ownership interest in Hexion NSF to Hexion Canada (see Note 13). In conjunction with the contribution transaction, the non-interest bearing loan between Hexion Canada and Hexion NSF was settled by means of the declaration of a $75 dividend from Hexion NSF to Hexion Canada. Both entities agreed to settle their existing obligations by way of set-off of the full amount of Hexion Canada’s indebtedness to Hexion NSF and Hexion NSF’s dividend payable obligation to Hexion Canada.
In 2012, the Company borrowed $98 from Hexion under a new loan that bears interest at 6.625% and matures in 2020. The proceeds of the loan were used to repay existing term loans maturing in May 2013 under Hexion’s amended senior secured credit facilities, as part of Hexion’s refinancing transactions in 2012. In 2013, the Company borrowed an additional $370 under this loan, the proceeds of which were used to repay existing term loans maturing in May 2015 under Hexion’s amended senior secured credit facilities, as part of Hexion’s refinancing transactions in 2013. As of December 31, 2014 and 2013, there was $529 and $496, respectively, outstanding under this loan. Interest expense related to this loan was $35 and $30 during the years ended December 31, 2014 and 2013, respectively.
In 2014, for cash management purposes, the Company borrowed $265 from Hexion under a new loan that bears interest at 2.0%. Interest expense related to this loan was $1 during the year ended December 31, 2014.
The total outstanding loans payable balances are included in “Affiliated debt payable within one year” and “Affiliated long-term debt” in the Consolidated Balance Sheets.
Affiliated Debt Receivable
In 2011, in conjunction with the sale of the IAR Business, a loan of $139 was made to Hexion under a new note that bore interest at 3.26% and matured in January 2013. Upon maturity, the loan principal was rolled into a new loan that bears interest at 2.0% and matures in January 2015. During the year ended December 31, 2014, approximately $80 was repaid to the Company under this loan, with the remaining $59 being assigned to another subsidiary of the Company to settle an outstanding payable balance with Hexion. As of December 31, 2013 there was $132 outstanding under this loan, which was classified as a reduction of equity as of December 31, 2013 in the Condensed Consolidated Balance Sheet. Interest income related to this loan was $1 and $2 for the years ended December 31, 2014 and 2013, respectively.
Balance Sheet Classification
Of the outstanding loans receivable as of December 31, 2014 and 2013, $1 and $140, respectively, represent amounts receivable from Hexion that are not expected to be repaid for the foreseeable future. As Hexion is the Company’s parent, these amounts have been recorded as a reduction of equity in the Consolidated Balance Sheets.
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

Indemnities related to the pre-closing operations of sold assets normally do not represent additional liabilities to the Company, but simply serve to protect the buyer from potential liability associated with the Company’s existing obligations at the time of sale. As with any liability, the Company has accrued for those pre-closing obligations that it considers probable and reasonably estimable. The amounts recorded at December 31, 2014 and 2013 are not significant.
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
Environmental Institution of Paraná IAP—On August 10, 2005, the Environmental Institute of Paraná (IAP), an environmental agency in the State of Paraná, provided Hexion Quimica Industria, the Company’s Brazilian subsidiary, with notice of an environmental assessment in the amount of 12 Brazilian reais. The assessment related to alleged environmental damages to the Paranagua Bay caused in November 2004 from an explosion on a shipping vessel carrying methanol purchased by the Company. The investigations performed by the public authorities have not identified any actions of the Company that contributed to or caused the accident. The Company responded to the assessment by filing a request to have it cancelled and by obtaining an injunction precluding execution of the assessment pending adjudication of the issue. In November 2010, the Court denied the Company’s request to cancel the assessment and lifted the injunction that had been issued. The Company responded to the ruling by filing an appeal in the State of Paraná Court of Appeals. In March 2012, the Company was informed that the Court of Appeals had denied the Company’s appeal, and on June 4, 2012 the Company filed appeals to the Superior Court of Justice and the Supreme Court of Brazil. The Company continues to believe it has strong defenses against the validity of the assessment, and does not believe that a loss is probable. At December 31, 2014, the amount of the assessment, including tax, penalties, monetary correction and interest, is 37 Brazilian reais, or approximately $14.
The following table summarizes all probable environmental remediation, indemnification and restoration liabilities, including related legal expenses, at December 31, 2014 and 2013.

	Number of Sites		Liability		2014 Range of Reasonably Possible Costs
Site Description	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013	Low	High
Currently-owned	9	9	$5	$5	$3	$10
Formerly-owned:
Remediation	2	1	—	—	—	1
Monitoring only	1	1	—	—	—	1
Total	12	11	$5	$5	$3	$12
These amounts include estimates for unasserted claims that the Company believes are probable of loss and reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of a range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. At December 31, 2014 and 2013, $1 and $5, respectively, has been included in “Other current liabilities” in the Consolidated Balance Sheets with the remaining amount included in “Other long-term liabilities.”
At six of these locations, the Company is conducting environmental remediation and restoration under business realignment programs due to closure of the sites. A portion of this remediation is being performed by the Company on a voluntary basis; therefore, the Company has greater control over the costs to be incurred and the timing of cash flows. The Company anticipates the amounts under these reserves will be paid within the next five years.

Non-Environmental Legal Matters
The Company is involved in various product liability, commercial and employment litigation, personal injury, property damage and other legal proceedings that are considered to be in the ordinary course of business. The Company has reserves of $3 and $2 at December 31, 2014 and 2013, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable. The following legal claim are not in the ordinary course of business:
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

Year	Minimum Annual Purchase Commitments
2015	$94
2016	89
2017	49
2018	41
2019	41
2020 and beyond	147
Total minimum payments	461
Less: Amount representing interest	(47)
Present value of minimum payments	$414

12. Pension and Non-Pension Postretirement Benefit Plans
Certain of the Company’s subsidiaries sponsor defined benefit pension plans covering certain associates primarily in Canada, Netherlands, Germany, Brazil, France, Belgium and Malaysia. Depending on the plan, benefits are based on eligible compensation and/or years of credited service. The Company also sponsors defined contribution plans in some locations. Non-pension postretirement benefit plans are also provided to associates in Canada, Brazil and to certain associates in the Netherlands. The Canadian plan provides retirees and their dependents with medical and life insurance benefits, which are supplemental benefits to the respective provincial healthcare plan in Canada. The Brazilian plan became effective in 2012 as a result of a change in certain regulations, and provides retirees with access to medical benefits, with the retiree being responsible for 100% of the premiums. In 2014, the plan was amended such that 100% of the premiums of active employees are paid by the Company. The Netherlands’ plan provides a lump sum payment at retirement.
The following table presents the change in benefit obligation, change in plan assets and components of funded status for the Company’s defined benefit pension and non-pension postretirement benefit plans for the years ended December 31:

	Pension Benefits		Postretirement Benefits
	2014	2013	2014	2013
Change in Benefit Obligation
Benefit obligation at beginning of year	$470	$484	$12	$9
Service cost	14	14	—	1
Interest cost	17	18	1	1
Actuarial losses (gains)	142	(51)	1	(3)
Foreign currency exchange rate changes	(68)	20	(1)	(2)
Benefits paid	(10)	(10)	(1)	—
Plan amendments	(2)	(6)	(1)	6
Employee contributions	1	1	—	—
Benefit obligation at end of year	564	470	11	12
Change in Plan Assets
Fair value of plan assets at beginning of year	299	278	1	1
Actual return on plan assets	83	3	—	—
Foreign currency exchange rate changes	(45)	12	—	—
Employer contributions	23	15	—	—
Benefits paid	(10)	(10)	(1)	—
Employee contributions	1	1	—	—
Fair value of plan assets at end of year	351	299	—	1
Funded status of the plan at end of year	$(213)	$(171)	$(11)	$(11)

The foreign currency impact reflected in these rollforward tables are primarily for changes in the euro and Canadian dollar versus the U.S. dollar.

	Pension Benefits		Postretirement Benefits
	2014	2013	2014	2013
Amounts recognized in the Consolidated Balance Sheets at December 31 consist of:
Noncurrent assets	$—	$7	$—	$—
Other current liabilities	(5)	(5)	—	—
Long-term pension obligations	(208)	(173)	(11)	(11)
Accumulated other comprehensive loss	129	59	2	2
Net amounts recognized	$(84)	$(112)	$(9)	$(9)
Amounts recognized in Accumulated other comprehensive loss at December 31 consist of:
Net actuarial loss (gain)	$140	$66	$(1)	$(2)
Net prior service (benefit) cost	(5)	(3)	4	6
Deferred income taxes	(6)	(4)	(1)	(2)
Net amounts recognized	$129	$59	$2	$2
Accumulated benefit obligation	$518	$436
Accumulated benefit obligation for funded plans	342	270
Pension plans with underfunded or non-funded accumulated benefit obligations at December 31:
Aggregate projected benefit obligation	$215	$189
Aggregate accumulated benefit obligation	201	181
Aggregate fair value of plan assets	23	13
Pension plans with projected benefit obligations in excess of plan assets at December 31:
Aggregate projected benefit obligation	$563	$199
Aggregate fair value of plan assets	351	21
The net amounts recognized in accumulated other comprehensive loss relating to the Non-U.S. pension plans increased by approximately $70, net of tax, due to net unrecognized actuarial losses of $75, net of tax, as a result of the decrease in the discount rate at December 31, 2014, partially offset by favorable asset experience. This increase was partially offset by amortization of actuarial losses of $3 and prior service cost of $2. A portion of the net actuarial loss also relates to the adoption of new mortality tables.

Following are the components of net pension and postretirement expense recognized for the years ended December 31:

	Pension Benefits			Postretirement benefits
	2014	2013	2012	2014	2013	2012
Service cost	$14	$14	$8	$—	$1	$1
Interest cost on projected benefit obligation	17	18	17	1	1	—
Expected return on assets	(14)	(12)	(13)	—	—	—
Amortization of prior service cost	—	1	1	—	—	—
Amortization of net losses (gains)	3	10	—	—	—	(1)
Net expense	$20	$31	$13	$1	$2	$—
The following amounts were recognized in “Accumulated other comprehensive loss” during the year ended December 31, 2014:

	Pension Benefits	Postretirement Benefits	Total
Net actuarial losses arising during the year	$77	$1	$78
Prior service benefit from plan amendments	(2)	(2)	(4)
Amortization of net losses	(3)	—	(3)
Loss recognized in accumulated other comprehensive loss	72	(1)	71
Deferred income taxes	(2)	—	(2)
Loss recognized in accumulated other comprehensive loss, net of tax	$70	$(1)	$69
The amounts in “Accumulated other comprehensive loss” that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows:

	Pension Benefits	Postretirement Benefits	Total
Net actuarial loss	$13	$—	$13

Determination of actuarial assumptions
The Company’s actuarial assumptions are determined separately for each plan, taking into account the demographics of the population, the target asset allocations for funded plans, regional economic trends, statutory requirements and other factors that could impact the benefit obligation and plan assets. For the European plans, most assumptions are set by country, as the plans within these countries have similar demographics, and are impacted by the same regional economic trends and statutory requirements.
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
The weighted average rates used to determine the benefit obligations were as follows at December 31:

	Pension Benefits		Postretirement Benefits
	2014	2013	2014	2013
Discount rate	2.2%	3.6%	6.1%	7.2%
Rate of increase in future compensation levels	3.0%	3.0%	—	—
The weighted average assumed health care cost trend rates are as follows at December 31:
Health care cost trend rate assumed for next year	—	—	6.3%	6.3%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	—	—	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	—	—	2030	2030

The weighted average rates used to determine net periodic pension and postretirement expense were as follows for the years ended December 31:

	Pension Benefits			Postretirement Benefits
	2014	2013	2012	2014	2013	2012
Discount rate	3.6%	3.5%	5.6%	7.2%	4.3%	5.4%
Rate of increase in future compensation levels	3.0%	3.0%	3.3%	—	—	—
Expected long-term rate of return on plan assets	4.8%	4.8%	5.8%	—	—	—
A one-percentage-point change in the assumed health care cost trend rates would change the projected benefit obligation for postretirement benefits by $2 and service cost and interest cost by a negligible amount.
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

	Actual		Target
	2014	2013	2015
Weighted average allocations of pension plan assets at December 31:
Equity securities	19%	22%	21%
Debt securities	79%	75%	79%
Cash, short-term investments and other	2%	3%	—%
Total	100%	100%	100%
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

The following table presents pension plan investments measured at fair value on a recurring basis as of December 31, 2014 and 2013:

	Fair Value Measurements Using
	2014				2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total
Other international equity(a)	$—	$68	$—	$68	$—	$66	$—	$66
Debt securities/fixed income(a)(b)	—	275	—	275	—	225	—	225
Pooled insurance products with fixed income guarantee(a)	—	8	—	8	—	8	—	8
Total	$—	$351	$—	$351	$—	$299	$—	$299

(a)	Level 2 equity securities are primarily in pooled asset and mutual funds and are valued based on underlying net asset value multiplied by the number of shares held.

(b)
Level 2 fixed income securities are valued using a market approach that includes various valuation techniques and sources, primarily using matrix/market corroborated pricing based on observable inputs including yield curves and indices.

Projections of Plan Contributions and Benefit Payments
The Company expects to make contributions totaling $11 to its defined benefit pension plans in 2015.
Estimated future plan benefit payments as of December 31, 2014 are as follows:

	Pension Benefits	Postretirement Benefits
2015	$10	$—
2016	11	—
2017	13	—
2018	14	—
2019	15	—
2020-2024	95	2

Defined Contribution and Other Plans
The Company sponsors a number of defined contribution plans for its associates in various countries. For most plans, employee contributions are voluntary, and the Company provides contributions ranging from 2% to 10%. Total charges to operations for matching contributions under these plans were $2, $3 and $3 for the years ended December 31, 2014, 2013 and 2012, respectively.
The Company’s German subsidiaries offer a government subsidized early retirement program to eligible associates called an Altersteilzeit Plan. The German government provides a subsidy in certain cases where the participant is replaced with a qualifying candidate. This subsidy has been discontinued for associates electing participation in the program after December 31, 2009. The Company had liabilities for these arrangements of $2 and $4 at December 31, 2014 and 2013, respectively. The Company incurred expense for these plans of $1 for each of the years ended December 31, 2014, 2013 and 2012.
Also included in the Consolidated Balance Sheets at both December 31, 2014 and 2013 are other post-employment benefit obligations primarily relating to liabilities for jubilee benefit plans offered to certain European associates of $4.
13. Deficit
Shareholder’s deficit reflects the common equity of the Company with all of the common equity of its subsidiaries eliminated as of December 31, 2014 and 2013.
In 2014, Hexion contributed its outstanding net receivable of $63 related to the results of various intercompany guarantee agreements as a contribution of capital to the Company (see Note 4), which is reflected as an increase to “Paid-in capital” in the Consolidated Statements of Deficit.
In 2013, the Company made a return of capital to Hexion of $48, which is reflected as a reduction to “Paid-in capital” in the Consolidated Statements of Deficit.
In 2012, Hexion contributed its ownership interest in Hexion NSF to Hexion Canada to the Company. As both Hexion NSF and Hexion Canada are considered entities under the common control of Hexion, the contribution was recorded at historical cost. This contribution resulted in a $9 increase to “Paid-in capital),” a $125 increase to “Accumulated other comprehensive loss” and a $67 decrease to “Accumulated deficit” in the Consolidated Statements of Deficit, which represents the historical cost basis of Hexion NSF’s equity balances at the time of its contribution to Hexion Canada.
In 2012, the Company contributed its outstanding net receivable of $5 related to the 2011 results of the foreign exchange gain/loss guarantee with Hexion as a return of capital, and is reflected as a reduction to “Paid-in capital” in the Consolidated Statements of Deficit.
14. Changes in Accumulated Other Comprehensive Loss
Following is a summary of changes in “Accumulated other comprehensive loss” for the years ended December 31, 2014 and 2013:

	Year Ended December 31, 2014			Year Ended December 31, 2013
	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$(60)	$39	$(21)	$(103)	$41	$(62)
Other comprehensive (loss) income before reclassifications, net of tax	(72)	(56)	(128)	32	(2)	30
Amounts reclassified from Accumulated other comprehensive loss, net of tax	3	—	3	11	—	11
Net other comprehensive (loss) income	(69)	(56)	(125)	43	(2)	41
Ending balance	$(129)	$(17)	$(146)	$(60)	$39	$(21)

Amount Reclassified From Accumulated Other Comprehensive Loss	Amount Reclassified From Accumulated Other Comprehensive Loss for the Year Ended December 31:		Location of Reclassified Amount in Income
	2014	2013
Amortization of defined benefit pension and other postretirement benefit items:
Prior service costs	$—	$1	(1)
Actuarial losses	3	10	(1)
Total before income tax	3	11
Income tax benefit	—	—	Income tax expense (benefit)
Total	$3	$11

(1)	These accumulated other comprehensive income components are included in the computation of net pension and postretirement benefit expense (see Note 12).
15. Income Taxes
Income tax expense (benefit) for the Company for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Current:
Federal	$—	$(5)	$(8)
Foreign	18	26	18
Total current	18	21	10
Deferred:
Federal	—	(14)	(55)
Foreign	—	(4)	—
Total deferred	—	(18)	(55)
Income tax expense (benefit)	$18	$3	$(45)
A reconciliation of the Company’s combined differences between income taxes computed at the Dutch federal statutory tax rate of 25.0% and provisions for income taxes for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Income taxes computed at federal statutory tax rate	$13	$(66)	$(35)
Foreign rate differentials	(5)	(14)	(5)
Losses and other expenses not deductible for tax	(2)	2	4
Increase in the taxes due to changes in valuation allowance	9	122	15
Additional tax expense (benefit) on foreign unrepatriated earnings	—	1	(33)
Additional expense (benefit) for uncertain tax positions	3	(26)	13
Changes in enacted tax rates	—	(1)	—
Tax recognized in other comprehensive income	—	(15)	—
Adjustment of prior estimates and other	—	—	(4)
Income tax expense (benefit)	$18	$3	$(45)
The domestic and foreign components of the Company’s income (loss) before income taxes for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Domestic	$(16)	$(305)	$(153)
Foreign	69	41	12
Total	$53	$(264)	$(141)

The tax effects of the Company’s significant temporary differences and net operating loss and credit carryforwards which comprise the deferred tax assets and liabilities at December 31, 2014 and 2013, are as follows:

	2014	2013
Assets:
Non-pension post-employment	$3	$3
Accrued and other expenses	12	2
Property, plant and equipment	3	2
Intangibles	8	9
Net operating loss and credit carryforwards	151	156
Pension liabilities	39	27
Gross deferred tax assets	216	199
Valuation allowance	(171)	(144)
Net deferred tax asset	45	55
Liabilities:
Property, plant and equipment	(19)	(23)
Pension assets	—	(5)
Intangibles	(9)	(12)
Gross deferred tax liabilities	(28)	(40)
Net deferred tax asset	$17	$15
The following table summarizes the presentation of the Company’s net deferred tax asset in the Consolidated Balance Sheets at December 31, 2014 and 2013:

Assets:	2014	2013
Current deferred income taxes (Other current assets)	$6	$5
Long-term deferred income taxes (Other long-term assets)	20	21
Liabilities:
Long-term deferred income taxes	(9)	(11)
Net deferred tax asset	$17	$15
The Company’s deferred tax assets primarily include domestic and foreign net operating loss carryforwards and disallowed interest carryforwards. As of December 31, 2014, the domestic net operating loss carryforwards available are $354, which expire beginning in 2016. A valuation allowance of $89 has been provided against a portion of these attributes. The foreign net operating loss carryforwards and disallowed interest carryforwards available are $215, related primarily to Germany. These tax attributes have an unlimited carryover and do not expire. A valuation allowance of $83 has been provided against these foreign tax attributes.
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
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2014	2013
Balance at beginning of year	$52	$81
Additions based on tax positions related to the current year	7	6
Additions for tax positions of prior years	1	1
Reductions for tax positions of prior years	(2)	(38)
Lapse of statue of limitations	(5)	—
Foreign currency translation	(5)	2
Balance at end of year	$48	$52

During the year ended December 31, 2014, the Company decreased the amount of its unrecognized tax benefits, including its accrual for interest and penalties by $3, primarily as a result of a release of unrecognized tax benefits from negotiations with foreign jurisdictions, offset by increases in the unrecognized tax benefit for various intercompany transactions. During the years ended December 31, 2014, 2013 and 2012, the Company recognized approximately $1, $5 and $0, respectively, in interest and penalties. The Company had approximately $5 accrued for the payment of interest and penalties at both December 31, 2014 and 2013.
$48 of unrecognized tax benefits, if recognized, would affect the effective tax rate; however, a portion of the unrecognized tax benefit would be in the form of a net operating loss carryforward, which would be subject to a full valuation allowance. The Company anticipates recognizing less than $1 of the total amount of the unrecognized tax benefits within the next 12 months as a result of negotiations with foreign jurisdictions and completion of audit examinations.

Independent Auditor’s Report

To the Board of Managers and Shareholders of
Hexion International Holdings Cooperatief U.A.

We have audited the accompanying consolidated financial statements of Hexion International Holdings Cooperatief U.A. and its subsidiaries (the Company), which comprise the consolidated balance sheets as of December 31, 2014 and December 31, 2013, and the related consolidated statements of operations, deficit, comprehensive loss and cash flows for the three years then ended.

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

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for the three years then ended in accordance with accounting principles generally accepted in the United States of America.

Emphasis of Matter

As discussed in Note 4 to the financial statements, the Company has entered into significant transactions with Hexion Inc., a related party. Our opinion is not modified with respect to this matter.

/s/ PricewaterhouseCoopers LLP
Columbus, Ohio
March 10, 2015