Form 10-Q
period 2015-03-31
HEXION INC.
filed 2015-05-13
CIK 13239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 1-71

  HEXION INC.
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
Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on May 1, 2015: 82,556,847

HEXION INC.

HEXION INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions, except share data)	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $15 and $16, respectively)	$167	$172
Short-term investments	2	7
Accounts receivable (net of allowance for doubtful accounts of $14)	601	591
Inventories:
Finished and in-process goods	283	290
Raw materials and supplies	102	110
Other current assets	62	73
Total current assets	1,217	1,243
Investment in unconsolidated entities	42	48
Deferred income taxes	15	18
Other long-term assets	104	110
Property and equipment:
Land	85	89
Buildings	288	302
Machinery and equipment	2,318	2,419
	2,691	2,810
Less accumulated depreciation	(1,685)	(1,755)
	1,006	1,055
Goodwill	114	119
Other intangible assets, net	75	81
Total assets	$2,573	$2,674
Liabilities and Deficit
Current liabilities:
Accounts payable	$430	$426
Debt payable within one year	93	99
Interest payable	90	82
Income taxes payable	29	12
Accrued payroll and incentive compensation	80	67
Other current liabilities	121	135
Total current liabilities	843	821
Long-term liabilities:
Long-term debt	3,735	3,735
Long-term pension and post employment benefit obligations	253	278
Deferred income taxes	17	19
Other long-term liabilities	171	171
Total liabilities	5,019	5,024
Commitments and contingencies (See Note 7)
Deficit
Common stock—$0.01 par value; 300,000,000 shares authorized, 170,605,906 issued and 82,556,847 outstanding at March 31, 2015 and December 31, 2014	1	1
Paid-in capital	526	526
Treasury stock, at cost—88,049,059 shares	(296)	(296)
Accumulated other comprehensive income	11	73
Accumulated deficit	(2,686)	(2,652)
Total Hexion Inc. shareholder’s deficit	(2,444)	(2,348)
Noncontrolling interest	(2)	(2)
Total deficit	(2,446)	(2,350)
Total liabilities and deficit	$2,573	$2,674
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
(In millions)	2015	2014
Net sales	$1,079	$1,293
Cost of sales	923	1,126
Gross profit	156	167
Selling, general and administrative expense	82	94
Business realignment costs	3	6
Other operating expense, net	8	4
Operating income	63	63
Interest expense, net	77	77
Other non-operating (income) expense, net	(3)	2
Loss before income tax and earnings from unconsolidated entities	(11)	(16)
Income tax expense	26	6
Loss before earnings from unconsolidated entities	(37)	(22)
Earnings from unconsolidated entities, net of taxes	3	4
Net loss	$(34)	$(18)
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended March 31,
(In millions)	2015	2014
Net loss	$(34)	$(18)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(62)	3
Other comprehensive (loss) income	(62)	3
Comprehensive loss	$(96)	$(15)
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(In millions)	2015	2014
Cash flows provided by (used in) operating activities
Net loss	$(34)	$(18)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	34	35
Deferred tax benefit	(7)	(1)
Unrealized foreign currency losses	1	4
Other non-cash adjustments	1	—
Net change in assets and liabilities:
Accounts receivable	(41)	(125)
Inventories	(9)	(89)
Accounts payable	29	86
Income taxes payable	17	(2)
Other assets, current and non-current	9	9
Other liabilities, current and long-term	35	(1)
Net cash provided by (used in) operating activities	35	(102)
Cash flows used in investing activities
Capital expenditures	(40)	(34)
Purchase of businesses	—	(52)
Proceeds from the sale of investments, net	4	3
Net cash used in investing activities	(36)	(83)
Cash flows provided by financing activities
Net short-term debt (repayments) borrowings	(3)	8
Borrowings of long-term debt	119	—
Repayments of long-term debt	(114)	(3)
Net cash provided by financing activities	2	5
Effect of exchange rates on cash and cash equivalents	(5)	(2)
Decrease in cash and cash equivalents	(4)	(182)
Cash and cash equivalents (unrestricted) at beginning of period	156	379
Cash and cash equivalents (unrestricted) at end of period	$152	$197
Supplemental disclosures of cash flow information
Cash paid for:
Interest, net	$67	$66
Income taxes paid, net	4	13
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENT OF DEFICIT (Unaudited)

(In millions)	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Hexion Inc. Deficit	Noncontrolling Interest	Total
Balance at December 31, 2014	$1	$526	$(296)	$73	$(2,652)	$(2,348)	$(2)	$(2,350)
Net loss	—	—	—	—	(34)	(34)	—	(34)
Other comprehensive loss	—	—	—	(62)	—	(62)	—	(62)
Balance at March 31, 2015	$1	$526	$(296)	$11	$(2,686)	$(2,444)	$(2)	$(2,446)

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In millions, except share data)
1. Background and Basis of Presentation
Based in Columbus, Ohio, Hexion Inc. (which may be referred to as “Hexion” or the “Company”) serves global industrial markets through a broad range of thermoset technologies, specialty products and technical support for customers in a diverse range of applications and industries. The Company’s business is organized based on the products offered and the markets served. At March 31, 2015, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins.
The Company’s direct parent is Hexion LLC, a holding company and wholly owned subsidiary of Hexion Holdings LLC (“Hexion Holdings”), the ultimate parent entity of Hexion. Hexion Holdings is controlled by investment funds managed by affiliates of Apollo Management Holdings, L.P. (together with Apollo Global Management, LLC and its subsidiaries, “Apollo”). Apollo may also be referred to as the Company’s owner.
The unaudited Condensed Consolidated Financial Statements include the accounts of the Company, its majority-owned subsidiaries in which minority shareholders hold no substantive participating rights and variable interest entities in which the Company is the primary beneficiary. Intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair statement have been included. Results for the interim periods are not necessarily indicative of results for the entire year.
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
Change in Accounting Policy—The Company has elected to change its accounting policies related to the recognition of gains and losses for pension and other non-pension postretirement benefit plans (“OPEB”) to a more preferable policy under U.S. GAAP. Specifically, such gains and losses historically recognized as a component of “Other comprehensive income (loss)”, and amortized into net income (loss) in future periods, will be recognized in earnings in the period in which they occur. In addition, the Company has changed its policy for recognizing expected returns on plan assets from a market-related value method (based on a five-year smoothing of asset returns), to a fair value method.
Under the new policies, upon the Company’s annual remeasurement of its pension and OPEB plans in the fourth quarter, or on an interim basis as triggering events warrant remeasurement, the Company will immediately recognize gains and losses as a mark-to-market (“MTM”) gain or loss through earnings. As such, under the new policies, the Company’s net periodic pension and OPEB expense recognized on a quarterly basis will consist of i) service cost, interest cost, expected return on plan assets, amortization of prior service cost/credits and ii) MTM adjustments recognized annually in the fourth quarter upon remeasurement of pension and OPEB liabilities or when triggering events warrant remeasurement. The Company believes that these changes are preferable as they provide greater transparency of the Company’s economic obligations in accounting results and better alignment with fair value accounting principles by recognizing the effects of economic and interest rate changes on pension and OPEB assets and liabilities in the year in which the gains and losses are incurred.
The impact of these pension and OPEB accounting policy changes was applied through retrospective application of the new policies to all periods presented. Accordingly, all relevant information as of, and for the three months ended, March 31, 2015 and all prior periods has been adjusted to reflect the application of the changes. As of January 1, 2015, the cumulative effect of these changes was a $229 increase to “Accumulated deficit”, a $232 decrease to “Accumulated other comprehensive loss”, a $2 increase to “Finished and in-process goods” and a $1 increase to “Noncontrolling interest” in the unaudited Condensed Consolidated Balance Sheets. The effects of the aforementioned accounting policy changes to the unaudited Condensed Consolidated Financial Statements are as follows:

	Previous Accounting Method	Effect of Accounting Change	As Reported
Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2015:
Selling, general and administrative expense	$85	$(3)	$82
Income tax expense	27	(1)	$26
Net loss	(37)	3	(34)
Unaudited Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2015:
Net loss	$(37)	$3	$(34)
Changes in inventories	(11)	2	(9)
Net changes in other liabilities, current and long-term	40	(5)	35
Unaudited Condensed Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2015:
Net loss	$(37)	$3	$(34)
Gain recognized from pension and postretirement benefits	5	(5)	—
Comprehensive loss	(94)	(2)	(96)

	As Previously Reported	Effect of Accounting Change	As Adjusted
Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2014:
Cost of sales	$1,129	$(3)	$1,126
Selling, general and administrative expense	96	(2)	94
Income tax expense	10	(4)	6
Net loss	(27)	9	(18)
Unaudited Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2014:
Net loss	$(27)	$9	$(18)
Changes in inventories	(87)	(2)	(89)
Changes in income taxes payable	1	(3)	(2)
Net changes in other liabilities, current and long-term	3	(4)	(1)
Unaudited Condensed Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2014:
Net loss	$(27)	$9	$(18)
Gain recognized from pension and postretirement benefits	3	(3)	—
Comprehensive loss	(21)	6	(15)
Footnotes to the unaudited Condensed Consolidated Financial Statements herein have been adjusted to reflect the impact of these changes accordingly.
Subsequent Events—The Company has evaluated events and transactions subsequent to March 31, 2015 through May 13, 2015, the date of issuance of its unaudited Condensed Consolidated Financial Statements.
Recently Issued Accounting Standards
In May, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Board Update No. 2014-09: Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes the existing revenue recognition guidance and most industry-specific guidance applicable to revenue recognition. According to the new guidance, an entity will apply a principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The tentative revised effective date for ASU 2014-09 is for annual and interim periods beginning on or after December 15, 2017, and early adoption will be permitted. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in ASU 2014-09. The Company is currently assessing the potential impact of ASU 2014-09 on its financial statements.

In January 2015, the FASB issued Accounting Standards Board Update No. 2015-01:  Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). ASU 2015-01 eliminates from U.S. GAAP the concept of  extraordinary items and removes the requirement to present extraordinary items separately on the income statement, net of tax. The guidance is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period. The requirements of ASU 2015-01 are not expected to have a significant impact on the Company’s financial statements.

In February 2015, the FASB issued Accounting Standards Board Update No. 2015-02: Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 amends the existing consolidation guidance related to (i) limited partnerships and similar legal entities, (ii) the evaluation of fees paid to a decision maker or a service provider as variable interest, (iii) the effect of fee arrangements on the primary beneficiary determination, and (iv) the effect of related parties on the primary beneficiary determination. ASU 2015-02 simplifies the existing guidance by reducing the number of consolidation models from four to two, reducing the extent to which related party arrangements cause an entity to be considered a primary beneficiary, and placing more emphasis on the risk of loss when determining a controlling financial interest. The guidance is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period. The requirements of ASU 2015-02 are not expected to have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued Accounting Standards Board Update No. 2015-03: Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, and also requires that the amortization of such costs be reported as interest expense. The guidance is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period, and early adoption is permitted. The Company is currently assessing the potential impact of ASU 2015-03 on its financial statements.
3. Restructuring and Cost Reduction Programs
In 2014, in response to an uncertain economic outlook, the Company initiated significant restructuring and cost reduction programs with the intent to optimize its cost structure and bring manufacturing capacity in line with demand. The Company estimates that these activities will occur over the next 18 to 24 months. As of March 31, 2015 the total costs expected to be incurred on restructuring and cost reduction activities are estimated at $19, consisting primarily of workforce reduction costs.
The following table summarizes restructuring and cost reduction information:

Restructuring costs expected to be incurred	$19
Cumulative restructuring costs incurred through March 31, 2015	$14

Accrued liability at December 31, 2014	$12
Restructuring charges	1
Payments	(2)
Accrued liability at March 31, 2015	$11
Workforce reduction costs primarily relate to non-voluntary employee termination benefits and are accounted for under the guidance for nonretirement postemployment benefits or as exit and disposal costs, as applicable. During the three months ended March 31, 2015, charges of $1 were recorded in “Business realignment costs” in the Consolidated Statements of Operations. At March 31, 2015 and December 31, 2014, the Company had accrued $11 and $12 for restructuring liabilities in “Other current liabilities” in the Consolidated Balance Sheets.
The following table summarizes restructuring and cost reduction information by reporting segment:

	Epoxy, Phenolic and Coating Resins	Forest Products Resins	Corporate and Other	Total
Restructuring costs expected to be incurred	$14	$—	$5	$19
Cumulative restructuring costs incurred through March 31, 2015	$10	$—	$4	$14

Accrued liability at December 31, 2014	$9	$—	$3	$12
Restructuring charges	—	—	1	1
Payments	(2)	—	—	(2)
Accrued liability at March 31, 2015	$7	$—	$4	$11

4. Related Party Transactions
Administrative Service, Management and Consulting Arrangement
The Company is subject to a Management Consulting Agreement with Apollo (the “Management Consulting Agreement”) that renews on an annual basis, unless notice to the contrary is given by either party. Under the Management Consulting Agreement, the Company receives certain structuring and advisory services from Apollo and its affiliates. The Management Consulting Agreement provides indemnification to Apollo, its affiliates and their directors, officers and representatives for potential losses arising from these services. Apollo is entitled to an annual fee equal to the greater of $3 or 2% of the Company’s Adjusted EBITDA. Apollo elected to waive charges of any portion of the annual management fee due in excess of $3 for the calendar year 2015.
During both the three months ended March 31, 2015 and 2014, the Company recognized expense under the Management Consulting Agreement of $1. This amount is included in “Other operating expense, net” in the Company’s unaudited Condensed Consolidated Statements of Operations.
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
On April 13, 2014, Momentive Performance Materials Holdings Inc. (MPM’s direct parent company at such date), MPM and certain of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On October 24, 2014, in conjunction with MPM’s emergence from Chapter 11 bankruptcy and the consummation of MPM’s plan of reorganization, the Shared Services Agreement was amended to, among other things, (i) exclude the services of certain executive officers, (ii) provide for a transition assistance period at the election of the recipient following termination of the Shared Services Agreement of up to 12 months, subject to one successive renewal period of an additional 60 days and (iii) provide for the use of an independent third-party firm to assist the Shared Services Steering Committee with its annual review of billings and allocations. Additionally, upon emergence from Chapter 11 bankruptcy, MPM paid all previously unpaid amounts to the Company related to the Shared Services Agreement.
Pursuant to the Shared Services Agreement, during the three months ended March 31, 2015 and 2014, the Company incurred approximately $31 and $33, respectively, of net costs for shared services and MPM incurred approximately $25 of net costs for shared services. Included in the net costs incurred during the three months ended March 31, 2015 and 2014, were net billings from the Company to MPM of $17 and $9, respectively, to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to the applicable allocation percentage. The allocation percentages are reviewed by the Steering Committee pursuant to the terms of the Shared Services Agreement. The Company had accounts receivable from MPM of $6 and $9 as of March 31, 2015 and December 31, 2014, respectively, and no accounts payable to MPM.
Sales and Purchases of Products and Services with MPM
The Company also sells products to, and purchases products from, MPM pursuant to a Master Buy/Sell Agreement dated as of September 6, 2012 (the “Master Buy/Sell Agreement”). The standard terms and conditions of the seller in the applicable jurisdiction apply to transactions under the Master Buy/Sell Agreement. The Master Buy/Sell Agreement has an initial term of three years and may be terminated for convenience by either party thereunder upon 30 days' prior notice. Additionally, a subsidiary of MPM has acted as a non-exclusive distributor in India for certain of the Company’s subsidiaries pursuant to Distribution Agreements dated as of September 6, 2012 (the “Distribution Agreements”). The Distribution Agreements had initial terms of three years and were terminated by mutual agreement on March 9, 2015. Pursuant to these agreements and other purchase orders, during both the three months ended March 31, 2015 and 2014, the Company sold less than $1 of products to MPM and purchased $2 of products from MPM. As of March 31, 2015 and December 31, 2014, the Company had less than $1 of accounts receivable from MPM and less than $1 and $1, respectively, of accounts payable to MPM related to these agreements.
Other Transactions with MPM
In March 2014, the Company entered into a ground lease with a Brazilian subsidiary of MPM to lease a portion of MPM’s manufacturing site in Itatiba, Brazil for purposes of constructing and operating an epoxy production facility. In conjunction with the ground lease, the Company entered into a site services agreement whereby MPM’s subsidiary provides to the Company various services such as environmental, health and safety, security, maintenance and accounting, among others, to support the operation of this new facility. The Company paid less than $1 to MPM under this agreement during both the three months ended March 31, 2015 and 2014.

In April 2014, the Company purchased 100% of the interests in MPM’s Canadian subsidiary for a purchase price of approximately $12. As a part of the transaction the Company also entered into a non-exclusive distribution agreement with a subsidiary of MPM, whereby the Company acts as a distributor of certain MPM products in Canada. The agreement has a term of 10 years, and is cancelable by either party with 180 days’ notice. The Company is compensated for acting as distributor at a rate of 2% of the net selling price of the related products sold. During the three months ended March 31, 2015, the Company purchased approximately $7 of products from MPM under this distribution agreement, and earned less than $1 from MPM as compensation for acting as distributor of the products. As of March 31, 2015 and December 31, 2014, the Company had $3 and $2, respectively, of accounts payable to MPM related to the distribution agreement.
Purchases and Sales of Products and Services with Affiliates Other than MPM
The Company sells products to various Apollo affiliates other than MPM. These sales were $35 and $46 for the three months ended March 31, 2015 and 2014, respectively. Accounts receivable from these affiliates were $10 and $26 at March 31, 2015 and December 31, 2014, respectively. The Company also purchases raw materials and services from various Apollo affiliates other than MPM. These purchases were $13 and $1 for the three months ended March 31, 2015 and 2014, respectively. The Company had accounts payable to these affiliates of $12 and $26 at March 31, 2015 and December 31, 2014, respectively.
Other Transactions and Arrangements
The Company sells finished goods to, and purchases raw materials from, a foundry joint venture between the Company and HA-USA Inc. (“HAI”). The Company also provides toll-manufacturing and other services to HAI. The Company’s investment in HAI is recorded under the equity method of accounting, and the related sales and purchases are not eliminated from the Company’s unaudited Condensed Consolidated Financial Statements. However, any profit on these transactions is eliminated in the Company’s unaudited Condensed Consolidated Financial Statements to the extent of the Company’s 50% interest in HAI. Sales and services provided to HAI were $21 and $27 for the three months ended March 31, 2015 and 2014, respectively. Accounts receivable from HAI were $8 at both March 31, 2015 and December 31, 2014. Purchases from HAI were $5 and $7 for the three months ended March 31, 2015 and 2014. The Company had accounts payable to HAI of $2 at both March 31, 2015 and December 31, 2014. Additionally, HAI declared dividends to the Company of $4 and $3 during the three months ended March 31, 2015 and 2014, respectively. No amounts remained outstanding related to these previously declared dividends at March 31, 2015.
The Company’s purchase contracts with HAI represent a significant portion of HAI’s total revenue, and this factor results in the Company absorbing the majority of the risk from potential losses or the majority of the gains from potential returns. However, the Company does not have the power to direct the activities that most significantly impact HAI, and therefore, does not consolidate HAI.
In 2013, the Company and HAI resolved a dispute regarding raw material pricing. As part of the resolution, the Company will provide discounts to HAI on future purchases of dry and liquid resins totaling $16 over a period of three years. During both the three months ended March 31, 2015 and 2014, the Company issued $1 of discounts to HAI under this agreement. As of March 31, 2015 and December 31, 2014, $5 and $7, respectively, remained outstanding under this agreement. As of both March 31, 2015 and December 31, 2014, $5 of the outstanding amount was classified in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets, with the remaining amount included in “Other long-term liabilities.”
The Company had a loan receivable from its unconsolidated forest products joint venture in Russia of $6 as of both March 31, 2015 and December 31, 2014.
As of both March 31, 2015 and December 31, 2014, the Company had approximately $11 of cash on deposit as collateral for a loan that was extended by a third party to one of the Company’s unconsolidated joint ventures, which is classified as restricted cash.
5. Fair Value
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

Recurring Fair Value Measurements
As of March 31, 2015, the Company had derivative liabilities related to electricity and natural gas contracts of less than $1, which were measured using Level 2 inputs, and consist of derivative instruments transacted primarily in over-the-counter markets. There were no transfers between Level 1, Level 2 or Level 3 measurements during the three months ended March 31, 2015 or 2014.
The Company calculates the fair value of its Level 2 derivative liabilities using standard pricing models with market-based inputs, adjusted for nonperformance risk. When its financial instruments are in a liability position, the Company evaluates its credit risk as a component of fair value. At both March 31, 2015 and December 31, 2014, no adjustment was made by the Company to reduce its derivative liabilities for nonperformance risk.
When its financial instruments are in an asset position, the Company is exposed to credit loss in the event of nonperformance by other parties to these contracts and evaluates their credit risk as a component of fair value.
Non-derivative Financial Instruments
The following table summarizes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
March 31, 2015
Debt	$3,828	$—	$3,282	$9	$3,291
December 31, 2014
Debt	$3,834	$—	$3,386	$9	$3,395
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
6. Debt Obligations
Debt outstanding at March 31, 2015 and December 31, 2014 is as follows:

	March 31, 2015		December 31, 2014
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
ABL Facility	$60	$—	$60	$—
Senior Secured Notes:
6.625% First-Priority Senior Secured Notes due 2020 (includes $5 and $6 of unamortized debt premium at March 31, 2015 and December 31, 2014, respectively)	1,555	—	1,556	—
8.875% Senior Secured Notes due 2018 (includes $3 of unamortized debt discount)	1,197	—	1,197	—
9.00% Second-Priority Senior Secured Notes due 2020	574	—	574	—
Debentures:
9.2% debentures due 2021	74	—	74	—
7.875% debentures due 2023	189	—	189	—
8.375% sinking fund debentures due 2016	20	20	20	20
Other Borrowings:
Australia Facility due 2017	33	4	36	4
Brazilian bank loans	14	46	9	47
Capital leases	8	1	8	1
Other	11	22	12	27
Total	$3,735	$93	$3,735	$99

2015 Refinancing Transactions

On April 15, 2015, the Company issued $315 aggregate principal amount of 10.00% First-Priority Senior Secured Notes due 2020 (the “New First Lien Notes”). The Company used the net proceeds to redeem or repay all $40 of its outstanding 8.375% Sinking Fund Debentures due 2016, and to repay all amounts outstanding under its senior secured asset-based revolving loan facility (the “ABL Facility”) at the closing of the offering.

The New First Lien Notes are secured by first-priority liens on collateral that generally includes most of the Company and its domestic subsidiaries’ assets other than inventory and accounts receivable and related assets and by second-priority liens on the domestic portion of the collateral for the ABL Facility, which generally includes most of the inventory and accounts receivable and related assets of the Company, its domestic subsidiaries and certain of its foreign subsidiaries, in each case subject to certain exceptions and permitted liens.

Additionally, in April 2015, the Company received commitments from the requisite lenders to amend its ABL Facility to (i) add one of its German subsidiaries as a borrower and certain German subsidiaries as guarantors and (ii) expand its borrowing base to include certain machinery, equipment and real property in certain foreign jurisdictions, subject to customary reserves. The amendment is subject to customary closing conditions, including certain appraisals and other documentation.
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
Environmental Institution of Paraná IAP—On August 10, 2005, the Environmental Institute of Paraná (IAP), an environmental agency in the State of Paraná, provided Hexion Quimica Industria, the Company’s Brazilian subsidiary, with notice of an environmental assessment in the amount of 12 Brazilian reais. The assessment related to alleged environmental damages to the Paranagua Bay caused in November 2004 from an explosion on a shipping vessel carrying methanol purchased by the Company. The investigations performed by the public authorities have not identified any actions of the Company that contributed to or caused the accident. The Company responded to the assessment by filing a request to have it cancelled and by obtaining an injunction precluding execution of the assessment pending adjudication of the issue. In November 2010, the Court denied the Company’s request to cancel the assessment and lifted the injunction that had been issued. The Company responded to the ruling by filing an appeal in the State of Paraná Court of Appeals. In March 2012, the Company was informed that the Court of Appeals had denied the Company’s appeal, and on June 4, 2012 the Company filed appeals to the Superior Court of Justice and the Supreme Court of Brazil. The Company continues to believe it has strong defenses against the validity of the assessment, and does not believe that a loss is probable. At March 31, 2015, the amount of the assessment, including tax, penalties, monetary correction and interest, is 39 Brazilian reais, or approximately $12.
The following table summarizes all probable environmental remediation, indemnification and restoration liabilities, including related legal expenses, at March 31, 2015 and December 31, 2014:

	Number of Sites		Liability		Range of Reasonably Possible Costs at March 31, 2015
Site Description	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	Low	High
Geismar, LA	1	1	$15	$15	$9	$22
Superfund and offsite landfills – allocated share:
Less than 1%	17	17	—	—	—	1
Equal to or greater than 1%	11	11	7	7	5	13
Currently-owned	13	13	6	9	4	12
Formerly-owned:
Remediation	13	12	32	30	31	45
Monitoring only	4	4	1	1	—	1
Total	59	58	$61	$62	$49	$94
These amounts include estimates for unasserted claims that the Company believes are probable of loss and reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of a range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. At March 31, 2015 and December 31, 2014, $9 and $12, respectively, have been included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets with the remaining amount included in “Other long-term liabilities.”

Following is a discussion of the Company’s environmental liabilities and the related assumptions at March 31, 2015:
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
Formerly-Owned Sites—The Company is conducting, or has been identified as a PRP in connection with, environmental remediation at a number of locations that it formerly owned and/or operated. Remediation costs at these former sites, such as those associated with our former phosphate mining and processing operations, could be material. The Company has accrued those costs for formerly-owned sites which are currently probable and reasonably estimable. One such site is the Coronet Industries, Inc. Superfund Alternative Site in Plant City, Florida. The current owner of the site has alleged that it has incurred environmental costs at the site for which it believes it has a contribution claim against the Company, and that additional future costs are likely to be incurred. In July 2014, the Company reached a non-binding agreement with the current owner of the site, subject to negotiation of an acceptable settlement agreement and required approvals. Pursuant to the agreement, the Company would pay $10 in fulfillment of the contribution claim against the Company for past remediation costs. Additionally, the Company would accept a 40% allocable share of specified future remediation costs at this site. The Company estimates its allocable share of future remediation costs to be approximately $12. The final costs to the Company will depend on the method of remediation chosen, the amount of time necessary to accomplish remediation and the ongoing financial viability of the other PRPs. Currently, the Company has insufficient information to estimate the range of reasonably possible costs related to this site.
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
Non-Environmental Legal Matters
The Company is involved in various legal proceedings in the ordinary course of business and had reserves of $7 and $12 at March 31, 2015 and December 31, 2014, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable. At March 31, 2015 and December 31, 2014, $6 and $9, respectively, has been included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets, with the remaining amount included in “Other long-term liabilities.”
The Company is also involved in various product liability, commercial and employment litigation, personal injury, property damage and other legal proceedings, including actions that allege harm caused by products the Company has allegedly made or used, containing silica, vinyl chloride monomer and asbestos. The Company believes it has adequate reserves and that it is not reasonably possible that a loss exceeding amounts already reserved would be material. Furthermore, the Company has insurance to cover claims of these types.
8. Pension and Postretirement Benefit Plans
Following are the components of net pension and postretirement (benefit) expense recognized by the Company for the three months ended March 31, 2015 and 2014 (see Note 2):

	Pension Benefits				Non-Pension Postretirement Benefits
	Three Months Ended March 31,				Three Months Ended March 31,
	2015		2014		2015		2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1	$4	$1	$4	$—	$—	$—	$—
Interest cost on projected benefit obligation	2	3	2	4	—	—	—	—
Expected return on assets	(4)	(3)	(4)	(4)	—	—	—	—
Net (benefit) expense	$(1)	$4	$(1)	$4	$—	$—	$—	$—
9. Segment Information
The Company’s business segments are based on the products that the Company offers and the markets that it serves. At March 31, 2015, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins. A summary of the major products of the Company’s reportable segments follows:

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
Beginning in the first quarter of 2015, the Company has modified the components of Corporate and Other to include certain shared service and administrative functional costs that were previously allocated to the reportable segments. Accordingly, for comparative purposes, the Company has recasted its Segment EBITDA results to include these costs within Corporate and Other for all prior periods presented.

Net Sales (1):

	Three Months Ended March 31,
	2015	2014
Epoxy, Phenolic and Coating Resins	$674	$817
Forest Products Resins	405	476
Total	$1,079	$1,293

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.
Segment EBITDA:

	Three Months Ended March 31,
	2015	2014
Epoxy, Phenolic and Coating Resins	$85	$80
Forest Products Resins	61	62
Corporate and Other	(19)	(22)
Total	$127	$120
Reconciliation of Segment EBITDA to Net Loss:

	Three Months Ended March 31,
	2015	2014
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$85	$80
Forest Products Resins	61	62
Corporate and Other	(19)	(22)
Total	$127	$120

Reconciliation:
Items not included in Segment EBITDA:
Business realignment costs	$(3)	$(6)
Integration costs	—	(2)
Realized and unrealized foreign currency losses	(3)	(3)
Other	(18)	(9)
Total adjustments	(24)	(20)
Interest expense, net	(77)	(77)
Income tax expense	(26)	(6)
Depreciation and amortization	(34)	(35)
Net loss	$(34)	$(18)

Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses. For the three months ended March 31, 2015, these items primarily included expenses from retention programs, losses on the disposal of assets and certain professional fees. For the three months ended March 31, 2014, these items primarily included expenses from retention programs and losses on the disposal of assets. Business realignment costs for the three months ended March 31, 2015 and March 31, 2014 primarily related to costs for environmental remediation at certain formerly owned locations and expenses from minor restructuring programs. Business realignment costs for the three months ended March 31, 2015 also include costs related to certain in-process cost reduction programs. Integration costs for the three months ended March 31, 2014 primarily represented integration costs associated with the previous integration of Hexion and MPM.

10. Summarized Financial Information of Unconsolidated Affiliate
Summarized financial information of the unconsolidated affiliate HAI as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014 is as follows:

	March 31, 2015	December 31, 2014
Current assets	$33	$38
Non-current assets	26	26
Current liabilities	17	16
Non-current liabilities	2	2

	Three Months Ended March 31,
	2015	2014
Net sales	$42	$45
Gross profit	17	11
Pre-tax income	10	7
Net income	9	7
11. Changes in Accumulated Other Comprehensive Income
Following is a summary of changes in “Accumulated other comprehensive income” for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$4	$69	$73	$1	$129	$130
Other comprehensive (loss) income before reclassifications, net of tax	—	(62)	(62)	—	3	3
Amounts reclassified from Accumulated other comprehensive loss, net of tax	—	—	—	—	—	—
Net other comprehensive (loss) income	—	(62)	(62)	—	3	3
Ending balance	$4	$7	$11	$1	$132	$133

12. Income Taxes

The effective tax rate was (236)% and (38)% for the first quarter of 2015 and 2014, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and losses among the various jurisdictions in which the Company operates. The effective tax rates were also impacted by operating losses generated in jurisdictions where no tax benefit was recognized due to the maintenance of a full valuation allowance.

For the first quarter of 2015 and 2014, income tax expense relates primarily to income from certain foreign operations. Losses in the United States and certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to the maintenance of a full valuation allowance.

13. Guarantor/Non-Guarantor Subsidiary Financial Information
The Company’s 6.625% First-Priority Senior Secured Notes due 2020, New First Lien Notes, 8.875% Senior Secured Notes due 2018 and 9.00% Second-Priority Senior Secured Notes due 2020 are guaranteed by certain of its U.S. subsidiaries.
The following information contains the condensed consolidating financial information for Hexion Inc. (the parent), the combined subsidiary guarantors (Hexion Investments Inc.; Borden Chemical Foundry, LLC; Lawter International, Inc.; HSC Capital Corporation; Hexion International Inc.; Hexion CI Holding Company (China) LLC; NL COOP Holdings LLC and Oilfield Technology Group, Inc.) and the combined non-guarantor subsidiaries, which includes all of the Company’s foreign subsidiaries.
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
Financial Statement Revisions
The Company revised its Condensed Consolidating Statement of Operations for the three months ended March 31, 2014 to correct the amount of other comprehensive income reported in the Combined Guarantor Subsidiaries, Combined Non-Guarantor Subsidiaries and Eliminations columns. The revisions resulted in a decrease of $125, $115 and $240, respectively, to “Comprehensive loss”.
These corrections, which the Company determined are not material to the previously issued financial statements, had no impact on the unaudited Condensed Consolidated Financial Statements or footnotes, except for the columns of the Condensed Consolidating Statement of Operations for the three months ended March 31, 2014.

HEXION INC.
MARCH 31, 2015
CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0 and $15, respectively)	$25	$—	$142	$—	$167
Short-term investments	—	—	2	—	2
Accounts receivable, net	168	—	433	—	601
Intercompany accounts receivable	125	—	242	(367)	—
Intercompany loans receivable - current portion	19	—	26	(45)	—
Inventories:				—	—
Finished and in-process goods	118	—	165	—	283
Raw materials and supplies	42	—	60	—	102
Other current assets	19	—	43	—	62
Total current assets	516	—	1,113	(412)	1,217
Investment in unconsolidated entities	164	34	23	(179)	42
Deferred income taxes	—	—	15	—	15
Other assets, net	72	6	26	—	104
Intercompany loans receivable	1,227	28	20	(1,275)	—
Property and equipment, net	532	—	474	—	1,006
Goodwill	65	—	49	—	114
Other intangible assets, net	54	—	21	—	75
Total assets	$2,630	$68	$1,741	$(1,866)	$2,573
Liabilities and Deficit
Current liabilities:
Accounts payable	$144	$—	$286	$—	$430
Intercompany accounts payable	241	—	126	(367)	—
Debt payable within one year	23	—	70	—	93
Intercompany loans payable within one year	26	—	19	(45)	—
Interest payable	89	—	1	—	90
Income taxes payable	5	—	24	—	29
Accrued payroll and incentive compensation	43	—	37	—	80
Other current liabilities	66	—	55	—	121
Total current liabilities	637	—	618	(412)	843
Long-term liabilities:
Long-term debt	3,674	—	61	—	3,735
Intercompany loans payable	10	5	1,260	(1,275)	—
Accumulated losses of unconsolidated subsidiaries in excess of investment	566	179	—	(745)	—
Long-term pension and post employment benefit obligations	57	—	196	—	253
Deferred income taxes	10	—	7	—	17
Other long-term liabilities	120	—	51	—	171
Total liabilities	5,074	184	2,193	(2,432)	5,019
Total deficit	(2,444)	(116)	(450)	566	(2,444)
Noncontrolling interest	—	—	(2)	—	(2)
Total deficit	(2,444)	(116)	(452)	566	(2,446)
Total liabilities and deficit	$2,630	$68	$1,741	$(1,866)	$2,573

HEXION INC.
DECEMBER 31, 2014
CONDENSED CONSOLIDATING BALANCE SHEET

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0 and $14, respectively)	$23	$—	$149	$—	$172
Short-term investments	—	—	7	—	7
Accounts receivable, net	174	—	417	—	591
Intercompany accounts receivable	118	—	138	(256)	—
Intercompany loans receivable - current portion	265	—	43	(308)	—
Inventories:					—
Finished and in-process goods	117	—	173	—	290
Raw materials and supplies	46	—	64	—	110
Other current assets	36	—	37	—	73
Total current assets	779	—	1,028	(564)	1,243
Investment in unconsolidated entities	234	34	29	(249)	48
Deferred income taxes	—	—	18	—	18
Other assets, net	76	6	28	—	110
Intercompany loans receivable	1,046	28	17	(1,091)	—
Property and equipment, net	534	—	521	—	1,055
Goodwill	65	—	54	—	119
Other intangible assets, net	56	—	25	—	81
Total assets	$2,790	$68	$1,720	$(1,904)	$2,674
Liabilities and Deficit
Current liabilities:
Accounts payable	$142	$—	$284	$—	$426
Intercompany accounts payable	138	—	118	(256)	—
Debt payable within one year	26	—	73	—	99
Intercompany loans payable within one year	43	—	265	(308)	—
Interest payable	81	—	1	—	82
Income taxes payable	6	—	6	—	12
Accrued payroll and incentive compensation	34	—	33	—	67
Other current liabilities	69	—	66	—	135
Total current liabilities	539	—	846	(564)	821
Long term liabilities:
Long-term debt	3,674	—	61	—	3,735
Intercompany loans payable	36	6	1,049	(1,091)	—
Accumulated losses of unconsolidated subsidiaries in excess of investment	705	249	—	(954)	—
Long-term pension and post employment benefit obligations	59	—	219	—	278
Deferred income taxes	8	—	11	—	19
Other long-term liabilities	117	—	54	—	171
Total liabilities	5,138	255	2,240	(2,609)	5,024
Total Hexion Inc. shareholder’s deficit	(2,348)	(187)	(518)	705	(2,348)
Noncontrolling interest	—	—	(2)	—	(2)
Total deficit	(2,348)	(187)	(520)	705	(2,350)
Total liabilities and deficit	$2,790	$68	$1,720	$(1,904)	$2,674

HEXION INC.
THREE MONTHS ENDED MARCH 31, 2015
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$465	$—	$663	$(49)	$1,079
Cost of sales	405	—	567	(49)	923
Gross profit	60	—	96	—	156
Selling, general and administrative expense	35	—	47	—	82
Business realignment costs	2	—	1	—	3
Other operating expense, net	4	—	4	—	8
Operating income	19	—	44	—	63
Interest expense, net	75	—	2	—	77
Intercompany interest (income) expense, net	(20)	—	20	—	—
Other non-operating expense (income), net	101	—	(104)	—	(3)
(Loss) income before income tax and earnings (losses) from unconsolidated entities	(137)	—	126	—	(11)
Income tax (benefit) expense	(5)	—	31	—	26
(Loss) income before earnings (losses) from unconsolidated entities	(132)	—	95	—	(37)
Earnings (losses) from unconsolidated entities, net of taxes	98	74	(2)	(167)	3
Net (loss) income	$(34)	$74	$93	$(167)	$(34)
Comprehensive (loss) income	$(96)	$74	$68	$(142)	$(96)

HEXION INC.
THREE MONTHS ENDED MARCH 31, 2014
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$578	$—	$772	$(57)	$1,293
Cost of sales	505	—	678	(57)	1,126
Gross profit	73	—	94	—	167
Selling, general and administrative expense	27	—	67	—	94
Business realignment costs	5	—	1	—	6
Other operating expense, net	1	—	3	—	4
Operating income	40	—	23	—	63
Interest expense, net	75	—	2	—	77
Intercompany interest (income) expense, net	(25)	—	25	—	—
Other non-operating expense, net	—	—	2	—	2
Loss before income tax and (losses) earnings from unconsolidated entities	(10)	—	(6)	—	(16)
Income tax (benefit) expense	(5)	—	11	—	6
Loss before (losses) earnings from unconsolidated entities	(5)	—	(17)	—	(22)
(Losses) earnings from unconsolidated entities, net of taxes	(13)	(1)	1	17	4
Net loss	$(18)	$(1)	$(16)	$17	$(18)
Comprehensive loss	$(15)	$(1)	$(7)	$8	$(15)

HEXION INC.
THREE MONTHS ENDED MARCH 31, 2015
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Hexion Inc.		Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(28)		$4	$63		$(4)	$35
Cash flows provided by (used in) investing activities
Capital expenditures	(20)		—	(20)		—	(40)
Proceeds from the sale of investments, net	—		—	4		—	4
Return of capital from subsidiary from sales of accounts receivable	59	(a)	—	—		(59)	—
	39		—	(16)		(59)	(36)
Cash flows (used in) provided by financing activities
Net short-term debt repayments	(3)		—	—		—	(3)
Borrowings of long-term debt	100		—	19		—	119
Repayments of long-term debt	(100)		—	(14)		—	(114)
Net intercompany loan (repayments) borrowings	(6)		—	6		—	—
Common stock dividends paid	—		(4)	—		4	—
Return of capital to parent from sales of accounts receivable	—		—	(59)	(a)	59	—
	(9)		(4)	(48)		63	2
Effect of exchange rates on cash and cash equivalents	—		—	(5)		—	(5)
Increase (decrease) in cash and cash equivalents	2		—	(6)		—	(4)
Cash and cash equivalents (unrestricted) at beginning of period	23		—	133		—	156
Cash and cash equivalents (unrestricted) at end of period	$25		$—	$127		$—	$152

(a)
During the three months ended March 31, 2015, Hexion Inc. contributed receivables of $59 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the three months ended March 31, 2015, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Hexion Inc. by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined non-guarantor subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and Hexion Inc., respectively.

HEXION INC.
THREE MONTHS ENDED MARCH 31, 2014
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Hexion Inc.		Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(120)		$3	$18		$(3)	$(102)
Cash flows provided by (used in) investing activities
Capital expenditures	(18)		—	(16)		—	(34)
Proceeds from sale of investments, net	—		—	3		—	3
Acquisition of businesses	(52)		—	—		—	(52)
Return of capital from subsidiary from sales of accounts receivable	92	(a)	—			(92)	—
	22		—	(13)		(92)	(83)
Cash flows (used in) provided by financing activities
Net short-term debt borrowings	—		—	8		—	8
Repayments of long-term debt	—		—	(3)		—	(3)
Net intercompany loan (repayments) borrowings	(23)		—	23		—	—
Common stock dividends paid	—		(3)	—		3	—
Return of capital to parent from sales of accounts receivable	—		—	(92)	(a)	92	—
	(23)		(3)	(64)		95	5
Effect of exchange rates on cash and cash equivalents	—		—	(2)		—	(2)
Decrease in cash and cash equivalents	(121)		—	(61)		—	(182)
Cash and cash equivalents (unrestricted) at beginning of period	170		—	209		—	379
Cash and cash equivalents (unrestricted) at end of period	$49		$—	$148		$—	$197

(a)
During the three months ended March 31, 2014, Hexion Inc. contributed receivables of $92 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the three months ended March 31, 2014, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Hexion Inc. by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined non-guarantor subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and Hexion Inc., respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in millions)
The following commentary should be read in conjunction with the audited financial statements and the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K.
Within the following discussion, unless otherwise stated, “the first quarter of 2015” refers to the three months ended March 31, 2015 and “the first quarter of 2014” refers to the three months ended March 31, 2014.
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
Through our worldwide network of strategically located production facilities, we serve more than 5,200 customers in over 100 countries. Our global customers include large companies in their respective industries, such as 3M, Akzo Nobel, BASF, Bayer, Dow, EP Energy, GE, Louisiana Pacific, Monsanto, Owens Corning, PPG Industries, Valspar and Weyerhaeuser.

Reportable Segments
The Company’s business segments are based on the products that we offer and the markets that we serve. At March 31, 2015, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins. A summary of the major products of the Company’s reportable segments follows:

•
Epoxy, Phenolic and Coating Resins: epoxy specialty resins, phenolic encapsulated substrates, versatic acids and derivatives, basic epoxy resins and intermediates, phenolic specialty resins and molding compounds, polyester resins, acrylic resins and vinylic resins

•	Forest Products Resins: forest products resins and formaldehyde applications
2015 Overview
Following are highlights from our results of operations for the three months ended March 31, 2015 and 2014:

	2015	2014	$ Change	% Change
Statements of Operations:
Net sales	$1,079	$1,293	$(214)	(17)%
Gross profit	156	167	(11)	(7)%
Operating income	63	63	—	—%
Loss before income tax	(11)	(16)	5	31%
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$85	$80	$5	6%
Forest Products Resins	61	62	(1)	(2)%
Corporate and Other	(19)	(22)	3	14%
Total	$127	$120	$7	6%

•
Net Sales—Net sales for the first quarter of 2015 were $1.08 billion, a decrease of 17% compared with $1.29 billion in the first quarter of 2014. The decline in net sales was primarily driven by the strengthening of the U.S. dollar against most other currencies and lower selling prices from the decline in oil prices globally, which more than offset gains in our specialty epoxy business. On a constant currency basis, net sales would have decreased by 9%.

•
Segment EBITDA—For the first quarter of 2015, Segment EBITDA was $127, an increase of 6% compared with $120 in the first quarter of 2014. The increase in Segment EBITDA was primarily driven by strong growth in our base epoxy, specialty epoxy and North American forest products resins businesses. This growth was partially offset by softer oilfield proppants results and the impact of the U.S. dollar strengthening against most other currencies. On a constant currency basis, Segment EBITDA would have increased 13%.

•
In the fourth quarter of 2014, we began to implement new restructuring and cost reduction programs that will be finalized in the first half of 2015. We expect these programs to generate savings of approximately $20 in 2015 and $30 on a run-rate basis once fully implemented. During the first quarter of 2015, we realized approximately $4 of savings under these and other initiatives, and as of March 31, 2015 we had approximately $26 of in-process savings that we expect to be achieved over the next 18 to 24 months.

•
On April 15, 2015, we issued $315 aggregate principal amount of 10.00% First-Priority Senior Secured Notes due 2020. We used the net proceeds to redeem or repay all $40 of our outstanding 8.375% Sinking Fund Debentures due 2016, and to repay all amounts outstanding under the ABL Facility at the closing of the offering. The remaining proceeds from the offering provided incremental liquidity, and gave us total liquidity on a pro forma basis of $763 as of March 31, 2015. Collectively, these transactions are referred to as the “2015 Refinancing Transactions”.

•	We continued to make progress on future growth initiatives, including:

•	The expansion of our forest products resins manufacturing capacity in Brazil and construction of two new formaldehyde plants in North America.

Facility Location	Type	Estimated Completion Date	Manufacturing Capacity
Curitiba, Brazil	Facility expansion	Q3 2015	150k MT/year
Geismar, LA	Facility expansion	Q4 2015	216k MT/year
Luling, LA	New facility	Q1 2016	216k MT/year

Short-term Outlook
During the remainder of 2015, we expect continued growth in our epoxy specialty and forest products businesses due to strong global demand for wind energy and modest growth in U.S. housing starts, respectively. This growth is expected to be partially offset by flat demand in Europe and the negative impact of weaker global currencies. In addition, while we expect our base epoxy business to remain below historical levels of profitability during 2015, we expect improvement as compared to 2014.
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
We are currently experiencing a supplier plant disruption that impacts our European versatic acid and dispersions businesses. In response to this temporary disruption, we are leveraging our global manufacturing network to help mitigate the potential impacts to our customers. We expect that this disruption will have a $50 to $70 negative impact on our business over the disruption period, which includes a $25 to $35 negative impact on our Segment EBITDA in 2015. We have been notified by our supplier that this disruption should be resolved in the second half of 2015. Related to this incident, we are proactively pursuing recoveries under our business interruption insurance policies.
As part of our continued focus on productivity, we began executing a new $30 cost savings program in late 2014 that will structurally enhance our manufacturing and administrative cost profile over the next 18 to 24 months. We expect to realize approximately $20 of savings from this cost savings program during 2015.
Matters Impacting Comparability of Results
Raw Material Prices
Raw materials comprise approximately 70% of our cost of sales. The three largest raw materials used in our production processes are phenol, methanol and urea. These materials represent about half of our total raw material costs. Fluctuations in energy costs, such as volatility in the price of crude oil and related petrochemical products, as well as the cost of natural gas have historically caused volatility in our raw material and utility costs. The average prices of phenol, methanol and urea decreased by approximately 33%, 31% and 17%, respectively, in the first quarter of 2015 compared to the first quarter of 2014. The impact of passing through raw material price changes to customers can result in significant variances in sales comparisons from year to year.
Other Comprehensive Income
Our other comprehensive income is significantly impacted by foreign currency translation and defined benefit pension and postretirement benefit adjustments. The impact of foreign currency translation is driven by the translation of assets and liabilities of our foreign subsidiaries which are denominated in functional currencies other than the U.S. dollar. The primary assets and liabilities driving the adjustments are cash and cash equivalents; accounts receivable; inventory; property, plant and equipment; accounts payable; pension and other postretirement benefit obligations and certain intercompany loans payable and receivable. The primary currencies in which these assets and liabilities are denominated are the Australian dollar, Brazilian real, Canadian dollar and euro. The impact of defined benefit pension and postretirement benefit adjustments is primarily driven by unrecognized prior service cost related to our defined benefit and other postretirement benefit plans, as well as the subsequent amortization of these amounts from accumulated other comprehensive income in periods following the initial recording of such items.
Pension and OPEB Accounting Policy Changes
As discussed in Note 2 to the unaudited Condensed Consolidated Financial Statements, we have elected to change our accounting policies related to the recognition of gains and losses for pension and OPEB plans to a more preferable policy under U.S. GAAP. Specifically, such gains and losses historically recognized as a component of “Other comprehensive income (loss)”, and amortized into net income (loss) in future periods, will be recognized in earnings in the period in which they occur. In addition, we have changed our policy for recognizing expected returns on plan assets from a market-related value method (based on a five year smoothing of asset returns), to a fair value method. The impact of these pension and OPEB accounting policy changes was applied through retrospective application of the new policies to all periods presented. We believe that these changes are preferable as they provide greater transparency of our economic obligations in accounting results and better alignment with fair value accounting principles by recognizing the effects of economic and interest rate changes on pension and OPEB assets and liabilities in the year in which the gains and losses are incurred.
Under the new policies, upon the annual remeasurement of our pension and OPEB plans in the fourth quarter, or on an interim basis as triggering events warrant remeasurement, we will immediately recognize actuarial gains and losses as an MTM adjustment through earnings. As such, under the new policies, our net periodic pension and OPEB expense recognized on a quarterly basis will consist of i) service cost, interest cost, expected return on plan assets, amortization of prior service cost/credits and ii) MTM adjustments recognized annually in the fourth quarter upon remeasurement of pension and OPEB liabilities or when triggering events warrant remeasurement. The impact of these pension and OPEB accounting policy changes was applied through retrospective application of the new policy to all periods presented.

Results of Operations
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2015		2014
	$	% of Net Sales	$	% of Net Sales
Net sales	$1,079	100%	$1,293	100%
Cost of sales	923	86%	1,126	87%
Gross profit	156	14%	167	13%
Selling, general and administrative expense	82	8%	94	7%
Business realignment costs	3	—%	6	—%
Other operating expense, net	8	1%	4	—%
Operating income	63	5%	63	6%
Interest expense, net	77	7%	77	6%
Other non-operating (income) expense, net	(3)	—%	2	—%
Total non-operating expense	74	7%	79	6%
Loss before income tax and earnings from unconsolidated entities	(11)	(2)%	(16)	—%
Income tax expense	26	2%	6	—%
Loss before earnings from unconsolidated entities	(37)	(4)%	(22)	—%
Earnings from unconsolidated entities, net of taxes	3	—%	4	—%
Net loss	$(34)	(4)%	$(18)	—%
Other comprehensive (loss) income	$(62)		$3
Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014
Net Sales
In the first quarter of 2015, net sales decreased by $214, or 17%, compared to the first quarter of 2014. Volume decreases negatively impacted net sales by $49, and were primarily driven by our oil field, versatic acid and base epoxy businesses. These decreases were partially offset by volume increases in our North American and Latin American forest products resins businesses, which were driven by modest increases in U.S. housing construction and increases in the furniture, housing construction and industrial markets in South America, respectively. Additionally, volume increases in our epoxy specialty business positively impacted net sales, and were driven by improving demand in the Asian wind energy market. Pricing had a negative impact of $72 due to raw material price decreases passed through to customers in most of our businesses, as well as unfavorable product mix and competitive pricing pressures in our oil field and base epoxy businesses. In addition, foreign currency translation negatively impacted net sales by $93, primarily as a result of the strengthening of the U.S. dollar against the Australian dollar, Brazilian real, Canadian dollar and the euro in the first quarter of 2015 compared to the first quarter of 2014.
Gross Profit
In the first quarter of 2015, gross profit decreased by $11 compared to the first quarter of 2014. As a percentage of sales, gross profit increased slightly, as raw material productivity initiatives and favorable lead/lag in raw material pricing outpaced the negative impact of competitive pricing pressures discussed above.
Operating Income
In the first quarter of 2015, operating income remained flat compared to the first quarter of 2014. The decrease in gross profit discussed above was offset by a decrease in selling, general and administrative expense of $12 compared to the first quarter of 2014. The decrease in selling, general and administrative expense was due primarily to lower compensation and benefits expense driven by our recent cost savings actions and professional service costs, as well as insurance recoveries of $9 related to the supplier plant disruption that we are currently experiencing in our European versatic acid business. Other operating expense, net increased by $4 compared to the first quarter of 2014 due to an increase in losses recognized on the disposal of certain assets. Business realignment costs decreased by $3 compared to the first quarter of 2014 due primarily to a decrease in costs related to environmental remediation at certain formerly owned locations.
Non-Operating Expense
In the first quarter of 2015, total non-operating expense decreased by $5 compared to the first quarter of 2014, primarily due to higher realized and unrealized foreign currency transaction gains and lower losses from electricity and natural gas derivative contracts, while interest expense remained flat compared to the prior year.

Income Tax Expense

The effective tax rate was (236)% and (38)% for the first quarter of 2015 and 2014, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and losses among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating losses generated in jurisdictions where no tax benefit was recognized due to the maintenance of a full valuation allowance.

For the first quarter of 2015 and 2014, income tax expense relates primarily to income from certain foreign operations. Losses in the United States and certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to the maintenance of a full valuation allowance.
Other Comprehensive Loss
For the first quarter of 2015, foreign currency translation negatively impacted other comprehensive income by $62, primarily due to the strengthening of the U.S. dollar against the Australian dollar, Brazilian real, Canadian dollar and the euro.
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
As discussed in Note 9 to the unaudited Condensed Consolidated Financial Statements, beginning in the first quarter of 2015, we modified the components of Corporate and Other to include certain shared service and administrative functional costs that were previously allocated to our reportable segments. Accordingly, for comparative purposes, we have recasted our Segment EBITDA results to include these costs within Corporate and Other for all prior periods presented.

	Three Months Ended March 31,
	2015	2014
Net Sales (1):
Epoxy, Phenolic and Coating Resins	$674	$817
Forest Products Resins	405	476
Total	$1,079	$1,293

Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$85	$80
Forest Products Resins	61	62
Corporate and Other	(19)	(22)
Total	$127	$120

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.
Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014 Segment Results
Following is an analysis of the percentage change in sales by segment from the three months ended March 31, 2014 to the three months ended March 31, 2015:

	Volume	Price/Mix	Currency Translation	Total
Epoxy, Phenolic and Coating Resins	(5)%	(5)%	(8)%	(18)%
Forest Products Resins	(2)%	(7)%	(6)%	(15)%
Epoxy, Phenolic and Coating Resins
Net sales in the first quarter of 2015 decreased by $143, or 18%, when compared to the first quarter of 2014. Lower volumes negatively impacted net sales by $40, which were primarily driven by decreased demand within our oil field and base epoxy businesses, partially offset by higher volumes in our epoxy specialty business. Volume decreases in our oil field business were a result of reduced drilling activity as a result of lower oil prices, and decreases in volumes in our base epoxy business were driven by operational issues at certain manufacturing facilities. Increases in volumes in our epoxy specialty business were driven by improving demand in the Asian wind energy market. Pricing had a negative impact of $40, which was primarily due to unfavorable product mix, raw material price decreases passed through to customers and competitive pricing pressures in our oil field and base epoxy businesses. Foreign exchange translation negatively impacted net sales by $63, primarily due to the strengthening of the U.S. dollar against the Canadian dollar and the euro in the first quarter of 2015 compared to the first quarter of 2014.
Segment EBITDA in the first quarter of 2015 increased by $5 to $85 compared to the first quarter of 2014. The decrease in net sales and pricing pressures discussed above were offset by raw material cost deflation. The negative impact of the supplier plant disruption in our European versatic acid business was largely offset by related insurance recoveries.
Forest Products Resins
Net sales in the first quarter of 2015 decreased by $71, or 15%, when compared to the first quarter of 2014. Lower volumes negatively impacted net sales by $9, and were primarily driven by decreases in our North American formaldehyde business due to the timing of customer shutdowns and lower volumes of products in certain industrial markets. These decreases were partially offset by volume increases in our North American forest products resins business which were primarily due to modest increases in U.S. housing construction, as well as increases in our Latin American forest products resins business, which were driven by increases in the furniture, housing construction and industrial markets in this region. Raw material price decreases passed through to customers led to pricing decreases of $32. Foreign exchange translation negatively impacted net sales by $30, primarily due to the strengthening of the U.S. dollar against the Australian dollar, Brazilian real, Canadian dollar and the euro in the first quarter of 2015 compared to the first quarter of 2014.
Segment EBITDA in the first quarter of 2015 decreased by $1 to $61 compared to the first quarter of 2014. The decrease in net sales discussed above was largely mitigated by cost control and productivity initiatives, as well as favorable product mix.
Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions, unallocated foreign exchange gains and losses and legacy company costs not allocated to continuing segments. Corporate and Other charges remained relatively flat compared to the first quarter of 2014.
Reconciliation of Segment EBITDA to Net Loss:

	Three Months Ended March 31,
	2015	2014
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$85	$80
Forest Products Resins	61	62
Corporate and Other	(19)	(22)
Total	$127	$120

Reconciliation:
Items not included in Segment EBITDA
Business realignment costs	$(3)	$(6)
Integration costs	—	(2)
Realized and unrealized foreign currency losses	(3)	(3)
Other	(18)	(9)
Total adjustments	(24)	(20)
Interest expense, net	(77)	(77)
Income tax expense	(26)	(6)
Depreciation and amortization	(34)	(35)
Net loss	$(34)	$(18)
 Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses. For the three months ended March 31, 2015, these items primarily included expenses from retention programs, losses on the disposal of assets and certain professional fees. For the three months ended March 31, 2014, these items primarily included expenses from retention programs and losses on the disposal of assets. Business realignment costs for the three months ended March 31, 2015 and March 31, 2014 primarily related to costs for environmental remediation at certain formerly owned locations. Business realignment costs for the three months ended March 31, 2015 also include costs related to certain in-process cost reduction programs. Integration costs for the three months ended March 31, 2014 primarily represented integration costs associated with the previous integration of Hexion and MPM.

Liquidity and Capital Resources
We are a highly leveraged company. Our primary sources of liquidity are cash flows generated from operations and availability under the ABL Facility. Our primary liquidity requirements are interest, working capital and capital expenditures.

At March 31, 2015, we had $3,828 of outstanding debt, including $93 of short-term debt and capital lease maturities. In addition, at March 31, 2015, we had $462 in liquidity consisting of the following:
•$152 of unrestricted cash and cash equivalents (of which $127 is maintained in foreign jurisdictions);

•	$2 of short-term investments;

•	$271 of borrowings available under our ABL Facility ($368 borrowing base, less $60 of outstanding borrowings and $37 of outstanding letters of credit); and

•	$37 of time drafts and borrowings available under credit facilities at certain international subsidiaries
We do not believe there is any risk to funding our liquidity requirements in any particular jurisdiction for the next twelve months.
Our net working capital (defined as accounts receivable and inventories less accounts payable) at March 31, 2015 and December 31, 2014 was $556 and $565, respectively. A summary of the components of our net working capital as of March 31, 2015 and December 31, 2014 is as follows:

	March 31, 2015	% of LTM Net Sales	December 31, 2014	% of LTM Net Sales
Accounts receivable	$601	12%	$591	12%
Inventories	385	8%	400	7%
Accounts payable	(430)	(9)%	(426)	(8)%
Net working capital	$556	11%	$565	11%
The decrease in net working capital of $9 from December 31, 2014 was primarily due the impact of foreign currency translation, driven by the strengthening of the U.S. dollar against the euro, which began in 2014 and continued into the first quarter of 2015. Inventory levels on a constant currency basis increased due to continued strategic inventory builds in preparation for planned maintenance shutdowns in the second quarter of 2015, as well as normal seasonality of sales. Accounts payable and accounts receivable also increased due to the impact of seasonality. To minimize the impact of seasonal changes in net working capital on cash flows, we continue to review inventory safety stock levels, focus on accelerating receivable collections by offering incentives to customers to encourage early payment or through the sale of receivables at a discount and negotiate with vendors to contractually extend payment terms whenever possible.
We periodically borrow from the ABL Facility to support our short-term liquidity requirements, particularly when net working capital requirements increase in response to the seasonality of our volumes in the summer months. As of March 31, 2015, there were $60 of outstanding borrowings under the ABL Facility.
2015 Refinancing Transactions
In April 2015, we issued $315 aggregate principal amount of 10.00% First-Priority Senior Secured Notes due 2020. We used the net proceeds to redeem or repay all $40 of our outstanding 8.375% Sinking Fund Debentures due 2016, and to repay all amounts outstanding under the ABL Facility at the closing of the offering. The remaining proceeds from the offering provided incremental liquidity.

Additionally, in April 2015, we received commitments from the requisite lenders to amend our ABL Facility (the “ABL Amendment”) to (i) add one of our German subsidiaries as a borrower and certain German subsidiaries as guarantors and (ii) expand our borrowing base to include certain machinery, equipment and real property in certain foreign jurisdictions. The amendment is subject to customary closing conditions, including certain appraisals and other documentation.
As adjusted for the 2015 Refinancing Transactions and the ABL Amendment, our liquidity would have been $763 as of March 31, 2015.

Short-term Outlook
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

•
Net Working Capital: We anticipate a decrease in working capital during 2015, as compared to 2014. During the year, we expect an increase in the first half and a decrease in the second half, consistent with historical trends.

We plan to fund these significant outflows with available cash and cash equivalents, cash from operations, the additional liquidity provided by the 2015 Refinancing Transactions and, if necessary, through available borrowings under our ABL Facility. Based on our liquidity position as of March 31, 2015, the additional liquidity provided by the 2015 Refinancing Transactions and projections of operating cash flows in 2015, we believe we have sufficient liquidity to fund continuing operations for the next twelve months.
Sources and Uses of Cash
Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2015	2014
Sources (uses) of cash:
Operating activities	$35	$(102)
Investing activities	(36)	(83)
Financing activities	2	5
Effect of exchange rates on cash flow	(5)	(2)
Net decrease in cash and cash equivalents	$(4)	$(182)
Operating Activities
In the first quarter of 2015, operations provided $35 of cash. Net loss of $34 included $29 of net non-cash expense items, of which $34 was for depreciation and amortization and $1 was for unrealized foreign currency losses, partially offset by a $7 deferred tax benefit. Net working capital used $21, as compared to $128 of cash used in the first quarter of 2014. The change was due to the decrease in net sales and raw material costs in the first quarter of 2015 and the related impact on the components of net working capital, as well as the timing of strategic inventory builds in anticipation of planned plant turnarounds. Changes in other assets and liabilities and income taxes payable provided $61 due to the timing of when items were expensed versus paid, which primarily included interest expense, employee retention programs, pension plan contributions and taxes.
In the first quarter of 2014, operations used $102 of cash. Net loss of $18 included $38 of net non-cash expense items, of which $35 was for depreciation and amortization and $4 was for unrealized foreign currency losses. Working capital used $128, which was driven by increases in accounts receivable of $125 and inventory of $89 due to seasonality-driven sequential sales volume increases, which were partially offset by an increase in accounts payable of $86, driven by the same factors. Changes in other assets and liabilities and income taxes payable provided $6 due to the timing of when items were expensed versus paid, which primarily included interest expense, employee retention programs, pension plan contributions and taxes.
Investing Activities
In the first quarter of 2015, investing activities used $36 of cash. We spent $40 for capital expenditures, which primarily related to plant expansions, improvements and maintenance related capital expenditures. Additionally, the sale of certain investments provided cash of $4.
In the first quarter of 2014, investing activities used $83. We spent $34 for capital expenditures, which primarily related to plant expansions, improvements and maintenance related capital expenditures. We also used cash of $52 for the acquisition of a manufacturing facility in Shreveport, Louisiana. These decreases were partially offset by $3 of net proceeds from the sale of certain investments.
Financing Activities
In the first quarter of 2015, financing activities provided $2 of cash. Net short-term debt repayments were $3, and net long-term debt borrowings were $5, which primarily consisted of gross borrowings and repayments under our ABL Facility.
In the first quarter of 2014, financing activities provided $5. Net short-term debt borrowings were $8, and net long-term debt repayments were $3.

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
The indentures that govern our 6.625% First-Priority Senior Secured Notes, New First Lien Notes, 8.875% Senior Secured Notes and 9.00% Second-Priority Senior Secured Notes (the “Secured Indentures”) contain an Adjusted EBITDA to Fixed Charges ratio incurrence test which restricts our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet this ratio (measured on a last twelve months, or LTM, basis) of at least 2.0:1. The Adjusted EBITDA to Fixed Charges Ratio under the Secured Indentures is generally defined as the ratio of (a) Adjusted EBITDA to (b) net interest expense excluding the amortization or write-off of deferred financing costs, each measured on an LTM basis.
The ABL Facility, which is subject to a borrowing base, does not have any financial maintenance covenant other than a minimum fixed charge coverage ratio of 1.0 to 1.0 that would only apply if our availability under the ABL Facility at any time is less than the greater of (a) $40 and (b) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time. The fixed charge coverage ratio under the credit agreement governing the ABL Facility is generally defined as the ratio of (a) Adjusted EBITDA minus non-financed capital expenditures and cash taxes to (b) debt service plus cash interest expense plus certain restricted payments, each measured on an LTM basis. At March 31, 2015, our availability under the ABL Facility exceeded such levels; therefore, the minimum fixed charge covenant ratio did not apply. As of March 31, 2015, we were in compliance with all covenants that govern the ABL Facility. We do not believe that a covenant default under the ABL Facility is reasonably likely to occur in the foreseeable future.
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

March 31, 2015
LTM Period
Net loss	$(240)
Income tax expense	42
Interest expense, net	308
Depreciation and amortization	143
EBITDA	253
Adjustments to EBITDA:
Business realignment costs (1)	44
Realized and unrealized foreign currency losses	33
Unrealized loss on pension and postretirement benefits	91
Other (2)	63
Cost reduction programs savings (3)	32
Adjusted EBITDA	$516
Pro forma fixed charges (4)	$322
Ratio of Adjusted EBITDA to Fixed Charges (5)	1.60

(1)	Represents headcount reduction expenses and plant rationalization costs related to cost reduction programs and other costs associated with business realignments.

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

(4)	Reflects pro forma interest expense based on interest rates at March 31, 2015, as if the 2015 Refinancing Transactions had taken place at the beginning of the period.

(5)
The Company’s ability to incur additional indebtedness, among other actions, is restricted under the indentures governing certain notes, unless the Company has an Adjusted EBITDA to Fixed Charges ratio of 2.0 to 1.0. As of March 31, 2015, we did not satisfy this test. As a result, we are subject to restrictions on our ability to incur additional indebtedness and to make investments; however, there are exceptions to these restrictions, including exceptions that permit indebtedness under our ABL Facility (available borrowings of which were $271 at March 31, 2015).

Recently Issued Accounting Standards
In May, 2014, the FASB issued Accounting Standards Board Update No. 2014-09: Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes the existing revenue recognition guidance and most industry-specific guidance applicable to revenue recognition. According to the new guidance, an entity will apply a principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The tentative revised effective date for ASU 2014-09 is for annual and interim periods beginning on or after December 15, 2017, and early adoption will be permitted. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in ASU 2014-09. We are currently assessing the potential impact of ASU 2014-09 on our financial statements.

In January 2015, the FASB issued Accounting Standards Board Update No. 2015-01:  Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items and removes the requirement to present extraordinary items separately on the income statement, net of tax. The guidance is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period. The requirements of ASU 2015-01 are not expected to have a significant impact on our financial statements.

In February 2015, the FASB issued Accounting Standards Board Update No. 2015-02: Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 amends the existing consolidation guidance related to (i) limited partnerships and similar legal entities, (ii) the evaluation of fees paid to a decision maker or a service provider as variable interest, (iii) the effect of fee arrangements on the primary beneficiary determination, and (iv) the effect of related parties on the primary beneficiary determination. ASU 2015-02 simplifies the existing guidance by reducing the number of consolidation models from four to two, reducing the extent to which related party arrangements cause an entity to be considered a primary beneficiary, and placing more emphasis on the risk of loss when determining a controlling financial interest. The guidance is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period. The requirements of ASU 2015-02 are not expected to have a significant impact on our financial statements.

In April 2015, the FASB issued Accounting Standards Board Update No. 2015-03: Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, and also requires that the amortization of such costs be reported as interest expense. The guidance is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period, and early adoption is permitted. We are currently assessing the potential impact of ASU 2015-03 on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no material developments during the first three months of 2015 on the matters we have previously disclosed about quantitative and qualitative market risk in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2015. Based upon that evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2015.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II

Item 1.	Legal Proceedings
There have been no other material developments during the first quarter of 2015 in any of the ongoing legal proceedings that are included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 1A.	Risk Factors
There have been no material changes during the first three months of 2015 in the risk factors that were included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
This item is not applicable to the registrant.

Item 5.	Other Information
None.

Item 6.    Exhibits

10.1 †	Hexion Holdings LLC 2015 Incentive Compensation Plan

18.1	Letter from PricewaterhouseCoopers, dated May 13, 2015 regarding preferability of a change in accounting principle

31.1	Rule 13a-14 Certifications:

(a) Certificate of the Chief Executive Officer

(b) Certificate of the Chief Financial Officer

32.1	Section 1350 Certifications

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

* Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). The financial information in the XBRL-related documents is “unaudited” or “unreviewed.”
† Represents a management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEXION INC.

Date:	May 13, 2015	/s/ William H. Carter
William H. Carter
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)