Form 10-Q
period 2015-06-30
HEXION INC.
filed 2015-08-12
CIK 13239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on August 1, 2015: 82,556,847

HEXION INC.

HEXION INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions, except share data)	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $16)	$324	$172
Short-term investments	2	7
Accounts receivable (net of allowance for doubtful accounts of $16 and $14, respectively)	625	591
Inventories:
Finished and in-process goods	267	290
Raw materials and supplies	107	110
Other current assets	62	73
Total current assets	1,387	1,243
Investment in unconsolidated entities	42	48
Deferred income taxes	15	18
Other long-term assets	108	110
Property and equipment:
Land	86	89
Buildings	297	302
Machinery and equipment	2,384	2,419
	2,767	2,810
Less accumulated depreciation	(1,742)	(1,755)
	1,025	1,055
Goodwill	115	119
Other intangible assets, net	72	81
Total assets	$2,764	$2,674
Liabilities and Deficit
Current liabilities:
Accounts payable	$425	$426
Debt payable within one year	75	99
Interest payable	88	82
Income taxes payable	24	12
Accrued payroll and incentive compensation	58	67
Other current liabilities	122	135
Total current liabilities	792	821
Long-term liabilities:
Long-term debt	3,962	3,735
Long-term pension and post employment benefit obligations	259	278
Deferred income taxes	18	19
Other long-term liabilities	168	171
Total liabilities	5,199	5,024
Commitments and contingencies (See Note 7)
Deficit
Common stock—$0.01 par value; 300,000,000 shares authorized, 170,605,906 issued and 82,556,847 outstanding at June 30, 2015 and December 31, 2014	1	1
Paid-in capital	526	526
Treasury stock, at cost—88,049,059 shares	(296)	(296)
Accumulated other comprehensive income	24	73
Accumulated deficit	(2,688)	(2,652)
Total Hexion Inc. shareholder’s deficit	(2,433)	(2,348)
Noncontrolling interest	(2)	(2)
Total deficit	(2,435)	(2,350)
Total liabilities and deficit	$2,764	$2,674
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Net sales	$1,087	$1,337	$2,166	$2,630
Cost of sales	925	1,173	1,848	2,299
Gross profit	162	164	318	331
Selling, general and administrative expense	76	93	158	187
Business realignment costs	5	12	8	18
Other operating expense (income), net	2	(1)	10	3
Operating income	79	60	142	123
Interest expense, net	84	76	161	153
Other non-operating expense (income), net	2	3	(1)	5
Loss before income tax and earnings from unconsolidated entities	(7)	(19)	(18)	(35)
Income tax expense	1	9	27	15
Loss before earnings from unconsolidated entities	(8)	(28)	(45)	(50)
Earnings from unconsolidated entities, net of taxes	6	6	9	10
Net loss	$(2)	$(22)	$(36)	$(40)
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Net loss	$(2)	$(22)	$(36)	$(40)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	13	(4)	(49)	(1)
Other comprehensive income (loss)	13	(4)	(49)	(1)
Comprehensive income (loss)	$11	$(26)	$(85)	$(41)
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(In millions)	2015	2014
Cash flows provided by (used in) operating activities
Net loss	$(36)	$(40)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	68	71
Deferred tax expense (benefit)	3	(2)
Unrealized foreign currency losses	1	8
Other non-cash adjustments	1	(3)
Net change in assets and liabilities:
Accounts receivable	(56)	(116)
Inventories	8	(122)
Accounts payable	16	24
Income taxes payable	13	(1)
Other assets, current and non-current	13	13
Other liabilities, current and long-term	(3)	(18)
Net cash provided by (used in) operating activities	28	(186)
Cash flows used in investing activities
Capital expenditures	(79)	(78)
Purchase of businesses	—	(64)
Proceeds from the sale of investments, net	4	3
Change in restricted cash	—	(2)
Disbursement of affiliated loan	—	(50)
Repayment of affiliated loan	—	50
Funds remitted to unconsolidated affiliates, net	—	(2)
Net cash used in investing activities	(75)	(143)
Cash flows provided by financing activities
Net short-term debt (repayments) borrowings	(5)	27
Borrowings of long-term debt	490	160
Repayments of long-term debt	(274)	(117)
Long-term debt and credit facility financing fees	(8)	—
Net cash provided by financing activities	203	70
Effect of exchange rates on cash and cash equivalents	(4)	(1)
Increase (decrease) in cash and cash equivalents	152	(260)
Cash and cash equivalents (unrestricted) at beginning of period	156	379
Cash and cash equivalents (unrestricted) at end of period	$308	$119
Supplemental disclosures of cash flow information
Cash paid for:
Interest, net	$146	$148
Income taxes paid, net	10	18
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENT OF DEFICIT (Unaudited)

(In millions)	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Hexion Inc. Deficit	Noncontrolling Interest	Total
Balance at December 31, 2014	$1	$526	$(296)	$73	$(2,652)	$(2,348)	$(2)	$(2,350)
Net loss	—	—	—	—	(36)	(36)	—	(36)
Other comprehensive loss	—	—	—	(49)	—	(49)	—	(49)
Balance at June 30, 2015	$1	$526	$(296)	$24	$(2,688)	$(2,433)	$(2)	$(2,435)

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In millions, except share data)
1. Background and Basis of Presentation
Based in Columbus, Ohio, Hexion Inc. (which may be referred to as “Hexion” or the “Company”) serves global industrial markets through a broad range of thermoset technologies, specialty products and technical support for customers in a diverse range of applications and industries. The Company’s business is organized based on the products offered and the markets served. At June 30, 2015, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins.
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
Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the accompanying notes included in the Company’s Current Report on Form 8-K dated June 10, 2015, which revised the Consolidated Financial Statements and the accompanying notes included within Item 8 of the Company’s 2014 Annual Report on Form 10-K, to reflect management’s accounting methodology change for the Company’s pension and other non-pension postretirement benefit (“OPEB”) plans. See Note 2.
2. Summary of Significant Accounting Policies
Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and also requires the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, it requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Change in Accounting Policy—In the first quarter 2015, the Company elected to change its accounting policies related to the recognition of gains and losses for pension and OPEB plans to a more preferable policy under U.S. GAAP. Specifically, such gains and losses historically recognized as a component of “Other comprehensive income (loss)”, and amortized into net income (loss) in future periods, will be recognized in earnings in the period in which they occur. In addition, the Company has changed its policy for recognizing expected returns on plan assets from a market-related value method (based on a five-year smoothing of asset returns), to a fair value method.
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

The impact of these pension and OPEB accounting policy changes was applied through retrospective application of the new policies to all periods presented. Accordingly, all relevant information as of, and for the three and six months ended, June 30, 2015 and all prior periods has been adjusted to reflect the application of the changes. As of January 1, 2015, the cumulative effect of these changes was a $229 increase to “Accumulated deficit”, a $232 decrease to “Accumulated other comprehensive loss”, a $2 increase to “Finished and in-process goods” and a $1 increase to “Noncontrolling interest” in the unaudited Condensed Consolidated Balance Sheets. The effects of the aforementioned accounting policy changes to the unaudited Condensed Consolidated Financial Statements are as follows:

	Previous Accounting Method	Effect of Accounting Change	As Reported
Unaudited Condensed Consolidated Statement of Operations for the three months ended June 30, 2015:
Cost of sales	$927	$(2)	$925
Selling, general and administrative expense	$79	$(3)	$76
Income tax expense	—	1	$1
Net loss	(6)	4	(2)
Unaudited Condensed Consolidated Statement of Comprehensive Loss for the three months ended June 30, 2015:
Net loss	$(6)	$4	$(2)
Gain recognized from pension and postretirement benefits	6	(6)	—
Comprehensive income	13	(2)	11

	As Previously Reported	Effect of Accounting Change	As Adjusted
Unaudited Condensed Consolidated Statement of Operations for the three months ended June 30, 2014:
Cost of sales	$1,174	$(1)	$1,173
Selling, general and administrative expense	$95	$(2)	93
Income tax expense	11	(2)	9
Net loss	(27)	5	(22)
Unaudited Condensed Consolidated Statement of Comprehensive Loss for the three months ended June 30, 2014:
Net loss	$(27)	$5	$(22)
Gain recognized from pension and postretirement benefits	2	(2)	—
Comprehensive loss	(29)	3	(26)

	Previous Accounting Method	Effect of Accounting Change	As Reported
Unaudited Condensed Consolidated Statement of Operations for the six months ended June 30, 2015:
Cost of sales	$1,850	$(2)	$1,848
Selling, general and administrative expense	$164	$(6)	$158
Net loss	(44)	8	(36)
Unaudited Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2015:
Net loss	$(44)	$8	$(36)
Changes in inventories	6	2	8
Net changes in other liabilities, current and long-term	7	(10)	(3)
Unaudited Condensed Consolidated Statement of Comprehensive Loss for the six months ended June 30, 2015:
Net loss	$(44)	$8	$(36)
Gain recognized from pension and postretirement benefits	11	(11)	—
Comprehensive loss	(82)	(3)	(85)

	As Previously Reported	Effect of Accounting Change	As Adjusted
Unaudited Condensed Consolidated Statement of Operations for the six months ended June 30, 2014:
Cost of sales	$2,303	$(4)	$2,299
Selling, general and administrative expense	191	(4)	187
Income tax expense	21	(6)	15
Net loss	(54)	14	(40)
Unaudited Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2014:
Net loss	$(54)	$14	$(40)
Changes in inventories	(120)	(2)	(122)
Changes in income taxes payable	5	(6)	(1)
Net changes in other liabilities, current and long-term	(12)	(6)	(18)
Unaudited Condensed Consolidated Statement of Comprehensive Loss for the six months ended June 30, 2014:
Net loss	$(54)	$14	$(40)
Gain recognized from pension and postretirement benefits	5	(5)	—
Comprehensive loss	(50)	9	(41)
In addition, the effect of these accounting changes increased Segment EBITDA by $3 and $6 for the three and six months ended, June 30, 2014, respectively. For additional discussion and a reconciliation of Segment EBITDA to Net loss, see Note 9.
The notes to the unaudited Condensed Consolidated Financial Statements herein have been adjusted to reflect the impact of these changes accordingly.
Subsequent Events—The Company has evaluated events and transactions subsequent to June 30, 2015 through the date of issuance of its unaudited Condensed Consolidated Financial Statements.
Recently Issued Accounting Standards
In May, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Board Update No. 2014-09: Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes the existing revenue recognition guidance and most industry-specific guidance applicable to revenue recognition. According to the new guidance, an entity will apply a principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The revised effective date for ASU 2014-09 is for annual and interim periods beginning on or after December 15, 2017, and early adoption will be permitted for annual and interim periods beginning on or after December 15, 2016. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in ASU 2014-09. The Company is currently assessing the potential impact of ASU 2014-09 on its financial statements.
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

In April 2015, the FASB issued Accounting Standards Board Update No. 2015-03: Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, and also requires that the amortization of such costs be reported as interest expense. The guidance is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period, and early adoption is permitted. Based on unamortized debt issuance costs as of June 30, 2015, the Company estimates approximately $60 of debt issuance costs would be reclassified from “Other long-term assets” to “Long term debt” within the Company’s Consolidated Balance Sheets.

In July 2015, the FASB issued Accounting Standards Board Update No. 2015-11: Simplifying the Measurement of Inventory (Topic 330) (“ASU 2015-11”) as part of the overall FASB simplification initiative. ASU 2015-11 replaces the existing concept of market value of inventory (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin) with the single measurement of net realizable value. The guidance is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently assessing the potential impact of ASU 2015-11 on its financial statements.
3. Restructuring and Cost Reduction Programs
In 2014, in response to an uncertain economic outlook, the Company initiated significant restructuring and cost reduction programs with the intent to optimize its cost structure and bring manufacturing capacity in line with demand. The Company estimates that these activities will continue to occur over the next 12 to 18 months. As of June 30, 2015 the total costs expected to be incurred on restructuring and cost reduction activities are estimated at $17, consisting primarily of workforce reduction costs.
The following table summarizes restructuring and cost reduction information:

Restructuring costs expected to be incurred	$17
Cumulative restructuring costs incurred through June 30, 2015	$16

Accrued liability at December 31, 2014	$12
Restructuring charges	2
Payments	(7)
Accrued liability at June 30, 2015	$7
Workforce reduction costs primarily relate to non-voluntary employee termination benefits and are accounted for under the guidance for nonretirement postemployment benefits or as exit and disposal costs, as applicable. During both the three and six months ended June 30, 2015, charges of $2 were recorded in “Business realignment costs” in the unaudited Condensed Consolidated Statements of Operations. At June 30, 2015 and December 31, 2014, the Company had accrued $7 and $12 for restructuring liabilities in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets.
The following table summarizes restructuring and cost reduction information by reporting segment:

	Epoxy, Phenolic and Coating Resins	Corporate and Other	Total
Restructuring costs expected to be incurred	$11	$6	$17
Cumulative restructuring costs incurred through June 30, 2015	$10	$6	$16

Accrued liability at December 31, 2014	$9	$3	$12
Restructuring charges	—	2	2
Payments	(5)	(2)	(7)
Accrued liability at June 30, 2015	$4	$3	$7
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
During the three months ended June 30, 2015 and 2014 and during the six months ended June 30, 2015 and 2014, the Company recognized expense under the Management Consulting Agreement of $1 and $2, respectively. This amount is included in “Other operating expense, net” in the Company’s unaudited Condensed Consolidated Statements of Operations.

Participation of Apollo Global Securities in 2015 Refinancing Transactions
During the six months ended June 30, 2015, Apollo Global Securities, LLC, an affiliate of Apollo, acted as one of the initial purchasers and received approximately $1 in connection with the sale of the $315 aggregate principal amount of the Company’s 10.00% First-Priority Senior Secured Notes due 2020.
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
Pursuant to the Shared Services Agreement, during the six months ended June 30, 2015 and 2014, the Company incurred approximately $45 and $67, respectively, of net costs for shared services and MPM incurred approximately $37 and $51, respectively, of net costs for shared services. Included in the net costs incurred during the six months ended June 30, 2015 and 2014, were net billings from the Company to MPM of $24 and $20, respectively, to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to the applicable allocation percentage. The allocation percentages are reviewed by the Steering Committee pursuant to the terms of the Shared Services Agreement. The Company had accounts receivable from MPM of $4 and $9 as of June 30, 2015 and December 31, 2014, respectively, and no accounts payable to MPM.
Sales and Purchases of Products and Services with MPM
The Company also sells products to, and purchases products from, MPM pursuant to a Master Buy/Sell Agreement dated as of September 6, 2012 (the “Master Buy/Sell Agreement”). The standard terms and conditions of the seller in the applicable jurisdiction apply to transactions under the Master Buy/Sell Agreement. The Master Buy/Sell Agreement has an initial term of three years and may be terminated for convenience by either party thereunder upon 30 days' prior notice. Additionally, a subsidiary of MPM has acted as a non-exclusive distributor in India for certain of the Company’s subsidiaries pursuant to Distribution Agreements dated as of September 6, 2012 (the “Distribution Agreements”). The Distribution Agreements had initial terms of three years and were terminated by mutual agreement on March 9, 2015. Pursuant to these agreements and other purchase orders, during the three months ended June 30, 2015 and 2014, the Company sold less than $1 of products to MPM and purchased less than $1 and $2, respectively, of products from MPM. During the six months ended June 30, 2015 and 2014, the Company sold less than $1 of products to MPM and purchased $2 and $4, respectively. As of June 30, 2015 and December 31, 2014, the Company had less than $1 of accounts receivable from MPM and less than $1 and $1, respectively, of accounts payable to MPM related to these agreements.
Other Transactions with MPM
In March 2014, the Company entered into a ground lease with a Brazilian subsidiary of MPM to lease a portion of MPM’s manufacturing site in Itatiba, Brazil for purposes of constructing and operating an epoxy production facility. In conjunction with the ground lease, the Company entered into a site services agreement whereby MPM’s subsidiary provides to the Company various services such as environmental, health and safety, security, maintenance and accounting, among others, to support the operation of this new facility. The Company paid less than $1 to MPM under this agreement during both the three and six months ended June 30, 2015 and 2014.

In April 2014, the Company purchased 100% of the interests in MPM’s Canadian subsidiary for a purchase price of approximately $12. As a part of the transaction the Company also entered into a non-exclusive distribution agreement with a subsidiary of MPM, whereby the Company acts as a distributor of certain MPM products in Canada. The agreement has a term of 10 years, and is cancelable by either party with 180 days’ notice. The Company is compensated for acting as distributor at a rate of 2% of the net selling price of the related products sold. During the three months ended June 30, 2015 and 2014, the Company purchased approximately $7 and $10, respectively, of products from MPM under this distribution agreement, and earned less than $1 from MPM as compensation for acting as distributor of the products. During the six months ended June 30, 2015 and 2014, the Company purchased approximately $14 and $10, respectively, of products from MPM under this distribution agreement, and earned less than $1 from MPM as compensation for acting as distributor of the products. As of both June 30, 2015 and December 31, 2014, the Company had $2 of accounts payable to MPM related to the distribution agreement.
Purchases and Sales of Products and Services with Apollo Affiliates Other than MPM
The Company sells products to various Apollo affiliates other than MPM. These sales were $23 and $34 for the three months ended June 30, 2015 and 2014, respectively, and $47 and $76 for the six months ended June 30, 2015 and 2014, respectively. Accounts receivable from these affiliates were $12 and $11 at June 30, 2015 and December 31, 2014, respectively. The Company also purchases raw materials and services from various Apollo affiliates other than MPM. These purchases were less than $1 and $1 for the three months ended June 30, 2015 and 2014, respectively, and $1 and $2 for the six months ended June 30, 2015 and 2014, respectively. The Company had accounts payable to these affiliates of less than $1 at both June 30, 2015 and December 31, 2014.
Other Transactions and Arrangements
The Company sells finished goods to, and purchases raw materials from, a foundry joint venture between the Company and HA-USA Inc. (“HAI”). The Company also provides toll-manufacturing and other services to HAI. The Company’s investment in HAI is recorded under the equity method of accounting, and the related sales and purchases are not eliminated from the Company’s unaudited Condensed Consolidated Financial Statements. However, any profit on these transactions is eliminated in the Company’s unaudited Condensed Consolidated Financial Statements to the extent of the Company’s 50% interest in HAI. Sales and services provided to HAI were $18 and $29 for the three months ended June 30, 2015 and 2014, respectively, and $39 and $56 for the six months ended June 30, 2015 and 2014, respectively. There were no accounts receivable from HAI at June 30, 2015 and $8 at December 31, 2014. Purchases from HAI were $4 and $8 for the three months ended June 30, 2015 and 2014, respectively, and $9 and $15 for the six months ended June 30, 2015 and 2014, respectively. The Company had accounts payable to HAI of $2 at both June 30, 2015 and December 31, 2014. Additionally, HAI declared dividends to the Company of $5 and $3 during the three months ended June 30, 2015 and 2014, respectively, and $9 and $6 for the six months ended June 30, 2015 and 2014, respectively. No amounts remained outstanding related to these previously declared dividends at June 30, 2015.
The Company’s purchase contracts with HAI represent a significant portion of HAI’s total revenue, and this factor results in the Company absorbing the majority of the risk from potential losses or the majority of the gains from potential returns. However, the Company does not have the power to direct the activities that most significantly impact HAI, and therefore, does not consolidate HAI.
In 2013, the Company and HAI resolved a dispute regarding raw material pricing. As part of the resolution, the Company agreed to provide discounts to HAI on future purchases of dry and liquid resins totaling $16 over a period of three years. During both the three and six months ended June 30, 2015 and 2014, the Company issued $1 and $3, respectively, of discounts to HAI under this agreement. As of June 30, 2015 and December 31, 2014, $4 and $7, respectively, remained outstanding under this agreement. As of June 30, 2015, all of the outstanding amount is classified in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets and as of December 31, 2014, $5 of the outstanding amount was classified in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets, with the remaining amount included in “Other long-term liabilities.”
The Company sells products and provides services to, and purchases products from, its other joint ventures which are recorded under the equity method of accounting. These sales were $10 and $7 for the three months ended June 30, 2015 and 2014, respectively, and $22 and $11 for the six months ended June 30, 2015 and 2014, respectively. Accounts receivable from these joint ventures were $3 and $15 at June 30, 2015 and December 31, 2014, respectively. These purchases were $12 and less than $1 for the three months ended June 30, 2015 and 2014, respectively, and $24 and less than $1 for the six months ended June 30, 2015 and 2014, respectively. The Company had accounts payable to these joint ventures of $10 and $26 at June 30, 2015 and December 31, 2014, respectively.
The Company had a loan receivable from its unconsolidated forest products joint venture in Russia of $6 as of both June 30, 2015 and December 31, 2014.
As of both June 30, 2015 and December 31, 2014, the Company had approximately $11 of cash on deposit as collateral for a loan that was extended by a third party to one of the Company’s unconsolidated joint ventures, which is classified as restricted cash.

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

Recurring Fair Value Measurements
As of June 30, 2015, the Company had derivative liabilities related to electricity and natural gas contracts of less than $1, which were measured using Level 2 inputs, and consist of derivative instruments transacted primarily in over-the-counter markets. There were no transfers between Level 1, Level 2 or Level 3 measurements during the three and six months ended June 30, 2015 or 2014.
The Company calculates the fair value of its Level 2 derivative liabilities using standard pricing models with market-based inputs, adjusted for nonperformance risk. When its financial instruments are in a liability position, the Company evaluates its credit risk as a component of fair value. At both June 30, 2015 and December 31, 2014, no adjustment was made by the Company to reduce its derivative liabilities for nonperformance risk.
When its financial instruments are in an asset position, the Company is exposed to credit loss in the event of nonperformance by other parties to these contracts and evaluates their credit risk as a component of fair value.
Non-derivative Financial Instruments
The following table summarizes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
June 30, 2015
Debt	$4,037	$—	$3,554	$8	$3,562
December 31, 2014
Debt	$3,834	$—	$3,386	$9	$3,395
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

6. Debt Obligations
Debt outstanding at June 30, 2015 and December 31, 2014 is as follows:

	June 30, 2015		December 31, 2014
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
ABL Facility	$—	$—	$60	$—
Senior Secured Notes:
6.625% First-Priority Senior Secured Notes due 2020 (includes $5 and $6 of unamortized debt premium at June 30, 2015 and December 31, 2014, respectively)	1,555	—	1,556	—
10.00% First-Priority Senior Secured Notes due 2020	315	—	—	—
8.875% Senior Secured Notes due 2018 (includes $3 of unamortized debt discount)	1,197	—	1,197	—
9.00% Second-Priority Senior Secured Notes due 2020	574	—	574	—
Debentures:
9.2% debentures due 2021	74	—	74	—
7.875% debentures due 2023	189	—	189	—
8.375% sinking fund debentures due 2016	—	—	20	20
Other Borrowings:
Australia Facility due 2017	32	3	36	4
Brazilian bank loans	9	48	9	47
Capital leases	7	1	8	1
Other	10	23	12	27
Total	$3,962	$75	$3,735	$99

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

Additionally, on July 27, 2015, the Company finalized an amendment to its ABL Facility, under which certain of the Company’s subsidiaries are borrowers, to (i) add one of its German subsidiaries as a borrower and one of its German subsidiaries as a guarantor and (ii) expand its borrowing base to include certain machinery and equipment in certain foreign jurisdictions, subject to customary reserves.
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

Environmental Institution of Paraná IAP—On August 10, 2005, the Environmental Institute of Paraná (IAP), an environmental agency in the State of Paraná, provided Hexion Quimica Industria, the Company’s Brazilian subsidiary, with notice of an environmental assessment in the amount of 12 Brazilian reais. The assessment related to alleged environmental damages to the Paranagua Bay caused in November 2004 from an explosion on a shipping vessel carrying methanol purchased by the Company. The investigations performed by the public authorities have not identified any actions of the Company that contributed to or caused the accident. The Company responded to the assessment by filing a request to have it cancelled and by obtaining an injunction precluding execution of the assessment pending adjudication of the issue. In November 2010, the Court denied the Company’s request to cancel the assessment and lifted the injunction that had been issued. The Company responded to the ruling by filing an appeal in the State of Paraná Court of Appeals. In March 2012, the Company was informed that the Court of Appeals had denied the Company’s appeal, and on June 4, 2012 the Company filed appeals to the Superior Court of Justice and the Supreme Court of Brazil. The Company continues to believe it has strong defenses against the validity of the assessment, and does not believe that a loss is probable. At June 30, 2015, the amount of the assessment, including tax, penalties, monetary correction and interest, is 39 Brazilian reais, or approximately $12.
The following table summarizes all probable environmental remediation, indemnification and restoration liabilities, including related legal expenses, at June 30, 2015 and December 31, 2014:

	Liability		Range of Reasonably Possible Costs at June 30, 2015
Site Description	June 30, 2015	December 31, 2014	Low	High
Geismar, LA	$15	$15	$9	$22
Superfund and offsite landfills – allocated share:
Less than 1%	1	—	—	2
Equal to or greater than 1%	7	7	5	13
Currently-owned	5	9	3	11
Formerly-owned:
Remediation	31	30	31	46
Monitoring only	1	1	—	1
Total	$60	$62	$48	$95
These amounts include estimates for unasserted claims that the Company believes are probable of loss and reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of a range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. At June 30, 2015 and December 31, 2014, $9 and $12, respectively, have been included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets with the remaining amount included in “Other long-term liabilities.”
Following is a discussion of the Company’s environmental liabilities and the related assumptions at June 30, 2015:
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
Non-Environmental Legal Matters
The Company is involved in various legal proceedings in the ordinary course of business and had reserves of $6 and $12 at June 30, 2015 and December 31, 2014, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable. At June 30, 2015 and December 31, 2014, $5 and $9, respectively, has been included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets, with the remaining amount included in “Other long-term liabilities.”
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
8. Pension and Postretirement Benefit Plans
Following are the components of net pension and postretirement (benefit) expense recognized by the Company for the three and six months ended June 30, 2015 and 2014 (see Note 2):

	Pension Benefits				Non-Pension Postretirement Benefits
	Three Months Ended June 30,				Three Months Ended June 30,
	2015		2014		2015		2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1	$4	$—	$4	$—	$—	$—	$—
Interest cost on projected benefit obligation	3	2	4	4	—	1	—	1
Expected return on assets	(4)	(3)	(4)	(4)	—	—	—	—
Net expense	$—	$3	$—	$4	$—	$1	$—	$1

	Pension Benefits				Non-Pension Postretirement Benefits
	Six Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$2	$8	$1	$8	$—	$—	$—	$—
Interest cost on projected benefit obligation	5	5	6	8	—	1	—	1
Expected return on assets	(8)	(6)	(8)	(8)	—	—	—	—
Net (benefit) expense	$(1)	$7	$(1)	$8	$—	$1	$—	$1
9. Segment Information
The Company’s business segments are based on the products that the Company offers and the markets that it serves. At June 30, 2015, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins. A summary of the major products of the Company’s reportable segments follows:

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
Beginning in 2015, the Company has modified the components of Corporate and Other to include certain shared service and administrative functional costs that were previously allocated to the reportable segments. Accordingly, for comparative purposes, the Company has recasted its Segment EBITDA results to include these costs within Corporate and Other for all prior periods presented.
Net Sales (1):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Epoxy, Phenolic and Coating Resins	$683	$862	$1,357	$1,679
Forest Products Resins	404	475	809	951
Total	$1,087	$1,337	$2,166	$2,630

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.
Segment EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Epoxy, Phenolic and Coating Resins	$88	$77	$173	$157
Forest Products Resins	62	66	123	128
Corporate and Other	(17)	(20)	(36)	(42)
Total	$133	$123	$260	$243

Reconciliation of Segment EBITDA to Net Loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$88	$77	$173	$157
Forest Products Resins	62	66	123	128
Corporate and Other	(17)	(20)	(36)	(42)
Total	$133	$123	$260	$243

Reconciliation:
Items not included in Segment EBITDA:
Business realignment costs	$(5)	$(12)	$(8)	$(18)
Integration costs	—	(3)	—	(5)
Realized and unrealized foreign currency losses	—	(1)	(3)	(4)
Other	(11)	(8)	(29)	(17)
Total adjustments	(16)	(24)	(40)	(44)
Interest expense, net	(84)	(76)	(161)	(153)
Income tax expense	(1)	(9)	(27)	(15)
Depreciation and amortization	(34)	(36)	(68)	(71)
Net loss	$(2)	$(22)	$(36)	$(40)

Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses. For the three and six months ended June 30, 2015, these items primarily include expenses from retention programs, losses on the disposal of assets and certain professional fees. For the three and six months ended June 30, 2014, these items primarily include expenses from retention programs, stock-based compensation expense and losses on the disposal of assets. Business realignment costs for the three and six months ended June 30, 2015 include costs related to certain in-process cost reduction programs. Business realignment costs for the three and six months ended June 30, 2014 include costs for environmental remediation at certain formerly owned locations and also include costs related to minor restructuring programs. Integration costs for the three and six months ended June 30, 2014 primarily represent integration costs associated with the previous integration of Hexion and MPM.
10. Summarized Financial Information of Unconsolidated Affiliate
Summarized financial information of the unconsolidated affiliate HAI as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014 is as follows:

	June 30, 2015	December 31, 2014
Current assets	$29	$38
Non-current assets	24	26
Current liabilities	14	16
Non-current liabilities	2	2

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$41	$49	$83	$94
Gross profit	16	12	33	23
Pre-tax income	9	8	19	15
Net income	9	8	18	15

11. Changes in Accumulated Other Comprehensive Income
Following is a summary of changes in “Accumulated other comprehensive income” for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$4	$7	$11	$—	$133	$133
Other comprehensive income (loss) before reclassifications, net of tax	—	13	13	—	(4)	(4)
Amounts reclassified from Accumulated other comprehensive loss, net of tax	—	—	—	—	—	—
Net other comprehensive income (loss)	—	13	13	—	(4)	(4)
Ending balance	$4	$20	$24	$—	$129	$129

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$4	$69	$73	$—	$130	$130
Other comprehensive loss before reclassifications, net of tax	—	(49)	(49)	—	(1)	(1)
Amounts reclassified from Accumulated other comprehensive loss, net of tax	—	—	—	—	—	—
Net other comprehensive loss	—	(49)	(49)	—	(1)	(1)
Ending balance	$4	$20	$24	$—	$129	$129

12. Income Taxes

The effective tax rate was (14)% and (47)% for the second quarter of 2015 and 2014, respectively. The effective tax rate was (150)% and (43)% for the first half of 2015 and 2014, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and losses among the various jurisdictions in which the Company operates. The effective tax rates were also impacted by operating losses generated in jurisdictions where no tax benefit was recognized due to the maintenance of a full valuation allowance.

For the three and six months ended June 30, 2015 and 2014, income tax expense relates primarily to income from certain foreign operations. Losses in the United States and certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to the maintenance of a full valuation allowance.

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

HEXION INC.
JUNE 30, 2015
CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0 and $16, respectively)	$181	$—	$143	$—	$324
Short-term investments	—	—	2	—	2
Accounts receivable, net	150	—	475	—	625
Intercompany accounts receivable	112	—	121	(233)	—
Intercompany loans receivable - current portion	21	—	40	(61)	—
Inventories:		—			—
Finished and in-process goods	106	—	161	—	267
Raw materials and supplies	44	—	63	—	107
Other current assets	28	—	34	—	62
Total current assets	642	—	1,039	(294)	1,387
Investment in unconsolidated entities	164	31	24	(177)	42
Deferred income taxes	—	—	15	—	15
Other assets, net	74	6	28	—	108
Intercompany loans receivable	1,268	29	107	(1,404)	—
Property and equipment, net	539	—	486	—	1,025
Goodwill	66	—	49	—	115
Other intangible assets, net	52	—	20	—	72
Total assets	$2,805	$66	$1,768	$(1,875)	$2,764
Liabilities and Deficit
Current liabilities:
Accounts payable	$145	$—	$280	$—	$425
Intercompany accounts payable	121	—	112	(233)	—
Debt payable within one year	—	—	75	—	75
Intercompany loans payable within one year	40	—	21	(61)	—
Interest payable	87	—	1	—	88
Income taxes payable	6	—	18	—	24
Accrued payroll and incentive compensation	27	—	31	—	58
Other current liabilities	69	—	53	—	122
Total current liabilities	495	—	591	(294)	792
Long-term liabilities:
Long-term debt	3,909	—	53	—	3,962
Intercompany loans payable	117	6	1,281	(1,404)	—
Accumulated losses of unconsolidated subsidiaries in excess of investment	536	177	—	(713)	—
Long-term pension and post employment benefit obligations	55	—	204	—	259
Deferred income taxes	10	—	8	—	18
Other long-term liabilities	116	—	52	—	168
Total liabilities	5,238	183	2,189	(2,411)	5,199
Total Hexion Inc. shareholder’s deficit	(2,433)	(117)	(419)	536	(2,433)
Noncontrolling interest	—	—	(2)	—	(2)
Total deficit	(2,433)	(117)	(421)	536	(2,435)
Total liabilities and deficit	$2,805	$66	$1,768	$(1,875)	$2,764

HEXION INC.
DECEMBER 31, 2014
CONDENSED CONSOLIDATING BALANCE SHEET

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0 and $16, respectively)	$23	$—	$149	$—	$172
Short-term investments	—	—	7	—	7
Accounts receivable, net	174	—	417	—	591
Intercompany accounts receivable	118	—	138	(256)	—
Intercompany loans receivable - current portion	265	—	43	(308)	—
Inventories:					—
Finished and in-process goods	117	—	173	—	290
Raw materials and supplies	46	—	64	—	110
Other current assets	36	—	37	—	73
Total current assets	779	—	1,028	(564)	1,243
Investment in unconsolidated entities	234	34	29	(249)	48
Deferred income taxes	—	—	18	—	18
Other assets, net	76	6	28	—	110
Intercompany loans receivable	1,046	28	17	(1,091)	—
Property and equipment, net	534	—	521	—	1,055
Goodwill	65	—	54	—	119
Other intangible assets, net	56	—	25	—	81
Total assets	$2,790	$68	$1,720	$(1,904)	$2,674
Liabilities and Deficit
Current liabilities:
Accounts payable	$142	$—	$284	$—	$426
Intercompany accounts payable	138	—	118	(256)	—
Debt payable within one year	26	—	73	—	99
Intercompany loans payable within one year	43	—	265	(308)	—
Interest payable	81	—	1	—	82
Income taxes payable	6	—	6	—	12
Accrued payroll and incentive compensation	34	—	33	—	67
Other current liabilities	69	—	66	—	135
Total current liabilities	539	—	846	(564)	821
Long term liabilities:
Long-term debt	3,674	—	61	—	3,735
Intercompany loans payable	36	6	1,049	(1,091)	—
Accumulated losses of unconsolidated subsidiaries in excess of investment	705	249	—	(954)	—
Long-term pension and post employment benefit obligations	59	—	219	—	278
Deferred income taxes	8	—	11	—	19
Other long-term liabilities	117	—	54	—	171
Total liabilities	5,138	255	2,240	(2,609)	5,024
Total Hexion Inc. shareholder’s deficit	(2,348)	(187)	(518)	705	(2,348)
Noncontrolling interest	—	—	(2)	—	(2)
Total deficit	(2,348)	(187)	(520)	705	(2,350)
Total liabilities and deficit	$2,790	$68	$1,720	$(1,904)	$2,674

HEXION INC.
THREE MONTHS ENDED JUNE 30, 2015
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$443	$—	$692	$(48)	$1,087
Cost of sales	398	—	575	(48)	925
Gross profit	45	—	117	—	162
Selling, general and administrative expense	25	—	51	—	76
Business realignment costs	1	—	4	—	5
Other operating expense, net	—	—	2	—	2
Operating income	19	—	60	—	79
Interest expense, net	83	—	1	—	84
Intercompany interest (income) expense, net	(20)	—	20	—	—
Other non-operating (income) expense, net	(32)	—	34	—	2
(Loss) income before income tax and earnings (losses) from unconsolidated entities	(12)	—	5	—	(7)
Income tax expense (benefit)	3	—	(2)	—	1
(Loss) income before earnings from unconsolidated entities	(15)	—	7	—	(8)
Earnings from unconsolidated entities, net of taxes	13	4	2	(13)	6
Net (loss) income	$(2)	$4	$9	$(13)	$(2)
Comprehensive income	$11	$5	$14	$(19)	$11

HEXION INC.
THREE MONTHS ENDED JUNE 30, 2014
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$595	$—	$804	$(62)	$1,337
Cost of sales	524	—	711	(62)	1,173
Gross profit	71	—	93	—	164
Selling, general and administrative expense	24	—	69	—	93
Business realignment costs	10	—	2	—	12
Other operating expense (income), net	2	—	(3)	—	(1)
Operating income	35	—	25	—	60
Interest expense, net	74	—	2	—	76
Intercompany interest (income) expense, net	(24)	—	24	—	—
Other non-operating expense (income), net	5	—	(2)	—	3
(Loss) income before income tax and earnings from unconsolidated entities	(20)	—	1	—	(19)
Income tax expense	2	—	7	—	9
Loss before earnings from unconsolidated entities	(22)	—	(6)	—	(28)
Earnings from unconsolidated entities, net of taxes	—	5	1	—	6
Net (loss) income	$(22)	$5	$(5)	$—	$(22)
Comprehensive (loss) income	$(26)	$5	$(11)	$6	$(26)

HEXION INC.
SIX MONTHS ENDED JUNE 30, 2015
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$908	$—	$1,355	$(97)	$2,166
Cost of sales	803	—	1,142	(97)	1,848
Gross profit	105	—	213	—	318
Selling, general and administrative expense	60	—	98	—	158
Business realignment costs	3	—	5	—	8
Other operating expense, net	4	—	6	—	10
Operating income	38	—	104	—	142
Interest expense, net	158	—	3	—	161
Intercompany interest (income) expense, net	(40)	—	40	—	—
Other non-operating expense (income), net	69	—	(70)	—	(1)
Loss before income tax and earnings (losses) from unconsolidated entities	(149)	—	131	—	(18)
Income tax (benefit) expense	(2)	—	29	—	27
Loss before earnings (losses) from unconsolidated entities	(147)	—	102	—	(45)
Earnings from unconsolidated entities, net of taxes	111	78	—	(180)	9
Net (loss) income	$(36)	$78	$102	$(180)	$(36)
Comprehensive (loss) income	$(85)	$79	$82	$(161)	$(85)

HEXION INC.
SIX MONTHS ENDED JUNE 30, 2014
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,173	$—	$1,576	$(119)	$2,630
Cost of sales	1,029	—	1,389	(119)	2,299
Gross profit	144	—	187	—	331
Selling, general and administrative expense	51	—	136	—	187
Business realignment costs	15	—	3	—	18
Other operating expense, net	3	—	—	—	3
Operating income	75	—	48	—	123
Interest expense, net	149	—	4	—	153
Intercompany interest (income) expense, net	(49)	—	49	—	—
Other non-operating expense, net	5	—	—	—	5
Loss before income tax and (losses) earnings from unconsolidated entities	(30)	—	(5)	—	(35)
Income tax (benefit) expense	(3)	—	18	—	15
Loss before (losses) earnings from unconsolidated entities	(27)	—	(23)	—	(50)
(Losses) earnings from unconsolidated entities, net of taxes	(13)	4	2	17	10
Net (loss) income	$(40)	$4	$(21)	$17	$(40)
Comprehensive (loss) income	$(41)	$4	$(18)	$14	$(41)

HEXION INC.
SIX MONTHS ENDED JUNE 30, 2015
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Hexion Inc.		Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(148)		$9	$176		$(9)	$28
Cash flows provided by (used in) investing activities
Capital expenditures	(42)		—	(37)		—	(79)
Proceeds from the sale of investments, net	—		—	4		—	4
Return of capital from subsidiary from sales of accounts receivable	151	(a)	—	—		(151)	—
	109		—	(33)		(151)	(75)
Cash flows (used in) provided by financing activities
Net short-term debt repayments	(5)		—	—		—	(5)
Borrowings of long-term debt	470		—	20		—	490
Repayments of long-term debt	(255)		—	(19)		—	(274)
Net intercompany loan (repayments) borrowings	(5)		—	5		—	—
Long-term debt and credit facility financing fees	(8)		—	—		—	(8)
Common stock dividends paid	—		(9)	—		9	—
Return of capital to parent from sales of accounts receivable	—		—	(151)	(a)	151	—
	197		(9)	(145)		160	203
Effect of exchange rates on cash and cash equivalents	—		—	(4)		—	(4)
Increase (decrease) in cash and cash equivalents	158		—	(6)		—	152
Cash and cash equivalents (unrestricted) at beginning of period	23		—	133		—	156
Cash and cash equivalents (unrestricted) at end of period	$181		$—	$127		$—	$308

(a)
During the six months ended June 30, 2015, Hexion Inc. contributed receivables of $151 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the six months ended June 30, 2015, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Hexion Inc. by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined non-guarantor subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and Hexion Inc., respectively.

HEXION INC.
SIX MONTHS ENDED JUNE 30, 2014
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Hexion Inc.		Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(270)		$6	$84		$(6)	$(186)
Cash flows provided by (used in) investing activities
Capital expenditures	(41)		—	(37)		—	(78)
Proceeds from sale of investments, net	—		—	3		—	3
Change in restricted cash			—	(2)		—	(2)
Capital contribution to subsidiary	(16)		(10)	—		26	—
Disbursement of affiliated loan	—		—	(50)		—	(50)
Repayment of affiliated loan	—		—	50		—	50
Acquisition of businesses	(52)			(12)			(64)
Return of capital from subsidiary from sales of accounts receivable	186	(a)	—	—		(186)	—
Investment in unconsolidated affiliates, net	—		—	(2)		—	(2)
	77		(10)	(50)		(160)	(143)
Cash flows (used in) provided by financing activities
Net short-term debt borrowings	—		—	27		—	27
Borrowings of long-term debt	115		—	45		—	160
Repayments of long-term debt	(69)		—	(48)			(117)
Net intercompany loan borrowings (repayments)	9		—	(9)		—	—
Capital contribution from parent	—		10	16		(26)	—
Common stock dividends paid	—		(6)	—		6	—
Return of capital to parent from sales of accounts receivable	—		—	(186)	(a)	186	—
	55		4	(155)		166	70
Effect of exchange rates on cash and cash equivalents	—		—	(1)		—	(1)
Decrease in cash and cash equivalents	(138)		—	(122)		—	(260)
Cash and cash equivalents (unrestricted) at beginning of period	170		—	209		—	379
Cash and cash equivalents (unrestricted) at end of period	$32		$—	$87		$—	$119

(a)
During the six months ended June 30, 2014, Hexion Inc. contributed receivables of $186 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the six months ended June 30, 2014, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Hexion Inc. by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined non-guarantor subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and Hexion Inc., respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in millions)
The following commentary should be read in conjunction with the audited Consolidated Financial Statements and the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Current Report on Form 8-K dated June 10, 2015, which revised the Consolidated Financial Statements and the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations within Items 7 and 8 of the Company’s 2014 Annual Report on Form 10-K to reflect management’s accounting methodology change for the Company’s pension and other non-pension postretirement benefit (“OPEB”) plans described in Note 2 to the unaudited Condensed Consolidated Financial Statements.
Within the following discussion, unless otherwise stated, “the second quarter of 2015” refers to the three months ended June 30, 2015, “the second quarter of 2014” refers to the three months ended June 30, 2014, “the first half of 2015” refers to the six months ended June 30, 2015 and “the first half of 2014” refers to the six months ended June 30, 2014.
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

Reportable Segments
The Company’s business segments are based on the products that we offer and the markets that we serve. At June 30, 2015, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins. A summary of the major products of the Company’s reportable segments follows:

•
Epoxy, Phenolic and Coating Resins: epoxy specialty resins, phenolic encapsulated substrates, versatic acids and derivatives, basic epoxy resins and intermediates, phenolic specialty resins and molding compounds, polyester resins, acrylic resins and vinylic resins

•	Forest Products Resins: forest products resins and formaldehyde applications
2015 Overview
Following are highlights from our results of operations for the six months ended June 30, 2015 and 2014:

	2015	2014	$ Change	% Change
Statements of Operations:
Net sales	$2,166	$2,630	$(464)	(18)%
Gross profit	318	331	(13)	(4)%
Operating income	142	123	19	15%
Loss before income tax	(18)	(35)	17	49%
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$173	$157	$16	10%
Forest Products Resins	123	128	(5)	(4)%
Corporate and Other	(36)	(42)	6	14%
Total	$260	$243	$17	7%

•
Net Sales—Net sales for the first half of 2015 were $2.2 billion, a decrease of 18% compared with $2.6 billion in the first half of 2014. The decline in net sales was primarily driven by the combination of the strengthening of the U.S. dollar against most other currencies and the global decline in oil and raw material prices, which has led to lower demand and volumes in our oilfield business and an overall reduction in selling prices across many of our businesses due to the pass through of raw material cost reductions to our customers. These decreases are partially offset by increases in our specialty epoxy business, driven by increasing demand in the China wind energy market. On a constant currency basis, net sales would have decreased by 9%.

•
Segment EBITDA—For the first half of 2015, Segment EBITDA was $260, an increase of 7% compared with $243 in the first half of 2014. The increase in Segment EBITDA was primarily driven by strong growth in our specialty epoxy business, as well as modest growth in our base epoxy resins and in our North American and Latin American forest products resins businesses. This growth was partially offset by decreases in our oilfield business and the impact of the U.S. dollar strengthening against most other currencies. On a constant currency basis, Segment EBITDA would have increased 18%.

•
On April 15, 2015, we issued $315 aggregate principal amount of 10.00% First-Priority Senior Secured Notes due 2020 (the “New First Lien Notes”). We used the net proceeds to redeem or repay all $40 of our outstanding 8.375% Sinking Fund Debentures due 2016 (the “Sinking Fund Debentures”), and to repay all amounts outstanding under the ABL Facility at the closing of the offering. The remaining proceeds from the offering provided incremental liquidity, bringing our total liquidity to $634 as of June 30, 2015. Collectively, these transactions are referred to as the “2015 Refinancing Transactions”.

•
In July 2015, the supplier disruption that began in late 2014 that negatively impacted our European versatic acid and dispersions businesses was resolved and production has resumed at the impacted facility. We have received insurance recoveries in the first half of 2015 related to this disruption and we continue to proactively pursue additional recoveries.

•
In the fourth quarter of 2014, we began to implement new restructuring and cost reduction programs, which are expected to generate savings of approximately $21 in 2015 and annual savings of $31 once fully implemented. During the first half of 2015, we realized approximately $9 of savings under these and other initiatives, and as of June 30, 2015 we had approximately $21 of in-process savings that we expect to be achieved over the next 12 to 18 months.

•
We continued to make progress on future growth initiatives, including the expansion of our forest products resins manufacturing capacity in Brazil and construction of two new formaldehyde plants in North America.

Facility Location	Type	Estimated Completion Date	Manufacturing Capacity
Curitiba, Brazil	Facility expansion	Q3 2015	150k MT/year
Geismar, LA	Facility expansion	Q4 2015	216k MT/year
Luling, LA	New facility	Q1 2016	216k MT/year

Short-term Outlook
During the remainder of 2015, we expect continued growth in our epoxy specialty and forest products businesses due to strong demand in China wind energy and continuing modest growth in U.S. housing starts, respectively. Additionally, we expect volumes in our European versatic acid and dispersions businesses to benefit in the second half of 2015 from the resolution of the supplier disruption that impacted these businesses since late 2014. This growth is expected to be partially offset by decreases in natural gas and oil drilling activity, as well as continued flat demand in Europe and expected economic volatility in Latin America. We also expect weaker global currencies to continue to negatively impact our results. In addition, while we expect our base epoxy business to remain below historical levels of profitability during 2015, we expect continued improvement as compared to 2014.
Over the past few quarters, oil prices and raw material costs have been volatile and decreasing. We expect the decline in oil prices to continue to negatively impact sales volumes and earnings in our oilfield business due to the corresponding decline in natural gas and oil drilling activity. But, we expect this negative impact to be offset by the positive effect of declining raw material prices, as a substantial number of our raw material inputs are petroleum-based and their prices fluctuate with the price of oil. In addition, we expect such declines in oil prices and raw material costs to have a positive impact on our working capital during 2015.
In July 2015, the supplier disruption that began in October 2014 which negatively impacted our European versatic acid and dispersions businesses was resolved and production has successfully restarted at the impacted facility. We expect the overall negative impact of this disruption to be $55 to $60, which includes a $25 to $30 negative impact on our Segment EBITDA in 2015. We have received insurance recoveries of $15 in the first half of 2015 for a portion of these losses and we ultimately expect to recover a substantial portion of the total losses related to this disruption.
As part of our continued focus on productivity, we continue to execute our new cost savings program, which began in late 2014 and will structurally enhance our manufacturing and administrative cost profile over the next 12 to 18 months. We expect to realize approximately $21 of savings from this cost savings program during 2015 and annual savings of $31 once fully implemented.
Matters Impacting Comparability of Results
Raw Material Prices
Raw materials comprise approximately 70% of our cost of sales. The three largest raw materials used in our production processes are phenol, methanol and urea. These materials represent about half of our total raw material costs. Fluctuations in energy costs, such as volatility in the price of crude oil and related petrochemical products, as well as the cost of natural gas have historically caused volatility in our raw material and utility costs. The average prices of phenol, methanol and urea decreased by approximately 29%, 26% and 13%, respectively, in the first half of 2015 compared to the first half of 2014. The impact of passing through raw material price changes to customers can result in significant variances in sales comparisons from year to year.
Other Comprehensive Income
Our other comprehensive income is significantly impacted by foreign currency translation and also impacted by defined benefit pension and postretirement benefit adjustments. The impact of foreign currency translation is driven by the translation of assets and liabilities of our foreign subsidiaries which are denominated in functional currencies other than the U.S. dollar. The primary assets and liabilities driving the adjustments are cash and cash equivalents; accounts receivable; inventory; property, plant and equipment; accounts payable; pension and other postretirement benefit obligations and certain intercompany loans payable and receivable. The primary currencies in which these assets and liabilities are denominated are the euro, Brazilian real, Canadian dollar and Australian dollar. The impact of defined benefit pension and postretirement benefit adjustments is primarily driven by unrecognized prior service cost related to our defined benefit and other postretirement benefit plans, as well as the subsequent amortization of these amounts from accumulated other comprehensive income in periods following the initial recording of such items.
Pension and OPEB Accounting Policies
Change in Pension and OPEB Accounting Policies
We have elected to change our accounting policies related to the recognition of gains and losses for pension and other non-pension postretirement benefit (“OPEB”) plans to a more preferable policy under U.S. GAAP. Specifically, such gains and losses historically recognized as a component of “Other comprehensive income (loss)”, and amortized into net income (loss) in future periods, will be recognized in earnings in the period in which they occur. In addition, we have changed our policy for recognizing expected returns on plan assets from a market-related value method (based on a five-year smoothing of asset returns), to a fair value method whereby the expected returns on assets are recognized annually.
Under the new policies, upon the annual remeasurement of our pension and OPEB plans in the fourth quarter, or on an interim basis as triggering events warrant remeasurement, we will immediately recognize gains and losses as a mark-to-market (“MTM”) gain or loss through earnings. As such, under the new policies, our net periodic pension and OPEB expense recognized on a quarterly basis will consist of:
•Service cost, interest cost, expected return on plan assets, amortization of prior service cost/credits; and

•	MTM adjustments recognized annually in the fourth quarter upon remeasurement of pension and OPEB liabilities or when triggering events warrant remeasurement.

We believe that these changes are preferable as they provide greater transparency of our economic obligations in accounting results and better alignment with fair value accounting principles by recognizing the effects of economic and interest rate changes on pension and OPEB assets and liabilities in the year in which the gains and losses are incurred.
The impact of these pension and OPEB accounting policy changes was applied through retrospective application of the new policies to all periods presented. Accordingly, all relevant information three and six months ended June 30, 2014 have been adjusted to reflect the application of the changes. The effects of the aforementioned accounting policy changes to the unaudited Consolidated Statements of Operations are as follows:

Effect of Accounting Changes Increase (Decrease)	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Cost of sales	$(1)	$(4)
Selling, general and administrative expense	(2)	(4)
Income tax expense	(2)	(6)
Segment EBITDA	3	6
There were no MTM adjustments for the three and six months ended June 30, 2015 and 2014.
Results of Operations
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2015		2014
	$	% of Net Sales	$	% of Net Sales
Net sales	$1,087	100%	$1,337	100%
Cost of sales	925	85%	1,173	88%
Gross profit	162	15%	164	12%
Selling, general and administrative expense	76	7%	93	7%
Business realignment costs	5	1%	12	1%
Other operating expense, net	2	—%	(1)	—%
Operating income	79	7%	60	4%
Interest expense, net	84	8%	76	6%
Other non-operating expense, net	2	—%	3	—%
Total non-operating expense	86	8%	79	6%
Loss before income tax and earnings from unconsolidated entities	(7)	(1)%	(19)	(2)%
Income tax expense	1	—%	9	1%
Loss before earnings from unconsolidated entities	(8)	(1)%	(28)	(3)%
Earnings from unconsolidated entities, net of taxes	6	1%	6	—%
Net loss	$(2)	—%	$(22)	(3)%
Other comprehensive income (loss)	$13		$(4)
Three Months Ended June 30, 2015 vs. Three Months Ended June 30, 2014
Net Sales
In the second quarter of 2015, net sales decreased by $250, or 19%, compared to the second quarter of 2014. Volume decreases negatively impacted net sales by $17, and were primarily driven by reduced volumes in our oilfield business, which was the result of lower natural gas and oil drilling activity caused by a decrease in oil prices. Also contributing to the overall volume decrease was lower volumes in our versatic acid business primarily due to the impact of a supplier disruption in our European versatic acid business, as well as lower volumes in our base epoxy business primarily due to a customer plant closure in late 2014 and operational issues at certain manufacturing facilities. These decreases were partially offset by volume increases in our epoxy specialty business, driven by increasing demand in the China wind energy market, as well as volume increases in our North American and Latin American forest products resins businesses, driven by modest increases in U.S. housing construction and increases in the furniture, housing construction and industrial markets in South America, respectively. Pricing had a negative impact of $105 due to raw material price decreases passed through to customers in most of our businesses, as well as competitive pricing pressures in our oilfield business. In addition, foreign currency translation negatively impacted net sales by $128, primarily as a result of the strengthening of the U.S. dollar against the euro, Brazilian real and Canadian dollar in the second quarter of 2015 compared to the second quarter of 2014.

Gross Profit
In the second quarter of 2015, gross profit decreased by $2 compared to the second quarter of 2014. As a percentage of sales, gross profit increased by 3%, primarily due to favorable raw material deflation and raw material productivity initiatives, which outpaced the negative impact of competitive pricing pressures discussed above.
Operating Income
In the second quarter of 2015, operating income increased by $19 compared to the second quarter of 2014, primarily due to decreases in selling, general and administrative expense and business realignment costs of $17 and $7, respectively. The decrease in selling, general and administrative expense was due primarily to lower compensation and benefits expense driven by our recent cost savings and productivity actions, as well as insurance recoveries of $6 related to the supplier plant disruption in our European versatic acid business. The decrease in business realignment costs was due primarily to a decrease in costs related to environmental remediation at certain formerly owned locations. These decreases were partially offset by the decrease in gross profit of $2 discussed above and an increase of $3 in other operating expense due to an increase in losses recognized on the disposal of certain assets.
Non-Operating Expense
In the second quarter of 2015, total non-operating expense increased by $7 compared to the second quarter of 2014, due to an increase in interest expense caused by higher average debt levels.
Income Tax Expense

The effective tax rate was (14)% and (47)% for the second quarter of 2015 and 2014, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and losses among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating losses generated in jurisdictions where no tax benefit was recognized due to the maintenance of a full valuation allowance.

For the second quarter of 2015 and 2014, income tax expense relates primarily to income from certain foreign operations. Losses in the United States and certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to the maintenance of a full valuation allowance.
Other Comprehensive Income (Loss)
For the second quarter of 2015, foreign currency translation positively impacted other comprehensive income by $13, primarily due to the weakening of the U.S. dollar against the euro, Brazilian real and Canadian dollar.
For the second quarter of 2014, foreign currency translation negatively impacted other comprehensive loss by $4, primarily due to the strengthening of the U.S. dollar against the Australian dollar, and Brazilian real, partially offset by the weakening of the U.S. dollar against the euro.

	Six Months Ended June 30,
	2015		2014
	$	% of Net Sales	$	% of Net Sales
Net sales	$2,166	100%	$2,630	100%
Cost of sales	1,848	85%	2,299	87%
Gross profit	318	15%	331	13%
Selling, general and administrative expense	158	7%	187	7%
Business realignment costs	8	—%	18	1%
Other operating expense, net	10	1%	3	—%
Operating income	142	7%	123	5%
Interest expense, net	161	8%	153	6%
Other non-operating expense, net	(1)	—%	5	—%
Total non-operating expense	160	8%	158	6%
Loss before income tax and earnings from unconsolidated entities	(18)	(1)%	(35)	(1)%
Income tax expense	27	1%	15	1%
Loss before earnings from unconsolidated entities	(45)	(2)%	(50)	(2)%
Earnings from unconsolidated entities, net of taxes	9	—%	10	—%
Net loss	$(36)	(2)%	$(40)	(2)%
Other comprehensive loss	$(49)		$(1)

Six Months Ended June 30, 2015 vs. Six Months Ended June 30, 2014
Net Sales
In the first half of 2015, net sales decreased by $464, or 18%, compared to the first half of 2014. Volume decreases negatively impacted net sales by $66, and were primarily driven by reduced volumes in our oilfield business, which was the result of lower natural gas and oil drilling activity caused by a decrease in oil prices. Also contributing to the overall volume decrease was lower volumes in our versatic acid business primarily due to the impact of a supplier disruption in our European versatic acid business, as well as lower volumes in our base epoxy business primarily due to a customer plant closure in late 2014 and operational issues at certain manufacturing facilities. These decreases were partially offset by volume increases in our epoxy specialty business, driven by increasing demand in the China wind energy market, as well as volume increases in our North American and Latin American forest products resins businesses, driven by modest increases in U.S. housing construction and increases in the furniture, housing construction and industrial markets in South America, respectively. Pricing had a negative impact of $177 due to raw material price decreases passed through to customers in most of our businesses, as well as competitive pricing pressures in our oilfield business and unfavorable product mix and in our base epoxy business. In addition, foreign currency translation negatively impacted net sales by $221, primarily as a result of the strengthening of the U.S. dollar against the euro, Brazilian real and Canadian dollar in the first half of 2015 compared to the first half of 2014.
Gross Profit
In the first half of 2015, gross profit decreased by $13 compared to the first half of 2014. As a percentage of sales, gross profit increased by 2%, primarily due to favorable raw material deflation and raw material productivity initiatives, which outpaced the negative impact of competitive pricing pressures discussed above.
Operating Income
In the first half of 2015, operating income increased by $19 compared to the first half of 2014, primarily due to decreases in selling, general and administrative expense and business realignment costs of $29 and $10, respectively. The decrease in selling, general and administrative expense was due primarily to lower compensation and benefits expense driven by our recent cost savings and productivity actions and lower professional service costs, as well as insurance recoveries of $15 related to the supplier plant disruption in our European versatic acid business. The decrease in business realignment costs was due primarily to a decrease in costs related to environmental remediation at certain formerly owned locations. These decreases were partially offset by the decrease in gross profit of $13 discussed above and an increase of $7 in other operating expense due to an increase in losses recognized on the disposal of certain assets.
Non-Operating Expense
In the first half of 2015, total non-operating expense increased by $2 compared to the first half of 2014, primarily due to an increase in interest expense of $8 compared to the prior year caused by higher average debt levels. This increase was partially offset by lower realized and unrealized foreign currency transaction losses.
Income Tax Expense

The effective tax rate was (150)% and (43)% for the first half of 2015 and 2014, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and losses among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating losses generated in jurisdictions where no tax benefit was recognized due to the maintenance of a full valuation allowance.

For the first half of 2015 and 2014, income tax expense relates primarily to income from certain foreign operations. Losses in the United States and certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to the maintenance of a full valuation allowance.
Other Comprehensive Loss
For the first half of 2015, foreign currency translation negatively impacted other comprehensive income by $49, primarily due to the strengthening of the U.S. dollar against the euro, Brazilian real, Australian dollar and Canadian dollar.
For the first half of 2014, foreign currency translation negatively impacted other comprehensive income by $1, primarily due to the strengthening of the U.S. dollar against the Australian dollar and Brazilian real, partially offset by the weakening of the U.S. dollar against the euro.
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

As discussed in Note 9 to the unaudited Condensed Consolidated Financial Statements, in 2015 we modified the components of Corporate and Other to include certain shared service and administrative functional costs that were previously allocated to our reportable segments. Accordingly, for comparative purposes, we have recasted our Segment EBITDA results to include these costs within Corporate and Other for all prior periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Sales (1):
Epoxy, Phenolic and Coating Resins	$683	$862	$1,357	$1,679
Forest Products Resins	404	475	809	951
Total	$1,087	$1,337	$2,166	$2,630

Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$88	$77	$173	$157
Forest Products Resins	62	66	123	128
Corporate and Other	(17)	(20)	(36)	(42)
Total	$133	$123	$260	$243

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.
Three Months Ended June 30, 2015 vs. Three Months Ended June 30, 2014 Segment Results
Following is an analysis of the percentage change in sales by segment from the three months ended June 30, 2014 to the three months ended June 30, 2015:

	Volume	Price/Mix	Currency Translation	Total
Epoxy, Phenolic and Coating Resins	(5)%	(6)%	(10)%	(21)%
Forest Products Resins	6%	(12)%	(9)%	(15)%
Epoxy, Phenolic and Coating Resins
Net sales in the second quarter of 2015 decreased by $179, or 21%, when compared to the second quarter of 2014. Lower volumes negatively impacted net sales by $46, which were primarily driven by decreased volumes within our oilfield and versatic acid businesses, as well as volume decreases related to certain products within our base epoxy and dispersions businesses. These decreases were partially offset by higher volumes in our epoxy specialty business. Volume decreases in our oilfield business were a result of reduced natural gas and oil drilling activity as a result of lower oil prices, decreases in volumes in our versatic acid and dispersions businesses were primarily driven by the impact of a supplier disruption in our European versatic acid business and decreases in volumes in our base epoxy business was primarily due to a customer plant closure in late 2014 and operational issues at certain manufacturing facilities. Increases in volumes in our epoxy specialty business were driven by improving demand in the China wind energy market. Pricing had a negative impact of $50, which was primarily due to raw material price decreases passed through to customers, as well as unfavorable product mix and competitive pricing pressures in our oilfield business. Foreign exchange translation negatively impacted net sales by $83, primarily due to the strengthening of the U.S. dollar against the euro in the second quarter of 2015 compared to the second quarter of 2014.
Segment EBITDA in the second quarter of 2015 increased by $11 to $88 compared to the second quarter of 2014. This increase is primarily due to strong volume growth and raw material deflation in our epoxy specialty business, as well lower raw material prices which resulted in favorable lead/lag in our base epoxy business. These increases more than offset the declines in our oilfield business and unfavorable foreign exchange impacts discussed above. The negative impact of the supplier plant disruption in our European versatic acid business was partially offset by related insurance recoveries.
Forest Products Resins
Net sales in the second quarter of 2015 decreased by $71, or 15%, when compared to the second quarter of 2014. Higher volumes positively impacted net sales by $29, and were primarily driven by volume increases in our North American forest products resins business which were primarily due to modest increases in U.S. housing construction, as well as increases in our Latin American forest products resins business, which were driven by increases in the furniture, housing construction and industrial markets in this region. These increases were partially offset by volume decreases in certain industrial markets within our North American formaldehyde business due to a decrease in oil prices and associated reduction in natural gas and oil drilling activity. Pricing had a negative impact of $55, which was primarily due to raw material price decreases passed through to customers and unfavorable product mix in our North American formaldehyde business. Foreign exchange translation negatively impacted net sales by $45, primarily due to the strengthening of the U.S. dollar against the Brazilian real, Canadian dollar and the euro in the second quarter of 2015 compared to the second quarter of 2014.
Segment EBITDA in the second quarter of 2015 decreased by $4 to $62 compared to the second quarter of 2014. This decrease is primarily due to the negative impact of foreign exchange translation discussed above, partially offset by the volume increases discussed above and increases in raw material productivity.

Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions, unallocated foreign exchange gains and losses and legacy company costs not allocated to continuing segments. Corporate and Other charges decreased by $3 to $17 compared to the second quarter of 2014 due primarily to lower compensation and benefits expense driven by our recent cost savings actions.
Six Months Ended June 30, 2015 vs. Six Months Ended June 30, 2014 Segment Results
Following is an analysis of the percentage change in sales by segment from the six months ended June 30, 2014 to the six months ended June 30, 2015:

	Volume	Price/Mix	Currency Translation	Total
Epoxy, Phenolic and Coating Resins	(5)%	(5)%	(9)%	(19)%
Forest Products Resins	2%	(9)%	(8)%	(15)%
Epoxy, Phenolic and Coating Resins
Net sales in the first half of 2015 decreased by $322, or 19%, when compared to the first half of 2014. Lower volumes negatively impacted net sales by $86, which were primarily driven by decreased volumes within our oilfield and versatic acid businesses, as well as volume decreases related to certain products within our base epoxy and dispersions businesses. These decreases were partially offset by higher volumes in our epoxy specialty business. Volume decreases in our oilfield business were a result of reduced natural gas and oil drilling activity as a result of lower oil prices, decreases in volumes in our versatic acid and dispersions businesses were primarily driven by the impact of a supplier disruption in our European versatic acid business and decreases in volumes in our base epoxy business was primarily due to a customer plant closure in late 2014 and operational issues at certain manufacturing facilities. Increases in volumes in our epoxy specialty business were driven by improving demand in the China wind energy market. Pricing had a negative impact of $90, which was primarily due to raw material price decreases passed through to customers, as well as unfavorable product mix and competitive pricing pressures in our oilfield business. Foreign exchange translation negatively impacted net sales by $146, primarily due to the strengthening of the U.S. dollar against the euro and the Canadian dollar in the first half of 2015 compared to the first half of 2014.
Segment EBITDA in the first half of 2015 increased by $16 to $173 compared to the first half of 2014. This increase is primarily due to strong volume growth and raw material deflation in our epoxy specialty business, as well lower raw material prices which resulted in favorable lead/lag in our base epoxy business. These increases more than offset the declines in our oilfield business and unfavorable foreign exchange impacts discussed above. The majority of the negative impact of the supplier plant disruption in our European versatic acid business was offset by related insurance recoveries.
Forest Products Resins
Net sales in the first half of 2015 decreased by $142, or 15%, when compared to the first half of 2014. Higher volumes positively impacted net sales by $20, were primarily driven by volume increases in our North American forest products resins business which were primarily due to modest increases in U.S. housing construction, as well as increases in our Latin American forest products resins business, which were driven by increases in the furniture, housing construction and industrial markets in this region. These increases were partially offset by volume decreases in certain industrial markets within our North American formaldehyde business due to a decrease in oil prices and associated reduction in natural gas and oil drilling activity. Pricing had a negative impact of $87, which was primarily due to raw material price decreases passed through to customers and unfavorable product mix in our North American formaldehyde business. Foreign exchange translation negatively impacted net sales by $75, primarily due to the strengthening of the U.S. dollar against the Brazilian real, Canadian dollar and the euro in the first half of 2015 compared to the first half of 2014.
Segment EBITDA in the first half of 2015 decreased by $5 to $123 compared to the first half of 2014. This decrease is primarily due to the negative impact of foreign exchange translation discussed above, partially offset by the volume increases discussed above and increases in raw material productivity.
Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions, unallocated foreign exchange gains and losses and legacy company costs not allocated to continuing segments. Corporate and Other charges decreased by $6 compared to the first half of 2014 due primarily to lower compensation and benefits expense driven by our recent cost savings actions.

Reconciliation of Segment EBITDA to Net Loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$88	$77	$173	$157
Forest Products Resins	62	66	123	128
Corporate and Other	(17)	(20)	(36)	(42)
Total	$133	$123	$260	$243

Reconciliation:
Items not included in Segment EBITDA
Business realignment costs	$(5)	$(12)	$(8)	$(18)
Integration costs	—	(3)	—	(5)
Realized and unrealized foreign currency losses	—	(1)	(3)	(4)
Other	(11)	(8)	(29)	(17)
Total adjustments	(16)	(24)	(40)	(44)
Interest expense, net	(84)	(76)	(161)	(153)
Income tax expense	(1)	(9)	(27)	(15)
Depreciation and amortization	(34)	(36)	(68)	(71)
Net loss	$(2)	$(22)	$(36)	$(40)
 Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses. For the three and six months ended June 30, 2015, these items primarily include expenses from retention programs, losses on the disposal of assets and certain professional fees. For the three and six months ended June 30, 2014, these items primarily include expenses from retention programs, stock-based compensation expense and losses on the disposal of assets. Business realignment costs for the three and six months ended June 30, 2015 include costs related to certain in-process cost reduction programs. Business realignment costs for the three and six months ended June 30, 2014 include costs for environmental remediation at certain formerly owned locations and also include costs related to minor restructuring programs. Integration costs for the three and six months ended June 30, 2014 primarily represent integration costs associated with the previous integration of Hexion and MPM.
Liquidity and Capital Resources
We are a highly leveraged company. Our primary sources of liquidity are cash flows generated from operations and availability under the ABL Facility. Our primary liquidity requirements are interest, working capital and capital expenditures.

At June 30, 2015, we had $4,037 of outstanding debt and $634 in liquidity consisting of the following:
•$308 of unrestricted cash and cash equivalents (of which $127 is maintained in foreign jurisdictions);

•	$2 of short-term investments;

•	$290 of borrowings available under our ABL Facility ($327 borrowing base less $37 of outstanding letters of credit); and

•	$34 of time drafts and borrowings available under credit facilities at certain international subsidiaries
As adjusted for the ABL amendment effective July 27, 2015, our liquidity would have been $706 as of June 30, 2015.
We do not believe there is any risk to funding our liquidity requirements in any particular jurisdiction for the next twelve months.
Our net working capital (defined as accounts receivable and inventories less accounts payable) at June 30, 2015 and December 31, 2014 was $574 and $565, respectively. A summary of the components of our net working capital as of June 30, 2015 and December 31, 2014 is as follows:

	June 30, 2015	% of LTM Net Sales	December 31, 2014	% of LTM Net Sales
Accounts receivable	$625	13%	$591	12%
Inventories	374	8%	400	7%
Accounts payable	(425)	(9)%	(426)	(8)%
Net working capital	$574	12%	$565	11%

Net working capital remained relatively flat from December 31, 2014. Working capital was impacted by an increase in volumes, offset by the impact of foreign currency translation and raw material cost deflation. The increase in accounts receivable was due primarily to sales mix within our certain businesses to customers with longer credit terms. To minimize the impact of seasonal changes in net working capital on cash flows, we continue to review inventory safety stock levels, focus on accelerating receivable collections by offering incentives to customers to encourage early payment or through the sale of receivables at a discount and negotiate with vendors to contractually extend payment terms whenever possible.
We periodically borrow from the ABL Facility to support our short-term liquidity requirements, particularly when net working capital requirements increase in response to the seasonality of our volumes in the summer months. As of June 30, 2015, there were no outstanding borrowings under the ABL Facility.
2015 Refinancing Transactions
In April 2015, we issued $315 aggregate principal amount of the New First Lien Notes. We used the net proceeds to redeem or repay all $40 of our outstanding Sinking Fund Debentures, and to repay all amounts outstanding under the ABL Facility at the closing of the offering. The remaining proceeds from the offering provided incremental liquidity.

Additionally, on July 27, 2015, we finalized an amendment to its ABL Facility, under which certain of the Company’s subsidiaries are borrowers, to (i) add one of its German subsidiaries as a borrower and one of its German subsidiaries as a guarantor and (ii) expand its borrowing base to include certain machinery and equipment in certain foreign jurisdictions, subject to customary reserves.
Short-term Outlook
The following factors will impact 2015 cash flows:

•	Interest and Income Taxes: We expect cash outflows in 2015 related to interest payments on our debt of $310 and income tax payments estimated at $22.

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

•	Net Working Capital: We anticipate a decrease in working capital during 2015, as compared to 2014. We expect a decrease in the second half of 2015 due to seasonality of demand.
We plan to fund these significant outflows with available cash and cash equivalents, cash from operations, the additional liquidity provided by the 2015 Refinancing Transactions and, if necessary, through available borrowings under our ABL Facility. Based on our liquidity position as of June 30, 2015 and projections of operating cash flows in 2015, we believe we have sufficient liquidity to fund continuing operations for the next twelve months.
Sources and Uses of Cash
Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
	2015	2014
Sources (uses) of cash:
Operating activities	$28	$(186)
Investing activities	(75)	(143)
Financing activities	203	70
Effect of exchange rates on cash flow	(4)	(1)
Net increase (decrease) in cash and cash equivalents	$152	$(260)
Operating Activities
In the first half of 2015, operations provided $28 of cash. Net loss of $36 included $73 of net non-cash expense items, of which $68 was for depreciation and amortization, $1 was for unrealized foreign currency losses and $3 of deferred taxes. Net working capital used $32, as compared to $214 of cash used in the first half of 2014. The change was due to the decrease in net sales and raw material costs in the first half of 2015 and the related impact on the components of net working capital. Changes in other assets and liabilities and income taxes payable provided $23 due to the timing of when items were expensed versus paid, which primarily included interest expense, employee retention programs, pension plan contributions and taxes.

In the first half of 2014, operations used $186 of cash. Net loss of $40 included $74 of net non-cash expense items, of which $71 was for depreciation and amortization and $8 was for unrealized foreign currency losses. Working capital (defined as accounts receivable and inventories less accounts payable) used $214, which was driven by increases in accounts receivable of $116 and inventory of $122 due to seasonality-driven sequential sales volume increases, which were partially offset by an increase in accounts payable of $24, driven by the same factors. Changes in other assets and liabilities and income taxes payable used $6 due to the timing of when items were expensed versus paid, which primarily included interest expense, employee retention programs, pension plan contributions and taxes.
Investing Activities
In the first half of 2015, investing activities used $75 of cash. We spent $79 for capital expenditures, which primarily related to plant expansions, improvements and maintenance related capital expenditures. Additionally, the sale of certain investments provided cash of $4.
In the first half of 2014, investing activities used $143 of cash. We spent $78 for capital expenditures, which primarily related to plant expansions, improvements and maintenance related capital expenditures. We also used cash of $52 for the acquisition of a manufacturing facility in Shreveport, Louisiana and $12 of cash to purchase a subsidiary of MPM. We extended a loan to an unconsolidated affiliate which resulted in a $50 decrease in cash, which was offset by the subsequent $50 repayment of the loan by the unconsolidated affiliate. Additionally, we generated cash of $3 from the sale of debt securities, and the change in restricted cash provided $2.
Financing Activities
In the first half of 2015, financing activities provided $203 of cash. Net short-term debt repayments were $5, and net long-term debt borrowings were $216, which primarily consisted of proceeds from the issuance of an aggregate principal amount of $315 New First Lien Notes, which was partially offset by the redemption or repayment of approximately $40 of our outstanding Sinking Fund Debentures and all amounts outstanding on the ABL Facility. We also paid $8 of financing fees related to these transactions.
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

The ABL Facility, which is subject to a borrowing base, does not have any financial maintenance covenant other than a minimum fixed charge coverage ratio of 1.0 to 1.0 that would only apply if our availability under the ABL Facility at any time is less than the greater of (a) $40 and (b) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time. The fixed charge coverage ratio under the credit agreement governing the ABL Facility is generally defined as the ratio of (a) Adjusted EBITDA minus non-financed capital expenditures and cash taxes to (b) debt service plus cash interest expense plus certain restricted payments, each measured on an LTM basis. At June 30, 2015, our availability under the ABL Facility exceeded such levels; therefore, the minimum fixed charge covenant ratio did not apply. As of June 30, 2015, we were in compliance with all covenants that govern the ABL Facility. We do not believe that a covenant default under the ABL Facility is reasonably likely to occur in the foreseeable future.
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

June 30, 2015
LTM Period
Net loss	$(220)
Income tax expense	35
Interest expense, net	316
Depreciation and amortization	141
EBITDA	272
Adjustments to EBITDA:
Business realignment costs (1)	36
Realized and unrealized foreign currency losses	31
Unrealized loss on pension and postretirement benefits (2)	91
Other (3)	61
Cost reduction programs savings (4)	21
Adjusted EBITDA	$512
Pro forma fixed charges (5)	$322
Ratio of Adjusted EBITDA to Fixed Charges (6)	1.59

(1)	Represents headcount reduction expenses and plant rationalization costs related to cost reduction programs and other costs associated with business realignments.

(2)	Represents non-cash losses resulting from pension and postretirement benefit plan liability remeasurements.

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

(5)	Reflects pro forma interest expense based on interest rates at June 30, 2015, as if the 2015 Refinancing Transactions had taken place at the beginning of the period.

(6)
The Company’s ability to incur additional indebtedness, among other actions, is restricted under the indentures governing certain notes, unless the Company has an Adjusted EBITDA to Fixed Charges ratio of 2.0 to 1.0. As of June 30, 2015, we did not satisfy this test. As a result, we are subject to restrictions on our ability to incur additional indebtedness and to make investments; however, there are exceptions to these restrictions, including exceptions that permit indebtedness under our ABL Facility (available borrowings of which were $290 at June 30, 2015).

Recently Issued Accounting Standards
In May, 2014, the FASB issued Accounting Standards Board Update No. 2014-09: Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes the existing revenue recognition guidance and most industry-specific guidance applicable to revenue recognition. According to the new guidance, an entity will apply a principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The revised effective date for ASU 2014-09 is for annual and interim periods beginning on or after December 15, 2017, and early adoption will be permitted for annual and interim periods beginning on or after December 15, 2016. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in ASU 2014-09. We are currently assessing the potential impact of ASU 2014-09 on our financial statements.

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

In April 2015, the FASB issued Accounting Standards Board Update No. 2015-03: Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, and also requires that the amortization of such costs be reported as interest expense. The guidance is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period, and early adoption is permitted. Based on unamortized debt issuance costs as of June 30, 2015, the Company estimates approximately $60 of debt issuance costs would be reclassified from “Other long-term assets” to “Long term debt” within the Company’s Consolidated Balance Sheets.
In July 2015, the FASB issued Accounting Standards Board Update No. 2015-11: Simplifying the Measurement of Inventory (Topic 330) (“ASU 2015-11”) as part of the overall FASB simplification initiative. ASU 2015-11 replaces the existing concept of market value of inventory (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin) with the single measurement of net realizable value. The guidance is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently assessing the potential impact of ASU 2015-11 on its financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no material developments during the first six months of 2015 on the matters we have previously disclosed about quantitative and qualitative market risk in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2015. Based upon that evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2015.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II

Item 1.	Legal Proceedings
There have been no other material developments during the second quarter of 2015 in any of the ongoing legal proceedings that are included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 1A.	Risk Factors
There have been no material changes during the first six months of 2015 in the risk factors that were included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
This item is not applicable to the registrant.

Item 5.	Other Information
None.

Item 6.    Exhibits

10.1†	Summary of Terms of Employment between Hexion Inc. and Douglas A. Johns dated May 6, 2015

10.2
Amendment Agreement, dated as of July 27, 2015, among Hexion LLC, Hexion Inc., as U.S. borrower, Hexion Canada Inc., as Canadian borrower, Hexion B.V., as Dutch borrower, Hexion UK Limited and Borden Chemical UK Limited, as U.K. borrowers, Hexion GmbH, as German borrower, the other subsidiaries of Hexion LLC party thereto, as loan parties, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.

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

HEXION INC.

Date:	August 12, 2015	/s/ William H. Carter
William H. Carter
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)