Form 10-Q
period 2015-09-30
HEXION INC.
filed 2015-11-09
CIK 13239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on November 1, 2015: 82,556,847

HEXION INC.

HEXION INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions, except share data)	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $8 and $16, respectively)	$195	$172
Short-term investments	—	7
Accounts receivable (net of allowance for doubtful accounts of $15 and $14, respectively)	579	591
Inventories:
Finished and in-process goods	258	290
Raw materials and supplies	104	110
Other current assets	68	73
Total current assets	1,204	1,243
Investment in unconsolidated entities	36	48
Deferred income taxes	16	18
Other long-term assets	106	110
Property and equipment:
Land	85	89
Buildings	292	302
Machinery and equipment	2,399	2,419
	2,776	2,810
Less accumulated depreciation	(1,733)	(1,755)
	1,043	1,055
Goodwill	124	119
Other intangible assets, net	69	81
Total assets	$2,598	$2,674
Liabilities and Deficit
Current liabilities:
Accounts payable	$386	$426
Debt payable within one year	75	99
Interest payable	102	82
Income taxes payable	21	12
Accrued payroll and incentive compensation	71	67
Other current liabilities	118	135
Total current liabilities	773	821
Long-term liabilities:
Long-term debt	3,843	3,735
Long-term pension and post employment benefit obligations	252	278
Deferred income taxes	18	19
Other long-term liabilities	164	171
Total liabilities	5,050	5,024
Commitments and contingencies (See Note 7)
Deficit
Common stock—$0.01 par value; 300,000,000 shares authorized, 170,605,906 issued and 82,556,847 outstanding at September 30, 2015 and December 31, 2014	1	1
Paid-in capital	526	526
Treasury stock, at cost—88,049,059 shares	(296)	(296)
Accumulated other comprehensive income	—	73
Accumulated deficit	(2,681)	(2,652)
Total Hexion Inc. shareholder’s deficit	(2,450)	(2,348)
Noncontrolling interest	(2)	(2)
Total deficit	(2,452)	(2,350)
Total liabilities and deficit	$2,598	$2,674
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Net sales	$1,065	$1,347	$3,231	$3,977
Cost of sales	905	1,188	2,753	3,487
Gross profit	160	159	478	490
Selling, general and administrative expense	71	82	229	269
Business realignment costs	3	6	11	24
Other operating expense, net	12	4	22	7
Operating income	74	67	216	190
Interest expense, net	84	77	245	230
Gain on extinguishment of debt	(14)	—	(14)	—
Other non-operating expense (income), net	—	18	(1)	23
Income (loss) before income tax and earnings from unconsolidated entities	4	(28)	(14)	(63)
Income tax expense	1	2	28	17
Income (loss) before earnings from unconsolidated entities	3	(30)	(42)	(80)
Earnings from unconsolidated entities, net of taxes	4	4	13	14
Net income (loss)	$7	$(26)	$(29)	$(66)
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Net income (loss)	$7	$(26)	$(29)	$(66)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(24)	(40)	(73)	(41)
Other comprehensive loss	(24)	(40)	(73)	(41)
Comprehensive loss	$(17)	$(66)	$(102)	$(107)
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(In millions)	2015	2014
Cash flows provided by (used in) operating activities
Net loss	$(29)	$(66)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	102	109
Deferred tax expense (benefit)	2	(2)
Gain on step acquisition (see Note 12)	(5)	—
Gain on extinguishment of debt (see Note 6)	(14)	—
Unrealized foreign currency losses	19	32
Other non-cash adjustments	3	(3)
Net change in assets and liabilities:
Accounts receivable	(30)	(142)
Inventories	14	(92)
Accounts payable	(25)	40
Income taxes payable	10	(4)
Other assets, current and non-current	13	34
Other liabilities, current and long-term	6	(38)
Net cash provided by (used in) operating activities	66	(132)
Cash flows used in investing activities
Capital expenditures	(122)	(133)
Purchase of businesses, net of cash acquired	(7)	(64)
Proceeds from the sale of investments, net	6	(4)
Change in restricted cash	8	(2)
Proceeds from sale of assets	1	—
Disbursement of affiliated loan	—	(50)
Repayment of affiliated loan	—	50
Funds remitted to unconsolidated affiliates, net	—	(2)
Net cash used in investing activities	(114)	(205)
Cash flows provided by financing activities
Net short-term debt (repayments) borrowings	(1)	25
Borrowings of long-term debt	492	213
Repayments of long-term debt	(393)	(174)
Long-term debt and credit facility financing fees	(10)	—
Net cash provided by financing activities	88	64
Effect of exchange rates on cash and cash equivalents	(9)	(5)
Increase (decrease) in cash and cash equivalents	31	(278)
Cash and cash equivalents (unrestricted) at beginning of period	156	379
Cash and cash equivalents (unrestricted) at end of period	$187	$101
Supplemental disclosures of cash flow information
Cash paid for:
Interest, net	$214	$215
Income taxes, net	12	23
Non-cash investing activities:
Non-cash assumption of debt on step acquisition (see Note 12)	$18	$—
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENT OF DEFICIT (Unaudited)

(In millions)	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Hexion Inc. Deficit	Noncontrolling Interest	Total
Balance at December 31, 2014	$1	$526	$(296)	$73	$(2,652)	$(2,348)	$(2)	$(2,350)
Net loss	—	—	—	—	(29)	(29)	—	(29)
Other comprehensive loss	—	—	—	(73)	—	(73)	—	(73)
Balance at September 30, 2015	$1	$526	$(296)	$—	$(2,681)	$(2,450)	$(2)	$(2,452)

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In millions, except share data)
1. Background and Basis of Presentation
Based in Columbus, Ohio, Hexion Inc. (which may be referred to as “Hexion” or the “Company”) serves global industrial markets through a broad range of thermoset technologies, specialty products and technical support for customers in a diverse range of applications and industries. The Company’s business is organized based on the products offered and the markets served. At September 30, 2015, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins.
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
Change in Accounting Policy—In the first quarter of 2015, the Company elected to change its accounting policies related to the recognition of gains and losses for pension and OPEB plans to a more preferable policy under U.S. GAAP. Specifically, such gains and losses historically recognized as a component of Other comprehensive income, and amortized into net income in future periods, will be recognized in earnings in the period in which they occur. In addition, the Company has changed its policy for recognizing expected returns on plan assets from a market-related value method (based on a five-year smoothing of asset returns), to a fair value method.
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

The impact of these pension and OPEB accounting policy changes was applied through retrospective application of the new policies to all periods presented. Accordingly, all relevant information as of, and for the three and nine months ended, September 30, 2015 and all prior periods has been adjusted to reflect the application of the changes. As of January 1, 2015, the cumulative effect of these changes was a $229 increase to “Accumulated deficit”, a $232 decrease to “Accumulated other comprehensive loss”, a $2 increase to “Finished and in-process goods” and a $1 increase to “Noncontrolling interest” in the unaudited Condensed Consolidated Balance Sheets. The effects of the aforementioned accounting policy changes to the unaudited Condensed Consolidated Financial Statements are as follows:

	Previous Accounting Method	Effect of Accounting Change	As Reported
Unaudited Condensed Consolidated Statement of Operations for the three months ended September 30, 2015:
Cost of sales	$907	$(2)	$905
Selling, general and administrative expense	74	(3)	71
Net income	2	5	7
Unaudited Condensed Consolidated Statement of Comprehensive Loss for the three months ended September 30, 2015:
Net income	$2	$5	$7
Gain recognized from pension and postretirement benefits	5	(5)	—

	As Previously Reported	Effect of Accounting Change	As Adjusted
Unaudited Condensed Consolidated Statement of Operations for the three months ended September 30, 2014:
Selling, general and administrative expense	$84	$(2)	$82
Net loss	(28)	2	(26)
Unaudited Condensed Consolidated Statement of Comprehensive Loss for the three months ended September 30, 2014:
Net loss	$(28)	$2	$(26)
Gain recognized from pension and postretirement benefits	1	(1)	—
Comprehensive loss	(67)	1	(66)

	Previous Accounting Method	Effect of Accounting Change	As Reported
Unaudited Condensed Consolidated Statement of Operations for the nine months ended September 30, 2015:
Cost of sales	$2,757	$(4)	$2,753
Selling, general and administrative expense	238	(9)	229
Net loss	(42)	13	(29)
Unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2015:
Net loss	$(42)	$13	$(29)
Changes in inventories	12	2	14
Net changes in other liabilities, current and long-term	21	(15)	6
Unaudited Condensed Consolidated Statement of Comprehensive Loss for the nine months ended September 30, 2015:
Net loss	$(42)	$13	$(29)
Gain recognized from pension and postretirement benefits	16	(16)	—
Comprehensive loss	(99)	(3)	(102)

	As Previously Reported	Effect of Accounting Change	As Adjusted
Unaudited Condensed Consolidated Statement of Operations for the nine months ended September 30, 2014:
Cost of sales	$3,491	$(4)	$3,487
Selling, general and administrative expense	275	(6)	269
Income tax expense	23	(6)	17
Net loss	(82)	16	(66)
Unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2014:
Net loss	$(82)	$16	$(66)
Changes in inventories	(90)	(2)	(92)
Changes in income taxes payable	3	(7)	(4)
Net changes in other liabilities, current and long-term	(31)	(7)	(38)
Unaudited Condensed Consolidated Statement of Comprehensive Loss for the nine months ended September 30, 2014:
Net loss	$(82)	$16	$(66)
Gain recognized from pension and postretirement benefits	6	(6)	—
Comprehensive loss	(117)	10	(107)
In addition, the effect of these accounting changes increased Segment EBITDA by $3 and $9 for the three and nine months ended September 30, 2014, respectively. For additional discussion and a reconciliation of Segment EBITDA to “Net income (loss)”, see Note 9.
The notes to the unaudited Condensed Consolidated Financial Statements herein have been adjusted to reflect the impact of these changes accordingly.
Subsequent Events—The Company has evaluated events and transactions subsequent to September 30, 2015 through the date of issuance of its unaudited Condensed Consolidated Financial Statements.
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

In April 2015, the FASB issued Accounting Standards Board Update No. 2015-03: Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, and also requires that the amortization of such costs be reported as interest expense. In August 2015, ASU 2015-03 was amended by Accounting Standards Board Update No. 2015-15: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). ASU 2015-15 adds language to ASU 2015-03 based on the SEC Staff Announcement that the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The guidance in ASU 2015-03, as amended by ASU 2015-15, is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period, and early adoption is permitted. The Company plans to early adopt ASU 2015-03 as of December 31, 2015. Based on unamortized debt issuance costs as of September 30, 2015, the Company estimates approximately $55 of debt issuance costs would be reclassified from “Other long-term assets” to “Long term debt” within the Company’s Consolidated Balance Sheets.

In July 2015, the FASB issued Accounting Standards Board Update No. 2015-11: Simplifying the Measurement of Inventory (Topic 330) (“ASU 2015-11”) as part of the FASB simplification initiative. ASU 2015-11 replaces the existing concept of market value of inventory (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin) with the single measurement of net realizable value. The guidance is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently assessing the potential impact of ASU 2015-11 on its financial statements.

In September 2015, the FASB issued Accounting Standards Board Update No. 2015-16: Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”) as part of the FASB simplification initiative. ASU 2015-16 eliminates the requirement for an acquirer in a business combination to retrospectively adjust the provisional amounts recognized at the acquisition date to reflect new information obtained during the measurement period. Instead, ASU 2015-16 allows an acquirer to recognize measurement period adjustments prospectively, with added disclosure of the impact on previous periods if the adjustments had been recognized as of the acquisition date. The guidance is effective for the annual periods beginning after December 15, 2015, including interim periods within that reporting period. The requirements of ASU 2015-16 are not expected to have a significant impact on the Company’s financial statements.
3. Restructuring and Cost Reduction Programs
In 2014, in response to an uncertain economic outlook, the Company initiated significant restructuring and cost reduction programs with the intent to optimize its cost structure and bring manufacturing capacity in line with demand. The Company estimates that these activities will continue to occur over the next 6 to 12 months. As of September 30, 2015 the total costs expected to be incurred on restructuring and cost reduction activities are estimated at $17, consisting primarily of workforce reduction costs.
The following table summarizes restructuring and cost reduction information:

	Epoxy, Phenolic and Coating Resins	Corporate and Other	Total
Restructuring costs expected to be incurred	$11	$6	$17
Cumulative restructuring costs incurred through September 30, 2015	$11	$6	$17

Accrued liability at December 31, 2014	$9	$3	$12
Restructuring charges	1	3	4
Payments	(6)	(4)	(10)
Accrued liability at September 30, 2015	$4	$2	$6
Workforce reduction costs primarily relate to non-voluntary employee termination benefits and are accounted for under the guidance for nonretirement postemployment benefits or as exit and disposal costs, as applicable. During the three and nine months ended September 30, 2015, charges of $2 and $4, respectively, were recorded in “Business realignment costs” in the unaudited Condensed Consolidated Statements of Operations. At September 30, 2015 and December 31, 2014, the Company had accrued $6 and $12 for restructuring liabilities in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets.
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

During the three months ended September 30, 2015 and 2014 and during the nine months ended September 30, 2015 and 2014, the Company recognized expense under the Management Consulting Agreement of $1 and $2, respectively. This amount is included in “Other operating expense, net” in the Company’s unaudited Condensed Consolidated Statements of Operations.
Participation of Apollo Global Securities in 2015 Refinancing Transactions
During the nine months ended September 30, 2015, Apollo Global Securities, LLC, an affiliate of Apollo, acted as one of the initial purchasers and received less than $1 in connection with the sale of the $315 aggregate principal amount of the Company’s 10.00% First-Priority Senior Secured Notes due 2020.
Transactions with MPM
Shared Services Agreement
On October 1, 2010, the Company entered into a shared services agreement with Momentive Performance Materials Inc. (“MPM”) (which, from October 1, 2010 through October 24, 2014, was a subsidiary of Hexion Holdings) (the “Shared Services Agreement”). Under this agreement, the Company provides to MPM, and MPM provides to the Company, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between the Company and MPM. The Shared Services Agreement was renewed for one year starting October 2015 and is subject to termination by either the Company or MPM, without cause, on not less than 30 days’ written notice, and expires in October 2016 (subject to one-year renewals every year thereafter; absent contrary notice from either party).
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
Pursuant to the Shared Services Agreement, during the nine months ended September 30, 2015 and 2014, the Company incurred approximately $58 and $100, respectively, of net costs for shared services and MPM incurred approximately $49 and $76, respectively, of net costs for shared services. Included in the net costs incurred during the nine months ended September 30, 2015 and 2014, were net billings from the Company to MPM of $30 and $31, respectively, to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to the applicable allocation percentage. The allocation percentages are reviewed by the Steering Committee pursuant to the terms of the Shared Services Agreement. The Company had accounts receivable from MPM of $5 and $9 as of September 30, 2015 and December 31, 2014, respectively, and no accounts payable to MPM.
Sales and Purchases of Products and Services with MPM
The Company also sells products to, and purchases products from, MPM pursuant to a Master Buy/Sell Agreement dated as of September 6, 2012 (the “Master Buy/Sell Agreement”). The standard terms and conditions of the seller in the applicable jurisdiction apply to transactions under the Master Buy/Sell Agreement. The Master Buy/Sell Agreement has an initial term of three years and may be terminated for convenience by either party thereunder upon 30 days' prior notice. The Master Buy/Sell Agreement was renewed for one year starting September 2015. Additionally, a subsidiary of MPM has acted as a non-exclusive distributor in India for certain of the Company’s subsidiaries pursuant to Distribution Agreements dated as of September 6, 2012 (the “Distribution Agreements”). The Distribution Agreements had initial terms of three years and were terminated by mutual agreement on March 9, 2015. Pursuant to these agreements and other purchase orders, during the three months ended September 30, 2015 and 2014, the Company sold less than $1 of products to MPM and purchased less than $1 and $2, respectively, of products from MPM. During the nine months ended September 30, 2015 and 2014, the Company sold less than $1 of products to MPM and purchased $3 and $6, respectively. As of September 30, 2015 and December 31, 2014, the Company had less than $1 of accounts receivable from MPM and less than $1 and $1, respectively, of accounts payable to MPM related to these agreements.
Other Transactions with MPM
In March 2014, the Company entered into a ground lease with a Brazilian subsidiary of MPM to lease a portion of MPM’s manufacturing site in Itatiba, Brazil for purposes of constructing and operating an epoxy production facility. In conjunction with the ground lease, the Company entered into a site services agreement whereby MPM’s subsidiary provides to the Company various services such as environmental, health and safety, security, maintenance and accounting, among others, to support the operation of this new facility. The Company paid less than $1 to MPM under this agreement during both the three and nine months ended September 30, 2015 and 2014.

In April 2014, the Company purchased 100% of the interests in MPM’s Canadian subsidiary for a purchase price of approximately $12. As a part of the transaction the Company also entered into a non-exclusive distribution agreement with a subsidiary of MPM, whereby the Company acts as a distributor of certain MPM products in Canada. The agreement has a term of 10 years, and is cancelable by either party with 180 days’ notice. The Company is compensated for acting as distributor at a rate of 2% of the net selling price of the related products sold. During the three months ended September 30, 2015 and 2014, the Company purchased approximately $7 and $10, respectively, of products from MPM under this distribution agreement, and earned less than $1 from MPM as compensation for acting as distributor of the products. During the nine months ended September 30, 2015 and 2014, the Company purchased approximately $21 and $20, respectively, of products from MPM under this distribution agreement, and earned less than $1 from MPM as compensation for acting as distributor of the products. As of September 30, 2015 and December 31, 2014, the Company had $3 and $2, respectively, of accounts payable to MPM related to the distribution agreement.
Purchases and Sales of Products and Services with Apollo Affiliates Other than MPM
The Company sells products to various Apollo affiliates other than MPM. These sales were $8 and $14 for the three months ended September 30, 2015 and 2014, respectively, and $55 and $90 for the nine months ended September 30, 2015 and 2014, respectively. Accounts receivable from these affiliates were $3 and $11 at September 30, 2015 and December 31, 2014, respectively. The Company also purchases raw materials and services from various Apollo affiliates other than MPM. These purchases were $1 and $2 for the three months ended September 30, 2015 and 2014, respectively, and $2 and $4 for the nine months ended September 30, 2015 and 2014, respectively. The Company had accounts payable to these affiliates of less than $1 at both September 30, 2015 and December 31, 2014.
Other Transactions and Arrangements
The Company sells finished goods to, and purchases raw materials from, a foundry joint venture between the Company and HA-USA Inc. (“HAI”). The Company also provides toll-manufacturing and other services to HAI. The Company’s investment in HAI is recorded under the equity method of accounting, and the related sales and purchases are not eliminated from the Company’s unaudited Condensed Consolidated Financial Statements. However, any profit on these transactions is eliminated in the Company’s unaudited Condensed Consolidated Financial Statements to the extent of the Company’s 50% interest in HAI. Sales and services provided to HAI were $17 and $27 for the three months ended September 30, 2015 and 2014, respectively, and $56 and $83 for the nine months ended September 30, 2015 and 2014, respectively. There were less than $1 of accounts receivable from HAI at September 30, 2015 and $8 at December 31, 2014. Purchases from HAI were $3 and $12 for the three months ended September 30, 2015 and 2014, respectively, and $12 and $27 for the nine months ended September 30, 2015 and 2014, respectively. The Company had accounts payable to HAI of $1 and $2 at September 30, 2015 and December 31, 2014, respectively. Additionally, HAI declared dividends to the Company of $5 and $3 during the three months ended September 30, 2015 and 2014, respectively, and $14 and $9 for the nine months ended September 30, 2015 and 2014, respectively. No amounts remained outstanding related to these previously declared dividends at September 30, 2015.
The Company’s purchase contracts with HAI represent a significant portion of HAI’s total revenue, and this factor results in the Company absorbing the majority of the risk from potential losses or the majority of the gains from potential returns. However, the Company does not have the power to direct the activities that most significantly impact HAI, and therefore, does not consolidate HAI.
In 2013, the Company and HAI resolved a dispute regarding raw material pricing. As part of the resolution, the Company agreed to provide discounts to HAI on future purchases of dry and liquid resins totaling $16 over a period of three years. During both the three and nine months ended September 30, 2015 and 2014, the Company issued $1 and $4, respectively, of discounts to HAI under this agreement. As of September 30, 2015 and December 31, 2014, $3 and $7, respectively, remained outstanding under this agreement. As of September 30, 2015, all of the outstanding amount is classified in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets and as of December 31, 2014, $5 of the outstanding amount was classified in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets, with the remaining amount included in “Other long-term liabilities.”
The Company sells products and provides services to, and purchases products from, its other joint ventures which are recorded under the equity method of accounting. These sales were $9 and $4 for the three months ended September 30, 2015 and 2014, respectively, and $31 and $15 for the nine months ended September 30, 2015 and 2014, respectively. Accounts receivable from these joint ventures were $9 and $15 at September 30, 2015 and December 31, 2014, respectively. These purchases were less than $1 for the three months ended September 30, 2015 and 2014, and $25 and less than $1 for the nine months ended September 30, 2015 and 2014, respectively. The Company had accounts payable to these joint ventures of $10 and $26 at September 30, 2015 and December 31, 2014, respectively.
The Company had a loan receivable from its unconsolidated forest products joint venture in Russia of $6 as of both September 30, 2015 and December 31, 2014.
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

Recurring Fair Value Measurements
As of September 30, 2015, the Company had derivative assets related to electricity and natural gas contracts of $2, which were measured using Level 2 inputs, and consist of derivative instruments transacted primarily in over-the-counter markets. There were no transfers between Level 1, Level 2 or Level 3 measurements during the three and nine months ended September 30, 2015 or 2014.
The Company calculates the fair value of its Level 2 derivative liabilities using standard pricing models with market-based inputs, adjusted for nonperformance risk. When its financial instruments are in a liability position, the Company evaluates its credit risk as a component of fair value. At both September 30, 2015 and December 31, 2014, no adjustment was made by the Company to reduce its derivative liabilities for nonperformance risk.
When its financial instruments are in an asset position, the Company is exposed to credit loss in the event of nonperformance by other parties to these contracts and evaluates their credit risk as a component of fair value.
Non-derivative Financial Instruments
The following table summarizes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
September 30, 2015
Debt	$3,918	$—	$3,176	$8	$3,184
December 31, 2014
Debt	$3,834	$—	$3,386	$9	$3,395
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

6. Debt Obligations
Debt outstanding at September 30, 2015 and December 31, 2014 is as follows:

	September 30, 2015		December 31, 2014
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
ABL Facility	$—	$—	$60	$—
Senior Secured Notes:
6.625% First-Priority Senior Secured Notes due 2020 (includes $5 and $6 of unamortized debt premium at September 30, 2015 and December 31, 2014, respectively)	1,555	—	1,556	—
10.00% First-Priority Senior Secured Notes due 2020	315	—	—	—
8.875% Senior Secured Notes due 2018 (includes $2 and $3 of unamortized debt discount at September 30, 2015 and December 31, 2014, respectively)	1,083	—	1,197	—
9.00% Second-Priority Senior Secured Notes due 2020	574	—	574	—
Debentures:
9.2% debentures due 2021	74	—	74	—
7.875% debentures due 2023	189	—	189	—
8.375% sinking fund debentures due 2016	—	—	20	20
Other Borrowings:
Australia Facility due 2017	29	3	36	4
Brazilian bank loans	7	42	9	47
Capital leases	7	1	8	1
Other	10	29	12	27
Total	$3,843	$75	$3,735	$99

2015 Debt Transactions

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

On July 27, 2015, the Company entered into an amendment to its ABL Facility, which was completed on November 6, 2015, under which certain of the Company’s subsidiaries are borrowers, to (i) add one of its German subsidiaries as a borrower and one of its German subsidiaries as a guarantor and (ii) expand its borrowing base to include certain machinery and equipment in certain foreign jurisdictions, subject to customary reserves.

Additionally, during the third quarter of 2015, the Company repurchased $115 of its 8.875% Senior Secured Notes due 2018 on the open market for cash of $99. This transaction resulted in a gain of $14, which represents the difference between the carrying value of the repurchased debt and the cash paid for the repurchases, less the proportionate amount of unamortized deferred financing fees and debt discounts that were written off in conjunction with the repurchases. This amount is recorded in “Gain on debt extinguishment” in the unaudited Condensed Consolidated Statements of Operations.
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

Environmental Institution of Paraná IAP—On August 10, 2005, the Environmental Institute of Paraná (IAP), an environmental agency in the State of Paraná, provided Hexion Quimica Industria, the Company’s Brazilian subsidiary, with notice of an environmental assessment in the amount of 12 Brazilian reais. The assessment related to alleged environmental damages to the Paranagua Bay caused in November 2004 from an explosion on a shipping vessel carrying methanol purchased by the Company. The investigations performed by the public authorities have not identified any actions of the Company that contributed to or caused the accident. The Company responded to the assessment by filing a request to have it cancelled and by obtaining an injunction precluding execution of the assessment pending adjudication of the issue. In November 2010, the Court denied the Company’s request to cancel the assessment and lifted the injunction that had been issued. The Company responded to the ruling by filing an appeal in the State of Paraná Court of Appeals. In March 2012, the Company was informed that the Court of Appeals had denied the Company’s appeal, and on June 4, 2012 the Company filed appeals to the Superior Court of Justice and the Supreme Court of Brazil. The Company continues to believe it has strong defenses against the validity of the assessment, and does not believe that a loss is probable. At September 30, 2015, the amount of the assessment, including tax, penalties, monetary correction and interest, is 41 Brazilian reais, or approximately $11.
The following table summarizes all probable environmental remediation, indemnification and restoration liabilities, including related legal expenses, at September 30, 2015 and December 31, 2014:

	Liability		Range of Reasonably Possible Costs at September 30, 2015
Site Description	September 30, 2015	December 31, 2014	Low	High
Geismar, LA	$15	$15	$9	$22
Superfund and offsite landfills – allocated share:
Less than 1%	1	—	—	2
Equal to or greater than 1%	7	7	5	13
Currently-owned	5	9	4	11
Formerly-owned:
Remediation	32	30	31	46
Monitoring only	1	1	—	1
Total	$61	$62	$49	$95
These amounts include estimates for unasserted claims that the Company believes are probable of loss and reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of a range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. At September 30, 2015 and December 31, 2014, $11 and $12, respectively, have been included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets with the remaining amount included in “Other long-term liabilities.”
Following is a discussion of the Company’s environmental liabilities and the related assumptions at September 30, 2015:
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
Due to the long-term nature of the project, the reliability of timing and the ability to estimate remediation payments, a portion of this liability was recorded at its net present value, assuming a 3% discount rate and a time period of 23 years. The range of possible outcomes is discounted in a similar manner. The undiscounted liability, which is expected to be paid over the next 23 years, is approximately $20. Over the next five years, the Company expects to make ratable payments totaling $6.
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
Non-Environmental Legal Matters
The Company is involved in various legal proceedings in the ordinary course of business and had reserves of $5 and $12 at September 30, 2015 and December 31, 2014, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable. At September 30, 2015 and December 31, 2014, $4 and $9, respectively, has been included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets, with the remaining amount included in “Other long-term liabilities.”
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
8. Pension and Postretirement Benefit Plans
Following are the components of net pension and postretirement (benefit) expense recognized by the Company for the three and nine months ended September 30, 2015 and 2014 (see Note 2):

	Pension Benefits				Non-Pension Postretirement Benefits
	Three Months Ended September 30,				Three Months Ended September 30,
	2015		2014		2015		2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1	$4	$1	$3	$—	$—	$—	$—
Interest cost on projected benefit obligation	2	3	3	5	—	—	—	—
Expected return on assets	(4)	(3)	(5)	(4)	—	—	—	—
Net (benefit) expense	$(1)	$4	$(1)	$4	$—	$—	$—	$—

	Pension Benefits				Non-Pension Postretirement Benefits
	Nine Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$3	$12	$2	$11	$—	$—	$—	$—
Interest cost on projected benefit obligation	7	8	9	13	—	1	—	1
Expected return on assets	(12)	(9)	(13)	(12)	—	—	—	—
Net (benefit) expense	$(2)	$11	$(2)	$12	$—	$1	$—	$1
9. Segment Information
The Company’s business segments are based on the products that the Company offers and the markets that it serves. At September 30, 2015, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins. A summary of the major products of the Company’s reportable segments follows:

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
Net Sales (1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Epoxy, Phenolic and Coating Resins	$669	$878	$2,026	$2,557
Forest Products Resins	396	469	1,205	1,420
Total	$1,065	$1,347	$3,231	$3,977

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.
Segment EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Epoxy, Phenolic and Coating Resins	$92	$84	$265	$241
Forest Products Resins	59	63	182	191
Corporate and Other	(18)	(19)	(54)	(61)
Total	$133	$128	$393	$371

Reconciliation of Segment EBITDA to Net Income (Loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$92	$84	$265	$241
Forest Products Resins	59	63	182	191
Corporate and Other	(18)	(19)	(54)	(61)
Total	$133	$128	$393	$371

Reconciliation:
Items not included in Segment EBITDA:
Business realignment costs	$(3)	$(6)	$(11)	$(24)
Realized and unrealized foreign currency losses	(14)	(17)	(17)	(21)
Other	(4)	(14)	(33)	(36)
Total adjustments	(21)	(37)	(61)	(81)
Interest expense, net	(84)	(77)	(245)	(230)
Gain on extinguishment of debt	14	—	14	—
Income tax expense	(1)	(2)	(28)	(17)
Depreciation and amortization	(34)	(38)	(102)	(109)
Net income (loss)	$7	$(26)	$(29)	$(66)

Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses. For the three and nine months ended September 30, 2015, these items primarily include expenses from retention programs, losses on the disposal of assets, certain professional fees and a gain on a step acquisition. For the three and nine months ended September 30, 2014, these items primarily include expenses from retention programs, losses on the disposal of assets and losses and integration costs associated with the previous integration of Hexion and MPM.
Business realignment costs for the three and nine months ended September 30, 2015 include costs related to certain in-process cost reduction programs. Business realignment costs for the three and nine months ended September 30, 2014 primarily relate to costs for environmental remediation at certain formerly owned locations and expenses from minor restructuring programs.
10. Summarized Financial Information of Unconsolidated Affiliate
Summarized financial information of the unconsolidated affiliate HAI as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014 is as follows:

	September 30, 2015	December 31, 2014
Current assets	$27	$38
Non-current assets	22	26
Current liabilities	13	16
Non-current liabilities	2	2

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$37	$45	$120	$139
Gross profit	14	11	47	34
Pre-tax income	7	7	26	22
Net income	7	7	25	22

11. Changes in Accumulated Other Comprehensive Income
Following is a summary of changes in “Accumulated other comprehensive income” for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$4	$20	$24	$—	$129	$129
Other comprehensive loss before reclassifications, net of tax	—	(24)	(24)	—	(40)	(40)
Net other comprehensive loss	—	(24)	(24)	—	(40)	(40)
Ending balance	$4	$(4)	$—	$—	$89	$89

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$4	$69	$73	$—	$130	$130
Other comprehensive loss before reclassifications, net of tax	—	(73)	(73)	—	(41)	(41)
Net other comprehensive loss	—	(73)	(73)	—	(41)	(41)
Ending balance	$4	$(4)	$—	$—	$89	$89
12. Step Acquisition
In August 2015, the Company acquired the remaining 50% interest in Momentive Union Specialty Chemicals Ltd (“MUSC”), a joint venture that manufactures phenolic specialty resins in China, from its joint venture partner to better position the Company to serve its customers in this region. As a result of the transaction, the Company now owns a 100% interest in MUSC. This transaction was accounted for as a step acquisition and the allocation of the consideration exchanged was based upon a valuation of MUSC’s net identifiable assets and liabilities as of the transaction date. The allocation of fair value to the assets acquired and liabilities assumed at the date of acquisition resulted in cash of $3, a net liability of $4 allocated to working capital, $29 allocated to property and equipment, $4 allocated to debt payable within one year, $14 allocated to long-term debt and $10 allocated to goodwill. Additionally, a gain of $5 was recorded in “Other operating expense, net” in the unaudited Condensed Consolidated Statements of Operations, which represents the difference between the $10 fair value and $5 carrying value of the Company’s previously held 50% non-controlling interest in MUSC on the acquisition date. The fair value of the non-controlling interest was determined using a market approach.
The pro forma impacts of this acquisition are not material to the Company’s unaudited Condensed Consolidated Financial Statements.

13. Income Taxes

The effective tax rate was 25% and (7)% for the third quarter of 2015 and 2014, respectively. The effective tax rate was (200)% and (27)% for the first nine months of 2015 and 2014, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and losses among the various jurisdictions in which the Company operates. The effective tax rates were also impacted by operating losses generated in jurisdictions where no tax benefit was recognized due to the maintenance of a full valuation allowance.

For the three and nine months ended September 30, 2015 and 2014, income tax expense relates primarily to income from certain foreign operations. Losses in the United States and certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to the maintenance of a full valuation allowance.
14. Guarantor/Non-Guarantor Subsidiary Financial Information
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

HEXION INC.
SEPTEMBER 30, 2015
CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0 and $8, respectively)	$45	$—	$150	$—	$195
Accounts receivable, net	139	—	440	—	579
Intercompany accounts receivable	126	—	106	(232)	—
Intercompany loans receivable - current portion	—	—	56	(56)	—
Inventories:
Finished and in-process goods	104	—	154	—	258
Raw materials and supplies	41	—	63	—	104
Other current assets	32	—	36	—	68
Total current assets	487	—	1,005	(288)	1,204
Investment in unconsolidated entities	151	30	19	(164)	36
Deferred income taxes	—	—	16	—	16
Other assets, net	77	6	23	—	106
Intercompany loans receivable	1,256	29	109	(1,394)	—
Property and equipment, net	548	—	495	—	1,043
Goodwill	66	—	58	—	124
Other intangible assets, net	50	—	19	—	69
Total assets	$2,635	$65	$1,744	$(1,846)	$2,598
Liabilities and Deficit
Current liabilities:
Accounts payable	$127	$—	$259	$—	$386
Intercompany accounts payable	106	—	126	(232)	—
Debt payable within one year	9	—	66	—	75
Intercompany loans payable within one year	56	—	—	(56)	—
Interest payable	100	—	2	—	102
Income taxes payable	6	—	15	—	21
Accrued payroll and incentive compensation	34	—	37	—	71
Other current liabilities	68	—	50	—	118
Total current liabilities	506	—	555	(288)	773
Long-term liabilities:
Long-term debt	3,795	—	48	—	3,843
Intercompany loans payable	108	6	1,280	(1,394)	—
Accumulated losses of unconsolidated subsidiaries in excess of investment	501	164	—	(665)	—
Long-term pension and post employment benefit obligations	50	—	202	—	252
Deferred income taxes	10	—	8	—	18
Other long-term liabilities	115	—	49	—	164
Total liabilities	5,085	170	2,142	(2,347)	5,050
Total Hexion Inc. shareholder’s deficit	(2,450)	(105)	(396)	501	(2,450)
Noncontrolling interest	—	—	(2)	—	(2)
Total deficit	(2,450)	(105)	(398)	501	(2,452)
Total liabilities and deficit	$2,635	$65	$1,744	$(1,846)	$2,598

HEXION INC.
DECEMBER 31, 2014
CONDENSED CONSOLIDATING BALANCE SHEET

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0 and $16, respectively)	$23	$—	$149	$—	$172
Short-term investments	—	—	7	—	7
Accounts receivable, net	174	—	417	—	591
Intercompany accounts receivable	118	—	138	(256)	—
Intercompany loans receivable - current portion	265	—	43	(308)	—
Inventories:
Finished and in-process goods	117	—	173	—	290
Raw materials and supplies	46	—	64	—	110
Other current assets	36	—	37	—	73
Total current assets	779	—	1,028	(564)	1,243
Investment in unconsolidated entities	234	34	29	(249)	48
Deferred income taxes	—	—	18	—	18
Other assets, net	76	6	28	—	110
Intercompany loans receivable	1,046	28	17	(1,091)	—
Property and equipment, net	534	—	521	—	1,055
Goodwill	65	—	54	—	119
Other intangible assets, net	56	—	25	—	81
Total assets	$2,790	$68	$1,720	$(1,904)	$2,674
Liabilities and Deficit
Current liabilities:
Accounts payable	$142	$—	$284	$—	$426
Intercompany accounts payable	138	—	118	(256)	—
Debt payable within one year	26	—	73	—	99
Intercompany loans payable within one year	43	—	265	(308)	—
Interest payable	81	—	1	—	82
Income taxes payable	6	—	6	—	12
Accrued payroll and incentive compensation	34	—	33	—	67
Other current liabilities	69	—	66	—	135
Total current liabilities	539	—	846	(564)	821
Long term liabilities:
Long-term debt	3,674	—	61	—	3,735
Intercompany loans payable	36	6	1,049	(1,091)	—
Accumulated losses of unconsolidated subsidiaries in excess of investment	705	249	—	(954)	—
Long-term pension and post employment benefit obligations	59	—	219	—	278
Deferred income taxes	8	—	11	—	19
Other long-term liabilities	117	—	54	—	171
Total liabilities	5,138	255	2,240	(2,609)	5,024
Total Hexion Inc. shareholder’s deficit	(2,348)	(187)	(518)	705	(2,348)
Noncontrolling interest	—	—	(2)	—	(2)
Total deficit	(2,348)	(187)	(520)	705	(2,350)
Total liabilities and deficit	$2,790	$68	$1,720	$(1,904)	$2,674

HEXION INC.
THREE MONTHS ENDED SEPTEMBER 30, 2015
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$433	$—	$675	$(43)	$1,065
Cost of sales	384	—	564	(43)	905
Gross profit	49	—	111	—	160
Selling, general and administrative expense	29	—	42	—	71
Business realignment costs	1	—	2	—	3
Other operating expense, net	5	—	7	—	12
Operating income	14	—	60	—	74
Interest expense, net	81	—	3	—	84
Intercompany interest (income) expense, net	(20)	(1)	21	—	—
Gain on extinguishment of debt	(14)	—	—	—	(14)
Other non-operating (income) expense, net	(1)	—	1	—	—
(Loss) income before income tax and earnings from unconsolidated entities	(32)	1	35	—	4
Income tax expense	1	—	—	—	1
(Loss) income before earnings from unconsolidated entities	(33)	1	35	—	3
Earnings from unconsolidated entities, net of taxes	40	17	—	(53)	4
Net income	$7	$18	$35	$(53)	$7
Comprehensive (loss) income	$(17)	$17	$20	$(37)	$(17)

HEXION INC.
THREE MONTHS ENDED SEPTEMBER 30, 2014
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$597	$—	$816	$(66)	$1,347
Cost of sales	531	—	723	(66)	1,188
Gross profit	66	—	93	—	159
Selling, general and administrative expense	24	—	58	—	82
Business realignment costs	4	—	2	—	6
Other operating expense (income), net	1	(1)	4	—	4
Operating income	37	1	29	—	67
Interest expense, net	76	—	1	—	77
Intercompany interest (income) expense, net	(23)	—	23	—	—
Other non-operating expense (income), net	62	—	(44)	—	18
(Loss) income before income tax and earnings from unconsolidated entities	(78)	1	49	—	(28)
Income tax (benefit) expense	(8)	—	10	—	2
(Loss) income before earnings from unconsolidated entities	(70)	1	39	—	(30)
Earnings from unconsolidated entities, net of taxes	44	25	2	(67)	4
Net (loss) income	$(26)	$26	$41	$(67)	$(26)
Comprehensive (loss) income	$(66)	$27	$34	$(61)	$(66)

HEXION INC.
NINE MONTHS ENDED SEPTEMBER 30, 2015
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,341	$—	$2,030	$(140)	$3,231
Cost of sales	1,187	—	1,706	(140)	2,753
Gross profit	154	—	324	—	478
Selling, general and administrative expense	89	—	140	—	229
Business realignment costs	4	—	7	—	11
Other operating expense, net	9	—	13	—	22
Operating income	52	—	164	—	216
Interest expense, net	239	—	6	—	245
Intercompany interest (income) expense, net	(60)	(1)	61	—	—
Gain on extinguishment of debt	(14)	—	—	—	(14)
Other non-operating expense (income), net	68	—	(69)	—	(1)
(Loss) income before income tax and earnings (losses) from unconsolidated entities	(181)	1	166	—	(14)
Income tax (benefit) expense	(1)	—	29	—	28
(Loss) income before earnings from unconsolidated entities	(180)	1	137	—	(42)
Earnings from unconsolidated entities, net of taxes	151	95	—	(233)	13
Net (loss) income	$(29)	$96	$137	$(233)	$(29)
Comprehensive (loss) income	$(102)	$96	$102	$(198)	$(102)

HEXION INC.
NINE MONTHS ENDED SEPTEMBER 30, 2014
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,770	$—	$2,392	$(185)	$3,977
Cost of sales	1,560	—	2,112	(185)	3,487
Gross profit	210	—	280	—	490
Selling, general and administrative expense	75	—	194	—	269
Business realignment costs	19	—	5	—	24
Other operating expense (income), net	4	(1)	4	—	7
Operating income	112	1	77	—	190
Interest expense, net	225	—	5	—	230
Intercompany interest (income) expense, net	(72)		72	—	—
Other non-operating expense (income), net	67	—	(44)	—	23
(Loss) income before income tax and earnings from unconsolidated entities	(108)	1	44	—	(63)
Income tax (benefit) expense	(11)	—	28	—	17
(Loss) income before earnings from unconsolidated entities	(97)	1	16	—	(80)
Earnings from unconsolidated entities, net of taxes	31	29	4	(50)	14
Net (loss) income	$(66)	$30	$20	$(50)	$(66)
Comprehensive (loss) income	$(107)	$31	$16	$(47)	$(107)

HEXION INC.
NINE MONTHS ENDED SEPTEMBER 30, 2015
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Hexion Inc.		Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(255)		$14	$321		$(14)	$66
Cash flows provided by (used in) investing activities
Capital expenditures	(63)		—	(59)		—	(122)
Purchase of business, net of cash acquired	—		—	(7)		—	(7)
Proceeds from the sale of investments, net	—		—	6		—	6
Proceeds from sale of assets	—		—	1		—	1
Change in restricted cash	—		—	8		—	8
Capital contribution to subsidiary	(13)		(8)	—		21	—
Return of capital from subsidiary from sales of accounts receivable	227	(a)	—	—		(227)	—
	151		(8)	(51)		(206)	(114)
Cash flows provided by (used in) financing activities
Net short-term debt borrowings (repayments)	3		—	(4)		—	(1)
Borrowings of long-term debt	470		—	22		—	492
Repayments of long-term debt	(354)		—	(39)		—	(393)
Net intercompany loan borrowings (repayments)	17		—	(17)		—	—
Capital Contributions	—		8	13		(21)	—
Long-term debt and credit facility financing fees	(10)		—	—		—	(10)
Common stock dividends paid	—		(14)	—		14	—
Return of capital to parent from sales of accounts receivable	—		—	(227)	(a)	227	—
	126		(6)	(252)		220	88
Effect of exchange rates on cash and cash equivalents	—		—	(9)		—	(9)
Increase in cash and cash equivalents	22		—	9		—	31
Cash and cash equivalents (unrestricted) at beginning of period	23		—	133		—	156
Cash and cash equivalents (unrestricted) at end of period	$45		$—	$142		$—	$187

(a)
During the nine months ended September 30, 2015, Hexion Inc. contributed receivables of $227 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the nine months ended September 30, 2015, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Hexion Inc. by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined non-guarantor subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and Hexion Inc., respectively.

HEXION INC.
NINE MONTHS ENDED SEPTEMBER 30, 2014
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Hexion Inc.		Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(349)		$6	$220		$(9)	$(132)
Cash flows provided by (used in) investing activities
Capital expenditures	(74)		—	(59)		—	(133)
Proceeds from sale of investments, net	—		—	(4)		—	(4)
Change in restricted cash	—		—	(2)		—	(2)
Capital contribution to subsidiary	(16)		(10)	—		26	—
Disbursement of affiliated loan	—		—	(50)		—	(50)
Repayment of affiliated loan	—		—	50		—	50
Acquisition of businesses	(52)		—	(12)		—	(64)
Return of capital from subsidiary from sales of accounts receivable	272	(a)	—	—		(272)	—
Investment in unconsolidated affiliates, net	—		—	(2)		—	(2)
	130		(10)	(79)		(246)	(205)
Cash flows provided by (used in) financing activities
Net short-term debt borrowings	8		—	17		—	25
Borrowings of long-term debt	155		—	58		—	213
Repayments of long-term debt	(110)		—	(64)			(174)
Net intercompany loan borrowings (repayments)	10		—	(10)		—	—
Capital contribution from parent	—		10	16		(26)	—
Common stock dividends paid	—		(9)	—		9	—
Return of capital to parent from sales of accounts receivable	—		—	(272)	(a)	272	—
	63		1	(255)		255	64
Effect of exchange rates on cash and cash equivalents	—		—	(5)		—	(5)
Decrease in cash and cash equivalents	(156)		(3)	(119)		—	(278)
Cash and cash equivalents (unrestricted) at beginning of period	165		5	209		—	379
Cash and cash equivalents (unrestricted) at end of period	$9		$2	$90		$—	$101

(a)
During the nine months ended September 30, 2014, Hexion Inc. contributed receivables of $272 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the nine months ended September 30, 2014, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Hexion Inc. by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined non-guarantor subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and Hexion Inc., respectively.

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
Within the following discussion, unless otherwise stated, “the third quarter of 2015” refers to the three months ended September 30, 2015, “the third quarter of 2014” refers to the three months ended September 30, 2014, “the first nine months of 2015” refers to the nine months ended September 30, 2015 and “the first nine months of 2014” refers to the nine months ended September 30, 2014.
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

Reportable Segments
The Company’s business segments are based on the products that we offer and the markets that we serve. At September 30, 2015, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins. A summary of the major products of the Company’s reportable segments follows:

•
Epoxy, Phenolic and Coating Resins: epoxy specialty resins, phenolic encapsulated substrates, versatic acids and derivatives, basic epoxy resins and intermediates, phenolic specialty resins and molding compounds, polyester resins, acrylic resins and vinylic resins

•	Forest Products Resins: forest products resins and formaldehyde applications
2015 Overview
Following are highlights from our results of operations for the nine months ended September 30, 2015 and 2014:

	2015	2014	$ Change	% Change
Statements of Operations:
Net sales	$3,231	$3,977	$(746)	(19)%
Gross profit	478	490	(12)	(2)%
Operating income	216	190	26	14%
Loss before income tax	(14)	(63)	49	78%
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$265	$241	$24	10%
Forest Products Resins	182	191	(9)	(5)%
Corporate and Other	(54)	(61)	7	11%
Total	$393	$371	$22	6%

•
Net Sales—Net sales for the first nine months of 2015 were $3.2 billion, a decrease of 19% compared with $4 billion in the first nine months of 2014. The decline in net sales was primarily driven by the combination of the strengthening of the U.S. dollar against most other currencies and the global decline in oil and raw material prices, which has led to lower demand and volumes in our oilfield business and an overall reduction in selling prices across many of our businesses due to the pass through of raw material cost reductions to our customers. These decreases are partially offset by increases in our specialty epoxy business, driven by increasing demand in the China wind energy market. On a constant currency basis, net sales would have decreased by 10%.

•
Segment EBITDA—For the first nine months of 2015, Segment EBITDA was $393, an increase of 6% compared with $371 in the first nine months of 2014. The increase in Segment EBITDA was primarily driven by strong growth in our specialty epoxy business, as well as modest growth in our base epoxy resins and in our North American forest products resins businesses and increases in raw material productivity. This growth was partially offset by decreases in our oilfield business and the impact of the U.S. dollar strengthening against most other currencies. On a constant currency basis, Segment EBITDA would have increased 16%.

•
Acquisition—In August 2015, we acquired the remaining 50% interest in Momentive Union Specialty Chemicals Ltd (“MUSC”) from our joint venture partner. We are now the sole owner of MUSC, which recently started up a phenolic specialty resins manufacturing facility in China. This acquisition reinforces our global growth strategy and better positions us to serve our customers in this region, where demand for our products continues to increase.

•
2015 Debt Transactions—On April 15, 2015, we issued $315 aggregate principal amount of 10.00% First-Priority Senior Secured Notes due 2020 (the “New First Lien Notes”). We used the net proceeds to redeem or repay all $40 of our outstanding 8.375% Sinking Fund Debentures due 2016 (the “Sinking Fund Debentures”), and to repay all amounts outstanding under the ABL Facility at the closing of the offering. The remaining proceeds from the offering provided incremental liquidity, bringing our total liquidity to $562 as of September 30, 2015. Collectively, these transactions are referred to as the “2015 Refinancing Transactions.” Additionally, on July 27, 2015, we entered into an amendment to our ABL Facility (the “ABL Amendment”), which expanded our borrowing base to include certain machinery and equipment in certain foreign jurisdictions.

•
Supplier Disruption—In July 2015, the supplier disruption that began in late 2014 that negatively impacted our European versatic acid and dispersions businesses was resolved and production has resumed at the impacted facility. We have received insurance recoveries in the first nine months of 2015 related to this disruption and we continue to proactively pursue additional recoveries.

•
Restructuring and Cost Reduction Programs—In the fourth quarter of 2014, we began to implement new restructuring and cost reduction programs, which are expected to generate savings of approximately $22 in 2015 and annual savings of $31 once fully implemented. During the first nine months of 2015, we realized approximately $16 of savings under these and other initiatives, and as of September 30, 2015 we had approximately $14 of in-process savings that we expect to be achieved over the next 6 to 12 months.

•
Future Growth Initiatives—We continued to make progress on future growth initiatives, including the expansion of our forest products resins manufacturing capacity in Brazil, which was completed in September 2015, and construction of two new formaldehyde plants in North America.

Facility Location	Type	Estimated Completion Date	Manufacturing Capacity
Curitiba, Brazil	Facility expansion	Completed	150k MT/year
Geismar, LA	Facility expansion	Q4 2015	216k MT/year
Luling, LA	New facility	Q1 2016	216k MT/year
Short-term Outlook
During the remainder of 2015 and into the first half of 2016, we expect modestly lower demand in our epoxy specialty business due to seasonality and economic uncertainty in China. Additionally, we expect continued strong demand in our forest products businesses due to continuing growth in U.S. housing starts. We also expect volumes in our European versatic acid and dispersions businesses to continue to improve from the resolution of the supplier disruption that impacted these businesses in the first half of 2015. This growth is expected to be partially offset by a continued weakness in natural gas and oil drilling activity, as well as continued flat demand in Europe, economic volatility in China and weaker demand in Latin America. We also expect weaker global currencies to continue to negatively impact our results. In addition, we expect our base epoxy business to remain below historical levels of profitability over the next few quarters.
Over the past few quarters, oil prices and raw material costs have been volatile and decreasing. We expect the decline in oil prices to continue to negatively impact sales volumes and earnings in our oilfield business due to the corresponding decline in natural gas and oil drilling activity. However, we expect this negative impact to be offset by the positive effect of declining raw material prices, as a substantial number of our raw material inputs are petroleum-based and their prices fluctuate with the price of oil. In addition, we expect such declines in oil prices and raw material costs to have a positive impact on our working capital during 2015.
In July 2015, the supplier disruption that began in October 2014 which negatively impacted our European versatic acid and dispersions businesses was resolved and production has successfully restarted at the impacted facility. We expect the overall negative impact of this disruption to be $55 to $60, which includes a $25 to $30 negative impact on our Segment EBITDA in 2015. We have received insurance recoveries of $25 in the first nine months of 2015 for a portion of these losses, and we continue to proactively pursue additional recoveries.
As part of our continued focus on productivity, we continue to execute our new cost savings program, which began in late 2014 and will structurally enhance our manufacturing and administrative cost profile through the first half of 2016. We expect to realize approximately $22 of savings from this cost savings program during 2015 and annual savings of $31 once fully implemented.
Matters Impacting Comparability of Results
Raw Material Prices
Raw materials comprise approximately 70% of our cost of sales. The three largest raw materials used in our production processes are phenol, methanol and urea. These materials represent about half of our total raw material costs. Fluctuations in energy costs, such as volatility in the price of crude oil and related petrochemical products, as well as the cost of natural gas have historically caused volatility in our raw material and utility costs. The average prices of phenol, methanol and urea decreased by approximately 29%, 21% and 14%, respectively, in the first nine months of 2015 compared to the first nine months of 2014. The impact of passing through raw material price changes to customers can result in significant variances in sales comparisons from year to year.
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
Under the new policies, upon the annual remeasurement of our pension and OPEB plans in the fourth quarter, or on an interim basis as triggering events warrant remeasurement, we will immediately recognize gains and losses as an MTM gain or loss through earnings. As such, under the new policies, our net periodic pension and OPEB expense recognized on a quarterly basis will consist of:

•	Service cost, interest cost, expected return on plan assets, amortization of prior service cost/credits; and

•	MTM adjustments recognized annually in the fourth quarter upon remeasurement of pension and OPEB liabilities or when triggering events warrant remeasurement.
We believe that these changes are preferable as they provide greater transparency of our economic obligations in accounting results and better alignment with fair value accounting principles by recognizing the effects of economic and interest rate changes on pension and OPEB assets and liabilities in the year in which the gains and losses are incurred.
The impact of these pension and OPEB accounting policy changes was applied through retrospective application of the new policies to all periods presented. Accordingly, all relevant information three and nine months ended September 30, 2014 have been adjusted to reflect the application of the changes. The effects of the aforementioned accounting policy changes to the unaudited Condensed Consolidated Statements of Operations are as follows:

Effect of Accounting Changes Increase (Decrease)	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Cost of sales	$—	$(4)
Selling, general and administrative expense	(2)	(6)
Income tax expense	—	(6)
Segment EBITDA	3	9
There were no MTM adjustments for the three or nine months ended September 30, 2015 and 2014.
Results of Operations
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2015		2014
	$	% of Net Sales	$	% of Net Sales
Net sales	$1,065	100%	$1,347	100%
Cost of sales	905	85%	1,188	88%
Gross profit	160	15%	159	12%
Selling, general and administrative expense	71	7%	82	7%
Business realignment costs	3	—%	6	—%
Other operating expense, net	12	1%	4	—%
Operating income	74	7%	67	5%
Interest expense, net	84	8%	77	6%
Gain on extinguishment of debt	(14)	(1)%	—	—%
Other non-operating expense, net	—	—%	18	1%
Total non-operating expense	70	7%	95	7%
Income (loss) before income tax and earnings from unconsolidated entities	4	—%	(28)	(2)%
Income tax expense	1	—%	2	—%
Income (loss) before earnings from unconsolidated entities	3	—%	(30)	(2)%
Earnings from unconsolidated entities, net of taxes	4	—%	4	—%
Net income (loss)	$7	—%	$(26)	(2)%
Other comprehensive loss	$(24)		$(40)

Three Months Ended September 30, 2015 vs. Three Months Ended September 30, 2014
Net Sales
In the third quarter of 2015, net sales decreased by $282, or 21%, compared to the third quarter of 2014. Volume decreases negatively impacted net sales by $108, and were primarily driven by reduced volumes in our oilfield business, which was the result of lower natural gas and oil drilling activity caused by a decrease in oil prices. Also contributing to the overall volume decrease was lower volumes in our base epoxy business primarily due to a customer plant closure in late 2014. These decreases were partially offset by volume increases in our epoxy specialty business, driven by strong demand in the China wind energy market. Pricing had a negative impact of $49 due to raw material price decreases passed through to customers in most of our businesses, as well as ongoing competitive pricing pressures in our oilfield business. In addition, foreign currency translation negatively impacted net sales by $125, primarily as a result of the strengthening of the U.S. dollar against the euro and Brazilian real in the third quarter of 2015 compared to the third quarter of 2014.
Gross Profit
In the third quarter of 2015, gross profit increased by $1 compared to the third quarter of 2014. As a percentage of sales, gross profit increased by 3%, primarily due to favorable raw material deflation and raw material productivity initiatives, which outpaced the negative impact of competitive pricing pressures discussed above.
Operating Income
In the third quarter of 2015, operating income increased by $7 compared to the third quarter of 2014, primarily due to decreases in selling, general and administrative expense and business realignment costs of $11 and $3, respectively, and the $1 increase in gross profit discussed above. The decrease in selling, general and administrative expense was due primarily to insurance recoveries of $10 related to the supplier plant disruption in our European versatic acid business. The decrease in business realignment costs was due primarily to a decrease in costs related to environmental remediation at certain formerly owned locations. These decreases were partially offset by an increase of $8 in other operating expense due to an increase in realized and unrealized foreign currency transaction losses, partially offset by a gain of $5 on a step acquisition (see Note 12).
Non-Operating Expense
In the third quarter of 2015, total non-operating expense decreased by $25 compared to the third quarter of 2014, primarily due to a $14 gain on debt extinguishment that occurred in the third quarter of 2015 and a decrease in realized and unrealized foreign currency transaction losses. These items were partially offset by an increase of $7 in interest expense driven by higher average debt levels.
Income Tax Expense

The effective tax rate was 25% and (7)% for the third quarter of 2015 and 2014, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and losses among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating losses generated in jurisdictions where no tax benefit was recognized due to the maintenance of a full valuation allowance.

For the third quarter of 2015 and 2014, income tax expense relates primarily to income from certain foreign operations. Losses in the United States and certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to the maintenance of a full valuation allowance.
Other Comprehensive Loss
For the third quarter of 2015, foreign currency translation negatively impacted other comprehensive loss by $24, primarily due to the strengthening of the U.S. dollar against the euro and Brazilian real.
For the third quarter of 2014, foreign currency translation negatively impacted other comprehensive loss by $40, primarily due to the strengthening of the U.S. dollar against the Australian dollar and Brazilian real, partially offset by the weakening of the U.S. dollar against the euro.

	Nine Months Ended September 30,
	2015		2014
	$	% of Net Sales	$	% of Net Sales
Net sales	$3,231	100%	$3,977	100%
Cost of sales	2,753	85%	3,487	88%
Gross profit	478	15%	490	12%
Selling, general and administrative expense	229	7%	269	7%
Business realignment costs	11	—%	24	1%
Other operating expense, net	22	1%	7	—%
Operating income	216	7%	190	4%
Interest expense, net	245	8%	230	6%
Gain on extinguishment of debt	(14)	—%	—	—%
Other non-operating (income) expense, net	(1)	—%	23	1%
Total non-operating expense	230	8%	253	7%
Loss before income tax and earnings from unconsolidated entities	(14)	—%	(63)	(3)%
Income tax expense	28	1%	17	—%
Loss before earnings from unconsolidated entities	(42)	(1)%	(80)	(3)%
Earnings from unconsolidated entities, net of taxes	13	—%	14	—%
Net loss	$(29)	(1)%	$(66)	(3)%
Other comprehensive loss	$(73)		$(41)
Nine Months Ended September 30, 2015 vs. Nine Months Ended September 30, 2014
Net Sales
In the first nine months of 2015, net sales decreased by $746, or 19%, compared to the first nine months of 2014. Volume decreases negatively impacted net sales by $174, and were primarily driven by reduced volumes in our oilfield business, which was the result of lower natural gas and oil drilling activity caused by a decrease in oil prices. Also contributing to the overall volume decrease was lower volumes in our base epoxy business primarily due to a customer plant closure in late 2014 and operational issues at certain manufacturing facilities. These decreases were partially offset by volume increases in our epoxy specialty business, driven by increasing demand in the China wind energy market, as well as volume increases in our North American forest products resins business, driven by increases in U.S. housing construction. Pricing had a negative impact of $226 due to raw material price decreases passed through to customers in most of our businesses, as well as competitive pricing pressures in our oilfield business. In addition, foreign currency translation negatively impacted net sales by $346, primarily as a result of the strengthening of the U.S. dollar against the euro, Brazilian real and Canadian dollar in the first nine months of 2015 compared to the first nine months of 2014.
Gross Profit
In the first nine months of 2015, gross profit decreased by $12 compared to the first nine months of 2014. As a percentage of sales, gross profit increased by 3%, primarily due to favorable raw material deflation and raw material productivity initiatives, which outpaced the negative impact of competitive pricing pressures discussed above.
Operating Income
In the first nine months of 2015, operating income increased by $26 compared to the first nine months of 2014, primarily due to decreases in selling, general and administrative expense and business realignment costs of $40 and $13, respectively. The decrease in selling, general and administrative expense was due primarily to lower compensation and benefits expense driven by our recent cost savings and productivity actions and lower professional service costs, as well as insurance recoveries of $25 related to the supplier plant disruption in our European versatic acids business. The decrease in business realignment costs was due primarily to a decrease in costs related to environmental remediation at certain formerly owned locations. These decreases were partially offset by the decrease in gross profit of $12 discussed above and an increase of $15 in other operating expense due to an increase in realized and unrealized foreign currency transaction losses, partially offset by a gain of $5 on a step acquisition (see Note 12).
Non-Operating Expense
In the first nine months of 2015, total non-operating expense decreased by $23 compared to the first nine months of 2014, primarily due to a $14 gain on debt extinguishment that occurred in the third quarter of 2015 and a decrease in realized and unrealized foreign currency transaction losses. These items were partially offset by an increase of $15 in interest expense driven by higher average debt levels.

Income Tax Expense

The effective tax rate was (200)% and (27)% for the first nine months of 2015 and 2014, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and losses among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating losses generated in jurisdictions where no tax benefit was recognized due to the maintenance of a full valuation allowance.

For the first nine months of 2015 and 2014, income tax expense relates primarily to income from certain foreign operations. Losses in the United States and certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to the maintenance of a full valuation allowance.
Other Comprehensive Loss
For the first nine months of 2015, foreign currency translation negatively impacted other comprehensive loss by $73, primarily due to the strengthening of the U.S. dollar against the euro, Brazilian real and Canadian dollar.
For the first nine months of 2014, foreign currency translation negatively impacted other comprehensive loss by $41, primarily due to the strengthening of the U.S. dollar against the Australian dollar and Brazilian real, partially offset by the weakening of the U.S. dollar against the euro.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Sales (1):
Epoxy, Phenolic and Coating Resins	$669	$878	$2,026	$2,557
Forest Products Resins	396	469	1,205	1,420
Total	$1,065	$1,347	$3,231	$3,977

Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$92	$84	$265	$241
Forest Products Resins	59	63	182	191
Corporate and Other	(18)	(19)	(54)	(61)
Total	$133	$128	$393	$371

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.
Three Months Ended September 30, 2015 vs. Three Months Ended September 30, 2014 Segment Results
Following is an analysis of the percentage change net in sales by segment from the three months ended September 30, 2014 to the three months ended September 30, 2015:

	Volume	Price/Mix	Currency Translation	Total
Epoxy, Phenolic and Coating Resins	(11)%	(5)%	(8)%	(24)%
Forest Products Resins	(2)%	(2)%	(12)%	(16)%

Epoxy, Phenolic and Coating Resins
Net sales in the third quarter of 2015 decreased by $209, or 24%, when compared to the third quarter of 2014. Lower volumes negatively impacted net sales by $100, which were primarily driven by continued decreased volumes within our oilfield business, as well as volume decreases related to certain products within our base epoxy business. These decreases were partially offset by higher volumes in our epoxy specialty business. Volume decreases in our oilfield business were a result of reduced natural gas and oil drilling activity as a result of lower oil prices and decreases in volumes in our base epoxy business were primarily due to a customer plant closure in late 2014. Increases in volumes in our epoxy specialty business were driven by continued strong demand in the China wind energy market. Pricing had a negative impact of $39, which was primarily due to unfavorable product mix and competitive pricing pressures in our oilfield business and raw material price decreases passed through to customers. Foreign exchange translation negatively impacted net sales by $70, primarily due to the strengthening of the U.S. dollar against the euro in the third quarter of 2015 compared to the third quarter of 2014.
Segment EBITDA in the third quarter of 2015 increased by $8 to $92 compared to the third quarter of 2014. This increase is primarily due to strong volume growth in our epoxy specialty business and raw material price deflation. These increases more than offset the declines in our oilfield business and unfavorable foreign exchange impacts discussed above.
Forest Products Resins
Net sales in the third quarter of 2015 decreased by $73, or 16%, when compared to the third quarter of 2014. The primary driver of this decrease is foreign exchange translation, which negatively impacted net sales by $55, primarily due to the strengthening of the U.S. dollar against the Brazilian real, Canadian dollar and the euro in the third quarter of 2015 compared to the third quarter of 2014. Lower volumes negatively impacted net sales by $8, and were primarily driven by weaker demand in our Latin American forest products resins business and volume decreases in certain industrial markets within our North American formaldehyde business due to a decrease in oil prices and associated reduction in natural gas and oil drilling activity. These decreases were partially offset by volume increases in our North American forest products resins business due to increases in U.S. housing construction. Pricing had a negative impact of $10, which was primarily due to raw material price decreases contractually passed through to customers and unfavorable product mix in our North American formaldehyde business.
Segment EBITDA in the third quarter of 2015 decreased by $4 to $59 compared to the third quarter of 2014. This decrease is primarily due to the negative impact of foreign exchange translation and volume decreases discussed above, partially offset by favorable lead/lag and increases in raw material productivity.
Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions, unallocated foreign exchange gains and losses and legacy company costs not allocated to continuing segments. Corporate and Other charges in the third quarter of 2015 decreased by $1 compared to the third quarter of 2014.
Nine Months Ended September 30, 2015 vs. Nine Months Ended September 30, 2014 Segment Results
Following is an analysis of the percentage change in net sales by segment from the nine months ended September 30, 2014 to the nine months ended September 30, 2015:

	Volume	Price/Mix	Currency Translation	Total
Epoxy, Phenolic and Coating Resins	(7)%	(5)%	(9)%	(21)%
Forest Products Resins	1%	(7)%	(9)%	(15)%
Epoxy, Phenolic and Coating Resins
Net sales in the first nine months of 2015 decreased by $531, or 21%, when compared to the first nine months of 2014. Lower volumes negatively impacted net sales by $186, which were primarily driven by decreased volumes within our oilfield business, as well as volume decreases related to our versatic acid business and certain products within our base epoxy and dispersions businesses. These decreases were partially offset by higher volumes in our epoxy specialty business. Volume decreases in our oilfield business were a result of reduced natural gas and oil drilling activity as a result of lower oil prices. Decreases in volumes in our versatic acid and dispersions businesses were primarily driven by the impact of a supplier disruption in our European versatic acid business and decreases in volumes in our base epoxy business were primarily due to a customer plant closure in late 2014 and operational issues at certain manufacturing facilities. Increases in volumes in our epoxy specialty business were driven by strong demand in the China wind energy market. Pricing had a negative impact of $129, which was primarily due to raw material price decreases passed through to customers, as well as unfavorable product mix and competitive pricing pressures in our oilfield business. Foreign exchange translation negatively impacted net sales by $216, primarily due to the strengthening of the U.S. dollar against the euro in the first nine months of 2015 compared to the first nine months of 2014.
Segment EBITDA in the first nine months of 2015 increased by $24 to $265 compared to the first nine months of 2014. This increase is primarily due to strong volume growth in our epoxy specialty business and raw material price deflation. These increases more than offset the declines in our oilfield business and unfavorable foreign exchange impacts discussed above.

Forest Products Resins
Net sales in the first nine months of 2015 decreased by $215, or 15%, when compared to the first nine months of 2014. The primary driver of this decrease is foreign exchange translation, which negatively impacted net sales by $130, primarily due to the strengthening of the U.S. dollar against the Brazilian real, Canadian dollar and the euro in the first nine months of 2015 compared to the first nine months of 2014. Pricing had a negative impact of $97, which was primarily due to raw material price decreases passed through to customers and unfavorable product mix in our North American formaldehyde business. Higher volumes positively impacted net sales by $12, and were primarily driven by volume increases in our North American forest products resins business due to modest increases in U.S. housing construction. These increases were partially offset by volume decreases in certain industrial markets within our North American formaldehyde business due to a decrease in oil prices and associated reduction in natural gas and oil drilling activity.
Segment EBITDA in the first nine months of 2015 decreased by $9 to $182 compared to the first nine months of 2014. This decrease is primarily due to the negative impact of foreign exchange translation discussed above, partially offset by the volume increases discussed above and increases in raw material productivity.
Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions, unallocated foreign exchange gains and losses and legacy company costs not allocated to continuing segments. Corporate and Other charges decreased by $7 compared to the first nine months of 2014 due primarily to lower compensation and benefits expense driven by our recent cost savings actions.
Reconciliation of Segment EBITDA to Net Income (Loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$92	$84	$265	$241
Forest Products Resins	59	63	182	191
Corporate and Other	(18)	(19)	(54)	(61)
Total	$133	$128	$393	$371

Reconciliation:
Items not included in Segment EBITDA
Business realignment costs	$(3)	$(6)	$(11)	$(24)
Realized and unrealized foreign currency losses	(14)	(17)	(17)	(21)
Other	(4)	(14)	(33)	(36)
Total adjustments	(21)	(37)	(61)	(81)
Interest expense, net	(84)	(77)	(245)	(230)
Gain on extinguishment of debt	14	—	14	—
Income tax expense	(1)	(2)	(28)	(17)
Depreciation and amortization	(34)	(38)	(102)	(109)
Net income (loss)	$7	$(26)	$(29)	$(66)
 Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses. For the three and nine months ended September 30, 2015, these items primarily include expenses from retention programs, losses on the disposal of assets, certain professional fees and a gain on a step acquisition. For the three and nine months ended September 30, 2014, these items primarily include expenses from retention programs, losses on the disposal of assets and integration costs associated with the previous integration of Hexion and MPM.
Business realignment costs for the three and nine months ended September 30, 2015 include costs related to certain in-process cost reduction programs. Business realignment costs for the three and nine months ended September 30, 2014 primarily relate to costs for environmental remediation at certain formerly owned locations and expenses from minor restructuring programs.

Liquidity and Capital Resources
We are a highly leveraged company. Our primary sources of liquidity are cash flows generated from operations and availability under the ABL Facility. Our primary liquidity requirements are interest, working capital and capital expenditures.

At September 30, 2015, we had $3,918 of outstanding debt and $562 in liquidity consisting of the following:

•	$187 of unrestricted cash and cash equivalents (of which $142 is maintained in foreign jurisdictions);

•	$337 of borrowings available under our ABL Facility ($372 borrowing base less $35 of outstanding letters of credit); and

•	$38 of time drafts and borrowings available under credit facilities at certain international subsidiaries
As adjusted for the completion of our ABL Amendment, our liquidity would have been $590 as of September 30, 2015.
We do not believe there is any risk to funding our liquidity requirements in any particular jurisdiction for the next twelve months.
Our net working capital (defined as accounts receivable and inventories less accounts payable) at September 30, 2015 and December 31, 2014 was $555 and $565, respectively. A summary of the components of our net working capital as of September 30, 2015 and December 31, 2014 is as follows:

	September 30, 2015	% of LTM Net Sales	December 31, 2014	% of LTM Net Sales
Accounts receivable	$579	13%	$591	12%
Inventories	362	8%	400	7%
Accounts payable	(386)	(9)%	(426)	(8)%
Net working capital	$555	12%	$565	11%
The decrease in net working capital of $10 from December 31, 2014 was primarily due to the impact of foreign currency translation, driven by the strengthening of the U.S. dollar against most other currencies during 2015. On a constant currency basis, accounts receivable increased primarily due to sales mix within our certain businesses to customers with longer credit terms. The decrease in inventory and accounts payable was due primarily to the impact of foreign currency translation discussed above and lower raw material costs in 2015. To minimize the impact of seasonal changes in net working capital on cash flows, we continue to review inventory safety stock levels, focus on accelerating receivable collections by offering incentives to customers to encourage early payment or through the sale of receivables at a discount and negotiate with vendors to contractually extend payment terms whenever possible.
We periodically borrow from the ABL Facility to support our short-term liquidity requirements, particularly when net working capital requirements increase in response to the seasonality of our volumes in the summer months. As of September 30, 2015, there were no outstanding borrowings under the ABL Facility.
2015 Debt Transactions
In April 2015, we issued $315 aggregate principal amount of the New First Lien Notes. We used the net proceeds to redeem or repay all $40 of our outstanding Sinking Fund Debentures, and to repay all amounts outstanding under the ABL Facility at the closing of the offering. The remaining proceeds from the offering provided incremental liquidity.

On July 27, 2015, we entered into the ABL Amendment, which was completed on November 6, 2015, under which certain of our subsidiaries are borrowers, to (i) add one of our German subsidiaries as a borrower and one of its German subsidiaries as a guarantor and (ii) expand our borrowing base to include certain machinery and equipment in certain foreign jurisdictions, subject to customary reserves.

Additionally, during the third quarter of 2015, we repurchased $115 of our 8.875% Senior Secured Notes due 2018 on the open market for cash of $99. This transaction resulted in a gain of $14, which represents the difference between the carrying value of the repurchased debt and the cash paid for the repurchases, less the proportionate amount of unamortized deferred financing fees and debt discounts that were written off in conjunction with the repurchases.
Short-term Outlook
The following factors will impact 2015 cash flows:

•	Interest and Income Taxes: We expect cash outflows in 2015 related to interest payments on our debt of $310 and income tax payments estimated at $19.

•
Capital Spending: We continue to expect capital spending in 2015 to be lower than 2014. While we have certain capital spending commitments related to various expansion and growth projects in our forest products resins and formaldehyde businesses, our capital spending requirements are generally flexible, and we will continue to manage our overall capital plan in the context of our strategic business and financial objectives.

•	Net Working Capital: We anticipate a decrease in working capital during the remainder 2015, as compared to 2014. We expect a decrease in the fourth quarter of 2015 due to seasonality of demand.
We plan to fund these significant outflows with available cash and cash equivalents, cash from operations, the additional liquidity provided by the 2015 Refinancing Transactions and, if necessary, through available borrowings under our ABL Facility. Based on our liquidity position as of September 30, 2015 and projections of operating cash flows for the remainder of 2015, we believe we have sufficient liquidity to fund continuing operations for the next twelve months.
We continue to review possible sales of certain non-core assets, which could further increase our liquidity. Opportunities for these sales depends to some degree on favorable conditions in the credit markets.
Sources and Uses of Cash
Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
	2015	2014
Sources (uses) of cash:
Operating activities	$66	$(132)
Investing activities	(114)	(205)
Financing activities	88	64
Effect of exchange rates on cash flow	(9)	(5)
Net increase (decrease) in cash and cash equivalents	$31	$(278)
Operating Activities
In the first nine months of 2015, operations provided $66 of cash. Net loss of $29 included $107 of net non-cash expense items, of which $102 was for depreciation and amortization, $19 was for unrealized foreign currency losses and $2 was for deferred taxes. These expense items were partially offset by a $14 gain on extinguishment of debt and $5 gain on step acquisition. Net working capital used $41, as compared to $194 of cash used in the first nine months of 2014. The change was due to the decrease in net sales and raw material costs in the first nine months of 2015 and the related impact on the components of net working capital. Changes in other assets and liabilities and income taxes payable provided $29 due to the timing of when items were expensed versus paid, which primarily included interest expense, employee retention programs, pension plan contributions and taxes.
In the first nine months of 2014, operations used $132 of cash. Net loss of $66 included $136 of net non-cash expense items, of which $109 was for depreciation and amortization and $32 was for unrealized foreign currency losses. Net working capital used $194, which was driven by increases in accounts receivable of $142 and inventory of $92 due to seasonality-driven sequential sales volume increases, which were partially offset by an increase in accounts payable of $40, driven by the same factors. Changes in other assets and liabilities and income taxes payable used $8 due to the timing of when items were expensed versus paid, which primarily included interest expense, employee retention programs, pension plan contributions and taxes.
Investing Activities
In the first nine months of 2015, investing activities used $114 of cash. We spent $122 for capital expenditures, which primarily related to plant expansions, improvements and maintenance related capital expenditures. Additionally, we spent $7, net of cash received, on the step acquisition of a joint venture. The sale of certain investments and other assets provided cash of $7, and the decrease in restricted cash provided $8.
In the first nine months of 2014, investing activities used $205 of cash. We spent $133 for capital expenditures, which primarily related to plant expansions, improvements and maintenance related capital expenditures. We also used cash of $52 for the acquisition of a manufacturing facility in Shreveport, Louisiana and $12 of cash to purchase a subsidiary of MPM. We extended a loan to an unconsolidated affiliate which resulted in a $50 decrease in cash, which was offset by the subsequent $50 repayment of the loan by the unconsolidated affiliate. Additionally, we used net cash of $4 to purchase debt securities and the change in restricted cash used $2.
Financing Activities
In the first nine months of 2015, financing activities provided $88 of cash. Net short-term debt repayments were $1, and net long-term debt borrowings were $99, which primarily consisted of proceeds from the issuance of an aggregate principal amount of $315 New First Lien Notes, which was partially offset by the redemption or repayment of approximately $40 of our outstanding Sinking Fund Debentures and all amounts outstanding on the ABL Facility at the time of the issuance, as well as $99 used to repurchase a portion of our 8.875% Senior Secured Notes due 2018 on the open market. We also paid $10 of financing fees related to these debt transactions.
In the first nine months of 2014, financing activities provided $64 of cash. Net short-term debt borrowings were $25, and net long-term debt borrowings were $39, which primarily consisted of net borrowings under the ABL Facility.

There are certain restrictions on the ability of certain of our subsidiaries to transfer funds to Hexion Inc. in the form of cash dividends, loans or otherwise, which primarily arise as a result of certain foreign government regulations or as a result of restrictions within certain subsidiaries’ financing agreements limiting such transfers to the amounts of available earnings and profits or otherwise limit the amount of dividends that can be distributed. In either case, we have alternative methods to obtain cash from these subsidiaries in the form of intercompany loans and/or returns of capital in such instances where payment of dividends is limited to the extent of earnings and profits.
Debt Repurchases and Other Financing Transactions
Depending upon market, pricing and other conditions, as well as our cash balances and liquidity, we or our affiliates, may seek to acquire additional notes or other indebtedness of the Company through open market purchases, privately negotiated transactions, tender offers, redemption or otherwise, upon such terms and at such prices as we or our affiliates may determine (or as may be provided for in the indentures governing the notes), for cash or other consideration. In addition, we have considered and will continue to evaluate potential transactions to reduce net debt, such as debt for debt exchanges or other transactions. There can be no assurance as to which, if any, of these alternatives or combinations thereof we or our affiliates may choose to pursue in the future, as the pursuit of any alternative will depend upon numerous factors such as market conditions, our financial performance and the limitations applicable to such transactions under our financing documents.
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
The indentures that govern our 6.625% First-Priority Senior Secured Notes, New First Lien Notes, 8.875% Senior Secured Notes and 9.00% Second-Priority Senior Secured Notes (the “Secured Indentures”) contain an Adjusted EBITDA to Fixed Charges ratio incurrence test which restricts our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet this ratio (measured on a last twelve months, or LTM, basis) of at least 2.0 to 1.0. The Adjusted EBITDA to Fixed Charges Ratio under the Secured Indentures is generally defined as the ratio of (a) Adjusted EBITDA to (b) net interest expense excluding the amortization or write-off of deferred financing costs, each measured on an LTM basis.
The ABL Facility, which is subject to a borrowing base, does not have any financial maintenance covenant other than a minimum fixed charge coverage ratio of 1.0 to 1.0 that would only apply if our availability under the ABL Facility at any time is less than the greater of (a) $40 and (b) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time. The fixed charge coverage ratio under the credit agreement governing the ABL Facility is generally defined as the ratio of (a) Adjusted EBITDA minus non-financed capital expenditures and cash taxes to (b) debt service plus cash interest expense plus certain restricted payments, each measured on an LTM basis. At September 30, 2015, our availability under the ABL Facility exceeded such levels; therefore, the minimum fixed charge covenant ratio did not apply. As of September 30, 2015, we were in compliance with all covenants that govern the ABL Facility. We do not believe that a covenant default under the ABL Facility is reasonably likely to occur in the foreseeable future.
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

September 30, 2015
LTM Period
Net loss	$(187)
Income tax expense	33
Interest expense, net	322
Gain on extinguishment of debt	(14)
Depreciation and amortization	138
EBITDA	292
Adjustments to EBITDA:
Business realignment costs (1)	33
Realized and unrealized foreign currency losses	28
Unrealized loss on pension and postretirement benefits (2)	91
Other (3)	51
Cost reduction programs savings (4)	14
Adjusted EBITDA	$509
Pro forma fixed charges (5)	$312
Ratio of Adjusted EBITDA to Fixed Charges (6)	1.63

(1)	Represents headcount reduction expenses and plant rationalization costs related to cost reduction programs and other costs associated with business realignments.

(2)	Represents non-cash losses resulting from pension and postretirement benefit plan liability remeasurements.

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

(5)	Reflects pro forma interest expense based on interest rates at September 30, 2015, as if the 2015 Refinancing Transactions had taken place at the beginning of the period.

(6)
The Company’s ability to incur additional indebtedness, among other actions, is restricted under the indentures governing certain notes, unless the Company has an Adjusted EBITDA to Fixed Charges ratio of 2.0 to 1.0. As of September 30, 2015, we did not satisfy this test. As a result, we are subject to restrictions on our ability to incur additional indebtedness and to make investments; however, there are exceptions to these restrictions, including exceptions that permit indebtedness under our ABL Facility (available borrowings of which were $337 at September 30, 2015).

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

In April 2015, the FASB issued Accounting Standards Board Update No. 2015-03: Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, and also requires that the amortization of such costs be reported as interest expense. In August 2015, ASU 2015-03 was amended by Accounting Standards Board Update No. 2015-15: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). ASU 2015-15 adds language to ASU 2015-03 based on the SEC Staff Announcement that the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The guidance in ASU 2015-03, as amended by ASU 2015-15, is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period, and early adoption is permitted. We plan to early adopt ASU 2015-03 as of December 31, 2015. Based on unamortized debt issuance costs as of September 30, 2015, we estimate approximately $55 of debt issuance costs would be reclassified from “Other long-term assets” to “Long term debt” within our Consolidated Balance Sheets.

In July 2015, the FASB issued Accounting Standards Board Update No. 2015-11: Simplifying the Measurement of Inventory (Topic 330) (“ASU 2015-11”) as part of the FASB simplification initiative. ASU 2015-11 replaces the existing concept of market value of inventory (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin) with the single measurement of net realizable value. The guidance is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently assessing the potential impact of ASU 2015-11 on our financial statements.

In September 2015, the FASB issued Accounting Standards Board Update No. 2015-16: Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”) as part of the FASB simplification initiative. ASU 2015-16 eliminates the requirement for an acquirer in a business combination to retrospectively adjust the provisional amounts recognized at the acquisition date to reflect new information obtained during the measurement period. Instead, ASU 2015-16 allows an acquirer to recognize measurement period adjustments prospectively, with added disclosure of the impact on previous periods if the adjustments had been recognized as of the acquisition date. The guidance is effective for the annual periods beginning after December 15, 2015, including interim periods within that reporting period. The requirements of ASU 2015-16 are not expected to have a significant impact on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no material developments during the first nine months of 2015 on the matters we have previously disclosed about quantitative and qualitative market risk in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2015. Based upon that evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2015.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Item 1.	Legal Proceedings
There have been no other material developments during the third quarter of 2015 in any of the ongoing legal proceedings that are included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 1A.	Risk Factors
There have been no material changes during the first nine months of 2015 in the risk factors that were included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

HEXION INC.

Date:	November 9, 2015	/s/ William H. Carter
William H. Carter
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)