Form 10-K
period 2015-12-31
HEXION INC.
filed 2016-03-14
CIK 13239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
FORM 10-K
 _____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
At December 31, 2015, the aggregate market value of voting and non-voting common equity of the Registrant held by non-affiliates was zero.
Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on March 1, 2016: 82,556,847
Documents incorporated by reference. None

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
ITEM 1 - BUSINESS
Overview
Hexion Inc. (“Hexion” or the “Company”), a New Jersey corporation with predecessors dating from 1899, is the world’s largest producer of thermosetting resins, or thermosets, and a leading producer of adhesive and structural resins and coatings. Thermosets are a critical ingredient in virtually all paints, coatings, glues and other adhesives produced for consumer or industrial uses. The type of thermoset used, and how it is formulated, applied and cured, determines its key attributes, such as durability, gloss, heat resistance, adhesion or strength of the final product. Thermosetting resins include materials such as phenolic resins, epoxy resins, polyester resins, acrylic resins and urethane resins.
Our direct parent is Hexion LLC, a holding company and wholly owned subsidiary of Hexion Holdings LLC (“Hexion Holdings”), the ultimate parent entity of Hexion. Hexion Holdings is controlled by investment funds managed by affiliates of Apollo Management Holdings, L.P. (together with Apollo Global Management, LLC and its subsidiaries, “Apollo”). Apollo may also be referred to as the Company’s owner.
Our business is organized based on the products we offer and the markets we serve. At December 31, 2015, we had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins.
Products and Markets
We have a broad range of thermoset resin technologies, with high quality research, applications development and technical service capabilities. We provide a broad array of thermosets and associated technologies, and have significant market positions in each of the key markets that we serve.
Our products are used in thousands of applications and are sold into diverse markets, such as forest products, architectural and industrial paints, packaging, consumer products, composites and automotive coatings. Major industry sectors that we serve include industrial/marine, construction, consumer/durable goods, automotive, wind energy, aviation, electronics, architectural, civil engineering, repair/remodeling and oil and gas field support. The diversity of our products limits our dependence on any one market or end-use. We have a history of product innovation and success in introducing new products to new markets, as evidenced by more than 1,200 patents, the majority of which relate to the development of new products and manufacturing processes.
As of December 31, 2015, we had 65 active production sites around the world. Through our worldwide network of strategically located production facilities, we serve more than 4,800 customers in approximately 100 countries. Our position in certain additives, complementary materials and services further enables us to leverage our core thermoset technologies and provide our customers with a broad range of product solutions. As a result of our focus on innovation and a high level of technical service, we have cultivated long-standing customer relationships. Our global customers include leading companies in their respective industries, such as 3M, Akzo Nobel, BASF, Bayer, Dow, EP Energy, Louisiana Pacific, Monsanto, Owens Corning, PPG Industries, Valspar and Weyerhaeuser.

Growth and Strategy
We believe that we have opportunities for growth through the following strategies:

Invest in Growth Segments in Established Regions and Expand Our Global Reach in Faster Growing Geographies—We continue to invest in growth segments in our more established regions, as evidenced by the construction of a new formaldehyde plant in North America in 2015, as well as the finalization of the construction of an additional North American formaldehyde plant in early 2016. We are also focused on growing our business in markets in the potential high growth regions such as Asia-Pacific, Latin America, India, Eastern Europe and the Middle East, where the usage of our products has been increasing. For example, in the second half of 2015, we completed the expansion of our forest products resins manufacturing capacity in Brazil. Also in the second half of 2015, we acquired the remaining 50% interest in Momentive Union Specialty Chemicals Ltd (“MUSC”), a joint venture that manufactures phenolic specialty resins in China, from our joint venture partner to better position us to serve our customers in this region.
 Develop and Market New Products—We will continue to expand our product offerings through research and development initiatives and research partnership formations with third parties. Through these innovation initiatives we will continue to create new generations of products and services which will drive revenue and earnings growth. Approximately 19%, 21% and 23% of our 2015, 2014 and 2013 net sales, respectively, were from products developed within the last five years. In 2015, 2014 and 2013 we invested $65, $72 and $73, respectively, in research and development.
Increase Shift to High-Margin Specialty Products—We continue to proactively manage our product portfolio with a focus on specialty, high-margin applications for growth and the reduction of our exposure to lower-margin products. As a result of this capital allocation strategy and strong long-term end market growth underlying these specialty segments, including wind energy, automotive composites and oil field applications, we believe this will become a larger part of our broader portfolio.
Continue Portfolio Optimization and Pursue Targeted Add-On Acquisitions and Joint Ventures—The specialty chemicals and materials market is comprised of numerous small and mid-sized specialty companies focused on niche markets, as well as smaller divisions of large chemical conglomerates. As a large manufacturer of specialty chemicals and materials with leadership in the production of thermosets, we have a significant advantage in pursuing add-on acquisitions and joint ventures in areas that allow us to build upon our core strengths, expand our product, technology and geographic portfolio and better serve our customers. For example, over the last ten years, we have established or entered into joint ventures in Australia, China, Columbia and Russia. Additionally, we have executed add-on acquisitions in our coatings and oilfield businesses, and purchased certain technology and customer intangible assets in our phenolic specialty resins and forest products businesses.
Leverage Cost Savings from Sharing Functional Resources and Capabilities—The Shared Services Agreement with Momentive Performance Materials Inc. (“MPM”) (which, from October 1, 2010 through October 24, 2014, was a subsidiary of Hexion Holdings) has resulted in significant synergies for us, including logistics optimization, best-of-source contractual terms, procurement savings, regional site rationalization and administrative and overhead savings. We have realized cumulative annual cost savings of $64 as a result of the Shared Services Agreement. The Shared Services Agreement remains in place between us and MPM following completion of MPM’s balance sheet restructuring, and both companies will benefit from the optimized cost structure and services that it provides.
Generate Positive Operating Cash Flow and Deleverage—We expect to generate solid operating cash flow over the long-term due to our size, cost structure and reasonable ongoing capital expenditure requirements. In addition, due to our net operating loss carryforwards in certain jurisdictions, our cash tax requirements are minimal. Our strategy is to grow EBITDA, generate positive operating cash flow and delever. Additionally, we have demonstrated expertise in efficiently managing our working capital.
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
We believe that the principal factors that contribute to success in the specialty chemicals market, and our ability to maintain our position in the markets we serve, are (i) consistent delivery of high-quality products; (ii) favorable process economics; (iii) the ability to provide value to customers through both product attributes and strong technical service and (iv) an international footprint and presence in growing and developing markets.

Our Businesses
The following is a discussion of our reportable segments, their corresponding major product lines and the primary end-use applications of our key products as of December 31, 2015.
Epoxy, Phenolic and Coating Resins Segment
2015 Net Sales: $2,589

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
We are a leading producer of resins that are used in fiber reinforced composites. Composites are a fast growing class of materials that are used in a wide variety of applications ranging from aircraft components and wind turbine blades to sports equipment, and increasingly in automotive and transportation. We supply epoxy resin systems to composite fabricators in the wind energy, automotive and pipe markets.
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
Principal Competitors: Olin, Nan Ya, Huntsman, Spolchemie, Leuna Harze and Aditya Birla (Thai Epoxy)

Products	Key Applications
Composites:
Composite Epoxy Resins	Pipes and tanks, automotive, sports (ski, snowboard, golf), boats, construction, aerospace, wind energy and industrial applications
Principal Competitors: Olin, Cytec-Solvay Group, BASF, Aditya Birla (Thai Epoxy), Gurit, Huntsman and Swancor

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
Principal Competitors: Olin, Huntsman, Nan Ya, Air Products and Cytec-Solvay Group
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
Principal Competitors: Olin, Huntsman, Nan Ya and the Formosa Plastics Group, Leuna, Kukdo and other Korean producers
Versatic Acids and Derivatives
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
We are currently expanding our phenolic specialty resins business in select regions where we believe there are prospects for strong long-term growth. In the second half of 2015, we acquired the remaining 50% interest in a joint venture that constructed a phenolic specialty resins manufacturing facility in China, which became operational in late 2014. This facility produces a full range of specialty novolac and resole phenolic resins used in a diverse range of applications, including refractories, friction and abrasives to support the growing auto and consumer markets in China.

Products	Key Applications
Phenolic Specialty Resins:
Composites and Electronic Resins	Aircraft & rail components, ballistic applications, industrial grating, pipe, jet engine components, computer chip encasement and photolithography

Automotive Phenol Formaldehyde Resins	Acoustical insulation, engine filters, brakes, friction materials, interior components, molded electrical parts and assemblies

Construction Phenol Formaldehyde Resins and Urea Formaldehyde Resins	Fiberglass insulation, floral foam, insulating foam, lamp cement for light bulbs, molded appliance and electrical parts, molding compounds, sandpaper, fiberglass mat and coatings

Molding Compounds:
Phenolic, Epoxy, Unsaturated Polyesters	High performance automotive transmissions and under-hood components, heat resistant knobs and bases, switches and breaker components, pot handles and ashtrays

Glass	High load, dimensionally stable automotive underhood parts and commutators
Principal Competitors: Sumitomo (Durez), SI Group, Plenco, Dynea International, Arclin, Georgia-Pacific and Shenquan
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

Industrial: Building and construction, automotive OEM, general metal, wood, plastic coatings, traffic marking paint, industrial maintenance and transportation, adhesives and textiles
Principal Competitors: BASF, DSM, Dow, Arkema and Synthomer
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

Forest Products Resins Segment
2015 Net Sales: $1,551
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
In the second half of 2015, we completed the expansion of our forest products resins manufacturing capacity in Brazil and the construction of a new formaldehyde plant in North America. In addition, we finalized construction of an additional formaldehyde plant in North America in early 2016. We believe this added capacity will enhance our ability to leverage the expected long-term growth in these regions.

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

Formaldehyde Applications:
Formaldehyde
MDI, BDO, herbicides and fungicides, scavengers for oil and gas production, fabric softeners, urea formaldehyde resins, phenol formaldehyde resins, melamine formaldehyde resins, hexamine and other catalysts

Principal Competitors: Arclin, Georgia-Pacific, Huntsman and BASF
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
In 2015, our largest customer accounted for less than 2% of our net sales, and our top ten customers accounted for approximately 13% of our net sales. Neither our overall business nor any of our reporting segments depends on any single customer or a particular group of customers; therefore, the loss of any single customer would not have a material adverse effect on either of our two reporting segments or the Company as a whole. Our primary customers are manufacturers, and the demand for our products is seasonal in certain of our businesses, with the highest demand in the summer months and lowest in the winter months. Therefore, the dollar amount of our backlog orders as of December 31, 2015 is not a significant indicator. Demand for our products can also be cyclical, as general economic health and industrial and commercial production levels are key drivers for our business.

International Operations
Our non-U.S. operations accounted for 60%, 57% and 57% of our sales in 2015, 2014 and 2013, respectively. While our international operations may be subject to a number of additional risks, such as exposure to foreign currency exchange risk, we do not believe that our foreign operations, on the whole, carry significantly greater risk than our operations in the United States. We plan to grow our business in the Asia-Pacific, Eastern Europe and Latin American markets, where the use of our products is increasing. Information about sales by geographic region for the past three years and long-lived assets by geographic region for the past two years can be found in Note 16 in Item 8 of Part II of this Annual Report on Form 10-K. More information about our methods and actions to manage exchange risk and interest rate risk can be found in Item 7A of Part II of this Annual Report on Form 10-K.
Raw Materials
Raw material costs accounted for approximately 70% of our cost of sales in 2015. In 2015, we purchased approximately $2.6 billion of raw materials. The three largest raw materials that we use are phenol, methanol and urea, which collectively represented approximately 40% of our total raw material expenditures in 2015. The majority of raw materials that we use to manufacture our products are available from more than one source, and are readily available in the open market. We have long-term purchase agreements for certain raw materials that ensure the availability of adequate supply. These agreements generally have periodic price adjustment mechanisms and do not have minimum annual purchase requirements. Smaller quantity materials that are single sourced generally have long-term supply contracts to maximize supply reliability. Prices for our main feedstocks are generally driven by underlying petrochemical benchmark prices and energy costs, which are subject to price fluctuations. Although we seek to offset increases in raw material prices with increases in our product prices, we may not always be able to do so, and there are periods when price increases lag behind raw material price increases.
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
We have over 400 scientists and technicians worldwide. Our research and development facilities include a broad range of synthesis, testing and formulating equipment and small-scale versions of customer manufacturing processes for applications development and demonstration.
More recently, we have focused research and development resources on the incorporation of green chemistry principles into technology innovations to remain competitive and to address our customers’ demands for more environmentally preferred solutions. Our efforts have focused on developing resin technologies that reduce emissions, maximize efficiency and increase the use of bio-based raw materials. Some examples of meaningful results of our investment in the development of green products include:

•	EPIKOTE™ / EPIKURE™ epoxy systems for wind energy applications, which provide superior mechanical and process properties, reducing air emissions when hours of energy are created;

•
EPIKOTE™ and Bakelite® resin systems for automotive applications, which produce lightweight automotive composite components and other automotive parts that allow customers to build cars with better mileage, reducing air emissions without sacrificing performance;

•	EcoBind™ Resin Technology, an ultra low-emitting binder resin used to produce engineered wood products;

•	Albecor-Bio™ Powder Coating Resins, which use a bio-based material for low-heat cure resulting in less energy and CO2 emissions; and

•	Epi-Rez™ Epoxy Waterborne Resins, which provide for lower volatile organic compounds, reducing air emissions;
 In 2015, 2014 and 2013, our research and development and technical services expense was $65, $72 and $73, respectively. We take a customer-driven approach to discover new applications and processes and provide customer service through our technical staff. Through regular direct contact with our key customers, our research and development associates can become aware of evolving customer needs in advance, and can anticipate their requirements to more effectively plan customer programs. We also focus on continuous improvement of plant yields and production capacity and reduction of fixed costs.

Intellectual Property
We own, license or have rights to over 1,200 patents and over 1,300 trademarks, as well as various patent and trademark applications and technology licenses around the world, which we currently use or hold for use in our operations. A majority of our patents relate to developing new products and processes for manufacturing and will expire between 2016 and 2034. We renew our trademarks on a regular basis. While we view our patents and trademarks to be valuable, because of the broad scope of our products and services, we do not believe that the loss or expiration of any single patent or trademark would have a material adverse effect on our results of operations, financial position or the continuation of our business.
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
Environmental Regulations
Our policy is to operate our plants in a manner that protects the environment and health and safety of our employees, customers and communities. We have implemented company-wide environmental, health and safety policies managed by our Environmental, Health and Safety (“EH&S”) department and overseen by the EH&S Committee of Hexion Holdings’ Board of Managers. Our EH&S department provides support and oversight to our operations worldwide to ensure compliance with environmental, health and safety laws and regulations. This responsibility is executed via training, communication of EH&S policies, formulation of relevant policies and standards, EH&S audits and incident response planning and implementation. Our EH&S policies include systems and procedures that govern environmental emissions, waste generation, process safety management, handling, storage and disposal of hazardous substances, worker health and safety requirements, site security, emergency planning and response and product stewardship.
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

We expect to incur future costs for capital improvements and general compliance under environmental laws, including costs to acquire, maintain and repair pollution control equipment. In 2015, we incurred related capital expenditures of $28. We estimate that capital expenditures in 2016 for environmental controls at our facilities will be between $40 and $45. This estimate is based on current regulations and other requirements, but it is possible that a material amount of capital expenditures, in addition to those we currently anticipate, could be necessary if these regulations or other requirements or other facts change.
Employees
At December 31, 2015, we had approximately 5,100 employees. Approximately 45% of our employees are members of a labor union or are represented by workers’ councils that have collective bargaining agreements, including most of our European employees. We believe that we have good relations with our union and non-union employees.
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

Global economic conditions may remain volatile or deteriorate. Any further weakening of economic conditions would likely exacerbate the negative effects described above, could significantly affect our liquidity which may cause us to defer needed capital expenditures, reduce research and development or other spending, defer costs to achieve productivity and synergy programs or sell assets or incur additional borrowings which may not be available or may only be available on terms significantly less advantageous than our current credit terms and could result in a wide-ranging and prolonged impact on general business conditions, thereby negatively impacting our business, results of operations and financial condition. In addition, if the global economic environment deteriorates or remains slow for an extended period of time, the fair value of our reporting units could be more adversely affected than we estimated in our analysis of reporting unit fair values at October 1, 2015. This could result in additional goodwill or other asset impairments, which could negatively impact our business, results of operations and financial condition.
Due to continued worldwide economic volatility and uncertainty, the short-term outlook for our business is difficult to predict. Although certain global markets have begun to stabilize, a continued or increasing lack of consumer confidence could lead to stagnant demand for many of our products within both of our reportable segments into 2016.
Fluctuations in direct or indirect raw material costs could have an adverse impact on our business.
Raw materials costs made up approximately 70% of our cost of sales in 2015. The prices of our direct and indirect raw materials have been, and we expect them to continue to be, volatile. If the cost of direct or indirect raw materials increases significantly and we are unable to offset the increased costs with higher selling prices, our profitability will decline. Increases in prices for our products could also hurt our ability to remain both competitive and profitable in the markets in which we compete.

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
Many of our raw materials and intermediate products are available in the quantities we require from a limited number of suppliers. Should any of our key suppliers fail to deliver these raw materials or intermediate products to us or no longer supply us, we may be unable to purchase these materials in necessary quantities, which could adversely affect our volumes, or may not be able to purchase them at prices that would allow us to remain competitive. During the past several years, certain of our suppliers have experienced force majeure events rendering them unable to deliver all, or a portion of, the contracted-for raw materials. On these occasions, we have been forced to limit production or were forced to purchase replacement raw materials in the open market at significantly higher costs or place our customers on an allocation of our products. In the past, some of our customers have chosen to discontinue or decrease the use of our products as a result of these measures. We have experienced, and expect to continue to experience, force majeure events by certain of our suppliers which have had significant negative impacts on our business. For example, in 2014, Shell notified us of a supply interruption event at its Moerdijk, Netherlands facility, which provides key raw materials to us, and this event resulted in us allocating certain products to our customers through mid-2015, at which point the disruption was resolved. In addition, we cannot predict whether new regulations or restrictions may be imposed in the future which may result in reduced supply or further increases in prices. We cannot assure investors that we will be able to renew our current materials contracts or enter into replacement contracts on commercially acceptable terms, or at all. Fluctuations in the price of these or other raw materials or intermediate products, the loss of a key source of supply or any delay in the supply could result in a material adverse effect on our business.
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

Compliance with environmental, health and safety laws and regulations, and maintenance of permits, can be costly and complex, and we have incurred and will continue to incur costs, including capital expenditures and costs associated with the issuance and maintenance of letters of credit, to comply with these requirements. In 2015, we incurred capital expenditures of $28 to comply with environmental laws and regulations and to make other environmental improvements. If we are unable to comply with environmental, health and safety laws and regulations, or maintain our permits, we could incur substantial costs, including fines and civil or criminal sanctions, third party property damage or personal injury claims or costs associated with upgrades to our facilities or changes in our manufacturing processes in order to achieve and maintain compliance, and may also be required to halt permitted activities or operations until any necessary permits can be obtained or complied with. In addition, future developments or increasingly stringent regulations could require us to make additional unforeseen environmental expenditures, which could have a material adverse effect on our business.
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
We participate with other companies in trade associations and regularly contribute to the research and study of the safety and environmental impact of our products and raw materials, including silica, formaldehyde and Bis-phenol A (“BPA”). These programs are part of a process to review the environmental impacts, safety and efficacy of our products. In addition, government and academic institutions periodically conduct research on potential environmental and health concerns posed by various chemical substances, including substances we manufacture and sell. These research results are periodically reviewed by state, national and international regulatory agencies and potential customers. Such research could result in future regulations restricting the manufacture or use of our products, liability for adverse environmental or health effects linked to our products, and/or de-selection of our products for specific applications. These restrictions, liability, and product de-selection could have a material adverse effect on our business, our financial condition and/or liquidity.
Because of certain government public health agencies’ concerns regarding the potential for adverse human health effects, formaldehyde is a regulated chemical and public health agencies continue to evaluate its safety. In 2004, a division of the World Health Organization, the International Agency for Research on Cancer, or IARC, based on an alleged stronger relationship with nasopharyngeal cancer (“NPC”), reclassified formaldehyde as “carcinogenic to humans,” a higher classification than set forth in previous IARC evaluations. In 2009, the IARC determined that there is sufficient evidence in humans of a causal association between formaldehyde exposure and leukemia. In 2011, the National Toxicology

Program, or NTP, within the U.S. Department of Health and Human Services, or HHS, issued its 12th Report on Carcinogens, or RoC, which lists formaldehyde as “known to be a human carcinogen.” This NTP listing was based, in part, upon certain studies reporting an increased risk of certain types of cancers, including myeloid leukemia, in individuals with higher measures of formaldehyde exposure (exposure level or duration). The USEPA is considering regulatory options for setting limits on formaldehyde emissions from composite wood products that use formaldehyde-based adhesives and a final rule may be issued in May 2016. The USEPA, under its Integrated Risk Information System, or IRIS, released a draft of its toxicological review of formaldehyde in 2010. This draft review states that formaldehyde meets the criteria to be described as “carcinogenic to humans” by the inhalation route of exposure based upon evidence of causal links to certain cancers, including leukemia. The National Academy of Sciences, or NAS, was requested by the USEPA to serve as the external peer review body for the draft review. The NAS reviewed the draft IRIS toxicological review and issued a report in April 2011 that criticized the draft IRIS toxicological review and stated that the methodologies and the underlying science used in the draft IRIS review did not clearly support a conclusion of a causal link between formaldehyde exposure and leukemia. It is possible that USEPA may revise its draft IRIS toxicological review to reflect the NAS findings, including the conclusions regarding a causal link between formaldehyde exposure and leukemia. In December 2011, the conference report for the FY 2012 Omnibus Appropriations bill included a provision directing HHS to refer the NTP 12th RoC file for formaldehyde to the NAS for further review. On August 8, 2014 the NAS accepted the listing of formaldehyde as a “known human carcinogen” in the 12th RoC, with no changes recommended. According to NTP, a listing in the RoC indicates a potential hazard and does not assess cancer risks to individuals associated with exposures in their daily lives. However, the 12th RoC listing could have material adverse effects on our business. In October 2011, the European Chemical Agency (“ECHA”) publicly released for comment the “Proposal for Harmonized Classification and Labelling Based on Regulation (EC) No 1272/2008 (C.I.P. Regulation), Annex VI, Part 2, Substance Name: FORMALDEHYDE Version Number 2, Date: 28 September 2011.” The French Member State Competent Authorities (“MSCA”) proposed that formaldehyde be reclassified as a Category 1A Carcinogen and Category 2 Mutagen based upon their review of the available evidence. The proposal cited a relationship to NPC. NPC is a rare cancer of the upper respiratory tract. Following a review of the proposal, the Risk Assessment Committee of ECHA, which is made up of representatives from all EU member states, determined that there was sufficient evidence to justify the classification of formaldehyde as a Category 2 Mutagen, but that the evidence reviewed only supported the classification of formaldehyde as a Category 1B Carcinogen (described by the applicable EU regulation as “presumed to have carcinogenic potential for humans, classification is largely based on animal evidence”) rather than as a Category 1A Carcinogen (described as “known to have carcinogenic potential for humans, classification is largely based on human evidence”) as proposed by France. This new classification is effective January 1, 2016. It is possible that new regulatory requirements could be promulgated to limit human exposure to formaldehyde, that we could incur substantial additional costs to meet any such regulatory requirements, and that there could be a reduction in demand for our formaldehyde-based products. These additional costs and reduced demand could have a material adverse effect on our operations and profitability.
BPA, which is manufactured and used as an intermediate at our Deer Park, Texas and Pernis, Netherlands manufacturing facilities, and is also sold directly to third parties, is currently under evaluation as an “endocrine disrupter.” Endocrine disrupters are chemicals that have been alleged to interact with the endocrine systems of human beings and wildlife and disrupt their normal biological processes. BPA continues to be subject to scientific, regulatory and legislative review and negative media attention. Several significant reviews on the safety of BPA were performed by prestigious regulatory and scientific bodies around the globe. These include the World Health Organization, U.S. Food and Drug Administration (“FDA”), European Food Safety Authority (“EFSA”), Japanese Research Institute of Science for Safety and Sustainability, The German Society of Toxicology and Health Canada. In January 2013, the California Environmental Protection Agency’s Office of Environmental Health Hazard Assessment (“OEHHA”) issued a notice of intent to list BPA under Proposition 65 as a developmental toxicant. If listed, manufacturers, dealers, distributors and retailers of products containing BPA would be required to warn individuals prior to exposing them to BPA unless such exposures were shown to be less than a risk-based level (the maximum allowable dose level (“MADL”)). Concurrent with its proposed listing, the OEHHA proposed establishing an MADL for BPA. The American Chemistry Council (“ACC”) has filed a lawsuit to challenge this proposed listing. On April 19, 2013, a California state court issued a preliminary injunction ordering OEHHA to remove BPA from the Proposition 65 list during the pendency of the lawsuit. OEHHA subsequently removed the listing and withdrew its MADL for BPA. On December 18, 2014, the California state court issued a ruling denying ACC’s petition to prevent to listing of BPA under Proposition 65. ACC appealed this decision and the California Court of Appeals issued a stay of OEHHA’s listing of BPA until further order of the Court. On May 7, 2015, OEHHA’s Developmental and Reproductive Toxicity Identification Committee voted to list BPA under Proposition 65 as a reproductive toxicant. As a result, and as part of the Company’s November 2015 settlement of an Occupational Safety and Health Administration (“OSHA”) enforcement action under OSHA’s hazard communication standard, the Company’s Safety Data Sheets (SDS) are being changed to reflect the required OSHA Global Harmonized System (GHS) classification of BPA as a Category 2 reproductive toxicant and the California Proposition 65 listing. Despite these hazard designations and listings, the FDA, as noted above, is also actively engaged in the scientific and regulatory review of BPA and, in a letter submitted to OEHHA dated April 6, 2015, has reaffirmed that BPA is safe as currently permitted in FDA-regulated food contact uses and concluded that FDA’s National Center for Toxicological Research study did not support the listing of BPA as a reproductive toxicant. In December 2012, France enacted a law that bans BPA in Food Containers by 2015. Per this new law, the production, import, export, and marketing of food packaging containing BPA in direct contact with food contents was banned as of January 1, 2013 for products intended for infants less than 3 years of age, and as of January 1, 2015 for all other consumer products. However, the French Constitutional Court in September 2015 ruled that banning the manufacture and export of BPA-based food contact materials was unconstitutional. In January 2015, EFSA published its final opinion on its comprehensive re-evaluation of BPA exposure and toxicity, which concluded that BPA poses no health risk to consumers of any age group (including unborn children, infants and adolescents) at currently permitted exposure levels. The EU Committee for Risk Assessment has adopted an opinion to change the existing harmonized classification and labeling of BPA from a category 2 reproductive Toxicant to a category 1B reproductive Toxicant. This classification change will become effective in approximately 2017. Regulatory and legislative initiatives such as these would likely result in a reduction in demand for BPA and our products containing BPA and could also result in additional liabilities as well as an increase in operating costs to meet more stringent regulations. Such increases in operating costs and/or reduction in demand could have a material adverse effect on our operations and profitability.

We manufacture resin-encapsulated sand. Because sand consists primarily of crystalline silica, potential exposure to silica particulate exists. Overexposure to crystalline silica is a recognized health hazard. OSHA proposed a new comprehensive occupational health standard for crystalline silica in August 2013, which was submitted as a draft rule to the US Office of Management and Budget in December 2015. The draft rule, among other things, lowers the permissible occupational exposure limits to airborne crystalline silica particulate to which workers would be allowed to be exposed. We may incur substantial additional costs to comply with any new OSHA regulations.
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
Scientists periodically conduct studies on the potential human health and environmental impacts of chemicals, including products we manufacture and sell. Also, nongovernmental advocacy organizations and individuals periodically issue public statements alleging human health and environmental impacts of chemicals, including products we manufacture and sell. Based upon such studies or public statements, our customers may elect to discontinue the purchase and use of our products, even in the absence of any government regulation. Such actions could significantly decrease the demand for our products and, accordingly, have a material adverse effect on our business, financial condition, cash flows and profitability. In July 2012, the FDA concluded that polycarbonate, a plastic resin made from BPA, was no longer being used in the manufacture of certain infant and toddler beverage containers and, accordingly, approved a petition from the ACC to remove polycarbonate from the list of material approved for the use in the manufacture of such beverage containers. Abandonment of such uses of polycarbonate was due at least in part to adverse publicity alleging possible health effects on infants and toddlers of small amounts of BPA released from the polycarbonate. The FDA’s authority to act on this petition was based solely on marketplace conditions. As noted by the FDA, their action is not based on any finding or conclusion that packaging containing BPA is unsafe. Although the FDA’s determination will not have a direct impact on our business, it could eventually result in a determination by some of our customers to discontinue or decrease the use of our products made from BPA.
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
If global economic and market conditions, or economic conditions in Europe, China, Brazil, the United States or other key markets remain uncertain or deteriorate further, the value of associated foreign currencies and the global credit markets may weaken. Additionally, general financial instability in countries where we do not transact a significant amount of business could have a contagion effect and contribute to the general instability and uncertainty within a particular region or globally. If this were to occur, it could adversely affect our customers and suppliers and in turn have a materially adverse effect on our international business and results of operations.
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
In 2015, approximately 60% of our net sales originated outside the United States. In our Consolidated Financial Statements, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period or the exchange rate at the end of that period. During times of a strengthening U.S. dollar, at a constant level of business, our reported international revenues and earnings would be reduced because the local currency would translate into fewer U.S. dollars.
In addition to currency translation risks, we incur a currency transaction risk whenever we enter into a purchase or a sales transaction or indebtedness transaction using a different currency from the currency in which we record revenues. Given the recent volatility of exchange rates, we may not manage our currency transaction and/or translation risks effectively, and volatility in currency exchange rates may materially adversely affect our financial condition or results of operations, including our tax obligations. Since the vast majority of our indebtedness is denominated in U.S. dollars, a strengthening of the U.S. dollar could make it more difficult for us to repay our indebtedness.

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
Oil and natural gas prices have fluctuated greatly over the past several years and we anticipate that they will continue to do so. Natural gas and electricity are essential to our manufacturing processes, which are energy-intensive. Our energy costs represented approximately 4% of our total cost of sales for the year ended December 31, 2015.
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
If energy prices decrease, we expect benefits in the short-run with decreased operating expenses and increased operating income, but may face increased pricing pressure from competitors that are similarly impacted by energy prices. As a result, profitability may decrease over an extended period of time of lower energy prices. Moreover, any future increases in energy prices after a period of lower energy prices may have an adverse impact on our profitability for the reasons described above.
We face increased competition from other companies and from substitute products, which could force us to lower our prices, which would adversely affect our profitability and financial condition.
Several of the markets that we operate in are highly competitive, and this competition could harm our results of operations, cash flows and financial condition. Our competitors include major international producers as well as smaller regional competitors. We believe that the most significant competitive factor that impacts demand for certain of our products is selling price. We may be forced to lower our selling price based on our competitors’ pricing decisions, which would reduce our profitability. Certain markets that we serve have become commoditized in recent years and have given rise to several industry participants, resulting in fierce price competition in these markets. This has been further magnified by the impact of the recent global economic downturn, as companies have focused more on price to retain business and market share. In addition, we face competition from a number of products that are potential substitutes for our products. Growth in substitute products could adversely affect our market share, net sales and profit margins.
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
In October 2010, we entered into the Shared Services Agreement with MPM (which, from October 1, 2010 through October 24, 2014, was a subsidiary of Hexion Holdings). Under this agreement, we provide to MPM, and MPM provides to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. We have realized significant cost savings under the Shared Service Agreement, including savings related to shared services and logistics optimization, best-of-source contractual terms, procurement savings, regional site rationalization, administrative and overhead savings. The Shared Services Agreement is subject to termination by MPM (or us), without cause, on not less than thirty days prior written notice, and expires in October 2016 (subject to one-year renewals every year thereafter, absent contrary notice from either party). On April 13, 2014, Momentive Performance Materials Holdings Inc., MPM and certain of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11. Subsequently, in conjunction with the consummation of MPM’s plan of reorganization and emergence from Chapter 11, on October 24, 2014, the Shared Services Agreement was amended to, among other things, (i) exclude the services of certain executive officers, (ii) provide for a transition assistance period at the election of the recipient following termination of the Shared Services Agreement of up to 12 months, subject to one successive renewal period of an additional 60 days and (iii) provide for the use of an independent third-party audit firm to assist the Shared Services Steering Committee with its annual review of billings and allocations.

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
As of December 31, 2015, approximately 45% of our employees were unionized or represented by works councils that were covered by collective bargaining agreements. In addition, some of our employees reside in countries in which employment laws provide greater bargaining or other employee rights than the laws of the United States. These rights may require us to expend more time and money altering or amending employees’ terms of employment or making staff reductions. For example, most of our employees in Europe are represented by works councils, which generally must approve changes in conditions of employment, including restructuring initiatives and changes in salaries and benefits. A significant dispute could divert our management’s attention and otherwise hinder our ability to conduct our business or to achieve planned cost savings.
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
Our U.S. and non-U.S. defined benefit pension plans were under-funded in the aggregate by $39 and $176, respectively, as of December 31, 2015. We are legally required to make contributions to our pension plans in the future, and those contributions could be material.
In 2016, we expect to contribute approximately $2 and $20 to our U.S. and non-U.S. defined benefit pension plans, respectively, which we believe is sufficient to meet the minimum funding requirements as set forth in employee benefit and tax laws.
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
Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to conduct a comprehensive evaluation of their internal control over financial reporting. To comply with this statute, each year we are required to document and test our internal control over financial reporting, our management is required to assess and issue a report concerning our internal control over financial reporting and our independent registered public accounting firm reports on the effectiveness of our internal control over financial reporting.
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
We have substantial consolidated indebtedness. As of December 31, 2015, we had approximately $3.8 billion of consolidated outstanding indebtedness, including payments due within the next twelve months and short-term borrowings. In addition, we had a $320 undrawn revolver under our ABL Facility, subject to a borrowing base, after giving effect to $34 of outstanding letters of credit. In 2016, our annualized cash interest expense is projected to be approximately $305 based on consolidated indebtedness and interest rates at December 31, 2015, of which $300 represents cash interest expense on fixed-rate obligations, including variable rate debt subject to interest rate swap agreements.
As of December 31, 2015, approximately $76, or 2%, of our borrowings were at variable interest rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same. Assuming our consolidated variable interest rate indebtedness outstanding as of December 31, 2015 remains the same, an increase of 1% in the interest rates payable on our variable rate indebtedness would increase our annual estimated debt service requirements by approximately $1.
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
Availability under the ABL Facility is subject to a borrowing base based on a specified percentage of eligible accounts receivable and inventory and, with respect to the foreign loan parties, a specified percentage of eligible machinery, equipment and real property, subject to certain limitations. As of December 31, 2015, the borrowing base reflecting various required reserves was approximately $354, and our borrowing availability after factoring in letters of credit outstanding under the ABL Facility was $320. However, the borrowing base (including various reserves) will be updated on a monthly basis, so the actual borrowing base could be lower in the future. To the extent the borrowing base is lower than we expect, that could significantly impair our liquidity. In addition, if our fixed charge coverage ratio falls to less than 1.0 to 1.0, we will need to ensure that our availability under the ABL Facility is at least the greater of $40 and 12.5% of the lesser of the borrowing base and the total commitments under the ABL Facility.

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
ITEM 1B - UNRESOLVED STAFF COMMENTS
None.

ITEM 2 - PROPERTIES
Our headquarters are in Columbus, Ohio and we have European executive offices in Rotterdam, Netherlands. Our major manufacturing facilities are primarily located in North America and Europe. As of December 31, 2015, we operated 27 domestic production and manufacturing facilities in 14 states and 38 foreign production and manufacturing facilities primarily in Australia, Brazil, Canada, China, Colombia, the Czech Republic, Finland, France, Germany, Italy, Korea, Malaysia, Netherlands, New Zealand, Spain, Thailand, the United Kingdom and Uruguay.
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
We believe our production and manufacturing facilities are well maintained and effectively utilized and are adequate to operate our business. Following are our more significant production and manufacturing facilities and executive offices:

Location	Nature of Ownership	Reporting Segment
Argo, IL*	Owned	Epoxy, Phenolic and Coating Resins
Barry, UK*	Owned	Epoxy, Phenolic and Coating Resins
Brady, TX	Owned	Epoxy, Phenolic and Coating Resins
Deer Park, TX*	Owned	Epoxy, Phenolic and Coating Resins
Duisburg-Meiderich, Germany	Owned	Epoxy, Phenolic and Coating Resins
Iserlohn-Letmathe, Germany	Owned	Epoxy, Phenolic and Coating Resins
Lakeland, FL	Owned	Epoxy, Phenolic and Coating Resins
Louisville, KY	Owned	Epoxy, Phenolic and Coating Resins
Moerdijk, Netherlands*	Owned	Epoxy, Phenolic and Coating Resins
Norco, LA*	Owned	Epoxy, Phenolic and Coating Resins
Onsan, South Korea	Owned	Epoxy, Phenolic and Coating Resins
Pernis, Netherlands*	Owned	Epoxy, Phenolic and Coating Resins
Ribecourt, France	Owned	Epoxy, Phenolic and Coating Resins
Sokolov, Czech Republic	Owned	Epoxy, Phenolic and Coating Resins
Solbiate Olona, Italy	Owned	Epoxy, Phenolic and Coating Resins
Zhenjiang, China	Owned	Epoxy, Phenolic and Coating Resins
Curitiba, Brazil	Owned	Forest Products Resins
Montenegro, Brazil	Owned	Forest Products Resins
Edmonton, AB, Canada	Owned	Forest Products Resins
Fayetteville, NC	Owned	Forest Products Resins
Geismar, LA	Owned	Forest Products Resins
Gonzales, LA	Owned	Forest Products Resins
Hope, AR	Owned	Forest Products Resins
Kitee, Finland	Owned	Forest Products Resins
Springfield, OR	Owned	Forest Products Resins
St. Romuald, QC, Canada	Owned	Forest Products Resins
Columbus, OH†	Leased	Corporate and Other
Rotterdam, Netherlands†	Leased	Corporate and Other
Shanghai, China†	Leased	Corporate and Other
__________________________________

*	We own all of the assets at this location. The land is leased.

†	Executive offices.

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
Environmental Damages to the Port of Paranagua, Brazil
On August 10, 2005, the Environmental Institute of Paraná (IAP), an environmental agency in the State of Paraná, provided Hexion Quimica Industria, the Company’s Brazilian subsidiary, with notice of an environmental assessment in the amount of 12 Brazilian reais. The assessment related to alleged environmental damages to the Paranagua Bay caused in November 2004 from an explosion on a shipping vessel carrying methanol purchased by the Company. The investigations performed by the public authorities have not identified any actions of the Company that contributed to or caused the accident. The Company responded to the assessment by filing a request to have it cancelled and by obtaining an injunction precluding execution of the assessment pending adjudication of the issue. In November 2010, the Court denied the Company’s request to cancel the assessment and lifted the injunction that had been issued. The Company responded to the ruling by filing an appeal in the State of Paraná Court of Appeals. In March 2012, the Company was informed that the Court of Appeals had denied the Company’s appeal, and on June 4, 2012 the Company filed appeals to the Superior Court of Justice and the Supreme Court of Brazil. The Company continues to believe it has strong defenses against the validity of the assessment, and does not believe that a loss is probable. At December 31, 2015, the amount of the assessment, including tax, penalties, monetary correction and interest, is 43 Brazilian reais, or approximately $11.
EPA Risk Management Plan Inspection
In December 2013, the USEPA conducted an inspection at one of our U.S. manufacturing facilities, which identified alleged violations of USEPA’s Risk Management Plan regulations. We have met with US EPA to discuss a potential administrative settlement to resolve this matter, along with a hazardous materials release matter that occurred subsequent to the inspection. Potential fines, penalties or other costs associated with this matter are currently unknown.
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

PART II
(dollars in millions, except per share data, or as otherwise noted)
ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
There is no established public trading market for our common stock. As of March 1, 2016, 82,556,847 common shares were held by our direct parent, Hexion LLC.
In 2014, we declared dividends of less than $1 to be paid as and when needed to fund the compensation for the Board of Managers of Hexion Holdings, insurance premiums and other expenses. Other than dividends that we may declare from time to time to fund expenses as permitted under our ABL Facility and the indentures that govern our notes, we do not currently intend to declare any cash dividends on our common stock, and instead intend to retain earnings, if any, to fund future operations and to reduce our debt. The credit agreement that governs our ABL Facility and the indentures that govern our notes impose restrictions on our ability to pay dividends. Therefore, our ability to pay dividends on our common stock will depend on, among other things, our level of indebtedness at the time of the proposed dividend and whether we are in default under any of our debt instruments. Our future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors that our board of directors considers relevant. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, business opportunities, provision of applicable law and other factors that our board of directors may consider relevant. For a discussion of our cash resources and needs, see Item 7 of Part II of this Annual Report on Form 10-K.
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
The consolidated balance sheet and statement of operations data as of and for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 have been derived from our audited Consolidated Financial Statements included elsewhere herein.

	Year ended December 31,
	2015	2014	2013	2012	2011
	(dollars in millions, except per share data)
Statements of Operations:
Net sales	$4,140	$5,137	$4,890	$4,756	$5,207
Cost of sales	3,540	4,576	4,282	4,232	4,469
Gross profit	600	561	608	524	738
Selling, general and administrative expense	306	399	304	376	354
Asset impairments	6	5	181	23	32
Business realignment costs	16	47	21	35	15
Other operating expense (income), net	12	(8)	1	11	(15)
Operating income	260	118	101	79	352
Interest expense, net	326	308	303	263	262
(Gain) loss on extinguishment of debt	(41)	—	6	—	—
Other non-operating (income) expense, net	(3)	32	2	(1)	3
(Loss) income from continuing operations before income tax and earnings from unconsolidated entities	(22)	(222)	(210)	(183)	87
Income tax expense (benefit)	34	22	379	(410)	(6)
(Loss) income from continuing operations before earnings from unconsolidated entities	(56)	(244)	(589)	227	93
Earnings from unconsolidated entities, net of taxes	17	20	17	19	16
Net (loss) income from continuing operations	(39)	(224)	(572)	246	109
Net income from discontinued operations, net of taxes (1)	—	—	—	—	2
Net (loss) income	(39)	(224)	(572)	246	111
Net (income) loss attributable to noncontrolling interest	(1)	1	1	1	—
Net (loss) income attributable to Hexion Inc.	$(40)	$(223)	$(571)	$247	$111
Dividends declared per common share	$—	$—	$0.01	$0.04	$0.02
Cash Flows provided by (used in):
Operating activities	$213	$(50)	$80	$177	$171
Investing activities	(155)	(233)	(150)	(138)	33
Financing activities	24	69	52	(59)	57
Balance Sheet Data (at end of period):
Cash and cash equivalents	$236	$172	$393	$419	$419
Short-term investments	—	7	7	5	7
Working capital (2)	283	422	570	672	682
Total assets (3)	2,382	2,617	2,804	3,300	3,059
Total long-term debt (3)	3,698	3,678	3,598	3,367	3,374
Total net debt (4)	3,593	3,655	3,374	3,071	3,113
Total liabilities (3)	4,859	4,967	4,877	4,583	4,815
Total deficit	(2,477)	(2,350)	(2,073)	(1,283)	(1,756)

(1)
Net income (loss) from discontinued operations reflects the results of our global inks and adhesive resins business (“IAR Business”) and our North American coatings and composite resins business (“CCR Business”), which were both sold in 2011.

(2)	Working capital is defined as current assets less current liabilities.

(3)
Total assets, total long-term debt and total liabilities have been adjusted for all periods presented to reflect the adoption of Accounting Standards Board Update No. 2015-03 (“ASU 2015-03”), which reclassified certain unamortized deferred debt issuance costs from “Other long-term assets” to “Long term debt” within our Consolidated Balance Sheets. See Note 2 in Item 8 of Part II of this Annual Report on Form 10-K.

(4)	Net debt is defined as long-term debt (exclusive of unamortized deferred financing fees) plus short-term debt less cash and cash equivalents and short-term investments.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our results of operations and financial condition for the years ended December 31, 2015, 2014 and 2013 with the audited Consolidated Financial Statements and related notes included elsewhere herein. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs, and which involve numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1A, “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements.
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
Through our worldwide network of strategically located production facilities we serve more than 4,800 customers in approximately 100 countries. Our global customers include large companies in their respective industries, such as 3M, Akzo Nobel, BASF, Bayer, Dow, EP Energy, Louisiana Pacific, Monsanto, Owens Corning, PPG Industries, Valspar and Weyerhaeuser.
Business Strategy
As a significant player in the specialty chemicals industry, we believe we have unique opportunities to strategically grow our business over the long term. We continue to develop new products with an emphasis on innovation and expanding our product solutions for our existing global customer base, while growing our businesses in potential high growth regions in the world, such as Asia-Pacific, Eastern Europe, Latin America, India and the Middle East. Through these growth strategies we strive to create shareholder value and generate solid operating cash flow.
Reportable Segments
Our business segments are based on the products that we offer and the markets that we serve. At December 31, 2015, we had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins. A summary of the major products of our reportable segments follows:

•
Epoxy, Phenolic and Coating Resins: epoxy specialty resins, phenolic encapsulated substrates, versatic acids and derivatives, basic epoxy resins and intermediates, phenolic specialty resins and molding compounds, polyester resins, acrylic resins and vinylic resins

•	Forest Products Resins: forest products resins and formaldehyde applications
2015 Overview
Following are highlights from our results of operations for the years ended December 31, 2015 and 2014:

	2015	2014	$ Change	% Change
Statements of Operations:
Net sales	$4,140	$5,137	$(997)	(19)%
Gross profit	600	561	39	7%
Operating income	260	118	142	120%
Loss before income tax	(22)	(222)	200	90%
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$307	$290	$17	6%
Forest Products Resins	233	255	(22)	(9)%
Corporate and Other	(74)	(83)	9	(11)%
Total	$466	$462	$4	1%

•
Net Sales—Net sales in 2015 were $4.1 billion, a decrease of 19% compared with $5.1 billion in 2014. The decline in net sales was primarily driven by the combination of the strengthening of the U.S. dollar against most other currencies and the global decline in oil and raw material prices, which led to lower demand in our oilfield business and an overall reduction in selling prices across many of our businesses due to the pass through of raw material cost reductions to our customers. These decreases were partially offset by increases in our specialty epoxy business, driven by increasing demand in the China wind energy market. On a constant currency basis, net sales decreased by 11%.

•
Segment EBITDA—In 2015, Segment EBITDA was $466, an increase of 1% compared with $462 in 2014. The increase in Segment EBITDA was primarily driven by strong growth in our specialty epoxy business throughout the year, as well as modest growth in our base epoxy resins and our North American forest products resins businesses, coupled with raw material deflation. This growth was offset by decreases in our oilfield business and the impact of the U.S. dollar strengthening against most foreign currencies. On a constant currency basis, Segment EBITDA increased by 11%.

•
Acquisition—In August 2015, we acquired the remaining 50% interest in MUSC from our joint venture partner. We are now the sole owner of MUSC, which owns and operates a phenolic specialty resins manufacturing facility in China. This acquisition reinforces our global growth strategy and better positions us to serve our customers in this region, where we expect long-term growth in demand.

•
2015 Debt Transactions—In April 2015, we issued $315 aggregate principal amount of 10.00% First-Priority Senior Secured Notes due 2020 (the “New First Lien Notes”). We used the net proceeds to redeem or repay all $40 of our outstanding 8.375% Sinking Fund Debentures due 2016 (the “Sinking Fund Debentures”), and to repay all amounts outstanding under the ABL Facility at the closing of the offering. The remaining proceeds from the offering provided incremental liquidity, bringing our total liquidity to $587 as of December 31, 2015. Collectively, these transactions are referred to as the “2015 Refinancing Transactions.” Additionally, in July 2015, we entered into an amendment to our ABL Facility (the “ABL Amendment”), which expanded our borrowing base to include certain machinery and equipment in various foreign jurisdictions.

•
Supplier Disruption—In July 2015, the supplier disruption beginning in late 2014 that negatively impacted our European versatic acids and dispersions businesses was resolved, and production has resumed at the impacted facility. The disruption had a $25 negative impact on our Segment EBITDA in 2015. We received insurance recoveries of $29 in 2015 for a portion of these losses, including losses incurred in 2014, and we continue to proactively pursue additional recoveries.

•
Restructuring and Cost Reduction Programs—In the fourth quarter of 2014, we began to implement new restructuring and cost reduction programs, which are expected to generate annual savings of $31 once fully implemented. During 2015, we realized approximately $22 of savings under these and other initiatives. In late 2015, we identified approximately $35 in additional productivity and cost reduction programs, which we will begin executing in 2016. As of December 31, 2015, we have approximately $43 of total in-process cost savings, the majority of which we expect to be achieved over the next 12 to 24 months.

•
Growth Initiatives—We made significant progress on future growth initiatives, including the expansion of our forest products resins manufacturing capacity in Brazil, which was completed in September 2015, and construction of two new formaldehyde plants in North America, which were completed in December 2015 and February 2016, respectively.

Facility Location	Type	Estimated Completion Date	Manufacturing Capacity
Curitiba, Brazil	Facility expansion	Completed	150k MT/year
Geismar, LA	Facility expansion	Completed	216k MT/year
Luling, LA	New facility	Completed	216k MT/year
2016 Outlook
During 2016, we expect continued strong demand in our North American forest products resins business due to continuing growth in U.S. housing starts. Additionally, we expect the incremental capacity created by the newly completed formaldehyde plants in North America to drive volume increases in this business in 2016. We expect these increases to be partially offset by weakening demand in Latin America, driven by the Brazilian economic downturn, which will negatively impact our Latin American forest products resins business.
While we anticipate flat demand in Europe, we expect volumes in our European versatic acid and dispersions businesses to continue to improve from the resolution of the supplier disruption that impacted these businesses during the first half of 2015. Additionally, we expect ongoing economic volatility in China to lead to modestly lower demand in our epoxy specialty business in 2016. We also expect our phenolic resins business to benefit from the acquisition of the remaining 50% of our previous Chinese joint venture. Lastly, we expect our base epoxy business to improve in 2016 due to our restructuring initiatives, but remain below historical levels of profitability.
We expect lower oil prices to continue in 2016, which will continue to negatively impact sales volumes and earnings in our oilfield business due to the corresponding weakness in natural gas and oil drilling activity. However, we also expect lower raw material prices to continue in 2016, as a substantial number of our raw material inputs are petroleum-based and their prices fluctuate with the price of oil, which will create an offsetting positive effect on our results.

One of the identified cost reduction projects is a planned facility rationalization within our Epoxy, Phenolic and Coating Resins segment, which we anticipate will generate approximately $20 in annual cost savings once completed. As a result, the estimated useful lives of certain long-lived assets related to this facility have been shortened and consequently, we expect to incur approximately $75 of accelerated depreciation in the first half of 2016 related to this project.
Lastly, we anticipate that weaker global currencies could continue to pressure our results.
Shared Services Agreement
In October 2010, we entered into a shared services agreement with MPM (which, from October 1, 2010 through October 24, 2014, was a subsidiary of Hexion Holdings) (the “Shared Services Agreement”), pursuant to which we provide to MPM, and MPM provides to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, legal and procurement services. The Shared Services Agreement was amended on October 24, 2014, in conjunction with MPM’s emergence from Chapter 11 bankruptcy and the consummation of MPM’s plan of reorganization. The Shared Services Agreement was renewed for one year starting in October 2015 and is subject to termination by either the Company or MPM, without cause, on not less than 30 days’ written notice, and expires in October 2016 (subject to one-year renewals every year thereafter; absent contrary notice from either party). The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between us and MPM and requires that the Shared Services Steering Committee formed under the agreement meet no less than annually to evaluate and determine an equitable allocation percentage. The allocation percentage for 2015 was 54% for us and 46% for MPM, as compared to 2014, which was 57% for us and 43% for MPM.
The Shared Services Agreement has resulted in significant synergies for us, including shared services and logistics optimization, best-of-source contractual terms, procurement savings, regional site rationalization and administrative and overhead savings. We expect these savings to continue, and do not expect the 2014 amendment to have a material effect on our business, results of operations or liquidity.
Matters Impacting Comparability of Results
Our Consolidated Financial Statements include the accounts of the Company, its majority-owned subsidiaries in which minority shareholders hold no substantive participating rights and variable interest entities in which we have a controlling financial interest. Intercompany accounts and transactions are eliminated in consolidation.
Raw Material Prices
Raw materials comprised approximately 70% of our cost of sales in 2015. The three largest raw materials used in our production processes are phenol, methanol and urea. These materials represented approximately 40% of our total raw material costs in 2015. Fluctuations in energy costs, such as volatility in the price of crude oil and related petrochemical products, as well as the cost of natural gas, have caused volatility in our raw material costs and utility costs. In 2015, the average prices of phenol, methanol and urea decreased by approximately 28%, 22% and 15%, respectively, as compared to 2014. In 2014, the average prices of phenol, methanol and urea decreased by approximately 25%, 8% and 5%, respectively, as compared to 2013. The impact of passing through raw material price changes to customers can result in significant variances in sales comparisons from year to year.
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
Other Comprehensive Income
Our other comprehensive income is significantly impacted by foreign currency translation, and also impacted by defined benefit pension and postretirement benefit adjustments to a lesser degree. The impact of foreign currency translation is driven by the translation of assets and liabilities of our foreign subsidiaries which are denominated in functional currencies other than the U.S. dollar. The primary assets and liabilities driving the adjustments are cash and cash equivalents; accounts receivable; inventory; property, plant and equipment; accounts payable; pension and other postretirement benefit obligations and certain intercompany loans payable and receivable. The primary currencies in which these assets and liabilities are denominated are the euro, Brazilian real, Canadian dollar and Australian dollar. The impact of defined benefit pension and postretirement benefit adjustments is primarily driven by unrecognized prior service cost related to our defined benefit and other postretirement benefit plans, as well as the subsequent amortization of these amounts from accumulated other comprehensive income in periods following the initial recording of such amounts.

Pension and OPEB MTM Adjustments
Under our accounting policy related to the recognition of gains and losses for pension and other non-pension postretirement benefit (“OPEB”) plans, upon the annual remeasurement of our pension and OPEB plans in the fourth quarter, or on an interim basis as triggering events warrant, we immediately recognize gains and losses as a mark-to-market (“MTM”) gain or loss through net income. The largest component of our pension and OPEB expense typically relates to these MTM adjustments, which were recognized in the Consolidated Statements of Operations for the years ended, December 31, 2015, 2014 and 2013 as follows:

	Year Ended December 31,
MTM (Gain) Loss	2015	2014	2013
Cost of sales	$(8)	$45	$(24)
Selling, general and administrative expense	(5)	57	(44)
Total	$(13)	$102	$(68)
In 2015, an overall increase in the discount rates used to calculate our pension and OPEB liabilities at December 31, 2015, as well as the impact of foreign exchange, resulted in a decrease in unrealized losses of $115, from an unrealized loss of $102 in 2014 to an unrealized gain of $13 in 2015. The change in unrealized losses decreased Cost of sales by $53 and Selling, general and administrative expense by $62.
In 2014, a significant decrease in the discount rates used to calculate our pension and OPEB liabilities at December 31, 2014, as well as the lengthening of mortality tables and changes to other demographic assumptions, resulted in an increase in unrealized losses of $170, from a gain of $68 in 2013 to a loss of $102 in 2014. This increase was partially offset by favorable asset return experience. The change in unrealized losses increased Cost of sales by $69 and Selling, general and administrative expense by $101.
Results of Operations
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in millions)	2015	2014	2013
Net sales	$4,140	$5,137	$4,890
Cost of sales	3,540	4,576	4,282
Gross profit	600	561	608
Gross profit as a percentage of net sales	14%	11%	12%
Selling, general and administrative expense	306	399	304
Asset impairments	6	5	181
Business realignment costs	16	47	21
Other operating expense (income), net	12	(8)	1
Operating income	260	118	101
Operating income as a percentage of net sales	6%	2%	2%
Interest expense, net	326	308	303
(Gain) loss on extinguishment of debt	(41)	—	6
Other non-operating (income) expense, net	(3)	32	2
Total non-operating expense	282	340	311
Loss before income tax and earnings from unconsolidated entities	(22)	(222)	(210)
Income tax expense	34	22	379
Loss before earnings from unconsolidated entities	(56)	(244)	(589)
Earnings from unconsolidated entities, net of taxes	17	20	17
Net loss	(39)	(224)	(572)
Net (income) loss attributable to noncontrolling interest	(1)	1	1
Net loss attributable to Hexion Inc.	$(40)	$(223)	$(571)
Other comprehensive loss	$(88)	$(57)	$(12)

Net Sales
In 2015, net sales decreased by $997, or 19%, compared to 2014. Volume decreases negatively impacted net sales by $255, and were primarily driven by reduced volumes in our oilfield business, which was the result of lower natural gas and oil drilling activity caused by a decrease in oil prices throughout 2015. Also contributing to the overall volume decrease were lower volumes in our versatic acids business and within certain product lines in our base epoxy and dispersions businesses. Decreases in volumes in our versatic acids and dispersions businesses were primarily driven by the impact of a supplier disruption in our European versatic acids business, and decreases in volumes in our base epoxy business were primarily due to a customer plant closure in late 2014 and operational issues at certain manufacturing facilities. These decreases were partially offset by volume increases in our epoxy specialty business, which were driven by increasing demand in the China wind energy market, as well as volume increases in our North American forest products resins business, driven by increases in U.S. housing construction. Pricing had a negative impact of $307 due to raw material price decreases passed through to customers in most of our businesses, as well as competitive pricing pressures in our oilfield business. In addition, foreign currency translation negatively impacted net sales by $435, primarily as a result of the strengthening of the U.S. dollar against the euro, Brazilian real and Canadian dollar in 2015 compared to 2014.
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
Gross Profit
Excluding the impact of the MTM adjustments on pension and OPEB liabilities discussed above (gains of $8 in 2015 and losses of $45 in 2014), gross profit decreased $14 in 2015 compared to 2014. Also excluding the impact of the pension and OPEB MTM adjustments, gross profit as a percentage of net sales increased by 3%, primarily due to favorable raw material deflation and raw material productivity initiatives, which outpaced the negative impact of competitive pricing pressures discussed above.

Gross profit increased by $22 in 2014 compared to 2013, excluding the impact of the MTM adjustments on pension and OPEB liabilities discussed above (losses of $45 in 2014 and gains of $24 in 2013). As a percentage of sales, gross profit remained flat, as raw material productivity initiatives were offset by the impact of the unfavorable product mix and oversupplied markets discussed above.
Operating Income
Excluding the impact of the MTM adjustments on pension and OPEB liabilities discussed above (gains of $13 in 2015 and losses of $102 in 2014), operating income increased by $27 in 2015 compared to 2014. The increase was primarily due to decreases in selling, general and administrative expense of $93 and business realignment costs of $31 compared to 2014. Excluding the impact of the pension and OPEB MTM adjustments, selling, general and administrative expense decreased $31 due primarily to lower compensation and benefits expense driven by our recent cost savings and productivity actions and lower professional services costs. The decrease in business realignment costs was due primarily to a decrease in costs related to the Company’s restructuring and cost optimization programs, as well as a decrease environmental remediation costs at certain formerly owned locations. These positive impacts to operating income were partially offset by other operating expense (income), net, which increased by $20, from income of $8 to an expense of $12, compared to 2014, due to an increase in realized and unrealized foreign currency transaction losses, partially offset by a gain of $5 on a step acquisition (see Note 13 in Item 8 of Part II of this Annual Report on Form 10-K). Additionally, gross profit decreased by $14, as discussed above.
Excluding the impact of the MTM adjustments on pension and OPEB liabilities discussed above (losses of $102 in 2014 and gains of $68 in 2013), operating income increased by $187 in 2014 compared to 2013. The increase was partially due to the $22 increase in gross profit discussed above, as well as a decrease of $6 in selling, general and administrative expense compared to 2013. The decrease in selling, general and administrative expense was due primarily to gains related to a favorable settlement of $8 and the sale of certain intellectual property of $5, as well as a decrease in integration costs related to the prior combination of the Company and MPM. These items were partially offset by increased compensation and project costs. In 2014, we recorded asset impairments of $5 as a result of the likelihood that certain assets would be disposed of before the end of their estimated useful lives. In 2013, we recorded asset impairments of $124 as a result of the likelihood that certain assets would be disposed of before the end of their estimated useful lives, as well as goodwill impairment of $57. Other operating expense, net decreased by $9, from an expense of $1 to income of $8, compared to 2013 due to a gain on the sale of certain property of approximately $19, which was partially offset by an increase in legal and consulting fees, as well as a decrease in the amortization of certain deferred income of $4. Business realignment costs increased by $26 compared to 2013 due primarily to an increase in costs related to the Company’s recently implemented restructuring and cost optimization programs, as well as environmental remediation at certain formerly owned locations.

Non-Operating Expense
In 2015, total non-operating expense decreased by $58 compared to 2014, primarily due to a $41 gain on debt extinguishment that occurred in 2015, as well as a decrease in realized and unrealized foreign currency transaction losses. These items were partially offset by an increase of $18 in interest expense driven by higher average debt levels.
In 2014, total non-operating expense increased by $29 compared to 2013 , primarily due to higher realized and unrealized foreign currency transaction losses. These losses were primarily a result of the strengthening of the U.S. dollar against the euro, particularly in the fourth quarter of 2014. These increases were partially offset by the loss on extinguishment of debt recognized in 2013 as a result of refinancing transactions in early 2013, which did not recur in 2014. Interest expense increased slightly in 2014 compared to 2013 due primarily to higher average outstanding debt balances.
Income Tax Expense (Benefit)
In 2015, income tax expense increased by $12 compared to 2014. In 2015, the Company recognized income tax expense of $34 primarily as a result of income from certain foreign operations. Losses in the United States created a deferred income tax benefit which was completely offset by an increase to the valuation allowance.
In 2014, income tax expense decreased by $357 compared to 2013. In 2014, the Company recognized income tax expense of $22 primarily as a result of income from certain foreign operations. Losses in the United States and certain foreign jurisdictions created deferred income tax benefits which were completely offset by increases to the respective valuation allowances.

Other Comprehensive Loss
For the year ended December 31, 2015, foreign currency translation negatively impacted other comprehensive income by $88, primarily due to the strengthening of the U.S. dollar against the euro, Brazilian real and Canadian dollar.
For the year ended December 31, 2014, foreign currency translation negatively impacted other comprehensive loss by $61, primarily due to the strengthening of the U.S. dollar against the Australian dollar, Brazilian real, Canadian dollar and the euro. For the year ended December 31, 2014, pension and OPEB adjustments positively impacted other comprehensive income by $4, primarily due to prior service benefit recorded related to certain plan amendments.
For the year ended December 31, 2013, foreign currency translation negatively impacted other comprehensive loss by $13 primarily due to the strengthening of the U.S. dollar against the Australian dollar, Canadian dollar and Brazilian real, partially offset by the weakening of the U.S. dollar against the euro.
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

	Year Ended December 31,
	2015	2014	2013
Net Sales(1):
Epoxy, Phenolic and Coating Resins	$2,589	$3,277	$3,126
Forest Products Resins	1,551	1,860	1,764
Total	$4,140	$5,137	$4,890

Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$307	$290	$279
Forest Products Resins	233	255	235
Corporate and Other	(74)	(83)	(68)
Total	$466	$462	$446

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.

2015 vs. 2014 Segment Results
Following is an analysis of the percentage change in sales by segment from 2014 to 2015:

	Volume	Price/Mix	Currency Translation	Total
Epoxy, Phenolic and Coating Resins	(7)%	(6)%	(8)%	(21)%
Forest Products Resins	(1)%	(6)%	(10)%	(17)%
Epoxy, Phenolic and Coating Resins
Net sales in 2015 decreased by $688, or 21%, compared to 2014. Lower volumes negatively impacted net sales by $232, which were primarily driven by decreased volumes within our oilfield business, as well as volume decreases related to our versatic acids business and certain products within our base epoxy and dispersions businesses. These decreases were partially offset by higher volumes in our epoxy specialty business. Volume decreases in our oilfield business were a result of reduced natural gas and oil drilling activity as a result of lower oil prices. Decreases in volumes in our versatic acids and dispersions businesses were primarily driven by the impact of a supplier disruption in our European versatic acids business and decreases in volumes in our base epoxy business were primarily due to a customer plant closure in late 2014 and operational issues at certain manufacturing facilities. Increases in volumes in our epoxy specialty business were driven by strong demand in the China wind energy market. Pricing had a negative impact of $193, which was primarily due to raw material price decreases passed through to customers, as well as unfavorable product mix and competitive pricing pressures in our oilfield business. Foreign exchange translation negatively impacted net sales by $263, primarily due to the strengthening of the U.S. dollar against the euro in 2015 compared to 2014.
Segment EBITDA in 2015 increased by $17 to $307 compared to 2014. This increase is primarily due to strong volume growth in our epoxy specialty business discussed above, as well as overall raw material price deflation. These increases more than offset the declines in our oilfield business and unfavorable foreign exchange impacts discussed above. On a constant currency basis, Segment EBITDA increased by 16%.
Forest Products Resins
Net sales in 2015 decreased by $309, or 17%, when compared to 2014. The primary driver of this decrease was foreign exchange translation, which negatively impacted net sales by $172, primarily due to the strengthening of the U.S. dollar against the Brazilian real, Canadian dollar and the euro in 2015 compared to 2014. Pricing had a negative impact of $114, which was primarily due to raw material price decreases passed through to customers and unfavorable product mix in our North American formaldehyde business. Lower volumes negatively impacted sales by $23, and were primarily driven by volume decreases in certain industrial markets within our North American formaldehyde business due to a reduction in natural gas and oil drilling activity, as well as volume decreases in our Latin American forest product resins business due to weakening demand in Brazil. These decreases were partially offset by volume increases in our North American forest products resins business driven by increases in U.S. housing construction.
Segment EBITDA in 2015 decreased by $22 to $233 compared to 2014. This decrease is primarily due to the negative impact of foreign exchange translation and volume decreases in our North American formaldehyde and Latin American forest product resins businesses discussed above. These decreases were partially offset by the volume increases in our North American forest products resin business discussed above, as well as increases in raw material productivity. On a constant currency basis, Segment EBITDA increased by 2%.
Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions, unallocated foreign exchange gains and losses and legacy company costs not allocated to continuing segments. Corporate and Other charges decreased by $9 to $74 compared to 2014, due primarily to lower compensation and benefits expense driven by our recent cost savings actions, as well as the impact of the strengthening of the U.S. dollar.
 2014 vs. 2013 Segment Results
The table below provides additional detail of the percentage change in sales by segment from 2013 to 2014:

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

Segment EBITDA in 2014 increased by $11 to $290 compared to 2013. The positive impact of the volume increases discussed above was partially offset by margin compression in certain businesses due to unfavorable product mix and overcapacity in certain markets. Additionally, the positive impact of gains related to a favorable settlement of $8 and the sale of certain intellectual property of $5 were offset by the $10 negative impact of force majeure declarations from certain suppliers in our European versatic acids and base epoxy businesses.
Forest Products Resins

Net sales in 2014 increased by $96, or 5%, when compared to 2013. Higher volumes positively impacted sales by $76, and were primarily driven by increases in our North American formaldehyde and Latin American forest products businesses. Volume increases in our North American formaldehyde business were primarily due to customer wins and higher volumes of products used for oil and natural gas treatment. Increases in our Latin American forest products resins business were driven by increases in the furniture, housing construction and industrial markets in Brazil. Raw material price increases passed through to customers led to pricing increases of $62. Foreign exchange translation negatively impacted net sales by $42, primarily due to the strengthening of the U.S. dollar against the Brazilian real and Canadian dollar, partially offset by the weakening of the U.S. dollar against the Australian dollar, in 2014 compared to 2013.
Segment EBITDA in 2014 increased by $20 to $255 compared to 2013. Segment EBITDA increases were primarily driven by the increase in net sales discussed above, cost control and productivity initiatives, as well as favorable product mix.
Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions, unallocated foreign exchange gains and losses and legacy company costs not allocated to continuing segments. Corporate and Other charges increased by $15 to $83 compared to 2013, primarily due to higher costs to support initiatives in our information technology, human resources and environmental, health and safety functions, as well as increased compensation costs.
Reconciliation of Segment EBITDA to Net Loss:

	Year Ended December 31,
	2015	2014	2013
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$307	$290	$279
Forest Products Resins	233	255	235
Corporate and Other	(74)	(83)	(68)
Total	$466	$462	$446

Reconciliation:
Items not included in Segment EBITDA
Asset impairments	$(6)	$(5)	$(181)
Business realignment costs	(16)	(47)	(21)
Integration costs	—	—	(10)
Realized and unrealized foreign currency losses	(10)	(32)	(2)
Gain (loss) on extinguishment of debt	41	—	(6)
Unrealized gains (losses) on pension and OPEB plan liabilities	13	(102)	68
Other	(31)	(25)	(35)
Total adjustments	(9)	(211)	(187)
Interest expense, net	(326)	(308)	(303)
Income tax expense	(34)	(22)	(379)
Depreciation and amortization	(137)	(144)	(148)
Net loss attributable to Hexion Inc.	(40)	(223)	(571)
Net income (loss) attributable to noncontrolling interest	1	(1)	(1)
Net loss	$(39)	$(224)	$(572)
 Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses. For 2015, these other items primarily include expenses from retention programs, certain professional fees and management fees, partially offset by gains on the disposal of assets and a gain on a step acquisition. For 2014, these items primarily included expenses from retention programs, partially offset by gains on the disposal of assets. For 2013, these items primarily included expenses from retention programs, stock-based compensation expense, and transaction costs.

Business realignment costs for 2015 primarily include costs related to certain in-process cost reduction programs. Business realignment costs for 2014 primarily included expenses from the Company’s newly implemented restructuring and cost optimization programs, as well as costs for environmental remediation at certain formerly owned locations. Business realignment costs for 2013 primarily included expenses from minor headcount reduction programs and costs for environmental remediation at certain formerly owned locations. Integration costs related primarily to the prior integration of Hexion and MPM.

Liquidity and Capital Resources
We are a highly leveraged company. Our primary sources of liquidity are cash flows generated from operations and availability under our asset-based revolving loan facility (the “ABL Facility”). Our primary liquidity requirements are interest, working capital and capital expenditures.

At December 31, 2015, we had $3,778 of debt, including $80 of short-term debt and capital lease maturities. In addition, at December 31, 2015, we had $587 in liquidity consisting of the following:

•	$228 of unrestricted cash and cash equivalents (of which $166 is maintained in foreign jurisdictions);

•	$320 of borrowings available under our ABL Facility ($354 borrowing base less $34 of outstanding letters of credit); and

•	$39 of time drafts and borrowings available under credit facilities at certain international subsidiaries.
We do not believe there is any risk to funding our liquidity requirements in any particular jurisdiction for the next twelve months.
Our net working capital (defined as accounts receivable and inventories less accounts payable) at December 31, 2015 and 2014 was $372 and $565, respectively. A summary of the components of our net working capital as of December 31, 2015 and 2014 is as follows:

	December 31, 2015	% of LTM Net Sales	December 31, 2014	% of LTM Net Sales
Accounts receivable	$450	11%	$591	12%
Inventories	308	7%	400	7%
Accounts payable	(386)	(9)%	(426)	(8)%
Net working capital	$372	9%	$565	11%
The decrease in net working capital of $193 from December 31, 2014 was primarily a result large decreases in accounts receivable and inventory, which outpaced a smaller decrease in accounts payable. The decrease in accounts receivable was primarily due to higher efficiency in collections at the end of 2015, lower sales volumes and lower pricing due to decreases in raw material costs. The decreases in inventory and accounts payable were primarily driven by the lower volumes and pricing discussed above, as well as timing of vendor payments at the end of 2015. In addition, the strengthening of the U.S. dollar against other currencies, primarily the euro, Brazilian real and Canadian dollar, further contributed to decreases in net working capital. To minimize the impact of net working capital on cash flows, we continue to review inventory safety stock levels, focus on receivable collections by offering incentives to customers to encourage early payment or accelerating receipts through the sale of receivables and negotiate with vendors to contractually extend payment terms whenever possible.
We periodically borrow from the ABL Facility to support our short-term liquidity requirements, particularly when net working capital requirements increase in response to seasonality of our volumes in the summer months. As of December 31, 2015, there were no outstanding borrowings under the ABL Facility.

2015 Debt Transactions

In April 2015, we issued $315 aggregate principal amount of New First Lien Notes due 2020. We used the net proceeds to redeem or repay all $40 of our outstanding Sinking Fund Debentures due 2016, and to repay all amounts outstanding under our ABL Facility at the closing of the offering.

In July 2015, we entered into the ABL Amendment, which was completed in November 2015, under which certain of our subsidiaries are borrowers, to (i) add one of our German subsidiaries as a borrower and one of its German subsidiaries as a guarantor and (ii) expand our borrowing base to include certain machinery and equipment in certain foreign jurisdictions, subject to customary reserves.

During the second half of 2015, we repurchased $203 of our 8.875% Senior Secured Notes due 2018 on the open market for total cash of $160. These transactions resulted in a gain of $41, which represents the difference between the carrying value of the repurchased debt and the cash paid for the repurchases, less the proportionate amount of unamortized deferred financing fees and debt discounts that were written-off in conjunction with the repurchases.

2016 Outlook
The following factors will impact 2016 cash flows:

•	Interest and Income Taxes: We expect cash outflows in 2016 related to interest payments on our debt of $305 and income tax payments estimated at $29.

•
Capital Spending: Capital spending in 2016 is expected to be lower than 2015. While we have certain capital spending commitments related to various expansion and growth projects, our capital spending requirements are generally flexible, and we will continue to manage our overall capital plan in the context of our strategic business and financial objectives.

•
Working Capital: We anticipate an increase in working capital during 2016, as compared to 2015, related to volume increases. During the year, we expect an increase in the first half and a decrease in the second half, consistent with historical trends.

We plan to fund these significant outflows with available cash and cash equivalents, cash from operations, the additional liquidity provided by the 2015 Refinancing Transactions and, if necessary, through available borrowings under our ABL Facility. Based on our liquidity position as of December 31, 2015, and projections of operating cash flows in 2016, we believe we have the ability to continue as a going concern for the next twelve months.
Depending upon market, pricing and other conditions, including the current state of the high yield bond market, as well as our cash balances and available liquidity, we or our affiliates, may seek to acquire additional notes or other indebtedness of the Company through open market purchases, privately negotiated transactions, tender offers, redemption or otherwise, upon such terms and at such prices as we or our affiliates may determine (or as may be provided for in the indentures governing the notes), for cash or other consideration. In addition, we have considered and will continue to evaluate potential transactions to reduce net debt, such as debt for debt exchanges or other transactions. We also continue to review possible sales of certain non-core assets, which could further increase our liquidity and generate cash for debt pay downs.
Sources and Uses of Cash
Following are highlights from our Consolidated Statements of Cash Flows for the years ended December 31:

	Year Ended December 31,
	2015	2014	2013
Sources (uses) of cash:
Operating activities	$213	$(50)	$80
Investing activities	(155)	(233)	(150)
Financing activities	24	69	52
Effect of exchange rates on cash flow	(10)	(9)	(4)
Net increase (decrease) in cash and cash equivalents	$72	$(223)	$(22)
Operating Activities
In 2015, operating activities provided $213 of cash. Net loss of $39 included $97 of net non-cash expense items, of which $137 was for depreciation and amortization, $12 related to unrealized foreign currency losses, $8 was for non-cash asset impairments and accelerated depreciation and $7 related to deferred tax expense. These expense items were partially offset by a $41 gain on extinguishment of debt, $13 of unrealized gains related to the remeasurement of our pension and OPEB liabilities, a $5 gain on step acquisition and a $4 gain on sale of assets. Working capital provided $135, which was driven by decreases in accounts receivable and inventory due to sales volume decreases, lower raw material prices and increased efficiency in accounts receivable collections, which were partially offset by decreases in accounts payable, driven by volume decreases, lower raw material prices and the timing of vendor payments. Changes in other assets and liabilities and income taxes payable provided $20 due to the timing of when items were expensed versus paid, which primarily included interest expense, employee retention programs, pension plan contributions and taxes.
In 2014, operating activities used $50 of cash. Net loss of $224 included $270 of net non-cash expense items, of which $144 was for depreciation and amortization, $102 was for unrealized losses related to the remeasurement of our pension and OPEB liabilities, $46 related to unrealized foreign currency losses and $5 was for non-cash asset impairments. These items were partially offset by gains on the sale of certain assets of $16 and $6 of deferred tax benefit. Working capital used $127, which was driven by increases in inventory and accounts receivable due to sales volume increases, as well as decreases in accounts payable, driven by the timing of vendor payments. Changes in other assets and liabilities and income taxes payable provided $31 due to the timing of when items were expensed versus paid, which primarily included interest expense, employee retention programs, pension plan contributions and taxes.

In 2013, operating activities provided $80 of cash. Net loss of $572 included $585 of net non-cash expense items, of which $148 was for depreciation and amortization, $352 was for deferred tax expense, $6 was for the loss on extinguishment of debt and $181 was for non-cash asset impairments. These items were partially offset by $68 of unrealized gains related to the remeasurement of our pension and OPEB liabilities and $31 of unrealized foreign currency gains. Working capital provided $4, as increases in accounts receivable driven by sales volume increases were more than offset by increases in accounts payable, driven by the same factors, and decreases in inventories as a result of the effort to aggressively manage inventory levels, as well as inventory builds at the end of 2012 in anticipation of planned maintenance shutdowns in early 2013. Changes in other assets and liabilities and income taxes payable provided $63 due to the timing of when items were expensed versus paid, which primarily included interest expense, employee retention programs, pension plan contributions, taxes and restructuring expenses.
Investing Activities
In 2015, investing activities used $155. We spent $179 for capital expenditures (including capitalized interest), which primarily related to plant expansions, improvements and maintenance related capital expenditures. Additionally, we spent $7, net of cash received, on the step acquisition of a joint venture (see Note 13 in Item 8 of Part II of this Annual Report on Form 10-K). The sale of certain assets and investments provided cash of $23, and the decrease in restricted cash provided $8.
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
Financing Activities
In 2015, financing activities provided $24. Net short-term debt repayments were $3, and net long term borrowings were $38, which primarily consisted of proceeds from the issuance of an aggregate principal amount of $315 of New First Lien Notes, which was partially offset by the redemption or repayment of approximately $40 of our outstanding Sinking Fund Debentures and all amounts outstanding on the ABL Facility at the time of the issuance. Additionally, we used $160 to repurchase a portion of our 8.875% Senior Secured Notes due 2018 on the open market. We also paid $11 of financing fees related to these debt transactions.
In 2014, financing activities provided $69. Net short-term debt borrowings were $21, which primarily consisted of net borrowings in certain foreign jurisdictions primarily to fund working capital requirements. Net long-term debt borrowings of $48 primarily consisted of net borrowings under our ABL Facility.

In 2013, financing activities provided $52. Net short-term debt borrowings were $15. Net long-term debt borrowings of $77 primarily consisted of proceeds of $1,108 ($1,100 plus a premium of $8) from the issuance of 6.625% First-Priority Senior Secured Notes due 2020, which was partially offset by the paydown of approximately $910 of term loans under our senior secured credit facilities and the purchase and discharge of $120 of our Floating Rate Second-Priority Senior Secured Notes due 2014, all as a result of the refinancing transactions in 2013. We also paid $40 of financing fees related to these transactions.

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

Outstanding Debt
Following is a summary of our cash and cash equivalents and outstanding debt at December 31, 2015 and 2014:

	2015	2014
Cash and cash equivalents	$236	$172
Short-term investments	$—	$7

Debt:
ABL Facility	$—	$60
Senior Secured Notes:
6.625% First-Priority Senior Secured Notes due 2020 (includes $4 and $6 of unamortized debt premium at December 31, 2015 and 2014, respectively)	1,554	1,556
10.00% First-Priority Senior Secured Notes due 2020	315	—
8.875% Senior Secured Notes due 2018 (includes $2 and $3 of unamortized debt discount at December 31, 2015 and 2014, respectively)	995	1,197
9.00% Second-Priority Senior Secured Notes due 2020	574	574
Debentures:
9.2% debentures due 2021	74	74
7.875% debentures due 2023	189	189
8.375% sinking fund debentures due 2016	—	40
Other Borrowings:
Australia Term Loan Facility due 2017	32	40
Brazilian bank loans	47	56
Capital Leases	10	9
Other	39	39
Unamortized debt issuance costs	(51)	(57)
Total	$3,778	$3,777
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
The indentures that govern our 6.625% First-Priority Senior Secured Notes, 10.00% First-Priority Senior Secured Notes, 8.875% Senior Secured Notes and 9.00% Second-Priority Senior Secured Notes (the “Secured Indentures”) contain an Adjusted EBITDA to Fixed Charges ratio incurrence test which may restrict our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet this ratio (measured on a last twelve months, or LTM, basis) of at least 2.0:1. The Adjusted EBITDA to Fixed Charges Ratio under the Secured Indentures is generally defined as the ratio of (a) Adjusted EBITDA to (b) net interest expense excluding the amortization or write-off of deferred financing costs, each measured on an LTM basis.
Our ABL Facility, which is subject to a borrowing base, replaced our senior secured credit facilities in March 2013. The ABL Facility does not have any financial maintenance covenant other than a minimum fixed charge coverage ratio of 1.0 to 1.0 that would only apply if our availability under the ABL Facility at any time is less than the greater of (a) $40 and (b) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time. The fixed charge coverage ratio under the credit agreement governing the ABL Facility is generally defined as the ratio of (a) Adjusted EBITDA minus non-financed capital expenditures and cash taxes to (b) debt service plus cash interest expense plus certain restricted payments, each measured on an LTM basis. At December 31, 2015, our availability under the ABL Facility exceeded such levels; therefore, the minimum fixed charge coverage ratio did not apply.

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
As of December 31, 2015, we were in compliance with all covenants that govern the ABL Facility. We believe that a default under the ABL Facility is not reasonably likely to occur in the foreseeable future.
Reconciliation of Last Twelve Months Net Loss to Adjusted EBITDA
The following table reconciles Net loss to EBITDA and Adjusted EBITDA, and calculates the ratio of Adjusted EBITDA to Fixed Charges as calculated under certain of our indentures for the period presented:

Year Ended December 31, 2015
Net loss	$(39)
Interest expense, net	326
Income tax expense	34
Depreciation and amortization	137
EBITDA	458
Adjustments to EBITDA:
Asset impairments	6
Gain on extinguishment of debt	(41)
Business realignment costs (1)	16
Realized and unrealized foreign currency losses	10
Unrealized gains on pension and OPEB plan liabilities(2)	(13)
Other (3)	42
Cost reduction programs savings (4)	43
Adjusted EBITDA	$521
Pro forma fixed charges (5)	$305
Ratio of Adjusted EBITDA to Fixed Charges (6)	1.71

(1)	Represents headcount reduction expenses and plant rationalization costs related to cost reduction programs and other costs associated with business realignments.

(2)	Represents non-cash gains resulting from pension and postretirement benefit plan liability remeasurements.

(3)
Primarily includes retention program costs, business optimization expenses, certain professional fees, management fees and pension expense related to formerly owned businesses, partially offset by gains on the disposal of assets and a gain on a step acquisition.

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

(5)	Reflects pro forma interest expense based on interest rates at December 31, 2015, as if the 2015 Refinancing Transactions had taken place at the beginning of the period.

(6)
The Company’s ability to incur additional indebtedness, among other actions, is restricted under the indentures governing certain notes, unless the Company has an Adjusted EBITDA to Fixed Charges ratio of 2.0 to 1.0. As of December 31, 2015, we did not satisfy this test. As a result, we are subject to restrictions on our ability to incur additional indebtedness or to make investments; however, there are exceptions to these restrictions, including exceptions that permit indebtedness under the ABL Facility (available borrowings of which were $320 at December 31, 2015).

Contractual Obligations
The following table presents our contractual cash obligations at December 31, 2015. Our contractual cash obligations consist of legal commitments at December 31, 2015 that require us to make fixed or determinable cash payments, regardless of the contractual requirements of the specific vendor to provide us with future goods or services. This table does not include information about most of our recurring purchases of materials used in our production; our raw material purchase contracts do not meet this definition since they generally do not require fixed or minimum quantities. Contracts with cancellation clauses are not included, unless a cancellation would result in a major disruption to our business. For example, we have contracts for information technology support that are cancelable, but this support is essential to the operation of our business and administrative functions; therefore, amounts payable under these contracts are included. These contractual obligations are grouped in the same manner as they are classified in the Consolidated Statements of Cash Flows in order to provide a better understanding of the nature of the obligations.

	Payments Due By Year
Contractual Obligations	2016	2017	2018	2019	2020	2021 and beyond	Total
Operating activities:
Purchase obligations (1)	$293	$241	$112	$105	$95	$84	$930
Interest on fixed rate debt obligations	297	297	253	209	141	40	1,237
Interest on variable rate debt obligations (2)	3	2	—	—	—	—	5
Operating lease obligations	32	24	16	10	4	9	95
Funding of pension and other postretirement obligations (3)	19	17	17	17	17	—	87
Financing activities:
Long-term debt, including current maturities	80	35	999	1	2,439	263	3,817
Capital lease obligations	2	2	2	2	2	5	15
Total	$726	$618	$1,399	$344	$2,698	$401	$6,186

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

(2)	Based on applicable interest rates in effect at December 31, 2015.

(3)
Pension and other postretirement contributions have been included in the above table for the next five years. These amounts include estimated benefit payments to be made for unfunded foreign defined benefit pension plans as well as estimated contributions to our funded defined benefit plans. The assumptions used by our actuaries in calculating these projections includes a weighted average annual return on pension assets of approximately 6% for the years 2016 – 2020 and the continuation of current law and plan provisions. These estimated payments may vary based on the actual return on our plan assets or changes in current law or plan provisions. See Note 10 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for more information on our pension and postretirement obligations.

Our next significant debt maturity is the $995 balance of our 8.875% Senior Secured Notes, which will come due in 2018. We expect to refinance and/or repay this debt depending on the levels of cash generated from our operations and conditions in the credit markets.
The table above excludes payments for income taxes and environmental obligations since, at this time, we cannot determine either the timing or the amounts of all payments beyond 2015. At December 31, 2015, we recorded unrecognized tax benefits and related interest and penalties of $99. We estimate that we will pay approximately $29 in 2016 for U.S. Federal, state and international income taxes. We expect non-capital environmental expenditures for 2016 through 2020 totaling $15. See Notes 9 and 14 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on 10-K for more information on these obligations.
Off Balance Sheet Arrangements
We had no off-balance sheet arrangements as of December 31, 2015.
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

Our most critical accounting policies, which reflect significant management estimates and judgment to determine amounts in our audited Consolidated Financial Statements, are as follows:
Environmental Remediation and Restoration Liabilities
Accruals for environmental matters are recorded when we believe that it is probable that a liability has been incurred and we can reasonably estimate the amount of the liability. We have accrued $61 and $62 at December 31, 2015 and 2014, respectively, for all probable environmental remediation and restoration liabilities, which is our best estimate of these liabilities. Based on currently available information and analysis, we believe that it is reasonably possible that the costs associated with these liabilities may fall within a range of $49 to $94. This estimate of the range of reasonably possible costs is less certain than the estimates that we make to determine our reserves. To establish the upper limit of this range, we used assumptions that are less favorable to Hexion among the range of reasonably possible outcomes, but we did not assume that we would bear full responsibility for all sites to the exclusion of other potentially responsible parties.
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
Income Tax Assets and Liabilities and Related Valuation Allowances
At December 31, 2015 and 2014, we had valuation allowances of $611 and $588, respectively, against our deferred income tax assets. At December 31, 2015, we had a $475 valuation allowance against all of our net U.S. federal and state deferred income tax assets, as well as a valuation allowance of $136 against a portion of our net foreign deferred income tax assets, primarily in Germany and the Netherlands. At December 31, 2014, we had a $412 valuation allowance against all of our net U.S. federal and state deferred income tax assets, as well as a valuation allowance of $176 against a portion of our net foreign deferred income tax assets, primarily in Germany and the Netherlands. The valuation allowances require an assessment of both negative and positive evidence, such as operating results during the most recent three-year period. This evidence is given more weight than our expectations of future profitability, which are inherently uncertain.
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
In 2015, our losses in the U.S. and certain foreign operations in recent periods represented sufficient negative evidence to require a full valuation allowance against the net federal, state, and certain foreign deferred tax assets. We intend to maintain a valuation allowance against the net deferred tax assets until sufficient positive evidence exists to support the realization of such assets.
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
The calculation of our income tax liabilities involves dealing with uncertainties in the application of complex domestic and foreign income tax regulations. Unrecognized tax benefits are generated when there are differences between tax positions taken in a tax return and amounts recognized in the Consolidated Financial Statements. Tax benefits are recognized in the Consolidated Financial Statements when it is more likely than not that a tax position will be sustained upon examination. Tax benefits are measured as the largest amount of benefit that is greater than 50% likely to be realized upon settlement. To the extent we prevail in matters for which liabilities have been established, or are required to pay amounts in excess of our liabilities, our effective income tax rate in a given period could be materially impacted. An unfavorable income tax settlement may require the use of cash and result in an increase in our effective income tax rate in the year it is resolved. A favorable income tax settlement would be recognized as a reduction in the effective income tax rate in the year of resolution. At December 31, 2015 and 2014, we recorded unrecognized tax benefits and related interest and penalties of $99 and $100, respectively.

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

The discount rate reflects the rate at which pensions could be effectively settled. When selecting a discount rate, our actuaries provide us with a cash flow model that uses the yields of high-grade corporate bonds with maturities consistent with our anticipated cash flow projections. Beginning in 2015, our pension and OPEB liabilities and related service and interest cost are calculated using a split-rate interest discounting methodology, whereby expected future cash flows related to these liabilities are discounted using multiple interest rates on a forward curve that correspond to the timing of the expected cash flows. We believe this new approach provides a more precise measurement of service and interest costs. This change did not impact the measurement of our current year pension and OPEB liabilities and the impact on service and interest costs going forward is not expected to be significant.
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
The mortality tables that are used represent the most commonly used mortality projections for each particular country, and reflect projected mortality improvements.
We believe the current assumptions used to estimate plan obligations and pension expense are appropriate in the current economic environment. However, as economic conditions change, we may change some of our assumptions, which could have a material impact on our financial condition and results of operations.
The following table presents the sensitivity of our projected pension benefit obligation (“PBO”), accumulated benefit obligation (“ABO”), deficit (“Deficit”) and 2016 pension expense to the following changes in key assumptions:

	Increase / (Decrease) at		Increase / (Decrease)
	December 31, 2015
	PBO	ABO	2016 Expense
Assumption:
Increase in discount rate of 0.5%	$(63)	$(64)	$(5)
Decrease in discount rate of 0.5%	55	48	5
Increase in estimated return on assets of 1.0%	N/A	N/A	(5)
Decrease in estimated return on assets of 1.0%	N/A	N/A	5
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
As of October 1, 2015 and 2014, the estimated fair value of each of our reporting units was deemed to be substantially in excess of the carrying amount of assets and liabilities assigned to each unit. A 20% decrease in the EBITDA multiple or a 20% increase in the interest rate used to calculate the discounted cash flows would not result in any of our reporting units failing the first step of the goodwill impairment analysis.

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
In 2013, due to the facts and circumstances discussed above related to the epoxy reporting unit, we wrote down long-lived assets with a carrying value of $207 to fair value of $103, resulting in an impairment charge of $104 within our Epoxy, Phenolic and Coating Resins segment. These assets were valued by using a discounted cash flow analysis based on assumptions that market participants would use. Significant unobservable inputs in the discounted cash flow analysis included projected long-term future cash flows, projected growth rates and discount rates associated with these long-lived assets. Future projected long-term cash flows and growth rates were derived from models based upon forecasts prepared by the Company’s management. These projected cash flows were discounted using a rate of 14%. A 0.5% increase in the discount rate used would increase the impairment charge by approximately $9.
Variable Interest Entities—Primary Beneficiary
We evaluate each of our variable interest entities on an ongoing basis to determine whether we are the primary beneficiary. Management assesses, on an on-going basis, the nature of our relationship to the variable interest entity, including the amount of control that we exercise over the entity as well as the amount of risk that we bear and rewards we receive in regards to the entity, to determine if we are the primary beneficiary of that variable interest entity. Management judgment is required to assess whether these attributes are significant and whether the amount of control results in the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. We consolidate all variable interest entities for which we have concluded that we are the primary beneficiary.
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
In July 2015, the FASB issued Accounting Standards Board Update No. 2015-11: Simplifying the Measurement of Inventory (Topic 330) (“ASU 2015-11”) as part of the FASB simplification initiative. ASU 2015-11 replaces the existing concept of market value of inventory (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin) with the single measurement of net realizable value. The guidance is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. The requirements of ASU 2015-11 are not expected to have a significant impact on our financial statements.

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
Newly Adopted Accounting Standards
In April 2015, the FASB issued Accounting Standards Board Update No. 2015-03: Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, and also requires that the amortization of such costs be reported as interest expense. In August 2015, ASU 2015-03 was amended by Accounting Standards Board Update No. 2015-15: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). ASU 2015-15 adds language to ASU 2015-03 based on the SEC Staff Announcement that the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The guidance in ASU 2015-03, as amended by ASU 2015-15, is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period, and early adoption is permitted. We elected to early adopt ASU 2015-03 as of December 31, 2015 and reclassified $51 and $57 of deferred debt issuance costs as of December 31, 2015 and 2014, respectively, from “Other long-term assets” to “Long term debt” within our Consolidated Balance Sheets.
In May 2015, the FASB issued Accounting Standards Board Update No. 2015-07: Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-07”). Under the new guidance, investments measured at net asset value (“NAV”), as a practical expedient for fair value, are excluded from the fair value hierarchy. Removing investments measured using the practical expedient from the fair value hierarchy is intended to eliminate the diversity in practice that currently exists with respect to the categorization of these investments. The new guidance is effective in 2016 for calendar year-end public business entities, and early adoption is permitted. We elected to early adopt ASU 2015-07 as of December 31, 2015 and the guidance impacted the presentation of certain pension related assets that use NAV as a practical expedient. See Note 10 in Item 8 of Part II of this Annual Report on Form 10-K.
In November 2015, the FASB issued Accounting Standards Board Update No. 2015-17: Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”) as part of the FASB simplification initiative. Current U.S. GAAP requires that deferred tax liabilities and assets be separated into current and noncurrent in a classified balance sheet. ASU 2015-17 requires that these deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by this ASU. The guidance is effective for the annual periods beginning after December 15, 2016, including interim periods within that reporting period, and early adoption is permitted. The Company elected to early adopt ASU 2015-17 prospectively as of December 31, 2015 and reclassified $10 of deferred tax assets from “Other current assets” to “Deferred income taxes” within its Consolidated Balance Sheets.
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
Foreign Exchange Risk
Our international operations accounted for approximately 60% and 57% of our sales in 2015 and 2014, respectively. As a result, we have significant exposure to foreign exchange risk on transactions that can potentially be denominated in many foreign currencies. These transactions include foreign currency denominated imports and exports of raw materials and finished goods (both intercompany and third party) and loan repayments. The functional currency of our operating subsidiaries is the related local currency.
We reduce foreign currency cash flow exposure from exchange rate fluctuations where economically feasible by hedging firmly committed foreign currency transactions. Our use of forward contracts is designed to protect our cash flows against unfavorable movements in exchange rates, to the extent of the amount that is under contract. We do not attempt to hedge foreign currency exposure in a manner that would entirely eliminate the effect of changes in foreign currency exchange rates on net income and cash flow. We do not speculate in foreign currency nor do we hedge the foreign currency translation of our international businesses to the U.S. dollar for purposes of consolidating our financial results, or other foreign currency net asset or liability positions.
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
A 5% strengthening of the U.S. dollar against the primary currencies in which we conduct our non-U.S. operations in 2015 would generate an approximate $124 negative impact to our estimated net sales. Conversely, a 5% weakening of the U.S. dollar against the same currencies would benefit our estimated net sales by an equal amount.
Interest Rate Risk
As a result of the refinancing transactions in 2013, we have effectively fixed the interest rate on 97% of our outstanding debt, thus significantly decreasing our exposure to interest rate risk. Assuming the amount of our variable debt remains the same, an increase of 1% in the interest rates on our variable rate debt would increase our 2015 estimated debt service requirements by approximately $1.

Following is a summary of our outstanding debt as of December 31, 2015 and 2014 (see Note 7 in Item 8 of Part II of this Annual Report on Form 10-K for additional information on our debt). The fair value of our publicly held debt is based on the price at which the bonds are traded or quoted at December 31, 2015 and 2014. All other debt fair values are based on other similar financial instruments, or based upon interest rates that are currently available to us for the issuance of debt with similar terms and maturities.

	2015			2014
Year	Debt Maturities	Weighted Average Interest Rate	Fair Value	Debt Maturities	Weighted Average Interest Rate	Fair Value
2015				$99	7.7%	$97
2016	$81	7.2%	$81	35	7.7%	34
2017	36	7.2%	36	43	7.7%	43
2018	1,000	7.0%	701	1,262	7.6%	1,130
2019	2	6.5%	2	1	7.4%	1
2020	2,440	6.6%	1,687	2,125	7.4%	1,919
2021 and beyond	268	7.4%	63	266	7.4%	171
	$3,827		$2,570	$3,831		$3,395
We do not use derivative financial instruments in our investment portfolios. Our cash equivalent investments and short-term investments are made in instruments that meet the credit quality standards that are established in our investment policies, which also limits the exposure to any one investment. At December 31, 2015 and 2014, we had $37 and $53, respectively, invested at average rates of 5.7% and 2.8%, respectively, primarily in interest-bearing time deposits. Due to the short maturity of our cash equivalents, the carrying value of these investments approximates fair value. Our short-term investments are recorded at cost which approximates fair value. Our interest rate risk is not significant; a 1% increase or decrease in interest rates on invested cash would not have had a material effect on our net income or cash flows for the years ended December 31, 2015 and 2014.
Commodity Risk
We are exposed to price risks on raw material purchases, most significantly with phenol, methanol, urea, acetone, propylene and chlorine. For our commodity raw materials, we have purchase contracts that have periodic price adjustment provisions. Commitments with certain suppliers, including our phenol and urea suppliers, provide up to 100% of our estimated requirements but also provide us with the flexibility to purchase a certain portion of our needs in the spot market, when it is favorable to us. We rely on long-term agreements with key suppliers for most of our raw materials. The loss of a key source of supply or a delay in shipments could have an adverse effect on our business. Should any of our suppliers fail to deliver or should any key long-term supply contracts be cancelled, we would be forced to purchase raw materials in the open market, and no assurances can be given that we would be able to make these purchases or make them at prices that would allow us to remain competitive. Our largest supplier provided approximately 9% of our raw material purchases in 2015, and we could incur significant time and expense if we had to replace this supplier. In addition, several feedstocks at various facilities are transported through a pipeline from one supplier. If we were unable to receive these feedstocks through these pipeline arrangements, we may not be able to obtain them from other suppliers at competitive prices or in a timely manner. See the discussion about the risk factor on raw materials in Item 1A of Part I of this Annual Report on Form 10-K.
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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEXION INC.
CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $8 and $16, respectively)	$236	$172
Short-term investments	—	7
Accounts receivable (net of allowance for doubtful accounts of $15 and $14, respectively)	450	591
Inventories:
Finished and in-process goods	218	290
Raw materials and supplies	90	110
Other current assets	53	73
Total current assets	1,047	1,243
Investments in unconsolidated entities	36	48
Deferred income taxes (see Note 14)	13	18
Other long-term assets	48	53
Property and equipment:
Land	84	89
Buildings	296	302
Machinery and equipment	2,406	2,419
	2,786	2,810
Less accumulated depreciation	(1,735)	(1,755)
	1,051	1,055
Goodwill (see Note 5)	122	119
Other intangible assets, net (see Note 5)	65	81
Total assets	$2,382	$2,617
Liabilities and Deficit
Current liabilities:
Accounts payable	$386	$426
Debt payable within one year (see Note 7)	80	99
Interest payable	82	82
Income taxes payable (see Note 14)	15	12
Accrued payroll and incentive compensation	78	67
Other current liabilities	123	135
Total current liabilities	764	821
Long-term liabilities:
Long-term debt (see Note 7)	3,698	3,678
Long-term pension and postretirement benefit obligations (see Note 10)	224	278
Deferred income taxes (see Note 14)	12	19
Other long-term liabilities	161	171
Total liabilities	4,859	4,967
Commitments and contingencies (see Notes 7 and 9)
Deficit
Common stock—$0.01 par value; 300,000,000 shares authorized, 170,605,906 issued and 82,556,847 outstanding at December 31, 2015 and 2014	1	1
Paid-in capital	526	526
Treasury stock, at cost—88,049,059 shares	(296)	(296)
Accumulated other comprehensive (loss) income	(15)	73
Accumulated deficit	(2,692)	(2,652)
Total Hexion Inc. shareholder’s deficit	(2,476)	(2,348)
Noncontrolling interest	(1)	(2)
Total deficit	(2,477)	(2,350)
Total liabilities and deficit	$2,382	$2,617
See Notes to Consolidated Financial Statements

HEXION INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In millions)	2015	2014	2013
Net sales	$4,140	$5,137	$4,890
Cost of sales	3,540	4,576	4,282
Gross profit	600	561	608
Selling, general and administrative expense	306	399	304
Asset impairments (see Note 2)	6	5	181
Business realignment costs (see Note 2)	16	47	21
Other operating expense (income), net	12	(8)	1
Operating income	260	118	101
Interest expense, net	326	308	303
(Gain) loss on extinguishment of debt	(41)	—	6
Other non-operating (income) expense, net	(3)	32	2
Loss before income tax and earnings from unconsolidated entities	(22)	(222)	(210)
Income tax expense (see Note 14)	34	22	379
Loss before earnings from unconsolidated entities	(56)	(244)	(589)
Earnings from unconsolidated entities, net of taxes	17	20	17
Net loss	(39)	(224)	(572)
Net (income) loss attributable to noncontrolling interest	(1)	1	1
Net loss attributable to Hexion Inc.	$(40)	$(223)	$(571)
See Notes to Consolidated Financial Statements

HEXION INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
(In millions)	2015	2014	2013
Net loss	$(39)	$(224)	$(572)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(88)	(61)	(13)
Gain recognized from pension and postretirement benefits	—	4	—
Net gain from cash flow hedge activity	—	—	1
Other comprehensive loss	(88)	(57)	(12)
Comprehensive loss	(127)	(281)	(584)
Comprehensive (income) loss attributable to noncontrolling interest	(1)	1	1
Comprehensive loss attributable to Hexion Inc.	$(128)	$(280)	$(583)
See Notes to Consolidated Financial Statements

HEXION INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2015	2014	2013
Cash flows provided by (used in) operating activities
Net loss	$(39)	$(224)	$(572)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	137	144	148
(Gain) loss on extinguishment of debt	(41)	—	6
Deferred tax expense (benefit)	7	(6)	352
Gain on step acquisition (see Note 13)	(5)	—	—
Non-cash asset impairments and accelerated depreciation	8	5	181
Unrealized foreign currency losses (gains)	12	46	(31)
Unrealized (gains) losses on pension and postretirement benefit plan liabilities	(13)	102	(68)
(Gain) loss on sale of assets	(4)	(16)	1
Other non-cash adjustments	(4)	(5)	(4)
Net change in assets and liabilities:
Accounts receivable	91	(27)	(71)
Inventories	65	(67)	16
Accounts payable	(21)	(33)	59
Income taxes payable	8	4	6
Other assets, current and non-current	24	26	11
Other liabilities, current and non-current	(12)	1	46
Net cash provided by (used in) operating activities	213	(50)	80
Cash flows used in investing activities
Capital expenditures	(175)	(183)	(144)
Capitalized interest	(4)	—	(1)
Purchase of businesses, net of cash acquired	(7)	(64)	—
Proceeds from sale of (purchases of) investments, net	6	(1)	(3)
Change in restricted cash	8	(3)	4
Disbursement of affiliated loan	—	(50)	—
Repayment of affiliated loan	—	50	—
Funds remitted to unconsolidated affiliates, net	—	(2)	(13)
Proceeds from sale of assets	17	20	7
Net cash used in investing activities	(155)	(233)	(150)
Cash flows provided by financing activities
Net short-term debt (repayments) borrowings	(3)	21	15
Borrowings of long-term debt	523	391	1,135
Repayments of long-term debt	(485)	(343)	(1,058)
Long-term debt and credit facility financing fees	(11)	—	(40)
Net cash provided by financing activities	24	69	52
Effect of exchange rates on cash and cash equivalents	(10)	(9)	(4)
Increase (decrease) in cash and cash equivalents	72	(223)	(22)
Cash and cash equivalents (unrestricted) at beginning of year	156	379	401
Cash and cash equivalents (unrestricted) at end of year	$228	$156	$379
Supplemental disclosures of cash flow information
Cash paid for:
Interest, net	$312	$297	$275
Income taxes, net of cash refunds	17	29	2
Non-cash investing activities:
Non-cash assumption of debt on step acquisition (see Note 13)	$18	$—	$—
Non-cash financing activities:
Non-cash issuance of debt in exchange for loans of parent (see Note 4)	$—	$—	$200
Non-cash distribution declared to parent (see Note 4)	—	—	208
Settlement of note receivable from parent (see Note 4)	—	—	24
See Notes to Consolidated Financial Statements

HEXION INC.
CONSOLIDATED STATEMENTS OF DEFICIT

(In millions)	Common Stock	Paid-in Capital	Treasury Stock	Note Receivable From Parent	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Hexion Inc. Deficit	Non-controlling Interest	Total
Balance at December 31, 2012	$1	$752	$(296)	$(24)	$142	$(1,858)	$(1,283)	$—	$(1,283)
Net loss	—	—	—	—	—	(571)	(571)	(1)	(572)
Other comprehensive loss	—	—	—	—	(12)	—	(12)	—	(12)
Stock-based compensation expense (see Note 12)	—	3	—	—	—	—	3	—	3
Distribution declared to parent ($0.01 per share)	—	(1)	—	—	—	—	(1)	—	(1)
Settlement of note receivable from parent (see Note 4)	—	(24)	—	24	—	—	—	—	—
Non-cash distribution declared to parent ($2.52 per share) (see Note 4)	—	(208)	—	—	—	—	(208)	—	(208)
Balance at December 31, 2013	1	522	(296)	—	130	(2,429)	(2,072)	(1)	(2,073)
Net loss	—	—	—	—	—	(223)	(223)	(1)	(224)
Other comprehensive loss	—	—	—	—	(57)	—	(57)	—	(57)
Stock-based compensation expense (see Note 12)	—	1	—	—	—	—	1	—	1
Purchase of business from related party under common control (see Note 4)	—	3	—	—	—	—	3	—	3
Balance at December 31, 2014	1	526	(296)	—	73	(2,652)	(2,348)	(2)	(2,350)
Net (loss) income	—	—	—	—	—	(40)	(40)	1	(39)
Other comprehensive loss	—	—	—	—	(88)	—	(88)	—	(88)
Balance at December 31, 2015	$1	$526	$(296)	$—	$(15)	$(2,692)	$(2,476)	$(1)	$(2,477)

See Notes to Consolidated Financial Statements

HEXION INC.
Notes to Consolidated Financial Statements
(In millions, except share data)
1. Background and Basis of Presentation
Based in Columbus, Ohio, Hexion Inc. (“Hexion” or the “Company”), serves global industrial markets through a broad range of thermoset technologies, specialty products and technical support for customers in a diverse range of applications and industries. At December 31, 2015, Company had 65 production and manufacturing facilities, with 27 located in the United States. The Company’s business is organized based on the products offered and the markets served. At December 31, 2015, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins.
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
As of December 31, 2015, the Company has elected not to apply push-down accounting of its parent’s basis as a result of the prior combination of Hexion and Momentive Performance Materials Inc. (“MPM”), a former subsidiary of Hexion Holdings.
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
The Company’s unconsolidated investments accounted for under the equity method of accounting include the following as of December 31, 2015:

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
Foreign Currency Translations and Transactions—Assets and liabilities of foreign affiliates are translated at the exchange rates in effect at the balance sheet date. Income, expenses and cash flows are translated at average exchange rates during the year. The Company recognized transaction losses of $9, $33 and $2 for the years ended December 31, 2015, 2014 and 2013, respectively, which are included as a component of “Net loss.” In addition, gains or losses related to the Company’s intercompany loans payable and receivable denominated in a foreign currency other than the subsidiary’s functional currency that are deemed to be permanently invested are remeasured to cumulative translation and recorded in “Accumulated other comprehensive (loss) income” in the Consolidated Balance Sheets. The effect of translation is included in “Accumulated other comprehensive (loss) income.”
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

 Cash and Cash Equivalents—The Company considers all highly liquid investments that are purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2015 and 2014, the Company had interest-bearing time deposits and other cash equivalent investments of $37 and $46, respectively. These amounts are included in the Consolidated Balance Sheets as a component of “Cash and cash equivalents.”
Investments—Investments with original maturities greater than 90 days but less than one year are included in the Consolidated Balance Sheets as “Short-term investments.” At December 31, 2014, the Company had Brazilian real denominated U.S. dollar index investments of $7. These investments, which were classified as held-to-maturity securities, were recorded at cost, which approximates fair value.
Allowance for Doubtful Accounts—The allowance for doubtful accounts is estimated using factors such as customer credit ratings and past collection history. Receivables are charged against the allowance for doubtful accounts when it is probable that the receivable will not be collected.
Inventories—Inventories are stated at lower of cost or market using the first-in, first-out method. Costs include direct material, direct labor and applicable manufacturing overheads, which are based on normal production capacity. Abnormal manufacturing costs are recognized as period costs and fixed manufacturing overheads are allocated based on normal production capacity. An allowance is provided for excess and obsolete inventories based on management’s review of inventories on-hand compared to estimated future usage and sales. Inventories in the Consolidated Balance Sheets are presented net of an allowance for excess and obsolete inventory of $7 and $8 at December 31, 2015 and 2014, respectively.
Deferred Expenses—Deferred debt financing costs are included in “Long-term debt” in the Consolidated Balance Sheets, with the exception of deferred financing costs related to revolving line of credit arrangements, which are included in “Other long-term assets” in the Consolidated Balance Sheets. These costs are amortized over the life of the related debt or credit facility using the effective interest method. Upon extinguishment of any debt, the related debt issuance costs are written off. At December 31, 2015 and 2014, the Company’s unamortized deferred financing costs included in “Other long-term assets” were $8 and $9, respectively, and unamortized deferred financing costs included in “Long-term debt” were $51 and $57, respectively.
Property and Equipment—Land, buildings and machinery and equipment are stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of properties (the average estimated useful lives for buildings and machinery and equipment are 20 years and 15 years, respectively). Assets under capital leases are amortized over the lesser of their useful life or the lease term. Major renewals and betterments are capitalized. Maintenance, repairs, minor renewals and turnarounds (periodic maintenance and repairs to major units of manufacturing facilities) are expensed as incurred. When property and equipment is retired or disposed of, the asset and related depreciation are removed from the accounts and any gain or loss is reflected in operating income. The Company capitalizes interest costs that are incurred during the construction of property and equipment. Depreciation expense was $124, $130 and $135 for the years ended December 31, 2015, 2014 and 2013, respectively. Additionally, for the year ended December 31, 2015 and 2014, approximately $4 and $7, respectively, of invoiced but unpaid capital expenditures was included in “Accounts payable” in the Consolidated Statements of Cash Flows as a non-cash investing activity.
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
Long-Lived and Amortizable Intangible Assets
During the years ended December 31, 2015, 2014 and 2013, the Company recorded long-lived asset impairments of $6, $5 and $124, respectively, which are included in “Asset impairments” in the Consolidated Statements of Operations (see Note 6).

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
As of October 1, 2015 and October 1, 2014, the estimated fair value of each of the Company’s reporting units was deemed to be substantially in excess of the carrying amount of assets (including goodwill) and liabilities assigned to each reporting unit.
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
Research and Development Costs—Funds are committed to research and development activities for technical improvement of products and processes that are expected to contribute to future earnings. All costs associated with research and development are charged to expense as incurred. Research and development and technical service expense was $65, $72 and $73 for the years ended December 31, 2015, 2014 and 2013, respectively, and is included in “Selling, general and administrative expense” in the Consolidated Statements of Operations.

Business Realignment Costs—The Company incurred “Business realignment costs” totaling $16, $47 and $21 for the years ended December 31, 2015, 2014 and 2013, respectively. For the year ended December 31, 2015, these costs primarily included expenses related to certain in-process cost reduction programs (see Note 3), as well as costs for environmental remediation at certain formerly owned locations. For the year ended December 31, 2014, these costs primarily included expenses from the Company’s newly implemented restructuring and cost optimization programs, as well as costs for environmental remediation at certain formerly owned locations. For the year ended December 31, 2013, these costs primarily represent certain environmental expenses related to the Company’s productivity savings programs, as well as other minor headcount reduction programs.

Pension Liabilities—Pension assumptions are significant inputs to the actuarial models that measure pension benefit obligations and related effects on operations. Two assumptions, discount rate and expected return on assets, are important elements of plan expense and asset/liability measurement. The Company evaluates these critical assumptions at least annually on a plan and country-specific basis. The Company periodically evaluates other assumptions involving demographic factors, such as retirement age, mortality and turnover, and updates them to reflect the Company's experience and expectations for the future. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.
Accumulated and projected benefit obligations are measured as the present value of future cash payments. The Company discounts these cash payments using a split-rate interest approach. This approach uses multiple interest rates from market-observed forward yield curves which correspond to the estimated timing of the related benefit payments. Lower discount rates increase present values and subsequent-year pension expense; higher discount rates decrease present values and subsequent-year pension expense.
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
Concentrations of Supplier Risk—The Company relies on long-term agreements with key suppliers for most of its raw materials. The loss of a key source of supply or a delay in shipments could have an adverse effect on its business. Should any of the suppliers fail to deliver or should any of the key long-term supply contracts be canceled, the Company would be forced to purchase raw materials at current market prices. The Company’s largest supplier provides approximately 9% of raw material purchases. In addition, several of the feedstocks at various facilities are transported through a pipeline from one supplier.
Subsequent Events—The Company has evaluated events and transactions subsequent to December 31, 2015 through the date of issuance of its Consolidated Financial Statements.
Reclassifications—Certain prior period balances have been reclassified to conform with current presentations.

Recently Issued Accounting Standards
Newly Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Board Update No. 2014-09: Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes the existing revenue recognition guidance and most industry-specific guidance applicable to revenue recognition. According to the new guidance, an entity will apply a principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The revised effective date for ASU 2014-09 is for annual and interim periods beginning on or after December 15, 2017, and early adoption will be permitted for annual and interim periods beginning on or after December 15, 2016. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in ASU 2014-09. The Company is currently assessing the potential impact of ASU 2014-09 on its financial statements.

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

In July 2015, the FASB issued Accounting Standards Board Update No. 2015-11: Simplifying the Measurement of Inventory (Topic 330) (“ASU 2015-11”) as part of the FASB simplification initiative. ASU 2015-11 replaces the existing concept of market value of inventory (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin) with the single measurement of net realizable value. The guidance is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. The requirements of ASU 2015-11 are not expected to have a significant impact on the Company’s financial statements.

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
Newly Adopted Accounting Standards
In April 2015, the FASB issued Accounting Standards Board Update No. 2015-03: Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, and also requires that the amortization of such costs be reported as interest expense. In August 2015, ASU 2015-03 was amended by Accounting Standards Board Update No. 2015-15: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). ASU 2015-15 adds language to ASU 2015-03 based on the SEC Staff Announcement that the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The guidance in ASU 2015-03, as amended by ASU 2015-15, is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period, and early adoption is permitted. The Company elected to early adopt ASU 2015-03 as of December 31, 2015 and reclassified $51 and $57 of deferred debt issuance costs as of December 31, 2015 and 2014, respectively, from “Other long-term assets” to “Long term debt” within its Consolidated Balance Sheets.
In May 2015, the FASB issued Accounting Standards Board Update No. 2015-07: Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-07”). Under the new guidance, investments measured at net asset value (“NAV”), as a practical expedient for fair value, are excluded from the fair value hierarchy. Removing investments measured using the practical expedient from the fair value hierarchy is intended to eliminate the diversity in practice that currently exists with respect to the categorization of these investments. The new guidance is effective in 2016 for calendar year-end public business entities, and early adoption is permitted. The Company elected to early adopt ASU 2015-07 as of December 31, 2015 and the guidance impacted the presentation of certain pension related assets that use NAV as a practical expedient (see Note 10).

In November 2015, the FASB issued Accounting Standards Board Update No. 2015-17: Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”) as part of the FASB simplification initiative. Current U.S. GAAP requires that deferred tax liabilities and assets be separated into current and noncurrent in a classified balance sheet. ASU 2015-17 requires that these deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by this ASU. The guidance is effective for the annual periods beginning after December 15, 2016, including interim periods within that reporting period, and early adoption is permitted. The Company elected to early adopt ASU 2015-17 prospectively as of December 31, 2015 and reclassified $10 of deferred tax assets from “Other current assets” to “Deferred income taxes” within its Consolidated Balance Sheets.
3. Restructuring and Cost Reduction Programs
2015 Restructuring Activities
In 2014, in response to an uncertain economic outlook, the Company initiated significant restructuring programs with the intent to optimize its cost structure and bring manufacturing capacity in line with demand. The Company estimates that the restructuring activities under these programs will be completed over the next 6 months. As of December 31, 2015, $17 of costs have been incurred over the life of these programs, consisting primarily of workforce reduction costs, and no additional costs are expected to be incurred.
Workforce reduction costs primarily relate to non-voluntary employee termination benefits and are accounted for under the guidance for nonretirement postemployment benefits or as exit and disposal costs, as applicable. During the years ended December 31, 2015 and 2014 charges of $4 and $13, respectively, were recorded in “Business realignment costs” in the Consolidated Statements of Operations. At December 31, 2015 and 2014, the Company had accrued $3 and $12, respectively, for restructuring liabilities in “Other current liabilities” in the Consolidated Balance Sheets.
The following table summarizes restructuring information by reporting segment:

	Epoxy, Phenolic and Coating Resins	Corporate and Other	Total
Restructuring costs expected to be incurred	$11	$6	$17
Cumulative restructuring costs incurred through December 31, 2015	$11	$6	$17

Accrued liability at December 31, 2013	$—	$—	$—
Restructuring charges	10	3	13
Payments	(1)	—	(1)
Accrued liability at December 31, 2014	$9	$3	$12
Restructuring charges	1	3	4
Payments	(9)	(4)	(13)
Accrued liability at December 31, 2015	$1	$2	$3
4. Related Party Transactions
Administrative Service, Management and Consulting Arrangement
The Company is subject to a Management Consulting Agreement with Apollo (the “Management Consulting Agreement”) that renews on an annual basis, unless notice to the contrary is given by either party. Under the Management Consulting Agreement, the Company receives certain structuring and advisory services from Apollo and its affiliates. The Management Consulting Agreement provides indemnification to Apollo, its affiliates and their directors, officers and representatives for potential losses arising from these services. Apollo is entitled to an annual fee equal to the greater of $3 or 2% of the Company’s Adjusted EBITDA. Apollo elected to waive charges of any portion of the annual management fee due in excess of $3 for the years ended December 31, 2015, 2014 and 2013.
During each of the years ended December 31, 2015, 2014 and 2013, the Company recognized expense under the Management Consulting Agreement of $3. This amount is included in “Other operating expense (income), net” in the Company’s Consolidated Statements of Operations.

Transactions with MPM
Shared Services Agreement
On October 1, 2010, the Company entered into a shared services agreement with Momentive Performance Materials Inc. (‘MPM”) (which, from October 1, 2010 through October 24, 2014, was a subsidiary of Hexion Holdings) (the “Shared Services Agreement”). Under this agreement, the Company provides to MPM, and MPM provides to the Company, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between the Company and MPM. The Shared Services Agreement was renewed for one year starting October 2015 and is subject to termination by either the Company or MPM, without cause, on not less than 30 days’ written notice, and expires in October 2016 (subject to one-year renewals every year thereafter; absent contrary notice from either party).
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
Pursuant to the Shared Services Agreement, during the years ended December 31, 2015, 2014 and 2013, the Company incurred approximately $70, $131 and $121, respectively, of net costs for shared services and MPM incurred approximately $60, $99 and $92, respectively, of net costs for shared services. Included in the net costs incurred during the years ended December 31, 2015, 2014 and 2013, were net billings from the Company to MPM of $35, $49 and $31, respectively, to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to the applicable allocation percentage. The allocation percentage for 2015 changed from 2014 from 57% to 54% for the Company and 43% to 46% for MPM. The allocation percentages are reviewed by the Steering Committee pursuant to the terms of the Shared Services Agreement. The Company had accounts receivable from MPM of $7 and $9 as of December 31, 2015 and 2014, respectively, and no accounts payable to MPM.
Sales and Purchases of Products and Services with MPM
The Company also sells products to, and purchases products from, MPM pursuant to a Master Buy/Sell Agreement dated as of September 6, 2012 (the “Master Buy/Sell Agreement”). The standard terms and conditions of the seller in the applicable jurisdiction apply to transactions under the Master Buy/Sell Agreement. The Master Buy/Sell Agreement has an initial term of three years and may be terminated for convenience by either party thereunder upon 30 days' prior notice. The Master Buy/Sell Agreement was renewed for one year starting September 2015. Additionally, a subsidiary of MPM has acted as a non-exclusive distributor in India for certain of the Company’s subsidiaries pursuant to Distribution Agreements dated as of September 6, 2012 (the “Distribution Agreements”). The Distribution Agreements had initial terms of three years and were terminated by mutual agreement on March 9, 2015. Pursuant to these agreements and other purchase orders, during the years ended December 31, 2015, 2014 and 2013, the Company sold $1, $1 and less than $1, respectively, of products to MPM and purchased $3, $8 and $9, respectively. As of December 31, 2015 and 2014, the Company had less than $1 of accounts receivable from MPM and less than $1 and $1, respectively, of accounts payable to MPM related to these agreements.

Other Transactions with MPM

In March 2014, the Company entered into a ground lease with a Brazilian subsidiary of MPM to lease a portion of MPM’s manufacturing site in Itatiba, Brazil for purposes of constructing and operating an epoxy production facility. In conjunction with the ground lease, the Company entered into a site services agreement whereby MPM’s subsidiary provides to the Company various services such as environmental, health and safety, security, maintenance and accounting, among others, to support the operation of this new facility. The Company paid less than $1 to MPM under this agreement for both the years ended December 31, 2015 and 2014.

In April 2014, the Company purchased 100% of the interests in MPM’s Canadian subsidiary for a purchase price of approximately $12. As a part of the transaction the Company also entered into a non-exclusive distribution agreement with a subsidiary of MPM, whereby the Company acts as a distributor of certain MPM products in Canada. The agreement has a term of 10 years, and is cancelable by either party with 180 days’ notice. The Company is compensated for acting as distributor at a rate of 2% of the net selling price of the related products sold. During the years ended December 31, 2015 and 2014, the Company purchased approximately $28 and $29, respectively, of products from MPM under this distribution agreement, and earned $1 from MPM as compensation for acting as distributor of the products. As of December 31, 2015 and 2014, the Company had $2 of accounts payable to MPM related to the distribution agreement.

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
Purchases and Sales of Products and Services with Affiliates Other than MPM
The Company sells products to various Apollo affiliates other than MPM. These sales were $59, $114 and $114 for the years ended December 31, 2015, 2014 and 2013, respectively. Accounts receivable from these affiliates were less than $1 and $11 at December 31, 2015 and 2014, respectively. The Company also purchases raw materials and services from various Apollo affiliates other than MPM. These purchases were $3, $5 and $31 for the years ended December 31, 2015, 2014 and 2013, respectively. The Company had accounts payable to these affiliates of less than $1 at both December 31, 2015 and 2014.
Participation of Apollo Global Securities in Refinancing Transactions
In April 2015, Apollo Global Securities, LLC (“AGS”), an affiliate of Apollo, acted as one of the initial purchasers and received less than $1 in connection with the sale of the $315 aggregate principal amount of the Company’s 10.00% First-Priority Senior Secured Notes due 2020 (See Note 7).
In January 2013, AGS acted as one of the initial purchasers and received approximately $1 in connection with the sale of an additional $1,100 aggregate principal amount of the Company’s 6.625% First-Priority Senior Secured Notes due 2020. AGS also received $1 in structuring fees in connection with the refinancing transactions in early 2013 (See Note 7).
Other Transactions and Arrangements
Hexion Holdings previously purchased insurance policies which cover the Company. Amounts are billed to the Company annually based on the Company’s relative share of the insurance premiums and amortized over the term of the policy. Hexion Holdings billed the Company $13 for the year ended December 31, 2013. The Company had no accounts payable to Hexion Holdings under these arrangements at December 31, 2015 or 2014.
The Company sells finished goods to, and purchases raw materials from, a foundry joint venture between the Company and HA-USA Inc. (“HAI”). The Company also provides toll-manufacturing and other services to HAI. The Company’s investment in HAI is recorded under the equity method of accounting, and the related sales and purchases are not eliminated from the Company’s Consolidated Financial Statements. However, any profit on these transactions is eliminated in the Company’s Consolidated Financial Statements to the extent of the Company’s 50% interest in HAI. Sales and services provided to HAI were $72, $107 and $104 for the years ended December 31, 2015, 2014 and 2013, respectively. Accounts receivable from HAI were $1 and $8 at December 31, 2015 and 2014, respectively. Purchases from HAI were $16, $36 and $31 for the years ended December 31, 2015, 2014 and 2013, respectively. The Company had accounts payable to HAI of $1 and $2 at December 31, 2015 and 2014, respectively. Additionally, HAI declared dividends to the Company of $19 and $14 during the years ended December 31, 2015 and 2014, respectively. No amounts remain outstanding related to these previously declared dividends as of December 31, 2015.
The Company’s purchase contracts with HAI represent a significant portion of HAI’s total revenue, and this factor results in the Company absorbing the majority of the risk from potential losses or the majority of the gains from potential returns. However, the Company does not have the power to direct the activities that most significantly impact HAI, and therefore, does not consolidate HAI. The carrying value of HAI’s assets were $44 and $53 at December 31, 2015 and 2014, respectively. The carrying value of HAI’s liabilities were $14 and $16 at December 31, 2015 and 2014, respectively.
In 2013, the Company and HAI resolved a dispute regarding raw material pricing. As part of the resolution, the Company will provide discounts to HAI on future purchases of dry and liquid resins totaling $16 over a period of three years. During the year ended December 31, 2015, the Company issued $5 of discounts to HAI under this agreement. As of December 31, 2015, $1 remained outstanding under this agreement, all of which is classified in “Other current liabilities” in the Consolidated Balance Sheets. As of December 31, 2014, $7 remained outstanding under this agreement, $5 of which is classified in “Other current liabilities” in the Consolidated Balance Sheets, with the remaining $2 included in “Other long-term liabilities.”

The Company sells products and provides services to, and purchases products from, its other joint ventures which are recorded under the equity method of accounting. These sales were $33, $27, and $12 for the years ended December 31, 2015, 2014 and 2013, respectively. Accounts receivable from these joint ventures were $10 and $15 at December 31, 2015 and 2014, respectively. These purchases were $33, $26, and less than $1 for the years ended December 31, 2015, 2014 and 2013, respectively. The Company had accounts payable to these joint ventures of $2 and $26 at December 31, 2015 and 2014, respectively.
The Company had a loan receivable of $6 as of both December 31, 2015 and 2014 and royalties receivable of $2 as of December 31, 2015 from its unconsolidated forest products joint venture in Russia.
As of December 31, 2014, the Company had approximately $11 of cash on deposit as collateral for a loan that was extended by a third party to one of the Company’s unconsolidated joint ventures, which was classified as restricted cash.

In February 2014, the Company made a restricted purpose loan of $50 to Superholdco Finance Corp (“Finco”), a newly formed subsidiary of Hexion Holdings, which was repaid in full during the year ended December 31, 2014. The loan had a maturity date in February 2015, and bore interest at LIBOR plus 3.75% per annum. The loan was fully collateralized by the assets of Finco. On April 7, 2014, Finco entered into an agreement with MPM under which it purchased approximately $51 of accounts receivable from MPM, paying 95% of the proceeds in cash, with the remaining 5% to be paid in cash when the sold receivables were fully collected. The agreement also appointed MPM to act as the servicer of the receivables on behalf of Finco. Interest incurred under the loan agreement was less than $1 for the year ended December 31, 2014 .
As of December 31, 2014, Finco was deemed to be a VIE, and the Company’s loan to Finco represented a variable interest in Finco. The power to direct the activities that most significantly impact the VIE was shared between the Company and the other related party variable interest entity holder. In July 2015, Finco was dissolved.
5. Goodwill and Intangible Assets
The Company’s gross carrying amount and accumulated impairments of goodwill consist of the following as of December 31, 2015 and 2014:

	2015				2014
	Gross Carrying Amount	Accumulated Impairments	Accumulated Foreign Currency Translation	Net Book Value	Gross Carrying Amount	Accumulated Impairments	Accumulated Foreign Currency Translation	Net Book Value
Epoxy, Phenolic and Coating Resins	$111	$(57)	$—	$54	$101	$(57)	$2	$46
Forest Products Resins	81	—	(13)	68	81	—	(8)	73
Total	$192	$(57)	$(13)	$122	$182	$(57)	$(6)	$119
The changes in the net carrying amount of goodwill by segment for the years ended December 31, 2015 and 2014 are as follows:

	Epoxy, Phenolic and Coating Resins	Forest Products Resins	Total
Goodwill balance at December 31, 2013	$34	$78	$112
Acquisitions	13	—	13
Foreign currency translation	(1)	(5)	(6)
Goodwill balance at December 31, 2014	46	73	119
Acquisitions	10	—	10
Foreign currency translation	(2)	(5)	(7)
Goodwill balance at December 31, 2015	$54	$68	$122
In 2015, the Company acquired the remaining 50% interest in Momentive Union Specialty Chemicals Ltd, a joint venture in China, from its joint venture partner, and the allocation of fair value to the assets acquired and liabilities assumed at the date of acquisition resulted in $10 being allocated to goodwill (see Note 13).
In 2014, the Company acquired a manufacturing facility in Shreveport, Louisiana, and the allocation of fair value to the assets acquired and liabilities assumed at the date of acquisition resulted in $13 being allocated to goodwill (see Note 13).

The Company’s intangible assets with identifiable useful lives consist of the following as of December 31, 2015 and 2014:

	2015				2014
	Gross Carrying Amount	Accumulated Impairments	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Impairments	Accumulated Amortization	Net Book Value
Patents and technology	$112	$—	$(85)	$27	$112	$—	$(78)	$34
Customer lists and contracts	109	(17)	(69)	23	109	(17)	(62)	30
Other	25	—	(10)	15	25	—	(8)	17
Total	$246	$(17)	$(164)	$65	$246	$(17)	$(148)	$81
The impact of foreign currency translation on intangible assets is included in accumulated amortization.
In 2014, in conjunction with the acquisition of the manufacturing facility in Shreveport, Louisiana discussed above, the Company recorded other amortizable intangible assets of $16, which primarily consisted of customer lists and contracts (see Note 13).
Total intangible amortization expense for the years ended December 31, 2015, 2014 and 2013 was $13, $14 and $13, respectively.
Estimated annual intangible amortization expense for 2016 through 2020 is as follows:

2016	$13
2017	9
2018	8
2019	8
2020	8
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

Recurring Fair Value Measurements
As of December 31, 2015, the Company had derivative liabilities of $1, which were measured using Level 2 inputs, and consist of derivative instruments transacted primarily in over-the-counter markets. There were no transfers between Level 1, Level 2 or Level 3 measurements during the years ended December 31, 2015 and 2014.
The Company calculates the fair value of its Level 2 derivative liabilities using standard pricing models with market-based inputs, adjusted for nonperformance risk. When its financial instruments are in a liability position, the Company evaluates its credit risk as a component of fair value. At December 31, 2015 and 2014, no adjustment was made by the Company to reduce its derivative liabilities for nonperformance risk.
When its financial instruments are in an asset position, the Company is exposed to credit loss in the event of nonperformance by other parties to these contracts and evaluates their credit risk as a component of fair value.

Non-recurring Fair Value Measurements
Long-Lived and Amortizable Intangible Assets
Following is a summary of losses as a result of the Company measuring long-lived assets at fair value on a non-recurring basis during the years ended December 31, 2015, 2014 and 2013, all of which were valued using Level 3 inputs.

	Year Ended December 31,
	2015	2014	2013
Long-lived assets held and used	$4	$5	$111
Long-lived assets held for disposal/abandonment	2	—	13
Total	$6	$5	$124
In 2015, as a result of the likelihood that certain long-lived assets would be disposed of before the end of their estimated useful lives resulting in lower future cash flows associated with these assets, the Company wrote down long-lived assets with a carrying value of $5 to fair value of $1, resulting in an impairment charge of $4 within its Epoxy, Phenolic and Coating Resins segment.
In 2015, as a result of the Company’s decision to dispose of certain long-lived assets before the end of their estimated useful lives, the Company wrote down long-lived assets with a carrying value of $2 to fair value of $0, resulting in an impairment charge of $2 within its Forest Products Resins segment.
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

Non-derivative Financial Instruments
The following table summarizes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	Carrying Amount(1)	Fair Value
		Level 1	Level 2	Level 3	Total
December 31, 2015
Debt	$3,829	$—	$2,560	$10	$2,570
December 31, 2014
Debt	$3,834	$—	$3,386	$9	$3,395

(1)	Debt carrying amounts exclude unamortized deferred debt issuance costs.

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
7. Debt and Lease Obligations
Debt outstanding at December 31, 2015 and 2014 is as follows:

	2015		2014
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
ABL Facility	$—	$—	$60	$—
Senior Secured Notes:
6.625% First-Priority Senior Notes due 2020 (includes $4 and $6 of unamortized debt premium at December 31, 2015 and 2014, respectively)	1,554	—	1,556	—
10.00% First-Priority Senior Secured Notes due 2020	315	—	—	—
8.875% Senior Secured Notes due 2018 (includes $2 and $3 of unamortized discount at December 31, 2015 and 2014, respectively)	995	—	1,197	—
9.00% Second-Priority Senior Secured Notes due 2020	574	—	574	—
Debentures:
9.2% debentures due 2021	74	—	74	—
7.875% debentures due 2023	189	—	189	—
8.375% sinking fund debentures due 2016	—	—	20	20
Other Borrowings:
Australia Facility due 2017 at 4.5% and 5.1% at December 31, 2015 and 2014, respectively	29	3	36	4
Brazilian bank loans at 10.9% and 7.5% at December 31, 2015 and 2014, respectively	5	42	9	47
Capital Leases	9	1	8	1
Other at 4.7% and 4.0% at December 31, 2015 and 2014, respectively	5	34	12	27
Unamortized debt issuance costs	(51)	—	(57)	—
Total	$3,698	$80	$3,678	$99

2015 Debt Transactions

In April 2015, the Company issued $315 aggregate principal amount of New First Lien Notes. The Company used the net proceeds to redeem or repay all $40 of its outstanding 8.375% Sinking Fund Debentures due 2016, and to repay all amounts outstanding under its ABL Facility (see below) at the closing of the offering.

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

In July 2015, the Company entered into an amendment to its ABL Facility (see below), which was completed in November 2015, under which certain of the Company’s subsidiaries are borrowers, to (i) add one of its German subsidiaries as a borrower and one of its German subsidiaries as a guarantor and (ii) expand its borrowing base to include certain machinery and equipment in certain foreign jurisdictions, subject to customary reserves.

During the second half of 2015, the Company repurchased $203 of its 8.875% Senior Secured Notes due 2018 on the open market for total cash of $160. These transactions resulted in a gain of $41, which represents the difference between the carrying value of the repurchased debt and the cash paid for the repurchases, less the proportionate amount of unamortized deferred financing fees and debt discounts that were written off in conjunction with the repurchases. This amount is recorded in “Gain on debt extinguishment” in the Consolidated Statements of Operations.
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
The ABL Facility has a five-year term unless, on the date that is 91 days prior to the scheduled maturity of the 8.875% Senior Secured Notes due 2018, more than $50 aggregate principal amount of 8.875% Senior Secured Notes due 2018 is outstanding, in which case the ABL Facility will mature on such earlier date. Availability under the ABL Facility is $400, subject to a borrowing base based on a specified percentage of eligible accounts receivable and inventory. In 2015, the ABL Facility was amended to include up to $80 million of certain international Property Plant and Equipment as collateral. The borrowers under the ABL Facility include the Company and Hexion Canada Inc., Hexion B.V., Hexion UK Limited and Borden Chemical UK Limited, each a wholly owned subsidiary of the Company. In 2015, the ABL Facility was amended to include Hexion Gmbh as a borrower. The ABL Facility bears interest at a floating rate based on, at the Company's option, an adjusted LIBOR rate plus an initial applicable margin of 2.25% or an alternate base rate plus an initial applicable margin of 1.25%. From and after the date of delivery of the Company's financial statements for the first fiscal quarter ended after the effective date of the ABL Facility, the applicable margin for such borrowings will be adjusted depending on the availability under the ABL Facility. As of December 31, 2015, the applicable margin for LIBOR rate loans was 1.75% and for alternate base rate loans was 0.75%. In addition to paying interest on outstanding principal under the ABL Facility, the Company is required to pay a commitment fee to the lenders in respect of the unutilized commitments at an initial rate equal to 0.50% per annum, subject to adjustment depending on the usage. The ABL Facility does not have any financial maintenance covenants, other than a fixed charge coverage ratio of 1.0 to 1.0 that only applies if availability under the ABL Facility is less than the greater of (a) $40 and (b) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time. The fixed charge coverage ratio under the credit agreement governing the ABL Facility is generally defined as the ratio of (a) Adjusted EBITDA minus non-financed capital expenditures and cash taxes to (b) debt service plus cash interest expense plus certain restricted payments, each measured on a pro forma basis. The ABL Facility is secured by, among other things, first-priority liens on most of the inventory and accounts receivable and related assets of the Company, its domestic subsidiaries and certain of its foreign subsidiaries (the “ABL Priority Collateral”), and by second-priority liens on certain collateral that generally includes most of the Company’s, its domestic subsidiaries’ and certain of its foreign subsidiaries’ assets other than the ABL Priority Collateral, in each case subject to certain exceptions and permitted liens. Available borrowings under the ABL Facility were $320 as of December 31, 2015, and there were no outstanding borrowings and $34 of outstanding letters of credit under the ABL Facility as of December 31, 2015.
Senior Secured Notes
First-Priority Senior Secured Notes
In January 2013, the Company issued $1,100 aggregate principal amount of 6.625% First-Priority Senior Secured Notes due 2020 at an issue price of 100.75% (the “First-Priority Senior Secured Notes”). The Company used the net proceeds of $1,108 ($1,100 plus a premium of $8) to (i) repay approximately $910 of term loans under the Company’s senior secured credit facilities, (ii) purchase $89 aggregate principal amount of the Company’s Floating Rate Second-Priority Senior Secured Notes due 2014 (the “Floating Rate Notes”) in a tender offer, (iii) satisfy and discharge the remaining $31 aggregate principal amount of the Floating Rate Notes, which were redeemed on March 2, 2013 at a redemption price equal to 100% plus accrued and unpaid interest to the redemption date, (iv) pay related transaction costs and expenses and (v) provide incremental liquidity of $54.
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
The First-Priority Senior Secured Notes are due on April 15, 2020 and are secured by first-priority liens on collateral that generally includes most of the Company's and its domestic subsidiaries' assets other than inventory and accounts receivable and related assets (the “Notes Priority Collateral”), and by second-priority liens on the domestic portion of the collateral for the ABL Facility (the “ABL Priority Collateral”), which generally includes most of the inventory and accounts receivable and related assets of the Company, its domestic subsidiaries and certain of its foreign subsidiaries, in each case subject to certain exceptions and permitted liens.

10.00% First-Priority Senior Secured Notes
In April 2015, the Company issued $315 aggregate principal amount of 10.00% First-Priority Senior Secured Notes due 2020 (the “New First Lien Notes”). The Company used the net proceeds to redeem or repay all $40 of its outstanding 8.375% Sinking Fund Debentures due 2016, and to repay all amounts outstanding under its ABL facility at the closing of the offering.

The New First Lien Notes are due April 15, 2020 and are secured by first-priority liens on collateral that generally includes most of the Company and its domestic subsidiaries’ assets other than inventory and accounts receivable and related assets and by second-priority liens on the domestic portion of the collateral for the ABL Facility, which generally includes most of the inventory and accounts receivable and related assets of the Company, its domestic subsidiaries and certain of its foreign subsidiaries, in each case subject to certain exceptions and permitted liens.
8.875% Senior Secured Notes
In January 2013 the Company also issued $200 aggregate principal amount of 8.875% Senior Secured Notes due 2018 at an issue price of 100% (the “New Senior Secured Notes”) and mature on February 1, 2018. The New Senior Secured Notes were issued to lenders in exchange for loans of Hexion LLC, which were retired in full.
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
The 8.375% debentures were fully repaid in 2015 using proceeds from the issuance of the New First Lien Notes.
Other Borrowings
The Company’s Australian Term Loan Facility has a variable interest rate equal to the 90 day Australian or New Zealand Bank Bill Rates plus an applicable margin. The agreement also provides access to a $10 revolving credit facility. There were no outstanding borrowings under the revolving credit facility at December 31, 2015 or 2014.
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

As of December 31, 2015, the Company was in compliance with all covenants included in the agreements governing its outstanding indebtedness, including the ABL Facility.
As of December 31, 2015, the Company did not satisfy the Adjusted EBITDA to fixed charges incurrence test contained within the indentures that govern our 6.625% First-Priority Senior Secured Notes, 8.875% Senior Secured Notes and 9.00% Second-Priority Senior Secured Notes. As a result, the Company is subject to restrictions on its ability to incur additional indebtedness or to make investments; however, there are exceptions to these restrictions, including exceptions that permit indebtedness under the ABL Facility (available borrowings of which were $320 at December 31, 2015).
Scheduled Maturities
Aggregate maturities of debt, minimum payments under capital leases and minimum rentals under operating leases at December 31, 2015 for the Company are as follows:

Year	Debt	Minimum Rentals Under Operating Leases	Minimum Payments Under Capital Leases
2016	$80	$32	$2
2017	35	24	2
2018	999	16	2
2019	1	10	2
2020	2,439	4	2
2021 and thereafter	263	9	5
Total minimum payments	$3,817	$95	15
Less: Amount representing interest			(5)
Present value of minimum payments			$10
The Company’s operating leases consist primarily of vehicles, equipment, land and buildings. Rental expense under operating leases amounted to $35, $36, and $36 for each of the years ended December 31, 2015, 2014 and 2013, respectively.
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
Indemnities related to the pre-closing operations of sold assets normally do not represent additional liabilities to the Company, but simply serve to protect the buyer from potential liability associated with the Company’s existing obligations at the time of sale. As with any liability, the Company has accrued for those pre-closing obligations that it considers to be probable and reasonably estimable. The amounts recorded at December 31, 2015 and 2014 are not significant.
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
Environmental Institution of Paraná IAP—On August 10, 2005, the Environmental Institute of Paraná (IAP), an environmental agency in the State of Paraná, provided Hexion Quimica Industria, the Company’s Brazilian subsidiary, with notice of an environmental assessment in the amount of 12 Brazilian reais. The assessment related to alleged environmental damages to the Paranagua Bay caused in November 2004 from an explosion on a shipping vessel carrying methanol purchased by the Company. The investigations performed by the public authorities have not identified any actions of the Company that contributed to or caused the accident. The Company responded to the assessment by filing a request to have it cancelled and by obtaining an injunction precluding execution of the assessment pending adjudication of the issue. In November 2010, the Court denied the Company’s request to cancel the assessment and lifted the injunction that had been issued. The Company responded to the ruling by filing an appeal in the State of Paraná Court of Appeals. In March 2012, the Company was informed that the Court of Appeals had denied the Company’s appeal, and on June 4, 2012 the Company filed appeals to the Superior Court of Justice and the Supreme Court of Brazil. The Company continues to believe it has strong defenses against the validity of the assessment, and does not believe that a loss is probable. At December 31, 2015, the amount of the assessment, including tax, penalties, monetary correction and interest, is 43 Brazilian reais, or approximately $11.
The following table summarizes all probable environmental remediation, indemnification and restoration liabilities, including related legal expenses, at December 31, 2015 and 2014:

	Liability		Range of Reasonably Possible Costs as of 12/31/15
Site Description	December 31, 2015	December 31, 2014	Low	High
Geismar, LA	$15	$15	$9	$22
Superfund and offsite landfills – allocated share:
Less than 1%	1	—	—	2
Equal to or greater than 1%	7	7	5	14
Currently-owned	5	9	4	9
Formerly-owned:
Remediation	33	30	31	46
Monitoring only	—	1	—	1
Total	$61	$62	$49	$94
These amounts include estimates for unasserted claims that the Company believes are probable of loss and reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of a range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. At December 31, 2015 and 2014, $13 and $12, respectively, have been included in “Other current liabilities” in the Consolidated Balance Sheets with the remaining amount included in “Other long-term liabilities.”
Following is a discussion of the Company’s environmental liabilities and the related assumptions at December 31, 2015:
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
Due to the long-term nature of the project, the reliability of timing and the ability to estimate remediation payments, a portion of this liability was recorded at its net present value, assuming a 3% discount rate and a time period of 22 years. The range of possible outcomes is discounted in a similar manner. The undiscounted liability, which is expected to be paid over the next 22 years, is approximately $18. Over the next five years, the Company expects to make ratable payments totaling $6.
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
Formerly-Owned Sites—The Company is conducting, or has been identified as a PRP in connection with, environmental remediation at a number of locations that it formerly owned and/or operated. Remediation costs at these former sites, such as those associated with our former phosphate mining and processing operations, could be material. The Company has accrued those costs for formerly-owned sites which are currently probable and reasonably estimable. One such site is the Coronet Industries, Inc. Superfund Alternative Site in Plant City, Florida. The current owner of the site has alleged that it has incurred environmental costs at the site for which it believes it has a contribution claim against the Company, and that additional future costs are likely to be incurred. The Company signed a settlement agreement with the current owner and past owner of the site, which provides the Company will pay $10 over three annual installments in fulfillment of the contribution claim against the Company for past remediation costs. Additionally, the Company accepted a 40% allocable share of specified future remediation costs at this site. The Company estimates its allocable share of future remediation costs to be approximately $11. The final costs to the Company will depend on the method of remediation chosen, the amount of time necessary to accomplish remediation and the ongoing financial viability of the other PRPs. Currently, the Company has insufficient information to estimate the range of reasonably possible costs related to this site.
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
Non-Environmental Legal Matters
The Company is involved in various legal proceedings in the ordinary course of business and had reserves of $4 and $12 at December 31, 2015 and 2014, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable. At December 31, 2015 and 2014, $3 and $9, respectively, has been included in “Other current liabilities” in the Consolidated Balance Sheets with the remaining amount included in “Other long-term liabilities.”
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
In addition, the Company has entered into contractual agreements with third parties to purchase feedstocks or other services. The terms of these agreements vary from one to fifteen years and may be extended at the Company’s request and are cancelable by either party as provided for in each agreement. Feedstock prices are based on market prices less negotiated volume discounts or cost input formulas. The Company is required to make minimum annual payments under these contracts as follows:

Year	Minimum Annual Purchase Commitments
2016	$293
2017	241
2018	112
2019	105
2020	95
2021 and beyond	84
Total minimum payments	930
Less: Amount representing interest	(60)
Present value of minimum payments	$870

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

The following table presents the change in benefit obligation, change in plan assets and components of funded status for the Company’s defined benefit pension and non-pension postretirement benefit plans for the years ended December 31:

	Pension Benefits				Non-Pension Postretirement Benefits
	2015		2014		2015		2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in Benefit Obligation
Benefit obligation at beginning of year	$281	$564	$278	$470	$9	$11	$12	$12
Service cost	3	16	3	14	—	—	—	—
Interest cost	10	12	11	17	—	1	1	1
Actuarial (gains) losses	(20)	(31)	33	142	—	(1)	(3)	1
Foreign currency exchange rate changes	—	(61)	—	(68)	—	(2)	—	(1)
Benefits paid	(22)	(9)	(17)	(10)	(1)	—	(1)	(1)
Plan amendments	—	—	—	(2)	(1)	—	—	(1)
Expenses paid from assets	(3)	—	—	—	—	—	—	—
Plan settlements	—	—	(27)	—	—	—	—	—
Employee contributions	—	1	—	1	—	—	—	—
Benefit obligation at end of year	$249	$492	$281	$564	$7	$9	$9	$11
Change in Plan Assets
Fair value of plan assets at beginning of year	$230	$351	$240	$299	$—	$—	$—	$1
Actual return on plan assets	(4)	(4)	17	83	—	—	—	—
Foreign currency exchange rate changes	—	(37)	—	(45)	—	—	—	—
Employer contributions	9	14	13	23	1	—	1	—
Benefits paid	(22)	(9)	(17)	(10)	(1)	—	(1)	(1)
Expenses paid from assets	(3)	—	—	—	—	—	—	—
Plan settlements	—	—	(23)	—	—	—	—	—
Employee contributions	—	1	—	1	—	—	—	—
Fair value of plan assets at end of year	210	316	230	351	—	—	—	—
Funded status of the plan at end of year	$(39)	$(176)	$(51)	$(213)	$(7)	$(9)	$(9)	$(11)

	Pension Benefits				Non-Pension Postretirement Benefits
	2015		2014		2015		2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Amounts recognized in the Consolidated Balance Sheets at December 31 consist of:
Other current liabilities	$(1)	$(5)	$(1)	$(5)	$(1)	$—	$—	$—
Long-term pension and post employment benefit obligations	(38)	(171)	(50)	(208)	(6)	(9)	(9)	(11)
Accumulated other comprehensive loss (income)	1	(4)	2	(4)	(3)	2	(3)	1
Net amounts recognized	$(38)	$(180)	$(49)	$(217)	$(10)	$(7)	$(12)	$(10)
Amounts recognized in Accumulated other comprehensive income at December 31 consist of:
Net prior service cost (benefit)	$1	$(5)	$2	$(5)	$(1)	$3	$—	$2
Deferred income taxes	—	1	—	1	(2)	(1)	(3)	(1)
Net amounts recognized	$1	$(4)	$2	$(4)	$(3)	$2	$(3)	$1
Accumulated benefit obligation	$249	$458	$281	$518
Accumulated benefit obligation for funded plans	247	308	279	342
Pension plans with underfunded or non-funded accumulated benefit obligations at December 31:
Aggregate projected benefit obligation	$249	$167	$281	$215
Aggregate accumulated benefit obligation	249	158	281	201
Aggregate fair value of plan assets	210	8	230	23
Pension plans with projected benefit obligations in excess of plan assets at December 31:
Aggregate projected benefit obligation	$249	$492	$281	$563
Aggregate fair value of plan assets	210	316	230	351
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
Following are the components of net pension and postretirement (benefit) expense recognized for the years ended December 31, 2015, 2014 and 2013:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2015	2014	2013	2015	2014	2013
Service cost	$3	$3	$3	$16	$14	$14
Interest cost on projected benefit obligation	10	11	10	12	17	18
Expected return on assets	(15)	(17)	(16)	(13)	(15)	(14)
Amortization of prior service cost	—	—	—	—	—	1
Unrealized actuarial loss (gain)	—	29	(27)	(16)	80	(41)
Net (benefit) expense	$(2)	$26	$(30)	$(1)	$96	$(22)

	Non-Pension Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
	2015	2014	2013	2015	2014	2013
Service cost	$—	$—	$—	$—	$—	$1
Interest cost on projected benefit obligation	—	1	—	1	1	1
Amortization of prior service benefit	—	—	(1)	—	—	—
Unrealized actuarial (gain) loss	—	(4)	(2)	(1)	2	(3)
Net (benefit) expense	$—	$(3)	$(3)	$—	$3	$(1)

The following amounts were recognized in “Accumulated other comprehensive loss” during the year ended December 31, 2015:

	Pension Benefits		Non-Pension Postretirement Benefits		Total
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Prior service (benefit) cost from plan amendments	$(1)	$—	$(1)	$1	$(2)	$1
Deferred income taxes	—	—	1	—	1	—
(Gain) loss recognized in accumulated other comprehensive loss, net of tax	$(1)	$—	$—	$1	$(1)	$1
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
The discount rates selected reflect the rate at which pension obligations could be effectively settled. The Company selects the discount rates based on cash flow models using the yields of high-grade corporate bonds or the local equivalent with maturities consistent with the Company’s anticipated cash flow projections. Beginning in 2015, the Company’s pension and OPEB liabilities and related service and interest cost are calculated using a split-rate interest discounting methodology, whereby expected future cash flows related to these liabilities are discounted using multiple interest rates on a forward curve that correspond to the timing of the expected cash flows. The Company believes this new approach provides a more precise measurement of service and interest costs. This change did not impact the measurement of current year pension and OPEB liabilities and the impact on service and interest costs going forward is not expected to be significant.
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
The weighted average rates used to determine the benefit obligations were as follows at December 31, 2015 and 2014:

	Pension Benefits				Non-Pension Postretirement Benefits
	2015		2014		2015		2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	4.1%	2.3%	3.7%	2.2%	3.4%	5.5%	3.4%	6.1%
Rate of increase in future compensation levels	—	2.4%	—	3.0%	—	—	—	—
The weighted average assumed health care cost trend rates are as follows at December 31:
Health care cost trend rate assumed for next year	—	—	—	—	7.0%	6.2%	7.5%	6.3%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	—	—	—	—	4.5%	4.5%	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	—	—	—	—	2029	2030	2029	2030

The weighted average rates used to determine net periodic pension expense (benefit) were as follows for the years ended December 31, 2015, 2014 and 2013:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2015	2014	2013	2015	2014	2013
Discount rate	3.7%	4.4%	3.5%	2.2%	3.6%	3.5%
Rate of increase in future compensation levels	—	—	—	3.0%	3.0%	3.0%
Expected long-term rate of return on plan assets	7.0%	7.3%	8.0%	3.8%	4.8%	4.8%

	Non-Pension Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
	2015	2014	2013	2015	2014	2013
Discount rate	3.4%	4.2%	3.3%	6.1%	7.2%	4.3%
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

	Actual		Target 2016
	2015	2014
Weighted average allocations of U.S. pension plan assets at December 31:
Equity securities	32%	29%	36%
Debt securities	55%	59%	54%
Cash, short-term investments and other	13%	12%	10%
Total	100%	100%	100%
Weighted average allocations of non-U.S. pension plan assets at December 31:
Equity securities	21%	19%	21%
Debt securities	77%	79%	79%
Cash, short-term investments and other	2%	2%	—%
Total	100%	100%	100%

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

In accordance the Company’s adoption of ASU 2015-07 in 2015, certain investments measured at net asset value (“NAV”), as a practical expedient for fair value, have been excluded from the fair value hierarchy. The fair value measurements tables presented below have been recasted to conform to the current year presentation under ASU 2015-07. See Note 2 for more information.
The following table presents U.S. pension plan investments measured at fair value on a recurring basis as of December 31, 2015 and 2014:

	Fair Value Measurements Using
	2015				2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total
Large cap equity funds (1)	$—	$38	$—	$38	$—	$36	$—	$36
Small/mid cap equity funds (1)	—	5	—	5	—	6	—	6
International equity funds (1)	—	25	—	25	—	27	—	27
Fixed income securities (1)	—	114	—	114	—	133	—	133
Cash equivalents (2)	—	3	—	3	—	2	—	2
	$—	$185	$—	$185	$—	$204	$—	$204
Investments measured at fair value using net asset value as a practical expedient:
Other funds (3)				$25				$26
Total				$210				$230

The following table presents non-U.S. pension plan investments measured at fair value on a recurring basis as of December 31, 2015 and 2014:

	Fair Value Measurements Using
	2015				2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total
Pooled insurance products with fixed income guarantee (1)	—	8	—	8	—	8	—	8
	$—	$8	$—	$8	$—	$8	$—	$8
Investments measured at fair value using net asset value as a practical expedient:
Other international equity funds (3)				$65				$68
Other fixed income securities (3)				243				275
Total				$316				$351

(1)
Level 2 equity and fixed income securities are primarily in pooled asset and mutual funds and are valued based on underlying net asset value multiplied by the number of shares held. The underlying asset values are based on observable inputs and quoted market prices.

(2)
Cash equivalents represent investment in a collective short term investment fund, which is a cash sweep for uninvested cash that earns interest monthly. For these investments, book value is assumed to equal fair value due to the short duration of the investment term.

(3)
Represents investments in commingled funds with exposure to a variety of hedge fund strategies, which are not publicly traded and have ongoing redemption restrictions. The Company’s interest in these investments is measured at net asset value per share as a practical expedient for fair value, which is derived from the underlying asset values in these funds, only some of which represent observable inputs and quoted market prices. In accordance with ASU 2015-07, these investments are excluded from the fair value hierarchy.

Projections of Plan Contributions and Benefit Payments
The Company expects to make contributions totaling $22 to its defined benefit pension plans in 2016.
Estimated future plan benefit payments as of December 31, 2015 are as follows:

	Pension Benefits		Non-Pension Postretirement Benefits
Year	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
2016	$21	$10	$1	$—
2017	20	11	1	—
2018	20	11	1	—
2019	19	12	1	—
2020	18	14	1	—
2021-2025	81	90	2	3
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

The Company incurred expense for contributions under its defined contribution plans of $20, $17 and $15 during the years ended December 31, 2015, 2014 and 2013, respectively.
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
The Company’s liability for these non-qualified benefit plans was $7 at both December 31, 2015 and 2014, and is included in “Other long-term liabilities” in the Consolidated Balance Sheets.
The Company’s German subsidiaries offer a government subsidized early retirement program to eligible associates called Altersteilzeit or ATZ Plans. The German government provides a subsidy in certain cases where the participant is replaced with a qualifying candidate. The Company had liabilities for these arrangements of $1 and $2 at December 31, 2015 and 2014, respectively. The Company incurred expense for these plans of less than $1, $1 and $1 during the years ended December 31, 2015, 2014 and 2013, respectively.
Also included in the Consolidated Balance Sheets at December 31, 2015 and 2014 are other post-employment benefit obligations relating to long-term disability and for liabilities relating to European jubilee benefit plans of $4 and $8, respectively.
11. Deficit
Common Stock
The Company has 82,556,847 shares of $0.01 par value common stock outstanding at December 31, 2015.
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

12. Stock Option Plans and Stock Based Compensation
The following is a summary of existing stock based compensation plans and outstanding shares as of December 31, 2015:

Plan Name	Shares Outstanding	Plan Expiration	Vesting Terms/Status	Option Term	Number of Shares Authorized
Resolution Performance 2000 Stock Option Plan		November 2010		8 yrs 30 days	n/a plan expired
Tranche A options	17,849		Fully vested
Tranche B performance options	35,729		Fully vested
Resolution Performance 2000 Non-Employee Directors Option Plan	286,626	November 2010	Fully vested	8 yrs 30 days	n/a plan expired
Resolution Specialty Materials 2004 Stock Option Plan		October 2014		8 yrs 30 days	1,027,197
Tranche A options	21,873		Fully vested
Tranche B performance options	43,748		Fully vested
Director options	42,799		Fully vested
BHI Acquisition Corp. 2004 Stock Incentive Plan		August 2014		10 years	3,670,635
Tranche A options	864,463		Fully vested
Tranche B performance options	864,463		Fully vested
Director options	56,282		Director grants vest upon IPO / change in control
Hexion LLC 2007 Long-Term Incentive Plan		April 2017			1,700,000
Options to purchase units	230,500		Vest upon attainment of performance targets upon change in control	8 years
Restricted stock units	50,000		Fully vested	N/A
Momentive Performance Materials Holdings LLC 2011 Equity Incentive Plan		February 2021		10 years	20,800,000
Unit Options and Restricted Deferred Units (“RDUs”):
2011 Grant
Tranche A Options and RDUs	Options: 2,315,278		Time-vest ratably over 4 years; Accelerated vesting six months after certain change of control transactions as defined by the 2011 Equity Plan
Tranche B Options and RDUs	Options: 1,157,632 RDUs: 385,874
Performance-based: Vest upon the earlier of i) the two year anniversary from the date of the achievement of the targeted common unit value following certain corporate transactions or ii) the six month anniversary from the date the targeted common unit value is achieved following certain change of control transactions

Tranche C Options and RDUs	Options: 1,157,632 RDUs: 385,874
Performance-based: Vest upon the earlier of i) the one year anniversary from the date of the achievement of the targeted common unit value following certain corporate transactions or ii) the six month anniversary from the date the targeted common unit value is achieved following certain change of control transactions

2013 Grant
Unit Options	4,134,026		Time-vest ratably over 4 years; Accelerated vesting six months after a change of control event as defined by the 2011 Equity Plan	10 years
RDUs	3,261,554
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
In 2011, the Company granted Tranche B and Tranche C Options with performance and market conditions, each with an aggregate grant date fair value of approximately $3. The fair value was estimated at the grant date using a Monte Carlo valuation method, which is a commonly accepted valuation model for awards with market and performance conditions. The Monte Carlo valuation method requires the use of a range of assumptions. The range of risk-free interest rates was 0.16% to 3.44%, expected volatility rates ranged from 34.6% to 41.7% and the dividend rate was 0%. The expected life assumption is not used in the Monte Carlo valuation method, but the output of the model indicated a weighted-average expected life of 9.2 years. As of December 31, 2015 it is not probable the related options will vest. Compensation cost will be recognized over the service period once the satisfaction of the performance condition is probable.
Restricted Deferred Units
In 2013, the Company granted RDUs with performance and market conditions with an aggregate grant date fair value of approximately $4. The fair value was estimated at the grant date using the same Monte Carlo valuation method and assumptions used for the Unit Options. The RDUs have an indefinite life, thus the term used in the valuation model was 30 years, which resulted in a weighted-average expected life of 22 years. As of December 31, 2015, it is not probable the related RDUs will vest. Compensation cost will be recognized over the service period once the satisfaction of the performance condition is probable.
In 2011, the Company granted Tranche A RDUs with an aggregate grant date fair value of approximately $4.
In 2011, the Company granted Tranche B and Tranche C RDUs with performance and market conditions, each with an aggregate grant date fair value of approximately $2. The fair value was estimated at the grant date using the same Monte Carlo valuation method and assumptions used for the Tranche B and Tranche C Options. The RDUs have an indefinite life, thus the term used in the valuation model was 30 years, which resulted in a weighted-average expected life of 21.4 years. As of December 31, 2015 it is not probable the related RDUs will vest. Compensation cost will be recognized over the service period once the satisfaction of the performance condition is probable.
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
The Company recognized share-based compensation expense of less than $1, $1 and $3 for the years ended December 31, 2015, 2014 and 2013, respectively. The impact of the option modification to extend the expiration of certain options to December 31, 2017, which was made in during the year ended December 31, 2013, was less than $1. The amounts are included in “Selling, general and administrative expense” in the Consolidated Statements of Operations. The Company expects additional compensation expense of $17, which will be recognized over the vesting period of the underlying share-based awards. Less than $1 is expected to be recognized ratably over a weighted-average period of 1.0 years, while the remaining $17 will be recognized upon an initial public offering or other future contingent event.
Options Activity
Following is a summary of the Company’s stock option plan activity for the year ended December 31, 2015:

	Hexion Holdings Common Units	Weighted Average Exercise Price
Options outstanding at December 31, 2014	11,025,508	$3.87
Options granted	—	$—
Options forfeited	(410,910)	$4.65
Other(1)	1,182,175	$2.24
Options outstanding at December 31, 2015	11,796,773	$3.99

Exercisable at December 31, 2015	7,809,882	$3.95
Expected to vest at December 31, 2015	1,018,874	$1.48

(1)
This amount represents outstanding options under the 2011 Equity Plan and other legacy plans related to certain individuals who were previously employed by MPM, and became employees of Hexion during 2015. From such point forward, the related options, which were originally issued by or converted to Hexion Holdings, are reflected in the activity above. No modifications were made to these options upon commencement of the individuals’ employment with Hexion.

At December 31, 2015, exercise prices for options outstanding ranged from $1.21 to $29.42, with a weighted average remaining contractual life of 5.1 years. The weighted average remaining contractual life for options exercisable and options expected to vest was 5.0 and 7.7 years, respectively. At December 31, 2015, the aggregate intrinsic value of both options exercisable and options expected to vest was $0.
The total amount of cash received and total intrinsic value (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) of options exercised during the years ended December 31, 2015, 2014 and 2013 was $0.
Restricted Unit Activity
Following is a summary of the Company’s restricted unit plan activity for the year ended December 31, 2015:

	Hexion Holdings Common Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2014	3,770,036	$1.94
Restricted units granted	—	$—
Restricted units vested	(7,041)	$4.85
Restricted units forfeited	(142,558)	$2.98
Other(1)	412,865	$1.56
Nonvested at December 31, 2015	4,033,302	$1.98

(1)
This amount represents unvested RDUs under the 2011 Equity Plan related to certain individuals who were previously employed by MPM, and became employees of Hexion during 2015. From such point forward, the related restricted units, which were originally issued by Hexion Holdings, are reflected in the activity above. No modifications were made to these restricted units upon commencement of the individuals’ employment with Hexion.

As of December 31, 2015, there are no outstanding unvested time-based vesting restricted units.

Stock-Based Deferred Compensation Plan
In 2004, in connection with the acquisition of Borden Chemical by Apollo, certain key employees of the Company deferred the receipt of compensation and were credited with a number of deferred stock units that were equal in value to the amount of compensation deferred. In total, the Company granted 1,007,944 deferred common stock units under the Hexion LLC 2004 Deferred Compensation Plan (the “2004 DC Plan”), which is an unfunded plan. Each unit gives the grantee the right to one common stock unit of Hexion Holdings. Under the 2004 DC Plan, the deferred common stock units are not distributed to participants until their employment with the Company ends. At December 31, 2015, there were 691,570 undistributed units under the 2004 DC Plan. Under certain limited circumstances this award could be distributed in the form of a cash payment.

13. Acquisitions
In August 2015, the Company acquired the remaining 50% interest in Momentive Union Specialty Chemicals Ltd (“MUSC”), a joint venture that manufactures phenolic specialty resins in China, from its joint venture partner to better position the Company to serve its customers in this region. As a result of the transaction, the Company now owns a 100% interest in MUSC. This transaction was accounted for as a step acquisition and the allocation of the consideration exchanged was based upon a valuation of MUSC’s net identifiable assets and liabilities as of the transaction date. The allocation of fair value to the assets acquired and liabilities assumed at the date of acquisition resulted in cash of $3, a net liability of $4 allocated to working capital, $29 allocated to property and equipment, $4 allocated to debt payable within one year, $14 allocated to long-term debt and $10 allocated to goodwill. Additionally, a gain of $5 was recorded in “Other operating expense (income), net” in the Consolidated Statements of Operations, which represents the difference between the $10 fair value and $5 carrying value of the Company’s previously held 50% non-controlling interest in MUSC on the acquisition date. The fair value of the non-controlling interest was determined using a market approach.
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
The pro forma impacts of these acquisitions are not material to the Company’s Consolidated Financial Statements.
14. Income Taxes
During 2015, the Company recognized income tax expense of $34, primarily as a result of income from certain foreign operations. Losses in the United States created a deferred income tax benefit which was completely offset by an increase to the valuation allowance.
During 2014, the Company recognized income tax expense of $22, primarily as a result of income from certain foreign operations. Losses in the United States and certain foreign jurisdictions created deferred income tax benefits which were completely offset by increases to the respective valuation allowances.
During 2013, the Company recognized income tax expense of $379, primarily as a result of the recording of a valuation allowance against its deferred tax assets in the U.S. Subsequent to the release of the valuation allowance in 2012, the Company executed the refinancing transactions in early 2013, which resulted in higher annual interest expense, and reached an agreement with a foreign tax authority to change certain intercompany agreements that will reduce future income. In addition, certain U.S. businesses experienced significant declines in the fourth quarter of 2013 as a result of sustained overcapacity in the epoxy resins market and increased competition from Asian exports. As a result of these events, the Company was forecasting to be in a three year cumulative loss position in 2014, which represented significant negative evidence to merit the establishment of a valuation allowance against all of the Company’s net U.S. federal and state deferred income tax assets.
Income tax expense detail for the Company for the years ended December 31, 2015, 2014 and 2013 is as follows:

	2015	2014	2013
Current:
State and local	$2	$2	$3
Foreign	25	26	24
Total current	27	28	27
Deferred:
Federal	—	1	347
State and local	—	(1)	11
Foreign	7	(6)	(6)
Total deferred	7	(6)	352
Income tax expense	$34	$22	$379

A reconciliation of the Company’s combined differences between income taxes computed at the federal statutory tax rate of 35% and provisions for income taxes for the years ended December 31, 2015, 2014 and 2013 is as follows:

	2015	2014	2013
Income tax benefit computed at federal statutory tax rate	$(8)	$(78)	$(74)
State tax provision, net of federal benefits	1	1	2
Foreign tax rate (benefit) expense differential	(15)	7	12
Foreign source income (loss) subject to U.S. taxation	41	20	(36)
Goodwill impairment	—	—	18
Losses and other expenses not deductible for tax	1	1	1
Increase in the taxes due to changes in valuation allowance	17	66	425
Additional tax expense on foreign unrepatriated earnings	18	8	22
Additional expense (benefit) for uncertain tax positions	3	(3)	42
Tax recognized in other comprehensive income	(1)	—	(2)
Changes in enacted tax laws and tax rates	(23)	—	(31)
Income tax expense	$34	$22	$379
In December 2015, the Protecting Americans from Tax Hikes Act of 2015 (the “2015 Act”) was signed into law. The 2015 Act extended the controlled foreign corporation look-through rule, which provides for the exclusion of certain foreign earnings from U.S. federal taxation through December 31, 2019. The impact of the 2015 Act has been accounted for in the period of enactment. As a result, the company recognized a tax benefit of $23 during the year ended December 31, 2015.
In January 2013, the American Taxpayer Relief Act of 2012 (the “2012 Act”) was signed into law. The 2012 Act retroactively reinstated and extended the controlled foreign corporation look-through rule, which provides for the exclusion of certain foreign earnings from U.S. federal taxation from January 1, 2012 through December 31, 2013. The impact of the 2012 Act has been accounted for in the period of enactment. As a result, the Company recognized a tax benefit of $29 during the year ended December 31, 2013.
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
The domestic and foreign components of the Company’s loss before income taxes for the years ended December 31, 2015, 2014 and 2013 is as follows:

	2015	2014	2013
Domestic	$(242)	$(191)	$13
Foreign	220	(31)	(223)
Total	$(22)	$(222)	$(210)

The tax effects of significant temporary differences and net operating loss and credit carryforwards, which comprise the Company’s deferred tax assets and liabilities at December 31, 2015 and 2014 is as follows:

	2015	2014
Assets:
Non-pension post-employment	$5	$8
Accrued and other expenses	107	91
Property, plant and equipment	3	3
Loss and credit carryforwards	599	647
Intangibles	6	8
Pension and postretirement benefit liabilities	45	58
Gross deferred tax assets	765	815
Valuation allowance	(611)	(588)
Net deferred tax asset	154	227
Liabilities:
Property, plant and equipment	(108)	(119)
Unrepatriated earnings of foreign subsidiaries	(25)	(73)
Intangible assets	(20)	(25)
Gross deferred tax liabilities	(153)	(217)
Net deferred tax asset	$1	$10
The following table summarizes the presentation of the Company’s net deferred tax asset in the Consolidated Balance Sheets at December 31, 2015 and 2014:

	2015	2014
Assets:
Current deferred income taxes (Other current assets)	$—	$11
Long-term deferred income taxes	13	18
Liabilities:
Long-term deferred income taxes	(12)	(19)
Net deferred tax asset	$1	$10

Hexion LLC, the Company’s parent, is not a member of the registrant. Hexion LLC and its eligible subsidiaries file a consolidated U.S. Federal income tax return. Therefore, the Company can utilize Hexion LLC's tax attributes or vice versa. Cumulative income at Hexion LLC has reduced the amount of net operating loss carryforwards otherwise available to the Company by $26. However, since the Company accounts for Hexion LLC under the separate return method, the utilization is not reflected in the above gross deferred tax asset - loss and credit carryforwards. Further, the valuation allowance above does not reflect the related $26 offset.
As of December 31, 2015, the Company had a $611 valuation allowance for a portion of its net deferred tax assets that management believes, more likely than not, will not be realized. The Company’s deferred tax assets include federal, state and foreign net operating loss carryforwards. The federal net operating loss carryforwards available are $1,070, which is reduced by the cumulative income from Hexion LLC, as described above. The federal net operating loss carryforwards expire beginning in 2026. The Company’s deferred assets also include minimum tax credits of $2, which are available indefinitely. A full valuation allowance has been provided against these items. The Company has provided a full valuation allowance against its state deferred tax assets, primarily related to state net operating loss carryforwards of $70. A valuation allowance of $107 has been provided against a portion of foreign net operating loss carryforwards, primarily in Germany and the Netherlands.
As of December 31, 2015, the Company is no longer asserting indefinite reinvestment of undistributed earnings of its foreign subsidiaries outside of the United States. Accordingly, a related deferred tax liability of $25 has been established.
During 2015, certain foreign jurisdictions generated significant income resulting in the previous unrepatriated earnings being deemed repatriated under U.S. tax law. The corresponding amount was a reduction to the respective loss carryforward.

The following table summarizes the changes in the valuation allowance for the years ended December 31, 2015, 2014 and 2013:

	Balance at Beginning of Period	Changes in Related Gross Deferred Tax Assets/Liabilities	Charge	Balance at End of Period
Valuation allowance on Deferred tax assets:
Year ended December 31, 2013	$122	$(29)	$425	$518
Year ended December 31, 2014	518	4	66	588
Year ended December 31, 2015	588	6	17	611
Examination of Tax Returns
The Company conducts business globally and, as a result, certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examinations by taxing authorities throughout the world, including major jurisdictions such as the United States, Brazil, Canada, China, the Czech Republic, Germany, Italy, Netherlands and the United Kingdom.
With minor exceptions, the Company’s closed tax years for major jurisdictions are years prior to: 2012 for United States, 2010 for Brazil, 2011 for Canadian Federal, 2004 for Canadian Provincial, 2012 for China, 2010 for the Czech Republic, 2010 for Germany, 2007 for Italy, 2009 for Netherlands and 2011 for the United Kingdom.
The Company continuously reviews issues that are raised from ongoing examinations and open tax years to evaluate the adequacy of its liabilities. As the various taxing authorities continue with their audit/examination programs, the Company will adjust its reserves accordingly to reflect these settlements.
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2015	2014
Balance at beginning of year	$66	$70
Additions based on tax positions related to the current year	4	7
Additions for tax positions of prior years	2	2
Reductions for tax positions of prior years	(3)	(7)
Settlements	—	(1)
Foreign currency translation	(7)	(5)
Balance at end of year	$62	$66
During the year ended December 31, 2015, the Company decreased the amount of its unrecognized tax benefits, including its accrual for interest and penalties, by $1, primarily as a result of a release of unrecognized tax benefits from negotiations with foreign jurisdictions, lapses of statute of limitations and foreign currency translation, offset by increases in the unrecognized tax benefit for various intercompany transactions. During the years ended December 31, 2015, 2014 and 2013, the Company recognized approximately $3, $3 and $6, respectively, in interest and penalties. The Company had approximately $37 and $34 accrued for the payment of interest and penalties at December 31, 2015 and 2014, respectively.
$62 of unrecognized tax benefits, if recognized, would affect the effective tax rate; however, a portion of the unrecognized tax benefit would be in the form of a net operating loss carryforward, which would be subject to a full valuation allowance. The Company anticipates recognizing less than $4 of the total amount of unrecognized tax benefits within the next 12 months as a result of negotiations with foreign jurisdictions and completion of audit examinations.

15. Summarized Financial Information of Unconsolidated Affiliates
Summarized financial information of the Company’s most significant unconsolidated affiliates as of December 31, 2015 and December 31, 2014 and for the years ended December 31, 2015, 2014 and 2013 is as follows:

	December 31, 2015	December 31, 2014
Current assets	$50	$51
Non-current assets	20	24
Current liabilities	30	34
Non-current liabilities	10	9

	Year Ended December 31,
	2015	2014	2013
Net sales	$147	$148	$86
Gross profit	25	27	19
Pre-tax income	6	8	11
Net income	3	5	8

16. Segment and Geographic Information
The Company’s business segments are based on the products that the Company offers and the markets that it serves. At December 31, 2015, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins. A summary of the major products of the Company’s reportable segments follows:

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
Net Sales(1):

	Year Ended December 31,
	2015	2014	2013
Epoxy, Phenolic and Coating Resins	$2,589	$3,277	$3,126
Forest Products Resins	1,551	1,860	1,764
Total	$4,140	$5,137	$4,890
Segment EBITDA:

	Year Ended December 31,
	2015	2014	2013
Epoxy, Phenolic and Coating Resins(2)	$307	$290	$279
Forest Products Resins(3)	233	255	235
Corporate and Other	(74)	(83)	(68)
Total	$466	$462	$446
 Depreciation and Amortization Expense:

	Year Ended December 31,
	2015	2014	2013
Epoxy, Phenolic and Coating Resins	$96	$101	$105
Forest Products Resins	35	36	37
Corporate and Other	6	7	6
Total	$137	$144	$148
Total Assets:

	As of December 31,
	2015	2014
Epoxy, Phenolic and Coating Resins	$1,320	$1,531
Forest Products Resins	807	857
Corporate and Other	255	229
Total	$2,382	$2,617

Capital Expenditures(4):

	Year Ended December 31,
	2015	2014	2013
Epoxy, Phenolic and Coating Resins	$71	$94	$86
Forest Products Resins	106	85	52
Corporate and Other	2	4	7
Total	$179	$183	$145

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.

(2)
Included in the Epoxy, Phenolic and Coating Resins Segment EBITDA are “Earnings from unconsolidated entities, net of taxes” of $17, $19 and $16 for the years ended December 31, 2015, 2014 and 2013, respectively.

(3)
Included in the Forest Products Resins Segment EBITDA are “(Losses) earnings from unconsolidated entities, net of taxes” of less than $(1), $1 and $1 for the years ended December 31, 2015, 2014 and 2013, respectively.

(4)	Includes capitalized interest costs that are incurred during the construction of property and equipment.
Reconciliation of Segment EBITDA to Net Loss:

	Year Ended December 31,
	2015	2014	2013
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$307	$290	$279
Forest Products Resins	233	255	235
Corporate and Other	(74)	(83)	(68)
Total	$466	$462	$446

Reconciliation:
Items not included in Segment EBITDA:
Asset impairments	$(6)	$(5)	$(181)
Business realignment costs	(16)	(47)	(21)
Integration costs	—	—	(10)
Realized and unrealized foreign currency losses	(10)	(32)	(2)
Gain (loss) on extinguishment of debt	41	—	(6)
Unrealized gains (losses) on pension and OPEB plan liabilities	13	(102)	68
Other	(31)	(25)	(35)
Total adjustments	(9)	(211)	(187)
Interest expense, net	(326)	(308)	(303)
Income tax expense	(34)	(22)	(379)
Depreciation and amortization	(137)	(144)	(148)
Net loss attributable to Hexion Inc.	(40)	(223)	(571)
Net income (loss) attributable to noncontrolling interest	1	(1)	(1)
Net loss	$(39)	$(224)	$(572)
Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses. For 2015, these other items primarily include expenses from retention programs, certain professional fees and management fees, partially offset by gains on the disposal of assets and a gain on a step acquisition. For 2014, these items primarily included expenses from retention programs, partially offset by gains on the disposal of assets. For 2013, these items primarily included expenses from retention programs, stock-based compensation expense, and transaction costs.
Business realignment costs for 2015 primarily include costs related to certain in-process cost reduction programs. Business realignment costs for 2014 primarily included expenses from the Company’s newly implemented restructuring and cost optimization programs, as well as costs for environmental remediation at certain formerly owned locations. Business realignment costs for 2013 primarily included expenses from minor headcount reduction programs and costs for environmental remediation at certain formerly owned locations. Integration costs related primarily to the prior integration of Hexion and MPM.

Geographic Information
Net Sales(1):

	Year Ended December 31,
	2015	2014	2013
United States	$1,663	$2,189	$2,109
Netherlands	698	856	887
Canada	344	429	357
China	331	245	149
Brazil	224	258	248
Germany	205	282	280
Other international	675	878	860
Total	$4,140	$5,137	$4,890

(1)	Sales are attributed to the country in which the individual business locations reside.
Long-Lived Assets:

	As of December 31,
	2015	2014
United States	$673	$653
Netherlands	130	155
Germany	88	103
Other international	347	344
Total	$1,238	$1,255
17. Changes in Accumulated Other Comprehensive Loss
Following is a summary of changes in “Accumulated other comprehensive (loss) income” for the years ended December 31, 2015 and 2014:

	Year Ended December 31, 2015			Year Ended December 31, 2014
	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$4	$69	$73	$—	$130	$130
Other comprehensive (loss) income before reclassifications, net of tax	—	(88)	(88)	4	(61)	(57)
Ending balance	$4	$(19)	$(15)	$4	$69	$73

18. Guarantor/Non-Guarantor Subsidiary Financial Information
The Company’s 6.625% First-Priority Senior Secured Notes due 2020, 10.00% First-Priority Senior Secured Notes due 2020, 8.875% Senior Secured Notes due 2018 and the 9.00% Second-Priority Senior Secured Notes due 2020 are guaranteed by the Company and certain of its U.S. subsidiaries.
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

HEXION INC.
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2015

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0 and $8, respectively)	$62	$—	$174	$—	$236
Accounts receivable, net	115	1	334	—	450
Intercompany accounts receivable	132	—	154	(286)	—
Intercompany loans receivable	—	—	174	(174)	—
Inventories:
Finished and in-process goods	97	—	121	—	218
Raw materials and supplies	34	—	56	—	90
Other current assets	29	—	24	—	53
Total current assets	469	1	1,037	(460)	1,047
Investments in unconsolidated entities	117	28	21	(130)	36
Deferred income taxes	—	—	13	—	13
Other long-term assets	21	6	21	—	48
Intercompany loans receivable	1,269	6	108	(1,383)	—
Property and equipment, net	559	—	492	—	1,051
Goodwill	65	—	57	—	122
Other intangible assets, net	49	—	16	—	65
Total assets	$2,549	$41	$1,765	$(1,973)	$2,382
Liabilities and Deficit
Current liabilities:
Accounts payable	$148	$—	$238	$—	$386
Intercompany accounts payable	154	—	132	(286)	—
Debt payable within one year	6	—	74	—	80
Intercompany loans payable within one year	174	—	—	(174)	—
Interest payable	80	—	2	—	82
Income taxes payable	7	—	8	—	15
Accrued payroll and incentive compensation	43	—	35	—	78
Other current liabilities	73	—	50	—	123
Total current liabilities	685	—	539	(460)	764
Long-term liabilities:
Long-term debt	3,656	—	42	—	3,698
Intercompany loans payable	93	6	1,284	(1,383)	—
Accumulated losses of unconsolidated subsidiaries in excess of investment	429	130	—	(559)	—
Long-term pension and post employment benefit obligations	45	—	179	—	224
Deferred income taxes	6	—	6	—	12
Other long-term liabilities	111	—	50	—	161
Total liabilities	5,025	136	2,100	(2,402)	4,859
Total Hexion Inc. shareholder’s deficit	(2,476)	(95)	(334)	429	(2,476)
Noncontrolling interest	—	—	(1)	—	(1)
Total deficit	(2,476)	(95)	(335)	429	(2,477)
Total liabilities and deficit	$2,549	$41	$1,765	$(1,973)	$2,382

HEXION INC.
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2014

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0 and $16, respectively)	$23	$—	$149	$—	$172
Short-term investments	—	—	7	—	7
Accounts receivable, net	174	—	417	—	591
Intercompany accounts receivable	118	—	138	(256)	—
Intercompany loans receivable	265	—	43	(308)	—
Inventories:
Finished and in-process goods	117	—	173	—	290
Raw materials and supplies	46	—	64	—	110
Other current assets	36	—	37	—	73
Total current assets	779	—	1,028	(564)	1,243
Investments in unconsolidated entities	234	34	29	(249)	48
Deferred income taxes	—	—	18	—	18
Other long-term assets	19	6	28	—	53
Intercompany loans receivable	1,046	28	17	(1,091)	—
Property and equipment, net	534	—	521	—	1,055
Goodwill	65	—	54	—	119
Other intangible assets, net	56	—	25	—	81
Total assets	$2,733	$68	$1,720	$(1,904)	$2,617
Liabilities and Deficit
Current liabilities:
Accounts payable	$142	$—	$284	$—	$426
Intercompany accounts payable	138	—	118	(256)	—
Debt payable within one year	26	—	73	—	99
Intercompany loans payable within one year	43	—	265	(308)	—
Interest payable	81	—	1	—	82
Income taxes payable	6	—	6	—	12
Accrued payroll and incentive compensation	34	—	33	—	67
Other current liabilities	69	—	66	—	135
Total current liabilities	539	—	846	(564)	821
Long-term liabilities:
Long-term debt	3,617	—	61	—	3,678
Intercompany loans payable	36	6	1,049	(1,091)	—
Accumulated losses of unconsolidated subsidiaries in excess of investment	705	249	—	(954)	—
Long-term pension and post employment benefit obligations	59	—	219	—	278
Deferred income taxes	8	—	11	—	19
Other long-term liabilities	117	—	54	—	171
Total liabilities	5,081	255	2,240	(2,609)	4,967
Total Hexion Inc shareholder’s deficit	(2,348)	(187)	(518)	705	(2,348)
Noncontrolling interest	—	—	(2)	—	(2)
Total deficit	(2,348)	(187)	(520)	705	(2,350)
Total liabilities and deficit	$2,733	$68	$1,720	$(1,904)	$2,617

HEXION INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2015

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,715	$—	$2,603	$(178)	$4,140
Cost of sales	1,528	—	2,190	(178)	3,540
Gross profit	187	—	413	—	600
Selling, general and administrative expense	134	—	172	—	306
Asset impairments	—	—	6	—	6
Business realignment costs	7	—	9	—	16
Other operating expense (income), net	16	—	(4)	—	12
Operating income	30	—	230	—	260
Interest expense, net	317	—	9	—	326
Intercompany interest (income) expense, net	(80)	—	80	—	—
Gain on extinguishment of debt	(41)	—	—	—	(41)
Other non-operating expense (income), net	94	—	(97)	—	(3)
(Loss) income before income tax, earnings from unconsolidated entities	(260)	—	238	—	(22)
Income tax (benefit) expense	(2)	—	36	—	34
(Loss) income before earnings from unconsolidated entities	(258)	—	202	—	(56)
Earnings from unconsolidated entities, net of taxes	218	132	1	(334)	17
Net (loss) income	(40)	132	203	(334)	(39)
Net income attributable to noncontrolling interest	—	—	(1)	—	(1)
Net (loss) income attributable to Hexion Inc.	$(40)	$132	$202	$(334)	$(40)
Comprehensive (loss) income attributable to Hexion Inc.	$(128)	$133	$156	$(289)	$(128)

HEXION INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2014

	Hexion Inc.		Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,259		$—	$3,109	$(231)	$5,137
Cost of sales	2,001		—	2,806	(231)	4,576
Gross profit	258		—	303	—	561
Selling, general and administrative expense	102		—	297	—	399
Asset impairments	—		—	5	—	5
Business realignment costs	31		—	16	—	47
Other operating (income) expense, net	(11)		(4)	7	—	(8)
Operating income (loss)	136		4	(22)	—	118
Interest expense, net	300		—	8	—	308
Intercompany interest (income) expense, net	(92)		(1)	93	—	—
Other non-operating expense (income), net	101		—	(69)	—	32
(Loss) income before income tax, (losses) earnings from unconsolidated entities	(173)		5	(54)	—	(222)
Income tax (benefit) expense	(6)		—	28	—	22
(Loss) income before (losses) earnings from unconsolidated entities	(167)		5	(82)	—	(244)
(Losses) earnings from unconsolidated entities, net of taxes	(56)		31	5	40	20
Net (loss) income	(223)		36	(77)	40	(224)
Net loss attributable to noncontrolling interest	—	—	—	1	—	1
Net (loss) income attributable to Hexion Inc.	$(223)		$36	$(76)	$40	$(223)
Comprehensive (loss) income attributable to Hexion Inc.	$(280)		$35	$(81)	$46	$(280)

HEXION INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2013

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,176	$—	$2,919	$(205)	$4,890
Cost of sales	1,868	—	2,619	(205)	4,282
Gross profit	308	—	300	—	608
Selling, general and administrative expense	76	—	228	—	304
Asset impairments	53	—	128	—	181
Business realignment costs	12	—	9	—	21
Other operating (income) expense, net	(1)	(1)	3	—	1
Operating income (loss)	168	1	(68)	—	101
Interest expense, net	296	—	7	—	303
Intercompany interest (income) expense, net	(103)	(1)	104	—	—
Loss on extinguishment of debt	4	—	2	—	6
Other non-operating (income) expense, net	(45)	—	47	—	2
Income (loss) before income tax, (losses) earnings from unconsolidated entities	16	2	(228)	—	(210)
Income tax expense	361	—	18	—	379
(Loss) income before (losses) earnings from unconsolidated entities	(345)	2	(246)	—	(589)
(Losses) earnings from unconsolidated entities, net of taxes	(226)	(170)	4	409	17
Net loss	(571)	(168)	(242)	409	(572)
Net loss attributable to noncontrolling interest	—	—	1	—	1
Net loss attributable to Hexion Inc.	$(571)	$(168)	$(241)	$409	$(571)
Comprehensive loss attributable to Hexion Inc.	$(583)	$(169)	$(258)	$427	$(583)

HEXION INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2015

	Hexion Inc.		Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(295)		$19	$508		$(19)	$213
Cash flows provided by (used in) investing activities
Capital expenditures	(91)		—	(84)		—	(175)
Purchase of businesses, net of cash acquired	—		—	(7)		—	(7)
Capitalized interest	(3)		—	(1)		—	(4)
Proceeds from sale of investments, net	—		—	6		—	6
Change in restricted cash	—		—	8		—	8
Proceeds from sale of assets	—		—	17		—	17
Capital contribution to subsidiary	(25)		(17)	—		42	—
Return of capital from subsidiary from sales of accounts receivable	278	(a)	—	—		(278)	—
	159		(17)	(61)		(236)	(155)
Cash flows provided by (used in) financing activities
Net short-term debt repayments	—		—	(3)		—	(3)
Borrowings of long-term debt	500		—	23		—	523
Repayments of long-term debt	(445)		—	(40)			(485)
Net intercompany loan borrowings (repayments)	131		—	(131)		—	—
Capital contribution from parent	—		17	25		(42)	—
Long-term debt and credit facility financing fees	(11)		—	—		—	(11)
Common stock dividends paid	—		(19)	—		19	—
Return of capital to parent from sales of accounts receivable	—		—	(278)	(a)	278	—
	175		(2)	(404)		255	24
Effect of exchange rates on cash and cash equivalents	—		—	(10)		—	(10)
Increase in cash and cash equivalents	39		—	33		—	72
Cash and cash equivalents (unrestricted) at beginning of year	23		—	133		—	156
Cash and cash equivalents (unrestricted) at end of year	$62		$—	$166		$—	$228

(a)
During the year ended December 31, 2015, Hexion Inc. contributed receivables of $278 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the year ended December 31, 2015, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Hexion Inc. by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined non-guarantor subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and Hexion Inc., respectively.

HEXION INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2014

	Hexion Inc.		Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(426)		$14	$376		$(14)	$(50)
Cash flows provided by (used in) investing activities
Capital expenditures	(89)		—	(94)		—	(183)
Acquisition of businesses	(52)		—	(12)		—	(64)
Purchase of debt securities, net	—		—	(1)		—	(1)
Change in restricted cash	—		—	(3)		—	(3)
Disbursement of affiliated loan	—		—	(50)		—	(50)
Repayment of affiliated loan	—		—	50		—	50
Funds remitted to unconsolidated affiliates, net	—		—	(2)		—	(2)
Proceeds from sale of assets	20		—	—		—	20
Capital contribution to subsidiary	(30)		(20)	—		50	—
Return of capital from subsidiary from sales of accounts receivable	350	(a)	—	—		(350)	—
	199		(20)	(112)		(300)	(233)
Cash flows provided by (used in) financing activities
Net short-term debt borrowings	7		—	14		—	21
Borrowings of long-term debt	295		—	96		—	391
Repayments of long-term debt	(256)		—	(87)		—	(343)
Net intercompany loan borrowings (repayments)	34		—	(34)		—	—
Capital contribution from parent	—		20	30		(50)	—
Common stock dividends paid	—		(14)	—		14	—
Return of capital to parent from sales of accounts receivable	—		—	(350)	(a)	350	—
	80		6	(331)		314	69
Effect of exchange rates on cash and cash equivalents	—		—	(9)		—	(9)
Decrease in cash and cash equivalents	(147)		—	(76)		—	(223)
Cash and cash equivalents (unrestricted) at beginning of year	170		—	209		—	379
Cash and cash equivalents (unrestricted) at end of year	$23		$—	$133		$—	$156

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
Cash flows used in financing activities
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

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, deficit, and cash flows present fairly, in all material respects, the financial position of Hexion Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 8 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2 to the consolidated financial statements, in 2015, the Company changed the manner in which it presents its unamortized debt issuance costs on the consolidated balance sheets.
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

/s/ PricewaterhouseCoopers LLP
Columbus, Ohio
March 14, 2016

Schedule II – Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Additions		Deductions	Balance at End of Period
		Charged to cost and expenses(1)	Charged to other accounts
Allowance for Doubtful Accounts:
Year ended December 31, 2015	$14	$1	$—	$—	$15
Year ended December 31, 2014	16	(1)	—	(1)	14
Year ended December 31, 2013	17	2	—	(3)	16
Reserve for Obsolete Inventory:
Year ended December 31, 2015	$8	$4	$—	$(5)	$7
Year ended December 31, 2014	8	4	—	(4)	8
Year ended December 31, 2013	7	6	—	(5)	8

(1)	Includes the impact of foreign currency translation.
ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, we, under the supervision and with the participation of our Disclosure Committee and our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.
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
We have assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on our assessment, we have concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective based on those criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
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
Set forth below are the names, ages and current positions of our executive officers and the members of the Hexion Holdings Board of Managers as of March 1, 2016.

Name	Age	Position
Craig O. Morrison	60	Director, Chairman, President and Chief Executive Officer
George F. Knight	59	Director, Executive Vice President and Chief Financial Officer
Dr. William H. Joyce	80	Director
Robert Kalsow-Ramos	30	Director
Scott M. Kleinman	43	Director
Geoffrey A. Manna	54	Director
Dr. Jonathan D. Rich	60	Director
David B. Sambur	35	Director
Marvin O. Schlanger	67	Director
Joseph P. Bevilaqua	60	Executive Vice President, President – Epoxy, Phenolic and Coating Resins Division
Dale N. Plante	58	Executive Vice President, President – Forest Products Division
Judith A. Sonnett	59	Executive Vice President – Human Resources
Nathan E. Fisher	50	Executive Vice President – Procurement
Anthony B. Greene	56	Executive Vice President – Business Development and Strategy
Douglas A. Johns	58	Executive Vice President and General Counsel
Karen E. Koster	53	Executive Vice President – Environmental, Health & Safety
Kevin W. McGuire	56	Executive Vice President – Business Process and IT
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
George F. Knight was elected Executive Vice President and Chief Financial Officer and a director of the Company and Hexion Holding effective January 1, 2016. He served as Senior Vice President - Finance and Treasurer of the Company from June 1, 2005 to December 31, 2015, having been Vice President, Finance and Treasurer since July 2002. He has also served as Executive Vice President and Chief Financial Officer and a director of Hexion Holdings since January 1, 2016. Mr. Knight also served as Senior Vice President-Finance and Treasurer for MPM and Hexion Holdings from October 1, 2010 and November 1, 2010, respectively, until December 31, 2015. Mr. Knight joined the Company in 1997 and served until 2009 as Director and then Vice President of Mergers and Acquisitions - Finance for Borden, Inc. From 1999-2001 he served as Vice President of Finance for Borden Foods Corporation.
Dr. William H. Joyce has been a member of the Board of Managers of Hexion Holdings since October 1, 2010. Since 2008, Dr. Joyce has been the Chairman and CEO of Advanced Fusion Systems. He is the retired, former chief executive officer and chairman of Nalco Holding Company, positions he held from November 2003 until his retirement in December 2007. Prior to his appointment as chief executive officer and chairman of Nalco Company, Dr. Joyce served as chief executive officer and chairman at Hercules Incorporated and prior to that at Union Carbide. Dr. Joyce holds a B.S. degree in Chemical Engineering from Penn State University, and M.B.A. and Ph.D. degrees from New York University. Dr. Joyce received the National Medal of Technology Award in 1993 from President Clinton, the Plastics Academy’s Lifetime Achievement Award in 1997, and the Society of Chemical Industry Perkin Medal Award in 2003. Dr. Joyce also serves as a trustee and Vice Chairman of the Universities Research Association and is a board leadership fellow of the National Association of Corporate Directors. During the past five years, he also served on the board of directors of El Paso Corporation, CVS Caremark Corporation, and Momentive Performance Materials Holdings Inc. He is a Chair of the Environmental, Health and Safety committee of the Hexion Holdings LLC Board of Managers. Dr. Joyce’s extensive management experience, and his skills in business leadership and strategy, qualify him to serve on the Board of Managers of Hexion Holdings.

Robert Kalsow-Ramos was elected a member of the Board of Managers of Hexion Holdings on October 27, 2014. Mr. Kalsow-Ramos is a Principal in the Apollo Global Management’s Private Equity Group, where he has worked since 2010. Prior to joining Apollo, Mr. Kalsow-Ramos was a member of the Transportation Investment Banking Group at Morgan Stanley from 2008 to 2010. He also serves on the Board of Directors of MPM Holdings Inc., which is affiliated with Apollo. Within the past five years, Mr. Kalsow-Ramos was a member of Noranda Aluminum Holding Corporation. He is a member of the Hexion Holdings Board of Managers’ Compensation Committee and Chair of its Audit Committee. In light of our ownership structure and his extensive finance and business experience, we believe it is appropriate for Mr. Kalsow-Ramos to serve on the Board of Managers of Hexion Holdings.
Scott M. Kleinman served as a director of the Company from August 12, 2004 to October 1, 2010, and again from February 12, 2014 to October 27, 2014. He was elected a member of the Board of Managers of Hexion Holdings on October 1, 2010. He is the Lead Partner for Private Equity at Apollo, where he has worked since February 1996. Prior to that time, Mr. Kleinman was employed by Smith Barney Inc. in its Investment Banking division. Mr. Kleinman also serves on the Board of Directors of the following companies affiliated with Apollo: MPM Holdings Inc., CH2M Hill Companies, Ltd., Vectra Corp., and Verso Corporation. Within the past five years, Mr. Kleinman was also a director of Verso Paper Holdings, LLC , Noranda Aluminum Holding Corporation, Realogy Holdings Corp., Lyondell Basell Industries N.V., and Taminco Corporation. He is a member of the Compensation and Executive Committees of the Hexion Holdings Board of Managers. In light of our ownership structure and Mr. Kleinman's position with Apollo and his extensive finance and business experience, we believe it is appropriate for Mr. Kleinman to serve on the Board of Managers of Hexion Holdings.
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
Dr. Jonathan D. Rich has been a member of the Board of Managers of Hexion Holdings since October 1, 2010 where he serves on the Environmental, Health and Safety Committee. Dr. Rich is a director, chief executive officer and Chairman of Berry Plastics Group Inc., holding these positions since October 2010. Beginning in 2002, Dr. Rich was President, North American Tire-Goodyear Tire and Rubber Company, and chairman of the board, Goodyear Dunlop Tires NA. At Goodyear, he had previously served as Director, Chemical R&D and as president of Goodyear Chemical. Dr. Rich began his career at GE in 1982 as a research chemist with Corporate R&D and progressed through a series of management positions to become Manager of Operational Excellence at GE Silicones from 1996 to 1998. He was then promoted to Technical Director, GE Bayer Silicones in Germany from 1998 to 2000. He served as a director of MPM and MPM Holdings, and as president and chief executive officer from June 2007 to October 2010. Dr. Rich’s previous officer and director positions, his extensive management experience, and his skills in business leadership and strategy, qualify him to serve on the Board of Managers of Hexion Holdings.
David B. Sambur was elected a member of the Board of Managers of Hexion Holdings on October 1, 2010. He served as a director of the Company from October 1, 2010 to October 28, 2014. He is a Partner at Apollo, where he has worked since 2004. He was a member of the Leveraged Finance Group of Salomon Smith Barney Inc. from 2002 to 2004. He is also a director of AP Gaming Holdco, Inc., MPM Holdings Inc., Verso Corporation, Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., and Caesars Acquisition Company, all companies affiliated with Apollo. Within the past five years, Mr. Sambur was also a member of the Verso Paper Holdings, LLC Board of Managers and the Momentive Performance Materials Inc. and Hexion Inc. Boards of Directors. He is a member of the Audit and Executive Committees and Chair of the Compensation Committee of the Board of Managers of Hexion Holdings. During 2014, he also served on the Audit and Compensation Committees of the Board of Directors of the Company. In light of our ownership structure and his extensive financial and business experience, we believe it is appropriate for Mr. Sambur to serve on the Board of Managers of Hexion Holdings.
Marvin O. Schlanger was appointed a member of the Board of Managers of Hexion Holdings on October 1, 2010 and serves on the Board’s Environmental, Health and Safety Committee. Since October 1998, Mr. Schlanger has been a principal in the firm of Cherry Hill Chemical Investments, LLC, which provides management services and capital to the chemical and allied industries. Prior to October 1998, he held various positions with ARCO Chemical Company, serving as President and Chief Executive Officer from May 1998 to July 1998 and as Executive Vice President and Chief Operating Officer from 1994 to May 1998. He served as Chairman and Chief Executive Officer of Resolution Performance Products LLC and RPP Capital Corporation from November 2000 and Chairman of Resolution Specialty Materials Company from August 2004 until the formation of Hexion Specialty Chemicals, Inc. in May 2005. Mr. Schlanger is also a director and the Chairman of the Board of CEVA Group Plc, and a director of UGI Corporation, UGI Utilities Inc. and Amerigas Partners, LP, Vectra Corporation, and MPM Holdings Inc. Mr. Schlanger was formerly Chairman of the Supervisory Board of Lyondell Basell Industries N.V. and Chairman of Covalence Specialty Materials Corp. He also serves on the Board of WHYY public television in the Philadelphia region. Mr. Schlanger’s extensive finance and business experience qualifies him to serve on the Board of Managers of Hexion Holdings.

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
Dale N. Plante was elected an Executive Vice President and appointed President of the Forest Products Division of the Company on September 1, 2008. In this role, Mr. Plante is responsible for the Company’s global forest products resins and formaldehyde businesses. Mr. Plante has held a number of assignments with increasing responsibility in his thirty-five years in the forest products sector with the Company and its predecessors. Prior to becoming President of the Forest Products division, in 2005 Mr. Plante relocated from Canada to Rotterdam to become the Managing Director of Forest Products and Formaldehyde - Europe. In 2007, Mr. Plante was promoted to Vice President and Managing Director of Forest Products and Formaldehyde - Europe. Prior to 2005, Mr. Plante was located in Canada working for the Company’s Canadian subsidiary and, from 2004-2005, was North American Sales Manager - Wood Fiber.
Judith A. Sonnett was elected Executive Vice President - Human Resources of the Company in September 2007 and the same position for Hexion Holdings on October 27, 2014. She also served as Executive Vice President - Human Resources of Momentive Performance Materials Inc. from October 1, 2010 to December 15, 2014. She has served in various HR leadership roles for the Company and its predecessors since November 1998. Prior to her election to her current position, Ms. Sonnett was Vice President - People and Organizational Development from November 2004 thru September 2007, and prior to that, she held the title Vice President, Human Resources for Borden Chemical Inc. from November 1998 thru November 2004. From 1995 to 1998 Ms. Sonnett worked in Human Resources for W.L. Gore and Associates.
Nathan E. Fisher was elected Executive Vice President - Procurement of the Company on June 1, 2005. He also serves as Executive Vice President - Procurement of Momentive Performance Materials Inc., having been elected to that position on October 1, 2010. Mr. Fisher joined the Company in March 2003 as Director of Strategic Sourcing and was promoted to Vice President - Global Sourcing in September 2004.
Anthony B. Greene was elected Executive Vice President, Business Development and Strategy of the Company on October 1, 2010 and provided his services to the Company under the Shared Services Agreement with MPM until July 2015 when he became an employee of the Company. Prior to joining the Company, Mr. Greene had been employed by Momentive Performance Materials Inc. since its formation on December 4, 2006. He served MPM as Global Financial Planning and Analysis Manager from December 2006 to January 2010 when he was appointed Global Business Development Leader. Prior to December 2006, he served as Global Financial Planning and Analysis Manager for GE Advanced Materials since 2005. Mr. Greene joined GE in 1981 where he held numerous financial management roles in a wide variety of GE businesses in the U.S., Asia and Europe.
Douglas A. Johns joined the Company on May 9, 2015 but had served as Executive Vice President and General Counsel under the Shared Services Agreement with MPM since October 1, 2010. He also serves as Executive Vice President, General Counsel and Secretary of Hexion Holdings. Mr. Johns was employed by Momentive Performance Materials Inc., serving as its General Counsel and Secretary from its formation on December 4, 2006 until October 24, 2014. Prior to that time, Mr. Johns served as General Counsel for GE Advanced Materials, a division of the General Electric Company from 2004 to December 2006. Mr. Johns began his career as a trial lawyer at the U.S. Department of Justice and was in private practice before joining GE in 1991, where he served as Senior Counsel for global regulatory and environmental matters and Senior Business Counsel at GE Plastics’ European headquarters in Bergen Op Zoom, The Netherlands from 2001 to 2004.
Karen E. Koster was elected Executive Vice President-Environmental, Health & Safety of the Company effective August 8, 2011 and the same position for Hexion Holdings on October 27, 2014. Ms. Koster also served in that capacity for Momentive Performance Materials Inc. from August 8, 2011 to December 15, 2014. Prior to joining the Company, Ms. Koster held various environmental services and legal management roles at Cytec Industries where, from August 2002, she served as Vice President, Safety, Health and Environment.
Kevin W. McGuire was reelected Executive Vice President - Business Process and IT effective May 2014. Mr. McGuire joined the Company in 2002 as its Chief Information Officer. He was promoted to Executive Vice President Business Processes and Information Technology for the Company in June 1, 2005 and served in that role until October 2013 when he assumed the role of Executive Vice President Asia Infrastructure and Integration until May 2014. Mr. McGuire also served as Executive Vice President Business Processes and Information Technology for MPM from October 2010 to October 2013 and served as Executive Vice President Asia Infrastructure and Integration for MPM from October of 2013 to May of 2014.
Nominating Committee
Since Hexion is a controlled company, Hexion Holdings has no Nominating Committee nor does it have written procedures by which security holders may recommend nominees to its Board of Managers.
Audit Committee Financial Expert
Since Hexion is not a listed issuer, there are no requirements that Hexion Holdings have an independent Audit Committee. Hexion Holdings’ Audit Committee consists of Messrs. Seminara, Sambur and Manna, each of whom qualifies as an audit committee financial expert, as such term is defined in Item 407(d)(5) of Regulation S-K.

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

ITEM 11 - EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS
In this Compensation Discussion and Analysis, we describe our process of determining the compensation and benefits provided to our “Named Executive Officers” (“NEOs”). Our 2015 NEOs are: Craig O. Morrison, President and Chief Executive Officer (our “CEO”); William H. Carter, Executive Vice President and Chief Financial Officer (our “CFO”); Joseph P. Bevilaqua, Executive Vice President and President, Epoxy, Phenolic and Coating Resins Division (“EPCD”); Douglas A. Johns, Executive Vice President, Secretary and General Counsel; and Dale N. Plante, Executive Vice President and President, Forest Products Division (“FPD”).
Each of our NEOs is employed by the Company. Mr. Johns was employed by Momentive Performance Materials Inc. (“MPM”), an affiliate of the Company, until May 8, 2015, when he became an employee of Hexion. During 2015, none of our Named Executive Officers provided services under the Shared Services Agreement (the “SSA”) with MPM.
Oversight of the Executive Compensation Program
The Board of Managers of the Company’s parent holding company, Hexion Holdings, is responsible for governance of the Company, including the responsibility for determining the compensation and benefits of our executive officers. All executive compensation decisions made during 2015 for our NEOs were made by the Compensation Committee of the Hexion Holdings Board of Managers (the “Committee”).
The Committee sets the principles and strategies that guide the design of our executive compensation program. The Committee annually evaluates the performance and compensation levels of the NEOs. This annual compensation review process includes an evaluation of key objectives and measurable contributions to ensure that incentives are not only aligned with the Company’s strategic goals, but also enable us to attract and retain a highly qualified and effective management team. Based on this evaluation, the Committee approves each executive officer’s compensation level, including base salary, annual incentive opportunities and long-term incentive opportunities.
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
Executive Summary
Executive Compensation Objectives and Strategy
Our executive compensation program is designed to set compensation and benefits at a level that is reasonable, internally fair and externally competitive. Specifically, the Committee is guided by the following objectives:

•
Pay for Performance. We emphasize pay for performance based on achievement of company operational and financial objectives and the realization of personal goals. We believe that a significant portion of each executive’s total compensation should be variable and contingent upon the achievement of specific and measurable financial and operational performance goals.

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

•
Pay for Individual Achievement. We believe that each executive officer’s total compensation should correlate to the scope of his or her responsibilities and relative contributions to the Company’s performance.

2015 Executive Compensation Highlights

•
The Company continued its focus on (i) motivating our NEOs to deliver improved performance and (ii) retaining key talent during difficult business cycles through the use of long-term time-based cash awards.

•
The Committee reviewed the base salaries of our NEOs in the first quarter of the year. After considering the accomplishments of our NEOs, the Committee determined the appropriate increase to base salary in light of each NEO’s achievement of specific company, divisional and individual goals in 2014. Consistent with our practice of the last three years, we delayed our annual merit base salary increases to our NEOs until July 2015.

•
We generally continued our executive compensation program in other respects. For example, we adopted an annual cash incentive plan for 2015, which was designed to reward our NEOs for delivering increased value to the organization based on the achievement of annual financial goals and environmental health and safety objectives.

•
Apollo, as the Company’s controlling shareholder, and its representatives continue to be actively involved in making recommendations regarding the structure of our executive compensation program and the amounts payable to our NEOs. The Company is not currently required to hold a shareholder advisory “say-on-pay” vote.

Evaluating Company and Individual Performance
In determining 2015 compensation, the Committee considered the following accomplishments of our NEOs in 2014:

•
Mr. Morrison, our President and Chief Executive Officer: Mr. Morrison recommended to the Committee that his base salary be reduced to reflect his reduced responsibilities in 2015 as a result of the October 2014 separation of MPM’s business and his resignation as Chairman and Chief Executive Officer of MPM. The Committee considered Mr. Morrison’s outstanding and enduring leadership of the business, but accepted his recommendation of an adjustment to base salary, which was effective in July 2015.

•
Mr. Carter, our Executive Vice President and Chief Financial Officer: The Committee considered his exceptional expert knowledge base and leadership of the global finance team during a very challenging and turbulent 2014. The Committee also recognized his effective leadership of the MPM balance sheet restructuring process.

•
Mr. Bevilaqua, our Executive Vice President and President—EPCD: The Committee recognized (i) his leadership in building a strong bench of general managers, (ii) the leadership he provided as the acting general manager of the oilfield business during the second half of 2014 and (iii) the critical role he played in managing significant supply disruptions in 2014.

•
Mr. Johns, our Executive Vice President and General Counsel: The Committee recognized the strong cross-functional leadership Mr. Johns provides in the senior leadership team, his exceptional leadership of the Company’s Legal function (both internal and external legal resources) and the critical role he played in leading the MPM restructuring process.

•
Mr. Plante, our Executive Vice President and President—FPD: The Committee considered the third year of record profits he delivered in the Forest Products Division and Mr. Plante’s leadership in driving continued process improvement and cost-reduction programs across his division.

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
1. Annual Cash Compensation
Base Salaries
The annual base salaries of our NEOs are designed to be commensurate with professional status, accomplishments, scope of responsibility, overall impact on the organization, and the size and complexity of the business or functional operations managed. The annual base salaries of our NEOs are also intended to be externally competitive with the market.
The Committee reviews our NEOs' base salary levels (i) annually, in conjunction with annual performance reviews, and (ii) in conjunction with new hires, promotions or significant changes in job responsibilities. In approving increases to base salaries, the Committee considers various factors, such as job performance, total target compensation, impact on value creation and the externally competitive marketplace. The Committee reviews the performance and achievements of the NEOs as a part of determining whether any increases are merited based on the prior year’s performance.

Mr. Morrison’s and Mr. Carter’s 2015 base salaries reflect their reduced responsibilities resulting from MPM’s emergence from bankruptcy in October 2014. Messrs. Bevilaqua, Plante and Johns received merit increases in base salary in recognition of accomplishments in 2014 (described above under “Evaluating Company and Individual Performance”). The base salary change for each NEO is shown in the table below:

Name	2015 Base Salary	2014 Base Salary	2015 Increase (Decrease)
Mr. Morrison	$850,000	$1,102,500	(22.90)%
Mr. Carter	786,698	786,698	—%
Mr. Bevilaqua	631,108	612,726	3.00%
Mr. Johns	517,212	497,320	4.00%
Mr. Plante	455,358	413,961	10.00%
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
The 2015 Annual Incentive Compensation Plan
In early 2015, the Committee approved the 2015 annual incentive compensation plan for associates of the Company and its subsidiaries, which we refer to as the “2015 ICP.” Under the 2015 ICP, our NEOs and other eligible participants had the opportunity to earn annual cash incentive compensation based upon the achievement of certain financial and environmental health and safety (“EH&S”) goals.
The performance goals under the 2015 ICP for our NEOs are based upon the achievement of both corporate and division goals to recognize their significant leadership responsibilities. Our NEO’s with corporate roles—Messrs. Morrison, Carter and Johns—had 62.5% of their target bonus opportunity based on the achievement of corporate financial and EH&S targets and 37.5% based on the achievement of division financial targets. We believe that our Division Presidents' incentive compensation must have a strong tie to division performance where they have the greatest impact and closest line of sight; therefore, our NEO’s with operating division responsibilities—Messrs. Bevilaqua and Plante—had 80% of their target bonus opportunity based on the achievement of division financial and EH&S targets and 20% based on the achievement of corporate financial targets.

The performance goals were established based on the following measures:

Performance Goal	Description	2015 Target
Segment EBITDA
Segment EBITDA (earnings before interest, taxes, depreciation and amortization, adjusted to exclude certain non-cash and other income and expenses and discontinued operations) was used as the primary profitability measure for determining the level of financial performance for management and executive annual incentive compensation purposes.
Segment EBITDA of Hexion Holdings in 2015 (“Hexion Segment EBITDA”) corresponds to the sum of our Segment EBITDA as defined herein. See Item 7 of Part II of this Annual Report on Form 10-K for a reconciliation of Hexion Segment EBITDA to Net Income (loss).

The Hexion Segment EBITDA target for 2015 was set based upon factors impacting Hexion Holdings’ operating subsidiaries, including, but not limited to, competitive business dynamics in the markets, raw material trends, anticipated business unit growth, anticipated cost synergies and business unit budget projections. For the 2015 ICP, the targeted Hexion Segment EBITDA was $470 million.

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

The cash flow targets were established as a result of budget projections. For the 2015 ICP, the targeted cash flow for Hexion Holdings was a net usage of cash equal to $25 million.
Environmental Health & Safety (EH&S)
As a chemical manufacturer, our operations involve the use of hazardous materials, and are subject to extensive environmental regulation. As a result, EH&S is a core value and a critical focus for all associates.

For the 2015 ICP, we established severe incident factor (“SIF”) and total environmental incidents (“ERI”) goals as our EH&S targets, and set goals for Hexion Holdings and the Company’s divisions.

SIF’s are incidents that have the potential to cause a severe incident or fatality. Hexion Holdings had 12 SIF’s in 2014. The 2015 goal for Hexion Holdings was to reduce the number of SIFs to 10 or fewer, or a targeted 17% improvement compared to 2014.

Hexion Holdings ended 2014 with 46 total environmental incidents. The 2015 goal for ERI was intended to continue to drive focus and improvement in our ongoing commitment to the communities in which we operate. The 2015 goal was to reduce ERI to 41 or fewer incidents, which represents an approximate 11% improvement from prior year.

Each of the 2015 performance goals was measured independently such that a payout of one element was not dependent upon the achievement of the others. This was intended to keep associates focused on driving continuous improvement in EH&S and cash flow, in addition to EBITDA.
Awards under the 2015 ICP were calculated as follows: Each participant was designated a target award under the 2015 ICP based on a percentage of his or her base salary, which varies per participant based on the scope of the participant’s responsibilities and externally competitive benchmarks. For 2015, the target bonus percentage for our NEOs as a percentage of base salary remained consistent with the prior year. Fixed payout percentages were established for minimum (50% payout), target (100% payout), upper mid (125% payout) and maximum (200% payout) levels of performance. Payout of the target award is based on the achievement of the performance goals described above. Payout percentages between the minimum and target, the target and upper mid and the upper mid and maximum levels of performance follow, in each case, a linear path. Depending upon whether an NEO’s bonus opportunity is based on the achievement of corporate or division goals, (i) achievement of Segment EBITDA ranging from 87% of target to 95% of target would be necessary in order for a participant to earn the minimum 50% of the allocated target award for the EBITDA component, and (ii) achievement of Segment EBITDA ranging from approximately 109% of target to 121% of target would be necessary in order for a participant to earn the maximum 200% of his or her target award for the Segment EBITDA goal. These achievement and payout thresholds for the EBITDA component were reduced from 2014 to reflect the challenging market and economic conditions faced by our portfolio of businesses. For example, in 2014, the minimum Segment EBITDA needed to earn a minimum 50% payout was 96% of target whereas, under the 2015 ICP, achievement in a range of 87% to 95% of target is required to earn the same payout. The Committee determined to lower the thresholds instead of lowering the payout targets in order to keep the payout targets relatively consistent from year to year. The payment range for achieving the performance goals for EH&S was 50% (minimum), 100% (target) and 200% (maximum) of the allocated target award for both the safety and environmental components. The payment range for achieving the performance goals for Cash Flow was 50% (minimum), 100% (target) and 200% (maximum) of the allocated target award for the Cash Flow component. Given the desire to encourage retention and achievement of annual goals, the Committee continued the 30% minimum payout guarantee for all participants in the 2015 ICP, consistent with its practice in 2014.

The following table summarizes the target awards, performance measures, weightings, achievements and payouts for the 2015 ICP awards granted to our NEOs. The 2015 ICP award amounts are reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. Each NEO’s actual bonus under the 2015 ICP is calculated based on the information provided in the table below. In each case, the “Target Award” amount for each NEO is multiplied by the weighting percentage and performance achieved percentage for each individual component to determine the payout for that component. The total bonus payout is the sum of the five individual component payouts.

Name	Incentive Target (% of Base Salary)	Target Award ($)	Performance Criteria / Weighting %	Performance Achieved (%)	2015 ICP Payout ($)
C. Morrison	100%	850,000	Hexion Segment EBITDA / 27.5%	108%	252,918
			Division Segment EBITDA / 27.5%	69%	160,469
			EH&S Goal / 10%	108%	92,097
			Hexion Cash Flow / 25%	196%	416,500
			Division Cash Flow / 10%	91%	76,925
W. Carter	80%	629,358	Hexion Segment EBITDA / 27.5%	108%	187,265
			Division Segment EBITDA / 27.5%	69%	118,815
			EH&S Goal / 10%	108%	68,191
			Hexion Cash Flow / 25%	196%	308,386
			Division Cash Flow / 10%	91%	56,957
J. Bevilaqua	80%	504,887	Hexion Segment EBITDA / 10%	108%	54,629
			Division Segment EBITDA / 45%	137%	311,944
			EH&S Goal / 10%	200%	100,977
			Hexion Cash Flow / 10%	196%	98,958
			Division Cash Flow / 25%	181%	228,461
D. Johns	70%	362,049	Hexion Segment EBITDA / 27.5%	108%	107,728
			Division Segment EBITDA / 27.5%	69%	68,350
			EH&S Goal / 10%	108%	39,228
			Hexion Cash Flow / 25%	196%	177,404
			Division Cash Flow / 10%	91%	32,765
D. Plante	80%	364,286	Hexion Segment EBITDA / 10%	108%	39,416
			Division Segment EBITDA / 45%	0%	—
			EH&S Goal / 10%	0%	—
			Hexion Cash Flow / 10%	196%	71,400
			Division Cash Flow / 25%	0%	—
Discretionary Awards
The CEO periodically uses discretionary awards to reward exemplary efforts. Often, such efforts are required by atypical business conditions or are related to special projects impacting long-term business results. Discretionary awards are also used for retention purposes or in connection with a new hiring or promotion. Any discretionary award to an executive officer must be approved by the Committee. No discretionary awards were made to our NEOs for services performed in 2015.
2. Long-Term Incentive Awards
Equity Awards
The Committee believes that equity awards play an important role in creating incentives to maximize Company performance, motivating and rewarding long-term value creation, and further aligning the interests of our executive officers with those of our shareholders. Our NEOs, as well as other members of the leadership team and other eligible associates, participate in equity plans sponsored by Hexion Holdings or Hexion LLC. Awards under these plans are factored into the executive compensation program established by the Committee.
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

We have historically used the following type of equity awards: (i) options to purchase common units and (ii) restricted deferred units. Prior to the combination of the Company and MPM in 2010, our NEOs received awards under the following plans administered by Hexion LLC, Hexion or MPM: the 2004 Stock Incentive Plan (the “2004 Stock Plan”), the 2004 Deferred Compensation Plan (the “2004 DC Plan”), the 2007 Long-Term Incentive Plan (the “2007 Long-Term Plan”) and the Momentive Performance Materials Holdings Inc. 2007 Long-Term Incentive Plan (the “MPM 2007 Plan”). At the time of the combination of the Company and MPM in 2010, all outstanding equity awards that included common units of Hexion LLC and shares of MPM Holdings were converted to cover units of Hexion Holdings. In February 2011, the Hexion Holdings Committee approved and granted awards under a new long-term equity incentive plan for key leaders and directors of the Company and MPM (the “2011 Equity Plan”). These equity plans are described in the “Narrative to Outstanding Equity Awards Table” below.
As reported last year, in October 2014, as a result of MPM’s emergence from bankruptcy, the expiration date of Mr. Johns’ vested unit options granted under the MPM 2007 Plan and the 2011 Equity Plan was accelerated to January 22, 2015. In addition, unvested unit options and RDUs granted under these plans were terminated. In May 2015, in connection with Mr. Johns’ employment agreement, the Compensation Committee waived the termination of these awards. As a result, his awards under the 2007 MPM Plan and the 2011 Equity Plan are outstanding at December 31, 2015, as shown in the Outstanding Equity Awards Table.
Cash Awards
The Committee may, from time to time, approve long-term cash awards or plans for our key associates, including our NEOs. These awards are designed to pay over extended performance periods subject to the achievement of specified, measurable performance goals, and are further conditioned upon continued employment. As such, these awards are useful in providing a defined value for achievement of our financial targets, as well as leadership stability. In addition, long-term cash awards help complement equity awards that are not yet liquid.
Retaining key talent during difficult business cycles has been a critical focus for the Company in recent years. In 2012, key associates, including our NEOs, received awards under a long-term cash plan (the “2012 LTIP”). Awards granted under the 2012 LTIP were determined using a multiplier of the participant’s base salary. Payment of 50% of the total award was based upon continued service through April 2015 and the remaining 50% was payable upon the achievement of specific financial performance goals as well as continued service conditions. Payments made to our NEOs under the 2012 LTIP in April 2015 are reflected in the Bonus column of the Summary Compensation Table.
It became apparent to the Committee in 2014 that the performance goals under the 2012 LTIP would likely never be achieved due to the MPM bankruptcy. Therefore, to ensure the continued retention of key talent during a critical period of challenging business conditions, the Committee granted new long-term cash awards to key leaders employed by the Company in November 2014, under the Momentive Performance Materials Holdings LLC Long-Term Cash Incentive Plan (the “2014 LTIP”). Awards under the 2014 LTIP are subject to time and service requirements. Acceptance of this award was conditioned upon the participant’s forfeiture of the performance grants under the 2012 LTIP. Payments were made to Messrs. Morrison and Carter under the 2014 LTIP in April 2015 and are included in the Bonus column of the Summary Compensation Table. Since Mr. Johns was not employed by the Company in November 2014, he did not receive an award under the 2014 LTIP until he joined the Company in May 2015. The amount of the award was based on a percentage of his base salary, as well as a consideration of the scope and complexity of his role, the competitiveness of his total compensation package and the importance of his role in the context of the challenges and business conditions faced by the Company.
3. Benefits
The Company provides a comprehensive group of benefits to eligible associates, including our NEOs. These include health and welfare benefits as well as retirement benefits. Our benefit programs are designed to provide market competitive benefits for associates and their covered dependents.
Each of our NEOs participates in qualified defined benefit and defined contribution retirement plans on substantially the same terms as other participating associates. In addition, because individuals are subject to U.S. tax limitations on contributions to qualified retirement plans, the Company maintains non-qualified retirement plans intended to provide these associates, including our NEOs, with an incremental benefit on eligible earnings above the U.S. tax limits for qualified plans. Our NEOs are eligible to participate in the non-qualified plans on the same basis as our other highly compensated salaried associates.
Our savings plan, a defined contribution plan (the “401(k) Plan”), covers our U.S. associates. This plan allows eligible associates to make pre-tax contributions from 1% to 15% of eligible earnings for associates who meet the definition of a highly-compensated employee and 25% for all other associates up to the federal limits for qualified plans. Those associates are also eligible to receive matching contributions from the Company equal to 100% on contributions of up to 5% of eligible earnings. In addition, the Company makes an annual retirement contribution, ranging from 3% to 7% of eligible compensation depending on years of benefit service, to eligible associates actively employed on the last day of the year. An additional company contribution may be made if we achieve specified annual financial goals established at the beginning of each plan year.
There were no significant changes to the Company’s benefit plans in 2015 that would impact our NEOs. There is a description of these plans in the Narrative to the Pension Benefits Table and Narrative to the Nonqualified Deferred Compensation Table below.

4. Other
Temporary Assignment Compensation
The Company may provide certain additional benefits to an executive officer if he or she is on a temporary international or domestic assignment. These benefits are externally competitive and a means to compensate the executive officer for financial expenses that would not exist if the executive remained in his or her home. For example, the Company may provide a disturbance allowance, family travel and housing allowances, tax equalization payments, and reimbursements or payments for relocation from the executive officer’s home. We believe that, as a growing global company, it is necessary to offer this compensation to encourage key associates and executives to temporarily relocate for strategic business reasons. In December 2014, Mr. Bevilaqua was placed on a temporary assignment in Houston, Texas to manage the Oilfield business during an executive search to fill that vacancy, in addition to his role as President of EPCD. During this assignment Mr. Bevilaqua received housing at no cost to him, unlimited family travel and relocation benefits under the Company’s relocation policy. These benefits are further described in the Narrative to the Summary Compensation Table below.
Change-in-Control and Severance Benefits
Our NEOs are generally entitled to change-in-control and severance protections. We believe that appropriate change-in-control and severance protections accomplish two objectives. First, they create an environment where key executives are able to take actions in the best interest of the Company without incurring undue personal risk. Second, they foster management stability during periods of potential uncertainty. We are also cognizant that excessive pay in the way of change-in-control and severance protection would not be in the best interest of the Company because such pay may encourage undue risk-taking. In an attempt to balance the delicate equation, the Committee has determined to provide these benefits very selectively. The change-in-control and severance benefits payable to our NEOs are discussed in the Narrative to the Summary Compensation Table and in the discussion on Potential Payments Upon Termination of Employment below.
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

Summary Compensation Table - Fiscal 2015
The following table provides information about the compensation of our Chief Executive Officer, Chief Financial Officer and our three next most highly compensated executive officers at December 31, 2015, whom we collectively refer to as our NEOs, for the years ended December 31, 2015, 2014 and 2013.
SUMMARY COMPENSATION TABLE - FISCAL 2015

Name and Principal Position(a)	Year (b)	Salary ($) (c)	Bonus ($) (d) (1)	Stock Awards ($) (e)	Options Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g) (2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h) (3)	All Other Compensation ($) (i) (4)	Total ($) (j)
Craig O. Morrison President and Chief Executive Officer	2015	976,606	4,775,000	—	—	998,909	4,142	91,967	6,846,624
	2014	1,102,500	—	—	—	525,286	147,243	71,421	1,846,450
	2013	1,075,240	—	805,245	350,304	110,250	—	98,677	2,439,716

William H. Carter Executive Vice President and Chief Financial Officer	2015	789,724	1,515,555	—	—	739,614	520	75,934	3,121,347
	2014	776,735	—	—	—	299,858	207,209	95,126	1,378,928
	2013	754,034	—	740,036	321,937	61,401	—	76,576	1,953,984

Joseph P. Bevilaqua Executive Vice President, President, EPCD	2015	624,557	858,000	—	—	794,969	—	134,260	2,411,786
	2014	603,460	—	—	—	252,100	63,510	57,961	977,031
	2013	583,000	—	430,512	187,285	47,590	—	55,163	1,303,550

Douglas A. Johns Executive Vice President and General Counsel	2015	509,485	686,400	—	—	425,475	—	36,358	1,657,718
	2014	486,200	—	—	—	165,864	—	41,578	693,642
	2013	466,400	—	271,908	118,287	33,313	—	46,466	936,374

Dale N. Plante Executive Vice President, President, FPD	2015	436,889	535,065	—	—	110,816	—	62,518	1,145,288
	2014	402,756	—	—	—	249,271	29,076	64,540	745,643
	2013	373,859	—	170,447	74,149	417,179	—	74,168	1,109,802
_________________________________________

(1)	The amounts shown in column (d) for 2015 reflect amounts paid under the 2012 LTIP to each NEO, and for Messrs. Morrison and Carter, additional amounts paid under the 2014 LTIP.

(2)
The amounts shown in column (g) for 2015 reflect the amounts earned under the 2015 ICP, our annual incentive compensation plan, based on performance achieved for 2015. The material terms of the 2015 ICP are described in the Compensation Discussion & Analysis above. The 2015 ICP awards will be paid in April 2016.

(3)
The amounts shown in column (h) reflect the net actuarial increase in the present value of benefits under the Hexion U.S. Pension Plan and the Hexion Supplemental Plan for Messrs. Morrison and Carter, and no net actuarial increase in the present value of benefits under the Hexion U.S. Pension Plan and the Hexion Supplemental Plan for Mr. Bevilaqua. Mr. Johns is not a participant in these plans. For Mr. Plante, the amount reflects no net actuarial increase in the present value for benefits under the Hexion U.S. Pension Plan and Hexion Canada Employees' Retirement Income Plan. See the Pension Benefits Table below for additional information regarding our pension calculations, including the assumptions used for these calculations. There were no above-market earnings on nonqualified deferred compensation plans for our NEOs for 2015.

(4)
The amounts shown in the All Other Compensation column for 2015 include: for Mr. Morrison: $90,867 of company contributions made or accrued to the defined contribution plans; for Mr. Carter: $75,054 of company contributions made or accrued to the defined contribution plans; for Mr. Bevilaqua: $58,810 of company contributions made or accrued to the defined contribution plans, tax gross-ups of $15,525 and perquisites and other personal benefits totaling $59,925, which included $28,620 of relocation expenses in excess of the Company’s policy and $25,689 of taxes owed by Mr. Bevilaqua but paid by the Company; for Mr. Johns: $35,988 of company contributions made or accrued to the defined contribution plans; and for Mr. Plante: $62,082 of company contributions made or accrued to the defined contribution plans.

Grants of Plan-Based Awards - Fiscal 2015
The following table presents information about grants of awards during the year ended December 31, 2015 under the 2015 ICP and for Mr. Johns, the 2014 LTIP.

Name (a)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
	Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)
Craig O. Morrison
2015 ICP	255,000	850,000	1,700,000
William H. Carter
2015 ICP	188,807	629,358	1,258,717
Joseph P. Bevilaqua
2015 ICP	151,466	504,887	1,009,773
Douglas A. Johns
2015 ICP	108,615	362,049	724,097
2014 LTIP	1,189,760	1,189,760	1,189,760
Dale N. Plante
2015 ICP	109,286	364,286	728,572
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
For Mr. Bevilaqua, the Company has also agreed to pay the cost of tax preparation services for the term of his employment.
In Mr. Johns’ Terms of Employment, the Company also agreed that he would receive an award under the 2014 LTIP, be eligible for a full 2015 ICP payment as though he had been employed by the Company since January 1, 2015, and receive relocation benefits under the Company’s relocation policy. The Company also waived the termination of the equity awards held by Mr. Johns in Hexion Holdings and agreed that the put/call rights and obligations related to the common units of Hexion Holdings equity purchased by Mr. Johns continue so long as he remains an employee of the Company. Mr Johns will receive service credit for his prior years of service with MPM and GE for purposes of calculating his benefits.
2015 Annual Incentive Compensation Plan (2015 ICP)
Information on the 2015 ICP targets, performance components, weightings, and payouts for each of our NEOs can be found in the Compensation Discussion and Analysis section of this Report.
2014 Long-Term Cash Incentive Plan (2014 LTIP)
The 2014 LTIP award was made to Mr. Johns in May 2015 in connection with his employment by the Company, as is explained in the Compensation Discussion and Analysis section of this Report. The award is payable 50% in April 2016 and 50% in April 2017.
Outstanding Equity Awards at Fiscal 2015 Year-End
The following table presents information about outstanding and unexercised options and outstanding stock awards held by our NEOs at December 31, 2015. The securities underlying the awards are common units of Hexion Holdings, and the awards were granted under the 2004 Stock Plan, 2007 Long-Term Plan, the MPM 2007 Plan and the 2011 Equity Plan. See the Narrative to the Outstanding Equity Awards Table below for a discussion of these plans and the vesting conditions applicable to the awards.

OUTSTANDING EQUITY AWARDS TABLE - 2015 FISCAL YEAR-END

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexer-cised Options (#) Unexercis-able (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exer- cise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j) (1)
Craig O. Morrison
2004 Stock Plan: [2]
Tranche A Options	301,514	—	—	6.22	12/31/2017	—	—	—	—
Tranche B Options	301,514	—	—	6.22	12/31/2017	—	—	—	—
2011 Equity Plan:
2011 Grant:
Tranche A Options [3]	290,501	—	—	4.85	2/23/2021	—	—	—	—
Tranche B Options [4]	—	—	145,250	4.85	2/23/2021	—	—	—	—
Tranche C Options [5]	—	—	145,250	4.85	2/23/2021	—	—	—	—
Tranche B RDUs [4]	—	—	—	—	—	—	—	48,417	41,639
Tranche C RDUs [5]	—	—	—	—	—	—	—	48,417	41,639
2013 Grant:
Unit Options [6]	583,839	194,615	—	1.42	3/8/2023	—	—	—	—
RDUs [7]	—	—	—	—	—	—	—	614,691	528,634
William H. Carter
2004 Stock Plan: [2]
Tranche A Options	241,211	—	—	6.22	12/31/2017	—	—	—	—
Tranche B Options	241,211	—	—	6.22	12/31/2017	—	—	—	—
2011 Equity Plan:
2011 Grant:
Tranche A Options [3]	232,401	—	—	4.85	2/23/2021	—	—	—	—
Tranche B Options [4]	—	—	116,200	4.85	2/23/2021	—	—	—	—
Tranche C Options [5]	—	—	116,200	4.85	2/23/2021	—	—	—	—
Tranche B RDUs [4]	—	—	—	—	—	—	—	38,733	33,310
Tranche C RDUs [5]	—	—	—	—	—	—	—	38,733	33,310
2013 Grant:
Unit Options [6]	536,559	178,856	—	1.42	3/8/2023	—	—	—	—
RDUs [7]	—	—	—	—	—	—	—	564,913	485,825
Joseph P. Bevilaqua
2004 Stock Plan: [2]
Tranche A Options	100,504	—	—	6.22	12/31/2017	—	—	—	—
Tranche B Options	100,504	—	—	6.22	12/31/2017	—	—	—	—
2011 Equity Plan:
2011 Grant:
Tranche A Options [3]	183,517	—	—	4.85	2/23/2021	—	—	—	—
Tranche B Options [4]	—	—	91,758	4.85	2/23/2021	—	—	—	—
Tranche C Options [5]	—	—	91,758	4.85	2/23/2021	—	—	—	—
Tranche B RDUs [4]	—	—	—	—	—	—	—	30,586	26,304
Tranche C RDUs [5]	—	—	—	—	—	—	—	30,586	26,304
2013 Grant:
Unit Options [6]	312,141	104,048	—	1.42	3/8/2023	—	—	—	—
RDUs [7]	—	—	—	—	—	—	—	328,635	282,626

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexer-cised Options (#) Unexercis-able (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exer- cise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j) (1)
Douglas A. Johns
2007 MPM Plan:
March 2007 Grant:
Tranche A Options [9]	89,979	—	—	2.59	3/30/2017	—	—	—	—
Tranche B Options [10]	—	—	89,941	2.59	3/30/2017	—	—	—	—
Tranche C Options [10]	—	—	89,941	2.59	3/30/2017	—	—	—	—
2011 Equity Plan:
2011 Grant:
Tranche A Options [3]	60,480	—	—	4.85	2/23/2021	—	—	—	—
Tranche B Options [4]	—	—	30,240	4.85	2/23/2021	—	—	—	—
Tranche C Options [5]	—	—	30,240	4.85	2/23/2021	—	—	—	—
Tranche B RDUs [4]	—	—	—	—	—	—	—	10,080	8,669
Tranche C RDUs [5]	—	—	—	—	—	—	—	10,080	8,669
2013 Grant:
Unit Options [6]	197,145	65,716	—	1.42	3/8/2023	—	—	—	—
RDUs [7]	—	—	—	—	—	—	—	207,563	178,504
Dale N. Plante
Hexion 2007 Long-Term Plan Options [8]	—	—	15,000	10.81	12/31/2017	—	—	—	—
2011 Equity Plan:
2011 Grant:
Tranche A Options [3]	115,121	—	—	4.85	2/23/2021	—	—	—	—
Tranche B Options [4]	—	—	57,561	4.85	2/23/2021	—	—	—	—
Tranche C Options [5]	—	—	57,561	4.85	2/23/2021	—	—	—	—
Tranche B RDUs [4]	—	—	—	—	—	—	—	19,187	16,501
Tranche C RDUs [5]	—	—	—	—	—	—	—	19,187	16,501
2013 Grant:
Unit Options [6]	123,582	41,194	—	1.42	3/8/2023	—	—	—	—
RDUs [7]	—	—	—	—	—	—	—	130,112	111,896
 _________________________________________

(1)
Because equity interests in our ultimate parent, Hexion Holdings, are not publicly traded, there is no closing market price at the completion of the fiscal year. The market values shown in columns (h) and (j) are based on the value of a unit of Hexion Holdings as of December 31, 2015, as determined by Hexion Holdings’ Board of Managers for management equity transaction purposes. In light of differences between the companies, including differences in capitalization, the value of a unit in Hexion Holdings does not necessarily equal the value of a share of the Company's common stock.

(2)	The “Tranche A” options vested over five years and were fully vested at December 31, 2011. The “Tranche B” options vested on August 12, 2012, the eighth anniversary of the grant date.

(3)	This award vested in four equal annual installments on each December 31st of 2011 through 2014.

(4)
This award vests on the earlier to occur of (i) the two-year anniversary of the date that the common unit value is at least $10 following certain corporate transactions and (ii) six months following the date that the common unit value is at least $10 following certain change-in-control transactions.

(5)
This award vests on the earlier to occur of (i) the one-year anniversary of the date that the common unit value is at least $15 following certain corporate transactions and (ii) six months following the date that the common unit value is at least $15 following certain change-in-control transactions.

(6)
This award vests in four equal annual installments on each December 31st of 2013 through 2016. The amount shown in column (b) is the vested amount at December 31, 2015. The amount shown in column (c) will vest on December 31, 2016, subject to accelerated vesting six months following certain change-in-control transactions.

(7)
This award vests on the earlier to occur of (i) the one-year anniversary of the date that the common unit value is at least $3.50 following certain corporate transactions and (ii) six months following the date that the common unit value is at least $3.50 following certain change-in-control transactions.

(8)
This award vests in percentages, depending upon the internal rate of return realized by Apollo on its original investment in Hexion LLC following the occurrence of certain corporate transactions. The vesting of this award is conditioned on the executive’s continued employment through the vesting date.

(9)	This award time-vested over five years.

(10)
The unvested Tranche B and C options vest on the earlier of (i) the date that Apollo realizes an internal rate of return of at least 20% and 25%, respectively, on its original investment in MPM Holdings and (ii) the date that Apollo achieves a minimum cash-on-cash return of 1.75 and 2.25 respectively, on its original investment in MPM Holdings. Vesting of these awards is conditioned on the executive’s continued employment through the applicable vesting dates.

Narrative to Outstanding Equity Awards Table
2004 Stock Plan
Messrs. Morrison, Carter and Bevilaqua hold options granted under the 2004 Stock Plan. In addition to the RDUs and options shown in the table above, on December 31, 2015, Messrs. Morrison, Carter, and Bevilaqua had deferred compensation held in the form of fully vested deferred stock units in Hexion Holdings. These deferred stock units are distributable upon termination of employment or retirement, and are shown in the Nonqualified Deferred Compensation Table. For information on the deferred stock units, see the Narrative to the Nonqualified Deferred Compensation Table.
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
The vesting terms of the RDUs and options described in footnotes 2-4 to the table above, in each case, are conditioned on the executive's continued employment through the vesting dates mentioned above, subject to certain exceptions. With respect to any RDUs that vest as a result of a corporate or change-in-control transaction, such RDUs will be delivered promptly following the vesting date, or a cash payment will be delivered in settlement thereof, depending on the type of transaction. The RDUs and unit options contain restrictions on transferability and other customary terms and conditions. For information on the vested awards, see the Narrative to the Nonqualified Deferred Compensation Table.
2013 Grant
On March 8, 2013, our NEOs received awards of performance-based restricted deferred units (“RDUs”) of Hexion Holdings and options to purchase units of Hexion Holdings under the 2011 Equity Plan. The RDUs are non-voting units of measurement which are deemed for bookkeeping purposes to be equivalent to one common unit of Hexion Holdings.
The vesting terms of the unit options and RDUs described in footnotes 5 and 6 to the table above are each conditioned on the NEO’s continued employment through the vesting dates specified above, subject to certain exceptions. With respect to any RDUs that vest as a result of a corporate or change-in-control transaction, such RDUs will be delivered promptly following the vesting date, or a cash payment will be delivered in settlement thereof, depending on the type of transaction. The unit options and RDUs contain restrictions on transferability and other customary terms and conditions.

Option Exercises and Stock Vested – Fiscal 2015
The following table presents information on vesting of certain awards of common units of Hexion Holdings during the year ended December 31, 2015.
OPTION EXERCISES AND STOCK VESTED TABLE - FISCAL 2015

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (b)	Value Realized on Exercise (c)	Number of Shares Acquired on Vesting (#) (d) (1)	Value Realized on Vesting ($) (e) (2)
Craig O. Morrison	—	—	—	—
William H. Carter	—	—	—	—
Joseph P. Bevilaqua	—	—	—	—
Douglas A. Johns
2011 Equity Plan Tranche A RDUs	—	—	5,040	1,562
Dale N. Plante	—	—	—	—
_________________________________________

(1)	The amount shown in column (d) represents the number of RDUs that vested in connection with Mr. Johns’ employment arrangement in May 2015. The units were delivered in May 2015.

(2)
The amount shown in column (e) is based upon the value of a unit of Hexion Holdings at the time of vesting, as determined by the Hexion Holdings Board of Managers for management equity transaction purposes.

Pension Benefits - Fiscal 2015
The following table presents information regarding the benefits payable to each of our NEOs at, following, or in connection with their retirement under the qualified and non-qualified defined benefit pension plans of Hexion as of December 31, 2015. The table does not provide information regarding the Company’s defined contribution plan. The amounts shown in the table for each participant represent the present value of the annuitized benefit and do not represent the actual cash value of a participant's account.
PENSION BENEFITS TABLE - FISCAL 2015

Name (a)	Plan Name (b)	Number of Years Credited Service (#) (c) (1)	Present Value of Accumulated Benefit ($) (d)	Payments During Last Fiscal Year ($) (e)
Craig O. Morrison	Hexion U.S. Pension Plan	7.27	119,678	—
	Hexion Supplemental Plan	6.78	534,543	—
William H. Carter	Hexion U.S. Pension Plan	14.25	232,921	—
	Hexion Supplemental Plan	13.76	698,402	—
Joseph P. Bevilaqua	Hexion U.S. Pension Plan	7.25	114,730	—
	Hexion Supplemental Plan	6.76	161,514	—
Douglas A. Johns (2)		—	—	—
Dale N. Plante	Hexion Canada Pension Plan	27.62	237,157	—
	Hexion U.S. Pension Plan	0.48	6,657	—
	Hexion Supplemental Plan (3)	—	9,102	—

(1)
The number of years of credit service set forth in column (c) reflects benefit service years, which are used to determine benefit accrual under the applicable plan, and do not necessarily reflect the NEO's years of vested service.

(2)	Mr. Johns does not participate in the Hexion U.S. Pension Plan or the Hexion Supplemental Plan.

(3)
Mr. Plante received a contribution of $6,884 to this plan in 2010 to compensate him for a reduced qualified pension benefit in 2009 resulting from a plan freeze, and is not related to years of benefit service.

Narrative to Pension Benefits Table
Hexion U.S. Pension Plan and Hexion Supplemental Plan
The benefits associated with the Hexion U.S. Pension Plan and Hexion Supplemental Plan were frozen June 30, 2009, and January 1, 2009, respectively. Although participants will continue to receive interest credits under the plans, no additional benefit credits will be provided. Prior to the freeze, the Hexion U.S. Pension Plan provided benefit credits equal to 3% of earnings to the extent that this credit does not exceed the Social Security wage base for the year plus 6% of eligible earnings in excess of the social security wage base to covered U.S. associates, subject to the IRS-prescribed limit applicable to tax-qualified plans.
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
Under both the Hexion U.S. Pension Plan and Hexion Supplemental Plan, eligible earnings included annual incentive awards that were paid currently, but excluded any long-term incentive awards. Historically, the accrued benefits earned interest credits based on one-year Treasury bill rates until the participant begins to receive benefit payments. Effective January 1, 2012, the plans were amended to provide a minimum interest crediting rate of 300 basis points. The interest rate determined under the plan for fiscal 2015 was 3.0%. Participants vest after the completion of three years of service.
For a discussion of the assumptions applied in calculating the benefits reported in the table above, please see Note 10 to our Consolidated Financial Statements included in Part II of Item 8 in this Annual Report on Form 10-K.
Hexion Canada Pension Plan
The Hexion Canada Inc. Employees Retirement Income Plan (“Hexion Canada Pension Plan”) is a non-contributory defined benefit plan covering eligible Canadian associates. An associate is eligible to participate and vest in the Plan after two years of continued service following the associate’s date of hire. A participant's years of service and salary determine the benefits earned each year. Mr. Plante is an inactive participant in this plan and no longer earns benefit credits; however, he continues to earn service credits through his employment with the U.S. affiliate of the Plan sponsor. Mr. Plante is eligible for early retirement under the Hexion Canada Pension Plan.  The assumptions applied in calculating the benefits reported in the table above for the Hexion Canada Pension Plan include a discount rate of 4.1%.
Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans – 2015
The following table presents information with respect to each defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.
NONQUALIFIED DEFERRED COMPENSATION TABLE - FISCAL 2015

Name (a)	Executive Contributions in Last FY ($) (b)	Registrant Contributions in Last FY ($) (c)	Aggregate Earnings (Loss) in Last FY ($) (d)	Aggregate Withdrawals/ Distributions ($) (e)	Aggregate Balance at Last FYE ($) (f)
Craig O. Morrison
Hexion Supplemental Plan	—	—	12,636	—	927,440
Hexion SERP [1]	—	47,638	3,259	—	263,179
Hexion 2004 DC Plan [2]	—	—	132,666	—	207,441
William H. Carter
Hexion Supplemental Plan	—	—	24,206	—	1,776,586
Hexion SERP [1]	—	28,907	1,895	—	153,680
Hexion 2004 DC Plan [2]	—	—	106,133	—	165,953
Joseph P. Bevilaqua
Hexion Supplemental Plan	—	—	4,956	—	363,774
Hexion SERP [1]	—	19,553	1,646	—	130,637
Hexion 2004 DC Plan [2]	—	—	44,222	—	69,147
Douglas A. Johns
Hexion SERP [1]	—	—	—	—	—
2011 Equity Plan Tranche A RDUs [3]	—	1,562	8,316	—	17,338
Dale N. Plante
Hexion SERP [1]	—	33,297	1,433	—	121,374

(1)
The amount shown in column (c) for the Hexion SERP is included in the All Other Compensation column of the Summary Compensation Table for 2014. These amounts were earned in 2014 and credited to the accounts by Hexion in 2015. The amount shown for Mr. Plante includes $5,300 credited in 2015 for a 2% discretionary contribution on 2015 earnings below the IRS qualified plan compensation limit of $265,000 provided under his terms of employment.

(2)
The amount shown in column (f) is based on the number of vested units multiplied by the value of a common unit of Hexion Holdings on December 31, 2015, as determined by Hexion Holdings' Board of Managers for management equity purposes. In the Summary Compensation Table in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, the Company reported the amount of a bonus for Mr. Carter and restricted stock payments for Messrs. Morrison and Bevilaqua, a portion of which were deferred in the form of stock units.

(3)
The amount shown in column (c) is based on the number of vested units multiplied by the value of a common unit of Hexion Holdings on the date of vesting, as determined by Hexion Holdings' Board of Managers for management equity purposes. The amount shown in column (f) is based on the number of vested units multiplied by the value of a common unit of Hexion Holdings on December 31, 2015, as determined by Hexion Holdings' Board of Managers for management equity purposes. The grant date fair value of these units is included in the 2011 “Stock Awards” column of the Summary Compensation Table. The grant date fair value was reported in our Summary Compensation Table for 2011 as compensation. The number of Tranche A restricted units held by Mr. Johns is 20,160.

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
Hexion SERP
The Company adopted the Hexion SERP in 2011 to provide certain of its executives and other highly compensated associates, including our NEOs, an annual contribution of 5% of eligible earnings above the maximum limitations set by the IRS for contributions to a qualified pension plan. The Hexion SERP is an unfunded non-qualified plan. Account credits are made to the plan during the second quarter of each year. Interest credits are provided in the participant's SERP accounts at an interest rate determined by the Company, which has been defined as the rate equivalent to the stable value fund of the 401(k) Plan with a 300 basis point minimum. This deferred compensation is paid six months following termination of employment. The Company has agreed to provide discretionary credits on a quarterly basis to Mr. Plante's SERP account to compensate him for the difference in employer match he receives in the 401(k) Plan versus the employer match he was eligible for under the Canadian defined contribution plan. This credit is 2% of earnings eligible for employer match in the 401(k) Plan for the years 2009 through 2010, excluding the period during which the employer match was suspended, and from 2011 forward.
Hexion 2004 DC Plan
In 2004, in connection with Apollo's acquisition of the Company, Messrs. Morrison, Carter and Bevilaqua deferred the receipt of compensation and were credited with a number of deferred stock units in Hexion LLC equal in value to the amount of compensation deferred. At December 31, 2015, Mr. Morrison held 241,211 of such units; Mr. Carter held 192,969 of such units; and Mr. Bevilaqua held 80,403 of such units. At the time of the 2010 combination of the Company and MPM, the deferred stock units were converted to units of Hexion Holdings. These deferred stock units are held pursuant to the 2004 DC Plan, which is an unfunded plan, and are distributable upon termination of employment or retirement. In certain instances, the Company may distribute a cash equivalent rather than stock units.
2011 Equity Plan
As described in the Long-Term Incentive Award section of the Compensation Discussion and Analysis section of this report, certain awards held by Mr. Johns pursuant to the 2011 Equity Plan were terminated at the time of MPM’s emergence from bankruptcy and reinstated in May 2015 in connection with his employment arrangement. This included the final 25% of his Tranche A RDUs (5,040 RDUs) which were then delivered to Mr. Johns following his employment by the Company.

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

•
an agreement not to compete with the Company for the term of their severance period, or, in the case of a termination by the Company for cause or by the executive without good reason, for 12 months following the date they cease receiving any payments from the Company related to salary, bonus or severance; and

•	a non-solicitation agreement for an additional year beyond the date they cease receiving any payment from the Company related to salary, bonus or severance.
Under Mr. Plante's terms of employment, he would receive 18 months of continued base salary if his employment is terminated through no fault of his own. Mr. Plante has an agreement not to compete with the Company and not to solicit Company associates for one year following termination for any reason, as well as a confidentiality agreement.
Under Mr. Johns’ terms of employment, he would receive 18 months of continued base salary if his employment is terminated by the Company without cause. Mr. Johns has an agreement not to compete with the Company and not to solicit Company associates for one year following termination for any reason, as well as a confidentiality agreement. In addition, upon termination by the Company without cause or resignation for good reason, Mr. Johns has a right to require the Company to repurchase his Hexion Holdings units for their original cost, under the MPM 2007 Plan, as shown in the table below.
The following table describes payments our NEOs would have received had the individual’s employment been terminated by the Company without cause, or in the case of Messrs. Morrison, Bevilaqua and Carter, by the executive for good reason, as of December 31, 2015.

Name	Cash Severance ($) (1)	Estimated Value of Benefits ($) (2)	2015 ICP ($) (3)	2004 DC Plan ($) (4)	MPM 2007 Plan ($)
Craig O. Morrison	1,275,000	37,221	998,909	207,441	—
William H. Carter	1,573,396	33,414	739,614	165,953	—
Joseph P. Bevilaqua	946,662	26,782	794,969	69,147	—
Douglas A. Johns	775,819	30,307	425,475	—	250,000
Dale N. Plante	683,036	12,155	110,816	—	—

(1)
This column reflects cash severance payments due under the NEO's employment agreement, or under the applicable severance guidelines of the Company, as described above, based on salary as of December 31, 2015.

(2)	This column reflects the estimated value of health care benefits and outplacement services. The values are based upon the Company's estimated cost of providing such benefits as of December 31, 2015.

(3)
This column reflects the amount earned by each executive under the 2015 ICP, which would be paid if he or she was employed on December 31, 2015, but incurred a termination of employment without cause prior to payment. The incentive payment would be forfeited if the executive resigns or incurs a termination of employment by the Company for cause prior to payment.

(4)	This column reflects the value of the common units or cash that would be distributed under the 2004 DC Plan, using the year-end unit value as determined by the Hexion Holdings Board of Managers.
In addition to these benefits, our NEOs would also generally be entitled to receive the benefits set forth above in the Pension Benefits Table and Nonqualified Deferred Compensation Table following a termination of employment for any reason.
Change-in-Control Payments
As noted above in the Narrative to the Outstanding Equity Awards Table, our NEOs will also be entitled to accelerated vesting of their outstanding unvested equity awards under the 2007 Long-Term Plan and the 2011 Equity Plan in connection with certain corporate transactions or change-in-control transactions. The exercise prices of all of the options held by our NEOs at December 31, 2015, exceeded the year-end unit value as determined by the Hexion Holdings’ Board of Managers for management equity purposes.

In January 2016, Mr. Carter retired from the Company. Pursuant to an agreement at the time of his retirement, Mr. Carter is entitled to receive the following payments and benefits: (i) 2015 ICP as shown in the table above, (ii) 2014 LTIP payment in April 2016 in the amount of $1,515,555, and (iii) 192,969 units of Hexion Holdings under the 2004 DC Plan, the current cash value of which is shown in the table above. The Company also waived the termination of Mr. Carter’s unvested equity awards to allow them to continue to vest through their scheduled vesting dates and waived the expiration of his vested equity awards to allow them to remain exercisable through December 31, 2020, subject to earlier cancellation in accordance with the applicable plan terms.
Director Compensation - Fiscal 2015
The following table presents information regarding the compensation earned or paid during 2015 to our directors who are not also NEOs and who served on our Board of Directors or the Board of Managers of Hexion Holdings during the year.

Name (a)	Fees Earned or Paid in Cash ($) (b) (1)	Total ($) (h)
William H. Joyce	87,000	87,000
Robert Kalsow-Ramos	94,000	94,000
Scott M. Kleinman	88,000	88,000
Geoffrey A. Manna	91,000	91,000
Jonathan Rich	87,000	87,000
David B. Sambur	93,000	93,000
Marvin O. Schlanger	89,000	89,000

(1)	The amount shown in column (b) reflects the total fees earned or paid for services to Hexion Holdings.
Narrative to the Director Compensation Table
Each of our directors who is not an associate or officer of the Company receives an annual retainer of $75,000 payable quarterly in advance. In addition, each such director receives $2,000 for each meeting of the Board or a committee of the Board that he attends in person and $1,000 for attending teleconference meetings or for participating in regularly scheduled in-person meetings via teleconference. Directors who received director fees for serving on the Hexion Holdings Board of Managers during 2015 did not receive additional compensation for their service on the Company’s Board of Directors.
During 2015, there were no stock or option awards granted to directors, and there are no outstanding, unvested stock awards held by these directors. The aggregate number of unexercised option awards held by our directors at December 31, 2015 is shown in the following table.

Director	Unexercised Option Awards	Vested (#)
William H. Joyce	127,103	127,103
Robert Kalsow-Ramos	—	—
Scott M. Kleinman	213,850	185,709
Geoffrey A. Manna	—	—
Jonathan Rich	2,941,385	1,013,795
David B. Sambur	50,000	50,000
Marvin O. Schlanger	405,470	405,470
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
Messrs. Kleinman, Sambur, and Kalsow-Ramos, whose names appear on the Compensation Committee Report above, are employed by Apollo Management, L.P., our indirect controlling shareholder. Neither of these directors is or has been an executive officer of the Company. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of our Compensation Committee during the fiscal year ended December 31, 2015.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Hexion Holdings is our ultimate parent company and indirectly owns 100% of our capital stock. The following table sets forth information regarding the beneficial ownership of Hexion Holdings common units, as of March 1, 2016, and shows the number of units and percentage owned by:

•	each person known to beneficially own more than 5% of the common units of Hexion Holdings;

•	each of Hexion’s 2015 Named Executive Officers;

•	each current member of the Board of Managers of Hexion Holdings; and

•	all of the executive officers and current members of the Board of Managers of Hexion Holdings as a group.
As of March 1, 2016, Hexion Holdings had 308,813,964 common units issued and outstanding. The amounts and percentages of common units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated common units, and has not pledged any such units as security.

	Beneficial Ownership of Equity Securities
Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Apollo Funds (1)	278,426,128	86.3%
ASF Radio, L.P. (2)	25,491,297	7.9%
Geoffrey A. Manna (3)	—	*
Scott M. Kleinman (4) (5)	185,709	*
David B. Sambur (4) (5)	50,000	*
William H. Joyce (6)	127,103	*
Robert Kalsow-Ramos (4)	—	*
Jonathan D. Rich (7)	1,495,692	*
Marvin O. Schlanger (8)	1,027,068	*
Craig O. Morrison (9) (12)	1,574,201	*
William H. Carter (10) (12)	1,521,819	*
Joseph P. Bevilaqua (11) (12)	757,838	*
Douglas A. Johns (12)	464,144	*
Dale N. Plante (12) (13)	277,077	*
All Managers and Executive Officers as a group (14)	9,586,585	3.0%

*	less than 1%

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
Leon Black, Joshua Harris and Marc Rowan are the managers of each of Management Holdings GP and Principal Holdings I GP, as well as executive officers of Management Holdings GP, and as such may be deemed to have voting and dispositive control of the common units held of record by the Apollo Funds. The address of each of the Apollo Funds, AIF IV Hexion GP, AIF V Hexion GP, the AIF IV Funds, Advisors IV, ACM IV, the AIF V Funds, Advisors V, ACM V, Advisors VI, ACM VI, Principal Holdings I and Principal Holdings I GP is One Manhattanville Road, Suite 201, Purchase, New York 10577. The address of each of Management IV, Management V, AIF V LLC, Management VI, AIF VI LLC, Apollo Management, Management GP, Management Holdings, Management Holdings GP, and Messrs. Black, Harris and Rowan, is 9 West 57th Street, 43rd Floor, New York, New York 10019.

(2)
Includes 6,003,363 shares issuable upon exercise of a warrant issued on December 4, 2006. Also includes 77,103 common units issuable upon the exercise of an option that is currently exercisable. The address of ASF Radio, L.P. is 1370 Avenue of the Americas, New York, New York 10019.

(3)	The address for Mr. Manna is 2525 Ponce de Leon Blvd., Suite 300, Coral Gables, FL 33146.

(4)	The address for Messrs Kleinman, Sambur and Kalsow-Ramos is c/o Apollo Management L.P., 9 West 57th Street, New York, New York 10019.

(5)	Represents common units issuable upon the exercise of options currently exercisable, or exercisable by April 30, 2016.

(6)	The address for Dr. Joyce is c/o Advanced Fusion Systems LLC, 11 Edmond Road, Newtown, CT 06470.

(7)	The address for Dr. Rich is c/o Berry Plastics Corporation, 101 Oakley Street, Evansville, IN 47710.

(8)	The address for Mr. Schlanger is c/o Cherry Hill Chemical Investments, One Greentree Centre, 10000 Lincoln Drive East, Suite 201, Marlton, NJ 08053.

(9)
Includes 1,477,368 common units issuable upon the exercise of options currently exercisable or exercisable by April 30, 2016. Does not include 241,211 vested deferred units credited to Mr. Morrison’s account.

(10)	Includes 1,251,382 common units issuable upon the exercise of options currently exercisable or exercisable by April 30, 2016.

(11)
Includes 696,666 common units issuable upon the exercise of options currently exercisable or exercisable by April 30, 2016. Does not include 80,403 vested deferred units credited to Mr. Bevilaqua’s account.

(12)	The address for Messrs. Morrison, Carter, Bevilaqua and Plante and Johns is c/o Hexion Inc., 180 E. Broad St., Columbus, Ohio 43215.

(13)	Includes 238,703 common units issuable upon the exercise of options currently exercisable or exercisable by April 30, 2016.

(14)
Includes 7,626,866 common units issuable upon the exercise of options granted to our directors and executive officers that are currently exercisable or exercisable by April 30, 2016. Does not include 424,153 of vested deferred common stock units.

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
Related Transactions
Management Consulting Agreement
We are subject to an Amended and Restated Management Consulting Agreement with Apollo (the “Management Consulting Agreement”) that renews on an annual basis, unless notice to the contrary is given by either party. Under the Management Consulting Agreement, we receive certain structuring and advisory services from Apollo and its affiliates. The Management Consulting Agreement provides indemnification to Apollo, its affiliates and their directors, officers and representatives for potential losses arising from these services. Apollo is entitled to an annual fee equal to the greater of $3 million or 2% of our Adjusted EBITDA. Apollo elected to waive charges of any portion of the annual management fee due in excess of $3 million for the year ended December 31, 2015. During the year ended December 31, 2015, we recognized an expense under the Management Consulting Agreement of $3 million. The Management Consulting Agreement also provides for a lump-sum settlement equal to the net present value of the remaining annual management fees payable under the remaining term of the agreement in connection with a sale or initial public offering by us.
Shared Services Agreement and Other Agreements with MPM and its Subsidiaries
On October 1, 2010, we entered into a shared services agreement with MPM (the “Shared Services Agreement”). Under this agreement, we provide to MPM, and MPM provides to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, legal and procurement services. The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between the parties. Service costs in 2015 were allocated 57% to us and 43% to MPM, except to the extent that 100% of any cost was demonstrably attributable to or for the benefit of either MPM or us, in which case the total cost was allocated 100% to such party. The allocation percentage is reviewed at least annually. The Shared Services Agreement remains in effect until terminated according to its terms. Either party may terminate the agreement for convenience, without cause, by giving written notice not less than 30 days prior to the effective date of termination.
Pursuant to this agreement, during the year ended December 31, 2015, we incurred approximately $70 million of net costs for shared services and MPM incurred approximately $60 million of net costs for shared services. Included in the net costs incurred during the year ended December 31, 2015 were net billings from us to MPM of $35 million. These net billings were made to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to 57% for us and 43% for MPM, as well as to reflect costs allocated 100% to one party. We had accounts receivable from MPM of $7 million as of December 31, 2015, and no accounts payable to MPM.

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
We also sell products to, and purchase products from, MPM pursuant to a Master Buy/Sell Agreement dated as of September 6, 2012 (the “Master Buy/Sell Agreement”). Prices under the agreement are determined by a formula based upon certain third party sales of the applicable product, or in the event that no qualifying third party sales have taken place, based upon the average contribution margin generated by certain third party sales of products in the same or a similar industry. The standard terms and conditions of the seller in the applicable jurisdiction apply to transactions under the Master Buy/Sell Agreement. The Master Buy/Sell Agreement has an initial term of 3 years and may be terminated for convenience by either party thereunder upon 30 days' prior notice. A subsidiary of MPM also acted as a non-exclusive distributor in India for certain of our subsidiaries pursuant to Distribution Agreements dated as of September 6, 2012 (the “Distribution Agreements”). Prices under the Distribution Agreements were determined by a formula based on the weighted average sales price of the applicable product less a margin. The Distribution Agreements had initial terms of 3 years and were terminated by mutual agreement on March 9, 2015. Pursuant to these agreements and other purchase orders, we sold $1 million of products to MPM during 2015, and we purchased $3 million of products from MPM. As of December 31, 2015, we had less than $1 million of accounts receivable from MPM and less than $1 million of accounts payable to MPM related to these agreements.
Purchases and Sales of Products and Services with Affiliates Other than MPM
We sell products to various Apollo affiliates other than MPM. These sales were $59 million for the year ended December 31, 2015. Accounts receivable from these affiliates were less than $1 million at December 31, 2015. We also purchase raw materials and services from various Apollo affiliates other than MPM. These purchases were $3 million for the year ended December 31, 2015. We had accounts payable to these affiliates of less than $1 million at December 31, 2015.
Participation of Apollo Global Securities in Refinancing Transactions
In April 2015, Apollo Global Securities, LLC, an affiliate of Apollo, acted as one of the initial purchasers and received less than $1 million in connection with the sale of the $315 million aggregate principal amount of our 10.00% First-Priority Senior Secured Notes due 2020.
Other Transactions and Arrangements
We sell finished goods to, and purchase raw materials from, the foundry joint venture between us and HA-USA, Inc. (“HAI”). We also provide toll-manufacturing and other services to HAI. Our investment in HAI is recorded under the equity method of accounting, and the related sales and purchases are not eliminated from our Consolidated Financial Statements. However, any profit on these transactions is eliminated in our Consolidated Financial Statements to the extent of our 50% interest in HAI. Sales and services provided to HAI were $72 million for the year ended December 31, 2015. Accounts receivable from HAI were $1 million at December 31, 2015. Purchases from HAI were $16 million for the year ended December 31, 2015. We had accounts payable to HAI of $1 million at December 31, 2015. Additionally, HAI declared dividends to us of $19 million during the year ended December 31, 2015. No amounts remain outstanding related to previously declared dividends as of December 31, 2015.

Our purchase contracts with HAI represent a significant portion of HAI’s total revenue, and this factor results in us absorbing the majority of the risk from potential losses or the majority of the gains from potential returns. However, we do not have the power to direct the activities that most significantly impact HAI, and therefore, do not consolidate HAI. The carrying value of HAI’s assets were $44 million at December 31, 2015 and the carrying value of HAI’s liabilities were $14 million at December 31, 2015.
In February 2013, we resolved a dispute with HAI regarding the prices HAI paid to us for raw materials used to manufacture dry and liquid resins. As part of the resolution, we will provide discounts to HAI on future purchases of dry and liquid resins totaling $16 million over a period of three years. During the year ended December 31, 2015, we issued $5 million of discounts to HAI under this agreement. As of December 31, 2015, $1 million remained outstanding under this agreement.
We sell products and provide services to, and purchase products from, our other joint ventures which are recorded under the equity method of accounting. These sales were $33 million for the year ended December 31, 2015. Accounts receivable from these joint ventures were $10 million at December 31, 2015. These purchases were $33 million for the year ended December 31, 2015. We had accounts payable to these joint ventures of $2 million at December 31, 2015.
We had a loan receivable of $6 million and royalties receivable of $2 million from our unconsolidated forest products joint venture in Russia as of December 31, 2015.
In March 2014, we entered into a ground lease with a Brazilian subsidiary of MPM to lease a portion of MPM’s manufacturing site in Itatiba, Brazil for purposes of constructing and operating an epoxy production facility. In conjunction with the ground lease, we also entered into a site services agreement whereby MPM’s subsidiary will provide to us various services such as environmental, health and safety, security, maintenance and accounting, amongst others, to support the operation of this new facility. We paid less than $1 million to MPM under this agreement during the year ended December 31, 2015.
In April 2014, we purchased 100% of the interests in MPM’s Canadian subsidiary for a purchase price of approximately $12 million. As a part of the transaction we also entered into a non-exclusive distribution agreement with a subsidiary of MPM, whereby we will act as a distributor of certain of MPM’s products in Canada. The agreement has a term of 10 years, and is cancelable by either party with 180 days’ notice. We are compensated for acting as distributor at a rate of 2% of the net selling price of the related products sold. During the year ended December 31, 2015, we purchased approximately $28 million of products from MPM under this distribution agreement, and earned $1 million from MPM as compensation for acting as distributor of the products. As of December 31, 2015, we had $2 million of accounts payable to MPM related to the distribution agreement.
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

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES
PricewaterhouseCoopers LLP (“PwC”) is the Company’s principal accounting firm. The following table sets forth the fees billed by PwC to the Company in 2015 and 2014 (in millions):

	PwC
	2015	2014
Audit fees (1)	$5.4	$5.1
Audit-related fees (2)	0.2	0.2
Tax Fees (3)	0.3	—
Other Fees (4)	0.1	0.1
Total	$6.0	$5.4

(1)
Audit Fees: This category includes fees and expenses billed by PwC for the audits of the Company’s financial statements and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q. This category includes audit fees and expenses for engagements performed at U.S. and international locations, including stand-alone audits of Hexion International Holdings Cooperatief U.A. for the fiscal years ended December 31, 2015 and 2014.

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

(3)	Exhibits Required by SEC Regulation S-K – The following Exhibits are filed herewith or incorporated herein by reference:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
2.1†	Transaction Agreement dated as of April 22, 2005 among RPP Holdings, Resolution Specialty Materials Holdings LLC, BHI Acquisition Corp., BHI Merger Sub One, BHI Merger Sub Two Inc. and Borden Chemical Inc.	S-1/A	333-124287	2.1	7/15/2005
2.2†	SOC Resins Master Sale Agreement dated July 10, 2000 among Shell Oil Company, Resin Acquisition, LLC and Shell Epoxy Resins Inc.	S-4	333-57170	2.1	3/16/2001
2.3†	SPNV Resins Sale Agreement dated as of September 11, 2000 between Shell Petroleum N.V. and Shell Epoxy Resins Inc.	S-4	333-57170	2.2	3/16/2001
2.4	Assignment and Assumption Agreement dated November 13, 2000 between Shell Epoxy Resins Inc. and Shell Epoxy Resins LLC	S-4	333-57170	2.3	3/16/2001
2.5	Assignment and Assumption Agreement dated November 14, 2000 between Resin Acquisition, LLC and RPP Holdings LLC	S-4	333-57170	2.4	3/16/2001
2.6	Agreement of Combination with Momentive Performance Materials Holdings Inc on September 11, 2010	8-K	001-00071	99.1	9/13/2010
3.1	Restated Certificate of Incorporation of Hexion Inc. dated as of January 15, 2015	10-K	001-00071	3.1	3/10/2015
3.2	Amended and Restated Bylaws of Hexion Inc.	10-K	001-00071	3.2	3/10/2015
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
		S-3	33-45770	4(a) thru 4(d)
4.3	Indenture, dated as of January 29, 2010, by and among Hexion Finance Escrow LLC, Hexion Escrow Corporation and Wilmington Trust FSB, as trustee, related to the $1,000,000,000 8.875% Senior Secured Notes due 2018	8-K	001-00071	4.1	2/4/2010
4.4	Supplemental Indenture, dated as of January 29, 2010, by and among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, the guarantors party thereto and Wilmington Trust FSB, as trustee, related to the 8.875% Senior Secured Notes due 2018	8-K	001-00071	4.2	2/4/2010
4.5	Supplemental Indenture, dated as of June 4, 2010, by and among NL COOP Holdings LLC, Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, the guarantors party thereto and Wilmington Trust Company, as trustee, related to the 8.875 Senior Secured Notes due 2018	8-K	001-00071	4.1	6/9/2010
4.6	Indenture, dated as of November 5, 2010, among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, the Company, the guarantors named therein and Wilmington Trust Company, as trustee, related to the $574,016,000 9.0% Second-Priority Senior Secured Notes due 2020	8-K	001-00071	4.1	11/12/2010
4.7	Indenture, dated as of March 14, 2012, among Hexion U.S. Finance Corp., Momentive Specialty Chemicals Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, related to the $450,000,000 First-Priority Senior Secured Notes due 2020	8-K	001-00071	4.1	3/20/2012
4.8	Second Supplemental Indenture, dated as of January 14, 2013, among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, Momentive Specialty Chemicals Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee, related to the additional $200,000,000 8.875% Senior Secured Notes due 2018	8-K	001-00071	4.1	1/18/2013

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
4.9	First Supplemental Indenture, dated as of January 31, 2013, among Hexion U.S. Finance Corp., Momentive Specialty Chemicals Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee, related to the additional $1,100,000,000 First-Priority Senior Secured Notes due 2020	8-K	001-00071	4.1	2/6/2013
4.10	Second Supplemental Indenture, dated as of March 28, 2013, by and among Hexion U.S. Finance Corp., the guarantors party thereto and Wilmington Trust, National Association, as trustee, related to the 6.625% First-Priority Senior Secured Notes due 2020	8-K	001-00071	4.1	4/3/2013
4.11	Third Supplemental Indenture, dated as of December 2, 2014, by and among Momentive Specialty Chemicals Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee, related to the 6.625% First-Priority Senior Secured Notes due 2020	8-K	001-00071	4.1	12/2/2014
4.12	Third Supplemental Indenture, dated as of December 2, 2014, by and among Momentive Specialty Chemicals Inc., Hexion Nova Scotia Finance ULC, the guarantors party thereto and Wilmington Trust, National Association, as trustee, related to the 8.875% Senior Secured Notes due 2018	8-K	001-00071	4.2	12/2/2014
4.13	First Supplemental Indenture, dated as of December 2, 2014, by and among Momentive Specialty Chemicals Inc., Hexion Nova Scotia Finance ULC, the guarantors party thereto and Wilmington Trust Company, as trustee, related to the 9.00% Second-Priority Senior Secured Notes due 2020	8-K	001-00071	4.3	12/2/2014
10.1‡	BHI Acquisition Corp. 2004 Deferred Compensation Plan	10-Q	001-00071	10(iv)	11/15/2004
10.2‡	BHI Acquisition Corp. 2004 Stock Incentive Plan	10-Q	001-00071	10(v)	11/15/2004
10.3‡	Resolution Performance Products Inc. 2000 Stock Option Plan	S-4	333-57170	10.26	3/16/2001
10.4‡	Resolution Performance Products Inc. 2000 Non - Employee Directors Stock Option Plan	S-4	333-57170	10.27	3/16/2001
10.5‡	Amended and Restated Resolution Performance Products, Inc. Restricted Unit Plan, as amended and restated May 31, 2005	S-1/A	333-124287	10.34	9/19/2005
10.6‡	Form of Non-Qualified Stock Option Agreement between BHI Acquisition Corp. and certain optionees	S-4	333-122826	10.12	2/14/2005
10.7‡	Resolution Specialty Materials Inc. 2004 Stock Option Plan	S-1/A	333-124287	10.52	7/15/2005
10.8‡	Form of Nonqualified Stock Option Agreement for Resolution Specialty Materials Inc. 2004 Stock Option Plan	S-1/A	333-124287	10.53	7/15/2005
10.9‡	Form of Nonqualified Stock Option Agreement for Resolution Performance Products Inc. 2000 Stock Option Plan	S-1/A	333-124287	10.54	7/15/2005
10.10‡	Form of Nonqualified Stock Option Agreement for Resolution Performance Products Inc. 2000 Non-Employee Director Stock Option Plan	S-1/A	333-124287	10.55	7/15/2005
10.11‡	Hexion LLC 2007 Long-Term Incentive Plan dated April 30, 2007	10-Q	001-00071	10.1	8/14/2007
10.12	Amended and Restated Investor Rights Agreement dated as of May 31, 2005 between Hexion LLC, Hexion Specialty Chemicals, Inc. and the holders that are party thereto	S-1/A	333-124287	10.63	7/15/2005
10.13	Registration Rights Agreement dated as of May 31, 2005 between Hexion Specialty Chemicals, Inc. and Hexion LLC	S-1/A	333-124287	10.64	7/15/2005
10.14‡	Amended and Restated Executives’ Supplemental Pension Plan for Hexion Specialty Chemicals, Inc., dated as of September 7, 2005	8-K	001-00071	10	9/12/2005
10.15	Borden, Inc. Advisory Directors Plan dated 7/1/89	10-K	001-00071	10(viii)	7/1/1989
10.16‡	Amended and Restated Employment Agreement dated as of August 12, 2004 between Hexion Specialty Chemicals, Inc. and Craig O. Morrison	10-Q	001-00071	10(i)	11/15/2004
10.17‡	Amended and Restated Employment Agreement dated as of August 12, 2004 between Hexion Specialty Chemicals, Inc. and Joseph P. Bevilaqua	10-Q	001-00071	10(ii)	11/15/2004
10.18‡	Summary of Terms of Employment between Hexion Specialty Chemicals, Inc. and Joseph P. Bevilaqua dated August 10, 2008	10-K	001-00071	10.23	3/9/2010
10.19‡	Amended and Restated Employment Agreement dated as of August 12, 2004 between Hexion Specialty Chemicals, Inc. and William H. Carter	10-Q	001-00071	10(iii)	11/15/2004
10.20‡	Summary of Terms of Employment between Hexion Specialty Chemicals, Inc. and Judith A. Sonnett dated September 21, 2007	10-K	001-00071	10.29	3/9/2010
10.21‡	Addition of Terms of Employment between Hexion Specialty Chemicals, Inc. and Dale N. Plante, Supplement to August 2008 Promotional Employment Offer dated as of July 16, 2009	10-K	001-00071	10.27	2/28/2011
10.22‡	Momentive Specialty Chemicals Inc. Supplemental Executive Retirement Plan, dated as of December 31, 2011	8-K	001-00071	99.1	1/6/2012

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.23	Master Asset Conveyance and Facility Support Agreement, dated as of December 20, 2002, between Borden Chemical and Borden Chemicals and Plastics Operating Limited Partnership	10-K	001-00071	(10)(xxvi)	3/28/2003
10.24	Environmental Servitude Agreement, dated as of December 20, 2002, between Borden Chemical and Borden Chemicals and Plastics Operating Limited Partnership	10-K	001-00071	(10)(xxvii)	3/28/2003
10.25	Intellectual Property Transfer and License Agreement and Contribution Agreement dated as of November 14, 2000 between Shell Oil Company and Shell Epoxy Resins LLC	S-4	333-57170	10.13	3/16/2001
10.26	Intellectual Property Transfer and License Agreement and Contribution Agreement dated as of November 14, 2000 between Shell Internationale Research Maatschappij B.V. and Shell Epoxy Resins Research B.V	S-4	333-57170	10.14	3/16/2001
10.27	First Amended and Restated Deer Park Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2000 between Shell Chemical Company, for itself and as agent for Shell Oil Company, and Shell Epoxy Resins LLC	S-4	333-57170	10.19	3/16/2001
10.28	First Amended and Restated Pernis Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2000 between Resolution Europe B.V. (f/k/a Resolution Nederland B.V., f/k/a Shell Epoxy Resins Nederland B.V.) and Shell Nederland Raffinaderij B.V.	S-4	333-57170	10.21	3/16/2001
10.29	First Amended and Restated Pernis Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2000 between Resolution Europe B.V. (f/k/a Resolution Nederland B.V., f/k/a Shell Epoxy Resins Nederland B.V.) and Shell Nederland Chemie B.V.	S-4	333-57170	10.22	3/16/2001
10.30†	Second Amended and Restated Norco Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2004 between Shell Chemical L.P. and Resolution Performance Products LLC.	10-K	001-00071	10.45	3/22/2007
10.31	Deer Park Ground Lease and Grant of Easements dated as of November 1, 2000 between Shell Oil Company and Shell Epoxy Resins LLC	S-4	333-57170	10.23	3/16/2001
10.32	Norco Ground Lease and Grant of Servitudes dated as of November 1, 2000 between Shell Oil Company and Shell Epoxy Resins LLC	S-4	333-57170	10.24	3/16/2001
10.33	Amended and Restated Agreement of Sub-Lease (Pernis) dated as of November 1, 2000 between Resolution Europe B.V. (f/k/a Resolution Nederland B.V., f/k/a Shell Epoxy Resins Nederland B.V.) and Shell Nederland Raffinaderij B.V.	S-4	333-57170	10.25	3/16/2001
10.34	Amended and Restated Management Consulting Agreement dated as of May 31, 2005 between Borden Chemical, Inc. and Apollo Management V, L.P.	S-1/A	333-124287	10.66	7/15/2005
10.35	Collateral Agreement dated as of November 3, 2006 among Hexion Specialty Chemicals, Inc. and subsidiary parties thereto, and Wilmington Trust Company, as Collateral Agent	10-K	001-00071	10.57	3/11/2009
10.36	Settlement Agreement and Release, dated December 14, 2008, among Huntsman Corporation, Jon M. Huntsman, Peter R. Huntsman, Hexion Specialty Chemicals, Inc., Hexion LLC, Nimbus Merger Sub, Inc., Craig O. Morrison, Leon Black, Joshua J. Harris and Apollo Global Management, LLC and certain of its affiliates	8-K	001-00071	10.1	12/15/2008
10.37	Credit Agreement with exhibits and schedules dated as of March 3, 2009 among Hexion Specialty Chemicals, Inc., Borden Luxembourg S.a.r.l., Euro V (BC) S.a.r.l., Euro VI (BC) S.a.r.l. and AAA Co-Invest VI (EHS-BC) S.a.r.l.	10-Q	001-00071	10.4	8/13/2009
10.38	Indemnification Agreement dated as of March 3, 2009 among Apollo Management, L.P. and subsidiary parties thereto, Hexion LLC, Hexion Specialty Chemicals, Inc. and Nimbus Merger Sub Inc.	8-K	001-00071	10.3	3/3/2009
10.39	Intercreditor Agreement, dated as of January 29, 2010, by and among JPMorgan Chase Bank, as intercreditor agent, Wilmington Trust FSB, as trustee and collateral agent, Hexion LLC, Hexion Specialty Chemicals, Inc. and certain subsidiaries	8-K/A	001-00071	10.1	2/4/2010
10.40	Collateral Agreement dated and effective as of January 29, 2010, among Hexion Specialty Chemicals, Inc., each Subsidiary Party thereto and Wilmington Trust FSB, as collateral agent	8-K	001-00071	10.4	2/4/2010
10.41	SUPPLEMENT dated as of June 4, 2010, to the Collateral Agreement dated as of January 29, 2010, among HEXION SPECIALTY CHEMICALS, INC., a New Jersey corporation, each Subsidiary Party party thereto and WILMINGTON TRUST FSB, as Collateral Agent (in such capacity, the “Collateral Agent”) for the Secured Parties (as defined therein)	8-K	001-00071	10.4	6/9/2010

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.42	SUPPLEMENT dated as of June 4, 2010, to the Collateral Agreement dated as of November 3, 2006, among HEXION SPECIALTY CHEMICALS, INC., a New Jersey corporation, each Subsidiary Party party thereto and WILMINGTON TRUST COMPANY, as Collateral Agent (in such capacity, the “Collateral Agent”) for the Secured Parties (as defined therein)	8-K	001-00071	10.5	6/9/2010
10.43	Registration Rights Agreement, dated November 5, 2010, among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, the Guarantors, including the Company, and Euro VI (BC) S.a r.l.	8-K	001-00071	4.3	11/12/2010
10.44	Joinder and Supplement to Collateral Agreement dated November 5, 2010 among the Company and subsidiary parties thereto, and Wilmington Trust Company, as trustee and collateral agent	8-K	001-00071	10.2	11/12/2010
10.45‡	Form of Restricted Deferred Unit Award Agreement of Momentive Performance Materials Holdings LLC	S-4	333-172943	10.7	3/18/2011
10.46‡	Form of Unit Option Agreement of Momentive Performance Materials Holdings LLC	S-4	333-172943	10.71	3/18/2011
10.47‡	Form of Director Unit Option Agreement of Momentive Performance Materials Holdings LLC	S-4	333-172943	10.72	3/18/2011
10.48‡	Management Investor Rights Agreement, dated as of February 23, 2011 by and among Momentive Performance Materials Holdings LLC and the Holders	S-4	333-172943	10.73	3/18/2011
10.49	Master Confidentiality and Joint Development Agreement entered into on March 17, 2011 by and between Momentive Performance Materials Inc. and Momentive Specialty Chemicals Inc.	8-K	001-00071	10.2	3/17/2011
10.50	Amendment Two to Second Amended and Restated Norco Site Services, Utilities, Materials and Facilities Agreement dated January 1, 2011 between Shell Chemical L.P. and Momentive Specialty Chemicals Inc.	10-Q	001-00071	10.2	5/13/2011
10.51	Joinder and Supplement to Intercreditor Agreement dated, January 29, 2010, by and among Wilmington Trust, National Association, as trustee, JPMorgan Chase Bank N.A., as intercreditor agent, Wilmington Trust, National Association, as trustee and collateral agent and as second-priority agent, Momentive Specialty Chemicals Holdings LLC, Momentive Specialty Chemicals Inc. and each subsidiary of Momentive Specialty Chemicals Inc. party thereto.	8-K	001-00071	10.4	3/20/2012
10.52	Fourth Joinder and Supplement to Intercreditor Agreement, dated as of March 14, 2013, by and among Wilmington Trust, National Association, as trustee, JPMorgan Chase Bank N.A., as intercreditor agent, Wilmington Trust Company, as trustee and collateral agent and as second-priority agent, Momentive Specialty Chemicals Holdings LLC, Momentive Specialty Chemicals Inc. and each subsidiary of Momentive Specialty Chemicals Inc. party thereto.	8-K	001-00071	10.5	3/20/2012
10.53‡	First Amended Resolution Specialty Materials Inc 2004 Stock Option Plan	10-Q	001-00071	10.1	11/13/2012
10.54‡	First Amended Hexion LLC 2007 Long-Term Incentive Plan	10-Q	001-00071	10.2	11/13/2012
10.55	Amendment to Third Amended and Restated Credit Agreement, dated as of January 14, 2013, among Momentive Specialty Chemicals Holdings LLC, Momentive Specialty Chemicals Inc., Momentive Specialty Chemicals Canada Inc., Momentive Specialty Chemicals B.V., Momentive Specialty Chemicals UK Limited, Borden Chemical UK Limited, the lenders party thereto from time to time, JPMorgan Chase Bank N.A., as administrative agent for the lenders and the other parties named therein.	8-K	001-00071	10.1	1/18/2013
10.56	Fifth Joinder and Supplement to Intercreditor Agreement, dated January 14, 2013, by and among Wilmington Trust, National Association, as trustee, JPMorgan Chase Bank N.A., as intercreditor agent, Wilmington Trust, National Association, as trustee and collateral agent and as second-priority agent, Momentive Specialty Chemicals Holdings LLC, Momentive Specialty Chemicals Inc. and each subsidiary of Momentive Specialty Chemicals Inc. party thereto.	8-K	001-00071	10.2	1/18/2013
10.57
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
		8-K	001-00071	10.1	2/6/2013

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.58	Additional Secured Party Consent, dated January 31, 2013, among Wilmington Trust Bank, National Association, as trustee and as authorized representative, JPMorgan Chase Bank, N.A., as applicable first lien representative and collateral agent, Momentive Specialty Chemicals Holdings LLC, Momentive Specialty Chemicals Inc. and subsidiaries of Momentive Specialty Chemicals Inc. party thereto.	8-K	001-00071	10.2	2/6/2013
10.59‡	Second Joinder and Supplement to Intercreditor Agreement, dated as of January 31, 2013, by and among Wilmington Trust, National Association, as trustee and senior-priority agent for the holders of the notes issued under the First Lien Indenture (as defined therein), JPMorgan Chase Bank, N.A., as intercreditor agent, Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as trustee and second-priority agent, Momentive Specialty Chemicals Holdings LLC, Momentive Specialty Chemicals Inc. and subsidiaries of Momentive Specialty Chemicals Inc. party thereto.	8-K	001-00071	10.3	2/6/2013
10.60	Amendment No. 1 to the Momentive Performance Materials Holdings LLC 2011 Equity Incentive Plan	8-K	001-00071	10.1	3/6/2013
10.61	Form of Restricted Deferred Unit Agreement of Momentive Performance Materials Holdings LLC	8-K	001-00071	10.2	3/6/2013
10.62	Form of Unit Option Agreement of Momentive Performance Materials Holdings LLC	8-K	001-00071	10.3	3/6/2013
10.63‡	Momentive Performance Materials Holdings LLC 2012 Long-Term Cash Incentive Plan	10-K	001-00071	10.92	4/1/2013
10.64‡	Amended and Restated Momentive Performance Materials Holdings LLC 2011 Equity Incentive Plan	10-K	001-00071	10.93	4/1/2013
10.65	Asset-Based Revolving Credit Agreement, dated as of March 28, 2013, by and among Momentive Specialty Chemicals Holdings LLC, Momentive Specialty Chemicals Inc., as U.S. borrower, Momentive Specialty Chemicals Canada Inc., as Canadian borrower, Momentive Specialty Chemicals B.V., as Dutch borrower, Momentive Specialty Chemicals UK Limited and Borden Chemical UK Limited, as U.K. borrowers, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, swingline lender and initial issuing bank.	8-K	001-00071	10.1	4/3/2013
10.66	ABL Intercreditor Agreement, dated as of March 28, 2013, by and among JPMorgan Chase Bank, N.A., as the ABL facility collateral agent, Wilmington Trust, National Association, as applicable first-lien agent and first-lien collateral agent, Momentive Specialty Chemicals Inc. and subsidiaries of Momentive Specialty Chemicals Inc. party thereto.	8-K	001-00071	10.2	4/3/2013
10.67‡	Collateral Agreement, dated as of March 28, 2013, by and among Momentive Specialty Chemicals Inc., subsidiaries of Momentive Specialty Chemicals Inc. party thereto and JPMorgan Chase Bank, N.A. as collateral agent.	8-K	001-00071	10.3	4/3/2013
10.68	Collateral Agreement, dated as of March 28, 2013, by and among Momentive Specialty Chemicals Inc., subsidiaries of Momentive Specialty Chemicals Inc. party thereto and Wilmington Trust, National Association, as collateral agent.	8-K	001-00071	10.4	4/3/2013
10.69	Third Joinder and Supplement to 1.5 Lien Intercreditor Agreement, dated as of March 28, 2013, by and among JPMorgan Chase Bank, N.A., as ABL credit agreement agent, former intercreditor agent and new intercreditor agent, Wilmington Trust, National Association, as 1.5 lien trustee, Wilmington Trust, National Association, as first lien trustee, Momentive Specialty Chemicals Holdings LLC, Momentive Specialty Chemicals Inc. and subsidiaries of Momentive Specialty Chemicals Inc. party thereto.	8-K	001-00071	10.5	4/3/2013
10.70	Joinder and Supplement to Second Lien Intercreditor Agreement, dated as of March 28, 2013, among JPMorgan Chase Bank, N.A., as ABL credit agreement agent, former intercreditor agent and new intercreditor agent, Wilmington Trust Company, as second-lien trustee, Wilmington Trust, National Association, as 1.5 lien trustee, Wilmington Trust, National Association, as first lien trustee, Momentive Specialty Chemicals Holdings LLC, Momentive Specialty Chemicals Inc. and subsidiaries of Momentive Specialty Chemicals Inc. party thereto.	8-K	001-00071	10.6	4/3/2013
10.71‡	Momentive Performance Materials Holdings LLC 2014 Incentive Compensation Plan	10-K	001-00071	10.87	3/31/2014
10.72‡	Second Amended and Restated Shared Services Agreement, dated as of October 24, 2014, by and among Momentive Specialty Chemicals Inc., Momentive Performance Materials Inc., and the subsidiaries of the Momentive Performance Materials Inc., party thereto	8-K	001-00071	10.1	10/30/2014
10.73‡	Momentive Performance Materials Holdings LLC Long-Term Cash Incentive Plan	10-Q	001-00071	10.1	11/10/2014
10.74‡	Form of 2014 Cash-based Long-Term Incentive Award Agreement	10-Q	001-00071	10.2	11/10/2014

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.75‡	Summary of Terms of Employment between Momentive Performance Materials Inc. and Douglas Johns dated October 3, 2010	10-K	001-00071	10.82	3/10/2015
10.76‡	Hexion Holdings LLC 2015 Incentive Compensation Plan	10-Q	001-00071	10.1	5/13/2015
10.77‡	Summary of Terms of Employment between Hexion Inc. and Douglas A. Johns dated May 6, 2015	10-Q	001-00071	10.1	8/12/2015
10.78	Amendment Agreement, dated as of July 27, 2015, among Hexion LLC, Hexion Inc., as U.S. borrower, Hexion Canada Inc., as Canadian borrower, Hexion B.V., as Dutch borrower, Hexion UK Limited and Borden Chemical UK Limited, as U.K. borrowers, Hexion GmbH, as German borrower, the other subsidiaries of Hexion LLC party thereto, as loan parties, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.	10-Q	001-00071	10.2	8/12/2015
10.79‡	Summary of Terms of Employment between Hexion Inc. and George F. Knight dated October 22, 2015					X
10.80	2015 Audited Financial Statements of Unconsolidated Affiliate of Hexion Inc.					X
12.1	Statement regarding Computation of Ratios					X
18.1	Letter from PricewaterhouseCoopers, dated May 13, 2015 regarding preferability of a change in accounting principle	10-Q	001-00071	18.1	5/13/2015
21.1	List of Subsidiaries of Hexion Inc.					X
31.1	Rule 13a-14 Certifications:
	(a) Certificate of the Chief Executive Officer					X
	(b) Certificate of the Chief Financial Officer					X
32.1	Section 1350 Certifications					X
101.INS*	XBRL Instance Document					X
101.SCH*	XBRL Schema Document					X
101.CAL*	XBRL Calculation Linkbase Document					X
101.LAB*	XBRL Label Linkbase Document					X
101.PRE*	XBRL Presentation Linkbase Document					X
101.DEF*	XBRL Definition Linkbase Document					X

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

HEXION INC.

By:	/s/ George F. Knight
George F. Knight
Executive Vice President and Chief Financial Officer
Date: March 14, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Signature	Date
Craig O. Morrison	Director, President and Chief Executive Officer (Principal Executive Officer) and Manager, Hexion Holdings LLC	/s/ Craig O. Morrison	March 14, 2016

George F. Knight	Director, Executive Vice President and Chief Financial Officer (Principal Financial Officer) and Manager, Hexion Holdings LLC	/s/ George F. Knight	March 14, 2016

Colette B. Barricks	Senior Vice President and General Controller (Principal Accounting Officer)	/s/ Colette B. Barricks	March 14, 2016

William H. Joyce	Manager, Hexion Holdings LLC	/s/ William H. Joyce	March 14, 2016

Robert Kalsow-Ramos	Manager, Hexion Holdings LLC	/s/ Robert Kalsow-Ramos	March 14, 2016

Scott M. Kleinman	Manager, Hexion Holdings LLC	/s/ Scott M. Kleinman	March 14, 2016

Geoffrey A. Manna	Manager, Hexion Holdings LLC	/s/ Geoffrey A. Manna	March 14, 2016

Jonathan D. Rich	Manager, Hexion Holdings LLC	/s/ Jonathan D. Rich	March 14, 2016

David B. Sambur	Manager, Hexion Holdings LLC	/s/ David B. Sambur	March 14, 2016

Marvin O. Schlanger	Manager, Hexion Holdings LLC	/s/ Marvin O. Schlanger	March 14, 2016

HEXION INTERNATIONAL HOLDINGS COOPERATIEF U.A.
CONSOLIDATED BALANCE SHEETS

(In millions)	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $8 and $5, respectively) (see Note 2)	$123	$88
Short-term investments	—	7
Accounts receivable (net of allowance for doubtful accounts of $11 and $12, respectively)	244	316
Accounts receivable from affiliates (see Note 4)	221	190
Loans receivable from affiliates (see Note 9)	33	11
Inventories:
Finished and in-process goods	99	152
Raw materials and supplies	51	60
Other current assets	23	33
Total current assets	794	857
Long-term loans receivable from affiliates (see Note 9)	148	37
Investments in unconsolidated entities	10	17
Other long-term assets	36	48
Property and equipment
Land	44	50
Buildings	157	165
Machinery and equipment	1,131	1,213
	1,332	1,428
Less accumulated depreciation	(857)	(925)
	475	503
Goodwill (see Note 5)	101	102
Other intangibles assets, net (see Note 5)	36	50
Total assets	$1,600	$1,614
Liabilities and Deficit
Current liabilities:
Accounts payable	$197	$221
Accounts payable to affiliates (see Note 4)	100	100
Debt payable within one year (see Note 8)	66	55
Affiliated debt payable within one year (see Note 9)	13	276
Income taxes payable	3	3
Other current liabilities	82	91
Total current liabilities	461	746
Long-term liabilities:
Long-term debt (see Note 8)	36	51
Affiliated long-term debt (see Note 9)	1,248	1,008
Deferred income taxes (see Note 16)	6	9
Long-term pension and postretirement benefit obligations (see Note 12)	179	218
Other long-term liabilities	60	63
Total liabilities	1,990	2,095
Commitments and contingencies (see Notes 8, 10 and 11)
Deficit
Paid-in capital	164	128
Loans receivable from parent	(86)	(1)
Accumulated other comprehensive loss	(61)	(15)
Accumulated deficit	(406)	(591)
Total Hexion International Holdings Cooperatief U.A. shareholder's deficit	(389)	(479)
Noncontrolling interest	(1)	(2)
Total deficit	(390)	(481)
Total liabilities and deficit	$1,600	$1,614
See Notes to Consolidated Financial Statements

HEXION INTERNATIONAL HOLDINGS COOPERATIEF U.A.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(In millions)	2015	2014	2013
Net sales	$2,344	$2,897	$2,771
Cost of sales	1,956	2,598	2,466
Gross profit	388	299	305
Selling, general and administrative expense	179	302	239
Asset impairments (see Note 2)	6	5	112
Business realignment costs (see Note 2)	9	16	8
Other operating (income) expense, net	(7)	2	(2)
Operating income (loss)	201	(26)	(52)
Interest expense, net	8	6	8
Affiliated interest expense, net (see Note 9)	79	88	83
Other non-operating (income) expense, net (see Note 4)	(98)	(100)	70
Income (loss) before income taxes and earnings (losses) from unconsolidated entities	212	(20)	(213)
Income tax expense (see Note 16)	27	13	17
Income (loss) before earnings from unconsolidated entities	185	(33)	(230)
Earnings from unconsolidated entities, net of taxes	1	1	1
Net income (loss)	186	(32)	(229)
Net (income) loss attributable to noncontrolling interest	(1)	1	1
Net income (loss) attributable to Hexion International Holdings Cooperatief U.A.	$185	$(31)	$(228)
See Notes to Consolidated Financial Statements

HEXION INTERNATIONAL HOLDINGS COOPERATIEF U.A.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(In millions)	2015	2014	2013
Net income (loss)	$186	$(32)	$(229)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(45)	(56)	(2)
(Loss) gain recognized from pension and postretirement benefits	(1)	3	1
Other comprehensive loss	(46)	(53)	(1)
Comprehensive income (loss)	140	(85)	(230)
Comprehensive (income) loss attributable to noncontrolling interest	(1)	1	1
Comprehensive income (loss) attributable to Hexion International Holdings Cooperatief U.A.	$139	$(84)	$(229)
See Notes to Consolidated Financial Statements

HEXION INTERNATIONAL HOLDINGS COOPERATIEF U.A.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2015	2014	2013
Cash flows provided by (used in) operating activities
Net income (loss)	$186	$(32)	$(229)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	63	73	84
Allocations of corporate overhead, net (see Note 4)	6	11	9
(Gain) loss on foreign exchange guarantee agreement with parent (see Note 4)	(93)	(101)	32
Loss on cash pooling guarantee agreement with parent (see Note 4)	1	4	14
Gain on step acquisition (see Note 13)	(5)	—	—
Deferred tax expense (benefit)	8	(5)	(4)
Non-cash asset impairments and accelerated depreciation	7	5	113
Unrealized (gains) losses on pension and postretirement benefit plan liabilities	(13)	77	(39)
Unrealized foreign exchange loss (gain)	10	8	(20)
Other non-cash adjustments	(10)	(1)	(1)
Net change in assets and liabilities:
Accounts receivable	(11)	(41)	(48)
Inventories	35	(44)	12
Accounts payable	14	(15)	46
Income taxes payable	4	(1)	—
Other assets, current and non-current	14	27	(20)
Other liabilities, current and non-current	8	—	73
Net cash provided by (used in) operating activities	224	(35)	22
Cash flows used in investing activities
Capital expenditures	(81)	(93)	(62)
Capitalized interest	(1)	—	—
Purchase of businesses, net of cash acquired	(7)	(12)	—
Proceeds from the sale of assets	13	—	7
Funds remitted to unconsolidated affiliates, net	—	—	(15)
Change in restricted cash	(3)	(3)	15
Proceeds from sale of (purchases of) investments, net	6	(1)	(3)
Net cash used in investing activities	(73)	(109)	(58)
Cash flows (used in) provided by financing activities
Net short-term debt borrowings	9	2	5
Borrowings of long-term debt	21	92	26
Repayments of long-term debt	(39)	(87)	(394)
Affiliated loan (repayments) borrowings, net	(127)	22	494
Capital contribution from parent	26	29	31
Return of capital to parent	—	—	(48)
Net cash (used in) provided by financing activities	(110)	58	114
Effect of exchange rates on cash and cash equivalents	(9)	(8)	(4)
Increase (decrease) in cash and cash equivalents	32	(94)	74
Cash and cash equivalents (unrestricted) at beginning of year	83	177	103
Cash and cash equivalents (unrestricted) at end of year	$115	$83	$177
Supplemental disclosures of cash flow information
Cash paid for:
Interest, net	$85	$93	$91
Income taxes, net of cash refunds	13	24	—
Non-cash investing activity:
Assignment of note receivable from parent (see Note 9)	$—	$59	$—
Non-cash assumption of debt on step acquisition (see Note 13)	18	—	—
Non-cash financing activity:
Contribution from parent—settlement of intercompany guarantee agreements (see Note 4)	$—	$63	$—
See Notes to Consolidated Financial Statements

HEXION INTERNATIONAL HOLDINGS COOPERATIEF U.A.
CONSOLIDATED STATEMENTS OF DEFICIT

(In millions)	Paid-in (Deficit) Capital	Loans Receivable from Parent	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Hexion International Holdings Cooperatief U.A. Shareholders’ Deficit	Noncontrolling Interest	Total
Balance at December 31, 2012	$30	$(180)	$39	$(332)	$(443)	$—	$(443)
Net loss	—	—	—	(228)	(228)	(1)	(229)
Other comprehensive loss	—	—	(1)	—	(1)	—	(1)
Net repayments from parent	—	30	—	—	30	—	30
Translation adjustment and other non-cash changes in principal	—	10	—	—	10	—	10
Capital contribution from parent	31	—	—	—	31	—	31
Allocations of corporate overhead (See Note 4)	9	—	—	—	9	—	9
Return of capital to parent	(48)	—	—	—	(48)	—	(48)
Balance at December 31, 2013	22	(140)	38	(560)	(640)	(1)	(641)
Net loss	—	—	—	(31)	(31)	(1)	(32)
Other comprehensive loss	—	—	(53)	—	(53)	—	(53)
Net repayments from parent	—	80	—	—	80	—	80
Translation adjustment and other non-cash changes in principal	—	59	—	—	59	—	59
Capital contribution from parent	29	—	—	—	29	—	29
Non-cash capital contribution from parent - settlement of intercompany guarantee agreements (see Note 4)	63	—	—	—	63	—	63
Purchase of business from related party under common control (see Note 4)	3	—	—	—	3	—	3
Allocations of corporate overhead (see Note 4)	11	—	—	—	11	—	11
Balance at December 31, 2014	128	(1)	(15)	(591)	(479)	(2)	(481)
Net income	—	—	—	185	185	1	186
Other comprehensive loss	—	—	(46)	—	(46)	—	(46)
Non-cash changes in principal and translation adjustment	—	(85)	—	—	(85)	—	(85)
Capital contribution from parent	30	—	—	—	30	—	30
Allocations of corporate overhead (see Note 4)	6	—	—	—	6	—	6
Balance at December 31, 2015	$164	$(86)	$(61)	$(406)	$(389)	$(1)	$(390)

See Notes to Consolidated Financial Statements

HEXION INTERNATIONAL HOLDINGS COOPERATIEF U.A.

Notes to Consolidated Financial Statements
(In millions)
1. Background and Basis of Presentation
Hexion International Holdings Cooperatief U.A. (“CO-OP”) (formerly known as Momentive International Holdings Cooperatief U.A.) is a holding company whose primary assets are its investments in Hexion Holding B.V. and Hexion Canada, Inc. (“Hexion Canada”), and their respective subsidiaries. Together, CO-OP, through its investments in Hexion Canada and Hexion Holding B.V. and their respective subsidiaries, (collectively referred to as the “Company”), is engaged in the manufacture and marketing of urea, phenolic, epoxy and epoxy specialty resins and coatings applications primarily used in forest and industrial and construction products and other specialty and industrial chemicals worldwide. At December 31, 2015, the Company’s operations included 37 manufacturing facilities in Europe, North America, South America, Australia, New Zealand, China and Korea.
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
Foreign Currency Translations and Transactions—Assets and liabilities of foreign affiliates are translated at the exchange rates in effect at the balance sheet date. Income, expenses and cash flows are translated at average exchange rates prevailing during the year. The Company recognized transaction losses (gains) of $2, $(6) and $14 for the years ended December 31, 2015, 2014 and 2013, respectively, which are included as a component of “Net income (loss).” In addition, gains or losses related to the Company’s intercompany loans payable and receivable denominated in a foreign currency other than the subsidiary’s functional currency that are deemed to be permanently invested are also remeasured to cumulative translation and recorded in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets. The effect of translation is included in “Accumulated other comprehensive loss.”
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
Cash and Cash Equivalents—The Company considers all highly liquid investments that are purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2015 and 2014, the Company had interest-bearing time deposits and other cash equivalent investments of $14 and $11, respectively. These amounts are included in the Consolidated Balance Sheets as a component of “Cash and cash equivalents.”
Investments—Investments with original maturities greater than 90 days but less than one year are included in the Consolidated Balance Sheets as “Short-term investments.” At December 31, 2014, the Company had Brazilian real denominated U.S. dollar index investments of $7. These investments, which were classified as held-to-maturity securities, were recorded at cost, which approximates fair value.
Allowance for Doubtful Accounts—The allowance for doubtful accounts is estimated using factors such as customer credit ratings and past collection history. Receivables are charged against the allowance for doubtful accounts when it is probable that the receivable will not be collected.
Inventories—Inventories are stated at lower of cost or market using the first-in, first-out method. Costs include direct material, direct labor and applicable manufacturing overheads, which are based on normal production capacity. Abnormal manufacturing costs are recognized as period costs and fixed manufacturing overheads are allocated based on normal production capacity. An allowance is provided for excess and obsolete inventories based on management’s review of inventories on-hand compared to estimated future usage and sales. Inventories in the Consolidated Balance Sheets are presented net of an allowance for excess and obsolete inventory of $3 and $4 at December 31, 2015 and 2014, respectively.

Deferred Expenses—Deferred debt financing costs are included in “Long-term debt” in the Consolidated Balance Sheets, with the exception of deferred financing costs related to revolving line of credit arrangements, which are included in “Other long-term assets” in the Consolidated Balance Sheets. These costs are amortized over the life of the related debt or credit facility using the effective interest method. Upon extinguishment of any debt, the related debt issuance costs are written off. At both December 31, 2015 and 2014, the Company’s unamortized deferred financing costs were $1.
Property and Equipment—Land, buildings and machinery and equipment are stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of properties (the average estimated useful lives for buildings and machinery and equipment are 20 years and 15 years, respectively). Assets under capital leases are amortized over the lesser of their useful life or the lease term. Major renewals and betterments are capitalized. Maintenance, repairs, minor renewals and turnarounds (periodic maintenance and repairs to major units of manufacturing facilities) are expensed as incurred. When property and equipment is retired or disposed of, the asset and related depreciation are removed from the accounts and any gain or loss is reflected in operating income. The Company capitalizes interest costs that are incurred during the construction of property and equipment. Depreciation expense was $54, $63 and $73 for the years ended December 31, 2015, 2014 and 2013, respectively.
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
Long-Lived and Amortizable Intangible Assets
During the years ended December 31, 2015, 2014 and 2013, the Company recorded long-lived asset impairments of $6, $5 and $112, respectively, which are included in “Asset impairments” in the Consolidated Statements of Operations (see Note 6).
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
At October 1, 2015 and 2014, the estimated fair value of the Company’s reporting unit was deemed to be substantially in excess of the carrying amount of assets (including goodwill) and liabilities assigned to the reporting unit.
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
Research and Development Costs—Funds are committed to research and development activities for technical improvement of products and processes that are expected to contribute to future earnings. All costs associated with research and development are charged to expense as incurred. Research and development and technical service expense of $32, $43 and $40 for the years ended December 31, 2015, 2014 and 2013, respectively, is included in “Selling, general and administrative expense” in the Consolidated Statements of Operations.
Business Realignment Costs—The Company incurred “Business realignment costs” totaling $9, $16 and $8 for the years ended December 31, 2015, 2014 and 2013, respectively. For the years ended December 31, 2015 and 2014, these costs primarily included expenses from the Company’s restructuring and cost optimization programs (see Note 3), as well as costs for environmental remediation at certain formerly owned locations. For the year ended December 31, 2013, these costs primarily represent certain environmental expenses related to the Company’s productivity savings programs, as well as other minor headcount reduction programs.
Pension Liabilities—Pension assumptions are significant inputs to the actuarial models that measure pension benefit obligations and related effects on operations. Two assumptions, discount rate and expected return on assets, are important elements of plan expense and asset/liability measurement. The Company evaluates these critical assumptions at least annually on a plan and country-specific basis. The Company periodically evaluates other assumptions involving demographic factors, such as retirement age, mortality and turnover, and updates them to reflect the Company's experience and expectations for the future. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.
Accumulated and projected benefit obligations are measured as the present value of future cash payments. The Company discounts these cash payments using a split-rate interest approach. This approach uses multiple interest rates from market-observed forward yield curves which correspond to the estimated timing of the related benefit payments. Lower discount rates increase present values and subsequent-year pension expense; higher discount rates decrease present values and subsequent-year pension expense.
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
Subsequent Events—The Company has evaluated events and transactions subsequent to December 31, 2015 through the date of issuance of its Consolidated Financial Statements.
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

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Board Update No. 2015-01:  Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). ASU 2015-01 eliminates from U.S. GAAP the concept of  extraordinary items and removes the requirement to present extraordinary items separately on the income statement, net of tax. The guidance is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period. The requirements of ASU 2015-01 are not expected to have a significant impact on the Company’s financial statements.

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

In April 2015, the FASB issued Accounting Standards Board Update No. 2015-03: Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, and also requires that the amortization of such costs be reported as interest expense. The guidance is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period, and early adoption is permitted. The requirements of ASU 2015-03 are not expected to have a significant impact on the Company’s financial statements.

In July 2015, the FASB issued Accounting Standards Board Update No. 2015-11: Simplifying the Measurement of Inventory (Topic 330) (“ASU 2015-11”) as part of the overall FASB simplification initiative. ASU 2015-11 replaces the existing concept of market value of inventory (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin) with the single measurement of net realizable value. The guidance is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. The requirements of ASU 2015-11 are not expected to have a significant impact on the Company’s financial statements.

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

Newly Adopted Accounting Standards

In April 2015, the FASB issued Accounting Standards Board Update No. 2015-03: Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, and also requires that the amortization of such costs be reported as interest expense. In August 2015, ASU 2015-03 was amended by Accounting Standards Board Update No. 2015-15: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). ASU 2015-15 adds language to ASU 2015-03 based on the SEC Staff Announcement that the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The guidance in ASU 2015-03, as amended by ASU 2015-15, is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period, and early adoption is permitted. The Company elected to early adopt ASU 2015-03 as of December 31, 2015 and this adoption did not have a significant impact on the Company’s financial statements.
In May 2015, the FASB issued Accounting Standards Board Update No. 2015-07: Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-07”). Under the new guidance, investments measured at net asset value (“NAV”), as a practical expedient for fair value, are excluded from the fair value hierarchy. Removing investments measured using the practical expedient from the fair value hierarchy is intended to eliminate the diversity in practice that currently exists with respect to the categorization of these investments. The new guidance is effective in 2016 for calendar year-end public business entities, and early adoption is permitted. The Company elected to early adopt ASU 2015-07 as of December 31, 2015 and the guidance impacted the presentation of certain pension related assets that use NAV as a practical expedient (see Note 12).

In November 2015, the FASB issued Accounting Standards Board Update No. 2015-17: Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”) as part of the FASB simplification initiative. Current U.S. GAAP requires that deferred tax liabilities and assets be separated into current and noncurrent in a classified balance sheet. ASU 2015-17 requires that these deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by this ASU. The guidance is effective for the annual periods beginning after December 15, 2016, including interim periods within that reporting period, and early adoption is permitted. The Company elected to early adopt ASU 2015-17 prospectively as of December 31, 2015 and reclassified $2 of deferred tax assets from “Other current assets” to “Deferred income taxes” within our Consolidated Balance Sheets.
3. Restructuring
2015 Restructuring Activities
In 2014, in response to an uncertain economic outlook, the Company initiated significant restructuring programs with the intent to optimize its cost structure and bring manufacturing capacity in line with demand. The Company estimates that the restructuring activities under these programs will be completed over the next 6 months. As of December 31, 2015, $9 of costs have been incurred over the life of these programs, consisting primarily of workforce reduction costs, and no additional costs are expected to be incurred.
Workforce reduction costs primarily relate to non-voluntary employee termination benefits and are accounted for under the guidance for nonretirement postemployment benefits or as exit and disposal costs, as applicable. During the year ended December 31, 2015 charges of $1 were recorded in “Business realignment costs” in the Consolidated Statements of Operations. At December 31, 2015, the Company had accrued $2 for restructuring liabilities in “Other current liabilities” in the Consolidated Balance Sheets.
The following table summarizes restructuring information:

Restructuring costs expected to be incurred	$9
Cumulative restructuring costs incurred through December 31, 2015	$9

Accrued liability at December 31, 2013	$—
Restructuring charges	8
Accrued liability at December 31, 2014	$8
Restructuring charges	1
Payments	(7)
Accrued liability at December 31, 2015	$2

4. Related Party Transactions
Product Sales and Purchases
The Company sells finished goods and certain raw materials to Hexion and certain of its subsidiaries. Total sales were $233, $239 and $180 for the years ended December 31, 2015, 2014 and 2013, respectively. The Company also purchases raw materials and finished goods from Hexion and certain of its subsidiaries. Total purchases were $63, $79 and $68 for the years ended December 31, 2015, 2014 and 2013, respectively. These transactions are included in “Net sales” and “Cost of sales” in the Consolidated Statements of Operations, accordingly.
The Company sells products to certain Apollo affiliates and other related parties. These sales were $27, $19 and $12 for the years ended December 31, 2015, 2014 and 2013, respectively. Accounts receivable from these affiliates were $5 at both December 31, 2015 and 2014. The Company also purchases raw materials and services from certain Apollo affiliates and other related parties. These purchases were $4, $4 and $11 for the years ended December 31, 2015, 2014 and 2013, respectively. The Company had accounts payable to these affiliates of less than $1 and $1 at December 31, 2015 and 2014, respectively.
Billed Allocated Expenses
Hexion incurs various administrative and operating costs on behalf of the Company that are reimbursed by the Company. These costs include engineering and technical support, purchasing, quality assurance, sales and customer service, information systems, research and development and certain administrative services. These service costs have been allocated to the Company generally based on sales or sales volumes and when determinable, based on the actual usage of resources. These costs were $43, $40 and $43 for the years ended December 31, 2015, 2014 and 2013, respectively, and are primarily included within “Selling, general and administrative expense” in the Consolidated Statements of Operations.
Hexion provides global services related to procurement to the Company. These types of services are a raw materials based charge as a result of the global services being primarily related to procurement. The Company’s expense relating to these services totaled $18, $24 and $23 for the years ended December 31, 2015, 2014 and 2013, respectively, and is classified in “Selling, general and administrative expense” in the Consolidated Statements of Operations.
The Company also has various technology and royalty agreements with Hexion. Charges under these agreements are based on revenue or profits generated. The Company’s total expense related to these agreements was $20, $36 and $33 for the years ended December 31, 2015, 2014 and 2013, respectively, and is classified in “Selling, general and administrative expense” in the Consolidated Statements of Operations.
In addition, Hexion maintains certain insurance policies that benefit the Company. Expenses related to these policies are allocated to the Company based upon sales, and were $5, $4 and $4 for the years ended December 31, 2015, 2014 and 2013, respectively. These expenses are included in “Selling, general and administrative expense” in the Consolidated Statements of Operations.
Foreign Exchange Gain/Loss Agreement
The Company entered into a foreign exchange gain/loss guarantee agreement in 2011 (which was renewed in each year from 2012 through 2015) with Hexion, whereby Hexion agreed to hold the Company neutral for any foreign exchange gains or losses incurred by the Company for statutory purposes associated with certain of its affiliated loans. The Company recorded an unrealized gain (loss) of $93, $101 and $(32) for the years ended December 31, 2015, 2014 and 2013, respectively, which has been recorded within “Other non-operating (income) expense, net” in the Consolidated Statements of Operations. During the year ended December 31, 2014, Hexion contributed its outstanding receivable of $41 related to the hedge agreement results and remuneration amounts from 2012 and 2013 to the Company as a capital contribution and permanent investment in the Company, which is recorded in “Paid-in-capital” in the Consolidated Balance Sheets. During the year ended December 31, 2015, $85 of the outstanding receivable related to the hedge agreement results from 2014 was converted into an affiliated loan from Hexion to the Company. At December 31, 2015, the balance of this affiliated loan is recorded in "Loans receivable from parent" within the equity section of the Consolidated Balance Sheets.
Cash Pooling Agreement Guarantee
In March 2012, the Company entered into a guarantee agreement with Hexion whereby Hexion agreed to hold the Company neutral for any interest income or expense exposure incurred by the Company for statutory purposes associated with certain of its affiliated loans that were entered into under an internal cash management agreement. In connection with this agreement, the Company recorded expense of $1, $4 and $14 for the years ended December 31, 2015, 2014 and 2013, respectively, which has been recorded within “Other non-operating (income) expense, net” in the Consolidated Statements of Operations. During the year ended December 31, 2014, Hexion contributed its outstanding receivable of $21 related to the agreement to the Company as a capital contribution and permanent investment in the Company, which is recorded in “Paid-in-capital” in the Consolidated Balance Sheets.

Accounts Receivable Factoring Agreement Guarantee
In December 2013, the Company entered into a guarantee agreement with Hexion whereby Hexion agreed to hold the Company neutral for any foreign exchange or bad debt exposure incurred by the Company for statutory purposes associated with purchases and sales of accounts receivable under an internal accounts receivable purchase and sale agreement. In connection with this agreement, the Company recorded income of less than $1 and expense of $1, respectively, for the years ended December 31, 2015 and 2014, which has been recorded within “Other non-operating (income) expense, net” in the Consolidated Statements of Operations. During the year ended December 31, 2014, Hexion contributed its outstanding receivable of $1 related to the agreement to the Company as a capital contribution and permanent investment in the Company, which is recorded in “Paid-in-capital” in the Consolidated Balance Sheets.
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
At December 31, 2015 and 2014, the Company had affiliated receivables of $221 and $190, respectively, and affiliated payables of $100, respectively, pertaining to all of the billed related party transactions described above.
Unbilled Allocated Corporate Controlled Expenses

In addition to direct charges, Hexion provides certain administrative services that are not reimbursed by the Company. These costs include corporate controlled expenses such as executive management, legal, health and safety, accounting, tax and credit, and have been allocated herein to the Company on the basis of “Net sales.” The charges also include allocated stock-based compensation expense of less than $1 for the years ended December 31, 2015 and 2014 and $1 for the year ended December 31, 2013, respectively, which is included in the Finance section of the table below. Management believes that the amounts are allocated in a manner that is reasonable and consistent, and that these allocations are necessary in order to properly depict the financial results of the Company on a stand-alone basis. However, the amounts are not necessarily indicative of the costs that would have been incurred if the Company had operated independently. These charges are included in “Selling, general and administrative expense” in the Consolidated Statements of Operations, with the offsetting credit recorded in “Paid-in capital.” There is no income tax provided on these amounts because they are not deductible for tax purposes.
The following table summarizes the corporate controlled expense allocations for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Executive group	$3	$3	$2
Environmental, health and safety services	1	2	1
Finance	2	6	6
Total	$6	$11	$9
See Note 9 for a description of the Company’s affiliated financing and investing activities.
Other Transactions

In March 2014, the Company entered into a ground lease with a Brazilian subsidiary of Momentive Performance Materials Inc. (“MPM”) to lease a portion of MPM’s manufacturing site in Itatiba, Brazil for purposes of constructing and operating an epoxy production facility. In conjunction with the ground lease, the Company also entered into a site services agreement whereby MPM’s subsidiary provides to the Company various services such as environmental, health and safety, security, maintenance and accounting, amongst others, to support the operation of this new facility. The Company paid less than $1 to MPM under this agreement for the year ended December 31, 2015 and 2014.

In April 2014, the Company purchased 100% of the interests in MPM’s Canadian subsidiary for a purchase price of approximately $12. As a part of the transaction the Company also entered into a non-exclusive distribution agreement with a subsidiary of MPM, whereby the Company will act as a distributor of certain of MPM’s products in Canada. The agreement has a term of 10 years, and is cancelable by either party with 180 days’ notice. The Company is compensated for acting as distributor at a rate of 2% of the net selling price of the related products sold. Additionally, MPM provided transitional services to the Company for a period of 6 months subsequent to the transaction date. During the year ended December 31, 2015 and 2014, the Company purchased approximately $28 and $29, respectively, of products from MPM under this distribution agreement, and earned $1 from MPM as compensation for acting as distributor of the products. As of both December 31, 2015 and 2014, the Company had $2 of accounts payable to MPM related to the distribution agreement.

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

5. Goodwill and Other Intangible Assets
The gross carrying amount and accumulated impairments of goodwill consist of the following as of December 31, 2015 and 2014:

2015				2014
Gross Carrying Amount	Accumulated Impairments	Accumulated Foreign Currency Translation	Net Book Value	Gross Carrying Amount	Accumulated Impairments	Accumulated Foreign Currency Translation	Net Book Value
$116	$(5)	$(10)	$101	$106	$(5)	$1	$102
The changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 are as follows:

Total
Goodwill balance at December 31, 2013	$115
Foreign currency translation	(13)
Goodwill balance at December 31, 2014	102
Acquisitions	10
Foreign currency translation	(11)
Goodwill balance at December 31, 2015	$101
In 2015, the Company acquired the remaining 50% interest in Momentive Union Specialty Chemicals Ltd, a joint venture in China, from its joint venture partner, and the allocation of fair value to the assets acquired and liabilities assumed at the date of acquisition resulted in $10 being allocated to goodwill (see Note 13).
The Company’s intangible assets with identifiable useful lives consist of the following as of December 31, 2015 and 2014:

	2015				2014
	Gross Carrying Amount	Accumulated Impairments	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Impairments	Accumulated Amortization	Net Book Value
Patents and technology	$67	$—	$(50)	$17	$67	$—	$(44)	$23
Customer lists and contracts	78	(17)	(52)	9	78	(17)	(47)	14
Other	19	—	(9)	10	19	—	(6)	13
Total	$164	$(17)	$(111)	$36	$164	$(17)	$(97)	$50
The impact of foreign currency translation on intangible assets is included in accumulated amortization.
Total intangible amortization expense for the years ended December 31, 2015, 2014 and 2013 was $9, $10 and $11, respectively.
Estimated annual intangible amortization expense for 2016 through 2020 is as follows:

2016	$9
2017	5
2018	4
2019	4
2020	4
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

Recurring Fair Value Measurements
Following is a summary of assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
December 31, 2015
Derivative assets	$—	$184	$—	$184
December 31, 2014
Derivative assets	$—	$98	$—	$98
Level 2 derivative liabilities consist of derivative instruments transacted primarily in over-the-counter markets. There were no transfers between Level 1, Level 2 or Level 3 measurements during the years ended December 31, 2015 and 2014.
The Company calculates the fair value of its Level 2 derivative liabilities using standard pricing models with market-based inputs, adjusted for nonperformance risk. When its financial instruments are in a liability position, the Company evaluates its credit risk as a component of fair value. At December 31, 2015 and 2014, no adjustment was made by the Company to reduce its derivative liabilities for nonperformance risk.
When its financial instruments are in an asset position, the Company is exposed to credit loss in the event of nonperformance by other parties to these contracts and evaluates their credit risk as a component of fair value.
Non-recurring Fair Value Measurements
Following is a summary of losses as a result of the Company measuring assets at fair value on a non-recurring basis during the years ended December 31, 2015, 2014 and 2013, all of which were valued using Level 3 inputs.

	Year Ended December 31,
	2015	2014	2013
Long-lived assets held and used	$4	$5	$111
Long-lived assets held for disposal/abandonment	2	—	1
Total	$6	$5	$112
In 2015, as a result of the likelihood that certain long-lived assets would be disposed of before the end of their estimated useful lives resulting in lower future cash flows associated with these assets, the Company wrote down long-lived assets with a carrying value of $5 to fair value of $1, resulting in an impairment charge of $4.
In 2015, as a result of the Company’s decision to dispose of certain long-lived assets before the end of their estimated useful lives, the Company wrote down long-lived assets with a carrying value of $2 to fair value of $0, resulting in an impairment charge of $2.
In 2014, as a result of the likelihood that certain long-lived assets would be disposed of before the end of their estimated useful lives resulting in lower future cash flows associated with these assets, the Company wrote down long-lived assets with a carrying value of $5, to fair value of $0, resulting in an impairment charge of $5.
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
Non-derivative Financial Instruments
The following table summarizes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
December 31, 2015
Non-affiliated debt	$102	$—	$100	$2	$102
December 31, 2014
Non-affiliated debt	$106	$—	$103	$3	$106
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
Foreign Exchange Gain/Loss Agreement
The Company entered into a foreign exchange gain/loss guarantee agreement in 2011 (which was renewed in each of 2012 through 2015) with Hexion whereby Hexion agreed to hold the Company neutral for any foreign exchange gains or losses incurred by the Company for income tax purposes associated with certain of its affiliated loans. This arrangement qualifies as a derivative and is recorded at fair value in the Consolidated Balance Sheets. The Company does not apply hedge accounting to this derivative instrument.

The following table summarizes the Company’s derivative financial instrument assets and liabilities as of December 31:

	2015				2014
Derivatives not designated as hedging instruments	Average Days to Maturity	Average Contract Rate	Notional Amount	Fair Value Asset (Liability)	Average Days to Maturity	Average Contract Rate	Notional Amount	Fair Value Asset (Liability)	Location of Derivative Asset (Liability)
Foreign Exchange Gain/Loss Agreement
Foreign exchange gain/loss agreement with affiliate	365	—	$823	$183	365	—	$815	$98	Accounts receivable from affiliates and Loans receivable from parent
Foreign Exchange Rate Swaps
Brazil foreign exchange rate swaps - asset	—	—	15	1	—	—	4	—	Other current assets
Brazil foreign exchange rate swaps - liability	—	—	5	—	—	—	12	(1)	Other current liabilities
Total				$184				$97
The following table summarizes gains and losses recognized on the Company’s derivative financial instruments, which are recorded in “Other non-operating (income) expense, net” in the Consolidated Statements of Operations:

Derivatives not designated as hedging instruments	Amount of Gain (Loss) Recognized in Income for the Year Ended December 31:
	2015	2014	2013
Foreign Exchange Gain/Loss Agreement
Foreign exchange gain/loss agreement with affiliate	$93	$101	$(32)
Foreign Exchange Rate Swaps
Brazil foreign exchange rate swaps	1	(1)	—
Total	$94	$100	$(32)
8. Non-Affiliated Debt and Lease Obligations
Non-affiliated debt outstanding at December 31, 2015 and 2014 is as follows:

	2015		2014
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
ABL Facility	$—	$—	$—	$—
Other Borrowings:
Australia Facility due 2017 at 4.5% and 5.1% at December 31, 2015 and 2014, respectively	29	3	36	4
Brazilian bank loans at 10.9% and 7.5% at December 31, 2015 and 2014	5	42	10	46
Capital leases and other	2	21	5	5
Total	$36	$66	$51	$55

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
The ABL Facility has a five-year term unless, on the date that is 91 days prior to the scheduled maturity of Hexion’s 8.875% Senior Secured Notes due 2018, more than $50 aggregate principal amount of 8.875% Senior Secured Notes due 2018 is outstanding, in which case the ABL Facility will mature on such earlier date. Availability under the ABL Facility is $400, subject to a borrowing base based on a specified percentage of eligible accounts receivable and inventory. The ABL Facility bears interest on loans to the Company’s subsidiaries at a floating rate based on, at the Company's option, an adjusted LIBOR rate plus an initial applicable margin of 2.25% or an alternate base rate plus an initial applicable margin of 1.25%. From and after the date of delivery of Hexion's financial statements for the first fiscal quarter ended after the effective date of the ABL Facility, the applicable margin for such borrowings will be adjusted depending on the availability under the ABL Facility. As of December 31, 2015, the applicable margin for LIBOR rate loans was 1.75% and for alternate base rate loans was 0.75%. In addition to paying interest on outstanding principal under the ABL Facility, Hexion is required to pay a commitment fee to the lenders in respect of the unutilized commitments at an initial rate equal to 0.50% per annum, subject to adjustment depending on the usage. The ABL Facility does not have any financial maintenance covenants, other than a fixed charge coverage ratio of 1.0 to 1.0 that only applies if availability under the ABL Facility is less than the greater of (a) $40 and (b) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time. The fixed charge coverage ratio under the credit agreement governing the ABL Facility is generally defined as the ratio of (a) Adjusted EBITDA minus non-financed capital expenditures and cash taxes to (b) debt service plus cash interest expense plus certain restricted payments, each measured on a pro forma. The ABL Facility is secured by, among other things, first-priority liens on most of the inventory and accounts receivable and related assets of Hexion, its domestic subsidiaries and certain of its foreign subsidiaries (including the Company and Hexion B.V., Hexion Canada and certain Hexion UK subsidiaries) (the “ABL Priority Collateral”), and by second-priority liens on certain collateral that generally includes most of Hexion’s, its domestic subsidiaries’ and certain of its foreign subsidiaries’ assets other than the ABL Priority Collateral, in each case subject to certain exceptions and permitted liens. Cross collateral guarantees exist whereby Hexion is a guarantor of the Company's borrowings under the ABL Facility, while the Company and certain of its subsidiaries guarantee certain obligations of Hexion and its subsidiaries. Events of default include the failure to pay principal and interest when due, a material breach of representation or warranty, covenant defaults, events of bankruptcy and a change of control. In addition, the ABL Facility of Hexion contains cross-acceleration and cross default provisions. Accordingly, events of default under certain other foreign debt agreements could result in certain of the Company's outstanding debt becoming immediately due and payable.
In July 2015, the Company entered into an amendment to its ABL Facility, which was completed in November 2015, under which certain of the Company’s subsidiaries are borrowers, to (i) add one of its German subsidiaries as a borrower and one of its German subsidiaries as a guarantor and (ii) expand its borrowing base to include certain machinery and equipment in certain foreign jurisdictions, subject to customary reserves.
Available borrowings to the Company’s subsidiaries under the ABL Facility were $208 as of December 31, 2015, and there were no outstanding borrowings under the ABL Facility as of December 31, 2015.
Other Borrowings
The Company’s Australian Term Loan Facility has a variable interest rate equal to the 90 day Australian or New Zealand Bank Bill Rates plus an applicable margin. The agreement also provides access to a $10 revolving credit facility. There were no outstanding balances on the revolving credit facility at either December 31, 2015 or 2014.
The Brazilian bank loans represent various bank loans, primarily for working capital purposes and to finance the construction of a new plant in 2010.
In addition to available borrowings under Hexion’s revolving credit facility, the Company has available borrowings under various international credit facilities. At December 31, 2015, under these international credit facilities the Company had $17 available to fund working capital needs and capital expenditures. While these facilities are primarily unsecured, portions of the lines are collateralized by equipment and cash and short term investments at December 31, 2015.
Hexion NSF (a subsidiary of CO-OP), along with Hexion, are co-issuers and obligors of $574 of 9.00% Second-Priority Senior Secured Notes due 2020, as well as $200 of 8.875% Senior Secured Notes due 2018. These notes are guaranteed by Hexion and certain of its subsidiaries, and are not reflected in the Company's Consolidated Financial Statements.

Aggregate maturities of debt and minimum annual rentals under operating leases at December 31, 2015, for the Company are as follows:

Year	Debt	Minimum Rentals Under Operating Leases	Minimum Payments Under Capital Leases
2016	$66	$8	$2
2017	32	6	—
2018	1	6	—
2019	1	5	—
2020	—	2	—
2021 and beyond	—	5	1
Total minimum payments	$100	$32	3
Less: Amount representing interest			(1)
Present value of minimum payments			$2
The Company’s operating leases consist primarily of vehicles, equipment, land and buildings. Rental expense under operating leases amounted to $7, $8 and $10 for the years ended December 31, 2015, 2014 and 2013, respectively.
9. Affiliated Financing
The following table summarizes the Company’s outstanding loans payable and loans receivable with affiliates as of December 31, 2015 and 2014, as well as the corresponding interest expense (income) for the years ended December 31, 2015 and 2014:

	2015			2014
	Long-Term	Due Within One Year	Interest Expense (Income)	Long-Term	Due Within One Year	Interest Expense (Income)
Affiliated debt payable:
Loan payable to Hexion due 2020 at 9.0% at December 31, 2015 and 2014	$276	$—	$25	$308	$—	$31
Loan payable to Hexion due 2020 at 10.0% at December 31, 2015 and 2014	110	—	11	119	—	14
Loan payable to Hexion due 2020 at 6.6% at December 31, 2015 and 2014	565	—	37	529	—	34
Loan payable to Hexion due 2017 at 2.6% at December 31, 2015	238	—	4	—	—	—
Loan payable to Hexion due 2015 at 2.0% at December 31, 2014	—	—	—	—	265	1
Other loans due to Hexion and affiliates at 5.6% and 5.5% at December 31, 2015 and 2014, respectively	59	13	6	52	11	11
Total affiliated debt payable	$1,248	$13	$83	$1,008	$276	$91

Affiliated debt receivable:
Loan receivable from Hexion due 2017 at 2.5% at December 31, 2015 and 2014	$143	$—	$(1)	$—	$—	$—
Other loans due from Hexion and affiliates at 2.3% and 3.5% at December 31, 2015 and 2014, respectively	91	33	(3)	38	11	(3)
Total affiliated debt receivable	$234	$33	$(4)	$38	$11	$(3)
Affiliated Debt Payable
In conjunction with CO-OP’s acquisition of NBC Germany, CO-OP issued a note payable to Hexion Canada of €254, or $340, at December 31, 2010. In turn, Hexion Canada assigned this note to Hexion NSF in partial settlement of its note payable to Hexion NSF. This partial settlement triggered the requirement of Hexion to subscribe to shares in Hexion Canada under the Stock Subscription Agreement, which was subsequently waived by Hexion Canada. As of December 31, 2015 and 2014, $276 and $308, respectively, was outstanding under this loan. Interest expense related to this loan totaled $25 and $31 for the years ended December 31, 2015 and 2014, respectively.
In 2010, in conjunction with a tax restructuring that occurred in Canada, CO-OP issued a note payable to Hexion due November 2020. As of December 31, 2015 and 2014, $110 and $119, respectively, was outstanding under this loan. Interest expense related to this loan totaled $11 and $14 for the years ended December 31, 2015 and 2014, respectively.

In 2012, the Company borrowed $98 from Hexion under a new loan that bears interest at 6.625% and matures in 2020. The proceeds of the loan were used to repay existing term loans maturing in May 2013 under Hexion’s amended senior secured credit facilities, as part of Hexion’s refinancing transactions in 2012. In 2013, the Company borrowed an additional $370 under this loan, the proceeds of which were used to repay existing term loans maturing in May 2015 under Hexion’s amended senior secured credit facilities, as part of Hexion’s refinancing transactions in 2013. As of December 31, 2015 and 2014, there was $565 and $529 respectively, outstanding under this loan. Interest expense related to this loan was $37 and $34 during the years ended December 31, 2015 and 2014, respectively.
In 2014, for cash management purposes, the Company borrowed $265 from Hexion under a new loan that bears interest at 2.0%. Interest expense related to this loan was $1 during the year ended December 31, 2014. In 2015, the outstanding balance of this loan was rolled into a new loan that bears interest at 2.6% and matures in 2017. As of December 31, 2015, $238 was outstanding under this new loan. Interest expense related to this new loan was $4 during the year ended December 31, 2015.
The total outstanding loans payable balances are included in “Affiliated debt payable within one year” and “Affiliated long-term debt” in the Consolidated Balance Sheets.
Affiliated Debt Receivable
In 2015, for working capital purposes, the company issued a note to Hexion due July 2017. As of December 31, 2015, there was $143 outstanding under this loan. Interest income related to this new loan was $1 for the year ended December 31, 2015.
Balance Sheet Classification
Of the outstanding loans receivable as of December 31, 2015 and 2014, $86 and $1, respectively, represented amounts receivable from Hexion that are not expected to be repaid for the foreseeable future. As Hexion is the Company’s parent, these amounts were recorded as a reduction of equity in the Consolidated Balance Sheets. Although these loans receivable are not expected to be repaid for the foreseeable future, facts and circumstances could change and result in such amounts being repaid or otherwise settled.
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
Indemnities related to the pre-closing operations of sold assets normally do not represent additional liabilities to the Company, but simply serve to protect the buyer from potential liability associated with the Company’s existing obligations at the time of sale. As with any liability, the Company has accrued for those pre-closing obligations that it considers probable and reasonably estimable. The amounts recorded at December 31, 2015 and 2014 are not significant.
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
Environmental Institution of Paraná IAP—On August 10, 2005, the Environmental Institute of Paraná (IAP), an environmental agency in the State of Paraná, provided Hexion Quimica Industria, the Company’s Brazilian subsidiary, with notice of an environmental assessment in the amount of 12 Brazilian reais. The assessment related to alleged environmental damages to the Paranagua Bay caused in November 2004 from an explosion on a shipping vessel carrying methanol purchased by the Company. The investigations performed by the public authorities have not identified any actions of the Company that contributed to or caused the accident. The Company responded to the assessment by filing a request to have it cancelled and by obtaining an injunction precluding execution of the assessment pending adjudication of the issue. In November 2010, the Court denied the Company’s request to cancel the assessment and lifted the injunction that had been issued. The Company responded to the ruling by filing an appeal in the State of Paraná Court of Appeals. In March 2012, the Company was informed that the Court of Appeals had denied the Company’s appeal, and on June 4, 2012 the Company filed appeals to the Superior Court of Justice and the Supreme Court of Brazil. The Company continues to believe it has strong defenses against the validity of the assessment, and does not believe that a loss is probable. At December 31, 2015, the amount of the assessment, including tax, penalties, monetary correction and interest, is 43 Brazilian reais, or approximately $11.
The following table summarizes all probable environmental remediation, indemnification and restoration liabilities, including related legal expenses, at December 31, 2015 and 2014.

	Liability		2015 Range of Reasonably Possible Costs
Site Description	December 31, 2015	December 31, 2014	Low	High
Currently-owned	$3	$5	$2	$7
Formerly-owned:
Remediation	1	—	1	2
Monitoring only	—	—	—	1
Total	$4	$5	$3	$10
These amounts include estimates for unasserted claims that the Company believes are probable of loss and reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of a range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. At December 31, 2015 and 2014, $2 and $1, respectively, has been included in “Other current liabilities” in the Consolidated Balance Sheets with the remaining amount included in “Other long-term liabilities.”
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
Non-Environmental Legal Matters
The Company is involved in various product liability, commercial and employment litigation, personal injury, property damage and other legal proceedings that are considered to be in the ordinary course of business. The Company has reserves of $2 and $3 at December 31, 2015 and 2014, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable. At December 31, 2015 and 2014, $1 and $0, respectively, has been included in “Other current liabilities” in the Consolidated Balance Sheets with the remaining amount included in “Other long-term liabilities.”

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

Year	Minimum Annual Purchase Commitments
2016	$134
2017	92
2018	77
2019	69
2020	60
2021 and beyond	84
Total minimum payments	516
Less: Amount representing interest	(41)
Present value of minimum payments	$475
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

The following table presents the change in benefit obligation, change in plan assets and components of funded status for the Company’s defined benefit pension and non-pension postretirement benefit plans for the years ended December 31:

	Pension Benefits		Postretirement Benefits
	2015	2014	2015	2014
Change in Benefit Obligation
Benefit obligation at beginning of year	$564	$470	$11	$12
Service cost	16	14	—	—
Interest cost	12	17	1	1
Actuarial (gains) losses	(31)	142	(1)	1
Foreign currency exchange rate changes	(61)	(68)	(2)	(1)
Benefits paid	(9)	(10)	—	(1)
Plan amendments	—	(2)	—	(1)
Employee contributions	1	1	—	—
Benefit obligation at end of year	492	564	9	11
Change in Plan Assets
Fair value of plan assets at beginning of year	351	299	—	1
Actual return on plan assets	(4)	83	—	—
Foreign currency exchange rate changes	(37)	(45)	—	—
Employer contributions	14	23	—	—
Benefits paid	(9)	(10)	—	(1)
Employee contributions	1	1	—	—
Fair value of plan assets at end of year	316	351	—	—
Funded status of the plan at end of year	$(176)	$(213)	$(9)	$(11)

The foreign currency impact reflected in these rollforward tables are primarily for changes in the euro and Canadian dollar versus the U.S. dollar.

	Pension Benefits		Postretirement Benefits
	2015	2014	2015	2014
Amounts recognized in the Consolidated Balance Sheets at December 31 consist of:
Other current liabilities	$(5)	$(5)	$—	$—
Long-term pension obligations	(171)	(208)	(9)	(11)
Accumulated other comprehensive loss	(4)	(3)	2	1
Net amounts recognized	$(180)	$(216)	$(7)	$(10)
Amounts recognized in Accumulated other comprehensive loss at December 31 consist of:
Net prior service (benefit) cost	$(5)	$(5)	$3	$2
Deferred income taxes	1	2	(1)	(1)
Net amounts recognized	$(4)	$(3)	$2	$1
Accumulated benefit obligation	$458	$518
Accumulated benefit obligation for funded plans	308	342
Pension plans with underfunded or non-funded accumulated benefit obligations at December 31:
Aggregate projected benefit obligation	$167	$215
Aggregate accumulated benefit obligation	158	201
Aggregate fair value of plan assets	8	23
Pension plans with projected benefit obligations in excess of plan assets at December 31:
Aggregate projected benefit obligation	$492	$563
Aggregate fair value of plan assets	316	351

Following are the components of net pension and postretirement (benefit) expense recognized for the years ended December 31:

	Pension Benefits			Postretirement benefits
	2015	2014	2013	2015	2014	2013
Service cost	$16	$14	$14	$—	$—	$1
Interest cost on projected benefit obligation	12	17	18	1	1	1
Expected return on assets	(13)	(15)	(14)	—	—	—
Amortization of prior service cost	—	—	1	—	—	—
Unrealized actuarial (gain) loss	(16)	80	(41)	(1)	2	(3)
Net (benefit) expense	$(1)	$96	$(22)	$—	$3	$(1)

The following amounts were recognized in “Accumulated other comprehensive loss” during the year ended December 31, 2015:

	Pension Benefits	Non-Pension Postretirement Benefits	Total
Prior service cost from plan amendments	$—	$1	$1
Deferred income taxes	—	—	—
Loss recognized in accumulated other comprehensive loss, net of tax	$—	$1	$1
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
The discount rates selected reflect the rate at which pension obligations could be effectively settled. The Company selects the discount rates based on cash flow models using the yields of high-grade corporate bonds or the local equivalent with maturities consistent with the Company’s anticipated cash flow projections. Beginning in 2015, the Company’s pension and OPEB liabilities and related service and interest cost are calculated using a split-rate interest discounting methodology, whereby expected future cash flows related to these liabilities are discounted using multiple interest rates on a forward curve that correspond to the timing of the expected cash flows. The Company believes this new approach provides a more precise measurement of service and interest costs. This change did not impact the measurement of current year pension and OPEB liabilities and the impact on service and interest costs going forward is not expected to be significant.
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

The weighted average rates used to determine the benefit obligations were as follows at December 31:

	Pension Benefits		Postretirement Benefits
	2015	2014	2015	2014
Discount rate	2.3%	2.2%	5.5%	6.1%
Rate of increase in future compensation levels	2.4%	3.0%	—	—
The weighted average assumed health care cost trend rates are as follows at December 31:
Health care cost trend rate assumed for next year	—	—	6.2%	6.3%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	—	—	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	—	—	2030	2030

The weighted average rates used to determine net periodic pension and postretirement expense were as follows for the years ended December 31:

	Pension Benefits			Postretirement Benefits
	2015	2014	2013	2015	2014	2013
Discount rate	2.2%	3.6%	3.5%	6.1%	7.2%	4.3%
Rate of increase in future compensation levels	3.0%	3.0%	3.0%	—	—	—
Expected long-term rate of return on plan assets	3.8%	4.8%	4.8%	—	—	—
A one-percentage-point change in the assumed health care cost trend rates would change the projected benefit obligation for non-pension postretirement benefits by $2 and service cost and interest cost by a negligible amount.
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

	Actual		Target
	2015	2014	2016
Weighted average allocations of pension plan assets at December 31:
Equity securities	21%	19%	21%
Debt securities	77%	79%	79%
Cash, short-term investments and other	2%	2%	—%
Total	100%	100%	100%

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

In accordance the Company’s adoption of ASU 2015-07 in 2015, certain investments measured at net asset value (“NAV”), as a practical expedient for fair value, have been excluded from the fair value hierarchy. The fair value measurements tables presented below have been recasted to conform to the current year presentation under ASU 2015-07. See Note 2 for more information.
The following table presents pension plan investments measured at fair value on a recurring basis as of December 31, 2015 and 2014:

	Fair Value Measurements Using
	2015				2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total
Pooled insurance products with fixed income guarantee (1)	$—	$8	$—	$8	$—	$8	$—	$8
Total	$—	$8	$—	$8	$—	$8	$—	$8
Investments measured at fair value using net asset value as a practical expedient:
Other international equity funds (2)				$65				$68
Other fixed income securities (2)				243				275
Total				$316				$351

(1)
Level 2 equity and fixed income securities are primarily in pooled asset and mutual funds and are valued based on underlying net asset value multiplied by the number of shares held. The underlying asset values are based on observable inputs and quoted market prices.

(2)
Represents investments in commingled funds with exposure to a variety of hedge fund strategies, which are not publicly traded and have ongoing redemption restrictions. The Company’s interest in these investments is measured at net asset value per share as a practical expedient for fair value, which is derived from the underlying asset values in these funds, only some of which represent observable inputs and quoted market prices. In accordance with ASU 2015-07, these investments are excluded from the fair value hierarchy.

Projections of Plan Contributions and Benefit Payments
The Company expects to make contributions of $20 to its defined benefit pension plans in 2016.
Estimated future plan benefit payments as of December 31, 2015 are as follows:

	Pension Benefits	Postretirement Benefits
2016	$10	$—
2017	11	—
2018	11	—
2019	12	—
2020	14	—
2021-2025	90	3

Defined Contribution and Other Plans
The Company sponsors a number of defined contribution plans for its associates in various countries. For most plans, employee contributions are voluntary, and the Company provides contributions ranging from 2% to 10%. Total charges to operations for matching contributions under these plans were $4, $2 and $3 for the years ended December 31, 2015, 2014 and 2013, respectively.
The Company’s German subsidiaries offer a government subsidized early retirement program to eligible associates called an Altersteilzeit Plan. The German government provides a subsidy in certain cases where the participant is replaced with a qualifying candidate. This subsidy was discontinued for associates electing participation in the program after December 31, 2009. The Company had liabilities for these arrangements of $1 and $2 at December 31, 2015 and 2014, respectively. The Company incurred expense for these plans of less than $1, $1 and $1 for each of the years ended December 31, 2015, 2014 and 2013.
Also included in the Consolidated Balance Sheets at December 31, 2015 and 2014 are other post-employment benefit obligations primarily relating to liabilities for jubilee benefit plans offered to certain European associates of $3 and $4, respectively.
13. Step Acquisition
In August 2015, the Company acquired the remaining 50% interest in Momentive Union Specialty Chemicals Ltd (“MUSC”), a joint venture that manufactures phenolic specialty resins in China, from its joint venture partner to better position the Company to serve its customers in this region. As a result of the transaction, the Company now owns a 100% interest in MUSC. This transaction was accounted for as a step acquisition and the allocation of the consideration exchanged was based upon a valuation of MUSC’s net identifiable assets and liabilities as of the transaction date. The allocation of fair value to the assets acquired and liabilities assumed at the date of acquisition resulted in cash of $3, a net liability of $4 allocated to working capital, $29 allocated to property and equipment, $4 allocated to debt payable within one year, $14 allocated to long-term debt and $10 allocated to goodwill. Additionally, a gain of $5 was recorded in “Other operating (income) expense, net” in the Consolidated Statements of Operations, which represents the difference between the $10 fair value and $5 carrying value of the Company’s previously held 50% non-controlling interest in MUSC on the acquisition date. The fair value of the non-controlling interest was determined using a market approach.
The pro forma impacts of this acquisition are not material to the Company’s Consolidated Financial Statements.
14. Deficit
Shareholder’s deficit reflects the common equity of the Company with all of the common equity of its subsidiaries eliminated as of December 31, 2015 and 2014.
In 2015, $85 of the Company’s outstanding receivable related to the results of the foreign exchange gain/loss guarantee agreement with Hexion was converted into an affiliated loan from Hexion to the Company, which is reflected in "Loans receivable from parent" in the Consolidated Balance Sheets.
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
15. Changes in Accumulated Other Comprehensive Loss
Following is a summary of changes in “Accumulated other comprehensive loss” for the years ended December 31, 2015 and 2014:

	Year Ended December 31, 2015			Year Ended December 31, 2014
	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$2	$(17)	$(15)	$(1)	$39	$38
Other comprehensive (loss) income before reclassifications, net of tax	(1)	(45)	(46)	3	(56)	(53)
Ending balance	$1	$(62)	$(61)	$2	$(17)	$(15)

16. Income Taxes
Income tax expense (benefit) for the Company for the years ended December 31, 2015, 2014 and 2013 is as follows:

	2015	2014	2013
Current:
Federal	$—	$—	$(5)
Foreign	19	18	26
Total current	19	18	21
Deferred:
Federal	—	—	(2)
Foreign	8	(5)	(2)
Total deferred	8	(5)	(4)
Income tax expense (benefit)	$27	$13	$17
A reconciliation of the Company’s combined differences between income taxes computed at the Dutch federal statutory tax rate of 25.0% and provisions for income taxes for the years ended December 31, 2015, 2014 and 2013 is as follows:

	2015	2014	2013
Income taxes computed at federal statutory tax rate	$53	$(5)	$(53)
Foreign rate differentials	11	(10)	(13)
Losses and other expenses not deductible for tax	—	(2)	2
Increase (decrease) in the taxes due to changes in valuation allowance	(45)	27	109
Additional tax expense on foreign unrepatriated earnings	3	—	1
Additional expense (benefit) for uncertain tax positions	5	3	(26)
Changes in enacted tax rates	—	—	(1)
Tax recognized in other comprehensive income	—	—	(2)
Income tax expense (benefit)	$27	$13	$17
The domestic and foreign components of the Company’s income (loss) before income taxes for the years ended December 31, 2015, 2014 and 2013 is as follows:

	2015	2014	2013
Domestic	$156	$(47)	$(260)
Foreign	56	27	47
Total	$212	$(20)	$(213)

The tax effects of the Company’s significant temporary differences and net operating loss and credit carryforwards which comprise the deferred tax assets and liabilities at December 31, 2015 and 2014, are as follows:

	2015	2014
Assets:
Non-pension post-employment	$2	$3
Accrued and other expenses	18	12
Property, plant and equipment	4	3
Intangibles	6	8
Net operating loss and credit carryforwards	105	151
Pension liabilities	30	39
Gross deferred tax assets	165	216
Valuation allowance	(134)	(171)
Net deferred tax asset	31	45
Liabilities:
Property, plant and equipment	(14)	(19)
Unrepatriated earnings of foreign subsidiaries	(3)	—
Intangibles	(7)	(9)
Gross deferred tax liabilities	(24)	(28)
Net deferred tax asset	$7	$17

The following table summarizes the presentation of the Company’s net deferred tax asset in the Consolidated Balance Sheets at December 31, 2015 and 2014:

Assets:	2015	2014
Current deferred income taxes (Other current assets)	$—	$6
Long-term deferred income taxes (Other long-term assets)	13	20
Liabilities:
Long-term deferred income taxes	(6)	(9)
Net deferred tax asset	$7	$17
The Company’s deferred tax assets primarily include domestic and foreign net operating loss carryforwards and disallowed interest carryforwards. As of December 31, 2015, the domestic net operating loss carryforwards available are $234, which expire beginning in 2019. A valuation allowance of $59 has been provided against a portion of these attributes. The foreign net operating loss carryforwards and disallowed interest carryforwards available are $149. These attributes are related primarily to Germany which have an unlimited carryover and do not expire. A valuation allowance has been provided against these foreign tax attributes.
The Company conducts business globally and, as a result, certain of its subsidiaries file income tax returns in various foreign jurisdictions. In the normal course of business, the Company is subject to examinations by taxing authorities throughout the world, including major jurisdictions such as the Netherlands, Brazil, Canada, the Czech Republic, Germany, Italy, and the United Kingdom.
With minor exceptions, the Company’s closed tax years for major jurisdictions are years prior to: 2009 for Netherlands, 2010 for Brazil, 2011 for Canadian Federal, 2004 for Canadian Provincial, 2010 for the Czech Republic, 2010 for Germany, 2007 for Italy, and 2011 for the United kingdom.
The Company continuously reviews issues that are raised from ongoing examinations and open tax years to evaluate the adequacy of its liabilities. As the various taxing authorities continue with their audit/examination programs, The Company will adjust its reserves accordingly to reflect these settlements.
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2015	2014
Balance at beginning of year	$48	$52
Additions based on tax positions related to the current year	4	7
Additions for tax positions of prior years	2	1
Reductions for tax positions of prior years	(3)	(2)
Lapse of statue of limitations	—	(5)
Foreign currency translation	(7)	(5)
Balance at end of year	$44	$48
During the year ended December 31, 2015, the Company decreased the amount of its unrecognized tax benefits, including its accrual for interest and penalties, by $3, primarily as a result of a release of unrecognized tax benefits from negotiations with foreign jurisdictions, lapses of statute of limitations and foreign currency translation, offset by increases in the unrecognized tax benefit for various intercompany transactions. During the years ended December 31, 2015, 2014 and 2013, the Company recognized approximately $2, $1 and $5, respectively, in interest and penalties. The Company had approximately $7 and $5 accrued for the payment of interest and penalties at December 31, 2015 and 2014, respectively.
$44 of unrecognized tax benefits, if recognized, would affect the effective tax rate; however, a portion of the unrecognized tax benefit would be in the form of a net operating loss carryforward, which would be subject to a full valuation allowance. The Company anticipates recognizing less than $4 of the total amount of the unrecognized tax benefits within the next 12 months as a result of negotiations with foreign jurisdictions and completion of audit examinations.

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Shareholders of
Hexion International Holdings Cooperatief U.A.

We have audited the accompanying consolidated financial statements of Hexion International Holdings Cooperatief U.A. and its subsidiaries, which comprise the consolidated balance sheets as of December 31, 2015 and December 31, 2014, and the related consolidated statements of operations, deficit, comprehensive loss and cash flows for the three years then ended.

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

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hexion International Holdings Cooperatief U.A. and its subsidiaries as of December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

Emphasis of Matter

As discussed in Note 4 to the financial statements, the Company has entered into significant transactions with Hexion Inc., a related party. Our opinion is not modified with respect to this matter.

/s/ PricewaterhouseCoopers LLP
Columbus, Ohio
March 14, 2016