Form 10-Q
period 2016-03-31
HEXION INC.
filed 2016-05-13
CIK 13239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on May 1, 2016: 82,556,847

HEXION INC.

HEXION INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions, except share data)	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $11 and $8, respectively)	$119	$236
Accounts receivable (net of allowance for doubtful accounts of $16 and $15, respectively)	508	450
Inventories:
Finished and in-process goods	229	218
Raw materials and supplies	89	90
Current assets held for sale (see Note 12)	67	—
Other current assets	53	53
Total current assets	1,065	1,047
Investment in unconsolidated entities	37	36
Deferred income taxes	11	13
Long-term assets held for sale (see Note 12)	80	—
Other long-term assets	46	48
Property and equipment:
Land	75	84
Buildings	265	296
Machinery and equipment	2,355	2,406
	2,695	2,786
Less accumulated depreciation	(1,751)	(1,735)
	944	1,051
Goodwill	125	122
Other intangible assets, net	62	65
Total assets	$2,370	$2,382
Liabilities and Deficit
Current liabilities:
Accounts payable	$319	$386
Debt payable within one year	66	80
Interest payable	99	82
Income taxes payable	10	15
Accrued payroll and incentive compensation	99	78
Current liabilities associated with assets held for sale (see Note 12)	56	—
Other current liabilities	110	123
Total current liabilities	759	764
Long-term liabilities:
Long-term debt	3,700	3,698
Long-term pension and post employment benefit obligations	227	224
Deferred income taxes	13	12
Long-term liabilities associated with assets held for sale (see Note 12)	10	—
Other long-term liabilities	156	161
Total liabilities	4,865	4,859
Commitments and contingencies (see Note 7)
Deficit
Common stock—$0.01 par value; 300,000,000 shares authorized, 170,605,906 issued and 82,556,847 outstanding at March 31, 2016 and December 31, 2015	1	1
Paid-in capital	526	526
Treasury stock, at cost—88,049,059 shares	(296)	(296)
Accumulated other comprehensive income (loss)	11	(15)
Accumulated deficit	(2,736)	(2,692)
Total Hexion Inc. shareholder’s deficit	(2,494)	(2,476)
Noncontrolling interest	(1)	(1)
Total deficit	(2,495)	(2,477)
Total liabilities and deficit	$2,370	$2,382
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
(In millions)	2016	2015
Net sales	$909	$1,079
Cost of sales	802	923
Gross profit	107	156
Selling, general and administrative expense	84	82
Business realignment costs	3	3
Other operating expense, net	3	8
Operating income	17	63
Interest expense, net	79	77
Gain on extinguishment of debt	(23)	—
Other non-operating expense (income), net	2	(3)
Loss before income tax and earnings from unconsolidated entities	(41)	(11)
Income tax expense	7	26
Loss before earnings from unconsolidated entities	(48)	(37)
Earnings from unconsolidated entities, net of taxes	4	3
Net loss	$(44)	$(34)
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended March 31,
(In millions)	2016	2015
Net loss	$(44)	$(34)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	26	(62)
Other comprehensive income (loss)	26	(62)
Comprehensive loss	$(18)	$(96)
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(In millions)	2016	2015
Cash flows (used in) provided by operating activities
Net loss	$(44)	$(34)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	35	34
Accelerated depreciation	46	—
Deferred tax expense (benefit)	2	(7)
Gain on extinguishment of debt (see Note 6)	(23)	—
Unrealized foreign currency (gains) losses	(29)	1
Other non-cash adjustments	—	1
Net change in assets and liabilities:
Accounts receivable	(73)	(41)
Inventories	(32)	(9)
Accounts payable	(31)	29
Income taxes payable	(3)	17
Other assets, current and non-current	1	9
Other liabilities, current and long-term	50	35
Net cash (used in) provided by operating activities	(101)	35
Cash flows used in investing activities
Capital expenditures	(27)	(40)
Proceeds from the sale of investments, net	—	4
Change in restricted cash	(3)	—
Net cash used in investing activities	(30)	(36)
Cash flows provided by financing activities
Net short-term debt repayments	(13)	(3)
Borrowings of long-term debt	126	119
Repayments of long-term debt	(103)	(114)
Net cash provided by financing activities	10	2
Effect of exchange rates on cash and cash equivalents	2	(5)
Decrease in cash and cash equivalents	(119)	(4)
Cash and cash equivalents (unrestricted) at beginning of period	228	156
Cash and cash equivalents (unrestricted) at end of period	$109	$152
Supplemental disclosures of cash flow information
Cash paid for:
Interest, net	$59	$67
Income taxes, net	9	4
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENT OF DEFICIT (Unaudited)

(In millions)	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Hexion Inc. Deficit	Noncontrolling Interest	Total
Balance at December 31, 2015	$1	$526	$(296)	$(15)	$(2,692)	$(2,476)	$(1)	$(2,477)
Net loss	—	—	—	—	(44)	(44)	—	(44)
Other comprehensive income	—	—	—	26	—	26	—	26
Balance at March 31, 2016	$1	$526	$(296)	$11	$(2,736)	$(2,494)	$(1)	$(2,495)

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In millions, except share data)
1. Background and Basis of Presentation
Based in Columbus, Ohio, Hexion Inc. (“Hexion” or the “Company”) serves global industrial markets through a broad range of thermoset technologies, specialty products and technical support for customers in a diverse range of applications and industries. The Company’s business is organized based on the products offered and the markets served. At March 31, 2016, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins.
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
Assets and Liabilities Held for Sale—The assets and liabilities at March 31, 2016 related to the proposed sale of the Company’s Performance Adhesives, Powder Coatings, Additives & Acrylic Coatings and Monomers businesses (the “PAC Business”) are classified as “Current assets held for sale”, “Long-term assets held for sale”, “Current liabilities associated with assets held for sale” and “Long-term liabilities associated with assets held for sale” within the unaudited Condensed Consolidated Balance Sheets. See Note 12 for more information.
Subsequent Events—The Company has evaluated events and transactions subsequent to March 31, 2016 through the date of issuance of its unaudited Condensed Consolidated Financial Statements.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Board Update No. 2014-09: Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes the existing revenue recognition guidance and most industry-specific guidance applicable to revenue recognition. According to the new guidance, an entity will apply a principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The effective date for ASU 2014-09 is for annual and interim periods beginning on or after December 15, 2017, and early adoption will be permitted for annual and interim periods beginning on or after December 15, 2016. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in ASU 2014-09. The Company is currently assessing the potential impact of ASU 2014-09 on its financial statements.

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

In February 2016, the FASB issued Accounting Standards Board Update No. 2016-02: Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 supersedes the existing lease guidance in Topic 840. According to the new guidance, all leases, with limited scope exceptions, will be recorded on the balance sheet in the form of a liability to make lease payments (lease liability) and a right-of-use asset representing the right to use the underlying asset for the lease term. The guidance is effective for annual and interim periods beginning on or after December 15, 2018, and early adoption is permitted. Entities will be required to adopt ASU 2016-02 using a modified retrospective approach, whereby leases will be recognized and measured at the beginning of the earliest period presented. The Company is currently assessing the potential impact of ASU 2016-02 on its financial statements.

In March 2016, the FASB issued Accounting Standards Board Update No. 2016-07: Simplifying the Transition to the Equity Method of Accounting (Topic 323) (“ASU 2016-07”) as part of the FASB simplification initiative. ASU 2016-07 eliminates the requirement that when an existing investment qualifies for use of the equity method, an investor adjust the investment, results of operations and retained earnings retroactively as if the equity method has been in effect in all previous periods that the investment had been held. Under the new guidance, the equity method investor is only required to adopt the equity method as of the date the investment qualifies for the equity method, with no retrospective adjustment required. The guidance is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period, and early adoption is permitted. The requirements of ASU 2016-07 are not expected to have a significant impact on the Company’s financial statements.

In March 2016, the FASB issued Accounting Standards Board Update No. 2016-09: Improvements to Employee Share-Based Payment Accounting (Topic 718) (“ASU 2016-09”) as part of the FASB simplification initiative. ASU 2016-09 simplifies various aspects of share-based payment accounting, including the income tax consequences, classification of equity awards as either equity or liabilities and classification on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period, and early adoption is permitted. The requirements of ASU 2016-09 are not expected to have a significant impact on the Company’s financial statements.
3. Restructuring and Cost Reduction Programs
In 2014, in response to an uncertain economic outlook, the Company initiated significant restructuring and cost reduction programs with the intent to optimize its cost structure and bring manufacturing capacity in line with demand. The Company estimates that these activities will be completed in the first half of 2016. As of March 31, 2016, $17 of costs have been incurred over the life of these programs, consisting primarily of workforce reduction costs, and no additional costs are expected to be incurred related to the 2014 programs.
Workforce reduction costs primarily relate to non-voluntary employee termination benefits and are accounted for under the guidance for nonretirement postemployment benefits or as exit and disposal costs, as applicable. During the three months ended March 31, 2016, there were no additional charges recorded in “Business realignment costs” in the unaudited Condensed Consolidated Statements of Operations. At March 31, 2016 and December 31, 2015, the Company had accrued $2 and $3 for restructuring liabilities in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets.
The following table summarizes restructuring and cost reduction information:

	Epoxy, Phenolic and Coating Resins	Corporate and Other	Total
Restructuring costs expected to be incurred	$11	$6	$17
Cumulative restructuring costs incurred through March 31, 2016	$11	$6	$17

Accrued liability at December 31, 2015	$1	$2	$3
Payments	—	(1)	(1)
Accrued liability at March 31, 2016	$1	$1	$2
4. Related Party Transactions
Administrative Service, Management and Consulting Arrangement
The Company is subject to a Management Consulting Agreement with Apollo (the “Management Consulting Agreement”) that renews on an annual basis, unless notice to the contrary is given by either party. Under the Management Consulting Agreement, the Company receives certain structuring and advisory services from Apollo and its affiliates. The Management Consulting Agreement provides indemnification to Apollo, its affiliates and their directors, officers and representatives for potential losses arising from these services. Apollo is entitled to an annual fee equal to the greater of $3 or 2% of the Company’s Adjusted EBITDA. Apollo elected to waive charges of any portion of the annual management fee due in excess of $3 for the calendar year 2016.
During both the three months ended March 31, 2016 and 2015, the Company recognized expense under the Management Consulting Agreement of $1. This amount is included in “Other operating expense, net” in the Company’s unaudited Condensed Consolidated Statements of Operations.

Transactions with MPM
Shared Services Agreement
On October 1, 2010, the Company entered into a shared services agreement with Momentive Performance Materials Inc. (“MPM”) (which, from October 1, 2010 through October 24, 2014, was a subsidiary of Hexion Holdings) (the “Shared Services Agreement”). Under this agreement, the Company provides to MPM, and MPM provides to the Company, certain services. The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between the Company and MPM. The Shared Services Agreement was renewed for one year starting October 2015 and is subject to termination by either the Company or MPM, without cause, on not less than 30 days’ written notice, and expires in October 2016 (subject to one-year renewals every year thereafter; absent contrary notice from either party).
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
Pursuant to the Shared Services Agreement, during the three months ended March 31, 2016 and 2015, the Company incurred approximately $27 and $31, respectively, of net costs for shared services and MPM incurred approximately $16 and $25, respectively, of net costs for shared services. Included in the net costs incurred during the three months ended March 31, 2016 and 2015, were net billings from the Company to MPM of $9 and $17, respectively, to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to the applicable agreed upon allocation percentage. The Company had accounts receivable from MPM of $3 and $7 as of March 31, 2016 and December 31, 2015, respectively, and no accounts payable to MPM.
Sales and Purchases of Products and Services with MPM
The Company also sells products to, and purchases products from, MPM pursuant to a Master Buy/Sell Agreement dated as of September 6, 2012 (the “Master Buy/Sell Agreement”). The standard terms and conditions of the seller in the applicable jurisdiction apply to transactions under the Master Buy/Sell Agreement. The Master Buy/Sell Agreement had an initial term of three years and was renewed for one year starting September 2015. Additionally, from September 6, 2012 to March 9, 2015, a subsidiary of MPM acted as a non-exclusive distributor in India for certain of the Company’s subsidiaries pursuant to distribution agreements dated as of September 6, 2012. Pursuant to these agreements and other purchase orders, during the three months ended March 31, 2016 and 2015, the Company sold less than $1 of products to MPM and purchased $1 and $2, respectively. As of both March 31, 2016 and December 31, 2015, the Company had less than $1 of accounts receivable from MPM and accounts payable to MPM related to these agreements.
Other Transactions with MPM
In March 2014, the Company entered into a ground lease with a Brazilian subsidiary of MPM to lease a portion of MPM’s manufacturing site in Itatiba, Brazil for purposes of constructing and operating an epoxy production facility. In conjunction with the ground lease, the Company entered into a site services agreement whereby MPM’s subsidiary provides to the Company various services such as environmental, health and safety, security, maintenance and accounting, among others, to support the operation of this new facility. The Company paid less than $1 to MPM under this agreement during both the three months ended March 31, 2016 and 2015.
In April 2014, the Company purchased 100% of the interests in MPM’s Canadian subsidiary for a purchase price of approximately $12. As a part of the transaction the Company also entered into a non-exclusive distribution agreement with a subsidiary of MPM, whereby the Company acts as a distributor of certain MPM products in Canada. The agreement has a term of 10 years, and is cancelable by either party with 180 days’ notice. The Company is compensated for acting as distributor at a rate of 2% of the net selling price of the related products sold. During both the three months ended March 31, 2016 and 2015, the Company purchased approximately $7 of products from MPM under this distribution agreement, and earned less than $1 from MPM as compensation for acting as distributor of the products. As of both March 31, 2016 and December 31, 2015, the Company had $2 of accounts payable to MPM related to the distribution agreement.
Purchases and Sales of Products and Services with Apollo Affiliates Other than MPM
The Company sells products to various Apollo affiliates other than MPM. These sales were $4 and $23 for the three months ended March 31, 2016 and 2015, respectively. Accounts receivable from these affiliates were less than $1 at both March 31, 2016 and December 31, 2015. The Company also purchases raw materials and services from various Apollo affiliates other than MPM. These purchases were less than $1 and $1 for the three months ended March 31, 2016 and 2015, respectively. The Company had accounts payable to these affiliates of less than $1 at both March 31, 2016 and December 31, 2015.

Other Transactions and Arrangements
The Company sells finished goods to, and purchases raw materials from, a foundry joint venture between the Company and HA-USA Inc. (“HAI”). The Company also provides toll-manufacturing and other services to HAI. The Company’s investment in HAI is recorded under the equity method of accounting, and the related sales and purchases are not eliminated from the Company’s unaudited Condensed Consolidated Financial Statements. However, any profit on these transactions is eliminated in the Company’s unaudited Condensed Consolidated Financial Statements to the extent of the Company’s 50% interest in HAI. Sales and services provided to HAI were $16 and $21 for the three months ended March 31, 2016 and 2015, respectively. There were $1 of accounts receivable from HAI at both March 31, 2016 and December 31, 2015. Purchases from HAI were $3 and $5 for the three months ended March 31, 2016 and 2015, respectively. The Company had accounts payable to HAI of $1 at both March 31, 2016 and December 31, 2015. Additionally, HAI declared dividends to the Company of $4 during both the three months ended March 31, 2016 and 2015. No amounts remained outstanding related to these previously declared dividends at March 31, 2016.
The Company’s purchase contracts with HAI represent a significant portion of HAI’s total revenue, and this factor results in the Company absorbing the majority of the risk from potential losses or the majority of the gains from potential returns. However, the Company does not have the power to direct the activities that most significantly impact HAI, and therefore, does not consolidate HAI.
In 2013, the Company and HAI resolved a dispute regarding raw material pricing. As part of the resolution, the Company agreed to provide discounts to HAI on future purchases of dry and liquid resins totaling $16 over a period of three years. During both the three months ended March 31, 2016 and 2015, the Company issued $1 of discounts to HAI under this agreement. As of March 31, 2016, no amounts remain outstanding under this agreement. As of December 31, 2015, $1 was outstanding under this agreement and was classified in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets.
The Company sells products and provides services to, and purchases products from, its other joint ventures which are recorded under the equity method of accounting. These sales were $4 and $12 for the three months ended March 31, 2016 and 2015, respectively. Accounts receivable from these joint ventures were $4 and $10 at March 31, 2016 and December 31, 2015, respectively. These purchases were $4 and $12 for the three months ended March 31, 2016 and 2015, respectively. The Company had accounts payable to these joint ventures of $3 and $2 at March 31, 2016 and December 31, 2015, respectively.
The Company had a loan receivable of $6 and royalties receivable of $2 as of both March 31, 2016 and December 31, 2015 from its unconsolidated forest products joint venture in Russia.
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

Recurring Fair Value Measurements
As of March 31, 2016, the Company had derivative liabilities related to electricity and natural gas contracts of $2, which were measured using Level 2 inputs, and consist of derivative instruments transacted primarily in over-the-counter markets. There were no transfers between Level 1, Level 2 or Level 3 measurements during the three months ended March 31, 2016 or 2015.
The Company calculates the fair value of its Level 2 derivative liabilities using standard pricing models with market-based inputs, adjusted for nonperformance risk. When its financial instruments are in a liability position, the Company evaluates its credit risk as a component of fair value. At both March 31, 2016 and December 31, 2015, no adjustment was made by the Company to reduce its derivative liabilities for nonperformance risk.
When its financial instruments are in an asset position, the Company is exposed to credit loss in the event of nonperformance by other parties to these contracts and evaluates their credit risk as a component of fair value.

Non-derivative Financial Instruments
The following table summarizes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
March 31, 2016
Debt	$3,818	$—	$2,685	$10	$2,695
December 31, 2015
Debt	$3,829	$—	$2,560	$10	$2,570
Fair values of debt classified as Level 2 are determined based on other similar financial instruments, or based upon interest rates that are currently available to the Company for the issuance of debt with similar terms and maturities. Level 3 amounts represent capital leases whose fair value is determined through the use of present value and specific contract terms. The carrying amount and fair value of the Company’s debt is exclusive of unamortized deferred financing fees. The carrying amounts of cash and cash equivalents, short term investments, accounts receivable, accounts payable and other accrued liabilities are considered reasonable estimates of their fair values due to the short-term maturity of these financial instruments.
6. Debt Obligations
Debt outstanding at March 31, 2016 and December 31, 2015 is as follows:

	March 31, 2016		December 31, 2015
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
ABL Facility	$80	$—	$—	$—
Senior Secured Notes:
6.625% First-Priority Senior Secured Notes due 2020 (includes $4 of unamortized debt premium at both March 31, 2016 and December 31, 2015)	1,554	—	1,554	—
10.00% First-Priority Senior Secured Notes due 2020	315	—	315	—
8.875% Senior Secured Notes due 2018 (includes $1 and $2 of unamortized debt discount at March 31, 2016 and December 31, 2015, respectively)	917	—	995	—
9.00% Second-Priority Senior Secured Notes due 2020	574	—	574	—
Debentures:
9.2% debentures due 2021	74	—	74	—
7.875% debentures due 2023	189	—	189	—
Other Borrowings:
Australia Facility due 2017	29	4	29	3
Brazilian bank loans	5	37	5	42
Capital leases	9	1	9	1
Other	4	26	5	34
Unamortized debt issuance costs	(47)	—	(51)	—
Total	$3,703	$68	$3,698	$80

2016 Debt Transactions

During the first quarter of 2016, the Company repurchased $78 of its 8.875% Senior Secured Notes due 2018 on the open market for cash of $54. This transaction resulted in a gain of $23, which represents the difference between the carrying value of the repurchased debt and the cash paid for the repurchases, less the proportionate amount of unamortized deferred financing fees and debt discounts that were written off in conjunction with the repurchases. This amount is recorded in “Gain on debt extinguishment” in the unaudited Condensed Consolidated Statements of Operations.

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
Environmental Institution of Paraná IAP—On August 10, 2005, the Environmental Institute of Paraná (IAP), an environmental agency in the State of Paraná, provided Hexion Quimica Industria, the Company’s Brazilian subsidiary, with notice of an environmental assessment in the amount of 12 Brazilian reais. The assessment related to alleged environmental damages to the Paranagua Bay caused in November 2004 from an explosion on a shipping vessel carrying methanol purchased by the Company. The investigations performed by the public authorities have not identified any actions of the Company that contributed to or caused the accident. The Company responded to the assessment by filing a request to have it cancelled and by obtaining an injunction precluding execution of the assessment pending adjudication of the issue. In November 2010, the Court denied the Company’s request to cancel the assessment and lifted the injunction that had been issued. The Company responded to the ruling by filing an appeal in the State of Paraná Court of Appeals. In March 2012, the Company was informed that the Court of Appeals had denied the Company’s appeal, and on June 4, 2012 the Company filed appeals to the Superior Court of Justice and the Supreme Court of Brazil. The Company continues to believe it has strong defenses against the validity of the assessment, and does not believe that a loss is probable. At March 31, 2016, the amount of the assessment, including tax, penalties, monetary correction and interest, is 46 Brazilian reais, or approximately $13.
The following table summarizes all probable environmental remediation, indemnification and restoration liabilities, including related legal expenses, at March 31, 2016 and December 31, 2015:

	Liability		Range of Reasonably Possible Costs at March 31, 2016
Site Description	March 31, 2016	December 31, 2015	Low	High
Geismar, LA	$15	$15	$9	$22
Superfund and offsite landfills – allocated share:
Less than 1%	1	1	1	2
Equal to or greater than 1%	7	7	4	13
Currently-owned	5	5	4	9
Formerly-owned:
Remediation	29	33	27	43
Monitoring only	—	—	—	1
Total	$57	$61	$45	$90
These amounts include estimates for unasserted claims that the Company believes are probable of loss and reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of a range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. At both March 31, 2016 and December 31, 2015, $13 have been included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets with the remaining amount included in “Other long-term liabilities.”
Following is a discussion of the Company’s environmental liabilities and the related assumptions at March 31, 2016:
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
Due to the long-term nature of the project, the reliability of timing and the ability to estimate remediation payments, a portion of this liability was recorded at its net present value, assuming a 3% discount rate and a time period of 22 years. The range of possible outcomes is discounted in a similar manner. The undiscounted liability, which is expected to be paid over the next 22 years, is approximately $20. Over the next five years, the Company expects to make ratable payments totaling $6.

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
Formerly-Owned Sites—The Company is conducting, or has been identified as a PRP in connection with, environmental remediation at a number of locations that it formerly owned and/or operated. Remediation costs at these former sites, such as those associated with our former phosphate mining and processing operations, could be material. The Company has accrued those costs for formerly-owned sites which are currently probable and reasonably estimable. One such site is the Coronet Industries, Inc. Superfund Alternative Site in Plant City, Florida. The Company entered into a settlement agreement effective February 1, 2016 with Coronet Industries and another former site owner. Pursuant to the agreement, the Company agreed to pay $10 in fulfillment of the contribution claim against the Company for past remediation costs, payable in three annual installments. Additionally, the Company accepted a 40% allocable share of specified future remediation costs at this site. The Company estimates its allocable share of future remediation costs to be approximately $11. The final costs to the Company will depend on the method of remediation chosen, the amount of time necessary to accomplish remediation and the ongoing financial viability of the other PRPs. Currently, the Company has insufficient information to estimate the range of reasonably possible costs related to this site.
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
Non-Environmental Legal Matters
The Company is involved in various legal proceedings in the ordinary course of business and had reserves of $2 and $4 at March 31, 2016 and December 31, 2015, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable. At March 31, 2016 and December 31, 2015, $1 and $3, respectively, has been included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets, with the remaining amount included in “Other long-term liabilities.”
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

8. Pension and Postretirement Benefit Plans
Following are the components of net pension and postretirement expense (benefit) recognized by the Company for the three months ended March 31, 2016 and 2015:

	Pension Benefits				Non-Pension Postretirement Benefits
	Three Months Ended March 31,				Three Months Ended March 31,
	2016		2015		2016		2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1	$4	$1	$4	$—	$—	$—	$—
Interest cost on projected benefit obligation	2	2	2	3	—	—	—	—
Expected return on assets	(3)	(3)	(4)	(3)	—	—	—	—
Net expense (benefit)	$—	$3	$(1)	$4	$—	$—	$—	$—
9. Segment Information
The Company’s business segments are based on the products that the Company offers and the markets that it serves. At March 31, 2016, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins. A summary of the major products of the Company’s reportable segments follows:

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
Net Sales (1):

	Three Months Ended March 31,
	2016	2015
Epoxy, Phenolic and Coating Resins	$575	$674
Forest Products Resins	334	405
Total	$909	$1,079
(1)     Intersegment sales are not significant and, as such, are eliminated within the selling segment.
Segment EBITDA:

	Three Months Ended March 31,
	2016	2015
Epoxy, Phenolic and Coating Resins	$83	$85
Forest Products Resins	56	61
Corporate and Other	(17)	(19)
Total	$122	$127

Reconciliation of Segment EBITDA to Net Loss:

	Three Months Ended March 31,
	2016	2015
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$83	$85
Forest Products Resins	56	61
Corporate and Other	(17)	(19)
Total	$122	$127

Reconciliation:
Items not included in Segment EBITDA:
Business realignment costs	$(3)	$(3)
Gain on extinguishment of debt	23	—
Realized and unrealized foreign currency losses	(2)	(3)
Other	(17)	(18)
Total adjustments	1	(24)
Interest expense, net	(79)	(77)
Income tax expense	(7)	(26)
Depreciation and amortization	(35)	(34)
Accelerated depreciation	(46)	—
Net loss	$(44)	$(34)

Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses. For the three months ended March 31, 2016, these items primarily include expenses from retention programs and certain professional fees. For the three months ended March 31, 2015, these items primarily include expenses from retention programs, losses on the disposal of assets and certain professional fees. Business realignment costs for the three months ended March 31, 2016 and March 31, 2015, include costs for environmental remediation at certain formerly owned locations and expenses related to certain in-process cost reduction programs.
10. Summarized Financial Information of Unconsolidated Affiliate
Summarized financial information of the unconsolidated affiliate HAI as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015 is as follows:

	March 31, 2016	December 31, 2015
Current assets	$26	$24
Non-current assets	19	21
Current liabilities	12	13
Non-current liabilities	2	2

	Three Months Ended March 31,
	2016	2015
Net sales	$36	$42
Gross profit	15	17
Pre-tax income	9	10
Net income	9	9

11. Changes in Accumulated Other Comprehensive Income (Loss)
Following is a summary of changes in “Accumulated other comprehensive income (loss)” for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$4	$(19)	$(15)	$4	$69	$73
Other comprehensive income (loss) before reclassifications, net of tax	—	26	26	—	(62)	(62)
Ending balance	$4	$7	$11	$4	$7	$11
12. Assets and Liabilities Held for Sale
On March 18, 2016, the Company entered into a definitive agreement for the sale of its PAC Business to Synthomer plc (the “Buyer”) for a purchase price of approximately $226. Assets included in the transaction are the Company’s manufacturing sites in Sokolov, Czech Republic; Sant’Albano, Italy; Leuna, Germany; Asua, Spain; Roebuck, South Carolina; and Chonburi, Thailand. The PAC Business produces resins, polymers, monomers and additives that provide enhanced performance for adhesives, sealants, paints, coatings, mortars and cements used primarily in consumer, industrial and building and construction applications.
The PAC Business generated annual sales of approximately $370 in 2015, and is reported within the Epoxy, Phenolic and Coating Resins Division of the Company. The PAC Business had pre-tax income of $5 and $4 for the three months ended March 31, 2016 and 2015, respectively, which is reported as a component of “Loss before income tax and earnings from unconsolidated entities” in the unaudited Condensed Consolidated Statements of Operations.
The sale is subject to customary closing conditions, including Works Council consultation. The transaction is expected to close in the second quarter of 2016. Until the closing date, the Company has agreed to operate the PAC Business in the ordinary course. The Company has also agreed to provide certain transitional services to the Buyer for a limited period of time following the closing.

The assets and liabilities of the PAC Business as of March, 31, 2016 are classified as “Current assets held for sale”, “Long-term assets held for sale”, “Current liabilities associated with assets held for sale” and “Long-term liabilities associated with assets held for sale” in the unaudited Condensed Consolidated Balance Sheets, and consist of the following:

March 31, 2016
Current assets held for sale:
Cash and cash equivalents	$1
Accounts receivable (net of allowance for doubtful accounts of $1)	29
Inventories:
Finished and in-process goods	23
Raw materials and supplies	8
Other current assets	6
Total current assets held for sale	$67

Long-term assets held for sale:
Deferred income taxes	$2
Other long-term assets	2
Property and equipment:
Land	11
Buildings	48
Machinery and equipment	108
167
Less accumulated depreciation	(92)
75
Other intangible assets, net	1
Total long-term assets held for sale	$80

Current liabilities associated with assets held for sale:
Accounts payable	$42
Debt payable within one year	2
Other current liabilities	12
Total current liabilities associated with assets held for sale	$56

Long-term liabilities associated with assets held for sale:
Long-term debt	$3
Long-term pension and post employment benefit obligations	2
Other long-term liabilities	5
Total long-term liabilities associated with assets held for sale	$10

13. Income Taxes

The effective tax rate was (17)% and (236)% for the three months ended March 31, 2016 and 2015, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and losses among the various jurisdictions in which the Company operates. The effective tax rates were also impacted by operating losses generated in jurisdictions where no tax benefit was recognized due to the maintenance of a full valuation allowance.

For the three months ended March 31, 2016 and 2015, income tax expense relates primarily to income from certain foreign operations. Losses in the United States and certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to the maintenance of a full valuation allowance.

14. Guarantor/Non-Guarantor Subsidiary Financial Information
The Company’s 6.625% First-Priority Senior Secured Notes due 2020, 10.00% First-Priority Senior Secured Notes due 2020, 8.875% Senior Secured Notes due 2018 and 9.00% Second-Priority Senior Secured Notes due 2020 are guaranteed by certain of its U.S. subsidiaries.
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

HEXION INC.
MARCH 31, 2016
CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0 and $11, respectively)	$20	$—	$99	$—	$119
Accounts receivable, net	133	1	374	—	508
Intercompany accounts receivable	159	—	44	(203)	—
Intercompany loans receivable - current portion	—	—	63	(63)	—
Inventories:
Finished and in-process goods	105	—	124	—	229
Raw materials and supplies	35	—	54	—	89
Current assets held for sale	10	—	57	—	67
Other current assets	14	—	39	—	53
Total current assets	476	1	854	(266)	1,065
Investment in unconsolidated entities	127	29	22	(141)	37
Deferred income taxes	2	—	9	—	11
Long-term assets held for sale	6	—	74	—	80
Other assets, net	19	6	21	—	46
Intercompany loans receivable	1,165	6	214	(1,385)	—
Property and equipment, net	503	—	441	—	944
Goodwill	66	—	59	—	125
Other intangible assets, net	47	—	15	—	62
Total assets	$2,411	$42	$1,709	$(1,792)	$2,370
Liabilities and Deficit
Current liabilities:
Accounts payable	$112	$—	$207	$—	$319
Intercompany accounts payable	44	—	159	(203)	—
Debt payable within one year	3	—	63	—	66
Intercompany loans payable within one year	63	—	—	(63)	—
Interest payable	98	—	1	—	99
Income taxes payable	10	—	—	—	10
Accrued payroll and incentive compensation	55	—	44	—	99
Current liabilities associated with assets held for sale	6	—	50	—	56
Other current liabilities	70	—	40	—	110
Total current liabilities	461	—	564	(266)	759
Long-term liabilities:
Long-term debt	3,661	—	39	—	3,700
Intercompany loans payable	208	6	1,171	(1,385)	—
Accumulated losses of unconsolidated subsidiaries in excess of investment	427	141	—	(568)	—
Long-term pension and post employment benefit obligations	43	—	184	—	227
Deferred income taxes	(2)	—	15	—	13
Long-term liabilities associated with assets held for sale	—	—	10	—	10
Other long-term liabilities	107	—	49	—	156
Total liabilities	4,905	147	2,032	(2,219)	4,865
Total Hexion Inc. shareholder’s deficit	(2,494)	(105)	(322)	427	(2,494)
Noncontrolling interest	—	—	(1)	—	(1)
Total deficit	(2,494)	(105)	(323)	427	(2,495)
Total liabilities and deficit	$2,411	$42	$1,709	$(1,792)	$2,370

HEXION INC.
DECEMBER 31, 2015
CONDENSED CONSOLIDATING BALANCE SHEET

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0 and $8, respectively)	$62	$—	$174	$—	$236
Accounts receivable, net	115	1	334	—	450
Intercompany accounts receivable	132	—	154	(286)	—
Intercompany loans receivable	—	—	174	(174)	—
Inventories:
Finished and in-process goods	97	—	121	—	218
Raw materials and supplies	34	—	56	—	90
Other current assets	29	—	24	—	53
Total current assets	469	1	1,037	(460)	1,047
Investment in unconsolidated entities	117	28	21	(130)	36
Deferred income taxes	—	—	13	—	13
Other long-term assets	21	6	21	—	48
Intercompany loans receivable	1,269	6	108	(1,383)	—
Property and equipment, net	559	—	492	—	1,051
Goodwill	65	—	57	—	122
Other intangible assets, net	49	—	16	—	65
Total assets	$2,549	$41	$1,765	$(1,973)	$2,382
Liabilities and Deficit
Current liabilities:
Accounts payable	$148	$—	$238	$—	$386
Intercompany accounts payable	154	—	132	(286)	—
Debt payable within one year	6	—	74	—	80
Intercompany loans payable within one year	174	—	—	(174)	—
Interest payable	80	—	2	—	82
Income taxes payable	7	—	8	—	15
Accrued payroll and incentive compensation	43	—	35	—	78
Other current liabilities	73	—	50	—	123
Total current liabilities	685	—	539	(460)	764
Long term liabilities:
Long-term debt	3,656	—	42	—	3,698
Intercompany loans payable	93	6	1,284	(1,383)	—
Accumulated losses of unconsolidated subsidiaries in excess of investment	429	130	—	(559)	—
Long-term pension and post employment benefit obligations	45	—	179	—	224
Deferred income taxes	6	—	6	—	12
Other long-term liabilities	111	—	50	—	161
Total liabilities	5,025	136	2,100	(2,402)	4,859
Total Hexion Inc. shareholder’s deficit	(2,476)	(95)	(334)	429	(2,476)
Noncontrolling interest	—	—	(1)	—	(1)
Total deficit	(2,476)	(95)	(335)	429	(2,477)
Total liabilities and deficit	$2,549	$41	$1,765	$(1,973)	$2,382

HEXION INC.
THREE MONTHS ENDED MARCH 31, 2016
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$381	$—	$578	$(50)	$909
Cost of sales	374	—	478	(50)	802
Gross profit	7	—	100	—	107
Selling, general and administrative expense	39	—	45	—	84
Business realignment costs	1	—	2	—	3
Other operating expense, net	2	—	1	—	3
Operating (loss) income	(35)	—	52	—	17
Interest expense, net	77	—	2	—	79
Intercompany interest (income) expense, net	(19)	—	19	—	—
Gain on extinguishment of debt	(23)	—	—	—	(23)
Other non-operating (income) expense, net	(35)	—	37	—	2
Loss before income tax and (losses) earnings from unconsolidated entities	(35)	—	(6)	—	(41)
Income tax (benefit) expense	(4)	—	11	—	7
Loss before (losses) earnings from unconsolidated entities	(31)	—	(17)	—	(48)
(Losses) earnings from unconsolidated entities, net of taxes	(13)	(5)	—	22	4
Net loss	$(44)	$(5)	$(17)	$22	$(44)
Comprehensive (loss) income	$(18)	$(6)	$(2)	$8	$(18)

HEXION INC.
THREE MONTHS ENDED MARCH 31, 2015
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$465	$—	$663	$(49)	$1,079
Cost of sales	405	—	567	(49)	923
Gross profit	60	—	96	—	156
Selling, general and administrative expense	35	—	47	—	82
Business realignment costs	2	—	1	—	3
Other operating expense, net	4	—	4	—	8
Operating income	19	—	44	—	63
Interest expense, net	75	—	2	—	77
Intercompany interest (income) expense, net	(20)	—	20	—	—
Other non-operating expense (income), net	101	—	(104)	—	(3)
(Loss) income before income tax and earnings (losses) from unconsolidated entities	(137)	—	126	—	(11)
Income tax (benefit) expense	(5)	—	31	—	26
(Loss) income before earnings (losses) from unconsolidated entities	(132)	—	95	—	(37)
Earnings (losses) from unconsolidated entities, net of taxes	98	74	(2)	(167)	3
Net (loss) income	$(34)	$74	$93	$(167)	$(34)
Comprehensive (loss) income	$(96)	$74	$68	$(142)	$(96)

HEXION INC.
THREE MONTHS ENDED MARCH 31, 2016
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Hexion Inc.		Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(99)		$4	$(2)		$(4)	$(101)
Cash flows provided by (used in) investing activities
Capital expenditures	(18)		—	(9)		—	(27)
Change in restricted cash	—		—	(3)		—	(3)
Return of capital from subsidiary from sales of accounts receivable	27	(a)	—	—		(27)	—
	9		—	(12)		(27)	(30)
Cash flows provided by (used in) financing activities
Net short-term debt repayments	(4)		—	(9)		—	(13)
Borrowings of long-term debt	110		—	16		—	126
Repayments of long-term debt	(84)		—	(19)		—	(103)
Net intercompany loan borrowings (repayments)	26		—	(26)		—	—
Common stock dividends paid	—		(4)	—		4	—
Return of capital to parent from sales of accounts receivable	—		—	(27)	(a)	27	—
	48		(4)	(65)		31	10
Effect of exchange rates on cash and cash equivalents	—		—	2		—	2
Decrease in cash and cash equivalents	(42)		—	(77)		—	(119)
Cash and cash equivalents (unrestricted) at beginning of period	62		—	166		—	228
Cash and cash equivalents (unrestricted) at end of period	$20		$—	$89		$—	$109

(a)
During the three months ended March 31, 2016, Hexion Inc. contributed receivables of $27 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the three months ended March 31, 2016, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Hexion Inc. by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined non-guarantor subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and Hexion Inc., respectively.

HEXION INC.
THREE MONTHS ENDED MARCH 31, 2015
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Hexion Inc.		Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(28)		$4	$63		$(4)	$35
Cash flows provided by (used in) investing activities
Capital expenditures	(20)		—	(20)		—	(40)
Proceeds from sale of investments, net	—		—	4		—	4
Return of capital from subsidiary from sales of accounts receivable	59	(a)	—	—		(59)	—
	39		—	(16)		(59)	(36)
Cash flows provided by (used in) financing activities
Net short-term debt repayments	(3)		—	—		—	(3)
Borrowings of long-term debt	100		—	19		—	119
Repayments of long-term debt	(100)		—	(14)		—	(114)
Net intercompany loan (repayments) borrowings	(6)		—	6		—	—
Common stock dividends paid	—		(4)	—		4	—
Return of capital to parent from sales of accounts receivable	—		—	(59)	(a)	59	—
	(9)		(4)	(48)		63	2
Effect of exchange rates on cash and cash equivalents	—		—	(5)		—	(5)
Increase (decrease) in cash and cash equivalents	2		—	(6)		—	(4)
Cash and cash equivalents (unrestricted) at beginning of period	23		—	133		—	156
Cash and cash equivalents (unrestricted) at end of period	$25		$—	$127		$—	$152

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
The following commentary should be read in conjunction with the audited Consolidated Financial Statements and the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s most recent Annual Report on Form 10-K.
Within the following discussion, unless otherwise stated, “the first quarter of 2016” refers to the three months ended March 31, 2016, “the first quarter of 2015” refers to the three months ended March 31, 2015.
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
Through our worldwide network of strategically located production facilities, we serve more than 4,800 customers in approximately100 countries. Our global customers include large companies in their respective industries, such as 3M, Akzo Nobel, BASF, Bayer, Dow, Louisiana Pacific, Monsanto, Owens Corning, PPG Industries, Valspar and Weyerhaeuser.
Reportable Segments
Our business segments are based on the products that we offer and the markets that we serve. At March 31, 2016, we had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins. A summary of the major products of our reportable segments follows:

•
Epoxy, Phenolic and Coating Resins: epoxy specialty resins, phenolic encapsulated substrates, versatic acids and derivatives, basic epoxy resins and intermediates, phenolic specialty resins and molding compounds, polyester resins, acrylic resins and vinylic resins

•	Forest Products Resins: forest products resins and formaldehyde applications

2016 Overview
Following are highlights from our results of operations for the first quarter of 2016 and 2015:

	2016	2015	$ Change	% Change
Statements of Operations:
Net sales	$909	$1,079	$(170)	(16)%
Gross profit	107	156	(49)	(31)%
Operating income	17	63	(46)	(73)%
Loss before income tax	(41)	(11)	(30)	(273)%
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$83	$85	$(2)	(2)%
Forest Products Resins	56	61	(5)	(8)%
Corporate and Other	(17)	(19)	2	11%
Total	$122	$127	$(5)	(4)%

•
Net Sales—Net sales for the first quarter of 2016 were $0.9 billion, a decrease of 16% compared with $1.1 billion in the first quarter of 2015. The decline in net sales was primarily driven by the continued global decline in oil and raw material prices, which has led to lower demand and volumes in our oilfield business and an overall reduction in selling prices across many of our businesses due to the pass through of raw material cost reductions to our customers. Additionally, the continued economic downturn in Brazil negatively impacted volumes in our Latin American forest products resins business. These decreases are partially offset by increases in our specialty epoxy business, driven by increased demand in the China and European wind energy markets, as well as smaller volume increases within our base epoxy, dispersions and North American forest product resins businesses. Lastly, the strengthening of the U.S. dollar against most other currencies negatively impacted our results. On a constant currency basis, net sales would have decreased by 11%.

•
Segment EBITDA—For the first quarter of 2016, Segment EBITDA was $122, a decrease of 4% compared with $127 in the first quarter of 2015. The reduction in Segment EBITDA was primarily driven by volume and pricing decreases in our oilfield business, lower pricing and unfavorable product mix in our our phenolic resins business and decreased volumes within our Latin American forest products resins businesses. These reductions were offset by strong growth in our specialty epoxy business, favorable product mix within our versatic acids business and increases in raw materiality productivity across many of our businesses. Additionally, the strengthening of the U.S. dollar against most other currencies negatively impacted our Segment EBITDA results. On a constant currency basis, Segment EBITDA would have increased by 2%.

•
Planned Sale of PAC Business—In March 2016, we entered into a definitive agreement for the sale of our Performance Adhesives, Powder Coatings, Additives & Acrylic Coatings and Monomers businesses (the “PAC Business”) for a purchase price of approximately $226. The sale is expected to close in the second quarter of 2016. We plan to use the proceeds from this sale to bolster our liquidity and invest back into the business.

•
Restructuring and Cost Reduction Programs—In the fourth quarter of 2015, we identified additional productivity and cost reduction programs, which we anticipate will generate approximately $35 in annual cost savings once completed. We began executing these programs in the first quarter of 2016. As of March 31, 2016, we have approximately $38 of total in-process cost savings related to these and other smaller programs, the majority of which we expect to be achieved over the next 12 to 24 months.

•
Planned Facility Rationalization—One of the above identified cost reduction projects is a planned facility rationalization within our Epoxy, Phenolic and Coating Resins segment, which we anticipate will generate approximately $20 in annual cost savings once completed. As a result, the estimated useful lives of certain long-lived assets related to this facility have been shortened and consequently, we incurred approximately $46 of accelerated depreciation in the first quarter of 2016 related to this project, and expect the remaining approximate $30 of accelerated depreciation to be recognized in the second quarter of 2016. Additionally, in the second quarter of 2016, we anticipate we will recognize approximately $30 to $35 of costs related to the early termination of certain contracts for utilities, site services, raw materials and other items related to this facility rationalization. These costs will result in cash outflows over the next approximately 2 to 3 years.

•
Growth Initiatives—In February 2016, we completed construction of our formaldehyde plant in Luling, LA. The completion of this facility, combined with the 2015 expansions of our forest products resins manufacturing facility in Curitiba, Brazil and our formaldehyde manufacturing facility in Geismar, LA, provides us with additional capacity to support expected long-term growth in these businesses and regions.

Short-term Outlook
During the remainder of 2016, we expect continued strong demand in our North American forest products resins business due to continuing growth in U.S. housing starts. Additionally, we expect the incremental capacity created by the newly completed formaldehyde plants in North America to drive volume increases in this business in 2016. We expect these increases to be partially offset by weakening demand in Latin America, driven by the Brazilian economic downturn, which will continue to negatively impact our Latin American forest products resins business.
While we anticipate flat demand in Europe, we expect volumes in our European versatic acid and dispersions businesses to continue to improve from the resolution of the supplier disruption that impacted these businesses during the first half of 2015. Additionally, although we continue to expect economic volatility in China, we anticipate a modest demand increase in our epoxy specialty business in 2016. We also expect our phenolic resins business to benefit from the acquisition of the remaining 50% of our previous Chinese joint venture. Lastly, we expect our base epoxy business to improve in 2016 due to our restructuring initiatives, but remain below historical levels of profitability.
We expect lower oil prices to continue in 2016, which will continue to negatively impact sales volumes and earnings in our oilfield business due to the corresponding weakness in natural gas and oil drilling activity. Given the current economic conditions in the oil and gas markets, we continue to monitor the recoverability of assets in our oilfield business. In addition, we expect lower raw material prices to continue in 2016, as a substantial number of our raw material inputs are petroleum-based and their prices fluctuate with the price of oil, which will create an offsetting positive effect on our results.
Lastly, we anticipate that weaker global currencies could continue to pressure our results.
Matters Impacting Comparability of Results
Raw Material Prices
Raw materials comprise approximately 70% of our cost of sales. The three largest raw materials used in our production processes are phenol, methanol and urea. These materials represent about half of our total raw material costs. Fluctuations in energy costs, such as volatility in the price of crude oil and related petrochemical products, as well as the cost of natural gas have historically caused volatility in our raw material and utility costs. The average price of phenol remained flat, and the average prices of methanol and urea decreased by approximately 34% and 25%, respectively, in the first three months of 2016 compared to the first three months of 2015. The impact of passing through raw material price changes to customers can result in significant variances in sales comparisons from year to year.
Supplier Disruption
From late 2014 through July 2015, our European versatic acids and dispersions businesses were negatively impacted by a supplier disruption beginning in late 2014. The disruption had negative impacts of $6 and $8 on Segment EBITDA for our Epoxy, Phenolic and Coating Resins segment in the first quarter of 2016 and 2015, respectively. We recorded insurance recoveries of $6 and $9 in the first quarter of 2016 and 2015, respectively, for a portion of these losses, and we continue to proactively pursue additional recoveries. Timing differences between the negative impacts of the disruption and the related insurance recoveries can result in variances in Segment EBITDA comparisons from year to year.
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

Results of Operations
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2016		2015
	$	% of Net Sales	$	% of Net Sales
Net sales	$909	100%	$1,079	100%
Cost of sales	756	83%	923	86%
Accelerated depreciation	46	5%	—	—%
Gross profit	107	12%	156	14%
Selling, general and administrative expense	84	9%	82	8%
Business realignment costs	3	—%	3	—%
Other operating expense, net	3	—%	8	1%
Operating income	17	3%	63	5%
Interest expense, net	79	9%	77	7%
Gain on extinguishment of debt	(23)	(2)%	—	—%
Other non-operating expense (income), net	2	—%	(3)	—%
Total non-operating expense	58	7%	74	7%
Loss before income tax and earnings from unconsolidated entities	(41)	(4)%	(11)	(2)%
Income tax expense	7	1%	26	2%
Loss before earnings from unconsolidated entities	(48)	(5)%	(37)	(4)%
Earnings from unconsolidated entities, net of taxes	4	—%	3	—%
Net loss	$(44)	(5)%	$(34)	(4)%
Other comprehensive income (loss)	$26		$(62)
Three Months Ended March 31, 2016 vs. Three Months Ended March 31, 2015
Net Sales
In the first quarter of 2016, net sales decreased by $170, or 16%, compared to the first quarter of 2015. Volume decreases negatively impacted net sales by $31, and were primarily driven by reduced volumes in our oilfield business, which was the result of lower natural gas and oil drilling activity caused by a decrease in oil prices. Also contributing to the overall volume decrease were lower volumes in our Latin American forest products resins business due to the recent economic downturn in Brazil. These decreases were partially offset by volume increases in our epoxy specialty business, driven by strong demand in the China and European wind energy markets, as well as smaller volume increases across our base epoxy, dispersions and North American forest product resins businesses. Pricing had a negative impact of $87 due primarily to raw material price decreases passed through to customers in most of our businesses. In addition, foreign currency translation negatively impacted net sales by $52, primarily as a result of the strengthening of the U.S. dollar against the Brazilian real, euro and Canadian dollar in the first quarter of 2016 compared to the first quarter of 2015.
Gross Profit
In the first quarter of 2016, gross profit decreased by $49 compared to the first quarter of 2015, primarily due to accelerated depreciation of $46 in the first quarter of 2016 related to a planned facility rationalization within our Epoxy, Phenolic and Coating Resins segment. Excluding this accelerated depreciation, gross profit decreased by $3, and as a percentage of sales, gross profit increased by 3%. The increase in gross profit percentage was primarily due to favorable raw material deflation and raw material productivity initiatives.
Operating Income
In the first quarter of 2016, operating income decreased by $46 compared to the first quarter of 2015, primarily due to the $49 decrease in gross profit discussed above, as well as an increase in selling, general and administrative expense of $2. The increase in selling, general and administrative expense was due primarily to costs related to the proposed sale of our PAC Business and lower insurance recoveries in the first quarter of 2016 related to the supplier disruption in our European versatic acids business, partially offset by lower compensation and benefits expense driven by our recent cost savings and productivity actions. The negative impacts of the gross profit decrease and selling, general and administrative expense increase discussed above were partially offset by a decrease of $5 in other operating expense, which was due to a decrease in realized and unrealized foreign currency transaction losses.
Non-Operating Expense
In the first quarter of 2016, total non-operating expense decreased by $16 compared to the first quarter of 2015, primarily due to a $23 gain on debt extinguishment that occurred in the first quarter of 2016, partially offset by an increase of $2 in interest expense driven by higher average debt levels, as well as an increase in realized and unrealized losses related to non-transactional foreign currency and derivative transactions.

Income Tax Expense

The effective tax rate was (17)% and (236)% for the first quarter of 2016 and 2015, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and losses among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating losses generated in jurisdictions where no tax benefit was recognized due to the maintenance of a full valuation allowance.

For the first quarter of 2016 and 2015, income tax expense relates primarily to income from certain foreign operations. Losses in the United States and certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to the maintenance of a full valuation allowance.
Other Comprehensive Income (Loss)
For the first quarter of 2016, foreign currency translation positively impacted other comprehensive income by $26, primarily due to the strengthening of the euro against the U.S. dollar in the first quarter of 2016.
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

	Three Months Ended March 31,
	2016	2015
Net Sales (1):
Epoxy, Phenolic and Coating Resins	$575	$674
Forest Products Resins	334	405
Total	$909	$1,079

Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$83	$85
Forest Products Resins	56	61
Corporate and Other	(17)	(19)
Total	$122	$127
(1)     Intersegment sales are not significant and, as such, are eliminated within the selling segment.
Three Months Ended March 31, 2016 vs. Three Months Ended March 31, 2015 Segment Results
Following is an analysis of the percentage change net in sales by segment from the three months ended March 31, 2015 to the three months ended March 31, 2016:

	Volume	Price/Mix	Currency Translation	Total
Epoxy, Phenolic and Coating Resins	(2)%	(10)%	(3)%	(15)%
Forest Products Resins	(5)%	(5)%	(8)%	(18)%
Epoxy, Phenolic and Coating Resins
Net sales in the first quarter of 2016 decreased by $99, or 15%, when compared to the first quarter of 2015. Lower volumes negatively impacted net sales by $11, which were primarily driven by continued decreased volumes within our oilfield business. These decreases were partially offset by higher volumes in our epoxy specialty and dispersions businesses. Volume decreases in our oilfield business were a result of a continued reduction in natural gas and oil drilling activity due to lower oil prices. Increases in volumes in our epoxy specialty business were driven by strong demand in the China and European wind energy markets, and increased volumes in our dispersions business were the result of growth in the adhesives and coatings markets. Pricing had a negative impact of $65, which was primarily due to raw material price decreases passed through to customers across many of our businesses. Foreign exchange translation negatively impacted net sales by $23, primarily due to the strengthening of the U.S. dollar against the euro in the first quarter of 2016 compared to the first quarter of 2015.

Segment EBITDA in the first quarter of 2016 decreased by $2 to $83 compared to the first quarter of 2015. This decrease is primarily due to declines in our oilfield business discussed above, as well as unfavorable product mix in our our phenolic resins business and the negative impact of foreign exchange. These decreases were partially offset by the strong growth in our epoxy specialty business discussed above, combined with favorable product mix and increased raw material productivity in our versatic acids business.
Forest Products Resins
Net sales in the first quarter of 2016 decreased by $71, or 18%, when compared to the first quarter of 2015. The primary driver of this decrease was foreign exchange translation, which negatively impacted net sales by $29, primarily due to the strengthening of the U.S. dollar against the Brazilian real, Canadian dollar and the euro in the first quarter of 2016 compared to the first quarter of 2015. Lower volumes negatively impacted net sales by $20, and were primarily driven by weaker demand in our Latin American forest products resins business as a result of the Brazilian economic downturn, as well as volume decreases within our North American formaldehyde business due to the scheduled downtime of a large customer in the first quarter of 2016. These decreases were partially offset by volume increases in our North American and European forest products resins businesses. Pricing had a negative impact of $22, which was primarily due to raw material price decreases contractually passed through to customers across many of our businesses.
Segment EBITDA in the first quarter of 2016 decreased by $5 to $56 compared to the first quarter of 2015. This decrease is primarily due to the negative impact of foreign exchange translation, the volume decreases discussed above and a reduction in favorable raw materials lead/lag in the first quarter of 2016 compared to the first quarter of 2015. These decreases were partially offset by increases in raw material productivity.
Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions, unallocated foreign exchange gains and losses and legacy company costs not allocated to continuing segments. Corporate and Other charges in the first quarter of 2016 decreased by $2 compared to the first quarter of 2015, primarily due to our ongoing cost reduction initiatives.
Reconciliation of Segment EBITDA to Net Loss:

	Three Months Ended March 31,
	2016	2015
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$83	$85
Forest Products Resins	56	61
Corporate and Other	(17)	(19)
Total	$122	$127

Reconciliation:
Items not included in Segment EBITDA
Business realignment costs	$(3)	$(3)
Gain on extinguishment of debt	23	—
Realized and unrealized foreign currency losses	(2)	(3)
Other	(17)	(18)
Total adjustments	1	(24)
Interest expense, net	(79)	(77)
Income tax expense	(7)	(26)
Depreciation and amortization	(35)	(34)
Accelerated depreciation	(46)	—
Net loss	$(44)	$(34)

Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses. For the three months ended March 31, 2016, these items primarily include expenses from retention programs and certain professional fees. For the three months ended March 31, 2015, these items primarily include expenses from retention programs, losses on the disposal of assets and certain professional fees. Business realignment costs for the three months ended March 31, 2016 and March 31, 2015, include costs for environmental remediation at certain formerly owned locations and expenses related to certain in-process cost reduction programs.

Liquidity and Capital Resources
We are a highly leveraged company. Our primary sources of liquidity are cash flows generated from operations and availability under the ABL Facility. Our primary liquidity requirements are interest, working capital and capital expenditures.

At March 31, 2016, we had $3,771 of outstanding debt and $418 in liquidity consisting of the following:

•	$109 of unrestricted cash and cash equivalents (of which $89 is maintained in foreign jurisdictions);

•	$262 of borrowings available under our ABL Facility ($383 borrowing base less $80 of outstanding borrowings and $41 of outstanding letters of credit); and

•	$47 of time drafts and borrowings available under credit facilities at certain international subsidiaries
We do not believe there is any risk to funding our liquidity requirements in any particular jurisdiction for the next twelve months.
Our net working capital (defined as accounts receivable and inventories less accounts payable) at March 31, 2016 and December 31, 2015 was $507 and $356, respectively. A summary of the components of our net working capital as of March 31, 2016 and December 31, 2015 is as follows:

	March 31, 2016	% of LTM Net Sales	December 31, 2015	% of LTM Net Sales
Accounts receivable	$508	14%	$428	11%
Inventories	318	9%	279	7%
Accounts payable	(319)	(9)%	(351)	(9)%
Net working capital (1)	$507	14%	$356	9%

(1)
The components of net working capital and percentage of LTM Net Sales at both March 31, 2016 and December 31, 2015 exclude net working capital and net sales related to the PAC Business. The assets and liabilities of the PAC Business are classified as held for sale in the March 31, 2016 unaudited Condensed Consolidated Balance Sheets.

The increase in net working capital of $151 from December 31, 2015 was primarily due to increases in accounts receivable of $80 and inventory of $39. Both of these increases were primarily the result of increased volumes in the first quarter of 2016 compared to the fourth quarter of 2015 due largely to seasonality. A portion of the inventory increase is also attributed to inventory build-up in some of our businesses during the first quarter of 2016 in anticipation of scheduled turnarounds later in the year. Net working capital also increased due to a decrease in accounts payable of $32, largely related to continued raw material price deflation and the timing of vendor payments. To minimize the impact of seasonal changes in net working capital on cash flows, we continue to review inventory safety stock levels, focus on accelerating receivable collections by offering incentives to customers to encourage early payment or through the sale of receivables at a discount and negotiate with vendors to contractually extend payment terms whenever possible.
We periodically borrow from the ABL Facility to support our short-term liquidity requirements, particularly when net working capital requirements increase in response to the seasonality of our volumes in the summer months. As of March 31, 2016, there were $80 of outstanding borrowings under the ABL Facility.
2016 Debt Transactions

During the first quarter of 2016, we repurchased $78 of our 8.875% Senior Secured Notes due 2018 on the open market for cash of $54. This transaction resulted in a gain of $23, which represents the difference between the carrying value of the repurchased debt and the cash paid for the repurchases, less the proportionate amount of unamortized deferred financing fees and debt discounts that were written off in conjunction with the repurchases.
Short-term Outlook
The following factors will impact 2016 cash flows:

•	Proceeds from Sale of PAC Business: We expect cash inflows of approximately $226, less customary fees, in the second quarter of 2016 related to the anticipated closing of the sale of our PAC Business.

•	Interest and Income Taxes: We expect cash outflows in 2016 related to interest payments on our debt of $305 and income tax payments estimated at $31.

•
Capital Spending: We continue to expect capital spending in 2016 to be lower than 2015. Our capital spending requirements are generally flexible, and we will continue to manage our overall capital plan in the context of our strategic business and financial objectives.

•
Net Working Capital: We anticipate an increase in working capital during 2016, as compared to 2015, related to volume increases. During the year, we continue to expect an increase in the first half and a decrease in the second half, consistent with historical trends.

We plan to fund these outflows with available cash and cash equivalents, cash from operations and the proposed sale of our PAC Business, and, if necessary, through available borrowings under our ABL Facility. Based on our liquidity position as of March 31, 2016 and projections of operating cash flows for the remainder of 2016, we believe we have sufficient liquidity to fund continuing operations for the next twelve months.
Depending upon market, pricing and other conditions, including the current state of the high yield bond market, as well as our cash balances and available liquidity, we or our affiliates, may seek to acquire additional notes or other indebtedness of the Company through open market purchases, privately negotiated transactions, tender offers, redemption or otherwise, upon such terms and at such prices as we or our affiliates may determine (or as may be provided for in the indentures governing the notes), for cash or other consideration. In addition, we have considered and will continue to evaluate potential transactions to reduce net debt. We also continue to review possible sales of certain non-core assets, such as the proposed sale of our PAC Business, which could further increase our liquidity. Our next significant debt maturity is the $917 balance of our 8.875% Senior Secured Notes, which will come due in 2018. We expect to refinance and/or repay this debt depending on the levels of cash generated from our operations and conditions in the credit markets.
Sources and Uses of Cash
Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2016	2015
Sources (uses) of cash:
Operating activities	$(101)	$35
Investing activities	(30)	(36)
Financing activities	10	2
Effect of exchange rates on cash flow	2	(5)
Net decrease in cash and cash equivalents	$(119)	$(4)
Operating Activities
In the first quarter of 2016, operations used $101 of cash. Net loss of $44 included $31 of net non-cash expense items, of which $35 was for depreciation and amortization, $46 was for accelerated depreciation and $2 was for deferred taxes. These expense items were partially offset by a $23 gain on extinguishment of debt and $29 of unrealized foreign currency gains. Net working capital used $136, which was driven by increases in accounts receivable in the first quarter of 2016 due to the seasonality of our businesses and increases in inventory due to the timing of strategic inventory builds in anticipation of planned plant turnarounds. Additionally, accounts payable decreased due to lower raw material prices and the timing of vendor payments. Changes in other assets and liabilities and income taxes payable provided $48 due to the timing of when items were expensed versus paid, which primarily included interest expense, employee retention programs, pension plan contributions and taxes.
In the first quarter of 2015, operations used $35 of cash. Net loss of $34 included $29 of net non-cash expense items, of which $34 was for depreciation and amortization and $1 was for unrealized foreign currency losses, partially offset by a $7 deferred tax benefit. Net working capital used $21. The change was due to the decrease in net sales and raw material costs in the first quarter of 2015 and the related impact on components of net working capital, as well as the timing of strategic inventory builds in anticipation of planned plan turnarounds. Changes in other assets and liabilities and income taxes payable provided $61 due to the timing of when items were expensed versus paid, which primarily included interest expense, employee retention programs, pension plan contributions and taxes.
Investing Activities
In the first quarter of 2016, investing activities used $30 of cash. We spent $27 for capital expenditures, which primarily related to plant expansions, improvements and maintenance related capital expenditures. The increase in restricted cash used an additional $3.
In the first quarter of 2015, investing activities used $36 of cash. We spent $40 for capital expenditures, which primarily related to plant expansions, improvements and maintenance related capital expenditures. Additionally, the sale of certain investments provided cash of $4.
Financing Activities
In the first quarter of 2016, financing activities provided $10 of cash. Net short-term debt repayments were $13, and net long-term debt borrowings were $23. Our long-term borrowings primarily consisted of $80 in ABL borrowings, largely offset by $54 used to repurchase a portion of our 8.875% Senior Secured Notes due 2018 on the open market.
In the first quarter of 2015, financing activities provided $2 of cash. Net short-term debt repayments were $3, and net long-term debt borrowings were $5, which primarily consisted of net borrowings under the ABL Facility.

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
The indentures that govern our 6.625% First-Priority Senior Secured Notes, 10.00% First-Priority Senior Secured Notes due 2020, 8.875% Senior Secured Notes and 9.00% Second-Priority Senior Secured Notes (the “Secured Indentures”) contain an Adjusted EBITDA to Fixed Charges ratio incurrence test which restricts our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet this ratio (measured on a last twelve months, or LTM, basis) of at least 2.0 to 1.0. The Adjusted EBITDA to Fixed Charges Ratio under the Secured Indentures is generally defined as the ratio of (a) Adjusted EBITDA to (b) net interest expense excluding the amortization or write-off of deferred financing costs, each measured on an LTM basis.
The ABL Facility, which is subject to a borrowing base, does not have any financial maintenance covenant other than a minimum fixed charge coverage ratio of 1.0 to 1.0 that would only apply if our availability under the ABL Facility at any time is less than the greater of (a) $40 and (b) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time. The fixed charge coverage ratio under the credit agreement governing the ABL Facility is generally defined as the ratio of (a) Adjusted EBITDA minus non-financed capital expenditures and cash taxes to (b) debt service plus cash interest expense plus certain restricted payments, each measured on an LTM basis. At March 31, 2016, our availability under the ABL Facility exceeded such levels; therefore, the minimum fixed charge covenant ratio did not apply. As of March 31, 2016, we were in compliance with all covenants that govern the ABL Facility. We do not believe that a covenant default under the ABL Facility is reasonably likely to occur in the foreseeable future.
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

March 31, 2016
LTM Period
Net loss	$(49)
Income tax expense	14
Interest expense, net	329
Depreciation and amortization	137
Accelerated depreciation	48
EBITDA	479
Adjustments to EBITDA:
Asset impairments	6
Business realignment costs (1)	17
Realized and unrealized foreign currency losses	8
Gain on extinguishment of debt	(64)
Unrealized gain on pension and postretirement benefits (2)	(14)
Other (3)	38
Cost reduction programs savings (4)	38
Adjusted EBITDA	$508
Pro forma fixed charges (5)	$300
Ratio of Adjusted EBITDA to Fixed Charges (6)	1.69

(1)	Represents headcount reduction expenses and plant rationalization costs related to cost reduction programs and other costs associated with business realignments.

(2)	Represents non-cash gains resulting from pension and postretirement benefit plan liability remeasurements.

(3)
Primarily includes retention program costs, business optimization expenses, certain professional fees and management fees, partially offset by gains on the disposal of assets and a gain on a step acquisition.

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

(5)	Reflects pro forma interest expense based on interest rates at March 31, 2016, as if the 2016 Debt Transactions had taken place at the beginning of the period.

(6)
The Company’s ability to incur additional indebtedness, among other actions, is restricted under the indentures governing certain notes, unless the Company has an Adjusted EBITDA to Fixed Charges ratio of 2.0 to 1.0. As of March 31, 2016, we did not satisfy this test. As a result, we are subject to restrictions on our ability to incur additional indebtedness and to make investments; however, there are exceptions to these restrictions, including exceptions that permit indebtedness under our ABL Facility (available borrowings of which were $262 at March 31, 2016).

Recently Issued Accounting Standards
In May, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Board Update No. 2014-09: Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes the existing revenue recognition guidance and most industry-specific guidance applicable to revenue recognition. According to the new guidance, an entity will apply a principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The effective date for ASU 2014-09 is for annual and interim periods beginning on or after December 15, 2017, and early adoption will be permitted for annual and interim periods beginning on or after December 15, 2016. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in ASU 2014-09. We are currently assessing the potential impact of ASU 2014-09 on our financial statements.

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

In February 2016, the FASB issued Accounting Standards Board Update No. 2016-02: Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 supersedes the existing lease guidance in Topic 840. According to the new guidance, all leases, with limited scope exceptions, will be recorded on the balance sheet in the form of a liability to make lease payments (lease liability) and a right-of-use asset representing the right to use the underlying asset for the lease term. The guidance is effective for annual and interim periods beginning on or after December 15, 2018, and early adoption is permitted. Entities will be required to adopt ASU 2016-02 using a modified retrospective approach, whereby leases will be recognized and measured at the beginning of the earliest period presented. We are currently assessing the potential impact of ASU 2016-02 on our financial statements.

In March 2016, the FASB issued Accounting Standards Board Update No. 2016-07: Simplifying the Transition to the Equity Method of Accounting (Topic 323) (“ASU 2016-07”) as part of the FASB simplification initiative. ASU 2016-07 eliminates the requirement that when an existing investment qualifies for use of the equity method, an investor adjust the investment, results of operations and retained earnings retroactively as if the equity method has been in effect in all previous periods that the investment had been held. Under the new guidance, the equity method investor is only required to adopt the equity method as of the date the investment qualifies for the equity method, with no retrospective adjustment required. The guidance is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period, and early adoption is permitted. The requirements of ASU 2016-07 are not expected to have a significant impact on the our financial statements.

In March 2016, the FASB issued Accounting Standards Board Update No. 2016-09: Improvements to Employee Share-Based Payment Accounting (Topic 718) (“ASU 2016-09”) as part of the FASB simplification initiative. ASU 2016-09 simplifies various aspects of share-based payment accounting, including the income tax consequences, classification of equity awards as either equity of liabilities and classification on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period, and early adoption is permitted. The requirements of ASU 2016-09 are not expected to have a significant impact on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no material developments during the first three months of 2016 on the matters we have previously disclosed about quantitative and qualitative market risk in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2016. Based upon that evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2016.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Item 1.	Legal Proceedings
There have been no other material developments during the first quarter of 2016 in any of the ongoing legal proceedings that are included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 1A.	Risk Factors
There have been no material changes during the first three months of 2016 in the risk factors that were included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

HEXION INC.

Date:	May 13, 2016	/s/ George F. Knight
George F. Knight
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)