Form 10-Q
period 2016-06-30
HEXION INC.
filed 2016-08-11
CIK 13239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on August 1, 2016: 82,556,847

HEXION INC.

HEXION INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions, except share data)	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $18 and $8, respectively)	$190	$236
Accounts receivable (net of allowance for doubtful accounts of $16 and $15, respectively)	520	450
Inventories:
Finished and in-process goods	209	218
Raw materials and supplies	97	90
Other current assets	125	53
Total current assets	1,141	1,047
Investment in unconsolidated entities	22	36
Deferred income taxes	10	13
Other long-term assets	45	48
Property and equipment:
Land	78	84
Buildings	275	296
Machinery and equipment	2,352	2,406
	2,705	2,786
Less accumulated depreciation	(1,796)	(1,735)
	909	1,051
Goodwill	123	122
Other intangible assets, net	59	65
Total assets	$2,309	$2,382
Liabilities and Deficit
Current liabilities:
Accounts payable	$346	$386
Debt payable within one year	67	80
Interest payable	74	82
Income taxes payable	17	15
Accrued payroll and incentive compensation	54	78
Other current liabilities	158	123
Total current liabilities	716	764
Long-term liabilities:
Long-term debt	3,555	3,698
Long-term pension and post employment benefit obligations	222	224
Deferred income taxes	14	12
Other long-term liabilities	173	161
Total liabilities	4,680	4,859
Commitments and contingencies (see Note 7)
Deficit
Common stock—$0.01 par value; 300,000,000 shares authorized, 170,605,906 issued and 82,556,847 outstanding at June 30, 2016 and December 31, 2015	1	1
Paid-in capital	526	526
Treasury stock, at cost—88,049,059 shares	(296)	(296)
Accumulated other comprehensive loss	(15)	(15)
Accumulated deficit	(2,586)	(2,692)
Total Hexion Inc. shareholder’s deficit	(2,370)	(2,476)
Noncontrolling interest	(1)	(1)
Total deficit	(2,371)	(2,477)
Total liabilities and deficit	$2,309	$2,382
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Net sales	$952	$1,087	$1,861	$2,166
Cost of sales	854	925	1,656	1,848
Gross profit	98	162	205	318
Selling, general and administrative expense	82	76	166	158
Gain on dispositions	(240)	—	(240)	—
Business realignment costs	42	5	45	8
Other operating (income) expense, net	(4)	2	(1)	10
Operating income	218	79	235	142
Interest expense, net	80	84	159	161
Gain on extinguishment of debt	(21)	—	(44)	—
Other non-operating (income) expense, net	(3)	2	(1)	(1)
Income (loss) before income tax and earnings from unconsolidated entities	162	(7)	121	(18)
Income tax expense	17	1	24	27
Income (loss) before earnings from unconsolidated entities	145	(8)	97	(45)
Earnings from unconsolidated entities, net of taxes	5	6	9	9
Net income (loss)	$150	$(2)	$106	$(36)
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Net income (loss)	$150	$(2)	$106	$(36)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(25)	13	1	(49)
Loss recognized from pension and postretirement benefits	(1)	—	(1)	—
Other comprehensive (loss) income	(26)	13	—	(49)
Comprehensive income (loss)	$124	$11	$106	$(85)
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(In millions)	2016	2015
Cash flows (used in) provided by operating activities
Net income (loss)	$106	$(36)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	71	68
Accelerated depreciation	106	—
Deferred tax expense	3	3
Gain on dispositions (see Notes 12 and 13)	(240)	—
Gain on extinguishment of debt (see Note 6)	(44)	—
Unrealized foreign currency (gains) losses	(45)	1
Other non-cash adjustments	(4)	1
Net change in assets and liabilities:
Accounts receivable	(119)	(56)
Inventories	(21)	8
Accounts payable	2	16
Income taxes payable	8	13
Other assets, current and non-current	(25)	13
Other liabilities, current and long-term	52	(3)
Net cash (used in) provided by operating activities	(150)	28
Cash flows provided by (used in) investing activities
Capital expenditures	(61)	(79)
Capitalized interest	(1)	—
Proceeds from dispositions, net	281	—
Proceeds from sale of assets, net	1	—
Proceeds from sale of investments, net	—	4
Change in restricted cash	(10)	—
Net cash provided by (used in) investing activities	210	(75)
Cash flows (used in) provided by financing activities
Net short-term debt repayments	(12)	(5)
Borrowings of long-term debt	335	490
Repayments of long-term debt	(439)	(274)
Long-term debt and credit facility financing fees	—	(8)
Net cash (used in) provided by financing activities	(116)	203
Effect of exchange rates on cash and cash equivalents	—	(4)
(Decrease) increase in cash and cash equivalents	(56)	152
Cash and cash equivalents (unrestricted) at beginning of period	228	156
Cash and cash equivalents (unrestricted) at end of period	$172	$308
Supplemental disclosures of cash flow information
Cash paid for:
Interest, net	$159	$146
Income taxes, net	16	10
Non-cash investing activity:
Acceptance of buyer’s note (See Note 12)	$75	$—
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENT OF DEFICIT (Unaudited)

(In millions)	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Hexion Inc. Deficit	Noncontrolling Interest	Total
Balance at December 31, 2015	$1	$526	$(296)	$(15)	$(2,692)	$(2,476)	$(1)	$(2,477)
Net income	—	—	—	—	106	106	—	106
Other comprehensive income	—	—	—	—	—	—	—	—
Balance at June 30, 2016	$1	$526	$(296)	$(15)	$(2,586)	$(2,370)	$(1)	$(2,371)

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In millions, except share data)
1. Background and Basis of Presentation
Based in Columbus, Ohio, Hexion Inc. (“Hexion” or the “Company”) serves global industrial markets through a broad range of thermoset technologies, specialty products and technical support for customers in a diverse range of applications and industries. The Company’s business is organized based on the products offered and the markets served. At June 30, 2016, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins.
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
Subsequent Events—The Company has evaluated events and transactions subsequent to June 30, 2016 through the date of issuance of its unaudited Condensed Consolidated Financial Statements.
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
3. Business Realignment Costs

In the first quarter of 2016, the Company announced a planned rationalization at its Norco, LA manufacturing facility within its Epoxy, Phenolic and Coating Resins segment, and production was ceased at this facility during the second quarter of 2016. During the three months ended June 30, 2016, the Company incurred costs of $25 related to the early termination of certain contracts for utilities, site services, raw materials and other items related to this facility rationalization. As of June 30, 2016, $18 of these costs were included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets, with the remaining amount included in “Other long-term liabilities.” Additionally, during the three months ended June 30, 2016, the Company incurred costs of $10 related to abnormal production overhead, severance and other expenses to the facility closure. All of these costs are included in “Business realignment costs” in the unaudited Condensed Consolidated Statements of Operations.

As a result of the Norco, LA facility rationalization, the estimated useful lives of certain long-lived assets related to this facility were shortened, and consequently, during the three and six months ended June 30, 2016, the Company incurred $30 and $76, respectively, of accelerated depreciation related to these assets, which is included in “Cost of sales” in the unaudited Condensed Consolidated Statements of Operations. In addition, at June 30, 2016 the Company recorded a conditional asset retirement obligation (“ARO”) of $30 related to certain contractually obligated future demolition, decontamination and repair costs associated with this facility rationalization. During the three months ended June 30, 2016, the Company recorded an additional $30 of accelerated depreciation related to this ARO, which is also included in “Cost of sales” in the unaudited Condensed Consolidated Statements of Operations, rendering this item fully depreciated as of June 30, 2016. As of June 30, 2016, $10 of the ARO liability was included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets, with the remaining amount included in “Other long-term liabilities.”

Of the $30 of accelerated depreciation related to the ARO recorded during the three months ended June 30, 2016, approximately $6 related to the three months ended March 31, 2016 and should have been recorded in that period. Management does not believe that this out of period error is material to the unaudited Condensed Consolidated Financial Statements for the three months ended June 30, 2016, or to any prior periods.

Also included within “Business realignment costs” in the unaudited Condensed Consolidated Statements of Operations for both the three and six months ended June 30, 2016 are miscellaneous severance, environmental and other costs related to certain in-process cost reduction programs.
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
During the three months ended June 30, 2016 and 2015 and during the six months ended June 30, 2016 and 2015, the Company recognized expense under the Management Consulting Agreement of $1 and $2, respectively. This amount is included in “Other operating (income) expense, net” in the unaudited Condensed Consolidated Statements of Operations.

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
Pursuant to the Shared Services Agreement, during the six months ended June 30, 2016 and 2015, the Company incurred approximately $39 and $45, respectively, of net costs for shared services and MPM incurred approximately $29 and $37, respectively, of net costs for shared services. Included in the net costs incurred during the six months ended June 30, 2016 and 2015, were net billings from the Company to MPM of $16 and $24, respectively, to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to the applicable agreed upon allocation percentage. The Company had accounts receivable from MPM of $3 and $7 as of June 30, 2016 and December 31, 2015, respectively, and no accounts payable to MPM.
Sales and Purchases of Products with MPM
The Company also sells products to, and purchases products from, MPM. During the three months ended June 30, 2016 and 2015, the Company sold less than $1 of products to MPM and purchased less than $1 of products from MPM. During the six months ended June 30, 2016 and 2015, the Company sold less than $1 of products to MPM and purchased $1 and $2, respectively. As of both June 30, 2016 and December 31, 2015, the Company had less than $1 of accounts receivable from MPM and accounts payable to MPM.
Other Transactions with MPM
In April 2014, the Company purchased 100% of the interests in MPM’s Canadian subsidiary for a purchase price of approximately $12. As a part of the transaction the Company also entered into a non-exclusive distribution agreement with a subsidiary of MPM, whereby the Company acts as a distributor of certain MPM products in Canada. The agreement has a term of 10 years, and is cancelable by either party with 180 days’ notice. The Company is compensated for acting as distributor at a rate of 2% of the net selling price of the related products sold. During both the three months ended June 30, 2016 and 2015, the Company purchased approximately $7 of products from MPM under this distribution agreement, and earned less than $1 from MPM as compensation for acting as distributor of the products. During both the six months ended June 30, 2016 and 2015, the Company purchased approximately $14 of products from MPM under this distribution agreement, and earned less than $1 from MPM as compensation for acting as distributor of the products. As of both June 30, 2016 and December 31, 2015, the Company had $2 of accounts payable to MPM related to the distribution agreement.
Purchases and Sales of Products and Services with Apollo Affiliates Other than MPM
The Company sells products to various Apollo affiliates other than MPM. These sales were $2 and $23 for the three months ended June 30, 2016 and 2015, respectively, and $6 and $47 for the six months ended June 30, 2016 and 2015, respectively. Accounts receivable from these affiliates were $1 and less than $1 at June 30, 2016 and December 31, 2015, respectively. The Company also purchases raw materials and services from various Apollo affiliates other than MPM. These purchases were less than $1 for the three months ended June 30, 2015 and less than $1 and $1 for the six months ended June 30, 2016 and 2015, respectively. The Company had accounts payable to these affiliates of less than $1 at December 31, 2015.
Other Transactions and Arrangements
The Company sells finished goods to, and purchases raw materials from, a former foundry joint venture between the Company and HA-USA Inc. (“HAI”). The Company also provides toll-manufacturing and other services to HAI. On May 31, 2016, the Company sold its 50% investment in HAI to HA-USA Inc. (see Note 12) and as of June 1, 2016, HAI is no longer a related party. Previous to this sale, the Company’s investment in HAI was recorded under the equity method of accounting, and the related sales and purchases were not eliminated from the unaudited Condensed Consolidated Financial Statements. However, any profit on these transactions was eliminated in the unaudited Condensed Consolidated Financial Statements to the extent of the Company’s 50% interest in HAI.

Through the date of the sale of the Company’s investment in HAI to HA-USA Inc., sales and services provided to HAI were $10 and $18 for the three months ended June 30, 2016 and 2015, respectively, and $26 and $39 for the six months ended June 30, 2016 and 2015, respectively. There was $1 of accounts receivable from HAI at December 31, 2015. Purchases from HAI were $1 and $4 for the three months ended June 30, 2016 and 2015, respectively, and $4 and $9 for the six months ended June 30, 2016 and 2015, respectively. The Company had accounts payable to HAI of $1 at December 31, 2015. Additionally, HAI declared dividends to the Company of $5 during the three months ended June 30, 2015, and $4 and $9 for the six months ended June 30, 2016 and 2015, respectively. No amounts remained outstanding related to these previously declared dividends at June 30, 2016.
The Company sells products and provides services to, and purchases products from, its other joint ventures which are recorded under the equity method of accounting. These sales were $4 and $10 for the three months ended June 30, 2016 and 2015, respectively, and $8 and $22 for the six months ended June 30, 2016 and 2015, respectively. Accounts receivable from these joint ventures were $6 and $10 at June 30, 2016 and December 31, 2015, respectively. These purchases were $2 and $12 for the three months ended June 30, 2016 and 2015, respectively, and $6 and $24 for the six months ended June 30, 2016 and 2015, respectively. The Company had accounts payable to these joint ventures of $6 and $2 at June 30, 2016 and December 31, 2015, respectively.
The Company had a loan receivable of $6 and royalties receivable of $2 as of both June 30, 2016 and December 31, 2015 from its unconsolidated forest products joint venture in Russia.
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

Recurring Fair Value Measurements
As of June 30, 2016, the Company had derivative liabilities related to electricity, natural gas and foreign exchange contracts of $1, which were measured using Level 2 inputs, and consist of derivative instruments transacted primarily in over-the-counter markets. There were no transfers between Level 1, Level 2 or Level 3 measurements during the six months ended June 30, 2016 or 2015.
The Company calculates the fair value of its Level 2 derivative liabilities using standard pricing models with market-based inputs, adjusted for nonperformance risk. When its financial instruments are in a liability position, the Company evaluates its credit risk as a component of fair value. At both June 30, 2016 and December 31, 2015, no adjustment was made by the Company to reduce its derivative liabilities for nonperformance risk.
When its financial instruments are in an asset position, the Company is exposed to credit loss in the event of nonperformance by other parties to these contracts and evaluates their credit risk as a component of fair value.
Non-derivative Financial Instruments
The following table summarizes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
June 30, 2016
Debt	$3,666	$—	$2,946	$9	$2,955
December 31, 2015
Debt	$3,829	$—	$2,560	$10	$2,570
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

6. Debt Obligations
Debt outstanding at June 30, 2016 and December 31, 2015 is as follows:

	June 30, 2016		December 31, 2015
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
ABL Facility	$48	$—	$—	$—
Senior Secured Notes:
6.625% First-Priority Senior Secured Notes due 2020 (includes $4 of unamortized debt premium)	1,554	—	1,554	—
10.00% First-Priority Senior Secured Notes due 2020	315	—	315	—
8.875% Senior Secured Notes due 2018 (includes $1 and $2 of unamortized debt discount at June 30, 2016 and December 31, 2015, respectively)	796	—	995	—
9.00% Second-Priority Senior Secured Notes due 2020	574	—	574	—
Debentures:
9.2% debentures due 2021	74	—	74	—
7.875% debentures due 2023	189	—	189	—
Other Borrowings:
Australia Facility due 2017	27	4	29	3
Brazilian bank loans	12	37	5	42
Capital leases	8	1	9	1
Other	2	25	5	34
Unamortized debt issuance costs	(44)	—	(51)	—
Total	$3,555	$67	$3,698	$80

2016 Debt Transactions

During the three and six months ended June 30, 2016, the Company repurchased $121 and $199, respectively, in face value of its 8.875% Senior Secured Notes due 2018 on the open market for cash of $100 and $154, respectively. These transactions resulted in gains of $21 and $44 for the three and six months ended June 30, 2016, respectively, which represents the difference between the carrying value of the repurchased debt and the cash paid for the repurchases, less the proportionate amount of unamortized deferred financing fees and debt discounts that were written off in conjunction with the repurchases. These amounts are recorded in “Gain on debt extinguishment” in the unaudited Condensed Consolidated Statements of Operations.
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
Environmental Institution of Paraná IAP—On August 10, 2005, the Environmental Institute of Paraná (IAP), an environmental agency in the State of Paraná, provided Hexion Quimica Industria, the Company’s Brazilian subsidiary, with notice of an environmental assessment in the amount of 12 Brazilian reais. The assessment related to alleged environmental damages to the Paranagua Bay caused in November 2004 from an explosion on a shipping vessel carrying methanol purchased by the Company. The investigations performed by the public authorities have not identified any actions of the Company that contributed to or caused the accident. The Company responded to the assessment by filing a request to have it cancelled and by obtaining an injunction precluding execution of the assessment pending adjudication of the issue. In November 2010, the Court denied the Company’s request to cancel the assessment and lifted the injunction that had been issued. The Company responded to the ruling by filing an appeal in the State of Paraná Court of Appeals. In March 2012, the Company was informed that the Court of Appeals had denied the Company’s appeal, and on June 4, 2012 the Company filed appeals to the Superior Court of Justice and the Supreme Court of Brazil. The Superior Court of Justice was scheduled to issue a judgment in June 2016 but following a hearing has decided to further consider the matter and issue a judgment at a later date. The Company continues to believe it has strong defenses against the validity of the assessment, and does not believe that a loss is probable. At June 30, 2016, the amount of the assessment, including tax, penalties, monetary correction and interest, is 48 Brazilian reais, or approximately $15.

The following table summarizes all probable environmental remediation, indemnification and restoration liabilities, including related legal expenses, at June 30, 2016 and December 31, 2015:

	Liability		Range of Reasonably Possible Costs at June 30, 2016
Site Description	June 30, 2016	December 31, 2015	Low	High
Geismar, LA	$15	$15	$9	$22
Superfund and offsite landfills – allocated share:
Less than 1%	—	1	—	2
Equal to or greater than 1%	7	7	5	13
Currently-owned	5	5	4	9
Formerly-owned:
Remediation	28	33	26	42
Monitoring only	—	—	—	1
Total	$55	$61	$44	$89
These amounts include estimates for unasserted claims that the Company believes are probable of loss and reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of a range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. At June 30, 2016 and December 31, 2015, $12 and $13, respectively, have been included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets, with the remaining amount included in “Other long-term liabilities.”
Following is a discussion of the Company’s environmental liabilities and the related assumptions at June 30, 2016:
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

Formerly-Owned Sites—The Company is conducting, or has been identified as a PRP in connection with, environmental remediation at a number of locations that it formerly owned and/or operated. Remediation costs at these former sites, such as those associated with our former phosphate mining and processing operations, could be material. The Company has accrued those costs for formerly-owned sites which are currently probable and reasonably estimable. One such site is the Coronet Industries, Inc. Superfund Alternative Site in Plant City, Florida. The Company entered into a settlement agreement effective February 1, 2016 with Coronet Industries and another former site owner. Pursuant to the agreement, the Company agreed to pay $10 in fulfillment of the contribution claim against the Company for past remediation costs, payable in three annual installments, of which the first was paid during the six months ended June 30, 2016. Additionally, the Company accepted a 40% allocable share of specified future remediation costs at this site. The Company estimates its allocable share of future remediation costs to be approximately $11. The final costs to the Company will depend on the method of remediation chosen, the amount of time necessary to accomplish remediation and the ongoing financial viability of the other PRPs. Currently, the Company has insufficient information to estimate the range of reasonably possible costs related to this site.
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
Non-Environmental Legal Matters
The Company is involved in various legal proceedings in the ordinary course of business and had reserves of $3 and $4 at June 30, 2016 and December 31, 2015, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable. At June 30, 2016 and December 31, 2015, $2 and $3, respectively, has been included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets, with the remaining amount included in “Other long-term liabilities.”
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
8. Pension and Postretirement Benefit Plans
Following are the components of net pension and postretirement (benefit) expense recognized by the Company for the three and six months ended June 30, 2016 and 2015:

	Pension Benefits				Non-Pension Postretirement Benefits
	Three Months Ended June 30,				Three Months Ended June 30,
	2016		2015		2016		2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1	$3	$1	$4	$—	$—	$—	$—
Interest cost on projected benefit obligation	2	3	3	2	—	1	—	1
Expected return on assets	(4)	(2)	(4)	(3)	—	—	—	—
Amortization of prior service benefit	—	—	—	—	(1)	—	—	—
Net (benefit) expense	$(1)	$4	$—	$3	$(1)	$1	$—	$1

	Pension Benefits				Non-Pension Postretirement Benefits
	Six Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$2	$7	$2	$8	$—	$—	$—	$—
Interest cost on projected benefit obligation	4	5	5	5	—	1	—	1
Expected return on assets	(7)	(5)	(8)	(6)	—	—	—	—
Amortization of prior service benefit	—	—	—	—	(1)	—	—	—
Net (benefit) expense	$(1)	$7	$(1)	$7	$(1)	$1	$—	$1

9. Segment Information
The Company’s business segments are based on the products that the Company offers and the markets that it serves. At June 30, 2016, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins. A summary of the major products of the Company’s reportable segments follows:

•
Epoxy, Phenolic and Coating Resins: epoxy specialty resins, phenolic encapsulated substrates, versatic acids and derivatives, basic epoxy resins and intermediates and phenolic specialty resins and molding compounds

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
Net Sales (1):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Epoxy, Phenolic and Coating Resins	$613	$683	$1,188	$1,357
Forest Products Resins	339	404	673	809
Total	$952	$1,087	$1,861	$2,166
(1)     Intersegment sales are not significant and, as such, are eliminated within the selling segment.
Segment EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Epoxy, Phenolic and Coating Resins	$83	$88	$166	$173
Forest Products Resins	63	62	119	123
Corporate and Other	(16)	(17)	(33)	(36)
Total	$130	$133	$252	$260
Reconciliation of Segment EBITDA to Net Income (Loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$83	$88	$166	$173
Forest Products Resins	63	62	119	123
Corporate and Other	(16)	(17)	(33)	(36)
Total	$130	$133	$252	$260

Reconciliation:
Items not included in Segment EBITDA:
Business realignment costs	$(42)	$(5)	$(45)	$(8)
Gain on sale of business	240	—	240	—
Gain on extinguishment of debt	21	—	44	—
Realized and unrealized foreign currency gains (losses)	11	—	9	(3)
Other	(17)	(11)	(34)	(29)
Total adjustments	213	(16)	214	(40)
Interest expense, net	(80)	(84)	(159)	(161)
Income tax expense	(17)	(1)	(24)	(27)
Depreciation and amortization	(36)	(34)	(71)	(68)
Accelerated depreciation	(60)	—	(106)	—
Net income (loss)	$150	$(2)	$106	$(36)

Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses. For the three and six months ended June 30, 2016, these items primarily include expenses from retention programs and certain professional fees related to strategic projects. For the three and six months ended June 30, 2015, these items primarily include expenses from retention programs, losses on the disposal of assets and certain professional fees related to strategic projects. Business realignment costs for the three and six months ended June 30, 2016 primarily include costs related to the planned facility rationalization within the Epoxy, Phenolic and Coating Resins segment and costs related to certain in-process cost reduction programs. Business realignment costs for the three and six months ended June 30, 2015 include costs related to certain in-process cost reduction programs.
10. Summarized Financial Information of Unconsolidated Affiliate
Summarized financial information of the unconsolidated affiliate HAI as of June 30, 2016 for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016 (1)	2015	2016 (1)	2015
Net sales	$23	$41	$59	$83
Gross profit	10	16	25	33
Pre-tax income	5	9	14	19
Net income	5	9	14	18

(1)	Amounts for the three and six months ended June 30, 2016 represent activity through May 31, 2016, the date on which the Company sold its 50% interest in HAI (see Note 12).
11. Changes in Accumulated Other Comprehensive Income (Loss)
Following is a summary of changes in “Accumulated other comprehensive income (loss)” for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,			Three Months Ended June 30, 2015
	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$4	$7	$11	$4	$7	$11
Other comprehensive (loss) income before reclassifications, net of tax	(1)	(25)	(26)	—	13	13
Ending balance	$3	$(18)	$(15)	$4	$20	$24

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$4	$(19)	$(15)	$4	$69	$73
Other comprehensive (loss) income before reclassifications, net of tax	(1)	1	—	—	(49)	(49)
Ending balance	$3	$(18)	$(15)	$4	$20	$24
12. HAI Disposition
On May 31, 2016, the Company sold its 50% interest in HA-International, LLC (“HAI”), a joint venture within the Epoxy, Phenolic and Coating Resins segment serving the North American foundry industry, to its joint venture partner HA-USA, Inc., for a purchase price of $136, which includes $2 representing the Company’s 50% share of HAI’s cash balance at closing. Sale proceeds consisted of $61 in cash and a $75 buyer’s note issued by HA-USA, Inc. to the Company, which is recorded in “Other current assets” in the unaudited Condensed Consolidated Balance Sheets. The Company recognized a gain on this disposition of $120, which is recorded as a component of “Gain on dispositions” in the unaudited Condensed Consolidated Statements of Operations.

13. PAC Disposition

On June 30, 2016, the Company completed the sale of its Performance Adhesives, Powder Coatings, Additives & Acrylic Coatings and Monomers (“PAC”) businesses pursuant to the terms of a Purchase Agreement with Synthomer plc (the “Buyer”) dated March 18, 2016. The PAC business includes manufacturing sites in Sokolov, Czech Republic; Sant’Albano, Italy; Leuna, Germany; Ribecourt, France; Asua, Spain; Roebuck, South Carolina; and Chonburi, Thailand. PAC produces resins, polymers, monomers and additives that provide enhanced performance for adhesives, sealants, paints, coatings, mortars and cements used primarily in consumer, industrial and building and construction applications. The employment relationships with the employees at these facilities, the PAC management team and other employees affiliated with PAC have been transferred to the Buyer in connection with the sale. Neither the Company nor any of its officers and directors, or associates of such persons, have any material relationship with the Buyer.

The Company received gross cash consideration for the PAC business in the amount of $226, less approximately $6 relating to liabilities, net of cash and estimated working capital, that transferred to the Buyer as part of the Purchase Agreement. A subsequent post-closing adjustment to the purchase price will be made in accordance with the Purchase Agreement. The Company recorded a gain on this disposition of $120, which is recorded as a component of “Gain on dispositions” in the unaudited Condensed Consolidated Statements of Operations.

The PAC Business generated annual sales of approximately $370 in 2015, and was reported within the Epoxy, Phenolic and Coating Resins segment. The PAC Business had pre-tax income of $9 and $14 for the three and six months ended June 30, 2016, respectively, which is reported as a component of “Income (loss) before income tax and earnings from unconsolidated entities” in the unaudited Condensed Consolidated Statements of Operations.

As part of the Transaction, the Company will provide certain transitional services to the Buyer for an initial period of up to six months pursuant to a Transitional Services Agreement, which may be extended an additional three months by the Buyer, and potentially longer by mutual agreement of the parties. The purpose of these services is to provide short-term assistance to the Buyer in assuming the operations of the PAC business. These services do not confer to the Company the ability to influence the operating or financial policies of the PAC business under its new ownership.

14. Income Taxes

The effective tax rate was 11% and (14)% for the three months ended June 30, 2016 and 2015, respectively. The effective tax rate was 20% and (150)% for the three months ended June 30, 2016 and 2015, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and losses among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating gains and losses generated in jurisdictions where no tax expense or benefit was recognized due to the maintenance of a full valuation allowance.

For the three and six months ended June 30, 2016 and 2015, income tax expense relates primarily to income from certain foreign operations. In 2016, the income tax expense related to the gain on dispositions was substantially reduced by net operating loss utilization which was offset by a decrease to the respective valuation allowances. In 2015, losses in the United States and certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to the maintenance of a full valuation allowance.
15. Guarantor/Non-Guarantor Subsidiary Financial Information
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

HEXION INC.
JUNE 30, 2016
CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0 and $18, respectively)	$43	$—	$147	$—	$190
Accounts receivable, net	136	1	383	—	520
Intercompany accounts receivable	89	—	34	(123)	—
Intercompany loans receivable - current portion	—	—	186	(186)	—
Inventories:
Finished and in-process goods	101	—	108	—	209
Raw materials and supplies	38	—	59	—	97
Other current assets	97	—	28	—	125
Total current assets	504	1	945	(309)	1,141
Investment in unconsolidated entities	78	13	22	(91)	22
Deferred income taxes	—	—	10	—	10
Other assets, net	16	6	23	—	45
Intercompany loans receivable	1,163	6	208	(1,377)	—
Property and equipment, net	467	—	442	—	909
Goodwill	66	—	57	—	123
Other intangible assets, net	45	—	14	—	59
Total assets	$2,339	$26	$1,721	$(1,777)	$2,309
Liabilities and Deficit
Current liabilities:
Accounts payable	$108	$—	$238	$—	$346
Intercompany accounts payable	34	—	89	(123)	—
Debt payable within one year	—	—	67	—	67
Intercompany loans payable within one year	186	—	—	(186)	—
Interest payable	72	—	2	—	74
Income taxes payable	7	—	10	—	17
Accrued payroll and incentive compensation	25	—	29	—	54
Other current liabilities	104	—	54	—	158
Total current liabilities	536	—	489	(309)	716
Long-term liabilities:
Long-term debt	3,464	—	91	—	3,555
Intercompany loans payable	205	6	1,166	(1,377)	—
Accumulated losses of unconsolidated subsidiaries in excess of investment	332	91	—	(423)	—
Long-term pension and post employment benefit obligations	43	—	179	—	222
Deferred income taxes	5	—	9	—	14
Other long-term liabilities	124	—	49	—	173
Total liabilities	4,709	97	1,983	(2,109)	4,680
Total Hexion Inc. shareholder’s deficit	(2,370)	(71)	(261)	332	(2,370)
Noncontrolling interest	—	—	(1)	—	(1)
Total deficit	(2,370)	(71)	(262)	332	(2,371)
Total liabilities and deficit	$2,339	$26	$1,721	$(1,777)	$2,309

HEXION INC.
DECEMBER 31, 2015
CONDENSED CONSOLIDATING BALANCE SHEET

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0 and $8, respectively)	$62	$—	$174	$—	$236
Accounts receivable, net	115	1	334	—	450
Intercompany accounts receivable	132	—	154	(286)	—
Intercompany loans receivable	—	—	174	(174)	—
Inventories:
Finished and in-process goods	97	—	121	—	218
Raw materials and supplies	34	—	56	—	90
Other current assets	29	—	24	—	53
Total current assets	469	1	1,037	(460)	1,047
Investment in unconsolidated entities	117	28	21	(130)	36
Deferred income taxes	—	—	13	—	13
Other long-term assets	21	6	21	—	48
Intercompany loans receivable	1,269	6	108	(1,383)	—
Property and equipment, net	559	—	492	—	1,051
Goodwill	65	—	57	—	122
Other intangible assets, net	49	—	16	—	65
Total assets	$2,549	$41	$1,765	$(1,973)	$2,382
Liabilities and Deficit
Current liabilities:
Accounts payable	$148	$—	$238	$—	$386
Intercompany accounts payable	154	—	132	(286)	—
Debt payable within one year	6	—	74	—	80
Intercompany loans payable within one year	174	—	—	(174)	—
Interest payable	80	—	2	—	82
Income taxes payable	7	—	8	—	15
Accrued payroll and incentive compensation	43	—	35	—	78
Other current liabilities	73	—	50	—	123
Total current liabilities	685	—	539	(460)	764
Long term liabilities:
Long-term debt	3,656	—	42	—	3,698
Intercompany loans payable	93	6	1,284	(1,383)	—
Accumulated losses of unconsolidated subsidiaries in excess of investment	429	130	—	(559)	—
Long-term pension and post employment benefit obligations	45	—	179	—	224
Deferred income taxes	6	—	6	—	12
Other long-term liabilities	111	—	50	—	161
Total liabilities	5,025	136	2,100	(2,402)	4,859
Total Hexion Inc. shareholder’s deficit	(2,476)	(95)	(334)	429	(2,476)
Noncontrolling interest	—	—	(1)	—	(1)
Total deficit	(2,476)	(95)	(335)	429	(2,477)
Total liabilities and deficit	$2,549	$41	$1,765	$(1,973)	$2,382

HEXION INC.
THREE MONTHS ENDED JUNE 30, 2016
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$382	$—	$616	$(46)	$952
Cost of sales	381	—	519	(46)	854
Gross profit	1	—	97	—	98
Selling, general and administrative expense	40	—	42	—	82
Gain on dispositions	(188)	—	(52)	—	(240)
Business realignment costs	37	—	5	—	42
Other operating expense (income), net	2	—	(6)	—	(4)
Operating income	110	—	108	—	218
Interest expense, net	76	—	4	—	80
Intercompany interest (income) expense, net	(18)	—	18	—	—
Gain on extinguishment of debt	(21)	—	—	—	(21)
Other non-operating expense (income), net	24	—	(27)	—	(3)
Income before income tax and earnings from unconsolidated entities	49	—	113	—	162
Income tax expense	—	—	17	—	17
Income before earnings from unconsolidated entities	49	—	96	—	145
Earnings from unconsolidated entities, net of taxes	101	51	2	(149)	5
Net income	$150	$51	$98	$(149)	$150
Comprehensive income	$124	$52	$76	$(128)	$124

HEXION INC.
THREE MONTHS ENDED JUNE 30, 2015
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$443	$—	$692	$(48)	$1,087
Cost of sales	398	—	575	(48)	925
Gross profit	45	—	117	—	162
Selling, general and administrative expense	25	—	51	—	76
Business realignment costs	1	—	4	—	5
Other operating expense, net	—	—	2	—	2
Operating income	19	—	60	—	79
Interest expense, net	83	—	1	—	84
Intercompany interest (income) expense, net	(20)	—	20	—	—
Other non-operating (income) expense, net	(32)	—	34	—	2
(Loss) income before income tax and earnings from unconsolidated entities	(12)	—	5	—	(7)
Income tax expense (benefit)	3	—	(2)	—	1
(Loss) income before earnings from unconsolidated entities	(15)	—	7	—	(8)
Earnings from unconsolidated entities, net of taxes	13	4	2	(13)	6
Net (loss) income	$(2)	$4	$9	$(13)	$(2)
Comprehensive income	$11	$5	$14	$(19)	$11

HEXION INC.
SIX MONTHS ENDED JUNE 30, 2016
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$763	$—	$1,194	$(96)	$1,861
Cost of sales	755	—	997	(96)	1,656
Gross profit	8	—	197	—	205
Selling, general and administrative expense	79	—	87	—	166
Gain on dispositions	(188)	—	(52)	—	(240)
Business realignment costs	38	—	7	—	45
Other operating expense (income), net	4	—	(5)	—	(1)
Operating income	75	—	160	—	235
Interest expense, net	153	—	6	—	159
Intercompany interest (income) expense, net	(37)	—	37	—	—
Gain on extinguishment of debt	(44)	—	—	—	(44)
Other non-operating (income) expense, net	(11)	—	10	—	(1)
Income before income tax and earnings from unconsolidated entities	14	—	107	—	121
Income tax (benefit) expense	(4)	—	28	—	24
Income before earnings from unconsolidated entities	18	—	79	—	97
Earnings from unconsolidated entities, net of taxes	88	46	2	(127)	9
Net income	$106	$46	$81	$(127)	$106
Comprehensive income	$106	$46	$74	$(120)	$106

HEXION INC.
SIX MONTHS ENDED JUNE 30, 2015
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$908	$—	$1,355	$(97)	$2,166
Cost of sales	803	—	1,142	(97)	1,848
Gross profit	105	—	213	—	318
Selling, general and administrative expense	60	—	98	—	158
Business realignment costs	3	—	5	—	8
Other operating expense, net	4	—	6	—	10
Operating income	38	—	104	—	142
Interest expense, net	158	—	3	—	161
Intercompany interest (income) expense, net	(40)	—	40	—	—
Other non-operating expense (income), net	69	—	(70)	—	(1)
(Loss) income before income tax and earnings from unconsolidated entities	(149)	—	131	—	(18)
Income tax (benefit) expense	(2)	—	29	—	27
(Loss) income before earnings from unconsolidated entities	(147)	—	102	—	(45)
Earnings from unconsolidated entities, net of taxes	111	78	—	(180)	9
Net (loss) income	$(36)	$78	$102	$(180)	$(36)
Comprehensive (loss) income	$(85)	$79	$82	$(161)	$(85)

HEXION INC.
SIX MONTHS ENDED JUNE 30, 2016
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Hexion Inc.		Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(145)		$4	$(5)		$(4)	$(150)
Cash flows provided by (used in) investing activities
Capital expenditures	(33)		—	(28)		—	(61)
Capitalized interest	(1)		—	—		—	(1)
Proceeds from dispositions, net	146		—	135		—	281
Proceeds from sale of assets, net	—		—	1		—	1
Change in restricted cash	—		—	(10)		—	(10)
Capital contribution to subsidiary	(13)		(9)	—		22	—
Return of capital from subsidiary from sales of accounts receivable	51	(a)	—	—		(51)	—
	150		(9)	98		(29)	210
Cash flows (used in) provided by financing activities
Net short-term debt repayments	(6)		—	(6)		—	(12)
Borrowings of long-term debt	160		—	175		—	335
Repayments of long-term debt	(314)		—	(125)		—	(439)
Net intercompany loan borrowings (repayments)	136		—	(136)		—	—
Capital Contributions	—		9	13		(22)	—
Common stock dividends paid	—		(4)	—		4	—
Return of capital to parent from sales of accounts receivable	—		—	(51)	(a)	51	—
	(24)		5	(130)		33	(116)
Effect of exchange rates on cash and cash equivalents	—		—	—		—	—
Decrease in cash and cash equivalents	(19)		—	(37)		—	(56)
Cash and cash equivalents (unrestricted) at beginning of period	62		—	166		—	228
Cash and cash equivalents (unrestricted) at end of period	$43		$—	$129		$—	$172

(a)
During the six months ended June 30, 2016, Hexion Inc. contributed receivables of $51 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the six months ended June 30, 2016, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Hexion Inc. by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined non-guarantor subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and Hexion Inc., respectively.

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
Cash flows provided by (used in) financing activities
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
Within the following discussion, unless otherwise stated, “the second quarter of 2016” refers to the three months ended June 30, 2016, “the second quarter of 2015” refers to the three months ended June 30, 2015, “the first half of 2016” refers to the six months ended June 30, 2016 and “the first half of 2015” refers to the six months ended June 30, 2015.
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
Reportable Segments
Our business segments are based on the products that we offer and the markets that we serve. At June 30, 2016, we had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins. A summary of the major products of our reportable segments follows:

•
Epoxy, Phenolic and Coating Resins: epoxy specialty resins, phenolic encapsulated substrates, versatic acids and derivatives, basic epoxy resins and intermediates, phenolic specialty resins and molding compounds, polyester resins, acrylic resins and vinylic resins

•	Forest Products Resins: forest products resins and formaldehyde applications

2016 Overview
Following are highlights from our results of operations for the six months ended June 30, 2016 and 2015:

	2016	2015	$ Change	% Change
Statements of Operations:
Net sales	$1,861	$2,166	$(305)	(14)%
Gross profit	205	318	(113)	(36)%
Operating income	235	142	93	65%
Income (loss) before income tax	121	(18)	139	772%
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$166	$173	$(7)	(4)%
Forest Products Resins	119	123	(4)	(3)%
Corporate and Other	(33)	(36)	3	8%
Total	$252	$260	$(8)	(3)%

•
Net Sales—Net sales for the first half of 2016 were $1.9 billion, a decrease of 14% compared with $2.2 billion in the first half of 2015. The decline in net sales was primarily driven by continued lower oil and raw material prices, which has led to lower demand and volumes in our oilfield business and an overall reduction in selling prices across many of our businesses due to the pass through of raw material cost reductions to our customers. Additionally, the continued economic downturn in Brazil negatively impacted volumes in our Latin American forest products resins business. These decreases are partially offset by increases in our specialty epoxy business, driven by increased demand in the China and European wind energy markets. Lastly, the strengthening of the U.S. dollar against most other currencies continued to negatively impact our results. On a constant currency basis, net sales would have decreased by 11%.

•
Segment EBITDA—For the first half of 2016, Segment EBITDA was $252, a decrease of 3% compared with $260 in the first half of 2015. The reduction in Segment EBITDA was primarily driven by volume decreases in our oilfield business, lower pricing and unfavorable product mix in our our phenolic resins business and decreased volumes within our Latin American forest products resins businesses. These reductions were partially offset by strong growth in our specialty epoxy business, favorable volumes and product mix within our versatic acids business and increases in raw materiality productivity across many of our businesses. Additionally, the strengthening of the U.S. dollar against most other currencies negatively impacted our Segment EBITDA results. On a constant currency basis, Segment EBITDA would have increased by 2%.

•
Sale of PAC Business—In June 2016, we completed the sale of our Performance Adhesives, Powder Coatings, Additives & Acrylic Coatings and Monomers businesses (“PAC Business”) to Synthomer plc (the “Buyer”) for a purchase price of approximately $226, less approximately $6 million relating to liabilities, net of cash and estimated working capital, that transferred to the Buyer as part of the Purchase Agreement.

•
Sale of HAI Joint Venture Interest—In June 2016, we sold our 50% interest in HA-International, LLC (“HAI”), a joint venture serving the North American foundry industry, to our joint venture partner HA-USA, Inc for a purchase price of $136, which includes $2 representing our 50% share of HAI’s cash balance at closing. HAI will continue a strategic sourcing arrangement with our Louisville, KY site.

•
Restructuring and Cost Reduction Programs—In the first half of 2016, we have achieved $9 in cost savings related to our ongoing productivity and cost reduction programs. As of June 30, 2016, we have approximately $36 of total in-process cost savings related to these programs, the majority of which we expect to be achieved over the next 12 to 24 months.

•
Norco, LA Facility Rationalization—One of the above identified cost reduction projects is a planned facility rationalization at our Norco, LA manufacturing facility, where we ceased production during the second quarter of 2016. We anticipate that this facility rationalization will generate approximately $20 in annual cost savings once completed. As a result, the estimated useful lives of certain long-lived assets related to this facility have been shortened, and we incurred $76 of accelerated depreciation in the first half of 2016 related to these items. Additionally, we recorded a conditional asset retirement obligation (“ARO”) of $30 at June 30, 2016 related to certain contractually obligated future demolition, decontamination and repair costs associated with this facility rationalization and a corresponding additional $30 of accelerated depreciation related to this ARO. Lastly, in the second quarter of 2016, we recognized approximately $25 of costs related to the early termination of certain contracts for utilities, site services, raw materials and other items related to this facility rationalization. These ARO and contract termination liabilities will result in cash outflows over the next approximately 2 to 3 years.

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

Short-term Outlook
During the remainder of 2016, we expect demand in our North American Forest products resins business to continue to improve due to modest year-over-year growth in U.S. housing starts. Additionally, we expect the incremental capacity created by the newly completed formaldehyde plants in North America to drive volume increases in this business in 2016. We expect these increases to be partially offset by weakening demand in Latin America, driven by the Brazilian economic downturn, which will continue to negatively impact our Latin American forest products resins business.
While we anticipate flat demand in Europe, we expect volumes in our European versatic acid and dispersions businesses to continue to improve from the resolution of the supplier disruption that impacted these businesses during the first half of 2015. Additionally, although we continue to expect economic volatility in China, we anticipate a modest demand increase in our epoxy specialty business in 2016 driven by wind energy. We also expect our phenolic resins business to benefit from the acquisition of the remaining 50% of our previous Chinese joint venture. Lastly, we expect our base epoxy business to improve in 2016 due to our restructuring initiatives, but remain below historical levels of profitability.
We expect lower oil prices to continue in 2016, which will continue to negatively impact sales volumes and earnings in our oilfield business due to the corresponding weakness in natural gas and oil drilling activity. Given the current economic conditions in the oil and gas markets, we regularly monitor the carrying value of assets in our oilfield business. In addition, we expect lower raw material prices to continue in 2016, as a substantial number of our raw material inputs are petroleum-based and their prices fluctuate with the price of oil, which will create an offsetting positive effect on our results.
Lastly, we anticipate that a strong U.S. dollar could continue to pressure our results.
Matters Impacting Comparability of Results
Raw Material Prices
Raw materials comprise approximately 70% of our cost of sales. The three largest raw materials used in our production processes are phenol, methanol and urea. These materials represent about half of our total raw material costs. Fluctuations in energy costs, such as volatility in the price of crude oil and related petrochemical products, as well as the cost of natural gas have historically caused volatility in our raw material and utility costs. The average price of phenol, methanol, and urea decreased by approximately 2%, 38% and 32%, respectively, in the first six months of 2016 compared to the first six months of 2015. The impact of passing through raw material price changes to customers can result in significant variances in sales comparisons from year to year.
Supplier Disruption
From late 2014 through July 2015, our European versatic acids and dispersions businesses were negatively impacted by a supplier disruption beginning in late 2014. The disruption had negative impacts of $8 and $17 on Segment EBITDA for our Epoxy, Phenolic and Coating Resins segment in the first half of 2016 and 2015, respectively. We recorded insurance recoveries of $10 and $15 in the first half of 2016 and 2015, respectively, for a portion of these losses, and we continue to proactively pursue additional recoveries. Timing differences between the negative impacts of the disruption and the related insurance recoveries can result in variances in Segment EBITDA comparisons from year to year.
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

Results of Operations
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2016		2015
	$	% of Net Sales	$	% of Net Sales
Net sales	$952	100%	$1,087	100%
Cost of sales	794	83%	925	85%
Accelerated depreciation	60	6%	—	—%
Gross profit	98	11%	162	15%
Selling, general and administrative expense	82	9%	76	7%
Gain on dispositions	(240)	(25)%	—	—%
Business realignment costs	42	4%	5	1%
Other operating (income) expense, net	(4)	—%	2	—%
Operating income	218	23%	79	7%
Interest expense, net	80	8%	84	8%
Gain on extinguishment of debt	(21)	(1)%	—	—%
Other non-operating (income) expense, net	(3)	—%	2	—%
Total non-operating expense	56	7%	86	8%
Income (loss) before income tax and earnings from unconsolidated entities	162	16%	(7)	(1)%
Income tax expense	17	2%	1	—%
Income (loss) before earnings from unconsolidated entities	145	14%	(8)	(1)%
Earnings from unconsolidated entities, net of taxes	5	1%	6	1%
Net income (loss)	$150	15%	$(2)	—%
Other comprehensive (loss) income	$(26)		$13
Three Months Ended June 30, 2016 vs. Three Months Ended June 30, 2015
Net Sales
In the second quarter of 2016, net sales decreased by $135, or 12%, compared to the second quarter of 2015. Pricing negatively impacted net sales by $104 due primarily to raw material price decreases passed through to customers in most of our businesses. Volume decreases negatively impacted net sales by $22, and were primarily driven by reduced volumes in our oilfield business, which was the result of lower natural gas and oil drilling activity caused by lower oil prices. Also contributing to the overall volume decrease were volume reductions in our Latin American forest products resins business due to the recent economic downturn in Brazil. These decreases were partially offset by volume increases in our epoxy specialty business, driven by strong demand in the Chinese and European wind energy markets. In addition, foreign currency translation negatively impacted net sales by $9, primarily as a result of the strengthening of the U.S. dollar against the Brazilian real in the second quarter of 2016 compared to the second quarter of 2015.
Gross Profit
In the second quarter of 2016, gross profit decreased by $64 compared to the second quarter of 2015, primarily due to accelerated depreciation of $60 in the second quarter of 2016 related to the Norco, LA facility rationalization. Excluding this accelerated depreciation, gross profit decreased by $4 and as a percentage of sales, gross profit increased by 2%. The increase in gross profit percentage was primarily due to favorable raw material deflation and raw material productivity initiatives.
Operating Income
In the second quarter of 2016, operating income increased by $139 compared to the second quarter of 2015, primarily due to gains of $240 in the second quarter 2016 related to the sale of our PAC Business and the sale of our ownership interest in the HAI joint venture. Also contributing to the increase in operating income was an increase of $6 in other operating income, primarily due to an increase in realized and unrealized foreign currency transaction gains. These increases were partially offset by increases in business realignment costs of $37, increases in selling, general and administrative expense of $6 and the decrease in gross profit of $64 discussed above. The increase in business realignment costs was largely due to one-time closure expenses related to our Norco, LA facility rationalization, primarily consisting of charges related to the early termination of certain contracts for utilities, site services and raw materials. The increase in selling, general and administrative expense was due primarily to costs related to the sale of our PAC Business and lower insurance recoveries in the second quarter of 2016 related to the supplier disruption in our European versatic acids business. These items were partially offset by lower compensation and benefits expense driven by our recent cost savings and productivity actions.

Non-Operating Expense
In the second quarter of 2016, total non-operating expense decreased by $30 compared to the second quarter of 2015, primarily due to a $21 gain on debt extinguishment that occurred in the second quarter of 2016, a decrease of $4 in interest expense driven by lower average debt levels and an increase of $5 other non-operating income primarily due to increased realized and unrealized gains related to non-transactional foreign currency and derivative transactions.
Income Tax Expense

The effective tax rate was 11% and (14)% for the second quarter of 2016 and 2015, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and losses among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating gains and losses generated in jurisdictions where no tax expense or benefit was recognized due to the maintenance of a full valuation allowance.

For the second quarter of 2016 and 2015, income tax expense relates primarily to income from certain foreign operations. In 2016, the income tax expense related to the gain on dispositions was substantially reduced by net operating loss utilization which was offset by a decrease to the respective valuation allowances. In 2015, losses in the United States and certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to the maintenance of a full valuation allowance.
Other Comprehensive (Loss) Income
For the second quarter of 2016, other comprehensive loss of $26 relates to a $25 negative impact of foreign currency on other comprehensive loss, primarily due to the strengthening of the euro against the U.S. dollar in the second quarter of 2016, as well as $1 related to the amortization of prior service costs on defined benefit pension and postretirement benefits.
For the second quarter of 2015, foreign currency translation positively impacted other comprehensive income by $13, primarily due to the strengthening of the U.S. dollar against the Australian dollar, Brazilian real, Canadian dollar and the euro.

	Six Months Ended June 30,
	2016		2015
	$	% of Net Sales	$	% of Net Sales
Net sales	$1,861	100%	$2,166	100%
Cost of sales	1,550	83%	1,848	85%
Accelerated depreciation	106	6%	—	—%
Gross profit	205	11%	318	15%
Selling, general and administrative expense	166	9%	158	7%
Gain on dispositions	(240)	(13)%	—	—%
Business realignment costs	45	2%	8	—%
Other operating (income) expense, net	(1)	—%	10	1%
Operating income	235	13%	142	7%
Interest expense, net	159	9%	161	8%
Gain on extinguishment of debt	(44)	(3)%	—	—%
Other non-operating income, net	(1)	—%	(1)	—%
Total non-operating expense	114	6%	160	8%
Income (loss) before income tax and earnings from unconsolidated entities	121	7%	(18)	(1)%
Income tax expense	24	1%	27	1%
Income (loss) before earnings from unconsolidated entities	97	6%	(45)	(2)%
Earnings from unconsolidated entities, net of taxes	9	—%	9	—%
Net income (loss)	$106	6%	$(36)	(2)%
Other comprehensive income (loss)	$—		$(49)

Six Months Ended June 30, 2016 vs. Six Months Ended June 30, 2015
Net Sales
In the first half of 2016, net sales decreased by $305, or 14%, compared to the first half of 2015. Pricing negatively impacted net sales by $191 due primarily to raw material price decreases passed through to customers in most of our businesses. Volume decreases negatively impacted net sales by $53, and were primarily driven by reduced volumes in our oilfield business, which was the result of lower natural gas and oil drilling activity caused by lower oil prices. Also contributing to the overall volume decrease were volume reductions in our Latin American forest products resins business due to the recent economic downturn in Brazil. These decreases were partially offset by volume increases in our epoxy specialty business, driven by strong demand in the China and European wind energy markets. In addition, foreign currency translation negatively impacted net sales by $61, primarily as a result of the strengthening of the U.S. dollar against the Brazilian real, the euro and Canadian dollar in the first half of 2016 compared to the first half of 2015.
Gross Profit
In the first half of 2016, gross profit decreased by $113 compared to the first half of 2015, primarily due to accelerated depreciation of $106 in the first half of 2016 related to a planned facility rationalization within our Epoxy, Phenolic and Coating Resins segment. Excluding this accelerated depreciation, gross profit decreased by $7, and as a percentage of sales, gross profit increased by 2%. The increase in gross profit percentage was primarily due to favorable raw material deflation and raw material productivity initiatives.
Operating Income
In the first half of 2016, operating income increased by $93 compared to the first half of 2015, primarily due gains of $240 in the second quarter 2016 related to the sale of our PAC Business and the sale of our ownership interest in the HAI joint venture. Also contributing to the increase in operating income was a decrease of $11 in other operating expense, primarily due to a decrease in realized and unrealized foreign currency transaction losses. These increases were offset by the decrease in gross profit of $113 discussed above, increases in business realignment costs of $37 and increases in selling, general and administrative expense of $8. The increase in business realignment costs was largely due to one-time closure expenses related to our Norco, LA facility rationalization, primarily consisting of charges related to the early termination of certain contracts for utilities, site services and raw materials. The increase in selling, general and administrative expense was due primarily to costs related to the sale of our PAC Business and lower insurance recoveries in the first half of 2016 related to the supplier disruption in our European versatic acids business, partially offset by lower compensation and benefits expense driven by our recent cost savings and productivity actions.
Non-Operating Expense
In the first half of 2016, total non-operating expense decreased by $46 compared to the first half of 2015, primarily due to $44 in gains on debt extinguishments that occurred in the first half of 2016, as well as a decrease of $2 in interest expense driven by lower average debt levels.
Income Tax Expense

The effective tax rate was 20% and (150)% for the first half of 2016 and 2015, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and losses among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating gains and losses generated in jurisdictions where no tax expense or benefit was recognized due to the maintenance of a full valuation allowance.

For the first half of 2016 and 2015, income tax expense relates primarily to income from certain foreign operations. In 2016, the income tax expense related to the gain on dispositions was substantially reduced by net operating loss utilization which was offset by a decrease to the respective valuation allowances. In 2015, losses in the United States and certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to the maintenance of a full valuation allowance.
Other Comprehensive Income (Loss)
For the first half of 2016, other comprehensive income was flat, as the $1 positive impact of foreign currency translation was offset by $1 of amortization of prior service costs related to defined benefit pension and postretirement benefits.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Sales (1):
Epoxy, Phenolic and Coating Resins	$613	$683	$1,188	$1,357
Forest Products Resins	339	404	673	809
Total	$952	$1,087	$1,861	$2,166

Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$83	$88	$166	$173
Forest Products Resins	63	62	119	123
Corporate and Other	(16)	(17)	(33)	(36)
Total	$130	$133	$252	$260
(1)     Intersegment sales are not significant and, as such, are eliminated within the selling segment.
Three Months Ended June 30, 2016 vs. Three Months Ended June 30, 2015 Segment Results
Following is an analysis of the percentage change net in sales by segment from the three months ended June 30, 2015 to the three months ended June 30, 2016:

	Volume	Price/Mix	Currency Translation	Total
Epoxy, Phenolic and Coating Resins	(1)%	(9)%	—%	(10)%
Forest Products Resins	(3)%	(10)%	(3)%	(16)%
Epoxy, Phenolic and Coating Resins
Net sales in the second quarter of 2016 decreased by $70, or 10%, when compared to the second quarter of 2015. Pricing negatively impacted net sales by $63 due primarily to raw material price decreases passed through to customers in most of our businesses. Lower volumes negatively impacted net sales by $9, which were primarily driven by continued decreases in volumes within our oilfield business. These decreases were partially offset by higher volumes in our epoxy specialty business, which were driven by strong demand in the China and European wind energy markets. Foreign exchange translation positively impacted net sales by $2.
Segment EBITDA in the second quarter of 2016 decreased by $5, to $83, compared to the second quarter of 2015. This decrease was primarily due to the declines in our oilfield business discussed above, as well as lower volumes and margins in our base epoxy business due to increased imports and aggressive domestic competition. These decreases were partially offset by favorable product mix and increased raw material productivity in our versatic acids business.
Forest Products Resins
Net sales in the second quarter of 2016 decreased by $65, or 16%, when compared to the second quarter of 2015. Pricing negatively impacted net sales by $41, which was primarily due to raw material price decreases contractually passed through to customers across many of our businesses. Lower volumes negatively impacted net sales by $13, and were primarily driven by weaker demand in our Latin American forest products resins business as a result of the Brazilian economic downturn, as well as volume decreases in certain industrial markets within our North American formaldehyde business due to a decrease in oil prices and the associated reduction in natural gas and oil drilling activity. These decreases were partially offset by volume increases in certain industrial markets within our European forest products business. Foreign exchange translation negatively impacted net sales by $11, primarily due to the strengthening of the U.S. dollar against the Brazilian real and Canadian dollar in the second quarter of 2016 compared to the second quarter of 2015.
Segment EBITDA in the second quarter of 2016 increased by $1, to $63, compared to the second quarter of 2015. This increase is primarily due to cost efficiencies in our North American formaldehyde business from our new plants in Geismar, LA and Luling, LA, partially offset by the decreases in our Latin American forest products resins business and negative impact of foreign currency translation discussed above.

Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions, unallocated foreign exchange gains and losses and legacy company costs not allocated to continuing segments. Corporate and Other charges in the second quarter of 2016 decreased by $1 compared to the second quarter of 2015, due primarily to lower compensation and benefits expense driven by our recent cost savings actions.
Six Months Ended June 30, 2016 vs. Six Months Ended June 30, 2015 Segment Results
Following is an analysis of the percentage change in sales by segment from the six months ended June 30, 2015 to the six months ended June 30, 2016:

	Volume	Price/Mix	Currency Translation	Total
Epoxy, Phenolic and Coating Resins	(1)%	(9)%	(2)%	(12)%
Forest Products Resins	(4)%	(8)%	(5)%	(17)%
Epoxy, Phenolic and Coating Resins
Net sales in the first half of 2016 decreased by $169, or 12%, when compared to the first half of 2015. Pricing negatively impacted net sales by $128 due primarily to raw material price decreases passed through to customers in most of our businesses. Lower volumes negatively impacted net sales by $20, which were primarily driven by the continued decrease in volumes within our oilfield business. These decreases were partially offset by higher volumes in our epoxy specialty business, which were driven by strong demand in the China and European wind energy markets. Foreign exchange translation negatively impacted net sales by $21, primarily due to the strengthening of the U.S. dollar against the euro and the Canadian dollar in the first half of 2016 compared to the first half of 2015.
Segment EBITDA in the first half of 2016 decreased by $7, to $166, compared to the first half of 2015. This decrease was primarily due to the declines in our oilfield business discussed above, as well as unfavorable product mix in our our phenolic resins business. These decreases were partially offset by the strong growth in our epoxy specialty business discussed above, combined with favorable product mix and increased raw material productivity in our versatic acids business.
Forest Products Resins
Net sales in the first half of 2016 decreased by $136, or 17%, when compared to the first half of 2015. Pricing negatively impacted net sales by $63, which was primarily due to raw material price decreases contractually passed through to customers across many of our businesses. These decreases were partially offset by price increases in our Latin American forest products business. Lower volumes negatively impacted net sales by $33, and were primarily driven by weaker demand in our Latin American forest products resins business as a result of the Brazilian economic downturn, as well as volume decreases within our North American formaldehyde business due to the scheduled downtime of a large customer in the first quarter of 2016, as well as a decrease in oil prices and the associated reduction in natural gas and oil drilling activity. These decreases were partially offset by volume increases in certain industrial markets within our European forest products business. Foreign exchange translation negatively impacted net sales by $40, primarily due to the strengthening of the U.S. dollar against the Brazilian real, Canadian dollar and the euro in the first half of 2016 compared to the first half of 2015.
Segment EBITDA in the first half of 2016 decreased by $4, to $119, compared to the first half of 2015. This decrease was primarily due to the negative impact of foreign exchange translation and the volume decreases discussed above, partially offset by cost efficiencies in our North American formaldehyde business from our new plants in Geismar, LA and Luling, LA.
Corporate and Other
Corporate and Other charges decreased by $3 compared to the first half of 2015 due primarily to lower compensation and benefits expense driven by our recent cost savings actions.

Reconciliation of Segment EBITDA to Net Income (Loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$83	$88	$166	$173
Forest Products Resins	63	62	119	123
Corporate and Other	(16)	(17)	(33)	(36)
Total	$130	$133	$252	$260

Reconciliation:
Items not included in Segment EBITDA
Business realignment costs	$(42)	$(5)	$(45)	$(8)
Gain on dispositions	240	—	240	—
Gain on extinguishment of debt	21	—	44	—
Realized and unrealized foreign currency gains (losses)	11	—	9	(3)
Other	(17)	(11)	(34)	(29)
Total adjustments	213	(16)	214	(40)
Interest expense, net	(80)	(84)	(159)	(161)
Income tax expense	(17)	(1)	(24)	(27)
Depreciation and amortization	(36)	(34)	(71)	(68)
Accelerated depreciation	(60)	—	(106)	—
Net income (loss)	$150	$(2)	$106	$(36)

Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses. For the three and six months ended June 30, 2016, these items primarily include expenses from retention programs and certain professional fees related to strategic projects. For the three and six months ended June 30, 2015, these items primarily include expenses from retention programs, losses on the disposal of assets and certain professional fees related to strategic projects. Business realignment costs for the three and six months ended June 30, 2016 include costs related to the planned facility rationalization within our Epoxy, Phenolic and Coating Resins segment and costs related to certain in-process cost reduction programs. Business realignment costs for the three and six months ended June 30, 2015 include costs related to certain in-process cost reduction programs.
Liquidity and Capital Resources
We are a highly leveraged company. Our primary sources of liquidity are cash flows generated from operations and availability under the ABL Facility. Our primary liquidity requirements are interest, working capital and capital expenditures.

At June 30, 2016, we had $3,622 of outstanding debt and $501 in liquidity consisting of the following:

•	$172 of unrestricted cash and cash equivalents (of which $129 is maintained in foreign jurisdictions);

•	$288 of borrowings available under our ABL Facility ($373 borrowing base less $48 of outstanding borrowings and $37 of outstanding letters of credit); and

•	$41 of time drafts and borrowings available under credit facilities at certain international subsidiaries
We do not believe there is any risk to funding our liquidity requirements in any particular jurisdiction for the next twelve months.
Our net working capital (defined as accounts receivable and inventories less accounts payable) at June 30, 2016 and December 31, 2015 was $480 and $356, respectively. A summary of the components of our net working capital as of June 30, 2016 and December 31, 2015 is as follows:

	June 30, 2016	% of LTM Net Sales	December 31, 2015	% of LTM Net Sales
Accounts receivable	$520	15%	$428	11%
Inventories	306	9%	279	7%
Accounts payable	(346)	(10)%	(351)	(9)%
Net working capital (1)	$480	14%	$356	9%

(1)	The components of net working capital and percentage of LTM Net Sales at both June 30, 2016 and December 31, 2015 exclude net working capital and net sales related to the PAC Business.

The increase in net working capital of $124 from December 31, 2015 was primarily due to increases in accounts receivable of $92 and inventory of $27. Both of these increases were primarily the result of increased volumes in the second quarter of 2016 compared to the fourth quarter of 2015 due largely to seasonality. Net working capital also increased due to a decrease in accounts payable of $5, largely related to continued raw material price deflation and the timing of vendor payments. To minimize the impact of seasonal changes in net working capital on cash flows, we continue to review inventory safety stock levels, focus on accelerating receivable collections by offering incentives to customers to encourage early payment or through the sale of receivables at a discount and negotiate with vendors to contractually extend payment terms whenever possible.
We periodically borrow from the ABL Facility to support our short-term liquidity requirements, particularly when net working capital requirements increase in response to the seasonality of our volumes in the summer months. As of June 30, 2016, there were $48 of outstanding borrowings under the ABL Facility.
2016 Debt Transactions

During the first half of 2016, we repurchased $199 of our 8.875% Senior Secured Notes due 2018 on the open market for cash of $154. These transactions resulted in a gain of $44, which represents the difference between the carrying value of the repurchased debt and the cash paid for the repurchases, less the proportionate amount of unamortized deferred financing fees and debt discounts that were written off in conjunction with the repurchases.
Short-term Outlook
The following factors will impact cash flows for the remainder of 2016:

•	Interest and Income Taxes: We expect full year 2016 cash outflows related to interest payments on our debt of $305 and income tax payments of $26.

•
Capital Spending: We expect full year 2016 capital spending to be between $120 and $125. Our capital spending requirements are generally flexible, and we will continue to manage our overall capital plan in the context of our strategic business and financial objectives.

•
Net Working Capital: Overall, we expect a slight increase in working capital at December 31, 2016, as compared to December 31, 2015, related to volume increases in our epoxy specialty business. We anticipate a decrease in working capital during the second half of 2016, consistent with historical trends.

We plan to fund these outflows with available cash and cash equivalents, cash from operations and the proceeds from the sale of our PAC Business and our interest in the HAI joint venture, and, if necessary, through available borrowings under our ABL Facility. Based on our liquidity position as of June 30, 2016 and projections of operating cash flows for the remainder of 2016, we believe we have sufficient liquidity to fund continuing operations for the next twelve months.
Depending upon market, pricing and other conditions, including the current state of the high yield bond market, as well as our cash balances and available liquidity, we or our affiliates, may seek to acquire additional notes or other indebtedness of the Company through open market purchases, privately negotiated transactions, tender offers, redemption or otherwise, upon such terms and at such prices as we or our affiliates may determine (or as may be provided for in the indentures governing the notes), for cash or other consideration. In addition, we have considered and will continue to evaluate potential transactions to reduce net debt. We also continue to review possible sales of certain non-core assets which would further increase our liquidity. Our next significant debt maturity is the $796 balance of our 8.875% Senior Secured Notes, which will come due in 2018. We expect to refinance and/or repay this debt depending on the levels of cash generated from our operations and conditions in the credit markets.
Sources and Uses of Cash
Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
	2016	2015
Sources (uses) of cash:
Operating activities	$(150)	$28
Investing activities	210	(75)
Financing activities	(116)	203
Effect of exchange rates on cash flow	—	(4)
Net (decrease) increase in cash and cash equivalents	$(56)	$152

Operating Activities
In the first half of 2016, operations used $150 of cash. Net income of $106 included $153 of net non-cash income items, primarily gains on dispositions of $240 related to the HAI and PAC dispositions (see Notes 12 and 13 to the unaudited Condensed Consolidated Financial Statements). Also included in the non-cash income items was a gain on debt extinguishment of $44, unrealized foreign currency gains of $45 and other non-cash income items of $4. These items were partially offset by depreciation and amortization of $71, accelerated depreciation of $106 and $3 of deferred tax expense. Net working capital used $138, which was driven by increases in accounts receivable and inventories in the first half of 2016 due primarily to the seasonality of our businesses. Changes in other assets and liabilities provided $35 due to the timing of when items were expensed versus paid, which primarily included interest expense, employee retention programs, incentive compensation, pension plan contributions and taxes.
In the first half of 2015, operations provided $28 of cash. Net loss of $36 included $73 of net non-cash expense items, of which $68 was for depreciation and amortization, $1 was for unrealized foreign currency losses and $3 of deferred taxes. Net working capital used $32, which was driven by an increase in accounts receivable and decreases in inventories and accounts payable in the first half of 2015. Changes in other assets and liabilities and income taxes payable provided $23 due to the timing of when items were expensed versus paid, which primarily included interest expense, employee retention programs, pension plan contributions and taxes.
Investing Activities
In the first half of 2016, investing activities provided $210 of cash, primarily driven by net cash proceeds of $281 related to the HAI and PAC dispositions, as well as proceeds from other asset sales of $1. These items were partially offset by capital expenditures (including capitalized interest) of $62 and an increase in restricted cash of $10.
In the first half of 2015, investing activities used $75 of cash. We spent $79 for capital expenditures, which primarily related to plant expansions, improvements and maintenance related capital expenditures. Additionally, the sale of certain investments provided cash of $4.
Financing Activities
In the first half of 2016, financing activities used $116 of cash. Net short-term debt repayments were $12 and net long-term debt repayments were $104. Our long-term debt repayments primarily consisted of $121 used to repurchase a portion of our 8.875% Senior Secured Notes due 2018 on the open market, partially offset by net ABL borrowings in the first half of 2016.
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

The ABL Facility, which is subject to a borrowing base, does not have any financial maintenance covenant other than a minimum fixed charge coverage ratio of 1.0 to 1.0 that would only apply if our availability under the ABL Facility at any time is less than the greater of (a) $40 and (b) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time. The fixed charge coverage ratio under the credit agreement governing the ABL Facility is generally defined as the ratio of (a) Adjusted EBITDA minus non-financed capital expenditures and cash taxes to (b) debt service plus cash interest expense plus certain restricted payments, each measured on an LTM basis. At June 30, 2016, our availability under the ABL Facility exceeded such levels; therefore, the minimum fixed charge covenant ratio did not apply. As of June 30, 2016, we were in compliance with all covenants that govern the ABL Facility. We do not believe that a covenant default under the ABL Facility is reasonably likely to occur in the foreseeable future.
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
Reconciliation of Net Income to Adjusted EBITDA
The following table reconciles net income to EBITDA and Adjusted EBITDA, and calculates the ratio of Adjusted EBITDA to Fixed Charges as calculated under certain of our indentures for the period presented:

June 30, 2016
LTM Period
Net income	$103
Income tax expense	30
Interest expense, net	324
Depreciation and amortization	139
Accelerated depreciation	107
EBITDA	703
Adjustments to EBITDA:
Asset impairments	6
Business realignment costs (1)	53
Realized and unrealized foreign currency gains	(1)
Gain on dispositions	(240)
Gain on extinguishment of debt	(84)
Unrealized gain on pension and postretirement benefits (2)	(13)
Other (3)	40
Cost reduction programs savings (4)	36
Adjustment for PAC and HAI dispositions (5)	(53)
Adjusted EBITDA	$447
Pro forma fixed charges (6)	$288
Ratio of Adjusted EBITDA to Fixed Charges (7)	1.55

(1)
Primarily represents costs related to the planned facility rationalization within the Epoxy, Phenolic and Coating Resins segment, as well as headcount reduction expenses and plant rationalization costs related to cost reduction programs, terminated costs, and other costs associated with business realignments.

(2)	Represents non-cash gains resulting from pension and postretirement benefit plan liability remeasurements.

(3)
Primarily includes retention program costs, business optimization expenses, certain professional fees related to strategic projects and management fees, partially offset by gains on the disposal of assets and a gain on a step acquisition.

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

(5)	Represents pro forma LTM Adjusted EBITDA impact of the PAC and HAI dispositions, which both occurred during the second quarter of 2016.

(6)	Reflects pro forma interest expense based on interest rates at June 30, 2016, as if the 2016 Debt Transactions had taken place at the beginning of the period.

(7)
The Company’s ability to incur additional indebtedness, among other actions, is restricted under the indentures governing certain notes, unless the Company has an Adjusted EBITDA to Fixed Charges ratio of 2.0 to 1.0. As of June 30, 2016, we did not satisfy this test. As a result, we are subject to restrictions on our ability to incur additional indebtedness and to make investments; however, there are exceptions to these restrictions, including exceptions that permit indebtedness under our ABL Facility (available borrowings of which were $288 at June 30, 2016).

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
There have been no material developments during the first six months of 2016 on the matters we have previously disclosed about quantitative and qualitative market risk in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2016. Based upon that evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2016.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Item 1.	Legal Proceedings
EPA Risk Management Plan Inspection
In December 2013, the USEPA conducted an inspection at one of our U.S. manufacturing facilities, which identified alleged violations of USEPA’s Risk Management Plan regulations. We have met with US EPA to discuss a potential administrative settlement to resolve this matter, along with a hazardous materials release matter that occurred subsequent to the inspection. Potential civil penalties associated with this matter are currently being negotiated, and are not likely to exceed $200,000.

Item 1A.	Risk Factors
There have been no material changes during the first six months of 2016 in the risk factors that were included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

HEXION INC.

Date:	August 11, 2016	/s/ George F. Knight
George F. Knight
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)