Form 10-Q
period 2016-09-30
HEXION INC.
filed 2016-11-14
CIK 13239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on November 1, 2016: 82,556,847

HEXION INC.

HEXION INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions, except share data)	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $19 and $8, respectively)	$145	$236
Accounts receivable (net of allowance for doubtful accounts of $14 and $15, respectively)	498	450
Inventories:
Finished and in-process goods	221	218
Raw materials and supplies	98	90
Other current assets	80	53
Total current assets	1,042	1,047
Investment in unconsolidated entities	17	36
Deferred income taxes	10	13
Other long-term assets	43	48
Property and equipment:
Land	80	84
Buildings	277	296
Machinery and equipment	2,368	2,406
	2,725	2,786
Less accumulated depreciation	(1,833)	(1,735)
	892	1,051
Goodwill	124	122
Other intangible assets, net	56	65
Total assets	$2,184	$2,382
Liabilities and Deficit
Current liabilities:
Accounts payable	$311	$386
Debt payable within one year	69	80
Interest payable	96	82
Income taxes payable	24	15
Accrued payroll and incentive compensation	58	78
Other current liabilities	160	123
Total current liabilities	718	764
Long-term liabilities:
Long-term debt	3,475	3,698
Long-term pension and post employment benefit obligations	224	224
Deferred income taxes	14	12
Other long-term liabilities	164	161
Total liabilities	4,595	4,859
Commitments and contingencies (see Note 7)
Deficit
Common stock—$0.01 par value; 300,000,000 shares authorized, 170,605,906 issued and 82,556,847 outstanding at September 30, 2016 and December 31, 2015	1	1
Paid-in capital	526	526
Treasury stock, at cost—88,049,059 shares	(296)	(296)
Accumulated other comprehensive loss	(8)	(15)
Accumulated deficit	(2,633)	(2,692)
Total Hexion Inc. shareholder’s deficit	(2,410)	(2,476)
Noncontrolling interest	(1)	(1)
Total deficit	(2,411)	(2,477)
Total liabilities and deficit	$2,184	$2,382
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Net sales	$819	$1,065	$2,680	$3,231
Cost of sales	701	905	2,357	2,753
Gross profit	118	160	323	478
Selling, general and administrative expense	69	71	235	229
Gain on dispositions	—	—	(240)	—
Business realignment (income) costs	(3)	3	42	11
Other operating expense, net	7	12	6	22
Operating income	45	74	280	216
Interest expense, net	76	84	235	245
Gain on extinguishment of debt	(3)	(14)	(47)	(14)
Other non-operating expense (income), net	2	—	1	(1)
(Loss) income before income tax and (losses) earnings from unconsolidated entities	(30)	4	91	(14)
Income tax expense	16	1	40	28
(Loss) income before (losses) earnings from unconsolidated entities	(46)	3	51	(42)
(Losses) earnings from unconsolidated entities, net of taxes	(1)	4	8	13
Net (loss) income	$(47)	$7	$59	$(29)
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Net (loss) income	$(47)	$7	$59	$(29)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	7	(24)	8	(73)
Loss recognized from pension and postretirement benefits	—	—	(1)	—
Other comprehensive income (loss)	7	(24)	7	(73)
Comprehensive (loss) income	$(40)	$(17)	$66	$(102)
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(In millions)	2016	2015
Cash flows (used in) provided by operating activities
Net income (loss)	$59	$(29)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	101	102
Accelerated depreciation	127	—
Deferred tax expense	3	2
Gain on step acquisition	—	(5)
Gain on dispositions (see Notes 12 and 13)	(240)	—
Gain on extinguishment of debt (see Note 6)	(47)	(14)
Unrealized foreign currency (gains) losses	(40)	19
Other non-cash adjustments	3	3
Net change in assets and liabilities:
Accounts receivable	(88)	(30)
Inventories	(32)	14
Accounts payable	(35)	(25)
Income taxes payable	26	10
Other assets, current and non-current	(27)	13
Other liabilities, current and long-term	59	6
Net cash (used in) provided by operating activities	(131)	66
Cash flows provided by (used in) investing activities
Capital expenditures	(91)	(122)
Capitalized interest	(1)	—
Purchase of business, net of cash acquired	—	(7)
Proceeds from dispositions, net	281	—
Cash received on buyer’s note (see Note 12)	45	—
Proceeds from sale of assets, net	1	1
Proceeds from sale of investments, net	—	6
Change in restricted cash	(11)	8
Investment in affiliate	(1)	—
Net cash provided by (used in) investing activities	223	(114)
Cash flows (used in) provided by financing activities
Net short-term debt repayments	(13)	(1)
Borrowings of long-term debt	461	492
Repayments of long-term debt	(643)	(393)
Long-term debt and credit facility financing fees	—	(10)
Net cash (used in) provided by financing activities	(195)	88
Effect of exchange rates on cash and cash equivalents	1	(9)
(Decrease) increase in cash and cash equivalents	(102)	31
Cash and cash equivalents (unrestricted) at beginning of period	228	156
Cash and cash equivalents (unrestricted) at end of period	$126	$187
Supplemental disclosures of cash flow information
Cash paid for:
Interest, net	$210	$214
Income taxes, net	20	12
Non-cash investing activity:
Non-cash assumption of debt on step acquisition	$—	$18
Acceptance of buyer’s note (see Note 12)	$75	$—
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENT OF DEFICIT (Unaudited)

(In millions)	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Hexion Inc. Deficit	Noncontrolling Interest	Total
Balance at December 31, 2015	$1	$526	$(296)	$(15)	$(2,692)	$(2,476)	$(1)	$(2,477)
Net income	—	—	—	—	59	59	—	59
Other comprehensive income	—	—	—	7	—	7	—	7
Balance at September 30, 2016	$1	$526	$(296)	$(8)	$(2,633)	$(2,410)	$(1)	$(2,411)

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In millions, except share data)
1. Background and Basis of Presentation
Based in Columbus, Ohio, Hexion Inc. (“Hexion” or the “Company”) serves global industrial markets through a broad range of thermoset technologies, specialty products and technical support for customers in a diverse range of applications and industries. The Company’s business is organized based on the products offered and the markets served. At September 30, 2016, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins.
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
Subsequent Events—The Company has evaluated events and transactions subsequent to September 30, 2016 through the date of issuance of its unaudited Condensed Consolidated Financial Statements.
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

In August 2016, the FASB issued Accounting Standards Board Update No. 2016-15: Statement of Cash Flows (Topic 230) (“ASU 2016-15”) as part of the FASB simplification initiative. ASU 2016-15 provides guidance on treatment in the statement of cash flows for eight specific cash flow topics, with the objective of reducing existing diversity in practice. Of the eight cash flow topics addressed in the new guidance, the topics expected to have an impact on the Company include debt prepayment or debt extinguishment costs, proceeds from the settlement of insurance claims, treatment of restricted cash and distributions received from equity method investees. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period, and early adoption is permitted. The Company is currently assessing the potential impact of ASU 2016-15 on its financial statements.
3. Business Realignment Costs

Norco

In the first quarter of 2016, the Company announced a planned rationalization at its Norco, LA manufacturing facility within its Epoxy, Phenolic and Coating Resins segment, and production was ceased at this facility during the second quarter of 2016. During the three months ended June 30, 2016, Company recorded costs of $25 related to the early termination of certain contracts for utilities, site services, raw materials and other items related to this facility rationalization. During the three months ended September 30, 2016, these costs were reduced by $2 based on updated cost estimates and negotiations with vendors, resulting in total costs of $23 for these items during the nine months ended September 30, 2016. These costs are included in “Business realignment (income) costs” in the unaudited Condensed Consolidated Statements of Operations. As of September 30, 2016, $19 of these costs were included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets and $2 were included in “Other long-term liabilities.”

As a result of the Norco, LA facility rationalization, the estimated useful lives of certain long-lived assets related to this facility were shortened, and consequently, during the nine months ended September 30, 2016, the Company incurred $76 of accelerated depreciation related to these assets, which is included in “Cost of sales” in the unaudited Condensed Consolidated Statements of Operations.

In addition, at June 30, 2016 the Company recorded a conditional asset retirement obligation (“ARO”) of $30 related to certain contractually obligated future demolition, decontamination and repair costs associated with this facility rationalization. During the nine months ended September 30, 2016, the Company recorded an additional $30 of accelerated depreciation related to this ARO, which is also included in “Cost of sales” in the unaudited Condensed Consolidated Statements of Operations. During the three months ended September 30, 2016, this ARO liability was reduced by $11 as a result of revised cost estimates, primarily due to a reduction in the scope of expected future demolition. This $11 reduction in costs is included in “Business realignment (income) costs” in the unaudited Condensed Consolidated Statements of Operations for both the three and nine months ended September 30, 2016. As of September 30, 2016, $14 of the ARO liability was included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets and $2 was included in “Other long-term liabilities.”

Lastly, during the three and nine months ended September 30, 2016, the Company incurred additional costs of $3 and $13, respectively, related to abnormal production overhead, severance and other expenses to the facility closure. These costs are included in “Business realignment (income) costs” in the unaudited Condensed Consolidated Statements of Operations.

Oilfield

In addition, during the third quarter of 2016, the Company indefinitely idled two oilfield manufacturing facilities within its Epoxy, Phenolic and Coating Resins segment, and production was ceased at these facilities. As a result, the estimated useful lives of certain long-lived assets related to these facilities were shortened, and consequently, during the three months ended September 30, 2016, the Company incurred $21 of accelerated depreciation related to these assets, which is included in “Cost of sales” in the unaudited Condensed Consolidated Statements of Operations.

Other

Also included within “Business realignment (income) costs” in the unaudited Condensed Consolidated Statements of Operations for both the three and nine months ended September 30, 2016 are miscellaneous severance, environmental and other costs related to certain in-process cost reduction programs.
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
During the three months ended September 30, 2016 and 2015 and during the nine months ended September 30, 2016 and 2015, the Company recognized expense under the Management Consulting Agreement of $1 and $2, respectively. This amount is included in “Other operating expense, net” in the unaudited Condensed Consolidated Statements of Operations.
Transactions with MPM
Shared Services Agreement
On October 1, 2010, the Company entered into a shared services agreement with Momentive Performance Materials Inc. (“MPM”) (which, from October 1, 2010 through October 24, 2014, was a subsidiary of Hexion Holdings) (the “Shared Services Agreement”). Under this agreement, the Company provides to MPM, and MPM provides to the Company, certain services. The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between the Company and MPM. The Shared Services Agreement was renewed for one year starting October 2016 and is subject to termination by either the Company or MPM, without cause, on not less than 30 days’ written notice, and expires in October 2017 (subject to one-year renewals every year thereafter; absent contrary notice from either party).
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
Pursuant to the Shared Services Agreement, during the nine months ended September 30, 2016 and 2015, the Company incurred approximately $50 and $58, respectively, of net costs for shared services and MPM incurred approximately $38 and $49, respectively, of net costs for shared services. Included in the net costs incurred during the nine months ended September 30, 2016 and 2015, were net billings from the Company to MPM of $23 and $30, respectively, to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to the applicable agreed upon allocation percentage. The Company had accounts receivable from MPM of $5 and $7 as of September 30, 2016 and December 31, 2015, respectively, and no accounts payable to MPM.
Sales and Purchases of Products with MPM
The Company also sells products to, and purchases products from, MPM. During the three months ended September 30, 2016 and 2015, the Company sold less than $1 of products to MPM and purchased less than $1 of products from MPM. During the nine months ended September 30, 2016 and 2015, the Company sold less than $1 of products to MPM and purchased $1 and $3, respectively. As of both September 30, 2016 and December 31, 2015, the Company had less than $1 of accounts receivable from MPM and less than $1 of accounts payable to MPM.
Other Transactions with MPM
In April 2014, the Company purchased 100% of the interests in MPM’s Canadian subsidiary for a purchase price of approximately $12. As a part of the transaction the Company also entered into a non-exclusive distribution agreement with a subsidiary of MPM, whereby the Company acts as a distributor of certain MPM products in Canada. The agreement has a term of 10 years, and is cancelable by either party with 180 days’ notice. The Company is compensated for acting as distributor at a rate of 2% of the net selling price of the related products sold. During both the three months ended September 30, 2016 and 2015, the Company purchased approximately $7 of products from MPM under this distribution agreement, and earned less than $1 from MPM as compensation for acting as distributor of the products. During both the nine months ended September 30, 2016 and 2015, the Company purchased approximately $21 of products from MPM under this distribution agreement, and earned less than $1 from MPM as compensation for acting as distributor of the products. As of both September 30, 2016 and December 31, 2015, the Company had $2 of accounts payable to MPM related to the distribution agreement.

Purchases and Sales of Products and Services with Apollo Affiliates Other than MPM
The Company sells products to various Apollo affiliates other than MPM. These sales were less than $1 and $8 for the three months ended September 30, 2016 and 2015, respectively, and $6 and $55 for the nine months ended September 30, 2016 and 2015, respectively. Accounts receivable from these affiliates were less than $1 at both September 30, 2016 and December 31, 2015. The Company also purchases raw materials and services from various Apollo affiliates other than MPM. These purchases were less than $1 and $1 for the three months ended September 30, 2016 and 2015, respectively, and less than $1 and $2 for the nine months ended September 30, 2016 and 2015, respectively. The Company had accounts payable to these affiliates of less than $1 at December 31, 2015.
Other Transactions and Arrangements
The Company sells finished goods to, and purchases raw materials from, a former foundry joint venture between the Company and HA-USA Inc. (“HAI”). The Company also provides toll-manufacturing and other services to HAI. On May 31, 2016, the Company sold its 50% investment in HAI to HA-USA Inc. (see Note 12), and as of June 1, 2016, HAI is no longer a related party. Previous to this sale, the Company’s investment in HAI was recorded under the equity method of accounting, and the related sales and purchases were not eliminated from the unaudited Condensed Consolidated Financial Statements. However, any profit on these transactions was eliminated in the unaudited Condensed Consolidated Financial Statements to the extent of the Company’s 50% interest in HAI.
Through the date of the sale of the Company’s investment in HAI to HA-USA Inc., sales and services provided to HAI were $26 and $56 for the nine months ended September 30, 2016 and 2015, respectively, and $17 for the three months ended September 30, 2015. There was $1 of accounts receivable from HAI at December 31, 2015. Purchases from HAI were $4 and $12 for the nine months ended September 30, 2016 and 2015, respectively, and $3 for the three months ended September 30, 2015. The Company had accounts payable to HAI of $1 at December 31, 2015. Additionally, HAI declared dividends to the Company of $4 and $14 for the nine months ended September 30, 2016 and 2015, respectively, and $5 for the three months ended September 30, 2015. No amounts remained outstanding related to these previously declared dividends at September 30, 2016.
The Company sells products and provides services to, and purchases products from, its other joint ventures which are recorded under the equity method of accounting. These sales were $4 and $9 for the three months ended September 30, 2016 and 2015, respectively, and $12 and $31 for the nine months ended September 30, 2016 and 2015, respectively. Accounts receivable from these joint ventures were $5 and $10 at September 30, 2016 and December 31, 2015, respectively. These purchases were $4 and less than $1 for the three months ended September 30, 2016 and 2015, respectively, and $10 and $25 for the nine months ended September 30, 2016 and 2015, respectively. The Company had accounts payable to these joint ventures of $1and $2 at September 30, 2016 and December 31, 2015, respectively.
The Company had a loan receivable of $6 and royalties receivable of $2 as of both September 30, 2016 and December 31, 2015 from its unconsolidated forest products joint venture in Russia.
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

Recurring Fair Value Measurements
As of September 30, 2016, the Company had derivative liabilities related to electricity, natural gas and foreign exchange contracts of $1, which were measured using Level 2 inputs, and consist of derivative instruments transacted primarily in over-the-counter markets. There were no transfers between Level 1, Level 2 or Level 3 measurements during the nine months ended September 30, 2016 or 2015.
The Company calculates the fair value of its Level 2 derivative liabilities using standard pricing models with market-based inputs, adjusted for nonperformance risk. When its financial instruments are in a liability position, the Company evaluates its credit risk as a component of fair value. At both September 30, 2016 and December 31, 2015, no adjustment was made by the Company to reduce its derivative liabilities for nonperformance risk.
When its financial instruments are in an asset position, the Company is exposed to credit loss in the event of nonperformance by other parties to these contracts and evaluates their credit risk as a component of fair value.

Non-derivative Financial Instruments
The following table summarizes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
September 30, 2016
Debt	$3,585	$—	$3,089	$9	$3,098
December 31, 2015
Debt	$3,829	$—	$2,560	$10	$2,570
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
6. Debt Obligations
Debt outstanding at September 30, 2016 and December 31, 2015 is as follows:

	September 30, 2016		December 31, 2015
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
ABL Facility	$—	$—	$—	$—
Senior Secured Notes:
6.625% First-Priority Senior Secured Notes due 2020 (includes $4 of unamortized debt premium)	1,554	—	1,554	—
10.00% First-Priority Senior Secured Notes due 2020	315	—	315	—
8.875% Senior Secured Notes due 2018 (includes $1 and $2 of unamortized debt discount at September 30, 2016 and December 31, 2015, respectively)	760	—	995	—
9.00% Second-Priority Senior Secured Notes due 2020	574	—	574	—
Debentures:
9.2% debentures due 2021	74	—	74	—
7.875% debentures due 2023	189	—	189	—
Other Borrowings:
Australia Facility due 2017	27	4	29	3
Brazilian bank loans	15	30	5	42
Capital leases	8	1	9	1
Other	—	34	5	34
Unamortized debt issuance costs	(41)	—	(51)	—
Total	$3,475	$69	$3,698	$80

2016 Debt Transactions

During the three and nine months ended September 30, 2016, the Company repurchased $36 and $235, respectively, in face value of its 8.875% Senior Secured Notes due 2018 on the open market for cash of $33 and $187, respectively. These transactions resulted in gains of $3 and $47 for the three and nine months ended September 30, 2016, respectively, which represents the difference between the carrying value of the repurchased debt and the cash paid for the repurchases, less the proportionate amount of unamortized deferred financing fees and debt discounts that were written off in conjunction with the repurchases. These amounts are recorded in “Gain on debt extinguishment” in the unaudited Condensed Consolidated Statements of Operations.

Debt Maturities

The Company’s 8.875% Senior Secured Notes come due in full in February 2018. If the outstanding balance of these notes is greater than $50 as of November 2, 2017, the Company’s ABL Facility, which matures in March 2018, will accelerate and become immediately due and payable. While there can be no certainty with respect to timing, the Company expects to address the term of the ABL Facility and the remaining outstanding balance of the 8.875% Senior Secured Notes in advance of the maturity date of these notes and any potential acceleration of the ABL Facility and the Company expects that certain of such actions will be taken prior to the filing of its 2016 Form 10-K. The timing and amount of these transactions is dependent upon the Company’s ability to access the credit markets, conditions in the credit markets, cash generated from operations and the potential execution of additional alternatives the Company has available including the possible sales of certain non-core assets to raise additional funds. While the Company has been successful in accessing the credit markets on terms and in amounts adequate to meet its objectives in the past, and management is confident in its ability to execute these alternatives successfully, there can be no assurance that any of these outcomes will materialize on acceptable terms or at all. If the Company is unable to successfully address the remaining balance of its 8.875% Senior Secured Notes or extend the ABL, the maturing of these obligations could have a material adverse impact.
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
Environmental Institution of Paraná IAP—On August 10, 2005, the Environmental Institute of Paraná (IAP), an environmental agency in the State of Paraná, provided Hexion Quimica Industria, the Company’s Brazilian subsidiary, with notice of an environmental assessment in the amount of 12 Brazilian reais. The assessment related to alleged environmental damages to the Paranagua Bay caused in November 2004 from an explosion on a shipping vessel carrying methanol purchased by the Company. The investigations performed by the public authorities have not identified any actions of the Company that contributed to or caused the accident. The Company responded to the assessment by filing a request to have it cancelled and by obtaining an injunction precluding execution of the assessment pending adjudication of the issue. In November 2010, the Court denied the Company’s request to cancel the assessment and lifted the injunction that had been issued. The Company responded to the ruling by filing an appeal in the State of Paraná Court of Appeals. In March 2012, the Company was informed that the Court of Appeals had denied the Company’s appeal, and on June 4, 2012 the Company filed appeals to the Superior Court of Justice and the Supreme Court of Brazil. In September 2016, the Superior Court of Justice decided that strict liability does not apply to administrative fines issued by environmental agencies and reversed the decision of the State of Paraná Court of Appeals. The Superior Court of Justice remanded the case back to the Court of Appeals to determine if the IAP met its burden of proving negligence by the Company. The Company continues to believe it has strong defenses against the validity of the assessment, and does not believe that a loss is probable. At September 30, 2016, the amount of the assessment, including tax, penalties, monetary correction and interest, is 50 Brazilian reais, or approximately $15.
The following table summarizes all probable environmental remediation, indemnification and restoration liabilities, including related legal expenses, at September 30, 2016 and December 31, 2015:

	Liability		Range of Reasonably Possible Costs at September 30, 2016
Site Description	September 30, 2016	December 31, 2015	Low	High
Geismar, LA	$14	$15	$9	$22
Superfund and offsite landfills – allocated share:
Less than 1%	—	1	—	2
Equal to or greater than 1%	7	7	5	13
Currently-owned	4	5	4	9
Formerly-owned:
Remediation	28	33	25	42
Monitoring only	1	—	—	1
Total	$54	$61	$43	$89
These amounts include estimates for unasserted claims that the Company believes are probable of loss and reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of a range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. At September 30, 2016 and December 31, 2015, $11 and $13, respectively, have been included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets, with the remaining amount included in “Other long-term liabilities.”

Following is a discussion of the Company’s environmental liabilities and the related assumptions at September 30, 2016:
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
Formerly-Owned Sites—The Company is conducting, or has been identified as a PRP in connection with, environmental remediation at a number of locations that it formerly owned and/or operated. Remediation costs at these former sites, such as those associated with our former phosphate mining and processing operations, could be material. The Company has accrued those costs for formerly-owned sites which are currently probable and reasonably estimable. One such site is the Coronet Industries, Inc. Superfund Alternative Site in Plant City, Florida. The Company entered into a settlement agreement effective February 1, 2016 with Coronet Industries and another former site owner. Pursuant to the agreement, the Company agreed to pay $10 in fulfillment of the contribution claim against the Company for past remediation costs, payable in three annual installments, of which the first was paid during the nine months ended September 30, 2016. Additionally, the Company accepted a 40% allocable share of specified future remediation costs at this site. The Company estimates its allocable share of future remediation costs to be approximately $11. The final costs to the Company will depend on the method of remediation chosen, the amount of time necessary to accomplish remediation and the ongoing financial viability of the other PRPs. Currently, the Company has insufficient information to estimate the range of reasonably possible costs related to this site.
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

Non-Environmental Legal Matters
The Company is involved in various legal proceedings in the ordinary course of business and had reserves of $2 and $4 at September 30, 2016 and December 31, 2015, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable. At September 30, 2016 and December 31, 2015, $1 and $3, respectively, has been included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets, with the remaining amount included in “Other long-term liabilities.”
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
8. Pension and Postretirement Benefit Plans
Following are the components of net pension and postretirement (benefit) expense recognized by the Company for the three and nine months ended September 30, 2016 and 2015:

	Pension Benefits				Non-Pension Postretirement Benefits
	Three Months Ended September 30,				Three Months Ended September 30,
	2016		2015		2016		2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1	$4	$1	$4	$—	$—	$—	$—
Interest cost on projected benefit obligation	2	3	2	3	—	—	—	—
Expected return on assets	(4)	(3)	(4)	(3)	—	—	—	—
Net (benefit) expense	$(1)	$4	$(1)	$4	$—	$—	$—	$—

	Pension Benefits				Non-Pension Postretirement Benefits
	Nine Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$3	$11	$3	$12	$—	$—	$—	$—
Interest cost on projected benefit obligation	6	8	7	8	—	1	—	1
Expected return on assets	(11)	(8)	(12)	(9)	—	—	—	—
Amortization of prior service benefit	—	—	—	—	(1)	—	—	—
Net (benefit) expense	$(2)	$11	$(2)	$11	$(1)	$1	$—	$1
9. Segment Information
The Company’s business segments are based on the products that the Company offers and the markets that it serves. At September 30, 2016, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins. A summary of the major products of the Company’s reportable segments follows:

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

Net Sales (1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Epoxy, Phenolic and Coating Resins	$476	$669	$1,664	$2,026
Forest Products Resins	343	396	1,016	1,205
Total	$819	$1,065	$2,680	$3,231
(1)     Intersegment sales are not significant and, as such, are eliminated within the selling segment.
Segment EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Epoxy, Phenolic and Coating Resins	$64	$92	$230	$265
Forest Products Resins	65	59	184	182
Corporate and Other	(17)	(18)	(50)	(54)
Total	$112	$133	$364	$393
Reconciliation of Segment EBITDA to Net (Loss) Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$64	$92	$230	$265
Forest Products Resins	65	59	184	182
Corporate and Other	(17)	(18)	(50)	(54)
Total	$112	$133	$364	$393

Reconciliation:
Items not included in Segment EBITDA:
Business realignment income (costs)	$3	$(3)	$(42)	$(11)
Gain on dispositions	—	—	240	—
Gain on extinguishment of debt	3	14	47	14
Realized and unrealized foreign currency (losses) gains	(6)	(14)	3	(17)
Other	(16)	(4)	(50)	(33)
Total adjustments	(16)	(7)	198	(47)
Interest expense, net	(76)	(84)	(235)	(245)
Income tax expense	(16)	(1)	(40)	(28)
Depreciation and amortization	(30)	(34)	(101)	(102)
Accelerated depreciation	(21)	—	(127)	—
Net (loss) income	$(47)	$7	$59	$(29)

Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses. For the three and nine months ended September 30, 2016, these items primarily include certain professional fees related to strategic projects and expenses from retention programs. For the three and nine months ended September 30, 2015, these items primarily include expenses from retention programs, losses on the disposal of assets, certain professional fees related to strategic projects and a gain on a step acquisition. Business realignment costs for the three and nine months ended September 30, 2016 primarily include costs related to the planned facility rationalizations within the Epoxy, Phenolic and Coating Resins segment and costs related to certain in-process cost reduction programs. Business realignment costs for the three and nine months ended September 30, 2015 include costs related to certain in-process cost reduction programs.

10. Summarized Financial Information of Unconsolidated Affiliate
Summarized financial information of the unconsolidated affiliate HAI for the nine months ended September 30, 2016 and 2015 is as follows:

	Nine Months Ended September 30,
	2016 (1)	2015
Net sales	$59	$120
Gross profit	25	47
Pre-tax income	14	26
Net income	14	25

(1)	Amounts for the nine months ended September 30, 2016 represent activity through May 31, 2016, the date on which the Company sold its 50% interest in HAI (see Note 12).
11. Changes in Accumulated Other Comprehensive Loss
Following is a summary of changes in “Accumulated other comprehensive loss” for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$3	$(18)	$(15)	$4	$20	$24
Other comprehensive income (loss) before reclassifications, net of tax	—	7	7	—	(24)	(24)
Ending balance	$3	$(11)	$(8)	$4	$(4)	$—

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$4	$(19)	$(15)	$4	$69	$73
Other comprehensive (loss) income before reclassifications, net of tax	(1)	8	7	—	(73)	(73)
Ending balance	$3	$(11)	$(8)	$4	$(4)	$—
12. HAI Disposition
On May 31, 2016, the Company sold its 50% interest in HA-International, LLC (“HAI”), a joint venture within the Epoxy, Phenolic and Coating Resins segment serving the North American foundry industry, to its joint venture partner HA-USA, Inc., for a purchase price of $136, which includes $2 representing the Company’s 50% share of HAI’s cash balance at closing. Sale proceeds consisted of $61 in cash and a $75 buyer’s note issued by HA-USA, Inc. to the Company. As of September 30, 2016, $45 of cash has been received on the buyer’s note and $30 remains outstanding, which is recorded in “Other current assets” in the unaudited Condensed Consolidated Balance Sheets. The Company recognized a gain on this disposition of $120, which is recorded as a component of “Gain on dispositions” in the unaudited Condensed Consolidated Statements of Operations.
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

The Company received gross cash consideration for the PAC business in the amount of $226, less approximately $6 relating to liabilities, net of cash and estimated working capital, that transferred to the Buyer as part of the Purchase Agreement. A subsequent post-closing adjustment to the purchase price of less than $1 was made in accordance with the Purchase Agreement. The Company recorded a gain on this disposition of $120, which is recorded in “Gain on dispositions” in the unaudited Condensed Consolidated Statements of Operations.

The PAC Business generated annual sales of approximately $370 in 2015, and was reported within the Epoxy, Phenolic and Coating Resins segment. The PAC Business had pre-tax income of $14 for the nine months ended September 30, 2016, which is reported as a component of “(Loss) income before income tax and earnings from unconsolidated entities” in the unaudited Condensed Consolidated Statements of Operations.

As part of this transaction, the Company is currently providing certain transitional services to the Buyer for an initial period of up to six months pursuant to a Transitional Services Agreement, which may be extended an additional three months by the Buyer, and potentially longer by mutual agreement of the parties. The purpose of these services is to provide short-term assistance to the Buyer in assuming the operations of the PAC business. These services do not confer to the Company the ability to influence the operating or financial policies of the PAC business under its new ownership.

14. Income Taxes

The effective tax rate was (53)% and 25% for the three months ended September 30, 2016 and 2015, respectively. The effective tax rate was 44% and (200)% for the nine months ended September 30, 2016 and 2015, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and losses among the various jurisdictions in which we operate, as well as the recording of an income tax contingency liability related to ongoing foreign jurisdictional matters. The effective tax rates were also impacted by operating gains and losses generated in jurisdictions where no tax expense or benefit was recognized due to the maintenance of a full valuation allowance.

For the three and nine months ended September 30, 2016 and 2015, income tax expense relates primarily to income from certain foreign operations. In the third quarter of 2016, the Company recorded an income tax contingency liability related to ongoing foreign jurisdictional matters. In 2016, the income tax expense related to the gain on dispositions was substantially reduced by net operating loss utilization which was offset by a decrease to the respective valuation allowances. In 2015, losses in the United States and certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to the maintenance of a full valuation allowance.
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

HEXION INC.
SEPTEMBER 30, 2016
CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0 and $19, respectively)	$49	$—	$96	$—	$145
Accounts receivable, net	140	1	357	—	498
Intercompany accounts receivable	115	—	38	(153)	—
Intercompany loans receivable - current portion	27	—	144	(171)	—
Inventories:
Finished and in-process goods	90	—	131	—	221
Raw materials and supplies	35	—	63	—	98
Other current assets	42	—	38	—	80
Total current assets	498	1	867	(324)	1,042
Investment in unconsolidated entities	79	6	18	(86)	17
Deferred income taxes	—	—	10	—	10
Other assets, net	15	6	22	—	43
Intercompany loans receivable	1,080	—	214	(1,294)	—
Property and equipment, net	444	—	448	—	892
Goodwill	66	—	58	—	124
Other intangible assets, net	43	—	13	—	56
Total assets	$2,225	$13	$1,650	$(1,704)	$2,184
Liabilities and Deficit
Current liabilities:
Accounts payable	$106	$—	$205	$—	$311
Intercompany accounts payable	38	—	115	(153)	—
Debt payable within one year	8	—	61	—	69
Intercompany loans payable within one year	144	—	27	(171)	—
Interest payable	95	—	1	—	96
Income taxes payable	22	—	2	—	24
Accrued payroll and incentive compensation	23	—	35	—	58
Other current liabilities	104	—	56	—	160
Total current liabilities	540	—	502	(324)	718
Long-term liabilities:
Long-term debt	3,430	—	45	—	3,475
Intercompany loans payable	210	6	1,078	(1,294)	—
Accumulated losses of unconsolidated subsidiaries in excess of investment	313	86	—	(399)	—
Long-term pension and post employment benefit obligations	41	—	183	—	224
Deferred income taxes	(3)	—	17	—	14
Other long-term liabilities	104	—	60	—	164
Advance from affiliates	—	—	—	—	—
Total liabilities	4,635	92	1,885	(2,017)	4,595
Total Hexion Inc. shareholder’s deficit	(2,410)	(79)	(234)	313	(2,410)
Noncontrolling interest	—	—	(1)	—	(1)
Total deficit	(2,410)	(79)	(235)	313	(2,411)
Total liabilities and deficit	$2,225	$13	$1,650	$(1,704)	$2,184

HEXION INC.
DECEMBER 31, 2015
CONDENSED CONSOLIDATING BALANCE SHEET

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0 and $8, respectively)	$62	$—	$174	$—	$236
Accounts receivable, net	115	1	334	—	450
Intercompany accounts receivable	132	—	154	(286)	—
Intercompany loans receivable	—	—	174	(174)	—
Inventories:
Finished and in-process goods	97	—	121	—	218
Raw materials and supplies	34	—	56	—	90
Other current assets	29	—	24	—	53
Total current assets	469	1	1,037	(460)	1,047
Investment in unconsolidated entities	117	28	21	(130)	36
Deferred income taxes	—	—	13	—	13
Other long-term assets	21	6	21	—	48
Intercompany loans receivable	1,269	6	108	(1,383)	—
Property and equipment, net	559	—	492	—	1,051
Goodwill	65	—	57	—	122
Other intangible assets, net	49	—	16	—	65
Total assets	$2,549	$41	$1,765	$(1,973)	$2,382
Liabilities and Deficit
Current liabilities:
Accounts payable	$148	$—	$238	$—	$386
Intercompany accounts payable	154	—	132	(286)	—
Debt payable within one year	6	—	74	—	80
Intercompany loans payable within one year	174	—	—	(174)	—
Interest payable	80	—	2	—	82
Income taxes payable	7	—	8	—	15
Accrued payroll and incentive compensation	43	—	35	—	78
Other current liabilities	73	—	50	—	123
Total current liabilities	685	—	539	(460)	764
Long term liabilities:
Long-term debt	3,656	—	42	—	3,698
Intercompany loans payable	93	6	1,284	(1,383)	—
Accumulated losses of unconsolidated subsidiaries in excess of investment	429	130	—	(559)	—
Long-term pension and post employment benefit obligations	45	—	179	—	224
Deferred income taxes	6	—	6	—	12
Other long-term liabilities	111	—	50	—	161
Total liabilities	5,025	136	2,100	(2,402)	4,859
Total Hexion Inc. shareholder’s deficit	(2,476)	(95)	(334)	429	(2,476)
Noncontrolling interest	—	—	(1)	—	(1)
Total deficit	(2,476)	(95)	(335)	429	(2,477)
Total liabilities and deficit	$2,549	$41	$1,765	$(1,973)	$2,382

HEXION INC.
THREE MONTHS ENDED SEPTEMBER 30, 2016
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$356	$—	$507	$(44)	$819
Cost of sales	325	—	420	(44)	701
Gross profit	31	—	87	—	118
Selling, general and administrative expense	30	—	39	—	69
Business realignment (income) costs	(7)	—	4	—	(3)
Other operating expense (income), net	10	6	(9)	—	7
Operating (loss) income	(2)	(6)	53	—	45
Interest expense, net	74	—	2	—	76
Intercompany interest (income) expense, net	(18)	—	18	—	—
Gain on extinguishment of debt	(3)	—	—	—	(3)
Other non-operating (income) expense, net	(5)	—	7	—	2
(Loss) income before income tax and earnings (losses) from unconsolidated entities	(50)	(6)	26	—	(30)
Income tax expense	9	—	7	—	16
(Loss) income before earnings (losses) from unconsolidated entities	(59)	(6)	19	—	(46)
Earnings (losses) from unconsolidated entities, net of taxes	12	(1)	—	(12)	(1)
Net (loss) income	$(47)	$(7)	$19	$(12)	$(47)
Comprehensive (loss) income	$(40)	$(7)	$26	$(19)	$(40)

HEXION INC.
THREE MONTHS ENDED SEPTEMBER 30, 2015
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$433	$—	$675	$(43)	$1,065
Cost of sales	384	—	564	(43)	905
Gross profit	49	—	111	—	160
Selling, general and administrative expense	29	—	42	—	71
Business realignment costs	1	—	2	—	3
Other operating expense, net	5	—	7	—	12
Operating income	14	—	60	—	74
Interest expense, net	81	—	3	—	84
Intercompany interest (income) expense, net	(20)	(1)	21	—	—
Gain on extinguishment of debt	(14)	—	—	—	(14)
Other non-operating (income) expense, net	(1)	—	1	—	—
(Loss) income before income tax and earnings from unconsolidated entities	(32)	1	35	—	4
Income tax expense	1	—	—	—	1
(Loss) income before earnings from unconsolidated entities	(33)	1	35	—	3
Earnings from unconsolidated entities, net of taxes	40	17	—	(53)	4
Net income	$7	$18	$35	$(53)	$7
Comprehensive (loss) income	$(17)	$17	$20	$(37)	$(17)

HEXION INC.
NINE MONTHS ENDED SEPTEMBER 30, 2016
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,119	$—	$1,701	$(140)	$2,680
Cost of sales	1,080	—	1,417	(140)	2,357
Gross profit	39	—	284	—	323
Selling, general and administrative expense	109	—	126	—	235
Gain on dispositions	(188)	—	(52)	—	(240)
Business realignment costs	31	—	11	—	42
Other operating expense (income), net	14	6	(14)	—	6
Operating income (loss)	73	(6)	213	—	280
Interest expense, net	227	—	8	—	235
Intercompany interest (income) expense, net	(55)	—	55	—	—
Gain on extinguishment of debt	(47)	—	—	—	(47)
Other non-operating (income) expense, net	(16)	—	17	—	1
(Loss) income before income tax and earnings from unconsolidated entities	(36)	(6)	133	—	91
Income tax expense	5	—	35	—	40
(Loss) income before earnings from unconsolidated entities	(41)	(6)	98	—	51
Earnings from unconsolidated entities, net of taxes	100	45	2	(139)	8
Net income	$59	$39	$100	$(139)	$59
Comprehensive income	$66	$39	$100	$(139)	$66

HEXION INC.
NINE MONTHS ENDED SEPTEMBER 30, 2015
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,341	$—	$2,030	$(140)	$3,231
Cost of sales	1,187	—	1,706	(140)	2,753
Gross profit	154	—	324	—	478
Selling, general and administrative expense	89	—	140	—	229
Business realignment costs	4	—	7	—	11
Other operating expense, net	9	—	13	—	22
Operating income	52	—	164	—	216
Interest expense, net	239	—	6	—	245
Intercompany interest (income) expense, net	(60)	(1)	61	—	—
Gain on extinguishment of debt	(14)	—	—	—	(14)
Other non-operating expense (income), net	68	—	(69)	—	(1)
(Loss) income before income tax and earnings from unconsolidated entities	(181)	1	166	—	(14)
Income tax (benefit) expense	(1)	—	29	—	28
(Loss) income before earnings from unconsolidated entities	(180)	1	137	—	(42)
Earnings from unconsolidated entities, net of taxes	151	95	—	(233)	13
Net (loss) income	$(29)	$96	$137	$(233)	$(29)
Comprehensive (loss) income	$(102)	$96	$102	$(198)	$(102)

HEXION INC.
NINE MONTHS ENDED SEPTEMBER 30, 2016
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Hexion Inc.		Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(198)		$4	$67		$(4)	$(131)
Cash flows provided by (used in) investing activities
Capital expenditures	(47)		—	(44)		—	(91)
Capitalized interest	(1)		—	—		—	(1)
Proceeds from dispositions, net	146		—	135		—	281
Cash received on buyer’s note	45		—	—		—	45
Proceeds from sale of assets, net	—		—	1		—	1
Change in restricted cash	—		—	(11)		—	(11)
Capital contribution to subsidiary	(13)		(9)	—		22	—
Investment in unconsolidated affiliates, net	(1)		—	—		—	(1)
Return of capital from subsidiary from sales of accounts receivable	70	(a)	—	—		(70)	—
	199		(9)	81		(48)	223
Cash flows (used in) provided by financing activities
Net short-term debt borrowings (repayments)	2		—	(15)		—	(13)
Borrowings of long-term debt	280		—	181		—	461
Repayments of long-term debt	(467)		—	(176)		—	(643)
Net intercompany loan borrowings (repayments)	171		—	(171)		—	—
Capital contributions	—		9	13		(22)	—
Common stock dividends paid	—		(4)	—		4	—
Return of capital to parent from sales of accounts receivable	—		—	(70)	(a)	70	—
	(14)		5	(238)		52	(195)
Effect of exchange rates on cash and cash equivalents	—		—	1		—	1
Decrease in cash and cash equivalents	(13)		—	(89)		—	(102)
Cash and cash equivalents (unrestricted) at beginning of period	62		—	166		—	228
Cash and cash equivalents (unrestricted) at end of period	$49		$—	$77		$—	$126

(a)
During the nine months ended September 30, 2016, Hexion Inc. contributed receivables of $70 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the nine months ended September 30, 2016, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Hexion Inc. by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined non-guarantor subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and Hexion Inc., respectively.

HEXION INC.
NINE MONTHS ENDED SEPTEMBER 30, 2015
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Hexion Inc.		Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(255)		$14	$321		$(14)	$66
Cash flows provided by (used in) investing activities
Capital expenditures	(63)		—	(59)		—	(122)
Purchase of business, net of cash acquired	—		—	(7)		—	(7)
Proceeds from sale of investments, net	—		—	6		—	6
Proceeds from sale of assets	—		—	1		—	1
Change in restricted cash	—		—	8		—	8
Capital contribution to subsidiary	(13)		(8)	—		21	—
Return of capital from subsidiary from sales of accounts receivable	227	(a)	—	—		(227)	—
	151		(8)	(51)		(206)	(114)
Cash flows provided by (used in) financing activities
Net short-term debt borrowings (repayments)	3		—	(4)		—	(1)
Borrowings of long-term debt	470		—	22		—	492
Repayments of long-term debt	(354)		—	(39)		—	(393)
Net intercompany loan borrowings (repayments)	17		—	(17)		—	—
Capital contributions	—		8	13		(21)	—
Long-term debt and credit facility financing fees	(10)		—	—		—	(10)
Common stock dividends paid	—		(14)	—		14	—
Return of capital to parent from sales of accounts receivable	—		—	(227)	(a)	227	—
	126		(6)	(252)		220	88
Effect of exchange rates on cash and cash equivalents	—		—	(9)		—	(9)
Increase in cash and cash equivalents	22		—	9		—	31
Cash and cash equivalents (unrestricted) at beginning of period	23		—	133		—	156
Cash and cash equivalents (unrestricted) at end of period	$45		$—	$142		$—	$187

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
Within the following discussion, unless otherwise stated, “the third quarter of 2016” refers to the three months ended September 30, 2016, “the third quarter of 2015” refers to the three months ended September 30, 2015, “the first nine months of 2016” refers to the nine months ended September 30, 2016 and “the first nine months of 2015” refers to the nine months ended September 30, 2015.
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
Through our worldwide network of strategically located production facilities, we serve more than 4,100 customers in approximately 100 countries. Our global customers include large companies in their respective industries, such as 3M, Akzo Nobel, BASF, Bayer, Dow, Louisiana Pacific, Monsanto, Owens Corning, PPG Industries, Valspar and Weyerhaeuser.
Reportable Segments
Our business segments are based on the products that we offer and the markets that we serve. At September 30, 2016, we had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins. A summary of the major products of our reportable segments follows:

•
Epoxy, Phenolic and Coating Resins: epoxy specialty resins, phenolic encapsulated substrates, versatic acids and derivatives, basic epoxy resins and intermediates, phenolic specialty resins and molding compounds, polyester resins and vinylic resins

•	Forest Products Resins: forest products resins and formaldehyde applications

2016 Overview
Following are highlights from our results of operations for the nine months ended September 30, 2016 and 2015:

	2016	2015	$ Change	% Change
Statements of Operations:
Net sales	$2,680	$3,231	$(551)	(17)%
Gross profit	323	478	(155)	(32)%
Operating income	280	216	64	30%
Income (loss) before income tax	91	(14)	105	750%
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$230	$265	$(35)	(13)%
Forest Products Resins	184	182	2	1%
Corporate and Other	(50)	(54)	4	7%
Total	$364	$393	$(29)	(7)%

•
Net Sales—Net sales for the first nine months of 2016 were $2.7 billion, a decrease of 17% compared with $3.2 billion in the first nine months of 2015. The decline in net sales was primarily driven by continued lower oil and raw material prices, which has led to lower demand and volumes in our oilfield business and an overall reduction in selling prices across many of our businesses due to the pass through of raw material cost reductions to our customers. The absence of net sales from our PAC Business in the third quarter of 2016, due to the sale of this business in the second quarter of 2016, further contributed $99 to the overall decrease. Additionally, the continued economic downturn in Brazil negatively impacted volumes in our Latin American forest products resins business. These decreases were partially offset by increases in our specialty epoxy business, driven by increased demand in the Chinese and European wind energy markets. Lastly, the strengthening of the U.S. dollar against most other currencies continued to negatively impact our results. On a constant currency basis, net sales would have decreased by 15%.

•
Segment EBITDA—For the first nine months of 2016, Segment EBITDA was $364, a decrease of 7% compared with $393 in the first nine months of 2015. The reduction in Segment EBITDA was primarily driven by volume decreases in our oilfield and Latin American forest products resins business and margin decreases in our base epoxy business and $15 due to the absence of the PAC business and HAI from our third quarter 2016 results. These reductions were partially offset by growth in our specialty epoxy business, cost efficiencies related to our new North American formaldehyde plants and the rationalization at our Norco, LA manufacturing facility and increases in raw materiality productivity across many of our businesses. Additionally, the strengthening of the U.S. dollar against most other currencies negatively impacted our Segment EBITDA results. On a constant currency basis, Segment EBITDA would have decreased by 5%.

•
Sale of PAC Business—In May 2016, we completed the sale of our Performance Adhesives, Powder Coatings, Additives & Acrylic Coatings and Monomers businesses (“PAC Business”) to Synthomer plc (the “Buyer”) for a purchase price of approximately $226, less approximately $6 relating to liabilities, net of cash and estimated working capital, that transferred to the Buyer as part of the Purchase Agreement.

•
Sale of HAI Joint Venture Interest—In May 2016, we sold our 50% interest in HA-International, LLC (“HAI”), a joint venture serving the North American foundry industry, to our joint venture partner HA-USA, Inc for a purchase price of $136, which includes $2 representing our 50% share of HAI’s cash balance at closing. HAI continues a strategic sourcing arrangement with our Louisville, KY site.

•
Restructuring and Cost Reduction Programs—In the first nine months of 2016, we have achieved $17 in cost savings related to our ongoing productivity and cost reduction programs. As of September 30, 2016, we have approximately $37 of total in-process cost savings related to these programs, the majority of which we expect to be achieved over the next 12 to 18 months.

•
Norco, LA Facility Rationalization—One of the above identified cost reduction projects is a planned facility rationalization at our Norco, LA manufacturing facility, where we ceased production during the second quarter of 2016. We anticipate that this facility rationalization will generate approximately $20 in annual cost savings once completed. As a result, the estimated useful lives of certain long-lived assets related to this facility have been shortened, and we incurred $76 of accelerated depreciation in the first nine months of 2016 related to these items. Additionally, in the third quarter of 2016, we reduced our conditional asset retirement obligation (“ARO”) related to certain contractually obligated future demolition, decontamination and repair costs associated with this facility by $11 due primarily to a reduction in the scope of expected future demolition. We expect these liabilities will result in cash outflows over the next approximately 12 to 18 months.

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

Short-term Outlook
During the remainder of 2016 and into 2017, we expect demand in our North American Forest products resins business to continue to improve due to modest year-over-year growth in U.S. housing starts. Additionally, we expect the incremental capacity created by the newly completed formaldehyde plants in North America to drive volume increases in this business in the remainder of 2016 and going forward. We expect these increases to be partially offset by weak demand in Latin America, driven by the Brazilian economic downturn, which will continue to negatively impact our Latin American forest products resins business.
While we anticipate flat demand in Europe, we expect volumes in our European versatic acids business to continue to improve from the resolution of the supplier disruption that impacted these businesses during the first half of 2015. We also expect our phenolic resins business to continue to benefit from the acquisition of the remaining 50% of our previous Chinese joint venture. Additionally, although the wind energy market in China remains strong, we anticipate slower demand and some volatility in our epoxy specialty business during the remainder of the year and into 2017. Lastly, we expect our base epoxy business to continue to benefit from our restructuring initiatives, but remain below historical levels of profitability due to an extremely competitive market.
We expect improved results in our oilfield business due to recent cost actions, but also expect demand to remain depressed in this business into 2017. Given the current economic conditions in the oil and gas markets, we regularly monitor the carrying value of assets in our oilfield business. In addition, we expect raw material price volatility to continue into 2017, as a substantial number of our raw material inputs are petroleum-based and their prices fluctuate with the price of oil.
Lastly, we anticipate that a strong U.S. dollar could continue to pressure our results.
Matters Impacting Comparability of Results
Dispositions of PAC Business and HAI Joint Venture Interest
As discussed above, during the second quarter of 2016, we completed the sales of both our PAC Business and our 50% interest in the HAI joint venture. As a result, when comparing 2016 to 2015, our results in the third quarter of 2016 exclude these divested businesses, while our results in the third quarter of 2015 include net sales of $99 and Segment EBITDA of $15 related to these divested businesses.
Raw Material Prices
Raw materials comprise approximately 70% of our cost of sales. The three largest raw materials used in our production processes are phenol, methanol and urea. These materials represent about half of our total raw material costs. Fluctuations in energy costs, such as volatility in the price of crude oil and related petrochemical products, as well as the cost of natural gas have historically caused volatility in our raw material and utility costs. The average price of phenol, methanol, and urea decreased by approximately 1%, 36% and 31%, respectively, in the first nine months of 2016 compared to the first nine months of 2015. The impact of passing through raw material price changes to customers can result in significant variances in sales comparisons from year to year.
Supplier Disruption
From late 2014 through July 2015, our European versatic acids and dispersions businesses were negatively impacted by a supplier disruption beginning in late 2014. The disruption had negative impacts of $13 and $22 on Segment EBITDA for our Epoxy, Phenolic and Coating Resins segment in the first nine months of 2016 and 2015, respectively. We recorded insurance recoveries of $14 and $25 in the first nine months of 2016 and 2015, respectively, for a portion of these losses, and we continue to proactively pursue additional recoveries. Timing differences between the negative impacts of the disruption and the related insurance recoveries can result in variances in Segment EBITDA comparisons from year to year.
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

Results of Operations
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2016		2015
	$	% of Net Sales	$	% of Net Sales
Net sales	$819	100%	$1,065	100%
Cost of sales	680	83%	905	85%
Accelerated depreciation	21	3%	—	—%
Gross profit	118	14%	160	15%
Selling, general and administrative expense	69	8%	71	7%
Business realignment (income) costs	(3)	—%	3	—%
Other operating expense, net	7	1%	12	1%
Operating income	45	5%	74	7%
Interest expense, net	76	9%	84	8%
Gain on extinguishment of debt	(3)	—%	(14)	(1)%
Other non-operating expense, net	2	—%	—	—%
Total non-operating expense	75	9%	70	7%
(Loss) income before income tax and earnings from unconsolidated entities	(30)	(4)%	4	—%
Income tax expense	16	2%	1	—%
(Loss) income before earnings from unconsolidated entities	(46)	(6)%	3	—%
(Losses) earnings from unconsolidated entities, net of taxes	(1)	—%	4	—%
Net (loss) income	$(47)	(6)%	$7	—%
Other comprehensive income (loss)	$7		$(24)
Three Months Ended September 30, 2016 vs. Three Months Ended September 30, 2015
Net Sales
In the third quarter of 2016, net sales decreased by $246, or 23%, compared to the third quarter of 2015. Pricing negatively impacted net sales by $115 due primarily to raw material price decreases passed through to customers in most of our businesses. The disposition of our PAC Business in the second quarter of 2016 negatively impacted net sales by $99. Volume decreases negatively impacted net sales by $26, and were primarily driven by reduced volumes in our oilfield business, which was the result of lower natural gas and oil drilling activity caused by lower oil prices. Also contributing to the overall volume decrease were volume reductions in our epoxy specialty business due primarily to the timing of wind energy installations. These decreases were partially offset by volume increases from our new North American formaldehyde plants, as well as higher volumes in our phenolic specialty resins business, largely driven by the ramp up of our Chinese business. In addition, foreign currency translation negatively impacted net sales by $6, primarily as a result of the strengthening of the U.S. dollar against the Canadian dollar and Chinese yuan in the third quarter of 2016 compared to the third quarter of 2015.
Gross Profit
In the third quarter of 2016, gross profit decreased by $42 compared to the third quarter of 2015, primarily due to accelerated depreciation of $21 recorded in the third quarter of 2016 related to the indefinite idling of two manufacturing facilities in our oilfield business. Excluding this accelerated depreciation, gross profit decreased by $21, and as a percentage of sales, gross profit increased by 2%. The increase in gross profit percentage was primarily due to favorable raw material deflation and raw material productivity initiatives.
Operating Income
In the third quarter of 2016, operating income decreased by $29 compared to the third quarter of 2015, primarily due to the decrease in gross profit of $42 discussed above. This overall decrease in operating income was partially offset by a decrease in business realignment costs of $6. This decrease was primarily due to an $11 reduction in an ARO liability related to our Norco plant closure, which was driven by a reduction in future estimated demolition costs, and was partially offset by additional one-time closure expenses in the third quarter of 2016. Operating income was also positively impacted by a decrease of $5 in other operating expense, primarily due to an increase in realized and unrealized foreign currency transaction gains, and decreases in selling, general and administrative expense of $2. The decrease in selling, general and administrative expense was due primarily to lower compensation and benefits expense, driven by our recent cost savings and productivity actions, as well as the sale of our PAC Business in the second quarter of 2016. These decreases were partially offset by lower insurance recoveries in the third quarter of 2016 related to the supplier disruption in our European versatic acids business.

Non-Operating Expense
In the third quarter of 2016, total non-operating expense increased by $5 compared to the third quarter of 2015. This was primarily due to lower gains on debt extinguishment of $11, as well as an increase of $2 in other non-operating expense, primarily due to increased realized and unrealized derivative and foreign currency transaction gains. The overall increase in non-operating expense was partially offset by a decrease of $8 in interest expense, driven by lower average debt levels.
Income Tax Expense

The effective tax rate was (53)% and 25% for the third quarter of 2016 and 2015, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and losses among the various jurisdictions in which we operate, as well as the recording of an income tax contingency liability related to ongoing foreign jurisdictional matters. The effective tax rates were also impacted by operating gains and losses generated in jurisdictions where no tax expense or benefit was recognized due to the maintenance of a full valuation allowance.

For the third quarter of 2016 and 2015, income tax expense relates primarily to income from certain foreign operations. Additionally, in the third quarter of 2016, the Company recorded an income tax contingency liability related to ongoing foreign jurisdictional matters. In 2016 and 2015, losses in the United States and certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to the maintenance of a full valuation allowance.
Other Comprehensive Income (Loss)
For the third quarter of 2016, other comprehensive income of $7 relates to the positive impact of foreign currency, primarily due to the strengthening of the euro against the U.S. dollar.
For the third quarter of 2015, foreign currency translation negatively impacted other comprehensive loss by $24, primarily due to the strengthening of the U.S. dollar against the euro and Brazilian real.

	Nine Months Ended September 30,
	2016		2015
	$	% of Net Sales	$	% of Net Sales
Net sales	$2,680	100%	$3,231	100%
Cost of sales	2,230	83%	2,753	85%
Accelerated depreciation	127	5%	—	—%
Gross profit	323	12%	478	15%
Selling, general and administrative expense	235	9%	229	7%
Gain on dispositions	(240)	(9)%	—	—%
Business realignment costs	42	2%	11	—%
Other operating expense, net	6	—%	22	1%
Operating income	280	10%	216	7%
Interest expense, net	235	9%	245	8%
Gain on extinguishment of debt	(47)	(2)%	(14)	—%
Other non-operating expense (income), net	1	—%	(1)	—%
Total non-operating expense	189	7%	230	8%
Income (loss) before income tax and earnings from unconsolidated entities	91	3%	(14)	—%
Income tax expense	40	1%	28	1%
Income (loss) before earnings from unconsolidated entities	51	2%	(42)	(1)%
Earnings from unconsolidated entities, net of taxes	8	—%	13	—%
Net income (loss)	$59	2%	$(29)	(1)%
Other comprehensive income (loss)	$7		$(73)

Nine Months Ended September 30, 2016 vs. Nine Months Ended September 30, 2015
Net Sales
In the first nine months of 2016, net sales decreased by $551, or 17%, compared to the first nine months of 2015. Pricing negatively impacted net sales by $306 due primarily to raw material price decreases passed through to customers in most of our businesses. The disposition of our PAC Business in the second quarter of 2016 negatively impacted net sales by $99. Volume decreases negatively impacted net sales by $79, and were primarily driven by reduced volumes in our oilfield business, which were the result of lower natural gas and oil drilling activity caused by lower oil prices. Also contributing to the overall volume decrease were volume reductions in our Latin American forest products resins business due to the continued economic downturn in Brazil. These decreases were partially offset by higher volumes in our epoxy specialty business, which were driven by strong demand in the Chinese and European wind energy markets. In addition, foreign currency translation negatively impacted net sales by $67, primarily as a result of the strengthening of the U.S. dollar against the Brazilian real, Chinese yuan and euro in the first nine months of 2016 compared to the first nine months of 2015.
Gross Profit
In the first nine months of 2016, gross profit decreased by $155 compared to the first nine months of 2015, primarily due to accelerated depreciation of $127 recorded in the first nine months of 2016 related to our Norco, LA facility rationalization and the indefinite idling of two manufacturing facilities in our oilfield business. Excluding this accelerated depreciation, gross profit decreased by $28, and as a percentage of sales, gross profit increased by 2%. The increase in gross profit percentage was primarily due to favorable raw material deflation and raw material productivity initiatives.
Operating Income
In the first nine months of 2016, operating income increased by $64 compared to the first nine months of 2015, primarily due to gains of $240 in the second quarter 2016 related to the sale of our PAC Business and our ownership interest in the HAI joint venture. Also contributing to the increase in operating income was a decrease of $16 in other operating expense, primarily due to a decrease in realized and unrealized foreign currency transaction losses. The overall increase in operating income was partially offset by the decrease in gross profit of $155 discussed above, increases in business realignment costs of $31 and increases in selling, general and administrative expense of $6. The increase in business realignment costs was largely due to one-time closure expenses related to our Norco, LA facility rationalization, primarily consisting of charges related to the early termination of certain contracts for utilities, site services and raw materials. The increase in selling, general and administrative expense was due primarily to costs related to the sale of our PAC Business and lower insurance recoveries in the first nine months of 2016 related to the supplier disruption in our European versatic acids business, partially offset by lower compensation and benefits expense driven by our recent cost savings and productivity actions.
Non-Operating Expense
In the first nine months of 2016, total non-operating expense decreased by $41 compared to the first nine months of 2015. This was primarily due to higher gains on debt extinguishment of $33 in the first nine months of 2016, as well as a decrease of $10 in interest expense, driven by lower average debt levels. The overall decrease in non-operating expense was partially offset by an increase of $2 in other non-operating expense, primarily due to increased realized and unrealized derivative and foreign currency transaction losses.
Income Tax Expense

The effective tax rate was 44% and (200)% for the first nine months of 2016 and 2015, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and losses among the various jurisdictions in which we operate, as well as the recording of an income tax contingency liability related to ongoing foreign jurisdictional matters. The effective tax rates were also impacted by operating gains and losses generated in jurisdictions where no tax expense or benefit was recognized due to the maintenance of a full valuation allowance.

For the first nine months of 2016 and 2015, income tax expense relates primarily to income from certain foreign operations. In the third quarter of 2016, the Company recorded an income tax contingency liability related to ongoing foreign jurisdictional matters. In 2016, the income tax expense related to the gain on dispositions was substantially reduced by net operating loss utilization, which was offset by a decrease to the respective valuation allowances. In 2015, losses in the United States and certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to the maintenance of a full valuation allowance.
Other Comprehensive Income (Loss)
For the first nine months of 2016, other comprehensive income of $7 relates to an $8 positive impact of foreign currency, primarily due to the strengthening of the euro, Brazilian real and Canadian dollar against the U.S. dollar, partially offset by $1 of amortization of prior service costs on defined benefit pension and postretirement benefits.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Sales (1):
Epoxy, Phenolic and Coating Resins	$476	$669	$1,664	$2,026
Forest Products Resins	343	396	1,016	1,205
Total	$819	$1,065	$2,680	$3,231

Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$64	$92	$230	$265
Forest Products Resins	65	59	184	182
Corporate and Other	(17)	(18)	(50)	(54)
Total	$112	$133	$364	$393
(1)     Intersegment sales are not significant and, as such, are eliminated within the selling segment.
Three Months Ended September 30, 2016 vs. Three Months Ended September 30, 2015 Segment Results
Following is an analysis of the percentage change in net sales by segment from the three months ended September 30, 2015 to the three months ended September 30, 2016:

	Volume	Price/Mix	Currency Translation	Impact of Dispositions	Total
Epoxy, Phenolic and Coating Resins	(4)%	(9)%	(1)%	(15)%	(29)%
Forest Products Resins	1%	(14)%	—%	—%	(13)%
Epoxy, Phenolic and Coating Resins
Net sales in the third quarter of 2016 decreased by $193, or 29%, when compared to the third quarter of 2015. The disposition of our PAC Business in the second quarter of 2016 negatively impacted net sales by $99. Pricing negatively impacted net sales by $58, due primarily to raw material price decreases passed through to customers in most of our businesses. Lower volumes negatively impacted net sales by $30, which were primarily driven by continued decreases in volumes within our oilfield business, as well as volume decreases in our epoxy specialty business due to the timing of wind energy installations. These decreases were partially offset by higher volumes in our phenolic specialty resins business, largely driven by the ramp up of our Chinese business. Foreign exchange translation negatively impacted net sales by $6, due primarily to the strengthening of the U.S. dollar against the Canadian dollar and Chinese yuan in the third quarter of 2016 compared to the third quarter of 2015.
Segment EBITDA in the third quarter of 2016 decreased by $28, to $64, compared to the third quarter of 2015. The impact of the disposition of our PAC Business and HAI joint venture interest in the second quarter of 2016 contributed $15 to this decrease. The remaining decrease was primarily due to the declines in our oilfield business discussed above, as well as lower margins in our base epoxy business due to increased imports and aggressive domestic competition. These decreases were partially offset by cost reductions related to the rationalization at our Norco, LA manufacturing facility.
Forest Products Resins
Net sales in the third quarter of 2016 decreased by $53, or 13%, when compared to the third quarter of 2015. Pricing negatively impacted net sales by $57, which was primarily due to raw material price decreases contractually passed through to customers across many of our businesses. Volumes positively impacted net sales by $4, and were primarily driven by our new North American formaldehyde plants, partially offset by weaker demand in our Latin American forest products resins business as a result of the continued economic downturn in Brazil. The impact of foreign exchange translation was flat in the third quarter of 2016 compared to the third quarter of 2015.
Segment EBITDA in the third quarter of 2016 increased by $6, to $65, compared to the third quarter of 2015. This increase was primarily due to increased volumes and cost efficiencies associated with our new North American formaldehyde plants, as well as increased raw material productivity, and was partially offset by unfavorable raw material lead/lag.

Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions, unallocated foreign exchange gains and losses and legacy company costs not allocated to continuing segments. Corporate and Other charges in the third quarter of 2016 decreased by $1 compared to the third quarter of 2015, due primarily to lower compensation and benefits expense driven by our recent cost savings actions.
Nine Months Ended September 30, 2016 vs. Nine Months Ended September 30, 2015 Segment Results
Following is an analysis of the percentage change in sales by segment from the nine months ended September 30, 2015 to the nine months ended September 30, 2016:

	Volume	Price/Mix	Currency Translation	Impact of Dispositions	Total
Epoxy, Phenolic and Coating Resins	(3)%	(9)%	(1)%	(5)%	(18)%
Forest Products Resins	(3)%	(10)%	(3)%	—%	(16)%
Epoxy, Phenolic and Coating Resins
Net sales in the first nine months of 2016 decreased by $362, or 18%, when compared to the first nine months of 2015. Pricing negatively impacted net sales by $186 due primarily to raw material price decreases passed through to customers in most of our businesses. The disposition of our PAC Business in the second quarter of 2016 negatively impacted net sales by $99. Lower volumes negatively impacted net sales by $50, which were primarily driven by continued decreases in volumes within our oilfield business, as well as volume decreases in our base epoxy business due to increased competition. These decreases were partially offset by higher volumes in our epoxy specialty business, which were driven by strong demand in the Chinese and European wind energy markets. Foreign exchange translation negatively impacted net sales by $27, primarily due to the strengthening of the U.S. dollar against the Canadian dollar, the Chinese yuan and the euro in the first nine months of 2016 compared to the first nine months of 2015.
Segment EBITDA in the first nine months of 2016 decreased by $35, to $230, compared to the first nine months of 2015. The impact of the 2016 dispositions of our PAC business and HAI joint venture interest contributed to $15 of this decrease. The remaining decrease was primarily due to the declines in our oilfield and base epoxy businesses discussed above. These decreases were partially offset by the growth in our epoxy specialty business discussed above, combined with margin expansion in our versatic acids business and cost reductions related to the rationalization at our Norco, LA manufacturing facility.
Forest Products Resins
Net sales in the first nine months of 2016 decreased by $189, or 16%, when compared to the first nine months of 2015. Pricing negatively impacted net sales by $120, which was primarily due to raw material price decreases contractually passed through to customers across many of our businesses. Lower volumes negatively impacted net sales by $29, and were primarily driven by weaker demand in our Latin American forest products resins business as a result of the continued economic downturn in Brazil, as well as volume decreases within our North American formaldehyde business due to the scheduled downtime of a large customer in the first quarter of 2016. Additionally, a decrease in oil prices, and the associated reduction in natural gas and oil drilling activity, further contributed to the decrease in volumes. These decreases were partially offset by volume increases in certain industrial markets within our European forest products business. Foreign exchange translation negatively impacted net sales by $40, primarily due to the strengthening of the U.S. dollar against the Brazilian real, Canadian dollar and the euro in the first nine months of 2016 compared to the first nine months of 2015.
Segment EBITDA in the first nine months of 2016 increased by $2, to $184, compared to the first nine months of 2015. This increase was primarily due to increased volumes and cost efficiencies associated with our new North American formaldehyde plants, as well as increased raw material productivity
Corporate and Other
Corporate and Other charges decreased by $4 compared to the first nine months of 2015, due primarily to lower compensation and benefits expense driven by our recent cost savings actions.

Reconciliation of Segment EBITDA to Net (Loss) Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$64	$92	$230	$265
Forest Products Resins	65	59	184	182
Corporate and Other	(17)	(18)	(50)	(54)
Total	$112	$133	$364	$393

Reconciliation:
Items not included in Segment EBITDA:
Business realignment income (costs)	$3	$(3)	$(42)	$(11)
Gain on dispositions	—	—	240	—
Gain on extinguishment of debt	3	14	47	14
Realized and unrealized foreign currency (losses) gains	(6)	(14)	3	(17)
Other	(16)	(4)	(50)	(33)
Total adjustments	(16)	(7)	198	(47)
Interest expense, net	(76)	(84)	(235)	(245)
Income tax expense	(16)	(1)	(40)	(28)
Depreciation and amortization	(30)	(34)	(101)	(102)
Accelerated depreciation	(21)	—	(127)	—
Net (loss) income	$(47)	$7	$59	$(29)

Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses. For the three and nine months ended September 30, 2016, these items primarily include certain professional fees related to strategic projects and expenses from retention programs. For the three and nine months ended September 30, 2015, these items primarily include expenses from retention programs, losses on the disposal of assets and certain professional fees related to strategic projects. Business realignment costs for the three and nine months ended September 30, 2016 include costs related to the planned facility rationalization within our Epoxy, Phenolic and Coating Resins segment and costs related to certain in-process cost reduction programs. Business realignment costs for the three and nine months ended September 30, 2015 include costs related to certain in-process cost reduction programs.
Liquidity and Capital Resources
We are a highly leveraged company. Our primary sources of liquidity are cash flows generated from operations and availability under the ABL Facility. In addition, during 2016 we have sold certain non-core assets that have generated proceeds that can be reinvested in the business. Our primary liquidity requirements are interest, working capital, capital expenditures and cost savings restructuring initiatives.

At September 30, 2016, we had $3,544 of outstanding debt and $496 in liquidity consisting of the following:

•	$126 of unrestricted cash and cash equivalents (of which $77 is maintained in foreign jurisdictions);

•	$324 of borrowings available under our ABL Facility ($360 borrowing base less $36 of outstanding letters of credit); and

•	$46 of time drafts and borrowings available under credit facilities at certain international subsidiaries
Our net working capital (defined as accounts receivable and inventories less accounts payable) at September 30, 2016 and December 31, 2015 was $506 and $356, respectively. A summary of the components of our net working capital as of September 30, 2016 and December 31, 2015 is as follows:

	September 30, 2016	% of LTM Net Sales	December 31, 2015	% of LTM Net Sales
Accounts receivable	$498	15%	$428	11%
Inventories	319	10%	279	7%
Accounts payable	(311)	(10)%	(351)	(9)%
Net working capital (1)	$506	15%	$356	9%

(1)	The components of net working capital and percentage of LTM Net Sales at both September 30, 2016 and December 31, 2015 exclude net working capital and net sales related to the PAC Business.

The increase in net working capital of $150 from December 31, 2015 was primarily due to increases in accounts receivable of $70 and inventory of $40. Both of these increases were primarily the result of increased volumes in the third quarter of 2016 compared to the fourth quarter of 2015 due largely to seasonality. Net working capital also increased due to a decrease in accounts payable of $40, largely related to continued raw material price deflation and the timing of vendor payments. To minimize the impact of seasonal changes in net working capital on cash flows, we continue to review inventory safety stock levels, focus on accelerating receivable collections by offering incentives to customers to encourage early payment or through the sale of receivables at a discount and negotiate with vendors to contractually extend payment terms whenever possible.
We periodically borrow from the ABL Facility to support our short-term liquidity requirements, particularly when net working capital requirements increase in response to the seasonality of our volumes in the summer months. As of September 30, 2016, there were no outstanding borrowings under the ABL Facility.
Depending upon market, pricing and other conditions, including the current state of the high yield bond market, as well as our cash balances and available liquidity, we or our affiliates, may seek to acquire additional notes or other indebtedness of the Company through open market purchases, privately negotiated transactions, tender offers, redemption or otherwise, upon such terms and at such prices as we or our affiliates may determine (or as may be provided for in the indentures governing the notes), for cash or other consideration. We expect to have adequate liquidity to fund our ongoing operations for the next twelve months from cash on our balance sheet, cash flows provided by operating activities and amounts available for borrowings under our credit facilities.
2016 Debt Transactions

During the first nine months of 2016, we repurchased $235 of our 8.875% Senior Secured Notes due 2018 on the open market for cash of $187. These transactions resulted in a gain of $47, which represents the difference between the carrying value of the repurchased debt and the cash paid for the repurchases, less the proportionate amount of unamortized deferred financing fees and debt discounts that were written off in conjunction with the repurchases. These transactions are collectively referred to as the “2016 Debt Transactions”.
Debt Maturities

Our 8.875% Senior Secured Notes come due in full in February 2018. If the outstanding balance of these notes is greater than $50 as of November 2, 2017, our ABL Facility, which matures in March 2018, will accelerate and become immediately due and payable. While there can be no certainty with respect to timing, we expect to address the term of our ABL Facility and the remaining outstanding balance of our 8.875% Senior Secured Notes in advance of the maturity date of these notes and any potential acceleration of the ABL Facility and we expect that certain of such actions will be taken prior to the filing of our 2016 Form 10-K. The timing and amount of these transactions is dependent upon our ability to access the credit markets, conditions in the credit markets, cash generated from operations and the potential execution of additional alternatives we have available including the possible sales of certain non-core assets to raise additional funds. While we have been successful in accessing the credit markets on terms and in amounts adequate to meet our objectives in the past, and we are confident in our ability to execute these alternatives successfully, there can be no assurance that any of these outcomes will materialize on acceptable terms or at all. If we are unable to successfully address the remaining balance of our 8.875% Senior Secured Notes or extend our ABL, the maturing of these obligations could have a material adverse impact.

Sources and Uses of Cash
Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
	2016	2015
Sources (uses) of cash:
Operating activities	$(131)	$66
Investing activities	223	(114)
Financing activities	(195)	88
Effect of exchange rates on cash flow	1	(9)
Net (decrease) increase in cash and cash equivalents	$(102)	$31
Operating Activities
In the first nine months of 2016, operations used $131 of cash. Net income of $59 included $93 of net non-cash income items, primarily consisting of gains on dispositions of $240 related to the HAI and PAC dispositions (see Notes 12 and 13 to the unaudited Condensed Consolidated Financial Statements), a gain on debt extinguishment of $47 and unrealized foreign currency gains of $40. These items were partially offset by depreciation and amortization of $101, accelerated depreciation of $127 and $3 of deferred tax expense. Net working capital used $155, which was driven by increases in accounts receivable and inventories and decreases in accounts payable in the first nine months of 2016, due primarily to the seasonality of our businesses and the timing of vendor payments. Changes in other assets and liabilities and income taxes payable provided $58 due to the timing of when items were expensed versus paid, which primarily included interest expense, employee retention programs, restructuring reserves, incentive compensation, pension plan contributions and taxes.

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
Investing Activities
In the first nine months of 2016, investing activities provided $223 of cash, primarily driven by net cash proceeds of $326 related to the HAI and PAC dispositions and cash received on the HAI buyer’s note. These items were partially offset by capital expenditures (including capitalized interest) of $92 and an increase in restricted cash of $11.
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
Financing Activities
In the first nine months of 2016, financing activities used $195 of cash. Net short-term debt repayments were $13 and net long-term debt repayments were $182. Our long-term debt repayments primarily consisted of $187 used to repurchase a portion of our 8.875% Senior Secured Notes due 2018 on the open market.
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
The ABL Facility, which is subject to a borrowing base, does not have any financial maintenance covenant other than a minimum fixed charge coverage ratio of 1.0 to 1.0 that would only apply if our availability under the ABL Facility at any time is less than the greater of (a) $40 and (b) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time. The fixed charge coverage ratio under the credit agreement governing the ABL Facility is generally defined as the ratio of (a) Adjusted EBITDA minus non-financed capital expenditures and cash taxes to (b) debt service plus cash interest expense plus certain restricted payments, each measured on an LTM basis. At September 30, 2016, our availability under the ABL Facility exceeded such levels; therefore, the minimum fixed charge covenant ratio did not apply. As of September 30, 2016, we were in compliance with all covenants that govern the ABL Facility. We do not believe that a covenant default under the ABL Facility is reasonably likely to occur in the foreseeable future.

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

September 30, 2016
LTM Period
Net income	$49
Income tax expense	46
Interest expense, net	316
Depreciation and amortization	136
Accelerated depreciation	128
EBITDA	675
Adjustments to EBITDA:
Asset impairments	6
Business realignment costs (1)	46
Realized and unrealized foreign currency gains	(11)
Gain on dispositions	(240)
Gain on extinguishment of debt	(73)
Unrealized gain on pension and postretirement benefits (2)	(13)
Other (3)	53
Cost reduction programs savings (4)	37
Adjustment for PAC and HAI dispositions (5)	(37)
Adjusted EBITDA	443
Pro forma fixed charges (6)	$284
Ratio of Adjusted EBITDA to Fixed Charges (7)	1.56

(1)
Primarily represents costs related to the planned facility rationalization within the Epoxy, Phenolic and Coating Resins segment, as well as headcount reduction expenses and plant rationalization costs related to cost reduction programs, termination costs, and other costs associated with business realignments.

(2)	Represents non-cash gains resulting from pension and postretirement benefit plan liability remeasurements.

(3)
Primarily includes certain professional fees related to strategic projects, retention program costs, business optimization expenses and management fees, partially offset by gains on the disposal of assets.

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

(5)	Represents pro forma LTM Adjusted EBITDA impact of the PAC and HAI dispositions, which both occurred during the second quarter of 2016.

(6)	Reflects pro forma interest expense based on interest rates at September 30, 2016, as if the 2016 Debt Transactions had taken place at the beginning of the period.

(7)
The Company’s ability to incur additional indebtedness, among other actions, is restricted under the indentures governing certain notes, unless the Company has an Adjusted EBITDA to Fixed Charges ratio of 2.0 to 1.0. As of September 30, 2016, we did not satisfy this test. As a result, we are subject to restrictions on our ability to incur additional indebtedness and to make investments; however, there are exceptions to these restrictions, including exceptions that permit indebtedness under our ABL Facility (available borrowings of which were $324 at September 30, 2016).

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

In August 2016, the FASB issued Accounting Standards Board Update No. 2016-15: Statement of Cash Flows (Topic 230) (“ASU 2016-15”) as part of the FASB simplification initiative. ASU 2016-15 provides guidance on treatment in the statement of cash flows for eight specific cash flow topics, with the objective of reducing existing diversity in practice. Of the eight cash flow topics addressed in the new guidance, the topics expected to have an impact on us include debt prepayment or debt extinguishment costs, proceeds from the settlement of insurance claims, treatment of restricted cash and distributions received from equity method investees. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period, and early adoption is permitted. We are currently assessing the potential impact of ASU 2016-15 on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no material developments during the first nine months of 2016 on the matters we have previously disclosed about quantitative and qualitative market risk in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2016. Based upon that evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2016.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Item 1.	Legal Proceedings
EPA Risk Management Plan Inspection
In December 2013, the USEPA conducted an inspection at one of our U.S. manufacturing facilities, which identified alleged violations of USEPA’s Risk Management Plan regulations. The Company entered into a Consent Agreement and Final Order with USEPA effective September 22, 2016 that resolved the matter for a payment of less than $100,000.

Item 1A.	Risk Factors
There have been no material changes during the first nine months of 2016 in the risk factors that were included in our Annual Report on Form 10-K for the year ended December 31, 2015.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
This item is not applicable to the registrant.

Item 5.	Other Information

On November 11, 2016, the Compensation Committee of the Board of Managers (the “Compensation Committee”) of Hexion Holdings LLC, the indirect parent company of Hexion Inc. (the “Company”), approved the form of a 2016 Cash-Based Long-Term Incentive Award Agreement (the “Award Agreement”) for awards to be made to employees of the Company, including the Company’s named executive officers, pursuant to the Momentive Performance Materials Holdings LLC Long-Term Cash Incentive Plan (the “Plan”). The Plan is a long-term cash incentive plan that rewards employees with additional cash compensation for the achievement of performance-based targets or for continued employment with the Company or one of the Company’s subsidiaries.

The foregoing description is qualified by reference to the Award Agreement, which is filed as an exhibit to this Quarterly Report on Form 10-Q and incorporated herein by reference.
Item 6.    Exhibits

10.1 †	Form of 2016 Cash-Based Long-Term Incentive Award Agreement

31.1	Rule 13a-14 Certifications:

(a) Certificate of the Chief Executive Officer

(b) Certificate of the Chief Financial Officer

32.1	Section 1350 Certifications

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

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

HEXION INC.

Date:	November 14, 2016	/s/ George F. Knight
George F. Knight
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)