Form 10-K
period 2016-12-31
HEXION INC.
filed 2017-03-08
CIK 13239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
FORM 10-K
 _____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
At December 31, 2016, the aggregate market value of voting and non-voting common equity of the Registrant held by non-affiliates was zero.
Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on March 1, 2017: 82,556,847
Documents incorporated by reference. None

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
Our business is organized based on the products we offer and the markets we serve. At December 31, 2016, we had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins.
Products and Markets
We have a broad range of thermoset resin technologies, with high quality research, applications development and technical service capabilities. We provide a broad array of thermosets and associated technologies, and have significant market positions in each of the key markets that we serve.
Our products are used in thousands of applications and are sold into diverse markets, such as forest products, architectural and industrial paints, packaging, consumer products, composites and automotive coatings. Major industry sectors that we serve include industrial/marine, construction, consumer/durable goods, automotive, wind energy, aviation, electronics, architectural, civil engineering, repair/remodeling and oil and gas field support. The diversity of our products limits our dependence on any one market or end-use. We have a history of product innovation and success in introducing new products to new markets, as evidenced by more than 800 granted patents, the majority of which relate to the development of new products and manufacturing processes.
As of December 31, 2016, we had 55 active production sites around the world. Through our worldwide network of strategically located production facilities, we serve more than 4,200 customers in approximately 100 countries. Our position in certain additives, complementary materials and services further enables us to leverage our core thermoset technologies and provide our customers with a broad range of product solutions. As a result of our focus on innovation and a high level of technical service, we have cultivated long-standing customer relationships. Our global customers include leading companies in their respective industries, such as 3M, Akzo Nobel, BASF, Bayer, Dow, Louisiana Pacific, Monsanto, Owens Corning, PPG Industries, Valspar and Weyerhaeuser.

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
Our Businesses
The following is a discussion of our reportable segments, their corresponding major product lines and the primary end-use applications of our key products as of December 31, 2016.
Epoxy, Phenolic and Coating Resins Segment
2016 Net Sales: $2,094

Epoxy Specialty Resins
We are a leading producer of epoxy specialty resins, modifiers and curing agents in Europe and the United States with a global reach to our end markets, which include emerging regions such as China and Latin America. Epoxy resins are the fundamental component of many types of materials and are often used in the automotive, construction, wind energy, aerospace and electronics industries due to their superior adhesion, strength and durability. We internally consume approximately 30% of our liquid epoxy resin (“LER”) production in specialty composite, coating and adhesive applications, which ensures a consistent supply of our required intermediate materials. Our position in basic epoxy resins, along with our technology and service expertise, has enabled us to offer formulated specialty products in certain markets. In composites, our specialty epoxy products are used either as replacements for traditional materials such as metal, wood and ceramics, or in applications where traditional materials do not meet demanding engineering specifications.
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
Principal Competitors: Olin, Huntsman, Nan Ya, Air Products and Cytec-Solvay Group
Basic Epoxy Resins and Intermediates
We are one of the world’s largest suppliers of basic epoxy resins, such as solid epoxy resin (“SER”) and LER. These base epoxies are used in a wide variety of industrial coatings applications. In addition, we are a major producer of bisphenol-A (“BPA”) and epichlorohydrin (“ECH”), key precursors in the downstream manufacture of basic epoxy resins and epoxy specialty resins. We internally consume the majority of our BPA, and all of our ECH, which ensures a consistent supply of our required intermediate materials.

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

Products	Key Applications
CARDURA™ glycidyl ester	Automotive repair/refinishing, automotive original equipment manufacturing (“OEM”) and industrial coatings

Versatic™ Acids	Chemical intermediates (e.g., for peroxides, pharmaceuticals and agrochemicals) and adhesion promoters (e.g., for tires)

VEOVA™ vinyl ester	Architectural coatings, construction and adhesives
Principal Competitors: ExxonMobil and Hebei Shield Excellence Technology

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
We have expanded our phenolic specialty resins business in select regions where we believe there are prospects for strong long-term growth. In the second half of 2015, we acquired the remaining 50% interest in a joint venture that constructed a phenolic specialty resins manufacturing facility in China. This facility produces a full range of specialty novolac and resole phenolic resins used in a diverse range of applications, including refractories, friction and abrasives to support the growing auto and consumer markets in China, as well as exports.

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
Principal Competitors: Sumitomo (Durez), SI Group, Plenco, Dynea International, Arclin, Georgia-Pacific and Shenquan
Phenolic Encapsulated Substrates

We are a leading producer of phenolic resin encapsulated sand and ceramic substrates that are used in oil field applications. Our highly specialized compounds and resins are designed to perform well under extreme conditions, such as intense heat, high-closure stress and corrosive environments, that characterize oil and gas drilling. Our resin encapsulated proppants are also used to enhance oil and gas recovery rates and extend well life.

Products	Key Applications
Oil & Gas Stimulation Services Applications:
Resin Encapsulated Proppants	Oil and gas fracturing
Principal Competitors: Carbo Ceramics, Santrol, Preferred Sands, Patriot Proppants and Atlas Resins
Forest Products Resins Segment
2016 Net Sales: $1,344
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
In addition, we are a significant producer of formaldehyde, a key raw material used to manufacture thousands of other chemicals and products, including the manufacture of methylene diphenyl diisocyanate (“MDI”) and butanediol (“BDO”). Nearly all of our formaldehyde requirements for the production of forest products resins are provided by internal production, giving us a competitive advantage versus our non-integrated competitors.

In the second half of 2015, we completed the expansion of our forest products resins manufacturing capacity in Brazil and the construction of a new formaldehyde plant in North America. In addition, we finalized construction of an additional formaldehyde plant in North America in early 2016. This added capacity has enhanced our ability to leverage the expected long-term growth in these regions.

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

Formaldehyde Applications:
Formaldehyde
MDI, BDO, herbicides and fungicides, scavengers for oil and gas production, fabric softeners, urea formaldehyde resins, phenol formaldehyde resins, melamine formaldehyde resins, hexamine and other catalysts

Principal Competitors: Arclin, Georgia-Pacific, Huntsman, BASF, Covestro and DB Western Inc.
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
In 2016, our largest customer accounted for approximately 2% of our net sales, and our top ten customers accounted for approximately 13% of our net sales. Neither our overall business nor any of our reporting segments depends on any single customer or a particular group of customers; therefore, the loss of any single customer would not have a material adverse effect on either of our two reporting segments or the Company as a whole. Our primary customers are manufacturers, and the demand for our products is seasonal in certain of our businesses, with the highest demand in the summer months and lowest in the winter months. Therefore, the dollar amount of our backlog orders as of December 31, 2016 is not significant. Demand for our products can also be cyclical, as general economic health and industrial and commercial production levels are key drivers for our business.
International Operations
Our non-U.S. operations accounted for 60%, 60% and 57% of our sales in 2016, 2015 and 2014, respectively. While our international operations may be subject to a number of additional risks, such as exposure to foreign currency exchange risk, we do not believe that our foreign operations, on the whole, carry significantly greater risk than our operations in the United States. We plan to grow our business in the Asia-Pacific, European and Latin American markets, where the use of our products is increasing. Information about sales by geographic region for the past three years and long-lived assets by geographic region for the past two years can be found in Note 16 in Item 8 of Part II of this Annual Report on Form 10-K. More information about our methods and actions to manage exchange risk and interest rate risk can be found in Item 7A of Part II of this Annual Report on Form 10-K.
Raw Materials
Raw material costs accounted for approximately 70% of our cost of sales in 2016. In 2016, we purchased approximately $2.1 billion of raw materials. The three largest raw materials that we use are phenol, methanol and urea, which collectively represented approximately 40% of our total raw material expenditures in 2016. The majority of raw materials that we use to manufacture our products are available from more than one source, and are readily available in the open market. We have long-term purchase agreements for certain raw materials that ensure the availability of adequate supply. These agreements generally have periodic price adjustment mechanisms and do not have minimum annual purchase requirements. Smaller quantity materials that are single sourced generally have long-term supply contracts to maximize supply reliability. Prices for our main feedstocks are generally driven by underlying petrochemical benchmark prices and energy costs, which are subject to price fluctuations. Although we seek to offset increases in raw material prices with increases in our product prices, we may not always be able to do so, and there are periods when price increases lag behind raw material price increases.

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
We have over 350 scientists and technicians worldwide. Our research and development facilities include a broad range of synthesis, testing and formulating equipment and small-scale versions of customer manufacturing processes for applications development and demonstration.
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

•	EcoBind™ Resin Technology, an ultra low-emitting binder resin used to produce engineered wood products; and

•	Epi-Rez™ Epoxy Waterborne Resins, which provide for lower volatile organic compounds, reducing air emissions.
 In 2016, 2015 and 2014, our research and development and technical services expense was $59, $65 and $72, respectively ($3, $6 and $6, respectively, of these expenses relate to divested businesses). We take a customer-driven approach to discover new applications and processes and provide customer service through our technical staff. Through regular direct contact with our key customers, our research and development associates can become aware of evolving customer needs in advance, and can anticipate their requirements to more effectively plan customer programs. We also focus on continuous improvement of plant yields and production capacity and reduction of fixed costs.
Intellectual Property
As of December 31, 2016, we own, license or have rights to over 800 granted patents and over 1,200 registered trademarks, as well as various patent and trademark applications and technology licenses around the world, which we currently use or hold for use in our operations. A majority of our patents relate to developing new products and processes for manufacturing and will expire between 2017 and 2034. We renew our trademarks on a regular basis. While we view our patents and trademarks to be valuable, because of the broad scope of our products and services, we do not believe that the loss or expiration of any single patent or trademark would have a material adverse effect on our results of operations, financial position or the continuation of our business.
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

We expect to incur future costs for capital improvements and general compliance under environmental, health and safety laws, including costs to acquire, maintain and repair pollution control equipment. In 2016, we incurred related capital expenditures of $23. We estimate that capital expenditures in 2017 for environmental controls at our facilities will be between $20 and $25. This estimate is based on current regulations and other requirements, but it is possible that a material amount of capital expenditures, in addition to those we currently anticipate, could be necessary if these regulations or other requirements or other facts change.
Employees
At December 31, 2016, we had approximately 4,300 employees. Approximately 37% of our employees are members of a labor union or are represented by workers’ councils that have collective bargaining agreements, including most of our European employees. We believe that we have good relations with our union and non-union employees.
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

Risks Related to Our Business
If global economic conditions are weak or deteriorate, it will negatively impact our business operations, results of operations and financial condition.
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

•
more onerous credit and commercial terms from our suppliers such as shortening the required payment period for outstanding accounts receivable or reducing or eliminating the amount of trade credit available to us; and

•
potential delays in accessing our senior secured asset based revolving credit facility (the “ABL Facility”) or obtaining new credit facilities on terms we deem commercially reasonable or at all, and the potential inability of one or more of the financial institutions included in our syndicated ABL Facility to fulfill their funding obligations. Should a bank in our syndicated ABL Facility be unable to fund a future draw request, we could find it difficult to replace that bank in the facility.

Global economic conditions may remain volatile or deteriorate. Any weakening of economic conditions would likely exacerbate the negative effects described above, could significantly affect our liquidity which may cause us to defer needed capital expenditures, reduce research and development or other spending, defer costs to achieve productivity and synergy programs or sell assets or incur additional borrowings which may not be available or may only be available on terms significantly less advantageous than our current credit terms and could result in a wide-ranging and prolonged impact on general business conditions, thereby negatively impacting our business, results of operations and financial condition. In addition, if the global economic environment deteriorates or remains slow for an extended period of time, the fair value of our reporting units could be more adversely affected than we estimated in our analysis of reporting unit fair values at October 1, 2016. This could result in additional goodwill or other asset impairments, which could negatively impact our business, results of operations and financial condition.
Due to continued worldwide economic volatility and uncertainty, the short-term outlook for our business is difficult to predict. Although certain global markets have improved, a continued or increasing lack of consumer confidence could lead to stagnant demand for many of our products within both of our reportable segments into 2017.
Fluctuations in direct or indirect raw material costs could have an adverse impact on our business.
Raw materials costs made up approximately 70% of our cost of sales in 2016. The prices of our direct and indirect raw materials have been, and we expect them to continue to be, volatile. If the cost of direct or indirect raw materials increases significantly and we are unable to offset the increased costs with higher selling prices, our profitability will decline. Increases in prices for our products could also hurt our ability to remain both competitive and profitable in the markets in which we compete.
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
Compliance with environmental, health and safety laws and regulations, and maintenance of permits, can be costly and complex, and we have incurred and will continue to incur costs, including capital expenditures and costs associated with the issuance and maintenance of letters of credit, to comply with these requirements. In 2016, we incurred capital expenditures of $23 to comply with environmental, health and safety laws and regulations and to make other environmental improvements. If we are unable to comply with environmental, health and safety laws and regulations, or maintain our permits, we could incur substantial costs, including fines and civil or criminal sanctions, third party property damage or personal injury claims or costs associated with upgrades to our facilities or changes in our manufacturing processes in order to achieve and maintain compliance, and may also be required to halt permitted activities or operations until any necessary permits can be obtained or complied with. In addition, future developments or increasingly stringent regulations could require us to make additional unforeseen environmental expenditures, which could have a material adverse effect on our business.
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
We have been notified that we are or may be responsible for environmental remediation at a number of sites in North America, Europe and South America. We are also performing a number of voluntary cleanups. The most significant sites at which we are performing or participating in environmental remediation are sites formerly owned by us in Geismar, Louisiana and Plant City, Florida. As the result of former, current or future operations, there may be additional environmental remediation or restoration liabilities or claims of personal injury by employees or members of the public due to exposure or alleged exposure to hazardous materials in connection with our operations, properties or products. Sites sold by us in past years may have significant site closure or remediation costs and our share, if any, may be unknown to us at this time. These environmental liabilities or obligations, or any that may arise or become known to us in the future, could have a material adverse effect on our financial condition, cash flows and profitability.
Future chemical regulatory actions may decrease our profitability.
Several governmental agencies have enacted, are considering or may consider in the future, regulations that may impact our ability to sell certain chemical products in certain geographic areas. In December 2006, the European Union enacted a regulation known as REACH, which stands for Registration, Evaluation and Authorization of Chemicals. This regulation requires manufacturers, importers and consumers of certain chemicals manufactured in, or imported into, the European Union to register such chemicals and evaluate their potential impacts on human health and the environment. The implementing agency is currently in the process of determining if any chemicals should be further tested, regulated, restricted or banned from use in the European Union. In addition, the Frank R. Lautenberg Chemical Safety for the 21st Century Act (“LCSA”) was signed into law on June 22, 2016, and updates and revises the Toxic Substances Control Act. LCSA requires the implementing agency to conduct risk evaluations on high priority chemicals, which could include chemical products we manufacture. Other countries have implemented, or are considering implementation of, similar chemical regulatory programs. When fully implemented, REACH, LCSA and other similar regulatory programs may result in significant adverse market impacts on the affected chemical products. If we fail to comply with REACH, LCSA or other similar laws and regulations, we may be subject to penalties or other enforcement actions, including fines, injunctions, recalls or seizures, which would have a material adverse effect on our financial condition, cash flows and profitability.
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
Because of certain government public health agencies’ concerns regarding the potential for adverse human health effects, formaldehyde is a regulated chemical and public health agencies continue to evaluate its safety. In 2004, a division of the World Health Organization, the International Agency for Research on Cancer, or IARC, based on an alleged stronger relationship with nasopharyngeal cancer (“NPC”), reclassified formaldehyde as “carcinogenic to humans,” a higher classification than set forth in previous IARC evaluations. In 2009, the IARC determined that there is sufficient evidence in humans of a causal association between formaldehyde exposure and leukemia. In 2011, the National Toxicology Program, or NTP, within the U.S. Department of Health and Human Services, or HHS, issued its 12th Report on Carcinogens, or RoC, which lists formaldehyde as “known to be a human carcinogen.” This NTP listing was based, in part, upon certain studies reporting an increased risk of certain types of cancers, including myeloid leukemia, in individuals with higher measures of formaldehyde exposure (exposure level or duration). In December 2016, the USEPA issued its final rule on formaldehyde emissions from composite wood products that follows the 2010 Congressional legislative mandate to ensure a global level playing field for acceptance of composite wood products. Hexion’s formaldehyde technology platform is well suited to help our customers meet the regulatory requirements. The USEPA, under its Integrated Risk Information System, or IRIS, released a draft of its toxicological review of formaldehyde in 2010. This draft review states that formaldehyde meets the criteria to be described as “carcinogenic to humans” by the inhalation route of exposure based upon evidence of causal links to certain cancers, including leukemia. The National Academy of Sciences, or NAS, was requested by the the USEPA to serve as the external peer review body for the draft review. The NAS reviewed the draft IRIS toxicological review and issued a report in April 2011 that criticized the draft IRIS toxicological review and stated that the methodologies and the underlying science used in the draft IRIS review did not clearly support a conclusion of a causal link between formaldehyde exposure and leukemia. It is possible that USEPA may revise its draft IRIS toxicological review to reflect the NAS findings, including the conclusions regarding a causal link between formaldehyde exposure and leukemia. The USEPA has not yet issued a revised updated draft assessment for public review and comment. In December 2011, the conference report for the FY 2012 Omnibus Appropriations bill included a provision directing HHS to refer the NTP 12th RoC file for formaldehyde to the NAS for further review. On August 8, 2014 the NAS accepted the listing of formaldehyde as a “known human carcinogen” in the 12th RoC, with no changes recommended. According to NTP, a listing in the RoC indicates a potential hazard and does not assess cancer risks to individuals associated with exposures in their daily lives. However, the 12th RoC listing could have material adverse effects on our business. In October 2011, the European Chemical Agency (“ECHA”) publicly released for comment the “Proposal for Harmonized Classification and Labelling Based on Regulation (EC) No

1272/2008 (C.I.P. Regulation), Annex VI, Part 2, Substance Name: FORMALDEHYDE Version Number 2, Date: 28 September 2011.” The French Member State Competent Authorities proposed that formaldehyde be reclassified as a Category 1A Carcinogen and Category 2 Mutagen based upon their review of the available evidence. The proposal cited a relationship to NPC. NPC is a rare cancer of the upper respiratory tract. Following a review of the proposal, the Risk Assessment Committee of ECHA, which is made up of representatives from all EU member states, determined that there was sufficient evidence to justify the classification of formaldehyde as a Category 2 Mutagen, but that the evidence reviewed only supported the classification of formaldehyde as a Category 1B Carcinogen (described by the applicable EU regulation as “presumed to have carcinogenic potential for humans, classification is largely based on animal evidence”) rather than as a Category 1A Carcinogen (described as “known to have carcinogenic potential for humans, classification is largely based on human evidence”) as proposed by France. This new classification became effective on January 1, 2016. It is possible that new regulatory requirements could be promulgated to limit human exposure to formaldehyde, that we could incur substantial additional costs to meet any such regulatory requirements, and that there could be a reduction in demand for our formaldehyde-based products. These additional costs and reduced demand could have a material adverse effect on our operations and profitability.
BPA, which is manufactured and used as an intermediate at our Deer Park, Texas and Pernis, Netherlands manufacturing facilities, and is also sold directly to third parties, is currently under evaluation as an “endocrine disrupter.” Endocrine disrupters are chemicals that have been alleged to interact with the endocrine systems of human beings and wildlife and disrupt their normal biological processes. BPA continues to be subject to scientific, regulatory and legislative review and negative media attention. Several significant reviews on the safety of BPA were performed by prestigious regulatory and scientific bodies around the globe. These include the World Health Organization, U.S. Food and Drug Administration (“FDA”), European Food Safety Authority (“EFSA”), Japanese Research Institute of Science for Safety and Sustainability, The German Society of Toxicology and Health Canada. In January 2013, the California Environmental Protection Agency’s Office of Environmental Health Hazard Assessment (“OEHHA”) issued a notice of intent to list BPA under Proposition 65 as a developmental toxicant. If listed, manufacturers, dealers, distributors and retailers of products containing BPA would be required to warn individuals prior to exposing them to BPA unless such exposures were shown to be less than a risk-based level (the maximum allowable dose level (“MADL”)). Concurrent with its proposed listing, the OEHHA proposed establishing an MADL for BPA. The American Chemistry Council (“ACC”) has filed a lawsuit to challenge this proposed listing. On April 19, 2013, a California state court issued a preliminary injunction ordering OEHHA to remove BPA from the Proposition 65 list during the pendency of the lawsuit. OEHHA subsequently removed the listing and withdrew its MADL for BPA. On December 18, 2014, the California state court issued a ruling denying ACC’s petition to prevent to listing of BPA under Proposition 65. ACC appealed this decision and the California Court of Appeals issued a stay of OEHHA’s listing of BPA until further order of the Court. On May 7, 2015, OEHHA’s Developmental and Reproductive Toxicity Identification Committee voted to list BPA under Proposition 65 as a reproductive toxicant. OEHHA subsequently established a dermal exposure MADL of 3 ug/day. As of May 11, 2016, products containing BPA sold into California must comply with Proposition 65’s requirements. As a result, and as part of the Company’s November 2015 settlement of an Occupational Safety and Health Administration (“OSHA”) enforcement action under OSHA’s hazard communication standard, the Company’s Safety Data Sheets (SDS) have been changed to reflect the required OSHA Global Harmonized System (GHS) classification of BPA as a Category 2 reproductive toxicant and the California Proposition 65 listing. Despite these hazard designations and listings, the FDA, as noted above, is also actively engaged in the scientific and regulatory review of BPA and, in a letter submitted to OEHHA dated April 6, 2015, has reaffirmed that BPA is safe as currently permitted in FDA-regulated food contact uses and concluded that FDA’s National Center for Toxicological Research study did not support the listing of BPA as a reproductive toxicant. In December 2012, France enacted a law that bans BPA in Food Containers by 2015. Per this new law, the production, import, export, and marketing of food packaging containing BPA in direct contact with food contents was banned as of January 1, 2013 for products intended for infants less than 3 years of age, and as of January 1, 2015 for all other consumer products. However, the French Constitutional Court in September 2015 ruled that banning the manufacture and export of BPA-based food contact materials was unconstitutional. In December 2016, the French Conseil d’Etat (Supreme Administrative Court) found that the French ban did not violate EU law. In January 2015, EFSA published its final opinion on its comprehensive re-evaluation of BPA exposure and toxicity, which concluded that BPA poses no health risk to consumers of any age group (including unborn children, infants and adolescents) at currently permitted exposure levels. EFSA again confirmed this conclusion in October 2016, paving the way for enactment of an EU specific migration limit of 50 ppb in 2017. The EU Committee for Risk Assessment has adopted an opinion to change the existing harmonized classification and labeling of BPA from a category 2 reproductive Toxicant to a category 1B reproductive Toxicant. This classification change will become effective March 1, 2018. Regulatory and legislative initiatives such as these would likely result in a reduction in demand for BPA and our products containing BPA and could also result in additional liabilities as well as an increase in operating costs to meet more stringent regulations. Such increases in operating costs and/or reduction in demand could have a material adverse effect on our operations and profitability.
We manufacture resin-encapsulated sand. Because sand consists primarily of crystalline silica, potential exposure to silica particulate exists. Overexposure to crystalline silica is a recognized health hazard. OSHA proposed a new comprehensive occupational health standard for crystalline silica in August 2013, which was submitted as a draft rule to the US Office of Management and Budget in December 2015. The final rule, issued March 25, 2016, among other things, lowers the permissible occupational exposure limits to airborne crystalline silica particulate to which workers would be allowed to be exposed. We may incur additional costs to comply with the new OSHA regulation.

In addition, we sell resin-encapsulated sand (proppants) to oil and natural gas drilling operators for use in a process known as hydraulic fracturing. Drilling and hydraulic fracturing of wells is under public and governmental scrutiny due to potential environmental and physical impacts, including possible contamination of groundwater and drinking water and possible links to earthquakes. Currently, studies and reviews of hydraulic fracturing environmental impacts are underway by the USEPA, as directed by the U.S. Congress in 2010. In December 2016, USEPA released its final report on the impacts from hydraulic fracturing on drinking water resources in the U.S., finding potential impact to water resources under some circumstances. Legislation is being considered or has been adopted by various U.S. states and localities to require public disclosure of the contents of the fracking fluids and/or to further regulate oil and natural gas drilling. New laws and regulations could affect the confidential business information of fracking fluids, including those associated with our proppant technologies and the number of wells drilled by operators, decrease demand for our resin-coated sands and cause a decline in our operations and financial performance. Such a decline in demand could also increase competition and decrease pricing of our products, which could also have a negative impact on our profitability and financial performance.
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
We have significant manufacturing and other operations outside the United States. Some of these operations are in jurisdictions with unstable political or economic conditions. There are numerous inherent risks in international operations, including, but not limited to:

•	exchange controls and currency restrictions;

•	currency fluctuations and devaluations;

•	tariffs and trade barriers imposed by the current U.S. administration or foreign governments;

•	renegotiation of trade agreements by the current U.S. administration;

•	export duties and quotas;

•	changes in local economic conditions;

•	changes in laws and regulations;

•	exposure to possible expropriation or other government actions;

•	acts by national or regional banks, including the European Central Bank, to increase or restrict the availability of credit;

•	hostility from local populations;

•	diminished ability to legally enforce our contractual rights in non-U.S. countries;

•	restrictions on our ability to repatriate dividends from our subsidiaries; and

•	unsettled political conditions and possible terrorist attacks against U.S. interests.
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
In 2016, approximately 60% of our net sales originated outside the United States. In our consolidated financial statements, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period or the exchange rate at the end of that period. During times of a strengthening U.S. dollar, at a constant level of business, our reported international revenues and earnings would be reduced because the local currency would translate into fewer U.S. dollars.
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
Oil and natural gas prices have fluctuated greatly over the past several years and we anticipate that they will continue to do so. Natural gas and electricity are essential to our manufacturing processes, which are energy-intensive. Our energy costs represented approximately 4% of our total cost of sales for the year ended December 31, 2016.
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
In October 2010, we entered into the Shared Services Agreement with MPM (which, from October 1, 2010 through October 24, 2014, was a subsidiary of Hexion Holdings). The Shared Services Agreement was amended in October 2014. Under this agreement, we provide to MPM, and MPM provides to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. We have realized significant cost savings under the Shared Service Agreement, including savings related to shared services and logistics optimization, best-of-source contractual terms, procurement savings, regional site rationalization, administrative and overhead savings. The Shared Services Agreement is subject to termination by MPM (or us), without cause, on not less than thirty days prior written notice, but provides for a 12 - 14 month transition period, and expires in October 2017 (subject to one-year renewals every year thereafter, absent contrary notice from either party).
Each year, the parties review and adjust the level and extent of services provided to meet the current needs of both companies. If the Shared Services Agreement is terminated, or if the parties to the amended agreement have material disagreements with its implementation, it could have a material adverse effect on our business operations, results of operations and financial condition, as we would need to replace the services no longer being provided by MPM, and would lose a portion of the benefits being generated under the agreement at the time.

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
As of December 31, 2016, approximately 37% of our employees were unionized or represented by works councils that were covered by collective bargaining agreements. In addition, some of our employees reside in countries in which employment laws provide greater bargaining or other employee rights than the laws of the United States. These rights may require us to expend more time and money altering or amending employees’ terms of employment or making staff reductions. For example, most of our employees in Europe are represented by works councils, which generally must approve changes in conditions of employment, including restructuring initiatives and changes in salaries and benefits. A significant dispute could divert our management’s attention and otherwise hinder our ability to conduct our business or to achieve planned cost savings.
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
Our U.S. and non-U.S. defined benefit pension plans were under-funded in the aggregate by $35 and $199, respectively, as of December 31, 2016. We are legally required to make contributions to our pension plans in the future, and those contributions could be material.
In 2017, we do not expect to make any contributions to our U.S. defined benefit pension plan and we expect to contribute approximately $23 to our non-U.S. defined benefit pension plans, which we believe is sufficient to meet the minimum funding requirements as set forth in employee benefit and tax laws.
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
We could face additional income tax obligations based on tax reform proposals.
As a result of the 2016 U.S. election and ongoing activity in the U.S. Congress on tax reform proposals, there is a heightened possibility of significant changes to U.S. federal income tax laws. From time to time, legislative proposals have been introduced that, if enacted, could have a material and adverse effect on our business. Of particular interest to our business are potential changes that would impact at least some of our significant tax attributes. Those attributes include our U.S. Net Operating Losses, unremitted foreign earnings and net interest expense, all of which would be adversely impacted if unfavorable tax legislation were to be enacted. We are unable to predict when or if such legislation will be introduced, whether or not such legislation will be enacted, what specific provisions will be included or what the effective date will be, and as a result the ultimate impact on us of such legislation is uncertain.
If we fail to establish and maintain an effective internal control environment, our ability to both timely and accurately report our financial results could be adversely affected.
Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to conduct a comprehensive evaluation of their internal control over financial reporting. To comply with this statute, each year we are required to document and test our internal control over financial reporting, our management is required to assess and issue a report concerning our internal control over financial reporting.
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
On February 8, 2017, we issued $485 aggregate principal amount of 10.375% First Priority Senior Secured Notes due 2022 (the “New First Lien Notes”) and $225 aggregate principal amount of 13.75% Senior Secured Notes due 2022 (the “New Senior Secured Notes”). Upon the closing of these offerings, we satisfied and discharged our obligations under the 8.875% Senior Secured Notes due 2018 (the “Old Senior Secured Notes”) by irrevocably depositing the net proceeds from these offerings, together with cash from our balance sheet, with the trustee for the Old Senior Secured Notes for the purpose of redeeming all of our outstanding Old Senior Secured Notes, which redemption will occur on March 10, 2017. In December 2016, we amended and restated our ABL Facility, with modifications to, among other things, permit the refinancing of the Old Senior Secured Notes. In connection with the issuance of the new notes in February 2017, certain lenders under the ABL Facility provided extended revolving facility commitments in an aggregate principal amount of $350 with a maturity date of December 5, 2021 (subject to early maturity triggers), the existing commitments were terminated and the size of the ABL facility was reduced from $400 to $350. Collectively, we refer to these transactions as the “2017 Refinancing Transactions.”
We have substantial consolidated indebtedness. As of December 31, 2016, both before and after giving effect to the 2017 Refinancing Transactions, we had approximately $3.5 billion of consolidated outstanding indebtedness, including payments due within the next twelve months and short-term borrowings. In addition, both before and after giving effect to 2017 Refinancing Transactions, we had a $299 undrawn revolver under our ABL Facility, subject to a borrowing base, after giving effect to $35 of outstanding letters of credit. In 2017, our annualized cash interest expense is projected to be approximately $298 based on consolidated indebtedness, as adjusted for the 2017 Refinancing Transactions, and interest rates at December 31, 2016, of which $291 represents cash interest expense on fixed-rate obligations, including variable rate debt subject to interest rate swap agreements.
As of December 31, 2016, both before and after giving effect to the 2017 Refinancing Transactions, approximately $94, or 3%, of our borrowings were at variable interest rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same. Assuming our consolidated variable interest rate indebtedness outstanding as of December 31, 2016 remains the same, an increase of 1% in the interest rates payable on our variable rate indebtedness would increase our annual estimated debt service requirements by approximately $1.

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
Availability under the ABL Facility is subject to a borrowing base based on a specified percentage of eligible accounts receivable and inventory and, with respect to the foreign loan parties, a specified percentage of eligible machinery, equipment and real property, subject to certain limitations. As of December 31, 2016, both before and after giving effect to the 2017 Refinancing Transactions, the borrowing base reflecting various required reserves was approximately $334, and our borrowing availability after factoring in letters of credit outstanding under the ABL Facility was $299. However, the borrowing base (including various reserves) will be updated on a monthly basis, so the actual borrowing base could be lower in the future. To the extent the borrowing base is lower than we expect, that could significantly impair our liquidity. In addition, if our fixed charge coverage ratio falls to less than 1.0 to 1.0, we will need to ensure that our availability under the ABL Facility is at least the greater of $35 and 12.5% of the lesser of the borrowing base and the total commitments under the ABL Facility.
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
Despite our substantial indebtedness, we may still be able to incur additional indebtedness. This could intensify the risks described above and below.
We may be able to incur additional indebtedness in the future. Although the terms governing our indebtedness contain restrictions on our ability to incur additional indebtedness, these restrictions are subject to numerous qualifications and exceptions, and the indebtedness we may incur in compliance with these restrictions could be substantial. Increasing our indebtedness could intensify the risks described above and below.
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

In addition, the credit agreement governing our ABL Facility requires us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 at any time when the availability is less than the greater of (x) $35 and (y) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time. The fixed charge coverage ratio under the credit agreement governing the ABL Facility is generally defined as the ratio of (a) Adjusted EBITDA minus non-financed capital expenditures and cash taxes to (b) debt service plus cash interest expense plus certain restricted payments, each measured for the four most recent quarters for which financial statements have been delivered. We may not be able to satisfy such ratio in future periods. If we anticipate we will be unable to meet such ratio, we expect not to allow our availability under the ABL Facility to fall below such levels.
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
The ABL Facility provides for “springing control” over the cash in our deposit accounts constituting collateral for the ABL Facility, and such cash management arrangements includes a cash sweep at any time that availability under the ABL Facility is less than the greater of (x) $35 and (y) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time. Such cash sweep, if in effect, will cause all our available cash to be applied to outstanding borrowings under our ABL Facility. If we satisfy the conditions to borrowings under the ABL Facility while any such cash sweep is in effect, we may be able to make additional borrowings under the ABL Facility to satisfy our working capital and other operational needs. If we do not satisfy the conditions to borrowing, we will not be permitted to make additional borrowings under our ABL Facility, and we will not have sufficient cash to satisfy our working capital and other operational needs.
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
ITEM 1B - UNRESOLVED STAFF COMMENTS
None.

ITEM 2 - PROPERTIES
Our headquarters are in Columbus, Ohio and we have executive offices in Rotterdam, Netherlands and Shanghai, China. Our major manufacturing facilities are primarily located in North America and Europe. As of December 31, 2016, we operated 23 domestic production and manufacturing facilities in 12 states and 32 foreign production and manufacturing facilities primarily in Australia, Brazil, Canada, China, Colombia, Finland, Germany, Italy, Korea, Malaysia, Netherlands, New Zealand, Spain, the United Kingdom and Uruguay.
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
We believe our production and manufacturing facilities are well maintained and effectively utilized and are adequate to operate our business. Following are our more significant production and manufacturing facilities and executive offices:

Location	Nature of Ownership	Reporting Segment
Argo, IL*	Owned	Epoxy, Phenolic and Coating Resins
Barry, UK*	Owned	Epoxy, Phenolic and Coating Resins
Brady, TX	Owned	Epoxy, Phenolic and Coating Resins
Deer Park, TX*	Owned	Epoxy, Phenolic and Coating Resins
Duisburg-Meiderich, Germany	Owned	Epoxy, Phenolic and Coating Resins
Iserlohn-Letmathe, Germany	Owned	Epoxy, Phenolic and Coating Resins
Lakeland, FL	Owned	Epoxy, Phenolic and Coating Resins
Louisville, KY	Owned	Epoxy, Phenolic and Coating Resins
Moerdijk, Netherlands*	Owned	Epoxy, Phenolic and Coating Resins
Onsan, South Korea	Owned	Epoxy, Phenolic and Coating Resins
Pernis, Netherlands*	Owned	Epoxy, Phenolic and Coating Resins
Solbiate Olona, Italy	Owned	Epoxy, Phenolic and Coating Resins
Zhenjiang, China	Owned	Epoxy, Phenolic and Coating Resins
Curitiba, Brazil	Owned	Forest Products Resins
Montenegro, Brazil	Owned	Forest Products Resins
Edmonton, AB, Canada	Owned	Forest Products Resins
Fayetteville, NC	Owned	Forest Products Resins
Kitee, Finland	Owned	Forest Products Resins
Luling, LA*	Owned	Forest Products Resins
Geismar, LA	Owned	Forest Products Resins
Gonzales, LA	Owned	Forest Products Resins
Hope, AR	Owned	Forest Products Resins
Springfield, OR	Owned	Forest Products Resins
St. Romuald, QC, Canada	Owned	Forest Products Resins
Columbus, OH†	Leased	Corporate and Other
Rotterdam, Netherlands†	Leased	Corporate and Other
Shanghai, China†	Leased	Corporate and Other
__________________________________

*	We own all of the assets at this location. The land is leased.

†	Executive offices.

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
Environmental Damages to the Port of Paranagua, Brazil
On August 10, 2005, the Environmental Institute of Paraná (IAP), an environmental agency in the State of Paraná, provided Hexion Quimica Industria, the Company’s Brazilian subsidiary, with notice of an environmental assessment in the amount of 12 Brazilian reais. The assessment related to alleged environmental damages to the Paranagua Bay caused in November 2004 from an explosion on a shipping vessel carrying methanol purchased by the Company. The investigations performed by the public authorities have not identified any actions of the Company that contributed to or caused the accident. The Company responded to the assessment by filing a request to have it cancelled and by obtaining an injunction precluding execution of the assessment pending adjudication of the issue. In November 2010, the Court denied the Company’s request to cancel the assessment and lifted the injunction that had been issued. The Company responded to the ruling by filing an appeal in the State of Paraná Court of Appeals. In March 2012, the Company was informed that the Court of Appeals had denied the Company’s appeal, and on June 4, 2012 the Company filed appeals to the Superior Court of Justice and the Supreme Court of Brazil. In September 2016, the Superior Court of Justice decided that strict liability does not apply to administrative fines issued by environmental agencies and reversed the decision of the State of Paraná Court of Appeals. The Superior Court of Justice remanded the case back to the Court of Appeals to determine if the IAP met its burden of proving negligence by the Company. The Company continues to believe it has strong defenses against the validity of the assessment, and does not believe that a loss is probable. At December 31, 2016, the amount of the assessment, including tax, penalties, monetary correction and interest, is 52 Brazilian reais, or approximately $16.
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

PART II
(dollars in millions, except per share data, or as otherwise noted)
ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
There is no established public trading market for our common stock. As of March 1, 2017, 82,556,847 common shares were held by our direct parent, Hexion LLC.
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
We have no compensation plans that authorize issuing our common stock to employees or non-employees. In addition, there have been no sales or repurchases of our equity securities during the past fiscal year. However, we and our direct and indirect parent companies have in the past issued, and may issue from time to time, equity awards that are denominated in or based upon the common units of our direct or ultimate parent to our employees and directors. As the awards were granted in exchange for service to us, these awards are included in our Consolidated Financial Statements. For a discussion of these equity plans, see Note 11 in Item 8 of Part II and Item 11 of Part III of this Annual Report on Form 10-K.

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
The consolidated balance sheet data at December 31, 2016 and 2015 and the consolidated statement of operations data as for the years ended December 31, 2016, 2015 and 2014 have been derived from our audited Consolidated Financial Statements included elsewhere herein. The consolidated balance sheet data at December 31, 2014, 2013 and 2012 and the consolidated statement of operations data for the years ended December 31, 2013 and 2012 have been derived from audited consolidated financial statements not included herein.

	Year ended December 31,
	2016	2015	2014	2013	2012
	(dollars in millions, except per share data)
Statements of Operations:
Net sales	$3,438	$4,140	$5,137	$4,890	$4,756
Cost of sales (1)	3,038	3,540	4,576	4,282	4,232
Gross profit	400	600	561	608	524
Selling, general and administrative expense	328	306	399	304	376
Gain on dispositions	(240)	—	—	—	—
Asset impairments	—	6	5	181	23
Business realignment costs	55	16	47	21	35
Other operating expense (income), net	13	12	(8)	1	11
Operating income	244	260	118	101	79
Interest expense, net	310	326	308	303	263
(Gain) loss on extinguishment of debt	(48)	(41)	—	6	—
Other non-operating (income) expense, net	(7)	(3)	32	2	(1)
Loss from continuing operations before income tax and earnings from unconsolidated entities	(11)	(22)	(222)	(210)	(183)
Income tax expense (benefit)	38	34	22	379	(410)
(Loss) income from continuing operations before earnings from unconsolidated entities	(49)	(56)	(244)	(589)	227
Earnings from unconsolidated entities, net of taxes	11	17	20	17	19
Net (loss) income	(38)	(39)	(224)	(572)	246
Net (income) loss attributable to noncontrolling interest	—	(1)	1	1	1
Net (loss) income attributable to Hexion Inc.	$(38)	$(40)	$(223)	$(571)	$247
Dividends declared per common share	$—	$—	$—	$0.01	$0.04
Cash Flows (used in) provided by :
Operating activities	$(20)	$213	$(50)	$80	$177
Investing activities	210	(155)	(233)	(150)	(138)
Financing activities	(235)	24	69	52	(59)
Balance Sheet Data (at end of period):
Cash and cash equivalents	$196	$236	$172	$393	$419
Short-term investments	—	—	7	7	5
Working capital (2)	146	283	422	570	672
Total assets	2,055	2,382	2,617	2,804	3,300
Total long-term debt	3,397	3,698	3,678	3,598	3,367
Total net debt (3)	3,346	3,593	3,655	3,374	3,071
Total liabilities	4,594	4,859	4,967	4,877	4,583
Total deficit	(2,539)	(2,477)	(2,350)	(2,073)	(1,283)

(1)	Cost of sales for the year ended December 31, 2016 includes accelerated depreciation of $129 related primarily to facility rationalizations within the Epoxy, Phenolic and Coatings Resins segment.

(2)	Working capital is defined as current assets less current liabilities.

(3)	Net debt is defined as long-term debt (exclusive of unamortized deferred financing fees) plus short-term debt less cash and cash equivalents and short-term investments.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our results of operations and financial condition for the years ended December 31, 2016, 2015 and 2014 with the audited Consolidated Financial Statements and related notes included elsewhere herein. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs, and which involve numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1A, “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements.
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
Through our worldwide network of strategically located production facilities we serve more than 4,200 customers in approximately 100 countries. Our global customers include large companies in their respective industries, such as 3M, Akzo Nobel, BASF, Bayer, Dow, Louisiana Pacific, Monsanto, Owens Corning, PPG Industries, Valspar and Weyerhaeuser.
Business Strategy
As a significant player in the specialty chemicals industry, we believe we have unique opportunities to strategically grow our business over the long term. We continue to develop new products with an emphasis on innovation and expanding our product solutions for our existing global customer base, while growing our businesses in potential high growth regions in the world, such as Asia-Pacific, Latin America, India and the Middle East. Through these growth strategies we strive to create shareholder value and generate solid operating cash flow.
Reportable Segments
Our business segments are based on the products that we offer and the markets that we serve. At December 31, 2016, we had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins. A summary of the major products of our reportable segments follows:

•
Epoxy, Phenolic and Coating Resins: epoxy specialty resins, phenolic encapsulated substrates, versatic acids and derivatives, basic epoxy resins and intermediates, phenolic specialty resins and molding compounds, polyester resins, acrylic resins and vinylic resins

•	Forest Products Resins: forest products resins and formaldehyde applications
2016 Overview
Following are highlights from our results of operations for the years ended December 31, 2016 and 2015:

	2016	2015	$ Change	% Change
Statements of Operations:
Net sales	$3,438	$4,140	$(702)	(17)%
Gross profit (1)	400	600	(200)	(33)%
Operating income	244	260	(16)	(6)%
Loss before income tax	(11)	(22)	11	50%
Net loss	(38)	(39)	1	3%
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$258	$307	$(49)	(16)%
Forest Products Resins	240	233	7	3%
Corporate and Other	(65)	(74)	9	(12)%
Total	$433	$466	$(33)	(7)%

(1)
Gross profit for the year ended December 31, 2016 includes the negative impact of $129 of accelerated depreciation related primarily to facility rationalizations within our Epoxy, Phenolic and Coatings Resins segment.

•
Net Sales—Net sales in 2016 were $3.4 billion, a decrease of 17% compared with $4.1 billion in 2015. The decline in net sales was primarily driven by continued lower oil and raw material prices, which has led to lower demand and volumes in our oilfield business and an overall reduction in selling prices across many of our businesses due to the pass through of raw material cost reductions to our customers. The absence of net sales from our PAC Business in the second half of 2016, due to the sale of this business in the second quarter of 2016, further contributed $177 to the overall decrease. Additionally, the continued economic downturn in Brazil negatively impacted volumes in our Latin American forest products resins business. These decreases were partially offset by overall increases in our epoxy specialty business, driven by increased demand in the Chinese and European wind energy markets in the first half of 2016. Lastly, the strengthening of the U.S. dollar against most other currencies negatively impacted our net sales by 2%.

•
Net Loss—Net loss in 2016 was $38, an improvement of 3% as compared with a net loss of $39 in 2015. This improvement was primarily driven by $240 in gains on dispositions recognized in 2016 related to the sale of our PAC Business and HAI joint venture interest further discussed below, as well as a decrease in interest expense due to lower average debt levels in 2016. These decreases to net loss were largely offset by lower gross margin of $200, as well as increases in business realignment costs and selling, general and administrative expense. Lower gross margin was primarily driven by increased accelerated depreciation related to our Norco, LA facility closure and the indefinite idling of two manufacturing facilities in our oilfield business, as well as mark-to-market losses on pension and OPEB liabilities, which also negatively impacted selling, general and administrative expense. The increase in business realignment costs was largely attributable to the Norco, LA facility closure and the oilfield facility idlings mentioned above.

•
Segment EBITDA—In 2016, Segment EBITDA was $433, a decrease of 7% compared with $466 in 2015. The reduction in Segment EBITDA was primarily driven by volume decreases in our oilfield and base epoxy businesses and $23 due to the absence of the PAC Business and HA-International, LLC (“HAI”) from our results in the second half of 2016. These reductions were partially offset by overall volume growth in our epoxy specialty and versatic acid and derivatives businesses, cost efficiencies related to our new North American formaldehyde plants and the rationalization at our Norco, LA manufacturing facility and increases in raw materiality productivity across many of our businesses. Additionally, the strengthening of the U.S. dollar against most other currencies negatively impacted our Segment EBITDA results by 2%.

•
Sale of PAC Business—In May 2016, we completed the sale of our PAC Business to Synthomer plc (the “Buyer”) for a purchase price of approximately $226, less approximately $6 relating to liabilities, net of cash and estimated working capital, that transferred to the Buyer as part of the purchase agreement.

•
Sale of HAI Joint Venture Interest—In May 2016, we sold our 50% interest in HAI, a joint venture serving the North American foundry industry, to our joint venture partner HA-USA, Inc for a purchase price of $136, which includes $2 representing our 50% share of HAI’s cash balance at closing. HAI continues a strategic sourcing arrangement with our Louisville, KY site.

•
Restructuring and Cost Reduction Programs—During 2016, we have achieved $31 in cost savings related to our ongoing productivity and cost reduction programs. As of December 31, 2016, we have approximately $25 of total in-process cost savings related to these programs, the majority of which we expect to be achieved over the next 12 to 18 months.

•
Norco, LA Facility Rationalization—One of the above identified cost reduction projects was a facility rationalization at our Norco, LA manufacturing facility, where we ceased production during the second quarter of 2016 and have finalized agreements to exit the site in 2017. We expect this facility rationalization to generate approximately $20 in annual cost savings. As a result, we incurred $106 in accelerated depreciation related to shortening the estimated useful lives of certain long-lived assets related to this facility and the acceleration of a conditional asset retirement obligation (“ARO”) related to certain contractually obligated future demolition, decontamination and repair costs associated with this facility. We expect that our existing liabilities related to this closure will result in cash outflows over the next approximately 12 months.

•
Growth Initiatives—In February 2016, we completed construction of a new formaldehyde plant in Luling, LA. The completion of this facility, combined with the 2015 expansions of our forest products resins manufacturing facility in Curitiba, Brazil and our formaldehyde manufacturing facility in Geismar, LA, provides us with additional capacity to support expected long-term growth in these businesses and regions. We also added additional capacity in China to support increased demand in our epoxy specialty business. Further, we continue to focus on new product development and have taken steps to improve our analytical and product development services for our global grid, such as our recent announcement of the construction of a new research and development facility in Germany.

•
2017 Refinancing Transactions—In February 2017, we issued $485 aggregate principal amount of New First Lien Notes and $225 aggregate principal amount of New Senior Secured Notes. We will use the net proceeds from these notes, together with cash on our balance sheet, to redeem all of our outstanding Old Senior Secured Notes. We also amended and restated our ABL Facility, which effectively extended the maturity date of the facility from March 2018 to December 2021 and reduced the existing commitments under the facility from $400 to $350.

2017 Outlook
During 2017, we continue to expect strong demand in our North American forest products resins business due to ongoing modest growth in U.S. housing starts. Additionally, we expect the incremental capacity created by the newly completed formaldehyde plants in North America to drive volume increases in this business in 2017. We also expect improvements in our Latin American forest products resins business due to modest economic recovery in Brazil.
We expect our phenolic resins business to continue to benefit from the acquisition of the remaining 50% of our previous Chinese joint venture, as well as from the introduction of new products into the China market. Additionally, we expect modestly lower overall demand in our epoxy specialty business in 2017 due to a destocking of wind blades in China. We anticipate improvement in the second half of 2017 as demand increases. Further, while we anticipate volumes in our versatic acid and derivatives businesses to continue to improve, our results in this business will be negatively impacted by the absence of insurance recoveries, as our ongoing supplier disruption insurance claim was closed in late 2016. Lastly, we expect our base epoxy business to improve in 2017 due to our restructuring initiatives, but remain below historical levels of profitability.
We expect modest growth in our oilfield business in 2017 due to increased drilling activity and an expected increase in oil prices relative to 2016. We also expect lower than normal raw material prices to continue in 2017, as a substantial number of our raw material inputs are petroleum-based and their prices fluctuate with the price of oil.
Lastly, we anticipate that weaker global currencies could continue to pressure our results.
Shared Services Agreement
In October 2010, we entered into a shared services agreement with MPM (which, from October 1, 2010 through October 24, 2014, was a subsidiary of Hexion Holdings), as amended in October 2014 (the “Shared Services Agreement”), pursuant to which we provide to MPM, and MPM provides to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, legal and procurement services. The Shared Services Agreement was renewed for one year starting in October 2016 and is subject to termination by either the Company or MPM, without cause, on not less than 30 days’ written notice, and expires in October 2017 (subject to one-year renewals every year thereafter; absent contrary notice from either party). The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between us and MPM and requires that the Shared Services Steering Committee formed under the agreement meet no less than annually to evaluate and determine an equitable allocation percentage. The allocation percentage for 2016 was 56% for us and 44% for MPM, as compared to 2015, which was 54% for us and 46% for MPM. Each year, the parties review and adjust the level and extent of services provided to meet the current needs of both companies.
The Shared Services Agreement has resulted in significant synergies for us, including shared services and logistics optimization, best-of-source contractual terms, procurement savings, regional site rationalization and administrative and overhead savings. We expect the majority of these savings to continue, and do not expect the 2014 amendment to have a material effect on our business, results of operations or liquidity.
Matters Impacting Comparability of Results
Our Consolidated Financial Statements include the accounts of the Company, its majority-owned subsidiaries in which minority shareholders hold no substantive participating rights and variable interest entities in which we have a controlling financial interest. Intercompany accounts and transactions are eliminated in consolidation.
Dispositions of PAC Business and HAI Joint Venture Interest
As discussed above, during the second quarter of 2016, we completed the sales of both our PAC Business and our 50% interest in the HAI joint venture. As a result, when comparing 2016 to 2015, our results in the second half of 2016 exclude these divested businesses, while our results in the second half of 2015 include net sales of $177 and Segment EBITDA of $23 related to these divested businesses.
Raw Material Prices
Raw materials comprised approximately 70% of our cost of sales in 2016. The three largest raw materials used in our production processes are phenol, methanol and urea. These materials represented approximately 40% of our total raw material costs in 2016. Fluctuations in energy costs, such as volatility in the price of crude oil and related petrochemical products, as well as the cost of natural gas, have caused volatility in our raw material costs and utility costs. In 2016, the average price of phenol remained flat, and the average prices of methanol and urea decreased by approximately 30% and 27%, respectively, as compared to 2015. In 2015, the average prices of phenol, methanol and urea decreased by approximately 28%, 22% and 15%, respectively, as compared to 2014. The impact of passing through raw material price changes to customers can result in significant variances in sales comparisons from year to year.
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

Supplier Disruption
From late 2014 through July 2015, our European versatic acids and dispersions businesses were negatively impacted by a supplier disruption. We recorded insurance recoveries of $19 and $35 during 2016 and 2015, respectively, for a portion of these losses, and our insurance claim is now closed. The disruption had negative impacts on Segment EBITDA for our Epoxy, Phenolic and Coating Resins segment of $19 and $25 in 2016 and 2015, respectively. Timing differences between the negative impacts of the disruption and the related insurance recoveries can result in variances in Segment EBITDA comparisons from year to year.
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
Pension and OPEB MTM Adjustments
Under our accounting policy related to the recognition of gains and losses for pension and other non-pension postretirement benefit (“OPEB”) plans, upon the annual remeasurement of our pension and OPEB plans in the fourth quarter, or on an interim basis as triggering events warrant, we immediately recognize gains and losses as a mark-to-market (“MTM”) gain or loss through net income. The largest component of our pension and OPEB expense typically relates to these MTM adjustments, which were recognized in the Consolidated Statements of Operations for the years ended, December 31, 2016, 2015 and 2014 as follows:

	Year Ended December 31,
MTM Loss (Gain)	2016	2015	2014
Cost of sales	$19	$(8)	$45
Selling, general and administrative expense	15	(5)	57
Total	$34	$(13)	$102
In 2016, an overall decrease in the discount rates used to calculate our pension and OPEB liabilities at December 31, 2016 resulted in a increase in unrealized losses of $47, from an unrealized gain of $13 in 2015 to an unrealized loss of $34 in 2016. The change in unrealized losses increased Cost of sales by $27 and Selling, general and administrative expense by $20.
In 2015, an overall increase in the discount rates used to calculate our pension and OPEB liabilities at December 31, 2015 resulted in a decrease in unrealized losses of $115, from an unrealized loss of $102 in 2014 to an unrealized gain of $13 in 2015. The change in unrealized losses decreased Cost of sales by $53 and Selling, general and administrative expense by $62.

Results of Operations
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In millions)	2016	2015	2014
Net sales	$3,438	$4,140	$5,137
Cost of sales	2,909	3,538	4,576
Accelerated depreciation	129	2	—
Gross profit	400	600	561
Gross profit as a percentage of net sales	12%	14%	11%
Selling, general and administrative expense	328	306	399
Gain on dispositions	(240)	—	—
Asset impairments	—	6	5
Business realignment costs	55	16	47
Other operating expense (income), net	13	12	(8)
Operating income	244	260	118
Operating income as a percentage of net sales	7%	6%	2%
Interest expense, net	310	326	308
Gain on extinguishment of debt	(48)	(41)	—
Other non-operating (income) expense, net	(7)	(3)	32
Total non-operating expense	255	282	340
Loss before income tax and earnings from unconsolidated entities	(11)	(22)	(222)
Income tax expense	38	34	22
Loss before earnings from unconsolidated entities	(49)	(56)	(244)
Earnings from unconsolidated entities, net of taxes	11	17	20
Net loss	(38)	(39)	(224)
Net (income) loss attributable to noncontrolling interest	—	(1)	1
Net loss attributable to Hexion Inc.	$(38)	$(40)	$(223)
Other comprehensive loss	$(24)	$(88)	$(57)
Net Sales
In 2016, net sales decreased by $702, or 17%, compared to 2015. Pricing negatively impacted net sales by $373 due to raw material price decreases passed through to customers in most of our businesses. The disposition of our PAC Business in the second quarter of 2016 negatively impacted net sales by $177. Volume decreases negatively impacted net sales by $82, and were primarily driven by reduced volumes in our oilfield business, which were the result of lower natural gas and oil drilling activity caused by lower oil prices. Also contributing to the overall volume decrease were volume reductions in our Latin American forest products resins business due to the continued economic downturn in Brazil. These decreases were partially offset by higher volumes in our phenolic resins business, driven by the acquisition of the remaining 50% of our previous Chinese joint venture and increased demand within certain industrial markets in North America, as well as higher volumes in our epoxy specialty business, which were primarily driven by strong demand in the Chinese and European wind energy markets in the first half of 2016. In addition, foreign currency translation negatively impacted net sales by $70, primarily as a result of the strengthening of the U.S. dollar against the Brazilian real, Chinese yuan and euro in 2016 compared to 2015.
In 2015, net sales decreased by $997, or 19%, compared to 2014. Volume decreases negatively impacted net sales by $255 and were primarily driven by reduced volumes in our oilfield business, which was the result of lower natural gas and oil drilling activity caused by a decrease in oil prices throughout 2015. Also contributing to the overall volume decrease were lower volumes in our versatic acids business and within certain product lines in our base epoxy and dispersions businesses. Decreases in volumes in our versatic acids and dispersions businesses were primarily driven by the impact of a supplier disruption in our European versatic acids business, and decreases in volumes in our base epoxy business were primarily due to a customer plant closure in late 2014 and operational issues at certain manufacturing facilities. These decreases were partially offset by volume increases in our epoxy specialty business, which were driven by increasing demand in the China wind energy market, as well as volume increases in our North American forest products resins business, driven by increases in U.S. housing construction. Pricing had a negative impact of $307 due to raw material price decreases passed through to customers in most of our businesses, as well as competitive pricing pressures in our oilfield business. In addition, foreign currency translation negatively impacted net sales by $435, primarily as a result of the strengthening of the U.S. dollar against the euro, Brazilian real and Canadian dollar in 2015 compared to 2014.

Gross Profit
Gross profit decreased $200 in 2016 compared to 2015, primarily due to an increase in accelerated depreciation of $127 related to the rationalization of our Norco, LA facility and the indefinite idling of two manufacturing facilities in our oilfield business, as well as an increase of $27 related to MTM adjustments on pension and OPEB liabilities (losses of $19 in 2016 and gains of $8 in 2015). Gross profit as a percentage of net sales decreased by 2%, primarily due to the impact of the accelerated depreciation and MTM adjustments discussed above, which had a combined negative impact of 4%. These decreases were partially offset by favorable raw material deflation and raw material productivity initiatives.

Gross profit increased $39 in 2015 compared to 2014, largely due to the impact of the MTM adjustments on pension and OPEB liabilities discussed above (gains of $8 in 2015 and losses of $45 in 2014). Gross profit as a percentage of net sales increased by 3%, primarily due to favorable raw material deflation and raw material productivity initiatives and also due to the impact of the MTM adjustments on pension and OPEB liabilities, which outpaced the negative impact of competitive pricing pressures discussed above.
Operating Income
Operating income decreased by $16 in 2016 compared to 2015. This decrease was primarily due to the decrease in gross profit of $200 discussed above. Also contributing to the decrease in operating income was a increase in business realignment costs of $39 and increases in selling, general and administrative expense of $22. The increase in business realignment costs was largely due to one-time closure expenses related to our Norco, LA facility rationalization, primarily consisting of charges related to the early termination of certain contracts for utilities, site services and raw materials. The increase in selling, general and administrative expense was due primarily to the impact of the MTM adjustments on pension and OPEB liabilities (losses of $15 in 2016 and gains of $5 in 2015), costs related to the sale of our PAC Business and lower insurance recoveries in 2016 related to the supplier disruption in our European versatic acids business, partially offset by lower compensation and benefits expense driven by our recent cost savings and productivity actions. These negative impacts to operating income were partially offset by gains of $240 in the second quarter 2016 related to the sale of our PAC Business and our ownership interest in the HAI joint venture (see Note 12 in Item 8 of Part II of this Annual Report on Form 10-K), as well as reductions of $6 in asset impairment charges.
Operating income increased by $142 in 2015 compared to 2014. The increase was primarily due to decreases in selling, general and administrative expense of $93 and business realignment costs of $31 compared to 2014. Selling, general and administrative expense decreased primarily due to the impact of the MTM adjustments on pension and OPEB liabilities discussed above (gains of $5 in 2015 and losses of $57 in 2014), as well as lower compensation and benefits expense driven by our recent cost savings and productivity actions and lower professional services costs. The decrease in business realignment costs was due primarily to a decrease in costs related to the Company’s restructuring and cost optimization programs, as well as a decrease environmental remediation costs at certain formerly owned locations. These positive impacts to operating income were partially offset by other operating expense (income), net, which increased by $20 from income of $8 to an expense of $12, compared to 2014, due to an increase in realized and unrealized foreign currency transaction losses, partially offset by a gain of $5 on a step acquisition (see Note 13 in Item 8 of Part II of this Annual Report on Form 10-K). Additionally, gross profit increased by $39, as discussed above.
Non-Operating Expense
In 2016, total non-operating expense decreased by $27 compared to 2015, primarily due to a decrease in interest expense of $16 driven by lower average debt levels, as well as an increase of $7 in gains on debt buyback transactions and an increase of $4 in realized and unrealized foreign currency transaction gains.
In 2015, total non-operating expense decreased by $58 compared to 2014, primarily due to a $41 gain on debt extinguishment that occurred in 2015, as well as a decrease in realized and unrealized foreign currency transaction losses. These items were partially offset by an increase of $18 in interest expense driven by higher average debt levels.
Income Tax Expense
In 2016, income tax expense increased by $4 compared to 2015. In 2016, the Company recognized income tax expense of $38 primarily as a result of income from certain foreign operations. Losses in the United States created a deferred income tax benefit which was completely offset by an increase to the related valuation allowance.
In 2015, income tax expense increased by $12 compared to 2014. In 2015, the Company recognized income tax expense of $34 primarily as a result of income from certain foreign operations. Losses in the United States created a deferred income tax benefit which was completely offset by an increase to the related valuation allowance.

Other Comprehensive Loss
In 2016, other comprehensive loss of $24 relates to the $23 negative impact of foreign currency translation, primarily driven by the strengthening of the U.S. dollar against the Chinese yuan and the euro, and to $1 of amortization of prior service costs on defined benefit pension and postretirement benefits.
In 2015, foreign currency translation negatively impacted other comprehensive income by $88, primarily due to the strengthening of the U.S. dollar against the euro, Brazilian real and Canadian dollar.

In 2014, foreign currency translation negatively impacted other comprehensive loss by $61 primarily due to the strengthening of the U.S. dollar against the Australian dollar, Brazilian real, Canadian dollar and the euro. For the year ended December 31, 2014, pension and OPEB adjustments positively impacted other comprehensive income by $4, primarily due to prior service benefit recorded related to certain plan amendments.
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

	Year Ended December 31,
	2016	2015	2014
Net Sales(1):
Epoxy, Phenolic and Coating Resins	$2,094	$2,589	$3,277
Forest Products Resins	1,344	1,551	1,860
Total	$3,438	$4,140	$5,137

Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$258	$307	$290
Forest Products Resins	240	233	255
Corporate and Other	(65)	(74)	(83)
Total	$433	$466	$462

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.

2016 vs. 2015 Segment Results
Following is an analysis of the percentage change in sales by segment from 2015 to 2016:

	Volume	Price/Mix	Currency Translation	Impact of Dispositions	Total
Epoxy, Phenolic and Coating Resins	(2)%	(9)%	(1)%	(7)%	(19)%
Forest Products Resins	(1)%	(10)%	(2)%	—%	(13)%
Epoxy, Phenolic and Coating Resins
Net sales in 2016 decreased by $495, or 19%, compared to 2015. Pricing negatively impacted net sales by $221 due primarily to raw material price decreases passed through to customers in most of our businesses. The disposition of our PAC Business in the second quarter of 2016 negatively impacted net sales by $177. Lower volumes negatively impacted net sales by $64, which were primarily driven by continued decreases in volumes within our oilfield business, as well as volume decreases in our base epoxy business due to increased competition. These decreases were partially offset by higher volumes in our phenolic resins business due to the acquisition of the remaining 50% of our previous Chinese joint venture and increased demand within certain industrial markets in North America, as well as overall higher volumes in our epoxy specialty business, which were primarily driven by strong demand in the Chinese and European wind energy markets in the first half of 2016. Foreign exchange translation negatively impacted net sales by $33, primarily due to the strengthening of the U.S. dollar against the Chinese yuan and the euro in 2016 compared to 2015.
Segment EBITDA in 2016 decreased by $49 to $258 compared to 2015. The impact of the disposition of our PAC Business and HAI joint venture interest in the second quarter of 2016 contributed to $23 of this decrease. The remaining decrease was primarily driven by the volume declines in our oilfield and base epoxy businesses discussed above. These decreases were partially offset by the growth in our epoxy specialty business discussed above, combined with margin expansion in our versatic acids business and cost reductions related to the rationalization at our Norco, LA manufacturing facility.
Forest Products Resins
Net sales in 2016 decreased by $207, or 13%, when compared to 2015. Pricing negatively impacted net sales by $152, which was primarily due to raw material price decreases contractually passed through to customers across many of our businesses. Lower volumes negatively impacted net sales by $18, and were primarily driven by weaker demand in our Latin American forest products resins business as a result of the continued economic downturn in Brazil. These decreases were partially offset by volume increases in certain industrial markets within our European forest products business. Foreign exchange translation negatively impacted net sales by $37, primarily due to the strengthening of the U.S. dollar against the Brazilian real, Canadian dollar and the euro in 2016 compared to 2015.

Segment EBITDA in 2016 increased by $7 to $240 compared to 2015. This increase was primarily due to increased volumes and cost efficiencies associated with our new North American formaldehyde plants, as well as increased raw material productivity. These increases were partially offset by the volume reductions in our Latin American forest products resins business discussed above.
Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions, unallocated foreign exchange gains and losses and legacy company costs not allocated to continuing segments. Corporate and Other charges decreased by $9 to $65 compared to 2015, due primarily to lower compensation and benefits expense driven by our recent cost savings actions.
 2015 vs. 2014 Segment Results
The table below provides additional detail of the percentage change in sales by segment from 2014 to 2015:

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

Reconciliation of Net Loss to Segment EBITDA:

	Year Ended December 31,
	2016	2015	2014
Net loss	$(38)	$(39)	$(224)
Income tax expense	38	34	22
Interest expense, net	310	326	308
Depreciation and amortization	131	137	144
Accelerated depreciation	129	2	—
EBITDA	$570	$460	$250
Items not included in Segment EBITDA:
Asset impairments	$—	$6	$5
Business realignment costs	55	16	47
Realized and unrealized foreign currency (gains) losses	(11)	10	32
Gain on dispositions	(240)	—	—
Gain on extinguishment of debt	(48)	(41)	—
Unrealized losses (gains) on pension and OPEB plan liabilities	34	(13)	102
Other	73	28	26
Total adjustments	(137)	6	212
Segment EBITDA	$433	$466	$462

Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$258	$307	$290
Forest Products Resins	240	233	255
Corporate and Other	(65)	(74)	(83)
Total	$433	$466	$462
 Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses. For 2016, these other items primarily included certain professional fees related to strategic projects and expenses from retention programs. For 2015, these other items primarily included expenses from retention programs, certain professional fees related to strategic projects and management fees, partially offset by gains on the disposal of assets and a gain on a step acquisition. For 2014, these items primarily included expenses from retention programs, partially offset by gains on the disposal of assets.
Business realignment costs for 2016 primarily included costs related to the rationalization at our Norco, LA manufacturing facility and costs related to certain in-process cost reduction programs. Business realignment costs for 2015 primarily included costs related to certain in-process cost reduction programs. Business realignment costs for 2014 primarily included expenses from the Company’s newly implemented restructuring and cost optimization programs, as well as costs for environmental remediation at certain formerly owned locations.

Liquidity and Capital Resources
We are a highly leveraged company. Our primary sources of liquidity are cash flows generated from operations and availability under our ABL Facility. Our primary liquidity requirements are interest, working capital and capital expenditures.

At December 31, 2016, we had $3,504 of outstanding debt and $511 in liquidity consisting of the following:

•	$179 of unrestricted cash and cash equivalents (of which $151 is maintained in foreign jurisdictions);

•	$299 of borrowings available under our ABL Facility ($334 borrowing base less $35 of outstanding letters of credit); and

•	$33 of time drafts and borrowings available under credit facilities at certain international subsidiaries.
Our net working capital (defined as accounts receivable and inventories less accounts payable) at December 31, 2016 and 2015 was $309 and $356, respectively. A summary of the components of our net working capital as of December 31, 2016 and 2015 is as follows:

	December 31, 2016	% of LTM Net Sales	December 31, 2015	% of LTM Net Sales
Accounts receivable	$390	12%	$428	11%
Inventories	287	9%	279	7%
Accounts payable	(368)	(11)%	(351)	(9)%
Net working capital (1)	$309	10%	$356	9%

(1)	The components of net working capital and percentage of LTM net sales at both December 31, 2016 and December 31, 2015 exclude net working capital and net sales related to the PAC Business.

The decrease in net working capital of $47 from December 31, 2015 was the result of a decrease of $38 in accounts receivable and an increase of $17 in accounts payable, which outpaced an increase of $8 in inventory. The decrease in accounts receivable was primarily due to higher efficiency in collections at the end of 2016, lower sales volumes and pricing decreases due to decreases in raw material costs. The increases in accounts payable were primarily driven by the timing of vendor payments at the end of 2016. In addition, the strengthening of the U.S. dollar against other currencies further contributed to decreases in net working capital. To minimize the impact of net working capital on cash flows, we continue to review inventory safety stock levels, focus on receivable collections by offering incentives to customers to encourage early payment or accelerating receipts through the sale of receivables and negotiate with vendors to contractually extend payment terms whenever possible.
We periodically borrow from the ABL Facility to support our short-term liquidity requirements, particularly when net working capital requirements increase in response to seasonality of our volumes. As of December 31, 2016, there were no outstanding borrowings under the ABL Facility.
2017 Refinancing Transactions
On February 8, 2017, we issued $485 aggregate principal amount of New First Lien Notes and $225 aggregate principal amount of New Senior Secured Notes. Upon the closing of these offerings, we satisfied and discharged our obligations under the Old Senior Secured Notes by depositing the net proceeds from these offerings, together with cash on our balance sheet, with the trustee for the Old Senior Secured Notes for the purpose of redeeming all of our outstanding Old Senior Secured Notes, which redemption will occur on March 10, 2017.
In December 2016, we amended and restated the ABL Facility, with modifications to, among other things, permit the refinancing of the Old Senior Secured Notes. In connection with the issuance of the new notes in February 2017, certain lenders under the ABL Facility provided extended revolving facility commitments in an aggregate principal amount of $350 with a maturity date of December 5, 2021 (subject to early maturity triggers), the existing commitments were terminated and the size of the ABL Facility was reduced from $400 to $350.
2016 Debt Transactions

During 2016, we repurchased $290 of our Old Senior Secured Notes on the open market for cash of $240. These transactions resulted in a gain of $48, which represents the difference between the carrying value of the repurchased debt and the cash paid for the repurchases, less the proportionate amount of unamortized deferred financing fees and debt discounts that were written off in conjunction with the repurchases.
2017 Outlook
The following factors will impact 2017 cash flows:

•	Interest and Income Taxes: We expect cash outflows in 2017 related to interest payments on our debt of approximately $300 and income tax payments between $25 and $35.

•
Capital Spending: Capital spending in 2017 is expected to be between $100 and $110, a significant decrease from 2016 due to the completion of large strategic growth projects in 2016, as well as our recent divestitures and restructuring activities at certain facilities.

•
Working Capital: We anticipate working capital to increase slightly during 2017, as compared to 2016. During the year, we expect an increase in the first half and a decrease in the second half, consistent with historical trends.

We plan to fund these outflows with available cash and cash equivalents, cash from operations and, if necessary, through available borrowings under our ABL Facility. Based on our liquidity position as of December 31, 2016, and projections of operating cash flows in 2017, we believe we have the ability to continue as a going concern for the next twelve months.
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

Sources and Uses of Cash
Following are highlights from our Consolidated Statements of Cash Flows for the years ended December 31:

	Year Ended December 31,
	2016	2015	2014
Sources (uses) of cash:
Operating activities	$(20)	$213	$(50)
Investing activities	210	(155)	(233)
Financing activities	(235)	24	69
Effect of exchange rates on cash flow	(4)	(10)	(9)
Net (decrease) increase in cash and cash equivalents	$(49)	$72	$(223)
Operating Activities
In 2016, operating activities used $20 of cash. Net loss of $38 included $34 of net non-cash income items, of which $240 related to gains on the HAI and PAC dispositions, $52 was for unrealized foreign currency gains and $48 related to gains on debt extinguishments. These items were partially offset by $131 of depreciation and amortization, $129 of accelerated depreciation, $34 of unrealized losses related to the remeasurement of our pension and OPEB liabilities and $2 related to deferred tax expense. Working capital provided $18, which was driven by decreases in accounts payable due to timing of vendor payments, partially offset by smaller decreases in accounts receivable and inventory due to sales volume decreases, lower raw material prices and increased efficiency in accounts receivable collections. Changes in other assets and liabilities and income taxes payable provided $34 due to the timing of when items were expensed versus paid, which primarily included interest expense, restructuring costs, employee retention programs, pension plan contributions and taxes.
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
Investing Activities
In 2016, investing activities provided $210, primarily driven by net cash proceeds of $356 related to the HAI and PAC dispositions and cash received on the HAI buyer’s note, as well as $5 in proceeds from the sale of other assets. These items were partially offset by capital expenditures (including capitalized interest) of $141 and increase of $9 in restricted cash.
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
Financing Activities
In 2016, financing activities used $235. Net short-term debt repayments were $22 and net long-term debt repayments were $212. Our long-term debt repayments primarily consisted of $240 used to repurchase a portion of our Old Senior Secured Notes on the open market. We also paid $1 of financing fees.

In 2015, financing activities provided $24. Net short-term debt repayments were $3, and net long term borrowings were $38, which primarily consisted of proceeds from the issuance of an aggregate principal amount of $315 of 10.00% First-Priority Senior Secured Notes due 2020 (“10.00% First Lien Notes”), which was partially offset by the redemption or repayment of approximately $40 of our outstanding Sinking Fund Debentures and all amounts outstanding on the ABL Facility at the time of the issuance. Additionally, we used $160 to repurchase a portion of our Old Senior Secured Notes on the open market. We also paid $11 of financing fees related to these debt transactions.
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
The indentures that govern our 6.625% First-Priority Senior Secured Notes, 10.00% First Lien Notes, New First Lien Notes, New Senior Secured Notes and 9.00% Second-Priority Senior Secured Notes (the “Secured Indentures”) contain an Adjusted EBITDA to Fixed Charges ratio incurrence test which may restrict our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet this ratio (measured on a last twelve months, or LTM, basis) of at least 2.0:1. The Adjusted EBITDA to Fixed Charges Ratio under the Secured Indentures is generally defined as the ratio of (a) Adjusted EBITDA to (b) net interest expense excluding the amortization or write-off of deferred financing costs, each measured on an LTM basis.
Our ABL Facility, which is subject to a borrowing base does not have any financial maintenance covenant other than a minimum fixed charge coverage ratio of 1.0 to 1.0 that would only apply if our availability under the ABL Facility at any time is less than the greater of (a) $35 and (b) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time. The fixed charge coverage ratio under the credit agreement governing the ABL Facility is generally defined as the ratio of (a) Adjusted EBITDA minus non-financed capital expenditures and cash taxes to (b) debt service plus cash interest expense plus certain restricted payments, each measured for the four most recent quarters for which financial statements have been delivered. At December 31, 2016, our availability under the ABL Facility exceeded such levels; therefore, the minimum fixed charge coverage ratio did not apply. As of December 31, 2016, we were in compliance with all covenants that govern the ABL Facility. We believe that a default under the ABL Facility is not reasonably likely to occur in the foreseeable future.

Outstanding Debt
Following is a summary of our cash and cash equivalents and outstanding debt at December 31, 2016, as adjusted for the 2017 Refinancing Transactions, and our cash and cash equivalents and outstanding debt at December 31, 2015:

	As of December 31,
	2016			2015
	Actual	Adjustments	As Adjusted	Actual
Cash and cash equivalents	$196	$(15)	$181	$236

Debt:
ABL Facility	$—	$—	$—	$—
Senior Secured Notes:
6.625% First-Priority Senior Secured Notes due 2020 (includes $3 and $4 of unamortized debt premium at December 31, 2016 and 2015, respectively)	1,553	—	1,553	1,554
10.00% First-Priority Senior Secured Notes due 2020	315	—	315	315
10.375% First-Priority Senior Secured Notes due 2022	—	485	485	—
8.875% Senior Secured Notes due 2018 (includes $1 and $2 of unamortized debt discount at December 31, 2016 and 2015, respectively)	706	(706)	—	995
13.75% Senior Secured Notes due 2022	—	225	225	—
9.00% Second-Priority Senior Secured Notes due 2020	574	—	574	574
Debentures:
9.2% debentures due 2021	74	—	74	74
7.875% debentures due 2023	189	—	189	189
Other Borrowings:
Australia Term Loan Facility due 2017	51	—	51	32
Brazilian bank loans	40	—	40	47
Capital Leases	9	—	9	10
Other	31	—	31	39
Unamortized debt issuance costs	(38)	(18)	(56)	(51)
Total	$3,504	$(14)	$3,490	$3,778
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

Year Ended December 31, 2016
Net loss	$(38)
Interest expense, net	310
Income tax expense	38
Depreciation and amortization	131
Accelerated depreciation	129
EBITDA	570
Adjustments to EBITDA:
Gain on dispositions	(240)
Gain on extinguishment of debt	(48)
Business realignment costs (1)	55
Realized and unrealized foreign currency gains	(11)
Unrealized losses on pension and OPEB plan liabilities (2)	34
Other (3)	77
Cost reduction programs savings (4)	25
Adjustment for PAC and HAI dispositions (5)	(28)
Adjusted EBITDA	$434
Pro forma fixed charges (6)	$279
Ratio of Adjusted EBITDA to Fixed Charges (7)	1.56

(1)
Primarily represents costs related to the rationalization at our Norco, LA manufacturing facility, as well as headcount reduction expenses and plant rationalization costs related to cost reduction programs, termination costs and other costs associated with business realignments.

(2)	Represents non-cash losses resulting from pension and postretirement benefit plan liability remeasurements.

(3)	Primarily includes certain professional fees related to strategic projects, retention program costs, business optimization expenses and management fees.

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

(5)	Represents pro forma LTM Adjusted EBITDA impact of the PAC and HAI dispositions, which both occurred during the second quarter of 2016.

(6)	Reflects pro forma interest expense based on interest rates at December 31, 2016, as if the 2016 Debt Transactions had taken place at the beginning of the period.

(7)
The Company’s ability to incur additional indebtedness, among other actions, is restricted under the indentures governing certain notes, unless the Company has an Adjusted EBITDA to Fixed Charges ratio of 2.0 to 1.0. As of December 31, 2016, we did not satisfy this test. As a result, we are subject to restrictions on our ability to incur additional indebtedness or to make investments; however, there are exceptions to these restrictions, including exceptions that permit indebtedness under the ABL Facility (available borrowings of which were $299 at December 31, 2016).

Contractual Obligations
The following table presents our contractual cash obligations at December 31, 2016. Our contractual cash obligations consist of legal commitments at December 31, 2016 that require us to make fixed or determinable cash payments, regardless of the contractual requirements of the specific vendor to provide us with future goods or services. This table does not include information about most of our recurring purchases of materials used in our production; our raw material purchase contracts do not meet this definition since they generally do not require fixed or minimum quantities. Contracts with cancellation clauses are not included, unless a cancellation would result in a major disruption to our business. For example, we have contracts for information technology support that are cancelable, but this support is essential to the operation of our business and administrative functions; therefore, amounts payable under these contracts are included. These contractual obligations are grouped in the same manner as they are classified in the Consolidated Statements of Cash Flows in order to provide a better understanding of the nature of the obligations.

	Payments Due By Year
Contractual Obligations	2017	2018	2019	2020	2021	2022 and beyond	Total
Operating activities:
Purchase obligations (1)	$218	$93	$81	$81	$9	$74	$556
Interest on fixed rate debt obligations (4)	273	241	208	139	18	22	901
Interest on variable rate debt obligations (2)	8	1	1	—	—	—	10
Operating lease obligations	25	17	10	6	5	5	68
Funding of pension and other postretirement obligations (3)	23	23	35	31	31	—	143
Financing activities:
Long-term debt, including current maturities (4)	105	712	5	2,442	77	189	3,530
Capital lease obligations	3	2	2	5	—	1	13
Total	$655	$1,089	$342	$2,704	$140	$291	$5,221

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

(2)	Based on applicable interest rates in effect at December 31, 2016.

(3)
Pension and other postretirement contributions have been included in the above table for the next five years. These amounts include estimated benefit payments to be made for unfunded foreign defined benefit pension plans as well as estimated contributions to our funded defined benefit plans. The assumptions used by our actuaries in calculating these projections includes a weighted average annual return on pension assets of approximately 4% for the years 2017 – 2021 and the continuation of current law and plan provisions. These estimated payments may vary based on the actual return on our plan assets or changes in current law or plan provisions. See Note 10 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for more information on our pension and postretirement obligations.

(4)	As adjusted for the 2017 Refinancing Transactions, our debt service obligations are as follows at December 31, 2016:

	Payments Due By Year
Contractual Obligations	2017	2018	2019	2020	2021	2022 and beyond	Total
Operating activities:
Interest on fixed rate debt obligations	$288	$291	$289	$220	$99	$62	$1,249
Financing activities:
Non-affiliated long-term debt, including current maturities	105	5	5	2,442	77	899	3,533
Total	$393	$296	$294	$2,662	$176	$961	$4,782
The table above excludes payments for income taxes and environmental obligations since, at this time, we cannot determine either the timing or the amounts of all payments beyond 2016. At December 31, 2016, we recorded unrecognized tax benefits and related interest and penalties of $116. We estimate that we will pay between $25 and $35 in 2017 for U.S. Federal, state and international income taxes. We expect non-capital environmental expenditures for 2017 through 2021 totaling $13. See Notes 9 and 14 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on 10-K for more information on these obligations.
Off Balance Sheet Arrangements
We had no off-balance sheet arrangements as of December 31, 2016.
Critical Accounting Estimates
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
Our most critical accounting policies, which reflect significant management estimates and judgment to determine amounts in our audited Consolidated Financial Statements, are as follows:

Environmental Remediation and Restoration Liabilities
Accruals for environmental matters are recorded when we believe that it is probable that a liability has been incurred and we can reasonably estimate the amount of the liability. We have accrued $57 and $61 at December 31, 2016 and 2015, respectively, for all probable environmental remediation and restoration liabilities, which is our best estimate of these liabilities. Based on currently available information and analysis, we believe that it is reasonably possible that the costs associated with these liabilities may fall within a range of $45 to $94. This estimate of the range of reasonably possible costs is less certain than the estimates that we make to determine our reserves. To establish the upper limit of this range, we used assumptions that are less favorable to Hexion among the range of reasonably possible outcomes, but we did not assume that we would bear full responsibility for all sites to the exclusion of other potentially responsible parties.
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
Income Tax Assets and Liabilities and Related Valuation Allowances
At December 31, 2016 and 2015, we had valuation allowances of $651 and $611, respectively, against our deferred income tax assets. At December 31, 2016, we had a $531 valuation allowance against all of our net U.S. federal and state deferred income tax assets, as well as a valuation allowance of $120 against a portion of our net foreign deferred income tax assets, primarily in Germany and the Netherlands. At December 31, 2015, we had a $475 valuation allowance against all of our net U.S. federal and state deferred income tax assets, as well as a valuation allowance of $136 against a portion of our net foreign deferred income tax assets, primarily in Germany and the Netherlands. The valuation allowances require an assessment of both negative and positive evidence, such as operating results during the most recent three-year period. This evidence is given more weight than our expectations of future profitability, which are inherently uncertain.
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
In 2016, our losses in the U.S. and certain foreign operations in recent periods represented sufficient negative evidence to require a full valuation allowance against the net federal, state, and certain foreign deferred tax assets. We intend to maintain a valuation allowance against the net deferred tax assets until sufficient positive evidence exists to support the realization of such assets.
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
The calculation of our income tax liabilities involves dealing with uncertainties in the application of complex domestic and foreign income tax regulations. Unrecognized tax benefits are generated when there are differences between tax positions taken in a tax return and amounts recognized in the Consolidated Financial Statements. Tax benefits are recognized in the Consolidated Financial Statements when it is more likely than not that a tax position will be sustained upon examination. Tax benefits are measured as the largest amount of benefit that is greater than 50% likely to be realized upon settlement. To the extent we prevail in matters for which liabilities have been established, or are required to pay amounts in excess of our liabilities, our effective income tax rate in a given period could be materially impacted. An unfavorable income tax settlement may require the use of cash and result in an increase in our effective income tax rate in the year it is resolved. A favorable income tax settlement would be recognized as a reduction in the effective income tax rate in the year of resolution. At December 31, 2016 and 2015, we recorded unrecognized tax benefits and related interest and penalties of $116 and $99, respectively.

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
The following table presents the sensitivity of our projected pension benefit obligation (“PBO”), accumulated benefit obligation (“ABO”), deficit (“Deficit”) and 2017 pension expense to the following changes in key assumptions:

	Increase / (Decrease) at		Increase / (Decrease)
	December 31, 2016
	PBO	ABO	2017 Expense
Assumption:
Increase in discount rate of 0.5%	$(71)	$(64)	$(1)
Decrease in discount rate of 0.5%	62	57	1
Increase in estimated return on assets of 1.0%	N/A	N/A	(6)
Decrease in estimated return on assets of 1.0%	N/A	N/A	6
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
As of October 1, 2016 and 2015, the estimated fair value of each of our reporting units was deemed to be substantially in excess of the carrying amount of assets and liabilities assigned to each unit. A 20% decrease in the EBITDA multiple or a 20% increase in the interest rate used to calculate the discounted cash flows would not result in any of our reporting units failing the first step of the goodwill impairment analysis.

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
Recently Issued Accounting Standards
See Note 2 in Item 8 of Part II of this Annual Report on Form 10-K for a detailed description of recently issued accounting pronouncements.
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
Foreign Exchange Risk
Our international operations accounted for approximately 60% of our sales in both 2016 and 2015. As a result, we have significant exposure to foreign exchange risk on transactions that can potentially be denominated in many foreign currencies. These transactions include foreign currency denominated imports and exports of raw materials and finished goods (both intercompany and third party) and loan repayments. The functional currency of our operating subsidiaries is the related local currency.
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
A 5% strengthening of the U.S. dollar against the primary currencies in which we conduct our non-U.S. operations in 2016 would generate an approximate $102 negative impact to our estimated net sales. Conversely, a 5% weakening of the U.S. dollar against the same currencies would benefit our estimated net sales by an equal amount.

Interest Rate Risk
As a result of the refinancing transactions in 2013, we have effectively fixed the interest rate on 97% of our outstanding debt, thus significantly decreasing our exposure to interest rate risk. Assuming the amount of our variable debt remains the same, an increase of 1% in the interest rates on our variable rate debt would increase our 2017 estimated debt service requirements by approximately $1.

Following is a summary of our outstanding debt as of December 31, 2016 and 2015 (see Note 7 in Item 8 of Part II of this Annual Report on Form 10-K for additional information on our debt). The fair value of our publicly held debt is based on the price at which the bonds are traded or quoted at December 31, 2016 and 2015. All other debt fair values are based on other similar financial instruments, or based upon interest rates that are currently available to us for the issuance of debt with similar terms and maturities.

	2016			2015
Year	Debt Maturities	Weighted Average Interest Rate	Fair Value	Debt Maturities	Weighted Average Interest Rate	Fair Value
2016				$81	7.2%	$81
2017	$107	7.9%	$107	36	7.2%	36
2018	713	7.8%	705	1,000	7.0%	701
2019	6	7.6%	6	2	6.5%	2
2020	2,446	6.6%	2,138	2,440	6.6%	1,687
2021	77	7.8%	55	74	8.1%	16
2022 and beyond	190	7.1%	130	194	7.4%	47
	$3,539		$3,141	$3,827		$2,570
We do not use derivative financial instruments in our investment portfolios. Our cash equivalent investments and short-term investments are made in instruments that meet the credit quality standards that are established in our investment policies, which also limits the exposure to any one investment. At December 31, 2016 and 2015, we had $7 and $37, respectively, invested at average rates of 9.6% and 5.7%, respectively, primarily in interest-bearing time deposits. Due to the short maturity of our cash equivalents, the carrying value of these investments approximates fair value. Our short-term investments are recorded at cost which approximates fair value. Our interest rate risk is not significant; a 1% increase or decrease in interest rates on invested cash would not have had a material effect on our net income or cash flows for the years ended December 31, 2016 and 2015.
Commodity Risk
We are exposed to price risks on raw material purchases, most significantly with phenol, methanol, urea, acetone, propylene and chlorine. For our commodity raw materials, we have purchase contracts that have periodic price adjustment provisions. Commitments with certain suppliers, including our phenol and urea suppliers, provide up to 100% of our estimated requirements but also provide us with the flexibility to purchase a certain portion of our needs in the spot market, when it is favorable to us. We rely on long-term agreements with key suppliers for most of our raw materials. The loss of a key source of supply or a delay in shipments could have an adverse effect on our business. Should any of our suppliers fail to deliver or should any key long-term supply contracts be cancelled, we would be forced to purchase raw materials in the open market, and no assurances can be given that we would be able to make these purchases or make them at prices that would allow us to remain competitive. Our largest supplier provided approximately 10% of our raw material purchases in 2016, and we could incur significant time and expense if we had to replace this supplier. In addition, several feedstocks at various facilities are transported through a pipeline from one supplier. If we were unable to receive these feedstocks through these pipeline arrangements, we may not be able to obtain them from other suppliers at competitive prices or in a timely manner. See the discussion about the risk factor on raw materials in Item 1A of Part I of this Annual Report on Form 10-K.
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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEXION INC.
CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $17 and $8, respectively)	$196	$236
Accounts receivable (net of allowance for doubtful accounts of $17 and $15, respectively)	390	450
Inventories:
Finished and in-process goods	199	218
Raw materials and supplies	88	90
Other current assets	45	53
Total current assets	918	1,047
Investments in unconsolidated entities	18	36
Deferred income taxes (see Note 14)	10	13
Other long-term assets	43	48
Property and equipment:
Land	79	84
Buildings	273	296
Machinery and equipment	2,353	2,406
	2,705	2,786
Less accumulated depreciation	(1,812)	(1,735)
	893	1,051
Goodwill (see Note 5)	121	122
Other intangible assets, net (see Note 5)	52	65
Total assets	$2,055	$2,382
Liabilities and Deficit
Current liabilities:
Accounts payable	$368	$386
Debt payable within one year (see Note 7)	107	80
Interest payable	70	82
Income taxes payable (see Note 14)	13	15
Accrued payroll and incentive compensation	55	78
Other current liabilities	159	123
Total current liabilities	772	764
Long-term liabilities:
Long-term debt (see Note 7)	3,397	3,698
Long-term pension and postretirement benefit obligations (see Note 10)	246	224
Deferred income taxes (see Note 14)	13	12
Other long-term liabilities	166	161
Total liabilities	4,594	4,859
Commitments and contingencies (see Notes 7 and 9)
Deficit
Common stock—$0.01 par value; 300,000,000 shares authorized, 170,605,906 issued and 82,556,847 outstanding at December 31, 2016 and 2015	1	1
Paid-in capital	526	526
Treasury stock, at cost—88,049,059 shares	(296)	(296)
Accumulated other comprehensive loss	(39)	(15)
Accumulated deficit	(2,730)	(2,692)
Total Hexion Inc. shareholder’s deficit	(2,538)	(2,476)
Noncontrolling interest	(1)	(1)
Total deficit	(2,539)	(2,477)
Total liabilities and deficit	$2,055	$2,382
See Notes to Consolidated Financial Statements

HEXION INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In millions)	2016	2015	2014
Net sales	$3,438	$4,140	$5,137
Cost of sales	3,038	3,540	4,576
Gross profit	400	600	561
Selling, general and administrative expense	328	306	399
Gain on dispositions (see Note 12)	(240)	—	—
Asset impairments (see Note 2)	—	6	5
Business realignment costs (see Note 3)	55	16	47
Other operating expense (income), net	13	12	(8)
Operating income	244	260	118
Interest expense, net	310	326	308
Gain on extinguishment of debt	(48)	(41)	—
Other non-operating (income) expense, net	(7)	(3)	32
Loss before income tax and earnings from unconsolidated entities	(11)	(22)	(222)
Income tax expense (see Note 14)	38	34	22
Loss before earnings from unconsolidated entities	(49)	(56)	(244)
Earnings from unconsolidated entities, net of taxes	11	17	20
Net loss	(38)	(39)	(224)
Net (income) loss attributable to noncontrolling interest	—	(1)	1
Net loss attributable to Hexion Inc.	$(38)	$(40)	$(223)
See Notes to Consolidated Financial Statements

HEXION INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
(In millions)	2016	2015	2014
Net loss	$(38)	$(39)	$(224)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(23)	(88)	(61)
(Loss) gain recognized from pension and postretirement benefits	(1)	—	4
Other comprehensive loss	(24)	(88)	(57)
Comprehensive loss	(62)	(127)	(281)
Comprehensive (income) loss attributable to noncontrolling interest	—	(1)	1
Comprehensive loss attributable to Hexion Inc.	$(62)	$(128)	$(280)
See Notes to Consolidated Financial Statements

HEXION INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2016	2015	2014
Cash flows (used in) provided by operating activities
Net loss	$(38)	$(39)	$(224)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	131	137	144
Gain on dispositions (see Note 12)	(240)	—	—
Gain on extinguishment of debt	(48)	(41)	—
Deferred tax expense (benefit)	2	7	(6)
Gain on step acquisition (see Note 13)	—	(5)	—
Accelerated depreciation and non-cash asset impairments	129	8	5
Unrealized foreign currency (gains) losses	(52)	12	46
Unrealized losses (gains) on pension and postretirement benefit plan liabilities	34	(13)	102
Loss (gain) on sale of assets	7	(4)	(16)
Other non-cash adjustments	3	(4)	(5)
Net change in assets and liabilities:
Accounts receivable	(1)	91	(27)
Inventories	(8)	65	(67)
Accounts payable	27	(21)	(33)
Income taxes payable	17	8	4
Other assets, current and non-current	(22)	24	26
Other liabilities, current and non-current	39	(12)	1
Net cash (used in) provided by operating activities	(20)	213	(50)
Cash flows provided by (used in) investing activities
Capital expenditures	(140)	(175)	(183)
Capitalized interest	(1)	(4)	—
Purchase of businesses, net of cash acquired	—	(7)	(64)
Proceeds from dispositions, net	281	—	—
Proceeds from buyer’s note	75	—	—
Proceeds from sale of (purchases of) investments, net	—	6	(1)
Change in restricted cash	(9)	8	(3)
Disbursement of affiliated loan	—	—	(50)
Repayment of affiliated loan	—	—	50
Funds remitted to unconsolidated affiliates, net	(1)	—	(2)
Proceeds from sale of assets	5	17	20
Net cash provided by (used in) investing activities	210	(155)	(233)
Cash flows (used in) provided by financing activities
Net short-term debt (repayments) borrowings	(22)	(3)	21
Borrowings of long-term debt	644	523	391
Repayments of long-term debt	(856)	(485)	(343)
Long-term debt and credit facility financing fees	(1)	(11)	—
Net cash (used in) provided by financing activities	(235)	24	69
Effect of exchange rates on cash and cash equivalents	(4)	(10)	(9)
(Decrease) increase in cash and cash equivalents	(49)	72	(223)
Cash and cash equivalents (unrestricted) at beginning of year	228	156	379
Cash and cash equivalents (unrestricted) at end of year	$179	$228	$156
Supplemental disclosures of cash flow information
Cash paid for:
Interest, net	$306	$312	$297
Income taxes, net of cash refunds	24	17	29
Non-cash investing activities:
Non-cash assumption of debt on step acquisition (see Note 13)	$—	$18	$—
Acceptance of buyer’s note (see Note 12)	75	—	—

See Notes to Consolidated Financial Statements

HEXION INC.
CONSOLIDATED STATEMENTS OF DEFICIT

(In millions)	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Hexion Inc. Deficit	Non-controlling Interest	Total
Balance at December 31, 2013	$1	$522	$(296)	$130	$(2,429)	$(2,072)	$(1)	$(2,073)
Net loss	—	—	—	—	(223)	(223)	(1)	(224)
Other comprehensive loss	—	—	—	(57)	—	(57)	—	(57)
Stock-based compensation expense (see Note 11)	—	1	—	—	—	1	—	1
Purchase of business from related party under common control (see Note 4)	—	3	—	—	—	3	—	3
Balance at December 31, 2014	1	526	(296)	73	(2,652)	(2,348)	(2)	(2,350)
Net (loss) income	—	—	—	—	(40)	(40)	1	(39)
Other comprehensive loss	—	—	—	(88)	—	(88)	—	(88)
Balance at December 31, 2015	1	526	(296)	(15)	(2,692)	(2,476)	(1)	(2,477)
Net loss	—	—	—	—	(38)	(38)	—	(38)
Other comprehensive loss	—	—	—	(24)	—	(24)	—	(24)
Balance at December 31, 2016	$1	$526	$(296)	$(39)	$(2,730)	$(2,538)	$(1)	$(2,539)

See Notes to Consolidated Financial Statements

HEXION INC.
Notes to Consolidated Financial Statements
(In millions, except share data)
1. Background and Basis of Presentation
Based in Columbus, Ohio, Hexion Inc. (“Hexion” or the “Company”), serves global industrial markets through a broad range of thermoset technologies, specialty products and technical support for customers in a diverse range of applications and industries. At December 31, 2016, the Company had 55 production and manufacturing facilities, with 23 located in the United States. The Company’s business is organized based on the products offered and the markets served. At December 31, 2016, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins.
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
As of December 31, 2016, the Company has elected not to apply push-down accounting of its parent’s basis as a result of the prior combination of Hexion and Momentive Performance Materials Inc. (“MPM”), a former subsidiary of Hexion Holdings.
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
The Company has recorded a noncontrolling interest for the equity interests in consolidated subsidiaries that are not 100% owned.
The Company’s unconsolidated investments accounted for under the equity method of accounting include the following as of December 31, 2016:

•	49.99% interest in Momentive UV Coatings (Shanghai) Co., Ltd, a joint venture that manufactures UV-curable coatings and adhesives in China;

•	50% ownership interest in Hexion Shchekinoazot Holding B.V., a joint venture that manufactures forest products resins in Russia;

•	49% ownership interest in Sanwei Hexion Company Limited, a joint venture that manufactures versatic acid derivatives in China;

•	50% ownership interest in Hexion Australia Pty Ltd, a joint venture which provides urea formaldehyde resins and other products to industrial customers in western Australia; and

•	50% ownership interest in MicroBlend Columbia S.A.S, a joint venture that distributes custom point-of-sale paint mixing systems and paint bases to consumer retail stores in Latin America.
Foreign Currency Translations and Transactions—Assets and liabilities of foreign affiliates are translated at the exchange rates in effect at the balance sheet date. Income, expenses and cash flows are translated at average exchange rates during the year. The Company recognized transaction gains of $10 and losses of $9 and $33 for the years ended December 31, 2016, 2015 and 2014, respectively, which are included as a component of “Net loss.” In addition, gains or losses related to the Company’s intercompany loans payable and receivable denominated in a foreign currency other than the subsidiary’s functional currency that are deemed to be permanently invested are remeasured to cumulative translation and recorded in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets. The effect of translation is included in “Accumulated other comprehensive loss.”
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

 Cash and Cash Equivalents—The Company considers all highly liquid investments that are purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2016 and 2015, the Company had interest-bearing time deposits and other cash equivalent investments of $7 and $37, respectively. The Company’s restricted cash balances consist primarily of amounts on deposit to secure various international lines of credit, as well as amounts deposited to secure certain bank guarantees issued to third parties to guarantee potential obligations of the company primarily related to the completion of tax audits and environmental liabilities. These balances will remain restricted as long as the underlying exposures exist. These amounts are included in the Consolidated Balance Sheets as a component of “Cash and cash equivalents.”
Allowance for Doubtful Accounts—The allowance for doubtful accounts is estimated using factors such as customer credit ratings and past collection history. Receivables are charged against the allowance for doubtful accounts when it is probable that the receivable will not be collected.
Inventories—Inventories are stated at lower of cost or market using the first-in, first-out method. Costs include direct material, direct labor and applicable manufacturing overheads, which are based on normal production capacity. Abnormal manufacturing costs are recognized as period costs and fixed manufacturing overheads are allocated based on normal production capacity. An allowance is provided for excess and obsolete inventories based on management’s review of inventories on-hand compared to estimated future usage and sales. Inventories in the Consolidated Balance Sheets are presented net of an allowance for excess and obsolete inventory of $9 and $7 at December 31, 2016 and 2015, respectively.
Deferred Expenses—Deferred debt financing costs are included in “Long-term debt” in the Consolidated Balance Sheets, with the exception of deferred financing costs related to revolving line of credit arrangements, which are included in “Other long-term assets” in the Consolidated Balance Sheets. These costs are amortized over the life of the related debt or credit facility using the effective interest method. Upon extinguishment of any debt, the related debt issuance costs are written off. At December 31, 2016 and 2015, the Company’s unamortized deferred financing costs included in “Other long-term assets” were $9 and $8, respectively, and unamortized deferred financing costs included in “Long-term debt” were $38 and $51, respectively.
Property and Equipment—Land, buildings and machinery and equipment are stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of properties (the average estimated useful lives for buildings and machinery and equipment are 20 years and 15 years, respectively). Assets under capital leases are amortized over the lesser of their useful life or the lease term. Major renewals and betterments are capitalized. Maintenance, repairs, minor renewals and turnarounds (periodic maintenance and repairs to major units of manufacturing facilities) are expensed as incurred. When property and equipment is retired or disposed of, the asset and related depreciation are removed from the accounts and any gain or loss is reflected in operating income. The Company capitalizes interest costs that are incurred during the construction of property and equipment. Depreciation expense was $119, $124 and $130 for the years ended December 31, 2016, 2015 and 2014, respectively. Additionally, for the year ended December 31, 2016, $129 of accelerated depreciation was recorded as a result of shortening the estimated useful lives of certain long-lived assets related to planned facility rationalizations during the year. Lastly, for the years ended December 31, 2016, 2015 and 2014, “Accounts payable” in the Consolidated Statements of Cash Flows was increased by $4, decreased by $4 and decreased by $7, respectively, to reflect invoiced but unpaid capital expenditures at each respective year-end as a non-cash investing activity.
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
Long-Lived and Amortizable Intangible Assets
There were no long-lived asset impairments recorded during the year ended December 31, 2016. During the years ended December 31, 2015 and 2014, the Company recorded long-lived asset impairments of $6 and $5, respectively, which are included in “Asset impairments” in the Consolidated Statements of Operations (see Note 6).

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
As of October 1, 2016 and 2015, the estimated fair value of each of the Company’s reporting units was deemed to be substantially in excess of the carrying amount of assets (including goodwill) and liabilities assigned to each reporting unit.
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
Research and Development Costs—Funds are committed to research and development activities for technical improvement of products and processes that are expected to contribute to future earnings. All costs associated with research and development are charged to expense as incurred. Research and development and technical service expense was $59, $65 and $72 for the years ended December 31, 2016, 2015 and 2014, respectively, and is included in “Selling, general and administrative expense” in the Consolidated Statements of Operations.

Business Realignment Costs—The Company incurred “Business realignment costs” totaling $55, $16 and $47 for the years ended December 31, 2016, 2015 and 2014, respectively. For the year ended December 31, 2016, these costs primarily included costs related to the rationalization at our Norco, LA manufacturing facility and costs related to certain in-process cost reduction programs. For the year ended December 31, 2015, these costs primarily included expenses related to certain in-process cost reduction programs, as well as costs for environmental remediation at certain formerly owned locations. For the year ended December 31, 2014, these costs primarily included expenses from the Company’s newly implemented restructuring and cost optimization programs, as well as costs for environmental remediation at certain formerly owned locations.
Pension and Other Non-Pension Postretirement Benefit Liabilities—Pension and other non-pension postretirement benefit (“OPEB”) assumptions are significant inputs to the actuarial models that measure pension and OPEB benefit obligations and related effects on operations. Two assumptions, discount rate and expected return on assets, are important elements of plan expense and asset/liability measurement. The Company evaluates these critical assumptions at least annually on a plan and country-specific basis. The Company periodically evaluates other assumptions involving demographic factors, such as retirement age, mortality and turnover, and updates them to reflect the Company's experience and expectations for the future. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.

Accumulated and projected benefit obligations are measured as the present value of future cash payments. The Company discounts these cash payments using a split-rate interest approach. This approach uses multiple interest rates from market-observed forward yield curves which correspond to the estimated timing of the related benefit payments. Lower discount rates increase present values and subsequent-year pension expense; higher discount rates decrease present values and subsequent-year pension and OPEB expense.
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
Upon the Company’s annual remeasurement of its pension and OPEB liabilities in the fourth quarter, or on an interim basis as triggering events warrant remeasurement, the Company immediately recognizes gains and losses as a mark-to-market (“MTM”) gain or loss through earnings. As such, the Company’s net periodic pension and OPEB expense consists of i) service cost, interest cost, expected return on plan assets, amortization of prior service cost/credits recognized on a quarterly basis and ii) MTM adjustments recognized annually in the fourth quarter upon remeasurement of pension and OPEB liabilities or when triggering events warrant remeasurement.
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
Stock-Based Compensation—Stock-based compensation cost is measured at the grant date based on the fair value of the award which is amortized as expense over the requisite service period on a graded-vesting basis (see Note 11).
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
Subsequent Events—The Company has evaluated events and transactions subsequent to December 31, 2016 through the date of issuance of its Consolidated Financial Statements.
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

In August 2016, the FASB issued Accounting Standards Board Update No. 2016-15: Statement of Cash Flows (Topic 230) (“ASU 2016-15”) as part of the FASB simplification initiative. ASU 2016-15 provides guidance on treatment in the statement of cash flows for eight specific cash flow topics, with the objective of reducing existing diversity in practice. Of the eight cash flow topics addressed in the new guidance, the topics expected to have an impact on the Company include debt prepayment or debt extinguishment costs, proceeds from the settlement of insurance claims and distributions received from equity method investees. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period, and early adoption is permitted. The Company is currently assessing the potential impact of ASU 2016-15 on its financial statements.
In November 2016, the FASB issued Accounting Standards Board Update No. 2016-18: Statement of Cash Flows (Topic 230) Restricted Cash (“ASU 2016-18”) as part of the FASB simplification initiative. ASU 2016-18 requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of period total amounts shown on the statement of cash flows. ASU 2016-18 also requires supplemental disclosure regarding the nature of restrictions on a company’s cash and cash equivalents, such as the purpose and terms of the restriction, expected duration of the restriction and the amount of cash subject to restriction. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period, and early adoption is permitted. The Company is currently assessing the potential impact of ASU 2016-18 on its financial statements.

Newly Adopted Accounting Standards
In August 2014, the FASB issued Accounting Standards Board Update No. 2014-15: Presentation of Financial Statements - Going Concern - Disclosures of Uncertainties about an entity's Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides new guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards and to provide related footnote disclosures. This new guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company adopted the requirements of ASU 2014-15 as of December 31, 2016, which did not impact the Company’s financial statements or disclosure.
3. Business Realignment Costs

Norco

In the first quarter of 2016, the Company announced a planned rationalization at its Norco, LA manufacturing facility within its Epoxy, Phenolic and Coating Resins segment, and production was ceased at this facility during the second quarter of 2016. The Company has finalized agreements to exit this facility in 2017.

During the year ended December 31, 2016, Company recorded costs of $24 related to the early termination of certain contracts for utilities, site services, raw materials and other items related to this facility rationalization. These costs are included in “Business realignment costs” in the Consolidated Statements of Operations. As of December 31, 2016, $18 of these costs were included in “Other current liabilities” and $3 of these costs were included in “Accounts payable” in the Consolidated Balance Sheets.

As a result of the Norco, LA facility rationalization, the estimated useful lives of certain long-lived assets related to this facility were shortened, and consequently, during the twelve months ended December 31, 2016, the Company incurred $76 of accelerated depreciation related to these assets, which is included in “Cost of sales” in the Consolidated Statements of Operations.

In addition, at June 30, 2016 the Company recorded a conditional asset retirement obligation (“ARO”) of $30 related to certain contractually obligated future demolition, decontamination and repair costs associated with this facility rationalization. This resulted in an additional $30 of accelerated depreciation related to this ARO for the year ended December 31, 2016, which is also included in “Cost of sales” in the Consolidated Statements of Operations. In the third quarter of 2016, this ARO liability was reduced by $11 as a result of revised cost estimates, primarily due to a reduction in the scope of expected future demolition. This $11 reduction in costs is included in “Business realignment costs” in the Consolidated Statements of Operations for the year ended December 31 2016. As of December 31, 2016, the outstanding ARO liability of $13 was included in “Other current liabilities” and $2 was included in “Accounts payable” in the Consolidated Balance Sheets.

Lastly, during the year ended December 31, 2016, the Company incurred additional costs of $16 related to abnormal production overhead, severance and other expenses to the facility closure. These costs are included in “Business realignment costs” in the Consolidated Statements of Operations.

Oilfield

In addition, during the third quarter of 2016, the Company indefinitely idled two oilfield manufacturing facilities within its Epoxy, Phenolic and Coating Resins segment, and production was ceased at these facilities. As a result, the estimated useful lives of certain long-lived assets related to these facilities were shortened, and consequently, during the year ended December 31, 2016, the Company incurred $21 of accelerated depreciation related to these assets, which is included in “Cost of sales” in the Consolidated Statements of Operations.

Other

Also included within “Business realignment costs” in the Consolidated Statements of Operations for the year ended December 31, 2016 are miscellaneous severance, environmental and other costs related to certain in-process cost reduction programs.
4. Related Party Transactions
Administrative Service, Management and Consulting Arrangement
The Company is subject to a Management Consulting Agreement with Apollo (the “Management Consulting Agreement”) that renews on an annual basis, unless notice to the contrary is given by either party. Under the Management Consulting Agreement, the Company receives certain structuring and advisory services from Apollo and its affiliates. The Management Consulting Agreement provides indemnification to Apollo, its affiliates and their directors, officers and representatives for potential losses arising from these services. Apollo is entitled to an annual fee equal to the greater of $3 or 2% of the Company’s Adjusted EBITDA. Apollo elected to waive charges of any portion of the annual management fee due in excess of $3 for the years ended December 31, 2016, 2015 and 2014.
During each of the years ended December 31, 2016, 2015 and 2014, the Company recognized expense under the Management Consulting Agreement of $3. This amount is included in “Other operating expense (income), net” in the Company’s Consolidated Statements of Operations.

Transactions with MPM
Shared Services Agreement
On October 1, 2010, the Company entered into a shared services agreement with Momentive Performance Materials Inc. (‘MPM”) (which, from October 1, 2010 through October 24, 2014, was a subsidiary of Hexion Holdings), as amended in October 2014 (the “Shared Services Agreement”). Under this agreement, the Company provides to MPM, and MPM provides to the Company, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between the Company and MPM. The Shared Services Agreement was renewed for one year starting October 2016 and is subject to termination by either the Company or MPM, without cause, on not less than 30 days’ written notice, and expires in October 2017 (subject to one-year renewals every year thereafter; absent contrary notice from either party).
Pursuant to the Shared Services Agreement, during the years ended December 31, 2016, 2015 and 2014, the Company incurred approximately $63, $70 and $131, respectively, of net costs for shared services and MPM incurred approximately $50, $60 and $99, respectively, of net costs for shared services. Included in the net costs incurred during the years ended December 31, 2016, 2015 and 2014, were net billings from the Company to MPM of $30, $35 and $49, respectively, to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to the applicable allocation percentage. The allocation percentage for 2016 changed from 2015 from 54% to 56% for the Company and 46% to 44% for MPM. The scope of services and allocation percentages are reviewed by the Steering Committee pursuant to the terms of the Shared Services Agreement. The Company had accounts receivable from MPM of $5 and $7 as of December 31, 2016 and 2015, respectively, and no accounts payable to MPM.
Sales and Purchases of Products and Services with MPM
The Company also sells products to, and purchases products from, MPM. During the years ended December 31, 2016, 2015 and 2014, the Company sold less than $1, $1 and $1, respectively, of products to MPM and purchased $1, $3 and $8, respectively. As both of December 31, 2016 and 2015, the Company had less than $1 of accounts receivable from MPM and less than $1 of accounts payable to MPM related to these agreements.

Other Transactions with MPM

In April 2014, the Company purchased 100% of the interests in MPM’s Canadian subsidiary for a purchase price of approximately $12. As a part of the transaction the Company also entered into a non-exclusive distribution agreement with a subsidiary of MPM, whereby the Company acts as a distributor of certain MPM products in Canada. The agreement has a term of 10 years, and is cancelable by either party with 180 days’ notice. The Company is compensated for acting as distributor at a rate of 2% of the net selling price of the related products sold. During the years ended December 31, 2016 and 2015, the Company purchased approximately $26 and $28, respectively, of products from MPM under this distribution agreement, and earned $1 from MPM as compensation for acting as distributor of the products. As of both December 31, 2016 and 2015, the Company had $2 of accounts payable to MPM related to the distribution agreement.

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
Purchases and Sales of Products and Services with Affiliates Other than MPM
The Company sells products to various Apollo affiliates other than MPM. These sales were $6, $59 and $114 for the years ended December 31, 2016, 2015 and 2014, respectively. Accounts receivable from these affiliates were less than $1 at both December 31, 2016 and 2015. The Company also purchases raw materials and services from various Apollo affiliates other than MPM. These purchases were less than $1, $3 and $5 for the years ended December 31, 2016, 2015 and 2014, respectively. The Company had accounts payable to these affiliates of less than $1 at both December 31, 2016 and 2015.
Participation of Apollo Global Securities in Refinancing Transactions
In April 2015, Apollo Global Securities, LLC (“AGS”), an affiliate of Apollo, acted as one of the initial purchasers and received less than $1 in connection with the sale of the $315 aggregate principal amount of the Company’s 10.00% First-Priority Senior Secured Notes due 2020.
Other Transactions and Arrangements
The Company sells finished goods to, and purchases raw materials from, HA-International, LLC (“HAI”), a former foundry joint venture between the Company and HA-USA Inc. (“HA-USA”). The Company also provides toll-manufacturing and other services to HAI. On May 31, 2016, the Company sold its 50% investment in HAI to HA-USA (see Note 12), and as of June 1, 2016, HAI is no longer a related party. Previous to this sale, the Company’s investment in HAI was recorded under the equity method of accounting, and the related sales and purchases were not eliminated from the Consolidated Financial Statements. However, any profit on these transactions was eliminated in the Consolidated Financial Statements to the extent of the Company’s 50% interest in HAI.

Through the date of the sale of the Company’s investment in HAI to HA-USA, sales and services provided to HAI were $26, $72 and $107 for the years ended December 31, 2016, 2015 and 2014, respectively. Accounts receivable from HAI were $1 at December 31, 2015. Purchases from HAI were $4, $16 and $36 for the years ended December 31, 2016, 2015 and 2014, respectively. The Company had accounts payable to HAI of $1 at December 31, 2015. Additionally, HAI declared dividends to the Company of $4 and $19 during the years ended December 31, 2016 and 2015, respectively. No amounts remain outstanding related to these previously declared dividends as of December 31, 2016.
The Company’s purchase contracts with HAI represented a significant portion of HAI’s total revenue, and this factor resulted in the Company absorbing the majority of the risk from potential losses or the majority of the gains from potential returns. However, the Company did not have the power to direct the activities that most significantly impact HAI, and therefore, did not consolidate HAI. The carrying value of HAI’s assets and liabilities were $44 and $14, respectively, at December 31, 2015.
In 2013, the Company and HAI resolved a dispute regarding raw material pricing. As part of the resolution, the Company provided discounts to HAI on future purchases of dry and liquid resins totaling $16 over a period of three years. During the year ended December 31, 2016, the Company issued $1 of discounts to HAI under this agreement. As of December 31, 2016, no amounts remained outstanding under this agreement. As of December 31, 2015, $1 remained outstanding under this agreement, all of which is classified in “Other current liabilities” in the Consolidated Balance Sheets.
The Company sells products and provides services to, and purchases products from, its other joint ventures which are recorded under the equity method of accounting. These sales were $17, $33, and $27 for the years ended December 31, 2016, 2015 and 2014, respectively. Accounts receivable from these joint ventures were $7 and $10 at December 31, 2016 and 2015, respectively. These purchases were $13, $33, and $26 for the years ended December 31, 2016, 2015 and 2014, respectively. The Company had accounts payable to these joint ventures of $1 and $2 at December 31, 2016 and 2015, respectively.
The Company had a loan receivable of $6 and royalties receivable of $2 as of both December 31, 2016 and 2015 from its unconsolidated forest products joint venture in Russia.

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
5. Goodwill and Intangible Assets
The Company’s gross carrying amount and accumulated impairments of goodwill consist of the following as of December 31, 2016 and 2015:

	2016				2015
	Gross Carrying Amount	Accumulated Impairments	Accumulated Foreign Currency Translation	Net Book Value	Gross Carrying Amount	Accumulated Impairments	Accumulated Foreign Currency Translation	Net Book Value
Epoxy, Phenolic and Coating Resins	$111	$(57)	$—	$54	$111	$(57)	$—	$54
Forest Products Resins	81	—	(14)	67	81	—	(13)	68
Total	$192	$(57)	$(14)	$121	$192	$(57)	$(13)	$122
The changes in the net carrying amount of goodwill by segment for the years ended December 31, 2016 and 2015 are as follows:

	Epoxy, Phenolic and Coating Resins	Forest Products Resins	Total
Goodwill balance at December 31, 2014	$46	$73	$119
Acquisitions	10	—	10
Foreign currency translation	(2)	(5)	(7)
Goodwill balance at December 31, 2015	54	68	122
Foreign currency translation	—	(1)	(1)
Goodwill balance at December 31, 2016	$54	$67	$121

In 2015, the Company acquired the remaining 50% interest in Momentive Union Specialty Chemicals Ltd, a joint venture in China, from its joint venture partner, and the allocation of fair value to the assets acquired and liabilities assumed at the date of acquisition resulted in $10 being allocated to goodwill (see Note 13).
The Company’s intangible assets with identifiable useful lives consist of the following as of December 31, 2016 and 2015:

	2016				2015
	Gross Carrying Amount	Accumulated Impairments	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Impairments	Accumulated Amortization	Net Book Value
Patents and technology	$112	$—	$(91)	$21	$112	$—	$(85)	$27
Customer lists and contracts	109	(17)	(75)	17	109	(17)	(69)	23
Other	25	—	(11)	14	25	—	(10)	15
Total	$246	$(17)	$(177)	$52	$246	$(17)	$(164)	$65
The impact of foreign currency translation on intangible assets is included in accumulated amortization.
Total intangible amortization expense for the years ended December 31, 2016, 2015 and 2014 was $12, $13 and $14, respectively.
Estimated annual intangible amortization expense for 2017 through 2021 is as follows:

2017	$10
2018	8
2019	8
2020	8
2021	3
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

Recurring Fair Value Measurements
As of December 31, 2016, the Company had derivative liabilities of less than $1, which were measured using Level 2 inputs, and consist of derivative instruments transacted primarily in over-the-counter markets. There were no transfers between Level 1, Level 2 or Level 3 measurements during the years ended December 31, 2016 and 2015.
The Company calculates the fair value of its Level 2 derivative liabilities using standard pricing models with market-based inputs, adjusted for nonperformance risk. When its financial instruments are in a liability position, the Company evaluates its credit risk as a component of fair value. At December 31, 2016 and 2015, no adjustment was made by the Company to reduce its derivative liabilities for nonperformance risk.
When its financial instruments are in an asset position, the Company is exposed to credit loss in the event of nonperformance by other parties to these contracts and evaluates their credit risk as a component of fair value.

Non-recurring Fair Value Measurements
Long-Lived and Amortizable Intangible Assets
Following is a summary of losses as a result of the Company measuring long-lived assets at fair value on a non-recurring basis during the years ended December 31, 2016, 2015 and 2014, all of which were valued using Level 3 inputs.

	Year Ended December 31,
	2016	2015	2014
Long-lived assets held and used	$—	$4	$5
Long-lived assets held for disposal/abandonment	—	2	—
Total	$—	$6	$5
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
Non-derivative Financial Instruments
The following table summarizes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	Carrying Amount(1)	Fair Value
		Level 1	Level 2	Level 3	Total
December 31, 2016
Debt	$3,542	$—	$3,134	$9	$3,143
December 31, 2015
Debt	$3,829	$—	$2,560	$10	$2,570

(1)	Debt carrying amounts exclude unamortized deferred debt issuance costs.

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

7. Debt and Lease Obligations
Debt outstanding at December 31, 2016 and 2015 is as follows:

	2016		2015
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
ABL Facility	$—	$—	$—	$—
Senior Secured Notes:
6.625% First-Priority Senior Secured Notes due 2020 (includes $3 and $4 of unamortized debt premium at December 31, 2016 and 2015, respectively)	1,553	—	1,554	—
10.00% First-Priority Senior Secured Notes due 2020	315	—	315	—
8.875% Senior Secured Notes due 2018 (includes $1 and $2 of unamortized discount at December 31, 2016 and 2015, respectively)	706	—	995	—
9.00% Second-Priority Senior Secured Notes due 2020	574	—	574	—
Debentures:
9.2% debentures due 2021	74	—	74	—
7.875% debentures due 2023	189	—	189	—
Other Borrowings:
Australia Facility due 2017 at 4.1% and 4.5% at December 31, 2016 and 2015, respectively	—	51	29	3
Brazilian bank loans at 11.2% and 10.9% at December 31, 2016 and 2015, respectively	14	26	5	42
Capital Leases	7	2	9	1
Other at 5.1% and 4.7% at December 31, 2016 and 2015, respectively	3	28	5	34
Unamortized debt issuance costs	(38)	—	(51)	—
Total	$3,397	$107	$3,698	$80
2017 Refinancing Transactions
In response to its upcoming 2018 debt maturities, the Company undertook the following actions in early 2017:

•
On February 8, 2017, the Company issued $485 aggregate principal amount of 10.375% First-Priority Senior Secured Notes due 2022 (the “New First Lien Notes”) and $225 aggregate principal amount of 13.75% Senior Secured Notes due 2022 (the “New Senior Secured Notes”). Upon the closing of these offerings, the Company satisfied and discharged its obligations under the Old Senior Secured Notes by depositing the net proceeds from these offerings, together with cash on its balance sheet, with the trustee for the Old Senior Secured Notes for the purpose of redeeming all of the Company’s outstanding Old Senior Secured Notes, which redemption will occur on March 10, 2017.

•
The Company also amended and restated its ABL Facility in December 2016 with modifications to, among other things, permit the refinancing of the Old Senior Secured Notes. In connection with the issuance of the new notes in February 2017, certain lenders under the ABL Facility provided extending revolving credit facility commitments in an aggregate principal amount of $350 with a maturity date of December 5, 2021 (subject to certain early maturity triggers), the existing commitments were terminated and the size of the ABL Facility was reduced from $400 to $350.

These transactions are collectively referred to as the “2017 Refinancing Transactions.”
2016 Debt Transactions

During 2016, the Company repurchased $290 of its Old Senior Secured Notes on the open market for cash of $240. These transactions resulted in a gain of $48, which represents the difference between the carrying value of the repurchased debt and the cash paid for the repurchases, less the proportionate amount of unamortized deferred financing fees and debt discounts that were written off in conjunction with the repurchases. This amount is recorded in “Gain on debt extinguishment” in the Consolidated Statements of Operations.

2015 Debt Transactions

In April 2015, the Company issued $315 aggregate principal amount of 10.00% First-Priority Senior Secured Notes due 2020 (the “10.00% First Lien Notes”). The Company used the net proceeds to redeem or repay all $40 of its outstanding 8.375% Sinking Fund Debentures due 2016, and to repay all amounts outstanding under its ABL Facility at the closing of the offering.

The 10.00% First Lien Notes are secured by first-priority liens on collateral that generally includes most of the Company and its domestic subsidiaries’ assets other than inventory and accounts receivable and related assets and by second-priority liens on the domestic portion of the collateral for the ABL Facility, which generally includes most of the inventory and accounts receivable and related assets of the Company, its domestic subsidiaries and certain of its foreign subsidiaries, in each case subject to certain exceptions and permitted liens.

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

During 2015, the Company repurchased $203 of its Old Senior Secured Notes on the open market for total cash of $160. These transactions resulted in a gain of $41, which represents the difference between the carrying value of the repurchased debt and the cash paid for the repurchases, less the proportionate amount of unamortized deferred financing fees and debt discounts that were written off in conjunction with the repurchases. This amount is recorded in “Gain on debt extinguishment” in the Consolidated Statements of Operations.
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
In December 2016, the Company amended and restated the ABL Facility, with modifications to, among other things, permit the refinancing of the Old Senior Secured Notes with new first-priority senior secured notes, new senior secured notes and/or other secured or unsecured indebtedness. In connection with the issuance of the new notes in February 2017, certain lenders under the ABL Facility provided extended revolving facility commitments in an aggregate principal amount of approximately $350 with a maturity date of December 5, 2021 (subject to the early maturity triggers described below), the existing commitments were terminated and the size of the ABL Facility was reduced from $400 to $350.
As amended, the ABL Facility has a maturity date of December 5, 2021 unless, if 91 days prior to the scheduled maturity of the 6.625% First-Priority Senior Notes due 2020 and the 10.00% First Lien Notes, more than $50 aggregate principal amount of these notes are outstanding, in which case the ABL Facility will mature on such earlier date. Additionally, if 91 days prior to the scheduled maturity of the 9.00% Second-Priority Senior Secured Notes due 2020, more than $50 aggregate principal amount of these notes are outstanding, the ABL Facility will mature on such earlier date.
Availability under the ABL Facility is $350, subject to a borrowing base based on a specified percentage of eligible accounts receivable and inventory. In 2015, the ABL Facility was amended to include up to $80 of certain international property plant and equipment as collateral. The borrowers under the ABL Facility include the Company and Hexion Canada Inc., Hexion B.V., Hexion UK Limited and Borden Chemical UK Limited, each a wholly owned subsidiary of the Company. In 2015, the ABL Facility was also amended to include Hexion Gmbh as a borrower.
The ABL Facility bears interest at a floating rate based on, at the Company's option, an adjusted LIBOR rate plus an initial applicable margin of 2.25% or an alternate base rate plus an initial applicable margin of 1.25%. From and after the date of delivery of the Company's financial statements for the first fiscal quarter ended after the effective date of the ABL Facility, the applicable margin for such borrowings will be adjusted depending on the availability under the ABL Facility. As of December 31, 2016, the applicable margin for LIBOR rate loans was 1.75% and for alternate base rate loans was 0.75%. In addition to paying interest on outstanding principal under the ABL Facility, the Company is required to pay a commitment fee to the lenders in respect of the unutilized commitments at an initial rate equal to 0.50% per annum, subject to adjustment depending on the usage. The ABL Facility does not have any financial maintenance covenants, other than a fixed charge coverage ratio of 1.0 to 1.0 that only applies if availability under the ABL Facility is less than the greater of (a) $35 and (b) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time. The fixed charge coverage ratio under the credit agreement governing the ABL Facility is generally defined as the ratio for the most recent four consecutive fiscal quarters of (a) Adjusted EBITDA minus non-financed capital expenditures and cash taxes to (b) debt service plus cash interest expense plus certain restricted payments, each measured for the four most recent quarters in which financial statements have been delivered. The ABL Facility is secured by, among other things, first-priority liens on most of the inventory and accounts receivable and related assets of the Company, its domestic subsidiaries and certain of its foreign subsidiaries (the “ABL Priority Collateral”), and by second-priority liens on certain collateral that generally includes most of the Company’s, its domestic subsidiaries’ and certain of its foreign subsidiaries’ assets other than the ABL Priority Collateral, in each case subject to certain exceptions and permitted liens. Available borrowings under the ABL Facility were $299 as of December 31, 2016, and there were no outstanding borrowings and $35 of outstanding letters of credit under the ABL Facility as of December 31, 2016.
Senior Secured Notes
First-Priority Senior Secured Notes
In March 2012, the Company issued $450 aggregate principal amount of 6.625% First-Priority Senior Secured Notes due 2020 at an issue price of 100%. In January 2013, the Company issued an additional $1,100 aggregate principal amount of 6.625% First-Priority Senior Secured Notes due 2020 at an issue price of 100.75% (the “First-Priority Senior Secured Notes”).

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
10.00% First-Priority Senior Secured Notes
In April 2015, the Company issued $315 aggregate principal amount of 10.00% First-Priority Senior Secured Notes due 2020 (the “10.00% First Lien Notes”). The Company used the net proceeds to redeem or repay all $40 of its outstanding 8.375% Sinking Fund Debentures due 2016, and to repay all amounts outstanding under its ABL facility at the closing of the offering.

The 10.00% First Lien Notes are due April 15, 2020 and are secured by first-priority liens on collateral that generally includes most of the Company and its domestic subsidiaries’ assets other than inventory and accounts receivable and related assets and by second-priority liens on the domestic portion of the collateral for the ABL Facility, which generally includes most of the inventory and accounts receivable and related assets of the Company, its domestic subsidiaries and certain of its foreign subsidiaries, in each case subject to certain exceptions and permitted liens.
8.875% Senior Secured Notes
In January 2010, through the Company’s wholly owned finance subsidiaries, Hexion U.S. Finance Corp. and Hexion Nova Scotia Finance, ULC, the Company issued $1,000 aggregate principal amount of the Old Senior Secured Notes. In January 2013 the Company also issued $200 aggregate principal amount of Old Senior Secured Notes at an issue price of 100%, to lenders in exchange for loans of Hexion LLC, which were retired in full.
The priority of the collateral liens securing the 8.875% Senior Secured Notes is senior to the collateral liens securing the existing Second-Priority Senior Secured Notes, and is junior to the collateral liens securing the Company’s First-Priority Senior Secured Notes.
On February 8, 2017, the Company satisfied and discharged its obligations under the Old Senior Secured Notes by depositing the net proceeds of the offerings of the New First Lien Notes and New Senior Secured Notes, together with cash on its balance sheet, with the trustee for the Old Senior Secured Notes for the purpose of redeeming all of the Company’s outstanding aggregate principal amount of Old Senior Secured Notes, which redemption will occur on March 10, 2017.
Second-Priority Senior Secured Notes
In November 2010, through the Company’s wholly owned finance subsidiaries, Hexion U.S. Finance Corp. and Hexion Nova Scotia Finance, ULC, the Company refinanced its existing 9.75% Second-Priority Senior Secured Notes due 2014 (the “Old Second Lien Notes”) through the issuance of $574 aggregate principal amount of 9.00% Second-Priority Senior Secured Notes due 2020, which mature on November 15, 2020 (the “New Second Lien Notes”). $440 aggregate principal amount was offered through a private placement with unaffiliated investors (the “Offering”). The remaining $134 aggregate principal amount of the New Second Lien Notes was issued in exchange for $127 aggregate principal amount of the Old Second Lien Notes that were held by an affiliate of Apollo Global Management, LLC at the time of the Offering (the “Apollo Exchange”). The exchange ratio was determined based on the consideration offered to holders of the Old Second Lien Notes to redeem the Old Second Lien Notes, which was intended to give Apollo an aggregate value equivalent to that which it would have received if it had received the total consideration upon the Company’s redemption of the Old Second Lien Notes and used the proceeds received to invest in the New Second Lien Notes. The new debt issued to Apollo has the same terms as the notes issued by the Company in the Offering.
Debentures

	Origination Date	Interest Payable	Early Redemption
9.2% debentures due 2021	March 1991	March 15 September 15	None
7.875% debentures due 2023	May 1993	February 15 August 15	None
Other Borrowings
The Company’s Australian Term Loan Facility has a variable interest rate equal to the 90 day Australian or New Zealand Bank Bill Rates plus an applicable margin. The agreement also provides access to a $7 revolving credit facility. There were no outstanding borrowings under the revolving credit facility at December 31, 2016 or 2015.
The Brazilian bank loans represent various bank loans, primarily for working capital purposes and to finance the construction of manufacturing facilities.
The Company’s capital leases are classified as debt on the Consolidated Balance Sheets and range from one to fifteen year terms for equipment, pipeline, land and buildings. The Company’s operating leases consist primarily of vehicles, equipment, tank cars, land and buildings.

General
The Company and certain of its domestic subsidiaries have pledged, to the applicable collateral agents, 100% of non-voting and 65% of voting equity interests in the Company’s and such domestic subsidiaries’ first-tier foreign subsidiaries, in each case to secure the obligations of the Company and the other domestic obligors under the ABL Facility, the 6.625% First-Priority Senior Secured Notes, the 10.00% First Lien Notes, the New First Lien Notes, the New Senior Secured Notes and the 9.00% Second-Priority Senior Secured Notes.
As of December 31, 2016, the Company was in compliance with all covenants included in the agreements governing its outstanding indebtedness, including the ABL Facility.
As of December 31, 2016, the Company did not satisfy the Adjusted EBITDA to fixed charges incurrence test contained within the indentures that govern our 6.625% First-Priority Senior Secured Notes, 10.00% First Lien Notes, Old Senior Secured Notes and 9.00% Second-Priority Senior Secured Notes. As a result, the Company is subject to restrictions on its ability to incur additional indebtedness or to make investments; however, there are exceptions to these restrictions, including exceptions that permit indebtedness under the ABL Facility (available borrowings of which were $299 at December 31, 2016).
Scheduled Maturities
Aggregate maturities of debt, minimum payments under capital leases and minimum rentals under operating leases at December 31, 2016 for the Company are as follows:

Year	Debt	Minimum Rentals Under Operating Leases	Minimum Payments Under Capital Leases
2017	$105	$25	$3
2018 (1)	712	17	2
2019	5	10	2
2020	2,442	6	5
2021	77	5	—
2022 and thereafter (1)	189	5	1
Total minimum payments	$3,530	$68	13
Less: Amount representing interest			(4)
Present value of minimum payments			$9

(1)
2018 debt maturities include $706 related to the Old Senior Secured Notes, which will be redeemed in March 2017 as part of the 2017 Refinancing Transactions, and replaced by $710 in new notes which mature in 2022.

The Company’s operating leases consist primarily of vehicles, equipment, land and buildings. Rental expense under operating leases amounted to $32, $35, and $36 for each of the years ended December 31, 2016, 2015 and 2014, respectively.
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
Indemnities related to the pre-closing operations of sold assets normally do not represent additional liabilities to the Company, but simply serve to protect the buyer from potential liability associated with the Company’s existing obligations at the time of sale. As with any liability, the Company has accrued for those pre-closing obligations that it considers to be probable and reasonably estimable. The amounts recorded at December 31, 2016 and 2015 are not significant.
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
Environmental Institution of Paraná IAP—On August 10, 2005, the Environmental Institute of Paraná (IAP), an environmental agency in the State of Paraná, provided Hexion Quimica Industria, the Company’s Brazilian subsidiary, with notice of an environmental assessment in the amount of 12 Brazilian reais. The assessment related to alleged environmental damages to the Paranagua Bay caused in November 2004 from an explosion on a shipping vessel carrying methanol purchased by the Company. The investigations performed by the public authorities have not identified any actions of the Company that contributed to or caused the accident. The Company responded to the assessment by filing a request to have it cancelled and by obtaining an injunction precluding execution of the assessment pending adjudication of the issue. In November 2010, the Court denied the Company’s request to cancel the assessment and lifted the injunction that had been issued. The Company responded to the ruling by filing an appeal in the State of Paraná Court of Appeals. In March 2012, the Company was informed that the Court of Appeals had denied the Company’s appeal, and on June 4, 2012 the Company filed appeals to the Superior Court of Justice and the Supreme Court of Brazil. In September 2016, the Superior Court of Justice decided that strict liability does not apply to administrative fines issued by environmental agencies and reversed the decision of the State of Paraná Court of Appeals. The Superior Court of Justice remanded the case back to the Court of Appeals to determine if the IAP met its burden of proving negligence by the Company. The Company continues to believe it has strong defenses against the validity of the assessment, and does not believe that a loss is probable. At December 31, 2016, the amount of the assessment, including tax, penalties, monetary correction and interest, is 52 Brazilian reais, or approximately $16.
The following table summarizes all probable environmental remediation, indemnification and restoration liabilities, including related legal expenses, at December 31, 2016 and 2015:

	Liability		Range of Reasonably Possible Costs as of 12/31/16
Site Description	December 31, 2016	December 31, 2015	Low	High
Geismar, LA	$14	$15	$9	$22
Superfund and offsite landfills – allocated share:
Less than 1%	2	1	1	4
Equal to or greater than 1%	6	7	5	13
Currently-owned	4	5	3	10
Formerly-owned:
Remediation	30	33	27	44
Monitoring only	1	—	—	1
Total	$57	$61	$45	$94
These amounts include estimates for unasserted claims that the Company believes are probable of loss and reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of a range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. At both December 31, 2016 and 2015, $13 have been included in “Other current liabilities” in the Consolidated Balance Sheets with the remaining amount included in “Other long-term liabilities.”

Following is a discussion of the Company’s environmental liabilities and the related assumptions at December 31, 2016:
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
Due to the long-term nature of the project, the reliability of timing and the ability to estimate remediation payments, a portion of this liability was recorded at its net present value, assuming a 3% discount rate and a time period of 21 years. The range of possible outcomes is discounted in a similar manner. The undiscounted liability, which is expected to be paid over the next 21 years, is approximately $18. Over the next five years, the Company expects to make ratable payments totaling $6.
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
Sites Under Current Ownership—The Company is conducting environmental remediation at a number of locations that it currently owns, of which ten sites are no longer in operation. As the Company is performing a portion of the remediation on a voluntary basis, it has some control over the costs to be incurred and the timing of cash flows. The Company expects to pay approximately $4 of these liabilities within the next five years, with the remainder over the next ten years. The factors influencing the ultimate outcome include the methods of remediation elected, the conclusions and assessment of site studies remaining to be completed, and the time period required to complete the work. No other parties are responsible for remediation at these sites.
Formerly-Owned Sites—The Company is conducting, or has been identified as a PRP in connection with, environmental remediation at a number of locations that it formerly owned and/or operated. Remediation costs at these former sites, such as those associated with our former phosphate mining and processing operations, could be material. The Company has accrued those costs for formerly-owned sites which are currently probable and reasonably estimable. One such site is the Coronet Industries, Inc. Superfund Alternative Site in Plant City, Florida. The current owner of the site alleged that it incurred environmental costs at the site for which it has a contribution claim against the Company, and that additional future costs are likely to be incurred. The Company signed a settlement agreement with the current owner and past owner of the site, which provides the Company will pay $10 over three annual installments in fulfillment of the contribution claim against the Company for past remediation costs. The Company timely paid the first installment. Additionally, the Company accepted a 40% allocable share of specified future remediation costs at this site. The Company estimates its allocable share of future remediation costs to be approximately $11. The final costs to the Company will depend on the method of remediation chosen, the amount of time necessary to accomplish remediation and the ongoing financial viability of the other PRPs. Currently, the Company has insufficient information to estimate the range of reasonably possible costs related to this site.
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

Non-Environmental Legal Matters
The Company is involved in various legal proceedings in the ordinary course of business and had reserves of $2 and $4 at December 31, 2016 and 2015, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable. At December 31, 2016 and 2015, $1 and $3, respectively, has been included in “Other current liabilities” in the Consolidated Balance Sheets with the remaining amount included in “Other long-term liabilities.”
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

Year	Minimum Annual Purchase Commitments
2017	$218
2018	93
2019	81
2020	81
2021	9
2022 and beyond	74
Total minimum payments	556
Less: Amount representing interest	(40)
Present value of minimum payments	$516

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

The following table presents the change in benefit obligation, change in plan assets and components of funded status for the Company’s defined benefit pension and non-pension postretirement benefit plans for the years ended December 31:

	Pension Benefits				Non-Pension Postretirement Benefits
	2016		2015		2016		2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in Benefit Obligation
Benefit obligation at beginning of year	$249	$492	$281	$564	$7	$9	$9	$11
Service cost	3	14	3	16	—	—	—	—
Interest cost	8	10	10	12	—	1	—	1
Actuarial (gains) losses	5	57	(20)	(31)	—	(1)	—	(1)
Foreign currency exchange rate changes	—	(13)	—	(61)	—	1	—	(2)
Benefits paid	(20)	(10)	(22)	(9)	(1)	—	(1)	—
Reduction due to divestitures	—	(3)	—	—	—	—	—	—
Plan amendments	—	—	—	—	—	—	(1)	—
Expenses paid from assets	—	—	(3)	—	—	—	—	—
Employee contributions	—	1	—	1	—	—	—	—
Other	(3)	—	—	—	—	—	—	—
Benefit obligation at end of year	$242	$548	$249	$492	$6	$10	$7	$9
Change in Plan Assets
Fair value of plan assets at beginning of year	$210	$316	$230	$351	$—	$—	$—	$—
Actual return on plan assets	17	33	(4)	(4)	—	—	—	—
Foreign currency exchange rate changes	—	(10)	—	(37)	—	—	—	—
Employer contributions	3	19	9	14	1	—	1	—
Benefits paid	(20)	(10)	(22)	(9)	(1)	—	(1)	—
Expenses paid from assets	—	—	(3)	—	—	—	—	—
Employee contributions	—	1	—	1	—	—	—	—
Other	(3)	—	—	—	—	—	—	—
Fair value of plan assets at end of year	207	349	210	316	—	—	—	—
Funded status of the plan at end of year	$(35)	$(199)	$(39)	$(176)	$(6)	$(10)	$(7)	$(9)

	Pension Benefits				Non-Pension Postretirement Benefits
	2016		2015		2016		2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Amounts recognized in the Consolidated Balance Sheets at December 31 consist of:
Other current liabilities	$—	$(4)	$(1)	$(5)	$—	$—	$(1)	$—
Long-term pension and post employment benefit obligations	(35)	(195)	(38)	(171)	(6)	(10)	(6)	(9)
Accumulated other comprehensive loss (income)	—	(3)	1	(4)	(2)	2	(3)	2
Net amounts recognized	$(35)	$(202)	$(38)	$(180)	$(8)	$(8)	$(10)	$(7)
Amounts recognized in Accumulated other comprehensive income at December 31 consist of:
Net prior service cost (benefit)	$1	$(4)	$1	$(5)	$(1)	$3	$(1)	$3
Deferred income taxes (benefit) cost	(1)	1	—	1	(1)	(1)	(2)	(1)
Net amounts recognized	$—	$(3)	$1	$(4)	$(2)	$2	$(3)	$2
Accumulated benefit obligation	$242	$504	$249	$458
Accumulated benefit obligation for funded plans	241	350	247	308
Pension plans with underfunded or non-funded accumulated benefit obligations at December 31:
Aggregate projected benefit obligation	$242	$173	$249	$167
Aggregate accumulated benefit obligation	242	164	249	158
Aggregate fair value of plan assets	207	9	210	8
Pension plans with projected benefit obligations in excess of plan assets at December 31:
Aggregate projected benefit obligation	$242	$548	$249	$492
Aggregate fair value of plan assets	207	349	210	316
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
Following are the components of net pension and postretirement (benefit) expense recognized for the years ended December 31, 2016, 2015 and 2014:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2016	2015	2014	2016	2015	2014
Service cost	$3	$3	$3	$14	$16	$14
Interest cost on projected benefit obligation	8	10	11	10	12	17
Expected return on assets	(14)	(15)	(17)	(10)	(13)	(15)
Amortization of prior service cost (benefit)	1	—	—	(1)	—	—
Unrealized actuarial loss (gain)	1	—	29	35	(16)	80
Net (benefit) expense	$(1)	$(2)	$26	$48	$(1)	$96

	Non-Pension Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
	2016	2015	2014	2016	2015	2014
Service cost	$—	$—	$—	$—	$—	$—
Interest cost on projected benefit obligation	—	—	1	1	1	1
Amortization of prior service benefit	(1)	—	—	—	—	—
Unrealized actuarial (gain) loss	—	—	(4)	(1)	(1)	2
Net (benefit) expense	$(1)	$—	$(3)	$—	$—	$3

The following amounts were recognized in “Accumulated other comprehensive loss” during the year ended December 31, 2016:

	Pension Benefits		Non-Pension Postretirement Benefits		Total
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Amortization of prior service (cost) benefit	$(1)	$1	$1	$—	$—	$1
(Gain) loss recognized in accumulated other comprehensive loss, net of tax	$(1)	$1	$1	$—	$—	$1
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
The weighted average rates used to determine the benefit obligations were as follows at December 31, 2016 and 2015:

	Pension Benefits				Non-Pension Postretirement Benefits
	2016		2015		2016		2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	3.9%	1.9%	4.1%	2.3%	3.5%	6.0%	3.4%	5.5%
Rate of increase in future compensation levels	—	2.4%	—	2.4%	—	—	—	—
The weighted average assumed health care cost trend rates are as follows at December 31:
Health care cost trend rate assumed for next year	—	—	—	—	6.8%	5.9%	7.0%	6.2%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	—	—	—	—	4.5%	4.5%	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	—	—	—	—	2029	2030	2029	2030

The weighted average rates used to determine net periodic pension expense (benefit) were as follows for the years ended December 31, 2016, 2015 and 2014:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2016	2015	2014	2016	2015	2014
Discount rate	4.1%	3.7%	4.4%	2.3%	2.2%	3.6%
Rate of increase in future compensation levels	—	—	—	2.4%	3.0%	3.0%
Expected long-term rate of return on plan assets	6.7%	7.0%	7.3%	3.1%	3.8%	4.8%

	Non-Pension Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
	2016	2015	2014	2016	2015	2014
Discount rate	3.4%	3.4%	4.2%	5.5%	6.1%	7.2%
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

	Actual		Target 2017
	2016	2015
Weighted average allocations of U.S. pension plan assets at December 31:
Equity securities	32%	32%	36%
Debt securities	53%	55%	54%
Cash, short-term investments and other	15%	13%	10%
Total	100%	100%	100%
Weighted average allocations of non-U.S. pension plan assets at December 31:
Equity securities	23%	21%	22%
Debt securities	74%	77%	78%
Cash, short-term investments and other	3%	2%	—%
Total	100%	100%	100%

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

Certain investments measured at net asset value (“NAV”), as a practical expedient for fair value, have been excluded from the fair value hierarchy.
The following table presents U.S. pension plan investments measured at fair value on a recurring basis as of December 31, 2016 and 2015:

	Fair Value Measurements Using
	2016				2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total
Large cap equity funds (1)	$—	$35	$—	$35	$—	$38	$—	$38
Small/mid cap equity funds (1)	—	6	—	6	—	5	—	5
International equity funds (1)	—	25	—	25	—	25	—	25
Fixed income securities (1)	—	110	—	110	—	114	—	114
Cash equivalents (2)	—	4	—	4	—	3	—	3
	$—	$180	$—	$180	$—	$185	$—	$185
Investments measured at fair value using net asset value as a practical expedient:
Investment receivable (3)				$12				$—
Other funds (4)				15				25
Total				$207				$210

The following table presents non-U.S. pension plan investments measured at fair value on a recurring basis as of December 31, 2016 and 2015:

	Fair Value Measurements Using
	2016				2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total
Pooled insurance products with fixed income guarantee (1)	$—	$9	$—	$9	$—	$8	$—	$8
	$—	$9	$—	$9	$—	$8	$—	$8
Investments measured at fair value using net asset value as a practical expedient:
Other international equity funds (4)				$82				$65
Other fixed income securities (4)				258				243
Total				$349				$316

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

(3)	Represents receivables from investments in commingled funds sold in the fourth quarter of 2016, subject to a 90 day liquidation period.

(4)
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

Projections of Plan Contributions and Benefit Payments
The Company expects to make contributions totaling $23 to its defined benefit pension plans in 2017.
Estimated future plan benefit payments as of December 31, 2016 are as follows:

	Pension Benefits		Non-Pension Postretirement Benefits
Year	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
2017	$20	$11	$1	$—
2018	20	11	1	—
2019	19	11	1	—
2020	18	12	1	—
2021	18	12	1	—
2022-2026	78	80	2	3
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

The Company incurred expense for contributions under its defined contribution plans of $14, $20 and $17 during the years ended December 31, 2016, 2015 and 2014, respectively.
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
The Company’s liability for these non-qualified benefit plans was $5 and $7 at December 31, 2016 and 2015, and is included in “Other long-term liabilities” in the Consolidated Balance Sheets.
The Company’s German subsidiaries offer a government subsidized early retirement program to eligible associates called Altersteilzeit or ATZ Plans. The German government provides a subsidy in certain cases where the participant is replaced with a qualifying candidate. The Company had liabilities for these arrangements of $1 at both December 31, 2016 and 2015. The Company incurred expense for these plans of less than $1, less than $1 and $1 during the years ended December 31, 2016, 2015 and 2014, respectively.
Also included in the Consolidated Balance Sheets at December 31, 2016 and 2015 are other post-employment benefit obligations relating to long-term disability and for liabilities relating to European jubilee benefit plans of $3 and $4, respectively.

11. Stock Option Plans and Stock Based Compensation
The following is a summary of existing stock based compensation plans and outstanding shares as of December 31, 2016:

Plan Name	Shares Outstanding	Plan Expiration	Vesting Terms/Status	Option Term	Number of Shares Authorized
Resolution Performance 2000 Stock Option Plan		November 2010		8 yrs 30 days	n/a plan expired
Tranche A options	15,955		Fully vested
Tranche B performance options	31,937		Fully vested
Resolution Performance 2000 Non-Employee Directors Option Plan	81,132	November 2010	Fully vested	8 yrs 30 days	n/a plan expired
Resolution Specialty Materials 2004 Stock Option Plan		October 2014		8 yrs 30 days	n/a plan expired
Tranche A options	3,804		Fully vested
Tranche B performance options	7,608		Fully vested
Director options	42,799		Fully vested
BHI Acquisition Corp. 2004 Stock Incentive Plan		August 2014		10 years	n/a plan expired
Tranche A options	837,647		Fully vested
Tranche B performance options	837,647		Fully vested
Director options	56,282		Director grants vest upon IPO / change in control
Hexion LLC 2007 Long-Term Incentive Plan		April 2017			1,700,000
Options to purchase units	195,500		Vest upon attainment of performance targets upon change in control	8 years
Restricted stock units	50,000		Fully vested	N/A
Momentive Performance Materials Holdings LLC 2011 Equity Incentive Plan		February 2021		10 years	20,800,000
Unit Options and Restricted Deferred Units (“RDUs”):
2011 Grant
Tranche A Options and RDUs	Options: 2,177,439		Time-vest ratably over 4 years; Accelerated vesting six months after certain change of control transactions as defined by the 2011 Equity Plan
Tranche B Options and RDUs	Options: 1,088,715 RDUs: 362,902
Performance-based: Vest upon the earlier of i) the two year anniversary from the date of the achievement of the targeted common unit value following certain corporate transactions or ii) the six month anniversary from the date the targeted common unit value is achieved following certain change of control transactions

Tranche C Options and RDUs	Options: 1,088,715 RDUs: 362,902
Performance-based: Vest upon the earlier of i) the one year anniversary from the date of the achievement of the targeted common unit value following certain corporate transactions or ii) the six month anniversary from the date the targeted common unit value is achieved following certain change of control transactions

2013 Grant
Unit Options	4,056,037		Time-vest ratably over 4 years; Accelerated vesting six months after a change of control event as defined by the 2011 Equity Plan	10 years
RDUs	3,199,971
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
In 2011, the Company granted Tranche B and Tranche C Options with performance and market conditions, each with an aggregate grant date fair value of approximately $3. The fair value was estimated at the grant date using a Monte Carlo valuation method, which is a commonly accepted valuation model for awards with market and performance conditions. The Monte Carlo valuation method requires the use of a range of assumptions. The range of risk-free interest rates was 0.16% to 3.44%, expected volatility rates ranged from 34.6% to 41.7% and the dividend rate was 0%. The expected life assumption is not used in the Monte Carlo valuation method, but the output of the model indicated a weighted-average expected life of 9.2 years. As of December 31, 2016 it is not probable the related options will vest. Compensation cost will be recognized over the service period once the satisfaction of the performance condition is probable.
Restricted Deferred Units
In 2013, the Company granted RDUs with performance and market conditions with an aggregate grant date fair value of approximately $4. The fair value was estimated at the grant date using the same Monte Carlo valuation method and assumptions used for the Unit Options. The RDUs have an indefinite life, thus the term used in the valuation model was 30 years, which resulted in a weighted-average expected life of 22 years. As of December 31, 2016, it is not probable the related RDUs will vest. Compensation cost will be recognized over the service period once the satisfaction of the performance condition is probable.
In 2011, the Company granted Tranche A RDUs with an aggregate grant date fair value of approximately $4.
In 2011, the Company granted Tranche B and Tranche C RDUs with performance and market conditions, each with an aggregate grant date fair value of approximately $2. The fair value was estimated at the grant date using the same Monte Carlo valuation method and assumptions used for the Tranche B and Tranche C Options. The RDUs have an indefinite life, thus the term used in the valuation model was 30 years, which resulted in a weighted-average expected life of 21.4 years. As of December 31, 2016 it is not probable the related RDUs will vest. Compensation cost will be recognized over the service period once the satisfaction of the performance condition is probable.
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
The Company recognized share-based compensation expense of less than $1, less than $1 and $1 for the years ended December 31, 2016, 2015 and 2014, respectively. The amounts are included in “Selling, general and administrative expense” in the Consolidated Statements of Operations. The Company expects additional compensation expense of $17, which will be recognized over the vesting period of the underlying share-based awards. Less than $1 is expected to be recognized ratably over a weighted-average period of 1.0 years, while the remaining $17 will be recognized upon an initial public offering or other future contingent event.
Options Activity
Following is a summary of the Company’s stock option plan activity for the year ended December 31, 2016:

	Hexion Holdings Common Units	Weighted Average Exercise Price
Options outstanding at December 31, 2015	11,796,773	$3.99
Options granted	—	$—
Options forfeited	(436,382)	$4.92
Options outstanding at December 31, 2016	11,360,391	$3.97

Exercisable at December 31, 2016	8,579,864	$3.65
Expected to vest at December 31, 2016	37,021	$1.27
At December 31, 2016, exercise prices for options outstanding ranged from $1.21 to $29.42, with a weighted average remaining contractual life of 3.9 years. The weighted average remaining contractual life for options exercisable and options expected to vest was 4.0 and 7.3 years, respectively. At December 31, 2016, the aggregate intrinsic value of both options exercisable and options expected to vest was $0.
The total amount of cash received and total intrinsic value (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) of options exercised during the years ended December 31, 2016, 2015 and 2014 was $0.
Restricted Unit Activity
Following is a summary of the Company’s restricted unit plan activity for the year ended December 31, 2016:

	Hexion Holdings Common Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2015	4,033,302	$1.98
Restricted units granted	—	$—
Restricted units vested	—	$—
Restricted units forfeited	(107,527)	$4.73
Nonvested at December 31, 2016	3,925,775	$1.91
As of December 31, 2016, there are no outstanding unvested time-based vesting restricted units.
Stock-Based Deferred Compensation Plan
In 2004, in connection with the acquisition of Borden Chemical by Apollo, certain key employees of the Company deferred the receipt of compensation and were credited with a number of deferred stock units that were equal in value to the amount of compensation deferred. In total, the Company granted 1,007,944 deferred common stock units under the Hexion LLC 2004 Deferred Compensation Plan (the “2004 DC Plan”), which is an unfunded plan. Each unit gives the grantee the right to one common stock unit of Hexion Holdings. Under the 2004 DC Plan, the deferred common stock units are not distributed to participants until their employment with the Company ends. At December 31, 2016, there were 477,148 undistributed units under the 2004 DC Plan. Under certain limited circumstances this award could be distributed in the form of a cash payment.

12. Dispositions

HAI

On May 31, 2016, the Company sold its 50% interest in HA-International, LLC (“HAI”), a joint venture within the Epoxy, Phenolic and Coating Resins segment serving the North American foundry industry, to its joint venture partner HA-USA, Inc., for a purchase price of $136, which includes $2 representing the Company’s 50% share of HAI’s cash balance at closing. Sale proceeds consisted of $61 in cash and a $75 buyer’s note issued by HA-USA, Inc. to the Company. As of December 31, 2016, the entire $75 of cash has been received on the buyer’s note. The Company recognized a gain on this disposition of $120, which is recorded as a component of “Gain on dispositions” in the Consolidated Statements of Operations.

PAC Business

On June 30, 2016, the Company completed the sale of its Performance Adhesives, Powder Coatings, Additives & Acrylic Coatings and Monomers business (the “PAC Business”) pursuant to the terms of a purchase agreement with Synthomer plc (the “Buyer”) dated March 18, 2016. The PAC Business includes manufacturing sites in Sokolov, Czech Republic; Sant’Albano, Italy; Leuna, Germany; Ribecourt, France; Asua, Spain; Roebuck, South Carolina; and Chonburi, Thailand. The PAC Business produced resins, polymers, monomers and additives that provide enhanced performance for adhesives, sealants, paints, coatings, mortars and cements used primarily in consumer, industrial and building and construction applications. The employment relationships with the employees at these facilities, the PAC management team and other employees affiliated with the PAC Business have been transferred to the Buyer in connection with the sale. Neither the Company nor any of its officers and directors, or associates of such persons, have any material relationship with the Buyer.

    The Company received gross cash consideration for the PAC Business in the amount of $226, less approximately $6 relating to liabilities, net of cash and estimated working capital, that transferred to the Buyer as part of the Purchase Agreement. A subsequent post-closing adjustment to the purchase price of less than $1 was made in accordance with the purchase agreement. The Company recorded a gain on this disposition of $120, which is recorded in “Gain on dispositions” in the Consolidated Statements of Operations.

The PAC Business generated annual sales of approximately $370 in 2015, and was reported within the Epoxy, Phenolic and Coating Resins segment. The PAC Business had pre-tax income of $14, $15, and $10 for the years ended December 31, 2016, 2015, and 2014, respectively, which is reported as a component of “Loss before income tax and earnings from unconsolidated entities” in the Consolidated Statements of Operations.

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

14. Income Taxes
During 2016, the Company recognized income tax expense of $38, primarily as a result of income from certain foreign operations. Losses in the United States created a deferred income tax benefit which was completely offset by an increase to the valuation allowance.
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
Income tax expense detail for the Company for the years ended December 31, 2016, 2015 and 2014 is as follows:

	2016	2015	2014
Current:
State and local	$2	$2	$2
Foreign	34	25	26
Total current	36	27	28
Deferred:
Federal	—	—	1
State and local	(1)	—	(1)
Foreign	3	7	(6)
Total deferred	2	7	(6)
Income tax expense	$38	$34	$22
A reconciliation of the Company’s combined differences between income taxes computed at the federal statutory tax rate of 35% and provisions for income taxes for the years ended December 31, 2016, 2015 and 2014 is as follows:

	2016	2015	2014
Income tax benefit computed at federal statutory tax rate	$(4)	$(8)	$(78)
State tax provision, net of federal benefits	—	1	1
Foreign tax rate (benefit) expense differential	(18)	(15)	7
Foreign source income subject to U.S. taxation	21	41	20
(Gains) losses and other (income) expenses (excluded) not deductible for tax	(4)	1	1
Increase in the taxes due to changes in valuation allowance	42	17	66
Additional (benefit) tax on foreign unrepatriated earnings	(16)	18	8
Additional (benefit) expense for uncertain tax positions	(3)	3	(3)
Tax recognized in other comprehensive income	—	(1)	—
Changes in enacted tax laws and tax rates	—	(23)	—
Write-off of foreign net operating losses	20	—	—
Income tax expense	$38	$34	$22
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
The domestic and foreign components of the Company’s loss before income taxes for the years ended December 31, 2016, 2015 and 2014 is as follows:

	2016	2015	2014
Domestic	$(115)	$(242)	$(191)
Foreign	104	220	(31)
Total	$(11)	$(22)	$(222)

The tax effects of significant temporary differences and net operating loss and credit carryforwards, which comprise the Company’s deferred tax assets and liabilities at December 31, 2016 and 2015 is as follows:

	2016	2015
Assets:
Non-pension post-employment	$5	$5
Accrued and other expenses	94	107
Property, plant and equipment	2	3
Loss and credit carryforwards	589	599
Intangibles	6	6
Pension and postretirement benefit liabilities	51	45
Gross deferred tax assets	747	765
Valuation allowance	(651)	(611)
Net deferred tax asset	96	154
Liabilities:
Property, plant and equipment	(71)	(108)
Unrepatriated earnings of foreign subsidiaries	(9)	(25)
Intangible assets	(19)	(20)
Gross deferred tax liabilities	(99)	(153)
Net deferred tax (liability) asset	$(3)	$1
The following table summarizes the presentation of the Company’s net deferred tax asset in the Consolidated Balance Sheets at December 31, 2016 and 2015:

	2016	2015
Assets:
Long-term deferred income taxes	$10	$13
Liabilities:
Long-term deferred income taxes	(13)	(12)
Net deferred tax (liability) asset	$(3)	$1

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
As of December 31, 2016, the Company had a $651 valuation allowance for a portion of its net deferred tax assets that management believes, more likely than not, will not be realized. The Company’s deferred tax assets include federal, state and foreign net operating loss carryforwards. The federal net operating loss carryforwards available are $1,059, which is reduced by the cumulative income from Hexion LLC, as described above. The federal net operating loss carryforwards expire beginning in 2026. The Company’s deferred assets also include minimum tax credits of $2, which are available indefinitely. A full valuation allowance has been provided against these items. The Company has provided a full valuation allowance against its state deferred tax assets, primarily related to state net operating loss carryforwards of $69. A valuation allowance of $83 has been provided against a portion of foreign net operating loss carryforwards, primarily in Germany and the Netherlands.
The Company is no longer asserting indefinite reinvestment of undistributed earnings of its foreign subsidiaries outside of the United States. Accordingly, a related deferred tax liability of $9 has been established.
The following table summarizes the changes in the valuation allowance for the years ended December 31, 2016, 2015 and 2014:

	Balance at Beginning of Period	Changes in Related Gross Deferred Tax Assets/Liabilities	Charge	Balance at End of Period
Valuation allowance on Deferred tax assets:
Year ended December 31, 2014	$518	$4	$66	$588
Year ended December 31, 2015	588	6	17	611
Year ended December 31, 2016	611	(2)	42	651

Examination of Tax Returns
The Company conducts business globally and, as a result, certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examinations by taxing authorities throughout the world, including major jurisdictions such as the United States, Brazil, Canada, China, Germany, Italy, Netherlands and the United Kingdom.
With minor exceptions, the Company’s closed tax years for major jurisdictions are years prior to: 2013 for United States, 2011 for Brazil, 2008 for Canada, 2012 for China, 2014 for Germany, 2007 for Italy, 2010 for Netherlands and 2012 for the United Kingdom.
The Company continuously reviews issues that are raised from ongoing examinations and open tax years to evaluate the adequacy of its liabilities. As the various taxing authorities continue with their audit/examination programs, the Company will adjust its reserves accordingly to reflect these settlements.
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2016	2015
Balance at beginning of year	$62	$66
Additions based on tax positions related to the current year	4	4
Additions for tax positions of prior years	42	2
Reductions for tax positions of prior years	(35)	(3)
Settlements	—	—
Foreign currency translation	—	(7)
Balance at end of year	$73	$62
During the year ended December 31, 2016, the Company increased the amount of its unrecognized tax benefits, including its accrual for interest and penalties, by $17, primarily as a result of increases in the unrecognized tax benefit for various intercompany transactions, offset by releases of unrecognized tax benefits from negotiations with foreign jurisdictions and lapses of statute of limitations. During the years ended December 31, 2016, 2015 and 2014, the Company recognized approximately $6, $4 and $3, respectively, in interest and penalties. The Company had approximately $43 and $37 accrued for the payment of interest and penalties at December 31, 2016 and 2015, respectively.
$73 of unrecognized tax benefits, if recognized, would affect the effective tax rate; however, a portion of the unrecognized tax benefit would be in the form of a net operating loss carryforward, which would be subject to a full valuation allowance. The Company anticipates recognizing less than $2 of the total amount of unrecognized tax benefits within the next 12 months as a result of negotiations with foreign jurisdictions and completion of audit examinations.
15. Summarized Financial Information of Unconsolidated Affiliates
The Company has included audited financial statements as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014 of the unconsolidated affiliate Momentive UV Coatings (Shanghai) Co., Ltd as Exhibit 10.77 of this Annual Report on Form 10-K.
Summarized financial information of the unconsolidated affiliate HAI as of December 31, 2015 and for the years ended December 31, 2016, 2015 and 2014 is as follows:

December 31, 2015
Current assets	$24
Non-current assets	21
Current liabilities	13
Non-current liabilities	2

	Year Ended December 31,
	2016 (1)	2015	2014
Net sales	$59	$161	$211
Gross profit	25	54	52
Pre-tax income	14	31	30
Net income	14	31	30

(1)	Amounts for the year ended December 31, 2016 represent activity through May 31, 2016, the date on which the Company sold its 50% interest in HAI (see Note 12).

The Company has included audited financial statements as of and for the years ended December 31, 2015 and 2014 of HAI as Exhibit 10.71 of this Annual Report on Form 10-K.
Summarized financial information of the Company’s remaining unconsolidated affiliates, which are listed below, as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014 is as follows:

•	Hexion Shchekinoazot Holding B.V.

•	Sanwei Hexion Company Limited

•	Hexion Australia Pty Ltd

•	MicroBlend Columbia S.A.S

	December 31, 2016	December 31, 2015
Current assets	$19	$20
Non-current assets	18	20
Current liabilities	15	16
Non-current liabilities	10	10

	Year Ended December 31,
	2016	2015	2014
Net sales	$71	$93	$102
Gross profit	15	13	16
Pre-tax income (loss)	6	—	(1)
Net income (loss)	4	(1)	(2)
16. Segment and Geographic Information
The Company’s business segments are based on the products that the Company offers and the markets that it serves. At December 31, 2016, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins. A summary of the major products of the Company’s reportable segments follows:

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
Net Sales(1):

	Year Ended December 31,
	2016	2015	2014
Epoxy, Phenolic and Coating Resins	$2,094	$2,589	$3,277
Forest Products Resins	1,344	1,551	1,860
Total	$3,438	$4,140	$5,137
Segment EBITDA:

	Year Ended December 31,
	2016	2015	2014
Epoxy, Phenolic and Coating Resins(2)	$258	$307	$290
Forest Products Resins(3)	240	233	255
Corporate and Other	(65)	(74)	(83)
Total	$433	$466	$462

 Depreciation and Amortization Expense:

	Year Ended December 31,
	2016	2015	2014
Epoxy, Phenolic and Coating Resins	$87	$96	$101
Forest Products Resins	40	35	36
Corporate and Other	4	6	7
Total	$131	$137	$144
Total Assets:

	As of December 31,
	2016	2015
Epoxy, Phenolic and Coating Resins	$1,002	$1,320
Forest Products Resins	840	807
Corporate and Other	213	255
Total	$2,055	$2,382
Capital Expenditures(4):

	Year Ended December 31,
	2016	2015	2014
Epoxy, Phenolic and Coating Resins	$72	$71	$94
Forest Products Resins	67	106	85
Corporate and Other	2	2	4
Total	$141	$179	$183

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.

(2)
Included in the Epoxy, Phenolic and Coating Resins Segment EBITDA are “Earnings from unconsolidated entities, net of taxes” of $11, $17 and $19 for the years ended December 31, 2016, 2015 and 2014, respectively.

(3)
Included in the Forest Products Resins Segment EBITDA are “(Losses) earnings from unconsolidated entities, net of taxes” of less than $(1), less than $(1) and $1 for the years ended December 31, 2016, 2015 and 2014, respectively.

(4)	Includes capitalized interest costs that are incurred during the construction of property and equipment.

Reconciliation of Net Loss to Segment EBITDA:

	Year Ended December 31,
	2016	2015	2014
Net loss	$(38)	$(39)	$(224)
Income tax expense	38	34	22
Interest expense, net	310	326	308
Depreciation and amortization	131	137	144
Accelerated depreciation	129	2	—
EBITDA	$570	$460	$250
Items not included in Segment EBITDA:
Asset impairments	$—	$6	$5
Business realignment costs	55	16	47
Realized and unrealized foreign currency (gains) losses	(11)	10	32
Gain on dispositions	(240)	—	—
Gain on extinguishment of debt	(48)	(41)	—
Unrealized losses (gains) on pension and OPEB plan liabilities	34	(13)	102
Other	73	28	26
Total adjustments	(137)	6	212
Segment EBITDA	$433	$466	$462

Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$258	$307	$290
Forest Products Resins	240	233	255
Corporate and Other	(65)	(74)	(83)
Total	$433	$466	$462

Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses. For 2016, these other items primarily included certain professional fees related to strategic projects and expenses from retention programs. For 2015, these other items primarily included expenses from retention programs, certain professional fees related to strategic projects and management fees, partially offset by gains on the disposal of assets and a gain on a step acquisition. For 2014, these items primarily included expenses from retention programs, partially offset by gains on the disposal of assets.
Business realignment costs for 2016 primarily included costs related to the rationalization at our Norco, LA manufacturing facility and costs related to certain in-process cost reduction programs. Business realignment costs for 2015 primarily included costs related to certain in-process cost reduction programs. Business realignment costs for 2014 primarily included expenses from the Company’s newly implemented restructuring and cost optimization programs, as well as costs for environmental remediation at certain formerly owned locations.
Geographic Information
Net Sales(1):

	Year Ended December 31,
	2016	2015	2014
United States	$1,389	$1,663	$2,189
Netherlands	583	698	856
Canada	302	344	429
China	296	331	245
Germany	180	205	282
Brazil	162	224	258
Other international	526	675	878
Total	$3,438	$4,140	$5,137

(1)	Sales are attributed to the country in which the individual business locations reside.

Long-Lived Assets:

	As of December 31,
	2016	2015
United States	$555	$673
Netherlands	99	130
Germany	92	88
Brazil	80	64
Canada	58	52
Other international	182	231
Total	$1,066	$1,238
17. Changes in Accumulated Other Comprehensive Loss
Following is a summary of changes in “Accumulated other comprehensive loss” for the years ended December 31, 2016 and 2015:

	Year Ended December 31, 2016			Year Ended December 31, 2015
	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$4	$(19)	$(15)	$4	$69	$73
Other comprehensive loss before reclassifications, net of tax	(1)	(23)	(24)	—	(88)	(88)
Ending balance	$3	$(42)	$(39)	$4	$(19)	$(15)
18. Guarantor/Non-Guarantor Subsidiary Financial Information
The Company’s 6.625% First-Priority Senior Secured Notes due 2020, 10.00% First Lien Notes, New First Lien Notes, New Senior Secured Notes and the 9.00% Second-Priority Senior Secured Notes due 2020 are guaranteed by the Company and certain of its U.S. subsidiaries.
The following information contains the condensed consolidating financial information for Hexion Inc. (the parent), the combined subsidiary guarantors (Hexion Investments Inc.; Borden Chemical Foundry, LLC (until its dissolution in October 2016); Lawter International, Inc.; HSC Capital Corporation; Hexion International Inc.; Hexion CI Holding Company (China) LLC; NL COOP Holdings LLC and Oilfield Technology Group, Inc.) and the combined non-guarantor subsidiaries, which includes all of the Company’s foreign subsidiaries.
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

HEXION INC.
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2016

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0 and $17, respectively)	$28	$—	$168	$—	$196
Accounts receivable, net	119	1	270	—	390
Intercompany accounts receivable	106	—	60	(166)	—
Intercompany loans receivable	—	—	175	(175)	—
Inventories:
Finished and in-process goods	82	—	117	—	199
Raw materials and supplies	31	—	57	—	88
Other current assets	26	—	19	—	45
Total current assets	392	1	866	(341)	918
Investments in unconsolidated entities	93	13	18	(106)	18
Deferred income taxes	—	—	10	—	10
Other long-term assets	17	6	20	—	43
Intercompany loans receivable	1,050	—	180	(1,230)	—
Property and equipment, net	448	—	445	—	893
Goodwill	65	—	56	—	121
Other intangible assets, net	41	—	11	—	52
Total assets	$2,106	$20	$1,606	$(1,677)	$2,055
Liabilities and Deficit
Current liabilities:
Accounts payable	$142	$—	$226	$—	$368
Intercompany accounts payable	60	—	106	(166)	—
Debt payable within one year	6	—	101	—	107
Intercompany loans payable within one year	175	—	—	(175)	—
Interest payable	69	—	1	—	70
Income taxes payable	6	—	7	—	13
Accrued payroll and incentive compensation	28	—	27	—	55
Other current liabilities	110	—	49	—	159
Total current liabilities	596	—	517	(341)	772
Long-term liabilities:
Long-term debt	3,378	—	19	—	3,397
Intercompany loans payable	180	—	1,050	(1,230)	—
Accumulated losses of unconsolidated subsidiaries in excess of investment	339	106	—	(445)	—
Long-term pension and post employment benefit obligations	42	—	204	—	246
Deferred income taxes	4	—	9	—	13
Other long-term liabilities	105	—	61	—	166
Total liabilities	4,644	106	1,860	(2,016)	4,594
Total Hexion Inc. shareholder’s deficit	(2,538)	(86)	(253)	339	(2,538)
Noncontrolling interest	—	—	(1)	—	(1)
Total deficit	(2,538)	(86)	(254)	339	(2,539)
Total liabilities and deficit	$2,106	$20	$1,606	$(1,677)	$2,055

HEXION INC.
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2015

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0 and $8, respectively)	$62	$—	$174	$—	$236
Short-term investments	—	—	—	—	—
Accounts receivable, net	115	1	334	—	450
Intercompany accounts receivable	132	—	154	(286)	—
Intercompany loans receivable	—	—	174	(174)	—
Inventories:
Finished and in-process goods	97	—	121	—	218
Raw materials and supplies	34	—	56	—	90
Other current assets	29	—	24	—	53
Total current assets	469	1	1,037	(460)	1,047
Investments in unconsolidated entities	117	28	21	(130)	36
Deferred income taxes	—	—	13	—	13
Other long-term assets	21	6	21	—	48
Intercompany loans receivable	1,269	6	108	(1,383)	—
Property and equipment, net	559	—	492	—	1,051
Goodwill	65	—	57	—	122
Other intangible assets, net	49	—	16	—	65
Total assets	$2,549	$41	$1,765	$(1,973)	$2,382
Liabilities and Deficit
Current liabilities:
Accounts payable	$148	$—	$238	$—	$386
Intercompany accounts payable	154	—	132	(286)	—
Debt payable within one year	6	—	74	—	80
Intercompany loans payable within one year	174	—	—	(174)	—
Interest payable	80	—	2	—	82
Income taxes payable	7	—	8	—	15
Accrued payroll and incentive compensation	43	—	35	—	78
Other current liabilities	73	—	50	—	123
Total current liabilities	685	—	539	(460)	764
Long-term liabilities:
Long-term debt	3,656	—	42	—	3,698
Intercompany loans payable	93	6	1,284	(1,383)	—
Accumulated losses of unconsolidated subsidiaries in excess of investment	429	130	—	(559)	—
Long-term pension and post employment benefit obligations	45	—	179	—	224
Deferred income taxes	6	—	6	—	12
Other long-term liabilities	111	—	50	—	161
Total liabilities	5,025	136	2,100	(2,402)	4,859
Total Hexion Inc shareholder’s deficit	(2,476)	(95)	(334)	429	(2,476)
Noncontrolling interest	—	—	(1)	—	(1)
Total deficit	(2,476)	(95)	(335)	429	(2,477)
Total liabilities and deficit	$2,549	$41	$1,765	$(1,973)	$2,382

HEXION INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2016

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,449	$—	$2,171	$(182)	$3,438
Cost of sales	1,370	—	1,850	(182)	3,038
Gross profit	79	—	321	—	400
Selling, general and administrative expense	142	—	186	—	328
Gain on dispositions	(188)	—	(52)	—	(240)
Business realignment costs	39	—	16	—	55
Other operating expense (income), net	18	5	(10)	—	13
Operating income (expense)	68	(5)	181	—	244
Interest expense, net	300	—	10	—	310
Intercompany interest (income) expense, net	(72)	—	72	—	—
Gain on extinguishment of debt	(48)	—	—	—	(48)
Other non-operating expense (income), net	17	—	(24)	—	(7)
(Loss) income before income tax, earnings from unconsolidated entities	(129)	(5)	123	—	(11)
Income tax (benefit) expense	(3)	—	41	—	38
(Loss) income before earnings from unconsolidated entities	(126)	(5)	82	—	(49)
Earnings from unconsolidated entities, net of taxes	88	31	5	(113)	11
Net (loss) income	(38)	26	87	(113)	(38)
Comprehensive (loss) income attributable to Hexion Inc.	$(62)	$25	$66	$(91)	$(62)

HEXION INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2015

	Hexion Inc.		Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries		Eliminations	Consolidated
Net sales	$1,715		$—	$2,603		$(178)	$4,140
Cost of sales	1,528		—	2,190		(178)	3,540
Gross profit	187		—	413		—	600
Selling, general and administrative expense	134		—	172		—	306
Asset impairments	—		—	6		—	6
Business realignment costs	7		—	9		—	16
Other operating expense (income), net	16		—	(4)		—	12
Operating income	30		—	230		—	260
Interest expense, net	317		—	9		—	326
Intercompany interest (income) expense, net	(80)		—	80		—	—
Gain on extinguishment of debt	(41)		—	—		—	(41)
Other non-operating expense (income), net	94		—	(97)		—	(3)
(Loss) income before income tax, earnings from unconsolidated entities	(260)		—	238		—	(22)
Income tax (benefit) expense	(2)		—	36		—	34
(Loss) income before earnings from unconsolidated entities	(258)		—	202		—	(56)
Earnings from unconsolidated entities, net of taxes	218		132	1	1	(334)	17
Net (loss) income	(40)		132	203		(334)	(39)
Net income attributable to noncontrolling interest	—	—	—	(1)		—	(1)
Net (loss) income attributable to Hexion Inc.	$(40)		$132	$202		$(334)	$(40)
Comprehensive (loss) income attributable to Hexion Inc.	$(128)		$133	$156		$(289)	$(128)

HEXION INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2014

	Hexion Inc.		Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,259		$—	$3,109	$(231)	$5,137
Cost of sales	2,001		—	2,806	(231)	4,576
Gross profit	258		—	303	—	561
Selling, general and administrative expense	102		—	297	—	399
Asset impairments	—		—	5	—	5
Business realignment costs	31		—	16	—	47
Other operating (income) expense, net	(11)		(4)	7	—	(8)
Operating income (loss)	136		4	(22)	—	118
Interest expense, net	300		—	8	—	308
Intercompany interest (income) expense, net	(92)		(1)	93	—	—
Other non-operating expense (income), net	101		—	(69)	—	32
(Loss) income before income tax, (losses) earnings from unconsolidated entities	(173)		5	(54)	—	(222)
Income tax (benefit) expense	(6)		—	28	—	22
(Loss) income before (losses) earnings from unconsolidated entities	(167)		5	(82)	—	(244)
(Losses) earnings from unconsolidated entities, net of taxes	(56)		31	5	40	20
Net (loss) income	(223)		36	(77)	40	(224)
Net loss attributable to noncontrolling interest	—	—	—	1	—	1
Net (loss) income attributable to Hexion Inc.	$(223)		$36	$(76)	$40	$(223)
Comprehensive (loss) income attributable to Hexion Inc.	$(280)		$35	$(81)	$46	$(280)

HEXION INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2016

	Hexion Inc.		Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(202)		$4	$182		$(4)	$(20)
Cash flows provided by (used in) investing activities
Capital expenditures	(67)		—	(73)		—	(140)
Capitalized interest	(1)		—	—		—	(1)
Proceeds from dispositions, net	147		—	134		—	281
Cash received on buyer’s note	75		—	—		—	75
Proceeds from sale of assets, net	—		—	5		—	5
Change in restricted cash	—		—	(9)		—	(9)
Capital contribution to subsidiary	(13)		(9)	—		22	—
Investment in unconsolidated affiliates, net	(1)		—	—		—	(1)
Return of capital from subsidiary from sales of accounts receivable	95	(a)	—	—		(95)	—
	235		(9)	57		(73)	210
Cash flows (used in) provided by financing activities
Net short-term debt repayments	(1)		—	(21)		—	(22)
Borrowings of long-term debt	360		—	284		—	644
Repayments of long-term debt	(601)		—	(255)		—	(856)
Net intercompany loan borrowings (repayments)	176		—	(176)		—	—
Capital contribution from parent	—		9	13		(22)	—
Common stock dividends paid	—		(4)	—		4	—
Deferred financing fees paid	(1)		—	—		—	(1)
Return of capital to parent from sales of accounts receivable	—		—	(95)	(a)	95	—
	(67)		5	(250)		77	(235)
Effect of exchange rates on cash and cash equivalents	—		—	(4)		—	(4)
Decrease in cash and cash equivalents	(34)		—	(15)		—	(49)
Cash and cash equivalents at beginning of year (including restricted cash of $0 and $8, respectively)	62		—	166		—	228
Cash and cash equivalents at end of year (including restricted cash of $0 and $17, respectively)	$28		$—	$151		$—	$179

(a)
During the year ended December 31, 2016, Hexion Inc. contributed receivables of $95 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the year ended December 31, 2016, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Hexion Inc. by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined non-guarantor subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and Hexion Inc., respectively.

HEXION INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2015

	Hexion Inc.		Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(295)		$19	$508		$(19)	$213
Cash flows provided by (used in) investing activities
Capital expenditures	(91)		—	(84)		—	(175)
Purchase of businesses, net of cash acquired	—		—	(7)		—	(7)
Capitalized interest	(3)		—	(1)		—	(4)
Proceeds from sale of investments, net	—		—	6		—	6
Change in restricted cash	—		—	8		—	8
Proceeds from sale of assets	—		—	17		—	17
Capital contribution to subsidiary	(25)		(17)	—		42	—
Return of capital from subsidiary from sales of accounts receivable	278	(a)	—	—		(278)	—
	159		(17)	(61)		(236)	(155)
Cash flows provided by (used in) financing activities
Net short-term debt repayments	—		—	(3)		—	(3)
Borrowings of long-term debt	500		—	23		—	523
Repayments of long-term debt	(445)		—	(40)		—	(485)
Net intercompany loan borrowings (repayments)	131		—	(131)		—	—
Capital contribution from parent	—		17	25		(42)	—
Long-term debt and credit facility financing fees	(11)		—	—		—	(11)
Common stock dividends paid	—		(19)	—		19	—
Return of capital to parent from sales of accounts receivable	—		—	(278)	(a)	278	—
	175		(2)	(404)		255	24
Effect of exchange rates on cash and cash equivalents	—		—	(10)		—	(10)
Increase in cash and cash equivalents	39		—	33		—	72
Cash and cash equivalents at beginning of year (including restricted cash of $0 and $16, respectively)	23		—	133		—	156
Cash and cash equivalents at end of year (including restricted cash of $0 and $8, respectively)	$62		$—	$166		$—	$228

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

HEXION INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2014

	Hexion Inc.		Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(426)		$14	$376		$(14)	$(50)
Cash flows provided by (used in) investing activities
Capital expenditures	(89)		—	(94)		—	(183)
Acquisition of businesses	(52)		—	(12)		—	(64)
Purchase of debt securities, net	—		—	(1)		—	(1)
Change in restricted cash	—		—	(3)		—	(3)
Disbursement of affiliated loan	—		—	(50)		—	(50)
Repayment of affiliated loan	—		—	50		—	50
Funds remitted to unconsolidated affiliates, net	—		—	(2)		—	(2)
Proceeds from sale of assets	20		—	—		—	20
Capital contribution to subsidiary	(30)		(20)	—		50	—
Return of capital from subsidiary from sales of accounts receivable	350	(a)	—	—		(350)	—
	199		(20)	(112)		(300)	(233)
Cash flows provided by (used in) financing activities
Net short-term debt borrowings	7		—	14		—	21
Borrowings of long-term debt	295		—	96		—	391
Repayments of long-term debt	(256)		—	(87)		—	(343)
Net intercompany loan borrowings (repayments)	34		—	(34)		—	—
Capital contribution from parent	—		20	30		(50)	—
Common stock dividends paid	—		(14)	—		14	—
Return of capital to parent from sales of accounts receivable	—		—	(350)	(a)	350	—
	80		6	(331)		314	69
Effect of exchange rates on cash and cash equivalents	—		—	(9)		—	(9)
Decrease in cash and cash equivalents	(147)		—	(76)		—	(223)
Cash and cash equivalents at beginning of year (including restricted cash of $0 and $14, respectively)	170		—	209		—	379
Cash and cash equivalents at end of year (including restricted cash of $0 and $16, respectively)	$23		$—	$133		$—	$156

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
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, deficit, and cash flows present fairly, in all material respects, the financial position of Hexion Inc. and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 8 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Columbus, Ohio
March 8, 2017

Schedule II – Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Additions		Deductions	Balance at End of Period
		Charged to cost and expenses(1)	Charged to other accounts
Allowance for Doubtful Accounts:
Year ended December 31, 2016	$15	$3	$—	$(1)	$17
Year ended December 31, 2015	14	1	—	—	15
Year ended December 31, 2014	16	(1)	—	(1)	14
Reserve for Obsolete Inventory:
Year ended December 31, 2016	$7	$9	$—	$(7)	$9
Year ended December 31, 2015	8	4	—	(5)	7
Year ended December 31, 2014	8	4	—	(4)	8

(1)	Includes the impact of foreign currency translation.
ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, we, under the supervision and with the participation of our Disclosure Committee and our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.
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
We have assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on our assessment, we have concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective based on those criteria.
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
Set forth below are the names, ages and current positions of our executive officers and the members of the Hexion Holdings Board of Managers as of March 1, 2017.

Name	Age	Position
Craig O. Morrison	61	Director, Chairman, President and Chief Executive Officer
George F. Knight	60	Director, Executive Vice President and Chief Financial Officer
Dr. William H. Joyce	81	Director
Robert Kalsow-Ramos	31	Director
Scott M. Kleinman	44	Director
Geoffrey A. Manna	55	Director
Dr. Jonathan D. Rich	61	Director
Samuel Feinstein	33	Director
Marvin O. Schlanger	68	Director
Joseph P. Bevilaqua	61	Executive Vice President and Chief Operating Officer
John P. Auletto	51	Executive Vice President – Human Resources
Nathan E. Fisher	51	Executive Vice President – Procurement
Douglas A. Johns	59	Executive Vice President and General Counsel
Karen E. Koster	54	Executive Vice President – Environmental, Health & Safety
Kevin W. McGuire	57	Executive Vice President – Business Process and IT
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
George F. Knight was elected Executive Vice President and Chief Financial Officer and a director of the Company and Hexion Holding effective January 1, 2016. He served as Senior Vice President - Finance and Treasurer of the Company from June 1, 2005 to December 31, 2015, having been Vice President, Finance and Treasurer since July 2002. He has also served as Executive Vice President and Chief Financial Officer and a director of Hexion Holdings since January 1, 2016. Mr. Knight also served as Senior Vice President-Finance and Treasurer for MPM and Hexion Holdings from October 1, 2010 and November 1, 2010, respectively, until December 31, 2015. Mr. Knight joined the Company in 1997 and served until 1999 as Director and then Vice President of Mergers and Acquisitions - Finance for Borden, Inc. From 1999-2001 he served as Vice President of Finance for Borden Foods Corporation.
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

Robert Kalsow-Ramos was elected a member of the Board of Managers of Hexion Holdings on October 27, 2014. Mr. Kalsow-Ramos is a Principal in Apollo Global Management’s Private Equity Group, where he has worked since 2010. Prior to joining Apollo, Mr. Kalsow-Ramos was a member of the Transportation Investment Banking Group at Morgan Stanley from 2008 to 2010. He also serves on the Board of Directors of MPM Holdings Inc., which is affiliated with Apollo. Mr. Kalsow-Ramos was previously a director of Noranda Aluminum Holding Corporation. He is Chair of the Hexion Holdings Board of Managers’ Compensation Committee, Chair of its Audit Committee and a member of its Executive Committee.  In light of our ownership structure and Mr. Kalsow-Ramos’ extensive finance and business experience, we believe it is appropriate for Mr. Kalsow-Ramos to serve on the Board of Managers of Hexion Holdings.
Scott M. Kleinman served as a director of the Company from February 12, 2014 to October 27, 2014. He was elected a member of the Board of Managers of Hexion Holdings on October 1, 2010. He is the Lead Partner for Private Equity at Apollo, where he has worked since February 1996. Prior to that time, Mr. Kleinman was employed by Smith Barney Inc. in its Investment Banking division. Mr. Kleinman also serves on the Board of Directors of the following companies affiliated with Apollo: MPM Holdings Inc., CH2M Hill Companies, Ltd., Vectra Corp., and Constellis Holdings, LLC. Mr. Kleinman has previously been a director of Noranda Aluminum Holding Corporation, Realogy Holdings Corp., Lyondell Basell Industries N.V., Taminco Corporation, and Verso Corporation. He is a member of the Compensation Committee and Chair of the Executive Committee of the Board of Managers of Hexion Holdings. In light of our ownership structure and Mr. Kleinman's position with Apollo and his extensive finance and business experience, we believe it is appropriate for Mr. Kleinman to serve on the Board of Managers of Hexion Holdings.
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
Samuel Feinstein was elected a member of the Board of Managers of Hexion Holdings on November 2, 2016. He has been an investment professional in Apollo’s private equity business since 2007 and was previously a member of the Investment Banking Group at Morgan Stanley from September 2005 to May 2007. Mr. Feinstein currently serves on the board of CEVA Holdings LLC, Vectra Co., MPM Holdings, Inc., and Pinnacle Agriculture Holdings, LLC. Within the past five years, he has served on the board of directors of Taminco Corporation. He is a member of the Audit and Compensation Committees of the Board of Managers of Hexion Holdings. In light of our ownership structure and his extensive finance and business experience, we believe it is appropriate for Mr. Feinstein to serve on the Board of Managers of Hexion Holdings.
Marvin O. Schlanger was appointed a member of the Board of Managers of Hexion Holdings on October 1, 2010 and serves on the Board’s Environmental, Health and Safety Committee. Since October 1998, Mr. Schlanger has been a principal in the firm of Cherry Hill Chemical Investments, LLC, which provides management services and capital to the chemical and allied industries. Prior to October 1998, he held various positions with ARCO Chemical Company, serving as President and Chief Executive Officer from May 1998 to July 1998 and as Executive Vice President and Chief Operating Officer from 1994 to May 1998. He served as Chairman and Chief Executive Officer of Resolution Performance Products LLC and RPP Capital Corporation from November 2000 and Chairman of Resolution Specialty Materials Company from August 2004 until the formation of Hexion Specialty Chemicals, Inc. in May 2005. Mr. Schlanger is also a director and the Chairman of the Board of CEVA Group Plc, UGI Corporation and UGI Utilities Inc., and a director of Amerigas Partners, LP, Vectra Corporation, and MPM Holdings Inc. Mr. Schlanger was formerly Chairman of the Supervisory Board of Lyondell Basell Industries N.V. and Chairman of Covalence Specialty Materials Corp. Mr. Schlanger’s extensive finance and business experience qualifies him to serve on the Board of Managers of Hexion Holdings.

Joseph P. Bevilaqua was appointed Executive Vice President and Chief Operating Officer of the Company effective October 5, 2016. Until this appointment, he served as Executive Vice President and President of the Company’s Epoxy, Phenolic and Coating Resins Division. Since August 10, 2008, he has been responsible for the epoxy and phenolic resins businesses and in October 2010, the coatings business was added to his division responsibilities. Prior to that, he was Executive Vice President and President of the Phenolic and Forest Products Division, a position he held from January 2004 to August 2008. Mr. Bevilaqua joined the Company in April 2002 as Vice President-Corporate Strategy and Development. From February 2000 to March 2002, he was the Vice President and General Manager of Alcan’s global plastics packaging business. Prior to Alcan, Mr. Bevilaqua served in leadership positions with companies such as General Electric, Woodbridge Foam Corporation and Russell-Stanley Corporation.
John P. Auletto was elected Executive Vice President - Human Resources effective May 15, 2016. Mr. Auletto joined the Company in September 1999 as Director of Human Resources for the Performance Resins Group. Since then he has held various positions with increasing responsibilities in human resources, including most recently, Vice President - Human Resources for the Epoxy, Phenolic and Coating Resins Division from April 2013 to May 15, 2016. Prior to joining the Company, Mr. Auletto served in human resources roles with Associates National Bank, W.L. Gore & Associates, and The Bank of New York.
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
Audit Committee Financial Expert
Since Hexion is not a listed issuer, there are no requirements that Hexion Holdings have an independent Audit Committee. Hexion Holdings’ Audit Committee consists of Messrs. Kalsow-Ramos, Feinstein and Manna, each of whom qualifies as an audit committee financial expert, as such term is defined in Item 407(d)(5) of Regulation S-K.
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

ITEM 11 - EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS
In this Compensation Discussion and Analysis, we describe our process of determining the compensation and benefits provided to our “Named Executive Officers” (“NEOs”). Our 2016 NEOs are: Craig O. Morrison, President and Chief Executive Officer (our “CEO”); George F. Knight, Executive Vice President and Chief Financial Officer (our “CFO”); Joseph P. Bevilaqua, Executive Vice President and Chief Operating Officer; Nathan E. Fisher, Executive Vice President, Global Procurement; Douglas A. Johns, Executive Vice President and General Counsel and Judith A. Sonnett, former Executive Vice President - Human Resources.

Messrs. Morrison, Knight, Bevilaqua, Fisher and Johns are currently executive officers of the Company. Ms. Sonnett retired from the Company on July 1, 2016. In addition to his responsibilities for the Company, Mr. Fisher also provides services to MPM under the Shared Services Agreement, as did Ms. Sonnett until her retirement.
Oversight of Executive Compensation
The Board of Managers of the Company’s parent holding company, Hexion Holdings, is responsible for governance of the Company, including the responsibility for determining the compensation and benefits of our executive officers. All executive compensation decisions made during 2016 for our NEOs were made by the Compensation Committee of the Hexion Holdings Board of Managers (the “Committee”).
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
In order to obtain a general understanding of current compensation practices when setting total compensation levels for our NEOs, the Committee considers broad-based competitive market data on total compensation packages provided to executive officers with similar responsibilities at comparable companies. Such companies include those within the chemical industry, as well as those with similar revenues and operational complexity outside the chemical industry. As warranted, the Committee may use data obtained from third-party executive compensation salary surveys such as those published by Willis Towers Watson and AonHewitt when determining appropriate total compensation levels for our NEOs.
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

•
Align Incentives with Shareholders. Our executive compensation program is designed to focus our NEOs on our key strategic, financial and operational goals that will translate into long-term value-creation for our shareholders.

•
Balance Critical Short-Term Objectives and Long-Term Strategy. We believe that the compensation packages we provide to our NEOs should include a mix of short-term, cash-based incentive awards that encourage the achievement of annual goals, and long-term cash and equity elements that reward long-term value-creation for the business.

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

2016 Executive Compensation Highlights

•
In October 2016, the Company restructured its operations, created a Chief Operating Officer (“COO”) position and eliminated the executive officer “Division President” positions. In connection with this restructuring, Mr. Bevilaqua was named COO and his terms and conditions of employment were evaluated based on external market factors and internal equity considerations.

•
The Company continued its focus on (i) motivating our NEOs to deliver improved performance and (ii) retaining key talent during difficult business cycles through the use of the goals set in our annual incentive plan and new long-term time- and performance-based cash awards made under our long-term incentive plan.

•
The Committee reviewed the base salaries of our NEOs in the first quarter of the year. After considering the accomplishments of our NEOs, but also considering internal compensation equity and external market factors, the Committee determined to increase the base salary of only one of our NEOs. Consistent with our recent past practice, we delayed annual merit base salary increases until July 2016.

•
We adjusted the metrics for the Environmental Health and Safety component of our annual cash incentive plan for 2016, to include a focus on the timely completion of corrective actions, and rates of occupational illness and injury, in addition to tracking severe or high-potential incidents.

•
Apollo, as the Company’s controlling shareholder, and its representatives continue to be actively involved in making recommendations regarding the structure of our executive compensation program and the amounts payable to our NEOs. The Company is not currently required to hold a shareholder advisory “say-on-pay” vote.

Evaluating Company and Individual Performance
In determining 2016 compensation, the Committee considered the following accomplishments of our NEOs in 2015:

•
Mr. Morrison, our President and Chief Executive Officer: The Committee considered Mr. Morrison’s outstanding leadership of the business to achieve significant operating performance in 2015. In addition, Mr. Morrison provided excellent leadership through significant cost-reduction actions and senior-executive succession-planning during 2015.

•
Mr. Knight, our Executive Vice President and Chief Financial Officer: The Committee considered Mr. Knight’s leadership in managing our leveraged balance sheet, his exceptional management of the shared services relationship with MPM and the retention of his team during a difficult year. In addition, the Committee considered relevant market data for Chief Financial Officer roles for both general industry and chemical companies.

•
Mr. Bevilaqua, our Executive Vice President and Chief Operating Officer: The Committee recognized Mr. Bevilaqua’s significant leadership in handling unanticipated supplier disruptions during the year, his efforts in succession-building within his organization and stepping in as acting general manager in the Oilfield business during a period of significant uncertainty in that business.

•
Mr. Fisher, our Executive Vice President, Global Procurement: The Committee considered Mr. Fisher’s significant cost-productivity contributions in 2015 as well as the outstanding job he did in both managing key supplier relationships for MPM and the Company in a very challenging business environment and in directing the procurement organizations of both companies.

•
Mr. Johns, our Executive Vice President and General Counsel: The Committee recognized the outstanding leadership that Mr. Johns provides in the management of major litigation risk areas, the key cross-functional leadership he provides and his cost-effective management of external legal resources.

•
Ms. Sonnett, our former Executive Vice President, Human Resources: The Committee recognized the significant leadership that Ms. Sonnett provided to the organization over her many years of service, as well as her continued leadership in managing the shared services relationship with MPM.

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
The Committee reviews our NEOs' base salary levels (i) annually, in conjunction with annual performance reviews, and (ii) in conjunction with new hires, promotions or significant changes in job responsibilities. When approving base salary increases, the Committee considers various factors, such as job performance, total target compensation, impact on value-creation and the external competitive marketplace. The Committee reviews the performance and achievements of the NEOs in determining whether any increases are merited based on the prior year’s performance.
The base salary change for each NEO is shown in the table below. Mr. Knight’s merit increase occurred in January at the time of his promotion to CFO in recognition of both past accomplishments and increase in responsibilities. Mr. Fisher’s merit increase in July took into consideration the accomplishments outlined above, internal equity, and external competitive market considerations. No salary increases were delivered to Mr. Morrison, Mr. Bevilaqua, Mr. Johns or Ms. Sonnett based on unique circumstances such as the changing scope of each NEO’s role and relevant market data.

Name	2016 Base Salary	2015 Base Salary	2016 Increase (Decrease)
Mr. Morrison	$850,000	$850,000	—%
Mr. Knight	475,000	392,646	20.97%
Mr. Bevilaqua	631,108	631,108	—%
Mr. Fisher	392,529	373,837	5.00%
Mr. Johns	517,212	517,212	—%
Ms. Sonnett	454,282	454,282	—%
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
The performance targets for the applicable components of the annual incentive compensation plan are identical for executives and other eligible, salaried associates. We strive to set annual incentive award targets that are achievable only through strong performance, believing that this motivates our executives and other participants to deliver ongoing value-creation, while allowing the Company to attract and retain highly talented senior executives. Annual incentive award targets are determined in connection with the development of an overall budget for Hexion Holdings and its subsidiaries. Performance measures may be based on a number of factors, such as our prior-year performance, current market trends, anticipated synergies, integration efforts around acquired assets or businesses, potential pricing actions, raw material projections, the realization of planned productivity initiatives, expansion plans, new product development, environmental, health and safety, and other strategic factors that could potentially impact operations.
The 2016 Annual Incentive Compensation Plan
In early 2016, the Committee approved the 2016 annual incentive compensation plan for associates of the Company and its subsidiaries, which we refer to as the “2016 ICP.” Under the 2016 ICP, our NEOs and other eligible participants had the opportunity to earn annual cash incentive compensation based upon the achievement of certain financial and environmental health and safety (“EH&S”) goals. The design of the 2016 ICP, described below, was substantially similar to the design of the 2015 incentive compensation plan.
The performance goals under the 2016 ICP for our NEOs were based upon the achievement of both corporate and division goals to recognize their significant leadership responsibilities. Our NEOs with corporate functional roles: Messrs. Morrison, Knight and Johns, had 62.5% of their target bonus opportunity based on the achievement of corporate financial and EH&S targets and 37.5% based on the achievement of division financial targets. We believed that as a Division President, Mr. Bevilaqua’s incentive compensation should have a strong tie to operating division performance where he has the greatest impact and closest line of sight; and therefore, 80% of his 2016 target bonus opportunity was based on the achievement of division financial and EH&S targets and 20% was based on the achievement of corporate financial targets.
As mentioned above, during 2015 and 2016, Mr. Fisher and Ms. Sonnett continued to provide services to MPM under the Shared Services Agreement. The 2016 ICP included a specific incentive structure for associates providing shared services. Under the shared services incentive design, Mr. Fisher’s and Ms. Sonnett’s payouts were based 50% on the achievement of Hexion targets (31.25% on the achievement of corporate financial and EH&S targets and 18.75% based on the achievement of division financial targets) and 50% on MPM’s achievement of targets under its 2016 incentive compensation plan.

The performance goals were established based on the following measures:

Performance Goal	Description	2016 Target
Segment EBITDA
Segment EBITDA (earnings before interest, taxes, depreciation and amortization, adjusted to exclude certain non-cash and other income and expenses and discontinued operations) was used as the primary profitability measure for determining the level of financial performance for management and executive annual incentive compensation purposes.
Segment EBITDA of Hexion Holdings in 2016 (“Hexion Segment EBITDA”) corresponds to the sum of our Segment EBITDA as defined herein. See Item 7 of Part II of this Annual Report on Form 10-K for a reconciliation of Hexion Net loss to Segment EBITDA.

The Hexion Segment EBITDA target for 2016 was set based upon factors impacting Hexion Holdings’ operating subsidiaries, including, but not limited to, competitive business dynamics in the markets, raw material trends, anticipated business unit growth, anticipated cost synergies and business unit budget projections. For the 2016 ICP, the targeted Hexion Segment EBITDA was initially set at $501 million. Following the divestitures described in Note 12 of Item 8 of Part II of this Annual Report on Form 10-K, the Hexion Segment EBITDA target was adjusted to $471 million.

Cash Flow
Cash flow encompasses Segment EBITDA, net trading capital improvement and/or usage, capital spending and interest paid along with other operating cash flow items such as income taxes paid and pension contributions. The purpose of this component is to increase focus on cost control and cost reduction actions to preserve an adequate amount of liquidity to fund operations and capital expenditures, service debt and ultimately sustain the business through difficult economic cycles.

The cash flow targets were established as a result of budget projections. For the 2016 ICP, the targeted cash flow for Hexion Holdings was a net usage of cash equal to $60 million.
Environmental Health & Safety (EH&S)
As a chemical manufacturer, our operations involve the use of hazardous materials, and are subject to extensive environmental regulation. As a result, EH&S is a core value and a critical focus for all associates.

For the 2016 ICP, we established three metrics as our EH&S targets: (i) corrective actions completed on time, (ii) severe or high-potential incidents (“SIFs”) and (iii) occupational illness and injury rate (“OIIR”), and set goals for Hexion Holdings and the Company’s divisions.

The timely closure of corrective actions on SIFs is a leading indicator of EH&S performance. The target goal for the 2016 ICP was to close 90% of corrective actions on time.

SIFs are incidents that have the potential to cause a severe incident or fatality. The Company had 10 SIFs in 2015. The 2016 target goal was to reduce the number of SIFs by 10% compared to 2015.
The Company’s OIIR in 2015 was 0.60. The target goal for 2016 was to achieve a 10% reduction from 2015.

Each of the 2016 performance goals was measured independently such that a payout for the achievement of one element was not dependent upon the achievement of any other performance measure. This was intended to keep associates focused on driving continuous improvement in EH&S and cash flow, in addition to EBITDA.
Awards under the 2016 ICP were calculated as follows: each participant was designated a target award under the 2016 ICP based on a percentage of his or her base salary, which varies by participant based on the scope of the participant’s responsibilities and externally competitive benchmarks. For 2016, the target bonus percentage for our NEOs as a percentage of base salary remained consistent with the prior year, except for Mr. Knight who’s target bonus percentage increased when he became the Company’s CFO. Fixed payout percentages for our NEOs were established for minimum (50% payout), target (100% payout), upper-mid (125% payout) and maximum (200% payout) levels of performance. Payout of the target award is based on the achievement of the performance goals described above. Payout percentages between the minimum and target, the target and upper-mid and the upper mid and maximum levels of performance follow, in each case, a linear path. Depending upon whether an NEO’s bonus opportunity is based on the achievement of corporate or division goals, (i) achievement of Segment EBITDA of approximately 95% of target would be necessary in order for a participant to earn the minimum 50% of the allocated target award for the EBITDA component, and (ii) achievement of Segment EBITDA ranging from approximately 107% of target to 112% of target would be necessary in order for a participant to earn the maximum 200% of his or her target award for the Segment EBITDA goal.

The achievement percentages required for a minimum payout for the EBITDA component were increased from 2015 to ensure that any payout for the EBITDA component was associated with year-over-year EBITDA growth at a whole-Company level. At the same time, the achievement percentages required for the maximum payout were reduced. For example, in 2015, the minimum Segment EBITDA needed to earn a minimum 50% payout was 87 - 95% of target, whereas under the 2016 ICP, achievement of approximately 95% of target is required to earn the same payout. In 2015, the maximum Segment EBITDA needed to earn a maximum 200% payout was 109 - 121% of target, whereas under the 2016 ICP, achievement in a range of 107 -112% of target earns the same payout. The Committee determined to adjust the achievement thresholds rather than the payout targets in order to keep the payout targets relatively consistent from year to year.
The Committee also eliminated the 30% minimum payout guarantee for all participants, which was a feature of the 2015 ICP.
After several consecutive years of lower environmental incidents across the organization, the Company decided to focus the 2016 EH&S performance goals on three (3) safety components. The payment range for achieving the performance goals for EH&S was 100% (target) and 200% (maximum) of the allocated target award for each of the three safety components. The payment range for achieving the performance goals for Cash Flow was 50% (minimum), 100% (target) and 200% (maximum) of the allocated target award for the Cash Flow component.
The following table summarizes the target awards, performance measures, weightings, achievements and payouts for the 2016 ICP awards granted to our NEOs. The 2016 ICP award amounts are reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. Each NEO’s actual bonus under the 2016 ICP is calculated based on the information provided in the table below. In each case, the “Target Award” amount for each NEO is multiplied by the weighting percentage and performance achieved percentage for each individual component to determine the payout for that component. The total bonus payout is the sum of the five individual component payouts.

Name	Incentive Target (% of Base Salary)	Target Award ($)	Performance Criteria / Weighting %	Performance Achieved (%)	2016 ICP Payout ($)
C. Morrison	100%	850,000	Hexion Segment EBITDA / 27.5%	0%	—
			Division Segment EBITDA / 27.5%	0%	—
			EH&S Goal / 10%	200%	170,000
			Hexion Cash Flow / 25%	0%	—
			Division Cash Flow / 10%	45%	38,505
G. Knight	70%	332,500	Hexion Segment EBITDA / 27.5%	0%	—
			Division Segment EBITDA / 27.5%	0%	—
			EH&S Goal / 10%	200%	66,500
			Hexion Cash Flow / 25%	0%	—
			Division Cash Flow / 10%	45%	15,062
J. Bevilaqua	80%	504,887	Hexion Segment EBITDA / 10%	0%	—
			Division Segment EBITDA / 45%	0%	—
			EH&S Goal / 10%	136%	68,526
			Hexion Cash Flow / 10%	0%	—
			Division Cash Flow / 25%	91%	114,357
N. Fisher	70%	274,771	Hexion Segment EBITDA / 13.75%	0%	—
			Division Segment EBITDA / 13.75%	0%	—
			Hexion EH&S Goal / 5%	200%	27,477
			Hexion Cash Flow / 12.5%	0%	—
			Division Cash Flow / 5%	45%	6,224
			Momentive Segment EBITDA / 30%	140%	115,404
			Momentive EH&S Goal / 5%	102%	13,967
			Momentive Cash Flow / 15%	89%	36,806
D. Johns	70%	362,049	Hexion Segment EBITDA / 27.5%	0%	—
			Division Segment EBITDA / 27.5%	0%	—
			EH&S Goal / 10%	200%	72,410
			Hexion Cash Flow / 25%	0%	—
			Division Cash Flow / 10%	45%	16,401
J. Sonnett	70%	317,998	Hexion Segment EBITDA / 13.75%	0%	—
			Division Segment EBITDA / 13.75%	0%	—
			Hexion EH&S Goal / 5%	200%	15,900
			Hexion Cash Flow / 12.5%	0%	—
			Division Cash Flow / 5%	45%	3,601
			Momentive Segment EBITDA / 30%	140%	66,780
			Momentive EH&S Goal / 5%	102%	8,082
			Momentive Cash Flow / 15%	89%	21,298

Discretionary Awards
The CEO periodically uses discretionary awards to reward exemplary efforts. Often, such efforts are required by atypical business conditions or are related to special projects impacting long-term business results. Discretionary awards are also used for retention purposes or in connection with a new hiring or promotion. Any discretionary award to an executive officer must be approved by the Committee. No discretionary awards were made to our NEOs for services performed in 2016.
2. Long-Term Incentive Awards
Equity Awards
The Committee believes that equity awards play an important role in creating incentives to maximize Company performance, motivating and rewarding long-term value-creation, and further aligning the interests of our executive officers with those of our shareholders. Our NEOs, as well as other members of the leadership team and other eligible associates, participate in equity plans sponsored by Hexion Holdings or Hexion LLC. Awards under these plans are factored into the executive compensation program established by the Committee.
Our long-term strategy includes the use of periodic grants, rather than ongoing annual grants of equity. We believe that periodic grants provide an incentive toward a long-term projected value. Our equity awards contain performance- and service-vesting requirements. Awards that are conditioned service-vesting requirements only function as a retention incentive, while awards that are conditioned on performance- and service-vesting requirements are linked to the attainment of specific long-term objectives.
We have historically used the following types of equity awards: (i) options to purchase common units and (ii) restricted deferred units. Prior to the combination of the Company and MPM in 2010, our NEOs received awards under the following plans administered by Hexion LLC, Hexion or MPM: the 2004 Stock Incentive Plan (the “2004 Stock Plan”), the 2004 Deferred Compensation Plan (the “2004 DC Plan”), the 2007 Long-Term Incentive Plan (the “2007 Long-Term Plan”) and the Momentive Performance Materials Holdings Inc. 2007 Long-Term Incentive Plan (the “MPM 2007 Plan”). At the time of the combination of the Company and MPM in 2010, all outstanding equity awards that included common units of Hexion LLC and shares of MPM Holdings were converted to cover units of Hexion Holdings. In February 2011, the Hexion Holdings Committee approved and granted awards under a new long-term equity incentive plan for key leaders and directors of the Company and MPM (the “2011 Equity Plan”). These equity plans are described in the “Narrative to Outstanding Equity Awards Table” below.
In connection with Ms. Sonnett’s retirement in July 2016, and in recognition of her long service with, and significant contributions to Hexion, the Committee extended the life of certain vested and unvested awards that otherwise would have terminated upon her retirement. At the time of the Committee’s action and at December 31, 2016, none of the awards was in-the-money and no award was extended beyond its original ten-year term. In February 2017, in recognition of his service to the Company, the Committee acted to extend the expiration date of the Tranche A options granted under the 2007 MPM Plan held by Mr. Johns, which would have expired on March 30, 2017, to December 31, 2020. These awards are reflected in the “Outstanding Equity Awards Table - 2016 Fiscal Year-End” below.
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
Retaining key talent during difficult business cycles has been a critical focus for the Company in recent years. It became apparent to the Committee that the long-term performance goals established under a 2012 plan would likely never be achieved due to the MPM bankruptcy. Therefore, to ensure the continued retention of key talent during a critical period of challenging business conditions, the Committee granted new long-term cash awards to key leaders employed by the Company in November 2014, under the Momentive Performance Materials Holdings LLC Long-Term Cash Incentive Plan (the “LTIP”). The LTIP awards are subject to service-vesting requirements. Acceptance of this award was conditioned upon the participant’s forfeiture of certain earlier awards. Payments were made to Messrs. Morrison, Knight, Bevilaqua, Johns, and Fisher and Ms. Sonnett under the LTIP in April 2016 and are included in the Bonus column of the Summary Compensation Table. In connection with Ms. Sonnett’s retirement in July 2016, and in recognition of her long service with, and significant contributions to Hexion, the Committee provided Ms. Sonnett with the right to payment of the last tranche of the 2014 cash long-term incentive award in April 2017, the amount of which is reflected in the “All Other Compensation” column of the “Summary Compensation Table” below.
In November 2016, new long-term cash awards were made under the LTIP to all of our NEOs other than Ms. Sonnett. These awards vest based upon service and/or performance metrics, depending upon the grantee, and are shown in the table below and, to the extent subject to performance metrics, are shown in the “Grants of Plan-Based Awards Table” below.

Name	Service-Vesting			Performance-Vesting
	Payable in 2018	Payable in 2019	Payable in 2020	Hexion EBITDA Achievement ($457mm)	Hexion EBITDA Achievement ($502mm)	Hexion EBITDA Achievement ($548mm)	MPM EBTIDA Achievement
Craig O. Morrison	$1,750,000	$—	$—	$—	$—	$—	$—
George F. Knight	475,000	—	475,000	316,667	316,667	316,667	—
Joseph P. Bevilaqua	583,333	1,166,667	—	—	—	—	—
Nathan E. Fisher	392,529	—	392,529	130,843	130,843	130,843	392,529
Douglas A. Johns	517,212	—	517,212	344,808	344,808	344,808	—
3. Benefits
The Company provides a comprehensive group of benefits to eligible associates, including our NEOs. Our benefit programs are designed to provide market-competitive benefits for associates and their covered dependents. Each of our NEOs is covered under a health and welfare program that provides medical, prescription drug, dental, vision, life insurance and disability insurance benefits.
Each of our NEOs also participates in our savings plan, a defined contribution plan (the “401(k) Plan”), which allows eligible U.S. associates to make pre-tax contributions from 1% to 15% of eligible earnings for associates who meet the definition of a highly compensated employee and 25% for all other associates up to the U.S. tax limits for qualified plans. Those associates are also eligible to receive matching contributions from the Company equal to 100% on contributions of up to 5% of eligible earnings. In addition, the Company makes an annual retirement contribution, ranging from 3% to 7% of eligible earnings depending on years of service, to eligible associates actively employed on the last day of the year. An additional company contribution may be made if we achieve specified annual financial goals established at the beginning of each plan year.
Each of our NEOs, other than Mr. Johns, participated in a qualified cash balance pension plan on substantially the same terms as other plan participants (the “Hexion U.S. Pension Plan”). The Hexion U.S. Pension Plan was frozen in 2009, as discussed further in the Narrative to the Pension Benefits table below.  In addition, because individuals are subject to U.S. tax limitations on contributions to qualified retirement plans, the Company provided a non-qualified retirement plan intended to provide these associates, including our NEOs, with an incremental benefit on eligible earnings above the U.S. tax limits for the qualified plan (the “Hexion Supplemental Plan”).  The benefits in the Hexion Supplemental Plan associated with the Hexion U.S. Pension Plan were also frozen in 2009.  Our NEOs participated in the non-qualified plan on the same basis as our other highly compensated salaried associates.
Additionally, because individuals are subject to U.S. tax limitations on contributions to a qualified retirement plan, and following the freezing of the Hexion Supplemental Plan, in 2011 the Company established a non-qualified Supplemental Executive Retirement Plan (“SERP”), which provides a benefit on eligible earnings that exceed the U.S. tax limit applicable to our 401(k) Plan. In 2016, our NEO’s were eligible to receive a 5% contribution on eligible earnings in excess of $265,000, which is the same benefit received by our other highly compensated salaried employees.
There were no significant changes to the Company’s benefit plans in 2016 that would impact our NEOs. There are descriptions of these plans in the Narrative to the Pension Benefits Table and Narrative to the Nonqualified Deferred Compensation Table below.
4. Other
Temporary Assignment / Relocation
The Company may provide certain additional benefits to an executive officer if he or she is on a temporary international or domestic assignment. These benefits are externally competitive and a means to compensate the executive officer for financial expenses that would not exist if the executive remained in his or her home. For example, the Company may provide family travel and housing allowances, other one-time allowances, tax equalization payments, and reimbursements or payments for relocation from the executive officer’s home. In addition, pursuant to the Company’s relocation policy, certain expenses are grossed up to protect the executive from the tax consequences associated with those certain relocation expenses. We believe that, as a global company, it is necessary to offer this compensation to encourage key associates and executives to temporarily relocate for strategic business reasons. Mr. Bevilaqua’s temporary assignment in Houston, Texas to manage the Oilfield business terminated in early 2016, at which time he was relocated back to Columbus, Ohio. Mr. Johns also received relocation assistance for his move to Columbus, Ohio in 2016. Certain payments made in connection with their relocation are reflected in the “All Other Compensation” column of the Summary Compensation Table below.
Change-in-Control and Severance Benefits
Our NEOs are generally entitled to change-in-control and severance protections. We believe that appropriate change-in-control and severance protections accomplish two objectives. First, they create an environment where key executives are able to take actions in the best interest of the Company without incurring undue personal risk. Second, they foster management stability during periods of potential uncertainty. We are also cognizant that excessive pay in the form of change-in-control and severance protection would not be in the best interest of the Company because such pay may encourage undue risk-taking. In an attempt to balance the delicate equation, the Committee has determined to provide these benefits very selectively. The change-in-control and severance benefits payable to our NEOs are discussed in the Narrative to the Summary Compensation Table and in the discussion on Potential Payments Upon Termination of Employment below.

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

Robert Kalsow-Ramos (Chairman)
Scott M. Kleinman
Samuel Feinstein

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

SUMMARY COMPENSATION TABLE
The following table provides information about the compensation of our Chief Executive Officer, Chief Financial Officer, our three next most highly compensated executive officers, and one former executive officer at December 31, 2016, whom we collectively refer to as our NEOs.

Name and Principal Position(a)	Year (b)	Salary ($) (c)	Bonus ($) (d) (1)	Stock Awards ($) (e)	Options Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g) (2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h) (3)	All Other Compensation ($) (i) (4)	Total ($) (j)
Craig O. Morrison President and Chief Executive Officer	2016	850,000	3,803,750	—	—	208,505	18,847	139,874	5,020,976
	2015	976,606	4,775,000	—	—	998,909	4,142	91,967	6,846,624
	2014	1,102,500	—	—	—	525,286	147,243	71,421	1,846,450

George F. Knight Executive Vice President and Chief Financial Officer	2016	475,000	272,267	—	—	81,562	10,839	50,142	889,810

Joseph P. Bevilaqua Executive Vice President and Chief Operating Officer	2016	631,108	743,600	—	—	182,883	9,856	109,745	1,677,192
	2015	624,557	858,000	—	—	794,969	—	134,260	2,411,786
	2014	603,460	—	—	—	252,100	63,510	57,961	977,031

Nathan E. Fisher Executive Vice President, Global Procurement	2016	383,183	596,232	—	—	199,876	5,769	40,006	1,225,066

Douglas A. Johns Executive Vice President and General Counsel	2016	517,212	594,880	—	—	88,811	—	75,331	1,276,234
	2015	509,485	686,400	—	—	425,475	—	36,358	1,657,718
	2014	486,200	—	—	—	165,864	—	41,578	693,642

Judith A. Sonnett Former Executive Vice President, Human Resources	2016	227,141	876,733	—	—	115,661	—	1,893,711	3,113,246

(1)	The amounts shown in column (d) for 2016 reflect amounts paid under the LTIP to each NEO.

(2)
The amounts shown in column (g) for 2016 reflect the amounts earned under the 2016 ICP, based on performance achieved for 2016. The material terms of the 2016 ICP are described in the Compensation Discussion & Analysis above. Payments under the 2016 ICP will be made in April 2017.

(3)
The amounts shown in column (h) reflect the net actuarial increase in the present value of benefits under the Hexion U.S. Pension Plan and the Hexion Supplemental Plan for Messrs. Morrison, Knight, Bevilaqua, Fisher and Ms. Sonnett. Mr. Johns is not a participant in these plans. In addition, the amounts shown for 2016 include above-market earnings in the Hexion Supplemental Plan and the Hexion SERP in the following amounts: $4,443 for Mr. Morrison, $824 for Mr. Knight, $1,915 for Mr. Bevilaqua, $332 for Mr. Fisher, and $420 for Ms. Sonnett. See the Pension Benefits Table below for additional information regarding our pension calculations, including the assumptions used for these calculations.

(4)
The amounts shown in the All Other Compensation column for 2016 include: for Mr. Morrison: $139,874 of company contributions made or accrued to the defined contribution plans; for Mr. Knight: $50,142 of company contributions made or accrued to the defined contribution plans; for Mr. Bevilaqua: $97,267 of company contributions made or accrued to the defined contribution plans and tax gross-ups of $12,478; for Mr. Fisher: $40,006 of company contributions made or accrued to the defined contribution plans; for Mr. Johns: $65,072 of company contributions made or accrued to the defined contribution plans and tax gross-ups of $10,259; and for Ms. Sonnett: $16,978 of company contributions made or accrued to the defined contribution plans, and $1,876,733 pursuant to the 2014 award under the LTIP, which will be paid in April 2017.

GRANTS OF PLAN-BASED AWARDS
The following table presents information about grants of awards during the year ended December 31, 2016 under the 2016 ICP and the 2016 LTIP grants that are subject to performance-vesting conditions.

Name (a)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
	Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)
Craig O. Morrison
2016 ICP	21,250	850,000	1,700,000
George F. Knight
2016 ICP	8,313	332,500	665,000
LTIP	950,000	1,900,000	1,900,000
Joseph P. Bevilaqua
2016 ICP	12,622	504,887	1,009,773
Nathan E. Fisher
2016 ICP	6,869	274,771	549,541
LTIP	785,059	1,570,117	1,570,117
Douglas A. Johns
2016 ICP	9,051	362,049	724,097
LTIP	1,034,425	2,068,850	2,068,850
Judith A. Sonnett
2016 ICP	7,950	317,998	635,995
Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table
Employment Agreements
The Company has employment agreements or employment letters with each of our NEOs, which provide for their terms of compensation, benefits, severance, and certain restrictive covenants. Details regarding the severance and restrictive covenant provisions are provided below under “Potential Payments upon a Termination or Change in Control.”
Mr. Johns’ Terms of Employment from May 2015 include relocation benefits under the Company’s relocation policy, the extension of the equity awards held by Mr. Johns in Hexion Holdings and agreement that the put/call rights and obligations related to the common units of Hexion Holdings equity purchased by Mr. Johns continue so long as he remains an employee of the Company. Mr. Johns will receive service credit for his prior years of service with MPM and GE for purposes of calculating his retirement benefits.
Pursuant to Ms. Sonnett’s terms of retirement, she received payment for accrued but unused vacation for the period from January 1 - June 30, 2016, the right to receive payment of any incentive bonus earned under the 2016 ICP prorated for the period January 1- June 30, 2016, and the right to receive in April 2017, payment of the remaining portion of the target award granted in 2014 under the LTIP. These payments are reflected in the Summary Compensation Table above. Additional details of her terms of retirement are described below under “Potential Payments upon a Termination or Change in Control.”
2016 Annual Incentive Compensation Plan (2016 ICP)
Information on the 2016 ICP targets, performance components, weightings, and payouts for each of our NEOs can be found in the Compensation Discussion and Analysis section of this Report.
2016 Long-Term Cash Incentive Awards (2016 Awards)
The LTIP awards made to Messrs. Knight, Fisher and Johns vest based upon service and performance metrics. For each of these NEOs, 25% of their target award is payable in July 2018 and another 25% in July 2020. The remaining 50% is payable upon the achievement over any four sequential fiscal quarters, of the EBITDA targets identified in the Compensation Discussion and Analysis above, so long as such EBITDA targets are maintained for one fiscal quarter following the achievement date. The measurement period for the achievement of the EBITDA targets begins July 1, 2016 and continues through year-end 2020. The NEOs must continue to be actively employed by the Company in order to receive any payout of this award.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
The following table presents information about outstanding and unexercised options and outstanding stock awards held by our NEOs at December 31, 2016. The securities underlying the awards are common units of Hexion Holdings, and the awards were granted under the 2004 Stock Plan, 2007 Long-Term Plan, the MPM 2007 Plan and the 2011 Equity Plan. See the Narrative to the Outstanding Equity Awards Table below for a discussion of these plans and the vesting conditions applicable to the awards.

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexer-cised Options (#) Unexercis-able (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j) (1)
Craig O. Morrison
2004 Stock Plan: [2]
Tranche A Options	301,514	—	—	6.22	12/31/2017	—	—
Tranche B Options	301,514	—	—	6.22	12/31/2017	—	—
2011 Equity Plan:
2011 Grant:
Tranche A Options [3]	290,501	—	—	4.85	2/23/2021	—	—
Tranche B Options [4]	—	—	145,250	4.85	2/23/2021	—	—
Tranche C Options [5]	—	—	145,250	4.85	2/23/2021	—	—
Tranche B RDUs [4]	—	—	—	—	—	48,417	21,303
Tranche C RDUs [5]	—	—	—	—	—	48,417	21,303
2013 Grant:
Unit Options [6]	778,454	—	—	1.42	3/8/2023	—	—
RDUs [7]	—	—	—	—	—	614,691	270,464
George F. Knight
2004 Stock Plan: [2]
Tranche A Options	26,816	—	—	6.22	12/31/2017	—	—
Tranche B Options	26,816	—	—	6.22	12/31/2017	—	—
2011 Equity Plan:
2011 Grant:
Tranche A Options [3]	32,375	—	—	4.85	2/23/2021	—	—
Tranche B Options [4]	—	—	16,187	4.85	2/23/2021	—	—
Tranche C Options [5]	—	—	16,187	4.85	2/23/2021	—	—
Tranche B RDUs [4]	—	—	—	—	—	5,396	2,374
Tranche C RDUs [5]	—	—	—	—	—	5,396	2,374
2013 Grant:
Unit Options [6]	35,044	—	—	1.42	3/8/2023	—	—
RDUs [7]	—	—	—	—	—	27,672	12,176
Joseph P. Bevilaqua
2004 Stock Plan: [2]
Tranche A Options	100,504	—	—	6.22	12/31/2017	—	—
Tranche B Options	100,504	—	—	6.22	12/31/2017	—	—
2011 Equity Plan:
2011 Grant:
Tranche A Options [3]	183,517	—	—	4.85	2/23/2021	—	—
Tranche B Options [4]	—	—	91,758	4.85	2/23/2021	—	—
Tranche C Options [5]	—	—	91,758	4.85	2/23/2021	—	—
Tranche B RDUs [4]	—	—	—	—	—	30,586	13,458
Tranche C RDUs [5]	—	—	—	—	—	30,586	13,458

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexer-cised Options (#) Unexercis-able (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j) (1)
2013 Grant:
Unit Options [6]	416,189	—	—	1.42	3/8/2023	—	—
RDUs [7]	—	—	—	—	—	328,635	144,599
Nathan E. Fisher
2004 Stock Plan: [2]
Tranche A Options	46,929	—	—	6.22	12/31/2017	—	—
Tranche B Options	46,929	—	—	6.22	12/31/2017	—	—
2011 Equity Plan:
2011 Grant:
Tranche A Options [3]	118,710	—	—	4.85	2/23/2021	—	—
Tranche B Options [4]	—	—	59,356	4.85	2/23/2021	—	—
Tranche C Options [5]	—	—	59,356	4.85	2/23/2021	—	—
Tranche B RDUs [4]	—	—	—	—	—	19,785	8,705
Tranche C RDUs [5]	—	—	—	—	—	19,785	8,705
2013 Grant:
Unit Options [6]	244,906	—	—	1.42	3/8/2023	—	—
RDUs [7]	—	—	—	—	—	193,385	85,089
Douglas A. Johns
2007 MPM Plan:
Tranche A Options [9]	89,979	—	—	2.59	3/30/2017	—	—
Tranche B Options [10]	—	—	89,941	2.59	3/30/2017	—	—
Tranche C Options [10]	—	—	89,941	2.59	3/30/2017	—	—
2011 Equity Plan:
2011 Grant:
Tranche A Options [3]	60,480	—	—	4.85	2/23/2021	—	—
Tranche B Options [4]	—	—	30,240	4.85	2/23/2021	—	—
Tranche C Options [5]	—	—	30,240	4.85	2/23/2021	—	—
Tranche B RDUs [4]	—	—	—	—	—	10,080	4,435
Tranche C RDUs [5]	—	—	—	—	—	10,080	4,435
2013 Grant:
Unit Options [6]	262,861	—	—	1.42	3/8/2023	—	—
RDUs [7]	—	—	—	—	—	207,563	91,328
Judith A. Sonnett
2007 Long-Term Plan:
Options [8]			18,000	10.81	12/31/2017
2011 Equity Plan:
2011 Grant:
Tranche A Options [3]	229,944	—	—	4.85	2/23/2021	—	—
Tranche B Options [4]	—	—	114,971	4.85	2/23/2021	—	—
Tranche C Options [5]	—	—	114,971	4.85	2/23/2021	—	—
Tranche B RDUs [4]	—	—	—	—	—	38,324	16,863
Tranche C RDUs [5]	—	—	—	—	—	38,324	16,863
2013 Grant:

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexer-cised Options (#) Unexercis-able (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j) (1)
Unit Options [6]	367,276	—	—	1.42	3/8/2023	—	—
RDUs [7]	—	—	—	—	—	290,012	127,605

(1)
Because equity interests in our ultimate parent, Hexion Holdings, are not publicly traded, there is no closing market price at the completion of the fiscal year. The market values shown in columns (h) and (j) are based on the value of a unit of Hexion Holdings as of December 31, 2016, as determined by Hexion Holdings’ Board of Managers for management equity transaction purposes. In light of differences between the companies, including differences in capitalization, the value of a unit in Hexion Holdings does not necessarily equal the value of a share of the Company’s common stock.

(2)	The “Tranche A” options vested over five years. The “Tranche B” options vested on August 12, 2012, the eighth anniversary of the grant date.

(3)	This award vested in four equal annual installments on each December 31st of 2011 through 2014.

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

(6)	This award vested in four equal annual installments on each December 31st of 2013 through 2016.

(7)
This award vests on the earlier to occur of (i) the one-year anniversary of the date that the common unit value is at least $3.50 following certain corporate transactions and (ii) six months following the date that the common unit value is at least $3.50 following certain change-in-control transactions.

(8)
This award vests in percentages, from 50% to 100%, depending upon the internal rate of return realized by Apollo on its original investment in Hexion LLC following the occurrence of certain corporate transactions. A minimum return of 15% is required for vesting of 50% of the award, and 100% vesting occurs with the achievement of a return equal to 25%.

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
The vesting terms of the RDUs and options described in footnotes 3-5 to the table above, in each case, are conditioned on the executive’s continued employment through the vesting dates mentioned above, subject to certain exceptions. With respect to any RDUs that vest as a result of a corporate or change-in-control transaction, such RDUs will be delivered promptly following the vesting date, or a cash payment will be delivered in settlement thereof, depending on the type of transaction. The RDUs and unit options contain restrictions on transferability and other customary terms and conditions. For information on the vested awards, see the Narrative to the Nonqualified Deferred Compensation Table.

2013 Grant
On March 8, 2013, our NEOs received awards of performance-based RDUs of Hexion Holdings and options to purchase units of Hexion Holdings under the 2011 Equity Plan. The RDUs are non-voting units of measurement which are deemed for bookkeeping purposes to be equivalent to one common unit of Hexion Holdings.
The vesting terms of the unit options and RDUs described in footnotes 6 and 7 to the table above are each conditioned on the NEO’s continued employment through the vesting dates specified above, subject to certain exceptions. With respect to any RDUs that vest as a result of a corporate or change-in-control transaction, such RDUs will be delivered promptly following the vesting date, or a cash payment will be delivered in settlement thereof, depending on the type of transaction. The unit options and RDUs contain restrictions on transferability and other customary terms and conditions.
OPTION EXERCISES AND STOCK VESTED
The Option Exercises and Stock Vested table is omitted since there were no such transactions for our NEOs during the year ended December 31, 2016.
PENSION BENEFITS
The following table presents information regarding the benefits payable to each of our NEOs at, following, or in connection with their retirement under the qualified and non-qualified defined benefit pension plans of Hexion as of December 31, 2016. The table does not provide information regarding the Company’s qualified or non-qualified defined contribution plans. The amounts shown in the table for each participant represent the present value of the annuitized benefit and do not represent the actual cash value of a participant’s account.

Name (a)	Plan Name (b)	Number of Years Credited Service (#) (c) (1)	Present Value of Accumulated Benefit ($) (d)	Payments During Last Fiscal Year ($) (e)
Craig O. Morrison	Hexion U.S. Pension Plan	7.27	125,255	—
	Hexion Supplemental Plan	6.78	543,370	—
George F. Knight	Hexion U.S. Pension Plan	12.23	186,517	—
	Hexion Supplemental Plan	11.74	90,874	—
Joseph P. Bevilaqua	Hexion U.S. Pension Plan	7.25	120,004	—
	Hexion Supplemental Plan	6.76	164,181	—
Nathan E. Fisher	Hexion U.S. Pension Plan	6.33	93,219	—
	Hexion Supplemental Plan	5.84	30,756	—
Douglas A. Johns (2)
Judith A. Sonnett	Hexion U.S. Pension Plan	10.66	179,167	—
	Hexion Supplemental Plan	10.17	—	90,239

(1)
The number of years of credited service set forth in column (c) reflects the number of years between the NEO’s hire date and the plan freeze date, and is used to determine benefit accrual under the applicable plan.

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

Under both the Hexion U.S. Pension Plan and Hexion Supplemental Plan, eligible earnings included annual incentive awards that were paid currently, but excluded any long-term incentive awards. Historically, the accrued benefits earned interest credits based on one-year Treasury bill rates until the participant begins to receive benefit payments. Effective January 1, 2012, the plans were amended to provide a minimum interest crediting rate of 300 basis points. The interest rate determined under the plan for fiscal 2016 was 3.0%. Participants vest after the completion of three years of service.
Messrs. Morrison, Knight and Bevilaqua are each currently eligible for early retirement under the Hexion U.S. Pension Plan, each having met the eligibility criteria of having reached age 55 with 10 years of service with the Company.
For a discussion of the assumptions applied in calculating the benefits reported in the table above, please see Note 10 to our Consolidated Financial Statements included in Part II of Item 8 in this Annual Report on Form 10-K.
NONQUALIFIED DEFERRED COMPENSATION
The following table presents information with respect to each defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Name (a)	Executive Contributions in Last FY ($) (b)	Registrant Contributions in Last FY ($) (c)	Aggregate Earnings (Loss) in Last FY ($) (d)	Aggregate Withdrawals/ Distributions ($) (e)	Aggregate Balance at Last FYE ($) (f)
Craig O. Morrison
Hexion Supplemental Plan	—	—	28,014	—	955,455
Hexion SERP [1]	—	63,704	8,814	—	335,697
Hexion 2004 DC Plan [2]	—	—	(101,309)	—	106,133
George F. Knight
Hexion Supplemental Plan	—	—	5,632	—	192,078
Hexion SERP [1]	—	11,258	1,251	—	48,840
Hexion 2004 DC Plan [2]	—	—	(9,010)	—	9,439
Joseph P. Bevilaqua
Hexion Supplemental Plan	—	—	10,988	—	374,762
Hexion SERP [1]	—	31,647	4,375	—	166,659
Hexion 2004 DC Plan [2]	—	—	(33,769)	—	35,377
Nathan E. Fisher
Hexion Supplemental Plan	—	—	786	—	26,806
Hexion SERP [1]	—	11,636	1,100	—	43,867
Hexion 2004 DC Plan [2]	—	—	(15,768)	—	16,519
Douglas A. Johns
Hexion SERP [1]	—	3,525	50	—	3,575
Judith A. Sonnett
Hexion Supplemental Plan	—	—	1,721	(83,913)	891
Hexion SERP [1]	—	17,913	2,006	—	78,232

(1)
The amount shown in column (c) for the Hexion SERP is included in the All Other Compensation column of the Summary Compensation Table for 2014. These amounts were earned in 2015 and credited to the accounts by Hexion in 2016.

(2)
The amount shown in column (f) is based on the number of vested units multiplied by the value of a common unit of Hexion Holdings on December 31, 2016, as determined by Hexion Holdings’ Board of Managers for management equity purposes.

Narrative to the Nonqualified Deferred Compensation Table
Hexion Supplemental Plan
Effective January 1, 2009, the benefits associated with this plan were frozen. This plan provided supplemental retirement benefits in the form of voluntary associate deferral opportunities and employer match on compensation earned above the IRS limit on qualified plans. The Hexion Supplemental Plan benefits are unfunded and paid from our general assets upon the associate’s termination of employment. Effective January 1, 2016, interest credits are made to the participants’ accounts at an interest rate determined by the Company, which has been defined as the greater of (i) the rate in the fixed income fund of the 401(k) Plan and (ii) 3%.
Hexion SERP
The Company adopted the Hexion SERP in 2011 to provide certain of its executives and other highly compensated associates, including our NEOs, an annual contribution of 5% of eligible earnings above the maximum limitations set by the IRS for contributions to a qualified defined contribution plan. Under the Hexion SERP, an unfunded non-qualified plan, eligible earnings are limited to base salary and amounts earned under the Company’s annual incentive compensation plan. Account credits are made to the plan during the third quarter of each year. Interest credits are provided in participants’ SERP accounts at an interest rate determined by the Company. Effective January 1, 2016, the interest rate determined by the Company is the greater of (i) the rate in the fixed income fund of the 401(k) Plan and (ii) 3%. This deferred compensation is paid six months following termination of employment.
Hexion 2004 DC Plan
In 2004, in connection with Apollo’s acquisition of the Company, Messrs. Morrison, Knight, Bevilaqua and Fisher deferred the receipt of compensation and were credited with a number of deferred stock units (DCUs) in Hexion LLC equal in value to the amount of compensation deferred. At December 31, 2016, the number of DCUs credited to the NEOs were: Mr. Morrison - 241,211; Mr. Knight - 21,453; Mr. Bevilaqua - 80,403, and Mr. Fisher - 37,543. The 2004 DC Plan is an unfunded plan. Any cash or units distributed pursuant to the 2004 DC Plan are distributable only upon a termination of employment or retirement. Messrs. Morrison, Knight, Bevilaqua and Fisher each has a put right which can be exercised upon his termination of employment to require the Company to pay him the then market value of the DCUs credited to his account. If the put right is not exercised, the NEO will be issued units in Hexion Holdings.
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL
The Company has employment agreements or letters with Messrs. Morrison, Knight, Bevilaqua, and Johns. In addition, the Company entered into a letter agreement with Ms. Sonnett at the time of her retirement on July 1, 2016. The section below describes the payments that may be made to our Named Executive Officers upon separation, pursuant to these individual agreements, applicable corporate practices, or in connection with a change in control. For payments made upon a retirement, other than in connection with a separation or change in control, also see the discussion in the Pension Benefits and Nonqualified Deferred Compensation tables and related narratives above.
Severance/Termination Payments
The employment agreements with Messrs. Morrison and Bevilaqua provide that if the executive’s employment is terminated by the Company without cause or the executive resigns for good reason (as defined in his employment agreement), the Company will provide him with continued base salary for 18 months and a lump sum payment equal to the estimated cost for the executive to continue COBRA coverage for 18 months. In addition, any accrued but unpaid compensation through the termination date (such as accrued but unpaid base salary, earned but unpaid bonus, and accrued and unused vacation) will be paid in a lump-sum payment at the time of termination. The employment agreements also contain an agreement to not disclose non-public information; an agreement not to compete with the Company during the severance period, or, in the case of a termination by the Company for cause or by the executive without good reason, for 12 months following the date he ceases receiving any payments from the Company related to salary, bonus or severance; and a non-solicitation agreement for an additional year beyond the date he ceases receiving any payment from the Company related to salary, bonus or severance.
Under Mr. Knight’s terms of employment, he would receive 18 months of continued base salary if his employment is terminated through no fault of his own. In addition to agreeing to not disclose non-public information, pursuant to the Management Investor Rights Agreement under the 2011 Equity Plan Mr. Knight has agreed not to compete with the Company during the period he receives severance payments from the Company and not to solicit Company associates for one year following the date he ceases receiving severance payments from the Company.
Under Mr. Johns’ terms of employment, he would receive 18 months of continued base salary if his employment is terminated by the Company without cause. In addition to agreeing to not disclose non-public information, pursuant to the Management Investor Rights Agreement under the 2011 Equity Plan, Mr. Johns has agreed not to compete with the Company during the period he receives severance payments from the Company and not to solicit Company associates for one year following the date he ceases receiving severance payments from the Company. Upon termination by the Company without cause or resignation for good reason, Mr. Johns has a right to require the Company to repurchase his Hexion Holdings units for their original cost, under the MPM 2007 Plan, as shown in the table below.

Under applicable corporate severance guidelines based upon his position and length of service with the Company, Mr. Fisher would be entitled to continued base salary payments for 52 weeks in the event his employment is terminated without cause. Severance payments under such guidelines are conditioned upon compliance with non-competition and non-solicitation covenants. In addition to agreeing to not disclose non-public information, pursuant to the Management Investor Rights Agreement under the 2011 Equity Plan Mr. Fisher has agreed not to compete with the Company during the period he receives severance payments from the Company and not to solicit Company associates for one year following the date he ceases receiving severance payments from the Company.
Retirement Payments
In July 2016, Ms. Sonnett retired from the Company. Pursuant to an agreement at the time of her retirement, Ms. Sonnett received, or is entitled to receive, the following payments and benefits: (i) payment for accrued but unused vacation for the period from January 1 - July 1, 2016, (ii) payment of the incentive bonus earned under the 2016 ICP prorated for the period January 1- July 1, 2016, in the amount of $115,661 (iii) payment of the remaining portion of the target 2014 award under the LTIP in April 2017, in the amount of $1,876,333, and (iii) issuance of 6,000 units of Hexion Holdings granted to Ms. Sonnett under the 2007 Long-Term Plan which were vested but not distributable until the occurrence of a termination of employment or retirement. The Company also waived the termination of Ms. Sonnett’s unvested equity awards to allow them to continue to vest through their scheduled vesting dates and waived the expiration of her vested equity awards to allow them to remain exercisable through December 31, 2020, subject to earlier cancellation in accordance with the applicable plan terms.
The following table describes payments our NEOs (other than Ms. Sonnett) would have received had the individual’s employment been terminated by the Company without cause, or in the case of Messrs. Morrison and Bevilaqua, by the executive for good reason, as of December 31, 2016.

Name	Cash Severance ($) (1)	Estimated Value of Benefits ($) (2)	2016 ICP ($) (3)	MPM 2007 Plan ($)
Craig O. Morrison	1,275,000	40,631	208,505	—
George F. Knight	712,500	9,565	81,562	—
Joseph P. Bevilaqua	946,662	28,386	182,883	—
Nathan E. Fisher	392,529	14,502	199,876	—
Douglas A. Johns	775,819	15,160	88,811	250,000

(1)
This column reflects cash severance payments due under the NEO’s employment agreement, or under the applicable severance guidelines of the Company, as described above, based on salary as of December 31, 2016.

(2)
This column reflects the estimated value of health care benefits and outplacement services. Under the Company’s severance guidelines, each NEO would be entitled to 12 months of executive outplacement services in the event of a termination through no fault of his own. The values are based upon the Company’s estimated cost of providing such benefits as of December 31, 2016.

(3)
This column reflects the amount earned by each executive under the 2016 ICP, which would be paid if he or she was employed on December 31, 2016, but incurred a termination of employment by the Company without cause (or in the case of Messrs. Morrison and Bevilaqua, by the executive for good reason) prior to payment. The incentive payment would be forfeited if the executive resigns (in the case of Messrs. Morrison and Bevilaqua, without good reason) or incurs a termination of employment by the Company for cause prior to payment.

In addition to these benefits, our NEOs would also generally be entitled to receive the benefits set forth above in the Pension Benefits Table and Nonqualified Deferred Compensation Table following a termination of employment for any reason.
Change-in-Control Payments
As noted above in the Narrative to the Outstanding Equity Awards Table, our NEOs will be entitled to accelerated vesting of their outstanding unvested equity awards under the 2011 Equity Plan in connection with certain corporate transactions or change-in-control transactions. In addition, under the 2016 LTIP Awards, the service components of the awards would be deemed satisfied upon a change-in-control transaction but the performance conditions would not be accelerated. The exercise prices of all of the options held by our NEOs at December 31, 2016, exceeded the year-end unit value as determined by the Hexion Holdings’ Board of Managers for management equity purposes.

DIRECTOR COMPENSATION
The following table presents information regarding the compensation earned by or paid to our directors during 2016 (other than our directors who are also NEOs) for service on our Board of Directors or the Board of Managers of Hexion Holdings during the year.

Name (a)	Fees Earned or Paid in Cash ($) (b) (1)	Total ($) (h)
Samuel Feinstein (2)	33,774	33,774
William H. Joyce	87,000	87,000
Robert Kalsow-Ramos	91,000	91,000
Scott M. Kleinman	87,000	87,000
Geoffrey A. Manna	88,000	88,000
Jonathan Rich	86,000	86,000
David B. Sambur (2)	69,250	69,250
Marvin O. Schlanger	89,000	89,000

(1)	The amount shown in column (b) reflects the total fees earned or paid.

(2)	Mr. Feinstein joined the Board of Managers when Mr. Sambur resigned, on November 2, 2016.
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
During 2016, there were no stock or option awards granted to directors, and there are no outstanding, unvested stock awards held by these directors. The aggregate number of unexercised option awards held by our directors at December 31, 2016 is shown in the following table.

Director	Unexercised Option Awards	Vested (#)
Samuel Feinstein	—	—
William H. Joyce	127,103	127,103
Robert Kalsow-Ramos	—	—
Scott M. Kleinman	213,850	185,709
Geoffrey A. Manna	—	—
Jonathan Rich	2,941,385	1,013,795
David B. Sambur	50,000	50,000
Marvin O. Schlanger	405,470	405,470
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
Messrs. Feinstein, Kalsow-Ramos and Kleinman, whose names appear on the Compensation Committee Report above, are employed by Apollo Management, L.P., our indirect controlling shareholder. Neither of these directors is or has been an executive officer of the Company. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of our Compensation Committee during the fiscal year ended December 31, 2016.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Hexion Holdings is our ultimate parent company and indirectly owns 100% of our capital stock. The following table sets forth information regarding the beneficial ownership of Hexion Holdings common units, as of March 1, 2017, and shows the number of units and percentage owned by:

•	each person known to beneficially own more than 5% of the common units of Hexion Holdings;

•	each of Hexion’s 2016 Named Executive Officers;

•	each current member of the Board of Managers of Hexion Holdings; and

•	all of the executive officers and current members of the Board of Managers of Hexion Holdings as a group.
As of March 1, 2017, Hexion Holdings had 308,707,298 common units issued and outstanding. The amounts and percentages of common units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated common units, and has not pledged any such units as security.

	Beneficial Ownership of Equity Securities
Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Apollo Funds (1)	278,426,128	86.7%
ASF Radio, L.P. (2)	25,491,297	7.9%
Geoffrey A. Manna (3)	—	*
Scott M. Kleinman (4) (5)	185,709	*
Samuel Feinstein (4) (5)	—	*
William H. Joyce (5) (6)	127,103	*
Robert Kalsow-Ramos (4)	—	*
Jonathan D. Rich (7)	1,495,692	*
Marvin O. Schlanger (8)	1,027,068	*
Craig O. Morrison (9) (12)	1,768,816	*
George F. Knight (10) (12)	131,842	*
Joseph P. Bevilaqua (11) (12)	861,886	*
Nathan E. Fisher (12) (13)	497,045	*
Douglas A. Johns (12) (14)	529,860	*
Judith A. Sonnett (12) (15)	679,867	*
All Managers and Executive Officers as a group (16)	8,091,384	2.5%

*	less than 1%

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

(3)	The address for Mr. Manna is 8400 SW 54th Ave. Miami, FL 33143.

(4)	The address for Messrs Kleinman, Sambur and Kalsow-Ramos is c/o Apollo Management L.P., 9 West 57th Street, New York, New York 10019.

(5)	Represents common units issuable upon the exercise of options currently exercisable, or exercisable by April 30, 2016.

(6)	The address for Dr. Joyce is c/o Advanced Fusion Systems LLC, 11 Edmond Road, Newtown, CT 06470.

(7)
Includes 1,013,795 common units issuable upon the exercise of options currently exercisable or exercisable by April 30, 2017. The address for Dr. Rich is c/o Berry Plastics Corporation, 101 Oakley Street, Evansville, IN 47710.

(8)
Includes 405,470 common units issuable upon the exercise of options currently exercisable or exercisable by April 30, 2017. The address for Mr. Schlanger is c/o Cherry Hill Chemical Investments, One Greentree Centre, 10000 Lincoln Drive East, Suite 201, Marlton, NJ 08053.

(9)
Includes 1,671,983 common units issuable upon the exercise of options currently exercisable or exercisable by April 30, 2017. Does not include 241,211 vested deferred units credited to Mr. Morrison’s account.

(10)
Includes 121,051 common units issuable upon the exercise of options currently exercisable or exercisable by April 30, 2017. Does not include 21,453 vested deferred units credited to Mr. Knight’s account.

(11)
Includes 800,714 common units issuable upon the exercise of options currently exercisable or exercisable by April 30, 2017. Does not include 80,403 vested deferred units credited to Mr. Bevilaqua’s account.

(12)	The address for Messrs. Morrison, Knight, Bevilaqua, Fisher, Johns and Ms. Sonnett is c/o Hexion Inc., 180 E. Broad St., Columbus, Ohio 43215.

(13)
Includes 457,474 common units issuable upon the exercise of options currently exercisable or exercisable by April 30, 2017. Does not include 37,543 vested deferred units credited to Mr. Fisher’s account.

(14)	Includes 413,320 common units issuable upon the exercise of options currently exercisable or exercisable by April 30, 2017.

(15)	Includes 597,220 common units issuable upon the exercise of options currently exercisable or exercisable by April 30, 2017.

(16)
Includes 6,507,032 common units issuable upon the exercise of options granted to our directors and executive officers that are currently exercisable or exercisable by April 30, 2017. Does not include 418,153 of vested deferred common stock units.

We have no compensation plans that authorize issuing our common stock to employees or non-employees. In addition, there have been no sales or repurchases of our equity securities during the past fiscal year. However, we and our direct and indirect parent companies have in the past issued and may issue from time to time equity awards to our employees and directors that are denominated in or based upon the common units of our direct or ultimate parent. As the awards were granted in exchange for service to us these awards are included in our consolidated financial statements. For a discussion of these equity plans see Note 11 in Item 8 of Part II and Item 11 of Part III of this Annual Report on Form 10-K.

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
Related Transactions
Management Consulting Agreement
We are subject to an Amended and Restated Management Consulting Agreement with Apollo (the “Management Consulting Agreement”) that renews on an annual basis, unless notice to the contrary is given by either party. Under the Management Consulting Agreement, we receive certain structuring and advisory services from Apollo and its affiliates. The Management Consulting Agreement provides indemnification to Apollo, its affiliates and their directors, officers and representatives for potential losses arising from these services. Apollo is entitled to an annual fee equal to the greater of $3 million or 2% of our Adjusted EBITDA. Apollo elected to waive charges of any portion of the annual management fee due in excess of $3 million for the year ended December 31, 2016. During the year ended December 31, 2016, we recognized an expense under the Management Consulting Agreement of $3 million. The Management Consulting Agreement also provides for a lump-sum settlement equal to the net present value of the remaining annual management fees payable under the remaining term of the agreement in connection with a sale or initial public offering by us.
Shared Services Agreement and Other Agreements with MPM and its Subsidiaries
On October 1, 2010, we entered into a shared services agreement with MPM, as amended in October 2014 (the “Shared Services Agreement”). Under this agreement, we provide to MPM, and MPM provides to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, legal and procurement services. The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between the parties. Service costs in 2016 were allocated 56% to us and 44% to MPM, except to the extent that 100% of any cost was demonstrably attributable to or for the benefit of either MPM or us, in which case the total cost was allocated 100% to such party. The scope of services and the allocation percentage is reviewed at least annually. The Shared Services Agreement remains in effect until terminated according to its terms. Either party may terminate the agreement for convenience, without cause, by giving written notice not less than 30 days prior to the effective date of termination.
Pursuant to this agreement, during the year ended December 31, 2016, we incurred approximately $63 million of net costs for shared services and MPM incurred approximately $50 million of net costs for shared services. Included in the net costs incurred during the year ended December 31, 2016 were net billings from us to MPM of $30 million. These net billings were made to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to 56% for us and 44% for MPM, as well as to reflect costs allocated 100% to one party. We had accounts receivable from MPM of $5 million as of December 31, 2016, and no accounts payable to MPM.

We also sell products to, and purchase products from, MPM. We sold less than $1 million of products to MPM during 2016, and we purchased $1 million of products from MPM. As of December 31, 2016, we had less than $1 million of accounts receivable from MPM and less than $1 million of accounts payable to MPM related to these agreements.
Purchases and Sales of Products and Services with Affiliates Other than MPM
We sell products to various Apollo affiliates other than MPM. These sales were $6 million for the year ended December 31, 2016. Accounts receivable from these affiliates were less than $1 million at December 31, 2016. We also purchase raw materials and services from various Apollo affiliates other than MPM. These purchases were $1 million for the year ended December 31, 2016. We had accounts payable to these affiliates of less than $1 million at December 31, 2016.
Other Transactions and Arrangements
We sell finished goods to, and purchase raw materials from, HA-International, LLC (“HAI”), a former foundry joint venture between us and HA-USA Inc. (“HA-USA”). We also provide toll-manufacturing and other services to HAI. On May 31, 2016, we sold our 50% investment in HAI to HA-USA (see Note 12 in Item 8 of Part II of this Annual Report on Form 10-K), and as of June 1, 2016, HAI is no longer a related party. Previous to this sale, our investment in HAI was recorded under the equity method of accounting, and the related sales and purchases were not eliminated from our Consolidated Financial Statements. However, any profit on these transactions was eliminated in our Consolidated Financial Statements to the extent of our 50% interest in HAI.
Sales and services provided to HAI were $26 million for the year ended December 31, 2016. Purchases from HAI were $4 million for the year ended December 31, 2016. Additionally, HAI declared dividends to us of $4 million during the year ended December 31, 2016. No amounts remain outstanding related to previously declared dividends as of December 31, 2016.
In February 2013, we resolved a dispute with HAI regarding the prices HAI paid to us for raw materials used to manufacture dry and liquid resins. As part of the resolution, we will provide discounts to HAI on future purchases of dry and liquid resins totaling $16 million over a period of three years. During the year ended December 31, 2016, we issued $1 million of discounts to HAI under this agreement. As of December 31, 2016, no amounts remained outstanding under this agreement.
We sell products and provide services to, and purchase products from, our other joint ventures which are recorded under the equity method of accounting. These sales were $17 million for the year ended December 31, 2016. Accounts receivable from these joint ventures were $7 million at December 31, 2016. These purchases were $13 million for the year ended December 31, 2016. We had accounts payable to these joint ventures of $1 million at December 31, 2016.
We had a loan receivable of $6 million and royalties receivable of $2 million from our unconsolidated forest products joint venture in Russia as of December 31, 2016.
In April 2014, we purchased 100% of the interests in MPM’s Canadian subsidiary for a purchase price of approximately $12 million. As a part of the transaction we also entered into a non-exclusive distribution agreement with a subsidiary of MPM, whereby we will act as a distributor of certain of MPM’s products in Canada. The agreement has a term of 10 years, and is cancelable by either party with 180 days’ notice. We are compensated for acting as distributor at a rate of 2% of the net selling price of the related products sold. During the year ended December 31, 2016, we purchased approximately $26 million of products from MPM under this distribution agreement, and earned $1 million from MPM as compensation for acting as distributor of the products. As of December 31, 2016, we had $2 million of accounts payable to MPM related to the distribution agreement.
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

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES
PricewaterhouseCoopers LLP (“PwC”) is the Company’s principal accounting firm. The following table sets forth the fees billed by PwC to the Company in 2016 and 2015 (in millions):

	PwC
	2016	2015
Audit fees (1)	$4.7	$5.4
Audit-related fees (2)	2.5	0.2
Tax fees (3)	0.4	0.3
Other fees (4)	0.8	0.1
Total	$8.4	$6.0

(1)
Audit Fees: This category includes fees and expenses billed by PwC for the audits of the Company’s financial statements and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q. This category includes audit fees and expenses for engagements performed at U.S. and international locations, including stand-alone audits of Hexion International Holdings Cooperatief U.A. for the fiscal years ended December 31, 2016 and 2015.

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
		S-3	33-45770	4(a) thru 4(d)
4.2	Indenture, dated as of January 29, 2010, by and among Hexion Finance Escrow LLC, Hexion Escrow Corporation and Wilmington Trust FSB, as trustee, related to the $1,000,000,000 8.875% Senior Secured Notes due 2018	8-K	001-00071	4.1	2/4/2010
4.3	Supplemental Indenture, dated as of January 29, 2010, by and among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, the guarantors party thereto and Wilmington Trust FSB, as trustee, related to the 8.875% Senior Secured Notes due 2018	8-K	001-00071	4.2	2/4/2010
4.4	Supplemental Indenture, dated as of June 4, 2010, by and among NL COOP Holdings LLC, Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, the guarantors party thereto and Wilmington Trust Company, as trustee, related to the 8.875 Senior Secured Notes due 2018	8-K	001-00071	4.1	6/9/2010
4.5	Indenture, dated as of November 5, 2010, among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, the Company, the guarantors named therein and Wilmington Trust Company, as trustee, related to the $574,016,000 9.0% Second-Priority Senior Secured Notes due 2020	8-K	001-00071	4.1	11/12/2010
4.6	Indenture, dated as of March 14, 2012, among Hexion U.S. Finance Corp., Momentive Specialty Chemicals Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, related to the $450,000,000 First-Priority Senior Secured Notes due 2020	8-K	001-00071	4.1	3/20/2012
4.7	Second Supplemental Indenture, dated as of January 14, 2013, among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, Momentive Specialty Chemicals Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee, related to the additional $200,000,000 8.875% Senior Secured Notes due 2018	8-K	001-00071	4.1	1/18/2013
4.8	First Supplemental Indenture, dated as of January 31, 2013, among Hexion U.S. Finance Corp., Momentive Specialty Chemicals Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee, related to the additional $1,100,000,000 First-Priority Senior Secured Notes due 2020	8-K	001-00071	4.1	2/6/2013

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
4.9	Second Supplemental Indenture, dated as of March 28, 2013, by and among Hexion U.S. Finance Corp., the guarantors party thereto and Wilmington Trust, National Association, as trustee, related to the 6.625% First-Priority Senior Secured Notes due 2020	8-K	001-00071	4.1	4/3/2013
4.10	Third Supplemental Indenture, dated as of December 2, 2014, by and among Momentive Specialty Chemicals Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee, related to the 6.625% First-Priority Senior Secured Notes due 2020	8-K	001-00071	4.1	12/2/2014
4.11	Third Supplemental Indenture, dated as of December 2, 2014, by and among Momentive Specialty Chemicals Inc., Hexion Nova Scotia Finance ULC, the guarantors party thereto and Wilmington Trust, National Association, as trustee, related to the 8.875% Senior Secured Notes due 2018	8-K	001-00071	4.2	12/2/2014
4.12	First Supplemental Indenture, dated as of December 2, 2014, by and among Momentive Specialty Chemicals Inc., Hexion Nova Scotia Finance ULC, the guarantors party thereto and Wilmington Trust Company, as trustee, related to the 9.00% Second-Priority Senior Secured Notes due 2020	8-K	001-00071	4.3	12/2/2014
4.13	Indenture, dated as of April 15, 2015, by and among Hexion Inc., the Guarantors named therein and Wilmington Trust, National Association, as trustee, related to the $315,000,000 10.00% First-Priority Senior Secured Notes due 2020	8-K	001-00071	4.1	4/15/2015
4.14	Indenture, dated as of February 8, 2017, between Hexion 2 U.S. Finance Corp. and Wilmington Trust, National Association, as trustee, related to the $485,000,000 10.375% First-Priority Senior Secured Notes due 2022.	8-K	001-00071	4.1	2/10/2017
4.15	Supplemental Indenture, dated as of February 8, 2017, among Hexion Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee, related to the $485,000,000 10.375% First-Priority Senior Secured Notes due 2022.	8-K	001-00071	4.2	2/10/2017
4.16	Indenture, dated as of February 8, 2017, among Hexion Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, related to the $225,000,000 13.75% Senior Secured Notes due 2022.	8-K	001-00071	4.3	2/10/2017
10.1‡	BHI Acquisition Corp. 2004 Deferred Compensation Plan	10-Q	001-00071	10(iv)	11/15/2004
10.2‡	BHI Acquisition Corp. 2004 Stock Incentive Plan	10-Q	001-00071	10(v)	11/15/2004
10.3‡	Resolution Performance Products Inc. 2000 Stock Option Plan	S-4	333-57170	10.26	3/16/2001
10.4‡	Resolution Performance Products Inc. 2000 Non - Employee Directors Stock Option Plan	S-4	333-57170	10.27	3/16/2001
10.5‡	Amended and Restated Resolution Performance Products, Inc. Restricted Unit Plan, as amended and restated May 31, 2005	S-1/A	333-124287	10.34	9/19/2005
10.6‡	Form of Non-Qualified Stock Option Agreement between BHI Acquisition Corp. and certain optionees	S-4	333-122826	10.12	2/14/2005
10.7‡	Resolution Specialty Materials Inc. 2004 Stock Option Plan	S-1/A	333-124287	10.52	7/15/2005
10.8‡	Form of Nonqualified Stock Option Agreement for Resolution Specialty Materials Inc. 2004 Stock Option Plan	S-1/A	333-124287	10.53	7/15/2005
10.9‡	Form of Nonqualified Stock Option Agreement for Resolution Performance Products Inc. 2000 Stock Option Plan	S-1/A	333-124287	10.54	7/15/2005
10.10‡	Form of Nonqualified Stock Option Agreement for Resolution Performance Products Inc. 2000 Non-Employee Director Stock Option Plan	S-1/A	333-124287	10.55	7/15/2005
10.11‡	Hexion LLC 2007 Long-Term Incentive Plan dated April 30, 2007	10-Q	001-00071	10.1	8/14/2007
10.12	Amended and Restated Investor Rights Agreement dated as of May 31, 2005 between Hexion LLC, Hexion Specialty Chemicals, Inc. and the holders that are party thereto	S-1/A	333-124287	10.63	7/15/2005
10.13	Registration Rights Agreement dated as of May 31, 2005 between Hexion Specialty Chemicals, Inc. and Hexion LLC	S-1/A	333-124287	10.64	7/15/2005
10.14‡	Amended and Restated Executives’ Supplemental Pension Plan for Hexion Specialty Chemicals, Inc., dated as of September 7, 2005	8-K	001-00071	10	9/12/2005
10.15	Borden, Inc. Advisory Directors Plan dated 7/1/89	10-K	001-00071	10(viii)	7/1/1989
10.16‡	Amended and Restated Employment Agreement dated as of August 12, 2004 between Hexion Specialty Chemicals, Inc. and Craig O. Morrison	10-Q	001-00071	10(i)	11/15/2004
10.17‡	Amended and Restated Employment Agreement dated as of August 12, 2004 between Hexion Specialty Chemicals, Inc. and Joseph P. Bevilaqua	10-Q	001-00071	10(ii)	11/15/2004
10.18‡	Summary of Terms of Employment between Hexion Specialty Chemicals, Inc. and Joseph P. Bevilaqua dated August 10, 2008	10-K	001-00071	10.23	3/9/2010

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.19‡	Summary of Terms of Employment between Hexion Specialty Chemicals, Inc. and Judith A. Sonnett dated September 21, 2007	10-K	001-00071	10.29	3/9/2010
10.20‡	Momentive Specialty Chemicals Inc. Supplemental Executive Retirement Plan, dated as of December 31, 2011	8-K	001-00071	99.1	1/6/2012
10.21	Master Asset Conveyance and Facility Support Agreement, dated as of December 20, 2002, between Borden Chemical and Borden Chemicals and Plastics Operating Limited Partnership	10-K	001-00071	(10)(xxvi)	3/28/2003
10.22	Environmental Servitude Agreement, dated as of December 20, 2002, between Borden Chemical and Borden Chemicals and Plastics Operating Limited Partnership	10-K	001-00071	(10)(xxvii)	3/28/2003
10.23	Intellectual Property Transfer and License Agreement and Contribution Agreement dated as of November 14, 2000 between Shell Oil Company and Shell Epoxy Resins LLC	S-4	333-57170	10.13	3/16/2001
10.24	Intellectual Property Transfer and License Agreement and Contribution Agreement dated as of November 14, 2000 between Shell Internationale Research Maatschappij B.V. and Shell Epoxy Resins Research B.V	S-4	333-57170	10.14	3/16/2001
10.25	First Amended and Restated Deer Park Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2000 between Shell Chemical Company, for itself and as agent for Shell Oil Company, and Shell Epoxy Resins LLC	S-4	333-57170	10.19	3/16/2001
10.26	First Amended and Restated Pernis Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2000 between Resolution Europe B.V. (f/k/a Resolution Nederland B.V., f/k/a Shell Epoxy Resins Nederland B.V.) and Shell Nederland Raffinaderij B.V.	S-4	333-57170	10.21	3/16/2001
10.27	First Amended and Restated Pernis Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2000 between Resolution Europe B.V. (f/k/a Resolution Nederland B.V., f/k/a Shell Epoxy Resins Nederland B.V.) and Shell Nederland Chemie B.V.	S-4	333-57170	10.22	3/16/2001
10.28†	Second Amended and Restated Norco Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2004 between Shell Chemical L.P. and Resolution Performance Products LLC.	10-K	001-00071	10.45	3/22/2007
10.29	Deer Park Ground Lease and Grant of Easements dated as of November 1, 2000 between Shell Oil Company and Shell Epoxy Resins LLC	S-4	333-57170	10.23	3/16/2001
10.30	Norco Ground Lease and Grant of Servitudes dated as of November 1, 2000 between Shell Oil Company and Shell Epoxy Resins LLC	S-4	333-57170	10.24	3/16/2001
10.31	Amended and Restated Agreement of Sub-Lease (Pernis) dated as of November 1, 2000 between Resolution Europe B.V. (f/k/a Resolution Nederland B.V., f/k/a Shell Epoxy Resins Nederland B.V.) and Shell Nederland Raffinaderij B.V.	S-4	333-57170	10.25	3/16/2001
10.32	Amended and Restated Management Consulting Agreement dated as of May 31, 2005 between Borden Chemical, Inc. and Apollo Management V, L.P.	S-1/A	333-124287	10.66	7/15/2005
10.33	Collateral Agreement dated as of November 3, 2006 among Hexion Specialty Chemicals, Inc. and subsidiary parties thereto, and Wilmington Trust Company, as Collateral Agent	10-K	001-00071	10.57	3/11/2009
10.34	Credit Agreement with exhibits and schedules dated as of March 3, 2009 among Hexion Specialty Chemicals, Inc., Borden Luxembourg S.a.r.l., Euro V (BC) S.a.r.l., Euro VI (BC) S.a.r.l. and AAA Co-Invest VI (EHS-BC) S.a.r.l.	10-Q	001-00071	10.4	8/13/2009
10.35	SUPPLEMENT dated as of June 4, 2010, to the Collateral Agreement dated as of November 3, 2006, among HEXION SPECIALTY CHEMICALS, INC., a New Jersey corporation, each Subsidiary Party party thereto and WILMINGTON TRUST COMPANY, as Collateral Agent (in such capacity, the “Collateral Agent”) for the Secured Parties (as defined therein)	8-K	001-00071	10.5	6/9/2010
10.36	Joinder and Supplement to Collateral Agreement dated November 5, 2010 among the Company and subsidiary parties thereto, and Wilmington Trust Company, as trustee and collateral agent	8-K	001-00071	10.2	11/12/2010
10.37‡	Form of Restricted Deferred Unit Award Agreement of Momentive Performance Materials Holdings LLC	S-4	333-172943	10.7	3/18/2011
10.38‡	Form of Unit Option Agreement of Momentive Performance Materials Holdings LLC	S-4	333-172943	10.71	3/18/2011
10.39‡	Form of Director Unit Option Agreement of Momentive Performance Materials Holdings LLC	S-4	333-172943	10.72	3/18/2011
10.40‡	Management Investor Rights Agreement, dated as of February 23, 2011 by and among Momentive Performance Materials Holdings LLC and the Holders	S-4	333-172943	10.73	3/18/2011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.41	Master Confidentiality and Joint Development Agreement entered into on March 17, 2011 by and between Momentive Performance Materials Inc. and Momentive Specialty Chemicals Inc.	8-K	001-00071	10.2	3/17/2011
10.42	Fourth Joinder and Supplement to Intercreditor Agreement, dated as of March 14, 2013, by and among Wilmington Trust, National Association, as trustee, JPMorgan Chase Bank N.A., as intercreditor agent, Wilmington Trust Company, as trustee and collateral agent and as second-priority agent, Momentive Specialty Chemicals Holdings LLC, Momentive Specialty Chemicals Inc. and each subsidiary of Momentive Specialty Chemicals Inc. party thereto.	8-K	001-00071	10.5	3/20/2012
10.43‡	First Amended Resolution Specialty Materials Inc 2004 Stock Option Plan	10-Q	001-00071	10.1	11/13/2012
10.44‡	First Amended Hexion LLC 2007 Long-Term Incentive Plan	10-Q	001-00071	10.2	11/13/2012
10.45	Fifth Joinder and Supplement to Intercreditor Agreement, dated January 14, 2013, by and among Wilmington Trust, National Association, as trustee, JPMorgan Chase Bank N.A., as intercreditor agent, Wilmington Trust, National Association, as trustee and collateral agent and as second-priority agent, Momentive Specialty Chemicals Holdings LLC, Momentive Specialty Chemicals Inc. and each subsidiary of Momentive Specialty Chemicals Inc. party thereto.	8-K	001-00071	10.2	1/18/2013
10.46
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
		8-K	001-00071	10.1	2/6/2013
10.47	Additional Secured Party Consent, dated January 31, 2013, among Wilmington Trust Bank, National Association, as trustee and as authorized representative, JPMorgan Chase Bank, N.A., as applicable first lien representative and collateral agent, Momentive Specialty Chemicals Holdings LLC, Momentive Specialty Chemicals Inc. and subsidiaries of Momentive Specialty Chemicals Inc. party thereto.	8-K	001-00071	10.2	2/6/2013
10.48	Amendment No. 1 to the Momentive Performance Materials Holdings LLC 2011 Equity Incentive Plan	8-K	001-00071	10.1	3/6/2013
10.49	Form of Restricted Deferred Unit Agreement of Momentive Performance Materials Holdings LLC	8-K	001-00071	10.2	3/6/2013
10.50	Form of Unit Option Agreement of Momentive Performance Materials Holdings LLC	8-K	001-00071	10.3	3/6/2013
10.51‡	Momentive Performance Materials Holdings LLC 2012 Long-Term Cash Incentive Plan	10-K	001-00071	10.92	4/1/2013
10.52‡	Amended and Restated Momentive Performance Materials Holdings LLC 2011 Equity Incentive Plan	10-K	001-00071	10.93	4/1/2013
10.53	ABL Intercreditor Agreement, dated as of March 28, 2013, by and among JPMorgan Chase Bank, N.A., as the ABL facility collateral agent, Wilmington Trust, National Association, as applicable first-lien agent and first-lien collateral agent, Momentive Specialty Chemicals Inc. and subsidiaries of Momentive Specialty Chemicals Inc. party thereto.	8-K	001-00071	10.2	4/3/2013
10.54‡	Collateral Agreement, dated as of March 28, 2013, by and among Momentive Specialty Chemicals Inc., subsidiaries of Momentive Specialty Chemicals Inc. party thereto and JPMorgan Chase Bank, N.A. as collateral agent.	8-K	001-00071	10.3	4/3/2013
10.55	Collateral Agreement, dated as of March 28, 2013, by and among Momentive Specialty Chemicals Inc., subsidiaries of Momentive Specialty Chemicals Inc. party thereto and Wilmington Trust, National Association, as collateral agent.	8-K	001-00071	10.4	4/3/2013
10.56	Joinder and Supplement to Second Lien Intercreditor Agreement, dated as of March 28, 2013, among JPMorgan Chase Bank, N.A., as ABL credit agreement agent, former intercreditor agent and new intercreditor agent, Wilmington Trust Company, as second-lien trustee, Wilmington Trust, National Association, as 1.5 lien trustee, Wilmington Trust, National Association, as first lien trustee, Momentive Specialty Chemicals Holdings LLC, Momentive Specialty Chemicals Inc. and subsidiaries of Momentive Specialty Chemicals Inc. party thereto.	8-K	001-00071	10.6	4/3/2013
10.57‡	Momentive Performance Materials Holdings LLC 2014 Incentive Compensation Plan	10-K	001-00071	10.87	3/31/2014

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.58‡	Second Amended and Restated Shared Services Agreement, dated as of October 24, 2014, by and among Momentive Specialty Chemicals Inc., Momentive Performance Materials Inc., and the subsidiaries of the Momentive Performance Materials Inc., party thereto	8-K	001-00071	10.1	10/30/2014
10.59‡	Momentive Performance Materials Holdings LLC Long-Term Cash Incentive Plan	10-Q	001-00071	10.1	11/10/2014
10.60‡	Form of 2014 Cash-based Long-Term Incentive Award Agreement	10-Q	001-00071	10.2	11/10/2014
10.61‡	Summary of Terms of Employment between Momentive Performance Materials Inc. and Douglas Johns dated October 3, 2010	10-K	001-00071	10.82	3/10/2015
10.62	First Lien Intercreditor Agreement, dated as of April 15, 2015, among Wilmington Trust, National Association, as collateral agent, Wilmington	8-K	001-00071	10.1	4/15/2015
10.63	Additional Secured Party Consent, dated April 15, 2015, among Wilmington Trust, National Association, as authorized representative for the new secured parties, Wilmington Trust, National Association, as collateral agent, and Hexion Inc.	8-K	001-00071	10.2	4/15/2015
10.64
Fourth Joinder and Supplement to Intercreditor Agreement, dated as of April 15, 2015, by and among JPMorgan Chase Bank, N.A., as intercreditor agent, JPMorgan Chase Bank, N.A., as senior-priority agent for the ABL secured parties, Wilmington Trust, National Association, as senior-priority agent for the existing first lien notes, Wilmington Trust, National Association, as trustee and senior-priority agent for the new first lien notes, Wilmington Trust, National Association, as trustee and second-priority agent for the existing 1.5 lien notes, Hexion LLC, Hexion Inc. and subsidiaries of Hexion Inc. party thereto.

		8-K	001-00071	10.3	4/15/2015
10.65
Second Joinder and Supplement to Intercreditor Agreement, dated as of April 15, 2015, by and among JPMorgan Chase Bank, N.A., as intercreditor agent, JPMorgan Chase Bank, N.A., as senior-priority agent for the ABL secured parties, Wilmington Trust, National Association, as trustee and senior-priority agent for the existing first lien notes, Wilmington Trust, National Association, as senior-priority agent for the new first lien notes, Wilmington Trust, National Association, as senior-priority agent for the 1.5 lien notes, Wilmington Trust Company, as trustee and second-priority agent for the existing second lien notes, Hexion LLC, Hexion Inc. and subsidiaries of Hexion Inc. party thereto.

		8-K	001-00071	10.4	4/15/2015
10.66	Joinder Agreement to ABL Intercreditor Agreement, dated as of April 15, 2015, by and among JPMorgan Chase Bank, N.A., as ABL facility collateral agent, Wilmington Trust, National Association, as new representative, applicable first-lien agent and first-lien collateral agent, and Hexion Inc.	8-K	001-00071	10.5	4/15/2015
10.67‡	Hexion Holdings LLC 2015 Incentive Compensation Plan	10-Q	001-00071	10.1	5/13/2015
10.68‡	Summary of Terms of Employment between Hexion Inc. and Douglas A. Johns dated May 6, 2015	10-Q	001-00071	10.1	8/12/2015
10.69	Amendment Agreement, dated as of July 27, 2015, among Hexion LLC, Hexion Inc., as U.S. borrower, Hexion Canada Inc., as Canadian borrower, Hexion B.V., as Dutch borrower, Hexion UK Limited and Borden Chemical UK Limited, as U.K. borrowers, Hexion GmbH, as German borrower, the other subsidiaries of Hexion LLC party thereto, as loan parties, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.	10-Q	001-00071	10.2	8/12/2015
10.70‡	Summary of Terms of Employment between Hexion Inc. and George F. Knight dated October 22, 2015	10-K	001-00071	10.79	3/14/2016
10.71	2015 Audited Financial Statements of Unconsolidated Affiliate of Hexion Inc.					X
10.72‡	Hexion Holdings LLC 2016 Incentive Compensation Plan	8-K	001-00071	10.2	5/6/2016
10.73‡	Form of 2016 Cash-Based Long-Term Incentive Award Agreement	10-Q	001-00071	10.1	11/14/2016
10.74	Amendment Agreement, dated as of December 21, 2016, among Hexion LLC, certain subsidiaries of Hexion LLC party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.	8-K	001-00071	10.1	12/23/2016
10.75‡	Letter Agreement with Judith A. Sonnett dated June 30, 2016					X
10.76‡	2016 Cash-Based Long-Term Incentive Award Agreement for Nathan E. Fisher dated January 3, 2017					X
10.77	2016 Audited Financial Statements of Unconsolidated Affiliate of Hexion Inc.					X

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.78	Additional Secured Party Consent, dated as of February 8, 2017, among Wilmington Trust, National Association, as authorized representative for the new secured parties, Wilmington Trust, National Association, as collateral agent, Wilmington Trust, National Association, as authorized representative of the new secured parties, Wilmington Trust, National Association, as authorized representative for the notes obligations, Wilmington Trust, National Association, as authorized representative for the initial other first priority obligations, Hexion Inc. and subsidiaries of Hexion Inc. party thereto.	8-K	001-00071	10.1	2/10/2017
10.79
Third Joinder and Supplement to Intercreditor Agreement, dated as of February 8, 2017, by and among JPMorgan Chase Bank, N.A., as intercreditor agent, JPMorgan Chase Bank, N.A., as senior-priority agent for the ABL secured parties, Wilmington Trust, National Association, as trustee and senior-priority agent for the existing first lien notes, Wilmington Trust, National Association, as senior-priority agent for the new first lien notes, Wilmington Trust, National Association, as senior-priority agent for the new 1.5 lien notes, Wilmington Trust Company, as trustee and second-priority agent for the existing second lien notes, Hexion LLC, Hexion Inc. and subsidiaries of Hexion Inc. party thereto.

		8-K	001-00071	10.2	2/10/2017
10.80	Second Joinder Agreement to ABL Intercreditor Agreement, dated as of February 8, 2017, among JPMorgan Chase Bank, N.A., as ABL facility collateral agent, Wilmington Trust, National Association, as new representative, applicable first-lien agent and first-lien collateral agent, and Hexion Inc.	8-K	001-00071	10.3	2/10/2017
10.81	Collateral Agreement, dated as of February 8, 2017, among Wilmington Trust, National Association, as collateral agent, Hexion Inc. and subsidiaries of Hexion Inc. party thereto.	8-K	001-00071	10.4	2/10/2017
10.82	Amended and Restated Intercreditor Agreement, dated as of February 8, 2017, among JPMorgan Chase Bank, N.A., as intercreditor agent, JPMorgan Chase Bank, N.A., as senior-priority agent for the ABL secured parties, Wilmington Trust, National Association, as senior-priority agent for the existing first lien notes, Wilmington Trust, National Association, as trustee and senior-priority agent for the new first lien notes, Wilmington Trust, National Association, as trustee and second-priority agent for the new 1.5 lien notes, Hexion LLC, Hexion Inc. and subsidiaries of Hexion Inc. party thereto.	8-K	001-00071	10.5	2/10/2017
10.83
Fourth Joinder and Supplement to Intercreditor Agreement, dated as of February 8, 2017, among JPMorgan Chase Bank, N.A., as intercreditor agent, JPMorgan Chase Bank, N.A., as senior-priority agent for the ABL secured parties, Wilmington Trust, National Association, as trustee and senior-priority agent for the existing first lien notes, Wilmington Trust, National Association, as senior-priority agent for the new first lien notes, Wilmington Trust, National Association, as senior-priority agent for the new 1.5 lien notes, Wilmington Trust Company, as trustee and second-priority agent for the existing second lien notes, Hexion LLC, Hexion Inc. and subsidiaries of Hexion Inc. party thereto.

		8-K	001-00071	10.6	2/10/2017
10.84
Additional Extending Lender Joinder Agreement and Amendment, dated as of January 18, 2017, related to the Amended and Restated Asset-Based Revolving Credit Agreement, dated as of December 21, 2016, among Hexion LLC, Hexion Inc., as U.S. Borrower, Hexion Canada Inc., as Canadian Borrower, Hexion B.V., as Dutch Borrower, Hexion UK Limited and Borden Chemical UK Limited, as UK Borrowers, Hexion GmbH, as German Borrower, each subsidiary loan party party thereto, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, swingline lender and initial issuing bank.
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

ITEM 16 - FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEXION INC.

By:	/s/ George F. Knight
George F. Knight
Executive Vice President and Chief Financial Officer
Date: March 8, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Signature	Date
Craig O. Morrison	Director, President and Chief Executive Officer (Principal Executive Officer) and Manager, Hexion Holdings LLC	/s/ Craig O. Morrison	March 8, 2017

George F. Knight	Director, Executive Vice President and Chief Financial Officer (Principal Financial Officer) and Manager, Hexion Holdings LLC	/s/ George F. Knight	March 8, 2017

Colette B. Barricks	Senior Vice President and General Controller (Principal Accounting Officer)	/s/ Colette B. Barricks	March 8, 2017

Samuel Feinstein	Manager, Hexion Holdings LLC	/s/ Samuel Feinstein	March 8, 2017

William H. Joyce	Manager, Hexion Holdings LLC	/s/ William H. Joyce	March 8, 2017

Robert Kalsow-Ramos	Manager, Hexion Holdings LLC	/s/ Robert Kalsow-Ramos	March 8, 2017

Scott M. Kleinman	Manager, Hexion Holdings LLC	/s/ Scott M. Kleinman	March 8, 2017

Geoffrey A. Manna	Manager, Hexion Holdings LLC	/s/ Geoffrey A. Manna	March 8, 2017

Jonathan D. Rich	Manager, Hexion Holdings LLC	/s/ Jonathan D. Rich	March 8, 2017

Marvin O. Schlanger	Manager, Hexion Holdings LLC	/s/ Marvin O. Schlanger	March 8, 2017

HEXION INTERNATIONAL HOLDINGS COOPERATIEF U.A.
CONSOLIDATED BALANCE SHEETS

(In millions)	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $17 and $8, respectively) (see Note 2)	$113	$123
Accounts receivable (net of allowance for doubtful accounts of $11)	208	244
Accounts receivable from affiliates (see Note 3)	87	221
Loans receivable from affiliates (see Note 8)	173	33
Inventories:
Finished and in-process goods	100	99
Raw materials and supplies	54	51
Other current assets	18	23
Total current assets	753	794
Long-term loans receivable from affiliates (see Note 8)	1	148
Investments in unconsolidated entities	10	10
Other long-term assets	36	36
Property and equipment
Land	34	44
Buildings	127	157
Machinery and equipment	1,064	1,131
	1,225	1,332
Less accumulated depreciation	(785)	(857)
	440	475
Goodwill (see Note 4)	98	101
Other intangibles assets, net (see Note 4)	27	36
Total assets	$1,365	$1,600
Liabilities and Deficit
Current liabilities:
Accounts payable	$192	$197
Accounts payable to affiliates (see Note 3)	79	100
Debt payable within one year (see Note 7)	79	66
Affiliated debt payable within one year (see Note 8)	46	13
Income taxes payable	5	3
Accrued payroll and incentive compensation	26	32
Other current liabilities	48	50
Total current liabilities	475	461
Long-term liabilities:
Long-term debt (see Note 7)	18	36
Affiliated long-term debt (see Note 8)	1,039	1,248
Deferred income taxes (see Note 16)	9	6
Long-term pension and postretirement benefit obligations (see Note 11)	204	179
Other long-term liabilities	68	60
Total liabilities	1,813	1,990
Commitments and contingencies (see Notes 7, 9 and 10)
Deficit
Paid-in capital	179	164
Loans receivable from parent	(179)	(86)
Accumulated other comprehensive loss	(86)	(61)
Accumulated deficit	(361)	(406)
Total Hexion International Holdings Cooperatief U.A. shareholder's deficit	(447)	(389)
Noncontrolling interest	(1)	(1)
Total deficit	(448)	(390)
Total liabilities and deficit	$1,365	$1,600
See Notes to Consolidated Financial Statements

HEXION INTERNATIONAL HOLDINGS COOPERATIEF U.A.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(In millions)	2016	2015	2014
Net sales	$1,948	$2,344	$2,897
Cost of sales	1,652	1,956	2,598
Gross profit	296	388	299
Selling, general and administrative expense	185	179	302
Asset impairments (see Note 2)	—	6	5
Business realignment costs (see Note 2)	15	9	16
Gain on dispositions (see Note 12)	(28)	—	—
Other operating (income) expense, net	(3)	(7)	2
Operating income (loss)	127	201	(26)
Interest expense, net	10	8	6
Affiliated interest expense, net (see Note 8)	72	79	88
Other non-operating income, net (see Note 3)	(28)	(98)	(100)
Income (loss) before income taxes and earnings from unconsolidated entities	73	212	(20)
Income tax expense (see Note 16)	31	27	13
Income (loss) before earnings from unconsolidated entities	42	185	(33)
Earnings from unconsolidated entities, net of taxes	1	1	1
Net income (loss)	43	186	(32)
Net (income) loss attributable to noncontrolling interest	—	(1)	1
Net income (loss) attributable to Hexion International Holdings Cooperatief U.A.	$43	$185	$(31)
See Notes to Consolidated Financial Statements

HEXION INTERNATIONAL HOLDINGS COOPERATIEF U.A.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(In millions)	2016	2015	2014
Net income (loss)	$43	$186	$(32)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(24)	(45)	(56)
(Loss) gain recognized from pension and postretirement benefits	(1)	(1)	3
Other comprehensive loss	(25)	(46)	(53)
Comprehensive income (loss)	18	140	(85)
Comprehensive (income) loss attributable to noncontrolling interest	—	(1)	1
Comprehensive income (loss) attributable to Hexion International Holdings Cooperatief U.A.	$18	$139	$(84)
See Notes to Consolidated Financial Statements

HEXION INTERNATIONAL HOLDINGS COOPERATIEF U.A.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2016	2015	2014
Cash flows provided by (used in) operating activities
Net income (loss)	$43	$186	$(32)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	62	63	73
Allocations of corporate overhead, net (see Note 3)	5	6	11
Gain on foreign exchange guarantee agreement with parent (see Note 3)	(18)	(93)	(101)
Loss on cash pooling guarantee agreement with parent (see Note 3)	2	1	4
Gain on disposition (see Note 12)	(28)	—	—
Gain on step acquisition (see Note 13)	—	(5)	—
Deferred tax expense (benefit)	2	8	(5)
Non-cash asset impairments and accelerated depreciation	—	7	5
Unrealized losses (gains) on pension and postretirement benefit plan liabilities	33	(13)	77
Unrealized foreign exchange (gain) loss	(54)	10	8
Other non-cash adjustments	1	(10)	(1)
Net change in assets and liabilities:
Accounts receivable	29	(11)	(41)
Inventories	(24)	35	(44)
Accounts payable	12	14	(15)
Income taxes payable	18	4	(1)
Other assets, current and non-current	(21)	14	27
Other liabilities, current and non-current	100	8	—
Net cash provided by (used in) operating activities	162	224	(35)
Cash flows provided by (used in) investing activities
Capital expenditures	(72)	(81)	(93)
Capitalized interest	—	(1)	—
Purchase of businesses, net of cash acquired	—	(7)	(12)
Proceeds from disposition, net	107	—	—
Proceeds from the sale of assets	4	13	—
Change in restricted cash	(9)	(3)	(3)
Proceeds from sale of (purchases of) investments, net	—	6	(1)
Net cash provided by (used in) investing activities	30	(73)	(109)
Cash flows (used in) provided by financing activities
Net short-term debt borrowings	(36)	9	2
Borrowings of long-term debt	283	21	92
Repayments of long-term debt	(254)	(39)	(87)
Affiliated loan (repayments) borrowings, net	(215)	(127)	22
Capital contribution from parent	13	26	29
Net cash (used in) provided by financing activities	(209)	(110)	58
Effect of exchange rates on cash and cash equivalents	(2)	(9)	(8)
(Decrease) increase in cash and cash equivalents	(19)	32	(94)
Cash and cash equivalents at beginning of year	115	83	177
Cash and cash equivalents at end of year	$96	$115	$83
Supplemental disclosures of cash flow information
Cash paid for:
Interest, net	$83	$85	$93
Income taxes, net of cash refunds	15	13	24
Non-cash investing activity:
Assignment of note receivable from parent (see Note 8)	$—	$—	$59
Non-cash assumption of debt on step acquisition (see Note 13)	—	18	—
Non-cash financing activity:
Contribution from parent—settlement of intercompany guarantee agreements (see Note 3)	$—	$—	$63
See Notes to Consolidated Financial Statements

HEXION INTERNATIONAL HOLDINGS COOPERATIEF U.A.
CONSOLIDATED STATEMENTS OF DEFICIT

(In millions)	Paid-in (Deficit) Capital	Loans Receivable from Parent	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Hexion International Holdings Cooperatief U.A. Shareholders’ Deficit	Noncontrolling Interest	Total
Balance at December 31, 2013	$22	$(140)	$38	$(560)	$(640)	$(1)	$(641)
Net loss	—	—	—	(31)	(31)	(1)	(32)
Other comprehensive loss	—	—	(53)	—	(53)	—	(53)
Net repayments from parent	—	80	—	—	80	—	80
Translation adjustment and other non-cash changes in principal	—	59	—	—	59	—	59
Capital contribution from parent	29	—	—	—	29	—	29
Non-cash capital contribution from parent - settlement of intercompany guarantee agreements (see Note 3)	63	—	—	—	63	—	63
Purchase of business from related party under common control (see Note 3)	3	—	—	—	3	—	3
Allocations of corporate overhead (See Note 3)	11	—	—	—	11	—	11
Balance at December 31, 2014	128	(1)	(15)	(591)	(479)	(2)	(481)
Net income	—	—	—	185	185	1	186
Other comprehensive loss	—	—	(46)	—	(46)	—	(46)
Non-cash changes in principal and translation adjustment	—	(85)	—	—	(85)	—	(85)
Capital contribution from parent	30	—	—	—	30	—	30
Allocations of corporate overhead (see Note 3)	6	—	—	—	6	—	6
Balance at December 31, 2015	164	(86)	(61)	(406)	(389)	(1)	(390)
Net income	—	—	—	43	43	—	43
Other comprehensive loss	—	—	(25)	—	(25)	—	(25)
Non-cash changes in principal and translation adjustment	—	(93)	—	—	(93)	—	(93)
Capital contribution from parent	13	—	—	—	13	—	13
Deconsolidation of subsidiary	(3)			2	(1)		(1)
Allocations of corporate overhead (see Note 3)	5	—	—	—	5	—	5
Balance at December 31, 2016	$179	$(179)	$(86)	$(361)	$(447)	$(1)	$(448)

See Notes to Consolidated Financial Statements

HEXION INTERNATIONAL HOLDINGS COOPERATIEF U.A.

Notes to Consolidated Financial Statements
(In millions)
1. Background and Basis of Presentation
Hexion International Holdings Cooperatief U.A. (“CO-OP”) (formerly known as Momentive International Holdings Cooperatief U.A.) is a holding company whose primary assets are its investments in Hexion Holding B.V. and Hexion Canada, Inc. (“Hexion Canada”), and their respective subsidiaries. Together, CO-OP, through its investments in Hexion Canada and Hexion Holding B.V. and their respective subsidiaries (collectively referred to as the “Company”), is engaged in the manufacture and marketing of urea, phenolic, epoxy and epoxy specialty resins and coatings applications primarily used in forest and industrial and construction products and other specialty and industrial chemicals worldwide. At December 31, 2016, the Company’s operations included 32 manufacturing facilities in Europe, North America, South America, Australia, New Zealand, China and Korea.
The Company is a wholly owned subsidiary of Hexion Inc. (“Hexion”), which, through a series of intermediate holding companies, is controlled by investment funds managed by affiliates of Apollo Management Holdings, L.P. (together with Apollo Global Management, LLC and its subsidiaries, “Apollo”). The Company has significant related party transactions with Hexion, as discussed in Note 3. CO-OP operates as a business under the direction and with support of its parent, Hexion. All entities are under the common control of Hexion.
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
Foreign Currency Translations and Transactions—Assets and liabilities of foreign affiliates are translated at the exchange rates in effect at the balance sheet date. Income, expenses and cash flows are translated at average exchange rates prevailing during the year. The Company recognized transaction gains of $19, losses of $2 and gains of $6 for the years ended December 31, 2016, 2015 and 2014, respectively, which are included as a component of “Net income (loss).” In addition, gains or losses related to the Company’s intercompany loans payable and receivable denominated in a foreign currency other than the subsidiary’s functional currency that are deemed to be permanently invested are also remeasured to cumulative translation and recorded in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets. The effect of translation is included in “Accumulated other comprehensive loss.”
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
Cash and Cash Equivalents—The Company considers all highly liquid investments that are purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2016 and 2015, the Company had interest-bearing time deposits and other cash equivalent investments of $7 and $14, respectively. These amounts are included in the Consolidated Balance Sheets as a component of “Cash and cash equivalents.”
Allowance for Doubtful Accounts—The allowance for doubtful accounts is estimated using factors such as customer credit ratings and past collection history. Receivables are charged against the allowance for doubtful accounts when it is probable that the receivable will not be collected.
Inventories—Inventories are stated at lower of cost or market using the first-in, first-out method. Costs include direct material, direct labor and applicable manufacturing overheads, which are based on normal production capacity. Abnormal manufacturing costs are recognized as period costs and fixed manufacturing overheads are allocated based on normal production capacity. An allowance is provided for excess and obsolete inventories based on management’s review of inventories on-hand compared to estimated future usage and sales. Inventories in the Consolidated Balance Sheets are presented net of an allowance for excess and obsolete inventory of $3 at both December 31, 2016 and 2015.

Deferred Expenses—Deferred debt financing costs are included in “Long-term debt” in the Consolidated Balance Sheets, with the exception of deferred financing costs related to revolving line of credit arrangements, which are included in “Other long-term assets” in the Consolidated Balance Sheets. These costs are amortized over the life of the related debt or credit facility using the effective interest method. Upon extinguishment of any debt, the related debt issuance costs are written off. At both December 31, 2016 and 2015, the Company’s unamortized deferred financing costs were $3 and $1, respectively.
Property and Equipment—Land, buildings and machinery and equipment are stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of properties (the average estimated useful lives for buildings and machinery and equipment are 20 years and 15 years, respectively). Assets under capital leases are amortized over the lesser of their useful life or the lease term. Major renewals and betterments are capitalized. Maintenance, repairs, minor renewals and turnarounds (periodic maintenance and repairs to major units of manufacturing facilities) are expensed as incurred. When property and equipment is retired or disposed of, the asset and related depreciation are removed from the accounts and any gain or loss is reflected in operating income. The Company capitalizes interest costs that are incurred during the construction of property and equipment. Depreciation expense was $54, $54 and $63 for the years ended December 31, 2016, 2015 and 2014, respectively.
Goodwill and Intangibles—The excess of purchase price over net tangible and identifiable intangible assets of businesses acquired is carried as “Goodwill” in the Consolidated Balance Sheets. Separately identifiable intangible assets that are used in the operations of the business (e.g., patents and technology, tradenames, customer lists and contracts) are recorded at cost (fair value at the time of acquisition) and reported as “Other intangible assets, net” in the Consolidated Balance Sheets. Costs to renew or extend the term of identifiable intangible assets are expensed as incurred. The Company does not amortize goodwill. Intangible assets with determinable lives are amortized on a straight-line basis over the shorter of the legal or useful life of the assets, which range from 1 to 30 years (see Note 4).
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
Long-Lived and Amortizable Intangible Assets
There were no long-lived asset impairments recorded during the year ended December 31, 2016. During the years ended December 31, 2015 and 2014, the Company recorded long-lived asset impairments of $6 and $5, respectively, which are included in “Asset impairments” in the Consolidated Statements of Operations (see Note 5).
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
At October 1, 2016 and 2015, the estimated fair value of the Company’s reporting unit was deemed to be substantially in excess of the carrying amount of assets (including goodwill) and liabilities assigned to the reporting unit.
General Insurance—The Company is generally insured for losses and liabilities for workers’ compensation, physical damage to property, business interruption and comprehensive general, product and vehicle liability under policies maintained by Hexion, and is allocated a share of the related premiums. The Company records losses when they are probable and reasonably estimable (see Note 3).
Legal Claims and Costs—The Company accrues for legal claims and costs in the period in which a claim is made or an event becomes known, if the amounts are probable and reasonably estimable. Each claim is assigned a range of potential liability and the most likely amount is accrued. If there is no amount in the range of potential liability that is most likely, the low end of the range is accrued. The amount accrued includes all costs associated with the claim, including settlements, assessments, judgments and fines. Legal fees are expensed as incurred (see Note 10).
Environmental Matters— Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Environmental accruals are reviewed on a quarterly basis and as events and developments warrant (see Note 10).

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
Research and Development Costs—Funds are committed to research and development activities for technical improvement of products and processes that are expected to contribute to future earnings. All costs associated with research and development are charged to expense as incurred. Research and development and technical service expense of $29, $32 and $43 for the years ended December 31, 2016, 2015 and 2014, respectively, is included in “Selling, general and administrative expense” in the Consolidated Statements of Operations.
Business Realignment Costs—The Company incurred “Business realignment costs” totaling $15, $9 and $16 for the years ended December 31, 2016, 2015 and 2014, respectively. For the years ended December 31, 2016, 2015 and 2014, these costs primarily included expenses from the Company’s restructuring and cost optimization programs, as well as costs for environmental remediation at certain formerly owned locations.
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
Deferred tax balances are adjusted to reflect tax rates, based on current tax laws that will be in effect in the years in which temporary differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. For purposes of these financial statements, the international subsidiaries are treated as foreign subsidiaries of a domestic parent, the Company, for all periods presented. Income tax expense for the Company as well as a rate reconciliation is provided in Note 16.
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
Derivative Financial Instruments—The Company periodically enters into forward exchange contracts or interest rate swaps to reduce its cash flow exposure to changes in foreign exchange rates or interest rates. The Company does not hold or issue derivative financial instruments for trading purposes. These instruments are not accounted for using hedge accounting, but are measured at fair value and recorded in the balance sheet as an asset or liability, depending upon the Company’s underlying rights or obligations. Changes in fair value are recognized in earnings (see Note 6).
Stock-Based Compensation—Stock-based compensation cost is measured at the grant date based on the fair value of the award which is amortized as expense over the requisite service period on a graded-vesting basis. The Company does not maintain any stock-based compensation plans; however, certain of the Company’s employees have been granted equity awards denominated in units of Hexion Holdings LLC, Hexion’s ultimate parent. The Company is allocated a share of the related compensation expense (see Note 3).

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
Corporate Overhead Allocations—In order to properly present the financial results of the Company on a stand-alone basis, corporate controlled expenses incurred by Hexion that are not reimbursed by the Company are allocated to the Company. The amounts are allocated on the basis of “Net sales.” Management believes that the amounts allocated in such a manner are reasonable and consistent. However, the amounts are not necessarily indicative of the costs that would have been incurred if the Company had operated independently (see Note 3).
Subsequent Events—The Company has evaluated events and transactions subsequent to December 31, 2016 through the date of issuance of its Consolidated Financial Statements.
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

In August 2016, the FASB issued Accounting Standards Board Update No. 2016-15: Statement of Cash Flows (Topic 230) (“ASU 2016-15”) as part of the FASB simplification initiative. ASU 2016-15 provides guidance on treatment in the statement of cash flows for eight specific cash flow topics, with the objective of reducing existing diversity in practice. Of the eight cash flow topics addressed in the new guidance, the topics expected to have an impact on the Company include debt prepayment or debt extinguishment costs, proceeds from the settlement of insurance claims and distributions received from equity method investees. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period, and early adoption is permitted. The Company is currently assessing the potential impact of ASU 2016-15 on its financial statements.
Newly Adopted Accounting Standards
In November 2016, the FASB issued Accounting Standards Board Update No. 2016-18: Statement of Cash Flows (Topic 230) Restricted Cash (“ASU 2016-18”) as part of the FASB simplification initiative. ASU 2016-18 requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of period total amounts shown on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period, and early adoption is permitted. The Company is currently assessing the potential impact of ASU 2016-18 on its financial statements. The Company elected to early adopt ASU 2016-18 as of December 31, 2016 and have updated its Consolidated Statements of Cash Flows for all periods presented to comply with the requirements of ASU 2016-18.
3. Related Party Transactions
Product Sales and Purchases
The Company sells finished goods and certain raw materials to Hexion and certain of its subsidiaries. Total sales were $220, $233 and $239 for the years ended December 31, 2016, 2015 and 2014, respectively. The Company also purchases raw materials and finished goods from Hexion and certain of its subsidiaries. Total purchases were $62, $63 and $79 for the years ended December 31, 2016, 2015 and 2014, respectively. These transactions are included in “Net sales” and “Cost of sales” in the Consolidated Statements of Operations, accordingly.
The Company sells products to certain Apollo affiliates and other related parties. These sales were $11, $27 and $19 for the years ended December 31, 2016, 2015 and 2014, respectively. Accounts receivable from these affiliates were $3 and $5 at December 31, 2016 and 2015, respectively. The Company also purchases raw materials and services from certain Apollo affiliates and other related parties. These purchases were $1, $4 and $4 for the years ended December 31, 2016, 2015 and 2014, respectively. The Company had accounts payable to these affiliates of less than $1 and less than $1 at December 31, 2016 and 2015, respectively.
Billed Allocated Expenses
Hexion incurs various administrative and operating costs on behalf of the Company that are reimbursed by the Company. These costs include engineering and technical support, purchasing, quality assurance, sales and customer service, information systems, research and development and certain administrative services. These service costs have been allocated to the Company generally based on sales or sales volumes and when determinable, based on the actual usage of resources. These costs were $39, $43 and $40 for the years ended December 31, 2016, 2015 and 2014, respectively, and are primarily included within “Selling, general and administrative expense” in the Consolidated Statements of Operations.
Hexion provides global services related to procurement to the Company. These types of services are a raw materials based charge as a result of the global services being primarily related to procurement. The Company’s expense relating to these services totaled $13, $18 and $24 for the years ended December 31, 2016, 2015 and 2014, respectively, and is classified in “Selling, general and administrative expense” in the Consolidated Statements of Operations.
The Company also has various technology and royalty agreements with Hexion. Charges under these agreements are based on revenue or profits generated. The Company’s total expense related to these agreements was $11, $20 and $36 for the years ended December 31, 2016, 2015 and 2014, respectively, and is classified in “Selling, general and administrative expense” in the Consolidated Statements of Operations.
In addition, Hexion maintains certain insurance policies that benefit the Company. Expenses related to these policies are allocated to the Company based upon sales, and were $5, $5 and $4 for the years ended December 31, 2016, 2015 and 2014, respectively. These expenses are included in “Selling, general and administrative expense” in the Consolidated Statements of Operations.
Foreign Exchange Gain/Loss Agreement
The Company entered into a foreign exchange gain/loss guarantee agreement in 2011 (which was renewed in each year from 2012 through 2016) with Hexion, whereby Hexion agreed to hold the Company neutral for any foreign exchange gains or losses incurred by the Company for statutory purposes associated with certain of its affiliated loans. The Company recorded unrealized gains of $18, $93 and $101 for the years ended December 31, 2016, 2015 and 2014, respectively, which has been recorded within “Other non-operating income, net” in the Consolidated Statements of Operations.

During the year ended December 31, 2014, Hexion contributed its outstanding receivable of $41 related to the hedge agreement results and remuneration amounts from 2012 and 2013 to the Company as a capital contribution and permanent investment in the Company, which is recorded in “Paid-in-capital” in the Consolidated Balance Sheets. During the year ended December 31, 2015, $85 of the outstanding receivable related to the hedge agreement results from 2014 was converted into an affiliated loan from Hexion to the Company. During the year ended December 31, 2016, $93 of the outstanding receivable related to the hedge agreement results from 2015 was converted into an affiliated loan from Hexion to the Company. At December 31, 2016, the balance of this affiliated loan is recorded in "Loans receivable from parent" within the equity section of the Consolidated Balance Sheets.
Cash Pooling Agreement Guarantee
In March 2012, the Company entered into a guarantee agreement with Hexion whereby Hexion agreed to hold the Company neutral for any interest income or expense exposure incurred by the Company for statutory purposes associated with certain of its affiliated loans that were entered into under an internal cash management agreement. In connection with this agreement, the Company recorded expense of $2, $1 and $4 for the years ended December 31, 2016, 2015 and 2014, respectively, which has been recorded within “Other non-operating (income) expense, net” in the Consolidated Statements of Operations. During the year ended December 31, 2014, Hexion contributed its outstanding receivable of $21 related to the agreement to the Company as a capital contribution and permanent investment in the Company, which is recorded in “Paid-in-capital” in the Consolidated Balance Sheets.
Accounts Receivable Factoring Agreement Guarantee
In December 2013, the Company entered into a guarantee agreement with Hexion whereby Hexion agreed to hold the Company neutral for any foreign exchange or bad debt exposure incurred by the Company for statutory purposes associated with purchases and sales of accounts receivable under an internal accounts receivable purchase and sale agreement. In connection with this agreement, the Company recorded income of less than $1 for the years ended December 31, 2016 and 2015, and expense of $1 for the year ended December 31, 2014, which has been recorded within “Other non-operating income, net” in the Consolidated Statements of Operations. During the year ended December 31, 2014, Hexion contributed its outstanding receivable of $1 related to the agreement to the Company as a capital contribution and permanent investment in the Company, which is recorded in “Paid-in-capital” in the Consolidated Balance Sheets.
Other Allocated Expenses
At December 31, 2016 and 2015, the Company had affiliated receivables of $87 and $221, respectively, and affiliated payables of $79 and $100, respectively, pertaining to all of the billed related party transactions described above.
Unbilled Allocated Corporate Controlled Expenses

In addition to direct charges, Hexion provides certain administrative services that are not reimbursed by the Company. These costs include corporate controlled expenses such as executive management, legal, health and safety, accounting, tax and credit, and have been allocated herein to the Company on the basis of “Net sales.” The charges also include allocated stock-based compensation expense of less than $1 for the years ended December 31, 2016 and 2015 and 2014, which is included in the Finance section of the table below. Management believes that the amounts are allocated in a manner that is reasonable and consistent, and that these allocations are necessary in order to properly depict the financial results of the Company on a stand-alone basis. However, the amounts are not necessarily indicative of the costs that would have been incurred if the Company had operated independently. These charges are included in “Selling, general and administrative expense” in the Consolidated Statements of Operations, with the offsetting credit recorded in “Paid-in capital.” There is no income tax provided on these amounts because they are not deductible for tax purposes.
The following table summarizes the corporate controlled expense allocations for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Executive group	$—	$3	$3
Environmental, health and safety services	1	1	2
Finance	4	2	6
Total	$5	$6	$11
See Note 8 for a description of the Company’s affiliated financing and investing activities.
Other Transactions

In April 2014, the Company purchased 100% of the interests in MPM’s Canadian subsidiary for a purchase price of approximately $12. As a part of the transaction the Company also entered into a non-exclusive distribution agreement with a subsidiary of MPM, whereby the Company will act as a distributor of certain of MPM’s products in Canada. The agreement has a term of 10 years, and is cancelable by either party with 180 days’ notice. The Company is compensated for acting as distributor at a rate of 2% of the net selling price of the related products sold. Additionally, MPM provided transitional services to the Company for a period of 6 months subsequent to the transaction date. During the year ended December 31, 2016 and 2015, the Company purchased approximately $26 and $28, respectively, of products from MPM under this distribution agreement, and earned $1 from MPM as compensation for acting as distributor of the products. As of both December 31, 2016 and 2015, the Company had $2 of accounts payable to MPM related to the distribution agreement.

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

4. Goodwill and Other Intangible Assets
The gross carrying amount and accumulated impairments of goodwill consist of the following as of December 31, 2016 and 2015:

2016				2015
Gross Carrying Amount	Accumulated Impairments	Accumulated Foreign Currency Translation	Net Book Value	Gross Carrying Amount	Accumulated Impairments	Accumulated Foreign Currency Translation	Net Book Value
$116	$(5)	$(13)	$98	$116	$(5)	$(10)	$101
The changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015 are as follows:

Total
Goodwill balance at December 31, 2014	$102
Acquisitions	10
Foreign currency translation	(11)
Goodwill balance at December 31, 2015	101
Foreign currency translation	(3)
Goodwill balance at December 31, 2016	$98
In 2015, the Company acquired the remaining 50% interest in Momentive Union Specialty Chemicals Ltd, a joint venture in China, from its joint venture partner, and the allocation of fair value to the assets acquired and liabilities assumed at the date of acquisition resulted in $10 being allocated to goodwill (see Note 13).
The Company’s intangible assets with identifiable useful lives consist of the following as of December 31, 2016 and 2015:

	2016				2015
	Gross Carrying Amount	Accumulated Impairments	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Impairments	Accumulated Amortization	Net Book Value
Patents and technology	$67	$—	$(54)	$13	$67	$—	$(50)	$17
Customer lists and contracts	78	(17)	(57)	4	78	(17)	(52)	9
Other	19	—	(9)	10	19	—	(9)	10
Total	$164	$(17)	$(120)	$27	$164	$(17)	$(111)	$36
The impact of foreign currency translation on intangible assets is included in accumulated amortization.
Total intangible amortization expense for the years ended December 31, 2016, 2015 and 2014 was $8, $9 and $10, respectively.
Estimated annual intangible amortization expense for 2017 through 2021 is as follows:

2017	$6
2018	4
2019	4
2020	4
2021	4

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

Recurring Fair Value Measurements
Following is a summary of assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
December 31, 2016
Derivative assets	$—	$197	$—	$197
December 31, 2015
Derivative assets	$—	$184	$—	$184
Level 2 derivative liabilities consist of derivative instruments transacted primarily in over-the-counter markets. There were no transfers between Level 1, Level 2 or Level 3 measurements during the years ended December 31, 2016 and 2015.
The Company calculates the fair value of its Level 2 derivative liabilities using standard pricing models with market-based inputs, adjusted for nonperformance risk. When its financial instruments are in a liability position, the Company evaluates its credit risk as a component of fair value. At December 31, 2016 and 2015, no adjustment was made by the Company to reduce its derivative liabilities for nonperformance risk.
When its financial instruments are in an asset position, the Company is exposed to credit loss in the event of nonperformance by other parties to these contracts and evaluates their credit risk as a component of fair value.
Non-recurring Fair Value Measurements
Following is a summary of losses as a result of the Company measuring assets at fair value on a non-recurring basis during the years ended December 31, 2016, 2015 and 2014, all of which were valued using Level 3 inputs.

	Year Ended December 31,
	2016	2015	2014
Long-lived assets held and used	$—	$4	$5
Long-lived assets held for disposal/abandonment	—	2	—
Total	$—	$6	$5
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

Non-derivative Financial Instruments
The following table summarizes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
December 31, 2016
Non-affiliated debt	$97	$—	$95	$2	$97
December 31, 2015
Non-affiliated debt	$102	$—	$100	$2	$102
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
Foreign Exchange Gain/Loss Agreement
The Company entered into a foreign exchange gain/loss guarantee agreement in 2011 (which was renewed in each of 2012 through 2016) with Hexion whereby Hexion agreed to hold the Company neutral for any foreign exchange gains or losses incurred by the Company for income tax purposes associated with certain of its affiliated loans. This arrangement qualifies as a derivative and is recorded at fair value in the Consolidated Balance Sheets. The Company does not apply hedge accounting to this derivative instrument.

The following table summarizes the Company’s derivative financial instrument assets and liabilities as of December 31:

	2016				2015
Derivatives not designated as hedging instruments	Average Days to Maturity	Average Contract Rate	Notional Amount	Fair Value Asset	Average Days to Maturity	Average Contract Rate	Notional Amount	Fair Value Asset	Location of Derivative Asset (Liability)
Foreign Exchange Gain/Loss Agreement
Foreign exchange gain/loss agreement with affiliate	365	—	$506	$197	365	—	$823	$183	Accounts receivable from affiliates and Loans receivable from parent
Foreign Exchange Rate Swaps
Brazil foreign exchange rate swaps - asset	—	—	7	—	—	—	15	1	Other current assets
Brazil foreign exchange rate swaps - liability	—	—	4	—	—	—	5	—	Other current liabilities
Total				$197				$184
The following table summarizes gains and losses recognized on the Company’s derivative financial instruments, which are recorded in “Other non-operating income, net” in the Consolidated Statements of Operations:

Derivatives not designated as hedging instruments	Amount of Gain (Loss) Recognized in Income for the Year Ended December 31:
	2016	2015	2014
Foreign Exchange Gain/Loss Agreement
Foreign exchange gain/loss agreement with affiliate	$18	$93	$101
Foreign Exchange Rate Swaps
Brazil foreign exchange rate swaps	—	1	(1)
Total	$18	$94	$100
7. Non-Affiliated Debt and Lease Obligations
Non-affiliated debt outstanding at December 31, 2016 and 2015 is as follows:

	2016		2015
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
ABL Facility	$—	$—	$—	$—
Other Borrowings:
Australia Facility due 2017 at 4.1% and 4.5% at December 31, 2016 and 2015, respectively	—	51	29	3
Brazilian bank loans at 11.2% and 10.9% at December 31, 2016 and 2015	14	26	5	42
Capital leases and other	4	2	2	21
Total	$18	$79	$36	$66
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
In 2015, Hexion entered into an amendment to its ABL Facility, under which certain of the Company’s subsidiaries are borrowers, to (i) add one of its German subsidiaries as a borrower and one of its German subsidiaries as a guarantor and (ii) expand its borrowing base to include certain machinery and equipment in certain foreign jurisdictions, subject to customary reserves.

In December 2016, Hexion amended and restated the ABL Facility, with modifications to, among other things, permit the refinancing of Hexion’s 8.875% Senior Secured Notes due 2018. In connection with the issuance of Hexion’s 10.375% First-Priority Senior Secured Notes due 2022 and 13.75% Senior Secured Notes due 2022 in February 2017, certain lenders under the ABL Facility provided extended revolving facility commitments in an aggregate principal amount of approximately $350 with a maturity date of December 5, 2021 (subject to certain early maturity triggers), the existing commitments were terminated and the size of the ABL Facility was reduced from $400 to $350.
As amended, the ABL Facility has a maturity date of December 5, 2021 unless, if 91 days prior to the scheduled maturity of Hexion’s 6.625% First-Priority Senior Notes due 2020 and Hexion’s 10.00% First-Priority Senior Secured Notes due 2020, more than $50 aggregate principal amount of these notes are outstanding, in which case the ABL Facility will mature on such earlier date. Additionally, if 91 days prior to the scheduled maturity of the Hexion’s 9.00% Second-Priority Senior Secured Notes due 2020, more than $50 aggregate principal amount of these notes are outstanding, the ABL Facility will mature on such earlier date.
Availability under the ABL Facility is $350, subject to a borrowing base based on a specified percentage of eligible accounts receivable and inventory. The ABL Facility bears interest on loans to the Company’s subsidiaries at a floating rate based on, at the Company's option, an adjusted LIBOR rate plus an initial applicable margin of 2.25% or an alternate base rate plus an initial applicable margin of 1.25%. From and after the date of delivery of Hexion's financial statements for the first fiscal quarter ended after the effective date of the ABL Facility, the applicable margin for such borrowings will be adjusted depending on the availability under the ABL Facility. As of December 31, 2016, the applicable margin for LIBOR rate loans was 1.75% and for alternate base rate loans was 0.75%. In addition to paying interest on outstanding principal under the ABL Facility, Hexion is required to pay a commitment fee to the lenders in respect of the unutilized commitments at an initial rate equal to 0.50% per annum, subject to adjustment depending on the usage. The ABL Facility does not have any financial maintenance covenants, other than a fixed charge coverage ratio of 1.0 to 1.0 that only applies if availability under the ABL Facility is less than the greater of (a) $35 and (b) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time. The fixed charge coverage ratio under the credit agreement governing the ABL Facility is generally defined as the ratio of (a) Adjusted EBITDA minus non-financed capital expenditures and cash taxes to (b) debt service plus cash interest expense plus certain restricted payments, each measured for the four most recent quarters for which financial statements have been delivered. The ABL Facility is secured by, among other things, first-priority liens on most of the inventory and accounts receivable and related assets of Hexion, its domestic subsidiaries and certain of its foreign subsidiaries (including the Company and Hexion B.V., Hexion Canada and certain Hexion UK subsidiaries) (the “ABL Priority Collateral”), and by second-priority liens on certain collateral that generally includes most of Hexion’s, its domestic subsidiaries’ and certain of its foreign subsidiaries’ assets other than the ABL Priority Collateral, in each case subject to certain exceptions and permitted liens. Cross collateral guarantees exist whereby Hexion is a guarantor of the Company's borrowings under the ABL Facility, while the Company and certain of its subsidiaries guarantee certain obligations of Hexion and its subsidiaries. Events of default include the failure to pay principal and interest when due, a material breach of representation or warranty, covenant defaults, events of bankruptcy and a change of control. In addition, the ABL Facility of Hexion contains cross-acceleration and cross default provisions. Accordingly, events of default under certain other foreign debt agreements could result in certain of the Company's outstanding debt becoming immediately due and payable.
Available borrowings to the Company’s subsidiaries under the ABL Facility were $184 as of December 31, 2016, and there were no outstanding borrowings under the ABL Facility as of December 31, 2016.
Other Borrowings
The Company’s Australian Term Loan Facility has a variable interest rate equal to the 90 day Australian or New Zealand Bank Bill Rates plus an applicable margin. The agreement also provides access to a $7 revolving credit facility. There were no outstanding balances on the revolving credit facility at either December 31, 2016 or 2015.
The Brazilian bank loans represent various bank loans, primarily for working capital purposes and to finance the construction of manufacturing facilities.
In addition to available borrowings under Hexion’s revolving credit facility, the Company has available borrowings under various international credit facilities. At December 31, 2016, under these international credit facilities the Company had $19 available to fund working capital needs and capital expenditures. While these facilities are primarily unsecured, portions of the lines are collateralized by equipment and cash and short term investments at December 31, 2016.
Hexion Nova Scotia Finance, ULC (a subsidiary of CO-OP, “Hexion NSF”), along with Hexion, are co-issuers and obligors of $574 of 9.00% Second-Priority Senior Secured Notes due 2020, as well as the 8.875% Senior Secured Notes due 2018, which were satisfied and discharged by Hexion on February 8, 2017. These notes are guaranteed by Hexion’s subsidiaries, and are not reflected in the Company's Consolidated Financial Statements.

Aggregate maturities of debt and minimum annual rentals under operating leases at December 31, 2016, for the Company are as follows:

Year	Debt	Minimum Rentals Under Operating Leases	Minimum Payments Under Capital Leases
2017	$78	$6	$1
2018	6	6	—
2019	5	5	—
2020	3	4	—
2021	3	3	—
2022 and beyond	—	1	1
Total minimum payments	$95	$25	2
Less: Amount representing interest			(1)
Present value of minimum payments			$1
The Company’s operating leases consist primarily of vehicles, equipment, land and buildings. Rental expense under operating leases amounted to $6, $7 and $8 for the years ended December 31, 2016, 2015 and 2014, respectively.
8. Affiliated Financing
The following table summarizes the Company’s outstanding loans payable and loans receivable with affiliates as of December 31, 2016 and 2015, as well as the corresponding interest expense (income) for the years ended December 31, 2016 and 2015:

	2016			2015
	Long-Term	Due Within One Year	Interest Expense (Income)	Long-Term	Due Within One Year	Interest Expense (Income)
Affiliated debt payable:
Loan payable to Hexion due 2020 at 9.0% at December 31, 2016 and 2015	$268	$—	$25	$276	$—	$25
Loan payable to Hexion due 2020 at 10.0% at December 31, 2016 and 2015	125	—	12	110	—	11
Loan payable to Hexion due 2020 at 6.6% at December 31, 2016 and 2015	583	—	38	565	—	37
Loan payable to Hexion due 2017 at 2.6% at December 31, 2016 and 2015	—	—	2	238	—	4
Other loans due to Hexion and affiliates at 4.8% and 5.6% at December 31, 2016 and 2015, respectively	63	46	5	59	13	6
Total affiliated debt payable	$1,039	$46	$82	$1,248	$13	$83

Affiliated debt receivable:
Loan receivable from Hexion due 2017 at 2.5% at December 31, 2016 and 2015	$—	$145	$(4)	$143	$—	$(1)
Other loans due from Hexion and affiliates at 3.3% and 2.3% at December 31, 2016 and 2015, respectively	180	28	(7)	91	33	(3)
Total affiliated debt receivable	$180	$173	$(11)	$234	$33	$(4)
Affiliated Debt Payable
In conjunction with CO-OP’s acquisition of NBC Germany, CO-OP issued a note payable to Hexion Canada of €254, or $340, at December 31, 2010. In turn, Hexion Canada assigned this note to Hexion NSF in partial settlement of its note payable to Hexion NSF. This partial settlement triggered the requirement of Hexion to subscribe to shares in Hexion Canada under the Stock Subscription Agreement, which was subsequently waived by Hexion Canada. As of December 31, 2016 and 2015, $268 and $276, respectively, was outstanding under this loan. Interest expense related to this loan totaled $25 for both the years ended December 31, 2016 and 2015.
In 2010, in conjunction with a tax restructuring that occurred in Canada, CO-OP issued a note payable to Hexion due November 2020. As of December 31, 2016 and 2015, $125 and $110, respectively, was outstanding under this loan. Interest expense related to this loan totaled $12 and $11 for the years ended December 31, 2016 and 2015, respectively.

In 2012, the Company borrowed $98 from Hexion under a new loan that bears interest at 6.625% and matures in 2020. The proceeds of the loan were used to repay existing term loans maturing in May 2013 under Hexion’s amended senior secured credit facilities, as part of Hexion’s refinancing transactions in 2012. In 2013, the Company borrowed an additional $370 under this loan, the proceeds of which were used to repay existing term loans maturing in May 2015 under Hexion’s amended senior secured credit facilities, as part of Hexion’s refinancing transactions in 2013. As of December 31, 2016 and 2015, there was $583 and $565 respectively, outstanding under this loan. Interest expense related to this loan was $38 and $37 during the years ended December 31, 2016 and 2015, respectively.
In 2014, for cash management purposes, the Company borrowed $265 from Hexion under a new loan that bears interest at 2.0%. Interest expense related to this loan was $1 during the year ended December 31, 2014. In 2015, the outstanding balance of this loan was rolled into a new loan that bears interest at 2.6% and matures in 2017. As of December 31, 2015 there was an outstanding balance of $238 under this loan. In 2016, this loan was netted against an existing loan receivable and the balance was reduced to zero. Interest expense related to this loan was $2 and $4 during the years ended December 31, 2016 and 2015, respectively.
The total outstanding loans payable balances are included in “Affiliated debt payable within one year” and “Affiliated long-term debt” in the Consolidated Balance Sheets.
Affiliated Debt Receivable
In 2015, for working capital purposes, the company issued a note to Hexion due July 2017. As of December 31, 2016 and 2015, there was $145 and $143, respectively, outstanding under this loan. Interest income related to this loan was $4 and $1 for the years ended December 31, 2016 and 2015, respectively.
Balance Sheet Classification
Of the outstanding loans receivable as of December 31, 2016 and 2015, $179 and $86, respectively, represented amounts receivable from Hexion that are not expected to be repaid for the foreseeable future. These balances relate to the conversion of outstanding receivables related to the FX hedge agreement results into an affiliated loan from Hexion to the Company. As Hexion is the Company’s parent, these amounts were recorded as a reduction of equity in the Consolidated Balance Sheets. Although these loans receivable are not expected to be repaid for the foreseeable future, facts and circumstances could change and result in such amounts being repaid or otherwise settled.
The remaining outstanding loans receivable balances are included in “Loans receivable from affiliates” and “Long-term loans receivable from affiliates” in the Consolidated Balance Sheets.
9. Guarantees, Indemnities and Warranties
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
Indemnities related to the pre-closing operations of sold assets normally do not represent additional liabilities to the Company, but simply serve to protect the buyer from potential liability associated with the Company’s existing obligations at the time of sale. As with any liability, the Company has accrued for those pre-closing obligations that it considers probable and reasonably estimable. The amounts recorded at December 31, 2016 and 2015 are not significant.
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
Environmental Institution of Paraná IAP—On August 10, 2005, the Environmental Institute of Paraná (IAP), an environmental agency in the State of Paraná, provided Hexion Quimica Industria, the Company’s Brazilian subsidiary, with notice of an environmental assessment in the amount of 12 Brazilian reais. The assessment related to alleged environmental damages to the Paranagua Bay caused in November 2004 from an explosion on a shipping vessel carrying methanol purchased by the Company. The investigations performed by the public authorities have not identified any actions of the Company that contributed to or caused the accident. The Company responded to the assessment by filing a request to have it cancelled and by obtaining an injunction precluding execution of the assessment pending adjudication of the issue. In November 2010, the Court denied the Company’s request to cancel the assessment and lifted the injunction that had been issued. The Company responded to the ruling by filing an appeal in the State of Paraná Court of Appeals. In March 2012, the Company was informed that the Court of Appeals had denied the Company’s appeal, and on June 4, 2012 the Company filed appeals to the Superior Court of Justice and the Supreme Court of Brazil. In September 2016, the Superior Court of Justice decided that strict liability does not apply to administrative fines issued by environmental agencies and reversed the decision of the State of Paraná Court of Appeals. The Superior Court of Justice remanded the case back to the Court of Appeals to determine if the IAP met its burden of proving negligence by the Company. The Company continues to believe it has strong defenses against the validity of the assessment, and does not believe that a loss is probable. At December 31, 2016, the amount of the assessment, including tax, penalties, monetary correction and interest, is 52 Brazilian reais, or approximately $16.
The following table summarizes all probable environmental remediation, indemnification and restoration liabilities, including related legal expenses, at December 31, 2016 and 2015.

	Liability		2016 Range of Reasonably Possible Costs
Site Description	December 31, 2016	December 31, 2015	Low	High
Currently-owned	$2	$3	$2	$7
Formerly-owned:
Remediation	1	1	1	2
Monitoring only	—	—	—	—
Total	$3	$4	$3	$9
These amounts include estimates for unasserted claims that the Company believes are probable of loss and reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of a range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. At both December 31, 2016 and 2015, $2 has been included in “Other current liabilities” in the Consolidated Balance Sheets with the remaining amount included in “Other long-term liabilities.”
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
Non-Environmental Legal Matters
The Company is involved in various product liability, commercial and employment litigation, personal injury, property damage and other legal proceedings that are considered to be in the ordinary course of business. The Company has reserves of $2 at both December 31, 2016 and 2015, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable. At both December 31, 2016 and 2015, $1 has been included in “Other current liabilities” in the Consolidated Balance Sheets with the remaining amount included in “Other long-term liabilities.”

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

Year	Minimum Annual Purchase Commitments
2017	$100
2018	77
2019	66
2020	66
2021	8
2022 and beyond	75
Total minimum payments	392
Less: Amount representing interest	(34)
Present value of minimum payments	$358
11. Pension and Non-Pension Postretirement Benefit Plans
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

The following table presents the change in benefit obligation, change in plan assets and components of funded status for the Company’s defined benefit pension and non-pension postretirement benefit plans for the years ended December 31:

	Pension Benefits		Postretirement Benefits
	2016	2015	2016	2015
Change in Benefit Obligation
Benefit obligation at beginning of year	$492	$564	$9	$11
Service cost	14	16	—	—
Interest cost	10	12	1	1
Actuarial (gains) losses	57	(31)	(1)	(1)
Foreign currency exchange rate changes	(13)	(61)	1	(2)
Benefits paid	(10)	(9)	—	—
Reduction due to divestitures	(3)	—	—	—
Plan amendments	—	—	—	—
Plan settlements	—	—	—	—
Expense paid from assets	—	—	—	—
Employee contributions	1	1	—	—
Benefit obligation at end of year	548	492	10	9
Change in Plan Assets
Fair value of plan assets at beginning of year	316	351	—	—
Actual return on plan assets	33	(4)	—	—
Foreign currency exchange rate changes	(10)	(37)	—	—
Employer contributions	19	14	—	—
Benefits paid	(10)	(9)	—	—
Employee contributions	1	1	—	—
Fair value of plan assets at end of year	349	316	—	—
Funded status of the plan at end of year	$(199)	$(176)	$(10)	$(9)

The foreign currency impact reflected in these rollforward tables are primarily for changes in the euro and Canadian dollar versus the U.S. dollar.

	Pension Benefits		Postretirement Benefits
	2016	2015	2016	2015
Amounts recognized in the Consolidated Balance Sheets at December 31 consist of:
Other current liabilities	$(4)	$(5)	$—	$—
Long-term pension obligations	(195)	(171)	(10)	(9)
Accumulated other comprehensive loss	(3)	(4)	2	2
Net amounts recognized	$(202)	$(180)	$(8)	$(7)
Amounts recognized in Accumulated other comprehensive loss at December 31 consist of:
Net prior service (benefit) cost	$(4)	$(5)	$3	$3
Deferred income taxes	1	1	(1)	(1)
Net amounts recognized	$(3)	$(4)	$2	$2
Accumulated benefit obligation	$504	$458
Accumulated benefit obligation for funded plans	350	308
Pension plans with underfunded or non-funded accumulated benefit obligations at December 31:
Aggregate projected benefit obligation	$173	$167
Aggregate accumulated benefit obligation	164	158
Aggregate fair value of plan assets	9	8
Pension plans with projected benefit obligations in excess of plan assets at December 31:
Aggregate projected benefit obligation	$548	$492
Aggregate fair value of plan assets	349	316

Following are the components of net pension and postretirement (benefit) expense recognized for the years ended December 31:

	Pension Benefits			Postretirement benefits
	2016	2015	2014	2016	2015	2014
Service cost	$14	$16	$14	$—	$—	$—
Interest cost on projected benefit obligation	10	12	17	1	1	1
Expected return on assets	(10)	(13)	(15)	—	—	—
Amortization of prior service cost	(1)	—	—	—	—	—
Unrealized actuarial (gain) loss	35	(16)	80	(1)	(1)	2
Net (benefit) expense	$48	$(1)	$96	$—	$—	$3

The following amounts were recognized in “Accumulated other comprehensive loss” during the year ended December 31, 2016:

	Pension Benefits	Non-Pension Postretirement Benefits	Total
Amortization of prior service benefit	$1	$—	$1
Loss recognized in accumulated other comprehensive loss, net of tax	$1	$—	$1
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
The weighted average rates used to determine the benefit obligations were as follows at December 31:

	Pension Benefits		Postretirement Benefits
	2016	2015	2016	2015
Discount rate	1.9%	2.3%	6.0%	5.5%
Rate of increase in future compensation levels	2.4%	2.4%	—	—
The weighted average assumed health care cost trend rates are as follows at December 31:
Health care cost trend rate assumed for next year	—	—	5.9%	6.2%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	—	—	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	—	—	2030	2030

The weighted average rates used to determine net periodic pension and postretirement expense were as follows for the years ended December 31:

	Pension Benefits			Postretirement Benefits
	2016	2015	2014	2016	2015	2014
Discount rate	2.3%	2.2%	3.6%	5.5%	6.1%	7.2%
Rate of increase in future compensation levels	2.4%	3.0%	3.0%	—	—	—
Expected long-term rate of return on plan assets	3.1%	3.8%	4.8%	—	—	—
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

	Actual		Target
	2016	2015	2017
Weighted average allocations of pension plan assets at December 31:
Equity securities	23%	21%	22%
Debt securities	74%	77%	78%
Cash, short-term investments and other	3%	2%	—%
Total	100%	100%	100%
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

Certain investments measured at net asset value (“NAV”), as a practical expedient for fair value, have been excluded from the fair value hierarchy.

The following table presents pension plan investments measured at fair value on a recurring basis as of December 31, 2016 and 2015:

	Fair Value Measurements Using
	2016				2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total
Pooled insurance products with fixed income guarantee (1)	$—	$9	$—	$9	$—	$8	$—	$8
Total	$—	$9	$—	$9	$—	$8	$—	$8
Investments measured at fair value using net asset value as a practical expedient:
Other international equity funds (2)				$82				$65
Other fixed income securities (2)				258				243
Total				$349				$316

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

Projections of Plan Contributions and Benefit Payments
The Company expects to make contributions of $23 to its defined benefit pension plans in 2017.
Estimated future plan benefit payments as of December 31, 2016 are as follows:

	Pension Benefits	Postretirement Benefits
2017	$11	$—
2018	11	—
2019	11	—
2020	12	—
2021	12	—
2022-2026	80	3
Defined Contribution and Other Plans
The Company sponsors a number of defined contribution plans for its associates in various countries. For most plans, employee contributions are voluntary, and the Company provides contributions ranging from 2% to 10%. Total charges to operations for matching contributions under these plans were $2, $4 and $2 for the years ended December 31, 2016, 2015 and 2014, respectively.
The Company’s German subsidiaries offer a government subsidized early retirement program to eligible associates called an Altersteilzeit Plan. The German government provides a subsidy in certain cases where the participant is replaced with a qualifying candidate. This subsidy was discontinued for associates electing participation in the program after December 31, 2009. The Company had liabilities for these arrangements of $1 both at December 31, 2016 and 2015, respectively. The Company incurred expense for these plans of less than $1, less than 1 and $1 for each of the years ended December 31, 2016, 2015 and 2014.
Also included in the Consolidated Balance Sheets at December 31, 2016 and 2015 are other post-employment benefit obligations primarily relating to liabilities for jubilee benefit plans offered to certain European associates of $2 and $3, respectively.

12. Hexion PAC Business Disposition
On June 30, 2016, Hexion completed the sale of its Performance Adhesives, Powder Coatings, Additives & Acrylic Coatings and Monomers businesses (“Hexion PAC Business”) pursuant to the terms of a Purchase Agreement with Synthomer plc (the “Buyer”) dated March 18, 2016. Assets included in the transaction are the Company’s manufacturing sites in Sokolov, Czech Republic; Sant’Albano, Italy; Leuna, Germany; and Asua, Spain. The Hexion PAC Business produces resins, polymers, monomers and additives that provide enhanced performance for adhesives, sealants, paints, coatings, mortars and cements used primarily in consumer, industrial and building and construction applications. Hexion also agreed to provide certain transitional services to the Buyer for a limited period of time following the closing of the transaction.
Hexion received gross cash consideration for the Hexion PAC business in the amount of $226, less approximately $6 relating to liabilities transferred to the Buyer, net of cash and estimated working capital that transferred to the Buyer as part of the Purchase Agreement. A subsequent post-closing adjustment to the purchase price of less than $1 was made in accordance with the Purchase Agreement. The Company received allocated proceeds from the sale of $107, and recognized a gain on this disposition of $28, which is recorded in “Gain on disposition” in the Consolidated Statements of Operations.
The Hexion PAC Business had pre-tax income of $8, $8, and $6 for the years ended December 31, 2016, 2015, and 2014, respectively, which is reported as a component of “Income before income taxes and earnings from unconsolidated entities” in the Consolidated Statements of Operations.
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
14. Deficit
Shareholder’s deficit reflects the common equity of the Company with all of the common equity of its subsidiaries eliminated as of December 31, 2016 and 2015.
In 2016, $93 of the Company’s outstanding receivable related to the results of the foreign exchange gain/loss guarantee agreement with Hexion was converted into an affiliated loan from Hexion to the Company (see Note 3), which is reflected in "Loans receivable from parent" in the Consolidated Balance Sheets.
In 2015, $85 of the Company’s outstanding receivable related to the results of the foreign exchange gain/loss guarantee agreement with Hexion was converted into an affiliated loan from Hexion to the Company (see Note 3), which is reflected in "Loans receivable from parent" in the Consolidated Balance Sheets.
In 2014, Hexion contributed its outstanding net receivable of $63 related to the results of various intercompany guarantee agreements as a contribution of capital to the Company (see Note 3), which is reflected as an increase to “Paid-in capital” in the Consolidated Statements of Deficit.
15. Changes in Accumulated Other Comprehensive Loss
Following is a summary of changes in “Accumulated other comprehensive loss” for the years ended December 31, 2016 and 2015:

	Year Ended December 31, 2016			Year Ended December 31, 2015
	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$1	$(62)	$(61)	$2	$(17)	$(15)
Other comprehensive (loss) income before reclassifications, net of tax	(1)	(24)	(25)	(1)	(45)	(46)
Ending balance	$—	$(86)	$(86)	$1	$(62)	$(61)

16. Income Taxes
Income tax expense (benefit) for the Company for the years ended December 31, 2016, 2015 and 2014 is as follows:

	2016	2015	2014
Current:
Federal	$6	$—	$—
Foreign	23	19	18
Total current	29	19	18
Deferred:
Federal	2	—	—
Foreign	—	8	(5)
Total deferred	2	8	(5)
Income tax expense	$31	$27	$13
A reconciliation of the Company’s combined differences between income taxes computed at the Dutch federal statutory tax rate of 25.0% and provisions for income taxes for the years ended December 31, 2016, 2015 and 2014 is as follows:

	2016	2015	2014
Income taxes computed at federal statutory tax rate	$18	$53	$(5)
Foreign rate differentials	(5)	11	(10)
Gains and other income excluded for tax	(2)	—	(2)
(Decrease) increase in the taxes due to changes in valuation allowance	(15)	(45)	27
Additional tax expense on foreign unrepatriated earnings	1	3	—
Additional expense for uncertain tax positions	14	5	3
Write-off of foreign net operating losses	20	—	—
Income tax expense	$31	$27	$13
The domestic and foreign components of the Company’s income (loss) before income taxes for the years ended December 31, 2016, 2015 and 2014 is as follows:

	2016	2015	2014
Domestic	$122	$156	$(47)
Foreign	(49)	56	27
Total	$73	$212	$(20)

The tax effects of the Company’s significant temporary differences and net operating loss and credit carryforwards which comprise the deferred tax assets and liabilities at December 31, 2016 and 2015, are as follows:

	2016	2015
Assets:
Non-pension post-employment	$3	$2
Accrued and other expenses	14	18
Property, plant and equipment	2	4
Intangibles	6	6
Net operating loss and credit carryforwards	82	105
Pension liabilities	37	30
Gross deferred tax assets	144	165
Valuation allowance	(119)	(134)
Net deferred tax asset	25	31
Liabilities:
Property, plant and equipment	(12)	(14)
Unrepatriated earnings of foreign subsidiaries	(4)	(3)
Intangibles	(6)	(7)
Gross deferred tax liabilities	(22)	(24)
Net deferred tax asset	$3	$7

The following table summarizes the presentation of the Company’s net deferred tax asset in the Consolidated Balance Sheets at December 31, 2016 and 2015:

Assets:	2016	2015
Long-term deferred income taxes (Other long-term assets)	12	13
Liabilities:
Long-term deferred income taxes	(9)	(6)
Net deferred tax asset	$3	$7
The Company’s deferred tax assets primarily include domestic and foreign net operating loss carryforwards and disallowed interest carryforwards. As of December 31, 2016, the domestic net operating loss carryforwards available are $207, which expire beginning in 2019. A valuation allowance of $52 has been provided against a portion of these attributes. The foreign net operating loss carryforwards and disallowed interest carryforwards available are $102. These attributes are related primarily to Germany which have an unlimited carryover and do not expire. A valuation allowance has been provided against these foreign tax attributes.
The Company conducts business globally and, as a result, certain of its subsidiaries file income tax returns in various foreign jurisdictions. In the normal course of business, the Company is subject to examinations by taxing authorities throughout the world, including major jurisdictions such as the Netherlands, Brazil, Canada, Germany, Italy, and the United Kingdom.
With minor exceptions, the Company’s closed tax years for major jurisdictions are years prior to: 2010 for Netherlands, 2011 for Brazil, 2008 for Canada, 2014 for Germany, 2007 for Italy, and 2012 for the United Kingdom.
The Company continuously reviews issues that are raised from ongoing examinations and open tax years to evaluate the adequacy of its liabilities. As the various taxing authorities continue with their audit/examination programs, The Company will adjust its reserves accordingly to reflect these settlements.
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2016	2015
Balance at beginning of year	$44	$48
Additions based on tax positions related to the current year	4	4
Additions for tax positions of prior years	41	2
Reductions for tax positions of prior years	(35)	(3)
Lapse of statue of limitations	—	—
Foreign currency translation	—	(7)
Balance at end of year	$54	$44
During the year ended December 31, 2016, the Company increased the amount of its unrecognized tax benefits, including its accrual for interest and penalties, by $14, primarily as a result of increases in the unrecognized tax benefit for various intercompany transactions, offset by releases of unrecognized tax benefits from negotiations with foreign jurisdictions and lapses of statute of limitations. During the years ended December 31, 2016, 2015 and 2014, the Company recognized approximately $4, $2 and $1, respectively, in interest and penalties. The Company had approximately $11 and $7 accrued for the payment of interest and penalties at December 31, 2016 and 2015, respectively.
$54 of unrecognized tax benefits, if recognized, would affect the effective tax rate; however, a portion of the unrecognized tax benefit would be in the form of a net operating loss carryforward, which would be subject to a full valuation allowance. The Company anticipates recognizing less than $2 of the total amount of the unrecognized tax benefits within the next 12 months as a result of negotiations with foreign jurisdictions and completion of audit examinations.

Report of Independent Registered Public Accounting Firm

To the Management of
Hexion International Holdings Cooperatief U.A.
We have audited the accompanying consolidated financial statements of Hexion International Holdings Cooperatief U.A. and its subsidiaries, which comprise the consolidated balance sheets as of December 31, 2016 and 2015, and the related consolidated statements of operations, deficit, comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2016.

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

Auditors’ Responsibility
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

Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hexion International Holdings Cooperatief U.A. and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in accordance with accounting principles generally accepted in the United States of America.

Emphasis of Matter
As discussed in Note 4 to the financial statements, the Company has entered into significant transactions with Hexion Inc., a related party. Our opinion is not modified with respect to this matter.

/s/ PricewaterhouseCoopers LLP
Columbus, Ohio
March 8, 2017