Form 10-Q
period 2017-03-31
HEXION INC.
filed 2017-05-05
CIK 13239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒ No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)

		Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒.
Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on May 1, 2017: 82,556,847

HEXION INC.

HEXION INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions, except share data)	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $16 and $17, respectively)	$123	$196
Accounts receivable (net of allowance for doubtful accounts of $16 and $17, respectively)	481	390
Inventories:
Finished and in-process goods	221	199
Raw materials and supplies	105	88
Other current assets	47	45
Total current assets	977	918
Investment in unconsolidated entities	19	18
Deferred income taxes	11	10
Other long-term assets	47	43
Property and equipment:
Land	81	79
Buildings	274	273
Machinery and equipment	2,303	2,353
	2,658	2,705
Less accumulated depreciation	(1,760)	(1,812)
	898	893
Goodwill	122	121
Other intangible assets, net	49	52
Total assets	$2,123	$2,055
Liabilities and Deficit
Current liabilities:
Accounts payable	$374	$368
Debt payable within one year	118	107
Interest payable	98	70
Income taxes payable	15	13
Accrued payroll and incentive compensation	60	55
Other current liabilities	137	159
Total current liabilities	802	772
Long-term liabilities:
Long-term debt	3,470	3,397
Long-term pension and post employment benefit obligations	247	246
Deferred income taxes	13	13
Other long-term liabilities	166	166
Total liabilities	4,698	4,594
Commitments and contingencies (see Note 7)
Deficit
Common stock—$0.01 par value; 300,000,000 shares authorized, 170,605,906 issued and 82,556,847 outstanding at March 31, 2017 and December 31, 2016	1	1
Paid-in capital	526	526
Treasury stock, at cost—88,049,059 shares	(296)	(296)
Accumulated other comprehensive loss	(33)	(39)
Accumulated deficit	(2,772)	(2,730)
Total Hexion Inc. shareholder’s deficit	(2,574)	(2,538)
Noncontrolling interest	(1)	(1)
Total deficit	(2,575)	(2,539)
Total liabilities and deficit	$2,123	$2,055
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
(In millions)	2017	2016
Net sales	$870	$909
Cost of sales	737	802
Gross profit	133	107
Selling, general and administrative expense	77	84
Business realignment costs	7	3
Other operating (income) expense, net	(6)	3
Operating income	55	17
Interest expense, net	83	79
Loss (gain) on extinguishment of debt	3	(23)
Other non-operating expense, net	4	2
Loss before income tax and earnings from unconsolidated entities	(35)	(41)
Income tax expense	8	7
Loss before earnings from unconsolidated entities	(43)	(48)
Earnings from unconsolidated entities, net of taxes	1	4
Net loss	$(42)	$(44)
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended March 31,
(In millions)	2017	2016
Net loss	$(42)	$(44)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	6	26
Other comprehensive income	6	26
Comprehensive loss	$(36)	$(18)
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(In millions)	2017	2016
Cash flows used in operating activities
Net loss	$(42)	$(44)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28	35
Accelerated depreciation	—	46
Deferred tax expense	—	2
(Gain) loss on sale of assets	(3)	1
Amortization of deferred financing fees	4	4
Loss (gain) on extinguishment of debt	3	(23)
Unrealized foreign currency losses (gains)	4	(29)
Other non-cash adjustments	(1)	(5)
Net change in assets and liabilities:
Accounts receivable	(91)	(73)
Inventories	(37)	(32)
Accounts payable	12	(31)
Income taxes payable	7	(3)
Other assets, current and non-current	(2)	1
Other liabilities, current and long-term	—	50
Net cash used in operating activities	(118)	(101)
Cash flows used in investing activities
Capital expenditures	(30)	(27)
Proceeds from sale of assets, net	4	—
Change in restricted cash	1	(3)
Net cash used in investing activities	(25)	(30)
Cash flows provided by financing activities
Net short-term debt borrowings (repayments)	11	(13)
Borrowings of long-term debt	871	126
Repayments of long-term debt	(791)	(103)
Long-term debt and credit facility financing fees paid	(22)	—
Net cash provided by financing activities	69	10
Effect of exchange rates on cash and cash equivalents	2	2
Change in cash and cash equivalents	(72)	(119)
Cash and cash equivalents (unrestricted) at beginning of period	179	228
Cash and cash equivalents (unrestricted) at end of period	$107	$109
Supplemental disclosures of cash flow information
Cash paid for:
Interest, net	$52	$59
Income taxes, net	3	9
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENT OF DEFICIT (Unaudited)

(In millions)	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Hexion Inc. Deficit	Noncontrolling Interest	Total
Balance at December 31, 2016	$1	$526	$(296)	$(39)	$(2,730)	$(2,538)	$(1)	$(2,539)
Net loss	—	—	—	—	(42)	(42)	—	(42)
Other comprehensive income	—	—	—	6	—	6	—	6
Balance at March 31, 2017	$1	$526	$(296)	$(33)	$(2,772)	$(2,574)	$(1)	$(2,575)

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In millions, except share data)
1. Background and Basis of Presentation
Based in Columbus, Ohio, Hexion Inc. (“Hexion” or the “Company”) serves global industrial markets through a broad range of thermoset technologies, specialty products and technical support for customers in a diverse range of applications and industries. The Company’s business is organized based on the products offered and the markets served. At March 31, 2017, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins.
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
Subsequent Events—The Company has evaluated events and transactions subsequent to March 31, 2017 through the date of issuance of its unaudited Condensed Consolidated Financial Statements.
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
In January 2017, the FASB issued Accounting Standards Board Update No. 2017-01: Clarifying the Definition of a Business (Topic 805) (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period, and early adoption is permitted. The Company is currently assessing the potential impact of ASU 2017-01 on its financial statements.
In January 2017, the FASB issued Accounting Standards Board Update No. 2017-04: Simplifying the Test for Goodwill Impairment (Topic 350) (“ASU 2017-04”) as part of the FASB simplification initiative. To simplify the subsequent measurement of goodwill, ASU 2017-04 eliminated Step 2 from the goodwill impairment test. Instead, under the amendments in ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount, which is Step 1 of the goodwill impairment test. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The guidance is effective for goodwill impairment tests performed after December 15, 2019 and early adoption is permitted. The Company is currently assessing the potential impact of ASU 2017-04 on its financial statements.
In March 2017, the FASB issued Accounting Standards Board Update No. 2017-07: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). ASU 2017-07 requires that an employer report the service cost component of its net periodic pension and postretirement benefit costs (“net benefit cost”) in the same line item or items as other compensation costs arising from services rendered by employees during the period. Additionally, ASU 2017-07 only allows the service cost component of net benefit cost to be eligible for capitalization into inventory. All other components of net benefit cost, which primarily include interest cost, expected return on assets and the annual mark-to-market liability remeasurement, are required to be presented in the income statement separately from the service cost component and outside of income from operations. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period, and early adoption is only permitted in the first quarter of 2017. The Company is currently assessing the potential impact of ASU 2017-07 on its financial statements.
Recently Adopted Accounting Standards
In July 2015, the FASB issued Accounting Standards Board Update No. 2015-11: Simplifying the Measurement of Inventory (Topic 330) (“ASU 2015-11”) as part of the FASB simplification initiative. ASU 2015-11 replaces the existing concept of market value of inventory (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin) with the single measurement of net realizable value. The guidance is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. The Company adopted ASU 2015-17 as of January 1, 2017 and adoption of this standard had no impact on the Company’s financial statements.

In March 2016, the FASB issued Accounting Standards Board Update No. 2016-07: Simplifying the Transition to the Equity Method of Accounting (Topic 323) (“ASU 2016-07”) as part of the FASB simplification initiative. ASU 2016-07 eliminates the requirement that when an existing investment qualifies for use of the equity method, an investor adjust the investment, results of operations and retained earnings retroactively as if the equity method has been in effect in all previous periods that the investment had been held. Under the new guidance, the equity method investor is only required to adopt the equity method as of the date the investment qualifies for the equity method, with no retrospective adjustment required. The guidance is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. The Company adopted ASU 2016-07 as of January 1, 2017 and adoption of this standard had no impact on the Company’s financial statements.

In March 2016, the FASB issued Accounting Standards Board Update No. 2016-09: Improvements to Employee Share-Based Payment Accounting (Topic 718) (“ASU 2016-09”) as part of the FASB simplification initiative. ASU 2016-09 simplifies various aspects of share-based payment accounting, including the income tax consequences, classification of equity awards as either equity or liabilities and classification on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. The Company adopted ASU 2016-09 as of January 1, 2017 and adoption of this standard had no impact on the Company’s financial statements.

3. Business Realignment

In the first quarter of 2016, the Company announced a planned rationalization at its Norco, LA manufacturing facility within its Epoxy, Phenolic and Coating Resins segment, and production was ceased at this facility during the second quarter of 2016. As a result of this facility rationalization, the Company recorded one-time costs in 2016 related to the early termination of certain contracts for utilities, site services, raw materials and other items. The Company also recorded a conditional asset retirement obligation (“ARO”) in 2016 related to certain contractually obligated future demolition, decontamination and repair costs associated with this facility rationalization. The Company does not expect to incur any additional contract termination or ARO charges related to this facility rationalization.

The table below summarizes the changes in the liabilities recorded related to contract termination costs and ARO from December 31, 2016 to March 31, 2017, all of which are included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets.

	Contract Termination Costs	Asset Retirement Obligation	Total
Accrued liability at December 31, 2016	$18	$13	$31
Activity (1)	(7)	(7)	(14)
Accrued liability at March 31, 2017	$11	$6	$17
(1)         These amounts include $7 of cash payments during the three months ended March 31, 2017 and $7 of these amounts are included in “Accounts payable” in the unaudited Condensed Consolidated Balance Sheets as of March 31, 2017.

As a result of the announcement of the Norco facility rationalization, the estimated useful lives of certain long-lived assets related to this facility were shortened, and consequently, during the three months ended March 31, 2016, the Company incurred $46 of accelerated depreciation related to these assets, which is included in “Cost of sales” in the unaudited Condensed Consolidated Statements of Operations. These assets were fully depreciated in the second quarter of 2016.

Lastly, during the three months ended March 31, 2017, the Company incurred additional costs of $2 related to other ongoing site closure expenses related to this facility rationalization, which are included in “Business realignment costs” in the unaudited Condensed Consolidated Statements of Operations.
4. Related Party Transactions
Administrative Service, Management and Consulting Arrangement
The Company is subject to a Management Consulting Agreement with Apollo (the “Management Consulting Agreement”) that renews on an annual basis, unless notice to the contrary is given by either party. Under the Management Consulting Agreement, the Company receives certain structuring and advisory services from Apollo and its affiliates. The Management Consulting Agreement provides indemnification to Apollo, its affiliates and their directors, officers and representatives for potential losses arising from these services. Apollo is entitled to an annual fee equal to the greater of $3 or 2% of the Company’s Adjusted EBITDA. Apollo elected to waive charges of any portion of the annual management fee due in excess of $3 for the calendar year 2017.
During the three months ended March 31, 2017 and 2016, the Company recognized expense under the Management Consulting Agreement of $1. This amount is included in “Other operating (income) expense, net” in the unaudited Condensed Consolidated Statements of Operations.
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
Pursuant to the Shared Services Agreement, during the three months ended March 31, 2017 and 2016, the Company incurred approximately $22 and $27, respectively, of net costs for shared services and MPM incurred approximately $14 and $16, respectively, of net costs for shared services. Included in the net costs incurred during both the three months ended March 31, 2017 and 2016, were net billings from the Company to MPM of $9, to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to the applicable agreed upon allocation percentage. The Company had accounts receivable from MPM of $3 and $5 as of March 31, 2017 and December 31, 2016, respectively, and no accounts payable to MPM.

Sales and Purchases of Products with MPM
The Company also sells products to, and purchases products from, MPM. During the three months ended March 31, 2017 and 2016, the Company sold less than $1 of products to MPM and purchased $5 and $8, respectively. During the three months ended March 31, 2017 and 2016, the Company earned less than $1 from MPM as compensation for acting as distributor of products. As of both March 31, 2017 and December 31, 2016, the Company had less than $1 of accounts receivable from MPM and $2 of accounts payable to MPM.
Purchases and Sales of Products and Services with Apollo Affiliates Other than MPM
The Company sells products to various Apollo affiliates other than MPM. These sales were $1 and $4 for the three months ended March 31, 2017 and 2016, respectively. Accounts receivable from these affiliates were less than $1 at both March 31, 2017 and December 31, 2016. The Company also purchases raw materials and services from various Apollo affiliates other than MPM. There were no purchases for the three months ended March 31, 2017 and purchases of less than $1 for the three months ended March 31, 2016. The Company had no accounts payable to these affiliates at March 31, 2017 and accounts payable of less than $1 at December 31, 2016.
Other Transactions and Arrangements
The Company sells products and provides services to, and purchases products from, its joint ventures which are recorded under the equity method of accounting. These sales were $4 and $20 for the three months ended March 31, 2017 and 2016, respectively. Accounts receivable from these joint ventures were $5 and $7 at March 31, 2017 and December 31, 2016, respectively. These purchases were $4 and $6 for the three months ended March 31, 2017 and 2016, respectively. The Company had accounts payable to these joint ventures of $1 at both March 31, 2017 and December 31, 2016.
The Company had a loan receivable of $6 and royalties receivable of $2 as of both March 31, 2017 and December 31, 2016 from its unconsolidated forest products joint venture in Russia. Note that these royalties receivable are also included in the accounts receivable from joint ventures disclosed above.
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

Recurring Fair Value Measurements
As of March 31, 2017, the Company had derivative liabilities related to electricity, natural gas and foreign exchange contracts of less than $1, which were measured using level 2 inputs, and consists of derivative instruments transacted primarily over-the-counter markets. There were no transfers between Level 1, Level 2 or Level 3 measurements during the three months ended March 31, 2017 or 2016.
The Company calculates the fair value of its Level 2 derivative liabilities using standard pricing models with market-based inputs, adjusted for nonperformance risk. When its financial instruments are in a liability position, the Company evaluates its credit risk as a component of fair value. At both March 31, 2017 and December 31, 2016, no adjustment was made by the Company to reduce its derivative liabilities for nonperformance risk.
When its financial instruments are in an asset position, the Company is exposed to credit loss in the event of nonperformance by other parties to these contracts and evaluates their credit risk as a component of fair value.
Non-derivative Financial Instruments
The following table summarizes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
March 31, 2017
Debt	$3,636	$—	$3,244	$8	$3,252
December 31, 2016
Debt	$3,542	$—	$3,134	$9	$3,143

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
6. Debt Obligations
Debt outstanding at March 31, 2017 and December 31, 2016 is as follows:

	March 31, 2017		December 31, 2016
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
ABL Facility	$81	$—	$—	$—
Senior Secured Notes:
6.625% First-Priority Senior Secured Notes due 2020 (includes $3 of unamortized debt premium)	1,553	—	1,553	—
10.00% First-Priority Senior Secured Notes due 2020	315	—	315	—
10.375% First-Priority Senior Secured Notes due 2022	485	—	—	—
8.875% Senior Secured Notes due 2018 (includes $1 of unamortized debt discount at December 31, 2016)	—	—	706	—
13.75% Senior Secured Notes due 2022	225	—	—	—
9.00% Second-Priority Senior Secured Notes due 2020	574	—	574	—
Debentures:
9.2% debentures due 2021	74	—	74	—
7.875% debentures due 2023	189	—	189	—
Other Borrowings:
Australia Facility due 2017	—	53	—	51
Brazilian bank loans	13	31	14	26
Capital leases	7	1	7	2
Other	2	33	3	28
Unamortized debt issuance costs	(48)	—	(38)	—
Total	$3,470	$118	$3,397	$107
2017 Refinancing Transactions

•
On February 8, 2017, the Company issued $485 aggregate principal amount of 10.375% First-Priority Senior Secured Notes due 2022 (the “New First Lien Notes”) and $225 aggregate principal amount of 13.75% Senior Secured Notes due 2022 (the “New Senior Secured Notes”). Upon the closing of these offerings, the Company satisfied and discharged its obligations under the 8.875% Senior Secured Notes due 2018 (the “Old Senior Secured Notes”) by depositing the net proceeds from these offerings, together with cash on its balance sheet, with the trustee for the Old Senior Secured Notes for the purpose of redeeming all of the Company’s outstanding Old Senior Secured Notes, which occurred on March 10, 2017. In connection with the extinguishment of the Old Senior Secured Notes, the Company wrote off $3 of unamortized deferred debt issuance costs and discounts, which are included in “Loss (gain) on extinguishment of debt” in the unaudited Condensed Consolidated Statements of Operations.

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

Environmental Institution of Paraná IAP—On August 10, 2005, the Environmental Institute of Paraná (IAP), an environmental agency in the State of Paraná, provided Hexion Quimica Industria, the Company’s Brazilian subsidiary, with notice of an environmental assessment in the amount of 12 Brazilian reais. The assessment related to alleged environmental damages to the Paranagua Bay caused in November 2004 from an explosion on a shipping vessel carrying methanol purchased by the Company. The investigations performed by the public authorities have not identified any actions of the Company that contributed to or caused the accident. The Company responded to the assessment by filing a request to have it cancelled and by obtaining an injunction precluding execution of the assessment pending adjudication of the issue. In November 2010, the Court denied the Company’s request to cancel the assessment and lifted the injunction that had been issued. The Company responded to the ruling by filing an appeal in the State of Paraná Court of Appeals. In March 2012, the Company was informed that the Court of Appeals had denied the Company’s appeal, and on June 4, 2012 the Company filed appeals to the Superior Court of Justice and the Supreme Court of Brazil. In September 2016, the Superior Court of Justice decided that strict liability does not apply to administrative fines issued by environmental agencies and reversed the decision of the State of Paraná Court of Appeals. The Superior Court of Justice remanded the case back to the Court of Appeals to determine if the IAP met its burden of proving negligence by the Company. The Company continues to believe it has strong defenses against the validity of the assessment, and does not believe that a loss is probable. At March 31, 2017, the amount of the assessment, including tax, penalties, monetary correction and interest, is 53 Brazilian reais, or approximately $17.
The following table summarizes all probable environmental remediation, indemnification and restoration liabilities, including related legal expenses, at March 31, 2017 and December 31, 2016:

	Liability		Range of Reasonably Possible Costs at March 31, 2017
Site Description	March 31, 2017	December 31, 2016	Low	High
Geismar, LA	$14	$14	$9	$22
Superfund and offsite landfills – allocated share:
Less than 1%	2	2	1	5
Equal to or greater than 1%	7	6	5	13
Currently-owned	4	4	3	10
Formerly-owned:
Remediation	25	30	23	40
Monitoring only	1	1	—	1
Total	$53	$57	$41	$91
These amounts include estimates for unasserted claims that the Company believes are probable of loss and reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of a range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. At March 31, 2017 and December 31, 2016, $12 and $13, respectively, have been included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets, with the remaining amount included in “Other long-term liabilities.”
Following is a discussion of the Company’s environmental liabilities and the related assumptions at March 31, 2017:
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
Formerly-Owned Sites—The Company is conducting, or has been identified as a PRP in connection with, environmental remediation at a number of locations that it formerly owned and/or operated. Remediation costs at these former sites, such as those associated with our former phosphate mining and processing operations, could be material. The Company has accrued those costs for formerly-owned sites which are currently probable and reasonably estimable. One such site is the Coronet Industries, Inc. Superfund Alternative Site in Plant City, Florida. The Company entered into a settlement agreement effective February 1, 2016 with Coronet Industries and another former site owner. Pursuant to the agreement, the Company agreed to pay $10 in fulfillment of the contribution claim against the Company for past remediation costs, payable in three annual installments, of which one installment remains to be paid in 2018. Additionally, the Company accepted a 40% allocable share of specified future remediation costs at this site. The Company estimates its allocable share of future remediation costs to be approximately $11. The final costs to the Company will depend on the method of remediation chosen, the amount of time necessary to accomplish remediation and the ongoing financial viability of the other PRPs. Currently, the Company has insufficient information to estimate the range of reasonably possible costs related to this site.
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
Non-Environmental Legal Matters
The Company is involved in various legal proceedings in the ordinary course of business and had reserves of $3 and $2 at March 31, 2017 and December 31, 2016, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable. At both March 31, 2017 and December 31, 2016, $1 has been included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets, with the remaining amount included in “Other long-term liabilities.”
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
8. Pension and Postretirement Benefit Plans
Following are the components of net pension and postretirement (benefit) expense recognized by the Company for the three months ended March 31, 2017 and 2016:

	Pension Benefits				Non-Pension Postretirement Benefits
	Three Months Ended March 31,				Three Months Ended March 31,
	2017		2016		2017		2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1	$4	$1	$4	$—	$—	$—	$—
Interest cost on projected benefit obligation	2	2	2	2	—	—	—	—
Expected return on assets	(4)	(2)	(3)	(3)	—	—	—	—
Net (benefit) expense	$(1)	$4	$—	$3	$—	$—	$—	$—

9. Segment Information
The Company’s business segments are based on the products that the Company offers and the markets that it serves. At March 31, 2017, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins. A summary of the major products of the Company’s reportable segments follows:

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
Net Sales (1):

	Three Months Ended March 31,
	2017	2016
Epoxy, Phenolic and Coating Resins	$492	$575
Forest Products Resins	378	334
Total	$870	$909
(1)     Intersegment sales are not significant and, as such, are eliminated within the selling segment.
Reconciliation of Net Loss to Segment EBITDA:

	Three Months Ended March 31,
	2017	2016
Reconciliation:
Net loss	$(42)	$(44)
Income tax expense	8	7
Interest expense, net	83	79
Depreciation and amortization	28	35
Accelerated depreciation	—	46
EBITDA	$77	$123
Items not included in Segment EBITDA:
Business realignment costs	7	3
Realized and unrealized foreign currency (gains) losses	(1)	2
Loss (gain) on extinguishment of debt	3	(23)
Other	9	17
Total adjustments	18	(1)
Segment EBITDA	$95	$122

Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$52	$83
Forest Products Resins	61	56
Corporate and Other	(18)	(17)
Total	$95	$122

Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses. For the three months ended March 31, 2017, these items primarily include expenses from retention programs and certain professional fees related to strategic projects, partially offset by gains on the sale of assets. For the three months ended March 31, 2016, these items primarily include expenses from retention programs and certain professional fees. Business realignment costs for three months ended March 31, 2017 primarily include costs related to certain in-process facility rationalizations and cost reduction programs. Business realignment costs for the three months ended March 31, 2016 include costs for environmental remediation at certain formerly owned locations and expenses related to certain in-process cost reduction programs.
10. Changes in Accumulated Other Comprehensive Loss
Following is a summary of changes in “Accumulated other comprehensive loss” for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$3	$(42)	$(39)	$4	$(19)	$(15)
Other comprehensive income before reclassifications, net of tax	—	6	6	—	26	26
Ending balance	$3	$(36)	$(33)	$4	$7	$11

11. Income Taxes

The effective tax rate was (23)% and (17)% for the three months ended March 31, 2017 and 2016, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and losses among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating gains and losses generated in jurisdictions where no tax expense or benefit was recognized due to the maintenance of a full valuation allowance.

For the three months ended March 31, 2017 and 2016, income tax expense relates primarily to income from certain foreign operations. Losses in the United States and certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to the maintenance of a full valuation allowance.
12. Guarantor/Non-Guarantor Subsidiary Financial Information
The Company’s 6.625% First-Priority Senior Secured Notes due 2020, 10.00% First-Priority Senior Secured Notes due 2020, 10.375% First-Priority Senior Secured Notes due 2022, 13.75% Senior Secured Notes due 2022 and 9.00% Second-Priority Senior Secured Notes due 2020 are guaranteed by certain of its U.S. subsidiaries.
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
All of the subsidiary guarantors are 100% owned by Hexion Inc. All guarantees are full and unconditional, and are joint and several. There are no significant restrictions on the ability of the Company to obtain funds from its domestic subsidiaries by dividend or loan. While the Company’s Australian, New Zealand, Brazilian and China subsidiaries contain certain restrictions related to the payment of dividends and intercompany loans due to the terms of their credit facilities, there are no material restrictions on the Company’s ability to obtain cash from the remaining non-guarantor subsidiaries.
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

HEXION INC.
MARCH 31, 2017
CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0 and $16, respectively)	$12	$—	$111	$—	$123
Accounts receivable, net	126	2	353	—	481
Intercompany accounts receivable	110	—	26	(136)	—
Intercompany loans receivable - current portion	15	—	—	(15)	—
Inventories:
Finished and in-process goods	90	—	131	—	221
Raw materials and supplies	42	—	63	—	105
Other current assets	14	—	33	—	47
Total current assets	409	2	717	(151)	977
Investment in unconsolidated entities	97	13	19	(110)	19
Deferred income taxes	—	—	11	—	11
Other assets, net	17	6	24	—	47
Intercompany loans receivable	1,068	—	283	(1,351)	—
Property and equipment, net	443	—	455	—	898
Goodwill	66	—	56	—	122
Other intangible assets, net	39	—	10	—	49
Total assets	$2,139	$21	$1,575	$(1,612)	$2,123
Liabilities and Deficit
Current liabilities:
Accounts payable	$134	$—	$240	$—	$374
Intercompany accounts payable	26	—	110	(136)	—
Debt payable within one year	2	—	116	—	118
Intercompany loans payable within one year	—	—	15	(15)	—
Interest payable	96	—	2	—	98
Income taxes payable	6	—	9	—	15
Accrued payroll and incentive compensation	28	—	32	—	60
Other current liabilities	89	—	48	—	137
Total current liabilities	381	—	572	(151)	802
Long-term liabilities:
Long-term debt	3,396	—	74	—	3,470
Intercompany loans payable	283	—	1,068	(1,351)	—
Accumulated losses of unconsolidated subsidiaries in excess of investment	503	110	—	(613)	—
Long-term pension and post employment benefit obligations	42	—	205	—	247
Deferred income taxes	4	—	9	—	13
Other long-term liabilities	104	—	62	—	166
Total liabilities	4,713	110	1,990	(2,115)	4,698
Total Hexion Inc. shareholder’s deficit	(2,574)	(89)	(414)	503	(2,574)
Noncontrolling interest	—	—	(1)	—	(1)
Total deficit	(2,574)	(89)	(415)	503	(2,575)
Total liabilities and deficit	$2,139	$21	$1,575	$(1,612)	$2,123

HEXION INC.
DECEMBER 31, 2016
CONDENSED CONSOLIDATING BALANCE SHEET

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0 and $17, respectively)	$28	$—	$168	$—	$196
Accounts receivable, net	119	1	270	—	390
Intercompany accounts receivable	106	—	60	(166)	—
Intercompany loans receivable - current portion	—	—	175	(175)	—
Inventories:
Finished and in-process goods	82	—	117	—	199
Raw materials and supplies	31	—	57	—	88
Other current assets	26	—	19	—	45
Total current assets	392	1	866	(341)	918
Investment in unconsolidated entities	93	13	18	(106)	18
Deferred income taxes	—	—	10	—	10
Other long-term assets	17	6	20	—	43
Intercompany loans receivable	1,050	—	180	(1,230)	—
Property and equipment, net	448	—	445	—	893
Goodwill	65	—	56	—	121
Other intangible assets, net	41	—	11	—	52
Total assets	$2,106	$20	$1,606	$(1,677)	$2,055
Liabilities and Deficit
Current liabilities:
Accounts payable	$142	$—	$226	$—	$368
Intercompany accounts payable	60	—	106	(166)	—
Debt payable within one year	6	—	101	—	107
Intercompany loans payable within one year	175	—	—	(175)	—
Interest payable	69	—	1	—	70
Income taxes payable	6	—	7	—	13
Accrued payroll and incentive compensation	28	—	27	—	55
Other current liabilities	110	—	49	—	159
Total current liabilities	596	—	517	(341)	772
Long term liabilities:
Long-term debt	3,378	—	19	—	3,397
Intercompany loans payable	180	—	1,050	(1,230)	—
Accumulated losses of unconsolidated subsidiaries in excess of investment	339	106	—	(445)	—
Long-term pension and post employment benefit obligations	42	—	204	—	246
Deferred income taxes	4	—	9	—	13
Other long-term liabilities	105	—	61	—	166
Total liabilities	4,644	106	1,860	(2,016)	4,594
Total Hexion Inc. shareholder’s deficit	(2,538)	(86)	(253)	339	(2,538)
Noncontrolling interest	—	—	(1)	—	(1)
Total deficit	(2,538)	(86)	(254)	339	(2,539)
Total liabilities and deficit	$2,106	$20	$1,606	$(1,677)	$2,055

HEXION INC.
THREE MONTHS ENDED MARCH 31, 2017
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$378	$—	$543	$(51)	$870
Cost of sales	322	—	466	(51)	737
Gross profit	56	—	77	—	133
Selling, general and administrative expense	31	—	46	—	77
Business realignment costs	4	—	3	—	7
Other operating income, net	(6)	—	—	—	(6)
Operating income	27	—	28	—	55
Interest expense, net	80	—	3	—	83
Intercompany interest (income) expense, net	(17)	—	17	—	—
Loss on extinguishment of debt	3	—	—	—	3
Other non-operating (income) expense, net	(6)	—	10	—	4
Loss before tax and earnings from unconsolidated entities	(33)	—	(2)	—	(35)
Income tax (benefit) expense	(6)	—	14	—	8
Loss before earnings from unconsolidated entities	(27)	—	(16)	—	(43)
(Losses) earnings from unconsolidated entities, net of taxes	(15)	(2)	1	17	1
Net loss	$(42)	$(2)	$(15)	$17	$(42)
Comprehensive loss	$(36)	$(3)	$(3)	$6	$(36)

HEXION INC.
THREE MONTHS ENDED MARCH 31, 2016
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$381	$—	$578	$(50)	$909
Cost of sales	374	—	478	(50)	802
Gross profit	7	—	100	—	107
Selling, general and administrative expense	39	—	45	—	84
Business realignment costs	1	—	2	—	3
Other operating expense, net	2	—	1	—	3
Operating (loss) income	(35)	—	52	—	17
Interest expense, net	77	—	2	—	79
Intercompany interest (income) expense, net	(19)	—	19	—	—
Gain on extinguishment of debt	(23)	—	—	—	(23)
Other non-operating (income) expense, net	(35)	—	37	—	2
Loss before income tax and earnings from unconsolidated entities	(35)	—	(6)	—	(41)
Income tax (benefit) expense	(4)	—	11	—	7
Loss before earnings from unconsolidated entities	(31)	—	(17)	—	(48)
(Losses) earnings from unconsolidated entities, net of taxes	(13)	(5)	—	22	4
Net loss	$(44)	$(5)	$(17)	$22	$(44)
Comprehensive loss	$(18)	$(6)	$(2)	$8	$(18)

HEXION INC.
THREE MONTHS ENDED MARCH 31, 2017
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Hexion Inc.		Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows used in operating activities	$(93)		$—	$(25)		$—	$(118)
Cash flows provided by (used in) investing activities
Capital expenditures	(13)		—	(17)		—	(30)
Proceeds from sale of assets, net	4		—	—		—	4
Change in restricted cash	—		—	1		—	1
Return of capital from subsidiary from sales of accounts receivable	33	(a)	—	—		(33)	—
	24		—	(16)		(33)	(25)
Cash flows provided by (used in) financing activities
Net short-term debt (repayments) borrowings	(3)		—	14		—	11
Borrowings of long-term debt	770		—	101		—	871
Repayments of long-term debt	(742)		—	(49)		—	(791)
Net intercompany loan borrowings (repayments)	46		—	(46)		—	—
Long-term debt and credit facility financing fees paid	(18)		—	(4)		—	(22)
Return of capital to parent from sales of accounts receivable	—		—	(33)	(a)	33	—
	53		—	(17)		33	69
Effect of exchange rates on cash and cash equivalents	—		—	2		—	2
Change in cash and cash equivalents	(16)		—	(56)		—	(72)
Cash and cash equivalents (unrestricted) at beginning of period	28		—	151		—	179
Cash and cash equivalents (unrestricted) at end of period	$12		$—	$95		$—	$107

(a)
During the three months ended March 31, 2017, Hexion Inc. contributed receivables of $33 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the three months ended March 31, 2017, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Hexion Inc. by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined non-guarantor subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and Hexion Inc., respectively.

HEXION INC.
THREE MONTHS ENDED MARCH 31, 2016
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Hexion Inc.		Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(99)		$4	$(2)		$(4)	$(101)
Cash flows provided by (used in) investing activities
Capital expenditures	(18)		—	(9)		—	(27)
Change in restricted cash	—		—	(3)		—	(3)
Return of capital from subsidiary from sales of accounts receivable	27	(a)	—	—		(27)	—
	9		—	(12)		(27)	(30)
Cash flows provided by (used in) financing activities
Net short-term debt repayments	(4)		—	(9)		—	(13)
Borrowings of long-term debt	110		—	16		—	126
Repayments of long-term debt	(84)		—	(19)		—	(103)
Net intercompany loan borrowings (repayments)	26		—	(26)		—	—
Common stock dividends paid	—		(4)	—		4	—
Return of capital to parent from sales of accounts receivable	—		—	(27)	(a)	27	—
	48		(4)	(65)		31	10
Effect of exchange rates on cash and cash equivalents	—		—	2		—	2
Change in cash and cash equivalents	(42)		—	(77)		—	(119)
Cash and cash equivalents (unrestricted) at beginning of period	62		—	166		—	228
Cash and cash equivalents (unrestricted) at end of period	$20		$—	$89		$—	$109

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
Within the following discussion, unless otherwise stated, “the first quarter of 2017” refers to the three months ended March 31, 2017 and “the first quarter of 2016” refers to the three months ended March 31, 2016.
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
Reportable Segments
Our business segments are based on the products that we offer and the markets that we serve. At March 31, 2017, we had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins. A summary of the major products of our reportable segments follows:

•
Epoxy, Phenolic and Coating Resins: epoxy specialty resins, phenolic encapsulated substrates, versatic acids and derivatives, basic epoxy resins and intermediates, phenolic specialty resins and molding compounds, polyester resins, acrylic resins and vinylic resins

•	Forest Products Resins: forest products resins and formaldehyde applications

2017 Overview
Following are highlights from our results of operations for the three months ended March 31, 2017 and 2016:

	2017	2016	$ Change	% Change
Statements of Operations:
Net sales	$870	$909	$(39)	(4)%
Gross profit	133	107	26	24%
Operating income	55	17	38	224%
Loss before income tax	(35)	(41)	6	15%
Net loss	(42)	(44)	2	5%
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$52	$83	$(31)	(37)%
Forest Products Resins	61	56	5	9%
Corporate and Other	(18)	(17)	(1)	(6)%
Total	$95	$122	$(27)	(22)%

•
Net Sales—Net sales in the first three months of 2017 were $870, a decrease of 4% compared with $909 in the first three months of 2016. The absence of net sales from our PAC business in the first quarter of 2017, due to the sale of this business in the second quarter of 2016, contributed $87 to the overall decrease. This decrease was partially offset by increased volumes driven by our new North American formaldehyde plants, as well as market driven volume increases in our phenolic resins business in Europe and China and continued volume recovery in our European versatic acids business. These increases were partially offset by volume decreases in our epoxy specialty business driven by a temporary destocking of wind blades in China. In addition, pricing positively impacted sales due largely to raw material price increases contractually passed through to customers across many of our businesses, partially offset by a decrease in raw material productivity in our Latin American forest product resins business. Lastly, the strengthening of the Brazilian real against the U.S. dollar positively impacted our net sales by 1%.

•
Net Loss—Net loss in the first three months of 2017 was $42, an improvement of 5% as compared with a net loss of $44 in the first three months of 2016. This improvement was primarily driven by increased gross margin and lower selling, general and administrative expense. Higher gross margin was primarily driven by accelerated depreciation in the first quarter of 2016 related to our Norco, LA facility closure that did not recur in the first quarter of 2017, partially offset by the absence of gross margin from our divested PAC business in first quarter 2017 results and the overall reduction in Segment EBITDA results discussed below. Selling, general and administrative expense also decreased due to the divesting of the PAC business, as well as lower compensation and benefits expense driven by our recent cost savings actions. These improvements to net loss were partially offset by a decrease in gains on the extinguishment of debt as there were no debt buybacks in the first quarter of 2017.

•
Segment EBITDA—For the first three months of 2017, Segment EBITDA was $95, a decrease of 22% compared with $122 in the first three months of 2016. The absence of the PAC business and HAI from our first quarter 2017 results contributed $15 to the overall decrease. The remaining decrease was primarily driven by the volume decreases in our specialty epoxy business discussed above, as well as unfavorable raw material lead lag across many of our businesses. These reductions were partially offset by increased volumes and continued cost efficiencies associated with our new North American formaldehyde plants and market driven improvements in our oilfield business. Additionally, the strengthening of the U.S. dollar against the euro and Chinese yuan negatively impacted our Segment EBITDA results by 1%.

•
Restructuring and Cost Reduction Programs—During the first three months of 2017, we have achieved $8 in cost savings related to our ongoing productivity and cost reduction programs. As of March 31, 2017, we have approximately $20 of total in-process cost savings related to these programs, the majority of which we expect to be achieved in 2017.

•
Growth Initiatives—Our new North American formaldehyde plants, the last of which was completed in the first quarter of 2016, have provided us with additional capacity to support expected long-term growth in this business, and has helped drive improved results in 2017. In addition, we continue to focus on new product development and have taken steps to improve our analytical and product development services for our global grid, such as our recent announcement of the construction of a new research and development facility in Germany. Further, we continue to invest in new coatings technologies in response to recent volatile organic compounds regulation in China and throughout the world.

•
2017 Refinancing Transactions—In February 2017, we issued $485 aggregate principal amount of New First Lien Notes and $225 aggregate principal amount of New Senior Secured Notes. We used the net proceeds from these notes, together with cash on our balance sheet, to redeem all of our outstanding Old Senior Secured Notes. We also amended and restated our ABL Facility, which effectively extended the maturity date of the facility from March 2018 to December 2021 and reduced the existing commitments under the facility from $400 to $350.

Short-term Outlook
We expect the incremental capacity created by our new formaldehyde plants in North America to continue to drive volume increases in this business for the remainder of 2017. Additionally, we continue to expect improved demand in our North American forest products resins business due to ongoing modest growth in U.S. housing starts. We also expect improvements in our Latin American forest products resins business due to modest economic recovery in Brazil.
We expect our phenolic resins business to continue to benefit from the acquisition of the remaining 50% of our previous Chinese joint venture, as well as from the introduction of new products into the China market. Additionally, we expect modestly lower overall demand in our epoxy specialty business to continue into the second quarter of 2017 due to a temporary destocking of wind blades in China, but anticipate improvement in the second half of 2017 as demand increases. Further, while we anticipate volumes in our versatic acid and derivatives businesses to continue to improve, our results in this business will be negatively impacted by the absence of insurance recoveries, as our ongoing supplier disruption insurance claim was closed in late 2016. We also expect modest growth in our oilfield business throughout 2017 due to increased drilling activity and an expected increase in oil prices relative to 2016. Lastly, we expect our base epoxy business to improve throughout 2017 due to our restructuring initiatives and favorable market conditions.
We expect raw material prices to stabilize through the remainder 2017 following large increases in the first quarter of 2017. Overall, we anticipate higher raw material prices in 2017 relative to 2016, and we expect continued price volatility as many of our raw materials are petroleum-based and their prices fluctuate with the price of oil.
Matters Impacting Comparability of Results
Dispositions of PAC Business and HAI Joint Venture Interest
During the second quarter of 2016, we completed the sales of both our Performance Adhesives, Powder Coatings, Additives & Acrylic Coatings and Monomers businesses (“PAC Business”) and our 50% interest in HA-International, LLC (“HAI”) joint venture. As a result, when comparing 2017 to 2016, our results in the first quarter of 2017 exclude these divested businesses, while our results in the first quarter of 2016 include net sales of $87 and Segment EBITDA of $15 related to these divested businesses.
Raw Material Prices
Raw materials comprise approximately 70% of our cost of sales. The three largest raw materials used in our production processes are phenol, methanol and urea. These materials represent about half of our total raw material costs. Fluctuations in energy costs, such as volatility in the price of crude oil and related petrochemical products, as well as the cost of natural gas have historically caused volatility in our raw material and utility costs. The average price of phenol, methanol, and urea increased by approximately 30%, 65% and 8%, respectively, in the first three months of 2017 compared to the first three months of 2016. The impact of passing through raw material price changes to customers can result in significant variances in sales comparisons from year to year.
Other Comprehensive Income
Our other comprehensive income is significantly impacted by foreign currency translation and, to a lesser extent, impacted by defined benefit pension and postretirement benefit adjustments. The impact of foreign currency translation is driven by the translation of assets and liabilities of our foreign subsidiaries which are denominated in functional currencies other than the U.S. dollar. The primary assets and liabilities driving the adjustments are cash and cash equivalents; accounts receivable; inventory; property, plant and equipment; accounts payable; pension and other postretirement benefit obligations and certain intercompany loans payable and receivable. The primary currencies in which these assets and liabilities are denominated are the euro, Brazilian real, Canadian dollar and Australian dollar. The impact of defined benefit pension and postretirement benefit adjustments is primarily driven by unrecognized prior service cost related to our defined benefit and other postretirement benefit plans, as well as the subsequent amortization of these amounts from accumulated other comprehensive income in periods following the initial recording of such items.

Results of Operations
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2017		2016
	$	% of Net Sales	$	% of Net Sales
Net sales	$870	100%	$909	100%
Cost of sales	737	85%	756	83%
Accelerated depreciation	—	—%	46	5%
Gross profit	133	15%	107	12%
Selling, general and administrative expense	77	9%	84	9%
Business realignment costs	7	1%	3	—%
Other operating (income) expense, net	(6)	(1)%	3	—%
Operating income	55	6%	17	3%
Interest expense, net	83	10%	79	9%
Loss (gain) on extinguishment of debt	3	—%	(23)	(2)%
Other non-operating expense, net	4	—%	2	—%
Total non-operating expense	90	10%	58	7%
Loss before income tax and earnings from unconsolidated entities	(35)	(4)%	(41)	(4)%
Income tax expense	8	1%	7	1%
Loss before earnings from unconsolidated entities	(43)	(5)%	(48)	(5)%
Earnings from unconsolidated entities, net of taxes	1	—%	4	—%
Net loss	$(42)	(5)%	$(44)	(5)%
Other comprehensive income	$6		$26
Three Months Ended March 31, 2017 vs. Three Months Ended March 31, 2016
Net Sales
In the first quarter of 2017, net sales decreased by $39, or 4%, compared to the first quarter of 2016. The disposition of our PAC Business in the second quarter of 2016 negatively impacted net sales by $87. Volume increases positively impacted net sales by $32, and were primarily driven by our new North American formaldehyde plants, as well as market driven volume increases in our phenolic resins business in Europe and China and continued volume recovery in our European versatic acids business. These increases were partially offset by volume decreases in our epoxy specialty business driven by a temporary destocking of wind blades in China. In addition, pricing positively impacted sales by $13 due largely to raw material price increases contractually passed through to customers across many of our businesses, partially offset by a decrease in raw material productivity in our Latin American forest product resins business. Lastly, foreign currency translation positively impacted net sales by $3, primarily as a result of the strengthening of the Brazilian real against the U.S. dollar in the first quarter of 2017 compared to the first quarter of 2016, partially offset by the strengthening of the U.S. dollar against the euro and Chinese yuan.
Gross Profit
In the first quarter of 2017, gross profit increased by $26 compared to the first quarter of 2016, primarily due to accelerated depreciation of $46 recorded in the first quarter of 2016 related to the closure of our Norco, LA facility. Gross profit as a percentage of net sales increased by 3%, primarily due to the impact of the accelerated depreciation discussed above, which had a positive impact of 5%. This increase was partially offset by unfavorable raw material inflation during the first quarter of 2017.
Operating Income
In the first quarter of 2017, operating income increased by $38 compared to the first quarter of 2016, primarily due to the increase in gross profit of $26 discussed above, as well as decreases in selling, general and administrative expense of $7 and an increase in other operating income of $9. The decrease in selling, general and administrative expense was due primarily to lower compensation and benefits expense driven by our recent cost savings and productivity actions, as well as the sale of our PAC Business in the second quarter of 2016. These decreases were partially offset by $4 of lower insurance recoveries in the first quarter of 2017 related to the supplier disruption in our European versatic acids business. The increase in other operating income was primarily due to an increase in realized and unrealized foreign currency transaction gains and gains on the sale of assets. These overall increases in operating income was partially offset by an increase in business realignment costs of $4 due to costs related to ongoing facility rationalizations and cost reduction programs.

Non-Operating Expense
In the first quarter of 2017, total non-operating expense increased by $32 compared to the first quarter of 2016. This was primarily due to lower gains on debt extinguishment of $26 due to gains on debt buybacks in the first quarter of 2016 that did not recur in the first quarter of 2017, as well as an increase in interest expense of $4 driven by higher average debt levels and an increase of $2 in other non-operating expense due to increased realized and unrealized foreign currency transaction gains.
Income Tax Expense

The effective tax rate was (23)% and (17)% for the first quarter of 2017 and 2016, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and losses among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating gains and losses generated in jurisdictions where no tax expense or benefit was recognized due to the maintenance of a full valuation allowance.

For the first quarter of 2017 and 2016, income tax expense relates primarily to income from certain foreign operations. Losses in the United States and certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to the maintenance of a full valuation allowance.
Other Comprehensive Income
For the first quarter of 2017, foreign currency translation positively impacted other comprehensive income by $6, primarily due to the strengthening of the Brazilian real against the U.S. dollar in the first quarter of 2017.
For the first quarter of 2016, foreign currency translation positively impacted other comprehensive income by $26, primarily due to the strengthening of the euro against the U.S. dollar in the first quarter of 2016.
Results of Operations by Segment
Following are net sales and Segment EBITDA (earnings before interest, income taxes, depreciation and amortization) by reportable segment. Segment EBITDA is defined as EBITDA adjusted for certain non-cash items and other income and expenses. Segment EBITDA is the primary performance measure used by our senior management, the chief operating decision-maker and the board of directors to evaluate operating results and allocate capital resources among segments. Segment EBITDA is also the profitability measure used to set management and executive incentive compensation goals. Segment EBITDA should not be considered a substitute for net loss or other results reported in accordance with U.S. GAAP. Segment EBITDA may not be comparable to similarly titled measures reported by other companies.

	Three Months Ended March 31,
	2017	2016
Net Sales (1):
Epoxy, Phenolic and Coating Resins	$492	$575
Forest Products Resins	378	334
Total	$870	$909

Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$52	$83
Forest Products Resins	61	56
Corporate and Other	(18)	(17)
Total	$95	$122
(1)     Intersegment sales are not significant and, as such, are eliminated within the selling segment.
Three Months Ended March 31, 2017 vs. Three Months Ended March 31, 2016 Segment Results
Following is an analysis of the percentage change in net sales by segment from the three months ended March 31, 2016 to the three months ended March 31, 2017:

	Volume	Price/Mix	Currency Translation	Impact of Dispositions	Total
Epoxy, Phenolic and Coating Resins	1%	1%	(1)%	(15)%	(14)%
Forest Products Resins	8%	2%	3%	—%	13%

Epoxy, Phenolic and Coating Resins
Net sales in the first quarter of 2017 decreased by $83, or 14%, when compared to the first quarter of 2016. The majority of the decrease is due to the disposition of our PAC business and HAI joint venture interest in the second quarter of 2016, which negatively impacted net sales by $87. The impact of foreign exchange translation negatively impacted net sales by $7, due primarily to the strengthening of the U.S. dollar against the euro and Chinese yuan in the first quarter of 2017 compared to the first quarter in 2016. These decreases were partially offset by pricing, which positively impacted net sales by $6 due primarily to raw material price increases contractually passed through to customers across many of our businesses, partially offset by competitive pressures in our epoxy specialty business. Lastly, volume positively impacted net sales by $5, primarily due to market driven volume increases in our phenolic resins business in Europe and China, continued volume recovery in our European versatic acids business and volume growth in our base epoxy resins business, partially offset by volume decreases in our epoxy specialty business driven by a temporary destocking of wind blades in China.
Segment EBITDA in the first quarter of 2017 decreased by $31 to $52 compared to the first quarter of 2016. The impact of the disposition of our PAC business and HAI joint venture interest in the second quarter of 2016 contributed $15 to this decrease. The remaining decrease was primarily due to the decreases in our epoxy specialty business discussed above, as well as $4 of insurance recoveries received in the first quarter of 2016 in our versatic acids business that did not recur in the first quarter of 2017 and unfavorable raw material lead lag in certain of our businesses. These decreases were partially offset by improvements in our oilfield and base epoxy resins businesses, as both begin to recover from cyclical trough conditions.
Forest Products Resins
Net sales in the first quarter of 2017 increased by $44, or 13%, when compared to the first quarter of 2016. Volumes positively impacted net sales by $27, and were primarily driven by our new North American formaldehyde plants, as well as volume increases in our Latin American forest products resins business driven by the stabilization of the Brazilian economy. Pricing positively impacted net sales by $7, which was primarily due to raw material price increases contractually passed through to customers across many of our businesses, partially offset by a decrease in raw material productivity in our Latin American forest product resins business. The impact of foreign exchange translation positively impacted net sales by $10, due largely to the strengthening of the Brazilian real against the U.S. dollar in the first quarter of 2017 compared to the first quarter of 2016.
Segment EBITDA in the first quarter of 2017 increased by $5, to $61, compared to the first quarter of 2016. This increase was primarily due to increased volumes and continued cost efficiencies associated with our new North American formaldehyde plants, as well as the volume increases in our Latin American forest products resins business discussed above. These increases were partially offset by unfavorable raw material productivity in our Latin American forest products resins business and unfavorable raw material lead lag across many of our businesses.
Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions, unallocated foreign exchange gains and losses and legacy company costs not allocated to continuing segments. Corporate and Other charges in the first quarter of 2017 increased by $1 compared to the first quarter of 2016.

Reconciliation of Net Loss to Segment EBITDA:

	Three Months Ended March 31,
	2017	2016
Reconciliation:
Net loss	$(42)	$(44)
Income tax expense	8	7
Interest expense, net	83	79
Depreciation and amortization	28	35
Accelerated depreciation	—	46
EBITDA	$77	$123
Items not included in Segment EBITDA:
Business realignment costs	7	3
Realized and unrealized foreign currency (gains) losses	(1)	2
Loss (gain) on extinguishment of debt	3	(23)
Other	9	17
Total adjustments	18	(1)
Segment EBITDA	$95	$122

Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$52	$83
Forest Products Resins	61	56
Corporate and Other	(18)	(17)
Total	$95	$122

Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses. For the three months ended March 31, 2017, these items primarily include expenses from retention programs and certain professional fees related to strategic projects, partially offset by gains on the sale of assets. For the three months ended March 31, 2016, these items primarily include expenses from retention programs and certain professional fees. Business realignment costs for the three months ended March 31, 2017 primarily include costs related to certain in-process facility rationalizations and cost reduction programs. Business realignment costs for the three months ended March 31, 2016 include costs for environmental remediation at certain formerly owned locations and expenses related to certain in-process cost reduction programs.
Liquidity and Capital Resources
We are a highly leveraged company. Our primary sources of liquidity are cash flows generated from operations and availability under the ABL Facility. Our primary liquidity requirements are interest, working capital and capital expenditures.

At March 31, 2017, we had $3,588 of outstanding debt and $362 in liquidity consisting of the following:

•	$107 of unrestricted cash and cash equivalents (of which $95 is maintained in foreign jurisdictions);

•	$235 of borrowings available under our ABL Facility ($350 borrowing base less $81 of outstanding borrowings and $34 of outstanding letters of credit); and

•	$20 of time drafts and borrowings available under credit facilities at certain international subsidiaries
Our net working capital (defined as accounts receivable and inventories less accounts payable) at March 31, 2017 and December 31, 2016 was $433 and $309, respectively. A summary of the components of our net working capital as of March 31, 2017 and December 31, 2016 is as follows:

	March 31, 2017	% of LTM Net Sales (1)	December 31, 2016	% of LTM Net Sales (1)
Accounts receivable	$481	14%	$390	12%
Inventories	326	10%	287	9%
Accounts payable	(374)	(11)%	(368)	(11)%
Net working capital	$433	13%	$309	10%

(1)	The percentage of LTM Net Sales at both March 31, 2017 and December 31, 2016 exclude net sales related to our PAC Business, which was sold on June 30, 2016.

The increase in net working capital of $124 from December 31, 2016 was primarily due to increases in accounts receivable of $91 and inventory of $39. Both of these increases were primarily the result of increased volumes in the first quarter of 2017 compared to the fourth quarter of 2016 due to market conditions and seasonality, as well as raw material price inflation. These increases to net working capital were partially offset an increase in accounts payable of $6, largely related to raw material price inflation and the timing of vendor payments. To minimize the impact of seasonal changes in net working capital on cash flows, we continue to review inventory safety stock levels, focus on accelerating receivable collections by offering incentives to customers to encourage early payment or through the sale of receivables at a discount and negotiate with vendors to contractually extend payment terms whenever possible.
We periodically borrow from the ABL Facility to support our short-term liquidity requirements, particularly when net working capital requirements increase in response to the seasonality of our volumes in the summer months. As of March 31, 2017, there were $81 of outstanding borrowings under the ABL Facility.
2017 Refinancing Transactions
On February 8, 2017, we issued $485 aggregate principal amount of New First Lien Notes and $225 aggregate principal amount of New Senior Secured Notes. Upon the closing of these offerings, we satisfied and discharged our obligations under the Old Senior Secured Notes by depositing the net proceeds from these offerings, together with cash on our balance sheet, with the trustee for the Old Senior Secured Notes for the purpose of redeeming all of our outstanding Old Senior Secured Notes, which redemption occurred on March 10, 2017.
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
Short-Term Outlook
The following factors will impact 2017 cash flows:

•
Interest and Income Taxes: We expect cash outflows in 2017 related to interest payments on our debt of approximately $300, with the largest components being paid in the second and fourth quarters, and income tax payments between $25 and $35.

•
Capital Spending: Capital spending in 2017 is expected to be between $100 and $110, a significant decrease from 2016 due to the completion of large strategic growth projects in 2016, as well as our recent divestitures and restructuring activities at certain facilities.

•
Working Capital: In the first quarter of 2017, our net working capital increased by $124 due primarily to sequential volume increases. During the year, we expect an increase in the first half and a decrease in the second half, consistent with historical trends. Overall, we anticipate working capital to increase slightly overall during 2017, as compared to 2016.

We plan to fund these outflows with available cash and cash equivalents, cash from operations, available borrowings under our ABL Facility, as well as other liquidity actions. Based on our liquidity position as of March 31, 2017, and projections of operating cash flows through the remainder of 2017 and into 2018, we expect to have sufficient liquidity to fund our operations for the next twelve months.
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
Sources and Uses of Cash
Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2017	2016
Sources (uses) of cash:
Operating activities	$(118)	$(101)
Investing activities	(25)	(30)
Financing activities	69	10
Effect of exchange rates on cash flow	2	2
Net change in cash and cash equivalents	$(72)	$(119)

Operating Activities
In the first quarter of 2017, operations used $118 of cash. Net loss of $42 included $35 of net non-cash income items, consisting of depreciation and amortization of $28, amortization of deferred financing fees of $4, loss on debt extinguishment of $3 and unrealized foreign currency losses of $4, partially offset by gains on sale of assets of $3. Net working capital used $116, which was largely driven by increases in accounts receivable and inventories due primarily to volume increases related to market conditions and the seasonality of our businesses, as well as raw material price inflation. Changes in other assets and liabilities and income taxes payable provided $5 due to the timing of when items were expensed versus paid, which primarily included interest expense, employee retention programs, restructuring reserves, incentive compensation, pension plan contributions and taxes.
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
Investing Activities
In the first quarter of 2017, investing activities used $25 of cash, primarily driven by capital expenditures of $30, partially offset by net proceeds from the sale of assets of $4 and a decrease in restricted cash of $1.
In the first quarter of 2016, investing activities used $30 of cash. We spent $27 for capital expenditures, which primarily related to plant expansions, improvements and maintenance related capital expenditures. The increase in restricted cash used an additional $3.
Financing Activities
In the first quarter of 2017, financing activities provided $69 of cash. Net short-term debt borrowings were $11 and net long-term debt borrowings were $80. Our long-term debt borrowings primarily consisted of $81 in ABL borrowings, and the refinancing our Old 8.875% Senior Secured Notes in February 2017.
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

The ABL Facility, which is subject to a borrowing base, does not have any financial maintenance covenant other than a minimum fixed charge coverage ratio of 1.0 to 1.0 that would only apply if our availability under the ABL Facility at any time is less than the greater of (a) $35 and (b) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time. The fixed charge coverage ratio under the credit agreement governing the ABL Facility is generally defined as the ratio of (a) Adjusted EBITDA minus non-financed capital expenditures and cash taxes to (b) debt service plus cash interest expense plus certain restricted payments, each measured on an LTM basis. At March 31, 2017, our availability under the ABL Facility exceeded such levels; therefore, the minimum fixed charge covenant ratio did not apply. As of March 31, 2017, we were in compliance with all covenants that govern the ABL Facility. We do not believe that a covenant default under the ABL Facility is reasonably likely to occur in the foreseeable future.
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

March 31, 2017
LTM Period
Net loss	$(37)
Income tax expense	38
Interest expense, net	314
Depreciation and amortization	125
Accelerated depreciation	83
EBITDA	523
Adjustments to EBITDA:
Business realignment costs (1)	59
Realized and unrealized foreign currency gains	(14)
Gain on dispositions	(240)
Gain on extinguishment of debt	(22)
Unrealized loss on pension and postretirement benefits (2)	34
Other (3)	71
Cost reduction programs savings (4)	20
Adjustment for PAC disposition (5)	(13)
Adjusted EBITDA	$418
Pro forma fixed charges (6)	$300
Ratio of Adjusted EBITDA to Fixed Charges (7)	1.39

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

(5)	Represents pro forma LTM Adjusted EBITDA impact of the PAC disposition, which occurred during the second quarter of 2016.

(6)	Reflects pro forma interest expense based on interest rates at March 31, 2017, as if the 2017 Refinancing Transactions had taken place at the beginning of the period.

(7)
The Company’s ability to incur additional indebtedness, among other actions, is restricted under the indentures governing certain notes, unless the Company has an Adjusted EBITDA to Fixed Charges ratio of 2.0 to 1.0. As of March 31, 2017, we did not satisfy this test. As a result, we are subject to restrictions on our ability to incur additional indebtedness and to make investments; however, there are exceptions to these restrictions, including exceptions that permit indebtedness under our ABL Facility (available borrowings of which were $235 at March 31, 2017).

Recently Issued Accounting Standards
See Note 2 in Item 1 of Part I of this Quarterly Report on Form 10-Q for a detailed description of recently issued accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no material developments during the first three months of 2017 on the matters we have previously disclosed about quantitative and qualitative market risk in our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2017. Based upon that evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2017.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II

Item 1.	Legal Proceedings
The Louisville Air Pollution Control District (the “District”) assessed the Company penalties on September 2, 2016 and March 26, 2017 associated with alleged violations of the District’s air pollution laws and the Company’s air permit.  The assessed penalties total $255,000 and the Company is actively cooperating with the District to resolve this matter.
Item 1A.    Risk Factors
There have been no material changes during the first three months of 2017 in the risk factors that were included in our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
This item is not applicable to the registrant.

Item 5.	Other Information

None.

Item 6.    Exhibits

10.1 †	Hexion Holdings LLC 2017 Incentive Compensation Plan

31.1	Rule 13a-14 Certifications:

(a) Certificate of the Chief Executive Officer

(b) Certificate of the Chief Financial Officer

32.1	Section 1350 Certifications

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

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

HEXION INC.

Date:	May 5, 2017	/s/ George F. Knight
George F. Knight
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)