Form 10-Q
period 2017-06-30
HEXION INC.
filed 2017-08-11
CIK 13239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on August 1, 2017: 82,556,847

HEXION INC.

HEXION INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions, except share data)	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $18 and $17, respectively)	$128	$196
Accounts receivable (net of allowance for doubtful accounts of $18 and $17, respectively)	497	390
Inventories:
Finished and in-process goods	244	199
Raw materials and supplies	102	88
Other current assets	45	45
Total current assets	1,016	918
Investment in unconsolidated entities	19	18
Deferred income taxes	12	10
Other long-term assets	47	43
Property and equipment:
Land	83	79
Buildings	280	273
Machinery and equipment	2,277	2,353
	2,640	2,705
Less accumulated depreciation	(1,725)	(1,812)
	915	893
Goodwill	125	121
Other intangible assets, net	47	52
Total assets	$2,181	$2,055
Liabilities and Deficit
Current liabilities:
Accounts payable	$386	$368
Debt payable within one year	114	107
Interest payable	81	70
Income taxes payable	7	13
Accrued payroll and incentive compensation	31	55
Other current liabilities	133	159
Total current liabilities	752	772
Long-term liabilities:
Long-term debt	3,585	3,397
Long-term pension and post employment benefit obligations	258	246
Deferred income taxes	13	13
Other long-term liabilities	173	166
Total liabilities	4,781	4,594
Commitments and contingencies (see Note 7)
Deficit
Common stock—$0.01 par value; 300,000,000 shares authorized, 170,605,906 issued and 82,556,847 outstanding at June 30, 2017 and December 31, 2016	1	1
Paid-in capital	526	526
Treasury stock, at cost—88,049,059 shares	(296)	(296)
Accumulated other comprehensive loss	(24)	(39)
Accumulated deficit	(2,806)	(2,730)
Total Hexion Inc. shareholder’s deficit	(2,599)	(2,538)
Noncontrolling interest	(1)	(1)
Total deficit	(2,600)	(2,539)
Total liabilities and deficit	$2,181	$2,055
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Net sales	$912	$952	$1,782	$1,861
Cost of sales	778	854	1,515	1,656
Gross profit	134	98	267	205
Selling, general and administrative expense	75	82	152	166
Gain on dispositions	—	(240)	—	(240)
Business realignment costs	10	42	17	45
Other operating expense (income), net	9	(4)	3	(1)
Operating income	40	218	95	235
Interest expense, net	82	80	165	159
(Gain) loss on extinguishment of debt	—	(21)	3	(44)
Other non-operating income, net	(5)	(3)	(1)	(1)
(Loss) income before income tax and earnings from unconsolidated entities	(37)	162	(72)	121
Income tax (benefit) expense	(1)	17	7	24
(Loss) income before earnings from unconsolidated entities	(36)	145	(79)	97
Earnings from unconsolidated entities, net of taxes	2	5	3	9
Net (loss) income	$(34)	$150	$(76)	$106
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Net (loss) income	$(34)	$150	$(76)	$106
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	9	(25)	15	1
Loss recognized from pension and postretirement benefits	—	(1)	—	(1)
Other comprehensive income (loss)	9	(26)	15	—
Comprehensive (loss) income	$(25)	$124	$(61)	$106
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(In millions)	2017	2016
Cash flows used in operating activities
Net (loss) income	$(76)	$106
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	56	71
Accelerated depreciation	—	106
Deferred tax (benefit) expense	(2)	3
Gain on dispositions	—	(240)
Gain on sale of assets	(2)	—
Amortization of deferred financing fees	8	—
Loss (gain) on extinguishment of debt	3	(44)
Unrealized foreign currency losses (gains)	4	(45)
Other non-cash adjustments	(2)	(4)
Net change in assets and liabilities:
Accounts receivable	(96)	(119)
Inventories	(50)	(21)
Accounts payable	13	2
Income taxes payable	1	8
Other assets, current and non-current	2	(25)
Other liabilities, current and long-term	(54)	52
Net cash used in operating activities	(195)	(150)
Cash flows (used in) provided by investing activities
Capital expenditures	(57)	(61)
Capitalized interest	—	(1)
Proceeds from dispositions, net	—	281
Proceeds from sale of assets, net	4	1
Change in restricted cash	1	(10)
Net cash (used in) provided by investing activities	(52)	210
Cash flows provided by (used in) financing activities
Net short-term debt borrowings (repayments)	8	(12)
Borrowings of long-term debt	1,119	335
Repayments of long-term debt	(928)	(439)
Long-term debt and credit facility financing fees paid	(24)	—
Net cash provided by (used in) financing activities	175	(116)
Effect of exchange rates on cash and cash equivalents	3	—
Change in cash and cash equivalents	(69)	(56)
Cash and cash equivalents (unrestricted) at beginning of period	179	228
Cash and cash equivalents (unrestricted) at end of period	$110	$172
Supplemental disclosures of cash flow information
Cash paid for:
Interest, net	$147	$159
Income taxes, net	9	16
Non-cash investing activity:
Acceptance of buyer’s note	$—	$75
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENT OF DEFICIT (Unaudited)

(In millions)	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Hexion Inc. Deficit	Noncontrolling Interest	Total
Balance at December 31, 2016	$1	$526	$(296)	$(39)	$(2,730)	$(2,538)	$(1)	$(2,539)
Net loss	—	—	—	—	(76)	(76)	—	(76)
Other comprehensive income	—	—	—	15	—	15	—	15
Balance at June 30, 2017	$1	$526	$(296)	$(24)	$(2,806)	$(2,599)	$(1)	$(2,600)

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In millions, except share data)
1. Background and Basis of Presentation
Based in Columbus, Ohio, Hexion Inc. (“Hexion” or the “Company”) serves global industrial markets through a broad range of thermoset technologies, specialty products and technical support for customers in a diverse range of applications and industries. The Company’s business is organized based on the products offered and the markets served. At June 30, 2017, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins.
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
Subsequent Events—The Company has evaluated events and transactions subsequent to June 30, 2017 through the date of issuance of its unaudited Condensed Consolidated Financial Statements.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Board Update No. 2014-09: Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes the existing revenue recognition guidance and most industry-specific guidance applicable to revenue recognition. According to the new guidance, an entity will apply a principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The effective date for ASU 2014-09 is for annual and interim periods beginning on or after December 15, 2017, and early adoption will be permitted for annual and interim periods beginning on or after December 15, 2016. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in ASU 2014-09. The Company continues to assess the potential impact of this standard on its financial statements and plans to adopt ASU 2014-09 utilizing a modified retrospective approach, which will result in a cumulative adjustment to equity on the adoption date of January 1, 2018.

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
Recently Adopted Accounting Standards
In July 2015, the FASB issued Accounting Standards Board Update No. 2015-11: Simplifying the Measurement of Inventory (Topic 330) (“ASU 2015-11”) as part of the FASB simplification initiative. ASU 2015-11 replaces the existing concept of market value of inventory (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin) with the single measurement of net realizable value. The guidance is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. The Company adopted ASU 2015-11 as of January 1, 2017 and adoption of this standard had no impact on the Company’s financial statements.

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

The table below summarizes the changes in the liabilities recorded related to contract termination costs and ARO from December 31, 2016 to June 30, 2017, all of which are included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets.

	Contract Termination Costs	Asset Retirement Obligation	Total
Accrued liability at December 31, 2016	$18	$13	$31
Activity (1)	(12)	(10)	(22)
Accrued liability at June 30, 2017	$6	$3	$9
(1)         These amounts include $21 of cash payments during the six months ended June 30, 2017 and $1 of these amounts are included in “Accounts payable” in the unaudited Condensed Consolidated Balance Sheets as of June 30, 2017.

As a result of the announcement of the Norco facility rationalization, the estimated useful lives of certain long-lived assets related to this facility were shortened, and consequently, during the three months and six months ended June 30, 2016, the Company incurred $30 and $76, respectively, of accelerated depreciation related to these assets, which is included in “Cost of sales” in the unaudited Condensed Consolidated Statements of Operations. These assets were fully depreciated in the second quarter of 2016. In addition, at June 30, 2016 the Company recorded a conditional ARO of $30 related to certain contractually obligated future demolition, decontamination and repair costs associated with this facility rationalization. During the three months ended June 30, 2016, the Company recorded an additional $30 of accelerated depreciation related to this ARO, which is also included in “Cost of sales” in the unaudited Condensed Consolidated Statements of Operations, rendering this item fully depreciated as of June 30, 2016.

Lastly, during the three months and six months ended June 30, 2017, the Company incurred additional costs of $1 and $3, respectively, related to other ongoing site closure expenses related to this facility rationalization, which are included in “Business realignment costs” in the unaudited Condensed Consolidated Statements of Operations. During the three months ended June 30, 2016, the Company incurred costs of $25 related to the early termination of certain contracts for utilities, site services, raw materials and other items related to this facility rationalization and $10 related to abnormal production overhead, severance and other expenses to the facility closure. All of these costs are included in “Business realignment costs” in the unaudited Condensed Consolidated Statements of Operations.
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
During the three months ended June 30, 2017 and 2016 and during the six months ended June 30, 2017 and 2016, the Company recognized expense under the Management Consulting Agreement of $1 and $2, respectively. This amount is included in “Other operating expense (income), net” in the unaudited Condensed Consolidated Statements of Operations.

Transactions with MPM
Shared Services Agreement
On October 1, 2010, the Company entered into a shared services agreement with Momentive Performance Materials Inc. (‘MPM”) (which, from October 1, 2010 through October 24, 2014, was a subsidiary of Hexion Holdings), as amended in October 2014 (the “Shared Services Agreement”). Under this agreement, the Company provides to MPM, and MPM provides to the Company, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, legal and procurement services. The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between the Company and MPM. The Shared Services Agreement was renewed for one year starting October 2016 and is subject to termination by either the Company or MPM, without cause, on not less than 30 days’ written notice, and expires in October 2017 (subject to one-year renewals every year thereafter; absent contrary notice from either party). The Company periodically reviews the scope of services provided under this agreement and has recently begun efforts to reduce the scope of services provided by the Company, in particular with respect to human resources, information technology and accounting and finance.
Pursuant to the Shared Services Agreement, during the six months ended June 30, 2017 and 2016, the Company incurred approximately $31 and $39, respectively, of net costs for shared services and MPM incurred approximately $23 and $29, respectively, of net costs for shared services. Included in the net costs incurred during the six months ended June 30, 2017 and 2016, were net billings from the Company to MPM of $15 and $16, respectively, to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to the applicable agreed upon allocation percentage. The Company had accounts receivable from MPM of $2 and $5 as of June 30, 2017 and December 31, 2016, respectively, and no accounts payable to MPM.
Sales and Purchases of Products with MPM
The Company also sells products to, and purchases products from, MPM. During the three months ended June 30, 2017 and 2016, the Company sold less than $1 and purchased $7, respectively. During the six months ended June 30, 2017 and 2016, the Company sold less than $1 of products to MPM and purchased $12 and $15, respectively. During the three and six months ended June 30, 2017 and 2016, the Company earned less than $1 from MPM as compensation for acting as distributor of products. As of both June 30, 2017 and December 31, 2016, the Company had less than $1 of accounts receivable from MPM and $2 of accounts payable to MPM.
Purchases and Sales of Products and Services with Apollo Affiliates Other than MPM
The Company sells products to various Apollo affiliates other than MPM. These sales were $1 and $2 for the three months ended June 30, 2017 and 2016, respectively, and $2 and $6 for the six months ended June 30, 2017 and 2016, respectively. Accounts receivable from these affiliates were less than $1 at both June 30, 2017 and December 31, 2016. The Company also purchases raw materials and services from various Apollo affiliates other than MPM. There were no purchases for the three and six months ended June 30, 2017 and purchases of $0 and less than $1 for the three and six months ended June 30, 2016, respectively. The Company had no accounts payable to these affiliates at June 30, 2017 and accounts payable of less than $1 at December 31, 2016.
Other Transactions and Arrangements
The Company sells products and provides services to, and purchases products from, its joint ventures which are recorded under the equity method of accounting. These sales were $4 and $14 for the three months ended June 30, 2017 and 2016, respectively, and $8 and $34 for the six months ended June 30, 2017 and 2016, respectively. Accounts receivable from these joint ventures were $4 and $7 at June 30, 2017 and December 31, 2016, respectively. These purchases were $3 and $4 for the three months ended June 30, 2017 and 2016, respectively, and $7 and $10 for the six months ended June 30, 2017 and 2016, respectively. The Company had accounts payable to these joint ventures of $1 at both June 30, 2017 and December 31, 2016.
The Company had a loan receivable of $6 and royalties receivable of $2 as of both June 30, 2017 and December 31, 2016 from its unconsolidated forest products joint venture in Russia. Note that these royalties receivable are also included in the accounts receivable from joint ventures disclosed above.
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

Recurring Fair Value Measurements
As of June 30, 2017, the Company had derivative assets related to electricity, natural gas and foreign exchange contracts of less than $1, which were measured using level 2 inputs, and consists of derivative instruments transacted primarily over-the-counter markets. There were no transfers between Level 1, Level 2 or Level 3 measurements during the six months ended June 30, 2017 or 2016.
The Company calculates the fair value of its Level 2 derivative assets using standard pricing models with market-based inputs, adjusted for nonperformance risk. When its financial instruments are in a liability position, the Company evaluates its credit risk as a component of fair value. At both June 30, 2017 and December 31, 2016, no adjustment was made by the Company to reduce its derivative position for nonperformance risk.
When its financial instruments are in an asset position, the Company is exposed to credit loss in the event of nonperformance by other parties to these contracts and evaluates their credit risk as a component of fair value.
Non-derivative Financial Instruments
The following table summarizes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
June 30, 2017
Debt	$3,746	$—	$3,278	$8	$3,286
December 31, 2016
Debt	$3,542	$—	$3,134	$9	$3,143
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
6. Debt Obligations
Debt outstanding at June 30, 2017 and December 31, 2016 is as follows:

	June 30, 2017		December 31, 2016
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
ABL Facility	$119	$—	$—	$—
Senior Secured Notes:
6.625% First-Priority Senior Secured Notes due 2020 (includes $3 of unamortized debt premium)	1,553	—	1,553	—
10.00% First-Priority Senior Secured Notes due 2020	315	—	315	—
10.375% First-Priority Senior Secured Notes due 2022	560	—	—	—
8.875% Senior Secured Notes due 2018 (includes $1 of unamortized debt discount at December 31, 2016)	—	—	706	—
13.75% Senior Secured Notes due 2022	225	—	—	—
9.00% Second-Priority Senior Secured Notes due 2020	574	—	574	—
Debentures:
9.2% debentures due 2021	74	—	74	—
7.875% debentures due 2023	189	—	189	—
Other Borrowings:
Australia Facility due 2017	—	54	—	51
Brazilian bank loans	12	30	14	26
Capital leases	7	1	7	2
Other	4	29	3	28
Unamortized debt issuance costs	(47)	—	(38)	—
Total	$3,585	$114	$3,397	$107

2017 Refinancing Transactions

•
In February 2017, the Company issued $485 aggregate principal amount of 10.375% First-Priority Senior Secured Notes due 2022 (the “New First Lien Notes”) and $225 aggregate principal amount of 13.75% Senior Secured Notes due 2022 (the “New Senior Secured Notes”). Upon the closing of these offerings, the Company used the net proceeds from these offerings, together with cash on its balance sheet, to redeem all of the Company’s outstanding 8.875% Senior Secured Notes due 2018 (the “Old Senior Secured Notes”), which occurred in March 2017. In connection with the extinguishment of the Old Senior Secured Notes, the Company wrote off $3 of unamortized deferred debt issuance costs and discounts, which are included in “(Gain) loss on extinguishment of debt” in the unaudited Condensed Consolidated Statements of Operations.

•
In May 2017, the Company issued an additional $75 aggregate principal amount of New First Lien Notes at an issue price of 100.5%. These notes mature on February 1, 2022 and have the same terms as the New First Lien Notes issued in February 2017. The Company used the net proceeds from these notes for general corporate purposes.

•
The Company also amended and restated its ABL Facility in December 2016 with modifications to, among other things, permit the refinancing of the Old Senior Secured Notes. In connection with the issuance of the new notes in February 2017, certain lenders under the ABL Facility provided extended revolving credit facility commitments in an aggregate principal amount of $350 with a maturity date of December 5, 2021 (subject to certain early maturity triggers), the existing commitments were terminated and the size of the ABL Facility was reduced from $400 to $350.

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
Environmental Institution of Paraná IAP—On August 10, 2005, the Environmental Institute of Paraná (IAP), an environmental agency in the State of Paraná, provided Hexion Quimica Industria, the Company’s Brazilian subsidiary, with notice of an environmental assessment in the amount of 12 Brazilian reais. The assessment related to alleged environmental damages to the Paranagua Bay caused in November 2004 from an explosion on a shipping vessel carrying methanol purchased by the Company. The investigations performed by the public authorities have not identified any actions of the Company that contributed to or caused the accident. The Company responded to the assessment by filing a request to have it cancelled and by obtaining an injunction precluding execution of the assessment pending adjudication of the issue. In November 2010, the Court denied the Company’s request to cancel the assessment and lifted the injunction that had been issued. The Company responded to the ruling by filing an appeal in the State of Paraná Court of Appeals. In March 2012, the Company was informed that the Court of Appeals had denied the Company’s appeal, and on June 4, 2012 the Company filed appeals to the Superior Court of Justice and the Supreme Court of Brazil. In September 2016, the Superior Court of Justice decided that strict liability does not apply to administrative fines issued by environmental agencies and reversed the decision of the State of Paraná Court of Appeals. The Superior Court of Justice remanded the case back to the Court of Appeals to determine if the IAP met its burden of proving negligence by the Company. The Company continues to believe it has strong defenses against the validity of the assessment, and does not believe that a loss is probable. At June 30, 2017, the amount of the assessment, including tax, penalties, monetary correction and interest, is 55 Brazilian reais, or approximately $16.
The following table summarizes all probable environmental remediation, indemnification and restoration liabilities, including related legal expenses, at June 30, 2017 and December 31, 2016:

	Liability		Range of Reasonably Possible Costs at June 30, 2017
Site Description	June 30, 2017	December 31, 2016	Low	High
Geismar, LA	$14	$14	$9	$22
Superfund and offsite landfills – allocated share:
Less than 1%	2	2	1	5
Equal to or greater than 1%	7	6	5	13
Currently-owned	4	4	3	9
Formerly-owned:
Remediation	28	30	26	43
Monitoring only	1	1	—	1
Total	$56	$57	$44	$93

These amounts include estimates for unasserted claims that the Company believes are probable of loss and reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of a range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. At June 30, 2017 and December 31, 2016, $13 have been included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets, with the remaining amount included in “Other long-term liabilities.”
Following is a discussion of the Company’s environmental liabilities and the related assumptions at June 30, 2017:
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
Formerly-Owned Sites—The Company is conducting, or has been identified as a PRP in connection with, environmental remediation at a number of locations that it formerly owned and/or operated. Remediation costs at these former sites, such as those associated with our former phosphate mining and processing operations, could be material. The Company has accrued those costs for formerly-owned sites which are currently probable and reasonably estimable. One such site is the Coronet Industries, Inc. Superfund Alternative Site in Plant City, Florida. The Company entered into a settlement agreement effective February 1, 2016 with Coronet Industries and another former site owner. Pursuant to the agreement, the Company agreed to pay $10 in fulfillment of the contribution claim against the Company for past remediation costs, payable in three annual installments, of which one installment remains to be paid in 2018. Additionally, the Company accepted a 40% allocable share of specified future remediation costs at this site. The Company estimates its allocable share of future remediation costs to be approximately $15. The final costs to the Company will depend on the method of remediation chosen, the amount of time necessary to accomplish remediation and the ongoing financial viability of the other PRPs. Currently, the Company has insufficient information to estimate the range of reasonably possible costs related to this site.
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
Non-Environmental Legal Matters
The Company is involved in various legal proceedings in the ordinary course of business and had reserves of $4 and $2 at June 30, 2017 and December 31, 2016, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable. At June 30, 2017 and December 31, 2016, $3 and $1, respectively, has been included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets, with the remaining amount included in “Other long-term liabilities.”
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
8. Pension and Postretirement Benefit Plans
Following are the components of net pension and postretirement (benefit) expense recognized by the Company for the three and six months ended June 30, 2017 and 2016:

	Pension Benefits				Non-Pension Postretirement Benefits
	Three Months Ended June 30,				Three Months Ended June 30,
	2017		2016		2017		2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$—	$4	$1	$3	$—	$—	$—	$—
Interest cost on projected benefit obligation	2	2	2	3	—	1	—	1
Expected return on assets	(3)	(3)	(4)	(2)	—	—	—	—
Amortization of prior service benefit	—	—	—	—	—	—	(1)	—
Net (benefit) expense	$(1)	$3	$(1)	$4	$—	$1	$(1)	$1

	Pension Benefits				Non-Pension Postretirement Benefits
	Six Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1	$8	$2	$7	$—	$—	$—	$—
Interest cost on projected benefit obligation	4	4	4	5	—	1	—	1
Expected return on assets	(7)	(5)	(7)	(5)	—	—	—	—
Amortization of prior service benefit	—	—	—	—	—	—	(1)	—
Net (benefit) expense	$(2)	$7	$(1)	$7	$—	$1	$(1)	$1
9. Segment Information
The Company’s business segments are based on the products that the Company offers and the markets that it serves. At June 30, 2017, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins. A summary of the major products of the Company’s reportable segments follows:

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

Net Sales (1):

	Three Months Ended June 30,		Six Months Ended June 30.
	2017	2016	2017	2016
Epoxy, Phenolic and Coating Resins	$517	$613	$1,009	$1,188
Forest Products Resins	395	339	773	673
Total	$912	$952	$1,782	$1,861
(1)     Intersegment sales are not significant and, as such, are eliminated within the selling segment.
Reconciliation of Net (Loss) Income to Segment EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Reconciliation:
Net (loss) income	$(34)	$150	$(76)	$106
Income tax (benefit) expense	(1)	17	7	24
Interest expense, net	82	80	165	159
Depreciation and amortization	28	36	56	71
Accelerated depreciation	—	60	—	106
EBITDA	$75	$343	$152	$466
Items not included in Segment EBITDA:
Business realignment costs	$10	$42	$17	$45
Gain on dispositions	—	(240)	—	(240)
Realized and unrealized foreign currency gains	(1)	(11)	(2)	(9)
(Gain) loss on extinguishment of debt	—	(21)	3	(44)
Other	16	17	25	34
Total adjustments	25	(213)	43	(214)
Segment EBITDA	$100	$130	$195	$252

Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$46	$83	$98	$166
Forest Products Resins	68	63	129	119
Corporate and Other	(14)	(16)	(32)	(33)
Total	$100	$130	$195	$252
Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses. For the three and six months ended June 30, 2017 and 2016, these items primarily include expenses from retention programs and certain professional fees related to strategic projects. Business realignment costs for the three and six months ended June 30, 2017 primarily include costs related to certain in-process facility rationalizations and cost reduction programs. Business realignment costs for the three and six months ended June 30, 2016 primarily include costs related to the planned facility rationalization within the Epoxy, Phenolic and Coating Resins segment and costs related to certain in-process cost reduction programs.

10. Changes in Accumulated Other Comprehensive Loss
Following is a summary of changes in “Accumulated other comprehensive loss” for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$3	$(36)	$(33)	$4	$7	$11
Other comprehensive income (loss) before reclassifications, net of tax	—	9	9	(1)	(25)	(26)
Ending balance	$3	$(27)	$(24)	$3	$(18)	$(15)

	Six Months Ended June 30, 2017			Six Months Ended June 30 2016
	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$3	$(42)	$(39)	$4	$(19)	$(15)
Other comprehensive income (loss) before reclassifications, net of tax	—	15	15	(1)	1	—
Ending balance	$3	$(27)	$(24)	$3	$(18)	$(15)

11. Income Taxes

The effective tax rate was 3% and 11% for the three months ended June 30, 2017 and 2016, respectively. The effective tax rate was (10)% and 20% for the six months ended June 30, 2017 and 2016, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and losses among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating gains and losses generated in jurisdictions where no tax expense or benefit was recognized due to the maintenance of a full valuation allowance.

For the three and six months ended June 30, 2017 and 2016, income tax expense relates primarily to income from certain foreign operations. In 2017, losses in the United States and certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to the maintenance of a full valuation allowance. In 2016, the income tax expense related to the gain on dispositions was substantially reduced by net operating loss utilization which was offset by a decrease to the respective valuation allowances.
12. Guarantor/Non-Guarantor Subsidiary Financial Information
The Company’s 6.625% First-Priority Senior Secured Notes due 2020, 10.00% First-Priority Senior Secured Notes due 2020, 10.375% First-Priority Senior Secured Notes due 2022, 13.75% Senior Secured Notes due 2022 and 9.00% Second-Priority Senior Secured Notes due 2020 are guaranteed by certain of its U.S. subsidiaries.
The following information contains the condensed consolidating financial information for Hexion Inc. (the parent), the combined subsidiary guarantors (Hexion Investments Inc.; Lawter International, Inc.; HSC Capital Corporation (dissolved in April 2017); Hexion International Inc.; Hexion CI Holding Company (China) LLC; NL COOP Holdings LLC and Oilfield Technology Group, Inc.) and the combined non-guarantor subsidiaries, which includes all of the Company’s foreign subsidiaries.
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

HEXION INC.
June 30, 2017
CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0 and $18, respectively)	$12	$—	$116	$—	$128
Accounts receivable, net	126	2	369	—	497
Intercompany accounts receivable	135	—	25	(160)	—
Intercompany loans receivable - current portion	4	—	—	(4)	—
Inventories:
Finished and in-process goods	101	—	143	—	244
Raw materials and supplies	39	—	63	—	102
Other current assets	16	—	29	—	45
Total current assets	433	2	745	(164)	1,016
Investment in unconsolidated entities	128	13	19	(141)	19
Deferred income taxes	—	—	12	—	12
Other assets, net	16	6	25	—	47
Intercompany loans receivable	1,075	—	254	(1,329)	—
Property and equipment, net	436	—	479	—	915
Goodwill	66	—	59	—	125
Other intangible assets, net	37	—	10	—	47
Total assets	$2,191	$21	$1,603	$(1,634)	$2,181
Liabilities and Deficit
Current liabilities:
Accounts payable	$134	$—	$252	$—	$386
Intercompany accounts payable	25	—	135	(160)	—
Debt payable within one year	—	—	114	—	114
Intercompany loans payable within one year	—	—	4	(4)	—
Interest payable	78	—	3	—	81
Income taxes payable	6	—	1	—	7
Accrued payroll and incentive compensation	4	—	27	—	31
Other current liabilities	80	—	53	—	133
Total current liabilities	327	—	589	(164)	752
Long-term liabilities:
Long-term debt	3,482	—	103	—	3,585
Intercompany loans payable	254	—	1,075	(1,329)	—
Accumulated losses of unconsolidated subsidiaries in excess of investment	575	141	—	(716)	—
Long-term pension and post employment benefit obligations	40	—	218	—	258
Deferred income taxes	5	—	8	—	13
Other long-term liabilities	107	—	66	—	173
Total liabilities	4,790	141	2,059	(2,209)	4,781
Total Hexion Inc. shareholder’s deficit	(2,599)	(120)	(455)	575	(2,599)
Noncontrolling interest	—	—	(1)	—	(1)
Total deficit	(2,599)	(120)	(456)	575	(2,600)
Total liabilities and deficit	$2,191	$21	$1,603	$(1,634)	$2,181

HEXION INC.
DECEMBER 31, 2016
CONDENSED CONSOLIDATING BALANCE SHEET

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0 and $17, respectively)	$28	$—	$168	$—	$196
Accounts receivable, net	119	1	270	—	390
Intercompany accounts receivable	106	—	60	(166)	—
Intercompany loans receivable - current portion	—	—	175	(175)	—
Inventories:
Finished and in-process goods	82	—	117	—	199
Raw materials and supplies	31	—	57	—	88
Other current assets	26	—	19	—	45
Total current assets	392	1	866	(341)	918
Investment in unconsolidated entities	93	13	18	(106)	18
Deferred income taxes	—	—	10	—	10
Other long-term assets	17	6	20	—	43
Intercompany loans receivable	1,050	—	180	(1,230)	—
Property and equipment, net	448	—	445	—	893
Goodwill	65	—	56	—	121
Other intangible assets, net	41	—	11	—	52
Total assets	$2,106	$20	$1,606	$(1,677)	$2,055
Liabilities and Deficit
Current liabilities:
Accounts payable	$142	$—	$226	$—	$368
Intercompany accounts payable	60	—	106	(166)	—
Debt payable within one year	6	—	101	—	107
Intercompany loans payable within one year	175	—	—	(175)	—
Interest payable	69	—	1	—	70
Income taxes payable	6	—	7	—	13
Accrued payroll and incentive compensation	28	—	27	—	55
Other current liabilities	110	—	49	—	159
Total current liabilities	596	—	517	(341)	772
Long term liabilities:
Long-term debt	3,378	—	19	—	3,397
Intercompany loans payable	180	—	1,050	(1,230)	—
Accumulated losses of unconsolidated subsidiaries in excess of investment	339	106	—	(445)	—
Long-term pension and post employment benefit obligations	42	—	204	—	246
Deferred income taxes	4	—	9	—	13
Other long-term liabilities	105	—	61	—	166
Total liabilities	4,644	106	1,860	(2,016)	4,594
Total Hexion Inc. shareholder’s deficit	(2,538)	(86)	(253)	339	(2,538)
Noncontrolling interest	—	—	(1)	—	(1)
Total deficit	(2,538)	(86)	(254)	339	(2,539)
Total liabilities and deficit	$2,106	$20	$1,606	$(1,677)	$2,055

HEXION INC.
THREE MONTHS ENDED JUNE 30, 2017
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$417	$—	$550	$(55)	$912
Cost of sales	355	—	478	(55)	778
Gross profit	62	—	72	—	134
Selling, general and administrative expense	32	—	43	—	75
Business realignment costs	6	—	4	—	10
Other operating income, net	3	—	6	—	9
Operating income	21	—	19	—	40
Interest expense, net	78	—	4	—	82
Intercompany interest (income) expense, net	(18)	—	18	—	—
Other non-operating (income) expense, net	(48)	—	43	—	(5)
Income (loss) before tax and earnings from unconsolidated entities	9	—	(46)	—	(37)
Income tax expense (benefit)	2	—	(3)	—	(1)
Income (loss) before earnings from unconsolidated entities	7	—	(43)	—	(36)
(Losses) earnings from unconsolidated entities, net of taxes	(41)	(32)	1	74	2
Net loss	$(34)	$(32)	$(42)	$74	$(34)
Comprehensive loss	$(25)	$(31)	$(46)	$77	$(25)

HEXION INC.
THREE MONTHS ENDED JUNE 30, 2016
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$382	$—	$616	$(46)	$952
Cost of sales	381	—	519	(46)	854
Gross profit	1	—	97	—	98
Selling, general and administrative expense	40	—	42	—	82
Gain on dispositions	(188)	—	(52)	—	(240)
Business realignment costs	37	—	5	—	42
Other operating expense (income), net	2	—	(6)	—	(4)
Operating income	110	—	108	—	218
Interest expense, net	76	—	4	—	80
Intercompany interest (income) expense, net	(18)	—	18	—	—
Gain on extinguishment of debt	(21)	—	—	—	(21)
Other non-operating expense (income), net	24	—	(27)	—	(3)
Income before income tax and earnings from unconsolidated entities	49	—	113	—	162
Income tax expense	—	—	17	—	17
Income before earnings from unconsolidated entities	49	—	96	—	145
Earnings from unconsolidated entities, net of taxes	101	51	2	(149)	5
Net income	$150	$51	$98	$(149)	$150
Comprehensive income	$124	$52	$76	$(128)	$124

HEXION INC.
SIX MONTHS ENDED JUNE 30, 2017
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$795	$—	$1,093	$(106)	$1,782
Cost of sales	677	—	944	(106)	1,515
Gross profit	118	—	149	—	267
Selling, general and administrative expense	63	—	89	—	152
Business realignment costs	10	—	7	—	17
Other operating (income) expense, net	(3)	—	6	—	3
Operating income	48	—	47	—	95
Interest expense, net	158	—	7	—	165
Intercompany interest (income) expense, net	(35)	—	35	—	—
Loss on extinguishment of debt	3	—	—	—	3
Other non-operating (income) expense, net	(54)	—	53	—	(1)
Loss before tax and earnings from unconsolidated entities	(24)	—	(48)	—	(72)
Income tax (benefit) expense	(4)	—	11	—	7
Loss before earnings from unconsolidated entities	(20)	—	(59)	—	(79)
(Losses) earnings from unconsolidated entities, net of taxes	(56)	(34)	2	91	3
Net loss	$(76)	$(34)	$(57)	$91	(76)
Comprehensive loss	(61)	(34)	(49)	83	(61)

HEXION INC.
SIX MONTHS ENDED JUNE 30, 2016
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$763	$—	$1,194	$(96)	$1,861
Cost of sales	755	—	997	(96)	1,656
Gross profit	8	—	197	—	205
Selling, general and administrative expense	79	—	87	—	166
Gain on dispositions	(188)	—	(52)	—	(240)
Business realignment costs	38	—	7	—	45
Other operating expense (income), net	4	—	(5)	—	(1)
Operating income	75	—	160	—	235
Interest expense, net	153	—	6	—	159
Intercompany interest (income) expense, net	(37)	—	37	—	—
Gain on extinguishment of debt	(44)	—	—	—	(44)
Other non-operating (income) expense, net	(11)	—	10	—	(1)
Income before income tax and earnings from unconsolidated entities	14	—	107	—	121
Income tax (benefit) expense	(4)	—	28	—	24
Income before earnings from unconsolidated entities	18	—	79	—	97
Earnings from unconsolidated entities, net of taxes	88	46	2	(127)	9
Net income	$106	$46	$81	$(127)	$106
Comprehensive income	$106	$46	$74	$(120)	$106

HEXION INC.
SIX MONTHS ENDED JUNE 30, 2017
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Hexion Inc.		Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows used in operating activities	$(186)		$—	$(9)		$—	$(195)
Cash flows provided by (used in) investing activities
Capital expenditures	(23)		—	(34)		—	(57)
Proceeds from sale of assets, net	4		—	—		—	4
Change in restricted cash	—		—	1		—	1
Return of capital from subsidiary from sales of accounts receivable	68	(a)	—	—		(68)	—
	49		—	(33)		(68)	(52)
Cash flows provided by (used in) financing activities
Net short-term debt (repayments) borrowings	(5)		—	13		—	8
Borrowings of long-term debt	915		—	204		—	1,119
Repayments of long-term debt	(801)		—	(127)		—	(928)
Net intercompany loan borrowings (repayments)	31		—	(31)		—	—
Long-term debt and credit facility financing fees paid	(20)		—	(4)		—	(24)
Return of capital to parent from sales of accounts receivable	—		—	(68)	(a)	68	—
	120		—	(13)		68	175
Effect of exchange rates on cash and cash equivalents	—		—	3		—	3
Change in cash and cash equivalents	(17)		—	(52)		—	(69)
Cash and cash equivalents (unrestricted) at beginning of period	28		—	151		—	179
Cash and cash equivalents (unrestricted) at end of period	$11		$—	$99		$—	$110

(a)
During the six months ended June 30, 2017, Hexion Inc. contributed receivables of $68 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the six months ended June 30, 2017, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Hexion Inc. by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined non-guarantor subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and Hexion Inc., respectively.

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
Within the following discussion, unless otherwise stated, “the second quarter of 2017” refers to the three months ended June 30, 2017 , “the second quarter of 2016” refers to the three months ended June 30, 2016, “the first half of 2017” refers to the six months ended June 30, 2017 and “the first half of 2016” refers to the six months ended June 30, 2016.
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
Our products are used in thousands of applications and are sold into diverse markets, such as forest products, architectural and industrial paints, packaging, consumer products and automotive coatings, as well as higher growth markets, such as wind energy and electrical composites. Major industry sectors that we serve include industrial/marine, construction, consumer/durable goods, automotive, wind energy, aviation, electronics, architectural, civil engineering, repair/remodeling and oil and gas drilling. Key drivers for our business include general economic and industrial conditions, including housing starts, auto build rates, wind energy turbine installations and active oil and gas drilling rigs. In addition, due to the nature of our products and the markets we serve, competitor capacity constraints and the availability of similar products in the market may impact our results. As is true for many industries, our financial results are impacted by the effect on our customers of economic upturns or downturns, as well as by the impact on our own costs to produce, sell and deliver our products. Our customers use most of our products in their production processes. As a result, factors that impact their industries can and have significantly affected our results.
Through our worldwide network of strategically located production facilities, we serve more than 4,200 customers in approximately 100 countries. Our global customers include large companies in their respective industries, such as 3M, Akzo Nobel, BASF, Bayer, Dow, Louisiana Pacific, Monsanto, Owens Corning, PPG Industries, Valspar and Weyerhaeuser.
Reportable Segments
Our business segments are based on the products that we offer and the markets that we serve. At June 30, 2017, we had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins. A summary of the major products of our reportable segments follows:

•
Epoxy, Phenolic and Coating Resins: epoxy specialty resins, phenolic encapsulated substrates, versatic acids and derivatives, basic epoxy resins and intermediates, phenolic specialty resins and molding compounds, polyester resins, acrylic resins and vinylic resins

•	Forest Products Resins: forest products resins and formaldehyde applications

2017 Overview
Following are highlights from our results of operations for the six months ended June 30, 2017 and 2016:

	2017	2016	$ Change	% Change
Statements of Operations:
Net sales	$1,782	$1,861	$(79)	(4)%
Gross profit	267	205	62	30%
Operating income	95	235	(140)	(60)%
(Loss) income before income tax	(72)	121	(193)	160%
Net (loss) income	(76)	106	(182)	172%
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$98	$166	$(68)	(41)%
Forest Products Resins	129	119	10	8%
Corporate and Other	(32)	(33)	1	3%
Total	$195	$252	$(57)	(23)%

•
Net Sales—Net sales in the first half of 2017 were $1.8 billion, a decrease of 4% compared with $1.9 billion in the first half of 2016. Excluding $185 of net sales in the first half of 2016 from our Performance Adhesives, Powder Coatings, Additives & Acrylic Coatings and Monomers businesses (“PAC Business”) that did not recur in the first half of 2017, net sales increased by 6%. These increases were driven by pricing, which positively impacted sales by $90 due largely to raw material price increases passed through to customers across many of our businesses, partially offset by competitive pricing pressures in our epoxy specialty business. Overall, volumes positively impacted net sales by $30 driven by strong market demand in our North American formaldehyde business, as well as the additional capacity from our new formaldehyde plants. Additionally, volumes increased in our North American forest products resins business due to modest growth in the U.S. housing market and in our base epoxy resins business as it continues to recover from cyclical trough conditions. These increases were largely offset by volume decreases in our epoxy specialty business driven by a temporary destocking of wind blades in China. The impact of foreign exchange translation negatively impacted net sales by $14 due primarily to the strengthening of the U.S. dollar against the euro and Chinese yuan in the first half of 2017 compared to the first half of 2016, partially offset by the strengthening of the Brazilian real against the U.S. dollar.

•
Net Loss—Net loss in the first half of 2017 was $76, a decrease of $182 as compared with net income of $106 in the first half of 2016. This decrease was primarily driven by gains on the disposition of our PAC business and HA-International, LLC (“HAI”) joint venture interest of $240 and gains on debt buybacks in the first half of 2016 that did not recur in the first half of 2017. These decreases to net loss were partially offset by increased gross margin and decreased business realignment costs. Higher gross margin is primarily driven by $106 of accelerated depreciation in the first half of 2016 related to our Norco, LA facility closure that did not recur in the first half of 2017, partially offset by the absence of gross margin from our divested PAC business in first half of 2017 results. Lower business realignment costs are largely attributable to $35 of costs in the first half of 2016 related to the Norco, LA facility closure that did not recur in the first half of 2017.

•
Segment EBITDA—For the first half of 2017, Segment EBITDA was $195, a decrease of 23% compared with $252 in the first half of 2016. Excluding Segment EBITDA of $30 in the first half of 2016 from our PAC Business and HAI joint venture that did not recur in the first half of 2017, Segment EBITDA decreased by 12%. The remaining decrease was primarily driven by volume decreases and margin compression in our specialty epoxy business, as well as $9 of insurance recoveries received in the first half of 2016 in our versatic acids business that did not recur in the first half of 2017. These decreases were partially offset by volume increases in our North American formaldehyde business discussed above, as well as continued cost efficiencies associated with our new North American formaldehyde plants. Additionally, improvements in our oilfield and base epoxy resins businesses positively impacted Segment EBITDA, as both of these businesses continue to recover from cyclical trough conditions.

•
Restructuring and Cost Reduction Programs—During the first half of 2017, we have achieved $15 in cost savings related to our ongoing productivity and cost reduction programs. As of June 30, 2017, we have approximately $17 of additional total in-process cost savings related to these programs, the majority of which we expect to achieve in the next 12 months.

•
Growth Initiatives—Our new North American formaldehyde plants, the last of which was completed in the first quarter of 2016, have provided us with additional capacity to support expected long-term growth in this business and has helped drive improved results in 2017. In addition, we continue to focus on new product development and have taken steps to improve our analytical and product development services for our global grid, such as our announcement of the construction of a new research and development facility in Germany and the expansion of our technology center in Edmonton. Further, we continue to invest in new coatings technologies and capacity in response to recent volatile organic compounds regulation in China and throughout the world.

•
2017 Refinancing Transactions—In February 2017, we issued $485 aggregate principal amount of New First Lien Notes and $225 aggregate principal amount of New Senior Secured Notes. We used the net proceeds from these notes, together with cash on our balance sheet, to redeem all of our outstanding Old Senior Secured Notes. In May 2017, we issued an additional $75 aggregate principal amount of New First Lien Notes. We also amended and restated our ABL Facility, which effectively extended the maturity date of the facility from March 2018 to December 2021 and reduced the existing commitments under the facility from $400 to $350.

Short-term Outlook
We expect strong market demand combined with the incremental capacity created by our new formaldehyde plants in North America to continue to drive volume increases in our North American formaldehyde business for the remainder of 2017. Additionally, we continue to expect improved demand in our North American forest products resins business due to ongoing modest growth in U.S. housing starts.
We expect lower year over year demand in our epoxy specialty business to continue into the second half of 2017 as the China wind energy market begins to rebound from current trough conditions. We also expect this business to benefit from improved market demand in waterborne coatings. Additionally, we expect our phenolic resins business to continue to benefit from the acquisition of the remaining 50% of our previous Chinese joint venture, as well as from the introduction of new products into the Chinese market. Further, we anticipate volumes in our versatic acid and derivatives business to continue to improve due to ongoing volume recovery and favorable market conditions. We also expect modest year over year improvement in our oilfield business throughout 2017 due to increased drilling activity. Lastly, we expect our base epoxy business to improve throughout 2017 due to our restructuring initiatives and favorable market conditions.
We expect raw material prices to stabilize through the remainder of 2017 following large increases in the first half of 2017. Overall, we anticipate higher raw material prices in 2017 relative to 2016.
Matters Impacting Comparability of Results
Dispositions of PAC Business and HAI Joint Venture Interest
During the second quarter of 2016, we completed the sales of both our PAC Business and our 50% interest in the HAI joint venture. As a result, when comparing 2017 to 2016, our results in the first half of 2017 exclude these divested businesses, while our results in the first half of 2016 include net sales of $185 and Segment EBITDA of $30 related to these divested businesses. Additionally, in the first half of 2016 we recorded a gain of $240 on the disposition of these businesses.
Raw Material Prices
Raw materials comprise approximately 70% of our cost of sales. The three largest raw materials used in our production processes are phenol, methanol and urea. These materials represent about half of our total raw material costs. Fluctuations in energy costs, such as volatility in the price of crude oil and related petrochemical products, as well as the cost of natural gas have historically caused volatility in our raw material and utility costs. The average price of phenol and methanol increased by approximately 21% and 66%, respectively, and urea decreased by approximately 1%, in the first six months of 2017 compared to the first six months of 2016. The impact of passing through raw material price changes to customers can result in significant variances in sales comparisons from year to year.
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

Results of Operations
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2017		2016
	$	% of Net Sales	$	% of Net Sales
Net sales	$912	100%	$952	100%
Cost of sales	778	85%	794	83%
Accelerated depreciation	—	—%	60	6%
Gross profit	134	15%	98	11%
Selling, general and administrative expense	75	8%	82	9%
Gain on dispositions	—	—%	(240)	(25)%
Business realignment costs	10	1%	42	4%
Other operating expense (income), net	9	1%	(4)	—%
Operating income	40	5%	218	23%
Interest expense, net	82	9%	80	8%
Gain on extinguishment of debt	—	—%	(21)	(1)%
Other non-operating income, net	(5)	(1)%	(3)	—%
Total non-operating expense	77	8%	56	7%
(Loss) income before income tax and earnings from unconsolidated entities	(37)	(3)%	162	16%
Income tax (benefit) expense	(1)	—%	17	2%
(Loss) income before earnings from unconsolidated entities	(36)	(3)%	145	14%
Earnings from unconsolidated entities, net of taxes	2	—%	5	1%
Net (loss) income	$(34)	(3)%	$150	15%
Other comprehensive income (loss)	$9		$(26)
Three Months Ended June 30, 2017 vs. Three Months Ended June 30, 2016
Net Sales
In the second quarter of 2017, net sales decreased by $40, or 4%, compared to the second quarter of 2016. Excluding $98 of net sales in the second quarter of 2016 from our PAC Business that did not recur in the second quarter of 2017, net sales increased by 7%. Pricing positively impacted sales by $77 due largely to raw material price increases passed through to customers across many of our businesses, partially offset by competitive pressures in our epoxy specialty business. Overall, volume decreases had a small negative impact on net sales of $2, which was primarily due to volume decreases in our epoxy specialty business driven by a temporary destocking of wind blades in China, largely offset by strong market demand in our North American formaldehyde business combined with the additional capacity from our new formaldehyde plants, as well as volume growth in our base epoxy resins and North American forest products resins businesses. Foreign currency translation negatively impacted net sales by $17, primarily as a result of the strengthening of the U.S. dollar against the euro, the Canadian dollar, and Chinese yuan in the second quarter of 2017 compared to the second quarter of 2016, partially offset by the strengthening of the Brazilian real against the U.S. dollar.
Gross Profit
In the second quarter of 2017, gross profit increased by $36 compared to the second quarter of 2016, primarily due to the absence of $60 of accelerated depreciation recorded in the second quarter of 2016 related to the closure of our Norco, LA facility. Gross profit as a percentage of net sales increased by 4%, primarily due to the impact of the accelerated depreciation discussed above, which had a negative impact of 6% on 2016 gross profit. This impact was partially offset by margin compression driven by unfavorable raw material price inflation during the second quarter of 2017.
Operating Income
In the second quarter of 2017, operating income decreased by $178 compared to the second quarter of 2016, primarily due to the gain on dispositions of $240 related to the sale of our PAC Business and HAI joint venture interest in 2016 that did not recur in 2017. Other operating expense increased by $12 primarily due to an increase in realized and unrealized foreign currency transaction losses. These overall decreases to operating income were partially offset by the increase in gross profit of $36 discussed above, as well as decreases in business realignment costs of $32 and decreases in selling, general and administrative expense of $7. The decrease in business realignment costs is largely attributable to costs in the second quarter of 2016 related to the Norco, LA facility closure that did not recur in the second quarter of 2017. The decrease in selling, general and administrative expense was due primarily to lower compensation and benefits expense driven by our recent cost savings and productivity actions, as well as the sale of our PAC Business in the second quarter of 2016, partially offset by $4 of insurance recoveries in the second quarter of 2016 related to the supplier disruption in our European versatic acids business.

Non-Operating Expense
In the second quarter of 2017, total non-operating expense increased by $21 compared to the second quarter of 2016. This was primarily due to lower gains on debt extinguishment of $21 due to gains on debt buybacks in the second quarter of 2016 that did not recur in the second quarter of 2017, as well as an increase in interest expense of $2 driven by higher average debt levels, partially offset by an increase of $2 in other non-operating income due to increased realized and unrealized foreign currency transaction gains.
Income Tax Expense

The effective tax rate was 3% and 11% for the second quarter of 2017 and 2016, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and losses among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating gains and losses generated in jurisdictions where no tax expense or benefit was recognized due to the maintenance of a full valuation allowance.

For the second quarter of 2017 and 2016, income tax expense relates primarily to income from certain foreign operations. In 2017, losses in the United States and certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to the maintenance of a full valuation allowance. In 2016, the income tax expense related to the gain on dispositions was substantially reduced by net operating loss utilization which was offset by a decrease to the respective valuation allowances.
Other Comprehensive Income
For the second quarter of 2017, foreign currency translation positively impacted other comprehensive income by $9, primarily due to the strengthening of the U.S. dollar against the Brazilian real and Canadian dollar in the second quarter of 2017.
For the second quarter of 2016, other comprehensive loss of $26 relates to $25 negative impact of foreign currency on other comprehensive loss, primarily due to the strengthening of the euro against the U.S. dollar in the second quarter of 2016, as well as $1 related to the amortization of prior service costs on defined benefit pension and postretirement benefits.

	Six Months Ended June 30,
	2017		2016
	$	% of Net Sales	$	% of Net Sales
Net sales	$1,782	100%	$1,861	100%
Cost of sales	1,515	85%	1,550	83%
Accelerated depreciation	—	—%	106	6%
Gross profit	267	15%	205	11%
Selling, general and administrative expense	152	9%	166	9%
Gain on dispositions	—	—%	(240)	(13)%
Business realignment costs	17	1%	45	2%
Other operating expense (income), net	3	—%	(1)	—%
Operating income	95	5%	235	13%
Interest expense, net	165	9%	159	9%
Loss (gain) on extinguishment of debt	3	—%	(44)	(3)%
Other non-operating income, net	(1)	—%	(1)	—%
Total non-operating expense	167	9%	114	6%
(Loss) income before income tax and earnings from unconsolidated entities	(72)	(4)%	121	7%
Income tax expense	7	—%	24	1%
(Loss) income before earnings from unconsolidated entities	(79)	(4)%	97	6%
Earnings from unconsolidated entities, net of taxes	3	—%	9	—%
Net (loss) income	$(76)	(4)%	$106	6%
Other comprehensive income	$15		$—

Six Months Ended June 30, 2017 vs. Six Months Ended June 30, 2016
Net Sales
In the first half of 2017, net sales decreased by $79, or 4%, compared to the first half of 2016. Excluding $185 of net sales in the first half of 2016 from our PAC Business that did not recur in the first half of 2017, net sales increased by 6%. Pricing positively impacted sales by $90 due largely to raw material price increases passed through to customers across many of our businesses, partially offset by competitive pressures in our epoxy specialty business. Volume increases positively impacted net sales by $30 driven by strong market demand in our North American formaldehyde business combined with the additional capacity from our new formaldehyde plants. Additionally, volumes increased in our North American forest products resins business due to modest growth in the U.S. housing market. Volumes also increased in our base epoxy resins business as it continues to recover from cyclical trough conditions. These increases were largely offset by volume decreases in our epoxy specialty business driven by a temporary destocking of wind blades in China. Lastly, the impact of foreign exchange translation negatively impacted net sales by $14, due primarily to the strengthening of the U.S. dollar against the euro and Chinese yuan in the first half of 2017 compared to the first half of 2016, partially offset by the strengthening of the Brazilian real against the U.S. dollar.
Gross Profit
In the first half of 2017, gross profit increased by $62 compared to the first half of 2016, primarily due to the absence of $106 of accelerated depreciation recorded in the first half of 2016 related to the closure of our Norco, LA facility. Gross profit as a percentage of net sales increased by 4%, primarily due to the impact of the accelerated depreciation discussed above, which had a negative impact of 6% on 2016 gross profit. This impact was partially offset by margin compression driven by unfavorable raw material price inflation during the first half of 2017.
Operating Income
In the first half of 2017, operating income decreased by $140 compared to the first half of 2016, primarily due to the gain on dispositions of $240 related to the sale of our PAC Business and HAI joint venture interest in 2016 that did not recur in 2017. Other operating expense increased by $3 primarily due to an increase in realized and unrealized foreign currency transaction losses. These overall decreases to operating income were partially offset by the increase in gross profit of $62 discussed above, as well as decreases in business realignment costs of $28 and decreases in selling, general and administrative expense of $14. The decrease in business realignment costs is largely attributable to costs in the first half of 2016 related to the Norco, LA facility closure that did not recur in the first half of 2017. The decrease in selling, general and administrative expense was due primarily to lower compensation and benefits expense driven by our recent cost savings and productivity actions, as well as the sale of our PAC Business in the second quarter of 2016, partially offset by $10 of insurance recoveries in the first half of 2016 related to the supplier disruption in our European versatic acids business.
Non-Operating Expense
In the first half of 2017, total non-operating expense increased by $53 compared to the first half of 2016. This was primarily due to lower gains on debt extinguishment of $47 due to gains on debt buybacks in the first half of 2016 that did not recur in the first half of 2017, as well as an increase in interest expense of $6 driven by higher average debt levels.
Income Tax Expense

The effective tax rate was (10)% and 20% for the first half of 2017 and 2016, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and losses among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating gains and losses generated in jurisdictions where no tax expense or benefit was recognized due to the maintenance of a full valuation allowance.

For the first half of 2017 and 2016, income tax expense relates primarily to income from certain foreign operations. In 2017, losses in the United States and certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to the maintenance of a full valuation allowance. In 2016, the income tax expense related to the gain on dispositions was substantially reduced by net operating loss utilization which was offset by a decrease to the respective valuation allowances.
Other Comprehensive Income
For the first half of 2017, foreign currency translation positively impacted other comprehensive income by $15, primarily due to the strengthening of the U.S. dollar against the Brazilian real and Canadian dollar in the second quarter of 2017.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Sales (1):
Epoxy, Phenolic and Coating Resins	$517	$613	$1,009	$1,188
Forest Products Resins	395	339	773	673
Total	$912	$952	$1,782	$1,861

Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$46	$83	$98	$166
Forest Products Resins	68	63	129	119
Corporate and Other	(14)	(16)	(32)	(33)
Total	$100	$130	$195	$252
(1)     Intersegment sales are not significant and, as such, are eliminated within the selling segment.
Three Months Ended June 30, 2017 vs. Three Months Ended June 30, 2016 Segment Results
Following is an analysis of the percentage change in net sales by segment from the three months ended June 30, 2016 to the three months ended June 30, 2017:

	Volume	Price/Mix	Currency Translation	Impact of Dispositions	Total
Epoxy, Phenolic and Coating Resins	(1)%	3%	(2)%	(16)%	(16)%
Forest Products Resins	3%	15%	(1)%	—%	17%

Epoxy, Phenolic and Coating Resins
Net sales in the second quarter of 2017 decreased by $96, or 16%, when compared to the second quarter of 2016. The majority of the decrease is due to the disposition of our PAC business in the second quarter of 2016, which negatively impacted net sales by $98. The impact of foreign exchange translation negatively impacted net sales by $13, due primarily to the strengthening of the U.S. dollar against the euro and Chinese yuan in the second quarter of 2017 compared to the second quarter of 2016. Volumes negatively impacted net sales by $9, primarily due to volume decreases in our epoxy specialty business driven by a temporary destocking of wind blades in China, partially offset by volume growth in our base epoxy resins and oilfield businesses. Lastly, these decreases were partially offset by pricing, which positively impacted net sales by $24 due primarily to raw material price increases passed through to customers across many of our businesses, partially offset by competitive pressures in our epoxy specialty business.
Segment EBITDA in the second quarter of 2017 decreased by $37 to $46 compared to the second quarter of 2016. The impact of the disposition of our PAC business and HAI joint venture interest in the second quarter of 2016 contributed $15 to this decrease. The remaining decrease was primarily due to volume decreases and margin compression in our epoxy specialty business, as well as $4 of insurance recoveries received in the second quarter of 2016 in our versatic acids business that did not recur in the second quarter of 2017. These decreases were partially offset by improvements in our oilfield and base epoxy resins businesses, as both continue to recover from cyclical trough conditions.
Forest Products Resins
Net sales in the second quarter of 2017 increased by $56, or 17%, when compared to the second quarter of 2016. Volumes positively impacted net sales by $7, and were primarily driven by strong market demand in our North American formaldehyde business combined with the additional capacity from our new formaldehyde plants. Additionally, volumes increased in our North American forest products resins business due to modest growth in the U.S. housing market. These increases were partially offset by smaller volume decreases in our European and Latin American forest products resins businesses. Pricing positively impacted net sales by $53, which was primarily due to raw material price increases passed through to customers across many of our businesses. These increases were partially offset by foreign exchange translation, which negatively impacted net sales by $4, due largely to the strengthening of the U.S. dollar against the euro and the Canadian dollar, partially offset by the strengthening of the Brazilian real against the U.S. dollar in the second quarter of 2017 compared to the second quarter of 2016.

Segment EBITDA in the second quarter of 2017 increased by $5, to $68, compared to the second quarter of 2016. This increase was primarily due to the volume increases in our North American formaldehyde and forest product resins businesses discussed above, as well as continued cost efficiencies associated with our new North American formaldehyde plants.
Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions, unallocated foreign exchange gains and losses and legacy company costs not allocated to continuing segments. Corporate and Other charges in the second quarter of 2017 decreased by $2 compared to the second quarter of 2016 due primarily to lower incentive compensation accruals in 2017.
Six Months Ended June 30, 2017 vs. Six Months Ended June 30, 2016 Segment Results
Following is an analysis of the percentage change in net sales by segment from the six months ended June 30, 2016 to the six months ended June 30, 2017:

	Volume	Price/Mix	Currency Translation	Impact of Dispositions	Total
Epoxy, Phenolic and Coating Resins	—%	3%	(2)%	(16)%	(15)%
Forest Products Resins	5%	9%	1%	—%	15%
Epoxy, Phenolic and Coating Resins
Net sales in the first half of 2017 decreased by $179, or 15%, when compared to the first half of 2016. The majority of the decrease is due to the disposition of our PAC business in the second quarter of 2016, which negatively impacted net sales by $185. The impact of foreign exchange translation negatively impacted net sales by $20, due primarily to the strengthening of the U.S. dollar against the euro and Chinese yuan in the first half of 2017 compared to the first half of 2016. Volumes negatively impacted net sales by $4, primarily due to volume decreases in our epoxy specialty business driven by a temporary destocking of wind blades in China, largely offset by market driven volume increases in our phenolic resins business in Europe and China, continued volume recovery in our European versatic acids business and volume growth in our base epoxy resins and oilfield businesses. These decreases were partially offset by pricing, which positively impacted net sales by $30 due primarily to raw material price increases passed through to customers across many of our businesses, partially offset by competitive pressures in our epoxy specialty business.
Segment EBITDA in the first half of 2017 decreased by $68 to $98 compared to the first half of 2016. The impact of the disposition of our PAC business and HAI joint venture interest in the second quarter of 2016 contributed $30 to this decrease. The remaining decrease was primarily due to volume decreases and margin compression in our epoxy specialty business, as well as a Segment EBITDA impact of $9 related to insurance recoveries received in the first half of 2016 in our versatic acids business that did not recur in the first half of 2017. These decreases were partially offset by improvements in our oilfield and base epoxy resins businesses, as both continue to recover from cyclical trough conditions.
Forest Products Resins
Net sales in the first half of 2017 increased by $100, or 15%, when compared to the first half of 2016. Volumes positively impacted net sales by $34, and were primarily driven by strong market demand in our North American formaldehyde business combined with the additional capacity from our new formaldehyde plants. Additionally, volumes increased in our North American forest products resins business due to modest growth in the U.S. housing market. These increases were partially offset by smaller volume decreases in our European forest products resins business. Pricing positively impacted net sales by $60, which was primarily due to raw material price increases passed through to customers across many of our businesses. The impact of foreign exchange translation positively impacted net sales by $6, due largely to the strengthening of the Brazilian real against the U.S. dollar, partially offset by strengthening of the U.S. dollar against the euro in the first half of 2017 compared to the first half of 2016.
Segment EBITDA in the first half of 2017 increased by $10, to $129, compared to the first half of 2016. This increase was primarily due to the volume increases in our North American formaldehyde business discussed above, as well as continued cost efficiencies associated with our new North American formaldehyde plants.
Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions, unallocated foreign exchange gains and losses and legacy company costs not allocated to continuing segments. Corporate and Other charges in the first half of 2017 decreased by $1 compared to the first half of 2016 due primarily to lower incentive compensation accruals in 2017.

Reconciliation of Net (Loss) Income to Segment EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Reconciliation:
Net (loss) income	$(34)	$150	$(76)	$106
Income tax (benefit) expense	(1)	17	7	24
Interest expense, net	82	80	165	159
Depreciation and amortization	28	36	56	71
Accelerated depreciation	—	60	—	106
EBITDA	$75	$343	$152	$466
Items not included in Segment EBITDA:
Business realignment costs	$10	$42	$17	$45
Gain on dispositions	—	(240)	—	(240)
Realized and unrealized foreign currency gains	(1)	(11)	(2)	(9)
(Gain) loss on extinguishment of debt	—	(21)	3	(44)
Other	16	17	25	34
Total adjustments	25	(213)	43	(214)
Segment EBITDA	$100	$130	$195	$252

Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$46	$83	$98	$166
Forest Products Resins	68	63	129	119
Corporate and Other	(14)	(16)	(32)	(33)
Total	$100	$130	$195	$252

Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses. For the three and six months ended June 30, 2017 and 2016, these items primarily include expenses from retention programs and certain professional fees related to strategic projects. Business realignment costs for the three and six months ended June 30, 2017 primarily include costs related to certain in-process facility rationalizations and cost reduction programs. Business realignment costs for the three and six months ended June 30, 2016 primarily include costs related to the planned facility rationalization within the Epoxy, Phenolic and Coating Resins segment and costs related to certain in-process cost reduction programs.
Liquidity and Capital Resources
We are a highly leveraged company. Our primary sources of liquidity are cash flows generated from operations and availability under the ABL Facility. Our primary liquidity requirements are interest, working capital and capital expenditures.

At June 30, 2017, we had $3,699 of outstanding debt and $323 in liquidity consisting of the following:

•	$110 of unrestricted cash and cash equivalents (of which $98 is maintained in foreign jurisdictions);

•	$199 of borrowings available under our ABL Facility ($350 borrowing base less $119 of outstanding borrowings and $32 of outstanding letters of credit); and

•	$14 of time drafts and borrowings available under credit facilities at certain international subsidiaries
Our net working capital (defined as accounts receivable and inventories less accounts payable) at June 30, 2017 and December 31, 2016 was $457 and $309, respectively. A summary of the components of our net working capital as of June 30, 2017 and December 31, 2016 is as follows:

	June 30, 2017	% of LTM Net Sales	December 31, 2016	% of LTM Net Sales (1)
Accounts receivable	$497	15%	$390	12%
Inventories	346	10%	287	9%
Accounts payable	(386)	(11)%	(368)	(11)%
Net working capital	$457	14%	$309	10%

(1)	The percentage of LTM Net Sales at December 31, 2016 exclude net sales related to our PAC Business, which was sold on June 30, 2016.

The increase in net working capital of $148 from December 31, 2016 was primarily due to increases in accounts receivable of $107 and inventory of $59. Both of these increases were primarily the result of increased volumes in the second quarter of 2017 compared to the fourth quarter of 2016 due to market conditions and seasonality, as well as raw material price inflation. These increases to net working capital were partially offset by an increase in accounts payable of $18, largely related to raw material price inflation and the timing of vendor payments. To minimize the impact of seasonal changes in net working capital on cash flows, we continue to review inventory safety stock levels, focus on accelerating receivable collections by offering incentives to customers to encourage early payment or through the sale of receivables at a discount and negotiate with vendors to contractually extend payment terms whenever possible.
We periodically borrow from the ABL Facility to support our short-term liquidity requirements, particularly when net working capital requirements increase in response to the seasonality of our volumes in the summer months. As of June 30, 2017, there were $119 of outstanding borrowings under the ABL Facility.
2017 Refinancing Transactions
On February 8, 2017, we issued $485 aggregate principal amount of New First Lien Notes and $225 aggregate principal amount of New Senior Secured Notes. Upon the closing of these offerings, we used the net proceeds from these offerings, together with cash on our balance sheet, to redeem all of our outstanding 8.875% Senior Secured Notes due 2018 (the “Old Senior Secured Notes”), which occurred in March 2017.
In May 2017, we issued an additional $75 aggregate principal amount of New First Lien Notes at an issue price of 100.5%. These notes mature on February 1, 2022 and have substantially the same terms as the New First Lien Notes issued in February 2017. We used the net proceeds from these notes for general corporate purposes.
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
Short-Term Outlook
The following factors will impact cash flows for the remainder of 2017:

•
Interest and Income Taxes: We expect cash outflows in 2017 related to interest payments on our debt of approximately $300, with the largest components being paid in the second and fourth quarters, and income tax payments between $15 and $25.

•
Capital Spending: Capital spending in 2017 is expected to be between $100 and $110, a significant decrease from 2016 due to the completion of large strategic growth projects in 2016, as well as our recent divestitures and restructuring activities at certain facilities.

•
Working Capital: In the first half of 2017, our net working capital increased by $148 due primarily to sequential volume increases. During the year, we expect an increase in the first half and a decrease in the second half, consistent with historical trends. Overall, we anticipate working capital to increase during 2017, as compared to 2016.

We plan to fund these outflows with available cash and cash equivalents, cash from operations, available borrowings under our ABL Facility, as well as other liquidity actions. Based on our liquidity position as of June 30, 2017, and projections of operating cash flows through the remainder of 2017 and into the first half of 2018, we expect to have sufficient liquidity to fund our operations for the next twelve months.
Historically, our liquidity position has been cyclical due to the timing of our interest payment obligations and seasonality of our volumes. We maintain normal commercial terms with our major vendors and customers. If certain of our commercial counterparties request changes to our terms it could put additional pressure on our liquidity position in certain times of the year.
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
Sources and Uses of Cash
Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
	2017	2016
(Uses) sources of cash:
Operating activities	$(195)	$(150)
Investing activities	(52)	210
Financing activities	175	(116)
Effect of exchange rates on cash flow	3	—
Net change in cash and cash equivalents	$(69)	$(56)

Operating Activities
In the first half of 2017, operations used $195 of cash. Net loss of $76 included $65 of net non-cash expense items, consisting of depreciation and amortization of $56, amortization of deferred financing fees of $8, loss on debt extinguishment of $3 and unrealized foreign currency losses of $4, partially offset by gains on sale of assets of $2 and a deferred tax benefit of $2. Net working capital used $133, which was largely driven by increases in accounts receivable and inventories due primarily to volume increases related to market conditions and the seasonality of our businesses, as well as raw material price inflation. Changes in other assets and liabilities and income taxes payable provided $51 due to the timing of when items were expensed versus paid, which primarily included interest expense, employee retention programs, restructuring reserves, incentive compensation, pension plan contributions and taxes.
In the first half of 2016, operations used $150 of cash. Net income of $106 included $153 of net non-cash income items, primarily gains on dispositions of $240 related to the HAI and PAC business dispositions (see Notes 12 and 13 to the unaudited Condensed Consolidated Financial Statements). Also included in the non-cash income items was a gain on debt extinguishment of $44, unrealized foreign currency gains of $45 and other non-cash income items of $4. These items were partially offset by depreciation and amortization of $71, accelerated depreciation of $106 and $3 of deferred tax expense. Net working capital of $138, which was driven by increases in accounts receivable and inventories in the first half of 2016 due primarily to the seasonality of our businesses. Changes in other assets and liabilities provided $35 due to the timing of when items were expensed versus paid, which primarily included interest expense, employee retention programs, incentive compensation, pension plan contributions and taxes.
Investing Activities
In the first half of 2017, investing activities used $52 of cash, primarily driven by capital expenditures of $57, partially offset by net proceeds from the sale of assets of $4 and an increase in restricted cash of $1.
In the first half of 2016, investing activities provided $210 of cash, primarily driven by net cash proceeds of $281 related to the HAI and PAC business dispositions, as well as proceeds from other asset sales of $1. These items were partially offset by capital expenditures (including capitalized interest) of $62 and an increase in restricted cash of $10.
Financing Activities
In the first half of 2017, financing activities provided $175 of cash. Net short-term debt borrowings were $8 and net long-term debt borrowings were $191. Our long-term debt borrowings primarily consisted of $119 in borrowings under our ABL Facility, and the refinancing our Old Senior Secured Notes in February 2017 and the additional $75 aggregate principal amount of New First Lien Notes issued in May 2017.
In the first half of 2016, financing activities used $116 of cash. Net short-term debt repayments were $12 and net long-term debt repayments were $104. Our long-term debt repayments primarily consisted of $121 used to repurchase a portion of our Old Senior Secured Notes on the open market, partially offset by net borrowings under our ABL Facility in the first half of 2016.

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

The ABL Facility, which is subject to a borrowing base, does not have any financial maintenance covenant other than a minimum fixed charge coverage ratio of 1.0 to 1.0 that would only apply if our availability under the ABL Facility at any time is less than the greater of (a) $35 and (b) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time. The fixed charge coverage ratio under the credit agreement governing the ABL Facility is generally defined as the ratio of (a) Adjusted EBITDA minus non-financed capital expenditures and cash taxes to (b) debt service plus cash interest expense plus certain restricted payments, each measured on an LTM basis. At June 30, 2017, our availability under the ABL Facility exceeded such levels; therefore, the minimum fixed charge covenant ratio did not apply. As of June 30, 2017, we were in compliance with all covenants that govern the ABL Facility. We do not believe that a covenant default under the ABL Facility is reasonably likely to occur in the foreseeable future.
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

June 30, 2017
LTM Period
Net loss	$(221)
Income tax expense	20
Interest expense, net	317
Depreciation and amortization	117
Accelerated depreciation	24
EBITDA	257
Adjustments to EBITDA:
Business realignment costs (1)	28
Realized and unrealized foreign currency gains	(5)
Gain on extinguishment of debt	(2)
Unrealized loss on pension and postretirement benefits (2)	34
Other (3)	73
Cost reduction programs savings (4)	17
Adjusted EBITDA	$402
Pro forma fixed charges (5)	$310
Ratio of Adjusted EBITDA to Fixed Charges (6)	1.30

(1)
Primarily represents headcount reduction expenses and plant rationalization costs related to cost reduction programs, termination costs and other costs associated with business realignments, as well as environmental liabilities related to closed sites.

(2)	Represents non-cash losses resulting from pension and postretirement benefit plan liability remeasurements.

(3)	Primarily includes employee retention program costs, certain professional fees related to strategic projects, business optimization expenses and management fees.

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

(5)	Reflects pro forma interest expense based on interest rates at June 30, 2017, as if the 2017 Refinancing Transactions had taken place at the beginning of the period.

(6)
The Company’s ability to incur additional indebtedness, among other actions, is restricted under the indentures governing certain notes, unless the Company has an Adjusted EBITDA to Fixed Charges ratio of 2.0 to 1.0. As of June 30, 2017, we did not satisfy this test. As a result, we are subject to restrictions on our ability to incur additional indebtedness and to make investments; however, there are exceptions to these restrictions, including exceptions that permit indebtedness under our ABL Facility (available borrowings of which were $199 at June 30, 2017).

Recently Issued Accounting Standards
See Note 2 in Item 1 of Part I of this Quarterly Report on Form 10-Q for a detailed description of recently issued accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no material developments during the first six months of 2017 on the matters we have previously disclosed about quantitative and qualitative market risk in our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2017. Based upon that evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2017.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II

Item 1.	Legal Proceedings
The Louisville Air Pollution Control District (the “District”) has assessed the Company penalties totaling $296,000 associated with alleged violations of the District’s air pollution laws and the Company’s air permit in 2016 and 2017.  The Company is actively cooperating with the District to resolve this matter.
Item 1A.    Risk Factors
There have been no material changes during the first six months of 2017 in the risk factors that were included in our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
This item is not applicable to the registrant.

Item 5.	Other Information

None.

Item 6.    Exhibits

4.1
Second Supplemental Indenture, dated as of May 12, 2017, by and among Hexion Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee, related to the 10.375% First-Priority Senior Secured Notes due 2022 (filed as Exhibit 4.1 to our Form 8-K, filed on May 12, 2017).

10.1 †	Employment Agreement, dated June 12, 2017, by and between Hexion Inc. and Craig O. Morrison

10.2 †	Employment Agreement, by and between Hexion Inc. and Craig A. Rogerson

10.3 †	Long Term Incentive Agreement, by and between Hexion Inc. and Craig A. Rogerson

10.4
Additional Secured Party Consent, dated as of May 12, 2017, among Wilmington Trust, National Association, as authorized representative for the new secured parties, Wilmington Trust, National Association, as collateral agent, Wilmington Trust, National Association, as authorized representative for the notes obligations, Wilmington Trust, National Association, as authorized representative for the initial other first priority obligations, Hexion Inc. and subsidiaries of Hexion Inc. party thereto (filed as Exhibit 10.1 to our Form 8-K, filed on May 12, 2017).

10.5
Fifth Joinder and Supplement to Intercreditor Agreement, dated as of May 12, 2017, by and among JPMorgan Chase Bank, N.A., as intercreditor agent, JPMorgan Chase Bank, N.A., as senior-priority agent for the ABL secured parties, Wilmington Trust, National Association, as trustee and senior-priority agent for the existing first lien notes, Wilmington Trust, National Association, as senior-priority agent for the new notes, Wilmington Trust, National Association, as senior-priority agent for the 1.5 lien notes, Wilmington Trust Company, as trustee and second-priority agent for the existing second lien notes, Hexion LLC, Hexion Inc. and subsidiaries of Hexion Inc. party thereto (filed as Exhibit 10.2 to our Form 8-K, filed on May 12, 2017).

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

HEXION INC.

Date:	August 11, 2017	/s/ George F. Knight
George F. Knight
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)