Form 10-Q
period 2017-09-30
HEXION INC.
filed 2017-11-14
CIK 13239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on November 1, 2017: 82,556,847

HEXION INC.

HEXION INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions, except share data)	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $18 and $17, respectively)	$118	$196
Accounts receivable (net of allowance for doubtful accounts of $18 and $17, respectively)	500	390
Inventories:
Finished and in-process goods	240	199
Raw materials and supplies	92	88
Other current assets	49	45
Total current assets	999	918
Investment in unconsolidated entities	20	18
Deferred income taxes	12	10
Other long-term assets	49	43
Property and equipment:
Land	84	79
Buildings	288	273
Machinery and equipment	2,312	2,353
	2,684	2,705
Less accumulated depreciation	(1,766)	(1,812)
	918	893
Goodwill	113	121
Other intangible assets, net	45	52
Total assets	$2,156	$2,055
Liabilities and Deficit
Current liabilities:
Accounts payable	$347	$368
Debt payable within one year	121	107
Interest payable	101	70
Income taxes payable	13	13
Accrued payroll and incentive compensation	47	55
Other current liabilities	126	159
Total current liabilities	755	772
Long-term liabilities:
Long-term debt	3,612	3,397
Long-term pension and post employment benefit obligations	263	246
Deferred income taxes	13	13
Other long-term liabilities	173	166
Total liabilities	4,816	4,594
Commitments and contingencies (see Note 7)
Deficit
Common stock—$0.01 par value; 300,000,000 shares authorized, 170,605,906 issued and 82,556,847 outstanding at September 30, 2017 and December 31, 2016	1	1
Paid-in capital	526	526
Treasury stock, at cost—88,049,059 shares	(296)	(296)
Accumulated other comprehensive loss	(14)	(39)
Accumulated deficit	(2,876)	(2,730)
Total Hexion Inc. shareholder’s deficit	(2,659)	(2,538)
Noncontrolling interest	(1)	(1)
Total deficit	(2,660)	(2,539)
Total liabilities and deficit	$2,156	$2,055
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Net sales	$914	$819	$2,696	$2,680
Cost of sales	797	701	2,312	2,357
Gross profit	117	118	384	323
Selling, general and administrative expense	75	69	227	235
Gain on dispositions	—	—	—	(240)
Asset impairments (see Note 5)	13	—	13	—
Business realignment costs (income)	10	(3)	27	42
Other operating expense, net	1	7	4	6
Operating income	18	45	113	280
Interest expense, net	82	76	247	235
(Gain) loss on extinguishment of debt	—	(3)	3	(47)
Other non-operating (income) expense, net	(3)	2	(4)	1
(Loss) income before income tax and earnings from unconsolidated entities	(61)	(30)	(133)	91
Income tax expense	9	16	16	40
(Loss) income before (losses) earnings from unconsolidated entities	(70)	(46)	(149)	51
(Losses) earnings from unconsolidated entities, net of taxes	—	(1)	3	8
Net (loss) income	$(70)	$(47)	$(146)	$59
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Net (loss) income	$(70)	$(47)	$(146)	$59
Other comprehensive income, net of tax:
Foreign currency translation adjustments	10	7	25	8
Loss recognized from pension and postretirement benefits	—	—	—	(1)
Other comprehensive income	10	7	25	7
Comprehensive (loss) income	$(60)	$(40)	$(121)	$66
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(In millions)	2017	2016
Cash flows used in operating activities
Net (loss) income	$(146)	$59
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	85	101
Non-cash asset impairments and accelerated depreciation	27	127
Deferred tax (benefit) expense	(1)	3
Gain on dispositions	—	(240)
Gain on sale of assets	(1)	—
Amortization of deferred financing fees	12	11
Loss (gain) on extinguishment of debt	3	(47)
Unrealized foreign currency gains	(5)	(40)
Other non-cash adjustments	(4)	3
Net change in assets and liabilities:
Accounts receivable	(89)	(88)
Inventories	(29)	(32)
Accounts payable	(32)	(35)
Income taxes payable	8	26
Other assets, current and non-current	(4)	(27)
Other liabilities, current and long-term	(29)	48
Net cash used in operating activities	(205)	(131)
Cash flows (used in) provided by investing activities
Capital expenditures	(86)	(91)
Capitalized interest	(1)	(1)
Proceeds from dispositions, net	—	281
Cash received on buyer’s note	—	45
Proceeds from sale of assets, net	5	1
Change in restricted cash	1	(11)
Investment in affiliate	—	(1)
Net cash (used in) provided by investing activities	(81)	223
Cash flows provided by (used in) financing activities
Net short-term debt borrowings (repayments)	15	(13)
Borrowings of long-term debt	1,291	461
Repayments of long-term debt	(1,079)	(643)
Long-term debt and credit facility financing fees paid	(25)	—
Net cash provided by (used in) financing activities	202	(195)
Effect of exchange rates on cash and cash equivalents	5	1
Change in cash and cash equivalents	(79)	(102)
Cash and cash equivalents (unrestricted) at beginning of period	179	228
Cash and cash equivalents (unrestricted) at end of period	$100	$126
Supplemental disclosures of cash flow information
Cash paid for:
Interest, net	$205	$210
Income taxes, net	10	20
Non-cash investing activity:
Acceptance of buyer’s note	$—	$75
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENT OF DEFICIT (Unaudited)

(In millions)	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Hexion Inc. Deficit	Noncontrolling Interest	Total
Balance at December 31, 2016	$1	$526	$(296)	$(39)	$(2,730)	$(2,538)	$(1)	$(2,539)
Net loss	—	—	—	—	(146)	(146)	—	(146)
Other comprehensive income	—	—	—	25	—	25	—	25
Balance at September 30, 2017	$1	$526	$(296)	$(14)	$(2,876)	$(2,659)	$(1)	$(2,660)

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In millions, except share data)
1. Background and Basis of Presentation
Based in Columbus, Ohio, Hexion Inc. (“Hexion” or the “Company”) serves global industrial markets through a broad range of thermoset technologies, specialty products and technical support for customers in a diverse range of applications and industries. The Company’s business is organized based on the products offered and the markets served. At September 30, 2017, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins.
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
Subsequent Events—The Company has evaluated events and transactions subsequent to September 30, 2017 through the date of issuance of its unaudited Condensed Consolidated Financial Statements.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Board Update No. 2014-09: Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes the existing revenue recognition guidance and most industry-specific guidance applicable to revenue recognition. According to the new guidance, an entity will apply a principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The effective date for ASU 2014-09 is for annual and interim periods beginning on or after December 15, 2017, and early adoption will be permitted for annual and interim periods beginning on or after December 15, 2016. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in ASU 2014-09. The Company plans to adopt ASU 2014-09 utilizing a modified retrospective approach, which will result in a cumulative adjustment to equity on the adoption date of January 1, 2018. The Company currently anticipates that implementation of this standard will result only in timing differences for certain revenue streams, which are not expected to have a material impact on its financial statements.

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

In November 2016, the FASB issued Accounting Standards Board Update No. 2016-18: Statement of Cash Flows (Topic 230) Restricted Cash (“ASU 2016-18”) as part of the FASB simplification initiative. ASU 2016-18 requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of period total amounts shown on the statement of cash flows. ASU 2016-18 also requires supplemental disclosure regarding the nature of restrictions on a company’s cash and cash equivalents, such as the purpose and terms of the restriction, expected duration of the restriction and the amount of cash subject to restriction. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period, and early adoption is permitted. Based on restricted cash balances at December 31, 2016 and September 30, 2017, beginning and ending cash balances in the Condensed Consolidated Statements of Cash Flows would include $17 and $18, respectively, of restricted cash upon adoption of this standard.
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
In March 2017, the FASB issued Accounting Standards Board Update No. 2017-07: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). ASU 2017-07 requires that an employer report the service cost component of its net periodic pension and postretirement benefit costs (“net benefit cost”) in the same line item or items as other compensation costs arising from services rendered by employees during the period. Additionally, ASU 2017-07 only allows the service cost component of net benefit cost to be eligible for capitalization into inventory. All other components of net benefit cost, which primarily include interest cost, expected return on assets and the annual mark-to-market liability remeasurement, are required to be presented in the income statement separately from the service cost component and outside of income from operations. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period, and early adoption was only permitted in the first quarter of 2017. The Company is currently assessing the potential impact of ASU 2017-07 on its financial statements.
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
In January 2017, the FASB issued Accounting Standards Board Update No. 2017-04: Simplifying the Test for Goodwill Impairment (Topic 350) (“ASU 2017-04”) as part of the FASB simplification initiative. To simplify the subsequent measurement of goodwill, ASU 2017-04 eliminated Step 2 from the goodwill impairment test. Instead, under the amendments in ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount, which is Step 1 of the goodwill impairment test. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The guidance is effective for goodwill impairment tests performed after December 15, 2019 and early adoption is permitted. The Company early adopted ASU 2017-04 during the third quarter 2017. See Note 5 for more information.

3. Restructuring & Business Realignment

2017 Restructuring Activities

In November 2017, the Company initiated new restructuring actions with the intent to optimize its cost structure. The Company expects these restructuring actions to generate approximately $40 of incremental cost savings over the next 12 to 18 months. As of the filing date of this Quarterly Report on Form 10-Q, the total one-time cash costs expected to be incurred for these restructuring activities are estimated between $30 and $40, consisting primarily of workforce reduction costs.

Oilfield

During the third quarter of 2017, the Company indefinitely idled an oilfield manufacturing facility within its Epoxy, Phenolic and Coating Resins segment, and production was ceased at this facility. As a result, the estimated useful lives of certain long-lived assets related to this facility were shortened, and consequently, during the three months ended September 30, 2017, the Company incurred $14 of accelerated depreciation related to these assets, which is included in “Cost of sales” in the unaudited Condensed Consolidated Statements of Operations.

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

The table below summarizes the changes in the liabilities recorded related to contract termination costs and ARO from December 31, 2016 to September 30, 2017, all of which are included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets.

	Contract Termination Costs	Asset Retirement Obligation	Total
Accrued liability at December 31, 2016	$18	$13	$31
Activity (1)	(15)	(13)	(28)
Accrued liability at September 30, 2017	$3	$—	$3
(1)         These amounts include $23 of cash payments during the nine months ended September 30, 2017 and $5 of these amounts are included in “Accounts payable” in the unaudited Condensed Consolidated Balance Sheets as of September 30, 2017.

As a result of the announcement of the Norco facility rationalization, the estimated useful lives of certain long-lived assets related to this facility were shortened, and consequently, during the nine months ended September 30, 2016, the Company incurred $76 of accelerated depreciation related to these assets, which is included in “Cost of sales” in the unaudited Condensed Consolidated Statements of Operations. These assets were fully depreciated in the second quarter of 2016. In addition, at June 30, 2016 the Company recorded a conditional ARO of $30 related to certain contractually obligated future demolition, decontamination and repair costs associated with this facility rationalization. During the nine months ended September 30, 2016, the Company recorded an additional $30 of accelerated depreciation related to this ARO, which is also included in “Cost of sales” in the unaudited Condensed Consolidated Statements of Operations, rendering this item fully depreciated as of June 30, 2016. During the three months ended September 30, 2016, this ARO liability was reduced by $11 as a result of revised cost estimates, primarily due to a reduction in the scope of expected future demolition. This $11 reduction in costs is included in “Business realignment costs (income)” in the unaudited Condensed Consolidated Statements of Operations for both the three and nine months ended September 30, 2016.

Lastly, during the three months and nine months ended September 30, 2017, the Company incurred additional costs of less than $1 and $3, respectively, related to other ongoing site closure expenses related to this facility rationalization, which are included in “Business realignment costs (income)” in the unaudited Condensed Consolidated Statements of Operations. During the nine months ended September 30, 2016, the Company incurred costs of $23 related to the early termination of certain contracts for utilities, site services, raw materials and other items related to this facility rationalization and $13 related to abnormal production overhead, severance and other expenses to the facility closure. All of these costs are included in “Business realignment costs (income)” in the unaudited Condensed Consolidated Statements of Operations.

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
During the three months ended September 30, 2017 and 2016 and during the nine months ended September 30, 2017 and 2016, the Company recognized expense under the Management Consulting Agreement of $1 and $2, respectively. This amount is included in “Other operating expense, net” in the unaudited Condensed Consolidated Statements of Operations.
Transactions with MPM
Shared Services Agreement
On October 1, 2010, the Company entered into a shared services agreement with Momentive Performance Materials Inc. (‘MPM”) (which, from October 1, 2010 through October 24, 2014, was a subsidiary of Hexion Holdings), as amended in October 2014 (the “Shared Services Agreement”). Under this agreement, the Company provides to MPM, and MPM provides to the Company, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, legal and procurement services. The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between the Company and MPM. The Shared Services Agreement was renewed for one year starting October 2017 and is subject to termination by either the Company or MPM, without cause, on not less than 30 days’ written notice, and expires in October 2018 (subject to one-year renewals every year thereafter; absent contrary notice from either party). The Company periodically reviews the scope of services provided under this agreement and has recently begun efforts to reduce the scope of services provided by the Company, in particular with respect to human resources, information technology and accounting and finance.
Pursuant to the Shared Services Agreement, during the nine months ended September 30, 2017 and 2016, the Company incurred approximately $41 and $50, respectively, of net costs for shared services and MPM incurred approximately $31 and $38, respectively, of net costs for shared services. Included in the net costs incurred during the nine months ended September 30, 2017 and 2016, were net billings from the Company to MPM of $21 and $23, respectively, to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to the applicable agreed upon allocation percentage. The Company had accounts receivable from MPM of $2 and $5 as of September 30, 2017 and December 31, 2016, respectively, and no accounts payable to MPM.
Sales and Purchases of Products with MPM
The Company also sells products to, and purchases products from, MPM. During the three months ended September 30, 2017 and 2016, the Company sold less than $1 of products to MPM and purchased $6 and $7, respectively. During the nine months ended September 30, 2017 and 2016, the Company sold less than $1 of products to MPM and purchased $18 and $22, respectively. During the three and nine months ended September 30, 2017 and 2016, the Company earned less than $1 from MPM as compensation for acting as distributor of products. The Company had no accounts receivable from MPM at September 30, 2017 and accounts receivable of less than $1 at December 31, 2016. As of both September 30, 2017 and December 31, 2016, the Company had $2 of accounts payable to MPM.
Purchases and Sales of Products and Services with Apollo Affiliates Other than MPM
The Company sells products to various Apollo affiliates other than MPM. These sales were $1 and less than $1 for the three months ended September 30, 2017 and 2016, respectively, and $3 and $6 for the nine months ended September 30, 2017 and 2016, respectively. Accounts receivable from these affiliates were less than $1 at both September 30, 2017 and December 31, 2016. The Company also purchases raw materials and services from various Apollo affiliates other than MPM. There were no purchases for the three and nine months ended September 30, 2017 and purchases of less than $1 for the three and nine months ended September 30, 2016, respectively. The Company had no accounts payable to these affiliates at September 30, 2017 and accounts payable of less than $1 at December 31, 2016.
Other Transactions and Arrangements
The Company sells products and provides services to, and purchases products from, its joint ventures which are recorded under the equity method of accounting. These sales were $1 and $4 for the three months ended September 30, 2017 and 2016, respectively, and $9 and $38 for the nine months ended September 30, 2017 and 2016, respectively. Accounts receivable from these joint ventures were $5 and $7 at September 30, 2017 and December 31, 2016, respectively. These purchases were $3 and $4 for the three months ended September 30, 2017 and 2016, respectively, and $10 and $14 for the nine months ended September 30, 2017 and 2016, respectively. The Company had accounts payable to these joint ventures of less than $1 and $1 at September 30, 2017 and December 31, 2016, respectively.
The Company had a loan receivable of $6 and royalties receivable of $2 as of both September 30, 2017 and December 31, 2016 from its unconsolidated forest products joint venture in Russia. Note that these royalties receivable are also included in the accounts receivable from joint ventures disclosed above.

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

Recurring Fair Value Measurements
As of September 30, 2017, the Company had derivative liabilities related to electricity, natural gas and foreign exchange contracts of less than $1, which were measured using level 2 inputs, and consisted of derivative instruments transacted primarily in over-the-counter markets. There were no transfers between Level 1, Level 2 or Level 3 measurements during the nine months ended September 30, 2017 or 2016.
The Company calculates the fair value of its Level 2 derivative liabilities using standard pricing models with market-based inputs, adjusted for nonperformance risk. When its financial instruments are in a liability position, the Company evaluates its credit risk as a component of fair value. At both September 30, 2017 and December 31, 2016, no adjustment was made by the Company to reduce its derivative position for nonperformance risk.
When its financial instruments are in an asset position, the Company is exposed to credit loss in the event of nonperformance by other parties to these contracts and evaluates their credit risk as a component of fair value.
Non-recurring Fair Value Measurements
Goodwill
In 2017, the Company lowered its forecast of estimated earnings and cash flows for its oilfield business from those previously projected, and indefinitely idled a manufacturing facility within its oilfield business. This was due to the slower than previously assumed recovery in the oil and gas market. As of September 30, 2017, the estimated fair value of the Company’s oilfield reporting unit was less than the carrying value of the net assets of the reporting unit. In estimating the fair value of the oilfield reporting unit, the Company relied solely on a discounted cash flow model income approach. This was due to the Company’s belief that the reporting unit’s EBITDA, a key input under the market approach, was not representative and consistent with the reporting unit’s historical performance and long-term outlook and, therefore, was not consistent with assumptions that a market participant would use in determining the fair value of the reporting unit. To measure the amount of the goodwill impairment, the Company allocated the estimated fair value of the reporting unit to the reporting unit’s assets and liabilities. As a result of this allocation, the Company estimated that the implied fair value of the oilfield reporting unit’s goodwill was $0. As such, the entire oilfield reporting unit’s goodwill balance of $13 was impaired during the third quarter of 2017, and the Company recognized a goodwill impairment charge of $13 in its Epoxy, Phenolic and Coating Resins segment, which is included in “Asset impairments” in the unaudited Condensed Consolidated Statements of Operations. Significant unobservable inputs in the discounted cash flow analysis included projected long-term future cash flows, projected growth rates and discount rates associated with this reporting unit. Future projected long-term cash flows and growth rates were derived from models based upon forecasts prepared by the Company’s management. These projected cash flows were discounted using a rate of 13.5%.
Non-derivative Financial Instruments
The following table summarizes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
September 30, 2017
Debt	$3,777	$—	$3,205	$31	$3,236
December 31, 2016
Debt	$3,542	$—	$3,134	$9	$3,143
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

6. Debt Obligations
Debt outstanding at September 30, 2017 and December 31, 2016 is as follows:

	September 30, 2017		December 31, 2016
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
ABL Facility	$124	$—	$—	$—
Senior Secured Notes:
6.625% First-Priority Senior Secured Notes due 2020 (includes $2 and $3 of unamortized debt premium at September 30, 2017 and December 31, 2016, respectively)	1,552	—	1,553	—
10.00% First-Priority Senior Secured Notes due 2020	315	—	315	—
10.375% First-Priority Senior Secured Notes due 2022	560	—	—	—
8.875% Senior Secured Notes due 2018 (includes $1 of unamortized debt discount at December 31, 2016)	—	—	706	—
13.75% Senior Secured Notes due 2022	225	—	—	—
9.00% Second-Priority Senior Secured Notes due 2020	574	—	574	—
Debentures:
9.2% debentures due 2021	74	—	74	—
7.875% debentures due 2023	189	—	189	—
Other Borrowings:
Australia Facility due 2017	—	55	—	51
Brazilian bank loans	11	29	14	26
Lease obligations	27	4	7	2
Other	5	33	3	28
Unamortized debt issuance costs	(44)	—	(38)	—
Total	$3,612	$121	$3,397	$107
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

Environmental Institution of Paraná IAP—On August 10, 2005, the Environmental Institute of Paraná (IAP), an environmental agency in the State of Paraná, provided Hexion Quimica Industria, the Company’s Brazilian subsidiary, with notice of an environmental assessment in the amount of 12 Brazilian reals. The assessment related to alleged environmental damages to the Paranagua Bay caused in November 2004 from an explosion on a shipping vessel carrying methanol purchased by the Company. The investigations performed by the public authorities have not identified any actions of the Company that contributed to or caused the accident. The Company responded to the assessment by filing a request to have it cancelled and by obtaining an injunction precluding execution of the assessment pending adjudication of the issue. In November 2010, the Court denied the Company’s request to cancel the assessment and lifted the injunction that had been issued. The Company responded to the ruling by filing an appeal in the State of Paraná Court of Appeals. In March 2012, the Company was informed that the Court of Appeals had denied the Company’s appeal, and on June 4, 2012 the Company filed appeals to the Superior Court of Justice and the Supreme Court of Brazil. In September 2016, the Superior Court of Justice decided that strict liability does not apply to administrative fines issued by environmental agencies and reversed the decision of the State of Paraná Court of Appeals. The Superior Court of Justice remanded the case back to the Court of Appeals to determine if the IAP met its burden of proving negligence by the Company. In September 2017, the State of Paraná Court of Appeals decided that IAP did not prove that the Company was negligent and granted the Company’s request to annul the environmental assessment. IAP filed a motion for clarification regarding the Court of Appeals’ analysis of the case and the Company filed a motion for clarification regarding attorney fees.  After the pending motions are resolved, IAP will have 15 business days to file an appeal with the Superior Court of Justice. The Company does not believe that a loss is probable. At September 30, 2017, the amount of the assessment, including tax, penalties, monetary correction and interest, is 55 Brazilian reals, or approximately $17.
The following table summarizes all probable environmental remediation, indemnification and restoration liabilities, including related legal expenses, at September 30, 2017 and December 31, 2016:

	Liability		Range of Reasonably Possible Costs at September 30, 2017
Site Description	September 30, 2017	December 31, 2016	Low	High
Geismar, LA	$14	$14	$9	$22
Superfund and offsite landfills – allocated share:
Less than 1%	2	2	1	4
Equal to or greater than 1%	7	6	5	14
Currently-owned	4	4	3	9
Formerly-owned:
Remediation	27	30	25	42
Monitoring only	—	1	—	1
Total	$54	$57	$43	$92
These amounts include estimates for unasserted claims that the Company believes are probable of loss and reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of a range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. At September 30, 2017 and December 31, 2016, $14 and $13, respectively, have been included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets, with the remaining amount included in “Other long-term liabilities.”
Following is a discussion of the Company’s environmental liabilities and the related assumptions at September 30, 2017:
Geismar, LA Site—The Company formerly owned a basic chemicals and polyvinyl chloride business that was taken public as Borden Chemicals and Plastics Operating Limited Partnership (“BCPOLP”) in 1987. The Company retained a 1% interest, the general partner interest and the liability for certain environmental matters after BCPOLP’s formation. Under a Settlement Agreement approved by the United States Bankruptcy Court for the District of Delaware among the Company, BCPOLP, the United States Environmental Protection Agency and the Louisiana Department of Environmental Quality, the Company agreed to perform certain tasks related to BCPOLP’s obligations for soil and groundwater contamination at BCPOLP’s Geismar, Louisiana site. The Company bears the sole responsibility for these obligations because there are no other potentially responsible parties (“PRP”) or third parties from whom the Company could seek reimbursement.
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
Non-Environmental Legal Matters
The Company is involved in various legal proceedings in the ordinary course of business and had reserves of $4 and $2 at September 30, 2017 and December 31, 2016, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable. At September 30, 2017 and December 31, 2016, $3 and $1, respectively, has been included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets, with the remaining amount included in “Other long-term liabilities.”
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

8. Pension and Postretirement Benefit Plans
Following are the components of net pension and postretirement (benefit) expense recognized by the Company for the three and nine months ended September 30, 2017 and 2016:

	Pension Benefits				Non-Pension Postretirement Benefits
	Three Months Ended September 30,				Three Months Ended September 30,
	2017		2016		2017		2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1	$4	$1	$4	$—	$—	$—	$—
Interest cost on projected benefit obligation	2	3	2	3	—	—	—	—
Expected return on assets	(3)	(3)	(4)	(3)	—	—	—	—
Net expense (benefit)	$—	$4	$(1)	$4	$—	$—	$—	$—

	Pension Benefits				Non-Pension Postretirement Benefits
	Nine Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$2	$12	$3	$11	$—	$—	$—	$—
Interest cost on projected benefit obligation	6	7	6	8	—	1	—	1
Expected return on assets	(10)	(8)	(11)	(8)	—	—	—	—
Amortization of prior service benefit	—	—	—	—	—	—	(1)	—
Net (benefit) expense	$(2)	$11	$(2)	$11	$—	$1	$(1)	$1
9. Segment Information
The Company’s business segments are based on the products that the Company offers and the markets that it serves. At September 30, 2017, the Company had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins. A summary of the major products of the Company’s reportable segments follows:

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
Net Sales (1):

	Three Months Ended September 30,		Nine Months Ended September 30.
	2017	2016	2017	2016
Epoxy, Phenolic and Coating Resins	$528	$476	$1,537	$1,664
Forest Products Resins	386	343	1,159	1,016
Total	$914	$819	$2,696	$2,680
(1)     Intersegment sales are not significant and, as such, are eliminated within the selling segment.

Reconciliation of Net (Loss) Income to Segment EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Reconciliation:
Net (loss) income	$(70)	$(47)	$(146)	$59
Income tax expense	9	16	16	40
Interest expense, net	82	76	247	235
Depreciation and amortization	29	30	85	101
Accelerated depreciation	14	21	14	127
EBITDA	$64	$96	$216	$562
Items not included in Segment EBITDA:
Asset impairments	$13	$—	$13	$—
Business realignment costs (income)	10	(3)	27	42
Gain on dispositions	—	—	—	(240)
Realized and unrealized foreign currency (gains) losses	(5)	6	(7)	(3)
(Gain) loss on extinguishment of debt	—	(3)	3	(47)
Other	14	16	39	50
Total adjustments	32	16	75	(198)
Segment EBITDA	$96	$112	$291	$364

Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$45	$64	$143	$230
Forest Products Resins	66	65	195	184
Corporate and Other	(15)	(17)	(47)	(50)
Total	$96	$112	$291	$364
Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses. For the three and nine months ended September 30, 2017 and 2016, these items primarily include expenses from retention programs and certain professional fees related to strategic projects. Business realignment costs for the three and nine months ended September 30, 2017 primarily include costs related to certain in-process facility rationalizations and cost reduction programs. Business realignment costs for the three and nine months ended September 30, 2016 primarily include costs related to the planned facility rationalizations within the Epoxy, Phenolic and Coating Resins segment and costs related to certain in-process cost reduction programs.

10. Changes in Accumulated Other Comprehensive Loss
Following is a summary of changes in “Accumulated other comprehensive loss” for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$3	$(27)	$(24)	$3	$(18)	$(15)
Other comprehensive income before reclassifications, net of tax	—	10	10	—	7	7
Ending balance	$3	$(17)	$(14)	$3	$(11)	$(8)

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$3	$(42)	$(39)	$4	$(19)	$(15)
Other comprehensive income (loss) before reclassifications, net of tax	—	25	25	(1)	8	7
Ending balance	$3	$(17)	$(14)	$3	$(11)	$(8)

11. Income Taxes

The effective tax rate was (15)% and (53)% for the three months ended September 30, 2017 and 2016, respectively. The effective tax rate was (12)% and 44% for the nine months ended September 30, 2017 and 2016, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and losses among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating gains and losses generated in jurisdictions where no tax expense or benefit was recognized due to the maintenance of a full valuation allowance.

For the three and nine months ended September 30, 2017 and 2016, income tax expense relates primarily to income from certain foreign operations. In 2017, losses in the United States and certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to the maintenance of a full valuation allowance. In 2016, the income tax expense related to the gain on dispositions was substantially reduced by net operating loss utilization which was offset by a decrease to the respective valuation allowances.
12. Guarantor/Non-Guarantor Subsidiary Financial Information
The Company’s 6.625% First-Priority Senior Secured Notes due 2020, 10.00% First-Priority Senior Secured Notes due 2020, 10.375% First-Priority Senior Secured Notes due 2022, 13.75% Senior Secured Notes due 2022 and 9.00% Second-Priority Senior Secured Notes due 2020 are guaranteed by certain of its U.S. subsidiaries.
The following information contains the condensed consolidating financial information for Hexion Inc. (the parent), the combined subsidiary guarantors (Hexion Investments Inc.; Lawter International, Inc.; HSC Capital Corporation (dissolved in April 2017); Hexion International Inc.; Hexion CI Holding Company (China) LLC; NL COOP Holdings LLC and Oilfield Technology Group, Inc. (dissolved in September 2017)) and the combined non-guarantor subsidiaries, which includes all of the Company’s foreign subsidiaries.
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

HEXION INC.
SEPTEMBER 30, 2017
CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0 and $18, respectively)	$6	$—	$112	$—	$118
Accounts receivable, net	131	2	367	—	500
Intercompany accounts receivable	104	—	22	(126)	—
Intercompany loans receivable - current portion	9	—	—	(9)	—
Inventories:
Finished and in-process goods	87	—	153	—	240
Raw materials and supplies	35	—	57	—	92
Other current assets	16	—	33	—	49
Total current assets	388	2	744	(135)	999
Investment in unconsolidated entities	146	13	20	(159)	20
Deferred income taxes	1	—	11	—	12
Other assets, net	16	6	27	—	49
Intercompany loans receivable	1,110	—	208	(1,318)	—
Property and equipment, net	416	—	502	—	918
Goodwill	52	—	61	—	113
Other intangible assets, net	35	—	10	—	45
Total assets	$2,164	$21	$1,583	$(1,612)	$2,156
Liabilities and Deficit
Current liabilities:
Accounts payable	$109	$—	$238	$—	$347
Intercompany accounts payable	22	—	104	(126)	—
Debt payable within one year	10	—	111	—	121
Intercompany loans payable within one year	—	—	9	(9)	—
Interest payable	99	—	2	—	101
Income taxes payable	8	—	5	—	13
Accrued payroll and incentive compensation	10	—	37	—	47
Other current liabilities	69	—	57	—	126
Total current liabilities	327	—	563	(135)	755
Long-term liabilities:
Long-term debt	3,528	—	84	—	3,612
Intercompany loans payable	208	—	1,110	(1,318)	—
Accumulated losses of unconsolidated subsidiaries in excess of investment	614	159	—	(773)	—
Long-term pension and post employment benefit obligations	39	—	224	—	263
Deferred income taxes	2	—	11	—	13
Other long-term liabilities	105	—	68	—	173
Total liabilities	4,823	159	2,060	(2,226)	4,816
Total Hexion Inc. shareholder’s deficit	(2,659)	(138)	(476)	614	(2,659)
Noncontrolling interest	—	—	(1)	—	(1)
Total deficit	(2,659)	(138)	(477)	614	(2,660)
Total liabilities and deficit	$2,164	$21	$1,583	$(1,612)	$2,156

HEXION INC.
DECEMBER 31, 2016
CONDENSED CONSOLIDATING BALANCE SHEET

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0 and $17, respectively)	$28	$—	$168	$—	$196
Accounts receivable, net	119	1	270	—	390
Intercompany accounts receivable	106	—	60	(166)	—
Intercompany loans receivable - current portion	—	—	175	(175)	—
Inventories:
Finished and in-process goods	82	—	117	—	199
Raw materials and supplies	31	—	57	—	88
Other current assets	26	—	19	—	45
Total current assets	392	1	866	(341)	918
Investment in unconsolidated entities	93	13	18	(106)	18
Deferred income taxes	—	—	10	—	10
Other long-term assets	17	6	20	—	43
Intercompany loans receivable	1,050	—	180	(1,230)	—
Property and equipment, net	448	—	445	—	893
Goodwill	65	—	56	—	121
Other intangible assets, net	41	—	11	—	52
Total assets	$2,106	$20	$1,606	$(1,677)	$2,055
Liabilities and Deficit
Current liabilities:
Accounts payable	$142	$—	$226	$—	$368
Intercompany accounts payable	60	—	106	(166)	—
Debt payable within one year	6	—	101	—	107
Intercompany loans payable within one year	175	—	—	(175)	—
Interest payable	69	—	1	—	70
Income taxes payable	6	—	7	—	13
Accrued payroll and incentive compensation	28	—	27	—	55
Other current liabilities	110	—	49	—	159
Total current liabilities	596	—	517	(341)	772
Long term liabilities:
Long-term debt	3,378	—	19	—	3,397
Intercompany loans payable	180	—	1,050	(1,230)	—
Accumulated losses of unconsolidated subsidiaries in excess of investment	339	106	—	(445)	—
Long-term pension and post employment benefit obligations	42	—	204	—	246
Deferred income taxes	4	—	9	—	13
Other long-term liabilities	105	—	61	—	166
Total liabilities	4,644	106	1,860	(2,016)	4,594
Total Hexion Inc. shareholder’s deficit	(2,538)	(86)	(253)	339	(2,538)
Noncontrolling interest	—	—	(1)	—	(1)
Total deficit	(2,538)	(86)	(254)	339	(2,539)
Total liabilities and deficit	$2,106	$20	$1,606	$(1,677)	$2,055

HEXION INC.
THREE MONTHS ENDED SEPTEMBER 30, 2017
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$400	$—	$558	$(44)	$914
Cost of sales	360	—	481	(44)	797
Gross profit	40	—	77	—	117
Selling, general and administrative expense	28	—	47	—	75
Asset impairments	13	—	—	—	13
Business realignment costs	6	—	4	—	10
Other operating expense (income), net	3	—	(2)	—	1
Operating (loss) income	(10)	—	28	—	18
Interest expense, net	78	—	4	—	82
Intercompany interest (income) expense, net	(20)	—	20	—	—
Other non-operating (income) expense, net	(24)	—	21	—	(3)
Loss before tax and (losses) earnings from unconsolidated entities	(44)	—	(17)	—	(61)
Income tax expense	3	—	6	—	9
Loss before (losses) earnings from unconsolidated entities	(47)	—	(23)	—	(70)
(Losses) earnings from unconsolidated entities, net of taxes	(23)	(18)	1	40	—
Net loss	$(70)	$(18)	$(22)	$40	$(70)
Comprehensive loss	$(60)	$(18)	$(22)	$40	$(60)

HEXION INC.
THREE MONTHS ENDED SEPTEMBER 30, 2016
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$356	$—	$507	$(44)	$819
Cost of sales	325	—	420	(44)	701
Gross profit	31	—	87	—	118
Selling, general and administrative expense	30	—	39	—	69
Business realignment (income) costs	(7)	—	4	—	(3)
Other operating expense (income), net	10	6	(9)	—	7
Operating (loss) income	(2)	(6)	53	—	45
Interest expense, net	74	—	2	—	76
Intercompany interest (income) expense, net	(18)	—	18	—	—
Gain on extinguishment of debt	(3)	—	—	—	(3)
Other non-operating (income) expense, net	(5)	—	7	—	2
(Loss) income before income tax and earnings (losses) from unconsolidated entities	(50)	(6)	26	—	(30)
Income tax expense	9	—	7	—	16
(Loss) income before earnings (losses) from unconsolidated entities	(59)	(6)	19	—	(46)
Earnings (losses) from unconsolidated entities, net of taxes	12	(1)	—	(12)	(1)
Net (loss) income	$(47)	$(7)	$19	$(12)	$(47)
Comprehensive (loss) income	$(40)	$(7)	$26	$(19)	$(40)

HEXION INC.
NINE MONTHS ENDED SEPTEMBER 30, 2017
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,195	$—	$1,651	$(150)	$2,696
Cost of sales	1,037	—	1,425	(150)	2,312
Gross profit	158	—	226	—	384
Selling, general and administrative expense	91	—	136	—	227
Asset impairments	13	—	—	—	13
Business realignment costs	16	—	11	—	27
Other operating expense, net	—	—	4	—	4
Operating income	38	—	75	—	113
Interest expense, net	236	—	11	—	247
Intercompany interest (income) expense, net	(55)	—	55	—	—
Loss on extinguishment of debt	3	—	—	—	3
Other non-operating (income) expense, net	(78)	—	74	—	(4)
Loss before tax and (losses) earnings from unconsolidated entities	(68)	—	(65)	—	(133)
Income tax (benefit) expense	(1)	—	17	—	16
Loss before (losses) earnings from unconsolidated entities	(67)	—	(82)	—	(149)
(Losses) earnings from unconsolidated entities, net of taxes	(79)	(52)	3	131	3
Net loss	$(146)	$(52)	$(79)	$131	$(146)
Comprehensive loss	$(121)	$(52)	$(71)	$123	$(121)

HEXION INC.
NINE MONTHS ENDED SEPTEMBER 30, 2016
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,119	$—	$1,701	$(140)	$2,680
Cost of sales	1,080	—	1,417	(140)	2,357
Gross profit	39	—	284	—	323
Selling, general and administrative expense	109	—	126	—	235
Gain on dispositions	(188)	—	(52)	—	(240)
Business realignment costs	31	—	11	—	42
Other operating expense (income), net	14	6	(14)	—	6
Operating income (loss)	73	(6)	213	—	280
Interest expense, net	227	—	8	—	235
Intercompany interest (income) expense, net	(55)	—	55	—	—
Gain on extinguishment of debt	(47)	—	—	—	(47)
Other non-operating (income) expense, net	(16)	—	17	—	1
(Loss) income before income tax and earnings from unconsolidated entities	(36)	(6)	133	—	91
Income tax expense	5	—	35	—	40
(Loss) income before earnings from unconsolidated entities	(41)	(6)	98	—	51
Earnings from unconsolidated entities, net of taxes	100	45	2	(139)	8
Net income	$59	$39	$100	$(139)	$59
Comprehensive income	$66	$39	$100	$(139)	$66

HEXION INC.
NINE MONTHS ENDED SEPTEMBER 30, 2017
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Hexion Inc.		Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(245)		$—	$41		$(1)	$(205)
Cash flows provided by (used in) investing activities
Capital expenditures	(33)		—	(53)		—	(86)
Capitalized interest	—		—	(1)		—	(1)
Proceeds from sale of assets, net	5		—	—		—	5
Change in restricted cash	—		—	1		—	1
Return of capital from subsidiary from sales of accounts receivable	117	(a)	—	—		(117)	—
	89		—	(53)		(117)	(81)
Cash flows provided by (used in) financing activities
Net short-term debt borrowings	4		—	11		—	15
Borrowings of long-term debt	1,007		—	284		—	1,291
Repayments of long-term debt	(850)		—	(229)		—	(1,079)
Net intercompany loan borrowings (repayments)	(7)		—	7		—	—
Long-term debt and credit facility financing fees paid	(20)		—	(5)		—	(25)
Common stock dividends paid	—		—	(1)		1	—
Return of capital to parent from sales of accounts receivable	—		—	(117)	(a)	117	—
	134		—	(50)		118	202
Effect of exchange rates on cash and cash equivalents	—		—	5		—	5
Change in cash and cash equivalents	(22)		—	(57)		—	(79)
Cash and cash equivalents (unrestricted) at beginning of period	28		—	151		—	179
Cash and cash equivalents (unrestricted) at end of period	$6		$—	$94		$—	$100

(a)
During the nine months ended September 30, 2017, Hexion Inc. contributed receivables of $117 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the nine months ended September 30, 2017, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Hexion Inc. by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined non-guarantor subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and Hexion Inc., respectively.

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
Within the following discussion, unless otherwise stated, “the third quarter of 2017” refers to the three months ended September 30, 2017 , “the third quarter of 2016” refers to the three months ended September 30, 2016, “the first nine months of 2017” refers to the nine months ended September 30, 2017 and “the first nine months of 2016” refers to the nine months ended September 30, 2016.
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
Reportable Segments
Our business segments are based on the products that we offer and the markets that we serve. At September 30, 2017, we had two reportable segments: Epoxy, Phenolic and Coating Resins and Forest Products Resins. A summary of the major products of our reportable segments follows:

•
Epoxy, Phenolic and Coating Resins: epoxy specialty resins, phenolic encapsulated substrates, versatic acids and derivatives, basic epoxy resins and intermediates, phenolic specialty resins and molding compounds, polyester resins, acrylic resins and vinylic resins

•	Forest Products Resins: forest products resins and formaldehyde applications

2017 Overview
Following are highlights from our results of operations for the nine months ended September 30, 2017 and 2016:

	2017	2016	$ Change	% Change
Statements of Operations:
Net sales	$2,696	$2,680	$16	1%
Gross profit	384	323	61	19%
Operating income	113	280	(167)	(60)%
(Loss) income before income tax	(133)	91	(224)	246%
Net (loss) income	(146)	59	(205)	347%
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$143	$230	$(87)	(38)%
Forest Products Resins	195	184	11	6%
Corporate and Other	(47)	(50)	3	6%
Total	$291	$364	$(73)	(20)%

•
Net Sales—Net sales in the first nine months of 2017 were $2.7 billion, an increase of 1% compared with the first nine months of 2016. Excluding $185 of net sales in the first nine months of 2016 from our divested Performance Adhesives, Powder Coatings, Additives & Acrylic Coatings and Monomers businesses (“PAC Business”), net sales increased by 8%. These increases were driven by pricing, which positively impacted sales by $127 due largely to raw material price increases passed through to customers across many of our businesses, partially offset by competitive pricing pressures in our epoxy specialty business. Overall, volumes positively impacted net sales by $73 driven by strong market demand in our North American formaldehyde business, as well as the additional capacity from our new formaldehyde plants. Additionally, volumes increased in our North American forest products resins business due to modest growth in the U.S. housing market and in our base epoxy resins business as it continues to recover from cyclical trough conditions. These increases were partially offset by volume decreases in our epoxy specialty business driven by an ongoing destocking of wind blades in China. The impact of foreign exchange translation positively impacted net sales by $1 as the strengthening of the Brazilian real against the U.S. dollar was largely offset by the strengthening of the U.S. dollar against the euro and Chinese yuan in the first nine months of 2017 compared to the first nine months of 2016.

•
Net Loss—Net loss in the first nine months of 2017 was $146, a decrease of $205 as compared with net income of $59 in the first nine months of 2016. This decrease was primarily driven by the absence of gains on the disposition of our PAC Business and HA-International, LLC (“HAI”) joint venture interest of $240 and gains on debt buybacks of $47 that positively impacted the first nine months of 2016. These decreases to net loss were partially offset by increased gross margin and decreased business realignment costs. Higher gross margin is primarily driven by a reduction in accelerated depreciation of $113 related to our Norco, LA facility closure that occurred in 2016, partially offset by the absence of gross margin from our divested PAC Business in 2017 results. Lower business realignment costs are largely attributable to approximately $23 of costs in the first nine months of 2016 related to the Norco, LA facility closure that did not recur in 2017.

•
Segment EBITDA—For the first nine months of 2017, Segment EBITDA was $291, a decrease of 20% compared with $364 in the first nine months of 2016. Excluding Segment EBITDA of $30 in the first nine months of 2016 from our divested PAC Business and HAI joint venture, Segment EBITDA decreased by 13%. This decrease was primarily driven by volume decreases and margin compression in our specialty epoxy business discussed above, $13 of insurance recoveries received in the first nine months of 2016 in our versatic acids business that did not recur in 2017 and $6 of negative impact related to the hurricanes that occurred in the U.S. during the third quarter of 2017. These decreases were partially offset by volume increases in our North American formaldehyde business discussed above, as well as continued cost efficiencies associated with our new North American formaldehyde plants. Additionally, year over year improvements in our oilfield and base epoxy resins businesses positively impacted Segment EBITDA, as both of these businesses continue to recover from cyclical trough conditions.

•
Restructuring and Cost Reduction Programs—In November 2017, we initiated new cost reduction programs that will be finalized in the first half of 2018.  We expect these programs to generate approximately $40 of annual savings once fully implemented.  During the first nine months of 2017, we have achieved $20 in cost savings related to our ongoing productivity and cost reduction programs. With the addition of the new programs discussed above, we have a total of approximately $54 of in-process cost savings, which we expect to achieve in the next 12 to 18 months.

•
Growth Initiatives—Our new North American formaldehyde plants, the last of which was completed in the first quarter of 2016, have provided us with additional capacity to support expected long-term growth in this business and has helped drive improved results in 2017. In addition, we continue to focus on new product development and have taken steps to improve our analytical and product development services for our global grid, such as the recently completed expansion of our technology center in Edmonton. Further, we continue to invest in new coatings technologies and capacity in response to recent volatile organic compounds regulation in China.

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

Short-term Outlook
We expect strong market demand combined with the incremental capacity created by our new formaldehyde plants in North America to continue to drive volume increases in our North American formaldehyde business for the remainder of 2017 and into 2018. Additionally, we continue to expect improved demand in our North American forest products resins business due to ongoing modest growth in U.S. housing starts.
We expect demand in our epoxy specialty business to remain below historical levels during the remainder of 2017 due to softness in the China wind energy market, although demand is expected to improve in the first half of 2018. We also expect this business to benefit from significant improvements in market demand for waterborne coatings over the next few years, primarily in China. Additionally, we expect our phenolic resins business to benefit from cost reductions associated with our ongoing grid optimization efforts in Germany. Further, we anticipate volumes in our versatic acid and derivatives business to continue to improve due to ongoing volume recovery and favorable market conditions. We also expect modest year over year improvement in our oilfield business through 2017 and into 2018 due to increased drilling activity. Lastly, we expect our base epoxy business to continue to improve in the remainder of 2017 and into 2018 due to our restructuring initiatives and favorable market conditions.
We expect raw material prices to stabilize through the remainder of 2017 and into 2018, following large increases in the first nine months of 2017.
Matters Impacting Comparability of Results
Dispositions of PAC Business and HAI Joint Venture Interest
During the second quarter of 2016, we completed the sales of both our PAC Business and our 50% interest in the HAI joint venture. As a result, when comparing 2017 to 2016, our results in the first nine months of 2017 exclude these divested businesses, while our results in the first nine months of 2016 include net sales of $185 and Segment EBITDA of $30 related to these divested businesses. Additionally, in the first nine months of 2016 we recorded a gain of $240 on the disposition of these businesses.
Raw Material Prices
Raw materials comprise approximately 70% of our cost of sales. The three largest raw materials used in our production processes are phenol, methanol and urea. These materials represent about half of our total raw material costs. Fluctuations in energy costs, such as volatility in the price of crude oil and related petrochemical products, as well as the cost of natural gas have historically caused volatility in our raw material and utility costs. The average price of phenol, methanol, and urea increased by approximately 16%, 56%, and 2% respectively, in the first nine months of 2017 compared to the first nine months of 2016. The impact of passing through raw material price changes to customers can result in significant variances in sales comparisons from year to year.
Other Comprehensive Income
Our other comprehensive income is significantly impacted by foreign currency translation and, to a lesser extent, impacted by defined benefit pension and postretirement benefit adjustments. The impact of foreign currency translation is driven by the translation of assets and liabilities of our foreign subsidiaries which are denominated in functional currencies other than the U.S. dollar. The primary assets and liabilities driving the adjustments are cash and cash equivalents; accounts receivable; inventory; property, plant and equipment; accounts payable; pension and other postretirement benefit obligations and certain intercompany loans payable and receivable. The primary currencies in which these assets and liabilities are denominated are the euro, Brazilian real, Canadian dollar, Chinese yuan and Australian dollar. The impact of defined benefit pension and postretirement benefit adjustments is primarily driven by unrecognized prior service cost related to our defined benefit and other postretirement benefit plans, as well as the subsequent amortization of these amounts from accumulated other comprehensive income in periods following the initial recording of such items.

Results of Operations
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2017		2016
	$	% of Net Sales	$	% of Net Sales
Net sales	$914	100%	$819	100%
Cost of sales	783	86%	680	83%
Accelerated depreciation	14	2%	21	3%
Gross profit	117	12%	118	14%
Selling, general and administrative expense	75	8%	69	8%
Asset impairments	13	1%	—	—%
Business realignment costs (income)	10	1%	(3)	—%
Other operating expense, net	1	—%	7	1%
Operating income	18	2%	45	5%
Interest expense, net	82	9%	76	9%
Gain on extinguishment of debt	—	—%	(3)	—%
Other non-operating (income) expense, net	(3)	—%	2	—%
Total non-operating expense	79	9%	75	9%
Loss before income tax and earnings from unconsolidated entities	(61)	(7)%	(30)	(4)%
Income tax expense	9	1%	16	2%
Loss before earnings from unconsolidated entities	(70)	(8)%	(46)	(6)%
Losses from unconsolidated entities, net of taxes	—	—%	(1)	—%
Net loss	$(70)	(8)%	$(47)	(6)%
Other comprehensive income	$10		$7
Three Months Ended September 30, 2017 vs. Three Months Ended September 30, 2016
Net Sales
In the third quarter of 2017, net sales increased by $95, or 12%, compared to the third quarter of 2016. Volume increases had a positive impact on net sales of $43, which was primarily due to year over year volume growth in our base epoxy resins, oilfield businesses, as well as continued strong market demand in our North American formaldehyde and forest products resins businesses. Pricing positively impacted sales by $37 due largely to raw material price increases passed through to customers across many of our businesses, partially offset by competitive pressures in our epoxy specialty and oilfield businesses. Foreign currency translation positively impacted net sales by $15 due to an overall strengthening of various foreign currencies against the U.S. dollar in the third quarter of 2017 compared to the third quarter of 2016.
Gross Profit
In the third quarter of 2017, gross profit decreased by $1 compared to the third quarter of 2016. Gross profit as a percentage of net sales decreased by 2% primarily due to margin compression driven by the competitive pricing pressures discussed above, as well as unfavorable raw material price inflation during the third quarter of 2017. This impact was partially offset by a decrease in accelerated depreciation in the third quarter of 2017 as compared to the third quarter of 2016.
Operating Income
In the third quarter of 2017, operating income decreased by $27 compared to the third quarter of 2016, driven primarily by an increases in business realignment costs of $13, asset impairments of $13, selling, general and administrative expense of $6 and the decrease in gross profit of $1 discussed above. The increase in business realignment costs is largely attributable to a one-time reduction in the asset retirement obligation (“ARO”) liability of $11 that occurred in the third quarter of 2016 related to the Norco plant closure. In the third quarter of 2017, a goodwill impairment of $13 was recognized as a result of the estimated fair value of our oilfield reporting unit being less than the carrying value of its net assets. The increase in selling, general and administrative expense was due primarily to $4 of insurance recoveries in the third quarter of 2016 related to the supplier disruption in our European versatic acids business. These overall decreases to operating income were partially offset by a decrease in other operating expense of $6 driven by a decrease in realized and unrealized foreign currency transaction losses.
Non-Operating Expense
In the third quarter of 2017, total non-operating expense increased by $4 compared to the third quarter of 2016. This was primarily due to an increase in interest expense of $6 driven by higher average debt levels and lower gains on debt extinguishment of $3 due to gains on debt buybacks in the third quarter of 2016 that did not recur in 2017, partially offset by an increase of $5 in other non-operating income due to increased realized and unrealized foreign currency transaction gains.

Income Tax Expense

The effective tax rate was (15)% and (53)% for the third quarter of 2017 and 2016, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and losses among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating gains and losses generated in jurisdictions where no tax expense or benefit was recognized due to the maintenance of a full valuation allowance.

For the third quarter of 2017 and 2016, income tax expense relates primarily to income from certain foreign operations. In 2017, losses in the United States and certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to the maintenance of a full valuation allowance. In 2016, the income tax expense related to the gain on dispositions was substantially reduced by net operating loss utilization which was offset by a decrease to the respective valuation allowances.
Other Comprehensive Income
For the third quarter of 2017, foreign currency translation positively impacted other comprehensive income by $10, primarily due to an overall strengthening of various foreign currencies against the U.S. dollar in the third quarter of 2017.
For the third quarter of 2016, other comprehensive income of $7 relates to the positive impact of foreign currency, primarily due to the strengthening of the euro against the U.S. dollar.

	Nine Months Ended September 30,
	2017		2016
	$	% of Net Sales	$	% of Net Sales
Net sales	$2,696	100%	$2,680	100%
Cost of sales	2,298	85%	2,230	83%
Accelerated depreciation	14	1%	127	5%
Gross profit	384	14%	323	12%
Selling, general and administrative expense	227	8%	235	9%
Gain on dispositions	—	—%	(240)	(9)%
Asset impairments	13	—%	—	—%
Business realignment costs	27	1%	42	2%
Other operating expense, net	4	—%	6	—%
Operating income	113	5%	280	10%
Interest expense, net	247	9%	235	9%
Loss (gain) on extinguishment of debt	3	—%	(47)	(2)%
Other non-operating (income) expense, net	(4)	—%	1	—%
Total non-operating expense	246	9%	189	7%
(Loss) income before income tax and earnings from unconsolidated entities	(133)	(4)%	91	3%
Income tax expense	16	1%	40	1%
(Loss) income before earnings from unconsolidated entities	(149)	(5)%	51	2%
Earnings from unconsolidated entities, net of taxes	3	—%	8	—%
Net (loss) income	$(146)	(5)%	$59	2%
Other comprehensive income	$25		$7
Nine Months Ended September 30, 2017 vs. Nine Months Ended September 30, 2016
Net Sales
In the first nine months of 2017, net sales increased by $16, or 1%, compared to the first nine months of 2016. Excluding $185 of net sales in the first nine months of 2016 from our PAC Business that did not recur in 2017, net sales increased by 8%. Pricing positively impacted sales by $127 due largely to raw material price increases passed through to customers across many of our businesses, partially offset by competitive pressures in our epoxy specialty business. Volume increases positively impacted net sales by $73 driven by strong market demand in our North American formaldehyde business combined with the additional capacity from our new formaldehyde plants. Additionally, volumes increased in our North American forest products resins business due to modest growth in the U.S. housing market. Volumes also increased in our base epoxy resins and oilfield businesses as these businesses continue to recover from cyclical trough conditions. These increases were partially offset by volume decreases in our epoxy specialty business driven by an ongoing destocking of wind blades in China. Lastly, the impact of foreign exchange translation positively impacted net sales by $1 as the strengthening of the Brazilian real against the U.S. dollar was largely offset by the strengthening of the U.S. dollar against the euro and Chinese yuan in the first nine months of 2017 compared to the first nine months of 2016.

Gross Profit
In the first nine months of 2017, gross profit increased by $61 compared to the first nine months of 2016, primarily due to the absence of $127 of accelerated depreciation recorded in the first nine months of 2016 related to the closure of our Norco, LA facility. Gross profit as a percentage of net sales increased by 2%, primarily due to the impact of the accelerated depreciation discussed above, which had a negative impact of 5% on 2016 gross profit. This impact was partially offset by margin compression driven by the competitive pricing pressures discussed above, as well as unfavorable raw material price inflation during the first nine months of 2017.
Operating Income
In the first nine months of 2017, operating income decreased by $167 compared to the first nine months of 2016, primarily due to the gain on dispositions of $240 related to the sale of our PAC Business and HAI joint venture interest in 2016 that did not recur in 2017 and an increase in asset impairments of $13. These decreases to operating income was partially offset by the increase in gross profit of $61 discussed above, as well as decreases in business realignment costs of $15 and in selling, general and administrative expense of $8. The decrease in business realignment costs is largely attributable to costs in the first nine months of 2016 related to the Norco, LA facility closure that did not recur in 2017. In the first nine months of 2017, a goodwill impairment of $13 was recognized as a result of the estimated fair value of our oilfield reporting unit being less than the carrying value of its net assets. The decrease in selling, general and administrative expense was due primarily to lower compensation and benefits expense driven by our recent cost savings and productivity actions, as well as the sale of our PAC Business in the second quarter of 2016, partially offset by $14 of insurance recoveries in the first nine months of 2016 related to the supplier disruption in our European versatic acids business.
Non-Operating Expense
In the first nine months of 2017, total non-operating expense increased by $57 compared to the first nine months of 2016. This was primarily due to lower gains on debt extinguishment of $50 due to gains on debt buybacks in the first nine months of 2016 that did not recur in 2017 and an increase in interest expense of $12 driven by higher average debt levels, partially offset by an increase of $5 in other non-operating income due to increased realized and unrealized foreign currency transaction gains.
Income Tax Expense

The effective tax rate was (12)% and 44% for the first nine months of 2017 and 2016, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and losses among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating gains and losses generated in jurisdictions where no tax expense or benefit was recognized due to the maintenance of a full valuation allowance.

For the first nine months of 2017 and 2016, income tax expense relates primarily to income from certain foreign operations. In 2017, losses in the United States and certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to the maintenance of a full valuation allowance. In 2016, the income tax expense related to the gain on dispositions was substantially reduced by net operating loss utilization which was offset by a decrease to the respective valuation allowances.
Other Comprehensive Income
For the first nine months of 2017, foreign currency translation positively impacted other comprehensive income by $25, primarily due to an overall strengthening of various foreign currencies against the U.S. dollar in the third quarter of 2017.
For the first nine months of 2016, other comprehensive income of $7 relates to $8 positive impact of foreign currency, primarily due to the strengthening of the euro, Brazilian real and Canadian dollar against the U.S. dollar, partially offset by $1 of amortization of prior service costs related to defined benefit pension and postretirement benefits.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Sales (1):
Epoxy, Phenolic and Coating Resins	$528	$476	$1,537	$1,664
Forest Products Resins	386	343	1,159	1,016
Total	$914	$819	$2,696	$2,680

Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$45	$64	$143	$230
Forest Products Resins	66	65	195	184
Corporate and Other	(15)	(17)	(47)	(50)
Total	$96	$112	$291	$364
(1)     Intersegment sales are not significant and, as such, are eliminated within the selling segment.
Three Months Ended September 30, 2017 vs. Three Months Ended September 30, 2016 Segment Results
Following is an analysis of the percentage change in net sales by segment from the three months ended September 30, 2016 to the three months ended September 30, 2017:

	Volume	Price/Mix	Currency Translation	Total
Epoxy, Phenolic and Coating Resins	7%	2%	2%	11%
Forest Products Resins	3%	9%	1%	13%

Epoxy, Phenolic and Coating Resins
Net sales in the third quarter of 2017 increased by $52, or 11%, when compared to the third quarter of 2016. Volume positively impacted net sales by $32, primarily due to volume growth in our base epoxy resins and oilfield businesses. The impact of foreign exchange translation positively impacted net sales by $11, due primarily to the strengthening of the euro against the U.S. dollar, partially offset by the strengthening of the U.S. dollar against the Chinese yuan in the third quarter of 2017 compared to the third quarter of 2016. Lastly, pricing positively impacted net sales by $9 due primarily to raw material price increases passed through to customers across many of our businesses, partially offset by competitive pressures in our epoxy specialty and oilfield businesses.
Segment EBITDA in the third quarter of 2017 decreased by $19 to $45 compared to the third quarter of 2016. The decrease was primarily due to margin compression and volume decreases in our epoxy specialty business, $6 of negative impact related to the hurricanes that occurred in the U.S. during the third quarter of 2017 and $4 of insurance recoveries received in the third quarter of 2016 in our versatic acids business that did not recur in 2017. These decreases were partially offset by year over year improvements in our oilfield and base epoxy resins businesses, as both continue to recover from cyclical trough conditions.
Forest Products Resins
Net sales in the third quarter of 2017 increased by $43, or 13%, when compared to the third quarter of 2016. Pricing positively impacted net sales by $28, which was primarily due to raw material price increases passed through to customers across many of our businesses. Volumes positively impacted net sales by $11, and were primarily driven by strong market demand in our North American formaldehyde business combined with the additional capacity from our new formaldehyde plants. Additionally, volumes increased in our North American forest products resins business due to modest growth in the U.S. housing market. Foreign exchange translation positively impacted net sales by $4 due to an overall strengthening of various foreign currencies against the U.S. dollar in the third quarter of 2017 compared to the third quarter of 2016.
Segment EBITDA in the third quarter of 2017 increased by $1, to $66, compared to the third quarter of 2016. This increase was primarily due to the volume increases in our North American formaldehyde discussed above, as well as continued cost efficiencies associated with our new North American formaldehyde plants.

Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions, unallocated foreign exchange gains and losses and legacy company costs not allocated to continuing segments. Corporate and Other charges in the third quarter of 2017 decreased by $2 compared to the third quarter of 2016 due primarily to cost savings actions and lower incentive compensation accruals.
Nine Months Ended September 30, 2017 vs. Nine Months Ended September 30, 2016 Segment Results
Following is an analysis of the percentage change in net sales by segment from the nine months ended September 30, 2016 to the nine months ended September 30, 2017:

	Volume	Price/Mix	Currency Translation	Impact of Dispositions	Total
Epoxy, Phenolic and Coating Resins	2%	2%	(1)%	(11)%	(8)%
Forest Products Resins	4%	9%	1%	—%	14%
Epoxy, Phenolic and Coating Resins
Net sales in the first nine months of 2017 decreased by $127, or 8%, when compared to the first nine months of 2016. The majority of the decrease is due to the disposition of our PAC Business in the second quarter of 2016, which negatively impacted net sales by $185. Pricing positively impacted net sales by $39 due primarily to raw material price increases passed through to customers across many of our businesses, partially offset by competitive pressures in our epoxy specialty business. Volumes positively impacted net sales by $28, primarily due to volume growth in our base epoxy resins and oilfield businesses, market driven volume increases in our phenolic resins business in North America and China and continued volume recovery in our European versatic acids business, partially offset by volume decreases in our epoxy specialty business largely driven by an ongoing destocking of wind blades in China. Lastly, these increases were partially offset by foreign exchange translation, which negatively impacted net sales by $9, due primarily to the strengthening of the U.S. dollar against the euro and Chinese yuan in the first nine months of 2017 compared to the first nine months of 2016.
Segment EBITDA in the first nine months of 2017 decreased by $87 to $143 compared to the first nine months of 2016. The impact of the disposition of our PAC Business and HAI joint venture interest in the second quarter of 2016 contributed $30 to this decrease. The remaining decrease was primarily due to margin compression and volume decreases in our epoxy specialty business, as well as a Segment EBITDA impact of $13 related to insurance recoveries received in the first nine months of 2016 in our versatic acids business that did not recur in 2017 and $6 of negative impact related to the hurricanes that occurred in the U.S. during the third quarter of 2017. These decreases were partially offset by improvements in our oilfield and base epoxy resins businesses, as both continue to recover from cyclical trough conditions.
Forest Products Resins
Net sales in the first nine months of 2017 increased by $143, or 14%, when compared to the first nine months of 2016. Pricing positively impacted net sales by $88, which was primarily due to raw material price increases passed through to customers across many of our businesses. Volumes positively impacted net sales by $45, and were primarily driven by strong market demand in our North American formaldehyde business combined with the additional capacity from our new formaldehyde plants. Additionally, volumes increased in our North American forest products resins business due to modest growth in the U.S. housing market. The impact of foreign exchange translation positively impacted net sales by $10, due largely to the strengthening of the Brazilian real against the U.S. dollar, partially offset by strengthening of the U.S. dollar against the euro in the first nine months of 2017 compared to the first nine months of 2016.
Segment EBITDA in the first nine months of 2017 increased by $11, to $195, compared to the first nine months of 2016. This increase was primarily due to the volume increases in our North American formaldehyde business discussed above, as well as continued cost efficiencies associated with our new North American formaldehyde plants.
Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions, unallocated foreign exchange gains and losses and legacy company costs not allocated to continuing segments. Corporate and Other charges in the first nine months of 2017 decreased by $3 compared to the first nine months of 2016 due primarily to cost savings actions and lower incentive compensation accruals.

Reconciliation of Net (Loss) Income to Segment EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Reconciliation:
Net (loss) income	$(70)	$(47)	$(146)	$59
Income tax expense	9	16	16	40
Interest expense, net	82	76	247	235
Depreciation and amortization	29	30	85	101
Accelerated depreciation	14	21	14	127
EBITDA	$64	$96	$216	$562
Items not included in Segment EBITDA:
Business realignment costs (income)	$10	$(3)	$27	$42
Gain on dispositions	—	—	—	(240)
Asset impairments	13	—	13	—
Realized and unrealized foreign currency (gains) losses	(5)	6	(7)	(3)
(Gain) loss on extinguishment of debt	—	(3)	3	(47)
Other	14	16	39	50
Total adjustments	32	16	75	(198)
Segment EBITDA	$96	$112	$291	$364

Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$45	$64	$143	$230
Forest Products Resins	66	65	195	184
Corporate and Other	(15)	(17)	(47)	(50)
Total	$96	$112	$291	$364

Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses. For the three and nine months ended September 30, 2017 and 2016, these items primarily include expenses from retention programs and certain professional fees related to strategic projects. Business realignment costs for the three and nine months ended September 30, 2017 primarily include costs related to certain in-process facility rationalizations and cost reduction programs. Business realignment costs for the three and nine months ended September 30, 2016 primarily include costs related to the planned facility rationalizations within the Epoxy, Phenolic and Coating Resins segment and costs related to certain in-process cost reduction programs.
Liquidity and Capital Resources
We are a highly leveraged company. Our primary sources of liquidity are cash flows generated from operations and availability under the ABL Facility. Our primary liquidity requirements are interest, working capital and capital expenditures.

At September 30, 2017, we had $3,733 of outstanding debt and $310 in liquidity consisting of the following:

•	$100 of unrestricted cash and cash equivalents (of which $94 is maintained in foreign jurisdictions);

•	$188 of borrowings available under our ABL Facility ($350 borrowing base less $124 of outstanding borrowings and $38 of outstanding letters of credit); and

•	$22 of time drafts and borrowings available under credit facilities at certain international subsidiaries
Our net working capital (defined as accounts receivable and inventories less accounts payable) at September 30, 2017 and December 31, 2016 was $485 and $309, respectively. A summary of the components of our net working capital as of September 30, 2017 and December 31, 2016 is as follows:

	September 30, 2017	% of LTM Net Sales	December 31, 2016	% of LTM Net Sales (1)
Accounts receivable	$500	14%	$390	12%
Inventories	332	10%	287	9%
Accounts payable	(347)	(10)%	(368)	(11)%
Net working capital	$485	14%	$309	10%

(1)	The percentage of LTM Net Sales at December 31, 2016 exclude net sales related to our PAC Business, which was sold on June 30, 2016.

The increase in net working capital of $176 from December 31, 2016 was primarily due to increases in accounts receivable of $110 and inventory of $45. Both of these increases were primarily the result of increased volumes in the third quarter of 2017 compared to the fourth quarter of 2016 due to market conditions and seasonality, as well as raw material price inflation. These increases to net working capital were partially offset by a decrease in accounts payable of $21, largely related to raw material price inflation and the timing of vendor payments. To minimize the impact of seasonal changes in net working capital on cash flows, we continue to review inventory safety stock levels, focus on accelerating receivable collections by offering incentives to customers to encourage early payment or through the sale of receivables at a discount and negotiate with vendors or enter into inventory financing arrangements to extend payment terms.
We periodically borrow from the ABL Facility to support our short-term liquidity requirements, particularly when net working capital requirements increase in response to the seasonality of our volumes. As of September 30, 2017, there were $124 of outstanding borrowings under the ABL Facility.
2017 Refinancing Transactions
In February 2017, we issued $485 aggregate principal amount of New First Lien Notes and $225 aggregate principal amount of New Senior Secured Notes. Upon the closing of these offerings, we used the net proceeds from these offerings, together with cash on our balance sheet, to redeem all of our outstanding 8.875% Senior Secured Notes due 2018 (the “Old Senior Secured Notes”), which occurred in March 2017.
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

•
Working Capital: In the first nine months of 2017, our net working capital increased by $176 due primarily to sequential volume increases, seasonality, inventory build for turnarounds and a weaker U.S. dollar. During the fourth quarter, we expect a decrease in net working capital, consistent with historical trends. We anticipate an overall increase in working capital in 2017, as compared to 2016.

We plan to fund these outflows with available cash and cash equivalents, cash from operations, available borrowings under our ABL Facility, as well as other liquidity actions. Based on our liquidity position as of September 30, 2017 and projections of operating cash flows, we expect to have sufficient liquidity to fund our operations for the next twelve months.
Historically, our liquidity position has been cyclical due to the timing of our interest payment obligations and seasonality of our volumes. We maintain normal commercial terms with our major vendors and customers. If certain of our commercial counterparties request changes to our terms it could put additional pressure on our liquidity position in certain times of the year.
We have $1.9 billion of First Priority Senior Secured Notes and $0.6 billion of Second Priority Notes maturing in 2020. Depending upon market, pricing and other conditions, including the current state of the high yield bond market, as well as our cash balances and available liquidity, we or our affiliates, may seek to acquire notes or other indebtedness of the Company through open market purchases, privately negotiated transactions, tender offers, redemption or otherwise, upon such terms and at such prices as we or our affiliates may determine (or as may be provided for in the indentures governing the notes), for cash or other consideration. In addition, the Company may sell certain assets to raise additional funds for reducing debt.

Sources and Uses of Cash
Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
	2017	2016
(Uses) sources of cash:
Operating activities	$(205)	$(131)
Investing activities	(81)	223
Financing activities	202	(195)
Effect of exchange rates on cash flow	5	1
Net change in cash and cash equivalents	$(79)	$(102)

Operating Activities
In the first nine months of 2017, operations used $205 of cash. Net loss of $146 included $116 of net non-cash expense items, consisting of depreciation and amortization of $85, non-cash asset impairments and accelerated depreciation of $27, amortization of deferred financing fees of $12 and loss on debt extinguishment of $3, partially offset by unrealized foreign currency gains of $5, gains on sale of assets of $1 and a deferred tax benefit of $1. Net working capital used $150, which was largely driven by increases in accounts receivable and inventories due primarily to volume increases related to market conditions and the seasonality of our businesses, as well as raw material price inflation. Changes in other assets and liabilities and income taxes payable used $25 due to the timing of when items were expensed versus paid, which primarily included interest expense, employee retention programs, restructuring reserves, incentive compensation, pension plan contributions and taxes.
In the first nine months of 2016, operations used $131 of cash. Net income of $59 included $93 of net non-cash income items, primarily consisting of gains on dispositions of $240 related to the HAI and PAC dispositions, a gain on debt extinguishment of $47 and unrealized foreign currency gains of $40. These items were partially offset by depreciation and amortization of $101, accelerated depreciation of $127 and $3 of deferred tax expense. Net working capital used $155, which was driven by increases in accounts receivable and inventories and decreases in accounts payable in the first nine months of 2016, due primarily to the seasonality of our businesses and the timing of vendor payments. Changes in other assets and liabilities and income taxes payable provided $58 due to the timing of when items were expensed versus paid, which primarily included interest expense, employee retention programs, restructuring reserves, incentive compensation, pension plan contributions and taxes.
Investing Activities
In the first nine months of 2017, investing activities used $81 of cash, primarily driven by capital expenditures of $87 (including capitalized interest), partially offset by net proceeds from the sale of assets of $5 and an increase in restricted cash of $1.
In the first nine months of 2016, investing activities provided $223 of cash, primarily driven by net cash proceeds of $326 related to the HAI and PAC dispositions and cash received on the HAI buyer’s note. These items were partially offset by capital expenditures (including capitalized interest) of $92 and an increase in restricted cash of $11.
Financing Activities
In the first nine months of 2017, financing activities provided $202 of cash. Net short-term debt borrowings were $15 and net long-term debt borrowings were $212. Our long-term debt borrowings primarily consisted of $124 in borrowings under our ABL Facility, the refinancing of our Old Senior Secured Notes in February 2017, an additional $75 aggregate principal amount of New First Lien Notes issued in May 2017 and $23 related to the sale-leaseback financing of certain equipment at a plant within our Forest Products Resins segment that occurred in the third quarter of 2017.
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
The ABL Facility, which is subject to a borrowing base, does not have any financial maintenance covenant other than a minimum fixed charge coverage ratio of 1.0 to 1.0 that would only apply if our availability under the ABL Facility at any time is less than the greater of (a) $35 and (b) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time. The fixed charge coverage ratio under the credit agreement governing the ABL Facility is generally defined as the ratio of (a) Adjusted EBITDA minus non-financed capital expenditures and cash taxes to (b) debt service plus cash interest expense plus certain restricted payments, each measured on an LTM basis. At September 30, 2017, our availability under the ABL Facility exceeded such levels; therefore, the minimum fixed charge covenant ratio did not apply. As of September 30, 2017, we were in compliance with all covenants that govern the ABL Facility. We do not believe that a covenant default under the ABL Facility is reasonably likely to occur in the foreseeable future.
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

Reconciliation of Net Loss to Adjusted EBITDA
The following table reconciles net loss to EBITDA and Adjusted EBITDA, and calculates the ratio of Adjusted EBITDA to Fixed Charges as calculated under our Secured Indentures for the period presented:

September 30, 2017
LTM Period
Net loss	$(244)
Income tax expense	13
Interest expense, net	323
Depreciation and amortization	115
Accelerated depreciation	16
EBITDA	223
Adjustments to EBITDA:
Asset impairments	13
Business realignment costs (1)	41
Realized and unrealized foreign currency gains	(15)
Loss on extinguishment of debt	1
Unrealized loss on pension and postretirement benefits (2)	34
Other (3)	73
Cost reduction programs savings (4)	54
Adjusted EBITDA	$424
Pro forma fixed charges (5)	$313
Ratio of Adjusted EBITDA to Fixed Charges (6)	1.35

(1)
Primarily represents headcount reduction expenses and plant rationalization costs related to cost reduction programs, termination costs and other costs associated with business realignments, as well as environmental liabilities related to closed sites.

(2)	Represents non-cash losses resulting from pension and postretirement benefit plan liability remeasurements.

(3)	Primarily includes employee retention program costs, certain professional fees related to strategic projects and legacy sites, business optimization expenses and management fees.

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

(5)	Reflects pro forma interest expense based on interest rates at September 30, 2017, as if the 2017 Refinancing Transactions had taken place at the beginning of the period.

(6)
The Company’s ability to incur additional indebtedness, among other actions, is restricted under the Secured Indentures, unless the Company has an Adjusted EBITDA to Fixed Charges ratio of at least 2.0 to 1.0. As of September 30, 2017, we did not satisfy this test. As a result, we are subject to restrictions on our ability to incur additional indebtedness and to make investments; however, there are exceptions to these restrictions, including exceptions that permit indebtedness under our ABL Facility (available borrowings of which were $188 at September 30, 2017).

Recently Issued Accounting Standards
See Note 2 in Item 1 of Part I of this Quarterly Report on Form 10-Q for a detailed description of recently issued accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no material developments during the first nine months of 2017 on the matters we have previously disclosed about quantitative and qualitative market risk in our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2017. Based upon that evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2017.

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
Item 1A.    Risk Factors
There have been no material changes during the first nine months of 2017 in the risk factors that were included in our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
This item is not applicable to the registrant.

Item 5.	Other Information

In November 2017, the Company initiated new restructuring actions with the intent to optimize its cost structure. The Company expects these restructuring actions to generate approximately $40 of incremental cost savings over the next 12 to 18 months. As of the filing date of this Quarterly Report on Form 10-Q, the total one-time cash costs expected to be incurred for these restructuring activities are estimated between $30 and $40, consisting primarily of workforce reduction costs.
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

HEXION INC.

Date:	November 14, 2017	/s/ George F. Knight
George F. Knight
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)