Form 10-Q
period 2018-03-31
HEXION INC.
filed 2018-05-14
CIK 13239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on May 1, 2018: 82,556,847

HEXION INC.

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
HEXION INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions, except share data)	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $18)	$113	$115
Accounts receivable (net of allowance for doubtful accounts of $19)	504	462
Inventories:
Finished and in-process goods	255	221
Raw materials and supplies	95	92
Current assets held for sale	—	6
Other current assets	56	44
Total current assets	1,023	940
Investment in unconsolidated entities	21	20
Deferred income taxes	8	8
Long-term assets held for sale	—	2
Other long-term assets	46	49
Property and equipment:
Land	90	84
Buildings	294	291
Machinery and equipment	2,354	2,327
	2,738	2,702
Less accumulated depreciation	(1,838)	(1,778)
	900	924
Goodwill	113	112
Other intangible assets, net	34	42
Total assets	$2,145	$2,097
Liabilities and Deficit
Current liabilities:
Accounts payable	$372	$402
Debt payable within one year	66	125
Interest payable	101	82
Income taxes payable	12	12
Accrued payroll and incentive compensation	63	47
Current liabilities associated with assets held for sale	—	2
Other current liabilities	121	135
Total current liabilities	735	805
Long-term liabilities:
Long-term debt	3,703	3,584
Long-term pension and post employment benefit obligations	256	262
Deferred income taxes	11	11
Other long-term liabilities	180	177
Total liabilities	4,885	4,839
Commitments and contingencies (see Note 7)
Deficit
Common stock—$0.01 par value; 300,000,000 shares authorized, 170,605,906 issued and 82,556,847 outstanding at March 31, 2018 and December 31, 2017	1	1
Paid-in capital	526	526
Treasury stock, at cost—88,049,059 shares	(296)	(296)
Accumulated other comprehensive income (loss)	6	(8)
Accumulated deficit	(2,976)	(2,964)
Total Hexion Inc. shareholder’s deficit	(2,739)	(2,741)
Noncontrolling interest	(1)	(1)
Total deficit	(2,740)	(2,742)
Total liabilities and deficit	$2,145	$2,097
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
(In millions)	2018	2017
Net sales	$946	$870
Cost of sales	789	737
Gross profit	157	133
Selling, general and administrative expense	82	79
Gain on disposition	(44)	—
Asset impairments	25	—
Business realignment costs	9	7
Other operating expense (income), net	9	(6)
Operating income	76	53
Interest expense, net	83	83
Loss on extinguishment of debt	—	3
Other non-operating (income) expense, net	(1)	2
Loss before income tax and earnings from unconsolidated entities	(6)	(35)
Income tax expense	8	8
Loss before earnings from unconsolidated entities	(14)	(43)
Earnings from unconsolidated entities, net of taxes	1	1
Net loss	$(13)	$(42)
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended March 31,
(In millions)	2018	2017
Net loss	$(13)	$(42)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	14	6
Other comprehensive income	14	6
Comprehensive income (loss)	$1	$(36)
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(In millions)	2018	2017
Cash flows used in operating activities
Net loss	$(13)	$(42)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30	28
Non-cash asset impairments	25	—
Deferred tax expense	1	—
Gain on sale of assets	—	(3)
Gain on disposition	(44)	—
Amortization of deferred financing fees	4	4
Loss on extinguishment of debt	—	3
Unrealized foreign currency losses	3	4
Other non-cash adjustments	(1)	(1)
Net change in assets and liabilities:
Accounts receivable	(36)	(91)
Inventories	(30)	(37)
Accounts payable	(28)	12
Income taxes payable	2	7
Other assets, current and non-current	(10)	(2)
Other liabilities, current and long-term	14	—
Net cash used in operating activities	(83)	(118)
Cash flows provided by (used in) investing activities
Capital expenditures	(25)	(30)
Proceeds from disposition, net	49	—
Proceeds from sale of assets, net	1	4
Net cash provided by (used in) investing activities	25	(26)
Cash flows provided by financing activities
Net short-term debt (repayments) borrowings	(15)	11
Borrowings of long-term debt	166	871
Repayments of long-term debt	(96)	(791)
Long-term debt and credit facility financing fees paid	(1)	(22)
Net cash provided by financing activities	54	69
Effect of exchange rates on cash and cash equivalents	2	2
Change in cash and cash equivalents	(2)	(73)
Cash and cash equivalents at beginning of period	115	196
Cash and cash equivalents at end of period	$113	$123
Supplemental disclosures of cash flow information
Cash paid for:
Interest, net	$61	$52
Income taxes, net	5	3
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENT OF DEFICIT (Unaudited)

(In millions)	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Hexion Inc. Deficit	Noncontrolling Interest	Total
Balance at December 31, 2017	$1	$526	$(296)	$(8)	$(2,964)	$(2,741)	$(1)	$(2,742)
Net loss	—	—	—	—	(13)	(13)	—	(13)
Other comprehensive income	—	—	—	14	—	14	—	14
Impact of change in accounting policy	—	—	—	—	1	1	—	1
Balance at March 31, 2018	$1	$526	$(296)	$6	$(2,976)	$(2,739)	$(1)	$(2,740)

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In millions, except share data)
1. Background and Basis of Presentation
Based in Columbus, Ohio, Hexion Inc. (“Hexion” or the “Company”) serves global industrial markets through a broad range of thermoset technologies, specialty products and technical support for customers in a diverse range of applications and industries. The Company’s business is organized based on the products offered and the markets served. At March 31, 2018, the Company had three reportable segments: Epoxy, Phenolic and Coating Resins; Forest Products Resins; and Corporate and Other.
The Company’s direct parent is Hexion LLC, a holding company and wholly owned subsidiary of Hexion Holdings LLC (“Hexion Holdings”), the ultimate parent entity of Hexion. Hexion Holdings is controlled by investment funds managed by affiliates of Apollo Management Holdings, L.P. (together with Apollo Global Management, LLC and its subsidiaries, “Apollo”).
The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries in which minority shareholders hold no substantive participating rights. Intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair statement have been included. Results for the interim periods are not necessarily indicative of results for the entire year.
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
2. Summary of Significant Accounting Policies
Revenue Recognition—The Company follows the principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. Revenue, net of estimated allowances and returns, is recognized when the Company has completed its performance obligations under a contract and control of the product is transferred to the customer. Substantially all revenue is recognized at the time shipment is made or upon delivery as risk and title to the product transfer to the customer. Sales, value add, and other taxes that are collected concurrently with revenue-producing activities are excluded from revenue. Contract terms for certain transactions, including sales made on a consignment basis, result in the transfer of control of the finished product to the customer prior to the point at which the Company has the right to invoice for the product. In these cases, timing of revenue recognition will differ from the timing of invoicing to customers and will result in the Company recording a contract asset. At March 31, 2018, a contract asset balance of $12 is recorded within “Other current assets” with an offsetting decrease of $10 recorded within “Finished and in-process goods” in the unaudited Condensed Consolidated Balance Sheet. Refer to Note 10 for additional discussion of the Company’s net sales by reportable segment disaggregated by geographic region.
Shipping and Handling—Freight costs that are billed to customers are included in “Net sales” in the unaudited Condensed Consolidated Statements of Operations. Shipping costs are incurred to move the Company’s products from production and storage facilities to the customer. Handling costs are incurred from the point the product is removed from inventory until it is provided to the shipper and generally include costs to store, move and prepare the products for shipment. Revenue from shipping and handling services is recognized when control of the product is transferred to the customer. Shipping and handling costs are recorded in “Cost of sales” in the unaudited Condensed Consolidated Statements of Operations.
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
Subsequent Events—The Company has evaluated events and transactions subsequent to March 31, 2018 through the date of issuance of its unaudited Condensed Consolidated Financial Statements.
Cash and Cash Equivalents— The Company considers all highly liquid investments that are purchased with an original maturity of three months or less to be cash equivalents. The Company’s restricted cash balances of $18 as of March 31, 2018 and December 31, 2017 represent deposits to secure certain bank guarantees issued to third parties to guarantee potential obligations of the Company primarily related to the completion of tax audits and environmental liabilities. These balances will remain restricted as long as the underlying exposures exist and are included in the Consolidated Balance Sheets as a component of “Cash and cash equivalents.” Following the adoption of ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, the Company includes restricted cash in the cash and cash equivalents balance of the Condensed Consolidated Statements of Cash Flows.

The following table includes the restricted cash changes as a result of the adoption of ASU 2016-18 in the unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, respectively:

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended:
	March 31, 2018			March 31, 2017
	Previous Accounting Method	Effect of Accounting Change	As Reported	Previous Accounting Method	Effect of Accounting Change	As Reported
Cash flows used in investing activities
Change in restricted cash	$—	$—	$—	$1	$(1)	$—
Net cash used in investing activities	25	—	25	(25)	(1)	(26)

Change in cash and cash equivalents	(2)	—	(2)	(72)	(1)	(73)
Cash and cash equivalents at beginning of period	97	18	115	179	17	196
Cash and cash equivalents at end of period	$95	$18	$113	$107	$16	$123
Recently Issued Accounting Standards
Newly Adopted Accounting Standards
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
The Company adopted ASU 2014-09 as of January 1, 2018 utilizing a modified retrospective approach, which resulted in a cumulative adjustment to “Accumulated deficit” of $1 on the date of adoption. ASU 2014-09 was applied to all open contracts as of the date of adoption and resulted only in timing difference for recognition of certain revenue items. The cumulative effects of the changes made to the Company’s unaudited Condensed Consolidated Balance Sheet on January 1, 2018 for the adoption of ASU 2014-09 were as follows:

	Balance at December 31, 2017	Adjustments due to ASU 2014-09	Balance at January 1, 2018
Assets
Inventory	221	(11)	210
Other current assets	44	12	56

Deficit
Accumulated deficit	(2,964)	1	(2,963)
In accordance with the new revenue standard requirements, the impact of adoption on the Company’s unaudited Condensed Consolidated Statements of Operations and unaudited Condensed Consolidated Balance Sheets were as follows:

	For the three months ended March 31, 2018
Income Statement	As reported	Balances without Adoption of ASC 606	Effect of change higher/(lower)
Net sales	946	945	1
Cost of sales	789	789	—
Gross profit	157	156	1
Balance Sheet
Assets
Inventory	255	265	(10)
Other current assets	56	44	12

Deficit
Accumulated deficit	(2,976)	(2,978)	2

In August 2016, the FASB issued Accounting Standards Board Update No. 2016-15: Statement of Cash Flows (Topic 230) (“ASU 2016-15”) as part of the FASB simplification initiative. ASU 2016-15 provides guidance on treatment in the statement of cash flows for eight specific cash flow topics, with the objective of reducing existing diversity in practice. Of the eight cash flow topics addressed in the new guidance, the topics expected to have an impact on the Company include debt prepayment or debt extinguishment costs, accounts receivable factoring, proceeds from the settlement of insurance claims and distributions received from equity method investees. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted ASU 2016-15 as of January 1, 2018 and adoption of this standard had an immaterial impact on the Company’s financial statements.
In November 2016, the FASB issued Accounting Standards Board Update No. 2016-18: Statement of Cash Flows (Topic 230) Restricted Cash (“ASU 2016-18”) as part of the FASB simplification initiative. ASU 2016-18 requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of period total amounts shown on the statement of cash flows. ASU 2016-18 also requires supplemental disclosure regarding the nature of restrictions on a company’s cash and cash equivalents, such as the purpose and terms of the restriction, expected duration of the restriction and the amount of cash subject to restriction. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted ASU 2016-18 as of January 1, 2018. As a result of adopting ASU 2016-18, the beginning and ending cash balances within the unaudited Condensed Consolidated Statements of Cash Flows now include restricted cash as of March 31, 2018 and 2017. The impact of the adoption of this standard on the Company’s unaudited Condensed Consolidated Statements of Cash Flows is disclosed above in the cash and cash equivalents section of this footnote.
In January 2017, the FASB issued Accounting Standards Board Update No. 2017-01: Clarifying the Definition of a Business (Topic 805) (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted ASU 2017-01 as of January 1, 2018 and the adoption of this standard had no impact on the Company’s financial statements.
In March 2017, the FASB issued Accounting Standards Board Update No. 2017-07: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). ASU 2017-07 requires that an employer report the service cost component of its net periodic pension and postretirement benefit costs (“net benefit cost”) in the same line item or items as other compensation costs arising from services rendered by employees during the period. Additionally, ASU 2017-07 only allows the service cost component of net benefit cost to be eligible for capitalization into inventory. All other components of net benefit cost, which primarily include interest cost, expected return on assets and the annual mark-to-market liability remeasurement, are required to be presented in the income statement separately from the service cost component and outside of income from operations. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted ASU 2017-07 as of January 1, 2018. The components of the net (benefit) cost are shown in Note 8.
The impact of these pension and OPEB accounting policy changes were applied through retrospective adoption of the new ASU 2017-07 to all periods presented. Accordingly, all relevant information for the three months ended March 31, 2018 and all prior periods has been adjusted to reflect the application of the changes. The effects of the changes to the unaudited Condensed Consolidated Statements of Operations are as follows:

Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2017:
	Previous Accounting Method	Effect of Accounting Change	As Reported
Selling, general and administrative expense	77	2	79
Operating income	55	(2)	53
Other non-operating (income) expense, net	4	(2)	2
Newly Issued Accounting Standards
In February 2016, the FASB issued Accounting Standards Board Update No. 2016-02: Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 supersedes the existing lease guidance in Topic 840. According to the new guidance, all leases, with limited scope exceptions, will be recorded on the balance sheet in the form of a liability to make lease payments (lease liability) and a right-of-use asset representing the right to use the underlying asset for the lease term. The guidance is effective for annual and interim periods beginning on or after December 15, 2018, and early adoption is permitted. The Company is currently assessing the potential impact of this standard on its financial statements through a formalized implementation project and is in process of implementing a software solution to facilitate the development of reporting and disclosure processes and controls around leases to meet the new accounting and disclosure requirements upon adoption in January 2019.
In February 2018, the FASB issued Accounting Standards Board Update No. 2018-02: Income Statement-Reporting Comprehensive Income (Topic 220) (“ASU 2018-02”). ASU 2018-02 was issued in response to the United States tax reform legislation, the Tax Cuts and Jobs Act (“Tax Reform”), enacted in December 2017. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the new tax legislation. The guidance is effective for annual and interim periods beginning on or after December 15, 2018, and early adoption is permitted. The Company is currently assessing the potential impact of ASU 2018-02 on its financial statements.

3. Restructuring & Business Realignment

2017 Restructuring Activities

In November 2017, the Company initiated new restructuring actions with the intent to optimize its cost structure. The total one-time cash costs expected to be incurred for these restructuring activities are estimated at $26, consisting primarily of workforce reduction costs.

The following table summarizes restructuring information by reporting segment:

	Epoxy, Phenolic and Coating Resins	Forest Products Resins	Corporate and Other	Total
Total restructuring costs expected to be incurred	$16	$6	$4	$26
Total restructuring costs incurred through March 31, 2018	$14	$6	$3	$23

Accrued liability at December 31, 2017	$11	$3	$3	$17
Restructuring charges	2	1	—	3
Payments	(4)	(2)	—	(6)
Accrued liability at March 31, 2018	$9	$2	$3	$14

Oilfield

During the first quarter of 2018, the Company indefinitely idled an oilfield manufacturing facility within its Epoxy, Phenolic and Coating Resins segment, and production was shifted to another facility within the oilfield manufacturing group. This represented a triggering event resulting in an impairment evaluation of the fixed and intangible assets within the U.S. oilfield asset group. As a result, an asset impairment of $20 was recorded during the three months ended March 31, 2018 related to the fixed assets at the idled manufacturing facility. In addition, the remaining U.S. oilfield asset group was evaluated for impairment utilizing a discounted cash flow approach, resulting in an additional impairment of $5 that was recorded during the three months ended March 31, 2018 related to an existing customer relationship intangible asset. Overall, the Company incurred $25 of total impairment related to these assets, which is included in “Asset impairments” in the unaudited Condensed Consolidated Statements of Operations.
4. Related Party Transactions
Administrative Service, Management and Consulting Arrangement
The Company is subject to a Management Consulting Agreement with Apollo (the “Management Consulting Agreement”) that renews on an annual basis, unless notice to the contrary is given by either party. Under the Management Consulting Agreement, the Company receives certain structuring and advisory services from Apollo and its affiliates. The Management Consulting Agreement provides indemnification to Apollo, its affiliates and their directors, officers and representatives for potential losses arising from these services. Apollo is entitled to an annual fee equal to the greater of $3 or 2% of the Company’s Adjusted EBITDA. Apollo elected to waive charges of any portion of the annual management fee due in excess of $3 for the calendar year 2018 and 2017.
During the three months ended March 31, 2018 and 2017, the Company recognized expense under the Management Consulting Agreement of $1. This amount is included in “Other operating expense (income), net” in the unaudited Condensed Consolidated Statements of Operations.
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

Pursuant to the Shared Services Agreement, the below table summarizes the transactions between the Company and MPM:

	Three Months Ended March 31,
	2018	2017
Net costs incurred by Hexion	$8	$22
Net costs incurred by MPM (1)	7	14

	March 31, 2018	December 31, 2017
Accounts receivable from MPM	$2	$3
(1)     Included in the net costs incurred during the three months ended March 31, 2018 and 2017, were net billings from Hexion to MPM of $3 and $9, respectively, to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to the applicable agreed upon allocation percentage.

Sales and Purchases of Products with MPM
The Company also sells products to, and purchases products from, MPM and earned revenue from MPM as compensation for acting as distributor of their products. Refer to the below table for the summary of the sales and purchases of products with MPM:

	Three Months Ended March 31,
	2018	2017
Sales to MPM	$ < 1	$ < 1
Purchases from MPM	7	5
Distribution revenue	< 1	< 1

	March 31, 2018	December 31, 2017
Accounts receivable from MPM	$ < 1	$—
Accounts payable to MPM	3	2
Purchases and Sales of Products and Services with Apollo Affiliates Other than MPM
The Company sells products to various Apollo affiliates other than MPM. Refer to the below table for the summary of the sales of products with Apollo Affiliates Other than MPM:

	Three Months Ended March 31,
	2018	2017
Sales to Apollo affiliates	$1	$1

	March 31, 2018	December 31, 2017
Accounts receivable from Apollo affiliates	$ < 1	$ < 1
Other Transactions and Arrangements
The Company sells products and provides services to, and purchases products from, its joint ventures which are recorded under the equity method of accounting. Refer to the below table for a summary of the sales and purchases with the Company and its joint ventures which are recorded under the equity method of accounting:

	Three Months Ended March 31,
	2018	2017
Sales to joint ventures	$3	$4
Purchases from joint ventures	2	4

	March 31, 2018	December 31, 2017
Accounts receivable from joint ventures	$5	$6
Accounts payable to joint ventures	< 1	1
In addition to the accounts receivable from joint ventures disclosed above, the Company had a loan receivable of $7 and $6 as of March 31, 2018 and December 31, 2017, respectively, from its unconsolidated forest products joint venture in Russia.

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

Recurring Fair Value Measurements
As of March 31, 2018, the Company had derivative liabilities related to electricity, natural gas and foreign exchange contracts of less than $1, which were measured using level 2 inputs, and consisted of derivative instruments transacted primarily in over-the-counter markets. There were no transfers between Level 1, Level 2 or Level 3 measurements during the three months ended March 31, 2018 or 2017.
The Company calculates the fair value of its Level 2 derivative liabilities using standard pricing models with market-based inputs, adjusted for nonperformance risk. When its financial instruments are in a liability position, the Company evaluates its credit risk as a component of fair value. At both March 31, 2018 and December 31, 2017, no adjustment was made by the Company to reduce its derivative position for nonperformance risk.
When its financial instruments are in an asset position, the Company is exposed to credit loss in the event of nonperformance by other parties to these contracts and evaluates their credit risk as a component of fair value.
Non-derivative Financial Instruments
The following table summarizes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	Carrying Amount(1)	Fair Value
		Level 1	Level 2	Level 3	Total
March 31, 2018
Debt	$3,808	$—	$3,388	$48	$3,436
December 31, 2017
Debt	$3,750	$—	$3,206	$49	$3,255

(1)	Debt carrying amounts exclude unamortized deferred debt issuance costs of $39 and $41 at March 31, 2018 and December 31, 2017, respectively.
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

6. Debt Obligations
Debt outstanding at March 31, 2018 and December 31, 2017 is as follows:

	March 31, 2018		December 31, 2017
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
ABL Facility	$160	$—	$81	$—
Senior Secured Notes:
6.625% First-Priority Senior Secured Notes due 2020 (includes $2 of unamortized debt premium)	1,552	—	1,552	—
10.00% First-Priority Senior Secured Notes due 2020	315	—	315	—
10.375% First-Priority Senior Secured Notes due 2022	560	—	560	—
13.75% Senior Secured Notes due 2022	225	—	225	—
9.00% Second-Priority Senior Secured Notes due 2020	574	—	574	—
Debentures:
9.2% debentures due 2021	74	—	74	—
7.875% debentures due 2023	189	—	189	—
Other Borrowings:
Australia Facility due 2021 (1)	36	4	—	50
Brazilian bank loans	12	35	9	34
Lease obligations	42	6	44	5
Other	3	21	2	36
Unamortized debt issuance costs	(39)	—	(41)	—
Total	$3,703	$66	$3,584	$125
(1)     In February 2018, the Company extended its Australian Term Loan Facility through January 2021.
The Company has $1.9 billion of First Priority Senior Secured Notes maturing in April 2020 and $0.6 billion of Second Priority Notes maturing in November 2020. Additionally, if 91 days prior to the scheduled maturity of these notes, more than $50 aggregate principal amount of the maturing notes is outstanding, the ABL Facility, which matures in December 2021, will accelerate and become immediately due and payable.
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
Environmental Institution of Paraná IAP—On August 10, 2005, the Environmental Institute of Paraná (IAP), an environmental agency in the State of Paraná, provided Hexion Quimica Industria, the Company’s Brazilian subsidiary, with notice of an environmental assessment in the amount of 12 Brazilian reals. The assessment related to alleged environmental damages to the Paranagua Bay caused in November 2004 from an explosion on a shipping vessel carrying methanol purchased by the Company. The investigations performed by the public authorities have not identified any actions of the Company that contributed to or caused the accident. In September 2017, after a series of legal proceedings, the State of Paraná Court of Appeals decided that IAP did not prove that the Company was negligent and granted the Company’s request to annul the environmental assessment. IAP filed a motion for clarification regarding the Court of Appeals’ analysis of the case and the Company filed a motion for clarification regarding attorney fees.  After the pending motions are resolved, IAP will have 15 business days to file an appeal with the Superior Court of Justice. The Company believes the potential loss related to this matter is now remote.

The following table summarizes all probable environmental remediation, indemnification and restoration liabilities, including related legal expenses, at March 31, 2018 and December 31, 2017:

	Liability		Range of Reasonably Possible Costs at March 31, 2018
Site Description	March 31, 2018	December 31, 2017	Low	High
Geismar, LA	$13	$14	$9	$22
Superfund and offsite landfills – allocated share:
Less than 1%	2	2	1	4
Equal to or greater than 1%	6	6	5	14
Currently-owned	4	4	3	9
Formerly-owned:
Remediation	24	26	21	39
Monitoring only	—	—	—	1
Total	$49	$52	$39	$89
These amounts include estimates for unasserted claims that the Company believes are probable of loss and reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of a range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. At March 31, 2018 and December 31, 2017, $8 and $11, respectively, have been included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets, with the remaining amount included in “Other long-term liabilities.”
Following is a discussion of the Company’s environmental liabilities and the related assumptions at March 31, 2018:
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

Formerly-Owned Sites—The Company is conducting, or has been identified as a PRP in connection with, environmental remediation at a number of locations that it formerly owned and/or operated. Remediation costs at these former sites, such as those associated with our former phosphate mining and processing operations, could be material. The Company has accrued those costs for formerly-owned sites which are currently probable and reasonably estimable. One such site is the Coronet Industries, Inc. Superfund Alternative Site in Plant City, Florida. The current owner of the site alleged that it incurred environmental costs at the site for which it has a contribution claim against the Company, and that additional future costs are likely to be incurred. The Company signed a settlement agreement with the current owner and past owner of the site, which provides the Company will pay $10 over three annual installments in fulfillment of the contribution claim against the Company for past remediation costs. The Company timely paid all three annual installments. Additionally, the Company accepted a 40% allocable share of specified future remediation costs at this site. The Company estimates its allocable share of future remediation costs to be approximately $15. The final costs to the Company will depend on the method of remediation chosen, the amount of time necessary to accomplish remediation and the ongoing financial viability of the other PRPs. Currently, the Company has insufficient information to estimate the range of reasonably possible costs related to this site.
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
Non-Environmental Legal Matters
The Company is involved in various legal proceedings in the ordinary course of business and had reserves of $2 and $3 at March 31, 2018 and December 31, 2017, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable. At March 31, 2018 and December 31, 2017, $2 has been included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets, with the remaining amount included in “Other long-term liabilities.”
Other Legal Matters—The Company is also involved in various product liability, commercial and employment litigation, personal injury, property damage and other legal proceedings, including actions that allege harm caused by products the Company has allegedly made or used, containing silica, vinyl chloride monomer and asbestos. The Company believes it has adequate reserves and that it is not reasonably possible that a loss exceeding amounts already reserved would be material. Furthermore, the Company has insurance to cover claims of these types.
8. Pension and Postretirement Benefit Plans
As a result of the adoption of ASU 2017-07, the Company’s service cost component of net benefit cost is included in “Operating income” and all other components of net benefit cost are included in “Other non-operating (income) expense, net” within the Company’s unaudited Condensed Consolidated Statements of Operations. Following are the components of net benefit cost recognized by the Company for the three months ended March 31, 2018 and 2017:

	Pension Benefits				Non-Pension Postretirement Benefits
	Three Months Ended March 31,				Three Months Ended March 31,
	2018		2017		2018		2017
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1	$4	$1	$4	$—	$—	$—	$—
Interest cost on projected benefit obligation	2	3	2	2	—	—	—	—
Expected return on assets	(4)	(3)	(4)	(2)	—	—	—	—
Net (benefit) expense	$(1)	$4	$(1)	$4	$—	$—	$—	$—
9. Dispositions

ATG
On January 8, 2018, the Company completed the sale of its Additives Technology Group business (“ATG”) to MÜNZING CHEMIE GmbH, a privately-owned specialty additive company headquartered in Abstatt, Germany. ATG was previously included within the Company’s Forest Products Resins segment and includes manufacturing sites located in Somersby, Australia and Sungai Petani, Malaysia. The ATG business produces a range of specialty chemical materials for the engineered wood, paper impregnation and laminating industries, including catalysts, release agents and wetting agents.

The Company received gross cash consideration for the ATG business in the amount of $49, which was used for general corporate purposes. The Company recorded a gain on this disposition of $44 which is included in “Gain on disposition” in the unaudited Condensed Consolidated Statements of Operations.

10. Segment Information
The Company’s business segments are based on the products that the Company offers and the markets that it serves. In the fourth quarter of 2017, the Company added Corporate and Other as a reportable segment. At March 31, 2018, the Company had three reportable segments: Epoxy, Phenolic and Coating Resins; Forest Products Resins; and Corporate and Other. A summary of the major products of the Company’s reportable segments follows:

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
Net Sales (1):
Following is revenue by reportable segment. Product sales within each reportable segment share economically similar risks. These risks include general economic and industrial conditions, competitive pricing pressures and the Company’s ability to pass on fluctuations in raw material prices to its customers. A substantial number of the Company’s raw material inputs are petroleum-based and their prices fluctuate with the price of oil. Due to differing regional industrial and economic conditions, the geographic distribution of revenue may impact the amount, timing and uncertainty of revenue and cash flows from contracts with customers.
Following is net sales by reportable segment disaggregated by geographic region:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Epoxy, Phenolic and Coating Resins	Forest Products Resins	Total	Epoxy, Phenolic and Coating Resins	Forest Products Resins	Total
North America	$233	$268	$501	$201	$251	$452
Europe	245	54	299	222	48	270
Asia Pacific	61	31	92	67	31	98
Latin America	1	53	54	2	48	50
Total	$540	$406	$946	$492	$378	$870
(1)     Intersegment sales are not significant and, as such, are eliminated within the selling segment.

Reconciliation of Net Loss to Segment EBITDA:

	Three Months Ended March 31,
	2018	2017
Reconciliation:
Net loss	$(13)	$(42)
Income tax expense	8	8
Interest expense, net	83	83
Depreciation and amortization	30	28
EBITDA	$108	$77
Items not included in Segment EBITDA:
Asset impairments	$25	$—
Business realignment costs	9	7
Gain on disposition	(44)	—
Realized and unrealized foreign currency losses (gains)	7	(1)
Loss on extinguishment of debt	—	3
Other	13	9
Total adjustments	10	18
Segment EBITDA	$118	$95

Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$70	$52
Forest Products Resins	67	61
Corporate and Other	(19)	(18)
Total	$118	$95
Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses. For the three months ended March 31, 2018 and 2017, these items primarily include expenses from retention programs and certain professional fees related to strategic projects. Business realignment costs for the three months ended March 31, 2018 and 2017 primarily include costs related to certain in-process facility rationalizations and cost reduction programs.
11. Changes in Accumulated Other Comprehensive Income (Loss)
Following is a summary of changes in “Accumulated other comprehensive income (loss)” for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$1	$(9)	$(8)	$3	$(42)	$(39)
Other comprehensive income before reclassifications, net of tax	—	14	14	—	6	6
Ending balance	$1	$5	$6	$3	$(36)	$(33)

12. Income Taxes

On December 22, 2017, the United States enacted tax reform legislation (“Tax Reform”) that included a broad range of business tax provisions, including but not limited to a reduction in the U.S. federal tax rate from 35% to 21% as well as provisions that limit or eliminate various deductions or credits. The legislation also causes U.S. expenses, such as interest and general administrative expenses, to be taxed and imposes a new tax on U.S. cross-border payments. The 2017 provision for income taxes included a provisional one-time charge of $65 for the transition tax on accumulated foreign earnings and profits, which resulted in an associated one-time reduction of an estimated $185 in the Company’s net operating loss carryforward. The 2017 provisional amounts for transition tax and related reduction to the Company’s net operating loss carryforward remain unchanged as of March 31, 2018.
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
The Company's accounting for the above items is based upon reasonable estimates of the tax effects of Tax Reform; however, its estimates may change upon the finalization of its implementation and additional interpretive guidance from regulatory authorities. We continue the process of gathering and analyzing additional information with respect to our earnings and profits to more precisely compute the amount of the one-time transition tax.  The Company will complete its accounting for the above tax effects of Tax Reform during 2018 as provided in SAB 118 and will reflect any adjustments to its provisional amounts as an adjustment to the provision for taxes in the reporting period in which the amounts are finally determined.
Additionally, certain provisions of Tax Reform are not effective until 2018. The Company continues to evaluate the impact of these provisions and has recorded a net zero impact in the financial statements due to U.S.’ valuation allowance. The Company has not made any accounting policy elections with respect to these items.
The effective tax rate was (133)% and (23)% for the three months ended March 31, 2018 and 2017, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and losses among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating gains and losses generated in jurisdictions where no tax expense or benefit was recognized due to the maintenance of a full valuation allowance.

For the three months ended March 31, 2018 and 2017, income tax expense relates primarily to income from certain foreign operations. In 2018, losses in the United States and certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to the maintenance of a full valuation allowance.
13. Guarantor/Non-Guarantor Subsidiary Financial Information

The Company’s 6.625% First-Priority Senior Secured Notes due 2020, 10.00% First-Priority Senior Secured Notes due 2020, 10.375% First Priority Senior Secured Notes due 2022, 13.75% Senior Secured Notes due 2022 and 9.00% Second-Priority Senior Secured Notes due 2020 are guaranteed by certain of its U.S. subsidiaries.

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

HEXION INC.
MARCH 31, 2018
CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0 and $18, respectively)	$19	$—	$94	$—	$113
Accounts receivable, net	128	1	375	—	504
Intercompany accounts receivable	136	—	28	(164)	—
Intercompany loans receivable - current portion	8	—	—	(8)	—
Inventories:
Finished and in-process goods	92	—	163	—	255
Raw materials and supplies	35	—	60	—	95
Other current assets	15	—	41	—	56
Total current assets	433	1	761	(172)	1,023
Investment in unconsolidated entities	160	14	21	(174)	21
Deferred income taxes	—	—	8	—	8
Other assets, net	14	7	25	—	46
Intercompany loans receivable	1,138	—	87	(1,225)	—
Property and equipment, net	382	—	518	—	900
Goodwill	52	—	61	—	113
Other intangible assets, net	25	—	9	—	34
Total assets	$2,204	$22	$1,490	$(1,571)	$2,145
Liabilities and Deficit
Current liabilities:
Accounts payable	$122	$—	$250	$—	$372
Intercompany accounts payable	28	—	136	(164)	—
Debt payable within one year	7	—	59	—	66
Intercompany loans payable within one year	—	—	8	(8)	—
Interest payable	99	—	2	—	101
Income taxes payable	5	—	7	—	12
Accrued payroll and incentive compensation	32	—	31	—	63
Other current liabilities	65	—	56	—	121
Total current liabilities	358	—	549	(172)	735
Long-term liabilities:
Long-term debt	3,501	—	202	—	3,703
Intercompany loans payable	87	—	1,138	(1,225)	—
Accumulated losses of unconsolidated subsidiaries in excess of investment	854	174	—	(1,028)	—
Long-term pension and post employment benefit obligations	30	—	226	—	256
Deferred income taxes	2	—	9	—	11
Other long-term liabilities	111	—	69	—	180
Total liabilities	4,943	174	2,193	(2,425)	4,885
Total Hexion Inc. shareholder’s deficit	(2,739)	(152)	(702)	854	(2,739)
Noncontrolling interest	—	—	(1)	—	(1)
Total deficit	(2,739)	(152)	(703)	854	(2,740)
Total liabilities and deficit	$2,204	$22	$1,490	$(1,571)	$2,145

HEXION INC.
DECEMBER 31, 2017
CONDENSED CONSOLIDATING BALANCE SHEET

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0 and $18, respectively)	$13	$—	$102	$—	$115
Accounts receivable, net	126	1	335	—	462
Intercompany accounts receivable	121	—	80	(201)	—
Intercompany loans receivable - current portion	1	—	22	(23)	—
Inventories:
Finished and in-process goods	85	—	136	—	221
Raw materials and supplies	36	—	56	—	92
Current assets held-for-sale	1	—	5	—	6
Other current assets	19	—	25	—	44
Total current assets	402	1	761	(224)	940
Investment in unconsolidated entities	158	13	20	(171)	20
Deferred income taxes	—	—	8	—	8
Long-term assets held for sale	—	—	2	—	2
Other long-term assets	17	8	24	—	49
Intercompany loans receivable	1,114	—	190	(1,304)	—
Property and equipment, net	410	—	514	—	924
Goodwill	52	—	60	—	112
Other intangible assets, net	32	—	10	—	42
Total assets	$2,185	$22	$1,589	$(1,699)	$2,097
Liabilities and Deficit
Current liabilities:
Accounts payable	$129	$—	$273	$—	$402
Intercompany accounts payable	80	—	121	(201)	—
Debt payable within one year	10	—	115	—	125
Intercompany loans payable within one year	22	—	1	(23)	—
Interest payable	80	—	2	—	82
Income taxes payable	6	—	6	—	12
Accrued payroll and incentive compensation	22	—	25	—	47
Current liabilities associated with assets held for sale	—	—	2	—	2
Other current liabilities	70	—	65	—	135
Total current liabilities	419	—	610	(224)	805
Long term liabilities:
Long-term debt	3,507	—	77	—	3,584
Intercompany loans payable	190	—	1,114	(1,304)	—
Accumulated losses of unconsolidated subsidiaries in excess of investment	668	171	—	(839)	—
Long-term pension and post employment benefit obligations	31	—	231	—	262
Deferred income taxes	2	—	9	—	11
Other long-term liabilities	109	—	68	—	177
Total liabilities	4,926	171	2,109	(2,367)	4,839
Total Hexion Inc. shareholder’s deficit	(2,741)	(149)	(519)	668	(2,741)
Noncontrolling interest	—	—	(1)	—	(1)
Total deficit	(2,741)	(149)	(520)	668	(2,742)
Total liabilities and deficit	$2,185	$22	$1,589	$(1,699)	$2,097

HEXION INC.
THREE MONTHS ENDED MARCH 31, 2018
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$431	$—	$570	$(55)	$946
Cost of sales	357	—	487	(55)	789
Gross profit	74	—	83	—	157
Selling, general and administrative expense	36	—	46	—	82
Gain on disposition	(24)	—	(20)	—	(44)
Asset impairments	25	—	—	—	25
Business realignment costs	6	—	3	—	9
Other operating expense, net	—	—	9	—	9
Operating income	31	—	45	—	76
Interest expense, net	79	—	4	—	83
Intercompany interest (income) expense, net	(20)	—	20	—	—
Other non-operating (income) expense, net	(19)	—	18	—	(1)
(Loss) income before tax and (losses) earnings from unconsolidated entities	(9)	—	3	—	(6)
Income tax (benefit) expense	(7)	—	15	—	8
Loss before (losses) earnings from unconsolidated entities	(2)	—	(12)	—	(14)
(Losses) earnings from unconsolidated entities, net of taxes	(11)	(3)	1	14	1
Net loss	$(13)	$(3)	$(11)	$14	$(13)
Comprehensive income (loss)	$1	$(2)	$2	$—	$1

HEXION INC.
THREE MONTHS ENDED MARCH 31, 2017
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$378	$—	$543	$(51)	$870
Cost of sales	322	—	466	(51)	737
Gross profit	56	—	77	—	133
Selling, general and administrative expense	33	—	46	—	79
Business realignment costs	4	—	3	—	7
Other operating income, net	(6)	—	—	—	(6)
Operating income	25	—	28	—	53
Interest expense, net	80	—	3	—	83
Intercompany interest (income) expense, net	(17)	—	17	—	—
Loss on extinguishment of debt	3	—	—	—	3
Other non-operating (income) expense, net	(8)	—	10	—	2
Loss before income tax and earnings from unconsolidated entities	(33)	—	(2)	—	(35)
Income tax (benefit) expense	(6)	—	14	—	8
Loss before earnings from unconsolidated entities	(27)	—	(16)	—	(43)
(Losses) earnings from unconsolidated entities, net of taxes	(15)	(2)	1	17	1
Net loss	$(42)	$(2)	$(15)	$17	$(42)
Comprehensive loss	$(36)	$(3)	$(3)	$6	$(36)

HEXION INC.
THREE MONTHS ENDED MARCH 31, 2018
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Hexion Inc.		Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows used in operating activities	$(49)		$—	$(34)		$—	$(83)
Cash flows provided by investing activities
Capital expenditures	(8)		—	(17)		—	(25)
Proceeds from disposition, net	24		—	25		—	49
Proceeds from sale of assets, net	—		—	1		—	1
Return of capital from subsidiary from sales of accounts receivable	73	(a)	—	—		(73)	—
	89		—	9		(73)	25
Cash flows (used in) provided by financing activities
Net short-term debt borrowings	(3)		—	(12)		—	(15)
Borrowings of long-term debt	50		—	116		—	166
Repayments of long-term debt	(58)		—	(38)		—	(96)
Net intercompany loan (repayments) borrowings	(23)		—	23		—	—
Long-term debt and credit facility financing fees paid	—		—	(1)		—	(1)
Return of capital to parent from sales of accounts receivable	—		—	(73)	(a)	73	—
	(34)		—	15		73	54
Effect of exchange rates on cash and cash equivalents	—		—	2		—	2
Change in cash and cash equivalents	6		—	(8)		—	(2)
Cash and cash equivalents at beginning of period	13		—	102		—	115
Cash and cash equivalents at end of period	$19		$—	$94		$—	$113

(a)
During the three months ended March 31, 2018, Hexion Inc. contributed receivables of $73 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the three months ended March 31, 2018, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Hexion Inc. by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined non-guarantor subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and Hexion Inc., respectively.

HEXION INC.
THREE MONTHS ENDED MARCH 31, 2017
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Hexion Inc.		Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows used in operating activities	$(93)		$—	$(25)		$—	$(118)
Cash flows provided by (used in) investing activities
Capital expenditures	(13)		—	(17)		—	(30)
Proceeds from sale of assets, net	4		—	—		—	4
Return of capital from subsidiary from sales of accounts receivable	33	(a)	—	—		(33)	—
	24		—	(17)		(33)	(26)
Cash flows provided by (used in) financing activities
Net short-term debt (repayments) borrowings	(3)		—	14		—	11
Borrowings of long-term debt	770		—	101		—	871
Repayments of long-term debt	(742)		—	(49)		—	(791)
Net intercompany loan borrowings (repayments)	46		—	(46)		—	—
Long-term debt and credit facility financing fees	(18)		—	(4)		—	(22)
Return of capital to parent from sales of accounts receivable	—		—	(33)	(a)	33	—
	53		—	(17)		33	69
Effect of exchange rates on cash and cash equivalents	—		—	2		—	2
Change in cash and cash equivalents	(16)		—	(57)		—	(73)
Cash and cash equivalents at beginning of period	28		—	168		—	196
Cash and cash equivalents at end of period	$12		$—	$111		$—	$123

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
Within the following discussion, unless otherwise stated, “the first quarter of 2018” refers to the three months ended March 31, 2018 and “the first quarter of 2017” refers to the three months ended March 31, 2017.
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

Reportable Segments
Our business segments are based on the products that we offer and the markets that we serve. At March 31, 2018, we had three reportable segments: Epoxy, Phenolic and Coating Resins; Forest Products Resins; and Corporate and Other. A summary of the major products of our reportable segments follows:

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

2018 Overview
Following are highlights from our results of operations for the three months ended March 31, 2018 and 2017:

	2018	2017	$ Change	% Change
Statements of Operations:
Net sales	$946	$870	$76	9%
Gross profit	157	133	24	18%
Operating income	76	53	23	43%
Loss before income tax	(6)	(35)	29	83%
Net loss	(13)	(42)	29	69%
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$70	$52	$18	35%
Forest Products Resins	67	61	6	10%
Corporate and Other	(19)	(18)	(1)	(6)%
Total	$118	$95	$23	24%

•
Net Sales—Net sales in the first quarter of 2018 were $946, an increase of 9% compared with the first quarter of 2017. This increase was driven by pricing, which positively impacted sales by $62 due largely to improved market conditions in our base epoxy resins business and raw material price increases contractually passed through to customers across many of our businesses. The impact of foreign exchange translation positively impacted net sales by $46 due to the strengthening of various currencies against the U.S. dollar in the first three months of 2018 compared to the first three months of 2017. Overall, volumes negatively impacted net sales by $28 primarily due to volume decreases in our epoxy specialty business driven by delays in the production of wind turbines in China.

•
Net Loss—Net loss in the first quarter of 2018 was $13, an improvement of 69% as compared with a net loss of $42 in the first quarter of 2017. This improvement was primarily driven by an increase in gross profit due to margin improvements discussed above and a gain on the sale of our ATG business of $44, partially offset by asset impairments of $25 in our oilfield business.

•
Segment EBITDA—For the first quarter of 2018, Segment EBITDA was $118, an increase of 24% compared with $95 in the first quarter of 2017. This increase was driven by increased margins in our base epoxy resins business and productivity in our North American formaldehyde and forest products resins businesses, in addition to the impact of our ongoing cost reduction initiatives. These improvements were partially offset by the volume decreases discussed above in our epoxy specialty business.

•
Restructuring and Cost Reduction Programs—In November 2017, we initiated new cost reduction programs that will be completed in the first half of 2018. We expect these programs to generate $43 of incremental annual savings once fully implemented. During the first quarter of 2018, we have achieved $13 in cost savings related to our new and ongoing productivity and cost reduction programs. With the addition of the new programs discussed above, we have a total of $39 of in-process cost savings. We have taken the majority of the actions and the impact will be realized by the end of 2018.

•	Sale of ATG Business—In January 2018, we completed the sale of our ATG business for a purchase price of $49 and recorded a gain on this disposition of $44.

•
Growth Initiatives—We recently introduced our new Voyager mobile resin coating service within our oilfield business, a new technology offering customers efficient manufacturing of resin coated proppants in close proximity to the wellsite. Further, we continue to invest in new coatings technologies and capacity in response to recent volatile organic compounds regulation in China. We also continue to focus on new product development and have taken steps to improve our analytical and product development services for our global grid, such as the recently completed expansion of our technology center in Edmonton.

Short-term Outlook
In 2018, we expect strong market demand to continue to drive volume increases in our North American formaldehyde business. Additionally, we continue to expect improved demand in our North American forest products resins business due to ongoing growth in U.S. housing starts and remodeling. We also anticipate modest overall improvement in our Latin American forest products resins business due to recovery in the Brazilian economy.
We expect results in our base epoxy business to continue to improve throughout 2018 due to improved market conditions. We expect our epoxy specialty business to benefit from significant improvements in market demand for waterborne coatings over the next few years, primarily in China. Overall, we expect demand in our epoxy specialty business to remain below historical levels, although demand is expected to stabilize during the year due to government supported investment in the China wind energy market. Lastly, we expect our phenolic resins business to benefit from cost reductions associated with our recently completed grid optimization efforts in Europe.
We also anticipate year over year improvements across all of our businesses due to savings associated with our ongoing restructuring and cost reduction initiatives. Finally, we expect raw material prices to stabilize in 2018, following large increases in 2017.
Portfolio Optimization Initiatives
In January 2018, we completed the sale of our ATG business. We received $49 million in proceeds from the transaction, or approximately twelve times ATG’s Segment EBITDA over the last twelve months. In addition, we have initiated a process for the potential sale of a portion of our Epoxy, Phenolic and Coatings Resins segment. Should a sale occur, we expect that proceeds will be used to reduce our debt.
Tax Reform Implications
The 2017 U.S. tax reform reduced the U.S corporate tax rate and included beneficial depreciation provisions, while other provisions could have an adverse effect on our results. Specifically, new provisions that cause U.S. expenses, such as interest and general administrative expenses, to be taxed and also imposes a tax on U.S cross-border payments that could adversely impact our effective tax rate. We continue to evaluate the impacts as additional guidance becomes available. See Note 12 in Item 1 of this Quarterly Report on Form 10-Q for more information.
Matters Impacting Comparability of Results
Raw Material Prices
Raw materials comprise approximately 75% of our cost of sales. The three largest raw materials used in our production processes are phenol, methanol and urea. These materials represent about half of our total raw material costs. Fluctuations in energy costs, such as volatility in the price of crude oil and related petrochemical products, as well as the cost of natural gas have historically caused volatility in our raw material and utility costs. In the first three months of 2018 compared to the first three months of 2017 the average price of methanol and urea increased by approximately 10%, and 3%, respectively, and the average price of phenol decreased by approximately 3%. The impact of passing through raw material price changes to customers can result in significant variances in sales comparisons from year to year.
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

Results of Operations
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2018		2017
	$	% of Net Sales	$	% of Net Sales
Net sales	$946	100%	$870	100%
Cost of sales	789	83%	737	85%
Gross profit	157	17%	133	15%
Selling, general and administrative expense	82	9%	79	9%
Gain on disposition	(44)	(6)%	—	—%
Asset impairments	25	3%	—	—%
Business realignment costs	9	1%	7	1%
Other operating expense (income), net	9	1%	(6)	(1)%
Operating income	76	9%	53	6%
Interest expense, net	83	9%	83	10%
Loss on extinguishment of debt	—	—%	3	—%
Other non-operating (income) expense, net	(1)	—%	2	—%
Total non-operating expense	82	9%	88	10%
Loss before income tax and earnings from unconsolidated entities	(6)	—%	(35)	(4)%
Income tax expense	8	1%	8	1%
Loss before earnings from unconsolidated entities	(14)	(1)%	(43)	(5)%
Earnings from unconsolidated entities, net of taxes	1	—%	1	—%
Net loss	$(13)	(1)%	$(42)	(5)%
Other comprehensive income	$14		$6
Three Months Ended March 31, 2018 vs. Three Months Ended March 31, 2017
Net Sales
In the first quarter of 2018, net sales increased by $76, or 9%, compared to the first quarter of 2017. Pricing positively impacted sales by $62 due primarily to improved market conditions in our base epoxy resins business and raw material price increases contractually passed through to customers across many of our businesses. Foreign currency translation positively impacted net sales by $46 due to an overall strengthening of various foreign currencies against the U.S. dollar in the first quarter of 2018 compared to the first quarter of 2017. Volume decreases had a negative impact on net sales of $28, which was primarily due to volume decreases in our epoxy specialty business largely driven by delays in the production of wind turbines in China.
Gross Profit
In the first quarter of 2018, gross profit increased by $24 compared to the first quarter of 2017. Gross profit as a percentage of net sales increased by 2% due to margin expansion driven by the market conditions in our base epoxy resins business and raw material price increases discussed above, as well as our ongoing restructuring initiatives.
Operating Income
In the first quarter of 2018, operating income increased by $23 compared to the first quarter of 2017, driven primarily by a gain on the disposition of our ATG business of $44 and the increase in gross profit of $24 discussed above. These increases were partially offset by asset impairments in our oilfield business of $25, as well an increase in other operating expense of $15, increased selling, general and administrative expense of $3 and increased business realignment costs of $2. The increase in other operating expense was driven by an increase in realized and unrealized foreign currency losses and a reduction in gains on the sale of assets. The increase in selling, general and administrative expense was due primarily to fees related to ongoing strategic projects, partially offset by our ongoing cost savings and productivity actions. Lastly, the increase in business realignment costs is related to the idling of a manufacturing facility in our oilfield business during the first quarter of 2018.
Non-Operating Expense
In the first quarter of 2018, total non-operating expense decreased by $6 compared to the first quarter of 2017 due to losses on debt extinguishment in 2017 that did not recur in 2018 and an increase in realized and unrealized foreign currency gains.

Income Tax Expense

The effective tax rate was (133)% and (23)% for the first quarter of 2018 and 2017, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and losses among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating gains and losses generated in jurisdictions where no tax expense or benefit was recognized due to the maintenance of a full valuation allowance.

For the first quarter of 2018 and 2017, income tax expense relates primarily to income from certain foreign operations. In 2018, losses in the United States and certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to the maintenance of a full valuation allowance.
Other Comprehensive Income
For the first quarter of 2018, foreign currency translation positively impacted other comprehensive income by $14, primarily due to an overall strengthening of various foreign currencies against the U.S. dollar in the first quarter of 2018.
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

	Three Months Ended March 31,
	2018	2017
Net Sales (1):
Epoxy, Phenolic and Coating Resins	$540	$492
Forest Products Resins	406	378
Total	$946	$870

Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$70	$52
Forest Products Resins	67	61
Corporate and Other	(19)	(18)
Total	$118	$95
(1)     Intersegment sales are not significant and, as such, are eliminated within the selling segment.
Three Months Ended March 31, 2018 vs. Three Months Ended March 31, 2017 Segment Results
Following is an analysis of the percentage change in net sales by segment from the three months ended March 31, 2017 to the three months ended March 31, 2018:

	Volume	Price/Mix	Currency Translation	Impact of Dispositions	Total
Epoxy, Phenolic and Coating Resins	(5)%	7%	8%	—%	10%
Forest Products Resins	(1)%	7%	2%	(1)%	7%

Epoxy, Phenolic and Coating Resins
Net sales in the first quarter of 2018 increased by $48, or 10%, when compared to the first quarter of 2017. Pricing positively impacted net sales by $36 due primarily to improved market conditions in our base epoxy resins business and raw material price increases contractually passed through to customers across many of our businesses. The impact of foreign exchange translation positively impacted net sales by $37, due primarily to the strengthening of the euro and Chinese yuan against the U.S. dollar in the first quarter of 2018 compared to the first quarter of 2017. Lastly, volume negatively impacted net sales by $25, primarily due to volume decreases in our epoxy specialty business largely driven by delays in the production of wind turbines in China.

Segment EBITDA in the first quarter of 2018 increased by $18 to $70 compared to the first quarter of 2017. The increase was driven by increased margins in our base epoxy resins business, as well as increased operating efficiencies and the impact of our ongoing cost reduction initiatives, most notably in our phenolic resins business. This increase was partially offset by margin compression and the volume decrease discussed above in our epoxy specialty business.
Forest Products Resins
Net sales in the first quarter of 2018 increased by $28, or 7%, when compared to the first quarter of 2017. Pricing positively impacted net sales by $26, which was primarily due to raw material price increases contractually passed through to customers across many of our businesses. Foreign exchange translation positively impacted net sales by $9 due to an overall strengthening of various foreign currencies against the U.S. dollar in the first quarter of 2018 compared to the first quarter of 2017. Volumes negatively impacted net sales by $3, and were primarily driven by decreases in our North American formaldehyde and forest products resins businesses due to unfavorable weather conditions in the U.S. Gulf Coast, partially offset by increased volumes in our Latin American forest products resins business driven by ongoing recovery in the Brazilian economy. Lastly, the disposition of our ATG business in the first quarter of 2018 negatively impacted sales by $4.
Segment EBITDA in the first quarter of 2018 increased by $6, to $67, compared to the first quarter of 2017. This increase was primarily driven by productivity and ongoing cost reduction initiatives in our North American formaldehyde and forest products resins businesses.
Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions, unallocated foreign exchange gains and losses and legacy company costs not allocated to the other segments. Corporate and Other charges in the first quarter of 2018 increased by $1 compared to the first quarter of 2017 due primarily to higher compensation costs and the negative impact of foreign exchange translation, largely offset by our ongoing cost savings efforts.
Reconciliation of Net Loss to Segment EBITDA:

	Three Months Ended March 31,
	2018	2017
Reconciliation:
Net loss	$(13)	$(42)
Income tax expense	8	8
Interest expense, net	83	83
Depreciation and amortization	30	28
EBITDA	$108	$77
Items not included in Segment EBITDA:
Asset impairments	25	—
Business realignment costs	$9	$7
Gain on disposition	(44)	—
Realized and unrealized foreign currency losses (gains)	7	(1)
Loss on extinguishment of debt	—	3
Other	13	9
Total adjustments	10	18
Segment EBITDA	$118	$95

Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$70	$52
Forest Products Resins	67	61
Corporate and Other	(19)	(18)
Total	$118	$95

Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses. For the three months ended March 31, 2018 and 2017, these items primarily include expenses from retention programs and certain professional fees related to strategic projects. Business realignment costs for the three months ended March 31, 2018 and 2017 primarily include costs related to certain in-process facility rationalizations and cost reduction programs.

Liquidity and Capital Resources
We are a highly leveraged company. Our primary sources of liquidity are cash flows generated from operations and availability under the ABL Facility. Our primary liquidity requirements are interest, working capital and capital expenditures.

At March 31, 2018, we had $3,769 of outstanding debt and $282 in liquidity consisting of the following:

•	$95 of unrestricted cash and cash equivalents (of which $76 is maintained in foreign jurisdictions);

•	$145 of borrowings available under our ABL Facility ($350 borrowing base less $160 of outstanding borrowings and $45 of outstanding letters of credit); and

•	$42 of time drafts and borrowings available under credit facilities at certain international subsidiaries
Our net working capital (defined as accounts receivable and inventories less accounts payable) at March 31, 2018 and December 31, 2017 was $482 and $373, respectively. A summary of the components of our net working capital as of March 31, 2018 and December 31, 2017 is as follows:

	March 31, 2018	% of LTM Net Sales	December 31, 2017	% of LTM Net Sales (1)
Accounts receivable	$504	14%	$462	13%
Inventories	350	9%	313	9%
Accounts payable	(372)	(10)%	(402)	(12)%
Net working capital(1)	$482	13%	$373	10%

(1)
The components of net working capital at December 31, 2017 exclude $6 of net working capital related to the ATG business. The assets and liabilities are classified as held for sale in the December 31, 2017 Consolidated Balance Sheet.

The increase in net working capital of $109 from December 31, 2017 was driven by increases in accounts receivable of $42 and inventory of $37 and a decrease in accounts payable of $30. The increases were primarily the result of increased volumes in the first quarter of 2018 compared to the fourth quarter of 2017 due to market conditions and seasonality, as well as raw material price inflation and inventory build for turnarounds. The decrease in accounts payable was largely related to the timing of vendor payments. To minimize the impact of seasonal changes in net working capital on cash flows, we continue to review inventory safety stock levels, focus on accelerating receivable collections by offering incentives to customers to encourage early payment or through the sale of receivables at a discount and negotiate with vendors or enter into inventory financing arrangements to extend payment terms.
We periodically borrow from the ABL Facility to support our short-term liquidity requirements, particularly when net working capital requirements increase in response to the seasonality of our volumes. As of March 31, 2018, there were $160 of outstanding borrowings under the ABL Facility.
Short-Term Outlook
The following factors will impact cash flows for the remainder of 2018:

•
Interest and Income Taxes: We expect cash outflows in 2018 related to interest payments on our debt of approximately $315, with the largest components being paid in the second and fourth quarters, and income tax payments between $15 and $25.

•	Capital Spending: Capital spending in 2018 is expected to be between $80 and $90.

•
Working Capital: In the first quarter of 2018, our net working capital increased by $109 due primarily to sequential volume increases, seasonality, inventory build for turnarounds and a weaker U.S. dollar. We expect net working capital to stabilize in the second quarter and decrease in the second half of the year, consistent with historical trends. For the year we anticipate a slight increase in working capital in 2018, as compared to 2017.

•
Restructuring Activities: We expect that the 2018 cost savings associated with our recently announced cost reduction programs, as well as our other ongoing and recently completed restructuring and cost reduction activities, will exceed the one-time cash costs in 2018 associated with these programs and have a net positive impact on our liquidity and cash flows.

•
Sales of Assets: We regularly review our portfolio and are currently exploring potential divestitures. While there is no guarantee of a transaction, it could include a specific business unit or combination of several businesses. As mentioned above, we completed the sale of our ATG business in January 2018 for cash proceeds of $49. Also, we continue to evaluate additional sales of miscellaneous or idle assets, which would further increase our liquidity.

We plan to fund these outflows with available cash and cash equivalents, cash from operations and, if necessary, through available borrowings under our ABL Facility. We continue to expect significant improvement in our overall 2018 operating cash flows compared to 2017, driven by anticipated improvement in business performance, the impact of our cost reduction programs and lower restructuring spend. Based on our liquidity position as of March 31, 2018 and projections of operating cash flows, we expect to have sufficient liquidity to fund our operations for the next twelve months.

We have $1.9 billion of First Priority Senior Secured Notes maturing in April 2020 and $0.6 billion of Second Priority Notes maturing in November 2020. Additionally, if 91 days prior to the scheduled maturity of these notes, more than $50 aggregate principal amount of maturing notes is outstanding, our ABL Facility, which matures in December 2021, will accelerate and become immediately due and payable.
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
Sources and Uses of Cash
Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2018	2017
(Uses) sources of cash:
Operating activities	$(83)	$(118)
Investing activities	25	(26)
Financing activities	54	69
Effect of exchange rates on cash flow	2	2
Net change in cash and cash equivalents	$(2)	$(73)

Operating Activities
In the first quarter of 2018, operations used $83 of cash. Net loss of $13 included $18 of net non-cash expense items, consisting of depreciation and amortization of $30, non-cash asset impairments of $25, amortization of deferred financing fees of $4, unrealized foreign currency losses of $3 and deferred tax expense of $1, partially offset by a gain on disposition of $44. Net working capital used $94, which was largely driven by increases in accounts receivable and inventories due primarily to raw material price increases. Changes in other assets and liabilities and income taxes payable provided $6 due to the timing of when items were expensed versus paid.
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
Investing Activities
In the first quarter of 2018, investing activities provided $25 of cash, primarily related to net proceeds from the ATG disposition of $49 and proceeds from sale of assets of $1, partially offset by capital expenditures of $25 (including capitalized interest).
In the first quarter of 2017, investing activities used $26 of cash, primarily driven by capital expenditures of $30, partially offset by net proceeds from the sale of assets of $4.
Financing Activities
In the first quarter of 2018, financing activities provided $54 of cash. Net short-term debt repayments were $15 and net long-term debt borrowings were $70. Our long-term debt borrowings primarily consisted of $160 in ABL borrowings.
In the first quarter of 2017, financing activities provided $69 of cash. Net short-term debt borrowings were $11 and net long-term debt borrowings were $80. Our long-term debt borrowings primarily consisted of $81 in ABL borrowings, and the refinancing our 8.875% Senior Secured Notes due 2018 in February 2017.
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
The indentures that govern our 6.625% First-Priority Senior Secured Notes, 10.00% First Lien Notes, 10.375% First Priority Senior Secured Notes, 13.75% Senior Secured Notes and 9.00% Second-Priority Senior Secured Notes (the “Secured Indentures”) contain an Adjusted EBITDA to Fixed Charges ratio incurrence test which may restrict our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet this ratio (measured on a last twelve months, or LTM, basis) of at least 2.0:1. The Adjusted EBITDA to Fixed Charges Ratio under the Secured Indentures is generally defined as the ratio of (a) Adjusted EBITDA to (b) net interest expense excluding the amortization or write-off of deferred financing costs, each measured on an LTM basis. See below for our Adjusted EBITDA to Fixed Charges Ratio calculation.
Our ABL Facility, which is subject to a borrowing base, does not have any financial maintenance covenant other than a minimum fixed charge coverage ratio of 1.0 to 1.0 that would only apply if our availability under the ABL Facility at any time is less than the greater of (a) $35 and (b) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time. The fixed charge coverage ratio under the credit agreement governing the ABL Facility is generally defined as the ratio of (a) Adjusted EBITDA minus non-financed capital expenditures and cash taxes to (b) debt service plus cash interest expense plus certain restricted payments, each measured on an LTM basis. At March 31, 2018, our availability under the ABL Facility exceeded such levels; therefore, the minimum fixed charge ratio covenant did not apply. As of March 31, 2018, we were in compliance with all covenants that govern the ABL Facility. We do not believe that a covenant default under the ABL Facility is reasonably likely to occur in the foreseeable future.
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

The following table reconciles net loss to EBITDA and Adjusted EBITDA, and calculates the ratio of Adjusted EBITDA to Fixed Charges as calculated under our Secured Indentures for the period presented:

March 31, 2018
LTM Period
Net loss	$(205)
Income tax expense	18
Interest expense, net	329
Depreciation and amortization	117
Accelerated depreciation	14
EBITDA	273
Adjustments to EBITDA:
Asset impairments	38
Business realignment costs (1)	54
Realized and unrealized foreign currency losses	11
Gain on disposition	(44)
Unrealized gains on pension and postretirement benefits (2)	(4)
Other (3)	67
Cost reduction programs savings (4)	39
Adjustment for ATG disposition(5)	(4)
Adjusted EBITDA	$430
Pro forma fixed charges (6)	$314
Ratio of Adjusted EBITDA to Fixed Charges (7)	1.37

(1)
Primarily represents cost related to headcount reduction expenses and plant rationalization costs related to in-process and recently completed cost reduction programs, termination costs and other costs associated with business realignments.

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

(5)	Represents pro forma LTM Adjusted EBITDA impact of the ATG disposition, which occurred during the first quarter of 2018.

(6)	Reflects pro forma interest expense based on interest rates at March 31, 2018.

(7)
The Company’s ability to incur additional indebtedness, among other actions, is restricted under the Secured Indentures, unless the Company has an Adjusted EBITDA to Fixed Charges ratio of at least 2.0 to 1.0. As of March 31, 2018, we did not satisfy this test. As a result, we are subject to restrictions on our ability to incur additional indebtedness and to make investments; however, there are exceptions to these restrictions, including exceptions that permit indebtedness under our ABL Facility (available borrowings of which were $145 at March 31, 2018).

Recently Issued Accounting Standards
See Note 2 in Item 1 of Part I of this Quarterly Report on Form 10-Q for a detailed description of recently issued accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no material developments during the first three months of 2018 on the matters we have previously disclosed about quantitative and qualitative market risk in our Annual Report on Form 10-K for the year ended December 31, 2017.
Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2018. Based upon that evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2018.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
The Company agreed to pay the Louisville Air Pollution Control District (the “District”) a $0.2 million penalty to resolve alleged violations in 2016, 2017 and 2018 of the District’s air pollution laws and the Company’s air permit.  The District approved an Order documenting this resolution on April 18, 2018.
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
Changes in global economic and financial market conditions could impact our business operations in a number of ways including, but not limited to, the following:

•	reduced demand in key customer segments, such as oil and gas, automotive, building, construction and electronics, compared to prior years;

•	weak economic conditions in our primary regions of operations: U.S., Europe, and Asia;

•	payment delays by customers and reduced demand for our products caused by customer insolvencies and/or the inability of customers to obtain adequate financing to maintain operations;

•	insolvency of suppliers or the failure of suppliers to meet their commitments resulting in product delays;

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
Raw materials costs made up approximately 75% of our cost of sales in the first quarter of 2018. The prices of our direct and indirect raw materials have been, and we expect them to continue to be, volatile. If the cost of direct or indirect raw materials increases significantly and we are unable to offset the increased costs with higher selling prices, our profitability will decline. Increases in prices for our products could also hurt our ability to remain both competitive and profitable in the markets in which we compete.
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
Several of the markets that we operate in are highly competitive, and this competition could harm our results of operations, cash flows and financial condition. Our competitors include major international producers as well as smaller regional competitors. We believe that the most significant competitive factor that impacts demand for certain of our products is selling price. We may be forced to lower our selling price based on our competitors’ pricing decisions, which would reduce our profitability. Certain markets that we serve have become commoditized in recent years and have given rise to several industry participants, resulting in strong price competition in these markets. In addition, we face competition from a number of products that are potential substitutes for our products. Growth in substitute products could adversely affect our market share, net sales and profit margins.
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
We have not yet realized all of the cost savings and synergies we expect to achieve from our ongoing strategic initiatives. A variety of risks could cause us not to realize the expected cost savings and synergies, including but not limited to, higher than expected severance costs related to staff reductions; higher than expected retention costs for employees that will be retained; higher than expected stand-alone overhead expenses; delays in the anticipated timing of activities related to our cost-savings plans; and other unexpected costs associated with operating our business. In November 2017, we initiated new cost reduction programs that we expect to generate approximately $43 of annual savings once fully implemented. As of March 31, 2018, we had $39 of total in-process cost savings related to new and existing programs.
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

Cyber security attacks and other disruptions to our information systems could interfere with our operations, and could compromise our information and the information of our customers and suppliers, which would adversely affect our relationships with business partners and harm our brands, reputation and financial results.

In the ordinary course of business, we rely upon information systems, some of which are managed by third parties, to process, transmit and store digital information, and to manage or support a variety of business processes and activities, including supply chain, manufacturing, distribution, invoicing, and collection of payments from customers. We use information systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. Additionally, we collect and store sensitive data, including intellectual property, proprietary business information, the proprietary business information of our customers, suppliers and Momentive Performance Materials Inc. (“MPM”) under the Shared Services Agreement, as well as personally identifiable information of our customers, suppliers and employees and MPM. The secure operation of our systems, and the processing and maintenance of this information is critical to our business operations and strategy. Despite actions to mitigate or eliminate risk, our information systems may be vulnerable to damage, disruptions or shutdowns due to the activity of hackers, employee error or malfeasance, or other disruptions including, power outages, telecommunication or utility failures, natural disasters or other catastrophic events. The occurrence of any of these events could compromise our systems and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations, and damage our reputation which could adversely affect our business, financial condition and results of operations.
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
Many aspects of the Tax Reform remain unclear, and although further clarifying guidance is expected to be issued in the future (by the Internal Revenue Service (“IRS”), the U.S. Treasury Department or via a technical correction law change), it may not be clarified for some time. In addition, many U.S. states have not updated their laws to take into account the new federal legislation. Aspects of U.S. tax reform may lead foreign jurisdictions to respond by enacting additional tax legislation that is unfavorable to us. As a result, we have not yet been able to determine the full impact of the new laws on our results of operations and financial condition. It is possible that U.S. tax reform, or interpretations under it, could change and could have an adverse effect on us, and such effect could be material.

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
During the first quarter of 2017, we issued $485 aggregate principal amount of 10.375% First Priority Senior Secured Notes due 2022 (the “New First Lien Notes”) and $225 aggregate principal amount of 13.75% Senior Secured Notes due 2022 (the “New Senior Secured Notes”). During the second quarter of 2017, we issued $75 aggregate principal amount of New First Lien Notes. These notes mature in February 2022 and have substantially the same terms as the New First Lien Notes issued in February 2017. In connection with the issuance of the new notes in February 2017, certain lenders under our ABL Facility provided extended revolving facility commitments in an aggregate principal amount of $350 with a maturity date of December 5, 2021 (subject to early maturity triggers), the existing commitments were terminated and the size of the ABL facility was reduced from $400 to $350.
We have substantial consolidated indebtedness. As of March 31, 2018, we had approximately $3.8 billion of consolidated outstanding indebtedness, including payments due within the next twelve months and short-term borrowings. In addition, we had a $145 undrawn revolver under our ABL Facility, subject to a borrowing base, after giving effect to $45 of outstanding letters of credit. In 2018, our annualized cash interest expense is projected to be approximately $313 based on consolidated indebtedness and interest rates at March 31, 2018, of which $307 represents cash interest expense on fixed-rate obligations.
As of March 31, 2018, approximately $170, or 5%, of our borrowings were at variable interest rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same. Assuming our consolidated variable interest rate indebtedness outstanding as of March 31, 2018 remains the same, an increase of 1% in the interest rates payable on our variable rate indebtedness would increase our annual estimated debt service requirements by approximately $2.
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
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
This item is not applicable to the registrant.

Item 5.	Other Information

None.

Item 6.    Exhibits

10.1 †	Hexion Holdings LLC 2018 Incentive Compensation Plan

10.2
Deer Park Site Services, Utilities, Materials and Facilities Agreement, effective as of April 1, 2018, between Shell Chemical LP and Hexion Deer Park LLC, as successor in interest to Shell Epoxy Resins LLC, and Hexion Inc.

10.3	Moerdijk VAD Site Services, Utilities, Materials and Facilities Agreement, effective April 1, 2018, between Hexion VAD B.V. and Shell Nederland Chemie B.V.

10.4	Pernis VAD Site Services, Utilities, Materials and Facilities Agreement, effective April 1, 2018, between Hexion VAD B.V. and Shell Nederland Raffinaderij B.V.

10.5	Pernis BERI Site Services, Utilities, Materials and Facilities Agreement, effective April 1, 2018, between Hexion B.V. and Shell Nederland Raffinaderij B.V.

10.6
Assignment and Assumption of Deer Park Ground Lease and Grant of Easements and Extension of Term, effective April 1, 2018, between Shell Chemical LP and Hexion Inc., as successor in interest to Shell Epoxy Resins LLC, and Hexion Deer Park LLC

10.7	Partial Assignment & Extension of the Amended and Restated Agreement of Sub-lease, effective April 1, 2018, between Hexion Pernis Lease B.V. and Hexion VAD B.V. and Shell Nederland Raffinaderij B.V.

10.8	First Amended and Restated Moerdijk Agreement of Lease, effective November 14, 2000, between Shell Nederland Chemie B.V. and Shell Epoxy Resins Nederland B.V.

10.9	Extension of the Amended and Restated Agreement of Lease (Moerdijk), effective April 1, 2018, between Hexion Moerdijk Lease B.V. and Shell Nederland Chemie B.V.

31.1	Rule 13a-14 Certifications:

(a) Certificate of the Chief Executive Officer

(b) Certificate of the Chief Financial Officer

32.1	Section 1350 Certifications

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

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

HEXION INC.

Date:	May 14, 2018	/s/ George F. Knight
George F. Knight
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)