Form 10-Q
period 2018-06-30
HEXION INC.
filed 2018-08-07
CIK 13239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒ No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on August 1, 2018: 82,556,847

HEXION INC.

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
HEXION INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions, except share data)	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $16 and $18, respectively)	$130	$115
Accounts receivable (net of allowance for doubtful accounts of $18 and 19, respectively)	473	462
Inventories:
Finished and in-process goods	245	221
Raw materials and supplies	103	92
Current assets held for sale	—	6
Other current assets	62	44
Total current assets	1,013	940
Investment in unconsolidated entities	22	20
Deferred income taxes	9	8
Long-term assets held for sale	—	2
Other long-term assets	42	49
Property and equipment:
Land	87	84
Buildings	282	291
Machinery and equipment	2,299	2,327
	2,668	2,702
Less accumulated depreciation	(1,810)	(1,778)
	858	924
Goodwill	110	112
Other intangible assets, net	32	42
Total assets	$2,086	$2,097
Liabilities and Deficit
Current liabilities:
Accounts payable	$397	$402
Debt payable within one year	82	125
Interest payable	82	82
Income taxes payable	10	12
Accrued payroll and incentive compensation	60	47
Current liabilities associated with assets held for sale	—	2
Other current liabilities	119	135
Total current liabilities	750	805
Long-term liabilities:
Long-term debt	3,678	3,584
Long-term pension and post employment benefit obligations	246	262
Deferred income taxes	11	11
Other long-term liabilities	178	177
Total liabilities	4,863	4,839
Commitments and contingencies (see Note 7)
Deficit
Common stock—$0.01 par value; 300,000,000 shares authorized, 170,605,906 issued and 82,556,847 outstanding at June 30, 2018 and December 31, 2017	1	1
Paid-in capital	526	526
Treasury stock, at cost—88,049,059 shares	(296)	(296)
Accumulated other comprehensive loss	(10)	(8)
Accumulated deficit	(2,998)	(2,964)
Total Hexion Inc. shareholder’s deficit	(2,777)	(2,741)
Noncontrolling interest	—	(1)
Total deficit	(2,777)	(2,742)
Total liabilities and deficit	$2,086	$2,097
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Net sales	$995	$912	$1,941	$1,782
Cost of sales	829	778	1,618	1,515
Gross profit	166	134	323	267
Selling, general and administrative expense	77	77	159	156
Gain on disposition	—	—	(44)	—
Asset impairments	—	—	25	—
Business realignment costs	5	10	14	17
Other operating expense, net	11	9	20	3
Operating income	73	38	149	91
Interest expense, net	84	82	167	165
Loss on extinguishment of debt	—	—	—	3
Other non-operating expense (income), net	8	(7)	7	(5)
Loss before income tax and earnings from unconsolidated entities	(19)	(37)	(25)	(72)
Income tax expense (benefit)	3	(1)	11	7
Loss before earnings from unconsolidated entities	(22)	(36)	(36)	(79)
Earnings from unconsolidated entities, net of taxes	1	2	2	3
Net loss	(21)	(34)	(34)	(76)
Net income attributable to noncontrolling interest	(1)	—	(1)	—
Net loss attributable to Hexion Inc.	$(22)	$(34)	$(35)	$(76)
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Net loss	$(21)	$(34)	$(34)	$(76)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(16)	9	(2)	15
Other comprehensive (loss) income	(16)	9	(2)	15
Comprehensive loss	(37)	(25)	(36)	(61)
Comprehensive income attributable to noncontrolling interest	(1)	—	(1)	—
Comprehensive loss attributable to Hexion Inc.	$(38)	$(25)	$(37)	$(61)
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(In millions)	2018	2017
Cash flows used in operating activities
Net loss	$(34)	$(76)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	58	56
Non-cash asset impairments	25	—
Deferred tax benefit	—	(2)
Loss (gain) on sale of assets	2	(2)
Gain on disposition	(44)	—
Amortization of deferred financing fees	8	8
Loss on extinguishment of debt	—	3
Unrealized foreign currency losses	12	4
Other non-cash adjustments	(2)	(2)
Net change in assets and liabilities:
Accounts receivable	(27)	(96)
Inventories	(40)	(50)
Accounts payable	12	13
Income taxes payable	1	1
Other assets, current and non-current	(18)	2
Other liabilities, current and long-term	5	(54)
Net cash used in operating activities	(42)	(195)
Cash flows provided by (used in) investing activities
Capital expenditures	(43)	(57)
Proceeds from disposition, net	49	—
Proceeds from sale of assets, net	1	4
Net cash provided by (used in) investing activities	7	(53)
Cash flows provided by financing activities
Net short-term debt borrowings	3	8
Borrowings of long-term debt	294	1,119
Repayments of long-term debt	(243)	(928)
Long-term debt and credit facility financing fees paid	(1)	(24)
Net cash provided by financing activities	53	175
Effect of exchange rates on cash and cash equivalents	(3)	5
Change in cash and cash equivalents	15	(68)
Cash and cash equivalents at beginning of period	115	196
Cash and cash equivalents at end of period	$130	$128
Supplemental disclosures of cash flow information
Cash paid for:
Interest, net	$159	$147
Income taxes, net	10	9
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENT OF DEFICIT (Unaudited)

(In millions)	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Hexion Inc. Deficit	Noncontrolling Interest	Total
Balance at December 31, 2017	$1	$526	$(296)	$(8)	$(2,964)	$(2,741)	$(1)	$(2,742)
Net (loss) income	—	—	—	—	(35)	(35)	1	(34)
Other comprehensive loss	—	—	—	(2)	—	(2)	—	(2)
Impact of change in accounting policy	—	—	—	—	1	1	—	1
Balance at June 30, 2018	$1	$526	$(296)	$(10)	$(2,998)	$(2,777)	$—	$(2,777)

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In millions, except share data)
1. Background and Basis of Presentation
Based in Columbus, Ohio, Hexion Inc. (“Hexion” or the “Company”) serves global industrial markets through a broad range of thermoset technologies, specialty products and technical support for customers in a diverse range of applications and industries. The Company’s business is organized based on the products offered and the markets served. At June 30, 2018, the Company had three reportable segments: Epoxy, Phenolic and Coating Resins; Forest Products Resins; and Corporate and Other.
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
2. Summary of Significant Accounting Policies
Revenue Recognition—The Company follows the principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. Revenue, net of estimated allowances and returns, is recognized when the Company has completed its performance obligations under a contract and control of the product is transferred to the customer. Substantially all revenue is recognized at the time shipment is made or upon delivery as risk and title to the product transfer to the customer. Sales, value add, and other taxes that are collected concurrently with revenue-producing activities are excluded from revenue. Contract terms for certain transactions, including sales made on a consignment basis, result in the transfer of control of the finished product to the customer prior to the point at which the Company has the right to invoice for the product. In these cases, timing of revenue recognition will differ from the timing of invoicing to customers and will result in the Company recording a contract asset. At June 30, 2018, a contract asset balance of $12 is recorded within “Other current assets” with a corresponding decrease of $9 recorded within “Finished and in-process goods” in the unaudited Condensed Consolidated Balance Sheet. Refer to Note 10 for additional discussion of the Company’s net sales by reportable segment disaggregated by geographic region.
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
Subsequent Events—The Company has evaluated events and transactions subsequent to June 30, 2018 through the date of issuance of its unaudited Condensed Consolidated Financial Statements.
Cash and Cash Equivalents— The Company considers all highly liquid investments that are purchased with an original maturity of three months or less to be cash equivalents. The Company’s restricted cash balances of $16 and $18 as of June 30, 2018 and December 31, 2017, respectively, represent deposits to secure certain bank guarantees issued to third parties to guarantee potential obligations of the Company primarily related to the completion of tax audits and environmental liabilities. These balances will remain restricted as long as the underlying exposures exist and are included in the Consolidated Balance Sheets as a component of “Cash and cash equivalents.” Following the adoption of ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, the Company includes restricted cash in the cash and cash equivalents balance of the Condensed Consolidated Statements of Cash Flows.

The following table includes the restricted cash changes as a result of the adoption of ASU 2016-18 in the unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017:

Unaudited Condensed Consolidated Statements of Cash Flows
	For the six months ended June 30, 2017
	Previous Accounting Method	Effect of Accounting Change	As Reported
Cash flows used in investing activities
Change in restricted cash	$1	$(1)	$—
Net cash used in investing activities	(52)	(1)	(53)

Effect of exchange rates on cash and cash equivalents	3	2	5
Change in cash and cash equivalents	(69)	1	(68)
Cash and cash equivalents at beginning of period	179	17	196
Cash and cash equivalents at end of period	$110	$18	$128
Recently Issued Accounting Standards
Newly Adopted Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Board Update No. 2014-09: Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes the existing revenue recognition guidance and most industry-specific guidance applicable to revenue recognition. According to the new guidance, an entity will apply a principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The effective date for ASU 2014-09 was for annual and interim periods beginning on or after December 15, 2017.
The Company adopted ASU 2014-09 as of January 1, 2018 utilizing a modified retrospective approach, which resulted in a cumulative adjustment to “Accumulated deficit” of $1 on the date of adoption. ASU 2014-09 was applied to all open contracts as of the date of adoption and resulted only in timing differences for recognition of certain revenue items. The cumulative effects of the changes made to the Company’s unaudited Condensed Consolidated Balance Sheet on January 1, 2018 for the adoption of ASU 2014-09 were as follows:

	Balance at December 31, 2017	Adjustments due to ASU 2014-09	Balance at January 1, 2018
Assets
Inventory	$221	$(11)	$210
Other current assets	44	12	56

Deficit
Accumulated deficit	(2,964)	1	(2,963)
In accordance with the new revenue standard requirements, the impact of adoption on the Company’s unaudited Condensed Consolidated Statements of Operations and unaudited Condensed Consolidated Balance Sheets were as follows:

Income Statement	For the three months ended June 30, 2018			For the six months ended June 30, 2018
	As reported	Balances without Adoption of ASC 606	Effect of change higher/(lower)	As reported	Balances without Adoption of ASC 606	Effect of change higher/(lower)
Net sales	$995	$995	$—	$1,941	$1,940	$1
Cost of sales	829	830	(1)	1,618	1,619	(1)
Gross profit	166	165	1	323	321	2

Balance Sheet	Balance at June 30, 2018
Assets	As reported	Balances without Adoption of ASC 606	Effect of change higher/(lower)
Inventory	$245	$254	$(9)
Other current assets	62	50	12

Deficit
Accumulated deficit	(2,998)	(3,001)	3
In August 2016, the FASB issued Accounting Standards Board Update No. 2016-15: Statement of Cash Flows (Topic 230) (“ASU 2016-15”) as part of the FASB simplification initiative. ASU 2016-15 provides guidance on treatment in the statement of cash flows for eight specific cash flow topics, with the objective of reducing existing diversity in practice. Of the eight cash flow topics addressed in the new guidance, the topics expected to have an impact on the Company include debt prepayment or debt extinguishment costs, accounts receivable factoring, proceeds from the settlement of insurance claims and distributions received from equity method investees. The guidance was effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted ASU 2016-15 as of January 1, 2018 and adoption of this standard had an immaterial impact on the Company’s financial statements.
In November 2016, the FASB issued Accounting Standards Board Update No. 2016-18: Statement of Cash Flows (Topic 230) Restricted Cash (“ASU 2016-18”) as part of the FASB simplification initiative. ASU 2016-18 requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of period total amounts shown on the statement of cash flows. ASU 2016-18 also requires supplemental disclosure regarding the nature of restrictions on a company’s cash and cash equivalents, such as the purpose and terms of the restriction, expected duration of the restriction and the amount of cash subject to restriction. The guidance was effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted ASU 2016-18 as of January 1, 2018. As a result of adopting ASU 2016-18, the beginning and ending cash balances within the unaudited Condensed Consolidated Statements of Cash Flows now include restricted cash as of June 30, 2018 and 2017. The impact of the adoption of this standard on the Company’s unaudited Condensed Consolidated Statements of Cash Flows is disclosed above in the cash and cash equivalents section of this footnote.
In January 2017, the FASB issued Accounting Standards Board Update No. 2017-01: Clarifying the Definition of a Business (Topic 805) (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance was effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted ASU 2017-01 as of January 1, 2018 and the adoption of this standard had no impact on the Company’s financial statements.
In March 2017, the FASB issued Accounting Standards Board Update No. 2017-07: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). ASU 2017-07 requires that an employer report the service cost component of its net periodic pension and postretirement benefit costs (“net benefit cost”) in the same line item or items as other compensation costs arising from services rendered by employees during the period. Additionally, ASU 2017-07 only allows the service cost component of net benefit cost to be eligible for capitalization into inventory. All other components of net benefit cost, which primarily include interest cost, expected return on assets and the annual mark-to-market liability remeasurement, are required to be presented in the income statement separately from the service cost component and outside of income from operations. The guidance was effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted ASU 2017-07 as of January 1, 2018. The components of the net (benefit) cost are shown in Note 8.
The impact of these pension and OPEB accounting policy changes were applied through retrospective adoption of the new ASU 2017-07 to all periods presented. Accordingly, all relevant information for the three and six months ended June 30, 2018 and all prior periods has been adjusted to reflect the application of the changes.

The effects of the changes to the unaudited Condensed Consolidated Statements of Operations are as follows:

Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2017:
	Previous Accounting Method	Effect of Accounting Change	As Reported
Selling, general and administrative expense	$75	$2	$77
Operating income	40	(2)	38
Other non-operating expense (income), net	(5)	(2)	(7)
Unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2017:
	Previous Accounting Method	Effect of Accounting Change	As Reported
Selling, general and administrative expense	$152	$4	$156
Operating income	95	(4)	91
Other non-operating expense (income), net	(1)	(4)	(5)
Newly Issued Accounting Standards
In February 2016, the FASB issued Accounting Standards Board Update No. 2016-02: Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 supersedes the existing lease guidance in Topic 840. According to the new guidance, all leases, with limited scope exceptions, will be recorded on the balance sheet in the form of a liability to make lease payments (lease liability) and a right-of-use asset representing the right to use the underlying asset for the lease term. The guidance is effective for annual and interim periods beginning on or after December 15, 2018. The Company plans to adopt ASU 2016-02 on a prospective basis. The Company is currently assessing the potential impact of this standard on its financial statements through a formalized implementation project and is in process of implementing a software solution to facilitate the development of reporting and disclosure processes and controls around leases to meet the new accounting and disclosure requirements upon adoption in January 2019.
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
3. Restructuring & Business Realignment

Restructuring Activities

In November 2017, the Company initiated new restructuring actions with the intent to optimize its cost structure. The total one-time cash costs expected to be incurred for these restructuring activities are estimated at $27, consisting primarily of workforce reduction costs.

The following table summarizes restructuring information by reporting segment:

	Epoxy, Phenolic and Coating Resins	Forest Products Resins	Corporate and Other	Total
Total restructuring costs expected to be incurred	$14	$9	$4	$27
Total restructuring costs incurred through June 30, 2018	$12	$8	$4	$24

Accrued liability at December 31, 2017	$11	$3	$3	$17
Restructuring charges and adjustments	—	3	1	4
Payments	(7)	(3)	(1)	(11)
Accrued liability at June 30, 2018	$4	$3	$3	$10

Oilfield

During the first quarter of 2018, the Company indefinitely idled an oilfield manufacturing facility within its Epoxy, Phenolic and Coating Resins segment, and production was shifted to another facility within the oilfield manufacturing group. This represented a triggering event resulting in an impairment evaluation of the fixed and intangible assets within the U.S. oilfield asset group. As a result, an asset impairment of $20 was recorded in the first quarter of 2018 related to the fixed assets at the idled manufacturing facility. In addition, the remaining U.S. oilfield asset group was evaluated for impairment utilizing a discounted cash flow approach, resulting in an additional impairment of $5 that was recorded during the first quarter of 2018 related to an existing customer relationship intangible asset. Overall, the Company incurred $25 of total impairment related to these assets, which is included in “Asset impairments” in the unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2018.
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
During the three and six months ended June 30, 2018 and 2017, the Company recognized expense under the Management Consulting Agreement of $1 and $2, respectively. This amount is included in Other operating expense, net in the unaudited Condensed Consolidated Statements of Operations.
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
Pursuant to the Shared Services Agreement, the below table summarizes the transactions between the Company and MPM:

	Six Months Ended June 30,
	2018	2017
Net costs incurred by Hexion	$19	$31
Net costs incurred by MPM (1)	14	23
(1)     Included in the net costs incurred during the six months ended June 30, 2018 and 2017, were net billings from Hexion to MPM of $9 and $15, respectively, to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to the applicable agreed upon allocation percentage.

	June 30, 2018	December 31, 2017
Accounts receivable from MPM	$1	$3

Sales and Purchases of Products with MPM
The Company also sells products to, and purchases products from, MPM. During the three months ended June 30, 2017, the Company sold less that $1 of products to MPM and there were no products sold during the three months ended June 30, 2018. During the six months ended June 30, 2018 and 2017, the Company sold less than $1 of products to MPM. During the three and six months ended June 30, 2018 and 2017, the company earned less that $1 from MPM as compensation for acting as distributor of products. Refer to the below table for the summary of the purchases of products with MPM:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Purchases from MPM	$9	$7	$16	$12

	June 30, 2018	December 31, 2017
Accounts payable to MPM	$3	$2
Purchases and Sales of Products and Services with Apollo Affiliates Other than MPM
The Company sells products to various Apollo affiliates other than MPM. These sales were $1 for the three months ended June 30, 2017 and $1 and $2 for the six months ended June 30, 2018 and 2017, respectively. There were no sales for the three months ended June 30, 2018. Accounts receivable from these affiliates were less that $1 at both June 30, 2018 and December 31, 2017.
Other Transactions and Arrangements
The Company sells products and provides services to, and purchases products from, its joint ventures which are recorded under the equity method of accounting. Refer to the below table for a summary of the sales and purchases with the Company and its joint ventures which are recorded under the equity method of accounting:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Sales to joint ventures	$3	$4	$6	$8
Purchases from joint ventures	3	3	5	7

	June 30, 2018	December 31, 2017
Accounts receivable from joint ventures	$7	$6
Accounts payable to joint ventures	< 1	1
In addition to the accounts receivable from joint ventures disclosed above, the Company had a loan receivable of $7 and $6 as of June 30, 2018 and December 31, 2017, respectively, from its unconsolidated forest products joint venture in Russia.
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

Recurring Fair Value Measurements
As of June 30, 2018, the Company had derivative assets related to foreign exchange, electricity and natural gas contracts of $3, which were measured using level 2 inputs, and consisted of derivative instruments transacted primarily in over-the-counter markets. There were no transfers between Level 1, Level 2 or Level 3 measurements during the six months ended June 30, 2018 or 2017.

The Company calculates the fair value of its Level 2 derivative liabilities using standard pricing models with market-based inputs, adjusted for nonperformance risk. When its financial instruments are in a liability position, the Company evaluates its credit risk as a component of fair value. At both June 30, 2018 and December 31, 2017, no adjustment was made by the Company to reduce its derivative position for nonperformance risk.
When its financial instruments are in an asset position, the Company is exposed to credit loss in the event of nonperformance by other parties to these contracts and evaluates their credit risk as a component of fair value.
Non-derivative Financial Instruments
The following table summarizes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	Carrying Amount(1)	Fair Value
		Level 1	Level 2	Level 3	Total
June 30, 2018
Debt	$3,795	$—	$3,449	$65	$3,514
December 31, 2017
Debt	$3,750	$—	$3,206	$49	$3,255

(1)	Debt carrying amounts exclude unamortized deferred debt issuance costs of $35 and $41 at June 30, 2018 and December 31, 2017, respectively.
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
6. Debt Obligations
Debt outstanding at June 30, 2018 and December 31, 2017 is as follows:

	June 30, 2018		December 31, 2017
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
ABL Facility	$120	$—	$81	$—
Senior Secured Notes:
6.625% First-Priority Senior Secured Notes due 2020 (includes $2 of unamortized debt premium)	1,552	—	1,552	—
10.00% First-Priority Senior Secured Notes due 2020	315	—	315	—
10.375% First-Priority Senior Secured Notes due 2022	560	—	560	—
13.75% Senior Secured Notes due 2022	225	—	225	—
9.00% Second-Priority Senior Secured Notes due 2020	574	—	574	—
Debentures:
9.2% debentures due 2021	74	—	74	—
7.875% debentures due 2023	189	—	189	—
Other Borrowings:
Australia Facility due 2021 (1)	33	4	—	50
Brazilian bank loans	10	37	9	34
Lease obligations	57	8	44	5
Other	4	33	2	36
Unamortized debt issuance costs	(35)	—	(41)	—
Total	$3,678	$82	$3,584	$125
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
The following table summarizes all probable environmental remediation, indemnification and restoration liabilities, including related legal expenses, at June 30, 2018 and December 31, 2017:

	Liability		Range of Reasonably Possible Costs at June 30, 2018
Site Description	June 30, 2018	December 31, 2017	Low	High
Geismar, LA	$13	$14	$9	$22
Superfund and offsite landfills – allocated share:
Less than 1%	2	2	1	4
Equal to or greater than 1%	6	6	5	14
Currently-owned	4	4	3	9
Formerly-owned:
Remediation	23	26	21	39
Monitoring only	—	—	—	1
Total	$48	$52	$39	$89
These amounts include estimates for unasserted claims that the Company believes are probable of loss and reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of a range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. At June 30, 2018 and December 31, 2017, $8 and $11, respectively, have been included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets, with the remaining amount included in “Other long-term liabilities.”
Following is a discussion of the Company’s environmental liabilities and the related assumptions at June 30, 2018:
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
Due to the long-term nature of the project, the reliability of timing and the ability to estimate remediation payments, a portion of this liability was recorded at its net present value, assuming a 3% discount rate and a time period of 21 years. The range of possible outcomes is discounted in a similar manner. The undiscounted liability, which is expected to be paid over the next 21 years, is approximately $18. Over the next five years, the Company expects to make ratable payments totaling $5.

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
Formerly-Owned Sites—The Company is conducting, or has been identified as a PRP in connection with, environmental remediation at a number of locations that it formerly owned and/or operated. Remediation costs at these former sites, such as those associated with our former phosphate mining and processing operations, could be material. The Company has accrued those costs for formerly-owned sites which are currently probable and reasonably estimable. One such site is the Coronet Industries, Inc. Superfund Alternative Site in Plant City, Florida. The current owner of the site alleged that it incurred environmental costs at the site for which it has a contribution claim against the Company, and that additional future costs are likely to be incurred. The Company signed a settlement agreement with the current owner and past owner of the site, which provides the Company will pay $10 over three annual installments in fulfillment of the contribution claim against the Company for past remediation costs. The Company timely paid all three annual installments. Additionally, the Company accepted a 40% allocable share of specified future remediation costs at this site. The Company estimates its allocable share of future remediation costs to be approximately $14. The final costs to the Company will depend on the method of remediation chosen, the amount of time necessary to accomplish remediation and the ongoing financial viability of the other PRPs. Currently, the Company has insufficient information to estimate the range of reasonably possible costs related to this site.
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
Non-Environmental Legal Matters
The Company is involved in various legal proceedings in the ordinary course of business and had reserves of $2 and $3 at June 30, 2018 and December 31, 2017, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable. At June 30, 2018 and December 31, 2017, $2 has been included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets, with less than $1 included in “Other long-term liabilities.”
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

8. Pension and Postretirement Benefit Plans
As a result of the adoption of ASU 2017-07, the Company’s service cost component of net benefit cost is included in “Operating income” and all other components of net benefit cost are included in “Other non-operating expense (income), net” within the Company’s unaudited Condensed Consolidated Statements of Operations. Following are the components of net benefit cost recognized by the Company for the three and six months ended June 30, 2018 and 2017:

	Pension Benefits				Non-Pension Postretirement Benefits
	Three Months Ended June 30,				Three Months Ended June 30,
	2018		2017		2018		2017
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$—	$5	$—	$4	$—	$—	$—	$—
Interest cost on projected benefit obligation	2	2	2	2	—	—	—	1
Expected return on assets	(3)	(3)	(3)	(3)	—	—	—	—
Net (benefit) expense	$(1)	$4	$(1)	$3	$—	$—	$—	$1

	Pension Benefits				Non-Pension Postretirement Benefits
	Six Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1	$9	$1	$8	$—	$—	$—	$—
Interest cost on projected benefit obligation	4	5	4	4	—	—	—	1
Expected return on assets	(7)	(6)	(7)	(5)	—	—	—	—
Net (benefit) expense	$(2)	$8	$(2)	$7	$—	$—	$—	$1
9. Dispositions

ATG
On January 8, 2018, the Company completed the sale of its Additives Technology Group business (“ATG”). ATG was previously included within the Company’s Forest Products Resins segment and includes manufacturing sites located in Somersby, Australia and Sungai Petani, Malaysia. The ATG business produces a range of specialty chemical materials for the engineered wood, paper impregnation and laminating industries, including catalysts, release agents and wetting agents.

The Company received gross cash consideration for the ATG business in the amount of $49, which was used for general corporate purposes. The Company recorded a gain on this disposition of $44 which is included in “Gain on disposition” in the unaudited Condensed Consolidated Statements of Operations.
10. Segment Information
The Company’s business segments are based on the products that the Company offers and the markets that it serves. In the fourth quarter of 2017, the Company added Corporate and Other as a reportable segment. At June 30, 2018, the Company had three reportable segments: Epoxy, Phenolic and Coating Resins; Forest Products Resins; and Corporate and Other. A summary of the major products of the Company’s reportable segments follows:

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
Following is net sales by reportable segment disaggregated by geographic region:

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Epoxy, Phenolic and Coating Resins	Forest Products Resins	Total	Epoxy, Phenolic and Coating Resins	Forest Products Resins	Total
North America	$237	$294	$531	$207	$268	$475
Europe	249	52	301	223	48	271
Asia Pacific	77	35	112	85	34	119
Latin America	1	50	51	2	45	47
Total	$564	$431	$995	$517	$395	$912

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Epoxy, Phenolic and Coating Resins	Forest Products Resins	Total	Epoxy, Phenolic and Coating Resins	Forest Products Resins	Total
North America	$470	$562	$1,032	$408	$519	$927
Europe	494	106	600	445	96	541
Asia Pacific	138	66	204	152	65	217
Latin America	2	103	105	4	93	97
Total	$1,104	$837	$1,941	$1,009	$773	$1,782
(1)     Intersegment sales are not significant and, as such, are eliminated within the selling segment.

Reconciliation of Net Loss to Segment EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Reconciliation:
Net loss attributable to Hexion Inc.	$(22)	$(34)	$(35)	$(76)
Net income attributable to noncontrolling interest	(1)	—	(1)	—
Net loss	(21)	(34)	(34)	(76)
Income tax expense (benefit)	3	(1)	11	7
Interest expense, net	84	82	167	165
Depreciation and amortization	28	28	58	56
EBITDA	$94	$75	$202	$152
Items not included in Segment EBITDA:
Asset impairments	$—	$—	$25	$—
Business realignment costs	5	10	14	17
Gain on disposition	—	—	(44)	—
Realized and unrealized foreign currency losses (gains)	15	(1)	22	(2)
Loss on extinguishment of debt	—	—	—	3
Other	14	16	27	25
Total adjustments	34	25	44	43
Segment EBITDA	$128	$100	$246	$195

Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$72	$46	$142	$98
Forest Products Resins	76	68	143	129
Corporate and Other	(20)	(14)	(39)	(32)
Total	$128	$100	$246	$195

Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses. For the three and six months ended June 30, 2018 and 2017, these items primarily include expenses from retention programs and certain professional fees related to strategic projects. Business realignment costs for the three and six months ended June 30, 2018 and 2017 primarily include costs related to certain in-process facility rationalizations and cost reduction programs.
11. Changes in Accumulated Other Comprehensive Loss
Following is a summary of changes in “Accumulated other comprehensive loss” for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$1	$5	$6	$3	$(36)	$(33)
Other comprehensive (loss) income before reclassifications, net of tax	—	(16)	(16)	—	9	9
Ending balance	$1	$(11)	$(10)	$3	$(27)	$(24)

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$1	$(9)	$(8)	$3	$(42)	$(39)
Other comprehensive (loss) income before reclassifications, net of tax	—	(2)	(2)	—	15	15
Ending balance	$1	$(11)	$(10)	$3	$(27)	$(24)
12. Income Taxes

On December 22, 2017, the United States enacted tax reform legislation (“Tax Reform”) that included a broad range of business tax provisions, including but not limited to a reduction in the U.S. federal tax rate from 35% to 21% as well as provisions that limit or eliminate various deductions or credits. The legislation also causes U.S. expenses, such as interest and general administrative expenses, to be taxed and imposes a new tax on U.S. cross-border payments. The 2017 provision for income taxes included a provisional one-time charge of $65 for the transition tax on accumulated foreign earnings and profits, which resulted in an associated one-time reduction of an estimated $185 in the Company’s net operating loss carryforward. The 2017 provisional amounts for transition tax and related reduction to the Company’s net operating loss carryforward remain unchanged as of June 30, 2018.
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
The effective tax rate was (16)% and 3% for the three months ended June 30, 2018 and 2017, respectively. The effective tax rate was (44)% and (10)% for the six months ended June 30, 2018 and 2017, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and losses among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating gains and losses generated in jurisdictions where no tax expense or benefit was recognized due to the maintenance of a full valuation allowance.

For the three and six months ended June 30, 2018 and 2017, income tax expense relates primarily to income from certain foreign operations. In 2018 and 2017, losses in the United States and certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to the maintenance of a full valuation allowance.
13. Guarantor/Non-Guarantor Subsidiary Financial Information

The Company’s 6.625% First-Priority Senior Secured Notes due 2020, 10.00% First-Priority Senior Secured Notes due 2020, 10.375% First Priority Senior Secured Notes due 2022, 13.75% Senior Secured Notes due 2022 and 9.00% Second-Priority Senior Secured Notes due 2020 are guaranteed by certain of its U.S. subsidiaries.

The following information contains the condensed consolidating financial information for Hexion Inc. (the parent), the combined subsidiary guarantors (Hexion Investments Inc.; Lawter International, Inc.; Hexion Deer Park LLC (became a subsidiary guarantor in June 2018); HSC Capital Corporation (dissolved in April 2017); Hexion International Inc.; Hexion CI Holding Company (China) LLC; NL COOP Holdings LLC and Oilfield Technology Group, Inc. (dissolved in September 2017)) and the combined non-guarantor subsidiaries, which includes all of the Company’s foreign subsidiaries.

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

HEXION INC.
JUNE 30, 2018
CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0 and $16, respectively)	$42	$—	$88	$—	$130
Accounts receivable, net	116	1	356	—	473
Intercompany accounts receivable	58	—	56	(114)	—
Intercompany loans receivable - current portion	123	—	—	(123)	—
Inventories:
Finished and in-process goods	97	—	148	—	245
Raw materials and supplies	39	—	64	—	103
Other current assets	23	—	39	—	62
Total current assets	498	1	751	(237)	1,013
Investment in unconsolidated entities	144	14	21	(157)	22
Deferred income taxes	—	—	9	—	9
Other assets, net	13	7	22	—	42
Intercompany loans receivable	1,098	—	135	(1,233)	—
Property and equipment, net	374	—	484	—	858
Goodwill	52	—	58	—	110
Other intangible assets, net	23	—	9	—	32
Total assets	$2,202	$22	$1,489	$(1,627)	$2,086
Liabilities and Deficit
Current liabilities:
Accounts payable	$130	$—	$267	$—	$397
Intercompany accounts payable	56	—	58	(114)	—
Debt payable within one year	8	—	74	—	82
Intercompany loans payable within one year	—	—	123	(123)	—
Interest payable	81	—	1	—	82
Income taxes payable	5	—	5	—	10
Accrued payroll and incentive compensation	31	—	29	—	60
Other current liabilities	69	—	50	—	119
Total current liabilities	380	—	607	(237)	750
Long-term liabilities:
Long-term debt	3,520	—	158	—	3,678
Intercompany loans payable	135	—	1,098	(1,233)	—
Accumulated losses of unconsolidated subsidiaries in excess of investment	804	157	—	(961)	—
Long-term pension and post employment benefit obligations	29	—	217	—	246
Deferred income taxes	1	—	10	—	11
Other long-term liabilities	110	—	68	—	178
Total liabilities	4,979	157	2,158	(2,431)	4,863
Total deficit	(2,777)	(135)	(669)	804	(2,777)
Total liabilities and deficit	$2,202	$22	$1,489	$(1,627)	$2,086

HEXION INC.
DECEMBER 31, 2017
CONDENSED CONSOLIDATING BALANCE SHEET

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0 and $18, respectively)	$13	$—	$102	$—	$115
Accounts receivable, net	126	1	335	—	462
Intercompany accounts receivable	121	—	80	(201)	—
Intercompany loans receivable - current portion	1	—	22	(23)	—
Inventories:
Finished and in-process goods	85	—	136	—	221
Raw materials and supplies	36	—	56	—	92
Current assets held-for-sale	1	—	5	—	6
Other current assets	19	—	25	—	44
Total current assets	402	1	761	(224)	940
Investment in unconsolidated entities	158	13	20	(171)	20
Deferred income taxes	—	—	8	—	8
Long-term assets held for sale	—	—	2	—	2
Other long-term assets	17	8	24	—	49
Intercompany loans receivable	1,114	—	190	(1,304)	—
Property and equipment, net	410	—	514	—	924
Goodwill	52	—	60	—	112
Other intangible assets, net	32	—	10	—	42
Total assets	$2,185	$22	$1,589	$(1,699)	$2,097
Liabilities and Deficit
Current liabilities:
Accounts payable	$129	$—	$273	$—	$402
Intercompany accounts payable	80	—	121	(201)	—
Debt payable within one year	10	—	115	—	125
Intercompany loans payable within one year	22	—	1	(23)	—
Interest payable	80	—	2	—	82
Income taxes payable	6	—	6	—	12
Accrued payroll and incentive compensation	22	—	25	—	47
Current liabilities associated with assets held for sale	—	—	2	—	2
Other current liabilities	70	—	65	—	135
Total current liabilities	419	—	610	(224)	805
Long term liabilities:
Long-term debt	3,507	—	77	—	3,584
Intercompany loans payable	190	—	1,114	(1,304)	—
Accumulated losses of unconsolidated subsidiaries in excess of investment	668	171	—	(839)	—
Long-term pension and post employment benefit obligations	31	—	231	—	262
Deferred income taxes	2	—	9	—	11
Other long-term liabilities	109	—	68	—	177
Total liabilities	4,926	171	2,109	(2,367)	4,839
Total Hexion Inc. shareholder’s deficit	(2,741)	(149)	(519)	668	(2,741)
Noncontrolling interest	—	—	(1)	—	(1)
Total deficit	(2,741)	(149)	(520)	668	(2,742)
Total liabilities and deficit	$2,185	$22	$1,589	$(1,699)	$2,097

HEXION INC.
THREE MONTHS ENDED JUNE 30, 2018
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$460	$—	$583	$(48)	$995
Cost of sales	370	—	507	(48)	829
Gross profit	90	—	76	—	166
Selling, general and administrative expense	44	—	33	—	77
Business realignment costs	3	—	2	—	5
Other operating expense, net	3	—	8	—	11
Operating income	40	—	33	—	73
Interest expense, net	80	—	4	—	84
Intercompany interest (income) expense, net	(21)	—	21	—	—
Other non-operating expense (income), net	36	—	(28)	—	8
(Loss) income before tax and earnings from unconsolidated entities	(55)	—	36	—	(19)
Income tax expense	1	—	2	—	3
(Loss) income before earnings from unconsolidated entities	(56)	—	34	—	(22)
Earnings from unconsolidated entities, net of taxes	34	17	1	(51)	1
Net (loss) income	(22)	17	35	(51)	(21)
Net income attributable to noncontrolling interest	—	—	(1)	—	(1)
Net (loss) income attributable to Hexion Inc.	$(22)	$17	$34	$(51)	$(22)
Comprehensive (loss) income attributable to Hexion Inc.	$(38)	$16	$35	$(51)	$(38)

HEXION INC.
THREE MONTHS ENDED JUNE 30, 2017
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$417	$—	$550	$(55)	$912
Cost of sales	355	—	478	(55)	778
Gross profit	62	—	72	—	134
Selling, general and administrative expense	34	—	43	—	77
Business realignment costs	6	—	4	—	10
Other operating income, net	3	—	6	—	9
Operating income	19	—	19	—	38
Interest expense, net	78	—	4	—	82
Intercompany interest (income) expense, net	(18)	—	18	—	—
Other non-operating (income) expense, net	(50)	—	43	—	(7)
Income (loss) before income tax and (losses) earnings from unconsolidated entities	9	—	(46)	—	(37)
Income tax expense (benefit)	2	—	(3)	—	(1)
Income (loss) before (losses) earnings from unconsolidated entities	7	—	(43)	—	(36)
(Losses) earnings from unconsolidated entities, net of taxes	(41)	(32)	1	74	2
Net loss	$(34)	$(32)	$(42)	$74	$(34)
Comprehensive loss	$(25)	$(31)	$(46)	$77	$(25)

HEXION INC.
SIX MONTHS ENDED JUNE 30, 2018
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$891	$—	$1,153	$(103)	$1,941
Cost of sales	727	—	994	(103)	1,618
Gross profit	164	—	159	—	323
Selling, general and administrative expense	80	—	79	—	159
Gain on disposition	(24)	—	(20)	—	(44)
Asset impairments	25	—	—	—	25
Business realignment costs	9	—	5	—	14
Other operating expense, net	3	—	17	—	20
Operating income	71	—	78	—	149
Interest expense, net	159	—	8	—	167
Intercompany interest (income) expense, net	(41)	—	41	—	—
Other non-operating expense (income), net	17	—	(10)	—	7
(Loss) income before tax and earnings from unconsolidated entities	(64)	—	39	—	(25)
Income tax expense	(6)	—	17	—	11
(Loss) income before earnings earnings from unconsolidated entities	(58)	—	22	—	(36)
Earnings from unconsolidated entities, net of taxes	23	14	2	(37)	2
Net (loss) income	(35)	14	24	(37)	(34)
Net income attributable to noncontrolling interest	—	—	(1)	—	(1)
Net (loss) income attributable to Hexion Inc.	$(35)	$14	$23	$(37)	$(35)
Comprehensive (loss) income	$(37)	$14	$37	$(51)	$(37)

HEXION INC.
SIX MONTHS ENDED JUNE 30, 2017
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$795	$—	$1,093	$(106)	$1,782
Cost of sales	677	—	944	(106)	1,515
Gross profit	118	—	149	—	267
Selling, general and administrative expense	67	—	89	—	156
Business realignment costs	10	—	7	—	17
Other operating (income) expense, net	(3)	—	6	—	3
Operating income	44	—	47	—	91
Interest expense, net	158	—	7	—	165
Intercompany interest (income) expense, net	(35)	—	35	—	—
Loss on extinguishment of debt	3	—	—	—	3
Other non-operating (income) expense, net	(58)	—	53	—	(5)
Loss before income tax and (losses) earnings from unconsolidated entities	(24)	—	(48)	—	(72)
Income tax (benefit) expense	(4)	—	11	—	7
Loss before (losses) earnings from unconsolidated entities	(20)	—	(59)	—	(79)
(Losses) earnings from unconsolidated entities, net of taxes	(56)	(34)	2	91	3
Net loss	$(76)	$(34)	$(57)	$91	$(76)
Comprehensive loss	$(61)	$(34)	$(49)	$83	$(61)

HEXION INC.
SIX MONTHS ENDED JUNE 30, 2018
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Hexion Inc. (b)		Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries (b)		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(185)		$—	$143		$—	$(42)
Cash flows provided by (used in) investing activities
Capital expenditures	(13)		—	(30)		—	(43)
Proceeds from disposition, net	24		—	25		—	49
Proceeds from sale of assets, net	—		—	1		—	1
Return of capital from subsidiary from sales of accounts receivable	172	(a)	—	—		(172)	—
	183		—	(4)		(172)	7
Cash flows provided by (used in) financing activities
Net short-term debt borrowings	(5)		—	8		—	3
Borrowings of long-term debt	150		—	144		—	294
Repayments of long-term debt	(140)		—	(103)		—	(243)
Net intercompany loan borrowings (repayments)	26		—	(26)		—	—
Long-term debt and credit facility financing fees paid	—		—	(1)		—	(1)
Return of capital to parent from sales of accounts receivable	—		—	(172)	(a)	172	—
	31		—	(150)		172	53
Effect of exchange rates on cash and cash equivalents	—		—	(3)		—	(3)
Change in cash and cash equivalents	29		—	(14)		—	15
Cash and cash equivalents at beginning of period	13		—	102		—	115
Cash and cash equivalents at end of period	$42		$—	$88		$—	$130

(a)
During the six months ended June 30, 2018, Hexion Inc. contributed receivables of $172 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the six months ended June 30, 2018, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Hexion Inc. by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined non-guarantor subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and Hexion Inc., respectively.

(b)
Reflected in the “Hexion Inc.” and the “Combined Non-Guarantor Subsidiaries” columns is a correction of an error presented in the three months ended March 31, 2018 Condensed Consolidating Statement of Cash Flows. The impact of this correction is a decrease of $42 to “Cash flows (used in) provided by operating activities” and “Net intercompany loan borrowings (repayments)” for the “Hexion Inc.” and “Combined Non-guarantor Subsidiaries” columns, respectively, and an increase of $42 to “Net intercompany loan borrowings (repayments)” and “Cash flows (used in) provided by operating activities” for the “Hexion Inc.” and “Combined Non-Guarantor Subsidiaries” columns, respectively. Management does not believe that this error correction is material to the unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2018 or the six months ended June 30, 2018.

HEXION INC.
SIX MONTHS ENDED JUNE 30, 2017
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Hexion Inc.		Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows used in operating activities	$(186)		$—	$(9)		$—	$(195)
Cash flows provided by (used in) investing activities
Capital expenditures	(23)		—	(34)		—	(57)
Proceeds from sale of assets, net	4		—	—		—	4
Return of capital from subsidiary from sales of accounts receivable	68	(a)	—	—		(68)	—
	49		—	(34)		(68)	(53)
Cash flows provided by (used in) financing activities
Net short-term debt (repayments) borrowings	(5)		—	13		—	8
Borrowings of long-term debt	915		—	204		—	1,119
Repayments of long-term debt	(801)		—	(127)		—	(928)
Net intercompany loan borrowings (repayments)	31		—	(31)		—	—
Long-term debt and credit facility financing fees	(20)		—	(4)		—	(24)
Return of capital to parent from sales of accounts receivable	—		—	(68)	(a)	68	—
	120		—	(13)		68	175
Effect of exchange rates on cash and cash equivalents	—		—	5		—	5
Change in cash and cash equivalents	(17)		—	(51)		—	(68)
Cash and cash equivalents at beginning of period	28		—	168		—	196
Cash and cash equivalents at end of period	$11		$—	$117		$—	$128

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
Within the following discussion, unless otherwise stated, “the second quarter of 2018” refers to the three months ended June 30, 2018 and “the second quarter of 2017” refers to the three months ended June 30, 2017, “the first half of 2018” refers to the six months ended June 30, 2018 and “the first half of 2017” refers to the six months ended June 30, 2017.
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

Reportable Segments
Our business segments are based on the products that we offer and the markets that we serve. At June 30, 2018, we had three reportable segments: Epoxy, Phenolic and Coating Resins; Forest Products Resins; and Corporate and Other. A summary of the major products of our reportable segments follows:

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

2018 Overview
Following are highlights from our results of operations for the six months ended June 30, 2018 and 2017:

	2018	2017	$ Change	% Change
Statements of Operations:
Net sales	$1,941	$1,782	$159	9%
Gross profit	323	267	56	21%
Operating income	149	91	58	64%
Loss before income tax	(25)	(72)	47	65%
Net loss	(34)	(76)	42	55%
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$142	$98	$44	45%
Forest Products Resins	143	129	14	11%
Corporate and Other	(39)	(32)	(7)	(22)%
Total	$246	$195	$51	26%

•
Net Sales—Net sales in the first half of 2018 were $1,941, an increase of 9% compared with the first half of 2017. This increase was primarily driven by pricing, which positively impacted sales by $141 due largely to improved market conditions in our base epoxy resins business and raw material price increases contractually passed through to customers across many of our businesses. The impact of foreign exchange translation positively impacted net sales by $76 due to the strengthening of the euro and Chinese yuan against the U.S. dollar, partially offset by strengthening of the U.S. dollar against the Brazilian real in the first half 2018 compared to the first half of 2017. These increases were partially offset by volumes, which negatively impacted net sales by $50 primarily related to volume decreases in our epoxy specialty business due to market driven delays in the production of wind turbines in China.

•
Net Loss—Net loss in the first half of 2018 was $34, an improvement of 55% as compared with a net loss of $76 in the first half of 2017. This improvement was primarily driven by an increase in gross profit due to margin improvements discussed above and a gain on the sale of our ATG business of $44, partially offset by asset impairments of $25 in our oilfield business.

•
Segment EBITDA—For the first half of 2018, Segment EBITDA was $246, an increase of 26% compared with $195 in the first half of 2017. This increase was driven by increased margins in our base epoxy resins business and productivity in our North American formaldehyde and forest products resins businesses, as well as the impact of our ongoing cost reduction initiatives. These improvements were partially offset by the volume decreases discussed above in our epoxy specialty business.

•
Restructuring and Cost Reduction Programs—During the first half of 2018, we have achieved $25 in cost savings related to our new and ongoing productivity and cost reduction programs. We have a total of $28 of in-process cost savings, the majority of which we expect to realize by the end of 2018.

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
We expect results in our base epoxy business to continue to improve throughout 2018 due to improved market conditions. We expect our epoxy specialty business to benefit from significant improvements in market demand for waterborne coatings over the next few years, primarily in China. Overall, we expect demand in our epoxy specialty business to remain below historical levels, although demand is expected to stabilize during the remainder of the year due to government supported investment in the China wind energy market. Lastly, we expect our phenolic resins business to continue to benefit from cost reductions associated with our recently completed grid optimization efforts in Europe.
We also anticipate year over year improvements across all of our businesses due to savings associated with our ongoing restructuring and cost reduction initiatives. Finally, we expect raw material prices to remain stable through the remainder of 2018.
Portfolio Optimization Initiatives
In January 2018, we completed the sale of our ATG business. We received $49 in proceeds from the transaction, or approximately twelve times ATG’s Segment EBITDA over the prior twelve months. In addition, we have initiated a process for the potential sale of a portion of our Epoxy, Phenolic and Coatings Resins segment. Should a sale occur, we expect that proceeds will be used to reduce our debt.
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
Matters Impacting Comparability of Results
Raw Material Prices
Raw materials comprise approximately 75% of our cost of sales. The three largest raw materials used in our production processes are phenol, methanol and urea. These materials represent about half of our total raw material costs. Fluctuations in energy costs, such as volatility in the price of crude oil and related petrochemical products, as well as the cost of natural gas have historically caused volatility in our raw material and utility costs. In the first six months of 2018 compared to the first six months of 2017 the average price of methanol and urea increased by approximately 13%, and 12%, respectively, and the average price of phenol remained constant. The impact of passing through raw material price changes to customers can result in significant variances in sales comparisons from year to year.
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

Results of Operations
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2018		2017
	$	% of Net Sales	$	% of Net Sales
Net sales	$995	100%	$912	100%
Cost of sales	829	83%	778	85%
Gross profit	166	17%	134	15%
Selling, general and administrative expense	77	8%	77	8%
Business realignment costs	5	1%	10	1%
Other operating expense, net	11	1%	9	1%
Operating income	73	7%	38	5%
Interest expense, net	84	8%	82	9%
Other non-operating expense (income), net	8	1%	(7)	(1)%
Total non-operating expense	92	9%	75	8%
Loss before income tax and earnings from unconsolidated entities	(19)	(2)%	(37)	(3)%
Income tax expense (benefit)	3	—%	(1)	—%
Loss before earnings from unconsolidated entities	(22)	(2)%	(36)	(3)%
Earnings from unconsolidated entities, net of taxes	1	—%	2	—%
Net loss	(21)	(2)%	(34)	(3)%
Net income attributable to noncontrolling interest	(1)	—%	—	—%
Net loss attributable to Hexion Inc.	$(22)	(2)%	$(34)	(3)%
Other comprehensive (loss) income	$(16)		$9
Three Months Ended June 30, 2018 vs. Three Months Ended June 30, 2017
Net Sales
In the second quarter of 2018, net sales increased by $83, or 9%, compared to the second quarter of 2017. Pricing positively impacted sales by $79 due primarily to improved market conditions in our base epoxy resins business and raw material price increases contractually passed through to customers across many of our businesses. Foreign currency translation positively impacted net sales by $30 due to the strengthening of the euro and Chinese yuan against the U.S. dollar, partially offset by strengthening of the U.S. dollar against the Brazilian real in the second quarter of 2018 compared to the second quarter of 2017. Volume decreases negatively impacted net sales by $22, which was primarily related to volume decreases in our epoxy specialty business largely due to market driven delays in the production of wind turbines in China, as well as reduced volumes in our oilfield business.
Gross Profit
In the second quarter of 2018, gross profit increased by $32 compared to the second quarter of 2017. Gross profit as a percentage of net sales increased by 2% due to margin expansion driven by the market conditions in our base epoxy resins business discussed above, as well as our ongoing restructuring initiatives.
Operating Income
In the second quarter of 2018, operating income increased by $35 compared to the second quarter of 2017, driven primarily by the increase in gross profit of $32 discussed above and a decrease in business realignment costs of $5. The decrease in business realignment costs is largely attributable to lower severance and facility closure related expenses in the second quarter of 2018. These increases to operating income were partially offset by increases in other operating expense of $2 due to higher realized and unrealized foreign currency losses.
Non-Operating Expense
In the second quarter of 2018, total non-operating expense increased by $17 compared to the second quarter of 2017. This was primarily due to an increase of $15 in other non-operating expense due to higher realized and unrealized foreign currency losses and an increase in interest expense of $2 driven by higher average debt levels.

Income Tax Expense

The effective tax rate was (16)% and 3% for the second quarter of 2018 and 2017, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and losses among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating gains and losses generated in jurisdictions where no tax expense or benefit was recognized due to the maintenance of a full valuation allowance.

For the second quarter of 2018 and 2017, income tax expense relates primarily to income from certain foreign operations. In 2018 and 2017, losses in the United States and certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to the maintenance of a full valuation allowance.
Other Comprehensive Income
For the second quarter of 2018, foreign currency translation negatively impacted other comprehensive loss by $16, primarily due to an overall weakening of various foreign currencies against the U.S. dollar in the second quarter of 2018.
For the second quarter of 2017, foreign currency translation positively impacted other comprehensive income by $9, primarily due to the strengthening of the euro against the U.S. dollar in the second quarter of 2017.

	Six Months Ended June 30,
	2018		2017
	$	% of Net Sales	$	% of Net Sales
Net sales	$1,941	100%	$1,782	100%
Cost of sales	1,618	83%	1,515	85%
Gross profit	323	17%	267	15%
Selling, general and administrative expense	159	8%	156	9%
Gain on disposition	(44)	(2)%	—	—%
Asset impairments	25	1%	—	—%
Business realignment costs	14	1%	17	1%
Other operating expense, net	20	1%	3	—%
Operating income	149	8%	91	5%
Interest expense, net	167	9%	165	9%
Loss on extinguishment of debt	—	—%	3	—%
Other non-operating expense (income), net	7	—%	(5)	—%
Total non-operating expense	174	9%	163	9%
Loss before income tax and earnings from unconsolidated entities	(25)	(1)%	(72)	(4)%
Income tax expense	11	1%	7	—%
Loss before earnings from unconsolidated entities	(36)	(2)%	(79)	(4)%
Earnings from unconsolidated entities, net of taxes	2	—%	3	—%
Net loss	(34)	(2)%	(76)	(4)%
Net income attributable to noncontrolling interest	(1)	—%	—	—%
Net loss attributable to Hexion Inc.	$(35)		$(76)
Other comprehensive (loss) income	$(2)		$15
Six Months Ended June 30, 2018 vs. Six Months Ended June 30, 2017
Net Sales
In the first half of 2018, net sales increased by $159, or 9%, compared to the first half of 2017. Pricing positively impacted sales by $141 due largely to improved market conditions in our base epoxy resins business and raw material price increases contractually passed through to customers across many of our businesses. The impact of foreign exchange translation positively impacted net sales by $76 due to the strengthening of the euro and Chinese yuan against the U.S. dollar, partially offset by strengthening of the U.S. dollar against the Brazilian real in the first half 2018 compared to the first half of 2017. Overall, volumes negatively impacted net sales by $50 primarily related to volume decreases in our epoxy specialty business due to market driven delays in the production of wind turbines in China.
Gross Profit
In the first half of 2018, gross profit increased by $56 compared to the first half of 2017. Gross profit as a percentage of net sales increased by 2%, due to margin expansion driven by the market conditions in our base epoxy resins business discussed above, as well as our ongoing restructuring initiatives.

Operating Income
In the first half of 2018, operating income increased by $58 compared to the first half of 2017, driven primarily by the increase in gross profit of $56 discussed above, a gain on the disposition of our ATG business of $44 and a decrease in business realignment costs of $3. The decrease in business realignment costs is largely attributable to lower severance and facility closure related expenses in the first half of 2018. These increases were partially offset by asset impairments in our oilfield business of $25, as well an increase in other operating expense of $17, and in selling, general and administrative expense of $3. The increase in other operating expense was due to an increase in realized and unrealized foreign currency losses and the increase in selling, general and administrative expense was due primarily to fees related to ongoing strategic projects, partially offset by our ongoing cost savings and productivity actions.
Non-Operating Expense
In the first half of 2018, total non-operating expense increased by $11 compared to the first half of 2017. This was primarily due to an increase of $12 in other non-operating income due to an increase in realized and unrealized foreign currency losses and an increase in interest expense of $2 driven by higher average debt levels. These increased expenses were partially offset by a decrease of $3 in loss on extinguishment of debt due to the write off of unamortized deferred debt issuance costs on debt extinguishment transactions that occurred in first half of 2017 that did not recur in 2018.
Income Tax Expense

The effective tax rate was (44)% and (10)% for the first half of 2018 and 2017, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and losses among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating gains and losses generated in jurisdictions where no tax expense or benefit was recognized due to the maintenance of a full valuation allowance.

For the first half of 2018 and 2017, income tax expense relates primarily to income from certain foreign operations. In 2018 and 2017, losses in the United States and certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to the maintenance of a full valuation allowance.
Other Comprehensive Income
For the first half of 2018, foreign currency translation negatively impacted other comprehensive loss by $2, primarily due to an overall weakening of various foreign currencies against the U.S. dollar in the first half of 2018.
For the first half of 2017, foreign currency positively impacted other comprehensive income by $15, primarily due to the strengthening of the euro against the U.S. dollar in the first half of 2017.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Sales (1):
Epoxy, Phenolic and Coating Resins	$564	$517	$1,104	$1,009
Forest Products Resins	431	395	837	773
Total	$995	$912	$1,941	$1,782

Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$72	$46	$142	$98
Forest Products Resins	76	68	143	129
Corporate and Other	(20)	(14)	(39)	(32)
Total	$128	$100	$246	$195
(1)     Intersegment sales are not significant and, as such, are eliminated within the selling segment.

Three Months Ended June 30, 2018 vs. Three Months Ended June 30, 2017 Segment Results
Following is an analysis of the percentage change in net sales by segment from the three months ended June 30, 2017 to the three months ended June 30, 2018:

	Volume	Price/Mix	Currency Translation	Impact of Dispositions	Total
Epoxy, Phenolic and Coating Resins	(6)%	10%	5%	—%	9%
Forest Products Resins	2%	7%	1%	(1)%	9%

Epoxy, Phenolic and Coating Resins
Net sales in the second quarter of 2018 increased by $47, or 9%, when compared to the second quarter of 2017. Pricing positively impacted net sales by $53 due primarily to improved market conditions in our base epoxy resins business and raw material price increases contractually passed through to customers across many of our businesses. The impact of foreign exchange translation positively impacted net sales by $27, due primarily to the strengthening of the euro and Chinese yuan against the U.S. dollar in the second quarter of 2018 compared to the second quarter of 2017. Lastly, volumes negatively impacted net sales by $33, primarily related to volume decreases in our epoxy specialty business largely due to market driven delays in the production of wind turbines in China, as well as reduced volumes in our oilfield business.
Segment EBITDA in the second quarter of 2018 increased by $26 to $72 compared to the second quarter of 2017. The increase was driven by increased margins in our base epoxy resins business and improvements in our epoxy specialty business driven by continued growth in waterborne coatings, as well as the impact of our ongoing cost reduction initiatives, most notably in our phenolic resins business.
Forest Products Resins
Net sales in the second quarter of 2018 increased by $36, or 9%, when compared to the second quarter of 2017. Pricing positively impacted net sales by $26, which was primarily due to raw material price increases contractually passed through to customers across many of our businesses. Volumes positively impacted net sales by $11, driven by increases in our North American formaldehyde and global forest products resins businesses due to broad-based demand increases. Foreign exchange translation positively impacted net sales by $3 due to an overall strengthening of the euro and Canadian dollar and partially offset by the weakening of the Brazilian real against the U.S. dollar in the second quarter of 2018 compared to the second quarter of 2017. Lastly, the disposition of our ATG business in the first quarter of 2018 negatively impacted sales by $4.
Segment EBITDA in the second quarter of 2018 increased by $8, to $76, compared to the second quarter of 2017. This increase was primarily driven by productivity, increased volumes and ongoing cost reduction initiatives in our North American formaldehyde business.
Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the other segments, such as shared service and administrative functions, unallocated foreign exchange gains and losses and legacy company costs not allocated to the other segments. Corporate and Other charges in the second quarter of 2018 increased by $6 compared to the second quarter of 2017 due primarily to higher compensation costs, partially offset by our ongoing cost savings efforts and foreign exchange translation.
Six Months Ended June 30, 2018 vs. Six Months Ended June 30, 2017 Segment Results
Following is an analysis of the percentage change in net sales by segment from the six months ended June 30, 2017 to the six months ended June 30, 2018:

	Volume	Price/Mix	Currency Translation	Impact of Dispositions	Total
Epoxy, Phenolic and Coating Resins	(6)%	9%	6%	—%	9%
Forest Products Resins	1%	7%	1%	(1)%	8%
Epoxy, Phenolic and Coating Resins
Net sales in the first half of 2018 increased by $95, or 9%, when compared to the first half of 2017. Pricing positively impacted net sales by $89 due primarily to improved market conditions in our base epoxy resins business and raw material price increases contractually passed through to customers across many of our businesses. The impact of foreign exchange translation positively impacted net sales by $64, due primarily to the strengthening of the euro and Chinese yuan against the U.S. dollar in the first half of 2018 compared to the first half of 2017. Lastly, volumes negatively impacted net sales by $58, primarily related to volume decreases in our epoxy specialty business largely due to market driven delays in the production of wind turbines in China.
Segment EBITDA in the first half of 2018 increased by $44 to $142 compared to the first half of 2017. The increase was driven by increased margins in our base epoxy resins business, as well as the impact of our ongoing cost reduction initiatives, most notably in our phenolic resins business.

Forest Products Resins
Net sales in the first half of 2018 increased by $64, or 8%, when compared to the first half of 2017. Pricing positively impacted net sales by $52, which was primarily due to raw material price increases passed through to customers across many of our businesses. The impact of foreign exchange translation positively impacted net sales by $12, due largely to the strengthening of the euro and Canadian dollar against the U.S. dollar, partially offset by the strengthening of the U.S. dollar against the Brazilian real in the first half of 2018 compared to the first half of 2017. Volumes positively impacted net sales by $8, and were primarily driven by increases in our Latin American forest products resins business driven by ongoing recovery in the Brazilian economy. Lastly, the disposition of our ATG business in the first quarter of 2018 negatively impacted sales by $8.
Segment EBITDA in the first half of 2018 increased by $14, to $143, compared to the first half of 2017. This increase was primarily due to productivity, increased volumes and ongoing cost reduction initiatives in our North American formaldehyde business.
Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the other segments, such as shared service and administrative functions, unallocated foreign exchange gains and losses and legacy company costs not allocated to continuing segments. Corporate and Other charges in the first half of 2018 increased by $7 compared to the first half of 2017 due primarily to higher compensation costs, partially offset by our ongoing cost savings efforts and foreign exchange translation.
Reconciliation of Net Loss to Segment EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Reconciliation:
Net loss attributable to Hexion Inc.	$(22)	$(34)	$(35)	$(76)
Net income attributable to noncontrolling interest	(1)	—	(1)	—
Net loss	(21)	(34)	(34)	(76)
Income tax expense (benefit)	3	(1)	11	7
Interest expense, net	84	82	167	165
Depreciation and amortization	28	28	58	56
EBITDA	$94	$75	$202	$152
Items not included in Segment EBITDA:
Asset impairments	$—	$—	$25	$—
Business realignment costs	5	10	14	17
Gain on disposition	—	—	(44)	—
Realized and unrealized foreign currency losses (gains)	15	(1)	22	(2)
Loss on extinguishment of debt	—	—	—	3
Other	14	16	27	25
Total adjustments	34	25	44	43
Segment EBITDA	$128	$100	$246	$195

Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$72	$46	$142	$98
Forest Products Resins	76	68	143	129
Corporate and Other	(20)	(14)	(39)	(32)
Total	$128	$100	$246	$195

Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses. For the three and six months ended June 30, 2018 and 2017, these items primarily include expenses from retention programs and certain professional fees related to strategic projects. Business realignment costs for the three and six months ended June 30, 2018 and 2017 primarily include costs related to certain in-process facility rationalizations and cost reduction programs.

Liquidity and Capital Resources
We are a highly leveraged company. Our primary sources of liquidity are cash flows generated from operations and availability under the ABL Facility. Our primary liquidity requirements are interest, working capital and capital expenditures.

At June 30, 2018, we had $3,760 of outstanding debt and $322 in liquidity consisting of the following:

•	$114 of unrestricted cash and cash equivalents (of which $72 is maintained in foreign jurisdictions);

•	$180 of borrowings available under our ABL Facility ($350 borrowing base less $120 of outstanding borrowings and $50 of outstanding letters of credit); and

•	$28 of time drafts and borrowings available under credit facilities at certain international subsidiaries
During the second quarter of 2018, we generated $41 of cash flow from operating activities driven by improved Segment EBITDA and net working capital reductions.
Our net working capital (defined as accounts receivable and inventories less accounts payable) at June 30, 2018 and December 31, 2017 was $424 and $373, respectively. A summary of the components of our net working capital as of June 30, 2018 and December 31, 2017 is as follows:

	June 30, 2018	% of LTM Net Sales	December 31, 2017	% of LTM Net Sales (1)
Accounts receivable	$473	13%	$462	13%
Inventories	348	9%	313	9%
Accounts payable	(397)	(11)%	(402)	(12)%
Net working capital(1)	$424	11%	$373	10%

(1)
The components of net working capital at December 31, 2017 exclude $6 of net working capital related to the ATG business, which were classified as held for sale in the December 31, 2017 Consolidated Balance Sheet.

The increase in net working capital of $51 from December 31, 2017 was driven by increases in accounts receivable of $11 and inventory of $35 and a decrease in accounts payable of $5. The increases were primarily the result of price increases in the second quarter of 2018 compared to the fourth quarter of 2017 due to raw material price increases contractually passed through to customers across many of our businesses in addition to fluctuations in market conditions and seasonality. The decrease in accounts payable was largely related to the timing of vendor payments. To minimize the impact of seasonal changes in net working capital on cash flows, we continue to review inventory safety stock levels, focus on accelerating receivable collections by offering incentives to customers to encourage early payment or through the sale of receivables at a discount and negotiate with vendors or enter into inventory financing arrangements to extend payment terms.
We periodically borrow from the ABL Facility to support our short-term liquidity requirements, particularly when net working capital requirements increase in response to the seasonality of our volumes. As of June 30, 2018, there were $120 of outstanding borrowings under the ABL Facility.
Short-Term Outlook
The following factors will impact cash flows for the remainder of 2018:

•
Interest and Income Taxes: We expect cash outflows in 2018 related to interest payments on our debt of approximately $315, with the largest components being paid in the second and fourth quarters, and income tax payments between $15 and $20.

•	Capital Spending: Capital spending in 2018 is expected to be between $80 and $90.

•
Working Capital: In the first half of 2018, our net working capital increased by $51 due primarily to sequential volume increases, seasonality and raw material price inflation. We expect net working capital to decrease in the second half of the year, consistent with historical trends. For the year we anticipate a slight increase in working capital in 2018, as compared to 2017.

•
Restructuring Activities: We expect that the 2018 cost savings associated with our recently announced cost reduction programs, as well as our other ongoing and recently completed restructuring and cost reduction activities, will exceed the one-time cash costs in 2018 associated with these programs and have a net positive impact on our liquidity and cash flows.

•
Sales of Assets: As mentioned above, we completed the sale of our ATG business in January 2018 for cash proceeds of $49. Also, we continue to evaluate potential divestitures, as well as additional sales of miscellaneous or idle assets, which would further increase our liquidity.

We plan to fund these outflows with available cash and cash equivalents, cash from operations and, if necessary, through available borrowings under our ABL Facility. We continue to expect significant improvement in our overall 2018 operating cash flows compared to 2017, driven by anticipated improvement in business performance, the impact of our cost reduction programs and lower restructuring spend. Based on our liquidity position as of June 30, 2018 and projections of operating cash flows, we expect to have sufficient liquidity to fund our operations for the next twelve months.

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
Sources and Uses of Cash
Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
	2018	2017
(Uses) sources of cash:
Operating activities	$(42)	$(195)
Investing activities	7	(53)
Financing activities	53	175
Effect of exchange rates on cash flow	(3)	5
Net change in cash and cash equivalents	$15	$(68)

Operating Activities
In the first half of 2018, operations used $42 of cash. Net loss of $34 included $59 of net non-cash expense items, consisting of depreciation and amortization of $58, non-cash asset impairments of $25, amortization of deferred financing fees of $8, unrealized foreign currency losses of $12 and loss on sale of assets of $2, partially offset by a gain on disposition of $44. Net working capital used $55, which was largely driven by increases in accounts receivable and inventories due primarily to raw material price increases and seasonality. Changes in other assets and liabilities and income taxes payable used $12 due to the timing of when items were expensed versus paid, which primarily included interest expense, employee retention programs, incentive compensation, pension plan contributions and taxes.
In the first half of 2017, operations used $195 of cash. Net loss of $76 included $65 of net non-cash income items, consisting of depreciation and amortization of $56, amortization of deferred financing fees of $8, loss on debt extinguishment of $3 and unrealized foreign currency losses of $4, partially offset by gains on sale of assets of $2 and a deferred tax benefit of $2. Net working capital used $133, which was largely driven by increases in accounts receivable and inventories due primarily to volume increases related to market conditions and the seasonality of our businesses, as well as raw material price inflation. Changes in other assets and liabilities and income taxes payable used $51 due to the timing of when items were expensed versus paid, which primarily included interest expense, employee retention programs, incentive compensation, pension plan contributions and taxes.
Investing Activities
In the first half of 2018, investing activities provided $7 of cash, primarily related to net proceeds from the ATG disposition of $49 and proceeds from sale of assets of $1, partially offset by capital expenditures of $43.
In the first half of 2017, investing activities used $53 of cash, primarily driven by capital expenditures of $57, partially offset by net proceeds from the sale of assets of $4.
Financing Activities
In the first half of 2018, financing activities provided $53 of cash. Net short-term debt borrowings were $3 and net long-term debt borrowings were $51. Our long-term debt borrowings primarily consisted of $39 of additional ABL borrowings in the first half of 2018.
In the first half of 2017, financing activities provided $175 of cash. Net short-term debt borrowings were $8 and net long-term debt borrowings were $191. Our long-term debt borrowings primarily consisted of $119 in ABL borrowings, and the refinancing our 8.875% Senior Secured Notes due 2018 in February 2017.
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
Our ABL Facility, which is subject to a borrowing base, does not have any financial maintenance covenant other than a minimum fixed charge coverage ratio of 1.0 to 1.0 that would only apply if our availability under the ABL Facility at any time is less than the greater of (a) $35 and (b) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time. The fixed charge coverage ratio under the credit agreement governing the ABL Facility is generally defined as the ratio of (a) Adjusted EBITDA minus non-financed capital expenditures and cash taxes to (b) debt service plus cash interest expense plus certain restricted payments, each measured on an LTM basis. At June 30, 2018, our availability under the ABL Facility exceeded such levels; therefore, the minimum fixed charge ratio covenant did not apply. As of June 30, 2018, we were in compliance with all covenants that govern the ABL Facility. We do not believe that a covenant default under the ABL Facility is reasonably likely to occur in the foreseeable future.
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

The following table reconciles net loss to EBITDA and Adjusted EBITDA, and calculates the ratio of Adjusted EBITDA to Fixed Charges as calculated under our Secured Indentures for the period presented:

June 30, 2018
LTM Period
Net loss	$(192)
Income tax expense	22
Interest expense, net	330
Depreciation and amortization	118
Accelerated depreciation	14
EBITDA	292
Adjustments to EBITDA:
Asset impairments	38
Business realignment costs (1)	49
Realized and unrealized foreign currency losses	27
Gain on disposition	(44)
Unrealized gains on pension and postretirement benefits (2)	(4)
Other (3)	64
Cost reduction programs savings (4)	28
Adjustment for ATG disposition (5)	(2)
Adjusted EBITDA	$448
Pro forma fixed charges (6)	$315
Ratio of Adjusted EBITDA to Fixed Charges (7)	1.42

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

(5)	Represents pro forma LTM Adjusted EBITDA impact of the ATG disposition, which occurred during the first quarter of 2018.

(6)	Reflects pro forma interest expense based on interest rates at June 30, 2018.

(7)
The Company’s ability to incur additional indebtedness, among other actions, is restricted under the Secured Indentures, unless the Company has an Adjusted EBITDA to Fixed Charges ratio of at least 2.0 to 1.0. As of June 30, 2018, we did not satisfy this test. As a result, we are subject to restrictions on our ability to incur additional indebtedness and to make investments; however, there are exceptions to these restrictions, including exceptions that permit indebtedness under our ABL Facility (available borrowings of which were $180 at June 30, 2018).

Recently Issued Accounting Standards
See Note 2 in Item 1 of Part I of this Quarterly Report on Form 10-Q for a detailed description of recently issued accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no material developments during the first six months of 2018 on the matters we have previously disclosed about quantitative and qualitative market risk in our Annual Report on Form 10-K for the year ended December 31, 2017.
Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2018. Based upon that evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2018.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
The Louisville Air Pollution Control District (the “District”) issued the Company an Agreed Board Order on April 18, 2018 requiring payment of a $0.2 million penalty to resolve alleged violations in 2016, 2017 and 2018 of the District’s air pollution laws and the Company’s air permit.  The Company timely made the payment and the Agreed Board Order is resolved.
The United States Environmental Protection Agency (“U.S. EPA”) issued the Company a General Notice Letter seeking reimbursement of costs spent by U.S. EPA on a removal action associated with a site in Houston, Texas.  A private party also seeks recovery from the Company and several other parties associated with past and future remediation costs at the same site.  The Company does not agree with the alleged liability and is working cooperatively with the involved parties to resolve this matter. Potential future exposure related to this claim is less than $0.5 million.
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
Raw materials costs made up approximately 75% of our cost of sales in the first half of 2018. The prices of our direct and indirect raw materials have been, and we expect them to continue to be, volatile. If the cost of direct or indirect raw materials increases significantly and we are unable to offset the increased costs with higher selling prices, our profitability will decline. Increased selling prices for our products to offset the increased cost of raw materials could also hurt our ability to remain both competitive and profitable in the markets in which we compete.
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
Many of our raw materials and intermediate products are available in the quantities we require from a limited number of suppliers. Should any of our key suppliers fail to deliver these raw materials or intermediate products to us or no longer supply us, we may be unable to purchase these materials in necessary quantities, which could adversely affect our volumes, or may not be able to purchase them at prices that would allow us to remain competitive. During the past several years, certain of our suppliers have experienced force majeure events rendering them unable to deliver all, or a portion of, the contracted-for raw materials. On these occasions, we have been forced to limit production or were forced to purchase replacement raw materials in the open market at significantly higher costs or place our customers on an allocation of our products. In the past, some of our customers have chosen to discontinue or decrease the use of our products as a result of these measures. For example, in 2014, Shell notified us of a supply interruption event at its Moerdijk, Netherlands facility, which provides key raw materials to us, and this event resulted in us allocating certain products to our customers through mid-2015, at which point the disruption was resolved, but we experienced losses to some of our customer base due to the interruption. In addition, we cannot predict whether new regulations or restrictions may be imposed in the future which may result in reduced supply or further increases in prices. We cannot assure investors that we will be able to renew our current materials contracts or enter into replacement contracts on commercially acceptable terms, or at all. Fluctuations in the price of these or other raw materials or intermediate products, the loss of a key source of supply or any delay in the supply could result in a material adverse effect on our business.
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
Several governmental agencies have enacted, are considering or may consider in the future, regulations that may impact our ability to sell certain chemical products in certain geographic areas. The European Registration, Evaluation and Authorization of Chemicals (“REACH”) regulation requires manufacturers, importers and consumers of certain chemicals manufactured in, or imported into, the European Union to register such chemicals and evaluate their potential impacts on human health and the environment. REACH may result in certain chemicals being further regulated, restricted or banned from use in the European Union. In addition, the Frank R. Lautenberg Chemical Safety for the 21st Century Act (“LCSA”) was signed into law on June 22, 2016, and updates and revises the Toxic Substances Control Act. LCSA requires the implementing agency to conduct risk evaluations on high priority chemicals, which could include chemical products we manufacture. Other countries have implemented, or are considering implementation of, similar chemical regulatory programs. When fully implemented and applied, REACH, LCSA and other similar regulatory programs may result in significant adverse market impacts on the affected chemical products. If we fail to comply with REACH, LCSA or other similar laws and regulations, we may be subject to penalties or other enforcement actions, including fines, injunctions, recalls or seizures, which would have a material adverse effect on our financial condition, cash flows and profitability. Additionally, studies conducted in association with these regulatory programs, or otherwise conducted through trade associations, may result in new information regarding the health effects and environmental impact of our products and raw materials. Such studies could result in future regulations restricting the manufacture or use of our products, liability for adverse environmental or health effects linked to our products, and/or de-selection of our products for specific applications. These restrictions, liability, and product de-selection could have a material adverse effect on our business, our financial condition and/or liquidity.
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

Bisphenol A (“BPA”), which is manufactured and used as an intermediate at our Deer Park, Texas and Pernis, Netherlands manufacturing facilities, and is also sold directly to third parties, is currently considered under certain state and international regulatory programs as a reproductive toxicant and an “endocrine disrupter,” meaning BPA could disrupt normal biological processes. BPA continues to be subject to scientific, regulatory and legislative review and negative media attention. In Europe, the EU Committee for Risk Assessment adopted an opinion to change the existing harmonized classification and labeling of BPA from a category 2 reproductive Toxicant to a category 1B reproductive Toxicant. This classification change became effective March 1, 2018. The EU Member State Committee agreed to add BPA to the Substance of Very High Concern (“SVHC”) candidate list based upon its classification as a reproductive toxicant, as well as for its endocrine disrupting properties to both human health and the environment. The REACH Risk Management Option Analysis (RMOA) was released July 6, 2017, in which BPA is identified as an endocrine disruptor for the environment with no safe threshold, and REACH restrictions are identified as the preferred risk management measure. The California Environmental Protection Agency’s Office of Environmental Health Hazard Assessment (“OEHHA”) listed BPA under Proposition 65 as a developmental and reproductive toxicant, requiring warning labels unless BPA exposures are shown to be less than a risk-based level (the maximum allowable dose level (“MADL”)). As of May 11, 2016, products containing BPA sold into California must comply with Proposition 65’s requirements. Despite these hazard designations and listings, the US Food and Drug Administration (“FDA”) is also actively engaged in the scientific and regulatory review of BPA and, in a letter submitted to OEHHA dated April 6, 2015, reaffirmed that BPA is safe as currently permitted in FDA-regulated food contact uses and concluded that FDA’s National Center for Toxicological Research study did not support the listing of BPA as a reproductive toxicant. In December 2012, France enacted a law that bans direct contact of packaging containing BPA with food and consumer products. In January 2015, the European Food Safety Authority (“EFSA”) concluded that BPA poses no health risk to consumers of any age group (including unborn children, infants and adolescents) at currently permitted exposure levels. EFSA confirmed this conclusion in October 2016. Regulatory and legislative initiatives such as these, or product de-selection resulting from such regulatory actions, may result in a reduction in demand for BPA and our products containing BPA and could also result in additional liabilities as well as an increase in operating costs to meet more stringent regulations. Such increases in operating costs and/or reduction in demand could have a material adverse effect on our operations and profitability.
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
In the first half of 2018, approximately 60% of our net sales originated outside the United States. In our consolidated financial statements, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period or the exchange rate at the end of that period. During times of a strengthening U.S. dollar, at a constant level of business, our reported international revenues and earnings would be reduced because the local currency would translate into fewer U.S. dollars.
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
Oil and natural gas prices have fluctuated greatly over the past several years and we anticipate that they will continue to do so. Natural gas and electricity are essential to our manufacturing processes, which are energy-intensive. Our energy costs represented approximately 4% of our total cost of sales for the the first half of 2018.
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
We have not yet realized all of the cost savings and synergies we expect to achieve from our ongoing strategic initiatives. A variety of risks could cause us not to realize the expected cost savings and synergies, including but not limited to, higher than expected severance costs related to staff reductions; higher than expected retention costs for employees that will be retained; higher than expected stand-alone overhead expenses; delays in the anticipated timing of activities related to our cost-savings plans; and other unexpected costs associated with operating our business. In November 2017, we initiated new cost reduction programs that we expect to generate approximately $44 of annual savings once fully implemented. As of June 30, 2018, we had $28 of total in-process cost savings related to new and existing programs.
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
We have substantial consolidated indebtedness. As of June 30, 2018, we had approximately $3.8 billion of consolidated outstanding indebtedness, including payments due within the next twelve months and short-term borrowings. In addition, we had a $180 undrawn revolver under our ABL Facility, subject to a borrowing base, after giving effect to $50 of outstanding letters of credit. In 2018, our annualized cash interest expense is projected to be approximately $315 based on consolidated indebtedness and interest rates at June 30, 2018, of which $308 represents cash interest expense on fixed-rate obligations.
As of June 30, 2018, approximately $162, or 4%, of our borrowings were at variable interest rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same. Assuming our consolidated variable interest rate indebtedness outstanding as of June 30, 2018 remains the same, an increase of 1% in the interest rates payable on our variable rate indebtedness would increase our annual estimated debt service requirements by approximately $2.
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

HEXION INC.

Date:	August 7, 2018	/s/ George F. Knight
George F. Knight
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)