Form 10-Q
period 2018-09-30
HEXION INC.
filed 2018-11-13
CIK 13239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐   No  ☒

Explanatory Note:  While the registrant is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, it has filed all reports required to be filed by such filing requirements during the preceding 12 months.
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
Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on November 1, 2018: 82,556,847

HEXION INC.

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
HEXION INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions, except share data)	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $16 and $18, respectively)	$137	$115
Accounts receivable (net of allowance for doubtful accounts of $17 and $19, respectively)	463	462
Inventories:
Finished and in-process goods	291	221
Raw materials and supplies	105	92
Current assets held for sale	—	6
Other current assets	62	44
Total current assets	1,058	940
Investment in unconsolidated entities	19	20
Deferred income taxes	9	8
Long-term assets held for sale	—	2
Other long-term assets	40	49
Property and equipment:
Land	90	84
Buildings	282	291
Machinery and equipment	2,297	2,327
	2,669	2,702
Less accumulated depreciation	(1,826)	(1,778)
	843	924
Goodwill	109	112
Other intangible assets, net	29	42
Total assets	$2,107	$2,097
Liabilities and Deficit
Current liabilities:
Accounts payable	$391	$402
Debt payable within one year	84	125
Interest payable	101	82
Income taxes payable	7	12
Accrued payroll and incentive compensation	63	47
Current liabilities associated with assets held for sale	—	2
Other current liabilities	111	135
Total current liabilities	757	805
Long-term liabilities:
Long-term debt	3,710	3,584
Long-term pension and post employment benefit obligations	247	262
Deferred income taxes	12	11
Other long-term liabilities	182	177
Total liabilities	4,908	4,839
Commitments and contingencies (see Note 7)
Deficit
Common stock—$0.01 par value; 300,000,000 shares authorized, 170,605,906 issued and 82,556,847 outstanding at September 30, 2018 and December 31, 2017	1	1
Paid-in capital	526	526
Treasury stock, at cost—88,049,059 shares	(296)	(296)
Accumulated other comprehensive loss	(16)	(8)
Accumulated deficit	(3,016)	(2,964)
Total Hexion Inc. shareholder’s deficit	(2,801)	(2,741)
Noncontrolling interest	—	(1)
Total deficit	(2,801)	(2,742)
Total liabilities and deficit	$2,107	$2,097
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Net sales	$952	$914	$2,893	$2,696
Cost of sales	796	797	2,414	2,312
Gross profit	156	117	479	384
Selling, general and administrative expense	72	77	231	233
Gain on disposition	—	—	(44)	—
Asset impairments	3	13	28	13
Business realignment costs	5	10	19	27
Other operating expense, net	6	1	26	4
Operating income	70	16	219	107
Interest expense, net	83	82	250	247
Loss on extinguishment of debt	—	—	—	3
Other non-operating (income) expense, net	(1)	(5)	6	(10)
Loss before income tax and earnings from unconsolidated entities	(12)	(61)	(37)	(133)
Income tax expense	6	9	17	16
Loss before earnings from unconsolidated entities	(18)	(70)	(54)	(149)
Earnings from unconsolidated entities, net of taxes	—	—	2	3
Net loss	(18)	(70)	(52)	(146)
Net income attributable to noncontrolling interest	—	—	(1)	—
Net loss attributable to Hexion Inc.	$(18)	$(70)	$(53)	$(146)
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Net loss	$(18)	$(70)	$(52)	$(146)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(6)	10	(8)	25
Other comprehensive (loss) income	(6)	10	(8)	25
Comprehensive loss	(24)	(60)	(60)	(121)
Comprehensive income attributable to noncontrolling interest	—	—	(1)	—
Comprehensive loss attributable to Hexion Inc.	$(24)	$(60)	$(61)	$(121)
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(In millions)	2018	2017
Cash flows used in operating activities
Net loss	$(52)	$(146)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	85	85
Non-cash asset impairments and accelerated depreciation	30	27
Deferred tax benefit	—	(1)
Loss (gain) on sale of assets	3	(1)
Gain on disposition	(44)	—
Amortization of deferred financing fees	13	12
Loss on extinguishment of debt	—	3
Unrealized foreign currency losses (gains)	12	(5)
Other non-cash adjustments	—	(4)
Net change in assets and liabilities:
Accounts receivable	(25)	(89)
Inventories	(91)	(29)
Accounts payable	10	(32)
Income taxes payable	4	8
Other assets, current and non-current	(20)	(4)
Other liabilities, current and long-term	26	(29)
Net cash used in operating activities	(49)	(205)
Cash flows used in investing activities
Capital expenditures	(62)	(86)
Capitalized interest	—	(1)
Proceeds from disposition, net	49	—
Proceeds from sale of assets, net	1	5
Net cash used in investing activities	(12)	(82)
Cash flows provided by financing activities
Net short-term debt borrowings	6	15
Borrowings of long-term debt	425	1,291
Repayments of long-term debt	(343)	(1,079)
Long-term debt and credit facility financing fees paid	(1)	(25)
Net cash provided by financing activities	87	202
Effect of exchange rates on cash and cash equivalents	(4)	7
Change in cash and cash equivalents	22	(78)
Cash and cash equivalents at beginning of period	115	196
Cash and cash equivalents at end of period	$137	$118
Supplemental disclosures of cash flow information
Cash paid for:
Interest, net	$219	$205
Income taxes, net	12	10
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENT OF DEFICIT (Unaudited)

(In millions)	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Hexion Inc. Deficit	Noncontrolling Interest	Total
Balance at December 31, 2017	$1	$526	$(296)	$(8)	$(2,964)	$(2,741)	$(1)	$(2,742)
Net (loss) income	—	—	—	—	(53)	(53)	1	(52)
Other comprehensive loss	—	—	—	(8)	—	(8)	—	(8)
Impact of change in accounting policy	—	—	—	—	1	1	—	1
Balance at September 30, 2018	$1	$526	$(296)	$(16)	$(3,016)	$(2,801)	$—	$(2,801)

See Notes to Condensed Consolidated Financial Statements
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In millions, except share data)
1. Background and Basis of Presentation
Based in Columbus, Ohio, Hexion Inc. (“Hexion” or the “Company”) serves global industrial markets through a broad range of thermoset technologies, specialty products and technical support for customers in a diverse range of applications and industries. The Company’s business is organized based on the products offered and the markets served. At September 30, 2018, the Company had three reportable segments: Epoxy, Phenolic and Coating Resins; Forest Products Resins; and Corporate and Other.
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
2. Summary of Significant Accounting Policies
Revenue Recognition—The Company follows the principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. Revenue, net of estimated allowances and returns, is recognized when the Company has completed its performance obligations under a contract and control of the product is transferred to the customer. Substantially all revenue is recognized at the time shipment is made or upon delivery as risk and title to the product transfer to the customer. Sales, value add, and other taxes that are collected concurrently with revenue-producing activities are excluded from revenue. Contract terms for certain transactions, including sales made on a consignment basis, result in the transfer of control of the finished product to the customer prior to the point at which the Company has the right to invoice for the product. In these cases, timing of revenue recognition will differ from the timing of invoicing to customers and will result in the Company recording a contract asset. At September 30, 2018, a contract asset balance of $12 is recorded within “Other current assets” with a corresponding decrease of $10 recorded within “Finished and in-process goods” in the unaudited Condensed Consolidated Balance Sheet. Refer to Note 10 for additional discussion of the Company’s net sales by reportable segment disaggregated by geographic region.
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
Subsequent Events—The Company has evaluated events and transactions subsequent to September 30, 2018 through the date of issuance of its unaudited Condensed Consolidated Financial Statements.
Cash and Cash Equivalents— The Company considers all highly liquid investments that are purchased with an original maturity of three months or less to be cash equivalents. The Company’s restricted cash balances of $16 and $18 as of September 30, 2018 and December 31, 2017, respectively, represent deposits to secure certain bank guarantees issued to third parties to guarantee potential obligations of the Company primarily related to the completion of tax audits and environmental liabilities. These balances will remain restricted as long as the underlying exposures exist and are included in the Consolidated Balance Sheets as a component of “Cash and cash equivalents.” Following the adoption of ASU 2016-18: Statement of Cash Flows (Topic 230) Restricted Cash, the Company includes restricted cash in the cash and cash equivalents balance of the Condensed Consolidated Statements of Cash Flows.

The following table includes the restricted cash changes as a result of the adoption of ASU 2016-18 in the unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017:

Unaudited Condensed Consolidated Statements of Cash Flows
	For the nine months ended September 30, 2017
	Previous Accounting Method	Effect of Accounting Change	As Reported
Cash flows used in investing activities
Change in restricted cash	$1	$(1)	$—
Net cash used in investing activities	(81)	(1)	(82)

Effect of exchange rates on cash and cash equivalents	5	2	7
Change in cash and cash equivalents	(79)	1	(78)
Cash and cash equivalents at beginning of period	179	17	196
Cash and cash equivalents at end of period	$100	$18	$118
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
In accordance with the new revenue standard requirements, the impact of adoption on the Company’s unaudited Condensed Consolidated Statements of Operations and unaudited Condensed Consolidated Balance Sheets were as follows:

Unaudited Condensed Consolidated Statements of Operations
	For the three months ended September 30, 2018			For the nine months ended September 30, 2018
	As reported	Balances without Adoption of ASC 606	Effect of change higher/(lower)	As reported	Balances without Adoption of ASC 606	Effect of change higher/(lower)
Net sales	$952	$952	$—	$2,893	$2,892	$1
Cost of sales	796	795	1	2,414	2,414	—
Gross profit	156	157	(1)	479	478	1

Unaudited Condensed Consolidated Balance Sheets
	Balance at September 30, 2018
Assets	As reported	Balances without Adoption of ASC 606	Effect of change higher/(lower)
Inventory	$291	$301	$(10)
Other current assets	62	50	12

Deficit
Accumulated deficit	(3,016)	(3,018)	2
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
In November 2016, the FASB issued Accounting Standards Board Update No. 2016-18: Statement of Cash Flows (Topic 230) Restricted Cash (“ASU 2016-18”) as part of the FASB simplification initiative. ASU 2016-18 requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of period total amounts shown on the statement of cash flows. ASU 2016-18 also requires supplemental disclosure regarding the nature of restrictions on a company’s cash and cash equivalents, such as the purpose and terms of the restriction, expected duration of the restriction and the amount of cash subject to restriction. The guidance was effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted ASU 2016-18 as of January 1, 2018. As a result of adopting ASU 2016-18, the beginning and ending cash balances within the unaudited Condensed Consolidated Statements of Cash Flows now include restricted cash as of September 30, 2018 and 2017. The impact of the adoption of this standard on the Company’s unaudited Condensed Consolidated Statements of Cash Flows is disclosed above in the cash and cash equivalents section of this footnote.
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
The impact of these pension and OPEB accounting policy changes were applied through retrospective adoption of the new ASU 2017-07 to all periods presented. Accordingly, all relevant information for the three and nine months ended September 30, 2018 and all prior periods has been adjusted to reflect the application of the changes.

The effects of the changes to the unaudited Condensed Consolidated Statements of Operations are as follows:

Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2017:
	Previous Accounting Method	Effect of Accounting Change	As Reported
Selling, general and administrative expense	$75	$2	$77
Operating income	18	(2)	16
Other non-operating (income) expense, net	(3)	(2)	(5)

Unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2017:
	Previous Accounting Method	Effect of Accounting Change	As Reported
Selling, general and administrative expense	$227	$6	$233
Operating income	113	(6)	107
Other non-operating (income) expense, net	(4)	(6)	(10)
Newly Issued Accounting Standards
In February 2016, the FASB issued Accounting Standards Board Update No. 2016-02: Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 supersedes the existing lease guidance in Topic 840. According to the new guidance, all leases, with limited scope exceptions, will be recorded on the balance sheet in the form of a liability to make lease payments (lease liability) and a right-of-use asset representing the right to use the underlying asset for the lease term. The guidance is effective for annual and interim periods beginning on or after December 15, 2018. The Company plans to adopt ASU 2016-02 on a prospective basis. The Company is in the process of implementing a software solution to facilitate the development of reporting and disclosure processes and controls around leases to meet the new accounting and disclosure requirements upon adoption in January 2019. In addition, the Company is currently assessing the potential impact of this standard on its financial statements and based on current analysis, the Company anticipates right-of-use assets and offsetting lease liabilities in an approximate range of $80 and $130 to be recorded on the Company’s Balance Sheet upon adoption of the standard.
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

The following table summarizes restructuring information by reporting segment:

	Epoxy, Phenolic and Coating Resins	Forest Products Resins	Corporate and Other	Total
Total restructuring costs expected to be incurred	$14	$9	$4	$27
Total restructuring costs incurred through September 30, 2018	$13	$8	$4	$25

Accrued liability at December 31, 2017	$11	$3	$3	$17
Restructuring charges and adjustments	1	3	1	5
Payments	(10)	(3)	(2)	(15)
Accrued liability at September 30, 2018	$2	$3	$2	$7

Oilfield

During the first quarter of 2018, the Company indefinitely idled an oilfield manufacturing facility within its Epoxy, Phenolic and Coating Resins segment, and production was shifted to another facility within the oilfield manufacturing group. This represented a triggering event resulting in an impairment evaluation of the fixed and intangible assets within the U.S. oilfield asset group. As a result, an asset impairment of $20 was recorded in the first quarter of 2018 related to the fixed assets at the idled manufacturing facility. In addition, the remaining U.S. oilfield asset group was evaluated for impairment utilizing a discounted cash flow approach, resulting in an additional impairment of $5 that was recorded during the first quarter of 2018 related to an existing customer relationship intangible asset. Overall, the Company incurred $25 of total impairment related to these assets, which is included in “Asset impairments” in the unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2018.
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
During the three and nine months ended September 30, 2018 and 2017, the Company recognized expense under the Management Consulting Agreement of $1 and $2, respectively. This amount is included in “Other operating expense, net” in the unaudited Condensed Consolidated Statements of Operations.
Transactions with MPM
Shared Services Agreement
On October 1, 2010, the Company entered into a shared services agreement with Momentive Performance Materials Inc. (“MPM”) (which, from October 1, 2010 through October 24, 2014, was a subsidiary of Hexion Holdings), as amended in October 2014 (the “Shared Services Agreement”). Under this agreement, the Company provides to MPM, and MPM provides to the Company, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, legal and procurement services. The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between the Company and MPM. The Shared Services Agreement was renewed for one year starting October 2018 and is subject to termination by either the Company or MPM, without cause, on not less than 30 days’ written notice, and expires in October 2019 (subject to one-year renewals every year thereafter; absent contrary notice from either party). The Company periodically reviews the scope of services provided under this agreement.
Pursuant to the Shared Services Agreement, the below table summarizes the transactions between the Company and MPM:

	Nine Months Ended September 30,
	2018	2017
Total cost pool - Hexion (1)	$23	$41
Total cost pool - MPM (1)	17	31
(1)     Included in the net costs incurred during the nine months ended September 30, 2018 and 2017, were net billings from Hexion to MPM of $11 and $21, respectively, to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to the applicable agreed upon allocation percentage.

	September 30, 2018	December 31, 2017
Accounts receivable from MPM	$1	$3

Sales and Purchases of Products with MPM
The Company also sells products to, and purchases products from, MPM. There were no products sold during the three months ended September 30, 2018 and during the three months ended September 30, 2017, the Company sold less than $1 of products to MPM. During the nine months ended September 30, 2018 and 2017, the Company sold less than $1 of products to MPM. During the three and nine months ended September 30, 2018 and 2017, the company earned less than $1 from MPM as compensation for acting as distributor of products. Refer to the below table for the summary of the purchases of products with MPM:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Purchases from MPM	$9	$6	$25	$18

	September 30, 2018	December 31, 2017
Accounts payable to MPM	$3	$2
Purchases and Sales of Products and Services with Apollo Affiliates Other than MPM
The Company sells products to various Apollo affiliates other than MPM. These sales were $1 for both the three months ended September 30, 2018 and September 30, 2017 and $2 and $3 for the nine months ended September 30, 2018 and 2017, respectively. Accounts receivable from these affiliates were less than $1 at both September 30, 2018 and December 31, 2017.
Other Transactions and Arrangements
The Company sells products and provides services to, and purchases products from, its joint ventures which are recorded under the equity method of accounting. Refer to the below table for a summary of the sales and purchases with the Company and its joint ventures which are recorded under the equity method of accounting:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sales to joint ventures	$1	$1	$7	$9
Purchases from joint ventures	< 1	3	5	10

	September 30, 2018	December 31, 2017
Accounts receivable from joint ventures	$3	$6
Accounts payable to joint ventures	< 1	1
In addition to the accounts receivable from joint ventures disclosed above, the Company had a loan receivable of $7 and $6 as of September 30, 2018 and December 31, 2017, respectively, from its unconsolidated forest products joint venture in Russia.
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

Recurring Fair Value Measurements
As of September 30, 2018, the Company had derivative assets related to foreign exchange, electricity and natural gas contracts of $1, which were measured using level 2 inputs, and consisted of derivative instruments transacted primarily in over-the-counter markets. There were no transfers between Level 1, Level 2 or Level 3 measurements during the nine months ended September 30, 2018 or 2017.

The Company calculates the fair value of its Level 2 derivative liabilities using standard pricing models with market-based inputs, adjusted for nonperformance risk. When its financial instruments are in a liability position, the Company evaluates its credit risk as a component of fair value. At both September 30, 2018 and December 31, 2017, no adjustment was made by the Company to reduce its derivative position for nonperformance risk.
When its financial instruments are in an asset position, the Company is exposed to credit loss in the event of nonperformance by other parties to these contracts and evaluates their credit risk as a component of fair value.
Non-derivative Financial Instruments
The following table summarizes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	Carrying Amount(1)	Fair Value
		Level 1	Level 2	Level 3	Total
September 30, 2018
Debt	$3,826	$—	$3,468	$65	$3,533
December 31, 2017
Debt	$3,750	$—	$3,206	$49	$3,255

(1)	Debt carrying amounts exclude unamortized deferred debt issuance costs of $32 and $41 at September 30, 2018 and December 31, 2017, respectively.
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
6. Debt Obligations
Debt outstanding at September 30, 2018 and December 31, 2017 is as follows:

	September 30, 2018		December 31, 2017
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
ABL Facility	$150	$—	$81	$—
Senior Secured Notes:
6.625% First-Priority Senior Secured Notes due 2020 (includes $1 and $2 of unamortized debt premium at September 30, 2018 and December 31, 2017, respectively)	1,551	—	1,552	—
10.00% First-Priority Senior Secured Notes due 2020	315	—	315	—
10.375% First-Priority Senior Secured Notes due 2022	560	—	560	—
13.75% Senior Secured Notes due 2022	225	—	225	—
9.00% Second-Priority Senior Secured Notes due 2020	574	—	574	—
Debentures:
9.2% debentures due 2021	74	—	74	—
7.875% debentures due 2023	189	—	189	—
Other Borrowings:
Australia Facility due 2021 (1)	33	4	—	50
Brazilian bank loans	12	35	9	34
Lease obligations	56	9	44	5
Other	3	36	2	36
Unamortized debt issuance costs	(32)	—	(41)	—
Total	$3,710	$84	$3,584	$125
(1)     In February 2018, the Company extended its Australian Term Loan Facility through January 2021.
The Company has $1.9 billion of First-Priority Senior Secured Notes maturing in April 2020 and $0.6 billion of Second-Priority Senior Secured Notes maturing in November 2020. Additionally, if 91 days prior to the scheduled maturity of these notes, more than $50 aggregate principal amount of the maturing notes is outstanding, the ABL Facility, which matures in December 2021, will accelerate and become immediately due and payable.

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
The following table summarizes all probable environmental remediation, indemnification and restoration liabilities, including related legal expenses, at September 30, 2018 and December 31, 2017:

	Liability		Range of Reasonably Possible Costs at September 30, 2018
Site Description	September 30, 2018	December 31, 2017	Low	High
Geismar, LA	$13	$14	$9	$22
Superfund and offsite landfills – allocated share:
Less than 1%	2	2	1	5
Equal to or greater than 1%	5	6	5	14
Currently-owned	4	4	2	8
Formerly-owned:
Remediation	23	26	21	39
Monitoring only	1	—	1	4
Total	$48	$52	$39	$92
These amounts include estimates for unasserted claims that the Company believes are probable of loss and reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of a range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. At September 30, 2018 and December 31, 2017, $9 and $11, respectively, have been included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets, with the remaining amount included in “Other long-term liabilities.”
Following is a discussion of the Company’s environmental liabilities and the related assumptions at September 30, 2018:
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
Formerly-Owned Sites—The Company is conducting, or has been identified as a PRP in connection with, environmental remediation at a number of locations that it formerly owned and/or operated. Remediation costs at these former sites, such as those associated with the Company’s former phosphate mining and processing operations, could be material. The Company has accrued those costs for formerly-owned sites which are currently probable and reasonably estimable. One such site is the Coronet Industries, Inc. Superfund Alternative Site in Plant City, Florida. The current owner of the site alleged that it incurred environmental costs at the site for which it has a contribution claim against the Company, and that additional future costs are likely to be incurred. The Company signed a settlement agreement with the current owner and past owner of the site, which provides the Company will pay $10 over three annual installments in fulfillment of the contribution claim against the Company for past remediation costs. The Company timely paid all three annual installments. Additionally, the Company accepted a 40% allocable share of specified future remediation costs at this site. The Company estimates its allocable share of future remediation costs to be approximately $14. The final costs to the Company will depend on the method of remediation chosen, the amount of time necessary to accomplish remediation and the ongoing financial viability of the other PRPs. Currently, the Company has insufficient information to estimate the range of reasonably possible costs related to this site.
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
Non-Environmental Legal Matters
The Company is involved in various legal proceedings in the ordinary course of business and had reserves of $2 and $3 at September 30, 2018 and December 31, 2017, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable. At September 30, 2018 and December 31, 2017, $2 has been included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets, with less than $1 included in “Other long-term liabilities.”
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

8. Pension and Postretirement Benefit Plans
As a result of the adoption of ASU 2017-07, the Company’s service cost component of net benefit cost is included in “Operating income” and all other components of net benefit cost are included in “Other non-operating (income) expense, net” within the Company’s unaudited Condensed Consolidated Statements of Operations. Following are the components of net benefit cost recognized by the Company for the three and nine months ended September 30, 2018 and 2017:

	Pension Benefits				Non-Pension Postretirement Benefits
	Three Months Ended September 30,				Three Months Ended September 30,
	2018		2017		2018		2017
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1	$4	$1	$4	$—	$—	$—	$—
Interest cost on projected benefit obligation	1	3	2	3	—	1	—	—
Expected return on assets	(3)	(4)	(3)	(3)	—	—	—	—
Net (benefit) expense	$(1)	$3	$—	$4	$—	$1	$—	$—

	Pension Benefits				Non-Pension Postretirement Benefits
	Nine Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$2	$13	$2	$12	$—	$—	$—	$—
Interest cost on projected benefit obligation	5	8	6	7	—	1	—	1
Expected return on assets	(10)	(10)	(10)	(8)	—	—	—	—
Net (benefit) expense	$(3)	$11	$(2)	$11	$—	$1	$—	$1
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

The Company received gross cash consideration for the ATG business in the amount of $49, which was used for general corporate purposes. The Company recorded a gain on this disposition of $44 which is included in “Gain on disposition” in the unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2018.
10. Segment Information
The Company’s business segments are based on the products that the Company offers and the markets that it serves. In the fourth quarter of 2017, the Company added Corporate and Other as a reportable segment. At September 30, 2018, the Company had three reportable segments: Epoxy, Phenolic and Coating Resins; Forest Products Resins; and Corporate and Other. A summary of the major products of the Company’s reportable segments follows:

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
Following is net sales by reportable segment disaggregated by geographic region:

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Epoxy, Phenolic and Coating Resins	Forest Products Resins	Total	Epoxy, Phenolic and Coating Resins	Forest Products Resins	Total
North America	$225	$294	$519	$215	$254	$469
Europe	215	49	264	220	49	269
Asia Pacific	80	35	115	91	34	125
Latin America	1	53	54	2	49	51
Total	$521	$431	$952	$528	$386	$914

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Epoxy, Phenolic and Coating Resins	Forest Products Resins	Total	Epoxy, Phenolic and Coating Resins	Forest Products Resins	Total
North America	$695	$856	$1,551	$623	$773	$1,396
Europe	709	155	864	665	145	810
Asia Pacific	218	101	319	243	99	342
Latin America	3	156	159	6	142	148
Total	$1,625	$1,268	$2,893	$1,537	$1,159	$2,696
(1)     Intersegment sales are not significant and, as such, are eliminated within the selling segment.

Reconciliation of Net Loss to Segment EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Reconciliation:
Net loss attributable to Hexion Inc.	$(18)	$(70)	$(53)	$(146)
Net income attributable to noncontrolling interest	—	—	(1)	—
Net loss	(18)	(70)	(52)	(146)
Income tax expense	6	9	17	16
Interest expense, net	83	82	250	247
Depreciation and amortization	27	29	85	85
Accelerated depreciation	2	14	2	14
EBITDA	$100	$64	$302	$216
Items not included in Segment EBITDA:
Asset impairments and write-downs	$7	$13	$32	$13
Business realignment costs	5	10	19	27
Gain on disposition	—	—	(44)	—
Realized and unrealized foreign currency losses (gains)	4	(5)	26	(7)
Loss on extinguishment of debt	—	—	—	3
Other	12	14	39	39
Total adjustments	28	32	72	75
Segment EBITDA	$128	$96	$374	$291

Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$66	$45	$208	$143
Forest Products Resins	76	66	219	195
Corporate and Other	(14)	(15)	(53)	(47)
Total	$128	$96	$374	$291

Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses. For the three and nine months ended September 30, 2018 and 2017, these items primarily include expenses from retention programs and certain professional fees related to strategic projects. Business realignment costs for the three and nine months ended September 30, 2018 and 2017 primarily include costs related to certain in-process facility rationalizations and cost reduction programs.
11. Changes in Accumulated Other Comprehensive Loss
Following is a summary of changes in “Accumulated other comprehensive loss” for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$1	$(11)	$(10)	$3	$(27)	$(24)
Other comprehensive (loss) income before reclassifications, net of tax	—	(6)	(6)	—	10	10
Ending balance	$1	$(17)	$(16)	$3	$(17)	$(14)

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$1	$(9)	$(8)	$3	$(42)	$(39)
Other comprehensive (loss) income before reclassifications, net of tax	—	(8)	(8)	—	25	25
Ending balance	$1	$(17)	$(16)	$3	$(17)	$(14)
12. Income Taxes

On December 22, 2017, the United States enacted tax reform legislation (“Tax Reform”) that included a broad range of business tax provisions, including but not limited to a reduction in the U.S. federal tax rate from 35% to 21% as well as provisions that limit or eliminate various deductions or credits. The legislation also causes U.S. expenses, such as interest and general administrative expenses, to be taxed and imposes a new tax on U.S. cross-border payments. The 2017 provision for income taxes included a provisional charge of $65 for the transition tax on accumulated foreign earnings and profits, which resulted in an associated reduction of an estimated $185 in the Company’s net operating loss carryforward. The Company filed its 2017 tax return during the third quarter of 2018, which included a transition tax of $63 and an associated reduction of $181 in the Company’s net operating loss carryforward.
In response to the enactment of U.S. tax reform, the SEC issued guidance (referred to as “SAB 118”) to address the complexity in accounting for this new legislation. When the initial accounting for items under the new legislation is incomplete, the guidance allows companies to recognize provisional amounts when reasonable estimates can be made or to continue to apply the prior tax law if a reasonable estimate of the impact cannot be made. The SEC has provided up to a one-year window for companies to finalize the accounting for the impacts of this new legislation and the Company anticipates finalizing its accounting during the fourth quarter of 2018.
The Company's accounting for the above items is based upon reasonable estimates of the tax effects of Tax Reform; however, its estimates may change upon the finalization of its implementation and additional interpretive guidance from regulatory authorities.  The Company will complete its accounting for the above tax effects of Tax Reform during the fourth quarter of 2018 as provided in SAB 118 and will reflect any adjustments to its provisional amounts as an adjustment to the provision for taxes in the reporting period in which the amounts are finally determined.
Additionally, certain provisions of Tax Reform are not effective until 2018. The Company continues to evaluate the impact of these provisions and has recorded a net zero impact in the financial statements due to U.S.’ valuation allowance. The Company has not made any accounting policy elections with respect to these items.
The effective tax rate was (50)% and (15)% for the three months ended September 30, 2018 and 2017, respectively. The effective tax rate was (46)% and (12)% for the nine months ended September 30, 2018 and 2017, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and losses among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating gains and losses generated in jurisdictions where no tax expense or benefit was recognized due to the maintenance of a full valuation allowance.

For the three and nine months ended September 30, 2018 and 2017, income tax expense relates primarily to income from certain foreign operations. In 2018 and 2017, losses in the United States and certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to the maintenance of a full valuation allowance.
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

HEXION INC.
SEPTEMBER 30, 2018
CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0 and $16, respectively)	$34	$1	$102	$—	$137
Accounts receivable, net	120	1	342	—	463
Intercompany accounts receivable	64	—	49	(113)	—
Intercompany loans receivable—current portion	69	—	—	(69)	—
Inventories:
Finished and in-process goods	123	—	168	—	291
Raw materials and supplies	43	—	62	—	105
Other current assets	28	—	34	—	62
Total current assets	481	2	757	(182)	1,058
Investment in unconsolidated entities	144	13	19	(157)	19
Deferred income taxes	—	—	9	—	9
Other assets, net	13	7	20	—	40
Intercompany loans receivable	1,121	—	135	(1,256)	—
Property and equipment, net	365	—	478	—	843
Goodwill	52	—	57	—	109
Other intangible assets, net	21	—	8	—	29
Total assets	$2,197	$22	$1,483	$(1,595)	$2,107
Liabilities and Deficit
Current liabilities:
Accounts payable	$117	$1	$273	$—	$391
Intercompany accounts payable	49	—	64	(113)	—
Debt payable within one year	13	—	71	—	84
Intercompany loans payable within one year	—	—	69	(69)	—
Interest payable	99	—	2	—	101
Income taxes payable	4	—	3	—	7
Accrued payroll and incentive compensation	29	—	34	—	63
Other current liabilities	62	—	49	—	111
Total current liabilities	373	1	565	(182)	757
Long-term liabilities:
Long-term debt	3,536	—	174	—	3,710
Intercompany loans payable	135	—	1,121	(1,256)	—
Accumulated losses of unconsolidated subsidiaries in excess of investment	812	157	—	(969)	—
Long-term pension and post employment benefit obligations	28	—	219	—	247
Deferred income taxes	2	—	10	—	12
Other long-term liabilities	112	—	70	—	182
Total liabilities	4,998	158	2,159	(2,407)	4,908
Total deficit	(2,801)	(136)	(676)	812	(2,801)
Total liabilities and deficit	$2,197	$22	$1,483	$(1,595)	$2,107

HEXION INC.
DECEMBER 31, 2017
CONDENSED CONSOLIDATING BALANCE SHEET

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0 and $18, respectively)	$13	$—	$102	$—	$115
Accounts receivable, net	126	1	335	—	462
Intercompany accounts receivable	121	—	80	(201)	—
Intercompany loans receivable—current portion	1	—	22	(23)	—
Inventories:
Finished and in-process goods	85	—	136	—	221
Raw materials and supplies	36	—	56	—	92
Current assets held-for-sale	1	—	5	—	6
Other current assets	19	—	25	—	44
Total current assets	402	1	761	(224)	940
Investment in unconsolidated entities	158	13	20	(171)	20
Deferred income taxes	—	—	8	—	8
Long-term assets held for sale	—	—	2	—	2
Other long-term assets	17	8	24	—	49
Intercompany loans receivable	1,114	—	190	(1,304)	—
Property and equipment, net	410	—	514	—	924
Goodwill	52	—	60	—	112
Other intangible assets, net	32	—	10	—	42
Total assets	$2,185	$22	$1,589	$(1,699)	$2,097
Liabilities and Deficit
Current liabilities:
Accounts payable	$129	$—	$273	$—	$402
Intercompany accounts payable	80	—	121	(201)	—
Debt payable within one year	10	—	115	—	125
Intercompany loans payable within one year	22	—	1	(23)	—
Interest payable	80	—	2	—	82
Income taxes payable	6	—	6	—	12
Accrued payroll and incentive compensation	22	—	25	—	47
Current liabilities associated with assets held for sale	—	—	2	—	2
Other current liabilities	70	—	65	—	135
Total current liabilities	419	—	610	(224)	805
Long term liabilities:
Long-term debt	3,507	—	77	—	3,584
Intercompany loans payable	190	—	1,114	(1,304)	—
Accumulated losses of unconsolidated subsidiaries in excess of investment	668	171	—	(839)	—
Long-term pension and post employment benefit obligations	31	—	231	—	262
Deferred income taxes	2	—	9	—	11
Other long-term liabilities	109	—	68	—	177
Total liabilities	4,926	171	2,109	(2,367)	4,839
Total Hexion Inc. shareholder’s deficit	(2,741)	(149)	(519)	668	(2,741)
Noncontrolling interest	—	—	(1)	—	(1)
Total deficit	(2,741)	(149)	(520)	668	(2,742)
Total liabilities and deficit	$2,185	$22	$1,589	$(1,699)	$2,097

HEXION INC.
THREE MONTHS ENDED SEPTEMBER 30, 2018
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$438	$—	$562	$(48)	$952
Cost of sales	361	—	483	(48)	796
Gross profit	77	—	79	—	156
Selling, general and administrative expense	28	—	44	—	72
Asset impairments	—	—	3	—	3
Business realignment costs	3	—	2	—	5
Other operating expense, net	2	—	4	—	6
Operating income	44	—	26	—	70
Interest expense, net	80	—	3	—	83
Intercompany interest (income) expense, net	(21)	—	21	—	—
Other non-operating income, net	—	—	(1)	—	(1)
(Loss) income before tax and (losses) earnings from unconsolidated entities	(15)	—	3	—	(12)
Income tax expense	—	—	6	—	6
Loss before (losses) earnings from unconsolidated entities	(15)	—	(3)	—	(18)
(Losses) earnings from unconsolidated entities, net of taxes	(3)	—	1	2	—
Net loss	$(18)	$—	$(2)	$2	$(18)
Comprehensive loss	$(24)	$—	$(11)	$11	$(24)

HEXION INC.
THREE MONTHS ENDED SEPTEMBER 30, 2017
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$400	$—	$558	$(44)	$914
Cost of sales	360	—	481	(44)	797
Gross profit	40	—	77	—	117
Selling, general and administrative expense	29	—	48	—	77
Asset impairments	13	—	—	—	13
Business realignment costs	6	—	4	—	10
Other operating expense (income), net	3	—	(2)	—	1
Operating (loss) income	(11)	—	27	—	16
Interest expense, net	78	—	4	—	82
Intercompany interest (income) expense, net	(20)	—	20	—	—
Other non-operating (income) expense, net	(25)	—	20	—	(5)
Loss before income tax and (losses) earnings from unconsolidated entities	(44)	—	(17)	—	(61)
Income tax expense	3	—	6	—	9
Loss before (losses) earnings from unconsolidated entities	(47)	—	(23)	—	(70)
(Losses) earnings from unconsolidated entities, net of taxes	(23)	(18)	1	40	—
Net loss	$(70)	$(18)	$(22)	$40	$(70)
Comprehensive loss	$(60)	$(18)	$(22)	$40	$(60)

HEXION INC.
NINE MONTHS ENDED SEPTEMBER 30, 2018
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,329	$—	$1,715	$(151)	$2,893
Cost of sales	1,088	—	1,477	(151)	2,414
Gross profit	241	—	238	—	479
Selling, general and administrative expense	108	—	123	—	231
Gain on disposition	(24)	—	(20)	—	(44)
Asset impairments	25	—	3	—	28
Business realignment costs	12	—	7	—	19
Other operating expense, net	5	—	21	—	26
Operating income	115	—	104	—	219
Interest expense, net	239	—	11	—	250
Intercompany interest (income) expense, net	(62)	—	62	—	—
Other non-operating expense (income), net	17	—	(11)	—	6
(Loss) income before tax and earnings from unconsolidated entities	(79)	—	42	—	(37)
Income tax (benefit) expense	(6)	—	23	—	17
(Loss) income before earnings earnings from unconsolidated entities	(73)	—	19	—	(54)
Earnings from unconsolidated entities, net of taxes	20	14	3	(35)	2
Net (loss) income	(53)	14	22	(35)	(52)
Net income attributable to noncontrolling interest	—	—	(1)	—	(1)
Net (loss) income attributable to Hexion Inc.	$(53)	$14	$21	$(35)	$(53)
Comprehensive (loss) income attributable to Hexion Inc.	$(61)	$14	$26	$(40)	$(61)

HEXION INC.
NINE MONTHS ENDED SEPTEMBER 30, 2017
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,195	$—	$1,651	$(150)	$2,696
Cost of sales	1,037	—	1,425	(150)	2,312
Gross profit	158	—	226	—	384
Selling, general and administrative expense	96	—	137	—	233
Asset impairments	13	—	—	—	13
Business realignment costs	16	—	11	—	27
Other operating expense, net	—	—	4	—	4
Operating income	33	—	74	—	107
Interest expense, net	236	—	11	—	247
Intercompany interest (income) expense, net	(55)	—	55	—	—
Loss on extinguishment of debt	3	—	—	—	3
Other non-operating (income) expense, net	(83)	—	73	—	(10)
Loss before income tax and (losses) earnings from unconsolidated entities	(68)	—	(65)	—	(133)
Income tax (benefit) expense	(1)	—	17	—	16
Loss before (losses) earnings from unconsolidated entities	(67)	—	(82)	—	(149)
(Losses) earnings from unconsolidated entities, net of taxes	(79)	(52)	3	131	3
Net loss	$(146)	$(52)	$(79)	$131	$(146)
Comprehensive loss	$(121)	$(52)	$(71)	$123	$(121)

HEXION INC.
NINE MONTHS ENDED SEPTEMBER 30, 2018
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Hexion Inc.		Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(303)		$1	$253		$—	$(49)
Cash flows provided by (used in) investing activities
Capital expenditures	(20)		—	(42)		—	(62)
Proceeds from disposition, net	24		—	25		—	49
Proceeds from sale of assets, net	—		—	1		—	1
Return of capital from subsidiary from sales of accounts receivable	243	(a)	—	—		(243)	—
	247		—	(16)		(243)	(12)
Cash flows provided by (used in) financing activities
Net short-term debt borrowings	—		—	6		—	6
Borrowings of long-term debt	221		—	204		—	425
Repayments of long-term debt	(197)		—	(146)		—	(343)
Net intercompany loan borrowings (repayments)	53		—	(53)		—	—
Long-term debt and credit facility financing fees paid	—		—	(1)		—	(1)
Return of capital to parent from sales of accounts receivable	—		—	(243)	(a)	243	—
	77		—	(233)		243	87
Effect of exchange rates on cash and cash equivalents	—		—	(4)		—	(4)
Change in cash and cash equivalents	21		1	—		—	22
Cash and cash equivalents at beginning of period	13		—	102		—	115
Cash and cash equivalents at end of period	$34		$1	$102		$—	$137

(a)
During the nine months ended September 30, 2018, Hexion Inc. contributed receivables of $243 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the nine months ended September 30, 2018, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Hexion Inc. by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined non-guarantor subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and Hexion Inc., respectively.

HEXION INC.
NINE MONTHS ENDED SEPTEMBER 30, 2017
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Hexion Inc.		Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(245)		$—	$41		$(1)	$(205)
Cash flows provided by (used in) investing activities
Capital expenditures	(33)		—	(53)		—	(86)
Capitalized interest	—		—	(1)		—	(1)
Proceeds from sale of assets, net	5		—	—		—	5
Return of capital from subsidiary from sales of accounts receivable	117	(a)	—	—		(117)	—
	89		—	(54)		(117)	(82)
Cash flows provided by (used in) financing activities
Net short-term debt borrowings	4		—	11		—	15
Borrowings of long-term debt	1,007		—	284		—	1,291
Repayments of long-term debt	(850)		—	(229)		—	(1,079)
Net intercompany loan (repayments) borrowings	(7)		—	7		—	—
Long-term debt and credit facility financing fees	(20)		—	(5)		—	(25)
Common stock dividends paid	—		—	(1)		1	—
Return of capital to parent from sales of accounts receivable	—		—	(117)	(a)	117	—
	134		—	(50)		118	202
Effect of exchange rates on cash and cash equivalents	—		—	7		—	7
Change in cash and cash equivalents	(22)		—	(56)		—	(78)
Cash and cash equivalents at beginning of period	28		—	168		—	196
Cash and cash equivalents at end of period	$6		$—	$112		$—	$118

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
Within the following discussion, unless otherwise stated, “the third quarter of 2018” refers to the three months ended September 30, 2018 and “the third quarter of 2017” refers to the three months ended September 30, 2017, “the first nine months of 2018” refers to the nine months ended September 30, 2018 and “the first nine months of 2017” refers to the nine months ended September 30, 2017.
Forward-Looking and Cautionary Statements
Certain statements in this report, including without limitation, certain statements made under the caption “Overview and Outlook,” are forward-looking statements within the meaning of and made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, our management may from time to time make oral forward-looking statements. All statements, other than statements of historical facts, are forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “might,” “plan,” “estimate,” “may,” “will,” “could,” “should,” “seek” or “intend” and similar expressions. Forward-looking statements reflect our current expectations and assumptions regarding our business, the economy and other future events and conditions and are based on currently available financial, economic and competitive data and our current business plans. Actual results could vary materially depending on risks and uncertainties that may affect our operations, markets, services, prices and other factors as discussed in the Risk Factors section of this report and our other filings with the Securities and Exchange Commission (the “SEC”). While we believe our assumptions are reasonable, we caution you against relying on any forward-looking statements as it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, a weakening of global economic and financial conditions, interruptions in the supply of or increased cost of raw materials, the loss of, or difficulties with the further realization of, cost savings in connection with our strategic initiatives, including transactions with our affiliate Momentive Performance Materials Inc., the impact of our substantial indebtedness, our failure to comply with financial covenants under our credit facilities or other debt, pricing actions by our competitors that could affect our operating margins, changes in governmental regulations and related compliance and litigation costs and the other factors listed in the Risk Factors section of this report and in our other SEC filings. For a more detailed discussion of these and other risk factors, see the Risk Factors section of this report and our most recent filings made with the SEC. All forward-looking statements are expressly qualified in their entirety by this cautionary notice. The forward-looking statements made by us speak only as of the date on which they are made. Factors or events that could cause our actual results to differ may emerge from time to time. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
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
Through our worldwide network of strategically located production facilities we serve more than 3,300 customers in approximately 90 countries. Our global customers include large companies in their respective industries, such as 3M, Akzo Nobel, BASF, Bayer, Dow, Louisiana Pacific, Owens Corning, PPG Industries, Valspar and Weyerhaeuser.

Reportable Segments
Our business segments are based on the products that we offer and the markets that we serve. At September 30, 2018, we had three reportable segments: Epoxy, Phenolic and Coating Resins; Forest Products Resins; and Corporate and Other. A summary of the major products of our reportable segments follows:

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

2018 Overview
Following are highlights from our results of operations for the nine months ended September 30, 2018 and 2017:

	2018	2017	$ Change	% Change
Statements of Operations:
Net sales	$2,893	$2,696	$197	7%
Gross profit	479	384	95	25%
Operating income	219	107	112	105%
Loss before income tax	(37)	(133)	96	72%
Net loss	(52)	(146)	94	64%
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$208	$143	$65	45%
Forest Products Resins	219	195	24	12%
Corporate and Other	(53)	(47)	(6)	(13)%
Total	$374	$291	$83	29%

•
Net Sales—Net sales in the first nine months of 2018 were $2,893, an increase of 7% compared with the first nine months of 2017. This increase was primarily driven by pricing, which positively impacted sales by $269 due largely to improved market conditions in our base epoxy resins business and raw material price increases contractually passed through to customers across many of our businesses. The impact of foreign exchange translation positively impacted net sales by $56 due largely to the strengthening of the euro and Chinese yuan against the U.S. dollar. These increases were partially offset by volumes, which negatively impacted net sales by $116 primarily related to volume decreases in our epoxy businesses driven by delays in the production of wind turbines in China and margin optimization. Additionally, volumes in our oilfield business decreased due to highly competitive market conditions. These decreases were partially offset by volume increases in our Latin American forest products resins business due to ongoing recovery in the Brazilian economy and increased demand in our North American Formaldehyde business.

•
Net Loss—Net loss in the first nine months of 2018 was $52, an improvement of 64% as compared with a net loss of $146 in the first nine months of 2017. This improvement was primarily driven by an increase in gross profit due to the margin improvements discussed above and a gain on the sale of our ATG business of $44, partially offset by asset impairments of $28 largely attributed to our oilfield business.

•
Segment EBITDA—For the first nine months of 2018, Segment EBITDA was $374, an increase of 29% compared with $291 in the first nine months of 2017. This increase was driven by increased margins in our base epoxy resins and phenolic resins businesses and improved performance in our North American formaldehyde and forest products resins businesses, as well as the impact of our ongoing cost reduction initiatives.

•
Restructuring and Cost Reduction Programs—During the first nine months of 2018, we have achieved $37 in cost savings related to our cost reduction programs and have a total of $17 of in-process cost savings, the majority of which we expect to realize by the end of 2018.

•	Sale of ATG Business—In January 2018, we completed the sale of our ATG business for a purchase price of $49 and recorded a gain on this disposition of $44.

•
Growth Initiatives—We recently committed to the construction of a new application development center in Shanghai, China. The facility, which we expect to occupy in the second half of 2019, will help meet the strong growth and demand for new coatings technologies in the region. We also continue to focus on new product development and have taken steps to improve our analytical and product development services for our global grid, such as the recently announced contract with the Fraunhofer Project Center in Canada to develop lightweight composite technologies and high performance systems for the automotive industry. Lastly, we recently introduced our new Voyager mobile resin coating service within our oilfield business, a new technology offering customers efficient manufacturing of resin coated proppants in close proximity to the wellsite.

Short-term Outlook
We expect strong market demand to continue to drive volume increases in our North American formaldehyde business for the remainder of 2018 and into 2019. Additionally, we continue to expect improved demand in our North American forest products resins business due to ongoing growth in U.S. housing starts and remodeling. We also anticipate modest overall improvement in our Latin American forest products resins business due to ongoing recovery in the Brazilian economy.
We expect results in our base epoxy business to remain strong through the remainder of 2018 and into 2019 due to continued favorable market conditions. Overall, we expect improvement in our epoxy specialty business in 2019 due to the introduction of new products and government supported investment in the China wind energy market. We also expect our epoxy specialty business to benefit from improvements in demand for waterborne coatings over the next few years, primarily in China. Lastly, we expect our phenolic resins business to continue to benefit from cost reductions associated with our recently completed grid optimization efforts in Europe.
We also anticipate all of our businesses will continue to benefit from the savings associated with our ongoing restructuring and cost reduction initiatives. Finally, we expect raw material price volatility to continue through the remainder of 2018 and into 2019.
Portfolio Optimization Initiatives
In January 2018, we completed the sale of our ATG business. We received $49 in proceeds from the transaction, or approximately twelve times ATG’s Segment EBITDA over the prior twelve months. In addition, we have undertaken a process for the potential sale of a portion of our Epoxy, Phenolic and Coatings Resins segment. Should a sale of these assets or any other assets in our portfolio occur, we expect that proceeds will be used to reduce our debt.
Matters Impacting Comparability of Results
Tax Reform Implications
The 2017 U.S. tax reform reduced the U.S. corporate tax rate, included beneficial depreciation provisions, new provisions that cause U.S. expenses, such as interest and general administrative expenses, to be taxed and a new tax on U.S. cross-border payments. The effect of the above provisions on tax expense and cash taxes paid may impact the comparability of results between periods. See Note 12 in Item 1 of this Quarterly Report on Form 10-Q for more information.
Raw Material Prices
Raw materials comprise approximately 75% of our cost of sales. The three largest raw materials used in our production processes are phenol, methanol and urea. These materials represent about half of our total raw material costs. Fluctuations in energy costs, such as volatility in the price of crude oil and related petrochemical products, as well as the cost of natural gas have historically caused volatility in our raw material and utility costs. In the first nine months of 2018 compared to the first nine months of 2017 the average price of methanol, urea, and phenol increased by approximately 19%, 19%, and 3%, respectively. The impact of passing through raw material price changes to customers can result in significant variances in sales comparisons from year to year.
Other Comprehensive Income
Our other comprehensive income is significantly impacted by foreign currency translation, and to a lesser degree by defined benefit pension and postretirement benefit adjustments. The impact of foreign currency translation is driven by the translation of assets and liabilities of our foreign subsidiaries which are denominated in functional currencies other than the U.S. dollar. Our non-U.S. operations accounted for approximately 60% of our sales in the first nine months of 2018. The primary assets and liabilities driving the adjustments are cash and cash equivalents; accounts receivable; inventory; property, plant and equipment; accounts payable; pension and other postretirement benefit obligations and certain intercompany loans payable and receivable. The primary currencies in which these assets and liabilities are denominated are the euro, Brazilian real, Chinese yuan, Canadian dollar and Australian dollar. The impact of defined benefit pension and postretirement benefit adjustments is primarily driven by unrecognized prior service cost related to our defined benefit and other non-pension postretirement benefit plans (“OPEB”), as well as the subsequent amortization of these amounts from accumulated other comprehensive income in periods following the initial recording of such amounts.

Results of Operations
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2018		2017
	$	% of Net Sales	$	% of Net Sales
Net sales	$952	100%	$914	100%
Cost of sales	794	84%	783	86%
Accelerated depreciation	2	—%	14	1%
Gross profit	156	16%	117	13%
Selling, general and administrative expense	72	8%	77	8%
Asset impairments	3	—%	13	1%
Business realignment costs	5	1%	10	1%
Other operating expense, net	6	1%	1	—%
Operating income	70	6%	16	3%
Interest expense, net	83	9%	82	9%
Other non-operating income, net	(1)	—%	(5)	(1)%
Total non-operating expense	82	9%	77	8%
Loss before income tax and earnings from unconsolidated entities	(12)	(3)%	(61)	(5)%
Income tax expense	6	1%	9	1%
Loss before earnings from unconsolidated entities	(18)	(4)%	(70)	(6)%
Earnings from unconsolidated entities, net of taxes	—	—%	—	—%
Net loss	$(18)	(4)%	$(70)	(6)%
Other comprehensive (loss) income	$(6)		$10
Three Months Ended September 30, 2018 vs. Three Months Ended September 30, 2017
Net Sales
In the third quarter of 2018, net sales increased by $38, or 4%, compared to the third quarter of 2017. Pricing positively impacted sales by $128 due primarily to improved conditions in our base epoxy resins business and raw material price increases contractually passed through to customers across many of our businesses. Foreign currency translation negatively impacted net sales by $20 due to the strengthening of the U.S. dollar against the euro, Chinese yuan and the Brazilian real in the third quarter of 2018 compared to the third quarter of 2017. Volume decreases negatively impacted net sales by $66, which was primarily related to volume decreases in our epoxy businesses largely due to delays in the production of wind turbines in China and margin optimization. Additionally, volumes in our oilfield business decreased due to highly competitive market conditions.
Gross Profit
In the third quarter of 2018, gross profit increased by $39 compared to the third quarter of 2017. Gross profit as a percentage of net sales increased by 3% due to margin expansion driven by the market conditions in our base epoxy resins business discussed above, as well as our ongoing restructuring initiatives.
Operating Income
In the third quarter of 2018, operating income increased by $54 compared to the third quarter of 2017, driven primarily by the increase in gross profit of $39 discussed above, a decrease in selling, general and administrative expense of $5, a decrease in business realignment costs of $5 and a decrease in asset impairments of $10. The decrease in selling, general and administrative expense was due primarily to our ongoing cost savings and productivity actions. The decrease in business realignment costs is largely attributable to lower severance and facility closure related expenses. The decrease in asset impairments is largely due to impairments in our oilfield business that occurred in 2017. These increases to operating income were partially offset by increases in other operating expense of $5 due to higher realized and unrealized foreign currency losses.
Non-Operating Expense
In the third quarter of 2018, total non-operating expense increased by $5 compared to the third quarter of 2017. This was due to an increase of $4 in other non-operating expense driven by higher realized and unrealized foreign currency losses and an increase in interest expense of $1 driven by higher average debt levels.

Income Tax Expense

The effective tax rate was (50)% and (15)% for the third quarter of 2018 and 2017, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and losses among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating gains and losses generated in jurisdictions where no tax expense or benefit was recognized due to the maintenance of a full valuation allowance.

For the third quarter of 2018 and 2017, income tax expense relates primarily to income from certain foreign operations. In 2018 and 2017, losses in the United States and certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to the maintenance of a full valuation allowance.
Other Comprehensive Income
For the third quarter of 2018, foreign currency translation negatively impacted other comprehensive loss by $6, primarily due to an overall weakening of various foreign currencies against the U.S. dollar in the third quarter of 2018.
For the third quarter of 2017, foreign currency translation positively impacted other comprehensive income by $10, primarily due to the strengthening of the euro against the U.S. dollar in the third quarter of 2017.

	Nine Months Ended September 30,
	2018		2017
	$	% of Net Sales	$	% of Net Sales
Net sales	$2,893	100%	$2,696	100%
Cost of sales	2,412	83%	2,298	85%
Accelerated depreciation	2	—%	14	1%
Gross profit	479	17%	384	14%
Selling, general and administrative expense	231	8%	233	9%
Gain on disposition	(44)	(2)%	—	—%
Asset impairments	28	1%	13	—%
Business realignment costs	19	1%	27	1%
Other operating expense, net	26	1%	4	—%
Operating income	219	8%	107	4%
Interest expense, net	250	9%	247	9%
Loss on extinguishment of debt	—	—%	3	—%
Other non-operating expense (income), net	6	—%	(10)	—%
Total non-operating expense	256	9%	240	9%
Loss before income tax and earnings from unconsolidated entities	(37)	(1)%	(133)	(4)%
Income tax expense	17	1%	16	1%
Loss before earnings from unconsolidated entities	(54)	(2)%	(149)	(5)%
Earnings from unconsolidated entities, net of taxes	2	—%	3	—%
Net loss	(52)	(2)%	(146)	(5)%
Net income attributable to noncontrolling interest	(1)	—%	—	—%
Net loss attributable to Hexion Inc.	$(53)		$(146)
Other comprehensive (loss) income	$(8)		$25
Nine Months Ended September 30, 2018 vs. Nine Months Ended September 30, 2017
Net Sales
In the first nine months of 2018, net sales increased by $197, or 7%, compared to the first nine months of 2017. Pricing positively impacted sales by $269 due primarily to improved conditions in our base epoxy resins business and raw material price increases contractually passed through to customers across many of our businesses. Foreign currency translation positively impacted net sales by $56 due to the strengthening of the euro and Chinese yuan against the U.S. dollar in the first nine months 2018 compared to the first nine months of 2017. Volume decreases negatively impacted net sales by $116 primarily related to volume decreases in our epoxy businesses driven by delays in the production of wind turbines in China and margin optimization. Additionally, volumes in our oilfield business decreased due to highly competitive market conditions. These decreases were partially offset by volume increases in our Latin American forest products resins business due to ongoing recovery in the Brazilian economy and increased demand in our North American Formaldehyde business. Lastly, the disposition of our ATG business in the first quarter of 2018 negatively impacted sales by $12.

Gross Profit
In the first nine months of 2018, gross profit increased by $95 compared to the first nine months of 2017. Gross profit as a percentage of net sales increased by 3%, due to margin expansion driven by the market conditions in our base epoxy resins business discussed above, as well as our ongoing restructuring initiatives.
Operating Income
In the first nine months of 2018, operating income increased by $112 compared to the first nine months of 2017, driven primarily by the increase in gross profit of $95 discussed above, a gain on the disposition of our ATG business of $44 and a decrease in business realignment costs of $8. The decrease in business realignment costs is largely attributable to lower severance and facility closure related expenses in the first nine months of 2018. These increases to operating income were partially offset by increases in asset impairments of $15 primarily related to our oilfield business, and an increase in other operating expense of $22 due to an increase in realized and unrealized foreign currency losses.
Non-Operating Expense
In the first nine months of 2018, total non-operating expense increased by $16 compared to the first nine months of 2017. This was due to an increase of $16 in other non-operating expense driven by an increase in realized and unrealized foreign currency losses and an increase in interest expense of $3 driven by higher average debt levels. These increased expenses were partially offset by $3 of loss on extinguishment of debt that occurred in first nine months of 2017.
Income Tax Expense

The effective tax rate was (46)% and (12)% for the first nine months of 2018 and 2017, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and losses among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating gains and losses generated in jurisdictions where no tax expense or benefit was recognized due to the maintenance of a full valuation allowance.

For the first nine months of 2018 and 2017, income tax expense relates primarily to income from certain foreign operations. In 2018 and 2017, losses in the United States and certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to the maintenance of a full valuation allowance.
Other Comprehensive Income
For the first nine months of 2018, foreign currency translation negatively impacted other comprehensive loss by $8, primarily due to an overall weakening of various foreign currencies against the U.S. dollar in the first nine months of 2018.
For the first nine months of 2017, foreign currency positively impacted other comprehensive income by $25, primarily due to the strengthening of the euro against the U.S. dollar in the first nine months of 2017.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Sales (1):
Epoxy, Phenolic and Coating Resins	$521	$528	$1,625	$1,537
Forest Products Resins	431	386	1,268	1,159
Total	$952	$914	$2,893	$2,696

Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$66	$45	$208	$143
Forest Products Resins	76	66	219	195
Corporate and Other	(14)	(15)	(53)	(47)
Total	$128	$96	$374	$291
(1)     Intersegment sales are not significant and, as such, are eliminated within the selling segment.

Three Months Ended September 30, 2018 vs. Three Months Ended September 30, 2017 Segment Results
Following is an analysis of the percentage change in net sales by segment from the three months ended September 30, 2017 to the three months ended September 30, 2018:

	Volume	Price/Mix	Currency Translation	Impact of Dispositions	Total
Epoxy, Phenolic and Coating Resins	(12)%	12%	(1)%	—%	(1)%
Forest Products Resins	1%	16%	(4)%	(1)%	12%

Epoxy, Phenolic and Coating Resins
Net sales in the third quarter of 2018 decreased by $7, or 1%, when compared to the third quarter of 2017. Volumes negatively impacted net sales by $68, which was primarily related to volume decreases in our epoxy businesses largely due to delays in the production of wind turbines in China and margin optimization. Additionally, volumes in our oilfield business decreased due to highly competitive market conditions. Foreign currency translation negatively impacted net sales by $3, due primarily to the strengthening of the U.S. dollar against the euro and Chinese yuan in the third quarter of 2018 compared to the third quarter of 2017. These decreases were partially offset by pricing, which positively impacted net sales by $64 due primarily to improved market conditions in our base epoxy resins business and raw material price increases contractually passed through to customers across many of our businesses.
Segment EBITDA in the third quarter of 2018 increased by $21 to $66 compared to the third quarter of 2017. The increase was driven by increased margins in our base epoxy resins business, as well as the impact of our ongoing cost reduction initiatives, most notably in our phenolic resins business.
Forest Products Resins
Net sales in the third quarter of 2018 increased by $45, or 12%, when compared to the third quarter of 2017. Pricing positively impacted net sales by $64, which was primarily due to raw material price increases contractually passed through to customers across many of our businesses. Volumes positively impacted net sales by $2, driven by increased demand in our North American formaldehyde business. Foreign currency translation negatively impacted net sales by $17 mainly due to the strengthening of the U.S dollar against the Brazilian real in the third quarter of 2018 compared to the third quarter of 2017. Lastly, the disposition of our ATG business in the first quarter of 2018 negatively impacted sales by $4.
Segment EBITDA in the third quarter of 2018 increased by $10, to $76, compared to the third quarter of 2017. This increase was driven by improved performance in our North American formaldehyde and forest products resins businesses, as well as the impact of our ongoing cost reduction initiatives.
Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the other segments, such as shared service and administrative functions, unallocated foreign exchange gains and losses and legacy company costs not allocated to the other segments. Corporate and Other charges in the third quarter of 2018 decreased by $1 compared to the third quarter of 2017 due primarily to our ongoing cost savings efforts.
Nine Months Ended September 30, 2018 vs. Nine Months Ended September 30, 2017 Segment Results
Following is an analysis of the percentage change in net sales by segment from the nine months ended September 30, 2017 to the nine months ended September 30, 2018:

	Volume	Price/Mix	Currency Translation	Impact of Dispositions	Total
Epoxy, Phenolic and Coating Resins	(8)%	10%	4%	—%	6%
Forest Products Resins	1%	9%	—%	(1)%	9%
Epoxy, Phenolic and Coating Resins
Net sales in the first nine months of 2018 increased by $88, or 6%, when compared to the first nine months of 2017. Pricing positively impacted net sales by $153 due primarily to improved market conditions in our base epoxy resins business and raw material price increases contractually passed through to customers across many of our businesses. Foreign currency translation positively impacted net sales by $61, due primarily to the strengthening of the euro and Chinese yuan against the U.S. dollar in the first nine months of 2018 compared to the first nine months of 2017. Lastly, volumes negatively impacted net sales by $126, primarily related to volume decreases in our epoxy businesses largely due to delays in the production of wind turbines in China and margin optimization. Additionally, volumes in our oilfield business decreased due to highly competitive market conditions.
Segment EBITDA in the first nine months of 2018 increased by $65 to $208 compared to the first nine months of 2017. The increase was driven by increased margins in our base epoxy resins and phenolic resins businesses, as well as the impact of our ongoing cost reduction initiatives, most notably in our phenolic resins business.

Forest Products Resins
Net sales in the first nine months of 2018 increased by $109, or 9%, when compared to the first nine months of 2017. Pricing positively impacted net sales by $116, which was primarily due to raw material price increases passed through to customers across many of our businesses. Volumes positively impacted net sales by $10, and were primarily driven by increases in our Latin American forest products resins business due to ongoing recovery in the Brazilian economy and increased demand in our North American Formaldehyde business. Foreign currency translation negatively impacted net sales by $5, due largely to the strengthening of the U.S. dollar against the Brazilian real partially offset by the strengthening of the euro and Canadian dollar against the U.S. dollar in the first nine months of 2018 compared to the first nine months of 2017. Lastly, the disposition of our ATG business in the first quarter of 2018 negatively impacted sales by $12.
Segment EBITDA in the first nine months of 2018 increased by $24, to $219, compared to the first nine months of 2017. This increase was primarily due to improved performance in our North American formaldehyde business, as well as the impact of our ongoing cost reduction initiatives.
Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the other segments, such as shared service and administrative functions, unallocated foreign exchange gains and losses and legacy company costs not allocated to continuing segments. Corporate and Other charges in the first nine months of 2018 increased by $6 compared to the first nine months of 2017 due primarily to higher compensation costs, partially offset by our ongoing cost savings efforts.
Reconciliation of Net Loss to Segment EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Reconciliation:
Net loss attributable to Hexion Inc.	$(18)	$(70)	$(53)	$(146)
Net income attributable to noncontrolling interest	—	—	(1)	—
Net loss	(18)	(70)	(52)	(146)
Income tax expense	6	9	17	16
Interest expense, net	83	82	250	247
Depreciation and amortization	27	29	85	85
Accelerated depreciation	2	14	2	14
EBITDA	$100	$64	$302	$216
Items not included in Segment EBITDA:
Asset impairments and write-downs	$7	$13	$32	$13
Business realignment costs	5	10	19	27
Gain on disposition	—	—	(44)	—
Realized and unrealized foreign currency losses (gains)	4	(5)	26	(7)
Loss on extinguishment of debt	—	—	—	3
Other	12	14	39	39
Total adjustments	28	32	72	75
Segment EBITDA	$128	$96	$374	$291

Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$66	$45	$208	$143
Forest Products Resins	76	66	219	195
Corporate and Other	(14)	(15)	(53)	(47)
Total	$128	$96	$374	$291

Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses. For the three and nine months ended September 30, 2018 and 2017, these items primarily include expenses from retention programs and certain professional fees related to strategic projects. Business realignment costs for the three and nine months ended September 30, 2018 and 2017 primarily include costs related to certain in-process facility rationalizations and cost reduction programs.

Liquidity and Capital Resources
We are a highly leveraged company. Our primary sources of liquidity are cash flows generated from operations and availability under the ABL Facility. Our primary liquidity requirements are interest, working capital and capital expenditures.

At September 30, 2018, we had $3,794 of outstanding debt and $306 in liquidity consisting of the following:

•	$121 of unrestricted cash and cash equivalents (of which $86 is maintained in foreign jurisdictions);

•	$151 of borrowings available under our ABL Facility ($350 borrowing base less $150 of outstanding borrowings and $49 of outstanding letters of credit); and

•	$34 of time drafts and borrowings available under credit facilities at certain international subsidiaries
Our net working capital (defined as accounts receivable and inventories less accounts payable) at September 30, 2018 and December 31, 2017 was $468 and $373, respectively. A summary of the components of our net working capital as of September 30, 2018 and December 31, 2017 is as follows:

	September 30, 2018	% of LTM Net Sales	December 31, 2017	% of LTM Net Sales (1)
Accounts receivable	$463	12%	$462	13%
Inventories	396	10%	313	9%
Accounts payable	(391)	(10)%	(402)	(12)%
Net working capital(1)	$468	12%	$373	10%

(1)
The components of net working capital at December 31, 2017 exclude $6 of net working capital related to the ATG business, which were classified as held for sale in the December 31, 2017 Consolidated Balance Sheet.

The increase in net working capital of $95 from December 31, 2017 was driven by an increase in inventory $83, as well as a decrease in accounts payable of $11. The increase in inventory was primarily the result of inventory build for turnarounds, as well as price increases in the third quarter of 2018 compared to the fourth quarter of 2017 due to raw material price increases contractually passed through to customers across many of our businesses and seasonality. The decrease in accounts payable was largely related to the timing of vendor payments. To minimize the impact of seasonal changes in net working capital on cash flows, we continue to review inventory safety stock levels, focus on accelerating receivable collections by offering incentives to customers to encourage early payment or through the sale of receivables at a discount and negotiate with vendors or enter into inventory financing arrangements to extend payment terms.
We periodically borrow from the ABL Facility to support our short-term liquidity requirements, particularly when net working capital requirements increase in response to the seasonality of our volumes. As of September 30, 2018, there were $150 of outstanding borrowings under the ABL Facility.
Short-Term Outlook
The following factors will impact cash flows for the remainder of 2018:

•
Interest and Income Taxes: We expect cash outflows in 2018 related to interest payments on our debt of approximately $315, with the largest components being paid in the second and fourth quarters. We expect our fourth quarter interest payments to be approximately $100, and our total 2018 income tax payments are expected to be between $15 and $20.

•	Capital Spending: We expect our fourth quarter 2018 capital spending to be between $20 and $25.

•
Working Capital: In the first nine months of 2018, our net working capital increased by $95 due primarily to inventory build for turnarounds, sequential volume increases, raw material price inflation and seasonality. During the fourth quarter, we expect a decrease in net working capital, consistent with historical trends. For the year we anticipate a slight increase in working capital in 2018, as compared to 2017.

•
Restructuring Activities: We expect that the 2018 cost savings associated with our cost reduction programs will exceed the one-time cash costs in 2018 associated with these programs and have a net positive impact on our liquidity and cash flows.

•
Sales of Assets: As mentioned above, we completed the sale of our ATG business in January 2018 for cash proceeds of $49. Also, we continue to evaluate potential divestitures, as well as additional sales of miscellaneous or idle assets, which would further increase our liquidity.

We plan to fund these outflows with available cash and cash equivalents, cash from operations and, if necessary, through available borrowings under our ABL Facility. We continue to expect significant improvement in our overall 2018 operating cash flows compared to 2017, driven by anticipated improvement in business performance, the impact of our cost reduction programs and lower restructuring spend. Based on our liquidity position as of September 30, 2018 and projections of operating cash flows, we expect to have sufficient liquidity to fund our operations for the next twelve months.

We have $1.9 billion of First-Priority Senior Secured Notes maturing in April 2020 and $0.6 billion of Second-Priority Senior Secured Notes maturing in November 2020. Additionally, if 91 days prior to the scheduled maturity of these notes, more than $50 aggregate principal amount of maturing notes is outstanding, our ABL Facility, which matures in December 2021, will accelerate and become immediately due and payable.
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
Sources and Uses of Cash
Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
	2018	2017
(Uses) sources of cash:
Operating activities	$(49)	$(205)
Investing activities	(12)	(82)
Financing activities	87	202
Effect of exchange rates on cash flow	(4)	7
Net change in cash and cash equivalents	$22	$(78)

Operating Activities
In the first nine months of 2018, operations used $49 of cash. Net loss of $52 included $99 of net non-cash expense items, consisting of depreciation and amortization of $85, non-cash asset impairments and accelerated depreciation of $30, amortization of deferred financing fees of $13, unrealized foreign currency losses of $12 and loss on sale of assets of $3, partially offset by a gain on disposition of $44. Net working capital used $106, which was largely driven by increases in inventories due primarily to inventory build for turnarounds, raw material price increases and seasonality. Changes in other assets and liabilities and income taxes payable used $10 due to the timing of when items were expensed versus paid, which primarily included interest expense, employee retention programs, incentive compensation, pension plan contributions and taxes.
In the first nine months of 2017, operations used $205 of cash. Net loss of $146 included $116 of net non-cash income items, consisting of depreciation and amortization of $85, amortization of deferred financing fees of $12, loss on debt extinguishment of $3, partially offset by unrealized foreign currency gains of $5, gains on sale of assets of $1 and a deferred tax benefit of $1. Net working capital used $150, which was largely driven by increases in accounts receivable and inventories due primarily to volume increases related to market conditions and the seasonality of our businesses, as well as raw material price inflation. Changes in other assets and liabilities and income taxes payable used $25 due to the timing of when items were expensed versus paid, which primarily included interest expense, employee retention programs, incentive compensation, pension plan contributions and taxes.
Investing Activities
In the first nine months of 2018, investing activities used $12 of cash, primarily driven by capital expenditures of $62, partially offset by net proceeds from the ATG disposition of $49 and proceeds from sale of assets of $1.
In the first nine months of 2017, investing activities used $82 of cash, primarily driven by capital expenditures of $86, partially offset by net proceeds from the sale of assets of $5.
Financing Activities
In the first nine months of 2018, financing activities provided $87 of cash. Net short-term debt borrowings were $6 and net long-term debt borrowings were $82. Our long-term debt borrowings primarily consisted of $69 of additional ABL borrowings in the first nine months of 2018.
In the first nine months of 2017, financing activities provided $202 of cash. Net short-term debt borrowings were $15 and net long-term debt borrowings were $191. Our long-term debt borrowings primarily consisted of $119 in ABL borrowings, and the refinancing our 8.875% Senior Secured Notes due 2018 in February 2017.

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
The indentures that govern our 6.625% First-Priority Senior Secured Notes, 10.00% First-Priority Senior Secured Notes, 10.375% First-Priority Senior Secured Notes, 13.75% Senior Secured Notes and 9.00% Second-Priority Senior Secured Notes (the “Secured Indentures”) contain an Adjusted EBITDA to Fixed Charges ratio incurrence test which may restrict our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet this ratio (measured on a last twelve months, or LTM, basis) of at least 2.0:1. The Adjusted EBITDA to Fixed Charges Ratio under the Secured Indentures is generally defined as the ratio of (a) Adjusted EBITDA to (b) net interest expense excluding the amortization or write-off of deferred financing costs, each measured on an LTM basis. See below for our Adjusted EBITDA to Fixed Charges Ratio calculation.
Our ABL Facility, which is subject to a borrowing base, does not have any financial maintenance covenant other than a minimum fixed charge coverage ratio of 1.0 to 1.0 that would only apply if our availability under the ABL Facility at any time is less than the greater of (a) $35 and (b) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time. The fixed charge coverage ratio under the credit agreement governing the ABL Facility is generally defined as the ratio of (a) Adjusted EBITDA minus non-financed capital expenditures and cash taxes to (b) debt service plus cash interest expense plus certain restricted payments, each measured on an LTM basis. At September 30, 2018, our availability under the ABL Facility exceeded such levels; therefore, the minimum fixed charge ratio covenant did not apply. As of September 30, 2018, we were in compliance with all covenants that govern the ABL Facility. We do not believe that a covenant default under the ABL Facility is reasonably likely to occur in the foreseeable future.
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

The following table reconciles net loss to EBITDA and Adjusted EBITDA, and calculates the ratio of Adjusted EBITDA to Fixed Charges as calculated under our Secured Indentures for the period presented:

September 30, 2018
LTM Period
Net loss	$(139)
Income tax expense	19
Interest expense, net	332
Depreciation and amortization	116
Accelerated depreciation	2
EBITDA	330
Adjustments to EBITDA:
Asset impairments and write-downs	32
Business realignment costs (1)	44
Realized and unrealized foreign currency losses	35
Gain on disposition	(44)
Unrealized gains on pension and postretirement benefits (2)	(4)
Other (3)	60
Cost reduction programs savings (4)	17
Adjustment for ATG disposition (5)	(1)
Adjusted EBITDA	$469
Pro forma fixed charges (6)	$317
Ratio of Adjusted EBITDA to Fixed Charges (7)	1.48

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

(5)	Represents pro forma LTM Adjusted EBITDA impact of the ATG disposition, which occurred during the first quarter of 2018.

(6)	Reflects pro forma interest expense based on interest rates at September 30, 2018.

(7)
The Company’s ability to incur additional indebtedness, among other actions, is restricted under the Secured Indentures, unless the Company has an Adjusted EBITDA to Fixed Charges ratio of at least 2.0 to 1.0. As of September 30, 2018, we did not satisfy this test. As a result, we are subject to restrictions on our ability to incur additional indebtedness and to make investments; however, there are exceptions to these restrictions, including exceptions that permit indebtedness under our ABL Facility (available borrowings of which were $151 at September 30, 2018).

Recently Issued Accounting Standards
See Note 2 in Item 1 of Part I of this Quarterly Report on Form 10-Q for a detailed description of recently issued accounting pronouncements.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk
There have been no material developments during the first nine months of 2018 on the matters we have previously disclosed about quantitative and qualitative market risk in our Annual Report on Form 10-K for the year ended December 31, 2017.
Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2018. Based upon that evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2018.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II - OTHER INFORMATION (dollar amounts in millions)
Item 1.        Legal Proceedings
The Louisville Air Pollution Control District (the “District”) issued the Company an Agreed Board Order on April 18, 2018 requiring payment of a $0.2 million penalty to resolve alleged violations in 2016, 2017 and 2018 of the District’s air pollution laws and the Company’s air permit.  The Company timely made the payment and the Agreed Board Order is resolved.
The United States Environmental Protection Agency (“U.S. EPA”) issued the Company a Notice of Intent to File Administrative Complaint related to alleged violations of the Emergency Right-to-Know Act identified in a 2017 voluntary self-disclosure made by the Company.  The Notice was issued on October 24, 2018 and seeks a penalty of $0.2 million.   The Company does not agree with the penalty and intends to work cooperatively with U.S. EPA to resolve this matter.
The U.S. EPA issued the Company a General Notice Letter seeking reimbursement of costs spent by U.S. EPA on a removal action associated with a site in Houston, Texas.  A private party also seeks recovery from the Company and several other parties associated with past and future remediation costs at the same site.  The Company does not agree with the alleged liability and is working cooperatively with the involved parties to resolve this matter. Potential future exposure related to this claim is less than $0.5 million.
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
Raw materials costs made up approximately 75% of our cost of sales in the first nine months of 2018. The prices of our direct and indirect raw materials have been, and we expect them to continue to be, volatile. If the cost of direct or indirect raw materials increases significantly and we are unable to offset the increased costs with higher selling prices, our profitability will decline. Increased selling prices for our products to offset the increased cost of raw materials could also hurt our ability to remain both competitive and profitable in the markets in which we compete.
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
In the first nine months of 2018, approximately 60% of our net sales originated outside the United States. In our consolidated financial statements, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period or the exchange rate at the end of that period. During times of a strengthening U.S. dollar, at a constant level of business, our reported international revenues and earnings would be reduced because the local currency would translate into fewer U.S. dollars.
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
Oil and natural gas prices have fluctuated greatly over the past several years and we anticipate that they will continue to do so. Natural gas and electricity are essential to our manufacturing processes, which are energy-intensive. Our energy costs represented approximately 5% of our total cost of sales for the the first nine months of 2018.

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
We have not yet realized all of the cost savings and synergies we expect to achieve from our ongoing strategic initiatives. A variety of risks could cause us not to realize the expected cost savings and synergies, including but not limited to, higher than expected severance costs related to staff reductions; higher than expected retention costs for employees that will be retained; higher than expected stand-alone overhead expenses; delays in the anticipated timing of activities related to our cost-savings plans; and other unexpected costs associated with operating our business. In November 2017, we initiated new cost reduction programs that we expect to generate approximately $44 of annual savings once fully implemented. As of September 30, 2018, we had $17 of total in-process cost savings related to new and existing programs.
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
Many aspects of the Tax Reform remain unclear, and although further clarifying guidance was issued and more is expected to be issued in the future (by the Internal Revenue Service (“IRS”), the U.S. Treasury Department or via a technical correction law change), it may not be clarified for some time. In addition, many U.S. states have not updated their laws to take into account the new federal legislation. Aspects of U.S. tax reform may lead foreign jurisdictions to respond by enacting additional tax legislation that is unfavorable to us. As a result, we have not yet been able to determine the full impact of the new laws on our results of operations and financial condition. It is possible that U.S. tax reform, or interpretations under it, could change and could have an adverse effect on us, and such effect could be material.
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

Risks Related to Our Indebtedness
We may be unable to generate sufficient cash flows from operations to meet our consolidated debt service payments or unable to refinance our debt obligations on commercially reasonable terms.
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
We have substantial consolidated indebtedness. As of September 30, 2018, we had approximately $3.8 billion of consolidated outstanding indebtedness, including payments due within the next twelve months and short-term borrowings. In addition, we had a $151 undrawn revolver under our ABL Facility, subject to a borrowing base, after giving effect to $49 of outstanding letters of credit. In 2018, our annualized cash interest expense is projected to be approximately $317 based on consolidated indebtedness and interest rates at September 30, 2018, of which $309 represents cash interest expense on fixed-rate obligations.
As of September 30, 2018, approximately $162, or 4%, of our borrowings were at variable interest rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same. Assuming our consolidated variable interest rate indebtedness outstanding as of September 30, 2018 remains the same, an increase of 1% in the interest rates payable on our variable rate indebtedness would increase our annual estimated debt service requirements by approximately $2.
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
Item 5.        Other Information

None.

Item 6.    Exhibits

4.1
Fourth Supplemental Indenture, dated as of June 19, 2018, by and among Hexion Inc., Hexion Deer Park LLC and Wilmington Trust, National Association, as trustee, related to the 6.625% First-Priority Senior Secured Notes due 2020.

4.2
First Supplemental Indenture, dated as of June 19, 2018, by and among Hexion Inc., Hexion Deer Park LLC and Wilmington Trust, National Association, as trustee, related to the 10.00% First-Priority Senior Secured Notes due 2020.

4.3
Third Supplemental Indenture, dated as of June 19, 2018, by and among Hexion Inc., Hexion Deer Park LLC and Wilmington Trust, National Association, as trustee, related to the 10.375% First-Priority Senior Secured Notes due 2022.

4.4
First Supplemental Indenture, dated as of June 19, 2018, by and among Hexion Inc., Hexion Deer Park LLC and Wilmington Trust, National Association, as trustee, related to the 13.75% Senior Secured Notes due 2022.

4.5
Second Supplemental Indenture, dated as of June 19, 2018, by and among Hexion Inc., Hexion Nova Scotia Finance ULC, Hexion Deer Park LLC and Wilmington Trust Company, as trustee, related to the 9.00% Second-Priority Senior Secured Notes due 2020.

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

HEXION INC.

Date:	November 13, 2018	/s/ George F. Knight
George F. Knight
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)